Form 10-K
period 2004-12-31
AMERICAN INTERNATIONAL GROUP INC
filed 2005-05-31
CIK 5272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Title of each class

None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐         No ☑

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☑         No ☐

    The aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant computed by reference to the price at which the common equity was last sold as of June 30, 2004 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $148,570,190,000.

    As of March 31, 2005, there were outstanding 2,594,907,032 shares of Common Stock, $2.50 par value per share, of the registrant.

FORM 10-K :  1

2 : FORM 10-K

American International Group, Inc. and Subsidiaries

PART I

ITEM 1.	Business

American International Group, Inc. (AIG), a Delaware corporation, is a holding company which, through its subsidiaries, is engaged in a broad range of insurance and insurance-related activities in the United States and abroad. AIG’s primary activities include both General Insurance and Life Insurance & Retirement Services operations. Other significant activities include Financial Services and Asset Management. The principal General Insurance company subsidiaries are American Home Assurance Company (American Home), National Union Fire Insurance Company of Pittsburgh, Pa. (National Union), New Hampshire Insurance Company (New Hampshire), Lexington Insurance Company (Lexington), The Hartford Steam Boiler Inspection and Insurance Company (HSB), Transatlantic Reinsurance Company, American International Underwriters Overseas, Ltd. (AIUO) and United Guaranty Residential Insurance Company. Significant Life Insurance & Retirement Services operations include those conducted through American Life Insurance Company (ALICO), American International Reinsurance Company, Ltd. (AIRCO), American International Assurance Company, Limited together with American International Assurance Company (Bermuda) Limited (AIA), Nan Shan Life Insurance Company, Ltd. (Nan Shan), The Philippine American Life and General Insurance Company (Philamlife), AIG Star Life Insurance Co., Ltd. (AIG Star Life), AIG Edison Life Insurance Company (AIG Edison Life), AIG Annuity Insurance Company (AIG Annuity), the AIG American General Life Companies (AIG American General), American General Life and Accident Insurance Company (AGLA), The United States Life Insurance Company in the City of New York (USLIFE), The Variable Annuity Life Insurance Company (VALIC), SunAmerica Life Insurance Company (SunAmerica Life) and AIG SunAmerica Life Assurance Company. AIG’s Financial Services operations are conducted primarily through International Lease Finance Corporation (ILFC), AIG Financial Products Corp. and AIG Trading Group Inc. (AIGTG) and their respective subsidiaries (collectively referred to as AIGFP), and American General Finance, Inc. and its subsidiaries (AGF). AIG’s Asset Management operations include AIG SunAmerica Asset Management Corp. (SAAMCo) and AIG Global Asset Management Holdings Corp. (formerly known as AIG Global Investment Group, Inc.) and its subsidiaries and affiliated companies (AIG Global Investment Group). For information on AIG’s business segments, see Note 3 of Notes to Financial Statements.

     All financial information herein gives effect to the restatement and adjustments for changes in estimates described in Management’s Discussion and Analysis of Financial Condition and Results of Operations. As of March 31, 2005, beneficial ownership of approximately 12.0 percent, 2.0 percent and 1.8 percent of AIG common stock, was held by Starr International Company, Inc. (SICO), The Starr Foundation and C.V. Starr & Co., Inc. (Starr), respectively. For a discussion of AIG’s current relationship with Starr and SICO, see Items 11, 12 and 13 of Part III of this Annual Report on Form 10-K and “Certain Factors Affecting AIG’s Business — The Relationships Between AIG and Starr and SICO.”

     At December 31, 2004, AIG and its subsidiaries had approximately 92,000 employees.

     AIG’s Internet address for its corporate website is www.aigcorporate.com. AIG makes available free of charge, through the Investor Information section of AIG’s corporate website, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). AIG also makes available on its corporate website copies of its charters for its Audit, Nominating and Corporate Governance and Compensation Committees, as well as its Corporate Governance Guidelines and Director Independence Standards.

     Throughout this Annual Report on Form 10-K, AIG presents its operations in the way it believes will be most meaningful, as well as most transparent. Certain of the measurements used by AIG management are “non-GAAP financial measures” under SEC rules and regulations. Gross premiums written, statutory underwriting profit (loss) and combined ratios are determined in accordance with accounting principles prescribed by insurance regulatory authorities. For an explanation of why AIG management considers these “non-GAAP measures” useful to investors, see Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORM 10-K :  3

The following table shows the general development of the business of AIG on a consolidated basis, the contributions made to AIG’s consolidated revenues and operating income and the assets held, in the periods indicated, by its General Insurance, Life Insurance & Retirement Services, Financial Services and Asset Management operations and other realized capital gains (losses). For additional information, see Selected Financial Data, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes 1, 2 and 3 of Notes to Financial Statements. AIG has restated its financial statements for 2003, 2002, 2001 and 2000. See Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Restatement of Previously Issued Financial Statements” for a description of the adjustments included in the restatement and Selected Financial Data and Note 2 of Notes to Financial Statements for a reconciliation of previously reported amounts to the restated amounts.

Years Ended December 31,			2003	2002		2001		2000
(in millions)	2004		(Restated)	(Restated)		(Restated)		(Restated)

General Insurance operations:
Gross premiums written	$52,030		$46,929	$36,670		$28,334		$24,403
Net premiums written	40,607		35,022	26,710		19,786		17,581
Net premiums earned	38,511		31,387	23,572		18,932		16,338
Underwriting profit (loss)(a)	(149	)(c)	2,074	(1,017	)(d)	(660	)(e)	(454)
Net investment income	3,166		2,527	2,423		2,552		2,696
Realized capital gains (losses)	220		(62)	(368)		(194)		(5)
Operating income	3,237	(c)	4,539	1,038	(d)	1,698	(e)	2,237
Identifiable assets	131,513		117,156	105,929		88,847		81,370

Loss ratio	78.8		73.2	83.2		79.5		79.2
Expense ratio	21.3		19.3	21.5		23.8		23.3

Combined ratio(b)	100.1	(c)	92.5	104.7	(d)	103.3	(e)	102.5

Life Insurance & Retirement Services operations:
GAAP premiums	28,082		23,493	20,687		19,600		17,689
Net investment income	15,268		12,941	11,298		10,463		10,027
Realized capital gains (losses)	36		(181)	(421)		(221)		(118)
Operating income	7,924		6,353	5,183		4,811	(f)	4,498
Identifiable assets	447,896		372,175	289,966		256,731		217,873
Insurance in-force at end of year	1,858,094		1,583,031	1,298,592		1,228,501		971,892
Financial Services operations:
Interest, lease and finance charges(g)	7,982		6,341	6,604		6,278		7,220
Operating income(g)	2,613		1,234	1,870		1,696		2,922
Identifiable assets	163,287		140,078	127,615		108,638		93,919
Asset Management operations:
Advisory and management fees and net investment income from GICs	4,692		3,643	3,485		3,562		3,120
Operating income	1,790		1,078	1,006		990		923
Identifiable assets	80,075		64,047	53,732		42,961		33,792
Other realized capital gains (losses)	(280)		(377)	(509)		(504)		(116)
Revenues(h)	97,987		79,446	66,460		60,170		56,851
Total operating income(i)	14,950		11,655	7,982		5,914		9,175
Total assets	798,660		674,153	561,556		492,447		423,851

(a)	Underwriting profit (loss), a GAAP measure, is statutory underwriting profit (loss) adjusted primarily for changes in the deferral of policy acquisition costs. This adjustment is necessary to present the financial statements in accordance with GAAP.
(b)	Calculated on a statutory basis, includes catastrophe losses of $1.05 billion, $83 million, $61 million, $867 million and $44 million in 2004, 2003, 2002, 2001 and 2000, respectively.
(c)	Includes fourth quarter 2004 increase of $850 million to net loss reserves reflecting the change in estimate for asbestos and environmental reserves.
(d)	In the fourth quarter of 2002, after completion of its annual review of General Insurance loss and loss adjustment expense reserves, AIG increased its net loss reserves relating to accident years 1997 through 2001 by $2.1 billion.
(e)	Includes $769 million in World Trade Center and related losses (WTC losses).
(f)	Includes $100 million in WTC losses.
(g)	Includes the unrealized gain (loss) attributable to economic hedges not qualifying for hedge accounting treatment under FAS 133, including the related foreign exchange gains and losses. For 2004, 2003, 2002, 2001 and 2000, respectively, the amounts included in interest, lease and finance charges are $215 million, $(1.09) billion, $(192) million, $(74) million and $1.27 billion, and the amounts included in Financial Services operating income are $188 million, $(1.04) billion, $(172) million, $(55) million and $1.27 billion. See also Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Restatement of Previously Issued Financial Statements” — Other GAAP Corrections — Accounting for Derivatives (FAS 133 Hedge Accounting).”
(h)	Represents the sum of General Insurance net premiums earned, Life Insurance & Retirement Services GAAP premiums, net investment income, Financial Services interest, lease and finance charges, Asset Management advisory and management fees and net investment income with respect to Guaranteed Investment Contracts (GICs), and realized capital gains (losses).
(i)	Represents income before income taxes, minority interest and cumulative effect of accounting changes. Includes segment operating income and other realized capital gains (losses) presented above, as well as AIG Parent and other operations of $(334) million, $(1.17) billion, $(606) million, $(760) million and $(974) million in 2004, 2003, 2002, 2001 and 2000, respectively, and acquisition, restructuring and related charges of $(2.02) billion in 2001 and $(315) million in 2000.

4 : FORM 10-K

American International Group, Inc. and Subsidiaries

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

     DBG writes substantially all classes of business insurance, accepting such business mainly from insurance brokers. This provides DBG the opportunity to select specialized markets and retain underwriting control. Any licensed broker is able to submit business to DBG without the traditional agent-company contractual relationship, but such broker usually has no authority to commit DBG to accept a risk. AIG uses managing general agents owned by Starr to produce business in certain lines. See Item 13. Certain Relationships and Related Transactions.

     In addition to writing substantially all classes of business insurance, including large commercial or industrial property insurance, excess liability, inland marine, environmental, workers compensation and excess and umbrella coverages, DBG offers many specialized forms of insurance such as aviation, accident and health, equipment breakdown, directors and officers liability (D&O), difference-in-conditions, kidnap-ransom, export credit and political risk, and various types of professional errors and omissions coverages. The AIG Risk Management operation provides insurance and risk management programs for large corporate customers. The AIG Risk Finance operation is a leading provider of customized structured insurance products. Also included in DBG are the operations of AIG Environmental, which focuses specifically on providing specialty products to clients with environmental exposures. Lexington writes surplus lines, those risks for which conventional insurance companies do not readily provide insurance coverage, either because of complexity or because the coverage does not lend itself to conventional contracts.

     Certain of the products of the DBG companies include funding components or have been structured in a manner such that little or no insurance risk is actually transferred. Funds received in connection with these products are recorded as deposits, included in other liabilities, rather than premiums and incurred losses.

     The AIG Worldsource Division introduces and coordinates AIG’s products and services to U.S.-based multinational clients and foreign corporations doing business in the U.S. Transatlantic subsidiaries offer reinsurance capacity on both a treaty and facultative basis both in the U.S. and abroad. Transatlantic structures programs for a full range of property and casualty products with an emphasis on specialty risk.

     AIG’s personal lines operations engage in mass marketing of personal lines coverages, primarily private passenger auto and personal umbrella coverages, principally through American International Insurance Company and 21st Century. In 2003, AIG acquired the U.S.-based auto and home insurance business of General Electric Company (GE).

     The business of UGC and its subsidiaries is also included in the domestic operations of AIG. The principal business of the UGC subsidiaries is the writing of residential mortgage loan insurance, which is guaranty insurance on conventional first mortgage loans on single-family dwellings and condominiums. This type of insurance protects lenders against loss if borrowers default. UGC subsidiaries also write home equity and property improvement loan insurance on loans to finance residential property improvements, alterations and repairs and for other purposes not necessarily related to real estate. During 2003, UGC commenced providing guaranty insurance to providers of student loans. UGC had approximately $22 billion of guaranty risk in force at December 31, 2004.

     AIG’s Foreign General Insurance group accepts risks primarily underwritten through American International Underwriters (AIU), a marketing unit consisting of wholly owned agencies and insurance companies. The Foreign General Insurance group also includes business written by AIG’s foreign-based insurance subsidiaries. The Foreign General group uses various marketing methods and multiple distribution channels to write both business and personal lines insurance with certain refinements for local laws, customs and needs. AIU operates in Asia, the Pacific Rim, the United Kingdom, Europe, Africa, the Middle East and Latin America. See also Note 3 of Notes to Financial Statements.

     During 2004, DBG and the Foreign General Insurance group accounted for 55.4 percent and 23.1 percent, respectively, of AIG’s General Insurance net premiums written.

     AIG’s General Insurance company subsidiaries worldwide operate primarily by underwriting and accepting risks for their direct account and securing reinsurance on that portion of the risk in excess of the limit which they wish to retain. This operating policy differs from that of many insurance

FORM 10-K :  5

companies that will underwrite only up to their net retention limit, thereby requiring the broker or agent to secure commitments from other underwriters for the remainder of the gross risk amount.

     Certain of DBG’s commercial insurance is reinsured on a quota share basis by AIRCO. Various AIG profit centers, including AIU, AIG Reinsurance Advisors, Inc. and AIG Risk Finance, use AIRCO as a reinsurer for certain of their businesses, and AIRCO also receives premiums from offshore fronting arrangements for clients of AIG subsidiaries. In accordance with permitted accounting practices in Bermuda, AIRCO discounts reserves attributable to certain classes of business assumed from other AIG subsidiaries. See Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Operating Review – Reserve for Losses and Loss Expenses.”

     The utilization of reinsurance is closely monitored by senior management and AIG’s Credit Risk Committee. AIG believes that no exposure to a single reinsurer represents an inappropriate concentration of risk to AIG, nor is AIG’s business substantially dependent upon any reinsurance contract. See also Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 5 of Notes to Financial Statements.

     AIG is diversified both in terms of classes of business and geographic locations. In General Insurance, approximately 13 percent of net premiums written for the year ended December 31, 2004 represented workers compensation business. During 2004, of the direct General Insurance premiums written (gross premiums less return premiums and cancellations, excluding reinsurance assumed and before deducting reinsurance ceded), 12.0 percent and 6.7 percent were written in California and New York, respectively. No other state accounted for more than five percent of such premiums.

     The majority of AIG’s General Insurance business is in the casualty classes, which tend to involve longer periods of time for the reporting and settling of claims. This may increase the risk and uncertainty with respect to AIG’s loss reserve development. See also the Discussion and Analysis of Consolidated Net Losses and Loss Expense Reserve Development and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Discussion and Analysis of Consolidated Net Losses and Loss Expense Reserve Development

The reserve for net losses and loss expenses represents the accumulation of estimates for reported losses (“case basis reserves”) and provisions for losses incurred but not reported (IBNR), both reduced by applicable reinsurance recoverable and the discount for future investment income. Losses and loss expenses are charged to income as incurred.

     Loss reserves established with respect to foreign business are set and monitored in terms of the respective local or functional currency. Therefore, no assumption is included for changes in currency rates. See also Note 1(w) of Notes to Financial Statements.

     Management reviews the adequacy of established loss reserves through the utilization of a number of analytical reserve development techniques. Through the use of these techniques, management is able to monitor the adequacy of its established reserves and determine appropriate assumptions for inflation. Also, analysis of emerging specific development patterns, such as case reserve redundancies or deficiencies and IBNR emergence, allows management to determine any required adjustments. See also Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     As a result of its internal review, AIG has determined that its carried reserves for net losses and loss expenses are required to be restated and adjusted. The tables below present those amounts as so restated and adjusted. In addition, AIG has increased the reserves for asbestos and environmental exposures included within the reserve for net losses and loss expenses by $850 million in the fourth quarter of 2004 to reflect a change in estimate. See Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Restatement of Previously Issued Financial Statements,” “Fourth Quarter 2004 Changes in Estimates” and “Asbestos and Environmental Reserves.” See also Notes 1(cc) and 2 of Notes to Financial Statements.

     The “Analysis of Consolidated Net Losses and Loss Expense Reserve Development” table presents the development of net losses and loss expense reserves for calendar years 1994 through 2004. Immediately following this table is a second table that presents all data on a basis that excludes asbestos and environmental net losses and loss expense reserve development. The opening reserves held are shown at the top of the table for each year end date. The amount of loss reserve discount included in the opening reserve at each date is shown immediately below the reserves held for each year. The undiscounted reserve at each date is thus the sum of the discount and the reserve held. The upper half of the table shows the cumulative amounts paid during successive years related to the undiscounted opening loss reserves. For example, in the table that excludes asbestos and environmental losses, with respect to the net losses and loss expense reserve of $20.87 billion as of December 31, 1997, by the end of 2004 (seven years later) $18.97 billion had actually been paid in settlement of these net loss reserves. In addition, as

6 : FORM 10-K

American International Group, Inc. and Subsidiaries

reflected in the lower section of the table, the original reserve of $20.87 billion was reestimated to be $21.97 billion at December 31, 2004. This increase from the original estimate would generally result from a combination of a number of factors, including reserves being settled for larger amounts than originally estimated. The original estimates will also be increased or decreased as more information becomes known about the individual claims and overall claim frequency and severity patterns. The redundancy (deficiency) depicted in the table, for any particular calendar year, shows the aggregate change in estimates over the period of years subsequent to the calendar year reflected at the top of the respective column heading. For example, the deficiency of $1.83 billion at December 31, 2004 related to December 31, 2003 net losses and loss expense reserves of $37.58 billion represents the cumulative amount by which reserves for 2003 and prior years have developed deficiently during 2004. The deficiency that has emerged in the last year can be attributed primarily to approximately $750 million in development from claims for accident year 2002 and prior for D&O, and $500 million in development from claims for accident year 2000 and prior for excess casualty. Additionally, the general reinsurance operations of Transatlantic accounted for approximately $300 million of the adverse development in the latest year. Other classes of business contributed deficiencies or redundancies of lesser amounts. For most other classes, accident years 2001 and prior generally produced adverse development in the latest year, whereas accident year 2003 generally produced favorable development. In total, the favorable development for accident year 2003 was approximately $1.6 billion. The accident year emergence can be seen by comparing the respective development in 2004 for each column’s loss reserve in the table that follows. Loss development patterns utilized to test the reserves generally rely on the actual historical loss development patterns of prior accident years for each class of business. Additionally, as shown in the table excluding asbestos and environmental losses below, loss emergence from year end 1994 and 1995 has been favorable on an inception-to-date basis through year end 2004. Loss cost trends deteriorated significantly in the late 1990’s, creating the adverse development for years after 1996.

     The bottom of each table below shows the remaining undiscounted and discounted net loss reserve for each year. For example, in the table that excludes asbestos and environmental losses, for the 2000 year-end, the remaining undiscounted reserves held as of December 31, 2004 are $8.80 billion, with a corresponding discounted net reserve of $8.21 billion.

     The reserves for net losses and loss expenses with respect to Transatlantic and 21st Century are included only in consolidated net losses and loss expenses commencing with the year ended December 31, 1998. Reserve development for these operations is included only for 1998 and subsequent periods. Thus, the presentation for 1997 and prior year ends is not fully comparable to that for 1998 and subsequent years in the tables below.

FORM 10-K :  7

Analysis of Consolidated Losses and Loss Expense Reserve Development

The following table presents for each calendar year the losses and loss expense reserves and the development thereof including those with respect to asbestos and environmental claims. As a result of the internal review discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, the amounts of carried reserves and the liabilities reestimated have been restated or adjusted for all periods presented. See also Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(in millions)	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004

Reserves Held	$18,888	$19,890	$20,632	$21,038	$25,559	$25,807	$25,860	$26,437	$29,768	$36,738	$47,747
Discount (in Reserves Held)	157	217	393	619	897	1,075	1,287	1,423	1,499	1,516	1,553
Reserves Held (Undiscounted)	19,045	20,107	21,025	21,657	26,456	26,882	27,147	27,860	31,267	38,254	49,300
Paid (Cumulative) as of:
One year later	4,922	5,416	5,712	5,607	7,205	8,266	9,709	11,007	10,775	12,163
Two years later	8,338	8,982	9,244	9,754	12,382	14,640	17,149	18,091	18,589
Three years later	10,702	11,363	11,943	12,939	16,599	19,901	21,930	23,881
Four years later	12,541	13,108	14,152	15,484	20,263	23,074	26,090
Five years later	13,868	14,667	16,077	17,637	22,303	25,829
Six years later	15,036	16,120	17,551	18,806	24,114
Seven years later	16,079	17,212	18,415	19,919
Eight years later	16,947	17,792	19,200
Nine years later	17,359	18,379
Ten years later	17,806

(in millions)	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004

Reserves Held (undiscounted)	$19,045	$20,107	$21,025	$21,657	$26,456	$26,882	$27,147	$27,860	$31,267	$38,254	$49,300
Undiscounted Liability Restated as of:
One year later	18,657	19,918	20,930	21,699	26,038	26,502	27,234	31,456	33,266	41,081
Two years later	18,806	20,002	21,013	21,637	25,780	27,229	30,913	33,639	37,733
Three years later	19,034	20,001	21,130	21,401	26,329	30,176	32,923	38,110
Four years later	19,112	20,278	20,912	21,628	28,171	31,368	36,355
Five years later	19,308	20,126	21,057	22,545	28,757	34,051
Six years later	19,296	20,087	21,607	22,858	30,773
Seven years later	19,253	20,471	21,806	24,346
Eight years later	19,579	20,694	23,122
Nine years later	19,756	21,871
Ten years later	20,898
Redundancy/(Deficiency)	(1,852)	(1,764)	(2,097)	(2,689)	(4,317)	(7,169)	(9,209)	(10,250)	(6,466)	(2,827)
Remaining Reserves (Undiscounted)	3,091	3,493	3,922	4,426	6,659	8,221	10,266	14,229	19,144	28,918
Remaining Discount	205	240	281	332	404	490	596	789	915	1,139
Remaining Reserves	2,886	3,253	3,641	4,094	6,255	7,731	9,670	13,440	18,229	27,779

The table below shows the gross liability (before discount), reinsurance recoverable and net liability recorded at each year-end and the reestimation of these amounts as of December 31, 2004.

(in millions)	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004

Gross Liability, End of Year	$31,116	$32,434	$32,741	$32,186	$37,114	$37,449	$39,398	$43,061	$48,594	$53,897	$63,924
Reinsurance Recoverable, End of Year	12,071	12,327	11,716	10,530	10,658	10,567	12,251	15,201	17,327	15,644	14,624
Net Liability, End of Year	19,045	20,107	21,025	21,657	26,456	26,882	27,147	27,860	31,267	38,254	49,300
Reestimated Gross Liability	34,630	36,688	37,361	39,225	47,370	51,478	55,386	57,447	56,861	57,516
Reestimated Reinsurance Recoverable	13,732	14,817	14,239	14,880	16,597	17,427	19,031	19,337	19,128	16,436
Reestimated Net Liability	20,898	21,871	23,122	24,346	30,773	34,051	36,355	38,110	37,733	41,081
Cumulative Gross Redundancy/(Deficiency)	(3,514)	(4,254)	(4,620)	(7,039)	(10,256)	(14,029)	(15,988)	(14,386)	(8,267)	(3,619)

8 : FORM 10-K

American International Group, Inc. and Subsidiaries

Analysis of Consolidated Losses and Loss Expense Reserve Development Excluding Asbestos and Environmental Losses and Loss Expense Reserve Development

The following table presents for each calendar year the losses and loss expense reserves and the development thereof excluding those with respect to asbestos and environmental claims. As a result of the internal review discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, the amounts of carried reserves and the liabilities reestimated have been restated or adjusted for all periods presented. See also Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(in millions)	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004

Reserves Held	$18,558	$19,383	$19,889	$20,250	$24,695	$24,916	$25,005	$25,718	$29,071	$36,068	$46,236
Discount (in Reserves Held)	157	217	393	619	897	1,075	1,287	1,423	1,499	1,516	1,553
Reserves Held (Undiscounted)	18,715	19,600	20,282	20,869	25,592	25,991	26,292	27,141	30,570	37,584	47,789
Paid (Cumulative) as of:
One year later	4,847	5,309	5,603	5,467	7,084	8,195	9,515	10,861	10,632	11,999
Two years later	8,156	8,771	8,996	9,500	12,190	14,376	16,808	17,801	18,283
Three years later	10,417	11,013	11,582	12,618	16,214	19,490	21,447	23,430
Four years later	12,117	12,645	13,724	14,972	19,732	22,521	25,445
Five years later	13,332	14,139	15,460	16,983	21,630	25,116
Six years later	14,435	15,404	16,792	18,014	23,282
Seven years later	15,291	16,355	17,519	18,972
Eight years later	16,018	16,798	18,149
Nine years later	16,294	17,230
Ten years later	16,588

(in millions)	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004

Reserves Held (undiscounted)	$18,715	$19,600	$20,282	$20,869	$25,592	$25,991	$26,292	$27,141	$30,570	$37,584	$47,789
Undiscounted Liability Restated as of:
One year later	18,074	19,072	20,040	20,713	25,031	25,581	26,326	30,618	32,482	39,411
Two years later	17,893	19,019	19,923	20,521	24,743	26,259	29,886	32,714	35,952
Three years later	17,983	18,815	19,912	20,257	25,244	29,084	31,810	36,189
Four years later	17,858	18,965	19,666	20,445	26,964	30,190	34,247
Five years later	17,927	18,787	19,773	21,244	27,464	31,878
Six years later	17,889	18,710	20,208	21,474	28,486
Seven years later	17,810	18,980	20,324	21,972
Eight years later	18,022	19,119	20,651
Nine years later	18,117	19,308
Ten years later	18,270
Redundancy/(Deficiency)	445	292	(369)	(1,103)	(2,894)	(5,887)	(7,955)	(9,049)	(5,382)	(1,827)
Remaining Reserves (undiscounted)	1,682	2,078	2,502	3,001	5,204	6,762	8,801	12,759	17,669	27,413
Remaining Discount	205	240	281	332	404	490	596	789	915	1,139
Remaining Reserves	1,477	1,838	2,221	2,669	4,800	6,272	8,205	11,970	16,754	26,274

The table below shows the gross liability (before discount), reinsurance recoverable and net liability recorded at each year-end and the reestimation of these amounts as of December 31, 2004.

(in millions)	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004

Gross Liability, End of Year	$29,702	$30,491	$30,437	$29,877	$34,615	$34,837	$36,953	$40,832	$46,457	$51,873	$60,391
Reinsurance Recoverable, End of Year	10,987	10,891	10,156	9,008	9,023	8,846	10,661	13,692	15,887	14,288	12,602
Net Liability, End of Year	18,715	19,600	20,282	20,869	25,592	25,991	26,292	27,141	30,570	37,584	47,789
Reestimated Gross Liability	26,984	29,386	30,461	32,768	41,241	45,754	50,183	52,771	52,527	53,589
Reestimated Reinsurance Recoverable	8,714	10,078	9,810	10,795	12,755	13,876	15,936	16,581	16,574	14,177
Reestimated Net Liability	18,270	19,308	20,651	21,972	28,486	31,878	34,247	36,189	35,952	39,411
Cumulative Gross Redundancy/(Deficiency)	2,718	1,105	(24)	(2,891)	(6,626)	(10,917)	(13,230)	(11,939)	(6,070)	(1,716)

FORM 10-K :  9

Reconciliation of Net Reserves for Losses and Loss Expenses

	2004		2003		2002
(in millions)			(Restated)		(Restated)

Net reserve for losses and loss expenses at beginning of year	$36,738		$29,768		$26,437
Acquisition	–		391	(a)	–

Losses and loss expenses incurred:
Current year	27,129		20,663		15,723
Prior years(b)	3,204	(c)	2,295		3,876

	30,333		22,958		19,599

Losses and loss expenses paid:
Current year	7,161		5,604		5,261
Prior years	12,163		10,775		11,007

	19,324		16,379		16,268

Net reserve for losses and loss expenses at end of year(d)	$47,747		$36,738		$29,768

(a)	Reflects the opening balances with respect to the GE U.S.-based auto and home insurance business acquired in 2003.
(b)	Includes accretion of discount of $377 million in 2004, $296 million in 2003 and $280 million in 2002.

(c)	Includes fourth quarter charge of $850 million attributable to the change in estimate for asbestos and environmental reserves.

(d)	See also Note 6(a) of Notes to Financial Statements.

     For further discussion regarding net reserves for losses and loss expenses, see Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     The adjustments made to the reserve for losses and loss expenses resulting from the internal review, including the fourth quarter charge attributable to a change in estimate for asbestos and environmental exposures, will be restated or adjusted as reported in the Annual Statements filed with state insurance departments and, where appropriate, with foreign regulatory authorities. In addition, because not all of AIG’s General Insurance operations are subject to regulatory filing requirements by the states, there are differences between the sum of reserves for losses and loss expenses as filed with the states and the reserves for losses and loss expenses as reported in AIG’s Consolidated Balance Sheet at December 31, 2004. See also Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 of Notes to Financial Statements.

Life Insurance & Retirement Services Operations

AIG’s Life Insurance & Retirement Services subsidiaries offer a wide range of insurance and investment-oriented products both domestically and abroad. Insurance-oriented products consist of individual and group life, payout annuities, endowment and accident and health policies. Investment-oriented products consist generally of fixed and variable annuities. See also Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     Life Insurance & Retirement Services operations in foreign countries comprised 78.0 percent of Life Insurance & Retirement Services GAAP premiums and 62.4 percent of Life Insurance & Retirement Services operating income in 2004. AIG operates overseas principally through ALICO, AIA, Nan Shan, Philamlife, AIG Star Life, and AIG Edison Life. ALICO is incorporated in Delaware and all of its business is written outside of the United States. ALICO has operations either directly or through subsidiaries in Europe, Latin America, the Caribbean, the Middle East, South Asia and the Far East, with Japan being the largest territory. AIG added significantly to its presence in Japan with the acquisition of GE Edison Life Insurance Company (now AIG Edison Life), which was consolidated beginning with the fourth quarter of 2003. AIA operates primarily in China (including Hong Kong), Singapore, Malaysia, Thailand, Korea, Australia, New Zealand, Vietnam, and India. The operations in India are conducted through a joint venture, Tata AIG Life Insurance Company Limited. Nan Shan operates in Taiwan. Philamlife is the largest life insurer in the Philippines. AIG Star Life operates in Japan. See also Note 3 of Notes to Financial Statements.

     AIRCO acts primarily as an internal reinsurance company for AIG’s foreign life operations. This facilitates insurance risk management (retention, volatility, concentrations) and capital planning locally (branch and subsidiary). It also allows AIG to pool its insurance risks and purchase reinsurance more efficiently at a consolidated level and manage global counterparty risk and relationships.

10 : FORM 10-K

American International Group, Inc. and Subsidiaries

     AIG’s principal domestic Life Insurance & Retirement Services operations include AGLA, AIG American General, AIG Annuity, USLIFE, VALIC and SunAmerica Life. These companies utilize multiple distribution channels including independent producers, brokerage, career agents and banks to offer life insurance, annuity and accident and health products and services as well as financial and investment products. The domestic Life Insurance & Retirement Services operations comprised 22.0 percent of total Life Insurance & Retirement Services GAAP premiums and 37.6 percent of Life Insurance & Retirement Services operating income in 2004.

     There was no significant adverse effect on AIG’s Life Insurance & Retirement Services results of operations from economic environments in any one state, country or geographic region for the year ended December 31, 2004. See also Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     Life insurance products such as whole life and endowment continue to be significant in the overseas companies, especially in Southeast Asia, while a mixture of life insurance, accident and health and retirement services products are sold in Japan.

     In addition to the above, AIG also has subsidiary operations in Canada, Egypt, Mexico, Poland, Switzerland and Puerto Rico, and conducts life insurance business through a joint venture in Brazil and through an AIUO subsidiary company in Russia, and in certain countries in Central and South America.

     The Foreign Life Insurance & Retirement Services companies have over 250,000 full and part-time agents, as well as independent producers, and sell their products largely to indigenous persons in local and foreign currencies. In addition to the agency outlets, these companies also distribute their products through direct marketing channels, such as mass marketing, and through brokers and other distribution outlets, such as financial institutions.

Insurance Investment Operations

A significant portion of AIG’s General Insurance and Life Insurance & Retirement Services operating revenues are derived from AIG’s insurance investment operations. See also Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes 1, 3 and 8 of Notes to Financial Statements.

The following table summarizes the investment results of the General Insurance operations. See also Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 8 of Notes to Financial Statements.

	Annual Average Cash and Invested Assets

	Cash
	(including			Return on		Return on
Years Ended December 31,	short-term	Invested		Average Cash		Average
(in millions)	invetments)	Assets(a)	Total	and Assets		Assets

2004	$2,012	$73,361	$75,373	4.2	%(b)	4.3	%(c)
2003 (Restated)	1,818	59,871	61,689	4.1	(b)	4.2	(c)
2002 (Restated)	1,537	47,481	49,018	4.9	(b)	5.1	(c)
2001 (Restated)	1,338	41,478	42,816	6.0	(b)	6.2	(c)
2000 (Restated)	1,152	39,686	40,838	6.6	(b)	6.8	(c)

(a)	Including investment income due and accrued, and real estate.
(b)	Net investment income divided by the annual average sum of cash and invested assets.
(c)	Net investment income divided by the annual average invested assets.

The following table summarizes the investment results of the Life Insurance & Retirement Services operations. See also Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 8 of Notes to Financial Statements.

	Annual Average Cash and Invested Assets

	Cash
	(including			Return on		Return on
Years Ended December 31,	short-term	Invested		Average Cash		Average
(in millions)	invetments)	Assets(a)	Total	and Assets		Assets

2004	$5,089	$308,538	$313,627	4.9	%(b)	4.9	%(c)
2003 (Restated)	4,680	248,249	252,929	5.1	(b)	5.2	(c)
2002 (Restated)	3,919	200,130	204,049	5.5	(b)	5.6	(c)
2001 (Restated)	3,615	162,879	166,494	6.3	(b)	6.4	(c)
2000 (Restated)	4,644	137,944	142,588	7.0	(b)	7.3	(c)

(a)	Including investment income due and accrued, and real estate.
(b)	Net investment income divided by the annual average sum of cash and invested assets.
(c)	Net investment income divided by the annual average invested assets.

FORM 10-K :  11

     AIG’s worldwide insurance investment policy places primary emphasis on investments in government and other high quality, fixed income securities in all of its portfolios and, to a lesser extent, investments in high yield bonds, common stocks and partnerships, in order to preserve policyholders’ surplus and generate net investment income. The ability to implement this policy is somewhat limited in certain territories as there may be a lack of adequate long-term investments or investment restrictions may be imposed by the local regulatory authorities. See also Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Financial Services Operations

AIG’s Financial Services subsidiaries engage in diversified financial products and services including aircraft leasing, capital market transactions, and consumer and insurance premium financing.

     Aircraft Finance operations represent the operations of ILFC, which engages primarily in the acquisition of commercial jet aircraft and the leasing and remarketing of such aircraft to airlines around the world. ILFC also provides, for a fee, fleet management services to certain third-party operators. See also Note 3 of Notes to Financial Statements.

     During the third quarter of 2003, AIG integrated the operations of AIG Trading Group Inc. with AIG Financial Products Corp., establishing the Capital Markets reporting unit. AIGFP engages as principal in standard and customized interest rate, currency, equity, commodity, and credit products with top-tier corporations, financial institutions, governments, agencies, institutional investors, and high-net-worth individuals throughout the world. AIGFP also raises funds through municipal reinvestment contracts and other private and public security offerings, investing the proceeds in a diversified portfolio of high grade securities and derivative transactions. AIGFP engages in various commodity and foreign exchange trading and market-making activities. See also Note 3 of Notes to Financial Statements.

     Consumer Finance operations include AGF as well as AIG Consumer Finance Group, Inc. (AIGCFG). See also Note 3 of Notes to Financial Statements.

     AGF provides a wide variety of consumer finance products, including real estate mortgages, consumer loans, retail sales finance and credit-related insurance to customers in the United States.

     AIGCFG, through its subsidiaries, is engaged in developing a multi-product consumer finance business with an emphasis on emerging markets.

     Together, the Aircraft Finance, Capital Markets and Consumer Finance operations generate the vast majority of the revenues produced by AIG’s consolidated Financial Services operations.

     Imperial A.I. Credit Companies also contribute to Financial Services income. This operation engages principally in insurance premium financing for both AIG’s customers and those of other insurers. See also Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes 1 and 12 of Notes to Financial Statements.

Asset Management Operations

AIG’s Asset Management operations comprise a wide variety of investment-related services and investment products, including institutional and retail asset management, broker dealer services and spread-based investment business from the sale of guaranteed investment contracts, also known as funding agreements (GICs). Such products and services are offered to individuals and institutions both domestically and overseas.

     AIG’s principal Asset Management operations are conducted through certain subsidiaries of AIG Retirement Services, Inc. (AIG SunAmerica), including SAAMCo and the AIG Advisor Group broker dealers and AIG Global Investment Group. AIG SunAmerica sells and manages mutual funds and provides financial advisory services through independent-contractor registered representatives. AIG Global Investment Group manages invested assets on a global basis for third-party institutional, retail, private equity and real estate investment funds, provides securities lending and custodial services and organizes and manages the invested assets of institutional private equity investment funds. Each of these subsidiary operations receives fees for investment products and services provided. See also Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 3 of Notes to Financial Statements.

Other Operations

Certain other AIG subsidiaries provide insurance-related services such as adjusting claims and marketing specialized products. Several wholly owned foreign subsidiaries of AIG operating in countries such as Ireland, Bermuda, Barbados and Gibraltar provide insurance and related administrative and back office services to a variety of insurance and reinsurance companies. These companies include captive insurance companies unaffiliated with AIG, subsidiaries of AIG and the subsidiaries of holding companies in which AIG holds an interest, such as IPC Holdings, Ltd (IPC) and Allied World Assurance Holdings, Ltd. (AWAC). AIG also has several other subsidiaries which engage in various businesses. For example, American

12 : FORM 10-K

American International Group, Inc. and Subsidiaries

International Technology Enterprises, Inc. provides information technology and processing services to businesses worldwide. Mt. Mansfield Company, Inc. owns and operates the ski slopes, lifts, school and an inn located at Stowe, Vermont.

Additional Investments

AIG holds a 24.3 percent interest in IPC, a reinsurance holding company, a 23.4 percent interest in AWAC, a property-casualty insurance holding company, and a 24.5 percent interest in The Fuji Fire and Marine Insurance Co., Ltd., a general insurance company. See also Note 1(q) of Notes to Financial Statements.

Locations of Certain Assets

As of December 31, 2004, approximately 31 percent of the consolidated assets of AIG were located in foreign countries (other than Canada), including $4.1 billion of cash and securities on deposit with foreign regulatory authorities. Foreign operations and assets held abroad may be adversely affected by political developments in foreign countries, including such possibilities as tax changes, nationalization, and changes in regulatory policy, as well as by consequence of hostilities and unrest. The risks of such occurrences and their overall effect upon AIG vary from country to country and cannot easily be predicted. If expropriation or nationalization does occur, AIG’s policy is to take all appropriate measures to seek recovery of such assets. Certain of the countries in which AIG’s business is conducted have currency restrictions which generally cause a delay in a company’s ability to repatriate assets and profits. See also Notes 1 and 3 of Notes to Financial Statements.

Regulation

AIG’s operations around the world are subject to regulation by many different types of regulatory authorities, including insurance, securities, investment advisory, banking and thrift regulators in the United States and abroad. The regulatory environment can have a significant effect on AIG and its business. AIG’s operations have become more diverse and consumer-oriented, increasing the scope of regulatory supervision and the possibility of intervention. In addition, the recent investigations into financial accounting practices that led to the restatement of AIG’s financial statements have heightened regulatory scrutiny of AIG worldwide. See “Certain Factors Affecting AIG’s Business – Regulatory Investigations” and Note 2 of Notes to Financial Statements.

     Certain states require registration and periodic reporting by insurance companies that are licensed in such states and are controlled by other corporations. Applicable legislation typically requires periodic disclosure concerning the corporation that controls the registered insurer and the other companies in the holding company system and prior approval of intercorporate services and transfers of assets (including in some instances payment of dividends by the insurance subsidiary) within the holding company system. AIG’s subsidiaries are registered under such legislation in those states that have such requirements. See also Note 11 of Notes to Financial Statements.

     AIG’s insurance subsidiaries, in common with other insurers, are subject to regulation and supervision by the states and by other jurisdictions in which they do business. Within the United States, the method of such regulation varies but generally has its source in statutes that delegate regulatory and supervisory powers to an insurance official. The regulation and supervision relate primarily to approval of policy forms and rates, the standards of solvency that must be met and maintained, including risk-based capital measurements, the licensing of insurers and their agents, the nature of and limitations on investments, restrictions on the size of risks that may be insured under a single policy, deposits of securities for the benefit of policyholders, requirements for acceptability of reinsurers, periodic examinations of the affairs of insurance companies, the form and content of reports of financial condition required to be filed, and reserves for unearned premiums, losses and other purposes. In general, such regulation is for the protection of policyholders rather than the equity owners of these companies. See also Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     AIG has not yet determined the effect of the restatement on the statutory income, net reserves or surplus of its insurance company subsidiaries. The adjustments that AIG will be required to make to the statutory financial statements may negatively affect certain ratios and other measurements applicable to insurance companies.

     AIG’s insurance operations are currently under review by various state regulatory agencies, and certain agencies have communicated to AIG concerns in various areas, including allocation of state workers compensation premiums and possible misrepresentations by and sales practices of AIG subsidiaries, including relationships with insurance brokers. AIG cannot at this time determine the effect that these investigations may have on the conduct of its insurance business. See Item 3. Legal Proceedings for a further description of these investigations and see “Certain Factors Affecting AIG’s Business – Regulatory Investigations” for more information on their application to AIG’s insurance businesses.

     Risk-Based Capital (RBC) is designed to measure the adequacy of an insurer’s statutory surplus in relation to the risks

FORM 10-K :  13

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

     The RBC Model Law provides for four incremental levels of regulatory attention for insurers whose surplus is below the calculated RBC target. These levels of attention range in severity from requiring the insurer to submit a plan for corrective action to placing the insurer under regulatory control.

     To the extent that any of AIG’s insurance entities would fall below prescribed levels of surplus, it would be AIG’s intention to infuse necessary capital to support that entity.

     A substantial portion of AIG’s General Insurance business and a majority of its Life Insurance business is carried on in foreign countries. The degree of regulation and supervision in foreign jurisdictions varies. Generally, AIG, as well as the underwriting companies operating in such jurisdictions, must satisfy local regulatory requirements. Licenses issued by foreign authorities to AIG subsidiaries are subject to modification or revocation by such authorities, and AIU or other AIG subsidiaries could be prevented from conducting business in certain of the jurisdictions where they currently operate. In the past, AIU has been allowed to modify its operations to conform with new licensing requirements in most jurisdictions.

     In addition to licensing requirements, AIG’s foreign operations are also regulated in various jurisdictions with respect to currency, policy language and terms, amount and type of security deposits, amount and type of reserves, amount and type of local investment and the share of profits to be returned to policyholders on participating policies. Some foreign countries regulate rates on various types of policies. Certain countries have established reinsurance institutions, wholly or partially owned by the state, to which admitted insurers are obligated to cede a portion of their business on terms which may not always allow foreign insurers, including AIG, full compensation. In some countries, regulations governing constitution of technical reserves and remittance balances may hinder remittance of profits and repatriation of assets.

     In 1999, AIG became a unitary thrift holding company when the Office of Thrift Supervision (OTS) granted AIG approval to organize AIG Federal Savings Bank. Annually, the OTS conducts an examination of AIG. The OTS examination involves assessing the organization’s overall risk profile.

Competition

     AIG’s Insurance, Financial Services and Asset Management businesses operate in a highly competitive environment, both domestically and overseas. Principal sources of competition are insurance companies, banks, investment banks and other non-bank financial institutions.

     The insurance industry in particular is highly competitive. Within the United States, AIG’s General Insurance subsidiaries compete with approximately 3,100 other stock companies, specialty insurance organizations, mutual companies and other underwriting organizations. AIG’s subsidiaries offering Life Insurance and Retirement Services compete in the United States with approximately 2,100 life insurance companies and other participants in related financial services fields. Overseas, AIG subsidiaries compete for business with foreign insurance operations of the larger U.S. insurers, global insurance groups, and local companies in particular areas in which they are active.

     AIG’s strong ratings have historically provided a competitive advantage. The effect on the business of AIG of recent regulatory investigations, the restatement, and subsequent ratings actions is currently unknown, but these developments may adversely affect the competitive position of AIG and its subsidiaries.

Certain Factors Affecting AIG’s Business

AIG’s Credit Ratings

     The recent downgrades in AIG’s credit ratings will increase AIG’s borrowing costs, may lessen AIG’s ability to compete in certain businesses and will require AIG to post additional collateral.

     From March through May of 2005, the major rating agencies downgraded AIG’s ratings in a series of actions. Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. (S&P), lowered the long-term senior debt and counterparty ratings of AIG from ‘AAA’ to ‘AA+’ and placed the ratings on Credit Watch Negative. Moody’s Investors Service (Moody’s) lowered AIG’s long-term senior debt rating from ‘Aaa’ to ‘Aa2’ and placed the ratings on review for possible downgrade. Fitch Ratings (Fitch) downgraded the long-term senior debt ratings of AIG from ‘AAA’ to ‘AA’ and placed the ratings on Ratings Watch Negative.

     The agencies also took rating actions on AIG’s insurance subsidiaries. S&P and Fitch lowered to ‘AA+’ the insurance financial strength ratings of most of AIG’s insurance companies. Moody’s lowered the insurance financial strength ratings generally to either ‘Aa1’ or ‘Aa2’. A.M. Best downgraded the

14 : FORM 10-K

American International Group, Inc. and Subsidiaries

financial strength ratings for most of AIG’s insurance subsidiaries from ‘A++’ to ‘A+’ and the issuer credit ratings from ‘aa+’ to ‘aa-’. The insurance companies’ ratings remain on a negative watch.

     In addition, S&P placed ILFC’s ‘AA-’ long-term senior debt rating and ‘A-1+’ short-term rating on Credit Watch Negative. Fitch downgraded ILFC’s long-term senior debt rating from ‘AA-’ to ‘A+’ and placed the rating on Rating Watch Negative and downgraded ILFC’s short-term debt rating from ‘F1+’ to ‘F1’. Fitch also placed the ‘A+’ long-term senior debt ratings of American General Finance Corporation and American General Finance, Inc. on Rating Watch Negative.

     These debt and financial strength ratings are current opinions of the rating agencies. As such, they may be changed, suspended or withdrawn at any time by the rating agencies as a result of changes in, or unavailability of, information or based on other circumstances. Ratings may also be withdrawn at AIG management’s request. This discussion of ratings is not a complete list of ratings of AIG and its subsidiaries.

     These ratings actions have affected and will continue to affect AIG’s business and results of operations in a number of ways.

•	Downgrades in AIG’s debt ratings will adversely affect AIG’s results of operations. AIG relies on external sources of financing to fund several of its operations. The cost and availability of unsecured financing are generally dependent on the issuer’s long-term and short-term debt ratings. The recent downgrades and any future downgrades in AIG’s debt ratings will increase AIG’s borrowing costs and therefore adversely affect AIG’s results of operations.

•	The downgrade in AIG’s long-term senior debt ratings will adversely affect AIGFP’s ability to compete for certain businesses. Credit ratings are very important to the ability of financial institutions to compete in the derivative and structured transaction marketplaces. Historically, AIG’s triple-A ratings provided AIGFP a competitive advantage. The downgrades will reduce this advantage and, for specialized financial transactions that generally are conducted only by triple-A rated financial institutions, counterparties may be unwilling to transact business with AIGFP except on a secured basis. This could require AIGFP to post more collateral to counterparties in the future. See below for a further discussion of the effect that posting collateral may have on AIG’s liquidity.

•	Although the financial strength ratings of AIG’s insurance company subsidiaries remain high compared to many of their competitors, the downgrades have reduced the previous ratings differential. The competitive advantage of the ratings to AIG’s insurance company subsidiaries may be lessened accordingly. The recent regulatory inquiries, internal investigations, and delay in this Annual Report on Form 10-K, as well as negative publicity, have caused independent producers and distributors of AIG’s domestic life and retirement services products to be more cautious in placing business with AIG subsidiaries. AIG is unable to predict the effect of these issues on AIG’s business, including any increase in associated surrender or replacement activity.

•	As a result of the downgrades of AIG’s long-term senior debt ratings, AIG has been required to post approximately $1.16 billion of collateral with counterparties to municipal guaranteed investment contracts and financial derivatives transactions. In the event of a further downgrade, AIG will be required to post additional collateral. It is estimated that, as of the close of business on May 18, 2005, based on AIG’s outstanding municipal guaranteed investment contracts and financial derivatives transactions as of such date, a further downgrade of AIG’s long-term senior debt ratings to ‘Aa3’ by Moody’s or ‘AA-’ by S&P would permit counterparties to call for approximately $2.33 billion of additional collateral. Further, additional downgrades could result in requirements for substantial additional collateral, which could have a material effect on how AIG manages its liquidity. The actual amount of additional collateral that AIG would be required to post to counterparties in the event of such downgrades depends on market conditions, the market value of the outstanding affected transactions and other factors prevailing at the time of the downgrade. The requirement to post additional collateral may increase if additional counterparties begin to require credit support from AIG through collateralization agreements. Additional obligations to post collateral will increase the demand on AIG’s liquidity.

Regulatory Investigations

     AIG’s ability to engage in certain businesses may be impaired by the regulatory investigations. The regulatory investigations and civil actions pending against AIG may reduce the willingness of counterparties to engage in business with AIG. Uncertainty concerning the ultimate outcome of these actions and proceedings may also make AIG products and services less attractive in the marketplace. Further, these matters may affect the manner in which certain AIG subsidiaries conduct business and AIG’s ability to obtain regulatory approvals for new lines of business or for further acquisitions.

     Significant legal proceedings could adversely effect AIG’s results of operations. AIG is party to numerous legal and regulatory proceedings, including matters relating to insur-

FORM 10-K :  15

ance brokerage practices and non-traditional insurance products. See also Item 3. Legal Proceedings.

     Significant investigations into AIG’s business are continuing and the commencement of additional investigations is possible. Broad-ranging investigations into AIG’s business practices continue in respect of structured transactions, transactions involving insurance brokers, non-traditional insurance products, workers compensation lines and other matters. These investigations are being conducted by a large number of regulators and governmental authorities, and related actions by regulators both within and outside the United States may be undertaken in response. The review of large amounts of information by various regulatory authorities may result in the commencement of new areas of inquiry and, possibly, new legal proceedings. Gathering, reviewing and supplying such large amounts of information and documents to so many regulatory authorities imposes significant demands upon management and may involve significant expense.

The Relationships Between AIG and Starr and SICO

     The relationships between AIG and Starr and SICO may take an extended period of time to unwind and/or resolve. Although AIG is currently working on unwinding and resolving its relationships with Starr and SICO, AIG cannot predict what its future relationship with Starr and SICO will be.

     As discussed under Item 11. Executive Compensation, AIG will need to provide compensation programs that recognize the plans and programs previously provided to AIG executives by Starr and SICO. In addition, AIG has agreed, subject to certain conditions, to assure AIG’s current employees that all payments under the SICO Plans and redemption payments under the Starr stockholders’ agreement are made when required. See Note 12(f) of Notes to Financial Statements.

Certain Material Weaknesses

     Management has identified a number of material weaknesses in AIG’s internal control over financial reporting. A discussion of these material weaknesses can be found in Item 9A of Part II of this Annual Report on Form 10-K. Although remediation of these weaknesses has begun, the process is not yet complete. Delay in the implementation of remedial actions could affect the accuracy or timing of future filings with the SEC and other regulatory authorities.

Access to Capital Markets

     AIG does not expect to be able to access the public capital markets until all of its filings with the SEC are up to date, including any amendments to previously filed reports. When AIG is current in its filings with the SEC, AIG anticipates that it will be able to access the Rule 144A and Euro-markets. However, AIG will be unable to access the U.S. public securities markets until it has filed and the SEC has declared effective a new registration statement or post-effective amendments to its existing registration statements under the Securities Act of 1933. Depending upon the SEC’s review of these filings, this process may take several months or more.

ITEM 2.	Properties

AIG and its subsidiaries operate from approximately 2,200 offices in the United States, 8 offices in Canada and numerous offices in approximately 100 foreign countries. The offices in Springfield, Illinois; Amarillo, Ft. Worth and Houston, Texas; Wilmington, Delaware; Hato Rey and San Juan, Puerto Rico; Tampa, Florida; Livingston, New Jersey; Evansville, Indiana; Nashville, Tennessee; 70 Pine Street, 72 Wall Street and 175 Water Street in New York City; and offices in more than 30 foreign countries including Bermuda, Chile, Hong Kong, the Philippines, Japan, United Kingdom, Singapore, Switzerland, Taiwan and Thailand are located in buildings owned by AIG and its subsidiaries. The remainder of the office space utilized by AIG subsidiaries is leased.

ITEM 3.	Legal Proceedings

General

AIG and its subsidiaries, in common with the insurance industry in general, are subject to litigation, including claims for punitive damages, in the normal course of their business. See Notes 12(d), 12(g), 12(h) and 12(i) of Notes to Financial Statements, as well as the Discussion and Analysis of Consolidated Net Losses and Loss Expense Reserve Development and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

PNC Settlement

     In November 2004, AIG and AIGFP reached a final settlement with the Securities and Exchange Commission (SEC), the Fraud Section of the United States Department of Justice (DOJ) and the United States Attorney for the Southern District of Indiana with respect to issues arising from certain structured transactions entered into with Brightpoint, Inc. and The PNC Financial Services Group, Inc. (PNC), the marketing of transactions similar to the PNC transactions and related matters.

     As part of the settlement, the SEC filed a civil complaint against AIG, alleging violations of certain antifraud provisions of the federal securities laws and for aiding and abetting violations of reporting and record keeping provisions of those laws. The SEC’s complaint was based on the conduct of AIG, primarily through AIGFP (i) in developing, marketing and entering into three transactions during 2001 that were intended to en-

16 : FORM 10-K

American International Group, Inc. and Subsidiaries

able PNC, a public company, to remove certain assets from its balance sheet and (ii) in marketing similar transaction structures to other potential counterparties. The complaint alleged, inter alia, that AIGFP recklessly misrepresented, and was reckless in not knowing, that the transactions entered into with PNC and marketed to other potential counterparties did not satisfy the requirements of GAAP for non-consolidation of special purpose entities.

     AIG, without admitting or denying the allegations in the SEC complaint, consented to the issuance of a final judgment: (a) permanently enjoining it and its employees and related persons from violating section 10(b) of the Securities Exchange Act of 1934 (Exchange Act), Exchange Act Rule 10b-5, and section 17(a) of the Securities Act of 1933 (Securities Act) and from aiding and abetting violations of sections 13(a) and 13(b)(2)(A) of the Exchange Act and Exchange Act Rules 12b-20, 13a-1, and 13a-13; (b) ordering it to disgorge the $39,821,000 in fees that it received from the PNC transactions, plus prejudgment interest of $6,545,000; and (c) providing for AIG to establish a transaction review committee to review the appropriateness of certain future transactions and to retain an independent consultant to examine certain transactions entered into between 2000 and 2004 and review the policies and procedures of the transaction review committee. The independent consultant has a broad mandate to review transactions entered into by AIG during this period. The review of the independent consultant is now ongoing and AIG cannot at this time predict the outcome of this review.

     The DOJ filed a criminal complaint against AIGFP PAGIC Equity Holding Corp. (AIGFP PAGIC), a wholly-owned subsidiary of AIGFP. The complaint alleged that AIGFP PAGIC violated federal securities laws by aiding and abetting securities law violations by PNC, in connection with a transaction entered into in 2001 with PNC that was intended to enable PNC to remove certain assets from its balance sheet. The complaint alleges that AIGFP PAGIC knew, or was deliberately ignorant in not knowing, that the PNC transaction did not satisfy the requirements of GAAP for non-consolidation of special purpose entities. The AIGFP PAGIC transaction was the last of three similar transactions developed, marketed and entered into by AIGFP and its subsidiaries with PNC during 2001. The DOJ had notified AIGFP that, in its view, AIGFP acting through certain of its employees may have violated federal criminal law in connection with the PNC transactions and the marketing of similar transaction structures to other potential counterparties.

     The settlement with the DOJ consists of separate agreements with AIG and AIGFP and a complaint filed against, and deferred prosecution agreement with, AIGFP PAGIC. Under the terms of the settlement, AIGFP paid a monetary penalty of $80 million and, provided that AIG, AIGFP and AIGFP PAGIC satisfy their obligations under the DOJ agreements, the DOJ will seek a dismissal with prejudice of the AIGFP PAGIC complaint after 13 months and will not prosecute AIG or AIGFP in connection with the PNC transactions or the Brightpoint transaction that was settled by AIG with the SEC in 2003. The obligations of AIG, AIGFP and AIGFP PAGIC under the DOJ agreements relate principally to cooperating with the DOJ and other federal agencies in connection with their related investigations.

Investigations of Insurance Brokerage Practices

     On October 14, 2004, the Office of the New York State Attorney General (NYAG) brought a lawsuit challenging certain insurance brokerage practices related to contingent commissions. Neither AIG nor any of its subsidiaries is a defendant in that action, although two employees of an AIG subsidiary pleaded guilty in connection with the Attorney General’s investigation in October 2004 and two additional employees of the same subsidiary pleaded guilty in February 2005. AIG has cooperated, and will continue to cooperate, in the investigation. Regulators from several additional states have commenced investigations into the same matters, and AIG expects there will be additional investigations as well. Various parties, including insureds and shareholders, have also asserted putative class action and other claims against AIG or its subsidiaries alleging, among other things, violations of the antitrust and federal securities laws, and AIG expects that additional claims may be made.

     Various federal and state regulatory agencies are reviewing certain other transactions and practices of AIG and its subsidiaries in connection with industry-wide and other inquiries.

Investigation and Civil Complaint Concerning Non-Traditional Insurance Products and Other Transactions

     In February 2005, AIG received subpoenas from the NYAG and the SEC relating to investigations into the use of non-traditional insurance products and certain assumed reinsurance transactions and AIG’s accounting for such transactions. In March and April 2005, the SEC and NYAG issued additional subpoenas relating to certain transactions and entities discussed more fully in Management’s Discussion and Analysis of Financial Condition and Results of Operations, including, among others, SICO, Union Excess, Capco and certain Life Settlements (as such transactions and entities are defined in Management’s Discussion and Analysis of Financial Condition and Results of Operations). In April 2005, AIG received a subpoena from the NYAG relating to AIG’s opera-

FORM 10-K :  17

tions in Bermuda. The United States Department of Justice and state regulators, including the New York Department of Insurance (NY DOI), are also investigating these issues. Regulators from several additional states have commenced investigations into some of these matters, and AIG expects there will be additional investigations. In addition, the SEC, the U.S. Attorney’s Office for the Southern District of New York and the NYAG are investigating certain transactions involving the purchase of AIG stock. The NYAG and insurance regulators are investigating issues relating to workers compensation insurance written by AIG subsidiaries. Various former and current employees of AIG have also received subpoenas from the SEC and NYAG seeking documents and testimony concerning some of these matters. AIG has cooperated, and will continue to cooperate, with all these investigations, including by producing documents and other information in response to the subpoenas. As more fully described in Management’s Discussion and Analysis of Financial Condition and Results of Operations, AIG has concluded that the accounting for certain transactions and certain relationships needs to be restated or adjusted. See Note 2 of Notes to Financial Statements.

     On May 26, 2005, the NYAG and the New York Superintendent of Insurance filed a civil complaint against AIG as well as its former Chairman and Chief Executive Officer M.R. Greenberg, and former Vice Chairman and Chief Financial Officer Howard Smith, in the Supreme Court of the State of New York. The complaint asserts claims under New York’s Martin Act and Insurance Law, among others, and makes allegations concerning certain of the transactions discussed more fully in Management’s Discussion and Analysis of Financial Condition and Results of Operations, including, among others, Gen Re, Capco, AIRCO Reinsurance, Life Settlements, Richmond and Union Excess. The complaint seeks disgorgement, injunctive relief, punitive damages and costs, among other things. The NYAG has also stated that it fully expects that all issues with AIG concerning these matters can be resolved civilly, as opposed to by means of criminal indictment of AIG.

Other Actions

     A number of lawsuits have been filed regarding the subject matter of the investigations of insurance brokerage practices, including derivative actions, individual actions and class actions under the federal securities laws, ERISA and state common and corporate laws in both federal and state courts, including the federal district court in the Southern District of New York, in the Commonwealth of Massachusetts Superior Court and in Delaware Chancery Court. All of these actions generally allege that AIG and its subsidiaries violated the law by allegedly concealing a scheme to “rig bids” and “steer” business between insurance companies and insurance brokers as described in “Investigation of Insurance Brokerage Practices” above.

     Between October 19, 2004 and May 23, 2005, AIG was named as a defendant in twelve complaints that were filed in federal court and one that was originally filed in Florida state court and removed to federal court. These cases generally allege that AIG and its subsidiaries violated federal and various state antitrust laws, as well as federal RICO laws, various state deceptive and unfair practice laws and certain state laws governing fiduciary duties. The alleged basis of these claims is that there was a conspiracy between insurance companies and insurance brokers with regard to the bidding practices for insurance coverage in certain sectors of the insurance industry. The Judicial Panel on Multidistrict Litigation entered an order consolidating most of these cases and transferring them to the United States District Court for the District of New Jersey. The remainder of these cases are in the process of being transferred to the District of New Jersey. In addition, two complaints were filed in Massachusetts state court making claims similar to those in the federal cases above.

     In April and May, amended complaints were filed in the consolidated derivative and securities cases, as well as in one of the ERISA lawsuits, pending in the federal district court in the Southern District of New York adding allegations concerning AIG’s accounting treatment for non-traditional insurance products that have been the subject of AIG’s press releases and are described more fully in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Also in April, new actions were filed in the Delaware Chancery Court asserting claims premised on the same allegations concerning AIG’s accounting treatment for non-traditional insurance products.

     In late 2002, an unrelated derivative action was filed in Delaware Chancery Court in connection with AIG’s transactions with certain entities affiliated with Starr. AIG’s Board of Directors appointed a special committee of independent directors to review the complaint; the special committee has issued a report concluding that it was not in the best interest of AIG or its shareholders to pursue the litigation and moved the Delaware Chancery Court to terminate the litigation. In May 2005, the plaintiff filed an amended complaint which adds additional claims premised on allegations relating to insurance brokerage practices and AIG’s non-traditional insurance products.

Effect on AIG

     AIG cannot at this time predict the outcome of the matters described above or estimate the potential costs related to these

18 : FORM 10-K

American International Group, Inc. and Subsidiaries

matters and accordingly, no reserve is being established in AIG’s financial statements at this time. In the opinion of AIG management, AIG’s ultimate liability for the matters referred to above is not likely to have a material adverse effect on AIG’s consolidated financial condition, although it is possible that the effect would be material to AIG’s consolidated results of operations for an individual reporting period.

ITEM 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2004.

FORM 10-K :  19

PART II

ITEM 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     (a) AIG’s common stock is listed in the U.S. on the New York Stock Exchange and ArcaEx, as well as the stock exchanges in London, Paris, Switzerland and Tokyo.

The table below shows the high and low closing sales prices per share of AIG’s common stock on the New York Stock Exchange Composite Tape, for each quarter of 2004 and 2003.

	2004		2003

	High	Low	High	Low

First quarter	$75.12	$66.79	$63.50	$44.47
Second quarter	76.77	69.39	60.20	50.60
Third quarter	72.66	66.48	64.70	55.54
Fourth quarter	68.72	54.70	66.28	56.59

     (b) In 2004, AIG paid a quarterly dividend of 6.5 cents in March and June and 7.5 cents in September and December for a total cash payment of 28.0 cents per share of common stock. In 2003, AIG paid a quarterly dividend of 4.7 cents in March and June and 6.5 cents in September and December for a total cash payment of 22.4 cents per share of common stock. Subject to the dividend preference of any of AIG’s serial preferred stock which may be outstanding, the holders of shares of common stock are entitled to receive such dividends as may be declared by the Board of Directors from funds legally available therefor.

     See Note 11(a) of Notes to Financial Statements for a discussion of certain restrictions on the payment of dividends to AIG by some of its insurance subsidiaries.

     (c) The approximate number of holders of common stock as of March 31, 2005, based upon the number of record holders, was 60,000.

     (d) The following table summarizes AIG’s stock repurchases for the three month period ended December 31, 2004:

				Maximum Number
			Total Number of	of Shares that May
			Shares Purchased	Yet Be Purchased
	Total	Average	as Part of Publicly	Under the Plans
	Number of	Price Paid	Announced Plans	or Programs
Period	Shares Purchased(a)(b)	per Share	or Programs	at End of Month(c)

October 1 - 31, 2004	5,324,000	62.01	5,324,000	42,841,400
November 1 - 30, 2004	1,684,500	60.92	1,684,500	41,156,900
December 1 - 31, 2004	2,137,100	65.03	2,137,100	39,019,800

Total	9,145,600	$62.52	9,145,600

(a)	Does not include 28,045 shares delivered or attested to in satisfaction of the exercise price by holders of AIG employee stock options exercised during the three months ended December 31, 2004.

(b)	Does not include 14,000 shares purchased by International Lease Finance Corporation at a price of $55.95 per share to satisfy obligations under a deferred compensation plan.

(c)	On July 19, 2002, AIG announced that its Board of Directors had authorized the open market purchase of up to 10 million shares of common stock. On February 13, 2003, AIG announced that the Board had expanded the existing program through the authorization of an additional 50 million shares. The purchase program has no set expiration or termination date.

20 : FORM 10-K

American International Group, Inc. and Subsidiaries

ITEM 6.	Selected Financial Data

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

SELECTED CONSOLIDATED FINANCIAL DATA

AIG has restated its financial statements for each of 2003, 2002, 2001 and 2000. The restated financial statements reflect corrections of errors, misapplications of GAAP and changes to conform to the current presentation. The Selected Consolidated Financial Data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and accompanying notes included elsewhere herein. A reconciliation of previously reported financial statements to the restated financial statements follows the table below.

Years Ended December 31,	2004	2003	2002	2001	2000
(in millions, except per share amounts)		(Restated)	(Restated)	(Restated)	(Restated)

Revenues(a):
Premiums and other considerations	$66,593	$54,880	$44,259	$38,532	$34,027
Net investment income	18,434	15,468	13,721	13,015	12,723
Realized capital gains (losses)	(24)	(620)	(1,298)	(919)	(239)
Other revenues(b)	12,984	9,718	9,778	9,542	10,340
Total revenues	97,987	79,446	66,460	60,170	56,851
Benefits and expenses:
Incurred policy losses and benefits(c)	58,313	46,145	39,987	34,249	30,609
Insurance acquisition and other operating expenses	24,724	21,646	18,491	17,990	16,752
Acquisition, restructuring and related charges	–	–	–	2,017	315
Total benefits and expenses	83,037	67,791	58,478	54,256	47,676
Income before income taxes, minority interest and cumulative effect of accounting changes(d)	14,950	11,655	7,982	5,914	9,175
Income taxes	4,620	3,403	1,956	1,505	2,839
Income before minority interest and cumulative effect of accounting changes	10,330	8,252	6,026	4,409	6,336
Minority interest	(455)	(252)	(160)	(101)	(195)
Income before cumulative effect of accounting changes	9,875	8,000	5,866	4,308	6,141
Cumulative effect of accounting changes, net of tax	(144)	9	–	(136)	–
Net income	9,731	8,009	5,866	4,172	6,141
Earnings per common share(e):
Basic
Income before cumulative effect of accounting changes	3.79	3.07	2.25	1.64	2.36
Cumulative effect of accounting changes, net of tax	(0.06)	–	–	(0.05)	–
Net income	3.73	3.07	2.25	1.59	2.36
Diluted(f)
Income before cumulative effect of accounting changes	3.75	3.04	2.22	1.62	2.33
Cumulative effect of accounting changes, net of tax	(0.06)	–	–	(0.05)	–
Net income	3.69	3.04	2.22	1.57	2.33
Cash dividends per common share(g)	.28	.22	.18	.16	.14
Total assets	798,660	674,153	561,556	492,447	423,851
Long-term debt and commercial paper(h)
Guaranteed by AIG	8,498	7,469	7,144	8,141	3,855
Liabilities connected to trust preferred stock	1,489	1,682	–	–	–
Matched/not guaranteed by AIG	85,276	71,058	64,941	56,976	49,865
Total Liabilities(i)	717,854	603,931	500,598	439,717	374,413
Shareholders’ equity	$80,607	$70,030	$58,805	$50,528	$46,024

(a)	Represents the sum of General Insurance net premiums earned, Life Insurance & Retirement Services GAAP premiums, net investment income, Financial Services interest, lease and finance charges, Asset Management advisory and management fees and net investment income with respect to guaranteed investment contracts, and realized capital gains (losses).
(b)	Includes the unrealized gain (loss) attributable to economic hedges not qualifying for hedge accounting treatment under FAS 133, including the related foreign exchange gains and losses. For 2004, 2003, 2002, 2001 and 2000, respectively, the amounts included are $215 million, $(1.09) billion, $(192) million, $(74) million and $1.27 billion. See also Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Restatement of Previously Issued Financial Statements — Other GAAP Corrections – Accounting for Derivatives (FAS 133 Hedge Accounting).”
(c)	Includes fourth quarter 2004 charge of $850 million attributable to change in estimate for asbestos and environmental reserves.
(d)	Includes catastrophe losses of $1.16 billion in 2004, net loss reserve charge of $2.1 billion in 2002 and World Trade Center losses of $900 million in 2001.
(e)	Per share amounts for all periods presented reflect the adoption of Statement of Financial Accounting Standards No. 128, “Earnings per Share.”
(f)	Assumes conversion of contingently convertible bonds due to the adoption of EITF Issue No. 04-8 “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share.”
(g)	Cash dividends have not been restated to reflect dividends paid by AGC which was acquired by AIG on August 29, 2001.
(h)	Including that portion of long-term debt maturing in less than one year. See also Note 9 of Notes to Financial Statements.

(i)	Includes $2.1 billion, $2.2 billion and $1.4 billion for the years ended 2002, 2001 and 2000, respectively, of other liabilities connected to the consolidation of the Muni Tender Option Bond Program trusts. See also Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Restatement of Previously Issued Financial Statements”.

FORM 10-K :  21

    The following tables present the effect of the adjustments resulting from the restatement and the fourth quarter 2004 changes in estimates on AIG’s previously announced 2004 results and on the Condensed Consolidated Balance Sheets and the Consolidated Statements of Income as of and for the years ended December 31, 2004, 2003, 2002, 2001 and 2000, including the percentage increase or decrease. See Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Restatement of Previously Issued Financial Statements” and “Fourth Quarter 2004 Changes in Estimates” on pages 31 through 52 for a description of each transaction, accounting entry or entity category resulting in the adjustments and for analyses of the effect of the adjustments on the principal consolidated balance sheet and statement of income accounts affected. See also Note 2 of Notes to Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEET

December 31, 2004	Previously*			Percent
(in millions)	Announced	Adjustments	As Revised	Change

Assets:
Total investments, financial services assets and cash	$635,865	$2,973	$638,838	0.5%
Investment income due and accrued	5,970	(382)	5,588	(6.4)
Premiums and insurance balances receivable, net of allowance of $225	17,202	(2,065)	15,137	(12.0)
Reinsurance assets	26,171	(6,213)	19,958	(23.7)
Deferred policy acquisition costs	30,310	(574)	29,736	(1.9)
Other assets	15,062	260	15,322	1.7
All other assets	74,027	54	74,081	0.1

Total assets	804,607	(5,947)	798,660	(0.7)

Liabilities:
Reserve for losses and loss expenses	64,641	(2,270)	62,371	(3.5)
Reserve for unearned premiums	23,072	22	23,094	0.1
Future policy benefits for life and accident and health insurance contracts	105,385	(648)	104,737	(0.6)
Policyholders’ contract deposits	216,477	178	216,655	0.1
Funds held by companies under reinsurance treaties	5,386	(1,982)	3,404	(36.8)
Income taxes payable:
Current	1,883	(1,883)	–	(100.0)
Deferred	8,255	(1,213)	7,042	(14.7)
Financial services securities sold under agreements to repurchase, at contract value	19,203	2,061	21,264	10.7
Financial services unrealized loss on swaps, options and forward transactions	20,479	(2,347)	18,132	(11.5)
Notes, bonds, loans and mortgages payable	63,557	1,605	65,162	2.5
Other liabilities	21,101	2,510	23,611	11.9
All other liabilities	172,098	284	172,382	0.2

Total liabilities	721,537	(3,683)	717,854	(0.5)

Preferred shareholders’ equity in subsidiary companies	199	–	199	–

Total shareholders’ equity	82,871	(2,264)	80,607	(2.7)

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$804,607	$(5,947)	$798,660	(0.7)%

*	Announced by AIG on February 9, 2005 in its earnings release.
See Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Restatement of Previously Issued Financial Statements” and “Fourth Quarter 2004 Changes in Estimates.” See also Note 2 of Notes to Financial Statements.

22 : FORM 10-K

American International Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEET

December 31, 2003	Previously			Percent
(in millions)	Reported	Adjustments	As Restated	Change

Assets:
Total investments, financial services assets and cash	$516,438	$3,270	$519,708	0.6%
Investment income due and accrued	4,959	(347)	4,612	(7.0)
Premiums and insurance balances receivable, net of allowance of $235	14,166	(977)	13,189	(6.9)
Reinsurance assets	27,962	(7,014)	20,948	(25.1)
Deferred policy acquisition costs	26,398	(478)	25,920	(1.8)
Other assets	12,820	1,370	14,190	10.7
All other assets	75,603	(17)	75,586	–

Total assets	678,346	(4,193)	674,153	(0.6)

Liabilities:
Reserve for losses and loss expenses	56,118	(3,737)	52,381	(6.7)
Reserve for unearned premiums	20,762	148	20,910	0.7
Future policy benefits for life and accident and health insurance contracts	92,970	(58)	92,912	(0.1)
Policyholders’ contract deposits	171,989	(72)	171,917	–
Funds held by companies under reinsurance treaties	4,664	(1,621)	3,043	(34.8)
Income taxes payable:
Current	1,977	(1,611)	366	(81.5)
Deferred	5,778	(1,145)	4,633	(19.8)
Financial services securities sold under agreements to repurchase, at contract value	14,810	1,003	15,813	6.8
Financial services unrealized loss on swaps, options and forward transactions	15,268	(610)	14,658	(4.0)
Notes, bonds, loans and mortgages payable	56,003	1,249	57,252	2.2
Other liabilities	18,282	2,909	21,191	15.9
All other liabilities	148,280	575	148,855	0.4

Total liabilities	606,901	(2,970)	603,931	(0.5)

Preferred shareholders’ equity in subsidiary companies	192	–	192	–

Total shareholders’ equity	71,253	(1,223)	70,030	(1.7)

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$678,346	$(4,193)	$674,153	(0.6)%

See Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Restatement of Previously Issued Financial Statements” and “Fourth Quarter 2004 Changes in Estimates.” See also Note 2 of Notes to Financial Statements.

FORM 10-K :  23

CONDENSED CONSOLIDATED BALANCE SHEET

December 31, 2002	Previously			Percent
(in millions)	Reported	Adjustments	As Restated	Change

Assets:
Total investments, financial services assets and cash	$424,761	$3,617	$428,378	0.9%
Investment income due and accrued	4,297	(283)	4,014	(6.6)
Premiums and insurance balances receivable, net of allowance of $153	13,088	(1,230)	11,858	(9.4)
Reinsurance assets	29,882	(6,831)	23,051	(22.9)
Deferred policy acquisition costs	22,256	(411)	21,845	(1.8)
Other assets	7,661	5,035	12,696	65.7
All other assets	59,284	430	59,714	0.7

Total assets	561,229	327	561,556	0.1

Liabilities:
Reserve for losses and loss expenses	51,539	(4,444)	47,095	(8.6)
Reserve for unearned premiums	16,336	(37)	16,299	(0.2)
Future policy benefits for life and accident and health insurance contracts	72,547	(263)	72,284	(0.4)
Policyholders’ contract deposits	142,160	(49)	142,111	–
Funds held by companies under reinsurance treaties	3,425	(1,214)	2,211	(35.4)
Income taxes payable:
Current	793	(793)	–	(100.0)
Deferred	4,289	(383)	3,906	(8.9)
Financial services securities sold under agreements to repurchase, at contract value	9,162	197	9,359	2.2
Financial services unrealized loss on swaps, options and forward transactions	11,265	393	11,658	3.5
Notes, bonds, loans and mortgages payable	47,923	200	48,123	0.4
Other liabilities	12,189	6,689	18,878	54.9
All other liabilities	128,345	329	128,674	0.3

Total liabilities	499,973	625	500,598	0.1

Preferred shareholders’ equity in subsidiary companies	2,153	–	2,153	–

Total shareholders’ equity	59,103	(298)	58,805	(0.5)

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$561,229	$327	$561,556	0.1%

See Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Restatement of Previously Issued Financial Statements” and “Fourth Quarter 2004 Changes in Estimates.” See also Note 2 of Notes to Financial Statements.

24 : FORM 10-K

American International Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEET

December 31, 2001	Previously			Percent
(in millions)	Reported	Adjustments	As Restated	Change

Assets:
Total investments, financial services assets and cash	$358,622	$1,861	$360,483	0.5%
Investment income due and accrued	3,681	(159)	3,522	(4.3)
Premiums and insurance balances receivable, net of allowance of $127	12,412	(1,416)	10,996	(11.4)
Reinsurance assets	27,199	(6,381)	20,818	(23.5)
Deferred policy acquisition costs	19,357	(327)	19,030	(1.7)
Other assets	8,000	4,965	12,965	62.1
All other assets	63,790	843	64,633	1.3

Total assets	493,061	(614)	492,447	(0.1)

Liabilities:
Reserve for losses and loss expenses	44,792	(3,154)	41,638	(7.0)
Reserve for unearned premiums	13,148	(211)	12,937	(1.6)
Future policy benefits for life and accident and health insurance contracts	64,998	(145)	64,853	(0.2)
Policyholders’ contract deposits	119,402	(22)	119,380	–
Funds held by companies under reinsurance treaties	2,685	(1,103)	1,582	(41.1)
Income taxes payable:
Current	405	(405)	–	(100.0)
Deferred	2,881	(706)	2,175	(24.5)
Financial services securities sold under agreements to repurchase, at contract value	11,818	(340)	11,478	(2.9)
Financial services unrealized loss on swaps, options and forward transactions	8,813	1,566	10,379	17.8
Notes, bonds, loans and mortgages payable	37,447	(614)	36,833	(1.6)
Other liabilities	10,807	5,936	16,743	54.9
All other liabilities	121,513	206	121,719	0.2

Total liabilities	438,709	1,008	439,717	0.2

Preferred shareholders’ equity in subsidiary companies	2,202	–	2,202	–

Total shareholders’ equity	52,150	(1,622)	50,528	(3.1)

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$493,061	$(614)	$492,447	(0.1)%

See Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Restatement of Previously Issued Financial Statements” and “Fourth Quarter 2004 Changes in Estimates.” See also Note 2 of Notes to Financial Statements.

FORM 10-K :  25

CONDENSED CONSOLIDATED BALANCE SHEET

December 31, 2000	Previously			Percent
(in millions)	Reported	Adjustments	As Restated	Change

Assets:
Total investments, financial services assets and cash	$299,809	$876	$300,685	0.3%
Investment income due and accrued	3,522	(109)	3,413	(3.1)
Premiums and insurance balances receivable, net of allowance of $88	11,215	(2,600)	8,615	(23.2)
Reinsurance assets	23,386	(5,807)	17,579	(24.8)
Deferred policy acquisition costs	16,647	(103)	16,544	(0.6)
Other assets	9,806	4,175	13,981	42.6
All other assets	62,286	748	63,034	1.2

Total assets	426,671	(2,820)	423,851	(0.7)

Liabilities:
Reserve for losses and loss expenses	40,613	(2,502)	38,111	(6.2)
Reserve for unearned premiums	12,510	(473)	12,037	(3.8)
Future policy benefits for life and accident and health insurance contracts	51,532	(127)	51,405	(0.2)
Policyholders’ contract deposits	99,327	–	99,327	–
Funds held by companies under reinsurance treaties	1,435	(1,040)	395	(72.5)
Income taxes payable:
Current	189	(189)	–	(100.0)
Deferred	3,032	(523)	2,509	(17.2)
Financial services securities sold under agreements to repurchase, at contract value	11,308	(216)	11,092	(1.9)
Financial services unrealized loss on swaps, options and forward transactions	8,581	333	8,914	3.9
Notes, bonds, loans and mortgages payable	27,681	(700)	26,981	(2.5)
Other liabilities	8,645	4,128	12,773	47.8
All other liabilities	110,965	(96)	110,869	(0.1)

Total liabilities	375,818	(1,405)	374,413	(0.4)

Preferred shareholders’ equity in subsidiary companies	3,414	–	3,414	–

Total shareholders’ equity	47,439	(1,415)	46,024	(3.0)

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$426,671	$(2,820)	$423,851	(0.7)%

See Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Restatement of Previously Issued Financial Statements” and “Fourth Quarter 2004 Changes in Estimates.” See also Note 2 of Notes to Financial Statements.

26 : FORM 10-K

American International Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31, 2004

	Previously		As	Percent
(in millions, except per share amounts)	Announced*	Adjustments	Revised	Change

Revenues:
Premiums and other considerations	$67,852	$(1,259)	$66,593	(1.9)%
Net investment income	19,127	(693)	18,434	(3.6)
Realized capital gains (losses)	(92)	68	(24)	–
Other revenues	11,728	1,256	12,984	10.7%

Total revenues	98,615	(628)	97,987	(0.6)

Benefits and expenses:
Incurred policy losses and benefits	57,697	616	58,313	1.1
Insurance acquisition and other operating expenses	23,668	1,056	24,724	4.5

Total benefits and expenses	81,365	1,672	83,037	2.1

Income before income taxes, minority interest and cumulative effect of accounting changes	17,250	(2,300)	14,950	(13.3)

Income Taxes:
Current	3,575	(899)	2,676	(25.1)
Deferred	1,898	46	1,944	2.4

	5,473	(853)	4,620	(15.6)

Income before minority interest and cumulative effect of accounting changes	11,777	(1,447)	10,330	(12.3)

Minority interest	(548)	93	(455)	–

Income before cumulative effect of accounting changes	11,229	(1,354)	9,875	(12.1)

Cumulative effect of accounting changes, net of tax	(181)	37	(144)	–

Net Income	$11,048	$(1,317)	$9,731	(11.9)%

Earnings per common share:
Basic
Income before cumulative effect of accounting changes	$4.31	$(0.52)	$3.79	(12.1)%
Cumulative effect of accounting changes, net of tax	(0.07)	0.01	(0.06)	–
Net Income	4.24	(0.51)	3.73	(12.0)

Diluted
Income before cumulative effect of accounting changes	$4.26	$(0.51)	$3.75	(12.0)%
Cumulative effect of accounting changes, net of tax	(0.07)	0.01	(0.06)	–
Net Income	4.19	(0.50)	3.69	(11.9)

Average shares outstanding:
Basic	2,606		2,606
Diluted	2,637		2,637

*	Announced by AIG on February 9, 2005 in its earnings release.
See Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Restatement of Previously Issued Financial Statements” and “Fourth Quarter 2004 Changes in Estimates.” See also Note 2 of Notes to Financial Statements.

FORM 10-K :  27

CONSOLIDATED STATEMENT OF INCOME (continued)

	Years Ended December 31,

	2003				2002

	Previously		As	Percent	Previously		As	Percent
(in millions, except per share amounts)	Reported	Adjustments	Restated	Change	Reported	Adjustments	Restated	Change

Revenues:
Premiums and other considerations	$55,226	$(346)	$54,880	(0.6)%	$45,135	$(876)	$44,259	(1.9)%
Net investment income	16,596	(1,128)	15,468	(6.8)	14,714	(993)	13,721	(6.7)
Realized capital gains (losses)	(1,433)	813	(620)	–	(2,441)	1,143	(1,298)	–
Other revenues	10,914	(1,196)	9,718	(11.0)	10,074	(296)	9,778	(2.9)

Total revenues	81,303	(1,857)	79,446	(2.3)	67,482	(1,022)	66,460	(1.5)

Benefits and expenses:
Incurred policy losses and benefits	46,390	(245)	46,145	(0.5)	41,402	(1,415)	39,987	(3.4)
Insurance acquisition and other operating expenses	21,005	641	21,646	3.1	17,938	553	18,491	3.1

Total benefits and expenses	67,395	396	67,791	0.6	59,340	(862)	58,478	(1.5)

Income before income taxes, minority interest and cumulative effect of accounting changes	13,908	(2,253)	11,655	(16.2)	8,142	(160)	7,982	(2.0)

Income Taxes:
Current	3,407	(621)	2,786	(18.2)	1,972	(290)	1,682	(14.7)
Deferred	857	(240)	617	(28.0)	356	(82)	274	(23.0)

	4,264	(861)	3,403	(20.2)	2,328	(372)	1,956	(16.0)

Income before minority interest and cumulative effect of accounting changes	9,644	(1,392)	8,252	(14.4)	5,814	212	6,026	3.6

Minority interest	(379)	127	(252)	–	(295)	135	(160)	–

Income before cumulative effect of accounting changes	9,265	(1,265)	8,000	(13.7)	5,519	347	5,866	6.3

Cumulative effect of accounting changes, net of tax	9	–	9	–	–	–	–	–

Net Income	$9,274	$(1,265)	$8,009	(13.6)%	$5,519	$347	$5,866	6.3%

Earnings per common share:
Basic
Income before cumulative effect of accounting changes	$3.55	$(0.48)	$3.07	(13.5)%	$2.11	$0.14	$2.25	6.6%
Cumulative effect of accounting changes, net of tax	–	–	–	–	–	–	–	–
Net Income	3.55	(0.48)	3.07	(13.5)	2.11	0.14	2.25	6.6

Diluted
Income before cumulative effect of accounting changes	$3.52	$(0.48)	$3.04	(13.6)%	$2.09	$0.13	$2.22	6.2%
Cumulative effect of accounting changes, net of tax	–	–	–	–	–	–	–	–
Net Income	3.52	(0.48)	3.04	(13.6)	2.09	0.13	2.22	6.2

Average shares outstanding:
Basic	2,610		2,610		2,612		2,612
Diluted	2,637		2,637		2,643		2,643

See Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Restatement of Previously Issued Financial Statements” and “Fourth Quarter 2004 Changes in Estimates.” See also Note 2 of Notes to Financial Statements.

28 : FORM 10-K

American International Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF INCOME (continued)

	Years Ended December 31,

	2001				2000

	Previously		As	Percent	Previously		As	Percent
(in millions, except per share amounts)	Reported	Adjustments	Restated	Change	Reported	Adjustments	Restated	Change

Revenues:
Premiums and other considerations	$39,194	$(662)	$38,532	(1.7)%	$35,298	$(1,271)	$34,027	(3.6)%
Net investment income	13,698	(683)	13,015	(5.0)	12,831	(108)	12,723	(0.8)
Realized capital gains (losses)	(836)	(83)	(919)	–	(314)	75	(239)	–
Other revenues	9,710	(168)	9,542	(1.7)	8,523	1,817	10,340	21.3

Total revenues	61,766	(1,596)	60,170	(2.6)	56,338	513	56,851	0.9

Benefits and expenses:
Incurred policy losses and benefits	34,864	(615)	34,249	(1.8)	30,776	(167)	30,609	(0.5)
Insurance acquisition and other operating expenses	16,746	1,244	17,990	7.4	15,224	1,528	16,752	10.0
Acquisition restructuring and related charges	2,017	–	2,017	–	315	–	315	–

Total benefits and expenses	53,627	629	54,256	1.2	46,315	1,361	47,676	2.9

Income before income taxes, minority interest and cumulative effect of accounting changes	8,139	(2,225)	5,914	(27.3)	10,023	(848)	9,175	(8.5)

Income Taxes:
Current	1,919	(379)	1,540	(19.7)	1,697	(168)	1,529	(9.9)
Deferred	420	(455)	(35)	(108.3)	1,274	36	1,310	2.8

	2,339	(834)	1,505	(35.7)	2,971	(132)	2,839	(4.4)

Income before minority interest and cumulative effect of accounting changes	5,800	(1,391)	4,409	(24.0)	7,052	(716)	6,336	(10.2)

Minority interest	(301)	200	(101)	–	(413)	218	(195)	–

Income before cumulative effect of accounting changes	5,499	(1,191)	4,308	(21.7)	6,639	(498)	6,141	(7.5)

Cumulative effect of accounting changes, net of tax	(136)	–	(136)	–	–	–	–	–

Net Income	$5,363	$(1,191)	$4,172	(22.2)%	$6,639	$(498)	$6,141	(7.5)%

Earnings per common share:
Basic
Income before cumulative effect of accounting changes	$2.10	$(0.46)	$1.64	(21.9)%	$2.55	$(0.19)	$2.36	(7.5)%
Cumulative effect of accounting changes, net of tax	(0.05)	–	(0.05)	–	–	–	–	–
Net Income	2.05	(0.46)	1.59	(22.4)	2.55	(0.19)	2.36	(7.5)

Diluted
Income before cumulative effect of accounting changes	$2.07	$(0.45)	$1.62	(21.7)%	$2.52	$(0.19)	$2.33	(7.5)%
Cumulative effect of accounting changes, net of tax	(0.05)	–	(0.05)	–	–	–	–	–
Net Income	2.02	(0.45)	1.57	(22.3)	2.52	(0.19)	2.33	(7.5)

Average shares outstanding:
Basic	2,621		2,621		2,607		2,607
Diluted	2,659		2,659		2,638		2,638

See Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Restatement of Previously Issued Financial Statements” and “Fourth Quarter 2004 Changes in Estimates.” See also Note 2 of Notes to Financial Statements.

FORM 10-K :  29

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, AIG presents its operations in the way it believes will be most meaningful. Gross premiums written, statutory underwriting profit (loss) and combined ratios are presented in accordance with accounting principles prescribed by insurance regulatory authorities because these are standard measures of performance used in the insurance industry and thus allow more meaningful comparisons with AIG’s insurance competitors. AIG has also incorporated into this discussion a number of cross-references to additional information included throughout this Form 10-K to assist readers seeking related information on a particular subject.

INDEX TO FINANCIAL INFORMATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide the reader a narrative with respect to AIG’s operations, financial condition and liquidity and certain other significant matters.

Cautionary Statement Regarding Forward-Looking Information

This Annual Report and other publicly available documents may include, and AIG’s officers and representatives may from time to time make, statements which may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not historical facts but instead represent only AIG’s belief regarding future events, many of which, by their nature, are inherently uncertain and outside AIG’s control. These statements may address, among other things, the status and potential future outcome of the current regulatory and civil proceedings against AIG and their potential effect on AIG’s businesses, financial position, results of operations, cash flows and liquidity, the effect of the credit rating downgrades on AIG’s businesses and competitive position, the effect of the severing of ties between AIG and Starr and SICO, AIG’s strategy for growth, product development, market position, financial results and reserves. It is possible that AIG’s actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Important factors that could cause AIG’s actual results to differ, possibly materially, from those in the specific forward-looking statements are discussed under “Certain Factors Affecting AIG’s Business” in Item 1 of Part I and throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations. AIG is not under any obligation (and expressly disclaims any such obligations) to update or alter any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future events or otherwise.

30 : FORM 10-K

American International Group, Inc. and Subsidiaries

Restatement of Previously Issued Financial Statements

     Subpoenas. In February 2005, AIG received subpoenas from the Office of the Attorney General for the State of New York (NYAG) and the Securities and Exchange Commission (SEC) relating to investigations into the use of non-traditional insurance products and certain assumed reinsurance transactions and AIG’s accounting for such transactions. The United States Department of Justice and various state regulators are also investigating related issues. During these investigations, in March 2005, AIG’s then Chairman and Chief Executive Officer retired. In addition, AIG’s then Chief Financial Officer was terminated for failure to cooperate in the investigations. Subsequently, certain other AIG executives, including its former comptroller, were terminated for similar reasons. On May 26, 2005, the NYAG and the New York Superintendent of Insurance filed a civil complaint against AIG relating to these investigations. For more information on these investigations, see Item 3. Legal Proceedings.

     Internal Review. In connection with the preparation of AIG’s consolidated financial statements included in this Annual Report on Form 10-K, AIG’s current management initiated an internal review of AIG’s books and records, which was substantially expanded in mid-March. The internal review, conducted under the direction of current senior management with the oversight of the Audit Committee of the Board of Directors, spanned AIG’s major business units globally, and included a review of information and a number of transactions from 2000 to the present. In certain cases, items in periods prior to 2000 were examined due to the nature of the transactions under review. The business units subject to review were Domestic General Insurance, Foreign General Insurance, Reinsurance, Financial Services, Domestic and Foreign Life Insurance & Retirement Services and Asset Management. The internal review encompassed AIG’s books and records, thousands of files and e-mails and interviews with current and former employees and members of management. Management believes that the scope and process of its internal review was sufficient to identify issues of a material nature that could affect AIG’s financial statements.

     AIG’s internal review was complemented by investigations by outside counsel for AIG and for the Audit Committee of the Board of Directors. PricewaterhouseCoopers LLP, an independent registered public accounting firm (PwC or independent auditors), was consulted on the scope of the internal review for certain matters and reviewed the results of the internal review.

     As a result of the findings of the internal review, together with the results of investigations conducted by outside counsel at the request of AIG’s Audit Committee and in consultation with AIG’s independent auditors, AIG has concluded that the accounting for certain transactions and certain relationships needs to be restated or adjusted.

     Restatement. AIG has restated its financial statements for the years ended December 31, 2003, 2002, 2001 and 2000, the quarters ended March 31, June 30 and September 30, 2004 and 2003 and the quarter ended December 31, 2003. AIG’s previously issued financial statements for these and prior periods should no longer be relied upon. See Selected Financial Data and Note 2 of Notes to Financial Statements for a reconciliation of previously reported amounts to the restated amounts.

     As part of its internal review, AIG evaluated the financial reporting consolidation process and the resulting financial statements as well as the appropriateness of AIG’s prior accounting and reporting decisions. Based on this evaluation, the restatement includes corrections of errors in current or prior accounting periods for improper or inappropriate transactions or entries identified by the review. In many cases these transactions or entries appear to have had the purpose of achieving an accounting result that would enhance measures believed to be important to the financial community and may have involved documentation that did not accurately reflect the true nature of the arrangements. In certain instances, these transactions or entries may also have involved misrepresentations to members of management, regulators and AIG’s independent auditors. The restatement includes adjustments, some of which had been previously identified but considered not to be sufficiently material to require correction. In addition, AIG has determined that certain accounts should be adjusted for the year ended December 31, 2004 to reflect changes in estimates made in the fourth quarter of 2004. The aggregate effect of these changes in estimates resulted in an after tax charge of approximately $1.19 billion. See “Fourth Quarter 2004 Changes in Estimates” herein and Note 1(cc) of Notes to Financial Statements.

     Details of Accounting Adjustments included in the Restatement. The accounting adjustments relate primarily to the categories described below. Many of the adjustments that do not affect previously reported net income or consolidated shareholders’ equity do, however, change both the consolidated and business segment reporting of premiums, underwriting results, net investment income, realized capital gains and losses and operating income, as well as other items. Adjustments that affect reported net income and consolidated shareholders’ equity relate to both the timing and recognition of revenues and expenses and affect the comparison of period-to-period results. Following the description of each transaction, accounting entry or entity category is a summary of the principal consolidated

FORM 10-K :  31

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

statement of income and balance sheet accounts affected by the adjustments relating to that category.

•	Risk Transfer. To recognize the cash flows under an insurance contract as premium and losses, GAAP requires the transfer of risk. If risk transfer requirements are not met, an insurance contract is accounted for as a deposit, resulting in the recognition of cash flows under the contract as deposit assets or liabilities and not as revenues or expense. AIG has concluded, based upon its internal review, that there was insufficient risk transfer to qualify for insurance accounting for certain transactions where AIG subsidiaries either wrote direct insurance or assumed or ceded reinsurance. These transactions are now recorded using deposit accounting. The changes resulting from the change to deposit accounting affect both the consolidated balance sheet and statement of income. Detailed discussions of the principal accounts affected are provided below for each of the categories included.

–	Union Excess: AIG has concluded, based on documents and information identified during the course of the internal review, that reinsurance ceded to Union Excess Reinsurance Company, Ltd., a Barbados-domiciled reinsurer (Union Excess), did not result in risk transfer because of AIG’s control over certain transactions undertaken directly or indirectly with Union Excess, including the timing and nature of certain commutations. Eliminating the cessions reduces reinsurance assets, effectively eliminates the inherent discount related to the loss reserves ceded under the contracts, and increases net premiums and losses. It should be noted that any income earned on the deposit assets in future periods would increase net investment income in those periods.

In addition, as a result of certain facts and circumstances related to the formation of Union Excess, as well as certain relationships with Starr International Company, Inc. (SICO), Union Excess is now included in AIG’s consolidated financial statements. The facts and circumstances surrounding SICO’s involvement with Union Excess were not properly reflected in AIG’s books and records, were not known to all relevant AIG financial reporting personnel and, AIG now believes, were not known to AIG’s independent auditors. For example, a significant portion of the ownership interests of Union Excess shareholders are protected against loss under financial arrangements with SICO. Additionally, from its formation in 1991, Union Excess has reinsured risks emanating primarily or solely from AIG subsidiaries, both directly and indirectly. Further, it appears that the employees responsible for the reinsurance related to Union Excess managed that relationship to prevent significant losses or gains to Union Excess so that substantially all of the risks and rewards of the underlying reinsurance inured to AIG. This relationship allowed AIG to absorb substantially all the economic returns, which in turn caused Union Excess to be deemed a variable interest entity (VIE). The effect of the adjustments and restatement relating to Union Excess on certain of AIG’s consolidated statement of income and balance sheet accounts is as follows:

Increase (Decrease) For Years Ended and at December 31,

(in millions)		2004	2003	2002	2001	2000

Consolidated Statement of Income:
	Premiums and other considerations	$386	$439	$673	$726	$251
	Net investment income	259	304	233	179	140
	Realized capital gains (losses)	(48)	(17)	105	39	61
	Incurred policy losses and benefits	671	433	683	638	955
	Insurance acquisition and other operating expenses	48	48	52	111	63
	Net income	(78)	160	180	127	(368)

Consolidated Balance Sheet:
	Premiums and insurance balances receivable, net of allowance	2,417	1,923	1,477	956	119
	Reinsurance assets	(5,511)	(5,815)	(5,856)	(5,382)	(4,763)
	Other assets	1,607	2,549	2,760	2,561	2,327
	Total shareholders’ equity	(951)	(873)	(1,033)	(1,213)	(1,340)

–	Gen Re: In December 2000 and March 2001, an AIG subsidiary entered into an assumed reinsurance transaction with a subsidiary of General Re Corporation (Gen Re) involving two tranches of $250 million each. In connection with each tranche, consolidated net premiums written and consolidated incurred policy losses and benefits increased by $250 million in the fourth quarter of 2000 (with respect to the first tranche) and the first quarter of 2001 (with respect to the second tranche). The first tranche of the transaction was commuted in November 2004, reducing premiums and reserves for losses and loss expenses by approximately $250 million in the fourth quarter 2004. AIG has concluded that the transaction was done to accomplish a desired accounting result and did not entail sufficient qualifying risk transfer. As a result, AIG has determined that the transaction should not have been recorded as insurance. AIG’s restated financial statements recharacterize the transaction as a deposit rather than as insurance. This adjustment also includes the effects of a related commutation in 2001. Such recharacterization had virtually no effect on net income or consolidated shareholders’ equity but had the

32 : FORM 10-K

American International Group, Inc. and Subsidiaries

following effects on certain of AIG’s consolidated statement of income and balance sheet accounts:

Increase (Decrease) For Years Ended and at December 31,

(in millions)	2004	2003	2002	2001	2000

Consolidated Statement of Income:
Premiums and other considerations	$245	$–	$–	$(258)	$(250)
Incurred policy losses and benefits	250	–	–	(258)	(250)

Consolidated Balance Sheet:
Reserve for losses and loss expenses	(250)	(500)	(500)	(500)	(250)
Other liabilities	250	500	500	500	250

–	Other Risk Transfer: AIG has concluded that Richmond Insurance Company, Ltd., a Bermuda-based reinsurance holding company (Richmond) in which AIG currently holds a 19.9 percent ownership interest, should be treated as a consolidated entity in AIG’s financial statements due to AIG’s ability to exert control over that entity. Such determination was based, in part, on arrangements and documents, including put agreements requiring an AIG subsidiary to purchase the Richmond shares, that appear not to have been previously disclosed to appropriate AIG financial personnel or AIG’s independent auditors. Although AIG currently owns only a minority ownership interest in Richmond, a review of the operations of Richmond and its subsidiaries has shown significant previously undisclosed evidence of AIG control causing Richmond to be deemed a VIE. The consolidation of Richmond had virtually no effect on net income or consolidated shareholders’ equity. AIG has received notice of exercise of a put with respect to 49.9 percent of the Richmond shares and expects to acquire the shares by June 30, 2005.

As a result of its internal review of AIG Re, AIG Risk Finance and AIG Risk Management and certain transactions, AIG determined that adjustments were required because certain transactions lacked sufficient risk transfer to qualify for insurance accounting under GAAP.

The effect of the adjustments and restatement for Richmond, AIG Re, AIG Risk Finance, AIG Risk Management and certain other transactions on certain of AIG’s consolidated statement of income and balance sheet accounts is as follows:

Increase (Decrease) For Years Ended and at December 31,

(in millions)	2004	2003	2002	2001	2000

Consolidated Statement of Income:
Premiums and other considerations	$(287)	$33	$(856)	$(924)	$(815)
Incurred policy losses and benefits	(159)	53	(862)	(561)	(739)
Insurance acquisition and other operating expenses	(112)	(62)	(35)	(242)	(65)
Net income	(26)	–	22	(66)	(4)

Consolidated Balance Sheet:
Premiums and insurance balances receivable, net of allowance	(362)	(389)	(537)	(752)	(932)
Reinsurance assets	(529)	(1,185)	(912)	(937)	(1,032)
Other assets	947	1,126	634	807	989
Reserve for losses and loss expenses	(1,154)	(1,609)	(1,609)	(995)	(748)
Reserve for unearned premiums	82	112	(31)	(131)	(347)
Funds held by companies under reinsurance treaties	(740)	(1,019)	(1,021)	(1,103)	(1,040)
Other liabilities	1,910	2,114	1,850	1,392	1,120
Total shareholders’ equity	(77)	(51)	(52)	(73)	(7)

•	Loss Reserves: Estimation of ultimate net losses and loss expenses is a complex process requiring the use of assumptions which may be highly uncertain at the time of estimation. As a result of its internal review, AIG has determined that the IBNR included in the General Insurance reserve for losses and loss expenses was adjusted on a regular basis without appropriate support for the changes requested to be made. Although AIG does not believe that any change materially affected the integrity of AIG’s loss reserve position because in each instance IBNR as adjusted was determined to be within an appropriate tolerance of the applicable actuarial point estimate, AIG has determined that the unsupported decreases in reserves generated independently from the actuarial process constituted errors which should be corrected

FORM 10-K :  33

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

and has restated the amounts of carried reserves accordingly. As a result, the fourth quarter 2002 charge relating to the increase in the General Insurance reserve for losses and loss expenses, previously reported as $2.8 billion, has been restated to $2.1 billion to reduce the original charge by the cumulative effect of the correction of the unsupported adjustments to reserves through that date (approximately $700 million). Therefore, the charge to pretax earnings is approximately $700 million less than previously reported, reflecting the removal of the unsupported adjustments to reserves in periods prior to and including the fourth quarter of 2002. The effect of the adjustments and restatement of the loss reserves on certain of AIG’s consolidated statement of income and balance sheet accounts is set forth as follows:

Increase (Decrease) For Years Ended and at December 31,

(in millions)	2004	2003	2002	2001	2000

Consolidated Statement of Income:
Incurred policy losses and benefits	$302	$342	$(351)	$137	$223
Net income	(196)	(222)	228	(89)	(145)

Consolidated Balance Sheet:
Reserve for losses and loss expenses	880	578	236	587	450
Total shareholders’ equity	(572)	(375)	(153)	(381)	(292)

•	Net Investment Income. As a result of the internal review, AIG determined that the accounting for certain transactions had the effect of improperly converting capital gains into net investment income and was not consistent with GAAP. The most significant of these transactions are:

–	Covered Calls: From 2001 through 2003, certain AIG subsidiaries entered into a series of transactions with third parties whereby these subsidiaries sold in-the-money calls, principally on municipal bonds in their investment portfolios that had unrealized appreciation associated with them. Upon exercise of a call, the related bonds were delivered to the purchaser of the call and subsequently reacquired by the subsidiaries pursuant to contingent forward agreements which permitted the AIG subsidiaries to repurchase the bonds at the prevailing market value. In connection with selling the calls, the AIG subsidiaries also entered into interest rate swaps to protect them against the effects of changes in value of the applicable bonds as a result of movements in interest rates during the transaction period. These transactions were accounted for as sales and subsequent purchases and appear to have been initiated to increase net investment income. AIG has determined that, because AIG was able to cause the bonds to be returned from the third parties even after the third parties exercised the call options, AIG did not cede control over the bonds and therefore the transactions should not have been accounted for as sales and subsequent purchases but rather as financings. The adjustments required to correct this error reduce previously reported amounts of net investment income and correspondingly increase realized capital gains from these transactions over the three-year period. The adjustments and restatement had no net effect on consolidated shareholders’ equity for any period and the following effects on certain of AIG’s consolidated statement of income accounts:

Increase (Decrease) For Years Ended and at December 31,

(in millions)	2004	2003	2002	2001	2000

Consolidated Statement of Income:
Net investment income	$35	$(179)	$(7)	$(146)	$–
Realized capital gains (losses)	57	118	61	55	–
Net income	59	(40)	35	(59)	–

–	Synthetic Fuel Investment: AIG subsidiaries invest in certain limited liability companies that invest in synthetic fuel production facilities as a means of generating income tax credits. As a result of a misapplication of GAAP, AIG recorded net investment income or, in some cases, other revenues, on a pretax basis rather than reflecting the tax credit as a reduction of income tax expense, thereby increasing net investment income for AIG’s life insurance and retirement services segment and other revenues for the financial services segment. Certain of these entries were previously identified but not corrected as the amounts were viewed as not sufficiently material to require correction. In the fourth quarter of 2004, AIG changed its accounting to present these tax credits as a component of income taxes. AIG has now determined that it is necessary to record these adjustments for the periods prior to the fourth quarter of 2004. These adjustments had no effect on consolidated net income or shareholders’ equity but had the following effects on certain of AIG’s consolidated statement of income accounts:

Increase (Decrease) For Years Ended and at December 31,

(in millions)	2004	2003	2002	2001	2000

Consolidated Statement of Income:
Net investment income	$(203)	$(238)	$(259)	$(31)	$–
Other revenues	(143)	(200)	(165)	(212)	(79)
Income taxes	(346)	(438)	(424)	(243)	(79)

34 : FORM 10-K

American International Group, Inc. and Subsidiaries

–	Hedge Fund Accounting: AIG subsidiaries invest in a variety of alternative asset classes, including hedge fund limited partnerships, that are accounted for as available for sale securities. As part of the underlying partnership agreements, such AIG subsidiaries have the right to redeem their interests at defined times. A redemption allows AIG to record net investment income to the extent there are gains in the underlying funds at the time. However, as a result of its internal review, AIG has determined that, in certain cases, the redemption resulted in inappropriate gain recognition because the proceeds were required to be immediately reinvested in the funds. In addition, the cost bases of certain funds were misallocated in determining gains. The restated consolidated financial statements correct these errors. These corrections had virtually no effect on consolidated shareholders’ equity but had the following effects on certain of AIG’s consolidated statement of income accounts.

Increase (Decrease) For Years Ended and at December 31,

(in millions)	2004	2003	2002	2001	2000

Consolidated Statement of Income:
Net investment income	$11	$29	$159	$(177)	$(101)
Other revenues	(9)	–	26	(27)	(87)
Net income	2	19	120	(133)	(122)

–	Muni Tender Option Bond Program: From 2000 through early 2003, AIG subsidiaries participated in a program in which they transferred highly rated municipal bonds at market value to a third-party broker, which in turn transferred these securities to a trust that the broker had established. The trust then issued two sets of beneficial interests. Half of the beneficial interests were floating interest rate certificates. The remaining beneficial interests were “inverse” floating interest rate certificates. Third parties invested in the floating interest rate certificates, and AIG subsidiaries invested in the inverse floating interest rate certificates. AIG did not consolidate the trust into AIG’s balance sheet.

The AIG subsidiaries, as the holders of the residual interest inverse floating rate certificates, had the right to unilaterally liquidate the trust and cause the municipal bonds to be returned to AIG on short notice. Accordingly, the AIG subsidiaries did not cede control over the bonds. As a result, AIG now believes that the conclusion not to consolidate was an error in the application of GAAP. Therefore, AIG has now consolidated the trusts into its balance sheets at December 31, 2002, 2001 and 2000. The consolidations had no effect on consolidated shareholders’ equity but had the following effects on certain of AIG’s consolidated statement of income and balance sheet accounts:

Increase (Decrease) For Years Ended and at December 31,

(in millions)	2004	2003	2002	2001	2000

Consolidated Statement of Income:
Net investment income	$65	$60	$44	$11	$–
Realized capital gains (losses)	27	(148)	(47)	(194)	22
Net income	60	(57)	(2)	(119)	14

Consolidated Balance Sheet:
Other assets	–	–	2,075	2,199	1,449
Other liabilities	–	–	2,075	2,199	1,449

–	DBG/AIG Capital Corporation Intercompany Dividend: In 2002, AIG Capital Corporation issued shares of its preferred stock to National Union in exchange for shares of ILFC’s common stock. AIG did not eliminate the preferred stock investment in consolidation, instead recording the dividend as income in net investment income and as corresponding expense in other operating expenses. AIG has now determined that this accounting is a misapplication of GAAP. Accordingly, AIG has eliminated this intercompany investment and reversed the accounting entries in its consolidated statement of income. The adjustments and restatement had no effect on consolidated net income or shareholders’ equity but had the following effects on certain of AIG’s consolidated statement of income accounts:

Increase (Decrease) For Years Ended and at December 31,

(in millions)	2004	2003	2002	2001	2000

Consolidated Statement of Income:
Net investment income	$(100)	$(100)	$–	$–	$–
Insurance acquisition and other operating expenses	(100)	(100)	–	–	–

•	“Top Level” Adjustments and Other Directed Entries (other than loss reserves). Certain accounting entries originated at the parent company level had the effect of reclassifying realized capital gains to net investment income, as well as adjusting other line item reclassifications and other segment financial information. In some cases, expense deferrals were increased or reserves decreased, both having the effect of increasing reported earnings. In other

FORM 10-K :  35

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

cases, the adjustments affected revenue and expense recognition between reporting periods or among business segments. Certain of these entries were previously identified but considered not to be sufficiently material to require correction. As part of its internal review, AIG analyzed and assessed “top level” adjustments since 2000 and determined that certain entries appear to have been made at the direction of certain former members of senior management without appropriate documentation or support.

–	Foreign Life Insurance Net Investment Income Reclassification: In addition to the matters described above, certain accounting entries, now determined to be errors, had the effect of reclassifying capital gains realized from investments made to match liabilities relating to policies in Japan and Southeast Asia. Due to the limited availability of long-duration bonds or bonds with sufficient yield to meet the policyholder liability requirements in Japan and Southeast Asia, AIG subsidiaries made alternative investments, including investments in equities. Until the fourth quarter of 2003, a portion of the capital gains realized on these alternative investments, including substantial amounts related to the sale of fixed income securities, was reclassified to net investment income in the consolidated statement of income to match these revenues against the incurred policy benefit expense of the underlying policies. Amounts so reflected, which were previously identified but not corrected as they were viewed as immaterial, are treated as corrections of errors in the restated financial statements, and are as follows: $57 million, $448 million, $278 million, $129 million, and $87 million for 2004, 2003, 2002, 2001 and 2000, respectively.

Beginning in the first quarter of 2004, a process was implemented to identify only certain equity-related gains in Southeast Asia and a limited amount of fixed income and equity gains in Japan and to segregate and treat such realized capital gains separately for segment reporting purposes only. The new process and limits were applied retroactively for 2003, 2002, 2001 and 2000 as part of the restatement.

The restatement reverses all such unsupported “top level” and other directed entries, including the Foreign Life Insurance Net Investment Income Reclassification, with the following effect on certain of AIG’s consolidated statement of income and balance sheet accounts:

Increase (Decrease) For Years Ended and at December 31,

(in millions)	2004	2003	2002	2001	2000

Consolidated Statement of Income:
Premiums and other considerations	$130	$250	$(199)	$(272)	$(184)
Net investment income	(384)	(783)	(733)	(514)	(155)
Realized capital gains (losses)	108	559	374	223	126
Other revenues	267	89	92	70	80
Incurred policy losses and benefits	57	195	(337)	(417)	(97)
Insurance acquisition and other operating expenses	(229)	(115)	47	272	95
Net income	213	26	(112)	(241)	(112)

Consolidated Balance Sheet:
Premiums and insurance balances receivable, net of allowance	(15)	(265)	(456)	(398)	(306)
Reserve for losses and loss expenses	–	(30)	(306)	(246)	(95)
Other liabilities	252	231	251	155	(10)
Total shareholders’ equity	(206)	(401)	(454)	(342)	(105)

•	Conversion of Underwriting Losses to Capital Losses. This category includes transactions and entries that had the principal effect of improperly recharacterizing underwriting losses as capital losses. Although these errors have a minimal effect on consolidated shareholders’ equity at December 31, 2004, they have an effect on underwriting results in each year. This category also includes insurance and reinsurance transactions where AIG’s accounting resulted in errors relating to the timing and classification of income recognition as well as errors relating to the timing of premium recognition. The most significant transactions in this category are the following:

–	Capco: AIG has determined that a series of transactions with Capco Reinsurance Company, Ltd. (Capco), a Barbados-domiciled reinsurer, involved an improper structure created to recharacterize underwriting losses relating to auto warranty business as capital losses. That structure, which appears to have not been properly disclosed to appropriate AIG personnel or its independent auditors, consisted primarily of arrangements between subsidiaries of AIG and Capco that require Capco to be treated as a consolidated entity in AIG’s financial statements. The result of such consolidation is to reverse capital losses for the years

36 : FORM 10-K

American International Group, Inc. and Subsidiaries

2000 through 2003 and recognize a corresponding amount of underwriting losses in 2000.

–	The Robert Plan: AIG has restated the accounting for surplus notes purchased as part of a litigation settlement in 2002 with The Robert Plan Corporation (The Robert Plan). Pursuant to the settlement agreement, the surplus notes were to be repaid through profits received from a managing general agency relationship with The Robert Plan. When AIG deemed that repayment under the surplus notes was unlikely, AIG recorded the impairment charge as realized capital losses rather than underwriting losses. AIG now believes that this accounting treatment was an error and has restated the impairment charges as underwriting losses.

–	AIRCO Reinsurance: In each of 1999 and 2000, AIRCO entered into stop loss reinsurance agreements with Union Excess relating to accident and health business of Nan Shan. Concurrently with each reinsurance agreement, AIRCO entered into a swap agreement with Union Excess, under which the payments were linked to payments under the reinsurance agreement. The transaction had the effect of converting incurred policy losses into capital losses. AIG has determined that its prior accounting was a misapplication of GAAP and has reversed both the cessions under the reinsurance agreement and the corresponding swaps.

The effect of these adjustments and restatement on certain of AIG’s consolidated statement of income and balance sheet accounts is as follows:

Increase (Decrease) For Years Ended and at December 31,

(in millions)	2004	2003	2002	2001	2000

Consolidated Statement of Income:
Premiums and other considerations	$–	$–	$(43)	$–	$1
Realized capital gains (losses)	116	19	48	66	58
Incurred policy losses and benefits	–	–	130	–	192
Insurance acquisition and other operating expenses	(6)	(2)	1	–	–
Net income	79	20	(65)	66	(133)

Consolidated Balance Sheet:
Collateral and guaranteed loans, net of allowance	(116)	(55)	–	–	–
Short-term investments, at cost	–	–	(100)	(120)	(120)
Other assets	(5)	(7)	(22)	(67)	(133)
Total shareholders’ equity	(30)	(109)	(129)	(64)	(130)

•	Asset Realization. As a result of the internal review, AIG concluded that adjustments should be made to the value of certain assets included in its consolidated balance sheet. The most significant of these items are:

–	Domestic Brokerage Group (DBG) Issues: A review of allowances for doubtful accounts and other accruals recorded by certain DBG member companies has led AIG to conclude that the allowances related to certain premiums receivable, reinsurance recoverables and other assets were not properly analyzed in prior periods and that appropriate allowances were not properly recorded in AIG’s consolidated financial statements. Certain relevant information was known by certain members of senior management but, AIG now understands, not previously disclosed to the independent auditors. In addition, various accounts were not properly reconciled. AIG’s restated financial statements reflect the recording of appropriate amounts for these reserves and allowances for doubtful accounts for the appropriate time period, resulting in an after-tax reduction in consolidated shareholders’ equity at December 31, 1999 of $514 million. Because all of the reporting periods affected by these adjustments were prior to 2000, the restatement results in decreases in insurance acquisition and other operating expenses in 2004, 2003, 2002, 2001 and 2000. The effect of the adjustments and restatement resulting from DBG issues on certain of AIG’s consolidated statement of income and balance sheet accounts is as follows:

Increase (Decrease) For Years Ended and at December 31,

(in millions)	2004	2003	2002	2001	2000

Consolidated Statement of Income:
Insurance acquisition and other operating expenses	$(52)	$(224)	$(23)	$(22)	$(27)
Net income	34	146	15	13	17

Consolidated Balance Sheet:
Premiums and insurance balances receivable, net of allowance	(864)	(918)	(1,142)	(1,166)	(1,249)
Reserve for losses and loss expenses	(509)	(509)	(509)	(509)	(509)
Reserve for unearned premiums	(81)	(81)	(81)	(81)	(107)
Total shareholders’ equity	(290)	(324)	(470)	(484)	(497)

–	Other Than Temporary Declines: AIG’s investment accounting policies require that an investment that has been identified as impaired should be written down in the period in which such impairment is determined, and recorded as a realized capital loss. AIG has determined that realized capital losses with respect to certain impaired investments were not recorded in the appropriate periods, and the restate-

FORM 10-K :  37

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

ment will thus affect the timing of previously reported realized capital losses. The adjustments and restatement resulting from other than temporary declines had only a minor effect on consolidated shareholders’ equity but affected certain of AIG’s consolidated statement of income accounts as follows:

Increase (Decrease) For Years Ended and at December 31,

(in millions)	2004	2003	2002	2001	2000

Consolidated Statement of Income:
Realized capital gains (losses)	$4	$463	$307	$(209)	$(202)
Net income	2	301	200	(136)	(132)

•	Other GAAP Corrections. As part of its internal review, AIG has considered the application of certain accounting principles to specific businesses and transactions, and has determined that certain misapplications of GAAP are errors that require restatement of its financial statements. These adjustments include the following:

–	Accounting for Derivatives (FAS 133 Hedge Accounting): AIG and its subsidiaries, including AIGFP, engage in hedging activities for their own accounts, which AIG believes have been and remain economically effective. AIG and its subsidiaries enter into derivative contracts principally to hedge interest rate risk and foreign currency risk associated with their assets, liabilities and forecasted cash flows. Such derivative transactions include interest rate swaps, cross currency swaps and forwards, which are generally executed through AIGFP. Statement of Financial Accounting Standards No. 133 — “Accounting for Derivative Instruments and Hedging Activities” (FAS 133) requires that third-party derivatives used for hedging must be specifically matched with the underlying exposures to an outside third party and documented contemporaneously to qualify for hedge accounting treatment. The internal review determined that in many cases AIG did not meet these hedging requirements with respect to certain hedging transactions. See the discussion under “Derivatives” herein.

AIG has historically reported the changes in the fair value of certain derivatives used for hedging activities through other comprehensive income in consolidated shareholders’ equity or in net income with a corresponding adjustment to the hedged item, depending on the nature of the hedging relationship. In order to comply with FAS 133, the restated consolidated financial statements include the changes in fair value for certain derivatives, previously recorded through other comprehensive income, in current period income and reverse the previous adjustments on certain assets and liabilities recorded in income in connection with hedge accounting. Because these activities did not qualify for hedge accounting, Statement of Financial Accounting Standards No. 115 — “Accounting for Certain Investments in Debt and Equity Securities” requires AIG to recognize the corresponding changes in fair value, including foreign exchange gains and losses resulting from exchange rate fluctuations, relating to available-for-sale investments through accumulated other comprehensive income. These restatement adjustments with respect to FAS 133 do not result in any changes in AIG’s liquidity or its overall financial condition even though inter-period volatility of earnings increases.

38 : FORM 10-K

American International Group, Inc. and Subsidiaries

AIG is assessing the cost and benefits of modifying its hedging activities to obtain hedge accounting under the requirements of FAS 133. The adjustments and restatement to reflect appropriate GAAP accounting for these derivatives, which also included reclassifications between the accounts securities available for sale, at market value and securities purchased under agreements to resell, at contract value, had the following effects on certain of AIG’s consolidated statement of income and balance sheet accounts:

Increase (Decrease) For Years Ended and at December 31,
(in millions)	2004	2003	2002	2001	2000

Consolidated Statement of Income:
Realized capital gains (losses)	$(109)	$104	$(14)	$(36)	$–
Other revenues	524	(1,357)	(503)	(370)	1,265
Net income	252	(783)	(323)	(252)	822

Consolidated Balance Sheet:
Financial services assets:
Securities available for sale, at market value	8,021	8,328	9,263	6,264	(156)
Securities purchased under agreements to resell, at contract value	(7,325)	(7,325)	(7,825)	(6,325)	–
Financial services liabilities:
Securities sold under agreements to repurchase, at contract value	2,061	1,003	197	(340)	(216)
Unrealized loss on swaps, options and forward transactions	(2,199)	(610)	394	1,566	333
Retained earnings	(394)	(646)	136	459	711
Accumulated other comprehensive income	1,412	1,439	1,424	121	(134)
Total shareholders’ equity	1,018	792	1,561	581	577

–	Accounting for Deferred Taxes: AIG identified certain misapplications of GAAP in its provision for deferred income taxes as follows:

For certain foreign subsidiaries for which AIG has plans to permanently reinvest undistributed earnings, AIG incorrectly provided U.S. deferred taxes on the unrealized appreciation associated with investment securities in accumulated other comprehensive income.

For certain foreign subsidiaries for which AIG does not have plans for permanent reinvestment of undistributed earnings, U.S. deferred taxes were incorrectly omitted on certain components of other comprehensive income.

These adjustments and restatement had the following effects on consolidated net income and shareholders’ equity:

Increase (Decrease) For Years Ended and at December 31,

(in millions)	2004	2003	2002	2001	2000

Consolidated Statement of Income:
Net income	$(5)	$(23)	$(22)	$–	$–

Consolidated Balance Sheet:
Total shareholders’ equity	889	761	490	324	166

–	Foreign Currency Translation (FAS 52): FAS 52 is used to determine the timing of the recognition of income or expense resulting from foreign exchange rate changes for transactions denominated in other than a functional currency.

AIG has determined that, in certain cases, its application of FAS 52 in its consolidated financial statements did not comply with the functional currency determination requirements of the standard. As a result, AIG has recorded accounting adjustments to reclassify currency transaction gains and losses from accumulated other comprehensive income to net income. These corrections affected consolidated net income in certain periods but had no effect on consolidated shareholders’ equity at December 31, 2004 or for prior periods.

AIG adopted a practice in the 1990s of recording adjustments to general insurance reserves to offset increases or decreases in such reserves through other comprehensive income, net of tax, resulting from translation of reserves denominated in foreign currencies. AIG now believes that this accounting practice was a misapplication of GAAP. As a result of this adjustment, general insurance reserves denominated in foreign currencies have been restated to restore the translation effect to reserve for losses and loss expenses.

FORM 10-K :  39

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Together, these adjustments had the following effects on certain of AIG’s consolidated statement of income and balance sheet accounts:

Increase (Decrease) For Years Ended and at December 31,

(in millions)	2004	2003	2002	2001	2000

Consolidated Statement of Income:
Realized capital gains (losses)	$(127)	$(193)	$(52)	$44	$—
Net income	(124)	(193)	(53)	75	119

Consolidated Balance Sheet:
Other assets	163	143	31	(6)	(15)
Reserve for losses and loss expenses	(25)	(407)	(882)	(902)	(747)
Total shareholders’ equity	131	358	594	583	476

–	Life Settlements. Life settlements are designed to assist life insurance policyholders to monetize the existing value of life insurance policies. AIG, through an insurance subsidiary and non-consolidated trusts, which are deemed to be a qualifying special purpose entity and a VIE, engages in this business. The non-consolidated trusts purchase life insurance policies from policyholders at an initial price and pay additional premiums to keep the policies in force until the insured dies. AIG’s proportionate share of the net death benefits from the purchased contracts, net of reinsurance to a third party reinsurer, was recorded as premium. The costs incurred by the trusts to acquire the contracts and keep them in force were recorded as paid losses by AIG, net of reinsurance. AIG’s accounting resulted in upfront gain recognition of expected profits and premium recognition for amounts loaned to the trusts by other AIG subsidiaries.

AIG has determined, in light of new information which was not available to management or AIG’s independent auditors at the time the initial accounting determination was made, that the accounting for these transactions as insurance and reinsurance is a misapplication of GAAP that should be corrected through restatement. This restatement results in life settlements being accounted for using an investment method of accounting under FASB Technical Bulletin (FTB) 85-4 “Accounting for Purchases of Life Insurance.” Under FTB 85-4, the carrying value of each contract at purchase and at the end of each reporting period is equal to the cash surrender value of the contract. Cash paid to purchase these contracts that is in excess of the cash surrender value at the date of purchase is recognized as a loss immediately, and periodic maintenance costs, such as premiums necessary to keep the underlying contract in force, are charged to earnings immediately. The life insurance benefits at the insured’s death are payable to the AIG subsidiary and reflected in income at that time. The effect of the adjustments and restatement on certain of AIG’s consolidated statement of income and balance sheet accounts is as follows.

Increase (Decrease) For Years Ended and at December 31,

(in millions)	2004	2003	2002	2001	2000

Consolidated Statement of Income:
Premiums and other considerations	$(915)	$(809)	$(603)	$(147)	$–
Net investment income	(134)	(143)	(114)	(20)	–
Incurred policy losses and benefits	(850)	(743)	(552)	(134)	–
Net income	(129)	(136)	(107)	(22)	–

Consolidated Balance Sheet:
Other invested assets	(486)	(253)	(142)	(28)	–
Premiums and insurance balances receivable, net of allowance	(3,075)	(1,842)	(774)	–	–
Other assets	341	219	111	29	–
Reserve for losses and loss adjustment expenses	(1,734)	(1,026)	(527)	(134)	–
Funds held by companies under reinsurance treaties	(1,242)	(601)	(193)	–	–
Total shareholders’ equity	(396)	(270)	(129)	(22)	–

Recently, the FASB tentatively concluded that life settlement contracts should be accounted for as an investment, held at cost, with no loss recognized at inception, and revenue recognized when the death benefit is received. In its discussions, the FASB tentatively concluded that retroactive application will be required. AIG expects that approximately $250 million of the restatement adjustment to shareholders’ equity at December 31, 2004 would be eliminated if the FASB’s tentative conclusion is adopted.

–	Deferred Acquisition Costs (DAC): The internal review identified a misapplication of GAAP with respect to General Insurance DAC. As a result of “top level” entries, substantially all costs associated with underwriting and marketing operations were deferred. The internal review determined that certain of these costs did not vary sufficiently with the production of business and should not have been deferred. These costs have been allocated to the periods in which they were incurred and the corresponding DAC asset has been adjusted accordingly. In addition, AIG determined that the amortization period for certain DAC was longer than the typical life of the underlying policies and needed to be shortened, and that certain deferrals associated with an inter-company reinsurance treaty were in error and required correction. This adjustment includes the recharacterization of certain incurred policy losses and benefits to Insurance acquisition and other operating expenses. The effect of

40 : FORM 10-K

American International Group, Inc. and Subsidiaries

these adjustments on certain of AIG’s consolidated statement of income and balance sheet accounts is as follows:

Increase (Decrease) For Years Ended and at December 31,

(in millions)	2004	2003	2002	2001	2000

Consolidated Statement of Income:
Incurred policy losses and benefits	$(265)	$(231)	$(188)	$(133)	$(134)
Insurance acquisition and other operating expenses	321	287	285	450	310
Net income	(33)	2	(12)	(138)	(40)

Consolidated Balance Sheet:
Deferred policy acquisition costs	(485)	(432)	(383)	(307)	(85)
Other assets	(92)	(94)	(146)	(204)	(214)
Total shareholders’ equity	(344)	(311)	(313)	(301)	(163)

–	SICO Deferred Compensation: AIG has included in this restatement, expense amounts attributable to deferred compensation granted to certain AIG employees by SICO (pursuant to the SICO Plan described under Item 11. Executive Compensation), a private holding company that owns approximately 12 percent of AIG’s common stock. The amount of deferred compensation granted by SICO has previously been disclosed in the notes to AIG’s consolidated financial statements but was not included as an expense in the calculation of AIG’s consolidated net income because the amounts had been determined not to be material to AIG’s consolidated results of operations in any individual period. The expense related to SICO deferred compensation is recorded as a charge to reported earnings in the periods restated, with an offsetting entry to additional paid-in capital reflecting amounts deemed contributed by SICO. For prior periods, AIG has recorded a reduction of $905 million in retained earnings on its December 31, 1999 consolidated balance sheet and a corresponding increase to additional paid-in capital. The volatility in the expense is attributable to the variable accounting as well as the fact that shares are allocated only in alternate years. The inclusion of the expense attributable to the SICO Plans in AIG’s consolidated financial statements had no effect on consolidated shareholders’ equity but had the following effects on certain of AIG’s consolidated statement of income accounts:

Increase (Decrease) For Years Ended and at December 31,

(in millions)	2004	2003	2002	2001	2000

Consolidated Statement of Income:
Insurance acquisition and other operating expenses	$56	$275	$(173)	$45	$293
Net income	(56)	(275)	173	(45)	(293)

–	Commutations: Certain direct insurance, and ceded and assumed reinsurance contracts, were commuted prior to their natural expiration. For certain commutations, the cash received was recorded through negative paid losses in accordance with statutory guidance, while for others it was recorded as written premiums. Despite the lack of guidance under GAAP with respect to this issue, AIG has determined that the accounting for certain commutations was in error due to the inconsistency in AIG’s accounting for commutations and the fact that certain commutations were recorded through the written premium line when there was no unearned premium balance outstanding. As part of this restatement any commutations that were originally recorded through written premium are reclassified to paid losses in the period in which they occurred. The adjustments and restatement have no effect on consolidated net income or shareholders’ equity but affected certain of AIG’s consolidated statement of income and balance sheet accounts as follows:

Increase (Decrease) For Years Ended and at December 31,

(in millions)	2004	2003	2002	2001	2000

Consolidated Statement of Income:
Premiums and other considerations	$(370)	$(405)	$(79)	$4	$(312)
Incurred policy losses and benefits	(370)	(405)	(79)	4	(312)

Consolidated Balance Sheet:
Reserves for losses and loss expenses	151	58	51	51	–
Insurance balances payable	(93)	(51)	(51)	(51)	–

–	Dollar Roll Transactions: Certain AIG subsidiaries entered into dollar roll transactions with third parties designed to enhance the return on AIG’s mortgage backed securities (MBS) portfolio. In a dollar roll transaction, AIG subsidiaries agree to sell a pool of MBSs and simultaneously agree to repurchase substantially the same securities at a later date, typically in one month. AIG accounted for these transactions as collateralized financings under SFAS 140. Even though it had received collateral sufficient to fund substantially all of the cost of purchasing identical replacement securities at the time of transfer, AIG was not fully protected during the term of the contract to replace the asset in the event that the transferee defaulted. Accordingly, AIG should not have accounted for these transactions as financings, but rather as derivatives with mark-to-market changes reflected in earnings. The effect of the adjustments and re-

FORM 10-K :  41

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

statement on certain of AIG’s consolidated statement of income accounts is as follows:

Increase (Decrease) For Years Ended and at December 31,

(in millions)	2004	2003	2002	2001	2000

Consolidated Statement of Income:
Realized capital gains (losses)	$16	$(98)	$157	$(46)	$26
Net income	16	(98)	157	(46)	26

–	Affordable Housing: Through an investment limited partnership, an AIG subsidiary, as the general partner, syndicates the tax benefits (including both tax credits and tax losses) generated by affordable housing real estate properties. AIG guarantees the return of the tax benefits to the limited partner investors. Prior to the second quarter of 2003, these syndication transactions were accounted for as sales and the gain was recorded on a straight-line basis over ten years. Beginning in the third quarter of 2003, because of the guarantees, AIG changed its accounting for these partnerships to record all new syndications as financings, rather than sales. At the same time, AIG adjusted its consolidated balance sheet to reflect previous syndications as financings, but did not record the cumulative impact to earnings because the amounts were viewed as immaterial. AIG has now determined that it is necessary to record these adjustments for the periods prior to the third quarter of 2003, and the adjustments and restatement had the following effects on certain of AIG’s consolidated statement of income and balance sheet accounts:

Increase (Decrease) For Years Ended and at December 31,
(in millions)	2004	2003	2002	2001	2000

Consolidated Statement of Income:
Other revenues	$(39)	$(44)	$(43)	$(71)	$(126)
Net income	(25)	(28)	(28)	(46)	(82)

Consolidated Balance Sheet:
Other invested assets	1,452	1,652	1,585	1,427	1,172
Investment income due and accrued	(289)	(254)	(222)	(149)	(109)
Other assets	(1,688)	(2,009)	(7)	(5)	(2)
Other liabilities	(30)	(154)	1,770	1,644	1,360
Total shareholders’ equity	(322)	(297)	(269)	(241)	(195)

–	SunAmerica Partnerships: As part of the restatement, management has reclassified the earnings of the SunAmerica partnerships out of other operations, where previously reported, into the Asset Management segment. This revised presentation characterizes the partnership earnings as revenues rather than as a component of insurance acquisition and operating expenses in AIG’s consolidated statement of income. Within the Asset Management segment, this presentation divides the partnership earnings into those of SunAmerica Life, whose equity supports the GIC business, and those of AIG SunAmerica, which are now classified as other asset management revenues. The adjustments and restatement have no effect on consolidated net income or shareholders’ equity but affected certain of AIG’s consolidated statement of income accounts as follows:

Increase (Decrease) For Years Ended and at December 31,

(in millions)	2004	2003	2002	2001	2000

Consolidated Statement of Income:
Other revenues	$661	$323	$243	$475	$764
Insurance acquisition and other operating expenses	661	353	247	475	764

Fourth Quarter 2004 Changes in Estimates

Adjustments affecting the 2004 consolidated statement of income include changes in estimates relating to the reserve for losses and loss expenses, certain expenses and certain allowances. See “Critical Accounting Estimates” herein. Losses and loss expenses incurred for the fourth quarter includes $850 million relating to changes in estimates attributable to asbestos and environmental exposures, see “Asbestos and Environmental Reserve” herein, $232 million relating to changes in estimates attributable to the accruals for salvage and subrogation recoveries (see Note 1(cc) of Notes to Financial Statements) and $178 million attributable to an arbitration decision with Superior National Insurance Company over the rescission of a quota share reinsurance agreement, which increases the reserves for the matter to $370 million at December 31, 2004. See Note 12(h) of Notes to Financial Statements. The changes in estimates also includes an adjustment of $56 million to deferred acquisition costs, principally relating to a refinement of costs eligible for deferral in accordance with AIG policy. The change in estimate for DBG asset realization includes an increase in the allowance for uncollectible receivables. With respect to income taxes, the change in estimate relates primarily from the determination that the earnings of certain foreign subsidiaries are expected to be repatriated to the U.S. Accordingly, AIG can no longer assert that the undistributed earnings are permanently reinvested.

See Note 1(cc) of Notes to Financial Statements for further details on fourth quarter changes in estimates.

42 : FORM 10-K

American International Group, Inc. and Subsidiaries

The following table summarizes the more significant of the fourth quarter changes in estimates:

For the Three Months and
Twelve Months Ended
(in millions)	December 31, 2004

Fourth Quarter 2004 Changes in Estimates:
Increase in reserve for asbestos and environmental losses and loss expenses	$(850)
Deferred acquisition costs adjustments	(56)
Accrual for salvage and subrogation recoveries	(232)
Subsequent events related to reinsurance arbitration	(178)
DBG asset realization	(150)
Other changes in estimates	(136)

Total pretax changes in estimates	(1,602)
Income tax adjustments	(146)
Less: tax effect related to changes in estimates	561

Total changes in estimates	$(1,187)

FORM 10-K :  43

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following tables summarize the effect on major balance sheet and statement of income accounts of the adjustments included in the restatement and the fourth quarter 2004 changes in estimates by transaction, accounting entry or entity category.

CONSOLIDATED BALANCE SHEET ACCOUNTS

Total Assets

December 31,
(in millions)	2004	2003	2002	2001	2000

Total Assets, as Previously Announced or Reported	$804,607	$678,346	$561,229	$493,061	$426,671
Adjustments:
Risk Transfer:
Union Excess	(1,487)	(1,343)	(1,619)	(1,865)	(2,317)
Other Risk Transfer	47	(456)	(822)	(888)	(981)
Net Investment Income:
Muni Tender Option Bond Program	–	–	2,075	2,199	1,449
“Top Level” Adjustments and Other Directed Entries (other than loss reserves)	(108)	(413)	(735)	(626)	(405)
Asset Realization:
Domestic Brokerage Group (DBG) Issues	(837)	(872)	(1,017)	(1,032)	(1,105)
Other GAAP Corrections:
Accounting for Derivatives (FAS 133 Hedge Accounting)	2,297	1,985	2,347	742	(206)
Accounting for Deferred Taxes	(848)	(603)	(427)	(580)	(484)
Life Settlements	(3,241)	(1,895)	(817)	(147)	–
Deferred Acquisition Costs (DAC)	(546)	(495)	(498)	(480)	(268)
Affordable Housing	(525)	(611)	1,356	1,273	1,061
All Other — Net	(699)	510	484	790	436

Total Adjustments	(5,947)	(4,193)	327	(614)	(2,820)

Total Assets, as Adjusted or Restated	$798,660	$674,153	$561,556	$492,447	$423,851

Other Invested Assets

December 31,
(in millions)	2004	2003	2002	2001	2000

Other Invested Assets, as Previously Announced or Reported	$21,316	$16,787	$12,680	$12,704	$10,623
Adjustments:
Other GAAP Corrections:
Life Settlements	(486)	(253)	(142)	(28)	–
Affordable Housing	1,452	1,652	1,585	1,427	1,172
All Other — Net	245	298	253	245	(1)

Total Adjustments	1,211	1,697	1,696	1,644	1,171

Other Invested Assets, as Adjusted or Restated	$22,527	$18,484	$14,376	$14,348	$11,794

44 : FORM 10-K

American International Group, Inc. and Subsidiaries

Premiums and Insurance Balances Receivable, Net of Allowance

December 31,
(in millions)	2004	2003	2002	2001	2000

Premium and Insurance Balances Receivable, Net of Allowance, as Previously Announced or Reported	$17,202	$14,166	$13,088	$12,412	$11,215
Adjustments:
Risk Transfer:
Union Excess	2,417	1,923	1,477	956	119
Other Risk Transfer	(362)	(389)	(537)	(752)	(932)
“Top Level” Adjustments and Other Directed Entries (other than loss reserves)	(15)	(265)	(456)	(398)	(306)
Asset Realization:
Domestic Brokerage Group (DBG) Issues	(864)	(918)	(1,142)	(1,166)	(1,249)
Other GAAP Corrections:
Life Settlements	(3,075)	(1,842)	(774)	–	–
All Other — Net	(166)	514	202	(56)	(232)

Total Adjustments	(2,065)	(977)	(1,230)	(1,416)	(2,600)

Premium and Insurance Balances Receivable, Net of Allowance, as Adjusted or Restated	$15,137	$13,189	$11,858	$10,996	$8,615

Reinsurance Assets

December 31,
(in millions)	2004	2003	2002	2001	2000

Reinsurance Assets, as Previously Announced or Reported	$26,171	$27,962	$29,882	$27,199	$23,386
Adjustments:
Risk Transfer:
Union Excess	(5,511)	(5,815)	(5,856)	(5,382)	(4,763)
Other Risk Transfer	(529)	(1,185)	(912)	(937)	(1,032)
Fourth Quarter Changes in Estimates:
Accruals for salvage and subrogation recoveries	(201)	–	–	–	–
All Other — Net	28	(14)	(63)	(62)	(12)

Total Adjustments	(6,213)	(7,014)	(6,831)	(6,381)	(5,807)

Reinsurance Assets, as Adjusted or Restated	$19,958	$20,948	$23,051	$20,818	$17,579

Other Assets

December 31,
(in millions)	2004	2003	2002	2001	2000

Other Assets, as Previously Announced or Reported	$15,062	$12,820	$7,661	$8,000	$9,806
Adjustments:
Risk Transfer:
Union Excess	1,607	2,549	2,760	2,561	2,327
Other Risk Transfer	947	1,126	634	807	989
Net Investment Income:
Muni Tender Option Bond Program	–	–	2,075	2,199	1,449
Conversion of Underwriting Losses to Capital Losses	(5)	(7)	(22)	(67)	(133)
Other GAAP Corrections:
Life Settlements	341	219	111	29	–
Deferred Acquisition Costs (DAC)	(92)	(94)	(146)	(204)	(214)
Affordable Housing	(1,688)	(2,009)	(7)	(5)	(2)
All Other – Net	(850)	(414)	(370)	(355)	(241)

Total Adjustments	260	1,370	5,035	4,965	4,175

Other Assets, as Adjusted or Restated	$15,322	$14,190	$12,696	$12,965	$13,981

FORM 10-K :  45

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Total Liabilities

December 31,
(in millions)	2004	2003	2002	2001	2000

Total Liabilities, as Previously Announced or Reported	$721,537	$606,901	$499,973	$438,709	$375,818
Adjustments:
Risk Transfer:
Other Risk Transfer	123	(406)	(770)	(815)	(972)
Net Investment Income:
Muni Tender Option Bond Program	–	–	2,075	2,199	1,449
Asset Realization:
Domestic Brokerage Group (DBG) Issues	(548)	(548)	(548)	(548)	(609)
Other GAAP Corrections:
Accounting for Derivatives (FAS 133 Hedge Accounting)	1,280	1,195	787	162	(783)
Accounting for Deferred Taxes	(1,738)	(1,364)	(917)	(904)	(650)
Life Settlements	(2,847)	(1,626)	(688)	(126)	–
Affordable Housing	(204)	(314)	1,625	1,514	1,255
All Other — Net	251	93	(939)	(474)	(1,095)

Total Adjustments	(3,683)	(2,970)	625	1,008	(1,405)

Total Liabilities, as Adjusted or Restated	$717,854	$603,931	$500,598	$439,717	$374,413

Reserve for Losses and Loss Expenses

December 31,
(in millions)	2004	2003	2002	2001	2000

Reserve for Losses and Loss Expenses, as Previously Announced or Reported	$64,641	$56,118	$51,539	$44,792	$40,613
Adjustments:
Risk Transfer:
Gen Re	(250)	(500)	(500)	(500)	(250)
Other Risk Transfer	(1,154)	(1,609)	(1,609)	(995)	(748)
Loss Reserves	880	578	236	587	450
“Top Level” Adjustments and Other Directed Entries (other than loss reserves)	–	(30)	(306)	(246)	(95)
Asset Realization:
Domestic Brokerage Group (DBG) Issues	(509)	(509)	(509)	(509)	(509)
Other GAAP Corrections:
Foreign Currency Translation (FAS 52)	(25)	(407)	(882)	(902)	(747)
Life Settlements	(1,734)	(1,026)	(527)	(134)	–
Fourth Quarter 2004 Changes in Accounting Estimates:
Increase in asbestos and environmental loss and loss adjustment expense reserves	850	–	–	–	–
Accruals for salvage and subrogation recoveries	31	–	–	–	–
All Other — Net	(359)	(234)	(347)	(455)	(603)

Total Adjustments	(2,270)	(3,737)	(4,444)	(3,154)	(2,502)

Reserve for Losses and Loss Expenses, as Adjusted or Restated	$62,371	$52,381	$47,095	$41,638	$38,111

46 : FORM 10-K

American International Group, Inc. and Subsidiaries

Reserve for Unearned Premiums

December 31,
(in millions)	2004	2003	2002	2001	2000

Reserve for Unearned Premiums, as Previously Announced or Reported	$23,072	$20,762	$16,336	$13,148	$12,510
Adjustments:
Risk Transfer:
Other Risk Transfer	82	112	(31)	(131)	(347)
Asset Realization:
Domestic Brokerage Group (DBG) Issues	(81)	(81)	(81)	(81)	(107)
All Other — Net	21	117	75	1	(19)

Total Adjustments	22	148	(37)	(211)	(473)

Reserve for Unearned Premiums, as Adjusted or Restated	$23,094	$20,910	$16,299	$12,937	$12,037

Funds Held by Companies Under Reinsurance Treaties

December 31,
(in millions)	2004	2003	2002	2001	2000

Funds Held by Companies Under Reinsurance Treaties, as Previously Announced or Reported	$5,386	$4,664	$3,425	$2,685	$1,435
Adjustments:
Risk Transfer:
Other Risk Transfer	(740)	(1,019)	(1,021)	(1,103)	(1,040)
Other GAAP Corrections:
Life Settlements	(1,242)	(601)	(193)	–	–
All Other — Net	–	(1)	–	–	–

Total Adjustments	(1,982)	(1,621)	(1,214)	(1,103)	(1,040)

Funds Held by Companies Under Reinsurance Treaties, as Adjusted or Restated	$3,404	$3,043	$2,211	$1,582	$395

Other Liabilities

December 31,
(in millions)	2004	2003	2002	2001	2000

Other Liabilities, as Previously Announced or Reported	$21,101	$18,282	$12,189	$10,807	$8,645
Adjustments:
Risk Transfer:
Gen Re	250	500	500	500	250
Other Risk Transfer	1,910	2,114	1,850	1,392	1,120
“Top Level” Adjustments and Other Directed Entries (other than loss reserves)	252	231	251	155	(10)
Net Investment Income:
Muni Tender Option Bond Program	–	–	2,075	2,199	1,449
Other GAAP Corrections:
Affordable Housing	(30)	(154)	1,770	1,644	1,360
All Other — Net	128	218	243	46	(41)

Total Adjustments	2,510	2,909	6,689	5,936	4,128

Other Liabilities, as Adjusted or Restated	$23,611	$21,191	$18,878	$16,743	$12,773

FORM 10-K :  47

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Total Shareholders’ Equity

December 31,
(in millions)	2004	2003	2002	2001	2000

Total Shareholders’ Equity, as Previously Announced or Reported	$82,871	$71,253	$59,103	$52,150	$47,439
Adjustments:
Risk Transfer:
Union Excess	(951)	(873)	(1,033)	(1,213)	(1,340)
Loss Reserves	(572)	(375)	(153)	(381)	(292)
“Top Level” Adjustments and Other Directed Entries (other than loss reserves)	(206)	(401)	(454)	(342)	(105)
Asset Realization:
Domestic Brokerage Group (DBG) Issues	(290)	(324)	(470)	(484)	(497)
Other GAAP Corrections:
Accounting for Derivatives (FAS 133 Hedge Accounting)	1,018	792	1,561	581	577
Accounting for Deferred Taxes	889	761	490	324	166
Life Settlements	(396)	(270)	(129)	(22)	–
Affordable Housing	(322)	(297)	(269)	(241)	(195)
Fourth Quarter 2004 Changes in Estimates Effect on Statement of Income	(1,187)	–	–	–	–
All Other — Net	(247)	(236)	159	156	271

Total Adjustments	(2,264)	(1,223)	(298)	(1,622)	(1,415)

Total Shareholders’ Equity, as Adjusted or Restated	$80,607	$70,030	$58,805	$50,528	$46,024

Accumulated Other Comprehensive Income (Loss)

December 31,
(in millions)	2004	2003	2002	2001	2000

Accumulated Other Comprehensive Income (Loss), as Previously Announced or Reported	$6,373	$4,244	$691	$(1,724)	$(2,440)
Adjustments:
Other GAAP Corrections:
Accounting for Derivatives (FAS 133 Hedge Accounting)	1,412	1,439	1,424	121	(134)
Accounting for Deferred Taxes	938	805	511	324	166
Foreign Currency Translation (FAS 52)	305	408	451	387	355
All Other – Net	565	348	549	953	465

Total Adjustments	3,220	3,000	2,935	1,785	852

Accumulated Other Comprehensive Income (Loss), as Adjusted or Restated	$9,593	$7,244	$3,626	$61	$(1,588)

48 : FORM 10-K

American International Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF INCOME ACCOUNTS

Net Income

Years Ended December 31,
(in millions)	2004	2003	2002	2001	2000

Net Income, as Previously Announced or Reported	$11,048	$9,274	$5,519	$5,363	$6,639
Adjustments:
Risk Transfer:
Union Excess	(78)	160	180	127	(368)
Loss Reserves	(196)	(222)	228	(89)	(145)
Net Investment Income:
Covered Calls	59	(40)	35	(59)	–
Hedge Fund Accounting	2	19	120	(133)	(122)
Muni Tender Option Bond Program	60	(57)	(2)	(119)	14
“Top Level” Adjustments and Other Directed Entries (other than loss reserves)	213	26	(112)	(241)	(112)
Conversion of Underwriting Losses to Capital Losses	79	20	(65)	66	(133)
Asset Realization:
Other Than Temporary Declines	2	301	200	(136)	(132)
Other GAAP Corrections:
Accounting for Derivatives (FAS 133 Hedge Accounting)	252	(783)	(323)	(252)	822
Accounting for Deferred Taxes	(5)	(23)	(22)	–	–
Foreign Currency Translation (FAS 52)	(124)	(193)	(53)	75	119
Life Settlements	(129)	(136)	(107)	(22)	–
SICO Deferred Compensation	(56)	(275)	173	(45)	(293)
Fourth Quarter 2004 Changes in Estimates	(1,187)	–	–	–	–
All Other — Net	(209)	(62)	95	(363)	(148)

Total Adjustments	(1,317)	(1,265)	347	(1,191)	(498)

Net Income, as Adjusted or Restated	$9,731	$8,009	$5,866	$4,172	$6,141

Premiums and Other Considerations

Years Ended December 31,
(in millions)	2004	2003	2002	2001	2000

Premiums and Other Considerations, as Previously Announced or Reported	$67,852	$55,226	$45,135	$39,194	$35,298
Adjustments:
Risk Transfer:
Union Excess	386	439	673	726	251
Gen Re	245	–	–	(258)	(250)
Other Risk Transfer	(287)	33	(856)	(924)	(815)
“Top Level” Adjustments and Other Directed Entries (other than loss reserves)	130	250	(199)	(272)	(184)
Other GAAP Corrections:
Life Settlements	(915)	(809)	(603)	(147)	–
Commutations	(370)	(405)	(79)	4	(312)
All Other – Net	(448)	146	188	209	39

Total Adjustments	(1,259)	(346)	(876)	(662)	(1,271)

Premiums and Other Considerations, as Adjusted or Restated	$66,593	$54,880	$44,259	$38,532	$34,027

FORM 10-K :  49

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Net Investment Income

Years Ended December 31,
(in millions)	2004	2003	2002	2001	2000

Net Investment Income, as Previously Announced or Reported	$19,127	$16,596	$14,714	$13,698	$12,831
Adjustments:
Risk Transfer:
Union Excess	259	304	233	179	140
Net Investment Income:
Covered Calls	35	(179)	(7)	(146)	–
Synthetic Fuel Investment	(203)	(238)	(259)	(31)	–
Hedge Fund Accounting	11	29	159	(177)	(101)
Muni Tender Option Bond Program	65	60	44	11	–
DBG/AIG Capital Corporation Intercompany Dividend	(100)	(100)	–	–	–
“Top Level” Adjustments and Other Directed Entries (other than loss reserves)	(384)	(783)	(733)	(514)	(155)
Other GAAP Corrections:
Life Settlements	(134)	(143)	(114)	(20)	–
All Other — Net	(242)	(78)	(316)	15	8

Total Adjustments	(693)	(1,128)	(993)	(683)	(108)

Net Investment Income, as Adjusted or Restated	$18,434	$15,468	$13,721	$13,015	$12,723

Realized Capital Gains (Losses)

Years Ended December 31,
(in millions)	2004	2003	2002	2001	2000

Realized Capital Gains (Losses), as Previously Announced or Reported	$(92)	$(1,433)	$(2,441)	$(836)	$(314)
Adjustments:
Risk Transfer:
Union Excess	(48)	(17)	105	39	61
Net Investment Income:
Covered Calls	57	118	61	55	–
Muni Tender Option Bond Program	27	(148)	(47)	(194)	22
“Top Level” Adjustments and Other Directed Entries (other than loss reserves)	108	559	374	223	126
Conversion of Underwriting Losses to Capital Losses	116	19	48	66	58
Asset Realization:
Other Than Temporary Declines	4	463	307	(209)	(202)
Other GAAP Corrections:
Accounting for Derivatives (FAS 133 Hedge Accounting)	(109)	104	(14)	(36)	–
Foreign Currency Translation (FAS 52)	(127)	(193)	(52)	44	–
Dollar Roll Transactions	16	(98)	157	(46)	26
All Other — Net	24	6	204	(25)	(16)

Total Adjustments	68	813	1,143	(83)	75

Realized Capital Gains (Losses), as Adjusted or Restated	$(24)	$(620)	$(1,298)	$(919)	$(239)

50 : FORM 10-K

American International Group, Inc. and Subsidiaries

Other Revenues

Years Ended December 31,
(in millions)	2004	2003	2002	2001	2000

Other Revenues, as Previously Announced or Reported	$11,728	$10,914	$10,074	$9,710	$8,523
Adjustments:
Net Investment Income:
Synthetic Fuel Investment	(143)	(200)	(165)	(212)	(79)
Hedge Fund Accounting	(9)	–	26	(27)	(87)
“Top Level” Adjustments and Other Directed Entries (other than loss reserves)	267	89	92	70	80
Other GAAP Corrections:
Accounting for Derivatives (FAS 133 Hedge Accounting)	524	(1,357)	(503)	(370)	1,265
SunAmerica Partnerships	661	323	243	475	764
All Other — Net	(44)	(51)	11	(104)	(126)

Total Adjustments	1,256	(1,196)	(296)	(168)	1,817

Other Revenues, as Adjusted or Restated	$12,984	$9,718	$9,778	$9,542	$10,340

Incurred Policy Losses and Benefits

Years Ended December 31,
(in millions)	2004	2003	2002	2001	2000

Incurred Policy Losses and Benefits, as Previously Announced or Reported	$57,697	$46,390	$41,402	$34,864	$30,776
Adjustments:
Risk Transfer:
Union Excess	671	433	683	638	955
Gen Re	250	–	–	(258)	(250)
Other Risk Transfer	(159)	53	(862)	(561)	(739)
Loss Reserves	302	342	(351)	137	223
“Top Level” Adjustments and Other Directed Entries (other than loss reserves)	57	195	(337)	(417)	(97)
Other GAAP Corrections:
Life Settlements	(850)	(743)	(552)	(134)	–
Deferred Acquisition Costs (DAC)	(265)	(231)	(188)	(133)	(134)
Commutations	(370)	(405)	(79)	4	(312)
Fourth Quarter 2004 Changes in Accounting Estimates:
Increase in asbestos and environmental loss and loss adjustment expense reserves	850	–	–	–	–
Accrual for salvage and subrogation recoveries	232	–	–	–	–
All Other — Net	(102)	111	271	109	187

Total Adjustments	616	(245)	(1,415)	(615)	(167)

Incurred Policy Losses and Benefits, as Adjusted or Restated	$58,313	$46,145	$39,987	$34,249	$30,609

FORM 10-K :  51

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Insurance Acquisition and Other Operating Expenses

Years Ended December 31,
(in millions)	2004	2003	2002	2001	2000

Insurance Acquisition and Other Operating Expenses, as Previously Announced or Reported	$23,668	$21,005	$17,938	$16,746	$15,224
Adjustments:
Risk Transfer:
Union Excess	48	48	52	111	63
Other Risk Transfer	(112)	(62)	(35)	(242)	(65)
Net Investment Income:
DBG/AIG Capital Corporation Intercompany Dividend	(100)	(100)	–	–	–
“Top Level” Adjustments and Other Directed Entries (other than loss reserves)	(229)	(115)	47	272	95
Asset Realization:
Domestic Brokerage Group (DBG) Issues	(52)	(224)	(23)	(22)	(27)
Other GAAP Corrections:
Deferred Acquisition Costs (DAC)	321	287	285	450	310
SICO Deferred Compensation	56	275	(173)	45	293
SunAmerica Partnerships	661	353	247	475	764
All Other — Net	463	179	153	155	95

Total Adjustments	1,056	641	553	1,244	1,528

Insurance Acquisition and Other Operating Expenses, as Adjusted or Restated	$24,724	$21,646	$18,491	$17,990	$16,752

Income Taxes (Current and Deferred)

Years Ended December 31,
(in millions)	2004	2003	2002	2001	2000

Income Taxes (Current and Deferred), as Previously Announced or Reported	$5,473	$4,264	$2,328	$2,339	$2,971
Adjustments:
Net Investment Income:
Synthetic Fuel Investment	(346)	(438)	(424)	(243)	(79)
All Other — Net	(507)	(423)	52	(591)	(53)

Total Adjustments	(853)	(861)	(372)	(834)	(132)

Income Taxes (Current and Deferred), as Adjusted or Restated	$4,620	$3,403	$1,956	$1,505	$2,839

52 : FORM 10-K

American International Group, Inc. and Subsidiaries

Overview of Operations and Business Results

In 2003 and prior years, AIG’s operations were conducted by its subsidiaries principally through four operating segments: General Insurance, Life Insurance, Financial Services and Retirement Services & Asset Management. Beginning with the first quarter of 2004, AIG reports Retirement Services results in the same segment as Life Insurance, reflecting the convergence of protective financial and retirement products and AIG’s current management of these operations. All financial information herein gives effect to the restatement and adjustments for changes in estimates described in “Restatement of Previously Issued Financial Statements” and “Fourth Quarter 2004 Changes in Estimates” herein. Information for years prior to 2004 included herein has been reclassified to show AIG’s results of operations and financial position on a comparable basis with the 2004 presentation.

     Through these segments, AIG provides insurance and investment products and services to both businesses and individuals in more than 130 countries and jurisdictions. This geographic, product and service diversification is one of AIG’s major strengths and sets it apart from its competitors. The importance of this diversification was especially evident in 2004, when record catastrophe losses in certain insurance operations were more than offset by profitability in those operations as well as in other segments and product lines. Although regional economic downturns or political upheaval could negatively affect parts of AIG’s operations, AIG believes that its diversification makes it unlikely that regional difficulties would have a material effect on its operating results, financial condition or liquidity.

     AIG’s subsidiaries serve commercial, institutional and individual customers through an extensive property-casualty and life insurance and retirement services network. In the United States, AIG companies are the largest underwriters of commercial and industrial insurance and one of the largest life insurance and retirement services operations as well. AIG’s Financial Services businesses include commercial aircraft and equipment leasing, capital markets operations and consumer finance, both in the United States and abroad. AIG also provides asset management services and offers guaranteed investment contracts (GICs) to institutions and individuals.

     AIG’s 2004 operating performance reflects implementation of various long-term strategies and defined goals in its various operating segments.

     A primary goal of AIG in managing its General Insurance operations is to achieve an underwriting profit. To achieve this goal, AIG is disciplined in its risk selection and premiums must be adequate and terms and conditions appropriate to cover the risk accepted. AIG believes in strict control of expenses.

     Another central focus of AIG operations in current years is the development and expansion of new distribution channels. In 2004, AIG expanded its distribution channels in many Asian countries, which now include banks, credit card companies and television-media home shopping. In late 2003, AIG entered into an agreement with PICC Property and Casualty Company, Limited (PICC), which will enable the marketing of accident and health products throughout China through PICC’s branch networks and agency system. AIG participates in the underwriting results through a reinsurance agreement and also holds a 9.9 percent ownership interest in PICC. Other examples of new distribution channels used both domestically and overseas include banks, affinity groups, direct response and e-commerce.

     AIG patiently builds relationships in markets around the world where it sees long-term growth opportunities. For example, the fact that AIG has the only wholly-owned foreign life insurance operations in eight cities in China is the result of relationships developed over nearly 30 years. AIG’s more recent extensions of operations into India, Vietnam, Russia and other emerging markets reflect the same growth strategy. Moreover, AIG believes in investing in the economies and infrastructures of these countries and growing with them. When AIG companies enter a new jurisdiction, they typically offer both basic protection and savings products. As the economies evolve, AIG’s products evolve with them, to more complex and investment-oriented models.

     Growth for AIG may be generated both internally and through acquisitions which both fulfill strategic goals and offer adequate return on investment. In recent years, the acquisitions of AIG Star Life and AIG Edison Life have broadened AIG’s penetration of the Japanese market through new distribution channels and will result in operating efficiencies as they are integrated into AIG’s previously existing companies operating in Japan.

     AIG provides leadership on issues of concern to the global and local economies as well as the insurance and financial services industries. In recent years, efforts to reform the tort system and class action litigation procedures, legislation to deal with the asbestos problem and the renewal of the Terrorism Risk Insurance Act have been key issues, while in prior years trade legislation and Superfund had been issues of concern.

FORM 10-K :  53

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following table summarizes AIG’s revenues, income before income taxes, minority interest and cumulative effect of accounting changes and net income for the twelve months ended December 31, 2004, 2003 and 2002:

Years Ended December 31,		2003	2002
(in millions)	2004	(Restated)	(Restated)

Total revenues	$97,987	$79,446	$66,460

Income before income taxes, minority interest and cumulative effect of accounting changes	14,950	11,655	7,982

Net income	$9,731	$8,009	$5,866

Consolidated Results

The 23.3 percent growth in revenues in 2004 was primarily attributable to the growth in net premiums earned from global General Insurance operations as well as growth in both General Insurance and Life Insurance & Retirement Services net investment income and Life Insurance & Retirement Services GAAP premiums. An additional factor was the decline in aggregate realized capital losses in 2004 compared to 2003.

     The decline in realized capital losses in 2004 reflects an improved economy, stronger corporate balance sheets and a significantly lower level of impairment loss provisions. The realized capital losses in 2003 reflect primarily impairment loss provisions. Upon the ultimate disposition of these holdings, a portion of these losses may be recovered depending on future market conditions.

     AIG’s income before income taxes, minority interest and cumulative effect of accounting changes increased 28.3 percent in 2004 when compared to 2003. Life Insurance & Retirement Services, Financial Services and Asset Management operating income gains, together with the decrease in realized capital losses, generated the increase over 2003 in both pretax income and net income.

The following table summarizes the net effect of catastrophe losses for December 31, 2004, 2003 and 2002.

(in millions)	2004		2003	2002

Pretax	$1,155	*	$83	$61

Net of tax and minority interest	729		53	36

*	Includes $96 million in catastrophe losses from partially owned companies.

The following table summarizes the operations of each principal segment for the twelve months ended December 31, 2004, 2003 and 2002. See also Note 3 of Notes to Financial Statements.

			2003	2002
(in millions)	2004		(Restated)	(Restated)

Revenues(a):
General Insurance(b)	$41,897		$33,852	$25,627
Life Insurance & Retirement Services(c)	43,386		36,253	31,564
Financial Services(d)	7,982		6,341	6,604
Asset Management(e)	4,692		3,643	3,485
Other	30		(643)	(820)

Total	$97,987		$79,446	$66,460

Operating Income(a)(f)(g):
General Insurance	$3,237	(h)	$4,539	$1,038 (i)
Life Insurance & Retirement Services	7,924		6,353	5,183
Financial Services	2,613		1,234	1,870
Asset Management	1,790		1,078	1,006
Other(j)	(614)		(1,549)	(1,115)

Total	$14,950		$11,655	$7,982

(a)	Revenues and operating income reflect the adjustments necessary pursuant to FAS 133. See Restatement of Previously Issued Financial Statements – Accounting for Derivatives (FAS 133 Hedge Accounting).
(b)	Represents the sum of General Insurance net premiums earned, net investment income and realized capital gains (losses).

(c)	Represents the sum of Life Insurance & Retirement Services GAAP premiums, net investment income and realized capital gains (losses).

(d)	Represents interest, lease and finance charges.

(e)	Represents management and advisory fees, and net investment income with respect to GICs.
(f)	Represents income before income taxes, minority interest, and cumulative effect of accounting changes.

(g)	Catastrophe losses were $1.16 billion, $83 million and $61 million in 2004, 2003 and 2002, respectively.

(h)	Includes $850 million charge reflecting the change in estimates for asbestos and environmental reserves and $232 million charge reflecting change in estimate for salvage and subrogation recoveries in 2004.

(i)	Includes loss reserve charge of $2.1 billion.
(j)	Represents other income (deductions)-net and other realized capital gains (losses).

General Insurance

AIG’s General Insurance operations provide property and casualty products and services throughout the world. General Insurance operating income includes catastrophe losses of $1.05 billion, $83 million and $61 million in 2004, 2003 and 2002, respectively. In addition, General Insurance operations generated realized capital gains of $220 million in 2004 compared to realized capital losses of $62 million in 2003. General Insurance operating income in 2003 was substantially higher than 2002 due to the $2.1 billion reserve charge in 2002.

54 : FORM 10-K

American International Group, Inc. and Subsidiaries

Life Insurance & Retirement Services

AIG’s Life Insurance & Retirement Services operations provide insurance, financial and investment products throughout the world. Foreign operations provide over 60 percent of AIG’s Life Insurance & Retirement Services operating income.

     Life Insurance & Retirement Services operating income increased by 24.7 percent in 2004. This increase resulted from growth in each of AIG’s principal Life Insurance & Retirement Services businesses, and the capital gains realized in 2004 rather than the capital losses realized in 2003. Life Insurance & Retirement Services operating income also grew in 2003 relative to 2002 by 22.6 percent.

Financial Services

AIG’s Financial Services subsidiaries engage in diversified financial products and services including aircraft leasing, capital market transactions, consumer finance and insurance premium financing.

     Financial Services operating income increased in 2004 compared to 2003 primarily due to the fluctuation in earnings resulting from derivative activities that did not quality for hedge accounting under FAS 133. Offsetting this increase is the reduced income from Capital Markets operations and the effect of ILFC’s disposition of approximately $2 billion in aircraft through securitizations in the third quarter of 2003 and first quarter of 2004. Fluctuations in revenues and operating income from quarter to quarter are not unusual because of the transaction-oriented nature of Capital Markets operations and the effect of the FAS 133 adjustments. The charge relating to the PNC settlement, see Item 3. Legal Proceedings, also had a significant negative effect on results. Consumer Finance operations increased revenues and operating income, both domestically and internationally.

Asset Management

AIG’s Asset Management operations include institutional and retail asset management and broker dealer services and spread-based investment business from the sale of GICs. These products and services are offered to individuals and institutions, both domestically and overseas.

     Asset Management operating income increased 66.0 percent in 2004 when compared to 2003 as a result of the upturn in worldwide financial markets and a strong global product portfolio; operating income also increased in 2003 when compared to 2002.

Capital Resources

At December 31, 2004, AIG had total consolidated shareholders’ equity of $80.61 billion and total borrowings of $95.26 billion. At that date, $85.28 billion of such borrowings were either not guaranteed by AIG or were matched borrowings under obligations of guaranteed investment agreements (GIAs) or matched notes and bonds payable.

     During 2004, AIG repurchased in the open market 16,299,300 shares of its common stock.

Liquidity

At December 31, 2004, AIG’s consolidated invested assets included $18.11 billion in cash and short-term investments. Consolidated net cash provided from operating activities in 2004 amounted to $35.58 billion. AIG believes that its liquid assets, cash provided by operations and access to short term funding through commercial paper and bank credit facilities will enable it to meet any anticipated cash requirements.

Outlook

From March through May of 2005, the major rating agencies downgraded AIG’s ratings in a series of actions. S&P lowered the long-term senior debt and counterparty ratings of AIG from ‘AAA’ to ‘AA+’ and placed the ratings on Credit Watch Negative. Moody’s lowered AIG’s long-term senior debt rating from ‘Aaa’ to ‘Aa2’ and placed the ratings on review for possible downgrade. Fitch downgraded the long-term senior debt ratings of AIG from ‘AAA’ to ‘AA’ and placed the ratings on Ratings Watch Negative.

     The agencies also took rating actions on AIG’s insurance subsidiaries. S&P and Fitch lowered to ‘AA+’ the insurance financial strength ratings of most of AIG’s insurance companies. Moody’s lowered the insurance financial strength ratings generally to either ‘Aa1’ or ‘Aa2’. A.M. Best downgraded the financial strength ratings for most of AIG’s insurance subsidiaries from ‘A++’ to ‘A+’ and the issuer credit ratings from ‘aa+’ to ‘aa-’. The insurance companies’ ratings remain on a negative watch.

     In addition, S&P placed ILFC’s ‘AA-’ long-term senior debt rating and ‘A-1+’ short-term rating on Credit Watch Negative. Moody’s affirmed ILFC’s long-term and short-term senior debt ratings (‘A1’/‘P-1’). Fitch downgraded ILFC’s long-term senior debt rating from ‘AA-’ to ‘A+’ and placed the rating on Rating Watch Negative and downgraded ILFC’s short-term debt rating from ‘F1+’ to ‘F1’. Fitch also placed the ‘A+’ long-term senior debt ratings of American General Finance Corporation and American General Finance, Inc. on Rating Watch Negative. S&P and Moody’s affirmed the long-term and short-term senior debt ratings of American General Finance Corporation at ‘A+’/‘A-1’ and ‘A1’/‘P-1’, respectively.

     These debt and financial strength ratings are current opinions of the rating agencies. As such, they may be changed,

FORM 10-K :  55

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

suspended or withdrawn at any time by the rating agencies as a result of changes in, or unavailability of, information or based on other circumstances. Ratings may also be withdrawn at AIG management’s request. This discussion of ratings is not a complete list of ratings of AIG and its subsidiaries. For a discussion of the effect of these ratings downgrades on AIG’s businesses, see “Certain Factors Affecting AIG’s Business — AIG’s Credit Ratings” in Item 1. Business.

     Despite industry price erosion in some classes of general insurance, AIG expects to continue to identify profitable opportunities and build attractive new General Insurance businesses as a result of AIG’s broad product line and extensive distribution networks. AIG expects total General Insurance premiums to increase for 2005 and expects cash flow for investments to remain strong. Thus, General Insurance net investment income is expected to rise in future quarters even in a continued low interest rate environment.

     In China, AIG has wholly-owned life insurance operations in eight cities. These operations should benefit from China’s rapid rate of economic growth and growing middle class, a segment that is a prime market for life insurance. AIG believes that it may also have opportunities in the future to grow by entering the group insurance business. However, in March 2005 it withdrew its application to serve the group insurance market until certain regulatory issues are resolved. Among the regulatory issues to be addressed is the response to AIG’s acknowledgment that certain of its Hong Kong based agents sold life insurance to customers on the Chinese mainland in contravention of applicable regulations.

     AIG Edison Life, acquired in August 2003, adds to the current agency force in Japan, and provides alternative distribution channels including banks, financial advisers, and corporate and government employee relationships. AIG Edison Life’s integration into AIG’s existing Japanese operations will provide future operating efficiencies. In January 2005, AIG Star Life entered into an agreement with the Bank of Tokyo Mitsubishi, one of Japan’s largest banks, to market a multi-currency fixed annuity. Through ALICO, AIG Star Life and AIG Edison, AIG has developed a leadership position in the distribution of annuities through banks. AIG is also a leader in the direct marketing of insurance products through sponsors and in the broad market. AIG also expects continued growth in India, Korea and Vietnam.

     Domestically, AIG anticipates continued operating growth in 2005 as distribution channels are expanded and new products are introduced. The home service operation has not met business objectives, although its cash flow has been strong, and domestic group life/health was also weak in 2004. AIG expects restructuring efforts in these businesses to show positive results by early 2006. AIG American General’s current ratings remain equal to or higher than many of its principal competitors. In addition, recent events have caused independent producers and distributors of AIG American General’s products to be more cautious in placing business with AIG. Therefore, AIG is unable to predict the effect of these issues on AIG’s business, including any increase in associated surrender or replacement activity.

     In the airline industry, changes in market conditions are not immediately apparent in operating results. Lease rates have firmed considerably, as a result of strong demand spurred by the recovering global commercial aviation market, especially in Asia. Sales have begun to increase, and AIG expects an increasing level of interest from a variety of purchasers. Therefore, AIG believes that the improvements in that market which commenced in 2003 will be gradually reflected in ILFC’s results in 2005. In the Capital Markets operations, the integration of AIG Trading Group Inc. and its subsidiaries into the operations of AIG Financial Products Corp. and its subsidiaries created operating efficiencies that will continue to be realized and product synergies that should enhance 2005 results, although quarter to quarter variations are to be expected in this transaction-oriented business. AIG also expects increased contributions to Financial Services revenues and income from its consumer finance operations both domestically and overseas. However, the downgrades of AIG’s credit ratings may adversely affect funding costs for AIG and its subsidiaries and AIGFP’s ability to engage in derivative transactions and certain structured products. See “Certain Factors Affecting AIG’s Business – AIG’s Credit Ratings” in Item 1. Business.

     GICs, which are sold domestically and abroad to both institutions and individuals, are written on an opportunistic basis when market conditions are favorable. AIG expects to launch a matched investment program utilizing issuances of AIG debt securities, which will become AIG’s principal spread-based investment activity. However, in light of recent developments, the timing of the launch of this program is uncertain. Because AIG’s credit spreads in the capital markets have widened following the ratings declines, there may be a reduction in the earnings on new business in AIG’s spread based funding businesses.

     AIG has many promising growth initiatives underway around the world in its insurance and other operations. Cooperative agreements such as those with PICC and various banks in the U.S., Japan and Korea are expected to expand distribution networks for AIG’s products and provide models for future growth.

     For a description of “Certain Factors Affecting AIG’s Business” see Item 1. Business.

56 : FORM 10-K

American International Group, Inc. and Subsidiaries

Critical Accounting Estimates

AIG considers its most critical accounting estimates those with respect to reserves for losses and loss expenses, future policy benefits for life and accident and health contracts, deferred policy acquisition costs, estimated gross profits for investment-oriented products, fair value determinations for certain Capital Markets assets and liabilities and other than temporary declines in value — investments. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. To the extent actual experience differs from the assumptions used, AIG’s results of operations would be directly affected.

     Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, AIG’s critical accounting estimates are discussed in detail. The major categories for which assumptions are developed and used to establish each critical accounting estimate are highlighted below.

Reserves for Losses and Loss Expenses (General Insurance):

•	Loss trend factors: used to establish expected loss ratios for subsequent accident years based on premium rate adequacy and the projected loss ratio with respect to prior accident years.
•	Expected loss ratios for the latest accident year: in this case, accident year 2004 for the year end 2004 loss reserve analysis. For low-frequency, high-severity classes such as excess casualty and directors and officers liability (D&O), expected loss ratios generally are utilized for at least the three most recent accident years.
•	Loss development factors: used to project the reported losses for each accident year to an ultimate amount.

Future Policy Benefits for Life and Accident and Health Contracts (Life Insurance & Retirement Services):

•	Interest rates: which vary by geographical region, year of issuance and products.
•	Mortality, morbidity and surrender rates: based upon actual experience by geographical region modified to allow for variation in policy form.

Deferred Policy Acquisition Costs (General Insurance):

•	Recoverability and eligibility based upon the current terms and profitability of the underlying insurance contracts.

Estimated Gross Profits (Life Insurance & Retirement Services):

•	Estimated gross profits to be realized over the estimated duration of the contracts (investment-oriented products) affects the carrying value of deferred policy acquisition costs under FAS 97. Estimated gross profits include investment income and gains and losses on investments less required interest, actual mortality and other expenses.

Fair Value Determinations of Certain Assets and Liabilities (Financial Services — Capital Markets):

•	Valuation models: utilizing factors, such as market liquidity and current interest, foreign exchange and volatility rates.
•	AIG attempts to secure reliable and independent current market price data, such as published exchange rates from external subscription services such as Bloomberg or Reuters or third-party broker quotes for use in this model. When such prices are not available, AIG uses an internal methodology, which includes interpolation from verifiable prices from trades occurring on dates nearest to the dates of the transactions.

Other Than Temporary Declines in Value — Investments:

Securities are considered a candidate for impairment based upon the following criteria:

•	Trading at a significant (25 percent or more) discount to par, amortized cost (if lower) or cost for an extended period of time (nine months or longer).

•	The occurrence of a discrete credit event resulting in the debtor default, seeking bankruptcy or insolvency protection or voluntary reorganization.

•	The possibility of non-realization of a full recovery on its investment, irrespective of the occurrence of one of the foregoing events.

Operating Review

General Insurance Operations

AIG’s General Insurance subsidiaries are multiple line companies writing substantially all lines of property and casualty insurance both domestically and abroad. See “General Insurance Operations” in Item 1. Business for more information relating to General Insurance subsidiaries.

     As previously noted, AIG believes it should present and discuss its financial information in a manner most meaningful to its investors. Accordingly, in its General Insurance business, AIG uses certain non-GAAP measures, where AIG has determined these measurements to be useful and meaningful.

     A critical discipline of a successful general insurance business is the objective to produce operating income from underwriting exclusive of investment-related income. When underwriting is not profitable, premiums are inadequate to pay for insured losses and underwriting related expenses. In these situations, the addition of general insurance related investment income and realized capital gains may, however,

FORM 10-K :  57

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

enable a general insurance business to produce operating income. For these reasons, AIG views underwriting profit to be critical in the overall evaluation of performance. Although in and of itself not a GAAP measurement, AIG believes that underwriting profit is a useful and meaningful disclosure. See also the discussion under “Liquidity” herein.

     Underwriting profit is measured in two ways: statutory underwriting profit and Generally Accepted Accounting Principles (GAAP) underwriting profit.

     Statutory underwriting profit is derived by reducing net premiums earned by net losses and loss expenses incurred and net expenses incurred. Statutory accounting generally requires immediate expense recognition and ignores the matching of revenues and expenses as required by GAAP. That is, for statutory purposes, expenses are recognized immediately, not over the same period that the revenues are earned.

     A basic premise of GAAP accounting is the recognition of expenses at the same time revenues are earned, the accounting principle of matching. Therefore, to convert underwriting results to a GAAP basis, acquisition expenses are deferred (deferred policy acquisition costs (DAC)) and amortized over the period the related net premiums written are earned. Accordingly, the statutory underwriting profit has been adjusted as a result of acquisition expenses being deferred as required by GAAP. DAC is reviewed for recoverability, and such review requires management judgment. See also “Critical Accounting Estimates” herein and Notes 1, 2 and 4 of Notes to Financial Statements.

     AIG, along with most General Insurance companies, uses the loss ratio, the expense ratio and the combined ratio as measures of underwriting performance. The loss ratio is the sum of losses and loss expenses incurred divided by net premiums earned. The expense ratio is statutory underwriting expenses divided by net premiums written. The combined ratio is the sum of the loss ratio and the expense ratio. These ratios are relative measurements that describe, for every $100 of net premiums earned or written, the cost of losses and statutory expenses, respectively. The combined ratio presents the total cost per $100 of premium production. A combined ratio below 100 demonstrates underwriting profit; a combined ratio above 100 demonstrates underwriting loss.

     Net premiums written are initially deferred and earned based upon the terms of the underlying policies. The net unearned premium reserve constitutes deferred revenues which are generally earned ratably over the policy period. Thus, the net unearned premium reserve is not fully recognized in income as net premiums earned until the end of the policy period.

     The underwriting environment varies from country to country, as does the degree of litigation activity. Regulation, product type and competition have a direct effect on pricing and consequently on profitability as reflected in underwriting profit and statutory general insurance ratios.

58 : FORM 10-K

American International Group, Inc. and Subsidiaries

General Insurance operating income is comprised of underwriting profit (loss), net investment income and realized capital gains and losses. These components, as well as net premiums written, net premiums earned and statutory ratios for 2004, 2003 and 2002 were as follows:

			2003	2002
(in millions, except ratios)	2004		(Restated)	(Restated)

Net premiums written:
Domestic General
DBG	$22,504		$19,563	$14,474
Transatlantic	3,749		3,341	2,500
Personal Lines	4,354		3,732	3,060
Mortgage Guaranty	607		531	508
Foreign General	9,393		7,855	6,168

Total	$40,607		$35,022	$26,710

Net premiums earned:
Domestic General
DBG	$21,202		$16,794	$12,333
Transatlantic	3,661		3,171	2,370
Personal Lines	4,291		3,678	2,791
Mortgage Guaranty	539		496	502
Foreign General	8,818		7,248	5,576

Total	$38,511		$31,387	$23,572

Underwriting profit (loss)(a):
Domestic General
DBG	$(1,192	)(b)	$504	$(1,556	)(c)
Transatlantic	(47)		109	(57	)(c)
Personal Lines	109		162	(148	)(d)
Mortgage Guaranty	278		264	247
Foreign General(e)	703	(f)	1,035	497

Total	$(149)		$2,074	$(1,017)

Net investment income:
Domestic General
DBG	$1,927		$1,387	$1,452
Transatlantic	307		271	252
Personal Lines	193		158	184
Mortgage Guaranty	120		142	139
Intercompany adjustments and eliminations – net	—		7	23
Foreign General	619		562	373

Total	$3,166		$2,527	$2,423

Realized capital gains (losses)	220		(62)	(368)

Operating income(a)	$3,237	(b)	$4,539	$1,038	(c)

Domestic General:
Loss ratio	83.83		78.42	90.06
Expense ratio	18.94		16.91	18.98

Combined ratio	102.77		95.33	109.04

Foreign General:
Loss ratio	61.70		55.59	60.83
Expense ratio(e)	29.08		27.70	30.03

Combined ratio(e)	90.78		83.29	90.86

Consolidated:
Loss ratio(g)	78.76		73.14	83.15
Expense ratio	21.29		19.33	21.53

Combined ratio	100.05		92.47	104.68

(a)	Catastrophe losses for 2004 by reporting unit were: DBG $582 million, Personal Lines $25 million, Transatlantic $215 million and Foreign General $232 million. Catastrophe losses for 2003 by reporting unit were: DBG $48 million, Personal Lines $5 million, Transatlantic $4 million and Foreign General $26 million. Catastrophe losses in 2002 by reporting unit were: DBG $20 million and Foreign General $41 million.
(b)	Includes fourth quarter charge of $700 million attributable to the change in estimate for asbestos and environmental reserves.
(c)	Includes loss reserve charge of $2.1 billion in the aggregate.
(d)	Includes 21st Century’s loss adjustment expense pretax provision of $43 million for SB1899 Northridge earthquake claims.
(e)	Includes the results of wholly owned AIU agencies.

(f)	Includes fourth quarter charge of $150 million attributable to the change in estimate for asbestos and environmental reserves.

(g)	The effect of the asbestos and environmental charge on the loss ratio was an increase of 2.21 in 2004. The effect of catastrophe losses on the loss ratio was an increase of 2.74 in 2004 and 0.26 in both 2003 and 2002. The effect of the loss reserve charge on the loss ratio was an increase of an additional 8.91 in 2002.

General Insurance Results

General Insurance operating income in 2004 showed positive results, even after accounting for catastrophe losses and the charge for asbestos and environmental exposures. Net investment income and the capital gains realized in 2004 rather than the capital losses realized in 2003 and 2002 also benefitted General Insurance results.

     Like most AIG units, DBG benefited in 2004 from the flight to quality, a strong profit center focus and growing distribution channels. Overall, DBG’s net premiums written increased in 2004 and 2003. Domestic property-casualty rates are generally satisfactory at this time, although in some classes of business, including property, D&O and energy, rates should be firmer. The underwriting loss in 2004 resulted from the fourth quarter charge attributable to the change in estimate for asbestos and environmental reserves and catastrophe losses. Lexington, the largest excess and surplus lines carrier and a major underwriter of property insurance, was also significantly affected by catastrophe losses.

     Transatlantic’s net premiums written and net premiums earned increased as a result of growth in its international business. However, Transatlantic’s results were substantially affected by record catastrophes in the U.S. and around the world.

     Net premiums written in personal lines operations for 2004 and 2003 include $359 million and $159 million, respectively, from the domestic insurance operations of GE that were acquired in August 2003. The increase in net premiums written apart from this acquisition resulted from increased marketing efforts as well as rate increases in several states. The underwriting profit in 2003 resulted from premium rate increases and growth in net premiums written and earned. Underwriting profits are expected to continue to improve in 2005 as a result of continued marketing efforts and loss cost stabilization.

FORM 10-K :  59

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Net premiums written by Mortgage Guaranty operations increased 14.2 percent in 2004 over 2003. UGC achieved record premiums in 2004, excellent underwriting results that are substantially better than the overall mortgage guaranty insurance industry, and continued expansion of its international operations.

     Foreign General Insurance had excellent results in 2004, achieving a combined ratio of 90.78 even after sustaining $232 million in catastrophe losses. Growth in net premiums written was due to premium rate increases as well as new business and new distribution channels. Every major region of the worldwide network contributed to this performance. The Far East region had good results despite several typhoon losses. In Japan, corporate and personal accident business expanded. Commercial lines in Europe continue to exhibit strong growth, as did personal lines operations in Brazil and Latin America. Additionally, AIG’s joint venture in India has expanded its commercial lines leadership among the private sector companies.

AIG transacts business in most major foreign currencies. The following table summarizes the effect of changes in foreign currency exchange rates on the growth of General Insurance net premiums written.

2004

Growth in original currency	13.8%
Foreign exchange effect	2.1
Growth as reported in U.S. dollars	15.9%

     AIG’s General Insurance results reflect the net effect on incurred losses from catastrophes of $1.05 billion, $83 million and $61 million in 2004, 2003 and 2002, respectively. The effect on losses caused by catastrophes can fluctuate widely from year to year, making comparisons of recurring type business more difficult. With respect to catastrophe losses, AIG believes that it has taken appropriate steps, such as careful exposure selection and obtaining reinsurance coverage, to reduce the effect of the magnitude of possible future losses. The occurrence of one or more catastrophic events of unanticipated frequency or severity, such as a terrorist attack, earthquake or hurricane, that causes insured losses, however, could have a material adverse effect on AIG’s results of operations, liquidity or financial condition.

     General Insurance net investment income grew in 2004 when compared to 2003. AIG is benefiting from strong cash flow as well as increased partnership income. In 2003, net investment income increased slightly when compared to 2002. As AIG believes that net premiums written will continue to increase in 2005, AIG expects that cash flow for investment will continue to be strong, resulting in growth in net investment income in 2005. See also the discussion under “Liquidity” herein and Note 8 of Notes to Financial Statements.

     Realized capital gains and losses resulted from the ongoing investment management of the General Insurance portfolios within the overall objectives of the General Insurance operations. The realized capital gains in 2004 reflect an improved economy and stronger corporate balance sheets with significantly fewer impairments. Realized capital losses in 2003 and 2002 were reflective of weakness in the equity markets in early 2003 and prior periods and impairment loss provisions for both equity and fixed income holdings in all three years. See the discussion on “Valuation of Invested Assets” herein.

     The contribution of General Insurance operating income to AIG’s consolidated income before income taxes, minority interest and cumulative effect of accounting changes was 21.7 percent in 2004, compared to 38.9 percent in 2003 and 13.0 percent in 2002. The decrease in contribution percentage in 2004 was largely the result of the effects of catastrophe losses and the fourth quarter charge for asbestos and environmental exposures, while the increase of 2003 over 2002 reflected the $2.1 billion loss reserve charge in 2002.

     In 2002, AIG’s General Insurance results reflect the net effect of the loss reserve charge of $2.1 billion with respect to accident years 1997 through 2001. Such charge was the result of AIG’s annual year-end review of General Insurance loss reserves. On a gross basis, incurred losses included $2.8 billion attributable to the loss reserve charge.

Reinsurance

AIG is a major purchaser of reinsurance for its General Insurance operations. AIG insures risks globally, and its reinsurance programs must be coordinated in order to provide AIG the level of reinsurance protection that AIG desires. Reinsurance is an important risk management tool to manage transaction and insurance line risk retention at prudent levels set by management. AIG also purchases reinsurance to mitigate its catastrophic exposure. AIG is cognizant of the need to exercise good judgment in the selection and approval of both domestic and foreign companies participating in its reinsurance programs because one or more catastrophe losses could negatively affect AIG’s reinsurers and result in an inability of AIG to collect reinsurance recoverables. AIG’s reinsurance department evaluates catastrophic events and assesses the probability of occurrence and magnitude of catastrophic events through the use of state-of-the-art industry recognized program models among other techniques. AIG supplements these models through continually monitoring the risk exposure of AIG’s worldwide General Insurance operations and adjusting such models accordingly. While reinsurance arrangements

60 : FORM 10-K

American International Group, Inc. and Subsidiaries

do not relieve AIG from its direct obligations to its insureds, an efficient and effective reinsurance program substantially limits AIG’s exposure to potentially significant losses.

     AIG’s consolidated general reinsurance assets amounted to $18.57 billion at December 31, 2004 and resulted from AIG’s reinsurance arrangements. Thus, a credit exposure existed at December 31, 2004 with respect to reinsurance recoverable to the extent that any reinsurer may not be able to reimburse AIG under the terms of these reinsurance arrangements. AIG manages its credit risk in its reinsurance relationships by transacting with reinsurers that it considers financially sound, and when necessary AIG holds substantial collateral in the form of funds, securities and/or irrevocable letters of credit. This collateral can be drawn on for amounts that remain unpaid beyond specified time periods on an individual reinsurer basis. At December 31, 2004, approximately 43 percent of the general reinsurance assets were from unauthorized reinsurers. In order to obtain statutory recognition, the majority of these balances were collateralized. The remaining 57 percent of the general reinsurance assets were from authorized reinsurers. The terms authorized and unauthorized pertain to regulatory categories, not creditworthiness. Approximately 90 percent of the balances with respect to authorized reinsurers are from reinsurers rated A (excellent) or better, as rated by A.M. Best, or A (strong) or better, as rated by Standard & Poor’s. These ratings are measures of financial strength.

     AIG maintains a reserve for estimated unrecoverable reinsurance, but it has been largely successful in its previous recovery efforts. At December 31, 2004, AIG had allowances for unrecoverable reinsurance approximating $400 million. At that date, AIG had no significant reinsurance recoverables due from any individual reinsurer that was financially troubled (e.g., liquidated, insolvent, in receivership or otherwise subject to formal or informal regulatory restriction).

     AIG’s Reinsurance Security Department conducts ongoing detailed assessments of the reinsurance markets and current and potential reinsurers, both foreign and domestic. Such assessments include, but are not limited to, identifying if a reinsurer is appropriately licensed and has sufficient financial capacity, and evaluating the local economic environment in which a foreign reinsurer operates. This department also reviews the nature of the risks ceded and the requirements for credit risk mitigants. For example, in AIG’s treaty reinsurance contracts, AIG includes provisions that frequently require a reinsurer to post collateral when a referenced event occurs. Furthermore, AIG limits its unsecured exposure to reinsurers through the use of credit triggers, which include, but are not limited to, insurer financial strength rating downgrades, policyholder surplus declines at or below a certain predetermined level or a certain predetermined level of a reinsurance recoverable being reached. In addition, AIG’s Credit Risk Committee reviews the credit limits for and concentrations with any one reinsurer.

     AIG enters into intercompany reinsurance transactions, primarily through AIRCO, for its General Insurance and Life Insurance operations. AIG enters into these transactions as a sound and prudent business practice in order to maintain underwriting control and spread insurance risk among AIG’s various legal entities. These reinsurance agreements have been approved by the appropriate regulatory authorities. All material intercompany transactions have been eliminated in consolidation. AIG generally obtains letters of credit in order to obtain statutory recognition of these intercompany reinsurance transactions. At December 31, 2004, approximately $3.3 billion of letters of credit were outstanding to cover intercompany reinsurance transactions with AIRCO or other General Insurance subsidiaries.

     At December 31, 2004, the consolidated general reinsurance assets of $18.57 billion include reinsurance recoverables for paid losses and loss expenses of $819 million and $14.62 billion with respect to the ceded reserve for losses and loss expenses, including ceded losses incurred but not reported (IBNR) (ceded reserves). The ceded reserves represent the accumulation of estimates of ultimate ceded losses including provisions for ceded IBNR and loss expenses. The methods used to determine such estimates and to establish the resulting ceded reserves are continually reviewed and updated by management. Any adjustments thereto are reflected in income currently. It is AIG’s belief that the ceded reserves at December 31, 2004 were representative of the ultimate losses recoverable. In the future, as the ceded reserves continue to develop to ultimate amounts, the ultimate loss recoverable may be greater or less than the reserves currently ceded.

FORM 10-K :  61

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Reserve for Losses and Loss Expenses

The table below classifies as of December 31, 2004 the components of the General Insurance reserve for losses and loss expenses (loss reserves) with respect to major lines of business on a statutory basis*:

(in millions)

Other liability occurrence	$16,223
Other liability claims made	10,358
Workers compensation	9,208
Auto liability	5,548
Property	4,098
International	3,490
Reinsurance	2,415
Medical malpractice	2,145
Aircraft	1,663
Products liability	1,384
Commercial multiple peril	1,137
Accident and health	1,090
Fidelity/ surety	960
Other	2,652

Total	$62,371

*	Presented pursuant to statutory reporting requirements as prescribed by the National Association of Insurance Commissioners.

     These loss reserves represent the accumulation of estimates of ultimate losses, including IBNR and loss expenses on a statutory accounting basis.

     At December 31, 2004, General Insurance net loss reserves increased $11.01 billion from the prior year end to $47.7 billion. The net loss reserves represent loss reserves reduced by reinsurance recoverables, net of an allowance for unrecoverable reinsurance and the discount for future investment income. The table below classifies the components of the General Insurance net loss reserves by business unit as of December 31, 2004.

(in millions)

DBG(a)	$32,849
Personal Lines(b)	2,310
Transatlantic	4,981
Mortgage Guaranty	352
Foreign General(c)	7,255

Total Net Loss Reserve	$47,747

(a)	DBG loss reserves include approximately $3.26 billion ($3.91 billion before discount) related to business written by DBG but ceded to AIRCO and reported in AIRCO’s statutory filings. DBG loss reserves also include approximately $3.02 billion and $263 million related to business ceded to Union Excess and Richmond, respectively, and are now included in AIG’s results as a result of insufficient risk transfer and the consolidation of these entities.

(b)	Personal Lines loss reserves include $668 million related to business ceded to DBG and reported in DBG’s statutory filings.

(c)	Foreign General loss reserves include approximately $1.77 billion related to business reported in DBG’s statutory filings. Foreign General loss reserves also include approximately $218 million and $19 million related to business ceded to Union Excess and Richmond, respectively, but now included in AIG’s results as a result of insufficient risk transfer and the consolidation of these entities.

     The DBG net loss reserve of $32.85 billion is comprised principally of the business of AIG subsidiaries participating in the American Home/ National Union pool (11 companies) and the surplus lines pool (Lexington, Starr Excess Liability Insurance Company and Landmark Insurance Company).

     Beginning in 1998, DBG ceded a quota share percentage of its other liability occurrence and products liability occurrence business to AIRCO. The quota share percentage ceded was 40 percent in 1998, 65 percent in 1999, 75 percent in 2000 and 2001, 50 percent in 2002 and 2003 and 40 percent in 2004 and covered all business written in these years for these lines by participants in the American Home/National Union pool. In 1998 the cession reflected only the other liability occurrence business, but in 1999 and subsequent years included products liability occurrence. AIRCO’s loss reserves relating to these quota share cessions from DBG are recorded on a discounted basis. As of year-end 2004, AIRCO carried a discount of approximately $651 million applicable to the $3.91 billion in undiscounted reserves it assumed from the American Home/National Union pool via this quota share cession. AIRCO also carries approximately $368 million in net loss reserves relating to Foreign General insurance business. These reserves are carried on an undiscounted basis.

     Beginning in 1997, the Personal Lines division ceded a percentage of all business written by the companies participating in the personal lines pool to the American Home/National Union pool. As noted above, the total reserves carried by participants in the American Home/National Union pool relating to this cession amounted to $668 million as of year-end 2004.

     The companies participating in the American Home/ National Union pool have maintained a participation in the business written by AIU for decades. As of year-end 2004, these AIU reserves carried by participants in the American Home/ National Union pool amounted to approximately $1.77 billion. The remaining Foreign General reserves are carried by AIUO, AIRCO, and other smaller AIG subsidiaries domiciled outside the United States. Statutory filings in the U.S. by AIG companies reflect all the business written by U.S. domiciled entities only, and therefore exclude business written by AIUO, AIRCO, and all other internationally domiciled subsidiaries. The total reserves carried at year-end 2004 by AIUO and AIRCO were approximately $3.21 billion and $3.65 billion, respectively. AIRCO’s $3.65 billion in total general insurance reserves consist of approximately $3.26 billion from business assumed from the American Home/National Union pool and an additional $368 million relating to Foreign General Insurance business.

62 : FORM 10-K

American International Group, Inc. and Subsidiaries

     At December 31, 2004, AIG’s overall general insurance net loss reserves reflects a loss reserve discount of $1.55 billion, including tabular and non-tabular calculations. The tabular workers compensation discount is calculated using a 3.5 percent interest rate and the 1979-81 Decennial Mortality Table. The non-tabular workers compensation discount is calculated separately for companies domiciled in New York and Pennsylvania, and follows the statutory regulations for each state. For New York companies, the discount is based on a five percent interest rate and the companies’ own payout patterns. For Pennsylvania companies, the statute has specified discount factors for accident years 2001 and prior, which are based on a six percent interest rate and an industry payout pattern. For accident years 2002 and subsequent, the discount is based on the yield of U.S. Treasury securities ranging from one to twenty years and the company’s own payout pattern, with the future expected payment for each year using the interest rate associated with the corresponding Treasury security yield for that time period. The discount is comprised of the following: $399 million – tabular discount for workers compensation in DBG; $503 million – non-tabular discount for workers compensation in DBG; and, $651 million – non-tabular discount for other liability occurrence and products liability occurrence in AIRCO. The total undiscounted workers compensation loss reserve carried by DBG is approximately $6.4 billion as of year-end 2004. The other liability occurrence and products liability occurrence business in AIRCO that is assumed from DBG is discounted using a 5.5 percent interest rate and the DBG payout pattern for this business. The undiscounted reserves assumed by AIRCO from DBG totaled approximately $3.91 billion at December 31, 2004.

     The methods used to determine loss reserve estimates and to establish the resulting reserves are continually reviewed and updated by management. Any adjustments resulting therefrom are reflected in operating income currently. It is management’s belief that the General Insurance net loss reserves are adequate to cover all General Insurance net losses and loss expenses as at December 31, 2004. While AIG annually reviews the adequacy of established loss reserves, there can be no assurance that AIG’s ultimate loss reserves will not adversely develop and materially exceed AIG’s loss reserves as of December 31, 2004. In the opinion of management, such adverse development and resulting increase in reserves is not likely to have a material adverse effect on AIG’s consolidated financial position, although it could have a material adverse effect on AIG’s consolidated results of operations for an individual reporting period.

     In a very broad sense, the General Insurance loss reserves can be categorized into two distinct groups. One group is long-tail casualty lines of business which include excess and umbrella liability, D&O, professional liability, medical malpractice, workers compensation, general liability, products liability, and related classes. The other group is short-tail lines of business consisting principally of property lines, personal lines and certain classes of casualty lines.

     For operations writing short-tail coverages, such as property coverages, the process of recording quarterly loss reserve changes is geared toward maintaining an appropriate reserve level for the outstanding exposure, rather than determining an expected loss ratio for current business. For example, the IBNR reserve required for a class of property business might be expected to approximate 20 percent of the latest year’s earned premiums, and this level of reserve would be maintained regardless of the loss ratio emerging in the current quarter. The 20 percent factor is adjusted to reflect changes in rate levels, loss reporting patterns, known exposures to large unreported losses, or other factors affecting the particular class of business.

     Estimation of ultimate net losses and loss expenses (net losses) for long-tail casualty lines of business is a complex process and depends on a number of factors, including the line and volume of the business involved. Experience in the more recent accident years of long-tail casualty lines shows limited statistical credibility in reported net losses because a relatively low proportion of net losses would be reported claims and expenses and an even smaller proportion would be net losses paid. Therefore, IBNR would constitute a relatively high proportion of net losses.

     AIG’s carried net long-tail loss reserves are tested using loss trend factors that AIG considers most appropriate for each class of business. A variety of actuarial methods and assumptions is normally employed to estimate net losses for long-tail casualty lines. These methods ordinarily involve the use of loss trend factors intended to reflect the estimated annual growth in loss costs from one accident year to the next. For the majority of long-tail casualty lines, net loss trend factors approximated five percent. Loss trend factors reflect many items including changes in claims handling, exposure and policy forms; current and future estimates of monetary inflation and social inflation and increases in litigation and awards. These factors are periodically reviewed and subsequently adjusted, as appropriate, to reflect emerging trends which are based upon past loss experience. Thus, many factors are implicitly considered in estimating the year to year growth in loss costs recognized.

     A number of actuarial assumptions are made in the review of reserves for each line of business. For longer tail lines

FORM 10-K :  63

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

of business, actuarial assumptions generally are made with respect to the following:

•	Loss trend factors which are used to establish expected loss ratios for subsequent accident years based on the projected loss ratio for prior accident years.

•	Expected loss ratios for the latest accident year (i.e., accident year 2004 for the year end 2004 loss reserve analysis) and, in some cases, for accident years prior to the latest accident year. The expected loss ratio generally reflects the projected loss ratio from prior accident years, adjusted for the loss trend (see above) and the effect of rate changes and other quantifiable factors. For low-frequency, high-severity classes such as excess casualty and D&O, expected loss ratios generally are utilized for at least the three most recent accident years.

•	Loss development factors which are used to project the reported losses for each accident year to an ultimate basis.

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

     The process of determining the current loss ratio for each class or business segment begins in the profit centers in the latter part of the previous year. The loss ratios determined for each profit center are based on a variety of factors. These include, but are not limited to, the following considerations: prior accident year and policy year loss ratios; actual and anticipated rate changes; actual and anticipated changes in coverage, reinsurance, or mix of business; actual and anticipated changes in external factors affecting results, such as trends in loss costs or in the legal and claims environment. Each profit center’s loss ratio for the following year is subject to review by the profit center’s management, by actuarial and accounting staffs, and ultimately by senior management. At the close of each quarter, the assumptions underlying the loss ratios are reviewed to determine if the loss ratios based thereon remain appropriate. This process includes a review of the actual claims experience in the quarter, actual rate changes achieved, actual changes in coverage, reinsurance or mix of business, and changes in certain other factors that may affect the loss ratio. When this review suggests that the initially determined loss ratio is no longer appropriate, the loss ratio for current business would be changed to reflect the revised assumptions.

     A comprehensive annual loss reserve review is conducted in the fourth quarter of each year for each AIG General Insurance subsidiary. These reviews are conducted in full detail for each class or line of business for each subsidiary, and thus consist of literally hundreds of individual analyses. The purpose of these reviews is to confirm the reasonableness of the reserves carried by each of the individual subsidiaries, and thereby of AIG’s overall carried reserves. The reserve analysis for each business class is performed by the actuarial personnel who are most familiar with that class of business. In completing these detailed actuarial reserve analyses, the actuaries are required to make numerous assumptions, including for example the selection of loss development factors and loss cost trend factors. They are also required to determine and select the most appropriate actuarial method(s) to employ for each business class. Additionally, they must determine the appropriate segmentation of data or segments from which the adequacy of the reserves can be most accurately tested. In the course of these detailed reserve reviews for each business segment, a point estimate of the loss reserve is generally determined. The sum of these point estimates for each of the individual business classes for each subsidiary provides an overall actuarial point estimate of the loss reserve for that subsidiary. The overall actuarial point estimate is compared to the subsidiary’s carried loss reserve. If the carried reserve can be supported by actuarial methods and assumptions which are also believed to be reasonable, then the carried reserve would generally be considered reasonable and no adjustment would be considered. The ultimate process by which the actual carried reserves are determined considers not only the actuarial point estimate but a myriad of other factors. Other crucial internal and external factors considered include a qualitative assessment of inflation and other economic conditions in the United States and abroad, changes in the legal, regulatory, judicial and social environments, underlying policy pricing, terms and conditions, and claims handling. Loss reserve development can also be affected by commutations of assumed and ceded reinsurance agreements.

     With respect to the 2004 year-end actuarial loss reserve analysis for DBG, the actuaries continued to utilize the modified assumptions which gave additional weight to actual loss development from the more recent years, as identified during the 2002 and 2003 analysis, with appropriate adjustments to account for the additional year of loss experience which emerged in 2004. Although the actuaries continued to use actuarial assumptions that rely on expected loss ratios based on the

64 : FORM 10-K

American International Group, Inc. and Subsidiaries

results of prior accident years, the expected loss ratio assumptions used continue to give far greater weight to the more recent accident year experience than was the case in the prior year-end assumptions. For example, for the excess casualty lead umbrella class of business, 100 percent weight was given to the experience of accident years 1998-2001, with no weight given to the more favorable experience of accident years prior to 1998.

     AIG’s annual loss reserve review does not calculate a range of loss reserve estimates. Because a large portion of the loss reserves from AIG’s General Insurance business relates to long-tail casualty lines driven by severity rather than frequency of claims, such as excess casualty and D&O, developing a range around loss reserve estimates would not be meaningful. An estimate is calculated which AIG’s actuaries believe provides a reasonable estimate of the required reserve. This amount is then evaluated against actual carried reserves.

     There is potential for significant variation in the development of loss reserves, particularly for long-tail casualty classes of business such as excess casualty, when actual costs differ from the assumptions used to test the reserves. Such assumptions include those made for loss trend factors and loss development factors, as described earlier. Set forth below is a sensitivity analysis demonstrating the estimated effect on the loss reserve position of alternative loss trend or loss development factor assumptions as compared to those actually used to test the carried reserves.

     For the excess casualty class of business the assumed loss cost trend was five percent. Thus, in establishing the expected loss ratios for accident years 2002 through 2004, the loss costs from accident years 1998 through 2001 were trended by this five percent factor per annum. A five percent change in the assumed loss cost trend from each accident year to the next would cause approximately a $600 million change (either positively or negatively) to the net loss and loss expense reserve for this business. For the D&O and related management liability classes of business the assumed loss cost trend was four percent. Thus, in establishing the expected loss ratios for accident years 2002 through 2004, the loss costs from accident years 1997 through 2001 were trended by this four percent factor per annum. A five percent change in this assumed loss cost trend would cause approximately a $500 million change (either positively or negatively) to the net loss and loss expense reserve for such business. For healthcare liability business, including hospitals and other healthcare exposures, a five percent change in the assumed loss cost trend would cause approximately a $150 million change (either positively or negatively) to the loss and loss expense reserve for this business. Actual loss cost trends in the early 1990’s were negative for these classes, whereas in the late 1990’s loss costs trends ran well into the double digits for each of these three classes. The sharp increase in loss costs in the late 1990’s was thus much greater than the five percent changes cited above, and caused significant increases in the overall loss reserve needs for these classes. While changes in the loss cost trend assumptions can have a significant effect on the reserve needs for other smaller classes of liability business, the potential effect of these changes on AIG’s overall carried reserves would be much less than for the classes noted above.

     For the excess casualty class, if future loss development factors differed by five percent from those utilized in the year-end 2004 loss reserve review, there would be approximately a $450 million change (either positively or negatively) to the overall AIG loss reserve position. The comparable effect on the D&O and related management liability classes would be approximately $200 million (either positive or negative) if future loss development factors differed by five percent from those utilized in the year-end 2004 loss reserve review. For healthcare liability classes, the effect would be approximately $125 million (either positive or negative). For workers compensation reserves, the effect of a five percent deviation from the loss development factors utilized in the year-end 2004 reserve reviews would be approximately $750 million (either positive or negative). Because loss development factors for this class have shown less volatility than higher severity classes such as excess casualty, however, actual changes in loss development factors are expected to be less than five percent. There is some degree of volatility in loss development patterns for other longer tail liability classes as well. However, the potential effect on AIG’s reserves would be much less than for the classes cited above.

     The calculations of the effect of the five percent change in loss development factors are made by selecting the stage of accident year development where it is believed reasonable for such a deviation to occur. For example, for workers compensation, the $750 million amount is calculated by assuming that each of the most recent eight accident years develop five percent higher than estimated by the current loss development factors utilized in the reserve study, i.e. the factor 1.05 is multiplied by the incurred losses (including IBNR and loss expenses) for these accident years.

     AIG management believes that using a five percent change in the assumptions for loss cost trends and loss development factors provides a reasonable benchmark for a sensitivity analysis of the reserves of AIG’s most significant lines of general insurance business. For excess casualty business, both the loss cost trend and the loss development factor assumptions are critical. Generally, actual historical loss development factors are used to project future loss development. However, there can be no assurance that future loss development pat-

FORM 10-K :  65

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

terns will be the same as in the past. Moreover, as excess casualty is a long-tail class of business, any deviation in loss cost trends or in loss development factors might not be discernible for an extended period of time subsequent to the recording of the initial loss reserve estimates for any accident year. Thus, there is the potential for the reserves with respect to a number of accident years to be significantly affected by changes in the loss cost trends or loss development factors that were initially relied upon in setting the reserves. These changes in loss trends or loss development factors could be attributable to changes in inflation or in the judicial environment, or in other social or economic phenomena affecting claims. For example, during the lengthy periods during which losses develop for excess casualty, actual changes in loss costs from one accident year to the next have ranged from negative values to double-digit amounts. Thus, there is the potential for significant volatility in loss costs for excess casualty and, although five percent is considered a reasonable benchmark for sensitivity analysis for this business, there is the potential for variations far greater than this amount (either positive or negative). Likewise, in the judgment of AIG’s actuaries, five percent is considered an appropriate benchmark for sensitivity analysis with respect to the loss development factor assumptions used to test the reserves. It should be noted that the loss cost trend factor for excess casualty was reduced to five percent in the year-end 2004 loss reserve review compared to the 7.5 percent loss trend factor used in the 2003 review for excess casualty. This reduction was made by AIG’s actuaries in response to a significant favorable loss trend that had emerged from accident year 2000 to 2001. This favorable trend appears to be continuing in accident years 2002 and 2003, although these accident years are still immature.

     For D&O and related management liability classes of business, the loss cost trend assumption is critical. The loss development factor assumption is important but less critical than for excess casualty. As this coverage is written on a claims-made basis, claims for a given accident year are all reported within that year. Actual changes in loss costs from one accident year to the next in the 1990s ranged from double digit negative values for several accident years in the early 1990s to nearly 50 percent per year for the period from accident year 1996 to accident year 1999. Thus, there is the potential for extreme volatility in loss costs for this business and, although five percent is considered a reasonable benchmark for sensitivity analysis, there is the potential for variations far greater than this amount (either positive or negative). Five percent is also considered an appropriate benchmark for sensitivity analysis with respect to the loss development factor assumptions used to test the reserves for these classes. However, as noted above, the effect of such a deviation is less than that of a similar deviation in loss cost trends. It should be noted that the loss cost trend factor for D&O and related management liability classes was reduced to four percent in the year end 2004 loss reserve reviews compared to six percent in the 2003 review. This reduction was made by AIG’s actuaries in response to a relative stabilization in loss costs from accident year 1999 to 2001 following the period of sharp increases in loss costs through 1999. The stabilization in loss costs appears to be continuing in accident years 2002 and 2003, although these accident years are still immature.

     For healthcare liability classes, both the loss cost trend and the loss development factor assumptions are critical. The nature of the potential volatility would be analogous to that described above for the excess casualty business. However, AIG’s volume of business in the healthcare classes is much smaller than for excess casualty, hence the potential effect on AIG’s overall reserves is smaller for these classes than for excess casualty. AIG’s healthcare liability business includes both primary and excess exposures.

     For workers compensation, the loss development factor assumptions are important. Generally, AIG’s actual historical workers compensation loss development would be expected to provide a reasonably accurate predictor of future loss development. A five percent sensitivity indicator for workers compensation would thus be considered to be toward the high end of potential deviations for this class of business. AIG’s workers compensation reserves include a small portion relating to excess workers compensation coverage. The analysis applicable to excess casualty would apply to these reserves. However, the volume of such business is de minimis compared to the volume of excess casualty. The loss cost trend assumption for workers compensation is not believed to be material with respect to AIG’s loss reserves other than for that portion representing excess workers compensation. This is primarily because AIG’s actuaries are generally able to use loss development projections for all but the most recent accident year’s reserves, so there is limited need to rely on loss cost trend assumptions for workers’ compensation business.

     For casualty business other than the classes noted above, there is generally some potential for deviation in both the loss cost trend and loss development factor selections. However, the effect of such deviations would not be material when compared to the effect cited above for excess casualty and D&O.

     The comprehensive annual loss reserve review process results in an accumulation of point estimates for AIG’s General Insurance business. The loss reserve carried at year-end 2004 for AIG’s General Insurance business was approximately equal to the aggregate reserve indicated by the actuarial point estimates. This represents a relative improvement of approximately two percent from AIG’s position as of December 31,

66 : FORM 10-K

American International Group, Inc. and Subsidiaries

2003. This comparison excludes the reserves relating to asbestos and environmental exposures, which are calculated using different methodologies, as described below.

Asbestos and Environmental Reserves

The estimation of loss reserves relating to asbestos and environmental claims on insurance policies written many years ago is subject to greater uncertainty than other types of claims due to inconsistent court decisions as well as judicial interpretations and legislative actions that in some cases have tended to broaden coverage beyond the original intent of such policies and in others have expanded theories of liability. The insurance industry as a whole is engaged in extensive litigation over these coverage and liability issues and is thus confronted with a continuing uncertainty in its efforts to quantify these exposures.

     AIG continues to receive claims asserting injuries from toxic waste, hazardous substances, and other environmental pollutants and alleged damages to cover the cleanup costs of hazardous waste dump sites, referred to collectively as environmental claims, and indemnity claims asserting injuries from asbestos.

     The vast majority of these asbestos and environmental claims emanate from policies written in 1984 and prior years. Commencing in 1985, standard policies contained an absolute exclusion for pollution related damage and an absolute asbestos exclusion was also implemented. However, AIG currently underwrites environmental impairment liability insurance on a claims-made basis and has excluded such claims from the analysis herein.

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

     Estimation of asbestos and environmental claims loss reserves is a subjective process and reserves for asbestos and environmental claims cannot be estimated using conventional reserving techniques such as those that rely on historical accident year loss development factors.

     Significant factors which affect the trends that influence the asbestos and environmental claims estimation process are the inconsistent court resolutions and judicial interpretations which broaden the intent of the policies and scope of coverage. The current case law can be characterized as still evolving, and there is little likelihood that any firm direction will develop in the near future. Additionally, the exposures for cleanup costs of hazardous waste dump sites involve issues such as allocation of responsibility among potentially responsible parties and the government’s refusal to release parties.

     Due to this uncertainty, it is not possible to determine the future development of asbestos and environmental claims with the same degree of reliability as with other types of claims. Such future development will be affected by the extent to which courts continue to expand the intent of the policies and the scope of the coverage, as they have in the past, as well as by the changes in Superfund and waste dump site coverage issues. If the asbestos and environmental reserves develop deficiently, such deficiency would have an adverse effect on AIG’s future results of operations. AIG does not discount asbestos and environmental reserves.

     With respect to known asbestos and environmental claims, AIG established over a decade ago specialized toxic tort and environmental claims units, which investigate and adjust all such asbestos and environmental claims. These units evaluate these asbestos and environmental claims utilizing a claim-by-claim approach that involves a detailed review of individual policy terms and exposures. Because each policyholder presents different liability and coverage issues, AIG generally evaluates exposure on a policy-by-policy basis, considering a variety of factors such as known facts, current law, jurisdiction, policy language and other factors that are unique to each policy. Quantitative techniques have to be supplemented by subjective considerations including management judgment. Each claim is reviewed at least semi-annually utilizing the aforementioned approach and adjusted as necessary to reflect the current information.

     In both the specialized and dedicated asbestos and environmental claims units, AIG actively manages and pursues early settlement with respect to these claims in an attempt to mitigate its exposure to the unpredictable development of these claims. AIG attempts to mitigate its known long-tail environmental exposures by utilizing a combination of proactive claim-handling techniques including policy buybacks, complete environmental releases, compromise settlements, and, where indicated, litigation.

     With respect to asbestos claims handling, AIG’s specialized claims staff operates to mitigate losses through proactive handling, supervision and resolution of asbestos cases. Thus, while AIG has resolved all claims with respect to miners and major manufacturers (Tier One), its claims staff continues to operate under the same proactive philosophy to resolve claims involving accounts with products containing asbestos (Tier Two), products containing small amounts of asbestos, companies in the distribution process, and parties with re-

FORM 10-K :  67

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

mote, ill defined involvement in asbestos (Tiers Three and Four). Through its commitment to appropriate staffing, training, and management oversight of asbestos cases, AIG mitigates to the extent possible its exposure to these claims.

     In order to evaluate the overall reasonableness of the asbestos and environmental reserves established using the claim-by-claim approach as described above, AIG uses two methods, the market share method and the frequency/ severity or report year method.

     The market share method produces indicated asbestos and environmental reserve needs by applying the appropriate AIG market share to estimated potential industry ultimate loss and loss expenses based on the latest estimates from A.M. Best and Tillinghast. The market share method is a series of tests. Six estimates of potential industry ultimate losses for asbestos and environmental claims are tested. Additionally, a second series of tests are performed, using estimated industry unpaid losses, instead of industry ultimate losses. The market share tests are also performed using estimates of AIG’s market share. The reason AIG’s market share is an estimate is that there are assumptions as to which years and classes of business the asbestos and environmental exposure applies. For example, commercial multiple peril business is included in the market share calculation in some, but not all, of the scenarios.

     AIG’s estimate of the carried net asbestos and environmental reserves were approximately $50 million greater than the mean indication of the outcomes of market share testing. However, the market share method does not give weight to AIG’s actual asbestos and environmental loss experience.

     The frequency/severity or report year approach, is also a series of tests which are performed separately for asbestos and for environmental exposures. For asbestos, these tests project the expected losses to be reported over the next twenty years, i.e. from 2005 through 2024, based on the actual losses reported through 2004 and the expected future loss emergence for these claims. Three scenarios are tested, with a series of assumptions ranging from more optimistic to more conservative. In the first scenario, all carried asbestos case reserves, as determined above using the claim-by-claim approach, are assumed to be within ten percent of their ultimate settlement value.

     The second scenario relies on an actuarial projection of report year developments for asbestos claims reported from 1993 to the present to estimate case reserve adequacy as of year-end 2004. The third scenario also relies on an actuarial projection of report year claims for asbestos, but reflects claims reported from 1989 to the present to estimate case reserve adequacy as of year-end 2004. As of year-end 2004, the results of the second and third scenarios varied significantly. In the second scenario, case reserves were indicated to be at slightly less than 60 percent of the ultimate settlement value at year-end 2004, whereas in the third scenario they were indicated to be at less than 25 percent of ultimate settlement value.

     Based on the results of the prior report years for each of the three scenarios described above, the report year approach then projects forward to the year 2024 the expected future report year losses, based on AIG’s estimate of reasonable loss trend assumptions.

     These calculations are performed on losses gross of reinsurance. The IBNR (including a provision for development of reported claims) on a net basis is based on applying a factor reflecting the expected ratio of net losses to gross losses for future loss emergence.

     For environmental claims, an analogous series of frequency/severity tests are produced. In general, the case reserve adequacy assumptions are narrower, as case reserve adequacy is indicated within approximately 25 percent of adequacy in all scenarios tested. Environmental claims from future report years (i.e. IBNR) are projected out ten years, i.e. through the year 2014.

     As of year-end 2004, the range of outcomes from the scenarios tested for environmental ranged from $20 million below AIG’s carried reserve to approximately $200 million greater than AIG’s carried reserve. The range of outcomes for asbestos was greater. The indication from the first scenario, as described above, was approximately $140 million below AIG’s carried reserve. The indication from the second scenario was approximately $10 million below AIG’s carried reserves. The indication from the third scenario was approximately $650 million greater than AIG’s carried reserve.

     At year-end 2004, AIG considered a number of factors and recent experience to determine the appropriate reserve that should be carried for these claims, including the following:

     1. Actual calendar experience for past ten years, five years, three years, and one year. AIG has experienced consistent adverse development on its carried asbestos and environmental reserves over the years. The net carried reserves from ten years ago have run off $1.45 billion deficient; from five years ago $430 million deficient; from three years ago $350 million deficient; and from one year ago $150 million deficient. Thus the reserves have consistently produced adverse development per year, with no evidence of recent improvement. These figures are prior to the year-end 2004 reserve increase.

68 : FORM 10-K

American International Group, Inc. and Subsidiaries

     On a gross of reinsurance basis, the adverse developments have been analogous, with approximately $450 million in the latest year and $4.8 billion over the past ten years.

     2. Input from claims officers on latest year events. DBG’s claims officers have observed an increasing trend toward adverse claims experience in the layers underlying its excess attachment points for a number of Tier Two claims, increasing the probability of further adverse loss developments going forward. They also noted the emergence of several asbestos non-products cases recently, raising a concern that asbestos non-products cases could become a more serious problem in the future.

     3. Deterioration in Report Year claims experience. As noted above, the Scenario Two and Scenario Three indications for case reserve adequacy in AIG’s 2004 year-end actuarial report indicated an increasing deficiency in carried case reserves for asbestos. This was the result of continued adverse development on prior year case reserves and suggests future loss development will be at higher levels than previously indicated. As a result, the Scenario Three indicated reserve deficiency increased from approximately $480 million in the 2003 year-end reserve review to a deficiency of approximately $650 million in the year-end 2004 review. Furthermore, the year-end 2004 review utilized data evaluated as of June 30, 2004. An update to this data was recently produced (for all large claims) with claims evaluated as of March 31, 2005, i.e., an additional nine months of data beyond the year-end 2004 reserve study. This update showed that report year losses in the nine months from June 2004 to March 2005 have produced additional adverse loss development. In fact, more loss development was observed during these nine months than for the twelve months from the June 2003 through June 2004 period. Thus, both the latest year’s data used in the year-end 2004 actuarial study and the nine months of additional data subsequent to that study indicate the experience is deteriorating beyond what was expected at year-end 2003.

     4. Survival Ratios. AIG’s year-end 2004 survival ratio for asbestos was 5.7 and 5.2 on a gross and a net basis, respectively, prior to the year-end 2004 reserve increase. AIG’s year-end 2004 survival ratio for environmental was 4.8 and 3.8 on a gross and a net basis, respectively, prior to the year-end 2004 reserve increase. These survival ratios indicate AIG’s carried reserves are sufficient to fund four to five years of payments for these claims, assuming payment levels remain stable. Based on the latest two years of actual paid losses, AIG does not expect its losses to decline as quickly as these ratios imply.

     5. Industry experience. The industry has experienced a significant wave of adverse development for asbestos since 2001, with little, if any, signs of recent improvement. Furthermore, the litigation environment has become increasingly adverse.

     6. Reinsurance Recoverable. Although AIG has been successful in collecting the vast majority of its reinsurance on asbestos and environmental claims, the greater the future losses and the longer the exposure persists, the greater the likelihood of increased problems in collecting reinsurance. Thus, the continued adverse developments and lack of any signs that loss experience is beginning to diminish increases the risk of uncollectible reinsurance.

     After considering all of these factors, particularly its recent experience, AIG determined that its carried reserve for asbestos and environmental claims would be best estimated by scenario three described above. This resulted in a $650 million increase in net asbestos reserves, and a $200 million increase in net environmental reserves. The corresponding increases in gross reserves were $1.2 billion for asbestos and $250 million for environmental reserves.

Significant uncertainty remains as to AIG’s ultimate liability relating to asbestos and environmental claims. This uncertainty is due to several factors including:

•	The long latency period between asbestos exposure and disease manifestation and the resulting potential for involvement of multiple policy periods for individual claims;

•	The increase in the volume of claims by currently unimpaired plaintiffs;

•	Claims filed under the non-aggregate premises or operations section of general liability policies;

•	The number of insureds seeking bankruptcy protection and the effect of prepackaged bankruptcies;

•	Diverging legal interpretations;

•	With respect to environmental claims, the difficulty in estimating the allocation of remediation cost among various parties; and

•	The possibility of federal legislation that would address the asbestos and environmental issue.

FORM 10-K :  69

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

A summary of reserve activity, including estimates for applicable IBNR, relating to asbestos and environmental claims separately and combined at December 31, 2004, 2003 and 2002 follows:

	2004				2003		2002

(in millions)	Gross		Net		Gross	Net	Gross	Net

Asbestos:
Reserve for losses and loss expenses at beginning of year	$1,235		$386		$1,304	$400	$1,114	$312
Losses and loss expenses incurred*	1,595	(a)	772	(a)	175	43	395	168
Losses and loss expenses paid*	(271)		(98)		(244)	(57)	(205)	(80)

Reserve for losses and loss expenses at end of year	$2,559		$1,060		$1,235	$386	$1,304	$400

Environmental:
Reserve for losses and loss expenses at beginning of year	$789		$283		$832	$296	$1,115	$407
Losses and loss expenses incurred*	314	(b)	234	(b)	133	52	(140)	(44)
Losses and loss expenses paid*	(129)		(66)		(176)	(65)	(143)	(67)

Reserve for losses and loss expenses at end of year	$974		$451		$789	$283	$832	$296

Combined:
Reserve for losses and loss expenses at beginning of year	$2,024		$669		$2,136	$696	$2,229	$719
Losses and loss expenses incurred*	1,909	(c)	1,006	(c)	308	95	255	124
Losses and loss expenses paid*	(400)		(164)		(420)	(122)	(348)	(147)

Reserve for losses and loss expenses at end of year	$3,533		$1,511		$2,024	$669	$2,136	$696

*	All amounts pertain to policies underwritten in prior years.
(a)	Includes increases of $1.2 billion and $650 million for the fourth quarter relating to gross and net losses and loss expenses incurred, respectively, attributable to the change in estimate.
(b)	Includes increases of $250 million and $200 million for the fourth quarter relating to gross and net losses and loss expenses incurred, respectively, attributable to the change in estimate.
(c)	Includes increases of $1.45 billion and $850 million for the fourth quarter relating to gross and net losses incurred, respectively, attributable to the change in estimate.

The gross and net IBNR included in the reserve for losses and loss expenses, relating to asbestos and environmental claims separately and combined, at December 31, 2004, 2003 and 2002, including the fourth quarter 2004 charge, were estimated as follows:

	2004		2003		2002

(in millions)	Gross	Net	Gross	Net	Gross	Net

Asbestos	$2,033	$876	$695	$200	$709	$211
Environmental	606	284	347	80	313	72

Combined	$2,639	$1,160	$1,042	$280	$1,022	$283

A summary of asbestos and environmental claims count activity for the years ended December 31, 2004, 2003 and 2002 was as follows:

	2004			2003			2002

	Asbestos	Environmental	Combined	Asbestos	Environmental	Combined	Asbestos	Environmental	Combined

Claims at beginning of year	7,474	8,852	16,326	7,085	8,995	16,080	6,672	9,364	16,036
Claims during year:
Opened	909	2,592	3,501	669	2,106	2,775	959	1,657	2,616
Settled	(100)	(279)	(379)	(86)	(244)	(330)	(154)	(546)	(700)
Dismissed or otherwise resolved	(708)	(2,949)	(3,657)	(194)	(2,005)	(2,199)	(392)	(1,480)	(1,872)

Claims at end of year	7,575	8,216	15,791	7,474	8,852	16,326	7,085	8,995	16,080

     The table below presents AIG’s survival ratios for asbestos and environmental claims for year end 2004, 2003 and 2002. The survival ratio is derived by dividing the year end carried loss reserve by the average payments for the three most recent calendar years for these claims. Therefore the survival ratio is a simplistic measure estimating the number of years it would be before the current ending loss reserves for these claims would be paid off using recent year average payments. Many factors, such as aggressive settlement procedures, mix of business and level of coverage provided, have a significant effect on the amount of asbestos and environmental reserves and payments and the resultant survival ratio. Thus, caution should be exercised in attempting to determine reserve adequacy for these claims based simply on this survival ratio.

70 : FORM 10-K

American International Group, Inc. and Subsidiaries

AIG’s survival ratios for asbestos and environmental claims, separately and combined were based upon a three-year average payment. These ratios for the years ended December 31, 2004, 2003 and 2002 were as follows:

	Gross	Net

2004
Survival ratios:
Asbestos	10.7	13.5
Environmental	6.5	6.8
Combined	9.1	10.5

2003
Survival ratios:
Asbestos	4.7	4.5
Environmental	4.7	4.1
Combined	4.7	4.3

2002
Survival ratios:
Asbestos	4.1	4.9
Environmental	5.4	5.3
Combined	4.5	5.1

Life Insurance & Retirement Services Operations

AIG’s Life Insurance & Retirement Services subsidiaries offer a wide range of insurance and retirement savings products both domestically and abroad. Insurance-oriented products consist of individual and group life, payout annuities, endowment and accident and health policies. Retirement savings products consist generally of fixed and variable annuities. See also Note 3 of Notes to Financial Statements.

     Domestically, AIG’s Life Insurance & Retirement Services operations offer a broad range of protection products, including life insurance, group life and health products, including disability income products and payout annuities, which include single premium immediate annuities, structured settlements and terminal funding annuities. Home service operations include an array of life insurance, accident and health, and annuity products sold through career agents. In addition, home service includes a small block of run-off property and casualty coverage. Retirement services include group retirement products, individual fixed and variable annuities sold through banks, broker dealers and exclusive sales representatives, and annuity runoff operations which include previously-acquired “closed blocks” and other fixed and variable annuities largely sold through distribution relationships that have been discontinued.

     Overseas, AIG’s Life Insurance & Retirement Services operations include insurance and investment-oriented products such as whole and term life investment linked, universal life and endowments, personal accident and health products, group products including pension, life and health, and fixed and variable annuities.

Life Insurance & Retirement Services operations presented on a major product basis for 2004, 2003 and 2002 were as follows:

	2004	2003(a)	2002(a)
(in millions)		(Restated)	(Restated)

GAAP Premiums:
Domestic Life:
Life insurance	$1,881	$1,748	$1,604
Home service	812	834	854
Group life/health	1,128	1,046	967
Payout annuities(b)	1,484	1,272	1,044

Total	5,305	4,900	4,469

Domestic Retirement Services:
Group retirement products	313	250	243
Individual fixed annuities	59	53	35
Individual variable annuities	408	331	333
Individual fixed annuities – runoff(c)	80	86	93

Total	860	720	704

Total Domestic	6,165	5,620	5,173

Foreign Life:
Life insurance	14,938	13,204	11,708
Personal accident & health	4,301	3,126	2,491
Group products(d)	2,215	1,267	1,094

Total	21,454	17,597	15,293

Foreign Retirement Services:
Individual fixed annuities	395	255	216
Individual variable annuities	68	21	5

Total	463	276	221

Total Foreign	21,917	17,873	15,514

Total GAAP Premiums	$28,082	$23,493	$20,687

Net investment income:
Domestic Life:
Life insurance	$1,289	$1,183	$1,003
Home service	605	614	591
Group life/health	123	121	108
Payout annuities	801	699	615

Total	2,818	2,617	2,317

Domestic Retirement Services:
Group retirement products	2,201	2,055	1,891
Individual fixed annuities	3,100	2,567	2,001
Individual variable annuities	239	239	174
Individual fixed annuities – runoff(c)	1,076	1,266	1,416

Total	6,616	6,127	5,482

Total Domestic	9,434	8,744	7,799

Foreign Life:
Life insurance	4,065	3,353	2,881
Personal accident & health	179	161	140
Group products	431	326	249
Intercompany adjustments	(18)	(15)	(12)

Total	4,657	3,825	3,258

	2004	2003(a)	2002(a)
(in millions)		(Restated)	(Restated)

(continued)

FORM 10-K :  71

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

	2004	2003(a)	2002(a)
(in millions)		(Restated)	(Restated)

Foreign Retirement Services:
Individual fixed annuities	1,034	368	240
Individual variable annuities	143	4	1

Total	1,177	372	241

Total Foreign	5,834	4,197	3,499

Total net investment income	15,268	12,941	11,298

Pricing net investment gains(e)	225	156	88
Realized capital gains (losses)	(189)	(337)	(509)

Total realized gains (losses)(e)	36	(181)	(421)

Total operating income	$7,924	$6,353	$5,183

Life insurance in–force:
Domestic	$772,251	$645,606	$577,686
Foreign	1,085,843	937,425 (f)	720,906

Total	$1,858,094	$1,583,031	$1,298,592

(a)	Adjusted to conform to 2004 presentation.
(b)	Includes structured settlements, single premium immediate annuities and terminal funding annuities.
(c)	Represents runoff annuity business sold through discontinued distribution relationships.

(d)	2004 includes approximately $640 million of premium from a reinsurance transaction involving terminal funding business. This single premium amount is offset by a similar increase of benefit reserves.

(e)	For purposes of this presentation, pricing net investment gains are segregated as a component of total realized gains (losses). They represent certain amounts of realized capital gains where gains are an inherent element in pricing certain life products in some foreign countries.

(f)	Approximately $124 billion relates to the acquisition of AIG Edison Life in August 2003.

     AIG’s Life Insurance & Retirement Services subsidiaries report their operations through the following operating units: Domestic Life — AIG American General, including American General Life Insurance Company (AG Life), USLIFE and AGLA; Domestic Retirement Services — VALIC, AIG Annuity and AIG SunAmerica; Foreign Life — ALICO, AIG Edison Life, AIG Star Life, AIA, Nan Shan and Philamlife.

Life Insurance & Retirement Services Results

The increase in operating income in 2004 compared to 2003 and 2003 compared to 2002 was caused in part by strong growth, particularly overseas, fewer capital losses realized in 2004 compared to 2003, and the decline in realized capital losses in 2003 compared to 2002.

     Life Insurance & Retirement Services GAAP premiums grew in 2004 when compared with 2003. AIG’s Domestic Life operations had record universal and term life sales and good performance from the independent distribution channels. Payout annuities also had strong growth. The domestic group business is below AIG’s growth standards, largely because several accounts where pricing was unacceptable were not renewed and loss experience was higher than anticipated. Restructuring efforts in this business are focused on new product introductions, cross selling and other growth strategies. AGLA, the home service business, is diversifying product offerings, enhancing the capabilities and quality of the sales force, and broadening the markets served beyond those historically serviced in an effort to accelerate growth.

     The Domestic Retirement Services businesses most correlated to the equity markets performed well, with the strongest sales growth in the individual variable annuity segment. VALIC, the group retirement services business, also benefited from improved equity market performance and has had continued success cross-selling individual variable annuities, fixed annuities and mutual funds. AIG Annuity, the individual fixed annuity business, showed growth in operating income. AIG expects to remain disciplined in pricing and return requirements even though rising short-term interest rates and aggressive competitor pricing have created a more difficult environment.

     AIG SunAmerica Retirement Markets, the individual variable annuity business, reported record operating income and sales in 2004. Equity market gains, along with the strong increase in sales and net flows, resulted in a significant improvement in variable annuity fee income when compared to 2003. The decrease in fourth quarter sales followed declining equity markets in the third quarter and the first half of the fourth quarter. AIG is continuing to increase the size of the wholesaler organization as a measure to improve sales.

     The majority of the growth in Life Insurance & Retirement Services GAAP premiums in Foreign Life operations was attributable to the life insurance, personal accident & health, and group products lines of business. Globally, AIG’s deep and diverse distribution, which includes bancassurance, worksite marketing, direct marketing, and strong agency organizations, provides a powerful platform for growth. This growth was most significant in Southeast Asia where AIG maintains significant market share established by its strong agency force, and in Japan, where AIG has benefited from a flight to quality and development of multiple distribution channels. In light of AIG’s recent credit rating downgrades, it is unclear whether this flight to quality will continue to benefit AIG. See “Certain Factors Affecting AIG’s Business — AIG’s Credit Ratings”, for a further discussion of the potential effect of the rating downgrades on AIG’s businesses. Also in Japan, AIG Edison Life is being integrated successfully into AIG’s life operations. AIG Star Life is growing first year premiums as a result of new product introductions and an expanded agency force, and is benefiting from more successful conservation of in-force business. The Foreign Retirement Services business continues its

72 : FORM 10-K

American International Group, Inc. and Subsidiaries

strong growth based upon its success in Japan and Korea by expanding its extensive distribution network and leveraging AIG’s product expertise. AIG is introducing annuity products in new markets. In January 2005, AIG Star Life entered into an agreement with the Bank of Tokyo Mitsubishi, one of Japan’s largest banks, to market a multi-currency fixed annuity.

     In China, where AIG has a 57 percent market share of the total 2004 premiums written by foreign life insurers, first year life insurance premiums increased 36.6 percent in 2004 over the prior year. In addition, AIG had very good results in Greece, Central Europe and Russia. Foreign Life Insurance & Retirement Services operations produced 78.0 percent, 76.1 percent and 75.0 percent of Life Insurance & Retirement Services GAAP premiums in 2004, 2003 and 2002, respectively.

AIG transacts business in most major foreign currencies. The following table summarizes the effect of changes in foreign currency exchange rates on the growth of Life Insurance & Retirement Services GAAP premiums.

2004

Growth in original currency	15.9%
Foreign exchange effect	3.6
Growth as reported in U.S. dollars	19.5%

     Under U.S. GAAP, deposits and certain other considerations received under deferred annuity (variable and fixed) and universal life contracts are not included as GAAP premiums. If such amounts were to be included, the overall growth from 2004 over 2003 would be greater, due in part to large increases in foreign individual fixed annuities.

     The growth in net investment income in 2004 was attributable to both foreign and domestic invested new cash flow for investment. Additionally, net investment income was positively affected by the compounding of previously earned and reinvested net investment income. Lastly, AIG’s adoption of Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (SOP 03-1), increased net investment income in 2004 over prior years. See also the discussion under “Liquidity” herein and Note 1 of Notes to Financial Statements.

     Life Insurance & Retirement Services investment portfolios are managed within the overall objectives of the Life Insurance & Retirement Services operations. The decline in realized capital losses in 2004 reflects an improved economy, stronger corporate balance sheets and a significantly lower level of impairments. The realized capital losses in 2003 reflect impairment loss provisions for certain equity and fixed income holdings. See also the discussion on “Valuation of Invested Assets” herein.

     The contribution of Life Insurance & Retirement Services operating income to AIG’s consolidated income before income taxes, minority interest and cumulative effect of accounting changes amounted to 53.0 percent in 2004, compared to 54.5 percent in 2003 and 64.9 percent in 2002. The relative contribution percentage remained constant between years. The decrease in 2003 over 2002 was a result of the $2.1 billion loss reserve charge for General Insurance in 2002.

Underwriting and Investment Risk

The risks associated with the life and accident and health products are underwriting risk and investment risk. The risk associated with the financial and investment contract products is primarily investment risk.

     Underwriting risk represents the exposure to loss resulting from the actual policy experience adversely emerging in comparison to the assumptions made in the product pricing associated with mortality, morbidity, termination and expenses. The emergence of significant adverse experience would require an adjustment to DAC and benefit reserves that could have a substantial effect on AIG’s results of operations.

     AIG’s Foreign Life companies generally limit their maximum underwriting exposure on life insurance of a single life to approximately $1.7 million of coverage, and AIG’s Domestic Life companies generally limit their maximum underwriting exposure on life insurance of a single life to $5 million of coverage by using yearly renewable term reinsurance. See the discussion under “Liquidity” herein and Note 6 of Notes to Financial Statements.

     AIRCO acts primarily as an internal reinsurance company for AIG’s foreign life operations. This facilitates insurance risk management (retention, volatility, concentrations) and capital planning locally (branch and subsidiary). It also allows AIG to pool its insurance risks and purchase reinsurance more efficiently at a consolidated level and manage global counterparty risk and relationships.

     AIG’s domestic Life Insurance and Retirement Services operations utilize internal and third-party reinsurance relationships to manage insurance risks and to facilitate capital management strategies. Pools of highly-rated third-party reinsurers are utilized to manage net amounts at risk in excess of retention limits. AIG’s domestic life insurance companies also cede excess, non-economic reserves carried on a statutory-basis only on certain term and universal life insurance policies and certain fixed annuities to AIG Life of Bermuda Ltd., a wholly owned Bermuda reinsurer.

FORM 10-K :  73

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     AIG generally obtains letters of credit in order to obtain statutory recognition of these intercompany reinsurance transactions. For this purpose, AIG entered into a $2.5 billion syndicated letter of credit facility in December 2004. Letters of credit totaling $2.17 billion were outstanding as of December 31, 2004, and letters of credit for all $2.5 billion were outstanding as of March 31, 2005. The letter of credit facility has a ten-year term, but the facility can be reduced or terminated by the lenders beginning after seven years.

     The investment risk represents the exposure to loss resulting from the cash flows from the invested assets, primarily long-term fixed rate investments, being less than the cash flows required to meet the obligations of the expected policy and contract liabilities and the necessary return on investments. See also the discussion under “Liquidity” herein.

     To minimize its exposure to investment risk, AIG tests the cash flows from the invested assets and the policy and contract liabilities using various interest rate scenarios to assess whether there is a liquidity excess or deficit. If a necessary rebalancing of the invested assets to the policy and contract claims does not occur, a demand could be placed upon liquidity. See also the discussion under “Liquidity” herein.

     AIG actively manages the asset-liability relationship in its foreign operations, as it has been doing throughout AIG’s history, even though certain territories lack qualified long-term investments or certain local regulatory authorities may impose investment restrictions. For example, in Japan and several Southeast Asian countries, the duration of the investments is often for a shorter period than the effective maturity of the related policy liabilities. Therefore, there is a risk that the reinvestment of the proceeds at the maturity of the initial investments may be at a yield below that of the interest required for the accretion of the policy liabilities. Additionally, there exists a future investment risk associated with certain policies currently in force which will have premium receipts in the future. That is, the investment of these future premium receipts may be at a yield below that required to meet future policy liabilities.

     To maintain an adequate yield to match the interest necessary to support future policy liabilities, management focus is required to reinvest the proceeds of the maturing securities and to invest the future premium receipts while continuing to maintain satisfactory investment quality.

     Certain foreign jurisdictions, including Japan, have limited long-dated bond markets, and AIG may use alternative investments, including equities, real estate and foreign currency denominated fixed income instruments to extend the effective duration and increase the yield of the investment portfolio to more closely match the requirements of the policyholder liabilities and DAC recoverability, particularly in Taiwan, where Nan Shan has approximately 30 percent of invested assets in foreign currencies. Using foreign currency denominated investments to support policyholder liabilities could increase the risk to and volatility of cash flows and income. AIG actively manages this risk through regular monitoring and selected hedging strategies.

     AIG actively manages the asset-liability relationship in its domestic operations. This relationship is more easily managed through the ample supply of qualified long-term investments.

     AIG uses asset-liability matching as a management tool worldwide to determine the composition of the invested assets and appropriate marketing strategies. As a part of these strategies, AIG may determine that it is economically advantageous to be temporarily in an unmatched position due to anticipated interest rate or other economic changes. In addition, the absence of long-dated fixed income instruments in certain markets may preclude a matched asset-liability position in those markets.

     A number of guaranteed benefits are offered on certain variable life and variable annuity products. See Note 21 of Notes to Financial Statements for a discussion of new accounting guidance for these benefits.

     DAC for life insurance and retirement services products arises from the deferral of those costs that vary with, and are directly related to, the acquisition of new or renewal business. Policy acquisition costs for life insurance products are generally deferred and amortized over the premium paying period of the policy. Policy acquisition costs which relate to universal life and investment-type products, including variable and fixed annuities (investment-oriented products) are deferred and amortized, with interest, as appropriate, in relation to the historical and future incidence of estimated gross profits to be realized over the estimated lives of the contracts. With respect to universal life and investment-oriented products, AIG’s policy, as appropriate, has been to adjust amortization assumptions for DAC when estimates of current or future gross profits to be realized from these contracts are revised. With respect to variable annuities sold domestically (representing the vast majority of AIG’s variable annuity business), the assumption for the long-term annual net growth rate of the equity markets used in the determination of DAC amortization is approximately ten percent. A methodology referred to as “reversion to the mean” is used to maintain this long-term net growth rate assumption, while giving consideration to short-term variations in equity markets. Estimated gross profits include investment income and gains and losses on investments less interest required as well as other charges in the contract less actual mortality and expenses. Current experience and changes in the expected future gross profits are analyzed to determine the effect on the amortization of

74 : FORM 10-K

American International Group, Inc. and Subsidiaries

DAC. The estimation of projected gross profits requires significant management judgment. The elements with respect to the current and projected gross profits are reviewed and analyzed quarterly and are adjusted appropriately.

     AIG’s variable annuity earnings will be affected by changes in market returns because separate account revenues, primarily composed of mortality and expense charges and asset management fees, are a function of asset values.

     DAC for both insurance-oriented and investment-oriented products as well as retirement services products are subject to review for recoverability, which involve estimating the future profitability of current business. This review also involves significant management judgment. If the actual emergence of future profitability were to be substantially different than that estimated, AIG’s results of operations could be significantly affected in future periods. See also Note 4 of Notes to Financial Statements.

Insurance and Asset Management Invested Assets

AIG’s investment strategy is to invest primarily in high quality securities while maintaining diversification to avoid significant exposure to issuer, industry and/or country concentrations. With respect to General Insurance, AIG’s strategy is to invest in longer duration fixed maturity investments to maximize the yields at the date of purchase. With respect to Life Insurance & Retirement Services, AIG’s strategy is to produce cash flows required to meet maturing insurance liabilities. See also the discussion under “Operating Review — Life Insurance & Retirement Services Operations” herein. AIG invests in equities for various reasons, including diversifying its overall exposure to interest rate risk. Available for sale bonds and equity securities are subject to declines in fair value. Such declines in fair value are presented in unrealized appreciation or depreciation of investments, net of taxes as a component of accumulated other comprehensive income. Generally, insurance regulations restrict the types of assets in which an insurance company may invest. When permitted by regulatory authorities and when deemed necessary to protect insurance assets, including invested assets, from adverse movements in foreign currency exchange rates, interest rates and equity prices, AIG and its insurance subsidiaries may enter into derivative transactions as end users. See also the discussion under “Derivatives” herein.

     In certain jurisdictions, significant regulatory and/or foreign governmental barriers exist which may not permit the immediate free flow of funds between insurance subsidiaries or from the insurance subsidiaries to AIG parent.

FORM 10-K :  75

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following tables summarize the composition of AIG’s insurance and asset management invested assets by segment, at December 31, 2004 and 2003:

		Life
		Insurance &				Percent Distribution
	General	Retirement	Asset		Percent
(dollars in millions)	Insurance	Services	Management	Total	of Total	Domestic	Foreign

2004
Fixed maturities:
Available for sale, at market value	$44,376	$259,602	$39,077	$343,055	68.4%	61.2%	38.8%
Held to maturity, at amortized cost	18,294	–	–	18,294	3.6	100.0	–
Trading securities, at market value	–	600	2,384	2,984	0.6	1.2	98.8
Equity securities:
Common stocks, at market value	4,165	11,280	177	15,622	3.1	21.9	78.1
Preferred stocks, at market value	1,466	565	–	2,031	0.4	91.9	8.1
Mortgage loans on real estate, policy and collateral loans	22	16,858	5,093	21,973	4.4	65.6	34.4
Short-term investments, including time deposits, and cash	2,113	5,515	9,679	17,307	3.4	37.1	62.9
Real estate	592	3,007	326	3,925	0.8	22.8	77.2
Investment income due and accrued	1,023	4,041	461	5,525	1.1	57.5	42.5
Securities lending collateral	4,889	35,726	9,357	49,972	10.0	85.3	14.7
Other invested assets	5,604	7,154	8,316	21,074	4.2	86.8	13.2

Total	$82,544	$344,348	$74,870	$501,762	100.0%	63.7%	36.3%

2003 (Restated)
Fixed maturities:
Available for sale, at market value	$41,610	$225,404	$32,453	$299,467	74.4%	64.0%	36.0%
Held to maturity, at amortized cost	8,037	–	–	8,037	2.0	100.0	–
Trading securities, at market value	–	282	–	282	0.1	100.0	–
Equity securities:
Common stocks, at market value	3,759	3,649	60	7,468	1.9	44.0	56.0
Preferred stocks, at market value	1,371	525	–	1,896	0.5	91.7	8.3
Mortgage loans on real estate, policy and collateral loans	25	15,546	5,228	20,799	5.2	68.5	31.5
Short-term investments, including time deposits, and cash	1,912	4,662	2,343	8,917	2.2	53.1	46.9
Real estate	569	2,903	285	3,757	0.9	28.6	71.4
Investment income due and accrued	797	3,343	410	4,550	1.1	60.1	39.9
Securities lending collateral	5,225	20,537	4,433	30,195	7.5	76.0	24.0
Other invested assets	4,898	6,056	5,965	16,919	4.2	88.8	11.2

Total	$68,203	$282,907	$51,177	$402,287	100.0%	66.1%	33.9%

Credit Quality

At December 31, 2004, approximately 63 percent of the fixed maturities investments were domestic securities. Approximately 32 percent of such domestic securities were rated AAA by one or more of the principal rating agencies. Approximately six percent were below investment grade or not rated.

     A significant portion of the foreign fixed income portfolio is rated by Moody’s, Standard & Poor’s (S&P) or similar foreign services. Similar credit quality rating services are not available in all overseas locations. AIG reviews the credit quality of the foreign portfolio nonrated fixed income investments, including mortgages. At December 31, 2004, approximately 20 percent of the foreign fixed income investments were either rated AAA or, on the basis of AIG’s internal analysis, were equivalent from a credit standpoint to securities so rated. Approximately four percent were below investment grade or not rated at that date. A large portion of the foreign fixed income portfolio are sovereign fixed maturity securities supporting the policy liabilities in the country of issuance.

     Any fixed income security may be subject to downgrade for a variety of reasons subsequent to any balance sheet date.

Valuation of Invested Assets

AIG has the ability to hold any fixed maturity security to its stated maturity, including those fixed maturity securities classified as available for sale. Therefore, the decision to sell any such fixed maturity security classified as available for sale reflects the judgment of AIG’s management that the security sold is unlikely to provide, on a relative value basis, as attractive a return in the future as alternative securities entailing comparable risks. With respect to distressed securities, the sale decision reflects management’s judgment that the risk-discounted anticipated ultimate recovery is less than the value achievable on sale.

76 : FORM 10-K

American International Group, Inc. and Subsidiaries

     The valuation of invested assets involves obtaining a market value for each security. The source for the market value is generally from market exchanges or dealer quotations, with the exception of nontraded securities.

     If AIG chooses to hold a security, it evaluates the security for an impairment in valuation. As a matter of policy, the determination that a security has incurred an other-than-temporary decline in value and the amount of any loss recognition requires the judgment of AIG’s management and a continual review of its investments.

     In general, a security is considered a candidate for impairment if it meets any of the following criteria:

•	Trading at a significant (25 percent or more) discount to par, amortized cost (if lower) or cost for an extended period of time (nine months or longer);

•	The occurrence of a discrete credit event resulting in (i) the issuer defaulting on a material outstanding obligation; or (ii) the issuer seeking protection from creditors under the bankruptcy laws or any similar laws intended for the court supervised reorganization of insolvent enterprises; or (iii) the issuer proposing a voluntary reorganization pursuant to which creditors are asked to exchange their claims for cash or securities having a fair value substantially lower than par value of their claims; or

•	In the opinion of AIG’s management, it is possible that AIG may not realize a full recovery on its investment, irrespective of the occurrence of one of the foregoing events.

     Once a security has been identified as impaired, the amount of such impairment is determined by reference to that security’s contemporaneous market price and recorded as a charge to earnings.

     As a result of these policies, AIG recorded impairment losses net of taxes of approximately $369 million, $1.0 billion and $595 million in 2004, 2003 and 2002, respectively. The recovery in global equity and credit markets and reasonably steady domestic interest rates were the primary reasons for the decline in impairment loss recognition from 2003 to 2004.

     No impairment charge with respect to any one single credit was significant to AIG’s consolidated financial condition or results of operations, and no individual impairment loss exceeded 0.7 percent of consolidated net income for 2004.

     Excluding the impairments noted above, the changes in market value for AIG’s available for sale portfolio, which constitutes the vast majority of AIG’s investments, were recorded in accumulated other comprehensive income as unrealized gains or losses, net of tax.

     At December 31, 2004, the fair value of AIG’s fixed maturities and equity securities aggregated to $384.0 billion. At December 31, 2004, aggregate unrealized gains after taxes for fixed maturity and equity securities were $11.5 billion. At December 31, 2004, the aggregate unrealized losses after taxes of fixed maturity and equity securities were approximately $1.2 billion.

     The effect on net income of unrealized losses after taxes will be further mitigated upon realization, because certain realized losses will be charged to participating policyholder accounts, and realization will result in current decreases in the amortization of certain deferred policy acquisition costs.

     At December 31, 2004, unrealized losses for fixed maturity securities and equity securities did not reflect any significant industry concentrations.

The amortized cost of fixed maturities available for sale in an unrealized loss position at December 31, 2004, by contractual maturity, is shown below:

(in millions)	Amortized Cost

Due in one year or less	$1,637
Due after one year through five years	13,310
Due after five years through ten years	22,334
Due after ten years	28,824

Total	$66,105

     In the twelve months ended December 31, 2004, the pretax realized losses incurred with respect to the sale of fixed maturities and equity securities were $1.8 billion. The aggregate fair value of securities sold was $31.7 billion, which was approximately 95 percent of amortized cost. The average period of time that securities sold at a loss during the twelve months ended December 31, 2004 were trading continuously at a price below book value was approximately four months.

FORM 10-K :  77

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

At December 31, 2004, aggregate pretax unrealized gains were $17.8 billion, while the pretax unrealized losses with respect to investment grade bonds, below investment grade bonds and equity securities were $1.3 billion, $284 million and $256 million, respectively. Aging of the pretax unrealized losses with respect to these securities, distributed as a percentage of cost relative to unrealized loss (the extent by which the market value is less than amortized cost or cost), including the number of respective items, was as follows:

	Less than or equal to			Greater than 20% to			Greater than 50%
	20% of Cost(a)			50% of Cost(a)			of Cost(a)			Total

Aging	Unrealized			Unrealized			Unrealized			Unrealized
(dollars in millions)	Cost(a)	Loss	Items	Cost(a)	Loss	Items	Cost(a)	Loss	Items	Cost(a)	Loss(b)	Items

Investment grade bonds
0-6 months	$29,918	$265	2,736	$11	$4	1	$2	$2	9	$29,931	$271	2,746
7-12 months	18,614	348	1,765	65	16	1	–	–	–	18,679	364	1,766
>12 months	12,561	604	1,158	203	50	32	2	1	1	12,766	655	1,191

Total	$61,093	$1,217	5,659	$279	$70	34	$4	$3	10	$61,376	$1,290	5,703

Below investment grade bonds
0-6 months	$2,190	$58	249	$15	$4	11	$4	$3	20	$2,209	$65	280
7-12 months	1,058	47	174	15	5	7	9	6	14	1,082	58	195
>12 months	1,220	101	217	204	51	63	14	9	4	1,438	161	284

Total	$4,468	$206	640	$234	$60	81	$27	$18	38	$4,729	$284	759

Total bonds
0-6 months	$32,108	$323	2,985	$26	$8	12	$6	$5	29	$32,140	$336	3,026
7-12 months	19,672	395	1,939	80	21	8	9	6	14	19,761	422	1,961
>12 months	13,781	705	1,375	407	101	95	16	10	5	14,204	816	1,475

Total	$65,561	$1,423	6,299	$513	$130	115	$31	$21	48	$66,105	$1,574	6,462

Equity securities
0-6 months	$1,563	$78	570	$87	$25	54	$13	$13	48	$1,663	$116	672
7-12 months	446	38	223	311	93	80	15	9	42	772	140	345
>12 months	–	–	–	–	–	–	–	–	–	–	–	–

Total	$2,009	$116	793	$398	$118	134	$28	$22	90	$2,435	$256	1,017

(a)	For bonds, represents amortized cost.
(b)	As more fully described above, upon realization, certain realized losses will be charged to participating policyholder accounts, or realization will result in a current decrease in the amortization of certain deferred policy acquisition costs.

     As stated previously, the valuation for AIG’s investment portfolio comes from market exchanges or dealer quotations, with the exception of nontraded securities. AIG considers nontraded securities to mean certain fixed income investments, certain structured securities, direct private equities, limited partnerships, and hedge funds. The aggregate carrying value of these securities at December 31, 2004 was approximately $65.0 billion, or approximately 13 percent of the portfolio.

     The methodology used to estimate fair value of nontraded fixed income investments is by reference to traded securities with similar attributes and using a matrix pricing methodology. This technique takes into account such factors as the industry, the security’s rating and tenor, its coupon rate, its position in the capital structure of the issuer, and other relevant factors. The change in fair value is recognized as a component of accumulated other comprehensive income, net of tax.

     For certain structured securities, the carrying value is based on an estimate of the security’s future cash flows pursuant to the requirements of Emerging Issues Task Force Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.” The change in carrying value is recognized in income.

     Hedge funds and limited partnerships in which AIG holds in the aggregate less than a five percent interest are carried at fair value. The change in fair value is recognized as a component of accumulated other comprehensive income, net of tax.

     With respect to hedge funds and limited partnerships in which AIG holds in the aggregate a five percent or greater interest, AIG uses the equity method to record these investments. Changes in value are recorded in earnings.

     AIG obtains the fair value of its investments in limited partnerships and hedge funds from information provided by the general partner or manager of each of these investments, the accounts of which are generally audited on an annual basis.

     Each of these investment categories is regularly tested to determine if impairment in value exists. Various valuation techniques are used with respect to each category in this determination.

78 : FORM 10-K

American International Group, Inc. and Subsidiaries

Financial Services Operations

AIG’s Financial Services subsidiaries engage in diversified activities including aircraft leasing, capital market transactions, and consumer and insurance premium financing. See also Note 3 of Notes to Financial Statements.

Aircraft Finance

AIG’s Aircraft Finance operations represent the operations of ILFC, which generates its revenues primarily from leasing new and used commercial jet aircraft to domestic and foreign airlines. Revenues also result from the remarketing of commercial jets for its own account, for airlines and for financial institutions.

     ILFC finances its purchases of aircraft primarily through the issuance of a variety of debt instruments. The composite borrowing rates at December 31, 2004, 2003 and 2002 were 4.34 percent, 4.53 percent and 4.73 percent, respectively. See also the discussions under “Capital Resources” and “Liquidity” herein and Notes 3 and 9 of Notes to Financial Statements.

     ILFC is exposed to operating loss and liquidity strain through nonperformance of aircraft lessees, through owning aircraft which it would be unable to sell or re-lease at acceptable rates at lease expiration and, in part, through committing to purchase aircraft which it would be unable to lease.

     ILFC manages its lessee nonperformance exposure through credit reviews and security deposit requirements. As a result of these measures and its own contingency planning, ILFC did not suffer any material losses from airline shutdowns in the aftermath of the September 11 terrorist attacks, but there can be no assurance that ILFC will successfully manage the risks relating to the effect of possible future deterioration in the airline industry. Over 80 percent of ILFC’s fleet is leased to non-U.S. carriers, and this fleet, comprised of the most efficient aircraft in the airline industry, continues to be in high demand from such carriers.

     ILFC typically contracts to re-lease aircraft before the end of the existing lease term. For aircraft returned before the end of the lease term, ILFC has generally been able to re-lease such aircraft within two to six months of its return. While some of the lease rates for aircraft that have been redeployed are lower, the effect of these reduced revenues is partially offset by low interest rates, which reduces ILFC’s financing costs. As a lessor, ILFC considers an aircraft “idle” or “off lease” when the aircraft is not subject to a signed lease agreement or signed letter of intent. ILFC had one aircraft off lease at December 31, 2004. As of March 31, 2005, all new aircraft deliveries in 2005 have been leased, and 92 percent of 2006 new aircraft deliveries have been leased. See also the discussions under “Capital Resources” and “Liquidity” herein.

     ILFC sold two portfolios consisting of 34 and 37 aircraft in 2004 and 2003, respectively, to two trusts connected to securitization transactions. Certain of AIG’s Life Insurance & Retirement Services businesses purchased a large share of the securities issued in connection with these securitizations, which included both debt and equity securities.

     Management formally reviews regularly, and no less frequently than quarterly, issues affecting ILFC’s fleet, including events and circumstances that may cause impairment of aircraft values. Management evaluates aircraft in the fleet as necessary, based on these events and circumstances in accordance with Statement of Financial Accounting Standards No. 144 – “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS 144). ILFC has not recognized any impairment related to its fleet, as the existing service potential of the aircraft in ILFC’s portfolio has not been diminished. Further, ILFC has been able to re-lease the aircraft without diminution in lease rates to an extent that would require an impairment write-down. See also the discussions under “Liquidity” herein.

Capital Markets

AIG’s Capital Markets operations represents the integrated operations of AIGFP and AIGTG. The integration of its Capital Markets operations has produced and will continue to produce greater efficiencies and product synergies as well as growth opportunities. As Capital Markets is a transaction-oriented operation, current and past revenues and operating results may not provide a basis for predicting future performance. Also, AIG’s Capital Markets operations may be adversely affected by the downgrades in AIG’s credit ratings. See “Certain Factors Affecting AIG’s Business – AIG’s Credit Ratings,” for a further discussion of the potential effect of the rating downgrades on AIG’s Capital Markets businesses.

     AIG’s Capital Markets operations derive substantially all their revenues from proprietary positions entered in connection with counterparty transactions rather than from speculative transactions. These subsidiaries participate in the derivatives dealer market conducting, primarily as principal, an interest rate, currency, equity, commodity, and credit products business.

     As a dealer, AIGFP marks all derivative and trading transactions to fair value daily. Thus, a gain or loss on each transaction is recognized daily. Under GAAP, certain gains and losses are required to be recorded immediately in earnings, whereas in other instances, they are required to be recognized over the life of the underlying contracts. AIGFP hedges the market risks arising from its transactions. Therefore, revenues and operating income are not significantly exposed to or af-

FORM 10-K :  79

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

fected by market fluctuations and volatility except for the volatility resulting from FAS 133 adjustments on positions that did not qualify for hedge accounting. See the discussion of the effect of FAS 133 under “Restatement of Previously Issued Financial Statements” herein. Revenues of the Capital Markets operations and the percentage change in revenues for any given period are significantly affected by the number and size of transactions entered into by these subsidiaries during that period relative to those entered into during the prior period. Operating income and the percentage change in operating income for any period are determined by the number, size and profitability of the transactions attributable to that period relative to those attributable to the prior period. Generally, the realization of trading revenues as measured by the receipt of funds is not a significant reporting event as the gain or loss on AIGFP’s trading transactions are currently reflected in operating income as the fair values change from period to period.

     Derivative transactions are entered into in the ordinary course of Capital Markets operations. Therefore, income on interest rate, currency, equity, commodity, and credit derivatives, along with their related hedges, are recorded on a mark to market value or at estimated fair value where market prices are not readily available with the resulting unrealized gains or losses reflected in the income statement in the current year. In 2004, less than five percent of revenues resulted from transactions valued at estimated fair value. The mark to fair value of derivative transactions is reflected in the balance sheet in the captions “Unrealized gain on swaps, options and forward transactions” and “Unrealized loss on swaps, options and forward transactions.” Pursuant to ISDA Master Agreements, unrealized gains represent the present value of the aggregate of each net receivable by counterparty, and the unrealized losses represent the present value of the aggregate of each net payable by counterparty as of December 31, 2004. These amounts will change from one period to the next due to changes in interest rates, currency rates, equity and commodity prices and other market variables, as well as cash movements, execution of new transactions and the maturing of existing transactions. See also the discussion under “Derivatives” herein and Note 20 of Notes to Financial Statements.

     Spread income on investments and borrowings is recorded on an accrual basis over the life of the transaction. Investments are classified as securities available for sale and are marked to market with the resulting unrealized gains or losses reflected in accumulated other comprehensive income. AIGFP hedges the economic exposure on its investments and borrowings through its derivatives portfolio. The requirements under FAS 133 hedge accounting were not met for certain of these hedge transactions for the years ending December 31, 2004, 2003, 2002, 2001 and 2000. Where hedge accounting is not achieved, previous adjustments to record the change in value of investments and borrowings in income were required to be reversed.

     The related investments continue to be classified as securities available for sale. The related U.S. dollar denominated borrowings are carried at cost. AIGFP borrowings in any currency other than the U.S. dollar result in unrealized foreign exchange gains or losses reported as income.

Consumer Finance

Domestically, AIG’s Consumer Finance operations derive a substantial portion of their revenues from finance charges assessed on outstanding mortgages, home equity loans, secured and unsecured consumer loans and retail merchant financing. Credit quality continues to be strong and receivables grew substantially. Overseas operations, particularly those in emerging markets, provide credit cards, personal and auto loans, term deposits, savings accounts, sales finance and mortgages.

     Consumer Finance operations are exposed to loss when contractual payments are not received. Collection exposure is managed through tight underwriting controls, mix of loans and collateral thereon.

Financial Services operations for 2004, 2003 and 2002 were as follows:

	2004	2003	2002
(in millions)		(Restated)	(Restated)

Revenues(a):
Aircraft Finance(b)	$3,251	$3,042	$2,845
Capital Markets(c)(d)	1,650	549	1,212
Consumer Finance(e)	2,978	2,642	2,473
Other	103	108	74

Total	$7,982	$6,341	$6,604

Operating income (loss)(a):
Aircraft Finance	$712	$777	$795
Capital Markets(d)	1,026	(241)	524
Consumer Finance	808	623	507
Other, including intercompany adjustments	67	75	44

Total	$2,613	$1,234	$1,870

(a)	Includes the unrealized gain (loss) attributable to economic hedges not qualifying for hedge accounting treatment under FAS 133, including the related foreign exchange gains and losses. For 2004, 2003 and 2002, the effect was $(27) million, $49 million and $20 million, respectively, in operating income for Aircraft Finance and $215 million, $(1.09) billion and $(192) million in both revenues and operating income for Capital Markets.

(b)	Revenues were primarily from ILFC aircraft lease rentals.

(c)	Revenues, shown net of interest expense, were primarily from AIGFP hedged proprietary positions entered into in connection with counterparty transactions.

(d)	Certain transactions entered into by AIGFP generate tax credits and benefits which are shown in the income tax line on the consolidated statement of income. Thus, this source of income is not reflected in the revenues and operating income categories. The amount of tax credits and benefits for the years ended December 31, 2004, 2003 and 2002 are $114 million, $130 million and $107 million, respectively.

(e)	Revenues were primarily finance charges.

80 : FORM 10-K

American International Group, Inc. and Subsidiaries

Financial Services Results

Financial Services operating income increased in 2004 compared to 2003. Fluctuations in revenues and operating income from quarter to quarter are not unusual because of the transaction-oriented nature of Capital Markets operations and the volatility resulting from the accounting treatment for the economic hedges under FAS 133. Capital Markets operating income was also negatively affected in 2004 by the costs of the PNC settlement. See Item 3. Legal Proceedings.

     To the extent the Financial Services subsidiaries, other than AIGFP, use derivatives to hedge their assets or liabilities with respect to their future cash flows, and such hedges do not qualify for hedge accounting treatment under FAS 133 (as previously discussed in Restatement of Previously Issued Financial Statements), the changes in fair value of such derivatives are recorded in realized capital gains (losses) or other revenues.

     Financial market conditions in 2004 compared with 2003 were characterized by interest rates which were broadly unchanged across fixed income markets globally, a tightening of credit spreads and higher equity valuations. Capital Markets results in 2004 compared with 2003 reflected a shift in product segment activity to respond to these conditions. See also Note 20 of Notes to Financial Statements.

     The most significant component of Capital Markets operating expenses is compensation, which was approximately $497 million, $616 million and $557 million in 2004, 2003 and 2002, respectively. The amount of compensation was not affected by unrealized gains or losses attributable to economic hedges, including the related foreign exchange gains and losses not qualifying for hedge accounting treatment under FAS 133.

     The decrease in Aircraft Finance operating income reflects the effect of the disposition of approximately $2 billion in aircraft through securitizations in the third quarter 2003 and first quarter 2004. Offsetting the benefit to operating income of the growth in ILFC’s aircraft fleet is a decrease of its lease margin for 2004 compared to 2003.

     With respect to ILFC, the revenue growth in each year resulted primarily from the increase in flight equipment under operating lease, despite the aforementioned effect of securitizations, and the increase in the relative value of the leased fleet. The decline in ILFC’s operating income for 2003 was largely a result of the decline in aircraft remarketing due to the relatively weak market conditions for the sale of secondhand aircraft.

     ILFC continued to see net improvements in lease rates and an increasing level of interest from traditional buyers, third-party investors and debt providers for the purchase of aircraft from ILFC’s extensive lease portfolio. Thus, the outlook for 2005 is positive.

     In connection with a global aircraft lease transaction entered into in 2000 for a total of 14 aircraft, ILFC acquired certain securities of and issued certain guarantees to ATA Airlines and related entities (ATA). During the fourth quarter of 2004, ATA filed for protection under Chapter 11 of the U.S. Bankruptcy Code. On the basis of estimates of the probable outcome of the ATA bankruptcy, ILFC recorded a charge in the fourth quarter to write down the value of the ATA securities and record obligations assumed under the guarantee. The pre-tax charges aggregated $54 million (reported as a realized capital loss) and did not have a material effect on AIG’s results of operations, financial condition or liquidity.

     ATA has cured all of the defaults under the existing leases and continues to perform under the leases at the pre-bankruptcy contracted lease terms.

     Consumer Finance operations, both domestically and internationally, did very well with increased revenues and operating income.

     The increase in Consumer Finance revenues in 2004 was the result of growth in average finance receivables. Credit quality continues to be strong. Foreign Consumer Finance operations performed well, as the operations in Poland continued its strong growth, and the Hong Kong credit card business benefited from the strengthening local economy, resulting in less need for loan loss provisions. Further, reductions of the cost to borrow led to an improvement in the operating income in 2003 over 2002.

     Financial Services operating income represented 17.5 percent of AIG’s consolidated income before income taxes, minority interest and cumulative effect of accounting changes in 2004. This compares to 10.6 percent and 23.4 percent in 2003 and 2002, respectively. The increase in contribution percentage in 2004 and the decrease in 2003 was primarily due to the fluctuation in earnings resulting from derivatives that did not qualify for hedge accounting under FAS 133. The decrease in contribution percentage in 2003 was also influenced by the effect of the 2002 General Insurance loss reserve charge on General Insurance operating income and the reduced contribution of General Insurance operations to income before income taxes, minority interest and cumulative effect of accounting changes.

FORM 10-K :  81

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Financial Services Invested Assets

The following table is a summary of the composition of AIG’s Financial Services invested assets at December 31, 2004 and 2003. See also the discussions under “Operating Review — Financial Services Operations”, “Capital Resources” and “Derivatives” herein.

			2003
	2004		(Restated)

	Invested	Percent of	Invested	Percent of
(dollars in millions)	Assets	Total	Assets	Total

Flight equipment primarily under operating leases, net of accumulated depreciation	$32,705	22.4%	$30,343	24.3%
Finance receivables, net of allowance	23,574	16.2	17,500	14.0
Unrealized gain on swaps, options and forward transactions	22,670	15.5	21,459	17.2
Securities available for sale, at market value	30,448	20.9	24,042	19.2
Trading securities, at market value	3,142	2.1	4,418	3.5
Securities purchased under agreements to resell, at contract value	26,272	18.0	20,819	16.7
Trading assets	3,331	2.3	2,277	1.8
Spot commodities, at market value	95	0.1	250	0.2
Other, including short-term investments	3,625	2.5	3,896	3.1

Total	$145,862	100.0%	$125,004	100.0%

     As previously discussed, the cash used for the purchase of flight equipment is derived primarily from the proceeds of ILFC’s debt financings. The primary sources for the repayment of this debt and the interest expense thereon are the cash flow from operations, proceeds from the sale of flight equipment and the rollover and refinancing of the prior debt. During 2004, ILFC acquired flight equipment costing $4.96 billion. See also the discussion under “Operating Review — Financial Services Operations” and “Capital Resources” herein.

     At December 31, 2004, ILFC had committed to purchase 371 new and used aircraft deliverable from 2005 through 2010 at an estimated aggregate purchase price of $21.6 billion and had options to purchase six new aircraft deliverable through 2007 at an estimated aggregate purchase price of $361 million. As of March 31, 2005, ILFC has entered into leases for all of the new aircraft to be delivered in 2005, 86 of 93 of the new aircraft to be delivered in 2006 and 29 of 166 of the new aircraft to be delivered subsequent to 2006. ILFC will be required to find customers for any aircraft currently on order and any aircraft to be ordered, and it must arrange financing for portions of the purchase price of such equipment. In a rising interest rate environment, ILFC negotiates higher lease rates on any new contracts. ILFC has been successful to date both in placing its new aircraft on lease or under sales contract and obtaining adequate financing, but there can be no assurance that such success will continue in future environments.

     AIG’s Consumer Finance operations provide a wide variety of consumer finance products both domestically and overseas. Such products include real estate mortgages, consumer loans, and retail sales finance. These products are funded through deposits and various borrowings including commercial paper and medium term notes. AIG’s Consumer Finance operations are exposed to credit risk and risk of loss resulting from adverse fluctuations in interest rates. Over half of the loan balance is related to real estate loans which are substantially collateralized by the related properties.

     With respect to credit losses, the allowance for finance receivable losses is maintained at a level considered adequate to absorb anticipated credit losses existing in that portfolio.

     Capital Markets derivative transactions are carried at market value or at estimated fair value when market prices are not readily available. AIGFP reduces its economic risk exposure through similarly valued offsetting transactions including swaps, trading securities, options, forwards and futures. The estimated fair values of these transactions represent assessments of the present value of expected future cash flows. These transactions are exposed to liquidity risk if AIGFP were required to sell or close out the transactions prior to maturity. AIG believes that the effect of any such event would not be significant to AIG’s financial condition or its overall liquidity. See also the discussion under “Operating Review — Financial Services Operations” and “Derivatives” herein.

     AIGFP uses the proceeds from the issuance of notes and bonds and GIA borrowings to invest in a diversified portfolio of securities, including securities available for sale, at market, and derivative transactions. The funds may also be temporarily invested in securities purchased under agreements to resell. The proceeds from the disposal of the aforementioned securities available for sale and securities purchased under agreements to resell have been used to fund the maturing GIAs or other AIGFP financings. See also the discussion under “Capital Resources” herein.

82 : FORM 10-K

American International Group, Inc. and Subsidiaries

     Securities available for sale is predominately a portfolio of debt securities, where the individual securities have varying degrees of credit risk. At December 31, 2004, the average credit rating of this portfolio was AA+ or the equivalent thereto as determined through rating agencies or internal review. AIGFP has also entered into credit derivative transactions to economically hedge its credit risk associated with $225 million of these securities. Securities deemed below investment grade at December 31, 2004 amounted to approximately $62 million in fair value representing 0.2 percent of the total AIGFP securities available for sale. There have been no significant downgrades through March 31, 2005.

     AIGFP’s risk management objective is to minimize interest rate, currency, commodity and equity risks associated with its securities available for sale. That is, when AIGFP purchases a security for its securities available for sale investment portfolio, it simultaneously enters into an offsetting internal hedge such that the payment terms of the hedging transaction offset the payment terms of the investment security, which achieves the economic result of converting the return on the underlying security to USD LIBOR plus or minus a spread based on the underlying profit on each security on the initial trade date. The market risk associated with such internal hedges is managed on a portfolio basis, with third party hedging transactions executed as necessary. As hedge accounting treatment is not achieved in accordance with FAS 133, the unrealized gains and losses on these securities, resulting from changes in interest rates, currency rates, commodity and equity prices, are recorded in accumulated other comprehensive income while the unrealized gains and losses on the related economic hedges are reflected in operating income. When a security is sold, the related hedging transaction is terminated. The realized gain or loss with respect to each security is then recorded in operating income.

     Securities purchased under agreements to resell are treated as collateralized financing transactions. AIGFP takes possession of or obtains a security interest in securities purchased under agreements to resell. AIGFP further minimizes its credit risk by monitoring counterparty credit exposure and, when it deems necessary, it requires additional collateral to be deposited. Trading securities, at market value are marked to market daily and are held to meet the short-term risk management objectives of AIGFP.

     AIGFP is exposed to credit risk. If its securities available for sale portfolio were to suffer significant default and the collateral held declined significantly in value with no replacement, or the credit default swap counterparty failed to perform, AIGFP could have a liquidity strain. AIG guarantees AIGFP’s payment obligations, including its debt obligations.

     AIGFP also conducts, as principal, market-making and trading activities in foreign exchange and commodities, primarily precious metals. AIGFP owns inventories in the commodities in which it trades and may reduce the exposure to market risk through the use of swaps, forwards, futures, and option contracts. AIGFP uses derivatives to manage the economic exposure of its various trading positions and transactions from adverse movements of interest rates, foreign currency exchange rates and commodity prices. AIGFP supports its trading activities largely through trading liabilities, unrealized losses on swaps, short-term borrowings, securities sold under agreements to repurchase and securities and commodities sold but not yet purchased. See also the discussions under “Capital Resources” herein and Note 20 of Notes to Financial Statements.

The gross unrealized gains and gross unrealized losses of Capital Markets operations included in the financial services assets and liabilities at December 31, 2004 were as follows:

	Gross	Gross
	Unrealized	Unrealized
(in millions)	Gains	Losses

Securities available for sale, at market value(a)	$1,706	$103
Unrealized gain/loss on swaps, options and forward transactions(b)	22,670	18,132

(a)	See also Note 8(h) of Notes to Financial Statements.
(b)	These amounts are also presented as the respective balance sheet amounts.

     AIGFP’s interest rate and currency risks on securities available for sale, at market, are economically managed by taking internal offsetting positions on a security by security basis with its derivatives portfolio, thereby offsetting a significant portion of the unrealized appreciation or depreciation. As previously discussed in “Financial Services Results” these economic offsets do not meet the hedge accounting requirements of FAS 133.

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

FORM 10-K :  83

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     AIG actively manages the exposures to limit potential losses, while maximizing the rewards afforded by these business opportunities. In doing so, AIG must continually manage a variety of exposures including credit, market, liquidity, operational and legal risks.

     AIGFP held a large portfolio of privately negotiated financing transactions with institutional counterparties in the United Kingdom. Certain provisions in the UK Finance Bill that was published by the House of Commons on March 22, 2005 have caused AIGFP’s counterparties to exercise rights to unwind these transactions early. Although the unwind of these transactions will not cause AIGFP to suffer any losses, the unwinds do mean that AIGFP will not realize spread income in the future that AIGFP expects it would have realized had the transactions remained outstanding. The aggregate reduction in 2005 operating income attributable to such foregone future accrual earnings is currently expected to be approximately $75 million.

Asset Management Operations

AIG’s Asset Management operations comprise a wide variety of investment-related services and investment products including institutional and retail asset management, broker dealer services and spread-based investment business from the sale of guaranteed investment contracts, also known as funding agreements (GICs). Such services and products are offered to individuals and institutions both domestically and overseas.

     As discussed above, AIG Retirement Services operations are now reported with Life Insurance operations. Therefore, Asset Management operations now represent the results of AIG’s asset management and brokerage services operations, mutual fund operations and the foreign and domestic GIC operations.

Asset Management revenues and operating income for 2004, 2003 and 2002 were as follows:

	2004	2003	2002
(in millions)		(Restated)	(Restated)

Revenues:
Guaranteed Investment Contracts	$3,191	$2,621	$2,559
Institutional Asset Management(a)	1,035	661	547
Brokerage Services and Mutual Funds	249	206	227
Other	217	155	152

Total	$4,692	$3,643	$3,485

Operating income:
Guaranteed Investment Contracts	$1,014	$657	$674
Institutional Asset Management(a)(b)	501	217	140
Brokerage Services and Mutual Funds	70	60	48
Other	205	144	144

Total	$1,790	$1,078	$1,006

(a)	Includes AIG Global Investment Group and certain smaller asset management operations.

(b)	Includes the results of certain AIG managed private equity and real estate funds that are consolidated effective December 31, 2003 pursuant to FIN46R, “Consolidation of Variable Interest Entities”. For 2004, operating income includes $195 million of third-party limited partner earnings offset in Minority interest expense.

Asset Management Results

Asset Management operating income increased in 2004 as a result of the upturn in worldwide financial markets and a strong global product portfolio. The operating income growth results from fees related to the management of mutual funds and various investment portfolios that are, in great part, contingent upon the growth in the equity markets and customer interest in equity sensitive products. Thus, as equity markets expand and contract, the appetite for listed and private equity investments changes. The revenues and operating income with respect to this segment are similarly affected. GICs are sold domestically and abroad to both institutions and individuals. These products are written on an opportunistic basis when market conditions are favorable. Thus, revenues, operating income and cash flow attributable to GICs will vary from one reporting period to the next. AIG expects to launch a matched investment program utilizing issuances of AIG debt securities, which will become AIG’s principal spread-based investment activity. In light of recent developments, the timing of the launch of this program is unclear. See “Certain Factors Affecting AIG’s Business — Access to Capital Markets” for a discussion of how the timing of this program may be delayed. Because AIG’s credit spreads in the capital markets have widened following the ratings declines, there may be a reduction in the earnings on new business in AIG’s institutional spread based funding business.

     Asset Management operating income represented 12.0 percent of AIG’s consolidated income before income taxes, minority interest and cumulative effect of accounting changes in 2004. This compares to 9.2 percent and 12.6 percent in 2003 and 2002, respectively.

     At December 31, 2004, AIG’s third-party assets under management, including both retail mutual funds and institu-

84 : FORM 10-K

American International Group, Inc. and Subsidiaries

tional accounts, approximated $53 billion and the aggregate GIC reserve was $54.1 billion.

Other Operations

Other income (deductions)-net includes AIG’s equity in certain minor majority-owned subsidiaries and certain partially owned companies, realized foreign exchange transaction gains and losses in substantially all currencies and unrealized gains and losses in hyperinflationary currencies, the cash distributions on the liabilities connected to trust preferred stock, as well as the income and expenses of the parent holding company and other miscellaneous income and expenses. Other income (deductions)-net amounted to $(334) million, $(1.17) billion and $(606) million in 2004, 2003 and 2002, respectively. AIG’s equity in certain partially owned subsidiaries includes $96 million in catastrophe losses in 2004. The decline in 2003 was primarily the result of increases in pension and interest expenses.

Capital Resources

At December 31, 2004, AIG had total consolidated shareholders’ equity of $80.61 billion and total borrowings of $95.26 billion. At that date, $85.28 billion of such borrowings were either not guaranteed by AIG or were AIGFP’s matched borrowings under obligations of guaranteed investment agreements (GIAs) or matched notes and bonds payable.

Borrowings

At December 31, 2004, AIG’s net borrowings were $8.50 billion after reflecting amounts that were matched borrowings under AIGFP’s obligations of GIAs, matched notes and bonds payable, amounts not guaranteed by AIG and liabilities connected to trust preferred stock. The following table summarizes borrowings outstanding at December 31, 2004 and 2003 (Restated):

December 31,		2003
(in millions)	2004	(Restated)

AIG’s net borrowings	$8,498	$7,469
Liabilities connected to trust preferred stock	1,489	1,682
AIGFP
GIAs	18,919	15,337
Matched notes and bonds payable	20,624	16,735
Borrowings not guaranteed by AIG	45,733	38,986

Total debt	$95,263	$80,209

Borrowings issued or guaranteed by AIG and those borrowings not guaranteed by AIG at December 31, 2004 and 2003 (Restated) were as follows:

December 31,		2003
(in millions)	2004	(Restated)

AIG borrowings:
Medium term notes	$667	$791
Notes and bonds payable	2,980	3,141
Loans and mortgages payable	349	337

Total	3,996	4,269

Borrowings guaranteed by AIG:
AIGFP
GIAs	18,919	15,337
Notes and bonds payable	21,062	17,468

Total	39,981	32,805

AIG Funding, Inc. commercial paper	2,969	1,223

AGC Notes and bonds payable	1,095	1,244

Liabilities connected to trust preferred stock	1,489	1,682

Total borrowings issued or guaranteed by AIG	49,530	41,223

Borrowings not guaranteed by AIG:
ILFC
Commercial paper	2,670	1,575
Medium term notes	5,972	5,960
Notes and bonds payable(a)	15,734	14,431
Loans and mortgages payable(b)	40	143

Total	24,416	22,109

AGF
Commercial paper	3,686	2,877
Medium term notes	13,709	9,704
Notes and bonds payable	1,585	1,739

Total	18,980	14,320

Commercial paper:
AIG Credit Card Company (Taiwan)	359	250
AIG Finance (Taiwan) Limited	9	13

Total	368	263

Loans and mortgages payable:
AIGCFG	792	624
AIG Finance (Hong Kong) Limited	49	161

Total	841	785

Other Subsidiaries	829	725

(continued)

FORM 10-K :  85

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

December 31,		2003
(in millions)	2004	(Restated)

Variable Interest Entity debt:
ILFC(c)	–	464
AIG Global Investment Group	–	6
AIG Global Real Estate Investment	8	–
AIG Capital Partners	165	148
AIG SunAmerica	126	166

Total	299	784

Total borrowings not guaranteed by AIG	45,733	38,986

Total debt	$95,263	$80,209

(a)	Includes borrowings under Export Credit Facility of $1.7 billion.
(b)	Capital lease obligations.

(c)	Synthetic lease obligations expired in September 2004.

For a description of the effects on AIG’s capital resources, including the cost of borrowing, of recent downgrades and rating actions by the major rating agencies, see the discussion under “Outlook” herein and “Certain Factors Affecting AIG’s Business — AIG’s Credit Ratings,” as well as Note 9 of Notes to Financial Statements.

     During 2004, AIG did not issue any medium term notes, and $124 million of previously issued notes matured or were redeemed. AIG completed an exchange offer in April 2004 with respect to Rule 144A/ Regulation S Notes and issued in exchange substantially identical notes that are registered under the Securities Act. On August 15, 2004, Eurodollar zero coupon notes with a face value of $189 million matured. AIG intends to continue its customary practice of issuing debt securities from time to time to meet its financing needs and those of certain of its subsidiaries for general corporate purposes, as well as to initiate a matched investment program. However AIG’s ability to do so may be limited due to the delay in filing its periodic financial reports. See “Certain Factors Affecting AIG’s Business — Access to Capital Markets.”

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

     AIGFP uses the proceeds from the issuance of notes and bonds and GIA borrowings to invest in a diversified portfolio of securities and derivative transactions. The borrowings may also be temporarily invested in securities purchased under agreements to resell. See also the discussions under “Operating Review,” “Liquidity” and “Derivatives” herein and Notes 1, 8, 9 and 20 of Notes to Financial Statements.

     AIGFP has established a Euro Medium Term Note Program under which an aggregate principal amount of up to $5.0 billion of notes may be outstanding. The program provides that additional notes may be issued to replace matured or redeemed notes. As of December 31, 2004, $7.24 billion of notes had been issued under the program, $4.57 billion of which were outstanding, including $213 million resulting from foreign exchange translation into U.S. dollars. Notes issued under this program are included in Notes and Bonds Payable in the preceding table of borrowings.

     AIG Funding, Inc. (AIG Funding), through the issuance of commercial paper, helps fulfill the short-term cash requirements of AIG and its subsidiaries. AIG Funding intends to continue to meet AIG’s funding requirements through the issuance of commercial paper guaranteed by AIG. The issuance of AIG Funding’s commercial paper is subject to the approval of AIG’s Board of Directors.

     AIG and AIG Funding are parties to unsecured syndicated revolving credit facilities aggregating $2.75 billion, consisting of $1.375 billion in a 364-day revolving credit facility that expires in July of 2005 and $1.375 billion in a five-year revolving credit facility that expires in July of 2007. The 364-day facility allows for the conversion by AIG of any outstanding loans at expiration into one-year term loans. The facilities can be used for general corporate purposes and also to provide backup for AIG’s commercial paper programs administered by AIG Funding. AIG expects to replace or extend these credit facilities on or prior to their expiration. There are currently no borrowings outstanding under these facilities, nor were any borrowings outstanding as of December 31, 2004.

     AIG obtained waivers from the lenders under these revolving credit facilities providing for the extension of the delivery date of AIG’s consolidated financial statements for year-end 2004 and for the first quarter of 2005 through June 30, 2005.

     AIG is also a party to an unsecured inter-company revolving credit facility provided by certain of its subsidiaries aggregating $2 billion that expires in October of 2005. The facility allows for the conversion of any outstanding loans at expiration into one-year term loans. The facility can be used for general corporate purposes and also to provide backup for AIG’s commercial paper programs. AIG expects to replace or extend this credit facility on or prior to its expiration. There are currently no borrowings outstanding under the inter-company facility, nor were any borrowings outstanding as of December 31, 2004.

86 : FORM 10-K

American International Group, Inc. and Subsidiaries

     As of November 2001, AIG guaranteed the notes and bonds of AGC. During 2002, AGC issued $200 million in notes which matured in March 2003. During 2004, $149 million of previously issued notes matured.

     Preferred stock issued by an AGC subsidiary, American General Capital I, with a liquidation value of $200 million was redeemed for cash on September 8, 2004. AGC redeemed the related Junior Subordinated Debentures at that time, extinguishing the liabilities connected to the trust preferred stock.

     ILFC fulfills its short term cash requirements through the issuance of commercial paper. The issuance of commercial paper is subject to the approval of ILFC’s Board of Directors and is not guaranteed by AIG. ILFC is a party to unsecured syndicated revolving credit facilities aggregating $6.0 billion at December 31, 2004. The facilities can be used for general corporate purposes and also to provide backup for ILFC’s commercial paper program and consist of $4.0 billion in a 364-day revolving credit facility that expires in October 2005, with a one-year term out option, and $2.0 billion in a five-year revolving credit facility that expires in October 2009. ILFC expects to replace or extend these credit facilities on or prior to their expiration. There are currently no borrowings under these facilities, nor were any borrowings outstanding as of December 31, 2004.

     During 2004, ILFC increased the aggregate principal amount outstanding of its medium term and long-term notes, which included $518 million resulting from foreign exchange translation into U.S. dollars as of year-end. ILFC had $13.13 billion of debt securities registered for public sale at December 31, 2004. As of December 31, 2004, $5.59 billion of debt securities were issued. In addition, ILFC has a Euro Medium Term Note Program for $7.0 billion, under which $4.48 billion in notes were sold through December 31, 2004. ILFC has substantially eliminated the currency exposure arising from foreign-currency denominated notes by either hedging the notes through swaps or through the offset provided by operating lease payments in Euros. Notes issued under this program are included in Notes and Bonds Payable in the preceding table of borrowings.

     ILFC had a $4.3 billion Export Credit Facility for use in connection with the purchase of approximately 75 aircraft delivered through 2001. This facility was guaranteed by various European Export Credit Agencies. The interest rate varies from 5.75 percent to 5.90 percent on these amortizing ten-year borrowings depending on the delivery date of the aircraft. At December 31, 2004, ILFC had $1.5 billion outstanding under this facility. The debt is collateralized by a pledge of the shares of a subsidiary of ILFC, which holds title to the aircraft financed under the facility. In May 2004, ILFC entered into a similarly structured Export Credit Facility (ECA) for up to a maximum of $2.64 billion for Airbus aircraft to be delivered in 2004 and 2005. The facility becomes available as the various European Export Credit Agencies provide their guarantees for aircraft based on a six-month forward-looking calendar, and the interest rate is determined through a bid process. At December 31, 2004, ILFC had $202 million outstanding under this facility. Borrowings with respect to these facilities are included in Notes and Bonds Payable in the preceding table of borrowings.

     In August 2004, ILFC received a commitment for an Ex-Im Bank comprehensive guarantee in the amount of $1.68 billion to support the financing of up to 30 new Boeing aircraft. The delivery period initially extends from September 1, 2004 through August 31, 2005, but may be extended to August 31, 2006. ILFC did not have any borrowings outstanding under this facility at December 31, 2004. During 2003, ILFC entered into various bank financings for a total funded amount of $1.3 billion. The financings mature through 2009. One tranche of one of the loans totaling $410 million was funded in Japanese yen and swapped to U.S. dollars.

     The proceeds of ILFC’s debt financing are primarily used to purchase flight equipment, including progress payments during the construction phase. The primary sources for the repayment of this debt and the interest expense thereon are the cash flow from operations, proceeds from the sale of flight equipment and the rollover and refinancing of the prior debt. See also the discussions under “Operating Review” and “Liquidity” herein.

     AGF fulfills its short term cash requirements through the issuance of commercial paper. The issuance of commercial paper is subject to the approval of AGF’s Board of Directors and is not guaranteed by AIG. AGF is a party to unsecured syndicated revolving credit facilities aggregating $3.25 billion, consisting of $1.75 billion in a 364-day revolving credit facility that expires in July of 2005 and $1.5 billion in a five-year revolving credit facility that expires in July of 2007. The 364-day facility allows for the conversion by AGF of any outstanding loans at expiration into one-year term loans. The facilities can be used for general corporate purposes and also to provide backup for AGF’s commercial paper programs. AGF expects to replace or extend these credit facilities on or prior to their expiration. There are currently no borrowings under these AGF facilities, nor were any borrowings outstanding as of December 31, 2004.

     AGF is also party to several bilateral credit agreements aggregating $260 million at March 31, 2005. The terms and

FORM 10-K :  87

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

conditions of these agreements are identical to AGF’s 364-day revolving credit facility.

     During 2004, AGF issued $2.96 billion of fixed rate and variable rate medium term notes ranging in maturities from two to ten years. As of December 31, 2004, notes aggregating $13.71 billion were outstanding with maturity dates ranging from 2005 to 2014 at interest rates ranging from 1.38 percent to 7.50 percent. To the extent deemed appropriate, AGF may enter into swap transactions to manage its effective borrowing with respect to these notes.

     In addition, AGF issued $2.86 billion of long-term funding in 2004 from sources including Euro-denominated and Sterling-denominated transactions totaling the equivalent of $1.82 billion. Other funding sources included private placement debt, retail note issuances and bank financings.

     AIG Credit Card Company (Taiwan) — (AIGCCC-Taiwan) and AIG Finance (Taiwan) Limited — (AIGF-Taiwan), both consumer finance subsidiaries in Taiwan, have issued commercial paper for the funding of their own operations. At December 31, 2004, AIG did not guarantee the commercial paper of any of its subsidiaries other than AIG Funding. See also the discussion under “Derivatives” herein and Note 9 of Notes to Financial Statements.

88 : FORM 10-K

American International Group, Inc. and Subsidiaries

Contractual Obligations and Other Commercial Commitments

The maturity schedule of AIG’s contractual obligations at December 31, 2004 was as follows:

		Payments due by Period

		Less	One	Four
		Than	Through	Through	After
	Total	One	Three	Five	Five
(in millions)	Payments	Year	Years	Years	Years

Borrowings(a)	$85,271	$24,420	$17,844	$14,417	$28,590
Loss reserves(b)	62,371	17,152	19,023	9,044	17,152
Insurance and investment contract liabilities(c)	54,810	10,317	15,561	15,088	13,844
Operating leases	2,682	543	708	505	926
Aircraft purchase commitments	21,587	5,839	10,132	5,249	367

Total	$226,721	$58,271	$63,268	$44,303	$60,879

(a)	Excludes commercial paper and obligations included as debt pursuant to FIN46R and includes ILFC’s capital lease obligations. See also Note 9 of Notes to Financial Statements.

(b)	Represents future loss and loss adjustment expense payments estimated based on historical loss development payment patterns.

(c)	Insurance and investment contract liabilities include various investment-type products with contractually scheduled maturities including periodic payments of a term certain nature and guaranteed maturities under guaranteed investment contracts. Items excluded from the table include (i) liabilities for future policy benefits of approximately $105 billion, and (ii) policyholder contract deposits of approximately $165 billion. Amounts excluded from the table are generally comprised of policies or contracts where (i) AIG is currently not making payments until the occurrence of an insurable event, such as death or disability, (ii) payments are conditional on survivorship, or (iii) the occurrence of a payment due to a surrender or other non-scheduled event out of AIG’s control. The determination of these liability amounts and timing of payment are not reasonably fixed and determinable. Significant uncertainties relating to these liabilities include mortality, morbidity, expenses, persistency, investment returns, inflation, and future policyholder elections as to benefits.

The maturity schedule of AIG’s other commercial commitments by segment at December 31, 2004 was as follows:

		Amount of Commitment Expiration

		Less	One	Four
	Total	Than	Through	Through	After
	Amounts	One	Three	Five	Five
(in millions)	Committed	Year	Years	Years	Years

Letters of credit:
Life Insurance & Retirement Services	$185	$81	$4	$–	$100
DBG	211	115	96	–	–
Standby letters of credit:
Capital Markets	1,556	2	43	35	1,476
Guarantees:
Life Insurance & Retirement Services(a)	2,523	225	340	–	1,958
Asset Management	156	105	40	11	–
Other commercial commitments(b):
Capital Markets(c)	16,286	484	1,933	3,023	10,846
Aircraft Finance(d)	853	234	361	–	258
Life Insurance & Retirement Services(e)	2,275	429	753	278	815
Asset Management	347	250	97	–	–
DBG(f)	1,519	–	–	–	1,519

Total	$25,911	$1,925	$3,667	$3,347	$16,972

(a)	Primarily AIG SunAmerica construction guarantees connected to affordable housing investments.
(b)	Excludes commitments with respect to pension plans. AIG expects to contribute approximately $132 million to its U.S. and non-U.S. pension plans in 2005. See also Note 15 of Notes to Financial Statements.
(c)	Primarily liquidity facilities provided in connection with certain municipal swap transactions and collateralized bond obligations.

(d)	Primarily in connection with options to acquire aircraft.

(e)	Primarily AIG SunAmerica commitments to invest in partnerships.

(f)	Primarily commitments to invest in limited partnerships.

FORM 10-K :  89

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

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

     AIG believes that any of its or its subsidiaries’ contractual obligations that are subject to “ratings triggers” or financial covenants relating to “ratings triggers” would not have a material adverse effect on its financial condition, future operating results or liquidity.

     As a result of the downgrades of AIG’s long-term senior debt ratings, AIG has been required to post approximately $1.16 billion of collateral with counterparties to municipal guaranteed investment contracts and financial derivatives transactions. In the event of a further downgrade, AIG will be required to post additional collateral. It is estimated that, as of the close of business on May 18, 2005, based on AIG’s outstanding municipal guaranteed investment contracts and financial derivatives transactions as of such date, a further downgrade of AIG’s long-term senior debt ratings to ‘Aa3’ by Moody’s or ‘AA-’ by S&P would permit counterparties to call for approximately $2.33 billion of additional collateral. Further, additional downgrades could result in requirements for substantial additional collateral, which could have a material effect on how AIG manages its liquidity. The actual amount of additional collateral that AIG would be required to post to counterparties in the event of such downgrades depends on market conditions, the market value of the outstanding affected transactions and other factors prevailing at the time of the downgrade. The requirement to post additional collateral may increase if additional counterparties begin to require credit support from AIG through collateralization agreements. Additional obligations to post collateral will increase the demand on AIG’s liquidity.

Shareholders’ Equity

AIG’s consolidated shareholders’ equity increased $10.58 billion during 2004. During 2004, retained earnings increased $9.0 billion, resulting from net income less dividends. Unrealized appreciation of investments, net of taxes, increased $1.35 billion and the cumulative translation adjustment loss, net of taxes, decreased $686 million. During 2004, there was a gain of $333 million, net of taxes, relating to derivative contracts designated as cash flow hedging instruments. See also the discussion under “Operating Review” and “Liquidity” herein, Notes 1(z), 8(d) and 20 of Notes to Financial Statements and the Consolidated Statement of Comprehensive Income.

     AIG has in the past reinvested most of its unrestricted earnings in its operations and believes such continued reinvestment in the future will be adequate to meet any foreseeable capital needs. However, AIG may choose from time to time to raise additional funds through the issuance of additional securities.

Stock Purchase

During 2004, AIG purchased in the open market 16,299,300 shares of its common stock. AIG from time to time may buy shares of its common stock in the open market for general corporate purposes, including to satisfy its obligations under various employee benefit plans. At December 31, 2004, an additional 39,019,800 shares could be purchased under the then current authorization by AIG’s Board of Directors. Through March 31, 2005, AIG purchased an additional 2,477,100 shares of its common stock.

Dividends from Insurance Subsidiaries

Payments of dividends to AIG by its insurance subsidiaries are subject to certain restrictions imposed by regulatory authorities. With respect to AIG’s domestic insurance subsidiaries, the payment of any dividend requires formal notice to the insurance department in which the particular insurance subsidiary is domiciled. Under the laws of many states, an insurer may pay a dividend without prior approval of the insurance regulator when the amount of the dividend is below certain regulatory thresholds. Largely as a result of the restrictions, approximately 89 percent of consolidated shareholders’ equity was restricted from immediate transfer to AIG parent at December 31, 2004. However, AIG cannot predict how recent regulatory investigations may affect the ability of its regulated subsidiaries to pay dividends. See “Certain Factors Affecting AIG’s Business — Regulatory Investigations.”

     With respect to AIG’s foreign insurance subsidiaries, the most significant insurance regulatory jurisdictions include Bermuda, Japan, Hong Kong, Taiwan, the United Kingdom, Thailand and Singapore.

     AIG cannot predict whether the regulatory investigations currently underway or future regulatory issues will impair AIG’s financial condition, results of operations or liquidity. To AIG’s knowledge, no AIG company is currently on any regulatory or similar “watch list” with regard to solvency. See also the discussion under “Liquidity” herein and Note 11 of Notes to Financial Statements, as well as “Certain Factors Affecting AIG’s Business.”

90 : FORM 10-K

American International Group, Inc. and Subsidiaries

Regulation and Supervision

AIG’s insurance subsidiaries, in common with other insurers, are subject to regulation and supervision by the states and jurisdictions in which they do business. In the U.S. the National Association of Insurance Commissioners (NAIC) has developed Risk-Based Capital (RBC) requirements. RBC relates an individual insurance company’s statutory surplus to the risk inherent in its overall operations. At December 31, 2004, the risk-based adjusted surplus of each of AIG’s Domestic General companies and of each of AIG’s Domestic Life companies exceeded each of their RBC standards. As discussed above, various regulators have commenced investigations into certain insurance business practices, including with respect to AIG. While such investigations are in their early stages, it is possible that they may result in additional regulation of the insurance industry and specific action with respect to AIG, and AIG cannot predict the ultimate effect that such additional regulation might have on its business. Federal, state or local legislation may affect AIG’s ability to operate and expand its various financial services businesses, and changes in the current laws, regulations or interpretations thereof may have a material adverse effect on these businesses. See “Certain Factors Affecting AIG’s Business — Regulatory Investigations” for a further discussion of the effect these investigations may have on AIG’s businesses.

     AIG’s U.S. operations are negatively affected under guarantee fund assessment laws which exist in most states. As a result of operating in a state which has guarantee fund assessment laws, a solvent insurance company may be assessed for certain obligations arising from the insolvencies of other insurance companies which operated in that state. AIG generally records these assessments upon notice. Additionally, certain states permit at least a portion of the assessed amount to be used as a credit against a company’s future premium tax liabilities. Therefore, the ultimate net assessment cannot reasonably be estimated. The guarantee fund assessments net of credits for 2004, 2003, and 2002 were $118 million, $77 million and $76 million, respectively.

     AIG is also required to participate in various involuntary pools (principally workers compensation business) which provide insurance coverage for those not able to obtain such coverage in the voluntary markets. This participation is also recorded upon notification, as these amounts cannot reasonably be estimated.

     A substantial portion of AIG’s General Insurance business and a majority of its Life Insurance & Retirement Services business are conducted in foreign countries. The degree of regulation and supervision in foreign jurisdictions varies. Generally, AIG, as well as the underwriting companies operating in such jurisdictions, must satisfy local regulatory requirements. Licenses issued by foreign authorities to AIG subsidiaries are subject to modification and revocation. Thus, AIG’s insurance subsidiaries could be prevented from conducting future business in certain of the jurisdictions where they currently operate. AIG’s international operations include operations in various developing nations. Both current and future foreign operations could be adversely affected by unfavorable political developments up to and including nationalization of AIG’s operations without compensation. Adverse effects resulting from any one country may affect AIG’s results of operations, liquidity and financial condition depending on the magnitude of the event and AIG’s net financial exposure at that time in that country.

     Foreign operations are individually subject to local solvency margin requirements that require maintenance of adequate capitalization, which AIG complies with by country. In addition, certain foreign locations, notably Japan, have established regulations that can result in guarantee fund assessments. These have not had a material effect on AIG’s operations.

Liquidity

AIG’s liquidity is primarily derived from the operating cash flows of its General and Life Insurance & Retirement Services operations. Management believes that AIG’s liquid assets, its net cash provided by operations, and access to short term funding through commercial paper and bank credit facilities will enable it to meet any anticipated cash requirements. See “Certain Factors Affecting AIG’s Business — Access to Capital Markets.”

     At December 31, 2004, AIG’s consolidated invested assets included $18.11 billion of cash and short-term investments. Consolidated net cash provided from operating activities in 2004 amounted to $35.58 billion.

     The liquidity of the combined insurance operations is derived both domestically and abroad. The combined insurance operating cash flow is derived from two sources, underwriting operations and investment operations. Cash flow includes periodic premium collections, including policyholders’ contract deposits, cash flows from investment operations and paid loss recoveries less reinsurance premiums, losses, benefits, and acquisition and operating expenses. Generally, there is a time lag from when premiums are collected and, when as a result of the occurrence of events specified in the policy, the losses and benefits are paid. Investment income cash flow is primarily derived from interest and dividends received and includes realized capital gains net of realized capital losses. See also the discussions under “Operating Review — General Insurance

FORM 10-K :  91

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operations” and “Life Insurance & Retirement Services Operations” herein.

     With respect to General Insurance operations, if paid losses accelerated beyond AIG’s ability to fund such paid losses from current operating cash flows, AIG might need to liquidate a portion of its General Insurance investment portfolio and/or arrange for financing. Potential events causing such a liquidity strain could be the result of several significant catastrophic events occurring in a relatively short period of time. Additional strain on liquidity could occur if the investments sold to fund such paid losses were sold into a depressed market place and/or reinsurance recoverable on such paid losses became uncollectible or collateral supporting such reinsurance recoverable significantly decreased in value. See also the discussions under “Operating Review — General Insurance Operations” herein.

     With respect to Life Insurance & Retirement Services operations, if a substantial portion of the Life Insurance & Retirement Services operations bond portfolio diminished significantly in value and/or defaulted, AIG might need to liquidate other portions of its Life Insurance & Retirement Services investment portfolio and/or arrange financing. Potential events causing such a liquidity strain could be the result of economic collapse of a nation or region in which AIG Life Insurance & Retirement Services operations exist, nationalization, terrorist acts, or other such economic or political upheaval. In addition, a significant rise in interest rates leading to a significant increase in policyholder surrenders could also create a liquidity strain. See also the discussions under “Operating Review — Life Insurance & Retirement Services Operations” herein.

     In addition to the combined insurance pretax operating cash flow, AIG’s insurance operations held $7.63 billion in cash and short-term investments at December 31, 2004. Operating cash flow and the cash and short-term balances held provided AIG’s insurance operations with a significant amount of liquidity.

     This liquidity is available, among other things, to purchase predominately high quality and diversified fixed income securities and, to a lesser extent, marketable equity securities, and to provide mortgage loans on real estate, policy loans, and collateral loans. This cash flow coupled with proceeds of approximately $126 billion from the maturities, sales and redemptions of fixed income securities and from the sale of equity securities was used to purchase approximately $184 billion of fixed income securities and marketable equity securities during 2004.

     AIG’s major Financial Services operating subsidiaries consist of AIGFP, ILFC, AGF and AIGCFG. Sources of funds considered in meeting the liquidity needs of AIGFP’s operations include guaranteed investment agreements, issuance of long-term and short-term debt, maturities and sales of securities available for sale, securities sold under repurchase agreements, trading liabilities, and securities and spot commodities sold but not yet purchased. ILFC, AGF and AIGCFG all utilize the commercial paper markets, bank loans and bank credit facilities as sources of liquidity. ILFC and AGF also fund in the domestic and international capital markets without reliance on any guarantee from AIG. An additional source of liquidity for ILFC is the use of export credit facilities. AIGCFG also uses wholesale and retail bank deposits as sources of funds. On occasion, AIG has provided equity capital to ILFC, AGF and AIGCFG and provides intercompany loans to AIGCFG. Cash flow provided from operations is a major source of liquidity for AIG’s primary Financial Services operating subsidiaries.

     AIG, the parent company, funds its short-term working capital needs through commercial paper issued by AIG Funding. As of March 31, 2005, AIG Funding had $3.485 billion of commercial paper outstanding with an average maturity of 26 days. As additional liquidity, AIG parent has a $2 billion inter-company revolving credit facility provided by certain of its subsidiaries, a $1.375 billion 364-day revolving bank credit facility that expires in July 2005 and a $1.375 billion five year revolving bank credit facility that expires in July 2007. AIG parent’s primary sources of cash flow are dividends and loans from its subsidiaries. Largely as a result of regulatory restrictions, approximately 89 percent of consolidated shareholders’ equity was restricted from immediate transfer to AIG parent at December 31, 2004. However AIG cannot predict how recent regulatory investigations may affect the ability of its regulated subsidiaries to pay dividends. See “Certain Factors Affecting AIG’s Business — Regulatory Investigations.” AIG parent’s primary uses of cash flow are for debt service and the payment of dividends to shareholders. As of March 31, 2005, including debt obligations of AGC that are guaranteed by AIG, remaining debt maturities due in 2005 are $300 million, $55 million and $500 million for the second, third and fourth quarters, respectively. See also Note 9 of Notes to Consolidated Financial Statements for additional information on debt maturities for AIG and its subsidiaries.

Special Purpose Vehicles and Off Balance Sheet Arrangements

AIG uses special purpose vehicles (SPVs) and off balance sheet arrangements in the ordinary course of business. As a result of recent changes in accounting, a number of SPVs and off balance sheet arrangements have been reflected in AIG’s consolidated financial statements. In addition, certain entities have

92 : FORM 10-K

American International Group, Inc. and Subsidiaries

been consolidated in connection with the restatement of AIG’s financial statements. See Notes 2 and 19 of Notes to Financial Statements. In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 addressed the consolidation and disclosure rules for nonoperating entities that are now defined as Variable Interest Entities (VIEs). In December 2003, FASB issued a revision to Interpretation No. 46 (FIN 46R).

     AIG has restrictive guidelines with respect to the formation of and investment in SPVs and off balance sheet arrangements. In particular, AIG has expanded the responsibility of its Complex Structured Financial Transaction Committee (CSFT) to include the review of any transaction that could enable a third party to achieve an accounting or financial reporting result that is not in conformity with applicable GAAP or subject AIG to heightened legal, reputational, regulatory or other risk. See “Management’s Report on Internal Control Over Financial Reporting” in Item 9A of Part II for a further discussion of the CSFT.

     For additional information related to AIG’s activities with respect to VIEs and certain guarantees see “Recent Accounting Standards” herein and also Notes 1 and 19 of Notes to Financial Statements. Also, for additional disclosure regarding AIG’s commercial commitments (including guarantors), see “Contractual Obligations and Other Commercial Commitments” herein.

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

     The overwhelming majority of AIG’s derivatives activities are conducted by the Capital Markets operations, thus permitting AIG to participate in the derivatives dealer market acting primarily as principal. In these derivative operations, AIG structures agreements which generally allow its counterparties to enter into transactions with respect to changes in interest and exchange rates, securities’ prices and certain commodities and financial or commodity indices. AIG’s customers – such as corporations, financial institutions, multinational organizations, sovereign entities, government agencies and municipalities – use derivatives to hedge their own market exposures. For example, a futures, forward or option contract can be used to protect the customers’ assets or liabilities against price fluctuations.

     A counterparty may default on any obligation to AIG, including a derivative contract. Credit risk is a consequence of extending credit and/or carrying trading and investment positions. Credit risk exists for a derivative contract when that contract has a positive fair value to AIG. To help manage this risk, AIGFP’s credit department operates within the guidelines set by the AIG Credit Risk Committee. This committee establishes the credit policy, sets limits for counterparties and provides limits for derivative transactions with counterparties having different credit ratings. In addition to credit ratings, this committee takes into account other factors, including the industry and country of the counterparty. Transactions which fall outside these pre-established guidelines require the approval of the AIG Credit Risk Committee. It is also AIG’s policy to establish reserves for potential credit impairment when appropriate. In addition, AIGFP utilizes various credit enhancements, including letters of credit, guarantees, collateral, credit triggers, credit derivatives, and margin agreements to reduce the credit risk relating to its outstanding derivative financial transactions. AIGFP requires credit enhancements in connection with specific transactions based on, among other things, the creditworthiness of the counterparties, and the transaction’s size and maturity.

     AIG’s Derivatives Review Committee provides an independent review of any proposed derivative transaction or program except those derivative transactions entered into by AIGFP with third parties. The committee examines, among other things, the nature and purpose of the derivative transaction, its potential credit exposure, if any, and the estimated benefits.

     Generally, AIG conducts its businesses in the currencies of the local operating environment. Thus, exchange gains or losses occur when AIG’s foreign currency net investment is affected by changes in the foreign exchange rates relative to the U.S. dollar from one reporting period to the next.

     FAS 133 requires that third-party derivatives used for hedging must be specifically matched with the underlying exposures to an outside third party and documented contemporaneously to qualify for hedge accounting treatment. In many cases AIG did not meet these hedging requirements with respect to certain hedging transactions.

     AIG has historically reported the changes in the fair value of certain derivatives used for hedging activities through other comprehensive income in consolidated shareholders’ equity or in net income with a corresponding adjustment to the hedged

FORM 10-K :  93

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

item, depending on the nature of the hedge relationship. In order to comply with FAS 133, the restated consolidated financial statements include the changes in fair value for certain derivatives, previously recorded through other comprehensive income, in current period income and reverse the previous adjustments on assets and liabilities recorded in net income in connection with hedge accounting. Because these derivatives did not qualify for hedge accounting, Statement of Financial Accounting Standards No. 115 — “Accounting for Certain Investments in Debt and Equity Securities” requires AIG to recognize the corresponding changes in fair value, including foreign exchange gains and losses resulting from exchange rate fluctuations relating to available for sale investments through other comprehensive income. These restatement adjustments with respect to FAS 133 do not result in any changes in AIG’s liquidity or its overall financial condition even though inter-period volatility of earnings increased.

     See also Notes 2 and 20 of Notes to Financial Statements for detailed information relating to AIG’s derivative activities, and Note 1(z) of Notes to Financial Statements for AIG’s derivative accounting policies.

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

Insurance

AIG has performed a separate VaR analysis for the General Insurance and Life Insurance & Retirement Services segments and for each market risk within each segment. For purposes of the VaR calculation, the insurance assets and liabilities from GICs are included in the Life Insurance & Retirement Services segment. For the calculations in the analyses the financial instrument assets included are the insurance segments’ invested assets, excluding real estate and investment income due and accrued, and the financial instrument liabilities included are reserve for losses and loss expenses, reserve for unearned premiums, future policy benefits for life and accident and health insurance contracts and other policyholders’ funds.

     AIG calculated the VaR with respect to the net fair value of each of AIG’s insurance segments as of December 31, 2004 and December 31, 2003. The VaR number represents the maximum potential loss that could be incurred with a 95 percent confidence (i.e., only five percent of historical scenarios show losses greater than the VaR figure) within a one-month holding period. AIG uses the historical simulation methodology that entails repricing all assets and liabilities under explicit changes in market rates within a specific historical time period. AIG uses the most recent three years of historical market information for interest rates, foreign exchange rates, and equity index prices. For each scenario, each transaction was repriced. Portfolio, business unit, and finally AIG-wide scenario values are then calculated by netting the values of all the underlying assets and liabilities.

The following table presents the VaR on a combined basis and of each component of market risk for each of AIG’s insurance segments as of December 31, 2004 and December 31, 2003. Due to diversification effects, the combined VaR is always smaller than the sum of its components.

			Life Insurance &
	General Insurance		Retirement Services

(in millions)	2004	2003	2004	2003

Market risk:
Combined	$1,396	$1,100	$5,024	$3,075
Interest rate	1,563	1,173	4,750	2,967
Currency	139	125	478	257
Equity	727	797	1,024	758

94 : FORM 10-K

American International Group, Inc. and Subsidiaries

The following table presents the average, high and low VaRs on a combined basis and of each component of market risk for each of AIG’s insurance segments as of December 31, 2004 and December 31, 2003. Due to diversification effects, the combined VaR is always smaller than the sum of its components.

	2004			2003

(in millions)	Average	High	Low	Average	High	Low

General Insurance:
Market risk:
Combined	$1,299	$1,497	$1,100	$888	$1,120	$658
Interest rate	1,407	1,591	1,173	732	1,173	411
Currency	111	139	88	94	147	64
Equity	744	797	688	781	935	631
Life Insurance & Retirement Services:
Market risk:
Combined	$4,021	$5,024	$3,075	$2,262	$3,419	$1,299
Interest rate	3,831	4,750	2,967	2,207	3,347	1,376
Currency	326	478	257	204	257	166
Equity	884	1,024	758	762	975	627

     VaR figures are typically amplified when yields fall dramatically over time. The notable increase in the Combined and Interest rate VaRs from 2003 to 2004 in the Life Insurance & Retirement Services segment was predominantly caused by continuing declines in yields throughout Asia, along with strong growth in the Asian life businesses.

Financial Services

AIG generally manages its market exposures within Financial Services by maintaining offsetting positions. Capital Markets seeks to minimize or set limits for open or uncovered market positions. Credit exposure is managed separately. See the discussion on the management of credit risk above.

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

     ILFC is exposed to market risk and the risk of loss of fair value and possible liquidity strain resulting from adverse fluctuations in interest rates. As of December 31, 2004 and December 31, 2003, AIG statistically measured the loss of fair value through the application of a VaR model. In this analysis, the net fair value of Aircraft Finance operations was determined using the financial instrument assets which included the tax adjusted future flight equipment lease revenue, and the financial instrument liabilities which included the future servicing of the current debt. The estimated effect of the current derivative positions was also taken into account.

     AIG calculated the VaR with respect to the net fair value of Aircraft Finance operations using the historical simulation methodology, as previously described. As of December 31, 2004 and December 31, 2003, the average VaR with respect to the net fair value of Aircraft Finance operations was approximately $70 million and $38 million, respectively.

     Capital Markets operations are exposed to market risk due to changes in the level and volatility of interest rates, foreign currency exchange rates, equity prices and commodity prices. AIGFP hedges its exposure to these risks primarily through swaps, options, forwards, and futures. To economically hedge interest rate risks, AIGFP may also purchase U.S. and foreign government obligations.

     AIGFP does not seek to manage the market risk of each transaction through an individual third party offsetting transaction. Rather, AIGFP takes a portfolio approach to the management of its market risk exposures. AIGFP values the predominant portion of its market-sensitive transactions by marking them to market currently through income. A smaller portion is priced by estimated fair value based upon a conservative extrapolation of market factors. There is another limited portion of transactions where changes in fair value are not recorded through income currently and gains or losses are accrued over the life of the transactions. These valuations represent an assessment of the present values of expected future cash flows and may include reserves for such risks as are deemed appropriate by AIGFP and AIG management.

     AIGFP manages market risk with a variety of transactions, including swaps, trading securities, futures and forward contracts, and other transactions as appropriate. The recorded values of these transactions may be different from the values that might be realized if AIGFP were required to sell or close out the transactions prior to maturity. AIG believes that such differences are not significant to the results of operations,

FORM 10-K :  95

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

financial condition or liquidity. Such differences would be immediately recognized when the transactions are sold or closed out prior to maturity.

     AIGFP attempts to secure reliable and independent current market prices, such as published exchange prices, external subscription services such as from Bloomberg or Reuters or third-party broker quotes for use in this model. When such prices are not available, AIGFP uses an internal methodology which includes extrapolation from observable and verifiable prices nearest to the dates of the transactions. Historically, actual results have not materially deviated from these models.

     Systems used by Capital Markets operations can monitor each unit’s respective market positions on an intraday basis. AIGFP operates in major business centers overseas and therefore is open for business essentially 24 hours a day. Thus, the market exposure and offset strategies are monitored, reviewed and coordinated around the clock.

     AIGFP applies various testing techniques which reflect significant potential market movements in interest rates, foreign exchange rates, commodity and equity prices, volatility levels, and the effect of time. These techniques vary by currency and are regularly changed to reflect factors affecting the derivatives portfolio. The results from these analyses are regularly reviewed by AIG management.

     As described above, Capital Markets operations are exposed to the risk of loss of fair value from adverse fluctuations in interest rate and foreign currency exchange rates and equity and commodity prices as well as implied volatilities thereon. AIG statistically measures the losses of fair value through the application of a VaR model across Capital Markets.

     Capital Markets asset and liability portfolios for which the VaR analyses were performed included over the counter and exchange traded investments, derivative instruments and commodities. Because the market risk with respect to securities available for sale, at market, is substantially hedged, segregation of market sensitive instruments into trading and other than trading was not deemed necessary. The VaR calculation is unaffected by the accounting treatment of hedged transactions under FAS 133.

     In the calculation of VaR for Capital Markets operations, AIG uses the same historical simulation methodology, described under Insurance above, which entails repricing all assets and liabilities under explicit changes in market rates within a specific historical time period. AIGFP has recently enhanced its library of factors by including implied option volatilities to construct the historical scenarios for simulation.

The following table presents the VaR on a combined basis and of each component of risk for Capital Markets operations as of December 31, 2004 and 2003. Due to diversification effects, the combined VaR is always smaller than the sum of its components.

(in millions)	2004	2003*

Combined	$17	$13
Interest rate	11	8
Currency	4	4
Equity	16	5
Commodity	7	4

*	Adjusted to conform to 2004 methodology.

The following table presents the average, high, and low VaRs on a combined basis and of each component of risk for Capital Markets operations as of December 31, 2004 and 2003. Due to diversification effects, the combined VaR is always smaller than the sum of its components.

	2004			2003*

(in millions)	Average	High	Low	Average	High	Low

Combined	$19	$24	$13	$17	$19	$13
Interest rate	9	12	5	9	11	8
Currency	4	4	3	7	10	4
Equity	13	16	5	11	16	5
Commodity	6	7	4	6	11	4

*	Adjusted to conform to 2004 methodology.

Recent Accounting Standards

In December 2003, FASB issued a revision to Interpretation No. 46 (FIN46R). See also Note 19 of Notes to Financial Statements.

     In July 2003, the American Institute of Certified Public Accountants issued SOP 03-1. See also Note 21 of Notes to Financial Statements.

     At the March 2004 meeting, the Emerging Issue Task Force (EITF) reached a consensus with respect to Issue No. 03-1, “The Meaning of Other-Than Temporary Impairment and Its Application to Certain Investments.” On September 30, 2004, the FASB issued FASB Staff Position (FSP) EITF Issue 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”

     At the September 2004 meeting, the EITF reached a consensus with respect to Issue No. 04-8, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share.”

     In December 2004, the FASB issued Statement No. 123 (revised 2004) (FAS 123R), “Share Based Payment.”

     In March 2005, FASB issued FSP FIN46R-5, “Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities.”

     For further discussion of these recent accounting standards and their application to AIG, see Note 1(bb) of Notes to Financial Statements.

96 : FORM 10-K

American International Group, Inc. and Subsidiaries

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8.	Financial Statements and Supplementary Data

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

FORM 10-K :  97

[This page intentionally left blank]

98 : FORM 10-K

American International Group, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
American International Group, Inc.:

     We have completed an integrated audit of American International Group, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and

financial statement schedules

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of American International Group, Inc. and its subsidiaries (AIG) at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of AIG’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As described in Note 2 to the consolidated financial statements, AIG restated its 2003 and 2002 consolidated financial statements.

     As described in Note 21 to the consolidated financial statements, AIG changed the manner in which it accounts for certain non-traditional long duration contracts and for separate accounts as of January 1, 2004.

Internal control over financial reporting

     Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that AIG did not maintain effective internal control over financial reporting as of December 31, 2004 because of the effect of the material weaknesses relating to the (1) control environment, (2) controls over the evaluation of risk transfer, (3) controls over certain balance sheet reconciliations, (4) controls over accounting for certain derivative transactions and (5) controls over income tax accounting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). AIG’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of AIG’s internal control over financial reporting based on our audit.

     We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of

FORM 10-K :  99

management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2004, the following material weaknesses have been identified and included in management’s assessment.

     Control environment: Certain of AIG’s controls within its control environment were not effective to prevent certain members of senior management, including the former Chief Executive Officer and former Chief Financial Officer, from having the ability, which in certain instances was utilized, to override certain controls and effect certain transactions and accounting entries. In certain of these instances, such transactions and accounting entries appear to have been largely motivated to achieve desired accounting results and were not properly accounted for in accordance with GAAP. Further, in certain of these instances, information critical to an effective review of transactions, accounting entries, and certain entities used in these transactions and accounting entries, were not disclosed to the appropriate financial and accounting personnel, regulators and AIG’s independent registered public accounting firm. As a result, discussion and thorough legal, accounting, actuarial or other professional analysis did not occur. This control deficiency is based primarily on these overrides. Specifically, this control deficiency permitted the following:

•	Creation of Capco, a special purpose entity used to effect transactions that were recorded to convert, improperly, underwriting losses to investment losses and that were not correctly accounted for in accordance with GAAP, resulting in a misstatement of premiums and other considerations, realized capital gains (losses), incurred policy losses and benefits and related balance sheet accounts.

•	Incorrect recording under GAAP of reinsurance transactions that did not involve sufficient risk transfer, such as the Gen Re transaction, and in some cases also related to entities which should have been consolidated, such as Union Excess and Richmond. This incorrect recording under GAAP resulted in a misstatement of premiums and other considerations, incurred policy losses and benefits, net investment income, reinsurance assets, deferred policy acquisition costs, other assets, reserve for losses and loss expenses, reserve for unearned premiums, other liabilities and retained earnings. See below for a related discussion under Controls over the evaluation of risk transfer.

•	Various transactions, such as Covered Calls and certain “Top Level” Adjustments, converted realized and unrealized gains into investment income, thereby incorrectly applying GAAP, resulting in a misstatement of net investment income, realized capital gains (losses), and accumulated other comprehensive income.

•	Incorrect recording under GAAP of changes to loss reserves and changes to loss reserves through “Top Level” Adjustments without adequate support, resulting in a misstatement of incurred policy losses and benefits, reserves for losses and loss expenses, foreign currency translation adjustments and retained earnings.

     Controls over the evaluation of risk transfer: AIG did not maintain effective controls over the proper evaluation, documentation and disclosure of whether certain insurance and reinsurance transactions involved sufficient risk transfer to qualify for insurance and reinsurance accounting. These transactions included Gen Re, Union Excess, Richmond and certain transactions involving AIG Re, AIG Risk Finance and AIG Risk Management. As a result, AIG did not properly account for these transactions under GAAP, resulting in a misstatement of premiums and other considerations, incurred policy losses and benefits, net investment income, reinsurance assets, deferred policy acquisition costs, other assets, reserve for losses and loss expenses, reserve for unearned premiums, other liabilities and retained earnings.

     Controls over certain balance sheet reconciliations: AIG did not maintain effective controls to ensure the accuracy of certain balance sheet accounts in certain key segments of AIG’s operations, principally in the Domestic Brokerage Group. Specifically, accounting personnel did not perform timely reconciliations and did not properly resolve reconciling items for premium receivables, reinsurance recoverables and intercompany accounts. As a result, insurance acquisition and other operating expenses, premiums and insurance balances receivable, reinsurance assets, other assets and retained earnings were misstated under GAAP.

     Controls over the accounting for certain derivative transactions: AIG did not maintain effective controls over the evaluation and documentation of whether certain derivative transactions qualified under GAAP for hedge accounting, resulting in a misstatement of net investment income, realized capital gains (losses), other revenues, accumulated other comprehensive income (loss) and related balance sheet accounts.

100 : FORM 10-K

American International Group, Inc. and Subsidiaries

     Controls over income tax accounting: AIG did not maintain effective controls over the determination and reporting of certain components of the provision for income taxes and related deferred income tax balances. Specifically, AIG did not maintain effective controls to review and monitor the accuracy of the components of the income tax provision calculations and related deferred income taxes and to monitor the differences between the income tax basis and the financial reporting basis of assets and liabilities to effectively reconcile the differences to the deferred income tax balances. As a result, deferred income taxes payable, retained earnings and accumulated other comprehensive income were misstated under GAAP.

     The control deficiencies described above resulted in the restatement of AIG’s 2003, 2002, 2001 and 2000 annual consolidated financial statements and 2004 and 2003 interim consolidated financial statements, as well as adjustments, including audit adjustments relating to the derivative matter described above, to AIG’s 2004 annual consolidated financial statements. Furthermore, these control deficiencies could result in other misstatements in financial statement accounts and disclosures that would result in a material misstatement to the annual or interim AIG consolidated financial statements that would not be prevented or detected. Accordingly, management has concluded that these control deficiencies constitute material weaknesses. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and our opinion regarding the effectiveness of AIG’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

     In our opinion, management’s assessment that AIG did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, AIG has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the COSO.

PricewaterhouseCoopers LLP
New York, New York
May 27, 2005

FORM 10-K :  101

CONSOLIDATED BALANCE SHEET

December 31,		2003
(in millions)	2004	(Restated)

Assets:
Investments, financial services assets and cash:
Fixed maturities:
Bonds available for sale, at market value (amortized cost: 2004 – $329,838; 2003 – $287,810)	$344,399	$300,935
Bonds held to maturity, at amortized cost (market value: 2004 – $18,791; 2003 – $8,173)	18,294	8,037
Bond trading securities, at market value (cost: 2004 – $2,973; 2003 – $252)	2,984	282
Equity securities:
Common stocks, at market value (cost: 2004 – $8,569; 2003 – $6,759)	9,917	7,522
Common stocks trading, at market value (cost: 2004 – $5,651; 2003 – $125)	5,894	156
Preferred stocks, at market value (cost: 2004 – $2,017; 2003 – $1,743)	2,040	1,906
Mortgage loans on real estate, net of allowance (2004 – $65; 2003 – $68)	13,146	12,328
Policy loans	7,035	6,658
Collateral and guaranteed loans, net of allowance (2004 – $18; 2003 – $15)	2,282	2,241
Financial services assets:
Flight equipment primarily under operating leases, net of accumulated depreciation (2004 – $6,390; 2003 – $5,458)	32,705	30,343
Securities available for sale, at market value (cost: 2004 – $28,845; 2003 – $22,587)	30,448	24,042
Trading securities, at market value	3,142	4,418
Spot commodities, at market value	95	250
Unrealized gain on swaps, options and forward transactions	22,670	21,459
Trading assets	3,331	2,277
Securities purchased under agreements to resell, at contract value	26,272	20,845
Finance receivables, net of allowance (2004 – $571; 2003 – $562)	23,574	17,500
Securities lending collateral, at cost (approximates market value)	49,972	30,195
Other invested assets	22,527	18,484
Short-term investments, at cost (approximates market value)	16,102	8,908
Cash	2,009	922

Total investments, financial services assets and cash	638,838	519,708
Investment income due and accrued	5,588	4,612
Premiums and insurance balances receivable, net of allowance (2004 – $225; 2003 – $235)	15,137	13,189
Reinsurance assets	19,958	20,948
Deferred policy acquisition costs	29,736	25,920
Investments in partially owned companies	1,452	1,420
Real estate and other fixed assets, net of accumulated depreciation (2004 – $4,650; 2003 – $4,282)	6,192	5,966
Separate and variable accounts	57,741	60,536
Goodwill	8,601	7,664
Income taxes receivable – current	95	–
Other assets	15,322	14,190

Total assets	$798,660	$674,153

See Accompanying Notes to Financial Statements.

102 : FORM 10-K

American International Group, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEET (continued)

December 31,	2004	2003
(in millions, except share amounts)		(Restated)

Liabilities:
Reserve for losses and loss expenses	$62,371	$52,381
Reserve for unearned premiums	23,094	20,910
Future policy benefits for life and accident and health insurance contracts	104,737	92,912
Policyholders’ contract deposits	216,655	171,917
Other policyholders’ funds	10,280	9,124
Reserve for commissions, expenses and taxes	4,583	4,588
Insurance balances payable	3,703	2,915
Funds held by companies under reinsurance treaties	3,404	3,043
Income taxes payable:
Current	–	366
Deferred	7,042	4,633
Financial services liabilities:
Borrowings under obligations of guaranteed investment agreements	18,919	15,337
Securities sold under agreements to repurchase, at contract value	21,264	15,813
Trading liabilities	2,304	6,153
Securities and spot commodities sold but not yet purchased, at market value	4,866	5,458
Unrealized loss on swaps, options and forward transactions	18,132	14,658
Trust deposits and deposits due to banks and other depositors	4,248	3,627
Commercial paper	6,724	4,715
Notes, bonds, loans and mortgages payable	59,663	51,389
Commercial paper	2,969	1,223
Notes, bonds, loans and mortgages payable	5,499	5,863
Liabilities connected to trust preferred stock	1,489	1,682
Separate and variable accounts	57,741	60,536
Minority interest	4,584	3,302
Securities lending payable	49,972	30,195
Other liabilities	23,611	21,191

Total liabilities	717,854	603,931

Preferred shareholders’ equity in subsidiary companies	199	192

Shareholders’ equity:
Common stock, $2.50 par value; 5,000,000,000 shares authorized; shares issued 2004 – 2,751,327,476; 2003 – 2,751,327,476	6,878	6,878
Additional paid-in capital	1,954	1,913
Retained earnings	64,393	55,392
Accumulated other comprehensive income	9,593	7,244
Treasury stock, at cost; 2004 – 154,904,286; 2003 – 142,880,430 shares of common stock (including 119,263,196 and 119,250,750 shares, respectively, held by subsidiaries)	(2,211)	(1,397)

Total shareholders’ equity	80,607	70,030

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$798,660	$674,153

See Accompanying Notes to Financial Statements.

FORM 10-K :  103

CONSOLIDATED STATEMENT OF INCOME

Years Ended December 31,	2004	2003	2002
(in millions, except per share amounts)		(Restated)	(Restated)

Revenues:
Premiums and other considerations	$66,593	$54,880	$44,259
Net investment income	18,434	15,468	13,721
Realized capital gains (losses)	(24)	(620)	(1,298)
Other revenues	12,984	9,718	9,778

Total revenues	97,987	79,446	66,460

Benefits and expenses:
Incurred policy losses and benefits	58,313	46,145	39,987
Insurance acquisition and other operating expenses	24,724	21,646	18,491

Total benefits and expenses	83,037	67,791	58,478

Income before income taxes, minority interest and cumulative effect of accounting changes	14,950	11,655	7,982

Income taxes:
Current	2,676	2,786	1,682
Deferred	1,944	617	274

	4,620	3,403	1,956

Income before minority interest and cumulative effect of accounting changes	10,330	8,252	6,026

Minority interest	(455)	(252)	(160)

Income before cumulative effect of accounting changes	9,875	8,000	5,866

Cumulative effect of accounting changes, net of tax	(144)	9	–

Net income	$9,731	$8,009	$5,866

Earnings per common share:
Basic
Income before cumulative effect of accounting changes	$3.79	$3.07	$2.25
Cumulative effect of accounting changes, net of tax	(0.06)	–	–
Net income	3.73	3.07	2.25

Diluted
Income before cumulative effect of accounting changes	$3.75	$3.04	$2.22
Cumulative effect of accounting changes, net of tax	(0.06)	–	–
Net income	3.69	3.04	2.22

Average shares outstanding:
Basic	2,606	2,610	2,612
Diluted	2,637	2,637	2,643

See Accompanying Notes to Financial Statements.

104 : FORM 10-K

American International Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

Years Ended December 31,	2004	2003	2002
(in millions, except per share amounts)		(Restated)	(Restated)

Common stock:
Balance at beginning of year	$6,878	$6,878	$6,876
Issued under stock plans	–	–	2

Balance at end of year	6,878	6,878	6,878

Additional paid-in capital:
Balance at beginning of year	1,913	1,677	1,912
Excess of cost over proceeds of common stock issued under stock plans	(105)	(76)	(94)
Adjustment in connection with AGC acquisition	-	–	5
Other	146	312	(146)

Balance at end of year	1,954	1,913	1,677

Retained earnings:
Balance at beginning of year	55,392	47,967	42,568
Net income	9,731	8,009	5,866
Cash dividends to common shareholders ($.28, $.22 and $.18 per share, respectively)	(730)	(584)	(467)

Balance at end of year	64,393	55,392	47,967

Accumulated other comprehensive income (loss):
Balance at beginning of year	7,244	3,626	61
Unrealized appreciation of investments – net of reclassification adjustments	1,974	4,281	5,908
Deferred income tax expense on changes	(622)	(1,204)	(1,906)
Foreign currency translation adjustments	682	744	(40)
Applicable income tax (expense) benefit on above changes	4	(133)	(57)
Net derivative gains (losses) arising from cash flow hedging activities	438	14	(487)
Deferred income tax (expense) benefit on above changes	(105)	(18)	188
Retirement plan liabilities adjustment, net of tax	(22)	(66)	(41)

Other comprehensive income	2,349	3,618	3,565

Balance at end of year	9,593	7,244	3,626

Treasury stock, at cost:
Balance at beginning of year	(1,397)	(1,343)	(888)
Cost of shares acquired during year	(1,083)	(207)	(734)
Issued under stock plans	263	151	260
Other	6	2	19

Balance at end of year	(2,211)	(1,397)	(1,343)

Total shareholders’ equity at end of year	$80,607	$70,030	$58,805

See Accompanying Notes to Financial Statements.

FORM 10-K :  105

CONSOLIDATED STATEMENT OF CASH FLOWS

Years Ended December 31,	2004	2003	2002
(in millions)		(Restated)	(Restated)

Summary:
Net cash provided by operating activities	$35,581	$33,098	$18,208
Net cash used in investing activities	(80,488)	(59,418)	(46,962)
Net cash provided by financing activities	45,313	25,330	29,252
Change in cumulative translation adjustments	681	747	(31)

Change in cash	1,087	(243)	467
Cash at beginning of year	922	1,165	698

Cash at end of year	$2,009	$922	$1,165

Cash flows from operating activities:
Net income	$9,731	$8,009	$5,866

Adjustments to reconcile net income to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in income:
Change in:
General and life insurance reserves	26,939	22,471	15,645
Premiums and insurance balances receivable and payable – net	(1,161)	(1,764)	(924)
Reinsurance assets	990	2,103	(2,233)
Deferred policy acquisition costs	(4,035)	(3,781)	(3,766)
Investment income due and accrued	(929)	(395)	(492)
Funds held under reinsurance treaties	361	832	629
Other policyholders’ funds	1,156	687	9
Current and deferred income taxes – net	1,484	2,049	652
Reserve for commissions, expenses and taxes	(5)	1,010	58
Other assets and liabilities – net	1,729	249	1,964
Trading assets and liabilities – net	(4,903)	4,574	909
Trading securities, at market value	1,276	773	1,440
Spot commodities, at market value	155	239	(137)
Net unrealized (gain) loss on swaps, options and forward transactions	2,263	(3,219)	(2,563)
Securities purchased under agreements to resell	(5,427)	(3,010)	(2,480)
Securities sold under agreements to repurchase	5,451	6,454	(2,119)
Securities and spot commodities sold but not yet purchased, at market value	(592)	(6,307)	3,434
Realized capital (gains) losses	24	620	1,298
Equity in income of partially owned companies and other invested assets	(1,294)	(711)	(228)
Amortization of premium and discount on securities	314	61	(195)
Depreciation expenses, principally flight equipment	2,035	1,861	1,686
Provision for finance receivable losses	389	429	402
Other – net	(370)	(136)	(647)

Total adjustments	25,850	25,089	12,342

Net cash provided by operating activities	$35,581	$33,098	$18,208

See Accompanying Notes to Financial Statements.
(continued)

106 : FORM 10-K

American International Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF CASH FLOWS (continued)

Years Ended December 31,	2004	2003	2002
(in millions)		(Restated)	(Restated)

Cash flows from investing activities:
Cost of bonds, at market sold	$98,415	$95,874	$99,777
Cost of bonds, at market matured or redeemed	14,357	15,966	13,666
Cost of equity securities sold	13,710	10,040	6,509
Realized capital gains (losses)	(24)	(620)	(1,298)
Purchases of fixed maturities	(166,354)	(158,496)	(149,537)
Purchases of equity securities	(17,751)	(10,692)	(5,955)
Acquisitions, net of cash acquired	–	(2,091)	–
Mortgage, policy and collateral loans granted	(2,792)	(2,745)	(2,867)
Repayments of mortgage, policy and collateral loans	1,731	2,043	2,011
Sales of securities available for sale	4,291	8,376	4,382
Maturities of securities available for sale	5,802	4,690	3,882
Purchases of securities available for sale	(16,252)	(11,114)	(8,455)
Sales of flight equipment	1,329	1,212	184
Purchases of flight equipment	(4,962)	(5,509)	(5,302)
Net additions to real estate and other fixed assets	(950)	(1,131)	(924)
Sales or distributions of other invested assets	8,453	8,730	12,261
Investments in other invested assets	(10,487)	(10,484)	(12,581)
Change in short-term investments	(2,542)	(1,563)	16
Investments in partially owned companies	1	255	(479)
Finance receivable originations and purchases	(21,636)	(14,690)	(10,066)
Finance receivable principal payments received	15,173	12,531	7,814

Net cash used in investing activities	$(80,488)	$(59,418)	$(46,962)

Cash flows from financing activities:
Receipts from policyholders’ contract deposits	$56,011	$38,843	$42,320
Withdrawals from policyholders’ contract deposits	(24,497)	(18,422)	(19,589)
Change in trust deposits and deposits due to banks and other depositors	648	641	785
Change in commercial paper	3,755	(3,174)	(2,421)
Proceeds from notes, bonds, loans and mortgages payable	30,857	22,509	21,896
Repayments on notes, bonds, loans and mortgages payable	(23,000)	(14,467)	(11,136)
Liquidation of zero coupon notes payable	(189)	–	–
Proceeds from guaranteed investment agreements	10,814	6,387	7,167
Maturities of guaranteed investment agreements	(7,232)	(5,900)	(8,709)
Redemption of subsidiary company preferred stock	(200)	(371)	(50)
Proceeds from common stock issued	158	74	168
Cash dividends to shareholders	(730)	(584)	(467)
Acquisition of treasury stock	(1,083)	(207)	(734)
Other – net	1	1	22

Net cash provided by financing activities	$45,313	$25,330	$29,252

Supplementary information:
Taxes paid	$3,060	$2,454	$1,203

Interest paid	$4,314	$4,128	$3,590

See Accompanying Notes to Financial Statements.

FORM 10-K :  107

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

Years Ended December 31,	2004	2003	2002
(in millions)		(Restated)	(Restated)

Comprehensive income:
Net income	$9,731	$8,009	$5,866

Other comprehensive income:
Unrealized appreciation of investments – net of reclassification adjustments	1,974	4,281	5,908
Deferred income tax expense on above changes	(622)	(1,204)	(1,906)
Foreign currency translation adjustments	682	744	(40)
Applicable income tax (expense) benefit on above changes	4	(133)	(57)
Net derivative gains (losses) arising from cash flow hedging activities	438	14	(487)
Deferred income tax (expense) benefit on above changes	(105)	(18)	188
Retirement plan liabilities adjustment, net of tax	(22)	(66)	(41)

Other comprehensive income	2,349	3,618	3,565

Comprehensive income	$12,080	$11,627	$9,431

See Accompanying Notes to Financial Statements.

108 : FORM 10-K

American International Group, Inc. and Subsidiaries

NOTES TO FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

(a) Principles of Consolidation: Certain of AIG’s foreign subsidiaries included in the consolidated financial statements report on a fiscal year ending November 30. The consolidated financial statements include the accounts of AIG, its majority owned subsidiaries and those entities required to be consolidated under applicable accounting standards. See also Note 1(bb) herein. All material intercompany accounts and transactions have been eliminated.

(b) Basis of Presentation: The accompanying financial statements have been prepared on the basis of U.S. generally accepted accounting principles (GAAP). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The accompanying financial statements give effect to the restatement and adjustments for changes in estimates described in Notes 1(cc) and 2.

     General Insurance Operations: AIG’s General Insurance subsidiaries are multiple line companies writing substantially all lines of property and casualty insurance. Premiums are earned primarily on a pro rata basis over the term of the related coverage. The reserve for unearned premiums represents the portion of premiums written relating to the unexpired terms of coverage.

     Acquisition costs represent those costs, including commissions and premium taxes, that vary with and are primarily related to the acquisition of new business. These costs are deferred and amortized over the period in which the related premiums written are earned. The deferred policy acquisition cost (DAC) asset is reviewed for recoverability based on the profitability of the underlying insurance contracts. Investment income is not anticipated in the recoverability of deferred policy acquisition costs.

     Losses and loss expenses are charged to income as incurred. The reserve for losses and loss expenses represents the accumulation of estimates for reported losses and includes provisions for losses incurred but not reported. The methods of determining such estimates and establishing resulting reserves, including amounts relating to reserves for estimated unrecoverable reinsurance, are reviewed and updated. Adjustments resulting therefrom are reflected in income currently. AIG discounts its loss reserves relating to workers compensation business written by its U.S. domiciled subsidiaries as permitted by the domiciliary statutory regulatory authorities. As of year end 2004, this discount is $399 million on a tabular basis and $503 million on a non-tabular basis. Additionally, AIG discounts liability business assumed by AIRCO from DBG as permitted by its domiciliary regulatory authority. As of year end 2004, this discount is $651 million. The total amount of discount is $1.55 billion or less than three percent of outstanding loss reserves as reflected on the accompanying consolidated balance sheet.

     Life Insurance & Retirement Services Operations: AIG’s Life Insurance & Retirement Services subsidiaries offer a wide range of insurance and retirement savings products both domestically and abroad. Insurance-oriented products consist of individual and group life, payout annuities, endowment, and accident and health policies. Retirement savings-oriented products generally consist of fixed and variable annuities.

     Premiums for life insurance products and life contingent annuities are recognized as revenues when due. Estimates for premiums due but not yet collected are accrued. Benefits and expenses are provided against such revenues to recognize profits over the estimated life of the policies. Revenues for universal life and investment-type products consist of policy charges for the cost of insurance, administration, and surrenders during the period. Policy charges collected with respect to future services are deferred and recognized in a manner similar to the deferred policy acquisition costs related to such products. Expenses include interest credited to policy account balances and benefit payments made in excess of policy account balances. Personal accident products are accounted for in a manner similar to general insurance products described above.

     Policy acquisition costs for life insurance products are generally deferred and amortized over the premium paying period of the policy (FAS 60). Policy acquisition costs and policy issuance costs related to universal life and investment-type products (investment-oriented products) are deferred and amortized, with interest, in relation to the incidence of estimated gross profits to be realized over the estimated lives of the contracts (FAS 97). Estimated gross profits are composed of net interest income, net realized investment gains and losses, fees, surrender charges, expenses, and mortality and morbidity gains and losses.

     The resulting DAC asset is reviewed for recoverability based on the profitability (both current and projected future) of the underlying insurance contracts.

     The deferred policy acquisition costs for investment-oriented products are adjusted with respect to estimated gross profits as a result of changes in the net unrealized gains or losses on debt and equity securities available for sale. That is,

FORM 10-K :  109

NOTES TO FINANCIAL STATEMENTS (continued)

1. Summary of Significant Accounting Policies (continued)

as debt and equity securities available for sale are carried at aggregate fair value, an adjustment is made to deferred policy acquisition costs equal to the change in amortization that would have been recorded if such securities had been sold at their stated aggregate fair value and the proceeds reinvested at current yields. The change in this adjustment, net of tax, is included with the change in net unrealized gains/losses on debt and equity securities available for sale that is credited or charged directly to comprehensive income. Deferred policy acquisition costs have been decreased by $2.26 billion at December 31, 2004 and decreased by $2.05 billion at December 31, 2003 for this adjustment. See also Note 4 herein.

     Value of Business Acquired (VOBA) is determined at time of acquisition. This value is based on present value of future pre-tax profits discounted at current yields applicable at time of purchase. For products accounted under FAS 60, the VOBA is amortized over the life of the business similar to that for Deferred Acquisition Costs based on the assumptions at purchase. For FAS 97 products, the VOBA is amortized in relation to the estimated gross profits to date for each period. No impairments have occurred for acquired business to date.

     The liabilities for future policy benefits and policyholders’ contract deposits are established using assumptions described in Note 6.
     Financial Services: AIG’s Financial Services subsidiaries engage in diversified activities including aircraft leasing, capital market transactions, and consumer and insurance premium financing.

     Aircraft Finance operations represent the operations of ILFC, which engages primarily in the acquisition of commercial jet aircraft and the leasing and remarketing of such aircraft to airlines around the world. ILFC also provides, for a fee, fleet management services to certain third-party operators.

     ILFC, as lessor, leases flight equipment principally under operating leases. Accordingly, income is recognized over the life of the lease as rentals become receivable under the provisions of the lease or, in the case of leases with varying payments, under the straight-line method over the noncancelable term of the lease. In certain cases, leases provide for additional payments contingent on usage. Rental income is recognized at the time such usage occurs less a provision for future contractual aircraft maintenance. ILFC is also a remarketer of flight equipment for its own account and for airlines and financial institutions and provides, for a fee, fleet management services to certain third-party operators. ILFC’s revenues from such operations consist of net gains on sales of flight equipment and commissions.

     During the third quarter of 2003, AIG integrated the operations of AIG Trading Group Inc. with AIG Financial Products Corp., establishing the Capital Markets reporting unit. AIGFP engages as principal in standard and customized interest rate, currency, equity, commodity, and credit products with top-tier corporations, financial institutions, governments, agencies, institutional investors, and high-net-worth individuals throughout the world. AIGFP also raises funds through municipal reinvestment contracts and other private and public securities offerings, investing the proceeds in a diversified portfolio of high grade securities and derivative transactions. AIGFP engages in various commodity and foreign exchange trading and market-making activities. AIGFP owns inventories in the commodities in which it trades and may reduce the exposure to market risk through the use of swaps, forwards, futures, and option contracts. See also Note 3 herein.

     Consumer Finance operations include AGF as well as AIG Consumer Finance Group, Inc. (AIGCFG). AGF provides a wide variety of consumer finance products, including real estate mortgages, consumer loans, retail sales finance and credit-related insurance to customers in the United States. AIGCFG, through its subsidiaries, is engaged in developing a multi-product consumer finance business with an emphasis on emerging markets. See also Note 3 herein.

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

     The allowance for finance receivable losses is maintained at a level considered adequate to absorb estimated credit losses in the existing portfolio. The portfolio is periodically evaluated on a pooled basis and considers factors such as economic conditions, portfolio composition, and loss and delinquency experience in the evaluation of the allowance.

110 : FORM 10-K

American International Group, Inc. and Subsidiaries

1. Summary of Significant Accounting Policies (continued)

     Foreclosure proceedings are initiated on real estate loans when four monthly installments are past due, and these loans are charged off at foreclosure. All other finance receivables are charged off when minimal or no collections have been made for six months.

     Together, the Aircraft Finance, Capital Markets and Consumer Finance operations generate the vast majority of the revenues produced by AIG’s consolidated Financial Services operations.

     Imperial A.I. Credit Companies also contribute to Financial Services income. This operation engages principally in insurance premium financing for both AIG’s customers and those of other insurers.

     Asset Management Operations: AIG’s Asset Management operations comprise a wide variety of investment-related services and investment products including institutional and retail asset management, broker dealer services and spread-based investment business from the sale of guaranteed investment contracts (GICs), also known as funding agreements. Such products and services are offered to individuals and institutions both domestically and overseas. The fees generated with respect to Asset Management operations are recognized as revenues when earned. Certain costs incurred in the sale of mutual funds are deferred and subsequently amortized.

(c) Investments in Fixed Maturities and Equity Securities: Bonds held to maturity are principally owned by the insurance subsidiaries and are carried at amortized cost where AIG has the ability and positive intent to hold these securities until maturity.

     Where AIG may not have the positive intent to hold bonds and preferred stocks until maturity, these securities are considered to be available for sale and carried at current market values. Interest income with respect to fixed maturity securities is accrued as earned.

     Premiums and discounts arising from the purchase of bonds are treated as yield adjustments over their estimated lives, or call date if applicable.

     Bond trading securities are carried at current market values, as it is AIG’s intention to sell these securities in the near term.

     Common and preferred stocks are carried at current market values. Dividend income is generally recognized when receivable.

     Unrealized gains and losses from investments in equity securities and fixed maturities available for sale are reflected as a separate component of comprehensive income, net of deferred income taxes in consolidated shareholders’ equity currently. Unrealized gains and losses from investments in trading securities are reflected in income currently.

     Realized capital gains and losses are determined principally by specific identification. AIG evaluates its investments for impairment. As a matter of policy, the determination that a security has incurred an other-than-temporary decline in value and the amount of any loss recognition requires the judgment of AIG’s management and a continual review of its investments.

     In general, a security is considered a candidate for impairment if it meets any of the following criteria:

•	Trading at a significant (25 percent or more) discount to par, amortized cost (if lower) or cost for an extended period of time (nine months or longer);

•	The occurrence of a discrete credit event resulting in (i) the issuer defaulting on a material outstanding obligation; or (ii) the issuer seeking protection from creditors under the bankruptcy laws or any similar laws intended for the court supervised reorganization of insolvent enterprises; or (iii) the issuer proposing a voluntary reorganization pursuant to which creditors are asked to exchange their claims for cash or securities having a fair value substantially lower than par value of their claims; or

•	In the opinion of AIG’s management, it is possible that AIG may not realize a full recovery on its investment, irrespective of the occurrence of one of the foregoing events.

     Once a security has been identified as impaired, the amount of such impairment is determined by reference to that security’s contemporaneous market price and recorded as a charge to earnings.

     AIG also enters into dollar roll agreements. These are agreements to sell mortgage-backed securities and to repurchase substantially similar securities at a specified price and date in the future. At December 31, 2004, 2003 and 2002, there were no dollar roll agreements outstanding.

(d) Mortgage Loans on Real Estate, Policy, and Collateral Loans – net: Mortgage loans on real estate, policy loans, and collateral loans are carried at unpaid principal balances. Interest income on such loans is accrued as earned.

     Impairment of mortgage loans on real estate and collateral loans is based upon certain risk factors and when collection of all amounts due under the contractual term is not probable. This impairment is generally measured based on the

FORM 10-K :  111

NOTES TO FINANCIAL STATEMENTS (continued)

1. Summary of Significant Accounting Policies (continued)

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

(e) Financial Services – Flight Equipment: Flight equipment is stated at cost. Major additions, modifications and interest are capitalized. Normal maintenance and repairs, airframe and engine overhauls and compliance with return conditions of flight equipment on lease are provided by and paid for by the lessee. Under the provisions of most leases for certain airframe and engine overhauls, the lessee is reimbursed for costs incurred up to but not exceeding contingent rentals paid to AIG by the lessee. AIG provides a charge to income for such reimbursements based upon the expected reimbursements during the life of the lease. Depreciation and amortization are computed on the straight-line basis to a residual value of approximately 15 percent over the estimated useful lives of the related assets but not exceeding 25 years. AIG monitors the global aircraft market and the values of various types and models of aircraft within that market relative to the values of its own fleet. If events or circumstances were such that the carrying amount of AIG’s aircraft might be impaired, AIG would determine if such impairment existed and recognize such impairment in accordance with Financial Accounting Standards Board (FASB) Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

     This caption also includes deposits for aircraft to be purchased. At the time the assets are retired or disposed of, the cost and associated accumulated depreciation and amortization are removed from the related accounts and the difference, net of proceeds, is recorded as a gain or loss.

(f) Financial Services – Securities Available for Sale, at market value: These securities are held to meet long-term investment objectives and are accounted for as available for sale, carried at current market values and recorded on a trade date basis. This portfolio is hedged using interest rate, foreign exchange, commodity and equity derivatives. The market risk associated with such hedges is managed on a portfolio basis, with third party hedging transactions executed as necessary. As hedge accounting treatment is not achieved in accordance with FAS 133, the unrealized gains and losses on these securities resulting from changes in interest rates, currency rates and equity prices are recorded in consolidated shareholders’ equity while the unrealized gains and losses on the related economic hedges are reflected in operating income.

(g) Financial Services – Trading Securities, at market value: Trading securities are held to meet short term investment objectives, including hedging securities. These securities are recorded on a trade-date basis and carried at current market values. Unrealized gains and losses are reflected in income currently.

(h) Financial Services – Spot Commodities, at market value: Spot commodities are carried at current market values and are recorded on a trade-date basis. The exposure to market risk may be reduced through the use of forwards, futures and option contracts. Unrealized gains and losses from commodities and derivative transactions are reflected in income currently.

(i) Financial Services – Unrealized Gain and Unrealized Loss on Swaps, Options and Forward Transactions: Interest rate, currency, equity and commodity swaps, swaptions, options and forward transactions are accounted for as contractual commitments recorded on a trade-date basis and are carried at current market values or estimated fair values when market values are not available. Unrealized gains and losses are reflected in income currently, where appropriate. In certain instances, income is recognized over the life of the contract. Estimated fair values are based on the use of valuation models that utilize, among other things, current interest, foreign exchange, equity, commodity and volatility rates. AIG attempts to secure reliable and independent current market prices, such as published exchange prices, external subscription services’ prices such as Bloomberg or Reuters or third-party broker quotes for use in these models. When such prices are not available, AIG uses an internal methodology which includes extrapolation from observable and verifiable prices nearest to the dates of the transactions. These valuations represent an assessment of the present values of expected future cash flows of these transactions and reflect market and credit risk. The portfolio’s discounted cash flows are evaluated with reference to current market conditions, maturities within the portfolio, and other relevant factors. Based upon this evaluation, it is determined what offsetting transactions, if any, are necessary to reduce the market risk of the portfolio. AIG manages its market risk with a variety of transactions, including swaps, trading securities, futures and forward contracts and other transactions as appropriate. Because of the limited liquidity of some of these instruments, the recorded values of these transactions may be different from the values that might be realized if AIG were to sell or close out the transactions prior to maturity. AIG believes that such differences are not significant to the results of operations, financial condition or liquidity. Such differences would be immediately recognized in income when the transactions are sold or closed out prior to maturity.

112 : FORM 10-K

American International Group, Inc. and Subsidiaries

1. Summary of Significant Accounting Policies (continued)

(j) Financial Services – Trading Assets and Trading Liabilities: Trading assets and trading liabilities include option premiums paid and received and receivables from and payables to counterparties which relate to unrealized gains and losses on futures, forwards, and options and balances due from and due to clearing brokers and exchanges.

     Futures, forwards, and options purchased and written are accounted for as contractual commitments on a trade-date basis and are carried at fair values. Unrealized gains and losses are reflected in income currently. The fair values of futures contracts are based on closing exchange quotations. Commodity forward transactions are carried at fair values derived from dealer quotations and underlying commodity exchange quotations. For long-dated forward transactions, where there are no dealer or exchange quotations, fair values are derived using internally developed valuation methodologies based on observable and available market information. Options are carried at fair values based on the use of valuation models that utilize, among other things, current interest or commodity rates, and foreign exchange and volatility rates, as applicable.

(k) Financial Services – Securities Purchased (Sold) Under Agreements to Resell (Repurchase), at contract value: Purchases of securities under agreements to resell and sales of securities under agreements to repurchase are accounted for as collateralized lending transactions and are recorded at their contracted resale or repurchase amounts, plus accrued interest. Generally, AIG’s policy is to take possession of or obtain a security interest in securities purchased under agreements to resell.

     AIG minimizes the credit risk that counterparties to transactions might be unable to fulfill their contractual obligations by monitoring customer credit exposure and collateral value and generally requiring additional collateral to be deposited with AIG when deemed necessary.

(l) Financial Services – Finance Receivables: Finance receivables are carried at amortized cost, plus unamortized fees, net of an allowance.

(m) Securities Lending Collateral and Securities Lending Payable: AIG’s insurance and asset management operations lend their securities and primarily take cash as collateral with respect to the securities lent. Income earned on invested collateral, net of interest payable to the collateral provider, is recorded in net investment income.

     The market value of securities pledged under securities lending arrangements were $48.8 billion and $29.5 billion as of December 31, 2004 and 2003, respectively. Of these amounts, $48.2 billion and $29.3 billion represent securities included in the bonds available for sale caption in AIG’s consolidated balance sheet as of December 31, 2004 and 2003, respectively.

(n) Other Invested Assets: Other invested assets consist primarily of investments by AIG’s insurance operations in hedge funds and limited partnerships.

     Hedge funds and limited partnerships in which AIG holds in the aggregate less than a five percent interest are carried at fair value. The change in fair value is recognized as a component of other comprehensive income.

     With respect to hedge funds and limited partnerships in which AIG holds in the aggregate a five percent or greater interest, AIG’s carrying value is the net asset value. The changes in such net asset values are recorded in earnings through net investment income.

     AIG obtains the fair value of its investments in limited partnerships and hedge funds from information provided by the general partner or manager of each of these investments, the accounts of which are generally audited on an annual basis.

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

(p) Deposit Liabilities: AIG has entered into certain insurance and reinsurance contracts, primarily in its general insurance segment, which do not contain sufficient amount and timing risk to be accounted for as insurance or reinsurance. Accordingly, these transactions are recorded based upon deposit accounting, and the premiums received, after deduction for certain related expenses, are recorded as deposits within Other liabilities on the consolidated balance sheet. Net proceeds of these deposits are invested and generate net investment income. As amounts are paid, consistent with the underlying contracts, the deposit liability is reduced. Periodically, AIG evaluates the expected payments to be made under each contract and adjusts the deposit liability through earnings in the current period.

(q) Investments in Partially Owned Companies: Generally, the equity method of accounting is used for AIG’s investment in companies in which AIG’s ownership interest approximates

FORM 10-K :  113

NOTES TO FINANCIAL STATEMENTS (continued)

1. Summary of Significant Accounting Policies (continued)

20 percent but is not greater than 50 percent (minority owned companies). At December 31, 2004, AIG’s significant investments in partially owned companies included its 24.3 percent interest in IPC Holdings, Ltd., its 23.4 percent interest in Allied World Assurance Holdings, Ltd. and its 24.5 percent interest in The Fuji Fire and Marine Insurance Co., Ltd. This balance sheet caption also includes investments in less significant partially owned companies and in certain minor majority owned subsidiaries. The amounts of dividends received from unconsolidated entities owned less than 50 percent were $21 million, $12 million and $12 million in 2004, 2003 and 2002, respectively. The undistributed earnings of unconsolidated entities owned less than 50 percent was $403 million, $283 million and $155 million as of December 31, 2004, 2003 and 2002, respectively.

(r) Real Estate and Other Fixed Assets: The costs of buildings and furniture and equipment are depreciated principally on a straight-line basis over their estimated useful lives (maximum of 40 years for buildings and ten years for furniture and equipment). Expenditures for maintenance and repairs are charged to income as incurred; expenditures for betterments are capitalized and depreciated.

     From time to time, AIG assesses the carrying value of its real estate relative to the market values of real estate within the specific local area, for the purpose of determining any asset impairment.

(s) Separate and Variable Accounts: Separate and variable accounts represent funds for which investment income and investment gains and losses accrue directly to the policyholders who predominantly bear the investment risk. Each account has specific investment objectives, and the assets are carried at market value. The assets of each account are legally segregated and are not subject to claims which arise out of any other business of AIG. The liabilities for these accounts are generally equal to the account assets.

(t) Financial Services – Securities and Spot Commodities Sold but not yet Purchased, at market value: Securities and spot commodities sold but not yet purchased represent sales of securities and spot commodities not owned at the time of sale. The obligations arising from such transactions are recorded on a trade-date basis and carried at the respective current market values or current commodity prices. Unrealized gains or losses are reflected in income currently.

(u) Liabilities Connected to Trust Preferred Stock: Liabilities connected to trust preferred stock relates to outstanding securities issued by AGC, a wholly owned subsidiary of AIG. Cash distributions on such preferred stock are accounted for as interest expense.

(v) Preferred Shareholders’ Equity in Subsidiary Companies: Preferred shareholders’ equity in subsidiary companies relates principally to outstanding preferred stock or interest of ILFC, a wholly owned subsidiary of AIG. Cash distributions on such preferred stock or interest are accounted for as interest expense.

(w) Translation of Foreign Currencies: Financial statement accounts expressed in foreign currencies are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation” (FAS 52). Under FAS 52, functional currency assets and liabilities are translated into U.S. dollars generally using current rates of exchange prevailing at the balance sheet date of each respective subsidiary and the related translation adjustments are recorded as a separate component of comprehensive income, net of any related taxes, in consolidated shareholders’ equity. Functional currencies are generally the currencies of the local operating environment. Income statement accounts expressed in functional currencies are translated using average exchange rates. The adjustments resulting from translation of financial statements of foreign entities operating in highly inflationary economies are recorded in income. Exchange gains and losses resulting from foreign currency transactions are recorded in income currently. The exchange gain or loss with respect to utilization of qualifying foreign exchange hedging activities is recorded as a component of other comprehensive income. In the situation where the qualifying hedge is identified to an underlying foreign currency transaction, the hedging activity exchange or loss is transferred out of other comprehensive income and netted against the exchange gain or loss of the underlying in income.

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

114 : FORM 10-K

American International Group, Inc. and Subsidiaries

1. Summary of Significant Accounting Policies (continued)

The computation of earnings per share for December 31, 2004, 2003 and 2002 was as follows:

Years Ended December 31,	2004	2003	2002
(in millions, except per share amounts)		(Restated)	(Restated)

Numerator for basic earnings per share:
Income before cumulative effect of accounting changes	$9,875	$8,000	$5,866
Cumulative effect of accounting changes, net of tax	(144)	9	–

Net income applicable to common stock	$9,731	$8,009	$5,866

Denominator for basic earnings per share:
Average shares outstanding used in the computation of per share earnings:
Common stock issued	2,752	2,752	2,752
Common stock in treasury	(146)	(142)	(140)

Average shares outstanding – basic	2,606	2,610	2,612

Numerator for diluted earnings per share:
Income before cumulative effect of accounting changes	$9,875	$8,000	$5,866
Cumulative effect of accounting changes, net of tax	(144)	9	–

Net income applicable to common stock	9,731	8,009	5,866

Interest on contingently convertible bonds, net of tax(a)	11	11	10

Adjusted net income applicable to common stock(a)	$9,742	$8,020	$5,876

Denominator for diluted earnings per share:
Average shares outstanding	2,606	2,610	2,612
Incremental shares from potential common stock:
Average number of shares arising from outstanding employee stock plans (treasury stock method)(b)	22	18	22
Contingently convertible bonds(a)	9	9	9

Adjusted average shares outstanding – diluted(a)	2,637	2,637	2,643

Earnings per share:
Basic:
Income before cumulative effect of accounting changes	$3.79	$3.07	$2.25
Cumulative effect of accounting changes, net of tax	(0.06)	–	–

Net income	$3.73	$3.07	$2.25

Diluted:
Income before cumulative effect of accounting changes	$3.75	$3.04	$2.22
Cumulative effect of accounting changes, net of tax	(0.06)	–	–

Net income	$3.69	$3.04	$2.22

(a)	Assumes conversion of contingently convertible bonds due to the adoption of EITF Issue No. 04-8 “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share.”

(b)	Certain shares arising from employee stock plans were not included in the computation of diluted earnings per share where the exercise price of the options exceeded the average market price and would have been antidilutive. The number of shares excluded were 7 million, 26 million and 9 million for 2004, 2003 and 2002, respectively.

(z) Derivatives: AIG carries all derivatives in the consolidated balance sheet at fair value. The financial statement recognition of the change in the fair value of a derivative depends on a number of factors, including the intended use of the derivative and the extent to which it is effective as part of a hedge transaction. The changes in fair value of the derivative transactions of AIGFP are currently presented as a component of AIG’s operating income. However, in certain instances income is recognized over the life of the contract, where appropriate.

     The discussion below relates to the derivative activities of AIG (other than those of AIGFP) that qualify for hedge accounting treatment under FAS 133. (See also Note 2 “Other GAAP Corrections — Accounting for Derivatives (FAS 133 Hedge Accounting)”).

     For derivatives designated as hedges, on the date the derivative contract is entered into, AIG designates the derivative as: (i) a hedge of the subsequent changes in the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value” hedge); (ii) a hedge of a forecasted transaction, or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge); or (iii) a hedge of a net investment in a foreign operation. Fair value and cash flow hedges may involve foreign currencies (“foreign currency hedges”). The gain or loss in the fair value of a derivative that is appropriately and contemporaneously documented, designated and is highly effective as a fair value hedge is recorded in current period earnings, along with the loss or gain on the hedged item attributable to the hedged risk. The gain or loss in the fair value of a derivative that is appropriately

FORM 10-K :  115

NOTES TO FINANCIAL STATEMENTS (continued)

1. Summary of Significant Accounting Policies (continued)

and contemporaneously documented, designated and is highly effective as a cash flow hedge is recorded in other comprehensive income, until earnings are affected by the variability of cash flows. The gain or loss in the fair value of a derivative that is appropriately and contemporaneously documented, designated and is highly effective as a hedge of a net investment in a foreign operation is recorded in the foreign currency translation adjustments account within other comprehensive income. Changes in the fair value of derivatives used for other than hedging activities are reported in current period earnings (principally in realized capital gains and losses for AIG’s insurance operations).

     AIG appropriately and contemporaneously documented relationships between hedging instruments and hedged items, as well as its risk management objectives and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as hedges to specific assets or liabilities on the balance sheet, specific firm commitments, or forecasted transactions. AIG also assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items.

     In addition to hedging activities, AIG also uses derivative instruments with respect to investment operations, which include, among other things, credit default swaps, and purchasing investments with embedded derivatives, such as equity linked notes and convertible bonds. All changes in the market value of these derivatives are recorded in earnings. AIG bifurcates an embedded derivative where: (i) the economic characteristics of the embedded instruments are not clearly and closely related to those of the remaining components of the financial instrument; and (ii) a separate instrument with the same terms as the embedded instrument meets the definition of a derivative under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” See also Note 20 herein.

(aa) Goodwill and Intangible Assets: Goodwill is reviewed for impairment on an annual basis, or more frequently if circumstances indicate that a possible impairment has occurred. The assessment of impairment involves a two-step process whereby an initial assessment for potential impairment is performed, followed by a measurement of the amount of impairment, if any. No impairment has been recorded by AIG in 2004, 2003 or 2002.

     On August 29, 2003, AIG acquired 100 percent of the outstanding common shares of GE Edison Life Insurance Company in Japan and the U.S.-based auto and home insurance business of General Electric Company (GE) for $2.1 billion. The acquisition expanded AIG’s life insurance presence in Japan and AIG’s auto and home insurance presence in the U.S. At the date of acquisition, the fair values of the assets acquired and liabilities assumed were $20 billion and $19 billion, respectively. Goodwill associated with this transaction as of December 31, 2003 amounted to $1.3 billion, primarily related to the life business.

     Other changes in the carrying amount of goodwill are primarily caused as a result of foreign currency translation adjustments and other purchase price adjustments.

(bb) Recent Accounting Standards: In December 2003, FASB issued Interpretation No. 46R, “Consolidation of Variable Interest Entities Revised” (FIN46R). See also Notes 2 and 19 herein.

In March 2005, FASB issued FSP FIN46R-5 “Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities” (FSP FIN46R-5) to address whether a reporting enterprise has an implicit variable interest in a variable interest entity (VIE) or potential VIE when specific conditions exist. Although implicit variable interests are mentioned in FIN46R, the term is not defined and only one example is provided. FSP FIN46R-5 offers additional guidance, stating that implicit variable interests are implied financial interests in an entity that change with changes in the fair value of the entity’s net assets exclusive of variable interests. An implicit variable interest acts the same as an explicit variable interest except it involves the absorbing and/or receiving of variability indirectly from the entity (rather than directly). The identification of an implicit variable interest is a matter of judgment that depends on the relevant facts and circumstances. FSP FIN46R-5 is effective for the second quarter of 2005, and AIG is currently assessing the effect, if any, of FSP FIN46R-5.

     In July 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (SOP 03-1). See also Note 21 herein.

     In December 2003, FASB issued Statement of Financial Accounting Standards No. 132 (Revised), “Employers’ Disclosures About Pensions and Other Post Retirement Benefits,” which revised disclosure requirements with respect to defined benefit plans. See also Note 15 herein.

     At the March 2004 meeting, the Emerging Issue Task Force (EITF) reached a consensus with respect to Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” On September 30, 2004, the FASB issued FASB Staff Position (FSP)

116 : FORM 10-K

American International Group, Inc. and Subsidiaries

1. Summary of Significant Accounting Policies (continued)

EITF No. 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” delaying the effective date of this guidance until the FASB has resolved certain implementation issues with respect to this guidance. The disclosure requirements of EITF 03-1 were previously adopted by AIG as of December 31, 2003 and reflected in the Annual Report on Form 10-K for that year for investments accounted for under FAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” For all other investments within the scope of this Issue, the disclosures are effective for the year ending December 31, 2004.

     At the September 2004 meeting, the EITF reached a consensus with respect to Issue No. 04-8, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share.” This Issue addresses when the dilutive effect of contingently convertible debt (Co-Cos) with a market price trigger should be included in diluted earnings per share (EPS). The EITF concluded that these securities should be treated as convertible securities and included in a dilutive EPS calculation (if dilutive), regardless of whether the market price triggers (or other contingent features) have been met. Co-Cos are generally convertible into common shares of the issuer after the common stock has exceeded a predetermined threshold for a specific time period. The predetermined threshold is greater than the conversion price of the debt. The guidance is effective for the year ending December 31, 2004; AIG has applied the guidance retroactively and has restated previously reported EPS. The adoption of Issue No. 04-8 did not have a material effect on AIG’s diluted EPS.

     In December 2004, the FASB issued Statement No. 123 (revised 2004) (FAS 123R), “Share-Based Payment.” FAS 123R replaces FASB Statement No. 123 (FAS 123), “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” FAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. On January 1, 2003, AIG adopted the recognition provisions of FAS 123. See also Note 14 herein. In April 2005, the SEC delayed the effective date for FAS 123R until the first fiscal year beginning after June 15, 2005. As a result, AIG expects to adopt the provisions of the revised FAS 123R in the first quarter of 2006. AIG is currently assessing the effect of FAS 123R and believes the effect will not be material to AIG’s results of operations.

     In March 2005, FASB issued FSP No. 46(R)-5, “Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities”, or FSP FIN 46R-5. FSP FIN 46R-5 provides guidance for a reporting enterprise on whether it holds an implicit variable interest in VIEs or potential VIEs when specific conditions exist. This FSP is effective in the first period beginning after March 3, 2005 in accordance with the transition provisions of FIN 46R. AIG is currently assessing the effect of the adoption of FSP FIN 46R-5 on results of operations and financial condition and does not expect it to have a material impact.

(cc) Fourth Quarter 2004 Changes in Estimates: The preparation of consolidated financial statements in conformity with GAAP requires management to make extensive use of estimates and assumptions that affect the reported amounts of assets and liabilities and reported amounts of revenues and expenses. Examples of some of the significant estimates in AIG’s financial statements include estimation of loss and loss adjustment expense reserves, deferred acquisition costs, allowances for reinsurance recoverable, estimation of future cash flows for use in evaluating asset valuation and potential asset impairments, loss contingencies, fair value of financial instruments, income tax provisions and tax valuation reserves and various assumptions with regard to the valuation of pension and other post-retirement employee benefit expenses.

     AIG’s internal review was complemented by investigations by outside counsel for AIG and for the Audit Committee of the Board of Directors. PricewaterhouseCoopers LLP, an independent registered public accounting firm (PwC or independent auditors) was consulted on the scope of the internal review for certain matters and reviewed the results of the internal review.

     As a result of the findings of the internal review, together with the results of investigations conducted by outside counsel at the request of AIG’s Audit Committee and in consultation with PwC, AIG has concluded that the accounting for certain transactions and certain relationships needs to be restated or adjusted. See Note 2 herein – “Restatement of Previously Issued Financial Statements”.

     In connection with the internal review previously described, AIG has made extensive evaluation of information used in the preparation of certain estimates made in completing the financial statements for the year ended December 31, 2004. These estimates were reflected in the previously released unaudited results of operations disclosed in AIG’s press release furnished in its Current Report on Form 8-K dated February 9, 2005. Management believes that the additional information now available provides additional evidence about conditions that existed at the balance sheet date that have

FORM 10-K :  117

NOTES TO FINANCIAL STATEMENTS (continued)

1. Summary of Significant Accounting Policies (continued)

come to management’s attention prior to the release of the Company’s audited financial statements for the year ended December 31, 2004. Accordingly, certain fourth quarter 2004 estimates were revised to reflect the financial statement effect of the additional information upon management’s estimates.

The following table summarizes the more significant of the fourth quarter changes in estimates:

For the Three Months and
Twelve Months Ended
(in millions)	December 31, 2004

Fourth Quarter 2004 Changes in Estimates:
Increase in reserve for asbestos and environmental losses and loss expenses	$(850)
Deferred acquisition costs adjustments	(56)
Accrual for salvage and subrogation recoveries	(232)
Subsequent events related to reinsurance arbitration	(178)
DBG asset realization	(150)
Other changes in estimates	(136)

Total pretax changes in estimates	(1,602)
Income tax adjustments	(146)
Less: tax effect related to changes in estimates	561

Total changes in estimates	$(1,187)

2.	Restatement of Previously Issued Financial Statements

In connection with the preparation of AIG’s consolidated financial statements included in this Annual Report on Form 10-K, AIG’s current management initiated an internal review of AIG’s books and records, which was substantially expanded in mid-March. The following provides a description of the internal review process, details of the accounting adjustments included in the restatement of AIG’s consolidated financial statements and the effect of the adjustments on AIG’s Consolidated Balance Sheet at December 31, 2003 and its Consolidated Statement of Income and Consolidated Statement of Cash Flows for the years ended December 31, 2003 and 2002.

     Internal Review. The internal review, conducted under the direction of current senior management with the oversight of the Audit Committee of the Board of Directors, spanned AIG’s major business units globally, and included a review of information and a number of transactions from 2000 to the present. In certain cases, items in periods prior to 2000 were examined due to the nature of the transactions under review. The business units subject to review were Domestic General Insurance, Foreign General Insurance, Reinsurance, Financial Services, Domestic and Foreign Life Insurance & Retirement Services and Asset Management. The internal review encompassed AIG’s books and records, thousands of files and e-mails and interviews with current and former employees and members of management. Management believes that the scope and process of its internal review was sufficient to identify issues of a material nature that could affect AIG’s financial statements.

     AIG’s internal review was complemented by investigations by outside counsel for AIG and for the Audit Committee of the Board of Directors. PricewaterhouseCoopers LLP, an independent registered public accounting firm (PwC or independent auditors), was consulted on the scope of the internal review for certain matters and reviewed the results of the internal review.

     As a result of the findings of the internal review, together with the results of investigations conducted by outside counsel at the request of AIG’s Audit Committee and in consultation with AIG’s independent auditors, AIG has concluded that the accounting for certain transactions and certain relationships needs to be restated.

     Restatement. AIG has restated its Consolidated Balance Sheet at December 31, 2003 and its Consolidated Statement of Income and Consolidated Statement of Cash Flows for the years ended December 31, 2003 and 2002 as well as the quarters ended March 31, June 30 and September 30, 2004 and 2003 and the quarter ended December 31, 2003 included herein. AIG’s previously issued financial statements for these periods should no longer be relied upon. See below for a reconciliation of certain previously reported amounts to the restated amounts.

     As part of its internal review, AIG evaluated the financial reporting consolidation process and the resulting financial statements as well as the appropriateness of AIG’s prior accounting and reporting decisions. Based on this evaluation, the restatement includes corrections of errors in current or prior accounting periods for improper or inappropriate transactions or entries identified by the review. In many cases these transactions or entries appear to have had the purpose of achieving an accounting result that would enhance measures

118 : FORM 10-K

American International Group, Inc. and Subsidiaries

2. Restatement of Previously Issued Financial Statements (continued)

believed to be important to the financial community and may have involved documentation that did not accurately reflect the true nature of the arrangements. In certain instances, these transactions or entries may also have involved misrepresentations to members of management, regulators and AIG’s independent auditors. The restatement includes adjustments, some of which had been previously identified but considered not to be sufficiently material to require correction.

     Details of Accounting Adjustments included in the Restatement. The accounting adjustments relate primarily to the categories described below. Many of the adjustments that do not affect previously reported net income or consolidated shareholders’ equity do, however, change both the consolidated and business segment reporting of premiums, underwriting results, net investment income, realized capital gains and losses and operating income, as well as other items. Adjustments that affect reported net income and consolidated shareholders’ equity relate to both the timing and recognition of revenues and expenses and affect the comparison of period-to-period results. Following the description of each transaction, accounting entry or entity category is a summary of the principal consolidated statement of income and balance sheet accounts affected by the adjustments relating to that category.

•	Risk Transfer. To recognize the cash flows under an insurance contract as premium and losses, GAAP requires the transfer of risk. If risk transfer requirements are not met, an insurance contract is accounted for as a deposit, resulting in the recognition of cash flows under the contract as deposit assets or liabilities and not as revenues or expense. AIG has concluded, based upon its internal review, that there was insufficient risk transfer to qualify for insurance accounting for certain transactions where AIG subsidiaries either wrote direct insurance or assumed or ceded reinsurance. These transactions are now recorded using deposit accounting. The changes resulting from the change to deposit accounting affect both the consolidated balance sheet and statement of income. Detailed discussions of the principal accounts affected are provided below for each of the categories included.

–	Union Excess: AIG has concluded, based on documents and information identified during the course of the internal review, that reinsurance ceded to Union Excess Reinsurance Company, Ltd., a Barbados-domiciled reinsurer (Union Excess), did not result in risk transfer because of AIG’s control over certain transactions undertaken directly or indirectly with Union Excess, including the timing and nature of certain commutations. Eliminating the cessions reduces reinsurance assets, effectively eliminates the inherent discount related to the loss reserves ceded under the contracts, and increases net premiums and losses.

In addition, as a result of certain facts and circumstances related to the formation of Union Excess, as well as certain relationships with Starr International Company, Inc. (SICO), Union Excess is now included in AIG’s consolidated financial statements. The facts and circumstances surrounding SICO’s involvement with Union Excess were not properly reflected in AIG’s books and records, were not known to all relevant AIG financial reporting personnel and, AIG now believes, were not known to AIG’s independent auditors. For example, a significant portion of the ownership interests of Union Excess shareholders are protected against loss under financial arrangements with SICO. Additionally, from its formation in 1991, Union Excess has reinsured risks emanating primarily or solely from AIG subsidiaries, both directly and indirectly. Further, it appears that the employees responsible for the reinsurance related to Union Excess managed that relationship to prevent signifi-
cant losses or gains to Union Excess so that substantially all of the risks and rewards of the underlying reinsurance inured to AIG. This relationship allowed AIG to absorb substantially all the economic returns, which in turn caused Union Excess to be deemed a variable interest entity (VIE). The effect of the restatement relating to Union Excess on certain of AIG’s consolidated statement of income and balance sheet accounts is as follows:

Increase (Decrease) For Years Ended and at December 31,

(in millions)		2003	2002

Consolidated Statement of Income:
	Premiums and other considerations	$439	$673
	Net investment income	304	233
	Realized capital gains (losses)	(17)	105
	Incurred policy losses and benefits	433	683
	Insurance acquisition and other operating expenses	48	52
	Net income	160	180

Consolidated Balance Sheet:
	Premiums and insurance balances receivable, net of allowance	1,923
	Reinsurance assets	(5,815)
	Other assets	2,549
	Total shareholders’ equity	(873)

–	Gen Re: In December 2000 and March 2001, an AIG subsidiary entered into an assumed reinsurance transaction with a subsidiary of General Re Corporation (Gen Re) involving two tranches of $250 million each. In connection with each tranche, consolidated net premiums written and consolidated incurred policy losses and benefits increased by $250 million in the fourth quarter of 2000 (with respect to the first tranche) and the first quarter of 2001 (with

FORM 10-K :  119

NOTES TO FINANCIAL STATEMENTS (continued)

2. Restatement of Previously Issued Financial Statements (continued)

respect to the second tranche). The first tranche of the transaction was commuted in November 2004, reducing premiums and reserves for losses and loss expenses by approximately $250 million in the fourth quarter 2004. AIG has concluded that the transaction was done to accomplish a desired accounting result and did not entail sufficient qualifying risk transfer. As a result, AIG has determined that the transaction should not have been recorded as insurance. AIG’s restated financial statements recharacterize the transaction as a deposit rather than as insurance. Such recharacterization had virtually no effect on net income or consolidated shareholders’ equity but had the following effect on AIG’s consolidated balance sheet accounts:

Increase (Decrease) For Years Ended and at December 31,

(in millions)		2003	2002

Consolidated Balance Sheet:
	Reserve for losses and loss expenses	(500)
	Other liabilities	500

–	Other Risk Transfer: AIG has concluded that Richmond Insurance Company, Ltd., a Bermuda-based reinsurance holding company (Richmond) in which AIG currently holds a 19.9 percent ownership interest, should be treated as a consolidated entity in AIG’s financial statements due to AIG’s ability to exert control over that entity. Such determination was based, in part, on arrangements and documents, including put agreements requiring an AIG subsidiary to purchase the Richmond shares, that appear not to have been previously disclosed to appropriate AIG financial personnel or AIG’s independent auditors. Although AIG currently owns only a minority ownership interest in Richmond, a review of the operations of Richmond and its subsidiaries has shown significant previously undisclosed evidence of AIG control causing Richmond to be deemed a VIE. The consolidation of Richmond had virtually no effect on net income or consolidated shareholders’ equity. AIG has received notice of exercise of a put with respect to 49.9 percent of the Richmond shares and expects to acquire the shares by June 30, 2005.

As a result of its internal review of AIG Re, AIG Risk Finance and AIG Risk Management and certain transactions, AIG determined that adjustments were required because certain transactions lacked sufficient risk transfer to qualify for insurance accounting under GAAP.

The effect of the restatement for Richmond, AIG Re, AIG Risk Finance, AIG Risk Management and certain other transactions on certain of AIG’s consolidated statement of income and balance sheet accounts is as follows:

Increase (Decrease) For Years Ended and at December 31,

(in millions)	2003	2002

Consolidated Statement of Income:
Premiums and other considerations	$33	$(856)
Incurred policy losses and benefits	53	(862)
Insurance acquisition and other operating expenses	(62)	(35)
Net income	–	22

Consolidated Balance Sheet:
Premiums and insurance balances receivable, net of allowance	(389)
Reinsurance assets	(1,185)
Other assets	1,126
Reserve for losses and loss expenses	(1,609)
Reserve for unearned premiums	112
Funds held by companies under reinsurance treaties	(1,019)
Other liabilities	2,114
Total shareholders’ equity	(51)

•	Loss Reserves: Estimation of ultimate net losses and loss expenses is a complex process requiring the use of assumptions which may be highly uncertain at the time of estimation. As a result of its internal review, AIG has determined that the IBNR included in the General Insurance reserve for losses and loss expenses was adjusted on a regular basis without appropriate support for the changes requested to be made. Although AIG does not believe that any change materially affected the integrity of AIG’s loss reserve position because in each instance IBNR as adjusted was determined to be within an appropriate tolerance of the applicable actuarial point estimate, AIG has determined that the unsupported decreases in reserves generated independently from the actuarial process constituted errors which should be corrected and has restated the amounts of carried reserves accordingly. As a result, the fourth quarter 2002 charge relating to the increase in the General Insurance reserve for losses and loss expenses, previously reported as $2.8 billion, has been restated to $2.1 billion to reduce the original charge by the cumulative effect of the correction of the unsupported adjustments to reserves through that date (approximately $700 million). Therefore, the charge to pretax earnings is approximately $700 million less than previously reported, reflecting the removal of the unsupported adjustments to reserves in periods prior to and including the fourth quarter of 2002. The effect of the restatement of the loss reserves on

120 : FORM 10-K

American International Group, Inc. and Subsidiaries

2. Restatement of Previously Issued Financial Statements (continued)

certain of AIG’s consolidated statement of income and balance sheet accounts is set forth as follows:

Increase (Decrease) For Years Ended and at December 31,

(in millions)	2003	2002

Consolidated Statement of Income:
Incurred policy losses and benefits	$342	$(351)
Net income	(222)	228

Consolidated Balance Sheet:
Reserve for losses and loss expenses	578
Total shareholders’ equity	(375)

•	Net Investment Income. As a result of the internal review, AIG determined that the accounting for certain transactions had the effect of improperly converting capital gains into net investment income and was not consistent with GAAP. The most significant of these transactions are:

–	Covered Calls: From 2001 through 2003, certain AIG subsidiaries entered into a series of transactions with third parties whereby these subsidiaries sold in-the-money calls, principally on municipal bonds in their investment portfolios that had unrealized appreciation associated with them. Upon exercise of a call, the related bonds were delivered to the purchaser of the call and subsequently reacquired by the subsidiaries pursuant to contingent forward agreements which permitted the AIG subsidiaries to repurchase the bonds at the prevailing market value. In connection with selling the calls, the AIG subsidiaries also entered into interest rate swaps to protect them against the effects of changes in value of the applicable bonds as a result of movements in interest rates during the transaction period. These transactions were accounted for as sales and subsequent purchases and appear to have been initiated to increase net investment income. AIG has determined that, because AIG was able to cause the bonds to be returned from the third parties even after the third parties exercised the call options, AIG did not cede control over the bonds and therefore the transactions should not have been accounted for as sales and subsequent purchases but rather as financings. The adjustments required to correct this error reduce previously reported amounts of net investment income and correspondingly increase realized capital gains from these transactions over the three-year period. The restatement had no net effect on consolidated shareholders’ equity for any period and the following effects on certain of AIG’s consolidated statement of income accounts:

Increase (Decrease) For Years Ended and at December 31,

(in millions)	2003	2002

Consolidated Statement of Income:
Net investment income	$(179)	$(7)
Realized capital gains (losses)	118	61
Net income	(40)	35

–	Synthetic Fuel Investment: AIG subsidiaries invest in certain limited liability companies that invest in synthetic fuel production facilities as a means of generating income tax credits. As a result of a misapplication of GAAP, AIG recorded net investment income or, in some cases, other revenues, on a pretax basis rather than reflecting the tax credit as a reduction of income tax expense, thereby increasing net investment income for AIG’s life insurance and retirement services segment and other revenues for the financial services segment. Certain of these entries were previously identified but not corrected as the amounts were viewed as not sufficiently material to require correction. In the fourth quarter of 2004, AIG changed its accounting to present these tax credits as a component of income taxes. AIG has now determined that it is necessary to record these adjustments for the periods prior to the fourth quarter of 2004. The restatement had no effect on consolidated net income or shareholders’ equity but had the following effects on certain of AIG’s consolidated statement of income accounts:

Increase (Decrease) For Years Ended and at December 31,

(in millions)	2003	2002

Consolidated Statement of Income:
Net investment income	$(238)	$(259)
Other revenues	(200)	(165)
Income taxes	(438)	(424)

FORM 10-K :  121

NOTES TO FINANCIAL STATEMENTS (continued)

2. Restatement of Previously Issued Financial Statements (continued)

–	Hedge Fund Accounting: AIG subsidiaries invest in a variety of alternative asset classes, including hedge fund limited partnerships, that are accounted for as available for sale securities. As part of the underlying partnership agreements, such AIG subsidiaries have the right to redeem their interests at defined times. A redemption allows AIG to record net investment income to the extent there are gains in the underlying funds at the time. However, as a result of its internal review, AIG has determined that, in certain cases, the redemption resulted in inappropriate gain recognition because the proceeds were required to be immediately reinvested in the funds. In addition, the cost bases of certain funds were misallocated in determining gains. The restated consolidated financial statements correct these errors. These corrections had virtually no effect on consolidated shareholders’ equity but had the following effects on certain of AIG’s consolidated statement of income accounts.

Increase (Decrease) For Years Ended and at December 31,

(in millions)	2003	2002

Consolidated Statement of Income:
Net investment income	$29	$159
Other revenues	–	26
Net income	19	120

–	Muni Tender Option Bond Program: From 2000 through early 2003, AIG subsidiaries participated in a program in which they transferred highly rated municipal bonds at market value to a third-party broker, which in turn transferred these securities to a trust that the broker had established. The trust then issued two sets of beneficial interests. Half of the beneficial interests were floating interest rate certificates. The remaining beneficial interests were “inverse” floating interest rate certificates. Third parties invested in the floating interest rate certificates, and AIG subsidiaries invested in the inverse floating interest rate certificates. AIG did not consolidate the trust into AIG’s balance sheet.

The AIG subsidiaries, as the holders of the residual interest inverse floating rate certificates, had the right to unilaterally liquidate the trust and cause the municipal bonds to be returned to AIG on short notice. Accordingly, the AIG subsidiaries did not cede control over the bonds. As a result, AIG now believes that the conclusion not to consolidate was an error in the application of GAAP. Therefore, AIG has now consolidated the trusts into its balance sheets. Because the program was discontinued in early 2003 there was no effect on the consolidated balance sheet at December 31, 2003: The consolidations had no effect on consolidated shareholders’ equity but had the following effects on certain of AIG’s consolidated statement of income accounts:

Increase (Decrease) For Years Ended and at December 31,

(in millions)	2003	2002

Consolidated Statement of Income:
Net investment income	$60	$44
Realized capital gains (losses)	(148)	(47)
Net income	(57)	(2)

–	DBG/AIG Capital Corporation Intercompany Dividend: In 2002, AIG Capital Corporation issued shares of its preferred stock to National Union in exchange for shares of ILFC’s common stock. AIG did not eliminate the preferred stock investment in consolidation, instead recording the dividend as income in net investment income and as corresponding expense in other operating expenses. AIG has now determined that this accounting is a misapplication of GAAP. Accordingly, AIG has eliminated this intercompany investment and reversed the accounting entries in its consolidated statement of income. The restatement had no effect on consolidated net income or shareholders’ equity but had the following effects on certain of AIG’s consolidated statement of income accounts:

Increase (Decrease) For Years Ended and at December 31,

(in millions)	2003	2002

Consolidated Statement of Income:
Net investment income	$(100)	$–
Insurance acquisition and other operating expenses	(100)	–

•	“Top Level” Adjustments and Other Directed Entries (other than loss reserves). Certain accounting entries originated at the parent company level had the effect of reclassifying realized capital gains to net investment income, as well as adjusting other line item reclassifications and other segment financial information. In some cases, expense deferrals were increased or reserves decreased, both having the effect of increasing reported earnings. In other

122 : FORM 10-K

American International Group, Inc. and Subsidiaries

2. Restatement of Previously Issued Financial Statements (continued)

cases, the adjustments affected revenue and expense recognition between reporting periods or among business segments. Certain of these entries were previously identified but considered not to be sufficiently material to require correction. As part of its internal review, AIG analyzed and assessed “top level” adjustments since 2000 and determined that certain entries appear to have been made at the direction of certain former members of senior management without appropriate documentation or support.

–	Foreign Life Insurance Net Investment Income Reclassification: In addition to the matters described above, certain accounting entries, now determined to be errors, had the effect of reclassifying capital gains realized from investments made to match liabilities relating to policies in Japan and Southeast Asia. Due to the limited availability of long-duration bonds or bonds with sufficient yield to meet the policyholder liability requirements in Japan and Southeast Asia, AIG subsidiaries made alternative investments, including investments in equities. Until the fourth quarter of 2003, a portion of the capital gains realized on these alternative investments, including substantial amounts related to the sale of fixed income securities, was reclassified to net investment income in the consolidated statement of income to match these revenues against the incurred policy benefit expense of the underlying policies. Amounts so reflected, which were previously identified but not corrected as they were viewed as immaterial, are treated as corrections of errors in the restated financial statements, and are as follows: $448 million and $278 million for 2003 and 2002, respectively.

Beginning in the first quarter of 2004, a process was implemented to identify only certain equity-related gains in Southeast Asia and a limited amount of fixed income and equity gains in Japan and to segregate and treat such realized capital gains separately for segment reporting purposes only. The new process and limits were applied retroactively for 2003, 2002, 2001 and 2000 as part of the restatement.

The restatement reverses all such unsupported “top level” and other directed entries, including the Foreign Life Insurance Net Investment Income Reclassification, with the following effect on certain of AIG’s consolidated statement of income and balance sheet accounts:

Increase (Decrease) For Years Ended and at December 31,

(in millions)	2003	2002

Consolidated Statement of Income:
Premiums and other considerations	$250	$(199)
Net investment income	(783)	(733)
Realized capital gains (losses)	559	374
Other revenues	89	92
Incurred policy losses and benefits	195	(337)
Insurance acquisition and other operating expenses	(115)	47
Net income	26	(112)

Consolidated Balance Sheet:
Premiums and insurance balances receivable, net of allowance	(265)
Reserve for losses and loss expenses	(30)
Other liabilities	231
Total shareholders’ equity	(401)

•	Conversion of Underwriting Losses to Capital Losses. This category includes transactions and entries that had the principal effect of improperly recharacterizing underwriting losses as capital losses. This category also includes insurance and reinsurance transactions where AIG’s accounting resulted in errors relating to the timing and classification of income recognition as well as errors relating to the timing of premium recognition. The most significant transactions in this category are the following:

–	Capco: AIG has determined that a series of transactions with Capco Reinsurance Company, Ltd. (Capco), a Barbados-domiciled reinsurer, involved an improper structure created to recharacterize underwriting losses relating to auto warranty business as capital losses. That structure, which appears to have not been properly disclosed to appropriate AIG personnel or its independent auditors, consisted primarily of arrangements between subsidiaries of AIG and Capco that require Capco to be treated as a consolidated entity in AIG’s financial statements. The result of such consolidation is to reverse capital losses for the years 2000 through 2003 and recognize a corresponding amount of underwriting losses in 2000.

–	The Robert Plan: AIG has restated the accounting for surplus notes purchased as part of a litigation settlement in 2002 with The Robert Plan Corporation (The Robert Plan). Pursuant to the settlement agreement, the surplus notes were to be repaid through profits received from a managing general agency relationship with The Robert Plan. When AIG deemed that repayment under the surplus notes was unlikely, AIG recorded the impairment charge as realized capital losses rather than underwriting losses. AIG now be-

FORM 10-K :  123

NOTES TO FINANCIAL STATEMENTS (continued)

2. Restatement of Previously Issued Financial Statements (continued)

lieves that this accounting treatment was an error and has restated the impairment charges as underwriting losses.

–	AIRCO Reinsurance: In each of 1999 and 2000, AIRCO entered into stop loss reinsurance agreements with Union Excess relating to accident and health business of Nan Shan. Concurrently with each reinsurance agreement, AIRCO entered into a swap agreement with Union Excess, under which the payments were linked to payments under the reinsurance agreement. The transaction had the effect of converting incurred policy losses into capital losses. AIG has determined that its prior accounting was a misapplication of GAAP and has reversed both the cessions under the reinsurance agreement and the corresponding swaps.

The effect of the restatement on certain of AIG’s consolidated statement of income and balance sheet accounts is as follows:

Increase (Decrease) For Years Ended and at December 31,

(in millions)	2003	2002

Consolidated Statement of Income:
Premiums and other considerations	$–	$(43)
Realized capital gains (losses)	19	48
Incurred policy losses and benefits	–	130
Insurance acquisition and other operating expenses	(2)	1
Net income	20	(65)

Consolidated Balance Sheet:
Collateral and guaranteed loans, net of allowance	(55)
Short-term investments, at cost	–
Other assets	(7)
Total shareholders’ equity	(109)

•	Asset Realization. As a result of the internal review, AIG concluded that adjustments should be made to the value of certain assets included in its consolidated balance sheet. The most significant of these items are:

–	Domestic Brokerage Group (DBG) Issues: A review of allowances for doubtful accounts and other accruals recorded by certain DBG member companies has led AIG to conclude that the allowances related to certain premiums receivable, reinsurance recoverables and other assets were not properly analyzed in prior periods and that appropriate allowances were not properly recorded in AIG’s consolidated financial statements. Certain relevant information was known by certain members of senior management but, AIG now understands, not previously disclosed to the independent auditors. In addition, various accounts were not properly reconciled. AIG’s restated financial statements reflect the recording of appropriate amounts for these reserves and allowances for doubtful accounts for the appropriate time period, resulting in an after-tax reduction in consolidated shareholders’ equity at December 31, 1999 of $514 million. Because all of the reporting periods affected by these adjustments were prior to 2000, the restatement results in decreases in insurance acquisition and other operating expenses for the periods presented. The effect of the restatement resulting from DBG issues on certain of AIG’s consolidated statement of income and balance sheet accounts is as follows:

Increase (Decrease) For Years Ended and at December 31,

(in millions)	2003	2002

Consolidated Statement of Income:
Insurance acquisition and other operating expenses	$(224)	$(23)
Net income	146	15

Consolidated Balance Sheet:
Premiums and insurance balances receivable, net of allowance	(918)
Reserve for losses and loss expenses	(509)
Reserve for unearned premiums	(81)
Total shareholders’ equity	(324)

–	Other Than Temporary Declines: AIG’s investment accounting policies require that an investment that has been identified as impaired should be written down in the period in which such impairment is determined, and recorded as a realized capital loss. AIG has determined that realized capital losses with respect to certain impaired investments were not recorded in the appropriate periods, and the restatement will thus affect the timing of previously reported realized capital losses. The restatement resulting from other than temporary declines had only a minor effect on consolidated shareholders’ equity but affected certain of AIG’s consolidated statement of income and balance sheet accounts as follows:

Increase (Decrease) For Years Ended and at December 31,

(in millions)	2003	2002

Consolidated Statement of Income:
Realized capital gains (losses)	$463	$307
Net income	301	200

•	Other GAAP Corrections. As part of its internal review, AIG has considered the application of certain accounting principles to specific businesses and transactions, and has determined that certain misapplications of GAAP are errors that require restatement of its financial statements. These adjustments include the following:

–	Accounting for Derivatives (FAS 133 Hedge Accounting): AIG and its subsidiaries, including AIGFP, engage in hedging activities for their own accounts, which AIG believes have been and remain economically effective. AIG

124 : FORM 10-K

American International Group, Inc. and Subsidiaries

2. Restatement of Previously Issued Financial Statements (continued)

and its subsidiaries enter into derivative contracts principally to hedge interest rate risk and foreign currency risk associated with their assets, liabilities and forecasted cash flows. Such derivative transactions include interest rate swaps, cross currency swaps and forwards, which are generally executed through AIGFP. Statement of Financial Accounting Standards No. 133 — “Accounting for Derivative Instruments and Hedging Activities” (FAS 133) requires that third-party derivatives used for hedging must be specifically matched with the underlying exposures to an outside third party and documented contemporaneously to qualify for hedge accounting treatment. The internal review determined that in many cases AIG did not meet these hedging requirements with respect to certain hedging transactions. See Note 20 herein.

AIG has historically reported the changes in the fair value of certain derivatives used for hedging activities through other comprehensive income in consolidated shareholders’ equity or in net income with a corresponding adjustment to the hedged item, depending on the nature of the hedging relationship. In order to comply with FAS 133, the restated consolidated financial statements include the changes in fair value for certain derivatives, previously recorded through other comprehensive income, in current period income and reverse the previous adjustments on certain assets and liabilities recorded in income in connection with hedge accounting. Because these activities did not qualify for hedge accounting, Statement of Financial Accounting Standards No. 115 — “Accounting for Certain Investments in Debt and Equity Securities” requires AIG to recognize the corresponding changes in fair value, including foreign exchange gains and losses resulting from exchange rate fluctuations, relating to available-for-sale investments through accumulated other comprehensive income. These restatement adjustments with respect to FAS 133 do not result in any changes in AIG’s liquidity or its overall financial condition even though inter-period volatility of earnings increases.

AIG is assessing the cost and benefits of modifying its hedging activities to obtain hedge accounting under the requirements of FAS 133. The restatement to reflect appropriate GAAP accounting for these derivatives, which also included reclassifications between the accounts securities available for sale, at market value and securities purchased under agreements to resell, at contract value, had the following effects on certain of AIG’s consolidated statement of income and balance sheet accounts:

Increase (Decrease) For Years Ended and at December 31,
(in millions)	2003	2002

Consolidated Statement of Income:
Realized capital gains (losses)	$104	$(14)
Other revenues	(1,357)	(503)
Net income	(783)	(323)

Consolidated Balance Sheet:
Financial services assets:
Securities available for sale, at market value	8,328
Securities purchased under agreements to resell, at contract value	(7,325)
Financial services liabilities:
Securities sold under agreements to repurchase, at contract value	1,003
Unrealized loss on swaps, options and forward transactions	(610)
Retained earnings	(646)
Accumulated other comprehensive income	1,439
Total shareholders’ equity	792

–	Accounting for Deferred Taxes: AIG identified certain misapplications of GAAP in its provision for deferred income taxes as follows:

For certain foreign subsidiaries for which AIG has plans to permanently reinvest undistributed earnings, AIG incorrectly provided U.S. deferred taxes on the unrealized appreciation associated with investment securities in accumulated other comprehensive income.

For certain foreign subsidiaries for which AIG does not have plans for permanent reinvestment of undistributed earnings, U.S. deferred taxes were incorrectly omitted on certain components of other comprehensive income.

The restatement had the following effects on AIG’s consolidated net income and shareholders’ equity:

Increase (Decrease) For Years Ended and at December 31,

(in millions)	2003	2002

Consolidated Statement of Income:
Net income	$(23)	$(22)

Consolidated Balance Sheet:
Total shareholders’ equity	761

FORM 10-K :  125

NOTES TO FINANCIAL STATEMENTS (continued)

2. Restatement of Previously Issued Financial Statements (continued)

–	Foreign Currency Translation (FAS 52): FAS 52 is used to determine the timing of the recognition of income or expense resulting from foreign exchange rate changes for transactions denominated in other than a functional currency.

AIG has determined that, in certain cases, its application of FAS 52 in its consolidated financial statements did not comply with the functional currency determination requirements of the standard. As a result, AIG has recorded accounting adjustments to reclassify currency transaction gains and losses from accumulated other comprehensive income to net income. These corrections affected consolidated net income in certain periods but had no effect on consolidated shareholders’ equity at December 31, 2004 or for prior periods.

AIG adopted a practice in the 1990s of recording adjustments to general insurance reserves to offset increases or decreases in such reserves through other comprehensive income, net of tax, resulting from translation of reserves denominated in foreign currencies. AIG now believes that this accounting practice was a misapplication of GAAP. As a result of this adjustment, general insurance reserves denominated in foreign currencies have been restated to restore the translation effect to reserve for losses and loss expenses.

Together, these restatements had the following effects on certain of AIG’s consolidated statement of income and balance sheet accounts:

Increase (Decrease) For Years Ended and at December 31,

(in millions)	2003	2002

Consolidated Statement of Income:
Realized capital gains (losses)	$(193)	$(52)
Net income	(193)	(53)

Consolidated Balance Sheet:
Other assets	143
Reserve for losses and loss expenses	(407)
Total shareholders’ equity	358

–	Life Settlements. Life settlements are designed to assist life insurance policyholders to monetize the existing value of life insurance policies. AIG, through an insurance subsidiary and non-consolidated trusts, which are deemed to be a qualifying special purpose entity and a VIE, engages in this business. The non-consolidated trusts purchase life insurance policies from policyholders at an initial price and pay additional premiums to keep the policies in force until the insured dies. AIG’s proportionate share of the net death benefits from the purchased contracts, net of reinsurance to a third party reinsurer, was recorded as premium. The costs incurred by the trusts to acquire the contracts and keep them in force were recorded as paid losses by AIG, net of reinsurance. AIG’s accounting resulted in upfront gain recognition of expected profits and premium recognition for amounts loaned to the trusts by other AIG subsidiaries.

AIG has determined, in light of new information which was not available to management or AIG’s independent auditors at the time the initial accounting determination was made, that the accounting for these transactions as insurance and reinsurance is a misapplication of GAAP that should be corrected through restatement. This restatement results in life settlements being accounted for using an investment method of accounting under FASB Technical Bulletin (FTB) 85-4 “Accounting for Purchases of Life Insurance.” Under FTB 85-4, the carrying value of each contract at purchase and at the end of each reporting period is equal to the cash surrender value of the contract. Cash paid to purchase these contracts that is in excess of the cash surrender value at the date of purchase is recognized as a loss immediately and periodic maintenance costs, such as premiums necessary to keep the underlying contract in force, are charged to earnings immediately. The life insurance benefits at the insured’s death are payable to the AIG subsidiary and reflected in income at that time. The effect of the restatement on certain of AIG’s consolidated statement of income and balance sheet accounts is as follows:

Increase (Decrease) For Years Ended and at December 31,

(in millions)	2003	2002

Consolidated Statement of Income:
Premiums and other considerations	$(809)	$(603)
Net investment income	(143)	(114)
Incurred policy losses and benefits	(743)	(552)
Net income	(136)	(107)

Consolidated Balance Sheet:
Other invested assets	(253)
Premiums and insurance balances receivable, net of allowance	(1,842)
Other assets	219
Reserve for losses and loss adjustment expenses	(1,026)
Funds held by companies under reinsurance treaties	(601)
Total shareholders’ equity	(270)

–	Deferred Acquisition Costs (DAC): The internal review identified a misapplication of GAAP with respect to General Insurance DAC. As a result of “top level” entries, substantially all costs associated with underwriting and marketing operations were deferred. The internal review determined

126 : FORM 10-K

American International Group, Inc. and Subsidiaries

2. Restatement of Previously Issued Financial Statements (continued)

that certain of these costs did not vary sufficiently with the production of business and should not have been deferred. These costs have been allocated to the periods in which they were incurred and the corresponding DAC asset has been adjusted accordingly. In addition, AIG determined that the amortization period for certain DAC was longer than the typical life of the underlying policies and needed to be shortened, and that certain deferrals associated with an inter-company reinsurance treaty were in error and required correction. This adjustment includes the recharacterization of certain incurred policy losses and benefits to Insurance acquisition and other operating expenses. The effect of the restatement on certain of AIG’s consolidated statement of income and balance sheet accounts is as follows:

Increase (Decrease) For Years Ended and at December 31,

(in millions)	2003	2002

Consolidated Statement of Income:
Incurred policy losses and benefits	$(231)	$(188)
Insurance acquisition and other operating expenses	287	285
Net income	2	(12)

Consolidated Balance Sheet:
Deferred policy acquisition costs	(432)
Other assets	(94)
Total shareholders’ equity	(311)

–	SICO Deferred Compensation: AIG has included in this restatement, expense amounts attributable to deferred compensation granted to certain AIG employees by SICO (pursuant to the SICO Plans described in Note 16 herein), a private holding company that owns approximately 12 percent of AIG’s common stock. The amount of deferred compensation granted by SICO has previously been disclosed in the notes to AIG’s consolidated financial statements but was not included as an expense in the calculation of AIG’s consolidated net income because the amounts had been determined not to be material to AIG’s consolidated results of operations in any individual period. The expense related to SICO deferred compensation is recorded as a charge to reported earnings in the periods restated, with an offsetting entry to additional paid-in capital reflecting amounts deemed contributed by SICO. For prior periods, AIG has recorded a reduction of $905 million in retained earnings on its December 31, 1999 consolidated balance sheet and a corresponding increase to additional paid-in capital. The volatility in the expense is attributable to the variable accounting as well as the fact that shares are allocated only in alternate years. The inclusion of the expense attributable to the SICO Plans in AIG’s consolidated financial statements had no effect on consolidated shareholders’ equity but had the following effects on certain of AIG’s consolidated statement of income accounts:

Increase (Decrease) For Years Ended and at December 31,

(in millions)	2003	2002

Consolidated Statement of Income:
Insurance acquisition and other operating expenses	$275	$(173)
Net income	(275)	173

–	Commutations: Certain direct insurance, and ceded and assumed reinsurance contracts, were commuted prior to their natural expiration. For certain commutations, the cash received was recorded through negative paid losses in accordance with statutory guidance, while for others it was recorded as written premiums. Despite the lack of guidance under GAAP with respect to this issue, AIG has determined that the accounting for certain commutations was in error due to the inconsistency in AIG’s accounting for commutations and the fact that certain commutations were recorded through the written premium line when there was no unearned premium balance outstanding. As part of this restatement any commutations that were originally recorded through written premium are reclassified to paid losses in the period in which they occurred. The restatement has no effect on consolidated net income or shareholders’ equity but affected certain of AIG’s consolidated statement of income and balance sheet accounts is as follows:

Increase (Decrease) For Years Ended and at December 31,

(in millions)	2003	2002

Consolidated Statement of Income:
Premiums and other considerations	$(405)	$(79)
Incurred policy losses and benefits	(405)	(79)

Consolidated Balance Sheet:
Reserves for losses and loss expenses	58
Insurance balances payable	(51)

–	Dollar Roll Transactions: In 2002 and 2003, certain AIG subsidiaries entered into dollar roll transactions with third parties designed to enhance the return on AIG’s mortgage backed securities (MBS) portfolio. In a dollar roll transaction, AIG subsidiaries agree to sell a pool of MBSs and simultaneously agree to repurchase substantially the same securities at a later date, typically in one month. AIG accounted for these transactions as collateralized financings under SFAS 140. Even though it had received collateral sufficient to fund substantially all of the cost of purchasing identical replacement securities at the time of transfer, AIG was not fully protected during the term of the contract to

FORM 10-K :  127

NOTES TO FINANCIAL STATEMENTS (continued)

2. Restatement of Previously Issued Financial Statements (continued)

replace the asset in the event that the transferee defaulted. Accordingly, AIG should not have accounted for these transactions as financings, but rather as derivatives with mark-to-market changes reflected in earnings. The effect of the restatement on certain of AIG’s consolidated statement of income is as follows:

Increase (Decrease) For Years Ended and at December 31,

(in millions)	2003	2002

Consolidated Statement of Income:
Realized capital gains (losses)	$(98)	$157
Net income	(98)	157

–	Affordable Housing: Through an investment limited partnership, an AIG subsidiary, as the general partner, syndicates the tax benefits (including both tax credits and tax losses) generated by affordable housing real estate properties. AIG guarantees the return of the tax benefits to the limited partner investors. Prior to the second quarter of 2003, these syndication transactions were accounted for as sales and the gain was recorded on a straight-line basis over ten years. Beginning in the third quarter of 2003, because of the guarantees, AIG changed its accounting for these partnerships to record all new syndications as financings, rather than sales. At the same time, AIG adjusted its consolidated balance sheet to reflect previous syndications as financings, but did not record the cumulative impact to earnings because the amounts were viewed as immaterial. AIG has now determined that it is necessary to record these adjustments for the periods prior to the third quarter of 2003, and the restatement had the following effects on certain of AIG’s consolidated statement of income and balance sheet accounts:

Increase (Decrease) For Years Ended and at December 31,
(in millions)	2003	2002

Consolidated Statement of Income:
Other revenues	$(44)	$(43)
Net income	(28)	(28)

Consolidated Balance Sheet:
Other invested assets	1,652
Investment income due and accrued	(254)
Other assets	(2,009)
Other liabilities	(154)
Total shareholders’ equity	(297)

–	SunAmerica Partnerships: As part of the restatement, management has reclassified the earnings of the SunAmerica partnerships out of other operations, where previously reported, into the Asset Management segment. This revised presentation characterizes the partnership earnings as revenues rather than as a component of insurance acquisition and operating expenses in AIG’s consolidated statement of income. Within the Asset Management segment, this presentation divides the partnership earnings into those of SunAmerica Life, whose equity supports the GIC business, and those of AIG SunAmerica, which are now classified as other asset management revenues. The restatement has no effect on consolidated net income and the effect of the restatement on certain of AIG’s consolidated statement of income accounts is set forth as follows:

Increase (Decrease) For Years Ended and at December 31,

(in millions)	2003	2002

Consolidated Statement of Income:
Other revenues	$323	$243
Insurance acquisition and other operating expenses	353	247

128 : FORM 10-K

American International Group, Inc. and Subsidiaries

2. Restatement of Previously Issued Financial Statements (continued)

The following tables summarize the effect on major balance sheet and statement of income accounts of the adjustments included in the restatement by transaction, accounting entry or entity category.

CONSOLIDATED BALANCE SHEET ACCOUNTS

Total Assets

(in millions)	December 31, 2003

Total Assets, as Previously Reported	$678,346
Adjustments:
Risk Transfer:
Union Excess	(1,343)
Other Risk Transfer	(456)
“Top Level” Adjustments and Other Directed Entries (other than loss reserves)	(413)
Asset Realization:
Domestic Brokerage Group (DBG) Issues	(872)
Other GAAP Corrections:
Accounting for Derivatives (FAS 133 Hedge Accounting)	1,985
Accounting for Deferred Taxes	(603)
Life Settlements	(1,895)
Deferred Acquisition Costs (DAC)	(495)
Affordable Housing	(611)
All Other — Net	510

Total Adjustments	(4,193)

Total Assets, as Restated	$674,153

Other Invested Assets

(in millions)	December 31, 2003

Other Invested Assets, as Previously Reported	$16,787
Adjustments:
Other GAAP Corrections:
Life Settlements	(253)
Affordable Housing	1,652
All Other — Net	298

Total Adjustments	1,697

Other Invested Assets, as Restated	$18,484

Premiums and Insurance Balances Receivable, Net of Allowance

(in millions)	December 31, 2003

Premium and Insurance Balances Receivable, Net of Allowance, as Previously Reported	$14,166
Adjustments:
Risk Transfer:
Union Excess	1,923
Other Risk Transfer	(389)
“Top Level” Adjustments and Other Directed Entries (other than loss reserves)	(265)
Asset Realization:
Domestic Brokerage Group (DBG) Issues	(918)
Other GAAP Corrections:
Life Settlements	(1,842)
All Other — Net	514

Total Adjustments	(977)

Premium and Insurance Balances Receivable, Net of Allowance, as Restated	$13,189

FORM 10-K :  129

NOTES TO FINANCIAL STATEMENTS (continued)

Reinsurance Assets

(in millions)	December 31, 2003

Reinsurance Assets, as Previously Reported	$27,962
Adjustments:
Risk Transfer:
Union Excess	(5,815)
Other Risk Transfer	(1,185)
All Other — Net	(14)

Total Adjustments	(7,014)

Reinsurance Assets, as Restated	$20,948

Other Assets

(in millions)	December 31, 2003

Other Assets, as Previously Reported	$12,820
Adjustments:
Risk Transfer:
Union Excess	2,549
Other Risk Transfer	1,126
Conversion of Underwriting Losses to Capital Losses	(7)
Other GAAP Corrections:
Life Settlements	219
Deferred Acquisition Costs (DAC)	(94)
Affordable Housing	(2,009)
All Other – Net	(414)

Total Adjustments	1,370

Other Assets, as Restated	$14,190

Total Liabilities

(in millions)	December 31, 2003

Total Liabilities, as Previously Reported	$606,901
Adjustments:
Risk Transfer:
Other Risk Transfer	(406)
Asset Realization:
Domestic Brokerage Group (DBG) Issues	(548)
Other GAAP Corrections:
Accounting for Derivatives (FAS 133 Hedge Accounting)	1,195
Accounting for Deferred Taxes	(1,364)
Life Settlements	(1,626)
Affordable Housing	(314)
All Other — Net	93

Total Adjustments	(2,970)

Total Liabilities, as Restated	$603,931

130 : FORM 10-K

American International Group, Inc. and Subsidiaries

Reserve for Losses and Loss Expenses

(in millions)	December 31, 2003

Reserve for Losses and Loss Expenses, as Previously Reported	$56,118
Adjustments:
Risk Transfer:
Gen Re	(500)
Other Risk Transfer	(1,609)
Loss Reserves	578
“Top Level” Adjustments and Other Directed Entries (other than loss reserves)	(30)
Asset Realization:
Domestic Brokerage Group (DBG) Issues	(509)
Other GAAP Corrections:
Foreign Currency Translation (FAS 52)	(407)
Life Settlements	(1,026)
All Other — Net	(234)

Total Adjustments	(3,737)

Reserve for Losses and Loss Expenses, as Restated	$52,381

Reserve for Unearned Premiums

(in millions)	December 31, 2003

Reserve for Unearned Premiums, as Previously Reported	$20,762
Adjustments:
Risk Transfer:
Other Risk Transfer	112
Asset Realization:
Domestic Brokerage Group (DBG) Issues	(81)
All Other — Net	117

Total Adjustments	148

Reserve for Unearned Premiums, as Restated	$20,910

Funds Held by Companies Under Reinsurance Treaties

(in millions)	December 31, 2003

Funds Held by Companies Under Reinsurance Treaties, as Previously Reported	$4,664
Adjustments:
Risk Transfer:
Other Risk Transfer	(1,019)
Other GAAP Corrections:
Life Settlements	(601)
All Other — Net	(1)

Total Adjustments	(1,621)

Funds Held by Companies Under Reinsurance Treaties, as Restated	$3,043

FORM 10-K :  131

NOTES TO FINANCIAL STATEMENTS (continued)

Other Liabilities

(in millions)	December 31, 2003

Other Liabilities, as Previously Reported	$18,282
Adjustments:
Risk Transfer:
Gen Re	500
Other Risk Transfer	2,114
“Top Level” Adjustments and Other Directed Entries (other than loss reserves)	231
Other GAAP Corrections:
Affordable Housing	(154)
All Other — Net	218

Total Adjustments	2,909

Other Liabilities, as Restated	$21,191

Total Shareholders’ Equity

(in millions)	December 31, 2003

Total Shareholders’ Equity, as Previously Reported	$71,253
Adjustments:
Risk Transfer:
Union Excess	(873)
Loss Reserves	(375)
“Top Level” Adjustments and Other Directed Entries (other than loss reserves)	(401)
Asset Realization:
Domestic Brokerage Group (DBG) Issues	(324)
Other GAAP Corrections:
Accounting for Derivatives (FAS 133 Hedge Accounting)	792
Accounting for Deferred Taxes	761
Life Settlements	(270)
Affordable Housing	(297)
All Other — Net	(236)

Total Adjustments	(1,223)

Total Shareholders’ Equity, as Restated	$70,030

Accumulated Other Comprehensive Income (Loss)

(in millions)	December 31, 2003

Accumulated Other Comprehensive Income (Loss), as Previously Reported	$4,244
Adjustments:
Other GAAP Corrections:
Accounting for Derivatives (FAS 133 Hedge Accounting)	1,439
Accounting for Deferred Taxes	805
Foreign Currency Translation (FAS 52)	408
All Other — Net	348

Total Adjustments	3,000

Accumulated Other Comprehensive Income (Loss), as Restated	$7,244

132 : FORM 10-K

American International Group, Inc. and Subsidiaries

2. Restatement of Previously Issued Financial Statements (continued)

CONSOLIDATED STATEMENT OF INCOME ACCOUNTS

Net Income

Years Ended December 31,
(in millions)	2003	2002

Net Income, as Previously Reported	$9,274	$5,519
Adjustments:
Risk Transfer:
Union Excess	160	180
Loss Reserves	(222)	228
Net Investment Income:
Covered Calls	(40)	35
Hedge Fund Accounting	19	120
Muni Tender Option Bond Program	(57)	(2)
“Top Level” Adjustments and Other Directed Entries (other than loss reserves)	26	(112)
Conversion of Underwriting Losses to Capital Losses	20	(65)
Asset Realization:
Other Than Temporary Declines	301	200
Other GAAP Corrections:
Accounting for Derivatives (FAS 133 Hedge Accounting)	(783)	(323)
Accounting for Deferred Taxes	(23)	(22)
Foreign Currency Translation (FAS 52)	(193)	(53)
Life Settlements	(136)	(107)
SICO Deferred Compensation	(275)	173
All Other — Net	(62)	95

Total Adjustments	(1,265)	347

Net Income, as Restated	$8,009	$5,866

Premiums and Other Considerations

Years Ended December 31,
(in millions)	2003	2002

Premiums and Other Considerations, as Previously Reported	$55,226	$45,135
Adjustments:
Risk Transfer:
Union Excess	439	673
Other Risk Transfer	33	(856)
“Top Level” Adjustments and Other Directed Entries (other than loss reserves)	250	(199)
Other GAAP Corrections:
Life Settlements	(809)	(603)
Commutations	(405)	(79)
All Other – Net	146	188

Total Adjustments	(346)	(876)

Premiums and Other Considerations, as Restated	$54,880	$44,259

FORM 10-K :  133

NOTES TO FINANCIAL STATEMENTS (continued)

2. Restatement of Previously Issued Financial Statements (continued)

Net Investment Income

Years Ended December 31,
(in millions)	2003	2002

Net Investment Income, as Previously Reported	$16,596	$14,714
Adjustments:
Risk Transfer:
Union Excess	304	233
Net Investment Income:
Covered Calls	(179)	(7)
Synthetic Fuel Investment	(238)	(259)
Hedge Fund Accounting	29	159
Muni Tender Option Bond Program	60	44
DBG/AIG Capital Corporation Intercompany Dividend	(100)	–
“Top Level” Adjustments and Other Directed Entries (other than loss reserves)	(783)	(733)
Other GAAP Corrections:
Life Settlements	(143)	(114)
All Other — Net	(78)	(316)

Total Adjustments	(1,128)	(993)

Net Investment Income, as Restated	$15,468	$13,721

Realized Capital Gains (Losses)

Years Ended December 31,
(in millions)	2003	2002

Realized Capital Gains (Losses), as Previously Reported	$(1,433)	$(2,441)
Adjustments:
Risk Transfer:
Union Excess	(17)	105
Net Investment Income:
Covered Calls	118	61
Muni Tender Option Bond Program	(148)	(47)
“Top Level” Adjustments and Other Directed Entries (other than loss reserves)	559	374
Conversion of Underwriting Losses to Capital Losses	19	48
Asset Realization:
Other Than Temporary Declines	463	307
Other GAAP Corrections:
Accounting for Derivatives (FAS 133 Hedge Accounting)	104	(14)
Foreign Currency Translation (FAS 52)	(193)	(52)
Dollar Roll Transactions	(98)	157
All Other — Net	6	204

Total Adjustments	813	1,143

Realized Capital Gains (Losses), as Restated	$(620)	$(1,298)

134 : FORM 10-K

American International Group, Inc. and Subsidiaries

2. Restatement of Previously Issued Financial Statements (continued)

Other Revenues

Years Ended December 31,
(in millions)	2003	2002

Other Revenues, as Previously Reported	$10,914	$10,074
Adjustments:
Net Investment Income:
Synthetic Fuel Investment	(200)	(165)
Hedge Fund Accounting	–	26
“Top Level” Adjustments and Other Directed Entries (other than loss reserves)	89	92
Other GAAP Corrections:
Accounting for Derivatives (FAS 133 Hedge Accounting)	(1,357)	(503)
SunAmerica Partnerships	323	243
All Other — Net	(51)	11

Total Adjustments	(1,196)	(296)

Other Revenues, as Restated	$9,718	$9,778

Incurred Policy Losses and Benefits

Years Ended December 31,
(in millions)	2003	2002

Incurred Policy Losses and Benefits, as Previously Reported	$46,390	$41,402
Adjustments:
Risk Transfer:
Union Excess	433	683
Other Risk Transfer	53	(862)
Loss Reserves	342	(351)
“Top Level” Adjustments and Other Directed Entries (other than loss reserves)	195	(337)
Other GAAP Corrections:
Life Settlements	(743)	(552)
Deferred Acquisition Costs (DAC)	(231)	(188)
Commutations	(405)	(79)
All Other — Net	111	271

Total Adjustments	(245)	(1,415)

Incurred Policy Losses and Benefits, as Restated	$46,145	$39,987

FORM 10-K :  135

NOTES TO FINANCIAL STATEMENTS (continued)

2. Restatement of Previously Issued Financial Statements (continued)

Insurance Acquisition and Other Operating Expenses

Years Ended December 31,
(in millions)	2003	2002

Insurance Acquisition and Other Operating Expenses, as Previously Reported	$21,005	$17,938
Adjustments:
Risk Transfer:
Union Excess	48	52
Other Risk Transfer	(62)	(35)
Net Investment Income:
DBG/AIG Capital Corporation Intercompany Dividend	(100)	–
“Top Level” Adjustments and Other Directed Entries (other than loss reserves)	(115)	47
Asset Realization:
Domestic Brokerage Group (DBG) Issues	(224)	(23)
Other GAAP Corrections:
Deferred Acquisition Costs (DAC)	287	285
SICO Deferred Compensation	275	(173)
SunAmerica Partnerships	353	247
All Other — Net	179	153

Total Adjustments	641	553

Insurance Acquisition and Other Operating Expenses, as Restated	$21,646	$18,491

Income Taxes (Current and Deferred)

Years Ended December 31,
(in millions)	2003	2002

Income Taxes (Current and Deferred), as Previously Reported	$4,264	$2,328
Adjustments:
Net Investment Income:
Synthetic Fuel Investment	(438)	(424)
All Other — Net	(423)	52

Total Adjustments	(861)	(372)

Income Taxes (Current and Deferred), as Restated	$3,403	$1,956

136 : FORM 10-K

American International Group, Inc. and Subsidiaries

2. Restatement of Previously Issued Financial Statements (continued)

The following table presents the effect of the aforementioned adjustments on the Consolidated Balance Sheet, including the percentage of increase (decrease) as a result of the restatement by line item:

CONSOLIDATED BALANCE SHEET
December 31, 2003

	Previously		As	Percent
(in millions)	Reported	Adjustments	Restated	Change

Assets:
Investments, financial services assets and cash:
Fixed maturities:
Bonds available for sale, at market value (amortized cost: $287,810)	$300,935	$—	$300,935	—%
Bonds held to maturity, at amortized cost (market value: $8,173)	8,037	—	8,037	—
Bond trading securities, at market value (cost: $252)	282	—	282	—
Equity securities:
Common stocks, at market value (cost: $6,759)	7,522	—	7,522	—
Common stocks trading, at market value (cost: $125)	156	—	156	—
Preferred stocks, at market value (cost: $1,743)	1,906	—	1,906	—
Mortgage loans on real estate, net of allowance ($68)	12,295	33	12,328	0.3
Policy loans	6,658	—	6,658	—
Collateral and guaranteed loans, net of allowance ($15)	2,296	(55)	2,241	(2.4)
Financial services assets:
Flight equipment primarily under operating leases, net of accumulated depreciation ($5,458)	30,343	—	30,343	—
Securities available for sale, at market value (cost: $22,587)	15,714	8,328	24,042	53.0
Trading securities, at market value	3,300	1,118	4,418	33.9
Spot commodities, at market value	250	—	250	—
Unrealized gain on swaps, options and forward transactions	21,599	(140)	21,459	(0.6)
Trading assets	2,548	(271)	2,277	(10.6)
Securities purchased under agreements to resell, at contract value	28,170	(7,325)	20,845	(26.0)
Finance receivables, net of allowance ($562)	17,609	(109)	17,500	(0.6)
Securities lending collateral, at cost (approximates market value)	30,195	—	30,195	—
Other invested assets	16,787	1,697	18,484	10.1
Short-term investments, at cost (approximates market value)	8,914	(6)	8,908	(0.1)
Cash	922	—	922	—

Total investments, financial services assets and cash	516,438	3,270	519,708	0.6

Investment income due and accrued	4,959	(347)	4,612	(7.0)
Premiums and insurance balances receivable, net of allowance ($235)	14,166	(977)	13,189	(6.9)
Reinsurance assets	27,962	(7,014)	20,948	(25.1)
Deferred policy acquisition costs	26,398	(478)	25,920	(1.8)
Investments in partially-owned companies	1,428	(8)	1,420	(0.6)
Real estate and other fixed assets, net of accumulated depreciation ($4,282)	6,006	(40)	5,966	(0.7)
Separate and variable accounts	60,536	—	60,536	—
Goodwill	7,633	31	7,664	0.4
Other assets	12,820	1,370	14,190	10.7

Total assets	$678,346	$(4,193)	$674,153	(0.6)%

FORM 10-K :  137

NOTES TO FINANCIAL STATEMENTS (continued)

2. Restatement of Previously Issued Financial Statements (continued)

CONSOLIDATED BALANCE SHEET (continued)
December 31, 2003

	Previously		As	Percent
(in millions)	Reported	Adjustments	Restated	Change

Liabilities:
Reserve for losses and loss expenses	$56,118	$(3,737)	$52,381	(6.7)%
Reserve for unearned premiums	20,762	148	20,910	0.7
Future policy benefits for life and accident and health insurance contracts	92,970	(58)	92,912	(0.1)
Policyholders’ contract deposits	171,989	(72)	171,917	–
Other policyholders’ funds	9,100	24	9,124	0.3
Reserve for commissions, expenses and taxes	4,487	101	4,588	2.3
Insurance balances payable	2,592	323	2,915	12.5
Funds held by companies under reinsurance treaties	4,664	(1,621)	3,043	(34.8)
Income taxes payable:
Current	1,977	(1,611)	366	(81.5)
Deferred	5,778	(1,145)	4,633	(19.8)
Financial services liabilities:
Borrowings under obligations of guaranteed investment agreements	15,337	–	15,337	–
Securities sold under agreements to repurchase, at contract value	14,810	1,003	15,813	6.8
Trading liabilities	6,153	–	6,153	–
Securities and spot commodities sold but not yet purchased, at market value	5,458	–	5,458	–
Unrealized loss on swaps, options and forward transactions	15,268	(610)	14,658	(4.0)
Trust deposits and deposits due to banks and other depositors	3,491	136	3,627	3.9
Commercial paper	4,715	–	4,715	–
Notes, bonds, loans and mortgages payable	50,138	1,251	51,389	2.5
Commercial paper	1,223	–	1,223	–
Notes, bonds, loans and mortgages payable	5,865	(2)	5,863	–
Liabilities connected to trust preferred stock	1,682	–	1,682	–
Separate and variable accounts	60,536	–	60,536	–
Minority interest	3,311	(9)	3,302	(0.3)
Securities lending payable	30,195	–	30,195	–
Other liabilities	18,282	2,909	21,191	15.9

Total liabilities	606,901	(2,970)	603,931	(0.5)

Preferred shareholders’ equity in subsidiary companies	192	–	192	–

Shareholders’ equity:
Common stock, $2.50 par value; 5,000,000,000 shares authorized; shares issued – 2,751,327,476	6,878	–	6,878	–
Additional paid-in capital	568	1,345	1,913	236.8
Retained earnings	60,960	(5,568)	55,392	(9.1)
Accumulated other comprehensive income (loss)	4,244	3,000	7,244	70.7
Treasury stock, at cost – 142,880,430 shares of common stock (including 119,250,750 shares held by subsidiaries)	(1,397)	–	(1,397)	–

Total shareholders’ equity	71,253	(1,223)	70,030	(1.7)

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$678,346	$(4,193)	$674,153	(0.6)%

138 : FORM 10-K

American International Group, Inc. and Subsidiaries

2. Restatement of Previously Issued Financial Statements (continued)

The following table presents the effect of the aforementioned adjustments on the Consolidated Statement of Income, including the percentage of increase (decrease) as a result of the restatement by line item:

CONSOLIDATED STATEMENT OF INCOME
Year Ended December 31, 2003

	Previously		As	Percent
(in millions, except per share amounts)	Reported	Adjustments	Restated	Change

Revenues:
Premiums and other considerations	$55,226	$(346)	$54,880	(0.6)%
Net investment income	16,596	(1,128)	15,468	(6.8)
Realized capital gains (losses)	(1,433)	813	(620)	–
Other revenues	10,914	(1,196)	9,718	(11.0)

Total revenues	81,303	(1,857)	79,446	(2.3)

Benefits and expenses:
Incurred policy losses and benefits	46,390	(245)	46,145	(0.5)
Insurance acquisition and other operating expenses	21,005	641	21,646	3.1

Total benefits and expenses	67,395	396	67,791	0.6

Income before income taxes, minority interest and cumulative effect of accounting changes	13,908	(2,253)	11,655	(16.2)

Income Taxes:
Current	3,407	(621)	2,786	(18.2)
Deferred	857	(240)	617	(28.0)

	4,264	(861)	3,403	(20.2)

Income before minority interest and cumulative effect of accounting changes	9,644	(1,392)	8,252	(14.4)

Minority interest	(379)	127	(252)	–

Income before cumulative effect of accounting changes	9,265	(1,265)	8,000	(13.7)

Cumulative effect of accounting changes, net of tax	9	–	9	–

Net Income	$9,274	$(1,265)	$8,009	(13.6)%

Earnings per common share:
Basic
Income before cumulative effect of accounting changes	$3.55	$(0.48)	$3.07	(13.5)%
Cumulative effect of accounting changes, net of tax	–	–	–	–
Net Income	3.55	(0.48)	3.07	(13.5)

Diluted
Income before cumulative effect of accounting changes	$3.52	$(0.48)	$3.04	(13.6)%
Cumulative effect of accounting changes, net of tax	–	–	–	–
Net Income	3.52	(0.48)	3.04	(13.6)

Average shares outstanding:
Basic	2,610		2,610
Diluted	2,637		2,637

FORM 10-K :  139

NOTES TO FINANCIAL STATEMENTS (continued)

2. Restatement of Previously Issued Financial Statements (continued)

The following table presents the effect of the aforementioned adjustments on the Consolidated Statement of Income, including the percentage of increase (decrease) as a result of the restatement by line item:

CONSOLIDATED STATEMENT OF INCOME
Year Ended December 31, 2002

	Previously		As	Percent
(in millions, except per share amounts)	Reported	Adjustments	Restated	Change

Revenues:
Premiums and other considerations	$45,135	$(876)	$44,259	(1.9)%
Net investment income	14,714	(993)	13,721	(6.7)
Realized capital gains (losses)	(2,441)	1,143	(1,298)	–
Other revenues	10,074	(296)	9,778	(2.9)

Total revenues	67,482	(1,022)	66,460	(1.5)

Benefits and expenses:
Incurred policy losses and benefits	41,402	(1,415)	39,987	(3.4)
Insurance acquisition and other operating expenses	17,938	553	18,491	3.1

Total benefits and expenses	59,340	(862)	58,478	(1.5)

Income before income taxes, minority interest and cumulative effect of accounting changes	8,142	(160)	7,982	(2.0)

Income Taxes:
Current	1,972	(290)	1,682	(14.7)
Deferred	356	(82)	274	(23.0)

	2,328	(372)	1,956	(16.0)

Income before minority interest and cumulative effect of accounting changes	5,814	212	6,026	3.6

Minority interest	(295)	135	(160)	–

Income before cumulative effect of accounting changes	5,519	347	5,866	6.3

Cumulative effect of accounting changes, net of tax	–	–	–	–

Net Income	$5,519	$347	$5,866	6.3%

Earnings per common share:
Basic
Income before cumulative effect of accounting changes	$2.11	$0.14	$2.25	6.6%
Cumulative effect of accounting changes, net of tax	–	–	–	–
Net Income	2.11	0.14	2.25	6.6

Diluted
Income before cumulative effect of accounting changes	$2.09	$0.13	$2.22	6.2%
Cumulative effect of accounting changes, net of tax	–	–	–	–
Net Income	2.09	0.13	2.22	6.2

Average shares outstanding:
Basic	2,612		2,612
Diluted	2,643		2,643

140 : FORM 10-K

American International Group, Inc. and Subsidiaries

2. Restatement of Previously Issued Financial Statements (continued)

The following table presents the effect of the aforementioned adjustments on the summary of Consolidated Statement of Cash Flows, including the percentage of increase (decrease) as a result of the restatement by line item.

SUMMARY OF CONSOLIDATED STATEMENT OF CASH FLOWS

Year Ended December 31, 2003	Previously			Percent
(in millions)	Reported	Adjustments	As Restated	Change

Net cash provided by operating activities	$36,155	$(3,057)	$33,098	(8.5)%
Net cash used in investing activities	(61,119)	1,701	(59,418)	(2.8)
Net cash provided by financing activities	24,167	1,163	25,330	4.8
Change in cumulative translation adjustments	554	193	747	34.8

Change in cash	(243)	–	(243)	–
Cash at beginning of year	1,165	–	1,165	–

Cash at end of year	$922	$–	$922	–%

Year Ended December 31, 2002	Previously			Percent
(in millions)	Reported	Adjustments	As Restated	Change

Net cash provided by operating activities	$19,093	$(885)	$18,208	(4.6)%
Net cash used in investing activities	(46,598)	(364)	(46,962)	0.8
Net cash provided by financing activities	28,377	875	29,252	3.1
Change in cumulative translation adjustments	(405)	374	(31)	(92.3)

Change in cash	467	–	467	–
Cash at beginning of year	698	–	698	–

Cash at end of year	$1,165	$–	$1,165	–%

FORM 10-K :  141

NOTES TO FINANCIAL STATEMENTS (continued)

3. Segment Information

In 2003 and prior years, AIG’s operations were conducted by its subsidiaries principally through four operating segments: General Insurance, Life Insurance, Financial Services and Retirement Services & Asset Management. Beginning with the first quarter of 2004, AIG reports Retirement Services results in the same segment as Life Insurance, reflecting the convergence of protective financial and retirement products and AIG’s current management of these operations. Information for years prior to 2004 included herein has been reclassified to show AIG’s results of operations and financial position on a comparable basis with the 2004 presentation. These segments and their respective operations are as follows:

     General Insurance: AIG’s General Insurance subsidiaries are multiple line companies writing substantially all lines of property and casualty insurance. AIG’s principal General Insurance operations are as follows:

     DBG writes substantially all classes of business insurance in the U.S. and Canada, accepting such business mainly from insurance brokers.

     Transatlantic subsidiaries offer reinsurance capacity on both a treaty and facultative basis. Transatlantic structures programs for a full range of property and casualty products with an emphasis on specialty risks.

     AIG’s personal lines operations engage in the mass marketing of personal lines insurance, primarily private passenger auto and personal umbrella coverages.

     Mortgage Guaranty operations provide guaranty insurance primarily on conventional first mortgage loans on single family dwellings and condominiums.

     AIG’s Foreign General Insurance group accepts risks primarily underwritten through AIU, a marketing unit consisting of wholly owned agencies and insurance companies. The Foreign General Insurance group also includes business written by AIG’s foreign-based insurance subsidiaries. The Foreign General Insurance group uses various marketing methods to write both business and personal lines insurance with certain refinements for local laws, customs and needs. AIU operates in Asia, the Pacific Rim, the United Kingdom, Europe, Africa, the Middle East and Latin America.

     Life Insurance & Retirement Services: AIG’s Life Insurance & Retirement Services subsidiaries offer a wide range of insurance and investment-oriented products both domestically and abroad. Insurance-oriented products consist generally of individual and group life, payout annuities, endowments and accident and health policies. Investment-oriented products consist of fixed and variable annuities.

     AIG’s principal overseas Life Insurance & Retirement Services operations are ALICO, AIA, Nan Shan, Philamlife, AIG Edison Life and AIG Star Life.

     AIG’s principal domestic Life Insurance & Retirement Services operations are AG Life, USLIFE, AGLA, AIG Annuity, VALIC and AIG SunAmerica.

     AIRCO acts as an internal reinsurance company for AIG’s foreign life operations.

     Financial Services: AIG’s Financial Services subsidiaries engage in diversified financial products and services including aircraft leasing, capital market transactions, and consumer and insurance premium financing.

     Aircraft Finance operations represent the operations of ILFC, which engages primarily in the acquisition of commercial jet aircraft and the leasing and remarketing of such aircraft to airlines around the world. Also, ILFC provides, for a fee, fleet management services to certain third-party operators.

     Capital Markets represents the operations of AIGFP, which engages in a wide variety of financial transactions, including standard and customized interest rate, currency, equity, commodity and credit products and structured borrowings through notes, bonds and guaranteed investment agreements. AIGFP also engages in various commodity and foreign exchange trading, and market-making activities.

     Consumer Finance operations include AGF as well as AIGCFG. AGF and AIGCFG provide a wide variety of consumer finance products, including real estate mortgages, consumer loans, retail sales finance and credit-related insurance to customers both domestically and overseas, particularly in emerging markets.

     Asset Management: AIG’s Asset Management operations comprise a wide variety of investment-related services and investment products including mutual funds management, investment asset management and AIG’s spread-based investment business from the sale of GICs, also known as funding agreements. Such products and services are offered to individuals and institutions both domestically and overseas.

142 : FORM 10-K

American International Group, Inc. and Subsidiaries

3. Segment Information (continued)

(a) The following table summarizes the operations by major operating segment for the years ended December 31, 2004, 2003 and 2002:

	Operating Segments

			Life
			Insurance				Total	Reclassifications
	General		& Retirement	Financial	Asset		Reportable	and
(in millions)	Insurance		Services	Services	Management	Other(a)	Segments	Eliminations	Consolidated

2004
Revenues(b)	$41,897		$43,386	$7,982	$4,692	$30	$97,987	$–	$97,987
Interest expense	9		63	4,202	8	192	4,474	–	4,474
Operating income (loss) before minority interest	3,237	(c)	7,924	2,613	1,790	(614)	14,950	–	14,950
Income taxes (benefits)	624		2,598	809	638	(49)	4,620	–	4,620
Depreciation expense	251		262	1,366	19	137	2,035	–	2,035
Capital expenditures	350		480	5,189	11	207	6,237	–	6,237
Identifiable assets	131,513		447,896	163,287	80,075	80,203	902,974	(104,314)	798,660

2003 (Restated)
Revenues(b)	$33,852		$36,253	$6,341	$3,643	$(643)	$79,446	$–	$79,446
Interest expense	4		68	3,813	8	194	4,087	–	4,087
Operating income (loss) before minority interest	4,539		6,353	1,234	1,078	(1,549)	11,655	–	11,655
Income taxes (benefits)	1,169		1,969	301	381	(417)	3,403	–	3,403
Depreciation expense	204		244	1,261	15	137	1,861	–	1,861
Capital expenditures	284		483	5,934	19	239	6,959	–	6,959
Identifiable assets	117,156		372,175	140,078	64,047	70,434	763,890	(89,737)	674,153

2002 (Restated)
Revenues(b)	$25,627		$31,564	$6,604	$3,485	$(820)	$66,460	$–	$66,460
Interest expense	–		76	3,312	11	215	3,614	–	3,614
Operating income (loss) before minority interest	1,038	(d)	5,183	1,870	1,006	(1,115)	7,982	–	7,982
Income taxes (benefits)	16		1,533	558	424	(575)	1,956	–	1,956
Depreciation expense	192		239	1,097	13	145	1,686	–	1,686
Capital expenditures	323		725	5,395	59	150	6,652	–	6,652
Identifiable assets	105,929		289,966	127,615	53,732	59,503	636,745	(75,189)	561,556

(a)	Includes AIG Parent and other operations which are not required to be reported separately.
(b)	Represents the sum of General Insurance net premiums earned, Life Insurance & Retirement Services GAAP premiums, net investment income, Financial Services interest, lease and finance charges, Asset Management advisory and management fees and net investment income with respect to guaranteed investment contracts, and realized capital gains (losses).

(c)	Includes charge of $850 million in fourth quarter 2004 attributable to change in estimate for asbestos and environmental reserves.

(d)	Includes loss reserve charge of $2.1 billion.

FORM 10-K :  143

NOTES TO FINANCIAL STATEMENTS (continued)

3. Segment Information (continued)

(b) The following table summarizes AIG’s General Insurance operations by major internal reporting unit for the years ended December 31, 2004, 2003 and 2002:

	General Insurance

	Domestic							Total	Reclassifications	Total
	Brokerage				Personal	Mortgage	Foreign	Reportable	and	General
(in millions)	Group		Transatlantic		Lines	Guaranty	General	Segment	Eliminations	Insurance

2004
Revenues(a)	$23,281		$3,990		$4,495	$660	$9,453	$41,879	$18	$41,897
Losses & loss expenses incurred	18,784		2,755		3,211	142	5,441	30,333	–	30,333
Underwriting expenses	3,610		953		971	119	2,674	8,327	–	8,327
Underwriting profit (loss)(b)(c)(d)(e)	(1,192)		(47)		109	278	703	(149)	–	(149)
Operating income(c)	887		282		313	399	1,338	3,219	18	3,237
Depreciation expense	122		3		29	3	94	251	–	251
Capital expenditures	115		2		92	7	134	350	–	350
Identifiable assets	81,607		10,605		5,185	2,826	36,031	136,254	(4,741)	131,513

2003 (Restated)
Revenues(a)	$18,135		$3,452		$3,856	$683	$7,756	$33,882	$(30)	$33,852
Losses & loss expenses incurred	13,797		2,233		2,789	110	4,029	22,958	–	22,958
Underwriting expenses	2,493		829		727	122	2,184	6,355	–	6,355
Underwriting profit(b)(c)(d)	504		109		162	264	1,035	2,074	–	2,074
Operating income(c)	1,845		390		340	451	1,543	4,569	(30)	4,539
Depreciation expense	97		3		19	3	82	204	–	204
Capital expenditures	83		2		45	3	151	284	–	284
Identifiable assets	73,165		8,708		4,976	2,879	31,593	121,321	(4,165)	117,156

2002 (Restated)
Revenues(a)	$13,599		$2,616		$2,965	$656	$5,784	$25,620	$7	$25,627
Losses & loss expenses incurred	11,917		1,796		2,377	118	3,391	19,599	–	19,599
Underwriting expenses	1,972		631		562	137	1,688	4,990	–	4,990
Underwriting profit (loss)(b)(c)(d)	(1,556	)(f)	(57	)(f)	(148)	247	497	(1,017)	–	(1,017)
Operating income (loss)(c)	(290	)(f)	189	(f)	26	401	705	1,031	7	1,038
Depreciation expense	86		3		27	3	73	192	–	192
Capital expenditures	101		1		38	2	181	323	–	323
Identifiable assets	70,168		7,287		3,233	2,547	26,202	109,437	(3,508)	105,929

(a)	Represents the sum of General Insurance net premiums earned, net investment income and realized capital gains (losses).
(b)	Underwriting profit (loss) is a GAAP measure that represents statutory underwriting profit or loss adjusted primarily for changes in deferred policy acquisition costs.
(c)	Catastrophe losses for 2004 by reporting unit were: DBG $582 million, Personal Lines $25 million, Transatlantic $215 million and Foreign General $232 million. Catastrophe losses for 2003 by reporting unit were: DBG $48 million, Personal Lines $5 million, Transatlantic $4 million and Foreign General $26 million. Catastrophe losses in 2002 by reporting unit were: DBG $20 million and Foreign General $41 million.

(d)	For Foreign General, includes the results of wholly owned AIU agencies.

(e)	Includes charge of $850 million ($700 million for DBG; $150 million for Foreign General) in fourth quarter 2004 attributable to change in estimate for asbestos and environmental reserves.
(f)	Includes loss reserve charge of $2.0 billion and $100 million for DBG and Transatlantic, respectively.

144 : FORM 10-K

American International Group, Inc. and Subsidiaries

3. Segment Information (continued)

(c) The following table summarizes AIG’s Life Insurance & Retirement Services operations by major internal reporting unit for the years ended December 31, 2004, 2003 and 2002:

	Life Insurance & Retirement Services

		AIA,		VALIC/				Total Life
	ALICO/	AIRCO	AGLA	AIG Annuity/	Philamlife	Total	Reclassifications	Insurance &
	AIG Star Life/	and Nan	and	AIG	and	Reportable	and	Retirement
(in millions)	AIG Edison Life(a)	Shan	AG Life(b)	SunAmerica(c)	Other	Segment	Eliminations	Services

2004
Revenues(d)	$12,444	$15,274	$8,610	$6,562	$496	$43,386	$–	$43,386
Operating income	2,671	2,188	928	2,053	84	7,924	–	7,924
Depreciation expense	101	55	62	37	7	262	–	262
Capital expenditures	308	93	47	29	3	480	–	480
Identifiable assets	102,856	74,581	91,579	183,124	2,630	454,770	(6,874)	447,896

2003 (Restated)
Revenues(d)	$8,531	$13,231	$8,219	$5,822	$450	$36,253	$–	$36,253
Operating income	1,727	1,844	1,161	1,532	89	6,353	–	6,353
Depreciation expense	77	56	68	36	7	244	–	244
Capital expenditures	281	51	91	58	2	483	–	483
Identifiable assets	79,697	61,365	84,139	151,688	2,523	379,412	(7,237)	372,175

2002 (Restated)
Revenues(d)	$7,032	$11,655	$7,299	$5,160	$418	$31,564	$–	$31,564
Operating income	1,602	1,510	777	1,208	86	5,183	–	5,183
Depreciation expense	73	48	71	41	6	239	–	239
Capital expenditures	245	148	56	274	2	725	–	725
Identifiable assets	47,170	49,919	74,769	121,664	2,348	295,870	(5,904)	289,966

(a)	Reflects acquisition of AIG Edison Life in August 2003.

(b)	Includes the life operations of AIG Life Insurance Company and American International Life Assurance Company of New York. 2004 includes a $178 million charge related to a workers compensation quota share reinsurance agreement with Superior National Insurance Company. In addition, in 2004, as part of the business review of Group life/health, approximately $68 million was incurred for reserve strengthening and allowances for receivables. See Note 12(h) herein for additional information.

(c)	“AIG SunAmerica” represents the annuity operations of AIG SunAmerica Life Assurance Company, as well as those of First SunAmerica Life Insurance Company and SunAmerica Life Insurance Company.

(d)	Represents the sum of Life Insurance & Retirement Services GAAP premiums, net investment income and realized capital gains (losses).

FORM 10-K :  145

NOTES TO FINANCIAL STATEMENTS (continued)

3. Segment Information (continued)

(d) The following table summarizes AIG’s Financial Services operations by major internal reporting unit for the years ended December 31, 2004, 2003 and 2002:

	Financial Services

					Total	Reclassifications	Total
	Aircraft	Capital	Consumer		Reportable	and	Financial
(in millions)	Finance	Markets(a)	Finance	Other	Segment	Eliminations	Services

2004
Revenues(b)(c)	$3,251	$1,650	$2,978	$835	$8,714	$(732)	$7,982
Interest expense(c)	1,041	2,413	705	144	4,303	(101)	4,202
Operating income(c)	712	1,026	808	89	2,635	(22)	2,613
Depreciation expense	1,273	42	33	18	1,366	–	1,366
Capital expenditures	5,108	29	35	17	5,189	–	5,189
Identifiable assets	34,525	95,064	26,563	13,985	170,137	(6,850)	163,287

2003 (Restated)
Revenues(b)(c)	$3,042	$549	$2,642	$641	$6,874	$(533)	$6,341
Interest expense(c)	945	2,218	619	132	3,914	(101)	3,813
Operating income (loss)(c)	777	(241)	623	80	1,239	(5)	1,234
Depreciation expense	1,139	51	34	37	1,261	–	1,261
Capital expenditures	5,835	42	29	28	5,934	–	5,934
Identifiable assets	31,972	80,240	20,574	11,742	144,528	(4,450)	140,078

2002 (Restated)
Revenues(b)(c)	$2,845	$1,212	$2,473	$569	$7,099	$(495)	$6,604
Interest expense(c)	885	1,742	639	122	3,388	(76)	3,312
Operating income(c)	795	524	507	45	1,871	(1)	1,870
Depreciation expense	964	55	32	46	1,097	–	1,097
Capital expenditures	5,304	38	24	29	5,395	–	5,395
Identifiable assets	27,771	75,886	18,900	10,313	132,870	(5,255)	127,615

(a)	Certain transactions entered into by AIGFP generate tax credits and benefits which are shown in the income tax line on the consolidated statement of income. Thus, this source of income is not reflected in the Revenue and Operating Income categories in the above table. The amount of tax credits and benefits for the years ended December 31, 2004, 2003, and 2002 are $114 million, $130 million, and $107 million, respectively.

(b)	Represents primarily the sum of ILFC aircraft lease rentals, AIGFP hedged proprietary positions entered into in connection with counterparty transactions and finance charges from consumer finance operations.
(c)	Includes the unrealized gain (loss) attributable to economic hedges not qualifying for hedge accounting treatment under FAS 133, including the related foreign exchange gains and losses. For 2004, 2003 and 2002, the effect was $(27) million, $49 million and $20 million, respectively, in operating income for Aircraft Finance and $215 million, $(1.09) billion and $(192) million in both revenues and operating income for Capital Markets.

146 : FORM 10-K

American International Group, Inc. and Subsidiaries

3. Segment Information (continued)

(e) A substantial portion of AIG’s operations is conducted in countries other than the United States and Canada. The following table summarizes AIG’s operations by major geographic segment. Allocations have been made on the basis of the location of operations and assets.

	Geographic Segments

			Other
(in millions)	Domestic(a)	Far East	Foreign	Consolidated

2004
Revenues(b)	$54,079	$27,851	$16,057	$97,987
Real estate and other fixed assets, net of accumulated depreciation	2,341	2,834	1,017	6,192
Flight equipment primarily under operating leases, net of accumulated depreciation	32,705	–	–	32,705

2003 (Restated)
Revenues(b)	$43,625	$22,436	$13,385	$79,446
Real estate and other fixed assets, net of accumulated depreciation	2,539	2,518	909	5,966
Flight equipment primarily under operating leases, net of accumulated depreciation	30,343	–	–	30,343

2002 (Restated)
Revenues(b)	$38,988	$19,045	$8,427	$66,460
Real estate and other fixed assets, net of accumulated depreciation	2,485	2,041	812	5,338
Flight equipment primarily under operating leases, net of accumulated depreciation	26,867	–	–	26,867

(a)	Including revenues from General Insurance operations in Canada of $580 million, $433 million, and $189 million in 2004, 2003, and 2002, respectively.
(b)	Represents the sum of General Insurance net premiums earned, Life Insurance & Retirement Services GAAP premiums, net investment income, Financial Services interest, lease and finance charges, Asset Management advisory and management fees and net investment income with respect to guaranteed investment contracts, and realized capital gains (losses).

FORM 10-K :  147

NOTES TO FINANCIAL STATEMENTS (continued)

4. Deferred Policy Acquisition Costs

The following reflects the policy acquisition costs deferred for amortization against future income and the related amortization charged to income for general and life insurance & retirement services operations:

Years Ended December 31,	2004	2003	2002
(in millions)		(Restated)	(Restated)

General Insurance operations:
Balance at beginning of year	$3,627	$3,073	$2,324

Acquisition costs deferred	6,560	5,165	4,181
Amortization charged to Income	(6,179)	(4,611)	(3,432)

Balance at end of year	$4,008	$3,627	$3,073

Life Insurance & Retirement Services operations:
Balance at beginning of year	$22,293	$18,772	$16,706

Value of business acquired	–	1,538 *	358
Acquisition costs deferred	6,957	5,048	4,448
Amortization charged to Income	(4,013)	(2,778)	(2,184)
Effect of net unrealized losses on securities	(219)	(813)	(951)
Increase due to foreign exchange	710	526	395

Balance at end of year	$25,728	$22,293	$18,772

Total deferred policy acquisition costs	$29,736	$25,920	$21,845

*	Relates to the acquisition of AIG Edison Life in August 2003.

     Included in the above table is the value of business acquired (VOBA), an intangible asset recorded during purchase accounting, which is amortized in a manner similar to deferred acquisition costs. Amortization of VOBA was $504 million, $417 million and $382 million while the unamortized balance was $2.52 billion, $3.17 billion and $2.01 billion for 2004, 2003 and 2002, respectively. The percentage of the unamortized balance of VOBA at 2004 expected to be amortized for 2005 through 2010 by year is: 12.8 percent, 11.3 percent, 10.0 percent, 8.8 percent, and 7.6 percent, respectively, with 49.5 percent being amortized after five years. These projections are based on current estimates for investment, persistency, mortality, and morbidity assumptions.

5. Reinsurance

In the ordinary course of business, AIG’s General and Life Insurance companies place reinsurance with other insurance companies in order to provide greater diversification of AIG’s business and limit the potential for losses arising from large risks.

     General Reinsurance: General reinsurance is effected under reinsurance treaties and by negotiation on individual risks. Certain of these reinsurance arrangements consist of excess of loss contracts which protect AIG against losses over stipulated amounts. Ceded premiums are considered prepaid reinsurance premiums and are amortized into income over the contract period in proportion to the protection received. Amounts recoverable from general reinsurers are estimated in a manner consistent with the claims liabilities associated with the reinsurance and presented as a component of reinsurance assets.

General Insurance premiums written and earned were comprised of the following:

Years Ended December 31,
(in millions)	Written	Earned

2004
Gross premiums	$52,030	$50,175
Ceded premiums	(11,423)	(11,664)

Net premiums	$40,607	$38,511

2003 (Restated)
Gross premiums	$46,929	$43,019
Ceded premiums	(11,907)	(11,632)

Net premiums	$35,022	$31,387

2002 (Restated)
Gross premiums	$36,670	$33,341
Ceded premiums	(9,960)	(9,769)

Net premiums	$26,710	$23,572

     For the years ended December 31, 2004, 2003 and 2002, reinsurance recoveries, which reduced loss and loss expenses incurred, amounted to $11.36 billion, $10.21 billion and $9.03 billion, respectively.

     Life Insurance: AIG Life Insurance companies generally limit exposure to loss on any single life. For ordinary insurance, AIG generally retains a maximum of approximately $1.7 million of coverage per individual life with respect to AIG’s overseas life operations and $5 million of coverage per individual life with respect to AIG’s Domestic Life operations. There are smaller retentions for other lines of business. Life reinsurance is effected principally under yearly renewable term treaties. The premiums with respect to these treaties are considered prepaid reinsurance premiums and are amortized into income over the contract period in proportion to the protection provided. Amounts recoverable from life reinsurers are estimated in a manner consistent with the assumptions used for the underlying policy benefits and are presented as a component of reinsurance assets.

148 : FORM 10-K

American International Group, Inc. and Subsidiaries

5. Reinsurance (continued)

Life Insurance & Retirement Services GAAP premiums were comprised of the following:

Years Ended December 31,	2004	2003	2002
(in millions)		(Restated)	(Restated)

Gross GAAP premiums	$29,202	$24,451	$21,604
Ceded premiums	(1,120)	(958)	(917)

GAAP premiums	$28,082	$23,493	$20,687

     Life Insurance recoveries, which reduced death and other benefits, approximated $779 million, $651 million and $624 million, respectively, for the years ended December 31, 2004, 2003 and 2002.

Life Insurance in force ceded to other insurance companies was as follows:

Years Ended December 31,	2004	2003	2002
(in millions)		(Restated)	(Restated)

Life Insurance in force	$344,036	$293,064	$278,704

     Life Insurance assumed represented 0.7 percent, 0.1 percent and 0.2 percent of gross Life Insurance in force at December 31, 2004, 2003 and 2002, respectively, and Life Insurance & Retirement Services GAAP premiums assumed represented 2.5 percent, 0.1 percent and 0.2 percent of gross GAAP premiums for the periods ended December 31, 2004, 2003 and 2002, respectively.

Supplemental information for gross loss and benefit reserves net of ceded reinsurance at December 31, 2004 and 2003 follows:

	As	Net of
(in millions)	Reported	Reinsurance

2004
Reserve for losses and loss expenses	$(62,371)	$(47,747)
Future policy benefits for life and accident and health insurance contracts	(104,737)	(103,344)
Reserve for unearned premiums	(23,094)	(19,971)
Reinsurance assets	19,958	–

2003 (Restated)
Reserve for losses and loss expenses	$(52,381)	$(36,738)
Future policy benefits for life and accident and health insurance contracts	(92,912)	(91,707)
Reserve for unearned premiums	(20,910)	(17,546)
Reinsurance assets	20,948	–

     AIRCO acts primarily as an internal reinsurance company for AIG’s foreign life operations. This facilitates insurance risk management (retention, volatility, concentrations) and capital planning locally (branch and subsidiary). It also allows AIG to pool its insurance risks and purchase reinsurance more efficiently at a consolidated level and manage global counterparty risk and relationships.

     AIG’s domestic Life Insurance & Retirement Services operations utilize internal and third-party reinsurance relationships to manage insurance risks and to facilitate capital management strategies. Pools of highly-rated third-party reinsurers are utilized to manage net amounts at risk in excess of retention limits. AIG’s domestic life insurance companies also cede excess, non-economic reserves carried on a statutory-basis only on certain term and universal life insurance policies and certain fixed annuities to an offshore affiliate.

     AIG generally obtains letters of credit in order to obtain statutory recognition of these intercompany reinsurance transactions. For this purpose, AIG entered into a $2.5 billion syndicated letter of credit facility in December 2004. Letters of credit totaling $2.17 billion were outstanding as of December 31, 2004, and letters of credit for all $2.5 billion were outstanding as of March 31, 2005. The letter of credit facility has a ten-year term, but the facility can be reduced or terminated by the lenders beginning after seven years.

     Reinsurance Security: AIG’s reinsurance arrangements do not relieve AIG from its direct obligation to its insureds. Thus, a credit exposure exists with respect to both general and life reinsurance ceded to the extent that any reinsurer is unable to meet the obligations assumed under the reinsurance agreements. AIG holds substantial collateral as security under related reinsurance agreements in the form of funds, securities, and/or letters of credit. A provision has been recorded for estimated unrecoverable reinsurance. AIG has been largely successful in prior recovery efforts.

     AIG evaluates the financial condition of its reinsurers and establishes limits per reinsurer through AIG’s Credit Risk Committee. AIG believes that no exposure to a single reinsurer represents an inappropriate concentration of risk to AIG, nor is AIG’s business substantially dependent upon any reinsurance contract.

FORM 10-K :  149

NOTES TO FINANCIAL STATEMENTS (continued)

6. Reserve for Losses and Loss Expenses and Future Life Policy Benefits and Policyholders’ Contract Deposits

(a) The following analysis provides a reconciliation of the activity in the reserve for losses and loss expenses:

Years Ended December 31,	2004		2003		2002
(in millions)			(Restated)		(Restated)

At beginning of year:
Reserve for losses and loss expenses	$52,381		$47,095		$41,638
Reinsurance recoverable	(15,643)		(17,327)		(15,201)

	36,738		29,768		26,437

Acquisitions	–		391	(a)	–

Losses and loss expenses incurred:
Current year	27,129		20,663		15,723
Prior years(b)	3,204	(c		) 2,295	3,876

Total	30,333		22,958		19,599

Losses and loss expenses paid:
Current year	7,161		5,604		5,261
Prior years	12,163		10,775		11,007

Total	19,324		16,379		16,268

At end of year:
Net reserve for losses and loss expenses	47,747		36,738		29,768
Reinsurance recoverable	14,624		15,643		17,327

Total	$62,371		$52,381		$47,095

(a)	Reflects the opening balances with respect to the GE U.S.-based auto and home insurance business acquired in 2003.
(b)	Includes accretion of discount of $377 million in 2004, $296 million in 2003 and $280 million in 2002.
(c)	Includes fourth quarter charge of $850 million attributable to the change in estimate for asbestos and environmental reserves.

(b) The analysis of the future policy benefits and policyholders’ contract deposits liabilities at December 31, 2004 and 2003 (Restated) follows:

	2004	2003
(in millions)		(Restated)

Future policy benefits:
Long duration contracts	$101,576	$90,222
Short duration contracts	3,161	2,690

Total	$104,737	$92,912

Policyholders’ contract deposits:
Annuities	$130,524	$107,125
Guaranteed investment contracts (GICs)	46,653	42,216
Corporate life products	2,042	2,149
Universal life	16,771	14,790
Variable products(a)	5,960	–
Variable investment contracts(a)	7,579	–
Other investment contracts	7,126	5,637

Total	$216,655	$171,917

(a)	In 2003, amounts were reported as part of Separate and Variable Account Liabilities. In 2004, adoption of SOP 03-1 requires that amounts be reported as policy holders’ contract deposits. See Note 21 herein.

(c) Long duration contract liabilities included in future policy benefits, as presented in the preceding table, result from life products. Short duration contract liabilities are primarily accident and health products. The liability for future life policy benefits has been established based upon the following assumptions:

     (i) Interest rates (exclusive of immediate/terminal funding annuities), which vary by territory, year of issuance and products, range from 1.5 percent to 12.0 percent within the first 20 years. Interest rates on immediate/terminal funding annuities are at a maximum of 11.5 percent and grade to not greater than 5.5 percent.

     (ii) Mortality and surrender rates are based upon actual experience by geographical area modified to allow for variations in policy form. The weighted average lapse rate, including surrenders, for individual and group life approximated 6.3 percent.

     (iii) The portions of current and prior net income and of current unrealized appreciation of investments that can inure to the benefit of AIG are restricted in some cases by the insurance contracts and by the local insurance regulations of the countries in which the policies are in force.

     (iv) Participating life business represented approximately 24 percent of the gross insurance in force at December 31, 2004 and 37 percent of gross GAAP premiums in 2004. The amount of annual dividends to be paid is determined locally by the boards of directors. Provisions for future dividend payments are computed by jurisdiction, reflecting local regulations.

(d) The liability for policyholders’ contract deposits has been established based on the following assumptions:

     (i) Interest rates credited on deferred annuities, which vary by territory and year of issuance, range from 1.5 percent to, including bonuses, 9.8 percent. Current declared interest rates are generally guaranteed to remain in effect for a period of one year though some are guaranteed for longer periods. Withdrawal charges generally range from zero percent to 14.0 percent grading to zero over a period of zero to 15 years.

     (ii) Domestically, GICs have market value withdrawal provisions for any funds withdrawn other than benefit responsive payments. Interest rates credited generally range from 1.4 percent to 9.0 percent. The vast majority of these GICs mature within ten years. Overseas, interest rates credited on GICs generally range from 1.7 percent to 6.9 percent and maturities range from one to five years.

     (iii) Interest rates on corporate life insurance products are guaranteed at 4.0 percent and the weighted average rate credited in 2004 was 5.6 percent.

150 : FORM 10-K

American International Group, Inc. and Subsidiaries

6. Reserve for Losses and Loss Expenses and Future Life Policy Benefits and Policyholders’ Contract Deposits (continued)

     (iv) The universal life funds have credited interest rates of 1.5 percent to 7.5 percent and guarantees ranging from 1.5 percent to 5.5 percent depending on the year of issue. Additionally, universal life funds are subject to surrender charges that amount to 11.1 percent of the aggregate fund balance grading to zero over a period not longer than 20 years.

     (v) For variable products and investment contracts, policy values are expressed in terms of investment units. Each unit is linked to an asset portfolio. The value of a unit increases or decreases based on the value of the linked asset portfolio. The current liability at any time is the sum of the current unit value of all investment units. A portion of these liabilities are classified in the GIC product line for segment reporting purposes.

(e) Certain products are subject to experience adjustments. These include group life and group medical products, credit life contracts, accident and health insurance contracts/riders attached to life policies and, to a limited extent, reinsurance agreements with other direct insurers. Ultimate premiums from these contracts are estimated and recognized as revenue, and the unearned portions of the premiums are held as reserves. Experience adjustments vary according to the type of contract and the territory in which the policy is in force and are subject to local regulatory guidance.

7. Statutory Financial Data

Statutory surplus and net income for General Insurance and Life Insurance & Retirement Services operations as reported to regulatory authorities were as follows:

Years Ended December 31,
(in millions)	2004		2003		2002

Statutory surplus:
General Insurance	$24,132		$20,462		$16,765
Life Insurance & Retirement Services	28,609		25,501	(a)	22,716
Statutory net income(b):
General Insurance	3,028	(c)	2,911		277
Life Insurance & Retirement Services	4,474		3,453		2,529

(a)	Restated.
(b)	Includes net realized capital gains and losses.
(c)	Includes catastrophe losses, net of tax of $660 million.

     The statutory earnings and surplus figures presented above reflect AIG’s current financial statement filings with various state and foreign regulatory authorities. It is AIG’s intention to carefully examine and evaluate each of the items that have been restated or adjusted in its consolidated GAAP financial statements (refer to Note 2 herein) to determine whether restatement to its previously filed statutory financial statements are needed. AIG cannot reasonably estimate the effects of any such restatements should they occur.

     AIG’s insurance subsidiaries file financial statements prepared in accordance with statutory accounting practices prescribed or permitted by domestic or foreign insurance regulatory authorities. The differences between statutory financial statements and financial statements prepared in accordance with GAAP vary between domestic and foreign jurisdictions. The principal differences are that statutory financial statements do not reflect deferred policy acquisition costs, all bonds are carried at amortized cost, and assets and liabilities are presented net of reinsurance, and certain assets are non-admitted. AIG’s use of permitted statutory accounting practices does not have a significant effect on statutory surplus.

8. Investment Information

(a) Statutory Deposits: Cash and securities with carrying values of $9.6 billion and $7.5 billion were deposited by AIG’s insurance subsidiaries under requirements of regulatory authorities as of December 31, 2004 and 2003, respectively.

(b) Net Investment Income: An analysis of the net investment income from the General and Life Insurance & Retirement Services operations follows:

Years Ended December 31,	2004	2003	2002
(in millions)		(Restated)	(Restated)

Fixed maturities	$15,878	$13,708	$11,989
Equity securities	722	585	310
Short-term investments	177	94	179
Interest on mortgage, policy and collateral loans	1,096	1,047	1,034
Other invested assets	1,318	759	815

Total investment income	19,191	16,193	14,327
Investment expenses	757	725	606

Net investment income	$18,434	$15,468	$13,721

FORM 10-K :  151

NOTES TO FINANCIAL STATEMENTS (continued)

8. Investment Information (continued)

(c) Investment Gains and Losses: The realized capital gains (losses) and increase (decrease) in unrealized appreciation of investments were as follows:

Years Ended December 31,	2004	2003	2002
(in millions)		(Restated)	(Restated)

Realized capital gains (losses) on investments:
Fixed maturities	$216	$(222)	$(1,088)
Equity securities	541	(495)	(879)
Other invested assets	(781)	97	669

Realized capital gains (losses)	$(24)	$(620)	$(1,298)

Increase (decrease) in unrealized appreciation of investments:
Fixed maturities	$1,436	$2,493	$6,209
Equity securities	445	1,354	149
Other invested assets	93	434	(450)

Increase (decrease) in unrealized appreciation	$1,974	$4,281	$5,908

The gross gains and gross losses realized on available for sale securities were as follows:

	Gross	Gross
	Realized	Realized
(in millions)	Gains	Losses

2004
Bonds	$1,560	$1,344
Common stocks	774	379
Preferred stocks	173	27

Total	$2,507	$1,750

2003 (Restated)
Bonds	$2,470	$2,692
Common stocks	465	827
Preferred stocks	139	272

Total	$3,074	$3,791

2002 (Restated)
Bonds	$1,856	$2,944
Common stocks	363	1,192
Preferred stocks	12	62

Total	$2,231	$4,198

(d) Market Value of Fixed Maturities and Unrealized Appreciation of Investments: At December 31, 2004 and 2003, the balance of the unrealized appreciation of investments in equity securities (before applicable taxes) included gross gains of approximately $1.6 billion and $993 million, and gross losses of approximately $256 million and $67 million, respectively.

The amortized cost and estimated market value of investments in fixed maturities held to maturity and carried at amortized cost at December 31, 2004 and December 31, 2003 follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
(in millions)	Cost	Gains	Losses	Value

2004
Fixed maturities:
Bonds — States*	$18,294	$510	$13	$18,791

Total	$18,294	$510	$13	$18,791

2003
Fixed maturities:
Bonds — States*	$8,037	$157	$21	$8,173

Total	$8,037	$157	$21	$8,173

*	Including municipalities and political subdivisions.

The amortized cost and estimated market value of bonds available for sale and carried at market value at December 31, 2004 and 2003 were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
(in millions)	Cost	Gains	Losses	Value

2004
Bonds:
U.S. government(a)	$8,055	$156	$37	$8,174
States(b)	37,204	1,175	83	38,296
Foreign governments	64,374	3,715	446	67,643
All other corporate	220,205	11,089	1,008	230,286

Total bonds	$329,838	$16,135	$1,574	$344,399

2003
Bonds:
U.S. government(a)	$4,923	$143	$42	$5,024
States(b)	47,048	1,402	262	48,188
Foreign governments	42,221	3,201	408	45,014
All other corporate	193,618	10,597	1,506	202,709

Total bonds	$287,810	$15,343	$2,218	$300,935

(a)	Including U.S. government agencies and authorities.
(b)	Including municipalities and political subdivisions.

The amortized cost and estimated market values of fixed maturities available for sale at December 31, 2004, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

		Estimated
	Amortized	Market
(in millions)	Cost	Value

Fixed maturities available for sale:
Due in one year or less	$10,450	$10,785
Due after one year through five years	64,831	67,019
Due after five years through ten years	116,371	121,207
Due after ten years	138,186	145,388

Total available for sale	$329,838	$344,399

152 : FORM 10-K

American International Group, Inc. and Subsidiaries

8. Investment Information (continued)

(e) Fixed Maturities Below Investment Grade: At December 31, 2004, fixed maturities held by AIG that were below investment grade or not rated totaled $18.53 billion.

(f) Non-Income Producing Invested Assets: At December 31, 2004, non-income producing invested assets were insignificant.

(g) Gross Unrealized Losses and Estimated Fair Values on Investments: The following table summarizes the gross unrealized losses and cost basis on insurance and asset management investment securities, aggregated by major investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004 and December 31, 2003.

	Less than 12 Months		12 Months or More		Total

		Unrealized		Unrealized		Unrealized
(in millions)	Cost(a)	Losses	Cost(a)	Losses	Cost(a)	Losses

2004
Bonds(b)	$51,901	$758	$14,204	$816	$66,105	$1,574
Equity securities	2,435	256	–	–	2,435	256

Total	$54,336	$1,014	$14,204	$816	$68,540	$1,830

2003
Bonds(b)	$61,302	$1,586	$5,630	$632	$66,932	$2,218
Equity securities	788	67	–	–	788	67

Total	$62,090	$1,653	$5,630	$632	$67,720	$2,285

(a)	For bonds, represents amortized cost.
(b)	Primarily relates to the “All other corporate” category.

     As of December 31, 2004, AIG held 6,462 and 1,017 of individual bond and stock investments that were in an unrealized loss position, of which 1,475 individual investments (bonds) were in an unrealized loss position continuously for 12 months or more.

     AIG recorded impairment losses net of taxes of approximately $369 million, $1.0 billion and $595 million in 2004, 2003 and 2002, respectively. See Note 1(c) herein for AIG’s impairment accounting policy.

     The carrying value, which approximates market value, of other invested assets as of December 31, 2004 was $22.5 billion, consisting primarily of hedge funds and limited partnerships. Of the $22.5 billion, approximately $6.7 billion relates to investments accounted for on an available for sale basis, with almost all of the remaining investments being accounted for on the equity method of accounting. All of the investments are subject to impairment testing (refer to Note 1(c) herein). Of the investments accounted for as available for sale, the gross unrealized loss as of December 31, 2004 was $520 million, the majority of which represents investments that have been in a continuous unrealized loss position for less than 12 months.

FORM 10-K :  153

NOTES TO FINANCIAL STATEMENTS (continued)

8. Investment Information (continued)

(h) Securities Available for Sale: AIGFP follows a policy of minimizing interest rate, currency, commodity, and equity risks associated with securities available for sale by entering into internal offsetting positions, on a security by security basis within its derivatives portfolio, thereby offsetting a significant portion of the unrealized appreciation and depreciation. In addition, to reduce its credit risk, AIGFP has entered into credit derivative transactions with respect to $225 million of securities available for sale to economically hedge its credit risk. As previously discussed these economic offsets do not meet the hedge accounting requirements of FAS 133 and, as such, are recorded in other revenue in the Consolidated Statement of Income.

The amortized cost and estimated market value of securities available for sale at December 31, 2004 and 2003 were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
(in millions)	Cost	Gains	Losses	Value

2004
Securities available for sale:
Corporate and bank debt	$14,269	$1,034	$74	$15,229
Foreign government obligations	1,211	132	–	1,343
Asset-backed and collateralized	4,132	424	1	4,555
Preferred stocks	7,151	38	23	7,166
U.S. government obligations	2,082	78	5	2,155

Total	$28,845	$1,706	$103	$30,448

2003 (Restated)
Securities available for sale:
Corporate and bank debt	$8,386	$1,110	$111	$9,385
Foreign government obligations	36	25	–	61
Asset-backed and collateralized	4,443	423	1	4,865
Preferred stocks	7,539	12	8	7,543
U.S. government obligations	2,183	44	39	2,188

Total	$22,587	$1,614	$159	$24,042

154 : FORM 10-K

American International Group, Inc. and Subsidiaries

8. Investment Information (continued)

The amortized cost and estimated market values of securities available for sale at December 31, 2004, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

		Estimated
	Amortized	Market
(in millions)	Cost	Value

Securities available for sale:
Due in one year or less	$3,393	$3,484
Due after one year through five years	4,205	4,711
Due after five years through ten years	3,230	3,460
Due after ten years	13,885	14,238
Asset-backed and collateralized	4,132	4,555

Total securities available for sale	$28,845	$30,448

     Only an insignificant amount of securities available for sale were below investment grade at December 31, 2004.

(i) Finance Receivables: Finance receivables, net of unearned finance charges, were as follows:

Years Ended December 31,	2004	2003
(in millions)		(Restated)

Real estate loans	$17,069	$11,654
Non-real estate loans	3,462	3,162
Credit card loans	1,226	1,091
Retail sales finance	2,254	1,966
Other loans	134	189

Total finance receivables	24,145	18,062
Allowance for losses	(571)	(562)

Finance receivables, net	$23,574	$17,500

9. Debt Outstanding

At December 31, 2004, AIG’s net borrowings were $8.50 billion after reflecting amounts not guaranteed by AIG, amounts that were matched borrowings under AIGFP’s obligations of guaranteed investment agreements (GIAs), matched notes and bonds payable, and liabilities connected to trust preferred stock. The following table summarizes borrowings outstanding at December 31, 2004:

(in millions)

AIG’s net borrowings	$8,498
Liabilities connected to trust preferred stock	1,489
Borrowings not guaranteed by AIG(a)	45,733
AIGFP:
GIAs	18,919
Matched notes and bonds payable	20,624

Total debt	95,263
Commercial paper	(9,693)
Variable interest entity (VIE) debt(b)	(299)

Total debt, excluding commercial paper and VIE	$85,271

(a)	Includes commercial paper not guaranteed by AIG.
(b)	Represents borrowings of VIEs required to be consolidated under the provisions of FIN 46R.

FORM 10-K :  155

NOTES TO FINANCIAL STATEMENTS (continued)

9. Debt Outstanding (continued)

Total debt, excluding commercial paper of $9.7 billion and VIE debt of $299 million, at December 31, 2004 is shown below with year of payment due in each of the next five years and thereafter.

(in millions)	Total	2005	2006	2007	2008	2009	Thereafter

Borrowings under obligations of GIAs	$18,919	$6,059	$1,863	$937	$714	$506	$8,840

Medium term notes:
AGF(a)	13,709	1,151	2,990	2,275	1,260	1,238	4,795
ILFC(a)	5,972	1,999	934	1,003	903	678	455
AIG	667	555	23	65	–	–	24

Total	20,348	3,705	3,947	3,343	2,163	1,916	5,274

Notes and bonds payable:
AIGFP	21,062	10,373	1,351	575	510	1,725	6,528

ILFC(a):
Notes	12,760	1,451	1,727	2,204	2,548	2,282	2,548
Export credit facility(b)	1,718	305	305	305	305	253	245
Bank financings	1,256	14	714	64	10	454	–

Total ILFC	15,734	1,770	2,746	2,573	2,863	2,989	2,793

AGF(a)	1,585	1,013	–	97	–	399	76

AIG:
Term notes	1,500	–	–	–	500	–	1,000
Zero coupon convertible debt	1,045	–	–	–	–	–	1,045
SAI	435	–	–	100	73	–	262

Total AIG	2,980	–	–	100	573	–	2,307

AGC	1,095	299	–	–	–	–	796

Total	42,456	13,455	4,097	3,345	3,946	5,113	12,500

Loans and mortgages payable:
AIGCFG(a)	792	792	–	–	–	–	–
AIG	349	37	–	225	–	–	87
ILFC(a)(c)	40	40	–	–	–	–	–
AIG Finance (Hong Kong) Limited(a)	49	41	7	–	–	–	1

Total	1,230	910	7	225	–	–	88

Other subsidiaries(a)	829	291	80	–	59	–	399

Liabilities connected to trust preferred stock	1,489	–	–	–	–	–	1,489

Total	$85,271	$24,420	$9,994	$7,850	$6,882	$7,535	$28,590

(a)	AIG does not guarantee these borrowings.
(b)	Reflects future minimum payment for ILFC’s borrowing under the Export Credit Facility.

(c)	Capital lease obligations.

156 : FORM 10-K

American International Group, Inc. and Subsidiaries

9. Debt Outstanding (continued)

At December 31, 2004, long-term borrowings were $70.54 billion and short-term borrowings were $24.42 billion, excluding $299 million with respect to debt of VIE’s required to be consolidated under the provisions of FIN 46R. Long-term borrowings include commercial paper and exclude that portion of long-term debt maturing in less than one year.

(a) Commercial Paper: At December 31, 2004, the commercial paper issued and outstanding was as follows:

		Unamortized		Weighted	Weighted
	Net	Discount		Average	Average
	Book	and Accrued	Face	Interest	Maturity
(dollars in millions)	Value	Interest	Amount	Rate	in Days

ILFC	$2,670	$5	$2,675	2.34%	33
AGF	3,686	7	3,693	2.39	32
AIG Funding	2,969	4	2,973	2.31	26
AIGCCC – Taiwan*	359	1	360	2.01	45
AIGF – Taiwan*	9	–	9	1.51	65

Total	$9,693	$17	$9,710	–	–

*	Issued in Taiwan N.T. dollars at prevailing local interest rates.

     At December 31, 2004, AIG did not guarantee the commercial paper of any of its subsidiaries other than AIG Funding.

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

     Funds received from GIA borrowings are invested in a diversified portfolio of securities and derivative transactions. At December 31, 2004, the market value of securities pledged as collateral with respect to these obligations approximated $6.4 billion.

(c) Medium Term Notes Payable:

     (i) Medium Term Notes Payable Issued by AGF: AGF’s Medium Term Notes are unsecured obligations which generally may not be redeemed by AGF prior to maturity and bear interest at either fixed rates set by AGF at issuance or variable rates determined by reference to an interest rate or other formula.

     As of December 31, 2004, notes aggregating $13.71 billion were outstanding with maturity dates ranging from 2005 to 2014 at interest rates ranging from 1.38 percent to 7.50 percent. To the extent deemed appropriate, AGF may enter into swap transactions to manage its effective borrowing rates with respect to these notes.

     (ii) Medium Term Notes Payable Issued by ILFC: ILFC’s Medium Term Notes are unsecured obligations which may not be redeemed by ILFC prior to maturity.

     As of December 31, 2004, notes aggregating $5.97 billion were outstanding with maturity dates from 2005 to 2011 at interest rates ranging from 2.25 percent to 8.26 percent. These notes provide for a single principal payment at the maturity of each note.

     (iii) Medium Term Notes Payable Issued by AIG: AIG’s Medium Term Notes are unsecured obligations which generally may not be redeemed by AIG prior to maturity and bear interest at either fixed rates set by AIG at issuance or variable rates determined by reference to an interest rate or other formula.

An analysis of AIG’s Medium Term Notes for the year ended December 31, 2004 was as follows:

(in millions)	AIG	SAI	Total

Balance December 31, 2003	$669	$122	$791
Matured during year	(4)	(20)	(24)
Redeemed during year	(100)	–	(100)

Balance December 31, 2004	$565	$102	$667

     The interest rates on AIG’s Medium Term Notes range from 0.50 percent to 2.85 percent. To the extent deemed appropriate, AIG may enter into swap transactions to reduce its effective borrowing rates with respect to these notes.

     At December 31, 2004, Medium Term Notes originally issued by SunAmerica, Inc. (SAI), which was merged into AIG on January 1, 1999, aggregating $102 million had maturity dates ranging from 2005 to 2026 at interest rates ranging from 6.43 percent to 7.34 percent.

     During 2000, AIG issued $210 million of equity-linked Medium Term Notes due May 15, 2007. These notes accrue interest at the rate of 0.50 percent and the total return on these notes is linked to the appreciation in market value of AIG’s common stock. The notes may be redeemed, at the option of AIG, as a whole but not in part, at any time on or after May 15, 2003. In conjunction with the issuance of these notes, AIG entered into a series of swap transactions which effectively converted its interest expense to a fixed rate of 7.17 percent until May 15, 2003 and a floating rate of LIBOR minus 0.50 percent thereafter and transferred the equity appreciation exposure to a third party for the life of the notes. AIG is exposed to credit risk with respect to the counterparties to these swap transactions. During 2003 and 2004, $45 mil-

FORM 10-K :  157

NOTES TO FINANCIAL STATEMENTS (continued)

9. Debt Outstanding (continued)

lion and $100 million of these notes were redeemed, respectively.

     At December 31, 2004, AIG had $25.1 billion of debt securities registered and available for issuance from time to time. However, due to the delay in filing this Annual Report on Form 10-K, AIG will be unable to issue registered debt securities until it has filed and had declared effective by the SEC post-effective amendments to its registration statements under the Securities Act of 1933.

(d) Notes and Bonds Payable:

     (i) Notes and Bonds Payable Issued by AIGFP: At December 31, 2004, AIGFP’s notes and bonds outstanding, the proceeds of which are invested in a diversified portfolio of securities and derivative transactions, were as follows:

Range of			U.S. Dollar
Maturities		Range of	Carrying
(dollars in millions)	Currency	Interest Rates	Value

2005-2039	U.S. dollar	0.26 - 9.50%	$11,357
2005-2026	United Kingdom pound	4.16 - 7.08	3,965
2005-2033	Euro	0.74 - 10.15	2,876
2005-2008	New Zealand dollar	6.30 - 8.35	1,156
2005-2034	Japanese yen	0.04 - 6.00	1,470
2005-2011	Australian dollar	2.50 - 5.41	94
2005-2024	Swiss francs	0.73 - 1.38	125
2009	Hong Kong dollar	1.30	19

Total			$21,062

     AIGFP economically hedges its notes and bonds. AIG guarantees all of AIGFP’s debt.

     (ii) Notes and Bonds Payable Issued by ILFC: ILFC’s unsecured obligations may not be redeemed prior to maturity.

     As of December 31, 2004, notes aggregating $12.76 billion were outstanding with maturity dates from 2005 to 2013 and interest rates ranging from 2.95 percent to 6.63 percent. Notes aggregating $2.97 billion are at floating interest rates and the remainder are at fixed rates. These notes provide for a single principal payment at maturity.

     At December 31, 2004, ILFC had increased the aggregate principal amount outstanding of its medium term and long-term notes, including $518 million resulting from foreign exchange translation. ILFC had $13.13 billion of debt securities registered for public sale at December 31, 2004. As of December 31, 2004, $5.59 billion of debt securities were issued. In addition, ILFC has a Euro Medium Term Note Program for $7.0 billion, under which $4.48 billion in notes were sold through December 31, 2004. ILFC has substantially eliminated the currency exposure arising from foreign currency denominated notes by either hedging the notes through swaps or through the offset provided by operating lease payments. Notes issued under this program are included in Notes and Bonds Payable in the preceding table of borrowings.

     ILFC had a $4.3 billion Export Credit Facility for use in connection with the purchase of approximately 75 aircraft delivered through 2001. This facility was guaranteed by various European Export Credit Agencies. The interest rate varies from 5.75 percent to 5.90 percent on these borrowings depending on the delivery date of the aircraft. At December 31, 2004, ILFC had $1.5 billion outstanding under this facility. The debt is collateralized by a pledge of the shares of a subsidiary of ILFC, which holds title to the aircraft financed under the facility. In May 2004, ILFC entered into a similarly structured Export Credit Facility (ECA) for up to a maximum of $2.64 billion for Airbus aircraft to be delivered in 2004 and 2005. The facility becomes available as the various European Export Credit Agencies provide their guarantees for aircraft based on a six-month forward-looking calendar, and the interest rate is determined through a bid process. As of December 31, 2004, ILFC had $202 million outstanding under this facility. Borrowings with respect to these facilities are included in Notes and Bonds Payable. In August 2004, ILFC received a commitment for an Ex-Im Bank comprehensive guarantee in the amount of $1.68 billion to support the financing of up to 30 new Boeing aircraft. The delivery period initially extends from September 1, 2004 through August 31, 2005, but may be extended to August 31, 2006. ILFC did not have any borrowings outstanding under this facility at December 31, 2004.

     During 2003, ILFC entered into various bank financings for a total funded amount of $1.3 billion. The financings mature through 2009. One tranche of one of the loans totaling $410 million was funded in Japanese yen and swapped to US dollars. The interest rates are LIBOR based and ranged from 0.375 percent to 1.625 percent above LIBOR at December 31, 2004.

     AIG does not guarantee any of the debt obligations of ILFC.

     (iii) Notes and Bonds Payable Issued by AGF: As of December 31, 2004, AGF notes aggregating $1.59 billion were outstanding with maturity dates ranging from 2005 to 2010 at interest rates ranging from 2.11 percent to 8.45 percent. These notes provide for a single principal payment at maturity.

     In 2003, AGF increased its shelf registration statement by $7.5 billion. AGF had $5.9 billion of debt securities registered and available for issuance at December 31, 2004. AGF uses the proceeds from the issuance of notes and bonds for the funding of its finance receivables.

     AIG does not guarantee any of the debt obligations of AGF.

158 : FORM 10-K

American International Group, Inc. and Subsidiaries

9. Debt Outstanding (continued)

     (iv) Notes, Bonds and Debentures Issued by AIG:

         (A) Zero Coupon Notes: On October 1, 1984, AIG issued Eurodollar zero coupon notes in the aggregate principal amount at stated maturity of $750 million. The notes were offered at 12 percent of principal amount at stated maturity, bore no interest and matured on August 15, 2004.

         (B) Zero Coupon Convertible Senior Debentures: On November 9, 2001, AIG issued zero coupon convertible senior debentures in the aggregate principal amount at stated maturity of $1.52 billion. The notes were offered at 65.8 percent of principal amount at stated maturity, bear no interest unless contingent interest becomes payable under certain conditions and are due November 9, 2031. The net proceeds to AIG were $990 million. Commencing January 1, 2002, holders may convert the debentures into shares of AIG common stock at a conversion rate of 6.0627 shares per $1,000 principal amount of debentures on any day if AIG’s common stock price exceeds 120 percent of the conversion price on the last trading day of the preceding fiscal quarter for a set period of time, and after September 30, 2031, on any day if AIG’s common stock price exceeds such amount for one day, subject to certain restrictions. The debentures are redeemable by AIG on or after November 9, 2006 at specified redemption prices. Holders may require AIG to repurchase the debentures at specified repurchase prices on November 9, 2006, 2011, 2016, 2021, and 2026. At December 31, 2004, the debentures outstanding had a face value of $1.52 billion, unamortized discount of $475 million and a net book value of $1.04 billion. The amortization of the original issue discount was recorded as a component of other income (deductions) – net.

         (C) Notes and Debentures Issued by SAI: As of December 31, 2004, notes and debentures originally issued by SAI aggregating $435 million (net of amortized discount of $40 million) were outstanding with maturity dates from 2007 to 2097 at interest rates ranging from 5.60 percent to 9.95 percent.

         (D) Term Notes: On May 15, 2003, AIG sold $1.5 billion principal amount of notes in a Rule 144A/Regulation S offering, $500 million of which bear interest at a rate of 2.875 percent per annum and mature in 2008 and $1.0 billion of which bear interest at a rate of 4.250 percent per annum and mature in 2013. The notes are senior unsecured obligations of AIG and rank equally with all of AIG’s other senior debt outstanding. AIG completed an exchange offer in April 2004 with respect to the Rule 144A/ Regulation S Notes and issued in exchange substantially identical notes that are registered under the Securities Act.

     (v) Notes and Bonds Payable Issued by AGC: As of December 31, 2004, AGC notes aggregating $1.10 billion were outstanding with maturity dates ranging from 2005 to 2029 at interest rates ranging up to 7.75 percent.

     As of November 2001, AIG guaranteed the notes and bonds of AGC. During 2002, AGC issued $200 million in notes which matured in March 2003.

(e) Loans and Mortgages Payable: Loans and mortgages payable at December 31, 2004, consisted of the following:

	Uncollateralized	Collateralized
	Loans	Loans and
(in millions)	Payable	Mortgages Payable

ILFC	$–	$40
AIG Finance (Hong Kong) Limited	50	–
AIGCFG	792	–
AIG	269	80
Other subsidiaries	254	575

Total	$1,365	$695

     At December 31, 2004, ILFC’s capital lease obligations were $40 million. Fixed interest rates with respect to these obligations range from 6.18 percent to 6.89 percent; variable rates are referenced to LIBOR. These obligations mature through 2005. The flight equipment associated with the capital lease obligations had a net book value of $507 million.

At December 31, 2004, the maturity schedule for ILFC’s capital lease obligations was as follows:

(in millions)

2005	$41
Less amount representing interest	1

Present value of net minimum capital lease obligations	$40

(f) Liabilities Connected to Trust Preferred Stock: AGC issued Junior Subordinated Debentures (liabilities) to four trusts established by AGC, which represent the sole assets of the trusts. The trusts have no independent operations. The trusts issued mandatory redeemable preferred stock to investors. The interest terms and payment dates of the liabilities correspond to those of the preferred stock. AGC’s obligations with respect to the liabilities and related agreements, when taken together, constitute a full and unconditional guarantee by AGC of payments due on the preferred securities. The liabilities are redeemable, under certain conditions, at the option of AGC on a proportionate basis.

     The preferred stock consists of $100 million liquidation value of 8.05 percent preferred stock issued by American General Capital III in December 2000, $300 million liquidation value of 8.5 percent preferred stock issued by American General Capital II in June 2000, $500 million liquidation value of

FORM 10-K :  159

NOTES TO FINANCIAL STATEMENTS (continued)

9. Debt Outstanding (continued)

8.125 percent preferred stock issued by American General Institutional Capital B in March 1997, and $500 million liquidation value of 7.57 percent preferred stock issued by American General Institutional Capital A in December 1996.

(g) Revolving Credit Facilities: AIG and AIG Funding are parties to unsecured syndicated revolving credit facilities aggregating $2.75 billion, consisting of $1.375 billion in a 364-day revolving credit facility that expires in July of 2005 and $1.375 billion in a five-year revolving credit facility that expires in July of 2007. The 364-day facility allows for the conversion by AIG of any outstanding loans at expiration into one-year term loans. The facilities can be used for general corporate purposes and also to provide backup for AIG’s commercial paper programs administered by AIG Funding. AIG expects to replace or extend these credit facilities on or prior to their expiration. There are currently no borrowings outstanding under these facilities, nor were any borrowings outstanding as of December 31, 2004.

     AIG obtained waivers from the lenders under these revolving credit facilities providing for the extension of the delivery date of AIG’s consolidated financial statements for year-end 2004 and for the first quarter of 2005 through June 30, 2005.

     AIG is also a party to an unsecured inter-company revolving credit facility provided by certain of its subsidiaries aggregating $2 billion that expires in October of 2005. The facility allows for the conversion of any outstanding loans at expiration into one-year term loans. The facility can be used for general corporate purposes and also to provide backup for AIG’s commercial paper programs. AIG expects to replace or extend this credit facility on or prior to its expiration. There are currently no borrowings outstanding under the inter-company facility, nor were any borrowings outstanding as of December 31, 2004.

     AGF is a party to unsecured syndicated revolving credit facilities aggregating $3.25 billion, consisting of $1.75 billion in a 364-day revolving credit facility that expires in July of 2005 and $1.5 billion in a five-year revolving credit facility that expires in July of 2007. The 364-day facility allows for the conversion by AGF of any outstanding loans at expiration into one-year term loans. The facilities can be used for general corporate purposes and also to provide backup for AGF’s commercial paper programs. AGF expects to replace or extend these credit facilities on or prior to their expiration. There are currently no borrowings under these AGF facilities, nor were any borrowings outstanding as of December 31, 2004.

     AGF is also a party to several bilateral credit agreements aggregating $260 million at March 31, 2005. The terms and conditions of these agreements are identical to AGF’s 364-day revolving credit facility.

     ILFC is a party to unsecured syndicated revolving credit facilities aggregating $6.0 billion at December 31, 2004. The facilities can be used for general corporate purposes and also to provide backup for ILFC’s commercial paper program and consist of $4.0 billion in a 364-day revolving credit facility that expires in October 2005, with a one-year term out option and $2.0 billion in a five-year revolving credit facility that expires in October 2009. ILFC expects to replace or extend these credit facilities on or prior to their expiration. There are currently no borrowings under these facilities, nor were any borrowings outstanding as of December 31, 2004.

(h) Interest Expense for All Indebtedness: Total interest expense for all indebtedness, net of capitalized interest, aggregated $4.54 billion in 2004, $4.17 billion in 2003 and $3.69 billion in 2002. Capitalized interest was $59 million in 2004, $52 million in 2003 and $61 million in 2002. Cash distributions on the preferred shareholders’ equity in subsidiary companies of ILFC and liabilities connected to trust preferred stock of AGC subsidiaries are accounted for as interest expense in the consolidated statement of income. The cash distributions for ILFC were approximately $4 million, $4 million, and $5 million for the years ended December 31, 2004, 2003, and 2002, respectively. The cash distributions for AGC subsidiaries were approximately $123 million, $128 million and $129 million for the years ended December 31, 2004, 2003 and 2002, respectively.

10. Preferred Shareholders’ Equity in Subsidiary Companies

As of December 31, 2004, Preferred shareholders’ equity in subsidiary companies represents preferred stocks issued by ILFC, a wholly owned subsidiary of AIG.

     At December 31, 2004, the preferred stock consists of 1,000 shares of market auction preferred stock (MAPS) in two series (Series A and B) of 500 shares each. Each of the MAPS shares has a liquidation value of $100,000 per share and is not convertible. The dividend rate, other than the initial rate, for each dividend period for each series is reset approximately every seven weeks (49 days) on the basis of orders placed in an auction. ILFC repurchased all of the shares of five additional series for their liquidation value in the fourth quarter of 2001 and a sixth in the first six months of 2002. No gains or losses were recognized. During 2001, ILFC extended the term of the Series A to five years at a dividend rate of 5.90 percent. At

160 : FORM 10-K

American International Group, Inc. and Subsidiaries

10. Preferred Shareholders’ Equity in Subsidiary Companies (continued)

December 31, 2004, the dividend rate for Series B was 1.87 percent.

11. Shareholders’ Equity

(a) AIG parent depends on its subsidiaries for cash flow in the form of loans, advances, reimbursement for shared expenses, and dividends. AIG’s insurance subsidiaries are subject to regulatory restrictions on the amount of dividends which can be remitted to AIG parent. These restrictions vary by state. For example, unless permitted by the New York Superintendent of Insurance, general insurance companies domiciled in New York may not pay dividends to shareholders which in any twelve month period exceed the lesser of ten percent of the company’s statutory policyholders’ surplus or 100 percent of its “adjusted net investment income,” as defined. Generally, less severe restrictions applicable to both General and Life Insurance companies exist in most of the other states in which AIG’s insurance subsidiaries are domiciled. Certain foreign jurisdictions have restrictions which generally cause only a temporary delay in the remittance of dividends. There are also various local restrictions limiting cash loans and advances to AIG by its subsidiaries. Largely as a result of the restrictions, approximately 89 percent of consolidated shareholders’ equity was restricted from immediate transfer to AIG parent at December 31, 2004.

     (b) At December 31, 2004, there were 6,000,000 shares of AIG’s $5 par value serial preferred stock authorized, issuable in series, none of which were outstanding.

(c) The common share activity for the three years ended December 31, 2004 was as follows:

	2004	2003	2002

Shares outstanding at beginning of year	2,608,447,046	2,609,600,831	2,615,431,999
Acquired during the year	(16,426,114)	(3,899,991)	(10,959,815)
Issued pursuant to performance stock unit obligations	24,025	–	–
Issued under stock plans	4,310,733	2,699,584	4,633,631
Issued in connection with acquisitions	–	–	176,076
Issued under contractual obligations	67,500	46,622	318,940

Shares outstanding at end of year	2,596,423,190	2,608,447,046	2,609,600,831

12. Commitments and Contingent Liabilities

In the normal course of business, various commitments and contingent liabilities are entered into by AIG and certain of its subsidiaries. In addition, AIG guarantees various obligations of certain subsidiaries.

(a) AIG and certain of its subsidiaries become parties to derivative financial instruments with market risk resulting from both dealer and end user activities and to reduce currency, interest rate, equity, and commodity exposures. These instruments are carried at their estimated fair values in the consolidated balance sheet. The vast majority of AIG’s derivative activity is transacted by AIGFP. See also Note 20 herein.

(b) Securities sold, but not yet purchased and spot commodities sold but not yet purchased represent obligations of Capital Markets operations to deliver specified securities and spot commodities at their contracted prices. Capital Markets records a liability to repurchase the securities and spot commodities in the market at prevailing prices.

     AIG has issued unconditional guarantees with respect to the prompt payment, when due, of all present and future payment obligations and liabilities of AIGFP arising from transactions entered into by AIGFP. Net revenues for the twelve months ended December 31, 2004, 2003 and 2002 from Capital Markets operations were $1.65 billion, $549 million and $1.21 billion, respectively.

(c) At December 31, 2004, ILFC had committed to purchase 371 new and used aircraft deliverable from 2005 through 2010 at an estimated aggregate purchase price of $21.6 billion and had options to purchase six new aircraft deliverable through 2007 at an estimated aggregate purchase price of $361 million. ILFC will be required to find customers for any aircraft acquired, and it must arrange financing for portions of the purchase price of such equipment.

(d) AIG and its subsidiaries, in common with the insurance industry in general, are subject to litigation, including claims for punitive damages, in the normal course of their business. The recent trend of increasing jury awards and settlements makes it difficult to assess the ultimate outcome of such litigation.

     AIG continues to receive claims asserting injuries from toxic waste, hazardous substances, and other environmental pollutants and alleged damages to cover the cleanup costs of hazardous waste dump sites (hereinafter collectively referred to as environmental claims) and indemnity claims asserting injuries from asbestos. Estimation of asbestos and environmental claims loss reserves is a difficult process, as these claims, which emanate from policies written in 1984 and prior years, cannot be estimated by conventional reserving tech-

FORM 10-K :  161

NOTES TO FINANCIAL STATEMENTS (continued)

12. Commitments and Contingent Liabilities (continued)

niques. Asbestos and environmental claims development is affected by factors such as inconsistent court resolutions, the broadening of the intent of policies and scope of coverage and increasing number of new claims. AIG, together with other industry members, has and will continue to litigate the broadening judicial interpretation of policy coverage and the liability issues. If the courts continue in the future to expand the intent of the policies and the scope of the coverage, as they have in the past, additional liabilities would emerge for amounts in excess of reserves held. This emergence cannot now be reasonably estimated, but could have a material effect on AIG’s future operating results. The reserves carried for these claims as at December 31, 2004 ($3.53 billion gross; $1.51 billion net including the fourth quarter 2004 adjustment to reflect a change in estimate) are believed to be adequate as these reserves are based on known facts and current law.

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

(f) On May 18, 2005, the AIG Board of Directors passed resolutions (Resolutions) pursuant to which AIG agrees, subject to certain conditions, to (i) make any payment that is not promptly paid with respect to the benefits accrued by current employees of AIG and its subsidiaries under the SICO Plan (as defined in Note 16) and (ii) make any payment to the extent not promptly paid by Starr with respect to amounts that become payable to current employees of AIG and its subsidiaries who are also stockholders of Starr after the giving of a notice of repurchase or redemption under Starr’s organizational documents. AIG will accrue approximately $8 million for 2005 for these contingent liabilities.

(g) AIG and certain of its subsidiaries have been named defendants in two putative class actions in state court in Alabama that arise out of the 1999 settlement of class and derivative litigation involving Caremark Rx, Inc. (“Caremark”). An excess policy issued by a subsidiary of AIG with respect to the 1999 litigation was expressly stated to be without limit of liability. In the current actions, plaintiffs allege that the judge approving the 1999 settlement was misled as to the extent of available insurance coverage and would not have approved the settlement had he known of the existence and/or unlimited nature of the excess policy. They further allege that AIG, its subsidiaries, and Caremark are liable for fraud and suppression for misrepresenting and/or concealing the nature and extent of coverage. In their complaint, plaintiffs request compensatory damages for the 1999 class in the amount of $3.2 billion, plus punitive damages. AIG and its subsidiaries deny the allegations of fraud and suppression and have asserted, inter alia, that information concerning the excess policy was publicly disclosed months prior to the approval of the settlement. AIG and its subsidiaries further assert that the current claims are barred by the statute of limitations and that plaintiffs’ assertions that the statute was tolled cannot stand against the public disclosure of the excess coverage. Plaintiffs, in turn, have asserted that the disclosure was insufficient to inform them of the nature of the coverage and did not start the running of the statute of limitations. On January 28, 2005, the Alabama trial court determined that one of the current actions may proceed as a class action on behalf of the 1999 classes that were allegedly defrauded by the settlement. AIG, its subsidiaries, and Caremark are seeking appellate relief from the Alabama Supreme Court. AIG cannot now estimate either the likelihood of its prevailing in these actions or the potential damages in the event liability is determined.

(h) On December 30, 2004, an arbitration panel issued its ruling in connection with a 1998 workers compensation quota share reinsurance agreement under which Superior National Insurance Company, among others, was reinsured by The United States Life Insurance Company in the City of New York (USLIFE), a subsidiary of American General Corporation. In its 2-1 ruling the arbitration panel refused to rescind the contract as requested by USLIFE. Instead, the panel reformed the contract to reduce USLIFE’s participation by ten percent. USLIFE disagrees with the ruling and is pursuing all appropriate legal remedies. USLIFE has certain reinsurance recoverables in connection with the contract and the arbitration ruling established a second phase of arbitration in which USLIFE will present its challenges to cessions to the contract.

     AIG recorded approximately a $178 million pre-tax charge in the fourth quarter of 2004 related to this matter and holds a reserve of approximately $370 million as of December 31, 2004.

(i) As previously disclosed, on October 14, 2004, the Office of the Attorney General of the State of New York (NYAG) brought a lawsuit challenging certain insurance brokerage practices related to contingent commissions. Neither AIG nor any of its subsidiaries is a defendant in that action, although two employees of an AIG subsidiary pleaded guilty in connection with the Attorney General’s investigation in October 2004 and two additional employees of the same subsidiary pleaded guilty in February 2005. AIG has cooperated, and will continue to cooperate, in the investigation. Regulators

162 : FORM 10-K

American International Group, Inc. and Subsidiaries

12. Commitments and Contingent Liabilities (continued)

from several additional states have commenced investigations into the same matters, and AIG expects there will be additional investigations as well. Various parties, including insureds and shareholders, have also asserted putative class action and other claims against AIG or its subsidiaries alleging, among other things, violations of the antitrust and federal securities laws, and AIG expects that additional claims may be made.

     Various federal and state regulatory agencies are reviewing certain other transactions and practices of AIG and its subsidiaries in connection with industry-wide and other inquiries.

     In February 2005, AIG received subpoenas from the NYAG and the SEC relating to investigations into the use of non-traditional insurance products and certain assumed reinsurance transactions and AIG’s accounting for such transactions. The United States Department of Justice and various state regulators are also investigating related issues. AIG has cooperated, and will continue to cooperate, in producing documents and other information in response to the subpoenas. As more fully described in Note 2, AIG has concluded that the accounting for certain transactions and certain relationships needs to be restated or adjusted.

     A number of lawsuits have been filed regarding the subject matter of the investigations of insurance brokerage practices and non-traditional insurance products, including derivative actions in New York state courts and civil actions under the federal securities laws and the Employee Retirement Income Security Act (ERISA) in the U.S. district court for the Southern District of New York. These actions are in the early pleadings stage.

     In addition, in late 2002, a shareholder derivative action was filed in Delaware Chancery Court alleging breaches of fiduciary duty of loyalty and care against AIG’s directors. AIG’s Board of Directors appointed a special committee of independent directors to review the complaint and respond to the lawsuit. The special committee has issued a report that concluded that it was not in the best interests of AIG or its shareholders to pursue the litigation and moved the Delaware Chancery Court to terminate the litigation. The Plaintiff filed an amended complaint on May 17, 2005. The amendment includes additional claims of breach of fiduciary duty by current and former directors of AIG based on, among other things, AIG’s transactions with reinsurers (including reinsurers in which AIG has an ownership interest) and accounting for these transactions, AIG’s broker compensation practices, and AIG’s sale of finite insurance products.

     On May 26, 2005, the NYAG and the New York Superintendent of Insurance filed a civil complaint against AIG as well as its former Chairman and Chief Executive Officer M.R. Greenberg, and former Vice Chairman and Chief Financial Officer Howard Smith, in the Supreme Court of the State of New York. The complaint asserts claims under New York’s Martin Act and Insurance Law, among others, and makes allegations concerning certain of the transactions discussed more fully in Management’s Discussion and Analysis of Financial Condition and Results of Operations, including, among others, Gen Re, Capco, AIRCO Reinsurance, Life Settlements, Richmond and Union Excess. The complaint seeks disgorgement, injunctive relief, punitive damages and costs, among other things.

     AIG cannot at this time predict the outcome of the matters described above or estimate the potential costs related to these matters and, accordingly, no reserve is being established in AIG’s financial statements at this time. In the opinion of AIG management, AIG’s ultimate liability for the matters referred to above is not likely to have a material adverse effect on AIG’s consolidated financial condition, although it is possible that the effect would be material to AIG’s consolidated results of operations for an individual reporting period.

13. Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments” (FAS 107), requires disclosure of fair value information about financial instruments, as defined therein, for which it is practicable to estimate such fair value. In the measurement of the fair value of certain financial instruments, where quoted market prices are not available, other valuation techniques are utilized. These fair value estimates are derived using internally developed valuation methodologies based on available and observable market information. FAS 107 excludes certain financial instruments, including those related to insurance contracts.

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

FORM 10-K :  163

NOTES TO FINANCIAL STATEMENTS (continued)

13. Fair Value of Financial Instruments (continued)

calculations based upon AIG’s current incremental lending rates for similar type loans. The fair values of the policy loans were not calculated as AIG believes it would have to expend excessive costs for the benefits derived.

     Trading assets and trading liabilities: Fair values approximate the carrying values.

     Finance receivables: Fair values were estimated using discounted cash flow calculations based upon the weighted average rates currently being offered for similar finance receivables.

     Securities available for sale: Fair values were based on quoted market prices. Where market prices were not readily available, fair values were estimated using quoted market prices of comparable investments.

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

     Unrealized gains and losses on swaps, options and forward transactions: Fair values were based on the use of valuation models that utilize, among other things, current interest, foreign exchange commodity, equity and volatility rates, as applicable.

     Securities purchased (sold) under agreements to resell (repurchase), at contract value: As these securities (obligations) are short-term in nature, the contract values approximate fair values.

     Other invested assets: Consisting principally of hedge funds and limited partnerships. Fair values are provided by the general partner or manager of each investment.

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

164 : FORM 10-K

American International Group, Inc. and Subsidiaries

13. Fair Value of Financial Instruments (continued)

The carrying values and fair values of AIG’s financial instruments at December 31, 2004 and 2003 with respect to derivative positions during 2004 and 2003 were as follows:

	2004		2003 (Restated)

	Carrying	Fair	Carrying	Fair
(in millions)	Value	Value	Value	Value

Assets:
Fixed maturities	$365,677	$366,174	$309,254	$309,390
Equity securities	17,851	17,851	9,584	9,584
Mortgage loans on real estate, policy and collateral loans	22,463	22,959	21,227	22,067
Securities available for sale	30,448	30,448	24,042	24,042
Trading securities	3,142	3,142	4,418	4,418
Spot commodities	95	95	250	250
Unrealized gain on swaps, options and forward transactions	22,670	22,670	21,459	21,459
Trading assets	3,331	3,331	2,277	2,277
Securities purchased under agreements to resell	26,272	26,272	20,845	20,845
Finance receivables, net of allowance	23,574	24,133	17,500	18,013
Securities lending collateral	49,972	49,972	30,195	30,195
Other invested assets	22,527	22,527	18,484	18,484
Short-term investments	16,102	16,102	8,908	8,908
Cash	2,009	2,009	922	922
Liabilities:
Policyholders’ contract deposits	216,655	212,724	171,917	169,336
Borrowings under obligations of guaranteed investment agreements	18,919	20,897	15,337	17,113
Securities sold under agreements to repurchase	21,264	21,264	15,813	15,813
Trading liabilities	2,304	2,304	6,153	6,153
Securities and spot commodities sold but not yet purchased	4,866	4,866	5,458	5,458
Unrealized loss on swaps, options and forward transactions	18,132	18,132	14,658	14,658
Trust deposits and deposits due to banks and other depositors	4,248	4,553	3,627	3,807
Commercial paper	9,693	9,693	5,938	5,938
Notes, bonds, loans and mortgages payable	65,162	67,064	57,252	59,226

14. Stock Compensation Plans

At December 31, 2004, AIG had three types of stock-based compensation plans: (i) a stock option plan; (ii) an incentive stock plan under which restricted stock units had been issued; and (iii) an employee stock purchase plan.

     Effective January 1, 2003, AIG adopted the recognition provision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (FAS 123). This statement establishes the financial accounting and reporting standards for stock-based employee compensation plans, such as AIG’s stock purchase plan, stock option plan, and stock incentive plan. Under the recognition provisions of FAS 123, costs with respect to stock compensation are measured using the fair value of the shares subscribed or granted as at the date of grant recognized ratably over the vesting period. Such fair value is derived through an option pricing model.

     Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment to FASB Statement No. 123” (FAS 148), was issued in 2002. This statement amended FAS 123 and provides alternative methods of transition for a voluntary change to the recognition provisions of FAS 123. Also, FAS 148 amended certain of the disclosure requirements of FAS 123.

     AIG elected the “Prospective Method” in the application of the recognition provisions as prescribed by FAS 123. Such method provides for the recognition of the fair value with respect to stock-based compensation for shares subscribed for or granted on or after January 1, 2003.

     Prior to adoption of the recognition provisions of FAS 123, as amended, AIG recognized stock compensation in accordance with the provisions of APB Opinion No. 25 “Accounting for Stock Issued to Employees.” Shares subscribed for or granted prior to January 1, 2003 continue to be accounted for pursuant to APB Opinion No. 25.

FORM 10-K :  165

NOTES TO FINANCIAL STATEMENTS (continued)

14. Stock Compensation Plans (continued)

With respect to net income for December 31, 2004, 2003, and 2002, the following table provides a pro forma reconciliation as if AIG had adopted the recognition provisions of FAS 123 at its inception:

	2004	2003	2002
(in millions, except per share amounts)		(Restated)	(Restated)

Net income, as reported	$9,731	$8,009	$5,866
Add back interest on contingently convertible bonds, net of tax	11	11	10

	9,742	8,020	5,876

Actual stock-based compensation recognized, net of tax	40	16	–

	9,782	8,036	5,876

Pro forma stock-based compensation, net of tax	49	56	55
Actual stock-based compensation recognized, net of tax	40	16	–

Net income, pro forma	$9,693	$7,964	$5,821

Earnings per common share:
Basic:
Net income, as reported	$3.73	$3.07	$2.25
Stock-based compensation, net of tax	(0.02)	(0.02)	(0.03)

Net income, pro forma	$3.71	$3.05	$2.22

Diluted:
Net income, as reported	$3.69	$3.04	$2.22
Stock-based compensation, net of tax	(0.02)	(0.02)	(0.03)

Net income, pro forma	$3.67	$3.02	$2.19

Average shares outstanding:
Basic	2,606	2,610	2,612
Diluted	2,637	2,637	2,643

     AIG currently uses a binomial model to calculate the fair value of stock option grants. The model uses ten years of historical exercise behavior to account for the early exercise of employee options and five years of historical stock price data to infer the implied volatility. The fair-value model has been refined from time to time since AIG adopted FAS 123 on January 1, 2003, but valuation results have been consistent from one reporting period to the next.

     The fair values of stock options granted during the three years ended December 31, 2004, 2003, and 2002 were $80 million, $179 million and $140 million, respectively.

     The following weighted average assumptions were used for stock options granted in 2004, 2003 and 2002, respectively: dividend yields of 0.36 percent, 0.32 percent and 0.26 percent; expected volatility of 34.4 percent, 34.0 percent and 34.0 percent; risk-free interest rates of 3.87 percent, 3.57 percent and 4.33 percent; and expected terms of seven years in each year.

     Also included in the above table is the compensation expense with respect to AIG’s employee stock purchase plan. The fair value calculated was derived by using the Black-Scholes model. The pro forma recognition of such fair value had an insignificant effect on the pro forma amounts disclosed above.

     The fair values of purchase privileges granted during the years ended December 31, 2004, 2003 and 2002 were $12 million, $12 million and $8 million, respectively. The weighted average fair values per share of those purchase rights granted in 2004, 2003, and 2002 were $14.82, $11.64, and $12.42, respectively. The fair value of each purchase right was derived at the date of the subscription using the AIG model.

     The following weighted average assumptions were used for purchase privileges granted in 2004, 2003 and 2002, respectively: dividend yields of 0.36 percent, 0.32 percent and 0.26 percent; expected volatilities of 34.4 percent, 34.0 percent and 34.0 percent; risk-free interest rates of 1.60 percent, 1.10 percent and 1.26 percent; and terms of one year.

(a) Stock Option Plan: The AIG 1999 Stock Option Plan, as amended (the 1999 Plan), provides that options to purchase a maximum of 45,000,000 shares of common stock can be granted to certain key employees and members of the Board of Directors at prices not less than fair market value at the date of grant. The 1999 Plan limits the maximum number of shares as to which stock options may be granted to any employee in any one year to 900,000 shares. Options granted under this Plan expire not more than ten years from the date of the grant. Options with respect to 25,000 shares, 25,000 shares, and 25,000 shares were granted to nonemployee members of the Board of Directors on May 19, 2004, May 14, 2003 and February 10, 2003, respectively. These options become exercisable on the first anniversary of the date of grant, expire ten years from the date of grant, and do not qualify for Incentive Stock Option Treatment under the Section 422 of the Internal Revenue Code (ISO Treatment). The 1999 Plan, and the options previously granted thereunder, were approved by the shareholders at the 2000 Annual Meeting of Shareholders, and certain amendments were approved at the 2003 Annual Meeting of Shareholders. At December 31, 2004, 23,164,449 shares

166 : FORM 10-K

American International Group, Inc. and Subsidiaries

14. Stock Compensation Plans (continued)

were reserved for future grants under the 1999 Plan. The 1999 Plan superseded the 1991 employee stock option plan (the 1991 Plan) and the previously superseded 1987 employee stock option plan (the 1987 Plan), although outstanding options granted under the 1991 Plan continue in force until exercise or expiration. At December 31, 2004, there were 28,416,552 shares reserved for issuance under the 1999 Plan and the 1991 Plan.

     During 2003, AIG granted options with respect to 137,300 shares which become exercisable on the fifth anniversary of the date of grant and expire ten years from the date of grant. These options do not qualify for ISO Treatment. The agreements with respect to all other options granted to employees under these plans in 2004 and 2003 provide that 25 percent of the options granted become exercisable on the anniversary of the date of grant in each of the four years following that grant and expire 10 years from the date of the grant. As of December 31, 2004, outstanding options granted with respect to 13,304,176 shares qualified for ISO Treatment.

     At January 1, 1999, the merger date, SunAmerica Inc. had five stock-based compensation plans pursuant to which options, restricted stock, and deferred share and share unit obligations had been issued and remained outstanding. Options granted under these plans had an exercise price equal to the market price on the date of grant, had a maximum term of ten years, and generally became exercisable ratably over a five-year period. Substantially all of the SunAmerica Inc. options outstanding at the merger date became fully vested on that date and were converted into options to purchase AIG common stock at the exchange ratio of 0.855 shares of AIG common stock for each share of SunAmerica Inc. common stock. No further options can be granted under the SunAmerica Inc. plans, but outstanding options so converted continue in force until exercise or expiration. At December 31, 2004, there were 13,750,667 shares of AIG common stock reserved for issuance on exercise of options under these plans. None of these options qualified for ISO Treatment as of December 31, 2004.

     During 2004, 2003 and 2002, deferred share and share unit obligations with respect to 1,895 shares, 1,895 shares and 1,895 shares, respectively, of AIG common stock vested and were issued. No additional deferred share or share unit obligations may be granted under the SunAmerica plans. As of December 31, 2004, deferred share and share unit obligations with respect to 61,867 shares remained outstanding under the SunAmerica plans.

     The AIG Board of Directors has construed the AIG stock option plans to allow, at the request of an optionee, the deferral of delivery of AIG shares otherwise deliverable upon the exercise of an option to a date or dates specified by the optionee. During 2004, options with respect to 3,397,999 shares were exercised with delivery deferred. At December 31, 2004, optionees had made valid elections to defer delivery of 3,102,648 shares of AIG common stock upon exercise of options expiring during 2005. In addition, nonemployee directors of AIG made valid elections to defer delivery of 63,280 shares and 42,186 shares of AIG common stock upon exercise of options expiring during 2005 and 2006, respectively.

     As a result of the acquisition of HSB in November 2000, HSB options outstanding at the acquisition date were fully vested and were converted into options to purchase AIG common stock at the exchange ratio of 0.4178 shares of AIG common stock for each share of HSB common stock. No further options can be granted under the HSB option plans, but outstanding options so converted continue in force until exercise or expiration. At December 31, 2004, there were 722,814 shares of AIG common stock reserved for issuance under the HSB option plans, none of which qualified for ISO Treatment.

     At August 29, 2001, AGC had stock-based compensation plans pursuant to which options and restricted share units had been issued and remained outstanding. Options granted under these plans had an exercise price equal to the market price on the date of the grant, had a maximum term of ten years, and generally became exercisable ratably over a three-year period. All of the AGC options outstanding at the acquisition date became fully vested on that date and were converted into options to purchase AIG common stock at an exchange ratio of 0.5790 shares of AIG common stock for each share of AGC common stock. No further options can be granted under the AGC plans, but outstanding options so converted continue in force until exercise or expiration. At December 31, 2004, there were 11,572,970 shares of AIG common stock reserved for issuance on exercise of options under these plans. Options with respect to 1,406,489 of these shares qualified for ISO Treatment as of December 31, 2004.

FORM 10-K :  167

NOTES TO FINANCIAL STATEMENTS (continued)

14. Stock Compensation Plans (continued)

Additional information with respect to AIG’s plans at December 31, 2004, and changes for the three years then ended, were as follows:

	2004		2003		2002

		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Shares Under Option:
Outstanding at beginning of year	59,253,166	$48.00	54,214,016	$45.63	54,295,320	$42.68
Granted	3,474,100	64.65	8,602,909	56.15	5,683,324	66.17
Exercised	(3,387,734)	34.02	(2,182,680)	22.69	(4,242,718)	35.04
Exercised, delivery deferred	(3,397,999)	5.98	(495,787)	8.46	(590,048)	6.60
Forfeited	(1,478,530)	70.69	(885,292)	66.37	(931,862)	72.29

Outstanding at end of year	54,463,003	$51.94	59,253,166	$48.00	54,214,016	$45.63

Options exercisable at year-end	40,211,710	$47.80	43,397,566	$42.17	43,978,843	$39.30

Weighted average fair value per share of options granted		$25.61		$20.86		$24.65

     In addition, at December 31, 2004, options to purchase 243,125 shares at a weighted average exercise price of $20.33 had been previously granted to AIG nonemployee directors and remained outstanding.

Information about stock options outstanding at December 31, 2004, is summarized as follows:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
	Outstanding	Contractual Life	Price	Exercisable	Price

Range of Exercise Prices:
$ 7.67 - 24.68	9,023,979	1.9 years	$18.23	9,023,979	$18.23
25.99 - 38.23	7,211,758	3.2 years	34.67	7,211,758	34.67
41.23 - 48.70	4,878,421	7.2 years	46.86	2,127,763	46.67
50.19 - 59.99	9,558,798	4.3 years	55.53	9,490,885	55.52
60.13 - 63.95	10,003,856	7.9 years	62.33	4,641,587	61.56
64.01 - 73.87	7,121,482	7.7 years	65.67	3,398,120	66.10
76.07 - 98.00	6,664,709	6.6 years	84.56	4,317,618	85.95

	54,463,003		$51.94	40,211,710	$47.80

(b) 2002 Stock Incentive Plan: AIG’s 2002 Stock Incentive Plan was adopted at its 2002 shareholders’ meeting and amended and restated by the AIG Board of Directors on September 18, 2002. This plan provides that equity-based or equity-related awards with respect to shares of common stock can be issued to officers, employees or members of the Board of Directors of AIG in any year up to a maximum of that number of shares equal to (a) 1,000,000 shares plus (b) the number of shares available but not issued in the prior calendar year. Under the Plan, no grantee may receive awards covering more than 250,000 shares of common stock. During 2004 and 2003, AIG granted restricted stock units (RSUs) relating to 992,481 shares and 222,974 shares of common stock to employees, respectively. These RSUs will vest on the fourth anniversary of the date of grant assuming continued employment through such date. AIG reserves the right to make payment for the RSUs in shares of common stock or the cash equivalent on the date of vesting. At December 31, 2004, there were 16,631,980 shares of common stock reserved for issuance in connection with future grants of awards under the Plan.

(c) Performance-Based Restricted Stock Units: During 2002 AIG issued performance-based restricted stock units with respect to 4,783 shares of AIG common stock in connection with contractual obligations as a result of the AGC acquisition.

168 : FORM 10-K

American International Group, Inc. and Subsidiaries

14. Stock Compensation Plans (continued)

(d) Employee Stock Purchase Plan: AIG’s 1996 Employee Stock Purchase Plan, as amended and approved by AIG shareholders in 2003 (the 1996 Plan), provides that eligible employees (those employed at least one year) may receive privileges to purchase up to an aggregate of 10,000,000 shares of AIG common stock, at a price equal to 85 percent of the fair market value on the date of the grant of the purchase privilege. Purchase privileges are granted annually and are limited to the number of whole shares that can be purchased by an amount equal to 10 percent of an employee’s annual salary or $10,000, whichever is less. There were 922,999 shares, 516,904 shares and 274,442 shares issued under the 1996 plan at weighted average prices of $46.41, $48.03 and $70.76 for the years ended December 31, 2004, 2003 and 2002, respectively. The excess or deficit of the proceeds over the par value or cost of the common stock issued was credited or charged to additional paid-in capital.

     As of December 31, 2004, there were 798,775 shares of common stock subscribed to at a weighted average price of $58.79 per share pursuant to grants of privileges under the 1996 plan. There were 4,295,367 shares available for the grant of future purchase privileges under the 1996 plan at December 31, 2004.

15. Employee Benefits

(a) Pension Plans: Employees of AIG, its subsidiaries and certain affiliated companies, including employees in foreign countries, are generally covered under various funded, unfunded and insured pension plans. Eligibility for participation in the various plans is based on either completion of a specified period of continuous service or date of hire, subject to age limitations.

     AIG’s U.S. retirement plan is a qualified, noncontributory defined benefit plan which is subject to the provisions of the Employee Retirement Income Security Act of 1974. All employees of AIG and most of its subsidiaries and affiliates who are regularly employed in the United States, including certain U.S. citizens employed abroad on a U.S. dollar payroll, and who have attained age 21 and completed twelve months of continuous service are eligible to participate in this plan. An employee with 5 or more years of plan participation is entitled to pension benefits beginning at normal retirement at age 65. Benefits are based upon a percentage of average final compensation multiplied by years of credited service limited to 44 years of credited service. The average final compensation is subject to certain limitations. Employees may elect certain options with respect to receipt of their pension benefits including a joint and survivor annuity. An employee with 10 or more years of plan participation may retire early from age 55 to 64. An early retirement factor is applied resulting in a reduced benefit. If an employee terminates with less than five years of plan participation, the employee forfeits the right to receive any pension benefits accumulated to that time. Annual funding requirements are determined based on the “projected unit credit” cost method, which attributes a pro rata portion of the total projected benefit payable at normal retirement to each year of credited service.

     The HSB retirement plan was merged into the AIG U.S. retirement plan effective April 1, 2001. Benefits for HSB participants were changed effective January 1, 2005 to be substantially similar to the AIG U.S. retirement plan benefit subject to a grandfathering agreement. The AGC retirement plan was merged into the AIG U.S. retirement plan effective January 1, 2002. Benefits for AGC participants were changed effective January 1, 2003 to be substantially similar to the AIG U.S. retirement plan benefits subject to grandfathering requirements.

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

     The AIG Excess Retirement Income Plan provides a benefit equal to the reduction in benefits payable under the AIG U.S. retirement plan as a result of federal tax limitations on compensation and benefits payable thereunder. AIG has adopted a Supplemental Executive Retirement Plan (Supplemental Plan) to provide additional retirement benefits to designated executives. Under the Supplemental Plan, an annual benefit accrues at a percentage of final average pay multiplied by each year of credited service, not greater than 60 percent of final average pay, reduced by any benefits from the current and any predecessor retirement plans (including the AIG Excess Retirement Income Plan and any comparable plans), Social Security, if any, and from any qualified pension plan of prior employers. Currently, each of these plans is unfunded. AGC and HSB have adopted similar supplemental type plans. These plans are also unfunded.

FORM 10-K :  169

NOTES TO FINANCIAL STATEMENTS (continued)

15. Employee Benefits (continued)

     Where non-U.S. retirement plans are defined benefit plans, they are either based on the employees’ years of credited service and average compensation in the years preceding retirement, or on points accumulated based on the employee’s job grade and other factors during each year of service.

(b) Postretirement Plans: In addition to AIG’s defined benefit pension plan, AIG and its subsidiaries provide a postretirement benefit program for medical care and life insurance domestically and in certain foreign countries. Eligibility in the various plans is generally based upon completion of a specified period of eligible service and attaining a specified age. Overseas, benefits vary by geographic location.

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

(c) Voluntary Savings Plans: AIG sponsors a voluntary savings plan for domestic employees (the AIG Incentive Savings plan), which, during the three years ended December 31, 2004, provided for salary reduction contributions by employees and matching contributions by AIG of up to seven percent of annual salary depending on the employees’ years of service. Contributions are funded currently.

     AGC sponsored a voluntary savings plan for its employees, which was merged into the AIG Incentive Savings plan on January 1, 2003.

     HSB sponsored a voluntary savings plan for its employees, which was merged into the AIG Incentive Savings plan on January 1, 2002.

     AIG SunAmerica sponsored a voluntary savings plan for its employees, which was merged into the AIG Incentive Savings plan on January 1, 2003. Under an Executive Savings Plan, designated AIG SunAmerica executives also could defer up to 90 percent of cash compensation and AIG SunAmerica matched four percent of the participants’ base salaries deferred. Contributions are funded currently.

(d) Post Employment Benefits: AIG provides certain benefits to inactive employees who are not retirees. Certain of these benefits are insured and expensed currently; other expenses are provided for currently. Such uninsured expenses include medical and life insurance continuation, and COBRA medical subsidies.

(e) Benefit Obligations: Accumulated benefit obligations represent the present value of pension benefits earned as of December 31, 2004 based on service and compensation as of December 31, 2004. Projected benefit obligations for defined benefit plans represent the present value of pension benefits earned as of December 31, 2004 projected for estimated salary increases as of an assumed date with respect to retirement, termination, disability or death. Projected benefit obligations for postretirement plans represent the present value of postretirement medical and life insurance benefits deemed earned as of December 31, 2004 projected for estimated salary and medical claim rate increases as of an assumed date with respect to retirement, termination, disability, or death.

The accumulated benefit obligations with respect to both non-U.S. and U.S. pension benefit plans as of December 31, 2004 and 2003 were as follows:

(in millions)	2004	2003

Non-U.S. pension benefit plans	$1,260	$1,243
U.S. pension benefit plans	$2,367	$2,252

170 : FORM 10-K

American International Group, Inc. and Subsidiaries

15. Employee Benefits (continued)

The following table sets forth the change in the projected benefit obligation of the defined benefit pension plans, including the supplemental plans, and postretirement benefit plans as of December 31, 2004 and 2003:

	Pension			Postretirement

	Non-U.S.	U.S.		Non-U.S.	U.S.
(in millions)	Plans	Plans(a)	Total	Plans	Plans	Total

2004
Change in projected benefit obligation:
Benefit obligation at beginning of year	$1,348	$2,602	$3,950	$16	$247	$263
Service cost	59	101	160	3	6	9
Interest cost	33	147	180	2	14	16
Participant contributions	2	–	2	–	–	–
Actuarial loss	133	59	192	11	(6)	5
Plan amendments and mergers	(92)	(42)	(134)	–	–	–
Benefits paid:
AIG assets	(48)	(8)	(56)	(1)	(16)	(17)
Plan assets	(27)	(71)	(98)	–	–	–
Effect of foreign currency fluctuation	67	–	67	1	–	1
Other(b)	(99)	(38)	(137)	3	(2)	1

Benefit obligation at end of year	$1,376	$2,750	$4,126	$35	$243	$278

2003
Change in projected benefit obligation:
Benefit obligation at beginning of year	$1,071	$2,146	$3,217	$16	$238	$254
Service cost	52	79	131	1	4	5
Interest cost	33	151	184	1	15	16
Participant contributions	4	–	4	–	–	–
Actuarial loss	139	277	416	(3)	5	2
Plan amendments and mergers	34	27	61	–	–	–
Benefits paid:
AIG assets	(41)	(7)	(48)	–	(15)	(15)
Plan assets	(25)	(71)	(96)	–	–	–
Effect of foreign currency fluctuation	107	–	107	1	–	1
Other	(26)	–	(26)	–	–	–

Benefit obligation at end of year	$1,348	$2,602	$3,950	$16	$247	$263

(a)	Includes excess retirement income type plans and supplemental executive type plans.
(b)	With respect to the non-U.S. Plans obligations, the reduction resulted from transferring to the Japanese government certain Japanese plan obligations approximating $50 million. Additionally, the Japanese government also provided a subsidy with respect to certain Japanese plan obligations approximating $50 million.

The weighted average assumptions used to determine the benefit obligations at December 31, 2004 and 2003 were as follows:

	Pension		Postretirement

	Non-U.S.	U.S.	Non-U.S.	U.S.
	Plans	Plans	Plans	Plans

2004
Discount rate	1.75 - 12.00%	5.75%	4.50 - 6.00%	5.75%
Rate of compensation increase	1.50 - 10.00%	4.25%	3.00%	4.25%

2003
Discount rate	2.00 - 8.00%	6.00%	5.50 - 6.00%	6.00%
Rate of compensation increase	1.50 - 7.00%	4.25%	5.50%	4.25%

     The benefit obligations outside the United States reflect those assumptions that were most appropriate for the local economic environments of each of the subsidiaries providing such benefits.

     A 9.0 percent annual rate of increase in the per capita cost of covered healthcare benefits for AIG’s U.S. plans will be assumed for 2005. This rate is assumed to decrease gradually to 5.0 percent through 2009 and remain at that level thereafter.

     The assumed range for 2005 with respect to the annual rates of increase in the per capita cost of covered healthcare benefits of AIG’s non-U.S. plans is 7.0 to 9.2 percent. These rates are assumed to decrease gradually to 5.0 percent after three to six years and remain at that level thereafter.

FORM 10-K :  171

NOTES TO FINANCIAL STATEMENTS (continued)

15. Employee Benefits (continued)

A one percent point change in the assumed healthcare cost trend rate would have the following effect on AIG’s postretirement benefit obligations at December 31, 2004:

	One Percentage Point

(in millions)	Increase	Decrease

Non-U.S. plans	$6	$4
U.S. plans	$3	$3

(f) Funded Status: The funded status of the AIG defined benefit plans is a comparison of the pension benefit obligations to the assets related to the respective plan, if any. The difference between the two represents amounts that have been appropriately recognized as expenses in prior periods or represent amounts that will be recognized as expenses in the future.

The following table sets forth the funded status of the plans, reconciled to the amount reported on the consolidated balance sheet at December 31, 2004 and 2003:

	Pension			Postretirement(b)

	Non-U.S.	U.S.		Non-U.S.	U.S.
(in millions)	Plans(a)	Plans	Total	Plans	Plans	Total

2004
Fair value of plan assets	$624	$2,247	$2,871	$–	$–	$–
Less projected benefit obligations	1,376	2,750	4,126	35	243	278

Funded status	(752)	(503)	(1,255)	(35)	(243)	(278)
Amounts not yet recognized:
Actuarial (gains)/losses(c)	380	840	1,220	–	44	44
Prior service cost	(101)	3	(98)	–	(39)	(39)
Transition obligations	2	–	2	–	–	–

Net amount recognized	$(471)	$340	$(131)	$(35)	$(238)	$(273)

Composition of net amount recognized:
Prepaid benefit cost	$13	$499	$512	$–	$–	$–
Accrued benefit cost	(697)	(191)	(888)	(35)	(238)	(273)
Intangible asset	5	6	11	–	–	–
Accumulated other comprehensive income	208	26	234	–	–	–

Net amount recognized	$(471)	$340	$(131)	$(35)	$(238)	$(273)

2003
Fair value of plan assets	$591	$2,124	$2,715	$–	$–	$–
Less projected benefit obligations	1,348	2,602	3,950	16	247	263

Funded status	(757)	(478)	(1,235)	(16)	(247)	(263)
Amounts not yet recognized:
Actuarial (gains)/losses(c)	281	830	1,111	–	52	52
Prior service cost	(14)	44	30	–	(45)	(45)
Transition obligations	3	–	3	–	–	–

Net amount recognized	$(487)	$396	$(91)	$(16)	$(240)	$(256)

Composition of net amount recognized:
Prepaid benefit cost	$2	$550	$552	$–	$–	$–
Accrued benefit cost	(756)	(185)	(941)	(16)	(240)	(256)
Intangible asset	9	5	14	–	–	–
Accumulated other comprehensive income	258	26	284	–	–	–

Net amount recognized	$(487)	$396	$(91)	$(16)	$(240)	$(256)

(a)	A significant portion of these plans, particularly those in Japan, are not required by local regulation to be funded currently. With respect to the funded status of these Japanese plans, approximately $480 million represents the projected benefit obligation and approximately $400 million has been recognized at December 31, 2004.
(b)	AIG does not currently fund postretirement benefits.
(c)	Actuarial (gains)/losses are amounts included in the projected benefit obligations but not yet recognized in the financial statements.

172 : FORM 10-K

American International Group, Inc. and Subsidiaries

15. Employee Benefits (continued)

Defined benefit pension plan obligations where the projected benefit obligation was in excess of the related plan assets at December 31, 2004 and 2003 were as follows:

	2004		2003

	Non-U.S.	U.S.	Non-U.S.	U.S.
(in millions)	Plans	Plans	Plans	Plans

Projected benefit obligation	$1,344	$2,750	$1,324	$2,602
Accumulated benefit obligation	1,240	2,367	1,222	2,252
Fair value of plan assets	576	2,247	554	2,124

Defined benefit pension plan obligations where the accumulated benefit obligation was in excess of the related plan assets at December 31, 2004 and 2003 were as follows:

	2004		2003

	Non-U.S.	U.S.	Non-U.S.	U.S.
(in millions)	Plans	Plans	Plans	Plans

Projected benefit obligation	$1,324	$232	$1,308	$227
Accumulated benefit obligation	1,226	194	1,215	192
Fair value of plan assets	558	9	542	9

(g) Plan Assets: The following table sets forth the change in plan assets as at December 31, 2004 and 2003:

	Pension			Postretirement

	Non-U.S.	U.S.		Non-U.S.	U.S.
(in millions)	Plans	Plans	Total	Plans	Plans	Total

2004
Change in plan assets:
Fair value of plan assets at beginning of year	$591	$2,124	$2,715	$–	$–	$–
Actual return on plan assets net of expenses	40	151	191	–	–	–
AIG contributions	81	61	142	1	16	17
Participant contributions	2	–	2	–	–	–
Benefits paid:
AIG assets	(48)	(8)	(56)	(1)	(16)	(17)
Plan assets	(27)	(71)	(98)	–	–	–
Effect of foreign currency fluctuation	30	–	30	–	–	–
Other*	(45)	(10)	(55)	–	–	–

Fair value of plan assets at end of year	$624	$2,247	$2,871	$–	$–	$–

2003 Change in plan assets:
Fair value of plan assets at beginning of year	$479	$1,697	$2,176	$–	$–	$–
Actual return on plan assets net of expenses	65	340	405	–	–	–
AIG contributions	60	165	225	–	15	15
Participant contributions	4	–	4	–	–	–
Benefits paid:
AIG assets	(41)	(7)	(48)	–	(15)	(15)
Plan assets	(25)	(71)	(96)	–	–	–
Effect of foreign currency fluctuation	49	–	49	–	–	–

Fair value of plan assets at end of year	$591	$2,124	$2,715	$–	$–	$–

*	Approximately $50 million was disbursed as a result of the settlement of certain Japanese plan obligations with the Japanese government.

FORM 10-K :  173

NOTES TO FINANCIAL STATEMENTS (continued)

15. Employee Benefits (continued)

The asset allocation percentage by major asset class for AIG’s U.S. plan at December 31, 2004 and 2003, and the target allocation for 2005 follows:

		Allocation

	Target	Actual	Actual
	2005	2004	2003

Asset class:
Equity securities	50-70%	63%	62%
Debt securities	30-50	37	38

Total		100%	100%

     Included in equity securities at December 31, 2004 and 2003 were 1.2 million shares of AIG common stock, with values of $79.3 million and $80.0 million, respectively.

     The investment strategy with respect to AIG’s pension plan assets is to preserve capital and to seek investment returns with a goal of fully funding the plan.

     Further, the investments for the non-U.S. Plans and the asset allocation thereof may be limited in some countries due to appropriate asset availability within an asset class. Thus, the disclosure with respect to a range for either the target asset class allocation or an actual range of asset class allocations related to the investments for non-U.S. Pension plan assets would not be meaningful.

     The expected rate of return with respect to AIG’s domestic pension plan was 8.25 percent and 8.75 percent for the twelve months ended December 31, 2004 and 2003, respectively. These rates of return are an aggregation of expected returns within each asset category. The return with respect to each asset class considers both historical returns and the future expectations for such returns.

(h) Expected Cash Flows: With respect to AIG’s U.S. pension plan, the actuarially prepared funding amount ranges from the minimum amount AIG would be required to contribute to the maximum amount that would be deductible for U.S. tax purposes. This range is generally not determined until the fourth quarter with respect to the contribution year. Contributed amounts in excess of the minimum amounts are deemed voluntary. Amounts in excess of the maximum amount would be subject to an excise tax and may not be deductible under the Internal Revenue Code. Supplemental and excess plans’ payments and postretirement plan payments are deductible when paid.

     AIG expects to contribute approximately $67 million during 2005 to its U.S. pension plan, depending on the actuarially calculated funding requirements of such plan and pending Congressional legislation.

     AIG expects to contribute approximately $65 million during 2005 to its non-U.S. defined benefit pension plans depending upon actuarially calculated funding requirements and local regulatory and taxing authority requirements.

The expected future benefit payments, net of participants’ contributions with respect to the defined benefit pension plans and other postretirement benefit plans, are as follows:

	Pension		Postretirement

	Non-U.S.	U.S.	Non-U.S.	U.S.
(in millions)	Plans	Plans	Plans	Plans

2005	$69	$95	$1	$17
2006	70	102	1	17
2007	71	110	1	18
2008	79	118	1	18
2009	86	127	1	18
2010-2014	438	807	6	95

174 : FORM 10-K

American International Group, Inc. and Subsidiaries

15. Employee Benefits (continued)

(i) Net Periodic Benefit Costs: The following table presents the components of the net periodic benefit costs with respect to pensions and other benefits for the years ended December 31, 2004, 2003 and 2002:

	Pensions			Postretirement

	Non-U.S.	U.S.		Non-U.S.	U.S.
(in millions)	Plans	Plans	Total	Plans	Plans	Total

2004
Components of net periodic benefit cost:
Service cost	$59	$101	$160	$3	$6	$9
Interest cost	33	147	180	2	14	16
Expected return on assets	(22)	(170)	(192)	–	–	–
Amortization of prior service cost	(8)	–	(8)	–	(7)	(7)
Amortization of transitional liability	2	–	2	–	–	–
Recognition of net actuarial (gains)/losses	15	53	68	11	2	13
Other*	(24)	–	(24)	3	–	3

Net periodic benefit cost	$55	$131	$186	$19	$15	$34

2003
Components of net periodic benefit cost:
Service cost	$52	$79	$131	$1	$4	$5
Interest cost	33	151	184	1	15	16
Expected return on assets	(18)	(145)	(163)	–	–	–
Amortization of prior service cost	(3)	4	1	–	(6)	(6)
Amortization of transitional liability	2	1	3	–	–	–
Recognition of net actuarial (gains)/losses	19	61	80	–	1	1
Other	(26)	–	(26)	–	–	–

Net periodic benefit cost	$59	$151	$210	$2	$14	$16

2002
Components of net periodic benefit cost:
Service cost	$48	$74	$122	$1	$4	$5
Interest cost	30	141	171	1	16	17
Expected return on assets	(19)	(176)	(195)	–	–	–
Amortization of prior service cost	–	2	2	–	(6)	(6)
Amortization of transitional liability	2	1	3	–	–	–
Recognition of net actuarial (gains)/losses	15	3	18	–	–	–
Other	(10)	3	(7)	–	1	1

Net periodic benefit cost	$66	$48	$114	$2	$15	$17

*	The reduction resulted from transferring to the Japanese government certain Japanese plan obligations approximating $50 million reduced by approximately $26 million loss incurred with respect to the settlement of those obligations.

FORM 10-K :  175

NOTES TO FINANCIAL STATEMENTS (continued)

15. Employee Benefits (continued)

The weighted average assumptions used to determine the benefit obligations and net periodic pension costs for the years ended December 31, 2004, 2003, and 2002 were as follows:

	Pension		Postretirement

	Non-U.S.	U.S.	Non-U.S.	U.S.
	Plans*	Plans	Plans*	Plans

2004
Discount rate	2.00 - 8.00%	6.00%	5.50 - 6.00%	6.00%
Rate of compensation increase	1.50 - 7.00%	4.25%	5.50%	4.25%
Expected return on assets	2.50 - 10.00%	8.25%	N/A	N/A
2003
Discount rate	2.00 - 8.00%	6.75%	5.50 - 6.00%	6.75%
Rate of compensation increase	1.50 - 7.00%	4.50%	5.50%	4.50%
Expected return on assets	3.00 - 10.00%	8.75%	N/A	N/A
2002
Discount rate	2.50 - 10.00%	7.50%	6.00 - 7.25%	7.50%
Rate of compensation increase	2.00 - 8.00%	5.00%	6.00%	5.00%
Expected return on assets	3.00 - 13.00%	9.00%	N/A	N/A

*	The benefit obligations outside the United States reflect those assumptions that were most appropriate for each local economic environment of the subsidiaries providing such benefits.

     AIG’s postretirement plans provide benefits primarily in the form of defined employer contributions as opposed to defined employer benefits. As such, a change in the assumed healthcare cost trend rate has little effect on postretirement expense.

16. Benefits Provided by Starr International Company, Inc.

Starr International Company, Inc. (SICO) has provided a series of two-year Deferred Compensation Profit Participation Plans (SICO Plans) to certain AIG employees. The SICO Plans came into being in 1975 when the voting shareholders and Board of Directors of SICO, a private holding company whose principal asset is AIG common stock, decided that a portion of the capital value of SICO should be used to provide an incentive plan for the current and succeeding managements of all American International companies, including AIG.

     Participation in the SICO Plans by any person, and the amount of such participation, has been at the sole discretion of SICO’s Board of Directors. None of the costs of the various benefits provided under the SICO Plans has been paid by AIG, although in its restated financial statements, AIG has recorded a charge to reported earnings in all years presented for the deferred compensation amounts paid to AIG employees by SICO, with an offsetting entry to additional paid-in capital reflecting amounts deemed contributed by SICO. The SICO Plans provide that shares currently owned by SICO may be set aside by SICO for the benefit of the participant and distributed upon retirement. The SICO Board of Directors currently may permit an early payout of units under certain circumstances. Prior to payout, the participant is not entitled to vote, dispose of or receive dividends with respect to such shares, and shares are subject to forfeiture under certain conditions, including but not limited to the participant’s voluntary termination of employment with AIG prior to normal retirement age. In addition, SICO’s Board of Directors currently may elect to pay a participant cash in lieu of shares of AIG common stock. See also Note 12(f) herein.

SICO has also provided certain personal benefits to AIG employees. The cost of such benefits, primarily attributable to personal use of corporate aircraft, has not been included in compensation expense.

Compensation expense with respect to the SICO Plans aggregated $56 million, $275 million and $(173) million for 2004, 2003 and 2002, respectively.

176 : FORM 10-K

American International Group, Inc. and Subsidiaries

17. Leases

(a) AIG and its subsidiaries occupy leased space in many locations under various long-term leases and have entered into various leases covering the long-term use of data processing equipment.

At December 31, 2004, the future minimum lease payments under operating leases were as follows:

(in millions)

2005	$543
2006	405
2007	303
2008	242
2009	263
Remaining years after 2009	926

Total	$2,682

     Rent expense approximated $568 million, $524 million, and $503 million for the years ended December 31, 2004, 2003, and 2002 respectively.

(b) Minimum future rental income on noncancelable operating leases of flight equipment which have been delivered at December 31, 2004 was as follows:

(in millions)

2005	$2,817
2006	2,474
2007	2,085
2008	1,672
2009	1,292
Remaining years after 2009	3,066

Total	$13,406

     Flight equipment is leased, under operating leases, with remaining terms ranging from one to 17 years.

18. Ownership and Transactions With Related Parties

(a) Ownership: The directors and officers of AIG, together with C.V. Starr & Co., Inc. (Starr), a private holding company, The Starr Foundation, and SICO, a private holding company, owned or otherwise controlled approximately 19 percent of the voting stock of AIG at December 31, 2004. Five directors of AIG served as directors of Starr and SICO as of December 31, 2004. As of April 30, 2005, no director of AIG serving as an executive officer of AIG served as a director of Starr or SICO.

(b) Transactions with Related Parties: During the ordinary course of business, AIG and its subsidiaries pay commissions to Starr and its subsidiaries for the production and management of insurance business. There are no significant receivables from/payables to related parties at December 31, 2004. Payment for the production of insurance business to Starr aggregated approximately $205 million in 2004, $173 million in 2003, and $114 million in 2002, from which Starr generally is required to pay commissions due originating brokers and its operating expenses. AIG also received approximately $24 million in 2004, $24 million in 2003, and $17 million in 2002 from Starr and paid approximately $39,000 in 2004, $114,000 in 2003, and $352,000 in 2002 to Starr in rental fees and $262,000 for services in 2004, 2003 and 2002. AIG also received approximately $1 million in 2004, $2 million in 2003, and $3 million in 2002, respectively, from SICO and paid approximately $1 million in each of the years 2004, 2003 and 2002 to SICO as reimbursement for services rendered at cost. AIG also paid to SICO $4 million in 2004, $4 million in 2003, and $5 million in 2002 in rental fees.

19. Variable Interest Entities

In January 2003, FASB issued FIN46. FIN46 changed the method of determining whether certain entities should be consolidated in AIG’s consolidated financial statements. An entity is subject to FIN46 and is called a Variable Interest Entity (VIE) if it has (i) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (ii) equity investors that cannot make significant decisions about the entity’s operations, or that do not absorb the expected losses or receive the expected returns of the entity. A VIE is consolidated by its primary beneficiary, which is the party that has a majority of the expected losses or a majority of the expected residual returns of the VIE, or both. All other entities not considered VIEs are evaluated for consolidation under existing guidance. In December 2003, FASB issued a revision to Interpretation No. 46 (FIN46R).

     The provisions of FIN46R had to be applied immediately to VIEs created after January 31, 2003, and to VIEs in which AIG obtains an interest after that date. For VIEs in which AIG

FORM 10-K :  177

NOTES TO FINANCIAL STATEMENTS (continued)

19. Variable Interest Entities (continued)

held a variable interest that it acquired before February 1, 2003, FIN46R was applied as of December 31, 2003. For any VIEs that must be consolidated under FIN46R that were created before February 1, 2003, the assets, liabilities and noncontrolling interest of the VIEs would be initially measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. In accordance with the transition provisions of FIN46R, AIG recorded a gain of $9 million ($14 million before tax) reported as a cumulative effect of an accounting change for the fourth quarter of 2003 and added approximately $4.7 billion of assets and liabilities in its consolidated balance sheet at December 31, 2003.

     Of the $4.7 billion, approximately $4.2 billion relates to assets and liabilities arising from AIG’s real estate partnerships, principally connected to affordable housing transactions involving AIG SunAmerica subsidiaries, and private equity partnerships managed by AIG Global Investment Group and AIG Capital Partners.

     SunAmerica Affordable Housing Partners, Inc. (SAAHP) organizes limited partnerships that are considered to be VIEs, and that are consolidated by AIG. The partnerships invest as limited partners in operating partnerships that develop and operate low income housing and a smaller number of market rate properties across the United States. The general partners in the operating partnerships are almost exclusively unaffiliated third party developers. AIG does not generally consolidate an operating partnership if the general partner is an affiliated person. Through approximately 1,000 partnerships, SAAHP has invested in developments with approximately 147,000 apartment units nationwide, and has syndicated over $5 billion in partnership equity since 1991 to other investors who will receive, among other benefits, tax credits under certain sections of the Internal Revenue Code. AIG Retirement Services, Inc. functions as the general partner in the limited partnerships and acts as both a credit enhancer in certain transactions, through differing structures with respect to funding development costs for the operating partnerships, and as guarantor that investors will receive the tax benefits projected at the time of syndication. As part of their incentive compensation, certain key SAAHP employees have been awarded residual cash flow interests in the partnerships, subject to certain vesting requirements. The operating income of SAAHP is reported, along with other SunAmerica partnership income, as a component of AIG’s Asset Management segment.

     The remaining approximately $500 million involves ILFC, and arises principally from a sale-leaseback transaction which expired during 2004.

     As of December 31, 2004, AIG’s consolidated balance sheet included approximately $5.4 billion of assets and liabilities connected to entities consolidated under FIN46R.

     The following VIE activities are not consolidated by AIG under FIN46R:

•	AIG uses VIEs primarily in connection with certain guaranteed investment contract programs (GIC Programs) written by its Life Insurance & Retirement Services subsidiaries. In the GIC Programs, AIG’s Life Insurance subsidiaries (principally SunAmerica Life Insurance Company) provide guaranteed investment contracts to VIEs which are not controlled by AIG, and in which AIG does not have a direct variable interest, as defined under FIN46R, in the entity. The VIE issues notes or bonds which are sold to third-party institutional investors. Neither AIG nor the insurance company issuing the GICs has any obligation to the investors in the notes or bonds. The proceeds from the securities issued by the VIE are invested by the VIE in the GICs. The insurance company subsidiaries use the proceeds to invest in a diversified portfolio of securities, primarily investment grade bonds. Both the assets and the liabilities of the insurance companies arising from these GIC Programs are presented in AIG’s consolidated balance sheet. Thus, at December 31, 2004, approximately $42 billion of policyholders’ contract deposits represented liabilities from issuances of GICs included in these GIC Programs, the proceeds of which are used to invest in insurance invested assets.

•	AIG manages Collateralized Bond and Loan Obligation trusts (collectively, Collateralized Debt Obligation trusts or CDO trusts). As asset manager, AIG receives fees for management of the assets held in the CDO trust, which support the issuance of securities sold by the CDO trust. AIG may take minority equity and/or fixed-income security interests in the CDO trust. AIG has entered into such arrangements to expand its asset management activities. Third-party investors have recourse only to the CDO trust and have no recourse to AIG. AIG does not consolidate these CDO trusts, pursuant to FIN46R.

•	AIG’s insurance operations also invest in assets of VIEs. These VIEs are established by unrelated third parties. Investments include collateralized mortgage backed securities and similar securities backed by pools of mortgages, consumer receivables, or other assets. The investment in these VIEs allows AIG’s insurance entities to purchase assets permitted by insurance regulations while maximizing their return on these assets. These VIEs are not consolidated by AIG, pursuant to FIN46R. For a discussion of VIEs in connection with insurance and reinsurance activities, see Note 2 herein.

178 : FORM 10-K

American International Group, Inc. and Subsidiaries

19. Variable Interest Entities (continued)

     As a result of AIG’s internal review, certain entities, including Union Excess and Richmond, were determined to be VIEs and were consolidated in AIG’s consolidated financial statements. See Note 2 herein.

     AIGFP is also involved with various special purpose vehicles that are not considered VIEs, but rather are considered voting interest entities and are not governed by FIN46R. AIGFP uses such entities as an integral part of its ongoing operations with respect to specific structured transactions with independent third parties. In most instances, AIGFP controls and manages the assets and liabilities with respect to these entities, subject to certain transaction specific limitations. AIGFP generally consolidates these entities under previously issued GAAP guidance. AIGFP also sponsors a Qualified Special Purpose Vehicle (QSPE) that issues commercial paper and secured liquidity notes to third-party institutional investors. This QSPE uses the proceeds of these offerings to obtain beneficial interests in certain financial assets (total assets of approximately $999 million), which serve as collateral for the securities issued by the QSPE. AIGFP provides credit and liquidity support to the QSPE, which is not consolidated by AIG, pursuant to other guidance (QSPEs are generally not subject to FIN46R).

20. Derivatives

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

     The vast majority of AIG’s derivative activity is transacted by Capital Markets operations. AIGFP becomes a party to derivative financial instruments in the normal course of business and to reduce currency, interest rate, commodity, and equity exposures. Interest rate, currency, commodity, and equity risks related to such instruments are reflected in the consolidated financial statements and are carried at a market or a fair value, whichever is appropriate. The recorded estimated fair values of such instruments may be different from the values that might be realized if AIGFP was required to sell or close out the transactions prior to maturity.

     AIGFP, in the ordinary course of operations and as principal, structures and enters into derivative transactions to meet the needs of counterparties who may be seeking to hedge certain aspects of such counterparties’ operations or obtain a desired financial exposure. AIGFP also enters into derivative transactions to hedge the financial exposures arising from its counterparty transactions. Such derivative transactions include interest rate, currency, commodity, credit and equity swaps, swaptions, and forward commitments. Interest rate swap transactions generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts. AIGFP typically becomes a principal in the exchange of interest payments between the parties and, therefore, is exposed to counterparty credit risk and may be exposed to loss, if counterparties default. Currency, commodity, and equity swaps are similar to interest rate swaps, but involve the exchange of specific currencies or cashflows based on the underlying commodity, equity securities or indices. Also, they may involve the exchange of principal amounts at the beginning and end of the transaction. Swaptions are options where the holder has the right but not the obligation to enter into a swap transaction or cancel an existing swap transaction. At December 31, 2004, the aggregate notional principal amount of AIGFP’s outstanding swap transactions approximated $1,286.0 billion, primarily related to interest rate swaps of approximately $858.7 billion.

     Notional amount represents a standard of measurement of the volume of swaps business of Capital Markets operations. Notional amount is not a quantification of market risk or credit risk and is not recorded on the consolidated balance sheet. Notional amounts generally represent those amounts used to calculate contractual cash flows to be exchanged and are not paid or received, except for certain contracts such as currency swaps.

     The timing and the amount of cash flows relating to Capital Markets foreign exchange forwards and exchange traded futures and options contracts are determined by each of the respective contractual agreements.

FORM 10-K :  179

NOTES TO FINANCIAL STATEMENTS (continued)

20. Derivatives (continued)

The following table presents the contractual and notional amounts by maturity and type of derivative of Capital Markets derivatives portfolio at December 31, 2004 and 2003:

	Remaining Life of Notional Amount*
						Total
	One	Two Through	Six Through	After Ten	Total	2003
(in millions)	Year	Five Years	Ten Years	Years	2004

Capital Markets interest rate, currency and equity swaps and swaptions:
Notional amount:
Interest rate swaps	$192,785	$470,233	$176,074	$19,641	$858,733	$756,936
Currency swaps	41,475	144,854	67,298	21,839	275,466	226,222
Swaptions, equity and commodity swaps	50,123	43,939	24,748	32,979	151,789	193,514

Total	$284,383	$659,026	$268,120	$74,459	$1,285,988	$1,176,672

*	Notional amount is not representative of either market risk or credit risk and is not recorded on the consolidated balance sheet.

     Futures and forward contracts are contracts that obligate the holder to sell or purchase foreign currencies, commodities or financial indices in which the seller/ purchaser agrees to make/ take delivery at a specified future date of a specified instrument, at a specified price or yield. Options are contracts that allow the holder of the option to purchase or sell the underlying commodity, currency or index at a specified price and within, or at, a specified period of time. As a writer of options, AIGFP generally receives an option premium and then manages the risk of any unfavorable change in the value of the underlying commodity, currency or index by entering into offsetting transactions with third-party market participants. Risks arise as a result of movements in current market prices from contracted prices, and the potential inability of the counterparties to meet their obligations under the contracts. At December 31, 2004, the contractual amount of Capital Markets futures, forward and option contracts approximated $305.4 billion.

The following table presents Capital Markets futures, forward and option contracts portfolio by maturity and type of derivative at December 31, 2004 and 2003:

	Remaining Life
						Total
	One	Two Through	Six Through	After Ten	Total	2003
(in millions)	Year	Five Years	Ten Years	Years	2004

Futures, forward and options contracts:
Exchange traded futures and options contracts contractual amount	$24,986	$2,366	$104	–	$27,456	$17,840
Over the counter forward contracts contractual amount	266,634	10,179	1,122	–	277,935	233,073

Total	$291,620	$12,545	$1,226	–	$305,391	$250,913

     AIGFP enters into credit derivative transactions in the ordinary course of its business. The majority of AIGFP’s credit derivatives require AIGFP to provide credit protection on a designated portfolio of loans or debt securities. AIGFP provides such credit protection on a “second loss” basis, under which AIGFP’s payment obligations arise only after credit losses in the designated portfolio exceed a specified threshold amount or level of “first losses.” The threshold amount of credit losses that must be realized before AIGFP has any payment obligation is negotiated by AIGFP for each transaction to provide that the likelihood of any payment obligation by AIGFP under each transaction is remote, even in severe recessionary market scenarios.

     In certain cases, the credit risk associated with a designated portfolio is tranched into different layers of risk, which are then analyzed and rated by the credit rating agencies. Typically, there will be an equity layer covering the first credit losses in respect of the portfolio up to a specified percentage of the total portfolio, and then successive layers that are rated, generally a BBB-rated layer, an A-rated layer, an AA-rated layer, and an AAA-rated layer. In transactions that are rated, the risk layer or tranche that is immediately junior to the threshold level above which AIGFP’s payment obligation would arise is rated AAA by the rating agencies. In transactions that are not rated, AIGFP applies the same risk criteria for setting the threshold level for its payment obligations. Therefore the risk layer assumed by AIGFP with respect to the designated portfolio in these transactions is often called the “super senior” risk layer, defined as the layer of credit risk senior to a risk layer that has been rated AAA by the credit rating agencies or if the transaction is not rated, equivalent thereto. For example, in a transaction with an equity layer covering credit losses from zero to two percent of the total portfolio, a BBB-rated layer covering credit losses from two to four percent, an A-rated layer from four to six percent,

180 : FORM 10-K

American International Group, Inc. and Subsidiaries

20. Derivatives (continued)

an AA-rated layer from six to eight percent, and a AAA-rated layer from eight to 11 percent. AIGFP would cover credit losses arising in respect of the portfolio that exceeded an 11 percent first loss threshold amount and thereby bear risk that is senior to the AAA-rated risk layer.

     AIGFP continually monitors the underlying portfolios to determine whether the credit loss experience for any particular portfolio has caused the likelihood of AIGFP having a payment obligation under the transaction to be super senior risk. AIGFP maintains the ability opportunistically to hedge specific securities in a portfolio and thereby further limit its exposure to loss and has hedged outstanding transactions in this manner on occasion. AIGFP has never had a payment obligation under these credit derivatives transactions where AIGFP is providing credit protection on the super senior risk. Furthermore, based on portfolio credit losses experienced to date under all such outstanding transactions, no transaction has experienced credit losses in an amount that has made the likelihood of AIGFP having to make a payment, in AIGFP’s view, to be greater than remote, even in severe recessionary market scenarios. At December 31, 2004, the notional amount with respect to the Capital Markets credit derivative portfolio was $290.3 billion.

     AIGFP utilizes various credit enhancements, including letters of credit, guarantees, collateral, credit triggers, credit derivatives, and margin agreements to reduce the credit exposure relating to derivative financial instruments. AIGFP requires credit enhancements in connection with specific transactions based on, among other things, the creditworthiness of the counterparties, and the transaction’s size and maturity. In addition, Capital Markets derivative transactions are generally documented under ISDA Master Agreements. Management believes that such agreements provide for legally enforceable set-off and close-out netting of exposures to specific counterparties. Under such agreements, in connection with an early termination of a transaction, AIGFP is permitted to set-off its receivables from a counterparty against its payables to the same counterparty arising out of all included transactions. As a result, the fair value represents the net sum of estimated positive fair values after the application of such strategies, agreements and collateral held. After consideration of these credit enhancements, the fair value of AIGFP’s interest rate, currency, commodity and equity swaps, options, swaptions, and forward commitments, futures, and forward contracts approximated $22.67 billion at December 31, 2004 and $21.46 billion at December 31, 2003. These amounts have been determined in accordance with the respective close-out netting provisions under the applicable ISDA Master Agreements. The fair value represents the maximum potential loss to AIGFP.

     AIGFP independently evaluates the creditworthiness of its counterparties, taking into account credit ratings assigned by recognized statistical rating organizations. In addition, AIGFP’s credit approval process involves pre-set counterparty, country, and industry credit exposure limits and, for particularly credit intensive transactions, obtaining approval from AIG’s Credit Risk Committee. The average credit rating of Capital Markets counterparties as a whole (as measured by AIGFP) is equivalent to AA-. The maximum potential loss will increase or decrease during the life of the derivative commitments as a function of maturity and market conditions.

Capital Markets determines counterparty credit quality by reference to ratings from independent rating agencies or, where such ratings are not available, by internal analysis. At December 31, 2004 and 2003, the counterparty credit quality with respect to the fair value of Capital Markets derivatives portfolios were as follows:

	Fair Value

	Total	Total
(in millions)	2004	2003

Counterparty credit quality:
AAA	$9,185	$9,160
AA	7,244	6,105
A	4,448	4,461
BBB	1,193	1,127
Below investment grade	600	120
Other	–	486

Total	$22,670	$21,459

At December 31, 2004 and 2003, the counterparty breakdown by industry with respect to the fair value of Capital Markets derivatives portfolio was as follows:

	Fair Value

	Total	Total
(in millions)	2004	2003

Non-U.S. banks	$7,163	$5,869
Insured municipalities	543	607
U.S. industrials	2,139	1,884
Governmental	1,387	959
Non-U.S. financial service companies	1,511	919
Non-U.S. industrials	2,377	1,952
Special purpose	4,937	4,265
U.S. banks	773	623
U.S. financial service companies	1,726	3,836
Supranationals	114	59
Other	–	486

Total	$22,670	$21,459

     As a result of its internal review, AIG determined that in many cases it did not meet hedging requirements under FAS 133 with respect to certain hedging transactions. See Note 2 herein.

FORM 10-K :  181

NOTES TO FINANCIAL STATEMENTS (continued)

21. Variable Life and Annuity Contracts

In July 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (SOP 03-1). This Statement was effective January 1, 2004, and requires AIG to recognize a liability for guaranteed minimum death benefits and other living benefits related to its variable annuity and variable life contracts and modifies certain disclosures and financial statement presentations for these products. AIG reported for the first quarter of 2004 a one-time cumulative accounting charge upon adoption of $144 million to reflect the liability as of January 1, 2004. For 2004, the ongoing earnings effect of AIG’s adoption of SOP 03-1 was a charge of $10 million to benefit expense.

     As of January 1, 2004, approximately $11 billion of assets and liabilities representing most of the non-U.S. portion of AIG’s separate and variable account assets and liabilities were reclassified in accordance with SOP 03-1 to several invested asset captions and to the Policyholders’ contract deposits liability caption, respectively. Approximately $11 billion of separate and variable account assets were reclassified as follows: $4 billion to Short-term investments; $4 billion to Equity securities – common stocks trading; $2 billion to Fixed maturities – bond trading securities; and $1 billion to various other asset captions.

     Except as noted above, AIG reports variable contracts through separate and variable accounts when investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contract holder (traditional variable annuities). AIG also reports variable annuity and life contracts through separate and variable accounts where AIG contractually guarantees to the contract holder (variable contracts with guarantees) either (a) total deposits made to the contract less any partial withdrawals plus a minimum return (and in minor instances, no minimum returns) (Net Deposits Plus a Minimum Return) or (b) the highest contract value attained, typically on any anniversary date minus any subsequent withdrawals following the contract anniversary (Highest Contract Value Attained). These guarantees include benefits that are payable in the event of death, annuitization, or, in other instances, at specified dates during the accumulation period. Such benefits are referred to as guaranteed minimum death benefits (GMDB), guaranteed minimum income benefits (GMIB), and guaranteed minimum withdrawal benefit (GMWB), or guaranteed minimum account value benefits (GMAV), respectively. For AIG, GMDB is by far the most widely offered benefit.

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

The vast majority of AIG’s exposure on guarantees made to variable contract holders arises from GMDB. Details concerning AIG’s GMDB exposures as of December 31, 2004 are as follows:

	Net Deposits
	Plus a Minimum	Highest Contract
(dollars in billions)	Return	Value Attained

Account Value(a)	$57	$12
Amount at Risk(b)	8	2
Average Attained Age of Contract Holders by Product	49-70 years	52-68 years

Range of Guaranteed Minimum Return Rates	0-10%

(a)	Included in Policyholders’ Contract Deposits in the Consolidated Balance Sheet.
(b)	Represents the amount of death benefit currently in excess of Account Value.

The following summarizes GMDB liabilities for guarantees on variable contracts reflected in the general account.

(in millions)

Balance at January 1, 2004*	$479
Reserve increase	86
Benefits paid	(80)

Balance at December 31, 2004	$485

*	Includes amounts from the one-time cumulative accounting charge resulting from the adoption of SOP 03-1.

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

182 : FORM 10-K

American International Group, Inc. and Subsidiaries

21. Variable Life and Annuity Contracts (continued)

     The following assumptions and methodology were used to determine the domestic and foreign GMDB liability as of December 31, 2004:

•	Data used was up to 5,000 stochastically generated investment performance scenarios.

•	Mean investment performance assumptions ranged from approximately four percent to ten percent depending on the block of business.

•	Volatility assumptions ranged from 16 percent to 30 percent depending on the block of business.

•	Mortality was assumed at between 60 percent and 100 percent of various life and annuity mortality tables.

•	For domestic contracts, lapse rates vary by contract type and duration and ranged from zero percent to 40 percent. For Japan, lapse rates ranged from zero percent to 25 percent depending on the type of contract.

•	For domestic contracts, the discount rate ranged from three percent to 11 percent. For Japan, the discount rate ranged from two percent to seven percent.

     In addition to GMDB, AIG’s contracts currently include to a lesser extent GMIB. The GMIB liability is determined each period end by estimating the expected value of the annuitization benefits in excess of the projected account balance at the date of annuitization and recognizing the excess ratably over the accumulation period based on total expected assessments. AIG regularly evaluates estimates used and adjusts the additional liability balance, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised. As of December 31, 2004, most of AIG’s GMIB exposure was transferred via reinsurance agreements. Contracts with GMIB not reinsured have account values of $1.3 billion with a corresponding reserve of less than $1 million.

     AIG contracts currently include a minimal amount of GMAV and GMWB. GMAV and GMWB are considered to be derivatives and are recognized at fair value through earnings. AIG enters into derivative contracts to partially hedge the economic exposure that arises from GMAV and GMWB.

22.	Restated Quarterly Financial Information (Unaudited)

AIG has set forth below selected quarterly financial data for the years ended December 31, 2004 and 2003 (as restated). Because certain of the data set forth in the following tables has been restated from amounts previously reported on Form 10-Q for the applicable period, the following tables reconcile the quarterly information presented with those previously reported.

     See Note 2 herein for a description of the adjustments reflected in the restated financial statements.

The following quarterly financial information for each of the three months ended March 31, June 30, September 30, and December 31, 2004 and 2003 is unaudited.

The following table sets forth quarterly financial information for the year ended December 31, 2004

	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	March 31, 2004		June 30, 2004		September 30, 2004		December 31, 2004

Condensed Statements	Previously		Previously		Previously		Previously
of Income	Reported	Restated	Reported	Restated	Reported	Restated	Announced*	Revised

Revenues	$23,637	$23,375	$23,809	$23,505	$25,411	$26,189	$25,758	$24,918
Net income	2,656	2,519	2,862	2,650	2,512	3,236	3,018	1,326

Net income per common share:
Basic	1.02	0.97	1.09	1.02	0.97	1.24	1.16	0.50
Diluted	1.01	0.96	1.08	1.01	0.95	1.23	1.15	0.49
Average shares outstanding:
Basic	2,610	2,610	2,608	2,608	2,606	2,606	2,601	2,601
Diluted	2,642	2,642	2,640	2,640	2,638	2,638	2,632	2,632

*	Announced by AIG on February 9, 2005 in its earnings release.

FORM 10-K :  183

NOTES TO FINANCIAL STATEMENTS (continued)

22. Restated Quarter Financial Information (Unaudited) (continued)

The following table sets forth quarterly financial information for the year ended December 31, 2003

	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	March 31, 2003		June 30, 2003		September 30, 2003		December 31, 2003

Condensed Statements	Previously		Previously		Previously		Previously
of Income	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated

Revenues	$18,927	$18,192	$19,891	$19,205	$20,306	$20,683	$22,179	$21,366
Net income	1,954	1,525	2,276	1,895	2,337	2,480	2,707	2,109

Net income per common share:
Basic	0.75	0.58	0.87	0.73	0.90	0.95	1.03	0.81
Diluted	0.74	0.58	0.87	0.72	0.88	0.94	1.03	0.80
Average shares outstanding:
Basic	2,610	2,610	2,610	2,610	2,610	2,610	2,609	2,609
Diluted	2,637	2,637	2,637	2,637	2,637	2,637	2,636	2,636

184 : FORM 10-K

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

AMERICAN GENERAL CORPORATION (AGC):

CONDENSED CONSOLIDATING BALANCE SHEET

	American
	International
	Group, Inc.	AGC	Other		Consolidated
(in millions)	Guarantor	Issuer	Subsidiaries	Eliminations	AIG

December 31, 2004
Assets:
Invested assets	$1,394	$–	$647,610	$(12,175)	$636,829
Cash	17	–	1,992	–	2,009
Carrying value of subsidiaries and partially owned companies, at equity	81,610	26,165	12,076	(118,399)	1,452
Other assets	2,753	2,546	154,269	(1,198)	158,370

Total assets	$85,774	$28,711	$815,947	$(131,772)	$798,660

Liabilities:
Insurance liabilities	$405	$–	$428,491	$(69)	$428,827
Debt	3,647	2,482	101,391	(12,257)	95,263
Other liabilities	1,115	4,076	189,779	(1,206)	193,764

Total liabilities	5,167	6,558	719,661	(13,532)	717,854

Preferred shareholders’ equity in subsidiary companies	–	–	199	–	199
Total shareholders’ equity	80,607	22,153	96,087	(118,240)	80,607

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$85,774	$28,711	$815,947	$(131,772)	$798,660

December 31, 2003 (Restated)
Assets:
Invested assets	$1,811	$–	$527,475	$(10,500)	$518,786
Cash	19	–	903	–	922
Carrying value of subsidiaries and partially owned companies, at equity	69,718	21,489	11,126	(100,913)	1,420
Other assets	2,662	2,602	148,604	(843)	153,025

Total assets	$74,210	$24,091	$688,108	$(112,256)	$674,153

Liabilities:
Insurance liabilities	$358	$–	$357,463	$(31)	$357,790
Debt	3,932	2,824	83,416	(9,963)	80,209
Other liabilities	(110)	3,849	163,651	(1,458)	165,932

Total liabilities	4,180	6,673	604,530	(11,452)	603,931

Preferred shareholders’ equity in subsidiary companies	–	–	192	–	192
Total shareholders’ equity	70,030	17,418	83,386	(100,804)	70,030

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$74,210	$24,091	$688,108	$(112,256)	$674,153

FORM 10-K :  185

NOTES TO FINANCIAL STATEMENTS (continued)

23. Information Provided in Connection With Outstanding Debt (continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	American
	International
	Group, Inc.		AGC		Other				Consolidated
(in millions)	Guarantor		Issuer		Subsidiaries		Eliminations		AIG

Year Ended December 31, 2004
Operating income	$157	(a)	$90	(b		) $14,703	(c	) $–	$14,950 (d)
Equity in undistributed net income of consolidated subsidiaries	8,730		1,952		–		(10,682)		–
Dividend income from consolidated subsidiaries	1,836		65		–		(1,901)		–
Income taxes (benefits)	992		32		3,596		–		4,620
Minority interest	–		–		(455)		–		(455)
Cumulative effect of accounting changes	–		–		(144)		–		(144)

Net income (loss)	$9,731		$2,075		$10,508		$(12,583)		$9,731

Year Ended December 31, 2003 (Restated)
Operating income	$(601	)(e)	$(98	)(f		) $12,354(g)	$–		$11,655 (h)
Equity in undistributed net income of consolidated subsidiaries	7,489		1,792		–		(9,281)		–
Dividend income from consolidated subsidiaries	1,471		196		–		(1,667)		–
Income taxes (benefits)	350		(23)		3,076		–		3,403
Minority interest	–		–		(252)		–		(252)
Cumulative effect of accounting changes	–		–		9		–		9

Net income (loss)	$8,009		$1,913		$9,035		$(10,948)		$8,009

Year Ended December 31, 2002 (Restated)
Operating income	$(461	)(i)	$(192	)(	j	) $8,635(k)	$–		$7,982 (l)
Equity in undistributed net income of consolidated subsidiaries	4,762		1,112		–		(5,874)		–
Dividend income from consolidated subsidiaries	1,644		532		–		(2,176)		–
Income taxes (benefits)	79		(56)		1,933		–		1,956
Minority interest	–		–		(160)		–		(160)

Net income (loss)	$5,866		$1,508		$6,542		$(8,050)		$5,866

(a)	Includes other income (deductions) — net and other realized capital gains (losses) of $(432) million.
(b)	Includes other income (deductions) — net and other realized capital gains (losses) of $90 million.
(c)	Includes other income (deductions) — net and other realized capital gains (losses) of $(272) million.
(d)	Includes other income (deductions) — net and other realized capital gains (losses) of $(614) million.
(e)	Includes other income (deductions) — net and other realized capital gains (losses) of $(1,130) million.
(f)	Includes other income (deductions) — net and other realized capital gains (losses) of $(98) million.
(g)	Includes other income (deductions) — net and other realized capital gains (losses) of $(321) million.
(h)	Includes other income (deductions) — net and other realized capital gains (losses) of $(1,549) million.
(i)	Includes other income (deductions) — net and other realized capital gains (losses) of $(775) million.
(j)	Includes other income (deductions) — net and other realized capital gains (losses) of $(192) million.
(k)	Includes other income (deductions) — net and other realized capital gains (losses) of $(148) million.
(l)	Includes other income (deductions) — net and other realized capital gains (losses) of $(1,115) million.

186 : FORM 10-K

American International Group, Inc. and Subsidiaries

23. Information Provided in Connection With Outstanding Debt (continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW

	American
	International
	Group, Inc.	AGC	Other
(in millions)	Guarantor	Issuer	Subsidiaries	Consolidated
				AIG

Year Ended December 31, 2004
Net cash provided by operating activities	$2,738	$839	$32,004	$35,581

Cash flows from investing:
Invested assets disposed	503	–	160,193	160,696
Invested assets acquired	(107)	–	(240,127)	(240,234)
Other	(1,040)	(408)	498	(950)

Net cash used in investing activities	$(644)	(408)	(79,436)	(80,488)

Cash flows from financing activities:
Change in debts	(400)	(349)	15,754	15,005
Other	(1,521)	(82)	31,911	30,308

Net cash (used in) provided by financing activities	(1,921)	(431)	47,665	45,313

Change in cumulative translation adjustment	(175)	–	856	681

Change in cash	(2)	–	1,089	1,087
Cash at beginning of year	19	–	903	922

Cash at end of year	$17	$–	$1,992	$2,009

Year Ended December 31, 2003 (Restated)
Net cash provided by operating activities	$630	$1,376	$31,092	$33,098

Cash flows from investing:
Invested assets disposed	186	–	157,348	157,534
Invested assets acquired	(830)	–	(212,900)	(213,730)
Acquisitions, net of cash acquired	–	–	(2,091)	(2,091)
Other	(842)	(926)	637	(1,131)

Net cash used in investing activities	(1,486)	(926)	(57,006)	(59,418)

Cash flows from financing activities:
Change in debts	1,288	(376)	4,443	5,355
Other	(416)	(75)	20,466	19,975

Net cash provided by (used in) financing activities	872	(451)	24,909	25,330

Change in cumulative translation adjustment	(15)	–	762	747

Change in cash	1	(1)	(243)	(243)
Cash at beginning of year	18	1	1,146	1,165

Cash at end of year	$19	$–	$903	$922

Year Ended December 31, 2002 (Restated)
Net cash provided by operating activities	$2,574	$4,054	$11,580	$18,208

Cash flows from investing:
Invested assets disposed	415	–	148,310	148,725
Invested assets acquired	(220)	–	(194,543)	(194,763)
Other	(1,627)	(1,684)	2,387	(924)

Net cash used in investing activities	(1,432)	(1,684)	(43,846)	(46,962)

Cash flows from financing activities:
Change in debts	68	(2,300)	9,029	6,797
Other	(1,190)	(70)	23,715	22,455

Net cash (used in) provided by financing activities	(1,122)	(2,370)	32,744	29,252

Change in cumulative translation adjustment	(3)	–	(28)	(31)

Change in cash	17	–	450	467
Cash at beginning of year	1	1	696	698

Cash at end of year	$18	$1	$1,146	$1,165

FORM 10-K :  187

NOTES TO FINANCIAL STATEMENTS (continued)

23. Information Provided in Connection With Outstanding Debt (continued)

(b) AIG Liquidity Corp. is a wholly owned subsidiary of AIG. AIG provides a full and unconditional guarantee of all obligations of AIG Liquidity Corp., which commenced operations in 2003.

AIG LIQUIDITY CORP.:

CONDENSED CONSOLIDATING BALANCE SHEET

	American
	International	AIG
	Group, Inc.	Liquidity			Other
(in millions)	Guarantor	Corp.			Subsidiaries	Eliminations	Consolidated
							AIG

December 31, 2004
Assets:
Invested assets	$1,394	$		*	$647,610	$(12,175)	$636,829
Cash	17			*	1,992	–	2,009
Carrying value of subsidiaries and partially owned companies, at equity	81,610		–		38,241	(118,399)	1,452
Other assets	2,753			*	156,815	(1,198)	158,370

Total assets	$85,774	$		*	$844,658	$(131,772)	$798,660

Liabilities:
Insurance liabilities	$405		$–		$428,491	$(69)	$428,827
Debt	3,647			*	103,873	(12,257)	95,263
Other liabilities	1,115			*	193,855	(1,206)	193,764

Total liabilities	5,167			*	726,219	(13,532)	717,854

Preferred shareholders’ equity in subsidiary companies	–		–		199	–	199
Total shareholders’ equity	80,607			*	118,240	(118,240)	80,607

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$85,774	$		*	$844,658	$(131,772)	$798,660

December 31, 2003 (Restated)
Assets:
Invested assets	$1,811	$		*	$527,475	$(10,500)	$518,786
Cash	19			*	903	–	922
Carrying value of subsidiaries and partially owned companies, at equity	69,718		–		32,615	(100,913)	1,420
Other assets	2,662			*	151,206	(843)	153,025

Total assets	$74,210	$		*	$712,199	$(112,256)	$674,153

Liabilities:
Insurance liabilities	$358		$–		$357,463	$(31)	$357,790
Debt	3,932			*	86,240	(9,963)	80,209
Other liabilities	(110)			*	167,500	(1,458)	165,932

Total liabilities	4,180			*	611,203	(11,452)	603,931

Preferred shareholders’ equity in subsidiary companies	–		–		192	–	192
Total shareholders’ equity	70,030			*	100,804	(100,804)	70,030

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$74,210	$		*	$712,199	$(112,256)	$674,153

*	Amounts significantly less than $1 million.

188 : FORM 10-K

American International Group, Inc. and Subsidiaries

23. Information Provided in Connection With Outstanding Debt (continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	American
	International		AIG
	Group, Inc.		Liquidity			Other		Consolidated
(in millions)	Guarantor		Corp.			Subsidiaries	Eliminations	AIG

Year Ended December 31, 2004
Operating Income	$157	(a)	$		*	$14,793 (b)	$–	$14,950 (c)
Equity in undistributed net income of consolidated subsidiaries	8,730			–		1,952	(10,682)	–
Dividend income from consolidated subsidiaries	1,836			–		65	(1,901)	–
Income taxes (benefits)	992				*	3,628	–	4,620
Minority interest	–			–		(455)	–	(455)
Cumulative effect of accounting changes	–			–		(144)	–	(144)

Net income (loss)	$9,731		$		*	$12,583	$(12,583)	$9,731

Year Ended December 31, 2003 (Restated)
Operating Income	$(601	)(d)	$		*	$12,256 (e)	$–	$11,655 (f)
Equity in undistributed net income of consolidated subsidiaries	7,489			–		1,792	(9,281)	–
Dividend income from consolidated subsidiaries	1,471			–		196	(1,667)	–
Income taxes (benefits)	350				*	3,053	–	3,403
Minority interest	–			–		(252)	–	(252)
Cumulative effect of accounting changes	–			–		9	–	9

Net income (loss)	$8,009		$		*	$10,948	$(10,948)	$8,009

* Amounts significantly less than $1 million.

(a)	Includes other income (deductions) — net and other realized capital gains (losses) of $(432) million.
(b)	Includes other income (deductions) — net and other realized capital gains (losses) of $(182) million.
(c)	Includes other income (deductions) — net and other realized capital gains (losses) of $(614) million.
(d)	Includes other income (deductions) — net and other realized capital gains (losses) of $(1,130) million.
(e)	Includes other income (deductions) — net and other realized capital gains (losses) of $(419) million.
(f)	Includes other income (deductions) — net and other realized capital gains (losses) of $(1,549) million.

FORM 10-K :  189

NOTES TO FINANCIAL STATEMENTS (continued)

23. Information Provided in Connection With Outstanding Debt (continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW

	American
	International	AIG
	Group, Inc.	Liquidity			Other
(in millions)	Guarantor	Corp.			Subsidiaries	Consolidated
						AIG

Year Ended December 31, 2004
Net cash provided by operating activities	$2,738	$		*	$32,843	$35,581

Cash flows from investing:
Invested assets disposed	503		–		160,193	160,696
Invested assets acquired	(107)		–		(240,127)	(240,234)
Other	(1,040)			*	90	(950)

Net cash used in investing activities	(644)			*	(79,844)	(80,488)

Cash flows from financing activities:
Change in debts	(400)		–		15,405	15,005
Other	(1,521)			*	31,829	30,308

Net cash (used in) provided by financing activities	(1,921)			*	47,234	45,313

Change in cumulative translation adjustment	(175)		–		856	681

Change in cash	(2)			*	1,089	1,087
Cash at beginning of year	19		–		903	922

Cash at end of year	$17	$		*	$1,992	$2,009

Year Ended December 31, 2003 (Restated)
Net cash provided by operating activities	$630	$		*	$32,468	$33,098

Cash flows from investing:
Invested assets disposed	186		–		157,348	157,534
Invested assets acquired	(830)		–		(212,900)	(213,730)
Acquisitions, net of cash acquired	–		–		(2,091)	(2,091)
Other	(842)			*	(289)	(1,131)

Net cash used in investing activities	(1,486)			*	(57,932)	(59,418)

Cash flows from financing activities:
Change in debts	1,288		–		4,067	5,355
Other	(416)			*	20,391	19,975

Net cash provided by financing activities	872			*	24,458	25,330

Change in cumulative translation adjustment	(15)		–		762	747

Change in cash	1			*	(244)	(243)
Cash at beginning of year	18		–		1,147	1,165

Cash at end of year	$19	$		*	$903	$922

* Amounts significantly less than $1 million.

24. Federal Income Taxes

(a) AIG and its eligible domestic subsidiaries file a consolidated U.S. Federal income tax return. The AGC group of life insurance companies also files a consolidated U.S. Federal income tax return. Commencing with taxable year 2004, the AIG SunAmerica group of life insurance companies is included in AIG’s consolidated tax return.

     Revenue Agent’s Reports proposing to assess additional taxes for the years 1991-1996 and 1997-1999 have been issued to AIG. Apart from some relatively minor issues, years prior to 1991 are closed. Letters of Protest contesting the proposed assessments for 1991-1996 and 1997-1999 have been filed with the Internal Revenue Service (IRS).

     In addition, Revenue Agent’s Reports proposing to assess additional taxes for the years ended September 30, 1993-1994, 1995-1996, and September 30, 1997-December 31, 1998 have been issued to AIG SunAmerica. Such proposed assessments relate to years prior to AIG’s acquisition of SunAmerica, Inc. Letters of Protest contesting the proposed assessments have been filed with the IRS. SunAmerica Life has also received a proposed assessment, and has filed a protest, for the year ended December 31, 1999. It is management’s belief that there are substantial arguments in support of the

190 : FORM 10-K

American International Group, Inc. and Subsidiaries

24. Federal Income Taxes (continued)

positions taken by AIG, SunAmerica and SunAmerica Life in their Letters of Protest. Although the final outcome of any issues raised in connection with these examinations is uncertain, AIG believes that the tax obligation, including interest thereon, will not be significant to AIG’s financial condition, results of operations or liquidity. AGC’s tax years through 1999 have been audited and settled with the IRS.

     A component of life insurance surplus accumulated prior to 1984 is not taxable unless it exceeds certain statutory limitations or is distributed to shareholders. This surplus, accumulated in policyholder surplus accounts, totaled approximately $945 million at December 31, 2004. AIG has not made any provision in the accompanying financial statements for taxation of this amount as management has no intention of making any taxable distributions from this surplus. During 2004, the American Jobs Creation Act amended federal income tax law to permit life insurance companies to distribute amounts from policyholders’ surplus accounts in 2005 and 2006 without incurring federal income tax on the distributions. AIG is evaluating this new law and expects to reduce its policyholders’ surplus accounts during these two years.

     Some of AIG’s foreign income is not expected to be taxed in the United States because AIG’s foreign subsidiaries were generally not subject to U.S. income taxes on income earned prior to January 1, 1987 and because certain foreign subsidiaries are not taxed on their active financial services income. Such income would become subject to U.S. income taxes at current tax rates if remitted to the United States or if other events occur which would make these amounts currently taxable. The cumulative amount of translated undistributed earnings of AIG’s foreign subsidiaries currently not subject to U.S. income taxes was approximately $7.0 billion at December 31, 2004. Management has not subjected, and has no current intention of subjecting, these accumulated earnings to U.S. income taxes and no provision has been made in the accompanying financial statements for such taxes. Because of the availability of foreign tax credits, it is not practicable to determine the U.S. federal income tax liability that would be payable if such earnings were not reinvested indefinitely.

     As a result of its internal review, AIG has identified certain misapplications of GAAP in its provisions for deferred income taxes. See Note 2 herein.

(b) The pretax components of domestic and foreign income reflect the locations in which such pretax income was generated. The pretax domestic and foreign income was as follows for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
(in millions)		(Restated)	(Restated)

Domestic	$6,090	$4,326	$3,489
Foreign	8,860	7,329	4,493

Total	$14,950	$11,655	$7,982

FORM 10-K :  191

NOTES TO FINANCIAL STATEMENTS (continued)

24. Federal Income Taxes (continued)

(c) The U.S. Federal income tax rate is 35 percent for 2004, 2003 and 2002. Actual tax expense on income differs from the “expected” amount computed by applying the Federal income tax rate because of the following:

			2003		2002
	2004		(Restated)		(Restated)

		Percent		Percent		Percent
Years Ended December 31,		of Pretax		of Pretax		of Pretax
(dollars in millions)	Amount	Income	Amount	Income	Amount	Income

“Expected” tax expense	$5,233	35.0%	$4,079	35.0%	$2,794	35.0%
Adjustments:
Tax exempt interest	(440)	(2.9)	(329)	(2.8)	(267)	(3.3)
Dividends received deduction	(83)	(0.6)	(83)	(0.7)	(80)	(1.0)
State income taxes	23	0.2	12	0.1	38	0.5
Foreign income not expected to be taxed in the United States, less foreign income taxes(a)	213	1.4	(107)	(0.9)	(81)	(1.0)
Synthetic fuel tax credits(b)	(264)	(1.8)	(278)	(2.4)	(264)	(3.3)
Affordable housing tax credits	(46)	(0.3)	(24)	(0.2)	(35)	(0.4)
Nondeductible compensation	20	0.1	96	0.8	(61)	(0.8)
Penalties	28	0.2	–	–	–	–
Other	(64)	(0.4)	37	0.3	(88)	(1.2)

Actual tax expense	$4,620	30.9%	$3,403	29.2%	$1,956	24.5%

Foreign and domestic components of actual tax expense:
Foreign(c):
Current	$1,097		$882		$663
Deferred	664		490		393
Domestic(c):
Current	1,579		1,904		1,019
Deferred	1,280		127		(119)

Total	$4,620		$3,403		$1,956

(a)	In 2004, it was determined that the earnings of certain foreign subsidiaries are expected to be repatriated to the U.S., and, accordingly, the undistributed earnings of these subsidiaries are no longer considered permanently reinvested abroad. As a consequence of this determination, U.S. deferred taxes have been provided for the undistributed earnings of these foreign subsidiaries.
(b)	In 2003 and 2002, AIG has restated from net investment income to income tax expense, as a benefit, tax credits generated from the production and sale of synthetic fuel.
(c)	Foreign tax expense reflects the expense resulting from local tax regulation. Domestic tax expense includes U.S. taxes incurred on foreign income.

(d) The components of the net deferred tax liability as of December 31, 2004 and 2003 were as follows:

		2003
(in millions)	2004	(Restated)

Deferred tax assets:
Loss reserve discount	$2,400	$1,941
Unearned premium reserve reduction	1,075	949
Derivatives	17	92
Adjustment to life policy reserves	3,495	3,929
Accruals not currently deductible, cumulative translation adjustment and other(a)	2,006	2,518

Deferred tax liabilities:
Deferred policy acquisition costs	7,955	6,870
Depreciation of flight equipment	2,963	2,672
Unrealized appreciation of investments(b)	4,667	4,088
Other	450	432

Net deferred tax liability	$7,042	$4,633

(a)	Included herein at December 31, 2004 were approximately $199 million of foreign tax credits which are expected to be utilized prior to the expiration of such credits.
(b)	As part of the restatement, it was determined that the unrealized appreciation of certain investments of certain foreign subsidiaries is considered permanently invested abroad. As a consequence of this determination, U.S. deferred taxes related primarily to unrealized appreciation of investments was reduced by $889 million and $761 million at December 31, 2004 and 2003, respectively.

192 : FORM 10-K

Schedule I
AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
SUMMARY OF INVESTMENTS –
OTHER THAN INVESTMENTS IN RELATED PARTIES

			Amount at
			which shown
At December 31, 2004			in the
(in millions)	Cost*	Value	Balance Sheet

Fixed maturities:
Bonds:
United States government and government agencies and authorities	$8,116	$8,234	$8,234
States, municipalities and political subdivisions	55,514	57,103	56,606
Foreign governments	65,006	68,277	68,277
Public utilities	18,296	19,278	19,278
All other corporate	204,173	213,282	213,282

Total bonds	351,105	366,174	365,677

Total fixed maturities	351,105	366,174	365,677

Equity securities:
Common stocks:
Public utilities	359	385	385
Banks, trust and insurance companies	1,712	2,031	2,031
Industrial, miscellaneous and all other	12,149	13,395	13,395

Total common stocks	14,220	15,811	15,811
Preferred stocks	2,017	2,040	2,040

Total equity securities	16,237	17,851	17,851

Mortgage loans on real estate, policy and collateral loans	22,463	22,959	22,463
Financial services assets:
Flight equipment primarily under operating leases, net of accumulated depreciation	32,705	–	32,705
Securities available for sale, at market value	28,845	30,448	30,448
Trading securities, at market value	–	3,142	3,142
Spot commodities, at market value	–	95	95
Unrealized gain on swaps, options and forward transactions	–	22,670	22,670
Trading assets	–	3,331	3,331
Securities purchased under agreements to resell, at contract value	26,272	–	26,272
Finance receivables, net of allowance	23,574	24,133	23,574
Securities lending collateral, at cost (approximates market value)	49,972	–	49,972
Other invested assets (approximates market value)	22,527	–	22,527
Short-term investments, at cost (approximates market value)	16,102	–	16,102

Total investments	–	–	$636,829

*	Original cost of equity securities and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts.

230 : FORM 10-K

Schedule II
AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEET – PARENT COMPANY ONLY

December 31,
(in millions)	2004	2003
		(Restated)

Assets:
Cash	$17	$19
Short-term investments	672	974
Invested assets	722	836
Carrying value of subsidiaries and partially-owned companies, at equity	81,610	69,718
Premiums and insurance balances receivable – net	198	139
Other assets	2,555	2,524

Total assets	85,774	74,210

Liabilities:
Insurance balances payable	405	358
Due to affiliates – net	3,343	2,475
Medium term notes payable	667	791
Term notes payable	1,935	1,934
Zero coupon notes	1,045	1,207
Other liabilities	(2,228)	(2,585)

Total liabilities	5,167	4,180

Shareholders’ equity:
Common stock	6,878	6,878
Additional paid-in capital	1,954	1,913
Retained earnings	64,393	55,392
Accumulated other comprehensive income	9,593	7,244
Treasury stock	(2,211)	(1,397)

Total shareholders’ equity	80,607	70,030

Total liabilities and shareholders’ equity	$85,774	$74,210

STATEMENT OF INCOME – PARENT COMPANY ONLY

Years Ended December 31,	2004	2003	2002
(in millions)		(Restated)	(Restated)

Agency loss	$(8)	$(1)	$(12)
Financial services income	608	543	335
Asset management loss	(11)	(13)	(9)
Dividend income from consolidated subsidiaries:
Cash	1,835	1,471	1,644
Other	1	–	–
Dividend income from partially-owned companies	11	9	–
Equity in undistributed net income of consolidated subsidiaries and partially-owned companies	8,730	7,489	4,762
Other income (deductions) – net	(443)	(1,139)	(775)

Income before income taxes	10,723	8,359	5,945
Income taxes	992	350	79

Net income	$9,731	$8,009	$5,866

See Accompanying Notes to Financial Statements.

FORM 10-K :  231

Schedule II
AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT – (continued)
STATEMENT OF CASH FLOWS – PARENT COMPANY ONLY

Years Ended December 31,	2004	2003	2002
(in millions)		(Restated)	(Restated)

Cash flows from operating activities:
Net income	$9,731	$8,009	$5,866

Adjustments to reconcile net income to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in income:
Equity in undistributed net income of consolidated subsidiaries and partially owned companies	(8,730)	(7,489)	(4,762)
Change in premiums and insurance balances receivable and payable – net	(12)	(4)	48
Other – net	1,749	114	1,422

Total adjustments	(6,993)	(7,379)	(3,292)

Net cash provided by operating activities	2,738	630	2,574

Cash flows from investing activities:
Purchase of investments	(107)	–	(83)
Sale of investments	200	186	415
Change in short-term investments	302	(830)	(137)
Contributions to subsidiaries and investments in partially owned companies	(1,026)	(573)	(1,481)
Other – net	(13)	(269)	(146)

Net cash used in investing activities	(644)	(1,486)	(1,432)

Cash flows from financing activities:
Change in medium term notes	(124)	(207)	456
Change in term notes	1	1,500	1
Redemption of zero coupon notes	(189)	–	–
Proceeds from common stock issued	158	74	168
Change in loans payable	(88)	(5)	(389)
Cash dividends to shareholders	(730)	(584)	(467)
Acquisition of treasury stock	(1,083)	(207)	(734)
Other – net	134	301	(157)

Net cash (used in) provided by financing activities	(1,921)	872	(1,122)

Change in cumulative translation adjustments	(175)	(15)	(3)

Change in cash	(2)	1	17
Cash at beginning of year	19	18	1

Cash at end of year	$17	$19	$18

NOTES TO FINANCIAL STATEMENTS – PARENT COMPANY ONLY

(1)	Agency operations conducted in New York through the North American Division of AIU are included in the financial statements of the parent company.
(2)	Certain accounts have been reclassified in the 2003 and 2002 financial statements to conform to their 2004 presentation.
(3)	“Equity in undistributed net income of consolidated subsidiaries and partially owned companies” in the accompanying Statement of Income – Parent Company Only – includes equity in income of the minority-owned insurance operations.
(4)	See also Notes to Consolidated Financial Statements.

232 : FORM 10-K

Schedule III
AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION

At December 31, 2004, 2003 and 2002 and for the years then ended

		Reserves
		for					Losses
		Losses and					and	Amortization
	Deferred	Loss	Reserve	Policy			Loss	of Deferred
	Policy	Expenses,	for	and		Net	Expenses	Policy	Other	Net
	Acquisition	Future Policy	Unearned	Contract	Premium	Investment	Incurred,	Acquisition	Operating	Premiums
Segment (in millions)	Costs	Benefits(a)	Premiums	Claims(b)	Revenue	Income	Benefits	Costs	Expenses	Written

2004
General Insurance	$4,008	$62,371	$23,094	$–	$38,511	$3,166	$30,333	$6,179	$2,148	$40,607
Life Insurance & Retirement Services	25,728	104,737	–	2,451	28,082	15,268	27,980	4,013	3,469	–

	$29,736	$167,108	$23,094	$2,451	$66,593	$18,434	$58,313	$10,192	$5,617	$40,607

2003 (Restated)
General Insurance	$3,627	$52,381	$20,910	$–	$31,387	$2,527	$22,958	$4,611	$1,744	$35,022
Life Insurance & Retirement Services	22,293	92,912	–	2,015	23,493	12,941	23,187	2,778	3,935	–

	$25,920	$145,293	$20,910	$2,015	$54,880	$15,468	$46,145	$7,389	$5,679	$35,022

2002 (Restated)
General Insurance	$3,073	$47,095	$16,299	$–	$23,572	$2,423	$19,599	$3,432	$1,558	$26,710
Life Insurance & Retirement Services	18,772	72,284	–	1,649	20,687	11,298	20,388	2,184	3,809	–

	$21,845	$119,379	$16,299	$1,649	$44,259	$13,721	$39,987	$5,616	$5,367	$26,710

(a)	Reserves for losses and loss expenses with respect to the General Insurance operations are net of discounts of $1.55 billion, $1.52 billion and $1.50 billion at December 31, 2004, 2003 and 2002, respectively.
(b)	Reflected in insurance balances payable on the accompanying balance sheet.

FORM 10-K :  233

Schedule IV
AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
REINSURANCE

At December 31, 2004, 2003 and 2002 and for the years then ended

						Percent of
		Ceded	Assumed			Amount
	Gross	to Other	from Other	Net		Assumed
(dollars in millions)	Amount	Companies	Companies	Amount		to Net

2004
Life Insurance in-force	$1,844,189	$344,036	$13,905	$1,514,058		0.9%

Premiums:
General Insurance	$44,676	$11,423	$7,354	$40,607		18.1%
Life Insurance & Retirement Services	28,486	1,120	716	28,082	*	2.5

Total premiums	$73,162	$12,543	$8,070	$68,689		11.7%

2003 (Restated)
Life Insurance in-force	$1,580,982	$293,064	$2,049	$1,289,967		0.2%

Premiums:
General Insurance	$40,777	$11,907	$6,152	$35,022		17.6%
Life Insurance & Retirement Services	24,415	958	36	23,493	*	0.2

Total premiums	$65,192	$12,865	$6,188	$58,515		10.6%

2002 (Restated)
Life Insurance in-force	$1,296,514	$278,704	$2,078	$1,019,888		0.2%

Premiums:
General Insurance	$31,798	$9,960	$4,872	$26,710		18.2%
Life Insurance & Retirement Services	21,568	917	36	20,687	*	0.2

Total premiums	$53,366	$10,877	$4,908	$47,397		10.4%

*	Includes accident and health premiums of $5.63 billion, $4.17 billion and $3.45 billion in 2004, 2003 and 2002, respectively.

234 : FORM 10-K

American International Group, Inc. and Subsidiaries

PART II – OTHER INFORMATION

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with accountants on accounting and financial disclosure during the twenty-four months ended December 31, 2004.

ITEM 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report (December 31, 2004), an evaluation was carried out by AIG’s management, with the participation of AIG’s current Chief Executive Officer and Chief Financial Officer, of the effectiveness of AIG’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on its evaluation and the identification of the material weaknesses in internal control over financial reporting described below and new information about preexisting facts which came to AIG’s attention during the course of its internal review, and because of an inability to file the Annual Report on Form 10-K within the statutory time period, AIG’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2004, AIG’s disclosure controls and procedures were ineffective.

     As more fully described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 2 to the Consolidated Financial Statements, following receipt of subpoenas from, and commencement of investigations by, various regulatory agencies, in March 2005, AIG’s then Chief Executive Officer retired and the then Chief Financial Officer was terminated. In connection with the preparation of AIG’s consolidated financial statements to be included in this report, AIG’s current management initiated an internal review of AIG’s books and records, which was substantially expanded in mid-March with the oversight of the Audit Committee of the Board of Directors.

     As a result of the findings of that review, together with the results of investigations conducted by outside counsel at the request of AIG’s Audit Committee, and in consultation with AIG’s independent registered public accounting firm, AIG has restated its audited consolidated financial statements for the years ended December 31, 2003, 2002, 2001 and 2000 and its unaudited condensed consolidated financial statements for the quarters ended March 31, June 30 and September 30, 2004 and 2003 and the quarter ended December 31, 2003. Notwithstanding the existence of the material weaknesses described below, AIG believes that the consolidated financial statements in this Form 10-K fairly present, in all material respects, AIG’s financial condition as of December 31, 2004 and 2003, and results of its operations and cash flows for the years ended December 31, 2004, 2003 and 2002, in conformity with U.S. generally accepted accounting principles (GAAP).

Management’s Report on Internal Control Over Financial Reporting

Management of AIG and its consolidated subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting. AIG’s internal control over financial reporting is a process, under the supervision of AIG’s Chief Executive Officer and Chief Financial Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of AIG’s financial statements for external reporting purposes in accordance with GAAP.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     AIG management conducted an assessment of the effectiveness of AIG’s internal control over financial reporting as of December 31, 2004 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

     A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of AIG’s annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, AIG management identified control deficiencies as of December 31, 2004 in the following areas:

     Control environment: Certain of AIG’s controls within its control environment were not effective to prevent certain members of senior management, including the former Chief Executive Officer and former Chief Financial Officer, from having the ability, which in certain instances was utilized, to override certain controls and effect certain transactions and

FORM 10-K :  193

accounting entries. In certain of these instances, such transactions and accounting entries appear to have been largely motivated to achieve desired accounting results and were not properly accounted for in accordance with GAAP. Further, in certain of these instances, information critical to an effective review of transactions, accounting entries, and certain entities used in these transactions and accounting entries, were not disclosed to the appropriate financial and accounting personnel, regulators and AIG’s independent registered public accounting firm. As a result, discussion and thorough legal, accounting, actuarial or other professional analysis did not occur. This control deficiency is based primarily on these overrides.

     Specifically, this control deficiency permitted the following:

•	Creation of Capco, a special purpose entity used to effect transactions that were recorded to convert, improperly, underwriting losses to investment losses and that were not correctly accounted for in accordance with GAAP, resulting in a misstatement of premiums and other considerations, realized capital gains (losses), incurred policy losses and benefits and related balance sheet accounts.

•	Incorrect recording under GAAP of reinsurance transactions that did not involve sufficient risk transfer, such as the Gen Re transaction, and in some cases also related to entities which should have been consolidated, such as Union Excess and Richmond. This incorrect recording under GAAP resulted in a misstatement of premiums and other considerations, incurred policy losses and benefits, net investment income, reinsurance assets, deferred policy acquisition costs, other assets, reserve for losses and loss expenses, reserve for unearned premiums, other liabilities and retained earnings. See below for a related discussion under Controls over the evaluation of risk transfer.

•	Various transactions, such as Covered Calls and certain “Top Level” Adjustments, converted realized and unrealized gains into investment income, thereby incorrectly applying GAAP, resulting in a misstatement of net investment income, realized capital gains (losses), and accumulated other comprehensive income.

•	Incorrect recording under GAAP of changes to loss reserves and changes to loss reserves through “Top Level” Adjustments without adequate support, resulting in a misstatement of incurred policy losses and benefits, reserves for losses and loss expenses, foreign currency translation adjustments and retained earnings.

     Controls over the evaluation of risk transfer: AIG did not maintain effective controls over the proper evaluation, documentation and disclosure of whether certain insurance and reinsurance transactions involved sufficient risk transfer to qualify for insurance and reinsurance accounting. These transactions included Gen Re, Union Excess, Richmond and certain transactions involving AIG Re, AIG Risk Finance and AIG Risk Management. As a result, AIG did not properly account for these transactions under GAAP, resulting in a misstatement of premiums and other considerations, incurred policy losses and benefits, net investment income, reinsurance assets, deferred policy acquisition costs, other assets, reserve for losses and loss expenses, reserve for unearned premiums, other liabilities, and retained earnings.

     Controls over certain balance sheet reconciliations: AIG did not maintain effective controls to ensure the accuracy of certain balance sheet accounts in certain key segments of AIG’s operations, principally in the Domestic Brokerage Group. Specifically, accounting personnel did not perform timely reconciliations and did not properly resolve reconciling items for premium receivables, reinsurance recoverables and intercompany accounts. As a result, insurance acquisition and other operating expenses, premiums and insurance balances receivable, reinsurance assets, other assets and retained earnings were misstated under GAAP.

     Controls over the accounting for certain derivative transactions: AIG did not maintain effective controls over the evaluation and documentation of whether certain derivative transactions qualified under GAAP for hedge accounting, resulting in a misstatement of net investment income, realized capital gains (losses), other revenues, accumulated other comprehensive income (loss) and related balance sheet accounts.

     Controls over income tax accounting: AIG did not maintain effective controls over the determination and reporting of certain components of the provision for income taxes and related deferred income tax balances. Specifically, AIG did not maintain effective controls to review and monitor the accuracy of the components of the income tax provision calculations and related deferred income taxes and to monitor the differences between the income tax basis and the financial reporting basis of assets and liabilities to effectively reconcile the differences to the deferred income tax balances. As a result, deferred income taxes payable, retained earnings and accumulated other comprehensive income were misstated under GAAP.

     The control deficiencies described above resulted in the restatement of AIG’s 2003, 2002, 2001 and 2000 annual consolidated financial statements and 2004 and 2003 interim consolidated financial statements, as well as adjustments, including audit adjustments relating to the derivative matter described above, to AIG’s 2004 annual consolidated financial statements. Furthermore, these control deficiencies could result in other misstatements in financial statement accounts and disclosures that would result in a material misstatement to the annual or interim AIG consolidated financial statements that would not be prevented or detected. Accordingly, management has concluded that these control deficiencies constitute material weaknesses.

194 : FORM 10-K

American International Group, Inc. and Subsidiaries

     As a result of the material weaknesses described above, AIG management has concluded that, as of December 31, 2004, AIG’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by COSO.

     Management’s assessment of the effectiveness of AIG’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K.

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

AIG is actively engaged in the implementation of remediation efforts to address the material weaknesses in AIG’s internal control over financial reporting as of December 31, 2004. These remediation efforts, outlined below, are specifically designed both to address the material weaknesses identified by AIG management and to enhance AIG’s overall corporate governance.

     AIG has taken, and is developing further plans to take, significant actions to improve its control environment, starting with a clear statement of the tone and philosophy set by its current senior management.

     AIG appointed a new Chief Executive Officer and a new Chief Financial Officer, who, together with other senior executives, are committed to achieving transparency and clear communication with all stakeholders through effective corporate governance, a strong control environment, high ethical standards and financial reporting integrity.

     AIG is considering the appropriate remedial actions with respect to certain employees in management and in the underwriting, accounting, auditing, actuarial and financial reporting functions. Such remedial actions may include further training and supervision, reassignment outside areas of involvement with financial reporting or termination.

     The AIG Board of Directors has recently established the Regulatory, Compliance and Legal Committee to provide oversight of AIG’s compliance with applicable laws and regulations.

     AIG has enhanced its Code of Conduct for employees and mandated that all employees complete special formal ethics training developed and monitored by AIG Corporate Compliance. AIG has implemented a Director, Executive Officer and Senior Financial Officer Code of Business Conduct and Ethics, to provide reasonable assurance that all members of the Board of Directors, executive officers and senior financial officers adhere to the stated principles and procedures set forth in that Code.

     AIG is developing a corporate level compliance framework, including implementation of compliance programs at the major business areas.

     AIG has strengthened the position of Chief Risk Officer, responsible for enterprise-wide credit, market, and operational risk management and oversight of the corresponding functions at the business levels and has empowered the Chief Risk Officer to work more closely with top executives at the corporate and major business area level to identify, assess, quantify, manage and mitigate risks to AIG.

     AIG has established an Operational Risk Management department, reporting to the Chief Risk Officer, to engage in expanded risk self-assessment processes for more effective identification and management of operational and reputational risks.

     In 2004, AIG established the Complex Structured Finance Transaction Committee at the corporate level to review and approve transactions that could enable a third party to achieve an accounting or financial reporting result inconsistent with applicable accounting principles or subject AIG to heightened legal, reputational, regulatory or other risk. AIG has expanded the scope and activities of the Complex Structured Finance Transaction Committee, to include the review and approval of AIG’s accounting and financial reporting of identified transactions, including related party transactions.

     AIG plans to establish a Financial Disclosure Committee to assist the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities for oversight of the accuracy and timeliness of the disclosures made by AIG.

     AIG has taken several initial steps, and is developing others, that will provide reasonable assurance that risk transfer will be properly evaluated and contemporaneously documented and that the proper GAAP accounting will be utilized.

     AIG is establishing specific processes and controls and modifying others to provide reasonable assurance that reconciliations are performed as part of standardized procedures, reconciling items are reported on a periodic basis for timely resolution and consolidated exposure analyses are initiated and completed.

     AIG has commenced an evaluation of alternative approaches necessary to conform to hedge accounting in accordance with GAAP, is expanding the quarterly hedge effectiveness reviews currently performed independently by AIG’s Market Risk Management Department to ensure that certain derivative transactions meet hedge accounting requirements, and has begun to develop and implement the processes and controls necessary to ensure the appropriate evaluation and documentation of transactions qualifying for hedge accounting treatment.

FORM 10-K :  195

     AIG has commenced a process to enhance controls to ensure that accounting for deferred taxes is in accordance with GAAP, addressing the reconciliation of deferred tax assets and liabilities to the tax basis of the related assets and liabilities and the monitoring of the effective tax rate applied to foreign subsidiaries eligible for relief from US income tax.

Changes in Internal Control Over Financial Reporting

There has been no change in AIG’s internal control over financial reporting during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, AIG’s internal control over financial reporting.

ITEM 9B.	Other Information

None.

196 : FORM 10-K

American International Group, Inc. and Subsidiaries

PART III

ITEM 10.	Directors and Executive Officers of the Registrant

     Set forth below is information concerning the directors of AIG. All directors are elected for one-year terms at the annual meeting of shareholders. There are no arrangements or understandings between any director and any other person pursuant to which the director was elected.

     The principal occupation or affiliation of the directors and their recent experience and other directorships are shown opposite their name. Unless otherwise indicated, each of the directors who is also an executive officer of AIG has, for more than five years, occupied an executive position with AIG or companies that are now its subsidiaries, and each other director has occupied an executive position with his or her company or organization listed in the table for at least five years.

     AIG expects that Messrs. Greenberg and Smith will not be nominated for reelection as directors at the 2005 Annual Meeting of Shareholders. Mr. Hoenemeyer notified AIG that he will retire from the Board of Directors following the 2005 Annual Meeting.

			Director
Name of Director	Position and Other Directorships	Age	Since

M. Bernard Aidinoff	Retired Partner, Sullivan & Cromwell LLP (Attorneys) Director, First SunAmerica Life Insurance Company, a wholly-owned subsidiary of AIG	76	1984
Pei-yuan Chia	Retired Vice Chairman, Citicorp and Citibank, N.A.	66	1996
Marshall A. Cohen	Counsel, Cassels Brock & Blackwell (Barristers and Solicitors); Former President and Chief Executive Officer, The Molson Companies Limited Director, Barrick Gold Corporation, Collins & Aikman Corporation, Lafarge North America Inc., Metaldyne Corporation, Premcor Inc., Toronto Dominion Bank	70	1992
William S. Cohen	Chairman and Chief Executive Officer, The Cohen Group (The Cohen Group provides business consulting services and advice in international markets); United States Secretary of Defense, 1997 to January 2001; Former United States Senator Director, Viacom, Inc.	64	2004
Martin S. Feldstein	Professor of Economics, Harvard University; President and Chief Executive Officer, National Bureau of Economic Research (a nonprofit economic research center) Director, Eli Lilly and Company, HCA Inc.	65	1987
Ellen V. Futter	President, American Museum of Natural History Director, Bristol-Myers Squibb Company, Consolidated Edison, Inc. (also serves as Trustee of Consolidated Edison Company of New York, Inc.), J.P. Morgan Chase & Co.	55	1999
M. R. Greenberg	Retired Chairman and Chief Executive Officer, AIG Director, President and Chief Executive Officer of C.V. Starr & Co., Inc.	80	1967
Stephen L. Hammerman	Retired; Former Deputy Commissioner of Legal Matters for the New York City Police Department, February 2002 through December 2004 and Vice Chairman, Merrill Lynch & Co., January 1999 to January 2002	67	2005
Carla A. Hills	Chairman and Chief Executive Officer, Hills & Company (Hills & Company provides international investment, trade and risk advisory services); Former United States Trade Representative Director, Time Warner Inc., ChevronTexaco Corporation, Lucent Technologies Inc.	71	1993
Frank J. Hoenemeyer	Financial Consultant; Retired Vice Chairman, Prudential Insurance Company of America Director, Carey Fiduciary Advisors, Inc., Cincinnati, Inc.	85	1985
Richard C. Holbrooke	Vice Chairman, Perseus LLC (Perseus LLC is a merchant bank and private equity fund management company.); Former United States Ambassador to the United Nations, 1999 to 2001 and Vice Chairman, Credit Suisse First Boston Director, Human Genome Sciences, Inc., Quebecor World Inc.	64	2001
Donald P. Kanak	Executive Vice Chairman and Chief Operating Officer, AIG	52	2004
George L. Miles, Jr.	President and Chief Executive Officer, WQED Multimedia; Former Executive Vice President and Chief Operating Officer, WNET/Thirteen in New York; Director, WESCO International, Inc., Equitable Resources, Inc., Harley Davidson, Inc., Westwood One, Inc.	63	2005
Morris W. Offit	Co-Chief Executive Officer of Offit Hall Capital Management LLC; founder and former CEO of OFFITBANK	68	2005
Howard I. Smith	Former Vice Chairman and Chief Financial Officer, AIG	60	1997
Martin J. Sullivan	President and Chief Executive Officer, AIG Director, ILFC, Transatlantic	50	2002
Edmund S. W. Tse	Senior Vice Chairman – Life Insurance, AIG	67	1996
Frank G. Zarb	Chairman, Frank Zarb Associates, LLC; Senior Advisor, Hellman & Friedman LLC (Private Equity Investment Firm); Former Chairman and Chief Executive Officer, National Association of Securities Dealers, Inc., February 1997 to October 2000, and The Nasdaq Stock Market, Inc., February 1997 to January 2001, and served as Chairman of those organizations until September 2001; Director, FPL Group, Inc.	70	2001

FORM 10-K :  197

     Set forth below is information concerning the executive officers of AIG. All officers serve at the pleasure of the Board of Directors, but subject to the foregoing, are elected to one-year terms.

     Except as hereinafter noted, each of the executive officers has, for more than five years, occupied an executive position with AIG or companies that are now its subsidiaries. There are no other arrangements or understandings between any officer and any other person pursuant to which the officer was elected to such position. From January 2000 until joining AIG in May 2004, Mr. Frenkel served as Chairman of Merrill Lynch International, Inc. Between 1991 and 2001, Mr. Frenkel served for two consecutive terms as the Governor of the Bank of Israel. Prior to joining AIG in 2001, Mr. Rautenberg was Vice President and General Manager, Corporate Communications, at Canon, U.S.A. from September 2000 to June 2001 and for five years prior to that he was the senior corporate communications executive at Reliance Group Holdings. Prior to joining AIG in September 2002, Mr. Bensinger was Executive Vice President and Chief Financial Officer of Combined Specialty Group, Inc. (a division of Aon Corporation) commencing in March 2002, and served as Executive Vice President of Trenwick Group, Ltd. from October 1999 through December 2001. Prior to joining AIG in February 2005, Mr. Winans was a Vice President at Lehman Brothers Equity Research covering property-casualty insurers. Prior to joining Lehman in June 2003, he held a similar position at Williams Capital, following three years as an equity analyst covering the property-casualty sector at Morgan Stanley and previously at Paine Webber, which he joined in late 1999.

			Served as Officer
Name of Officer	Title	Age	Since

Martin J. Sullivan	President and Chief Executive Officer	50	1997
Donald P. Kanak	Executive Vice Chairman and Chief Operating Officer	52	1998
Edmund S. W. Tse	Senior Vice Chairman – Life Insurance	67	1991
Thomas R. Tizzio	Senior Vice Chairman – General Insurance	67	1982
Jacob A. Frenkel	Vice Chairman – Global Economic Strategies	61	2004
Frank G. Wisner	Vice Chairman – External Affairs	66	1997
Steven J. Bensinger	Executive Vice President, Chief Financial Officer, Treasurer and Comptroller	50	2002
Rodney O. Martin, Jr.	Executive Vice President – Life Insurance	52	2002
Kristian P. Moor	Executive Vice President – Domestic General Insurance	45	1998
Win J. Neuger	Executive Vice President and Chief Investment Officer	55	1995
R. Kendall Nottingham	Executive Vice President – Life Insurance	66	1998
Robert M. Sandler	Executive Vice President – Domestic Personal Lines	62	1980
Jay S. Wintrob	Executive Vice President – Retirement Services	48	1999
William N. Dooley	Senior Vice President – Financial Services	52	1992
Axel I. Freudmann	Senior Vice President – Human Resources	58	1986
Robert E. Lewis	Senior Vice President and Chief Risk Officer	54	1993
Ernest T. Patrikis	Senior Vice President and General Counsel	61	1998
Brian T. Schreiber	Senior Vice President – Strategic Planning	39	2002
Richard W. Scott	Senior Vice President – Investments	51	2002
Kathleen E. Shannon	Senior Vice President, Secretary and Deputy General Counsel	56	1986
Keith L. Duckett	Vice President and Director of Internal Audit	44	2001
Charlene M. Hamrah	Vice President and Director of Investor Relations	57	2004
Peter K. Lathrop	Vice President and Director of Taxes	62	2001
Steven A. Rautenberg	Vice President – Communications	55	2001
Christopher D. Winans	Vice President – Media Relations	54	2005

Audit Committee

AIG has a separately designated standing audit committee established in accordance with SEC rules. AIG’s audit committee assists the Board’s oversight of AIG’s financial statements and compliance with legal and regulatory requirements, the qualifications and performance of AIG’s independent registered public accounting firm and the performance of AIG’s internal audit function.

Mr. Hoenemeyer chaired the Audit Committee, which included Messrs. Aidinoff, Chia and Zarb and Mrs. Hills during 2004. On May 18, 2005, Messrs. Miles and Offit were named to the Audit Committee. The Board has determined, upon the recommendation of the Nominating and Corporate Governance Committee, that all members of the Audit Committee are independent under both New York Stock Exchange and SEC rules. The Board has also determined that each member of the Audit Committee is financially literate within the meaning of the New York Stock Exchange listing standards.

In addition, the Board has determined that Mr. Hoenemeyer is an audit committee financial expert for purposes of the SEC rules and has accounting or related financial management expertise for purposes of the New York Stock Exchange listing standards. Although designated as an audit committee financial expert, Mr. Hoenemeyer is not an accountant for AIG and, under the SEC rules, is not an “expert” for purposes of the liability provisions of the Securities Act or for any other purpose. Mr. Hoenemeyer does not have any responsibilities or obligations in addition to those of the other audit committee members; all audit committee members have the identical duties and responsibilities.

Code of Ethics

AIG has adopted a Director, Executive Officer and Senior Financial Officer Code of Business Conduct and Ethics and a Code of Conduct for employees, which are available free of charge on or through the Investor Information section of AIG’s corporate website at www.aigcorporate.com. Any

198 : FORM 10-K

American International Group, Inc. and Subsidiaries

amendment to AIG’s Director, Executive Officer and Senior Financial Officer Code of Business Conduct and Ethics or Code of Conduct for employees and any waiver applicable to AIG’s directors, executive officers, or senior financial officers will be posted on AIG’s website within the time period required by the SEC and the New York Stock Exchange.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors, executive officers, and ten percent holders of AIG Common Stock to file reports concerning their ownership of AIG equity securities. Based solely on the review of the Forms 3, 4 and 5 furnished to AIG and certain representations made to AIG, AIG believes that the only filing deficiencies under Section 16(a) by its directors, executive officers, and ten percent holders during 2004 were: one late report filed by Mr. Bensinger, an executive officer, reporting the purchase of 24 shares on March 5, 2004; one late report filed by Mr. Freudmann, an executive officer, reporting three sales involving an aggregate of 15,331 shares on December 2, 2004, December 21, 2004 and December 22, 2004; three late reports filed by Mr. Greenberg reflecting the disposition of an aggregate of 48 shares by Starr upon the exercise of stock options by Starr employees (41 shares on January 26, 2004 and eight shares on November 9, 2004) and the disposition of 450 shares by Starr relating to purchases by Starr employees of shares under the Starr Employee Stock Purchase Plan. Mr. Sullivan has filed one late report reflecting the acquisition of 424 shares as a result of his marriage in October 2002.

ITEM 11.	Executive Compensation

1. Compensation of Directors

Directors who are employees of AIG or its subsidiaries do not receive fees for service on the Board or the committees of the Board. Each other director of AIG currently receives director’s fees of $40,000 per year, plus $1,500 for each Board meeting attended. An annual fee of $5,000 is paid to each member of each committee of the Board. Members of each committee also receive $1,500 for each committee meeting attended. Directors who are not employees of AIG or its subsidiaries are granted 500 shares of AIG Common Stock annually, receipt of which is deferred until retirement from the Board, pursuant to the AIG Director Stock Plan. In addition, under the AIG Amended and Restated 1999 Stock Option Plan, non-management directors receive annually an option which vests after one year and is exercisable for nine years thereafter to purchase 2,500 shares of AIG Common Stock at an option price equal to the fair market value of AIG Common Stock on the date of grant, which is the date of the Annual Meeting of Shareholders. Receipt of shares upon exercise of these options may be deferred at the election of the director. Certain directors who are not employees of AIG also serve as directors of various subsidiaries of AIG and receive fees for meeting attendance.

2. Compensation of Executive Officers

The following Summary Compensation Table sets forth the compensation for (i) the persons who during 2004 served as AIG’s chief executive officer or were among AIG’s four other most highly compensated executive officers (based on annual salary and bonus) and (ii) certain other current or former executive officers of AIG.

     The persons named in the Summary Compensation Table also had positions with, and received payments from, C.V. Starr & Co., Inc. (Starr) and Starr International Company, Inc. (SICO) during 2004. These payments are described in Section 3 below.

FORM 10-K :  199

SUMMARY COMPENSATION TABLE

					Long Term Compensation

		Annual Compensation			Awards	Payouts

Name and Principal				Other Annual		SICO LTIP	All Other
Position	Year	Salary	Bonus(1)	Compensation(2)	Stock Options	Payouts(3)(4)	Compensation(5)

Current
Martin J. Sullivan (6)	2004	$774,963	$830,000	$28,075	50,000	$4,202,880	$14,350
President and	2003	792,347	730,000	235,062	80,000	—	14,000
Chief Executive Officer	2002	593,500	440,000	—	40,000	1,851,200	11,000
Donald P. Kanak (7)(8)	2004	743,000	960,000	365,474	50,000	3,152,160	14,350
Executive Vice Chairman	2003	718,538	860,000	1,164,528	65,000	—	13,999
and Chief Operating	2002	554,710	553,917	1,684,589	75,000	1,851,200	11,000
Officer
Jay S. Wintrob	2004	716,000	900,000	20,948	50,000	2,626,800	1,510,707
Executive Vice	2003	731,038	625,000	—	80,000	—	1,424,499
President — Retirement	2002	716,000	490,000	—	40,000	1,851,200	6,469,372
Services
Richard W. Scott(8)	2004	550,000	1,139,905	32,405	15,000	709,236	13,341
Senior Vice	2003	559,616	1,061,250	—	30,000	—	9,000
President — Investments	2002	500,000	858,730	—	15,000	624,780	8,375
Thomas R. Tizzio	2004	654,700	630,000	27,905	25,000	5,043,456	14,350
Senior Vice Chairman —	2003	679,881	630,000	—	55,000	1,996,800	14,000
General Insurance	2002	654,700	655,000	—	30,000	3,702,400	10,500
Edmund S.W. Tse	2004	805,152	790,192	20,000	55,000	5,043,456	—
Senior Vice Chairman —	2003	815,156	746,859	—	100,000	1,784,880	—
Life Insurance	2002	765,154	781,859	—	50,000	3,702,400	—
Rodney O. Martin, Jr.	2004	682,000	918,767	30,006	40,000	1,050,720	1,586,947
Executive Vice President —	2003	695,731	1,340,000	95,118	40,000	—	104,118
Life Insurance	2002	678,431	1,340,000	129,256	20,000	624,780	137,631
Kristian P. Moor	2004	628,298	635,000	14,245	40,000	3,152,160	12,692
Executive Vice President —	2003	651,479	585,000	—	65,000	—	12,342
Domestic General Insurance	2002	568,273	365,000	—	30,000	1,851,200	9,782
Win J. Neuger	2004	902,154	560,000	—	50,000	3,152,160	9,225
Executive Vice President	2003	927,384	475,000	—	65,000	—	9,000
and Chief Investment Officer	2002	852,923	350,000	—	25,000	1,851,200	7,333
Former
M.R. Greenberg(9)	2004	1,000,000	8,000,000	292,716	375,000	10,086,912	14,350
Former Chairman	2003	1,000,000	6,500,000	—	750,000	—	14,000
and Chief Executive	2002	1,000,000	5,000,000	—	375,000	11,107,200	11,000
Officer
Howard I. Smith(10)	2004	631,154	730,000	29,700	60,000	4,202,880	14,350
Former Vice Chairman &	2003	654,231	680,000	—	100,000	—	14,000
Chief Financial Officer	2002	533,847	630,000	—	50,000	3,702,400	11,000

(1)	Amounts shown for named executive officers other than Mr. Greenberg represent year-end bonuses and bonuses paid quarterly pursuant to a quarterly bonus program. Mr. Greenberg did not participate in the quarterly bonus program.
(2)	Amounts shown for Mr. Sullivan represent tax equalization payments of $229,262 in 2003 in connection with the exercise of certain nonqualified stock options granted while Mr. Sullivan was resident in the United Kingdom and tax preparation and consultation services — $8,075 (2004), $5,800 (2003) and $2,400 (2002). Amounts shown for Mr. Kanak represent the following expatriate benefits paid to Mr. Kanak due to his service in Japan: cost of living adjustment — $335,423 (2004) and $156,312 in each of 2003 and 2002; tax equalization payments — $715,224 (2003) and $1,239,195 (2002); housing costs — $211,107 (2003) and $209,678 (2002); home leave airfare — $16,080 (2003) and $15,243 (2002); foreign service premium — $6,824 in each of 2003 and 2002; local education allowance — $21,946 (2003) and $41,879 (2002); and also represents tax preparation and consultant services — $7,831 (2004), $28,720 (2003) and $6,015 (2002); automobile allowance — $2,743 (2003) and $3,555 (2002); club dues — $5,573 (2003) and $5,888 (2002); and temporary living expense reimbursement — $17,000 (2004). Amounts shown for Mr. Wintrob include an automobile allowance of $7,166 in 2004. Amounts shown for Mr. Martin include an automobile allowance of $14,400 in 2004, premiums paid by AGC for a group carve out individual life insurance policy of $4,385 (2003) and $4,120 (2002), the value of split- dollar life insurance ($78 in 2004, $90,733 in 2003 and $96,386 in 2002) which represents the present value of the interest projected to accrue on the current year’s insurance premium paid by AGC. Amounts shown for Mr. Greenberg and Mr. Tse include amounts attributable to the incremental cost of personal usage of automobiles in 2004 of $23,500 and $20,000, respectively. Amounts in 2004 also include amounts attributable to the incremental cost of personal usage of corporate aircraft as follows: Mr. Wintrob — $13,782, Mr. Martin — $15,527, Mr. Moor — $14,245 and Mr. Greenberg — $266,180 and personal usage of car service as follows: Mr. Sullivan — $20,000, Mr. Kanak — $5,200, Mr. Tizzio — $27,905 and Mr. Smith — $29,700. Except as indicated above, perquisites for years prior to 2004 total less than $50,000.
(3)	The LTIP payouts will be made by SICO pursuant to its 2003-2004 Deferred Compensation Profit Participation Plan. Since 1975, SICO has provided a series of two-year SICO Plans to senior AIG employees (each, a SICO Plan). The original SICO Plan came into being in 1975 when the

200 : FORM 10-K

American International Group, Inc. and Subsidiaries

voting shareholders and Board of Directors of SICO, whose principal asset consists of AIG Common Stock, decided that a portion of the capital value of SICO should be used to provide an incentive plan for the current and succeeding management of all American International companies, including AIG. Participation in the SICO Plan by any person, and the amount of such participation, has been at the sole discretion of SICO’s board of directors. Historically, SICO has delivered cash or AIG Common Stock under the SICO Plans; AIG has made no payments. In its restated financial statements AIG has recorded a charge to reported earnings in the periods restated for deferred compensation amounts granted to AIG employees by SICO, with an offsetting entry to additional paid-in capital, reflecting amounts deemed contributed by SICO. AIG is currently in the process of terminating various relationships with SICO and Starr and has authorized the creation of a 2005-2006 Deferred Compensation Profit Participation Plan. This Plan will be modeled after the SICO Plan with respect to the 2003-2004 period, except that it will be administered by AIG and its costs will be borne directly by AIG. In addition, SICO has confirmed and AIG will, subject to certain conditions, assure, that all benefits accrued to employees under the SICO Plans through 2004 will be paid to employees in accordance with the terms of the SICO Plans.
(4)	Amounts shown do not represent actual payments. Payments do not begin until the employee retires after reaching age 65. Amounts shown in 2004 represent the value, based on the closing sale price of AIG Common Stock on December 31, 2004 ($65.67), of shares of AIG Common Stock contingently allocated with respect to the January 1, 2003 to December 31, 2004 period but not distributed under the 2003-2004 SICO Plan. Amounts shown in 2002 represent the value, based on the closing sale price of AIG Common Stock on December 31, 2002 ($57.85), of shares of AIG Common Stock contingently allocated with respect to the January 1, 2001 to December 31, 2002 period but not distributed under the 2001-2002 SICO Plan. The values shown for the year 2004 represent the number of AIG shares contingently allocated to the named executive officers as follows: Sullivan — 64,000 shares; Kanak — 48,000 shares; Wintrob — 40,000 shares; Scott — 10,800 shares; Tizzio — 64,000 shares; Tse — 64,000 shares; Martin — 16,000 shares; Moor — 48,000 shares; Neuger — 48,000 shares; Greenberg — 128,000 shares and Smith — 64,000 shares. The values shown for the year 2002 represent the number of AIG shares contingently allocated to the named executive officers as follows: Sullivan — 32,000 shares; Kanak — 32,000 shares; Wintrob — 32,000 shares; Scott — 10,800 shares; Tizzio — 64,000 shares; Tse — 64,000 shares; Martin — 10,800 shares; Moor — 32,000 shares; Neuger — 32,000 shares; Greenberg — 192,000 shares and Smith — 64,000 shares. The right to payouts is subject to forfeiture under certain conditions, including the participant’s termination of employment with AIG and its subsidiaries before normal retirement age other than by death or disability (unless the SICO board determines to reinstate the payment right). The SICO Board of Directors currently may permit the early payout of units under certain circumstances. No executive named in the Summary Compensation Table other than Mr. Martin is eligible for early payout with respect to units awarded to them. Prior to earning the right to payout, the participant is not entitled to any equity interest with respect to underlying shares. In addition, SICO’s board of directors currently makes the final decision whether to pay a participant cash in lieu of shares of AIG Common Stock.
(5)	Amounts shown for each of Sullivan, Kanak, Scott, Moor and Neuger represent solely matching contributions under the AIG savings plan (“401(k) Plan”). Amounts shown for Mr. Tizzio include matching contributions under 401(k) plan of $14,350 in 2004, $14,000 in 2003 and $10,500 in 2002. Amounts shown for Mr. Smith include matching contributions of $14,350 in 2004, $14,000 in 2003 and $21,000 in 2002. Amounts shown for Mr. Greenberg include matching contributions of $14,350 in 2004, $14,000 in 2003 and $11,000 in 2002. Amounts shown for Mr. Wintrob include matching contributions under the 401(k) Plan of $14,350 (2004) and $14,000 (2003), $5,000,000 paid in 2002 as a retention bonus paid pursuant to an agreement entered into in connection with the acquisition of SunAmerica Inc. and $1,496,357 (2004), $1,410,499 (2003) and $1,469,372 (2002) paid under a SunAmerica Five-Year Deferred Bonus Plan from awards granted in 2000 and 2001, which pays out in 20 percent installments over five years of continued employment. Amounts shown for Mr. Martin include matching contributions under the 401(k) Plan of $9,225 (2004), $9,000 (2003) and $8,375 (2002), matching contributions under the AGC Thrift Plan of $8,500 (2002) and the AGC Supplementary Thrift Plan of $20,250 (2002) and $1,577,722 which is the value on December 31, 2004 of 24,025 shares of AIG Common Stock representing performance share units awarded under an employment agreement with Mr. Martin negotiated in connection with AIG’s acquisition of AGC in August 2001. Under the employment agreement, during the employment period (August 29, 2001 through August 29, 2004), Mr. Martin was entitled to receive a base salary of not less than $650,000, an annual bonus of not less than $1,250,000 and a supplemental bonus of $90,000. The employment agreement also contained provisions relating to the payment of benefits upon the termination of Mr. Martin’s employment during the employment period.
(6)	Mr. Sullivan was elected President and Chief Executive Officer as of March 14, 2005. Prior thereto he was Vice Chairman and Co-Chief Operating Officer.
(7)	Mr. Kanak was elected Executive Vice Chairman and Chief Operating Officer as of March 14, 2005. Prior thereto he was Vice Chairman and Co-Chief Operating Officer.
(8)	In 2002, Mr. Kanak and Mr. Scott received restricted stock units with respect to 20,000 shares of AIG Common Stock with a value of $1,226,000 on the date of grant and 6,500 shares of AIG Common Stock with a value of $398,450 on the date of grant, respectively, which vest on the fourth anniversary of the date of grant. As of December 31, 2004, these restricted stock units had a value of $1,313,400 and $426,855, respectively, based on the closing sale price of AIG Common Stock on December 31, 2004 ($65.67).
(9)	Mr. Greenberg retired as Chairman and Chief Executive Officer on March 14, 2005.

(10)	Mr. Smith was terminated as Vice Chairman and Chief Financial Officer on March 21, 2005.

     In order to facilitate the performance of their management responsibilities, AIG provides to Messrs. Sullivan and Tse (and, before his retirement, provided to Mr. Greenberg) automobiles and drivers and to these individuals and other officers and employees the use of corporate aircraft, club memberships, recreational opportunities and clerical and investment management services. From time to time Starr also made a yacht owned by SICO available to AIG officers and employees. These facilities are provided for use for business purposes and the costs thereof incurred by AIG are considered ordinary and necessary business expenses. The incremental cost of any personal benefit these persons derive from the use of these facilities or from the services provided by AIG for 2004 has been included, under the column Other Annual Compensation, in the Summary Compensation Table. For prior years shown in the Summary Compensation Table, the incremental cost to AIG was de minimis or there was no incremental cost to AIG because these benefits were provided by Starr or SICO.

     In connection with the employment and relocation to New York of Mr. Wisner (an executive officer), in 1997 AIG paid certain expenses involved with his purchase of a cooperative apartment and has provided credit support for his mort-

FORM 10-K :  201

gage. During 2004, AIG continued to provide the mortgage loan to Mr. Sullivan that had been initiated in connection with his relocation from London to New York in 1996. The maximum amount of such loan outstanding during 2004 and at January 31, 2005 was $285,375 at an interest rate of 1.98 percent per annum. During January 2004, AIG continued to provide Mr. Nottingham, an executive officer, a mortgage loan with an effective annual interest rate of 2.30 percent per annum. The maximum amount of such loan outstanding before it was repaid in January 2004 was the yen equivalent of $2,779,000.

     AIG maintains a policy of directors and officers liability insurance for itself, its directors and officers, its subsidiaries, and their directors and officers. The premium for the year ending May 24, 2005 is approximately $9.4 million. AIG has obtained coverage for the year ending May 24, 2006 at a premium of approximately $32.8 million.

     Executive Employment Agreements.

     In March 2005, the Board of Directors of AIG delivered to Messrs. Sullivan, Kanak and Bensinger a letter of understanding in connection with their appointments to their current executive positions. The letters provide a severance benefit in the event that the executive’s employment is terminated without cause by AIG or by the executive, following a material breach by AIG. The severance benefit is $15 million in the case of Mr. Sullivan, $10 million in the case of Mr. Kanak, and $5 million in the case of Mr. Bensinger. As contemplated by the letters, AIG’s Compensation Committee has been negotiating comprehensive three-year employment agreements with each of these executives, including terms regarding base salary, bonuses, severance, long-term incentives, retirement and stock based compensation, as well as customary intellectual property protections, and post-employment restrictive covenants. These employment agreements will supersede the letters of understanding. The Compensation Committee is actively continuing its negotiations with Messrs. Sullivan, Kanak and Bensinger and AIG expects to enter into employment agreements with each of these executives in the near future.

202 : FORM 10-K

American International Group, Inc. and Subsidiaries

Options

The following table summarizes information with respect to grants of options to purchase AIG Common Stock during 2004 to the individuals named in the Summary Compensation Table, to all executive officers of AIG as a group, to all directors who are not executive officers of AIG as a group, and to all employees other than executive officers as a group.

Option Grants in 2004

			Percentage of
			Total Options
			Granted to	Exercise
	Date	Options	Employees	Price		Expiration	Grant
Name	of Grant	Granted(1)	During 2004	Per Share		Date	Date Value(2)

Current
Martin J. Sullivan	12/16/2004	50,000	1.61	64.47		12/16/2014	$1,280,500
Donald P. Kanak	12/16/2004	50,000	1.61	64.47		12/16/2014	1,280,500
Jay S. Wintrob	12/16/2004	50,000	1.61	64.47		12/16/2014	1,280,500
Richard W. Scott	12/16/2004	15,000	.48	64.47		12/16/2014	384,150
Thomas R. Tizzio	12/16/2004	25,000	.80	64.47		12/16/2014	640,250
Edmund S.W. Tse	12/16/2004	55,000	1.77	64.47		12/16/2014	1,408,550
Rodney O. Martin	12/16/2004	40,000	1.29	64.47		12/16/2014	1,024,400
Kristian P. Moor	12/16/2004	40,000	1.29	64.47		12/16/2014	1,024,400
Win J. Neuger	12/16/2004	50,000	1.61	64.47		12/16/2014	1,280,500
Former
M.R. Greenberg	12/16/2004	375,000	12.07	64.47		12/16/2014	9,603,750
Howard I. Smith	12/16/2004	60,000	1.93	64.47		12/16/2014	1,536,600
Groups(3)
All Executive Officers of AIG as a Group (28 Individuals)	12/16/2004	1,047,500	33.72	64.47		12/16/2014	26,826,475
All Directors who are not Executive Officers of AIG as a Group (10 Individuals)	5/19/04	25,000	N/A	69.55		5/19/14	690,699
All Employees other than Executive Officers as a Group	Various	2,058,600	66.28	64.72	(4)	Various	52,720,746

(1)	All options were granted pursuant to the Amended and Restated 1999 Stock Option Plan at an exercise price equal to the fair market value of such stock at the date of grant. The option grants to all executive officers, including the named individuals, provide that 25 percent of the options granted on any date become exercisable on each anniversary date in each of the successive four years and expire ten years from the date of grant.
(2)	Value calculated based on AIG’s binomial option-pricing model. The AIG model uses AIG’s historical exercise experience to determine the option value which takes into account the early exercise of employee options. The following weighted average assumptions were used for stock options granted in 2004: a dividend yield of 0.36 percent; expected volatility of 34.4 percent; risk-free interest rate of 3.87 percent; and an expected term of seven years.
(3)	Includes individuals who held those positions as of December 31, 2004.
(4)	Weighted average exercise price per share.

     Messrs. Greenberg, Smith and Tizzio were granted options to purchase 16,000 shares, 8,000 shares and 8,000 shares, respectively, of common stock of Transatlantic at an exercise price of $60.34 per share (the fair market value of Transatlantic common stock on the date of grant) on December 2, 2004 as compensation for services to Transatlantic. These grants provide that 25 percent of the options granted become exercisable on each anniversary date in each of the successive four years and that the options expire ten years from the date of grant. In addition, Mr. Greenberg received $75,000 in director’s fees in each of 2004, 2003 and 2002, Mr. Smith received $40,500, $31,850 and $21,000 in directors’ fees in 2004, 2003 and 2002, respectively, and Mr. Tizzio received $46,500, $34,050 and $23,800 in directors’ fees in 2004, 2003 and 2002, respectively, from Transatlantic.

     Mr. Smith and Mr. Sandler, an executive officer, were each granted options to purchase 4,000 shares of common stock of 21st Century at a price of $12.87 per share (the fair market value of 21st Century common stock on the date of grant) on May 26, 2004 as compensation for services to 21st Century. These options became exercisable on May 26, 2005 and expire ten years from the date of grant. Mr. Sandler and Mr. Bensinger were each granted options to purchase 4,000 shares of common stock of 21st Century at a price of $13.61 per share (the fair market value of 21st Century common stock on the date of grant) on May 25, 2005 as compensation for services to 21st Century. These options become exercisable on May 25, 2006 and expire ten years from the date of grant.

FORM 10-K :  203

The following table summarizes information with respect to the exercise of options to purchase AIG Common Stock during 2004 by the individuals named in the Summary Compensation Table and the unexercised options to purchase AIG Common Stock held by such individuals at December 31, 2004.

Aggregated Option Exercises during the Year Ended December 31, 2004 and December 31, 2004 Option Values

					Number of Unexercised	Value of Unexercised
					Options at	In-the-Money Options at
	Shares				December 31, 2004	December 31, 2004(2)
	Acquired on		Value
Name	Exercise		Realized(1)		Exercisable/Unexercisable	Exercisable/Unexercisable

Current
Martin J. Sullivan	4,218		$165,028		80,750/133,750	$668,688/759,100
Donald P. Kanak	–		–		68,703/138,750	460,759/754,288
Jay S. Wintrob	162,316		10,523,498		731,870/163,750	34,417,907/759,100
Richard W. Scott	–		–		397,485/75,542	3,128,010/280,163
Thomas R. Tizzio	94,921		5,163,826		325,781/88,750	8,548,567/547,875
Edmund S.W. Tse	44,296		1,744,877		381,093/167,500	7,423,844/939,875
Rodney O. Martin, Jr.	–		–		718,672/175,754	4,126,280/397,550
Kristian P. Moor	–		–		76,474/107,500	745,157/578,775
Win J. Neuger	94,921		3,901,348		106,561/115,000	2,065,278/516,288
Former
M.R. Greenberg	158,203	(3)	7,821,762	(3)	1,901,561/1,218,750	30,992,176/7,004,063
Howard I. Smith	25,312		1,235,957		277,655/170,000	4,641,770/945,875

(1)	Aggregate market value on date of exercise (closing sale price as reported in the New York Stock Exchange Composite Transactions Report) less aggregate exercise price.
(2)	Aggregate market value on December 31, 2004 (closing sale price as reported in the New York Stock Exchange Composite Transactions Report) less aggregate exercise price.
(3)	Receipt of 115,812 shares with an aggregate value of $5,725,896 was deferred.

Long-Term Incentive Plans

     As discussed in the notes to the Summary Compensation Table, since 1975 SICO has provided a series of two-year Deferred Compensation Profit Participation Plans to senior AIG employees. AIG has authorized the creation of a 2005-2006 Deferred Compensation Profit Participation Plan that will be modeled on the SICO Plan with respect to the 2003-2004 period, except that the 2005-2006 Plan will be administered by AIG and its costs will be borne directly by AIG. AIG has determined the number of units that will be granted to each AIG employee under the 2005-2006 Plan. However, the documentation for the new 2005-2006 Plan has not been finalized or approved and formal awards have not yet been issued.

204 : FORM 10-K

American International Group, Inc. and Subsidiaries

The following table summarizes information with respect to benefits under the forthcoming 2005-2006 Deferred Compensation Profit Participation Plan that will be awarded to the individuals named in the Summary Compensation Table once the 2005-2006 Plan is finalized.

Long-Term Incentive Plans

	Number of		Estimated Future
Name	Units(1)	Unit Award Period	Payouts(2)

Current
Martin J. Sullivan	4,000	Two years	64,000 Shares
Donald P. Kanak	3,500	Two years	56,000 Shares
Jay S. Wintrob	3,000	Two years	48,000 Shares
Richard W. Scott	950	Two years	15,200 Shares
Thomas R. Tizzio	3,000	Two years	48,000 Shares
Edmund S.W. Tse	4,000	Two years	64,000 Shares
Rodney O. Martin, Jr.	1,200	Two years	19,200 Shares
Kristian P. Moor	3,500	Two years	56,000 Shares
Win J. Neuger	3,400	Two years	54,400 Shares
Former
M.R. Greenberg	—	—	—
Howard I. Smith	—	—	—

(1)	Awards represent grants of units that will be made under the forthcoming 2005-2006 Deferred Compensation Profit Participation Plan with respect to the two-year period from January 1, 2005 through December 31, 2006. The number of shares of AIG Common Stock, if any, allocated to a unit for the benefit of a participant under the 2005-2006 Plan will be dependent primarily upon two factors: the growth in earnings per share of AIG during the 2005-2006 award period as compared to the 2003-2004 period and the book value of AIG at the end of the award period. As a result, the number of shares to be allocated with respect to units to be awarded for the 2005-2006 period and the value of such shares upon future payout cannot be determined at this time. See Note 2 below.
(2)	The number of shares to be allocated with respect to units to be awarded for the 2005-2006 period cannot be determined at this time. The ‘Estimated Future Payouts’ column represents the number of shares that would be contingently allocable to the named individuals if, at the end of 2006, the criteria used to allocate shares to units were the same as those used by the Board of Directors of SICO for the 2003-2004 period. However, any share allocation made under the 2005-2006 Plan will be made by the Compensation Committee of AIG’s Board of Directors. Before obtaining the right to a payout, no participant will have any equity interest with respect to shares allocated to him or her and the allocated shares will be subject to forfeiture under certain conditions, including the participant’s voluntary termination of employment with AIG prior to normal retirement age other than by death or disability.

Pension Benefits

     The executives named in the Summary Compensation Table participate in a series of retirement plans that provide retirement benefits to designated executives and key employees. Under the plans, annual retirement benefits, not to exceed 60 percent of Average Final Compensation, accrue at a rate of 2.4 percent of Average Final Compensation for each year of service or fraction thereof for each full month of active employment. The benefit payable under the plans is reduced by payments from Social Security and any payments from a qualified pension plan of a prior employer. Certain of the plans allow participants over the age of 70 1/2 the option to commence their benefits while still employed. The benefit cannot commence until at least one year after the date of such election.

FORM 10-K :  205

Annual amounts of normal retirement pension commencing at normal retirement age of 65 based upon Average Final Compensation and credited service under these retirement plans are illustrated in the following table:

Estimated Annual Pension at Age 65

Average
Final Compensation	10 Years	15 Years	20 Years	25 Years	30 Years	35 Years	40 Years

$125,000	$14,341	$23,244	$38,244	$53,244	$53,244	$53,244	$59,100
$150,000	17,904	32,244	50,244	68,244	68,244	68,244	73,350
$175,000	21,466	41,244	62,244	83,244	83,244	83,244	87,600
$200,000	26,244	50,244	74,244	98,244	98,244	98,244	101,850
$225,000	32,244	59,244	86,244	113,244	113,244	113,244	116,100
$250,000	38,244	68,244	98,244	128,244	128,244	128,244	130,350
$300,000	50,244	86,244	122,244	158,244	158,244	158,244	158,850
$375,000	68,244	113,244	158,244	203,244	203,244	203,244	203,244
$400,000	74,244	122,244	170,244	218,244	218,244	218,244	218,244
$500,000	98,244	158,244	218,244	278,244	278,244	278,244	278,244
$750,000	158,244	248,244	338,244	428,244	428,244	428,244	428,244
$1,000,000	218,244	338,244	458,244	578,244	578,244	578,244	578,244
$1,375,000	308,244	473,244	638,244	803,244	803,244	803,244	803,244

     The respective years of credited service for the individuals named in the Summary Compensation Table through December 31, 2004 are as follows: Sullivan — 25.4 years; Kanak — 12.5 years; Wintrob — 4.5 years; Scott — 10.33; Tizzio — 36.67 years; Tse — 43.5 years; Moor — 19.75 years; Neuger — 9.33 years; Smith — 20.3 years. For purposes of the plans, Average Final Compensation is the average pensionable salary of a participant during the three consecutive years in the last ten years of his credited service affording the highest such average, or during all of the years of his credited service if less than three years. Pensionable salary includes the regular salary paid by AIG and its subsidiaries and does not include amounts attributable to supplementary bonuses or overtime pay. For such named individuals, pensionable salary during 2004 was as follows: Sullivan — $675,962; Kanak — $655,000; Wintrob — $650,000; Scott — $525,000; Tizzio — $654,700; Tse — $661,156; Moor — $551,298; Neuger — $621,154; Smith — $631,154.

Mr. Martin has accrued an estimated annual benefit payable upon retirement at normal retirement age at 65 from all applicable AIG and AGC plans of $203,381.

Mr. Greenberg elected to commence his retirement plan benefits on October 1, 2004. His total annual benefit from the retirement plans is $1,637,532 payable in the form of a 100 percent joint and survivor annuity.

3. Relationships with Starr and SICO

A number of senior AIG executives, including the individuals named in the Summary Compensation Table, have historically held positions with, and received compensation from, Starr and SICO. Both companies own substantial amounts of AIG common stock and have had other relationships with AIG. For example, from time to time, Starr has offered members of AIG’s senior management the opportunity to purchase shares of its common stock and, since 1975, SICO has provided a series of two-year Deferred Compensation Profit Participation Plans to certain senior AIG employees. Consistent with AIG’s traditional presentation, the amount of AIG stock beneficially owned by Starr and SICO and the amount of Starr and SICO voting stock beneficially owned by AIG’s directors and executive officers is discussed in Item 12 (“Security Ownership of Certain Beneficial Owners and Management – Ownership of Certain Securities”), awards allocated under the SICO Plans are reflected in the Summary Compensation Table (in Section 2 of this Item 11) and other transactions between AIG, on the one hand, and Starr and SICO, on the other hand, are discussed in Item 13 (“Certain Relationships and Related Transactions – Certain Transactions”).

     AIG is currently in the process of unwinding and resolving various relationships with Starr and SICO. As a result, AIG’s executive officers no longer serve as officers or directors of SICO and Starr or their subsidiaries.

Payments and Benefits Provided by Starr and SICO

AIG intends to provide new or enhanced compensation opportunities to AIG employees in order to reflect the compensation and benefits previously provided by Starr and SICO. AIG is providing the following information to give a historical perspective of the payments made by Starr and SICO to AIG executive officers, including the executives named in the Summary Compensation Table. This table does not include the allocation of awards under the SICO Plans, because they are included in the Summary Compensation Table. The information in this table reflects the best information available to AIG, but AIG does not currently have full access to the books and records of Starr and SICO.

206 : FORM 10-K

American International Group, Inc. and Subsidiaries

Summary of Salary, Bonus and Directors Fees Paid by Starr and SICO*

			Bonus Amounts	Directors Fees
		Starr	Paid by SICO
Name	Year	Salary	and/or Starr	Starr	SICO

Current
Martin J. Sullivan	2004	$99,000	$100,000	$100,000	$50,000
	2003	91,385	75,000	100,000	50,000
	2002	66,000	50,000	100,000	50,000
Donald P. Kanak	2004	88,000	100,000	100,000	50,000
	2003	68,538	—	100,000	50,000
	2002	66,000	205,917	100,000	50,000
Jay S. Wintrob	2004	66,000	100,000	100,000	50,000
	2003	68,538	75,000	100,000	50,000
	2002	66,000	50,000	100,000	50,000
Richard W. Scott	2004	25,000	—	—	—
	2003	25,962	—	—	—
	2002	—	—	—	—
Thomas R. Tizzio	2004	62,000	62,000	100,000	50,000
	2003	87,231	62,000	100,000	50,000
	2002	84,000	62,000	100,000	50,000
Edmund S.W. Tse	2004	154,000	150,000	100,000	50,000
	2003	154,000	150,000	50,000	50,000
	2002	154,000	100,000	50,000	50,000
Rodney O. Martin, Jr.	2004	32,000	—	—	—
	2003	33,231	—	—	—
	2002	28,431	—	—	—
Kristian P. Moor	2004	77,000	125,000	100,000	50,000
	2003	79,962	100,000	100,000	50,000
	2002	66,000	50,000	100,000	50,000
Win J. Neuger	2004	281,000	75,000	100,000	50,000
	2003	283,538	50,000	100,000	50,000
	2002	281,000	40,000	100,000	50,000
Former
M.R. Greenberg	2004	380,000	2,630,000	100,000	50,000
	2003	394,615	2,128,000	100,000	50,000
	2002	468,000	3,128,000	100,000	50,000
Howard I. Smith	2004	165,000	150,000	100,000	50,000
	2003	171,346	100,000	100,000	50,000
	2002	154,000	100,000	100,000	50,000
All Executive Officers of AIG as a Group	2004	1,339,250	1,119,000	1,300,000	650,000
	2003	1,337,183	784,000	1,250,000	650,000
	2002	1,258,681	1,059,917	1,250,000	650,000

*	Payments made by Starr or SICO for services provided to AIG are also included in the Summary Compensation table herein.

     Starr and SICO also provided perquisites or other personal benefits to AIG executives for their services to Starr and SICO. The preceding table does not include the incremental cost of these benefits because AIG does not currently have access to complete information.

Existing SICO Plans

The following table summarizes information with respect to the number of shares of AIG Common Stock that would be received by the individuals named in the Summary Compensation Table upon retirement after age 65 pursuant to all existing SICO Deferred Compensation Profit Participation Plans.

Existing SICO Deferred Compensation

Profit Participation Plans

Name	Number of Shares(1)

Current
Martin J. Sullivan	192,033
Donald P. Kanak	121,439
Jay S. Wintrob	96,000
Richard W. Scott	21,600
Thomas R. Tizzio	873,317
Edmund S.W. Tse	535,543
Rodney O. Martin, Jr.	26,800
Kristian P. Moor	169,265
Win J. Neuger	231,481
Former
M.R. Greenberg	3,680,759
Howard I. Smith	424,403

FORM 10-K :  207

(1)	As discussed in the notes to the Summary Compensation Table, until retirement after age 65 or early payout under certain circumstances, the named individuals have no dividend or voting rights with respect to these shares.

Investments in Starr

Starr from time to time offered members of AIG’s senior management the opportunity to purchase shares of its common stock. Book value was used to determine the purchase price, and the shares have generally paid cash dividends as well as dividends in the form of non-voting preferred shares.

     The Starr common and preferred shares are subject to agreements that limit their transferability and give Starr the right, and in some cases the obligation, to repurchase the shares after a holder ceases to be an employee of Starr and substantially all of Starr’s affiliated or associated companies. The repurchase price is generally based on the adjusted book value of the common shares and the sum of the liquidation value and unpaid dividends of the preferred shares. However, Starr can repurchase the shares for a substantially lower price if a holder voluntarily departs (without the approval of Starr’s board of directors) before the holder turns 60 or, for holders voluntarily departing between 60 and 65, if the holder competes with Starr, or Starr’s affiliated or associated companies before turning 65.

     During 2004, Starr offered a total of 1,125 shares of its common stock to AIG employees. Mr. Sullivan purchased 125 shares, Mr. Kanak purchased 250 shares and Mr. Bensinger purchased 125 shares, respectively, at a purchase price of $300 per share. As of January 1, 2005, Messrs. Sullivan, Neuger and Smith purchased an additional 125 shares each at a purchase price of $300 per share.

The following table sets forth information with respect to the Starr holdings of the individuals named in the Summary Compensation Table, as of January 1, 2005.

		Liquidation Value of		Cash
		Preferred Shares		Dividends
	Total
	Purchase	Increase in		Paid in
Name	Price(1)	2004	Total	2004

Current
Martin J. Sullivan	$337,500	$2,475,000	$10,062,500	$393,375
Donald P. Kanak	300,000	1,650,000	8,250,000	308,000
Jay S. Wintrob	225,000	1,650,000	7,275,000	288,750
Richard W. Scott	37,500	275,000	550,000	41,500
Thomas R. Tizzio	450,000	3,850,000	32,060,000	815,100
Edmund S.W. Tse	525,000	3,850,000	26,663,750	770,337
Rodney O. Martin, Jr.	75,000	550,000	1,600,000	88,000
Kristian P. Moor	262,500	1,925,000	9,237,500	344,375
Win J. Neuger	225,000	1,650,000	8,000,000	296,000
Former
M.R. Greenberg	1,200,000	8,800,000	121,375,000	2,775,250
Howard I. Smith	562,500	4,125,000	26,646,250	806,463
All Executive Officers of AIG as a Group	3,975,000	29,150,000	175,923,750	4,427,282

(1)	Reflects cumulative purchase price paid by the holder from time to time through December 31, 2004.
(2)	Martin J. Sullivan and Donald P. Kanak purchased 125 shares and 250 shares, respectively, of Starr common stock at a purchase price of $300 per share in 2004. As of January 1, 2005, each of Martin J. Sullivan, Win J. Neuger and Howard I. Smith purchased an additional 125 shares of Starr common stock at a purchase price of $300 per share.

208 : FORM 10-K

American International Group, Inc. and Subsidiaries

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management

Ownership of Certain Securities

     The only persons who, to the knowledge of AIG, own in excess of five percent of the Common Stock of AIG are FMR Corp., 82 Devonshire Street, Boston, Massachusetts 02109, which filed a Schedule 13G on February 14, 2005, with respect to the 161,203,013 shares of AIG Common Stock held by it, and SICO. According to the Schedule 13G filed by FMR Corp., it is the parent company of various entities (collectively, “Fidelity”) that provide investment advisory and management services to the Fidelity Group of mutual funds. The FMR Corp. Schedule 13G states that Fidelity is the beneficial owner of an aggregate of 5.672 percent of the outstanding AIG Common Stock, 147,737,387 shares as a result of providing these services to the funds, and that Fidelity International Limited, which operates as an entity separate from FMR Corp. and Fidelity, is the beneficial owner of 6,949,031 shares of AIG Common Stock. At March 31, 2005, SICO (which has executive offices at Clifton House, Lower Fitzwilliam Street, Dublin 2, Ireland) held 310,905,397 shares, or 11.98 percent, of the outstanding AIG Common Stock. The Starr Foundation and Starr (both having executive offices at 70 Pine Street, New York, New York) held 50,529,531 shares and 47,337,246 shares (including 18,644,278 shares held by the C.V. Starr & Co., Inc. Trust), or 1.95 percent and 1.82 percent, respectively, of the outstanding AIG Common Stock on that date.

The following table summarizes the ownership of equity securities of AIG, Starr, and SICO by the directors, by the current and former executive officers named in the Summary Compensation Table (as set forth in Item 11 under the heading “Compensation of Directors and Executive Officers”), and by the directors and current executive officers as a group.

Equity Securities of AIG, Starr and SICO

Owned Beneficially as of March 31, 2005(1)(2)

				Starr Common Stock		SICO Voting Stock

	AIG Common Stock			Amount		Amount
				and		and
	Amount and Nature of			Nature of		Nature of
	Beneficial	Percent		Beneficial	Percent	Beneficial	Percent
Director or Executive Officer	Ownership(3)(4)(5)(6)	of Class		Ownership(7)	of Class	Ownership	of Class

M. Bernard Aidinoff	85,808		(8)	—	—	—	—
Pei-yuan Chia	58,624		(8)	—	—	—	—
Marshall A. Cohen	75,595		(8)	—	—	—	—
William S. Cohen	2,500		(8)	—	—	—	—
Martin S. Feldstein	73,829		(8)	—	—	—	—
Ellen V. Futter	58,742		(8)	—	—	—	—
M.R. Greenberg	46,467,855	1.79		4,000	17.11	10	8.33
Stephen L. Hammerman	0	—		—	—	—	—
Carla A. Hills	112,188		(8)	—	—	—	—
Frank J. Hoenemeyer	72,363		(8)	—	—	—	—
Richard C. Holbrooke	15,800		(8)	—	—	—	—
Donald P. Kanak	98,669		(8)	1,000	4.28	—	—
Rodney O. Martin, Jr.	786,059	.03		250	1.07	—	—
Kristian P. Moor	87,119		(8)	1,000	4.28	—	—
Win J. Neuger	208,947		(8)	875	3.74	—	—
Richard W. Scott	437,153	.02		250	1.07	—	—
Howard I. Smith	509,564	.02		2,000	8.56	10	8.33
Martin J. Sullivan	129,791		(8)	1,250	5.35	—	—
Thomas R. Tizzio	943,185	.04		1,250	5.35	10	8.33
Edmund S.W. Tse	1,337,017	.05		1,750	7.49	10	8.33
Jay S. Wintrob	2,087,515	.08		750	3.21	—	—
Frank G. Zarb	16,900		(8)	—	—	—	—
All Directors and Executive Officers of AIG as a Group (39 individuals)	55,447,089	2.13		18,875	74.87	40	33.32

(1)	Additional information with respect to the Starr common and preferred stock can be found in Item 11 under the heading “3. Relationships with Starr and SICO.” George L. Miles, Jr. and Morris W. Offit were elected to the Board of Directors subsequent to March 31, 2005. Neither of Messrs. Miles or Offit beneficially own any equity securities of AIG, Starr or SICO.
(2)	Amounts of equity securities of Starr and SICO shown represent shares as to which the individual has sole voting and investment power. With respect to shares of AIG Common Stock, totals include shares as to which the individual shares voting and investment power as follows: Feldstein — 23,727 shares with his wife, Greenberg — 41,399,802 shares with his wife and 103,082 shares with co- trustees, Tse — 3,555 shares with his wife, and all directors and executive officers of AIG as a group — 42,061,880 shares.
(3)	Amount of equity securities shown includes shares of AIG Common Stock subject to options which may be exercised within 60 days as follows: Aidinoff — 36,593 shares, Chia — 36,593 shares, M. Cohen — 36,593 shares, Feldstein — 15,500 shares, Futter — 57,686 shares, Greenberg —

FORM 10-K :  209

3,120,311 shares, Hills — 68,233 shares, Hoenemeyer — 15,500 shares, Kanak — 74,953 shares, Martin — 723,672, Moor — 83,974, Neuger — 112,811, Scott — 399,983 shares, Smith — 290,155 shares, Sullivan — 90,750 shares, Tizzio — 333,281, Tse — 393,593 shares, Wintrob — 741,870 shares, and all directors and executive officers of AIG as a group — 8,415,340 shares. Amount of equity securities shown excludes 500 shares granted to each non-employee director during 2004 with delivery deferred until retirement from the Board.
(4)	Amount of shares shown for each of Mr. Greenberg and Mr. Smith does not include 18,644,278 shares held as trustee for the C.V. Starr & Co., Inc. Trust, as to which each of them disclaims beneficial ownership. Inclusion of these shares would increase the percentage ownership of AIG Common Stock shown above for each of them by .72 percent.
(5)	Amount of equity securities shown also excludes the following securities owned by members of the named individual’s immediate family as to which securities such individual has disclaimed beneficial ownership: Aidinoff — 2,364 shares, Chia — 403 shares, Hills — 750 shares, Martin — 1,125 shares, Scott — 1,700 shares, Sullivan — 424 shares, Tizzio — 54,266 shares, Wintrob — 4,009 shares, Zarb — 4,945 shares, and all directors and executive officers of AIG as a group — 18,779,268 shares.
(6)	Amount of shares shown for Mr. Greenberg also excludes 4,909,940 shares owned directly by Starr (representing 17.11 percent of the shares owned directly by Starr) as to which Mr. Greenberg disclaims beneficial ownership.
(7)	As of January 31, 2005, Starr also had outstanding 6,000 shares of Common Stock Class B, a non-voting stock, 3,838 shares of Preferred Stock, Series X-1 and 220 shares of Special Preferred Stock, Series One. None of the named individuals holds such shares. As of January 31, 2005, the named individuals beneficially owned the following aggregate shares of various series of Starr Preferred Stock (out of an aggregate total outstanding of 393,233 shares): Greenberg 118,000; Kanak (4,375); Martin (750); Moor (5,250); Neuger (4,375); Scott (250); Smith (20,250); Sullivan (5,725); Tizzio (28,375); Tse (20,500); and Wintrob (3,750). These named individuals received dividends of Starr Series W Preferred Stock in 2004 out of a total issued of 29,500 shares as follows: Greenberg (4,000); Kanak (1,000); Martin (250); Moor (875); Neuger (750); Scott (250); Smith (1,750); Sullivan (1,125); Tizzio (1,500); Tse (1,750) and Wintrob (750). Mr. Greenberg also beneficially owned 100 shares of Starr’s 5% Senior Preferred Stock as of January 31, 2005. Additional information with respect to the Starr preferred stock can be found under Item 11, under the heading “3. Relationships with Starr and SICO.”
(8)	Less than .01 percent.

     At March 31, 2005, Mr. Greenberg and Mr. Tizzio owned 56,250 shares and 87,068 shares, respectively, of Transatlantic common stock and the named individuals also held options which may be exercised within 60 days with respect to shares of Transatlantic and 21st Century as follows: Transatlantic common stock, $1.00 par value per share: Greenberg — 137,500 shares, Smith — 29,374 shares and Tizzio — 54,686 shares; 21st Century common stock, without par value: Smith — 36,000 shares.

Equity Compensation Plan Information

The following table provides information as of December 31, 2004, regarding equity compensation plans under which equity securities of AIG are authorized for issuance:

					Number of Securities
					Remaining Available
			Weighted-		for Future Issuance
		Number of Securities to	Average Exercise		Under Equity
		be Issued Upon	Price of		Compensation Plans
		Exercise of Outstanding	Outstanding		(Excluding Securities
		Options, Warrants and	Options, Warrants		Reflected in the
	Plan Category	Rights(1)	and Rights(1)		Second Column)

Equity compensation plans approved by security holders	1991 Employee Stock Option Plan	6,697,067	41.68		—
	Amended and Restated 1999 Stock Option Plan	21,719,486	66.47		23,164,449
	Amended and Restated 2002 Stock Incentive Plan	1,368,020	64.81	(2)	16,631,980	(3)
	Director Stock Plan	8,375	—		91,250
Equity compensation plans not approved by security holders	Option Plan for Directors(4)	243,125	20.33		—
Total		30,036,073	60.29	(5)	39,887,679

(1)	In connection with acquisition transactions, options with respect to 26,046,450 shares were outstanding as a result of AIG’s assumption of options granted by the acquired entities, at a weighted average option exercise price of $42.46 per share. AIG has not made, and will not make, any future grants or awards of equity securities under the plans of these acquired companies.
(2)	Weighted average value of restricted stock units at date of grant.
(3)	An additional 1,000,000 shares become available for grant or award in each year pursuant to the terms of the Amended and Restated 2002 Stock Incentive Plan.
(4)	Effective with the approval of the 1999 Stock Option Plan by the Board of Directors in September 1999, option grants to directors were made pursuant to that plan. Prior thereto, options were granted to directors under the Option Plan for Directors. Under such plan, options were granted at an option price equal to the fair market value of AIG Common Stock on the date of grant, vesting after one year and exercisable for nine years thereafter.
(5)	Excludes restricted stock units.

210 : FORM 10-K

American International Group, Inc. and Subsidiaries

ITEM 13.	Certain Relationships and Related Transactions

Certain Transactions

Certain transactions in 2004 effected in the ordinary course of business between AIG and its subsidiaries and SICO and Starr are summarized in the following table:

	SICO and	Starr and
	Subsidiaries	Subsidiaries

	(In thousands)
AIG and Subsidiaries Paid:
For production of insurance business*	$—	$204,800
For services **	1,400	262
Rentals	4,000	39
AIG and Subsidiaries Received:
For services **	619	22,100
Rentals	11	1,900

*	From these payments, which constituted approximately 52 percent of Starr’s consolidated gross revenues for the year, Starr is generally required to pay its operating expenses as well as commissions due originating brokers. The amounts are paid at terms not greater than those available to unaffiliated parties, and represent approximately 0.2 percent of the gross revenues of AIG.

**	These services are provided and obtained at a price which, in the opinion of the management of AIG, does not exceed the price of obtaining such services from unaffiliated sources.

     Starr from time to time offered members of AIG’s senior management the opportunity to purchase shares of its common stock. Information regarding purchases of Starr securities can be found in Item 11. under the heading “Relationships with Starr and SICO.”

ITEM 14.	Principal Accounting Fees and Services

AIG’s Audit Committee adopted a policy for pre-approval of audit and permitted non-audit services by PricewaterhouseCoopers LLP during 2003. Under the policy, the Audit Committee approves categories of services and fee caps for each category. The pre-approved services include: audit services, such as financial statement audits, regulatory filings and attestation services; audit-related services, such as employee benefit plan audits, due diligence, control reviews and GAAP consultations; tax services, such as tax compliance and consulting, transfer pricing, customs and duties and expatriate tax services, and other permitted non-audit services, such as information resources and training. No expenditure may exceed the dollar caps without the separate specific approval of the Audit Committee.

Fees Paid to Independent Registered Public Accounting Firm

The following table shows information about fees paid by AIG to PricewaterhouseCoopers LLP.

	2004	2003
	(in millions)	(in millions)

Fees paid by AIG:
Audit fees(a)	$66.7	$33.7
Audit-related fees(b)	1.4	2.2
Tax fees(c)	6.9	7.0
All other fees(d)	2.7	1.9

(a)	Includes in 2004 fees related to the audit of the consolidated financial statements, including restatements included therein, and on Management’s Report on Internal Control over Financial Reporting.
(b)	Audit-related fees are fees in respect of assurance and related services that are traditionally performed by independent auditors, including: employee benefit plan audits; due diligence related to mergers and acquisitions; accounting consultations and audits in connection with acquisitions; internal control reviews; and consultation concerning financial accounting and reporting standards.
(c)	Tax fees are fees in respect of tax return preparation and consultation on tax matters (including tax return preparation and consultation on tax matters for expatriate employees), tax advice relating to transactions and other tax planning and advice.
(d)	All other fees include: assistance with information technology; providing access to information resources; training; reports on internal controls pursuant to SAS 70; and compliance reviews under AIMR.

FORM 10-K :  211

     The services provided by PricewaterhouseCoopers LLP and the fees paid by AIG were authorized and approved by the Audit Committee in compliance with the pre-approval policy and procedures described above. None of the non-audit services performed by PricewaterhouseCoopers LLP were approved under the Securities and Exchange Commission’s de minimis exception to audit committee pre-approval.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

     (a) Financial Statements and Schedules. See accompanying Index to Financial Statements.

     (b) Exhibits. See accompanying Exhibit Index.

212 : FORM 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York, on the 27th of May, 2005.

AMERICAN INTERNATIONAL GROUP, INC.

By	/s/ MARTIN J. SULLIVAN

(Martin J. Sullivan, President and Chief Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Martin J. Sullivan, Donald P. Kanak and Steven J. Bensinger, and each of them severally, his or her true and lawful attorney-in-fact, with full power of substitution and resubstitution, to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons in the capacities indicated on the 27th of May, 2005.

Signature	Title

/s/ MARTIN J. SULLIVAN (Martin J. Sullivan)	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ STEVEN J. BENSINGER (Steven J. Bensinger)	Executive Vice President, Chief Financial Officer Treasurer and Comptroller (Principal Financial Officer and Principal Accounting Officer)

/s/ M. BERNARD AIDINOFF (M. Bernard Aidinoff)	Director

/s/ PEI-YUAN CHIA (Pei-yuan Chia)	Director

/s/ MARSHALL A. COHEN (Marshall A. Cohen)	Director

/s/ WILLIAM S. COHEN (William S. Cohen)	Director

/s/ MARTIN S. FELDSTEIN (Martin S. Feldstein)	Director

/s/ ELLEN V. FUTTER (Ellen V. Futter)	Director

FORM 10-K :  213

Signature	Title

(M.R. Greenberg)	Director

(Stephen L. Hammerman)	Director

/s/ CARLA A. HILLS (Carla A. Hills)	Director

/s/ FRANK J. HOENEMEYER (Frank J. Hoenemeyer)	Director

/s/ RICHARD C. HOLBROOKE (Richard C. Holbrooke)	Director

/s/ DONALD P. KANAK (Donald P. Kanak)	Director

(George L. Miles, Jr.)	Director

(Morris W. Offit)	Director

(Howard I. Smith)	Director
/s/ EDMUND S.W. TSE (Edmund S.W. Tse)	Director

/s/ FRANK G. ZARB (Frank G. Zarb)	Director

214 : FORM 10-K

EXHIBIT INDEX

Exhibit
Number	Description		Location

2	Plan of acquisition, reorganization, arrangement, liquidation or succession
	Agreement and Plan of Merger, dated as of May 11, 2001, among American International Group, Inc., Washington Acquisition Corporation and American General Corporation		Incorporated by reference to Exhibit 2.1(i)(a) to AIG’s Registration Statement on Form S-4 (File No. 333-62688).
3(i)(a)	Restated Certificate of Incorporation of AIG		Incorporated by reference to Exhibit 3(i) to AIG’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-8787).
3(i)(b)	Certificate of Amendment of Certificate of Incorporation of AIG, filed June 3, 1998		Incorporated by reference to Exhibit 3(i) to AIG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-8787).
3(i)(c)	Certificate of Merger of SunAmerica Inc. with and into AIG, filed December 30, 1998 and effective January 1, 1999		Incorporated by reference to Exhibit 3(i) to AIG’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-8787).
3(i)(d)	Certificate of Amendment of Certificate of Incorporation of AIG, filed June 5, 2000		Incorporated by reference to Exhibit 3(i)(c) to AIG’s Registration Statement on Form S-4 (File No. 333-45828).
3(ii)	By-laws of AIG		Incorporated by reference to Exhibit 3.1 to AIG’s Current Report on Form 8-K filed with the SEC on March 17, 2005 (File No. 1-8787).
4	Instruments defining the rights of security holders, including indentures
Certain instruments defining the rights of holders of long- term debt securities of AIG and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. AIG hereby undertakes to furnish to the Commission, upon request, copies of any such instruments.

9	Voting Trust Agreement		None.
10	Material contracts*
	(1)	AIG 1969 Employee Stock Option Plan and Agreement Form	Filed as exhibit to AIG’s Registration Statement (File No. 2-44043) and incorporated herein by reference.
	(2)	AIG 1972 Employee Stock Option Plan	Filed as exhibit to AIG’s Registration Statement (File No. 2-44702) and incorporated herein by reference.
	(3)	AIG 1972 Employee Stock Purchase Plan	Filed as exhibit to AIG’s Registration Statement (File No. 2-44043) and incorporated herein by reference.
	(4)	AIG 1984 Employee Stock Purchase Plan	Filed as exhibit to AIG’s Registration Statement (File No. 2-91945) and incorporated herein by reference.
	(5)	AIG Amended and Restated 1996 Employee Stock Purchase Plan	Filed as exhibit to AIG’s Definitive Proxy Statement dated April 4, 2003 (File No. 1-8787) and incorporated herein by reference.
	(6)	AIG 2003 Japan Employee Stock Purchase Plan	Incorporated by reference to Exhibit 4 to AIG’s Registration Statement on Form S-8 (File No. 333-111737).
	(7)	AIG 1977 Stock Option and Stock Appreciation Rights Plan	Filed as exhibit to AIG’s Registration Statement (File No. 2-59317) and incorporated herein by reference.
	(8)	AIG 1982 Employee Stock Option Plan	Filed as exhibit to AIG’s Registration Statement (File No. 2-78291) and incorporated herein by reference.
	(9)	AIG 1987 Employee Stock Option Plan	Filed as exhibit to AIG’s Definitive Proxy Statement dated April 6, 1987 (File No. 0-4652) and incorporated herein by reference.
	(10)	AIG 1991 Employee Stock Option Plan	Filed as exhibit to AIG’s Definitive Proxy Statement dated April 4, 1997 (File No. 1-8787) and incorporated herein by reference.
	(11)	AIG Amended and Restated 1999 Stock Option Plan	Filed as exhibit to AIG’s Definitive Proxy Statement dated April 4, 2003 (File No. 1-8787) and incorporated herein by reference.

*	All material contracts are management contracts or compensatory plans or arrangements.

FORM 10-K :  215

Exhibit
Number	Description		Location

	(12)	Form of Stock Option Grant Agreement under the AIG Amended and Restated 1999 Stock Option Plan	Incorporated by reference to Exhibit 10(a) to AIG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-8787).
	(13)	AIG Amended and Restated 2002 Stock Incentive Plan	Incorporated by reference to Exhibit 4(a) to AIG’s Registration Statement on Form S-8 (File No. 333-101967).
	(14)	Form of Restricted Stock Unit Award Agreement under the AIG Amended and Restated 2002 Stock Incentive Plan	Incorporated by reference to Exhibit 10(b) to AIG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-8787).
	(15)	AIG Executive Deferred Compensation Plan	Incorporated by reference to Exhibit 4(a) to AIG’s Registration Statement on Form S-8 (File No. 333-101640).
	(16)	AIG Supplemental Incentive Savings Plan	Incorporated by reference to Exhibit 4(b) to AIG’s Registration Statement on Form S-8 (File No. 333-101640).
	(17)	AIG Director Stock Plan	Filed as an exhibit to AIG’s Definitive Proxy Statement dated April 5, 2004 (File No. 1-8787) and incorporated herein by reference.
	(18)	AIG Chief Executive Officer Annual Compensation Plan	Filed as an exhibit to AIG’s Definitive Proxy Statement dated April 5, 2004 (File No. 1-8787) and incorporated herein by reference.
	(19)	AIRCO 1972 Employee Stock Option Plan	Incorporated by reference to AIG’s Joint Proxy Statement and Prospectus (File No. 2-61994).
	(20)	AIRCO 1977 Stock Option and Stock Appreciation Rights Plan	Incorporated by reference to AIG’s Joint Proxy Statement and Prospectus (File No. 2-61994).
	(21)	Purchase Agreement between AIA and Mr. E.S.W. Tse.	Incorporated by reference to Exhibit 10(l) to AIG’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-8787).
	(22)	Retention and Employment Agreement between AIG and Jay S. Wintrob	Incorporated by reference to Exhibit 10(m) to AIG’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-8787).
	(23)	SunAmerica Inc. 1988 Employee Stock Plan	Incorporated by reference to Exhibit 4(a) to AIG’s Registration Statement on Form S-8 (File No. 333-70069).
	(24)	SunAmerica 1997 Employee Incentive Stock Plan	Incorporated by reference to Exhibit 4(b) to AIG’s Registration Statement on Form S-8 (File No. 333-70069).
	(25)	SunAmerica Nonemployee Directors’ Stock Option Plan	Incorporated by reference to Exhibit 4(c) to AIG’s Registration Statement on Form S-8 (File No. 333-70069).
	(26)	SunAmerica 1995 Performance Stock Plan	Incorporated by reference to Exhibit 4(d) to AIG’s Registration Statement on Form S-8 (File No. 333-70069).
	(27)	SunAmerica Inc. 1998 Long-Term Performance-Based Incentive Plan For the Chief Executive Officer	Incorporated by reference to Exhibit 4(e) to AIG’s Registration Statement on Form S-8 (File No. 333-70069).
	(28)	SunAmerica Inc. Long-Term Performance-Based Incentive Plan Amended and Restated 1997	Incorporated by reference to Exhibit 4(f) to AIG’s Registration Statement on Form S-8 (File No. 333-70069).
	(29)	SunAmerica Five Year Deferred Cash Plan	Incorporated by reference to Exhibit 4(a) to AIG’s Registration Statement on Form S-8 (File No. 333-31346).
	(30)	SunAmerica Executive Savings Plan	Incorporated by reference to Exhibit 4(b) to AIG’s Registration Statement on Form S-8 (File No. 333-31346).
	(31)	HSB Group, Inc. 1995 Stock Option Plan	Incorporated by reference to Exhibit 10(iii)(f) to HSB’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-13135).
	(32)	HSB Group, Inc. 1985 Stock Option Plan	Incorporated by reference to Exhibit 10(iii)(a) HSB’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 1-13135).

216 : FORM 10-K

Exhibit
Number	Description		Location

	(33)	HSB Group, Inc. Employee’s Thrift Incentive Plan	Incorporated by reference to Exhibit 4(i)(c) to The Hartford Steam Boiler Inspection and Insurance Company’s Registration Statement on Form S-8 (File No. 33-36519).
	(34)	American General Corporation 1984 Stock and Incentive Plan	Incorporated by reference to Exhibit 10.1 to American General Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-7981).
	(35)	Amendment to American General Corporation 1984 Stock and Incentive Plan (January 2000)	Incorporated by reference to Exhibit 10.2 to American General Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-7981).
	(36)	American General Corporation 1994 Stock and Incentive Plan (January 2000)	Incorporated by reference to Exhibit 10.2 to American General Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-7981).
	(37)	Amendment to American General Corporation 1994 Stock and Incentive Plan (January 1999)	Incorporated by reference to Exhibit 10.4 to American General Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-7981).
	(38)	Amendment to American General Corporation 1994 Stock and Incentive Plan (January 2000)	Incorporated by reference to Exhibit 10.5 to American General Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-7981).
	(39)	Amendment to American General Corporation 1994 Stock and Incentive Plan (November 2000)	Incorporated by reference to Exhibit 10.1 to American General Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-7981).
	(40)	American General Corporation 1997 Stock and Incentive Plan	Incorporated by reference to Exhibit 10.3 to American General Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-7981).
	(41)	Amendment to American General Corporation 1997 Stock and Incentive Plan (January 1999)	Incorporated by reference to Exhibit 10.7 to American General Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-7981).
	(42)	Amendment to American General Corporation 1997 Stock and Incentive Plan (November 2000)	Incorporated by reference to Exhibit 10.2 to American General Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-7981).
	(43)	American General Corporation 1999 Stock and Incentive Plan	Incorporated by reference to Exhibit 10.4 to American General Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-7981).
	(44)	Amendment to American General Corporation 1999 Stock and Incentive Plan (January 1999)	Incorporated by reference to Exhibit 10.9 to American General Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-7981).
	(45)	Amendment to American General Corporation 1999 Stock and Incentive Plan (November 2000)	Incorporated by reference to Exhibit 10.3 to American General Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-7981).
	(46)	Amended and Restated American General Corporation Deferred Compensation Plan (12/11/00)	Incorporated by reference to Exhibit 10.13 to American General Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-7981).
	(47)	Amended and Restated Restoration of Retirement Income Plan for Certain Employees Participating in the Restated American General Retirement Plan (Restoration of Retirement Income Plan) (12/31/98)	Incorporated by reference to Exhibit 10.14 to American General Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-7981).
	(48)	Amended and Restated American General Supplemental Thrift Plan (12/31/98)	Incorporated by reference to Exhibit 10.15 to American General Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-7981).
	(49)	American General Employees’ Thrift and Incentive Plan (restated July 1, 2001)	Incorporated by reference to Exhibit 4(a) to AIG’s Registration Statement on Form S-8 (File No. 333-68640).

FORM 10-K :  217

Exhibit
Number	Description		Location

	(50)	American General Agents’ and Managers’ Thrift and Incentive Plan (restated July 1, 2001)	Incorporated by reference to Exhibit 4(b) to AIG’s Registration Statement on Form S-8 (File No. 333-68640).
	(51)	CommLoCo Thrift Plan (restated July 1, 2001)	Incorporated by reference to Exhibit 4(c) to AIG’s Registration Statement on Form S-8 (File No. 333-68640).
	(52)	Western National Corporation 1993 Stock and Incentive Plan, as amended	Incorporated by reference to Exhibit 10.18 to Western National Corporation’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-12540).
	(53)	USLIFE Corporation 1991 Stock Option Plan, as amended	Incorporated by reference to USLIFE Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (File No. 1-5683).
	(54)	Employment Agreement, Amendment to Employment Agreement, and Split-Dollar Agreement, including Assignment of Life Insurance Policy as Collateral, with Rodney O. Martin, Jr.	Incorporated by reference to Exhibit 10(xx) to AIG’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-8787).
	(55)	Employment Arrangements with Richard W. Scott
		(a) Employment Agreement	Incorporated by reference to Exhibit 10.3 to American General Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 1-7981).
		(b) Change in Control Severance Agreement	Incorporated by reference to Exhibit 10.32 to American General Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-7981).
		(c) Amendment to Employment Arrangements	Incorporated by reference to Exhibit 10(zz)(iii) to AIG’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-8787.)
	(56)	Letter from AIG to Martin J. Sullivan, dated March 16, 2005	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on March 17, 2005 (File No. 1-8787).
	(57)	Letter from AIG to Donald P. Kanak, dated March 16, 2005	Incorporated by reference to Exhibit 10.2 to AIG’s Current Report on Form 8-K filed with the SEC on March 17, 2005 (File No. 1-8787).
	(58)	Letter from AIG to Steven J. Bensinger, dated March 16, 2005.	Incorporated by reference to Exhibit 10.3 to AIG’s Current Report on Form 8-K filed with the SEC on March 17, 2005 (File No. 1-8787).
11	Statement re computation of per share earnings		Included in Note 1(y) of Notes to Financial Statements.
12	Statements re computation of ratios		Filed herewith.
13	Annual report to security holders		Not required to be filed.
16	Letter re change in certifying accountant		None.
18	Letter re change in accounting principles		None.
21	Subsidiaries of the Registrant		Filed herewith.
23	Consent of PricewaterhouseCoopers LLP		Filed herewith.
24	Power of attorney		Included on the signature page hereof.
31	Rule 13a-14(a)/15d-14(a) Certifications		Filed herewith.
32	Section 1350 Certifications		Filed herewith.
99	Additional exhibits		None.

218 : FORM 10-K