Form 10-Q/A
period 2004-03-31
AMERICAN INTERNATIONAL GROUP INC
filed 2005-06-28
CIK 5272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

Explanatory Note

     This Form 10-Q/A for the Quarterly Period ended March 31, 2004 is being filed for the purpose of amending Items 1, 2, 3 and 4 of Part I and Item 6 of Part II of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 of American International Group, Inc. (AIG) to reflect the restatement of AIG’s financial results described herein for the quarterly periods ended March 31, 2004 and 2003. All other Items of the original filing on Form 10-Q for the quarterly period ended March 31, 2004, made on May 10, 2004, are unaffected by the changes described above and such items have not been included in this Amendment.

     Information in this Form 10-Q/A is generally stated as of March 31, 2004 and generally does not reflect any subsequent information or events other than the restatement and the fourth quarter 2004 changes in estimates, except that in certain cases forward looking statements have been revised to reflect events and developments subsequent to March 31, 2004. Current information with respect to AIG is contained in its Form 10-K for the year ended December 31, 2004 (2004 Form 10-K) and other filings with the Securities and Exchange Commission (SEC) with respect to subsequent periods.

Restatement of Previously Issued Financial Statements

     Subpoenas. In February 2005, AIG received subpoenas from the Office of the Attorney General for the State of New York (NYAG) and the SEC relating to investigations into the use of non-traditional insurance products and certain assumed reinsurance transactions and AIG’s accounting for such transactions. The United States Department of Justice and various state regulators are also investigating related issues. During these investigations, in March 2005, AIG’s then Chairman and Chief Executive Officer retired. In addition, AIG’s then Chief Financial Officer was terminated for failure to cooperate in the investigations. Subsequently, certain other AIG executives, including its former comptroller, were terminated for similar reasons. On May 26, 2005, the NYAG and the New York Superintendent of Insurance filed a civil complaint against AIG relating to these investigations. For more information on these investigations, see Item 3. Legal Proceedings in AIG’s 2004 Form 10-K.

     Internal Review. In connection with the preparation of AIG’s consolidated financial statements included in AIG’s 2004 Form 10-K, AIG’s current management initiated an internal review of AIG’s books and records, which was substantially expanded in mid-March 2005. The internal review, conducted under the direction of current senior management, with the oversight of the Audit Committee of the Board of Directors, spanned AIG’s major business units globally, and included a review of information and a number of transactions from 2000 to the present. In certain cases, items in periods prior to 2000 were examined due to the nature of the transactions under review. The business units subject to review were Domestic General Insurance, Foreign General Insurance, Reinsurance, Financial Services, Domestic and Foreign Life Insurance & Retirement Services and Asset Management. The internal review encompassed AIG’s books and records, thousands of files and e-mails and interviews with current and former employees and members of management. Management believes that the scope and process of its internal review was sufficient to identify issues of a material nature that could affect AIG’s financial statements.

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

     Restatement. AIG has restated its financial statements for the years ended December 31, 2003, 2002, 2001 and 2000, the quarters ended March 31, June 30 and September 30, 2004 and 2003 and the quarter ended December 31, 2003. AIG’s previously issued financial statements for these and prior periods should no longer be relied upon. See Selected Financial Data, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 of Notes to Financial Statements in the 2004 Form 10-K and Note 2 of Notes to Financial Statements included herein for a discussion of the restatement and a reconciliation of previously reported amounts to the restated amounts.

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

Fourth Quarter 2004 Changes in Estimates

     In addition, AIG has determined that certain accounts should be adjusted for the year ended December 31, 2004 to reflect changes in estimates made in the fourth quarter of 2004. The aggregate effect of these changes in estimates resulted in an after tax charge of approximately $1.19 billion. Most significant of the changes in estimates was an after tax charge of $850 million representing an increase in reserve for asbestos and environmental losses and loss expenses. See “Fourth Quarter 2004 Changes in Estimates” and Note 1(cc) of Notes to Financial Statements in AIG’s 2004 Form 10-K.

Recent Developments

AIG’s Credit Ratings

The recent downgrades in AIG’s credit ratings will increase AIG’s borrowing costs, may lessen AIG’s ability to compete in certain businesses and will require AIG to post additional collateral.

     From March through June of 2005, the major rating agencies downgraded AIG’s ratings in a series of actions. Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. (S&P), lowered the long-term senior debt and counterparty ratings of AIG from ‘AAA’ to ‘AA’ and changed the rating outlook to negative. Moody’s Investors Service (Moody’s) lowered AIG’s long-term senior debt rating from ‘Aaa’ to ‘Aa2’. Fitch Ratings (Fitch) downgraded the long-term senior debt ratings of AIG from ‘AAA’ to ‘AA’ and placed the ratings on Rating Watch Negative.

     The agencies also took rating actions on AIG’s insurance subsidiaries. S&P and Fitch lowered to ‘AA+’ the insurance financial strength ratings of most of AIG’s insurance companies. Moody’s lowered the insurance financial strength ratings generally to either ‘Aa1’ or ‘Aa2’. A.M. Best downgraded the financial strength ratings for most of AIG’s insurance subsidiaries from ‘A++’ to ‘A+’ and the issuer credit ratings from ‘aa+’ to ‘aa-’. Many of these companies’ ratings remain on a negative watch.

     In addition, S&P changed the outlook on ILFC’s ‘AA-’ long-term senior debt rating to negative. Fitch downgraded ILFC’s long-term senior debt rating from ‘AA-’ to ‘A+’ and placed the rating on Rating Watch Negative and downgraded ILFC’s short-term debt rating from ‘F1+’ to ‘F1’. Fitch also placed the ‘A+’ long-term senior debt ratings of American General Finance Corporation and American General Finance, Inc. on Rating Watch Negative.

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

     These ratings actions have affected and will continue to affect AIG’s business and results of operations in a number of ways.

•	Downgrades in AIG’s debt ratings will adversely affect AIG’s results of operations. AIG relies on external sources of financing to fund several of its operations. The cost and availability of unsecured financing are generally dependent on the issuer’s long-term and short-term debt ratings. The recent downgrades and any future downgrades in AIG’s debt ratings will increase AIG’s borrowing costs and therefore adversely affect AIG’s results of operations.

•	The downgrade in AIG’s long-term senior debt ratings will adversely affect the ability of AIG Financial Products Corp. (AIGFP) to compete for certain businesses. Credit ratings are very important to the ability of financial institutions to compete in the derivative and structured transaction marketplaces. Historically, AIG’s triple-A ratings provided AIGFP a competitive advantage. The downgrades will reduce this advantage and, for specialized financial transactions that generally are conducted only by triple-A rated financial institutions, counterparties may be unwilling to transact business with AIGFP except on a secured basis. This could require AIGFP to post more collateral to counterparties in the future. See below for a further discussion of the effect that posting collateral may have on AIG’s liquidity.

•	Although the financial strength ratings of AIG’s insurance company subsidiaries remain high compared to many of their competitors, the downgrades have reduced the previous ratings differential. The competitive advantage of the ratings to AIG’s insurance company subsidiaries may be lessened accordingly. The recent regulatory inquiries, internal investigations, and delay in the filing of AIG’s 2004 Form 10-K, as well as negative publicity, had caused independent producers and distributors of AIG’s domestic life and retirement services products to be more cautious in placing business with AIG subsidiaries. AIG is unable to predict the effect of these issues on AIG’s business, including any increase in associated surrender or replacement activity.

•	As a result of the downgrades of AIG’s long-term senior debt ratings, AIG has been required to post approximately $1.16 billion of collateral with counterparties to municipal guaranteed investment agreements and financial derivatives transactions. In the event of a further downgrade, AIG will be required to post additional collateral. It is estimated that, as of the close of business on June 23, 2005, based on AIG’s outstanding municipal guaranteed investment agreements and financial derivatives transactions as of such date, a further downgrade of

AIG’s long-term senior debt ratings to ‘Aa3’ by Moody’s or ‘AA-’ by S&P would permit counterparties to call for approximately $2.10 billion of additional collateral. Further, additional downgrades could result in requirements for substantial additional collateral, which could have a material effect on how AIG manages its liquidity. The actual amount of additional collateral that AIG would be required to post to counterparties in the event of such downgrades depends on market conditions, the market value of the outstanding affected transactions and other factors prevailing at the time of the downgrade. The requirement to post additional collateral may increase if additional counterparties begin to require credit support from AIG through collateralization agreements. Additional obligations to post collateral will increase the demand on AIG’s liquidity.

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

     Significant legal proceedings could adversely affect AIG’s results of operations. AIG is party to numerous legal and regulatory proceedings, including matters relating to insurance brokerage practices and non-traditional insurance products. See also Item 3. Legal Proceedings in AIG’s 2004 Form 10-K.

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

The Relationships Between AIG and Starr and SICO

     The relationships between AIG and The Starr Foundation, C.V. Starr & Co., Inc. (Starr) and Starr International Company, Inc. (SICO) may take an extended period of time to unwind and/or resolve. Although AIG is currently working on unwinding and resolving its relationships with Starr and SICO, AIG cannot predict what its future relationship with Starr and SICO will be.

     AIG will need to provide compensation programs that recognize the plans and programs previously provided to AIG executives by Starr and SICO. In addition, AIG has agreed, subject to certain conditions, to assure AIG’s current employees that all payments under the SICO Plans and redemption payments under the Starr stockholders’ agreement are made when required. See also Notes 5 and 6 of Notes to Financial Statements included herein and Note 12(f) of Notes to Financial Statements and Item 11. Executive Compensation in AIG’s 2004 Form 10-K.

Certain Material Weaknesses

     Management has identified a number of material weaknesses in AIG’s internal control over financial reporting. A discussion of these material weaknesses can be found in Item 9A of Part II of AIG’s 2004 Form 10-K. Although remediation of these weaknesses has begun, the process is not yet complete. Delay in the implementation of remedial actions could affect the accuracy or timing of future filings with the SEC and other regulatory authorities.

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

PNC Settlement

     In November 2004, AIG and AIGFP reached a final settlement with the SEC, the Fraud Section of the United States Department of Justice (DOJ) and the United States Attorney for the Southern District of Indiana with respect to issues arising from certain structured transactions entered into with Brightpoint, Inc. and The PNC Financial Services Group, Inc. (PNC), the marketing of transactions similar to the PNC transactions and related matters.

     As part of the settlement, the SEC filed a civil complaint against AIG, alleging violations of certain antifraud provisions of the federal securities laws and for aiding and abetting violations of reporting and record keeping provisions of those laws. The SEC’s complaint was based on the conduct of AIG, primarily through AIGFP (i) in developing, marketing and entering into three transactions during 2001 that were intended to enable PNC, a public company, to remove certain assets from its balance sheet and (ii) in marketing similar transaction structures to other potential counterparties. The complaint alleged, inter alia, that AIGFP recklessly misrepresented, and was reckless in not knowing, that the transactions entered into with PNC and marketed to other potential counterparties did not satisfy the requirements of GAAP for non-consolidation of special purpose entities.

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

     The settlement with the DOJ consists of separate agreements with AIG and AIGFP and a complaint filed against, and deferred prosecution agreement with, AIGFP PAGIC. Under the terms of the settlement, AIGFP paid a monetary penalty of $80 million and, provided that AIG, AIGFP and AIGFP PAGIC satisfy their obligations under the DOJ agreements, the DOJ will seek a dismissal with prejudice of the AIGFP PAGIC complaint after 13 months (by December 30, 2005) and will not prosecute AIG or AIGFP in connection with the PNC transactions or the Brightpoint transaction that was settled by AIG with the SEC in 2003. The obligations of AIG, AIGFP and AIGFP PAGIC under the DOJ agreements relate principally to cooperating with the DOJ and other federal agencies in connection with their related investigations.

Investigations of Insurance Brokerage Practices

     On October 14, 2004, the NYAG brought a lawsuit challenging certain insurance brokerage practices related to contingent commissions. Neither AIG nor any of its subsidiaries is a defendant in that action, although two employees of an AIG subsidiary pleaded guilty in connection with the Attorney General’s investigation in October 2004 and two additional employees of the same subsidiary pleaded guilty in February 2005. AIG has cooperated, and will continue to cooperate, in the investigation. Regulators from several additional states have commenced investigations into the same matters, and AIG expects there will be additional investigations as well. Various parties, including insureds and shareholders, have also asserted putative class action and other claims against AIG or its subsidiaries alleging, among other things, violations of the antitrust and federal securities laws, and AIG expects that additional claims may be made.

     Various federal and state regulatory agencies are reviewing certain other transactions and practices of AIG and its subsidiaries in connection with industry-wide and other inquiries.

Investigation and Civil Complaint Concerning Non-Traditional Insurance Products and Other Transactions

     In February 2005, AIG received subpoenas from the NYAG and the SEC relating to investigations into the use of non-traditional insurance products and certain assumed reinsurance transactions and AIG’s accounting for such transactions. In March and April 2005, the SEC and NYAG issued additional subpoenas relating to certain transactions and entities discussed more fully in Management’s Discussion and Analysis of Financial Condition and Results of Operations herein and in AIG’s 2004 Form 10-K, including, among others, SICO, Union Excess, Capco and certain Life Settlements (as such transactions and entities are defined in Management’s Discussion and Analysis of Financial Condition and Results of Operations in AIG’s 2004 Form 10-K). In April 2005, AIG received a subpoena from the NYAG relating to AIG’s operations in Bermuda. The United States De-

partment of Justice and state regulators, including the New York Department of Insurance (NY DOI), are also investigating these issues. Regulators from several additional states have commenced investigations into some of these matters, and AIG expects there will be additional investigations. In addition, the SEC, the U.S. Attorney’s Office for the Southern District of New York and the NYAG are investigating certain transactions involving the purchase of AIG stock. The NYAG and insurance regulators are investigating issues relating to workers compensation insurance written by AIG subsidiaries. Various former and current employees of AIG have also received subpoenas from the SEC and NYAG seeking documents and testimony concerning some of these matters. AIG has cooperated, and will continue to cooperate, with all these investigations, including by producing documents and other information in response to the subpoenas. As more fully described in Management’s Discussion and Analysis of Financial Condition and Results of Operations herein and in AIG’s 2004 Form 10-K, AIG has concluded that the accounting for certain transactions and certain relationships needs to be restated or adjusted. See Note 2 of Notes to Financial Statements in AIG’s 2004 Form 10-K and Note 2 of Notes to Financial Statements included herein.

     On May 26, 2005, the NYAG and the New York Superintendent of Insurance filed a civil complaint against AIG as well as its former Chairman and Chief Executive Officer M.R. Greenberg, and former Vice Chairman and Chief Financial Officer Howard Smith, in the Supreme Court of the State of New York. The complaint asserts claims under New York’s Martin Act and Insurance Law, among others, and makes allegations concerning certain of the transactions discussed more fully in Management’s Discussion and Analysis of Financial Condition and Results of Operations herein and in AIG’s 2004 Form 10-K, including, among others, Gen Re, Capco, AIRCO Reinsurance, Life Settlements, Richmond and Union Excess. The complaint seeks disgorgement, injunctive relief, punitive damages and costs, among other things. The NYAG has also stated that it fully expects that all issues with AIG concerning these matters can be resolved civilly, as opposed to by means of criminal indictment of AIG.

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

     In April and May, amended complaints were filed in the consolidated derivative and securities cases, as well as in one of the ERISA lawsuits, pending in the federal district court in the Southern District of New York adding allegations concerning AIG’s accounting treatment for non-traditional insurance products that have been the subject of AIG’s press releases and are described more fully in Management’s Discussion and Analysis of Financial Condition and Results of Operations herein and in AIG’s 2004 Form 10-K. Also in April, new actions were filed in the Delaware Chancery Court asserting claims premised on the same allegations concerning AIG’s accounting treatment for non-traditional insurance products.

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

Effect on AIG

     AIG cannot at this time predict the outcome of the matters described above or estimate the potential costs related to these matters and accordingly, no reserve is being established in AIG’s financial statements at this time. In the opinion of AIG management, AIG’s ultimate liability for the matters referred to above is not likely to have a material adverse effect on AIG’s consolidated financial condition, although it is possible that the effect would be material to AIG’s consolidated results of operations for an individual reporting period.

INDEX OF AMENDED ITEMS

Page

PART I – FINANCIAL INFORMATION:
ITEM 1 – FINANCIAL STATEMENTS
Consolidated Balance Sheet (Unaudited) as of March 31, 2004 and December 31, 2003, as restated	7
Consolidated Statement of Income (Unaudited) for the quarters ended March 31, 2004 and 2003, as restated	9
Consolidated Statement of Cash Flows (Unaudited) for the quarters ended March 31, 2004 and 2003, as restated	10
Notes to Financial Statements (Unaudited), as restated	13
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	40
ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4 – CONTROLS AND PROCEDURES
PART II – OTHER INFORMATION:
ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K

American International Group, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEET

(in millions) (unaudited)

	March 31,	December 31,
	2004	2003
	(Restated)	(Restated)

Assets:
Investments, financial services assets and cash:
Fixed maturities:
Bonds available for sale, at market value (amortized cost: 2004 – $300,956; 2003 – $287,810)	$319,182	$300,935
Bonds held to maturity, at amortized cost (market value: 2004 – $10,039; 2003 – $8,173)	9,823	8,037
Bond trading securities, at market value (cost: 2004 – $1,884; 2003 – $252)	1,966	282
Equity securities:
Common stocks available for sale, at market value (cost: 2004 – $7,436; 2003 – $6,759)	8,467	7,522
Common stocks trading, at market value (cost: 2004 – $4,046; 2003 – $125)	4,062	156
Preferred stocks, at market value (cost: 2004 – $1,831; 2003 – $1,743)	2,045	1,906
Mortgage loans on real estate, net of allowance (2004 – $68; 2003 – $68)	12,251	12,328
Policy loans	6,825	6,658
Collateral and guaranteed loans, net of allowance (2004 – $15; 2003 – $15)	2,210	2,241
Financial services assets:
Flight equipment primarily under operating leases, net of accumulated depreciation (2004 – $5,484; 2003 – $5,458)	30,807	30,343
Securities available for sale, at market value (cost: 2004 – $24,549; 2003 – $22,587)	26,260	24,042
Trading securities, at market value	5,381	4,418
Spot commodities, at market value	183	250
Unrealized gain on swaps, options and forward transactions	21,309	21,459
Trading assets	1,613	2,277
Securities purchased under agreements to resell, at contract value	19,026	20,845
Finance receivables, net of allowance (2004 – $554; 2003 – $562)	18,385	17,500
Securities lending collateral, at cost (approximates market value)	40,695	30,195
Other invested assets	20,568	18,484
Short-term investments, at cost (approximates market value)	16,766	8,908
Cash	1,920	922

Total investments, financial services assets and cash	569,744	519,708
Investment income due and accrued	4,999	4,612
Premiums and insurance balances receivable, net of allowance (2004 – $257; 2003 – $235)	14,672	13,189
Reinsurance assets, net	21,359	20,948
Deferred policy acquisition costs	26,196	25,920
Investments in partially owned companies	1,503	1,420
Real estate and other fixed assets, net of accumulated depreciation (2004 – $4,397; 2003 – $4,282)	5,960	5,966
Separate and variable accounts	51,962	60,536
Goodwill	7,714	7,664
Other assets	14,969	14,190

Total assets	$719,078	$674,153

See Accompanying Notes to Financial Statements.

American International Group, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEET (continued)

(in millions, except share amounts) (unaudited)

	March 31,	December 31,
	2004	2003
	(Restated)	(Restated)

Liabilities:
Reserve for losses and loss expenses	$54,218	$52,381
Reserve for unearned premiums	22,180	20,910
Future policy benefits for life and accident and health insurance contracts	94,470	92,912
Policyholders’ contract deposits	193,317	171,917
Other policyholders’ funds	9,597	9,124
Reserve for commissions, expenses and taxes	5,033	4,588
Insurance balances payable	3,729	2,915
Funds held by companies under reinsurance treaties	3,145	3,043
Income taxes payable:
Current	1,723	366
Deferred	5,917	4,633
Financial services liabilities:
Borrowings under obligations of guaranteed investment agreements	15,414	15,337
Securities sold under agreements to repurchase, at contract value	16,201	15,813
Trading liabilities	4,817	6,153
Securities and spot commodities sold but not yet purchased, at market value	5,227	5,458
Unrealized loss on swaps, options and forward transactions	14,199	14,658
Trust deposits and deposits due to banks and other depositors	3,635	3,627
Commercial paper	5,294	4,715
Notes, bonds, loans and mortgages payable	52,954	51,389
Commercial paper	2,519	1,223
Notes, bonds, loans and mortgages payable	5,797	5,863
Liabilities connected to trust preferred stock	1,682	1,682
Separate and variable accounts	51,962	60,536
Minority interest	3,778	3,302
Securities lending payable	40,695	30,195
Other liabilities	25,638	21,191

Total liabilities	643,141	603,931

Preferred shareholders’ equity in subsidiary companies	193	192

Shareholders’ equity:
Common stock, $2.50 par value; 5,000,000,000 shares authorized; shares issued 2004 – 2,751,327,476; 2003 – 2,751,327,476	6,878	6,878
Additional paid-in capital	1,926	1,913
Retained earnings	57,779	55,392
Accumulated other comprehensive income (loss)	10,588	7,244
Treasury stock, at cost; 2004 – 143,102,122; 2003 – 142,880,430 shares of common stock	(1,427)	(1,397)

Total shareholders’ equity	75,744	70,030

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$719,078	$674,153

See Accompanying Notes to Financial Statements.

American International Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF INCOME

(in millions, except per share amounts) (unaudited)

	2004	2003
Three Months Ended March 31,	(Restated)	(Restated)

Revenues:
Premiums and other considerations	$15,982	$12,884
Net investment income	4,575	3,515
Realized capital gains (losses)	115	157
Other revenues	2,703	1,636

Total revenues	23,375	18,192

Benefits and expenses:
Incurred policy losses and benefits	13,597	10,942
Insurance acquisition and other operating expenses	5,839	5,044

Total benefits and expenses	19,436	15,986

Income before income taxes, minority interest and cumulative effect of an accounting change	3,939	2,206

Income taxes (benefits):
Current	1,322	570
Deferred	(153)	50

	1,169	620

Income before minority interest and cumulative effect of an accounting change	2,770	1,586

Minority interest	(70)	(61)

Income before cumulative effect of an accounting change	2,700	1,525

Cumulative effect of an accounting change, net of tax	(144)	–

Net income	$2,556	$1,525

Earnings per common share:
Basic
Income before cumulative effect of an accounting change	$1.04	$0.58
Cumulative effect of an accounting change, net of tax	(0.06)	–
Net income	0.98	0.58

Diluted
Income before cumulative effect of an accounting change	$1.03	$0.58
Cumulative effect of an accounting change, net of tax	(0.06)	–
Net income	0.97	0.58

Cash dividends per common share	$0.065	$0.047

Average shares outstanding:
Basic	2,610	2,610
Diluted	2,642	2,637

See Accompanying Notes to Financial Statements.

American International Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions) (unaudited)

	2004	2003
Three Months Ended March 31,	(Restated)	(Restated)

Summary:
Net cash provided by operating activities	$8,719	$7,920
Net cash used in investing activities	(19,725)	(15,161)
Net cash provided by financing activities	11,802	6,720
Change in cumulative translation adjustments	202	16

Change in cash	998	(505)
Cash at beginning of period	922	1,165

Cash at end of period	$1,920	$660

Cash flows from operating activities:
Net income	$2,556	$1,525

Adjustments to reconcile net income to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in income:
Change in:
General and life insurance reserves	6,700	4,949
Premiums and insurance balances receivable and payable – net	(670)	(839)
Reinsurance assets	(411)	(76)
Deferred policy acquisition costs	(1,081)	(763)
Investment income due and accrued	(339)	(199)
Funds held under reinsurance treaties	102	393
Other policyholders’ funds	473	229
Current and deferred income taxes – net	1,204	604
Reserve for commissions, expenses and taxes	443	(67)
Other assets and liabilities – net	(544)	740
Trading assets and liabilities – net	(672)	411
Trading securities, at market value	(962)	(2,018)
Spot commodities, at market value	67	(117)
Net unrealized (gain) loss on swaps, options and forward transactions	(309)	1,068
Securities purchased under agreements to resell	1,819	1,461
Securities sold under agreements to repurchase	388	2,306
Securities and spot commodities sold but not yet purchased, at market value	(231)	(1,859)
Realized capital (gains) losses	(115)	(157)
Equity in income of partially owned companies and other invested assets	(325)	(40)
Amortization of premium and discount on securities	74	(2)
Depreciation expenses, principally flight equipment	486	446
Provision for finance receivable losses	90	102
Other – net	(24)	(177)

Total adjustments	6,163	6,395

Net cash provided by operating activities	$8,719	$7,920

See Accompanying Notes to Financial Statements.

American International Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

(in millions) (unaudited)

	2004	2003
Three Months Ended March 31,	(Restated)	(Restated)

Cash flows from investing activities:
Cost of bonds, at market sold	$30,088	$32,933
Cost of bonds, at market matured or redeemed	4,122	3,661
Cost of equity securities sold	3,664	1,479
Realized capital gains (losses)	115	157
Purchases of fixed maturities	(48,863)	(47,224)
Purchases of equity securities	(4,797)	(1,483)
Mortgage, policy and collateral loans granted	(537)	(516)
Repayments of mortgage, policy and collateral loans	539	418
Sales of securities available for sale	620	915
Maturities of securities available for sale	324	1,378
Purchases of securities available for sale	(2,853)	(3,033)
Sales of flight equipment	1,080	–
Purchases of flight equipment	(1,843)	(1,757)
Net additions to real estate and other fixed assets	(182)	(244)
Sales or distributions of other invested assets	2,171	2,187
Investments in other invested assets	(3,748)	(5,098)
Change in short-term investments	1,356	775
Investments in partially owned companies	(6)	285
Finance receivable originations and purchases	(5,579)	(2,460)
Finance receivable principal payments received	4,604	2,466

Net cash used in investing activities	$(19,725)	$(15,161)

Cash flows from financing activities:
Receipts from policyholders’ contract deposits	13,093	8,764
Withdrawals from policyholders’ contract deposits	(4,507)	(4,023)
Change in trust deposits and deposits due to banks and other depositors	50	6
Change in commercial paper	1,875	1,929
Proceeds from notes, bonds, loans and mortgages payable	6,732	5,012
Repayments on notes, bonds, loans and mortgages payable	(5,297)	(4,590)
Proceeds from guaranteed investment agreements	1,505	1,393
Maturities of guaranteed investment agreements	(1,428)	(1,214)
Redemption of subsidiary company preferred stock	–	(371)
Proceeds from common stock issued	40	12
Cash dividends to shareholders	(170)	(123)
Acquisition of treasury stock	(92)	(76)
Other – net	1	1

Net cash provided by financing activities	$11,802	$6,720

Supplementary information:
Taxes paid	$493	$413

Interest paid	$1,032	$829

See Accompanying Notes to Financial Statements.

American International Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(in millions) (unaudited)

	2004	2003
Three Months Ended March 31,	(Restated)	(Restated)

Comprehensive income:
Net income	$2,556	$1,525

Other comprehensive income:
Unrealized appreciation of investments – net of reclassification adjustments	4,669	1,990
Deferred income tax expense on above changes	(1,494)	(493)
Foreign currency translation adjustments	202	15
Applicable income tax benefit on above changes	2	16
Net derivative (losses) gains arising from cash flow hedging activities	(57)	45
Deferred income tax benefit (expense) on above changes	49	(3)
Retirement plan liabilities adjustment, net of tax	(27)	(40)

Other comprehensive income	3,344	1,530

Comprehensive income	$5,900	$3,055

See Accompanying Notes to Financial Statements.

American International Group, Inc. and Subsidiaries

NOTES TO FINANCIAL STATEMENTS

1.	Financial Statement Presentation

These statements are unaudited. In the opinion of management, all adjustments consisting only of normal recurring accruals have been made for a fair statement of the results presented herein. All material intercompany accounts and transactions have been eliminated. Certain accounts have been reclassified in the 2003 financial statements to conform to their 2004 presentation. For further information, refer to the Annual Report on Form 10-K of American International Group, Inc. (AIG) for the year ended December 31, 2004 (2004 Form 10-K).

2.	Restatement of Previously Issued Financial Statements

The following provides a description of the internal review process and details of the accounting adjustments included in the restatement of AIG’s consolidated financial statements and the effect of the adjustments on AIG’s Consolidated Balance Sheets at March 31, 2004 and December 31, 2003 and its Consolidated Statement of Income and Consolidated Statement of Cash Flows for the quarters ended March 31, 2004 and 2003.

     Internal Review. In connection with the preparation of AIG’s consolidated financial statements included in AIG’s 2004 Form 10-K, AIG’s current management initiated an internal review of AIG’s books and records, which was substantially expanded in mid-March 2005. The internal review, conducted under the direction of current senior management, with the oversight of the Audit Committee of the Board of Directors, spanned AIG’s major business units globally, and included a review of information and a number of transactions from 2000 to the present. In certain cases, items in periods prior to 2000 were examined due to the nature of the transactions under review. The business units subject to review were Domestic General Insurance, Foreign General Insurance, Reinsurance, Financial Services, Domestic and Foreign Life Insurance & Retirement Services and Asset Management. The internal review encompassed AIG’s books and records, thousands of files and e-mails and interviews with current and former employees and members of management. Management believes that the scope and process of its internal review was sufficient to identify issues of a material nature that could affect AIG’s financial statements.

     AIG’s internal review was complemented by investigations by outside counsel for AIG and for the Audit Committee of the Board of Directors. PricewaterhouseCoopers LLP, an independent registered public accounting firm (PwC or independent auditors), was consulted on the scope of the internal review for certain matters and reviewed the results of the internal review.

     As a result of the findings of the internal review, together with the results of investigations conducted by outside counsel at the request of AIG’s Audit Committee and in consultation with AIG’s independent auditors, AIG concluded that the accounting for certain transactions and certain relationships needed to be restated.

     Restatement. AIG has restated its financial statements for the years ended December 31, 2003, 2002, 2001 and 2000, the quarters ended March 31, June 30 and September 30, 2004 and 2003 and the quarter ended December 31, 2003. AIG’s previously issued financial statements for these and prior periods should no longer be relied upon. See Selected Financial Data and Note 2 of Notes to Financial Statements in the 2004 Form 10-K for a discussion of the restatement and a reconciliation of previously reported amounts to the restated amounts for the years ended December 31, 2003, 2002, 2001 and 2000, and see below for reconciliation of such amounts for the quarterly periods ended March 31, 2004 and 2003.

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

•	Risk Transfer. To recognize the cash flows under an insurance contract as premium and losses, generally accepted accounting principles (GAAP) requires the transfer of risk. If risk transfer requirements are not met, an insurance contract is accounted for as a deposit, resulting in the recognition of cash flows under the contract as deposit assets or liabilities and not as revenues or expense. AIG has concluded, based upon its internal

American International Group, Inc. and Subsidiaries

2.	Restatement of Previously Issued Financial Statements (continued)

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

The effect of the restatement relating to Union Excess, as of March 31, 2004 and December 31, 2003, is total assets decreased by approximately $1.4 billion and $1.3 billion, respectively, and shareholders’ equity decreased by $893 million and $873 million, respectively. Net income decreased by approximately $20 million for the quarter ended March 31, 2004 and increased by $40 million for the quarter ended March 31, 2003.

–	Gen Re: In December 2000 and March 2001, an AIG subsidiary entered into an assumed reinsurance transaction with a subsidiary of General Re Corporation (Gen Re) involving two tranches of $250 million each. In connection with each tranche, consolidated net premiums written and consolidated incurred policy losses and benefits increased by $250 million in the fourth quarter of 2000 (with respect to the first tranche) and the first quarter of 2001 (with respect to the second tranche). The first tranche of the transaction was commuted in November 2004, reducing premiums and reserves for losses and loss expenses by approximately $250 million in the fourth quarter 2004. AIG has concluded that the transaction was done to accomplish a desired accounting result and did not entail sufficient qualifying risk transfer. As a result, AIG has determined that the transaction should not have been recorded as insurance. AIG’s restated financial statements recharacterize this transaction as a deposit rather than as insurance. Such recharacterization had virtually no effect on net income or consolidated shareholders’ equity, but increased other liabilities by $500 million and $500 million at March 31, 2004 and December 31, 2003, respectively and reduced reserves for loss and loss expenses by $500 million and $500 million at March 31, 2004 and December 31, 2003, respectively.

–	Other Risk Transfer: AIG has concluded that Richmond Insurance Company, Ltd., a Bermuda-based reinsurance holding company (Richmond) in which AIG held a 19.9 percent ownership interest at March 31, 2004, should be treated as a consolidated entity in AIG’s financial statements due to AIG’s ability to exert control over that entity. Such determination was based, in part, on arrangements and documents, including put agreements requiring an AIG subsidiary to purchase the Richmond shares, that appear not to have been previously disclosed to appropriate AIG financial personnel or AIG’s independent auditors. Although AIG currently owns only a minority ownership interest in Richmond, a review of the operations of Richmond and its subsidiaries has shown significant previously undisclosed evidence of AIG control causing Richmond to be deemed a VIE. The consolidation of Richmond had virtually no effect on net income or consolidated shareholders’ equity. AIG has received notice of exercise of a put with respect to 49.9 percent of the Richmond shares and expects to acquire the shares by June 30, 2005.

As a result of its internal review of AIG Re, AIG Risk Finance and AIG Risk Management and certain transactions, AIG determined that adjustments were required because certain transactions lacked sufficient risk transfer to qualify for insurance accounting under GAAP.

The effect of the restatement for Richmond, AIG Re, AIG Risk Finance, AIG Risk Management and certain

NOTES TO FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

2.	Restatement of Previously Issued Financial Statements (continued)

other transactions, as of March 31, 2004 and December 31, 2003, is total assets decreased by approximately $544 million and $456 million, respectively, total liabilities decreased by approximately $501 million and $406 million, respectively, and shareholders’ equity decreased by $43 million and $51 million, respectively. Net income increased by approximately $8 million and decreased by approximately $9 million for the quarters ended March 31, 2004 and 2003, respectively.

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

The effect of the restatement is a decrease in consolidated shareholders’ equity of approximately $414 million and $375 million at March 31, 2004 and December 31, 2003, respectively, an increase in the reserve for losses and loss expenses of $638 million and $578 million at March 31, 2004 and December 31, 2003, respectively, and an increase in incurred policy losses and benefits of $60 million and $75 million at March 31, 2004 and 2003, respectively.

•	Net Investment Income. As a result of the internal review, AIG determined that the accounting for certain transactions had the effect of improperly converting capital gains into net investment income and was not consistent with GAAP. The most significant of these transactions are:

–	Covered Calls: From 2001 through 2003, certain AIG subsidiaries entered into a series of transactions with third parties whereby these subsidiaries sold in-the-money calls, principally on municipal bonds in their investment portfolios that had unrealized appreciation associated with them. Upon exercise of a call, the related bonds were delivered to the purchaser of the call and subsequently reacquired by the subsidiaries pursuant to contingent forward agreements which permitted the AIG subsidiaries to repurchase the bonds at the prevailing market value. In connection with selling the calls, the AIG subsidiaries also entered into interest rate swaps to protect them against the effects of changes in value of the applicable bonds as a result of movements in interest rates during the transaction period. These transactions were accounted for as sales and subsequent purchases and appear to have been initiated to increase net investment income. AIG has determined that, because AIG was able to cause the bonds to be returned from the third parties even after the third parties exercised the call options, AIG did not cede control over the bonds and therefore the transactions should not have been accounted for as sales and subsequent purchases but rather as financings. The restatement resulted in an increase in net investment income of $10 million and a decrease of $103 million and increases in realized capital gains of $18 million and $28 million for the quarters ended March 31, 2004 and 2003, respectively. The restatement had no net effect on consolidated shareholders’ equity at March 31, 2004 and December 31, 2003.

–	Synthetic Fuel Investment: AIG subsidiaries invest in certain limited liability companies that invest in synthetic fuel production facilities as a means of generating income tax credits. As a result of a misapplication of GAAP, AIG recorded net investment income or, in some cases, other revenues, on a pretax basis rather than reflecting the tax credit as a reduction of income tax expense, thereby increasing net investment income for AIG’s life insurance and retirement services segment and other revenues for the financial services segment. Certain of these entries were previously identified but not corrected as the amounts were viewed as not sufficiently material to require correction. In the fourth quarter of 2004, AIG changed its accounting to present these tax credits as a component of income taxes. AIG has now determined that it is necessary to record these adjustments for the periods prior to the fourth quarter of 2004. The restatement had the effect of decreasing net investment income by approximately $61 million and $40 million, decreasing other revenues by approximately $54 million and $45 million, and reflecting an income tax benefit of approximately $115 million and $85 million, for the quarters ended March 31, 2004 and 2003, respectively. There was no effect on consolidated net income or shareholders’ equity.

–	Hedge Fund Accounting: AIG subsidiaries invest in a variety of alternative asset classes, including hedge fund limited partnerships, that are accounted for as available for sale securities. As part of the underlying partnership agreements, such AIG subsidiaries have the right to redeem their interests at defined times. A redemption previously allowed AIG to record net investment income to the extent there were gains in the underlying funds at the time. However, as a result of its internal review, AIG has determined that, in certain cases, the redemp-

American International Group, Inc. and Subsidiaries

2.	Restatement of Previously Issued Financial Statements (continued)

tion resulted in inappropriate gain recognition because the proceeds were required to be immediately reinvested in the funds. In addition, the cost bases of certain funds were misallocated in determining gains. The restated consolidated financial statements correct these errors. These corrections had virtually no effect on consolidated shareholders’ equity at March 31, 2004 and December 31, 2003.

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

The AIG subsidiaries, as the holders of the residual interest inverse floating rate certificates, had the right to unilaterally liquidate the trust and cause the municipal bonds to be returned to AIG on short notice. Accordingly, the AIG subsidiaries did not cede control over the bonds. As a result, AIG now believes that the conclusion not to consolidate was an error in the application of GAAP. Therefore, AIG has now consolidated the trusts into its balance sheets at December 31, 2002. Because the program was discontinued in early 2003, there was no effect on the consolidated balance sheets as of March 31, 2004 or December 31, 2003. However, net investment income increased over previously reported amounts by $21 million and $12 million for the quarters ended March 31, 2004 and 2003, respectively, and realized capital gains increased by $8 million for the quarter ended March 31, 2004. There was no effect on realized capital gains for the quarter ended March 31, 2003.

–	DBG/AIG Capital Corporation Intercompany Dividend: In 2002, AIG Capital Corporation issued shares of its preferred stock to National Union in exchange for shares of ILFC’s common stock. AIG did not eliminate the preferred stock investment in consolidation, instead recording the dividend as income in net investment income and as corresponding expense in other operating expenses. AIG has now determined that this accounting is a misapplication of GAAP. Accordingly, AIG has eliminated this intercompany investment and reversed the accounting entries in its consolidated statement of income. The restatement had no effect on consolidated net income or shareholders’ equity but net investment income decreased by approximately $25 million and insurance acquisition and other operating expenses decreased by approximately $25 million for both quarters ended March 31, 2004 and 2003.

•	“Top Level” Adjustments and Other Directed Entries (other than loss reserves). Certain accounting entries originated at the parent company level had the effect of reclassifying realized capital gains to net investment income, as well as adjusting other line item reclassifications and other segment financial information. In some cases, expense deferrals were increased or reserves decreased, both having the effect of increasing reported earnings. In other cases, the adjustments affected revenue and expense recognition between reporting periods or among business segments. Certain of these entries were previously identified but considered not to be sufficiently material to require correction. As part of its internal review, AIG analyzed and assessed “top level” adjustments since 2000 and determined that certain entries appear to have been made at the direction of certain former members of senior management without appropriate documentation or support.

–	Foreign Life Insurance Net Investment Income Reclassification: In addition to the matters described above, certain accounting entries, now determined to be errors, had the effect of reclassifying capital gains realized from investments made to match liabilities relating to policies in Japan and Southeast Asia. Due to the limited availability of long-duration bonds or bonds with sufficient yield to meet the policyholder liability requirements in Japan and Southeast Asia, AIG subsidiaries made alternative investments, including investments in equities. Until the fourth quarter of 2003, a portion of the capital gains realized on these alternative investments, including substantial amounts related to the sale of fixed income securities, was reclassified to net investment income in the consolidated statement of income to match these revenues against the incurred policy benefit expense of the underlying policies. Amounts so reflected, which were previously identified but not corrected as they were viewed as immaterial, are treated as corrections of errors in the restated financial statements.

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

NOTES TO FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

2.	Restatement of Previously Issued Financial Statements (continued)

Life Insurance Net Investment Income Reclassification, and as a result, as of March 31, 2004 and December 31, 2003, total assets decreased by approximately $403 million and $413 million and shareholders’ equity decreased by approximately $398 million and $401 million, respectively. Net income increased by approximately $13 million and decreased by approximately $10 million, for the quarters ended March 31, 2004 and 2003, respectively.

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

Together the effect of the restatement for Capco, The Robert Plan and AIRCO was to decrease total assets by approximately $79 million and $62 million and decrease total shareholders’ equity by approximately $61 million and $109 million as of March 31, 2004 and December 31, 2003, respectively. Net income increased by approximately $48 million and $5 million, for the quarters ended March 31, 2004 and 2003, respectively.

•	Asset Realization. As a result of the internal review, AIG concluded that adjustments should be made to the value of certain assets included in its consolidated balance sheet. The most significant of these items are:

–	Domestic Brokerage Group (DBG) Issues: A review of allowances for doubtful accounts and other accruals recorded by certain DBG member companies has led AIG to conclude that the allowances related to certain premiums receivable, reinsurance recoverables and other assets were not properly analyzed in prior periods and that appropriate allowances were not properly recorded in AIG’s consolidated financial statements. Certain relevant information was known by certain members of senior management but, AIG now understands, not previously disclosed to the independent auditors. In addition, various accounts were not properly reconciled. AIG’s restated financial statements reflect the recording of appropriate amounts for these reserves and allowances for doubtful accounts for the appropriate time period, resulting in an after-tax reduction in consolidated shareholders’ equity at December 31, 1999 of $514 million. The effect of the restatement resulting from DBG issues was to decrease total assets by approximately $924 million and $872 million and decrease total shareholders’ equity by approximately $376 million and $324 million as of March 31, 2004 and December 31, 2003, respectively.

–	Other Than Temporary Declines: AIG’s investment accounting policies require that an investment that has been identified as impaired should be written down in the period in which such impairment is determined, and recorded as a realized capital loss. AIG has determined that realized capital losses with respect to certain impaired investments were not recorded in the appropriate periods, and the restatement will thus affect the timing of previously reported realized capital losses. The restatement resulting from other than temporary declines had only a minor effect on consolidated shareholders’ equity but net income increased by approxi-

American International Group, Inc. and Subsidiaries

2.	Restatement of Previously Issued Financial Statements (continued)

mately $26 million and $327 million for the quarters ended March 31, 2004 and 2003, respectively.

•	Other GAAP Corrections. As part of its internal review, AIG has considered the application of certain accounting principles to specific businesses and transactions, and has determined that certain misapplications of GAAP are errors that require restatement of its financial statements. These adjustments include the following:

–	Accounting for Derivatives (FAS 133 Hedge Accounting): AIG and its subsidiaries, including AIGFP, engage in hedging activities for their own accounts, which AIG believes have been and remain economically effective. AIG and its subsidiaries enter into derivative contracts principally to hedge interest rate risk and foreign currency risk associated with their assets, liabilities and forecasted cash flows. Such derivative transactions include interest rate swaps, cross currency swaps and forwards, which are generally executed through AIGFP. Statement of Financial Accounting Standards No. 133 — “Accounting for Derivative Instruments and Hedging Activities” (FAS 133) requires that third-party derivatives used for hedging must be specifically matched with the underlying exposures to an outside third party and documented contemporaneously to qualify for hedge accounting treatment. The internal review determined that in many cases AIG did not meet these hedging requirements with respect to certain hedging transactions.

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

AIG is assessing the cost and benefits of modifying its hedging activities to obtain hedge accounting under the requirements of FAS 133. The restatement to reflect appropriate GAAP accounting for these derivatives, which also included reclassifications between the accounts securities available for sale, at market value and securities purchased under agreements to resell, at contract value, increased total assets by approximately $1.4 billion and $2.0 billion and increased total shareholders’ equity by approximately $1.0 billion and $0.8 billion as of March 31, 2004 and December 31, 2003, respectively. Net income decreased by approximately $92 million and $548 million for the quarters ended March 31, 2004 and 2003, respectively.

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

The restatement increased total shareholders’ equity by $898 million and $761 million as of March 31, 2004 and December 31, 2003, respectively.

–	Foreign Currency Translation (FAS 52): FAS 52 is used to determine the timing of the recognition of income or expense resulting from foreign exchange rate changes for transactions denominated in other than a functional currency.

AIG has determined that, in certain cases, its application of FAS 52 in its consolidated financial statements did not comply with the functional currency determination requirements of the standard. As a result, AIG has recorded accounting adjustments to reclassify currency  transaction gains and losses from accumulated other comprehensive income to net income. These corrections affected consolidated net income in certain periods but had no effect on consolidated shareholders’ equity at March 31, 2004 or for prior periods.

AIG adopted a practice in the 1990s of recording adjustments to general insurance reserves to offset increases or decreases in such reserves through other comprehensive income, net of tax, resulting from translation of reserves denominated in foreign currencies. AIG now believes that this accounting practice was a

NOTES TO FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

2.	Restatement of Previously Issued Financial Statements (continued)

misapplication of GAAP. As a result of this adjustment, general insurance reserves denominated in foreign currencies have been restated to restore the translation effect back to reserve for losses and loss expenses.

Together, these restatements increased total assets by approximately $112 million and $143 million and increased total shareholders’ equity by approximately $238 million and $358 million, as of March 31, 2004 and December 31, 2003, respectively. Net income decreased by approximately $51 million and $38 million for the quarters ended March 31, 2004 and 2003, respectively.

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

AIG has determined, in light of new information which was not available to management or AIG’s independent auditors at the time the initial accounting determination was made, that the accounting for these transactions as insurance and reinsurance is a misapplication of GAAP that should be corrected through restatement. This restatement results in life settlements being accounted for using an investment method of accounting under FASB Technical Bulletin (FTB) 85-4 “Accounting for Purchases of Life Insurance.” Under FTB 85-4, the carrying value of each contract at purchase and at the end of each reporting period is equal to the cash surrender value of the contract. Cash paid to purchase these contracts that is in excess of the cash surrender value at the date of purchase is recognized as a loss immediately and periodic maintenance costs, such as premiums necessary to keep the underlying contract in force, are charged to earnings immediately. The life insurance benefits at the insured’s death are payable to the AIG subsidiary and reflected in income at that time. The effect of the restatement was to decrease total assets by approximately $2.2 billion and $1.9 billion, decrease total liabilities by approximately $1.9 billion and $1.6 billion and decrease total shareholders’ equity by approximately $300 million and $270 million as of March 31, 2004 and December 31, 2003, respectively. Net income decreased by approximately $36 million and $22 million for the quarters ended March 31, 2004 and 2003, respectively.

–	Deferred Acquisition Costs (DAC): The internal review identified a misapplication of GAAP with respect to General Insurance DAC. As a result of “top-level” entries, substantially all costs associated with underwriting and marketing operations were deferred. The internal review determined that certain of these costs did not vary sufficiently with the production of business and should not have been deferred. These costs have been allocated to the periods in which they were incurred and the corresponding DAC asset has been adjusted accordingly. In addition, AIG determined that the amortization period for certain DAC was longer than the typical life of the underlying policies and needed to be shortened, and that certain deferrals associated with an inter-company reinsurance treaty were in error and required correction. This adjustment includes the recharacterization of certain incurred policy losses and benefits to insurance acquisition and other operating expenses. The effect of the restatement was to decrease total assets by approximately $521 million and $495 million and decrease total shareholders’ equity by approximately $328 million and $311 million, as of March 31, 2004 and December 31, 2003, respectively.

–	SICO Deferred Compensation: AIG has included in this restatement, expense amounts attributable to deferred compensation granted to certain AIG employees by SICO (pursuant to the SICO Plan described under Item 11. Executive Compensation in AIG’s 2004 Form 10-K), a private holding company that owns approximately 12 percent of AIG’s common stock. The amount of deferred compensation granted by SICO has previously been disclosed in the notes to AIG’s consolidated financial statements but was not included as an expense in the calculation of AIG’s consolidated net income because the amounts had been determined not to be material to AIG’s consolidated results of operations in any individual period. The expense related to SICO deferred compensation is recorded as a charge to reported earnings in the periods restated, with an offsetting entry to additional paid-in capital reflecting amounts deemed contributed by SICO. For periods prior to 2000, AIG has recorded a reduction of $905 million in retained earnings on its December 31, 1999 consolidated balance sheet and a corresponding increase to additional paid-in capital. The volatility in the expense is attributable to the variable accounting as well as the fact that shares are allocated only in alternate years. The inclusion of the expense attributable to the SICO Plans in AIG’s consoli-

American International Group, Inc. and Subsidiaries

2.	Restatement of Previously Issued Financial Statements (continued)

dated financial statements had no effect on consolidated shareholders’ equity but decreased net income by approximately $14 million and $69 million for the quarters ended March 31, 2004 and 2003, respectively.

–	Commutations: Certain direct insurance, and ceded and assumed reinsurance contracts, were commuted prior to their natural expiration. For certain commutations, the cash received was recorded through negative paid losses in accordance with statutory guidance, while for others it was recorded as written premiums. Despite the lack of guidance under GAAP with respect to this issue, AIG has determined that the accounting for certain commutations was in error due to the inconsistency in AIG’s accounting for commutations and the fact that certain commutations were recorded through the written premium line when there was no unearned premium balance outstanding. As part of this restatement any commutations that were originally recorded through written premium are reclassified to paid losses in the period in which they occurred. The restatement had no effect on consolidated net income or shareholders’ equity but did decrease premiums and other considerations and incurred policy losses and benefits each by approximately $40 million for the quarter ended March 31, 2004 and increased premiums and other considerations and incurred policy losses and benefits each by approximately $35 million for the quarter ended March 31, 2003.

–	Dollar Roll Transactions: Certain AIG subsidiaries entered into dollar roll transactions with third parties designed to enhance the return on AIG’s mortgage backed securities (MBS) portfolio. In a dollar roll transaction, AIG subsidiaries agree to sell a pool of MBSs and simultaneously agree to repurchase substantially the same securities at a later date, typically in one month. AIG accounted for these transactions as collateralized financings under SFAS 140. Even though it had received collateral sufficient to fund substantially all of the cost of purchasing identical replacement securities at the time of transfer, AIG was not fully protected during the term of the contract to replace the asset in the event that the transferee defaulted. Accordingly, AIG should not have accounted for these transactions as financings, but rather as derivatives with mark-to-market changes reflected in earnings. The effect of the restatement increased net income by approximately $38 million for the quarter ended March 31, 2004 and decreased net income by approximately $14 million for the quarter ended March 31, 2003.

–	Affordable Housing: Through an investment limited partnership, an AIG subsidiary, as the general partner, syndicates the tax benefits (including both tax credits and tax losses) generated by affordable housing real estate properties. AIG guarantees the return of the tax benefits to the limited partner investors. Prior to the second quarter of 2003, these syndication transactions were accounted for as sales and the gain was recorded on a straight-line basis over ten years. Beginning in the third quarter of 2003, because of the guarantees, AIG changed its accounting for these partnerships to record all new syndications as financings, rather than sales. At the same time, AIG adjusted its consolidated balance sheet to reflect previous syndications as financings, but did not record the cumulative impact to earnings because the amounts were viewed as immaterial. AIG has now determined that it is necessary to record these adjustments for the periods prior to the third quarter of 2003, and the restatement decreased total assets by approximately $852 million and $611 million and decreased total shareholders’ equity by approximately $304 million and $297 million as of March 31, 2004 and December 31, 2003, respectively.

–	SunAmerica Partnerships: As part of the restatement, management has reclassified the earnings of the SunAmerica partnerships out of other operations, where previously reported, into the Asset Management segment. This revised presentation characterizes the partnership earnings as revenues rather than as a component of insurance acquisition and operating expenses in AIG’s consolidated statement of income. Within the Asset Management segment, this presentation divides the partnership earnings into those of SunAmerica Life, whose equity supports the GIC business, and those of AIG SunAmerica, which are now classified as other asset management revenues. The restatement had no effect on consolidated net income or total shareholders’ equity but increased other revenues by $155 million and $51 million for the quarters ended March 31, 2004 and 2003, respectively, and increased insurance and other operating expenses by $155 million and $81 million for the quarters ended March 31, 2004 and 2003, respectively.

American International Group, Inc. and Subsidiaries

2.	Restatement of Previously Issued Financial Statements (continued)

The following tables present the previously reported and the restated Consolidated Balance Sheet, Consolidated Statement of Income, and Condensed Consolidated Statement of Cash Flows:

CONSOLIDATED BALANCE SHEET

	March 31, 2004		December 31, 2003

	As Previously	As	As Previously	As
(in millions)	Reported	Restated	Reported	Restated

Assets:
Investments, financial services assets and cash:
Fixed maturities:
Bonds available for sale, at market value	$319,182	$319,182	$300,935	$300,935
Bonds held to maturity, at amortized cost	9,823	9,823	8,037	8,037
Bond trading securities, at market value	1,966	1,966	282	282
Equity securities:
Common stocks available for sale, at market value	8,467	8,467	7,522	7,522
Common stocks trading, at market value	4,062	4,062	156	156
Preferred stocks, at market value	2,045	2,045	1,906	1,906
Mortgage loans on real estate, net of allowance	12,218	12,251	12,295	12,328
Policy loans	6,825	6,825	6,658	6,658
Collateral and guaranteed loans, net of allowance	2,283	2,210	2,296	2,241
Financial services assets:
Flight equipment primarily under operating leases, net of accumulated depreciation	30,807	30,807	30,343	30,343
Securities available for sale, at market value	17,930	26,260	15,714	24,042
Trading securities, at market value	4,877	5,381	3,300	4,418
Spot commodities, at market value	183	183	250	250
Unrealized gain on swaps, options and forward transactions	21,452	21,309	21,599	21,459
Trading assets	1,886	1,613	2,548	2,277
Securities purchased under agreements to resell, at contract value	26,351	19,026	28,170	20,845
Finance receivables, net of allowance	18,494	18,385	17,609	17,500
Securities lending collateral, at cost	40,695	40,695	30,195	30,195
Other invested assets	19,124	20,568	16,787	18,484
Short-term investments, at cost	16,782	16,766	8,914	8,908
Cash	1,920	1,920	922	922

Total investments, financial services assets and cash	567,372	569,744	516,438	519,708
Investment income due and accrued	5,388	4,999	4,959	4,612
Premiums and insurance balances receivable, net of allowance	15,835	14,672	14,166	13,189
Reinsurance assets, net	28,167	21,359	27,962	20,948
Deferred policy acquisition costs	26,690	26,196	26,398	25,920
Investments in partially owned companies	1,497	1,503	1,428	1,420
Real estate and other fixed assets, net of accumulated depreciation	5,999	5,960	6,006	5,966
Separate and variable accounts	51,962	51,962	60,536	60,536
Goodwill	7,683	7,714	7,633	7,664
Other assets	13,561	14,969	12,820	14,190

Total assets	$724,154	$719,078	$678,346	$674,153

American International Group, Inc. and Subsidiaries

2.	Restatement of Previously Issued Financial Statements (continued)

CONSOLIDATED BALANCE SHEET (continued)

	March 31, 2004		December 31, 2003

	As Previously	As	As Previously	As
(in millions)	Reported	Restated	Reported	Restated

Liabilities:
Reserve for losses and loss expenses	$57,725	$54,218	$56,118	$52,381
Reserve for unearned premiums	22,004	22,180	20,762	20,910
Future policy benefits for life and accident and health insurance contracts	94,613	94,470	92,970	92,912
Policyholders’ contract deposits	193,384	193,317	171,989	171,917
Other policyholders’ funds	9,581	9,597	9,100	9,124
Reserve for commissions, expenses and taxes	5,009	5,033	4,487	4,588
Insurance balances payable	3,352	3,729	2,592	2,915
Funds held by companies under reinsurance treaties	4,977	3,145	4,664	3,043
Income taxes payable:
Current	2,778	1,723	1,977	366
Deferred	7,123	5,917	5,778	4,633
Financial services liabilities:
Borrowings under obligations of guaranteed investment agreements	15,414	15,414	15,337	15,337
Securities sold under agreements to repurchase, at contract value	14,956	16,201	14,810	15,813
Trading liabilities	4,817	4,817	6,153	6,153
Securities and spot commodities sold but not yet purchased, at market value	5,227	5,227	5,458	5,458
Unrealized loss on swaps, options and forward transactions	15,731	14,199	15,268	14,658
Trust deposits and deposits due to banks and other depositors	3,516	3,635	3,491	3,627
Commercial paper	5,294	5,294	4,715	4,715
Notes, bonds, loans and mortgages payable	51,868	52,954	50,138	51,389
Commercial paper	2,519	2,519	1,223	1,223
Notes, bonds, loans and mortgages payable	5,813	5,797	5,865	5,863
Liabilities connected to trust preferred stock	1,682	1,682	1,682	1,682
Separate and variable accounts	51,962	51,962	60,536	60,536
Minority interest	3,792	3,778	3,311	3,302
Securities lending payable	40,695	40,695	30,195	30,195
Other liabilities	23,350	25,638	18,282	21,191

Total liabilities	647,182	643,141	606,901	603,931

Preferred shareholders’ equity in subsidiary companies	193	193	192	192

Shareholders’ equity:
Common stock	6,878	6,878	6,878	6,878
Additional paid-in capital	567	1,926	568	1,913
Retained earnings	63,446	57,779	60,960	55,392
Accumulated other comprehensive income (loss)	7,315	10,588	4,244	7,244
Treasury stock, at cost	(1,427)	(1,427)	(1,397)	(1,397)

Total shareholders’ equity	76,779	75,744	71,253	70,030

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$724,154	$719,078	$678,346	$674,153

American International Group, Inc. and Subsidiaries

2.	Restatement of Previously Issued Financial Statements (continued)

CONSOLIDATED STATEMENT OF INCOME

	For the Quarter Ended		For the Quarter Ended
	March 31, 2004		March 31, 2003

	As Previously	As	As Previously	As
(in millions, except per share amounts)	Reported	Restated	Reported	Restated

Revenues:
Premiums and other considerations	$16,139	$15,982	$13,072	$12,884
Net investment income	4,720	4,575	3,966	3,515
Realized capital gains (losses)	83	115	(632)	157
Other revenues	2,695	2,703	2,521	1,636

Total revenues	23,637	23,375	18,927	18,192

Benefits and expenses:
Incurred policy losses and benefits	13,734	13,597	11,140	10,942
Insurance acquisition and other operating expenses	5,612	5,839	4,863	5,044

Total benefits and expenses	19,346	19,436	16,003	15,986

Income before income taxes, minority interest and cumulative effect of an accounting change	4,291	3,939	2,924	2,206

Income taxes (benefits):
Current	1,473	1,322	689	570
Deferred	(117)	(153)	187	50

	1,356	1,169	876	620

Income before minority interest and cumulative effect of an accounting change	2,935	2,770	2,048	1,586

Minority interest	(98)	(70)	(94)	(61)

Income before cumulative effect of an accounting change	2,837	2,700	1,954	1,525

Cumulative effect of an accounting change, net of tax	(181)	(144)	–	–

Net income	$2,656	$2,556	$1,954	$1,525

Earnings per common share:
Basic
Income before cumulative effect of an accounting change	$1.09	$1.04	$0.75	$0.58
Cumulative effect of an accounting change, net of tax	(0.07)	(0.06)	–	–
Net income	1.02	0.98	0.75	0.58

Diluted
Income before cumulative effect of an accounting change	$1.08	$1.03	$0.74	$0.58
Cumulative effect of an accounting change, net of tax	(0.07)	(0.06)	–	–
Net income	1.01	0.97	0.74	0.58

Cash dividends per common share	$0.065	$0.065	$0.047	$0.047

Average shares outstanding:
Basic	2,610	2,610	2,610	2,610
Diluted	2,633	2,642	2,628	2,637

American International Group, Inc. and Subsidiaries

2.	Restatement of Previously Issued Financial Statements (continued)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended		Three Months Ended
	March 31, 2004		March 31, 2003

	As		As
	Previously	As	Previously	As
(in millions)	Reported	Restated	Reported	Restated

Net cash provided by operating activities	$9,220	$8,719	$8,831	$7,920
Net cash used in investing activities	(20,265)	(19,725)	(16,037)	(15,161)
Net cash provided by financing activities	11,992	11,802	6,642	6,720
Change in cumulative translation adjustments	51	202	59	16

Change in cash	998	998	(505)	(505)
Cash at beginning of period	922	922	1,165	1,165

Cash at end of period	$1,920	$1,920	$660	$660

2.	Restatement of Previously Issued Financial Statements (continued)

American International Group, Inc. and Subsidiaries

The following table reflects the effect of the aforementioned adjustments on each component of net income:

For the Quarters Ended March 31,
(in millions)	2004	2003

Net Income as Previously Reported	$2,656	$1,954
Revenues	(262)	(735)
Benefits and expenses	90	(17)
Income taxes	(187)	(256)
Minority interest	(28)	(33)
Cumulative effect of an accounting change, net of tax	37	–

Net Income as restated	$2,556	$1,525

The following two tables reflect the effect of the aforementioned adjustments on each component of revenue:

For the Quarter Ended March 31,
2004	Premiums and	Net Investment	Realized Capital	Other	Total
(in millions)	Other Considerations	Income	Gains (Losses)	Revenues	Revenues

As Previously Reported	$16,139	$4,720	$83	$2,695	$23,637
Adjustments:
Risk Transfer:
Union Excess	97	65	(12)	–	150
Other Risk Transfer	(49)	(2)	–	–	(51)
Net Investment Income:
Covered Calls	–	10	18	–	28
Synthetic Fuel Investment	–	(61)	–	(54)	(115)
Hedge Fund Accounting	–	13	–	(17)	(4)
Muni Tender Option Bond Program	–	21	8	–	29
DBG/AIG Capital Corporation Intercompany Dividend	–	(25)	–	–	(25)
“Top Level” Adjustments and Other Directed Entries (other than loss reserves)	44	(99)	22	12	(21)
Conversion of Underwriting Losses to Capital Losses	–	–	73	–	73
Asset Realization:
Other Than Temporary Declines	–	–	40	–	40
Other GAAP Corrections:
Accounting for Derivatives (FAS 133 Hedge Accounting)	–	–	(81)	(80)	(161)
Foreign Currency Translation (FAS 52)	–	–	(74)	–	(74)
Life Settlements	(196)	(39)	–	–	(235)
Commutations	(40)	–	–	–	(40)
Dollar Roll Transactions	–	–	38	–	38
All Other Adjustments — Net	(13)	(28)	–	147	106

Total adjustments	(157)	(145)	32	8	(262)

As Restated	$15,982	$4,575	$115	$2,703	$23,375

American International Group, Inc. and Subsidiaries

2.	Restatement of Previously Issued Financial Statements (continued)

For the Quarter Ended March 31,
2003	Premiums and	Net Investment	Realized Capital	Other	Total
(in millions)	Other Considerations	Income	Gains (Losses)	Revenues	Revenues

As Previously Reported	$13,072	$3,966	$(632)	$2,521	$18,927
Adjustments:
Risk Transfer:
Union Excess	110	76	(4)	–	182
Other Risk Transfer	(165)	3	–	–	(162)
Net Investment Income:
Covered Calls	–	(103)	28	–	(75)
Synthetic Fuel Investment	–	(40)	–	(45)	(85)
Muni Tender Option Bond Program	–	12	–	–	12
DBG/AIG Capital Corporation Intercompany Dividend	–	(25)	–	–	(25)
“Top Level” Adjustments and Other Directed Entries (other than loss reserves)	–	(297)	203	1	(93)
Conversion of Underwriting Losses to Capital Losses	–	–	5	–	5
Asset Realization:
Other Than Temporary Declines	–	–	503	–	503
Other GAAP Corrections:
Accounting for Derivatives (FAS 133 Hedge Accounting)	–	–	6	(876)	(870)
Foreign Currency Translation (FAS 52)	–	–	(31)	–	(31)
Life Settlements	(190)	(19)	–	–	(209)
Commutations	35	–	–	–	35
Dollar Roll Transactions	–	–	(14)	–	(14)
All Other Adjustments — Net	22	(58)	93	35	92

Total adjustments	(188)	(451)	789	(885)	(735)

As Restated	$12,884	$3,515	$157	$1,636	$18,192

The following two tables reflect the effect of the aforementioned adjustments on each component of Benefits and Expenses:

For the Quarter Ended March 31, 2004	Incurred Policy	Insurance Acquisition and	Total Benefits
(in millions)	Losses and Benefits	Other Operating Expenses	and Expenses

As Previously Reported	$13,734	$5,612	$19,346
Adjustments:
Risk Transfer:
Union Excess	168	12	180
Other Risk Transfer	(47)	(16)	(63)
Loss Reserves	60	–	60
Net Investment Income:
DBG/AIG Capital Corporation Intercompany Dividend	–	(25)	(25)
“Top Level” Adjustments and Other Directed Entries (other than loss reserves)	25	(68)	(43)
Conversion of Underwriting Losses to Capital Losses	–	(1)	(1)
Asset Realization:
Domestic Brokerage Group (DBG) Issues	–	47	47
Other GAAP Corrections:
Accounting for Derivatives (FAS 133 Hedge Accounting)	–	(20)	(20)
Foreign Currency Translation (FAS 52)	–	2	2
Life Settlements	(180)	–	(180)
Deferred Acquisition Costs (DAC)	(74)	105	31
SICO Deferred Compensation	–	14	14
Commutations	(40)	–	(40)
All Other — Net	(49)	177	128

Total adjustments	(137)	227	90

As Restated	$13,597	$5,839	$19,436

American International Group, Inc. and Subsidiaries

2.	Restatement of Previously Issued Financial Statements (continued)

For the Quarter Ended March 31, 2003	Incurred Policy	Insurance Acquisition and	Total Benefits
(in millions)	Losses and Benefits	Other Operating Expenses	and Expenses

As Previously Reported	$11,140	$4,863	$16,003
Adjustments:
Risk Transfer:
Union Excess	108	12	120
Other Risk Transfer	(147)	(2)	(149)
Loss Reserves	75	–	75
Net Investment Income:
DBG/AIG Capital Corporation Intercompany Dividend	–	(25)	(25)
“Top Level” Adjustments and Other Directed Entries (other than loss reserves)	(51)	(25)	(76)
Asset Realization:
Domestic Brokerage Group (DBG) Issues	–	(11)	(11)
Other GAAP Corrections:
Accounting for Derivatives (FAS 133 Hedge Accounting)	–	(26)	(26)
Foreign Currency Translation (FAS 52)	–	17	17
Life Settlements	(175)	–	(175)
Deferred Acquisition Costs (DAC)	(44)	58	14
SICO Deferred Compensation	–	69	69
Commutations	35	–	35
All Other — Net	1	114	115

Total adjustments	(198)	181	(17)

As Restated	$10,942	$5,044	$15,986

The following table reflects the effect of the aforementioned adjustments on income taxes:

For the Quarters Ended March 31,
(in millions)	2004	2003

Income Taxes, as Previously Reported	$1,356	$876
Adjustments:
Risk Transfer:
Union Excess	(11)	22
Other Risk Transfer	2	(5)
Loss Reserves	(21)	(26)
Net Investment Income:
Covered Calls	10	(26)
Synthetic Fuel Investment	(115)	(85)
“Top Level” Adjustments and Other Directed Entries (other than loss reserves)	8	(8)
Asset Realization:
Domestic Brokerage Group (DBG) Issues	5	11
Other Than Temporary Declines	14	176
Other GAAP Corrections:
Accounting for Derivatives (FAS 133 Hedge Accounting)	(49)	(295)
Accounting for Deferred Taxes	(4)	–
Foreign Currency Translation (FAS 52)	(26)	(11)
Life Settlements	(20)	(12)
Deferred Acquisition Costs (DAC)	(9)	–
All Other — Net	29	3

Total adjustments	(187)	(256)

Income Taxes, as Restated	$1,169	$620

American International Group, Inc. and Subsidiaries

3.	Segment Information

The following table summarizes the operations by major operating segment for the three months ended March 31, 2004 and 2003:

Operating Segments	2004	2003
(in millions)	(Restated)	(Restated)

Revenues(a):
General Insurance(b)	$10,075	$7,629
Life Insurance & Retirement Services(c)	10,523	9,046
Financial Services(d)	1,788	787
Asset Management(e)	1,032	864
Other	(43)	(134)

Consolidated	$23,375	$18,192

Operating income (loss)(a)(f):
General Insurance	$1,441	$986
Life Insurance & Retirement Services	1,785	1,722
Financial Services	545	(376)
Asset Management	353	202
Other(g)	(185)	(328)

Consolidated	$3,939	$2,206

(a)	Revenues and operating income reflect the adjustments necessary pursuant to FAS 133. See Restatement of Previously Issued Financial Statements – Accounting for Derivatives (FAS 133 Hedge Accounting).
(b)	Represents the sum of General Insurance net premiums earned, net investment income and realized capital gains (losses).

(c)	Represents the sum of Life Insurance & Retirement Services GAAP premiums, net investment income and realized capital gains (losses).

(d)	Represents interest, lease and finance charges.

(e)	Represents management and advisory fees, and net investment income with respect to GICs.

(f)	Represents income before income taxes, minority interest and cumulative effect of an accounting change.

(g)	Represents other income (deductions) – net and other realized capital gains (losses).

The following table summarizes AIG’s General Insurance operations by major operating unit for the three months ended March 31, 2004 and 2003:

General Insurance	2004	2003
(in millions)	(Restated)	(Restated)

Revenues:
Domestic Brokerage Group	$5,514	$4,028
Transatlantic	972	758
Personal Lines	1,089	903
Mortgage Guaranty	162	178
Foreign General	2,331	1,772
Reclassifications and Eliminations	7	(10)

Total General Insurance	$10,075	$7,629

Operating Income:
Domestic Brokerage Group	$556	$418
Transatlantic	117	81
Personal Lines	98	97
Mortgage Guaranty	96	111
Foreign General	568	289
Reclassifications and Eliminations	6	(10)

Total General Insurance	$1,441	$986

The following table summarizes AIG’s Life Insurance & Retirement Services operations by major operating unit for the three months ended March 31, 2004 and 2003:

Life Insurance & Retirement Services	2004	2003
(in millions)	(Restated)	(Restated)

Revenues(a):
Foreign:
AIA, AIRCO, and Nan Shan	$3,741	$3,338
ALICO, AIG Star Life and AIG Edison Life	2,865	1,939
Philamlife and Other	117	155
Domestic:
AGLA and AG Life(b)	2,094	2,194
VALIC, AIG Annuity and AIG SunAmerica(c)	1,706	1,420

Total Life Insurance & Retirement Services	$10,523	$9,046

Operating Income:
Foreign:
AIA, AIRCO and Nan Shan	$491	$444
ALICO, AIG Star Life and AIG Edison Life	377	390
Philamlife and Other	28	70
Domestic:
AGLA and AG Life(b)	257	399
VALIC, AIG Annuity and AIG SunAmerica(c)	632	419

Total Life Insurance & Retirement Services	$1,785	$1,722

(a)	Represents the sum of Life Insurance & Retirement Services GAAP premiums, net investment income, and realized capital gains (losses).
(b)	Includes the life operations of AIG Life Insurance Company and American International Life Assurance Company of New York.
(c)	“AIG SunAmerica” represents the annuity operations of AIG SunAmerica Life Assurance Company, as well as those of First SunAmerica Life Insurance Company and SunAmerica Life Insurance Company.

The following table summarizes AIG’s Financial Services operations by major operating unit for the three months ended March 31, 2004 and 2003:

Financial Services	2004	2003
(in millions)	(Restated)	(Restated)

Revenues(a):
Aircraft Finance(b)	$752	$722
Capital Markets(c)(d)	317	(601)
Consumer Finance(e)	693	639
Other	26	27

Total Financial Services	$1,788	$787

Operating income (loss)(a):
Aircraft Finance	$180	$201
Capital Markets(d)	167	(736)
Consumer Finance	183	142
Other	15	17

Total Financial Services	$545	$(376)

(a)	Includes the unrealized gain (loss) attributable to economic hedges not qualifying for hedge accounting treatment under FAS 133, including the related foreign exchange gains and losses. For March 31, 2004 and 2003, the effect was $20 million and $26 million, respectively, in operating income for Aircraft Finance, and $37 million and $(862) million, respectively, in both revenues and operating income for Capital Markets.

American International Group, Inc. and Subsidiaries

3.	Segment Information (continued)

(b)	Revenues were primarily from ILFC aircraft lease rentals.

(c)	Revenues, shown net of interest expense, other than those attributable to the effect of not qualifying for hedge accounting as described in (a) above were primarily from AIGFP hedged proprietary positions entered into in connection with counterparty transactions.

(d)	Certain transactions entered into by AIGFP generate tax credits and benefits which are shown in the income tax line on the consolidated statement of income. The amount of tax credits and benefits for the three month periods ended March 31, 2004 and 2003 are $35 million and $29 million, respectively.

(e)	Revenues were primarily finance charges.

The following table summarizes AIG’s Asset Management revenues and operating income for the three month periods ending March 31, 2004 and 2003:

	2004	2003
(in millions)	(Restated)	(Restated)

Revenues:
Guaranteed investment contracts	$730	$647
Institutional Asset Management(a)	183	151
Brokerage Services and Mutual Funds	61	48
Other	58	18

Total	$1,032	$864

Operating income:
Guaranteed investment contracts	$223	$137
Institutional Asset Management(a)(b)	55	37
Brokerage Services and Mutual Funds	20	12
Other	55	16

Total	$353	$202

(a)	Includes AIG Global Investment Group and certain smaller asset management operations.
(b)	Includes the results of certain AIG managed private equity and real estate funds that are consolidated effective December 31, 2003 pursuant to FIN46R, “Consolidation of Variable Interest Entities”. For the first three months of 2004, operating income includes $4 million of third-party limited partner earnings offset in Minority interest expense.

4.	Earnings Per Share

Earnings per share of AIG are based on the weighted average number of common shares outstanding during the period.

Computation of Earnings Per Share:

Three Months Ended March 31,	2004	2003
(in millions, except per share amounts)	(Restated)	(Restated)

Numerator for basic earnings per share:
Income before cumulative effect of an accounting change	$2,700	$1,525
Cumulative effect of an accounting change, net of tax	(144)	–

Net income applicable to common stock	$2,556	$1,525

Denominator for basic earnings per share:
Average shares outstanding used in the computation of per share earnings:
Common stock issued	2,752	2,752
Common stock in treasury	(142)	(142)

Average shares outstanding – basic	2,610	2,610

Numerator for diluted earnings per share:
Income before cumulative effect of an accounting change	$2,700	$1,525
Cumulative effect of an accounting change, net of tax	(144)	–

Net income applicable to common stock	2,556	1,525

Interest on contingently convertible bonds, net of tax(a)	3	3

Adjusted net income applicable to common stock(a)	$2,559	$1,528

Denominator for diluted earnings per share:
Average shares outstanding	2,610	2,610
Incremental shares from potential common stock:
Average number of shares arising from outstanding employee stock plans
(treasury stock method)(b)	23	18
Contingently convertible bonds(a)	9	9

Adjusted average shares outstanding – diluted	2,642	2,637

Earnings per share:
Basic:
Income before cumulative effect of an accounting change	$1.04	$0.58
Cumulative effect of an accounting change, net of tax	(0.06)	–
Net income	$0.98	$0.58

Diluted:
Income before cumulative effect of an accounting change	$1.03	$0.58
Cumulative effect of an accounting change, net of tax	(0.06)	–
Net income	$0.97	$0.58

(a)	Assumes conversion of contingently convertible bonds due to the adoption of EITF Issue No. 04-8, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share.”

(b)	Certain shares arising from employee stock plans were not included in the computation of diluted earnings per share where the exercise price of the options exceeded the average market price and would have been antidilutive. The number of shares excluded were 8 million and 25 million for the first three months of 2004 and 2003, respectively.

     Pursuant to Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment to FASB Statement No. 123” (FAS 148), AIG adopted the “Prospec-

American International Group, Inc. and Subsidiaries

4.	Earnings Per Share (continued)

tive Method” of accounting for stock-based employee compensation effective January 1, 2003. FAS 148 also requires that AIG disclose the effect of stock-based compensation expense that would have been recognized if the fair value based method had been applied to all the awards vesting in the current period.

     The effect with respect to stock-based compensation expense that would have been recognized if the fair value based method had been applied to all the awards vesting in both the first three months of 2004 and 2003 was less than $0.005 per share.

     The quarterly dividend rate per common share, commencing with the dividend paid September 19, 2003 is $0.065.

5.	Benefits Provided by Starr International Company, Inc.

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

     Participation in the SICO Plans by any person, and the amount of such participation, has been at the sole discretion of SICO’s Board of Directors. None of the costs of the various benefits provided under the SICO Plans have been paid by AIG, although in its restated financial statements, AIG has recorded a charge to reported earnings in the periods restated for the deferred compensation amounts paid to AIG employees by SICO, with an offsetting entry to additional paid-in capital reflecting amounts deemed contributed by SICO. The SICO Plans provide that shares currently owned by SICO may be set aside by SICO for the benefit of the participant and distributed upon retirement. The SICO Board of Directors may permit an early payout of units under certain circumstances. Prior to payout, the participant is not entitled to vote, dispose of or receive dividends with respect to such shares, and shares are subject to forfeiture under certain conditions, including but not limited to the participant’s voluntary termination of employment with AIG prior to normal retirement age. In addition, SICO’s Board of Directors may elect to pay a participant cash in lieu of shares of AIG common stock.

     SICO has also provided certain personal benefits to AIG employees. The cost of such benefits, primarily attributable to personal use of corporate aircraft, has not been included in compensation expense.

     Compensation expense with respect to the SICO Plans aggregated $14 million and $69 million for the quarters ended March 31, 2004 and 2003, respectively.

6.	Ownership and Transactions With Related Parties

(a) Ownership: The directors and officers of AIG, together with C.V. Starr & Co., Inc. (Starr), a private holding company, The Starr Foundation and SICO, a private holding company, owned or otherwise controlled approximately 19 percent of the voting stock of AIG at December 31, 2003.

     Five directors of AIG served as directors of Starr and SICO as of March 31, 2004 and December 31, 2003. As of April 30, 2005, no director of AIG serving as an executive officer of AIG served as a director of Starr or SICO.

     (b) Transactions with Related Parties: During the ordinary course of business, AIG and its subsidiaries pay commissions to Starr and its subsidiaries for the production and management of insurance business. There are no significant receivables from/payables to related parties at March 31, 2004.

7.	Commitments and Contingent Liabilities

In the normal course of business, various commitments and contingent liabilities are entered into by AIG and certain of its subsidiaries. In addition, AIG guarantees various obligations of certain subsidiaries.

     (a) AIG and certain of its subsidiaries become parties to derivative financial instruments with market risk resulting from both dealer and end user activities and to reduce currency, interest rate, equity and commodity exposures. These instruments are carried at their estimated fair values in the consolidated balance sheet. The vast majority of AIG’s derivative activity is transacted by AIGFP. (See also Note 20 in AIG’s 2004 Form 10-K.)

     (b) Securities sold, but not yet purchased and spot commodities sold but not yet purchased represent obligations of Capital Markets operations to deliver specified securities and spot commodities at their contracted prices. Capital Markets records a liability to repurchase the securities and spot commodities in the market at prevailing prices.

     AIG has issued unconditional guarantees with respect to the prompt payment, when due, of all present and future payment obligations and liabilities of AIGFP arising from transactions entered into by AIGFP. Net revenues for the three months ended March 31, 2004 and 2003 from Capital Markets operations were $317 million and $(601) million, respectively.

     (c) At March 31, 2004, ILFC had committed to purchase 419 new and used aircraft deliverable from 2004

American International Group, Inc. and Subsidiaries

7.	Commitments and Contingent Liabilities (continued)

through 2010 at an estimated aggregate purchase price of $24.5 billion and had options to purchase 11 new aircraft deliverable from 2004 to 2008 at an estimated aggregate purchase price of $705 million. ILFC will be required to find customers for any aircraft acquired, and it must arrange financing for portions of the purchase price of such equipment.

     (d) AIG and its subsidiaries, in common with the insurance industry in general, are subject to litigation, including claims for punitive damages, in the normal course of their business. The recent trend of increasing jury awards and settlements makes it somewhat more difficult to assess the ultimate outcome of such litigation.

     AIG continues to receive claims asserting injuries from toxic waste, hazardous substances, and other environmental pollutants and alleged damages to cover the cleanup costs of hazardous waste dump sites (hereinafter collectively referred to as environmental claims) and indemnity claims asserting injuries from asbestos. Estimation of asbestos and environmental claims loss reserves is a difficult process, as these claims, which emanate from policies written in 1984 and prior years, cannot be estimated by conventional reserving techniques. Asbestos and environmental claims development is affected by factors such as inconsistent court resolutions, the broadening of the intent of policies and scope of coverage and increasing number of new claims. AIG, together with other industry members, has and will continue to litigate the broadening judicial interpretation of policy coverage and the liability issues. If the courts continue in the future to expand the intent of the policies and the scope of the coverage, as they have in the past, additional liabilities would emerge for amounts in excess of reserves held. This emergence cannot now be reasonably estimated, but could have a material effect on AIG’s future operating results. The reserves carried for these claims at March 31, 2004 were $1.93 billion gross; $628 million net. In the fourth quarter of 2004 AIG increased its estimates for asbestos and environmental reserves by $1.45 billion gross and $850 million net of reinsurance. See footnote 1(cc) to Notes to Financial Statements in AIG’s 2004 Form 10-K.

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

     (f) On May 18, 2005, the AIG Board of Directors passed resolutions (Resolutions) pursuant to which AIG agrees, subject to certain conditions, to (i) make any payment that is not promptly paid with respect to the benefits accrued by current employees of AIG and its subsidiaries under the SICO Plan (as defined in Note 16 in AIG’s 2004 Form 10-K) and (ii) make any payment to the extent not promptly paid by Starr with respect to amounts that become payable to current employees of AIG and its subsidiaries who are also stockholders of Starr after the giving of a notice of repurchase or redemption under Starr’s organizational documents. AIG will accrue approximately $1 million for 2005 for these contingent liabilities.

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

     (h) On December 30, 2004, an arbitration panel issued its ruling in connection with a 1998 workers compensation quota share reinsurance agreement under which Superior National Insurance Company, among others, was reinsured by The United States Life Insurance Company in the City of New York (USLIFE), a subsidiary of American General Corporation. In its 2-1 ruling the arbitration panel refused to rescind the contract as requested by USLIFE. Instead, the panel reformed the contract to reduce USLIFE’s participation

American International Group, Inc. and Subsidiaries
 7. Commitments and Contingent Liabilities (continued)

by ten percent. USLIFE disagrees with the ruling and is pursuing all appropriate legal remedies. USLIFE has certain reinsurance recoverables in connection with the contract and the arbitration ruling established a second phase of arbitration in which USLIFE will present its challenges to cessions to the contract.

     AIG recorded approximately a $178 million pre-tax charge in the fourth quarter of 2004 related to this matter and holds a reserve of approximately $370 million as of December 31, 2004.

     (i) As previously disclosed, on October 14, 2004, the Office of the Attorney General of the State of New York (NYAG) brought a lawsuit challenging certain insurance brokerage practices related to contingent commissions. Neither AIG nor any of its subsidiaries is a defendant in that action, although two employees of an AIG subsidiary pleaded guilty in connection with the Attorney General’s investigation in October 2004, and two additional employees of the same subsidiary pleaded guilty in February 2005. AIG has cooperated, and will continue to cooperate, in the investigation. Regulators from several additional states have commenced investigations into the same matters, and AIG expects there will be additional investigations as well. Various parties, including insureds and shareholders, have also asserted putative class action and other claims against AIG or its subsidiaries alleging, among other things, violations of the antitrust and federal securities laws, and AIG expects that additional claims may be made.

     Various federal and state regulatory agencies are reviewing certain other transactions and practices of AIG and its subsidiaries in connection with industry-wide and other inquiries.

     In February 2005, AIG received subpoenas from the NYAG and the SEC relating to investigations into the use of non-traditional insurance products and certain assumed reinsurance transactions and AIG’s accounting for such transactions. The United States Department of Justice and various state regulators are also investigating related issues. AIG has cooperated, and will continue to cooperate, in producing documents and other information in response to the subpoenas. As more fully described in Note 2 herein, AIG has concluded that the accounting for certain transactions and certain relationships needs to be restated or adjusted.

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

     On May 26, 2005, the NYAG and the New York Superintendent of Insurance filed a civil complaint against AIG as well as its former Chairman and Chief Executive Officer M.R. Greenberg, and former Vice Chairman and Chief Financial Officer Howard Smith, in the Supreme Court of the State of New York. The complaint asserts claims under New York’s Martin Act and Insurance Law, among others, and makes allegations concerning certain of the transactions discussed more fully in AIG’s 2004 Form 10-K, including, among others, Gen Re, Capco, AIRCO Reinsurance, Life Settlements, Richmond and Union Excess. The complaint seeks disgorgement, injunctive relief, punitive damages and costs, among other things.

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

American International Group, Inc. and Subsidiaries

8.	Employee Benefits

The following table presents the components of the net periodic benefit costs with respect to pensions and other benefits for the three months ended March 31, 2004 and 2003:

	Pensions			Postretirement

	Non-U.S.	U.S.		Non-U.S.	U.S.
(In millions)	Plans	Plans	Total	Plans	Plans	Total

2004
Components of net period benefit cost:
Service cost	$15	$23	$38	$–	$1	$1
Interest cost	8	40	48	–	4	4
Expected return on assets	(5)	(43)	(48)	–	–	–
Amortization of prior service cost	(1)	1	–	–	(1)	(1)
Amortization of transitional liability	1	–	1	–	–	–
Recognized actuarial loss	5	14	19	–	–	–

Net period benefit cost	$23	$35	$58	$–	$4	$4

2003
Components of net period benefit cost:
Service cost	$13	$20	$33	$–	$1	$1
Interest cost	8	38	46	–	4	4
Expected return on assets	(5)	(36)	(41)	–	–	–
Amortization of prior service cost	(1)	1	–	–	(1)	(1)
Amortization of transitional liability	1	–	1	–	–	–
Recognized actuarial loss	5	16	21	–	–	–
Other	(7)	–	(7)	–	–	–

Net period benefit cost	$14	$39	$53	$–	$4	$4

9.	Recent Accounting Standards

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

     The provisions of FIN 46R had to be applied immediately to VIEs created after January 31, 2003, and to VIEs in which AIG obtains an interest after that date. For VIEs in which AIG held a variable interest that it acquired before February 1, 2003, FIN 46R was applied as of December 31, 2003. For any VIEs that must be consolidated under FIN 46R that were created before February 1, 2003, the assets, liabilities and noncontrolling interest of the VIEs would be initially measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. In accordance with the transition provisions of FIN 46R, AIG recorded a gain of $9 million ($14 million before tax) reported as a cumulative effect of an accounting change for the fourth quarter of 2003 and added approximately $4.7 billion of assets and liabilities in its consolidated balance sheet at December 31, 2003.

     In July 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (SOP 03-1). This statement was effective as of January 1, 2004, and requires AIG to recognize a liability for guaranteed minimum death benefits and other living benefits related to its variable annuity and variable life contracts and modifies certain disclosures and financial statement presentations for these products. AIG reported for the first quarter of 2004 a one-time cumulative accounting charge upon adoption of $144 million ($222 million pretax) to reflect the liability as of January 1, 2004. For the first quarter of 2004, the ongoing earnings impact of AIG’s adoption of SOP 03-1 was a $3 million charge ($5 million pretax).

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

     Except as noted above, AIG reports variable contracts through separate and variable accounts when investment in-

American International Group, Inc. and Subsidiaries

9.	Recent Accounting Standards (continued)

come and investment gains and losses accrue directly to, and investment risk is borne by, the contract holder (traditional variable annuities). AIG also reports variable annuity and life contracts through separate and variable accounts where AIG contractually guarantees to the contract holder (variable contracts with guarantees) either (a) total deposits made to the contract less any partial withdrawals plus a minimum return (and in minor instances, no minimum returns), (Net Deposits Plus a Minimum Return) or (b) the highest contract value attained, typically on any anniversary date minus any subsequent withdrawals following the contract anniversary (Highest Contract Value Attained). These guarantees include benefits that are payable in the event of death, annuitization, or in other instances, at specified dates during the accumulation period. Such benefits are referred to as guaranteed minimum death benefits (GMDB), guaranteed minimum income benefits (GMIB), and guaranteed minimum withdrawal benefit (GMWB) or guaranteed minimum account value benefits (GMAV), respectively. For AIG, GMDB is by far the most widely offered benefit.

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

     The vast majority of AIG’s exposure on guarantees made to variable contract holders arises from GMDB. Details concerning AIG’s GMDB exposures as of March 31, 2004 are as follows:

	Net Deposits	Highest
	Plus a Minimum	Contract
(dollars in billions)	Return	Value Attained

Account Value(a)	$51	$13
Amount at Risk(b)	9	2
Average Attained Age of Contract Holders by Product	50-70 years	50-70 years

Range of Guaranteed Minimum Return Rates	0-5%	0%

(a)	Included in Policyholders’ Contract Deposits in the Consolidated Balance Sheet.
(b)	Represents the amount of death benefit currently in excess of Account Value.

     The following summarizes GMDB liabilities for guarantees on variable contracts reflected in the general account.

(in millions)

Balance at January 1, 2004*	$479
Reserve increase	30
Benefits paid	(21)

Balance at March 31, 2004	$488

*	Includes amounts from the one-time cumulative accounting charge resulting from the adoption of SOP 03-1.

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

     The following assumptions and methodology were used to determine the domestic and foreign GMDB liability as of March 31, 2004:

•	Data used was up to 5,000 stochastically generated investment performance scenarios.

•	Mean investment performance assumptions ranged from approximately 5 percent to 10 percent depending on the block of business.

•	Volatility assumptions ranged from 16 percent to 19 percent depending on the block of business.

•	Mortality was assumed at between 60 percent and 100 percent of various life and annuity mortality tables.

•	For domestic contracts, lapse rates vary by contract type and duration and ranged from 1 percent to 30 percent. For Japan, lapse rates ranged from 0 percent to 8 percent depending on the type of contract.

•	For domestic contracts, the discount rate was approximately 8 percent. For Japan, the discount rate ranged from 1.5 percent to 7 percent.

     In addition to GMDB, AIG’s contracts currently include to a lesser extent GMIB. The GMIB liability is determined each period end by estimating the expected value of the annuitization benefits in excess of the projected account balance at the date of annuitization and recognizing the excess ratably over the accumulation period based on total expected assessments. AIG regularly evaluates estimates used and adjusts the additional liability balance, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised. As of March 31, 2004, most of AIG’s GMIB exposure was transferred via reinsurance agreements.

     AIG contracts currently include a minimal amount of GMAV and GMWB. GMAV and GMWB are considered to be derivatives and are recognized at fair value through earn-

American International Group, Inc. and Subsidiaries

9.	Recent Accounting Standards (continued)

ings. AIG enters into derivative contracts to partially hedge the economic exposure that arises from GMAV and GMWB.

     In December 2003, FASB issued Statement of Financial Accounting Standards No. 132 (Revised) “Employers’ Disclosures About Pensions and Other Post Retirement Benefits” which revised disclosure requirements with respect to defined benefit plans. (See also Note 8.)

     At the March 2004 meeting, the Emerging Issue Task Force (EITF) reached a consensus with respect to Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” On September 30, 2004, the FASB issued FASB Staff Position (FSP) EITF No. 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” delaying the effective date of this guidance until the FASB has resolved certain implementation issues with respect to this guidance. The disclosure requirements of EITF 03-1 were previously adopted by AIG as of December 31, 2003 and reflected in the Annual Report on Form 10-K for that year for investments accounted for under FAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” For all other investments within the scope of this Issue, the disclosures are effective for the year ended December 31, 2004.

American International Group, Inc. and Subsidiaries

10.	Information Provided in Connection with Outstanding Debt

The following condensed consolidating financial statements are provided in compliance with Regulation S-X of the Securities and Exchange Commission.

(a) American General Corporation (AGC) is a holding company and a wholly owned subsidiary of AIG. AIG provides a full and unconditional guarantee of all outstanding debt of AGC.

American General Corporation:

Condensed Consolidating Balance Sheet

	American
	International
March 31, 2004 (As Restated)	Group, Inc.	AGC	Other		Consolidated
(in millions)	Guarantor	Issuer	Subsidiaries	Eliminations	AIG

Assets:
Invested assets	$1,686	$–	$576,112	$(9,974)	$567,824
Cash	4	–	1,916	–	1,920
Carrying value of subsidiaries and partially owned companies, at equity	75,518	22,398	9,141	(105,554)	1,503
Other assets	2,939	3,332	150,095	(8,535)	147,831

Total assets	$80,147	$25,730	$737,264	$(124,063)	$719,078

Liabilities:
Insurance liabilities	$396	$–	$385,305	$(12)	$385,689
Debt	3,917	2,677	87,084	(10,018)	83,660
Other liabilities	90	3,819	178,435	(8,552)	173,792

Total liabilities	4,403	6,496	650,824	(18,582)	643,141

Preferred shareholders’ equity in subsidiary companies	–	–	193	–	193
Total shareholders’ equity	75,744	19,234	86,247	(105,481)	75,744

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$80,147	$25,730	$737,264	$(124,063)	$719,078

	American
	International
December 31, 2003 (As Restated)	Group, Inc.	AGC	Other		Consolidated
(in millions)	Guarantor	Issuer	Subsidiaries	Eliminations	AIG

Assets:
Invested assets	$1,811	$–	$527,475	$(10,500)	$518,786
Cash	19	–	903	–	922
Carrying value of subsidiaries and partially owned companies, at equity	69,718	21,489	11,126	(100,913)	1,420
Other assets	2,662	2,602	148,604	(843)	153,025

Total assets	$74,210	$24,091	$688,108	$(112,256)	$674,153

Liabilities:
Insurance liabilities	$358	$–	$357,463	$(31)	$357,790
Debt	3,932	2,824	83,416	(9,963)	80,209
Other liabilities	(110)	3,849	163,651	(1,458)	165,932

Total liabilities	4,180	6,673	604,530	(11,452)	603,931

Preferred shareholders’ equity in subsidiary companies	–	–	192	–	192
Total shareholders’ equity	70,030	17,418	83,386	(100,804)	70,030

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$74,210	$24,091	$688,108	$(112,256)	$674,153

American International Group, Inc. and Subsidiaries

10.	Information Provided in Connection with Outstanding Debt (continued)

Condensed Consolidating Statement of Income

	American
	International
Three Months Ended March 31, 2004 (As Restated)	Group, Inc.		AGC		Other		Consolidated
(in millions)	Guarantor		Issuer		Subsidiaries	Eliminations	AIG

Operating income	$98	(a)	$(30	) (b)	$3,871 (c)	$–	$3,939 (d)
Equity in undistributed net income of consolidated subsidiaries	2,297		566		–	(2,863)	–
Dividend income from consolidated subsidiaries	322		24		–	(346)	–
Income taxes (benefits)	161		(11)		1,019	–	1,169
Minority interest	–		–		(70)	–	(70)
Cumulative effect of an accounting change, net of tax	–		–		(144)	–	(144)

Net income (loss)	$2,556		$571		$2,638	$(3,209)	$2,556

	American
	International
Three Months Ended March 31, 2003 (As Restated)	Group, Inc.		AGC	Other			Consolidated
(in millions)	Guarantor		Issuer	Subsidiaries		Eliminations	AIG

Operating income	$(121	)(e)	$–	$2,327	(f)	$–	$2,206	(g)
Equity in undistributed net income of consolidated subsidiaries	1,502		499	–		(2,001)	–
Dividend income from consolidated subsidiaries	208		5	–		(213)	–
Income taxes	64		11	545		–	620
Minority interest	–		–	(61)		–	(61)

Net income (loss)	$1,525		$493	$1,721		$(2,214)	$1,525

(a)	Includes other income (deductions) — net and other realized capital gains (losses) of $17 million.
(b)	Includes other income (deductions) — net and other realized capital gains (losses) of $(30) million.

(c)	Includes other income (deductions) — net and other realized capital gains (losses) of $(172) million.

(d)	Includes other income (deductions) — net and other realized capital gains (losses) of $(185) million.

(e)	Includes other income (deductions) — net and other realized capital gains (losses) of $(181) million.

(f)	Includes other income (deductions) — net and other realized capital gains (losses) of $(147) million.

(g)	Includes other income (deductions) — net and other realized capital gains (losses) of $(328) million.

Condensed Consolidating Statements of Cash Flow

	American
	International
Three Months Ended March 31, 2004 (As Restated)	Group, Inc.	AGC	Other	Consolidated
(in millions)	Guarantor	Issuer	Subsidiaries	AIG

Net cash provided by operating activities	$527	$468	$7,724	$8,719

Cash flows from investing:
Invested assets disposed	315	–	48,362	48,677
Invested assets acquired	(176)	–	(68,044)	(68,220)
Other	(345)	(302)	465	(182)

Net cash used in investing activities	(206)	(302)	(19,217)	(19,725)

Cash flows from financing activities:
Change in debts	(24)	(147)	3,558	3,387
Other	(192)	(19)	8,626	8,415

Net cash provided by (used in) financing activities	(216)	(166)	12,184	11,802

Change in cumulative translation adjustments	(120)	–	322	202

Change in cash	(15)	–	1,013	998
Cash at beginning of period	19	–	903	922

Cash at end of period	$4	$–	$1,916	$1,920

American International Group, Inc. and Subsidiaries

10.	Information Provided in Connection with Outstanding Debt (continued)

	American
	International
Three Months Ended March 31, 2003 (As Restated)	Group, Inc.	AGC	Other	Consolidated
(in millions)	Guarantor	Issuer	Subsidiaries	AIG

Net cash provided by (used in) operating activities	$(11)	$473	$7,458	$7,920

Cash flows from investing:
Invested assets disposed	125	–	46,529	46,654
Invested assets acquired	–	–	(61,571)	(61,571)
Other	(71)	(80)	(93)	(244)

Net cash provided by (used in) investing activities	54	(80)	(15,135)	(15,161)

Cash flows from financing activities:
Change in debts	56	(378)	2,852	2,530
Other	(114)	(14)	4,318	4,190

Net cash provided by (used in) financing activities	(58)	(392)	7,170	6,720

Change in cumulative translation adjustments	1	–	15	16

Change in cash	(14)	1	(492)	(505)
Cash at beginning of period	18	1	1,146	1,165

Cash at end of period	$4	$2	$654	$660

(b) AIG Liquidity Corp. is a wholly owned subsidiary of AIG. AIG provides a full and unconditional guarantee of all obligations of AIG Liquidity Corp., which commenced operations in 2003.

AIG Liquidity Corp.:

Condensed Consolidating Balance Sheet

	American
	International	AIG
March 31, 2004 (As Restated)	Group, Inc.	Liquidity		Other		Consolidated
(in millions)	Guarantor	Corp.		Subsidiaries	Eliminations	AIG

Assets:
Invested assets	$1,686	$	*	$576,112	$(9,974)	$567,824
Cash	4		*	1,916	–	1,920
Carrying value of subsidiaries and partially owned companies, at equity	75,518		–	31,539	(105,554)	1,503
Other assets	2,939		*	153,427	(8,535)	147,831

Total assets	$80,147	$	*	$762,994	$(124,063)	$719,078

Liabilities:
Insurance liabilities	$396		$–	$385,305	$(12)	$385,689
Debt	3,917		*	89,761	(10,018)	83,660
Other liabilities	90		*	182,254	(8,552)	173,792

Total liabilities	4,403		*	657,320	(18,582)	643,141

Preferred shareholders’ equity in subsidiary companies	–		–	193	–	193
Total shareholders’ equity	75,744		*	105,481	(105,481)	75,744

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$80,147	$	*	$762,994	$(124,063)	$719,078

*	Amounts significantly less than $1 million.

American International Group, Inc. and Subsidiaries

10.	Information Provided in Connection with Outstanding Debt (continued)

	American
	International	AIG
December 31, 2003 (As Restated)	Group, Inc.	Liquidity		Other		Consolidated
(in millions)	Guarantor	Corp.		Subsidiaries	Eliminations	AIG

Assets:
Invested assets	$1,811	$	*	$527,475	$(10,500)	$518,786
Cash	19		*	903	–	922
Carrying value of subsidiaries and partially owned companies, at equity	69,718		–	32,615	(100,913)	1,420
Other assets	2,662		*	151,206	(843)	153,025

Total assets	$74,210	$	*	$712,199	$(112,256)	$674,153

Liabilities:
Insurance liabilities	$358		$–	$357,463	$(31)	$357,790
Debt	3,932		*	86,240	(9,963)	80,209
Other liabilities	(110)		*	167,500	(1,458)	165,932

Total liabilities	4,180		*	611,203	(11,452)	603,931

Preferred shareholders’ equity in subsidiary companies	–		–	192	–	192
Total shareholders’ equity	70,030		*	100,804	(100,804)	70,030

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$74,210	$	*	$712,199	$(112,256)	$674,153

*	Amounts significantly less than $1 million.

Condensed Consolidating Statement of Income

	American
Three Months Ended March 31, 2004	International		AIG
(As Restated)	Group, Inc.		Liquidity	Other		Consolidated
(in millions)	Guarantor		Corp.	Subsidiaries	Eliminations	AIG

Operating income	$98	(a)	$ *	$3,841 (b)	$–	$3,939 (c)
Equity in undistributed net income of consolidated subsidiaries	2,297		–	566	(2,863)	–
Dividend income from consolidated subsidiaries	322		–	24	(346)	–
Income taxes	161		*	1,008	–	1,169
Minority interest	–		–	(70)	–	(70)
Cumulative effect of an accounting change, net of tax	–		–	(144)	–	(144)

Net income (loss)	$2,556		$ *	$3,209	$(3,209)	$2,556

*	Amounts significantly less than $1 million.

(a)	Includes other income (deductions) — net and other realized capital gains (losses) of $17 million.
(b)	Includes other income (deductions) — net and other realized capital gains (losses) of $(202) million.

(c)	Includes other income (deductions) — net and other realized capital gains (losses) of $(185) million.

Condensed Consolidating Statements of Cash Flow

	American
	International	AIG
Three Months Ended March 31, 2004 (As Restated)	Group, Inc.	Liquidity	Other	Consolidated
(in millions)	Guarantor	Corp.	Subsidiaries	AIG

Net cash provided by operating activities	$527	$ *	$8,192	$8,719

Cash flows from investing:
Invested assets disposed	315	–	48,362	48,677
Invested assets acquired	(176)	–	(68,044)	(68,220)
Other	(345)	*	163	(182)

Net cash used in investing activities	(206)	*	(19,519)	(19,725)

Cash flows from financing activities:
Change in debts	(24)	–	3,411	3,387
Other	(192)	*	8,607	8,415

Net cash provided by financing activities	(216)	*	12,018	11,802

Change in cumulative translation adjustments	(120)	–	322	202

Change in cash	(15)	*	1,013	998
Cash at beginning of period	19	–	903	922

Cash at end of period	$4	$ *	$1,916	$1,920

*	Amounts significantly less than $1 million.

American International Group, Inc. and Subsidiaries

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” is designed to provide the reader a narrative with respect to AIG’s operations, financial condition and liquidity and certain other significant matters.

Cautionary Statement Regarding
Forward-Looking Information

This Quarterly Report and other publicly available documents may include, and AIG’s officers and representatives may from time to time make, statements which may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not historical facts but instead represent only AIG’s belief regarding future events, many of which, by their nature, are inherently uncertain and outside of AIG’s control. These statements may address, among other things the status and potential future outcome of the current regulatory and civil proceedings against AIG and their potential effect on AIG’s businesses, financial position, results of operations, cash flows and liquidity, the effect of the credit rating downgrades on AIG’s businesses and competitive position, the unwinding and resolving of various relationships between AIG and Starr and SICO, AIG’s strategy for growth, product development, market position, financial results and reserves. It is possible that AIG’s actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Important factors that could cause AIG’s actual results to differ, possibly materially, from those in the specific forward-looking statements are discussed throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations. AIG is not under any obligation (and expressly disclaims any such obligations) to update or alter any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future events or otherwise.

American International Group, Inc. and Subsidiaries

Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, AIG presents its operations in the way it believes will be most meaningful. Statutory underwriting profit (loss) and combined ratios are presented in accordance with accounting principles prescribed by insurance regulatory authorities because these are standard measures of performance used in the insurance industry and thus allow more meaningful comparisons with AIG’s insurance competitors. AIG has also incorporated into this discussion a number of parenthetical cross-references to additional information included throughout this Form 10-Q/A to assist readers seeking related information on a particular subject.

Restatement of Previously Issued
Financial Statements

     Internal Review. In connection with the preparation of AIG’s consolidated financial statements included in AIG’s 2004 Form 10-K, AIG’s current management initiated an internal review of AIG’s books and records, which was substantially expanded in mid-March 2005. The internal review, conducted under the direction of current senior management, with the oversight of the Audit Committee of the Board of Directors, spanned AIG’s major business units globally, and included a review of information and a number of transactions from 2000 to the present. In certain cases, items in periods prior to 2000 were examined due to the nature of the transactions under review. The business units subject to review were Domestic General Insurance, Foreign General Insurance, Reinsurance, Financial Services, Domestic and Foreign Life Insurance & Retirement Services and Asset Management. The internal review encompassed AIG’s books and records, thousands of files and e-mails and interviews with current and former employees and members of management. Management believes that the scope and process of its internal review was sufficient to identify issues of a material nature that could affect AIG’s financial statements.

     AIG’s internal review was complemented by investigations by outside counsel for AIG and for the Audit Committee of the Board of Directors. PricewaterhouseCoopers LLP, an independent registered public accounting firm (PwC or independent auditors), was consulted on the scope of the internal review for certain matters and reviewed the results of the internal review.

     As a result of the findings of the internal review, together with the results of investigations conducted by outside counsel at the request of AIG’s Audit Committee and in consultation with AIG’s independent auditors, AIG concluded that the accounting for certain transactions and certain relationships needed to be restated.

     Restatement. AIG has restated its financial statements for the years ended December 31, 2003, 2002, 2001 and 2000, the quarters ended March 31, June 30 and September 30, 2004 and 2003 and the quarter ended December 31, 2003. See Selected Financial Data and Note 2 of Notes to Financial Statements in the 2004 Form 10-K and Note 2 of Notes to Financial Statements included herein for a discussion of the restatement and a reconciliation of previously reported amounts to the restated amounts for the years ended December 31, 2003, 2002, 2001 and 2000, and the quarterly periods ended March 31, 2004 and 2003.

American International Group, Inc. and Subsidiaries

Overview of Operations and Business Results

AIG’s operations in 2004 are conducted by its subsidiaries principally through four operating segments: General Insurance, Life Insurance & Retirement Services, Financial Services and Asset Management. All financial information herein gives effect to the restatement and adjustments for changes in estimate described in “Restatement of Previously Issued Financial Statements,” herein. Through these segments, AIG provided insurance and investment products and services to both businesses and individuals in over 130 countries and jurisdictions. This geographic product and service diversification is one of AIG’s major strengths and sets it apart from its competitors. Although regional economic downturns or political upheaval could negatively affect parts of AIG’s operations, AIG believes that this diversification makes it unlikely that regional difficulties would have a material impact on its operating results, financial condition or liquidity.

     Beginning in the first quarter of 2004, AIG is reporting Retirement Services results in the same segment as Life Insurance, reflecting the convergence of protective and retirement products and AIG’s current management of these operations.

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

     AIG’s first quarter 2004 operating performance reflects implementation of various long-term strategies and defined goals in its various operating segments.

     A primary goal of AIG in managing its General Insurance operations is to achieve an underwriting profit – maintaining a combined loss and expense ratio under 100. To achieve this end, AIG is disciplined in its risk selection and premiums must be adequate in terms and conditions appropriate to cover the risk accepted. AIG believes in strict control of expenses, so it historically has had one of the lowest expense ratios in the industry.

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

The following table summarizes AIG’s revenues, income before income taxes, minority interest and cumulative effect of an accounting change and net income for the three months ended March 31, 2004 and 2003:

	2004	2003
(in millions)	(Restated)	(Restated)

Total revenues	$23,375	$18,192

Income before income taxes, minority interest and cumulative effect of an accounting change	3,939	2,206

Net income	$2,556	$1,525

Consolidated Results

The 28.5 percent growth in revenues in the first three months of 2004 was primarily attributable to the growth in net premiums earned from global General Insurance operations as well as growth in both General Insurance and Life Insurance & Retirement Services net investment income and GAAP Life Insurance & Retirement Services premiums.

     AIG’s income before income taxes, minority interest and cumulative effect of an accounting change increased 78.6 percent in the first three months of 2004 when compared to the

American International Group, Inc. and Subsidiaries
same period of 2003. General Insurance operating income gains and improved Financial Services results were the primary factors for the increase over 2003 in both pretax income and net income.

The following table summarizes the operations of each principal segment for the three months ended March 31, 2004 and 2003. (See also Note 3 of Notes to Financial Statements.)

	2004	2003
(in millions)	(Restated)	(Restated)

Revenues:(a)
General Insurance(b)	$10,075	$7,629
Life Insurance & Retirement Services(c)	10,523	9,046
Financial Services(d)	1,788	787
Asset Management(e)	1,032	864
Other	(43)	(134)

Total	$23,375	$18,192

Operating Income (loss)(a)(f):
General Insurance	$1,441	$986
Life Insurance & Retirement Services	1,785	1,722
Financial Services	545	(376)
Asset Management	353	202
Other(g)	(185)	(328)

Total	$3,939	$2,206

(a)	Revenues and operating income reflect the adjustments necessary pursuant to FAS 133. See Restatement of Previously Issued Financial Statements – Accounting for Derivatives (FAS 133 Hedge Accounting).
(b)	Represents the sum of General Insurance net premiums earned, net investment income and realized capital gains (losses).
(c)	Represents the sum of Life Insurance & Retirement Services GAAP premiums, net investment income and realized capital gains (losses).
(d)	Represents interest, lease and finance charges.
(e)	Represents management and advisory fees, and net investment income with respect to GICs.
(f)	Represents income before income taxes, minority interest and cumulative effect of an accounting change.
(g)	Represents other income (deductions) – net and other realized capital gains (losses).

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

Life Insurance & Retirement Services

AIG’s Life Insurance & Retirement Services operations provide traditional, financial and investment products throughout the world. AIG’s foreign operations provide 50 percent of AIG’s Life Insurance & Retirement Services operating income.

     Life Insurance & Retirement Services operating income increased by 3.7 percent in the first three months of 2004 compared to the same period of 2003. This increase resulted from growth in each of AIG’s principal Life Insurance & Retirement Services businesses, offset by realized capital losses in 2004 rather than the realized capital gains in 2003.

Financial Services

AIG’s Financial Services subsidiaries engage in diversified activities including aircraft leasing, capital market transactions, consumer finance and insurance premium financing.

     Financial Services operating income increased in the first three months of 2004 compared to the same period in 2003 primarily due to the fluctuation in earnings resulting from derivative activities that did not qualify for hedge accounting under FAS 133. Offsetting this increase is the effect of ILFC’s disposition of approximately $2 billion in aircraft through securitizations in the third quarter of 2003 and first quarter of 2004. Fluctuations in revenues and operating income from quarter to quarter are not unusual because of the transaction-oriented nature of Capital Markets operations and the effect of the FAS 133 adjustments. Consumer Finance operations increased revenues and operating income, both domestically and internationally.

Asset Management

AIG’s Asset Management operations provide asset management services and sell GICs. These products and services are offered to individuals, and institutions both domestically and overseas.

     Asset Management operating income increased 74.8 percent in the first three months of 2004 when compared to the same period of 2003 as a result of the upturn in worldwide financial markets and a strong global product portfolio.

Capital Resources

At March 31, 2004, AIG had total consolidated shareholders’ equity of $75.74 billion and total consolidated borrowings of $83.66 billion. At that date, $74.84 billion of such borrowings were either not guaranteed by AIG or were matched borrowings under obligations of guaranteed investment agreements (GIAs), liabilities connected to trust preferred stock, or matched notes and bonds payable.

     During the period from January 1, 2004 through March 31, 2004, AIG repurchased in the open market 1,313,300 shares of its common stock.

Liquidity

At March 31, 2004, consolidated invested assets included $18.69 billion in cash and short-term investments. Consolidated net cash provided from operating activities in the first three months of 2004 amounted to $8.72 billion. AIG believes that its liquid assets, cash provided by operations and access to short-term funding through commercial paper and

American International Group, Inc. and Subsidiaries
bank credit facilities will enable it to meet any anticipated cash requirements.

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

Reserves for Losses and Loss Expenses (General Insurance):

•	Loss trend factors: used to establish expected loss ratios for subsequent accident years based on premium rate adequacy and the projected loss ratio with respect to prior accident years.
•	Expected loss ratios for the latest accident year: in this case, accident year 2003 for the year end 2003 loss reserve analysis. For low frequency, high severity classes such as excess casualty and directors and officers liability (D&O), expected loss ratios generally are utilized for at least the three most recent accident years.
•	Loss development factors: used to project the reported losses for each accident year to an ultimate amount.

Future Policy Benefits for Life and Accident and Health Contracts (Life Insurance & Retirement Services):

•	Interest rates: which vary by geographical region, year of issuance and products.
•	Mortality, morbidity and surrender rates: based upon actual experience by geographical region modified to allow for variation in policy form.

Estimated Gross Profits (Life Insurance & Retirement Services):

•	Estimated gross profits to be realized over the estimated duration of the contracts (investment-oriented products). Estimated gross profits include investment income and gains and losses on investments less required interest, actual mortality and other expenses.

Deferred Policy Acquisition Costs (Life Insurance and Retirement Services):

•	Recoverability based on current and future expected profitability, which is impacted by interest rates, foreign exchange rates, mortality experience, and policy persistency.

Deferred Policy Acquisition Costs (General Insurance):

•	Recoverability based upon the current profitability of the underlying insurance contracts.

Fair Value Determinations of Certain Assets and Liabilities (Financial Services – Capital Markets):

•	Valuation models: utilizing factors, such as market liquidity and current interest, foreign exchange and volatility rates.
•	AIG attempts to secure reliable and independent current market price data, such as published exchange rates from external subscription services such as Bloomberg or Reuters or third-party broker quotes for use in this model. When such prices are not available, AIG uses an internal methodology, which includes interpolation from verifiable prices from trades occurring on dates nearest to the dates of the transactions.

Other Than Temporary Declines in Value – Investments:

Securities are considered a candidate for impairment based upon the following criteria:

•	Trading at a significant (25 percent or more) discount to par, amortized cost (if lower) or cost for an extended period of time (nine months or longer).

•	The occurrence of a discrete credit event resulting in the debtor default, seeking protection or voluntary reorganization.

•	The possibility of non realization of a full recovery on its investment, irrespective of the occurrence of one of the foregoing events.

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

American International Group, Inc. and Subsidiaries

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

     AIG’s Foreign General insurance group accepts risks primarily underwritten through AIU, a marketing unit consisting of wholly owned agencies and insurance entities. The Foreign General insurance group also includes business written by AIG’s foreign-based insurance subsidiaries for their own accounts. (See also Note 3 of Notes to Financial Statements.)

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

     A basic premise of GAAP accounting is the recognition of expenses at the same time revenues are earned, the accounting principle of matching. Therefore, to convert underwriting results to a GAAP basis, acquisition expenses are deferred (deferred policy acquisition costs (DAC)) and amortized over the period the related net premiums written are earned. Accordingly, the statutory underwriting profit has been adjusted as a result of acquisition expenses being deferred as required by GAAP. DAC is reviewed for recoverability, and such review requires management judgment. (See also Critical Accounting Estimates herein and Notes 1, 2 and 4 of Notes to Financial Statements in AIG’s 2004 Form 10-K.)

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

General Insurance operating income is comprised of underwriting profit, net investment income and realized capital gains and losses. These components, as well as net premiums written, net premiums earned and statutory ratios for the three month periods ending March 31, 2004 and 2003 were as follows:

	2004	2003
(in millions, except ratios)	(Restated)	(Restated)

Net premiums written:
Domestic General
DBG	$5,355	$4,380
Transatlantic	907	768
Personal Lines	1,119	891
Mortgage Guaranty	154	121
Foreign General	2,500	1,959

Total	$10,035	$8,119

Net premiums earned:
Domestic General
DBG	$4,938	$3,808
Transatlantic	893	692
Personal Lines	1,042	852
Mortgage Guaranty	134	124
Foreign General	2,086	1,621

Total	$9,093	$7,097

American International Group, Inc. and Subsidiaries

	2004	2003
(in millions, except ratios)	(Restated)	(Restated)

Underwriting profit (loss):
Domestic General
DBG	$(19)	$198
Transatlantic	37	15
Personal Lines	50	47
Mortgage Guaranty	68	57
Foreign General	323	137

Total	$459	$454

Net investment income:
Domestic General
DBG	$475	$255
Transatlantic	72	65
Personal Lines	45	39
Mortgage Guaranty	29	43
Intercompany adjustments and eliminations – net	–	2
Foreign General	176	147

Total	$797	$551

Realized capital gains (losses)	185	(19)

Operating income	$1,441	$986

Domestic General:
Loss Ratio	78.54	76.48
Expense Ratio	19.65	18.00

Combined Ratio	98.19	94.48

Foreign General:
Loss Ratio	57.75	64.29
Expense Ratio*	25.35	26.06

Combined ratio	83.10	90.35

Consolidated:
Loss Ratio	73.77	73.70
Expense Ratio	21.07	19.94

Combined Ratio	94.84	93.64

*	Includes the results of wholly owned AIU agencies.

General Insurance Results

     General Insurance operating income in the first quarter of 2004 showed excellent results. Net investment income and the capital gains realized in 2004 rather than the capital losses realized in 2003 also benefited General Insurance results.

     Like most AIG units, DBG benefited in the first quarter of 2004 from the flight to quality, a strong profit center focus and growing distribution channels. Overall, DBG’s net premiums written increased in the first quarter of 2004 over 2003. In light of AIG’s recent credit rating downgrades it is unclear whether this flight to quality will continue to benefit AIG. See “Recent Developments — AIG’s Credit Rating”, for a further discussion of the potential effect of the rating downgrades on AIG’s businesses.

     Personal Lines’ net premiums written in the first three months of 2004 includes $107 million from the domestic insurance operations of GE that were acquired in August of 2003. The increase in net premiums written apart from this acquisition resulted from increased marketing efforts as well as rate increases in several states. Underwriting profits are expected to improve in 2005 as a result of continued marketing efforts and loss cost stabilization.

     Mortgage Guaranty’s net premiums written increased 27.3 percent in the first three months of 2004 when compared to the same period of 2003. Premium growth and improved persistency were offset by a slight increase in Mortgage Guaranty’s delinquency ratio, which is still below the industry average.

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

2004

Growth in original currency	20.0%
Foreign exchange effect	3.6
Growth as reported in U.S. dollars	23.6%

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

American International Group, Inc. and Subsidiaries
and fixed income holdings. (See the discussion on “Valuation of Invested Assets” herein.)

     The increase in General Insurance operating income in the first three months of 2004 was primarily attributable to strong profitable growth in DBG’s and Foreign General’s operations and the improvement in realized capital gains (losses) relative to the same period of 2003.

     The contribution of General Insurance operating income to AIG’s consolidated income before income taxes, minority interest and cumulative effect of an accounting change was 36.6 percent in the first three months of 2004 compared to 44.7 percent in the same period of 2003.

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

     AIG’s consolidated general reinsurance assets amounted to $20.14 billion at March 31, 2004 and resulted from AIG’s reinsurance arrangements. Thus, a credit exposure existed at March 31, 2004 with respect to reinsurance recoverable to the extent that any reinsurer may not be able to reimburse AIG under the terms of these reinsurance arrangements. AIG manages its credit risk in its reinsurance relationships by transacting with reinsurers that it considers financially sound, and when necessary AIG holds substantial collateral in the form of funds, securities and/or irrevocable letters of credit. This collateral can be drawn on for amounts that remain unpaid beyond specified time periods on an individual reinsurer basis. At December 31, 2003, approximately 47 percent of the general reinsurance assets were from unauthorized reinsurers. In order to obtain statutory recognition, the majority of these balances were collateralized. The remaining 53 percent of the general reinsurance assets were from authorized reinsurers. The terms authorized and unauthorized pertain to regulatory categories, not creditworthiness. Approximately 90 percent of the balances with respect to authorized reinsurers are from reinsurers rated A (excellent) or better, as rated by A.M. Best, or A (strong) or better, as rated by Standard & Poor’s. Through March 31, 2004, these distribution percentages have not changed significantly. This rating is a measure of financial strength.

     AIG maintains a reserve for estimated unrecoverable reinsurance and has been largely successful in its previous recovery efforts. AIG’s reserve for estimated unrecoverable reinsurance approximated $200 million as of December 31, 2003. At that date, AIG had no significant reinsurance recoverables from any individual reinsurer which is financially troubled (e.g., liquidated, insolvent, in receivership or otherwise subject to formal or informal regulatory restriction).

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

     AIG enters into certain intercompany reinsurance transactions for its general and life operations. AIG enters these transactions as a sound and prudent business practice in order to maintain underwriting control and spread insurance risk among various legal entities. These reinsurance agreements have been approved by the appropriate regulatory authorities. All material intercompany transactions have been eliminated in consolidation. AIG generally obtains letters of credit in order to obtain statutory recognition of these intercompany reinsurance transactions. At March 31, 2004, approximately $2.6 billion of letters of credit were outstanding to cover intercompany reinsurance transactions with AIRCO or other General Insurance subsidiaries.

     At March 31, 2004, the consolidated general reinsurance assets of $20.14 billion include reinsurance recoverables for paid losses and loss expenses of $1.39 billion and $15.19 billion with respect to the ceded reserve for losses and loss expenses, including ceded losses incurred but not reported (IBNR) (ceded reserves). The ceded reserves represent the accumulation of estimates of ultimate ceded losses including provisions for ceded IBNR and loss expenses. The methods

American International Group, Inc. and Subsidiaries
used to determine such estimates and to establish the resulting ceded reserves are continually reviewed and updated. Any adjustments thereto are reflected in income currently. It is AIG’s belief that the ceded reserves at March 31, 2004 were representative of the ultimate losses recoverable. In the future, as the ceded reserves continue to develop to ultimate amounts, the ultimate loss recoverable may be greater or less than the reserves currently ceded.

Reserve for Losses and Loss Expenses

The table below classifies as of March 31, 2004 the components of the General Insurance reserve for losses and loss expenses (loss reserves) with respect to major lines of business on a statutory basis*:

(in millions)	(Restated)

Other Liability Occurrence	$14,032
Other Liability Claims Made	8,728
Workers Compensation	7,404
Auto Liability	5,320
International	3,070
Property	3,287
Reinsurance	2,191
Medical Malpractice	2,071
Aircraft	1,629
Products Liability	1,336
Accident and Health	1,098
Fidelity/ Surety	951
Other	3,101

Total	$54,218

*	Presented pursuant to statutory reporting requirements as prescribed by the National Association of Insurance Commissioners.

     These loss reserves represent the accumulation of estimates of ultimate losses, including IBNR and loss expenses.

     At March 31, 2004, General Insurance net loss reserves increased $2.29 billion from the prior year end to $39.02 billion. The net loss reserves represent loss reserves reduced by reinsurance recoverables, net of an allowance for unrecoverable reinsurance.

     The methods used to determine loss reserve estimates and to establish the resulting reserves are continually reviewed and updated. Any adjustments resulting therefrom are reflected in operating income currently. It was management’s belief that the General Insurance net loss reserves were adequate to cover all General Insurance net losses and loss expenses as at March 31, 2004. However, in the fourth quarter of 2004, AIG recorded a change in estimate with respect to its reserves for asbestos and environmental exposures as discussed above in Explanatory Note — “Fourth Quarter 2004 Changes in Estimates”. Moreover, while AIG annually reviews the adequacy of established loss reserves, there can be no assurance that AIG’s ultimate loss reserves will not adversely develop and materially exceed AIG’s loss reserves as of March 31, 2004 and December 31, 2004. In the opinion of management, such adverse development and resulting increase in reserves is not likely to have a material adverse effect on AIG’s consolidated financial position, although it could have a material adverse effect on AIG’s Consolidated Results of Operations for an individual reporting period.

     In a very broad sense, the General Insurance loss reserves can be categorized into two distinct groups, one group being long tail casualty lines of business. Such lines include excess and umbrella liability, D&O, professional liability, medical malpractice, general liability, products’ liability, and related classes. The other group is short tail lines of business consisting principally of property lines, personal lines and certain classes of casualty lines.

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

American International Group, Inc. and Subsidiaries

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

American International Group, Inc. and Subsidiaries
accident years only, giving no weight to the more favorable development of accident years prior to 1997. In addition, they continued to utilize the 7.5 percent annual loss cost trend factor.

     AIG’s actual loss reserve carried as of the first quarter of 2004 for AIG’s overall general insurance business was approximately two percent less than the aggregate reserve indicated by the actuarial point estimates using the modified actuarial assumptions described above.

     AIG’s annual loss reserve review does not calculate a range of loss reserve estimates. Because a large portion of the loss reserves from AIG’s General Insurance business relate to long-tail casualty lines driven by severity rather than frequency of claims, such as excess casualty and D&O, developing a range around loss reserve estimates would not be meaningful. An estimate is calculated which AIG’s actuaries believe provides a reasonable estimate of the required reserve. This amount then is evaluated against actual carried reserves.

     There is a potential for significant variation in the developing loss reserves, particularly for long-tail casualty classes of business such as excess casualty, when actual costs differ from the assumptions used to test the reserves. Such assumptions include those made for loss trend factors and loss development factors, as described earlier. Set forth below is a sensitivity analysis providing the impact on the loss reserve position of alternative loss trend or loss development factor assumptions as compared to those actually used to test the carried reserves.

     For the excess casualty class of business a five percent change in the assumed loss cost trend from each accident year to the next would cause approximately a $400 million impact (either positively or negatively) to the net loss and loss expense reserve for this business. For the D&O and related management liability classes of business, a five percent change in this assumed loss cost trend would also cause approximately a $400 million impact (either positively or negatively) to the net loss and loss expense reserve for such business. For healthcare liability business, including hospitals and other healthcare exposures, a five percent change in the assumed loss cost trend would cause approximately a $100 million impact (either positively or negatively) to the loss and loss expense reserve for this business. Actual loss cost trends in the early 1990’s were negative for these classes, whereas in the late 1990’s loss costs trends ran well into the double digits for each of these three classes. The sharp increase in loss costs in the late 1990’s was thus much greater than the five percent changes cited above, and caused significant increases in the overall loss reserve needs for these classes. While changes in the loss cost trend assumptions can result in a significant impact on the reserve needs for other smaller classes of liability business, the potential effect of these changes on AIG’s overall carried reserves would be much less than for the classes noted above.

     For the excess casualty class, if future loss development factors differed by five percent from those utilized in the year-end 2003 loss reserve review, there would be approximately a $400 million impact on the overall AIG loss reserve position. The comparable impact on the D&O and related management liability classes would be approximately $200 million if future loss development factors differed by five percent from those utilized in the year-end 2003 loss reserve review. For healthcare liability classes, the impact would be approximately $100 million. For workers’ compensation reserves, the impact of a five percent deviation from the loss development factors utilized in the year-end 2003 reserve reviews would be approximately $600 million (either positive or negative). Because loss development factors for this class have shown less volatility than higher severity classes such as excess casualty, however, actual changes in loss development factors are expected to be less than five percent. There is some degree of volatility in loss development patterns for other longer tail liability classes as well. However, the potential impact on AIG’s reserves would be much less than for the classes cited above.

     The calculations of the effect of the five percent change in loss development factors are made by selecting the stage of accident year development where it is believed reasonable for such a deviation to occur. For example, for workers compensation, the $600 million amount is calculated by assuming that each of the most recent eight accident years develop five percent higher than estimated by the current loss development factors utilized in the reserve study, i.e. the factor 1.05 is multiplied by the incurred losses (including IBNR and loss expenses) for these accident years.

     AIG management believes that using a five percent change in the assumptions for loss cost trends and loss development factors provides a reasonable benchmark for a sensitivity analysis of the reserves of AIG’s most significant lines of general insurance business. For excess casualty business, both the loss cost trend and the loss development factor assumptions are critical. Generally, actual historical loss development factors are used to project future loss development. However, there can be no assurance that future loss development patterns will be the same as in the past. Moreover, as excess casualty is a long-tail class of business, any deviation in loss cost trends or in loss development factors might not be discernible for an extended period of time subsequent to the recording of the initial loss reserve estimates for any accident year. Thus, there is the potential for the reserves with respect to a number of accident years to be significantly impacted by changes in the loss cost trends or loss development factors that were initially relied upon in setting the reserves. These changes in loss trends or loss development factors could be attributable to changes in inflation or in the judicial environment, or in other social or economic phenomena impacting claims. For example, during the lengthy periods during which losses develop for excess casualty, actual changes in loss costs

American International Group, Inc. and Subsidiaries
from one accident year to the next have ranged from negative values to double-digit amounts. Thus the five percent sensitivity indicator is considered an appropriate benchmark for sensitivity analysis for excess casualty. Likewise, in the judgment of AIG’s actuaries, five percent is considered an appropriate benchmark for sensitivity analysis with respect to the loss development factor assumptions used to test the reserves.

     For D&O and related management liability classes of business, the loss cost trend assumption is critical. The loss development factor assumption is important but less critical than for excess casualty. As this coverage is written on a claims-made basis, claims for a given accident year are all reported within that year. Actual changes in loss costs from one accident year to the next in the 1990s ranged from double digit negative values for several accident years in the early 1990s to double digit positive values for the period from accident year 1996 to accident year 1999. Thus, there is the potential for extreme volatility in loss costs for this business, and although five percent is considered a reasonable benchmark for sensitivity analysis there is the potential for variations far greater than this amount (either positive or negative). Five percent is also considered an appropriate benchmark for sensitivity analysis with respect to the loss development factor assumptions used to test the reserves for these classes. However, as noted above, the dollar impact of such a deviation is less than that of a similar deviation in loss cost trends.

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

     For workers’ compensation, the loss development factor assumptions are important. Generally, AIG’s actual historical workers’ compensation loss development would be expected to provide a reasonably accurate predictor of future loss development. A five percent sensitivity indicator for workers’ compensation would thus be considered to be toward the high end of potential deviations for this class of business. AIG’s workers’ compensation reserves include a small portion relating to excess workers’ compensation coverage. The analysis applicable to excess casualty would apply to these reserves. However, the volume of such business is de minimis compared to that for excess casualty. The loss cost trend assumption for workers’ compensation is not believed to be material with respect to AIG’s loss reserves other than for that portion representing excess workers’ compensation. This is primarily because AIG’s actuaries are generally able to use loss development projections for all but the most recent accident year’s reserves, so there is limited need to rely on loss cost trend assumptions for workers’ compensation business.

     For casualty business other than the classes noted above, there is generally some potential for deviation in both the loss cost trend and loss development factor selections. However, the impact of such deviations would not be material when compared to the impact cited above for excess casualty and D&O.

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

     The vast majority of these asbestos and environmental claims emanate from policies written in 1984 and prior years. Commencing in 1985, standard policies contained an absolute exclusion for pollution related damage and an absolute asbestos exclusion was also implemented. However, AIG currently underwrites environmental impairment liability insurance on a claims made basis and has excluded such claims from this analyses herein.

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

     Estimation of asbestos and environmental claims loss reserves is a subjective process and reserves for asbestos and environmental claims cannot be estimated using conventional reserving techniques as previously described. Significant factors which affect the trends that influence the asbestos and environmental claims estimation process are the inconsistent court resolutions and judicial interpretations which broaden the intent of the policies and scope of coverage. The current case law can be characterized as still evolving and there is little likelihood that any firm direction will develop in the near future. Additionally, the exposure for cleanup costs of hazardous waste dump sites involve issues such as allocation

American International Group, Inc. and Subsidiaries
of responsibility among potentially responsible parties and the government’s refusal to release parties.

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

     With respect to asbestos claims handling, AIG’s specialized claims staff continues to operate in a manner to mitigate such losses through proactive handling, supervision and resolution of asbestos cases. Thus, while AIG has resolved all claims with respect to miners and major manufacturers (Tier One), its claims staff continues to operate under the same proactive philosophy to resolve claims involving accounts with products containing asbestos (Tier Two), products containing small amounts of asbestos, companies in the distribution process, and parties with remote, ill defined involvement in asbestos (Tiers Three and Four). Through its commitment to appropriate staffing, training, and strong management oversight of asbestos cases, AIG mitigates to the extent possible its exposure to these claims.

     In order to test the overall reasonableness of the asbestos and environmental reserves established using the ground-up approach, AIG uses primarily two methods, the market share method and the frequency/severity or report year method. The market share method produces indicated asbestos and environmental reserve needs by applying the appropriate AIG company market share to estimated potential industry ultimate loss and loss expenses based on the latest estimates from A.M. Best and Tillinghast. The market share method is a series of tests. Six estimates of potential industry ultimate losses for asbestos and environmental claims are tested. Additionally, a second series of tests are performed, using estimated industry unpaid losses, instead of industry ultimate losses. The market share tests are also performed using estimates of AIG’s market share. The reason AIG’s market share is an estimate is that there are assumptions as to which years and classes of business the asbestos and environmental exposure applies. For example, Commercial Multiple Peril business is included in the market share calculation in some, but not all, of the scenarios. Thus, there are several market share estimates for AIG’s subsidiaries that are calculated as each scenario of estimated market share, industry potential ultimate loss, and industry potential unpaid loss is tested. AIG reviews all of the market share test outcomes but relies primarily on the average or mean indication of the outcomes.

     The second method, the frequency/severity or report year approach, is also a series of tests which are performed separately for asbestos and for environmental exposures. For asbestos, these tests project the expected losses to be reported over the next twenty years, i.e. from 2005 through 2024, based on the actual losses reported through 2004 and the expected future loss emergence for these claims. Three scenarios are tested, with a series of assumptions ranging from more optimistic to more conservative. In the first scenario, all carried asbestos case reserves are assumed to be within ten percent of their ultimate settlement value. The second scenario relies on an actuarial projection of report year developments for asbestos claims reported from 1993 to the present to estimate case reserve adequacy as of year-end 2004. The third scenario also relies on an actuarial projection of report year claims for asbestos, but reflects claims reported from 1989 to the present to estimate case reserve adequacy as of year-end 2004.

     Based on the results of the market share and frequency/severity methods, as noted above, AIG’s initial estimate of the carried A&E reserves were within the range of indications from both methods.

     At year-end 2004, however, AIG considered a number of additional factors and issues, to determine the appropriate reserve that should be carried for these claims. After considering all of these factors, in connection with its year-end actuarial review of asbestos and environmental reserves, AIG recorded a $650 million increase in net asbestos reserves, and a $200 million increase in net environmental reserves. The corresponding increases in gross reserves were $1.2 billion for asbestos and $250 million for environmental exposures. See “Asbestos and Environmental Reserves” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2004 Form 10-K for a more detailed discussion.

American International Group, Inc. and Subsidiaries

A summary of reserve activity, including estimates for applicable IBNR, relating to asbestos and environmental claims separately and combined at March 31, 2004 and 2003 follows:

	2004		2003

(in millions)	Gross	Net	Gross	Net

Asbestos:
Reserve for losses and loss expenses at beginning of year	$1,235	$386	$1,304	$400
Losses and loss expenses incurred*	49	20	39	15
Losses and loss expenses paid*	(109)	(38)	(110)	(32)

Reserve for losses and loss expenses at end of period	$1,175	$368	$1,233	$383

Environmental:
Reserve for losses and loss expenses at beginning of year	$789	$283	$832	$296
Losses and loss expenses incurred*	–	(10)	(18)	(7)
Losses and loss expenses paid*	(33)	(13)	(38)	(21)

Reserve for losses and loss expenses at end of period	$756	$260	$776	$268

Combined:
Reserve for losses and loss expenses at beginning of year	$2,024	$669	$2,136	$696
Losses and loss expenses incurred*	49	10	21	8
Losses and loss expenses paid*	(142)	(51)	(148)	(53)

Reserve for losses and loss expenses at end of period	$1,931	$628	$2,009	$651

*	All amounts pertain to policies underwritten in prior years.

The gross and net IBNR included in the reserve for losses and loss expenses at March 31, 2004 and March 31, 2003 were estimated as follows:

	2004		2003

(in millions)	Gross	Net	Gross	Net

Asbestos	$686	$196	$683	$203
Environmental	342	81	312	72
Combined	$1,028	$277	$995	$275

A summary of asbestos and environmental claims count activity for the three month periods ended March 31, 2004 and 2003 was as follows:

	2004			2003

	Asbestos	Environmental	Combined	Asbestos	Environmental	Combined

Claims at beginning of year	7,474	8,852	16,326	7,085	8,995	16,080
Claims during year:
Opened	201	967	1,168	99	387	486
Settled	(60)	(50)	(110)	(30)	(54)	(84)
Dismissed or otherwise resolved	(229)	(856)	(1,085)	(23)	(787)	(810)

Claims at end of period	7,386	8,913	16,299	7,131	8,541	15,672

American International Group, Inc. and Subsidiaries
The table below presents AIG’s survival ratios for asbestos and environmental claims at March 31, 2004 and 2003 calculated without the effect of the change in estimate in the fourth quarter of 2004 described above. The survival ratio is derived by dividing the year end carried loss reserve by the average payments for the three most recent calendar years for these claims. Therefore the survival ratio is a simplistic measure estimating the number of years it would be before the current ending loss reserves for these claims would be paid off using recent year average payments. Many factors, such as aggressive settlement procedures, mix of business and level of coverage provided, have a significant effect on the amount of asbestos and environmental reserves and payments and the resultant survival ratio. Thus caution should be exercised in attempting to determine reserve adequacy for these claims based simply on this survival ratio.

AIG’s survival ratios for asbestos and environmental claims, separately and combined were based upon a three year average payment. These ratios for the quarters ended March 31, 2004 and 2003 were as follows:

	Gross	Net

2004
Survival ratios:
Asbestos	4.4	4.4
Environmental	4.9	4.0
Combined	4.6	4.3

2003
Survival ratios:
Asbestos	4.0	4.5
Environmental	5.1	4.8
Combined	4.3	4.7

Life Insurance & Retirement Services Operations

AIG’s Life Insurance & Retirement Services subsidiaries offer a wide range of insurance and retirement savings products both domestically and abroad. Insurance-oriented products consist of individual and group life, payout annuities, endowment and accident and health policies. Retirement savings products consist generally of fixed and variable annuities. (See also Note 3 of Notes to Financial Statements.)

     Domestically, AIG’s Life Insurance & Retirement Services operations offer a broad range of protection products, including life insurance, group life and health products, disability income products and payout annuities which include single premium immediate annuities, structured settlements and terminal funding annuities. Home service operations include an array of life insurance, accident and health, and annuity products sold through career agents. In addition, home service includes a small block of run-off property and casualty coverage. Retirement Services include group retirement products, individual fixed and variable annuities sold through banks, broker dealers and exclusive sales representatives, and annuity runoff operations which include previously-acquired “closed blocks” and other fixed and variable annuities largely sold through distribution relationships that have been discontinued.

     Overseas, AIG’s Life Insurance & Retirement Services operations include insurance and investment-oriented products such as whole and term life, investment linked, universal life and endowments, personal accident and health products, group products including pension, life and health, and fixed and variable annuities.

Life Insurance & Retirement Services operations presented on a major product basis for the three month periods ending March 31, 2004 and 2003 were as follows:

	2004	2003(a)
(in millions)	(Restated)	(Restated)

GAAP premiums:
Domestic Life:
Life insurance	$430	$428
Home service	206	209
Group life/health	268	232
Payout annuities (b)	374	420

Total	1,278	1,289

Domestic Retirement Services:
Group retirement products	76	54
Individual fixed annuities	13	7
Individual variable annuities	100	73
Individual annuities-runoff (c)	20	22

Total	209	156

Total Domestic	1,487	1,445

Foreign Life:
Life insurance	3,860	3,237
Personal accident & health	1,029	691
Group products	415	350

Total	5,304	4,278

Foreign Retirement Services:
Individual fixed annuities	85	61
Individual variable annuities	13	3

Total	98	64

Total Foreign	5,402	4,342

Total GAAP premiums	$6,889	$5,787

Net investment income:
Domestic Life:
Life insurance	$341	$252
Home service	151	152
Group life/health	31	28
Payout annuities	199	169

Total	722	601

Domestic Retirement Services:
Group retirement products	542	491
Individual fixed annuities	758	569
Individual variable annuities	55	54
Individual annuities-runoff (c)	276	331

Total	1,631	1,445

Total Domestic	2,353	2,046

American International Group, Inc. and Subsidiaries

	2004	2003(a)
(in millions)	(Restated)	(Restated)

Foreign Life:
Life insurance	1,004	752
Personal accident & health	42	36
Group products	105	76
Intercompany adjustments	(4)	(3)

Total	1,147	861

Foreign Retirement Services:
Individual fixed annuities	199	57
Individual variable annuities	79	–

Total	278	57

Total Foreign	1,425	918

Total net investment income	3,778	2,964

Pricing net investment gains	78	51
Realized capital gains (losses)	(222)	244

Total realized gains (losses) (d)	(144)	295

Total operating income	$1,785	$1,722

Life insurance in-force (e):
Domestic	$673,443	$645,606
Foreign	954,253	937,425

Total	$1,627,696	$1,583,031

(a)	Adjusted to conform to 2004 presentation.
(b)	Includes structured settlements, single premium immediate annuities and terminal funding annuities.
(c)	Represents runoff annuity business sold through discontinued distribution relationships.
(d)	For purposes of this presentation, pricing net investment gains are segregated as a component of total realized gains (losses). They represent certain amounts of realized capital gains where gains are an inherent element in pricing certain life products in some foreign countries.
(e)	Amounts presented were as at March 31, 2004 and December 31, 2003.

     AIG’s Life Insurance & Retirement Services subsidiaries report their operations through the following operating units: Domestic Life — AIG American General — American General Life Insurance Company (AG Life) USLIFE and AGLA; Domestic Retirement Services — VALIC, AIG Annuity and AIG SunAmerica; Foreign Life — ALICO, AIG Edison Life, AIG Star Life, AIA, Nan Shan and Philamlife.

Life Insurance & Retirement Services Results

The increase in operating income in the first three months of 2004 when compared to the same period of 2003 was caused in part by strong growth, particularly overseas, offset by realized capital losses in 2004 rather than the realized capital gains in 2003.

     Life Insurance & Retirement Services GAAP premiums grew in the first three months of 2004 when compared with the same period in 2003. AIG’s Domestic Life operations had record universal and term life sales and good performance from the independent distribution segment. Payout annuities also had strong growth. The domestic group business is below AIG’s growth standards, largely because several accounts where pricing was unacceptable were not renewed and loss experience was higher than anticipated. Restructuring efforts in this business are focused on new product introductions, cross selling and other growth strategies. AGLA, the home service business, is diversifying product offerings, enhancing the capabilities and quality of the sales force and broadening the markets served beyond those historically serviced in an effort to accelerate growth.

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

     The majority of the growth in Life Insurance & Retirement Services GAAP premiums in Foreign Life operations was attributable to the life insurance, personal accident & health, and group products lines of business. Globally, AIG’s deep and diverse distribution, which includes bancassurance, worksite marketing, direct marketing and strong agency organizations, provides a powerful platform for growth. This growth was most significant in Southeast Asia where AIG maintains significant market share established by its strong agency force, and in Japan, where AIG has benefited from a flight to quality and development of multiple distribution channels. In light of AIG’s recent credit rating downgrades, it is unclear whether this flight to quality will continue to benefit AIG. See “Recent Developments — AIG’s Credit Rating”, for a further discussion of the potential effect of the rating downgrades on AIG’s businesses. Also in Japan, AIG Edison Life is being integrated successfully into AIG’s life operations. AIG Star Life is growing first year premiums as a result of new product introductions and an expanded agency force, and is benefiting from more successful conservation of in-force business. The Foreign Retirement Services business continues its strong growth based upon its success in Japan and Korea by expanding its extensive distribution network and leveraging AIG’s product expertise. AIG is introducing annuity products in new markets. In January 2005, AIG Star Life entered into an agreement with the Bank of Tokyo Mitsubishi, one of Japan’s largest banks, to market a multi-currency fixed annuity.

AIG transacts business in most major foreign currencies. The following table summarizes the effect of changes in foreign currency exchange rates on the growth of Life Insurance & Retirement Services GAAP premiums.

2004

Growth in original currency	13.8%
Foreign exchange effect	5.3
Growth as reported in U.S. dollars	19.1%

     Under U.S. GAAP, deposits and certain other considerations received under deferred annuity (variable and fixed) and universal life contracts are not included as GAAP premiums.

American International Group, Inc. and Subsidiaries
If such amounts were to be included, the overall growth from 2004 over 2003 would be greater, due in part to large increases in foreign individual fixed annuities.

     The growth in net investment income in the first three months of 2004 was attributable to both foreign and domestic invested new cash flow for investment. Additionally, net investment income was positively affected by the compounding of previously earned and reinvested net investment income.

     Life Insurance & Retirement Services investment portfolios are managed within the overall objectives of the Life Insurance & Retirement Services operations. Capital losses in the first quarter 2004 reflect the effect of the FAS 133 hedge accounting change and the application of FAS 52 — Foreign Currency Translation. (Refer to Note 2 herein for an explanation of changes to AIG’s hedge accounting.) See also the discussion on “Valuation of Invested Assets” herein.

     The contribution of Life Insurance & Retirement Services operating income to AIG’s consolidated income before income taxes, minority interest and cumulative effect of an accounting change amounted to 45.3 percent in the first three months of 2004, compared to 78.1 percent in the first three months of 2003. The decrease in 2004 over 2003 was due to the fluctuation in Financial Services operating income resulting from the transaction-oriented nature of Capital Markets operations and the effect of the FAS 133 adjustments.

Underwriting and Investment Risk

The risks associated with life and accident and health products are underwriting risk and investment risk. The risk associated with the financial and investment contract products is primarily investment risk.

     Underwriting risk represents the exposure to loss resulting from the actual policy experience adversely emerging in comparison to the assumptions made in the product pricing associated with mortality, morbidity, termination and expenses. The emergence of significant adverse experience would require an adjustment to the benefit reserves (and DAC) that could have a substantial effect on AIG’s results of operations.

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

     Certain foreign jurisdictions, including Japan, have limited long-dated bond markets and AIG may use alternative investments, including equities, real estate and foreign currency denominated fixed income instruments to extend the effective duration and increase the yield of the investment portfolio to more closely match the requirements of the policyholder liabilities.

American International Group, Inc. and Subsidiaries

     AIG actively manages the asset-liability relationship in its domestic operations and is more easily effectuated through the ample supply of qualified long-term investments.

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

     DAC for life insurance and retirement services products arises from the deferral of those costs that vary with, and are directly related to, the acquisition of new or renewal business. Policy acquisition costs for life insurance products are generally deferred and amortized over the premium paying period of the policy. Policy acquisition costs which relate to universal life and investment-type products, including variable and fixed annuities (investment-oriented products) are deferred and amortized, with interest, as appropriate, in relation to the historical and future incidence of estimated gross profits to be realized over the estimated lives of the contracts. With respect to universal life and investment-oriented products, AIG’s policy, as appropriate, has been to adjust amortization assumptions for DAC when estimates of current or future gross profits to be realized from these contracts are revised. With respect to variable annuities sold domestically (representing the vast majority of AIG’s variable annuity business), the assumption for the long-term annual net growth rate of the equity markets used in the determination of DAC amortization is approximately 10 percent. A methodology referred to as “reversion to the mean” is used to maintain this long-term net growth rate assumption, while giving consideration to short-term variations in equity markets. Estimated gross profits include investment income and gains and losses on investments less interest required as well as other charges in the contract less actual mortality and expenses. Current experience and changes in the expected future gross profits are analyzed to determine the effect on the amortization of DAC. The estimation of projected gross profits requires significant management judgment. The elements with respect to the current and projected gross profits are reviewed and analyzed quarterly and are appropriately adjusted.

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

Insurance Invested Assets

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

American International Group, Inc. and Subsidiaries

The following tables summarize the composition of AIG’s insurance invested assets by insurance segment, at March 31, 2004 and December 31, 2003:

		Life
		Insurance &			Percent Distribution
March 31, 2004 (Restated)	General	Retirement		Percent
(dollars in millions)	Insurance	Services	Total	of Total	Domestic	Foreign

Fixed Maturities:
Available for sale, at market value (a)	$43,463	$276,178	$319,641	72.0%	63.0%	37.0%
Held to maturity, at amortized cost	9,823	–	9,823	2.2	100.0	–
Equity securities, at market value(b)	5,220	9,127	14,347	3.2	35.4	64.6
Mortgage loans on real estate, policy and collateral loans	25	20,376	20,401	4.6	67.3	32.7
Short-term investments, including time deposits, and cash	1,708	15,357	17,065	3.8	46.0	54.0
Real estate	579	2,902	3,481	0.8	22.1	77.9
Investment income due and accrued	866	4,052	4,918	1.1	59.6	40.4
Securities lending collateral	6,256	34,439	40,695	9.2	79.1	20.9
Other invested assets	5,603	7,930	13,533	3.1	84.5	15.5

Total	$73,543	$370,361	$443,904	100.0%	64.2%	35.8%

(a)	Includes $1.97 billion of bond trading securities, at market value.
(b)	Includes $2.04 billion of preferred stocks, at market value.

		Life
		Insurance &			Percent Distribution
December 31, 2003 (Restated)	General	Retirement		Percent
(dollars in millions)	Insurance	Services	Total	of Total	Domestic	Foreign

Fixed Maturities:
Available for sale, at market value(a)	$41,610	$258,139	$299,749	75.7%	64.1%	35.9%
Held to maturity, at amortized cost	8,037	–	8,037	2.0	100.0	–
Equity securities, at market value(b)	5,130	4,233	9,363	2.5	53.7	46.3
Mortgage loans on real estate, policy and collateral loans	25	20,293	20,318	5.1	67.7	32.3
Short-term investments, including time deposits, and cash	1,912	6,497	8,409	2.1	50.3	49.7
Real estate	569	2,903	3,472	0.9	22.7	77.3
Investment income due and accrued	797	3,749	4,546	1.1	60.1	39.9
Securities lending collateral	5,225	24,970	30,195	7.6	76.0	24.0
Other invested assets	4,898	7,009	11,907	3.0	84.1	15.9

Total	$68,203	$327,793	$395,996	100.0%	65.5%	34.5%

(a)	Includes $282 million of bond trading securities, at market value.
(b)	Includes $1.90 billion of preferred stocks, at market value.

Credit Quality

At March 31, 2004, approximately 64 percent of the fixed maturities investments were domestic securities. Approximately 32 percent of such domestic securities were rated AAA by one or more of the principal rating agencies. Approximately 7 percent were below investment grade or not rated.

     A significant portion of the foreign insurance fixed income portfolio is rated by Moody’s, S&P or similar foreign services. Similar credit quality rating services are not available in all overseas locations. AIG annually reviews the credit quality of the foreign portfolio nonrated fixed income investments, including mortgages. At March 31, 2004, approximately 17 percent of the foreign fixed income investments were either rated AAA or, on the basis of AIG’s internal analysis, were equivalent from a credit standpoint to securities so rated. Approximately 6 percent were below investment grade or not rated at that date. A large portion of the foreign insurance fixed income portfolio are sovereign fixed maturity securities supporting the policy liabilities in the country of issuance.

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

American International Group, Inc. and Subsidiaries
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

     In general, a security is considered a candidate for impairment if it meets any of the following criteria:

•	Trading at a significant discount (25 percent or more) to par, amortized cost (if lower) or cost for an extended period of time (nine months or longer);

•	The occurrence of a discrete credit event resulting in (i) the issuer defaulting on a material outstanding obligation; or (ii) the issuer seeking protection from creditors under the bankruptcy laws or any similar laws intended for the court supervised reorganization of insolvent enterprises; or (iii) the issuer proposing a voluntary reorganization pursuant to which creditors are asked to exchange their claims for cash or securities having a fair value substantially lower than par value of their claims; or

•	In the opinion of AIG’s management, it is possible that AIG may not realize a full recovery on its investment, irrespective of the occurrence of one of the foregoing events.

     Once a security has been identified as other-than-temporarily impaired, the amount of such impairment is determined by reference to that security’s contemporaneous market price and recorded as a charge to earnings.

     As a result of these policies, AIG recorded impairment losses, net of taxes, of $79 million and $152 million in the first three months of 2004 and 2003, respectively. The recovery in global equity markets and reasonably steady domestic interest rates were the primary reasons for the decline in impairment loss recognition from 2003 to 2004.

     No impairment charge with respect to any one single credit was significant to AIG’s consolidated financial condition or results of operations, and no individual impairment loss exceeded 1.5 percent of consolidated net income for the first three months of 2004.

     Excluding the other-than-temporary impairments noted above, the changes in market value for AIG’s available for sale portfolio, which constitutes the vast majority of AIG’s investments, were recorded in accumulated other comprehensive income as unrealized gains or losses, net of tax.

     At March 31, 2004, the aggregate unrealized gains after taxes for fixed maturity and equity securities were approximately $13.6 million. At March 31, 2004, aggregate unrealized losses after taxes of fixed maturity and equity securities were $969 million. At March 31, 2004, the fair value of AIG’s fixed maturities and equity securities aggregated to $345.8 billion.

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

     In the three months ended March 31, 2004, the pretax realized losses incurred with respect to the sale of fixed maturities and equity securities were $291 million. The aggregate fair value of securities sold was $6.1 billion, which was approximately 98 percent of amortized cost. The average period of time that securities sold at a loss during the quarter ended March 31, 2004 were trading continuously at a price below book value was approximately seven months.

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

     The methodology used to estimate fair value of nontraded fixed income investments is by reference to traded securities with similar attributes and using a matrix pricing methodology. This technique takes into account such factors as the industry, the security’s rating and tenor, its coupon rate, its position in the capital structure of the issuer, and other relevant factors. The change in fair value is recognized as a component of accumulated other comprehensive income (loss), net of tax.

     For certain structured securities, the carrying value is based on an estimate of the security’s future cash flows pursuant to the requirements of Emerging Issues Task Force Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.” The change in carrying value is recognized in income.

     Hedge funds and limited partnerships in which AIG holds in the aggregate less than a five percent interest, are carried at fair value. The change in fair value is recognized as a component of accumulated other comprehensive income (loss), net of tax.

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

American International Group, Inc. and Subsidiaries

Financial Services Operations

AIG’s Financial Services subsidiaries engage in diversified activities including aircraft leasing, capital market transactions, and consumer and insurance premium financing. (See also Note 3 of Notes to Financial Statements.)

     AIG’s Aircraft Finance operations represent the operations of International Lease Finance Corporation (ILFC), which generates its revenues primarily from leasing new and used commercial jet aircraft to domestic and foreign airlines. Revenues also result from the remarketing of commercial jets for its own account, for airlines and for financial institutions.

     ILFC finances its purchases of aircraft primarily through the issuance of a variety of debt instruments. The composite borrowing rates at the end of the first three months of 2004 and 2003 were 4.34 percent and 4.57 percent, respectively. (See also the discussions under “Capital Resources” and “Liquidity” herein and Note 3 of Notes to Financial Statements.)

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

     As a dealer, AIGFP marks all derivative and trading transactions to fair value daily. Thus, a gain or loss on each transaction is recognized daily. Under GAAP, certain gains and losses are required to be recorded immediately in earnings, whereas in other instances, they are required to be recognized over the life of the underlying contracts. AIGFP hedges the market risks arising from its transactions. Therefore, revenues and operating income are not significantly exposed to or affected by market fluctuations and volatility except for the volatility resulting from FAS 133 adjustments on positions that did not qualify for hedge accounting. (See the discussion of the effect of FAS 133 under “Restatement of Previously Issued Financial Statements” herein.) Revenues of the Capital Markets operations and the percentage change in revenues for any given period are significantly affected by the number and size of transactions entered into by these subsidiaries during that period relative to those entered into during the prior period. Operating income and the percentage change in operating income for any period are determined by the number, size and profitability of the transactions attributable to that period relative to those attributable to the prior period. Generally, the realization of trading revenues as measured by the receipt of funds is not a significant reporting

American International Group, Inc. and Subsidiaries
event as the gain or loss on AIGFP’s trading transactions are currently reflected in operating income as the fair values change from period to period.

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

     Spread income on investments and borrowings is recorded on an accrual basis over the life of the transaction. Investments are classified as securities available for sale and are marked to market with the resulting unrealized gains or losses reflected in accumulated other comprehensive income (loss). AIGFP hedges the economic exposure on its investments and borrowings through its derivatives portfolio. The requirements under FAS 133 hedge accounting were not met for certain of these hedge transactions for the quarters ended March 31, 2004 and 2003. Where hedge accounting is not achieved, previous adjustments to record the change in value of investments and borrowings were required to be reversed into income.

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

Financial Services operations for the three month periods ending March 31, 2004 and 2003 were as follows:

	2004	2003
(in millions)	(Restated)	(Restated)

Revenues(a):
Aircraft Finance(b)	$752	$722
Capital Markets(c)(d)	317	(601)
Consumer Finance(e)	693	639
Other	26	27

Total	$1,788	$787

Operating income (loss)(a):
Aircraft Finance	$180	$201
Capital Markets(d)	167	(736)
Consumer Finance	183	142
Other, including intercompany adjustments	15	17

Total	$545	$(376)

(a)	Includes the unrealized gain (loss) attributable to economic hedges not qualifying for hedge accounting treatment under FAS 133, including the related foreign exchange gains and losses. For March 31, 2004 and 2003, the effect was $20 million and $26 million, respectively, in operating income for Aircraft Finance and $37 million, and $(862) million, respectively, in both revenues and operating income for Capital Markets.
(b)	Revenues were primarily from ILFC aircraft lease rentals.
(c)	Revenues, shown net of interest expense, were primarily from AIGFP hedged proprietary positions entered into in connection with counterparty transactions.
(d)	Certain transactions entered into by AIGFP generate tax credits and benefits which are shown in the income tax line on the consolidated statement of income. The amount of tax credits and benefits for the three month periods ended March 31, 2004 and 2003 are $35 million and $29 million, respectively.

(e)	Revenues were primarily finance charges.

Financial Services Results

Financial Services operating income increased in the first three months of 2004 compared to the same period in 2003, primarily due to the fluctuations in earnings resulting from derivative activities that did not qualify for hedge accounting under FAS 133. Offsetting this increase was the effect of ILFC’s disposition of approximately $2 billion in aircraft through securitizations in the third quarter of 2003 and first quarter of 2004. Fluctuations in revenues and operating income from quarter to quarter are not unusual because of the transaction-oriented nature of Capital Markets operations and the volatility resulting from the accounting treatment for the economic hedges under FAS 133.

     Financial Services operating income represented 13.8 percent of AIG’s consolidated income before income taxes, minority interest and cumulative effect of an accounting change in the first three months of 2004. This compares to a loss in the same period of 2003.

     With respect to ILFC, the revenue growth in the first three months of 2004 resulted primarily from the increase in

American International Group, Inc. and Subsidiaries
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

     Financial market conditions in the first quarter of 2004 compared with the first quarter of 2003 were characterized by interest rates which were broadly unchanged across fixed income markets globally, a tightening of credit spreads, and higher equity valuations. Capital Markets’ results in the first three months of 2004 compared with the same period in 2003 reflected a shift in product segment activity to respond to these conditions. In particular, Capital Markets experienced increases in demand for interest and currency linked products that addressed the risk management needs of its counterparties.

     The most significant component of Capital Markets operating expenses is compensation, which was approximately $114 million and $103 million in the first three months of 2004 and 2003, respectively. The amount of compensation was not affected by unrealized gains or losses attributable to economic hedges, including the related foreign exchange gains and losses not qualifying for hedge accounting treatment under FAS 133.

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

	2004 (Restated)		2003 (Restated)

	Invested	Percent of	Invested	Percent of
(dollars in millions)	Assets	Total	Assets	Total

Flight equipment primarily under operating leases, net of accumulated depreciation	$30,807	23.6%	$30,343	24.3%
Finance receivables, net of allowance	18,385	14.1	17,500	14.0
Unrealized gain on interest rate and currency swaps, options and forward transactions	21,309	16.3	21,459	17.2
Securities available for sale, at market value	26,260	20.1	24,042	19.2
Trading securities, at market value	5,381	4.1	4,418	3.5
Securities purchased under agreements to resell, at contract value	19,022	14.6	20,819	16.7
Trading assets	1,613	1.2	2,277	1.8
Spot commodities, at market value	183	0.1	250	0.2
Other, including short-term investments	7,678	5.9	3,896	3.1

Total	$130,638	100.0%	$125,004	100.0%

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

American International Group, Inc. and Subsidiaries

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

     Securities available for sale is predominantly a portfolio of debt securities, where the individual securities have varying degrees of credit risk. At March 31, 2004, the average credit rating of this portfolio was AA or the equivalent thereto as determined through rating agencies or internal review. AIGFP has also entered into credit derivative transactions to hedge its credit risk associated with $219 million of these securities. Securities deemed below investment grade at March 31, 2004 amounted to approximately $98 million in fair value representing 0.6 of one percent of the total AIGFP securities available for sale. $30 million of this amount is hedged with a credit derivative.

     AIGFP’s risk management objective is to minimize interest rate, currency commodity and equity risks associated with its securities available for sale. That is, when AIGFP purchases a security for its securities available for sale investment portfolio, it simultaneously enters into an offsetting internal hedge such that the payment terms of the hedging transaction offset the payment terms of the investment security which achieves the economic result of converting the return on the underlying security to USD LIBOR plus or minus a spread based on the underlying profit on each security on the initial trade date. The market risk associated with such internal hedges is managed on a portfolio basis, with third party hedging transactions executed as necessary. As hedge accounting treatment is not achieved in accordance with FAS 133, the unrealized gains and losses on these securities resulting from changes in interest rates, currency rates, commodity and equity prices are recorded in accumulated other comprehensive income while the unrealized gains and losses on the related economic hedges are reflected in operating income. When a security is sold, the related hedging transaction is terminated. The realized gain or loss with respect to each security is then recorded in operating income.

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

     AIGFP also conducts, as principal, market making and trading activities in foreign exchange, and commodities, primarily precious metals. AIGFP owns inventories in the commodities in which it trades and may reduce the exposure to market risk through the use of swaps, forwards, futures and option contracts. AIGFP uses derivatives to manage the economic exposure of its various trading positions and transactions from adverse movements of interest rates, foreign currency exchange rates and commodity prices. AIGFP supports its trading activities largely through trading liabilities, unrealized losses on swaps, short-term borrowings, securities sold under agreements to repurchase and securities and commodities sold but not yet purchased. (See also the discussions under “Capital Resources.”)

The gross unrealized gains and gross unrealized losses of Capital Markets included in the financial services assets and liabilities at March 31, 2004 were as follows:

	Gross	Gross
	Unrealized	Unrealized
	Gains	Losses
(in millions)	(Restated)	(Restated)

Securities available for sale, at market value	$1,819	$108
Unrealized gain/ loss on interest rate and currency swaps, options and forward transactions*	21,309	14,199
Trading assets	8,960	7,059
Spot commodities, at market value	–	13
Trading liabilities	–	1,015
Securities and spot commodities sold but not yet purchased, at market value	–	722

*	These amounts are also presented as the respective balance sheet amounts.

     AIGFP’s interest rate and currency risks on securities available for sale, at market, are economically managed by taking internal offsetting positions on a security by security basis with its derivative portfolio, thereby offsetting a significant portion of the unrealized appreciation or depreciation. As previously discussed in Financial Services Results these economic offsets do not meet the hedge accounting requirements of FAS 133.

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

American International Group, Inc. and Subsidiaries
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

Asset Management revenues and operating income for the three month periods ending March 31, 2004 and 2003 were as follows:

	2004	2003
(in millions)	(Restated)	(Restated)

Revenues:
Guaranteed investment contracts	$730	$647
Institutional Asset Management(a)	183	151
Brokerage Services and Mutual Funds	61	48
Other	58	18

Total	$1,032	$864

Operating income:
Guaranteed investment contracts	$223	$137
Institutional Asset Management(a)(b)	55	37
Brokerage Services and Mutual Funds	20	12
Other	55	16

Total	$353	$202

(a)	Includes AIG Global Investment Group and certain smaller asset management operations.
(b)	Includes the results of certain AIG managed private equity and real estate funds consolidated effective December 31, 2003 pursuant to FIN46R, “Consolidation of Variable Interest Entities”. For the first quarter of 2004, operating income includes $4 million of third-party limited partner earnings offset in Minority interest expense.

Asset Management Results

Asset Management operating income increased in the first three months of 2004 compared to the same period of 2003 as a result of the upturn in worldwide financial markets and a strong global product portfolio. The operating income growth results from fees related to the management of mutual funds and various investment portfolios that are in great part contingent upon the growth in the equity markets and customer interest in equity sensitive products. Thus, as equity markets expand and contract, the appetite for listed and private equity investment changes, and the revenues and operating income with respect to the asset management portion of this segment can be expected to be similarly affected. Guaranteed investment contracts, also known as funding agreements (GICs), are sold domestically and abroad to both institutions and individuals. These products are written on an opportunistic basis when market conditions are favorable. Thus, revenues, operating income and cash flow attributable to GICs will vary from one reporting period to the next. AIG expects to launch a matched investment program utilizing issuances of AIG debt securities, which will become AIG’s principal spread-based investment activity. In light of recent developments, the timing of the launch of this program is unclear. Because AIG’s credit spreads in the capital markets have widened following the ratings declines, there may be a reduction in the earnings on new business in AIG’s institutional spread based funding business.

American International Group, Inc. and Subsidiaries

     Asset Management operating income represented 9.0 percent of AIG’s consolidated income before income taxes, minority interest and cumulative effect of an accounting change in the first three months of 2004. This compares to 9.2 percent in the same period of 2003.

     At March 31, 2004, AIG’s third party assets under management, including both retail mutual funds and institutional accounts, exceeded $45 billion and the aggregate GIC reserve was $48.4 billion.

Other Operations

Other income (deductions)-net includes AIG’s equity in certain minor majority-owned subsidiaries and certain partially owned companies, realized foreign exchange transaction gains and losses in substantially all currencies and unrealized gains and losses in hyperinflationary currencies, the cash distributions on the liabilities connected to trust preferred stock, as well as the income and expenses of the parent holding company and other miscellaneous income and expenses. Other income (deductions)-net amounted to $(259) million and $(209) million in the first three months of 2004 and 2003, respectively.

Capital Resources

At March 31, 2004, AIG had total shareholders’ equity of $75.74 billion and total borrowings of $83.66 billion. At that date, $74.84 billion of such borrowings were either not guaranteed by AIG or were AIGFP’s matched borrowings under obligations of guaranteed investment agreements (GIAs), liabilities connected to trust preferred stock, or matched notes and bonds payable.

Borrowings

At March 31, 2004, AIG’s net borrowings were $8.82 billion after reflecting amounts that were matched borrowings under AIGFP’s obligations of GIAs, matched notes and bonds payable, amounts not guaranteed by AIG and liabilities connected to trust preferred stock. The following table summarizes borrowings outstanding at March 31, 2004 and December 31, 2003:

	2004	2003
(in millions)	(Restated)	(Restated)

AIG’s net borrowings	$8,815	$7,469
Liabilities connected to trust preferred stock	1,682	1,682
AIGF P
GIAs	15,414	15,337
Matched notes and bonds payable	17,433	16,735
Borrowings not guaranteed by AIG	40,316	38,986

Total	$83,660	$80,209

Borrowings issued or guaranteed by AIG and those borrowings not guaranteed by AIG at March 31, 2004 and December 31, 2003 were as follows:

	2004	2003
(in millions)	(Restated)	(Restated)

AIG borrowings:
Medium term notes	$767	$791
Notes and bonds payable	3,150	3,141
Loans and mortgages payable	336	337

Total	4,253	4,269

Borrowings guaranteed by AIG:
AIGFP
GIAs	15,414	15,337
Notes and bonds payable	18,381	17,468

Total	33,795	32,805

AIG Funding, Inc. commercial paper	2,519	1,223

AGC Notes and bonds payable	1,095	1,244

Liabilities connected to trust preferred stock	1,682	1,682
Total borrowings issued or guaranteed by AIG	43,344	41,223

Borrowings not guaranteed by AIG:
ILFC
Commercial paper	1,854	1,575
Medium term notes	5,965	5,960
Notes and bonds payable(a)	14,795	14,431
Loans and mortgages payable(b)	125	143

Total	22,739	22,109

AGF
Commercial paper	3,202	2,877
Medium term notes	10,059	9,704
Notes and bonds payable	1,723	1,739

Total	14,984	14,320

Commercial paper:
AIG Credit Card Company (Taiwan)	229	250
AIG Finance (Taiwan) Limited	9	13

Total	238	263

Loans and mortgages payable:
AIGCFG	616	624
AIG Finance (Hong Kong) Limited	115	161

Total	731	785

Other Subsidiaries	854	725

Variable Interest Entity debt:
ILFC	459	464
AIG Global Investment Group	–	6
AIG Capital Partners	145	148
AIG SunAmerica	166	166

Total	770	784

Total borrowings not guaranteed by AIG	40,316	38,986

Total Debt	$83,660	$80,209

(a)	Includes borrowings under Export Credit Facility of $1.7 billion and $1.8 billion, at March 31, 2004 and December 31, 2003, respectively.
(b)	Capital lease obligations.

     For a description of the effects on AIG’s capital resources, including the cost of borrowing, of recent downgrades and rating actions by the major rating agencies, see the discussion under “Outlook” herein. See also Note 9 of Notes to Financial Statements from AIG’s 2004 Form 10-K.

American International Group, Inc. and Subsidiaries

     During the first quarter of 2004, AIG did not issue any medium term notes, and $24 million of previously issued notes matured or were redeemed. AIG intends to continue its customary practice of issuing debt securities from time to time to meet its financing needs and those of certain of its subsidiaries for general corporate purposes, as well as to initiate a matched investment program. However AIG’s ability to do so may be limited until May 31, 2005, due to the delay in filing the Annual Report on Form 10-K and its periodic financial reports. See “Recent Developments — Access to the Capital Markets.”

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

     On May 15, 2003, AIG sold $1.5 billion principal amount of notes in a Rule 144A/Regulation S offering, $500 million of which bear interest at a rate of 2.875 percent per annum and mature in 2008 and $1.0 billion of which bear interest at a rate of 4.250 percent per annum and mature in 2013. The notes are senior unsecured obligations of AIG and rank equally with all of AIG’s other senior debt outstanding. AIG completed an exchange offer in April 2004 with respect to the Rule 144A/Regulation S Notes and issued in exchange substantially identical notes that are registered under the Securities Act.

     AIGFP uses the proceeds from the issuance of notes and bonds and GIA borrowings to invest in a diversified portfolio of securities and derivative transactions. The borrowings may also be temporarily invested in securities purchased under agreements to resell. (See also the discussions under “Operating Review,” “Liquidity” and “Derivatives” herein.)

     AIGFP has established a Euro Medium Term Note Program under which an aggregate principal amount of up to $4.0 billion of notes may be outstanding. As of March 31, 2004, $5.34 billion of notes had been issued under the program, $3.66 billion of which were outstanding. Notes issued under this program are included in Notes and Bonds Payable in the preceding table of borrowings.

     AIG Funding, Inc. (AIG Funding), through the issuance of commercial paper, helps fulfill the short-term cash requirements of AIG and its subsidiaries. AIG Funding intends to continue to meet AIG’s funding requirements through the issuance of commercial paper guaranteed by AIG. The issuance of AIG Funding’s commercial paper is subject to the approval of AIG’s Board of Directors.

     AIG and AIG Funding are parties to unsecured syndicated revolving credit facilities aggregating $2.75 billion, consisting of $1.375 billion in a 364 day revolving credit facility that expires in July of 2004 and $1.375 billion in a five year revolving credit facility that expires in July of 2007. The 364-day facility allows for the conversion by AIG of any outstanding loans at expiration into one-year term loans. The Facility can be used for general corporate purposes and also to provide backup for AIG Funding’s commercial paper programs. AIG expects to replace or extend these credit facilities on or prior to their expiration. There are currently no borrowings outstanding under the Facility, nor were any borrowings outstanding as of March 31, 2004.

     AIG is also a party to an unsecured inter-company revolving credit facility provided by certain of its subsidiaries aggregating $2 billion that expires in October of 2004. The facility allows for the conversion of any outstanding loans at expiration into one-year term loans. The facility can be used for general corporate purposes and also to provide backup for AIG’s commercial paper programs. AIG expects to replace or extend this credit facility on or prior to its expiration. There are currently no borrowings outstanding under the inter-company facility, nor were any borrowings outstanding as of March 31, 2004.

     As of November 2001, AIG guaranteed the notes and bonds of AGC. During 2002, AGC issued $200 million in notes which matured in March 2003.

     AGF fulfills its short term cash requirements through the issuance of commercial paper. The issuance of commercial paper is subject to the approval of AGF’s Board of Directors and is not guaranteed by AIG. AGF is a party to unsecured syndicated revolving credit facilities aggregating $3.0 billion. The facilities consist of $1.5 billion in a 364-day revolving credit facility and $1.5 billion in a five year revolving credit facility. The 364-day facility allows for the conversion by AGF of any outstanding loans at expiration into one-year term loans. The facilities can be used for general corporate purposes and also to provide backup for AGF’s commercial paper programs. AGF expects to replace or extend these credit facilities on or prior to their expiration. There are currently no borrowings under these facilities, nor were any borrowings outstanding as of March 31, 2004. AGF had $8.3 billion in aggregate principal amount of debt securities registered and available for issuance at March 31, 2004. AGF uses the proceeds from the issuance of notes and bonds for the funding of its finance receivables.

     Proceeds from the collection of finance receivables will be used to pay the principal and interest with respect to AGF’s debt.

     ILFC fulfills its short term cash requirements through the issuance of commercial paper. The issuance of commercial paper is subject to the approval of ILFC’s Board of Directors and is not guaranteed by AIG. ILFC is a party to unsecured syndicated revolving credit facilities aggregating $4.2 billion

American International Group, Inc. and Subsidiaries
at March 31, 2004. The facilities can be used for general corporate purposes and also to provide backup for ILFC’s commercial paper program and consist of $3.15 billion in a short-term revolving credit facility and $1.05 billion in a three year revolving credit facility. ILFC expects to replace or extend these credit facilities on or prior to their expiration. There are currently no borrowings under these facilities, nor were any borrowings outstanding as of March 31, 2004.

     At March 31, 2004, ILFC had increased the aggregate principal amount outstanding of its medium term and long-term notes including $823 million resulting from foreign exchange translation into U.S. dollars as of quarter-end. ILFC had $11.08 billion of debt securities registered for public sale at March 31, 2004. As of March 31, 2004, $6.95 billion of debt securities were issued. In addition, ILFC has a Euro Medium Term Note Program for $5.0 billion, under which $3.39 billion in notes were sold through March 31, 2004. ILFC has substantially eliminated the currency exposure arising from foreign currency denominated notes by either economically hedging the notes through swaps or through the offset provided by operating lease payments in Euros. Notes issued under this program are included in Notes and Bonds Payable in the preceding table of borrowings.

     ILFC had a $4.3 billion Export Credit Facility for use in connection with the purchase of approximately 75 aircraft delivered through 2001. This facility was guaranteed by various European Export Credit Agencies. The interest rate varies from 5.75 percent to 5.90 percent on these amortizing ten year borrowings depending on the delivery date of the aircraft. At March 31, 2004, ILFC had $1.7 billion outstanding under this facility. The debt is collateralized by a pledge of the shares of a subsidiary of ILFC, which holds title to the aircraft financed under the facility. Borrowings with respect to this facility are included in Notes and Bonds Payable in the preceding table of borrowings. During 2003, ILFC entered into various bank financings for a total funded amount of $1.3 billion. The financings mature through 2009. One tranche of one of the loans totaling $410 million was funded in Japanese yen and swapped to U.S. dollars.

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

     AIG Credit Card Company (Taiwan) – (AIGCCC- Taiwan) and AIG Finance (Taiwan) Limited – (AIGF-Taiwan), both consumer finance subsidiaries in Taiwan, have issued commercial paper for the funding of their own operations. At March 31, 2004, AIG did not guarantee the commercial paper of any of its subsidiaries other than Funding. (See also the discussion under “Derivatives” herein.)

Contractual Obligations and Other Commercial Commitments

The maturity schedule of AIG’s contractual obligations at March 31, 2004 was as follows:

(in millions)

		Payments due by Period

		Less	One	Four
		Than	Through	Through	After
	Total	One	Three	Five	Five
	Payments	Year	Years	Years	Years

Borrowings(a)(b)	$75,077	$21,238	$15,853	$10,852	$27,134
Loss reserves(c)	54,218	14,910	16,536	7,862	14,910
Aircraft purchase commitments	24,511	3,172	10,115	8,810	2,414

Total	$153,806	$39,320	$42,504	$27,524	$44,458

(a)	Excludes commercial paper and obligations included as debt pursuant to FIN 46R and includes ILFC’s capital lease obligations.
(b)	Does not include the foreign exchange unrealized gain or loss related to economic hedges on borrowings that do not meet the requirements of hedge accounting treatment under FAS 133.

(c)	Represents future loss and loss adjustment expense payments estimated based on historical loss development payment patterns.

American International Group, Inc. and Subsidiaries

The maturity schedule of AIG’s other commercial commitments by segment at March 31, 2004 was as follows:

(in millions)

		Amount of Commitment Expiration

		Less	One	Four
	Total	Than	Through	Through	After
	Amounts	One	Three	Five	Five
	Committed	Year	Years	Years	Years

Letters of credit:
Life Insurance & Retirement Services	$140	$110	$–	$–	$30
DBG	212	111	101	–	–
Standby letters of credit:
Capital Markets	1,619	53	11	16	1,539
Guarantees:
Life Insurance & Retirement Services(a)	3,221	177	2,173	369	502
Asset Management	150	83	56	11	–
Other commercial commitments(b):
Capital Markets(c)	15,529	190	1,394	2,510	11,435
Aircraft Finance(d)	1,446	–	597	411	438
Life Insurance & Retirement Services(e)	2,359	384	1,079	122	774
Asset Management	381	340	41	–	–
DBG(f)	1,940	–	–	–	1,940

Total	$26,997	$1,448	$5,452	$3,439	$16,658

(a)	Primarily SunAmerica construction guarantees connected to affordable housing investments.
(b)	Excludes commitments with respect to pension plans.
(c)	Primarily liquidity facilities provided in connection with certain municipal swap transactions and collateralized bond obligations.
(d)	Primarily in connection with options to acquire aircraft.
(e)	Primarily SunAmerica commitments to invest in partnerships.
(f)	Primarily commitments to invest in limited partnerships.

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

     As a result of the downgrades in 2005 of AIG’s long-term senior debt ratings, AIG has been required to post approximately $1.16 billion of collateral with counterparties to municipal guaranteed investment agreements and financial derivatives transactions. In the event of a further downgrade, AIG will be required to post additional collateral. It is estimated that, as of the close of business on June 23, 2005, based on AIG’s outstanding municipal guaranteed investment agreements and financial derivatives transactions as of such date, a further downgrade of AIG’s long-term senior debt ratings to ‘Aa3’ by Moody’s or ‘AA–’ by S&P would permit counterparties to call for approximately $2.10 billion of additional collateral. Further, additional downgrades could result in requirements for substantial additional collateral, which could have a material effect on how AIG manages its liquidity. The actual amount of additional collateral that AIG would be required to post to counterparties in the event of such downgrades depends on market conditions, the market value of the outstanding affected transactions and other factors prevailing at the time of the downgrade. The requirement to post additional collateral may increase if additional counterparties begin to require credit support from AIG through collateralization agreements. Additional obligations to post collateral will increase the demand on AIG’s liquidity.

Shareholders’ Equity

AIG’s shareholders’ equity increased $5.71 billion during the first three months of 2004. During the first three months of 2004, retained earnings increased $2.39 billion, resulting from net income less dividends. Unrealized appreciation of investments, net of taxes increased $3.18 billion and the cumulative translation adjustment loss, net of taxes, decreased $204 million. The change from period to period with respect to the unrealized appreciation of investments, net of taxes, was primarily impacted by the decrease in domestic interest rates. During the first three months of 2004, there was a loss of $8 million, net of taxes relating to derivative contracts designated as cash flow hedging instruments. (See also the discussion under “Operating Review” and “Liquidity” herein and the Consolidated Statement of Comprehensive Income.)

     AIG has in the past reinvested most of its unrestricted earnings in its operations and believes such continued reinvestment in the future will be adequate to meet any foreseeable capital needs. However, AIG may choose from time to

American International Group, Inc. and Subsidiaries

time to raise additional funds through the issuance of additional securities.

Stock Purchase

During the period January 1, 2004 through March 31, 2004, AIG purchased in the open market 1,313,300 shares of its common stock. AIG from time to time may buy shares of its common stock in the open market for general corporate purposes, including to satisfy its obligations under various employee benefit plans.

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

     At March 31, 2004, there were no significant statutory or regulatory issues which would impair AIG’s financial condition, results of operations or liquidity, but AIG cannot predict whether the regulatory investigations currently underway or future regulatory issues will impair AIG’s financial condition, results of operations or liquidity. To AIG’s knowledge, no AIG company is on any regulatory or similar “watch list” with regard to solvency. (See also the discussion under “Liquidity” herein.)

Regulation and Supervision

AIG’s insurance subsidiaries, in common with other insurers, are subject to regulation and supervision by the states and jurisdictions in which they do business. In the U.S. the National Association of Insurance Commissioners (NAIC) has developed Risk-Based Capital (RBC) requirements. RBC relates an individual insurance company’s statutory surplus to the risk inherent in its overall operations. At March 31, 2004, the risk-based adjusted surplus of each of AIG’s Domestic General companies and of each of AIG’s Domestic Life companies exceeded each of their RBC standards. As discussed above, various regulators have commenced investigations into certain insurance business practices. While such investigations are in their early stages, it is possible that they may result in additional regulation of the insurance industry and AIG cannot predict the ultimate effect that such additional regulation might have on its business. Federal, state or local legislation may affect AIG’s ability to operate and expand its various financial services businesses and changes in the current laws, regulations or interpretations thereof may have a material adverse effect on these businesses. See “Current Developments — Regulatory Investigations” for a further discussion of the impact these investigations may have on AIG’s insurance business.

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

     Foreign operations are individually subject to local solvency margin requirements that require maintenance of adequate capitalization, which AIG complies with by country. In addition, certain foreign locations, notably Japan, have established regulations that can result in guarantee fund assessments. These have not had a material impact on AIG’s operations.

Liquidity

AIG’s liquidity is primarily derived from the operating cash flows of its General and Life Insurance & Retirement Services operations. Management believes that AIG’s liquid assets, its

American International Group, Inc. and Subsidiaries

net cash provided by operations, and access to short term funding will enable it to meet any anticipated cash requirements.

     At March 31, 2004, AIG’s consolidated invested assets included $18.69 billion of cash and short-term investments. Consolidated net cash provided from operating activities in the first quarter of 2004 amounted to $8.72 billion.

     The liquidity of the combined insurance operations is derived both domestically and abroad. The combined insurance operating cash flow is derived from two sources, underwriting operations and investment operations. In the aggregate, AIG’s insurance operations generated approximately $16.9 billion in pretax cash flow during the first quarter of 2004. Cash flow includes periodic premium collections, including policyholders’ contract deposits, cash flows from investment operations and paid loss recoveries less reinsurance premiums, losses, benefits, and acquisition and operating expenses. Generally, there is a time lag from when premiums are collected and, when as a result of the occurrence of events specified in the policy, the losses and benefits are paid. AIG’s insurance investment operations generated approximately $4.2 billion in investment income cash flow during the first quarter of 2004. Investment income cash flow is primarily derived from interest and dividends received and includes realized capital gains net of realized capital losses. (See also the discussions under “Operating Review: General Insurance Operations” and “Life Insurance & Retirement Services Operations” herein.)

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

     In addition to the combined insurance pretax operating cash flow, AIG’s insurance operations held $17.07 billion in cash and short-term investments at March 31, 2004. Operating cash flow and the cash and short-term balances held provided AIG’s insurance operations with a significant amount of liquidity.

     This liquidity is available, among other things, to purchase predominately high quality and diversified fixed income securities and, to a lesser extent, marketable equity securities, and to provide mortgage loans on real estate, policy loans and collateral loans. This cash flow coupled with proceeds of approximately $38 billion from the maturities, sales and redemptions of fixed income securities and from the sale of equity securities was used to purchase approximately $54 billion of fixed income securities and marketable equity securities during 2004.

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

     AIG, the parent company, funds its short-term working capital needs through commercial paper issued by AIG Funding. As additional liquidity, AIG parent has a $2 billion inter-company revolving credit facility provided by certain of its subsidiaries, a $1.375 billion 364-day revolving bank credit facility that expires in July 2004 and a $1.375 billion five year revolving bank credit facility that expires in July 2007. AIG parent’s primary sources of cash flow are dividends and loans from its subsidiaries. AIG parent’s primary uses of cash flow are for debt service and the payment of shareholders dividends. Including debt obligations of AGC that are guaranteed by AIG, remaining debt maturities due in 2004 are $189 million, due in the third quarter. See also Note 9 of Notes to Consolidated Financial Statements in the AIG’s Form 10-K for the year ended December 31, 2004 for additional information on debt maturities for AIG and its subsidiaries.

American International Group, Inc. and Subsidiaries

Special Purpose Vehicles and Off Balance Sheet Arrangements

AIG uses special purpose vehicles (SPVs) and off balance sheet arrangements in the ordinary course of business. As a result of recent changes in accounting, a number of SPVs and off balance sheet arrangements have been reflected in AIG’s consolidated financial statements. In addition, certain entities have been consolidated in connection with the restatement of AIG’s financial statements described in Note 19 to the Notes to Financial Statements from AIG’s Form 10-K for the year ended December 31, 2004. In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 addressed the consolidation and disclosure rules for nonoperating entities that are now defined as Variable Interest Entities (VIEs). In December 2003, FASB issued a revision to Interpretation No. 46 (FIN 46R).

     AIG has restrictive guidelines with respect to the formation of and investment in SPVs and off balance sheet arrangements. In particular, AIG has expanded the responsibility of its Structured Products Committee to include the review of any transaction primarily intended to achieve a tax, accounting or legal result.

     For additional information related to AIG’s activities with respect to VIEs and certain guarantees see “Recent Accounting Standards” herein and also Note 9.

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

     A counterparty may default on any obligation to AIG, including a derivative contract. Credit risk is a consequence of extending credit and/or carrying trading and investment positions. Credit risk exists for a derivative contract when that contract has a positive fair value to AIG. To help manage this risk, AIGFP’s credit department operates within the guidelines set and authorities granted by the AIG Credit Risk Committee. This committee establishes the credit policy, sets limits for counterparties and provides limits for derivative transactions with counterparties having different credit ratings. In addition to credit ratings, this committee takes into account other factors, including the industry and country of the counterparty. Transactions which fall outside pre-established guidelines and limits require the specific approval of the AIG Credit Risk Committee. It is also AIG’s policy to establish reserves for potential credit impairment when necessary.

     AIG’s Derivatives Review Committee provides an independent review of any proposed derivative transaction except those derivative transactions entered into by AIGFP with third parties. The committee examines, among other things, the nature and purpose of the derivative transaction, its potential credit exposure, if any, and the estimated benefits.

     Legal risk with respect to derivatives arises from the uncertainty of the enforceability, through legal or judicial processes, of the obligations of AIG’s clients and counterparties, including contractual provisions intended to reduce credit exposure by providing for the netting of mutual obligations. See also Note 20 of Notes to Financial Statements from AIG’s Form 10-K for the year ended December 31, 2004 for detailed information relating to AIG’s derivative activities, and Note 1 of Notes to Financial Statements for AIG’s derivative accounting policies from AIG’s Form 10-K for the year ended December 31, 2004.

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

American International Group, Inc. and Subsidiaries

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

Financial Services

AIG generally manages its market exposures within Financial Services by maintaining offsetting positions. Capital Markets seeks to minimize or set limits for open or uncovered market positions. Credit exposure is managed separately. (See the discussion on the management of credit risk above.)

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

     Capital Markets operations are exposed to market risk due to changes in the level and volatility of interest rates, foreign currency exchange rates, equity prices and commodity prices. AIGFP hedges its exposure to these risks primarily through swaps, options, forwards and futures. To economically hedge interest rate risks, AIGFP may also purchase U.S. and foreign government obligations.

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

     AIGFP attempts to secure reliable and independent current market prices, such as published exchange prices, external subscription services such as from Bloomberg or Reuters or third-party broker quotes for use in this model. When such prices are not available, these subsidiaries use an internal methodology which includes extrapolation from observable and verifiable prices nearest to the dates of the transactions. Historically, actual results have not materially deviated from these models.

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

American International Group, Inc. and Subsidiaries

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

     The provisions of FIN 46R had to be applied immediately to VIEs created after January 31, 2003, and to VIEs in which AIG obtains an interest after that date. For VIEs in which AIG held a variable interest that it acquired before February 1, 2003, FIN 46R was applied as of December 31, 2003. For any VIEs that must be consolidated under FIN 46R that were created before February 1, 2003, the assets, liabilities and noncontrolling interest of the VIEs would be initially measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. In accordance with the transition provisions of FIN 46R, AIG recorded a gain of $9 million ($14 million before tax) reported as a cumulative effect of an accounting change for the fourth quarter of 2003 and added approximately $4.7 billion of assets and liabilities in its consolidated balance sheet at December 31, 2003.

     In July 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (SOP 03-1). This statement was effective as of January 1, 2004, and requires AIG to recognize a liability for guaranteed minimum death benefits and other living benefits related to its variable annuity and variable life contracts and modifies certain disclosures and financial statement presentations for these products. AIG reported for the first quarter of 2004 a one-time cumulative accounting charge upon adoption of $144 million ($222 million pretax) to reflect the liability as of January 1, 2004. For the first quarter of 2004, the ongoing earnings impact of AIG’s adoption of SOP 03-1 was a $3 million charge ($5 million pretax).

Controls and Procedures

As of March 31, 2004, an evaluation was carried out by AIG’s management, with the participation of AIG’s then Chief Executive Officer and Chief Financial Officer, of the effectiveness of AIG’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Prior management determined at that time that AIG’s disclosure controls and procedures were effective. A similar evaluation was carried out as of December 31, 2004 by AIG’s current management. Based on its evaluation, which included comparisons to the criteria in Internal Control – Integrated Framework – issued by the Committee of Sponsoring Organizations of the Treadway Commission, and in light of the identification of the material weaknesses in internal control over financial reporting as of December 31, 2004 described within Item 9A of the 2004 Form 10-K and the inability to file the 2004 Form 10-K within the statutory time period, AIG’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2004 and consequently, as of the end of the period covered by this report, AIG’s disclosure controls and procedures were ineffective.

     As more fully described above in this Form 10-Q/A, following receipt of subpoenas from, and commencement of investigations by, various regulatory agencies, in March 2005, AIG’s then Chief Executive Officer retired and the then Chief Financial Officer was terminated. In connection with the preparation of AIG’s consolidated financial statements to be included in the 2004 Form 10-K, AIG’s current management initiated an internal review of AIG’s books and records, which was substantially expanded in mid-March 2005.

     As a result of the findings of that review, together with the results of investigations conducted by outside counsel at the request of AIG’s Audit Committee, and in consultation with AIG’s independent registered public accounting firm, AIG has restated its audited consolidated financial statements for the years ended December 31, 2003, 2002, 2001 and 2000 and its unaudited condensed consolidated financial statements for the quarters ended March 31, June 30 and September 30, 2004 and 2003 and the quarter ended December 31, 2003. AIG is actively engaged in the implementation of remediation efforts to address the material weaknesses in AIG’s internal control over financial reporting as of December 2004. These remediation efforts are outlined in the 2004 Form 10-K and further remediation developments will be described in future filings with the SEC.

American International Group, Inc. and Subsidiaries

PART II – OTHER INFORMATION

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

AMERICAN INTERNATIONAL GROUP, INC.
(Registrant)

/s/ STEVEN J. BENSINGER

Steven J. Bensinger
Executive Vice President and Chief Financial Officer

Dated: June 28, 2005

(This page intentionally left blank)

EXHIBIT INDEX

Exhibit
Number	Description	Location

4	Instruments defining the rights of security holders, including indentures	Certain instruments defining the rights of holders of long-term debt securities of AIG and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. AIG hereby undertakes to furnish to the Commission, upon request, copies of any such instruments.
11	Statement re computation of per share earnings	Included in Note (3) of Notes to Financial Statements.
12	Statement re computation of ratios	Filed herewith.
31	Rule 13a-14(a)/15d-14(a) Certifications	Filed herewith.
32	Section 1350 Certifications	Filed herewith.

(This page intentionally left blank)