Form 10-Q
period 2005-03-31
AMERICAN INTERNATIONAL GROUP INC
filed 2005-06-28
CIK 5272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ✓                         No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ✓                         No

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2005: 2,594,907,032.

American International Group, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEET

(in millions) (unaudited)

	March 31,	December 31,
	2005	2004

Assets:
Investments, financial services assets and cash:
Fixed maturities:
Bonds available for sale, at market value (amortized cost: 2005 – $338,161; 2004 – $329,838)	$350,400	$344,399
Bonds held to maturity, at amortized cost (market value: 2005 – $21,734; 2004 – $18,791)	21,477	18,294
Bond trading securities, at market value (cost: 2005 – $3,562; 2004 – $2,973)	3,580	2,984
Equity securities:
Common stocks available for sale, at market value (cost: 2005 – $9,220; 2004 – $8,569)	10,896	9,917
Common stocks trading, at market value (cost: 2005 – $5,947; 2004 – $5,651)	6,379	5,894
Preferred stocks, at market value (cost: 2005 – $2,272; 2004 – $2,017)	2,280	2,040
Mortgage loans on real estate, net of allowance (2005 – $62; 2004 – $65)	14,065	13,146
Policy loans	7,109	7,035
Collateral and guaranteed loans, net of allowance (2005 – $16; 2004 – $18)	2,261	2,282
Financial services assets:
Flight equipment primarily under operating leases, net of accumulated depreciation (2005 – $6,718; 2004 – $6,390)	34,550	32,705
Securities available for sale, at market value (cost: 2005 – $28,652; 2004 – $28,845)	29,332	30,448
Trading securities, at market value	3,485	3,142
Spot commodities, at market value	98	95
Unrealized gain on swaps, options and forward transactions	20,149	22,670
Trading assets	1,372	3,331
Securities purchased under agreements to resell, at contract value	32,593	26,272
Finance receivables, net of allowance (2005 – $573; 2004 – $571)	24,929	23,574
Securities lending collateral, at cost (approximates market value)	52,693	49,972
Other invested assets	24,532	22,527
Short-term investments, at cost (approximates market value)	22,017	16,102
Cash	2,361	2,009

Total investments, financial services assets and cash	666,558	638,838
Investment income due and accrued	5,653	5,588
Premiums and insurance balances receivable, net of allowance (2005 – $220; 2004 – $225)	15,724	15,137
Reinsurance assets, net	19,719	19,958
Deferred policy acquisition costs	31,536	29,736
Investments in partially owned companies	1,469	1,452
Real estate and other fixed assets, net of accumulated depreciation (2005 – $4,688; 2004 – $4,650)	6,190	6,192
Separate and variable accounts	57,417	57,741
Goodwill	8,577	8,601
Income taxes receivable – current	–	95
Other assets	15,413	15,322

Total assets	$828,256	$798,660

See Accompanying Notes to Financial Statements.

American International Group, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEET (continued)

(in millions, except share amounts) (unaudited)

	March 31,	December 31,
	2005	2004

Liabilities:
Reserve for losses and loss expenses	$64,061	$62,371
Reserve for unearned premiums	23,764	23,094
Future policy benefits for life and accident and health insurance contracts	108,182	104,737
Policyholders’ contract deposits	225,860	216,655
Other policyholders’ funds	10,212	10,280
Reserve for commissions, expenses and taxes	4,783	4,583
Insurance balances payable	4,307	3,703
Funds held by companies under reinsurance treaties	3,137	3,404
Income taxes payable:
Current	667	–
Deferred	6,622	7,042
Financial services liabilities:
Borrowings under obligations of guaranteed investment agreements	22,691	18,919
Securities sold under agreements to repurchase, at contract value	19,463	21,264
Trading liabilities	1,283	2,304
Securities and spot commodities sold but not yet purchased, at market value	4,881	4,866
Unrealized loss on swaps, options and forward transactions	14,751	18,132
Trust deposits and deposits due to banks and other depositors	4,612	4,248
Commercial paper	8,477	6,724
Notes, bonds, loans and mortgages payable	63,082	59,663
Commercial paper	3,479	2,969
Notes, bonds, loans and mortgages payable	5,557	5,499
Liabilities connected to trust preferred stock	1,489	1,489
Separate and variable accounts	57,417	57,741
Minority interest	4,960	4,584
Securities lending payable	52,693	49,972
Other liabilities	28,945	23,611

Total liabilities	745,375	717,854

Preferred shareholders’ equity in subsidiary companies	198	199

Shareholders’ equity:
Common stock, $2.50 par value; 5,000,000,000 shares authorized; shares issued 2005 – 2,751,327,476; 2004 – 2,751,327,476	6,878	6,878
Additional paid-in capital	1,991	1,954
Retained earnings	67,752	64,393
Accumulated other comprehensive income (loss)	8,374	9,593
Treasury stock, at cost; 2005 – 156,420,444; 2004 – 154,904,286 shares of common stock	(2,312)	(2,211)

Total shareholders’ equity	82,683	80,607

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$828,256	$798,660

See Accompanying Notes to Financial Statements.

American International Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF INCOME

(in millions, except per share amounts) (unaudited)

Three Months Ended March 31,	2005	2004

Revenues:
Premiums and other considerations	$17,682	$15,982
Net investment income	5,292	4,575
Realized capital gains (losses)	88	115
Other revenues	4,050	2,703

Total revenues	27,112	23,375

Benefits and expenses:
Incurred policy losses and benefits	14,865	13,597
Insurance acquisition and other operating expenses	6,804	5,839

Total benefits and expenses	21,669	19,436

Income before income taxes, minority interest and cumulative effect of an accounting change	5,443	3,939

Income taxes (benefits):
Current	987	1,322
Deferred	626	(153)

	1,613	1,169

Income before minority interest and cumulative effect of an accounting change	3,830	2,770

Minority interest	(146)	(70)

Income before cumulative effect of an accounting change	3,684	2,700

Cumulative effect of an accounting change, net of tax	–	(144)

Net income	$3,684	$2,556

Earnings per common share:
Basic
Income before cumulative effect of an accounting change	$1.42	$1.04
Cumulative effect of an accounting change, net of tax	–	(0.06)
Net income	1.42	0.98

Diluted
Income before cumulative effect of an accounting change	$1.40	$1.03
Cumulative effect of an accounting change, net of tax	–	(0.06)
Net income	1.40	0.97

Cash dividends per common share	$0.125	$0.065

Average shares outstanding:
Basic	2,597	2,610
Diluted	2,624	2,642

See Accompanying Notes to Financial Statements.

American International Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions) (unaudited)

Three Months Ended March 31,	2005	2004

Summary:
Net cash provided by operating activities	$654	$8,719
Net cash used in investing activities	(18,801)	(19,725)
Net cash provided by financing activities	18,620	11,802
Change in cumulative translation adjustments	(121)	202

Change in cash	352	998
Cash at beginning of period	2,009	922

Cash at end of period	$2,361	$1,920

Cash flows from operating activities:
Net income	$3,684	$2,556

Adjustments to reconcile net income to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in income:
Change in:
General and life insurance reserves	5,584	6,700
Premiums and insurance balances receivable and payable – net	17	(670)
Reinsurance assets	239	(411)
Deferred policy acquisition costs	(936)	(1,081)
Investment income due and accrued	(65)	(339)
Funds held under reinsurance treaties	(267)	102
Other policyholders’ funds	(68)	473
Current and deferred income taxes – net	1,385	1,204
Reserve for commissions, expenses and taxes	200	443
Other assets and liabilities – net	(683)	(544)
Trading assets and liabilities – net	938	(672)
Trading securities, at market value	(343)	(962)
Spot commodities, at market value	(3)	67
Net unrealized (gain) loss on swaps, options and forward transactions	(860)	(309)
Securities purchased under agreements to resell	(6,321)	1,819
Securities sold under agreements to repurchase	(1,801)	388
Securities and spot commodities sold but not yet purchased, at market value	15	(231)
Realized capital (gains) losses	(88)	(115)
Equity in income of partially owned companies and other invested assets	(390)	(325)
Amortization of premium and discount on securities	113	74
Depreciation expenses, principally flight equipment	526	486
Provision for finance receivable losses	86	90
Other – net	(308)	(24)

Total adjustments	(3,030)	6,163

Net cash provided by operating activities	$654	$8,719

See Accompanying Notes to Financial Statements.

American International Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

(in millions) (unaudited)

Three Months Ended March 31,	2005	2004

Cash flows from investing activities:
Cost of bonds, at market sold	$29,895	$30,088
Cost of bonds, at market matured or redeemed	2,980	4,122
Cost of equity securities sold	2,971	3,664
Realized capital gains (losses)	88	115
Purchases of fixed maturities	(45,165)	(48,863)
Purchases of equity securities	(4,130)	(4,797)
Mortgage, policy and collateral loans granted	(1,551)	(537)
Repayments of mortgage, policy and collateral loans	575	539
Sales of securities available for sale	804	620
Maturities of securities available for sale	2,164	324
Purchases of securities available for sale	(2,765)	(2,853)
Sales of flight equipment	41	1,080
Purchases of flight equipment	(2,220)	(1,843)
Net additions to real estate and other fixed assets	(188)	(182)
Sales or distributions of other invested assets	2,163	2,171
Investments in other invested assets	(3,327)	(3,748)
Change in short-term investments	301	1,356
Investments in partially owned companies	4	(6)
Finance receivable originations and purchases	(10,605)	(5,579)
Finance receivable principal payments received	9,164	4,604

Net cash used in investing activities	$(18,801)	$(19,725)

Cash flows from financing activities:
Receipts from policyholders’ contract deposits	$16,269	$13,093
Withdrawals from policyholders’ contract deposits	(7,149)	(4,507)
Change in trust deposits and deposits due to banks and other depositors	364	50
Change in commercial paper	2,263	1,875
Proceeds from notes, bonds, loans and mortgages payable	16,575	6,732
Repayments on notes, bonds, loans and mortgages payable	(13,022)	(5,297)
Proceeds from guaranteed investment agreements	4,955	1,505
Maturities of guaranteed investment agreements	(1,183)	(1,428)
Proceeds from common stock issued	31	40
Cash dividends to shareholders	(325)	(170)
Acquisition of treasury stock	(166)	(92)
Other – net	8	1

Net cash provided by financing activities	$18,620	$11,802

Supplementary information:
Taxes paid	$382	$493

Interest paid	$1,147	$1,032

See Accompanying Notes to Financial Statements.

American International Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(in millions) (unaudited)

Three Months Ended March 31,	2005	2004

Comprehensive income:
Net income	$3,684	$2,556

Other comprehensive income:
Unrealized (depreciation) appreciation of investments – net of reclassification adjustments	(2,416)	4,669
Deferred income tax benefit (expense) on above changes	1,147	(1,494)
Foreign currency translation adjustments	(117)	202
Applicable income tax benefit on above changes	18	2
Net derivative gains (losses) arising from cash flow hedging activities	385	(57)
Deferred income tax (expense) benefit on above changes	(206)	49
Retirement plan liabilities adjustment, net of tax	(30)	(27)

Other comprehensive income (loss)	(1,219)	3,344

Comprehensive income	$2,465	$5,900

See Accompanying Notes to Financial Statements.

American International Group, Inc. and Subsidiaries

NOTES TO FINANCIAL STATEMENTS

1.	Financial Statement Presentation

These statements are unaudited. In the opinion of management, all adjustments consisting only of normal recurring accruals have been made for a fair statement of the results presented herein. All material intercompany accounts and transactions have been eliminated. Certain accounts have been reclassified in the 2004 financial statements to conform to their 2005 presentation. For further information, refer to the Annual Report on Form 10-K of American International Group, Inc. (AIG) for the year ended December 31, 2004 (2004 Annual Report on Form 10-K). As more fully described in AIG’s 2004 Annual Report on Form 10-K, and AIG’s Form 10-Q/A for the quarterly period ended March 31, 2004, AIG restated the accounting for certain transactions and certain relationships for the quarter ended March 31, 2004.

2.	Segment Information

The following table summarizes the operations by major operating segment for the three months ended March 31, 2005 and 2004:

Operating Segments
(in millions)	2005	2004

Revenues(a):
General Insurance(b)	$11,263	$10,075
Life Insurance & Retirement Services(c)	11,820	10,523
Financial Services(d)	2,449	1,788
Asset Management(e)	1,375	1,032
Other	205	(43)

Consolidated	$27,112	$23,375

Operating income(a)(f):
General Insurance	$1,697	$1,441
Life Insurance & Retirement Services	2,223	1,785
Financial Services	1,043	545
Asset Management	526	353
Other(g)	(46)	(185)

Consolidated	$5,443	$3,939

(a)	Revenues and operating income reflect changes in market or estimated fair value associated with derivatives that do not qualify for hedge accounting pursuant to FAS 133.
(b)	Represents the sum of General Insurance net premiums earned, net investment income and realized capital gains (losses).

(c)	Represents the sum of Life Insurance & Retirement Services GAAP premiums, net investment income and realized capital gains (losses).

(d)	Represents interest, lease and finance charges.

(e)	Represents management and advisory fees and net investment income with respect to GICs.

(f)	Represents income before income taxes, minority interest and cumulative effect of an accounting change.

(g)	Represents other income (deductions) – net and other realized capital gains (losses).

The following table summarizes AIG’s General Insurance operations by major internal reporting unit for the three months ended March 31, 2005 and 2004:

General Insurance
(in millions)	2005		2004

Revenues:
Domestic Brokerage Group	$6,289		$5,514
Transatlantic	982		972
Personal Lines	1,172		1,089
Mortgage Guaranty	168		162
Foreign General	2,646		2,331
Reclassifications and Eliminations	6		7

Total General Insurance	$11,263		$10,075

Operating Income:
Domestic Brokerage Group	$721	*	$556
Transatlantic	114		117
Personal Lines	109		98
Mortgage Guaranty	104		96
Foreign General	643		568
Reclassifications and Eliminations	6		6

Total General Insurance	$1,697		$1,441

*	Includes $118 million of additional losses incurred resulting from increased labor and material costs related to the 2004 Florida hurricanes.

The following table summarizes AIG’s Life Insurance & Retirement Services operations by major internal reporting unit for the three months ended March 31, 2005 and 2004:

Life Insurance & Retirement Services
(in millions)	2005	2004

Revenues(a):
Foreign:
AIA, AIRCO and Nan Shan	$4,167	$3,741
ALICO, AIG Star Life and AIG Edison Life	3,579	2,865
Philamlife and Other	129	117
Domestic:
AGLA and AG Life(b)	2,271	2,094
VALIC, AIG Annuity and AIG SunAmerica(c)	1,674	1,706

Total Life Insurance & Retirement Services	$11,820	$10,523

Operating Income:
Foreign:
AIA, AIRCO and Nan Shan	$687	$491
ALICO, AIG Star Life and AIG Edison Life	660	377
Philamlife and Other	16	28
Domestic:
AGLA and AG Life(b)	344	257
VALIC, AIG Annuity and AIG SunAmerica(c)	516	632

Total Life Insurance & Retirement Services	$2,223	$1,785

(a)	Represents the sum of Life Insurance & Retirement Services GAAP premiums, net investment income and realized capital gains (losses).
(b)	Includes the life operations of AIG Life Insurance Company and American International Life Assurance Company of New York.

(c)	“AIG SunAmerica” represents the annuity operations of AIG SunAmerica Life Assurance Company, as well as those of First SunAmerica Life Insurance Company and SunAmerica Life Insurance Company.

American International Group, Inc. and Subsidiaries

2.	Segment Information (continued)

The following table summarizes AIG’s Financial Services operations by major internal reporting unit for the three months ended March 31, 2005 and 2004:

Financial Services
(in millions)	2005	2004

Revenues(a):
Aircraft Finance(b)	$858	$752
Capital Markets(c)(d)	738	317
Consumer Finance(e)	833	693
Other	20	26

Total Financial Services	$2,449	$1,788

Operating income(a):
Aircraft Finance	$206	$180
Capital Markets(d)	599	167
Consumer Finance	231	183
Other	7	15

Total Financial Services	$1,043	$545

(a)	Includes the unrealized gain (loss) attributable to economic hedges not qualifying for hedge accounting treatment under FAS 133, including the related foreign exchange gains and losses. For the first three months of 2005 and 2004, the effect was $15 million and $20 million, respectively, in operating income for Aircraft Finance and $449 million and $37 million in both revenues and operating income for Capital Markets.
(b)	Revenues were primarily from ILFC aircraft lease rentals.

(c)	Revenues, shown net of interest expense, were primarily from hedged proprietary positions entered into in connection with counterparty transactions and the effect of not qualifying for hedge accounting treatment under FAS 133 described in (a) above.

(d)	Certain transactions entered into by AIGFP generate tax credits and benefits which are shown in the income tax line on the consolidated statement of income. The amount of tax credits and benefits for the first three months of March 31, 2005 and 2004 are $19 million, and $35 million, respectively.

(e)	Revenues were primarily finance charges.

The following table summarizes AIG’s Asset Management revenues and operating income for the three months ended March 31, 2005 and 2004:

(in millions)	2005	2004

Revenues:
Guaranteed investment contracts	$896	$730
Institutional Asset Management(a)	317	183
Brokerage Services and Mutual Funds	63	61
Other	99	58

Total Asset Management	$1,375	$1,032

Operating income:
Guaranteed investment contracts	$257	$223
Institutional Asset Management(a)(b)	159	55
Brokerage Services and Mutual Funds	13	20
Other	97	55

Total Asset Management	$526	$353

(a)	Includes AIG Global Investment Group and certain smaller asset management operations.
(b)	Includes the results of certain AIG managed private equity and real estate funds that are consolidated effective December 31, 2003 pursuant to FIN46R, “Consolidation of Variable Interest Entities”. For the first three months of 2005 and 2004, operating income includes $75 million and $4 million of third-party limited partner earnings offset in Minority interest expense.

3.	Earnings Per Share

Earnings per share of AIG are based on the weighted average number of common shares outstanding during the period.

Computation of Earnings Per Share:

Three Months Ended March 31,
(in millions, except per share amounts)	2005	2004

Numerator for basic earnings per share:
Income before cumulative effect of an accounting change	$3,684	$2,700
Cumulative effect of an accounting change, net of tax	–	(144)

Net income applicable to common stock	$3,684	$2,556

Denominator for basic earnings per share:
Average shares outstanding used in the computation of per share earnings:
Common stock issued	2,752	2,752
Common stock in treasury	(155)	(142)

Average shares outstanding – basic	2,597	2,610

Numerator for diluted earnings per share:
Income before cumulative effect of an accounting change	$3,684	$2,700
Cumulative effect of an accounting change, net of tax	–	(144)

Net income applicable to common stock	3,684	2,556

Interest on contingently convertible bonds, net of tax (a)	3	3

Adjusted net income applicable to common stock(a)	$3,687	$2,559

NOTES TO FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

3.	Earnings Per Share (continued)

Three Months Ended March 31,
(in millions, except per share amounts)	2005	2004

Denominator for diluted earnings per share:
Average shares outstanding	2,597	2,610
Incremental shares from potential common stock:
Average number of shares arising from outstanding employee stock plans (treasury stock method)(b)	18	23
Contingently convertible bonds(a)	9	9

Adjusted average shares outstanding – diluted(a)	2,624	2,642

Earnings per share:
Basic:
Income before cumulative effect of an accounting change	$1.42	$1.04
Cumulative effect of an accounting change, net of tax	–	(0.06)
Net income	$1.42	$0.98

Diluted:
Income before cumulative effect of an accounting change	$1.40	$1.03
Cumulative effect of an accounting change, net of tax	–	(0.06)
Net income	$1.40	$0.97

(a)	Assumes conversion of contingently convertible bonds due to the adoption of EITF Issue No. 04-8 “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share.”
(b)	Certain shares arising from employee stock plans were not included in the computation of diluted earnings per share where the exercise price of the options exceeded the average market price and would have been antidilutive. The number of shares excluded were 22 million and 8 million for the first three months of 2005 and 2004, respectively.

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

     The effect with respect to stock-based compensation expense that would have been recognized if the fair value based method had been applied to all the awards vesting in both the first three months of 2005 and 2004 was less than $0.005 per share.

     The quarterly dividend rate per common share, commencing with the dividend paid March 18, 2005 is $0.125.

4.	Benefits Provided by Starr International Company, Inc.

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

     Participation in the SICO Plans by any person, and the amount of such participation, has been at the sole discretion of SICO’s Board of Directors. None of the costs of the various benefits provided under the SICO Plans has been paid by AIG, although AIG has recorded a charge to reported earnings for the deferred compensation amounts paid to AIG employees by SICO, with an offsetting entry to additional paid-in capital reflecting amounts deemed contributed by SICO. The SICO Plans provide that shares currently owned by SICO may be set aside by SICO for the benefit of the participant and distributed upon retirement. The SICO Board of Directors currently may permit an early payout of units under certain circumstances. Prior to payout, the participant is not entitled to vote, dispose of or receive dividends with respect to such shares, and shares are subject to forfeiture under certain conditions, including but not limited to the participant’s voluntary termination of employment with AIG prior to normal retirement age. In addition, SICO’s Board of Directors currently may elect to pay a participant cash in lieu of shares of AIG common stock. See also Note 6(f) herein.

     SICO has also provided certain personal benefits to AIG employees. The cost of such benefits, primarily attributable to personal use of corporate aircraft, has not been included in compensation expense.

     Compensation expense with respect to the SICO Plans aggregated $34 million and $14 million for the first three months of 2005 and 2004, respectively.

5.	Ownership and Transactions With Related Parties

(a) Ownership: The directors and officers of AIG, together with C.V. Starr & Co., Inc. (Starr), a private holding company, The Starr Foundation, and SICO, a private holding company, owned or otherwise controlled approximately 19 percent of the voting stock of AIG at March 31, 2005. Five directors of AIG served as directors of Starr and SICO as of March 31, 2005 and December 31, 2004. As of April 30, 2005, no director of AIG serving as an executive officer of AIG served as a director of Starr or SICO.

American International Group, Inc. and Subsidiaries

5.	Ownership and Transactions With Related Parties (continued)

     (b) Transactions with Related Parties: During the ordinary course of business, AIG and its subsidiaries pay commissions to Starr and its subsidiaries for the production and management of insurance business. There are no significant receivables from/payables to related parties at March 31, 2005.

6.	Commitments and Contingent Liabilities

In the normal course of business, various commitments and contingent liabilities are entered into by AIG and certain of its subsidiaries. In addition, AIG guarantees various obligations of certain subsidiaries.

     (a) AIG and certain of its subsidiaries become parties to derivative financial instruments with market risk resulting from both dealer and end user activities and to reduce currency, interest rate, equity and commodity exposures. These instruments are carried at their estimated fair values in the consolidated balance sheet. The vast majority of AIG’s derivative activity is transacted by AIG Financial Products Corp. and its subsidiaries (AIGFP). (See also Note 20 in AIG’s 2004 Annual Report on Form 10-K.)

     (b) Securities sold, but not yet purchased and spot commodities sold but not yet purchased represent obligations of Capital Markets operations to deliver specified securities and spot commodities at their contracted prices. Capital Markets records a liability to repurchase the securities and spot commodities in the market at prevailing prices.

     AIG has issued unconditional guarantees with respect to the prompt payment, when due, of all present and future payment obligations and liabilities of AIGFP arising from transactions entered into by AIGFP. Net revenues for the three months ended March 31, 2005 and 2004 from Capital Markets operations were $738 million and $317 million, respectively.

     (c) At March 31, 2005, International Lease Finance Corporation (ILFC) had committed to purchase 322 new aircraft deliverable from 2005 through 2010 at an estimated aggregate purchase price of $19.5 billion and had options to purchase 6 new aircraft deliverable through 2007 at an estimated aggregate purchase price of $361 million. ILFC will be required to find customers for any aircraft acquired, and it must arrange financing for portions of the purchase price of such equipment.

     (d) AIG and its subsidiaries, in common with the insurance industry in general, are subject to litigation, including claims for punitive damages, in the normal course of their business. The recent trend of increasing jury awards and settlements makes it difficult to assess the ultimate outcome of such litigation.

     AIG continues to receive claims asserting injuries from toxic waste, hazardous substances, and other environmental pollutants and alleged damages to cover the cleanup costs of hazardous waste dump sites (hereinafter collectively referred to as environmental claims) and indemnity claims asserting injuries from asbestos. Estimation of asbestos and environmental claims loss reserves is a difficult process, as these claims, which emanate from policies written in 1984 and prior years, cannot be estimated by conventional reserving techniques. Asbestos and environmental claims development is affected by factors such as inconsistent court resolutions, the broadening of the intent of policies and scope of coverage and increasing number of new claims. AIG, together with other industry members, has and will continue to litigate the broadening judicial interpretation of policy coverage and the liability issues. If the courts continue in the future to expand the intent of the policies and the scope of the coverage, as they have in the past, additional liabilities would emerge for amounts in excess of reserves held. This emergence cannot now be reasonably estimated, but could have a material effect on AIG’s future operating results. The reserves carried for these claims at March 31, 2005 ($3.48 billion gross; $1.49 billion net) are believed to be adequate as these reserves are based on known facts and current law.

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

     (f) On May 18, 2005, the AIG Board of Directors passed resolutions (Resolutions) pursuant to which AIG agrees, subject to certain conditions, to (i) make any payment that is not promptly paid with respect to the benefits accrued by current employees of AIG and its subsidiaries under the SICO Plans (as defined in Note 4) and (ii) make any payment to the extent not promptly paid by Starr with respect to amounts that become payable to current employees of AIG and its subsidiaries who are also stockholders of Starr after the giving of a notice of repurchase or redemption under Starr’s organizational documents. On June 27, 2005, AIG entered into definitive documentation of these agreements. AIG will accrue approximately $1 million for 2005 for these contingent liabilities.

NOTES TO FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

6.	Commitments and Contingent Liabilities (continued)

     (g) AIG and certain of its subsidiaries have been named defendants in two putative class actions in state court in Alabama that arise out of the 1999 settlement of class and derivative litigation involving Caremark Rx, Inc. (Caremark). An excess policy issued by a subsidiary of AIG with respect to the 1999 litigation was expressly stated to be without limit of liability. In the current actions, plaintiffs allege that the judge approving the 1999 settlement was misled as to the extent of available insurance coverage and would not have approved the settlement had he known of the existence and/or unlimited nature of the excess policy. They further allege that AIG, its subsidiaries, and Caremark are liable for fraud and suppression for misrepresenting and/or concealing the nature and extent of coverage. In their complaint, plaintiffs request compensatory damages for the 1999 class in the amount of $3.2 billion, plus punitive damages. AIG and its subsidiaries deny the allegations of fraud and suppression and have asserted, inter alia, that information concerning the excess policy was publicly disclosed months prior to the approval of the settlement. AIG and its subsidiaries further assert that the current claims are barred by the statute of limitations and that plaintiffs’ assertions that the statute was tolled cannot stand against the public disclosure of the excess coverage. Plaintiffs, in turn, have asserted that the disclosure was insufficient to inform them of the nature of the coverage and did not start the running of the statute of limitations. On January 28, 2005, the Alabama trial court determined that one of the current actions may proceed as a class action on behalf of the 1999 classes that were allegedly defrauded by the settlement. AIG, its subsidiaries, and Caremark are seeking appellate relief from the Alabama Supreme Court. AIG cannot now estimate either the likelihood of its prevailing in these actions or the potential damages in the event liability is determined.

     (h) On December 30, 2004, an arbitration panel issued its ruling in connection with a 1998 workers compensation quota share reinsurance agreement under which Superior National Insurance Company, among others, was reinsured by The United States Life Insurance Company in the City of New York (USLIFE), a subsidiary of American General Corporation. In its 2-1 ruling the arbitration panel refused to rescind the contract as requested by USLIFE. Instead, the panel reformed the contract to reduce USLIFE’s participation by ten percent. USLIFE disagrees with the ruling and is pursuing all appropriate legal remedies. USLIFE has certain reinsurance recoverables in connection with the contract and the arbitration ruling established a second phase or arbitration in which USLIFE will present its challenges to cessions to the contract.

     AIG recorded approximately a $178 million pre-tax charge in the fourth quarter of 2004 related to this matter and holds a reserve of approximately $349 million as of March 31, 2005.

     (i) On October 14, 2004, the Office of the Attorney General of the State of New York (NYAG) brought a lawsuit challenging certain insurance brokerage practices related to contingent commissions. Neither AIG nor any of its subsidiaries is a defendant in that action, although two employees of an AIG subsidiary pleaded guilty in connection with the NYAG’s investigation in October 2004 and two additional employees of the same subsidiary pleaded guilty in February 2005. AIG has cooperated, and will continue to cooperate, in the investigation. Regulators from several additional states have commenced investigations into the same matters, and AIG expects there will be additional investigations as well. Various parties, including insureds and shareholders, have also asserted putative class action and other claims against AIG or its subsidiaries alleging, among other things, violations of the antitrust and federal securities laws, and AIG expects that additional claims may be made.

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

American International Group, Inc. and Subsidiaries

6.	Commitments and Contingent Liabilities (continued)

an amended complaint on May 17, 2005. The amendment includes additional claims of breach of fiduciary duty by current and former directors of AIG based on, among other things, AIG’s transactions with reinsurers (including reinsurers in which AIG has an ownership interest) and accounting for these transactions, AIG’s broker compensation practices, and AIG’s sale of finite insurance products.

     On May 26, 2005, the NYAG and the New York Superintendent of Insurance filed a civil complaint against AIG as well as its former Chairman and Chief Executive Officer M.R. Greenberg, and former Vice Chairman and Chief Financial Officer Howard Smith, in the Supreme Court of the State of New York. The complaint asserts claims under New York’s Martin Act and Insurance Law, among others, and makes allegations concerning certain of the transactions discussed more fully in the 2004 Annual Report on Form 10-K. The complaint seeks disgorgement, injunctive relief, punitive damages and costs, among other things.

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

7.	Employee Benefits

The following table presents the components of the net periodic benefit costs with respect to pensions and other benefits for the three months ended March 31, 2005 and 2004:

	Pensions			Postretirement

	Non-U.S.	U.S.		Non-U.S.	U.S.
(In millions)	Plans	Plans	Total	Plans	Plans	Total

2005
Components of net period benefit cost:
Service cost	$19	$26	$45	$1	$2	$3
Interest cost	8	37	45	–	4	4
Expected return on assets	(5)	(41)	(46)	–	–	–
Amortization of prior service cost	(3)	(1)	(4)	–	(2)	(2)
FAS 88 loss due to settlements	1	–	1	–	–	–
Recognized actuarial loss	6	16	22	–	1	1

Net period benefit cost	$26	$37	$63	$1	$5	$6

2004
Components of net period benefit cost:
Service cost	$15	$23	$38	$–	$1	$1
Interest cost	8	40	48	–	4	4
Expected return on assets	(5)	(43)	(48)	–	–	–
Amortization of prior service cost	(1)	1	–	–	(1)	(1)
Amortization of transitional liability	1	–	1	–	–	–
Recognized actuarial loss	5	14	19	–	–	–

Net period benefit cost	$23	$35	$58	$–	$4	$4

8.	Recent Accounting Standards

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

NOTES TO FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

8.	Recent Accounting Standards (continued)

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

     In December 2004, the FASB issued Statement No. 123 (revised 2004) (FAS 123R), “Share-Based Payment.” FAS 123R replaces FASB Statement No. 123 (FAS 123), “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” FAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. On January 1, 2003, AIG adopted the recognition provisions of FAS 123. In April 2005, the Securities and Exchange Commission (SEC) delayed the effective date for FAS 123R until the first fiscal year beginning after June 15, 2005. As a result, AIG expects to adopt the provisions of the revised FAS 123R in the first quarter of 2006. AIG is currently assessing the effect of FAS 123R and believes the effect will not be material to AIG’s financial condition or results of operations.

     In March 2005, FASB issued FSP FIN46R-5 “Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities” (FSP FIN46R-5) to address whether a reporting enterprise has an implicit variable interest in a variable interest entity (VIE) or potential VIE when specific conditions exist. Although implicit variable interests are mentioned in FIN46(R), the term is not defined and only one example is provided. This FSP FIN46R-5 offers additional guidance, stating that implicit variable interests are implied financial interests in an entity that change with changes in the fair value of the entity’s net assets exclusive of variable interests. An implicit variable interest acts the same as an explicit variable interest except it involves the absorbing and/or receiving of variability indirectly from the entity (rather than directly). The identification of an implicit variable interest is a matter of judgment that depends on the relevant facts and circumstances. FSP FIN46R-5 is effective for the second quarter of 2005, and AIG is currently assessing the effect, if any, of FSP FIN46R-5. AIG believes the effect of FSP FIN 46R-5 will not be material to AIG’s financial condition or results of operations.

American International Group, Inc. and Subsidiaries

9.	Information Provided in Connection with Outstanding Debt

The following condensed consolidating financial statements are provided in compliance with Regulation S-X of the Securities and Exchange Commission.

(a) American General Corporation (AGC) is a holding company and a wholly owned subsidiary of AIG. AIG provides a full and unconditional guarantee of all outstanding debt of AGC.

American General Corporation:

Condensed Consolidating Balance Sheet

	American
	International
March 31, 2005	Group, Inc.	AGC	Other		Consolidated
(in millions)	Guarantor	Issuer	Subsidiaries	Eliminations	AIG

Assets:
Invested assets	$1,131	$–	$675,001	$(11,935)	$664,197
Cash	150	–	2,211	–	2,361
Carrying value of subsidiaries and partially owned companies, at equity	83,614	25,881	15,043	(123,069)	1,469
Other assets	2,803	2,691	159,807	(5,072)	160,229

Total assets	$87,698	$28,572	$852,062	$(140,076)	$828,256

Liabilities:
Insurance liabilities	$391	$–	$443,986	$(71)	$444,306
Debt	3,650	2,483	110,912	(12,270)	104,775
Other liabilities	974	4,264	195,867	(4,811)	196,294

Total liabilities	5,015	6,747	750,765	(17,152)	745,375

Preferred shareholders’ equity in subsidiary companies	–	–	198	–	198
Total shareholders’ equity	82,683	21,825	101,099	(122,924)	82,683

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$87,698	$28,572	$852,062	$(140,076)	$828,256

	American
	International
December 31, 2004	Group, Inc.	AGC	Other		Consolidated
(in millions)	Guarantor	Issuer	Subsidiaries	Eliminations	AIG

Assets:
Invested assets	$1,394	$–	$647,610	$(12,175)	$636,829
Cash	17	–	1,992	–	2,009
Carrying value of subsidiaries and partially owned companies, at equity	81,610	26,165	12,076	(118,399)	1,452
Other assets	2,753	2,546	154,269	(1,198)	158,370

Total assets	$85,774	$28,711	$815,947	$(131,772)	$798,660

Liabilities:
Insurance liabilities	$405	$–	$428,491	$(69)	$428,827
Debt	3,647	2,482	101,391	(12,257)	95,263
Other liabilities	1,115	4,076	189,779	(1,206)	193,764

Total liabilities	5,167	6,558	719,661	(13,532)	717,854

Preferred shareholders’ equity in subsidiary companies	–	–	199	–	199
Total shareholders’ equity	80,607	22,153	96,087	(118,240)	80,607

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$85,774	$28,711	$815,947	$(131,772)	$798,660

NOTES TO FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

9.	Information Provided in Connection with Outstanding Debt (continued)

Condensed Consolidating Statement of Income

	American
	International
Three Months Ended March 31, 2005	Group, Inc.		AGC		Other			Consolidated
(in millions)	Guarantor		Issuer		Subsidiaries		Eliminations	AIG

Operating income	$(38	)(a)	$(37	) (b)	$5,518	(c)	$–	$5,443	(d)
Equity in undistributed net income of consolidated subsidiaries	3,552		633		–		(4,185)	–
Dividend income from consolidated subsidiaries	271		–		–		(271)	–
Income taxes (benefits)	101		(13)		1,525		–	1,613
Minority interest	–		–		(146)		–	(146)

Net income (loss)	$3,684		$609		$3,847		$(4,456)	$3,684

	American
	International
Three Months Ended March 31, 2004	Group, Inc.		AGC		Other		Consolidated
(in millions)	Guarantor		Issuer		Subsidiaries	Eliminations	AIG

Operating income	$98	(e)	$(30	) (f)	$3,871 (g)	$–	$3,939 (h)
Equity in undistributed net income of consolidated subsidiaries	2,297		566		–	(2,863)	–
Dividend income from consolidated subsidiaries	322		24		–	(346)	–
Income taxes (benefits)	161		(11)		1,019	–	1,169
Minority interest	–		–		(70)	–	(70)
Cumulative effect of an accounting change, net of tax	–		–		(144)	–	(144)

Net income (loss)	$2,556		$571		$2,638	$(3,209)	$2,556

(a)	Includes other income (deductions) – net and other realized capital gains (losses) of $(127) million.
(b)	Includes other income (deductions) – net and other realized capital gains (losses) of $(37) million.
(c)	Includes other income (deductions) – net and other realized capital gains (losses) of $118 million.
(d)	Includes other income (deductions) – net and other realized capital gains (losses) of $(46) million.
(e)	Includes other income (deductions) – net and other realized capital gains (losses) of $17 million.
(f)	Includes other income (deductions) – net and other realized capital gains (losses) of $(30) million.
(g)	Includes other income (deductions) – net and other realized capital gains (losses) of $(172) million.
(h)	Includes other income (deductions) – net and other realized capital gains (losses) of $(185) million.

Condensed Consolidating Statements of Cash Flow

	American
	International
Three Months Ended March 31, 2005	Group, Inc.	AGC	Other	Consolidated
(in millions)	Guarantor	Issuer	Subsidiaries	AIG

Net cash provided by operating activities	$346	$155	$153	$654

Cash flows from investing:
Invested assets disposed	265	–	50,885	51,150
Invested assets acquired	–	–	(69,763)	(69,763)
Other	(72)	(120)	4	(188)

Net cash used in investing activities	193	(120)	(18,874)	(18,801)

Cash flows from financing activities:
Change in debts	(34)	1	9,621	9,588
Other	(402)	(36)	9,470	9,032

Net cash provided by (used in) financing activities	(436)	(35)	19,091	18,620

Change in cumulative translation adjustments	30	–	(151)	(121)

Change in cash	133	–	219	352
Cash at beginning of period	17	–	1,992	2,009

Cash at end of period	$150	$–	$2,211	$2,361

American International Group, Inc. and Subsidiaries

9.	Information Provided in Connection with Outstanding Debt (continued)

	American
	International
Three Months Ended March 31, 2004	Group, Inc.	AGC	Other	Consolidated
(in millions)	Guarantor	Issuer	Subsidiaries	AIG

Net cash provided by operating activities	$527	$468	$7,724	$8,719

Cash flows from investing:
Invested assets disposed	315	–	48,362	48,677
Invested assets acquired	(176)	–	(68,044)	(68,220)
Other	(345)	(302)	465	(182)

Net cash used in investing activities	(206)	(302)	(19,217)	(19,725)

Cash flows from financing activities:
Change in debts	(24)	(147)	3,558	3,387
Other	(192)	(19)	8,626	8,415

Net cash (used in) provided by financing activities	(216)	(166)	12,184	11,802

Change in cumulative translation adjustments	(120)	–	322	202

Change in cash	(15)	–	1,013	998
Cash at beginning of period	19	–	903	922

Cash at end of period	$4	$–	$1,916	$1,920

(b) AIG Liquidity Corp. is a wholly owned subsidiary of AIG. AIG provides a full and unconditional guarantee of all obligations of AIG Liquidity Corp., which commenced operations in 2003.

AIG Liquidity Corp.:

Condensed Consolidating Balance Sheet

	American
	International	AIG
March 31, 2005	Group, Inc.	Liquidity		Other		Consolidated
(in millions)	Guarantor	Corp.		Subsidiaries	Eliminations	AIG

Assets:
Invested assets	$1,131	$	*	$675,001	$(11,935)	$664,197
Cash	150		*	2,211	–	2,361
Carrying value of subsidiaries and partially owned companies, at equity	83,614		–	40,924	(123,069)	1,469
Other assets	2,803		*	162,498	(5,072)	160,229

Total assets	$87,698	$	*	$880,634	$(140,076)	$828,256

Liabilities:
Insurance liabilities	$391		$–	$443,986	$(71)	$444,306
Debt	3,650		*	113,395	(12,270)	104,775
Other liabilities	974		*	200,131	(4,811)	196,294

Total liabilities	5,015		*	757,512	(17,152)	745,375

Preferred shareholders’ equity in subsidiary companies	–		–	198	–	198
Total shareholders’ equity	82,683		*	122,924	(122,924)	82,683

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$87,698	$	*	$880,634	$(140,076)	$828,256

*	Amounts significantly less than $1 million.

NOTES TO FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

9.	Information Provided in Connection with Outstanding Debt (continued)

	American
	International	AIG
December 31, 2004	Group, Inc.	Liquidity		Other		Consolidated
(in millions)	Guarantor	Corp.		Subsidiaries	Eliminations	AIG

Assets:
Invested assets	$1,394	$	*	$647,610	$(12,175)	$636,829
Cash	17		*	1,992	–	2,009
Carrying value of subsidiaries and partially owned companies, at equity	81,610		–	38,241	(118,399)	1,452
Other assets	2,753		*	156,815	(1,198)	158,370

Total assets	$85,774	$	*	$844,658	$(131,772)	$798,660

Liabilities:
Insurance liabilities	$405		$–	$428,491	$(69)	$428,827
Debt	3,647		*	103,873	(12,257)	95,263
Other liabilities	1,115		*	193,855	(1,206)	193,764

Total liabilities	5,167		*	726,219	(13,532)	717,854

Preferred shareholders’ equity in subsidiary companies	–		–	199	–	199
Total shareholders’ equity	80,607		*	118,240	(118,240)	80,607

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$85,774	$	*	$844,658	$(131,772)	$798,660

*	Amounts significantly less than $1 million.

Condensed Consolidating Statement of Income

	American
	International		AIG
Three Months Ended March 31, 2005	Group, Inc.		Liquidity	Other			Consolidated
(in millions)	Guarantor		Corp.	Subsidiaries		Eliminations	AIG

Operating income	$(38	)(a)	$ *	$5,481	(b)	$–	$5,443	(c)
Equity in undistributed net income of consolidated subsidiaries	3,552		–	633		(4,185)	–
Dividend income from consolidated subsidiaries	271		–	–		(271)	–
Income taxes	101		*	1,512		–	1,613
Minority interest	–		–	(146)		–	(146)

Net income (loss)	$3,684		$ *	$4,456		$(4,456)	$3,684

*	Amounts significantly less than $1 million.

	American
	International		AIG
Three Months Ended March 31, 2004	Group, Inc.		Liquidity	Other		Consolidated
(in millions)	Guarantor		Corp.	Subsidiaries	Eliminations	AIG

Operating income	$98	(d)	$ *	$3,841 (e)	$–	$3,939 (f)
Equity in undistributed net income of consolidated subsidiaries	2,297		–	566	(2,863)	–
Dividend income from consolidated subsidiaries	322		–	24	(346)	–
Income taxes	161		*	1,008	–	1,169
Minority interest	–		–	(70)	–	(70)
Cumulative effect of an accounting change, net of tax	–		–	(144)	–	(144)

Net income (loss)	$2,556		$ *	$3,209	$(3,209)	$2,556

*	Amounts significantly less than $1 million.
(a)	Includes other income (deductions) — net and other realized capital gains (losses) of $(127) million.
(b)	Includes other income (deductions) — net and other realized capital gains (losses) of $81 million.
(c)	Includes other income (deductions) — net and other realized capital gains (losses) of $(46) million.
(d)	Includes other income (deductions) — net and other realized capital gains (losses) of $17 million.
(e)	Includes other income (deductions) — net and other realized capital gains (losses) of $(202) million.
(f)	Includes other income (deductions) — net and other realized capital gains (losses) of $(185) million.

American International Group, Inc. and Subsidiaries

9.	Information Provided in Connection with Outstanding Debt (continued)

Condensed Consolidating Statements of Cash Flow

	American
	International	AIG
Three Months Ended March 31, 2005	Group, Inc.	Liquidity	Other	Consolidated
(in millions)	Guarantor	Corp.	Subsidiaries	AIG

Net cash provided by operating activities	$346	$ *	$308	$654

Cash flows from investing:
Invested assets disposed	265	–	50,885	51,150
Invested assets acquired	–	–	(69,763)	(69,763)
Other	(72)	*	(116)	(188)

Net cash used in investing activities	193	*	(18,994)	(18,801)

Cash flows from financing activities:
Change in debts	(34)	–	9,622	9,588
Other	(402)	*	9,434	9,032

Net cash provided by financing activities	(436)	*	19,056	18,620

Change in cumulative translation adjustments	30	–	(151)	(121)

Change in cash	133	*	219	352
Cash at beginning of period	17	–	1,992	2,009

Cash at end of period	$150	$ *	$2,211	$2,361

*	Amounts significantly less than $1 million.

	American
	International	AIG
Three Months Ended March 31, 2004	Group, Inc.	Liquidity	Other	Consolidated
(in millions)	Guarantor	Corp.	Subsidiaries	AIG

Net cash provided by operating activities	$527	$ *	$8,192	$8,719

Cash flows from investing:
Invested assets disposed	315	–	48,362	48,677
Invested assets acquired	(176)	–	(68,044)	(68,220)
Other	(345)	*	163	(182)

Net cash used in investing activities	(206)	*	(19,519)	(19,725)

Cash flows from financing activities:
Change in debts	(24)	–	3,411	3,387
Other	(192)	*	8,607	8,415

Net cash (used in) provided by financing activities	(216)	*	12,018	11,802

Change in cumulative translation adjustments	(120)	–	322	202

Change in cash	(15)	*	1,013	998
Cash at beginning of period	19	–	903	922

Cash at end of period	$4	$ *	$1,916	$1,920

*	Amounts significantly less than $1 million.

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

American International Group, Inc. and Subsidiaries

Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, AIG presents its operations in the way it believes will be most meaningful. Statutory underwriting profit (loss) and combined ratios are presented in accordance with accounting principles prescribed by insurance regulatory authorities because these are standard measures of performance used in the insurance industry and thus allow more meaningful comparisons with AIG’s insurance competitors. AIG has also incorporated into this discussion a number of cross-references to additional information included throughout this Form 10-Q to assist readers seeking related information on a particular subject.

Restatement of Previously Issued Financial Statements

     AIG restated its financial statements for the years ended December 31, 2003, 2002, 2001 and 2000, the quarters ended March 31, June 30 and September 30, 2004 and 2003 and the quarter ended December 31, 2003 in conjunction with filing its 2004 Annual Report on Form 10-K. In connection with the preparation of AIG’s consolidated financial statements included in the 2004 Annual Report on Form 10-K, AIG’s current management initiated an internal review of AIG’s books and records, which was substantially expanded in mid-March 2005. Management believes that the scope and process of its internal review was sufficient to identify issues of a material nature that could affect AIG’s financial statements. For further discussion, see the 2004 Annual Report on Form 10-K.

Overview of Operations and Business Results

AIG’s operations in 2005 are conducted by its subsidiaries principally through four operating segments: General Insurance, Life Insurance and Retirement Services, Financial Services and Asset Management. Through these segments, AIG provides insurance and investment products and services to both businesses and individuals in more than 130 countries and jurisdictions. This geographic, product and service diversification is one of AIG’s major strengths and sets it apart from its competitors. The importance of this diversification was especially evident in 2004, when record catastrophe losses in certain insurance operations were more than offset by profitability in those operations as well as in other segments and product lines. Although regional economic downturns or political upheaval could negatively affect parts of AIG’s operations, AIG believes that its diversification makes it unlikely that regional difficulties would have a material effect on its operating results, financial condition or liquidity.

     AIG’s subsidiaries serve commercial, institutional and individual customers through an extensive property-casualty and life insurance and retirement services network. In the United States, AIG companies are the largest underwriters of commercial and industrial insurance and one of the largest life insurance and retirement services operations as well. AIG’s Financial Services businesses include commercial aircraft and equipment leasing, capital markets operations and consumer finance, both in the United States and abroad. AIG also provides asset management services and offers guaranteed investment contracts, also known as funding agreements, (GICs) to institutions and individuals.

     AIG’s operating performance reflects implementation of various long-term strategies and defined goals in its various operating segments.

     A primary goal of AIG in managing its General Insurance operations is to achieve an underwriting profit. To achieve this goal, AIG must be disciplined in its risk selection and premiums must be adequate and terms and conditions appropriate to cover the risk accepted. AIG believes in strict control of expenses.

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

American International Group, Inc. and Subsidiaries

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

The following table summarizes AIG’s revenues, income before income taxes, minority interest and cumulative effect of an accounting change and net income for the three months ended March 31, 2005 and 2004:

(in millions)	2005	2004

Total revenues	$27,112	$23,375

Income before income taxes, minority interest and cumulative effect of an accounting change	5,443	3,939

Net income	$3,684	$2,556

Consolidated Results

The 16.0 percent growth in revenues in the first three months of 2005 was primarily attributable to the growth in net premiums earned from global General Insurance operations as well as growth in both General Insurance and Life Insurance & Retirement Services net investment income and Life Insurance & Retirement Services GAAP premiums.

     AIG’s income before income taxes, minority interest and cumulative effect of an accounting change increased 38.2 percent in the first three months of 2005 when compared to the same period of 2004. General Insurance, Life Insurance & Retirement Services, Financial Services, and Asset Management operating income gains were the primary factors for the increase over 2004 in both pretax income and net income.

The following table summarizes the operations of each principal segment for the three months ended March 31, 2005 and 2004. (See also Note 2 of Notes to Financial Statements.)

(in millions)	2005	2004

Revenues(a):
General Insurance(b)	$11,263	$10,075
Life Insurance & Retirement Services(c)	11,820	10,523
Financial Services(d)	2,449	1,788
Asset Management(e)	1,375	1,032
Other	205	(43)

Consolidated	$27,112	$23,375

Operating Income(a)(f):
General Insurance	$1,697	$1,441
Life Insurance & Retirement Services	2,223	1,785
Financial Services	1,043	545
Asset Management	526	353
Other(g)	(46)	(185)

Consolidated	$5,443	$3,939

(a)	Revenues and operating income reflect changes in market or estimated fair value associated with derivatives that do not qualify for hedge accounting pursuant to FAS 133.
(b)	Represents the sum of General Insurance net premiums earned, net investment income and realized capital gains (losses).

(c)	Represents the sum of Life Insurance & Retirement Services GAAP premiums, net investment income and realized capital gains (losses).

(d)	Represents interest, lease and finance charges.

(e)	Represents management and advisory fees and net investment income with respect to GICs.
(f)	Represents income before income taxes, minority interest and cumulative effect of an accounting change.

(g)	Represents other income (deductions) – net and other realized capital gains (losses).

General Insurance

AIG’s General Insurance operations provide property and casualty products and services throughout the world. The increase in General Insurance operating income in the first three months of 2005 compared to the same period of 2004 was primarily attributable to strong growth in operating income with respect to Domestic Brokerage Group’s and Foreign General’s operations, offset by a decrease in realized capital gains for the segment in the first three months of 2005 compared to the same period of 2004. DBG’s operating income included additional losses in the first three months of 2005 resulting from increased labor and material costs related to the 2004 Florida hurricanes.

Life Insurance & Retirement Services

AIG’s Life Insurance & Retirement Services operations provide insurance, financial and investment products throughout the world. Foreign operations provided approximately 60 percent of AIG’s Life Insurance & Retirement Services operating income for the first quarter of 2005.

     Life Insurance & Retirement Services operating income increased by 24.5 percent in the first three months of 2005 when compared to the same period of 2004. This increase

American International Group, Inc. and Subsidiaries
resulted from growth in AIG’s principal Life Insurance & Retirement Services businesses, and capital gains realized in 2005 rather than the capital losses realized in 2004.

Financial Services

AIG’s Financial Services subsidiaries engage in diversified activities including aircraft and equipment leasing, capital market transactions, consumer finance and insurance premium financing.

     Financial Services operating income increased by 91.4 percent in the first three months of 2005 compared to the same period of 2004, primarily due to the fluctuation in earnings resulting from the accounting effect of FAS 133. Fluctuations in revenues and operating income from quarter to quarter are not unusual because of the transaction-oriented nature of Capital Markets operations and the effect of not qualifying for hedge accounting treatment under FAS 133 for hedges on securities available for sale and borrowings. Consumer Finance operations increased revenues and operating income, both domestically and internationally.

Asset Management

AIG’s Asset Management operations include institutional and retail asset management and broker dealer services and spread-based investment business from the sale of GICs. These products and services are offered to individuals and institutions, both domestically and overseas.

     Asset Management operating income increased 49.0 percent in the first three months of 2005 when compared to the same period of 2004 as a result of the upturn in worldwide financial markets and a strong global product portfolio.

Capital Resources

At March 31, 2005, AIG had total consolidated shareholders’ equity of $82.68 billion and total consolidated borrowings of $104.78 billion. At that date, $95.26 billion of such borrowings were either not guaranteed by AIG or were AIGFP’s matched borrowings under obligations of guaranteed investment agreements (GIAs), liabilities connected to trust preferred stock, or matched notes and bonds payable.

     During the period from January 1, 2005 through March 31, 2005, AIG purchased in the open market 2,477,100 shares of its common stock.

Liquidity

At March 31, 2005, AIG’s consolidated invested assets included $24.38 billion in cash and short-term investments. Consolidated net cash provided from operating activities in the first three months of 2005 amounted to $654 million. The $654 million in consolidated net cash provided by operating activities is net of approximately $8 billion used by AIGFP to purchase securities purchased under agreements to resell and to repurchase securities sold under agreements to repurchase in the ordinary course of AIGFP’s business. This operating activity was funded in part by proceeds from security sales under similar repurchase and reverse repurchase agreements, but primarily by AIGFP’s financing activities, specifically proceeds from guaranteed investment agreements and notes, bonds, loans and mortgages payable. To date, approximately half of the $8 billion was subsequently invested in securities available for sale. AIG believes that its liquid assets, cash provided by operations and access to short term funding through commercial paper and bank credit facilities will enable it to meet any anticipated cash requirements.

Outlook

From March through June of 2005, the major rating agencies downgraded AIG’s ratings in a series of actions. Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. (S&P), lowered the long-term senior debt and counterparty ratings of AIG from ‘AAA’ to ‘AA’ and changed the rating outlook to negative. Moody’s Investors Service (Moody’s) lowered AIG’s long-term senior debt rating from ‘Aaa’ to ‘Aa2’ and changed the outlook to stable. Fitch Ratings (Fitch) downgraded the long-term senior debt ratings of AIG from ‘AAA’ to ‘AA’ and placed the ratings on Rating Watch Negative.

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

     These ratings actions have affected and will continue to affect AIG’s business and results of operations in a number of ways.

American International Group, Inc. and Subsidiaries

•	Downgrades in AIG’s debt ratings will adversely affect AIG’s results of operations. AIG relies on external sources of financing to fund several of its operations. The cost and availability of unsecured financing are generally dependent on the issuer’s long-term and short-term debt ratings. The recent downgrades and any future downgrades in AIG’s debt ratings will increase AIG’s borrowing costs and therefore adversely affect AIG’s results of operations.

•	The downgrade in AIG’s long-term senior debt ratings will adversely affect AIGFP’s ability to compete for certain businesses. Credit ratings are very important to the ability of financial institutions to compete in the derivative and structured transaction marketplaces. Historically, AIG’s triple-A ratings provided AIGFP a competitive advantage. The downgrades will reduce this advantage and, for specialized financial transactions that generally are conducted only by triple-A rated financial institutions, counterparties may be unwilling to transact business with AIGFP except on a secured basis. This could require AIGFP to post more collateral to counterparties in the future. See below for a further discussion of the effect that posting collateral may have on AIG’s liquidity.

•	Although the financial strength ratings of AIG’s insurance company subsidiaries remain high compared to many of their competitors, the downgrades have reduced the previous ratings differential. The competitive advantage of the ratings to AIG’s insurance company subsidiaries may be lessened accordingly. The recent regulatory inquiries, internal investigations, and delay in the filing of the 2004 Annual Report on Form 10-K, as well as negative publicity, had caused independent producers and distributors of AIG’s domestic life and retirement services products to be more cautious in placing business with AIG subsidiaries. AIG is unable to predict the effect of these issues on AIG’s business, including any increase in associated surrender or replacement activity.

•	As a result of the downgrades of AIG’s long-term senior debt ratings, AIG has been required to post approximately $1.16 billion of collateral with counterparties to municipal guaranteed investment agreements and financial derivatives transactions. In the event of a further downgrade, AIG will be required to post additional collateral. It is estimated that, as of the close of business on June 23, 2005, based on AIG’s outstanding municipal guaranteed investment agreements and financial derivatives transactions as of such date, a further downgrade of AIG’s long-term senior debt ratings to ‘Aa3’ by Moody’s or ‘AA-’ by S&P would permit counterparties to call for approximately $2.10 billion of additional collateral. Further, additional downgrades could result in requirements for substantial additional collateral, which could have a material effect on how AIG manages its liquidity. The actual amount of additional collateral that AIG would be required to post to counterparties in the event of such downgrades depends on market conditions, the market value of the outstanding affected transactions and other factors prevailing at the time of the downgrade. The requirement to post additional collateral may increase if additional counterparties begin to require credit support from AIG through collateralization agreements. Additional obligations to post collateral will increase the demand on AIG’s liquidity.

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

     Domestically, AIG anticipates continued operating growth in 2005 as distribution channels are expanded and new products are introduced. The home service operation has not met business objectives, although its cash flow has been strong, and domestic group life/health was also weak in 2004. AIG expects restructuring efforts in these businesses to show positive results by early 2006. AIG American General’s current ratings remain equal to or higher than many of its principal competitors. Nevertheless, recent events have caused independent producers and distributors of AIG Amer-

American International Group, Inc. and Subsidiaries
ican General’s products to be more cautious in placing business with AIG. Therefore, AIG is unable to predict the effect of these issues on AIG’s business, including any increase in associated surrender or replacement activity.

     In the airline industry, changes in market conditions are not immediately apparent in operating results. Lease rates have firmed considerably, as a result of strong demand spurred by the recovering global commercial aviation market, especially in Asia. Sales have begun to increase, and AIG expects an increasing level of interest from a variety of purchasers. Therefore, AIG believes that the improvements in that market which commenced in 2003 will be gradually reflected in ILFC’s results in 2005. In the Capital Markets operations, the integration of AIG Trading Group Inc. and its subsidiaries into the operations of AIGFP created operating efficiencies that will continue to be realized and product synergies that should enhance 2005 results, although quarter to quarter variations are to be expected in this transaction-oriented business. AIG also expects increased contributions to Financial Services revenues and income from its consumer finance operations both domestically and overseas. However, the downgrades of AIG’s credit ratings may adversely affect funding costs for AIG and its subsidiaries and AIGFP’s ability to engage in derivative transactions and certain structured products. See “Certain Factors Affecting AIG’s Business — AIG’s Credit Ratings” in Item 1 of Part I of AIG’s 2004 Annual Report on Form 10-K.

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

Critical Accounting Estimates

AIG considers its most critical accounting estimates those with respect to reserves for losses and loss expenses, future policy benefits for life and accident and health contracts, deferred policy acquisition costs, estimated gross profits for investment-oriented products, fair value determinations for certain Capital Markets assets and liabilities and other than temporary declines in value-investments. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. To the extent actual experience differs from the assumptions used, AIG’s results of operations would be directly affected.

     Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, AIG’s critical accounting estimates are discussed in detail. The major categories for which assumptions are developed and used to establish each critical accounting estimate are highlighted below.

Reserves for Losses and Loss Expenses (General Insurance):

•	Loss trend factors: used to establish expected loss ratios for subsequent accident years based on premium rate adequacy and the projected loss ratio with respect to prior accident years.
•	Expected loss ratios for the latest accident year: for example, accident year 2004 for the year end 2004 loss reserve analysis. For low frequency, high severity classes such as excess casualty and directors and officers liability (D&O), expected loss ratios generally are utilized for at least the three most recent accident years.
•	Loss development factors: used to project the reported losses for each accident year to an ultimate amount.

Future Policy Benefits for Life and Accident and Health Contracts (Life Insurance & Retirement Services):

•	Interest rates: which vary by geographical region, year of issuance and products.
•	Mortality, morbidity and surrender rates: based upon actual experience by geographical region modified to allow for variation in policy form.

Estimated Gross Profits (Life Insurance & Retirement Services):

•	Estimated gross profits to be realized over the estimated duration of the contracts (investment-oriented products) affects the carrying value of deferred policy acquisition costs under FAS 97. Estimated gross profits include investment income and gains and losses on investments less required interest, actual mortality and other expenses.

Deferred Policy Acquisition Costs (Life Insurance & Retirement Services):

•	Recoverability based on current and future expected profitability, which is affected by interest rates, foreign exchange rates, mortality experience, and policy persistency.

Deferred Policy Acquisition Costs (General Insurance):

•	Recoverability and eligibility based upon the current terms and profitability of the underlying insurance contracts.

Fair Value Determinations of Certain Assets and Liabilities (Financial Services – Capital Markets):

•	Valuation models: utilizing factors, such as market liquidity and current interest, foreign exchange and volatility rates.

American International Group, Inc. and Subsidiaries

•	AIG attempts to secure reliable and independent current market price data, such as published exchange rates from external subscription services such as Bloomberg or Reuters or third-party broker quotes for use in this model. When such prices are not available, AIG uses an internal methodology, which includes interpolation from verifiable prices from trades occurring on dates nearest to the dates of the transactions.

Other Than Temporary Declines in Value – Investments:

Securities are considered a candidate for impairment based upon the following criteria:

•	Trading at a significant (25 percent or more) discount to par, amortized cost (if lower) or cost for an extended period of time (nine months or longer).
•	The occurrence of a discrete credit event resulting in the debtor default, seeking bankruptcy or insolvency protection or voluntary reorganization.
•	The possibility of non-realization of a full recovery on its investment, irrespective of the occurrence of one of the foregoing events.

Operating Review

General Insurance Operations

AIG’s General Insurance subsidiaries are multiple line companies writing substantially all lines of property and casualty insurance both domestically and abroad.

     Domestic General Insurance operations are comprised of the Domestic Brokerage Group (DBG), which includes the operations of The Hartford Steam Boiler Inspection and Insurance Company (HSB), Transatlantic Holdings, Inc. (Transatlantic); Personal Lines, including 21st Century Insurance Group (21st Century); and United Guaranty Corporation (UGC).

     AIG’s primary domestic division is DBG. DBG’s business in the United States and Canada is conducted through its General Insurance subsidiaries including American Home, National Union, Lexington and certain other General Insurance company subsidiaries of AIG.

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

     AIG’s Personal Lines operations provide automobile insurance through AIG Direct, the mass marketing operation of AIG, Agency Auto Division and 21st Century Insurance Group, as well as a broad range of coverages for high-net-worth individuals through the AIG Private Client Group.

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

American International Group, Inc. and Subsidiaries
to its investors. Accordingly, in its General Insurance business, AIG uses certain non-GAAP measures, where AIG has determined these measurements to be useful and meaningful.

     A critical discipline of a successful general insurance business is the objective to produce operating income from underwriting exclusive of investment-related income. When underwriting is not profitable, premiums are inadequate to pay for insured losses and underwriting related expenses. In these situations, the addition of general insurance related investment income and realized capital gains may, however, enable a general insurance business to produce operating income. For these reasons, AIG views underwriting profit to be critical in the overall evaluation of performance. Although in and of itself not a Generally Accepted Accounting Principles (GAAP) measurement, AIG believes that underwriting profit is a useful and meaningful disclosure. (See also the discussion under “Liquidity” herein.)

     Underwriting profit is measured in two ways: statutory underwriting profit and GAAP underwriting profit.

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

     A basic premise of GAAP accounting is the recognition of expenses at the same time revenues are earned, the accounting principle of matching. Therefore, to convert underwriting results to a GAAP basis, acquisition expenses are deferred (deferred policy acquisition costs (DAC)) and amortized over the period the related net premiums written are earned. Accordingly, the statutory underwriting profit has been adjusted as a result of acquisition expenses being deferred as required by GAAP. DAC is reviewed for recoverability, and such review requires management judgment. (See also “Critical Accounting Estimates” herein.)

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

General Insurance operating income is comprised of underwriting profit (loss), net investment income and realized capital gains and losses. These components, as well as net premiums written, net premiums earned and statutory ratios for the three months ended March 31, 2005 and 2004 were as follows:

(in millions, except ratios)	2005		2004

Net premiums written:
Domestic General
DBG	$5,727		$5,355
Transatlantic	885		907
Personal Lines	1,186		1,119
Mortgage Guaranty	165		154
Foreign General	2,830		2,500

Total	$10,793		$10,035

Net premiums earned:
Domestic General
DBG	$5,574		$4,938
Transatlantic	888		893
Personal Lines	1,120		1,042
Mortgage Guaranty	140		134
Foreign General	2,416		2,086

Total	$10,138		$9,093

Underwriting profit (loss):
Domestic General
DBG	$6	(a)	$(19)
Transatlantic	20		37
Personal Lines	58		50
Mortgage Guaranty	75		68
Foreign General	413		323

Total	$572		$459

Net investment income:
Domestic General
DBG	$658		$475
Transatlantic	85		72
Personal Lines	52		45
Mortgage Guaranty	28		29
Intercompany adjustments and eliminations – net	1		–
Foreign General	209		176

Total	$1,033		$797

Realized capital gains (losses)	92		185

Operating income	$1,697		$1,441

American International Group, Inc. and Subsidiaries

(in millions, except ratios)	2005		2004

Domestic General:
Loss Ratio	77.12	(a)	78.54
Expense Ratio	19.73		19.65

Combined Ratio	96.85		98.19

Foreign General:
Loss Ratio	54.50		57.75
Expense Ratio(b)	27.16		25.35

Combined ratio(b)	81.66		83.10

Consolidated:
Loss Ratio	71.73	(a)	73.77
Expense Ratio	21.68		21.07

Combined Ratio	93.41		94.84

(a)	Includes $118 million of additional losses incurred resulting from increased labor and material costs related to the 2004 Florida Hurricanes (1.53 points increase on the domestic general loss ratio and 1.16 points increase on the consolidated general loss ratio).

(b)	Includes the results of wholly owned AIU agencies.

General Insurance Results

     General Insurance operating income in the first three months of 2005 showed excellent results. The increase in General Insurance operating income in the first three months of 2005 was primarily attributable to strong profitable growth in Foreign General’s underwriting results and DBG’s and Foreign General’s net investment income partially offset by a decrease in realized capital gains relative to the same period of 2004. DBG’s underwriting results included additional losses incurred resulting from increased labor and material costs related to the 2004 Florida hurricanes.

     Like most AIG units, DBG benefited in the first three months of 2005 from a strong profit center focus and growing distribution channels. Overall, DBG’s net premiums written increased in the first three months of 2005 and 2004, as new business, generally higher renewal retention rates and a modest change in the mix of business towards classes (i.e. smaller accounts) that purchase less reinsurance more than offset modest rate decreases in some classes (i.e. property, D&O, healthcare, aviation). Domestic property-casualty premium rates are generally satisfactory at this time, although AIG has begun to see evidence in some classes of business, including property, D&O, energy and healthcare, where rates quoted by other carriers on selected accounts or segments do not meet AIG’s view of satisfactory. The loss ratio decreased from same period of 2004 principally as a result of the impact of prior year rate increases on premiums earned in the quarter, lower losses in the quarter in short tail classes of business, such as property and accident & health, offset by $118 million of additional losses incurred resulting from increased labor and material costs related to the 2004 Florida hurricanes.

     Transatlantic’s net premiums written and net premiums earned for the first quarter of 2005 decreased compared with the same period in 2004, principally as a result of decreased domestic business, partially offset by increased international business.

     Personal Lines net premiums written in the first three months of 2005 increased when compared to the same period of 2004 due to good growth in its core business units through expanded marketing efforts, increased agent/broker appointments, and enhanced product offerings. These gains were partially offset by reductions in its involuntary auto business due to aggressive re-underwriting of the previously acquired GE business. Underwriting income increased as a result of earned premium growth and favorable development of prior accident years.

     Mortgage Guaranty’s net premiums written increased in the first three months of 2005 when compared to the same period of 2004. Strong growth in junior liens, student loans and international business were offset by continued low persistency in the residential first lien business, caused by high refinance activity fueled by low mortgage interest rates.

     Foreign General Insurance had strong results in the first three months of 2005. Growth in net premiums written was achieved due to new business as well as new distribution channels partially offset by rate decreases in Australia and the United Kingdom commercial lines. The Far East region had excellent results. Personal accident business exhibited strong growth. In Japan, the purchase of the Royal & SunAlliance branch operations opened new distribution channels. Commercial lines in Europe and the Ascot syndicate continue to exhibit strong growth, as did Personal Lines operations in Brazil and Latin America. This growth translated to improved underwriting results.

AIG transacts business in most major foreign currencies. The following table summarizes the effect of changes in foreign currency exchange rates on the growth of General Insurance net premiums written for the first three months of 2005:

2005

Growth in original currency	6.3%
Foreign exchange effect	1.3
Growth as reported in U.S. dollars	7.6%

     As previously noted, DBG’s results include $118 million of additional losses incurred in the first three months of 2005 resulting from increased labor and material costs related to the 2004 Florida hurricanes. Other effects of catastrophes incurred in the first three months of 2005 and 2004 were insignificant. The effect on losses caused by catastrophes can fluctuate widely from year to year, making comparisons of recurring type business more difficult. With respect to catastrophe losses, AIG believes that it has taken appropriate steps, such as careful exposure selection and obtaining reinsurance coverage, to reduce the effect of the magnitude of possible future losses. The occurrence of one or more catastrophic events of unanticipated frequency or severity, such

American International Group, Inc. and Subsidiaries
as terrorist attack, earthquake or hurricane, that causes insured losses, however, could have a material adverse effect on AIG’s results of operations, liquidity or financial condition.

     General Insurance net investment income grew in the first three months of 2005 when compared to the same period of 2004. AIG is benefiting from strong cash flow, higher interest rates as well as increased partnership income. Additionally, net investment income was positively affected by the compounding of previously earned and reinvested net investment income. As AIG believes that net premiums written will continue to increase in 2005, AIG expects that cash flow for investment will continue to be strong, resulting in growth in net investment income in 2005.

     Realized capital gains and losses resulted from the ongoing investment management of the General Insurance portfolios within the overall objectives of the General Insurance operations. (See the discussion on “Valuation of Invested Assets” herein.)

     The contribution of General Insurance operating income to AIG’s consolidated income before income taxes, minority interest and cumulative effect of an accounting change was 31.2 percent in the first three months of 2005 compared to 36.6 percent in the same period of 2004.

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

     AIG’s consolidated general reinsurance assets amounted to $18.30 billion at March 31, 2005 and resulted from AIG’s reinsurance arrangements. Thus, a credit exposure existed at March 31, 2005 with respect to reinsurance recoverable to the extent that any reinsurer may not be able to reimburse AIG under the terms of these reinsurance arrangements. AIG manages its credit risk in its reinsurance relationships by transacting with reinsurers that it considers financially sound, and when necessary AIG holds substantial collateral in the form of funds, securities and/or irrevocable letters of credit. This collateral can be drawn on for amounts that remain unpaid beyond specified time periods on an individual reinsurer basis. At December 31, 2004, approximately 43 percent of the general reinsurance assets were from unauthorized reinsurers. In order to obtain statutory recognition, the majority of these balances were collateralized. The remaining 57 percent of the general reinsurance assets were from authorized reinsurers. The terms authorized and unauthorized pertain to regulatory categories, not creditworthiness. Approximately 90 percent of the balances with respect to authorized reinsurers are from reinsurers rated A (excellent) or better, as rated by A.M. Best, or A (strong) or better, as rated by Standard & Poor’s. Through March 31, 2005, these distribution percentages have not changed significantly. These ratings are measures of financial strength.

     AIG maintains a reserve for estimated unrecoverable reinsurance, but it has been largely successful in its previous recovery efforts. At December 31, 2004 AIG had allowances for unrecoverable reinsurance approximating $400 million. At that date, AIG had no significant reinsurance recoverables due from any individual reinsurer that was financially troubled (e.g., liquidated, insolvent, in receivership or otherwise subject to formal or informal regulatory restriction).

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

     AIG enters into intercompany reinsurance transactions, primarily through AIRCO, for its General Insurance and Life Insurance operations. AIG enters into these transactions as a sound and prudent business practice in order to maintain underwriting control and spread insurance risk among AIG’s various legal entities. These reinsurance agreements have

American International Group, Inc. and Subsidiaries
been approved by the appropriate regulatory authorities. All material intercompany transactions have been eliminated in consolidation. AIG generally obtains letters of credit in order to obtain statutory recognition of these intercompany reinsurance transactions. At March 31, 2005, approximately $3.3 billion of letters of credit were outstanding to cover intercompany reinsurance transactions with AIRCO or other General Insurance subsidiaries.

     At March 31, 2005, the consolidated general reinsurance assets of $18.30 billion include reinsurance recoverables for paid losses and loss expenses of $944 million, $14.24 billion with respect to the ceded reserve for losses and loss expenses, including ceded losses incurred but not reported (IBNR) (ceded reserves) and ceded reserve for unearned premiums of $3.12 billion. The ceded reserves represent the accumulation of estimates of ultimate ceded losses including provisions for ceded IBNR and loss expenses. The methods used to determine such estimates and to establish the resulting ceded reserves are continually reviewed and updated by management. Any adjustments thereto are reflected in income currently. It is AIG’s belief that the ceded reserves at March 31, 2005 were representative of the ultimate losses recoverable. In the future, as the ceded reserves continue to develop to ultimate amounts, the ultimate loss recoverable may be greater or less than the reserves currently ceded.

Reserve for Losses and Loss Expenses

The table below classifies as of March 31, 2005 the components of the General Insurance reserve for losses and loss expenses (loss reserves) with respect to major lines of business on a statutory basis*:

(in millions)

Other liability occurrence	$16,835
Other liability claims made	10,654
Workers compensation	9,612
Auto liability	5,512
Property	4,223
International	3,608
Reinsurance	2,480
Medical malpractice	2,236
Aircraft	1,697
Products liability	1,384
Commercial multiple peril	1,154
Accident and health	1,097
Fidelity/ surety	960
Other	2,609

Total	$64,061

*	Presented pursuant to statutory reporting requirements as prescribed by the National Association of Insurance Commissioners.

     These loss reserves represent the accumulation of estimates of ultimate losses, including IBNR and loss expenses on a statutory accounting basis.

     At March 31, 2005, General Insurance net loss reserves increased $2.08 billion from the prior year end to $49.83 billion. The net loss reserves represent loss reserves reduced by reinsurance recoverables, net of an allowance for unrecoverable reinsurance and the discount for future investment income. The table below classifies the components of the General Insurance net loss reserves by business unit as of March 31, 2005.

(in millions)

DBG(a)	$34,383
Personal Lines(b)	2,314
Transatlantic	5,062
Mortgage Guaranty	353
Foreign General(c)	7,714

Total Net Loss Reserve	$49,826

(a)	DBG loss reserves include approximately $3.37 billion ($3.98 billion before discount) related to business written by DBG but ceded to AIRCO and reported in AIRCO’s statutory filings.
(b)	Personal Lines loss reserves include $700 million related to business ceded to DBG and reported in DBG’s statutory filings.
(c)	Foreign General loss reserves include approximately $1.95 billion related to business reported in DBG’s statutory filings.

     The DBG net loss reserve of $34.38 billion is comprised principally of the business of AIG subsidiaries participating in the American Home/National Union pool (11 companies) and the surplus lines pool (Lexington, Starr Excess Liability Insurance Company and Landmark Insurance Company).

     Beginning in 1998, DBG ceded a quota share percentage of its other liability occurrence and products liability occurrence business to AIRCO. The quota share percentage ceded was 40 percent in 1998, 65 percent in 1999, 75 percent in 2000 and 2001, 50 percent in 2002 and 2003, 40 percent in 2004 and 35 percent in 2005 and covered all business written in these years for these lines by participants in the American Home/National Union pool. In 1998 the cession reflected only the other liability occurrence business, but in 1999 and subsequent years included products liability occurrence. AIRCO’s loss reserves relating to these quota share cessions from DBG are recorded on a discounted basis. As of March 31, 2005, AIRCO carried a discount of approximately $610 million applicable to the $3.98 billion in undiscounted reserves it assumed from the American Home/National Union pool via this quota share cession. AIRCO also carries approximately $375 million in net loss reserves relating to Foreign General insurance business. These reserves are carried on an undiscounted basis.

     Beginning in 1997, the Personal Lines division ceded a percentage of all business written by the companies participating in the personal lines pool to the American Home/National Union pool. As noted above, the total reserves carried by participants in the American Home/National Union pool relating to this cession amounted to $700 million as of March 31, 2005.

     The companies participating in the American Home/National Union pool have maintained a participation in the business written by AIU for decades. As of March 31, 2005, these AIU reserves carried by participants in the American Home/National Union pool amounted to approximately

American International Group, Inc. and Subsidiaries
$1.95 billion. The remaining Foreign General reserves are carried by AIUO, AIRCO, and other smaller AIG subsidiaries domiciled outside the United States. Statutory filings in the U.S. by AIG companies reflect all the business written by U.S. domiciled entities only, and therefore exclude business written by AIUO, AIRCO, and all other internationally domiciled subsidiaries. The total reserves carried at March 31, 2005 by AIUO and AIRCO were approximately $3.41 billion and $3.74 billion, respectively. AIRCO’s $3.74 billion in total general insurance reserves consist of approximately $3.37 billion from business assumed from the American Home/National Union pool and an additional $375 million relating to Foreign General Insurance business.

     At March 31, 2005, AIG’s overall General Insurance net loss reserves reflects a loss reserve discount of $1.56 billion, including tabular and non-tabular calculations. The tabular workers compensation discount is calculated using a 3.5 percent interest rate and the 1979-81 Decennial Mortality Table. The non-tabular workers compensation discount is calculated separately for companies domiciled in New York and Pennsylvania, and follows the statutory regulations for each state. For New York companies, the discount is based on a five percent interest rate and the companies’ own payout patterns. For Pennsylvania companies, the statute has specified discount factors for accident years 2001 and prior, which are based on a six percent interest rate and an industry payout pattern. For accident years 2002 and subsequent, the discount is based on the yield of U.S. Treasury securities ranging from one to twenty years and the company’s own payout pattern, with the future expected payment for each year using the interest rate associated with the corresponding Treasury security yield for that time period. The discount is comprised of the following: $401 million – tabular discount for workers compensation in DBG; $544 million – non-tabular discount for workers compensation in DBG; and, $610 million – non-tabular discount for other liability occurrence and products liability occurrence in AIRCO. The total undiscounted workers compensation loss reserve carried by DBG is approximately $6.9 billion as of March 31, 2005. The other liability occurrence and products liability occurrence business in AIRCO that is assumed from DBG is discounted using a 5.5 percent interest rate and the DBG payout pattern for this business. The undiscounted reserves assumed by AIRCO from DBG totaled approximately $3.98 billion at March 31, 2005.

     The methods used to determine loss reserve estimates and to establish the resulting reserves are continually reviewed and updated by management. Any adjustments resulting therefrom are reflected in operating income currently. It is management’s belief that the General Insurance net loss reserves are adequate to cover all General Insurance net losses and loss expenses as at March 31, 2005. While AIG annually reviews the adequacy of established loss reserves, there can be no assurance that AIG’s ultimate loss reserves will not adversely develop and materially exceed AIG’s loss reserves as of March 31, 2005. In the opinion of management, such adverse development and resulting increase in reserves is not likely to have a material adverse effect on AIG’s consolidated financial position, although it could have a material adverse effect on AIG’s consolidated results of operations for an individual reporting period.

     AIG has announced that it will commission a comprehensive independent actuarial review of the loss reserves of its principal property-casualty insurance operations. The review is expected to be completed before AIG reports its full year 2005 financial results.

The table below presents the reconciliation of net loss reserves for the first three months ended March 31, 2005 and 2004 as follows:

(in millions)	2005	2004

Net reserve for losses and loss expenses at beginning of year	$47,747	$36,738
Foreign exchange effect	28	222

Losses and loss expenses incurred:
Current year	7,032	6,340
Prior years*	240	368

Losses and loss expenses incurred	7,272	6,708

Losses and loss expenses paid	5,221	4,645

Net reserve for losses and loss expenses at end of period	$49,826	$39,023

*	Includes accretion of discount of $97 million in the first three months of 2005 and $94 million in the first three months of 2004. Additionally, includes $55 million in the first three months of 2005 and $45 million in the first three months of 2004 for the general reinsurance operations of Transatlantic, and $118 million of additional losses incurred in the first three months of 2005 resulting from increased labor and material costs related to the 2004 Florida hurricanes.

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

American International Group, Inc. and Subsidiaries

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

     A comprehensive annual loss reserve review is conducted in the fourth quarter of each year for each AIG General Insurance subsidiary. These reviews are conducted in full detail for each class or line of business for each subsidiary, and thus consist of literally hundreds of individual analyses. The purpose of these reviews is to confirm the reasonableness of the reserves carried by each of the individual subsidiaries, and thereby of AIG’s overall carried reserves. The reserve analysis for each business class is performed by the actuarial personnel who are most familiar with that class of business. In completing these detailed actuarial reserve analyses, the actuaries are required to make numerous assumptions, including for example the selection of loss development factors and loss cost trend factors. They are also required to determine and select the most appropriate actuarial method(s) to employ for each business class. Additionally, they must determine the appropriate segmentation of data or segments from which the adequacy of the reserves can be most accurately tested. In the course of these detailed reserve reviews for each business segment, a point estimate of the loss reserve is generally determined. The sum of these point estimates for each of the individual business classes for each subsidiary provides an overall actuarial point estimate of the loss reserve for that subsidiary. The overall actuarial point estimate is compared to the sub-

American International Group, Inc. and Subsidiaries
sidiary’s carried loss reserve. If the carried reserve can be supported by actuarial methods and assumptions which are also believed to be reasonable, then the carried reserve would generally be considered reasonable and no adjustment would be considered. The ultimate process by which the actual carried reserves are determined considers not only the actuarial point estimate but a myriad of other factors. Other crucial internal and external factors considered include a qualitative assessment of inflation and other economic conditions in the United States and abroad, changes in the legal, regulatory, judicial and social environments, underlying policy pricing, terms and conditions, and claims handling. Loss reserve development can also be affected by commutations of assumed and ceded reinsurance agreements.

     With respect to the 2004 year-end actuarial loss reserve analysis for DBG, the actuaries continued to utilize the modified assumptions which gave additional weight to actual loss development from the more recent years, as identified during the 2002 and 2003 analysis, with appropriate adjustments to account for the additional year of loss experience which emerged in 2004. Although the actuaries continued to use actuarial assumptions that rely on expected loss ratios based on the results of prior accident years, the expected loss ratio assumptions used continue to give far greater weight to the more recent accident year experience than was the case in the prior year-end assumptions. For example, for the excess casualty lead umbrella class of business, 100 percent weight was given to the experience of accident years 1998-2001, with no weight given to the more favorable experience of accident years prior to 1998.

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

     For the excess casualty class, if future loss development factors differed by five percent from those utilized in the year-end 2004 loss reserve review, there would be approximately a $450 million change (either positively or negatively) to the overall AIG loss reserve position. The comparable effect on the D&O and related management liability classes would be approximately $200 million (either positively or negatively) if future loss development factors differed by five percent from those utilized in the year-end 2004 loss reserve review. For healthcare liability classes, the effect would be approximately $125 million (either positively or negatively). For workers compensation reserves, the effect of a five percent deviation from the loss development factors utilized in the year-end 2004 reserve reviews would be approximately $750 million (either positively or negatively). Because loss development factors for this class have shown less volatility than higher severity classes such as excess casualty, however, actual changes in loss development factors are expected to be less than five percent. There is some degree of volatility in loss development patterns for other longer tail liability classes as well. However, the potential effect on AIG’s reserves would be much less than for the classes cited above.

     The calculations of the effect of the five percent change in loss development factors are made by selecting the stage of accident year development where it is believed reasonable for such a deviation to occur. For example, for workers compen-

American International Group, Inc. and Subsidiaries
sation, the $750 million amount is calculated by assuming that each of the most recent eight accident years develop five percent higher than estimated by the current loss development factors utilized in the reserve study, i.e. the factor 1.05 is multiplied by the incurred losses (including IBNR and loss expenses) for these accident years.

     AIG management believes that using a five percent change in the assumptions for loss cost trends and loss development factors provides a reasonable benchmark for a sensitivity analysis of the reserves of AIG’s most significant lines of general insurance business. For excess casualty business, both the loss cost trend and the loss development factor assumptions are critical. Generally, actual historical loss development factors are used to project future loss development. However, there can be no assurance that future loss development patterns will be the same as in the past. Moreover, as excess casualty is a long-tail class of business, any deviation in loss cost trends or in loss development factors might not be discernible for an extended period of time subsequent to the recording of the initial loss reserve estimates for any accident year. Thus, there is the potential for the reserves with respect to a number of accident years to be significantly affected by changes in the loss cost trends or loss development factors that were initially relied upon in setting the reserves. These changes in loss trends or loss development factors could be attributable to changes in inflation or in the judicial environment, or in other social or economic phenomena affecting claims. For example, during the lengthy periods during which losses develop for excess casualty, actual changes in loss costs from one accident year to the next have ranged from negative values to double-digit amounts. Thus, there is the potential for significant volatility in loss costs for excess casualty and, although five percent is considered a reasonable benchmark for sensitivity analysis for this business, there is the potential for variations far greater than this amount (either positively or negatively). Likewise, in the judgment of AIG’s actuaries, five percent is considered an appropriate benchmark for sensitivity analysis with respect to the loss development factor assumptions used to test the reserves. It should be noted that the loss cost trend factor for excess casualty was reduced to five percent in the year-end 2004 loss reserve review compared to the 7.5 percent loss trend factor used in the 2003 review for excess casualty. This reduction was made by AIG’s actuaries in response to a significant favorable loss trend that had emerged from accident year 2000 to 2001. This favorable trend appears to be continuing in accident years 2002 and 2003, although these accident years are still immature.

     For D&O and related management liability classes of business, the loss cost trend assumption is critical. The loss development factor assumption is important but less critical than for excess casualty. As this coverage is written on a claims-made basis, claims for a given accident year are all reported within that year. Actual changes in loss costs from one accident year to the next in the 1990s ranged from double digit negative values for several accident years in the early 1990s to nearly 50 percent per year for the period from accident year 1996 to accident year 1999. Thus, there is the potential for extreme volatility in loss costs for this business and, although five percent is considered a reasonable benchmark for sensitivity analysis, there is the potential for variations far greater than this amount (either positively or negatively). Five percent is also considered an appropriate benchmark for sensitivity analysis with respect to the loss development factor assumptions used to test the reserves for these classes. However, as noted above, the effect of such a deviation is less than that of a similar deviation in loss cost trends. It should be noted that the loss cost trend factor for D&O and related management liability classes was reduced to four percent in the year end 2004 loss reserve reviews compared to six percent in the 2003 review. This reduction was made by AIG’s actuaries in response to a relative stabilization in loss costs from accident year 1999 to 2001 following the period of sharp increases in loss costs through 1999. The stabilization in loss costs appears to be continuing in accident years 2002 and 2003, although these accident years are still immature.

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

     For workers compensation, the loss development factor assumptions are important. Generally, AIG’s actual historical workers compensation loss development would be expected to provide a reasonably accurate predictor of future loss development. A five percent sensitivity indicator for workers compensation would thus be considered to be toward the high end of potential deviations for this class of business. AIG’s workers compensation reserves include a small portion relating to excess workers compensation coverage. The analysis applicable to excess casualty would apply to these reserves. However, the volume of such business is de minimis compared to the volume of excess casualty. The loss cost trend assumption for workers compensation is not believed to be material with respect to AIG’s loss reserves other than for that portion representing excess workers compensation. This is primarily because AIG’s actuaries are generally able to use loss development projections for all but the most recent accident year’s reserves, so there is limited need to rely on loss cost trend assumptions for workers compensation business.

     For casualty business other than the classes noted above, there is generally some potential for deviation in both the loss cost trend and loss development factor selections. However,

American International Group, Inc. and Subsidiaries
the effect of such deviations would not be material when compared to the effect cited above for excess casualty and D&O.

     The comprehensive annual loss reserve review process results in an accumulation of point estimates for AIG’s General Insurance business. The loss reserve carried at year-end 2004 for AIG’s General Insurance business was approximately equal to the aggregate reserve indicated by the actuarial point estimates. This represents a relative improvement of approximately two percent from AIG’s position as of December 31, 2003. This comparison excludes the reserves relating to asbestos and environmental exposures, which are determined using different methodologies, as described below.

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

American International Group, Inc. and Subsidiaries
(Tier Two), products containing small amounts of asbestos, companies in the distribution process, and parties with remote, ill defined involvement in asbestos (Tiers Three and Four). Through its commitment to appropriate staffing, training, and management oversight of asbestos cases, AIG mitigates to the extent possible its exposure to these claims.

     In order to evaluate the overall reasonableness of the asbestos and environmental reserves established using the claim-by-claim approach as described above, AIG uses two methods, the market share method and the frequency/severity or report year method.

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

     At year-end 2004, AIG considered a number of factors and recent experience to determine the appropriate reserve that should be carried for these claims, including the following:

     1. Actual calendar experience for past ten years, five years, three years, and one year. AIG experienced consistent adverse development on its carried asbestos and environmental reserves over the years. The net carried reserves from ten years ago ran off $1.45 billion deficient; from five years ago $430 million deficient; from three years ago $350 million deficient; and from one year ago $150 million deficient. Thus the reserves consistently produced adverse development per year, with no evidence of recent improvement. These figures are prior to the year-end 2004 reserve increase.

     On a gross of reinsurance basis, the adverse developments were analogous, with approximately $450 million in the latest year and $4.8 billion over the past ten years.

     2. Input from claims officers on latest year events. DBG’s claims officers observed an increasing trend toward adverse claims experience in the layers underlying its excess

American International Group, Inc. and Subsidiaries
attachment points for a number of Tier Two claims, increasing the probability of further adverse loss developments going forward. They also noted the emergence of several asbestos non-products cases recently, raising a concern that asbestos non-products cases could become a more serious problem in the future.

     3. Deterioration in Report Year claims experience. As noted above, the Scenario Two and Scenario Three indications for case reserve adequacy in AIG’s 2004 year-end actuarial report indicated an increasing deficiency in carried case reserves for asbestos. This was the result of continued adverse development on prior year case reserves and suggests future loss development will be at higher levels than previously indicated. As a result, the Scenario Three indicated reserve deficiency increased from approximately $480 million in the 2003 year-end reserve review to a deficiency of approximately $650 million in the year-end 2004 review. Furthermore, the year-end 2004 review utilized data evaluated as of June 30, 2004. An update to this data was produced (for all large claims) with claims evaluated as of March 31, 2005, i.e., an additional nine months of data beyond the year-end 2004 reserve study. This update showed that report year losses in the nine months from June 2004 to March 2005 produced additional adverse loss development. In fact, more loss development was observed during these nine months than for the twelve months from the June 2003 through June 2004 period. Thus, both the latest year’s data used in the year-end 2004 actuarial study and the nine months of additional data subsequent to that study indicated the experience was deteriorating beyond what was expected at year-end 2003.

     4. Survival Ratios. AIG’s year-end 2004 survival ratio for asbestos was 5.7 and 5.2 on a gross and a net basis, respectively, prior to the year-end 2004 reserve increase. AIG’s year-end 2004 survival ratio for environmental was 4.8 and 3.8 on a gross and a net basis, respectively, prior to the year-end 2004 reserve increase. These survival ratios indicated AIG’s carried reserves were sufficient to fund four to five years of payments for these claims, assuming payment levels remain stable. Based on the latest two years of actual paid losses, AIG did not expect its losses to decline as quickly as these ratios imply.

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

American International Group, Inc. and Subsidiaries

A summary of reserve activity, including estimates for applicable IBNR, relating to asbestos and environmental claims separately and combined for the three months ended March 31, 2005 and 2004 follows:

	2005		2004

(in millions)	Gross	Net	Gross	Net

Asbestos:
Reserve for losses and loss expenses at beginning of year	$2,559	$1,060	$1,235	$386
Losses and loss expenses incurred*	78	24	49	20
Losses and loss expenses paid*	(91)	(29)	(109)	(38)

Reserve for losses and loss expenses at end of period	$2,546	$1,055	$1,175	$368

Environmental:
Reserve for losses and loss expenses at beginning of year	$974	$451	$789	$283
Losses and loss expenses incurred*	(13)	(3)	–	(10)
Losses and loss expenses paid*	(30)	(16)	(33)	(13)

Reserve for losses and loss expenses at end of period	$931	$432	$756	$260

Combined:
Reserve for losses and loss expenses at beginning of year	$3,533	$1,511	$2,024	$669
Losses and loss expenses incurred*	65	21	49	10
Losses and loss expenses paid*	(121)	(45)	(142)	(51)

Reserve for losses and loss expenses at end of period	$3,477	$1,487	$1,931	$628

*	All amounts pertain to policies underwritten in prior years.

The gross and net IBNR included in the reserve for losses and loss expenses, relating to asbestos and environmental claims separately and combined, at March 31, 2005 and 2004 were estimated as follows:

	2005		2004

(in millions)	Gross	Net	Gross	Net

Asbestos	$1,864	$786	$686	$196
Environmental	554	248	342	81

Combined	$2,418	$1,034	$1,028	$277

A summary of asbestos and environmental claims count activity for the three months ended March 31, 2005 and 2004 was as follows:

	2005			2004

	Asbestos	Environmental	Combined	Asbestos	Environmental	Combined

Claims at beginning of year	7,575	8,216	15,791	7,474	8,852	16,326
Claims during year:
Opened	259	759	1,018	201	967	1,168
Settled	(19)	(52)	(71)	(60)	(50)	(110)
Dismissed or otherwise resolved	(130)	(879)	(1,009)	(229)	(856)	(1,085)

Claims at end of period	7,685	8,044	15,729	7,386	8,913	16,299

     The table below presents AIG’s survival ratios for asbestos and environmental claims at March 31, 2005 and 2004. The survival ratio is derived by dividing the current carried loss reserve by the average payments for the three most recent calendar years for these claims. Therefore, the survival ratio is a simplistic measure estimating the number of years it would be before the current ending loss reserves for these claims would be paid off using recent year average payments. Many factors, such as aggressive settlement procedures, mix of business and level of coverage provided, have a significant effect on the amount of asbestos and environmental reserves and payments and the resultant survival ratio. Thus, caution should be exercised in attempting to determine reserve adequacy for these claims based simply on this survival ratio.

AIG’s survival ratios for asbestos and environmental claims, separately and combined were based upon a three-year average payment. These ratios at March 31, 2005 and 2004 were as follows:

	Gross	Net

2005
Survival ratios:
Asbestos	9.8	12.7
Environmental	6.3	6.7
Combined	8.5	10.1

2004
Survival ratios:
Asbestos	4.4	4.4
Environmental	4.9	4.0
Combined	4.6	4.3

American International Group, Inc. and Subsidiaries

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

Life Insurance & Retirement Services operations presented on a major product basis for the three months ended March 31, 2005 and 2004 were as follows:

(in millions)	2005	2004

GAAP premiums:
Domestic Life:
Life insurance	$512	$430
Home service	204	206
Group life/health	251	268
Payout annuities(a)	397	374

Total	1,364	1,278

Domestic Retirement Services:
Group retirement products	84	76
Individual fixed annuities	20	13
Individual variable annuities	112	100
Individual annuities-runoff(b)	23	20

Total	239	209

Total Domestic	1,603	1,487

Foreign Life:
Life insurance	4,093	3,860
Personal accident & health	1,221	1,029
Group products	517	415

Total	5,831	5,304

Foreign Retirement Services:
Individual fixed annuities	84	85
Individual variable annuities	26	13

Total	110	98

Total Foreign	5,941	5,402

Total GAAP premiums	$7,544	$6,889

Net investment income:
Domestic Life:
Life insurance	$333	$341
Home service	146	151
Group life/health	32	31
Payout annuities	210	199

Total	721	722

Domestic Retirement Services:
Group retirement products	549	542
Individual fixed annuities	827	758
Individual variable annuities	58	55
Individual annuities-runoff(b)	254	276

Total	1,688	1,631

Total Domestic	2,409	2,353

Foreign Life:
Life insurance	1,160	1,004
Personal accident & health	54	42
Group products	131	105
Intercompany adjustments	(8)	(4)

Total	1,337	1,147

Foreign Retirement Services:
Individual fixed annuities	377	199
Individual variable annuities	136	79

Total	513	278

Total Foreign	1,850	1,425

Total net investment income	$4,259	$3,778

Pricing net investment gains(c)	81	78
Realized capital gains (losses)	(64)	(222)

Total realized gains (losses)(c)	17	(144)

Total operating income	$2,223	$1,785

Life insurance in-force(d):
Domestic	$760,104	$772,251
Foreign	1,084,529	1,085,843

Total	$1,844,633	$1,858,094

(a)	Includes structured settlements, single premium immediate annuities and terminal funding annuities.

(b)	Represents runoff annuity business sold through discontinued distribution relationships.

(c)	For purposes of this presentation, pricing net investment gains are segregated as a component of total realized gains (losses). They represent certain amounts of realized capital gains where gains are an inherent element in pricing certain life products in some foreign countries.
(d)	Amounts presented were as at March 31, 2005 and December 31, 2004. The decline in Domestic in-force was due to the non-renewal of a single large group life case of $36 billion. Foreign in-force includes Tata AIG Life Insurance Company, Ltd.

     AIG’s Life Insurance & Retirement Services subsidiaries report their operations through the following operating units: Domestic Life — AIG American General, including American

American International Group, Inc. and Subsidiaries
General Life Insurance Company (AG Life), USLIFE and AGLA; Domestic Retirement Services — VALIC, AIG Annuity and AIG SunAmerica; Foreign Life — ALICO, AIG Edison Life, AIG Star Life, AIA, Nan Shan and Philamlife.

Life Insurance & Retirement Services Results

The increase in operating income in the first three months of 2005 when compared to the same period of 2004 was caused in part by strong growth overseas, and realized capital gains in 2005 rather than the realized capital losses in 2004.

     Life Insurance & Retirement Services GAAP premiums grew in the first three months of 2005 when compared with the same period in 2004. AIG’s Domestic Life operations had continued strong growth in term and universal life sales and good performance from the independent distribution channels. Payout annuities also had strong growth. The domestic group business is below AIG’s growth standards, largely because several accounts where pricing was unacceptable were not renewed and loss experience was higher than anticipated. Restructuring efforts in this business are focused on new product introductions, cross selling and other growth strategies. AGLA, the home service business, is diversifying product offerings, enhancing the capabilities and quality of the sales force and broadening the markets served beyond those historically serviced in an effort to accelerate growth.

     Domestic Retirement Services businesses faced a challenging environment in the first three months of 2005, as deposits declined approximately nine percent compared to the same period in 2004 and operating income for the retirement services businesses remained relatively flat when compared with the first three months of 2004. The sales environment for the first three months of 2005 for individual variable annuities was unfavorably affected by the combination of weak equity market performance and the cumulative effect of more restrictive regulatory compliance procedures imposed by the broker-dealer and bank distributors in recent periods.

     AIG’s domestic fixed annuity business has been affected by a significant flattening of the treasury yield curve over the past several quarters, which has affected sales as yields on competing products, such as bank CDs, approach those available on AIG’s fixed annuities. There are some indications that negative press coverage of AIG has adversely affected surrenders and withdrawals of fixed annuities. In addition, surrenders have increased from prior year levels as annuities sold in 2000 can now be surrendered without charges, and as a result of the competitive interest rate environment. The combination of reduced sales and increased surrenders and withdrawals resulted in net flows 21 percent lower than prior year net flows. AIG expects that net flows will remain lower than in prior years as long as an environment of poor equity market performance and the yield curve remains flat.

     The majority of the growth in Life Insurance & Retirement Services GAAP premiums in Foreign Life operations was attributable to the life insurance, personal accident & health, and group products lines of business. Globally, AIG’s deep and diverse distribution, which includes bancassurance, worksite marketing, direct marketing and strong agency organizations, provides a powerful platform for growth. This growth was most significant in Southeast Asia where AIG maintains significant market share established by its strong agency force, and in Japan, where AIG has benefited from a flight to quality and development of multiple distribution channels. In light of AIG’s recent credit rating downgrades, it is unclear whether this flight to quality will continue to benefit AIG. Also in Japan, AIG Edison Life’s back office operations are being integrated successfully into AIG’s life operations. AIG Star Life is growing first year premiums as a result of new product introductions and an expanded agency force, and is benefiting from more successful conservation of in-force business. The Foreign Retirement Services business continues its strong growth based upon its success in Japan and Korea by expanding its extensive distribution network and leveraging AIG’s product expertise. AIG is introducing annuity products in new markets. In January 2005, AIG Star Life entered into an agreement with the Bank of Tokyo Mitsubishi, one of Japan’s largest banks, to market a multi-currency fixed annuity.

     Foreign Life Insurance & Retirement Services operations produced 78.8 percent and 78.4 percent of Life Insurance & Retirement Services GAAP premiums in the first three months of 2005 and 2004, respectively.

AIG transacts business in most major foreign currencies. The following table summarizes the effect of changes in foreign currency exchange rates on the growth of Life Insurance & Retirement Services GAAP premiums.

2005

Growth in original currency	6.1%
Foreign exchange effect	3.4
Growth as reported in U.S. dollars	9.5%

     Under U.S. GAAP, deposits and certain other consideration received under deferred annuity (variable and fixed) and universal life contracts are not included as GAAP premiums.

     The growth in net investment income in the first three months of 2005 was attributable to both foreign and domestic invested new cash flow for investment. Additionally, net investment income was positively affected by the compounding of previously earned and reinvested net investment income.

     Life Insurance & Retirement Services investment portfolios are managed within the overall objectives of the Life Insurance & Retirement Services operations. AIG subsidiaries invest in certain limited liability companies that invest in synthetic fuel production facilities as a means of generating income tax credits. Net investment income includes operating

American International Group, Inc. and Subsidiaries
losses of approximately $37 million and $30 million, respectively, for the first three months of 2005 and 2004 and income taxes includes tax credits and benefits of approximately $54 million and $40 million, respectively, for the first three months of 2005 and 2004 from these investments.

     The contribution of Life Insurance & Retirement Services operating income to AIG’s consolidated income before income taxes, minority interest and cumulative effect of an accounting change amounted to 40.8 percent in the first three months of 2005, compared to 45.3 percent in the same period of 2004.

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

     AIG’s Foreign Life companies generally limit their maximum underwriting exposure on life insurance of a single life to approximately $1.7 million of coverage and AIG’s Domestic Life companies generally limit their maximum underwriting exposure on life insurance of a single life to $5 million of coverage by using yearly renewable term reinsurance. (See also the discussion under “Liquidity” herein.)

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

     AIG generally obtains letters of credit in order to obtain statutory recognition of these intercompany reinsurance transactions. For this purpose, AIG entered into a $2.5 billion syndicated letter of credit facility in December 2004. Letters of credit totaling $2.17 billion was outstanding as of December 31, 2004, and all $2.5 billion was outstanding as of March 31, 2005. The letter of credit facility has a ten-year term, but the facility can be reduced or terminated by the lenders beginning after seven years.

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

     AIG actively manages the asset-liability relationship in its domestic operations. This relationship is more easily man-

American International Group, Inc. and Subsidiaries
aged through the ample supply of qualified long-term investments.

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

American International Group, Inc. and Subsidiaries

The following tables summarize the composition of AIG’s insurance and asset management invested assets by segment, at March 31, 2005 and December 31, 2004:

		Life
		Insurance &				Percent Distribution
March 31, 2005	General	Retirement	Asset		Percent
(dollars in millions)	Insurance	Services	Management	Total	of Total	Domestic	Foreign

Fixed maturities:
Available for sale, at market value	$43,158	$266,288	$39,604	$349,050	66.4%	59.8%	40.2%
Held to maturity, at amortized cost	21,477	–	–	21,477	4.1	100.0	–
Trading securities, at market value	–	658	2,922	3,580	0.7	0.8	99.2
Equity securities:
Common stocks, at market value	4,211	12,599	266	17,076	3.2	20.3	79.7
Preferred stocks, at market value	1,541	729	–	2,270	0.5	87.9	12.1
Mortgage loans on real estate, policy and collateral loans	22	17,427	5,516	22,965	4.4	65.4	34.6
Short-term investments, including time deposits, and cash	2,431	10,749	10,563	23,743	4.5	48.2	51.8
Real estate	586	3,027	324	3,937	0.7	23.9	76.1
Investment income due and accrued	943	4,209	482	5,634	1.1	57.6	42.4
Securities lending collateral	5,519	37,074	10,100	52,693	10.0	85.1	14.9
Other invested assets	6,542	7,269	9,203	23,014	4.4	87.6	12.4

Total	$86,430	$360,029	$78,980	$525,439	100.0%	63.0%	37.0%

		Life
		Insurance &				Percent Distribution
December 31, 2004	General	Retirement	Asset		Percent
(dollars in millions)	Insurance	Services	Management	Total	of Total	Domestic	Foreign

Fixed maturities:
Available for sale, at market value	$44,376	$259,602	$39,077	$343,055	68.4%	61.2%	38.8%
Held to maturity, at amortized cost	18,294	–	–	18,294	3.6	100.0	–
Trading securities, at market value	–	600	2,384	2,984	0.6	1.2	98.8
Equity securities:
Common stocks, at market value	4,165	11,280	177	15,622	3.1	21.9	78.1
Preferred stocks, at market value	1,466	565	–	2,031	0.4	91.9	8.1
Mortgage loans on real estate, policy and collateral loans	22	16,858	5,093	21,973	4.4	65.6	34.4
Short-term investments, including time deposits, and cash	2,113	5,515	9,679	17,307	3.4	37.1	62.9
Real estate	592	3,007	326	3,925	0.8	22.8	77.2
Investment income due and accrued	1,023	4,041	461	5,525	1.1	57.5	42.5
Securities lending collateral	4,889	35,726	9,357	49,972	10.0	85.3	14.7
Other invested assets	5,604	7,154	8,316	21,074	4.2	86.8	13.2

Total	$82,544	$344,348	$74,870	$501,762	100.0%	63.7%	36.3%

Credit Quality

At March 31, 2005, approximately 62 percent of the fixed maturities investments were domestic securities. Approximately 33 percent of such domestic securities were rated AAA by one or more of the principal rating agencies. Approximately six percent were below investment grade or not rated.

     A significant portion of the foreign fixed income portfolio is rated by Moody’s, S&P or similar foreign services. Similar credit quality rating services are not available in all overseas locations. AIG reviews the credit quality of the foreign portfolio nonrated fixed income investments, including mortgages. At March 31, 2005, approximately 20 percent of the foreign fixed income investments were either rated AAA or, on the basis of AIG’s internal analysis, were equivalent from a credit standpoint to securities so rated. Approximately four percent were below investment grade or not rated at that date. A large portion of the foreign fixed income portfolio are sovereign fixed maturity securities supporting the policy liabilities in the country of issuance.

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

American International Group, Inc. and Subsidiaries
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

     As a result of these policies, AIG recorded impairment losses, net of taxes, of $92 million and $79 million in the first three months of 2005 and 2004, respectively.

     No impairment charge with respect to any one single credit was significant to AIG’s consolidated financial condition or results of operations, and no individual impairment loss exceeded 1.0 percent of consolidated net income for the first three months of 2005.

     Excluding the other-than-temporary impairments noted above, the changes in market value for AIG’s available for sale portfolio, which constitutes the vast majority of AIG’s investments, were recorded in accumulated other comprehensive income as unrealized gains or losses, net of tax.

     At March 31, 2005, the fair value of AIG’s fixed maturities and equity securities aggregated to $395.3 billion. At March 31, 2005, aggregate unrealized gains after taxes for fixed maturity and equity securities were $10.9 billion. At March 31, 2005, the aggregate unrealized losses after taxes of fixed maturity and equity securities were approximately $1.8 billion.

     The effect on net income of unrealized losses after taxes will be further mitigated upon realization, because certain realized losses will be charged to participating policyholder accounts, or realization will result in current decreases in the amortization of certain deferred policy acquisition costs.

At March 31, 2005, unrealized losses for fixed maturity securities and equity securities did not reflect any significant industry concentrations.

The amortized cost of fixed maturities available for sale in an unrealized loss position at March 31, 2005, by contractual maturity, is shown below:

Amortized
(in millions)	Cost

Due in one year or less	$3,075
Due after one year through five years	23,137
Due after five years through ten years	38,423
Due after ten years	43,305

Total	$107,940

     In the three months ended March 31, 2005, the pretax realized losses incurred with respect to the sale of fixed maturities and equity securities were $419 million. The aggregate fair value of securities sold was $13.4 billion, which was approximately 99 percent of amortized cost. The average period of time that securities sold at a loss during the three months ended March 31, 2005 were trading continuously at a price below book value was approximately four months.

American International Group, Inc. and Subsidiaries

At March 31, 2005, aggregate pretax unrealized gains were $16.7 billion, while the pretax unrealized losses with respect to investment grade bonds, below investment grade bonds and equity securities were $2.1 billion, $450 million and $248 million, respectively. Aging of the pretax unrealized losses with respect to these securities, distributed as a percentage of cost relative to unrealized loss (the extent by which the market value is less than amortized cost or cost), including the number of respective items, was as follows:

	Less than or equal to			Greater than 20% to			Greater than
	20% of Cost(a)			50% of Cost(a)			50% of Cost(a)			Total

Aging		Unrealized			Unrealized			Unrealized			Unrealized
(dollars in millions)	Cost(a)	Loss	Items	Cost(a)	Loss	Items	Cost(a)	Loss	Items	Cost(a)	Loss(b)	Items

Investment grade bonds
0-6 months	$71,953	$1,012	7,008	$19	$7	3	$2	$2	8	$71,974	$1,021	7,019
7-12 months	15,887	409	1,563	29	6	36	–	–	2	15,916	415	1,601
>12 months	13,774	659	1,617	85	15	6	6	4	2	13,865	678	1,625

Total	$101,614	$2,080	10,188	$133	$28	45	$8	$6	12	$101,755	$2,114	10,245

Below investment grade bonds
0-6 months	$3,928	$145	943	$193	$58	32	$11	$8	15	$4,132	$211	990
7-12 months	731	48	141	38	10	27	3	2	14	772	60	182
>12 months	961	85	251	310	87	97	10	7	13	1,281	179	361

Total	$5,620	$278	1,335	$541	$155	156	$24	$17	42	$6,185	$450	1,533

Total bonds
0-6 months	$75,881	$1,157	7,951	$212	$65	35	$13	$10	23	$76,106	$1,232	8,009
7-12 months	16,618	457	1,704	67	16	63	3	2	16	16,688	475	1,783
>12 months	14,735	744	1,868	395	102	103	16	11	15	15,146	857	1,986

Total	$107,234	$2,358	11,523	$674	$183	201	$32	$23	54	$107,940	$2,564	11,778

Equity securities
0-6 months	$2,245	$100	826	$126	$31	72	$7	$6	47	$2,378	$137	945
7-12 months	311	19	162	216	88	70	2	2	45	529	109	277
>12 months	23	1	15	3	1	3	–	–	10	26	2	28

Total	$2,579	$120	1,003	$345	$120	145	$9	$8	102	$2,933	$248	1,250

(a)	For bonds, represents amortized cost.
(b)	As more fully described above, upon realization, certain realized losses will be charged to participating policyholder accounts, or realization will result in a current decrease in the amortization of certain deferred policy acquisition costs.

     As stated previously, the valuation for AIG’s investment portfolio comes from market exchanges or dealer quotations, with the exception of nontraded securities. AIG considers nontraded securities to mean certain fixed income investments, certain structured securities, direct private equities, limited partnerships and hedge funds. The aggregate carrying value of these securities at March 31, 2005 was approximately $75 billion.

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

American International Group, Inc. and Subsidiaries
techniques are used with respect to each category in this determination.

Financial Services Operations

AIG’s Financial Services subsidiaries engage in diversified activities including aircraft and equipment leasing, capital market transactions, consumer finance and insurance premium financing. (See also Note 2 of Notes to Financial Statements.)

Aircraft Finance

     AIG’s Aircraft Finance operations represent the operations of International Lease Finance Corporation (ILFC), which generates its revenues primarily from leasing new and used commercial jet aircraft to domestic and foreign airlines. Revenues also result from the remarketing of commercial jets for its own account, for airlines and for financial institutions.

     ILFC finances its purchases of aircraft primarily through the issuance of a variety of debt instruments. The composite borrowing rates at the end of the first three months of 2005 and 2004 were 4.49 percent and 4.34 percent, respectively. (See also the discussions under “Capital Resources” and “Liquidity” herein and Note 2 of Notes to Financial Statements.)

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

     ILFC typically contracts to re-lease aircraft before the end of the existing lease term. For aircraft returned before the end of the lease term, ILFC has generally been able to re-lease such aircraft within two to six months of its return. While some of the lease rates for aircraft that have been redeployed are lower, the effect of these reduced revenues is partially offset by low interest rates, which reduces ILFC’s financing costs. As a lessor, ILFC considers an aircraft “idle” or “off lease” when the aircraft is not subject to a signed lease agreement or signed letter of intent. ILFC had one aircraft off lease at March 31, 2005. (See also the discussions under “Capital Resources” and “Liquidity” herein.)

     ILFC sold a portfolio consisting of 34 aircraft in 2004 to a trust connected to a securitization transaction. Certain of AIG’s Life Insurance & Retirement Services businesses purchased a large share of the securities issued in connection with this securitization, which included both debt and equity securities.

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

Capital Markets

     AIG’s Capital Markets operations represents the integrated operations of AIGFP and AIGTG. As Capital Markets is a transaction-oriented operation, current and past revenues and operating results may not provide a basis for predicting future performance. Also, AIG’s Capital Markets operations may be adversely affected by the downgrades in AIG’s credit ratings. See “Outlook”, for a further discussion of the potential effect of the rating downgrades on AIG’s Capital Markets businesses herein.

     AIG’s Capital Markets operations derive substantially all their revenues from proprietary positions entered in connection with counterparty transactions rather than from speculative transactions. These subsidiaries participate in the derivatives dealer market conducting, primarily as principal, an interest rate, currency, equity, commodity and credit products business.

     As a dealer, AIGFP marks all derivative and trading transactions to fair value daily. Thus, a gain or loss on each transaction is recognized daily. Under GAAP, in certain instances, gains and losses are required to be recorded in earnings immediately, whereas in other instances, they are required to be recognized over the life of the underlying contracts. AIGFP hedges the market risks arising from its transactions. Therefore, revenues and operating income are not significantly exposed to or affected by market fluctuations and volatility, except for the volatility resulting from differences in the timing of the revenue recognition for the positions that do not qualify for hedge accounting under FAS 133 compared with their associated hedges. Revenues of the Capital Markets operations and the percentage change in revenues for any given period are significantly affected by the number and size of transactions entered into by these subsidiaries during that period relative to those entered into during the

American International Group, Inc. and Subsidiaries
prior period. Operating income and the percentage change in operating income for any period are determined by the number, size and profitability of the transactions attributable to that period relative to those attributable to the prior period. Generally, the realization of trading revenues as measured by the receipt of funds is not a significant reporting event as the gain or loss on AIGFP’s trading transactions are currently reflected in operating income as the fair values change from period to period.

     Derivative transactions are entered into in the ordinary course of Capital Markets operations. Therefore, income on interest rate, currency, equity, commodity and credit derivatives along with their related hedges is recorded at fair value, determined by references to the mark to market value of the derivative or their estimated fair value where market prices are not readily available. The resulting aggregate unrealized gains or losses from the derivative is reflected in the income statement in the current year. In the first quarter of 2005, less than five percent of revenues resulted from transactions valued at estimated fair value. The mark to fair value of derivative transactions is reflected in the balance sheet in the captions “Unrealized gain on swaps, options and forward transactions” and “Unrealized loss on swaps, options and forward transactions.” Unrealized gains represent the present value of the aggregate of each net receivable by counterparty, and the unrealized losses represent the present value of the aggregate of each net payable by counterparty as of March 31, 2005. These amounts will change from one period to the next due to changes in interest rates, currency rates, equity and commodity prices and other market variables, as well as cash movements, execution of new transactions and the maturing of existing transactions. (See also the discussion under “Derivatives” herein.)

     Spread income on investments and borrowings is recorded on an accrual basis over the life of the transaction. Investments are classified as securities available for sale and are marked to market with the resulting unrealized gains or losses reflected in accumulated other comprehensive income. U.S. dollar denominated borrowings are carried at cost, while borrowings in any currency other than the U.S. dollar result in unrealized foreign exchange gains or losses reported in income. AIGFP hedges the economic exposure on its investments and borrowings through its derivatives portfolio. The requirements under FAS 133 hedge accounting were not met for certain of these hedge transactions for the period ended March 31, 2005. Thus, these hedges are marked to fair value with the unrealized gains or losses reported in income.

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

Financial Services operations for the three month periods ending March 31, 2005 and 2004 were as follows:

(in millions)	2005	2004

Revenues(a):
Aircraft Finance(b)	$858	$752
Capital Markets(c)(d)	738	317
Consumer Finance(e)	833	693
Other	20	26

Total	$2,449	$1,788

Operating income(a):
Aircraft Finance	$206	$180
Capital Markets(d)	599	167
Consumer Finance	231	183
Other, including intercompany adjustments	7	15

Total	$1,043	$545

(a)	Includes the unrealized gain (loss) attributable to economic hedges not qualifying for hedge accounting treatment under FAS 133, including the related foreign exchange gains and losses. For the first three months of 2005 and 2004, the effect was $15 million and $20 million, respectively, in operating income for Aircraft Finance and $449 million and $37 million in both revenues and operating income for Capital Markets.
(b)	Revenues were primarily from ILFC aircraft lease rentals.
(c)	Revenues, shown net of interest expense, were primarily from hedged proprietary positions entered into in connection with counterparty transactions and the effect of not qualifying for hedge accounting treatment under FAS 133 described in (a) above.
(d)	Certain transactions entered into by AIGFP generate tax credits and benefits which are shown in the income tax line on the consolidated statement of income. The amount of tax credits and benefits for the first three months of March 31, 2005 and 2004 are $19 million, and $35 million, respectively.
(e)	Revenues were primarily finance charges.

Financial Services Results

Financial Services operating income increased in the first three months of 2005 compared to the same period of 2004 due to strong results in all the businesses and the accounting effect of FAS 133. Fluctuations in revenues and operating income from quarter to quarter are not unusual because of the transaction-oriented nature of Capital Markets operations and hedge accounting treatment not being obtained under FAS 133.

     To the extent the Financial Services subsidiaries, other than AIGFP, use derivatives to hedge their assets or liabilities with respect to their future cash flows, and such hedges do not qualify for hedge accounting treatment under FAS 133, the changes in fair value of such derivatives are recorded in realized capital gains (losses) or other revenues.

American International Group, Inc. and Subsidiaries

     Financial market conditions in the first three months of 2005 compared with the same period of 2004 were characterized by interest rates which were broadly unchanged across fixed income markets globally, some widening of credit spreads, and higher equity valuations. Capital Markets’ results in 2005 compared with 2004 reflected a shift in product segment activity to respond to these conditions.

     The most significant component of Capital Markets operating expenses is compensation, which was approximately $111 million and $114 million in the first three months of 2005 and 2004, respectively. The amount of compensation was not affected by unrealized gains or losses attributable to economic hedges, including the related foreign exchange gains and losses not qualifying for hedge accounting treatment under FAS 133.

     With respect to ILFC, the revenue growth in the first three months of 2005 compared to the same period of 2004 resulted primarily from the increase in flight equipment under operating lease, and the increase in the relative value of the leased fleet. ILFC continued to see net improvements in lease rates and an increasing level of interest from traditional buyers, third-party investors and debt providers for the purchase of aircraft from ILFC’s extensive lease portfolio. Thus, the outlook for the remainder of 2005 is positive.

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

     The increase in Consumer Finance revenues in 2005 was the result of growth in average finance receivables. Credit quality of those receivables continues to be strong. Foreign Consumer Finance operations performed well as the operations in Poland continued its strong growth and the Hong Kong credit card business benefited from the strengthening local economy resulting in less need for loan loss provisions. Further, the continuing low interest rate and charge-off environment led to an improvement in the operating income in 2005 over 2004.

     Financial Services operating income represented 19.2 percent of AIG’s consolidated income before income taxes, minority interest and cumulative effect of accounting changes in the first quarter of 2005. This compares to 13.8 percent in the first quarter of 2004. The increase in contribution percentage in 2005 was due to the effect of hedge accounting treatment under FAS 133.

Financial Services Invested Assets

The following table is a summary of the composition of AIG’s Financial Services invested assets at March 31, 2005 and December 31, 2004. (See also the discussions under “Operating Review: Financial Services Operations,” “Capital Resources” and “Derivatives” herein.)

	2005		2004

	Invested	Percent of	Invested	Percent of
(dollars in millions)	Assets	Total	Assets	Total

Flight equipment primarily under operating leases, net of accumulated depreciation	$34,550	23.0%	$32,705	22.4%
Finance receivables, net of allowance	24,929	16.6	23,574	16.2
Unrealized gain on swaps, options and forward transactions	20,149	13.4	22,670	15.5
Securities available for sale, at market value	29,332	19.6	30,448	20.9
Trading securities, at market value	3,485	2.3	3,142	2.1
Securities purchased under agreements to resell, at contract value	32,570	21.7	26,272	18.0
Trading assets	1,372	0.9	3,331	2.3
Spot commodities, at market value	98	0.1	95	0.1
Other, including short-term investments	3,481	2.4	3,625	2.5

Total	$149,966	100.0%	$145,862	100.0%

     As previously discussed, the cash used for the purchase of flight equipment is derived primarily from the proceeds of ILFC’s debt financings. The primary sources for the repayment of this debt and the interest expense thereon are the cash flow from operations, proceeds from the sale of flight equipment and the rollover and refinancing of the prior debt. During the first three months of 2005, ILFC acquired flight equipment costing $2.22 billion. (See also the discussion under “Operating Review: Financial Services Operations” and “Capital Resources” herein.)

     AIG’s Consumer Finance operations provide a wide variety of consumer finance products both domestically and over-

American International Group, Inc. and Subsidiaries
seas. Such products include real estate mortgages, consumer loans, and retail sales finance. These products are funded through deposits and various borrowings including commercial paper and medium term notes. AIG’s Consumer Finance operations are exposed to credit risk and risk of loss resulting from adverse fluctuations in interest rates. Over half of the loan balance is related to real estate loans which are substantially collateralized by the related properties.

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

     AIGFP uses the proceeds from the issuance of notes and bonds and GIA borrowings to invest in a diversified portfolio of securities, including securities available for sale, at market, and derivative transactions. The funds may also be temporarily invested in securities purchased under agreements to resell. The proceeds from the disposal of the aforementioned securities available for sale and securities purchased under agreements to resell have been used to fund the maturing GIAs or other AIGFP financings, or invest in new assets. (See also the discussion under “Capital Resources” herein.)

     Securities available for sale is predominantly a portfolio of fixed income securities, where the individual securities have varying degrees of credit risk. At March 31, 2005, the average credit rating of this portfolio was AA+ or the equivalent thereto as determined through rating agencies or internal review. AIGFP has also entered into credit derivative transactions to hedge its credit risk associated with $149 million of these securities. There have been no significant downgrades through March 31, 2005.

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

The gross unrealized gains and gross unrealized losses of Capital Markets included in the financial services assets and liabilities at March 31, 2005 were as follows:

	Gross	Gross
	Unrealized	Unrealized
(in millions)	Gains	Losses

Securities available for sale, at market value	$1,046	$454
Unrealized gain/ loss on swaps, options and forward transactions*	20,149	14,751

*	These amounts are also presented as the respective balance sheet amounts.

American International Group, Inc. and Subsidiaries

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

     At March 31, 2005, AIGFP held a large portfolio of privately negotiated financing transactions with institutional counterparties in the United Kingdom. Certain provisions in the UK Finance Bill that was published by the House of Commons on March 22, 2005 have caused AIGFP’s counterparties to exercise rights to unwind these transactions early. Although the unwinding of these transactions will not cause AIGFP to suffer any losses, the unwinds do mean that AIGFP will not realize spread income in the future that AIGFP expects it would have realized had the transactions remained outstanding. The aggregate reduction in 2005 operating income attributable to such foregone future accrual earnings is currently expected to be approximately $75 million.

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

Asset Management revenues and operating income for the three months ended March 31, 2005 and 2004 were as follows:

(in millions)	2005	2004

Revenues:
Guaranteed investment contracts	$896	$730
Institutional Asset Management(a)	317	183
Brokerage Services and Mutual Funds	63	61
Other	99	58

Total	$1,375	$1,032

Operating income:
Guaranteed investment contracts	$257	$223
Institutional Asset Management(a)(b)	159	55
Brokerage Services and Mutual Funds	13	20
Other	97	55

Total	$526	$353

(a)	Includes AIG Global Investment Group and certain smaller asset management operations.
(b)	Includes the results of certain AIG managed private equity and real estate funds that are consolidated effective December 31, 2003 pursuant to FIN46R, “Consolidation of Variable Interest Entities”. For the first three months of 2005 and 2004, operating income includes $75 million and $4 million of third-party limited partner earnings offset in Minority interest expense.

Asset Management Results

Asset Management operating income increased in the first three months of 2005 compared to the same period of 2004 as a result of a strong global product portfolio. The operating income growth results from fees related to the management of mutual funds and various investment portfolios that are in great part contingent upon the growth in the equity markets and customer interest in equity sensitive products. Thus, as equity markets expand and contract, the appetite for listed and private equity investment changes. The revenues and operating income with respect to this segment are similarly affected. GICs are sold domestically and abroad to both institutions and individuals. These products are written on an opportunistic basis when market conditions are favorable. GIC revenues include income from SunAmerica partnerships supporting the GIC line of business and are significantly affected by performance in the equity markets. Thus, revenues, operating income and cash flow attributable to GICs will vary from one reporting period to the next. Growth in GIC operating income compared to the first quarter of 2004 reflects improved partnership returns and increased assets under management, partially offset by spread compression on the core GIC portfolio. Spread compression has occurred as the base portfolio yield declined due to declining interest rates and the effect of recognizing capital gains in prior periods, and also due to an increase in the cost of funds in the short-term floating rate portion of the GIC portfolio only partially offset by increased investment income from the floating rate assets backing the portfolio. AIG expects to launch a matched investment program utilizing issuances of AIG debt securities,

American International Group, Inc. and Subsidiaries
which will become AIG’s principal spread-based investment activity. In light of recent developments, the timing of the launch of this program is unclear. Because AIG’s credit spreads in the capital markets have widened following the ratings declines, there may be a reduction in the earnings on new business in AIG’s institutional spread based funding business.

     Asset Management operating income represented 9.7 percent of AIG’s consolidated income before income taxes, minority interest and cumulative effect of an accounting change in the first three months of 2005. This compares to 9.0 percent in the same period of 2004.

     At March 31, 2005, AIG’s third party assets under management, including both retail mutual funds and institutional accounts, exceeded $55 billion and the aggregate GIC reserve was $56.0 billion.

Other Operations

Other income (deductions)-net includes AIG’s equity in certain partially owned companies, the cash distributions on the liabilities connected to trust preferred stock, as well as the income and expenses of the parent holding company and other miscellaneous income and expenses. Other income (deductions)-net amounted to $(25) million and $(259) million in the first three months of 2005 and 2004, respectively.

Capital Resources

At March 31, 2005, AIG had total consolidated shareholders’ equity of $82.68 billion and total consolidated borrowings of $104.78 billion. At that date, $95.26 billion of such borrowings were either not guaranteed by AIG or were AIGFP’s matched borrowings under obligations of guaranteed investment agreements (GIAs), liabilities connected to trust preferred stock, or matched notes and bonds payable.

Borrowings

At March 31, 2005, AIG’s net borrowings were $9.51 billion after reflecting amounts that were matched borrowings under AIGFP’s obligations of GIAs, matched notes and bonds payable, amounts not guaranteed by AIG and liabilities connected to trust preferred stock. The following table summarizes borrowings outstanding at March 31, 2005 and December 31, 2004:

(in millions)	2005	2004

AIG’s net borrowings	$9,512	$8,498
Liabilities connected to trust preferred stock	1,489	1,489
AIGFP
GIAs	22,691	18,919
Matched notes and bonds payable	23,089	20,624
Borrowings not guaranteed by AIG	47,994	45,733

Total	$104,775	$95,263

Borrowings issued or guaranteed by AIG and those borrowings not guaranteed by AIG at March 31, 2005 and December 31, 2004 were as follows:

(in millions)	2005	2004

AIG borrowings:
Medium term notes	$667	$667
Notes and bonds payable	2,983	2,980
Loans and mortgages payable	316	349

Total	3,966	3,996

Borrowings guaranteed by AIG:
AIGFP
GIAs	22,691	18,919
Notes and bonds payable	24,060	21,062

Total	46,751	39,981

AIG Funding, Inc. commercial paper	3,479	2,969

AGC Notes and bonds payable	1,096	1,095

Liabilities connected to trust preferred stock	1,489	1,489

Total borrowings issued or guaranteed by AIG	56,781	49,530

Borrowings not guaranteed by AIG:
ILFC
Commercial paper	4,448	2,670
Medium term notes	5,503	5,972
Notes and bonds payable(a)	15,716	15,734
Loans and mortgages payable(b)	20	40

Total	25,687	24,416

AGF
Commercial paper	3,695	3,686
Medium term notes	14,818	13,709
Notes and bonds payable	1,540	1,585

Total	20,053	18,980

Commercial paper:
AIG Credit Card Company (Taiwan)	329	359
AIG Finance (Taiwan) Limited	5	9

Total	334	368

Loans and mortgages payable:
AIGCFG	647	792
AIG Finance (Hong Kong) Limited	103	49

Total	750	841

Other Subsidiaries	821	829

Variable Interest Entity debt:
AIG Global Real Estate Investment	7	8
AIG Capital Partners	165	165
AIG SunAmerica	177	126

Total	349	299

Total borrowings not guaranteed by AIG	47,994	45,733

Total Debt	$104,775	$95,263

(a)	Includes borrowings under Export Credit Facility of $2.1 billion and $1.7 billion, at March 31, 2005 and December 31, 2004, respectively.
(b)	Capital lease obligations.

     For a description of the effects on AIG’s capital resources, including the cost of borrowing, of recent downgrades and rating actions by the major rating agencies, see the discussion under “Outlook” herein.

     During the first three months of 2005, AIG did not issue any medium term notes. AIG intends to continue its customary practice of issuing debt securities from time to time to

American International Group, Inc. and Subsidiaries
meet its financing needs and those of certain of its subsidiaries for general corporate purposes, as well as to initiate a matched investment program.

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

     AIGFP has established a Euro Medium Term Note Program under which an aggregate principal amount of up to $5.0 billion of notes may be outstanding. The Program provides that additional notes may be issued to replace matured or redeemed notes. As of March 31, 2005, $8.25 billion of notes had been issued under the program, $4.94 billion of which were outstanding including $124 million resulting from foreign exchange translation into U.S. dollars. Notes issued under this program are included in Notes and Bonds Payable in the preceding table of borrowings.

     AIG Funding, Inc. (AIG Funding), through the issuance of commercial paper, helps fulfill the short-term cash requirements of AIG and its subsidiaries. AIG Funding intends to continue to meet AIG’s funding requirements through the issuance of commercial paper guaranteed by AIG. The issuance of AIG Funding’s commercial paper is subject to the approval of AIG’s Board of Directors.

     AIG and AIG Funding are parties to unsecured syndicated revolving credit facilities aggregating $2.75 billion, consisting of $1.375 billion in a 364-day revolving credit facility that expires in July of 2005 and $1.375 billion in a five-year revolving credit facility that expires in July of 2007. The 364-day facility allows for the conversion by AIG of any outstanding loans at expiration into one-year term loans. The facilities can be used for general corporate purposes and also to provide backup for AIG’s commercial paper programs administered by AIG Funding. AIG expects to replace or extend these credit facilities on or prior to their expiration. There are currently no borrowings outstanding under these facilities, nor were any borrowings outstanding as of March 31, 2005.

     AIG obtained waivers from the lenders under these revolving credit facilities providing for the extension of the delivery date of AIG’s consolidated financial statements for the first quarter of 2005 through June 30, 2005.

     AIG is also a party to an unsecured inter-company revolving credit facility provided by certain of its subsidiaries aggregating $2 billion that expires in October of 2005. The facility allows for the conversion of any outstanding loans at expiration into one-year term loans. The facility can be used for general corporate purposes and also to provide backup for AIG’s commercial paper programs. AIG expects to replace or extend this credit facility on or prior to its expiration. There are currently no borrowings outstanding under the inter-company facility, nor were any borrowings outstanding as of March 31, 2005.

     As of November 2001, AIG guaranteed the notes and bonds of AGC.

     Preferred stock issued by an AGC subsidiary, American General Capital I, with a liquidation value of $200 million was redeemed for cash on September 8, 2004. AGC redeemed the related Junior Subordinated Debentures at that time, extinguishing the liabilities connected to the trust preferred stock.

     ILFC fulfills its short term cash requirements through the issuance of commercial paper. The issuance of commercial paper is subject to the approval of ILFC’s Board of Directors and is not guaranteed by AIG. ILFC is a party to unsecured syndicated revolving credit facilities aggregating $6.0 billion at March 31, 2005. The facilities can be used for general corporate purposes and also to provide backup for ILFC’s commercial paper program and consist of $4.0 billion in a 364-day revolving credit facility that expires in October 2005, with a one-year term out option, and $2.0 billion in a five-year revolving credit facility that expires in October 2009. ILFC expects to replace or extend these credit facilities on or prior to their expiration. There are currently no borrowings under these facilities, nor were any borrowings outstanding as of March 31, 2005.

     At March 31, 2005, ILFC had increased the aggregate principal amount outstanding of its medium term and long-term notes. The foreign exchange adjustment for the foreign currency denominated debt was $933 million at March 31, 2005 and $1.2 billion at December 31, 2004. ILFC had $13.13 billion of debt securities registered for public sale at March 31, 2005. As of March 31, 2005, $6.11 billion of debt securities were issued. In addition, ILFC has a Euro Medium Term Note Program for $7.0 billion, under which $4.48 billion in notes were sold through March 31, 2005. ILFC has substantially eliminated the currency exposure arising from foreign currency denominated notes by either hedging the notes through swaps or through the offset provided by operating lease payments in Euros. Notes issued under this program are included in Notes and Bonds Payable in the preceding table of borrowings.

American International Group, Inc. and Subsidiaries

     ILFC had a $4.3 billion Export Credit Facility for use in connection with the purchase of approximately 75 aircraft delivered through 2001. This facility was guaranteed by various European Export Credit Agencies. The interest rate varies from 5.75 percent to 5.90 percent on these amortizing ten-year borrowings depending on the delivery date of the aircraft. At March 31, 2005, ILFC had $1.5 billion outstanding under this facility. The debt is collateralized by a pledge of the shares of a subsidiary of ILFC, which holds title to the aircraft financed under the facility. In May 2004, ILFC entered into a similarly structured Export Credit Facility (ECA) for up to a maximum of $2.64 billion for Airbus aircraft to be delivered in 2004 and 2005. The facility becomes available as the various European Export Credit Agencies provide their guarantees for aircraft based on a six-month forward-looking calendar, and the interest rate is determined through a bid process. At March 31, 2005, ILFC has $604 million outstanding under this facility. Borrowings with respect to these facilities are included in Notes and Bonds Payable in the preceding table of borrowings.

     In August 2004, ILFC received a commitment for an Ex-Im Bank comprehensive guarantee in the amount of $1.68 billion to support the financing of up to 30 new Boeing aircraft. The delivery period initially extends from September 1, 2004 through August 31, 2005, but may be extended to August 31, 2006. ILFC did not have any borrowings outstanding under this facility at March 31, 2005. During 2003, ILFC entered into various bank financings for a total funded amount of $1.3 billion. The financings mature through 2009. One tranche of one of the loans totaling $410 million was funded in Japanese yen and swapped to U.S. dollars.

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

     AGF fulfills its short term cash requirements through the issuance of commercial paper. The issuance of commercial paper is subject to the approval of AGF’s Board of Directors and is not guaranteed by AIG. AGF is a party to unsecured syndicated revolving credit facilities aggregating $3.25 billion, consisting of $1.75 billion in a 364-day revolving credit facility that expires in July of 2005 and $1.5 billion in a five-year revolving credit facility that expires in July of 2007. The 364-day facility allows for the conversion by AGF of any outstanding loans at expiration into one-year term loans. The facilities can be used for general corporate purposes and also to provide backup for AGF’s commercial paper programs. AGF expects to replace or extend these credit facilities on or prior to their expiration. There are currently no borrowings under these AGF facilities, nor were any borrowings outstanding as of March 31, 2005.

     AGF is also party to several bilateral credit agreements aggregating $260 million at March 31, 2005. The terms and conditions of these agreements are identical to AGF’s 364-day revolving credit facility.

     During the first three months of 2005, AGF issued $1.77 billion fixed rate and variable rates medium term notes ranging in maturities from two to five years. As of March 31, 2005, notes aggregating $14.82 billion were outstanding with maturity dates ranging from 2005 to 2014 at interest rates ranging from 1.25 percent to 7.50 percent. To the extent deemed appropriate, AGF may enter into swap transactions to manage its effective borrowing with respect to these notes.

     In addition, AGF issued $2.86 billion of long-term funding in 2004 from sources including Euro-denominated and Sterling-denominated transactions totaling the equivalent of $1.82 billion. Other funding sources included private placement debt, retail note issuances and bank financings.

     AIG Credit Company (Taiwan) — (AIGCCC-Taiwan) and AIG Finance (Taiwan) Limited — (AIGF-Taiwan), both consumer finance subsidiaries in Taiwan, have issued commercial paper for the funding of their own operations. At March 31, 2005, AIG did not guarantee the commercial paper of any of its subsidiaries other than AIG Funding. (See also the discussion under “Derivatives” herein).

American International Group, Inc. and Subsidiaries

Contractual Obligations and Other Commercial Commitments

The maturity schedule of AIG’s contractual obligations at March 31, 2005 was as follows:

(in millions)

		Payments due by Period

		Less	One	Four
		Than	Through	Through	After
	Total	One	Three	Five	Five
	Payments	Year	Years	Years	Years

Borrowings(a)	$92,470	$33,595	$19,287	$16,392	$23,196
Loss Reserves(b)	64,061	17,617	19,538	9,289	17,617
Insurance and investment contract liabilities(c)	55,682	11,709	15,692	14,538	13,743
Aircraft purchase commitments	19,552	3,804	10,132	5,249	367

Total	$231,765	$66,725	$64,649	$45,468	$54,923

(a)	Excludes commercial paper and obligations included as debt pursuant to FIN 46R and includes ILFC’s capital lease obligations.
(b)	Represents future loss and loss adjustment expense payments estimated based on historical loss development payment patterns.
(c)	Insurance and investment contract liabilities include various investment-type products with contractually scheduled maturities including periodic payments of a term certain nature and guaranteed maturities under guaranteed investment contracts. Items excluded from the table include (i) liabilities for future policy benefits of approximately $108 billion, and (ii) policyholder contract deposits of approximately $173 billion. Amounts excluded from the table are generally comprised of policies or contracts where (i) AIG is currently not making payments until the occurrence of an insurable event, such as death or disability, (ii) payments are conditional on survivorship, or (iii) the occurrence of a payment due to a surrender or other non-scheduled event out of AIG’s control. The determination of these liability amounts and timing of payment are not reasonably fixed and determinable. Significant uncertainties relating to these liabilities include mortality, morbidity, expenses, persistency, investment returns, inflation, and future policyholder elections as to benefits.

The maturity schedule of AIG’s other commercial commitments by segment at March 31, 2005 was as follows:

(in millions)

		Amount of Commitment Expiration

		Less	One	Four
	Total	Than	Through	Through	After
	Amounts	One	Three	Five	Five
	Committed	Year	Years	Years	Years

Letters of credit:
Life Insurance & Retirement Services	$185	$91	$1	$–	$93
DBG	199	105	94	–	–
Standby letters of credit:
Capital Markets	1,556	4	39	31	1,482
Guarantees:
Life Insurance & Retirement Services(a)	2,617	225	413	–	1,979
Asset Management	119	62	57	–	–
Other commercial commitments(b):
Capital Markets(c)	16,403	557	2,057	2,750	11,039
Aircraft Finance(d)	689	23	362	–	304
Life Insurance & Retirement Services(e)	2,392	437	821	319	815
Asset Management	495	340	155	–	–
DBG(f)	1,380	–	–	–	1,380

Total	$26,035	$1,844	$3,999	$3,100	$17,092

(a)	Primarily AIG SunAmerica construction guarantees connected to affordable housing investments.
(b)	Excludes commitments with respect to pension plans. AIG expects to contribute approximately $132 million to its U.S. and non-U.S. pension plans in 2005.
(c)	Primarily liquidity facilities provided in connection with certain municipal swap transactions and collateralized bond obligations.
(d)	Primarily in connection with options to acquire aircraft.
(e)	Primarily AIG SunAmerica commitments to invest in partnerships.

(f)	Primarily commitments to invest in limited partnerships.

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

American International Group, Inc. and Subsidiaries

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

Shareholders’ Equity

AIG’s consolidated shareholders’ equity increased $2.08 billion during the first three months of 2005. During the first three months of 2005, retained earnings increased $3.36 billion, resulting from net income less dividends. Unrealized appreciation of investments, net of taxes decreased $1.27 billion and the cumulative translation adjustment loss, net of taxes, increased $99 million. During the first three months of 2005, there was a gain of $179 million, net of taxes, relating to derivative contracts designated as cash flow hedging instruments. (See also the discussion under “Operating Review” and “Liquidity” herein and the Consolidated Statement of Comprehensive Income.)

     AIG has in the past reinvested most of its unrestricted earnings in its operations and believes such continued reinvestment in the future will be adequate to meet any foreseeable capital needs. However, AIG may choose from time to time to raise additional funds through the issuance of additional securities.

Stock Purchase

During the period January 1, 2005 through March 31, 2005, AIG purchased in the open market 2,477,100 shares of its common stock. AIG from time to time may buy shares of its common stock in the open market for general corporate purposes, including to satisfy its obligations under various employee benefit plans. At March 31, 2005, an additional 36,542,700 shares could be purchased under the then current authorization by AIG’s Board of Directors.

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

Regulation and Supervision

AIG’s insurance subsidiaries, in common with other insurers, are subject to regulation and supervision by the states and jurisdictions in which they do business. In the U.S. the National Association of Insurance Commissioners (NAIC) has developed Risk-Based Capital (RBC) requirements. RBC relates an individual insurance company’s statutory surplus to the risk inherent in its overall operations. At March 31, 2005, the risk-based adjusted surplus of each of AIG’s Domestic General companies and of each of AIG’s Domestic Life companies exceeded each of their RBC standards. As discussed above, various regulators have commenced investigations into certain insurance business practices, including with respect to AIG. While such investigations are in their early stages, it is possible that they may result in additional regulation of the insurance industry and specific action with respect to AIG and AIG cannot predict the ultimate effect that such additional regulation might have on its business. Federal, state or local legislation may affect AIG’s ability to operate and expand its various financial services businesses and changes in the current laws, regulations or interpretations thereof may have a material adverse effect on these businesses.

     AIG’s U.S. operations are negatively affected under guarantee fund assessment laws which exist in most states. As a result of operating in a state which has guarantee fund assessment laws, a solvent insurance company may be assessed for certain obligations arising from the insolvencies of other insurance companies which operated in that state. AIG generally records these assessments upon notice. Additionally, certain states permit at least a portion of the assessed amount to be used as a credit against a company’s future premium tax

American International Group, Inc. and Subsidiaries
liabilities. Therefore, the ultimate net assessment cannot reasonably be estimated. The guarantee fund assessments net of credits for 2004 were $118 million.

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

Liquidity

AIG’s liquidity is primarily derived from the operating cash flows of its General and Life Insurance & Retirement Services operations. Management believes that AIG’s liquid assets, its net cash provided by operations, and access to short-term funding through commercial paper and bank credit facilities will enable it to meet any anticipated cash requirements.

     At March 31, 2005, AIG’s consolidated invested assets included $24.38 billion of cash and short-term investments. Consolidated net cash provided from operating activities in the first three months of 2005 amounted to $654 million. The $654 million in consolidated net cash provided by operating activities is net of approximately $8 billion used by AIGFP to purchase securities purchased under agreements to resell and to repurchase securities sold under agreements to repurchase in the ordinary course of AIGFP’s business. This operating activity was funded in part by proceeds from security sales under similar repurchase and reverse repurchase agreements, but primarily by AIGFP’s financing activities, specifically proceeds from guaranteed investment agreements and notes, bonds, loans and mortgages payable. To date, approximately half of the $8 billion was subsequently invested in securities available for sale.

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

American International Group, Inc. and Subsidiaries

     In addition to the combined insurance pretax operating cash flow, AIG’s insurance operations held $13.18 billion in cash and short-term investments at March 31, 2005. Operating cash flow and the cash and short-term balances held provided AIG’s insurance operations with a significant amount of liquidity.

     This liquidity is available, among other things, to purchase predominately high quality and diversified fixed income securities and, to a lesser extent, marketable equity securities, and to provide mortgage loans on real estate, policy loans and collateral loans. This cash flow coupled with proceeds of approximately $36 billion from the maturities, sales and redemptions of fixed income securities and from the sale of equity securities was used to purchase approximately $49 billion of fixed income securities and marketable equity securities during the first three months of 2005.

     AIG’s major Financial Services operating subsidiaries consist of AIGFP, ILFC, AGF and AIGCFG. Sources of funds considered in meeting the liquidity needs of AIGFP’s operations include execution of guaranteed investment agreements, issuance of long-term and short-term debt, proceeds from maturities and sales of securities available for sale, securities sold under repurchase agreements, and securities and spot commodities sold but not yet purchased. ILFC, AGF and AIGCFG all utilize the commercial paper markets, bank loans and bank credit facilities as sources of liquidity. ILFC and AGF also fund in the domestic and international capital markets without reliance on any guarantee from AIG. An additional source of liquidity for ILFC is the use of export credit facilities. AIGCFG also uses wholesale and retail bank deposits as sources of funds. On occasion, AIG has provided equity capital to ILFC, AGF and AIGCFG and provides intercompany loans to AIGCFG. Cash flow provided from operations is a major source of liquidity for AIG’s primary Financial Services operating subsidiaries.

     AIG, the parent company, funds its short-term working capital needs through commercial paper issued by AIG Funding. As of March 31, 2005, AIG Funding had $3.48 billion of commercial paper outstanding with an average maturity of 26 days. As additional liquidity, AIG parent has a $2 billion inter-company revolving credit facility provided by certain of its subsidiaries, a $1.375 billion 364-day revolving bank credit facility that expires in July 2005 and a $1.375 billion five year revolving bank credit facility that expires in July 2007. AIG parent’s primary sources of cash flow are dividends and loans from its subsidiaries. AIG parent’s primary uses of cash flow are for debt service and the payment of dividends to shareholders. As of March 31, 2005, including debt obligations of AGC that are guaranteed by AIG, remaining debt maturities due in 2005 are $300 million, $55 million and $500 million for the second, third and fourth quarters, respectively. See also Note 9 of Notes to Consolidated Financial Statements in AIG’s 2004 Form 10-K for additional information on debt maturities for AIG and its subsidiaries.

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

     AIG has restrictive guidelines with respect to the formation of and investment in SPVs and off balance sheet arrangements. In particular, AIG has expanded the responsibility of its Complex Structured Financial Transaction Committee (CSFT) to include the review of any transaction that could enable a third party to achieve an accounting or financial reporting result that is not in conformity with applicable GAAP or subject AIG to heightened legal, reputational, regulatory or other risk. See “Management’s Report on Internal Control Over Financial Reporting” in Item 9A of Part II included in AIG’s 2004 Form 10-K for a further discussion of the CSFT.

     For additional information related to AIG’s activities with respect to VIEs and certain guarantees see “Recent Accounting Standards” herein and also Note 8 of Notes to Financial Statements. Also, for additional disclosure regarding AIG’s commercial commitments (including guarantors), see “Contractual Obligations and Other Commercial Commitments” herein.

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

American International Group, Inc. and Subsidiaries
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

     FAS 133 requires that third-party derivatives used for hedging must be specifically matched with the underlying exposures to an outside third party and documented contemporaneously to qualify for hedge accounting treatment. In many cases, AIG did not meet these hedging requirements with respect to certain hedging transactions. Not meeting the requirements of FAS 133 does not result in any changes in AIG’s liquidity or its overall financial condition even though inter-period volatility of earnings increased.

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

     AIG calculated the VaR with respect to the net fair value of each of AIG’s insurance segments as of March 31, 2005 and December 31, 2004. The VaR number represents the maximum potential loss that could be incurred with a 95 percent confidence (i.e., only 5 percent of historical scenarios show losses greater than the VaR figure) within a one-month holding period. AIG uses the historical simulation methodology that entails repricing all assets and liabilities under explicit changes in market rates within a specific historical time period. AIG uses the most recent three years of historical market information for interest rates, foreign exchange rates, and equity index prices. For each scenario, each transaction was repriced. Portfolio, business unit and finally AIG-wide scenario values are then calculated by netting the values of all the underlying assets and liabilities.

American International Group, Inc. and Subsidiaries

The following table presents the VaR on a combined basis and of each component of market risk for each of AIG’s insurance segments as of March 31, 2005 and December 31, 2004. Due to diversification effects, the combined VaR is always smaller than the sum of its components.

			Life Insurance &
			Retirement
	General Insurance		Services

(in millions)	2005	2004	2005	2004

Market risk:
Combined	$1,672	$1,396	$4,626	$5,024
Interest rate	1,931	1,563	4,442	4,750
Currency	121	139	534	478
Equity	671	727	1,015	1,024

The following table presents the average, high and low VaRs on a combined basis and of each component of market risk for each of AIG’s insurance segments as of March 31, 2005 and December 31, 2004. Due to diversification effects, the combined VaR is always smaller than the sum of its components.

	2005			2004

(in millions)	Average	High	Low	Average	High	Low

General Insurance:
Market risk:
Combined	$1,534	$1,672	$1,396	$1,299	$1,497	$1,100
Interest rate	1,747	1,931	1,563	1,407	1,591	1,173
Currency	130	139	121	111	139	88
Equity	699	727	671	744	797	688
Life Insurance & Retirement Services:
Market risk:
Combined	$4,825	$5,024	$4,626	$4,021	$5,024	$3,075
Interest rate	4,596	4,750	4,442	3,831	4,750	2,967
Currency	506	534	478	326	478	257
Equity	1,019	1,024	1,015	884	1,024	758

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

     ILFC is exposed to market risk and the risk of loss of fair value and possible liquidity strain resulting from adverse fluctuations in interest rates. As of March 31, 2005 and December 31, 2004, AIG statistically measured the loss of fair value through the application of a VaR model. In this analysis, the net fair value of Aircraft Finance operations was determined using the financial instrument assets which included the tax adjusted future flight equipment lease revenue, and the financial instrument liabilities which included the future servicing of the current debt. The estimated effect of the current derivative positions was also taken into account.

     AIG calculated the VaR with respect to the net fair value of Aircraft Finance operations using the historical simulation methodology, as previously described. As of March 31, 2005 and December 31, 2004, the average VaR with respect to the net fair value of Aircraft Finance operations was approximately $76 million and $70 million, respectively.

     Capital Markets operations are exposed to market risk due to changes in the level and volatility of interest rates, foreign currency exchange rates, equity prices and commodity prices. AIGFP hedges its exposure to these risks primarily through swaps, options, forwards and futures. To economically hedge interest rate risks, AIGFP may also purchase U.S. and foreign government obligations.

     AIGFP does not seek to manage the market risk of each transaction through an individual third party offsetting transaction. Rather, AIGFP takes a portfolio approach to the management of its market risk exposures. AIGFP values the predominant portion of its market-sensitive transactions by marking them to market currently through income. A smaller

American International Group, Inc. and Subsidiaries
portion is priced by estimated fair value based upon a conservative extrapolation of market factors. There is another limited portion of transactions where the initial fair value is not recorded through income currently and gains or losses are accrued over the life of the transactions. These valuations represent an assessment of the present values of expected future cash flows and may include reserves for such risks as are deemed appropriate by AIGFP and AIG management.

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

     AIGFP attempts to secure reliable and independent current market prices, such as published exchange prices, external subscription services such as from Bloomberg or Reuters or third-party broker quotes for use in this model. When such prices are not available, AIGFP use an internal methodology which includes extrapolation from observable and verifiable prices nearest to the dates of the transactions. Historically, actual results have not materially deviated from these models.

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

     In the calculation of VaR for Capital Markets operations, AIG uses the same historical simulation methodology, described under Insurance above, which entails repricing all assets and liabilities under explicit changes in market rates within a specific historical time period. AIGFP has recently enhanced its library of factors by including implied option volatilities to construct the historical scenarios for simulation

The following table presents the VaR on a combined basis and of each component of Capital Markets risk as of March 31, 2005 and December 31, 2004. Due to diversification effects, the combined VaR is always smaller than the sum of its components.

(in millions)	2005	2004

Combined	$15	$17
Interest rate	11	11
Currency	3	4
Equity	5	16
Commodity	8	7

The following table presents the average, high and low VaRs on a combined basis and of each component of Capital Markets risk as of March 31, 2005 and December 31, 2004. Due to diversification effects, the combined VaR is always smaller than the sum of its components.

	2005			2004

(in millions)	Average	High	Low	Average	High	Low

Combined	$16	$17	$15	$19	$24	$13
Interest rate	11	11	11	9	12	5
Currency	3	4	3	4	4	3
Equity	11	16	5	13	16	5
Commodity	8	8	7	6	7	4

Recent Accounting Standards

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

American International Group, Inc. and Subsidiaries

     In December 2004, the FASB issued Statement No. 123 (revised 2004) (FAS 123R), “Share Based Payment.” In April 2005, the SEC delayed the effective date for the revised FAS No. 123.

     In March 2005, FASB issued FSP FIN46R-5 “Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities.”

     For further discussion of these recent accounting standards and their application to AIG, see Note 8 of Notes to Financial Statements.

Controls and Procedures

As of March 31, 2005, an evaluation was carried out by AIG’s management, with the participation of AIG’s current Chief Executive Officer and Chief Financial Officer, of the effectiveness of AIG’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on its evaluation, which included comparisons to the criteria in Internal Control – Integrated Framework – issued by the Committee of Sponsoring Organizations of the Treadway Commission, and in light of the previously identified material weaknesses in internal control over financial reporting described within the 2004 Annual Report on Form 10-K, and the inability to file this Quarterly Report on Form 10-Q within the statutory time period, AIG’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2005, AIG’s disclosure controls and procedures were ineffective.

     Earlier in 2005, in connection with the preparation of AIG’s consolidated financial statements to be included in the 2004 Annual Report on Form 10-K, AIG’s current management initiated an internal review of AIG’s books and records, which was substantially expanded in mid-March 2005. As a result of the findings of that review, together with the results of investigations conducted by outside counsel at the request of AIG’s Audit Committee, and in consultation with AIG’s independent registered public accounting firm, AIG has restated its audited consolidated financial statements for the years ended December 31, 2003, 2002, 2001 and 2000 and its unaudited condensed consolidated financial statements for the quarters ended March 31, June 30 and September 30, 2004 and 2003 and the quarter ended December 31, 2003. AIG is actively engaged in the implementation of remediation efforts to address the material weaknesses in AIG’s internal control over financial reporting as of December 2004. These remediation efforts are outlined in the 2004 Annual Report on Form 10-K and further remediation developments will be described in future filings with the SEC.

American International Group, Inc. and Subsidiaries

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

     There have been no material developments in the legal proceedings described in Legal Proceedings in the 2004 Annual Report on Form 10-K, which was filed on May 31, 2005.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

     The table below provides information with respect to purchases of AIG Common stock during the three months ended March 31, 2005.

				Maximum Number
			Total Number of	of Shares that May
			Shares Purchased	Yet Be Purchased
	Total	Average	as Part of Publicly	Under the Plans
	Number of	Price Paid	Announced Plans	or Programs
Period	Shares Purchased(1)	per Share	or Programs	at End of Month(2)

January 1 - 31, 2005	673,100	$66.11	673,100	38,346,700
February 1 - 29, 2005	1,304,000	67.11	1,304,000	37,042,700
March 1 - 31, 2005	500,000	65.24	500,000	36,542,700

Total	2,477,100	$66.46	2,477,100

(1)	Does not include 23,386 shares delivered or attested to in satisfaction of the exercise price by holders of AIG employee stock options exercised during the three months ended March 31, 2005.
(2)	On July 19, 2002, AIG announced that its Board of Directors had authorized the open market purchase of up to 10 million shares of common stock. On February 13, 2003, AIG announced that the Board had expanded the existing program through the authorization of an additional 50 million shares. The purchase program has no set expiration or termination date.

ITEM 5. Other Information

     On June 27, 2005, AIG entered into definitive employment agreements with Messrs. Martin J. Sullivan, President and Chief Executive Officer, Donald P. Kanak, Executive Vice President and Chief Operating Officer, and Steven J. Bensinger, Executive Vice President and Chief Financial Officer, and assurance agreements relating to AIG’s agreement to, subject to certain conditions, assure the payment and/or delivery obligations of Starr and SICO to eligible AIG employees. In addition, the AIG Board of Directors previously approved the terms of an executive severance plan that became effective June 27, 2005. The aforementioned agreements and the executive severance plan are filed as exhibits to this Form 10-Q and incorporated into this Item 5, and are described in AIG’s Proxy Statement, dated June 27, 2005.

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
(Registrant)

/s/ STEVEN J. BENSINGER

Steven J. Bensinger
Executive Vice President and Chief Financial Officer

Dated: June 28, 2005

(This page intentionally left blank)

EXHIBIT INDEX

Exhibit
Number	Description	Location

3(ii)(a)	By-laws	Incorporated by reference to Exhibit 3.1 to AIG’s Current Report on Form 8-K filed on March 17, 2005.
3(ii)(b)	By-laws	Incorporated by reference to Exhibit 3.1 to AIG’s Current Report on Form 8-K filed June 20, 2005.
4	Instruments defining the rights of security holders, including indentures	Certain instruments defining the rights of holders of long-term debt securities of AIG and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. AIG hereby undertakes to furnish to the Commission, upon request, copies of any such instruments.
10	Material contracts
	(1) Employment Agreement between AIG and Martin J. Sullivan, dated as of June 27, 2005.	Filed herewith.
	(2) Employment Agreement between AIG and Donald P. Kanak, dated as of June 27, 2005.	Filed herewith.
	(3) Employment Agreement between AIG and Steven J. Bensinger, dated as of June 27, 2005.	Filed herewith.
	(4) Executive Severance Plan, effective as of June 27, 2005.	Filed herewith.
	(5) Assurance Agreement, by AIG in favor of eligible employees, dated as of June 27, 2005, relating to certain obligations of C.V. Starr & Co., Inc.	Filed herewith.
	(6) Assurance Agreement, by AIG in favor of eligible employees, dated as of June 27, 2005, relating to certain obligations of Starr International Company, Inc.	Filed herewith.
11	Statement re computation of per share earnings	Included in Note (3) of Notes to Financial Statements.
12	Statement re computation of ratios	Filed herewith.
31	Rule 13a-14(a)/15d-14(a) Certifications	Filed herewith.
32	Section 1350 Certifications	Filed herewith.

(This page intentionally left blank)