Form 10-Q/A
period 2004-06-30
AMERICAN INTERNATIONAL GROUP INC
filed 2005-08-09
CIK 5272

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

Explanatory Note

     This Form 10-Q/A for the quarterly period ended June 30, 2004 is being filed for the purpose of amending Items 1, 2, 3 and 4 of Part I and Item 6 of Part II of the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 of American International Group, Inc. (AIG) to reflect the restatement of AIG’s financial results described herein for the quarterly and six month periods ended June 30, 2004 and 2003. All other Items of the original filing on Form 10-Q for the quarterly period ended June 30, 2004, made on August 9, 2004, are unaffected by the changes described above and such items have not been included in this Amendment.

     Information in this Form 10-Q/A is generally stated as of June 30, 2004 and generally does not reflect any subsequent information or events other than the restatement and the fourth quarter 2004 changes in estimates, except that in certain cases forward looking statements have been revised to reflect events and developments subsequent to June 30, 2004. Current information with respect to AIG is contained in its Form 10-K for the year ended December 31, 2004 (2004 Form 10-K) and other filings with the Securities and Exchange Commission (SEC) with respect to subsequent periods including the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 (June 30, 2005 Form 10-Q).

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

     As a result of the findings of the internal review, together with the results of investigations conducted by outside counsel at the request of AIG’s Audit Committee and in consultation with AIG’s independent auditors, AIG concluded that the accounting for certain transactions and certain relationships needed to be restated or adjusted.

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

Fourth Quarter 2004 Changes in Estimates

     In addition, AIG has determined that certain accounts should be adjusted for the year ended December 31, 2004 to reflect changes in estimates made in the fourth quarter of 2004. The aggregate effect of these changes in estimates resulted in an after tax charge of approximately $1.19 billion. Most significant of the changes in estimates was a pre-tax charge of $850 million representing an increase in reserve for asbestos and environmental losses and loss expenses. See “Fourth Quarter 2004 Changes in Estimates” and Note 1(cc) of Notes to Financial Statements in AIG’s 2004 Form 10-K.

Recent Developments

AIG’s Credit Ratings

The recent downgrades in AIG’s credit ratings will increase AIG’s borrowing costs, may lessen AIG’s ability to compete in certain businesses and will require AIG to post additional collateral.

     From March through June of 2005, the major rating agencies downgraded AIG’s ratings in a series of actions. Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. (S&P), lowered the long-term senior debt and counterparty ratings of AIG from ‘AAA’ to ‘AA’ and changed the ratings outlook to negative. Moody’s Investors Service (Moody’s) lowered AIG’s long-term senior debt rating from ‘Aaa’ to ‘Aa2’. Fitch Ratings (Fitch) downgraded the long-term senior debt ratings of AIG from ‘AAA’ to ‘AA’ and placed the ratings on Ratings Watch Negative.

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

     In addition, S&P changed the outlook on ILFC’s ‘AA-’ long-term senior debt rating to negative. Moody’s affirmed ILFC’s long-term and short-term senior debt ratings (‘A1’/‘P-1’). Fitch downgraded ILFC’s long-term senior debt rating from ‘AA-’ to ‘A+’ and placed the rating on Rating Watch Negative and downgraded ILFC’s short-term debt rating from ‘F1+’ to ‘F1’. Fitch also placed the ‘A+’ long-term senior debt ratings of American General Finance Corporation and American General Finance, Inc. (AGF) on Rating Watch Negative. S&P and Moody’s affirmed the long-term and short-term senior debt ratings of American General Financial Corporation at the ‘A+’/‘A-1’ and ‘A1’/‘P-1’, respectively.

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

     These ratings actions have affected and will continue to affect AIG’s business and results of operations in a number of ways.

•	Downgrades in AIG’s debt ratings will adversely affect AIG’s results of operations. AIG relies on external sources of financing to fund several of its operations. The cost and availability of unsecured financing are generally dependent on the issuer’s long-term and short-term debt ratings. These downgrades and any future downgrades in AIG’s debt ratings will increase AIG’s borrowing costs and therefore adversely affect AIG’s results of operations.

•	The downgrade in AIG’s long-term senior debt ratings will adversely affect the ability of AIG Financial Products Corp. (AIGFP) to compete for certain businesses. Credit ratings are very important to the ability of financial institutions to compete in the derivative and structured transaction marketplaces. Historically, AIG’s triple-A ratings provided AIGFP a competitive advantage. The downgrades have reduced this advantage and, for specialized financial transactions that generally are conducted only by triple-A rated financial institutions, counterparties may be unwilling to transact business with AIGFP except on a secured basis. This could require AIGFP to post more collateral to counterparties in the future. See below for a further discussion of the effect that posting collateral may have on AIG’s liquidity.

•	Although the financial strength ratings of AIG’s insurance company subsidiaries remain high compared to many of their competitors, the downgrades have reduced the previous ratings differential. The competitive advantage of the ratings to AIG’s insurance company subsidiaries may be lessened accordingly. The recent regulatory inquiries, internal investigations, and delay in the filing of AIG’s 2004 Form 10-K, as well as negative publicity, had caused independent producers and distributors of AIG’s domestic life and retirement services products to be more cautious in placing business with AIG subsidiaries. AIG is unable to predict the effect of these issues on AIG’s business, including any increase in associated surrender or replacement activity.

•	As a result of the downgrades of AIG’s long-term senior debt ratings, AIG has been required to post approximately $1.16 billion of collateral with counterparties to municipal guaranteed investment agreements and financial derivatives transactions. In the event of a further downgrade, AIG will be required to post additional collateral. It is estimated that, as of the close of business on July 15, 2005, based on AIG’s outstanding municipal guaranteed investment agreements and financial derivatives transactions as of such date, a further downgrade of AIG’s long-term senior debt ratings to ‘Aa3’ by Moody’s or ‘AA-’ by S&P would permit counterparties to call for approximately $1.98 billion of additional collateral. Further, additional downgrades could result in requirements for substantial additional collateral, which could have a material effect on how AIG manages its liquidity. The actual amount of additional collateral that AIG would be required to post to counterparties in the event of such downgrades depends on market conditions, the market value of the outstanding affected transactions and other factors prevailing at the time of the downgrade. The requirement to post additional collateral may increase if additional counterparties begin to require credit support from AIG through collateralization agreements. Additional obligations to post collateral will increase the demand on AIG’s liquidity.

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

     See also Item 3. Legal Proceedings in AIG’s 2004 Form 10-K, Item 1 Legal Proceedings of Part II of AIG’s June 30, 2005 Form 10-Q and Note 7 of the Notes to Financial Statements included herein.

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

Access to Capital Markets

     AIG does not expect to be able to access the U.S. public capital markets in the near future. Although AIG is able to access the Rule 144A and Euromarkets, AIG will be unable to access the U.S. public securities markets until it has filed and the SEC has declared effective a new registration statement or post-effective amendments to its existing registration statements under the Securities Act of 1933. Depending upon the SEC’s review of these filings, this process may take several months or more.

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

INDEX OF AMENDED ITEMS

Page

PART I – FINANCIAL INFORMATION:
ITEM 1 – FINANCIAL STATEMENTS
Consolidated Balance Sheet (Unaudited) as of June 30, 2004 and December 31, 2003, as restated	6
Consolidated Statement of Income (Unaudited) for the three months and six months ended June 30, 2004 and 2003, as restated	8
Consolidated Statement of Cash Flows (Unaudited) for the six months ended June 30, 2004 and 2003, as restated	9
Notes to Financial Statements (Unaudited), as restated	12
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	47
ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4 – CONTROLS AND PROCEDURES	82
PART II – OTHER INFORMATION:
ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K	81
EX-12: STATEMENT RE COMPUTATION OF RATIOS
EX-31: CERTIFICATIONS
EX-32: CERTIFICATIONS

American International Group, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEET

(in millions) (unaudited)

	June 30,	December 31,
	2004	2003
	(Restated)	(Restated)

Assets:
Investments, financial services assets and cash:
Fixed maturities:
Bonds available for sale, at market value (amortized cost: 2004 – $308,428; 2003 – $287,810)	$314,926	$300,935
Bonds held to maturity, at amortized cost (market value: 2004 – $12,686; 2003 – $8,173)	12,877	8,037
Bond trading securities, at market value (cost: 2004 – $1,813; 2003 – $252)	1,793	282
Equity securities:
Common stocks available for sale, at market value (cost: 2004 – $6,932; 2003 – $6,759)	7,786	7,522
Common stocks trading, at market value (cost: 2004 – $4,687; 2003 - $125)	4,780	156
Preferred stocks, at market value (cost: 2004 – $1,760; 2003 – $1,743)	1,813	1,906
Mortgage loans on real estate, net of allowance (2004 – $67; 2003 – $68)	12,488	12,328
Policy loans	6,747	6,658
Collateral and guaranteed loans, net of allowance (2004 – $16; 2003 – $15)	2,226	2,241
Financial services assets:
Flight equipment primarily under operating leases, net of accumulated depreciation (2004 – $5,783; 2003 – $5,458)	31,970	30,343
Securities available for sale, at market value (cost: 2004 – $24,422; 2003 – $22,587)	25,159	24,042
Trading securities, at market value	4,096	4,418
Spot commodities, at market value	687	250
Unrealized gain on swaps, options and forward transactions	18,852	21,459
Trading assets	1,136	2,277
Securities purchased under agreements to resell, at contract value	23,335	20,845
Finance receivables, net of allowance (2004 – $553; 2003 – $562)	20,239	17,500
Securities lending collateral, at cost (approximates market value)	46,893	30,195
Other invested assets	21,730	18,484
Short-term investments, at cost (approximates market value)	16,142	8,908
Cash	2,033	922

Total investments, financial services assets and cash	577,708	519,708
Investment income due and accrued	5,041	4,612
Premiums and insurance balances receivable, net of allowance (2004 – $263; 2003 – $235)	15,103	13,189
Reinsurance assets, net	20,757	20,948
Deferred policy acquisition costs	28,422	25,920
Investments in partially owned companies	1,557	1,420
Real estate and other fixed assets, net of accumulated depreciation (2004 – $4,529; 2003 – $4,282)	5,920	5,966
Separate and variable accounts	52,981	60,536
Goodwill	8,164	7,664
Other assets	14,079	14,190

Total assets	$729,732	$674,153

See Accompanying Notes to Financial Statements.

American International Group, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEET (continued)

(in millions, except share amounts) (unaudited)

	June 30,	December 31,
	2004	2003
	(Restated)	(Restated)

Liabilities:
Reserve for losses and loss expenses	$55,640	$52,381
Reserve for unearned premiums	22,956	20,910
Future policy benefits for life and accident and health insurance contracts	94,867	92,912
Policyholders’ contract deposits	200,954	171,917
Other policyholders’ funds	9,540	9,124
Reserve for commissions, expenses and taxes	4,137	4,588
Insurance balances payable	3,591	2,915
Funds held by companies under reinsurance treaties	3,419	3,043
Income taxes payable:
Current	1,540	366
Deferred	2,469	4,633
Financial services liabilities:
Borrowings under obligations of guaranteed investment agreements	16,484	15,337
Securities sold under agreements to repurchase, at contract value	18,129	15,813
Trading liabilities	4,534	6,153
Securities and spot commodities sold but not yet purchased, at market value	5,140	5,458
Unrealized loss on swaps, options and forward transactions	12,770	14,658
Trust deposits and deposits due to banks and other depositors	3,819	3,627
Commercial paper	5,704	4,715
Notes, bonds, loans and mortgages payable	54,587	51,389
Commercial paper	2,946	1,223
Notes, bonds, loans and mortgages payable	5,821	5,863
Liabilities connected to trust preferred stock	1,681	1,682
Separate and variable accounts	52,981	60,536
Minority interest	3,961	3,302
Securities lending payable	46,893	30,195
Other liabilities	23,687	21,191

Total liabilities	658,250	603,931

Preferred shareholders’ equity in subsidiary companies	192	192

Shareholders’ equity:
Common stock, $2.50 par value; 5,000,000,000 shares authorized; shares issued 2004 – 2,751,327,476; 2003 – 2,751,327,476	6,878	6,878
Additional paid-in capital	1,938	1,913
Retained earnings	60,259	55,392
Accumulated other comprehensive income (loss)	3,859	7,244
Treasury stock, at cost; 2004 – 145,929,930; 2003 – 142,880,430 shares of common stock	(1,644)	(1,397)

Total shareholders’ equity	71,290	70,030

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$729,732	$674,153

See Accompanying Notes to Financial Statements.

American International Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF INCOME

(in millions, except per share amounts) (unaudited)

	Six Months		Three Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003
	(Restated)	(Restated)	(Restated)	(Restated)

Revenues:
Premiums and other considerations	$32,178	$26,070	$16,196	$13,186
Net investment income	9,066	7,434	4,491	3,919
Realized capital gains (losses)	(26)	73	(141)	(84)
Other revenues	5,662	3,820	2,959	2,184

Total revenues	46,880	37,397	23,505	19,205

Benefits and expenses:
Incurred policy losses and benefits	27,101	22,150	13,504	11,208
Insurance acquisition and other operating expenses	11,867	10,305	6,028	5,261

Total benefits and expenses	38,968	32,455	19,532	16,469

Income before income taxes, minority interest and cumulative effect of an accounting change	7,912	4,942	3,973	2,736

Income taxes (benefits):
Current	2,273	1,224	951	654
Deferred	114	174	267	124

	2,387	1,398	1,218	778

Income before minority interest and cumulative effect of an accounting change	5,525	3,544	2,755	1,958

Minority interest	(175)	(124)	(105)	(63)

Income before cumulative effect of an accounting change	5,350	3,420	2,650	1,895

Cumulative effect of an accounting change, net of tax	(144)	–	–	–

Net income	$5,206	$3,420	$2,650	$1,895

Earnings per common share:
Basic
Income before cumulative effect of an accounting change	$2.06	$1.31	$1.02	$0.73
Cumulative effect of an accounting change, net of tax	(0.06)	–	–	–
Net income	$2.00	$1.31	$1.02	$0.73

Diluted
Income before cumulative effect of an accounting change	$2.04	$1.30	$1.01	$0.72
Cumulative effect of an accounting change, net of tax	(0.06)	–	–	–
Net income	$1.98	$1.30	$1.01	$0.72

Cash dividends per common share	$0.130	$0.094	$0.065	$0.047

Average shares outstanding:
Basic	2,609	2,610	2,608	2,610
Diluted	2,641	2,637	2,640	2,637

See Accompanying Notes to Financial Statements.

American International Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions) (unaudited)

	2004	2003
Six Months Ended June 30,	(Restated)	(Restated)

Summary:
Net cash provided by operating activities	$13,945	$10,578
Net cash used in investing activities	(35,437)	(24,226)
Net cash provided by financing activities	22,643	12,906
Change in cumulative translation adjustments	(40)	412

Change in cash	1,111	(330)
Cash at beginning of period	922	1,165

Cash at end of period	$2,033	$835

Cash flows from operating activities:
Net income	$5,206	$3,420

Adjustments to reconcile net income to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in income:
Change in:
General and life insurance reserves	10,355	9,299
Premiums and insurance balances receivable and payable – net	(1,238)	(1,816)
Reinsurance assets	191	606
Deferred policy acquisition costs	(1,501)	(1,387)
Investment income due and accrued	(382)	(210)
Funds held under reinsurance treaties	376	498
Other policyholders’ funds	415	134
Current and deferred income taxes – net	1,008	724
Reserve for commissions, expenses and taxes	(452)	73
Other assets and liabilities – net	(16)	(112)
Trading assets and liabilities – net	(479)	853
Trading securities, at market value	323	(2,898)
Spot commodities, at market value	(437)	(124)
Net unrealized (gain) loss on swaps, options and forward transactions	719	559
Securities purchased under agreements to resell	(2,490)	(2,109)
Securities sold under agreements to repurchase	2,316	1,457
Securities and spot commodities sold but not yet purchased, at market value	(318)	1,244
Realized capital (gains) losses	26	(72)
Equity in income of partially owned companies and other invested assets	(646)	(257)
Amortization of premium and discount on securities	105	(4)
Depreciation expenses, principally flight equipment	997	906
Provision for finance receivable losses	186	183
Other – net	(319)	(389)

Total adjustments	8,739	7,158

Net cash provided by operating activities	$13,945	$10,578

See Accompanying Notes to Financial Statements.

American International Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

(in millions) (unaudited)

	2004	2003
Six Months Ended June 30,	(Restated)	(Restated)

Cash flows from investing activities:
Cost of bonds, at market sold	$66,702	$54,747
Cost of bonds, at market matured or redeemed	7,128	7,655
Cost of equity securities sold	7,464	4,057
Realized capital gains (losses)	(26)	72
Purchases of fixed maturities	(98,883)	(82,232)
Purchases of equity securities	(8,615)	(3,610)
Mortgage, policy and collateral loans granted	(1,246)	(1,110)
Repayments of mortgage, policy and collateral loans	1,074	872
Sales of securities available for sale	1,058	1,554
Maturities of securities available for sale	2,097	1,439
Purchases of securities available for sale	(4,890)	(2,749)
Sales of flight equipment	1,127	14
Purchases of flight equipment	(3,369)	(3,478)
Net additions to real estate and other fixed assets	(337)	(562)
Sales or distributions of other invested assets	4,581	2,765
Investments in other invested assets	(6,376)	(4,305)
Change in short-term investments	1	681
Investments in partially owned companies	(1)	221
Finance receivable originations and purchases	(11,756)	(5,358)
Finance receivable principal payments received	8,830	5,101

Net cash used in investing activities	$(35,437)	$(24,226)

Cash flows from financing activities:
Receipts from policyholders’ contract deposits	$27,109	$15,967
Withdrawals from policyholders’ contract deposits	(11,026)	(8,096)
Change in trust deposits and deposits due to banks and other depositors	210	397
Change in commercial paper	2,712	228
Proceeds from notes, bonds, loans and mortgages payable	14,444	12,883
Repayments on notes, bonds, loans and mortgages payable	(11,325)	(7,591)
Proceeds from guaranteed investment agreements	4,318	2,672
Maturities of guaranteed investment agreements	(3,171)	(2,886)
Redemption of subsidiary company preferred stock	–	(371)
Proceeds from common stock issued	90	23
Cash dividends to shareholders	(339)	(245)
Acquisition of treasury stock	(380)	(76)
Other – net	1	1

Net cash provided by financing activities	$22,643	$12,906

Supplementary information:
Taxes paid	$1,657	$1,181

Interest paid	$2,139	$1,901

See Accompanying Notes to Financial Statements.

American International Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(in millions) (unaudited)

	Six Months		Three Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003
	(Restated)	(Restated)	(Restated)	(Restated)

Comprehensive income:
Net income	$5,206	$3,420	$2,650	$1,895

Other comprehensive income (loss):
Unrealized (depreciation) appreciation of investments – net of reclassification adjustments	(5,661)	8,104	(10,330)	6,114
Deferred income tax benefit (expense) on above changes	1,990	(2,517)	3,484	(2,024)
Foreign currency translation adjustments	(45)	407	(247)	392
Applicable income tax benefit (expense) on above changes	46	(53)	44	(69)
Net derivative gains (losses) arising from cash flow hedging activities	390	(126)	447	(171)
Deferred income tax (expense) benefit on above changes	(96)	59	(145)	62
Retirement plan liabilities adjustment, net of tax	(9)	(66)	18	(26)

Other comprehensive income (loss)	(3,385)	5,808	(6,729)	4,278

Comprehensive income	$1,821	$9,228	$(4,079)	$6,173

See Accompanying Notes to Financial Statements.

American International Group, Inc. and Subsidiaries

NOTES TO FINANCIAL STATEMENTS

1.	Financial Statement Presentation

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

2.	Restatement of Previously Issued Financial Statements

The following provides a description of the internal review process and details of the accounting adjustments included in the restatement of AIG’s consolidated financial statements and the effect of the adjustments on AIG’s Consolidated Balance Sheets at June 30, 2004 and December 31, 2003 and its Consolidated Statement of Income for the three and six month periods ended June 30, 2004 and 2003 and Consolidated Statement of Cash Flows for the six months ended June 30, 2004 and 2003.

     Internal Review. In connection with the preparation of AIG’s consolidated financial statements included in the 2004 Form 10-K, AIG’s current management initiated an internal review of AIG’s books and records, which was substantially expanded in mid-March 2005. The internal review, conducted under the direction of current senior management, with the oversight of the Audit Committee of the Board of Directors, spanned AIG’s major business units globally, and included a review of information and a number of transactions from 2000 to the present. In certain cases, items in periods prior to 2000 were examined due to the nature of the transactions under review. The business units subject to review were Domestic General Insurance, Foreign General Insurance, Reinsurance, Financial Services, Domestic and Foreign Life Insurance & Retirement Services and Asset Management. The internal review encompassed AIG’s books and records, thousands of files and e-mails and interviews with current and former employees and members of management. Management believes that the scope and process of its internal review was sufficient to identify issues of a material nature that could affect AIG’s financial statements.

     AIG’s internal review was complemented by investigations by outside counsel for AIG and for the Audit Committee of the Board of Directors. PricewaterhouseCoopers LLP, an independent registered public accounting firm (PwC or independent auditors), was consulted on the scope of the internal review for certain matters and reviewed the results of the internal review.

     As a result of the findings of the internal review, together with the results of investigations conducted by outside counsel at the request of AIG’s Audit Committee and in consultation with AIG’s independent auditors, AIG has concluded that the accounting for certain transactions and certain relationships needed to be restated.

     Restatement. AIG has restated its financial statements for the years ended December 31, 2003, 2002, 2001 and 2000, the quarters ended March 31, June 30 and September 30, 2004 and 2003 and the quarter ended December 31, 2003. See Selected Financial Data, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 of Notes to Financial Statements in the 2004 Form 10-K for a discussion of the restatement and a reconciliation of previously reported amounts to the restated amounts for the years ended December 31, 2003, 2002, 2001 and 2000, and see below for reconciliation of such amounts for the three and six month periods ended June 30, 2004 and 2003.

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

•	Risk Transfer. To recognize the cash flows under an insurance contract as premium and losses, generally accepted accounting principles (GAAP) requires the transfer of risk. If risk transfer requirements are not met, an insurance contract is accounted for as a deposit, result-

American International Group, Inc. and Subsidiaries

2.	Restatement of Previously Issued Financial Statements (continued)

ing in the recognition of cash flows under the contract as deposit assets or liabilities and not as revenues or expense. AIG has concluded, based upon its internal review, that there was insufficient risk transfer to qualify for insurance accounting for certain transactions where AIG subsidiaries either wrote direct insurance or assumed or ceded reinsurance. These transactions are now recorded using deposit accounting. The changes resulting from the change to deposit accounting affect both the consolidated balance sheet and statement of income.

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

As a result of the restatement relating to Union Excess, as of June 30, 2004 and December 31, 2003, total assets decreased by approximately $1.4 billion and $1.3 billion, respectively, and shareholders’ equity decreased by approximately $912 million and $873 million, respectively. Net income decreased by approximately $19 million and $39 million for the three and six month periods ended June 30, 2004 and increased by $40 million and $80 million for the three and six month periods ended June 30, 2003.

–	Gen Re: In December 2000 and March 2001, an AIG subsidiary entered into an assumed reinsurance transaction with a subsidiary of General Re Corporation (Gen Re) involving two tranches of $250 million each. In connection with each tranche, consolidated net premiums written and consolidated incurred policy losses and benefits increased by $250 million in the fourth quarter of 2000 (with respect to the first tranche) and the first quarter of 2001 (with respect to the second tranche). The first tranche of the transaction was commuted in November 2004, reducing premiums and reserves for losses and loss expenses by approximately $250 million in the fourth quarter 2004. AIG has concluded that the transaction was done to accomplish a desired accounting result and did not entail sufficient qualifying risk transfer. As a result, AIG has determined that the transaction should not have been recorded as insurance. AIG’s restated financial statements recharacterize this transaction as a deposit rather than as insurance. Such recharacterization had virtually no effect on net income or consolidated shareholders’ equity, but increased other liabilities by $500 million and $500 million at June 30, 2004 and December 31, 2003, respectively, and reduced reserves for loss and loss expenses by $500 million and $500 million at June 30, 2004 and December 31, 2003, respectively.

–	Other Risk Transfer: AIG has concluded that Richmond Insurance Company, Ltd., a Bermuda-based reinsurance holding company (Richmond) in which AIG held a 19.9 percent ownership interest at June 30, 2004, should be treated as a consolidated entity in AIG’s financial statements due to AIG’s ability to exert control over that entity. Such determination was based, in part, on arrangements and documents, including put agreements requiring an AIG subsidiary to purchase the Richmond shares, that appear not to have been previously disclosed to appropriate AIG financial personnel or AIG’s independent auditors. A review of the operations of Richmond and its subsidiaries has shown significant previously undisclosed evidence of AIG control causing Richmond to be deemed a VIE. The consolidation of Richmond had virtually no effect on net income or consolidated shareholders’ equity. On June 30, 2005, AIG acquired an additional 49.9 percent of Richmond shares by exercise of the put arrangement discussed above.

As a result of its internal review of AIG Re, AIG Risk Finance and AIG Risk Management and certain of their transactions, AIG determined that adjustments were required because certain transactions lacked sufficient risk transfer to qualify for insurance accounting under GAAP.

American International Group, Inc. and Subsidiaries

2.	Restatement of Previously Issued Financial Statements (continued)

As a result of the restatement for Richmond, AIG Re, AIG Risk Finance, AIG Risk Management and these other transactions, as of June 30, 2004 and December 31, 2003, total assets decreased by approximately $463 million and $456 million, respectively, total liabilities decreased by approximately $387 million and $406 million, respectively, and shareholders’ equity decreased by approximately $76 million and $51 million, respectively. Net income decreased by approximately $33 million and $25 million for the three and six month periods ended June 30, 2004, and increased by approximately $11 million and $2 million for the three and six month periods ended June 30, 2003.

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

The effect of the restatement is a decrease in consolidated shareholders’ equity of approximately $434 million and $375 million at June 30, 2004 and December 31, 2003, respectively, an increase in the reserve for losses and loss expenses of approximately $668 million and $578 million at June 30, 2004 and December 31, 2003, respectively, and an increase in incurred policy losses and benefits of approximately $30 million and $90 million and $65 million and $140 million for the three and six month periods ended June 30, 2004 and 2003, respectively.

•	Net Investment Income. As a result of the internal review, AIG determined that the accounting for certain transactions had the effect of improperly converting capital gains into net investment income and was not consistent with GAAP. The most significant of these transactions are:

–	Covered Calls: From 2001 through 2003, certain AIG subsidiaries entered into a series of transactions with third parties whereby these subsidiaries sold in-the-money calls, principally on municipal bonds in their investment portfolios that had unrealized appreciation associated with them. Upon exercise of a call, the related bonds were delivered to the purchaser of the call and subsequently reacquired by the subsidiaries pursuant to contingent forward agreements which permitted the AIG subsidiaries to repurchase the bonds at the prevailing market value. In connection with selling the calls, the AIG subsidiaries also entered into interest rate swaps to protect them against the effects of changes in value of the applicable bonds as a result of movements in interest rates during the transaction period. These transactions were accounted for as sales and subsequent purchases and appear to have been initiated to increase net investment income. AIG has determined that, because AIG was able to cause the bonds to be returned from the third parties even after the third parties exercised the call options, AIG did not cede control over the bonds and therefore the transactions should not have been accounted for as sales and subsequent purchases but rather as financings. Net investment income increased over previously reported amounts by $9 million and $19 million for the three and six month periods ended June 30, 2004 and decreased by $46 million and $149 million for the three and six month periods ended June 30, 2003, and realized capital gains increased by $23 million and $41 million and by $48 million and $76 million for the three and six month periods ended June 30, 2004 and 2003, respectively. The restatement had no net effect on consolidated shareholders’ equity at June 30, 2004 and December 31, 2003.

–	Synthetic Fuel Investment: AIG subsidiaries invest in certain limited liability companies that invest in synthetic fuel production facilities as a means of generating income tax credits. As a result of a misapplication of GAAP, AIG recorded net investment income or, in some cases, other revenues, on a pretax basis rather than reflecting the tax credit as a reduction of income tax expense, thereby increasing net investment income for AIG’s life insurance and retirement services segment and other revenues for the financial services segment. Certain of these entries were previously identified but not corrected as the amounts were viewed as not sufficiently material to require correction. In the fourth quarter of 2004, AIG changed its accounting to present these tax credits as a component of income taxes. AIG has now determined that it is necessary to record these adjustments for the periods prior to the fourth quarter of 2004. The restatement had the effect of decreasing net investment income by approximately $74 million and $135 million and by approximately $56 million and $96 million for the three and six month periods ending June 30, 2004 and 2003, respectively, decreasing other revenues by approximately $44 million and $98 million and by approximately $54 million and $99 million for the three and six month periods ended June 30, 2004 and 2003, respectively, and reflecting an income tax benefit of approximately $118 million and $233 million and of approximately $110 million and

American International Group, Inc. and Subsidiaries

2.	Restatement of Previously Issued Financial Statements (continued)

$195 million for the three and six month periods ended June 30, 2004 and 2003, respectively. There was no effect on consolidated net income or shareholders’ equity.

–	Hedge Fund Accounting: AIG subsidiaries invest in a variety of alternative asset classes, including hedge fund limited partnerships, that are accounted for as available for sale securities. As part of the underlying partnership agreements, such AIG subsidiaries have the right to redeem their interests at defined times. A redemption previously allowed AIG to record net investment income to the extent there were gains in the underlying funds at the time. However, as a result of its internal review, AIG has determined that, in certain cases, the redemption resulted in inappropriate gain recognition because the proceeds were required to be immediately reinvested in the funds. In addition, the cost bases of certain funds were misallocated in determining gains. The restated consolidated financial statements correct these errors. These corrections had virtually no effect on consolidated shareholders’ equity at June 30, 2004 and December 31, 2003.

–	Muni Tender Option Bond Program: From 2000 through early 2003, AIG subsidiaries participated in a program in which they transferred highly rated municipal bonds at market value to a third-party broker, which in turn transferred these securities to a trust that the broker had established. The trust then issued two sets of beneficial interests. Half of the beneficial interests were floating interest rate certificates. The remaining beneficial interests were “inverse” floating interest rate certificates. Third parties invested in the floating interest rate certificates, and AIG subsidiaries invested in the inverse floating interest rate certificates. AIG did not consolidate the trust into AIG’s balance sheet.

The AIG subsidiaries, as the holders of the residual interest inverse floating rate certificates, had the right to unilaterally liquidate the trust and cause the municipal bonds to be returned to AIG on short notice. Accordingly, the AIG subsidiaries did not cede control over the bonds. As a result, AIG now believes that the conclusion not to consolidate was an error in the application of GAAP. Therefore, AIG has now consolidated the trusts into its balance sheets at December 31, 2002. Because the program was discontinued in early 2003, there was no effect on the consolidated balance sheets as of June 30, 2004 or December 31, 2003. However, net investment income increased over previously reported amounts by $19 million and $40 million and by $15 million and $27 million for the three and six month periods ended June 30, 2004 and 2003, respectively, and realized capital gains increased by $11 million and $19 million for the three and six month periods ended June 30, 2004, and decreased by $8 million and $8 million for the three and six month periods ended June 30, 2003.

–	DBG/AIG Capital Corporation Intercompany Dividend: In 2002, AIG Capital Corporation issued shares of its preferred stock to National Union in exchange for shares of ILFC’s common stock. AIG did not eliminate the preferred stock investment in consolidation, instead recording the dividend as income in net investment income and as corresponding expense in other operating expenses. AIG has now determined that this accounting is a misapplication of GAAP. Accordingly, AIG has eliminated this intercompany investment and reversed the accounting entries in its consolidated statement of income. The restatement had no effect on consolidated net income or shareholders’ equity but net investment income decreased by approximately $25 million and $50 million and insurance acquisition and other operating expenses decreased by approximately $25 million and $50 million for the three and six month periods ended June 30, 2004 and 2003, respectively.

•	“Top Level” Adjustments and Other Directed Entries (other than loss reserves). Certain accounting entries originated at the parent company level had the effect of reclassifying realized capital gains to net investment income, as well as adjusting other line item reclassifications and other segment financial information. In some cases, expense deferrals were increased or reserves decreased, both having the effect of increasing reported earnings. In other cases, the adjustments affected revenue and expense recognition between reporting periods or among business segments. Certain of these entries were previously identified but considered not to be sufficiently material to require correction. As part of its internal review, AIG analyzed and assessed “top level” adjustments since 2000 and determined that certain entries appear to have been made at the direction of certain former members of senior management without appropriate documentation or support.

–	Foreign Life Insurance Net Investment Income Reclassification: In addition to the matters described above, certain accounting entries, now determined to be errors, had the effect of reclassifying capital gains realized from investments made to match liabilities relating to policies in Japan and Southeast Asia. Due to the limited availability of long-duration bonds or bonds with sufficient yield to meet the policyholder liability requirements in Japan and Southeast Asia, AIG subsidiaries made alternative investments, including investments in equities. Until the fourth quarter of 2003, a portion of the capital gains realized on these alternative investments, including substantial amounts related to the sale of fixed income securities, was reclassified to net investment income in the consolidated statement of income to match these revenues against the incurred policy benefit expense of the underlying policies. Amounts so reflected, which were previously identified but not cor-

American International Group, Inc. and Subsidiaries

2.	Restatement of Previously Issued Financial Statements (continued)

rected as they were viewed as immaterial, are treated as corrections of errors in the restated financial statements.

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

The restatement reverses all such unsupported “top level” and other directed entries, including the Foreign Life Insurance Net Investment Income Reclassification, and as a result, as of June 30, 2004 and December 31, 2003, total assets decreased by approximately $348 million and $413 million and shareholders’ equity decreased by approximately $368 million and $401 million, respectively. Net income increased by approximately $27 million and $40 million, and $22 million and $12 million for the three and six month periods ended June 30, 2004 and 2003, respectively.

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

Together the effect of the restatement for Capco, The Robert Plan and AIRCO was to decrease total assets by approximately $97 million and $62 million and decrease total shareholders’ equity by approximately $48 million and $109 million as of June 30, 2004 and December 31, 2003, respectively. Net income increased by approximately $13 million and $61 million, and by approximately $5 million and $10 million for the three and six month periods ended June 30, 2004 and 2003, respectively.

•	Asset Realization. As a result of the internal review, AIG concluded that adjustments should be made to the value of certain assets included in its consolidated balance sheet. The most significant of these items are:

–	Domestic Brokerage Group (DBG) Issues: A review of allowances for doubtful accounts and other accruals recorded by certain DBG member companies has led AIG to conclude that the allowances related to certain premiums receivable, reinsurance recoverables and other assets were not properly analyzed in prior periods and that appropriate allowances were not properly recorded in AIG’s consolidated financial statements. Certain relevant information was known by certain members of senior management but, AIG now understands, not previously disclosed to the independent auditors. In addition, various accounts were not properly reconciled. AIG’s restated financial statements reflect the recording of appropriate amounts for these reserves and allowances for doubtful accounts for the appropriate time period, resulting in an after-tax reduction in consolidated shareholders’ equity at December 31, 1999 of $514 million. The effect of the restatement resulting from DBG issues was to decrease total assets by approximately $903 million and $872 million and to decrease total shareholders’ equity by approximately $355 million and $324 million as of June 30, 2004 and December 31, 2003, respectively. Net income increased

American International Group, Inc. and Subsidiaries

2.	Restatement of Previously Issued Financial Statements (continued)

by approximately $21 million and decreased by approximately $31 million for the three month and six month periods ended June 30, 2004, and increased by approximately $24 million and $23 million for the three and six month periods ended June 30, 2003.

–	Other Than Temporary Declines: AIG’s investment accounting policies require that an investment that has been identified as impaired should be written down in the period in which such impairment is determined, and recorded as a realized capital loss. AIG has determined that realized capital losses with respect to certain impaired investments were not recorded in the appropriate periods, and the restatement will thus affect the timing of previously reported realized capital losses. The restatement resulting from other than temporary declines had only a minor effect on consolidated shareholders’ equity but net income increased by approximately $26 million and $327 million for the six month periods ended June 30, 2004 and 2003, respectively.

•	Other GAAP Corrections. As part of its internal review, AIG has considered the application of certain accounting principles to specific businesses and transactions, and has determined that certain misapplications of GAAP are errors that require restatement of its financial statements. These adjustments include the following:

–	Accounting for Derivatives (FAS 133 Hedge Accounting): AIG and its subsidiaries, including AIGFP, engage in hedging activities for their own accounts, which AIG believes have been and remain economically effective. AIG and its subsidiaries enter into derivative contracts principally to hedge interest rate risk and foreign currency risk associated with their assets, liabilities and forecasted cash flows. Such derivative transactions include interest rate swaps, cross currency swaps and forwards, which are generally executed through AIGFP. Statement of Financial Accounting Standards No. 133 — “Accounting for Derivative Instruments and Hedging Activities” (FAS 133) requires that third-party derivatives used for hedging must be specifically matched with the underlying exposures to an outside third party and documented contemporaneously to qualify for hedge accounting treatment. The internal review determined that in many cases AIG did not meet these hedging requirements with respect to certain hedging transactions.

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

AIG is assessing the cost and benefits of modifying its hedging activities to obtain hedge accounting under the requirements of FAS 133. The restatement to reflect appropriate GAAP accounting for these derivatives, which also included reclassifications between the accounts securities available for sale, at market value and securities purchased under agreements to resell, at contract value, increased total assets by approximately $0.3 billion and $2.0 billion and decreased total shareholders’ equity by approximately $42 million and increased total shareholders’ equity by approximately $0.8 billion as of June 30, 2004 and December 31, 2003, respectively. Net income decreased by approximately $122 million and $214 million and by approximately $319 million and $867 million for the three and six month periods ended June 30, 2004 and 2003, respectively.

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

The restatement increased total shareholders’ equity by $675 million and $761 million as of June 30, 2004 and December 31, 2003, respectively.

–	Foreign Currency Translation (FAS 52): FAS 52 is used to determine the timing of the recognition of income or expense resulting from foreign exchange rate changes for transactions denominated in other than a functional currency.

American International Group, Inc. and Subsidiaries

2.	Restatement of Previously Issued Financial Statements (continued)

AIG has determined that, in certain cases, its application of FAS 52 in its consolidated financial statements did not comply with the functional currency determination requirements of the standard. As a result, AIG has recorded accounting adjustments to reclassify currency transaction gains and losses from accumulated other comprehensive income to net income. These corrections affected consolidated net income in certain periods but had no effect on consolidated shareholders’ equity at June 30, 2004 or for prior periods.

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

Together, these restatements increased total assets by approximately $101 million and $143 million and increased total shareholders’ equity by approximately $287 million and $358 million as of June 30, 2004 and December 31, 2003, respectively. Net income increased by approximately $40 million and $3 million for the three month periods ended June 30, 2004 and 2003, respectively, and decreased by approximately $11 million and $35 million for the six month periods ended June 30, 2004 and 2003, respectively.

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

AIG has determined, in light of new information which was not available to management or AIG’s independent auditors at the time the initial accounting determination was made, that the accounting for these transactions as insurance and reinsurance is a misapplication of GAAP that should be corrected through restatement. This restatement results in life settlements being accounted for using an investment method of accounting under FASB Technical Bulletin (FTB) 85-4 “Accounting for Purchases of Life Insurance.” Under FTB 85-4, the carrying value of each contract at purchase and at the end of each reporting period is equal to the cash surrender value of the contract. Cash paid to purchase these contracts that is in excess of the cash surrender value at the date of purchase is recognized as a loss immediately and periodic maintenance costs, such as premiums necessary to keep the underlying contract in force, are charged to earnings immediately. The life insurance benefits at the insured’s death are payable to the AIG subsidiary and reflected in income at that time. The effect of the restatement was to decrease total assets by approximately $2.5 billion and $1.9 billion, decrease total liabilities by approximately $2.1 billion and $1.6 billion and decrease total shareholders’ equity by approximately $331 million and $270 million as of June 30, 2004 and December 31, 2003, respectively. Net income decreased by approximately $30 million and $66 million and by approximately $45 million and $67 million for the three and six month periods ended June 30, 2004 and 2003, respectively.

–	Deferred Acquisition Costs (DAC): The internal review identified a misapplication of GAAP with respect to General Insurance DAC. As a result of “top-level” entries, substantially all costs associated with underwriting and marketing operations were deferred. The internal review determined that certain of these costs did not vary sufficiently with the production of business and should not have been deferred. These costs have been allocated to the periods in which they were incurred and the corresponding DAC asset has been adjusted accordingly. In addition, AIG determined that the amortization period for certain DAC was longer than the typical life of the underlying policies and needed to be shortened, and that certain deferrals associated with an inter-company reinsurance treaty were in error and required correction. This adjustment includes the recharacterization of certain incurred policy losses and benefits to insurance acquisition and other operating expenses. The effect of the restatement was to decrease total assets by approximately $515 million and $495 million and to decrease total shareholders’ equity by approximately $324 million and $311 million as of June 30, 2004 and December 31, 2003, respectively.

–	SICO Deferred Compensation: AIG has included in this restatement, expense amounts attributable to deferred compensation granted to certain AIG employees by SICO (pursuant to the SICO Plan described under Item 11. Executive Compensation in AIG’s 2004 Form 10-K), a private holding company that owns approximately 12 percent of AIG’s common stock. The amount of deferred compensation granted by SICO has previously been disclosed in the notes to AIG’s consolidated financial statements but was not included as an

American International Group, Inc. and Subsidiaries

2.	Restatement of Previously Issued Financial Statements (continued)

expense in the calculation of AIG’s consolidated net income because the amounts had been determined not to be material to AIG’s consolidated results of operations in any individual period. The expense related to SICO deferred compensation is recorded as a charge to reported earnings in the periods restated, with an offsetting entry to additional paid-in capital reflecting amounts deemed contributed by SICO. For periods prior to January 1, 2000, AIG has recorded a reduction of $905 million in retained earnings on its December 31, 1999 consolidated balance sheet and a corresponding increase to additional paid-in capital. The volatility in the expense is attributable to the variable accounting as well as the fact that shares are allocated only in alternate years. The inclusion of the expense attributable to the SICO Plans in AIG’s consolidated financial statements had no effect on consolidated shareholders’ equity but decreased net income by approximately $14 million and $28 million and by $69 million and $138 million for the three and six month periods ended June 30, 2004 and 2003, respectively.

–	Commutations: Certain direct insurance, and ceded and assumed reinsurance contracts, were commuted prior to their natural expiration. For certain commutations, the cash received was recorded through negative paid losses in accordance with statutory guidance, while for others it was recorded as written premiums. Despite the lack of guidance under GAAP with respect to this issue, AIG has determined that the accounting for certain commutations was in error due to the inconsistency in AIG’s accounting for commutations and the fact that certain commutations were recorded through the written premium line when there was no unearned premium balance outstanding. As part of this restatement any commutations that were originally recorded through written premium are reclassified to paid losses in the period in which they occurred. The restatement had no effect on consolidated net income or shareholders’ equity but did increase premiums and other considerations and incurred policy losses and benefits each by approximately $43 million and $3 million for the three and six month periods ended June 30, 2004 and increased premiums and other considerations and incurred policy losses and benefits each by approximately $35 million for the six month period ended June 30, 2003.

–	Dollar Roll Transactions: Certain AIG subsidiaries entered into dollar roll transactions with third parties designed to enhance the return on AIG’s mortgage backed securities (MBS) portfolio. In a dollar roll transaction, AIG subsidiaries agree to sell a pool of MBSs and simultaneously agree to repurchase substantially the same securities at a later date, typically in one month. AIG accounted for these transactions as collateralized financings under SFAS 140. Even though it had received collateral sufficient to fund substantially all of the cost of purchasing identical replacement securities at the time of transfer, AIG was not fully protected during the term of the contract to replace the asset in the event that the transferee defaulted. Accordingly, AIG should not have accounted for these transactions as financings, but rather as derivatives with mark-to-market changes reflected in earnings. Net income decreased by approximately $105 million and $67 million for the three and six month periods ended June 30, 2004 and increased by approximately $13 million and decreased by approximately $1 million for the three and six month periods ended June 30, 2003.

–	Affordable Housing: Through an investment limited partnership, an AIG subsidiary, as the general partner, syndicates the tax benefits (including both tax credits and tax losses) generated by affordable housing real estate properties. AIG guarantees the return of the tax benefits to the limited partner investors. Prior to the second quarter of 2003, these syndication transactions were accounted for as sales and the gain was recorded on a straight-line basis over ten years. Beginning in the third quarter of 2003, because of the guarantees, AIG changed its accounting for these partnerships to record all new syndications as financings, rather than sales. At the same time, AIG adjusted its consolidated balance sheet to reflect previous syndications as financings, but did not record the cumulative impact to earnings because the amounts were viewed as immaterial. AIG has now determined that it is necessary to record these adjustments for the periods prior to the third quarter of 2003, and the restatement decreased total assets by approximately $681 million and $611 million and decreased total shareholders’ equity by approximately $310 million and $297 million as of June 30, 2004 and December 31, 2003, respectively.

–	SunAmerica Partnerships: As part of the restatement, management has reclassified the earnings of the SunAmerica partnerships out of other operations, where previously reported, into the Asset Management segment. This revised presentation characterizes the partnership earnings as revenues rather than as a component of insurance acquisition and operating expenses in AIG’s consolidated statement of income. Within the Asset Management segment, this presentation divides the partnership earnings into those of SunAmerica Life, whose equity supports the GIC business, and those of AIG SunAmerica, which are now classified as other asset management revenues. The restatement had no effect on consolidated net income or total shareholders’ equity, but increased other revenues by approximately $166 million and $321 million and by approximately $47 million and $98 million for the three and six month periods ended June 30, 2004 and 2003, respectively, and increased insurance and other operating expenses by approximately $166 million and $321 million and by approximately $47 million and $128 million for the three and six month periods ended June 30, 2004 and 2003, respectively.

American International Group, Inc. and Subsidiaries

2.	Restatement of Previously Issued Financial Statements (continued)

The following tables present the previously reported and the restated Consolidated Balance Sheet, Consolidated Statement of Income, and Condensed Consolidated Statement of Cash Flows:

CONSOLIDATED BALANCE SHEET

	June 30, 2004		December 31, 2003

	As Previously	As	As Previously	As
(in millions)	Reported	Restated	Reported	Restated

Assets:
Investments, financial services assets and cash:
Fixed maturities:
Bonds available for sale, at market value	$314,926	$314,926	$300,935	$300,935
Bonds held to maturity, at amortized cost	12,877	12,877	8,037	8,037
Bond trading securities, at market value	1,793	1,793	282	282
Equity securities:
Common stocks available for sale, at market value	7,786	7,786	7,522	7,522
Common stocks trading, at market value	4,780	4,780	156	156
Preferred stocks, at market value	1,813	1,813	1,906	1,906
Mortgage loans on real estate, net of allowance	12,455	12,488	12,295	12,328
Policy loans	6,747	6,747	6,658	6,658
Collateral and guaranteed loans, net of allowance	2,318	2,226	2,296	2,241
Financial services assets:
Flight equipment primarily under operating leases, net of accumulated depreciation	31,970	31,970	30,343	30,343
Securities available for sale, at market value	17,876	25,159	15,714	24,042
Trading securities, at market value	3,616	4,096	3,300	4,418
Spot commodities, at market value	687	687	250	250
Unrealized gain on swaps, options and forward transactions	18,994	18,852	21,599	21,459
Trading assets	1,411	1,136	2,548	2,277
Securities purchased under agreements to resell, at contract value	30,660	23,335	28,170	20,845
Finance receivables, net of allowance	20,339	20,239	17,609	17,500
Securities lending collateral, at cost	46,893	46,893	30,195	30,195
Other invested assets	20,320	21,730	16,787	18,484
Short-term investments, at cost	16,129	16,142	8,914	8,908
Cash	2,033	2,033	922	922

Total investments, financial services assets and cash	576,423	577,708	516,438	519,708
Investment income due and accrued	5,434	5,041	4,959	4,612
Premiums and insurance balances receivable, net of allowance	16,447	15,103	14,166	13,189
Reinsurance assets, net	27,359	20,757	27,962	20,948
Deferred policy acquisition costs	28,902	28,422	26,398	25,920
Investments in partially owned companies	1,551	1,557	1,428	1,420
Real estate and other fixed assets, net of accumulated depreciation	5,958	5,920	6,006	5,966
Separate and variable accounts	52,981	52,981	60,536	60,536
Goodwill	8,133	8,164	7,633	7,664
Other assets	12,794	14,079	12,820	14,190

Total assets	$735,982	$729,732	$678,346	$674,153

American International Group, Inc. and Subsidiaries

2.	Restatement of Previously Issued Financial Statements (continued)

CONSOLIDATED BALANCE SHEET (continued)

	June 30, 2004		December 31, 2003

	As Previously	As	As Previously	As
(in millions)	Reported	Restated	Reported	Restated

Liabilities:
Reserve for losses and loss expenses	$59,251	$55,640	$56,118	$52,381
Reserve for unearned premiums	22,837	22,956	20,762	20,910
Future policy benefits for life and accident and health insurance contracts	95,023	94,867	92,970	92,912
Policyholders’ contract deposits	201,011	200,954	171,989	171,917
Other policyholders’ funds	9,532	9,540	9,100	9,124
Reserve for commissions, expenses and taxes	4,134	4,137	4,487	4,588
Insurance balances payable	3,277	3,591	2,592	2,915
Funds held by companies under reinsurance treaties	5,323	3,419	4,664	3,043
Income taxes payable:
Current	2,641	1,540	1,977	366
Deferred	3,957	2,469	5,778	4,633
Financial services liabilities:
Borrowings under obligations of guaranteed investment agreements	16,484	16,484	15,337	15,337
Securities sold under agreements to repurchase, at contract value	17,003	18,129	14,810	15,813
Trading liabilities	4,534	4,534	6,153	6,153
Securities and spot commodities sold but not yet purchased, at market value	5,140	5,140	5,458	5,458
Unrealized loss on swaps, options and forward transactions	13,455	12,770	15,268	14,658
Trust deposits and deposits due to banks and other depositors	3,695	3,819	3,491	3,627
Commercial paper	5,704	5,704	4,715	4,715
Notes, bonds, loans and mortgages payable	53,688	54,587	50,138	51,389
Commercial paper	2,946	2,946	1,223	1,223
Notes, bonds, loans and mortgages payable	5,821	5,821	5,865	5,863
Liabilities connected to trust preferred stock	1,681	1,681	1,682	1,682
Separate and variable accounts	52,981	52,981	60,536	60,536
Minority interest	3,958	3,961	3,311	3,302
Securities lending payable	46,893	46,893	30,195	30,195
Other liabilities	21,244	23,687	18,282	21,191

Total liabilities	662,213	658,250	606,901	603,931

Preferred shareholders’ equity in subsidiary companies	192	192	192	192

Shareholders’ equity:
Common stock	6,878	6,878	6,878	6,878
Additional paid-in capital	565	1,938	568	1,913
Retained earnings	66,138	60,259	60,960	55,392
Accumulated other comprehensive income (loss)	1,640	3,859	4,244	7,244
Treasury stock, at cost	(1,644)	(1,644)	(1,397)	(1,397)

Total shareholders’ equity	73,577	71,290	71,253	70,030

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$735,982	$729,732	$678,346	$674,153

American International Group, Inc. and Subsidiaries

2.	Restatement of Previously Issued Financial Statements (continued)

CONSOLIDATED STATEMENT OF INCOME

	For the		For the		For the		For the
	Six Months Ended		Six Months Ended		Three Months Ended		Three Months Ended
	June 30, 2004		June 30, 2003		June 30, 2004		June 30, 2003

(in millions, except per share	As Previously	As	As Previously	As	As Previously	As	As Previously	As
amounts)	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated

Revenues:
Premiums and other considerations	$32,460	$32,178	$26,447	$26,070	$16,321	$16,196	$13,375	$13,186
Net investment income	9,376	9,066	8,115	7,434	4,656	4,491	4,149	3,919
Realized capital gains (losses)	(60)	(26)	(989)	73	(143)	(141)	(357)	(84)
Other revenues	5,670	5,662	5,245	3,820	2,975	2,959	2,724	2,184

Total revenues	47,446	46,880	38,818	37,397	23,809	23,505	19,891	19,205

Benefits and expenses:
Incurred policy losses and benefits	27,275	27,101	22,466	22,150	13,541	13,504	11,326	11,208
Insurance acquisition and other operating expenses	11,491	11,867	9,998	10,305	5,879	6,028	5,135	5,261

Total benefits and expenses	38,766	38,968	32,464	32,455	19,420	19,532	16,461	16,469

Income before income taxes, minority interest and cumulative effect of an accounting change	8,680	7,912	6,354	4,942	4,389	3,973	3,430	2,736

Income taxes (benefits):
Current	2,600	2,273	1,511	1,224	1,127	951	822	654
Deferred	157	114	425	174	274	267	238	124

	2,757	2,387	1,936	1,398	1,401	1,218	1,060	778

Income before minority interest and cumulative effect of an accounting change	5,923	5,525	4,418	3,544	2,988	2,755	2,370	1,958

Minority interest	(224)	(175)	(188)	(124)	(126)	(105)	(94)	(63)

Income before cumulative effect of an accounting change	5,699	5,350	4,230	3,420	2,862	2,650	2,276	1,895

Cumulative effect of an accounting change, net of tax	(181)	(144)	–	–	–	–	–	–

Net income	$5,518	$5,206	$4,230	$3,420	$2,862	$2,650	$2,276	$1,895

Earnings per common share:
Basic
Income before cumulative effect of an accounting change	$2.18	$2.06	$1.62	$1.31	$1.09	$1.02	$0.87	$0.73
Cumulative effect of an accounting change, net of tax	(0.07)	(0.06)	–	–	–	–	–	–
Net income	$2.11	$2.00	$1.62	$1.31	$1.09	$1.02	$0.87	$0.73

Diluted
Income before cumulative effect of an accounting change	$2.17	$2.04	$1.61	$1.30	$1.09	$1.01	$0.87	$0.72
Cumulative effect of an accounting change, net of tax	(0.07)	(0.06)	–	–	–	–	–	–
Net income	$2.10	$1.98	$1.61	$1.30	$1.09	$1.01	$0.87	$0.72

Cash dividends per common share	$0.130	$0.130	$0.094	$0.094	$0.065	$0.065	$0.047	$0.047

Average shares outstanding:
Basic	2,609	2,609	2,610	2,610	2,608	2,608	2,610	2,610
Diluted	2,632	2,641	2,628	2,637	2,631	2,640	2,627	2,637

American International Group, Inc. and Subsidiaries

2.	Restatement of Previously Issued Financial Statements (continued)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended		Six Months Ended
	June 30, 2004		June 30, 2003

	As Previously	As	As Previously	As
(in millions)	Reported	Restated	Reported	Restated

Net cash provided by operating activities	$14,291	$13,945	$12,652	$10,578
Net cash used in investing activities	(36,058)	(35,437)	(25,979)	(24,226)
Net cash provided by financing activities	22,990	22,643	12,538	12,906
Change in cumulative translation adjustments	(112)	(40)	459	412

Change in cash	1,111	1,111	(330)	(330)
Cash at beginning of period	922	922	1,165	1,165

Cash at end of period	$2,033	$2,033	$835	$835

The following table reflects the effect of the aforementioned adjustments on each component of net income:

For the Six Months Ended June 30,
(in millions)	2004	2003

Net Income as Previously Reported	$5,518	$4,230
Revenues	(566)	(1,421)
Benefits and expenses	202	(9)
Income taxes	(370)	(538)
Minority interest	(49)	(64)
Cumulative effect of an accounting change, net of tax	37	–

Net Income as restated	$5,206	$3,420

The following two tables reflect the effect of the aforementioned adjustments on each component of revenue:

For the Six Months Ended June 30,
2004	Premiums and	Net Investment	Realized Capital	Other	Total
(in millions)	Other Considerations	Income	Gains (Losses)	Revenues	Revenues

As Previously Reported	$32,460	$9,376	$(60)	$5,670	$47,446
Adjustments:
Risk Transfer:
Union Excess	193	130	(24)	–	299
Other Risk Transfer	(126)	(4)	–	–	(130)
Net Investment Income:
Covered Calls	–	19	41	–	60
Synthetic Fuel Investment	–	(135)	–	(98)	(233)
Hedge Fund Accounting	–	24	–	(17)	7
Muni Tender Option Bond Program	–	40	19	–	59
DBG/AIG Capital Corporation Intercompany Dividend	–	(50)	–	–	(50)
“Top Level” Adjustments and Other Directed Entries (other than loss reserves)	69	(190)	43	38	(40)
Conversion of Underwriting Losses to Capital Losses	–	–	92	–	92
Asset Realization:
Other Than Temporary Declines	–	–	40	–	40
Other GAAP Corrections:
Accounting for Derivatives (FAS 133 Hedge Accounting)	–	–	(83)	(234)	(317)
Foreign Currency Translation (FAS 52)	–	–	(27)	–	(27)
Life Settlements	(375)	(72)	–	–	(447)
Commutations	3	–	–	–	3
Dollar Roll Transactions	–	–	(67)	–	(67)
All Other Adjustments — Net	(46)	(72)	–	303	185

Total adjustments	(282)	(310)	34	(8)	(566)

As Restated	$32,178	$9,066	$(26)	$5,662	$46,880

American International Group, Inc. and Subsidiaries

2.	Restatement of Previously Issued Financial Statements (continued)

For the Six Months Ended June 30, 2003	Premiums and	Net Investment	Realized Capital	Other	Total
(in millions)	Other Considerations	Income	Gains (Losses)	Revenues	Revenues

As Previously Reported	$26,447	$8,115	$(989)	$5,245	$38,818
Adjustments:
Risk Transfer:
Union Excess	220	152	(8)	–	364
Other Risk Transfer	(248)	8	–	–	(240)
Net Investment Income:
Covered Calls	–	(149)	76	–	(73)
Synthetic Fuel Investment	–	(96)	–	(99)	(195)
Muni Tender Option Bond Program	–	27	(8)	–	19
DBG/AIG Capital Corporation Intercompany Dividend	–	(50)	–	–	(50)
“Top Level” Adjustments and Other Directed Entries (other than loss reserves)	–	(488)	415	23	(50)
Conversion of Underwriting Losses to Capital Losses	–	–	10	–	10
Asset Realization:
Other Than Temporary Declines	–	–	503	–	503
Other GAAP Corrections:
Accounting for Derivatives (FAS 133 Hedge Accounting)	–	–	63	(1,415)	(1,352)
Foreign Currency Translation (FAS 52)	–	–	(34)	–	(34)
Life Settlements	(408)	(69)	–	–	(477)
Commutations	35	–	–	–	35
Dollar Roll Transactions	–	–	(1)	–	(1)
All Other Adjustments — Net	24	(16)	46	66	120

Total adjustments	(377)	(681)	1,062	(1,425)	(1,421)

As Restated	$26,070	$7,434	$73	$3,820	$37,397

The following two tables reflect the effect of the aforementioned adjustments on each component of Benefits and Expenses:

For the Six Months Ended June 30, 2004	Incurred Policy	Insurance Acquisition and	Total Benefits
(in millions)	Losses and Benefits	Other Operating Expenses	and Expenses

As Previously Reported	$27,275	$11,491	$38,766
Adjustments:
Risk Transfer:
Union Excess	335	24	359
Other Risk Transfer	(68)	(24)	(92)
Loss Reserves	90	–	90
Net Investment Income:
DBG/AIG Capital Corporation Intercompany Dividend	–	(50)	(50)
“Top Level” Adjustments and Other Directed Entries (other than loss reserves)	30	(133)	(103)
Conversion of Underwriting Losses to Capital Losses	–	(2)	(2)
Asset Realization:
Domestic Brokerage Group (DBG) Issues	–	14	14
Other GAAP Corrections:
Accounting for Derivatives (FAS 133 Hedge Accounting)	–	11	11
Foreign Currency Translation (FAS 52)	–	(6)	(6)
Life Settlements	(345)	–	(345)
Deferred Acquisition Costs (DAC)	(130)	155	25
SICO Deferred Compensation	–	28	28
Commutations	3	–	3
All Other Adjustments — Net	(89)	359	270

Total adjustments	(174)	376	202

As Restated	$27,101	$11,867	$38,968

American International Group, Inc. and Subsidiaries

2.	Restatement of Previously Issued Financial Statements (continued)

For the Six Months Ended June 30, 2003	Incurred Policy	Insurance Acquisition and	Total Benefits
(in millions)	Losses and Benefits	Other Operating Expenses	and Expenses

As Previously Reported	$22,466	$9,998	$32,464
Adjustments:
Risk Transfer:
Union Excess	216	24	240
Other Risk Transfer	(214)	(28)	(242)
Loss Reserves	140	–	140
Net Investment Income:
DBG/AIG Capital Corporation Intercompany Dividend	–	(50)	(50)
“Top Level” Adjustments and Other Directed Entries (other than loss reserves)	(32)	(31)	(63)
Asset Realization:
Domestic Brokerage Group (DBG) Issues	–	(47)	(47)
Other GAAP Corrections:
Accounting for Derivatives (FAS 133 Hedge Accounting)	–	(18)	(18)
Foreign Currency Translation (FAS 52)	–	13	13
Life Settlements	(374)	–	(374)
Deferred Acquisition Costs (DAC)	(95)	123	28
SICO Deferred Compensation	–	138	138
Commutations	35	–	35
All Other Adjustments — Net	8	183	191

Total adjustments	(316)	307	(9)

As Restated	$22,150	$10,305	$32,455

The following table reflects the effect of the aforementioned adjustments on income taxes:

For the Six Months Ended June 30,
(in millions)	2004	2003

Income Taxes, as Previously Reported	$2,757	$1,936
Adjustments:
Risk Transfer:
Union Excess	(21)	43
Other Risk Transfer	(15)	(3)
Loss Reserves	(32)	(49)
Net Investment Income:
Covered Calls	21	(26)
Synthetic Fuel Investment	(233)	(195)
“Top Level” Adjustments and Other Directed Entries (other than loss reserves)	22	3
Asset Realization:
Domestic Brokerage Group (DBG) Issues	17	24
Other Than Temporary Declines	14	176
Other GAAP Corrections:
Accounting for Derivatives (FAS 133 Hedge Accounting)	(115)	(467)
Accounting for Deferred Taxes	(14)	11
Foreign Currency Translation (FAS 52)	(9)	(12)
Life Settlements	(36)	(36)
Deferred Acquisition Costs (DAC)	(7)	–
All Other Adjustments — Net	38	(7)

Total adjustments	(370)	(538)

Income Taxes, as Restated	$2,387	$1,398

American International Group, Inc. and Subsidiaries

2.	Restatement of Previously Issued Financial Statements (continued)

The following table reflects the effect of the aforementioned adjustments on each component of net income:

For the Three Months Ended June 30,
(in millions)	2004	2003

Net Income as Previously Reported	$2,862	$2,276
Revenues	(304)	(686)
Benefits and expenses	112	8
Income taxes	(183)	(282)
Minority interest	(21)	(31)

Net Income as restated	$2,650	$1,895

The following two tables reflect the effect of the aforementioned adjustments on each component of revenue:

For the Three Months Ended June 30,
2004	Premiums and	Net Investment	Realized Capital	Other	Total
(in millions)	Other Considerations	Income	Gains (Losses)	Revenues	Revenues

As Previously Reported	$16,321	$4,656	$(143)	$2,975	$23,809
Adjustments:
Risk Transfer:
Union Excess	96	65	(12)	–	149
Other Risk Transfer	(77)	(2)	–	–	(79)
Net Investment Income:
Covered Calls	–	9	23	–	32
Synthetic Fuel Investment	–	(74)	–	(44)	(118)
Hedge Fund Accounting	–	11	–	–	11
Muni Tender Option Bond Program	–	19	11	–	30
DBG/AIG Capital Corporation Intercompany Dividend	–	(25)	–	–	(25)
“Top Level” Adjustments and Other Directed Entries (other than loss reserves)	25	(91)	21	26	(19)
Conversion of Underwriting Losses to Capital Losses	–	–	19	–	19
Other GAAP Corrections:
Accounting for Derivatives (FAS 133 Hedge Accounting)	–	–	(2)	(154)	(156)
Foreign Currency Translation (FAS 52)	–	–	47	–	47
Life Settlements	(179)	(33)	–	–	(212)
Commutations	43	–	–	–	43
Dollar Roll Transactions	–	–	(105)	–	(105)
All Other Adjustments — Net	(33)	(44)	–	156	79

Total adjustments	(125)	(165)	2	(16)	(304)

As Restated	$16,196	$4,491	$(141)	$2,959	$23,505

American International Group, Inc. and Subsidiaries

2.	Restatement of Previously Issued Financial Statements (continued)

For the Three Months Ended June 30,
2003	Premiums and	Net Investment	Realized Capital	Other	Total
(in millions)	Other Considerations	Income	Gains (Losses)	Revenues	Revenues

As Previously Reported	$13,375	$4,149	$(357)	$2,724	$19,891
Adjustments:
Risk Transfer:
Union Excess	110	76	(4)	–	182
Other Risk Transfer	(83)	5	–	–	(78)
Net Investment Income:
Covered Calls	–	(46)	48	–	2
Synthetic Fuel Investment	–	(56)	–	(54)	(110)
Muni Tender Option Bond Program	–	15	(8)	–	7
DBG/AIG Capital Corporation Intercompany Dividend	–	(25)	–	–	(25)
“Top Level” Adjustments and Other Directed Entries (other than loss reserves)	–	(191)	212	22	43
Conversion of Underwriting Losses to Capital Losses	–	–	5	–	5
Other GAAP Corrections:
Accounting for Derivatives (FAS 133 Hedge Accounting)	–	–	57	(539)	(482)
Foreign Currency Translation (FAS 52)	–	–	(3)	–	(3)
Life Settlements	(218)	(50)	–	–	(268)
Commutations	–	–	–	–	–
Dollar Roll Transactions	–	–	13	–	13
All Other Adjustments — Net	2	42	(47)	31	28

Total adjustments	(189)	(230)	273	(540)	(686)

As Restated	$13,186	$3,919	$(84)	$2,184	$19,205

The following two tables reflect the effect of the aforementioned adjustments on each component of Benefits and Expenses:

For the Three Months Ended June 30, 2004	Incurred Policy	Insurance Acquisition and	Total Benefits
(in millions)	Losses and Benefits	Other Operating Expenses	and Expenses

As Previously Reported	$13,541	$5,879	$19,420
Adjustments:
Risk Transfer:
Union Excess	167	12	179
Other Risk Transfer	(21)	(8)	(29)
Loss Reserves	30	–	30
Net Investment Income:
DBG/AIG Capital Corporation Intercompany Dividend	–	(25)	(25)
“Top Level” Adjustments and Other Directed Entries (other than loss reserves)	5	(65)	(60)
Conversion of Underwriting Losses to Capital Losses	–	(1)	(1)
Asset Realization:
Domestic Brokerage Group (DBG) Issues	–	(33)	(33)
Other GAAP Corrections:
Accounting for Derivatives (FAS 133 Hedge Accounting)	–	31	31
Foreign Currency Translation (FAS 52)	–	(8)	(8)
Life Settlements	(165)	–	(165)
Deferred Acquisition Costs (DAC)	(56)	50	(6)
SICO Deferred Compensation	–	14	14
Commutations	43	–	43
All Other Adjustments — Net	(40)	182	142

Total adjustments	(37)	149	112

As Restated	$13,504	$6,028	$19,532

American International Group, Inc. and Subsidiaries

2.	Restatement of Previously Issued Financial Statements (continued)

			Total Benefits
For the Three Months Ended June 30, 2003	Incurred Policy	Insurance Acquisition and	and
(in millions)	Losses and Benefits	Other Operating Expenses	Expenses

As Previously Reported	$11,326	$5,135	$16,461
Adjustments:
Risk Transfer:
Union Excess	108	12	120
Other Risk Transfer	(67)	(26)	(93)
Loss Reserves	65	–	65
Net Investment Income:
DBG/AIG Capital Corporation Intercompany Dividend	–	(25)	(25)
“Top Level” Adjustments and Other Directed Entries (other than loss reserves)	19	(6)	13
Asset Realization:
Domestic Brokerage Group (DBG) Issues	–	(36)	(36)
Other GAAP Corrections:
Accounting for Derivatives (FAS 133 Hedge Accounting)	–	8	8
Foreign Currency Translation (FAS 52)	–	(4)	(4)
Life Settlements	(199)	–	(199)
Deferred Acquisition Costs (DAC)	(51)	65	14
SICO Deferred Compensation	–	69	69
Commutations	–	–	–
All Other Adjustments — Net	7	69	76

Total adjustments	(118)	126	8

As Restated	$11,208	$5,261	$16,469

The following table reflects the effect of the aforementioned adjustments on income taxes:

For the Three Months Ended June 30,
(in millions)	2004	2003

Income Taxes, as Previously Reported	$1,401	$1,060
Adjustments:
Risk Transfer:
Union Excess	(10)	21
Other Risk Transfer	(17)	2
Loss Reserves	(11)	(23)
Net Investment Income:
Covered Calls	11	–
Synthetic Fuel Investment	(118)	(110)
“Top Level” Adjustments and Other Directed Entries (other than loss reserves)	14	11
Asset Realization:
Domestic Brokerage Group (DBG) Issues	12	13
Other GAAP Corrections:
Accounting for Derivatives (FAS 133 Hedge Accounting)	(66)	(172)
Accounting for Deferred Taxes	(10)	11
Foreign Currency Translation (FAS 52)	17	(1)
Life Settlements	(16)	(24)
Deferred Acquisition Costs (DAC)	2	–
All Other Adjustments — Net	9	(10)

Total adjustments	(183)	(282)

Income Taxes, as Restated	$1,218	$778

American International Group, Inc. and Subsidiaries

3.	Segment Information

The following table summarizes the operations by major operating segment for the six months and quarter ended June 30, 2004 and 2003:

	Six Months		Three Months
	Ended June 30,		Ended June 30,

Operating Segments	2004	2003	2004	2003
(in millions)	(Restated)	(Restated)	(Restated)	(Restated)

Revenues(a):
General Insurance(b)	$20,280	$15,883	$10,205	$8,254
Life Insurance & Retirement Services(c)	21,295	17,702	10,772	8,656
Financial Services(d)	3,153	2,233	1,365	1,446
Asset Management(e)	2,226	1,701	1,194	837
Other	(74)	(122)	(31)	12

Consolidated	$46,880	$37,397	$23,505	$19,205

Operating income (loss)(a)(f):
General Insurance	$2,885	$2,171	$1,444	$1,185
Life Insurance & Retirement Services	4,083	3,167	2,298	1,445
Financial Services	554	(248)	9	128
Asset Management	785	421	432	219
Other(g)	(395)	(569)	(210)	(241)

Consolidated	$7,912	$4,942	$3,973	$2,736

(a)	Revenues and operating income reflect the adjustments necessary pursuant to FAS 133. See Restatement of Previously Issued Financial Statements – Accounting for Derivatives (FAS 133 Hedge Accounting).
(b)	Represents the sum of General Insurance net premiums earned, net investment income and realized capital gains (losses).

(c)	Represents the sum of Life Insurance & Retirement Services GAAP premiums, net investment income and realized capital gains (losses).

(d)	Represents interest, lease and finance charges.

(e)	Represents management and advisory fees, and net investment income with respect to guaranteed investment contracts (GICs).

(f)	Represents income before income taxes, minority interest and cumulative effect of an accounting change.

(g)	Represents other income (deductions) – net and other realized capital gains (losses).

The following table summarizes AIG’s General Insurance operations by major operating unit for the six months and quarter ended June 30, 2004 and 2003:

	Six Months		Three Months
	Ended June 30,		Ended June 30,

General Insurance	2004	2003	2004	2003
(in millions)	(Restated)	(Restated)	(Restated)	(Restated)

Revenues:
Domestic Brokerage Group	$11,064	$8,531	$5,550	$4,503
Transatlantic	1,943	1,589	971	831
Personal Lines	2,201	1,828	1,112	925
Mortgage Guaranty	320	334	158	156
Foreign General	4,736	3,638	2,405	1,866
Reclassifications and Eliminations	16	(37)	9	(27)

Total General Insurance	$20,280	$15,883	$10,205	$8,254

	Six Months		Three Months
	Ended June 30,		Ended June 30,

General Insurance	2004	2003	2004	2003
(in millions)	(Restated)	(Restated)	(Restated)	(Restated)

Operating Income:
Domestic Brokerage Group	$1,098	$1,079	$542	$661
Transatlantic	231	177	114	96
Personal Lines	199	157	101	60
Mortgage Guaranty	212	222	116	111
Foreign General	1,129	573	561	284
Reclassifications and Eliminations	16	(37)	10	(27)

Total General Insurance	$2,885	$2,171	$1,444	$1,185

The following table summarizes AIG’s Life Insurance & Retirement Services operations by major operating unit for the six months and quarter ended June 30, 2004 and 2003:

	Six Months		Three Months
	Ended June 30,		Ended June 30,
Life Insurance &
Retirement Services	2004	2003	2004	2003
(in millions)	(Restated)	(Restated)	(Restated)	(Restated)

Revenues(a):
Foreign:
AIA, AIRCO and Nan Shan	$7,421	$6,624	$3,680	$3,286
ALICO, AIG Star Life and AIG Edison Life	6,100	3,992	3,235	2,053
Philamlife and Other	229	219	112	64
Domestic:
AGLA and AG Life(b)	4,376	4,083	2,282	1,889
VALIC, AIG Annuity and AIG SunAmerica(c)	3,169	2,784	1,463	1,364

Total Life Insurance & Retirement Services	$21,295	$17,702	$10,772	$8,656

Operating Income (loss):
Foreign:
AIA, AIRCO and Nan Shan	$1,130	$986	$639	$542
ALICO, AIG Star Life and AIG Edison Life	1,249	816	872	426
Other	43	46	15	(24)
Domestic:
AGLA and AG Life(b)	681	573	424	174
VALIC, AIG Annuity and AIG SunAmerica(c)	980	746	348	327

Total Life Insurance & Retirement Services	$4,083	$3,167	$2,298	$1,445

(a)	Represents the sum of Life Insurance & Retirement Services GAAP premiums, net investment income, and realized capital gains (losses).

(b)	Includes the life operations of AIG Life Insurance Company and American International Life Assurance Company of New York.

(c)	“AIG SunAmerica” represents the annuity operations of AIG SunAmerica Life Assurance Company, as well as those of First SunAmerica Life Insurance Company and SunAmerica Life Insurance Company.

American International Group, Inc. and Subsidiaries

3.	Segment Information (continued)

The following table summarizes AIG’s Financial Services operations by major operating unit for the six months and quarter ended June 30, 2004 and 2003:

			Three Months
	Six Months Ended		Ended
	June 30,		June 30,

Financial Services	2004	2003	2004	2003
(in millions)	(Restated)	(Restated)	(Restated)	(Restated)

Revenues(a):
Aircraft Finance(b)	$1,562	$1,487	$810	$765
Capital Markets(c)(d)	122	(609)	(195)	(8)
Consumer Finance(e)	1,416	1,293	723	654
Other	53	62	27	35

Total Financial Services	$3,153	$2,233	$1,365	$1,446

Operating income (loss)(a):
Aircraft Finance	$331	$376	$151	$175
Capital Markets(d)	(196)	(952)	(363)	(216)
Consumer Finance	385	296	202	154
Other	34	32	19	15

Total Financial Services	$554	$(248)	$9	$128

(a)	Includes the unrealized gain (loss) attributable to economic hedges not qualifying for hedge accounting treatment under FAS 133, including the related foreign exchange gains and losses. For the first six months and second quarter ended June 30, 2004 and 2003, the effect was $(11) million and $(31) million, and $18 million and $(8) million, respectively, in operating income for Aircraft Finance and $(516) million and $(553) million, and $(1.30) billion and $(439) million, respectively, in both revenues and operating income for Capital Markets.

(b)	Revenues were primarily from ILFC aircraft lease rentals.

(c)	Revenues, shown net of interest expense, were primarily from AIGFP hedged proprietary positions entered into in connection with counterparty transactions and the effect of not qualifying for hedge accounting as described in (a) above.

(d)	Certain transactions entered into by AIGFP generate tax credits and benefits which are shown in the income tax line on the consolidated statement of income. Thus, this source of income is not reflected in the revenues and operating income categories. The amount of tax credits and benefits for the first six months and second quarter ended June 30, 2004 and 2003 are $64 million and $29 million, and $64 million and $35 million, respectively.

(e)	Revenues were primarily finance charges.

The following table summarizes AIG’s Asset Management revenues and operating income for the six months and quarter ended June 30, 2004 and 2003:

	Six Months		Three Months
	Ended June 30,		Ended June 30,

Asset Management	2004	2003	2004	2003
(in millions)	(Restated)	(Restated)	(Restated)	(Restated)

Revenues:
Guaranteed Investment Contracts	$1,504	$1,275	$774	$628
Institutional Asset Management(a)	475	290	292	139
Brokerage Services and Mutual Funds	123	98	62	50
Other	124	38	66	20

Total Asset Management	$2,226	$1,701	$1,194	$837

Operating income:
Guaranteed Investment Contracts	$490	$289	$267	$152
Institutional Asset Management(a)(b)	141	74	86	37
Brokerage Services and Mutual Funds	37	24	17	12
Other	117	34	62	18

Total Asset Management	$785	$421	$432	$219

(a)	Includes AIG Global Investment Group and certain smaller asset management operations.

(b)	Includes the results of certain AIG managed private equity and real estate funds that are consolidated effective December 31, 2003 pursuant to FIN46R, “Consolidation of Variable Interest Entities”. For the first six months and second quarter of 2004, operating income includes $32 million and $28 million, respectively, of third-party limited partner earnings offset as an expense in Minority interest.

4.	Earnings Per Share

Earnings per share of AIG are based on the weighted average number of common shares outstanding during the period.

Computation of Earnings Per Share:

	Six Months		Three Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003
(in millions, except per share amounts)	(Restated)	(Restated)	(Restated)	(Restated)

Numerator for basic earnings per share:
Income before cumulative effect of an accounting change	$5,350	$3,420	$2,650	$1,895
Cumulative effect of an accounting change, net of tax	(144)	–	–	–

Net income applicable to common stock	$5,206	$3,420	$2,650	$1,895

American International Group, Inc. and Subsidiaries

4.	Earnings Per Share (continued)

	Six Months		Three Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003
(in millions, except per share amounts)	(Restated)	(Restated)	(Restated)	(Restated)

Denominator for basic earnings per share:
Average shares outstanding used in the computation of per share earnings:
Common stock issued	2,752	2,752	2,752	2,752
Common stock in treasury	(143)	(142)	(144)	(142)

Average shares outstanding – basic	2,609	2,610	2,608	2,610

Numerator for diluted earnings per share:
Income before cumulative effect of an accounting change	$5,350	$3,420	$2,650	$1,895
Cumulative effect of an accounting change, net of tax	(144)	–	–	–

Net income applicable to common stock	5,206	3,420	2,650	1,895

Interest on contingently convertible bonds, net of tax(a)	6	5	3	2

Adjusted net income applicable to common stock(a)	$5,212	$3,425	$2,653	$1,897

Denominator for diluted earnings per share:
Average shares outstanding	2,609	2,610	2,608	2,610
Incremental shares from potential common stock:
Average number of shares arising from outstanding employee stock plans (treasury stock method)(b)	23	18	23	18
Contingently convertible bonds(a)	9	9	9	9

Adjusted average shares outstanding – diluted	2,641	2,637	2,640	2,637

Earnings per share:
Basic
Income before cumulative effect of an accounting change	$2.06	$1.31	$1.02	$0.73
Cumulative effect of an accounting change, net of tax	(0.06)	–	–	–
Net income	$2.00	$1.31	$1.02	$0.73

Diluted:
Income before cumulative effect of an accounting change	$2.04	$1.30	$1.01	$0.72
Cumulative effect of an accounting change, net of tax	(0.06)	–	–	–
Net income	$1.98	$1.30	$1.01	$0.72

(a)	Assumes conversion of contingently convertible bonds due to the adoption of EITF Issue No. 04-8, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share.”

(b)	Certain shares issuable pursuant to employee stock plans were not included in the computation of diluted earnings per share where the exercise price of the options exceeded the average market price and would have been antidilutive. The number of shares excluded were 7.9 million and 25.3 million for the first six months of 2004 and 2003, respectively.

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

     The effect with respect to stock-based compensation pursuant to Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment to FASB Statement No. 123”, was approximately $0.01 per share for the first six months of 2004, and less than $0.005 per share for the second quarter of 2004.

     The quarterly dividend rate per common share, commencing with the dividend payable September 17, 2004 is $0.075.

American International Group, Inc. and Subsidiaries

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

     In the past, participation in the SICO Plans by any person, and the amount of such participation, was at the sole discretion of SICO’s Board of Directors. None of the costs of the various benefits provided under the SICO Plans have been paid by AIG, although in its restated financial statements, AIG has recorded a charge to reported earnings in the periods restated for the deferred compensation amounts paid to AIG employees by SICO, with an offsetting entry to additional paid-in capital reflecting amounts deemed contributed by SICO. The SICO Plans provide that shares currently owned by SICO may be set aside by SICO for the benefit of the participant and distributed upon retirement. The SICO Board of Directors may permit an early payout under certain circumstances. Prior to payout, the participant is not entitled to vote, dispose of or receive dividends with respect to such shares, and shares are subject to forfeiture under certain conditions, including but not limited to the participant’s voluntary termination of employment with AIG prior to normal retirement age. In addition, SICO’s Board of Directors may elect to pay a participant cash in lieu of shares of AIG common stock.

     SICO has also provided certain personal benefits to AIG employees. The cost of such benefits, primarily attributable to personal use of corporate aircraft, has not been included in compensation expense.

     Compensation expense with respect to the SICO Plans aggregated $28 million and $138 million for the six months ended June 30, 2004 and 2003, respectively.

6.	Ownership and Transactions With Related Parties

(a) Ownership: The directors and officers of AIG, together with C.V. Starr & Co., Inc. (Starr), a private holding company, The Starr Foundation and SICO, a private holding company, owned or otherwise controlled approximately 19 percent of the voting stock of AIG at December 31, 2003.

     Five directors of AIG served as directors of Starr and SICO as of June 30, 2004 and December 31, 2003. Since June 8, 2005, no director of AIG has served as a director of Starr or SICO.

     (b) Transactions with Related Parties: During the ordinary course of business, AIG and its subsidiaries pay commissions to Starr and its subsidiaries for the production and management of insurance business. There are no significant receivables from/payables to related parties at June 30, 2004.

7.	Commitments and Contingent Liabilities

In the normal course of business, various commitments and contingent liabilities are entered into by AIG and certain of its subsidiaries. In addition, AIG guarantees various obligations of certain subsidiaries.

     (a) AIG and certain of its subsidiaries become parties to derivative financial instruments with market risk resulting from both dealer and end user activities and to reduce currency, interest rate, equity and commodity exposures. These instruments are carried at their estimated fair values in the consolidated balance sheet. The vast majority of AIG’s derivative activity is transacted by AIGFP. See also Note 20 in AIG’s 2004 Form 10-K.

     (b) Securities sold, but not yet purchased and spot commodities sold but not yet purchased represent obligations of Capital Markets operations to deliver specified securities and spot commodities at their contracted prices. Capital Markets records a liability to repurchase the securities and spot commodities in the market at prevailing prices.

     AIG has issued unconditional guarantees with respect to the prompt payment, when due, of all present and future payment obligations and liabilities of AIGFP arising from transactions entered into by AIGFP. Revenues for the six months ended June 30, 2004 and 2003 from Capital Markets operations were $122 million and $(609) million, respectively.

     (c) At June 30, 2004, ILFC had committed to purchase 398 new and used aircraft deliverable from 2004 through 2010 at an estimated aggregate purchase price of $22.7 billion and had options to purchase 10 new aircraft at an estimated aggregate purchase price of $689 million. ILFC will be required to find customers for any aircraft acquired, and it must arrange financing for portions of the purchase price of such equipment.

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

American International Group, Inc. and Subsidiaries

7.	Commitments and Contingent Liabilities (continued)

injuries from asbestos. Estimation of asbestos and environmental claims loss reserves is a difficult process, as these claims, which emanate from policies written in 1984 and prior years, cannot be estimated by conventional reserving techniques. Asbestos and environmental claims development is affected by factors such as inconsistent court resolutions, the broadening of the intent of policies and scope of coverage and increasing number of new claims. AIG, together with other industry members, has and will continue to litigate the broadening judicial interpretation of policy coverage and the liability issues. If the courts continue in the future to expand the intent of the policies and the scope of the coverage, as they have in the past, additional liabilities would emerge for amounts in excess of reserves held. This emergence cannot now be reasonably estimated, but could have a material effect on AIG’s future operating results. The reserves carried for these claims at June 30, 2004 were $1.91 billion gross; $621 million net. In the fourth quarter of 2004 AIG increased its estimates for asbestos and environmental reserves by $1.45 billion gross and $850 million net of reinsurance. See footnote 1(cc) to Notes to Financial Statements in AIG’s 2004 Form 10-K.

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

     (f) On June 27, 2005, AIG entered into agreements pursuant to which AIG agrees, subject to certain conditions, to (i) make any payment that is not promptly paid with respect to the benefits accrued by certain employees of AIG and its subsidiaries under the SICO Plans (as defined in Note 5 herein) and (ii) make any payment to the extent not promptly paid by Starr with respect to amounts that become payable to certain employees of AIG and its subsidiaries who are also stockholders of Starr after the giving of a notice of repurchase or redemption under Starr’s organizational documents.

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

     (i) On October 14, 2004, the Office of the Attorney General of the State of New York (NYAG) brought a lawsuit challenging certain insurance brokerage practices related to contingent commissions. Neither AIG nor any of its subsidiaries is a defendant in that action, although two employees of an AIG subsidiary pleaded guilty in connection with the Attorney General’s investigation in October 2004, and two additional employees of the same subsidiary pleaded guilty in February 2005. AIG has cooperated, and will continue to cooperate, in the investigation. Regulators from several addi-

American International Group, Inc. and Subsidiaries

 7. Commitments and Contingent Liabilities (continued)

tional states have commenced investigations into the same matters, and AIG expects there will be additional investigations as well. Various parties, including insureds and shareholders, have also asserted putative class action and other claims against AIG or its subsidiaries alleging, among other things, violations of the antitrust and federal securities laws, and AIG expects that additional claims may be made.

     In February 2005, AIG received subpoenas from the NYAG and the SEC relating to investigations into the use of non-traditional insurance products and certain assumed reinsurance transactions and AIG’s accounting for such transactions. The United States Department of Justice and various state regulators are also investigating related issues. AIG has cooperated, and will continue to cooperate, in producing documents and other information in response to the subpoenas. As more fully described in Note 2 herein, AIG has concluded that the accounting for certain transactions and certain relationships needed to be restated or adjusted.

     A number of lawsuits have been filed regarding the subject matter of the investigations of insurance brokerage practices, including derivative actions, individual actions and class actions under the federal securities laws, Racketeer Influenced and Corrupt Organizations Act (RICO), Employee Retirement Income Security Act (ERISA) and state common and corporate laws in both federal and state courts, including the federal district court in the Southern District of New York, in the Commonwealth of Massachusetts Superior Court and in Delaware Chancery Court. All of these actions generally allege that AIG and its subsidiaries violated the law by allegedly concealing a scheme to “rig bids” and “steer” business between insurance companies and insurance brokers as described above.

     Between October 19, 2004 and August 1, 2005, AIG or its subsidiaries were named as a defendant in thirteen complaints that were filed in federal court and two that were originally filed in state court (Massachusetts and Florida) and removed to federal court. These cases generally allege that AIG and its subsidiaries violated federal and various state antitrust laws, as well as federal RICO laws, various state deceptive and unfair practice laws and certain state laws governing fiduciary duties. The alleged basis of these claims is that there was a conspiracy between insurance companies and insurance brokers with regard to the bidding practices for insurance coverage in certain sectors of the insurance industry. The Judicial Panel on Multidistrict Litigation entered an order consolidating most of these cases and transferring them to the United States District Court for the District of New Jersey. The remainder of these cases are in the process of being transferred to the District of New Jersey. On August 1, 2005, the plaintiffs in the multidistrict litigation filed a First Consolidated Amended Commercial Class Action Complaint, which, in addition to the previously named AIG defendants, names new AIG subsidiaries as defendants. Also on August 1, 2005, AIG and a subsidiary were named as defendants in a First Consolidated Amended Employee Benefits Complaint filed in the District of New Jersey that adds claims under ERISA. In addition, one complaint was filed in Massachusetts state court and one complaint was filed in Florida state court making claims similar to those in the federal cases above.

     In April and May, amended complaints were filed in the consolidated derivative and securities cases, as well as in one of the ERISA lawsuits, pending in the federal district court in the Southern District of New York adding allegations concerning AIG’s accounting treatment for non-traditional insurance products that have been the subject of AIG’s press releases and are described more fully in Note 2 herein and in AIG’s 2004 Form 10-K. Also in April, new derivative actions were filed in the Delaware Chancery Court, and in July a new derivative action was filed in the Southern District of New York, asserting claims premised on the same allegations concerning AIG’s accounting treatment for non-traditional insurance products. In June, the derivative cases in Delaware were consolidated. AIG’s Board of Directors has appointed a special committee of independent directors to review certain of the matters asserted in the derivative complaints.

     In late 2002, an unrelated derivative action was filed in Delaware Chancery Court in connection with AIG’s transactions with certain entities affiliated with Starr. AIG’s Board of Directors appointed a special committee of independent directors to review the complaint; the special committee has issued a report concluding that it was not in the best interest of AIG or its shareholders to pursue the litigation and moved the Delaware Chancery Court to terminate the litigation. In May 2005, the plaintiff filed an amended complaint which adds additional claims premised on allegations relating to insurance brokerage practices and AIG’s non-traditional insurance products. Plaintiffs in that case have agreed to dismiss newly added allegations unrelated to transactions with entities affiliated with Starr.

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

American International Group, Inc. and Subsidiaries

7.	Commitments and Contingent Liabilities (continued)

     Various federal and state regulatory agencies are reviewing certain other transactions and practices of AIG and its subsidiaries in connection with industry-wide and other inquiries.

     AIG cannot predict the outcome of the matters described above or estimate the potential costs related to these matters and, accordingly, no reserve is being established in AIG’s financial statements at this time. In the opinion of AIG management, AIG’s ultimate liability for the matters referred to above is not likely to have a material adverse effect on AIG’s consolidated financial condition, although it is possible that the effect would be material to AIG’s consolidated results of operations for an individual reporting period.

     (j) On July 8, 2005, Starr International Company, Inc. (SICO) filed a complaint against American International Group, Inc. in the United States District Court for the Southern District of New York. The complaint alleges that AIG is in the possession of items, including artwork, which SICO claims it owns, and seeks an ordered release of those items as well as actual, consequential, punitive and exemplary damages.

     (k) AIG subsidiaries own interests in certain limited liability companies (LLCs) which invest in coal synthetic fuel production facilities. The sale of coal synthetic fuel produced by these facilities generates income tax credits. One of the conditions a taxpayer must meet to qualify for coal synfuel tax credits is that the synfuel production facility must have been “placed in service” before July 1, 1998. On July 1, 2005 Internal Revenue Service (IRS) field agents issued notices of proposed adjustment to the LLCs proposing to disallow all of the credits taken by the LLCs during the years 2001 through 2003. The IRS contends that none of the underlying production facilities were placed in service by the statutory deadline. AIG strongly believes that all the facilities did in fact meet the placed-in-service requirement and, accordingly, no reserve is being established in AIG’s financial statements at this time. Although AIG believes that this issue will be resolved without a material charge to AIG, AIG cannot assure the ultimate outcome of this matter. If this matter were ultimately resolved in a manner unfavorable to AIG, AIG could be prevented from realizing projected future tax credits and could be required to reverse previously utilized tax credits, which could entail payment of substantial additional taxes. Since acquiring the facilities, AIG has recognized approximately $875 million of synfuel tax credits through June 30, 2005.

     Tax credits generated from the production and sale of synthetic fuel under section 29 of the Internal Revenue Code are subject to an annual phase-out provision that is based on the average wellhead price of domestic crude oil. The price range within which the tax credits are phased-out was originally established in 1980 and is adjusted annually for inflation. Depending on the price of domestic crude oil for a particular year, all or a portion of the tax credits generated in that year might be eliminated. Although AIG cannot predict the future price of domestic crude oil for the remainder of 2005 or for years 2006 and 2007 (the final year the tax credits are available), AIG believes that the phase-out provision is unlikely to affect tax credits generated in 2005. AIG has also entered into hedges designed to mitigate a portion of its future exposure to a sustained high price of oil. However, no assurance can be given as to the effectiveness of the hedging in actually reducing such exposure or whether such hedging will continue.

     (l) As a result of pending actions against AIG arising out of the liability of certain DBG companies for taxes, assessments, and surcharges for policies of workers compensation insurance written between 1985 and 1996, AIG has established a reserve in the second quarter of 2005 of $100 million (including interest) to cover estimated liabilities to various states, guarantee funds, and residual market facilities (and the members thereof) relating to these actions.

8.	Employee Benefits

The following table presents the components of the net periodic benefit costs with respect to pensions and other benefits for the six months and quarter ended June 30, 2004 and 2003:

	Pensions			Postretirement

	Non-U.S.	U.S.		Non-U.S.	U.S.
(In millions)	Plans	Plans	Total	Plans	Plans	Total

Six Months Ended June 30, 2004
Components of net period benefit cost:
Service cost	$30	$46	$76	$–	$2	$2
Interest cost	16	80	96	–	8	8
Expected return on assets	(10)	(86)	(96)	–	–	–
Amortization of prior service cost	(1)	2	1	–	(3)	(3)
Amortization of transitional liability	1	–	1	–	–	–
Recognized actuarial loss	10	28	38	–	1	1

Net period benefit cost	$46	$70	$116	$–	$8	$8

American International Group, Inc. and Subsidiaries

8.	Employee Benefit (continued)

	Pensions			Postretirement

	Non-U.S.	U.S.		Non-U.S.	U.S.
(In millions)	Plans	Plans	Total	Plans	Plans	Total

Three Months Ended June 30, 2004
Components of net period benefit cost:
Service cost	$15	$23	$38	$–	$1	$1
Interest cost	8	40	48	–	4	4
Expected return on assets	(5)	(43)	(48)	–	–	–
Amortization of prior service cost	–	1	1	–	(2)	(2)
Amortization of transitional liability	–	–	–	–	–	–
Recognized actuarial loss	5	14	19	–	1	1

Net period benefit cost	$23	$35	$58	$–	$4	$4

Six Months Ended June 30, 2003
Components of net period benefit cost:
Service cost	$26	$40	$66	$–	$2	$2
Interest cost	16	75	91	–	8	8
Expected return on assets	(9)	(72)	(81)	–	–	–
Amortization of prior service cost	(1)	1	–	–	(3)	(3)
Amortization of transitional liability	1	1	2	–	–	–
Recognized actuarial loss	10	31	41	–	1	1
Other	(13)	–	(13)	–	–	–

Net period benefit cost	$30	$76	$106	$–	$8	$8

Three Months Ended June 30, 2003
Components of net period benefit cost:
Service cost	$13	$20	$33	$–	$1	$1
Interest cost	8	37	45	–	4	4
Expected return on assets	(4)	(36)	(40)	–	–	–
Amortization of prior service cost	–	–	–	–	(2)	(2)
Amortization of transitional liability	–	1	1	–	–	–
Recognized actuarial loss	5	15	20	–	1	1
Other	(6)	–	(6)	–	–	–

Net period benefit cost	$16	$37	$53	$–	$4	$4

9.	Recent Accounting Standards

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

     The provisions of FIN 46R were to be applied immediately to VIEs created after January 31, 2003, and to VIEs in which AIG obtains an interest after that date. For VIEs in which AIG holds a variable interest that it acquired before February 1, 2003, FIN 46R was applied as of December 31, 2003. For any VIEs that must be consolidated under FIN 46R that were created before February 1, 2003, the assets, liabilities and noncontrolling interest of the VIEs were initially measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. In accordance with the transition provisions of FIN 46R, AIG recorded a gain of $9 million ($14 million before tax) reported as a cumulative effect of an accounting change for the fourth quarter of 2003 and added approximately $4.7 billion of assets and liabilities in its consolidated balance sheet at December 31, 2003.

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

American International Group, Inc. and Subsidiaries

9.	Recent Accounting Standards (continued)

$144 million ($222 million pretax) to reflect the liability as of January 1, 2004. For the first six months of 2004, the ongoing earnings impact of AIG’s adoption of SOP 03-1 was a $4 million charge ($6 million pretax).

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

     Except as noted above, AIG reports variable contracts through separate and variable accounts when investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contract holder (traditional variable annuities). AIG also reports variable annuity and life contracts through separate and variable accounts where AIG contractually guarantees to the contract holder (variable contracts with guarantees) either (a) total deposits made to the contract less any partial withdrawals plus a minimum return (and in minor instances, no minimum returns), (Net Deposits Plus a Minimum Return) or (b) the highest contract value attained, typically on any anniversary date minus any subsequent withdrawals following the contract anniversary (Highest Contract Value Attained). These guarantees include benefits that are payable in the event of death, annuitization, or in a few other instances, at specified dates during the accumulation period. Such benefits are referred to as guaranteed minimum death benefits (GMDB), guaranteed minimum income benefits (GMIB), and guaranteed minimum withdrawal benefits (GMWB) or guaranteed minimum account value benefits (GMAV), respectively. For AIG, GMDB is by far the most widely offered benefit.

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

     The vast majority of AIG’s exposure on guarantees made to variable contract holders arises from GMDB. Details concerning AIG’s GMDB exposures as of June 30, 2004 are as follows:

	Net Deposits	Highest
	Plus a Minimum	Contract
(in billions)	Return	Value Attained

Account Value(a)	$55	$15
Amount at Risk(b)	9	2
Average Attained Age of Contract Holders by Product	50-70 years	50-70 years

Range of Guaranteed Minimum Return Rates	0-5%	0%

(a)	Included in Policyholders’ Contract Deposits in the Consolidated Balance Sheet.

(b)	Represents the amount of death benefit currently in excess of Account Value.

     The following summarizes GMDB liabilities for guarantees on variable contracts reflected in the general account.

(in millions)

Balance at January 1, 2004*	$479
Reserve increase	63
Benefits paid	(62)

Balance at June 30, 2004	$480

*	Includes amounts from the one-time cumulative accounting charge resulting from the adoption of SOP 03-1.

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

     The following assumptions and methodology were used to determine the domestic and foreign GMDB liability as of June 30, 2004:

•	Data used was up to 5,000 stochastically generated investment performance scenarios.

•	Mean investment performance assumptions ranged from approximately 4 percent to 10 percent depending on the block of business.

•	Volatility assumptions ranged from 16 percent to 27 percent depending on the block of business.

•	Mortality was assumed at between 60 percent and 100 percent of various life and annuity mortality tables.

•	For domestic contracts, lapse rates vary by contract type and duration and ranged from 1 percent to 30 percent.

American International Group, Inc. and Subsidiaries

9.	Recent Accounting Standards (continued)

For Japan, lapse rates ranged from 0 percent to 20 percent depending on the type of contract.

•	For domestic contracts, the discount rate was approximately 8 percent. For Japan, the discount rate ranged from 2 percent to 7 percent.

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

     In December 2003, FASB issued Statement of Financial Accounting Standards No. 132 (Revised), “Employers’ Disclosures About Pensions and Other Post Retirement Benefits”, which revised disclosure requirements with respect to defined benefit plans. See also Note 8.

     At the March 2004 meeting, the Emerging Issue Task Force (EITF) reached a consensus with respect to Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” On September 30, 2004, the FASB issued FASB Staff Position (FSP) EITF No. 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, “The Meaning of Other-Than Temporary Impairment and Its Application to Certain Investments” delaying the effective date of this guidance until the FASB has resolved certain implementation issues with respect to this guidance. The disclosure requirements of EITF 03-1 were previously adopted by AIG as of December 31, 2003 and reflected in the Annual Report on Form 10-K for that year for investments accounted for under FAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” For all other investments within the scope of this Issue, the disclosures are effective for the year ended December 31, 2004.

10.	Information Provided in Connection with Outstanding Debt

The following condensed consolidating financial statements are provided in compliance with Regulation S-X of the Securities and Exchange Commission.

(a) American General Corporation (AGC) is a holding company and a wholly owned subsidiary of AIG. AIG provides a full and unconditional guarantee of all outstanding debt of AGC.

American General Corporation:

Condensed Consolidating Balance Sheet

	American
	International
June 30, 2004 (As Restated)	Group, Inc.	AGC	Other		Consolidated
(in millions)	Guarantor	Issuer	Subsidiaries	Eliminations	AIG

Assets:
Invested assets	$1,817	$–	$583,818	$(9,960)	$575,675
Cash	18	–	2,015	–	2,033
Carrying value of subsidiaries and partially owned companies, at equity	71,344	21,620	18,954	(110,361)	1,557
Other assets	2,953	2,598	147,027	(2,111)	150,467

Total assets	$76,132	$24,218	$751,814	$(122,432)	$729,732

Liabilities:
Insurance liabilities	$424	$–	$394,708	$(28)	$395,104
Debt	3,926	2,674	91,424	(10,801)	87,223
Other liabilities	492	4,028	172,773	(1,370)	175,923

Total liabilities	4,842	6,702	658,905	(12,199)	658,250

Preferred shareholders’ equity in subsidiary companies	–	–	192	–	192
Total shareholders’ equity	71,290	17,516	92,717	(110,233)	71,290

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$76,132	$24,218	$751,814	$(122,432)	$729,732

American International Group, Inc. and Subsidiaries

10.	Information Provided in Connection with Outstanding Debt (continued)

	American
	International
December 31, 2003 (As Restated)	Group, Inc.	AGC	Other		Consolidated
(in millions)	Guarantor	Issuer	Subsidiaries	Eliminations	AIG

Assets:
Invested assets	$1,811	$–	$527,475	$(10,500)	$518,786
Cash	19	–	903	–	922
Carrying value of subsidiaries and partially owned companies, at equity	69,718	21,489	11,126	(100,913)	1,420
Other assets	2,662	2,602	148,604	(843)	153,025

Total assets	$74,210	$24,091	$688,108	$(112,256)	$674,153

Liabilities:
Insurance liabilities	$358	$–	$357,463	$(31)	$357,790
Debt	3,932	2,824	83,416	(9,963)	80,209
Other liabilities	(110)	3,849	163,651	(1,458)	165,932

Total liabilities	4,180	6,673	604,530	(11,452)	603,931

Preferred shareholders’ equity in subsidiary companies	–	–	192	–	192
Total shareholders’ equity	70,030	17,418	83,386	(100,804)	70,030

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$74,210	$24,091	$688,108	$(112,256)	$674,153

Condensed Consolidating Statement of Income

	American
	International
Six Months Ended June 30, 2004 (As Restated)	Group, Inc.		AGC		Other		Consolidated
(in millions)	Guarantor		Issuer		Subsidiaries	Eliminations	AIG

Operating income (loss)	$(34	) (a)	$(41	) (b)	$7,987 (c)	$–	$7,912 (d)
Equity in undistributed net income of consolidated subsidiaries	4,834		1,111		–	(5,945)	–
Dividend income from consolidated subsidiaries	641		40		–	(681)	–
Income taxes (benefits)	235		(14)		2,166	–	2,387
Minority interest	–		–		(175)	–	(175)
Cumulative effect of an accounting change, net of tax	–		–		(144)	–	(144)

Net income (loss)	$5,206		$1,124		$5,502	$(6,626)	$5,206

	American
	International
Six Months Ended June 30, 2003 (As Restated)	Group, Inc.		AGC		Other			Consolidated
(in millions)	Guarantor		Issuer		Subsidiaries		Eliminations	AIG

Operating income (loss)	$(112	) (e)	$(40	) (f)	$5,094	(g)	$–	$4,942	(h)
Equity in undistributed net income of consolidated subsidiaries	3,027		794		–		(3,821)	–
Dividend income from consolidated subsidiaries	541		108		–		(649)	–
Income taxes (benefits)	36		(3)		1,365		–	1,398
Minority interest	–		–		(124)		–	(124)

Net income (loss)	$3,420		$865		$3,605		$(4,470)	$3,420

(a)	Includes other income (deductions) — net and other realized capital gains (losses) of $(164) million for the six months ended June 30, 2004.
(b)	Includes other income (deductions) — net and other realized capital gains (losses) of $(41) million for the six months ended June 30, 2004.
(c)	Includes other income (deductions) — net and other realized capital gains (losses) of $(190) million for the six months ended June 30, 2004.
(d)	Includes other income (deductions) — net and other realized capital gains (losses) of $(395) million for the six months ended June 30, 2004.
(e)	Includes other income (deductions) — net and other realized capital gains (losses) of $(284) million for the six months ended June 30, 2003.
(f)	Includes other income (deductions) — net and other realized capital gains (losses) of $(40) million for the six months ended June 30, 2003.
(g)	Includes other income (deductions) — net and other realized capital gains (losses) of $(245) million for the six months ended June 30, 2003.
(h)	Includes other income (deductions) — net and other realized capital gains (losses) of $(569) million for the six months ended June 30, 2003.

American International Group, Inc. and Subsidiaries

10.	Information Provided in Connection with Outstanding Debt (continued)

	American
	International
Three Months Ended June 30, 2004 (As Restated)	Group, Inc.		AGC		Other			Consolidated
(in millions)	Guarantor		Issuer		Subsidiaries		Eliminations	AIG

Operating income (loss)	$(132	) (a)	$(11	) (b)	$4,116	(c)	$–	$3,973	(d)
Equity in undistributed net income of consolidated subsidiaries	2,537		545		–		(3,082)	–
Dividend income from consolidated subsidiaries	319		16		–		(335)	–
Income taxes (benefits)	74		(3)		1,147		–	1,218
Minority interest	–		–		(105)		–	(105)

Net income (loss)	$2,650		$553		$2,864		$(3,417)	$2,650

	American
	International
Three Months Ended June 30, 2003 (As Restated)	Group, Inc.		AGC		Other			Consolidated
(in millions)	Guarantor		Issuer		Subsidiaries		Eliminations	AIG

Operating income (loss)	$9	(e)	$(40	) (f)	$2,767	(g)	$–	$2,736	(h)
Equity in undistributed net income of consolidated subsidiaries	1,525		295		–		(1,820)	–
Dividend income from consolidated subsidiaries	333		103		–		(436)	–
Income taxes (benefits)	(28)		(14)		820		–	778
Minority interest	–		–		(63)		–	(63)

Net income (loss)	$1,895		$372		$1,884		$(2,256)	$1,895

(a)	Includes other income (deductions) — net and other realized capital gains (losses) of $(181) million for the three months ended June 30, 2004.
(b)	Includes other income (deductions) — net and other realized capital gains (losses) of $(11) million for the three months ended June 30, 2004.
(c)	Includes other income (deductions) — net and other realized capital gains (losses) of $(18) million for the three months ended June 30, 2004.
(d)	Includes other income (deductions) — net and other realized capital gains (losses) of $(210) million for the three months ended June 30, 2004.
(e)	Includes other income (deductions) — net and other realized capital gains (losses) of $(103) million for the three months ended June 30, 2003.
(f)	Includes other income (deductions) — net and other realized capital gains (losses) of $(40) million for the three months ended June 30, 2003.
(g)	Includes other income (deductions) — net and other realized capital gains (losses) of $(98) million for the three months ended June 30, 2003.
(h)	Includes other income (deductions) — net and other realized capital gains (losses) of $(241) million for the three months ended June 30, 2003.

American International Group, Inc. and Subsidiaries

10.	Information Provided in Connection with Outstanding Debt (continued)

Condensed Consolidating Statements of Cash Flow

	American
	International
Six Months Ended June 30, 2004 (As Restated)	Group, Inc.	AGC	Other	Consolidated
(in millions)	Guarantor	Issuer	Subsidiaries	AIG

Net cash provided by operating activities	$891	$550	$12,504	$13,945

Cash flows from investing:
Invested assets disposed	184	–	99,851	100,035
Invested assets acquired	(176)	–	(134,959)	(135,135)
Other	(192)	(362)	217	(337)

Net cash used in investing activities	(184)	(362)	(34,891)	(35,437)

Cash flows from financing activities:
Change in debts	(26)	(150)	7,154	6,978
Other	(572)	(38)	16,275	15,665

Net cash provided by (used in) financing activities	(598)	(188)	23,429	22,643

Change in cumulative translation adjustments	(110)	–	70	(40)

Change in cash	(1)	–	1,112	1,111
Cash at beginning of period	19	–	903	922

Cash at end of period	$18	$–	$2,015	$2,033

	American
	International
Six Months Ended June 30, 2003 (As Restated)	Group, Inc.	AGC	Other	Consolidated
(in millions)	Guarantor	Issuer	Subsidiaries	AIG

Net cash provided by operating activities	$184	$609	$9,785	$10,578

Cash flows from investing:
Invested assets disposed	4	–	79,174	79,178
Invested assets acquired	(976)	–	(101,866)	(102,842)
Other	(392)	(195)	25	(562)

Net cash used in investing activities	(1,364)	(195)	(22,667)	(24,226)

Cash flows from financing activities:
Change in debts	1,324	(377)	4,359	5,306
Other	(152)	(38)	7,790	7,600

Net cash provided by (used in) financing activities	1,172	(415)	12,149	12,906

Change in cumulative translation adjustments	(1)	–	413	412

Change in cash	(9)	(1)	(320)	(330)
Cash at beginning of period	18	1	1,146	1,165

Cash at end of period	$9	$–	$826	$835

American International Group, Inc. and Subsidiaries

10.	Information Provided in Connection with Outstanding Debt (continued)

(b) AIG Liquidity Corp. is a wholly owned subsidiary of AIG. AIG provides a full and unconditional guarantee of all obligations of AIG Liquidity Corp., which commenced operations in 2003.

AIG Liquidity Corp.:

Condensed Consolidating Balance Sheet

	American
	International	AIG
June 30, 2004 (As Restated)	Group, Inc.	Liquidity		Other		Consolidated
(in millions)	Guarantor	Corp.		Subsidiaries	Eliminations	AIG

Assets:
Invested assets	$1,817	$	*	$583,818	$(9,960)	$575,675
Cash	18		*	2,015	–	2,033
Carrying value of subsidiaries and partially owned companies, at equity	71,344		–	40,574	(110,361)	1,557
Other assets	2,953		*	149,625	(2,111)	150,467

Total assets	$76,132	$	*	$776,032	$(122,432)	$729,732

Liabilities:
Insurance liabilities	$424		$–	$394,708	$(28)	$395,104
Debt	3,926		*	94,098	(10,801)	87,223
Other liabilities	492		*	176,801	(1,370)	175,923

Total liabilities	4,842		*	665,607	(12,199)	658,250

Preferred shareholders’ equity in subsidiary companies	–		–	192	–	192
Total shareholders’ equity	71,290		*	110,233	(110,233)	71,290

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$76,132	$	*	$776,032	$(122,432)	$729,732

*	Amounts significantly less than $1 million.

	American
	International	AIG
December 31, 2003 (As Restated)	Group, Inc.	Liquidity		Other		Consolidated
(in millions)	Guarantor	Corp.		Subsidiaries	Eliminations	AIG

Assets:
Invested assets	$1,811	$	*	$527,475	$(10,500)	$518,786
Cash	19		*	903	–	922
Carrying value of subsidiaries and partially owned companies, at equity	69,718		–	32,615	(100,913)	1,420
Other assets	2,662		*	151,206	(843)	153,025

Total assets	$74,210	$	*	$712,199	$(112,256)	$674,153

Liabilities:
Insurance liabilities	$358		$–	$357,463	$(31)	$357,790
Debt	3,932		*	86,240	(9,963)	80,209
Other liabilities	(110)		*	167,500	(1,458)	165,932

Total liabilities	4,180		*	611,203	(11,452)	603,931

Preferred shareholders’ equity in subsidiary companies	–		–	192	–	192
Total shareholders’ equity	70,030		*	100,804	(100,804)	70,030

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$74,210	$	*	$712,199	$(112,256)	$674,153

*	Amounts significantly less than $1 million.

American International Group, Inc. and Subsidiaries

10.	Information Provided in Connection with Outstanding Debt (continued)

Condensed Consolidating Statement of Income

	American
	International		AIG
Six Months Ended June 30, 2004 (As Restated)	Group, Inc.		Liquidity	Other		Consolidated
(in millions)	Guarantor		Corp.	Subsidiaries	Eliminations	AIG

Operating income (loss)	$(34	) (a)	$ *	$7,946 (b)	$–	$7,912 (c)
Equity in undistributed net income of consolidated subsidiaries	4,834		–	1,111	(5,945)	–
Dividend income from consolidated subsidiaries	641		–	40	(681)	–
Income taxes	235		*	2,152	–	2,387
Minority interest	–		–	(175)	–	(175)
Cumulative effect of an accounting change, net of tax	–		–	(144)	–	(144)

Net income (loss)	$5,206		$ *	$6,626	$(6,626)	$5,206

*	Amounts significantly less than $1 million.

	American
	International		AIG
Three Months Ended June 30, 2004 (As Restated)	Group, Inc.		Liquidity	Other			Consolidated
(in millions)	Guarantor		Corp.	Subsidiaries		Eliminations	AIG

Operating income (loss)	$(132	) (d)	$ *	$4,105	(e)	$–	$3,973	(f)
Equity in undistributed net income of consolidated subsidiaries	2,537		–	545		(3,082)	–
Dividend income from consolidated subsidiaries	319		–	16		(335)	–
Income taxes	74		*	1,144		–	1,218
Minority interest	–		–	(105)		–	(105)

Net income (loss)	$2,650		$ *	$3,417		$(3,417)	$2,650

*	Amounts significantly less than $1 million.

(a)	Includes other income (deductions) — net and other realized capital gains (losses) of $(164) million for the six months ended June 30, 2004.
(b)	Includes other income (deductions) — net and other realized capital gains (losses) of $(231) million for the six months ended June 30, 2004.
(c)	Includes other income (deductions) — net and other realized capital gains (losses) of $(395) million for the six months ended June 30, 2004.
(d)	Includes other income (deductions) — net and other realized capital gains (losses) of $(181) million for the three months ended June 30, 2004.
(e)	Includes other income (deductions) — net and other realized capital gains (losses) of $(29) million for the three months ended June 30, 2004.
(f)	Includes other income (deductions) — net and other realized capital gains (losses) of $(210) million for the three months ended June 30, 2004.

Condensed Consolidating Statements of Cash Flow

	American
	International	AIG
Six Months Ended June 30, 2004	Group, Inc.	Liquidity	Other	Consolidated
(in millions)	Guarantor	Corp.	Subsidiaries	AIG

Net cash provided by operating activities	$891	$ *	$13,054	$13,945

Cash flows from investing:
Invested assets disposed	184	–	99,851	100,035
Invested assets acquired	(176)	–	(134,959)	(135,135)
Other	(192)	*	(145)	(337)

Net cash used in investing activities	(184)	*	(35,253)	(35,437)

Cash flows from financing activities:
Change in debts	(26)	–	7,004	6,978
Other	(572)	*	16,237	15,665

Net cash provided by (used in) financing activities	(598)	*	23,241	22,643

Change in cumulative translation adjustments	(110)	–	70	(40)

Change in cash	(1)	*	1,112	1,111
Cash at beginning of period	19	–	903	922

Cash at end of period	$18	$ *	$2,015	$2,033

*	Amounts significantly less than $1 million.

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

     Restatement. AIG has restated its financial statements for the years ended December 31, 2003, 2002, 2001 and 2000, the quarters ended March 31, June 30 and September 30, 2004 and 2003 and the quarter ended December 31, 2003. See Selected Financial Data, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 of Notes to Financial Statements in the 2004 Form 10-K and Note 2 of Notes to Financial Statements included herein for a discussion of the restatement and a reconciliation of previously reported amounts to the restated amounts for the years ended December 31, 2003, 2002, 2001 and 2000, and the quarterly and six month periods ended June 30, 2004 and 2003.

Overview of Operations and Business Results

AIG’s operations in 2004 were conducted by its subsidiaries principally through four operating segments: General Insurance, Life Insurance & Retirement Services, Financial Services and Asset Management. All financial information herein gives effect to the restatement and adjustments for changes in estimate described in “Restatement of Previously Issued Financial Statements,” herein. Through these segments, AIG provided insurance and investment products and services to both businesses and individuals in over 130 countries and jurisdictions. This geographic product and service diversification is one of AIG’s major strengths and sets it apart from its competitors. Although regional economic downturns or political upheaval could negatively affect parts of AIG’s operations, AIG believes that this diversification makes it unlikely that regional difficulties would have a material impact on its operating results, financial condition or liquidity.

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

     AIG’s performance in the first six months of 2004 reflects implementation of various long-term strategies and defined goals in its various operating segments.

     A primary goal of AIG in managing its General Insurance operations is to achieve an underwriting profit – main-

American International Group, Inc. and Subsidiaries

taining a combined loss and expense ratio under 100. To achieve this end, AIG is disciplined in its risk selection and premiums must be adequate and terms and conditions appropriate to cover the risk accepted. AIG believes in strict control of expenses, so it historically had one of the lowest expense ratios in the industry.

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

The following table summarizes AIG’s revenues, income before income taxes, minority interest and cumulative effect of an accounting change and net income for the six months ended June 30, 2004 and 2003:

	2004	2003
(in millions)	(Restated)	(Restated)

Total revenues	$46,880	$37,397

Income before income taxes, minority interest and cumulative effect of an accounting change	7,912	4,942

Net income	$5,206	$3,420

Consolidated Results

The 25.4 percent growth in revenues in the first six months of 2004 was primarily attributable to the growth in net premiums earned from global General Insurance operations as well as growth in both General Insurance and Life Insurance & Retirement Services net investment income and Life Insurance & Retirement Services GAAP premiums.

     AIG’s income before income taxes, minority interest and cumulative effect of an accounting change increased 60.1 percent in the first six months of 2004 when compared to the same period of 2003. General Insurance and Life Insurance & Retirement Services operating income gains and improved Financial Services results generated the increase over 2003 in both pretax income and net income.

American International Group, Inc. and Subsidiaries

The following table summarizes the operations of each principal segment for the six months ended June 30, 2004 and 2003. See also Note 3 of Notes to Financial Statements.

	2004	2003
(in millions)	(Restated)	(Restated)

Revenues(a):
General Insurance(b)	$20,280	$15,883
Life Insurance & Retirement Services(c)	21,295	17,702
Financial Services(d)	3,153	2,233
Asset Management(e)	2,226	1,701
Other	(74)	(122)

Consolidated	$46,880	$37,397

Operating Income (loss)(a)(f):
General Insurance	$2,885	$2,171
Life Insurance & Retirement Services	4,083	3,167
Financial Services	554	(248)
Asset Management	785	421
Other(g)	(395)	(569)

Consolidated	$7,912	$4,942

(a)	Revenues and operating income reflect the adjustments necessary pursuant to FAS 133. See Restatement of Previously Issued Financial Statements – Accounting for Derivatives (FAS 133 Hedge Accounting).
(b)	Represents the sum of General Insurance net premiums earned, net investment income and realized capital gains (losses).
(c)	Represents the sum of Life Insurance & Retirement Services GAAP premiums, net investment income and realized capital gains (losses).
(d)	Represents interest, lease and finance charges.
(e)	Represents management and advisory fees, and net investment income with respect to GICs.
(f)	Represents income before income taxes, minority interest and cumulative effect of an accounting change.

(g)	Represents other income (deductions) – net and other realized capital gains (losses).

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

     Life Insurance & Retirement Services operating income increased by 28.9 percent in the first six months of 2004 compared to the same period of 2003. This increase resulted from growth in each of AIG’s principal Life Insurance & Retirement Services businesses.

Financial Services

AIG’s Financial Services subsidiaries engage in diversified activities including aircraft leasing, capital market transactions, consumer finance and insurance premium financing.

     Financial Services operating income increased in the first six months of 2004 compared to the same period in 2003 primarily due to the fluctuation in earnings resulting from derivative activities that did not qualify for hedge accounting under FAS 133. Offsetting this increase is the effect of ILFC’s disposition of approximately $2 billion in aircraft through securitizations in the third quarter of 2003 and first quarter of 2004. Fluctuations in revenues and operating income from quarter to quarter are not unusual because of the transaction-oriented nature of Capital Markets operations and the effect of the FAS 133 adjustments. Consumer Finance operations increased revenues and operating income, both domestically and internationally.

Asset Management

AIG’s Asset Management operations provide asset management services and sell GICs. These products and services are offered to individuals and institutions, both domestically and overseas.

     Asset Management operating income increased 86.5 percent in the first six months of 2004 when compared to the same period of 2003 as a result of the upturn in worldwide financial markets and a strong global product portfolio.

Capital Resources

At June 30, 2004, AIG had total consolidated shareholders’ equity of $71.29 billion and total consolidated borrowings of $87.22 billion. At that date, $78.09 billion of such borrowings were either not guaranteed by AIG or were matched borrowings under obligations of guaranteed investment agreements (GIAs), liabilities connected to trust preferred stock, or matched notes and bonds payable.

     During the period from January 1, 2004 through July 31, 2004, AIG repurchased in the open market 6,263,200 shares of its common stock.

Liquidity

At June 30, 2004, AIG’s consolidated invested assets included $18.18 billion in cash and short-term investments. Consolidated net cash provided from operating activities in the first six months of 2004 amounted to $13.95 billion. AIG believes that its liquid assets, cash provided by operations and access to short-term funding through commercial paper and bank credit facilities will enable it to meet any anticipated cash requirements.

Critical Accounting Estimates

AIG considers its most critical accounting estimates those with respect to reserves for losses and loss expenses, future policy benefits for life and accident and health contracts, de-

American International Group, Inc. and Subsidiaries

ferred policy acquisition costs, estimated gross profits for investment-oriented products, fair value determinations for certain Capital Markets assets and liabilities and other than temporary declines in the value of investments. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. To the extent actual experience differs from the assumptions used, AIG’s results of operations would be directly affected.

     Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, AIG’s critical accounting estimates are discussed in detail. The major categories for which assumptions are developed and used to establish each critical accounting estimate are highlighted below.

Reserves for Losses and Loss Expenses (General Insurance):

•	Loss trend factors: used to establish expected loss ratios for subsequent accident years based on premium rate adequacy and the projected loss ratio with respect to prior accident years.
•	Expected loss ratios for the latest accident year: in this case, accident year 2003 for the year end 2003 loss reserve analysis. For low frequency, high severity classes such as excess casualty and directors and officers liability (D&O), expected loss ratios generally are utilized for at least the three most recent accident years.
•	Loss development factors: used to project the reported losses for each accident year to an ultimate amount.

Future Policy Benefits for Life and Accident and Health Contracts (Life Insurance & Retirement Services):

•	Interest rates: which vary by geographical region, year of issuance and products.
•	Mortality, morbidity and surrender rates: based upon actual experience by geographical region modified to allow for variation in policy form.

Estimated Gross Profits (Life Insurance & Retirement Services):

•	Estimated gross profits to be realized over the estimated duration of the contracts (investment-oriented products). Estimated gross profits include investment income and gains and losses on investments less required interest, actual mortality and other expenses.

Deferred Policy Acquisition Costs (Life Insurance and Retirement Services):

•	Recoverability based on current and future expected profitability, which is impacted by interest rates, foreign exchange rates, mortality experience, and policy persistency.

Deferred Policy Acquisition Costs (General Insurance):

•	Recoverability based upon the current profitability of the underlying insurance contracts.

Fair Value Determinations of Certain Assets and Liabilities (Financial Services – Capital Markets):

•	Valuation models: utilizing factors, such as market liquidity and current interest, foreign exchange and volatility rates.
•	AIG attempts to secure reliable and independent current market price data, such as published exchange rates from external subscription services such as Bloomberg or Reuters or third-party broker quotes for use in this model. When such prices are not available, AIG uses an internal methodology, which includes interpolation from verifiable prices from trades occurring on dates nearest to the dates of the transactions.

Other Than Temporary Declines in the Value of Investments:

Securities are considered a candidate for impairment upon the following criteria:

•	Trading at a significant (25 percent or more) discount to par, amortized cost (if lower) or cost for an extended period of time (nine months or longer).
•	The occurrence of a discrete credit event resulting in debtor default, seeking protection or voluntary reorganization.
•	The possibility of non realization of a full recovery on its investment, irrespective of the occurrence of one of the foregoing events.

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

American International Group, Inc. and Subsidiaries

overseas, on a treaty and facultative basis for a full range of property and casualty products.

     The Personal Lines Division provides private passenger automobile insurance through AIG Direct, the mass marketing operation of AIG; Agency Auto, via independent agents/brokers and 21st Century Insurance Group, as well as a broad range of coverages for high net-worth individuals through the AIG Private Client Group.

     Mortgage Guaranty provides guaranty insurance to mortgage providers primarily with respect to conventional first mortgage loans on single family dwellings and condominiums. During 2003, Mortgage Guaranty commenced providing guaranty insurance to providers of student loans.

     AIG’s Foreign General insurance group accepts risks primarily underwritten through AIU, a marketing unit consisting of wholly owned agencies and insurance entities. The Foreign General insurance group also includes business written by AIG’s foreign-based insurance subsidiaries for their own accounts. See also Note 3 of Notes to Financial Statements.

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

     A basic premise of GAAP accounting is the recognition of expenses at the same time revenues are earned, the accounting principle of matching. Therefore, to convert underwriting results to a GAAP basis, acquisition expenses are deferred (deferred policy acquisition costs (DAC)) and amortized over the period the related net premiums written are earned. Accordingly, the statutory underwriting profit has been adjusted as a result of acquisition expenses being deferred as required by GAAP. DAC is reviewed for recoverability, and such review requires management judgment. See also Critical Accounting Estimates herein and Notes 1, 2 and 4 of Notes to Financial Statements in AIG’s 2004 Form 10-K.

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

General Insurance operating income is comprised of underwriting profit, net investment income and realized capital gains and losses. These components, as well as net premiums written, net premiums earned and statutory ratios for the six months ended June 30, 2004 and 2003 were as follows:

	2004	2003
(in millions, except ratios)	(Restated)	(Restated)

Net premiums written:
Domestic General
DBG	$11,002	$9,220
Transatlantic	1,835	1,571
Personal Lines	2,210	1,798
Mortgage Guaranty	290	241
Foreign General	4,905	3,918

Total	$20,242	$16,748

American International Group, Inc. and Subsidiaries

	2004	2003
(in millions, except ratios)	(Restated)	(Restated)

Net premiums earned:
Domestic General
DBG	$10,020	$7,829
Transatlantic	1,789	1,455
Personal Lines	2,106	1,733
Mortgage Guaranty	263	240
Foreign General	4,292	3,405

Total	$18,470	$14,662

Underwriting profit:
Domestic General
DBG	$54	$377
Transatlantic	76	43
Personal Lines	104	62
Mortgage Guaranty	156	128
Foreign General	685	340

Total	$1,075	$950

Net investment income:
Domestic General
DBG	$950	$667
Transatlantic	145	133
Personal Lines	92	76
Mortgage Guaranty	59	81
Intercompany adjustments and eliminations – net	–	4
Foreign General	376	277

Total	$1,622	$1,238

Realized capital gains (losses)	188	(17)

Operating income	$2,885	$2,171

Domestic General:
Loss Ratio	78.85	77.43
Expense Ratio	18.59	17.13

Combined Ratio	97.44	94.56

Foreign General:
Loss Ratio	56.16	62.04
Expense Ratio*	26.57	26.89

Combined ratio	82.73	88.93

Consolidated:
Loss Ratio	73.58	73.86
Expense Ratio	20.53	19.41

Combined Ratio	94.11	93.27

*	Includes the results of wholly owned AIU agencies.

General Insurance Results

General Insurance operating income in the first six months of 2004 showed excellent results. Net investment income and the capital gains realized in 2004 rather than the capital losses realized in 2003 also benefited General Insurance results.

     DBG has maintained a disciplined approach to pricing and risk selection and chose not to renew approximately $275 million in premiums in the second quarter where pricing, terms and conditions or loss experience did not meet underwriting standards. Like most AIG units, DBG benefitted in the first six months of 2004 from the flight to quality, a strong profit center focus and growing distribution channels. Overall, DBG’s net premiums written increased in the first six months of 2004 over 2003. In light of AIG’s recent credit rating downgrades it is unclear whether this flight to quality will continue to benefit AIG. See “Recent Developments – AIG’s Credit Rating”, for a further discussion of the potential effect of the rating downgrades on AIG’s businesses.

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

     Mortgage Guaranty net premiums written increased 20 percent in the first six months of 2004 when compared to the same period of 2003. Premiums grew and refinancings declined as interest rates rose. This growth was offset by a slight increase in the delinquency ratio, which was still below the industry average. Mortgage Guaranty foreign operations were profitable and UGC is planning to enter several new markets around the world.

     Foreign General insurance net premiums written growth was due to premium rate increases as well as flight to quality. Every major region of the worldwide network contributed to this performance. Foreign General has commenced various initiatives with respect to target markets, products, and distribution to offset a moderation of rate increases.

AIG transacts business in most major foreign currencies. The following table summarizes the effect of changes in foreign currency exchange rates on the growth of General Insurance net premiums written:

2004

Growth in original currency	18.0%
Foreign exchange effect	2.9
Growth as reported in U.S. dollars	20.9%

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

     General Insurance net investment income grew in the first six months of 2004 when compared to the same period of 2003. AIG is benefiting from the strong cash flow of the past two years, strengthening credit and equity markets and

American International Group, Inc. and Subsidiaries

increased income related to partnership investments. See also the discussion under “Liquidity” herein.

     Realized capital gains and losses resulted from the ongoing investment management of the General Insurance portfolios within the overall objectives of the General Insurance operations. The realized capital gains in the first six months of 2004 reflect an improved economy, stronger corporate balance sheets and a significantly lower level of impairments. The realized capital losses in the first six months of 2003 reflect primarily impairment loss provisions for both equity and fixed income holdings. See the discussion on “Valuation of Invested Assets” herein.

     The increase in General Insurance operating income in the first six months of 2004 was primarily attributable to strong profitable growth in DBG and Foreign General operations, the improvement in net investment income and the decline in realized capital losses relative to the same period of 2003.

     The contribution of General Insurance operating income to AIG’s consolidated income before income taxes, minority interest and cumulative effect of an accounting change was 36.5 percent in the first six months of 2004 compared to 43.9 percent in the same period of 2003.

Reinsurance

AIG is a major purchaser of reinsurance for its General Insurance operations. AIG insures risks globally, and its reinsurance programs must be coordinated in order to provide AIG the level of reinsurance protection that AIG desires. Reinsurance is an important risk management tool to manage transaction and insurance line risk retention at prudent levels set by management. AIG also purchases reinsurance to mitigate its catastrophic exposure. AIG is cognizant of the need to exercise good judgment in the selection and approval of both domestic and foreign companies participating in its reinsurance programs because one or more catastrophic losses could negatively affect AIG’s reinsurers and result in an inability of AIG to collect reinsurance recoverables. AIG’s reinsurance department evaluates catastrophic events and assesses the probability of occurrence and magnitude of catastrophic events through the use of state-of-the-art industry recognized program models among other techniques. AIG supplements these models through continually monitoring the risk exposure of AIG’s worldwide General Insurance operations and adjusting such models accordingly. While reinsurance arrangements do not relieve AIG from its direct obligations to its insureds, an efficient and effective reinsurance program substantially limits AIG’s exposure to potentially significant losses.

     AIG’s consolidated general reinsurance assets amounted to $19.47 billion at June 30, 2004 and resulted from AIG’s reinsurance arrangements. Thus, a credit exposure existed at June 30, 2004 with respect to reinsurance recoverable to the extent that any reinsurer may not be able to reimburse AIG under the terms of these reinsurance arrangements. AIG manages its credit risk in its reinsurance relationships by transacting with reinsurers that it considers financially sound, and when necessary AIG holds substantial collateral in the form of funds, securities and/or irrevocable letters of credit. This collateral can be drawn on for amounts that remain unpaid beyond specified time periods on an individual reinsurer basis. At December 31, 2003, approximately 47 percent of the general reinsurance assets were from unauthorized reinsurers. In order to obtain statutory recognition, the majority of these balances were collateralized. The remaining 53 percent of the general reinsurance assets were from authorized reinsurers. The terms authorized and unauthorized pertain to regulatory categories, not creditworthiness. Approximately 90 percent of the balances with respect to authorized reinsurers are from reinsurers rated A (excellent) or better, as rated by A.M. Best, or A (strong) or better, as rated by Standard & Poor’s. Through June 30, 2004, these distribution percentages have not changed significantly. This rating is a measure of financial strength.

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

     AIG enters into certain intercompany reinsurance transactions for its general and life operations. AIG enters these transactions as a sound and prudent business practice in order to maintain underwriting control and spread insurance risk among various legal entities. These reinsurance agreements have been approved by the appropriate regulatory authorities. All material intercompany transactions have been

American International Group, Inc. and Subsidiaries

eliminated in consolidation. AIG generally obtains letters of credit in order to obtain statutory recognition of these intercompany reinsurance transactions. At June 30, 2004, approximately $2.6 billion of letters of credit were outstanding to cover intercompany reinsurance transactions with AIRCO or other General Insurance subsidiaries.

     At June 30, 2004, the consolidated general reinsurance assets of $19.47 billion include reinsurance recoverables for paid losses and loss expenses of $1.20 billion and $14.70 billion with respect to the ceded reserve for losses and loss expenses, including ceded losses incurred but not reported (IBNR) (ceded reserves). The ceded reserves represent the accumulation of estimates of ultimate ceded losses including provisions for ceded IBNR and loss expenses. The methods used to determine such estimates and to establish the resulting ceded reserves are continually reviewed and updated. Any adjustments thereto are reflected in income currently. It is AIG’s belief that the ceded reserves at June 30, 2004 were representative of the ultimate losses recoverable. In the future, as the ceded reserves continue to develop to ultimate amounts, the ultimate loss recoverable may be greater or less than the reserves currently ceded.

Reserve for Losses and Loss Expenses

The table below classifies as of June 30, 2004 the components of the General Insurance reserve for losses and loss expenses (loss reserves) with respect to major lines of business on a statutory basis*:

(in millions)

Other liability occurrence	$14,545
Other liability claims made	9,059
Workers compensation	7,599
Auto liability	5,385
Property	3,338
International	3,121
Reinsurance	2,301
Medical malpractice	2,121
Aircraft	1,656
Products liability	1,336
Accident and health	1,108
Fidelity/ surety	968
Other	3,104

Total	$55,640

*	Presented pursuant to statutory reporting requirements as prescribed by the National Association of Insurance Commissioners.

     These loss reserves represent the accumulation of estimates of ultimate losses, including IBNR and loss expenses.

     At June 30, 2004, General Insurance net loss reserves increased $4.21 billion from the prior year end to $40.94 billion. The net loss reserves represent loss reserves reduced by reinsurance recoverables, net of an allowance for unrecoverable reinsurance.

     The methods used to determine loss reserve estimates and to establish the resulting reserves are continually reviewed and updated. Any adjustments resulting therefrom are reflected in operating income currently. It was management’s belief that the General Insurance net loss reserves were adequate to cover all General Insurance net losses and loss expenses as at June 30, 2004. However, in the fourth quarter of 2004, AIG recorded a change in estimate with respect to its reserves for asbestos and environmental exposures as discussed above in Explanatory Note — “Fourth Quarter 2004 Changes in Estimates”. Moreover, while AIG annually reviews the adequacy of established loss reserves, there can be no assurance that AIG’s ultimate loss reserves will not adversely develop and materially exceed AIG’s loss reserves as of June 30, 2004 and December 31, 2004. In the opinion of management, such adverse development and resulting increase in reserves is not likely to have a material adverse effect on AIG’s consolidated financial position, although it could have a material adverse effect on AIG’s consolidated results of operations for an individual reporting period.

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

American International Group, Inc. and Subsidiaries

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

     A number of actuarial assumptions are made in the review of reserves for each line of business.

     For longer tail lines of business, actuarial assumptions generally are made with respect to the following:

•	Loss trend factors which are used to establish expected loss ratios for subsequent accident years based on the projected loss ratio for prior accident years.

•	Expected loss ratios for the latest accident year (i.e., accident year 2003 for the year end 2003 loss reserve analysis) and in some cases, for accident years prior to the latest accident year. The expected loss ratio generally reflects the projected loss ratio from prior accident years, adjusted for the loss trend (See above) and the impact of rate changes and other quantifiable factors. For low-frequency, high severity classes such as Excess Casualty and D&O, expected loss ratios generally are utilized for at least the three most recent accident years.

•	Loss development factors which are used to project the reported losses for each accident year to an ultimate basis.

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

American International Group, Inc. and Subsidiaries

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

     AIG’s actual loss reserve carried as of year-end 2003 for AIG’s overall general insurance business was approximately two percent less than the aggregate reserve indicated by the actuarial point estimates using the modified actuarial assumptions described above.

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

     There is a potential for significant variation in the developing loss reserves, particularly for long-tail casualty classes of business such as excess casualty, when actual costs differ from the assumptions used to test the reserves. Such assumptions include those made for loss trend factors and loss development factors, as described earlier. Set forth below is a sensitivity analysis providing the effect on the loss reserve position of alternative loss trend or loss development factor assumptions as compared to those actually used to test the carried reserves.

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

     For the excess casualty class, if future loss development factors differed by five percent from those utilized in the year-end 2003 loss reserve review, there would be approximately a $400 million impact on the overall AIG loss reserve position. The comparable impact on the D&O and related management liability classes would be approximately $200 million if future loss development factors differed by five percent from those utilized in the year-end 2003 loss reserve review. For healthcare liability classes, the effect would be approximately $100 million. For workers compensation reserves, the impact of a five percent deviation from the loss development factors utilized in the year-end 2003 reserve reviews would be approximately $600 million (either positive or negative). Because loss development factors for this class have shown less volatility than higher severity classes such as excess casualty, however, actual changes in loss development factors are expected to be less than five percent. There is some degree of volatility in loss development patterns for other longer tail liability classes as well. However, the potential impact on AIG’s reserves would be much less than for the classes cited above.

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

     AIG management believes that using a five percent change in the assumptions for loss cost trends and loss development factors provides a reasonable benchmark for a sensitivity analysis of the reserves of AIG’s most significant lines of general insurance business. For excess casualty business, both the loss cost trend and the loss development factor assumptions are critical. Generally, actual historical loss development factors are used to project future loss development. However, there can be no assurance that future loss develop-

American International Group, Inc. and Subsidiaries

ment patterns will be the same as in the past. Moreover, as excess casualty is a long-tail class of business, any deviation in loss cost trends or in loss development factors might not be discernible for an extended period of time subsequent to the recording of the initial loss reserve estimates for any accident year. Thus, there is the potential for the reserves with respect to a number of accident years to be significantly impacted by changes in the loss cost trends or loss development factors that were initially relied upon in setting the reserves. These changes in loss trends or loss development factors could be attributable to changes in inflation or in the judicial environment, or in other social or economic phenomena impacting claims. For example, during the lengthy periods during which losses develop for excess casualty, actual changes in loss costs from one accident year to the next have ranged from negative values to double-digit amounts. Thus the five percent sensitivity indicator is considered an appropriate benchmark for sensitivity analysis for excess casualty. Likewise, in the judgment of AIG’s actuaries, five percent is considered an appropriate benchmark for sensitivity analysis with respect to the loss development factor assumptions used to test the reserves.

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

     The majority of AIG’s exposures for asbestos and environmental claims are excess casualty coverages, not primary coverages. Thus, the litigation costs are treated in the same manner as indemnity reserves. That is, litigation expenses are included within the limits of the liability AIG incurs. Individ-

American International Group, Inc. and Subsidiaries

ual significant claim liabilities, where future litigation costs are reasonably determinable, are established on a case basis.

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

American International Group, Inc. and Subsidiaries

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

A summary of reserve activity, including estimates for applicable IBNR, relating to asbestos and environmental claims separately and combined for the six months ended June 30, 2004 and 2003 follows:

	2004		2003

(in millions)	Gross	Net	Gross	Net

Asbestos:
Reserve for losses and loss expenses at beginning of year	$1,235	$386	$1,304	$400
Losses and loss expenses incurred*	114	39	107	41
Losses and loss expenses paid*	(176)	(64)	(172)	(46)

Reserve for losses and loss expenses at end of period	$1,173	$361	$1,239	$395

Environmental:
Reserve for losses and loss expenses at beginning of year	$789	$283	$832	$296
Losses and loss expenses incurred*	13	8	54	10
Losses and loss expenses paid*	(61)	(31)	(40)	(25)

Reserve for losses and loss expenses at end of period	$741	$260	$846	$281

Combined:
Reserve for losses and loss expenses at beginning of year	$2,024	$669	$2,136	$696
Losses and loss expenses incurred*	127	47	161	51
Losses and loss expenses paid*	(237)	(95)	(212)	(71)

Reserve for losses and loss expenses at end of period	$1,914	$621	$2,085	$676

*	All amounts pertain to policies underwritten in prior years.

The gross and net IBNR included in the reserve for losses and loss expenses at June 30, 2004 and June 30, 2003 were estimated as follows:

	2004		2003

(in millions)	Gross	Net	Gross	Net

Asbestos	$680	$190	$688	$207
Environmental	336	81	345	82
Combined	$1,016	$271	$1,033	$289

A summary of asbestos and environmental claims count activity for the six months ended June 30, 2004 and 2003 was as follows:

	2004			2003

	Asbestos	Environmental	Combined	Asbestos	Environmental	Combined

Claims at beginning of year	7,474	8,852	16,326	7,085	8,995	16,080
Claims during period:
Opened	419	1,594	2,013	305	939	1,244
Settled	(72)	(179)	(251)	(60)	(116)	(176)
Dismissed or otherwise resolved	(314)	(1,780)	(2,094)	(119)	(1,146)	(1,265)

Claims at end of period	7,507	8,487	15,994	7,211	8,672	15,883

American International Group, Inc. and Subsidiaries

     The table below presents AIG’s survival ratios for asbestos and environmental claims at June 30, 2004 and 2003 calculated without the effect of the change in estimate in the fourth quarter of 2004. The survival ratio is derived by dividing the year end carried loss reserve by the average payments for the three most recent calendar years for these claims. Therefore the survival ratio is a simplistic measure estimating the number of years it would be before the current ending loss reserves for these claims would be paid off using recent year average payments. Many factors, such as aggressive settlement procedures, mix of business and level of coverage provided, have a significant effect on the amount of asbestos and environmental reserves and payments and the resultant survival ratio. Thus caution should be exercised in attempting to determine reserve adequacy for these claims based simply on this survival ratio.

AIG’s survival ratios for asbestos and environmental claims, separately and combined were based upon a three year average payment. These ratios for the six months ended June 30, 2004 and 2003 were as follows:

	Gross	Net

2004
Survival ratios:
Asbestos	4.4	4.2
Environmental	5.0	4.0
Combined	4.6	4.1

2003
Survival ratios:
Asbestos	4.1	4.9
Environmental	5.6	5.1
Combined	4.6	5.0

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

Life Insurance & Retirement Services operations presented on a major product basis for the six months ended June 30, 2004 and 2003 were as follows:

	2004	2003 (a)
(in millions)	(Restated)	(Restated)

GAAP premiums:
Domestic Life:
Life insurance	$906	$838
Home service	410	418
Group life/health	555	512
Payout annuities (b)	754	717

Total	2,625	2,485

Domestic Retirement Services:
Group retirement products	154	113
Individual fixed annuities	28	20
Individual variable annuities	199	153
Individual annuities-runoff (c)	40	40

Total	421	326

Total Domestic	3,046	2,811

Foreign Life:
Life insurance	7,570	6,386
Personal accident & health	2,087	1,439
Group products	800	633

Total	10,457	8,458

Foreign Retirement Services:
Individual fixed annuities	176	131
Individual variable annuities	29	8

Total	205	139

Total Foreign	10,662	8,597

Total GAAP premiums	$13,708	$11,408

Net investment income:
Domestic Life:
Life insurance	$645	$549
Home service	298	303
Group life/health	61	57
Payout annuities	400	320

Total	1,404	1,229

American International Group, Inc. and Subsidiaries

	2004	2003 (a)
(in millions)	(Restated)	(Restated)

Domestic Retirement Services:
Group retirement products	1,067	998
Individual fixed annuities	1,495	1,194
Individual variable annuities	122	108
Individual annuities-runoff (c)	544	692

Total	3,228	2,992

Total Domestic	4,632	4,221

Foreign Life:
Life insurance	2,017	1,610
Personal accident & health	87	75
Group products	201	161
Intercompany adjustments	(9)	(6)

Total	2,296	1,840

Foreign Retirement Services:
Individual fixed annuities	426	134
Individual variable annuities	90	1

Total	516	135

Total Foreign	2,812	1,975

Total net investment income	$7,444	$6,196

Pricing net investment gains	$145	$103
Realized capital gains (losses)	(2)	(5)

Total realized gains (losses) (d)	$143	$98

Total operating income	$4,083	$3,167

Life insurance in-force (e):
Domestic	$699,954	$645,606
Foreign	952,500	937,425

Total	$1,652,454	$1,583,031

(a)	Adjusted to conform to 2004 presentation.

(b)	Includes structured settlements, single premium immediate annuities and terminal funding annuities.

(c)	Represents runoff annuity business sold through discontinued distribution relationships.

(d)	For purposes of this presentation, pricing net investment gains are segregated as a component of total realized gains (losses). They represent certain amounts of realized capital gains where the gains are an inherent element in pricing certain life products in some foreign countries.

(e)	Amounts presented were as of June 30, 2004 and December 31, 2003.

     AIG’s Life Insurance & Retirement Services subsidiaries report their operations through the following operating units: Domestic Life – AIG American General – American General Life Insurance Company (AG Life) USLIFE and AGLA; Domestic Retirement Services – VALIC, AIG Annuity and AIG SunAmerica; Foreign Life – ALICO, AIG Edison Life, AIG Star Life, AIA, Nan Shan and Philamlife.

Life Insurance & Retirement Services Results

The increase in operating income in the first six months of 2004 when compared to the same period of 2003 was caused in part by strong growth overseas and the improvement in realized capital gains in 2004 compared to 2003.

     Life Insurance & Retirement Services GAAP premiums grew in the first six months of 2004 when compared with the same period in 2003. AIG’s Domestic Life operations had record universal and term life sales and good performance from the independent distribution segment. Payout annuities also had strong growth. The domestic group business is below AIG’s growth standards, largely because several accounts where pricing was unacceptable were not renewed and loss experience was higher than anticipated. Restructuring efforts in this business are focused on new product introductions, cross selling and other growth strategies. AGLA, the home service business, is diversifying product offerings, enhancing the capabilities and quality of the sales force and broadening the markets served beyond those historically serviced in an effort to accelerate growth.

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

     The majority of the growth in Life Insurance & Retirement Services GAAP premiums in Foreign Life operations was attributable to the life insurance, personal accident & health, and group products lines of business. Globally, AIG’s deep and diverse distribution, which includes bancassurance, worksite marketing, direct marketing and strong agency organizations, provides a powerful platform for growth. This growth was most significant in Southeast Asia where AIG maintains significant market share established by its strong agency force, and in Japan, where AIG has benefited from a flight to quality and development of multiple distribution channels. In light of AIG’s recent credit rating downgrades, it is unclear whether this flight to quality will continue to benefit AIG. See “Recent Developments — AIG’s Credit Rating”, for a further discussion of the potential effect of the rating downgrades on AIG’s businesses. Also in Japan, AIG Edison Life is being integrated successfully into AIG’s life operations. AIG Star Life is growing first year premiums as a result of new product introductions and an expanded agency force, and is benefiting from more successful conversation of in-force business. The Foreign Retirement Services business continues its strong growth based upon its success in Japan and Korea by expanding its extensive distribution network and leveraging AIG’s product expertise. AIG is introducing annuity products in new markets. In January 2005, AIG Star Life entered into an agreement with the Bank of Tokyo Mitsubishi, one of Japan’s largest banks, to market a multi-currency fixed annuity.

American International Group, Inc. and Subsidiaries

AIG transacts business in most major foreign currencies. The following table summarizes the effect of changes in foreign currency exchange rates on the growth of Life Insurance & Retirement Services GAAP premiums.

2004

Growth in original currency	15.1%
Foreign exchange effect	5.1
Growth as reported in U.S. dollars	20.2%

     Under U.S. GAAP, deposits and certain other considerations received under deferred annuity (variable and fixed) and universal life contracts are not included as GAAP premiums. If such amounts were to be included, the overall growth from 2004 over 2003 would be greater, due in part to large increases in foreign individual fixed annuities.

     The growth in net investment income in the first six months of 2004 when compared to the same period of 2003 was attributable to both foreign and domestic invested new cash flow for investment as well as improved returns on nontraditional investments. Additionally, net investment income was positively impacted by the compounding of previously earned and reinvested net investment income. See also the discussion under “Liquidity” herein.

     Life Insurance & Retirement Services investment portfolios are managed within the overall objectives of the Life Insurance & Retirement Services operations. Capital gains in the first six months of 2004 include the effect of the FAS 133 hedge accounting change and the application of FAS 52 – Foreign Currency Translation. (Refer to Note 2 herein for an explanation of changes to AIG’s hedge accounting.) See also the discussion on “Valuation of Invested Assets” herein.

     The contribution of Life Insurance & Retirement Services operating income to AIG’s consolidated income before income taxes, minority interest and cumulative effect of an accounting change amounted to 51.6 percent in the first six months of 2004, compared to 64.1 percent in the first six months of 2003. The decrease in 2004 over 2003 was due to the fluctuation in Financial Services operating income resulting from the transaction-oriented nature of Capital Markets operations and the effect of the FAS 133 adjustments.

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

     AIG’s foreign life companies limit their maximum underwriting exposure on traditional life insurance of a single life to approximately $1.5 million of coverage and AIG’s domestic life companies generally limit their maximum underwriting exposure on traditional life insurance of a single life to $2.5 million of coverage by using yearly renewable term reinsurance. See also the discussion under “Liquidity” herein.

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

American International Group, Inc. and Subsidiaries

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

     AIG actively manages the asset-liability relationship in its domestic operations, and is more easily effectuated through the ample supply of qualified long-term investments.

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

     DAC for Life Insurance & Retirement Services products arises from the deferral of those costs that vary with, and are directly related to, the acquisition of new or renewal business. Policy acquisition costs for traditional life insurance products are generally deferred and amortized over the premium paying period of the policy. Policy acquisition costs which relate to universal life and investment-type products, including variable and fixed annuities, investment oriented products) are deferred and amortized, with interest, as appropriate, in relation to the historical and future incidence of estimated gross profits to be realized over the estimated lives of the contracts. With respect to universal life and investment oriented products, AIG’s policy, as appropriate, has been to adjust amortization assumptions for DAC when estimates of current or future gross profits to be realized from these contracts are revised. With respect to variable annuities sold domestically (representing the vast majority of AIG’s variable annuity business), the assumption for the long-term annual net growth rate of the equity markets used in the determination of DAC amortization is approximately 10 percent. A methodology referred to as “reversion to the mean” is used to maintain this long-term net growth rate assumption, while giving consideration to short-term variations in equity markets. Estimated gross profits include investment income and gains and losses on investments less interest required as well as other charges in the contract less actual mortality and expenses. Current experience and changes in the expected future gross profits are analyzed to determine the effect on the amortization of DAC. The estimation of projected gross profits requires significant management judgment. The elements with respect to the current and projected gross profits are reviewed and analyzed quarterly and are appropriately adjusted.

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

Insurance Invested Assets

AIG’s general strategy is to invest primarily in high quality securities while maintaining diversification to avoid significant exposure to issuer, industry and/or country concentrations. With respect to General Insurance, AIG’s strategy is to invest in longer duration fixed maturity investments to maximize the yields at the date of purchase. With respect to Life Insurance & Retirement Services, AIG’s strategy is to produce cash flows required to meet maturing insurance liabilities. See also the discussion under “Operating Review: Life Insurance & Retirement Services Operations” herein. AIG invests in equities for various reasons, including diversifying its overall exposure to interest rate risk. Available for sale bonds and equity securities are subject to declines in fair value. Such declines in fair value are presented in unrealized appreciation or depreciation of investments, net of taxes as a component of other comprehensive income. Generally, insurance regulations restrict the types of assets in which an insurance company may invest. When permitted by regulatory authorities and when deemed necessary to protect insurance assets, including invested assets, from adverse movements in foreign currency exchange rates, interest rates and equity prices, AIG and its insurance subsidiaries may enter into derivative transactions as end users. See also the discussion under “Derivatives” herein.

     In certain jurisdictions, significant regulatory and/or foreign governmental barriers exist which may not permit the immediate free flow of funds between insurance subsidiaries or from the insurance subsidiaries to AIG parent.

American International Group, Inc. and Subsidiaries

The following tables summarize the composition of AIG’s insurance invested assets by insurance segment, at June 30, 2004 and December 31, 2003:

		Life
		Insurance &			Percent Distribution
June 30, 2004 (Restated)	General	Retirement		Percent
(dollars in millions)	Insurance	Services	Total	of Total	Domestic	Foreign

Fixed Maturities:
Available for sale, at market value (a)	$41,104	$274,158	$315,262	70.2%	62.6%	37.4%
Held to maturity, at amortized cost	12,877	–	12,877	2.9	100.0	–
Equity securities, at market value(b)	4,956	9,182	14,138	3.1	33.2	66.8
Mortgage loans on real estate, policy and collateral loans	24	20,454	20,478	4.6	68.1	31.9
Short-term investments, including time deposits, and cash	2,323	14,465	16,788	3.7	45.2	54.8
Real estate	558	2,860	3,418	0.8	22.5	77.5
Investment income due and accrued	884	4,099	4,983	1.1	58.5	41.5
Securities lending collateral	4,539	42,354	46,893	10.4	84.3	15.7
Other invested assets	5,669	8,862	14,531	3.2	81.4	18.6

Total	$72,934	$376,434	$449,368	100.0%	64.9%	35.1%

(a)	Includes $1.79 billion of bond trading securities, at market value.
(b)	Includes $1.80 billion of preferred stocks, at market value.

		Life
		Insurance &			Percent Distribution
December 31, 2003 (Restated)	General	Retirement		Percent
(dollars in millions)	Insurance	Services	Total	of Total	Domestic	Foreign

Fixed Maturities:
Available for sale, at market value(a)	$41,610	$258,139	$299,749	75.7%	64.1%	35.9%
Held to maturity, at amortized cost	8,037	–	8,037	2.0	100.0	–
Equity securities, at market value(b)	5,130	4,233	9,363	2.5	53.7	46.3
Mortgage loans on real estate, policy and collateral loans	25	20,293	20,318	5.1	67.7	32.3
Short-term investments, including time deposits, and cash	1,912	6,497	8,409	2.1	50.3	49.7
Real estate	569	2,903	3,472	0.9	22.7	77.3
Investment income due and accrued	797	3,749	4,546	1.1	60.1	39.9
Securities lending collateral	5,225	24,970	30,195	7.6	76.0	24.0
Other invested assets	4,898	7,009	11,907	3.0	84.1	15.9

Total	$68,203	$327,793	$395,996	100.0%	65.5%	34.5%

(a)	Includes $282 million of bond trading securities, at market value.
(b)	Includes $1.90 billion of preferred stocks, at market value.

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

     Once a security has been identified as other than temporarily impaired, the amount of such impairment is determined by reference to that security’s contemporaneous market price and recorded as a charge to earnings.

     As a result of these policies, AIG recorded impairment losses, net of taxes, of $112 million and $332 million in the first six months of 2004 and 2003, respectively. The recovery in global equity markets and reasonably steady domestic interest rates were the primary reasons for the decline in impairment loss recognition from 2003 to 2004.

     No impairment charge with respect to any one single credit was significant to AIG’s consolidated financial condition or results of operations, and no individual impairment loss exceeded 1.0 percent of consolidated net income for the first six months of 2004.

     Excluding the other than temporary impairments noted above, the changes in market value for AIG’s available for sale portfolio, which constitutes the vast majority of AIG’s investments, were recorded in accumulated other comprehensive income as unrealized gains or losses, net of tax.

     At June 30, 2004, the fair value of AIG’s fixed maturities and equity securities aggregated to $343.8 billion. At June 30, 2004, aggregate unrealized gains after taxes for fixed maturity and equity securities were $7.9 billion. At June 30, 2004, the aggregate unrealized losses after taxes of fixed maturity and equity securities were approximately $3.1 billion.

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

     In the six months ended June 30, 2004, the pretax realized losses incurred with respect to the sale of fixed maturities and equity securities were $750 million. The aggregate fair value of securities sold was $16.4 billion, which was approximately 99 percent of amortized cost. The average period of time that securities sold at a loss during the six months ended June 30, 2004 were trading continuously at a price below book value was approximately five months.

American International Group, Inc. and Subsidiaries

At June 30, 2004, aggregate pretax unrealized gains were $12.2 billion, while the pretax unrealized losses with respect to investment grade bonds, below investment grade bonds and equity securities were $3.96 billion, $698 million and $177 million, respectively. Aging of the pretax unrealized losses with respect to these securities, distributed as a percentage of cost relative to unrealized loss (the extent by which the market value is less than amortized cost or cost), including the number of respective items, was as follows:

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

     Hedge funds and limited partnerships in which AIG holds in the aggregate less than a five percent interest, are carried at fair value. The change in fair value is recognized as a component of other comprehensive income (loss), net of tax.

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

     ILFC finances its purchases of aircraft primarily through the issuance of a variety of debt instruments. The composite borrowing rates at the end of the first six months of 2004 and 2003 were 4.15 percent and 4.50 percent, respectively. See also the discussions under “Capital Resources” and “Liquidity” herein and Note 3 of Notes to Financial Statements.

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

     ILFC typically contracts to re-lease aircraft before the end of the existing lease term. For aircraft returned before the end of the lease term, ILFC has generally been able to re-lease such aircraft within two to six months of its return. While some of the lease rates for aircraft that have been redeployed are lower, the effect of these reduced revenues is partially offset by low interest rates, which reduce ILFC’s financing costs. As a lessor, ILFC considers an aircraft “idle” or “off lease” when the aircraft is not subject to a signed lease agreement or signed letter of intent. At June 30, 2004, there were no aircraft off lease. However, three aircraft were leased to a Peruvian airline which temporarily suspended operations on July 12, 2004. ILFC had subsequently re-leased two of those aircraft and is in the process of securing the third plane for re-lease. See also the discussions under “Capital Resources” and “Liquidity” herein.

     ILFC sold two portfolios consisting of 34 and 37 aircraft in 2004 and 2003, respectively, to two trusts connected to securitization transactions. Certain of AIG’s Life Insurance & Retirement Services businesses purchased a large share of these securitizations, which included both debt and equity securities.

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

     As a dealer AIGFP marks all derivative and trading transactions to fair value daily. Thus, a gain or loss on each transaction is recognized daily. Under GAAP, certain gains and losses are required to be recorded immediately in earnings, whereas in other instances, they are required to be recognized over the life of the underlying contracts. AIGFP hedges the market risks arising from its transactions. Therefore, revenues and operating income are not significantly exposed to or affected by market fluctuations and volatility except for the volatility resulting from FAS 133 adjustments on positions that did not qualify for hedge accounting. See the discussion of the effect of FAS 133 under “Restatement of Previously Issued Financial Statements” herein. Revenues of the Capital Markets operations and the percentage change in

American International Group, Inc. and Subsidiaries

revenues for any given period are significantly affected by the number and size of transactions entered into by these subsidiaries during that period relative to those entered into during the prior period. Operating income and the percentage change in operating income for any period are determined by the number, size and profitability of the transactions attributable to that period relative to those attributable to the prior period. Generally, the realization of trading revenues as measured by the receipt of funds is not a significant reporting event as the gain or loss on AIGFP’s trading transactions are currently reflected in operating income as the fair values change from period to period.

     Derivative transactions are entered into in the ordinary course of Capital Markets operations. Therefore, income on interest rate, currency, equity, commodity and credit derivatives along with their related hedges are recorded on a mark to market value or at estimated fair value where market prices are not readily available with the resulting unrealized gains or losses reflected in the income statement in the current year. In the first six months of 2004, less than five percent of revenues resulted from transactions valued at estimated fair value. The mark to fair value of derivative transactions is reflected in the balance sheet in the captions “Unrealized gain on interest rate and currency swaps, options and forward transactions” and “Unrealized loss on interest rate and currency swaps, options and forward transactions.” Pursuant to ISDA Master Agreements, unrealized gains represent the present value of the aggregate of each net receivable by counterparty, and the unrealized loss represents the present value of the aggregate of each net payable by counterparty as of June 30, 2004. These amounts will change from one period to the next due to changes in interest rates, currency rates, equity and commodity prices and other market variables, as well as cash movements, execution of new transactions and the maturing of existing transactions. See also the discussion under “Derivatives” herein.

     Spread income on investments and borrowings is recorded on an accrual basis over the life of the transaction. Investments are classified as securities available for sale and are marked to market with the resulting unrealized gains or losses reflected in accumulated other comprehensive income (loss). AIGFP hedges the economic exposure on its investments and borrowings through its derivatives portfolio. The requirements under FAS 133 hedge accounting were not met for certain of these hedge transactions for the six months ended June 30, 2004 and 2003. Where hedge accounting is not achieved, previous adjustments to record the change in value of investments and borrowings were required to be reversed into income.

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

Financial Services operations for the six months ended June 30, 2004 and 2003 were as follows:

	2004	2003
(in millions)	(Restated)	(Restated)

Revenues(a):
Aircraft Finance(b)	$1,562	$1,487
Capital Markets(c)(d)	122	(609)
Consumer Finance(e)	1,416	1,293
Other	53	62

Total	$3,153	$2,233

Operating income (loss)(a):
Aircraft Finance	$331	$376
Capital Markets(d)	(196)	(952)
Consumer Finance	385	296
Other, including intercompany adjustments	34	32

Total	$554	$(248)

(a)	Includes the unrealized gain (loss) attributable to economic hedges not qualifying for hedge accounting treatment under FAS 133, including the related foreign exchange gains and losses. For the first six months ended June 30, 2004 and 2003, the effect was $(11) million and $18 million, respectively, in operating income for Aircraft Finance and $(516) million and $(1.30) billion, respectively, in both revenues and operating income for Capital Markets.

(b)	Revenues were primarily from ILFC aircraft lease rentals.

(c)	Revenues, shown net of interest expense, were primarily from AIGFP hedged proprietary positions entered into in connection with counterparty transactions and the effect of not qualifying for hedge accounting as described in (a) above.

(d)	Certain transactions entered into by AIGFP generate tax credits and benefits which are shown in the income tax line on the consolidated statement of income. The amount of tax credits and benefits for both the first six months ended June 30, 2004 and 2003 are $64 million.

(e)	Revenues were primarily finance charges.

Financial Services Results

Financial Services operating income increased in the first six months of 2004 compared to the same period in 2003, primarily due to the fluctuations in earnings resulting from derivative activities that did not qualify for hedge accounting under FAS 133. Offsetting this increase was the effect of ILFC’s disposition of approximately $2 billion in aircraft through securitizations in the third quarter of 2003 and first six months of 2004. Fluctuations in revenues and operating in-

American International Group, Inc. and Subsidiaries

come from quarter to quarter are not unusual because of the transaction-oriented nature of Capital Markets operations and the volatility resulting from the accounting treatment for the economic hedges under FAS 133.

     Financial Services operating income represented 7.0 percent of AIG’s consolidated income before income taxes, minority interest and cumulative effect of an accounting change in the first six months of 2004. This compares to a loss in the same period of 2003.

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

     Financial market conditions in the first six months of 2004 compared with the first quarter of 2003 were characterized by interest rates which were broadly unchanged across fixed income markets globally, a tightening of credit spreads, and higher equity valuations. Capital Markets’ results in the first six months of 2004 compared with the same period in 2003 reflected a shift in product segment activity to respond to these conditions. In particular, Capital Markets experienced increases in demand for interest and currency linked products that addressed the risk management needs of its counterparties.

     The most significant component of Capital Markets operating expenses is compensation, which was approximately $253 million and $266 million in the first six months of 2004 and 2003, respectively. The amount of compensation was not affected by unrealized gains or losses attributable to economic hedges, including the related foreign exchange gains and losses not qualifying for hedge accounting treatment under FAS 133.

     Consumer Finance revenues in the first six months of 2004 increased. The increase in revenues in the first six months of 2004 was the result of growth in average finance receivables and credit quality continues to be strong. Further, reduced borrowing costs led to an improvement in the operating income over the previous year.

Financial Services Invested Assets

The following table is a summary of the composition of AIG’s Financial Services invested assets at June 30, 2004 and December 31, 2003. See also the discussions under “Operating Review: Financial Services Operations,” “Capital Resources” and “Derivatives” herein.

	2004 (Restated)		2003 (Restated)

	Invested	Percent of	Invested	Percent of
(dollars in millions)	Assets	Total	Assets	Total

Flight equipment primarily under operating leases, net of accumulated depreciation	$31,970	24.0%	$30,343	24.3%
Finance receivables, net of allowance	20,239	15.2	17,500	14.0
Unrealized gain on swaps, options and forward transactions	18,852	14.2	21,459	17.2
Securities available for sale, at market value	25,159	18.9	24,042	19.2
Trading securities, at market value	4,096	3.1	4,418	3.5
Securities purchased under agreements to resell, at contract value	23,323	17.5	20,819	16.7
Trading assets	1,136	0.9	2,277	1.8
Spot commodities, at market value	687	0.5	250	0.2
Other, including short-term investments	7,496	5.7	3,896	3.1

Total	$132,958	100.0%	$125,004	100.0%

     As previously discussed, the cash used for the purchase of flight equipment is derived primarily from the proceeds of ILFC’s debt financings. The primary sources for the repayment of this debt and the interest expense thereon are the cash flow from operations, proceeds from the sale of flight equipment and the rollover and refinancing of the prior debt. During the first six months of 2004, ILFC acquired flight equipment costing $3.37 billion. See also the discussion under “Operating Review: Financial Services Operations” and “Capital Resources” herein.

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

     Capital Markets derivatives transactions are carried at market value or at estimated fair value when market prices

American International Group, Inc. and Subsidiaries

are not readily available. AIGFP reduces its economic risk exposure through similarly valued offsetting transactions including swaps, trading securities, options, forwards and futures. The estimated fair values of these transactions represent assessments of the present value of expected future cash flows. These transactions are exposed to liquidity risk if AIGFP were required to sell or close out the transactions prior to maturity. AIG believes that the effect of any such event would not be significant to AIG’s financial condition or its overall liquidity. See also the discussion under “Operating Review: Financial Services Operations” and “Derivatives” herein.

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

     AIGFP’s risk management objective is to minimize interest rate, currency commodity and equity risks associated with its securities available for sale. That is, when AIGFP purchases a security for its securities available for sale investment portfolio, it simultaneously enters into an offsetting internal hedge such that the payment terms of the hedging transaction offset the payment terms of the investment security which achieves the economic result of converting the return on the underlying security to U.S. Dollar LIBOR plus or minus a spread based on the underlying profit on each security on the initial trade date. The market risk associated with such internal hedges is managed on a portfolio basis, with third party hedging transactions executed as necessary. As hedge accounting treatment is not achieved in accordance with FAS 133, the unrealized gains and losses on these securities resulting from changes in interest rates, currency rates, commodity and equity prices are recorded in accumulated other comprehensive income while the unrealized gains and losses on the related economic hedges are reflected in operating income. When a security is sold, the related hedging transaction is terminated. The realized gain or loss with respect to each security is then recorded in operating income.

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

     AIGFP also conducts, as principal, market making and trading activities in foreign exchange, and commodities, primarily precious metals. AIGFP owns inventories in the commodities in which it trades and may reduce the exposure to market risk through the use of swaps, forwards, futures and option contracts. AIGFP uses derivatives to manage the economic exposure of its various trading positions and transactions from adverse movements of interest rates, foreign currency exchange rates and commodity prices. AIGFP supports its trading activities largely through trading liabilities, unrealized losses on swaps, short-term borrowings, securities sold under agreements to repurchase and securities and commodities sold but not yet purchased. See also the discussions under “Capital Resources.”

The gross unrealized gains and gross unrealized losses of Capital Markets included in the financial services assets and liabilities at June 30, 2004 were as follows:

	Gross	Gross
	Unrealized	Unrealized
	Gains	Losses
(in millions)	(Restated)	(Restated)

Securities available for sale, at market value	$1,093	$356
Unrealized gain/ loss on swaps, options and forward transactions*	18,852	12,770
Trading assets	317	382
Spot commodities, at market value	26	–
Trading liabilities	–	1,260
Securities and spot commodities sold but not yet purchased, at market value	–	447

*	These amounts are also presented as the respective balance sheet amounts.

     AIGFP’s interest rate and currency risks on securities available for sale, at market, are economically managed by taking internal offsetting positions on a security by security basis with its derivative portfolio, thereby offsetting a significant portion of the unrealized appreciation or depreciation. As previously discussed in Financial Services Results these

American International Group, Inc. and Subsidiaries

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

     As previously discussed, AIG has reformatted its presentation from Retirement Services and Asset Management to Asset Management. Included in Asset Management are the results of AIG’s asset management and brokerage services operations, mutual fund operations and the foreign and domestic guaranteed investment contract operations.

Asset Management revenues and operating income for the six month periods ending June 30, 2004 and 2003 were as follows:

	2004	2003
(in millions)	(Restated)	(Restated)

Revenues:
Guaranteed Investment Contracts	$1,504	$1,275
Institutional Asset Management(a)	475	290
Brokerage Services and Mutual Funds	123	98
Other	124	38

Total	$2,226	$1,701

Operating income:
Guaranteed Investment Contracts	$490	$289
Institutional Asset Management(a)(b)	141	74
Brokerage Services and Mutual Funds	37	24
Other	117	34

Total	$785	$421

(a)	Includes AIG Global Investment Group and certain smaller asset management operations.
(b)	Includes the results of certain AIG managed private equity and real estate funds consolidated effective December 31, 2003 pursuant to FIN46R, “Consolidation of Variable Interest Entities”. For the first six months of 2004, operating income includes $32 million of third-party limited partner earnings offset as an expense in Minority interest.

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

     Asset Management operating income represented 9.9 percent of AIG’s consolidated income before income

American International Group, Inc. and Subsidiaries

taxes, minority interest and cumulative effect of an accounting change in the first six months of 2004. This compares to 8.5 percent in the same period of 2003.

     At June 30, 2004, AIG’s third party assets under management, including both retail mutual funds and institutional accounts, approximated $49 billion and the aggregate GIC reserve was $50.9 billion.

Other Operations

Other income (deductions) – net includes AIG’s equity in certain minor majority-owned subsidiaries and certain partially owned companies, realized foreign exchange transaction gains and losses in substantially all currencies and unrealized gains and losses in hyperinflationary currencies, the cash distributions on the liabilities connected to trust preferred stock, as well as the income and expenses of the parent holding company and other miscellaneous income and expenses. Other income (deductions) – net amounted to $(38) million and $(561) million in the first six months of 2004 and 2003, respectively.

Capital Resources

At June 30, 2004, AIG had total consolidated shareholders’ equity of $71.29 billion and total consolidated borrowings of $87.22 billion. At that date, $78.09 billion of such borrowings were either not guaranteed by AIG or were AIGFP’s matched borrowings under obligations of guaranteed investment agreements (GIAs), liabilities connected to trust preferred stock, or matched notes and bonds payable.

Borrowings

At June 30, 2004, AIG’s net borrowings were $9.13 billion after reflecting amounts that were matched borrowings under AIGFP’s obligations of GIAs, matched notes and bonds payable, amounts not guaranteed by AIG and liabilities connected to trust preferred stock. The following table summarizes borrowings outstanding at June 30, 2004 and December 31, 2003:

	2004	2003
(in millions)	(Restated)	(Restated)

AIG’s net borrowings	$9,129	$7,469
Liabilities connected to trust preferred stock	1,681	1,682
AIGF P
GIAs	16,484	15,337
Matched notes and bonds payable	17,280	16,735
Borrowings not guaranteed by AIG	42,649	38,986

Total	$87,223	$80,209

Borrowings issued or guaranteed by AIG and those borrowings not guaranteed by AIG at June 30, 2004 and December 31, 2003 were as follows:

	2004	2003
(in millions)	(Restated)	(Restated)

AIG borrowings:
Medium term notes	$767	$791
Notes and bonds payable	3,159	3,141
Loans and mortgages payable	369	337

Total	4,295	4,269

Borrowings guaranteed by AIG:
AIGFP
GIAs	16,484	15,337
Notes and bonds payable	18,073	17,468

Total	34,557	32,805

AIG Funding, Inc. commercial paper	2,946	1,223

AGC Notes and bonds payable	1,095	1,244

Liabilities connected to trust preferred stock	1,681	1,682

Total borrowings issued or guaranteed by AIG	44,574	41,223

Borrowings not guaranteed by AIG:
ILFC
Commercial paper	2,376	1,575
Medium term notes	5,598	5,960
Notes and bonds payable(a)	15,614	14,431
Loans and mortgages payable(b)	82	143

Total	23,670	22,109

AGF
Commercial paper	3,082	2,877
Medium term notes	11,915	9,704
Notes and bonds payable	1,665	1,739

Total	16,662	14,320

Commercial paper:
AIG Credit Card Company (Taiwan)	234	250
AIG Finance (Taiwan) Limited	12	13

Total	246	263

Loans and mortgages payable:
AIGCFG	605	624
AIG Finance (Hong Kong) Limited	64	161

Total	669	785

Other Subsidiaries	634	725

Variable Interest Entity debt:
ILFC	453	464
AIG Global Investment Group	–	6
AIG Capital Partners	145	148
AIG SunAmerica	170	166

Total	768	784

Total borrowings not guaranteed by AIG	42,649	38,986

Total Borrowings	$87,223	$80,209

(a)	Includes borrowings under Export Credit Facility of $1.7 billion and $1.8 billion at June 30, 2004 and December 31, 2003, respectively.
(b)	Capital lease obligations.

     For a description of the effects on AIG’s capital resources, including the cost of borrowing, of recent downgrades and rating actions by the major rating agencies, see the discussion under “Outlook” herein. See also Note 9 of Notes to Financial Statements from AIG’s 2004 Form 10-K.

American International Group, Inc. and Subsidiaries

     During the first six months of 2004, AIG did not issue any medium term notes, and $24 million of previously issued notes matured or were redeemed. AIG intends to continue its customary practice of issuing debt securities from time to time to meet its financing needs and those of certain of its subsidiaries for general corporate purposes, as well as to initiate a matched investment program. However AIG’s ability to do so is currently limited. See “Recent Developments — Access to the Capital Markets.”

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

     AIGFP uses the proceeds from the issuance of notes and bonds and GIA borrowings to invest in a diversified portfolio of securities and derivative transactions. The borrowings may also be temporarily invested in securities purchased under agreements to resell. AIG guarantees the obligations of AIGFP under AIGFP’s notes and bonds and GIA borrowings. See also the discussions under “Operating Review,” “Liquidity” and “Derivatives” herein.

     AIGFP has established a Euro Medium Term Note Program under which an aggregate principal amount of up to $5.0 billion of notes may be outstanding. As of June 30, 2004, $5.78 billion of notes had been issued under the program, $3.95 billion of which were outstanding. Notes issued under this program are included in Notes and Bonds Payable in the preceding table of borrowings.

     AIG Funding, Inc. (AIG Funding), through the issuance of commercial paper, helps fulfill the short-term cash requirements of AIG and its subsidiaries. Funding intends to continue to meet AIG’s funding requirements through the issuance of commercial paper guaranteed by AIG. The issuance of Funding’s commercial paper is subject to the approval of AIG’s Board of Directors.

     AIG and AIG Funding are parties to unsecured syndicated revolving credit facilities aggregating $2.75 billion, consisting of $1.375 billion in a 364 day revolving credit facility that expires in July of 2004 and $1.375 billion in a five year revolving credit facility that expires in July of 2007. The 364 day facility allows for the conversion by AIG of any outstanding loans at expiration into one-year term loans. The Facility can be used for general corporate purposes and also to provide backup for AIG Funding’s commercial paper programs. AIG expects to replace or extend these credit facilities on or prior to their expiration. There are currently no borrowings outstanding under the Facility, nor were any borrowings outstanding as of June 30, 2004.

     AIG is also party to an unsecured inter-company revolving credit facility provided by certain of its subsidiaries aggregating $2 billion that expires in October of 2004. The facility allows for the conversion of any outstanding loans at expiration into one-year term loans. The facility can be used for general corporate purposes and also to provide backup for AIG’s commercial paper programs. AIG expects to replace or extend this credit facility on or prior to its expiration. There are currently no borrowings outstanding under the inter-company facility, nor were any borrowings outstanding as of June 30, 2004.

     As of November 2001, AIG guaranteed the notes and bonds of AGC. During 2002, AGC issued $200 million in notes which matured in March 2003.

     AGF fulfills its short term cash requirements through the issuance of commercial paper. The issuance of commercial paper is subject to the approval of AGF’s Board of Directors and is not guaranteed by AIG. AGF is a party to unsecured syndicated revolving credit facilities aggregating $3.25 billion. The facilities consist of $1.75 billion in a 364-day revolving credit facility and $1.5 billion in a five year revolving credit facility. The 364-day facility allows for the conversion by AGF of any outstanding loans at expiration into one-year term loans. The facilities can be used for general corporate purposes and also to provide backup for AGF’s commercial paper programs. AGF expects to replace or extend these credit facilities on or prior to their expiration. There are currently no borrowings under these facilities, nor were any borrowings outstanding as of June 30, 2004. AGF had $7.4 billion in aggregate principal amount of debt securities registered and available for issuance at June 30, 2004. AGF uses the proceeds from the issuance of notes and bonds for the funding of its finance receivables.

     Proceeds from the collection of finance receivables will be used to pay the principal and interest with respect to AGF’s debt. AIG does not guarantee any of the debt obligations of AGF.

American International Group, Inc. and Subsidiaries

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

     The proceeds of ILFC’s debt financing are primarily used to purchase flight equipment, including progress payments during the construction phase. The primary sources for the repayment of this debt and the interest expense thereon are the cash flow from operations, proceeds from the sale of flight equipment and the rollover and refinancing of the prior debt. AIG does not guarantee the debt obligations of ILFC. See also the discussions under “Operating Review” and “Liquidity” herein.

     AIG Credit Card Company (Taiwan) and AIG Finance (Taiwan) Limited, both consumer finance subsidiaries in Taiwan, have issued commercial paper for the funding of their own operations. AIG does not guarantee the commercial paper issued by these subsidiaries. See also the discussion under “Derivatives” herein.

Contractual Obligations and Other Commercial Commitments

The maturity schedule of AIG’s contractual obligations at June 30, 2004 was as follows:

(in millions)

		Payments due by Period

		Less	One	Four
		Than	Through	Through	After
	Total	One	Three	Five	Five
	Payments	Year	Years	Years	Years

Borrowings(a)(b)	$77,805	$19,631	$16,784	$12,731	$28,659
Loss reserves(c)	55,640	15,301	16,970	8,068	15,301
Aircraft purchase commitments	22,723	1,282	10,747	8,280	2,414

Total	$156,168	$36,214	$44,501	$29,079	$46,374

(a)	Excludes commercial paper and obligations included as debt pursuant to FIN 46R and includes ILFC’s capital lease obligations.
(b)	Does not include the foreign exchange unrealized gain or loss related to economic hedges on borrowings that do not meet the requirements of hedge accounting treatment under FAS 133.

(c)	Represents future loss and loss adjustment expense payments estimated based on historical loss development payment patterns.

American International Group, Inc. and Subsidiaries

The maturity schedule of AIG’s other commercial commitments by segment at June 30, 2004 was as follows:

(in millions)

		Amount of Commitment Expiration

		Less	One	Four
	Total	Than	Through	Through	After
	Amounts	One	Three	Five	Five
	Committed	Year	Years	Years	Years

Letters of credit:
Life Insurance & Retirement Services	$123	$93	$–	$–	$30
DBG	197	98	99	–	–
Standby letters of credit:
Capital Markets	1,564	1	18	21	1,524
Guarantees:
Life Insurance & Retirement Services(a)	3,140	164	2,250	–	726
Asset Management	144	76	57	11	–
Other commercial commitments(b):
Capital Markets(c)	16,045	251	1,486	2,959	11,349
Aircraft Finance(d)	1,430	–	570	422	438
Life Insurance & Retirement Services(e)	2,289	312	839	372	766
Asset Management	444	345	99	–	–
DBG(f)	1,712	–	–	–	1,712

Total	$27,088	$1,340	$5,418	$3,785	$16,545

(a)	Primarily AIG SunAmerica construction guarantees connected to affordable housing investments.
(b)	Excludes commitments with respect to pension plans.

(c)	Primarily liquidity facilities provided in connection with certain municipal swap transactions and collateralized bond obligations.

(d)	Primarily in connection with options to acquire aircraft.

(e)	Primarily AIG SunAmerica commitments to invest in partnerships.

(f)	Primarily commitments to invest in limited partnerships.
     “Ratings triggers” have been defined by one independent rating agency to include clauses or agreements the outcome of which depends upon the level of ratings maintained by one or more rating agencies. Rating triggers generally relate to events which (i) could result in the termination or limitation of credit availability, or require accelerated repayment, (ii) could result in the termination of business contracts or (iii) could require a company to post collateral for the benefit of counterparties.

     AIG believes that any of its or its subsidiaries’ contractual obligations that are subject to “ratings triggers” or financial covenants relating to “ratings triggers” would not have a material adverse effect on its financial condition, future operating results or liquidity.

     As a result of the downgrades in 2005 of AIG’s long-term senior debt ratings, AIG has been required to post approximately $1.16 billion of collateral with counterparties to municipal guaranteed investment agreements and financial derivatives transactions. In the event of a further downgrade, AIG will be required to post additional collateral. It is estimated that, as of the close of business on July 15, 2005, based on AIG’s outstanding municipal guaranteed investment agreements and financial derivatives transactions as of such date, a further downgrade of AIG’s long-term senior debt ratings to ‘Aa3’ by Moody’s or ‘AA-’ by S&P would permit counterparties to call for approximately $1.98 billion of additional collateral. Further, additional downgrades could result in requirements for substantial additional collateral, which could have a material effect on how AIG manages its liquidity. The actual amount of additional collateral that AIG would be required to post to counterparties in the event of such downgrades depends on market conditions, the market value of the outstanding affected transactions and other factors prevailing at the time of the downgrade. The requirement to post additional collateral may increase if additional counterparties begin to require credit support from AIG through collateralization agreements. Additional obligations to post collateral will increase the demand on AIG’s liquidity.

Shareholders’ Equity

AIG’s shareholders’ equity increased $1.26 billion during the first six months of 2004. During the first six months of 2004, retained earnings increased $4.87 billion, resulting from net income less dividends. Unrealized appreciation of investments, net of taxes, decreased $3.67 billion and the cumulative translation adjustment loss, net of taxes, decreased $1 million. The change from period to period with respect to the unrealized appreciation of investments, net of taxes, was primarily impacted by the increase in domestic interest rates. During the first six months of 2004, there was a gain of $294 million, net of taxes, relating to derivative contracts designated as cash flow hedging instruments. See also the discussion under “Operating Review” and “Liquidity” herein and the Consolidated Statement of Comprehensive Income.

American International Group, Inc. and Subsidiaries

     AIG has in the past reinvested most of its unrestricted earnings in its operations and believes such continued reinvestment in the future will be adequate to meet any foreseeable capital needs. However, AIG may choose from time to time to raise additional funds through the issuance of additional securities.

Stock Purchase

During the period January 1, 2004 through July 31, 2004, AIG purchased in the open market 6,263,200 shares of its common stock. AIG from time to time may buy shares of its common stock in the open market for general corporate purposes, including to satisfy its obligations under various employee benefit plans.

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

     At June 30, 2004, there were no significant statutory or regulatory issues which would impair AIG’s financial condition, results of operations or liquidity, but AIG cannot predict whether the regulatory investigations currently underway or future regulatory issues will impair AIG’s financial condition, results of operations or liquidity. To AIG’s knowledge, no AIG company is on any regulatory or similar “watch list” with regard to solvency. See also the discussion under “Liquidity” herein.

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

     AIG’s U.S. operations are negatively affected under guarantee fund assessment laws which exist in most states. As a result of operating in a state which has guarantee fund assessment laws, a solvent insurance company may be assessed for certain obligations arising from the insolvencies of other insurance companies which operated in that state. AIG generally records these assessments upon notice. Additionally, certain states permit at least a portion of the assessed amount to be used as a credit against a company’s future premium tax liabilities. Therefore, the ultimate net assessment cannot reasonably be estimated. The expense relating to guarantee fund assessments net of credits for 2003 was $77 million.

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

American International Group, Inc. and Subsidiaries

Liquidity

AIG’s liquidity is primarily derived from the operating cash flows of its General and Life Insurance & Retirement Services operations.

     At June 30, 2004, AIG’s consolidated invested assets included $18.18 billion of cash and short-term investments. Consolidated net cash provided from operating activities in the first six months of 2004 amounted to $13.95 billion.

     The liquidity of the combined insurance operations is derived both domestically and abroad. The combined insurance operating cash flow is derived from two sources, underwriting operations and investment operations. In the aggregate, AIG’s insurance operations generated approximately $30.7 billion in pretax cash flow during the first six months of 2004. Cash flow includes periodic premium collections, including policyholders’ contract deposits, cash flows from investment operations and paid loss recoveries less reinsurance premiums, losses, benefits, and acquisition and operating expenses. Generally, there is a time lag from when premiums are collected and, when as a result of the occurrence of events specified in the policy, the losses and benefits are paid. AIG’s insurance investment operations generated approximately $9.0 billion in investment income cash flow during the first six months of 2004. Investment income cash flow is primarily derived from interest and dividends received and includes realized capital gains net of realized capital losses. See also the discussions under “Operating Review: General Insurance Operations” and “Life Insurance & Retirement Services Operations” herein.

     With respect to General Insurance operations, if paid losses accelerated beyond AIG’s ability to fund such paid losses from current operating cash flows, AIG might need to liquidate a portion of its General Insurance investment portfolio and/or arrange for financing. Potential events causing such a liquidity strain could be the result of several significant catastrophic events occurring in a relatively short period of time. Additional strain on liquidity could occur if the investments sold to fund such paid losses were sold into a depressed market place and/or reinsurance recoverable on such paid losses became uncollectible or collateral supporting such reinsurance recoverable significantly decreased in value. See also the discussions under “Operating Review: General Insurance Operations” herein.

     With respect to Life Insurance & Retirement Services operations, if a substantial portion of the Life Insurance & Retirement Services operations bond portfolio diminished significantly in value and/or defaulted, AIG might need to liquidate other portions of its Life Insurance & Retirement Services investment portfolio and/or arrange financing. Potential events causing such a liquidity strain could be the result of economic collapse of a nation or region in which AIG Life Insurance & Retirement Services operations exist, nationalization, terrorist acts or other such economic or political upheaval. In addition, a significant rise in interest rates leading to a significant increase in policyholder surrenders could also create a liquidity strain. See also the discussions under “Operating Review: Life Insurance & Retirement Services Operations” herein.

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

     AIG, the parent company, funds its short-term working capital needs through commercial paper issued by AIG Funding. As additional liquidity, AIG parent has a $2 billion intercompany revolving credit facility provided by certain of its subsidiaries, a $1.375 billion 364-day revolving bank credit facility that expires in July 2004 and a $1.375 billion five year revolving bank credit facility that expires in July 2007. AIG parent’s primary sources of cash flow are dividends and loans from its subsidiaries. AIG parent’s primary uses of cash flow are for debt service and the payment of shareholders dividends. Including debt obligations of AGC that are guar-

American International Group, Inc. and Subsidiaries

anteed by AIG, remaining debt maturities due in 2004 are $189 million, due in the third quarter. See also Note 9 of Notes to Consolidated Financial Statements in the AIG’s Form 10-K for the year ended December 31, 2004 for additional information on debt maturities for AIG and its subsidiaries.

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

     AIG has restrictive guidelines with respect to the formation of and investment in SPVs and off balance sheet arrangements. In particular, AIG has expanded the responsibility of its Complex Structured Financial Transaction Committee to include the review of any transaction that could enable a third party to achieve an accounting or financial reporting result that is not in conformity with applicable GAAP or subject AIG to heightened legal, reputational, regulatory or other risk.

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

     A counterparty may default on any obligation to AIG, including a derivative contract. Credit risk is a consequence of extending credit and/or carrying trading and investment positions. Credit risk exists for a derivative contract when that contract has a positive fair value to AIG. To help manage this risk, AIGFP’s credit department operates within the guidelines set and authorities granted by the AIG Credit Risk Committee. This committee establishes the credit policy, sets limits for counterparties and provides limits for derivative transactions with counterparties having different credit ratings. In addition to credit ratings, this committee takes into account other factors, including the industry and country of the counterparty. Transactions which fall outside these pre-established guidelines and limits require the specific approval of the AIG Credit Risk Committee. It is also AIG’s policy to establish reserves for potential credit impairment when necessary.

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

     Legal risk with respect to derivatives arises from the uncertainty of the enforceability, through legal or judicial processes, of the obligations of AIG’s clients and counterparties, including contractual provisions intended to reduce credit exposure by providing for the netting of mutual obligations. See also Note 20 of Notes to Financial Statements from AIG’s 2004 Form 10-K for detailed information relating to AIG’s derivative activities, and Note 1 of Notes to Financial Statements from AIG’s 2004 Form 10-K for AIG’s derivative accounting policies.

Managing Market Risk

Market risk is the risk of loss of fair value resulting from adverse fluctuations in interest rates, foreign currencies, equities and commodity prices. AIG has exposures to these risks.

American International Group, Inc. and Subsidiaries

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

American International Group, Inc. and Subsidiaries

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

     AIGFP attempts to secure reliable and independent current market prices, such as published exchange prices, external subscription services such as from Bloomberg or Reuters or third-party broker quotes for use in this model. When such prices are not available, these subsidiaries use an internal methodology which includes interpolation and extrapolation from observable and verifiable prices nearest to the dates of the transactions. Historically, actual results have not materially deviated from these models.

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

     In July 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (SOP 03-1). This statement was effective as of January 1, 2004, and requires AIG to recognize a liability for guaranteed minimum death benefits and other living benefits related to its variable annuity and variable life contracts and modifies certain disclosures and financial statement presentations for these products. AIG reported for the first quarter of 2004 a one-time cumulative accounting charge upon adoption of $144 million ($222 million pretax) to reflect the liability as of January 1, 2004. For the first six months of 2004, the ongoing earnings impact of AIG’s adoption of SOP 03-1 was a $4 million charge ($6 million pretax).

Controls and Procedures

As of June 30, 2004, an evaluation was carried out by AIG’s management, with the participation of AIG’s then Chief Executive Officer and Chief Financial Officer, of the effectiveness of AIG’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Prior management determined at that time that AIG’s disclosure controls and procedures were effective. A similar evaluation was carried out as of December 31, 2004 by AIG’s current management. Based on its evaluation, which included comparisons to the criteria in Internal Control – Integrated Framework – issued by the Committee of Sponsoring Organizations of the Treadway Commission, and in light of the identification of the material weaknesses in internal control over financial reporting as of December 31, 2004 described within Item 9A of the 2004 Form 10-K and the inability to file the 2004 Form 10-K within the statutory time period, AIG’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2004 and consequently, as of the end of the period covered by this report, AIG’s disclosure controls and procedures were ineffective.

     As more fully described above in this Form 10-Q/A, following receipt of subpoenas from, and commencement of investigations by, various regulatory agencies, in March 2005, AIG’s then Chief Executive Officer retired and the then Chief Financial Officer was terminated. In connection with

American International Group, Inc. and Subsidiaries

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

Dated: August 9, 2005

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