Form 10-Q
period 2005-06-30
AMERICAN INTERNATIONAL GROUP INC
filed 2005-08-09
CIK 5272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ✓                         No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ✓                         No

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 30, 2005: 2,595,079,838.

American International Group, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEET

(in millions) (unaudited)

	June 30,	December 31,
	2005	2004

Assets:
Investments, financial services assets and cash:
Fixed maturities:
Bonds available for sale, at market value (amortized cost: 2005 – $342,520; 2004 – $329,838)	$361,100	$344,399
Bonds held to maturity, at amortized cost (market value: 2005 – $22,350; 2004 – $18,791)	21,472	18,294
Bond trading securities, at market value (cost: 2005 – $3,557; 2004 – $2,973)	3,579	2,984
Equity securities:
Common stocks available for sale, at market value (cost: 2005 – $9,564; 2004 – $8,569)	11,148	9,917
Common stocks trading, at market value (cost: 2005 – $6,671; 2004 – $5,651)	7,074	5,894
Preferred stocks, at market value (cost: 2005 – $2,335; 2004 – $2,017)	2,444	2,040
Mortgage loans on real estate, net of allowance (2005 – $57; 2004 – $65)	14,251	13,146
Policy loans	7,100	7,035
Collateral and guaranteed loans, net of allowance (2005 – $16; 2004 – $18)	2,215	2,282
Financial services assets:
Flight equipment primarily under operating leases, net of accumulated depreciation (2005 – $6,790; 2004 – $6,390)	35,689	32,705
Securities available for sale, at market value (cost: 2005 – $33,061; 2004 – $28,845)	33,056	30,448
Trading securities, at market value	4,318	3,142
Spot commodities, at market value	31	95
Unrealized gain on swaps, options and forward transactions	21,388	22,670
Trading assets	1,931	3,331
Securities purchased under agreements to resell, at contract value	12,576	26,272
Finance receivables, net of allowance (2005 – $584; 2004 – $571)	26,763	23,574
Securities lending collateral, at cost (approximates market value)	57,128	49,972
Other invested assets	25,001	22,527
Short-term investments, at cost (approximates market value)	17,465	16,102
Cash	1,738	2,009

Total investments, financial services assets and cash	667,467	638,838
Investment income due and accrued	5,676	5,588
Premiums and insurance balances receivable, net of allowance (2005 – $261; 2004 – $225)	15,313	15,137
Reinsurance assets, net of allowance (2005 – $412; 2004 – $400)	19,824	19,958
Deferred policy acquisition costs	30,812	29,736
Investments in partially owned companies	1,310	1,452
Real estate and other fixed assets, net of accumulated depreciation (2005 – $4,801; 2004 – $4,650)	6,225	6,192
Separate and variable accounts	58,463	57,741
Goodwill	8,423	8,601
Income taxes receivable – current	924	95
Other assets	14,205	15,322

Total assets	$828,642	$798,660

See Accompanying Notes to Financial Statements.

American International Group, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEET (continued)

(in millions, except share amounts) (unaudited)

	June 30,	December 31,
	2005	2004

Liabilities:
Reserve for losses and loss expenses	$65,327	$62,371
Reserve for unearned premiums	24,077	23,094
Future policy benefits for life and accident and health insurance contracts	108,208	104,737
Policyholders’ contract deposits	225,839	216,655
Other policyholders’ funds	10,332	10,280
Reserve for commissions, expenses and taxes	4,754	4,583
Insurance balances payable	3,968	3,703
Funds held by companies under reinsurance treaties	3,780	3,404
Deferred income taxes payable	9,657	7,042
Financial services liabilities:
Borrowings under obligations of guaranteed investment agreements	20,799	18,919
Securities sold under agreements to repurchase, at contract value	8,303	21,264
Trading liabilities	2,037	2,304
Securities and spot commodities sold but not yet purchased, at market value	4,343	4,866
Unrealized loss on swaps, options and forward transactions	15,447	18,132
Trust deposits and deposits due to banks and other depositors	4,154	4,248
Commercial paper	8,980	6,724
Notes, bonds, loans and mortgages payable	62,673	59,663
Commercial paper	3,884	2,969
Notes, bonds, loans and mortgages payable	5,274	5,499
Liabilities connected to trust preferred stock	1,489	1,489
Separate and variable accounts	58,463	57,741
Minority interest	5,119	4,584
Securities lending payable	57,128	49,972
Other liabilities	25,532	23,611

Total liabilities	739,567	717,854

Preferred shareholders’ equity in subsidiary companies	196	199

Shareholders’ equity:
Common stock, $2.50 par value; 5,000,000,000 shares authorized; shares issued 2005 – 2,751,327,476; 2004 – 2,751,327,476	6,878	6,878
Additional paid-in capital	2,069	1,954
Retained earnings	71,428	64,393
Accumulated other comprehensive income (loss)	10,805	9,593
Treasury stock, at cost; 2005 – 156,247,638; 2004 – 154,904,286 shares of common stock	(2,301)	(2,211)

Total shareholders’ equity	88,879	80,607

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$828,642	$798,660

See Accompanying Notes to Financial Statements.

American International Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF INCOME

(in millions, except per share amounts) (unaudited)

	Six Months		Three Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004

Revenues:
Premiums and other considerations	$35,223	$32,178	$17,541	$16,196
Net investment income	10,490	9,066	5,198	4,491
Realized capital gains (losses)	333	(26)	245	(141)
Other revenues	7,927	5,662	3,877	2,959

Total revenues	53,973	46,880	26,861	23,505

Benefits and expenses:
Incurred policy losses and benefits	29,201	27,101	14,336	13,504
Insurance acquisition and other operating expenses	13,534	11,867	6,730	6,028

Total benefits and expenses	42,735	38,968	21,066	19,532

Income before income taxes, minority interest and cumulative effect of an accounting change	11,238	7,912	5,795	3,973

Income taxes (benefits):
Current	1,777	2,273	790	951
Deferred	1,510	114	884	267

	3,287	2,387	1,674	1,218

Income before minority interest and cumulative effect of an accounting change	7,951	5,525	4,121	2,755

Minority interest	(275)	(175)	(129)	(105)

Income before cumulative effect of an accounting change	7,676	5,350	3,992	2,650

Cumulative effect of an accounting change, net of tax	–	(144)	–	–

Net income	$7,676	$5,206	$3,992	$2,650

Earnings per common share:
Basic
Income before cumulative effect of an accounting change	$2.96	$2.06	$1.54	$1.02
Cumulative effect of an accounting change, net of tax	–	(0.06)	–	–
Net income	$2.96	$2.00	$1.54	$1.02

Diluted
Income before cumulative effect of an accounting change	$2.93	$2.04	$1.53	$1.01
Cumulative effect of an accounting change, net of tax	–	(0.06)	–	–
Net income	$2.93	$1.98	$1.53	$1.01

Cash dividends per common share	$0.250	$0.130	$0.125	$0.065

Average shares outstanding:
Basic	2,596	2,609	2,596	2,608
Diluted	2,623	2,641	2,623	2,640

See Accompanying Notes to Financial Statements.

American International Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions) (unaudited)

Six Months Ended June 30,	2005	2004

Summary:
Net cash provided by operating activities	$13,605	$13,945
Net cash used in investing activities	(29,244)	(35,437)
Net cash provided by financing activities	16,212	22,643
Change in cumulative translation adjustments	(844)	(40)

Change in cash	(271)	1,111
Cash at beginning of period	2,009	922

Cash at end of period	$1,738	$2,033

Cash flows from operating activities:
Net income	$7,676	$5,206

Adjustments to reconcile net income to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in income:
Change in:
General and life insurance reserves	7,534	10,355
Premiums and insurance balances receivable and payable – net	89	(1,238)
Reinsurance assets	134	191
Deferred policy acquisition costs	(1,251)	(1,501)
Investment income due and accrued	(88)	(382)
Funds held under reinsurance treaties	376	376
Other policyholders’ funds	52	415
Current and deferred income taxes – net	680	1,008
Reserve for commissions, expenses and taxes	171	(452)
Other assets and liabilities – net	(399)	(16)
Trading assets and liabilities – net	1,133	(479)
Trading securities, at market value	(1,176)	323
Spot commodities, at market value	64	(437)
Net unrealized (gain) loss on swaps, options and forward transactions	(1,403)	719
Securities purchased under agreements to resell	13,696	(2,490)
Securities sold under agreements to repurchase	(12,961)	2,316
Securities and spot commodities sold but not yet purchased, at market value	(523)	(318)
Realized capital (gains) losses	(333)	26
Equity in income of partially owned companies and other invested assets	(879)	(646)
Amortization of premium and discount on securities	187	105
Depreciation expenses, principally flight equipment	836	997
Provision for finance receivable losses	175	186
Other – net	(185)	(319)

Total adjustments	5,929	8,739

Net cash provided by operating activities	$13,605	$13,945

See Accompanying Notes to Financial Statements.

American International Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

(in millions) (unaudited)

Six Months Ended June 30,	2005	2004

Cash flows from investing activities:
Cost of bonds, at market sold	$66,516	$66,702
Cost of bonds, at market matured or redeemed	7,946	7,128
Cost of equity securities sold	6,351	7,464
Realized capital gains (losses)	333	(26)
Purchases of fixed maturities	(90,761)	(98,883)
Purchases of equity securities	(8,591)	(8,615)
Mortgage, policy and collateral loans granted	(2,643)	(1,246)
Repayments of mortgage, policy and collateral loans	1,520	1,074
Sales of securities available for sale	1,949	1,058
Maturities of securities available for sale	2,451	2,097
Purchases of securities available for sale	(8,063)	(4,890)
Sales of flight equipment	243	1,127
Purchases of flight equipment	(3,667)	(3,369)
Net additions to real estate and other fixed assets	(400)	(337)
Sales or distributions of other invested assets	5,841	4,581
Investments in other invested assets	(6,893)	(6,376)
Change in short-term investments	1,992	1
Investments in partially owned companies	(3)	(1)
Finance receivable originations and purchases	(23,778)	(11,756)
Finance receivable principal payments received	20,413	8,830

Net cash used in investing activities	$(29,244)	$(35,437)

Cash flows from financing activities:
Receipts from policyholders’ contract deposits	$26,077	$27,109
Withdrawals from policyholders’ contract deposits	(17,032)	(11,026)
Change in trust deposits and deposits due to banks and other depositors	(94)	210
Change in commercial paper	3,171	2,712
Proceeds from notes, bonds, loans and mortgages payable	26,072	14,444
Repayments on notes, bonds, loans and mortgages payable	(23,098)	(11,325)
Proceeds from guaranteed investment agreements	6,760	4,318
Maturities of guaranteed investment agreements	(4,880)	(3,171)
Proceeds from common stock issued	36	90
Cash dividends to shareholders	(641)	(339)
Acquisition of treasury stock	(168)	(380)
Other – net	9	1

Net cash provided by financing activities	$16,212	$22,643

Supplementary information:
Taxes paid	$1,466	$1,657

Interest paid	$2,649	$2,139

See Accompanying Notes to Financial Statements.

American International Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(in millions) (unaudited)

	Six Months		Three Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

Comprehensive income:
Net income	$7,676	$5,206	$3,992	$2,650

Other comprehensive income:
Unrealized appreciation (depreciation) of investments – net of reclassification adjustments	2,263	(5,661)	4,679	(10,330)
Deferred income tax (expense) benefit on above changes	(566)	1,990	(1,713)	3,484
Foreign currency translation adjustments	(842)	(45)	(725)	(247)
Applicable income tax benefit on above changes	330	46	312	44
Net derivative gains (losses) arising from cash flow hedging activities	178	390	(207)	447
Deferred income tax (expense) benefit on above changes	(123)	(96)	83	(145)
Retirement plan liabilities adjustment, net of tax	(28)	(9)	2	18

Other comprehensive income (loss)	1,212	(3,385)	2,431	(6,729)

Comprehensive income	$8,888	$1,821	$6,423	$(4,079)

See Accompanying Notes to Financial Statements.

American International Group, Inc. and Subsidiaries

NOTES TO FINANCIAL STATEMENTS

1.	Financial Statement Presentation

(a) These statements are unaudited. In the opinion of management, all adjustments including normal recurring accruals have been made for a fair statement of the results presented herein. All material intercompany accounts and transactions have been eliminated. Certain accounts have been reclassified in the 2004 financial statements to conform to their 2005 presentation. For further information, refer to the Annual Report on Form 10-K of American International Group, Inc. (AIG) for the year ended December 31, 2004 (2004 Annual Report on Form 10-K). As more fully described in AIG’s 2004 Annual Report on Form 10-K, and AIG’s Form 10-Q/As for the quarterly periods ended March 31, 2004 and June 30, 2004, AIG restated the accounting for certain transactions and certain relationships for the quarters ended March 31, 2004 and June 30, 2004.

(b) In the course of the International Lease Finance Corporation (ILFC) review of its application of Statement of Financial Accounting Standards No. 133 — “Accounting for Derivative Instruments and Hedging Activities” (FAS 133) in connection with AIG’s internal review, ILFC, in consultation with its independent registered public accounting firm, identified an error in its accounting for certain payments received from aircraft and engine manufacturers. Under arrangements with these manufacturers, in certain circumstances the manufacturers established notional accounts for the benefit of ILFC, to which amounts were credited by the manufacturers in connection with the purchase by and delivery to ILFC and the lease of aircraft. Amounts credited to the notional accounts were used at ILFC’s direction to protect ILFC from certain events, including loss when airline customers of ILFC defaulted on lease payment obligations, to provide lease subsidies and other incentives to ILFC airline customers in connection with leases of certain aircraft and to reduce ILFC’s cost of aircraft purchased.

Historically, ILFC, recorded as revenues gross lease receipts from lessees who had received lease subsidies from the notional accounts and amounts paid directly to ILFC from the notional accounts in connection with lessee defaults. Amounts recorded as revenue at the time they were disbursed to ILFC or its lessees should have been recorded as a reduction of the purchase price of the aircraft at the time of delivery.

ILFC is restating its financial statements for the years 2000 through 2004 and for the quarter ended March 31, 2005 to correct its accounting for derivatives in accordance with FAS 133 to reflect amounts previously included in AIG’s financial statements for the year ended December 31, 2004, and its accounting for the payments from aircraft and engine manufacturers described above. The effect of ILFC’s restatement relating to the manufacturers’ payments is to reduce its separately-reported operating income by $70 million, $105 million and $111 million, respectively, for 2004, 2003 and 2002, and to reduce its separately-reported net income for those years by $45 million, $68 million and $72 million, respectively.

AIG is recording a pre-tax charge of $516 million to its operating income for the second quarter of 2005 to reflect the cumulative effect of the correction of the error relating to these payments through March 31, 2005.

(c) The net pre-tax charge to operating income recorded by AIG in the second quarter of 2005 to reflect adjustments from prior periods was approximately $375 million.

American International Group, Inc. and Subsidiaries

2.	Segment Information

The following table summarizes the operations by major operating segment for the six months and quarter ended June 30, 2005 and 2004:

	Six Months		Three Months
	Ended June 30,		Ended June 30,
Operating Segments
(in millions)	2005	2004	2005	2004

Revenues(a):
General Insurance(b)	$22,674	$20,280	$11,411	$10,205
Life Insurance & Retirement Services(c)	23,598	21,295	11,778	10,772
Financial Services(d)	4,838	3,153	2,389	1,365
Asset Management(e)	2,592	2,226	1,217	1,194
Other	271	(74)	66	(31)

Consolidated	$53,973	$46,880	$26,861	$23,505

Operating income(a)(f):
General Insurance	$3,572	$2,885	$1,875	$1,444
Life Insurance & Retirement Services	4,785	4,083	2,562	2,298
Financial Services	2,103	554	1,060	9
Asset Management	1,001	785	475	432
Other(g)	(223)	(395)	(177)	(210)

Consolidated	$11,238	$7,912	$5,795	$3,973

(a)	Revenues and operating income reflect changes in market or estimated fair value associated with derivatives that do not qualify for hedge accounting pursuant to FAS 133.
(b)	Represents the sum of General Insurance net premiums earned, net investment income and realized capital gains (losses).

(c)	Represents the sum of Life Insurance & Retirement Services GAAP premiums, net investment income and realized capital gains (losses).

(d)	Represents interest, lease and finance charges.

(e)	Represents management and advisory fees and net investment income with respect to guaranteed investment contracts (GICs).

(f)	Represents income before income taxes, minority interest and cumulative effect of an accounting change.

(g)	Represents other income (deductions) – net and other realized capital gains (losses).

The following table summarizes AIG’s General Insurance operations by major internal reporting unit for the six months and quarter ended June 30, 2005 and 2004:

	Six Months			Three Months
	Ended June 30,			Ended June 30,
General Insurance
(in millions)	2005		2004	2005		2004

Revenues:
Domestic Brokerage Group	$12,511		$11,064	$6,222		$5,550
Transatlantic	1,930		1,943	948		971
Personal Lines	2,380		2,201	1,208		1,112
Mortgage Guaranty	342		320	174		158
Foreign General	5,532		4,736	2,886		2,405
Reclassifications, Eliminations and Other	(21	) (a)	16	(27	) (a)	9

Total General Insurance	$22,674		$20,280	$11,411		$10,205

Operating Income:
Domestic Brokerage Group	$1,487	(b)(c)	$1,098	$766	(c)	$542
Transatlantic	213		231	99		114
Personal Lines	211		199	102		101
Mortgage Guaranty	213		212	109		116
Foreign General	1,469		1,129	826		561
Reclassifications, Eliminations and Other	(21	) (a)	16	(27	) (a)	10

Total General Insurance	$3,572		$2,885	$1,875		$1,444

(a)	Includes $26 million adjustment to reverse a Union Excess net investment income accrual.
(b)	Includes $118 million of additional losses incurred resulting from increased labor and material costs related to the 2004 Florida hurricanes.

(c)	Includes $100 million accrual in the second quarter of 2005 to cover current estimate of the liability relating to policies of workers compensation insurance written between 1985 and 1996. See Note 6(l).

NOTES TO FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

2.	Segment Information (continued)

The following table summarizes AIG’s Life Insurance & Retirement Services operations by major internal reporting unit for the six months and quarter ended June 30, 2005 and 2004:

	Six Months		Three Months
	Ended June 30,		Ended June 30,
Life Insurance & Retirement Services
(in millions)	2005	2004	2005	2004

Revenues(a):
Foreign:
AIA, AIRCO and Nan Shan(b)	$7,951	$7,421	$3,784	$3,680
ALICO, AIG Star Life and AIG Edison Life(c)	7,256	6,100	3,677	3,235
Philamlife and Other	258	229	129	112
Domestic:
AGLA and AG Life(d)	4,652	4,376	2,381	2,282
VALIC, AIG Annuity and AIG SunAmerica(e)	3,481	3,169	1,807	1,463

Total Life Insurance & Retirement Services	$23,598	$21,295	$11,778	$10,772

Operating Income:
Foreign:
AIA, AIRCO and Nan Shan(b)	$1,262	$1,130	$575	$639
ALICO, AIG Star Life and AIG Edison Life(c)	1,526	1,249	866	872
Philamlife and Other	33	43	17	15
Domestic:
AGLA and AG Life(d)	828	681	484	424
VALIC, AIG Annuity and AIG SunAmerica(e)	1,136	980	620	348

Total Life Insurance & Retirement Services	$4,785	$4,083	$2,562	$2,298

(a)	Represents the sum of Life Insurance & Retirement Services GAAP premiums, net investment income and realized capital gains (losses).
(b)	Represents the operations of American International Assurance Company, Limited together with American International Assurance Company (Bermuda) Limited (AIA), American International Reinsurance Company, Ltd. (AIRCO), and Nan Shan Life Insurance Company, Ltd. (Nan Shan).

(c)	Represents the operations of American Life Insurance Company (ALICO), AIG Star Life Insurance Co., Ltd. (AIG Star Life), and AIG Edison Life Insurance Company (AIG Edison Life).

(d)	AG Life includes the life operations of AIG Life Insurance Company and American International Life Assurance Company of New York. Also includes the operations of American General Life and Accident Insurance Company (AGLA).

(e)	“AIG SunAmerica” represents the annuity operations of AIG SunAmerica Life Assurance Company, as well as those of First SunAmerica Life Insurance Company and SunAmerica Life Insurance Company. Also includes the operations of The Variable Annuity Life Insurance Company (VALIC) and AIG Annuity Insurance Company (AIG Annuity).

American International Group, Inc. and Subsidiaries

2.	Segment Information (continued)

The following table summarizes AIG’s Financial Services operations by major internal reporting unit for the six months and quarter ended June 30, 2005 and 2004:

	Six Months		Three Months
	Ended June 30,		Ended June 30,
Financial Services
(in millions)	2005	2004	2005	2004

Revenues(a)(b):
Aircraft Finance(b)(c)	$994	$1,562	$136	$810
Capital Markets(d)(e)	2,079	122	1,341	(195)
Consumer Finance(f)	1,724	1,416	891	723
Other	41	53	21	27

Total Financial Services	$4,838	$3,153	$2,389	$1,365

Operating income(loss)(a)(b):
Aircraft Finance(b)	$(186)	$331	$(392)	$151
Capital Markets(e)	1,797	(196)	1,198	(363)
Consumer Finance	479	385	248	202
Other	13	34	6	19

Total Financial Services	$2,103	$554	$1,060	$9

(a)	Includes the unrealized gain (loss) attributable to economic hedges not qualifying for hedge accounting treatment under FAS 133, including the related foreign exchange gains and losses. For the first six months and second quarter ended June 30, 2005 and 2004, the effect was $(49) million and $(64) million, and $(11) million and $(31) million, respectively, in operating income for Aircraft Finance and $1.51 billion and $1.06 billion, and $(516) million and $(553) million in both revenues and operating income, respectively, for Capital Markets (AIG Financial Products Corp. and AIG Trading Group Inc. and their respective subsidiaries).
(b)	Includes $(755) million in revenues and $(516) million in operating income relating to the cumulative effect of the correction of the error relating to certain manufacturers’ payments to ILFC. See Note 1(b) herein.

(c)	Revenues were primarily from ILFC aircraft lease rentals.

(d)	Revenues, shown net of interest expense, were primarily from hedged proprietary positions entered into in connection with counterparty transactions and the effect of not qualifying for hedge accounting treatment under FAS 133 described in (a) above.

(e)	Certain transactions entered into by AIGFP generate tax credits and benefits which are included in income taxes on the consolidated statement of income. The amount of tax credits and benefits for the first six months and second quarter ended June 30, 2005 and 2004 are $40 million and $21 million, and $64 million and $29 million, respectively.

(f)	Revenues were primarily finance charges.

The following table summarizes AIG’s Asset Management revenues and operating income for the six months and quarter ended June 30, 2005 and 2004:

	Six Months		Three Months
	Ended June 30,		Ended June 30,

(in millions)	2005	2004	2005	2004

Revenues:
Guaranteed investment contracts	$1,799	$1,504	$903	$774
Institutional Asset Management(a)	493	475	176	292
Brokerage Services and Mutual Funds	125	123	62	62
Other	175	124	76	66

Total Asset Management	$2,592	$2,226	$1,217	$1,194

Operating income:
Guaranteed investment contracts	$536	$490	$279	$267
Institutional Asset Management(a)(b)	265	141	106	86
Brokerage Services and Mutual Funds	30	37	17	17
Other	170	117	73	62

Total Asset Management	$1,001	$785	$475	$432

(a)	Includes AIG Global Investment Group and certain smaller asset management operations.
(b)	Includes the results of certain AIG managed private equity and real estate funds that are consolidated effective December 31, 2003 pursuant to FIN46R, “Consolidation of Variable Interest Entities”. For the first six months and second quarter ended June 30, 2005 and 2004, operating income includes $112 million and $37 million, and $32 million and $28 million, respectively, of third-party limited partner earnings offset as an expense in Minority interest.

NOTES TO FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

3.	Earnings Per Share

Earnings per share of AIG are based on the weighted average number of common shares outstanding during the period.

Computation of Earnings Per Share:

	Six Months		Three Months
	Ended June 30,		Ended June 30,

(in millions, except per share amounts)	2005	2004	2005	2004

Numerator for basic earnings per share:
Income before cumulative effect of an accounting change	$7,676	$5,350	$3,992	$2,650
Cumulative effect of an accounting change, net of tax	–	(144)	–	–

Net income applicable to common stock	$7,676	$5,206	$3,992	$2,650

Denominator for basic earnings per share:
Average shares outstanding used in the computation of per share earnings:
Common stock issued	2,752	2,752	2,752	2,752
Common stock in treasury	(156)	(143)	(156)	(144)

Average shares outstanding – basic	2,596	2,609	2,596	2,608

Numerator for diluted earnings per share:
Income before cumulative effect of an accounting change	$7,676	$5,350	$3,992	$2,650
Cumulative effect of an accounting change, net of tax	–	(144)	–	–

Net income applicable to common stock	7,676	5,206	3,992	2,650

Interest on contingently convertible bonds, net of tax (a)	5	6	2	3

Adjusted net income applicable to common stock(a)	$7,681	$5,212	$3,994	$2,653

Denominator for diluted earnings per share:
Average shares outstanding	2,596	2,609	2,596	2,608
Incremental shares from potential common stock:
Average number of shares arising from outstanding employee stock plans (treasury stock method)(b)	18	23	18	23
Contingently convertible bonds(a)	9	9	9	9

Adjusted average shares outstanding – diluted(a)	2,623	2,641	2,623	2,640

Earnings per share:
Basic:
Income before cumulative effect of an accounting change	$2.96	$2.06	$1.54	$1.02
Cumulative effect of an accounting change, net of tax	–	(0.06)	–	–
Net income	$2.96	$2.00	$1.54	$1.02

Diluted:
Income before cumulative effect of an accounting change	$2.93	$2.04	$1.53	$1.01
Cumulative effect of an accounting change, net of tax	–	(0.06)	–	–
Net income	$2.93	$1.98	$1.53	$1.01

(a)	Assumes conversion of contingently convertible bonds due to the adoption of EITF Issue No. 04-8 “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share.”
(b)	Certain shares issuable pursuant to employee stock plans were not included in the computation of diluted earnings per share where the exercise price of the options exceeded the average market price and would have been antidilutive. The number of shares excluded were 23 million and 8 million for the first six months of 2005 and 2004, respectively.

     Pursuant to Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment to FASB Statement No. 123” (FAS 148), AIG adopted the “Prospective Method” of accounting for stock-based employee compensation effective January 1, 2003. FAS 148 also requires that AIG disclose the effect of stock-based compensation expense that would have been recognized if the fair value based

American International Group, Inc. and Subsidiaries
 3. Earnings Per Share (continued)

method had been applied to all the awards vesting in the current period.

     The effect with respect to stock-based compensation expense that would have been recognized if the fair value based method had been applied to all the awards vesting was approximately $0.01 per share for the first six months of 2005 and 2004, and less than $0.005 per share for the second quarter of 2005 and 2004.

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

     In the past, participation in the SICO Plans by any person, and the amount of such participation, was at the sole discretion of SICO’s Board of Directors. None of the costs of the various benefits provided under the SICO Plans have been paid by AIG, although AIG has recorded a charge to reported earnings for the deferred compensation amounts paid to AIG employees by SICO, with an offsetting entry to additional paid-in capital reflecting amounts deemed contributed by SICO. The SICO Plans provide that shares currently owned by SICO may be set aside by SICO for the benefit of the participant and distributed upon retirement. The SICO Board of Directors may permit an early payout under certain circumstances. Prior to payout, the participant is not entitled to vote, dispose of or receive dividends with respect to such shares, and shares are subject to forfeiture under certain conditions, including but not limited to the participant’s voluntary termination of employment with AIG prior to normal retirement age. In addition, SICO’s Board of Directors may elect to pay a participant cash in lieu of shares of AIG common stock.

     SICO has also provided certain personal benefits to AIG employees. The cost of such benefits, primarily attributable to personal use of corporate aircraft, has not been included in compensation expense.

     Compensation expense with respect to the SICO Plans aggregated $94 million and $28 million for the six months ended June 30, 2005 and 2004, respectively.

5.	Ownership and Transactions With Related Parties

(a) Ownership: C.V. Starr & Co., Inc. (Starr), a private holding company, The Starr Foundation, and SICO, a private holding company, owned in the aggregate approximately 16 percent of the voting stock of AIG at June 30, 2005. Five directors of AIG served as directors of Starr and SICO as of December 31, 2004. Since June 8, 2005, no director of AIG has served as a director of Starr or SICO.

     (b) Transactions with Related Parties: During the ordinary course of business, AIG and its subsidiaries pay commissions to Starr and its subsidiaries for the production and management of insurance business. There are no significant receivables from/payables to related parties at June 30, 2005.

6.	Commitments and Contingent Liabilities

In the normal course of business, various commitments and contingent liabilities are entered into by AIG and certain of its subsidiaries. In addition, AIG guarantees various obligations of certain subsidiaries.

     (a) AIG and certain of its subsidiaries become parties to derivative financial instruments with market risk resulting from both dealer and end user activities and to reduce currency, interest rate, equity and commodity exposures. These instruments are carried at their estimated fair values in the consolidated balance sheet. The vast majority of AIG’s derivative activity is transacted by AIG Financial Products Corp. and its subsidiaries (AIGFP). See also Note 20 in AIG’s 2004 Annual Report on Form 10-K.

     (b) Securities sold, but not yet purchased and spot commodities sold but not yet purchased represent obligations of Capital Markets operations to deliver specified securities and spot commodities at their contracted prices. Capital Markets operations records a liability to repurchase the securities and spot commodities in the market at prevailing prices.

     AIG has issued unconditional guarantees with respect to the prompt payment, when due, of all present and future payment obligations and liabilities of AIGFP arising from transactions entered into by AIGFP. Revenues for the six months ended June 30, 2005 and 2004 from Capital Markets operations were $2.08 billion and $122 million, respectively.

     (c) At June 30, 2005, International Lease Finance Corporation (ILFC) had committed to purchase 310 new aircraft deliverable from 2005 through 2010 at an estimated aggregate purchase price of $20.2 billion and had options to purchase 12 new aircraft deliverable through 2009 at an estimated aggregate purchase price of $988 million. ILFC will be required to find customers for any aircraft acquired, and it

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

     AIG continues to receive claims asserting injuries from toxic waste, hazardous substances, and other environmental pollutants and alleged damages to cover the cleanup costs of hazardous waste dump sites (hereinafter collectively referred to as environmental claims) and indemnity claims asserting injuries from asbestos. Estimation of asbestos and environmental claims loss reserves is a difficult process, as these claims, which emanate from policies written in 1984 and prior years, cannot be estimated by conventional reserving techniques. Asbestos and environmental claims development is affected by factors such as inconsistent court resolutions, the broadening of the intent of policies and scope of coverage and increasing number of new claims. AIG, together with other industry members, has and will continue to litigate the broadening judicial interpretation of policy coverage and the liability issues. If the courts continue in the future to expand the intent of the policies and the scope of the coverage, as they have in the past, additional liabilities would emerge for amounts in excess of reserves held. This emergence cannot now be reasonably estimated, but could have a material effect on AIG’s future operating results. The reserves carried for these claims at June 30, 2005 ($3.41 billion gross; $1.45 billion net) are believed to be adequate as these reserves are based on known facts and current law.

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

     (f) On June 27, 2005, AIG entered into agreements pursuant to which AIG agrees, subject to certain conditions, to (i) make any payment that is not promptly paid with respect to the benefits accrued by certain employees of AIG and its subsidiaries under the SICO Plans (as defined in Note 4) and (ii) make any payment to the extent not promptly paid by Starr with respect to amounts that become payable to certain employees of AIG and its subsidiaries who are also stockholders of Starr after the giving of a notice of repurchase or redemption under Starr’s organizational documents. AIG will accrue in total approximately $1 million for 2005 for these contingent liabilities.

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

American International Group, Inc. and Subsidiaries

6.	Commitments and Contingent Liabilities (continued)

     AIG recorded approximately a $178 million pre-tax charge in the fourth quarter of 2004 related to this matter and holds a reserve of approximately $353 million as of June 30, 2005.

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

     A number of lawsuits have been filed regarding the subject matter of the investigations of insurance brokerage practices, including derivative actions, individual actions and class actions under the federal securities laws, Racketeer Influenced and Corrupt Organizations Act (RICO), Employee Retirement Income Security Act (ERISA) and state common and corporate laws in both federal and state courts, including the federal district court in the Southern District of New York, in the Commonwealth of Massachusetts Superior Court and in Delaware Chancery Court. All of these actions generally allege that AIG and its subsidiaries violated the law by allegedly concealing a scheme to “rig bids” and “steer” business between insurance companies and insurance brokers.

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

     In April and May, amended complaints were filed in the consolidated derivative and securities cases, as well as in one of the ERISA lawsuits, pending in the federal district court in the Southern District of New York adding allegations concerning AIG’s accounting treatment for non-traditional insurance products that have been the subject of AIG’s press releases and are described more fully in AIG’s 2004 Annual Report on Form 10-K. Also in April, new derivative actions were filed in the Delaware Chancery Court, and in July a new derivative action was filed in the Southern District of New York, asserting claims premised on the same allegations concerning AIG’s accounting treatment for non-traditional insurance products. In June, the derivative cases in Delaware were consolidated. AIG’s Board of Directors has appointed a special committee of independent directors to review certain of the matters asserted in the derivative complaints.

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

American International Group, Inc. and Subsidiaries

7.	Employee Benefits

The following table presents the components of the net periodic benefit costs with respect to pensions and other benefits for the six months and second quarter ended June 30, 2005 and 2004:

	Pensions			Postretirement

	Non-U.S.	U.S.		Non-U.S.	U.S.
(In millions)	Plans	Plans	Total	Plans	Plans	Total

Six Months Ended June 30, 2005
Components of net period benefit cost:
Service cost	$37	$52	$89	$2	$3	$5
Interest cost	16	74	90	1	7	8
Expected return on assets	(11)	(82)	(93)	–	–	–
Amortization of prior service cost	(5)	(2)	(7)	–	(3)	(3)
FAS 88 loss due to settlements	3	–	3	–	–	–
Amortization of transition liability	1	–	1	–	–	–
Recognized actuarial loss	11	33	44	–	1	1

Net period benefit cost	$52	$75	$127	$3	$8	$11

Three Months Ended June 30, 2005
Components of net period benefit cost:
Service cost	$19	$26	$45	$1	$2	$3
Interest cost	8	37	45	–	4	4
Expected return on assets	(5)	(41)	(46)	–	–	–
Amortization of prior service cost	(3)	–	(3)	–	(2)	(2)
FAS 88 loss due to settlements	1	–	1	–	–	–
Recognized actuarial loss	6	16	22	–	1	1

Net period benefit cost	$26	$38	$64	$1	$5	$6

Six Months Ended June 30, 2004
Components of net period benefit cost:
Service cost	$30	$46	$76	$–	$2	$2
Interest cost	16	80	96	–	8	8
Expected return on assets	(10)	(86)	(96)	–	–	–
Amortization of prior service cost	(1)	2	1	–	(3)	(3)
Amortization of transitional liability	1	–	1	–	–	–
Recognized actuarial loss	10	28	38	–	1	1

Net period benefit cost	$46	$70	$116	$–	$8	$8

Three Months Ended June 30, 2004
Components of net period benefit cost:
Service cost	$15	$23	$38	$–	$1	$1
Interest cost	8	40	48	–	4	4
Expected return on assets	(5)	(43)	(48)	–	–	–
Amortization of prior service cost	–	1	1	–	(2)	(2)
Amortization of transitional liability	–	–	–	–	–	–
Recognized actuarial loss	5	14	19	–	1	1

Net period benefit cost	$23	$35	$58	$–	$4	$4

8.	Recent Accounting Standards

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

     In March 2005, the FASB issued FSP FIN46R-5 “Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities” (FSP FIN46R-5) to address whether a reporting enterprise has an implicit variable interest in a variable interest entity (VIE) or potential VIE when specific conditions exist. Although implicit variable interests are mentioned in FIN46(R), the term is not defined and only one example is provided. This FSP FIN46R-5 offers additional guidance, stating that implicit variable interests are implied financial interests in an entity that change with changes in the fair value of the entity’s net assets exclusive of variable interests. An implicit variable interest acts the same as an explicit variable interest except it involves the absorbing and/or receiving of variability indirectly from the entity (rather than directly). The identification of an implicit variable interest is a matter of judgment that depends on the relevant facts and circumstances. FSP FIN46R-5 is effective for the second quarter of 2005. The adoption of FSP FIN 46R-5 did not have a material effect on AIG’s financial condition or results of operations.

     On December 16, 2004, the FASB issued Statement No. 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29” (FAS 153). FAS 153 amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” The amendments made by FAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.” Previously, APB Opinion No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The provisions in FAS 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.

     On June 1, 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections” (FAS 154). FAS 154 replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” FAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. FAS 154 also provides that a correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors beginning January 1, 2006.

     At the June 2005 meeting, the Emerging Issues Task Force (EITF) reached a consensus with respect to Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (formerly, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights”). The Issue addresses what rights held by the limited partner(s) preclude consolidation in circumstances in which the sole general partner would consolidate the limited partnership in accordance with generally accepted accounting principles absent the existence of the rights held by the limited partner(s). Based on that consensus, the EITF also agreed to amend the consensus in Issue No. 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholders Have Certain Approval or Veto Rights.” Effective for general partners of all new limited partnerships formed and for existing limited partnerships for which the partnership agreements are modified, the guidance in this Issue is effective after June 29, 2005. For general partners in all other limited partnerships, the guidance in this Issue is effective beginning January 1, 2006. AIG is currently assessing the effect of adopting this EITF.

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

American General Corporation:

Condensed Consolidating Balance Sheet

	American
	International
June 30, 2005	Group, Inc.	AGC	Other		Consolidated
(in millions)	Guarantor	Issuer	Subsidiaries	Eliminations	AIG

Assets:
Invested assets	$1,230	$–	$676,979	$(12,480)	$665,729
Cash	71	–	1,667	–	1,738
Carrying value of subsidiaries and partially owned companies, at equity	91,210	27,732	5,908	(123,540)	1,310
Other assets	2,918	2,817	155,431	(1,301)	159,865

Total assets	$95,429	$30,549	$839,985	$(137,321)	$828,642

Liabilities:
Insurance liabilities	$384	$–	$445,965	$(64)	$446,285
Debt	3,654	2,184	109,978	(12,717)	103,099
Other liabilities	2,512	4,629	184,192	(1,150)	190,183

Total liabilities	6,550	6,813	740,135	(13,931)	739,567

Preferred shareholders’ equity in subsidiary companies	–	–	196	–	196
Total shareholders’ equity	88,879	23,736	99,654	(123,390)	88,879

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$95,429	$30,549	$839,985	$(137,321)	$828,642

	American
	International
December 31, 2004	Group, Inc.	AGC	Other		Consolidated
(in millions)	Guarantor	Issuer	Subsidiaries	Eliminations	AIG

Assets:
Invested assets	$1,394	$–	$647,610	$(12,175)	$636,829
Cash	17	–	1,992	–	2,009
Carrying value of subsidiaries and partially owned companies, at equity	81,610	26,165	12,076	(118,399)	1,452
Other assets	2,753	2,546	154,269	(1,198)	158,370

Total assets	$85,774	$28,711	$815,947	$(131,772)	$798,660

Liabilities:
Insurance liabilities	$405	$–	$428,491	$(69)	$428,827
Debt	3,647	2,482	101,391	(12,257)	95,263
Other liabilities	1,115	4,076	189,779	(1,206)	193,764

Total liabilities	5,167	6,558	719,661	(13,532)	717,854

Preferred shareholders’ equity in subsidiary companies	–	–	199	–	199
Total shareholders’ equity	80,607	22,153	96,087	(118,240)	80,607

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$85,774	$28,711	$815,947	$(131,772)	$798,660

NOTES TO FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

9.	Information Provided in Connection with Outstanding Debt (continued)

Condensed Consolidating Statement of Income

	American
	International
Six Months Ended June 30, 2005	Group, Inc.		AGC		Other			Consolidated
(in millions)	Guarantor		Issuer		Subsidiaries		Eliminations	AIG

Operating income (loss)	$116	(a)	$(76	) (b)	$11,198	(c)	$–	$11,238	(d)
Equity in undistributed net income of consolidated subsidiaries	6,766		1,423		–		(8,189)	–
Dividend income from consolidated subsidiaries	928		–		–		(928)	–
Income taxes (benefits)	134		(26)		3,179		–	3,287
Minority interest	–		–		(275)		–	(275)

Net income (loss)	$7,676		$1,373		$7,744		$(9,117)	$7,676

	American
	International
Six Months Ended June 30, 2004	Group, Inc.		AGC		Other		Consolidated
(in millions)	Guarantor		Issuer		Subsidiaries	Eliminations	AIG

Operating income (loss)	$(34	)(e)	$(41	) (f)	$7,987 (g)	$–	$7,912 (h)
Equity in undistributed net income of consolidated subsidiaries	4,834		1,111		–	(5,945)	–
Dividend income from consolidated subsidiaries	641		40		–	(681)	–
Income taxes (benefits)	235		(14)		2,166	–	2,387
Minority interest	–		–		(175)	–	(175)
Cumulative effect of an accounting change, net of tax	–		–		(144)	–	(144)

Net income (loss)	$5,206		$1,124		$5,502	$(6,626)	$5,206

(a)	Includes other income (deductions) – net and other realized capital gains (losses) of $(164) million for the six months ended June 30, 2005.
(b)	Includes other income (deductions) – net and other realized capital gains (losses) of $(76) million for the six months ended June 30, 2005.
(c)	Includes other income (deductions) – net and other realized capital gains (losses) of $17 million for the six months ended June 30, 2005.
(d)	Includes other income (deductions) – net and other realized capital gains (losses) of $(223) million for the six months ended June 30, 2005.
(e)	Includes other income (deductions) – net and other realized capital gains (losses) of $(164) million for the six months ended June 30, 2004.
(f)	Includes other income (deductions) – net and other realized capital gains (losses) of $(41) million for the six months ended June 30, 2004.
(g)	Includes other income (deductions) – net and other realized capital gains (losses) of $(190) million for the six months ended June 30, 2004.
(h)	Includes other income (deductions) – net and other realized capital gains (losses) of $(395) million for the six months ended June 30, 2004.

	American
	International
Three Months Ended June 30, 2005	Group, Inc.		AGC		Other			Consolidated
(in millions)	Guarantor		Issuer		Subsidiaries		Eliminations	AIG

Operating income (loss)	$154	(a)	$(39	) (b)	$5,680	(c)	$–	$5,795	(d)
Equity in undistributed net income of consolidated subsidiaries	3,214		790		–		(4,004)	–
Dividend income from consolidated subsidiaries	657		–		–		(657)	–
Income taxes (benefits)	33		(13)		1,654		–	1,674
Minority interest	–		–		(129)		–	(129)

Net income (loss)	$3,992		$764		$3,897		$(4,661)	$3,992

	American
	International
Three Months Ended June 30, 2004	Group, Inc.		AGC		Other			Consolidated
(in millions)	Guarantor		Issuer		Subsidiaries		Eliminations	AIG

Operating income (loss)	$(132	)(e)	$(11	) (f)	$4,116	(g)	$–	$3,973	(h)
Equity in undistributed net income of consolidated subsidiaries	2,537		545		–		(3,082)	–
Dividend income from consolidated subsidiaries	319		16		–		(335)	–
Income taxes (benefits)	74		(3)		1,147		–	1,218
Minority interest	–		–		(105)		–	(105)

Net income (loss)	$2,650		$553		$2,864		$(3,417)	$2,650

(a)	Includes other income (deductions) – net and other realized capital gains (losses) of $(37) million for the three months ended June 30, 2005.
(b)	Includes other income (deductions) – net and other realized capital gains (losses) of $(39) million for the three months ended June 30, 2005.
(c)	Includes other income (deductions) – net and other realized capital gains (losses) of $(101) million for the three months ended June 30, 2005.
(d)	Includes other income (deductions) – net and other realized capital gains (losses) of $(177) million for the three months ended June 30, 2005.
(e)	Includes other income (deductions) – net and other realized capital gains (losses) of $(181) million for the three months ended June 30, 2004.
(f)	Includes other income (deductions) – net and other realized capital gains (losses) of $(11) million for the three months ended June 30, 2004.
(g)	Includes other income (deductions) – net and other realized capital gains (losses) of $(18) million for the three months ended June 30, 2004.
(h)	Includes other income (deductions) – net and other realized capital gains (losses) of $(210) million for the three months ended June 30, 2004.

American International Group, Inc. and Subsidiaries

9.	Information Provided in Connection with Outstanding Debt (continued)

Condensed Consolidating Statements of Cash Flow

	American
	International
Six Months Ended June 30, 2005	Group, Inc.	AGC	Other	Consolidated
(in millions)	Guarantor	Issuer	Subsidiaries	AIG

Net cash provided by operating activities	$694	$642	$12,269	$13,605

Cash flows from investing:
Invested assets disposed	158	–	115,394	115,552
Invested assets acquired	–	–	(144,396)	(144,396)
Other	(173)	(270)	43	(400)

Net cash used in investing activities	(15)	(270)	(28,959)	(29,244)

Cash flows from financing activities:
Change in debts	(35)	(299)	8,359	8,025
Other	(630)	(73)	8,890	8,187

Net cash (used in) provided by financing activities	(665)	(372)	17,249	16,212

Change in cumulative translation adjustments	40	–	(884)	(844)

Change in cash	54	–	(325)	(271)
Cash at beginning of period	17	–	1,992	2,009

Cash at end of period	$71	$–	$1,667	$1,738

	American
	International
Six Months Ended June 30, 2004	Group, Inc.	AGC	Other	Consolidated
(in millions)	Guarantor	Issuer	Subsidiaries	AIG

Net cash provided by operating activities	$891	$550	$12,504	$13,945

Cash flows from investing:
Invested assets disposed	184	–	99,851	100,035
Invested assets acquired	(176)	–	(134,959)	(135,135)
Other	(192)	(362)	217	(337)

Net cash used in investing activities	(184)	(362)	(34,891)	(35,437)

Cash flows from financing activities:
Change in debts	(26)	(150)	7,154	6,978
Other	(572)	(38)	16,275	15,665

Net cash (used in) provided by financing activities	(598)	(188)	23,429	22,643

Change in cumulative translation adjustments	(110)	–	70	(40)

Change in cash	(1)	–	1,112	1,111
Cash at beginning of period	19	–	903	922

Cash at end of period	$18	$–	$2,015	$2,033

NOTES TO FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

9.	Information Provided in Connection with Outstanding Debt (continued)

(b) AIG Liquidity Corp. is a wholly owned subsidiary of AIG. AIG provides a full and unconditional guarantee of all obligations of AIG Liquidity Corp., which commenced operations in 2003.

AIG Liquidity Corp.:

Condensed Consolidating Balance Sheet

	American
	International	AIG
June 30, 2005	Group, Inc.	Liquidity		Other		Consolidated
(in millions)	Guarantor	Corp.		Subsidiaries	Eliminations	AIG

Assets:
Invested assets	$1,230	$	*	$676,979	$(12,480)	$665,729
Cash	71		*	1,667	–	1,738
Carrying value of subsidiaries and partially owned companies, at equity	91,210		–	33,640	(123,540)	1,310
Other assets	2,918		*	158,248	(1,301)	159,865

Total assets	$95,429	$	*	$870,534	$(137,321)	$828,642

Liabilities:
Insurance liabilities	$384		$–	$445,965	$(64)	$446,285
Debt	3,654		*	112,162	(12,717)	103,099
Other liabilities	2,512		*	188,821	(1,150)	190,183

Total liabilities	6,550		*	746,948	(13,931)	739,567

Preferred shareholders’ equity in subsidiary companies	–		–	196	–	196
Total shareholders’ equity	88,879		*	123,390	(123,390)	88,879

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$95,429	$	*	$870,534	$(137,321)	$828,642

*	Amounts significantly less than $1 million.

	American
	International	AIG
December 31, 2004	Group, Inc.	Liquidity		Other		Consolidated
(in millions)	Guarantor	Corp.		Subsidiaries	Eliminations	AIG

Assets:
Invested assets	$1,394	$	*	$647,610	$(12,175)	$636,829
Cash	17		*	1,992	–	2,009
Carrying value of subsidiaries and partially owned companies, at equity	81,610		–	38,241	(118,399)	1,452
Other assets	2,753		*	156,815	(1,198)	158,370

Total assets	$85,774	$	*	$844,658	$(131,772)	$798,660

Liabilities:
Insurance liabilities	$405		$–	$428,491	$(69)	$428,827
Debt	3,647		*	103,873	(12,257)	95,263
Other liabilities	1,115		*	193,855	(1,206)	193,764

Total liabilities	5,167		*	726,219	(13,532)	717,854

Preferred shareholders’ equity in subsidiary companies	–		–	199	–	199
Total shareholders’ equity	80,607		*	118,240	(118,240)	80,607

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$85,774	$	*	$844,658	$(131,772)	$798,660

*	Amounts significantly less than $1 million.

American International Group, Inc. and Subsidiaries

9.	Information Provided in Connection with Outstanding Debt (continued)

Condensed Consolidating Statement of Income

	American
	International		AIG
Six Months Ended June 30, 2005	Group, Inc.		Liquidity	Other			Consolidated
(in millions)	Guarantor		Corp.	Subsidiaries		Eliminations	AIG

Operating income	$116	(a)	$ *	$11,122	(b)	$–	$11,238	(c)
Equity in undistributed net income of consolidated subsidiaries	6,766		–	1,423		(8,189)	–
Dividend income from consolidated subsidiaries	928		–	–		(928)	–
Income taxes	134		*	3,153		–	3,287
Minority interest	–		–	(275)		–	(275)

Net income (loss)	$7,676		$ *	$9,117		$(9,117)	$7,676

*	Amounts significantly less than $1 million.

	American
	International		AIG
Six Months Ended June 30, 2004	Group, Inc.		Liquidity	Other		Consolidated
(in millions)	Guarantor		Corp.	Subsidiaries	Eliminations	AIG

Operating income (loss)	$(34	)(d)	$ *	$7,946 (e)	$–	$7,912 (f)
Equity in undistributed net income of consolidated subsidiaries	4,834		–	1,111	(5,945)	–
Dividend income from consolidated subsidiaries	641		–	40	(681)	–
Income taxes	235		*	2,152	–	2,387
Minority interest	–		–	(175)	–	(175)
Cumulative effect of an accounting change, net of tax	–		–	(144)	–	(144)

Net income (loss)	$5,206		$ *	$6,626	$(6,626)	$5,206

*	Amounts significantly less than $1 million.
(a)	Includes other income (deductions) — net and other realized capital gains (losses) of $(164) million for the six months ended June 30, 2005.
(b)	Includes other income (deductions) — net and other realized capital gains (losses) of $(59) million for the six months ended June 30, 2005.
(c)	Includes other income (deductions) — net and other realized capital gains (losses) of $(223) million for the six months ended June 30, 2005.
(d)	Includes other income (deductions) — net and other realized capital gains (losses) of $(164) million for the six months ended June 30, 2004.
(e)	Includes other income (deductions) — net and other realized capital gains (losses) of $(231) million for the six months ended June 30, 2004.
(f)	Includes other income (deductions) — net and other realized capital gains (losses) of $(395) million for the six months ended June 30, 2004.

NOTES TO FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

9.	Information Provided in Connection with Outstanding Debt (continued)

	American
	International		AIG
Three Months Ended June 30, 2005	Group, Inc.		Liquidity	Other			Consolidated
(in millions)	Guarantor		Corp.	Subsidiaries		Eliminations	AIG

Operating income	$154	(a)	$ *	$5,641	(b)	$–	$5,795	(c)
Equity in undistributed net income of consolidated subsidiaries	3,214		–	790		(4,004)	–
Dividend income from consolidated subsidiaries	657		–	–		(657)	–
Income taxes	33		*	1,641		–	1,674
Minority interest	–		–	(129)		–	(129)

Net income (loss)	$3,992		$ *	$4,661		$(4,661)	$3,992

*	Amounts significantly less than $1 million.

	American
	International		AIG
Three Months Ended June 30, 2004	Group, Inc.		Liquidity	Other			Consolidated
(in millions)	Guarantor		Corp.	Subsidiaries		Eliminations	AIG

Operating income (loss)	$(132	)(d)	$ *	$4,105	(e)	$–	$3,973	(f)
Equity in undistributed net income of consolidated subsidiaries	2,537		–	545		(3,082)	–
Dividend income from consolidated subsidiaries	319		–	16		(335)	–
Income taxes	74		*	1,144		–	1,218
Minority interest	–		–	(105)		–	(105)

Net income (loss)	$2,650		$ *	$3,417		$(3,417)	$2,650

*	Amounts significantly less than $1 million.
(a)	Includes other income (deductions) — net and other realized capital gains (losses) of $(37) million for the three months ended June 30, 2005.
(b)	Includes other income (deductions) — net and other realized capital gains (losses) of $(140) million for the three months ended June 30, 2005.
(c)	Includes other income (deductions) — net and other realized capital gains (losses) of $(177) million for the three months ended June 30, 2005.
(d)	Includes other income (deductions) — net and other realized capital gains (losses) of $(181) million for the three months ended June 30, 2004.
(e)	Includes other income (deductions) — net and other realized capital gains (losses) of $(29) million for the three months ended June 30, 2004.
(f)	Includes other income (deductions) — net and other realized capital gains (losses) of $(210) million for the three months ended June 30, 2004.

American International Group, Inc. and Subsidiaries

9.	Information Provided in Connection with Outstanding Debt (continued)

Condensed Consolidating Statements of Cash Flow

	American
	International	AIG
Six Months Ended June 30, 2005	Group, Inc.	Liquidity	Other	Consolidated
(in millions)	Guarantor	Corp.	Subsidiaries	AIG

Net cash provided by operating activities	$694	$ *	$12,911	$13,605

Cash flows from investing:
Invested assets disposed	158	–	115,394	115,552
Invested assets acquired	–	–	(144,396)	(144,396)
Other	(173)	*	(227)	(400)

Net cash used in investing activities	(15)	*	(29,229)	(29,244)

Cash flows from financing activities:
Change in debts	(35)	–	8,060	8,025
Other	(630)	*	8,817	8,187

Net cash (used in) provided by financing activities	(665)	*	16,877	16,212

Change in cumulative translation adjustments	40	–	(884)	(844)

Change in cash	54	*	(325)	(271)
Cash at beginning of period	17	–	1,992	2,009

Cash at end of period	$71	$ *	$1,667	$1,738

*	Amounts significantly less than $1 million.

	American
	International	AIG
Six Months Ended June 30, 2004	Group, Inc.	Liquidity	Other	Consolidated
(in millions)	Guarantor	Corp.	Subsidiaries	AIG

Net cash provided by operating activities	$891	$ *	$13,054	$13,945

Cash flows from investing:
Invested assets disposed	184	–	99,851	100,035
Invested assets acquired	(176)	–	(134,959)	(135,135)
Other	(192)	*	(145)	(337)

Net cash used in investing activities	(184)	*	(35,253)	(35,437)

Cash flows from financing activities:
Change in debts	(26)	–	7,004	6,978
Other	(572)	*	16,237	15,665

Net cash (used in) provided by financing activities	(598)	*	23,241	22,643

Change in cumulative translation adjustments	(110)	–	70	(40)

Change in cash	(1)	*	1,112	1,111
Cash at beginning of period	19	–	903	922

Cash at end of period	$18	$ *	$2,015	$2,033

*	Amounts significantly less than $1 million.

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

     AIG’s subsidiaries serve commercial, institutional and individual customers through an extensive property-casualty and life insurance and retirement services network. In the United States, AIG companies are the largest underwriters of commercial and industrial insurance and one of the largest life insurance and retirement services operations as well. AIG’s Financial Services businesses include commercial aircraft and equipment leasing, capital markets operations and consumer finance, both in the United States and abroad. AIG also provides asset management services and offers guaranteed investment contracts, also known as funding agreements (GICs), to institutions and individuals.

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

The following table summarizes AIG’s revenues, income before income taxes, minority interest and cumulative effect of an accounting change and net income for the six months ended June 30, 2005 and 2004:

(in millions)	2005	2004

Total revenues	$53,973	$46,880

Income before income taxes, minority interest and cumulative effect of an accounting change	11,238	7,912

Net income	$7,676	$5,206

Consolidated Results

The 15.1 percent growth in revenues in the first six months of 2005 was primarily attributable to the growth in net premiums earned from global General Insurance operations as well as growth in both General Insurance and Life Insurance & Retirement Services net investment income and Life Insurance & Retirement Services GAAP premiums.

     AIG’s income before income taxes, minority interest and cumulative effect of an accounting change increased 42.0 percent in the first six months of 2005 when compared to the same period of 2004. General Insurance, Life Insurance & Retirement Services, Financial Services, and Asset Management operating income gains were the primary factors for the increase over 2004 in both pretax income and net income.

The following table summarizes the operations of each principal segment for the six months ended June 30, 2005 and 2004. See also Note 2 of Notes to Financial Statements.

(in millions)	2005	2004

Revenues(a):
General Insurance(b)	$22,674	$20,280
Life Insurance & Retirement Services(c)	23,598	21,295
Financial Services(d)	4,838	3,153
Asset Management(e)	2,592	2,226
Other	271	(74)

Consolidated	$53,973	$46,880

Operating Income(a)(f):
General Insurance	$3,572	$2,885
Life Insurance & Retirement Services	4,785	4,083
Financial Services	2,103	554
Asset Management	1,001	785
Other(g)	(223)	(395)

Consolidated	$11,238	$7,912

(a)	Revenues and operating income reflect changes in market or estimated fair value associated with derivatives that do not qualify for hedge accounting pursuant to FAS 133.
(b)	Represents the sum of General Insurance net premiums earned, net investment income and realized capital gains (losses).

(c)	Represents the sum of Life Insurance & Retirement Services GAAP premiums, net investment income and realized capital gains (losses).

(d)	Represents interest, lease and finance charges.

(e)	Represents management and advisory fees and net investment income with respect to GICs.
(f)	Represents income before income taxes, minority interest and cumulative effect of an accounting change.

(g)	Represents other income (deductions) – net and other realized capital gains (losses).

General Insurance

AIG’s General Insurance operations provide property and casualty products and services throughout the world. The increase in General Insurance operating income in the first six months of 2005 compared to the same period of 2004 was primarily attributable to strong growth in operating income with respect to Domestic Brokerage Group’s and Foreign General’s operations. In addition, realized capital gains improved for the segment in the first six months of 2005 compared to the same period of 2004. DBG’s operating income included additional losses in the first six months of 2005 resulting from increased labor and material costs related to the 2004 Florida hurricanes.

Life Insurance & Retirement Services

AIG’s Life Insurance & Retirement Services operations provide insurance, financial and investment products throughout the world. Foreign operations provided approximately 59 percent of AIG’s Life Insurance & Retirement Services operating income for the first six months of 2005.

     Life Insurance & Retirement Services operating income increased by 17.2 percent in the first six months of 2005 when compared to the same period of 2004. This increase resulted from growth in AIG’s principal Foreign Life Insurance & Retirement Services businesses, and the improvement in realized capital gains in 2005 compared to 2004.

Financial Services

AIG’s Financial Services subsidiaries engage in diversified activities including aircraft and equipment leasing, capital market transactions, consumer finance and insurance premium financing.

     Financial Services operating income increased significantly in the first six months of 2005 compared to the same period of 2004, primarily due to the fluctuation in earnings resulting from the accounting effect of FAS 133. Fluctuations in revenues and operating income from quarter to quarter are not unusual because of the transaction-oriented nature of Capital Markets operations and the effect of not qualifying for hedge accounting treatment under FAS 133 for hedges on securities available for sale and borrowings. The increase was partially offset by the adjustment for ILFC’s restatement relating to vendor payments. Consumer Finance operations in-

American International Group, Inc. and Subsidiaries
creased revenues and operating income, both domestically and internationally.

Asset Management

AIG’s Asset Management operations include institutional and retail asset management and broker dealer services and spread-based investment business from the sale of GICs. These products and services are offered to individuals and institutions, both domestically and overseas.

     Asset Management operating income increased 27.5 percent in the first six months of 2005 when compared to the same period of 2004 as a result of the upturn in worldwide financial markets and a strong global product portfolio.

Capital Resources

At June 30, 2005, AIG had total consolidated shareholders’ equity of $88.88 billion and total consolidated borrowings of $103.10 billion. At that date, $92.91 billion of such borrowings were either not guaranteed by AIG or were matched borrowings under obligations of guaranteed investment agreements (GIAs), liabilities connected to trust preferred stock, or matched notes and bonds payable.

     During the period from January 1, 2005 through June 30, 2005, AIG purchased in the open market 2,477,100 shares of its common stock.

Liquidity

At June 30, 2005, AIG’s consolidated invested assets included $19.20 billion in cash and short-term investments. Consolidated net cash provided from operating activities in the first six months of 2005 amounted to $13.61 billion. AIG believes that its liquid assets, cash provided by operations and access to short term funding through commercial paper and bank credit facilities will enable it to meet any anticipated cash requirements.

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

     These ratings actions have affected and will continue to affect AIG’s business and results of operations in a number of ways.

•	Downgrades in AIG’s debt ratings will adversely affect AIG’s results of operations. AIG relies on external sources of financing to fund several of its operations. The cost and availability of unsecured financing are generally dependent on the issuer’s long-term and short-term debt ratings. These downgrades and any future downgrades in AIG’s debt ratings will increase AIG’s borrowing costs and therefore adversely affect AIG’s results of operations.

•	The downgrade in AIG’s long-term senior debt ratings will adversely affect AIGFP’s ability to compete for certain businesses. Credit ratings are very important to the ability of financial institutions to compete in the derivative and structured transaction marketplaces. Historically, AIG’s triple-A ratings provided AIGFP a competitive advantage. The downgrades have reduced this advantage and, for specialized financial transactions that generally are conducted only by triple-A rated financial institutions, counterparties may be unwilling to transact business with AIGFP except on a secured basis. This could require AIGFP to post more collateral to counterparties in the future. See below for a further discussion of the effect that posting collateral may have on AIG’s liquidity.

•	Although the financial strength ratings of AIG’s insurance company subsidiaries remain high compared to many of their competitors, the downgrades have reduced the previous ratings differential. The competitive advantage of the ratings to AIG’s insurance company subsidi-

American International Group, Inc. and Subsidiaries

aries may be lessened accordingly. The recent regulatory inquiries, internal investigations, and delay in the filing of the 2004 Annual Report on Form 10-K, as well as negative publicity, had caused independent producers and distributors of AIG’s domestic life and retirement services products to be more cautious in placing business with AIG subsidiaries. AIG is unable to predict the effect of these issues on AIG’s business, including any increase in associated surrender or replacement activity.

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

     AIG currently estimates that it has incurred approximately $40 million of pre-tax losses arising from hurricanes to date in third quarter 2005. These losses will be reflected in AIG’s third quarter 2005 results.

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

     Domestically, AIG anticipates continued operating growth in 2005 as distribution channels are expanded and new products are introduced. The home service operation has not met business objectives, although its cash flow has been strong, and domestic group life/health continues to be weak. AIG expects restructuring efforts in these businesses to show positive results by early 2006. AIG American General’s current ratings remain equal to or higher than many of its principal competitors. Nevertheless, recent events have caused independent producers and distributors of AIG American General’s products to be more cautious in placing business with AIG. Therefore, AIG is unable to predict the effect of these issues on AIG’s business, including any increase in associated surrender or replacement activity.

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

American International Group, Inc. and Subsidiaries
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

     Domestic General Insurance operations are comprised of the Domestic Brokerage Group (DBG), which includes the operations of The Hartford Steam Boiler Inspection and Insurance Company (HSB); Transatlantic Holdings, Inc. (Transatlantic); Personal Lines, including 21st Century Insur-

American International Group, Inc. and Subsidiaries
ance Group (21st Century); and United Guaranty Corporation (UGC).

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

     In addition to writing substantially all classes of business insurance, including large commercial or industrial property insurance, excess liability, inland marine, environmental, workers compensation and excess and umbrella coverages, DBG offers many specialized forms of insurance such as aviation, accident and health, equipment breakdown, D&O, difference-in-conditions, kidnap-ransom, export credit and political risk, and various types of professional errors and omissions coverages. The AIG Risk Management operation provides insurance and risk management programs for large corporate customers. The AIG Risk Finance operation is a leading provider of customized structured insurance products. Also included in DBG are the operations of AIG Environmental, which focuses specifically on providing specialty products to clients with environmental exposures. Lexington writes surplus lines, those risks for which conventional insurance companies do not readily provide insurance coverage, either because of complexity or because the coverage does not lend itself to conventional contracts.

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

     A basic premise of GAAP accounting is the recognition of expenses at the same time revenues are earned, the accounting principle of matching. Therefore, to convert underwriting results to a GAAP basis, acquisition expenses are deferred (deferred policy acquisition costs (DAC)) and amor-

American International Group, Inc. and Subsidiaries
tized over the period the related net premiums written are earned. Accordingly, the statutory underwriting profit has been adjusted as a result of acquisition expenses being deferred as required by GAAP. DAC is reviewed for recoverability, and such review requires management judgment. See also “Critical Accounting Estimates” herein.

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

General Insurance operating income is comprised of underwriting profit, net investment income and realized capital gains and losses. These components, as well as net premiums written, net premiums earned and statutory ratios for the six months ended June 30, 2005 and 2004 were as follows:

(in millions, except ratios)	2005		2004

Net premiums written:
Domestic General
DBG	$11,572		$11,002
Transatlantic	1,769		1,835
Personal Lines	2,359		2,210
Mortgage Guaranty	310		290
Foreign General	5,423		4,905

Total	$21,433		$20,242

Net premiums earned:
Domestic General
DBG	$11,167		$10,020
Transatlantic	1,750		1,789
Personal Lines	2,277		2,106
Mortgage Guaranty	283		263
Foreign General	4,895		4,292

Total	$20,372		$18,470

Underwriting profit:
Domestic General
DBG	$143	(a)(b)	$54
Transatlantic	33		76
Personal Lines	108		104
Mortgage Guaranty	154		156
Foreign General	832		685

Total	$1,270		$1,075

Net investment income:
Domestic General
DBG	$1,189		$950
Transatlantic	169		145
Personal Lines	106		92
Mortgage Guaranty	59		59
Intercompany adjustments, eliminations and other – net	(26	) (c)	–
Foreign General	575		376

Total	$2,072		$1,622

Realized capital gains (losses)	230		188

Operating income	$3,572		$2,885

Domestic General:
Loss Ratio	76.27	(a)	78.85
Expense Ratio	19.77	(b)	18.59

Combined Ratio	96.04		97.44

Foreign General:
Loss Ratio	53.43		56.16
Expense Ratio(d)	28.35		26.57

Combined ratio(d)	81.78		82.73

Consolidated:
Loss Ratio	70.78	(a)	73.58
Expense Ratio	21.94	(b)	20.53

Combined Ratio	92.72		94.11

(a)	Includes $118 million of additional losses incurred resulting from increased labor and material costs related to the 2004 Florida Hurricanes (0.76 points increase on the domestic general loss ratio and 0.58 points increase on the consolidated general loss ratio).

(b)	Includes $100 million accrual in the second quarter of 2005 to cover DBG’s current estimate of liability in connection with certain policies of workers compensation insurance written between 1985 and 1996. See Note 6(l) of Notes to Financial Statements.

(c)	Represents an adjustment to reverse a Union Excess net investment income accrual.

(d)	Includes the results of wholly owned AIU agencies.

General Insurance Results

     General Insurance operating income in the first six months of 2005 showed excellent results. The increase in General Insurance operating income in the first six months of 2005 was primarily attributable to strong profitable growth

American International Group, Inc. and Subsidiaries
in Foreign General’s underwriting results and DBG’s and Foreign General’s net investment income. DBG’s underwriting results included additional losses incurred resulting from increased labor and material costs related to the 2004 Florida hurricanes.

     Like most AIG units, DBG benefited in the first six months of 2005 from a strong profit center focus and growing distribution channels. Overall, DBG’s net premiums written increased in the first six months of 2005 and 2004, as new business, generally higher renewal retention rates and a modest change in the mix of business towards classes (i.e. smaller accounts) that purchase less reinsurance more than offset modest rate decreases in some classes (i.e. property, D&O, healthcare, aviation). Domestic property-casualty premium rates are generally satisfactory at this time, although AIG has begun to see evidence in some classes of business, including property, D&O, energy and healthcare, where rates quoted by other carriers on selected accounts or segments do not meet AIG’s view of satisfactory. The loss ratio decreased from the same period of 2004 principally as a result of the effect of prior year rate increases on premiums earned in the quarter and lower losses in the quarter in short tail classes of business, such as aviation, property and accident & health, offset by $118 million of additional losses incurred resulting from increased labor and material costs related to the 2004 Florida hurricanes incurred in the first quarter of 2005.

     Transatlantic’s net premiums written and net premiums earned for the first six months of 2005 decreased compared with the same period in 2004, principally as a result of decreased domestic business, partially offset by increased international business.

     Personal Lines net premiums written in the first six months of 2005 increased when compared to the same period of 2004 due to good growth in its core business units through expanded marketing efforts, increased agent/broker appointments, and enhanced product offerings. These gains were partially offset by reductions in its involuntary auto business and aggressive re-underwriting of the previously acquired GE business. Underwriting income increased as a result of earned premium growth with no significant change in the combined ratio.

     Mortgage Guaranty’s net premiums written increased in the first six months of 2005 when compared to the same period of 2004. Strong growth in second liens and international business was mostly offset by flat performance in domestic first lien and private student loan operations. Domestic first lien production was affected by a lower residential refinance market due to marginally higher long-term mortgage rates compared to last year, while timing in premiums received adversely affected private student loan production.

     Foreign General Insurance had strong results in the first six months of 2005. Growth in net premiums written was achieved due to new business as well as new distribution channels partially offset by rate decreases in Australia and the United Kingdom commercial lines. The Far East region had excellent results. Personal accident business exhibited strong growth. In Japan, the purchase of the Royal & SunAlliance branch operations opened new distribution channels. Commercial lines in Europe and the Ascot syndicate continue to exhibit strong growth, as did Personal Lines operations in Brazil and Latin America. This growth translated to improved underwriting results. Rate decreases in the United Kingdom commercial lines caused a significant reduction in second quarter 2005 growth in net premiums written.

AIG transacts business in most major foreign currencies. The following table summarizes the effect of changes in foreign currency exchange rates on the growth of General Insurance net premiums written for the first six months of 2005:

2005

Growth in original currency	4.8%
Foreign exchange effect	1.1
Growth as reported in U.S. dollars	5.9%

     As previously noted, DBG’s results include $118 million of additional losses incurred in the first six months of 2005 resulting from increased labor and material costs related to the 2004 Florida hurricanes. Other effects of catastrophes incurred in the first six months of 2005 and 2004 were insignificant. The effect on losses caused by catastrophes can fluctuate widely from year to year, making comparisons of recurring type business more difficult. With respect to catastrophe losses, AIG believes that it has taken appropriate steps, such as careful exposure selection and obtaining reinsurance coverage, to reduce the effect of the magnitude of possible future losses. The occurrence of one or more catastrophic events of unanticipated frequency or severity, such as terrorist attack, earthquake or hurricane, that causes insured losses, however, could have a material adverse effect on AIG’s results of operations, liquidity or financial condition.

     General Insurance net investment income grew in the first six months of 2005 when compared to the same period of 2004. AIG is benefiting from strong cash flow, higher interest rates as well as increased partnership income. Partnership income was particularly strong for Foreign General in the second quarter of 2005 due to increases in market valuations of infrastructure fund investments in Africa, Asia, China, Eastern Europe and India. Additionally, net investment income was positively affected by the compounding of previously earned and reinvested net investment income.

     Realized capital gains and losses resulted from the ongoing investment management of the General Insurance portfolios within the overall objectives of the General Insurance operations. See the discussion on “Valuation of Invested Assets” herein.

American International Group, Inc. and Subsidiaries

     The contribution of General Insurance operating income to AIG’s consolidated income before income taxes, minority interest and cumulative effect of an accounting change was 31.8 percent in the first six months of 2005 compared to 36.5 percent in the same period of 2004.

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

     AIG’s consolidated general reinsurance assets amounted to $18.49 billion at June 30, 2005 and resulted from AIG’s reinsurance arrangements. Thus, a credit exposure existed at June 30, 2005 with respect to reinsurance recoverable to the extent that any reinsurer may not be able to reimburse AIG under the terms of these reinsurance arrangements. AIG manages its credit risk in its reinsurance relationships by transacting with reinsurers that it considers financially sound, and when necessary AIG holds substantial collateral in the form of funds, securities and/or irrevocable letters of credit. This collateral can be drawn on for amounts that remain unpaid beyond specified time periods on an individual reinsurer basis. At December 31, 2004, approximately 43 percent of the general reinsurance assets were from unauthorized reinsurers. In order to obtain statutory recognition, the majority of these balances were collateralized. The remaining 57 percent of the general reinsurance assets were from authorized reinsurers. The terms authorized and unauthorized pertain to regulatory categories, not creditworthiness. Approximately 90 percent of the balances with respect to authorized reinsurers are from reinsurers rated A (excellent) or better, as rated by A.M. Best, or A (strong) or better, as rated by Standard & Poor’s. Through June 30, 2005, these distribution percentages have not changed significantly. These ratings are measures of financial strength.

     AIG maintains a reserve for estimated unrecoverable reinsurance, but it has been largely successful in its previous recovery efforts. At June 30, 2005 AIG had a reserve for unrecoverable reinsurance approximating $412 million. At that date, AIG had no significant reinsurance recoverables due from any individual reinsurer that was financially troubled (e.g., liquidated, insolvent, in receivership or otherwise subject to formal or informal regulatory restriction).

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

     AIG enters into intercompany reinsurance transactions, primarily through AIRCO, for its General Insurance and Life Insurance operations. AIG enters into these transactions as a sound and prudent business practice in order to maintain underwriting control and spread insurance risk among AIG’s various legal entities. These reinsurance agreements have been approved by the appropriate regulatory authorities. All material intercompany transactions have been eliminated in consolidation. AIG generally obtains letters of credit in order to obtain statutory recognition of these intercompany reinsurance transactions. At June 30, 2005, approximately $3.3 billion of letters of credit were outstanding to cover intercompany reinsurance transactions with AIRCO or other General Insurance subsidiaries.

     At June 30, 2005, the consolidated general reinsurance assets of $18.49 billion include reinsurance recoverables for paid losses and loss expenses of $1.10 billion, $14.27 billion with respect to the ceded reserve for losses and loss expenses, including ceded losses incurred but not reported (IBNR) (ceded reserves) and $3.12 billion of ceded reserve for unearned premiums. The ceded reserves represent the accumulation of estimates of ultimate ceded losses including provisions for ceded IBNR and loss expenses. The methods used to determine such estimates and to establish the result-

American International Group, Inc. and Subsidiaries
ing ceded reserves are continually reviewed and updated by management. Any adjustments thereto are reflected in income currently. It is AIG’s belief that the ceded reserves at June 30, 2005 were representative of the ultimate losses recoverable. In the future, as the ceded reserves continue to develop to ultimate amounts, the ultimate loss recoverable may be greater or less than the reserves currently ceded.

Reserve for Losses and Loss Expenses

The table below classifies as of June 30, 2005 the components of the General Insurance reserve for losses and loss expenses (loss reserves) with respect to major lines of business*:

(in millions)

Other liability occurrence	$17,094
Other liability claims made	11,071
Workers compensation	10,099
Auto liability	5,564
Property	4,306
International	3,562
Reinsurance	2,474
Medical malpractice	2,228
Aircraft	1,734
Products liability	1,384
Commercial multiple peril	1,154
Accident and health	1,077
Fidelity/ surety	962
Other	2,618

Total	$65,327

*	Presented by lines of business pursuant to statutory reporting requirements as prescribed by the National Association of Insurance Commissioners.

     These loss reserves represent the accumulation of estimates of ultimate losses, including IBNR and loss expenses on a statutory accounting basis.

     At June 30, 2005, General Insurance net loss reserves increased $3.32 billion from the prior year end to $51.06 billion. The net loss reserves represent loss reserves reduced by reinsurance recoverables, net of an allowance for unrecoverable reinsurance and the discount for future investment income. The table below classifies the components of the General Insurance net loss reserves by business unit as of June 30, 2005.

(in millions)

DBG(a)	$35,472
Personal Lines(b)	2,367
Transatlantic	5,057
Mortgage Guaranty	338
Foreign General(c)	7,828

Total Net Loss Reserve	$51,062

(a)	DBG loss reserves include approximately $3.58 billion ($4.15 billion before discount) related to business written by DBG but ceded to AIRCO and reported in AIRCO’s statutory filings.
(b)	Personal Lines loss reserves include $758 million related to business ceded to DBG and reported in DBG’s statutory filings.
(c)	Foreign General loss reserves include approximately $2.01 billion related to business reported in DBG’s statutory filings.

     The DBG net loss reserve of $35.47 billion is comprised principally of the business of AIG subsidiaries participating in the American Home/National Union pool (11 companies) and the surplus lines pool (Lexington, Starr Excess Liability Insurance Company and Landmark Insurance Company).

     Beginning in 1998, DBG ceded a quota share percentage of its other liability occurrence and products liability occurrence business to AIRCO. The quota share percentage ceded was 40 percent in 1998, 65 percent in 1999, 75 percent in 2000 and 2001, 50 percent in 2002 and 2003, 40 percent in 2004 and 35 percent in 2005 and covered all business written in these years for these lines by participants in the American Home/National Union pool. In 1998 the cession reflected only the other liability occurrence business, but in 1999 and subsequent years included products liability occurrence. AIRCO’s loss reserves relating to these quota share cessions from DBG are recorded on a discounted basis. As of June 30, 2005, AIRCO carried a discount of approximately $570 million applicable to the $4.15 billion in undiscounted reserves it assumed from the American Home/National Union pool via this quota share cession. AIRCO also carries approximately $389 million in net loss reserves relating to Foreign General insurance business. These reserves are carried on an undiscounted basis.

     Beginning in 1997, the Personal Lines division ceded a percentage of all business written by the companies participating in the personal lines pool to the American Home/National Union pool. As noted above, the total reserves carried by participants in the American Home/National Union pool relating to this cession amounted to $758 million as of June 30, 2005.

     The companies participating in the American Home/National Union pool have maintained a participation in the business written by AIU for decades. As of June 30, 2005, these AIU reserves carried by participants in the American Home/National Union pool amounted to approximately $2.01 billion. The remaining Foreign General reserves are carried by AIUO, AIRCO, and other smaller AIG subsidiaries domiciled outside the United States. Statutory filings in the U.S. by AIG companies reflect all the business written by U.S. domiciled entities only, and therefore exclude business written by AIUO, AIRCO, and all other internationally domiciled subsidiaries. The total reserves carried at June 30, 2005 by AIUO and AIRCO were approximately $3.61 billion and $3.97 billion, respectively. AIRCO’s $3.97 billion in total general insurance reserves consist of approximately $3.58 billion from business assumed from the American Home/National Union pool and an additional $389 million relating to Foreign General Insurance business.

     The above noted intercompany reinsurance transactions are separately presented in AIG’s segment disclosure.

     At June 30, 2005, AIG’s overall General Insurance net loss reserves reflects a loss reserve discount of $1.55 billion,

American International Group, Inc. and Subsidiaries
including tabular and non-tabular calculations. The tabular workers compensation discount is calculated using a 3.5 percent interest rate and the 1979-81 Decennial Mortality Table. The non-tabular workers compensation discount is calculated separately for companies domiciled in New York and Pennsylvania, and follows the statutory regulations for each state. For New York companies, the discount is based on a five percent interest rate and the companies’ own payout patterns. For Pennsylvania companies, the statute has specified discount factors for accident years 2001 and prior, which are based on a six percent interest rate and an industry payout pattern. For accident years 2002 and subsequent, the discount is based on the yield of U.S. Treasury securities ranging from one to twenty years and the company’s own payout pattern, with the future expected payment for each year using the interest rate associated with the corresponding Treasury security yield for that time period. The discount is comprised of the following: $397 million – tabular discount for workers compensation in DBG; $584 million – non-tabular discount for workers compensation in DBG; and, $570 million – non-tabular discount for other liability occurrence and products liability occurrence in AIRCO. The total undiscounted workers compensation loss reserve carried by DBG is approximately $7.3 billion as of June 30, 2005. The other liability occurrence and products liability occurrence business in AIRCO that is assumed from DBG is discounted using a 5.5 percent interest rate and the DBG payout pattern for this business. The undiscounted reserves assumed by AIRCO from DBG totaled approximately $4.15 billion at June 30, 2005.

     The methods used to determine loss reserve estimates and to establish the resulting reserves are continually reviewed and updated by management. Any adjustments resulting therefrom are reflected in operating income currently. It is management’s belief that the General Insurance net loss reserves are adequate to cover all General Insurance net losses and loss expenses as at June 30, 2005. While AIG annually reviews the adequacy of established loss reserves, there can be no assurance that AIG’s ultimate loss reserves will not adversely develop and materially exceed AIG’s loss reserves as of June 30, 2005. In the opinion of management, such adverse development and resulting increase in reserves is not likely to have a material adverse effect on AIG’s consolidated financial position, although it could have a material adverse effect on AIG’s consolidated results of operations for an individual reporting period.

     AIG has commissioned Milliman, Inc. to conduct a comprehensive independent actuarial review of the loss reserves of its principal property-casualty insurance operations. The review is expected to be completed before AIG reports its full year 2005 financial results.

The table below presents the reconciliation of net loss reserves for the first six months ended June 30, 2005 and 2004 as follows:

(in millions)	2005	2004

Net reserve for losses and loss expenses at beginning of year	$47,747	$36,738
Foreign exchange effect	(321)	112

Losses and loss expenses incurred:
Current year	14,096	12,841
Prior years*	324	749

Losses and loss expenses incurred	14,420	13,590

Losses and loss expenses paid	10,784	9,496

Net reserve for losses and loss expenses at end of period	$51,062	$40,944

*	Includes accretion of discount of $194 million in the first six months of 2005 and $188 million in the first six months of 2004. Additionally, includes $90 million in the first six months of 2005 and $95 million in the first six months of 2004 for the general reinsurance operations of Transatlantic, and $118 million of additional losses incurred in the first six months of 2005 resulting from increased labor and material costs related to the 2004 Florida hurricanes.

     In the second quarter of 2005, net loss development from prior accident years was approximately $84 million, including $97 million attributable to accretion of loss reserve discount and $35 million from the general reinsurance operations of Transatlantic. For the second quarter of 2004, the comparable loss development from prior accident years was approximately $381 million, including $94 million attributable to accretion of loss reserve discount and $50 million from the general reinsurance operations of Transatlantic. The prior year development for the second quarter of 2005 included approximately $400 million of adverse development from accident years 2001 and prior, offset by approximately $350 million of favorable development from accident year 2004 and approximately $100 million of favorable development from accident year 2003. The majority of the adverse development from accident years 2001 and prior emanated from the excess casualty and D&O classes of business. Accident years 2002 through 2004 experienced favorable development for most classes of business, with the exception of D&O which continued to experience adverse development for accident year 2002.

     For the first six months of 2005, net loss development from prior accident years was approximately $324 million, including $194 million attributable to accretion of loss reserve discount and $90 million from the general reinsurance operations of Transatlantic. For the first six months of 2004, the comparable loss development from prior accident years was approximately $749 million, including $188 million attributable to accretion of loss reserve discount and $95 million from the general reinsurance operations of Transatlantic. The prior year development for the first six months of 2005 included approximately $750 million of adverse development from accident years 2001 and prior, offset by approximately $250 million of favorable development from accident year

American International Group, Inc. and Subsidiaries
2003 and approximately $450 million of favorable development from accident year 2004. The majority of the adverse development from accident years 2001 and prior emanated from the excess casualty and D&O classes of business. Most other classes of business also produced adverse development for accident years 2001 and prior, but in smaller amounts. The vast majority of classes of business produced favorable development for accident years 2003 and 2004. For accident year 2002, most classes of business produced favorable development with the exception of D&O which produced approximately $100 million of adverse development for accident year 2002 through the first six months. The prior year development for the first six months of 2005 includes $118 million from accident year 2004 attributable to increased labor and material costs related to the 2004 Florida hurricanes.

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

American International Group, Inc. and Subsidiaries
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

American International Group, Inc. and Subsidiaries
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

     For D&O and related management liability classes of business, the loss cost trend assumption is critical. The loss development factor assumption is important but less critical than for excess casualty. As this coverage is written on a claims-made basis, claims for a given accident year are all reported within that year. Actual changes in loss costs from one accident year to the next in the 1990s ranged from double digit negative values for several accident years in the early 1990s to nearly 50 percent per year for the period from accident year 1996 to accident year 1999. Thus, there is the potential for extreme volatility in loss costs for this business and, although five percent is considered a reasonable benchmark for sensitivity analysis, there is the potential for variations far greater than this amount (either positively or negatively). Five percent is also considered an appropriate benchmark for sensitivity analysis with respect to the loss development factor assumptions used to test the reserves for these classes. However, as noted above, the effect of such a deviation is less than that of a similar deviation in loss cost trends. It should be noted that the loss cost trend factor for D&O and related management liability classes was reduced to four percent in the year end 2004 loss reserve reviews compared to six percent in the 2003 review. This reduction was made by AIG’s actuaries in response to a relative stabilization in loss costs from accident year 1999 to 2001 follow-

American International Group, Inc. and Subsidiaries
ing the period of sharp increases in loss costs through 1999. The stabilization in loss costs appears to be continuing in accident years 2002 and 2003, although these accident years are still immature.

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

American International Group, Inc. and Subsidiaries
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

American International Group, Inc. and Subsidiaries
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

American International Group, Inc. and Subsidiaries

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

A summary of reserve activity, including estimates for applicable IBNR, relating to asbestos and environmental claims separately and combined for the six months ended June 30, 2005 and 2004 follows:

	2005		2004

(in millions)	Gross	Net	Gross	Net

Asbestos:
Reserve for losses and loss expenses at beginning of year	$2,559	$1,060	$1,235	$386
Losses and loss expenses incurred*	96	27	114	39
Losses and loss expenses paid*	(151)	(51)	(176)	(64)

Reserve for losses and loss expenses at end of period	$2,504	$1,036	$1,173	$361

Environmental:
Reserve for losses and loss expenses at beginning of year	$974	$451	$789	$283
Losses and loss expenses incurred*	(12)	(3)	13	8
Losses and loss expenses paid*	(56)	(31)	(61)	(31)

Reserve for losses and loss expenses at end of period	$906	$417	$741	$260

Combined:
Reserve for losses and loss expenses at beginning of year	$3,533	$1,511	$2,024	$669
Losses and loss expenses incurred*	84	24	127	47
Losses and loss expenses paid*	(207)	(82)	(237)	(95)

Reserve for losses and loss expenses at end of period	$3,410	$1,453	$1,914	$621

*	All amounts pertain to policies underwritten in prior years.

The gross and net IBNR included in the reserve for losses and loss expenses, relating to asbestos and environmental claims separately and combined, at June 30, 2005 and 2004 were estimated as follows:

	2005		2004

(in millions)	Gross	Net	Gross	Net

Asbestos	$1,710	$753	$680	$190
Environmental	543	264	336	81

Combined	$2,253	$1,017	$1,016	$271

A summary of asbestos and environmental claims count activity for six months ended June 30, 2005 and 2004 was as follows:

	2005			2004

	Asbestos	Environmental	Combined	Asbestos	Environmental	Combined

Claims at beginning of year	7,575	8,216	15,791	7,474	8,852	16,326
Claims during period:
Opened	484	1,324	1,808	419	1,594	2,013
Settled	(32)	(108)	(140)	(72)	(179)	(251)
Dismissed or otherwise resolved	(580)	(1,770)	(2,350)	(314)	(1,780)	(2,094)

Claims at end of period	7,447	7,662	15,109	7,507	8,487	15,994

     The table below presents AIG’s survival ratios for asbestos and environmental claims at June 30, 2005 and 2004. The survival ratios for asbestos and environmental claims at June 30, 2004 were calculated without the effect of the change in estimate in the fourth quarter 2004. The survival ratio is derived by dividing the current carried loss reserve by the average payments for the three most recent calendar years for these claims. Therefore, the survival ratio is a simplistic measure estimating the number of years it would be before the current ending loss reserves for these claims would be paid off using recent year average payments. Many factors, such as aggressive settlement procedures, mix of business and level of coverage provided, have a significant effect on the amount of asbestos and environmental reserves and payments and the resultant survival ratio. Thus, caution should be exercised in attempting to determine reserve adequacy for these claims based simply on this survival ratio.

American International Group, Inc. and Subsidiaries

AIG’s survival ratios for asbestos and environmental claims, separately and combined were based upon a three-year average payment. These ratios at June 30, 2005 and 2004 were as follows:

	Gross	Net

2005
Survival ratios:
Asbestos	9.5	12.6
Environmental	6.4	6.6
Combined	8.4	10.0

2004
Survival ratios:
Asbestos	4.4	4.2
Environmental	5.0	4.0
Combined	4.6	4.1

Life Insurance & Retirement Services Operations

AIG’s Life Insurance & Retirement Services subsidiaries offer a wide range of insurance and retirement savings products both domestically and abroad. Insurance-oriented products consist of individual and group life, payout annuities, endowment and accident and health policies. Retirement savings products consist generally of fixed and variable annuities. See also Note 2 of Notes to Financial Statements.

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

Life Insurance & Retirement Services operations presented on a major product basis for the six months ended June 30, 2005 and 2004 were as follows:

(in millions)	2005	2004

GAAP premiums:
Domestic Life:
Life insurance	$1,030	$906
Home service	405	410
Group life/health	499	555
Payout annuities(a)	743	754

Total	2,677	2,625

Domestic Retirement Services:
Group retirement products	170	154
Individual fixed annuities	48	28
Individual variable annuities	226	199
Individual annuities-runoff(b)	40	40

Total	484	421

Total Domestic	3,161	3,046

Foreign Life:
Life insurance	8,001	7,570
Personal accident & health	2,488	2,087
Group products	978	800

Total	11,467	10,457

Foreign Retirement Services:
Individual fixed annuities	176	176
Individual variable annuities	47	29

Total	223	205

Total Foreign	11,690	10,662

Total GAAP premiums	$14,851	$13,708

Net investment income:
Domestic Life:
Life insurance	$671	$645
Home service	301	298
Group life/health	68	61
Payout annuities	449	400

Total	1,489	1,404

Domestic Retirement Services:
Group retirement products	1,096	1,067
Individual fixed annuities	1,646	1,495
Individual variable annuities	111	122
Individual annuities-runoff(b)	504	544

Total	3,357	3,228

Total Domestic	4,846	4,632

Foreign Life:
Life insurance	2,304	2,017
Personal accident & health	110	87
Group products	267	201
Intercompany adjustments	(16)	(9)

Total	2,665	2,296

Foreign Retirement Services:
Individual fixed annuities	754	426
Individual variable annuities	153	90

Total	907	516

Total Foreign	3,572	2,812

Total net investment income	$8,418	$7,444

American International Group, Inc. and Subsidiaries

(in millions)	2005		2004

Realized capital gains (losses):
Domestic realized capital gains (losses)	$126	(c)	$(133)

Foreign realized capital gains (losses)	22		131
Pricing net investment gains(d)	181		145

Total Foreign	203		276

Total realized capital gains (losses)(d)	$329		$143

Operating Income:
Domestic	$1,964		$1,661
Foreign	2,821		2,422

Total operating income	$4,785		$4,083

Life insurance in-force(e):
Domestic	$778,634		$772,251
Foreign	1,068,377		1,085,843

Total	$1,847,011		$1,858,094

(a)	Includes structured settlements, single premium immediate annuities and terminal funding annuities.

(b)	Represents runoff annuity business sold through discontinued distribution relationships.

(c)	Includes gains of $221 million arising from a derivative valuation in the second quarter 2005 that represents an adjustment from that which was reported in prior periods.
(d)	For purposes of this presentation, pricing net investment gains are segregated as a component of total realized gains (losses). They represent certain amounts of realized capital gains where gains are an inherent element in pricing certain life products in some foreign countries.
(e)	As of June 30, 2005 and December 31, 2004. Domestic in-force includes the effect of the non-renewal of a single large group life case of $36 billion. Foreign in-force includes Tata AIG Life Insurance Company, Ltd.

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

Life Insurance & Retirement Services Results

The increase in operating income in the first six months of 2005 when compared to the same period of 2004 was caused by strong growth overseas.

     Life Insurance & Retirement Services GAAP premiums grew in the first six months of 2005 when compared with the same period in 2004. AIG’s Domestic Life operations had continued strong growth in term and universal life sales and good performance from the independent distribution channels. Payout annuities declined slightly due to competitive market conditions for structured settlement and single premium individual annuity business. The domestic group business is below AIG’s growth standards, largely because several accounts where pricing was unacceptable were not renewed and loss experience was higher than anticipated. Restructuring efforts in this business are focused on new product introductions, cross selling and other growth strategies. AGLA, the home service business, is diversifying product offerings, enhancing the capabilities and quality of the sales force and broadening the markets served beyond those historically serviced in an effort to accelerate growth.

     Domestic Retirement Services businesses faced a challenging environment in the first six months of 2005, as deposits declined approximately 17 percent compared to the same period in 2004. The decrease in variable annuity product sales in 2005 compared to 2004 and the sequential decrease in sales from the first to the second quarter of 2005 was largely attributable to a continued lackluster equity market and regulatory environment for variable annuities, as well as higher than expected sales during the second quarter of 2004 in anticipation of the phase-out of certain death benefits offered on the variable products. The 2005 conditions were magnified by negative press associated with AIG’s regulatory issues.

     AIG’s domestic fixed annuity business has been affected by a significant flattening of the treasury yield curve over the past several quarters, which has affected sales as yields on competing products, such as bank CDs, approach those available on AIG’s fixed annuities. There are some indications that negative press coverage of AIG has adversely affected surrenders and withdrawals of fixed annuities. In addition, surrenders have increased from prior year levels as annuities sold in 2000 can now be surrendered without charges, and as a result of the competitive interest rate environment. The combination of reduced sales and increased surrenders and withdrawals resulted in net flows 40 percent lower than prior year net flows. AIG expects that net flows will remain lower than in prior years as long as an environment of lackluster equity market performance and the yield curve remains flat.

     The majority of the growth in Life Insurance & Retirement Services GAAP premiums in the Foreign Life operations was attributable to the life insurance and personal accident & health lines of business. Globally, AIG’s deep and diverse distribution, which includes bancassurance, worksite marketing, direct marketing and a strong agency organization, provides a powerful platform for growth. This growth was most significant in Japan, where AIG has benefited from a flight to quality and the development of multiple distribution channels. In light of AIG’s recent credit rating downgrades, it is unclear whether this flight to quality will continue to benefit AIG. In Southeast Asia, AIG maintains significant market share by offering an attractive and diverse product line, distributed by its strong agency force. There has been a continuing trend in Southeast Asia, as the insurance market continues to develop, for clients to purchase investment oriented products, at the expense of traditional term or whole life products. For GAAP reporting purposes, only revenues from policy charges for insurance, administration and surrender charges for these products during the period are reported as GAAP premiums. This product mix shift contributed to the single digit growth rate in Foreign Life Insurance & Retirement Services GAAP premiums.

American International Group, Inc. and Subsidiaries

     Also in Japan, AIG Edison Life has improved the quality and productivity of its sales force resulting in higher sales and improved new business persistency. AIG Star Life is growing first year premiums as a result of new product introductions and an expanded agency force, and is benefiting from more successful conservation of in-force business.

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

     Foreign Life Insurance & Retirement Services operations produced 78.7 percent and 77.8 percent of Life Insurance & Retirement Services GAAP premiums in the first six months of 2005 and 2004, respectively.

AIG transacts business in most major foreign currencies. The following table summarizes the effect of changes in foreign currency exchange rates on the growth of Life Insurance & Retirement Services GAAP premiums.

2005

Growth in original currency	5.0%
Foreign exchange effect	3.3
Growth as reported in U.S. dollars	8.3%

     The growth in net investment income in the first six months of 2005 parallels the growth in general account reserves and surplus for both Foreign and Domestic Life Insurance & Retirement Services companies. Also, net investment income was positively affected by the compounding of previously earned and reinvested net investment income along with the addition of new cash flow from operations available for investments. For Foreign Life Insurance & Retirement Services net investment income, the effect of Statement of Position 03-1 positively affected the six months’ results by $248 million compared to $165 million for 2004. These amounts do not affect operating income as they are offset in incurred policy benefits.

     AIG’s domestic subsidiaries invest in certain limited liability companies that invest in synthetic fuel production facilities as a means of generating income tax credits. Net investment income includes operating losses of approximately $79 million and $66 million, respectively, for the first six months of 2005 and 2004 and income taxes includes tax credits and benefits of approximately $116 million and $89 million, respectively, for the first six months of 2005 and 2004 from these investments. See also Note 6(k), “Commitments and Contingent Liabilities.”

     Life Insurance & Retirement Services operating income grew in the first six months of 2005 due in part to the higher realized capital gains. This was particularly evident in the Domestic Life & Retirement Services segment operating income. Operating income for the AIG Domestic Life Insurance line of business is lower for the current year, due in part to the higher losses recorded in 2005 from limited partnership investments in synthetic fuel production facilities coupled with lower incurred policy benefits in the prior year. Operating income for the home service line of business declined as a result of the continued decline in premiums in force and higher insurance and acquisition expenses. The group retirement products business recorded a modest growth in operating income due primarily to increased deposits. Net spread rates for the quarter were down slightly due primarily to lower partnership income this year. Individual fixed annuity results are higher than last year due in part to increased reserves, partially offset by slightly higher acquisition costs and lower net spread due to lower partnership income this year. Individual variable annuity earnings are lower this year when compared to last year. Higher annuity fees and lower GMDB expenses were offset by lower net spread rate and higher acquisition costs.

     Foreign Life and Retirement Services operating income of $2.82 billion for the first six months of 2005 included $203 million of realized capital gains, and for the first six months of 2004, operating income of $2.42 billion included $276 million of realized capital gains. Underwriting and investment results before the effects of realized capital gains (losses) increased for all lines of business. On this basis, growth in the Life Insurance line of business was particularly strong in Japan, which benefited in part from lower acquisition costs for FAS 97 products to reflect current higher interest rates. In Southeast Asia, strong growth was partially offset by higher incurred policy benefit expenses in 2005 due to accruals for contributions to the par policyholder fund relating to excess ceded reinsurance premiums in Singapore. Growth in the personal accident & health line of business reflects growth in premiums and stable profit margins. In Southeast Asia, personal accident & health recorded higher benefit expense, due in part to higher claims. The group products business grew across all segments and maintained profit margins. The current quarter’s results benefited modestly from lowered incurred policy benefit expense in the pension product line. Growth in individual fixed annuities is in line with the growth in reserves and net spread rates were maintained. The Philamlife and Other segment was affected by higher reserves charged for a closed block of fixed annuity business. The individual variable annuity line of business also grew in line with the growth in reserves and maintained net spreads.

     The contribution of Life Insurance & Retirement Services operating income to AIG’s consolidated income before income taxes, minority interest and cumulative effect of an accounting change amounted to 42.6 percent in the first six months of 2005, compared to 51.6 percent in the same period of 2004.

Underwriting and Investment Risk

The risks associated with life and accident and health products are underwriting risk and investment risk. The risk asso-

American International Group, Inc. and Subsidiaries
ciated with the financial and investment contract products is primarily investment risk.

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

     AIG’s Foreign Life Insurance & Retirement Services companies generally limit their maximum underwriting exposure on life insurance of a single life to approximately $1.7 million of coverage. AIG’s Domestic Life Insurance & Retirement Services companies limit their maximum underwriting exposure on life insurance of a single life to $10 million of coverage in certain circumstances by using yearly renewable term reinsurance. See also the discussion under “Liquidity” herein.

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

     AIG generally obtains letters of credit in order to obtain statutory recognition of these intercompany reinsurance transactions. For this purpose, AIG entered into a $2.5 billion syndicated letter of credit facility in December 2004. Letters of credit totaling $2.17 billion was outstanding as of December 31, 2004, and all $2.5 billion were outstanding as of June 30, 2005. The letter of credit facility has a ten-year term, but the facility can be reduced or terminated by the lenders beginning after seven years.

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

     AIG actively manages the asset-liability relationship in its foreign operations, as it has been doing throughout AIG’s history, even though certain territories lack qualified long-term investments or certain local regulatory authorities may impose investment restrictions. For example, in several Southeast Asian countries, the duration of the investments is often for a shorter period than the effective maturity of the related policy liabilities. Therefore, there is a risk that the reinvestment of the proceeds at the maturity of the initial investments may be at a yield below that of the interest required for the accretion of the policy liabilities. Additionally, there exists a future investment risk associated with certain policies currently in force which will have premium receipts in the future. That is, the investment of these future premium receipts may be at a yield below that required to meet future policy liabilities.

     In the first six months, new money investment yields declined in most Asian countries as well as in the United States. This has led to changes in new business premium rates, credited rates, and discontinuance of some products. In regard to the inforce business, to maintain an adequate yield to match the interest necessary to support future policy liabilities, management focus is required in both the investment and product management process. Business strategies continue to evolve to maintain profitability of the overall business. As such, in some countries, sales growth may slow for some product lines and accelerate for others.

     The investment of insurance cash flows and reinvestment of the proceeds of maturity securities requires active management of investment yields while maintaining satisfactory investment quality and liquidity. Certain foreign jurisdictions have limited long-dated bond markets and AIG may use alternative investments, including equities, real estate, and foreign currency denominated fixed income instruments to extend the duration while increasing the yield of the investment portfolio to more closely match the requirements of policyholder liabilities and DAC recoverability. This strategy has been effectively used in Japan and more recently in Nan Shan. Nan Shan has approximately 30 percent of invested assets in foreign currencies.

     AIG actively manages the asset-liability relationship in its domestic operations. This relationship is more easily managed through the ample supply of qualified long-term investments.

     AIG uses asset-liability matching as a management tool worldwide to determine the composition of the invested assets and appropriate marketing strategies. As a part of these strategies, AIG may determine that it is economically advantageous to be temporarily in an unmatched position due to anticipated interest rate or other economic changes. In addi-

American International Group, Inc. and Subsidiaries
tion, the absence of long-dated fixed income instruments in certain markets may preclude a matched asset-liability position in those markets.

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

     DAC for both insurance-oriented and investment-oriented products as well as retirement services products are reviewed for recoverability, which involve estimating the future profitability of current business. This review also involves significant management judgment. If the actual emergence of future profitability were to be substantially different than that estimated, AIG’s results of operations could be significantly affected in future periods.

Insurance and Asset Management Invested Assets

AIG’s investment strategy is to invest primarily in high quality securities while maintaining diversification to avoid significant exposure to issuer, industry and/or country concentrations. With respect to General Insurance, AIG’s strategy is to invest in longer duration fixed maturity investments to maximize the yields at the date of purchase. With respect to Life Insurance & Retirement Services, AIG’s strategy is to produce cash flows required to meet maturing insurance liabilities. See also the discussion under “Operating Review: Life Insurance & Retirement Services Operations” herein. AIG invests in equities for various reasons, including diversifying its overall exposure to interest rate risk. Available for sale bonds and equity securities are subject to changes in fair value. Such changes in fair value are presented in unrealized appreciation or depreciation of investments, net of taxes as a component of accumulated other comprehensive income. Generally, insurance regulations restrict the types of assets in which an insurance company may invest. When permitted by regulatory authorities and when deemed necessary to protect insurance assets, including invested assets, from adverse movements in foreign currency exchange rates, interest rates and equity prices, AIG and its insurance subsidiaries may enter into derivative transactions as end users. See also the discussion under “Derivatives” herein.

     In certain jurisdictions, significant regulatory and/or foreign governmental barriers exist which may not permit the immediate free flow of funds between insurance subsidiaries or from the insurance subsidiaries to AIG parent.

American International Group, Inc. and Subsidiaries

The following tables summarize the composition of AIG’s insurance and asset management invested assets by segment, at June 30, 2005 and December 31, 2004:

		Life
		Insurance &				Percent Distribution
June 30, 2005	General	Retirement	Asset		Percent
(dollars in millions)	Insurance	Services	Management	Total	of Total	Domestic	Foreign

Fixed maturities:
Available for sale, at market value	$45,416	$276,694	$37,621	$359,731	67.0%	59.6%	40.4%
Held to maturity, at amortized cost	21,472	–	–	21,472	4.0	100.0	–
Trading securities, at market value	–	808	2,771	3,579	0.7	3.5	96.5
Equity securities:
Common stocks, at market value	4,314	12,927	779	18,020	3.4	20.0	80.0
Preferred stocks, at market value	1,696	738	–	2,434	0.4	89.6	10.4
Mortgage loans on real estate, policy and collateral loans	22	17,836	5,246	23,104	4.3	65.3	34.7
Short-term investments, including time deposits, and cash	2,314	8,794	7,291	18,399	3.4	38.8	61.2
Real estate	561	2,947	451	3,959	0.7	27.8	72.2
Investment income due and accrued	1,000	4,228	430	5,658	1.1	57.1	42.9
Securities lending collateral	5,975	40,022	11,131	57,128	10.6	85.7	14.3
Other invested assets	6,488	6,199	10,695	23,382	4.4	88.3	11.7

Total	$89,258	$371,193	$76,415	$536,866	100.0%	62.9%	37.1%

		Life
		Insurance &				Percent Distribution
December 31, 2004	General	Retirement	Asset		Percent
(dollars in millions)	Insurance	Services	Management	Total	of Total	Domestic	Foreign

Fixed maturities:
Available for sale, at market value	$44,376	$259,602	$39,077	$343,055	68.4%	61.2%	38.8%
Held to maturity, at amortized cost	18,294	–	–	18,294	3.6	100.0	–
Trading securities, at market value	–	600	2,384	2,984	0.6	1.2	98.8
Equity securities:
Common stocks, at market value	4,165	11,280	177	15,622	3.1	21.9	78.1
Preferred stocks, at market value	1,466	565	–	2,031	0.4	91.9	8.1
Mortgage loans on real estate, policy and collateral loans	22	16,858	5,093	21,973	4.4	65.6	34.4
Short-term investments, including time deposits, and cash	2,113	5,515	9,679	17,307	3.4	37.1	62.9
Real estate	592	3,007	326	3,925	0.8	22.8	77.2
Investment income due and accrued	1,023	4,041	461	5,525	1.1	57.5	42.5
Securities lending collateral	4,889	35,726	9,357	49,972	10.0	85.3	14.7
Other invested assets	5,604	7,154	8,316	21,074	4.2	86.8	13.2

Total	$82,544	$344,348	$74,870	$501,762	100.0%	63.7%	36.3%

Credit Quality

At June 30, 2005, approximately 61 percent of the fixed maturities investments were domestic securities. Approximately 34 percent of such domestic securities were rated AAA by one or more of the principal rating agencies. Approximately six percent were below investment grade or not rated.

     A significant portion of the foreign fixed income portfolio is rated by Moody’s, S&P or similar foreign services. Similar credit quality rating services are not available in all overseas locations. AIG reviews the credit quality of the foreign portfolio nonrated fixed income investments, including mortgages. At June 30, 2005, approximately 19 percent of the foreign fixed income investments were either rated AAA or, on the basis of AIG’s internal analysis, were equivalent from a credit standpoint to securities so rated. Approximately four percent were below investment grade or not rated at that date. A large portion of the foreign fixed income portfolio are sovereign fixed maturity securities supporting the policy liabilities in the country of issuance.

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

     As a result of these policies, AIG recorded impairment losses, net of taxes, of $134 million and $112 million in the first six months of 2005 and 2004, respectively.

     No impairment charge with respect to any one single credit was significant to AIG’s consolidated financial condition or results of operations, and no individual impairment loss exceeded 1.0 percent of consolidated net income for the first six months of 2005.

     Excluding the other-than-temporary impairments noted above, the changes in market value for AIG’s available for sale portfolio, which constitutes the vast majority of AIG’s investments, were recorded in accumulated other comprehensive income as unrealized gains or losses, net of tax.

     At June 30, 2005, the fair value of AIG’s fixed maturities and equity securities aggregated to $407.7 billion. At June 30, 2005, aggregate unrealized gains after taxes for fixed maturity and equity securities were $14.1 billion. At June 30, 2005, the aggregate unrealized losses after taxes of fixed maturity and equity securities were approximately $917 million.

     The effect on net income of unrealized losses after taxes will be further mitigated upon realization, because certain realized losses will be charged to participating policyholder accounts, or realization will result in current decreases in the amortization of certain deferred policy acquisition costs.

At June 30, 2005, unrealized losses for fixed maturity securities and equity securities did not reflect any significant industry concentrations.

The amortized cost of fixed maturities available for sale in an unrealized loss position at June 30, 2005, by contractual maturity, is shown below:

Amortized
(in millions)	Cost

Due in one year or less	$2,524
Due after one year through five years	15,832
Due after five years through ten years	16,003
Due after ten years	14,653

Total	$49,012

     In the six months ended June 30, 2005, the pretax realized losses incurred with respect to the sale of fixed maturities and equity securities were $740 million. The aggregate fair value of securities sold was $20.6 billion, which was approximately 97 percent of amortized cost. The average period of time that securities sold at a loss during the six months ended June 30, 2005 were trading continuously at a price below book value was approximately six months.

American International Group, Inc. and Subsidiaries

At June 30, 2005, aggregate pretax unrealized gains were $21.7 billion, while the pretax unrealized losses with respect to investment grade bonds, below investment grade bonds and equity securities were $767 million, $430 million and $213 million, respectively. Aging of the pretax unrealized losses with respect to these securities, distributed as a percentage of cost relative to unrealized loss (the extent by which the market value is less than amortized cost or cost), including the number of respective items, was as follows:

	Less than or equal to			Greater than 20% to			Greater than
	20% of Cost(a)			50% of Cost(a)			50% of Cost(a)			Total

Aging		Unrealized			Unrealized			Unrealized			Unrealized
(dollars in millions)	Cost(a)	Loss	Items	Cost(a)	Loss	Items	Cost(a)	Loss	Items	Cost(a)	Loss(b)	Items

Investment grade bonds
0-6 months	$17,672	$223	1,925	$14	$3	3	$2	$2	3	$17,688	$228	1,931
7-12 months	8,737	164	1,165	–	–	–	5	3	3	8,742	167	1,168
>12 months	16,719	359	1,882	60	13	24	–	–	–	16,779	372	1,906

Total	$43,128	$746	4,972	$74	$16	27	$7	$5	6	$43,209	$767	5,005

Below investment grade bonds
0-6 months	$3,351	$130	709	$88	$22	16	$42	$42	11	$3,481	$194	736
7-12 months	753	33	125	167	48	29	–	–	–	920	81	154
>12 months	1,150	85	212	248	67	64	4	3	9	1,402	155	285

Total	$5,254	$248	1,046	$503	$137	109	$46	$45	20	$5,803	$430	1,175

Total bonds
0-6 months	$21,023	$353	2,634	$102	$25	19	$44	$44	14	$21,169	$422	2,667
7-12 months	9,490	197	1,290	167	48	29	5	3	3	9,662	248	1,322
>12 months	17,869	444	2,094	308	80	88	4	3	9	18,181	527	2,191

Total	$48,382	$994	6,018	$577	$153	136	$53	$50	26	$49,012	$1,197	6,180

Equity securities
0-6 months	$2,696	$129	861	$111	$31	115	$11	$7	28	$2,818	$167	1,004
7-12 months	435	14	78	71	21	54	6	4	29	512	39	161
>12 months	70	5	25	–	–	–	4	2	34	74	7	59

Total	$3,201	$148	964	$182	$52	169	$21	$13	91	$3,404	$213	1,224

(a)	For bonds, represents amortized cost.
(b)	As more fully described above, upon realization, certain realized losses will be charged to participating policyholder accounts, or realization will result in a current decrease in the amortization of certain deferred policy acquisition costs.

     As stated previously, the valuation for AIG’s investment portfolio comes from market exchanges or dealer quotations, with the exception of nontraded securities. AIG considers nontraded securities to mean certain fixed income investments, certain structured securities, direct private equities, limited partnerships and hedge funds. The aggregate carrying value of these securities at June 30, 2005 was approximately $73 billion.

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

American International Group, Inc. and Subsidiaries

Financial Services Operations

AIG’s Financial Services subsidiaries engage in diversified activities including aircraft and equipment leasing, capital market transactions, consumer finance and insurance premium financing. See also Note 2 of Notes to Financial Statements.

Aircraft Finance

     AIG’s Aircraft Finance operations represent the operations of ILFC, which generates its revenues primarily from leasing new and used commercial jet aircraft to domestic and foreign airlines. Revenues also result from the remarketing of commercial jets for its own account, for airlines and for financial institutions.

     ILFC finances its purchases of aircraft primarily through the issuance of a variety of debt instruments. The composite borrowing rates at the end of the first six months of 2005 and 2004 were 4.52 percent and 4.15 percent, respectively. See also the discussions under “Capital Resources” and “Liquidity” herein and Note 2 of Notes to Financial Statements.

     ILFC is exposed to operating loss and liquidity strain through nonperformance of aircraft lessees, through owning aircraft which it would be unable to sell or re-lease at acceptable rates at lease expiration and, in part, through committing to purchase aircraft which it would be unable to lease.

     ILFC has managed its lessee nonperformance exposure through credit reviews, security deposit requirements and manufacturers’ payments from the notional accounts established in connection with ILFC’s purchase and subsequent lease of aircraft. As a result of these measures and its own contingency planning, ILFC did not suffer any material losses from airline shutdowns in the aftermath of the September 11 terrorist attacks, but there can be no assurance that ILFC will successfully manage the risks relating to the effect of possible future deterioration in the airline industry. In addition, ILFC has benefited from the lease subsidies paid to its lessees from the notional accounts. Over 80 percent of ILFC’s fleet is leased to non-U.S. carriers, and this fleet, comprised of the most efficient aircraft in the airline industry, continues to be in high demand from such carriers.

     ILFC typically contracts to re-lease aircraft before the end of the existing lease term. For aircraft returned before the end of the lease term, ILFC has generally been able to re-lease such aircraft within two to six months of its return. While some of the lease rates for aircraft that have been redeployed are lower, the effect of these reduced revenues is partially offset by low interest rates, which reduces ILFC’s financing costs. As a lessor, ILFC considers an aircraft “idle” or “off lease” when the aircraft is not subject to a signed lease agreement or signed letter of intent. ILFC had one aircraft off lease at June 30, 2005. See also the discussions under “Capital Resources” and “Liquidity” herein.

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

     As a dealer, AIGFP marks all derivative and trading transactions to fair value daily. Thus, a gain or loss on each transaction is recognized daily. Under GAAP, in certain instances, gains and losses are required to be recorded in earnings immediately, whereas in other instances, they are required to be recognized over the life of the underlying contracts. AIGFP hedges the market risks arising from its transactions. Therefore, revenues and operating income are not significantly exposed to or affected by market fluctuations and volatility, except for the volatility resulting from differences in the timing of the revenue recognition for the positions that do not qualify for hedge accounting under FAS 133 compared with their associated hedges. Revenues of the Capital Markets operations and the percentage change in revenues for any given period are significantly affected by the number and size of transactions entered into by these subsidiaries during that period relative to those entered into during the prior period as well as the volatility noted above for the accounting under FAS 133. Operating income and the per-

American International Group, Inc. and Subsidiaries
centage change in operating income for any period are determined by the number, size and profitability of the transactions attributable to that period relative to those attributable to the prior period as well as the volatility noted above for the accounting under FAS 133. Generally, the realization of trading revenues as measured by the receipt of funds is not a significant reporting event as the gain or loss on AIGFP’s trading transactions are currently reflected in operating income as the fair values change from period to period.

     Derivative transactions are entered into in the ordinary course of Capital Markets operations. Therefore, income on interest rate, currency, equity, commodity and credit derivatives along with their related hedges is recorded at fair value, determined by references to the mark to market value of the derivative or their estimated fair value where market prices are not readily available. The resulting aggregate unrealized gains or losses from the derivative is reflected in the income statement in the current year. In the first six months of 2005, less than five percent of revenues resulted from transactions valued at estimated fair value. Where Capital Markets cannot verify significant model inputs to observable market data and verify the model value to market transactions, Capital Markets values the contract at the transaction price at inception and, consequently, records no initial gain or loss in accordance with Emerging Issues Task Force Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities” (EITF 02-3). Such initial gain or loss is amortized into income over the life of the transaction. Capital Markets periodically reevaluates its revenue recognition under EITF 02-3 based on the observability of market parameters. The mark to fair value of derivative transactions is reflected in the balance sheet in the captions “Unrealized gain on swaps, options and forward transactions” and “Unrealized loss on swaps, options and forward transactions.” Unrealized gains represent the present value of the aggregate of each net receivable by counterparty, and the unrealized losses represent the present value of the aggregate of each net payable by counterparty as of June 30, 2005. These amounts will change from one period to the next due to changes in interest rates, currency rates, equity and commodity prices and other market variables, as well as cash movements, execution of new transactions and the maturing of existing transactions. See also the discussion under “Derivatives” herein.

     Spread income on investments and borrowings is recorded on an accrual basis over the life of the transaction. Investments are classified as securities available for sale and are marked to market with the resulting unrealized gains or losses reflected in accumulated other comprehensive income. U.S. dollar denominated borrowings are carried at cost, while borrowings in any currency other than the U.S. dollar result in unrealized foreign exchange gains or losses reported in income. AIGFP hedges the economic exposure on its investments and borrowings through its derivatives portfolio. The requirements under FAS 133 hedge accounting were not met for certain of these hedge transactions for the period ended June 30, 2005. Thus, these hedges are marked to fair value with the unrealized gains or losses reported in income.

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

Financial Services operations for the six months ended June 30, 2005 and 2004 were as follows:

(in millions)	2005	2004

Revenues(a)(b):
Aircraft Finance(b)(c)	$994	$1,562
Capital Markets(d)(e)	2,079	122
Consumer Finance(f)	1,724	1,416
Other	41	53

Total	$4,838	$3,153

Operating income (loss)(a)(b):
Aircraft Finance(b)	$(186)	$331
Capital Markets(e)	1,797	(196)
Consumer Finance	479	385
Other, including intercompany adjustments	13	34

Total	$2,103	$554

(a)	Includes the unrealized gain (loss) attributable to economic hedges not qualifying for hedge accounting treatment under FAS 133, including the related foreign exchange gains and losses. For the first six months of 2005 and 2004, the effect was $(49) million and $(11) million, respectively, in operating income for Aircraft Finance and $1.51 billion and $(516) million in both revenues and operating income for Capital Markets, respectively.
(b)	Includes $(755) million in revenues and $(516) million in operating income relating to the cumulative effect of the correction of the error relating to certain manufacturers’ payments to ILFC. See Note 1(b) of Notes to Financial Statements.
(c)	Revenues were primarily from ILFC aircraft lease rentals.
(d)	Revenues, shown net of interest expense, were primarily from hedged proprietary positions entered into in connection with counterparty transactions and the effect of not qualifying for hedge accounting treatment under FAS 133 described in (a) above.
(e)	Certain transactions entered into by AIGFP generate tax credits and benefits which are included in income taxes on the consolidated statement of income. The amount of tax credits and benefits for the first six months of 2005 and 2004 are $40 million, and $64 million, respectively.
(f)	Revenues were primarily finance charges.

American International Group, Inc. and Subsidiaries

Financial Services Results

Financial Services operating income increased in the first six months of 2005 compared to the same period of 2004. Fluctuations in revenues and operating income from quarter to quarter are not unusual because of the transaction-oriented nature of Capital Markets operations and hedge accounting treatment not being obtained under FAS 133.

     To the extent the Financial Services subsidiaries, other than AIGFP, use derivatives to hedge their assets or liabilities with respect to their future cash flows, and such hedges do not qualify for hedge accounting treatment under FAS 133, the changes in fair value of such derivatives are recorded in realized capital gains (losses) or other revenues.

     Financial market conditions in the first six months of 2005 compared with the same period of 2004 were characterized by a general flattening of interest rate curves across fixed income markets globally, some tightening of credit spreads, and equity valuations that were broadly unchanged. Capital Markets segment results in 2005 compared with 2004 reflected these conditions.

     The most significant component of Capital Markets operating expenses is compensation, which was approximately $221 million and $253 million in the first six months of 2005 and 2004, respectively. The amount of compensation was not affected by gains and losses not qualifying for hedge accounting treatment under FAS 133.

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

     Financial Services operating income represented 18.7 percent of AIG’s consolidated income before income taxes, minority interest and cumulative effect of an accounting change in the first six months of 2005. This compares to 7.0 percent in the first six months of 2004. The increase in contribution percentage in 2005 was due principally to the effect of hedge accounting treatment under FAS 133.

Financial Services Invested Assets

The following table is a summary of the composition of AIG’s Financial Services invested assets at June 30, 2005 and December 31, 2004. See also the discussions under “Operating Review: Financial Services Operations,” “Capital Resources” and “Derivatives” herein.

	2005		2004

	Invested	Percent of	Invested	Percent of
(dollars in millions)	Assets	Total	Assets	Total

Flight equipment primarily under operating leases, net of accumulated depreciation	$35,689	25.6%	$32,705	22.4%
Finance receivables, net of allowance	26,763	19.2	23,574	16.2
Unrealized gain on swaps, options and forward transactions	21,388	15.3	22,670	15.5
Securities available for sale, at market value	33,056	23.7	30,448	20.9
Trading securities, at market value	4,318	3.1	3,142	2.1
Securities purchased under agreements to resell, at contract value	12,569	9.0	26,272	18.0
Trading assets	1,931	1.4	3,331	2.3
Spot commodities, at market value	31	–	95	0.1
Other, including short-term investments	3,747	2.7	3,625	2.5

Total	$139,492	100.0%	$145,862	100.0%

American International Group, Inc. and Subsidiaries

     As previously discussed, the cash used for the purchase of flight equipment is derived primarily from the proceeds of ILFC’s debt financings. The primary sources for the repayment of this debt and the interest expense thereon are the cash flow from operations, proceeds from the sale of flight equipment and the rollover and refinancing of the prior debt. During the first six months of 2005, ILFC acquired flight equipment costing $3.67 billion. See also the discussion under “Operating Review: Financial Services Operations” and “Capital Resources” herein.

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

     Securities available for sale is predominantly a portfolio of fixed income securities, where the individual securities have varying degrees of credit risk. At June 30, 2005, the average credit rating of this portfolio was AA+ or the equivalent thereto as determined through rating agencies or internal review. AIGFP has also entered into credit derivative transactions to hedge its credit risk associated with $127 million of these securities. Securities deemed below investment grade at June 30, 2005, amounted to approximately $83 million in fair value representing 0.4 percent of the total AIGFP securities available for sale. There have been no significant downgrades through June 30, 2005. If its securities available for sale portfolio were to suffer significant default and the collateral held declined significantly in value with no replacement or the credit default swap counterparty failed to perform, AIGFP could have a liquidity strain. AIG guarantees AIGFP’s payment obligations, including its debt obligations.

     AIGFP’s risk management objective is to minimize interest rate, currency, commodity and equity risks associated with its securities available for sale. That is, when AIGFP purchases a security for its securities available for sale investment portfolio, it simultaneously enters into an offsetting internal hedge such that the payment terms of the hedging transaction offset the payment terms of the investment security, which achieves the economic result of converting the return on the underlying security to US dollar LIBOR plus or minus a spread based on the underlying profit on each security on the initial trade date. The market risk associated with such internal hedges is managed on a portfolio basis, with third party hedging transactions executed as necessary. As hedge accounting treatment is not achieved in accordance with FAS 133, the unrealized gains and losses on the securities related economic hedges are reflected in operating income, where as the unrealized gains and losses on the underlying securities resulting from changes in interest rates, currency rates, commodity and equity prices, are recorded in accumulated other comprehensive income. When a security is sold, the related hedging transaction is terminated, and the realized gain or loss with respect to this security is then recorded in operating income.

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

The gross unrealized gains and gross unrealized losses of Capital Markets included in the financial services assets and liabilities at June 30, 2005 were as follows:

	Gross	Gross
	Unrealized	Unrealized
(in millions)	Gains	Losses

Securities available for sale, at market value	$1,733	$1,159
Unrealized gain/ loss on swaps, options and forward transactions*	21,388	15,447

*	These amounts are also presented as the respective balance sheet amounts.

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

     AIGFP held a large portfolio of privately negotiated financing transactions with institutional counterparties in the United Kingdom. Certain provisions in the UK Finance Bill that was published by the House of Commons on March 22, 2005 have caused AIGFP’s counterparties to exercise early unwind rights and terminate these transactions during the past quarter. Although the unwinding of these transactions will not cause AIGFP to suffer any losses, the unwinds do mean that AIGFP will not realize spread income in the future that AIGFP expects it would have realized had the transactions remained outstanding. The aggregate reduction in 2005 operating income attributable to such foregone future accrual earnings is currently expected to be approximately $75 million.

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

Asset Management revenues and operating income for the six months ended June 30, 2005 and 2004 were as follows:

(in millions)	2005	2004

Revenues:
Guaranteed investment contracts	$1,799	$1,504
Institutional Asset Management(a)	493	475
Brokerage Services and Mutual Funds	125	123
Other	175	124

Total	$2,592	$2,226

Operating income:
Guaranteed investment contracts	$536	$490
Institutional Asset Management(a)(b)	265	141
Brokerage Services and Mutual Funds	30	37
Other	170	117

Total	$1,001	$785

(a)	Includes AIG Global Investment Group and certain smaller asset management operations.
(b)	Includes the results of certain AIG managed private equity and real estate funds that are consolidated effective December 31, 2003 pursuant to FIN46R, “Consolidation of Variable Interest Entities”. For the first six months of 2005 and 2004, operating income includes $112 million and $32 million of third-party limited partner earnings offset as an expense in Minority interest.

Asset Management Results

Asset Management operating income increased in the first six months of 2005 compared to the same period of 2004 as a result of a strong global product portfolio. The operating income growth results from fees related to the management of mutual funds and various investment portfolios that are in great part contingent upon the growth in the equity markets and customer interest in equity sensitive products. Thus, as equity markets expand and contract, the appetite for listed and private equity investment changes. The revenues and operating income with respect to this segment are similarly affected. GICs are sold domestically and abroad to both institutions and individuals. These products are written on an opportunistic basis when market conditions are favorable. GIC revenues include income from SunAmerica partnerships supporting the GIC line of business and are significantly affected by performance in the equity markets. Thus, revenues, operating income and cash flow attributable to GICs will vary from one reporting period to the next. Growth in GIC operating income compared to the first six months of 2004 reflects improved partnership returns and increased assets under management, partially offset by spread compression on the core GIC portfolio. Spread compression has occurred as the base portfolio yield declined due to declining interest rates and the effect of recognizing capital gains in prior periods, and also due to an increase in the cost of funds in the short-term floating rate portion of the GIC portfolio only par-

American International Group, Inc. and Subsidiaries
tially offset by increased investment income from the floating rate assets backing the portfolio. AIG expects to launch a matched investment program utilizing issuances of AIG debt securities, which will become AIG’s principal spread-based investment activity. In light of recent developments, the timing of the launch of this program is unclear. Because AIG’s credit spreads in the capital markets have widened following the ratings declines, there may be a reduction in the earnings on new business in AIG’s institutional spread based funding business.

     Asset Management operating income represented 8.9 percent of AIG’s consolidated income before income taxes, minority interest and cumulative effect of an accounting change in the first six months of 2005. This compares to 9.9 percent in the same period of 2004.

     At June 30, 2005, AIG’s third party assets under management, including both retail mutual funds and institutional accounts, exceeded $61 billion and the aggregate GIC reserve was $51.8 billion.

Other Operations

Other income (deductions)-net includes AIG’s equity in certain partially owned companies, the cash distributions on the liabilities connected to trust preferred stock, as well as the income and expenses of the parent holding company and other miscellaneous income and expenses. Other income (deductions)-net amounted to $3 million and $(38) million in the first six months of 2005 and 2004, respectively.

Capital Resources

At June 30, 2005, AIG had total consolidated shareholders’ equity of $88.88 billion and total consolidated borrowings of $103.10 billion. At that date, $92.91 billion of such borrowings were either not guaranteed by AIG or were matched borrowings under obligations of guaranteed investment agreements (GIAs), liabilities connected to trust preferred stock, or matched notes and bonds payable.

Borrowings

At June 30, 2005, AIG’s net borrowings were $10.19 billion after reflecting amounts that were matched borrowings under AIGFP’s obligations of GIAs, matched notes and bonds payable, amounts not guaranteed by AIG and liabilities connected to trust preferred stock. The following table summarizes borrowings outstanding at June 30, 2005 and December 31, 2004:

(in millions)	2005	2004

AIG’s net borrowings	$10,188	$8,498
Liabilities connected to trust preferred stock	1,489	1,489
AIGFP
GIAs	20,799	18,919
Matched notes and bonds payable	19,055	20,624
Borrowings not guaranteed by AIG	51,568	45,733

Total	$103,099	$95,263

Borrowings issued or guaranteed by AIG and those borrowings not guaranteed by AIG at June 30, 2005 and December 31, 2004 were as follows:

(in millions)	2005	2004

AIG borrowings:
Medium term notes	$667	$667
Notes and bonds payable	2,987	2,980
Loans and mortgages payable	333	349

Total	3,987	3,996

Borrowings guaranteed by AIG:
AIGFP
GIAs	20,799	18,919
Notes and bonds payable	20,575	21,062

Total	41,374	39,981

AIG Funding, Inc. commercial paper	3,884	2,969

AGC Notes and bonds payable	796	1,095

Liabilities connected to trust preferred stock	1,489	1,489

Total borrowings issued or guaranteed by AIG	51,530	49,530

Borrowings not guaranteed by AIG:
ILFC
Commercial paper	4,721	2,670
Medium term notes	5,486	5,972
Notes and bonds payable(a)	16,705	15,734
Loans and mortgages payable	–	40	(b)

Total	26,912	24,416

AGF
Commercial paper	3,879	3,686
Medium term notes	15,862	13,709
Notes and bonds payable	1,590	1,585

Total	21,331	18,980

Commercial paper:
AIG Credit Card Company (Taiwan)	380	359
AIG Finance (Taiwan) Limited	–	9

Total	380	368

Loans and mortgages payable:
AIGCFG	726	792
AIG Finance (Hong Kong) Limited	115	49

Total	841	841

Other Subsidiaries	1,477	829

Variable Interest Entity debt:
AIG Global Real Estate Investment	288	8
AIG Capital Partners	155	165
AIG SunAmerica	185	126

Total	628	299

Total borrowings not guaranteed by AIG	51,568	45,733

Total Debt	$103,099	$95,263

(a)	Includes borrowings under Export Credit Facility of $2.9 billion and $1.7 billion, at June 30, 2005 and December 31, 2004, respectively.
(b)	Represents capital lease obligations.

     For a description of the effects on AIG’s capital resources, including the cost of borrowing, of recent downgrades and rating actions by the major rating agencies, see the discussion under “Outlook” herein.

     During the first six months of 2005, AIG did not issue any medium term notes. AIG intends to continue its customary practice of issuing debt securities from time to time to meet its financing needs and those of certain of its subsidiaries

American International Group, Inc. and Subsidiaries
for general corporate purposes, as well as to initiate a matched investment program.

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

     AIGFP has established a Euro Medium Term Note Program under which an aggregate principal amount of up to $5.0 billion of notes may be outstanding. The Program provides that additional notes may be issued to replace matured or redeemed notes. As of June 30, 2005, $8.27 billion of notes had been issued under the program, $4.47 billion of which were outstanding including $72 million resulting from foreign exchange translation into U.S. dollars. Notes issued under this program are included in Notes and Bonds Payable in the preceding table of borrowings.

     AIG Funding, Inc. (AIG Funding), through the issuance of commercial paper, helps fulfill the short-term cash requirements of AIG and its subsidiaries. AIG Funding intends to continue to meet AIG’s funding requirements through the issuance of commercial paper guaranteed by AIG. The issuance of AIG Funding’s commercial paper is subject to the approval of AIG’s Board of Directors.

     AIG and AIG Funding are parties to unsecured syndicated revolving credit facilities aggregating $2.75 billion, consisting of $1.375 billion in a 364-day revolving credit facility and $1.375 billion in a five-year revolving credit facility. In July 2005, these facilities were extended to July 2006 for the 364-day credit facility and July 2010 for the five-year credit facility. The 364-day facility allows for the conversion by AIG of any outstanding loans at expiration into one-year term loans. The facilities can be used for general corporate purposes and also to provide backup for AIG’s commercial paper programs administered by AIG Funding. AIG expects to replace or extend these credit facilities on or prior to their expiration. There are currently no borrowings outstanding under these facilities, nor were any borrowings outstanding as of June 30, 2005.

     AIG obtained waivers from the lenders under its revolving credit facilities providing for the extension of the delivery date of AIG’s consolidated financial statements for the first quarter of 2005 through June 30, 2005.

     AIG is also a party to an unsecured inter-company revolving credit facility provided by certain of its subsidiaries aggregating $2 billion that expires in October of 2005. The facility allows for the conversion of any outstanding loans at expiration into one-year term loans. The facility can be used for general corporate purposes and also to provide backup for AIG’s commercial paper programs. AIG expects to replace or extend this credit facility on or prior to its expiration. There are currently no borrowings outstanding under the inter-company facility, nor were any borrowings outstanding as of June 30, 2005.

     As of November 2001, AIG guaranteed the notes and bonds of AGC. During the first six months of 2005, $300 million of previously issued notes matured.

     Preferred stock issued by an AGC subsidiary, American General Capital I, with a liquidation value of $200 million was redeemed for cash on September 8, 2004. AGC redeemed the related Junior Subordinated Debentures at that time, extinguishing the liabilities connected to the trust preferred stock.

     ILFC is a party to unsecured syndicated revolving credit facilities aggregating $7.0 billion at June 30, 2005. The facilities can be used for general corporate purposes and also to provide backup for ILFC’s commercial paper program. They consist of $4.0 billion in a 364-day revolving credit facility that expires in October 2005, with a one-year term out option, $2.0 billion in a five-year revolving credit facility that expires in October 2009 and $1.0 billion in two 180-day revolving credit facilities that expire in October 2005, each with a one-year term out option. ILFC expects to replace or extend these credit facilities on or prior to their expiration. ILFC had aggregate outstanding borrowings of $500 million under these facilities as of June 30, 2005.

     At June 30, 2005, ILFC had increased the aggregate principal amount outstanding of its medium term and long-term notes. The foreign exchange adjustment for the foreign currency denominated debt was $325 million at June 30, 2005 and $1.2 billion at December 31, 2004. ILFC had $13.13 billion of debt securities registered for public sale at June 30, 2005. As of June 30, 2005, $7.33 billion of debt securities were issued. In addition, ILFC has a Euro Medium Term Note Program for $7.0 billion, under which $3.81 billion in notes were sold through June 30, 2005. ILFC has substantially eliminated the currency exposure arising from foreign currency denominated notes by either hedging the notes through swaps or through the offset provided by operating lease payments in Euros. Notes issued under this program are included in Notes and Bonds Payable in the preceding table of borrowings.

American International Group, Inc. and Subsidiaries

     ILFC had a $4.3 billion Export Credit Facility for use in connection with the purchase of approximately 75 aircraft delivered through 2001. This facility was guaranteed by various European Export Credit Agencies. The interest rate varies from 5.75 percent to 5.90 percent on these amortizing ten-year borrowings depending on the delivery date of the aircraft. At June 30, 2005, ILFC had $1.5 billion outstanding under this facility. The debt is collateralized by a pledge of the shares of a subsidiary of ILFC, which holds title to the aircraft financed under the facility. In May 2004, ILFC entered into a similarly structured Export Credit Facility (ECA) for up to a maximum of $2.64 billion for Airbus aircraft to be delivered through May 31, 2005. The facility has since been extended to include aircraft to be delivered through May 31, 2006. The facility becomes available as the various European Export Credit Agencies provide their guarantees for aircraft based on a six-month forward-looking calendar, and the interest rate is determined through a bid process. At June 30, 2005, ILFC had $1.4 billion outstanding under this facility. Borrowings with respect to these facilities are included in Notes and Bonds Payable in the preceding table of borrowings.

     In August 2004, ILFC received a commitment for an Ex-Im Bank comprehensive guarantee in the amount of $1.68 billion to support the financing of up to 30 new Boeing aircraft. The delivery period initially extends from September 1, 2004 through August 31, 2005. ILFC has extended the delivery period to May 31, 2006 and it may be extended to August 31, 2006. ILFC did not have any borrowings outstanding under this facility at June 30, 2005. From time to time, ILFC enters into various bank financings. As of June 30, 2005 the total funded amount was $1.6 billion. The financings mature through 2010. One tranche of one of the loans totaling $410 million was funded in Japanese yen and swapped to U.S. dollars.

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

     AGF fulfills its short term cash requirements through the issuance of commercial paper. The issuance of commercial paper is subject to the approval of AGF’s Board of Directors and is not guaranteed by AIG. AGF is a party to unsecured syndicated revolving credit facilities which, as of June 30, 2005, aggregated to $3.25 billion, consisting of $1.75 billion in a 364-day revolving credit facility and $1.5 billion in a five-year revolving credit facility. In July 2005, AGF renewed and increased these revolving credit facilities to an aggregate of $4.25 billion, consisting of $2.125 billion in a 364-day credit facility that expires in July 2006 and $2.125 billion in a five-year credit facility that expires in July 2010. The 364-day facility allows for the conversion by AGF of any outstanding loans at expiration into one-year term loans. The facilities can be used for general corporate purposes and also to provide backup for AGF’s commercial paper programs. AGF expects to replace or extend these credit facilities on or prior to their expiration. There are currently no borrowings under these AGF facilities, nor were any borrowings outstanding as of June 30, 2005.

     As of June 30, 2005, AGF was also party to several bilateral credit agreements aggregating $260 million, the terms and conditions of which were identical to AGF’s 364-day revolving credit facility. These bilateral credit agreements expired upon the renewal and increase of AGF’s 364-day revolving credit facility in July 2005.

     During the first six months of 2005, AGF issued $3.33 billion fixed rate and variable rate medium term notes ranging in maturities from two to five years. As of June 30, 2005, notes aggregating $15.86 billion were outstanding with maturity dates ranging from 2005 to 2014 at interest rates ranging from 1.25 percent to 7.50 percent. To the extent deemed appropriate, AGF may enter into swap transactions to manage its effective borrowing with respect to these notes.

     In addition, AGF issued $2.86 billion of long-term funding in 2004 from sources including Euro-denominated and Sterling-denominated transactions totaling the equivalent of $1.82 billion. Other funding sources included private placement debt, retail note issuances and bank financings.

     AIG does not guarantee any of the debt obligations of AGF.

     AIG Credit Company (Taiwan) and AIG Finance (Taiwan) Limited, both consumer finance subsidiaries in Taiwan, have issued commercial paper for the funding of their own operations. AIG does not guarantee the commercial paper issued by these subsidiaries. See also the discussion under “Derivatives” herein.

American International Group, Inc. and Subsidiaries

Contractual Obligations and Other Commercial Commitments

The maturity schedule of AIG’s contractual obligations at June 30, 2005 was as follows:

(in millions)

		Payments due by Period

		Less	One	Four
		Than	Through	Through	After
	Total	One	Three	Five	Five
	Payments	Year	Years	Years	Years

Borrowings(a)	$89,607	$31,418	$19,298	$16,926	$21,965
Loss Reserves(b)	65,327	17,965	19,925	9,472	17,965
Insurance and investment contract liabilities(c)	52,430	10,500	14,665	13,653	13,612
Aircraft purchase commitments	20,268	1,551	11,705	6,645	367

Total	$227,632	$61,434	$65,593	$46,696	$53,909

(a)	Excludes commercial paper and obligations included as debt pursuant to FIN 46R and includes ILFC’s capital lease obligations.
(b)	Represents future loss and loss adjustment expense payments estimated based on historical loss development payment patterns.
(c)	Insurance and investment contract liabilities include various investment-type products with contractually scheduled maturities including periodic payments of a term certain nature and guaranteed maturities under guaranteed investment contracts. Items excluded from the table include (i) liabilities for future policy benefits of approximately $108 billion, and (ii) policyholder contract deposits of approximately $176 billion. Amounts excluded from the table are generally comprised of policies or contracts where (i) AIG is currently not making payments until the occurrence of an insurable event, such as death or disability, (ii) payments are conditional on survivorship, or (iii) the occurrence of a payment due to a surrender or other non-scheduled event out of AIG’s control. The determination of these liability amounts and timing of payment are not reasonably fixed and determinable. Significant uncertainties relating to these liabilities include mortality, morbidity, expenses, persistency, investment returns, inflation, and future policyholder elections as to benefits.

The maturity schedule of AIG’s other commercial commitments by segment at June 30, 2005 was as follows:

(in millions)

		Amount of Commitment Expiration

		Less	One	Four
	Total	Than	Through	Through	After
	Amounts	One	Three	Five	Five
	Committed	Year	Years	Years	Years

Letters of credit:
Life Insurance & Retirement Services	$185	$89	$1	$–	$95
DBG	189	99	90	–	–
Standby letters of credit:
Capital Markets	1,738	9	60	79	1,590
Guarantees:
Life Insurance & Retirement Services(a)	2,441	215	331	–	1,895
Aircraft Finance	206	–	110	8	88
Asset Management	171	80	91	–	–
Other commercial commitments(b):
Capital Markets(c)	16,282	546	2,392	2,881	10,463
Aircraft Finance(d)	1,331	–	126	862	343
Life Insurance & Retirement Services(e)	2,513	520	776	379	838
Asset Management	713	563	109	23	18
DBG(f)	1,356	–	–	–	1,356

Total	$27,125	$2,121	$4,086	$4,232	$16,686

(a)	Primarily AIG SunAmerica construction guarantees connected to affordable housing investments.
(b)	Excludes commitments with respect to pension plans. AIG expects to contribute approximately $132 million to its U.S. and non-U.S. pension plans in 2005.
(c)	Primarily liquidity facilities provided in connection with certain municipal swap transactions and collateralized bond obligations.
(d)	Primarily in connection with options to acquire aircraft.
(e)	Primarily AIG SunAmerica commitments to invest in partnerships.

(f)	Primarily commitments to invest in limited partnerships.

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

American International Group, Inc. and Subsidiaries

     As a result of the downgrades of AIG’s long-term senior debt ratings, AIG has been required to post approximately $1.16 billion of collateral with counterparties to municipal guaranteed investment agreements and financial derivatives transactions. In the event of a further downgrade, AIG will be required to post additional collateral. It is estimated that, as of the close of business on July 15, 2005, based on AIG’s outstanding municipal guaranteed investment agreements and financial derivatives transactions as of such date, a further downgrade of AIG’s long-term senior debt ratings to ‘Aa3’ by Moody’s or ‘AA–’ by S&P would permit counterparties to call for approximately $1.98 billion of additional collateral. Further, additional downgrades could result in requirements for substantial additional collateral, which could have a material effect on how AIG manages its liquidity. The actual amount of additional collateral that AIG would be required to post to counterparties in the event of such downgrades depends on market conditions, the market value of the outstanding affected transactions and other factors prevailing at the time of the downgrade. The requirement to post additional collateral may increase if additional counterparties begin to require credit support from AIG through collateralization agreements. Additional obligations to post collateral will increase the demand on AIG’s liquidity.

Shareholders’ Equity

AIG’s consolidated shareholders’ equity increased $8.27 billion during the first six months of 2005. During the first six months of 2005, retained earnings increased $7.04 billion, resulting from net income less dividends. Unrealized appreciation of investments, net of taxes increased $1.70 billion and the cumulative translation adjustment loss, net of taxes, increased $512 million. During the first six months of 2005, there was a gain of $55 million, net of taxes, relating to derivative contracts designated as cash flow hedging instruments. See also the discussion under “Operating Review” and “Liquidity” herein and the Consolidated Statement of Comprehensive Income.

     AIG has in the past reinvested most of its unrestricted earnings in its operations and believes such continued reinvestment in the future will be adequate to meet any foreseeable capital needs. However, AIG may choose from time to time to raise additional funds through the issuance of additional securities.

Stock Purchase

During the period January 1, 2005 through June 30, 2005, AIG purchased in the open market 2,477,100 shares of its common stock. AIG from time to time may buy shares of its common stock in the open market for general corporate purposes, including to satisfy its obligations under various employee benefit plans. At June 30, 2005, an additional 36,542,700 shares could be purchased under the then current authorization by AIG’s Board of Directors.

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

     AIG’s U.S. operations are negatively affected under guarantee fund assessment laws which exist in most states. As a result of operating in a state which has guarantee fund assessment laws, a solvent insurance company may be assessed for certain obligations arising from the insolvencies of other in-

American International Group, Inc. and Subsidiaries
surance companies which operated in that state. AIG generally records these assessments upon notice. Additionally, certain states permit at least a portion of the assessed amount to be used as a credit against a company’s future premium tax liabilities. Therefore, the ultimate net assessment cannot reasonably be estimated. The expense relating to guarantee fund assessments net of credits for 2004 was $118 million.

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

     At June 30, 2005, AIG’s consolidated invested assets included $19.20 billion of cash and short-term investments. Consolidated net cash provided from operating activities in the first six months of 2005 amounted to $13.61 billion.

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

     In addition to the combined insurance pretax operating cash flow, AIG’s insurance operations held $11.11 billion in cash and short-term investments at June 30, 2005. Operating cash flow and the cash and short-term balances held provided AIG’s insurance operations with a significant amount of liquidity.

     This liquidity is available, among other things, to purchase predominately high quality and diversified fixed income securities and, to a lesser extent, marketable equity securities, and to provide mortgage loans on real estate, policy loans and collateral loans. This cash flow coupled with

American International Group, Inc. and Subsidiaries
proceeds of approximately $81 billion from the maturities, sales and redemptions of fixed income securities and from the sale of equity securities was used to purchase approximately $99 billion of fixed income securities and marketable equity securities during the first six months of 2005.

     AIG’s major Financial Services operating subsidiaries consist of AIGFP, ILFC, AGF and AIGCFG. Sources of funds considered in meeting the liquidity needs of AIGFP’s operations include execution of guaranteed investment agreements, issuance of long-term and short-term debt, proceeds from maturities and sales of securities available for sale, securities sold under repurchase agreements, and securities and spot commodities sold but not yet purchased. ILFC, AGF and AIGCFG all utilize the commercial paper markets, bank loans and bank credit facilities as sources of liquidity. ILFC and AGF also fund in the domestic and international capital markets without reliance on any guarantee from AIG. An additional source of liquidity for ILFC is the use of export credit facilities. AIGCFG also uses wholesale and retail bank deposits as sources of funds. On occasion, AIG has provided equity capital to ILFC, AGF and AIGCFG and provides intercompany loans to AIGCFG. AIG and its subsidiaries will contribute $400 million to the capital of ILFC during the third quarter of 2005. Cash flow provided from operations is a major source of liquidity for AIG’s primary Financial Services operating subsidiaries.

     AIG, the parent company, funds its short-term working capital needs through commercial paper issued by AIG Funding. As of June 30, 2005, AIG Funding had $3.88 billion of commercial paper outstanding with an average maturity of 43 days. As additional liquidity, AIG parent has a $2 billion inter-company revolving credit facility provided by certain of its subsidiaries, a $1.375 billion 364-day revolving bank credit facility that expires in July 2006 and a $1.375 billion five year revolving bank credit facility that expires in July 2010. AIG parent’s primary sources of cash flow are dividends and loans from its subsidiaries. AIG parent’s primary uses of cash flow are for debt service and the payment of dividends to shareholders. As of June 30, 2005, including debt obligations of AGC that are guaranteed by AIG, remaining debt maturities due in 2005 are $55 million and $500 million for the third and fourth quarters, respectively. See also Note 9 of Notes to Consolidated Financial Statements in AIG’s 2004 Form 10-K for additional information on debt maturities for AIG and its subsidiaries.

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

     AIG has guidelines with respect to the formation of and investment in SPVs and off balance sheet arrangements. In addition, AIG has expanded the responsibility of its Complex Structured Financial Transaction Committee (CSFT) to include the review of any transaction that could enable a third party to achieve an accounting or financial reporting result that is not in conformity with applicable GAAP or subject AIG to heightened legal, reputational, regulatory or other risk. See “Management’s Report on Internal Control Over Financial Reporting” in Item 9A of Part II included in AIG’s 2004 Form 10-K for a further discussion of the CSFT.

     For additional information related to AIG’s activities with respect to VIEs and certain guarantees see “Recent Accounting Standards” herein and also Note 8 of Notes to Financial Statements. Also, for additional disclosure regarding AIG’s commercial commitments (including guarantors), see “Contractual Obligations and Other Commercial Commitments” herein.

Derivatives

Derivatives are financial instruments among two or more parties with returns linked to or “derived” from some underlying equity, debt, commodity or other asset, liability, or index. Derivatives payments may be based on interest rates and exchange rates and/or prices of certain securities, commodities, financial or commodity indices, or other variables. The more significant types of derivative arrangements in which AIG transacts are swaps, forwards, futures and options. In the normal course of business, with the agreement of the original counterparty, these contracts may be terminated early or assigned to another counterparty.

     The overwhelming majority of AIG’s derivatives activities are conducted by the Capital Markets operations, thus permitting AIG to participate in the derivatives dealer market acting primarily as principal. In these derivative operations, AIG structures transactions that generally allow its counterparties to obtain, or hedge, exposure to changes in interest and foreign currency exchange rates, credit events, securities’ prices, commodities and financial or commodity indices. AIG’s customers – such as corporations, financial institutions, multinational organizations, sovereign entities, government agencies and municipalities – use derivatives to hedge their own market exposures. For example, a futures, forward or option contract can be used to protect the customers’ assets or liabilities against price fluctuations.

     A counterparty may default on any obligation to AIG, including a derivative contract. Credit risk is a consequence of extending credit and/or carrying trading and investment positions. Credit risk exists for a derivative contract when that

American International Group, Inc. and Subsidiaries
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

     FAS 133 requires that third-party derivatives used for hedging must be specifically matched with the underlying exposures to an outside third party and documented contemporaneously to qualify for hedge accounting treatment. In many cases, AIG did not meet these hedging requirements with respect to certain hedging transactions. Not meeting the requirements of FAS 133 does not result in any changes in AIG’s liquidity or its overall financial condition even though inter-period volatility of earnings is increased.

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

     AIG calculated the VaR with respect to the net fair value of each of AIG’s insurance segments as of June 30, 2005 and December 31, 2004. The VaR number represents the maximum potential loss that could be incurred with a 95 percent confidence (i.e., only 5 percent of historical scenarios show losses greater than the VaR figure) within a one-month holding period. AIG uses the historical simulation methodology that entails repricing all assets and liabilities under explicit changes in market rates within a specific historical time period. AIG uses the most recent three years of historical market information for interest rates, foreign exchange rates, and equity index prices. For each scenario, each transaction was repriced. Portfolio, business unit and finally AIG-wide scenario values are then calculated by netting the values of all the underlying assets and liabilities.

The following table presents the VaR on a combined basis and of each component of market risk for each of AIG’s insurance segments as of June 30, 2005 and December 31, 2004. Due to diversification effects, the combined VaR is always smaller than the sum of its components.

			Life Insurance &
			Retirement
	General Insurance		Services

(in millions)	2005	2004	2005	2004

Market risk:
Combined	$1,592	$1,396	$4,761	$5,024
Interest rate	1,739	1,563	4,428	4,750
Currency	111	139	442	478
Equity	654	727	984	1,024

American International Group, Inc. and Subsidiaries

The following table presents the average, high and low VaRs on a combined basis and of each component of market risk for each of AIG’s insurance segments as of June 30, 2005 and December 31, 2004. Due to diversification effects, the combined VaR is always smaller than the sum of its components.

	2005			2004

(in millions)	Average	High	Low	Average	High	Low

General Insurance:
Market risk:
Combined	$1,553	$1,672	$1,396	$1,299	$1,497	$1,100
Interest rate	1,745	1,931	1,563	1,407	1,591	1,173
Currency	124	139	111	111	139	88
Equity	684	727	654	744	797	688
Life Insurance & Retirement Services:
Market risk:
Combined	$4,804	$5,024	$4,626	$4,021	$5,024	$3,075
Interest rate	4,540	4,750	4,428	3,831	4,750	2,967
Currency	485	534	442	326	478	257
Equity	1,008	1,024	984	884	1,024	758

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

     ILFC is exposed to market risk and the risk of loss of fair value and possible liquidity strain resulting from adverse fluctuations in interest rates. As of June 30, 2005 and December 31, 2004, AIG statistically measured the loss of fair value through the application of a VaR model. In this analysis, the net fair value of Aircraft Finance operations was determined using the financial instrument assets which included the tax adjusted future flight equipment lease revenue, and the financial instrument liabilities which included the future servicing of the current debt. The estimated effect of the current derivative positions was also taken into account.

     AIG calculated the VaR with respect to the net fair value of Aircraft Finance operations using the historical simulation methodology, as previously described. As of June 30, 2005 and December 31, 2004, the average VaR with respect to the net fair value of Aircraft Finance operations was approximately $91 million and $70 million, respectively.

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

American International Group, Inc. and Subsidiaries
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

The following table presents the VaR on a combined basis and of each component of Capital Markets risk as of June 30, 2005 and December 31, 2004. Due to diversification effects, the combined VaR is always smaller than the sum of its components.

(in millions)	2005	2004

Combined	$13	$17
Interest rate	6	11
Currency	6	4
Equity	5	16
Commodity	10	7

The following table presents the average, high and low VaRs on a combined basis and of each component of Capital Markets risk as of June 30, 2005 and December 31, 2004. Due to diversification effects, the combined VaR is always smaller than the sum of its components.

	2005			2004

(in millions)	Average	High	Low	Average	High	Low

Combined	$15	$17	$13	$19	$24	$13
Interest rate	9	11	6	9	12	5
Currency	4	6	3	4	4	3
Equity	9	16	5	13	16	5
Commodity	8	10	7	6	7	4

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

     In March 2005, the FASB issued FSP FIN46R-5 “Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities.”

     On December 16, 2004, the FASB issued Statement No. 153, “Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29” (FAS 153). FAS 153 amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions.”

     On June 1, 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections” (FAS 154). FAS 154 replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.”

     For further discussion of these recent accounting standards and their application to AIG, see Note 8 of Notes to Financial Statements.

American International Group, Inc. and Subsidiaries

Controls and Procedures

As of June 30, 2005, an evaluation was carried out by AIG’s management, with the participation of AIG’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of AIG’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on its evaluation, which included comparisons to the criteria in Internal Control – Integrated Framework – issued by the Committee of Sponsoring Organizations of the Treadway Commission, and in light of the previously identified material weaknesses in internal control over financial reporting described within the 2004 Annual Report on Form 10-K, AIG’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2005, AIG’s disclosure controls and procedures continued to be ineffective.

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

     In April and May, amended complaints were filed in the consolidated derivative and securities cases, as well as in one of the ERISA lawsuits, pending in the federal district court in the Southern District of New York adding allegations concerning AIG’s accounting treatment for non-traditional insurance products that have been the subject of AIG’s press releases and are described more fully in AIG’s 2004 Annual Report on Form 10-K. Also in April, new derivative actions were filed in the Delaware Chancery Court, and in July a new derivative action was filed in the Southern District of New York, asserting claims premised on the same allegations concerning AIG’s accounting treatment for non-traditional insurance products. In June, the derivative cases in Delaware were consolidated. AIG’s Board of Directors has appointed a special committee of independent directors to review certain of the matters asserted in the derivative complaints.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

     The table below provides information with respect to purchases of AIG Common stock during the three months ended June 30, 2005.

				Maximum Number
			Total Number of	of Shares that May
			Shares Purchased	Yet Be Purchased
	Total	Average	as Part of Publicly	Under the Plans
	Number of	Price Paid	Announced Plans	or Programs
Period	Shares Purchased(1)	per Share	or Programs	at End of Month(2)

April 1 - 30, 2005	–	$–	–	36,542,700
May 1 - 31, 2005	–	–	–	36,542,700
June 1 - 30, 2005	–	–	–	36,542,700

Total	–	$–	–

(1)	Does not include 31,851 shares delivered or attested to in satisfaction of the exercise price by holders of AIG employee stock options exercised during the three months ended June 30, 2005.
(2)	On July 19, 2002, AIG announced that its Board of Directors had authorized the open market purchase of up to 10 million shares of common stock. On February 13, 2003, AIG announced that the Board had expanded the existing program through the authorization of an additional 50 million shares. The purchase program has no set expiration or termination date.

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