Form 10-Q
period 2005-09-30
AMERICAN INTERNATIONAL GROUP INC
filed 2005-11-14
CIK 5272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ✓                         No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ✓                         No

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes                        No  ✓

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of September 30, 2005: 2,595,607,825.

American International Group, Inc. and Subsidiaries

Explanatory Note

     Overview. This Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Third Quarter Form 10-Q) of American International Group, Inc. (AIG) provides information about the financial results for the three and nine month periods ended September 30, 2005 and a general overview of AIG’s announced restatements of prior period financial statements.

     First Restatement. In connection with the preparation of AIG’s consolidated financial statements included in AIG’s Annual Report on Form 10-K for the year ended December 31, 2004 (2004 Annual Report on Form 10-K), AIG’s management initiated an internal review of its books and records, which was substantially expanded in mid-March 2005 with the oversight of the Audit Committee of the Board of Directors of AIG. The review spanned AIG’s major business units globally, and included a number of transactions from 2000 to 2004. As disclosed in the 2004 Annual Report on Form 10-K, as a result of the findings of the internal review, together with the results of investigations by outside counsel at the request of AIG’s Audit Committee and in consultation with PricewaterhouseCoopers LLP, AIG restated its financial statements for the years ended December 31, 2003, 2002, 2001 and 2000, the quarters ended March 31, June 30 and September 30, 2004 and 2003 and the quarter ended December 31, 2003 (the First Restatement).

     AIG disclosed in its 2004 Annual Report on Form 10-K that it had identified a number of material weaknesses in internal controls over financial reporting, including controls over certain balance sheet reconciliations, controls over the accounting for certain derivative transactions and controls over income tax accounting. AIG has been and continues to be actively engaged in the implementation of remediation efforts to address all of its material weaknesses in internal controls.

     Second Restatement. As announced on November 9, 2005, AIG identified certain errors, the preponderance of which were identified during the remediation of the material weaknesses in internal controls referred to above, principally relating to internal controls surrounding accounting for derivatives and related assets and liabilities under Financial Accounting Standards Board Statement No. 133 — “Accounting for Derivative Instruments and Hedging Activities” (FAS 133), reconciliation of certain balance sheet accounts and income tax accounting. Due to the significance of these corrections, AIG will restate its financial statements for the years ended December 31, 2004, 2003 and 2002, along with 2001 and 2000 for purposes of preparation of the Selected Consolidated Financial Data for 2001 and 2000, and quarterly financial information for 2004 and 2003 and the first two quarters of 2005 (the Second Restatement). As part of the Second Restatement, AIG will also correct errors that have been identified since the First Restatement, including those relating to the accounting for certain payments received from aircraft and engine manufacturers by International Lease Finance Corporation (ILFC), which were originally corrected as an out-of-period item in AIG’s Form 10-Q for the quarter ended June 30, 2005 (Second Quarter Form 10-Q).

     The financial information as of September 30, 2004 and for the three and nine month periods ended September 30, 2004 that is included in this Third Quarter Form 10-Q has been restated as part of both the First Restatement and the Second Restatement (the Restatements). The financial information as of December 31, 2004 has been restated as part of the Second Restatement.

American International Group, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEET

(in millions) (unaudited)

	September 30,	December 31,
	2005	2004
		(Restated)

Assets:
Investments, financial services assets and cash:
Fixed maturities:
Bonds available for sale, at market value (amortized cost: 2005 – $348,028; 2004 – $329,838)	$362,194	$344,399
Bonds held to maturity, at amortized cost (market value: 2005 – $22,028; 2004 – $18,791)	21,532	18,294
Bond trading securities, at market value (cost: 2005 – $3,953; 2004 – $2,973)	3,975	2,984
Equity securities:
Common stocks available for sale, at market value (cost: 2005 – $9,981; 2004 – $8,569)	12,368	9,917
Common stocks trading, at market value (cost: 2005 – $7,382; 2004 – $5,651)	8,098	5,894
Preferred stocks, at market value (cost: 2005 – $2,206; 2004 – $2,017)	2,269	2,040
Mortgage loans on real estate, net of allowance (2005 – $53; 2004 – $65)	14,202	13,146
Policy loans	7,082	7,035
Collateral and guaranteed loans, net of allowance (2005 – $15; 2004 – $18)	2,257	2,282
Financial services assets:
Flight equipment primarily under operating leases, net of accumulated depreciation (2005 – $7,145; 2004 – $6,390)	35,535	32,130
Securities available for sale, at market value (cost: 2005 – $37,466; 2004 – $30,779)	37,872	32,768
Trading securities, at market value	6,667	3,142
Spot commodities, at market value	234	95
Unrealized gain on swaps, options and forward transactions	20,427	22,670
Trading assets	909	3,331
Securities purchased under agreements to resell, at contract value	12,129	26,272
Finance receivables, net of allowance (2005 – $646; 2004 – $571)	27,701	23,574
Securities lending collateral, at cost (approximates market value)	57,627	49,169
Other invested assets	24,808	22,471
Short-term investments, at cost (approximates market value)	16,238	16,102
Cash	2,108	2,009

Total investments, financial services assets and cash	676,232	639,724
Investment income due and accrued	5,955	5,556
Premiums and insurance balances receivable, net of allowance (2005 – $469; 2004 – $425)	15,177	14,788
Reinsurance assets, net of allowance (2005 – $512; 2004 – $500)	22,023	19,857
Deferred policy acquisition costs	32,083	29,740
Investments in partially owned companies	1,149	1,496
Real estate and other fixed assets, net of accumulated depreciation (2005 – $4,989; 2004 – $4,650)	6,841	6,192
Separate and variable accounts	61,157	57,741
Goodwill	8,354	8,556
Income taxes receivable – current	–	109
Other assets	14,426	16,283

Total assets	$843,397	$800,042

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEET (continued)

(in millions, except share data)(unaudited)

	September 30,	December 31,
	2005	2004
		(Restated)

Liabilities:
Reserve for losses and loss expenses	$71,161	$62,371
Reserve for unearned premiums	24,228	23,094
Future policy benefits for life and accident and health insurance contracts	108,461	104,756
Policyholders’ contract deposits	227,241	216,474
Other policyholders’ funds	10,682	10,280
Reserve for commissions, expenses and taxes	5,096	4,539
Insurance balances payable	4,178	3,686
Funds held by companies under reinsurance treaties	3,948	3,404
Income taxes payable	8,551	6,768
Financial services liabilities:
Borrowings under obligations of guaranteed investment agreements	19,953	18,919
Securities sold under agreements to repurchase, at contract value	10,694	23,581
Trading liabilities	1,707	2,304
Securities and spot commodities sold but not yet purchased, at market value	5,223	4,866
Unrealized loss on swaps, options and forward transactions	15,721	17,611
Trust deposits and deposits due to banks and other depositors	4,255	4,248
Commercial paper	7,723	6,724
Notes, bonds, loans and mortgages payable	66,270	59,683
Commercial paper	1,978	2,969
Notes, bonds, loans and mortgages payable	7,411	5,502
Liabilities connected to trust preferred stock	1,489	1,489
Separate and variable accounts	61,157	57,741
Minority interest	5,120	4,584
Securities lending payable	58,430	49,972
Other liabilities	23,245	23,750

Total liabilities	753,922	719,315

Preferred shareholders’ equity in subsidiary companies	193	199

Shareholders’ equity:
Common stock, $2.50 par value; 5,000,000,000 shares authorized; shares issued 2005 – 2,751,327,476; 2004 – 2,751,327,476	6,878	6,878
Additional paid-in capital	2,249	2,094
Retained earnings	73,246	64,254
Accumulated other comprehensive income (loss)	9,175	9,513
Treasury stock, at cost; 2005 – 155,719,651; 2004 – 154,904,286 shares of common stock	(2,266)	(2,211)

Total shareholders’ equity	89,282	80,528

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$843,397	$800,042

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF INCOME

(in millions, except per share data) (unaudited)

	Nine Months		Three Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
		(Restated)		(Restated)

Revenues:
Premiums and other considerations	$52,470	$49,418	$17,244	$17,237
Net investment income	16,196	13,563	5,629	4,501
Realized capital gains (losses)	216	(88)	79	(83)
Other revenues	12,660	9,685	3,409	3,625

Total revenues	81,542	72,578	26,361	25,280

Benefits and expenses:
Incurred policy losses and benefits	45,665	42,273	16,503	15,166
Insurance acquisition and other operating expenses	20,966	17,719	7,381	6,023

Total benefits and expenses	66,631	59,992	23,884	21,189

Income before income taxes, minority interest and cumulative effect of an accounting change	14,911	12,586	2,477	4,091

Income taxes (benefits):
Current	2,355	2,639	372	203
Deferred	2,204	1,196	334	1,061

	4,559	3,835	706	1,264

Income before minority interest and cumulative effect of an accounting change	10,352	8,751	1,771	2,827

Minority interest	(329)	(317)	(54)	(142)

Income before cumulative effect of an accounting change	10,023	8,434	1,717	2,685

Cumulative effect of an accounting change, net of tax	–	(144)	–	–

Net income	$10,023	$8,290	$1,717	$2,685

Earnings per common share:
Basic
Income before cumulative effect of an accounting change	$3.86	$3.24	$0.66	$1.04
Cumulative effect of an accounting change, net of tax	–	(0.06)	–	–
Net income	$3.86	$3.18	$0.66	$1.04

Diluted
Income before cumulative effect of an accounting change	$3.82	$3.20	$0.65	$1.02
Cumulative effect of an accounting change, net of tax	–	(0.06)	–	–
Net income	$3.82	$3.14	$0.65	$1.02

Cash dividends per common share	$0.400	$0.205	$0.150	$0.075

Average shares outstanding:
Basic	2,597	2,608	2,597	2,606
Diluted	2,624	2,639	2,624	2,638

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions) (unaudited)

	2005	2004
Nine Months Ended September 30,		(Restated)

Summary:
Net cash provided by operating activities	$23,080	$19,611
Net cash used in investing activities	(41,666)	(53,675)
Net cash provided by financing activities	19,341	35,027
Effect of exchange rate changes on cash	(656)	187

Change in cash	99	1,150
Cash at beginning of period	2,009	922

Cash at end of period	$2,108	$2,072

Cash flows from operating activities:
Net income	$10,023	$8,290

Adjustments to reconcile net income to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in income:
Change in:
General and life insurance reserves	13,850	16,261
Premiums and insurance balances receivable and payable – net	103	(1,364)
Reinsurance assets	(2,166)	663
Deferred policy acquisition costs	(1,748)	(2,364)
Investment income due and accrued	(399)	(823)
Funds held under reinsurance treaties	544	396
Other policyholders’ funds	402	586
Current and deferred income taxes – net	2,526	2,371
Reserve for commissions, expenses and taxes	557	(30)
Other assets and liabilities – net	(165)	988
Trading assets and liabilities – net	1,825	(3,308)
Trading securities, at market value	(3,525)	380
Spot commodities, at market value	(139)	117
Net unrealized (gain) loss on swaps, options and forward transactions	353	2,950
Securities purchased under agreements to resell	14,143	(10,184)
Securities sold under agreements to repurchase	(12,887)	4,585
Securities and spot commodities sold but not yet purchased, at market value	357	(563)
Realized capital (gains) losses	(216)	88
Equity in income of partially owned companies and other invested assets	(1,263)	(897)
Amortization of premium and discount on securities	240	231
Depreciation expenses, principally flight equipment	1,311	1,511
Provision for finance receivable losses	315	282
Other – net	(961)	(555)

Total adjustments	13,057	11,321

Net cash provided by operating activities	$23,080	$19,611

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

(in millions) (unaudited)

	2005	2004
Nine Months Ended September 30,		(Restated)

Cash flows from investing activities:
Cost of bonds, at market sold	$99,133	$92,777
Cost of bonds, at market matured or redeemed	12,832	10,776
Cost of equity securities sold	10,162	10,621
Realized capital gains (losses)	216	(88)
Purchases of fixed maturities	(133,692)	(140,608)
Purchases of equity securities	(13,361)	(13,490)
Mortgage, policy and collateral loans granted	(3,859)	(2,208)
Repayments of mortgage, policy and collateral loans	2,883	1,655
Sales of securities available for sale	4,913	2,032
Maturities of securities available for sale	2,190	3,603
Purchases of securities available for sale	(13,390)	(8,922)
Sales of flight equipment	1,384	1,155
Purchases of flight equipment	(5,482)	(3,869)
Net additions to real estate and other fixed assets	(1,216)	(531)
Sales or distributions of other invested assets	7,480	5,533
Investments in other invested assets	(8,441)	(8,349)
Change in short-term investments	1,029	452
Investments in partially owned companies	(5)	3
Finance receivable originations and purchases	(37,792)	(18,026)
Finance receivable principal payments received	33,350	13,809

Net cash used in investing activities	$(41,666)	$(53,675)

Cash flows from financing activities:
Receipts from policyholders’ contract deposits	$37,278	$40,372
Withdrawals from policyholders’ contract deposits	(26,562)	(16,965)
Change in trust deposits and deposits due to banks and other depositors	7	160
Change in commercial paper	8	3,286
Proceeds from notes, bonds, loans and mortgages payable	43,302	22,471
Repayments on notes, bonds, loans and mortgages payable	(34,578)	(16,120)
Liquidation of zero coupon notes payable	–	(189)
Proceeds from guaranteed investment agreements	8,919	8,006
Maturities of guaranteed investment agreements	(7,885)	(4,882)
Redemption of subsidiary company preferred stock	–	(200)
Proceeds from common stock issued	44	130
Cash dividends to shareholders	(1,031)	(535)
Acquisition of treasury stock	(170)	(508)
Other – net	9	1

Net cash provided by financing activities	$19,341	$35,027

Supplementary information:
Taxes paid	$2,031	$2,011

Interest paid	$3,587	$3,119

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(in millions) (unaudited)

			Three Months
	Nine Months		Ended
	Ended September 30,		September 30,

	2005	2004	2005	2004
		(Restated)		(Restated)

Comprehensive income (loss):
Net income	$10,023	$8,290	$1,717	$2,685

Other comprehensive income (loss):
Unrealized (depreciation) appreciation of investments – net of reclassification adjustments	(181)	(522)	(2,458)	5,327
Deferred income tax benefit (expense) on above changes	422	141	979	(1,911)
Foreign currency translation adjustments	(656)	187	210	64
Applicable income tax benefit (expense) on above changes	121	(67)	(381)	(52)
Net derivative gains (losses) arising from cash flow hedging activities	7	152	(63)	88
Deferred income tax (expense) benefit on above changes	19	(47)	90	(34)
Retirement plan liabilities adjustment, net of tax	(70)	(63)	(42)	(54)

Other comprehensive income (loss)	(338)	(219)	(1,665)	3,428

Comprehensive income (loss)	$9,685	$8,071	$52	$6,113

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Financial Statement Presentation

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

     As more fully described in AIG’s 2004 Annual Report on Form 10-K, and AIG’s Forms 10-Q/A for the quarterly periods ended March 31, 2004 and June 30, 2004, AIG restated the accounting for certain transactions and certain relationships for the quarters ended March 31, 2004 and June 30, 2004, as part of the restatement of its financial statements for the years ended December 31, 2003, 2002, 2001 and 2000, the quarters ended March 31, June 30 and September 30, 2004 and 2003 and the quarter ended December 31, 2003 (the First Restatement).

     As announced on November 9, 2005, AIG identified certain errors, the preponderance of which were identified during the remediation of the material weaknesses in internal controls referred to in the Explanatory Note, principally relating to internal controls surrounding accounting for derivatives and related assets and liabilities under FAS 133, reconciliation of certain balance sheet accounts and income tax accounting. Due to the significance of these corrections, AIG will restate its financial statements for the years ended December 31, 2004, 2003 and 2002, along with 2001 and 2000, for purposes of preparation of the Selected Consolidated Financial Data for 2001 and 2000, and quarterly financial information for 2004 and 2003 and the first two quarters of 2005 (the Second Restatement, and together with the First Restatement, the Restatements). As part of the Second Restatement, AIG will also correct errors that have been identified since the First Restatement, including those relating to the accounting for certain payments received from aircraft and engine manufacturers by ILFC, which were originally corrected as an out-of-period item in AIG’s Second Quarter Form 10-Q.

2.	Restatements of Previously Issued Financial Statements

The following provides a description of the accounting adjustments included in the Restatements of AIG’s consolidated financial statements and the effect of the adjustments on AIG’s Consolidated Balance Sheet at December 31, 2004 and its Consolidated Statement of Income for the three and nine month periods ended September 30, 2004 and Consolidated Statement of Cash Flow for the nine months ended September 30, 2004. All prior period amounts included in this report affected by the Restatements are presented on a restated basis.

(a) First Restatement

     Internal Review. In connection with the preparation of AIG’s consolidated financial statements included in the 2004 Annual Report on Form 10-K, AIG’s current management initiated an internal review of AIG’s books and records, which was substantially expanded in mid-March 2005. The internal review, conducted under the direction of current senior management, with the oversight of the Audit Committee of the Board of Directors, spanned AIG’s major business units globally, and included a review of information and a number of transactions from 2000 to 2004. In certain cases, items in periods prior to 2000 were examined due to the nature of the transactions under review. The business units subject to review were Domestic General Insurance, Foreign General Insurance, Reinsurance, Financial Services, Domestic and Foreign Life Insurance & Retirement Services and Asset Management.

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

     First Restatement. AIG restated its financial statements for the years ended December 31, 2003, 2002, 2001 and 2000, the quarters ended March 31, June 30 and September 30, 2004 and 2003 and the quarter ended December 31, 2003. See Selected Financial Data, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 of Notes to Financial Statements in the 2004 Annual Report on Form 10-K for a discussion of the First Restatement and a reconciliation of previously reported amounts to the restated amounts for the years ended December 31, 2003, 2002, 2001 and 2000, and see below for reconciliation of such amounts for the three and nine month periods ended September 30, 2004.

     As part of its internal review, AIG evaluated the financial reporting consolidation process and the resulting financial statements as well as the appropriateness of AIG’s prior accounting and reporting decisions. Based on this evaluation, the First Restatement includes corrections of errors in current or prior accounting periods for improper or inappropriate transactions or entries identified by the review. In many cases these transactions or entries appear to have had the purpose of achieving an accounting result that would enhance measures believed to be important to the financial community

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

2.	Restatement of Previously Issued Financial Statements (continued)

and may have involved documentation that did not accurately reflect the true nature of the arrangements. In certain instances, these transactions or entries may also have involved misrepresentations to members of management, regulators and AIG’s independent auditors. The First Restatement includes adjustments, some of which had been previously identified but considered not to be sufficiently material to require correction.

     Details of Accounting Adjustments included in the First Restatement. The accounting adjustments relate primarily to the categories described below. Many of the adjustments that do not affect previously reported net income or consolidated shareholders’ equity do, however, change both the consolidated and business segment reporting of premiums, underwriting results, net investment income, realized capital gains and losses and operating income, as well as other items. Adjustments that affect reported net income and consolidated shareholders’ equity relate to both the timing and recognition of revenues and expenses and affect the comparison of period-to-period results.

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

As a result of the First Restatement relating to Union Excess, as of December 31, 2004, total assets decreased by approximately $1.5 billion, and shareholders’ equity decreased by approximately $951 million. Net income decreased by approximately $20 million and $59 million for the three and nine month periods ended September 30, 2004.

–	Gen Re: In December 2000 and March 2001, an AIG subsidiary entered into an assumed reinsurance transaction with a subsidiary of General Re Corporation (Gen Re) involving two tranches of $250 million each. In connection with each tranche, consolidated net premiums written and consolidated incurred policy losses and benefits increased by $250 million in the fourth quarter of 2000 (with respect to the first tranche) and the first quarter of 2001 (with respect to the second tranche). The first tranche of the transaction was commuted in November 2004, reducing premiums and reserves for losses and loss expenses by approximately $250 million in the fourth quarter 2004. AIG has concluded that the transaction was done to accomplish a desired accounting result and did not entail sufficient qualifying risk transfer. As a result, AIG has determined that the transaction should not have been recorded as insurance. AIG’s restated financial statements recharacterize this transaction as a deposit rather than as insurance. Such recharacterization had virtually no effect on net income or consolidated shareholders’ equity, but increased other liabilities by $250 million at December 31, 2004, and reduced reserves for loss and loss expenses by $250 million at December 31, 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

2.	Restatement of Previously Issued Financial Statements (continued)

–	Other Risk Transfer: AIG has concluded that Richmond Insurance Company, Ltd., a Bermuda-based reinsurance holding company (Richmond) in which AIG held a 19.9 percent ownership interest at September 30, 2004, should be treated as a consolidated entity in AIG’s financial statements due to AIG’s ability to exert control over that entity. Such determination was based, in part, on arrangements and documents, including put agreements requiring an AIG subsidiary to purchase the Richmond shares, that appear not to have been previously disclosed to appropriate AIG financial personnel or AIG’s independent auditors. A review of the operations of Richmond and its subsidiaries has shown significant previously undisclosed evidence of AIG control causing Richmond to be deemed a VIE. The consolidation of Richmond had virtually no effect on net income or consolidated shareholders’ equity. On June 30, 2005, AIG acquired an additional 49.9 percent of Richmond shares, and in October 2005 AIG acquired the remaining 30.2 percent of Richmond.

As a result of its internal review of AIG Re, AIG Risk Finance and AIG Risk Management and certain of their transactions, AIG determined that adjustments were required because certain transactions lacked sufficient risk transfer to qualify for insurance accounting under GAAP.

As a result of the First Restatement for Richmond, AIG Re, AIG Risk Finance, AIG Risk Management and these other transactions, as of December 31, 2004 total assets increased by approximately $47 million, total liabilities increased by approximately $123 million, and shareholders’ equity decreased by approximately $77 million. Net income increased by approximately $1 million and decreased by approximately $24 million for the three and nine month periods ended September 30, 2004.

•	Loss Reserves. Estimation of ultimate net losses and loss expenses is a complex process requiring the use of assumptions which may be highly uncertain at the time of estimation. As a result of its internal review, AIG has determined that the IBNR included in the General Insurance reserve for losses and loss expenses was adjusted on a regular basis without appropriate support for the changes requested to be made. Although AIG does not believe that any change materially affected the integrity of AIG’s loss reserve position because in each instance IBNR as adjusted was determined to be within an appropriate tolerance of the applicable actuarial point estimate, AIG has determined that the unsupported decreases in reserves generated independently from the actuarial process constituted errors which should be corrected and has restated the amounts of carried reserves accordingly.

The effect of the First Restatement is a decrease in consolidated shareholders’ equity of approximately $572 million at December 31, 2004, an increase in the reserve for losses and loss expenses of approximately $880 million at December 31, 2004, and an increase in incurred policy losses and benefits of approximately $107 million and $197 million for the three and nine month periods ended September 30, 2004.

•	Net Investment Income. As a result of the internal review, AIG determined that the accounting for certain transactions had the effect of improperly converting capital gains into net investment income and was not consistent with GAAP. The most significant of these transactions are:

–	Covered Calls: From 2001 through 2003, certain AIG subsidiaries entered into a series of transactions with third parties whereby these subsidiaries sold in-the-money calls, principally on municipal bonds in their investment portfolios that had unrealized appreciation associated with them. Upon exercise of a call, the related bonds were delivered to the purchaser of the call and subsequently reacquired by the subsidiaries pursuant to contingent forward agreements which permitted the AIG subsidiaries to repurchase the bonds at the prevailing market value. In connection with selling the calls, the AIG subsidiaries also entered into interest rate swaps to protect them against the effects of changes in value of the applicable bonds as a result of movements in interest rates during the transaction period. These transactions were accounted for as sales and subsequent purchases and appear to have been initiated to increase net investment income. AIG has determined that, because AIG was able to cause the bonds to be returned from the third parties even after the third parties exercised the call options, AIG did not cede control over the bonds and therefore the transactions should not have been accounted for as sales and subsequent purchases but rather as financings. Net investment income increased over previously reported amounts by $9 million and $28 million for the three and nine month periods ended September 30, 2004, and realized capital gains increased by $3 million and $44 million for the three and nine month periods ended September 30, 2004. The First Restatement had no net effect on consolidated shareholders’ equity at December 31, 2004.

–	Synthetic Fuel Investment: AIG subsidiaries own interest in certain limited liability companies that invest in synthetic fuel production facilities. The sale of coal synthetic fuel by these facilities generates income tax credits. As a result of a misapplication of GAAP, AIG recorded net investment income or, in some cases, other revenues, on a pretax basis rather than reflecting the tax credit as a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

2.	Restatement of Previously Issued Financial Statements (continued)

reduction of income tax expense, thereby increasing net investment income for AIG’s life insurance and retirement services segment and other revenues for the financial services segment. Certain of these entries were previously identified but not corrected as the amounts were viewed as not sufficiently material to require correction. In the fourth quarter of 2004, AIG changed its accounting to present these tax credits as a component of income taxes. AIG has now determined that it is necessary to record these adjustments for the periods prior to the fourth quarter of 2004. The First Restatement had the effect of decreasing net investment income by approximately $68 million and $203 million for the three and nine month periods ended September 30, 2004, decreasing other revenues by approximately $38 million and $136 million for the three and nine month periods ended September 30, 2004, and reflecting an income tax benefit of approximately $106 million and $339 million for the three and nine month periods ended September 30, 2004. There was no effect on consolidated net income or shareholders’ equity.

–	Hedge Fund Accounting: AIG subsidiaries invest in a variety of alternative asset classes, including hedge fund limited partnerships, that are accounted for as available for sale securities. As part of the underlying partnership agreements, such AIG subsidiaries have the right to redeem their interests at defined times. A redemption previously allowed AIG to record net investment income to the extent there were gains in the underlying funds at the time. However, as a result of its internal review, AIG has determined that, in certain cases, the redemption resulted in inappropriate gain recognition because the proceeds were required to be immediately reinvested in the funds. In addition, the cost bases of certain funds were misallocated in determining gains. The restated consolidated financial statements correct these errors. These corrections had virtually no effect on consolidated shareholders’ equity at December 31, 2004.

–	Muni Tender Option Bond Program: From 2000 through early 2003, AIG subsidiaries participated in a program in which they transferred highly rated municipal bonds at market value to a third-party broker, which in turn transferred these securities to a trust that the broker had established. The trust then issued two sets of beneficial interests. Half of the beneficial interests were floating interest rate certificates. The remaining beneficial interests were “inverse” floating interest rate certificates. Third parties invested in the floating interest rate certificates, and AIG subsidiaries invested in the inverse floating interest rate certificates. AIG did not consolidate the trust into AIG’s balance sheet.

The AIG subsidiaries, as the holders of the residual interest inverse floating rate certificates, had the right to unilaterally liquidate the trust and cause the municipal bonds to be returned to AIG on short notice. Accordingly, the AIG subsidiaries did not cede control over the bonds. As a result, AIG now believes that the conclusion not to consolidate was an error in the application of GAAP. Therefore, AIG has now consolidated the trusts into its balance sheets at December 31, 2002. Because the program was discontinued in early 2003, there was no effect on the consolidated balance sheets as of December 31, 2004. However, net investment income increased over previously reported amounts by $13 million and $53 million for the three and nine month periods ended September 30, 2004, and realized capital gains increased by $1 million and $20 million for the three and nine month periods ended September 30, 2004.

–	DBG/AIG Capital Corporation Intercompany Dividend: In 2002, AIG Capital Corporation issued shares of its preferred stock to National Union in exchange for shares of ILFC’s common stock. AIG did not eliminate the preferred stock investment in consolidation, instead recording the dividend as income in net investment income and as corresponding expense in other operating expenses. AIG has now determined that this accounting is a misapplication of GAAP. Accordingly, AIG has eliminated this intercompany investment and reversed the accounting entries in its consolidated statement of income. The First Restatement had no effect on consolidated net income or shareholders’ equity but net investment income decreased by approximately $25 million and $75 million and insurance acquisition and other operating expenses decreased by approximately $25 million and $75 million for the three and nine month periods ended September 30, 2004.

•	“Top Level” Adjustments and Other Directed Entries (other than loss reserves). Certain accounting entries originated at the parent company level had the effect of reclassifying realized capital gains to net investment income, as well as adjusting other line item reclassifications and other segment financial information. In some cases, expense deferrals were increased or reserves decreased, both having the effect of increasing reported earnings. In other cases, the adjustments affected revenue and expense recognition between reporting periods or among business segments. Certain of these entries were previously identified but considered not to be sufficiently material to require correction. As part of its internal review, AIG analyzed and assessed “top level” adjustments since 2000 and determined that certain entries appear to have been made at the direction of certain former members of senior management without appropriate documentation or support.

–	Foreign Life Insurance Net Investment Income Reclassification: In addition to the matters described above,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

2.	Restatement of Previously Issued Financial Statements (continued)

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

The First Restatement reverses all such unsupported “top level” and other directed entries, including the Foreign Life Insurance Net Investment Income Reclassification, and as a result, as of December 31, 2004, total assets decreased by approximately $108 million and shareholders’ equity decreased by approximately $206 million. Net income increased by approximately $17 million and $57 million for the three and nine month periods ended September 30, 2004.

•	Conversion of Underwriting Losses to Capital Losses. This category includes transactions and entries that had the principal effect of improperly recharacterizing underwriting losses as capital losses. This category also includes insurance and reinsurance transactions where AIG’s accounting resulted in errors relating to the timing and classification of income recognition as well as errors relating to the timing of premium recognition. The most significant transactions in this category are the following:

–	Capco: AIG has determined that a series of transactions with Capco Reinsurance Company, Ltd. (Capco), a Barbados-domiciled reinsurer, involved an improper structure created to recharacterize underwriting losses relating to auto warranty business as capital losses. That structure, which appears to have not been properly disclosed to appropriate AIG personnel or its independent auditors, consisted primarily of arrangements between subsidiaries of AIG and Capco that required Capco to be treated as a consolidated entity in AIG’s financial statements. The result of such consolidation is to reverse capital losses for the years 2000 through 2003 and recognize a corresponding amount of underwriting losses in 2000.

–	The Robert Plan: AIG has restated the accounting for surplus notes purchased as part of a litigation settlement in 2002 with The Robert Plan Corporation (The Robert Plan). Pursuant to the settlement agreement, the surplus notes were to be repaid through profits received from a managing general agency relationship with The Robert Plan. When AIG deemed that repayment under the surplus notes was unlikely, AIG recorded the impairment charge as realized capital losses rather than underwriting losses. AIG now believes that this accounting treatment was an error and has restated the impairment charges as underwriting losses.

–	AIRCO Reinsurance: In each of 1999 and 2000, AIRCO entered into stop loss reinsurance agreements with Union Excess relating to accident and health business of Nan Shan. Concurrently with each reinsurance agreement, AIRCO entered into a swap agreement with Union Excess, under which the payments were linked to payments under the reinsurance agreement. The transaction had the effect of converting incurred policy losses into capital losses. AIG has determined that its prior accounting was a misapplication of GAAP and has reversed both the cessions under the reinsurance agreement and the corresponding swaps.

Together the effect of the First Restatement for Capco, The Robert Plan and AIRCO was to decrease total shareholders’ equity by approximately $30 million as of December 31, 2004. Net income increased by approximately $9 million and $70 million for the three and nine month periods ended September 30, 2004.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

2.	Restatement of Previously Issued Financial Statements (continued)

the recording of appropriate amounts for these reserves and allowances for doubtful accounts for the appropriate time period, resulting in an after-tax reduction in consolidated shareholders’ equity at December 31, 1999 of $514 million. The effect of the First Restatement resulting from DBG issues was to decrease total assets by approximately $837 million and to decrease total shareholders’ equity by approximately $290 million as of December 31, 2004. Net income increased by approximately $38 million and $7 million for the three and nine month periods ended September 30, 2004.

–	Other Than Temporary Declines: AIG’s investment accounting policies require that an investment that has been identified as impaired should be written down in the period in which such impairment is determined, and recorded as a realized capital loss. AIG has determined that realized capital losses with respect to certain impaired investments were not recorded in the appropriate periods, and the First Restatement will thus affect the timing of previously reported realized capital losses. The restatement resulting from other than temporary declines had only a minor effect on consolidated shareholders’ equity but net income increased by approximately $26 million for the nine month period ended September 30, 2004.

•	Other GAAP Corrections. As part of its internal review, AIG has considered the application of certain accounting principles to specific businesses and transactions, and has determined that certain misapplications of GAAP are errors that require restatement of its financial statements. These adjustments include the following:

–	Accounting for Derivatives (FAS 133 Hedge Accounting): AIG and its subsidiaries, including AIGFP, engage in hedging activities for their own accounts, which AIG believes have been and remain economically effective. AIG and its subsidiaries enter into derivative contracts principally to hedge interest rate risk and foreign currency risk associated with their assets, liabilities and forecasted cash flows. Such derivative transactions include interest rate swaps, cross currency swaps and forwards, which are generally executed through AIGFP. Statement of Financial Accounting Standards No. 133 — “Accounting for Derivative Instruments and Hedging Activities” (FAS 133) requires that third-party derivatives used for hedging must be specifically matched with the underlying exposures to an outside third party and documented contemporaneously to qualify for hedge accounting treatment. The internal review determined that in many cases AIG did not meet these hedging requirements with respect to certain hedging transactions.

AIG has historically reported the changes in the fair value of certain derivatives used for hedging activities through other comprehensive income in consolidated shareholders’ equity or in net income with a corresponding adjustment to the hedged item, depending on the nature of the hedging relationship. In order to comply with FAS 133, the restated consolidated financial statements include the changes in fair value for certain derivatives, previously recorded through other comprehensive income, in current period income and reverse the previous adjustments on certain assets and liabilities recorded in income in connection with hedge accounting. Because these activities did not qualify for hedge accounting, Statement of Financial Accounting Standards No. 115 — “Accounting for Certain Investments in Debt and Equity Securities” requires AIG to recognize the corresponding changes in fair value, including foreign exchange gains and losses resulting from exchange rate fluctuations, relating to available-for-sale investments through accumulated other comprehensive income. These First Restatement adjustments with respect to FAS 133 do not result in any changes in AIG’s liquidity or its overall financial condition even though inter- period volatility of earnings increases.

In addition to its remediation efforts, AIG is assessing the cost and benefits of modifying its hedging activities to obtain hedge accounting under the requirements of FAS 133. The First Restatement, to reflect appropriate GAAP accounting for these derivatives, which also included reclassifications between the accounts securities available for sale, at market value and securities purchased under agreements to resell, at contract value, increased total assets by approximately $2.3 billion and increased total shareholders’ equity by approximately $1.0 billion as of December 31, 2004. Net income increased by approximately $779 million and $565 million for the three and nine month periods ended September 30, 2004.

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

The First Restatement increased total shareholders’ equity by $889 million as of December 31, 2004.

–	Foreign Currency Translation (FAS 52): FAS 52 is used to determine the timing of the recognition of income or expense resulting from foreign exchange rate changes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Together, these restatements increased total shareholders’ equity by approximately $131 million as of December 31, 2004. Net income decreased by approximately $8 million and $19 million for the three and nine month periods ended September 30, 2004.

–	Life Settlements: Life settlements are designed to assist life insurance policyholders to monetize the existing value of life insurance policies. AIG, through an insurance subsidiary and non-consolidated trusts, which are deemed to be a qualifying special purpose entity and a VIE, engages in this business. The non-consolidated trusts purchase life insurance policies from policyholders at an initial price and pay additional premiums to keep the policies in force until the insured dies. AIG’s proportionate share of the net death benefits from the purchased contracts, net of reinsurance to a third party reinsurer, was recorded as premium. The costs incurred by the trusts to acquire the contracts and keep them in force were recorded as paid losses by AIG, net of reinsurance. AIG’s accounting resulted in upfront gain recognition of expected profits and premium recognition for amounts loaned to the trusts by other AIG subsidiaries.

AIG has determined, in light of new information which was not available to management or AIG’s independent auditors at the time the initial accounting determination was made, that the accounting for these transactions as insurance and reinsurance is a misapplication of GAAP that should be corrected through restatement. This restatement results in life settlements being accounted for using an investment method of accounting under FASB Technical Bulletin (FTB) 85-4 “Accounting for Purchases of Life Insurance.” Under FTB 85-4, the carrying value of each contract at purchase and at the end of each reporting period is equal to the cash surrender value of the contract. Cash paid to purchase these contracts that is in excess of the cash surrender value at the date of purchase is recognized as a loss immediately and periodic maintenance costs, such as premiums necessary to keep the underlying contract in force, are charged to earnings immediately. The life insurance benefits at the insured’s death are payable to the AIG subsidiary and reflected in income at that time. The effect of the First Restatement was to decrease total assets by approximately $3.2 billion, decrease total liabilities by approximately $2.8 billion and decrease total shareholders’ equity by approximately $396 million as of December 31, 2004. Net income decreased by approximately $36 million and $102 million for the three and nine month periods ended September 30, 2004.

–	Deferred Acquisition Costs (DAC): The internal review identified a misapplication of GAAP with respect to General Insurance DAC. As a result of “top-level” entries, substantially all costs associated with underwriting and marketing operations were deferred. The internal review determined that certain of these costs did not vary sufficiently with the production of business and should not have been deferred. These costs have been allocated to the periods in which they were incurred and the corresponding DAC asset has been adjusted accordingly. In addition, AIG determined that the amortization period for certain DAC was longer than the typical life of the underlying policies and needed to be shortened, and that certain deferrals associated with an inter-company reinsurance treaty were in error and required correction. This adjustment includes the recharacterization of certain incurred policy losses and benefits to insurance acquisition and other operating expenses. The effect of the First Restatement was to decrease total assets by approximately $546 million and to decrease total shareholders’ equity by approximately $344 million as of December 31, 2004.

–	SICO Deferred Compensation: AIG included in the First Restatement expense amounts attributable to deferred compensation granted to certain AIG employees by SICO (pursuant to the SICO Plan described under Item 11. Executive Compensation in AIG’s 2004 Annual Report on Form 10-K), a private holding company that owns approximately 12 percent of AIG’s common stock. The amount of deferred compensation granted by SICO has previously been disclosed in the notes to AIG’s consolidated financial statements but was not included as an expense in the calculation of AIG’s consolidated net income because the amounts had been determined not to be material to AIG’s consolidated results of operations in any individual period. The expense related to SICO deferred

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

2.	Restatement of Previously Issued Financial Statements (continued)

compensation is recorded as a charge to reported earnings in the periods restated, with an offsetting entry to additional paid-in capital reflecting amounts deemed contributed by SICO. For periods prior to January 1, 2000, AIG has recorded a reduction of $905 million in retained earnings on its December 31, 1999 consolidated balance sheet and a corresponding increase to additional paid-in capital. The volatility in the expense is attributable to the variable accounting as well as the fact that shares are allocated only in alternate years. The inclusion of the expense attributable to the SICO Plans in AIG’s consolidated financial statements had no effect on consolidated shareholders’ equity but decreased net income by approximately $14 million and $42 million for the three and nine month periods ended September 30, 2004.

–	Commutations: Certain direct insurance, and ceded and assumed reinsurance contracts, were commuted prior to their natural expiration. For certain commutations, the cash received was recorded through negative paid losses in accordance with statutory guidance, while for others it was recorded as written premiums. Despite the lack of guidance under GAAP with respect to this issue, AIG has determined that the accounting for certain commutations was in error due to the inconsistency in AIG’s accounting for commutations and the fact that certain commutations were recorded through the written premium line when there was no unearned premium balance outstanding. As part of the First Restatement any commutations that were originally recorded through written premium are reclassified to paid losses in the period in which they occurred. The First Restatement had no effect on consolidated net income or shareholders’ equity but did decrease premiums and other considerations and incurred policy losses and benefits each by approximately $180 million and $177 million for the three and nine month periods ended September 30, 2004.

–	Dollar Roll Transactions: Certain AIG subsidiaries entered into dollar roll transactions with third parties designed to enhance the return on AIG’s mortgage backed securities (MBS) portfolio. In a dollar roll transaction, AIG subsidiaries agree to sell a pool of MBSs and simultaneously agree to repurchase substantially the same securities at a later date, typically in one month. AIG accounted for these transactions as collateralized financings under SFAS 140. Even though it had received collateral sufficient to fund substantially all of the cost of purchasing identical replacement securities at the time of transfer, AIG was not fully protected during the term of the contract to replace the asset in the event that the transferee defaulted. Accordingly, AIG should not have accounted for these transactions as financings, but rather as derivatives with mark-to-market changes reflected in earnings. Net income increased by approximately $77 million and $10 million for the three and nine month periods ended September 30, 2004.

–	Affordable Housing: Through an investment limited partnership, an AIG subsidiary, as the general partner, syndicates the tax benefits (including both tax credits and tax losses) generated by affordable housing real estate properties. AIG guarantees the return of the tax benefits to the limited partner investors. Prior to the second quarter of 2003, these syndication transactions were accounted for as sales and the gain was recorded on a straight-line basis over ten years. Beginning in the third quarter of 2003, because of the guarantees, AIG changed its accounting for these partnerships to record all new syndications as financings, rather than sales. At the same time, AIG adjusted its consolidated balance sheet to reflect previous syndications as financings, but did not record the cumulative impact to earnings because the amounts were viewed as immaterial. AIG has now determined that it is necessary to record these adjustments for the periods prior to the third quarter of 2003, and the First Restatement decreased total assets by approximately $525 million and decreased total shareholders’ equity by approximately $322 million as of December 31, 2004.

–	SunAmerica Partnerships: As part of the First Restatement, management has reclassified the earnings of the SunAmerica partnerships out of other operations, where previously reported, into the Asset Management segment. This revised presentation characterizes the partnership earnings as revenues rather than as a component of insurance acquisition and operating expenses in AIG’s consolidated statement of income. Within the Asset Management segment, this presentation divides the partnership earnings into those of SunAmerica Life, whose equity supports the GIC business, and those of AIG SunAmerica, which are now classified as other asset management revenues. The First Restatement had no effect on consolidated net income or total shareholders’ equity, but increased other revenues by approximately $129 million and $450 million for the three and nine month periods ended September 30, 2004, and increased insurance and other operating expenses by approximately $129 million and $450 million for the three and nine month periods ended September 30, 2004.

(b) Second Restatement

     As announced on November 9, 2005, AIG identified certain additional errors in its accounting, the preponderance of which were identified during the remediation of material weaknesses in internal controls referred to above. Because of the significance of the errors to be corrected, AIG will restate its financial statements for the years ended December 31, 2004, 2003 and 2002, along with 2001 and 2000, for purposes of preparation of the Selected Consolidated Financial Data for 2001 and 2000 and quarterly financial information

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

2.	Restatement of Previously Issued Financial Statements (continued)

for 2004 and 2003 and the first two quarters of 2005. This Quarterly Report on Form 10-Q restates financial information for the three and nine month periods ended September 30, 2004 and reconciles previously reported amounts for those periods to the restated amounts.

     Details of Accounting Adjustments included in the Second Restatement. The accounting adjustments relate primarily to the categories described below.

•	Accounting for Derivatives (FAS 133 Hedge Accounting). During the third quarter, AIG identified and corrected additional errors identified during the remediation of the previously disclosed material weakness in internal controls surrounding accounting for derivatives and related assets and liabilities under FAS 133. AIG continues to believe such hedging activities have been and remain economically effective, but do not currently qualify for hedge accounting.

Included in the adjustments to correct AIG’s accounting for derivatives are adjustments correcting the errors in accounting for certain secured financings where AIGFP had sold an available-for-sale security and concurrently entered into a total return swap with a repurchase obligation. The adjustments for these errors increased both securities available for sale, at market value, and securities sold under agreements to repurchase, by approximately $2 billion as of December 31, 2004.

The appropriate GAAP accounting for these derivatives and related assets and liabilities, including related currency translation gains and losses, decreased net income by approximately $531 million and $100 million for the three and nine month periods ended September 30, 2004, respectively, and increased total shareholders’ equity by approximately $367 million as of December 31, 2004.

•	Asset Realization — Domestic Brokerage Group (DBG) Issues. During the third quarter of 2005, AIG concluded that additional adjustments should be made to the value of certain DBG reserves and allowances for doubtful accounts for time periods prior to January 1, 2003, resulting in an after-tax reduction in total shareholders’ equity at December 31, 2004 of approximately $205 million. The adjustments had no effect on net income for the three and nine month periods ended September 30, 2004.

•	Income Tax Accounting. During the third quarter, AIG identified and corrected additional errors in its income tax accounting. The most significant adjustment resulted from AIG incorrectly recording the income tax benefit resulting from employee exercises of stock options as a reduction in income tax expense rather than as an increase in additional paid-in capital as required by GAAP. This adjustment has no effect on total shareholders’ equity. The effect of the income tax adjustments was to increase total tax expense by approximately $14 million for the nine months ended September 30, 2004 and to increase total shareholders’ equity as of December 31, 2004 by approximately $131 million.

•	Manufacturers’ Payments Received by ILFC. In the course of the ILFC review of its application of FAS 133 in connection with AIG’s internal review, ILFC, in consultation with its independent registered public accounting firm, identified an error in its accounting for certain payments received from aircraft and engine manufacturers. Under arrangements with these manufacturers, in certain circumstances, the manufacturers established notional accounts for the benefit of ILFC to which amounts were credited by the manufacturers in connection with the purchase by and delivery to ILFC and the lease of aircraft. Amounts credited to the notional accounts were used at ILFC’s direction to protect ILFC from certain events, including loss when airline customers of ILFC defaulted on lease payment obligations, to provide lease subsidies and other incentives to ILFC’s airline customers in connection with leases of certain aircraft, and to reduce ILFC’s cost of aircraft purchased.

Historically, ILFC recorded as revenues gross lease receipts from lessees who had received lease subsidies from the notional accounts and amounts paid directly to ILFC from the notional accounts in connection with lessee defaults. Amounts recorded as revenue at the time they were disbursed to ILFC or its lessees should have been recorded as a reduction of the purchase price of the aircraft at the time of delivery.

Although ILFC restated its financial statements for the years 2000 through 2004 and for the quarter ended March 31, 2005 to correct its accounting for the payments from aircraft and engine manufacturers described above, AIG had previously considered these adjustments not to be sufficiently material to require correction by restatement in AIG’s consolidated financial statements. The effect of the adjustments included in the Second Restatement relating to the manufacturers’ payments was to decrease other revenues and net income by approximately $34 million and $15 million, respectively, for the three month period ended September 30, 2004, and by approximately $84 million and $33 million, respectively, for the nine month period ended September 30, 2004. Additionally, shareholders’ equity was reduced by approximately $320 million as of December 31, 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

2.	Restatement of Previously Issued Financial Statements (continued)

The following tables present the previously reported and the restated Consolidated Balance Sheet, Consolidated Statement of Income, and Condensed Consolidated Statement of Cash Flows:

CONSOLIDATED BALANCE SHEET

	December 31, 2004

	As Previously	As
(in millions) (unaudited)	Reported	Restated

Assets:
Investments, financial services assets and cash:
Fixed maturities:
Bonds available for sale, at market value	$344,399	$344,399
Bonds held to maturity, at amortized cost	18,294	18,294
Bond trading securities, at market value	2,984	2,984
Equity securities:
Common stocks available for sale, at market value	9,917	9,917
Common stocks trading, at market value	5,894	5,894
Preferred stocks, at market value	2,040	2,040
Mortgage loans on real estate, net of allowance	13,146	13,146
Policy loans	7,035	7,035
Collateral and guaranteed loans, net of allowance	2,282	2,282
Financial services assets:
Flight equipment primarily under operating leases, net of accumulated depreciation	32,705	32,130
Securities available for sale, at market value	30,448	32,768
Trading securities, at market value	3,142	3,142
Spot commodities, at market value	95	95
Unrealized gain on swaps, options and forward transactions	22,670	22,670
Trading assets	3,331	3,331
Securities purchased under agreements to resell, at contract value	26,272	26,272
Finance receivables, net of allowance	23,574	23,574
Securities lending collateral, at cost	49,972	49,169
Other invested assets	22,527	22,471
Short-term investments, at cost	16,102	16,102
Cash	2,009	2,009

Total investments, financial services assets and cash	638,838	639,724
Investment income due and accrued	5,588	5,556
Premiums and insurance balances receivable, net of allowance	15,137	14,788
Reinsurance assets, net of allowance	19,958	19,857
Deferred policy acquisition costs	29,736	29,740
Investments in partially owned companies	1,452	1,496
Real estate and other fixed assets, net of accumulated depreciation	6,192	6,192
Separate and variable accounts	57,741	57,741
Goodwill	8,601	8,556
Income taxes receivable – current	95	109
Other assets	15,322	16,283

Total assets	$798,660	$800,042

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

2.	Restatement of Previously Issued Financial Statements (continued)

CONSOLIDATED BALANCE SHEET (continued)

	December 31, 2004

	As Previously	As
(in millions) (unaudited)	Reported	Restated

Liabilities:
Reserve for losses and loss expenses	$62,371	$62,371
Reserve for unearned premiums	23,094	23,094
Future policy benefits for life and accident and health insurance contracts	104,737	104,756
Policyholders’ contract deposits	216,655	216,474
Other policyholders’ funds	10,280	10,280
Reserve for commissions, expenses and taxes	4,583	4,539
Insurance balances payable	3,703	3,686
Funds held by companies under reinsurance treaties	3,404	3,404
Income taxes payable	7,042	6,768
Financial services liabilities:
Borrowings under obligations of guaranteed investment agreements	18,919	18,919
Securities sold under agreements to repurchase, at contract value	21,264	23,581
Trading liabilities	2,304	2,304
Securities and spot commodities sold but not yet purchased, at market value	4,866	4,866
Unrealized loss on swaps, options and forward transactions	18,132	17,611
Trust deposits and deposits due to banks and other depositors	4,248	4,248
Commercial paper	6,724	6,724
Notes, bonds, loans and mortgages payable	59,663	59,683
Commercial paper	2,969	2,969
Notes, bonds, loans and mortgages payable	5,499	5,502
Liabilities connected to trust preferred stock	1,489	1,489
Separate and variable accounts	57,741	57,741
Minority interest	4,584	4,584
Securities lending payable	49,972	49,972
Other liabilities	23,611	23,750

Total liabilities	717,854	719,315

Preferred shareholders’ equity in subsidiary companies	199	199

Shareholders’ equity:
Common stock	6,878	6,878
Additional paid-in capital	1,954	2,094
Retained earnings	64,393	64,254
Accumulated other comprehensive income (loss)	9,593	9,513
Treasury stock, at cost	(2,211)	(2,211)

Total shareholders’ equity	80,607	80,528

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$798,660	$800,042

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

2.	Restatement of Previously Issued Financial Statements (continued)

CONSOLIDATED STATEMENT OF INCOME

	For the			For the
	Nine Months Ended			Three Months Ended
	September 30, 2004			September 30, 2004

(in millions, except per share data)	As Previously	First	Second	As Previously	First	Second
(unaudited)	Reported	Restatement	Restatement	Reported	Restatement	Restatement

Revenues:
Premiums and other considerations	$50,150	$49,414	$49,418	$17,690	$17,236	$17,237
Net investment income	14,084	13,568	13,563	4,708	4,502	4,501
Realized capital gains (losses)	(72)	110	(88)	(12)	136	(83)
Other revenues	8,695	9,977	9,685	3,025	4,315	3,625

Total revenues	72,857	73,069	72,578	25,411	26,189	25,280

Benefits and expenses:
Incurred policy losses and benefits	42,709	42,261	42,273	15,434	15,160	15,166
Insurance acquisition and other operating expenses	17,510	17,990	17,719	6,019	6,123	6,023

Total benefits and expenses	60,219	60,251	59,992	21,453	21,283	21,189

Income before income taxes, minority interest and cumulative effect of an accounting change	12,638	12,818	12,586	3,958	4,906	4,091

Income taxes (benefits):
Current	3,207	2,705	2,639	607	432	203
Deferred	830	1,210	1,196	673	1,096	1,061

	4,037	3,915	3,835	1,280	1,528	1,264

Income before minority interest and cumulative effect of an accounting change	8,601	8,903	8,751	2,678	3,378	2,827

Minority interest	(390)	(317)	(317)	(166)	(142)	(142)

Income before cumulative effect of an accounting change	8,211	8,586	8,434	2,512	3,236	2,685

Cumulative effect of an accounting change, net of tax	(181)	(144)	(144)	–	–	–

Net income	$8,030	$8,442	$8,290	$2,512	$3,236	$2,685

Earnings per common share:
Basic
Income before cumulative effect of an accounting change	$3.15	$3.30	$3.24	$0.97	$1.24	$1.04
Cumulative effect of an accounting change, net of tax	(0.07)	(0.06)	(0.06)	–	–	–
Net income	$3.08	$3.24	$3.18	$0.97	$1.24	$1.04

Diluted
Income before cumulative effect of an accounting change	$3.12	$3.27	$3.20	$0.95	$1.23	$1.02
Cumulative effect of an accounting change, net of tax	(0.07)	(0.06)	(0.06)	–	–	–
Net income	$3.05	$3.21	$3.14	$0.95	$1.23	$1.02

Cash dividends per common share	$0.205	$0.205	$0.205	$0.075	$0.075	$0.075

Average shares outstanding:
Basic	2,608	2,608	2,608	2,606	2,606	2,606
Diluted	2,630	2,639	2,639	2,628	2,638	2,638

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

2.	Restatement of Previously Issued Financial Statements (continued)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended
	September 30, 2004

	As Previously	First	Second
(in millions) (unaudited)	Reported	Restatement	Restatement

Net cash provided by operating activities	$20,432	$19,786	$19,611
Net cash used in investing activities	(54,578)	(53,706)	(53,675)
Net cash provided by financing activities	35,295	35,080	35,027
Change in cumulative translation adjustments	1	(10)	187

Change in cash	1,150	1,150	1,150
Cash at beginning of period	922	922	922

Cash at end of period	$2,072	$2,072	$2,072

The following table reflects the effect of the aforementioned adjustments on each component of revenue:

For the Nine Months Ended
September 30, 2004	Premiums and	Net Investment	Realized Capital	Other	Total
(in millions) (unaudited)	Other Considerations	Income	Gains (Losses)	Revenues	Revenues

As Previously Reported	$50,150	$14,084	$(72)	$8,695	$72,857
Adjustments in First Restatement:
Risk Transfer:
Union Excess	290	195	(36)	–	449
Other Risk Transfer	(231)	(5)	–	–	(236)
Net Investment Income:
Covered Calls	–	28	44	–	72
Synthetic Fuel Investment	–	(203)	–	(136)	(339)
Hedge Fund Accounting	–	11	–	(17)	(6)
Muni Tender Option Bond Program	–	53	20	–	73
DBG/AIG Capital Corporation Intercompany Dividend	–	(75)	–	–	(75)
“Top Level” Adjustments and Other Directed Entries (other than loss reserves)	82	(261)	53	49	(77)
Conversion of Underwriting Losses to Capital Losses	–	–	104	–	104
Asset Realization:
Other Than Temporary Declines	–	–	40	–	40
Other GAAP Corrections:
Accounting for Derivatives (FAS 133 Hedge Accounting)	–	–	(61)	959	898
Foreign Currency Translation (FAS 52)	–	–	(26)	–	(26)
Life Settlements	(617)	(107)	–	–	(724)
Commutations	(177)	–	–	–	(177)
Dollar Roll Transactions	–	–	10	–	10
All Other Adjustments — Net	(83)	(152)	34	427	226

Total Adjustments in First Restatement	(736)	(516)	182	1,282	212

As Adjusted in First Restatement	49,414	13,568	110	9,977	73,069

Adjustments in Second Restatement:
Accounting for Derivatives (FAS 133 Hedge Accounting)	–	–	(198)	(221)	(419)
Manufacturers Payments Received by ILFC	–	–	–	(84)	(84)
All Other Adjustments — Net	4	(5)	–	13	12

Total Adjustments in Second Restatement	4	(5)	(198)	(292)	(491)

As Adjusted in Second Restatement	$49,418	$13,563	$(88)	$9,685	$72,578

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

2.	Restatement of Previously Issued Financial Statements (continued)

The following table reflects the effect of the aforementioned adjustments on each component of Benefits and Expenses:

For the Nine Months Ended September 30, 2004	Incurred Policy	Insurance Acquisition and	Total Benefits
(in millions)(unaudited)	Losses and Benefits	Other Operating Expenses	and Expenses

As Previously Reported	$42,709	$17,510	$60,219
Adjustments in First Restatement:
Risk Transfer:
Union Excess	503	36	539
Other Risk Transfer	(162)	(36)	(198)
Loss Reserves	197	–	197
Net Investment Income:
DBG/AIG Capital Corporation Intercompany Dividend	–	(75)	(75)
“Top Level” Adjustments and Other Directed Entries (other than loss reserves)	50	(215)	(165)
Conversion of Underwriting Losses to Capital Losses	–	(4)	(4)
Asset Realization:
Domestic Brokerage Group (DBG) Issues	–	(43)	(43)
Other GAAP Corrections:
Accounting for Derivatives (FAS 133 Hedge Accounting)	–	31	31
Foreign Currency Translation (FAS 52)	–	2	2
Life Settlements	(566)	–	(566)
Deferred Acquisition Costs (DAC)	(205)	239	34
SICO Deferred Compensation	–	42	42
Commutations	(177)	–	(177)
All Other Adjustments — Net	(88)	503	415

Total Adjustments in First Restatement	(448)	480	32

As Adjusted in First Restatement	42,261	17,990	60,251

Adjustments in Second Restatement:
Accounting for Derivatives (FAS 133 Hedge Accounting)	(1)	(247)	(248)
Manufacturers Payments Received by ILFC	–	(33)	(33)
All Other Adjustments — Net	13	9	22

Total Adjustments in Second Restatement	12	(271)	(259)

As Adjusted in Second Restatement	$42,273	$17,719	$59,992

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

2.	Restatement of Previously Issued Financial Statements (continued)

The following table reflects the effect of the aforementioned adjustments on income taxes:

For the Nine Months Ended September 30,
(in millions) (unaudited)	2004

Income Taxes, as Previously Reported	$4,037
Adjustments in First Restatement:
Risk Transfer:
Union Excess	(32)
Other Risk Transfer	(17)
Loss Reserves	(69)
Net Investment Income:
Covered Calls	25
Synthetic Fuel Investment	(339)
“Top Level” Adjustments and Other Directed Entries (other than loss reserves)	31
Asset Realization:
Domestic Brokerage Group (DBG) Issues	37
Other Than Temporary Declines	14
Other GAAP Corrections:
Accounting for Derivatives (FAS 133 Hedge Accounting)	303
Accounting for Deferred Taxes	(25)
Foreign Currency Translation (FAS 52)	(9)
Life Settlements	(55)
Deferred Acquisition Costs (DAC)	(10)
All Other Adjustments — Net	24

Total Adjustments in First Restatement	(122)

Income Taxes, as Adjusted in First Restatement	3,915

Adjustments in Second Restatement:
Income Tax Accounting	14
All Other Adjustments — Net	(94)

Total Adjustments in Second Restatement	(80)

Income Taxes, as Adjusted in Second Restatement	$3,835

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

2.	Restatement of Previously Issued Financial Statements (continued)

The following table reflects the effect of the aforementioned adjustments on each component of revenue:

For the Three Months Ended
September 30, 2004	Premiums and	Net Investment	Realized Capital	Other	Total
(in millions) (unaudited)	Other Considerations	Income	Gains (Losses)	Revenues	Revenues

As Previously Reported	$17,690	$4,708	$(12)	$3,025	$25,411
Adjustments in First Restatement:
Risk Transfer:
Union Excess	97	65	(12)	–	150
Other Risk Transfer	(105)	(1)	–	–	(106)
Net Investment Income:
Covered Calls	–	9	3	–	12
Synthetic Fuel Investment	–	(68)	–	(38)	(106)
Hedge Fund Accounting	–	(13)	–	–	(13)
Muni Tender Option Bond Program	–	13	1	–	14
DBG/AIG Capital Corporation Intercompany Dividend	–	(25)	–	–	(25)
“Top Level” Adjustments and Other Directed Entries (other than loss reserves)	13	(71)	10	11	(37)
Conversion of Underwriting Losses to Capital Losses	–	–	12	–	12
Other GAAP Corrections:
Accounting for Derivatives (FAS 133 Hedge Accounting)	–	–	22	1,193	1,215
Foreign Currency Translation (FAS 52)	–	–	1	–	1
Life Settlements	(242)	(35)	–	–	(277)
Commutations	(180)	–	–	–	(180)
Dollar Roll Transactions	–	–	77	–	77
All Other Adjustments – Net	(37)	(80)	34	124	41

Total Adjustments in First Restatement	(454)	(206)	148	1,290	778

As Adjusted in First Restatement	17,236	4,502	136	4,315	26,189

Adjustments in Second Restatement:
Accounting for Derivatives (FAS 133 Hedge Accounting)	–	–	(219)	(664)	(883)
Manufacturers Payments Received by ILFC	–	–	–	(34)	(34)
All Other Adjustments – Net	1	(1)	–	8	8

Total Adjustments in Second Restatement	1	(1)	(219)	(690)	(909)

As Adjusted in Second Restatement	$17,237	$4,501	$(83)	$3,625	$25,280

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

2.	Restatement of Previously Issued Financial Statements (continued)

The following table reflects the effect of the aforementioned adjustments on each component of Benefits and Expenses:

For the Three Months Ended September 30, 2004	Incurred Policy	Insurance Acquisition and	Total Benefits
(in millions) (unaudited)	Losses and Benefits	Other Operating Expenses	and Expenses

As Previously Reported	$15,434	$6,019	$21,453
Adjustments in First Restatement:
Risk Transfer:
Union Excess	168	12	180
Other Risk Transfer	(94)	(12)	(106)
Loss Reserves	107	–	107
Net Investment Income:
DBG/AIG Capital Corporation Intercompany Dividend	–	(25)	(25)
“Top Level” Adjustments and Other Directed Entries (other than loss reserves)	20	(82)	(62)
Conversion of Underwriting Losses to Capital Losses	–	(2)	(2)
Asset Realization:
Domestic Brokerage Group (DBG) Issues	–	(57)	(57)
Other GAAP Corrections:
Accounting for Derivatives (FAS 133 Hedge Accounting)	–	20	20
Foreign Currency Translation (FAS 52)	–	8	8
Life Settlements	(221)	–	(221)
Deferred Acquisition Costs (DAC)	(75)	84	9
SICO Deferred Compensation	–	14	14
Commutations	(180)	–	(180)
All Other Adjustments — Net	1	144	145

Total Adjustments in First Restatement	(274)	104	(170)

As Adjusted in First Restatement	15,160	6,123	21,283

Adjustments in Second Restatement:
Accounting for Derivatives (FAS 133 Hedge Accounting)	(1)	(92)	(93)
Manufacturers Payments Received by ILFC	–	(11)	(11)
All Other Adjustments – Net	7	3	10

Total Adjustments in Second Restatement	6	(100)	(94)

As Adjusted in Second Restatement	$15,166	$6,023	$21,189

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

2.	Restatement of Previously Issued Financial Statements (continued)

The following table reflects the effect of the aforementioned adjustments on income taxes:

For the Three Months Ended September 30,
(in millions) (unaudited)	2004

Income Taxes, as Previously Reported	$1,280
Adjustments in First Restatement:
Risk Transfer:
Union Excess	(11)
Other Risk Transfer	(2)
Loss Reserves	(37)
Net Investment Income:
Covered Calls	4
Synthetic Fuel Investment	(106)
“Top Level” Adjustments and Other Directed Entries (other than loss reserves)	9
Asset Realization:
Domestic Brokerage Group (DBG) Issues	20
Other GAAP Corrections:
Accounting for Derivatives (FAS 133 Hedge Accounting)	418
Accounting for Deferred Taxes	(11)
Life Settlements	(19)
Deferred Acquisition Costs (DAC)	(3)
All Other Adjustments — Net	(14)

Total Adjustments in First Restatement	248

Income Taxes, as Adjusted in First Restatement	1,528

Adjustments in Second Restatement:
Income Tax Accounting	5
All Other Adjustments — Net	(269)

Total Adjustments in Second Restatement	(264)

Income Taxes, as Adjusted in Second Restatement	$1,264

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

3.	Segment Information

The following table summarizes the operations by major operating segment for the nine months and quarter ended September 30, 2005 and 2004:

	Nine Months		Three Months
	Ended September 30,		Ended September 30,

Operating Segments		2004		2004
(in millions) (unaudited)	2005	(Restated)	2005	(Restated)

Revenues(a):
General Insurance(b)	$33,906	$30,893	$11,216	$10,616
Life Insurance & Retirement Services(c)	35,008	31,981	11,641	10,699
Financial Services(d)	8,092	6,335	1,934	2,789
Asset Management(e)	3,926	3,342	1,330	1,111
Other	610	27	240	65

Consolidated	$81,542	$72,578	$26,361	$25,280

Operating income (loss)(a)(f)(g):
General Insurance	$3,481	$3,490	$(126)	$609
Life Insurance & Retirement Services	6,699	5,693	2,125	1,627
Financial Services	3,435	2,377	232	1,405
Asset Management	1,657	1,502	543	560
Other(h)(i)	(361)	(476)	(297)	(110)

Consolidated	$14,911	$12,586	$2,477	$4,091

(a)	Includes the effect of hedging activities that do not qualify for hedge accounting treatment under FAS 133, including the related foreign exchange gains and losses. For 2005 and 2004, the effect was $(59) million and $(31) million for the first nine months, and $(10) million and $(20) million for the third quarter in operating income for Aircraft Finance, and $1.75 billion and $730 million for the first nine months, and $(359) million and $805 million for the third quarter in revenues and operating income, respectively, for Capital Markets (AIG Financial Products Corp. and AIG Trading Group Inc. and their respective subsidiaries).
(b)	Represents the sum of General Insurance net premiums earned, net investment income and realized capital gains (losses).

(c)	Represents the sum of Life Insurance & Retirement Services GAAP premiums, net investment income and realized capital gains (losses).

(d)	Represents interest, lease and finance charges.

(e)	Represents management and advisory fees and net investment income with respect to guaranteed investment contracts (GICs).

(f)	Represents income before income taxes, minority interest and cumulative effect of an accounting change.

(g)	Catastrophe related losses for the third quarter of 2005 and 2004 were $2.44 billion and $814 million, respectively.
(h)	Represents other income (deductions) – net and other realized capital gains (losses).

(i)	Includes $246 million and $74 million in catastrophe related losses from partially owned companies in the third quarter of 2005 and 2004, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

3.	Segment Information (continued)

The following table summarizes AIG’s General Insurance operations by major internal reporting unit for the nine months and quarter ended September 30, 2005 and 2004:

	Nine Months			Three Months
	Ended September 30,			Ended September 30,

General Insurance			2004		2004
(in millions) (unaudited)	2005		(Restated)	2005	(Restated)

Revenues:
Domestic Brokerage Group	$18,771		$17,065	$6,270	$6,000
Transatlantic	2,874		2,964	944	1,021
Personal Lines	3,615		3,334	1,235	1,137
Mortgage Guaranty	488		485	146	165
Foreign General	8,148		7,023	2,616	2,287
Reclassifications, Eliminations and Other	10		22	5	6

Total General Insurance	$33,906		$30,893	$11,216	$10,616

Operating income (loss)(a):
Domestic Brokerage Group	$1,184	(b)(c)	$1,375	$(312)	$277
Transatlantic	(62)		188	(275)	(43)
Personal Lines	229		271	18	76
Mortgage Guaranty	285		303	72	91
Foreign General	1,835		1,331	366	202
Reclassifications, Eliminations and Other	10		22	5	6

Total General Insurance	$3,481		$3,490	$(126)	$609

(a)	Catastrophe related losses for the third quarter of 2005 and 2004 by reporting unit were as follows:

	2005		2004

Reporting Unit	Insurance Related	Net Reinstatement	Insurance Related
(in millions)	Losses	Premium Cost	Losses

Domestic Brokerage Group	$1,250	$122	$406
Transatlantic	355	40	165
Personal Lines	67	2	25
Mortgage Guaranty	10	–	–
Foreign General	173	94	140

Total	$1,855	$258	$736

(b)	Includes $157 million of additional losses incurred resulting from increased labor and material costs related to the 2004 Florida hurricanes.

(c)	Includes $100 million accrual in the second quarter of 2005 to cover DBG’s current estimate of the liability in connection with certain policies of workers compensation insurance written between 1985 and 1996. See Note 7(l).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

3.	Segment Information (continued)

The following table summarizes AIG’s Life Insurance & Retirement Services operations by major internal reporting unit for the nine months and quarter ended September 30, 2005 and 2004:

	Nine Months		Three Months
	Ended September 30,		Ended September 30,

Life Insurance & Retirement Services		2004		2004
(in millions) (unaudited)	2005	(Restated)	2005	(Restated)

Revenues(a):
Foreign:
AIA, AIRCO and Nan Shan(b)	$11,570	$11,429	$3,604	$3,903
ALICO, AIG Star Life and AIG Edison Life(c)	11,128	8,734	3,962	2,805
Philamlife and Other	390	362	133	133
Domestic:
AGLA and AG Life(d)	6,770	6,594	2,273	2,165
VALIC, AIG Annuity and AIG SunAmerica(e)	5,150	4,862	1,669	1,693

Total Life Insurance & Retirement Services	$35,008	$31,981	$11,641	$10,699

Operating Income:
Foreign:
AIA, AIRCO and Nan Shan(b)	$1,797	$1,570	$521	$335
ALICO, AIG Star Life and AIG Edison Life(c)	2,240	1,564	804	486
Philamlife and Other	47	61	14	18
Domestic:
AGLA and AG Life(d)	1,026	962	333	232
VALIC, AIG Annuity and AIG SunAmerica(e)	1,589	1,536	453	556

Total Life Insurance & Retirement Services	$6,699	$5,693	$2,125	$1,627

(a)	Represents the sum of Life Insurance & Retirement Services GAAP premiums, net investment income and realized capital gains (losses).
(b)	Represents the operations of American International Assurance Company, Limited together with American International Assurance Company (Bermuda) Limited (AIA), American International Reinsurance Company, Ltd. (AIRCO), and Nan Shan Life Insurance Company, Ltd. (Nan Shan). Revenues in 2004 include approximately $640 million of a single premium from a reinsurance transaction involving terminal funding pension business, which is offset by a similar increase in benefit reserves. Also includes realized capital gains (losses) of $160 million and $199 million for the nine month periods ended September 30, 2005 and 2004, respectively, and $(59) million and $(127) million for the three month periods ended September 30, 2005 and 2004, respectively.

(c)	Represents the operations of American Life Insurance Company (ALICO), AIG Star Life Insurance Co., Ltd. (AIG Star Life), and AIG Edison Life Insurance Company (AIG Edison Life). Includes realized capital gains (losses) of $(56) million and $(328) million for the nine month periods ended September 30, 2005 and 2004, respectively, and $46 million and $(207) million for the three month periods ended September 30, 2005 and 2004, respectively.

(d)	AG Life includes the life operations of AIG Life Insurance Company and American International Life Assurance Company of New York. Also includes the operations of American General Life and Accident Insurance Company (AGLA). Includes realized capital gains (losses) of $(22) million and $(41) million for the nine month periods ended September 30, 2005 and 2004, respectively, and $41 million and $(87) million for the three month periods ended September 30, 2005 and 2004, respectively.

(e)	“AIG SunAmerica” represents the annuity operations of AIG SunAmerica Life Assurance Company, as well as those of First SunAmerica Life Insurance Company and SunAmerica Life Insurance Company. Also includes the operations of The Variable Annuity Life Insurance Company (VALIC) and AIG Annuity Insurance Company (AIG Annuity). Includes realized capital gains (losses) of $(177) million and $(118) million for the nine month periods ended September 30, 2005 and 2004, respectively, and $(155) million and $11 million for the three month periods ended September 30, 2005 and 2004, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

3.	Segment Information (continued)

The following table summarizes AIG’s Financial Services operations by major internal reporting unit for the nine months and quarter ended September 30, 2005 and 2004:

	Nine Months		Three Months
	Ended		Ended
	September 30,		September 30,

Financial Services		2004		2004
(in millions) (unaudited)	2005	(Restated)	2005	(Restated)

Revenues(a):
Aircraft Finance(b)	$2,661	$2,320	$943	$808
Capital Markets(c)(d)	2,706	1,758	31	1,193
Consumer Finance(e)	2,664	2,178	940	762
Other	61	79	20	26

Total Financial Services	$8,092	$6,335	$1,934	$2,789

Operating income(loss)(a):
Aircraft Finance	$476	$466	$165	$163
Capital Markets(d)	2,258	1,266	(142)	1,016
Consumer Finance(f)	677	593	198	208
Other	24	52	11	18

Total Financial Services	$3,435	$2,377	$232	$1,405

(a)	Includes the effect of hedging activities that do not qualify for hedge accounting treatment under FAS 133, including the related foreign exchange gains and losses. For 2005 and 2004, the effect was $(59) million and $(31) million for the first nine months, and $(10) million and $(20) million for the third quarter, in operating income, respectively, for Aircraft Finance and $1.75 billion and $730 million for the first nine months, and $(359) million and $805 million for the third quarter in revenues and operating income, respectively, for Capital Markets (AIG Financial Products Corp. and AIG Trading Group Inc. and their respective subsidiaries).
(b)	Revenues are primarily from ILFC aircraft lease rentals.

(c)	Revenues, shown net of interest expense, are primarily from hedged proprietary positions entered into in connection with counterparty transactions and the effect of hedging activities that do not qualify for hedge accounting treatment under FAS 133 described in (a) above.

(d)	Certain transactions entered into by AIGFP generate tax credits and benefits which are included in income taxes on the consolidated statement of income. The amount of tax credits and benefits for the first nine months and third quarter ended September 30, 2005 and 2004 are $63 million and $23 million, and $88 million and $24 million, respectively.

(e)	Revenues are primarily finance charges.

(f)	2005 includes $62 million of catastrophe related losses.

The following table summarizes AIG’s Asset Management revenues and operating income for the nine months and quarter ended September 30, 2005 and 2004:

	Nine Months		Three Months
	Ended		Ended
	September 30,		September 30,

Asset Management		2004		2004
(in millions) (unaudited)	2005	(Restated)	2005	(Restated)

Revenues:
Guaranteed investment contracts	$2,689	$2,260	$890	$756
Institutional Asset Management	776	729	279	248
Brokerage Services and Mutual Funds	192	185	67	62
Other	269	168	94	45

Total Asset Management	$3,926	$3,342	$1,330	$1,111

Operating income:
Guaranteed investment contracts(a)	$921	$944	$276	$303
Institutional Asset Management(b)	424	344	155	198
Brokerage Services and Mutual Funds	50	54	20	17
Other	262	160	92	42

Total Asset Management	$1,657	$1,502	$543	$560

(a)	The effect of hedging activities that do not qualify for hedge accounting treatment under FAS 133 was $127 million and $241 million for the first nine months of 2005 and 2004, respectively, and $18 million and $90 million for the third quarter of 2005 and 2004, respectively.
(b)	Includes the results of certain AIG managed private equity and real estate funds that are consolidated effective December 31, 2003 pursuant to FIN46R, “Consolidation of Variable Interest Entities”. For the first nine months and third quarter ended September 30, 2005 and 2004, operating income includes $189 million and $77 million, and $147 million and $115 million, respectively, of third-party limited partner earnings offset as an expense in Minority interest.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

4.	Earnings Per Share

Earnings per share of AIG are based on the weighted average number of common shares outstanding during the period.

Computation of Earnings Per Share:

	Nine Months		Three Months
	Ended		Ended
	September 30,		September 30,

(in millions, except per share data) (unaudited)	2005	2004	2005	2004

	(Restated)		(Restated)

Numerator for basic earnings per share:
Income before cumulative effect of an accounting change	$10,023	$8,434	$1,717	$2,685
Cumulative effect of an accounting change, net of tax	–	(144)	–	–

Net income applicable to common stock	$10,023	$8,290	$1,717	$2,685

Denominator for basic earnings per share:
Average shares outstanding used in the computation of per share earnings:
Common stock issued	2,752	2,752	2,752	2,752
Common stock in treasury	(155)	(144)	(155)	(146)

Average shares outstanding – basic	2,597	2,608	2,597	2,606

Numerator for diluted earnings per share:
Income before cumulative effect of an accounting change	$10,023	$8,434	$1,717	$2,685
Cumulative effect of an accounting change, net of tax	–	(144)	–	–

Net income applicable to common stock	10,023	8,290	1,717	2,685

Interest on contingently convertible bonds, net of tax (a)	8	8	3	2

Adjusted net income applicable to common stock(a)	$10,031	$8,298	$1,720	$2,687

Denominator for diluted earnings per share:
Average shares outstanding	2,597	2,608	2,597	2,606
Incremental shares from potential common stock:
Average number of shares arising from outstanding employee stock plans (treasury stock method)(b)	18	22	18	23
Contingently convertible bonds(a)	9	9	9	9

Adjusted average shares outstanding – diluted(a)	2,624	2,639	2,624	2,638

Earnings per share:
Basic:
Income before cumulative effect of an accounting change	$3.86	$3.24	$0.66	$1.04
Cumulative effect of an accounting change, net of tax	–	(0.06)	–	–
Net income	$3.86	$3.18	$0.66	$1.04

Diluted:
Income before cumulative effect of an accounting change	$3.82	$3.20	$0.65	$1.02
Cumulative effect of an accounting change, net of tax	–	(0.06)	–	–
Net income	$3.82	$3.14	$0.65	$1.02

(a)	Assumes conversion of contingently convertible bonds due to the adoption of EITF Issue No. 04-8 “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share.”
(b)	Certain shares issuable pursuant to employee stock plans were not included in the computation of diluted earnings per share where the exercise price of the options exceeded the average market price and would have been antidilutive. The number of shares excluded were 21 million and 8 million for the first nine months of 2005 and 2004, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

4.	Earnings Per Share (continued)

     The effect with respect to stock-based compensation expense that would have been recognized if the fair value based method had been applied to all the awards vesting was approximately $0.01 per share for the first nine months of 2005 and 2004, and less than $0.005 per share for the third quarter of 2005 and 2004.

     The quarterly dividend rate per common share, commencing with the dividend paid September 16, 2005 is $0.15.

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

     Prior to 2005, SICO also provided certain personal benefits to AIG employees. The cost of such benefits, primarily attributable to personal use of corporate aircraft, has not been included in compensation expense.

     Compensation expense with respect to the SICO Plans aggregated $129 million and $42 million for the nine months ended September 30, 2005 and 2004, respectively.

6.	Ownership and Transactions With Related Parties

(a) Ownership: C.V. Starr & Co., Inc. (Starr), a private holding company, The Starr Foundation, and SICO, a private holding company, owned in the aggregate approximately 16 percent of the voting stock of AIG at September 30, 2005.

     (b) Transactions with Related Parties: During the ordinary course of business, AIG and its subsidiaries pay commissions to Starr and its subsidiaries for the production and management of insurance business. There are no significant receivables from/payables to related parties at September 30, 2005.

7.	Commitments and Contingent Liabilities

In the normal course of business, various commitments and contingent liabilities are entered into by AIG and certain of its subsidiaries. In addition, AIG guarantees various obligations of certain subsidiaries.

     (a) AIG and certain of its subsidiaries become parties to derivative financial instruments with market risk resulting from both dealer and end user activities and to reduce currency, interest rate, equity and commodity exposures. These instruments are carried at their estimated fair values in the consolidated balance sheet. The vast majority of AIG’s derivative activity is transacted by AIG’s Capital Markets operations, comprised of AIG Financial Products Corp. and AIG Trading Group Inc. and their subsidiaries (AIGFP). See also Note 20 in AIG’s 2004 Annual Report on Form 10-K.

     (b) Securities sold, but not yet purchased and spot commodities sold but not yet purchased represent obligations of Capital Markets operations to deliver specified securities and spot commodities at their contracted prices. Capital Markets operations records a liability to repurchase the securities and spot commodities in the market at prevailing prices.

     AIG has issued unconditional guarantees with respect to the prompt payment, when due, of all present and future payment obligations and liabilities of AIGFP arising from transactions entered into by AIGFP. Revenues for the nine months ended September 30, 2005 and 2004 from Capital Markets operations were $2.71 billion and $1.76 billion, respectively.

     (c) At September 30, 2005, ILFC had committed to purchase 308 new aircraft deliverable from 2005 through 2010 at an estimated aggregate purchase price of $20.1 billion and had options to purchase 12 new aircraft deliverable through 2009 at an estimated aggregate purchase price of $988 million. ILFC will be required to find customers for any aircraft acquired, and it must arrange financing for portions of the purchase price of such equipment.

     (d) AIG and its subsidiaries, in common with the insurance industry in general, are subject to litigation, including claims for punitive damages, in the normal course of their business. The recent trend of increasing jury awards and set-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

7.	Commitments and Contingent Liabilities (continued)

tlements makes it difficult to assess the ultimate outcome of such litigation.

     AIG continues to receive claims asserting injuries from toxic waste, hazardous substances, and other environmental pollutants and alleged damages to cover the cleanup costs of hazardous waste dump sites (hereinafter collectively referred to as environmental claims) and indemnity claims asserting injuries from asbestos. Estimation of asbestos and environmental claims loss reserves is a difficult process, as these claims, which emanate from policies written in 1984 and prior years, cannot be estimated by conventional reserving techniques. Asbestos and environmental claims development is affected by factors such as inconsistent court resolutions, the broadening of the intent of policies and scope of coverage and increasing number of new claims. AIG, together with other industry members, has and will continue to litigate the broadening judicial interpretation of policy coverage and the liability issues. If the courts continue in the future to expand the intent of the policies and the scope of the coverage, as they have in the past, additional liabilities would emerge for amounts in excess of reserves held. This emergence cannot now be reasonably estimated, but could have a material effect on AIG’s future operating results. The reserves carried for these claims at September 30, 2005 ($3.32 billion gross; $1.40 billion net) are believed to be adequate as these reserves are based on known facts and current law.

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

     (f) On June 27, 2005, AIG entered into agreements pursuant to which AIG agrees, subject to certain conditions, to (i) make any payment that is not promptly paid with respect to the benefits accrued by certain employees of AIG and its subsidiaries under the SICO Plans (as defined in Note 5) and (ii) make any payment to the extent not promptly paid by Starr with respect to amounts that become payable to certain employees of AIG and its subsidiaries who are also stockholders of Starr after the giving of a notice of repurchase or redemption under Starr’s organizational documents. AIG will accrue an aggregate of approximately $1 million for 2005 for these contingent liabilities.

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

     AIG recorded approximately a $178 million pre-tax charge in the fourth quarter of 2004 related to this matter and holds a reserve of approximately $358 million as of September 30, 2005.

     (i) On October 14, 2004, the Office of the Attorney General of the State of New York (NYAG) brought a lawsuit chal-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

7.	Commitments and Contingent Liabilities (continued)

lenging certain insurance brokerage practices related to contingent commissions. Neither AIG nor any of its subsidiaries is a defendant in that action, although two employees of an AIG subsidiary pleaded guilty in connection with the NYAG’s investigation in October 2004 and two additional employees of the same subsidiary pleaded guilty in February 2005. AIG has cooperated, and will continue to cooperate, in the investigation. Regulators from several additional states have commenced investigations into the same matters, and AIG expects there will be additional investigations as well. Various parties, including insureds and shareholders, have also asserted putative class action and other claims against AIG or its subsidiaries alleging, among other things, violations of the antitrust and federal securities laws, and AIG expects that additional claims may be made.

     In February 2005, AIG received subpoenas from the NYAG and the SEC relating to investigations into the use of non-traditional insurance products and certain assumed reinsurance transactions and AIG’s accounting for such transactions. The United States Department of Justice and various state regulators are also investigating related issues. In August 2005, AIG received a pre-summons notice from the Internal Revenue Service (IRS) relating to certain items in AIG’s restatement described in the 2004 Annual Report on Form 10-K and other issues. AIG has cooperated, and will continue to cooperate, in producing documents and other information in response to the subpoenas.

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

     Between October 19, 2004 and August 1, 2005, AIG or its subsidiaries were named as a defendant in thirteen complaints that were filed in federal court and two that were originally filed in state courts in Massachusetts and Florida. These cases generally allege that AIG and its subsidiaries violated federal and various state antitrust laws, as well as federal RICO laws, various state deceptive and unfair practice laws and certain state laws governing fiduciary duties. The alleged basis of these claims is that there was a conspiracy between insurance companies and insurance brokers with regard to the bidding practices for insurance coverage in certain sectors of the insurance industry. The Judicial Panel on Multidistrict Litigation entered an order consolidating most of these cases and transferring them to the United States District Court for the District of New Jersey. The remainder of these cases are in the process of being transferred to the District of New Jersey. On August 1, 2005, the plaintiffs in the multidistrict litigation filed a First Consolidated Amended Commercial Class Action Complaint, which, in addition to the previously named AIG defendants, names new AIG subsidiaries as defendants. Also on August 1, 2005, AIG and a subsidiary were named as defendants in a First Consolidated Amended Employee Benefits Complaint filed in the District of New Jersey that adds claims under ERISA. The two cases filed in Massachusetts and Florida state courts have been stayed in favor of the consolidated federal court proceeding.

     In April and May 2005, amended complaints were filed in the consolidated derivative and securities cases, as well as in one of the ERISA lawsuits, pending in the federal district court in the Southern District of New York adding allegations concerning AIG’s accounting treatment for non-traditional insurance products that have been the subject of AIG’s press releases and are described more fully in AIG’s 2004 Annual Report on Form 10-K. In September 2005, a second amended complaint was filed in the consolidated securities cases adding allegations concerning AIG’s restatement described in the 2004 Annual Report on Form 10-K. Also in September 2005, a new securities action complaint was filed in the Southern District of New York, asserting claims premised on the same allegations made in the consolidated cases. In September 2005, a consolidated complaint was filed in the ERISA case pending in the Southern District of New York. Also in April 2005, new derivative actions were filed in Delaware Chancery Court, and in July and August 2005, two new derivative actions were filed in the Southern District of New York asserting claims duplicative of the claims made in the consolidated derivative action.

     In July 2005, a second amended complaint was filed in the consolidated derivative case in the Southern District of New York, expanding upon accounting-related allegations, based upon the restatement in AIG’s 2004 Annual Report on Form 10-K and, in August 2005, an amended consolidated complaint was filed. In June 2005, the derivative cases in Delaware were consolidated. AIG’s Board of Directors has appointed a special committee of independent directors to review certain of the matters asserted in the derivative complaints. The court has approved an agreement staying the derivative cases pending in the Southern District of New York and in Delaware Chancery Court while the special committee of independent directors performs its work.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

7.	Commitments and Contingent Liabilities (continued)

     In late 2002, an unrelated derivative action was filed in Delaware Chancery Court in connection with AIG’s transactions with certain entities affiliated with Starr and SICO. AIG’s Board of Directors appointed a special committee of independent directors to review the complaint; the special committee has issued a report concluding that it was not in the best interest of AIG or its shareholders to pursue the litigation and moved the Delaware Chancery Court to terminate the litigation. In May 2005, the plaintiff filed an amended complaint which adds additional claims premised on allegations relating to insurance brokerage practices and AIG’s non-traditional insurance products. Plaintiffs in that case have agreed to dismiss newly added allegations unrelated to transactions with entities affiliated with Starr and SICO without prejudice to pursuit of these claims in the separate derivative actions described above.

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

     (j) On July 8, 2005, Starr International Company, Inc. (SICO) filed a complaint against AIG in the United States District Court for the Southern District of New York. The complaint alleges that AIG is in the possession of items, including artwork, which SICO claims it owns, and seeks an order causing AIG to release those items as well as actual, consequential, punitive and exemplary damages. On September 27, 2005, AIG filed its answer to SICO’s complaint denying SICO’s allegations and asserting counter-claims for breach of contract, unjust enrichment, conversion and breach of fiduciary duty relating to SICO’s breach of its commitment to use its AIG shares for the benefit of AIG and its employees. On October 17, 2005, SICO replied to AIG’s counter-claims and additionally sought a judgment declaring that SICO is neither a control person nor an affiliate of AIG for purposes of Schedule 13D under the Securities Exchange Act of 1934, as amended (the Exchange Act), and Rule 144 under the Securities Act of 1933, as amended (the Securities Act), respectively. AIG responded to the SICO claims and sought a dismissal of SICO’s claims on November 7, 2005.

     (k) AIG subsidiaries own interests in certain limited liability companies (LLCs) which invested in six coal synthetic fuel production facilities. The sale of coal synthetic fuel produced by these six facilities generates income tax credits. One of the conditions a taxpayer must meet to qualify for coal synfuel tax credits is that the synfuel production facility must have been “placed in service” before July 1, 1998. On July 1, 2005 Internal Revenue Service (IRS) field agents issued notices of proposed adjustment to the LLCs proposing to disallow all of the credits taken by the LLCs during the years 2001 through 2003. The IRS field agents have since conceded that one of the facilities was timely placed in service, but they contend that none of the other underlying production facilities were placed in service by the statutory deadline. On October 3, 2005, IRS field agents issued 60-day letters to the LLCs proposing to disallow the tax credits taken with respect to synfuel sales by the remaining five production facilities. AIG strongly believes that all the facilities did in fact meet the placed-in-service requirement. Although AIG believes that this issue will be resolved without a material charge to AIG, AIG cannot assure the ultimate outcome of this matter. If this matter were ultimately resolved in a manner unfavorable to AIG, AIG could be prevented from realizing projected future tax credits and could be required to reverse previously utilized tax credits, which could entail payment of substantial additional taxes and interest. Since acquiring the facilities, AIG has recognized approximately $940 million of synfuel tax credits through September 30, 2005, of which $815 million is in dispute.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

7.	Commitments and Contingent Liabilities (continued)

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

     (l) As a result of pending actions against AIG arising out of the liability of certain Domestic Brokerage Group (DBG) companies for taxes, assessments, and surcharges for policies of workers compensation insurance written between 1985 and 1996, AIG established a reserve in the second quarter of 2005 of $100 million (including interest) to cover estimated liabilities to various states, guarantee funds, and residual market facilities (and the members thereof) relating to these actions.

     (m) AIG understands that some of its employees have received Wells notices in connection with previously disclosed SEC investigations of certain of AIG’s transactions or accounting practices. Under SEC procedures, a Wells notice is an indication that the SEC staff has made a preliminary decision to recommend enforcement action that provides recipients with an opportunity to respond to the SEC staff before a formal recommendation is finalized. AIG anticipates that additional current and former employees could receive similar notices in the future as the regulatory investigations proceed.

     (n) In August 2005, the Bureau of Labor Insurance in Taiwan began to levy a monthly administrative penalty against Nan Shan for not providing its agency leaders a choice between alternative government pension plans. Nan Shan is actively involved with both the Bureau of Labor Insurance and its agency union leaders to resolve the issue of which pension plan is appropriate for the agency leaders. Evaluation of the terms of ultimate settlement, including the required financial benefits to be provided, if any, is dependent upon numerous factors, which include agent choice, past service periods and contractual terms, all of which are being reviewed. At the current time, Nan Shan management expects that an amicable solution will be achieved and that the ultimate liability, if any, will not be material to AIG’s consolidated financial condition or results of operations.

8.	Employee Benefits

(a) The following table presents the components of the net periodic benefit costs with respect to pensions and other benefits for the nine months and quarter ended September 30, 2005 and 2004:

	Pensions			Postretirement

	Non-U.S.	U.S.		Non-U.S.	U.S.
(In millions)	Plans	Plans	Total	Plans	Plans	Total

Nine Months Ended September 30, 2005
Components of net period benefit cost:
Service cost	$56	$78	$134	$3	$5	$8
Interest cost	24	111	135	1	11	12
Expected return on assets	(16)	(123)	(139)	–	–	–
Amortization of prior service cost	(8)	(2)	(10)	–	(5)	(5)
FAS 88 loss due to settlements	4	–	4	–	–	–
Amortization of transition liability	1	–	1	–	–	–
Recognized actuarial loss	17	49	66	–	2	2

Net period benefit cost	$78	$113	$191	$4	$13	$17

Three Months Ended September 30, 2005
Components of net period benefit cost:
Service cost	$19	$26	$45	$1	$2	$3
Interest cost	8	37	45	–	4	4
Expected return on assets	(5)	(41)	(46)	–	–	–
Amortization of prior service cost	(3)	–	(3)	–	(2)	(2)
FAS 88 loss due to settlements	1	–	1	–	–	–
Recognized actuarial loss	6	16	22	–	1	1

Net period benefit cost	$26	$38	$64	$1	$5	$6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

8.	Employee Benefits (continued)

	Pensions			Postretirement

	Non-U.S.	U.S.		Non-U.S.	U.S.
(In millions)	Plans	Plans	Total	Plans	Plans	Total

Nine Months Ended September 30, 2004
Components of net period benefit cost:
Service cost	$45	$69	$114	$–	$3	$3
Interest cost	24	120	144	–	12	12
Expected return on assets	(15)	(129)	(144)	–	–	–
Amortization of prior service cost	(2)	3	1	–	(5)	(5)
Amortization of transitional liability	2	–	2	–	–	–
Recognized actuarial loss	15	42	57	–	2	2

Net period benefit cost	$69	$105	$174	$–	$12	$12

Three Months Ended September 30, 2004
Components of net period benefit cost:
Service cost	$15	$23	$38	$–	$1	$1
Interest cost	8	40	48	–	4	4
Expected return on assets	(5)	(43)	(48)	–	–	–
Amortization of prior service cost	(1)	1	–	–	(2)	(2)
Amortization of transitional liability	1	–	1	–	–	–
Recognized actuarial loss	5	14	19	–	1	1

Net period benefit cost	$23	$35	$58	$–	$4	$4

     (b) AIG expects to contribute between $250 million to $400 million to its pension plans during 2005.

9.	Recent Accounting Standards

At the March 2004 meeting, the Emerging Issue Task Force (EITF) reached a consensus with respect to Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” On September 30, 2004, the FASB issued FASB Staff Position (FSP) EITF No. 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” delaying the effective date of this guidance until the FASB had resolved certain implementation issues with respect to this guidance, but the disclosures remain effective. This FSP, re-titled FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” replaces the measurement and recognition guidance set forth in Issue No. 03-1 and codifies certain existing guidance on impairment. Adoption of FSP FAS 115-1 is not expected to have a material effect on AIG’s financial condition or results of operations.

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

     In December 2004, the FASB issued Statement No. 123 (revised 2004) (FAS 123R), “Share-Based Payment.” FAS 123R and its related interpretive guidance replaces FASB Statement No. 123 (FAS 123), “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” FAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. On January 1, 2003, AIG adopted the recognition provisions of FAS 123. In April 2005, the Securities and Exchange Commission (SEC) delayed the effective date for FAS 123R. As a result, AIG expects to adopt the provisions of the revised FAS 123R and its interpretive guidance in the first quarter of 2006. AIG is currently assessing the effect of FAS 123R and believes the effect will not be material to AIG’s financial condition or results of operations.

     In March 2005, the FASB issued FSP FIN46R-5 “Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities” (FSP FIN46R-5) to address whether a reporting enterprise has an implicit variable interest in a variable interest entity (VIE) or potential VIE when specific conditions exist. Although implicit variable interests are mentioned in FIN46R, the term is not defined and only one example is provided. This FSP FIN46R-5 offers additional guidance, stating that implicit variable interests are implied financial interests in an entity that change with changes in the fair value of the entity’s net assets exclusive of variable interests. An implicit variable interest acts the same as an explicit variable interest except it involves the absorbing and/or receiving of variability indirectly from the entity (rather than directly). The identification of an implicit variable interest is a matter of judgment that depends on the relevant facts and circumstances. AIG adopted FSP FIN46R-5 in the second quarter of 2005. The adoption of FSP FIN 46R-5 did not have a material effect on AIG’s financial condition or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

9.	Recent Accounting Standards (continued)

     On December 16, 2004, the FASB issued Statement No. 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29” (FAS 153). FAS 153 amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” The amendments made by FAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.” Previously, APB Opinion No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The provisions in FAS 153 are effective for nonmonetary asset exchanges beginning July 1, 2005. The adoption of FAS 153 did not have a material effect on AIG’s financial condition or results of operations.

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

     At the June 2005 meeting, the Emerging Issues Task Force (EITF) reached a consensus with respect to Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (formerly, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights”). The Issue addresses what rights held by the limited partner(s) preclude consolidation in circumstances in which the sole general partner would consolidate the limited partnership in accordance with generally accepted accounting principles absent the existence of the rights held by the limited partner(s). Based on that consensus, the EITF also agreed to amend the consensus in Issue No. 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholders Have Certain Approval or Veto Rights.” The guidance in this Issue is effective after June 29, 2005 for general partners of all new limited partnerships formed and for existing limited partnerships for which the partnership agreements are modified. For general partners in all other limited partnerships, the guidance in this Issue is effective beginning January 1, 2006. AIG is currently assessing the effect of adopting this EITF Issue.

     On June 29, 2005, FASB issued Statement 133 Implementation Issue No. B38, “Embedded Derivatives: Evaluation of Net Settlement with Respect to the Settlement of a Debt Instrument through Exercise of an Embedded Put Option or Call Option.” This implementation guidance relates to the potential settlement of the debtor’s obligation to the creditor that would occur upon exercise of the put option or call option, which meets the net settlement criterion in FAS 133 paragraph 9(a). The effective date of the implementation guidance is January 1, 2006. AIG is currently assessing the effect of implementing this guidance.

     On June 29, 2005, FASB issued Statement 133 Implementation Issue No. B39, “Application of Paragraph 13(b) to Call Options That Are Exercisable Only by the Debtor.” The conditions in FAS 133 paragraph 13(b) do not apply to an embedded call option in a hybrid instrument containing a debt host contract if the right to accelerate the settlement of the debt can be exercised only by the debtor (issuer/borrower). This guidance does not apply to other embedded derivative features that may be present in the same hybrid instrument. The effective date of the implementation guidance is January 1, 2006. AIG is currently assessing the effect of implementing this guidance.

     On September 19, 2005, FASB issued Statement of Position 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts.” SOP 05-1 provides guidance on accounting for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in FASB Statement No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments.” The SOP defines an internal replacement as a modification in product benefits, features, rights, or coverage that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. The effective date of the implementation guidance is January 1, 2007. AIG is currently assessing the effect of implementing this guidance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

American General Corporation:

Condensed Consolidating Balance Sheet

	American
	International
September 30, 2005	Group, Inc.	AGC	Other		Consolidated
(in millions) (unaudited)	Guarantor	Issuer	Subsidiaries	Eliminations	AIG

Assets:
Invested assets	$3,137	$–	$685,969	$(14,982)	$674,124
Cash	102	–	2,006	–	2,108
Carrying value of subsidiaries and partially owned companies, at equity	91,950	26,934	13,752	(131,487)	1,149
Other assets	2,832	2,634	160,845	(295)	166,016

Total assets	$98,021	$29,568	$862,572	$(146,764)	$843,397

Liabilities:
Insurance liabilities	$363	$–	$454,690	$(58)	$454,995
Debt	5,103	2,184	109,668	(12,131)	104,824
Other liabilities	3,273	4,285	189,763	(3,218)	194,103

Total liabilities	8,739	6,469	754,121	(15,407)	753,922

Preferred shareholders’ equity in subsidiary companies	–	–	193	–	193
Total shareholders’ equity	89,282	23,099	108,258	(131,357)	89,282

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$98,021	$29,568	$862,572	$(146,764)	$843,397

	American
	International
December 31, 2004 (Restated)	Group, Inc.	AGC	Other		Consolidated
(in millions) (unaudited)	Guarantor	Issuer	Subsidiaries	Eliminations	AIG

Assets:
Invested assets	$1,394	$–	$649,305	$(12,984)	$637,715
Cash	17	–	1,992	–	2,009
Carrying value of subsidiaries and partially owned companies, at equity	81,482	29,106	12,248	(121,340)	1,496
Other assets	2,753	2,546	153,912	(389)	158,822

Total assets	$85,646	$31,652	$817,457	$(134,713)	$800,042

Liabilities:
Insurance liabilities	$405	$–	$428,268	$(69)	$428,604
Debt	3,647	2,482	101,414	(12,257)	95,286
Other liabilities	1,066	4,076	191,489	(1,206)	195,425

Total liabilities	5,118	6,558	721,171	(13,532)	719,315

Preferred shareholders’ equity in subsidiary companies	–	–	199	–	199
Total shareholders’ equity	80,528	25,094	96,087	(121,181)	80,528

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$85,646	$31,652	$817,457	$(134,713)	$800,042

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

10.	Information Provided in Connection with Outstanding Debt (continued)

Condensed Consolidating Statement of Income

	American
	International
Nine Months Ended September 30, 2005	Group, Inc.		AGC		Other			Consolidated
(in millions) (unaudited)	Guarantor		Issuer		Subsidiaries		Eliminations	AIG

Operating income (loss)	$114	(a)	$(130	) (b)	$14,927	(c)	$–	$14,911	(d)
Equity in undistributed net income of consolidated subsidiaries	9,354		1,888		–		(11,242)	–
Dividend income from consolidated subsidiaries	1,151		–		–		(1,151)	–
Income taxes (benefits)	596		(45)		4,008		–	4,559
Minority interest	–		–		(329)		–	(329)

Net income (loss)	$10,023		$1,803		$10,590		$(12,393)	$10,023

	American
	International
Nine Months Ended September 30, 2004 (Restated)	Group, Inc.		AGC		Other		Consolidated
(in millions)	Guarantor		Issuer		Subsidiaries	Eliminations	AIG

Operating income (loss)	$111	(e)	$(83	) (f)	$12,558 (g)	$–	$12,586 (h)
Equity in undistributed net income of consolidated subsidiaries	7,630		1,766		–	(9,396)	–
Dividend income from consolidated subsidiaries	935		65		–	(1,000)	–
Income taxes (benefits)	386		(56)		3,505	–	3,835
Minority interest	–		–		(317)	–	(317)
Cumulative effect of an accounting change, net of tax	–		–		(144)	–	(144)

Net income (loss)	$8,290		$1,804		$8,592	$(10,396)	$8,290

(a)	Includes other income (deductions) – net and other realized capital gains (losses) of $(487) million for the nine months ended September 30, 2005.
(b)	Includes other income (deductions) – net and other realized capital gains (losses) of $(130) million for the nine months ended September 30, 2005.
(c)	Includes other income (deductions) – net and other realized capital gains (losses) of $256 million for the nine months ended September 30, 2005.
(d)	Includes other income (deductions) – net and other realized capital gains (losses) of $(361) million for the nine months ended September 30, 2005.
(e)	Includes other income (deductions) – net and other realized capital gains (losses) of $(168) million for the nine months ended September 30, 2004.
(f)	Includes other income (deductions) – net and other realized capital gains (losses) of $(83) million for the nine months ended September 30, 2004.
(g)	Includes other income (deductions) – net and other realized capital gains (losses) of $(225) million for the nine months ended September 30, 2004.
(h)	Includes other income (deductions) – net and other realized capital gains (losses) of $(476) million for the nine months ended September 30, 2004.

	American
	International
Three Months Ended September 30, 2005	Group, Inc.		AGC		Other			Consolidated
(in millions) (unaudited)	Guarantor		Issuer		Subsidiaries		Eliminations	AIG

Operating income (loss)	$(35	)(a)	$(54	) (b)	$2,566	(c)	$–	$2,477	(d)
Equity in undistributed net income of consolidated subsidiaries	1,854		601		–		(2,455)	–
Dividend income from consolidated subsidiaries	223		–		–		(223)	–
Income taxes (benefits)	325		(19)		400		–	706
Minority interest	–		–		(54)		–	(54)

Net income (loss)	$1,717		$566		$2,112		$(2,678)	$1,717

	American
	International
Three Months Ended September 30, 2004 (Restated)	Group, Inc.		AGC		Other			Consolidated
(in millions)	Guarantor		Issuer		Subsidiaries		Eliminations	AIG

Operating income (loss)	$151	(e)	$(42	) (f)	$3,982	(g)	$–	$4,091	(h)
Equity in undistributed net income of consolidated subsidiaries	2,384		624		–		(3,008)	–
Dividend income from consolidated subsidiaries	294		65		–		(359)	–
Income taxes (benefits)	144		(30)		1,150		–	1,264
Minority interest	–		–		(142)		–	(142)

Net income (loss)	$2,685		$677		$2,690		$(3,367)	$2,685

(a)	Includes other income (deductions) – net and other realized capital gains (losses) of $(354) million for the three months ended September 30, 2005.
(b)	Includes other income (deductions) – net and other realized capital gains (losses) of $(54) million for the three months ended September 30, 2005.
(c)	Includes other income (deductions) – net and other realized capital gains (losses) of $111 million for the three months ended September 30, 2005.
(d)	Includes other income (deductions) – net and other realized capital gains (losses) of $(297) million for the three months ended September 30, 2005.
(e)	Includes other income (deductions) – net and other realized capital gains (losses) of $2 million for the three months ended September 30, 2004.
(f)	Includes other income (deductions) – net and other realized capital gains (losses) of $(42) million for the three months ended September 30, 2004.
(g)	Includes other income (deductions) – net and other realized capital gains (losses) of $(71) million for the three months ended September 30, 2004.
(h)	Includes other income (deductions) – net and other realized capital gains (losses) of $(111) million for the three months ended September 30, 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

10.	Information Provided in Connection with Outstanding Debt (continued)

Condensed Consolidating Statements of Cash Flow

	American
	International
Nine Months Ended September 30, 2005	Group, Inc.	AGC	Other	Consolidated
(in millions) (unaudited)	Guarantor	Issuer	Subsidiaries	AIG

Net cash provided by operating activities	$1,597	$685	$20,798	$23,080

Cash flows from investing:
Invested assets disposed	–	–	175,567	175,567
Invested assets acquired	(1,762)	–	(214,255)	(216,017)
Other	(547)	(270)	(399)	(1,216)

Net cash used in investing activities	(2,309)	(270)	(39,087)	(41,666)

Cash flows from financing activities:
Change in debts	1,659	(299)	8,406	9,766
Other	(925)	(116)	10,616	9,575

Net cash (used in) provided by financing activities	734	(415)	19,022	19,341

Change in cumulative translation adjustments	63	–	(719)	(656)

Change in cash	85	–	14	99
Cash at beginning of period	17	–	1,992	2,009

Cash at end of period	$102	$–	$2,006	$2,108

	American
	International
Nine Months Ended September 30, 2004 (Restated)	Group, Inc.	AGC	Other	Consolidated
(in millions) (unaudited)	Guarantor	Issuer	Subsidiaries	AIG

Net cash provided by operating activities	$1,707	$780	$17,124	$19,611

Cash flows from investing:
Invested assets disposed	200	–	142,128	142,328
Invested assets acquired	(397)	–	(195,075)	(195,472)
Other	(374)	(378)	221	(531)

Net cash used in investing activities	(571)	(378)	(52,726)	(53,675)

Cash flows from financing activities:
Change in debts	(216)	(342)	13,130	12,572
Other	(812)	(60)	23,327	22,455

Net cash (used in) provided by financing activities	(1,028)	(402)	36,457	35,027

Change in cumulative translation adjustments	(113)	–	300	187

Change in cash	(5)	–	1,155	1,150
Cash at beginning of period	19	–	903	922

Cash at end of period	$14	$–	$2,058	$2,072

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

10.	Information Provided in Connection with Outstanding Debt (continued)

(b) AIG Liquidity Corp. is a wholly owned subsidiary of AIG. AIG provides a full and unconditional guarantee of all obligations of AIG Liquidity Corp., which commenced operations in 2003.

AIG Liquidity Corp.:

Condensed Consolidating Balance Sheet

	American
	International	AIG
September 30, 2005	Group, Inc.	Liquidity		Other		Consolidated
(in millions) (unaudited)	Guarantor	Corp.		Subsidiaries	Eliminations	AIG

Assets:
Invested assets	$3,137	$	*	$685,969	$(14,982)	$674,124
Cash	102		*	2,006	–	2,108
Carrying value of subsidiaries and partially owned companies, at equity	91,950		–	40,686	(131,487)	1,149
Other assets	2,832		*	163,479	(295)	166,016

Total assets	$98,021	$	*	$892,140	$(146,764)	$843,397

Liabilities:
Insurance liabilities	$363		$–	$454,690	$(58)	$454,995
Debt	5,103		*	111,852	(12,131)	104,824
Other liabilities	3,273		*	194,048	(3,218)	194,103

Total liabilities	8,739		*	760,590	(15,407)	753,922

Preferred shareholders’ equity in subsidiary companies	–		–	193	–	193
Total shareholders’ equity	89,282		*	131,357	(131,357)	89,282

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$98,021	$	*	$892,140	$(146,764)	$843,397

*	Amounts significantly less than $1 million.

	American
	International	AIG
December 31, 2004 (Restated)	Group, Inc.	Liquidity		Other		Consolidated
(in millions) (unaudited)	Guarantor	Corp.		Subsidiaries	Eliminations	AIG

Assets:
Invested assets	$1,394	$	*	$649,305	$(12,984)	$637,715
Cash	17		*	1,992	–	2,009
Carrying value of subsidiaries and partially owned companies, at equity	81,482		–	41,354	(121,340)	1,496
Other assets	2,753		*	156,458	(389)	158,822

Total assets	$85,646	$	*	$849,109	$(134,713)	$800,042

Liabilities:
Insurance liabilities	$405		$–	$428,268	$(69)	$428,604
Debt	3,647		*	103,896	(12,257)	95,286
Other liabilities	1,066		*	195,565	(1,206)	195,425

Total liabilities	5,118		*	727,729	(13,532)	719,315

Preferred shareholders’ equity in subsidiary companies	–		–	199	–	199
Total shareholders’ equity	80,528		*	121,181	(121,181)	80,528

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$85,646	$	*	$849,109	$(134,713)	$800,042

*	Amounts significantly less than $1 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

10.	Information Provided in Connection with Outstanding Debt (continued)

Condensed Consolidating Statement of Income

	American
	International		AIG
Nine Months Ended September 30, 2005	Group, Inc.		Liquidity	Other			Consolidated
(in millions)(unaudited)	Guarantor		Corp.	Subsidiaries		Eliminations	AIG

Operating income	$114	(a)	$ *	$14,797	(b)	$–	$14,911	(c)
Equity in undistributed net income of consolidated subsidiaries	9,354		–	1,888		(11,242)	–
Dividend income from consolidated subsidiaries	1,151		–	–		(1,151)	–
Income taxes	596		*	3,963		–	4,559
Minority interest	–		–	(329)		–	(329)

Net income (loss)	$10,023		$ *	$12,393		$(12,393)	$10,023

*	Amounts significantly less than $1 million.

	American
	International		AIG
Nine Months Ended September 30, 2004 (Restated)	Group, Inc.		Liquidity	Other		Consolidated
(in millions)(unaudited)	Guarantor		Corp.	Subsidiaries	Eliminations	AIG

Operating income (loss)	$111	(d)	$ *	$12,475 (e)	$–	$12,586 (f)
Equity in undistributed net income of consolidated subsidiaries	7,630		–	1,766	(9,396)	–
Dividend income from consolidated subsidiaries	935		–	65	(1,000)	–
Income taxes	386		*	3,449	–	3,835
Minority interest	–		–	(317)	–	(317)
Cumulative effect of an accounting change, net of tax	–		–	(144)	–	(144)

Net income (loss)	$8,290		$ *	$10,396	$(10,396)	$8,290

*	Amounts significantly less than $1 million.
(a)	Includes other income (deductions) — net and other realized capital gains (losses) of $(487) million for the nine months ended September 30, 2005.
(b)	Includes other income (deductions) — net and other realized capital gains (losses) of $126 million for the nine months ended September 30, 2005.
(c)	Includes other income (deductions) — net and other realized capital gains (losses) of $(361) million for the nine months ended September 30, 2005.
(d)	Includes other income (deductions) — net and other realized capital gains (losses) of $(168) million for the nine months ended September 30, 2004.
(e)	Includes other income (deductions) — net and other realized capital gains (losses) of $(308) million for the nine months ended September 30, 2004.
(f)	Includes other income (deductions) — net and other realized capital gains (losses) of $(476) million for the nine months ended September 30, 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

10.	Information Provided in Connection with Outstanding Debt (continued)

	American
	International		AIG
Three Months Ended September 30, 2005	Group, Inc.		Liquidity	Other			Consolidated
(in millions) (unaudited)	Guarantor		Corp.	Subsidiaries		Eliminations	AIG

Operating income	$(35	)(a)	$ *	$2,512	(b)	$–	$2,477	(c)
Equity in undistributed net income of consolidated subsidiaries	1,854		–	601		(2,455)	–
Dividend income from consolidated subsidiaries	223		–	–		(223)	–
Income taxes	325		*	381		–	706
Minority interest	–		–	(54)		–	(54)

Net income (loss)	$1,717		$ *	$2,678		$(2,678)	$1,717

*	Amounts significantly less than $1 million.

	American
	International		AIG
Three Months Ended September 30, 2004 (Restated)	Group, Inc.		Liquidity	Other			Consolidated
(in millions) (unaudited)	Guarantor		Corp.	Subsidiaries		Eliminations	AIG

Operating income (loss)	$151	(d)	$ *	$3,940	(e)	$–	$4,091	(f)
Equity in undistributed net income of consolidated subsidiaries	2,384		–	624		(3,008)	–
Dividend income from consolidated subsidiaries	294		–	65		(359)	–
Income taxes	144		*	1,120		–	1,264
Minority interest	–		–	(142)		–	(142)

Net income (loss)	$2,685		$ *	$3,367		$(3,367)	$2,685

*	Amounts significantly less than $1 million.
(a)	Includes other income (deductions) — net and other realized capital gains (losses) of $(354) million for the three months ended September 30, 2005.
(b)	Includes other income (deductions) — net and other realized capital gains (losses) of $57 million for the three months ended September 30, 2005.
(c)	Includes other income (deductions) — net and other realized capital gains (losses) of $(297) million for the three months ended September 30, 2005.
(d)	Includes other income (deductions) — net and other realized capital gains (losses) of $2 million for the three months ended September 30, 2004.
(e)	Includes other income (deductions) — net and other realized capital gains (losses) of $(113) million for the three months ended September 30, 2004.
(f)	Includes other income (deductions) — net and other realized capital gains (losses) of $(111) million for the three months ended September 30, 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

10.	Information Provided in Connection with Outstanding Debt (continued)

Condensed Consolidating Statements of Cash Flow

	American
	International	AIG
Nine Months Ended September 30, 2005	Group, Inc.	Liquidity	Other	Consolidated
(in millions) (unaudited)	Guarantor	Corp.	Subsidiaries	AIG

Net cash provided by operating activities	$1,597	$ *	$21,483	$23,080

Cash flows from investing:
Invested assets disposed	–	–	175,567	175,567
Invested assets acquired	(1,762)	–	(214,255)	(216,017)
Other	(547)	*	(669)	(1,216)

Net cash used in investing activities	(2,309)	*	(39,357)	(41,666)

Cash flows from financing activities:
Change in debts	1,659	–	8,107	9,766
Other	(925)	*	10,500	9,575

Net cash (used in) provided by financing activities	734	*	18,607	19,341

Change in cumulative translation adjustments	63	–	(719)	(656)

Change in cash	85	*	14	99
Cash at beginning of period	17	–	1,992	2,009

Cash at end of period	$102	$ *	$2,006	$2,108

*	Amounts significantly less than $1 million.

	American
	International	AIG
Nine Months Ended September 30, 2004 (Restated)	Group, Inc.	Liquidity	Other	Consolidated
(in millions) (unaudited)	Guarantor	Corp.	Subsidiaries	AIG

Net cash provided by operating activities	$1,707	$ *	$17,904	$19,611

Cash flows from investing:
Invested assets disposed	200	–	142,128	142,328
Invested assets acquired	(397)	–	(195,075)	(195,472)
Other	(374)	*	(157)	(531)

Net cash used in investing activities	(571)	*	(53,104)	(53,675)

Cash flows from financing activities:
Change in debts	(216)	–	12,788	12,572
Other	(812)	*	23,267	22,455

Net cash (used in) provided by financing activities	(1,028)	*	36,055	35,027

Change in cumulative translation adjustments	(113)	–	300	187

Change in cash	(5)	*	1,155	1,150
Cash at beginning of period	19	–	903	922

Cash at end of period	$14	$ *	$2,058	$2,072

*	Amounts significantly less than $1 million.

American International Group, Inc. and Subsidiaries

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide the reader a narrative with respect to AIG’s operations, financial condition and liquidity and certain other significant matters.

Cautionary Statement Regarding
Forward-Looking Information

This Quarterly Report and other publicly available documents may include, and AIG’s officers and representatives may from time to time make, statements which may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not historical facts but instead represent only AIG’s belief regarding future events, many of which, by their nature, are inherently uncertain and outside AIG’s control. These statements may address, among other things, the status and potential future outcome of the current regulatory and civil proceedings against AIG and their potential effect on AIG’s businesses, financial position, results of operations, cash flows and liquidity, the effect of the credit rating downgrades on AIG’s businesses and competitive position, the unwinding and resolving of various relationships between AIG and Starr and SICO, AIG’s strategy for growth, product development, market position, financial results and reserves. It is possible that AIG’s actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Important factors that could cause AIG’s actual results to differ, possibly materially, from those in the specific forward-looking statements are discussed throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in “Certain Factors Affecting AIG’s Business” in Item 1, Part I of AIG’s 2004 Annual Report on Form 10-K. AIG is not under any obligation (and expressly disclaims any such obligations) to update or alter any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future events or otherwise.

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

Restatement of Previously Issued Financial Statements

     Internal Review; First Restatement. In connection with the preparation of AIG’s consolidated financial statements included in AIG’s 2004 Annual Report on Form 10-K, AIG’s current management initiated an internal review of AIG’s books and records, which was substantially expanded in mid-March 2005. The internal review, conducted under the direction of current senior management, with the oversight of the Audit Committee of the Board of Directors, spanned AIG’s major business units globally, and included a review of information and a number of transactions from 2000 to 2004. In certain cases, items in periods prior to 2000 were examined due to the nature of the transactions under review. The business units subject to review were Domestic General Insurance, Foreign General Insurance, Reinsurance, Financial Services, Domestic and Foreign Life Insurance & Retirement Services and Asset Management.

     AIG’s internal review was complemented by investigations by outside counsel for AIG and for the Audit Committee. PwC was consulted on the scope of the internal review for certain matters and reviewed the results of the internal review.

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

     Second Restatement. As announced on November 9, 2005, AIG identified certain errors, the preponderance of which were identified during the remediation of previously disclosed material weaknesses in internal controls, principally relating to internal controls surrounding accounting for derivatives and related assets and liabilities under FAS 133, reconciliation of certain balance sheet accounts and income tax accounting. Due to the significance of these corrections, AIG will restate its financial statements for the years ended December 31, 2004, 2003 and 2002, along with 2001 and 2000 for purposes of preparation of the Selected Consolidated Financial Data for 2001 and 2000, and quarterly financial information for 2004 and 2003 and the first two quarters of 2005. As part of the Second Restatement, AIG will also correct errors that have been identified since the First Restatement, including those relating to the accounting for certain payments received from aircraft and engine manufacturers by ILFC, which were originally corrected as an out-of-period item in AIG’s Second Quarter Form 10-Q.

Overview of Operations and Business Results

AIG’s operations in 2005 are conducted by its subsidiaries principally through four operating segments: General Insurance, Life Insurance and Retirement Services, Financial Services and Asset Management. Through these segments, AIG provides insurance and investment products and services to both businesses and individuals in more than 130 countries and jurisdictions. This geographic, product and service diversification is one of AIG’s major strengths and sets it apart from its competitors. The importance of this diversification was especially evident in 2005 and 2004, when record catastrophe related losses in certain insurance operations were more than offset by profitability in those operations as well as in other segments and product lines. Although regional economic downturns or political upheaval could negatively affect parts of AIG’s operations, AIG believes that its diversification makes it unlikely that regional difficulties would have a material effect on its operating results, financial condition or liquidity.

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

American International Group, Inc. and Subsidiaries
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

     AIG patiently builds relationships in markets around the world where it sees long-term growth opportunities. For example, the fact that AIG has the only wholly-owned foreign life insurance operations in eight cities in China is the result of relationships developed over nearly 30 years. AIG’s more recent extensions of operations into India, Vietnam, Russia and other emerging markets reflect the same growth strategy. Moreover, AIG believes in investing in the economies and infrastructures of these countries and growing with them. When AIG companies enter a new jurisdiction, they typically offer both basic protection and savings products. As the economies evolve, AIG’s products evolve with them, to more sophisticated and investment-oriented models.

     Growth for AIG may be generated both internally and through acquisitions which both fulfill strategic goals and offer adequate return on capital. In recent years, the acquisitions of AIG Star Life and AIG Edison Life have broadened AIG’s penetration of the Japanese market through new distribution channels and will result in operating efficiencies as they are integrated into AIG’s previously existing companies operating in Japan.

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

The following table summarizes AIG’s revenues, income before income taxes, minority interest and cumulative effect of an accounting change and net income for the nine months ended September 30, 2005 and 2004:

	2005	2004
(in millions)		(Restated)

Total revenues	$81,542	$72,578

Income before income taxes, minority interest and cumulative effect of an accounting change	14,911	12,586

Net income	$10,023	$8,290

Consolidated Results

The 12.4 percent growth in revenues in the first nine months of 2005 was primarily attributable to the growth in net premiums earned from global General Insurance operations as well as growth in both General Insurance and Life Insurance & Retirement Services net investment income and Life Insurance & Retirement Services GAAP premiums.

     AIG’s income before income taxes, minority interest and cumulative effect of an accounting change increased 18.5 percent in the first nine months of 2005 when compared to the same period of 2004. Life Insurance & Retirement Services, Financial Services, and Asset Management operating income gains accounted for the increase over 2004 in both pretax income and net income.

The following table summarizes the net effect of catastrophe related losses for the quarters ended September 30, 2005 and 2004:

(in millions)	2005	2004

Pretax*	$2,439	$814

Net of tax and minority interest	1,569	512

*	Includes $246 million and $74 million in catastrophe related losses from partially owned companies in 2005 and 2004, respectively.

American International Group, Inc. and Subsidiaries

The following table summarizes the operations of each principal segment for the nine months ended September 30, 2005 and 2004. See also Note 3 of Notes to Consolidated Financial Statements.

		2004
(in millions)	2005	(Restated)

Revenues(a):
General Insurance(b)	$33,906	$30,893
Life Insurance & Retirement Services(c)	35,008	31,981
Financial Services(d)	8,092	6,335
Asset Management(e)	3,926	3,342
Other	610	27

Consolidated	$81,542	$72,578

Operating Income(a)(f)(g):
General Insurance	$3,481	$3,490
Life Insurance & Retirement Services	6,699	5,693
Financial Services	3,435	2,377
Asset Management	1,657	1,502
Other(h)(i)	(361)	(476)

Consolidated	$14,911	$12,586

(a)	Includes the effect of hedging activities that do not qualify for hedge accounting treatment under FAS 133, including the related foreign exchange gains and losses. For 2005 and 2004, the effect was $(59) million and $(31) million, respectively, in operating income for Aircraft Finance and $1.75 billion and $730 million in revenues and operating income, respectively, for Capital Markets (AIG Financial Products Corp. and AIG Trading Group Inc. and their respective subsidiaries).
(b)	Represents the sum of General Insurance net premiums earned, net investment income and realized capital gains (losses).
(c)	Represents the sum of Life Insurance & Retirement Services GAAP premiums, net investment income and realized capital gains (losses).
(d)	Represents interest, lease and finance charges.
(e)	Represents management and advisory fees and net investment income with respect to GICs.
(f)	Represents income before income taxes, minority interest and cumulative effect of an accounting change.
(g)	Catastrophe related losses were $2.44 billion and $814 million in 2005 and 2004, respectively.
(h)	Represents other income (deductions) – net and other realized capital gains (losses).

(i)	Includes $246 million and $74 million in catastrophe related losses from partially owned companies in the third quarter of 2005 and 2004, respectively.

General Insurance

AIG’s General Insurance operations provide property and casualty products and services throughout the world. The decrease in General Insurance operating income in the first nine months of 2005 compared to the same period of 2004 was primarily attributable to the catastrophe related losses, partially offset by strong profitable growth in Foreign General’s underwriting results and DBG’s and Foreign General’s net investment income. General Insurance operating income includes $2.11 billion and $736 million in catastrophe related losses in the third quarter of 2005 and 2004, respectively. In addition, realized capital gains improved for the segment in the first nine months of 2005 compared to the same period of 2004. DBG’s operating income included additional losses in the first nine months of 2005 resulting from increased labor and material costs related to the 2004 Florida hurricanes.

Life Insurance & Retirement Services

AIG’s Life Insurance & Retirement Services operations provide insurance, financial and investment products throughout the world. Foreign operations provided approximately 61 percent of AIG’s Life Insurance & Retirement Services operating income for the first nine months of 2005.

     Life Insurance & Retirement Services operating income increased by 17.7 percent in the first nine months of 2005 when compared to the same period of 2004. This increase resulted from growth in AIG’s principal Foreign Life Insurance & Retirement Services businesses, and the improvement in realized capital gains in 2005 compared to 2004, including the effect of hedging activities that do not qualify for hedge accounting under FAS 133. Life insurance operating income includes $12 million and $5 million in catastrophe related losses in the first nine months of 2005 and 2004, respectively.

Financial Services

AIG’s Financial Services subsidiaries engage in diversified activities including aircraft and equipment leasing, capital markets transactions, consumer finance and insurance premium financing.

     Financial Services operating income increased significantly in the first nine months of 2005 compared to the same period of 2004, primarily due to the fluctuation in earnings resulting from the accounting effect of FAS 133. Fluctuations in revenues and operating income from quarter to quarter are not unusual because of the transaction-oriented nature of Capital Markets operations and the effect of not qualifying for hedge accounting treatment under FAS 133 for hedges on securities available for sale and borrowings. The increase was partially offset by $62 million in catastrophe related losses in the Consumer Finance operations in the third quarter of 2005. Consumer Finance operations increased revenues and operating income, both domestically and internationally.

Asset Management

AIG’s Asset Management operations include institutional and retail asset management and broker dealer services and spread-based investment business from the sale of GICs. These products and services are offered to individuals and institutions, both domestically and overseas.

     Asset Management operating income increased 10.3 percent in the first nine months of 2005 when compared to the same period of 2004 as a result of the upturn in worldwide financial markets and a strong global product portfolio.

Capital Resources

At September 30, 2005, AIG had total consolidated shareholders’ equity of $89.28 billion and total consolidated borrowings of $104.82 billion. At that date, $93.71 billion of

American International Group, Inc. and Subsidiaries
such borrowings were either not guaranteed by AIG or were matched borrowings under obligations of guaranteed investment agreements (GIAs), liabilities connected to trust preferred stock, or matched notes and bonds payable.

     During the period from January 1, 2005 through September 30, 2005, AIG purchased in the open market 2,477,100 shares of its common stock.

Liquidity

At September 30, 2005, AIG’s consolidated invested assets included $18.35 billion in cash and short-term investments. Consolidated net cash provided from operating activities in the first nine months of 2005 amounted to $23.08 billion. AIG believes that its liquid assets, cash provided by operations, access to short term funding through commercial paper and bank credit facilities and ability to access the markets under Rule 144A will enable it to meet any anticipated cash requirements.

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

     These ratings actions have affected and will continue to affect AIG’s business and results of operations in a number of ways.

•	Downgrades in AIG’s debt ratings will adversely affect AIG’s results of operations. AIG relies on external sources of financing to fund several of its operations. The cost and availability of unsecured financing are generally dependent on the issuer’s long-term and short-term debt ratings. These downgrades and any future downgrades in AIG’s debt ratings will increase AIG’s borrowing costs and therefore adversely affect AIG’s results of operations.

•	The downgrade in AIG’s long-term senior debt ratings will adversely affect AIGFP’s ability to compete for certain businesses. Credit ratings are very important to the ability of financial institutions to compete in the derivative and structured transaction marketplaces. Historically, AIG’s triple-A ratings provided AIGFP a competitive advantage. The downgrades have reduced this advantage and, for specialized financial transactions that generally are conducted only by triple-A rated financial institutions, counterparties may be unwilling to transact business with AIGFP except on a secured basis. This could require AIGFP to post more collateral to counterparties in the future. See below for a further discussion of the effect that posting collateral may have on AIG’s liquidity.

•	Although the financial strength ratings of AIG’s insurance company subsidiaries remain high compared to many of their competitors, the downgrades have reduced the previous ratings differential. The competitive advantage of the ratings to AIG’s insurance company subsidiaries may be lessened accordingly.

•	As a result of the downgrades of AIG’s long-term senior debt ratings, AIG was required to post approximately $1.16 billion of collateral with counterparties to municipal guaranteed investment agreements and financial derivatives transactions. In the event of a further downgrade, AIG will be required to post additional collateral. It is estimated that, as of the close of business on October 31, 2005, based on AIG’s outstanding municipal guaranteed investment agreements and financial derivatives transactions as of such date, a further downgrade of AIG’s long-term senior debt ratings to ‘Aa3’ by Moody’s or ‘AA-’ by S&P would permit counterparties to call for approximately $1.29 billion of additional collateral. Further, additional downgrades could result in requirements for substantial additional collateral, which could have a material effect on how AIG manages its liquidity. The actual amount of additional collateral that AIG would be required to post to counterparties in the event of such downgrades depends

American International Group, Inc. and Subsidiaries

on market conditions, the market value of the outstanding affected transactions and other factors prevailing at the time of the downgrade. The requirement to post additional collateral may increase if additional counterparties begin to require credit support from AIG through collateralization agreements. Additional obligations to post collateral will increase the demand on AIG’s liquidity.

     Despite industry price erosion in some classes of property and casualty insurance, AIG expects to continue to identify profitable opportunities and build attractive new General Insurance businesses as a result of AIG’s broad product line and extensive distribution networks.

     AIG currently estimates that its after-tax insurance related losses, net of reinsurance recoverables and including net reinstatement premium costs, from Hurricane Wilma will be approximately $400 million. These losses will be reflected in AIG’s fourth quarter 2005 results. These estimates involve the exercise of considerable judgment and reflect a combination of ground-up evaluations, reports from field adjusters, modeled numbers and industry loss estimates. Due to the complexity of factors contributing to the losses, the uncertainty of trends in labor and material costs in the areas affected by the hurricane and the preliminary nature of the information used to prepare certain of these estimates, there can be no assurance that AIG’s ultimate costs associated with this hurricane will not exceed these estimates.

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

     AIG Edison Life, acquired in August 2003, adds to the current agency force in Japan, and provides alternative distribution channels including banks, financial advisers, and corporate and government employee relationships. AIG Edison Life’s integration into AIG’s existing Japanese operations should provide future operating efficiencies. In January 2005, AIG Star Life entered into an agreement with the Bank of Tokyo Mitsubishi, one of Japan’s largest banks, to market a multi-currency fixed annuity. Through ALICO, AIG Star Life and AIG Edison, AIG has developed a leadership position in the distribution of annuities through banks. AIG is also a leader in the direct marketing of insurance products through sponsors and in the broad market. AIG also expects continued growth in India, Korea and Vietnam.

     Domestically, AIG anticipates continued sales growth in 2005 as distribution channels are expanded and new products are introduced. The home service operation has not met business objectives, although its cash flow has been strong, and domestic group life/health continues to be weak. AIG has recently restructured the group life/health business and expects positive results to begin emerging in the first half of 2006. The home service operation is expected to be a slow growth business within the domestic life companies. AIG American General’s current ratings remain equal to or higher than many of its principal competitors. AIG American General competes with a variety of companies based on services and products, in addition to ratings. The recent rating actions appear to be having no negative long term effect on independent producer relationships or customer surrender activity.

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

     GICs, which are sold domestically and abroad to both institutions and individuals, are written on an opportunistic basis when market conditions are favorable. In September 2005, AIG launched a $10 billion matched investment program in the Euromarkets under which AIG debt securities will be issued. AIG also expects to launch a matched investment program in the domestic market which, along with the Euro program, will become AIG’s principal spread-based investment activity. However, in light of recent developments, the timing of the launch of the domestic program is uncertain. Because AIG’s credit spreads in the capital markets have widened following the ratings declines, there may be a reduction in the earnings on new business in AIG’s spread based funding businesses.

     AIG has many promising growth initiatives underway around the world. Cooperative agreements such as those with PICC and various banks in the U.S., Japan and Korea are expected to expand distribution networks for AIG’s products and provide models for future growth.

Critical Accounting Estimates

AIG considers its most critical accounting estimates those with respect to reserves for losses and loss expenses, future

American International Group, Inc. and Subsidiaries
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

Operating Review

General Insurance Operations

AIG’s General Insurance subsidiaries are multiple line companies writing substantially all lines of property and casualty insurance both domestically and abroad. See also Note 3 of Notes to Consolidated Financial Statements.

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

     The main business of the UGC subsidiaries is the issuance of residential mortgage guaranty insurance on conventional first lien mortgages for the purchase or refinance of 1-4 family residences. This type of insurance protects lenders in both domestic and international markets against loss if borrowers default. Other UGC subsidiaries write second lien and private student loan guaranty insurance. The second lien coverage protects lenders against loss from default on home equity and closed-end second mortgages used to finance home improvements, repairs or other expenses not directly related to the purchase of a borrower’s home. Private student loan guaranty insurance protects lenders against loss if the student, or in many cases the student’s parent, defaults on their education loan.

     AIG’s Foreign General Insurance group accepts risks primarily underwritten through American International Underwriters (AIU), a marketing unit consisting of wholly owned agencies and insurance companies. The Foreign General Insurance group also includes business written by AIG’s foreign-based insurance subsidiaries. The Foreign General Insurance group uses various marketing methods and multiple distribution channels to write both business and consumer lines insurance with certain refinements for local laws, customs and needs. AIU operates in Asia, the Pacific Rim, the United Kingdom, Europe, Africa, the Middle East and Latin America.

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

American International Group, Inc. and Subsidiaries
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

General Insurance operating income is comprised of underwriting profit, net investment income and realized capital gains and losses. These components, as well as net premiums written, net premiums earned and statutory ratios for the nine months ended September 30, 2005 and 2004 were as follows:

	2005		2004
(in millions, except ratios)			(Restated)

Net premiums written:
Domestic General
DBG	$17,077		$16,751
Transatlantic	2,627		2,822
Personal Lines	3,550		3,308
Mortgage Guaranty	459		453
Foreign General	8,027		7,200

Total	$31,740		$30,534

Net premiums earned:
Domestic General
DBG	$16,780		$15,537
Transatlantic	2,594		2,729
Personal Lines	3,459		3,194
Mortgage Guaranty	397		398
Foreign General	7,272		6,498

Total	$30,502		$28,356

Underwriting profit (loss)(a):
Domestic General
DBG	$(807	) (b)(c)	$(153)
Transatlantic	(342)		(46)
Personal Lines	73		131
Mortgage Guaranty	194		216
Foreign General	959		805

Total	$77		$953

Net investment income:
Domestic General
DBG	$1,755		$1,439
Transatlantic	256		220
Personal Lines	160		137
Mortgage Guaranty	91		89
Intercompany adjustments, eliminations and other – net	1		–
Foreign General	804		476

Total	$3,067		$2,361

Realized capital gains (losses)	337		176

Operating income	$3,481		$3,490

Domestic General(a):
Loss Ratio	83.14		81.15
Expense Ratio	20.18		18.49

Combined Ratio	103.32		99.64

Foreign General(a):
Loss Ratio	55.72		58.72
Expense Ratio(d)	29.46		27.51

Combined ratio(d)	85.18		86.23

Consolidated(a):
Loss Ratio	76.60		76.01
Expense Ratio	22.53		20.61

Combined Ratio	99.13		96.62

(a)	The effect of catastrophe related losses on the consolidated General Insurance combined ratio for the first nine months of 2005 and 2004 was 6.85 and 2.60, respectively. Catastrophe related losses for the third quarter of 2005 and 2004 by reporting unit were as follows:

(in millions)	2005		2004

	Insurance	Net	Insurance
	Related	Reinstatement	Related
Reporting Unit	Losses	Premium Cost	Losses

DBG	$1,250	$122	$406
Transatlantic	355	40	165
Personal Lines	67	2	25
Mortgage Guaranty	10	–	–
Foreign General	173	94	140

Total	$1,855	$258	$736

(b)	Includes $157 million of additional losses incurred resulting from increased labor and material costs related to the 2004 Florida Hurricanes.

(c)	Includes $100 million accrual in the second quarter of 2005 to cover DBG’s current estimate of liability in connection with certain policies of workers compensation insurance written between 1985 and 1996. See Note 7(l) of Notes to Consolidated Financial Statements.

(d)	Includes the results of wholly owned AIU agencies.

General Insurance Results

General Insurance operating income in the first nine months of 2005 decreased after accounting for catastrophe related losses. This decrease was partially offset by strong profitable growth in Foreign General’s underwriting results and DBG’s and Foreign General’s net investment income. DBG’s underwriting results also included additional losses incurred resulting from increased labor and material costs related to the 2004 Florida hurricanes.

American International Group, Inc. and Subsidiaries

     DBG’s net premiums written increased modestly in the first nine months of 2005 when compared to the same period in 2004, reflecting generally improving renewal retention rates and a modest change in the mix of business towards smaller accounts for which DBG purchases less reinsurance. DBG also continued to expand its relationships with a larger number and broader range of brokers. Recently, DBG has seen improvement in domestic property rates as well as increases in submission activity in the aftermath of the 2005 hurricanes. DBG attributes the increase in submissions to its overall financial strength in comparison to many insurers that experienced significant losses and reductions of surplus as a result of the hurricanes. The DBG loss ratio increased in 2005 from the same nine month period in 2004 principally as a result of the third quarter 2005 catastrophe related losses and the $157 million of additional losses resulting from increased labor and material costs related to the 2004 hurricanes. Excluding the effect of catastrophes, DBG’s loss ratio improved in the first nine months of 2005 when compared to the same period of 2004.

     Transatlantic’s net premiums written and net premiums earned for the first nine months of 2005 decreased compared with the same period in 2004, principally as a result of decreased domestic business, somewhat offset by increases in international business. The decline in domestic premiums is a result of higher ceding company retentions, and softening of primary and reinsurance rates in most classes prior to the recent catastrophe loss events.

     Personal Lines net premiums written for the first nine months of 2005 increased when compared to the same period of 2004 due to strong growth in the Agency Auto and Private Client Group businesses offset by relatively flat growth in the 21st Century and AIG Direct businesses and a reduction in the Involuntary auto business. Agency Auto and Private Client Group growth is due to increased agent/broker appointments and penetration as well as enhanced product offerings. 21st Century premiums are up slightly over 2004 due to continued expansion outside of California. AIG Direct premiums, with new auto policy production up 17 percent, are down slightly from 2004 due to the aggressive re-underwriting of the previously acquired GE business and the discontinuation of underwriting homeowners insurance. Involuntary auto premiums are down in 2005 due to the decline in the assigned risk marketplace. Operating income, before the effect of hurricanes, declined modestly for the first nine months of 2005 for the year as a result of lower volume and reduced margins in the involuntary auto business.

     Mortgage Guaranty net premiums written were up slightly for the first nine months of 2005 when compared to the same period in 2004. Strong growth in second liens and international businesses was mostly offset by an accrual of ceded premiums in the domestic first lien business that will be paid to reinsurance captives in the fourth quarter of 2005. UGC’s new operation in Spain and continued strong growth in Hong Kong drove international results.

     During the third quarter of 2005, UGC reduced loss reserves to reflect favorable development in the domestic first lien business, partially offset by additional reserves established for slower cure rates on delinquent loans in the Gulf Coast region.

     Foreign General Insurance had strong results in both the first nine months of 2005 and the third quarter of 2005 even after losses relating to third quarter catastrophe events, principally Hurricanes Katrina and Rita. Growth in net premiums written was achieved due to new business as well as new distribution channels, which were partially offset by rate decreases in Australia and the United Kingdom commercial lines portfolios. In Japan, the purchase of the Royal & SunAlliance branch operations opened new distribution channels. Personal accident business in the Far East and commercial lines in Europe exhibited strong growth and had excellent results. Personal lines operations in Brazil and Latin America continue to exhibit strong growth. This growth translated into improved underwriting results. The Lloyd’s Ascot syndicate continues to exhibit strong growth; however, losses relating to Hurricanes Katrina and Rita caused a significant reduction in third quarter 2005 underwriting results. Rate decreases in the United Kingdom commercial lines and reinstatement premiums, principally in the Ascot syndicate, caused significant reductions in third quarter 2005 growth in net premiums written. Other third quarter 2005 catastrophe events included typhoons in Japan, floods in India and Europe and an earthquake in Chile. Approximately half of the Foreign General Insurance net premiums written is derived from commercial insurance and the remainder from consumer lines.

AIG transacts business in most major foreign currencies. The following table summarizes the effect of changes in foreign currency exchange rates on the growth of General Insurance net premiums written for the first nine months of 2005:

2005

Growth in original currency	3.0%
Foreign exchange effect	0.9
Growth as reported in U.S. dollars	3.9%

     AIG’s General Insurance results reflect the effect of catastrophe related losses of $2.11 billion and $736 million in the third quarter of 2005 and 2004, respectively. The effect of catastrophes can fluctuate widely from year to year, making comparisons of recurring type business more difficult. With respect to catastrophe related losses, AIG believes that it has taken appropriate steps, such as careful exposure selection and obtaining reinsurance coverage, to reduce the effect of the magnitude of possible future losses. The occurrence of one or more catastrophic events of unanticipated frequency

American International Group, Inc. and Subsidiaries
or severity, such as terrorist attack, earthquake or hurricane, that causes insured losses, however, could have a material adverse effect on AIG’s results of operations, liquidity or financial condition.

     General Insurance net investment income grew in the first nine months of 2005 when compared to the same period of 2004. AIG is benefiting from strong cash flow, higher interest rates as well as increased partnership income. Partnership income was particularly strong for Foreign General in both the first nine months of 2005 and the third quarter of 2005 due to increases in market valuations of infrastructure fund investments in Africa, Asia, China, Eastern Europe and India. Additionally, net investment income was positively affected by the compounding of previously earned and reinvested net investment income.

     Realized capital gains and losses resulted from the ongoing investment management of the General Insurance portfolios within the overall objectives of the General Insurance operations. See the discussion on “Valuation of Invested Assets” herein.

     The contribution of General Insurance operating income to AIG’s consolidated income before income taxes, minority interest and cumulative effect of an accounting change was 23.3 percent in the first nine months of 2005 compared to 27.7 percent in the same period of 2004.

Reinsurance

AIG is a major purchaser of reinsurance for its General Insurance operations. AIG insures risks globally, and its reinsurance programs must be coordinated in order to provide AIG the level of reinsurance protection that AIG desires. Reinsurance is an important risk management tool to manage transaction and insurance line risk retention at prudent levels set by management. AIG also purchases reinsurance to mitigate its catastrophic exposure. AIG is cognizant of the need to exercise good judgment in the selection and approval of both domestic and foreign companies participating in its reinsurance programs because one or more catastrophe losses could negatively affect AIG’s reinsurers and result in an inability of AIG to collect reinsurance recoverables. AIG’s reinsurance department evaluates catastrophic events and assesses the probability of occurrence and magnitude of catastrophic events through the use of state-of-the-art industry recognized program models among other techniques. AIG supplements these models through continually monitoring the risk exposure of AIG’s worldwide General Insurance operations and adjusting such models accordingly. While reinsurance arrangements do not relieve AIG from its direct obligations to its insureds, an efficient and effective reinsurance program substantially limits AIG’s exposure to potentially significant losses. AIG is aware of the significant effect the 2005 hurricanes have had on its reinsurers. After discussions with many of its reinsurers, AIG believes that, while pricing, terms and conditions may change, sufficient capacity will be available to meet its current and future needs.

     AIG’s consolidated general reinsurance assets amounted to $20.68 billion at September 30, 2005 and resulted from AIG’s reinsurance arrangements. Thus, a credit exposure existed at September 30, 2005 with respect to reinsurance recoverable to the extent that any reinsurer may not be able to reimburse AIG under the terms of these reinsurance arrangements. AIG manages its credit risk in its reinsurance relationships by transacting with reinsurers that it considers financially sound, and when necessary AIG holds substantial collateral in the form of funds, securities and/or irrevocable letters of credit. This collateral can be drawn on for amounts that remain unpaid beyond specified time periods on an individual reinsurer basis. At December 31, 2004, approximately 43 percent of the general reinsurance assets were from unauthorized reinsurers. In order to obtain statutory recognition, the majority of these balances were collateralized. The remaining 57 percent of the general reinsurance assets were from authorized reinsurers. The terms authorized and unauthorized pertain to regulatory categories, not creditworthiness. At December 31, 2004, approximately 90 percent of the balances with respect to authorized reinsurers were from reinsurers rated A (excellent) or better, as rated by A.M. Best, or A (strong) or better, as rated by Standard & Poor’s. These ratings are measures of financial strength.

     AIG maintains a reserve for estimated unrecoverable reinsurance. While AIG has been largely successful in its previous recovery efforts, at September 30, 2005 AIG had a reserve for unrecoverable reinsurance approximating $512 million. At that date, AIG had no significant reinsurance recoverables due from any individual reinsurer that was financially troubled (e.g., liquidated, insolvent, in receivership or otherwise subject to formal or informal regulatory restriction).

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

American International Group, Inc. and Subsidiaries

     AIG enters into intercompany reinsurance transactions, primarily through AIRCO, for its General Insurance and Life Insurance operations. AIG enters into these transactions as a sound and prudent business practice in order to maintain underwriting control and spread insurance risk among AIG’s various legal entities. These reinsurance agreements have been approved by the appropriate regulatory authorities. All material intercompany transactions have been eliminated in consolidation. AIG generally obtains letters of credit in order to obtain statutory recognition of these intercompany reinsurance transactions. At September 30, 2005, approximately $3.3 billion of letters of credit were outstanding to cover intercompany reinsurance transactions with AIRCO or other General Insurance subsidiaries.

     At September 30, 2005, the consolidated general reinsurance assets of $20.68 billion include reinsurance recoverables for paid losses and loss expenses of $949 million, $16.61 billion with respect to the ceded reserve for losses and loss expenses, including ceded losses incurred but not reported (IBNR) (ceded reserves) and $3.12 billion of ceded reserve for unearned premiums. The ceded reserves represent the accumulation of estimates of ultimate ceded losses including provisions for ceded IBNR and loss expenses. The methods used to determine such estimates and to establish the resulting ceded reserves are continually reviewed and updated by management. Any adjustments thereto are reflected in income currently. It is AIG’s belief that the ceded reserves at September 30, 2005 were representative of the ultimate losses recoverable. In the future, as the ceded reserves continue to develop to ultimate amounts, the ultimate loss recoverable may be greater or less than the reserves currently ceded.

Reserve for Losses and Loss Expenses

The table below classifies as of September 30, 2005 the components of the General Insurance reserve for losses and loss expenses (loss reserves) with respect to major lines of business*:

(in millions)

Other liability occurrence	$17,516
Other liability claims made	11,365
Workers compensation	10,558
Auto liability	5,705
Property	7,987
International	3,604
Reinsurance	2,973
Medical malpractice	2,351
Aircraft	1,781
Products liability	1,384
Commercial multiple peril	1,154
Accident and health	1,084
Fidelity/surety	965
Other	2,734

Total	$71,161

*	Presented by lines of business pursuant to statutory reporting requirements as prescribed by the National Association of Insurance Commissioners.

     These loss reserves represent the accumulation of estimates of ultimate losses, including IBNR and loss expenses on a statutory accounting basis.

     At September 30, 2005, General Insurance net loss reserves increased $6.80 billion from the prior year end to $54.55 billion. The net loss reserves represent loss reserves reduced by reinsurance recoverables, net of an allowance for unrecoverable reinsurance and the discount for future investment income. The table below classifies the components of the General Insurance net loss reserves by business unit as of September 30, 2005.

(in millions)

DBG(a)	$37,931
Personal Lines(b)	2,470
Transatlantic	5,556
Mortgage Guaranty	335
Foreign General(c)	8,262

Total Net Loss Reserve	$54,554

(a)	DBG loss reserves include approximately $3.29 billion ($3.82 billion before discount) related to business written by DBG but ceded to AIRCO and reported in AIRCO’s statutory filings.
(b)	Personal Lines loss reserves include $807 million related to business ceded to DBG and reported in DBG’s statutory filings.
(c)	Foreign General loss reserves include approximately $2.12 billion related to business reported in DBG’s statutory filings.

     The DBG net loss reserve of $37.93 billion is comprised principally of the business of AIG subsidiaries participating in the American Home/National Union pool (11 companies) and the surplus lines pool (Lexington, Starr Excess Liability Insurance Company and Landmark Insurance Company).

     Beginning in 1998, DBG ceded a quota share percentage of its other liability occurrence and products liability occurrence business to AIRCO. The quota share percentage ceded was 40 percent in 1998, 65 percent in 1999, 75 percent in 2000 and 2001, 50 percent in 2002 and 2003, 40 percent in 2004 and 35 percent in 2005 and covered all business written in these years for these lines by participants in the American Home/National Union pool. In 1998 the cession reflected only the other liability occurrence business, but in 1999 and subsequent years included products liability occurrence. AIRCO’s loss reserves relating to these quota share cessions from DBG are recorded on a discounted basis. As of September 30, 2005, AIRCO carried a discount of approximately $530 million applicable to the $3.82 billion in undiscounted reserves it assumed from the American Home/National Union pool via this quota share cession. AIRCO also carries approximately $436 million in net loss reserves relating to Foreign General insurance business. These reserves are carried on an undiscounted basis.

     Beginning in 1997, the Personal Lines division ceded a percentage of all business written by the companies participating in the personal lines pool to the American Home/National Union pool. As noted above, the total reserves carried by participants in the American Home/National Union

American International Group, Inc. and Subsidiaries
pool relating to this cession amounted to $807 million as of September 30, 2005.

     The companies participating in the American Home/National Union pool have maintained a participation in the business written by AIU for decades. As of September 30, 2005, these AIU reserves carried by participants in the American Home/National Union pool amounted to approximately $2.12 billion. The remaining Foreign General reserves are carried by AIUO, AIRCO, and other smaller AIG subsidiaries domiciled outside the United States. Statutory filings in the U.S. by AIG companies reflect all the business written by U.S. domiciled entities only, and therefore exclude business written by AIUO, AIRCO, and all other internationally domiciled subsidiaries. The total reserves carried at September 30, 2005 by AIUO and AIRCO were approximately $3.91 billion and $3.73 billion, respectively. AIRCO’s $3.73 billion in total General Insurance reserves consist of approximately $3.29 billion from business assumed from the American Home/National Union pool and an additional $436 million relating to Foreign General Insurance business.

     The above noted intercompany reinsurance transactions are separately presented in AIG’s segment disclosure.

     At September 30, 2005, AIG’s overall General Insurance net loss reserves reflects a loss reserve discount of $1.55 billion, including tabular and non-tabular calculations. The tabular workers compensation discount is calculated using a 3.5 percent interest rate and the 1979-81 Decennial Mortality Table. The non-tabular workers compensation discount is calculated separately for companies domiciled in New York and Pennsylvania, and follows the statutory regulations for each state. For New York companies, the discount is based on a five percent interest rate and the companies’ own payout patterns. For Pennsylvania companies, the statute has specified discount factors for accident years 2001 and prior, which are based on a six percent interest rate and an industry payout pattern. For accident years 2002 and subsequent, the discount is based on the yield of U.S. Treasury securities ranging from one to twenty years and the company’s own payout pattern, with the future expected payment for each year using the interest rate associated with the corresponding Treasury security yield for that time period. The discount is comprised of the following: $398 million – tabular discount for workers compensation in DBG; $624 million – non-tabular discount for workers compensation in DBG; and, $530 million – non-tabular discount for other liability occurrence and products liability occurrence in AIRCO. The total undiscounted workers compensation loss reserve carried by DBG is approximately $9.5 billion as of September 30, 2005. The other liability occurrence and products liability occurrence business in AIRCO that is assumed from DBG is discounted using a 5.5 percent interest rate and the DBG payout pattern for this business. The undiscounted reserves assumed by AIRCO from DBG totaled approximately $3.82 billion at September 30, 2005.

     The methods used to determine loss reserve estimates and to establish the resulting reserves are continually reviewed and updated by management. Any adjustments resulting therefrom are reflected in operating income currently. It is management’s belief that the General Insurance net loss reserves are adequate to cover all General Insurance net losses and loss expenses as of September 30, 2005. While AIG annually reviews the adequacy of established loss reserves, there can be no assurance that AIG’s ultimate loss reserves will not adversely develop and materially exceed AIG’s loss reserves as of September 30, 2005. In the opinion of management, such adverse development and resulting increase in reserves is not likely to have a material adverse effect on AIG’s consolidated financial position, although it could have a material adverse effect on AIG’s consolidated results of operations for an individual reporting period.

     AIG has commissioned Milliman, Inc. to conduct a comprehensive independent actuarial review of the loss reserves of its principal property-casualty insurance operations. The review is expected to be completed before AIG reports its full year 2005 financial results.

The table below presents the reconciliation of net loss reserves for the first nine months ended September 30, 2005 and 2004 as follows:

(in millions)	2005	2004

Net reserve for losses and loss expenses at beginning of year	$47,747	$36,738
Foreign exchange effect	(354)	91

Losses and loss expenses incurred:
Current year	22,699	20,400
Prior years*	665	1,153

Losses and loss expenses incurred	23,364	21,553

Losses and loss expenses paid	16,203	14,428

Net reserve for losses and loss expenses at end of period	$54,554	$43,954

*	Includes accretion of discount of $291 million in the first nine months of 2005 and $282 million in the first nine months of 2004. Additionally, includes $120 million in the first nine months of 2005 and $165 million in the first nine months of 2004 for the general reinsurance operations of Transatlantic, and $157 million of additional losses incurred in the first nine months of 2005 resulting from increased labor and material costs related to the 2004 Florida hurricanes.

     In the third quarter of 2005, net loss development from prior accident years was approximately $341 million, including $97 million attributable to accretion of loss reserve discount and $30 million from the general reinsurance operations of Transatlantic. For the third quarter of 2004, the comparable loss development from prior accident years was approximately $404 million, including $94 million attributable to accretion of loss reserve discount and $70 million from the general reinsurance operations of Transatlantic. The prior year development for the third quarter of 2005 included approximately $350 million of adverse development from accident years 2001 and prior, offset by approximately

American International Group, Inc. and Subsidiaries
$130 million of favorable development from accident year 2004 and approximately $30 million of favorable development from accident year 2003. Most classes of business experienced adverse development in the third quarter of 2005 for accident years 2001 and prior. The majority of this adverse development emanated from the excess casualty and D&O classes of business. Accident years 2002 through 2004 experienced favorable development for most classes of business, with the exception of D&O which continued to experience adverse development for accident year 2002.

     For the first nine months of 2005, net loss development from prior accident years was approximately $665 million, including $291 million attributable to accretion of loss reserve discount and $120 million from the general reinsurance operations of Transatlantic. For the first nine months of 2004, the comparable loss development from prior accident years was approximately $1.15 billion, including $282 million attributable to accretion of loss reserve discount and $165 million from the general reinsurance operations of Transatlantic. The prior year development for the first nine months of 2005 included approximately $1.1 billion of adverse development from accident years 2001 and prior and approximately $50 million of adverse development from accident year 2002, offset by approximately $300 million of favorable development from accident year 2003 and $600 million of favorable development from accident year 2004. The $600 million of overall favorable development from accident year 2004 includes adverse development of $157 million attributable to increased labor and material costs related to the 2004 Florida hurricanes. The majority of the adverse development from accident years 2001 and prior emanated from the excess casualty and D&O classes of business. Most other classes of business also produced adverse development for accident years 2001 and prior, but in smaller amounts. The significant majority of classes of business produced favorable development for accident years 2003 and 2004. For accident year 2002, most classes of business produced favorable development; however, in the aggregate there was adverse development for accident year 2002 due primarily to the D&O class of business.

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

American International Group, Inc. and Subsidiaries
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

American International Group, Inc. and Subsidiaries
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

American International Group, Inc. and Subsidiaries
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

American International Group, Inc. and Subsidiaries

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

     5. Industry experience. The industry has experienced a significant wave of adverse development for asbestos since 2001, with little, if any, signs of recent improvement. Fur-

American International Group, Inc. and Subsidiaries
thermore, the litigation environment has become increasingly adverse.

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

A summary of reserve activity, including estimates for applicable IBNR, relating to asbestos and environmental claims separately and combined for the nine months ended September 30, 2005 and 2004 was as follows:

	2005		2004

(in millions)	Gross	Net	Gross	Net

Asbestos:
Reserve for losses and loss expenses at beginning of year	$2,559	$1,060	$1,235	$386
Losses and loss expenses incurred*	120	33	222	75
Losses and loss expenses paid*	(239)	(91)	(228)	(82)

Reserve for losses and loss expenses at end of period	$2,440	$1,002	$1,229	$379

Environmental:
Reserve for losses and loss expenses at beginning of year	$974	$451	$789	$283
Losses and loss expenses incurred*	(9)	(2)	68	21
Losses and loss expenses paid*	(81)	(52)	(107)	(48)

Reserve for losses and loss expenses at end of period	$884	$397	$750	$256

Combined:
Reserve for losses and loss expenses at beginning of year	$3,533	$1,511	$2,024	$669
Losses and loss expenses incurred*	111	31	290	96
Losses and loss expenses paid*	(320)	(143)	(335)	(130)

Reserve for losses and loss expenses at end of period	$3,324	$1,399	$1,979	$635

*	All amounts pertain to policies underwritten in prior years.

The gross and net IBNR included in the reserve for losses and loss expenses, relating to asbestos and environmental claims separately and combined, at September 30, 2005 and 2004 were estimated as follows:

	2005		2004

(in millions)	Gross	Net	Gross	Net

Asbestos	$1,550	$684	$745	$212
Environmental	558	253	354	86

Combined	$2,108	$937	$1,099	$298

American International Group, Inc. and Subsidiaries

A summary of asbestos and environmental claims count activity for nine months ended September 30, 2005 and 2004 was as follows:

	2005			2004

	Asbestos	Environmental	Combined	Asbestos	Environmental	Combined

Claims at beginning of year	7,575	8,216	15,791	7,474	8,852	16,326
Claims during period:
Opened	646	4,583 *	5,229 *	681	2,146	2,827
Settled	(49)	(178)	(227)	(84)	(226)	(310)
Dismissed or otherwise resolved	(831)	(2,934)	(3,765)	(461)	(2,121)	(2,582)

Claims at end of period	7,341	9,687	17,028	7,610	8,651	16,261

*	The opened claims count increased substantially during the three months ended September 30, 2005 primarily because a court ruling led AIG to report separate opened claims for previously pending cases relating to alleged methyl tertiary-butyl ether exposures that AIG previously had counted in the aggregate as only a single claim on the assumption that the cases would be consolidated into a single federal court proceeding.

     The table below presents AIG’s survival ratios for asbestos and environmental claims at September 30, 2005 and 2004. The survival ratios for asbestos and environmental claims at September 30, 2004 were calculated without the effect of the change in estimate in the fourth quarter 2004. The survival ratio is derived by dividing the current carried loss reserve by the average payments for the three most recent calendar years for these claims. Therefore, the survival ratio is a simplistic measure estimating the number of years it would be before the current ending loss reserves for these claims would be paid off using recent year average payments. Many factors, such as aggressive settlement procedures, mix of business and level of coverage provided, have a significant effect on the amount of asbestos and environmental reserves and payments and the resultant survival ratio. Thus, caution should be exercised in attempting to determine reserve adequacy for these claims based simply on this survival ratio.

AIG’s survival ratios for asbestos and environmental claims, separately and combined were based upon a three-year average payment. These ratios at September 30, 2005 and 2004 were as follows:

	Gross	Net

2005
Survival ratios:
Asbestos	9.0	11.0
Environmental	6.5	6.0
Combined	8.1	8.9

2004
Survival ratios:
Asbestos	4.8	4.6
Environmental	4.9	3.9
Combined	4.8	4.3

Life Insurance & Retirement Services Operations

AIG’s Life Insurance & Retirement Services subsidiaries offer a wide range of insurance and retirement savings products both domestically and abroad. Insurance-oriented products consist of individual and group life, payout annuities, endowment and accident and health policies. Retirement savings products consist generally of fixed and variable annuities. See also Note 3 of Notes to Consolidated Financial Statements.

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

Life Insurance & Retirement Services operations presented on a major product basis for the nine months ended September 30, 2005 and 2004 were as follows:

	2005	2004
		(Restated)
(in millions)

GAAP premiums:
Domestic Life:
Life insurance	$1,555	$1,411
Home service	606	612
Group life/health	755	858
Payout annuities(a)	1,118	1,126

Total	4,034	4,007

Domestic Retirement Services:
Group retirement products	261	231
Individual fixed annuities	72	43
Individual variable annuities	345	300
Individual annuities-runoff(b)	58	59

Total	736	633

Total Domestic	4,770	4,640

American International Group, Inc. and Subsidiaries

	2005	2004
		(Restated)
(in millions)

Foreign Life:
Life insurance	11,675	11,096
Personal accident & health	3,746	3,171
Group products(c)	1,447	1,828

Total	16,868	16,095

Foreign Retirement Services:
Individual fixed annuities	257	282
Individual variable annuities	73	45

Total	330	327

Total Foreign	17,198	16,422

Total GAAP premiums	$21,968	$21,062

Net investment income:
Domestic Life:
Life insurance	$1,035	$963
Home service	447	448
Group life/health	104	93
Payout annuities	679	600

Total	2,265	2,104

Domestic Retirement Services:
Group retirement products	1,665	1,617
Individual fixed annuities	2,509	2,267
Individual variable annuities	165	180
Individual annuities-runoff(b)	745	807

Total	5,084	4,871

Total Domestic	7,349	6,975

Foreign Life:
Life insurance	3,583	3,041
Personal accident & health	176	133
Group products	425	308
Intercompany adjustments	(26)	(13)

Total	4,158	3,469

Foreign Retirement Services:
Individual fixed annuities	1,240	680
Individual variable annuities	382	78

Total	1,622	758

Total Foreign	5,780	4,227

Total net investment income	$13,129	$11,202

Realized capital gains (losses):
Domestic realized capital gains (losses)	$(199)	$(159)

Foreign realized capital gains (losses)	(159)	(300)
Pricing net investment gains(d)	269	176

Total Foreign	110	(124)

Total realized capital gains (losses)(d)	$(89)	$(283)

Operating Income:
Domestic	$2,615	$2,498
Foreign	4,084	3,195

Total operating income	$6,699	$5,693

Life insurance in-force(e):
Domestic	$803,445	$772,251
Foreign	1,062,898	1,085,843

Total	$1,866,343	$1,858,094

(a)	Includes structured settlements, single premium immediate annuities and terminal funding annuities.

(b)	Represents runoff annuity business sold through discontinued distribution relationships.

(c)	Revenues in 2004 include approximately $640 million of a single premium from a reinsurance transaction involving terminal funding pension business, which is offset by a similar increase in benefit reserves.

(d)	For purposes of this presentation, pricing net investment gains are segregated as a component of total realized gains (losses). They represent certain amounts of realized capital gains where gains are an inherent element in pricing certain life products in some foreign countries.

(e)	As of September 30, 2005 and December 31, 2004. Domestic in-force for 2005 includes the effect of the non-renewal of a single large group life case of $36 billion. Foreign in-force includes Tata AIG Life Insurance Company, Ltd.

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

Life Insurance & Retirement Services Results

The increase in operating income in the first nine months of 2005 when compared to the same period of 2004 was caused by strong growth overseas and improved realized capital gains including the effect of hedging activities that do not qualify for hedge accounting under FAS 133.

     Life Insurance & Retirement Services GAAP premiums grew in the first nine months of 2005 when compared with the same period in 2004. AIG’s Domestic Life operations had continued growth in term and universal life sales with good performance from the independent distribution channels. Payout annuities declined slightly due to the low interest rate environment and the competitive market conditions for structured settlement and single premium individual annuity business. The domestic group business is below AIG’s growth standards, largely because several accounts where pricing was unacceptable and loss experience was higher than anticipated were not renewed. Restructuring efforts in this business are focused on new product introductions, cross selling and other growth strategies. AGLA, the home service business, is diversifying product offerings, enhancing the capabilities and quality of the sales force and broadening the markets served beyond those historically serviced in an effort to accelerate growth.

     Domestic Retirement Services businesses faced a challenging environment in the first nine months of 2005, as deposits declined approximately 18 percent compared to the same period in 2004. The decrease in variable annuity product sales in 2005 compared to 2004 was largely attributable to a difficult equity market, heightened regulatory scrutiny of variable annuity sales, and more intense competition with regard to product features, such as living benefits. The 2005 conditions were magnified by negative press associated with AIG’s regulatory issues earlier in the year.

American International Group, Inc. and Subsidiaries

     AIG’s domestic fixed annuity business has been affected by a significant flattening of the treasury yield curve over the past several quarters, which has affected sales as yields on competing products, such as bank CDs, approach those available on AIG’s fixed annuities. There are some indications that negative press coverage of AIG earlier in the year has adversely affected surrenders and withdrawals of fixed annuities. In addition, surrenders have increased from prior year levels as annuities sold in 2000 can now be surrendered without charges, and as a result of the competitive interest rate environment. The combination of reduced sales and increased surrenders and withdrawals resulted in net flows 49 percent lower than the prior year. AIG expects that net flows will remain lower than in prior years as long as an environment of lackluster equity market performance persists and the yield curve remains flat.

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

     Foreign Life Insurance & Retirement Services operations produced 78.3 percent and 78.0 percent of Life Insurance & Retirement Services GAAP premiums in the first nine months of 2005 and 2004, respectively.

AIG transacts business in most major foreign currencies. The following table summarizes the effect of changes in foreign currency exchange rates on the growth of Life Insurance & Retirement Services GAAP premiums:

2005

Growth in original currency	1.6%
Foreign exchange effect	2.7
Growth as reported in U.S. dollars	4.3%

     The growth in net investment income in the first nine months of 2005 parallels the growth in general account reserves and surplus for both Foreign and Domestic Life Insurance & Retirement Services companies. Also, net investment income was positively affected by the compounding of previously earned and reinvested net investment income along with the addition of new cash flow from operations available for investment. The global flattening of the yield curve put additional pressure on yields and spreads. This impact was partially offset with income generated from other investment sources, including income from partnerships. As of first quarter 2004, foreign separate accounts were transferred to the general account per Statement of Position 03-1 resulting in increased net investment income volatility. The positive effect of Statement of Position 03-1 on Foreign Life Insurance & Retirement Services net investment income was $663 million and $136 million for the first nine months of 2005 and 2004, respectively. These amounts do not affect operating income as they are offset in incurred policy benefits.

     AIG’s domestic subsidiaries invest in certain limited liability companies that invest in synthetic fuel production facilities as a means of generating income tax credits. Net investment income includes operating losses of approximately $115 million and $99 million, respectively, for the first nine months of 2005 and 2004 and income taxes includes tax credits and benefits of approximately $167 million and $133 million, respectively, for the first nine months of 2005 and 2004 from these investments. See also Note 7(k), “Commitments and Contingent Liabilities.”

     Life Insurance & Retirement Services operating income grew in the first nine months of 2005 due in part to the higher realized capital gains, including the effect of hedging activities that do not qualify for hedge accounting under FAS 133. Operating income for the AIG Domestic life insurance line of business is up slightly for the current year, due in part to growth in the business base and improved mortality results, offset by higher losses recorded in 2005 from limited partnership investments in synthetic fuel production facilities. Operating income for the home service line of business declined as a result of the continued decline in premiums in force and higher insurance and acquisition expenses, combined with an increase in property casualty losses related to hurricanes. The group retirement products business recorded a modest

American International Group, Inc. and Subsidiaries
growth in operating income due primarily to an increase in deposit based products. Net spread rates for the quarter were down slightly due primarily to decreases in the base investment yield. Individual fixed annuity results are higher than last year due in part to higher net spread, due to higher hedge fund partnership income and increased reserves, partially offset by lower investment income yield enhancements and higher acquisition costs this year. Individual variable annuity earnings are lower this year when compared to last year. Higher annuity fees and lower GMDB expenses were offset by higher acquisition costs.

     Foreign Life Insurance and Retirement Services operating income of $4.08 billion for the first nine months of 2005 included $110 million of realized capital gains, and for the first nine months of 2004, operating income of $3.20 billion included $124 million of realized capital losses. Underwriting and investment results before the effects of realized capital gains (losses) increased for all lines of business. On this basis, growth in the life insurance line of business is generally in line with growth in policy benefit reserves. This line benefited in part from lower amortization of acquisition costs for FAS 97 products, reflective of the increasing interest rate environment, particularly in Japan. In Southeast Asia, strong growth was primarily due to higher net investment income, but partially offset by higher incurred policy benefit expenses due to accruals for contributions to the par policyholder fund relating to excess ceded reinsurance premiums in Singapore. Growth in the personal accident & health line of business is generally in line with the growth in premiums and reflects stable profit margins. The group products business grew across all segments and maintained profit margins. The largest contributor to the growth in group products is the Pension profit center which enjoyed higher fee income emanating from higher assets under management in Brazil and Southeast Asia. Growth in individual fixed annuities, emanating primarily from Japan, is generally in line with the growth in reserves and net spread rates were maintained. The individual variable annuity line of business also grew in line with the growth in reserves and maintained net spreads.

     The contribution of Life Insurance & Retirement Services operating income to AIG’s consolidated income before income taxes, minority interest and cumulative effect of an accounting change amounted to 44.9 percent in the first nine months of 2005, compared to 45.2 percent in the same period of 2004.

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

     Natural disasters such as hurricanes, earthquakes and other catastrophes have the potential to adversely affect AIG’s operating results. Other risks, such as an outbreak of a pandemic disease, such as the Avian Influenza A Virus (H5N1), could adversely affect AIG’s business and operating results to an extent that may be only partially offset by reinsurance programs.

     While to date the Avian Flu has struck mostly in Southeast Asia, upon mutation to a form that can be transmitted from human to human it has the potential to spread rapidly worldwide. If such an outbreak were to take place, early quarantine and vaccination could be critical to containment.

     Both the contagion and mortality rate of any mutated H5N1 virus that can be transmitted from human to human are highly speculative. AIG continues to monitor the developing facts. A significant global outbreak could have a material adverse effect on Life Insurance & Retirement Services operating results and liquidity from increased mortality and morbidity rates.

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

     AIG generally obtains letters of credit in order to obtain statutory recognition of these intercompany reinsurance transactions. For this purpose, AIG entered into a $2.5 billion syndicated letter of credit facility in December 2004. Letters

American International Group, Inc. and Subsidiaries
of credit totaling $2.17 billion were outstanding as of December 31, 2004, and all $2.5 billion were outstanding as of September 30, 2005. The letter of credit facility has a ten-year term, but the facility can be reduced or terminated by the lenders beginning after seven years.

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

     In the first nine months, new money investment yields increased in some markets and continued to decrease in others, leading to more frequent adjustments in new business premium rates, credited rates, and discontinuance of some products. In regard to the inforce business, to maintain an adequate yield to match the interest necessary to support future policy liabilities, management focus is required in both the investment and product management process. Business strategies continue to evolve to maintain profitability of the overall business. As such, in some countries, sales growth may slow for some product lines and accelerate for others.

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

     This strategy has been effectively used in Japan and more recently by Nan Shan. Foreign assets comprised approximately 33 percent of Nan Shan’s invested assets at September 30, 2005, slightly below the maximum allowable percentage under current regulation. In response to continued declining interest rates and the strengthening of the NT dollar through June 2005, Nan Shan is emphasizing new products with lower implied guarantees, including participating endowments and variable universal life. Although the risks of a continued low interest rate environment coupled with a volatile NT dollar could increase net liabilities and require additional capital to maintain adequate local solvency margins, Nan Shan currently believes it has adequate resources to meet all future policy obligations.

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

     A number of guaranteed benefits, such as living benefits or guaranteed minimum death benefits, are offered on certain variable life and variable annuity products. AIG manages its exposure resulting from these long-term guarantees through reinsurance or capital market hedging instruments.

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

American International Group, Inc. and Subsidiaries
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

The following tables summarize the composition of AIG’s insurance and asset management invested assets by segment, at September 30, 2005 and December 31, 2004:

		Life
		Insurance &				Percent Distribution
September 30, 2005	General	Retirement	Asset		Percent
(dollars in millions)	Insurance	Services	Management	Total	of Total	Domestic	Foreign

Fixed maturities:
Available for sale, at market value	$47,406	$277,402	$36,034	$360,842	66.7%	58.6%	41.4%
Held to maturity, at amortized cost	21,532	–	–	21,532	4.0	100.0	–
Trading securities, at market value	–	951	3,024	3,975	0.7	2.8	97.2
Equity securities:
Common stocks, at market value	5,253	14,300	706	20,259	3.8	21.9	78.1
Preferred stocks, at market value	1,526	733	–	2,259	0.4	86.9	13.1
Mortgage loans on real estate, policy and collateral loans	22	18,140	4,829	22,991	4.3	65.2	34.8
Short-term investments, including time deposits, and cash	2,849	6,891	7,589	17,329	3.2	36.4	63.6
Real estate	600	2,992	909	4,501	0.8	33.0	67.0
Investment income due and accrued	1,087	4,416	434	5,937	1.1	56.5	43.5
Securities lending collateral	6,108	40,439	11,080	57,627	10.7	87.8	12.2
Other invested assets	6,099	6,616	10,681	23,396	4.3	88.9	11.1

Total	$92,482	$372,880	$75,286	$540,648	100.0%	62.3%	37.7%

American International Group, Inc. and Subsidiaries

		Life
		Insurance &				Percent Distribution
December 31, 2004 (Restated)	General	Retirement	Asset		Percent
(dollars in millions)	Insurance	Services	Management	Total	of Total	Domestic	Foreign

Fixed maturities:
Available for sale, at market value	$44,376	$259,602	$39,077	$343,055	68.5%	61.2%	38.8%
Held to maturity, at amortized cost	18,294	–	–	18,294	3.7	100.0	–
Trading securities, at market value	–	600	2,384	2,984	0.6	1.2	98.8
Equity securities:
Common stocks, at market value	4,165	11,280	177	15,622	3.1	21.9	78.1
Preferred stocks, at market value	1,466	565	–	2,031	0.4	91.9	8.1
Mortgage loans on real estate, policy and collateral loans	22	16,858	5,093	21,973	4.4	65.6	34.4
Short-term investments, including time deposits, and cash	2,113	5,515	9,679	17,307	3.4	37.1	62.9
Real estate	592	3,007	326	3,925	0.8	22.8	77.2
Investment income due and accrued	997	4,035	461	5,493	1.1	57.3	42.7
Securities lending collateral	4,889	34,923	9,357	49,169	9.8	86.7	13.3
Other invested assets	5,604	7,098	8,316	21,018	4.2	86.7	13.3

Total	$82,518	$343,483	$74,870	$500,871	100.0%	63.8%	36.2%

Credit Quality

At September 30, 2005, approximately 60 percent of the fixed maturities investments were domestic securities. Approximately 35 percent of such domestic securities were rated AAA by one or more of the principal rating agencies. Approximately six percent were below investment grade or not rated.

     A significant portion of the foreign fixed income portfolio is rated by Moody’s, S&P or similar foreign services. Similar credit quality rating services are not available in all overseas locations. AIG reviews the credit quality of the foreign portfolio nonrated fixed income investments, including mortgages. At September 30, 2005, approximately 19 percent of the foreign fixed income investments were either rated AAA or, on the basis of AIG’s internal analysis, were equivalent from a credit standpoint to securities so rated. Approximately four percent were below investment grade or not rated at that date. A large portion of the foreign fixed income portfolio are sovereign fixed maturity securities supporting the policy liabilities in the country of issuance.

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

     If AIG chooses to hold a security, it evaluates the security for an other-than-temporary impairment in valuation. As a matter of policy, the determination that a security has incurred an other-than-temporary decline in value and the amount of any loss recognition requires the judgment of AIG’s management and a continual review of its investments.

     In general, a security is considered a candidate for other-than-temporary impairment if it meets any of the following criteria:

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

     As a result of these policies, AIG recorded other-than-temporary impairment losses, net of taxes, of $253 million and $310 million in the first nine months of 2005 and 2004, respectively.

American International Group, Inc. and Subsidiaries

     No impairment charge with respect to any one single credit was significant to AIG’s consolidated financial condition or results of operations, and no individual impairment loss exceeded 1.0 percent of consolidated net income for the first nine months of 2005.

     Excluding the other-than-temporary impairments noted above, the changes in market value for AIG’s available for sale portfolio, which constitutes the vast majority of AIG’s investments, were recorded in accumulated other comprehensive income as unrealized gains or losses, net of tax.

     At September 30, 2005, the fair value of AIG’s fixed maturities and equity securities aggregated to $410.9 billion. At September 30, 2005, aggregate unrealized gains after taxes for fixed maturity and equity securities were $12.3 billion. At September 30, 2005, the aggregate unrealized losses after taxes of fixed maturity and equity securities were approximately $1.48 billion.

     The effect on net income of unrealized losses after taxes will be further mitigated upon realization, because certain realized losses will be charged to participating policyholder accounts, or realization will result in current decreases in the amortization of certain deferred policy acquisition costs.

At September 30, 2005, unrealized losses for fixed maturity securities and equity securities did not reflect any significant industry concentrations.

The amortized cost of fixed maturities available for sale in an unrealized loss position at September 30, 2005, by contractual maturity, is shown below:

Amortized
(in millions)	Cost

Due in one year or less	$3,505
Due after one year through five years	20,935
Due after five years through ten years	31,135
Due after ten years	38,716

Total	$94,291

     In the nine months ended September 30, 2005, the pretax realized losses incurred with respect to the sale of fixed maturities and equity securities were $1.14 billion. The aggregate fair value of securities sold was $44.2 billion, which was approximately 97 percent of amortized cost. The average period of time that securities sold at a loss during the nine months ended September 30, 2005 were trading continuously at a price below book value was approximately three months.

At September 30, 2005, aggregate pretax unrealized gains were $18.9 billion, while the pretax unrealized losses with respect to investment grade bonds, below investment grade bonds and equity securities were $1.56 billion, $477 million and $236 million, respectively. Aging of the pretax unrealized losses with respect to these securities, distributed as a percentage of cost relative to unrealized loss (the extent by which the market value is less than amortized cost or cost), including the number of respective items, was as follows:

	Less than or equal to			Greater than 20% to			Greater than
	20% of Cost(a)			50% of Cost(a)			50% of Cost(a)			Total

Aging		Unrealized			Unrealized			Unrealized			Unrealized
(dollars in millions)	Cost(a)	Loss	Items	Cost(a)	Loss	Items	Cost(a)	Loss	Items	Cost(a)	Loss(b)	Items

Investment grade bonds
0-6 months	$57,253	$668	6,723	$43	$10	13	$2	$2	3	$57,298	$680	6,739
7-12 months	14,409	360	1,564	7	2	5	–	–	2	14,416	362	1,571
>12 months	15,145	509	1,624	26	6	7	5	3	6	15,176	518	1,637

Total	$86,807	$1,537	9,911	$76	$18	25	$7	$5	11	$86,890	$1,560	9,947

Below investment grade bonds
0-6 months	$4,145	$155	948	$97	$26	43	$6	$5	15	$4,248	$186	1,006
7-12 months	1,815	112	279	118	37	32	13	7	17	1,946	156	328
>12 months	967	69	276	236	63	51	4	3	11	1,207	135	338

Total	$6,927	$336	1,503	$451	$126	126	$23	$15	43	$7,401	$477	1,672

Total bonds
0-6 months	$61,398	$823	7,671	$140	$36	56	$8	$7	18	$61,546	$866	7,745
7-12 months	16,224	472	1,843	125	39	37	13	7	19	16,362	518	1,899
>12 months	16,112	578	1,900	262	69	58	9	6	17	16,383	653	1,975

Total	$93,734	$1,873	11,414	$527	$144	151	$30	$20	54	$94,291	$2,037	11,619

Equity securities
0-6 months	$2,734	$131	1,012	$83	$25	78	$8	$13	51	$2,825	$169	1,141
7-12 months	468	27	122	98	31	70	3	2	17	569	60	209
>12 months	68	5	23	3	1	1	1	1	31	72	7	55

Total	$3,270	$163	1,157	$184	$57	149	$12	$16	99	$3,466	$236	1,405

(a)	For bonds, represents amortized cost.
(b)	As more fully described above, upon realization, certain realized losses will be charged to participating policyholder accounts, or realization will result in a current decrease in the amortization of certain deferred policy acquisition costs.

American International Group, Inc. and Subsidiaries

     As stated previously, the valuation for AIG’s investment portfolio comes from market exchanges or dealer quotations, with the exception of nontraded securities. AIG considers nontraded securities to mean certain fixed income investments, certain structured securities, direct private equities, limited partnerships and hedge funds. The aggregate carrying value of these securities at September 30, 2005 was approximately $55 billion.

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

Financial Services Operations

AIG’s Financial Services subsidiaries engage in diversified activities including aircraft and equipment leasing, capital markets transactions, consumer finance and insurance premium financing. See also Note 3 of Notes to Consolidated Financial Statements.

Aircraft Finance

AIG’s Aircraft Finance operations represent the operations of ILFC, which generates its revenues primarily from leasing new and used commercial jet aircraft to domestic and foreign airlines. Revenues also result from the remarketing of commercial jets for its own account, for airlines and for financial institutions.

     ILFC finances its purchases of aircraft primarily through the issuance of a variety of debt instruments. The composite borrowing rates at the end of the first nine months of 2005 and 2004 were 4.73 percent and 4.20 percent, respectively. See also the discussions under “Capital Resources” and “Liquidity” herein and Note 3 of Notes to Consolidated Financial Statements.

     ILFC’s sources of revenue are principally from scheduled and charter airlines and companies associated with the airline industry. The airline industry is cyclical, economically sensitive and highly competitive. Airlines and related companies may be affected by political or economic instability, terrorist activities, changes in national policy, competitive pressures on certain air carriers, fuel prices and shortages, labor stoppages, insurance costs, recessions, and other political or economic events adversely affecting world or regional trading markets. ILFC’s revenues and income will be affected by its customers’ ability to react and cope with the volatile competitive environment in which they operate, as well as ILFC’s own competitive environment.

     ILFC is exposed to operating loss and liquidity strain through nonperformance of aircraft lessees, through owning aircraft which it would be unable to sell or re-lease at acceptable rates at lease expiration and, in part, through committing to purchase aircraft which it would be unable to lease.

     ILFC manages the risk of nonperformance by its lessees with security deposit requirements, through repossession rights, overhaul requirements, and closely monitoring industry conditions through its marketing force. However, there can be no assurance that ILFC would be able to successfully manage the risks relating to the effect of possible future deterioration in the airline industry. Approximately 90% of ILFC’s fleet is leased to non-U.S. carriers, and this fleet, comprised of the most efficient aircraft in the airline industry, continues to be in high demand from such carriers.

     ILFC typically contracts to re-lease aircraft before the end of the existing lease term. For aircraft returned before the end of the lease term, ILFC has generally been able to re-lease such aircraft within two to six months of its return. As a lessor, ILFC considers an aircraft “idle” or “off lease” when the aircraft is not subject to a signed lease agreement or signed letter of intent. ILFC had no aircraft off lease at September 30, 2005. See also the discussions under “Capital Resources” and “Liquidity” herein.

American International Group, Inc. and Subsidiaries

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

     As a dealer, AIGFP marks all derivative and trading transactions to fair value daily. Thus, a gain or loss on each transaction is recognized daily. Under GAAP, in certain instances, gains and losses are required to be recorded in earnings immediately, whereas in other instances, they are required to be recognized over the life of the underlying instruments. AIGFP economically hedges the market risks arising from its transactions. However, for GAAP financial statements, hedge accounting, as described in FAS 133, is not currently being applied to any of the derivatives and related assets and liabilities. Accordingly, revenues and operating income are exposed to volatility resulting from differences in the timing of revenue recognition between the derivatives and the hedged assets and liabilities. Revenues of the Capital Markets operations and the percentage change in revenues for any given period are significantly affected by the number and size of transactions entered into by these subsidiaries during that period relative to those entered into during the prior period as well as the volatility noted above for the accounting under FAS 133. Operating income and the percentage change in operating income for any period are determined by the number, size and profitability of the transactions attributable to that period relative to those attributable to the prior period as well as the volatility noted above for the accounting under FAS 133. Generally, the realization of trading revenues as measured by the receipt of funds is not a significant reporting event as the gain or loss on AIGFP’s trading transactions are currently reflected in operating income as the fair values change from period to period.

     Derivative transactions are entered into in the ordinary course of Capital Markets operations. Therefore, income on interest rate, currency, equity, commodity and credit derivatives along with their related hedges is recorded at fair value, determined by references to the mark to market value of the derivative or their estimated fair value where market prices are not readily available. The resulting aggregate unrealized gains or losses from the derivative is reflected in the income statement in the current year. In the first nine months of 2005, less than five percent of revenues resulted from transactions valued at estimated fair value. Where Capital Markets cannot verify significant model inputs to observable market data and verify the model value to market transactions, Capital Markets values the contract at the transaction price at inception and, consequently, records no initial gain or loss in accordance with Emerging Issues Task Force Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities” (EITF 02-3). Such initial gain or loss is amortized into income over the life of the transaction. Capital Markets periodically reevaluates its revenue recognition under EITF 02-3 based on the observability of market parameters. The mark to fair value of derivative transactions is reflected in the balance sheet in the captions “Unrealized gain on swaps, options and forward transactions” and “Unrealized loss on swaps, options and forward transactions.” Unrealized gains represent the present value of the aggregate of each net receivable by counterparty, and the unrealized losses represent the present value of the aggregate of each net payable by counterparty as of September 30, 2005. These amounts will change from one period to the next due to changes in interest rates, currency rates, equity and commodity prices and other market variables, as well as cash movements, execution of new transactions and the maturing of existing transactions. See also the discussion under “Derivatives” herein.

     Spread income on investments and borrowings is recorded on an accrual basis over the life of the transaction. Investments are classified as securities available for sale and are marked to market with the resulting unrealized gains or losses reflected in accumulated other comprehensive income. U.S. dollar denominated borrowings are carried at cost, while borrowings in any currency other than the U.S. dollar result

American International Group, Inc. and Subsidiaries
in unrealized foreign exchange gains or losses reported in income. AIGFP hedges the economic exposure on its investments and borrowings through its derivatives portfolio. The requirements under FAS 133 hedge accounting were not met for these hedge transactions for the period ended September 30, 2005. Thus, these hedges are marked to fair value with the unrealized gains or losses reported in income.

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

     Consumer Finance operations are exposed to loss when contractual payments are not received. Credit loss exposure is managed through tight underwriting controls, mix of loans, collateral, and collection efficiency.

Financial Services operations for the nine months ended September 30, 2005 and 2004 were as follows:

		2004
(in millions)	2005	(Restated)

Revenues(a):
Aircraft Finance(b)	$2,661	$2,320
Capital Markets(c)(d)	2,706	1,758
Consumer Finance(e)	2,664	2,178
Other	61	79

Total	$8,092	$6,335

Operating income(a):
Aircraft Finance	$476	$466
Capital Markets(d)	2,258	1,266
Consumer Finance(f)	677	593
Other, including intercompany adjustments	24	52

Total	$3,435	$2,377

(a)	Includes the effect of hedging activities that do not qualify for hedge accounting treatment under FAS 133, including the related foreign exchange gains and losses. For the first nine months of 2005 and 2004, the effect was $(59) million and $(31) million, respectively, in operating income for Aircraft Finance and $1.75 billion and $730 million, respectively, in revenues and operating income for Capital Markets.

(b)	Revenues are primarily from ILFC aircraft lease rentals.

(c)	Revenues, shown net of interest expense, are primarily from hedged proprietary positions entered into in connection with counterparty transactions and the effect of hedging activities that do not qualify for hedge accounting treatment under FAS 133 described in (a) above.

(d)	Certain transactions entered into by AIGFP generate tax credits and benefits which are included in income taxes on the consolidated statement of income. The amount of tax credits and benefits for the first nine months of 2005 and 2004 are $63 million, and $88 million, respectively.
(e)	Revenues are primarily finance charges.

(f)	Includes $62 million of catastrophe related losses for the first nine months of 2005.

Financial Services Results

Financial Services operating income increased in the first nine months of 2005 compared to the same period of 2004. Fluctuations in revenues and operating income from quarter to quarter are not unusual because of the transaction-oriented nature of Capital Markets operations and the effect of hedging activities that do not qualify for hedge accounting under FAS 133.

     To the extent the Financial Services subsidiaries, other than AIGFP, use derivatives to economically hedge their assets or liabilities with respect to their future cash flows, and such hedges do not qualify for hedge accounting treatment under FAS 133, the changes in fair value of such derivatives are recorded in realized capital gains (losses) or other revenues.

     Financial market conditions in the first nine months of 2005 compared with the same period of 2004 were characterized by a general flattening of interest rate curves across fixed income markets globally, some tightening of credit spreads, and equity valuations that were slightly higher. AIGFP experienced improved transaction flow in its credit, commodities and energy products with results reflecting a more favorable customer sentiment during the third quarter of 2005 than earlier in the year.

     The most significant component of Capital Markets operating expenses is compensation, which was approximately $359 million and $396 million in the first nine months of 2005 and 2004, respectively. The amount of compensation was not affected by gains and losses not qualifying for hedge accounting treatment under FAS 133.

     ILFC continued to see net improvements in lease rates, an increase in demand for the newer, modern, fuel efficient aircraft comprising the bulk of ILFC’s fleet, and an increasing level of interest from traditional buyers, third-party investors and debt providers for the purchase of aircraft from ILFC’s extensive lease portfolio. These positive factors were offset by a $15 million charge related to receivables from restructured leases and increased borrowing costs.

     Consumer Finance operations, both domestically and internationally, did very well with increased revenues and operating income.

     The increase in Consumer Finance revenues in 2005 was the result of growth in average finance receivables. Credit quality of those receivables continues to be strong. Foreign Consumer Finance operations performed well as the operations in Poland continued its strong growth and the Hong Kong credit card business benefited from the strengthening local economy and improved portfolio credit quality. The increase in operating income resulting from domestic operations was partially offset by $62 million in catastrophe related losses.

     Financial Services operating income represented 23.0 percent of AIG’s consolidated income before income taxes, minority interest and cumulative effect of an accounting change in the first nine months of 2005. This compares to 18.9 percent in the first nine months of 2004.

American International Group, Inc. and Subsidiaries

Financial Services Invested Assets

The following table is a summary of the composition of AIG’s Financial Services invested assets at September 30, 2005 and December 31, 2004. See also the discussions under “Operating Review: Financial Services Operations,” “Capital Resources” and “Derivatives” herein.

	2005		2004 (Restated)

	Invested	Percent of	Invested	Percent of
(dollars in millions)	Assets	Total	Assets	Total

Flight equipment primarily under operating leases, net of accumulated depreciation	$35,535	24.5%	$32,130	21.8%
Finance receivables, net of allowance	27,701	19.1	23,574	16.0
Unrealized gain on swaps, options and forward transactions	20,427	14.1	22,670	15.4
Securities available for sale, at market value	37,872	26.1	32,768	22.2
Trading securities, at market value	6,667	4.6	3,142	2.0
Securities purchased under agreements to resell, at contract value	12,124	8.3	26,272	17.8
Trading assets	909	0.6	3,331	2.3
Spot commodities, at market value	234	0.2	95	–
Other, including short-term investments	3,849	2.5	3,625	2.5

Total	$145,318	100.0%	$147,607	100.0%

     As previously discussed, the cash used for the purchase of flight equipment is derived primarily from the proceeds of ILFC’s debt financings. The primary sources for the repayment of this debt and the interest expense thereon are the cash flow from operations, proceeds from the sale of flight equipment and the rollover and refinancing of the prior debt. During the first nine months of 2005, ILFC acquired flight equipment costing $5.48 billion. See also the discussion under “Operating Review: Financial Services Operations” and “Capital Resources” herein.

     AIG’s Consumer Finance operations provide a wide variety of consumer finance products both domestically and overseas. Such products include real estate mortgages, credit cards, consumer loans, and retail sales finance. These products are funded through a combination of deposits and various borrowings including commercial paper and medium term notes. AIG’s Consumer Finance operations are exposed to credit risk and risk of loss resulting from adverse fluctuations in interest rates. Over half of the loan balance is related to real estate loans which are substantially collateralized by the related properties.

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

     Securities available for sale is predominantly a portfolio of fixed income securities, where the individual securities have varying degrees of credit risk. At September 30, 2005, the average credit rating of this portfolio was AA+ or the equivalent thereto as determined through rating agencies or internal review. AIGFP has also entered into credit derivative transactions to economically hedge its credit risk associated with $125 million of these securities. Securities deemed below investment grade at September 30, 2005, amounted to approximately $83 million in fair value representing 0.3 percent of the total AIGFP securities available for sale. There have been no significant downgrades through September 30, 2005. If its securities available for sale portfolio were to suffer significant default and the collateral held declined significantly in value with no replacement or the credit default swap counterparty failed to perform, AIGFP could have a liquidity strain. AIG guarantees AIGFP’s payment obligations, including its debt obligations.

     AIGFP’s risk management objective is to minimize interest rate, currency, commodity and equity risks associated with its securities available for sale. That is, when AIGFP purchases a security for its securities available for sale investment portfolio, it simultaneously enters into an offsetting internal hedge such that the payment terms of the hedging transaction offset the payment terms of the investment security, which achieves the economic result of converting the return on the underlying security to US dollar LIBOR plus or minus a spread based on the underlying profit on each secur-

American International Group, Inc. and Subsidiaries
ity on the initial trade date. The market risk associated with such internal hedges is managed on a portfolio basis, with third party hedging transactions executed as necessary. As hedge accounting treatment is not achieved in accordance with FAS 133, the unrealized gains and losses on the securities related economic hedges are reflected in operating income, where as the unrealized gains and losses on the underlying securities resulting from changes in interest rates, currency rates, commodity and equity prices, are recorded in accumulated other comprehensive income. When a security is sold, the related hedging transaction is terminated, and the realized gain or loss with respect to this security is then recorded in operating income.

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

The gross unrealized gains and gross unrealized losses of Capital Markets included in the financial services assets and liabilities at September 30, 2005 were as follows:

	Gross	Gross
	Unrealized	Unrealized
(in millions)	Gains	Losses

Securities available for sale, at market value	$3,606	$3,200
Unrealized gain/loss on swaps, options and forward transactions*	20,427	15,721

*	These amounts are also presented as the respective balance sheet amounts.

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

     AIGFP held a large portfolio of privately negotiated financing transactions with institutional counterparties in the United Kingdom. Certain provisions in the UK Finance Bill that was published by the House of Commons on March 22, 2005 have caused AIGFP’s counterparties to exercise early unwind rights and terminate these transactions during the past quarter. Although the unwinding of these transactions did not cause AIGFP to suffer any losses, the unwinds do mean that AIGFP will not realize spread income that AIGFP expects it would have realized had the transactions remained outstanding. The aggregate reduction in 2005 operating income attributable to such foregone accrual earnings is currently expected to be approximately $75 million.

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

American International Group, Inc. and Subsidiaries

Asset Management revenues and operating income for the nine months ended September 30, 2005 and 2004 were as follows:

	2005	2004
(in millions)		(Restated)

Revenues:
Guaranteed investment contracts	$2,689	$2,260
Institutional Asset Management	776	729
Brokerage Services and Mutual Funds	192	185
Other	269	168

Total	$3,926	$3,342

Operating income:
Guaranteed investment contracts(a)	$921	$944
Institutional Asset Management(b)	424	344
Brokerage Services and Mutual Funds	50	54
Other	262	160

Total	$1,657	$1,502

(a)	The effect of hedging activities that do not qualify for hedge accounting treatment under FAS 133 was $127 million and $241 million for the first nine months of 2005 and 2004, respectively, and $18 million and $90 million for the third quarter of 2005 and 2004, respectively.

(b)	Includes the results of certain AIG managed private equity and real estate funds that are consolidated effective December 31, 2003 pursuant to FIN46R, “Consolidation of Variable Interest Entities”. For the first nine months of 2005 and 2004, operating income includes $189 million and $147 million of third-party limited partner earnings offset as an expense in Minority interest.

Asset Management Results

Asset Management operating income increased in the first nine months of 2005 compared to the same period of 2004 as a result of a strong global product portfolio. The operating income growth results from fees related to the management of mutual funds and various investment portfolios that are in great part contingent upon the growth in the equity markets and customer interest in equity sensitive products. Thus, as equity markets expand and contract, the appetite for listed and private equity investment changes. The revenues and operating income with respect to this segment are similarly affected. GICs are sold domestically and abroad to both institutions and individuals. These products are written on an opportunistic basis when market conditions are favorable. A significant portion of the GIC portfolio consists of floating rate obligations. AIG has entered into hedges to manage against increases in short-term interest rates. AIG continues to believe these hedges are economically effective but do not qualify for hedge accounting under FAS 133. GIC revenues include income from SunAmerica partnerships supporting the GIC line of business and are significantly affected by performance in the equity markets. Thus, revenues, operating income and cash flow attributable to GICs will vary from one reporting period to the next. The decline in GIC operating income compared to the first nine months of 2004 reflects tighter spreads in the GIC portfolio, partially offset by improved partnership returns. Spread compression has occurred as the base portfolio yield declined due to declining interest rates and the effect of recognizing capital gains in prior periods, and also due to an increase in the cost of funds in the short-term floating rate portion of the GIC portfolio, only partially offset by increased investment income from the floating rate assets backing the portfolio. In September 2005, AIG launched a $10 billion matched investment program in the Euromarkets under which AIG debt securities will be issued. AIG also expects to launch a matched investment program in the domestic market which, along with the Euro program, will become AIG’s principal spread-based investment activity. However, in light of recent developments, the timing of the launch of the domestic program is uncertain. Because AIG’s credit spreads in the capital markets have widened following the ratings declines, there may be a reduction in the earnings on new business in AIG’s institutional spread based funding business.

     Asset Management operating income represented 11.1 percent of AIG’s consolidated income before income taxes, minority interest and cumulative effect of an accounting change in the first nine months of 2005. This compares to 11.9 percent in the same period of 2004.

     At September 30, 2005, AIG’s third party assets under management, including both retail mutual funds and institutional accounts, was approximately $59 billion and the aggregate GIC reserve was $49.7 billion.

Other Operations

Other income (deductions)-net includes AIG’s equity in certain partially owned companies, the cash distributions on the liabilities connected to trust preferred stock, as well as the income and expenses of the parent holding company and other miscellaneous income and expenses. Other income (deductions)-net amounted to $(329) million and $(495) million in the first nine months of 2005 and 2004, respectively. AIG’s equity in certain partially owned companies includes $246 million and $74 million in catastrophe related losses in the first nine months of 2005 and 2004, respectively.

     Other realized capital gains (losses) amounted to $(32) million and $19 million for the first nine months of 2005 and 2004, respectively.

Capital Resources

At September 30, 2005, AIG had total consolidated shareholders’ equity of $89.28 billion and total consolidated borrowings of $104.82 billion. At that date, $93.71 billion of such borrowings were either not guaranteed by AIG or were matched borrowings under obligations of guaranteed investment agreements (GIAs), liabilities connected to trust preferred stock, or matched notes and bonds payable.

American International Group, Inc. and Subsidiaries

Borrowings

At September 30, 2005, AIG’s net borrowings were $11.11 billion after reflecting amounts that were matched borrowings under AIGFP’s obligations of GIAs, matched notes and bonds payable, amounts not guaranteed by AIG and liabilities connected to trust preferred stock. The following table summarizes borrowings outstanding at September 30, 2005 and December 31, 2004:

		2004
(in millions)	2005	(Restated)

AIG’s net borrowings	$11,110	$8,498
Liabilities connected to trust preferred stock	1,489	1,489
AIGFP
GIAs	19,953	18,919
Matched notes and bonds payable	20,909	20,644
Borrowings not guaranteed by AIG	51,363	45,736

Total	$104,824	$95,286

Borrowings issued or guaranteed by AIG and those borrowings not guaranteed by AIG at September 30, 2005 and December 31, 2004 were as follows:

	2005	2004
(in millions)		(Restated)

AIG borrowings:
Medium term notes	$612	$667
Notes and bonds payable	4,491	2,980
Loans and mortgages payable	871	349

Total	5,974	3,996

Borrowings guaranteed by AIG:
AIGFP
GIAs	19,953	18,919
Notes and bonds payable	23,270	21,082

Total	43,223	40,001

AIG Funding, Inc. commercial paper	1,978	2,969

AGC Notes and bonds payable	797	1,095

Liabilities connected to trust preferred stock	1,489	1,489

Total borrowings issued or guaranteed by AIG	53,461	49,550

Borrowings not guaranteed by AIG:
ILFC
Commercial paper	4,078	2,670
Medium term notes	4,719	5,972
Notes and bonds payable(a)	17,229	15,734
Loans and mortgages payable	–	40	(b)

Total	26,026	24,416

AGF
Commercial paper	3,247	3,686
Medium term notes	17,155	13,709
Notes and bonds payable	1,359	1,585

Total	21,761	18,980

Commercial paper:
AIG Credit Card Company (Taiwan)	398	359
AIG Finance (Taiwan) Limited	–	9

Total	398	368

Loans and mortgages payable:
AIGCFG	758	792
AIG Finance (Hong Kong) Limited	164	49

Total	922	841

Other Subsidiaries	1,071	832

Variable Interest Entity debt:
AIG Global Real Estate Investment	786	8
AIG Global Investment Group	155	165
AIG SunAmerica	244	126

Total	1,185	299

Total borrowings not guaranteed by AIG	51,363	45,736

Total Debt	$104,824	$95,286

(a)	Includes borrowings under Export Credit Facility of $2.6 billion and $1.7 billion, at September 30, 2005 and December 31, 2004, respectively.
(b)	Represents capital lease obligations.

     For a description of the effects on AIG’s capital resources, including the cost of borrowing, of recent downgrades and rating actions by the major rating agencies, see the discussion under “Outlook” herein.

     During the first nine months of 2005, AIG did not issue any medium term notes and $55 million of previously issued notes matured.

     On September 30, 2005, AIG sold $1.5 billion principal amount of notes in a Rule 144A/Regulation S offering, $500 million of which bear interest at a rate of 4.700 percent per annum and mature in 2010 and $1.0 billion of which bear interest at a rate of 5.050 percent per annum and mature in 2015. The notes are senior unsecured obligations of AIG and rank equally with all of AIG’s other senior debt outstanding. AIG has agreed to use commercially reasonable efforts to consummate an exchange offer for the notes pursuant to an effective registration statement within 360 days of the date on which the notes were issued.

     AIG intends to continue its customary practice of issuing debt securities from time to time to meet its financing needs and those of certain of its subsidiaries for general corporate purposes, as well as for a matched investment program.

     In September 2005, AIG entered into loan agreements with third-party banks and borrowed a total of $600 million under the loan agreements on an unsecured basis, $500 million of which matures in August 2006 but can be extended by AIG for an additional seven-month period and $100 million of which matures in September 2006.

     AIGFP uses the proceeds from the issuance of notes and bonds and GIA borrowings to invest in a diversified portfolio of securities and derivative transactions. The borrowings may also be temporarily invested in securities purchased under agreements to resell. AIG guarantees the obligations of AIGFP under AIGFP’s notes and bonds and GIA borrowings. See also the discussions under “Operating Review: Financial Services Operations,” “Liquidity” and “Derivatives” herein.

American International Group, Inc. and Subsidiaries

     AIGFP has a Euro Medium Term Note Program under which an aggregate nominal amount of up to $10.0 billion of notes may be outstanding at any one time. The Program provides that additional notes may be issued to replace matured or redeemed notes. As of September 30, 2005, $8.53 billion of notes had been issued under the program, $3.54 billion of which were outstanding, including $79 million resulting from foreign exchange translation into U.S. dollars. Notes issued under this program are included in Notes and Bonds Payable in the preceding table of borrowings.

     AIG Funding, Inc. (AIG Funding), through the issuance of commercial paper, helps fulfill the short-term cash requirements of AIG and its subsidiaries. AIG Funding intends to continue to meet AIG’s funding requirements through the issuance of commercial paper guaranteed by AIG. The issuance of AIG Funding’s commercial paper is subject to the approval of AIG’s Board of Directors.

     AIG and AIG Funding are parties to unsecured syndicated revolving credit facilities aggregating $2.75 billion, consisting of $1.375 billion in a 364-day revolving credit facility and $1.375 billion in a five-year revolving credit facility. In July 2005, these facilities were extended to July 2006 for the 364-day credit facility and July 2010 for the five-year credit facility. The 364-day facility allows for the conversion by AIG of any outstanding loans at expiration into one-year term loans. The facilities can be used for general corporate purposes and also to provide backup for AIG’s commercial paper programs administered by AIG Funding. AIG expects to replace or extend these credit facilities on or prior to their expiration. There are currently no borrowings outstanding under these facilities, nor were any borrowings outstanding as of September 30, 2005.

     As a result of the Second Restatement, AIG will be seeking waivers from its bank credit facility lenders of the representations made with respect to prior period financial statements. Based on its discussions with the relevant lenders, AIG expects to receive such waivers, but no assurance can be given that such waivers will in fact be received. AIG’s bank credit facilities are an important part of AIG’s liquidity. See the discussion under “Liquidity” herein.

     AIG is also a party to an unsecured 364-day inter-company revolving credit facility provided by certain of its subsidiaries aggregating $2 billion that expires in October of 2006. The facility allows for the conversion of any outstanding loans at expiration into one-year term loans. The facility can be used for general corporate purposes and also to provide backup for AIG’s commercial paper programs. AIG expects to replace or extend this credit facility on or prior to its expiration. There are currently no borrowings outstanding under the inter-company facility, nor were any borrowings outstanding as of September 30, 2005.

     As of November 2001, AIG guaranteed the notes and bonds of AGC. During the first nine months of 2005, $300 million of previously issued notes matured.

     ILFC fulfills its short term cash requirements through the issuance of commercial paper. The issuance of commercial paper is subject to the approval of ILFC’s Board of Directors and is not guaranteed by AIG. ILFC is a party to unsecured syndicated revolving credit facilities aggregating $6.0 billion. The facilities can be used for general corporate purposes and also to provide backup for ILFC’s commercial paper program. They consist of $2.0 billion in a 364-day revolving credit facility that expires in October 2006, with a one-year term out option, $2.0 billion in a five-year revolving credit facility that expires in October 2010 and $2.0 billion in a five-year revolving credit facility that expires in October 2009. ILFC expects to replace or extend these credit facilities on or prior to their expiration. There are currently no borrowings outstanding under these facilities, nor were any borrowings outstanding as of September 30, 2005.

     As of September 30, 2005, ILFC was a party to two 180-day revolving credit facilities aggregating to $1.0 billion. Each of these facilities expired in October 2005. ILFC had aggregate outstanding borrowings of $203 million under these facilities as of September 30, 2005, which were repaid upon expiration.

     At September 30, 2005, ILFC had increased the aggregate principal amount outstanding of its medium term and long-term notes. The foreign exchange adjustment for the foreign currency denominated debt was $296 million at September 30, 2005 and $1.2 billion at December 31, 2004. ILFC had $13.13 billion of debt securities registered for public sale at September 30, 2005. As of September 30, 2005, $8.30 billion of debt securities were issued. In addition, ILFC has a Euro Medium Term Note Program for $7.0 billion, under which $3.81 billion in notes were sold through September 30, 2005. ILFC has substantially eliminated the currency exposure arising from foreign currency denominated notes by economically hedging that portion of the note exposure not already offset by Euro denominated operating lease payments. Notes issued under this program are included in Notes and Bonds Payable in the preceding table of borrowings.

     ILFC had a $4.3 billion Export Credit Facility (ECA) for use in connection with the purchase of approximately 75 aircraft delivered through 2001. This facility was guaranteed by various European Export Credit Agencies. The interest rate varies from 5.75 percent to 5.90 percent on these amortizing ten-year borrowings depending on the delivery date of the aircraft. At September 30, 2005, ILFC had $1.3 billion outstanding under this facility. The debt is collateralized by a pledge of the shares of a subsidiary of ILFC, which holds title to the aircraft financed under the facility.

     In May 2004, ILFC entered into a similarly structured ECA for up to a maximum of $2.64 billion for Airbus aircraft to be delivered through May 31, 2005. The facility has since been extended to include aircraft to be delivered through May 31, 2006. The facility becomes available as the various European Export Credit Agencies provide their guarantees

American International Group, Inc. and Subsidiaries
for aircraft based on a six-month forward-looking calendar, and the interest rate is determined through a bid process. At September 30, 2005, ILFC had $1.3 billion outstanding under this facility. Borrowings with respect to these facilities are included in Notes and Bonds Payable in the preceding table of borrowings.

     In August 2004, ILFC received a commitment for an Ex-Im Bank comprehensive guarantee in the amount of $1.68 billion to support the financing of up to 30 new Boeing aircraft. The delivery period initially extends from September 1, 2004 through August 31, 2005. ILFC has extended the delivery period to August 31, 2006. ILFC did not have any borrowings outstanding under this facility at September 30, 2005. From time to time, ILFC enters into various bank financings. As of September 30, 2005 the total funded amount was $1.7 billion. The financings mature through 2010. One tranche of one of the loans totaling $410 million was funded in Japanese yen and swapped to U.S. dollars.

     The proceeds of ILFC’s debt financing are primarily used to purchase flight equipment, including progress payments during the construction phase. The primary sources for the repayment of this debt and the interest expense thereon are the cash flow from operations, proceeds from the sale of flight equipment and the rollover and refinancing of the prior debt. AIG does not guarantee the debt obligations of ILFC. See also the discussions under “Operating Review: Financial Services Operations” and “Liquidity” herein.

     AGF fulfills its short term cash requirements through the issuance of commercial paper. The issuance of commercial paper is subject to the approval of AGF’s Board of Directors and is not guaranteed by AIG. AGF is a party to unsecured syndicated revolving credit facilities which, as of September 30, 2005, aggregated to $4.25 billion, consisting of $2.125 billion in a 364-day credit facility that expires in July 2006 and $2.125 billion in a five-year credit facility that expires in July 2010. The 364-day facility allows for the conversion by AGF of any outstanding loans at expiration into one-year term loans. The facilities can be used for general corporate purposes and also to provide backup for AGF’s commercial paper programs. AGF expects to replace or extend these credit facilities on or prior to their expiration. There are currently no borrowings under these AGF facilities, nor were any borrowings outstanding as of September 30, 2005.

     During the first nine months of 2005, AGF issued $4.69 billion fixed rate and variable rate medium term notes ranging in maturities from two to eight years. As of September 30, 2005, notes aggregating $17.16 billion were outstanding with maturity dates ranging from 2005 to 2014 at interest rates ranging from 1.50 percent to 7.50 percent. To the extent deemed appropriate, AGF may enter into swap transactions to manage its effective borrowing with respect to these notes.

     AGF’s other funding sources include private placement debt, retail note issuances and bank financings. In addition, AGF has become an established issuer of long-term debt in the international capital markets.

     Proceeds from the collection of finance receivables will be used to pay the principal and interest with respect to AGF’s debt. AIG does not guarantee any of the debt obligations of AGF. See also the discussion under “Operating Review: Financial Services Operations” and “Liquidity” herein.

     AIG Credit Company (Taiwan) and AIG Finance (Taiwan) Limited, both consumer finance subsidiaries in Taiwan, have issued commercial paper for the funding of their own operations. AIG does not guarantee the commercial paper issued by these subsidiaries.

Contractual Obligations and Other Commercial Commitments

The maturity schedule of AIG’s contractual obligations at September 30, 2005 was as follows:

(in millions)

		Payments due by Period

		Less	One	Four
		Than	Through	Through	After
	Total	One	Three	Five	Five
	Payments	Year	Years	Years	Years

Borrowings(a)	$93,938	$53,283	$13,587	$8,302	$18,766
Loss Reserves(b)	71,161	19,569	21,705	10,318	19,569
Insurance and investment contract liabilities(c)	49,741	8,662	15,131	12,369	13,579
Aircraft purchase commitments	20,129	1,372	11,843	6,547	367

Total	$234,969	$82,886	$62,266	$37,536	$52,281

(a)	Excludes commercial paper and obligations included as debt pursuant to FIN 46R.
(b)	Represents future loss and loss adjustment expense payments estimated based on historical loss development payment patterns.
(c)	Insurance and investment contract liabilities include various investment-type products with contractually scheduled maturities including periodic payments of a term certain nature and guaranteed maturities under guaranteed investment contracts. Items excluded from the table include (i) liabilities for future policy benefits of approximately $108 billion, and (ii) policyholder contract deposits of approximately $180 billion. Amounts excluded from the table are generally comprised of policies or contracts where (i) AIG is currently not making payments until the occurrence of an insurable event, such as death or disability, (ii) payments are conditional on survivorship, or (iii) the occurrence of a payment due to a surrender or other non-scheduled event out of AIG’s control. The determination of these liability amounts and timing of payment are not reasonably fixed and determinable. Significant uncertainties relating to these liabilities include mortality, morbidity, expenses, persistency, investment returns, inflation, and future policyholder elections as to benefits.

American International Group, Inc. and Subsidiaries

The maturity schedule of AIG’s other commercial commitments by segment at September 30, 2005 was as follows:

(in millions)

		Amount of Commitment Expiration

		Less	One	Four
	Total	Than	Through	Through	After
	Amounts	One	Three	Five	Five
	Committed	Year	Years	Years	Years

Letters of credit:
Life Insurance & Retirement Services	$185	$66	$3	$22	$94
DBG	191	103	88	–	–
Standby letters of credit:
Capital Markets	1,770	8	45	48	1,669
Guarantees:
Life Insurance & Retirement Services(a)	2,148	185	365	–	1,598
Aircraft Finance	201	–	106	8	87
Asset Management	199	147	52	–	–
Other commercial commitments(b):
Capital Markets(c)	16,210	468	2,654	2,903	10,185
Aircraft Finance(d)	1,331	–	126	862	343
Life Insurance & Retirement Services(e)	2,631	347	925	511	848
Asset Management	636	428	192	16	–
DBG(f)	1,520	–	–	–	1,520

Total	$27,022	$1,752	$4,556	$4,370	$16,344

(a)	Primarily AIG SunAmerica construction guarantees connected to affordable housing investments.
(b)	Excludes commitments with respect to pension plans. The annual pension contribution for 2005 is expected to range from $250 million to $400 million. See Note 8(b) of Notes to Consolidated Financial Statements.
(c)	Primarily liquidity facilities provided in connection with certain municipal swap transactions and collateralized bond obligations.
(d)	Primarily in connection with options to acquire aircraft.
(e)	Primarily AIG SunAmerica commitments to invest in partnerships.

(f)	Primarily commitments to invest in limited partnerships.

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

     As a result of the downgrades of AIG’s long-term senior debt ratings, AIG was required to post approximately $1.16 billion of collateral with counterparties to municipal guaranteed investment agreements and financial derivatives transactions. In the event of a further downgrade, AIG will be required to post additional collateral. It is estimated that, as of the close of business on October 31, 2005, based on AIG’s outstanding municipal guaranteed investment agreements and financial derivatives transactions as of such date, a further downgrade of AIG’s long-term senior debt ratings to ‘Aa3’ by Moody’s or ‘AA–’ by S&P would permit counterparties to call for approximately $1.29 billion of additional collateral. Further, additional downgrades could result in requirements for substantial additional collateral, which could have a material effect on how AIG manages its liquidity. The actual amount of additional collateral that AIG would be required to post to counterparties in the event of such downgrades depends on market conditions, the market value of the outstanding affected transactions and other factors prevailing at the time of the downgrade. The requirement to post additional collateral may increase if additional counterparties begin to require credit support from AIG through collateralization agreements. Additional obligations to post collateral will increase the demand on AIG’s liquidity.

Shareholders’ Equity

AIG’s consolidated shareholders’ equity increased $8.75 billion during the first nine months of 2005. During the first nine months of 2005, retained earnings increased $8.99 billion, resulting from net income less dividends. Unrealized appreciation of investments, net of taxes increased $241 million and the cumulative translation adjustment loss, net of taxes, increased $535 million. During the first nine months of 2005, there was a gain of $26 million, net of taxes, relating to derivative contracts designated as cash flow hedging instruments. See also the discussion under “Operating Review” and “Liquidity” herein and the Consolidated Statement of Comprehensive Income.

     AIG has in the past reinvested most of its unrestricted earnings in its operations and believes such continued reinvestment in the future will be adequate to meet any foreseeable capital needs. However, AIG may choose from time to

American International Group, Inc. and Subsidiaries
time to raise additional funds through the issuance of additional securities.

Stock Purchase

During the period January 1, 2005 through September 30, 2005, AIG purchased in the open market 2,477,100 shares of its common stock. AIG from time to time may buy shares of its common stock in the open market for general corporate purposes, including to satisfy its obligations under various employee benefit plans. At September 30, 2005, an additional 36,542,700 shares could be purchased under the then current authorization by AIG’s Board of Directors.

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

     AIG cannot predict whether the regulatory investigations currently underway or future regulatory issues will impair AIG’s financial condition, results of operations or liquidity. To AIG’s knowledge, no AIG company is currently on any regulatory or similar “watch list” with regard to solvency. However, as discussed under “Regulation and Supervision,” AIG has determined that dividends will not be declared or paid for the remainder of 2005 by its Domestic General Insurance subsidiaries. See also the discussion under “Liquidity” herein.

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

     In connection with its restatement, AIG undertook to examine and evaluate each of the items that have been restated or adjusted in its consolidated GAAP financial statements to determine whether restatement of the previously filed statutory financial statements of its insurance company subsidiaries would be required. In October and early November 2005, AIG completed its audited statutory financial statements for all of the Domestic General Insurance companies. The statutory accounting treatment of the various items requiring adjustment or restatement were reviewed and agreed to with the relevant state insurance regulators in advance of the filings. Adjustments necessary to reflect the cumulative effect on statutory surplus of adjustments relating to years prior to 2004 were made to 2004 opening surplus, and 2004 statutory net income was restated accordingly.

     Previously reported General Insurance statutory surplus at December 31, 2004 was reduced by approximately $3.5 billion to approximately $20.6 billion.

     Statutory capital of each company continued to exceed minimum company action level requirements following the adjustments, but AIG nonetheless contributed an additional $750 million of capital into American Home Assurance Company effective September 30, 2005. To enhance their current capital positions, AIG’s Domestic General Insurance subsidiaries have determined that dividends will not be declared or paid for the remainder of 2005. AIG believes it has the capital resources and liquidity to fund any necessary statutory capital contributions. AIG will review the capital position of its insurance company subsidiaries with various rating agencies and regulators to determine if additional capital contributions or other actions are warranted.

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

     AIG’s U.S. operations are negatively affected under guarantee fund assessment laws which exist in most states. As a result of operating in a state which has guarantee fund assessment laws, a solvent insurance company may be assessed for certain obligations arising from the insolvencies of other insurance companies which operated in that state. AIG generally records these assessments upon notice. Additionally, certain states permit at least a portion of the assessed amount to be used as a credit against a company’s future premium tax liabilities. Therefore, the ultimate net assessment cannot reasonably be estimated. The expense relating to guarantee fund assessments net of credits for the first nine months of 2005 was $97 million.

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

     Foreign insurance operations are individually subject to local solvency margin requirements that require maintenance of adequate capitalization, which AIG complies with by country. In addition, certain foreign locations, notably Japan, have established regulations that can result in guarantee fund assessments. These have not had a material effect on AIG’s operations.

Liquidity

AIG’s liquidity is primarily derived from the operating cash flows of its General and Life Insurance & Retirement Services operations. Management believes that AIG’s liquid assets, its net cash provided by operations, and access to short-term funding through commercial paper and bank credit facilities will enable it to meet any anticipated cash requirements.

     At September 30, 2005, AIG’s consolidated invested assets included $18.35 billion of cash and short-term investments. Consolidated net cash provided from operating activities in the first nine months of 2005 amounted to $23.08 billion.

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

     In addition to the combined insurance pretax operating cash flow, AIG’s insurance operations held $9.74 billion in cash and short-term investments at September 30, 2005. Operating cash flow and the cash and short-term balances held provided AIG’s insurance operations with a significant amount of liquidity.

     This liquidity is available, among other things, to purchase predominately high quality and diversified fixed income securities and, to a lesser extent, marketable equity securities, and to provide mortgage loans on real estate, policy loans and collateral loans. This cash flow coupled with proceeds of approximately $122 billion from the maturities, sales and redemptions of fixed income securities and from the sale of equity securities was used to purchase approximately $147 billion of fixed income securities and marketable equity securities during the first nine months of 2005.

     AIG’s major Financial Services operating subsidiaries consist of AIGFP, ILFC, AGF and AIGCFG. Sources of funds considered in meeting the liquidity needs of AIGFP’s operations include execution of guaranteed investment agreements, issuance of long-term and short-term debt, proceeds from maturities and sales of securities available for sale, securities sold under repurchase agreements, and securities and spot commodities sold but not yet purchased. ILFC, AGF and AIGCFG all utilize the commercial paper markets, bank loans and bank credit facilities as sources of liquidity. ILFC and AGF also fund in the

American International Group, Inc. and Subsidiaries
domestic and international capital markets without reliance on any guarantee from AIG. An additional source of liquidity for ILFC is the use of export credit facilities. AIGCFG also uses wholesale and retail bank deposits as sources of funds. On occasion, AIG has provided equity capital to ILFC, AGF and AIGCFG and provides intercompany loans to AIGCFG. AIG and its subsidiaries contributed $400 million to the capital of ILFC during the third quarter of 2005. Cash flow provided from operations is a major source of liquidity for AIG’s primary Financial Services operating subsidiaries.

     AIG, the parent company, funds its short-term working capital needs through commercial paper issued by AIG Funding. As of September 30, 2005, AIG Funding had $1.98 billion of commercial paper outstanding with an average maturity of 31 days. As additional liquidity, AIG parent has a $2 billion 364-day inter-company revolving credit facility provided by certain of its subsidiaries, a $1.375 billion 364-day revolving bank credit facility that expires in July 2006 and a $1.375 billion five year revolving bank credit facility that expires in July 2010. AIG parent’s primary sources of cash flow are dividends and loans from its subsidiaries. AIG parent’s primary uses of cash flow are for debt service and the payment of dividends to shareholders. As of September 30, 2005, including debt obligations of AGC that are guaranteed by AIG, remaining debt maturities due in 2005 totaled $500 million. See also Note 9 of Notes to Consolidated Financial Statements in AIG’s 2004 Annual Report on Form 10-K for additional information on debt maturities for AIG and its subsidiaries.

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

     AIG has guidelines with respect to the formation of and investment in SPVs and off balance sheet arrangements. In addition, AIG has expanded the responsibility of its Complex Structured Financial Transaction Committee (CSFT) to include the review of any transaction that could subject AIG to heightened legal, reputational, regulatory or other risk. See “Management’s Report on Internal Control Over Financial Reporting” in Item 9A of Part II included in AIG’s 2004 Annual Report Form 10-K for a further discussion of the CSFT.

     For additional information related to AIG’s activities with respect to VIEs and certain guarantees see “Recent Accounting Standards” herein and also Note 9 of Notes to Consolidated Financial Statements. Also, for additional disclosure regarding AIG’s commercial commitments (including guarantors), see “Contractual Obligations and Other Commercial Commitments” herein.

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

     In addition, AIGFP utilizes various credit enhancements, including letters of credit, guarantees, collateral, credit triggers, credit derivatives, and margin agreements to reduce the credit risk relating to its outstanding financial derivative

American International Group, Inc. and Subsidiaries
transactions. AIGFP requires credit enhancements in connection with specific transactions based on, among other things, the creditworthiness of the counterparties, and the transaction’s size and maturity.

     AIG’s Derivatives Review Committee provides an independent review of any proposed derivative transaction or program except those derivative transactions entered into by AIGFP with third parties. The committee examines, among other things, the nature and purpose of the derivative transaction, its potential credit exposure, if any, and the estimated benefits.

     FAS 133 requires that third-party derivatives used for hedging must be specifically matched with the underlying exposures to an outside third party and documented contemporaneously to qualify for hedge accounting treatment. In most cases, AIG did not meet these hedging requirements with respect to certain hedging transactions. Not meeting the requirements of FAS 133 does not result in any changes in AIG’s liquidity or its overall financial condition even though inter-period volatility of earnings is increased.

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

     AIG calculated the VaR with respect to the net fair value of each of AIG’s insurance segments as of September 30, 2005 and December 31, 2004. The VaR number represents the maximum potential loss that could be incurred with a 95 percent confidence (i.e., only 5 percent of historical scenarios show losses greater than the VaR figure) within a one-month holding period. AIG uses the historical simulation methodology that entails repricing all assets and liabilities under explicit changes in market rates within a specific historical time period. AIG uses the most recent three years of historical market information for interest rates, foreign exchange rates, and equity index prices. For each scenario, each transaction was repriced. Portfolio, business unit and finally AIG-wide scenario values are then calculated by netting the values of all the underlying assets and liabilities.

The following table presents the VaR on a combined basis and of each component of market risk for each of AIG’s insurance segments as of September 30, 2005 and December 31, 2004. Due to diversification effects, the combined VaR is always smaller than the sum of its components.

			Life Insurance &
			Retirement
	General Insurance		Services

(in millions)	2005	2004	2005	2004

Market risk:
Combined	$1,648	$1,396	$4,758	$5,024
Interest rate	1,777	1,563	4,438	4,750
Currency	123	139	560	478
Equity	666	727	982	1,024

American International Group, Inc. and Subsidiaries

The following table presents the average, high and low VaRs on a combined basis and of each component of market risk for each of AIG’s insurance segments as of September 30, 2005 and December 31, 2004. Due to diversification effects, the combined VaR is always smaller than the sum of its components.

	2005			2004

(in millions)	Average	High	Low	Average	High	Low

General Insurance:
Market risk:
Combined	$1,577	$1,672	$1,396	$1,299	$1,497	$1,100
Interest rate	1,753	1,931	1,563	1,407	1,591	1,173
Currency	124	139	111	111	139	88
Equity	680	727	654	744	797	688
Life Insurance & Retirement Services:
Market risk:
Combined	$4,792	$5,024	$4,626	$4,021	$5,024	$3,075
Interest rate	4,515	4,750	4,428	3,831	4,750	2,967
Currency	503	560	442	326	478	257
Equity	1,001	1,024	982	884	1,024	758

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

     ILFC is exposed to market risk and the risk of loss of fair value and possible liquidity strain resulting from adverse fluctuations in interest rates. As of September 30, 2005 and December 31, 2004, AIG statistically measured the loss of fair value through the application of a VaR model. In this analysis, the net fair value of Aircraft Finance operations was determined using the financial instrument assets which included the tax adjusted future flight equipment lease revenue, and the financial instrument liabilities which included the future servicing of the current debt. The estimated effect of the current derivative positions was also taken into account.

     AIG calculated the VaR with respect to the net fair value of Aircraft Finance operations using the historical simulation methodology, as previously described. As of September 30, 2005 and December 31, 2004, the average VaR with respect to the net fair value of Aircraft Finance operations was approximately $98 million and $70 million, respectively.

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

     The recorded values of these transactions may be different from the values that might be realized if AIGFP were required to sell or close out the transactions prior to maturity. AIG believes that such differences are not significant to results of operations, financial condition or liquidity. Such differences would be recognized immediately when the transactions are sold or closed out prior to maturity.

     AIGFP attempts to secure reliable and independent current market prices, such as published exchange prices, external subscription services such as from Bloomberg or Reuters or third-party broker quotes for use in this model. When such prices are not available, AIGFP uses an internal methodology which includes extrapolation from observable and verifiable prices nearest to the dates of the transactions. Historically, actual results have not deviated from these models in any material respect.

American International Group, Inc. and Subsidiaries

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

The following table presents the VaR on a combined basis and of each component of Capital Markets risk as of September 30, 2005 and December 31, 2004. Due to diversification effects, the combined VaR is always smaller than the sum of its components.

(in millions)	2005	2004

Combined	$13	$17
Interest rate	7	11
Currency	3	4
Equity	5	16
Commodity	6	7

The following table presents the average, high and low VaRs on a combined basis and of each component of Capital Markets risk as of September 30, 2005 and December 31, 2004. Due to diversification effects, the combined VaR is always smaller than the sum of its components.

	2005			2004

(in millions)	Average	High	Low	Average	High	Low

Combined	$14	$17	$13	$19	$24	$13
Interest rate	9	11	6	9	12	5
Currency	4	6	3	4	4	3
Equity	8	16	5	13	16	5
Commodity	8	10	6	6	7	4

Recent Accounting Standards

At the March 2004 meeting, the Emerging Issue Task Force (EITF) reached a consensus with respect to Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” On September 30, 2004, the FASB issued FASB Staff Position (FSP) EITF Issue 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” In November 2005, FASB issued FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which replaces the measurement and recognition guidance set forth in Issue No. 03-1 and codifies certain existing guidance on impairment.

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

     In March 2005, the FASB issued FSP FIN46R-5, “Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities.”

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

American International Group, Inc. and Subsidiaries

     At the June 2005 meeting, the EITF reached a consensus with respect to Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (formerly, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights”).

     On June 29, 2005, FASB issued Statement 133 Implementation Issue No. B38, “Embedded Derivatives: Evaluation of Net Settlement with Respect to the Settlement of a Debt Instrument through Exercise of an Embedded Put Option or Call Option.”

     On June 29, 2005, FASB issued Statement 133 Implementation Issue No. B39, “Application of Paragraph 13(b) to Call Options That Are Exercisable Only by the Debtor.”

     On September 19, 2005, FASB issued Statement of Position 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts.”

     For further discussion of these recent accounting standards and their application to AIG, see Note 9 of Notes to Consolidated Financial Statements.

Controls and Procedures

As of September 30, 2005, an evaluation was carried out by AIG’s management, with the participation of AIG’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of AIG’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on its evaluation, which included comparisons to the criteria in Internal Control – Integrated Framework – issued by the Committee of Sponsoring Organizations of the Treadway Commission, and in light of the previously identified material weaknesses in internal control over financial reporting described within the 2004 Annual Report on Form 10-K, AIG’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2005, AIG’s disclosure controls and procedures continued to be ineffective.

     Earlier in 2005, in connection with the preparation of AIG’s consolidated financial statements to be included in the 2004 Annual Report on Form 10-K, AIG’s current management initiated an internal review of AIG’s books and records, which was substantially expanded in mid-March 2005. As a result of the findings of that review, together with the results of investigations conducted by outside counsel at the request of AIG’s Audit Committee, and in consultation with AIG’s independent registered public accounting firm, AIG restated its audited consolidated financial statements for the years ended December 31, 2003, 2002, 2001 and 2000 and its unaudited condensed consolidated financial statements for the quarters ended March 31, June 30 and September 30, 2004 and 2003 and the quarter ended December 31, 2003.

     As announced on November 9, 2005, AIG identified certain errors, the preponderance of which were identified during the remediation of the material weaknesses in internal controls referred to in the Explanatory Note, principally relating to internal controls surrounding accounting for derivatives and related assets and liabilities under FAS 133, reconciliation of certain balance sheet accounts and income tax accounting. Due to the significance of these corrections, AIG will restate its audited consolidated financial statements for years ended December 31, 2004, 2003 and 2002, along with 2001 and 2000, for purposes of preparation of the Selected Consolidated Financial Data for 2001 and 2000, and unaudited condensed consolidated financial statements for the quarters ended March 31 and June 30, 2005 and the quarters ended March 31, June 30 and September 30, 2004 and 2003. AIG is actively engaged in the implementation of remediation efforts to address the material weaknesses in AIG’s internal control over financial reporting. AIG will disclose any further developments arising as a result of its remediation efforts in future filings with the SEC.

American International Group, Inc. and Subsidiaries

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

     The following supplements and amends AIG’s discussion set forth under “Legal Proceedings” in Part I, Item 3 of the 2004 Annual Report on Form 10-K, as updated by AIG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

     On July 8, 2005, Starr International Company, Inc. (SICO) filed a complaint against American International Group, Inc. in the United States District Court for the Southern District of New York. The complaint alleges that AIG is in the possession of items, including artwork, which SICO claims it owns, and seeks an ordered release of those items as well as actual, consequential, punitive and exemplary damages. On September 27, 2005, AIG filed its answer to SICO’s complaint denying SICO’s allegations and asserting counter-claims for breach of contract, unjust enrichment, conversion and breach of fiduciary duty relating to SICO’s breach of its commitment to use its AIG shares for the benefit of AIG and its employees. On October 17, 2005, SICO replied to AIG’s counter-claims and additionally sought a judgment declaring that SICO is neither a control person nor an affiliate of AIG for purposes of Schedule 13D under the Exchange Act and Rule 144 under the Securities Act, respectively. AIG responded to the SICO claims and sought a dismissal of SICO’s claims on November 7, 2005.

     Between October 19, 2004 and August 1, 2005, AIG or its subsidiaries were named as a defendant in thirteen complaints that were filed in federal court and two that were originally filed in state courts in Massachusetts and Florida. These cases generally allege that AIG and its subsidiaries violated federal and various state antitrust laws, as well as federal RICO laws, various state deceptive and unfair practice laws and certain state laws governing fiduciary duties. The alleged basis of these claims is that there was a conspiracy between insurance companies and insurance brokers with regard to the bidding practices for insurance coverage in certain sectors of the insurance industry. The Judicial Panel on Multidistrict Litigation entered an order consolidating most of these cases and transferring them to the United States District Court for the District of New Jersey. The remainder of these cases are in the process of being transferred to the District of New Jersey. On August 1, 2005, the plaintiffs in the multidistrict litigation filed a First Consolidated Amended Commercial Class Action Complaint, which, in addition to the previously named AIG defendants, names new AIG subsidiaries as defendants. Also on August 1, 2005, AIG and a subsidiary were named as defendants in a First Consolidated Amended Employee Benefits Complaint filed in the District of New Jersey that adds claims under ERISA. The two cases filed in Massachusetts and Florida state courts have been stayed in favor of the consolidated federal court proceeding.

     In April and May 2005, amended complaints were filed in the consolidated derivative and securities cases, as well as in one of the ERISA lawsuits, pending in the federal district court in the Southern District of New York adding allegations concerning AIG’s accounting treatment for non-traditional insurance products that have been the subject of AIG’s press releases and are described more fully in AIG’s 2004 Annual Report on Form 10-K. In September, a second amended complaint was filed in the consolidated securities cases adding allegations concerning AIG’s restatement described in the 2004 Annual Report on Form 10-K. Also in September, a new securities action complaint was filed in the Southern District of New York, asserting claims premised on the same allegations made in the consolidated cases. In September, a consolidated complaint was filed in the ERISA case pending in the Southern District of New York. Also in April, new derivative actions were filed in Delaware Chancery Court, and in July and August, two new derivative actions were filed in the Southern District of New York asserting claims duplicative of the claims made in the consolidated derivative action. In July, a second amended complaint was filed in the consolidated derivative case in the Southern District of New York, expanding upon accounting-related allegations, based upon the restatement in AIG’s 2004 Annual Report on Form 10-K and, in August, an amended consolidated complaint was filed. In June, the derivative cases in Delaware were consolidated. AIG’s Board of Directors has appointed a special committee of independent directors to review certain of the matters asserted in the derivative complaints. The court has approved an agreement staying the derivative cases pending in the Southern District of New York and in Delaware Chancery Court while the special committee of independent directors performs its work.

     AIG understands that some of its employees have received Wells notices in connection with previously disclosed SEC investigations of certain of AIG’s transactions or accounting practices. Under SEC procedures, a Wells notice is an indication that the SEC staff has made a preliminary decision to recommend enforcement action that provides recipients with an opportunity to respond to the SEC staff before a formal recommendation is finalized. AIG anticipates that additional current and former employees may receive similar notices in the future as the regulatory investigations proceed.

American International Group, Inc. and Subsidiaries

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

     The table below provides information with respect to purchases of AIG Common stock during the three months ended September 30, 2005.

				Maximum Number
			Total Number of	of Shares that May
			Shares Purchased	Yet Be Purchased
	Total	Average	as Part of Publicly	Under the Plans
	Number of	Price Paid	Announced Plans	or Programs
Period	Shares Purchased(1)	per Share	or Programs	at End of Month(2)

July 1 - 31, 2005	–	$–	–	36,542,700
August 1 - 31, 2005	–	–	–	36,542,700
September 1 - 30, 2005	–	–	–	36,542,700

Total	–	$–	–

(1)	Does not include 30,106 shares delivered or attested to in satisfaction of the exercise price by holders of AIG employee stock options exercised during the three months ended September 30, 2005.
(2)	On July 19, 2002, AIG announced that its Board of Directors had authorized the open market purchase of up to 10 million shares of common stock. On February 13, 2003, AIG announced that the Board had expanded the existing program through the authorization of an additional 50 million shares. The purchase program has no set expiration or termination date.

ITEM 4. Submission of Matters to a Vote of Security Holders

     At the Annual Meeting of Shareholders held on August 11, 2005, the Shareholders:

(a)	Elected fifteen directors as follows:

Nominee	Shares For	Shares Withheld

M. Bernard Aidinoff	1,423,478,283	936,884,986
Pei-yuan Chia	1,932,035,106	428,328,163
Marshall A. Cohen	1,179,979,229	1,180,384,040
William S. Cohen	2,028,646,699	331,716,570
Martin S. Feldstein	1,650,678,625	709,684,644
Ellen V. Futter	1,523,125,841	837,237,788
Stephen L. Hammerman	1,813,654,866	546,708,403
Carla A. Hills	1,924,692,325	435,670,944
Richard C. Holbrooke	1,503,484,083	856,879,186
Donald P. Kanak	1,563,545,352	796,817,917
George L. Miles, Jr.	2,163,431,622	196,931,647
Morris W. Offit	1,719,866,675	640,496,594
Martin J. Sullivan	1,711,860,761	648,502,508
Edmund S.W. Tse	2,016,348,641	344,014,628
Frank G. Zarb	1,590,712,015	769,651,254

(b)	Approved by a vote of 1,575,165,110 shares to 748,203,827 shares, with 36,994,332 abstaining, a proposal to ratify the selection of PricewaterhouseCoopers LLP as the independent registered public accounting firm for 2005.

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
(Registrant)

/s/ STEVEN J. BENSINGER

Steven J. Bensinger
Executive Vice President and Chief Financial Officer

Dated: November 14, 2005

EXHIBIT INDEX

Exhibit
Number	Description	Location

4	Instruments defining the rights of security holders, including indentures	Certain instruments defining the rights of holders of long-term debt securities of AIG and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. AIG hereby undertakes to furnish to the Commission, upon request, copies of any such instruments.
11	Statement re computation of per share earnings	Included in Note (4) of Notes to Consolidated Financial Statements.
12	Statement re computation of ratios of earnings to fixed charges	Filed herewith.
31	Rule 13a-14(a)/15d-14(a) Certifications	Filed herewith.
32	Section 1350 Certifications	Filed herewith.