Form 10-K/A
period 2004-12-31
AMERICAN INTERNATIONAL GROUP INC
filed 2006-03-16
CIK 5272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

Title of each class

None

    Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐         No ☑

    Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐         No ☑

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☐

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

    Large Accelerated Filer ☑         Accelerated Filer ☐         Non-Accelerated Filer ☐

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                   No ☑

    The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold as of June 30, 2004 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $148,570,190,000.

    As of March 31, 2005, there were outstanding 2,594,907,032 shares of Common Stock, $2.50 par value per share, of the registrant.

FORM 10-K/A :  1

Explanatory Note

Overview. This amendment to the Annual Report on Form 10-K for the year ended December 31, 2004 (2004 Annual Report on Form 10-K/ A) is being filed for the purpose of amending Items 1 and 3 of Part I, Items 6, 7, 7A, 8 and 9A of Part II and Item 15 of Part IV of the Annual Report on Form 10-K for the year ended December 31, 2004 of American International Group, Inc. (AIG), which was originally filed on May 31, 2005 (2004 Annual Report on Form 10-K), as well as Item 1 of Part I of AIG’s filings on Forms 10-Q/ A and 10-Q for the quarterly periods ended March 31, June 30 and September 30, 2004. All of the amendments are being filed to reflect the restatements of AIG’s financial results described herein. All other Items of the 2004 Annual Report on Form 10-K, as well as all other Items of the original filings on Forms 10-Q/ A and 10-Q for the quarterly periods ended March 31, June 30 and September 30, 2004, are unaffected by the changes described above and have been omitted from this amendment.

     Information in this 2004 Annual Report on Form 10-K/ A is generally stated as of December 31, 2004 and generally does not reflect any subsequent information or events other than the restatements described below and the fourth quarter 2004 changes in estimates described in Management’s Discussion and Analysis of Financial Condition and Results of Operations, except that certain forward looking statements throughout this 2004 Annual Report on Form 10-K/ A, “Certain Factors Affecting AIG’s Business” in Item 1 of Part I, “Legal Proceedings” in Item 3 of Part I and “Controls and Procedures” in Item 9A of Part II have been revised to reflect events and developments subsequent to December 31, 2004. Information regarding subsequent periods with respect to AIG will be contained in the Annual Report on Form 10-K for the year ended December 31, 2005 (2005 Annual Report on Form 10-K) and other filings with the Securities and Exchange Commission (SEC). This filing should be read and considered in conjunction with such filings.

     First Restatement. In connection with the preparation of AIG’s consolidated financial statements included in AIG’s 2004 Annual Report on Form 10-K, AIG’s management initiated an internal review of its books and records, which was substantially expanded in mid-March 2005 with the oversight of the Audit Committee of the Board of Directors of AIG. The review spanned AIG’s major business units globally, and included a number of transactions from 2000 to 2004. As disclosed in the 2004 Annual Report on Form 10-K, as a result of the findings of the internal review, together with the results of investigations by outside counsel at the request of AIG’s Audit Committee and in consultation with PricewaterhouseCoopers LLP, AIG’s independent registered public accounting firm, AIG restated its consolidated financial statements and financial statement schedules for the years ended December 31, 2003, 2002, 2001 and 2000, the quarters ended March 31, June 30 and September 30, 2004 and 2003 and the quarter ended December 31, 2003 (the First Restatement).

     AIG disclosed in its 2004 Annual Report on Form 10-K that it had identified a number of material weaknesses in internal control over financial reporting, including controls over certain balance sheet reconciliations, controls over the accounting for certain derivative transactions and controls over income tax accounting. AIG has been and continues to be actively engaged in the implementation of remediation efforts to address all of these material weaknesses in internal controls over financial reporting. See also “Controls and Procedures — Management’s Report on Internal Control Over Financial Reporting.”

     Second Restatement. As announced on November 9, 2005, AIG identified certain errors, the preponderance of which were identified during the remediation of the material weaknesses in internal controls over financial reporting referred to above, principally relating to internal controls surrounding accounting for derivatives and related assets and liabilities under Statement of Financial Accounting Standards No. 133 — “Accounting for Derivative Instruments and Hedging Activities” (FAS 133), reconciliation of certain balance sheet accounts and income tax accounting. AIG also announced it was correcting errors that were identified since the First Restatement, including those relating to the accounting for certain payments received from aircraft and engine manufacturers by International Lease Finance Corporation (ILFC), which were originally corrected in AIG’s Form 10-Q for the quarter ended June 30, 2005 (June 2005 Form 10-Q). The adjustments to correct the foregoing errors are referred to in this 2004 Annual Report on Form 10-K/A as the Initial Adjustments.

     In connection with the remediation of material weaknesses in internal controls over financial reporting referred to above, AIG identified certain additional errors, principally relating to internal controls over reconciliation of certain balance sheet accounts in the Domestic Brokerage Group (DBG). As a result, AIG is including further adjustments (the Additional Adjustments) in its restatement of the consolidated financial statements and financial statement schedules for the years ended December 31, 2004, 2003 and 2002, along with 2001 and 2000 for purposes of preparation of the Selected Consolidated Financial Data for 2001 and 2000, and quarterly financial information for 2004 and 2003 and will restate the first three quarters of 2005. The Initial Adjustments and the Additional Adjustments are referred to herein as the Second Restatement. AIG’s quarterly report on Form 10-Q for the quarter ended September 30, 2005 (September 2005 Form 10-Q) will not be amended because the Additional Adjustments to the financial statements included therein are not material to those financial statements.

     The financial information that is included in this 2004 Annual Report on Form 10-K/A has been restated as part of

2 : FORM 10-K/A

the First Restatement (as previously filed in the 2004 Annual Report on Form 10-K on May 31, 2005) and the Second Restatement (the Restatements).

     Subsequent Events. Prior to the date of this filing, AIG has announced subsequent events, which will be described fully in AIG’s 2005 Annual Report on Form 10-K and other filings with the SEC. Other than as included in Note 25 of Notes to Consolidated Financial Statements, the financial information contained in this 2004 Annual Report on Form 10-K/A does not reflect the subsequent events described below.

     On February 9, 2006, AIG announced that it has reached a resolution of claims and matters under investigation with the United States Department of Justice (DOJ), the SEC, the Office of the New York Attorney General (NYAG) and the New York State Department of Insurance (DOI). These settlements will result in an after-tax charge of approximately $1.15 billion to be recorded in the fourth quarter of 2005.

     The settlements resolve outstanding litigation filed by the SEC, NYAG and DOI against AIG and conclude negotiations with these authorities and the DOJ in connection with the accounting, financial reporting and insurance brokerage practices of AIG and its subsidiaries, as well as claims relating to the underpayment of certain workers compensation premium taxes and other assessments.

     As a result of these settlements, AIG will make payments totaling approximately $1.64 billion. A substantial portion of the monies will be available to resolve claims asserted in various regulatory and civil proceedings, including shareholder lawsuits.

     As part of these settlements, AIG has agreed to retain for a period of three years an independent consultant who will conduct a review that will include the adequacy of AIG’s internal controls over financial reporting and the remediation plan that AIG has implemented as a result of its own internal review.

     The settlements are described more fully under Item 3. Legal Proceedings.

     In addition, as announced previously, AIG commissioned Milliman Inc. (Milliman) to provide an independent, comprehensive review of the loss reserves of AIG’s principal property-casualty insurance operations, including an independent ground up study of AIG’s asbestos and environmental (A&E) exposures. The Milliman review encompassed nearly all of AIG’s carried loss reserves, other than those pertaining to the operations of Transatlantic Holdings, Inc. and 21st Century Insurance Group.

     After carefully considering the results of the Milliman review and AIG’s own actuarial analyses, AIG will take a fourth quarter 2005 after-tax charge to net income of approximately $1.2 billion, relating to an increase to its net reserve for losses and loss expenses of approximately $1.8 billion, or approximately 3 percent of its total General Insurance net reserve for losses and loss expenses. This net reserve increase comprises approximately $960 million for non-A&E reserves and approximately $870 million for A&E reserves.

     Loss reserves for DBG for non-A&E exposures will increase by approximately $1.4 billion. The reserve increase is attributable to adverse development from the directors and officers liability, excess casualty and excess workers compensation classes of business, including a provision for commuted reinsurance. Together, these three classes of business experienced approximately $4 billion of adverse development in 2005, primarily related to 2002 and prior accident years, offset by favorable development for the majority of DBG’s classes of business for accident years 2003 through 2005. Additionally, DBG will increase loss reserves for A&E by approximately $700 million, including a provision for insolvent reinsurers and commuted reinsurance.

     Loss reserves for AIG’s Foreign General business unit will be reduced by approximately $280 million. The net reduction of reserves in Foreign General reflects a reduction of approximately $450 million in non-A&E reserves, primarily related to financial lines, crisis management and property classes of business, partially offset by an increase of approximately $170 million in A&E reserves.

     AIG’s estimate of its total expected losses relating to third quarter 2005 catastrophe events included in the September 2005 Form 10-Q totaled approximately $1.6 billion after-tax. AIG also expects to record a fourth quarter after-tax charge of approximately $150 million, an increase of approximately 9.4 percent from the previous estimate, relating to adverse development from third quarter 2005 catastrophe events. In addition, AIG expects its after-tax insurance related losses from Hurricane Wilma, net of reinsurance recoverables and including net reinstatement premium costs, to be approximately $400 million for the fourth quarter 2005.

FORM 10-K/A :  3

TABLE OF CONTENTS

Page

PART I
Item 1.	Business	5
Item 3.	Legal Proceedings	20

PART II
Item 6.	Selected Financial Data	23
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	110
Item 8.	Financial Statements and Supplementary Data	110
Item 9A.	Controls and Procedures	226

PART IV
Item 15.	Exhibits and Financial Statement Schedules	229
SIGNATURES		230

4 : FORM 10-K/A

American International Group, Inc. and Subsidiaries

PART I

ITEM 1.	Business

American International Group, Inc. (AIG), a Delaware corporation, is a holding company which, through its subsidiaries, is engaged in a broad range of insurance and insurance-related activities in the United States and abroad. AIG’s primary activities include both General Insurance and Life Insurance & Retirement Services operations. Other significant activities include Financial Services and Asset Management. The principal General Insurance company subsidiaries are American Home Assurance Company (American Home), National Union Fire Insurance Company of Pittsburgh, Pa. (National Union), New Hampshire Insurance Company (New Hampshire), Lexington Insurance Company (Lexington), The Hartford Steam Boiler Inspection and Insurance Company (HSB), Transatlantic Reinsurance Company, American International Underwriters Overseas, Ltd. (AIUO) and United Guaranty Residential Insurance Company. Significant Life Insurance & Retirement Services operations include those conducted through American Life Insurance Company (ALICO), American International Reinsurance Company, Ltd. (AIRCO), American International Assurance Company, Limited together with American International Assurance Company (Bermuda) Limited (AIA), Nan Shan Life Insurance Company, Ltd. (Nan Shan), The Philippine American Life and General Insurance Company (Philamlife), AIG Star Life Insurance Co., Ltd. (AIG Star Life), AIG Edison Life Insurance Company (AIG Edison Life), AIG Annuity Insurance Company (AIG Annuity), the AIG American General Life Companies (AIG American General), American General Life and Accident Insurance Company (AGLA), The United States Life Insurance Company in the City of New York (USLIFE), The Variable Annuity Life Insurance Company (VALIC), SunAmerica Life Insurance Company (SunAmerica Life) and AIG SunAmerica Life Assurance Company. AIG’s Financial Services operations are conducted primarily through International Lease Finance Corporation (ILFC), AIG Financial Products Corp. and AIG Trading Group Inc. (AIGTG) and their respective subsidiaries (collectively referred to as AIGFP), and American General Finance, Inc. and its subsidiaries (AGF). AIG’s Asset Management operations include AIG SunAmerica Asset Management Corp. (SAAMCo) and AIG Global Asset Management Holdings Corp. (formerly known as AIG Global Investment Group, Inc.) and its subsidiaries and affiliated companies (AIG Global Investment Group). For information on AIG’s business segments, see Note 3 of Notes to Consolidated Financial Statements.

     All financial information herein gives effect to the Restatements and adjustments for changes in estimates described in Management’s Discussion and Analysis of Financial Condition and Results of Operations. As of March 31, 2005, beneficial ownership of approximately 12.0 percent, 2.0 percent and 1.8 percent of AIG common stock, was held by Starr International Company, Inc. (SICO), The Starr Foundation and C.V. Starr & Co., Inc. (Starr), respectively. For a discussion of AIG’s current relationship with Starr and SICO, see “Certain Factors Affecting AIG’s Business — The Relationships Between AIG and Starr and SICO.”

     At December 31, 2004, AIG and its subsidiaries had approximately 92,000 employees.

     AIG’s Internet address for its corporate website is www.aigcorporate.com. AIG makes available free of charge, through the Investor Information section of AIG’s corporate website, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). AIG also makes available on its corporate website copies of its charters for its Audit, Nominating and Corporate Governance and Compensation Committees, as well as its Corporate Governance Guidelines, Director Independence Standards and Director, Executive Officer and Senior Financial Officer Code of Business Conduct and Ethics.

     Throughout this 2004 Annual Report on Form 10-K/A, AIG presents its operations in the way it believes will be most meaningful, as well as most transparent. Certain of the measurements used by AIG management are “non-GAAP financial measures” under SEC rules and regulations. Statutory underwriting profit (loss) and combined ratios are determined in accordance with accounting principles prescribed by insurance regulatory authorities. For an explanation of why AIG management considers these “non-GAAP measures” useful to investors, see Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORM 10-K/A :  5

The following table shows the general development of the business of AIG on a consolidated basis, the contributions made to AIG’s consolidated revenues and operating income and the assets held, in the periods indicated, by its General Insurance, Life Insurance & Retirement Services, Financial Services and Asset Management operations and other realized capital gains (losses). For additional information, see Selected Financial Data, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes 1, 2 and 3 of Notes to Consolidated Financial Statements. AIG has restated its financial statements for 2004, 2003, 2002, 2001 and 2000. See Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Restatements of Previously Issued Financial Statements” for a description of the adjustments included in the Restatements and Selected Financial Data and Note 2 of Notes to Consolidated Financial Statements for a reconciliation of previously reported amounts to the restated amounts.

Years Ended December 31,	2004		2003	2002		2001		2000
(in millions)	(Restated)		(Restated)	(Restated)		(Restated)		(Restated)

General Insurance operations:
Gross premiums written	$52,046		$46,938	$36,678		$28,341		$24,410
Net premiums written	40,623		35,031	26,718		19,793		17,588
Net premiums earned	38,537		31,306	23,595		18,661		16,345
Underwriting profit (loss)(a)	(247	)(c)	1,975	(1,082	)(d)	(777	)(e)	(540)
Net investment income	3,196		2,566	2,350		2,551		2,697
Realized capital gains (losses)	228		(39)	(345)		(189)		(26)
Operating income	3,177	(c)	4,502	923	(d)	1,585	(e)	2,131
Identifiable assets	131,658		117,511	105,891		88,250		80,583

Loss ratio	78.8		73.1	83.1		79.3		79.1
Expense ratio	21.5		19.6	21.8		24.3		23.8

Combined ratio(b)	100.3	(c)	92.7	104.9	(d)	103.6	(e)	102.9

Life Insurance & Retirement Services operations:
GAAP premiums	28,088		23,496	20,694		19,600		17,702
Net investment income	15,269		12,942	11,243		10,451		10,022
Realized capital gains (losses)	43		240	(372)		(400)		33
Operating income	7,923		6,807	5,181		4,633	(f)	4,641
Identifiable assets	447,841		372,126	289,914		256,767		217,898
Insurance in-force at end of year	1,858,094		1,583,031	1,298,592		1,228,501		971,892
Financial Services operations:
Interest, lease and finance charges(g)	7,495		6,242	6,822		6,321		7,049
Operating income(g)	2,180		1,182	2,125		1,769		2,777
Identifiable assets	165,995		141,667	128,104		107,719		93,899
Asset Management operations:
Advisory and management fees and net investment income from GICs	4,714		3,651	3,467		3,565		3,125
Operating income	2,125		1,316	1,125		1,019		929
Identifiable assets	80,075		64,047	53,732		42,961		33,792
Other realized capital gains (losses)	(227)		(643)	(936)		(321)		(247)
Revenues(h)	97,666		79,421	66,171		59,958		56,700
Total operating income(i)	14,845		11,907	7,808		5,917		8,939
Total assets	801,145		675,602	561,598		490,614		422,709

(a)	Underwriting profit (loss), a Generally Accepted Accounting Principles (GAAP) measure, is statutory underwriting profit (loss) adjusted primarily for changes in the deferral of policy acquisition costs. This adjustment is necessary to present the financial statements in accordance with GAAP.
(b)	Calculated on a statutory basis, includes catastrophe losses of $1.05 billion, $83 million, $61 million, $867 million and $44 million in 2004, 2003, 2002, 2001 and 2000, respectively.
(c)	Includes fourth quarter 2004 increase of $850 million to net loss reserves reflecting the change in estimate for asbestos and environmental reserves.
(d)	In the fourth quarter of 2002, after completion of its annual review of General Insurance loss and loss adjustment expense reserves, AIG increased its net loss reserves relating to accident years 1997 through 2001 by $2.1 billion.
(e)	Includes $769 million in World Trade Center and related losses (WTC losses).
(f)	Includes $100 million in WTC losses.
(g)	Includes the unrealized gain (loss) attributable to hedging activities that do not qualify for hedge accounting treatment under FAS 133, including the related foreign exchange gains and losses. For 2004, 2003, 2002, 2001 and 2000, respectively, the amounts included in interest, lease and finance charges are $(122) million, $(1.01) billion, $220 million, $56 million and $1.17 billion, and the amounts included in Financial Services operating income are $(149) million, $(964) million, $240 million, $75 million and $1.17 billion. See also Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Restatements of Previously Issued Financial Statements.”
(h)	Represents the sum of General Insurance net premiums earned, Life Insurance & Retirement Services GAAP premiums, net investment income, Financial Services interest, lease and finance charges, Asset Management advisory and management fees and net investment income from Guaranteed Investment Contracts (GICs), and realized capital gains (losses).
(i)	Represents income before income taxes, minority interest and cumulative effect of accounting changes. Includes segment operating income and other realized capital gains (losses) presented above, as well as AIG Parent and other operations of $(333) million, $(1.26) billion, $(610) million, $(751) million and $(977) million in 2004, 2003, 2002, 2001 and 2000, respectively, and acquisition, restructuring and related charges of $(2.02) billion in 2001 and $(315) million in 2000.

6 : FORM 10-K/A

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

     DBG writes substantially all classes of business insurance, accepting such business mainly from insurance brokers. This provides DBG the opportunity to select specialized markets and retain underwriting control. Any licensed broker is able to submit business to DBG without the traditional agent-company contractual relationship, but such broker usually has no authority to commit DBG to accept a risk. Through 2004 AIG used managing general agents owned by Starr to produce business in certain lines.

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

     AIG’s Foreign General Insurance group accepts risks primarily underwritten through American International Underwriters (AIU), a marketing unit consisting of wholly owned agencies and insurance companies. The Foreign General Insurance group also includes business written by AIG’s foreign-based insurance subsidiaries. The Foreign General group uses various marketing methods and multiple distribution channels to write both business and personal lines insurance with certain refinements for local laws, customs and needs. AIU operates in Asia, the Pacific Rim, the United Kingdom, Europe, Africa, the Middle East and Latin America. See also Note 3 of Notes to Consolidated Financial Statements.

     During 2004, DBG and the Foreign General Insurance group accounted for 55.4 percent and 23.2 percent, respectively, of AIG’s General Insurance net premiums written.

     AIG’s General Insurance company subsidiaries worldwide operate primarily by underwriting and accepting risks for their direct account and securing reinsurance on that portion of the risk in excess of the limit which they wish to retain. This operating policy differs from that of many insurance companies that will underwrite only up to their net retention limit, thereby requiring the broker or agent to secure commit-

FORM 10-K/A :  7

ments from other underwriters for the remainder of the gross risk amount.

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

     The utilization of reinsurance is closely monitored by senior management and AIG’s Credit Risk Committee. AIG believes that no exposure to a single reinsurer represents an inappropriate concentration of risk to AIG, nor is AIG’s business substantially dependent upon any reinsurance contract. See also Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 5 of Notes to Consolidated Financial Statements.

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

     Loss reserves established with respect to foreign business are set and monitored in terms of the respective local or functional currency. Therefore, no assumption is included for changes in currency rates. See also Note 1(w) of Notes to Consolidated Financial Statements.

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

     As a result of its internal review and remediation efforts, AIG has determined that its carried reserves for net losses and loss expenses are required to be restated and adjusted. The tables below present those amounts as so restated and adjusted. In addition, AIG has increased the reserves for asbestos and environmental exposures included within the reserve for net losses and loss expenses by $850 million in the fourth quarter of 2004 to reflect a change in estimate. See Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Restatements of Previously Issued Financial Statements,” “Fourth Quarter 2004 Changes in Estimates” and “Operating Review – Asbestos and Environmental Reserves.” See also Notes 1(cc) and 2 of Notes to Consolidated Financial Statements.

     The “Analysis of Consolidated Losses and Loss Expense Reserve Development” table presents the development of net losses and loss expense reserves for calendar years 1994 through 2004. Immediately following this table is a second table that presents all data on a basis that excludes asbestos and environmental net losses and loss expense reserve development. The opening reserves held are shown at the top of the table for each year end date. The amount of loss reserve discount included in the opening reserve at each date is shown immediately below the reserves held for each year. The undiscounted reserve at each date is thus the sum of the discount and the reserve held. The upper half of the table shows the cumulative amounts paid during successive years related to the undiscounted opening loss reserves. For example, in the table that excludes asbestos and environmental losses, with respect to the net losses and loss expense reserve of $20.73 billion as of December 31, 1997, by the end of 2004 (seven years later) $18.97 billion had actually been paid in settlement of these net loss reserves. In addition, as

8 : FORM 10-K/A

American International Group, Inc. and Subsidiaries

reflected in the lower section of the table, the original reserve of $20.73 billion was reestimated to be $21.84 billion at December 31, 2004. This increase from the original estimate would generally result from a combination of a number of factors, including reserves being settled for larger amounts than originally estimated. The original estimates will also be increased or decreased as more information becomes known about the individual claims and overall claim frequency and severity patterns. The redundancy (deficiency) depicted in the table, for any particular calendar year, shows the aggregate change in estimates over the period of years subsequent to the calendar year reflected at the top of the respective column heading. For example, the deficiency of $2.19 billion at December 31, 2004 related to December 31, 2003 net losses and loss expense reserves of $37.08 billion represents the cumulative amount by which reserves for 2003 and prior years have developed deficiently during 2004. The deficiency that has emerged in the last year can be attributed primarily to approximately $750 million in development from claims for accident year 2002 and prior for D&O, and $500 million in development from claims for accident year 2000 and prior for excess casualty. Additionally, the general reinsurance operations of Transatlantic accounted for approximately $300 million of the adverse development in the latest year. Other classes of business contributed deficiencies or redundancies of lesser amounts. For most other classes, accident years 2001 and prior generally produced adverse development in the latest year, whereas accident year 2003 generally produced favorable development. In total, the favorable development for accident year 2003 was approximately $1.5 billion. The accident year emergence can be seen by comparing the respective development in 2004 for each column’s loss reserve in the table that follows. Loss development patterns utilized to test the reserves generally rely on the actual historical loss development patterns of prior accident years for each class of business. Additionally, as shown in the table excluding asbestos and environmental losses below, loss emergence from year end 1994 and 1995 has been favorable on an inception-to-date basis through year end 2004. Loss cost trends deteriorated significantly in the late 1990’s, creating the adverse development for years after 1996.

     The bottom of each table below shows the remaining undiscounted and discounted net loss reserve for each year. For example, in the table that excludes asbestos and environmental losses, for the 2000 year-end, the remaining undiscounted reserves held as of December 31, 2004 are $8.66 billion, with a corresponding discounted net reserve of $8.06 billion.

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

FORM 10-K/A :  9

Analysis of Consolidated Losses and Loss Expense Reserve Development

The following table presents for each calendar year the losses and loss expense reserves and the development thereof including those with respect to asbestos and environmental claims. As a result of the internal review and remediation efforts discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, the amounts of carried reserves and the liabilities reestimated have been restated or adjusted for all periods presented. See also Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004
(in millions)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)

Net Reserves Held	$18,754	$19,755	$20,496	$20,901	$25,418	$25,636	$25,684	$26,005	$29,347	$36,228	$47,254
Discount (in Reserves Held)	157	217	393	619	897	1,075	1,287	1,423	1,499	1,516	1,553
Net Reserves Held (Undiscounted)	18,911	19,972	20,889	21,520	26,315	26,711	26,971	27,428	30,846	37,744	48,807
Paid (Cumulative) as of:
One year later	4,922	5,416	5,712	5,607	7,205	8,266	9,709	11,007	10,775	12,163
Two years later	8,338	8,982	9,244	9,754	12,382	14,640	17,149	18,091	18,589
Three years later	10,702	11,363	11,943	12,939	16,599	19,901	21,930	23,881
Four years later	12,541	13,108	14,152	15,484	20,263	23,074	26,090
Five years later	13,868	14,667	16,077	17,637	22,303	25,829
Six years later	15,036	16,120	17,551	18,806	24,114
Seven years later	16,079	17,212	18,415	19,919
Eight years later	16,947	17,792	19,200
Nine years later	17,359	18,379
Ten years later	17,806

(in millions)	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004

Net Reserves Held (undiscounted)	$18,911	$19,972	$20,889	$21,520	$26,315	$26,711	$26,971	$27,428	$30,846	$37,744	$48,807
Undiscounted Liability Restated as of:
One year later	18,522	19,782	20,795	21,563	25,897	26,358	26,979	31,112	32,913	40,931
Two years later	18,672	19,866	20,877	21,500	25,638	27,023	30,696	33,363	37,583
Three years later	18,900	19,865	20,994	21,264	26,169	29,994	32,732	37,964
Four years later	18,977	20,143	20,776	21,485	28,021	31,192	36,210
Five years later	19,173	19,991	20,917	22,405	28,607	33,910
Six years later	19,161	19,950	21,469	22,720	30,632
Seven years later	19,119	20,335	21,671	24,209
Eight years later	19,444	20,558	22,986
Nine years later	19,622	21,736
Ten years later	20,763
Net Redundancy/(Deficiency)	(1,852)	(1,764)	(2,097)	(2,689)	(4,317)	(7,199)	(9,239)	(10,536)	(6,737)	(3,187)
Remaining Reserves (Undiscounted)	2,957	3,357	3,786	4,289	6,517	8,081	10,121	14,083	18,994	28,768
Remaining Discount	205	240	281	332	404	490	596	789	915	1,139
Remaining Reserves	2,752	3,117	3,505	3,957	6,113	7,591	9,525	13,294	18,079	27,629

The table below shows the gross liability (before discount), reinsurance recoverable and net liability recorded at each year-end and the reestimation of these amounts as of December 31, 2004.

(in millions)	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004

Gross Liability, End of Year	$30,982	$32,298	$32,605	$32,049	$36,973	$37,278	$39,222	$42,629	$48,173	$53,387	$63,431
Reinsurance Recoverable, End of Year	12,071	12,326	11,716	10,529	10,658	10,567	12,251	15,201	17,327	15,643	14,624
Net Liability, End of Year	18,911	19,972	20,889	21,520	26,315	26,711	26,971	27,428	30,846	37,744	48,807
Reestimated Gross Liability	34,495	36,553	37,226	39,088	47,229	51,337	55,241	57,301	56,711	57,366
Reestimated Reinsurance Recoverable	13,732	14,817	14,240	14,879	16,597	17,427	19,031	19,337	19,128	16,435
Reestimated Net Liability	20,763	21,736	22,986	24,209	30,632	33,910	36,210	37,964	37,583	40,931
Cumulative Gross Redundancy/(Deficiency)	(3,513)	(4,255)	(4,621)	(7,039)	(10,256)	(14,059)	(16,019)	(14,672)	(8,538)	(3,978)

10 : FORM 10-K/A

American International Group, Inc. and Subsidiaries

Analysis of Consolidated Losses and Loss Expense Reserve Development Excluding Asbestos and Environmental Losses and Loss Expense Reserve Development

The following table presents for each calendar year the losses and loss expense reserves and the development thereof excluding those with respect to asbestos and environmental claims. As a result of the internal review and remediation efforts discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, the amounts of carried reserves and the liabilities reestimated have been restated or adjusted for all periods presented. See also Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004
(in millions)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)

Net Reserves Held	$18,424	$19,247	$19,753	$20,113	$24,554	$24,745	$24,829	$25,286	$28,650	$35,559	$45,742
Discount (in Reserves Held)	157	217	393	619	897	1,075	1,287	1,423	1,499	1,516	1,553
Net Reserves Held (Undiscounted)	18,581	19,464	20,146	20,732	25,451	25,820	26,116	26,709	30,149	37,075	47,295
Paid (Cumulative) as of:
One year later	4,847	5,309	5,603	5,467	7,084	8,195	9,515	10,861	10,632	11,999
Two years later	8,156	8,771	8,996	9,500	12,190	14,376	16,808	17,801	18,283
Three years later	10,417	11,013	11,582	12,618	16,214	19,490	21,447	23,430
Four years later	12,117	12,645	13,724	14,972	19,732	22,521	25,445
Five years later	13,332	14,139	15,460	16,983	21,630	25,116
Six years later	14,435	15,404	16,792	18,014	23,282
Seven years later	15,291	16,355	17,519	18,972
Eight years later	16,018	16,798	18,149
Nine years later	16,294	17,230
Ten years later	16,588

(in millions)	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004

Net Reserves Held (undiscounted)	$18,581	$19,464	$20,146	$20,732	$25,451	$25,820	$26,116	$26,709	$30,149	$37,075	$47,295
Undiscounted Liability Restated as of:
One year later	17,940	18,937	19,904	20,576	24,890	25,437	26,071	30,274	32,129	39,261
Two years later	17,758	18,883	19,788	20,385	24,602	26,053	29,670	32,438	35,803
Three years later	17,848	18,680	19,777	20,120	25,084	28,902	31,619	36,043
Four years later	17,723	18,830	19,530	20,301	26,813	30,014	34,102
Five years later	17,793	18,651	19,633	21,104	27,314	31,738
Six years later	17,755	18,574	20,070	21,336	28,345
Seven years later	17,676	18,844	20,188	21,836
Eight years later	17,888	18,984	20,515
Nine years later	17,982	19,173
Ten years later	18,136
Net Redundancy/(Deficiency)	445	291	(369)	(1,104)	(2,894)	(5,918)	(7,986)	(9,334)	(5,654)	(2,186)
Remaining Reserves (undiscounted)	1,547	1,942	2,366	2,864	5,063	6,621	8,656	12,613	17,519	27,263
Remaining Discount	205	240	281	332	404	490	596	789	915	1,139
Remaining Reserves	1,342	1,702	2,085	2,532	4,659	6,131	8,060	11,824	16,604	26,124

The table below shows the gross liability (before discount), reinsurance recoverable and net liability recorded at each year-end and the reestimation of these amounts as of December 31, 2004.

(in millions)	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004

Gross Liability, End of Year	$29,568	$30,356	$30,302	$29,740	$34,474	$34,666	$36,777	$40,400	$46,036	$51,363	$59,897
Reinsurance Recoverable, End of Year	10,987	10,892	10,156	9,008	9,023	8,846	10,661	13,691	15,887	14,288	12,602
Net Liability, End of Year	18,581	19,464	20,146	20,732	25,451	25,820	26,116	26,709	30,149	37,075	47,295
Reestimated Gross Liability	26,850	29,251	30,325	32,631	41,100	45,614	50,038	52,624	52,377	53,439
Reestimated Reinsurance Recoverable	8,714	10,078	9,810	10,795	12,755	13,876	15,936	16,581	16,574	14,178
Reestimated Net Liability	18,136	19,173	20,515	21,836	28,345	31,738	34,102	36,043	35,803	39,261
Cumulative Gross Redundancy/(Deficiency)	2,718	1,105	(23)	(2,891)	(6,626)	(10,948)	(13,261)	(12,224)	(6,341)	(2,076)

FORM 10-K/A :  11

Reconciliation of Net Reserves for Losses and Loss Expenses

	2004		2003		2002
(in millions)	(Restated)		(Restated)		(Restated)

Net reserve for losses and loss expenses at beginning of year	$36,228		$29,347		$26,005
Foreign exchange effect	524		580		195
Acquisition	–		391	(a)	–

Losses and loss expenses incurred:
Current year	26,793		20,509		15,648
Prior years(b)	3,564	(c)	2,363		3,964

	30,357		22,872		19,612

Losses and loss expenses paid:
Current year	7,692		6,187		5,458
Prior years	12,163		10,775		11,007

	19,855		16,962		16,465

Net reserve for losses and loss expenses at end of year(d)	$47,254		$36,228		$29,347

(a)	Reflects the opening balances with respect to the GE U.S.-based auto and home insurance business acquired in 2003.
(b)	Includes accretion of discount of $377 million in 2004, $296 million in 2003 and $280 million in 2002.

(c)	Includes fourth quarter charge of $850 million attributable to the change in estimate for asbestos and environmental reserves.

(d)	See also Note 6(a) of Notes to Consolidated Financial Statements.

     For further discussion regarding net reserves for losses and loss expenses, see Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     The adjustments made to the reserve for losses and loss expenses resulting from the internal review, including the fourth quarter 2004 charge attributable to a change in estimate for asbestos and environmental exposures, were restated or adjusted in the Annual Statements filed with state insurance departments and, where appropriate, with foreign regulatory authorities. In addition, because not all of AIG’s General Insurance operations are subject to regulatory filing requirements by the states, there are differences between the sum of reserves for losses and loss expenses as filed with the states and the reserves for losses and loss expenses as reported in AIG’s Consolidated Balance Sheet at December 31, 2004. See also Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 of Notes to Consolidated Financial Statements.

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

     Life Insurance & Retirement Services operations in foreign countries comprised 78.0 percent of Life Insurance & Retirement Services GAAP premiums and 61.2 percent of Life Insurance & Retirement Services operating income in 2004. AIG operates overseas principally through ALICO, AIA, Nan Shan, Philamlife, AIG Star Life, and AIG Edison Life. ALICO is incorporated in Delaware and all of its business is written outside of the United States. ALICO has operations either directly or through subsidiaries in Europe, Latin America, the Caribbean, the Middle East, South Asia and the Far East, with Japan being the largest territory. AIG added significantly to its presence in Japan with the acquisition of GE Edison Life Insurance Company (now AIG Edison Life), which was consolidated beginning with the fourth quarter of 2003. AIA operates primarily in China (including Hong Kong), Singapore, Malaysia, Thailand, Korea, Australia, New Zealand, Vietnam, and India. The operations in India are conducted through a joint venture, Tata AIG Life Insurance Company Limited. Nan Shan operates in Taiwan. Philamlife is the largest life insurer in the Philippines. AIG Star Life operates in Japan. See also Note 3 of Notes to Consolidated Financial Statements.

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

12 : FORM 10-K/A

American International Group, Inc. and Subsidiaries

     AIG’s principal domestic Life Insurance & Retirement Services operations include AGLA, AIG American General, AIG Annuity, USLIFE, VALIC and SunAmerica Life. These companies utilize multiple distribution channels including independent producers, brokerage, career agents and banks to offer life insurance, annuity and accident and health products and services as well as financial and investment products. The domestic Life Insurance & Retirement Services operations comprised 22.0 percent of total Life Insurance & Retirement Services GAAP premiums and 38.8 percent of Life Insurance & Retirement Services operating income in 2004.

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

Insurance Investment Operations

A significant portion of AIG’s General Insurance and Life Insurance & Retirement Services operating revenues are derived from AIG’s insurance investment operations. See also Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes 1, 3 and 8 of Notes to Consolidated Financial Statements.

The following table summarizes the investment results of the General Insurance operations. See also Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 8 of Notes to Consolidated Financial Statements.

	Annual Average Cash and Invested Assets

	Cash
	(including			Return on		Return on
Years Ended December 31,	short-term	Invested		Average Cash		Average
(in millions)	invetments)	Assets(a)	Total	and Assets		Assets

2004 (Restated)	$2,012	$73,338	$75,350	4.2	%(b)	4.4	%(c)
2003 (Restated)	1,818	59,855	61,673	4.2	(b)	4.3	(c)
2002 (Restated)	1,537	47,477	49,014	4.8	(b)	5.0	(c)
2001 (Restated)	1,338	41,481	42,819	6.0	(b)	6.2	(c)
2000 (Restated)	1,152	39,687	40,839	6.6	(b)	6.8	(c)

(a)	Including investment income due and accrued, and real estate.
(b)	Net investment income divided by the annual average sum of cash and invested assets.
(c)	Net investment income divided by the annual average invested assets.

The following table summarizes the investment results of the Life Insurance & Retirement Services operations. See also Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 8 of Notes to Consolidated Financial Statements.

	Annual Average Cash and Invested Assets

	Cash
	(including			Return on		Return on
Years Ended December 31,	short-term	Invested		Average Cash		Average
(in millions)	invetments)	Assets(a)	Total	and Assets		Assets

2004 (Restated)	$5,089	$307,659	$312,748	4.9	%(b)	5.0	%(c)
2003 (Restated)	4,680	247,608	252,288	5.1	(b)	5.2	(c)
2002 (Restated)	3,919	199,750	203,669	5.5	(b)	5.6	(c)
2001 (Restated)	3,615	162,708	166,323	6.3	(b)	6.4	(c)
2000 (Restated)	4,644	137,947	142,591	7.0	(b)	7.3	(c)

(a)	Including investment income due and accrued, and real estate.
(b)	Net investment income divided by the annual average sum of cash and invested assets.
(c)	Net investment income divided by the annual average invested assets.

FORM 10-K/A :  13

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

     Aircraft Finance operations represent the operations of ILFC, which engages primarily in the acquisition of commercial jet aircraft and the leasing and remarketing of such aircraft to airlines around the world. ILFC also provides, for a fee, fleet management services to certain third-party operators. See also Note 3 of Notes to Consolidated Financial Statements.

     During the third quarter of 2003, AIG integrated the operations of AIG Trading Group Inc. with AIG Financial Products Corp., establishing the Capital Markets reporting unit. AIGFP engages as principal in standard and customized interest rate, currency, equity, commodity, and credit products with top-tier corporations, financial institutions, governments, agencies, institutional investors, and high-net-worth individuals throughout the world. AIGFP also raises funds through municipal reinvestment contracts and other private and public security offerings, investing the proceeds in a diversified portfolio of high grade securities and derivative transactions. AIGFP engages in various commodity and foreign exchange trading and market-making activities. See also Note 3 of Notes to Consolidated Financial Statements.

     Consumer Finance operations include AGF as well as AIG Consumer Finance Group, Inc. (AIGCFG). See also Note 3 of Notes to Consolidated Financial Statements.

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

     Imperial A.I. Credit Companies also contribute to Financial Services income. This operation engages principally in insurance premium financing for both AIG’s customers and those of other insurers. See also Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 of Notes to Consolidated Financial Statements.

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

     AIG’s principal Asset Management operations are conducted through certain subsidiaries of AIG Retirement Services, Inc. (AIG SunAmerica), including SAAMCo and the AIG Advisor Group broker dealers and AIG Global Investment Group. AIG SunAmerica sells and manages mutual funds and provides financial advisory services through independent-contractor registered representatives. AIG Global Investment Group manages invested assets on a global basis for third-party institutional, retail, private equity and real estate investment funds, provides securities lending and custodial services and organizes and manages the invested assets of institutional private equity investment funds. Each of these subsidiary operations receives fees for investment products and services provided. See also Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 3 of Notes to Consolidated Financial Statements.

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

14 : FORM 10-K/A

American International Group, Inc. and Subsidiaries

International Technology Enterprises, Inc. provides information technology and processing services to businesses worldwide. Mt. Mansfield Company, Inc. owns and operates the ski slopes, lifts, school and an inn located at Stowe, Vermont.

Additional Investments

AIG holds a 24.3 percent interest in IPC, a reinsurance holding company, a 23.4 percent interest in AWAC, a property-casualty insurance holding company, and a 24.5 percent interest in The Fuji Fire and Marine Insurance Co., Ltd., a general insurance company. See also Note 1(q) of Notes to Consolidated Financial Statements.

Locations of Certain Assets

As of December 31, 2004, approximately 31 percent of the consolidated assets of AIG were located in foreign countries (other than Canada), including $4.1 billion of cash and securities on deposit with foreign regulatory authorities. Foreign operations and assets held abroad may be adversely affected by political developments in foreign countries, including such possibilities as tax changes, nationalization, and changes in regulatory policy, as well as by consequence of hostilities and unrest. The risks of such occurrences and their overall effect upon AIG vary from country to country and cannot easily be predicted. If expropriation or nationalization does occur, AIG’s policy is to take all appropriate measures to seek recovery of such assets. Certain of the countries in which AIG’s business is conducted have currency restrictions which generally cause a delay in a company’s ability to repatriate assets and profits. See also “Certain Factors Affecting AIG’s Business — Foreign Operations” and Notes 1 and 3 of Notes to Consolidated Financial Statements.

Regulation

AIG’s operations around the world are subject to regulation by many different types of regulatory authorities, including insurance, securities, investment advisory, banking and thrift regulators in the United States and abroad. The regulatory environment can have a significant effect on AIG and its business. AIG’s operations have become more diverse and consumer-oriented, increasing the scope of regulatory supervision and the possibility of intervention. In addition, the investigations into financial accounting practices that led to the First Restatement of AIG’s financial statements have heightened regulatory scrutiny of AIG worldwide. See “Certain Factors Affecting AIG’s Business – Regulatory Investigations” and Note 2 of Notes to Consolidated Financial Statements.

     Certain states require registration and periodic reporting by insurance companies that are licensed in such states and are controlled by other corporations. Applicable legislation typically requires periodic disclosure concerning the corporation that controls the registered insurer and the other companies in the holding company system and prior approval of intercorporate services and transfers of assets (including in some instances payment of dividends by the insurance subsidiary) within the holding company system. AIG’s subsidiaries are registered under such legislation in those states that have such requirements. See also Note 11 of Notes to Consolidated Financial Statements.

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

     In connection with its First Restatement, AIG undertook to examine and evaluate each of the items that have been restated or adjusted in its consolidated GAAP financial statements to determine whether restatement of the previously filed statutory financial statements of its insurance company subsidiaries would be required. In October and early November 2005, AIG completed its audited statutory financial statements for all of the Domestic General Insurance companies. The statutory accounting treatment of the various items requiring adjustment or restatement was reviewed and agreed to with the relevant state insurance regulators in advance of the filings. Adjustments necessary to reflect the cumulative effect on statutory surplus of adjustments relating to years prior to 2004 were made to 2004 opening surplus, and 2004 statutory net income was restated accordingly. Previously reported General Insurance statutory surplus at December 31, 2004 was reduced by approximately $3.5 billion to approximately $20.6 billion. The state regulators have also permitted the Domestic General Insurance companies to record a $724 million reduction to opening statutory surplus as of January 1, 2005 to reflect the effects of the Second Restatement.

FORM 10-K/A :  15

     AIG’s insurance operations are currently under review by various state regulatory agencies. See Item 3. Legal Proceedings for a further description of these investigations and see “Certain Factors Affecting AIG’s Business – Regulatory Investigations” for more information on their application to AIG’s insurance businesses.

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

     To the extent that any of AIG’s insurance entities would fall below prescribed levels of surplus, it would be AIG’s intention to infuse necessary capital to support that entity. In some cases, AIG is contractually obligated to contribute capital to insurance subsidiaries in DBG.

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

     AIG’s strong ratings have historically provided a competitive advantage. The effect on the business of AIG of recent regulatory investigations, the Restatements, and subsequent ratings actions is currently unknown, but these developments may adversely affect the competitive position of AIG and its subsidiaries. See “Certain Factors Affecting AIG’s Business — AIG’s Credit Ratings.”

Certain Factors Affecting AIG’s Business

AIG’s Credit Ratings

     The downgrades in AIG’s credit ratings will increase AIG’s borrowing costs, may lessen AIG’s ability to compete in certain businesses and will require AIG to post additional collateral.

     From March through June of 2005, the major rating agencies downgraded AIG’s ratings in a series of actions. Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. (S&P), lowered the long-term senior debt and counterparty ratings of AIG from ‘AAA’ to ‘AA’ and changed

16 : FORM 10-K/A

American International Group, Inc. and Subsidiaries

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

     These ratings actions have affected and will continue to affect AIG’s business and results of operations in a number of ways.

•	Downgrades in AIG’s debt ratings will adversely affect AIG’s results of operations. AIG relies on external sources of financing to fund several of its operations. The cost and availability of unsecured financing are generally dependent on the issuer’s long-term and short-term debt ratings. These downgrades and any future downgrades in AIG’s debt ratings may adversely affect AIG’s borrowing costs and therefore adversely affect AIG’s results of operations.

•	The downgrade in AIG’s long-term senior debt ratings will adversely affect AIGFP’s ability to compete for certain businesses. Credit ratings are very important to the ability of financial institutions to compete in the derivative and structured transaction marketplaces. Historically, AIG’s triple-A ratings provided AIGFP a competitive advantage. The downgrades have reduced this advantage and, for specialized financial transactions that generally are conducted only by triple-A rated financial institutions, counterparties may be unwilling to transact business with AIGFP except on a secured basis. This could require AIGFP to post more collateral to counterparties in the future. See below for a further discussion of the effect that posting collateral may have on AIG’s liquidity.

•	Although the financial strength ratings of AIG’s insurance company subsidiaries remain high compared to many of their competitors, the downgrades have reduced the previous ratings differential. The competitive advantage of the ratings to AIG’s insurance company subsidiaries may be lessened accordingly.

•	As a result of the downgrades of AIG’s long-term senior debt ratings, AIG has been required to post approximately $1.16 billion of collateral with counterparties to municipal guaranteed investment contracts and financial derivatives transactions. In the event of a further downgrade, AIG will be required to post additional collateral. It is estimated that, as of the close of business on February 28, 2006, based on AIG’s outstanding municipal guaranteed investment agreements and financial derivatives transactions as of such date, a further downgrade of AIG’s long-term senior debt ratings to ‘Aa3’ by Moody’s or ‘AA-’ by S&P would permit counterparties to call for approximately $962 million of additional collateral. Further, additional downgrades could result in requirements for substantial additional collateral, which could have a material effect on how AIG manages its liquidity. The actual amount of additional collateral that AIG would be required to post to counterparties in the event of such downgrades depends on market conditions, the market value of the outstanding affected transactions and other factors prevailing at the time of the downgrade. Any additional obligations to post collateral will increase the demand on AIG’s liquidity.

Regulatory Investigations

     Significant legal proceedings have adversely affected AIG’s results of operations for 2005. As a result of the settlement discussed below under Item 3. Legal Proceedings, AIG recorded an after-tax charge of approximately $1.15 billion in the fourth quarter of 2005. AIG is party to numerous other legal proceedings and regulatory investigations. It is possible that the effect of these unresolved matters could be material to AIG’s consolidated results of operations for an individual reporting period. For a discussion of these unresolved matters, see Item 3. Legal Proceedings.

FORM 10-K/A :  17

     Significant investigations into AIG’s business are continuing and the commencement of additional investigations is possible. Broad-ranging investigations into AIG’s business practices continue. These investigations are being conducted by a number of regulators, and related actions by regulators both within and outside the United States may be undertaken in response. The review of large amounts of information by various regulatory authorities may result in the commencement of new areas of inquiry and, possibly, new significant legal proceedings.

The Relationships Between AIG and Starr and SICO

     The relationships between AIG and Starr and SICO may take an extended period of time to unwind and/or resolve, and the consequences of such resolution are uncertain. Although AIG is currently working on unwinding and resolving its relationships with C.V. Starr & Co, Inc. (Starr) and Starr International Company, Inc. (SICO), AIG cannot predict what its future relationship with Starr and SICO will be. AIG subsidiaries are in the process of terminating their agency relationships with the Starr agencies and are beginning to write the business previously produced by those agencies on a direct basis. AIG also continues to address the issues posed by compensation plans and programs previously provided to AIG executives by Starr and SICO, as AIG is providing compensation programs that recognize those plans and programs. In January 2006, Starr announced that it had completed its tender offers to purchase interests in Starr and that all eligible shareholders had tendered their shares. As a result of completion of the tender offers, no AIG executive currently holds any Starr interest. AIG has entered into agreements pursuant to which AIG agrees, subject to certain conditions, to assure AIG’s current employees that all payments are made under a series of two-year Deferred Compensation Profit Participation Plans provided by SICO (SICO Plans). See Note 12(f) and Note 16 of Notes to Consolidated Financial Statements. Nevertheless, there can be no assurance that AIG will be able to effectively address the consequences for its executives of the unwinding of their participation in the Starr and SICO plans and programs. Nor can there be any assurance that AIG will compete successfully for the business previously produced by the Starr agencies.

     Finally, litigation between AIG and Starr and SICO remains pending, and the timing and terms of any resolution cannot currently be predicted. As a result of the foregoing, there can be no assurance that the ultimate resolution of AIG’s relationships with Starr and SICO will not be adverse to AIG. For further information about litigation between AIG and Starr and SICO, see Item 3. Legal Proceedings.

Certain Material Weaknesses

     Management identified a number of material weaknesses in AIG’s internal control over financial reporting. AIG will provide an update on the status of its remediation efforts related to these material weaknesses in its 2005 Annual Report on Form 10-K. Delay in the implementation of remedial actions could affect the accuracy or timing of future filings with the SEC and other regulatory authorities. A discussion of these material weaknesses and AIG’s remediations efforts can be found in Item 9A of Part II of this 2004 Annual Report on Form 10-K/A.

Access to Capital Markets

     AIG’s access to the U.S. public capital markets may be delayed by the SEC registration process. Although AIG is able to access the Rule 144A and Euro markets, AIG will be unable to access the U.S. public securities markets until it has filed and the SEC has declared effective a new registration statement under the Securities Act of 1933. Depending upon the SEC’s review of these filings, this process may take several months or more.

     Unless relief is granted by the SEC, AIG will not be able to avail itself of certain favorable provisions of the Securities Act. AIG will not for a period of three years be a “well-known seasoned issuer.” During this period, AIG’s ability to communicate with respect to new product offerings and to structure client products will be more limited than they otherwise would. In addition, during this period, AIG will not be able to avail itself of provisions that allow for an automatically effective shelf registration statement or rely on the “forward-looking statements” safe harbor under the securities laws in providing forward-looking information to investors.

Foreign Operations

     Foreign operations expose AIG to risks that may affect its operations, liquidity and financial conditions. AIG provides insurance and investment products and services to both businesses and individuals in more than 130 countries and jurisdictions. A substantial portion of AIG’s General Insurance business and a majority of its Life Insurance & Retirement Services businesses are conducted outside of the United States. Operations outside of the United States may be affected by regional economic downturns, political upheaval, nationalization and other restrictive governmental actions, which could also affect other AIG operations.

     The degree of regulation and supervision in foreign jurisdictions varies. Generally, AIG, as well as the underwriting companies operating in such jurisdictions, must satisfy local regulatory requirements. Licenses issued by foreign authori-

18 : FORM 10-K/A

American International Group, Inc. and Subsidiaries

ties to AIG subsidiaries are subject to modification and revocation. Thus, AIG’s insurance subsidiaries could be prevented from conducting future business in certain of the jurisdictions where they currently operate. AIG’s international operations include operations in various developing nations. Both current and future foreign operations could be adversely affected by unfavorable political developments including tax changes, regulatory restrictions and nationalization of AIG’s operations without compensation. Adverse affects resulting from any one country may affect AIG’s results of operations, liquidity and financial condition depending on the magnitude of the event and AIG’s net financial exposure at that time in that country.

Liquidity

     Payments from subsidiaries may be limited by regulators. AIG depends on dividends, distributions and other payments from AIG’s subsidiaries to fund dividend payments and to fund payments on AIG’s obligations, including debt obligations. Regulatory and other legal restrictions may limit AIG’s ability to transfer funds freely, either to or from AIG’s subsidiaries. In particular, many of AIG’s subsidiaries, including AIG’s insurance subsidiaries, are subject to laws and regulations that authorize regulatory bodies to block or reduce the flow of funds to the parent holding company, or that prohibit such transfers altogether in certain circumstances. These laws and regulations may hinder AIG’s ability to access funds that AIG may need to make payments on AIG’s obligations.

Regulation

     AIG is subject to extensive regulation in the jurisdictions in which it conducts its businesses. AIG’s operations around the world are subject to regulation by different types of regulatory authorities, including insurance, securities, investment advisory, banking and thrift regulators in the United States and abroad. AIG’s operations have become more diverse and consumer-oriented, increasing the scope of regulatory supervision and the possibility of intervention. In particular, AIG’s consumer lending business is subject to a broad array of laws and regulations governing lending practices and permissible loan terms, and AIG would expect increased regulatory scrutiny on this business.

     The regulatory environment could have a significant effect on AIG and its businesses. Among other things, AIG could be fined, prohibited from engaging in some of its business activities or subject to limitations or conditions on its business activities. Significant regulatory action against AIG could have material adverse financial effects, cause significant reputational harm, or harm business prospects. New laws or regulations or changes in the enforcement of existing laws or regulations applicable to clients may also adversely affect AIG and its businesses. See “Regulation” in this Item 1. Business.

Casualty Insurance Underwriting and Reserves

     Casualty insurance liabilities are difficult to predict and may exceed the related reserves for losses and loss expenses. Although AIG annually reviews the adequacy of the established reserve for losses and loss expenses, there can be no assurance that AIG’s ultimate loss reserves will not develop adversely and materially exceed AIG’s current loss reserves. Estimation of ultimate net losses, loss expenses and loss reserves is a complex process for long-tail casualty lines of business, which include excess and umbrella liability, D&O, professional liability, medical malpractice, workers compensation, general liability, products liability and related classes, as well as for asbestos and environmental exposures. Generally, actual historical loss development factors are used to project future loss development. However, there can be no assurance that future loss development patterns will be the same as in the past. Moreover, any deviation in loss cost trends or in loss development factors might not be discernible for an extended period of time subsequent to the recording of the initial loss reserve estimates for any accident year. Thus, there is the potential for reserves with respect to a number of years to be significantly affected by changes in loss cost trends or loss development factors that were relied upon in setting the reserves. These changes in loss trends or loss development factors could be attributable to changes in inflation on labor and material costs or in the judicial environment, or in other social or economic phenomena affecting claims. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Operating Review — Reserve for Losses and Loss Expenses.”

Natural Disasters and Pandemic Diseases

     Natural disasters and pandemic disease could adversely affect AIG’s operating results. Natural disasters such as hurricanes, earthquakes and other catastrophes have the potential to adversely affect AIG’s operating results. Other risks, such as an outbreak of a pandemic disease, such as the Avian Influenza A Virus (H5N1), could adversely affect AIG’s business and operating results to an extent that may be only minimally offset by reinsurance programs.

     While to date outbreaks of the Avian Flu continue to occur among poultry or wild birds in a number of countries in Asia, parts of Europe, and recently in Africa, transmission to humans has been rare. If the virus mutates to a form that can be transmitted from human to human, it has the potential to spread rapidly worldwide. If such an outbreak were to take

FORM 10-K/A :  19

place, early quarantine and vaccination could be critical to containment.

     Both the contagion and mortality rate of any mutated H5N1 virus that can be transmitted from human to human are highly speculative. AIG continues to monitor the developing facts. A significant global outbreak could have a material adverse effect on AIG’s life insurance business operating results and liquidity from increased mortality and morbidity rates.

ITEM 3.	Legal Proceedings

General

AIG and its subsidiaries, in common with the insurance industry in general, are subject to litigation, including claims for punitive damages, in the normal course of their business. See Notes 12(d), 12(g), 12(h) and 12(i) of Notes to Consolidated Financial Statements, as well as the Discussion and Analysis of Consolidated Net Losses and Loss Expense Reserve Development and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

2006 Regulatory Settlements

     In February 2006, AIG reached a final settlement with the SEC, DOJ, NYAG and DOI. The settlements resolved outstanding litigation filed by the SEC, NYAG and DOI against AIG and concluded negotiations with these authorities and the DOJ in connection with the accounting, financial reporting and insurance brokerage practices of AIG and its subsidiaries, as well as claims relating to the underpayment of certain workers compensation premium taxes and other assessments. These settlements resulted in an after-tax charge of approximately $1.15 billion recorded in the fourth quarter of 2005.

     As part of the settlement with the SEC, the SEC filed a civil complaint, alleging that from 2000 until 2005, AIG materially falsified its financial statements through a variety of transactions and entities in order to strengthen the appearance of its financial results to analysts and investors.

     AIG, without admitting or denying the allegations in the SEC complaint, consented to the issuance of a final judgment on February 9, 2006: (a) permanently restraining and enjoining AIG from violating Section 17(a) of the Securities Act of 1933 (Securities Act) and Sections 10(b), 13(a), 13(b)(2) and 13(b)(5) and Rules 10b-5, 12b-20, 13a-1, 13a-13 and 13b2-1 of the Securities Exchange Act of 1934 (Exchange Act); (b) ordering AIG to pay disgorgement in the amount of $700 million; and (c) ordering AIG to pay a civil penalty in the amount of $100 million. These amounts have been paid into a fund under the supervision of the SEC to be available to resolve claims asserted in various civil proceedings, including shareholder lawsuits.

     In February 2006, AIG and the DOJ entered into a letter agreement. In the letter agreement, the DOJ notified AIG that in its view, AIG, acting through some of its employees, violated federal criminal law in connection with misstatements in periodic financial reports that AIG filed with the SEC between 2000 and 2004 relating to certain transactions. The settlement with the DOJ consists of, among other things, AIG’s cooperating with the DOJ in the DOJ’s ongoing criminal investigation, accepting responsibility for certain of its actions and those of its employees relating to these transactions and paying $25 million.

     Effective February 9, 2006, AIG entered into agreements with the NYAG and the DOI, settling claims under New York’s Martin Act and insurance laws, among other provisions, which were originally brought by the NYAG and the DOI in a civil complaint filed on May 26, 2005. Under the agreements, $375 million was paid into a fund under the supervision of the NYAG and the DOI to be available principally to pay certain AIG insureds who purchased excess casualty policies through Marsh & McLennan Companies, Inc. or Marsh Inc. In addition, approximately $343 million will be used to compensate participating state funds in connection with the underpayment of certain workers compensation premium taxes and other assessments. In addition, AIG paid $100 million as a fine to the State of New York.

     As part of these settlements, AIG has agreed to retain for a period of three years an independent consultant who will conduct a review that will include the adequacy of AIG’s internal controls over financial reporting and the remediation plan that AIG has implemented as a result of its own internal review.

PNC Settlement

     In November 2004, AIG and AIGFP reached a final settlement with the SEC, the Fraud Section of the DOJ and the United States Attorney for the Southern District of Indiana with respect to issues arising from certain structured transactions entered into with Brightpoint, Inc. and The PNC Financial Services Group, Inc. (PNC), the marketing of transactions similar to the PNC transactions and related matters.

     As part of the settlement, the SEC filed against AIG a civil complaint, based on the conduct of AIG primarily through AIGFP, alleging violations of certain antifraud provisions of the federal securities laws and for aiding and abetting violations of reporting and record keeping provisions of those laws. AIG, without admitting or denying the allegations in the SEC complaint, consented to the issuance of a final judgment perma-

20 : FORM 10-K/A

American International Group, Inc. and Subsidiaries

nently enjoining it and its employees and related persons from violating certain provisions of the Exchange Act, Exchange Act Rules and the Securities Act, ordering disgorgement of fees it received in the PNC transactions and providing for AIG to establish a transaction review committee to review the appropriateness of certain future transactions and to retain an independent consultant to examine certain transactions entered into between 2000 and 2004 and review the policies and procedures of the transaction review committee. The independent consultant has a broad mandate to review transactions entered into by AIG during this period. The review of the independent consultant is now ongoing and AIG cannot at this time predict the outcome of this review.

     The DOJ filed against AIGFP PAGIC Equity Holding Corp. (AIGFP PAGIC), a wholly-owned subsidiary of AIGFP, a criminal complaint alleging that AIGFP PAGIC violated federal securities laws by aiding and abetting securities law violations by PNC, in connection with a transaction entered into in 2001 with PNC that was intended to enable PNC to remove certain assets from its balance sheet.

     The settlement with the DOJ consists of separate agreements with AIG and AIGFP and a complaint filed against, and deferred prosecution agreement with, AIGFP PAGIC. Under the terms of the settlement, AIGFP paid a monetary penalty of $80 million. On January 17, 2006, the court approved an order dismissing the complaint with prejudice. The obligations of AIG, AIGFP and AIGFP PAGIC under the DOJ agreements relate principally to cooperating with the DOJ and other federal agencies in connection with their related investigations.

Investigations of Insurance Practices

     Regulators from several states have commenced investigations into insurance brokerage practices related to contingent commissions and other broker-related conduct, such as alleged bid rigging. Various parties, including insureds and shareholders, have also asserted putative class action and other claims against AIG or its subsidiaries alleging, among other things, violations of the antitrust and federal securities laws, and AIG expects that additional claims may be made. Pursuant to the settlements with the NYAG and the DOI, $375 million was paid into a fund under the supervision of the NYAG and the DOI to be available principally to pay certain AIG insureds who purchased excess casualty policies through Marsh Inc. In addition, approximately $343 million will be used to compensate participating states in connection with the underpayment of certain workers compensation premium taxes and other assessments. It is likely that many of the claims arising from state investigations, as well as claims made by insureds, will be settled using these funds.

     Various federal and state regulatory agencies are reviewing certain other transactions and practices of AIG and its subsidiaries in connection with industry-wide and other inquiries. AIG has cooperated, and will continue to cooperate, with all these investigations, including by producing documents and other information in response to the subpoenas.

Pending Litigation

     A number of lawsuits have been filed regarding the subject matter of the investigations of insurance brokerage practices, including derivative actions, individual actions and class actions under the federal securities laws, Racketeer Influenced and Corrupt Organizations Act (RICO), Employee Retirement Income Security Act (ERISA) and state common and corporate laws in both federal and state courts, including the federal district court in the United States District Court for the Southern District of New York (Southern District of New York), in the Commonwealth of Massachusetts Superior Court and in the Delaware Chancery Court. All of these actions generally allege that AIG and its subsidiaries violated the law by allegedly concealing a scheme to “rig bids” and “steer” business between insurance companies and insurance brokers.

     Since October 19, 2004, AIG or its subsidiaries have been named as a defendant in fifteen complaints that were filed in federal court and two that were originally filed in state court (Massachusetts and Florida) and removed to federal court. These cases generally allege that AIG and its subsidiaries violated federal and various state antitrust laws, as well as federal RICO laws, various state deceptive and unfair practice laws and certain state laws governing fiduciary duties. The alleged basis of these claims is that there was a conspiracy between insurance companies and insurance brokers with regard to the use of contingent commission agreements, bidding practices, and other broker-related conduct concerning the coverage in certain sectors of the insurance industry. The Judicial Panel on Multidistrict Litigation entered an order on February 17, 2005 consolidating most of these cases and transferring them to the United States District Court for the District of New Jersey (District of New Jersey). The remainder of these cases have been transferred to the District of New Jersey. On August 15, 2005, the plaintiffs in the multidistrict litigation filed a Corrected First Consolidated Amended Commercial Class Action Complaint, which, in addition to the previously named AIG defendants, names new AIG subsidiaries as defendants. Also on August 15, 2005, AIG and two subsidiaries were named as defendants in a Corrected First Consolidated Amended Employee Benefits Class Action Complaint filed in the District of New Jersey, which asserts similar claims with respect to employee benefits insurance and a claim under ERISA on behalf of putative classes of employers and employees.

FORM 10-K/A :  21

On November 29, 2005, the AIG defendants, along with other insurer defendants and the broker defendants filed motions to dismiss both the Commercial and Employee Benefits Complaints. Plaintiffs have filed a motion for class certification in the consolidated action. In addition, complaints were filed against AIG and several of its subsidiaries in Massachusetts and Florida state courts, which have both been stayed. In the Florida action, the plaintiff has filed a petition for a writ of certiorari with the District Court of Appeals of the State of Florida, Fourth District with respect to the stay order. On February 9, 2006, a complaint against AIG and several of its subsidiaries was filed in Texas state court, making claims similar to those in the federal cases above.

     In April and May 2005, amended complaints were filed in the consolidated derivative and securities cases, as well as in one of the ERISA lawsuits, pending in the Southern District of New York adding allegations concerning AIG’s accounting treatment for non-traditional insurance products. In September 2005, a second amended complaint was filed in the consolidated securities cases adding allegations concerning AIG’s First Restatement. Also in September 2005, a new securities action complaint was filed in the Southern District of New York, asserting claims premised on the same allegations made in the consolidated cases. Motions to dismiss have been filed in the securities actions. In September 2005, a consolidated complaint was filed in the ERISA case pending in the Southern District of New York. Motions to dismiss have been filed in that ERISA case. Also in April 2005, new derivative actions were filed in the Delaware Chancery Court, and in July and August 2005, two new derivative actions were filed in the Southern District of New York asserting claims duplicative of the claims made in the consolidated derivative action.

     In July 2005, a second amended complaint was filed in the consolidated derivative case in the Southern District of New York, expanding upon accounting-related allegations based upon AIG’s First Restatement, and in August 2005, an amended consolidated complaint was filed. In June 2005, the derivative cases in Delaware were consolidated. AIG’s Board of Directors has appointed a special committee of independent directors to review the matters asserted in the derivative complaints. The courts have approved agreements staying the derivative cases pending in the Southern District of New York and in the Delaware Chancery Court while the special committee of independent directors performs its work. In September 2005, a shareholder filed suit in the Delaware Chancery Court seeking documents relating to some of the allegations made in the derivative suits. AIG filed a motion to dismiss in October 2005.

     In late 2002, a derivative action was filed in the Delaware Chancery Court in connection with AIG’s transactions with certain entities affiliated with Starr and SICO. In May 2005, the plaintiff filed an amended complaint which adds additional claims premised on allegations relating to insurance brokerage practices and AIG’s non-traditional insurance products. Plaintiffs in that case have agreed to dismiss newly added allegations unrelated to transactions with entities affiliated with Starr and SICO without prejudice to pursuit of these claims in the separate derivative actions described above. On February 16, 2006, the Delaware Chancery Court entered an order dismissing the litigation with prejudice with respect to AIG’s outside directors and dismissing the claims against the remaining AIG defendants without prejudice.

     On July 8, 2005, SICO filed a complaint against AIG in the Southern District of New York. The complaint alleges that AIG is in the possession of items, including artwork, which SICO claims it owns, and seeks an order causing AIG to release those items as well as actual, consequential, punitive and exemplary damages. On September 27, 2005, AIG filed its answer to SICO’s complaint denying SICO’s allegations and asserting counter-claims for breach of contract, unjust enrichment, conversion and breach of fiduciary duty relating to SICO’s breach of its commitment to use its AIG shares for the benefit of AIG and its employees. On October 17, 2005, SICO replied to AIG’s counter-claims and additionally sought a judgment declaring that SICO is neither a control person nor an affiliate of AIG for the purposes of Schedule 13D under the Exchange Act, and Rule 144 under the Securities Act, respectively. AIG responded to the SICO claims on November 7, 2005.

Effect on AIG

     In the opinion of AIG management, AIG’s ultimate liability for the unresolved matters referred to above is not likely to have a material adverse effect on AIG’s consolidated financial condition, although it is possible that the effect would be material to AIG’s consolidated results of operations for an individual reporting period.

22 : FORM 10-K/A

American International Group, Inc. and Subsidiaries

PART II

ITEM 6.	Selected Financial Data

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

SELECTED CONSOLIDATED FINANCIAL DATA

AIG has restated its financial statements for each of 2004, 2003, 2002, 2001 and 2000. The restated financial statements reflect corrections of errors, misapplications of GAAP and changes to conform to the current presentation. The Selected Consolidated Financial Data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and accompanying notes included elsewhere herein. A reconciliation of previously reported financial statements to the restated financial statements follows the table below.

Years Ended December 31,	2004	2003	2002	2001	2000
(in millions, except per share data)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)

Revenues(a):
Premiums and other considerations	$66,625	$54,802	$44,289	$38,261	$34,047
Net investment income	18,465	15,508	13,593	13,002	12,719
Realized capital gains (losses)	44	(442)	(1,653)	(910)	(240)
Other revenues(b)	12,532	9,553	9,942	9,605	10,174
Total revenues	97,666	79,421	66,171	59,958	56,700
Benefits and expenses:
Incurred policy losses and benefits(c)	58,360	46,034	40,005	33,984	30,627
Insurance acquisition and other operating expenses	24,461	21,480	18,358	18,040	16,819
Acquisition, restructuring and related charges	–	–	–	2,017	315
Total benefits and expenses	82,821	67,514	58,363	54,041	47,761
Income before income taxes, minority interest and cumulative effect of accounting changes(d)	14,845	11,907	7,808	5,917	8,939
Income taxes	4,407	3,556	1,919	1,594	2,700
Income before minority interest and cumulative effect of accounting changes	10,438	8,351	5,889	4,323	6,239
Minority interest	(455)	(252)	(160)	(101)	(195)
Income before cumulative effect of accounting changes	9,983	8,099	5,729	4,222	6,044
Cumulative effect of accounting changes, net of tax	(144)	9	–	(136)	–
Net income	9,839	8,108	5,729	4,086	6,044
Earnings per common share(e):
Basic
Income before cumulative effect of accounting changes	3.83	3.10	2.20	1.61	2.32
Cumulative effect of accounting changes, net of tax	(0.06)	–	–	(0.05)	–
Net income	3.77	3.10	2.20	1.56	2.32
Diluted(f)
Income before cumulative effect of accounting changes	3.79	3.07	2.17	1.59	2.29
Cumulative effect of accounting changes, net of tax	(0.06)	–	–	(0.05)	–
Net income	3.73	3.07	2.17	1.54	2.29
Dividends per common share(g)	0.29	0.24	0.18	0.16	0.14
Total assets	801,145	675,602	561,598	490,614	422,709
Long-term debt and commercial paper(h)
Guaranteed by AIG	8,498	7,469	7,144	8,141	3,855
Liabilities connected to trust preferred stock	1,489	1,682	–	–	–
Matched/not guaranteed by AIG	86,912	71,198	63,866	56,073	49,874
Total Liabilities(i)	721,273	606,180	501,163	438,551	374,056
Shareholders’ equity	$79,673	$69,230	$58,303	$49,881	$45,239

(a)	Represents the sum of General Insurance net premiums earned, Life Insurance & Retirement Services GAAP premiums, net investment income, Financial Services interest, lease and finance charges, Asset Management advisory and management fees and net investment income with respect to guaranteed investment contracts, and realized capital gains (losses).
(b)	Includes the unrealized gain (loss) attributable to hedging activities that do not qualify for hedge accounting treatment under FAS 133, including the related foreign exchange gains and losses. For 2004, 2003, 2002, 2001 and 2000, respectively, the amounts included are $(122) million, $(1.01) billion, $220 million, $56 million and $1.17 billion. See also Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Restatements of Previously Issued Financial Statements”.
(c)	Includes fourth quarter 2004 charge of $850 million attributable to change in estimate for asbestos and environmental reserves.
(d)	Includes catastrophe losses of $1.16 billion in 2004, net loss reserve charge of $2.1 billion in 2002 and World Trade Center losses of $900 million in 2001.
(e)	Per share amounts for all periods presented reflect the adoption of Statement of Financial Accounting Standards No. 128, “Earnings per Share.”
(f)	Assumes conversion of contingently convertible bonds due to the adoption of EITF Issue No. 04-8 “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share.”
(g)	Dividends have not been restated to reflect dividends paid by AGC which was acquired by AIG on August 29, 2001.
(h)	Including that portion of long-term debt maturing in less than one year. See also Note 9 of Notes to Consolidated Financial Statements.

(i)	Includes $2.1 billion, $2.2 billion and $1.4 billion for the years ended 2002, 2001 and 2000, respectively, of other liabilities connected to the consolidation of the Muni Tender Option Bond Program trusts. See also Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Restatements of Previously Issued Financial Statements”.

FORM 10-K/A :  23

    The following tables present the effect of the adjustments resulting from the Second Restatement on the Condensed Consolidated Balance Sheets and the Consolidated Statements of Income as of and for the years ended December 31, 2004, 2003, 2002, 2001 and 2000. See Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Restatements of Previously Issued Financial Statements” on pages 35 through 48 for a description of each transaction, accounting entry or entity category resulting in the adjustments and for analyses of the effect of the adjustments on the principal consolidated balance sheet and statement of income accounts affected. See also Note 2 of Notes to Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEET

		Initial	As Restated	Additional
		Adjustments in	for the	Adjustments in
December 31, 2004	As Previously	the Second	Initial	the Second
(in millions)	Reported	Restatement	Adjustments	Restatement	As Restated

Assets:
Total investments, financial services assets and cash	$638,838	$886	$639,724	$566	$640,290
Investment income due and accrued	5,588	(32)	5,556	–	5,556
Premiums and insurance balances receivable, net of allowance of $690	15,137	(349)	14,788	834	15,622
Reinsurance assets	19,958	(101)	19,857	(244)	19,613
Deferred policy acquisition costs	29,736	4	29,740	77	29,817
Other assets	15,322	961	16,283	(158)	16,125
All other assets	74,081	13	74,094	28	74,122

Total assets	798,660	1,382	800,042	1,103	801,145

Liabilities:
Reserve for losses and loss expenses	62,371	–	62,371	(493)	61,878
Reserve for unearned premiums	23,094	–	23,094	306	23,400
Future policy benefits for life and accident and health insurance contracts	104,737	19	104,756	(16)	104,740
Policyholders’ contract deposits	216,655	(181)	216,474	–	216,474
Funds held by companies under reinsurance treaties	3,404	–	3,404	–	3,404
Deferred income taxes payable	7,042	(274)	6,768	(180)	6,588
Financial services securities sold under agreements to repurchase, at contract value	21,264	2,317	23,581	–	23,581
Financial services unrealized loss on swaps, options and forward transactions	18,132	(521)	17,611	(1,626)	15,985
Notes, bonds, loans and mortgages payable	65,162	23	65,185	1,613	66,798
Other liabilities	23,611	139	23,750	1,305	25,055
All other liabilities	172,382	(61)	172,321	1,049	173,370

Total liabilities	717,854	1,461	719,315	1,958	721,273

Preferred shareholders’ equity in subsidiary companies	199	–	199	–	199

Total shareholders’ equity	80,607	(79)	80,528	(855)	79,673

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$798,660	$1,382	$800,042	$1,103	$801,145

See Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Restatements of Previously Issued Financial Statements”. See also Note 2 of Notes to Consolidated Financial Statements.

24 : FORM 10-K/A

American International Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEET

		Initial	As Restated	Additional
		Adjustments in	for the	Adjustments in
December 31, 2003	As Previously	the Second	Initial	the Second
(in millions)	Reported	Restatement	Adjustments	Restatement	As Restated

Assets:
Total investments, financial services assets and cash	$519,708	$702	$520,410	$(270)	$520,140
Investment income due and accrued	4,612	(19)	4,593	–	4,593
Premiums and insurance balances receivable, net of allowance of $568	13,189	(349)	12,840	989	13,829
Reinsurance assets	20,948	(101)	20,847	(202)	20,645
Deferred policy acquisition costs	25,920	3	25,923	71	25,994
Other assets	14,190	800	14,990	(167)	14,823
All other assets	75,586	(2)	75,584	(6)	75,578

Total assets	674,153	1,034	675,187	415	675,602

Liabilities:
Reserve for losses and loss expenses	52,381	–	52,381	(510)	51,871
Reserve for unearned premiums	20,910	–	20,910	325	21,235
Future policy benefits for life and accident and health insurance contracts	92,912	10	92,922	(7)	92,915
Policyholders’ contract deposits	171,917	(70)	171,847	(19)	171,828
Funds held by companies under reinsurance treaties	3,043	–	3,043	–	3,043
Income taxes payable:
Current	366	(48)	318	(37)	281
Deferred	4,633	(184)	4,449	(212)	4,237
Financial services securities sold under agreements to repurchase, at contract value	15,813	2,080	17,893	–	17,893
Financial services unrealized loss on swaps, options and forward transactions	14,658	(303)	14,355	(1,115)	13,240
Notes, bonds, loans and mortgages payable	57,252	(412)	56,840	552	57,392
Other liabilities	21,191	89	21,280	1,421	22,701
All other liabilities	148,855	(41)	148,814	730	149,544

Total liabilities	603,931	1,121	605,052	1,128	606,180

Preferred shareholders’ equity in subsidiary companies	192	–	192	–	192

Total shareholders’ equity	70,030	(87)	69,943	(713)	69,230

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$674,153	$1,034	$675,187	$415	$675,602

See Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Restatements of Previously Issued Financial Statements”. See also Note 2 of Notes to Consolidated Financial Statements.

FORM 10-K/A :  25

CONDENSED CONSOLIDATED BALANCE SHEET

		Initial	As Restated	Additional
		Adjustments in	for the	Adjustments in
December 31, 2002	As Previously	the Second	Initial	the Second
(in millions)	Reported	Restatement	Adjustments	Restatement	As Restated

Assets:
Total investments, financial services assets and cash	$428,378	$170	$428,548	$(390)	$428,158
Investment income due and accrued	4,014	(12)	4,002	–	4,002
Premiums and insurance balances receivable, net of allowance of $440	11,858	(350)	11,508	533	12,041
Reinsurance assets	23,051	(101)	22,950	(168)	22,782
Deferred policy acquisition costs	21,845	3	21,848	74	21,922
Other assets	12,696	418	13,114	(146)	12,968
All other assets	59,714	(26)	59,688	37	59,725

Total assets	561,556	102	561,658	(60)	561,598

Liabilities:
Reserve for losses and loss expenses	47,095	–	47,095	(421)	46,674
Reserve for unearned premiums	16,299	–	16,299	257	16,556
Future policy benefits for life and accident and health insurance contracts	72,284	(14)	72,270	11	72,281
Policyholders’ contract deposits	142,111	(113)	141,998	–	141,998
Funds held by companies under reinsurance treaties	2,211	–	2,211	–	2,211
Deferred income taxes payable	3,906	(198)	3,708	(298)	3,410
Financial services securities sold under agreements to repurchase, at contract value	9,359	992	10,351	–	10,351
Financial services unrealized loss on swaps, options and forward transactions	11,658	(98)	11,560	(39)	11,521
Notes, bonds, loans and mortgages payable	48,123	(471)	47,652	(604)	47,048
Other liabilities	18,878	56	18,934	779	19,713
All other liabilities	128,674	(5)	128,669	731	129,400

Total liabilities	500,598	149	500,747	416	501,163

Preferred shareholders’ equity in subsidiary companies	2,153	(21)	2,132	–	2,132

Total shareholders’ equity	58,805	(26)	58,779	(476)	58,303

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$561,556	$102	$561,658	$(60)	$561,598

See Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Restatements of Previously Issued Financial Statements”. See also Note 2 of Notes to Consolidated Financial Statements.

26 : FORM 10-K/A

American International Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEET

		Initial	As Restated	Additional
		Adjustments in	for the	Adjustments in
December 31, 2001	As Previously	the Second	Initial	the Second
(in millions)	Reported	Restatement	Adjustments	Restatement	As Restated

Assets:
Total investments, financial services assets and cash	$360,483	$(717)	$359,766	$(1,018)	$358,748
Investment income due and accrued	3,522	4	3,526	–	3,526
Premiums and insurance balances receivable, net of allowance of $338	10,996	(342)	10,654	(41)	10,613
Reinsurance assets	20,818	(81)	20,737	(152)	20,585
Deferred policy acquisition costs	19,030	2	19,032	78	19,110
Other assets	12,965	592	13,557	(136)	13,421
All other assets	64,633	(59)	64,574	37	64,611

Total assets	492,447	(601)	491,846	(1,232)	490,614

Liabilities:
Reserve for losses and loss expenses	41,638	–	41,638	(432)	41,206
Reserve for unearned premiums	12,937	–	12,937	295	13,232
Future policy benefits for life and accident and health insurance contracts	64,853	–	64,853	(10)	64,843
Policyholders’ contract deposits	119,380	(3)	119,377	–	119,377
Funds held by companies under reinsurance treaties	1,582	–	1,582	–	1,582
Deferred income taxes payable	2,175	(195)	1,980	(234)	1,746
Financial services securities sold under agreements to repurchase, at contract value	11,478	–	11,478	–	11,478
Financial services unrealized loss on swaps, options and forward transactions	10,379	(40)	10,339	(29)	10,310
Notes, bonds, loans and mortgages payable	36,833	(92)	36,741	(812)	35,929
Other liabilities	16,743	13	16,756	118	16,874
All other liabilities	121,719	9	121,728	246	121,974

Total liabilities	439,717	(308)	439,409	(858)	438,551

Preferred shareholders’ equity in subsidiary companies	2,202	(20)	2,182	–	2,182

Total shareholders’ equity	50,528	(273)	50,255	(374)	49,881

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$492,447	$(601)	$491,846	$(1,232)	$490,614

See Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Restatements of Previously Issued Financial Statements”. See also Note 2 of Notes to Consolidated Financial Statements.

FORM 10-K/A :  27

CONDENSED CONSOLIDATED BALANCE SHEET

		Initial	As Restated	Additional
		Adjustments in	for the	Adjustments in
December 31, 2000	As Previously	the Second	Initial	the Second
(in millions)	Reported	Restatement	Adjustments	Restatement	As Restated

Assets:
Total investments, financial services assets and cash	$300,685	$(295)	$300,390	$(238)	$300,152
Investment income due and accrued	3,413	2	3,415	–	3,415
Premiums and insurance balances receivable, net of allowance of $278	8,615	(326)	8,289	(275)	8,014
Reinsurance assets	17,579	(41)	17,538	(170)	17,368
Deferred policy acquisition costs	16,544	1	16,545	73	16,618
Other assets	13,981	278	14,259	(134)	14,125
All other assets	63,034	(45)	62,989	28	63,017

Total assets	423,851	(426)	423,425	(716)	422,709

Liabilities:
Reserve for losses and loss expenses	38,111	–	38,111	(176)	37,935
Reserve for unearned premiums	12,037	–	12,037	21	12,058
Future policy benefits for life and accident and health insurance contracts	51,405	–	51,405	(10)	51,395
Policyholders’ contract deposits	99,327	140	99,467	–	99,467
Funds held by companies under reinsurance treaties	395	–	395	–	395
Deferred income taxes payable	2,509	(202)	2,307	(177)	2,130
Financial services securities sold under agreements to repurchase, at contract value	11,092	–	11,092	–	11,092
Financial services unrealized loss on swaps, options and forward transactions	8,914	–	8,914	7	8,921
Notes, bonds, loans and mortgages payable	26,981	8	26,989	1	26,990
Other liabilities	12,773	9	12,782	(184)	12,598
All other liabilities	110,869	(7)	110,862	213	111,075

Total liabilities	374,413	(52)	374,361	(305)	374,056

Preferred shareholders’ equity in subsidiary companies	3,414	–	3,414	–	3,414

Total shareholders’ equity	46,024	(374)	45,650	(411)	45,239

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$423,851	$(426)	$423,425	$(716)	$422,709

See Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Restatements of Previously Issued Financial Statements”. See also Note 2 of Notes to Consolidated Financial Statements.

28 : FORM 10-K/A

American International Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31, 2004

		Initial	As Restated	Additional
		Adjustments in	for the	Adjustments in
	As Previously	the Second	Initial	the Second	As
(in millions, except per share data)	Reported	Restatement	Adjustments	Restatement	Restated

Revenues:
Premiums and other considerations	$66,593	$5	$66,598	$27	$66,625
Net investment income	18,434	(12)	18,422	43	18,465
Realized capital gains (losses)	(24)	42	18	26	44
Other revenues	12,984	(343)	12,641	(109)	12,532

Total revenues	97,987	(308)	97,679	(13)	97,666

Benefits and expenses:
Incurred policy losses and benefits	58,313	21	58,334	26	58,360
Insurance acquisition and other operating expenses	24,724	(351)	24,373	88	24,461

Total benefits and expenses	83,037	(330)	82,707	114	82,821

Income before income taxes, minority interest and cumulative effect of an accounting change	14,950	22	14,972	(127)	14,845

Income Taxes:
Current	2,676	(90)	2,586	7	2,593
Deferred	1,944	(127)	1,817	(3)	1,814

	4,620	(217)	4,403	4	4,407

Income before minority interest and cumulative effect of an accounting change	10,330	239	10,569	(131)	10,438

Minority interest	(455)	–	(455)	–	(455)

Income before cumulative effect of an accounting change	9,875	239	10,114	(131)	9,983

Cumulative effect of an accounting change, net of tax	(144)	–	(144)	–	(144)

Net Income	$9,731	$239	$9,970	$(131)	$9,839

Earnings per common share:
Basic
Income before cumulative effect of an accounting change	$3.79	$0.09	$3.88	$(0.05)	$3.83
Cumulative effect of an accounting change, net of tax	(0.06)	–	(0.06)	–	(0.06)
Net Income	3.73	0.09	3.82	(0.05)	3.77

Diluted
Income before cumulative effect of an accounting change	$3.75	$0.09	$3.84	$(0.05)	$3.79
Cumulative effect of an accounting change, net of tax	(0.06)	–	(0.06)	–	(0.06)
Net Income	3.69	0.09	3.78	(0.05)	3.73

Average shares outstanding:
Basic	2,606		2,606		2,606
Diluted	2,637		2,637		2,637

See Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Restatements of Previously Issued Financial Statements”. See also Note 2 of Notes to Consolidated Financial Statements.

FORM 10-K/A :  29

CONSOLIDATED STATEMENT OF INCOME (continued)

	Year Ended December 31, 2003

		Initial	As	Additional
		Adjustments	Restated	Adjustments
	As	in the	for the	in the
	Previously	Second	Initial	Second	As
(in millions, except per share data)	Reported	Restatement	Adjustments	Restatement	Restated

Revenues:
Premiums and other considerations	$54,880	$5	$54,885	$(83)	$54,802
Net investment income	15,468	(7)	15,461	47	15,508
Realized capital gains (losses)	(620)	170	(450)	8	(442)
Other revenues	9,718	(304)	9,414	139	9,553

Total revenues	79,446	(136)	79,310	111	79,421

Benefits and expenses:
Incurred policy losses and benefits	46,145	23	46,168	(134)	46,034
Insurance acquisition and other operating expenses	21,646	(267)	21,379	101	21,480

Total benefits and expenses	67,791	(244)	67,547	(33)	67,514

Income before income taxes, minority interest and cumulative effect of an accounting change	11,655	108	11,763	144	11,907

Income Taxes:
Current	2,786	(44)	2,742	(1)	2,741
Deferred	617	108	725	90	815

	3,403	64	3,467	89	3,556

Income before minority interest and cumulative effect of an accounting change	8,252	44	8,296	55	8,351

Minority interest	(252)	–	(252)	–	(252)

Income before cumulative effect of an accounting change	8,000	44	8,044	55	8,099

Cumulative effect of an accounting change, net of tax	9	–	9	–	9

Net Income	$8,009	$44	$8,053	$55	$8,108

Earnings per common share:
Basic
Income before cumulative effect of an accounting change	$3.07	$0.01	$3.08	$0.02	$3.10
Cumulative effect of an accounting change, net of tax	–	–	–	–	–
Net Income	3.07	0.01	3.08	0.02	3.10

Diluted
Income before cumulative effect of an accounting change	$3.04	$0.01	$3.05	$0.02	$3.07
Cumulative effect of an accounting change, net of tax	–	–	–	–	–
Net Income	3.04	0.01	3.05	0.02	3.07

Average shares outstanding:
Basic	2,610		2,610		2,610
Diluted	2,637		2,637		2,637

See Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Restatements of Previously Issued Financial Statements”. See also Note 2 of Notes to Consolidated Financial Statements.

30 : FORM 10-K/A

American International Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF INCOME (continued)

	Year Ended December 31, 2002

		Initial	As	Additional
		Adjustments	Restated	Adjustments
	As	in the	for the	in the
	Previously	Second	Initial	Second	As
(in millions, except per share data)	Reported	Restatement	Adjustments	Restatement	Restated

Revenues:
Premiums and other considerations	$44,259	$4	$44,263	$26	$44,289
Net investment income	13,721	(70)	13,651	(58)	13,593
Realized capital gains (losses)	(1,298)	(386)	(1,684)	31	(1,653)
Other revenues	9,778	139	9,917	25	9,942

Total revenues	66,460	(313)	66,147	24	66,171

Benefits and expenses:
Incurred policy losses and benefits	39,987	(14)	39,973	32	40,005
Insurance acquisition and other operating expenses	18,491	(178)	18,313	45	18,358

Total benefits and expenses	58,478	(192)	58,286	77	58,363

Income before income taxes, minority interest and cumulative effect of an accounting change	7,982	(121)	7,861	(53)	7,808

Income Taxes:
Current	1,682	124	1,806	2	1,808
Deferred	274	(169)	105	6	111

	1,956	(45)	1,911	8	1,919

Income before minority interest and cumulative effect of an accounting change	6,026	(76)	5,950	(61)	5,889

Minority interest	(160)	–	(160)	–	(160)

Income before cumulative effect of an accounting change	5,866	(76)	5,790	(61)	5,729

Cumulative effect of an accounting change, net of tax	–	–	–	–	–

Net Income	$5,866	$(76)	$5,790	$(61)	$5,729

Earnings per common share:
Basic
Income before cumulative effect of an accounting change	$2.25	$(0.03)	$2.22	$(0.02)	$2.20
Cumulative effect of an accounting change, net of tax	–	–	–	–	–
Net Income	2.25	(0.03)	2.22	(0.02)	2.20

Diluted
Income before cumulative effect of an accounting change	$2.22	$(0.03)	$2.19	$(0.02)	$2.17
Cumulative effect of an accounting change, net of tax	–	–	–	–	–
Net Income	2.22	(0.03)	2.19	(0.02)	2.17

Average shares outstanding:
Basic	2,612		2,612		2,612
Diluted	2,643		2,643		2,643

See Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Restatements of Previously Issued Financial Statements”. See also Note 2 of Notes to Consolidated Financial Statements.

FORM 10-K/A :  31

CONSOLIDATED STATEMENT OF INCOME (continued)

	Year Ended December 31, 2001

		Initial	As	Additional
		Adjustments	Restated	Adjustments
	As	in the	for the	in the
	Previously	Second	Initial	Second	As
(in millions, except per share data)	Reported	Restatement	Adjustments	Restatement	Restated

Revenues:
Premiums and other considerations	$38,532	$1	$38,533	$(272)	$38,261
Net investment income	13,015	(9)	13,006	(4)	13,002
Realized capital gains (losses)	(919)	9	(910)	–	(910)
Other revenues	9,542	52	9,594	11	9,605

Total revenues	60,170	53	60,223	(265)	59,958

Benefits and expenses:
Incurred policy losses and benefits	34,249	–	34,249	(265)	33,984
Insurance acquisition and other operating expenses	17,990	7	17,997	43	18,040
Acquisition restructuring and related charges	2,017	–	2,017	–	2,017

Total benefits and expenses	54,256	7	54,263	(222)	54,041

Income before income taxes, minority interest and cumulative effect of accounting changes	5,914	46	5,960	(43)	5,917

Income Taxes:
Current	1,540	61	1,601	(10)	1,591
Deferred	(35)	27	(8)	11	3

	1,505	88	1,593	1	1,594

Income before minority interest and cumulative effect of accounting changes	4,409	(42)	4,367	(44)	4,323

Minority interest	(101)	–	(101)	–	(101)

Income before cumulative effect of accounting changes	4,308	(42)	4,266	(44)	4,222

Cumulative effect of accounting changes, net of tax	(136)	–	(136)	–	(136)

Net Income	$4,172	$(42)	$4,130	$(44)	$4,086

Earnings per common share:
Basic
Income before cumulative effect of accounting changes	$1.64	$(0.01)	$1.63	$(0.02)	$1.61
Cumulative effect of accounting changes, net of tax	(0.05)	–	(0.05)	–	(0.05)
Net Income	1.59	(0.01)	1.58	(0.02)	1.56

Diluted
Income before cumulative effect of accounting changes	$1.62	$(0.01)	$1.61	$(0.02)	$1.59
Cumulative effect of accounting changes, net of tax	(0.05)	–	(0.05)	–	(0.05)
Net Income	1.57	(0.01)	1.56	(0.02)	1.54

Average shares outstanding:
Basic	2,621		2,621		2,621
Diluted	2,659		2,659		2,659

See Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Restatements of Previously Issued Financial Statements”. See also Note 2 of Notes to Consolidated Financial Statements.

32 : FORM 10-K/A

American International Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF INCOME (continued)

	Year Ended December 31, 2000

		Initial	As	Additional
		Adjustments	Restated	Adjustments
	As	in the	for the	in the
	Previously	Second	Initial	Second	As
(in millions, except per share data)	Reported	Restatement	Adjustments	Restatement	Restated

Revenues:
Premiums and other considerations	$34,027	$1	$34,028	$19	$34,047
Net investment income	12,723	(4)	12,719	–	12,719
Realized capital gains (losses)	(239)	11	(228)	(12)	(240)
Other revenues	10,340	(66)	10,274	(100)	10,174

Total revenues	56,851	(58)	56,793	(93)	56,700

Benefits and expenses:
Incurred policy losses and benefits	30,609	16	30,625	2	30,627
Insurance acquisition and other operating expenses	16,752	32	16,784	35	16,819
Acquisition restructuring and related charges	315	–	315	–	315

Total benefits and expenses	47,676	48	47,724	37	47,761

Income before income taxes, minority interest and cumulative effect of accounting changes	9,175	(106)	9,069	(130)	8,939

Income Taxes:
Current	1,529	23	1,552	(2)	1,550
Deferred	1,310	(91)	1,219	(69)	1,150

	2,839	(68)	2,771	(71)	2,700

Income before minority interest and cumulative effect of accounting changes	6,336	(38)	6,298	(59)	6,239

Minority interest	(195)	–	(195)	–	(195)

Income before cumulative effect of accounting changes	6,141	(38)	6,103	(59)	6,044

Cumulative effect of accounting changes, net of tax	–	–	–	–	–

Net Income	$6,141	$(38)	$6,103	$(59)	$6,044

Earnings per common share:
Basic
Income before cumulative effect of accounting changes	$2.36	$(0.02)	$2.34	$(0.02)	$2.32
Cumulative effect of accounting changes, net of tax	–	–	–	–	–
Net Income	2.36	(0.02)	2.34	(0.02)	2.32

Diluted
Income before cumulative effect of accounting changes	$2.33	$(0.02)	$2.31	$(0.02)	$2.29
Cumulative effect of accounting changes, net of tax	–	–	–	–	–
Net Income	2.33	(0.02)	2.31	(0.02)	2.29

Average shares outstanding:
Basic	2,607		2,607		2,607
Diluted	2,638		2,638		2,638

See Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Restatements of Previously Issued Financial Statements”. See also Note 2 of Notes to Consolidated Financial Statements.

FORM 10-K/A :  33

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, AIG presents its operations in the way it believes will be most meaningful. Gross premiums written, statutory underwriting profit (loss) and combined ratios are presented in accordance with accounting principles prescribed by insurance regulatory authorities because these are standard measures of performance used in the insurance industry and thus allow more meaningful comparisons with AIG’s insurance competitors. AIG has also incorporated into this discussion a number of cross-references to additional information included throughout this 2004 Annual Report on Form 10-K/A to assist readers seeking related information on a particular subject.

INDEX TO FINANCIAL INFORMATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide the reader a narrative with respect to AIG’s operations, financial condition and liquidity and certain other significant matters.

Cautionary Statement Regarding Projections and Other Information About Future Events

This 2004 Annual Report on Form 10-K/A and other publicly available documents may include, and AIG’s officers and representatives may from time to time make, projections concerning financial information and statements concerning future economic performance and events, plans and objectives relating to management, operations, products and services, and assumptions underlying these projections and statements. These projections and statements are not historical facts but instead represent only AIG’s belief regarding future events, many of which, by their nature, are inherently uncertain and outside AIG’s control. These projections and statements may address, among other things, the status and potential future outcome of the current regulatory and civil proceedings against AIG and their potential effect on AIG’s businesses, financial position, results of operations, cash flows and liquidity, the effect of the credit rating downgrades on AIG’s businesses and competitive position, the unwinding and resolving of various relationships between AIG and Starr and SICO, and AIG’s strategy for growth, product development, market position, financial results and reserves. It is possible that AIG’s actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these projections and statements. Factors that could cause AIG’s actual results to differ, possible materially, from those in the specific projections and statements are discussed throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in “Certain Factors Affecting AIG’s Business” in Item 1, Part I of this 2004 Annual Report on Form 10-K/A. AIG is not under any obligation (and expressly disclaims any such obligations) to update or alter any projection or other statement, whether written or oral, that may be made from time to time, whether as a result of new information, future events or otherwise.

34 : FORM 10-K/A

American International Group, Inc. and Subsidiaries

Restatements of Previously Issued Financial Statements

In connection with preparation of AIG’s consolidated financial statements included in the 2004 Annual Report on Form 10-K, AIG’s current management initiated an internal review of AIG’s books and records, which was substantially expanded in mid-March 2005. As a result of the internal review, AIG concluded that the accounting for certain transactions and certain relationships needed to be restated or adjusted. AIG restated the accounting for certain transactions and certain relationships for the years ended December 31, 2003, 2002, 2001 and 2000, the quarters ended March 31, June 30 and September 30, 2004 and 2003 and the quarter ended December 31, 2003 (the First Restatement).

     As announced on November 9, 2005, AIG identified certain errors, the preponderance of which were identified during the remediation of material weaknesses in internal controls referred to in the Explanatory Note, principally relating to internal controls surrounding accounting for derivatives and related assets and liabilities under FAS 133, reconciliation of certain balance sheet accounts and income tax accounting. AIG also announced it was correcting errors that were identified since the First Restatement, including those related to the accounting for certain payments received from aircraft and engine manufacturers by ILFC, which were originally corrected in AIG’s June 2005 Form 10-Q. The adjustments to correct the foregoing errors are referred to in this 2004 Annual Report on Form 10-K/A as the Initial Adjustments.

     In connection with the remediation of material weaknesses in internal controls over financial reporting referred to in the Explanatory Note, AIG identified certain additional errors, principally relating to internal controls over reconciliation of certain balance sheet accounts in DBG. As a result, AIG is including further adjustments (the Additional Adjustments) in its restatement of the consolidated financial statements and financial statement schedules for the years ended December 31, 2004, 2003 and 2002, along with 2001 and 2000 for purposes of the preparation of the Selected Consolidated Financial Data for 2001 and 2000, and quarterly financial information for 2004 and 2003 and will restate the first three quarters of 2005. The Initial Adjustments and the Additional Adjustments are referred to herein as the Second Restatement. AIG’s quarterly report on Form 10-Q for the quarter ended September 30, 2005 (September 2005 Form 10-Q) will not be amended because the Additional Adjustments to the financial statements included therein are not material to those financial statements.

     The financial information that is included in this 2004 Annual Report on Form 10-K/ A has been restated as part of the First Restatement and the Second Restatement (the Restatements).

(a) First Restatement

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

     As a result of the findings of the internal review, together with the results of investigations conducted by outside counsel at the request of AIG’s Audit Committee and in consultation with AIG’s independent auditors, AIG concluded that the ac-

FORM 10-K/A :  35

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

counting for certain transactions and certain relationships needed to be restated or adjusted.

     First Restatement. AIG restated its financial statements for the years ended December 31, 2003, 2002, 2001 and 2000, the quarters ended March 31, June 30 and September 30, 2004 and 2003 and the quarter ended December 31, 2003. AIG’s previously issued financial statements for these and prior periods should no longer be relied upon. See Selected Financial Data and Note 2 of Notes to Consolidated Financial Statements for a reconciliation of previously reported amounts to the restated amounts.

     As part of its internal review, AIG evaluated the financial reporting consolidation process and the resulting financial statements as well as the appropriateness of AIG’s prior accounting and reporting decisions. Based on this evaluation, the First Restatement includes corrections of errors in current or prior accounting periods for improper or inappropriate transactions or entries identified by the review. In many cases these transactions or entries appear to have had the purpose of achieving an accounting result that would enhance measures believed to be important to the financial community and may have involved documentation that did not accurately reflect the true nature of the arrangements. In certain instances, these transactions or entries may also have involved misrepresentations to members of management, regulators and AIG’s independent auditors. The First Restatement includes adjustments, some of which had been previously identified but considered not to be sufficiently material to require correction. In addition, AIG has determined that certain accounts should be adjusted for the year ended December 31, 2004 to reflect changes in estimates made in the fourth quarter of 2004. The aggregate effect of these changes in estimates resulted in an after tax charge of approximately $1.19 billion. See “Fourth Quarter 2004 Changes in Estimates” herein and Note 1(cc) of Notes to Consolidated Financial Statements.

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

In addition, as a result of certain facts and circumstances related to the formation of Union Excess, as well as certain relationships with Starr International Company, Inc. (SICO), Union Excess is now included in AIG’s consolidated financial statements. The facts and circumstances surrounding SICO’s involvement with Union Excess were not properly reflected in AIG’s books and records, were not known to all relevant AIG financial reporting personnel and, AIG now believes, were not known to AIG’s independent auditors. For example, a significant portion of the ownership interests of Union Excess shareholders are protected against loss under financial arrangements with SICO. Additionally, from its formation in 1991, Union Excess has reinsured risks emanating primarily or solely from AIG subsidiaries, both directly and indirectly. Further, it appears that the employees responsible for the reinsurance related to Union Excess managed that relationship to prevent signifi cant losses or gains to Union Excess so that substantially all of the risks and rewards of the underlying reinsurance inured to AIG. This relationship allowed AIG to absorb substantially all the economic returns, which in turn caused

36 : FORM 10-K/A

American International Group, Inc. and Subsidiaries

Union Excess to be deemed a variable interest entity (VIE). The effect of the adjustments and First Restatement relating to Union Excess on certain of AIG’s consolidated statement of income and balance sheet accounts is as follows:

Increase (Decrease) For Years Ended and at December 31,

(in millions)		2004	2003	2002	2001	2000

Consolidated Statement of Income:
	Premiums and other considerations	$386	$439	$673	$726	$251
	Net investment income	259	304	233	179	140
	Realized capital gains (losses)	(48)	(17)	105	39	61
	Incurred policy losses and benefits	671	433	683	638	955
	Insurance acquisition and other operating expenses	48	48	52	111	63
	Net income	(78)	160	180	127	(368)

Consolidated Balance Sheet:
	Premiums and insurance balances receivable, net of allowance	2,417	1,923	1,477	956	119
	Reinsurance assets	(5,511)	(5,815)	(5,856)	(5,382)	(4,763)
	Other assets	1,607	2,549	2,760	2,561	2,327
	Total shareholders’ equity	(951)	(873)	(1,033)	(1,213)	(1,340)

–	Gen Re: In December 2000 and March 2001, an AIG subsidiary entered into an assumed reinsurance transaction with a subsidiary of General Re Corporation (Gen Re) involving two tranches of $250 million each. In connection with each tranche, consolidated net premiums written and consolidated incurred policy losses and benefits increased by $250 million in the fourth quarter of 2000 (with respect to the first tranche) and the first quarter of 2001 (with respect to the second tranche). The first tranche of the transaction was commuted in November 2004, reducing premiums and reserves for losses and loss expenses by approximately $250 million in the fourth quarter 2004. AIG has concluded that the transaction was done to accomplish a desired accounting result and did not entail sufficient qualifying risk transfer. As a result, AIG has determined that the transaction should not have been recorded as insurance. AIG’s restated financial statements recharacterize the transaction as a deposit rather than as insurance. This adjustment also includes the effects of a related commutation in 2001. Such recharacterization had virtually no effect on net income or consolidated shareholders’ equity but had the following effects on certain of AIG’s consolidated statement of income and balance sheet accounts:

Increase (Decrease) For Years Ended and at December 31,

(in millions)	2004	2003	2002	2001	2000

Consolidated Statement of Income:
Premiums and other considerations	$245	$–	$–	$(258)	$(250)
Incurred policy losses and benefits	250	–	–	(258)	(250)

Consolidated Balance Sheet:
Reserve for losses and loss expenses	(250)	(500)	(500)	(500)	(250)
Other liabilities	250	500	500	500	250

–	Other Risk Transfer: AIG has concluded that Richmond Insurance Company, Ltd., a Bermuda-based reinsurance holding company (Richmond) in which AIG held a 19.9 percent ownership interest through December 31, 2004, should be treated as a consolidated entity in AIG’s financial statements due to AIG’s ability to exert control over that entity. Such determination was based, in part, on arrangements and documents, including put agreements requiring an AIG subsidiary to purchase the Richmond shares, that appear not to have been previously disclosed to appropriate AIG financial personnel or AIG’s independent auditors. Although as of December 31, 2004 AIG owned only a minority ownership interest in Richmond, a review of the operations of Richmond and its subsidiaries has shown significant previously undisclosed evidence of AIG control causing Richmond to be deemed a VIE. The consolidation of Richmond had virtually no effect on net income or consolidated shareholders’ equity. On June 30, 2005, AIG acquired an additional 49.9 percent of Richmond and in October 2005 AIG acquired the remaining 30.2 percent of Richmond.

As a result of its internal review of AIG Re, AIG Risk Finance and AIG Risk Management and certain transactions, AIG determined that adjustments were required because certain transactions lacked sufficient risk transfer to qualify for insurance accounting under GAAP.

The effect of the First Restatement for Richmond, AIG Re, AIG Risk Finance, AIG Risk Management and certain other

FORM 10-K/A :  37

American International Group, Inc. and Subsidiaries

transactions on certain of AIG’s consolidated statement of income and balance sheet accounts is as follows:

Increase (Decrease) For Years Ended and at December 31,

(in millions)	2004	2003	2002	2001	2000

Consolidated Statement of Income:
Premiums and other considerations	$(287)	$33	$(856)	$(924)	$(815)
Incurred policy losses and benefits	(159)	53	(862)	(561)	(739)
Insurance acquisition and other operating expenses	(112)	(62)	(35)	(242)	(65)
Net income	(26)	–	22	(66)	(4)

Consolidated Balance Sheet:
Premiums and insurance balances receivable, net of allowance	(362)	(389)	(537)	(752)	(932)
Reinsurance assets	(529)	(1,185)	(912)	(937)	(1,032)
Other assets	947	1,126	634	807	989
Reserve for losses and loss expenses	(1,154)	(1,609)	(1,609)	(995)	(748)
Reserve for unearned premiums	82	112	(31)	(131)	(347)
Funds held by companies under reinsurance treaties	(740)	(1,019)	(1,021)	(1,103)	(1,040)
Other liabilities	1,910	2,114	1,850	1,392	1,120
Total shareholders’ equity	(77)	(51)	(52)	(73)	(7)

•	Loss Reserves: Estimation of ultimate net losses and loss expenses is a complex process requiring the use of assumptions which may be highly uncertain at the time of estimation. As a result of its internal review, AIG has determined that the IBNR included in the General Insurance reserve for losses and loss expenses was adjusted on a regular basis without appropriate support for the changes requested to be made. Although AIG does not believe that any change materially affected the integrity of AIG’s loss reserve position because in each instance IBNR as adjusted was determined to be within an appropriate tolerance of the applicable actuarial point estimate, AIG has determined that the unsupported decreases in reserves generated independently from the actuarial process constituted errors which should be corrected and has restated the amounts of carried reserves accordingly. As a result, the fourth quarter 2002 charge relating to the increase in the General Insurance reserve for losses and loss expenses, previously reported as $2.8 billion, has been restated to $2.1 billion to reduce the original charge by the cumulative effect of the correction of the unsupported adjustments to reserves through that date (approximately $700 million). Therefore, the charge to pretax earnings is approximately $700 million less than previously reported, reflecting the removal of the unsupported adjustments to reserves in periods prior to and including the fourth quarter of 2002. The effect of the First Restatement of the loss reserves on certain of AIG’s consolidated statement of income and balance sheet accounts is set forth as follows:

Increase (Decrease) For Years Ended and at December 31,

(in millions)	2004	2003	2002	2001	2000

Consolidated Statement of Income:
Incurred policy losses and benefits	$302	$342	$(351)	$137	$223
Net income	(196)	(222)	228	(89)	(145)

Consolidated Balance Sheet:
Reserve for losses and loss expenses	880	578	236	587	450
Total shareholders’ equity	(572)	(375)	(153)	(381)	(292)

•	Net Investment Income. As a result of the internal review, AIG determined that the accounting for certain transactions had the effect of improperly converting capital gains into net investment income and was not consistent with GAAP. The most significant of these transactions are:

–	Covered Calls: From 2001 through 2003, certain AIG subsidiaries entered into a series of transactions with third parties whereby these subsidiaries sold in-the-money calls, principally on municipal bonds in their investment portfolios that had unrealized appreciation associated with them. Upon exercise of a call, the related bonds were delivered to the purchaser of the call and subsequently reacquired by the subsidiaries pursuant to contingent forward agreements which permitted the AIG subsidiaries to repurchase the bonds at the prevailing market value. In connection with selling the calls, the AIG subsidiaries also entered into interest rate swaps to protect them against the effects of changes in value of the applicable bonds as a result of movements in interest rates during the transaction period. These transactions were accounted for as sales and subsequent purchases and appear to have been initiated to increase net investment income. AIG has determined that, because AIG was able to cause the bonds to be returned from the third parties even after the third parties exercised the call options, AIG did not cede control over the bonds and therefore the transactions

FORM 10-K/A :  39

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

should not have been accounted for as sales and subsequent purchases but rather as financings. The adjustments required to correct this error reduce previously reported amounts of net investment income and correspondingly increase realized capital gains from these transactions over the three-year period. The First Restatement had no net effect on consolidated shareholders’ equity for any period and the following effects on certain of AIG’s consolidated statement of income accounts:

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

40 : FORM 10-K/A

American International Group, Inc. and Subsidiaries

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

Beginning in the first quarter of 2004, a process was implemented to identify only certain equity-related gains in Southeast Asia and a limited amount of fixed income and equity gains in Japan and to segregate and treat such realized capital gains separately for segment reporting purposes only. The new process and limits were applied retroactively for 2003, 2002, 2001 and 2000 as part of the First Restatement.

The First Restatement reverses all such unsupported “top level” and other directed entries, including the Foreign Life Insurance Net Investment Income Reclassification, with the

FORM 10-K/A :  41

American International Group, Inc. and Subsidiaries

following effect on certain of AIG’s consolidated statement of income and balance sheet accounts:

Increase (Decrease) For Years Ended and at December 31,

(in millions)	2004	2003	2002	2001	2000

Consolidated Statement of Income:
Premiums and other considerations	$130	$250	$(199)	$(272)	$(184)
Net investment income	(384)	(783)	(733)	(514)	(155)
Realized capital gains (losses)	108	559	374	223	126
Other revenues	267	89	92	70	80
Incurred policy losses and benefits	57	195	(337)	(417)	(97)
Insurance acquisition and other operating expenses	(229)	(115)	47	272	95
Net income	213	26	(112)	(241)	(112)

Consolidated Balance Sheet:
Premiums and insurance balances receivable, net of allowance	(15)	(265)	(456)	(398)	(306)
Reserve for losses and loss expenses	–	(30)	(306)	(246)	(95)
Other liabilities	252	231	251	155	(10)
Total shareholders’ equity	(206)	(401)	(454)	(342)	(105)

•	Conversion of Underwriting Losses to Capital Losses. This category includes transactions and entries that had the principal effect of improperly recharacterizing underwriting losses as capital losses. Although these errors have a minimal effect on consolidated shareholders’ equity at December 31, 2004, they have an effect on underwriting results in each year. This category also includes insurance and reinsurance transactions where AIG’s accounting resulted in errors relating to the timing and classification of income recognition as well as errors relating to the timing of premium recognition. The most significant transactions in this category are the following:

–	Capco: AIG has determined that a series of transactions with Capco Reinsurance Company, Ltd. (Capco), a Barbados-domiciled reinsurer, involved an improper structure created to recharacterize underwriting losses relating to auto warranty business as capital losses. That structure, which appears to have not been properly disclosed to appropriate AIG personnel or its independent auditors, consisted primarily of arrangements between subsidiaries of AIG and Capco that require Capco to be treated as a consolidated entity in AIG’s financial statements. The result of such consolidation is to reverse capital losses for the years 2000 through 2003 and recognize a corresponding amount of underwriting losses in 2000.

–	The Robert Plan: AIG has restated the accounting for surplus notes purchased as part of a litigation settlement in 2002 with The Robert Plan Corporation (The Robert Plan). Pursuant to the settlement agreement, the surplus notes were to be repaid through profits received from a managing general agency relationship with The Robert Plan. When AIG deemed that repayment under the surplus notes was unlikely, AIG recorded the impairment charge as realized capital losses rather than underwriting losses. AIG now believes that this accounting treatment was an error and has restated the impairment charges as underwriting losses.

–	AIRCO Reinsurance: In each of 1999 and 2000, AIRCO entered into stop loss reinsurance agreements with Union Excess relating to accident and health business of Nan Shan. Concurrently with each reinsurance agreement, AIRCO entered into a swap agreement with Union Excess, under which the payments were linked to payments under the reinsurance agreement. The transaction had the effect of converting incurred policy losses into capital losses. AIG has determined that its prior accounting was a misapplication of GAAP and has reversed both the cessions under the reinsurance agreement and the corresponding swaps.

The effect of the First Restatement on certain of AIG’s consolidated statement of income and balance sheet accounts is as follows:

Increase (Decrease) For Years Ended and at December 31,

(in millions)	2004	2003	2002	2001	2000

Consolidated Statement of Income:
Premiums and other considerations	$–	$–	$(43)	$–	$1
Realized capital gains (losses)	116	19	48	66	58
Incurred policy losses and benefits	–	–	130	–	192
Insurance acquisition and other operating expenses	(6)	(2)	1	–	–
Net income	79	20	(65)	66	(133)

Consolidated Balance Sheet:
Collateral and guaranteed loans, net of allowance	(116)	(55)	–	–	–
Short-term investments, at cost	–	–	(100)	(120)	(120)
Other assets	(5)	(7)	(22)	(67)	(133)
Total shareholders’ equity	(30)	(109)	(129)	(64)	(130)

•	Asset Realization. As a result of the internal review, AIG concluded that adjustments should be made to the value of

FORM 10-K/A :  41

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

certain assets included in its consolidated balance sheet. The most significant of these items are:

–	Domestic Brokerage Group (DBG) Issues: A review of allowances for doubtful accounts and other accruals recorded by certain DBG member companies has led AIG to conclude that the allowances related to certain premiums receivable, reinsurance recoverables and other assets were not properly analyzed in prior periods and that appropriate allowances were not properly recorded in AIG’s consolidated financial statements. Certain relevant information was known by certain members of senior management but, AIG now understands, not previously disclosed to the independent auditors. In addition, various accounts were not properly reconciled. AIG’s restated financial statements reflect the recording of appropriate amounts for these reserves and allowances for doubtful accounts for the appropriate time period, resulting in an after-tax reduction in consolidated shareholders’ equity at December 31, 1999 of $514 million. Because all of the reporting periods affected by these adjustments were prior to 2000, the First Restatement results in decreases in insurance acquisition and other operating expenses in 2004, 2003, 2002, 2001 and 2000. The effect of the First Restatement resulting from DBG issues on certain of AIG’s consolidated statement of income and balance sheet accounts is as follows:

Increase (Decrease) For Years Ended and at December 31,

(in millions)	2004	2003	2002	2001	2000

Consolidated Statement of Income:
Insurance acquisition and other operating expenses	$(52)	$(224)	$(23)	$(22)	$(27)
Net income	34	146	15	13	17

Consolidated Balance Sheet:
Premiums and insurance balances receivable, net of allowance	(864)	(918)	(1,142)	(1,166)	(1,249)
Reserve for losses and loss expenses	(509)	(509)	(509)	(509)	(509)
Reserve for unearned premiums	(81)	(81)	(81)	(81)	(107)
Total shareholders’ equity	(290)	(324)	(470)	(484)	(497)

–	Other Than Temporary Declines: AIG’s investment accounting policies require that an investment that has been identified as impaired should be written down in the period in which such impairment is determined, and recorded as a realized capital loss. AIG has determined that realized capital losses with respect to certain impaired investments were not recorded in the appropriate periods, and the restatement will thus affect the timing of previously reported realized capital losses. The First Restatement adjustments resulting from other than temporary declines had only a minor effect on consolidated shareholders’ equity but affected certain of AIG’s consolidated statement of income accounts as follows:

Increase (Decrease) For Years Ended and at December 31,

(in millions)	2004	2003	2002	2001	2000

Consolidated Statement of Income:
Realized capital gains (losses)	$4	$463	$307	$(209)	$(202)
Net income	2	301	200	(136)	(132)

•	Other GAAP Corrections. As part of its internal review, AIG has considered the application of certain accounting principles to specific businesses and transactions, and has determined that certain misapplications of GAAP are errors that require restatement of its financial statements. These adjustments include the following:

–	Accounting for Derivatives (FAS 133 Hedge Accounting): AIG and its subsidiaries, including AIGFP, engage in hedging activities for their own accounts, which AIG believes have been and remain economically effective. AIG and its subsidiaries enter into derivative contracts principally to hedge interest rate risk and foreign currency risk associated with their assets, liabilities and forecasted cash flows. Such derivative transactions include interest rate swaps, cross currency swaps and forwards, which are generally executed through AIGFP. Statement of Financial Accounting Standards No. 133 — “Accounting for Derivative Instruments and Hedging Activities” (FAS 133) requires that third-party derivatives used for hedging must be specifically matched with the underlying exposures to an outside third party and documented contemporaneously to qualify for hedge accounting treatment. The internal review determined that in many cases AIG did not meet these hedging requirements with respect to certain hedging transactions. See the discussion under “Derivatives” herein.

AIG has historically reported the changes in the fair value of certain derivatives used for hedging activities through other comprehensive income in consolidated shareholders’ equity or in net income with a corresponding adjustment to the hedged item, depending on the nature of the hedging relationship. In order to comply with FAS 133, the restated consolidated financial statements include the changes in fair value for certain derivatives, previously recorded through other comprehensive income, in current period income and reverse the previous adjustments on certain assets and liabilities recorded in income in connection with hedge accounting. Because these activities did not qualify for hedge accounting, Statement of Financial Accounting Standards

42 : FORM 10-K/A

American International Group, Inc. and Subsidiaries

No. 115 — “Accounting for Certain Investments in Debt and Equity Securities” requires AIG to recognize the corresponding changes in fair value, including foreign exchange gains and losses resulting from exchange rate fluctuations, relating to available-for-sale investments through accumulated other comprehensive income. The First Restatement adjustments with respect to FAS 133 do not result in any changes in AIG’s liquidity or its overall financial condition even though inter-period volatility of earnings increases.

AIG is assessing the cost and benefits of modifying its hedging activities to obtain hedge accounting under the requirements of FAS 133. The First Restatement to reflect appropriate GAAP accounting for these derivatives, which also included reclassifications between the accounts securities available for sale, at market value and securities purchased under agreements to resell, at contract value, had the following effects on certain of AIG’s consolidated statement of income and balance sheet accounts:

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

The First Restatement had the following effects on consolidated net income and shareholders’ equity:

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

FORM 10-K/A :  43

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Together, these adjustments had the following effects on certain of AIG’s consolidated statement of income and balance sheet accounts:

Increase (Decrease) For Years Ended and at December 31,

(in millions)	2004	2003	2002	2001	2000

Consolidated Statement of Income:
Realized capital gains (losses)	$(127)	$(193)	$(52)	$44	$–
Net income	(124)	(193)	(53)	75	119

Consolidated Balance Sheet:
Other assets	163	143	31	(6)	(15)
Reserve for losses and loss expenses	(25)	(407)	(882)	(902)	(747)
Total shareholders’ equity	131	358	594	583	476

–	Life Settlements. Life settlements are designed to assist life insurance policyholders to monetize the existing value of life insurance policies. AIG, through an insurance subsidiary and non-consolidated trusts, which are deemed to be a qualifying special purpose entity and a VIE, engages in this business. The non-consolidated trusts purchase life insurance policies from policyholders at an initial price and pay additional premiums to keep the policies in force until the insured dies. AIG’s proportionate share of the net death benefits from the purchased contracts, net of reinsurance to a third party reinsurer, was recorded as premium. The costs incurred by the trusts to acquire the contracts and keep them in force were recorded as paid losses by AIG, net of reinsurance. AIG’s accounting resulted in upfront gain recognition of expected profits and premium recognition for amounts loaned to the trusts by other AIG subsidiaries.

AIG has determined, in light of new information which was not available to management or AIG’s independent auditors at the time the initial accounting determination was made, that the accounting for these transactions as insurance and reinsurance is a misapplication of GAAP that should be corrected through restatement. The First Restatement results in life settlements being accounted for using an investment method of accounting under FASB Technical Bulletin (FTB) 85-4 “Accounting for Purchases of Life Insurance.” Under FTB 85-4, the carrying value of each contract at purchase and at the end of each reporting period is equal to the cash surrender value of the contract. Cash paid to purchase these contracts that is in excess of the cash surrender value at the date of purchase is recognized as a loss immediately, and periodic maintenance costs, such as premiums necessary to keep the underlying contract in force, are charged to earnings immediately. The life insurance benefits at the insured’s death are payable to the AIG subsidiary and reflected in income at that time. The effect of the First Restatement on certain of AIG’s consolidated statement of income and balance sheet accounts is as follows:

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

Recently, the FASB tentatively concluded that life settlement contracts could be accounted for as an investment, held at cost, with no loss recognized at inception, and revenue recognized when the death benefit is received. Alternatively, an entity could make an irrevocable item-by-item election to measure investments in life settlement contracts at fair value. The fair value election can be made for existing contracts at the date of adoption or for new contracts made upon entering into the life settlement contract. In its discussions, the FASB tentatively concluded that retroactive application will be required. AIG expects that approximately $250 million of the First Restatement adjustment to shareholders’ equity at December 31, 2004 would be eliminated, under either the fair value or investment method, if the FASB’s tentative conclusion is adopted.

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

44 : FORM 10-K/A

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

shortened, and that certain deferrals associated with an inter-company reinsurance treaty were in error and required correction. This adjustment includes the recharacterization of certain incurred policy losses and benefits to Insurance acquisition and other operating expenses. The effect of these adjustments on certain of AIG’s consolidated statement of income and balance sheet accounts is as follows:

Increase (Decrease) For Years Ended and at December 31,

(in millions)	2004	2003	2002	2001	2000

Consolidated Statement of Income:
Incurred policy losses and benefits	$(265)	$(231)	$(188)	$(133)	$(134)
Insurance acquisition and other operating expenses	321	287	285	450	310
Net income	(33)	2	(12)	(138)	(40)

Consolidated Balance Sheet:
Deferred policy acquisition costs	(485)	(432)	(383)	(307)	(85)
Other assets	(92)	(94)	(146)	(204)	(214)
Total shareholders’ equity	(344)	(311)	(313)	(301)	(163)

–	SICO Deferred Compensation: AIG has included in the First Restatement, expense amounts attributable to deferred compensation granted to certain AIG employees by SICO (pursuant to the SICO Plan described in Note 16), a private holding company that owns approximately 12 percent of AIG’s common stock. The amount of deferred compensation granted by SICO has previously been disclosed in the notes to AIG’s consolidated financial statements but was not included as an expense in the calculation of AIG’s consolidated net income because the amounts had been determined not to be material to AIG’s consolidated results of operations in any individual period. The expense related to SICO deferred compensation is recorded as a charge to reported earnings in the periods restated, with an offsetting entry to additional paid-in capital reflecting amounts deemed contributed by SICO. For prior periods, AIG has recorded a reduction of $905 million in retained earnings on its December 31, 1999 consolidated balance sheet and a corresponding increase to additional paid-in capital. The volatility in the expense is attributable to the variable accounting as well as the fact that shares are allocated only in alternate years. The inclusion of the expense attributable to the SICO Plans in AIG’s consolidated financial statements had no effect on consolidated shareholders’ equity but had the following effects on certain of AIG’s consolidated statement of income accounts:

Increase (Decrease) For Years Ended and at December 31,

(in millions)	2004	2003	2002	2001	2000

Consolidated Statement of Income:
Insurance acquisition and other operating expenses	$56	$275	$(173)	$45	$293
Net income	(56)	(275)	173	(45)	(293)

–	Commutations: Certain direct insurance, and ceded and assumed reinsurance contracts, were commuted prior to their natural expiration. For certain commutations, the cash received was recorded through negative paid losses in accordance with statutory guidance, while for others it was recorded as written premiums. Despite the lack of guidance under GAAP with respect to this issue, AIG has determined that the accounting for certain commutations was in error due to the inconsistency in AIG’s accounting for commutations and the fact that certain commutations were recorded through the written premium line when there was no unearned premium balance outstanding. As part of this restatement any commutations that were originally recorded through written premium are reclassified to paid losses in the period in which they occurred. The First Restatement had no effect on consolidated net income or shareholders’ equity but affected certain of AIG’s consolidated statement of income and balance sheet accounts as follows:

Increase (Decrease) For Years Ended and at December 31,

(in millions)	2004	2003	2002	2001	2000

Consolidated Statement of Income:
Premiums and other considerations	$(370)	$(405)	$(79)	$4	$(312)
Incurred policy losses and benefits	(370)	(405)	(79)	4	(312)

Consolidated Balance Sheet:
Reserves for losses and loss expenses	151	58	51	51	–
Insurance balances payable	(93)	(51)	(51)	(51)	–

–	Dollar Roll Transactions: Certain AIG subsidiaries entered into dollar roll transactions with third parties designed to enhance the return on AIG’s mortgage backed securities (MBS) portfolio. In a dollar roll transaction, AIG subsidiaries agree to sell a pool of MBSs and simultaneously agree to repurchase substantially the same securities at a later date, typically in one month. AIG accounted for these transactions as collateralized financings under SFAS 140. Even though it had received collateral sufficient to fund substantially all of the cost of purchasing identical replacement securities at the time of transfer, AIG was not fully protected during the term of the contract to replace the asset in

46 : FORM 10-K/A

American International Group, Inc. and Subsidiaries

the event that the transferee defaulted. Accordingly, AIG should not have accounted for these transactions as financings, but rather as derivatives with mark-to-market changes reflected in earnings. The effect of the adjustments and restatement on certain of AIG’s consolidated statement of income accounts is as follows:

Increase (Decrease) For Years Ended and at December 31,

(in millions)	2004	2003	2002	2001	2000

Consolidated Statement of Income:
Realized capital gains (losses)	$16	$(98)	$157	$(46)	$26
Net income	16	(98)	157	(46)	26

–	Affordable Housing: Through an investment limited partnership, an AIG subsidiary, as the general partner, syndicates the tax benefits (including both tax credits and tax losses) generated by affordable housing real estate properties. AIG guarantees the return of the tax benefits to the limited partner investors. Prior to the second quarter of 2003, these syndication transactions were accounted for as sales and the gain was recorded on a straight-line basis over ten years. Beginning in the third quarter of 2003, because of the guarantees, AIG changed its accounting for these partnerships to record all new syndications as financings, rather than sales. At the same time, AIG adjusted its consolidated balance sheet to reflect previous syndications as financings, but did not record the cumulative impact to earnings because the amounts were viewed as immaterial. AIG has now determined that it is necessary to record these adjustments for the periods prior to the third quarter of 2003, and the First Restatement had the following effects on certain of AIG’s consolidated statement of income and balance sheet accounts:

Increase (Decrease) For Years Ended and at December 31,
(in millions)	2004	2003	2002	2001	2000

Consolidated Statement of Income:
Other revenues	$(39)	$(44)	$(43)	$(71)	$(126)
Net income	(25)	(28)	(28)	(46)	(82)

Consolidated Balance Sheet:
Other invested assets	1,452	1,652	1,585	1,427	1,172
Investment income due and accrued	(289)	(254)	(222)	(149)	(109)
Other assets	(1,688)	(2,009)	(7)	(5)	(2)
Other liabilities	(30)	(154)	1,770	1,644	1,360
Total shareholders’ equity	(322)	(297)	(269)	(241)	(195)

–	SunAmerica Partnerships: As part of the First Restatement, management has reclassified the earnings of the SunAmerica partnerships out of other operations, where previously reported, into the Asset Management segment. This revised presentation characterizes the partnership earnings as revenues rather than as a component of insurance acquisition and operating expenses in AIG’s consolidated statement of income. Within the Asset Management segment, this presentation divides the partnership earnings into those of SunAmerica Life, whose equity supports the GIC business, and those of AIG SunAmerica, which are now classified as other asset management revenues. The First Restatement had no effect on consolidated net income or shareholders’ equity but affected certain of AIG’s consolidated statement of income accounts as follows:

Increase (Decrease) For Years Ended and at December 31,

(in millions)	2004	2003	2002	2001	2000

Consolidated Statement of Income:
Other revenues	$661	$323	$243	$475	$764
Insurance acquisition and other operating expenses	661	353	247	475	764

(b) Second Restatement

     As announced on November 9, 2005, AIG identified certain errors, the preponderance of which were identified during the remediation of the material weaknesses in internal controls over financial reporting referred to above, principally relating to internal controls surrounding accounting for derivatives and related assets and liabilities under FAS 133, reconciliation of certain balance sheet accounts and income tax accounting. AIG also announced it was correcting errors that were identified since the First Restatement, including those relating to the accounting for certain payments received from aircraft and engine manufacturers by ILFC, which were originally corrected in AIG’s June 2005 Form 10-Q. The adjustments to correct the foregoing errors are referred to as the Initial Adjustments.

     In connection with the remediation of material weaknesses in internal controls over financial reporting referred to above, AIG identified certain additional errors, principally relating to internal controls over reconciliation of certain balance sheet accounts in DBG. As a result, AIG is including further adjustments (the Additional Adjustments) in its restatement of the consolidated financial statements and financial statement schedules for the years ended December 31, 2004, 2003 and 2002, along with 2001 and 2000 for purposes of preparation of the Selected Consolidated Financial Data for 2001 and 2000, and quarterly financial information for 2004 and 2003 and will restate the first three quarters of 2005. The Initial Adjustments and the Additional Adjustments are referred to herein as the Second Restatement. AIG’s September 2005 Form 10-Q will not be amended because the

FORM 10-K/A :  47

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Additional Adjustments to the financial statements included therein are not material to those financial statements.

     Details of Initial Adjustments in the Second Restatement. The accounting adjustments relate primarily to the categories described below.

•	Accounting for Derivatives and Related Assets and Liabilities (FAS 133 Hedge Accounting). During the third quarter of 2005, AIG identified and corrected additional errors identified during the remediation of the previously disclosed material weakness in internal controls surrounding accounting for derivatives and related assets and liabilities under FAS 133. AIG continues to believe such hedging activities have been and remain economically effective, but do not currently qualify for hedge accounting.

Included in the Initial Adjustments to correct AIG’s accounting for derivatives are adjustments correcting the errors in accounting for certain secured financings where AIGFP had sold an available-for-sale security and concurrently entered into a total return swap with a repurchase obligation. The Initial Adjustments for these errors increased both securities available for sale, at market value, and securities sold under agreements to repurchase, by approximately $2 billion as of December 31, 2004.

The Initial Adjustments to reflect appropriate GAAP accounting for these derivatives, which also included related currency translation gains and losses, had the following effects on certain of AIG’s consolidated statement of income and balance sheet accounts:

Increase (Decrease) For Years Ended and at December 31,
(in millions)	2004	2003	2002	2001	2000

Consolidated Statement of Income:
Realized capital gains (losses)	$42	$170	$(386)	$9	$11
Other revenues	(242)	(167)	276	138	–
Insurance acquisition and other operating expenses	(321)	(236)	(139)	(26)	(2)
Net income	133	138	21	54	62

Consolidated Balance Sheet:
Securities available for sale, at market value	2,320	2,028	989	–	–
Securities sold under agreements to repurchase, at market value	2,317	2,080	992	–	–

•	Asset Realization — Domestic Brokerage Group (DBG) Issues. During the third quarter of 2005, AIG concluded that additional adjustments should be made to the value of certain DBG reserves and allowances for doubtful accounts for time periods prior to January 1, 2003. See also “(a) First Restatement — Details of Accounting Adjustments included in the First Restatement — Asset Realization — Domestic Brokerage Group (DBG) Issues.”

The Initial Adjustments had the following effects on consolidated net income and shareholders’ equity:

Increase (Decrease) For Years Ended and at December 31,

(in millions)	2004	2003	2002	2001	2000

Consolidated Statement of Income:
Net income	$–	$–	$(18)	$(36)	$(36)

Consolidated Balance Sheet:
Total shareholders’ equity	(205)	(205)	(205)	(187)	(151)

•	Income Tax Accounting. During the third quarter of 2005, AIG identified and corrected additional errors in its income tax accounting. The most significant adjustment resulted from AIG incorrectly recording the income tax benefit resulting from employee exercises of stock options as a reduction in income tax expense rather than as an increase in additional paid-in capital as required by GAAP. The Initial Adjustments relating to income tax had the following effects on certain of AIG’s consolidated statement of income and balance sheet accounts:

Increase (Decrease) For Years Ended and at December 31,

(in millions)	2004	2003	2002	2001	2000

Consolidated Statement of Income:
Income tax expense	$(169)	$5	$9	$13	$22
Net income	169	(5)	(9)	(13)	(22)

Consolidated Balance Sheet:
Additional paid-in capital	113	95	90	81	68
Total shareholders’ equity	131	–	–	–	–

•	Manufacturers’ Payments Received by ILFC. In the course of the ILFC review of its application of FAS 133 in connection with AIG’s internal review, ILFC, in consultation with its independent registered public accounting firm, identified an error in its accounting for certain payments received from aircraft and engine manufacturers. Under arrangements with these manufacturers, in certain circumstances, the manufacturers established notional accounts for the benefit of ILFC to which amounts were credited by the manufacturers in connection with the purchase by and delivery to ILFC and the lease of aircraft. Amounts credited to the notional accounts were used at ILFC’s direction to protect ILFC from certain events, including loss when airline customers of ILFC defaulted on lease payment obligations, to provide lease subsidies and other incentives to ILFC’s airline customers in connection with leases of certain aircraft, and to reduce ILFC’s cost of aircraft purchased.

Historically, ILFC recorded as revenues gross lease receipts from lessees who had received lease subsidies from the notional accounts and amounts paid directly to ILFC from the notional accounts in connection with lessee defaults.

48 : FORM 10-K/A

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Amounts recorded as revenue at the time they were disbursed to ILFC or its lessees should have been recorded as a reduction of the purchase price of the aircraft at the time of delivery.

Although ILFC restated its financial statements for the years 2000 through 2004 and for the quarter ended March 31, 2005 to correct its accounting for the payments from aircraft and engine manufacturers described above, AIG had previously considered these adjustments not to be sufficiently material to require correction by restatement in AIG’s consolidated financial statements. The Initial Adjustments relating to the manufacturers’ payment had the following effects on certain of AIG’s consolidated statement of income and balance sheet accounts:

Increase (Decrease) For Years Ended and at December 31,
(in millions)	2004	2003	2002	2001	2000

Consolidated Statement of Income:
Other revenues	$(115)	$(145)	$(147)	$(89)	$(71)
Net income	(46)	(67)	(72)	(37)	(29)

Consolidated Balance Sheet:
Total shareholders’ equity	(320)	(274)	(207)	(135)	(98)

     Details of Additional Adjustments in the Second Restatement. The Additional Adjustments relate primarily to the categories described below.

•	Asset Realization and Revenue Recognition — Domestic Brokerage Group (DBG) Issues. During the remediation of material weaknesses in internal controls, AIG concluded that additional adjustments should be made to the value of certain DBG reserves and allowances for doubtful accounts, and revisions were necessary to the revenues previously recognized for certain long-tail environmental policies. See also “(a) First Restatement — Details of Accounting Adjustments included in the First Restatement — Asset Realization — Domestic Brokerage Group (DBG) Issues.”

The Additional Adjustments had the following effects on consolidated net income and shareholders’ equity:

Increase (Decrease) For Years Ended and at December 31,
(in millions)	2004	2003	2002	2001	2000

Consolidated Statement of Income:
Net income	$(33)	$(31)	$(55)	$(42)	$(21)

Consolidated Balance Sheet:
Total shareholders’ equity	(534)	(478)	(417)	(397)	(356)

•	Accounting for Derivatives and Related Assets and Liabilities (FAS 133 Hedge Accounting). During the fourth quarter of 2005, AIG identified and corrected additional errors identified during the remediation of the previously disclosed material weaknesses in internal controls surrounding accounting for derivatives and related assets and liabilities under FAS 133. AIG continues to believe such hedging activities have been and remain economically effective, but do not currently qualify for hedge accounting.

The Additional Adjustments to reflect appropriate GAAP accounting for these derivatives, which also included related currency translation gains and losses, had the following effects on certain of AIG’s consolidated statement of income and balance sheet accounts:

Increase (Decrease) For Years Ended and at December 31,
(in millions)	2004	2003	2002	2001	2000

Consolidated Statement of Income:
Other revenues	(121)	142	57	11	(100)
Net income	(87)	154	81	2	(89)

Consolidated Balance Sheet: Total shareholders’ equity	(65)	(49)	(68)	(39)	(65)

•	Income Tax Accounting. During the fourth quarter of 2005, AIG identified and corrected additional errors in its income tax accounting. The income tax adjustments had the following effects on certain of AIG’s consolidated statement of income and balance sheet accounts:

Increase (Decrease) For Years Ended and at December 31,

(in millions)	2004	2003	2002	2001	2000

Consolidated Statement of Income:
Income tax expense	59	48	35	16	(34)
Net income	(59)	(48)	(35)	(16)	34

Consolidated Balance Sheet: Total shareholders’ equity	(98)	(23)	101	98	33

48 : FORM 10-K/A

American International Group, Inc. and Subsidiaries

Fourth Quarter 2004 Changes in Estimates

Adjustments in the First Restatement affecting the 2004 consolidated statement of income include changes in estimates relating to the reserve for losses and loss expenses, certain expenses and certain allowances. See “Critical Accounting Estimates” herein. Losses and loss expenses incurred for the fourth quarter includes $850 million relating to changes in estimates attributable to asbestos and environmental exposures, see “Asbestos and Environmental Reserve” herein, $232 million relating to changes in estimates attributable to the accruals for salvage and subrogation recoveries (see Note 1(cc) of Notes to Consolidated Financial Statements) and $178 million attributable to an arbitration decision with Superior National Insurance Company over the rescission of a quota share reinsurance agreement, which increases the reserves for the matter to $370 million at December 31, 2004. See Note 12(h) of Notes to Consolidated Financial Statements. The changes in estimates also includes an adjustment of $56 million to deferred acquisition costs, principally relating to a refinement of costs eligible for deferral in accordance with AIG policy. The change in estimate for DBG asset realization includes an increase in the allowance for uncollectible receivables. With respect to income taxes, the change in estimate relates primarily from the determination that the earnings of certain foreign subsidiaries are expected to be repatriated to the U.S. Accordingly, AIG can no longer assert that the undistributed earnings are permanently reinvested.

See Note 1(cc) of Notes to Consolidated Financial Statements for further details on fourth quarter changes in estimates.

The following table summarizes the more significant of the fourth quarter changes in estimates:

For the Three Months and
Twelve Months Ended
(in millions)	December 31, 2004

Fourth Quarter 2004 Changes in Estimates:
Increase in reserve for asbestos and environmental losses and loss expenses	$(850)
Deferred acquisition costs adjustments	(56)
Accrual for salvage and subrogation recoveries	(232)
Subsequent events related to reinsurance arbitration	(178)
DBG asset realization	(150)
Other changes in estimates	(136)

Total pretax changes in estimates	(1,602)
Income tax adjustments	(146)
Less: tax effect related to changes in estimates	561

Total changes in estimates	$(1,187)

FORM 10-K/A :  49

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following tables summarize the effect on major balance sheet and statement of income accounts of the adjustments included in the Restatements and the fourth quarter 2004 changes in estimates by transaction, accounting entry or entity category.

CONSOLIDATED BALANCE SHEET ACCOUNTS

Total Assets

December 31,
(in millions)	2004	2003	2002	2001	2000

Total Assets, as Previously Announced or Reported	$804,607	$678,346	$561,229	$493,061	$426,671
Adjustments in the First Restatement:
Risk Transfer:
Union Excess	(1,487)	(1,343)	(1,619)	(1,865)	(2,317)
Other Risk Transfer	47	(456)	(822)	(888)	(981)
Net Investment Income:
Muni Tender Option Bond Program	–	–	2,075	2,199	1,449
“Top Level” Adjustments and Other Directed Entries (other than loss reserves)	(108)	(413)	(735)	(626)	(405)
Asset Realization:
Domestic Brokerage Group (DBG) Issues	(837)	(872)	(1,017)	(1,032)	(1,105)
Other GAAP Corrections:
Accounting for Derivatives (FAS 133 Hedge Accounting)	2,297	1,985	2,347	742	(206)
Accounting for Deferred Taxes	(848)	(603)	(427)	(580)	(484)
Life Settlements	(3,241)	(1,895)	(817)	(147)	–
Deferred Acquisition Costs (DAC)	(546)	(495)	(498)	(480)	(268)
Affordable Housing	(525)	(611)	1,356	1,273	1,061
All Other — Net	(699)	510	484	790	436

Total Adjustments in the First Restatement	(5,947)	(4,193)	327	(614)	(2,820)

Total Assets, as Adjusted or Restated in the First Restatement	798,660	674,153	561,556	492,447	423,851

Initial Adjustments in the Second Restatement:
Accounting for Derivatives (FAS 133 Hedge Accounting)	2,284	1,868	848	(34)	–
Manufacturers Payments Received by ILFC	(508)	(438)	(333)	(218)	(158)
Asset Realization:
Domestic Brokerage Group (DBG) Issues	(310)	(310)	(310)	(282)	(226)
All Other Adjustments — Net	(84)	(86)	(103)	(67)	(42)

Total Initial Adjustments in the Second Restatement	1,382	1,034	102	(601)	(426)

Total Assets, as Restated for the Initial Adjustments	800,042	675,187	561,658	491,846	423,425

Additional Adjustments in the Second Restatement:
Asset Realization:
Domestic Brokerage Group (DBG) Issues	408	618	209	(366)	(599)
Accounting for Derivatives (FAS 133 Hedge Accounting)	391	(6)	(121)	(628)	144
All Other Adjustments — Net	304	(197)	(148)	(238)	(261)

Total Additional Adjustments in the Second Restatement	1,103	415	(60)	(1,232)	(716)

Total Assets, as Restated in the Second Restatement	$801,145	$675,602	$561,598	$490,614	$422,709

50 : FORM 10-K/A

American International Group, Inc. and Subsidiaries

Other Invested Assets

December 31,
(in millions)	2004	2003	2002	2001	2000

Other Invested Assets, as Previously Announced or Reported	$21,316	$16,787	$12,680	$12,704	$10,623
Adjustments in the First Restatement:
Other GAAP Corrections:
Life Settlements	(486)	(253)	(142)	(28)	–
Affordable Housing	1,452	1,652	1,585	1,427	1,172
All Other — Net	245	298	253	245	(1)

Total Adjustments in the First Restatement	1,211	1,697	1,696	1,644	1,171

Other Invested Assets, as Adjusted or Restated in the First Restatement	22,527	18,484	14,376	14,348	11,794

Initial Adjustments in the Second Restatement	(56)	(50)	(45)	3	5

Other Invested Assets, as Restated for the Initial Adjustments	22,471	18,434	14,331	14,351	11,799

Additional Adjustments in the Second Restatement	1,088	(16)	(18)	–	–

Other Invested Assets, as Restated in the Second Restatement	$23,559	$18,418	$14,313	$14,351	$11,799

Premiums and Insurance Balances Receivable, Net of Allowance

December 31,
(in millions)	2004	2003	2002	2001	2000

Premium and Insurance Balances Receivable, Net of Allowance, as Previously Announced or Reported	$17,202	$14,166	$13,088	$12,412	$11,215
Adjustments in the First Restatement:
Risk Transfer:
Union Excess	2,417	1,923	1,477	956	119
Other Risk Transfer	(362)	(389)	(537)	(752)	(932)
“Top Level” Adjustments and Other Directed Entries (other than loss reserves)	(15)	(265)	(456)	(398)	(306)
Asset Realization:
Domestic Brokerage Group (DBG) Issues	(864)	(918)	(1,142)	(1,166)	(1,249)
Other GAAP Corrections:
Life Settlements	(3,075)	(1,842)	(774)	–	–
All Other — Net	(166)	514	202	(56)	(232)

Total Adjustments in the First Restatement	(2,065)	(977)	(1,230)	(1,416)	(2,600)

Premium and Insurance Balances Receivable, Net of Allowance, as Adjusted or Restated in the First Restatement	15,137	13,189	11,858	10,996	8,615

Initial Adjustments in the Second Restatement:
Asset Realization:
Domestic Brokerage Group (DBG) Issues	(349)	(349)	(350)	(342)	(326)

Total Initial Adjustments in the Second Restatement	(349)	(349)	(350)	(342)	(326)

Premium and Insurance Balances Receivable, Net of Allowance, as Restated for the Initial Adjustments	14,788	12,840	11,508	10,654	8,289

Additional Adjustments in the Second Restatement:
Asset Realization:
Domestic Brokerage Group (DBG) Issues	834	989	533	(41)	(275)

Total Additional Adjustments in the Second Restatement	834	989	533	(41)	(275)

Premium and Insurance Balances Receivable, Net of Allowance, as Restated in the Second Restatement	$15,622	$13,829	$12,041	$10,613	$8,014

FORM 10-K/A :  51

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Reinsurance Assets

December 31,
(in millions)	2004	2003	2002	2001	2000

Reinsurance Assets, as Previously Announced or Reported	$26,171	$27,962	$29,882	$27,199	$23,386
Adjustments in the First Restatement:
Risk Transfer:
Union Excess	(5,511)	(5,815)	(5,856)	(5,382)	(4,763)
Other Risk Transfer	(529)	(1,185)	(912)	(937)	(1,032)
Fourth Quarter Changes in Estimates:
Accruals for salvage and subrogation recoveries	(201)	–	–	–	–
All Other — Net	28	(14)	(63)	(62)	(12)

Total Adjustments in the First Restatement	(6,213)	(7,014)	(6,831)	(6,381)	(5,807)

Reinsurance Assets, as Adjusted or Restated in the First Restatement	19,958	20,948	23,051	20,818	17,579

Initial Adjustments in the Second Restatement:
Asset Realization:
Domestic Brokerage Group (DBG) Issues	(101)	(101)	(101)	(81)	(41)

Total Initial Adjustments in the Second Restatement	(101)	(101)	(101)	(81)	(41)

Reinsurance Assets, as Restated for the Initial Adjustments	19,857	20,847	22,950	20,737	17,538

Additional Adjustments in the Second Restatement:
Asset Realization:
Domestic Brokerage Group (DBG) Issues	(244)	(202)	(168)	(152)	(170)

Total Additional Adjustments in the Second Restatement	(244)	(202)	(168)	(152)	(170)

Reinsurance Assets, as Restated in the Second Restatement	$19,613	$20,645	$22,782	$20,585	$17,368

Other Assets

December 31,
(in millions)	2004	2003	2002	2001	2000

Other Assets, as Previously Announced or Reported	$15,062	$12,820	$7,661	$8,000	$9,806
Adjustments in the First Restatement:
Risk Transfer:
Union Excess	1,607	2,549	2,760	2,561	2,327
Other Risk Transfer	947	1,126	634	807	989
Net Investment Income:
Muni Tender Option Bond Program	–	–	2,075	2,199	1,449
Conversion of Underwriting Losses to Capital Losses	(5)	(7)	(22)	(67)	(133)
Other GAAP Corrections:
Life Settlements	341	219	111	29	–
Deferred Acquisition Costs (DAC)	(92)	(94)	(146)	(204)	(214)
Affordable Housing	(1,688)	(2,009)	(7)	(5)	(2)
All Other – Net	(850)	(414)	(370)	(355)	(241)

Total Adjustments in the First Restatement	260	1,370	5,035	4,965	4,175

Other Assets, as Adjusted or Restated in the First Restatement	15,322	14,190	12,696	12,965	13,981

Initial Adjustments in the Second Restatement	961	800	418	592	278

Other Assets, as Restated for the Initial Adjustments	16,283	14,990	13,114	13,557	14,259

Additional Adjustments in the Second Restatement:
Asset Realization:
Domestic Brokerage Group (DBG) Issues	(181)	(169)	(157)	(172)	(154)
All Other Adjustments — Net	23	2	11	36	20

Total Additional Adjustments in the Second Restatement	(158)	(167)	(146)	(136)	(134)

Other Assets, as Restated in the Second Restatement	$16,125	$14,823	$12,968	$13,421	$14,125

52 : FORM 10-K/A

American International Group, Inc. and Subsidiaries

Total Liabilities

December 31,
(in millions)	2004	2003	2002	2001	2000

Total Liabilities, as Previously Announced or Reported	$721,537	$606,901	$499,973	$438,709	$375,818
Adjustments in the First Restatement:
Risk Transfer:
Other Risk Transfer	123	(406)	(770)	(815)	(972)
Net Investment Income:
Muni Tender Option Bond Program	–	–	2,075	2,199	1,449
Asset Realization:
Domestic Brokerage Group (DBG) Issues	(548)	(548)	(548)	(548)	(609)
Other GAAP Corrections:
Accounting for Derivatives (FAS 133 Hedge Accounting)	1,280	1,195	787	162	(783)
Accounting for Deferred Taxes	(1,738)	(1,364)	(917)	(904)	(650)
Life Settlements	(2,847)	(1,626)	(688)	(126)	–
Affordable Housing	(204)	(314)	1,625	1,514	1,255
All Other — Net	251	93	(939)	(474)	(1,095)

Total Adjustments in the First Restatement	(3,683)	(2,970)	625	1,008	(1,405)

Total Liabilities, as Adjusted or Restated in the First Restatement	717,854	603,931	500,598	439,717	374,413

Initial Adjustments in the Second Restatement:
Accounting for Derivatives (FAS 133 Hedge Accounting)	1,917	1,436	432	(124)	91
All Other Adjustments — Net	(456)	(315)	(283)	(184)	(143)

Total Initial Adjustments in the Second Restatement	1,461	1,121	149	(308)	(52)

Total Liabilities, as Restated for the Initial Adjustments	719,315	605,052	500,747	439,409	374,361

Additional Adjustments in the Second Restatement:
Asset Realization:
Domestic Brokerage Group (DBG) Issues	942	1,096	626	31	(242)
All Other Adjustments — Net	1,016	32	(210)	(889)	(63)

Total Additional Adjustments in the Second Restatement	1,958	1,128	416	(858)	(305)

Total Liabilities, as Restated in the Second Restatement	$721,273	$606,180	$501,163	$438,551	$374,056

FORM 10-K/A :  53

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Reserve for Losses and Loss Expenses

December 31,
(in millions)	2004	2003	2002	2001	2000

Reserve for Losses and Loss Expenses, as Previously Announced or Reported	$64,641	$56,118	$51,539	$44,792	$40,613
Adjustments in the First Restatement:
Risk Transfer:
Gen Re	(250)	(500)	(500)	(500)	(250)
Other Risk Transfer	(1,154)	(1,609)	(1,609)	(995)	(748)
Loss Reserves	880	578	236	587	450
“Top Level” Adjustments and Other Directed Entries (other than loss reserves)	–	(30)	(306)	(246)	(95)
Asset Realization:
Domestic Brokerage Group (DBG) Issues	(509)	(509)	(509)	(509)	(509)
Other GAAP Corrections:
Foreign Currency Translation (FAS 52)	(25)	(407)	(882)	(902)	(747)
Life Settlements	(1,734)	(1,026)	(527)	(134)	–
Fourth Quarter 2004 Changes in Accounting Estimates:
Increase in asbestos and environmental loss and loss adjustment expense reserves	850	–	–	–	–
Accruals for salvage and subrogation recoveries	31	–	–	–	–
All Other — Net	(359)	(234)	(347)	(455)	(603)

Total Adjustments in the First Restatement	(2,270)	(3,737)	(4,444)	(3,154)	(2,502)

Reserve for Losses and Loss Expenses, as Adjusted or Restated in the First Restatement	62,371	52,381	47,095	41,638	38,111

Initial Adjustments in the Second Restatement	–	–	–	–	–

Reserve for Losses and Loss Expenses, as Restated for the Initial Adjustments	62,371	52,381	47,095	41,638	38,111

Additional Adjustments in the Second Restatement:
Asset Realization:
Domestic Brokerage Group (DBG) Issues	(498)	(511)	(421)	(432)	(176)
All Other Adjustments — Net	5	1	–	–	–

Total Additional Adjustments in the Second Restatement	(493)	(510)	(421)	(432)	(176)

Reserve for Losses and Loss Expenses, as Restated in the Second Restatement	$61,878	$51,871	$46,674	$41,206	$37,935

54 : FORM 10-K/A

American International Group, Inc. and Subsidiaries

Reserve for Unearned Premiums

December 31,
(in millions)	2004	2003	2002	2001	2000

Reserve for Unearned Premiums, as Previously Announced or Reported	$23,072	$20,762	$16,336	$13,148	$12,510
Adjustments in the First Restatement:
Risk Transfer:
Other Risk Transfer	82	112	(31)	(131)	(347)
Asset Realization:
Domestic Brokerage Group (DBG) Issues	(81)	(81)	(81)	(81)	(107)
All Other — Net	21	117	75	1	(19)

Total Adjustments in the First Restatement	22	148	(37)	(211)	(473)

Reserve for Unearned Premiums, as Adjusted or Restated in the First Restatement	23,094	20,910	16,299	12,937	12,037

Initial Adjustments in the Second Restatement	–	–	–	–	–

Reserve for Unearned Premiums, as Restated for the Initial Adjustments	23,094	20,910	16,299	12,937	12,037

Additional Adjustments in the Second Restatement:
Asset Realization:
Domestic Brokerage Group (DBG) Issues	344	355	264	278	–
All Other Adjustments — Net	(38)	(30)	(7)	17	21

Total Additional Adjustments in the Second Restatement	306	325	257	295	21

Reserve for Unearned Premiums, as Restated in the Second Restatement	$23,400	$21,235	$16,556	$13,232	$12,058

Funds Held by Companies Under Reinsurance Treaties

December 31,
(in millions)	2004	2003	2002	2001	2000

Funds Held by Companies Under Reinsurance Treaties, as Previously Announced or Reported	$5,386	$4,664	$3,425	$2,685	$1,435
Adjustments in the First Restatement:
Risk Transfer:
Other Risk Transfer	(740)	(1,019)	(1,021)	(1,103)	(1,040)
Other GAAP Corrections:
Life Settlements	(1,242)	(601)	(193)	–	–
All Other — Net	–	(1)	–	–	–

Total Adjustments in the First Restatement	(1,982)	(1,621)	(1,214)	(1,103)	(1,040)

Funds Held by Companies Under Reinsurance Treaties, as Adjusted or Restated in the First Restatement	3,404	3,043	2,211	1,582	395

Initial Adjustments in the Second Restatement	–	–	–	–	–

Funds Held by Companies Under Reinsurance Treaties, as Restated for the Initial Adjustments	3,404	3,043	2,211	1,582	395

Additional Adjustments in the Second Restatement	–	–	–	–	–

Funds Held by Companies Under Reinsurance Treaties, as Restated in the Second Restatement	$3,404	$3,043	$2,211	$1,582	$395

FORM 10-K/A :  55

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Other Liabilities

December 31,
(in millions)	2004	2003	2002	2001	2000

Other Liabilities, as Previously Announced or Reported	$21,101	$18,282	$12,189	$10,807	$8,645
Adjustments in the First Restatement:
Risk Transfer:
Gen Re	250	500	500	500	250
Other Risk Transfer	1,910	2,114	1,850	1,392	1,120
“Top Level” Adjustments and Other Directed Entries (other than loss reserves)	252	231	251	155	(10)
Net Investment Income:
Muni Tender Option Bond Program	–	–	2,075	2,199	1,449
Other GAAP Corrections:
Affordable Housing	(30)	(154)	1,770	1,644	1,360
All Other — Net	128	218	243	46	(41)

Total Adjustments in the First Restatement	2,510	2,909	6,689	5,936	4,128

Other Liabilities, as Adjusted or Restated in the First Restatement	23,611	21,191	18,878	16,743	12,773

Initial Adjustments in the Second Restatement	139	89	56	13	9

Other Liabilities, as Restated for the Initial Adjustments	23,750	21,280	18,934	16,756	12,782

Additional Adjustments in the Second Restatement:
Asset Realization:
Domestic Brokerage Group (DBG) Issues	1,348	1,474	972	362	91
All Other Adjustments — Net	(43)	(53)	(193)	(244)	(275)

Total Additional Adjustments in the Second Restatement	1,305	1,421	779	118	(184)

Other Liabilities, as Restated in the Second Restatement	$25,055	$22,701	$19,713	$16,874	$12,598

56 : FORM 10-K/A

American International Group, Inc. and Subsidiaries

Total Shareholders’ Equity

December 31,
(in millions)	2004	2003	2002	2001	2000

Total Shareholders’ Equity, as Previously Announced or Reported	$82,871	$71,253	$59,103	$52,150	$47,439
Adjustments in the First Restatement:
Risk Transfer:
Union Excess	(951)	(873)	(1,033)	(1,213)	(1,340)
Loss Reserves	(572)	(375)	(153)	(381)	(292)
“Top Level” Adjustments and Other Directed Entries (other than loss reserves)	(206)	(401)	(454)	(342)	(105)
Asset Realization:
Domestic Brokerage Group (DBG) Issues	(290)	(324)	(470)	(484)	(497)
Other GAAP Corrections:
Accounting for Derivatives (FAS 133 Hedge Accounting)	1,018	792	1,561	581	577
Accounting for Deferred Taxes	889	761	490	324	166
Life Settlements	(396)	(270)	(129)	(22)	–
Affordable Housing	(322)	(297)	(269)	(241)	(195)
Fourth Quarter 2004 Changes in Estimates Effect on Statement of Income	(1,187)	–	–	–	–
All Other — Net	(247)	(236)	159	156	271

Total Adjustments in the First Restatement	(2,264)	(1,223)	(298)	(1,622)	(1,415)

Total Shareholders’ Equity, as Adjusted or Restated in the First Restatement	80,607	70,030	58,805	50,528	46,024

Initial Adjustments in the Second Restatement	(79)	(87)	(26)	(273)	(374)

Total Shareholders’ Equity, as Restated for the Initial Adjustments	80,528	69,943	58,779	50,255	45,650

Additional Adjustments in the Second Restatement:
Asset Realization:
Domestic Brokerage Group (DBG) Issues	(534)	(478)	(417)	(397)	(356)
All Other Adjustments — Net	(321)	(235)	(59)	23	(55)

Total Additional Adjustments in the Second Restatement	(855)	(713)	(476)	(374)	(411)

Total Shareholders’ Equity, as Restated in the Second Restatement	$79,673	$69,230	$58,303	$49,881	$45,239

FORM 10-K/A :  57

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Accumulated Other Comprehensive Income (Loss)

December 31,
(in millions)	2004	2003	2002	2001	2000

Accumulated Other Comprehensive Income (Loss), as Previously Announced or Reported	$6,373	$4,244	$691	$(1,724)	$(2,440)
Adjustments in the First Restatement:
Other GAAP Corrections:
Accounting for Derivatives (FAS 133 Hedge Accounting)	1,412	1,439	1,424	121	(134)
Accounting for Deferred Taxes	938	805	511	324	166
Foreign Currency Translation (FAS 52)	305	408	451	387	355
All Other – Net	565	348	549	953	465

Total Adjustments in the First Restatement	3,220	3,000	2,935	1,785	852

Accumulated Other Comprehensive Income (Loss), as Adjusted or Restated in the First Restatement	9,593	7,244	3,626	61	(1,588)

Initial Adjustments in the Second Restatement	(80)	176	290	(19)	(146)

Accumulated Other Comprehensive Income (Loss), as Restated for the Initial Adjustments	9,513	7,420	3,916	42	(1,734)

Additional Adjustments in the Second Restatement:
Asset Realization:
Domestic Brokerage Group (DBG) Issues	(16)	9	39	3	–
All Other Adjustments — Net	(53)	(92)	122	186	84

Total Additional Adjustments in the Second Restatement	(69)	(83)	161	189	84

Accumulated Other Comprehensive Income (Loss), as Restated in the Second Restatement	$9,444	$7,337	$4,077	$231	$(1,650)

58 : FORM 10-K/A

American International Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF INCOME ACCOUNTS

Net Income

Years Ended December 31,
(in millions)	2004	2003	2002	2001	2000

Net Income, as Previously Announced or Reported	$11,048	$9,274	$5,519	$5,363	$6,639
Adjustments in the First Restatement:
Risk Transfer:
Union Excess	(78)	160	180	127	(368)
Loss Reserves	(196)	(222)	228	(89)	(145)
Net Investment Income:
Covered Calls	59	(40)	35	(59)	–
Hedge Fund Accounting	2	19	120	(133)	(122)
Muni Tender Option Bond Program	60	(57)	(2)	(119)	14
“Top Level” Adjustments and Other Directed Entries (other than loss reserves)	213	26	(112)	(241)	(112)
Conversion of Underwriting Losses to Capital Losses	79	20	(65)	66	(133)
Asset Realization:
Other Than Temporary Declines	2	301	200	(136)	(132)
Other GAAP Corrections:
Accounting for Derivatives (FAS 133 Hedge Accounting)	252	(783)	(323)	(252)	822
Accounting for Deferred Taxes	(5)	(23)	(22)	–	–
Foreign Currency Translation (FAS 52)	(124)	(193)	(53)	75	119
Life Settlements	(129)	(136)	(107)	(22)	–
SICO Deferred Compensation	(56)	(275)	173	(45)	(293)
Fourth Quarter 2004 Changes in Estimates	(1,187)	–	–	–	–
All Other — Net	(209)	(62)	95	(363)	(148)

Total Adjustments in the First Restatement	(1,317)	(1,265)	347	(1,191)	(498)

Net Income, as Adjusted or Restated in the First Restatement	9,731	8,009	5,866	4,172	6,141

Initial Adjustments in the Second Restatement:
Accounting for Derivatives (FAS 133 Hedge Accounting)	133	138	21	54	62
Manufacturers Payments Received by ILFC	(46)	(67)	(72)	(37)	(29)
All Other Adjustments — Net	152	(27)	(25)	(59)	(71)

Total Initial Adjustments in the Second Restatement	239	44	(76)	(42)	(38)

Net Income, as Restated for the Initial Adjustments	9,970	8,053	5,790	4,130	6,103

Additional Adjustments in the Second Restatement:
Asset Realization:
Domestic Brokerage Group (DBG) Issues	(33)	(31)	(55)	(42)	(21)
All Other Adjustments — Net	(98)	86	(6)	(2)	(38)

Total Additional Adjustments in the Second Restatement	(131)	55	(61)	(44)	(59)

Net Income, as Restated in the Second Restatement	$9,839	$8,108	$5,729	$4,086	$6,044

FORM 10-K/A :  59

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Premiums and Other Considerations

Years Ended December 31,
(in millions)	2004	2003	2002	2001	2000

Premiums and Other Considerations, as Previously Announced or Reported	$67,852	$55,226	$45,135	$39,194	$35,298
Adjustments in the First Restatement:
Risk Transfer:
Union Excess	386	439	673	726	251
Gen Re	245	–	–	(258)	(250)
Other Risk Transfer	(287)	33	(856)	(924)	(815)
“Top Level” Adjustments and Other Directed Entries (other than loss reserves)	130	250	(199)	(272)	(184)
Other GAAP Corrections:
Life Settlements	(915)	(809)	(603)	(147)	–
Commutations	(370)	(405)	(79)	4	(312)
All Other — Net	(448)	146	188	209	39

Total Adjustments in the First Restatement	(1,259)	(346)	(876)	(662)	(1,271)

Premiums and Other Considerations, as Adjusted or Restated in the First Restatement	66,593	54,880	44,259	38,532	34,027

Initial Adjustments in the Second Restatement	5	5	4	1	1

Premiums and Other Considerations, as Restated for the Initial Adjustments	66,598	54,885	44,263	38,533	34,028

Additional Adjustments in the Second Restatement:
Asset Realization:
Domestic Brokerage Group (DBG) Issues	12	(91)	15	(278)	–
All Other Adjustments — Net	15	8	11	6	19

Total Additional Adjustments in the Second Restatement	27	(83)	26	(272)	19

Premiums and Other Considerations, as Restated in the Second Restatement	$66,625	$54,802	$44,289	$38,261	$34,047

60 : FORM 10-K/A

American International Group, Inc. and Subsidiaries

Net Investment Income

Years Ended December 31,
(in millions)	2004	2003	2002	2001	2000

Net Investment Income, as Previously Announced or Reported	$19,127	$16,596	$14,714	$13,698	$12,831
Adjustments in the First Restatement:
Risk Transfer:
Union Excess	259	304	233	179	140
Net Investment Income:
Covered Calls	35	(179)	(7)	(146)	–
Synthetic Fuel Investment	(203)	(238)	(259)	(31)	–
Hedge Fund Accounting	11	29	159	(177)	(101)
Muni Tender Option Bond Program	65	60	44	11	–
DBG/AIG Capital Corporation Intercompany Dividend	(100)	(100)	–	–	–
“Top Level” Adjustments and Other Directed Entries (other than loss reserves)	(384)	(783)	(733)	(514)	(155)
Other GAAP Corrections:
Life Settlements	(134)	(143)	(114)	(20)	–
All Other — Net	(242)	(78)	(316)	15	8

Total Adjustments in the First Restatement	(693)	(1,128)	(993)	(683)	(108)

Net Investment Income, as Adjusted or Restated in the First Restatement	18,434	15,468	13,721	13,015	12,723

Initial Adjustments in the Second Restatement	(12)	(7)	(70)	(9)	(4)

Net Investment Income, as Restated for the Initial Adjustments	18,422	15,461	13,651	13,006	12,719

Additional Adjustments in the Second Restatement:
Asset Realization:
Domestic Brokerage Group (DBG) Issues	38	46	(55)	(4)	–
All Other Adjustments — Net	5	1	(3)	–	–

Total Additional Adjustments in the Second Restatement	43	47	(58)	(4)	–

Net Investment Income, as Restated in the Second Restatement	$18,465	$15,508	$13,593	$13,002	$12,719

FORM 10-K/A :  61

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Realized Capital Gains (Losses)

Years Ended December 31,
(in millions)	2004	2003	2002	2001	2000

Realized Capital Gains (Losses), as Previously Announced or Reported	$(92)	$(1,433)	$(2,441)	$(836)	$(314)
Adjustments in the First Restatement:
Risk Transfer:
Union Excess	(48)	(17)	105	39	61
Net Investment Income:
Covered Calls	57	118	61	55	–
Muni Tender Option Bond Program	27	(148)	(47)	(194)	22
“Top Level” Adjustments and Other Directed Entries (other than loss reserves)	108	559	374	223	126
Conversion of Underwriting Losses to Capital Losses	116	19	48	66	58
Asset Realization:
Other Than Temporary Declines	4	463	307	(209)	(202)
Other GAAP Corrections:
Accounting for Derivatives (FAS 133 Hedge Accounting)	(109)	104	(14)	(36)	–
Foreign Currency Translation (FAS 52)	(127)	(193)	(52)	44	–
Dollar Roll Transactions	16	(98)	157	(46)	26
All Other — Net	24	6	204	(25)	(16)

Total Adjustments in the First Restatement	68	813	1,143	(83)	75

Realized Capital Gains (Losses), as Adjusted or Restated in the First Restatement	(24)	(620)	(1,298)	(919)	(239)

Initial Adjustments in the Second Restatement:
Accounting for Derivatives (FAS 133 Hedge Accounting)	42	170	(386)	9	11

Total Initial Adjustments in the Second Restatement	42	170	(386)	9	11

Realized Capital Gains (Losses), as Restated for the Initial Adjustments	18	(450)	(1,684)	(910)	(228)

Additional Adjustments in the Second Restatement	26	8	31	–	(12)

Realized Capital Gains (Losses), as Restated in the Second Restatement	$44	$(442)	$(1,653)	$(910)	$(240)

62 : FORM 10-K/A

American International Group, Inc. and Subsidiaries

Other Revenues

Years Ended December 31,
(in millions)	2004	2003	2002	2001	2000

Other Revenues, as Previously Announced or Reported	$11,728	$10,914	$10,074	$9,710	$8,523
Adjustments in the First Restatement:
Net Investment Income:
Synthetic Fuel Investment	(143)	(200)	(165)	(212)	(79)
Hedge Fund Accounting	(9)	–	26	(27)	(87)
“Top Level” Adjustments and Other Directed Entries (other than loss reserves)	267	89	92	70	80
Other GAAP Corrections:
Accounting for Derivatives (FAS 133 Hedge Accounting)	524	(1,357)	(503)	(370)	1,265
SunAmerica Partnerships	661	323	243	475	764
All Other — Net	(44)	(51)	11	(104)	(126)

Total Adjustments in the First Restatement	1,256	(1,196)	(296)	(168)	1,817

Other Revenues, as Adjusted or Restated in the First Restatement	12,984	9,718	9,778	9,542	10,340

Initial Adjustments in the Second Restatement:
Accounting for Derivatives (FAS 133 Hedge Accounting)	(242)	(167)	276	138	–
Manufacturers Payments Received by ILFC	(115)	(145)	(147)	(89)	(71)
All Other Adjustments — Net	14	8	10	3	5

Total Initial Adjustments in the Second Restatement	(343)	(304)	139	52	(66)

Other Revenues, as Restated for the Initial Adjustments	12,641	9,414	9,917	9,594	10,274

Additional Adjustments in the Second Restatement	(109)	139	25	11	(100)

Other Revenues, as Restated in the Second Restatement	$12,532	$9,553	$9,942	$9,605	$10,174

FORM 10-K/A :  63

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Incurred Policy Losses and Benefits

Years Ended December 31,
(in millions)	2004	2003	2002	2001	2000

Incurred Policy Losses and Benefits, as Previously Announced or Reported	$57,697	$46,390	$41,402	$34,864	$30,776
Adjustments in the First Restatement:
Risk Transfer:
Union Excess	671	433	683	638	955
Gen Re	250	–	–	(258)	(250)
Other Risk Transfer	(159)	53	(862)	(561)	(739)
Loss Reserves	302	342	(351)	137	223
“Top Level” Adjustments and Other Directed Entries (other than loss reserves)	57	195	(337)	(417)	(97)
Other GAAP Corrections:
Life Settlements	(850)	(743)	(552)	(134)	–
Deferred Acquisition Costs (DAC)	(265)	(231)	(188)	(133)	(134)
Commutations	(370)	(405)	(79)	4	(312)
Fourth Quarter 2004 Changes in Accounting Estimates:
Increase in asbestos and environmental loss and loss adjustment expense reserves	850	–	–	–	–
Accrual for salvage and subrogation recoveries	232	–	–	–	–
All Other — Net	(102)	111	271	109	187

Total Adjustments in the First Restatement	616	(245)	(1,415)	(615)	(167)

Incurred Policy Losses and Benefits, as Adjusted or Restated in the First Restatement	58,313	46,145	39,987	34,249	30,609

Initial Adjustments in the Second Restatement	21	23	(14)	–	16

Incurred Policy Losses and Benefits, as Restated for the Initial Adjustments	58,334	46,168	39,973	34,249	30,625

Additional Adjustments in the Second Restatement:
Asset Realization:
Domestic Brokerage Group (DBG) Issues	13	(90)	11	(255)	–
All Other Adjustments — Net	13	(44)	21	(10)	2

Total Additional Adjustments in the Second Restatement	26	(134)	32	(265)	2

Incurred Policy Losses and Benefits, as Restated in the Second Restatement	$58,360	$46,034	$40,005	$33,984	$30,627

64 : FORM 10-K/A

American International Group, Inc. and Subsidiaries

Insurance Acquisition and Other Operating Expenses

Years Ended December 31,
(in millions)	2004	2003	2002	2001	2000

Insurance Acquisition and Other Operating Expenses, as Previously Announced or Reported	$23,668	$21,005	$17,938	$16,746	$15,224
Adjustments:
Risk Transfer:
Union Excess	48	48	52	111	63
Other Risk Transfer	(112)	(62)	(35)	(242)	(65)
Net Investment Income:
DBG/AIG Capital Corporation Intercompany Dividend	(100)	(100)	–	–	–
“Top Level” Adjustments and Other Directed Entries (other than loss reserves)	(229)	(115)	47	272	95
Asset Realization:
Domestic Brokerage Group (DBG) Issues	(52)	(224)	(23)	(22)	(27)
Other GAAP Corrections:
Deferred Acquisition Costs (DAC)	321	287	285	450	310
SICO Deferred Compensation	56	275	(173)	45	293
SunAmerica Partnerships	661	353	247	475	764
All Other — Net	463	179	153	155	95

Total Adjustments in the First Restatement	1,056	641	553	1,244	1,528

Insurance Acquisition and Other Operating Expenses, as Adjusted or Restated in the First Restatement	24,724	21,646	18,491	17,990	16,752

Initial Adjustments in the Second Restatement:
Accounting for Derivatives (FAS 133 Hedge Accounting)	(321)	(236)	(139)	(26)	(2)
Manufacturers Payments Received by ILFC	(45)	(41)	(36)	(31)	(26)
All Other Adjustments — Net	15	10	(3)	64	60

Total Initial Adjustments in the Second Restatement	(351)	(267)	(178)	7	32

Insurance Acquisition and Other Operating Expenses, as Restated for the Initial Adjustments	24,373	21,379	18,313	17,997	16,784

Additional Adjustments in the Second Restatement:
Asset Realization:
Domestic Brokerage Group (DBG) Issues	86	93	35	37	31
All Other Adjustments — Net	2	8	10	6	4

Total Additional Adjustments in the Second Restatement	88	101	45	43	35

Insurance Acquisition and Other Operating Expenses, as Restated in the Second Restatement	$24,461	$21,480	$18,358	$18,040	$16,819

FORM 10-K/A :  65

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Income Taxes (Current and Deferred)

Years Ended December 31,
(in millions)	2004	2003	2002	2001	2000

Income Taxes (Current and Deferred), as Previously Announced or Reported	$5,473	$4,264	$2,328	$2,339	$2,971
Adjustments:
Net Investment Income:
Synthetic Fuel Investment	(346)	(438)	(424)	(243)	(79)
All Other — Net	(507)	(423)	52	(591)	(53)

Total Adjustments in the First Restatement	(853)	(861)	(372)	(834)	(132)

Income Taxes (Current and Deferred), as Adjusted or Restated in the First Restatement	4,620	3,403	1,956	1,505	2,839

Initial Adjustments in the Second Restatement:
Income Tax Accounting	(169)	5	9	13	22
All Other Adjustments — Net	(48)	59	(54)	75	(90)

Total Initial Adjustments in the Second Restatement	(217)	64	(45)	88	(68)

Income Taxes (Current and Deferred), as Restated for the Initial Adjustments	4,403	3,467	1,911	1,593	2,771

Additional Adjustments in the Second Restatement:
Asset Realization:
Domestic Brokerage Group (DBG) Issues	(16)	(17)	(31)	(22)	(10)
All Other Adjustments — Net	20	106	39	23	(61)

Total Additional Adjustments in the Second Restatement	4	89	8	1	(71)

Income Taxes (Current and Deferred), as Restated in the Second Restatement	$4,407	$3,556	$1,919	$1,594	$2,700

66 : FORM 10-K/A

American International Group, Inc. and Subsidiaries

Overview of Operations and Business Results

In 2003 and prior years, AIG’s operations were conducted by its subsidiaries principally through four operating segments: General Insurance, Life Insurance, Financial Services and Retirement Services & Asset Management. Beginning with the first quarter of 2004, AIG reports Retirement Services results in the same segment as Life Insurance, reflecting the convergence of protective financial and retirement products and AIG’s current management of these operations. All financial information herein gives effect to the Restatements and adjustments for changes in estimates described in “Restatements of Previously Issued Financial Statements” and “Fourth Quarter 2004 Changes in Estimates” herein. Information for years prior to 2004 included herein has been reclassified to show AIG’s results of operations and financial position on a comparable basis with the 2004 presentation.

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

FORM 10-K/A :  67

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following table summarizes AIG’s revenues, income before income taxes, minority interest and cumulative effect of accounting changes and net income for the twelve months ended December 31, 2004, 2003 and 2002:

Years Ended December 31,	2004	2003	2002
(in millions)	(Restated)	(Restated)	(Restated)

Total revenues	$97,666	$79,421	$66,171

Income before income taxes, minority interest and cumulative effect of accounting changes	14,845	11,907	7,808

Net income	$9,839	$8,108	$5,729

Consolidated Results

The 23.0 percent growth in revenues in 2004 was primarily attributable to the growth in net premiums earned from global General Insurance operations as well as growth in both General Insurance and Life Insurance & Retirement Services net investment income and Life Insurance & Retirement Services GAAP premiums. An additional factor was the capital gains realized in 2004 rather than the capital losses realized in 2003.

     The realized capital gains in 2004 reflects an improved economy, stronger corporate balance sheets and a significantly lower level of impairment loss provisions. The realized capital losses in 2003 reflect primarily impairment loss provisions. Upon the ultimate disposition of these holdings, a portion of these losses may be recovered depending on future market conditions.

     AIG’s income before income taxes, minority interest and cumulative effect of accounting changes increased 24.7 percent in 2004 when compared to 2003. Life Insurance & Retirement Services, Financial Services and Asset Management operating income gains, together with the realized capital gains, generated the increase over 2003 in both pretax income and net income.

The following table summarizes the net effect of catastrophe losses for December 31, 2004, 2003 and 2002.

(in millions)	2004		2003	2002

Pretax	$1,155	*	$83	$61

Net of tax and minority interest	729		53	36

*	Includes $96 million in catastrophe losses from partially owned companies.

The following table summarizes the operations of each principal segment for the twelve months ended December 31, 2004, 2003 and 2002. See also Note 3 of Notes to Consolidated Financial Statements.

	2004		2003	2002
(in millions)	(Restated)		(Restated)	(Restated)

Revenues(a):
General Insurance(b)	$41,961		$33,833	$25,600
Life Insurance & Retirement Services(c)	43,400		36,678	31,565
Financial Services(d)	7,495		6,242	6,822
Asset Management(e)	4,714		3,651	3,467
Other	96		(983)	(1,283)

Total	$97,666		$79,421	$66,171

Operating Income(a)(f)(g):
General Insurance	$3,177	(h)	$4,502	$923 (i)
Life Insurance & Retirement Services	7,923		6,807	5,181
Financial Services	2,180		1,182	2,125
Asset Management	2,125		1,316	1,125
Other(j)	(560)		(1,900)	(1,546)

Total	$14,845		$11,907	$7,808

(a)	Revenues and operating income reflect the adjustments necessary pursuant to FAS 133. See Restatements of Previously Issued Financial Statements – Accounting for Derivatives (FAS 133 Hedge Accounting).
(b)	Represents the sum of General Insurance net premiums earned, net investment income and realized capital gains (losses).

(c)	Represents the sum of Life Insurance & Retirement Services GAAP premiums, net investment income and realized capital gains (losses).

(d)	Represents interest, lease and finance charges.

(e)	Represents management and advisory fees, and net investment income with respect to GICs.
(f)	Represents income before income taxes, minority interest, and cumulative effect of accounting changes.

(g)	Catastrophe losses were $1.16 billion, $83 million and $61 million in 2004, 2003 and 2002, respectively.

(h)	Includes $850 million charge reflecting the change in estimates for asbestos and environmental reserves and $232 million charge reflecting change in estimate for salvage and subrogation recoveries in 2004.

(i)	Includes loss reserve charge of $2.1 billion.
(j)	Represents other income (deductions)-net and other realized capital gains (losses).

General Insurance

AIG’s General Insurance operations provide property and casualty products and services throughout the world. General Insurance operating income includes catastrophe losses of $1.05 billion, $83 million and $61 million in 2004, 2003 and 2002, respectively. In addition, General Insurance operations generated realized capital gains of $228 million in 2004 compared to realized capital losses of $39 million in 2003. General Insurance operating income in 2003 was substantially higher than 2002 due to the $2.1 billion reserve charge in 2002.

68 : FORM 10-K/A

American International Group, Inc. and Subsidiaries

Life Insurance & Retirement Services

AIG’s Life Insurance & Retirement Services operations provide insurance, financial and investment products throughout the world. Foreign operations provide over 61 percent of AIG’s Life Insurance & Retirement Services operating income.

     Life Insurance & Retirement Services operating income increased by 16.4 percent in 2004. This increase resulted from growth in each of AIG’s principal Life Insurance & Retirement Services businesses. Life Insurance & Retirement Services operating income also grew in 2003 relative to 2002 by 31.4 percent.

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

     Asset Management operating income increased 61.5 percent in 2004 when compared to 2003 as a result of the upturn in worldwide financial markets and a strong global product portfolio; operating income also increased in 2003 when compared to 2002.

Capital Resources

At December 31, 2004, AIG had total consolidated shareholders’ equity of $79.67 billion and total borrowings of $96.90 billion. At that date, $86.91 billion of such borrowings were either not guaranteed by AIG or were matched borrowings under obligations of guaranteed investment agreements (GIAs) or matched notes and bonds payable.

     During 2004, AIG repurchased in the open market 16,299,300 shares of its common stock.

Liquidity

At December 31, 2004, AIG’s consolidated invested assets included $18.11 billion in cash and short-term investments. Consolidated net cash provided from operating activities in 2004 amounted to $30.72 billion. AIG believes that its liquid assets, cash provided by operations and access to short term funding through commercial paper and bank credit facilities will enable it to meet any anticipated cash requirements.

Outlook

From March through June of 2005, the major rating agencies downgraded AIG’s ratings in a series of actions. S&P lowered the long-term senior debt and counterparty ratings of AIG from ‘AAA’ to ‘AA’ and changed the rating outlook to negative. Moody’s lowered AIG’s long-term senior debt rating from ‘Aaa’ to ‘Aa2’ and changed the outlook to stable. Fitch downgraded the long-term senior debt ratings of AIG from ‘AAA’ to ‘AA’ and placed the ratings on Rating Watch Negative.

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

FORM 10-K/A :  69

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

     In the airline industry, changes in market conditions are not immediately apparent in operating results. Lease rates have firmed considerably, as a result of strong demand spurred by the recovering global commercial aviation market, especially in Asia. Sales have begun to increase, and AIG expects an increasing level of interest from a variety of purchasers. Therefore, AIG believes that the improvements in that market which commenced in 2003 will be gradually reflected in ILFC’s results in 2005. In the Capital Markets operations, the integration of AIG Trading Group Inc. and its subsidiaries into the operations of AIG Financial Products Corp. and its subsidiaries created operating efficiencies that will continue to be realized, although quarter to quarter variations are to be expected in this transaction-oriented business. AIG also expects increased contributions to Financial Services revenues and income from its consumer finance operations both domestically and overseas. However, the downgrades of AIG’s credit ratings may adversely affect funding costs for AIG and its subsidiaries and AIGFP’s ability to engage in derivative transactions and certain structured products. See “Certain Factors Affecting AIG’s Business – AIG’s Credit Ratings” in Item 1. Business.

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

70 : FORM 10-K/A

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

FORM 10-K/A :  71

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

     A basic premise of GAAP accounting is the recognition of expenses at the same time revenues are earned, the accounting principle of matching. Therefore, to convert underwriting results to a GAAP basis, acquisition expenses are deferred (deferred policy acquisition costs (DAC)) and amortized over the period the related net premiums written are earned. Accordingly, the statutory underwriting profit has been adjusted as a result of acquisition expenses being deferred as required by GAAP. DAC is reviewed for recoverability, and such review requires management judgment. See also “Critical Accounting Estimates” herein and Notes 1, 2 and 4 of Notes to Consolidated Financial Statements.

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

72 : FORM 10-K/A

American International Group, Inc. and Subsidiaries

General Insurance operating income is comprised of underwriting profit (loss), net investment income and realized capital gains and losses. These components, as well as net premiums written, net premiums earned and statutory ratios for 2004, 2003 and 2002 were as follows:

	2004		2003	2002
(in millions, except ratios)	(Restated)		(Restated)	(Restated)

Net premiums written:
Domestic General
DBG	$22,506		$19,563	$14,326
Transatlantic	3,749		3,341	2,500
Personal Lines	4,354		3,732	3,208
Mortgage Guaranty	607		531	508
Foreign General	9,407		7,864	6,176

Total	$40,623		$35,031	$26,718

Net premiums earned:
Domestic General
DBG	$21,215		$16,704	$12,200
Transatlantic	3,661		3,171	2,370
Personal Lines	4,291		3,678	2,939
Mortgage Guaranty	539		496	502
Foreign General	8,831		7,257	5,584

Total	$38,537		$31,306	$23,595

Underwriting profit (loss)(a):
Domestic General
DBG	$(1,340	)(b)	$387	$(1,627	)(c)
Transatlantic	(47)		109	(57	)(c)
Personal Lines	160		183	(136	)(d)
Mortgage Guaranty	278		264	247
Foreign General(e)	702	(f)	1,032	491

Total	$(247)		$1,975	$(1,082)

Net investment income:
Domestic General
DBG	$1,965		$1,433	$1,397
Transatlantic	307		271	252
Personal Lines	186		152	167
Mortgage Guaranty	120		142	139
Intercompany adjustments and eliminations – net	—		7	23
Foreign General	618		561	372

Total	$3,196		$2,566	$2,350

Realized capital gains (losses)	228		(39)	(345)

Operating income(a)	$3,177	(b)(f)	$4,502	$923	(c)(d)

Domestic General:
Loss ratio	83.88		78.35	90.06
Expense ratio	19.21		17.25	19.28

Combined ratio	103.09		95.60	109.34

Foreign General:
Loss ratio	61.61		55.52	60.74
Expense ratio(e)	29.20		27.82	30.19

Combined ratio(e)	90.81		83.34	90.93

Consolidated:
Loss ratio(g)	78.78		73.06	83.12
Expense ratio	21.52		19.62	21.81

Combined ratio	100.30		92.68	104.93

(a)	Catastrophe losses for 2004 by reporting unit were: DBG $582 million, Personal Lines $25 million, Transatlantic $215 million and Foreign General $232 million. Catastrophe losses for 2003 by reporting unit were: DBG $48 million, Personal Lines $5 million, Transatlantic $4 million and Foreign General $26 million. Catastrophe losses in 2002 by reporting unit were: DBG $20 million and Foreign General $41 million.
(b)	Includes fourth quarter charge of $700 million attributable to the change in estimate for asbestos and environmental reserves.
(c)	Includes loss reserve charge of $2.1 billion in the aggregate.
(d)	Includes 21st Century’s loss adjustment expense pretax provision of $43 million for SB1899 Northridge earthquake claims.
(e)	Includes the results of wholly owned AIU agencies.

(f)	Includes fourth quarter charge of $150 million attributable to the change in estimate for asbestos and environmental reserves.

(g)	The effect of the asbestos and environmental charge on the loss ratio was an increase of 2.21 in 2004. The effect of catastrophe losses on the loss ratio was an increase of 2.74 in 2004, 0.27 in 2003 and 0.26 in 2002. The effect of the loss reserve charge on the loss ratio was an increase of an additional 8.90 in 2002.

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

FORM 10-K/A :  73

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     The underwriting profit in 2003 resulted from premium rate increases and growth in net premiums written and earned.

     Net premiums written by Mortgage Guaranty operations increased 14.3 percent in 2004 over 2003. UGC achieved record premiums in 2004, excellent underwriting results that are substantially better than the overall mortgage guaranty insurance industry, and continued expansion of its international operations.

     Foreign General Insurance had excellent results in 2004, achieving a combined ratio of 90.81 even after sustaining $232 million in catastrophe losses. Growth in net premiums written was due to premium rate increases as well as new business and new distribution channels. Every major region of the worldwide network contributed to this performance. The Far East region had good results despite several typhoon losses. In Japan, corporate and personal accident business expanded. Commercial lines in Europe continue to exhibit strong growth, as did personal lines operations in Brazil and Latin America. Additionally, AIG’s joint venture in India has expanded its commercial lines leadership among the private sector companies.

AIG transacts business in most major foreign currencies. The following table summarizes the effect of changes in foreign currency exchange rates on the growth of General Insurance net premiums written.

2004

Growth in original currency	13.8%
Foreign exchange effect	2.2
Growth as reported in U.S. dollars	16.0%

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

     General Insurance net investment income grew in 2004 when compared to 2003. AIG is benefiting from strong cash flow as well as increased partnership income. In 2003, net investment income increased slightly when compared to 2002. As AIG believes that net premiums written will continue to increase in 2005, AIG expects that cash flow for investment will continue to be strong, resulting in growth in net investment income in 2005. See also the discussion under “Liquidity” herein and Note 8 of Notes to Consolidated Financial Statements.

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

     The contribution of General Insurance operating income to AIG’s consolidated income before income taxes, minority interest and cumulative effect of accounting changes was 21.4 percent in 2004, compared to 37.8 percent in 2003 and 11.8 percent in 2002. The decrease in contribution percentage in 2004 was largely the result of the effects of catastrophe losses and the fourth quarter charge for asbestos and environmental exposures, while the increase of 2003 over 2002 reflected the $2.1 billion loss reserve charge in 2002.

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

74 : FORM 10-K/A

American International Group, Inc. and Subsidiaries

these models through continually monitoring the risk exposure of AIG’s worldwide General Insurance operations and adjusting such models accordingly. While reinsurance arrangements do not relieve AIG from its direct obligations to its insureds, an efficient and effective reinsurance program substantially limits AIG’s exposure to potentially significant losses.

     AIG’s consolidated general reinsurance assets amounted to $18.22 billion at December 31, 2004 and resulted from AIG’s reinsurance arrangements. Thus, a credit exposure existed at December 31, 2004 with respect to reinsurance recoverable to the extent that any reinsurer may not be able to reimburse AIG under the terms of these reinsurance arrangements. AIG manages its credit risk in its reinsurance relationships by transacting with reinsurers that it considers financially sound, and when necessary AIG holds substantial collateral in the form of funds, securities and/or irrevocable letters of credit. This collateral can be drawn on for amounts that remain unpaid beyond specified time periods on an individual reinsurer basis. At December 31, 2004, approximately 43 percent of the general reinsurance assets were from unauthorized reinsurers. In order to obtain statutory recognition, the majority of these balances were collateralized. The remaining 57 percent of the general reinsurance assets were from authorized reinsurers. The terms authorized and unauthorized pertain to regulatory categories, not creditworthiness. Approximately 90 percent of the balances with respect to authorized reinsurers are from reinsurers rated A (excellent) or better, as rated by A.M. Best, or A (strong) or better, as rated by Standard & Poor’s. These ratings are measures of financial strength.

     AIG maintains a reserve for estimated unrecoverable reinsurance, but it has been largely successful in its previous recovery efforts. At December 31, 2004, AIG had allowances for unrecoverable reinsurance approximating $800 million. At that date, AIG had no significant reinsurance recoverables due from any individual reinsurer that was financially troubled (e.g., liquidated, insolvent, in receivership or otherwise subject to formal or informal regulatory restriction).

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

     AIG enters into intercompany reinsurance transactions, including through AIRCO, for its General Insurance and Life Insurance operations. AIG enters into these transactions as a sound and prudent business practice in order to maintain underwriting control and spread insurance risk among AIG’s various legal entities. All material intercompany transactions have been eliminated in consolidation. AIG generally obtains letters of credit in order to obtain statutory recognition of these intercompany reinsurance transactions. At December 31, 2004, approximately $3.3 billion of letters of credit were outstanding to cover intercompany reinsurance transactions with AIRCO or other General Insurance subsidiaries.

     At December 31, 2004, the consolidated general reinsurance assets of $18.22 billion include reinsurance recoverables for paid losses and loss expenses of $474 million and $14.62 billion with respect to the ceded reserve for losses and loss expenses, including ceded losses incurred but not reported (IBNR) (ceded reserves). The ceded reserves represent the accumulation of estimates of ultimate ceded losses including provisions for ceded IBNR and loss expenses. The methods used to determine such estimates and to establish the resulting ceded reserves are continually reviewed and updated by management. Any adjustments thereto are reflected in income currently. It is AIG’s belief that the ceded reserves at December 31, 2004 were representative of the ultimate losses recoverable. In the future, as the ceded reserves continue to develop to ultimate amounts, the ultimate loss recoverable may be greater or less than the reserves currently ceded.

FORM 10-K/A :  75

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Reserve for Losses and Loss Expenses

The table below classifies as of December 31, 2004 the components of the General Insurance reserve for losses and loss expenses (loss reserves) with respect to major lines of business on a statutory basis*:

(in millions)	(Restated)

Other liability occurrence	$16,074
Other liability claims made	10,036
Workers compensation	9,181
Auto liability	5,548
Property	4,098
International	3,490
Reinsurance	2,415
Medical malpractice	2,145
Aircraft	1,663
Products liability	1,384
Commercial multiple peril	1,142
Accident and health	1,090
Fidelity/ surety	960
Other	2,652

Total	$61,878

*	Presented pursuant to statutory reporting requirements as prescribed by the National Association of Insurance Commissioners.

     These loss reserves represent the accumulation of estimates of ultimate losses, including IBNR and loss expenses on a statutory accounting basis.

     At December 31, 2004, General Insurance net loss reserves increased $11.03 billion from the prior year end to $47.3 billion. The net loss reserves represent loss reserves reduced by reinsurance recoverables, net of an allowance for unrecoverable reinsurance and the discount for future investment income. The table below classifies the components of the General Insurance net loss reserves by business unit as of December 31, 2004.

(in millions)	(Restated)

DBG(a)	$32,356
Personal Lines(b)	2,310
Transatlantic	4,981
Mortgage Guaranty	352
Foreign General(c)	7,255

Total Net Loss Reserve	$47,254

(a)	DBG loss reserves include approximately $3.26 billion ($3.91 billion before discount) related to business written by DBG but ceded to AIRCO and reported in AIRCO’s statutory filings. DBG loss reserves also include approximately $3.02 billion and $263 million related to business ceded to Union Excess and Richmond, respectively, and are now included in AIG’s results as a result of insufficient risk transfer and the consolidation of these entities.

(b)	Personal Lines loss reserves include $668 million related to business ceded to DBG and reported in DBG’s statutory filings.

(c)	Foreign General loss reserves include approximately $1.77 billion related to business reported in DBG’s statutory filings. Foreign General loss reserves also include approximately $218 million and $19 million related to business ceded to Union Excess and Richmond, respectively, but now included in AIG’s results as a result of insufficient risk transfer and the consolidation of these entities.

     The DBG net loss reserve of $32.36 billion is comprised principally of the business of AIG subsidiaries participating in the American Home/ National Union pool (11 companies) and the surplus lines pool (Lexington, Starr Excess Liability Insurance Company and Landmark Insurance Company).

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

76 : FORM 10-K/A

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

     A number of actuarial assumptions are made in the review of reserves for each line of business. For longer tail lines

FORM 10-K/A :  77

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

78 : FORM 10-K/A

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

FORM 10-K/A :  79

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

80 : FORM 10-K/A

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

FORM 10-K/A :  81

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

82 : FORM 10-K/A

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

Significant uncertainty remains as to AIG’s ultimate liability relating to asbestos and environmental claims. This uncertainty is due to several factors including:

•	The long latency period between asbestos exposure and disease manifestation and the resulting potential for involvement of multiple policy periods for individual claims;

•	The increase in the volume of claims by currently unimpaired plaintiffs;

•	Claims filed under the non-aggregate premises or operations section of general liability policies;

•	The number of insureds seeking bankruptcy protection and the effect of prepackaged bankruptcies;

•	Diverging legal interpretations;

•	With respect to environmental claims, the difficulty in estimating the allocation of remediation cost among various parties; and

•	The possibility of federal legislation that would address the asbestos and environmental issue.

FORM 10-K/A :  83

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

84 : FORM 10-K/A

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

Life Insurance & Retirement Services operations presented on a major product basis for 2004, 2003 and 2002 were as follows:

	2004	2003(a)	2002(a)
(in millions)	(Restated)	(Restated)	(Restated)

GAAP Premiums:
Domestic Life:
Life insurance	$1,888	$1,751	$1,611
Home service	812	834	854
Group life/health	1,128	1,046	967
Payout annuities(b)	1,484	1,272	1,044

Total	5,312	4,903	4,476

Domestic Retirement Services:
Group retirement products	313	250	243
Individual fixed annuities	59	53	35
Individual variable annuities	407	331	333
Individual fixed annuities – runoff(c)	80	86	93

Total	859	720	704

Total Domestic	6,171	5,623	5,180

Foreign Life:
Life insurance	14,938	13,204	11,708
Personal accident & health	4,301	3,126	2,491
Group products(d)	2,215	1,267	1,094

Total	21,454	17,597	15,293

Foreign Retirement Services:
Individual fixed annuities	395	255	216
Individual variable annuities	68	21	5

Total	463	276	221

Total Foreign	21,917	17,873	15,514

Total GAAP Premiums	$28,088	$23,496	$20,694

Net investment income:
Domestic Life:
Life insurance	$1,287	$1,179	$958
Home service	608	616	589
Group life/health	123	121	108
Payout annuities	801	699	615

Total	2,819	2,615	2,270

Domestic Retirement Services:
Group retirement products	2,201	2,055	1,890
Individual fixed annuities	3,100	2,567	2,001
Individual variable annuities	239	239	174
Individual fixed annuities – runoff(c)	1,076	1,266	1,416

Total	6,616	6,127	5,481

Total Domestic	9,435	8,742	7,751

Foreign Life:
Life insurance	4,065	3,356	2,874
Personal accident & health	179	161	140
Group products	431	326	249
Intercompany adjustments	(18)	(15)	(12)

Total	4,657	3,828	3,251

FORM 10-K/A :  85

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

	2004	2003(a)		2002(a)
(in millions)	(Restated)	(Restated)		(Restated)

Foreign Retirement Services:
Individual fixed annuities	1,034	368		240
Individual variable annuities	143	4		1

Total	1,177	372		241

Total Foreign	5,834	4,200		3,492

Total net investment income	$15,269	$12,942		$11,243

Pricing net investment gains(e)	225	156		88
Realized capital gains (losses)	(182)	84		(460)

Total realized gains (losses)(e)	43	240		(372)

Total operating income	$7,923	$6,807		$5,181

Life insurance in–force:
Domestic	$772,251	$645,606		$577,686
Foreign	1,085,843	937,425	(f)	720,906

Total	$1,858,094	$1,583,031		$1,298,592

(a)	Adjusted to conform to 2004 presentation.
(b)	Includes structured settlements, single premium immediate annuities and terminal funding annuities.
(c)	Represents runoff annuity business sold through discontinued distribution relationships.

(d)	2004 includes approximately $640 million of premium from a reinsurance transaction involving terminal funding business. This single premium amount is offset by a similar increase of benefit reserves.

(e)	For purposes of this presentation, pricing net investment gains are segregated as a component of total realized gains (losses). They represent certain amounts of realized capital gains where gains are an inherent element in pricing certain life products in some foreign countries.

(f)	Approximately $124 billion relates to the acquisition of AIG Edison Life in August 2003.

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

Life Insurance & Retirement Services Results

The increase in operating income in 2004 compared to 2003 was caused by strong growth, particularly overseas. Similarly, the increase in operating income in 2003 compared to 2002 was due to strong growth, particularly overseas, coupled with realized capital gains in 2003 as opposed to the realized capital losses incurred in 2002.

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

     The majority of the growth in Life Insurance & Retirement Services GAAP premiums in Foreign Life operations was attributable to the life insurance, personal accident & health, and group products lines of business. Globally, AIG’s deep and diverse distribution, which includes bancassurance, worksite marketing, direct marketing, and strong agency organizations, provides a powerful platform for growth. This growth was most significant in Southeast Asia where AIG maintains significant market share established by its strong agency force, and in Japan, where AIG has benefited from a flight to quality and development of multiple distribution channels. In light of AIG’s recent credit rating downgrades, it is unclear whether this flight to quality will continue to benefit AIG. See “Certain Factors Affecting AIG’s Business — AIG’s Credit Ratings” in Item 1. Business, for a further discussion of the potential effect of the rating downgrades on AIG’s businesses. Also in Japan, AIG Edison Life is being integrated successfully into AIG’s life operations. AIG Star Life is growing first year premiums as a result of new product introductions and an expanded agency force, and is benefiting from more successful conservation of

86 : FORM 10-K/A

American International Group, Inc. and Subsidiaries

in-force business. The Foreign Retirement Services business continues its strong growth based upon its success in Japan and Korea by expanding its extensive distribution network and leveraging AIG’s product expertise. AIG is introducing annuity products in new markets. In January 2005, AIG Star Life entered into an agreement with the Bank of Tokyo Mitsubishi, one of Japan’s largest banks, to market a multi-currency fixed annuity.

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

2004

Growth in original currency	16.0%
Foreign exchange effect	3.5
Growth as reported in U.S. dollars	19.5%

     Under U.S. GAAP, deposits and certain other considerations received under deferred annuity (variable and fixed) and universal life contracts are not included as GAAP premiums. If such amounts were to be included, the overall growth from 2004 over 2003 would be greater, due in part to large increases in foreign individual fixed annuities.

     The growth in net investment income in 2004 was attributable to both foreign and domestic invested new cash flow for investment. Additionally, net investment income was positively affected by the compounding of previously earned and reinvested net investment income. Lastly, AIG’s adoption of Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (SOP 03-1), increased net investment income in 2004 over prior years. See also the discussion under “Liquidity” herein and Note 1 of Notes to Consolidated Financial Statements.

     The contribution of Life Insurance & Retirement Services operating income to AIG’s consolidated income before income taxes, minority interest and cumulative effect of accounting changes amounted to 53.4 percent in 2004, compared to 57.2 percent in 2003 and 66.4 percent in 2002. The relative contribution percentage remained constant between years. The decrease in 2003 over 2002 was a result of the $2.1 billion loss reserve charge for General Insurance in 2002.

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

     AIG’s Foreign Life companies generally limit their maximum underwriting exposure on life insurance of a single life to approximately $1.7 million of coverage, and AIG’s Domestic Life companies generally limit their maximum underwriting exposure on life insurance of a single life to $5 million of coverage by using yearly renewable term reinsurance. See the discussion under “Liquidity” herein and Note 6 of Notes to Consolidated Financial Statements.

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

FORM 10-K/A :  87

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     AIG generally obtains letters of credit in order to obtain statutory recognition of these intercompany reinsurance transactions. For this purpose, AIG entered into a $2.5 billion syndicated letter of credit facility in December 2004. Letters of credit totaling $2.17 billion were outstanding as of December 31, 2004, and letters of credit for all $2.5 billion were outstanding as of December 31, 2005. The letter of credit facility has a ten-year term, but the facility can be reduced or terminated by the lenders beginning after seven years.

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

     A number of guaranteed benefits are offered on certain variable life and variable annuity products. See Note 21 of Notes to Consolidated Financial Statements for a discussion of new accounting guidance for these benefits.

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

88 : FORM 10-K/A

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

     DAC for both insurance-oriented and investment-oriented products as well as retirement services products are subject to review for recoverability, which involve estimating the future profitability of current business. This review also involves significant management judgment. If the actual emergence of future profitability were to be substantially different than that estimated, AIG’s results of operations could be significantly affected in future periods. See also Note 4 of Notes to Consolidated Financial Statements.

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

FORM 10-K/A :  89

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following tables summarize the composition of AIG’s insurance and asset management invested assets by segment, at December 31, 2004 and 2003:

		Life
		Insurance &				Percent Distribution
	General	Retirement	Asset		Percent
(dollars in millions)	Insurance	Services	Management	Total	of Total	Domestic	Foreign

2004 (Restated)
Fixed maturities:
Available for sale, at market value	$44,376	$259,602	$39,077	$343,055	68.5%	61.2%	38.8%
Held to maturity, at amortized cost	18,294	–	–	18,294	3.7	100.0	–
Trading securities, at market value	–	600	2,384	2,984	0.6	1.2	98.8
Equity securities:
Common stocks, at market value	4,165	11,280	177	15,622	3.1	21.9	78.1
Preferred stocks, at market value	1,466	565	–	2,031	0.4	91.9	8.1
Mortgage loans on real estate, policy and collateral loans	22	16,858	5,093	21,973	4.4	65.6	34.4
Short-term investments, including time deposits, and cash	2,113	5,515	9,679	17,307	3.4	37.1	62.9
Real estate	592	3,007	326	3,925	0.8	22.8	77.2
Investment income due and accrued	997	4,035	461	5,493	1.1	57.3	42.7
Securities lending collateral	4,889	34,923	9,357	49,169	9.8	86.7	13.3
Other invested assets	5,604	7,072	8,316	20,992	4.2	86.7	13.3

Total	$82,518	$343,457	$74,870	$500,845	100.0%	63.8%	36.2%

2003 (Restated)
Fixed maturities:
Available for sale, at market value	$41,610	$225,404	$32,453	$299,467	74.6%	64.0%	36.0%
Held to maturity, at amortized cost	8,037	–	–	8,037	2.0	100.0	–
Trading securities, at market value	–	282	–	282	0.1	100.0	–
Equity securities:
Common stocks, at market value	3,759	3,649	60	7,468	1.9	44.0	56.0
Preferred stocks, at market value	1,371	525	–	1,896	0.5	91.7	8.3
Mortgage loans on real estate, policy and collateral loans	25	15,546	5,228	20,799	5.2	68.5	31.5
Short-term investments, including time deposits, and cash	1,912	4,662	2,343	8,917	2.2	53.1	46.9
Real estate	569	2,903	285	3,757	0.9	28.6	71.4
Investment income due and accrued	778	3,343	410	4,531	1.1	59.9	40.1
Securities lending collateral	5,225	19,734	4,433	29,392	7.3	78.1	21.9
Other invested assets	4,898	5,990	5,965	16,853	4.2	88.7	11.3

Total	$68,184	$282,038	$51,177	$401,399	100.0%	66.2%	33.8%

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

90 : FORM 10-K/A

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

     No impairment charge with respect to any one single credit was significant to AIG’s consolidated financial condition or results of operations, and no individual impairment loss exceeded 1.0 percent of consolidated net income for 2004.

     Excluding the impairments noted above, the changes in market value for AIG’s available for sale portfolio, which constitutes the vast majority of AIG’s investments, were recorded in accumulated other comprehensive income as unrealized gains or losses, net of tax.

     At December 31, 2004, the fair value of AIG’s fixed maturities and equity securities aggregated to $383.9 billion. At December 31, 2004, aggregate unrealized gains after taxes for fixed maturity and equity securities were $11.5 billion. At December 31, 2004, the aggregate unrealized losses after taxes of fixed maturity and equity securities were approximately $1.2 billion.

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

FORM 10-K/A :  91

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

92 : FORM 10-K/A

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

     ILFC finances its purchases of aircraft primarily through the issuance of a variety of debt instruments. The composite borrowing rates at December 31, 2004, 2003 and 2002 were 4.34 percent, 4.53 percent and 4.73 percent, respectively. See also the discussions under “Capital Resources” and “Liquidity” herein and Notes 3 and 9 of Notes to Consolidated Financial Statements.

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

Capital Markets

AIG’s Capital Markets operations represents the integrated operations of AIGFP and AIGTG. The integration of its Capital Markets operations has produced and will continue to produce greater efficiencies and product synergies as well as growth opportunities. As Capital Markets is a transaction-oriented operation, current and past revenues and operating results may not provide a basis for predicting future performance. Also, AIG’s Capital Markets operations may be adversely affected by the downgrades in AIG’s credit ratings. See “Certain Factors Affecting AIG’s Business – AIG’s Credit Ratings” in Item 1. Business for a further discussion of the potential effect of the rating downgrades on AIG’s Capital Markets businesses.

     AIG’s Capital Markets operations derive substantially all their revenues from hedged financial positions entered in connection with counterparty transactions rather than from speculative transactions. These subsidiaries participate in the derivatives dealer market conducting, primarily as principal, an interest rate, currency, equity, commodity, and credit products business.

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

FORM 10-K/A :  93

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

between the derivatives and the hedged assets and liabilities. Revenues of the Capital Markets operations and the percentage change in revenues for any given period are significantly affected by the number and size of transactions entered into by these subsidiaries during that period relative to those entered into during the prior period as well as the volatility noted above for the accounting under FAS 133. Operating income and the percentage change in operating income for any period are determined by the number, size and profitability of the transactions attributable to that period relative to those attributable to the prior period as well as the volatility noted above for the accounting under FAS 133. Generally, the realization of trading revenues as measured by the receipt of funds is not a significant reporting event as the gain or loss on AIGFP’s trading transactions is currently reflected in operating income as the fair values change from period to period.

     Derivative transactions are entered into in the ordinary course of Capital Markets operations. Therefore, income on interest rate, currency, equity, commodity, and credit derivatives, are recorded on a mark to market value or at estimated fair value where market prices are not readily available with the resulting unrealized gains or losses reflected in the income statement in the current year. In 2004, less than five percent of revenues resulted from transactions valued at estimated fair value. The mark to fair value of derivative transactions is reflected in the balance sheet in the captions “Unrealized gain on swaps, options and forward transactions” and “Unrealized loss on swaps, options and forward transactions.” Pursuant to ISDA Master Agreements, unrealized gains represent the present value of the aggregate of each net receivable by counterparty, and the unrealized losses represent the present value of the aggregate of each net payable by counterparty as of December 31, 2004. These amounts will change from one period to the next due to changes in interest rates, currency rates, equity and commodity prices and other market variables, as well as cash movements, execution of new transactions and the maturing of existing transactions. See also the discussion under “Derivatives” herein and Note 20 of Notes to Consolidated Financial Statements.

     Spread income on investments and borrowings is recorded on an accrual basis over the life of the transaction. Investments are classified as securities available for sale and are marked to market with the resulting unrealized gains or losses reflected in accumulated other comprehensive income. AIGFP hedges the economic exposure on its investments and borrowings through its derivatives portfolio. The requirements under FAS 133 hedge accounting were not met for these hedge transactions for the years ending December 31, 2004, 2003, 2002, 2001 and 2000.

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

Financial Services operations for 2004, 2003 and 2002 were as follows:

	2004	2003	2002
(in millions)	(Restated)	(Restated)	(Restated)

Revenues(a):
Aircraft Finance(b)	$3,136	$2,897	$2,698
Capital Markets(c)(d)	1,278	595	1,577
Consumer Finance(e)	2,978	2,642	2,473
Other	103	108	74

Total	$7,495	$6,242	$6,822

Operating income (loss)(a):
Aircraft Finance	$642	$672	$684
Capital Markets(d)	662	(188)	890
Consumer Finance	808	623	507
Other, including intercompany adjustments	68	75	44

Total	$2,180	$1,182	$2,125

(a)	Includes the unrealized gain (loss) attributable to hedging activities that do not qualify for hedge accounting treatment under FAS 133, including the related foreign exchange gains and losses. For 2004, 2003 and 2002, the effect was $(27) million, $49 million and $20 million, respectively, in operating income for Aircraft Finance and $(122) million, $(1.01) billion and $220 million in both revenues and operating income for Capital Markets.

(b)	Revenues were primarily from ILFC aircraft lease rentals.

(c)	Revenues, shown net of interest expense, are primarily from hedged financial positions entered into in connection with counterparty transactions and the effect of hedging activities that do not qualify for hedge accounting treatment under FAS 133 described in (a) above.

(d)	Certain transactions entered into by AIGFP generate tax credits and benefits which are shown in the income tax line on the consolidated statement of income. Thus, this source of income is not reflected in the revenues and operating income categories. The amount of tax credits and benefits for the years ended December 31, 2004, 2003 and 2002 are $107 million, $123 million and $96 million, respectively.

(e)	Revenues were primarily finance charges.

94 : FORM 10-K/A

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

     To the extent the Financial Services subsidiaries, other than AIGFP, use derivatives to economically hedge their assets or liabilities with respect to their future cash flows, and such hedges do not qualify for hedge accounting treatment under FAS 133 (as previously discussed in Restatements of Previously Issued Financial Statements), the changes in fair value of such derivatives are recorded in realized capital gains (losses) or other revenues.

     Financial market conditions in 2004 compared with 2003 were characterized by interest rates which were broadly unchanged across fixed income markets globally, a tightening of credit spreads and higher equity valuations. Capital Markets results in 2004 compared with 2003 reflected a shift in product segment activity to respond to these conditions. See also Note 20 of Notes to Consolidated Financial Statements.

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

     Financial Services operating income represented 14.7 percent of AIG’s consolidated income before income taxes, minority interest and cumulative effect of accounting changes in 2004. This compares to 9.9 percent and 27.2 percent in 2003 and 2002, respectively. The increase in contribution percentage in 2004 and the decrease in 2003 was primarily due to the fluctuation in earnings resulting from derivatives that did not qualify for hedge accounting under FAS 133. The decrease in contribution percentage in 2003 was also influenced by the effect of the 2002 General Insurance loss reserve charge on General Insurance operating income and the reduced contribution of General Insurance operations to income before income taxes, minority interest and cumulative effect of accounting changes.

FORM 10-K/A :  95

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Financial Services Invested Assets

The following table is a summary of the composition of AIG’s Financial Services invested assets at December 31, 2004 and 2003. See also the discussions under “Operating Review — Financial Services Operations”, “Capital Resources” and “Derivatives” herein.

	2004		2003
	(Restated)		(Restated)

	Invested	Percent of	Invested	Percent of
(dollars in millions)	Assets	Total	Assets	Total

Flight equipment primarily under operating leases, net of accumulated depreciation	$32,130	21.6%	$29,870	23.6%
Finance receivables, net of allowance	23,574	15.9	17,500	13.8
Unrealized gain on swaps, options and forward transactions	22,670	15.3	21,459	16.9
Securities available for sale, at market value	31,225	21.0	24,938	19.7
Trading securities, at market value	2,746	1.8	3,538	2.8
Securities purchased under agreements to resell, at contract value	26,272	17.7	20,819	16.4
Trading assets	3,433	2.3	2,500	2.0
Spot commodities	534	0.4	245	0.2
Other, including short-term investments	5,982	4.0	5,804	4.6

Total	$148,566	100.0%	$126,673	100.0%

     As previously discussed, the cash used for the purchase of flight equipment is derived primarily from the proceeds of ILFC’s debt financings. The primary sources for the repayment of this debt and the interest expense thereon are the cash flow from operations, proceeds from the sale of flight equipment and the rollover and refinancing of the prior debt. During 2004, ILFC acquired flight equipment costing $4.86 billion. See also the discussion under “Operating Review — Financial Services Operations” and “Capital Resources” herein.

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

     AIG’s Consumer Finance operations provide a wide variety of consumer finance products, including real estate mortgages, consumer loans, retail sales finance and credit-related insurance to customers both domestically and overseas, particularly in emerging markets. These products are funded through deposits and various borrowings including commercial paper and medium term notes. AIG’s Consumer Finance operations are exposed to credit risk and risk of loss resulting from adverse fluctuations in interest rates. Over half of the loan balance is related to real estate loans which are substantially collateralized by the related properties.

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

     AIGFP uses the proceeds from the issuance of notes, bonds and GIA borrowings to invest in a diversified portfolio of securities, including securities available for sale, at market, and derivative transactions. The funds may also be temporarily invested in securities purchased under agreements to resell. The proceeds from the disposal of the aforementioned securities available for sale and securities purchased under agreements to resell have been used to fund the maturing GIAs or other AIGFP financings. See also the discussion under “Capital Resources” herein.

96 : FORM 10-K/A

American International Group, Inc. and Subsidiaries

     Securities available for sale is predominately a portfolio of debt securities, where the individual securities have varying degrees of credit risk. At December 31, 2004, the average credit rating of this portfolio was AA+ or the equivalent thereto as determined through rating agencies or internal review. AIGFP has also entered into credit derivative transactions to economically hedge its credit risk associated with $225 million of these securities. Securities deemed below investment grade at December 31, 2004 amounted to approximately $87 million in fair value representing 0.4 percent of the total AIGFP securities available for sale. There have been no significant downgrades through March 31, 2005.

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

     AIGFP also conducts, as principal, market-making and trading activities in foreign exchange and commodities, primarily precious metals. AIGFP owns inventories in the commodities in which it trades and may reduce the exposure to market risk through the use of swaps, forwards, futures, and option contracts. AIGFP uses derivatives to manage the economic exposure of its various trading positions and transactions from adverse movements of interest rates, foreign currency exchange rates and commodity prices. AIGFP supports its trading activities largely through trading liabilities, unrealized losses on swaps, short-term borrowings, securities sold under agreements to repurchase and securities and commodities sold but not yet purchased. See also the discussions under “Capital Resources” herein and Note 20 of Notes to Consolidated Financial Statements.

The gross unrealized gains and gross unrealized losses of Capital Markets operations included in the financial services assets and liabilities at December 31, 2004 were as follows:

	Gross	Gross
	Unrealized	Unrealized
(in millions)	Gains	Losses

Securities available for sale, at market value(a)	$2,166	$112
Unrealized gain/loss on swaps, options and forward transactions(b)	22,670	15,985

(a)	See also Note 8(h) of Notes to Consolidated Financial Statements.
(b)	These amounts are also presented as the respective balance sheet amounts.

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

FORM 10-K/A :  97

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

Asset Management revenues and operating income for 2004, 2003 and 2002 were as follows:

	2004	2003	2002
(in millions)	(Restated)	(Restated)	(Restated)

Revenues:
Guaranteed Investment Contracts	$3,192	$2,619	$2,534
Institutional Asset Management	1,049	671	557
Brokerage Services and Mutual Funds	249	206	227
Other	224	155	149

Total	$4,714	$3,651	$3,467

Operating income:
Guaranteed Investment Contracts(a)	$1,328	$885	$787
Institutional Asset Management(b)	515	227	149
Brokerage Services and Mutual Funds	70	60	48
Other	212	144	141

Total	$2,125	$1,316	$1,125

(a)	The effect of hedging activities that do not qualify for hedge accounting treatment under FAS 133 was $313 million, $230 million and $138 million for 2004, 2003 and 2002, respectively.

(b)	Includes the results of certain AIG managed private equity and real estate funds that are consolidated effective December 31, 2003 pursuant to FIN46R, “Consolidation of Variable Interest Entities”. For 2004, operating income includes $195 million of third-party limited partner earnings offset in Minority interest expense.

Asset Management Results

Asset Management operating income increased in 2004 as a result of the upturn in worldwide financial markets and a strong global product portfolio. The operating income growth results from fees related to the management of mutual funds and various investment portfolios that are, in great part, contingent upon the growth in the equity markets and customer interest in equity sensitive products. Thus, as equity markets expand and contract, the appetite for listed and private equity investments changes. The revenues and operating income with respect to this segment are similarly affected. GICs are sold domestically and abroad to both institutions and individuals. These products are written on an opportunistic basis when market conditions are favorable. Thus, revenues, operating income and cash flow attributable to GICs will vary from one reporting period to the next. AIG expects to launch a matched investment program utilizing issuances of AIG debt securities, which will become AIG’s principal spread-based investment activity. In light of recent developments, the timing of the launch of this program is unclear. See “Certain Factors Affecting AIG’s Business — Access to Capital Markets” in Item 1. Business for a discussion of how the timing of this program may be delayed. Because AIG’s credit spreads in the capital markets have widened following the ratings declines, there may be a reduction in the earnings on new business in AIG’s institutional spread based funding business.

     Asset Management operating income represented 14.3 percent of AIG’s consolidated income before income taxes, minority interest and cumulative effect of accounting changes in 2004. This compares to 11.1 percent and 14.4 percent in 2003 and 2002, respectively.

     At December 31, 2004, AIG’s third-party assets under management, including both retail mutual funds and institu-

98 : FORM 10-K/A

American International Group, Inc. and Subsidiaries

tional accounts, approximated $51 billion and the aggregate GIC reserve was $53.8 billion.

Other Operations

Other income (deductions)-net includes AIG’s equity in certain minor majority-owned subsidiaries and certain partially owned companies, realized foreign exchange transaction gains and losses in substantially all currencies and unrealized gains and losses in hyperinflationary currencies, the cash distributions on the liabilities connected to trust preferred stock, as well as the income and expenses of the parent holding company and other miscellaneous income and expenses. Other income (deductions)-net amounted to $(333) million, $(1.26) billion and $(610) million in 2004, 2003 and 2002, respectively. AIG’s equity in certain partially owned subsidiaries includes $96 million in catastrophe losses in 2004. The decline in 2003 was primarily the result of increases in pension and interest expenses.

Capital Resources

At December 31, 2004, AIG had total consolidated shareholders’ equity of $79.67 billion and total borrowings of $96.90 billion. At that date, $86.91 billion of such borrowings were either not guaranteed by AIG or were AIGFP’s matched borrowings under obligations of guaranteed investment agreements (GIAs) or matched notes and bonds payable.

Borrowings

At December 31, 2004, AIG’s net borrowings were $8.50 billion after reflecting amounts that were matched borrowings under AIGFP’s obligations of GIAs, matched notes and bonds payable, amounts not guaranteed by AIG and liabilities connected to trust preferred stock. The following table summarizes borrowings outstanding at December 31, 2004 and 2003:

December 31,	2004	2003
(in millions)	(Restated)	(Restated)

AIG’s net borrowings	$8,498	$7,469
Liabilities connected to trust preferred stock	1,489	1,682
AIGFP
GIAs	18,919	15,337
Matched notes and bonds payable	22,257	16,871
Borrowings not guaranteed by AIG	45,736	38,990

Total debt	$96,899	$80,349

Borrowings issued or guaranteed by AIG and those borrowings not guaranteed by AIG at December 31, 2004 and 2003 were as follows:

December 31,	2004	2003
(in millions)	(Restated)	(Restated)

AIG borrowings:
Medium term notes	$667	$791
Notes and bonds payable	2,980	3,141
Loans and mortgages payable	349	337

Total	3,996	4,269

Borrowings guaranteed by AIG:
AIGFP
GIAs	18,919	15,337
Notes and bonds payable	22,695	17,604

Total	41,614	32,941

AIG Funding, Inc. commercial paper	2,969	1,223

AGC Notes and bonds payable	1,095	1,244

Liabilities connected to trust preferred stock	1,489	1,682

Total borrowings issued or guaranteed by AIG	51,163	41,359

Borrowings not guaranteed by AIG:
ILFC
Commercial paper	2,670	1,575
Medium term notes	5,972	5,960
Notes and bonds payable(a)	15,734	14,431
Loans and mortgages payable(b)	40	143

Total	24,416	22,109

AGF
Commercial paper	3,686	2,877
Medium term notes	13,709	9,704
Notes and bonds payable	1,585	1,739

Total	18,980	14,320

Commercial paper:
AIG Credit Card Company (Taiwan)	359	250
AIG Finance (Taiwan) Limited	9	13

Total	368	263

Loans and mortgages payable:
AIGCFG	792	624
AIG Finance (Hong Kong) Limited	49	161

Total	841	785

Other Subsidiaries	832	729

(continued)

FORM 10-K/A :  99

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

December 31,	2004	2003
(in millions)	(Restated)	(Restated)

Variable Interest Entity debt:
ILFC(c)	–	464
AIG Global Investment Group	–	6
AIG Global Real Estate Investment	8	–
AIG Capital Partners	165	148
AIG SunAmerica	126	166

Total	299	784

Total borrowings not guaranteed by AIG	45,736	38,990

Total debt	$96,899	$80,349

(a)	Includes borrowings under Export Credit Facility of $1.7 billion.
(b)	Capital lease obligations.

(c)	Synthetic lease obligations expired in September 2004.

For a description of the effects on AIG’s capital resources, including the cost of borrowing, of recent downgrades and rating actions by the major rating agencies, see the discussion under “Outlook” herein and “Certain Factors Affecting AIG’s Business — AIG’s Credit Ratings” in Item 1. Business as well as Note 9 of Notes to Financial Statements.

     During 2004, AIG did not issue any medium term notes, and $124 million of previously issued notes matured or were redeemed. AIG completed an exchange offer in April 2004 with respect to Rule 144A/ Regulation S Notes and issued in exchange substantially identical notes that are registered under the Securities Act. On August 15, 2004, Eurodollar zero coupon notes with a face value of $189 million matured. AIG intends to continue its customary practice of issuing debt securities from time to time to meet its financing needs and those of certain of its subsidiaries for general corporate purposes, as well as to initiate a matched investment program. However AIG’s ability to do so may be limited due to the delay in filing its periodic financial reports. See “Certain Factors Affecting AIG’s Business — Access to Capital Markets” in Item 1. Business.

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

     AIGFP uses the proceeds from the issuance of notes and bonds and GIA borrowings to invest in a diversified portfolio of securities and derivative transactions. The borrowings may also be temporarily invested in securities purchased under agreements to resell. See also the discussions under “Operating Review,” “Liquidity” and “Derivatives” herein and Notes 1, 8, 9 and 20 of Notes to Consolidated Financial Statements.

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

     AIG and AIG Funding are parties to unsecured syndicated revolving credit facilities aggregating $2.75 billion, consisting of $1.375 billion in a 364-day revolving credit facility that expires in July of 2005 and $1.375 billion in a five-year revolving credit facility that expires in July of 2007. The 364-day facility allows for the conversion by AIG of any outstanding loans at expiration into one-year term loans. The facilities can be used for general corporate purposes and also to provide backup for AIG’s commercial paper programs administered by AIG Funding. AIG expects to replace or extend these credit facilities on or prior to their expiration. There were no borrowings outstanding as of December 31, 2004.

     AIG obtained waivers from the lenders under these revolving credit facilities providing for the extension of the delivery date of AIG’s consolidated financial statements for year-end 2004 and for the first quarter of 2005 through June 30, 2005.

     AIG is also a party to an unsecured inter-company revolving credit facility provided by certain of its subsidiaries aggregating $2 billion that expires in October of 2005. The facility allows for the conversion of any outstanding loans at expiration into one-year term loans. The facility can be used for general corporate purposes and also to provide backup for AIG’s commercial paper programs. AIG expects to replace or extend this credit facility on or prior to its expiration. There were no borrowings outstanding as of December 31, 2004.

     As of November 2001, AIG guaranteed the notes and bonds of AGC. During 2002, AGC issued $200 million in notes which matured in March 2003. During 2004, $149 million of previously issued notes matured.

     Preferred stock issued by an AGC subsidiary, American General Capital I, with a liquidation value of $200 million

100 : FORM 10-K/A

American International Group, Inc. and Subsidiaries

was redeemed for cash on September 8, 2004. AGC redeemed the related Junior Subordinated Debentures at that time, extinguishing the liabilities connected to the trust preferred stock.

     ILFC fulfills its short term cash requirements through the issuance of commercial paper. The issuance of commercial paper is subject to the approval of ILFC’s Board of Directors and is not guaranteed by AIG. ILFC is a party to unsecured syndicated revolving credit facilities aggregating $6.0 billion at December 31, 2004. The facilities can be used for general corporate purposes and also to provide backup for ILFC’s commercial paper program and consist of $4.0 billion in a 364-day revolving credit facility that expires in October 2005, with a one-year term out option, and $2.0 billion in a five-year revolving credit facility that expires in October 2009. ILFC expects to replace or extend these credit facilities on or prior to their expiration. There were no borrowings outstanding as of December 31, 2004.

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

     AGF fulfills its short term cash requirements through the issuance of commercial paper. The issuance of commercial paper is subject to the approval of AGF’s Board of Directors and is not guaranteed by AIG. AGF is a party to unsecured syndicated revolving credit facilities aggregating $3.25 billion, consisting of $1.75 billion in a 364-day revolving credit facility that expires in July of 2005 and $1.5 billion in a five-year revolving credit facility that expires in July of 2007. The 364-day facility allows for the conversion by AGF of any outstanding loans at expiration into one-year term loans. The facilities can be used for general corporate purposes and also to provide backup for AGF’s commercial paper programs. AGF expects to replace or extend these credit facilities on or prior to their expiration. There were no borrowings outstanding as of December 31, 2004.

     AGF is also party to several bilateral credit agreements aggregating $260 million at March 31, 2005. The terms and conditions of these agreements are identical to AGF’s 364-day revolving credit facility.

     During 2004, AGF issued $2.94 billion of fixed rate and variable rate medium term notes ranging in maturities from two to ten years. As of December 31, 2004, notes aggregating $13.71 billion were outstanding with maturity dates ranging from 2005 to 2014 at interest rates ranging from 1.38 percent to 7.50 percent. To the extent deemed appropriate, AGF may enter into swap transactions to manage its effective borrowing with respect to these notes.

FORM 10-K/A :  101

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     In addition, AGF issued $2.85 billion of long-term funding in 2004 from sources including Euro-denominated and Sterling-denominated transactions totaling the equivalent of $1.82 billion. Other funding sources included private placement debt, retail note issuances and bank financings.

     AIG Credit Card Company (Taiwan) — (AIGCCC-Taiwan) and AIG Finance (Taiwan) Limited — (AIGF-Taiwan), both consumer finance subsidiaries in Taiwan, have issued commercial paper for the funding of their own operations. At December 31, 2004, AIG did not guarantee the commercial paper of any of its subsidiaries other than AIG Funding. See also the discussion under “Derivatives” herein and Note 9 of Notes to Consolidated Financial Statements.

Contractual Obligations and Other Commercial Commitments

The maturity schedule of AIG’s contractual obligations at December 31, 2004 was as follows:

		Payments due by Period

		Less	One	Four
		Than	Through	Through	After
	Total	One	Three	Five	Five
(in millions)	Payments	Year	Years	Years	Years

Borrowings(a)	$86,907	$24,560	$17,847	$14,728	$29,772
Loss reserves(b)	61,878	17,016	18,873	8,973	17,016
Insurance and investment contract liabilities(c)	54,630	10,317	15,557	15,054	13,702
Operating leases	2,682	543	708	505	926
Aircraft purchase commitments	21,587	5,839	10,132	5,249	367

Total	$227,684	$58,275	$63,117	$44,509	$61,783

(a)	Excludes commercial paper and obligations included as debt pursuant to FIN46R and includes ILFC’s capital lease obligations. See also Note 9 of Notes to Consolidated Financial Statements.

(b)	Represents future loss and loss adjustment expense payments estimated based on historical loss development payment patterns.

(c)	Insurance and investment contract liabilities include various investment-type products with contractually scheduled maturities including periodic payments of a term certain nature and guaranteed maturities under guaranteed investment contracts. Items excluded from the table include (i) liabilities for future policy benefits of approximately $105 billion, and (ii) policyholder contract deposits of approximately $165 billion. Amounts excluded from the table are generally comprised of policies or contracts where (i) AIG is currently not making payments until the occurrence of an insurable event, such as death or disability, (ii) payments are conditional on survivorship, or (iii) the occurrence of a payment due to a surrender or other non-scheduled event out of AIG’s control. The determination of these liability amounts and timing of payment are not reasonably fixed and determinable. Significant uncertainties relating to these liabilities include mortality, morbidity, expenses, persistency, investment returns, inflation, and future policyholder elections as to benefits.

The maturity schedule of AIG’s other commercial commitments by segment at December 31, 2004 was as follows:

		Amount of Commitment Expiration

		Less	One	Four
	Total	Than	Through	Through	After
	Amounts	One	Three	Five	Five
(in millions)	Committed	Year	Years	Years	Years

Letters of credit:
Life Insurance & Retirement Services	$185	$81	$4	$–	$100
DBG	211	115	96	–	–
Standby letters of credit:
Capital Markets	1,556	2	43	35	1,476
Guarantees:
Life Insurance & Retirement Services(a)	2,523	225	340	–	1,958
Asset Management	156	105	40	11	–
Other commercial commitments(b):
Capital Markets(c)	16,286	484	1,933	3,023	10,846
Aircraft Finance(d)	853	234	361	–	258
Life Insurance & Retirement Services(e)	2,275	429	753	278	815
Asset Management	347	250	97	–	–
DBG(f)	1,519	–	–	–	1,519

Total	$25,911	$1,925	$3,667	$3,347	$16,972

(a)	Primarily AIG SunAmerica construction guarantees connected to affordable housing investments.
(b)	Excludes commitments with respect to pension plans. The annual pension contribution for 2005 was $393 million. See also Note 15 of Notes to Consolidated Financial Statements.
(c)	Primarily liquidity facilities provided in connection with certain municipal swap transactions and collateralized bond obligations.

(d)	Primarily in connection with options to acquire aircraft.

(e)	Primarily AIG SunAmerica commitments to invest in partnerships.

(f)	Primarily commitments to invest in limited partnerships.

102 : FORM 10-K/A

American International Group, Inc. and Subsidiaries

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

     As a result of the downgrades of AIG’s long-term senior debt ratings, AIG has been required to post approximately $1.16 billion of collateral with counterparties to municipal guaranteed investment contracts and financial derivatives transactions. In the event of a further downgrade, AIG will be required to post additional collateral. It is estimated that, as of the close of business on February 28, 2006, based on AIG’s outstanding municipal guaranteed investment contracts and financial derivatives transactions as of such date, a further downgrade of AIG’s long-term senior debt ratings to ‘Aa3’ by Moody’s or ‘AA-’ by S&P would permit counterparties to call for approximately $962 million of additional collateral. Further, additional downgrades could result in requirements for substantial additional collateral, which could have a material effect on how AIG manages its liquidity. The actual amount of additional collateral that AIG would be required to post to counterparties in the event of such downgrades depends on market conditions, the market value of the outstanding affected transactions and other factors prevailing at the time of the downgrade. The requirement to post additional collateral may increase if additional counterparties begin to require credit support from AIG through collateralization agreements. Additional obligations to post collateral will increase the demand on AIG’s liquidity.

Shareholders’ Equity

AIG’s consolidated shareholders’ equity increased $10.44 billion during 2004. During 2004, retained earnings increased $9.08 billion, resulting from net income less dividends. Unrealized appreciation of investments, net of taxes, increased $1.26 billion and the cumulative translation adjustment loss, net of taxes, decreased $823 million. During 2004, there was a gain of $50 million, net of taxes, relating to derivative contracts designated as cash flow hedging instruments. See also the discussion under “Operating Review” and “Liquidity” herein, Notes 1(z), 8(d) and 20 of Notes to Consolidated Financial Statements and the Consolidated Statement of Comprehensive Income.

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

Dividends from Insurance Subsidiaries

Payments of dividends to AIG by its insurance subsidiaries are subject to certain restrictions imposed by regulatory authorities. With respect to AIG’s domestic insurance subsidiaries, the payment of any dividend requires formal notice to the insurance department in which the particular insurance subsidiary is domiciled. Under the laws of many states, an insurer may pay a dividend without prior approval of the insurance regulator when the amount of the dividend is below certain regulatory thresholds. Largely as a result of the restrictions, approximately 89 percent of consolidated shareholders’ equity was restricted from immediate transfer to AIG parent at December 31, 2004. However, AIG cannot predict how recent regulatory investigations may affect the ability of its regulated subsidiaries to pay dividends. See “Certain Factors Affecting AIG’s Business — Regulatory Investigations” in Item 1. Business.

     With respect to AIG’s foreign insurance subsidiaries, the most significant insurance regulatory jurisdictions include Bermuda, Japan, Hong Kong, Taiwan, the United Kingdom, Thailand and Singapore.

     AIG cannot predict whether the regulatory investigations currently underway or future regulatory issues will impair AIG’s financial condition, results of operations or liquidity. To AIG’s knowledge, no AIG company is currently on any regulatory or similar “watch list” with regard to solvency. See also the discussion under “Liquidity” herein and Note 11 of Notes to Consolidated Financial Statements, as well as “Certain Factors Affecting AIG’s Business” in Item 1. Business.

FORM 10-K/A :  103

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Regulation and Supervision

AIG’s insurance subsidiaries, in common with other insurers, are subject to regulation and supervision by the states and jurisdictions in which they do business. In the U.S. the National Association of Insurance Commissioners (NAIC) has developed Risk-Based Capital (RBC) requirements. RBC relates an individual insurance company’s statutory surplus to the risk inherent in its overall operations. At December 31, 2004, the risk-based adjusted surplus of each of AIG’s Domestic General companies and of each of AIG’s Domestic Life companies exceeded each of their RBC standards. As discussed above, various regulators have commenced investigations into certain insurance business practices, including with respect to AIG. While such investigations are in their early stages, it is possible that they may result in additional regulation of the insurance industry and specific action with respect to AIG, and AIG cannot predict the ultimate effect that such additional regulation might have on its business. Federal, state or local legislation may affect AIG’s ability to operate and expand its various financial services businesses, and changes in the current laws, regulations or interpretations thereof may have a material adverse effect on these businesses. See “Certain Factors Affecting AIG’s Business — Regulatory Investigations” in Item 1. Business for a further discussion of the effect these investigations may have on AIG’s businesses.

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

     Foreign operations are individually subject to local solvency margin requirements that require maintenance of adequate capitalization, which AIG complies with by country. In addition, certain foreign locations, notably Japan, have established regulations that can result in guarantee fund assessments. These have not had a material effect on AIG’s results of operations.

Liquidity

AIG’s liquidity is primarily derived from the operating cash flows of its General and Life Insurance & Retirement Services operations. Management believes that AIG’s liquid assets, its net cash provided by operations, and access to short term funding through commercial paper and bank credit facilities will enable it to meet any anticipated cash requirements. See “Certain Factors Affecting AIG’s Business — Access to Capital Markets” in Item 1. Business.

     At December 31, 2004, AIG’s consolidated invested assets included $18.11 billion of cash and short-term investments. Consolidated net cash provided from operating activities in 2004 amounted to $30.72 billion.

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

104 : FORM 10-K/A

American International Group, Inc. and Subsidiaries

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

     AIG, the parent company, funds its short-term working capital needs through commercial paper issued by AIG Funding. As of March 31, 2005, AIG Funding had $3.485 billion of commercial paper outstanding with an average maturity of 26 days. As additional liquidity, AIG parent has a $2 billion inter-company revolving credit facility provided by certain of its subsidiaries, a $1.375 billion 364-day revolving bank credit facility that expires in July 2005 and a $1.375 billion five year revolving bank credit facility that expires in July 2007. AIG parent’s primary sources of cash flow are dividends and loans from its subsidiaries. Largely as a result of regulatory restrictions, approximately 89 percent of consolidated shareholders’ equity was restricted from immediate transfer to AIG parent at December 31, 2004. However AIG cannot predict how recent regulatory investigations may affect the ability of its regulated subsidiaries to pay dividends. See “Certain Factors Affecting AIG’s Business — Regulatory Investigations” in Item 1. Business. AIG parent’s primary uses of cash flow are for debt service and the payment of dividends to shareholders. See also Note 9 of Notes to Consolidated Financial Statements for additional information on debt maturities for AIG and its subsidiaries.

Special Purpose Vehicles and Off Balance Sheet Arrangements

AIG uses special purpose vehicles (SPVs) and off balance sheet arrangements in the ordinary course of business. As a result of recent changes in accounting, a number of SPVs and off balance sheet arrangements have been reflected in AIG’s consolidated financial statements. In addition, certain entities have been consolidated in connection with the Restatements of AIG’s financial statements. See Notes 2 and 19 of Notes to Consolidated Financial Statements. In January 2003, FASB

FORM 10-K/A :  105

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 addressed the consolidation and disclosure rules for nonoperating entities that are now defined as Variable Interest Entities (VIEs). In December 2003, FASB issued a revision to Interpretation No. 46 (FIN 46R).

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

     For additional information related to AIG’s activities with respect to VIEs and certain guarantees see “Recent Accounting Standards” herein and also Notes 1 and 19 of Notes to Consolidated Financial Statements. Also, for additional disclosure regarding AIG’s commercial commitments (including guarantors), see “Contractual Obligations and Other Commercial Commitments” herein.

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

     A counterparty may default on any obligation to AIG, including a derivative contract. Credit risk is a consequence of extending credit and/or carrying trading and investment positions. Credit risk exists for a derivative contract when that contract has a positive fair value to AIG. To help manage this risk, AIGFP’s credit department operates within the guidelines set by the AIG Credit Risk Committee. This committee establishes the credit policy, delegates limits to AIGFP’s credit department for counterparties based upon AIG’s evaluation of the financial condition of the counterparty as reflected in its internal risk rating and provides limits for derivative transactions with counterparties having different credit ratings. In addition to credit ratings, this committee takes into account other factors, including the industry and country of the counterparty. Exposures and transactions which exceed these limits or fall outside these pre-established guidelines require the approval of the AIG Credit Risk Committee. It is also AIG’s policy to establish reserves for potential credit impairment when appropriate. In addition, AIGFP utilizes various credit enhancements, including letters of credit, guarantees, collateral, credit triggers, credit derivatives, and margin agreements to reduce the credit risk relating to its outstanding derivative financial transactions. AIGFP requires credit enhancements in connection with specific transactions based on, among other things, the creditworthiness of the counterparties, and the transaction’s size and maturity.

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

     AIG has historically reported the changes in the fair value of certain derivatives used for hedging activities through other comprehensive income in consolidated shareholders’ equity or

106 : FORM 10-K/A

American International Group, Inc. and Subsidiaries

in net income with a corresponding adjustment to the hedged item, depending on the nature of the hedge relationship. In order to comply with FAS 133, the restated consolidated financial statements include the changes in fair value for certain derivatives, previously recorded through other comprehensive income, in current period income and reverse the previous adjustments on assets and liabilities recorded in net income in connection with hedge accounting. Because these derivatives did not qualify for hedge accounting, Statement of Financial Accounting Standards No. 115 — “Accounting for Certain Investments in Debt and Equity Securities” requires AIG to recognize the corresponding changes in fair value, including foreign exchange gains and losses resulting from exchange rate fluctuations relating to available for sale investments through other comprehensive income. The adjustments in the Restatements with respect to FAS 133 do not result in any changes in AIG’s liquidity or its overall financial condition even though inter-period volatility of earnings increased.

     See also Notes 2 and 20 of Notes to Consolidated Financial Statements for detailed information relating to AIG’s derivative activities, and Note 1(z) of Notes to Consolidated Financial Statements for AIG’s derivative accounting policies.

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

			Life Insurance &
	General Insurance		Retirement Services

(in millions)	2004	2003	2004	2003

Market risk:
Combined	$1,396	$1,100	$5,024	$3,075
Interest rate	1,563	1,173	4,750	2,967
Currency	139	125	478	257
Equity	727	797	1,024	758

FORM 10-K/A :  107

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

     The notable increase in the Combined and Interest rate VaRs from 2003 to 2004 in the General Insurance and Life Insurance & Retirement Services segments was predominantly caused by strong growth in the businesses.

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

108 : FORM 10-K/A

American International Group, Inc. and Subsidiaries

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

Recent Accounting Standards

In December 2003, FASB issued a revision to Interpretation No. 46 (FIN46R). See also Note 19 of Notes to Consolidated Financial Statements.

     In July 2003, the American Institute of Certified Public Accountants issued SOP 03-1. See also Note 21 of Notes to Consolidated Financial Statements.

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

     For further discussion of these recent accounting standards and their application to AIG, see Note 1(bb) of Notes to Consolidated Financial Statements.

FORM 10-K/A :  109

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8.	Financial Statements and Supplementary Data

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

110 : FORM 10-K/A

[This page intentionally left blank]

FORM 10-K/A :  111

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

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of American International Group, Inc. and its subsidiaries (AIG) at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America (GAAP). In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of AIG’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As described in Note 2 to the consolidated financial statements, AIG restated its 2004, 2003 and 2002 consolidated financial statements and financial statement schedules.

     As described in Note 21 to the consolidated financial statements, AIG changed its accounting for certain non-traditional long duration contracts and for separate accounts as of January 1, 2004.

Internal control over financial reporting

     Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that AIG did not maintain effective internal control over financial reporting as of December 31, 2004 because of the effect of the material weaknesses relating to the (1) control environment, (2) controls over the evaluation of risk transfer, (3) controls over certain balance sheet reconciliations, (4) controls over the accounting for certain derivative transactions and (5) controls over income tax accounting, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). AIG’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of AIG’s internal control over financial reporting based on our audit.

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

112 : FORM 10-K/A

American International Group, Inc. and Subsidiaries

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

     Control environment: Certain of AIG’s controls within its control environment were not effective to prevent certain members of senior management, including the former Chief Executive Officer and former Chief Financial Officer, from having the ability, which in certain instances was utilized, to override certain controls and effect certain transactions and accounting entries. In certain of these instances, such transactions and accounting entries appear to have been largely motivated to achieve desired accounting results and were not properly accounted for in accordance with GAAP. Further, in certain of these instances, information critical to an effective review of transactions, accounting entries, and certain entities used in these transactions and accounting entries, were not disclosed to the appropriate financial and accounting personnel, regulators and us. As a result, discussion and thorough legal, accounting, actuarial or other professional analysis did not occur. This control deficiency is based primarily on these overrides. Specifically, this control deficiency permitted the following:

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

     Controls over income tax accounting: AIG did not maintain effective controls over the determination and reporting of

FORM 10-K/A :  113

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

     The control deficiencies described above resulted in the restatement of AIG’s 2003, 2002, 2001 and 2000 annual consolidated financial statements and 2004 and 2003 interim consolidated financial statements, as well as adjustments, including audit adjustments, relating to the derivative matter described above, to AIG’s 2004 annual consolidated financial statements. Also, the control deficiencies above related to the accounting for certain derivative transactions, income tax accounting and certain balance sheet reconciliations resulted in the further restatement to AIG’s 2004, 2003 and 2002 annual consolidated financial statements and quarterly financial information for 2004 and 2003, as well as for the first three quarters of 2005. Furthermore, these control deficiencies could result in other misstatements in the aforementioned financial statement accounts and disclosures that would result in a material misstatement to the annual or interim AIG consolidated financial statements that would not be prevented or detected. Accordingly, management has concluded that these control deficiencies constitute material weaknesses. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and our opinion regarding the effectiveness of AIG’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

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

     AIG’s management and we previously concluded that AIG did not maintain effective internal control over financial reporting as of December 31, 2004 because of the material weaknesses described above. However, AIG’s management subsequently determined that the Second Restatement described in Note 2 to the consolidated financial statements was an additional effect of the material weaknesses related to certain derivative transactions, income tax accounting and certain balance sheet reconciliations described above. Accordingly, the Second Restatement did not affect management’s assessment or our opinion on internal control over financial reporting.

PricewaterhouseCoopers LLP
New York, New York
May 27, 2005, except for the effects of the
Second Restatement discussed in Note 2,
the updates after May 27, 2005 discussed
in Notes 7 and 12 to the consolidated
financial statements, and except for the
matter in the penultimate paragraph of
Management’s Report on Internal Control
Over Financial Reporting, as to which the
date is March 16, 2006

114 : FORM 10-K/A

American International Group, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEET

December 31,	2004	2003
(in millions)	(Restated)	(Restated)

Assets:
Investments, financial services assets and cash:
Fixed maturities:
Bonds available for sale, at market value (amortized cost: 2004 – $329,838; 2003 – $287,810)	$344,399	$300,935
Bonds held to maturity, at amortized cost (market value: 2004 – $18,791; 2003 – $8,173)	18,294	8,037
Bond trading securities, at market value (cost: 2004 – $2,973; 2003 – $252)	2,984	282
Equity securities:
Common stocks, at market value (cost: 2004 – $8,424; 2003 – $6,614)	9,772	7,377
Common stocks trading, at market value (cost: 2004 – $5,651; 2003 – $125)	5,894	156
Preferred stocks, at market value (cost: 2004 – $2,017; 2003 – $1,743)	2,040	1,906
Mortgage loans on real estate, net of allowance (2004 – $65; 2003 – $68)	13,146	12,328
Policy loans	7,035	6,658
Collateral and guaranteed loans, net of allowance (2004 – $18; 2003 – $15)	3,303	3,926
Financial services assets:
Flight equipment primarily under operating leases, net of accumulated depreciation (2004 – $6,390; 2003 – $5,458)	32,130	29,870
Securities available for sale, at market value (cost: 2004 – $29,171; 2003 – $23,131)	31,225	24,938
Trading securities, at market value	2,746	3,538
Spot commodities	534	245
Unrealized gain on swaps, options and forward transactions	22,670	21,459
Trading assets	3,433	2,500
Securities purchased under agreements to resell, at contract value	26,272	20,845
Finance receivables, net of allowance (2004 – $571; 2003 – $562)	23,574	17,500
Securities lending collateral, at cost (approximates market value)	49,169	29,392
Other invested assets	23,559	18,418
Short-term investments, at cost (approximates market value)	16,102	8,908
Cash	2,009	922

Total investments, financial services assets and cash	640,290	520,140
Investment income due and accrued	5,556	4,593
Premiums and insurance balances receivable, net of allowance (2004 – $690; 2003 – $568)	15,622	13,829
Reinsurance assets	19,613	20,645
Deferred policy acquisition costs	29,817	25,994
Investments in partially owned companies	1,495	1,457
Real estate and other fixed assets, net of accumulated depreciation (2004 – $4,650; 2003 – $4,282)	6,192	5,966
Separate and variable accounts	57,741	60,536
Goodwill	8,556	7,619
Income taxes receivable – current	138	–
Other assets	16,125	14,823

Total assets	$801,145	$675,602

See Accompanying Notes to Consolidated Financial Statements.

FORM 10-K/A :  115

CONSOLIDATED BALANCE SHEET (continued)

December 31,	2004	2003
(in millions, except share data)	(Restated)	(Restated)

Liabilities:
Reserve for losses and loss expenses	$61,878	$51,871
Reserve for unearned premiums	23,400	21,235
Future policy benefits for life and accident and health insurance contracts	104,740	92,915
Policyholders’ contract deposits	216,474	171,828
Other policyholders’ funds	10,280	9,124
Reserve for commissions, expenses and taxes	4,629	4,645
Insurance balances payable	3,661	2,887
Funds held by companies under reinsurance treaties	3,404	3,043
Income taxes payable:
Current	–	281
Deferred	6,588	4,237
Financial services liabilities:
Borrowings under obligations of guaranteed investment agreements	18,919	15,337
Securities sold under agreements to repurchase, at contract value	23,581	17,893
Trading liabilities	2,503	6,353
Securities and spot commodities sold but not yet purchased, at market value	5,404	5,673
Unrealized loss on swaps, options and forward transactions	15,985	13,240
Trust deposits and deposits due to banks and other depositors	4,248	3,627
Commercial paper	6,724	4,715
Notes, bonds, loans and mortgages payable	61,296	51,525
Commercial paper	2,969	1,223
Notes, bonds, loans and mortgages payable	5,502	5,867
Liabilities connected to trust preferred stock	1,489	1,682
Separate and variable accounts	57,741	60,536
Minority interest	4,831	3,547
Securities lending payable	49,972	30,195
Other liabilities	25,055	22,701

Total liabilities	721,273	606,180

Preferred shareholders’ equity in subsidiary companies	199	192

Commitments and Contingent Liabilities (See Note 12)
Shareholders’ equity:
Common stock, $2.50 par value; 5,000,000,000 shares authorized; shares issued 2004 – 2,751,327,476; 2003 – 2,751,327,476	6,878	6,878
Additional paid-in capital	2,094	2,028
Retained earnings	63,468	54,384
Accumulated other comprehensive income	9,444	7,337
Treasury stock, at cost; 2004 – 154,904,286; 2003 – 142,880,430 shares of common stock (including 119,263,196 and 119,250,750 shares, respectively, held by subsidiaries)	(2,211)	(1,397)

Total shareholders’ equity	79,673	69,230

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$801,145	$675,602

See Accompanying Notes to Consolidated Financial Statements.

116 : FORM 10-K/A

American International Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF INCOME

Years Ended December 31,	2004	2003	2002
(in millions, except per share data)	(Restated)	(Restated)	(Restated)

Revenues:
Premiums and other considerations	$66,625	$54,802	$44,289
Net investment income	18,465	15,508	13,593
Realized capital gains (losses)	44	(442)	(1,653)
Other revenues	12,532	9,553	9,942

Total revenues	97,666	79,421	66,171

Benefits and expenses:
Incurred policy losses and benefits	58,360	46,034	40,005
Insurance acquisition and other operating expenses	24,461	21,480	18,358

Total benefits and expenses	82,821	67,514	58,363

Income before income taxes, minority interest and cumulative effect of accounting changes	14,845	11,907	7,808

Income taxes:
Current	2,593	2,741	1,808
Deferred	1,814	815	111

	4,407	3,556	1,919

Income before minority interest and cumulative effect of accounting changes	10,438	8,351	5,889

Minority interest	(455)	(252)	(160)

Income before cumulative effect of accounting changes	9,983	8,099	5,729

Cumulative effect of accounting changes, net of tax	(144)	9	–

Net income	$9,839	$8,108	$5,729

Earnings per common share:
Basic
Income before cumulative effect of accounting changes	$3.83	$3.10	$2.20
Cumulative effect of accounting changes, net of tax	(0.06)	–	–
Net income	3.77	3.10	2.20

Diluted
Income before cumulative effect of accounting changes	$3.79	$3.07	$2.17
Cumulative effect of accounting changes, net of tax	(0.06)	–	–
Net income	3.73	3.07	2.17

Average shares outstanding:
Basic	2,606	2,610	2,612
Diluted	2,637	2,637	2,643

See Accompanying Notes to Consolidated Financial Statements.

FORM 10-K/A :  117

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

Years Ended December 31,	2004	2003	2002
(in millions, except per share data)	(Restated)	(Restated)	(Restated)

Common stock:
Balance at beginning of year	$6,878	$6,878	$6,876
Issued under stock plans	–	–	2

Balance at end of year	6,878	6,878	6,878

Additional paid-in capital:
Balance at beginning of year	2,028	1,783	2,004
Excess of cost over proceeds of common stock issued under stock plans	(105)	(76)	(94)
Adjustment in connection with AGC acquisition	–	–	5
Other	171	321	(132)

Balance at end of year	2,094	2,028	1,783

Retained earnings:
Balance at beginning of year	54,384	46,908	41,659
Net income	9,839	8,108	5,729
Dividends to common shareholders ($.29, $.24 and $.18 per share, respectively)	(755)	(632)	(480)

Balance at end of year	63,468	54,384	46,908

Accumulated other comprehensive income (loss):
Balance at beginning of year	7,337	4,077	231
Unrealized appreciation of investments – net of reclassification adjustments	1,868	4,159	5,938
Deferred income tax expense on changes	(612)	(1,237)	(1,879)
Foreign currency translation adjustments	993	347	(75)
Applicable income tax (expense) benefit on above changes	(170)	4	(51)
Net derivative gains (losses) arising from cash flow hedging activities	83	75	(104)
Deferred income tax (expense) benefit on above changes	(33)	(22)	58
Retirement plan liabilities adjustment, net of tax	(22)	(66)	(41)

Other comprehensive income	2,107	3,260	3,846

Balance at end of year	9,444	7,337	4,077

Treasury stock, at cost:
Balance at beginning of year	(1,397)	(1,343)	(888)
Cost of shares acquired during year	(1,083)	(207)	(734)
Issued under stock plans	263	151	260
Other	6	2	19

Balance at end of year	(2,211)	(1,397)	(1,343)

Total shareholders’ equity at end of year	$79,673	$69,230	$58,303

See Accompanying Notes to Consolidated Financial Statements.

118 : FORM 10-K/A

American International Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF CASH FLOWS

Years Ended December 31,	2004	2003	2002
(in millions)	(Restated)	(Restated)	(Restated)

Summary:
Net cash provided by operating activities	$30,716	$33,241	$20,185
Net cash used in investing activities	(97,115)	(66,904)	(61,744)
Net cash provided by financing activities	66,494	33,070	42,092
Change in cumulative translation adjustments	992	350	(66)

Change in cash	1,087	(243)	467
Cash at beginning of year	922	1,165	698

Cash at end of year	$2,009	$922	$1,165

Cash flows from operating activities:
Net income	$9,839	$8,108	$5,729

Adjustments to reconcile net income to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in income:
Change in:
General and life insurance reserves	26,937	22,456	15,625
Premiums and insurance balances receivable and payable – net	(1,020)	(2,236)	(1,495)
Reinsurance assets	1,032	2,137	(2,197)
Deferred policy acquisition costs	(4,042)	(3,778)	(3,763)
Investment income due and accrued	(916)	(388)	(476)
Funds held under reinsurance treaties	361	832	629
Other policyholders’ funds	1,156	687	9
Current and deferred income taxes – net	1,396	2,179	496
Reserve for commissions, expenses and taxes	(16)	1,005	62
Other assets and liabilities – net	1,113	579	3,464
Bonds and common stocks trading, at market value	(3,582)	544	(108)
Trading assets and liabilities – net	(4,783)	4,592	687
Trading securities, at market value	792	764	1,507
Spot commodities	(289)	240	(133)
Net unrealized (gain) loss on swaps, options and forward transactions	1,534	(4,500)	(2,631)
Securities purchased under agreements to resell	(5,427)	(3,010)	(2,480)
Securities sold under agreements to repurchase	5,688	7,542	(1,127)
Securities and spot commodities sold but not yet purchased, at market value	(269)	(6,306)	3,646
Realized capital (gains) losses	(44)	442	1,653
Equity in income of partially owned companies and other invested assets	(1,279)	(707)	(202)
Amortization of premium and discount on securities	324	60	(198)
Depreciation expenses, principally flight equipment	2,035	1,861	1,686
Provision for finance receivable losses	389	429	402
Other – net	(213)	(291)	(600)

Total adjustments	20,877	25,133	14,456

Net cash provided by operating activities	$30,716	$33,241	$20,185

See Accompanying Notes to Consolidated Financial Statements.
(continued)

FORM 10-K/A :  119

CONSOLIDATED STATEMENT OF CASH FLOWS (continued)

Years Ended December 31,	2004	2003	2002
(in millions)	(Restated)	(Restated)	(Restated)

Cash flows from investing activities:
Cost of bonds, at market sold	$91,714	$90,430	$98,618
Cost of bonds, at market matured or redeemed	13,958	15,966	13,666
Cost of equity securities sold	11,711	10,012	6,492
Realized capital gains (losses)	44	(442)	(1,653)
Purchases of fixed maturities	(158,023)	(153,742)	(148,257)
Purchases of equity securities	(13,674)	(10,473)	(5,954)
Acquisitions, net of cash acquired	–	(2,091)	–
Mortgage, policy and collateral loans granted	(2,128)	(3,016)	(4,042)
Repayments of mortgage, policy and collateral loans	1,731	2,043	2,011
Sales of securities available for sale	4,291	8,376	4,382
Maturities of securities available for sale	5,802	4,690	3,882
Purchases of securities available for sale	(16,133)	(12,010)	(8,747)
Sales of flight equipment	1,329	1,212	184
Purchases of flight equipment	(4,860)	(5,460)	(5,248)
Change in securities lending collateral	(19,777)	(6,048)	(13,120)
Net additions to real estate and other fixed assets	(950)	(1,131)	(924)
Sales or distributions of other invested assets	8,453	8,730	12,261
Investments in other invested assets	(11,599)	(10,483)	(12,580)
Change in short-term investments	(2,542)	(1,563)	16
Investments in partially owned companies	1	255	(479)
Finance receivable originations and purchases	(21,636)	(14,690)	(10,066)
Finance receivable principal payments received	15,173	12,531	7,814

Net cash used in investing activities	$(97,115)	$(66,904)	$(61,744)

Cash flows from financing activities:
Receipts from policyholders’ contract deposits	$55,919	$38,867	$42,210
Withdrawals from policyholders’ contract deposits	(24,497)	(18,422)	(19,589)
Change in trust deposits and deposits due to banks and other depositors	648	641	785
Change in commercial paper	3,755	(3,174)	(2,421)
Proceeds from notes, bonds, loans and mortgages payable	31,918	23,665	22,104
Repayments on notes, bonds, loans and mortgages payable	(22,565)	(14,408)	(11,515)
Liquidation of zero coupon notes payable	(189)	–	–
Proceeds from guaranteed investment agreements	10,814	6,387	7,167
Maturities of guaranteed investment agreements	(7,232)	(5,900)	(8,709)
Change in securities lending payable	19,777	6,501	13,121
Redemption of subsidiary company preferred stock	(200)	(371)	(50)
Proceeds from common stock issued	158	74	168
Cash dividends to shareholders	(730)	(584)	(467)
Acquisition of treasury stock	(1,083)	(207)	(734)
Other – net	1	1	22

Net cash provided by financing activities	$66,494	$33,070	$42,092

Supplementary information:
Taxes paid	$3,060	$2,454	$1,203

Interest paid	$4,314	$4,128	$3,590

See Accompanying Notes to Consolidated Financial Statements.

120 : FORM 10-K/A

American International Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

Years Ended December 31,	2004	2003	2002
(in millions)	(Restated)	(Restated)	(Restated)

Comprehensive income (loss):
Net income	$9,839	$8,108	$5,729

Other comprehensive income (loss):
Unrealized appreciation of investments – net of reclassification adjustments	1,868	4,159	5,938
Deferred income tax expense on above changes	(612)	(1,237)	(1,879)
Foreign currency translation adjustments	993	347	(75)
Applicable income tax (expense) benefit on above changes	(170)	4	(51)
Net derivative gains (losses) arising from cash flow hedging activities	83	75	(104)
Deferred income tax (expense) benefit on above changes	(33)	(22)	58
Retirement plan liabilities adjustment, net of tax	(22)	(66)	(41)

Other comprehensive income (loss)	2,107	3,260	3,846

Comprehensive income (loss)	$11,946	$11,368	$9,575

See Accompanying Notes to Consolidated Financial Statements.

FORM 10-K/A :  121

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(b) Basis of Presentation: The accompanying financial statements have been prepared on the basis of U.S. generally accepted accounting principles (GAAP). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The accompanying financial statements give effect to the Restatements and adjustments for changes in estimates described in Notes 1(cc) and 2.

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

122 : FORM 10-K/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

     Value of Business Acquired (VOBA) is determined at time of acquisition. This value is based on present value of future pre-tax profits discounted at current yields applicable at time of purchase. For products accounted under FAS 60, the VOBA is amortized over the life of the business similar to that for Deferred Acquisition Costs based on the assumptions at purchase. For FAS 97 products, the VOBA is amortized in relation to the estimated gross profits to date for each period. No impairments have occurred for acquired business as of December 31, 2004.

     The liabilities for future policy benefits and policyholders’ contract deposits are established using assumptions described in Note 6 herein.

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

FORM 10-K/A :  123

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

     In general, a security is considered a candidate for impairment if it meets any of the following criteria:

•	Trading at a significant (25 percent or more) discount to par, amortized cost (if lower) or cost for an extended period of time (nine months or longer);

•	The occurrence of a discrete credit event resulting in (i) the issuer defaulting on a material outstanding obligation; or (ii) the issuer seeking protection from creditors under the bankruptcy laws or any similar laws intended for the court supervised reorganization of insolvent enterprises; or (iii) the issuer proposing a voluntary reorganization pursuant to which creditors are asked to exchange their claims for cash or securities having a fair value substantially lower than par value of their claims; or

•	In the opinion of AIG’s management, it is probable that AIG may not realize a full recovery on its investment, irrespective of the occurrence of one of the foregoing events.

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

124 : FORM 10-K/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

(h) Financial Services – Spot Commodities: Spot commodities are carried at lower of cost or market value and are recorded on a trade-date basis. The exposure to market risk may be reduced through the use of forwards, futures and option contracts. Lower of cost or market value reductions in physical commodity positions and unrealized gains and losses in related derivatives are reflected in income currently.

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

FORM 10-K/A :  125

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

(q) Investments in Partially Owned Companies: Generally, the equity method of accounting is used for AIG’s investment in companies in which AIG’s ownership interest approximates

126 : FORM 10-K/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

1. Summary of Significant Accounting Policies (continued)

20 percent but is not greater than 50 percent (minority owned companies). At December 31, 2004, AIG’s significant investments in partially owned companies included its 24.3 percent interest in IPC Holdings, Ltd., its 23.4 percent interest in Allied World Assurance Holdings, Ltd. and its 24.5 percent interest in The Fuji Fire and Marine Insurance Co., Ltd. This balance sheet caption also includes investments in less significant partially owned companies and in certain minor majority owned subsidiaries. The amounts of dividends received from unconsolidated entities owned less than 50 percent were $22 million, $13 million and $13 million in 2004, 2003 and 2002, respectively. The undistributed earnings of unconsolidated entities owned less than 50 percent was $445 million, $320 million and $191 million as of December 31, 2004, 2003 and 2002, respectively.

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

(t) Financial Services – Securities and Spot Commodities Sold but not yet Purchased, at market value: Securities and spot commodities sold but not yet purchased represent sales of securities and spot commodities not owned at the time of sale. The obligations arising from such transactions are recorded on a trade-date basis and carried at market values.

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

FORM 10-K/A :  127

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. Summary of Significant Accounting Policies (continued)

The computation of earnings per share for December 31, 2004, 2003 and 2002 was as follows:

Years Ended December 31,	2004	2003	2002
(in millions, except per share data)	(Restated)	(Restated)	(Restated)

Numerator for basic earnings per share:
Income before cumulative effect of accounting changes	$9,983	$8,099	$5,729
Cumulative effect of accounting changes, net of tax	(144)	9	–

Net income applicable to common stock	$9,839	$8,108	$5,729

Denominator for basic earnings per share:
Average shares outstanding used in the computation of per share earnings:
Common stock issued	2,752	2,752	2,752
Common stock in treasury	(146)	(142)	(140)

Average shares outstanding – basic	2,606	2,610	2,612

Numerator for diluted earnings per share:
Income before cumulative effect of accounting changes	$9,983	$8,099	$5,729
Cumulative effect of accounting changes, net of tax	(144)	9	–

Net income applicable to common stock	9,839	8,108	5,729

Interest on contingently convertible bonds, net of tax(a)	11	11	10

Adjusted net income applicable to common stock(a)	$9,850	$8,119	$5,739

Denominator for diluted earnings per share:
Average shares outstanding	2,606	2,610	2,612
Incremental shares from potential common stock:
Average number of shares arising from outstanding employee stock plans (treasury stock method)(b)	22	18	22
Contingently convertible bonds(a)	9	9	9

Adjusted average shares outstanding – diluted(a)	2,637	2,637	2,643

Earnings per share:
Basic:
Income before cumulative effect of accounting changes	$3.83	$3.10	$2.20
Cumulative effect of accounting changes, net of tax	(0.06)	–	–

Net income	$3.77	$3.10	$2.20

Diluted:
Income before cumulative effect of accounting changes	$3.79	$3.07	$2.17
Cumulative effect of accounting changes, net of tax	(0.06)	–	–

Net income	$3.73	$3.07	$2.17

(a)	Assumes conversion of contingently convertible bonds due to the adoption of EITF Issue No. 04-8 “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share.”

(b)	Certain shares arising from employee stock plans were not included in the computation of diluted earnings per share where the exercise price of the options exceeded the average market price and would have been antidilutive. The number of shares excluded were 7 million, 26 million and 9 million for 2004, 2003 and 2002, respectively.

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

     For derivatives designated as hedges, on the date the derivative contract is entered into, AIG designates the derivative as: (i) a hedge of the subsequent changes in the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value” hedge); (ii) a hedge of a forecasted transaction, or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge); or (iii) a hedge of a net investment in a foreign operation. Fair value and cash flow hedges may involve foreign currencies (“foreign currency hedges”). The gain or loss in the fair value of a derivative that is appropriately and contemporaneously documented, designated and is highly effective as a fair value hedge is recorded in current period earnings, along with the loss or gain on the hedged item attributable to the hedged risk. The

128 : FORM 10-K/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

1. Summary of Significant Accounting Policies (continued)

gain or loss in the fair value of a derivative that is appropriately and contemporaneously documented, designated and is highly effective as a cash flow hedge is recorded in other comprehensive income, until earnings are affected by the variability of cash flows. The portion of the gain or loss in the fair value of a derivative in a cash flow hedge that represents hedge ineffectiveness is recognized immediately in current period earnings. The gain or loss in the fair value of a derivative that is appropriately and contemporaneously documented, designated and is highly effective as a hedge of a net investment in a foreign operation is recorded in the foreign currency translation adjustments account within other comprehensive income. Changes in the fair value of derivatives used for other than hedging activities are reported in current period earnings (principally in realized capital gains and losses for AIG’s insurance operations).

     AIG assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items.

     In addition to hedging activities, AIG also uses derivative instruments with respect to investment operations, which include, among other things, credit default swaps, and purchasing investments with embedded derivatives, such as equity linked notes and convertible bonds. All changes in the market value of these derivatives are recorded in earnings. AIG bifurcates an embedded derivative where: (i) the economic characteristics of the embedded instruments are not clearly and closely related to those of the remaining components of the financial instrument; (ii) the contract that embodies both the embedded derivative instrument and the host contract is not remeasured at fair value; and (iii) a separate instrument with the same terms as the embedded instrument meets the definition of a derivative under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” See also Note 20 herein.

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

FORM 10-K/A :  129

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

     In connection with the preparation of AIG’s consolidated financial statements included in AIG’s 2004 Annual Report on Form 10-K, AIG’s management initiated an internal review of its books and records. AIG’s internal review, described more fully in Note 2 below, was complemented by investigations by outside counsel for AIG and for the Audit Committee of the Board of Directors. PricewaterhouseCoopers LLP, an independent registered public accounting firm (PwC or independent auditors), was consulted on the scope of the internal review for certain matters and reviewed the results of the internal review.

     As a result of the findings of the internal review, together with the results of investigations conducted by outside counsel at the request of AIG’s Audit Committee and in consultation with PwC, AIG has concluded that the accounting for certain transactions and certain relationships needs to be restated or adjusted. See Note 2 herein – “Restatements of Previously Issued Financial Statements”.

     In connection with the internal review previously described, AIG has made extensive evaluation of information used in the preparation of certain estimates made in completing the financial statements for the year ended December 31, 2004. These estimates were reflected in the previously released unaudited results of operations disclosed in AIG’s press release furnished in its Current Report on Form 8-K dated February 9, 2005. Management believes that the additional information now available provides additional evidence about conditions that existed at the balance sheet date that have come to management’s attention prior to the release of the Company’s audited financial statements for the year ended December 31, 2004. Accordingly, certain fourth quarter 2004 estimates were revised to reflect the financial statement effect of the additional information upon management’s estimates.

130 : FORM 10-K/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

2.	Restatements of Previously Issued Financial Statements

In connection with preparation of AIG’s consolidated financial statements included in the 2004 Annual Report on Form 10-K, AIG’s current management initiated an internal review of AIG’s books and records, which was substantially expanded in mid-March. As a result of the internal review, AIG concluded that the accounting for certain transactions and certain relationships needed to be restated or adjusted. AIG restated the accounting for certain transactions and certain relationships for the years ended December 31, 2003, 2002, 2001 and 2000, the quarters ended March 31, June 30 and September 30, 2004 and 2003 and the quarter ended December 31, 2003 (the First Restatement).

     As announced on November 9, 2005, AIG identified certain errors, the preponderance of which were identified during the remediation of the material weaknesses in internal controls over financial reporting referred to above, principally relating to internal controls surrounding accounting for derivatives and related assets and liabilities under FAS 133, reconciliation of certain balance sheet accounts and income tax accounting. AIG also announced it was correcting errors that were identified since the First Restatement, including those relating to the accounting for certain payments received from aircraft and engine manufacturers by ILFC, which were originally corrected in AIG’s June 2005 Form 10-Q. The adjustments to correct the foregoing errors are referred to as the Initial Adjustments.

     In connection with the remediation of material weaknesses in internal controls over financial reporting, AIG identified certain errors, principally relating to internal controls over reconciliation of certain balance sheet accounts in DBG. As a result, AIG is including further adjustments (the Additional Adjustments) in its restatement of the consolidated financial statements and financial statement schedules for the years ended December 31, 2004, 2003 and 2002, along with 2001 and 2000 for purposes of the preparation of the Selected Consolidated Financial Data for 2001 and 2000, and quarterly financial information for 2004 and 2003 and will restate the first three quarters of 2005. The Initial Adjustments and the Additional Adjustments are referred to herein as the Second Restatement. AIG’s September 2005 Form 10-Q will not be amended because the Additional Adjustments to the financial statements included therein were not material to those financial statements.

     The following provides a description of the internal review process, details of the accounting adjustments included in the Restatements of AIG’s consolidated financial statements and the effect of such adjustments on AIG’s consolidated balance sheet at December 31, 2004 and its Consolidated Statement of Income and Consolidated Statement of Cash Flows for the years ended December 31, 2004, 2003 and 2002.

(a) First Restatement

     Internal Review. The internal review, conducted under the direction of current senior management with the oversight of the Audit Committee of the Board of Directors, spanned AIG’s major business units globally, and included a review of information and a number of transactions from 2000 to 2004. In certain cases, items in periods prior to 2000 were examined due to the nature of the transactions under review. The business units subject to review were Domestic General Insurance, Foreign General Insurance, Reinsurance, Financial Services, Domestic and Foreign Life Insurance & Retirement Services and Asset Management. The internal review encompassed AIG’s books and records, thousands of files and e-mails and interviews with current and former employees and members of management. Management believes that the scope and pro-

FORM 10-K/A :  131

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Restatements of Previously Issued Financial Statements (continued)

cess of its internal review was sufficient to identify issues of a material nature that could affect AIG’s financial statements.

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

     First Restatement. AIG restated its Consolidated Balance Sheet at December 31, 2003 and its Consolidated Statement of Income and Consolidated Statement of Cash Flows for the years ended December 31, 2003 and 2002 as well as the quarters ended March 31, June 30 and September 30, 2004 and 2003 and the quarter ended December 31, 2003 included herein. AIG’s previously issued financial statements for these periods should no longer be relied upon. See below for a reconciliation of certain previously reported amounts to the restated amounts.

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

In addition, as a result of certain facts and circumstances related to the formation of Union Excess, as well as certain relationships with Starr International Company, Inc. (SICO), Union Excess is now included in AIG’s consolidated financial statements. The facts and circumstances surrounding SICO’s involvement with Union Excess were not properly reflected in AIG’s books and records, were not known to all relevant AIG financial reporting personnel and, AIG now believes, were not known to AIG’s independent auditors. For example, a significant portion of the ownership interests of Union Excess shareholders are protected against loss under financial arrangements with SICO. Additionally, from its formation in 1991, Union Excess has

132 : FORM 10-K/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

2. Restatements of Previously Issued Financial Statements (continued)

reinsured risks emanating primarily or solely from AIG subsidiaries, both directly and indirectly. Further, it appears that the employees responsible for the reinsurance related to Union Excess managed that relationship to prevent signifi-
cant losses or gains to Union Excess so that substantially all of the risks and rewards of the underlying reinsurance inured to AIG. This relationship allowed AIG to absorb substantially all the economic returns, which in turn caused Union Excess to be deemed a variable interest entity (VIE). The effect of the First Restatement relating to Union Excess on certain of AIG’s consolidated statement of income and balance sheet accounts is as follows:

Increase (Decrease) For Years Ended and at December 31,

(in millions)		2003	2002

Consolidated Statement of Income:
	Premiums and other considerations	$439	$673
	Net investment income	304	233
	Realized capital gains (losses)	(17)	105
	Incurred policy losses and benefits	433	683
	Insurance acquisition and other operating expenses	48	52
	Net income	160	180

Consolidated Balance Sheet:
	Premiums and insurance balances receivable, net of allowance	1,923
	Reinsurance assets	(5,815)
	Other assets	2,549
	Total shareholders’ equity	(873)

–	Gen Re: In December 2000 and March 2001, an AIG subsidiary entered into an assumed reinsurance transaction with a subsidiary of General Re Corporation (Gen Re) involving two tranches of $250 million each. In connection with each tranche, consolidated net premiums written and consolidated incurred policy losses and benefits increased by $250 million in the fourth quarter of 2000 (with respect to the first tranche) and the first quarter of 2001 (with respect to the second tranche). The first tranche of the transaction was commuted in November 2004, reducing premiums and reserves for losses and loss expenses by approximately $250 million in the fourth quarter 2004. AIG has concluded that the transaction was done to accomplish a desired accounting result and did not entail sufficient qualifying risk transfer. As a result, AIG has determined that the transaction should not have been recorded as insurance. AIG’s restated financial statements recharacterize the transaction as a deposit rather than as insurance. Such recharacterization had virtually no effect on net income or consolidated shareholders’ equity but had the following effect on AIG’s consolidated balance sheet accounts:

Increase (Decrease) For Years Ended and at December 31,

(in millions)		2003	2002

Consolidated Balance Sheet:
	Reserve for losses and loss expenses	(500)
	Other liabilities	500

–	Other Risk Transfer: AIG has concluded that Richmond Insurance Company, Ltd., a Bermuda-based reinsurance holding company (Richmond) in which AIG held a 19.9 percent ownership interest through December 31, 2004, should be treated as a consolidated entity in AIG’s financial statements due to AIG’s ability to exert control over that entity. Such determination was based, in part, on arrangements and documents, including put agreements requiring an AIG subsidiary to purchase the Richmond shares, that appear not to have been previously disclosed to appropriate AIG financial personnel or AIG’s independent auditors. Although as of December 31, 2004 AIG owned only a minority ownership interest in Richmond, a review of the operations of Richmond and its subsidiaries has shown significant previously undisclosed evidence of AIG control causing Richmond to be deemed a VIE. The consolidation of Richmond had virtually no effect on net income or consolidated shareholders’ equity. On June 30, 2005 AIG acquired an additional 49.9 percent of Richmond and in October 2005 AIG acquired the remaining 30.2 percent of Richmond.

As a result of its internal review of AIG Re, AIG Risk Finance and AIG Risk Management and certain transactions, AIG determined that adjustments were required because certain transactions lacked sufficient risk transfer to qualify for insurance accounting under GAAP.

The effect of the First Restatement for Richmond, AIG Re, AIG Risk Finance, AIG Risk Management and certain other

FORM 10-K/A :  133

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Restatements of Previously Issued Financial Statements (continued)

transactions on certain of AIG’s consolidated statement of income and balance sheet accounts is as follows:

Increase (Decrease) For Years Ended and at December 31,

(in millions)	2003	2002

Consolidated Statement of Income:
Premiums and other considerations	$33	$(856)
Incurred policy losses and benefits	53	(862)
Insurance acquisition and other operating expenses	(62)	(35)
Net income	–	22

Consolidated Balance Sheet:
Premiums and insurance balances receivable, net of allowance	(389)
Reinsurance assets	(1,185)
Other assets	1,126
Reserve for losses and loss expenses	(1,609)
Reserve for unearned premiums	112
Funds held by companies under reinsurance treaties	(1,019)
Other liabilities	2,114
Total shareholders’ equity	(51)

•	Loss Reserves: Estimation of ultimate net losses and loss expenses is a complex process requiring the use of assumptions which may be highly uncertain at the time of estimation. As a result of its internal review, AIG has determined that the IBNR included in the General Insurance reserve for losses and loss expenses was adjusted on a regular basis without appropriate support for the changes requested to be made. Although AIG does not believe that any change materially affected the integrity of AIG’s loss reserve position because in each instance IBNR as adjusted was determined to be within an appropriate tolerance of the applicable actuarial point estimate, AIG has determined that the unsupported decreases in reserves generated independently from the actuarial process constituted errors which should be corrected and has restated the amounts of carried reserves accordingly. As a result, the fourth quarter 2002 charge relating to the increase in the General Insurance reserve for losses and loss expenses, previously reported as $2.8 billion, has been restated to $2.1 billion to reduce the original charge by the cumulative effect of the correction of the unsupported adjustments to reserves through that date (approximately $700 million). Therefore, the charge to pretax earnings is approximately $700 million less than previously reported, reflecting the removal of the unsupported adjustments to reserves in periods prior to and including the fourth quarter of 2002. The effect of the First Restatement of the loss reserves on certain of AIG’s consolidated statement of income and balance sheet accounts is set forth as follows:

Increase (Decrease) For Years Ended and at December 31,

(in millions)	2003	2002

Consolidated Statement of Income:
Incurred policy losses and benefits	$342	$(351)
Net income	(222)	228

Consolidated Balance Sheet:
Reserve for losses and loss expenses	578
Total shareholders’ equity	(375)

•	Net Investment Income. As a result of the internal review, AIG determined that the accounting for certain transactions had the effect of improperly converting capital gains into net investment income and was not consistent with GAAP. The most significant of these transactions are:

–	Covered Calls: From 2001 through 2003, certain AIG subsidiaries entered into a series of transactions with third parties whereby these subsidiaries sold in-the-money calls, principally on municipal bonds in their investment portfolios that had unrealized appreciation associated with them. Upon exercise of a call, the related bonds were delivered to the purchaser of the call and subsequently reacquired by the subsidiaries pursuant to contingent forward agreements which permitted the AIG subsidiaries to repurchase the bonds at the prevailing market value. In connection with selling the calls, the AIG subsidiaries also entered into interest rate swaps to protect them against the effects of changes in value of the applicable bonds as a result of movements in interest rates during the transaction period. These transactions were accounted for as sales and subsequent purchases and appear to have been initiated to increase net investment income. AIG has determined that, because AIG was able to cause the bonds to be returned from the third parties even after the third parties exercised the call options, AIG did not cede control over the bonds and therefore the transactions should not have been accounted for as sales and subsequent purchases but rather as financings. The adjustments required to correct this error reduce previously reported amounts of net investment income and correspondingly increase realized capital gains from these transactions over the three-year period. The First Restatement had no net effect on consolidated shareholders’ equity for any period

134 : FORM 10-K/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

2. Restatements of Previously Issued Financial Statements (continued)

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

The AIG subsidiaries, as the holders of the residual interest inverse floating rate certificates, had the right to unilaterally liquidate the trust and cause the municipal bonds to be returned to AIG on short notice. Accordingly, the AIG subsidiaries did not cede control over the bonds. As a result, AIG now believes that the conclusion not to consolidate was an error in the application of GAAP. Therefore, AIG has now consolidated the trusts into its balance sheets. Because the program was discontinued in early 2003 there was no effect on the consolidated balance sheet at December 31, 2003. The consolidations had no effect on consolidated shareholders’ equity but had the following effects on

FORM 10-K/A :  135

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Restatements of Previously Issued Financial Statements (continued)

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

Beginning in the first quarter of 2004, a process was implemented to identify only certain equity-related gains in Southeast Asia and a limited amount of fixed income and equity gains in Japan and to segregate and treat such realized capital gains separately for segment reporting purposes only. The new process and limits were applied retroactively for 2003, 2002, 2001 and 2000 as part of the First Restatement.

The First Restatement reverses all such unsupported “top level” and other directed entries, including the Foreign Life Insurance Net Investment Income Reclassification, with the

136 : FORM 10-K/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

2. Restatements of Previously Issued Financial Statements (continued)

following effect on certain of AIG’s consolidated statement of income and balance sheet accounts:

Increase (Decrease) For Years Ended and at December 31,

(in millions)	2003	2002

Consolidated Statement of Income:
Premiums and other considerations	$250	$(199)
Net investment income	(783)	(733)
Realized capital gains (losses)	559	374
Other revenues	89	92
Incurred policy losses and benefits	195	(337)
Insurance acquisition and other operating expenses	(115)	47
Net income	26	(112)

Consolidated Balance Sheet:
Premiums and insurance balances receivable, net of allowance	(265)
Reserve for losses and loss expenses	(30)
Other liabilities	231
Total shareholders’ equity	(401)

•	Conversion of Underwriting Losses to Capital Losses. This category includes transactions and entries that had the principal effect of improperly recharacterizing underwriting losses as capital losses. This category also includes insurance and reinsurance transactions where AIG’s accounting resulted in errors relating to the timing and classification of income recognition as well as errors relating to the timing of premium recognition. The most significant transactions in this category are the following:

–	Capco: AIG has determined that a series of transactions with Capco Reinsurance Company, Ltd. (Capco), a Barbados-domiciled reinsurer, involved an improper structure created to recharacterize underwriting losses relating to auto warranty business as capital losses. That structure, which appears to have not been properly disclosed to appropriate AIG personnel or its independent auditors, consisted primarily of arrangements between subsidiaries of AIG and Capco that require Capco to be treated as a consolidated entity in AIG’s financial statements. The result of such consolidation is to reverse capital losses for the years 2000 through 2003 and recognize a corresponding amount of underwriting losses in 2000.

–	The Robert Plan: AIG has restated the accounting for surplus notes purchased as part of a litigation settlement in 2002 with The Robert Plan Corporation (The Robert Plan). Pursuant to the settlement agreement, the surplus notes were to be repaid through profits received from a managing general agency relationship with The Robert Plan. When AIG deemed that repayment under the surplus notes was unlikely, AIG recorded the impairment charge as realized capital losses rather than underwriting losses. AIG now believes that this accounting treatment was an error and has restated the impairment charges as underwriting losses.

–	AIRCO Reinsurance: In each of 1999 and 2000, AIRCO entered into stop loss reinsurance agreements with Union Excess relating to accident and health business of Nan Shan. Concurrently with each reinsurance agreement, AIRCO entered into a swap agreement with Union Excess, under which the payments were linked to payments under the reinsurance agreement. The transaction had the effect of converting incurred policy losses into capital losses. AIG has determined that its prior accounting was a misapplication of GAAP and has reversed both the cessions under the reinsurance agreement and the corresponding swaps.

The effect of the First Restatement on certain of AIG’s consolidated statement of income and balance sheet accounts is as follows:

Increase (Decrease) For Years Ended and at December 31,

(in millions)	2003	2002

Consolidated Statement of Income:
Premiums and other considerations	$–	$(43)
Realized capital gains (losses)	19	48
Incurred policy losses and benefits	–	130
Insurance acquisition and other operating expenses	(2)	1
Net income	20	(65)

Consolidated Balance Sheet:
Collateral and guaranteed loans, net of allowance	(55)
Short-term investments, at cost	–
Other assets	(7)
Total shareholders’ equity	(109)

•	Asset Realization. As a result of the internal review, AIG concluded that adjustments should be made to the value of certain assets included in its consolidated balance sheet. The most significant of these items are:

–	Domestic Brokerage Group (DBG) Issues: A review of allowances for doubtful accounts and other accruals recorded by certain DBG member companies has led AIG to conclude that the allowances related to certain premiums receivable, reinsurance recoverables and other assets were not properly analyzed in prior periods and that appropriate allowances were not properly recorded in AIG’s consolidated financial statements. Certain relevant information was known by certain members of senior management but, AIG now understands, not previously disclosed to the independent auditors. In addition, various accounts were not properly reconciled. AIG’s restated financial statements reflect the recording of

FORM 10-K/A :  137

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Restatements of Previously Issued Financial Statements (continued)

appropriate amounts for these reserves and allowances for doubtful accounts for the appropriate time period, resulting in an after-tax reduction in consolidated shareholders’ equity at December 31, 1999 of $514 million. Because all of the reporting periods affected by these adjustments were prior to 2000, the First Restatement results in decreases in insurance acquisition and other operating expenses for the periods presented. The effect of the First Restatement resulting from DBG issues on certain of AIG’s consolidated statement of income and balance sheet accounts is as follows:

Increase (Decrease) For Years Ended and at December 31,

(in millions)	2003	2002

Consolidated Statement of Income:
Insurance acquisition and other operating expenses	$(224)	$(23)
Net income	146	15

Consolidated Balance Sheet:
Premiums and insurance balances receivable, net of allowance	(918)
Reserve for losses and loss expenses	(509)
Reserve for unearned premiums	(81)
Total shareholders’ equity	(324)

–	Other Than Temporary Declines: AIG’s investment accounting policies require that an investment that has been identified as impaired should be written down in the period in which such impairment is determined, and recorded as a realized capital loss. AIG has determined that realized capital losses with respect to certain impaired investments were not recorded in the appropriate periods, and the restatement will thus affect the timing of previously reported realized capital losses. The First Restatement resulting from other than temporary declines had only a minor effect on consolidated shareholders’ equity but affected certain of AIG’s consolidated statement of income accounts as follows:

Increase (Decrease) For Years Ended and at December 31,

(in millions)	2003	2002

Consolidated Statement of Income:
Realized capital gains (losses)	$463	$307
Net income	301	200

•	Other GAAP Corrections. As part of its internal review, AIG has considered the application of certain accounting principles to specific businesses and transactions, and has determined that certain misapplications of GAAP are errors that require restatement of its financial statements. These adjustments include the following:

–	Accounting for Derivatives (FAS 133 Hedge Accounting): AIG and its subsidiaries, including AIGFP, engage in hedging activities for their own accounts, which AIG believes have been and remain economically effective. AIG and its subsidiaries enter into derivative contracts principally to hedge interest rate risk and foreign currency risk associated with their assets, liabilities and forecasted cash flows. Such derivative transactions include interest rate swaps, cross currency swaps and forwards, which are generally executed through AIGFP. Statement of Financial Accounting Standards No. 133 — “Accounting for Derivative Instruments and Hedging Activities” (FAS 133) requires that third-party derivatives used for hedging must be specifically matched with the underlying exposures to an outside third party and documented contemporaneously to qualify for hedge accounting treatment. The internal review determined that in many cases AIG did not meet these hedging requirements with respect to certain hedging transactions. See Note 20 herein.

AIG has historically reported the changes in the fair value of certain derivatives used for hedging activities through other comprehensive income in consolidated shareholders’ equity or in net income with a corresponding adjustment to the hedged item, depending on the nature of the hedging relationship. In order to comply with FAS 133, the restated consolidated financial statements include the changes in fair value for certain derivatives, previously recorded through other comprehensive income, in current period income and reverse the previous adjustments on certain assets and liabilities recorded in income in connection with hedge accounting. Because these activities did not qualify for hedge accounting, Statement of Financial Accounting Standards No. 115 — “Accounting for Certain Investments in Debt and Equity Securities” requires AIG to recognize the corresponding changes in fair value, including foreign exchange gains and losses resulting from exchange rate fluctuations, relating to available-for-sale investments through accumulated other comprehensive income. The First Restatement adjustments with respect to FAS 133 do not result in any changes in AIG’s liquidity or its overall financial condition even though inter-period volatility of earnings increases.

138 : FORM 10-K/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

2. Restatements of Previously Issued Financial Statements (continued)

In addition to its remediation efforts, AIG is assessing the cost and benefits of modifying its hedging activities to obtain hedge accounting under the requirements of FAS 133. The First Restatement to reflect appropriate GAAP accounting for these derivatives, which also included reclassifications between the accounts securities available for sale, at market value and securities purchased under agreements to resell, at contract value, had the following effects on certain of AIG’s consolidated statement of income and balance sheet accounts:

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

The First Restatement had the following effects on AIG’s consolidated net income and shareholders’ equity:

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

The First Restatement had the following effects on certain of AIG’s consolidated statement of income and balance sheet accounts:

Increase (Decrease) For Years Ended and at December 31,

(in millions)	2003	2002

Consolidated Statement of Income:
Realized capital gains (losses)	$(193)	$(52)
Net income	(193)	(53)

Consolidated Balance Sheet:
Other assets	143
Reserve for losses and loss expenses	(407)
Total shareholders’ equity	358

–	Life Settlements. Life settlements are designed to assist life insurance policyholders to monetize the existing value of

FORM 10-K/A :  139

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Restatements of Previously Issued Financial Statements (continued)

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

AIG has determined, in light of new information which was not available to management or AIG’s independent auditors at the time the initial accounting determination was made, that the accounting for these transactions as insurance and reinsurance is a misapplication of GAAP that should be corrected through restatement. The First Restatement results in life settlements being accounted for using an investment method of accounting under FASB Technical Bulletin (FTB) 85-4 “Accounting for Purchases of Life Insurance.” Under FTB 85-4, the carrying value of each contract at purchase and at the end of each reporting period is equal to the cash surrender value of the contract. Cash paid to purchase these contracts that is in excess of the cash surrender value at the date of purchase is recognized as a loss immediately and periodic maintenance costs, such as premiums necessary to keep the underlying contract in force, are charged to earnings immediately. The life insurance benefits at the insured’s death are payable to the AIG subsidiary and reflected in income at that time. The effect of the First Restatement on certain of AIG’s consolidated statement of income and balance sheet accounts is as follows:

Increase (Decrease) For Years Ended and at December 31,

(in millions)	2003	2002

Consolidated Statement of Income:
Premiums and other considerations	$(809)	$(603)
Net investment income	(143)	(114)
Incurred policy losses and benefits	(743)	(552)
Net income	(136)	(107)

Consolidated Balance Sheet:
Other invested assets	(253)
Premiums and insurance balances receivable, net of allowance	(1,842)
Other assets	219
Reserve for losses and loss adjustment expenses	(1,026)
Funds held by companies under reinsurance treaties	(601)
Total shareholders’ equity	(270)

–	Deferred Acquisition Costs (DAC): The internal review identified a misapplication of GAAP with respect to General Insurance DAC. As a result of “top level” entries, substantially all costs associated with underwriting and marketing operations were deferred. The internal review determined that certain of these costs did not vary sufficiently with the production of business and should not have been deferred. These costs have been allocated to the periods in which they were incurred and the corresponding DAC asset has been adjusted accordingly. In addition, AIG determined that the amortization period for certain DAC was longer than the typical life of the underlying policies and needed to be shortened, and that certain deferrals associated with an inter-company reinsurance treaty were in error and required correction. This adjustment includes the recharacterization of certain incurred policy losses and benefits to Insurance acquisition and other operating expenses. The effect of the First Restatement on certain of AIG’s consolidated statement of income and balance sheet accounts is as follows:

Increase (Decrease) For Years Ended and at December 31,

(in millions)	2003	2002

Consolidated Statement of Income:
Incurred policy losses and benefits	$(231)	$(188)
Insurance acquisition and other operating expenses	287	285
Net income	2	(12)

Consolidated Balance Sheet:
Deferred policy acquisition costs	(432)
Other assets	(94)
Total shareholders’ equity	(311)

140 : FORM 10-K/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

2. Restatements of Previously Issued Financial Statements (continued)

–	SICO Deferred Compensation: AIG has included in the First Restatement, expense amounts attributable to deferred compensation granted to certain AIG employees by SICO (pursuant to the SICO Plans described in Note 16 herein), a private holding company that owns approximately 12 percent of AIG’s common stock. The amount of deferred compensation granted by SICO has previously been disclosed in the notes to AIG’s consolidated financial statements but was not included as an expense in the calculation of AIG’s consolidated net income because the amounts had been determined not to be material to AIG’s consolidated results of operations in any individual period. The expense related to SICO deferred compensation is recorded as a charge to reported earnings in the periods restated, with an offsetting entry to additional paid-in capital reflecting amounts deemed contributed by SICO. For prior periods, AIG has recorded a reduction of $905 million in retained earnings on its December 31, 1999 consolidated balance sheet and a corresponding increase to additional paid-in capital. The volatility in the expense is attributable to the variable accounting as well as the fact that shares are allocated only in alternate years. The inclusion of the expense attributable to the SICO Plans in AIG’s consolidated financial statements had no effect on consolidated shareholders’ equity but had the following effects on certain of AIG’s consolidated statement of income accounts:

Increase (Decrease) For Years Ended and at December 31,

(in millions)	2003	2002

Consolidated Statement of Income:
Insurance acquisition and other operating expenses	$275	$(173)
Net income	(275)	173

–	Commutations: Certain direct insurance, and ceded and assumed reinsurance contracts, were commuted prior to their natural expiration. For certain commutations, the cash received was recorded through negative paid losses in accordance with statutory guidance, while for others it was recorded as written premiums. Despite the lack of guidance under GAAP with respect to this issue, AIG has determined that the accounting for certain commutations was in error due to the inconsistency in AIG’s accounting for commutations and the fact that certain commutations were recorded through the written premium line when there was no unearned premium balance outstanding. As part of this restatement any commutations that were originally recorded through written premium are reclassified to paid losses in the period in which they occurred. The First Restatement has no effect on consolidated net income or shareholders’ equity but affected certain of AIG’s consolidated statement of income and balance sheet accounts is as follows:

Increase (Decrease) For Years Ended and at December 31,

(in millions)	2003	2002

Consolidated Statement of Income:
Premiums and other considerations	$(405)	$(79)
Incurred policy losses and benefits	(405)	(79)

Consolidated Balance Sheet:
Reserves for losses and loss expenses	58
Insurance balances payable	(51)

–	Dollar Roll Transactions: In 2002 and 2003, certain AIG subsidiaries entered into dollar roll transactions with third parties designed to enhance the return on AIG’s mortgage backed securities (MBS) portfolio. In a dollar roll transaction, AIG subsidiaries agree to sell a pool of MBSs and simultaneously agree to repurchase substantially the same securities at a later date, typically in one month. AIG accounted for these transactions as collateralized financings under SFAS 140. Even though it had received collateral sufficient to fund substantially all of the cost of purchasing identical replacement securities at the time of transfer, AIG was not fully protected during the term of the contract to replace the asset in the event that the transferee defaulted. Accordingly, AIG should not have accounted for these transactions as financings, but rather as derivatives with market-to-market changes reflected in earnings. The effect of the First Restatement on certain of AIG’s consolidated statement of income is as follows:

Increase (Decrease) For Years Ended and at December 31,

(in millions)	2003	2002

Consolidated Statement of Income:
Realized capital gains (losses)	$(98)	$157
Net income	(98)	157

–	Affordable Housing: Through an investment limited partnership, an AIG subsidiary, as the general partner, syndicates the tax benefits (including both tax credits and tax losses) generated by affordable housing real estate properties. AIG guarantees the return of the tax benefits to the limited partner investors. Prior to the second quarter of 2003, these syndication transactions were accounted for as sales and the gain was recorded on a straight-line basis over ten years. Beginning in the third quarter of 2003, because of the guarantees, AIG changed its accounting for these partnerships to record all new syndications as financings, rather than sales. At the same time, AIG adjusted its consolidated balance sheet to reflect previous syndications as financings, but did not record the cumulative impact to earnings be-

FORM 10-K/A :  141

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Restatements of Previously Issued Financial Statements (continued)

cause the amounts were viewed as immaterial. AIG has now determined that it is necessary to record these adjustments for the periods prior to the third quarter of 2003, and the First Restatement had the following effects on certain of AIG’s consolidated statement of income and balance sheet accounts:

Increase (Decrease) For Years Ended and at December 31,
(in millions)	2003	2002

Consolidated Statement of Income:
Other revenues	$(44)	$(43)
Net income	(28)	(28)

Consolidated Balance Sheet:
Other invested assets	1,652
Investment income due and accrued	(254)
Other assets	(2,009)
Other liabilities	(154)
Total shareholders’ equity	(297)

–	SunAmerica Partnerships: As part of the First Restatement, management has reclassified the earnings of the SunAmerica partnerships out of other operations, where previously reported, into the Asset Management segment. This revised presentation characterizes the partnership earnings as revenues rather than as a component of insurance acquisition and operating expenses in AIG’s consolidated statement of income. Within the Asset Management segment, this presentation divides the partnership earnings into those of SunAmerica Life, whose equity supports the GIC business, and those of AIG SunAmerica, which are now classified as other asset management revenues. The First Restatement had no effect on consolidated net income and the effect of the restatement on certain of AIG’s consolidated statement of income accounts is set forth as follows:

Increase (Decrease) For Years Ended and at December 31,

(in millions)	2003	2002

Consolidated Statement of Income:
Other revenues	$323	$243
Insurance acquisition and other operating expenses	353	247

(b) Second Restatement

     As announced on November 9, 2005, AIG identified certain errors, the preponderance of which were identified during the remediation of the material weaknesses in internal controls over financial reporting referred to above, principally relating to internal controls surrounding accounting for derivatives and related assets and liabilities under FAS 133, reconciliation of certain balance sheet accounts and income tax accounting. AIG also announced it was correcting errors that were identified since the First Restatement, including those relating to the accounting for certain payments received from aircraft and engine manufacturers by ILFC, which were originally corrected in AIG’s June 2005 Form 10-Q. The adjustments to correct the foregoing errors are referred to in this 2004 Annual Report on Form 10-K/A as the Initial Adjustments.

     In connection with the remediation of material weaknesses in internal controls over financial reporting referred to above, AIG identified certain additional errors, principally relating to internal controls over reconciliation of certain balance sheet accounts in DBG. As a result, AIG is including further adjustments (the Additional Adjustments) in its restatement of the consolidated financial statements and financial statement schedules for the years ended December 31, 2004, 2003 and 2002, along with 2001 and 2000 for purposes of preparation of the Selected Consolidated Financial Data for 2001 and 2000, and quarterly financial information for 2004 and 2003 and will restate the first three quarters of 2005. The Initial Adjustments and the Additional Adjustments are referred to herein as the Second Restatement. AIG’s September 2005 Form 10-Q will not be amended because the Additional Adjustments to the financial statements included therein are not material to those financial statements.

     Details of Initial Adjustments in the Second Restatement. The accounting adjustments relate primarily to the categories described below.

•	Accounting for Derivatives and Related Assets and Liabilities (FAS 133 Hedge Accounting). During the third quarter of 2005, AIG identified and corrected additional errors identified during the remediation of the previously disclosed material weakness in internal controls surrounding accounting for derivatives and related assets and liabilities under FAS 133. AIG continues to believe such hedging activities have been and remain economically effective, but do not currently qualify for hedge accounting.

Included in the Initial Adjustments to correct AIG’s accounting for derivatives are adjustments correcting the errors in accounting for certain secured financings where AIGFP has sold an available-for-sale security and concurrently entered into a total return swap with a repurchase obligation. The Initial Adjustments for theses errors increased both securities available for sale, at market value, and securities sold under agreements to repurchase, by approximately $2 billion as of December 31, 2004.

The Initial Adjustments to reflect appropriate GAAP accounting for these derivatives and related assets and liabilities, which also included related currency translation gains

142 : FORM 10-K/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

2. Restatements of Previously Issued Financial Statements (continued)

and losses, had the following effects on certain of AIG’s consolidated statement of income and balance sheet accounts:

Increase (Decrease) For Years Ended and at December 31,

(in millions)	2004	2003	2002

Consolidated Statement of Income:
Realized capital gains (losses)	$42	$170	$(386)
Other revenues	(242)	(167)	276
Insurance acquisition and other operating expenses	(321)	(236)	(139)
Net income	133	138	21

Consolidated Balance Sheet:
Securities available for sale, at market value	2,320	2,028
Securities sold under agreements to repurchase, at market value	2,317	2,080

•	Asset Realization — Domestic Brokerage Group (DBG) Issues. During the third quarter of 2005, AIG concluded that additional adjustments should be made to the value of certain DBG reserves and allowances for doubtful accounts for time periods prior to January 1, 2003. See also “(a) First Restatement — Details of Accounting Adjustments included in the First Restatement — Asset Realization — Domestic Brokerage Group (DBG) Issues.”

The Initial Adjustments had the following effects on consolidated net income and shareholders’ equity:

Increase (Decrease) For Years Ended and at December 31,

(in millions)	2004	2003	2002

Consolidated Statement of Income:
Net income	$–	$–	$(18)

Consolidated Balance Sheet:
Total shareholders’ equity	(205)	(205)

•	Income Tax Accounting. During the third quarter of 2005, AIG identified and corrected additional errors in its income tax accounting. The most significant adjustment resulted from AIG incorrectly recording the income tax benefit resulting from employee exercises of stock options as a reduction in income tax expense rather than as an increase in additional paid-in capital as required by GAAP. The Initial Adjustments relating to income tax had the following effects on certain of AIG’s consolidated statement of income and balance sheet accounts:

Increase (Decrease) For Years Ended and at December 31,

(in millions)	2004	2003	2002

Consolidated Statement of Income:
Income tax expense	$(169)	$5	$9
Net income	169	(5)	(9)

Consolidated Balance Sheet:
Additional paid-in capital	113	95
Total shareholders’ equity	131	–

•	Manufacturers’ Payments Received by ILFC. In the course of the ILFC review of its application of FAS 133 in connection with AIG’s internal review, ILFC, in consultation with its independent registered public accounting firm, identified an error in its accounting for certain payments received from aircraft and engine manufacturers. Under arrangements with these manufacturers, in certain circumstances, the manufacturers established notional accounts for the benefit of ILFC to which amounts were credited by the manufacturers in connection with the purchase by and delivery to ILFC and the lease of aircraft. Amounts credited to the notional accounts were used at ILFC’s direction to protect ILFC from certain events, including loss when airline customers of ILFC defaulted on lease payment obligations, to provide lease subsidies and other incentives to ILFC’s airline customers in connection with leases of certain aircraft, and to reduce ILFC’s cost of aircraft purchased.

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

Although ILFC restated its financial statements for the years 2000 through 2004 and for the quarter ended March 31, 2005 to correct its accounting for the payments from aircraft and engine manufacturers described above, AIG had previously considered these adjustments not to be sufficiently material to require correction by restatement in AIG’s consolidated financial statements. The Initial Adjustments relating to the manufacturers’ payment had the fol-

FORM 10-K/A :  143

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Restatements of Previously Issued Financial Statements (continued)

lowing effects on certain of AIG’s consolidated statement of income and balance sheet accounts:

Increase (Decrease) For Years Ended and at December 31,

(in millions)	2004	2003	2002

Consolidated Statement of Income:
Other revenues	$(115)	$(145)	$(147)
Net income	(46)	(67)	(72)

Consolidated Balance Sheet:
Total shareholders’ equity	(320)	(274)

     Details of Additional Adjustments in the Second Restatement. The accounting adjustments relate primarily to the categories described below.

•	Asset Realization and Revenue Recognition — Domestic Brokerage Group (DBG) Issues. During the remediation of material weaknesses in internal controls, AIG concluded that additional adjustments should be made to the value of certain DBG reserves and allowances for doubtful accounts, and revisions were necessary to the revenues previously recognized for certain long-tail environmental policies. See also “(a) First Restatement — Details of Accounting Adjustments included in the First Restatement — Asset Realization — Domestic Brokerage Group (DBG) Issues.”

The Additional Adjustments had the following effects on consolidated net income and total shareholders’ equity:

Increase (Decrease) For Years Ended and at December 31,

(in millions)	2004	2003	2002

Consolidated Statement of Income:
Net income	$(33)	$(31)	$(55)

Consolidated Balance Sheet:
Total shareholders’ equity	(534)	(478)

•	Accounting for Derivatives and Related Assets and Liabilities (FAS 133 Hedge Accounting). During the fourth quarter of 2005, AIG identified and corrected additional errors identified during the remediation of the previously disclosed material weaknesses in internal controls surrounding accounting for derivatives and related assets and liabilities under FAS 133. AIG continues to believe such hedging activities have been and remain economically effective, but do not currently qualify for hedge accounting.

The Additional Adjustments to reflect appropriate GAAP accounting for these derivatives which also included related currency translation gains and losses, had the following effects on certain of AIG’s consolidated statement of income and balance sheet accounts:

Increase (Decrease) For Years Ended and at December 31,

(in millions)	2004	2003	2002

Consolidated Statement of Income:
Other revenues	(121)	142	57
Net income	(87)	154	81

Consolidated Balance Sheet:
Total shareholders’ equity	(65)	(49)	(68)

•	Income Tax Accounting. During the fourth quarter of 2005, AIG identified and corrected additional errors in its income tax accounting. The income tax adjustments had the following effects on certain of AIG’s consolidated statement of income and balance sheet accounts:

Increase (Decrease) For Years Ended and at December 31,

(in millions)	2004	2003	2002

Consolidated Statement of Income:
Income tax expense	$59	$48	$35
Net income	(59)	(48)	(35)

Consolidated Balance Sheet:
Total shareholders’ equity	(98)	(23)

144 : FORM 10-K/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

2. Restatements of Previously Issued Financial Statements (continued)

The following tables summarize the effect on major balance sheet and statement of income accounts of the adjustments included in the Restatements by transaction, accounting entry or entity category.

CONSOLIDATED BALANCE SHEET ACCOUNTS

Total Assets

December 31,
(in millions)	2004	2003

Total Assets, as Previously Reported	$804,607	$678,346
Adjustments in the First Restatement:
Risk Transfer:
Union Excess	(1,487)	(1,343)
Other Risk Transfer	47	(456)
“Top Level” Adjustments and Other Directed Entries (other than loss reserves)	(108)	(413)
Asset Realization:
Domestic Brokerage Group (DBG) Issues	(837)	(872)
Other GAAP Corrections:
Accounting for Derivatives (FAS 133 Hedge Accounting)	2,297	1,985
Accounting for Deferred Taxes	(848)	(603)
Life Settlements	(3,241)	(1,895)
Deferred Acquisition Costs (DAC)	(546)	(495)
Affordable Housing	(525)	(611)
All Other — Net	(699)	510

Total Adjustments in the First Restatement	(5,947)	(4,193)

Total Assets, as Restated in the First Restatement	798,660	674,153

Initial Adjustments in the Second Restatement:
Accounting for Derivatives (FAS 133 Hedge Accounting)	2,284	1,868
Manufacturers Payments Received by ILFC	(508)	(438)
Asset Realization:
Domestic Brokerage Group (DBG) Issues	(310)	(310)
All Other Adjustments — Net	(84)	(86)

Total Initial Adjustments in the Second Restatement	1,382	1,034

Total Assets, as Restated for the Initial Adjustments	800,042	675,187

Additional Adjustments in the Second Restatement:
Asset Realization:
Domestic Brokerage Group (DBG) Issues	408	618
Accounting for Derivatives (FAS 133 Hedge Accounting)	391	(6)
All Other Adjustments — Net	304	(197)

Total Additional Adjustments in the Second Restatement	1,103	415

Total Assets, as Restated in the Second Restatement	$801,145	$675,602

FORM 10-K/A :  145

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Restatements of Previously Issued Financial Statements (continued)

Other Invested Assets

December 31,
(in millions)	2004	2003

Other Invested Assets, as Previously Reported	$21,316	$16,787
Adjustments in the First Restatement:
Other GAAP Corrections:
Life Settlements	(486)	(253)
Affordable Housing	1,452	1,652
All Other — Net	245	298

Total Adjustments in the First Restatement	1,211	1,697

Other Invested Assets, as Restated in the First Restatement	22,527	18,484

Initial Adjustments in the Second Restatement	(56)	(50)

Other Invested Assets, as Restated for the Initial Adjustments	22,471	18,434

Additional Adjustments in the Second Restatement	1,088	(16)

Other Invested Assets, as Restated in the Second Restatement	$23,559	$18,418

Premiums and Insurance Balances Receivable, Net of Allowance

December 31,
(in millions)	2004	2003

Premium and Insurance Balances Receivable, Net of Allowance, as Previously Reported	$17,202	$14,166
Adjustments in the First Restatement:
Risk Transfer:
Union Excess	2,417	1,923
Other Risk Transfer	(362)	(389)
“Top Level” Adjustments and Other Directed Entries (other than loss reserves)	(15)	(265)
Asset Realization:
Domestic Brokerage Group (DBG) Issues	(864)	(918)
Other GAAP Corrections:
Life Settlements	(3,075)	(1,842)
All Other — Net	(166)	514

Total Adjustments in the First Restatement	(2,065)	(977)

Premium and Insurance Balances Receivable, Net of Allowance, as Restated in the First Restatement	15,137	13,189

Initial Adjustments in the Second Restatement:
Asset Realization:
Domestic Brokerage Group (DBG) Issues	(349)	(349)

Total Initial Adjustments in the Second Restatement	(349)	(349)

Premium and Insurance Balances Receivable, Net of Allowance, as Restated for the Initial Adjustments	14,788	12,840

Additional Adjustments in the Second Restatement:
Asset Realization:
Domestic Brokerage Group (DBG) Issues	834	989

Total Additional Adjustments in the Second Restatement	834	989

Premium and Insurance Balances Receivable, Net of Allowance, as Restated in the Second Restatement	$15,622	$13,829

146 : FORM 10-K/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

2. Restatements of Previously Issued Financial Statements (continued)

Reinsurance Assets

December 31,
(in millions)	2004	2003

Reinsurance Assets, as Previously Reported	$26,171	$27,962
Adjustments in the First Restatement:
Risk Transfer:
Union Excess	(5,511)	(5,815)
Other Risk Transfer	(529)	(1,185)
Fourth Quarter Changes in Estimates:
Accruals for salvage and subrogation recoveries	(201)	–
All Other — Net	28	(14)

Total Adjustments in the First Restatement	(6,213)	(7,014)

Reinsurance Assets, as Restated in the First Restatement	19,958	20,948

Initial Adjustments in the Second Restatement:
Asset Realization:
Domestic Brokerage Group (DBG) Issues	(101)	(101)

Total Initial Adjustments in the Second Restatement	(101)	(101)

Reinsurance Assets, as Restated for the Initial Adjustments	19,857	20,847

Additional Adjustments in the Second Restatement:
Asset Realization:
Domestic Brokerage Group (DBG) Issues	(244)	(202)

Total Additional Adjustments in the Second Restatement	(244)	(202)

Reinsurance Assets, as Restated in the Second Restatement	$19,613	$20,645

Other Assets

December 31,
(in millions)	2004	2003

Other Assets, as Previously Reported	$15,062	$12,820
Adjustments in the First Restatement:
Risk Transfer:
Union Excess	1,607	2,549
Other Risk Transfer	947	1,126
Conversion of Underwriting Losses to Capital Losses	(5)	(7)
Other GAAP Corrections:
Life Settlements	341	219
Deferred Acquisition Costs (DAC)	(92)	(94)
Affordable Housing	(1,688)	(2,009)
All Other – Net	(850)	(414)

Total Adjustments in the First Restatement	260	1,370

Other Assets, as Restated in the First Restatement	15,322	14,190

Initial Adjustments in the Second Restatement	961	800

Other Assets, as Restated for the Initial Adjustments	16,283	14,990

Additional Adjustments in the Second Restatement:
Asset Realization:
Domestic Brokerage Group (DBG) Issues	(181)	(169)
All Other Adjustments — Net	23	2

Total Additional Adjustments in the Second Restatement	(158)	(167)

Other Assets, as Restated in the Second Restatement	$16,125	$14,823

FORM 10-K/A :  147

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Restatements of Previously Issued Financial Statements (continued)

Total Liabilities

December 31,
(in millions)	2004	2003

Total Liabilities, as Previously Reported	$721,537	$606,901
Adjustments in the First Restatement:
Risk Transfer:
Other Risk Transfer	123	(406)
Asset Realization:
Domestic Brokerage Group (DBG) Issues	(548)	(548)
Other GAAP Corrections:
Accounting for Derivatives (FAS 133 Hedge Accounting)	1,280	1,195
Accounting for Deferred Taxes	(1,738)	(1,364)
Life Settlements	(2,847)	(1,626)
Affordable Housing	(204)	(314)
All Other — Net	251	93

Total Adjustments in the First Restatement	(3,683)	(2,970)

Total Liabilities, as Restated in the First Restatement	717,854	603,931

Initial Adjustments in the Second Restatement:
Accounting for Derivatives (FAS 133 Hedge Accounting)	1,917	1,436
All Other Adjustments — Net	(456)	(315)

Total Initial Adjustments in the Second Restatement	1,461	1,121

Total Liabilities, as Restated for the Initial Adjustments	719,315	605,052

Additional Adjustments in the Second Restatement:
Asset Realization:
Domestic Brokerage Group (DBG) Issues	942	1,096
All Other Adjustments — Net	1,016	32

Total Additional Adjustments in the Second Restatement	1,958	1,128

Total Liabilities, as Restated in the Second Restatement	$721,273	$606,180

148 : FORM 10-K/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

2. Restatements of Previously Issued Financial Statements (continued)

Reserve for Losses and Loss Expenses

December 31,
(in millions)	2004	2003

Reserve for Losses and Loss Expenses, as Previously Reported	$64,641	$56,118
Adjustments in the First Restatement:
Risk Transfer:
Gen Re	(250)	(500)
Other Risk Transfer	(1,154)	(1,609)
Loss Reserves	880	578
“Top Level” Adjustments and Other Directed Entries (other than loss reserves)	–	(30)
Asset Realization:
Domestic Brokerage Group (DBG) Issues	(509)	(509)
Other GAAP Corrections:
Foreign Currency Translation (FAS 52)	(25)	(407)
Life Settlements	(1,734)	(1,026)
Fourth Quarter 2004 Changes in Accounting Estimates:
Increase in asbestos and environmental loss and loss adjustment expense reserves	850	–
Accruals for salvage and subrogation recoveries	31	–
All Other — Net	(359)	(234)

Total Adjustments in the First Restatement	(2,270)	(3,737)

Reserve for Losses and Loss Expenses, as Restated in the First Restatement	62,371	52,381

Initial Adjustments in the Second Restatement	–	–

Reserve for Losses and Loss Expenses, as Restated for the Initial Adjustments	62,371	52,381

Additional Adjustments in the Second Restatement:
Asset Realization:
Domestic Brokerage Group (DBG) Issues	(498)	(511)
All Other Adjustments — Net	5	1

Total Additional Adjustments in the Second Restatement	(493)	(510)

Reserve for Losses and Loss Expenses, as Restated in the Second Restatement	$61,878	$51,871

Reserve for Unearned Premiums

December 31,
(in millions)	2004	2003

Reserve for Unearned Premiums, as Previously Reported	$23,072	$20,762
Adjustments in the First Restatement:
Risk Transfer:
Other Risk Transfer	82	112
Asset Realization:
Domestic Brokerage Group (DBG) Issues	(81)	(81)
All Other — Net	21	117

Total Adjustments in the First Restatement	22	148

Reserve for Unearned Premiums, as Restated in the First Restatement	23,094	20,910

Initial Adjustments in the Second Restatement	–	–

Reserve for Unearned Premiums, as Restated for the Initial Adjustments	23,094	20,910

Additional Adjustments in the Second Restatement:
Asset Realization:
Domestic Brokerage Group (DBG) Issues	344	355
All Other Adjustments — Net	(38)	(30)

Total Additional Adjustments in the Second Restatement	306	325

Reserve for Unearned Premiums, as Restated in the Second Restatement	$23,400	$21,235

FORM 10-K/A :  149

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Restatements of Previously Issued Financial Statements (continued)

Funds Held by Companies Under Reinsurance Treaties

December 31,
(in millions)	2004	2003

Funds Held by Companies Under Reinsurance Treaties, as Previously Reported	$5,386	$4,664
Adjustments in the First Restatement:
Risk Transfer:
Other Risk Transfer	(740)	(1,019)
Other GAAP Corrections:
Life Settlements	(1,242)	(601)
All Other — Net	–	(1)

Total Adjustments in the First Restatement	(1,982)	(1,621)

Funds Held by Companies Under Reinsurance Treaties, as Restated in the First Restatement	3,404	3,043

Initial Adjustments in the Second Restatement	–	–

Funds Held by Companies Under Reinsurance Treaties, as Restated for the Initial Adjustments	3,404	3,043

Additional Adjustments in the Second Restatement	–	–

Funds Held by Companies Under Reinsurance Treaties, as Restated in the Second Restatement	$3,404	$3,043

Other Liabilities

December 31,
(in millions)	2004	2003

Other Liabilities, as Previously Reported	$21,101	$18,282
Adjustments in the First Restatement:
Risk Transfer:
Gen Re	250	500
Other Risk Transfer	1,910	2,114
“Top Level” Adjustments and Other Directed Entries (other than loss reserves)	252	231
Other GAAP Corrections:
Affordable Housing	(30)	(154)
All Other — Net	128	218

Total Adjustments in the First Restatement	2,510	2,909

Other Liabilities, as Restated in the First Restatement	23,611	21,191

Initial Adjustments in the Second Restatement	139	89

Other Liabilities, as Restated for the Initial Adjustments	23,750	21,280

Additional Adjustments in the Second Restatement:
Asset Realization:
Domestic Brokerage Group (DBG) Issues	1,348	1,474
All Other Adjustments — Net	(43)	(53)

Total Additional Adjustments in the Second Restatement	1,305	1,421

Other Liabilities, as Restated in the Second Restatement	$25,055	$22,701

150 : FORM 10-K/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

2. Restatements of Previously Issued Financial Statements (continued)

Total Shareholders’ Equity

December 31,
(in millions)	2004	2003

Total Shareholders’ Equity, as Previously Reported	$82,871	$71,253
Adjustments in the First Restatement:
Risk Transfer:
Union Excess	(951)	(873)
Loss Reserves	(572)	(375)
“Top Level” Adjustments and Other Directed Entries (other than loss reserves)	(206)	(401)
Asset Realization:
Domestic Brokerage Group (DBG) Issues	(290)	(324)
Other GAAP Corrections:
Accounting for Derivatives (FAS 133 Hedge Accounting)	1,018	792
Accounting for Deferred Taxes	889	761
Life Settlements	(396)	(270)
Affordable Housing	(322)	(297)
Fourth Quarter 2004 Changes in Estimates Effect on Statement of Income	(1,187)	–
All Other — Net	(247)	(236)

Total Adjustments in the First Restatement	(2,264)	(1,223)

Total Shareholders’ Equity, as Restated in the First Restatement	80,607	70,030

Initial Adjustments in the Second Restatement	(79)	(87)

Total Shareholders’ Equity, as Restated for the Initial Adjustments	80,528	69,943

Additional Adjustments in the Second Restatement:
Asset Realization:
Domestic Brokerage Group (DBG) Issues	(534)	(478)
All Other Adjustments — Net	(321)	(235)

Total Additional Adjustments in the Second Restatement	(855)	(713)

Total Shareholders’ Equity, as Restated in the Second Restatement	$79,673	$69,230

Accumulated Other Comprehensive Income (Loss)

December 31,
(in millions)	2004	2003

Accumulated Other Comprehensive Income (Loss), as Previously Reported	$6,373	$4,244
Adjustments in the First Restatement:
Other GAAP Corrections:
Accounting for Derivatives (FAS 133 Hedge Accounting)	1,412	1,439
Accounting for Deferred Taxes	938	805
Foreign Currency Translation (FAS 52)	305	408
All Other — Net	565	348

Total Adjustments in the First Restatement	3,220	3,000

Accumulated Other Comprehensive Income (Loss), as Restated in the First Restatement	9,593	7,244

Initial Adjustments in the Second Restatement	(80)	176

Accumulated Other Comprehensive Income (Loss), as Restated for the Initial Adjustments	9,513	7,420

Additional Adjustments in the Second Restatement:
Asset Realization:
Domestic Brokerage Group (DBG) Issues	(16)	9
All Other Adjustments — Net	(53)	(92)

Total Additional Adjustments in the Second Restatement	(69)	(83)

Accumulated Other Comprehensive Income (Loss), as Restated in the Second Restatement	$9,444	$7,337

FORM 10-K/A :  151

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Restatements of Previously Issued Financial Statements (continued)

CONSOLIDATED STATEMENT OF INCOME ACCOUNTS

Net Income

Years Ended December 31,
(in millions)	2004	2003	2002

Net Income, as Previously Reported	$11,048	$9,274	$5,519
Adjustments in the First Restatement:
Risk Transfer:
Union Excess	(78)	160	180
Loss Reserves	(196)	(222)	228
Net Investment Income:
Covered Calls	59	(40)	35
Hedge Fund Accounting	2	19	120
Muni Tender Option Bond Program	60	(57)	(2)
“Top Level” Adjustments and Other Directed Entries (other than loss reserves)	213	26	(112)
Conversion of Underwriting Losses to Capital Losses	79	20	(65)
Asset Realization:
Other Than Temporary Declines	2	301	200
Other GAAP Corrections:
Accounting for Derivatives (FAS 133 Hedge Accounting)	252	(783)	(323)
Accounting for Deferred Taxes	(5)	(23)	(22)
Foreign Currency Translation (FAS 52)	(124)	(193)	(53)
Life Settlements	(129)	(136)	(107)
SICO Deferred Compensation	(56)	(275)	173
Fourth Quarter 2004 Changes in Estimates	(1,187)	–	–
All Other — Net	(209)	(62)	95

Total Adjustments in the First Restatement	(1,317)	(1,265)	347

Net Income, as Restated in the First Restatement	9,731	8,009	5,866

Initial Adjustments in the Second Restatement:
Accounting for Derivatives (FAS 133 Hedge Accounting)	133	138	21
Manufacturers Payments Received by ILFC	(46)	(67)	(72)
All Other Adjustments — Net	152	(27)	(25)

Total Initial Adjustments in the Second Restatement	239	44	(76)

Net Income, as Restated for the Initial Adjustments	9,970	8,053	5,790

Additional Adjustments in the Second Restatement:
Asset Realization:
Domestic Brokerage Group (DBG) Issues	(33)	(31)	(55)
All Other Adjustments — Net	(98)	86	(6)

Total Additional Adjustments in the Second Restatement	(131)	55	(61)

Net Income, as Restated in the Second Restatement	$9,839	$8,108	$5,729

152 : FORM 10-K/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

2. Restatements of Previously Issued Financial Statements (continued)

Premiums and Other Considerations

Years Ended December 31,
(in millions)	2004	2003	2002

Premiums and Other Considerations, as Previously Reported	$67,852	$55,226	$45,135
Adjustments in the First Restatement:
Risk Transfer:
Union Excess	386	439	673
Gen Re	245	–	–
Other Risk Transfer	(287)	33	(856)
“Top Level” Adjustments and Other Directed Entries (other than loss reserves)	130	250	(199)
Other GAAP Corrections:
Life Settlements	(915)	(809)	(603)
Commutations	(370)	(405)	(79)
All Other — Net	(448)	146	188

Total Adjustments in the First Restatement	(1,259)	(346)	(876)

Premiums and Other Considerations, as Restated in the First Restatement	66,593	54,880	44,259

Initial Adjustments in the Second Restatement	5	5	4

Premiums and Other Considerations, as Restated for the Initial Adjustments	66,598	54,885	44,263

Additional Adjustments in the Second Restatement:
Asset Realization:
Domestic Brokerage Group (DBG) Issues	12	(91)	15
All Other Adjustments — Net	15	8	11

Total Additional Adjustments in the Second Restatement	27	(83)	26

Premiums and Other Considerations, as Restated in the Second Restatement	$66,625	$54,802	$44,289

Net Investment Income

Years Ended December 31,
(in millions)	2004	2003	2002

Net Investment Income, as Previously Reported	$19,127	$16,596	$14,714
Adjustments in the First Restatement:
Risk Transfer:
Union Excess	259	304	233
Net Investment Income:
Covered Calls	35	(179)	(7)
Synthetic Fuel Investment	(203)	(238)	(259)
Hedge Fund Accounting	11	29	159
Muni Tender Option Bond Program	65	60	44
DBG/AIG Capital Corporation Intercompany Dividend	(100)	(100)	–
“Top Level” Adjustments and Other Directed Entries (other than loss reserves)	(384)	(783)	(733)
Other GAAP Corrections:
Life Settlements	(134)	(143)	(114)
All Other — Net	(242)	(78)	(316)

Total Adjustments in the First Restatement	(693)	(1,128)	(993)

Net Investment Income, as Restated in the First Restatement	18,434	15,468	13,721

Initial Adjustments in the Second Restatement	(12)	(7)	(70)

Net Investment Income, as Restated for the Initial Adjustments	18,422	15,461	13,651

Additional Adjustments in the Second Restatement:
Asset Realization:
Domestic Brokerage Group (DBG) Issues	38	46	(55)
All Other Adjustments — Net	5	1	(3)

Total Additional Adjustments in the Second Restatement	43	47	(58)

Net Investment Income, as Restated in the Second Restatement	$18,465	$15,508	$13,593

FORM 10-K/A :  153

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Restatements of Previously Issued Financial Statements (continued)

Realized Capital Gains (Losses)

Years Ended December 31,
(in millions)	2004	2003	2002

Realized Capital Gains (Losses), as Previously Reported	$(92)	$(1,433)	$(2,441)
Adjustments in the First Restatement:
Risk Transfer:
Union Excess	(48)	(17)	105
Net Investment Income:
Covered Calls	57	118	61
Muni Tender Option Bond Program	27	(148)	(47)
“Top Level” Adjustments and Other Directed Entries (other than loss reserves)	108	559	374
Conversion of Underwriting Losses to Capital Losses	116	19	48
Asset Realization:
Other Than Temporary Declines	4	463	307
Other GAAP Corrections:
Accounting for Derivatives (FAS 133 Hedge Accounting)	(109)	104	(14)
Foreign Currency Translation (FAS 52)	(127)	(193)	(52)
Dollar Roll Transactions	16	(98)	157
All Other — Net	24	6	204

Total Adjustments in the First Restatement	68	813	1,143

Realized Capital Gains (Losses), as Restated in the First Restatement	(24)	(620)	(1,298)

Initial Adjustments in the Second Restatement:
Accounting for Derivatives (FAS 133 Hedge Accounting)	42	170	(386)

Total Initial Adjustments in the Second Restatement	42	170	(386)

Realized Capital Gains (Losses), as Restated for the Initial Adjustments	18	(450)	(1,684)

Additional Adjustments in the Second Restatement:
Asset Realization:
Domestic Brokerage Group (DBG) Issues	–	–	–
All Other Adjustments — Net	26	8	31

Total Additional Adjustments in the Second Restatement	26	8	31

Realized Capital Gains (Losses), as Restated in the Second Restatement	$44	$(442)	$(1,653)

154 : FORM 10-K/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

2. Restatements of Previously Issued Financial Statements (continued)

Other Revenues

Years Ended December 31,
(in millions)	2004	2003	2002

Other Revenues, as Previously Reported	$11,728	$10,914	$10,074
Adjustments in the First Restatement:
Net Investment Income:
Synthetic Fuel Investment	(143)	(200)	(165)
Hedge Fund Accounting	(9)	–	26
“Top Level” Adjustments and Other Directed Entries (other than loss reserves)	267	89	92
Other GAAP Corrections:
Accounting for Derivatives (FAS 133 Hedge Accounting)	524	(1,357)	(503)
SunAmerica Partnerships	661	323	243
All Other — Net	(44)	(51)	11

Total Adjustments in the First Restatement	1,256	(1,196)	(296)

Other Revenues, as Restated in the First Restatement	12,984	9,718	9,778

Initial Adjustments in the Second Restatement:
Accounting for Derivatives (FAS 133 Hedge Accounting)	(242)	(167)	276
Manufacturers Payments Received by ILFC	(115)	(145)	(147)
All Other Adjustments — Net	14	8	10

Total Initial Adjustments in the Second Restatement	(343)	(304)	139

Other Revenues, as Restated for the Initial Adjustments	12,641	9,414	9,917

Additional Adjustments in the Second Restatement:
Asset Realization:
Domestic Brokerage Group (DBG) Issues	–	–	–
All Other Adjustments — Net	(109)	139	25

Total Additional Adjustments in the Second Restatement	(109)	139	25

Other Revenues, as Restated in the Second Restatement	$12,532	$9,553	$9,942

FORM 10-K/A :  155

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Restatements of Previously Issued Financial Statements (continued)

Incurred Policy Losses and Benefits

Years Ended December 31,
(in millions)	2004	2003	2002

Incurred Policy Losses and Benefits, as Previously Reported	$57,697	$46,390	$41,402
Adjustments in the First Restatement:
Risk Transfer:
Union Excess	671	433	683
Gen Re	250	–	–
Other Risk Transfer	(159)	53	(862)
Loss Reserves	302	342	(351)
“Top Level” Adjustments and Other Directed Entries (other than loss reserves)	57	195	(337)
Other GAAP Corrections:
Life Settlements	(850)	(743)	(552)
Deferred Acquisition Costs (DAC)	(265)	(231)	(188)
Commutations	(370)	(405)	(79)
Fourth Quarter 2004 Changes in Accounting Estimates:
Increase in asbestos and environmental loss and loss adjustment expense reserves	850	–	–
Accrual for salvage and subrogation recoveries	232	–	–
All Other — Net	(102)	111	271

Total Adjustments in the First Restatement	616	(245)	(1,415)

Incurred Policy Losses and Benefits, as Restated in the First Restatement	58,313	46,145	39,987

Initial Adjustments in the Second Restatement	21	23	(14)

Incurred Policy Losses and Benefits, as Restated for the Initial Adjustments	58,334	46,168	39,973

Additional Adjustments in the Second Restatement:
Asset Realization:
Domestic Brokerage Group (DBG) Issues	13	(90)	11
All Other Adjustments — Net	13	(44)	21

Total Additional Adjustments in the Second Restatement	26	(134)	32

Incurred Policy Losses and Benefits, as Restated in the Second Restatement	$58,360	$46,034	$40,005

156 : FORM 10-K/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

2. Restatements of Previously Issued Financial Statements (continued)

Insurance Acquisition and Other Operating Expenses

Years Ended December 31,
(in millions)	2004	2003	2002

Insurance Acquisition and Other Operating Expenses, as Previously Reported	$23,668	$21,005	$17,938
Adjustments in the First Restatement:
Risk Transfer:
Union Excess	48	48	52
Other Risk Transfer	(112)	(62)	(35)
Net Investment Income:
DBG/AIG Capital Corporation Intercompany Dividend	(100)	(100)	–
“Top Level” Adjustments and Other Directed Entries (other than loss reserves)	(229)	(115)	47
Asset Realization:
Domestic Brokerage Group (DBG) Issues	(52)	(224)	(23)
Other GAAP Corrections:
Deferred Acquisition Costs (DAC)	321	287	285
SICO Deferred Compensation	56	275	(173)
SunAmerica Partnerships	661	353	247
All Other — Net	463	179	153

Total Adjustments in the First Restatement	1,056	641	553

Insurance Acquisition and Other Operating Expenses, as Restated in the First Restatement	24,724	21,646	18,491

Initial Adjustments in the Second Restatement:
Accounting for Derivatives (FAS 133 Hedge Accounting)	(321)	(236)	(139)
Manufacturers Payments Received by ILFC	(45)	(41)	(36)
All Other Adjustments — Net	15	10	(3)

Total Initial Adjustments in the Second Restatement	(351)	(267)	(178)

Insurance Acquisition and Other Operating Expenses, as Restated for the Initial Adjustments	24,373	21,379	18,313

Additional Adjustments in the Second Restatement:
Asset Realization:
Domestic Brokerage Group (DBG) Issues	86	93	35
All Other Adjustments — Net	2	8	10

Total Additional Adjustments in the Second Restatement	88	101	45

Insurance Acquisition and Other Operating Expenses, as Restated in the Second Restatement	$24,461	$21,480	$18,358

Income Taxes (Current and Deferred)

Years Ended December 31,
(in millions)	2004	2003	2002

Income Taxes (Current and Deferred), as Previously Reported	$5,473	$4,264	$2,328
Adjustments in the First Restatement:
Net Investment Income:
Synthetic Fuel Investment	(346)	(438)	(424)
All Other — Net	(507)	(423)	52

Total Adjustments in the First Restatement	(853)	(861)	(372)

Income Taxes (Current and Deferred), as Restated in the First Restatement	4,620	3,403	1,956

Initial Adjustments in the Second Restatement:
Income Tax Accounting	(169)	5	9
All Other Adjustments — Net	(48)	59	(54)

Total Initial Adjustments in the Second Restatement	(217)	64	(45)

Income Taxes (Current and Deferred), as Restated for the Initial Adjustments	4,403	3,467	1,911

Additional Adjustments in the Second Restatement:
Asset Realization:
Domestic Brokerage Group (DBG) Issues	(16)	(17)	(31)
All Other Adjustments — Net	20	106	39

Total Additional Adjustments in the Second Restatement	4	89	8

Income Taxes (Current and Deferred), as Restated in the Second Restatement	$4,407	$3,556	$1,919

FORM 10-K/A :  157

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Restatements of Previously Issued Financial Statements (continued)

The following tables present the effect of the aforementioned adjustments on the Consolidated Balance Sheet as a result of the Second Restatement by line item:

CONSOLIDATED BALANCE SHEET
December 31, 2004

		Initial	As	Additional
		Adjustments	Restated	Adjustments
	As	in the	for the	in the
	Previously	Second	Initial	Second	As
(in millions)	Reported	Restatement	Adjustments	Restatement	Restated

Assets:
Investments, financial services assets and cash:
Fixed maturities:
Bonds available for sale, at market value (amortized cost: $329,838)	$344,399	$–	$344,399	$–	$344,399
Bonds held to maturity, at amortized cost (market value: $18,791)	18,294	–	18,294	–	18,294
Bond trading securities, at market value (cost: $2,973)	2,984	–	2,984	–	2,984
Equity Securities:
Common stocks, at market value (cost: $8,424)	9,917	–	9,917	(145)	9,772
Common stocks trading, at market value (cost: $5,651)	5,894	–	5,894	–	5,894
Preferred stocks, at market value (cost: $2,017)	2,040	–	2,040	–	2,040
Mortgage loans on real estate, net of allowance ($65)	13,146	–	13,146	–	13,146
Policy loans	7,035	–	7,035	–	7,035
Collateral and guaranteed loans, net of allowance ($18)	2,282	–	2,282	1,021	3,303
Financial services assets:
Flight equipment primarily under operating leases, net of accumulated depreciation ($6,390)	32,705	(575)	32,130	–	32,130
Securities available for sale, at market value (cost: $29,171)	30,448	2,320	32,768	(1,543)	31,225
Trading securities, at market value	3,142	–	3,142	(396)	2,746
Spot commodities	95	–	95	439	534
Unrealized gain on swaps, options and forward transactions	22,670	–	22,670	–	22,670
Trading assets	3,331	–	3,331	102	3,433
Securities purchased under agreements to resell, at contract value	26,272	–	26,272	–	26,272
Finance receivables, net of allowance $(571)	23,574	–	23,574	–	23,574
Securities lending collateral, at cost (approximates market value)	49,972	(803)	49,169	–	49,169
Other invested assets	22,527	(56)	22,471	1,088	23,559
Short-term investments, at cost (approximates market value)	16,102	–	16,102	–	16,102
Cash	2,009	–	2,009	–	2,009

Total investments, financial services assets and cash	638,838	886	639,724	566	640,290

Investment income due and accrued	5,588	(32)	5,556	–	5,556
Premiums and insurance balances receivable, net of allowance ($690)	15,137	(349)	14,788	834	15,622
Reinsurance assets	19,958	(101)	19,857	(244)	19,613
Deferred policy acquisition costs	29,736	4	29,740	77	29,817
Investments in partially-owned companies	1,452	44	1,496	(1)	1,495
Real estate and other fixed assets, net of accumulated depreciation ($4,650)	6,192	–	6,192	–	6,192
Separate and variable accounts	57,741	–	57,741	–	57,741
Goodwill	8,601	(45)	8,556	–	8,556
Income tax receivable — current	95	14	109	29	138
Other assets	15,322	961	16,283	(158)	16,125

Total assets	$798,660	$1,382	$800,042	$1,103	$801,145

158 : FORM 10-K/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

2. Restatements of Previously Issued Financial Statements (continued)

CONSOLIDATED BALANCE SHEET (continued)
December 31, 2004

		Initial	As	Additional
		Adjustments	Restated	Adjustments
	As	in the	for the	in the
	Previously	Second	Initial	Second	As
(in millions)	Reported	Restatement	Adjustments	Restatement	Restated

Liabilities:
Reserve for losses and loss expenses	$62,371	$–	$62,371	$(493)	$61,878
Reserve for unearned premiums	23,094	–	23,094	306	23,400
Future policy benefits for life and accident and health insurance contracts	104,737	19	104,756	(16)	104,740
Policyholders’ contract deposits	216,655	(181)	216,474	–	216,474
Other policyholders’ funds	10,280	–	10,280	–	10,280
Reserve for commissions, expenses and taxes	4,583	(44)	4,539	90	4,629
Insurance balances payable	3,703	(17)	3,686	(25)	3,661
Funds held by companies under reinsurance treaties	3,404	–	3,404	–	3,404
Deferred income taxes payable	7,042	(274)	6,768	(180)	6,588
Financial services liabilities:
Borrowings under obligations of guaranteed investment agreements	18,919	–	18,919	–	18,919
Securities sold under agreements to repurchase, at contract value	21,264	2,317	23,581	–	23,581
Trading liabilities	2,304	–	2,304	199	2,503
Securities and spot commodities sold but not yet purchased, at market value	4,866	–	4,866	538	5,404
Unrealized loss on swaps, options and forward transactions	18,132	(521)	17,611	(1,626)	15,985
Trust deposits and deposits due to banks and other depositors	4,248	–	4,248	–	4,248
Commercial paper	6,724	–	6,724	–	6,724
Notes, bonds, loans and mortgages payable	59,663	20	59,683	1,613	61,296
Commercial paper	2,969	–	2,969	–	2,969
Notes, bonds, loans and mortgages payable	5,499	3	5,502	–	5,502
Liabilities connected to trust preferred stock	1,489	–	1,489	–	1,489
Separate and variable accounts	57,741	–	57,741	–	57,741
Minority interest	4,584	–	4,584	247	4,831
Securities lending payable	49,972	–	49,972	–	49,972
Other liabilities	23,611	139	23,750	1,305	25,055

Total liabilities	717,854	1,461	719,315	1,958	721,273

Preferred shareholders’ equity in subsidiary companies	199	–	199	–	199

Shareholders’ equity:
Common stock, $2.50 par value; 5,000,000,000 shares authorized; shares issued – 2,751,327,476	6,878	–	6,878	–	6,878
Additional paid-in capital	1,954	140	2,094	–	2,094
Retained earnings	64,393	(139)	64,254	(786)	63,468
Accumulated other comprehensive income (loss)	9,593	(80)	9,513	(69)	9,444
Treasury stock, at cost — 154,904,286 shares of common stock (including 119,263,196 shares held by subsidiaries)	(2,211)	–	(2,211)	–	(2,211)

Total shareholders’ equity	80,607	(79)	80,528	(855)	79,673

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$798,660	$1,382	$800,042	$1,103	$801,145

FORM 10-K/A :  159

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Restatements of Previously Issued Financial Statements (continued)

CONSOLIDATED BALANCE SHEET
December 31, 2003

		Initial	As	Additional
		Adjustments	Restated for	Adjustments
	As	in the	the	in the
	Previously	Second	Initial	Second	As
(in millions)	Reported	Restatement	Adjustments	Restatement	Restated

Assets:
Investments, financial services assets and cash:
Fixed maturities:
Bonds available for sale, at market value (amortized cost: $287,810)	$300,935	$–	$300,935	$–	$300,935
Bonds held to maturity, at amortized cost (market value: $8,173)	8,037	–	8,037	–	8,037
Bond trading securities, at market value (cost: $252)	282	–	282	–	282
Equity securities:
Common stocks, at market value (cost: $6,614)	7,522	–	7,522	(145)	7,377
Common stocks trading, at market value (cost: $125)	156	–	156	–	156
Preferred stocks, at market value (cost: $1,743)	1,906	–	1,906	–	1,906
Mortgage loans on real estate, net of allowance ($68)	12,328	–	12,328	–	12,328
Policy loans	6,658	–	6,658	–	6,658
Collateral and guaranteed loans, net of allowance ($15)	2,241	–	2,241	1,685	3,926
Financial services assets:
Flight equipment primarily under operating leases, net of accumulated depreciation ($5,458)	30,343	(473)	29,870	–	29,870
Securities available for sale, at market value (cost: $23,131)	24,042	2,028	26,070	(1,132)	24,938
Trading securities, at market value	4,418	–	4,418	(880)	3,538
Spot commodities	250	–	250	(5)	245
Unrealized gain on swaps, options and forward transactions	21,459	–	21,459	–	21,459
Trading assets	2,277	–	2,277	223	2,500
Securities purchased under agreements to resell, at contract value	20,845	–	20,845	–	20,845
Finance receivables, net of allowance ($562)	17,500	–	17,500	–	17,500
Securities lending collateral, at cost (approximates market value)	30,195	(803)	29,392	–	29,392
Other invested assets	18,484	(50)	18,434	(16)	18,418
Short-term investments, at cost (approximates market value)	8,908	–	8,908	–	8,908
Cash	922	–	922	–	922

Total investments, financial services assets and cash	519,708	702	520,410	(270)	520,140

Investment income due and accrued	4,612	(19)	4,593	–	4,593
Premiums and insurance balances receivable, net of allowance ($568)	13,189	(349)	12,840	989	13,829
Reinsurance assets	20,948	(101)	20,847	(202)	20,645
Deferred policy acquisition costs	25,920	3	25,923	71	25,994
Investments in partially-owned companies	1,420	43	1,463	(6)	1,457
Real estate and other fixed assets, net of accumulated depreciation ($4,282)	5,966	–	5,966	–	5,966
Separate and variable accounts	60,536	–	60,536	–	60,536
Goodwill	7,664	(45)	7,619	–	7,619
Other assets	14,190	800	14,990	(167)	14,823

Total assets	$674,153	$1,034	$675,187	$415	$675,602

160 : FORM 10-K/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

2. Restatements of Previously Issued Financial Statements (continued)

CONSOLIDATED BALANCE SHEET (continued)
December 31, 2003

		Initial	As	Additional
		Adjustments	Restated	Adjustments
	As	in the	for the	in the
	Previously	Second	Initial	Second	As
(in millions)	Reported	Restatement	Adjustments	Restatement	Restated

Liabilities:
Reserve for losses and loss expenses	$52,381	$–	$52,381	$(510)	$51,871
Reserve for unearned premiums	20,910	–	20,910	325	21,235
Future policy benefits for life and accident and health insurance contracts	92,912	10	92,922	(7)	92,915
Policyholders’ contract deposits	171,917	(70)	171,847	(19)	171,828
Other policyholders’ funds	9,124	–	9,124	–	9,124
Reserve for commissions, expenses and taxes	4,588	(30)	4,558	87	4,645
Insurance balances payable	2,915	(11)	2,904	(17)	2,887
Funds held by companies under reinsurance treaties	3,043	–	3,043	–	3,043
Income taxes payable:
Current	366	(48)	318	(37)	281
Deferred	4,633	(184)	4,449	(212)	4,237
Financial services liabilities:
Borrowings under obligations of guaranteed investment agreements	15,337	–	15,337	–	15,337
Securities sold under agreements to repurchase, at contract value	15,813	2,080	17,893	–	17,893
Trading liabilities	6,153	–	6,153	200	6,353
Securities and spot commodities sold but not yet purchased, at market value	5,458	–	5,458	215	5,673
Unrealized loss on swaps, options and forward transactions	14,658	(303)	14,355	(1,115)	13,240
Trust deposits and deposits due to banks and other depositors	3,627	–	3,627	–	3,627
Commercial paper	4,715	–	4,715	–	4,715
Notes, bonds, loans and mortgages payable	51,389	(416)	50,973	552	51,525
Commercial paper	1,223	–	1,223	–	1,223
Notes, bonds, loans and mortgages payable	5,863	4	5,867	–	5,867
Liabilities connected to trust preferred stock	1,682	–	1,682	–	1,682
Separate and variable accounts	60,536	–	60,536	–	60,536
Minority interest	3,302	–	3,302	245	3,547
Securities lending payable	30,195	–	30,195	–	30,195
Other liabilities	21,191	89	21,280	1,421	22,701

Total liabilities	603,931	1,121	605,052	1,128	606,180

Preferred shareholders’ equity in subsidiary companies	192	–	192	–	192

Shareholders’ equity:
Common stock, $2.50 par value; 5,000,000,000 shares authorized; shares issued – 2,751,327,476	6,878	–	6,878	–	6,878
Additional paid-in capital	1,913	115	2,028	–	2,028
Retained earnings	55,392	(378)	55,014	(630)	54,384
Accumulated other comprehensive income (loss)	7,244	176	7,420	(83)	7,337
Treasury stock, at cost – 142,880,430 shares of common stock (including 119,250,750 shares held by subsidiaries)	(1,397)	–	(1,397)	–	(1,397)

Total shareholders’ equity	70,030	(87)	69,943	(713)	69,230

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$674,153	$1,034	$675,187	$415	$675,602

FORM 10-K/A :  161

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Restatements of Previously Issued Financial Statements (continued)

The following tables present the effect of the aforementioned adjustments on the Consolidated Statement of Income as a result of the Second Restatement by line item:

CONSOLIDATED STATEMENT OF INCOME
Year Ended December 31, 2004

			As	Additional
		Initial	Restated for	Adjustments
		Adjustments in	the	in the
	As Previously	the Second	Initial	Second	As
(in millions, except per share data)	Reported	Restatement	Adjustments	Restatement	Restated

Revenues:
Premiums and other considerations	$66,593	$5	$66,598	$27	$66,625
Net investment income	18,434	(12)	18,422	43	18,465
Realized capital gains (losses)	(24)	42	18	26	44
Other revenues	12,984	(343)	12,641	(109)	12,532

Total revenues	97,987	(308)	97,679	(13)	97,666

Benefits and expenses:
Incurred policy losses and benefits	58,313	21	58,334	26	58,360
Insurance acquisition and other operating expenses	24,724	(351)	24,373	88	24,461

Total benefits and expenses	83,037	(330)	82,707	114	82,821

Income before income taxes, minority interest and cumulative effect of an accounting change	14,950	22	14,972	(127)	14,845

Income Taxes:
Current	2,676	(90)	2,586	7	2,593
Deferred	1,944	(127)	1,817	(3)	1,814

	4,620	(217)	4,403	4	4,407

Income before minority interest and cumulative effect of an accounting change	10,330	239	10,569	(131)	10,438

Minority interest	(455)	–	(455)	–	(455)

Income before cumulative effect of an accounting change	9,875	239	10,114	(131)	9,983

Cumulative effect of an accounting change, net of tax	(144)	–	(144)	–	(144)

Net Income	$9,731	$239	$9,970	$(131)	$9,839

Earnings per common share:
Basic
Income before cumulative effect of an accounting change	$3.79	$0.09	$3.88	$(0.05)	$3.83
Cumulative effect of an accounting change, net of tax	(0.06)	–	(0.06)	–	(0.06)
Net Income	3.73	0.09	3.82	(0.05)	3.77

Diluted
Income before cumulative effect of an accounting change	$3.75	$0.09	$3.84	$(0.05)	$3.79
Cumulative effect of an accounting change, net of tax	(0.06)	–	(0.06)	–	(0.06)
Net Income	3.69	0.09	3.78	(0.05)	3.73

Average shares outstanding:
Basic	2,606		2,606		2,606
Diluted	2,637		2,637		2,637

162 : FORM 10-K/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

2. Restatements of Previously Issued Financial Statements (continued)

CONSOLIDATED STATEMENT OF INCOME
Year Ended December 31, 2003

		Initial		Additional
		Adjustments	As	Adjustments
	As	in the	Restated for	in the
	Previously	Second	the Initial	Second	As
(in millions, except per share data)	Reported	Restatement	Adjustments	Restatement	Restated

Revenues:
Premiums and other considerations	$54,880	$5	$54,885	$(83)	$54,802
Net investment income	15,468	(7)	15,461	47	15,508
Realized capital gains (losses)	(620)	170	(450)	8	(442)
Other revenues	9,718	(304)	9,414	139	9,553

Total revenues	79,446	(136)	79,310	111	79,421

Benefits and expenses:
Incurred policy losses and benefits	46,145	23	46,168	(134)	46,034
Insurance acquisition and other operating expenses	21,646	(267)	21,379	101	21,480

Total benefits and expenses	67,791	(244)	67,547	(33)	67,514

Income before income taxes, minority interest and cumulative effect of an accounting change	11,655	108	11,763	144	11,907

Income Taxes:
Current	2,786	(44)	2,742	(1)	2,741
Deferred	617	108	725	90	815

	3,403	64	3,467	89	3,556

Income before minority interest and cumulative effect of an accounting change	8,252	44	8,296	55	8,351

Minority interest	(252)	–	(252)	–	(252)

Income before cumulative effect of an accounting change	8,000	44	8,044	55	8,099

Cumulative effect of an accounting change, net of tax	9	–	9	–	9

Net Income	$8,009	$44	$8,053	$55	$8,108

Earnings per common share:
Basic
Income before cumulative effect of an accounting change	$3.07	$0.01	$3.08	$0.02	$3.10
Cumulative effect of an accounting change, net of tax	–	–	–	–	–
Net Income	3.07	0.01	3.08	0.02	3.10

Diluted
Income before cumulative effect of an accounting change	$3.04	$0.01	$3.05	$0.02	$3.07
Cumulative effect of an accounting change, net of tax	–	–	–	–	–
Net Income	3.04	0.01	3.05	0.02	3.07

Average shares outstanding:
Basic	2,610		2,610		2,610
Diluted	2,637		2,637		2,637

FORM 10-K/A :  163

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Restatements of Previously Issued Financial Statements (continued)

CONSOLIDATED STATEMENT OF INCOME
Year Ended December 31, 2002

		Initial	As	Additional
		Adjustments	Restated	Adjustments
	As	in the	for the	in the
	Previously	Second	Initial	Second	As
(in millions, except per share data)	Reported	Restatement	Adjustments	Restatement	Restated

Revenues:
Premiums and other considerations	$44,259	$4	$44,263	$26	$44,289
Net investment income	13,721	(70)	13,651	(58)	13,593
Realized capital gains (losses)	(1,298)	(386)	(1,684)	31	(1,653)
Other revenues	9,778	139	9,917	25	9,942

Total revenues	66,460	(313)	66,147	24	66,171

Benefits and expenses:
Incurred policy losses and benefits	39,987	(14)	39,973	32	40,005
Insurance acquisition and other operating expenses	18,491	(178)	18,313	45	18,358

Total benefits and expenses	58,478	(192)	58,286	77	58,363

Income before income taxes and minority interest	7,982	(121)	7,861	(53)	7,808

Income Taxes:
Current	1,682	124	1,806	2	1,808
Deferred	274	(169)	105	6	111

	1,956	(45)	1,911	8	1,919

Income before minority interest	6,026	(76)	5,950	(61)	5,889

Minority interest	(160)	–	(160)	–	(160)

Net Income	$5,866	$(76)	$5,790	$(61)	$5,729

Earnings per common share:
Basic	$2.25	$(0.03)	$2.22	$(0.02)	$2.20
Diluted	2.22	(0.03)	2.19	(0.02)	2.17

Average shares outstanding:
Basic	2,612		2,612		2,612
Diluted	2,643		2,643		2,643

164 : FORM 10-K/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

2. Restatements of Previously Issued Financial Statements (continued)

The following tables present the effect of the aforementioned adjustments on the summary of Consolidated Statement of Cash Flows as a result of the Second Restatement by line item.

SUMMARY OF CONSOLIDATED STATEMENT OF CASH FLOWS

		Initial	As	Additional
		Adjustments	Restated	Adjustments
	As	in the	for the	in the
Year Ended December 31, 2004	Previously	Second	Initial	Second	As
(in millions)	Reported	Restatement	Adjustments	Restatement	Restated

Net cash provided by operating activities	$35,581	$(435)	$35,146	$(4,430)	$30,716
Net cash used in investing activities	(80,488)	(147)	(80,635)	3,297	(77,338)
Net cash provided by financing activities	45,313	324	45,637	1,080	46,717
Change in cumulative translation adjustments	681	258	939	53	992

Change in cash	1,087	–	1,087	–	1,087
Cash at beginning of year	922	–	922	–	922

Cash at end of year	$2,009	$–	$2,009	$–	$2,009

		Initial	As	Additional
		Adjustments	Restated	Adjustments
	As	in the	for the	in the
Year Ended December 31, 2003	Previously	Second	Initial	Second	As
(in millions)	Reported	Restatement	Adjustments	Restatement	Restated

Net cash provided by operating activities	$33,098	$1,136	$34,234	$(540)	$33,694
Net cash used in investing activities	(59,418)	(819)	(60,237)	(619)	(60,856)
Net cash provided by financing activities	25,330	102	25,432	1,137	26,569
Change in cumulative translation adjustments	747	(419)	328	22	350

Change in cash	(243)	–	(243)	–	(243)
Cash at beginning of year	1,165	–	1,165	–	1,165

Cash at end of year	$922	$–	$922	$–	$922

		Initial	As	Additional
		Adjustments	Restated	Adjustments
	As	in the	for the	in the
Year Ended December 31, 2002	Previously	Second	Initial	Second	As
(in millions)	Reported	Restatement	Adjustments	Restatement	Restated

Net cash provided by operating activities	$18,208	$1,807	$20,015	$171	$20,186
Net cash used in investing activities	(46,962)	(1,320)	(48,282)	(342)	(48,624)
Net cash provided by financing activities	29,252	(489)	28,763	208	28,971
Change in cumulative translation adjustments	(31)	2	(29)	(37)	(66)

Change in cash	467	–	467	–	467
Cash at beginning of year	698	–	698	–	698

Cash at end of year	$1,165	$–	$1,165	$–	$1,165

FORM 10-K/A :  165

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

166 : FORM 10-K/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

3. Segment Information (continued)

(a) The following table summarizes the operations by major operating segment for the years ended December 31, 2004, 2003 and 2002:

	Operating Segments

			Life
			Insurance				Total	Reclassifications
	General		& Retirement	Financial	Asset		Reportable	and
(in millions)	Insurance		Services	Services	Management	Other(a)	Segments	Eliminations	Consolidated

2004 (Restated)
Revenues(b)	$41,961		$43,400	$7,495	$4,714	$96	$97,666	$–	$97,666
Interest expense	9		63	4,041	8	306	4,427	–	4,427
Operating income (loss) before minority interest	3,177	(c)	7,923	2,180	2,125	(560)	14,845	–	14,845
Income taxes (benefits)	616		2,526	654	753	(142)	4,407	–	4,407
Depreciation expense	251		262	1,366	19	137	2,035	–	2,035
Capital expenditures	350		480	4,481	11	207	5,529	–	5,529
Identifiable assets	131,658		447,841	165,995	80,075	79,890	905,459	(104,314)	801,145

2003 (Restated)
Revenues(b)	$33,833		$36,678	$6,242	$3,651	$(983)	$79,421	$–	$79,421
Interest expense	4		68	3,817	8	322	4,219	–	4,219
Operating income (loss) before minority interest	4,502		6,807	1,182	1,316	(1,900)	11,907	–	11,907
Income taxes (benefits)	1,146		2,229	287	465	(571)	3,556	–	3,556
Depreciation expense	204		244	1,261	15	137	1,861	–	1,861
Capital expenditures	284		483	5,461	19	239	6,486	–	6,486
Identifiable assets	117,511		372,126	141,667	64,047	69,988	765,339	(89,737)	675,602

2002 (Restated)
Revenues(b)	$25,600		$31,565	$6,822	$3,467	$(1,283)	$66,171	$–	$66,171
Interest expense	–		76	2,875	11	351	3,313	–	3,313
Operating income (loss) before minority interest(d)	923	(d)	5,181	2,125	1,125	(1,546)	7,808	–	7,808
Income taxes (benefits)	(1)		1,625	647	466	(818)	1,919	–	1,919
Depreciation expense	192		239	1,097	13	145	1,686	–	1,686
Capital expenditures	274		725	4,972	59	150	6,180	–	6,180
Identifiable assets	105,891		289,914	128,104	53,732	59,146	636,787	(75,189)	561,598

(a)	Includes AIG Parent and other operations which are not required to be reported separately.
(b)	Represents the sum of General Insurance net premiums earned, Life Insurance & Retirement Services GAAP premiums, net investment income, Financial Services interest, lease and finance charges, Asset Management advisory and management fees and net investment income with respect to guaranteed investment contracts, and realized capital gains (losses).

(c)	Includes charge of $850 million in fourth quarter 2004 attributable to change in estimate for asbestos and environmental reserves.

(d)	Includes loss reserve charge of $2.1 billion.

FORM 10-K/A :  167

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Segment Information (continued)

(b) The following table summarizes AIG’s General Insurance operations by major internal reporting unit for the years ended December 31, 2004, 2003 and 2002:

	General Insurance

	Domestic							Total	Reclassifications	Total
	Brokerage				Personal	Mortgage	Foreign	Reportable	and	General
(in millions)	Group		Transatlantic		Lines	Guaranty	General	Segment	Eliminations	Insurance

2004 (Restated)
Revenues(a)	$23,332		$3,990		$4,488	$660	$9,473	$41,943	$18	$41,961
Losses & loss expenses incurred	18,808		2,755		3,211	142	5,441	30,357	–	30,357
Underwriting expenses	3,747		953		920	119	2,688	8,427	–	8,427
Underwriting profit (loss)(b)(c)(d)(e)	(1,340)		(47)		160	278	702	(247)	–	(247)
Operating income(c)	777		282		357	399	1,344	3,159	18	3,177
Depreciation expense	122		3		29	3	94	251	–	251
Capital expenditures	115		2		92	7	134	350	–	350
Identifiable assets	81,754		10,605		5,159	2,826	36,055	136,399	(4,741)	131,658

2003 (Restated)
Revenues(a)	$18,091		$3,452		$3,850	$683	$7,787	$33,863	$(30)	$33,833
Losses & loss expenses incurred	13,711		2,233		2,789	110	4,029	22,872	–	22,872
Underwriting expenses	2,606		829		706	122	2,196	6,459	–	6,459
Underwriting profit(b)(c)(d)	387		109		183	264	1,032	1,975	–	1,975
Operating income(c)	1,774		390		355	451	1,562	4,532	(30)	4,502
Depreciation expense	97		3		19	3	82	204	–	204
Capital expenditures	83		2		45	3	151	284	–	284
Identifiable assets	73,516		8,708		4,958	2,879	31,615	121,676	(4,165)	117,511

2002 (Restated)
Revenues(a)	$13,411		$2,616		$3,096	$656	$5,814	$25,593	$7	$25,600
Losses & loss expenses incurred	11,809		1,796		2,497	118	3,392	19,612	–	19,612
Underwriting expenses	2,018		631		578	137	1,701	5,065	–	5,065
Underwriting profit (loss)(b)(c)(d)	(1,627	)(f)	(57	)(f)	(136)	247	491	(1,082)	–	(1,082)
Operating income (loss)(c)	(416	)(f)	189	(f)	21	401	721	916	7	923
Depreciation expense	86		3		27	3	73	192	–	192
Capital expenditures	101		1		38	2	132	274	–	274
Identifiable assets	70,109		7,287		3,222	2,547	26,234	109,399	(3,508)	105,891

(a)	Represents the sum of General Insurance net premiums earned, net investment income and realized capital gains (losses).
(b)	Underwriting profit (loss) is a GAAP measure that represents statutory underwriting profit or loss adjusted primarily for changes in deferred policy acquisition costs.
(c)	Catastrophe losses for 2004 by reporting unit were: DBG $582 million, Personal Lines $25 million, Transatlantic $215 million and Foreign General $232 million. Catastrophe losses for 2003 by reporting unit were: DBG $48 million, Personal Lines $5 million, Transatlantic $4 million and Foreign General $26 million. Catastrophe losses in 2002 by reporting unit were: DBG $20 million and Foreign General $41 million.

(d)	For Foreign General, includes the results of wholly owned AIU agencies.

(e)	Includes charge of $850 million ($700 million for DBG; $150 million for Foreign General) in fourth quarter 2004 attributable to change in estimate for asbestos and environmental reserves.
(f)	Includes loss reserve charge of $2.0 billion and $100 million for DBG and Transatlantic, respectively.

168 : FORM 10-K/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

3. Segment Information (continued)

(c) The following table summarizes AIG’s Life Insurance & Retirement Services operations by major internal reporting unit for the years ended December 31, 2004, 2003 and 2002:

	Life Insurance & Retirement Services

		AIA,		VALIC/				Total Life
	ALICO/	AIRCO	AGLA	AIG Annuity/	Philamlife	Total	Reclassifications	Insurance &
	AIG Star Life/	and Nan	and	AIG	and	Reportable	and	Retirement
(in millions)	AIG Edison Life(a)	Shan	AG Life(b)	SunAmerica(c)	Other	Segment	Eliminations	Services

2004 (Restated)
Revenues(d)	$12,177	$15,450	$8,715	$6,562	$496	$43,400	$–	$43,400
Operating income	2,393	2,371	1,023	2,052	84	7,923	–	7,923
Depreciation expense	101	55	62	37	7	262	–	262
Capital expenditures	308	93	47	29	3	480	–	480
Identifiable assets	102,808	74,647	91,538	183,092	2,630	454,715	(6,874)	447,841

2003 (Restated)
Revenues(d)	$8,958	$13,151	$8,297	$5,822	$450	$36,678	$–	$36,678
Operating income	2,187	1,766	1,233	1,532	89	6,807	–	6,807
Depreciation expense	77	56	68	36	7	244	–	244
Capital expenditures	281	51	91	58	2	483	–	483
Identifiable assets	79,648	61,426	84,094	151,672	2,523	379,363	(7,237)	372,126

2002 (Restated)
Revenues(d)	$7,063	$11,659	$7,264	$5,161	$418	$31,565	$–	$31,565
Operating income	1,632	1,516	739	1,209	85	5,181	–	5,181
Depreciation expense	73	48	71	41	6	239	–	239
Capital expenditures	245	148	56	274	2	725	–	725
Identifiable assets	47,122	49,974	74,726	121,648	2,348	295,818	(5,904)	289,914

(a)	Reflects acquisition of AIG Edison Life in August 2003.

(b)	Includes the life operations of AIG Life Insurance Company and American International Life Assurance Company of New York. 2004 includes a $178 million charge related to a workers compensation quota share reinsurance agreement with Superior National Insurance Company. In addition, in 2004, as part of the business review of Group life/health, approximately $68 million was incurred for reserve strengthening and allowances for receivables. See Note 12(h) herein for additional information.

(c)	“AIG SunAmerica” represents the annuity operations of AIG SunAmerica Life Assurance Company, as well as those of First SunAmerica Life Insurance Company and SunAmerica Life Insurance Company.

(d)	Represents the sum of Life Insurance & Retirement Services GAAP premiums, net investment income and realized capital gains (losses).

FORM 10-K/A :  169

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Segment Information (continued)

(d) The following table summarizes AIG’s Financial Services operations by major internal reporting unit for the years ended December 31, 2004, 2003 and 2002:

	Financial Services

					Total	Reclassifications	Total
	Aircraft	Capital	Consumer		Reportable	and	Financial
(in millions)	Finance	Markets(a)	Finance	Other	Segment	Eliminations	Services

2004 (Restated)
Revenues(b)(c)	$3,136	$1,278	$2,978	$835	$8,227	$(732)	$7,495
Interest expense(c)	993	2,300	705	144	4,142	(101)	4,041
Operating income(c)	642	662	808	90	2,202	(22)	2,180
Depreciation expense	1,273	42	33	18	1,366	–	1,366
Capital expenditures	4,400	29	35	17	4,481	–	4,481
Identifiable assets	33,997	98,303	26,560	13,985	172,845	(6,850)	165,995

2003 (Restated)
Revenues(b)(c)	$2,897	$595	$2,642	$641	$6,775	$(533)	$6,242
Interest expense(c)	895	2,272	619	132	3,918	(101)	3,817
Operating income (loss)(c)	672	(188)	623	80	1,187	(5)	1,182
Depreciation expense	1,139	51	34	37	1,261	–	1,261
Capital expenditures	5,362	42	29	28	5,461	–	5,461
Identifiable assets	31,534	82,270	20,571	11,742	146,117	(4,450)	141,667

2002 (Restated)
Revenues(b)(c)	$2,698	$1,577	$2,473	$569	$7,317	$(495)	$6,822
Interest expense(c)	827	1,363	639	122	2,951	(76)	2,875
Operating income(c)	684	890	507	45	2,126	(1)	2,125
Depreciation expense	964	55	32	46	1,097	–	1,097
Capital expenditures	4,881	38	24	29	4,972	–	4,972
Identifiable assets	27,438	76,711	18,897	10,313	133,359	(5,255)	128,104

(a)	Certain transactions entered into by AIGFP generate tax credits and benefits which are shown in the income tax line on the consolidated statement of income. Thus, this source of income is not reflected in the Revenue and Operating Income categories in the above table. The amount of tax credits and benefits for the years ended December 31, 2004, 2003, and 2002 are $107 million, $123 million, and $96 million, respectively.

(b)	Represents primarily the sum of ILFC aircraft lease rentals, AIGFP hedged financial positions entered into in connection with counterparty transactions and finance charges from consumer finance operations.
(c)	Includes the unrealized gain (loss) attributable to hedging activities that do not qualify for hedge accounting treatment under FAS 133, including the related foreign exchange gains and losses. For 2004, 2003 and 2002, the effect was $(27) million, $49 million and $20 million, respectively, in operating income for Aircraft Finance and $(122) million, $(1.01) billion and $220 million in both revenues and operating income for Capital Markets.

170 : FORM 10-K/A

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

	Geographic Segments

			Other
(in millions)	Domestic(a)	Far East	Foreign	Consolidated

2004 (Restated)
Revenues(b)	$53,827	$27,761	$16,078	$97,666
Real estate and other fixed assets, net of accumulated depreciation	2,341	2,834	1,017	6,192
Flight equipment primarily under operating leases, net of accumulated depreciation	32,130	–	–	32,130

2003 (Restated)
Revenues(b)	$43,221	$22,787	$13,413	$79,421
Real estate and other fixed assets, net of accumulated depreciation	2,539	2,518	909	5,966
Flight equipment primarily under operating leases, net of accumulated depreciation	29,870	–	–	29,870

2002 (Restated)
Revenues(b)	$38,634	$19,097	$8,440	$66,171
Real estate and other fixed assets, net of accumulated depreciation	2,485	2,041	812	5,338
Flight equipment primarily under operating leases, net of accumulated depreciation	26,443	–	–	26,443

(a)	Including revenues from General Insurance operations in Canada of $549 million, $433 million, and $189 million in 2004, 2003, and 2002, respectively.
(b)	Represents the sum of General Insurance net premiums earned, Life Insurance & Retirement Services GAAP premiums, net investment income, Financial Services interest, lease and finance charges, Asset Management advisory and management fees and net investment income with respect to guaranteed investment contracts, and realized capital gains (losses).

FORM 10-K/A :  171

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Deferred Policy Acquisition Costs

The following reflects the policy acquisition costs deferred for amortization against future income and the related amortization charged to income for general and life insurance & retirement services operations:

Years Ended December 31,	2004	2003	2002
(in millions)	(Restated)	(Restated)	(Restated)

General Insurance operations:
Balance at beginning of year	$3,619	$3,072	$2,328

Acquisition costs deferred	6,617	5,223	4,211
Amortization charged to Income	(6,238)	(4,676)	(3,467)

Balance at end of year	$3,998	$3,619	$3,072

Life Insurance & Retirement Services operations:
Balance at beginning of year	$22,375	$18,850	$16,782

Value of business acquired	–	1,538 *	358
Acquisition costs deferred	6,504	5,052	4,450
Amortization charged to Income	(3,551)	(2,778)	(2,184)
Effect of net unrealized losses on securities	(219)	(813)	(951)
Increase due to foreign exchange	710	526	395

Balance at end of year	$25,819	$22,375	$18,850

Total deferred policy acquisition costs	$29,817	$25,994	$21,922

*	Relates to the acquisition of AIG Edison Life in August 2003.

     Included in the above table is the value of business acquired (VOBA), an intangible asset recorded during purchase accounting, which is amortized in a manner similar to deferred acquisition costs. Amortization of VOBA was $407 million, $326 million and $290 million while the unamortized balance was $2.52 billion, $3.17 billion and $2.01 billion for 2004, 2003 and 2002, respectively. The percentage of the unamortized balance of VOBA at 2004 expected to be amortized for 2005 through 2010 by year is: 12.8 percent, 11.3 percent, 10.0 percent, 8.8 percent, and 7.6 percent, respectively, with 49.5 percent being amortized after five years. These projections are based on current estimates for investment, persistency, mortality, and morbidity assumptions.

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

General Insurance premiums written and earned were comprised of the following:

Years Ended December 31,
(in millions)	Written	Earned

2004 (Restated)
Gross premiums	$52,046	$50,203
Ceded premiums	(11,423)	(11,666)

Net premiums	$40,623	$38,537

2003 (Restated)
Gross premiums	$46,938	$42,745
Ceded premiums	(11,907)	(11,439)

Net premiums	$35,031	$31,306

2002 (Restated)
Gross premiums	$36,678	$33,364
Ceded premiums	(9,960)	(9,769)

Net premiums	$26,718	$23,595

     For the years ended December 31, 2004, 2003 and 2002, reinsurance recoveries, which reduced loss and loss expenses incurred, amounted to $12.14 billion, $10.09 billion and $9.62 billion, respectively.

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

172 : FORM 10-K/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

5. Reinsurance (continued)

Life Insurance & Retirement Services GAAP premiums were comprised of the following:

Years Ended December 31,	2004	2003	2002
(in millions)	(Restated)	(Restated)	(Restated)

Gross GAAP premiums	$29,202	$24,448	$21,606
Ceded premiums	(1,114)	(952)	(912)

GAAP premiums	$28,088	$23,496	$20,694

     Life Insurance recoveries, which reduced death and other benefits, approximated $779 million, $651 million and $624 million, respectively, for the years ended December 31, 2004, 2003 and 2002.

Life Insurance in force ceded to other insurance companies was as follows:

Years Ended December 31,	2004	2003	2002
(in millions)	(Restated)	(Restated)	(Restated)

Life Insurance in force	$344,036	$293,064	$278,704

     Life Insurance assumed represented 0.7 percent, 0.1 percent and 0.2 percent of gross Life Insurance in force at December 31, 2004, 2003 and 2002, respectively, and Life Insurance & Retirement Services GAAP premiums assumed represented 2.5 percent, 0.1 percent and 0.2 percent of gross GAAP premiums for the periods ended December 31, 2004, 2003 and 2002, respectively.

Supplemental information for gross loss and benefit reserves net of ceded reinsurance at December 31, 2004 and 2003 follows:

	As	Net of
(in millions)	Reported	Reinsurance

2004 (Restated)
Reserve for losses and loss expenses	$(61,878)	$(47,254)
Future policy benefits for life and accident and health insurance contracts	(104,740)	(103,348)
Reserve for unearned premiums	(23,400)	(20,278)
Reinsurance assets	19,613	–

2003 (Restated)
Reserve for losses and loss expenses	$(51,871)	$(36,228)
Future policy benefits for life and accident and health insurance contracts	(92,915)	(91,710)
Reserve for unearned premiums	(21,235)	(17,871)
Reinsurance assets	20,645	–

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

     AIG generally obtains letters of credit in order to obtain statutory recognition of these intercompany reinsurance transactions. For this purpose, AIG entered into a $2.5 billion syndicated letter of credit facility in December 2004. Letters of credit totaling $2.17 billion were outstanding as of December 31, 2004, and letters of credit for all $2.5 billion were outstanding as of December 31, 2005. The letter of credit facility has a ten-year term, but the facility can be reduced or terminated by the lenders beginning after seven years.

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

FORM 10-K/A :  173

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Reserve for Losses and Loss Expenses and Future Life Policy Benefits and Policyholders’ Contract Deposits

(a) The following analysis provides a reconciliation of the activity in the reserve for losses and loss expenses:

Years Ended December 31,	2004		2003		2002
(in millions)	(Restated)		(Restated)		(Restated)

At beginning of year:
Reserve for losses and loss expenses	$51,871		$46,674		$41,206
Reinsurance recoverable	(15,643)		(17,327)		(15,201)

	36,228		29,347		26,005

Foreign exchange effect	524		580		195
Acquisitions	–		391	(a)	–

Losses and loss expenses incurred:
Current year	26,793		20,509		15,648
Prior years(b)	3,564	(c)	2,363		3,964

Total	30,357		22,872		19,612

Losses and loss expenses paid:
Current year	7,692		6,187		5,458
Prior years	12,163		10,775		11,007

Total	19,855		16,962		16,465

At end of year:
Net reserve for losses and loss expenses	47,254		36,228		29,347
Reinsurance recoverable	14,624		15,643		17,327

Total	$61,878		$51,871		$46,674

(a)	Reflects the opening balances with respect to the GE U.S.-based auto and home insurance business acquired in 2003.
(b)	Includes accretion of discount of $377 million in 2004, $296 million in 2003 and $280 million in 2002.
(c)	Includes fourth quarter charge of $850 million attributable to the change in estimate for asbestos and environmental reserves.

(b) The analysis of the future policy benefits and policyholders’ contract deposits liabilities at December 31, 2004 and 2003 follows:

	2004	2003
(in millions)	(Restated)	(Restated)

Future policy benefits:
Long duration contracts	$101,584	$90,228
Short duration contracts	3,156	2,687

Total	$104,740	$92,915

Policyholders’ contract deposits:
Annuities	$130,524	$107,106
Guaranteed investment contracts (GICs)	46,472	42,146
Corporate life products	2,042	2,149
Universal life	16,771	14,790
Variable products(a)	5,960	–
Variable investment contracts(a)	7,579	–
Other investment contracts	7,126	5,637

Total	$216,474	$171,828

(a)	In 2003, amounts were reported as part of Separate and Variable Account Liabilities. In 2004, adoption of SOP 03-1 requires that amounts be reported as policy holders’ contract deposits. See Note 21 herein.

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

174 : FORM 10-K/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

7. Statutory Financial Data

Statutory surplus and net income for General Insurance and Life Insurance & Retirement Services operations as reported to regulatory authorities were as follows:

Years Ended December 31,
(in millions)	2004		2003		2002

Statutory surplus:
General Insurance	$20,632	(a)	$20,462		$16,765
Life Insurance & Retirement Services	28,609		25,501	(a)	22,716
Statutory net income(b):
General Insurance	3,028	(c)	2,911		277
Life Insurance & Retirement Services	4,474		3,453		2,529

(a)	Restated to reflect effect of the First Restatement.
(b)	Includes net realized capital gains and losses.
(c)	Includes catastrophe losses, net of tax of $660 million.

     In connection with the First Restatement, AIG undertook to examine and evaluate each of the items that have been restated or adjusted in its consolidated GAAP financial statements to determine whether restatement of the previously filed statutory financial statements of its insurance company subsidiaries would be required. In October and early November 2005, AIG completed its audited statutory financial statements for all of the Domestic General Insurance companies. The statutory accounting treatment of the various items requiring adjustment or restatement were reviewed and agreed to with the relevant state insurance regulators in advance of the filings. Adjustments necessary to reflect the cumulative effect on statutory surplus of adjustments relating to years prior to 2004 were made to 2004 opening surplus, and 2004 statutory net income was restated accordingly. Previously reported General Insurance statutory surplus at December 31, 2004 was reduced by approximately $3.5 billion to approximately $20.6 billion.

     The Second Restatement will not require further restatements of the statutory financial statements of AIG’s insurance company subsidiaries, and the state regulators have permitted the Domestic General Insurance companies to record a $724 million reduction to opening statutory surplus as of January 1, 2005 to reflect the effects of the Second Restatement.

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

FORM 10-K/A :  175

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Investment Information (continued)

(b) Net Investment Income: An analysis of the net investment income from the General and Life Insurance & Retirement Services operations follows:

Years Ended December 31,	2004	2003	2002
(in millions)	(Restated)	(Restated)	(Restated)

Fixed maturities	$15,884	$13,710	$11,987
Equity securities	621	484	310
Short-term investments	177	94	179
Interest on mortgage, policy and collateral loans	1,096	1,047	1,034
Other invested assets	1,444	898	689

Total investment income	19,222	16,233	14,199
Investment expenses	757	725	606

Net investment income	$18,465	$15,508	$13,593

(c) Investment Gains and Losses: The realized capital gains (losses) and increase (decrease) in unrealized appreciation of investments were as follows:

Years Ended December 31,	2004	2003	2002
(in millions)	(Restated)	(Restated)	(Restated)

Realized capital gains (losses) on investments:
Fixed maturities	$178	$(222)	$(1,088)
Equity securities	541	(495)	(879)
Other invested assets	(675)	275	314

Realized capital gains (losses)	$44	$(442)	$(1,653)

Increase (decrease) in unrealized appreciation of investments:
Fixed maturities	$1,436	$2,493	$6,209
Equity securities	445	1,354	149
Other invested assets	(13)	312	(420)

Increase (decrease) in unrealized appreciation	$1,868	$4,159	$5,938

The gross gains and gross losses realized on available for sale securities were as follows:

	Gross	Gross
	Realized	Realized
(in millions)	Gains	Losses

2004 (Restated)
Bonds	$1,560	$1,382
Common stocks	774	379
Preferred stocks	173	27

Total	$2,507	$1,788

2003 (Restated)
Bonds	$2,470	$2,692
Common stocks	465	827
Preferred stocks	139	272

Total	$3,074	$3,791

2002 (Restated)
Bonds	$1,856	$2,944
Common stocks	363	1,192
Preferred stocks	12	62

Total	$2,231	$4,198

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

176 : FORM 10-K/A

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

     The carrying value, which approximates market value, of other invested assets as of December 31, 2004 was $23.6 billion, consisting primarily of hedge funds and limited partnerships. Of the $23.6 billion, approximately $6.7 billion relates to investments accounted for on an available for sale basis, with almost all of the remaining investments being accounted for on the equity method of accounting. All of the investments are subject to impairment testing (refer to Note 1(c) herein). Of the investments accounted for as available for sale, the gross unrealized loss as of December 31, 2004 was $520 million, the majority of which represents investments that have been in a continuous unrealized loss position for less than 12 months.

     (h) Securities Available for Sale: AIGFP follows a policy of minimizing interest rate, currency, commodity, and

FORM 10-K/A :  177

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Investment Information (continued)

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

The amortized cost and estimated market value of securities available for sale at December 31, 2004 and 2003 were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
(in millions)	Cost	Gains	Losses	Value

2004 (Restated)
Securities available for sale:
Corporate and bank debt	$15,067	$1,492	$81	$16,478
Foreign government obligations	1,239	134	2	1,371
Asset-backed and collateralized	4,132	424	1	4,555
Preferred stocks	6,651	38	23	6,666
U.S. government obligations	2,082	78	5	2,155

Total	$29,171	$2,166	$112	$31,225

2003 (Restated)
Securities available for sale:
Corporate and bank debt	$9,930	$1,467	$116	$11,281
Foreign government obligations	36	25	–	61
Asset-backed and collateralized	4,443	423	1	4,865
Preferred stocks	6,539	12	8	6,543
U.S. government obligations	2,183	44	39	2,188

Total	$23,131	$1,971	$164	$24,938

The amortized cost and estimated market values of securities available for sale at December 31, 2004, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties (Restated).

		Estimated
	Amortized	Market
(in millions)	Cost	Value

Securities available for sale:
Due in one year or less	$3,857	$4,011
Due after one year through five years	4,582	5,278
Due after five years through ten years	2,498	2,796
Due after ten years	14,102	14,585
Asset-backed and collateralized	4,132	4,555

Total securities available for sale	$29,171	$31,225

     Only an insignificant amount of securities available for sale were below investment grade at December 31, 2004.

(i) Finance Receivables: Finance receivables, net of unearned finance charges, were as follows:

Years Ended December 31,
(in millions)	2004	2003

Real estate loans	$17,069	$11,654
Non-real estate loans	3,462	3,162
Credit card loans	1,226	1,091
Retail sales finance	2,254	1,966
Other loans	134	189

Total finance receivables	24,145	18,062
Allowance for losses	(571)	(562)

Finance receivables, net	$23,574	$17,500

178 : FORM 10-K/A

American International Group, Inc. and Subsidiaries

9. Debt Outstanding

At December 31, 2004, AIG’s net borrowings were $8.50 billion after reflecting amounts not guaranteed by AIG, amounts that were matched borrowings under AIGFP’s obligations of guaranteed investment agreements (GIAs), matched notes and bonds payable, and liabilities connected to trust preferred stock. The following table summarizes borrowings outstanding at December 31, 2004 (Restated):

(in millions)

AIG’s net borrowings	$8,498
Liabilities connected to trust preferred stock	1,489
Borrowings not guaranteed by AIG(a)	45,736
AIGFP:
GIAs	18,919
Matched notes and bonds payable	22,257

Total debt	96,899
Commercial paper	(9,693)
Variable interest entity (VIE) debt(b)	(299)

Total debt, excluding commercial paper and VIE	$86,907

(a)	Includes commercial paper not guaranteed by AIG.
(b)	Represents borrowings of VIEs required to be consolidated under the provisions of FIN 46R.

FORM 10-K/A :  179

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. Debt Outstanding (continued)

Total debt, excluding commercial paper of $9.7 billion and VIE debt of $299 million, at December 31, 2004 (Restated) is shown below with year of payment due in each of the next five years and thereafter.

(in millions)	Total	2005	2006	2007	2008	2009	Thereafter

Borrowings under obligations of GIAs	$18,919	$6,059	$1,863	$937	$714	$506	$8,840

Medium term notes:
AGF(a)	13,709	1,151	2,990	2,275	1,260	1,238	4,795
ILFC(a)	5,972	1,999	934	1,003	903	678	455
AIG	667	555	23	65	–	–	24

Total	20,348	3,705	3,947	3,343	2,163	1,916	5,274

Notes and bonds payable:
AIGFP	22,695	10,513	1,351	575	799	1,747	7,710

ILFC(a):
Notes	12,760	1,451	1,727	2,204	2,548	2,282	2,548
Export credit facility(b)	1,718	305	305	305	305	253	245
Bank financings	1,256	14	714	64	10	454	–

Total ILFC	15,734	1,770	2,746	2,573	2,863	2,989	2,793

AGF(a)	1,585	1,013	–	97	–	399	76

AIG:
Term notes	1,500	–	–	–	500	–	1,000
Zero coupon convertible debt	1,045	–	–	–	–	–	1,045
SAI	435	–	–	100	73	–	262

Total AIG	2,980	–	–	100	573	–	2,307

AGC	1,095	299	–	–	–	–	796

Total	44,089	13,595	4,097	3,345	4,235	5,135	13,682

Loans and mortgages payable:
AIGCFG(a)	792	792	–	–	–	–	–
AIG	349	37	–	225	–	–	87
ILFC(a)(c)	40	40	–	–	–	–	–
AIG Finance (Hong Kong) Limited(a)	49	41	7	–	–	–	1

Total	1,230	910	7	225	–	–	88

Other subsidiaries(a)	832	291	83	–	59	–	399

Liabilities connected to trust preferred stock	1,489	–	–	–	–	–	1,489

Total	$86,907	$24,560	$9,997	$7,850	$7,171	$7,557	$29,772

(a)	AIG does not guarantee these borrowings.
(b)	Reflects future minimum payment for ILFC’s borrowing under the Export Credit Facility.

(c)	Capital lease obligations.

180 : FORM 10-K/A

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

FORM 10-K/A :  181

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. Debt Outstanding (continued)

lion and $100 million of these notes were redeemed, respectively.

     At December 31, 2004, AIG had $25.1 billion of debt securities registered and available for issuance from time to time. However, AIG will be unable to issue registered debt securities until it has filed and had declared effective by the SEC registration statements under the Securities Act of 1933.

(d) Notes and Bonds Payable:

     (i) Notes and Bonds Payable Issued by AIGFP: At December 31, 2004 (Restated), AIGFP’s notes and bonds outstanding, the proceeds of which are invested in a diversified portfolio of securities and derivative transactions, were as follows:

Range of			U.S. Dollar
Maturities		Range of	Carrying
(dollars in millions)	Currency	Interest Rates	Value

2005-2039	U.S. dollar	0.26 - 9.50%	$12,990
2005-2026	United Kingdom pound	4.16 - 7.08	3,965
2005-2033	Euro	0.74 - 10.15	2,876
2005-2008	New Zealand dollar	6.30 - 8.35	1,156
2005-2034	Japanese yen	0.04 - 6.00	1,470
2005-2011	Australian dollar	2.50 - 5.41	94
2005-2024	Swiss francs	0.73 - 1.38	125
2009	Hong Kong dollar	1.30	19

Total			$22,695

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

182 : FORM 10-K/A

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

     As of November 2001, AIG guaranteed the notes and bonds of AGC. During 2002, AGC issued $200 million in notes which matured in March 2003.

(e) Loans and Mortgages Payable: Loans and mortgages payable at December 31, 2004, consisted of the following:

	Uncollateralized	Collateralized
	Loans	Loans and
(in millions)	Payable	Mortgages Payable

ILFC	$–	$40
AIG Finance (Hong Kong) Limited	49	–
AIGCFG	792	–
AIG	269	80
Other subsidiaries	257	575

Total	$1,367	$695

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

FORM 10-K/A :  183

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. Debt Outstanding (continued)

8.125 percent preferred stock issued by American General Institutional Capital B in March 1997, and $500 million liquidation value of 7.57 percent preferred stock issued by American General Institutional Capital A in December 1996.

(g) Revolving Credit Facilities: AIG and AIG Funding are parties to unsecured syndicated revolving credit facilities aggregating $2.75 billion, consisting of $1.375 billion in a 364-day revolving credit facility that expires in July of 2005 and $1.375 billion in a five-year revolving credit facility that expires in July of 2007. The 364-day facility allows for the conversion by AIG of any outstanding loans at expiration into one-year term loans. The facilities can be used for general corporate purposes and also to provide backup for AIG’s commercial paper programs administered by AIG Funding. AIG expects to replace or extend these credit facilities on or prior to their expiration. There were no borrowings outstanding under these facilities as of December 31, 2004.

     AIG obtained waivers from the lenders under these revolving credit facilities providing for the extension of the delivery date of AIG’s consolidated financial statements for year-end 2004 and for the first quarter of 2005 through June 30, 2005.

     AIG is also a party to an unsecured inter-company revolving credit facility provided by certain of its subsidiaries aggregating $2 billion that expires in October of 2005. The facility allows for the conversion of any outstanding loans at expiration into one-year term loans. The facility can be used for general corporate purposes and also to provide backup for AIG’s commercial paper programs. AIG expects to replace or extend this credit facility on or prior to its expiration. There were no borrowings outstanding under the inter-company facility as of December 31, 2004.

     AGF is a party to unsecured syndicated revolving credit facilities aggregating $3.25 billion, consisting of $1.75 billion in a 364-day revolving credit facility that expires in July of 2005 and $1.5 billion in a five-year revolving credit facility that expires in July of 2007. The 364-day facility allows for the conversion by AGF of any outstanding loans at expiration into one-year term loans. The facilities can be used for general corporate purposes and also to provide backup for AGF’s commercial paper programs. AGF expects to replace or extend these credit facilities on or prior to their expiration. There were no borrowings outstanding under these facilities as of December 31, 2004.

     AGF is also a party to several bilateral credit agreements aggregating $260 million at March 31, 2005. The terms and conditions of these agreements are identical to AGF’s 364-day revolving credit facility.

     ILFC is a party to unsecured syndicated revolving credit facilities aggregating $6.0 billion at December 31, 2004. The facilities can be used for general corporate purposes and also to provide backup for ILFC’s commercial paper program and consist of $4.0 billion in a 364-day revolving credit facility that expires in October 2005, with a one-year term out option and $2.0 billion in a five-year revolving credit facility that expires in October 2009. ILFC expects to replace or extend these credit facilities on or prior to their expiration. There were no borrowings outstanding under these facilities as of December 31, 2004.

(h) Interest Expense for All Indebtedness: Total interest expense for all indebtedness, net of capitalized interest, aggregated $4.43 billion in 2004, $4.22 billion in 2003 and $3.31 billion in 2002. Capitalized interest was $59 million in 2004, $52 million in 2003 and $61 million in 2002. Cash distributions on the preferred shareholders’ equity in subsidiary companies of ILFC and liabilities connected to trust preferred stock of AGC subsidiaries are accounted for as interest expense in the consolidated statement of income. The cash distributions for ILFC were approximately $4 million, $4 million, and $5 million for the years ended December 31, 2004, 2003, and 2002, respectively. The cash distributions for AGC subsidiaries were approximately $123 million, $128 million and $129 million for the years ended December 31, 2004, 2003 and 2002, respectively.

10. Preferred Shareholders’ Equity in Subsidiary Companies

As of December 31, 2004, Preferred shareholders’ equity in subsidiary companies represents preferred stocks issued by ILFC, a wholly owned subsidiary of AIG.

     At December 31, 2004, the preferred stock consists of 1,000 shares of market auction preferred stock (MAPS) in two series (Series A and B) of 500 shares each. Each of the MAPS shares has a liquidation value of $100,000 per share and is not convertible. The dividend rate, other than the initial rate, for each dividend period for each series is reset approximately every seven weeks (49 days) on the basis of orders placed in an auction. ILFC repurchased all of the shares of five additional series for their liquidation value in the fourth quarter of 2001 and a sixth in the first six months of 2002. No gains or losses were recognized. During 2001, ILFC extended the term of the Series A to five years at a dividend rate of 5.90 percent. At December 31, 2004, the dividend rate for Series B was 1.87 percent.

184 : FORM 10-K/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

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

     AIG has issued unconditional guarantees with respect to the prompt payment, when due, of all present and future payment obligations and liabilities of AIGFP arising from transactions entered into by AIGFP. Net revenues for the twelve months ended December 31, 2004, 2003 and 2002 from Capital Markets operations were $1.28 billion, $595 million and $1.58 billion, respectively.

(c) At December 31, 2004, ILFC had committed to purchase 371 new and used aircraft deliverable from 2005 through 2010 at an estimated aggregate price of $21.6 billion and had options to purchase six new aircraft deliverable through 2007 at an estimated aggregate purchase price of $361 million. ILFC will be required to find customers for any aircraft acquired, and it must arrange financing for portions of the purchase price of such equipment.

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

FORM 10-K/A :  185

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. Commitments and Contingent Liabilities (continued)

increasing number of new claims. AIG, together with other industry members, has and will continue to litigate the broadening judicial interpretation of policy coverage and the liability issues. If the courts continue in the future to expand the intent of the policies and the scope of the coverage, as they have in the past, additional liabilities would emerge for amounts in excess of reserves held. This emergence cannot now be reasonably estimated, but could have a material effect on AIG’s future operating results. The reserves carried for these claims at December 31, 2004 were $3.53 billion gross; $1.51 billion net including the fourth quarter 2004 adjustment to reflect a change in estimate. See Note 25.

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

(f) On June 27, 2005, AIG entered into agreements (as filed as Exhibits 10(5) and 10(6) to AIG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005) pursuant to which AIG agrees, subject to certain conditions, to (i) make any payment that is not promptly paid with respect to the benefits accrued by certain employees of AIG and its subsidiaries under the SICO Plans (as defined in Note 16) and (ii) make any payment to the extent not promptly paid by Starr with respect to amounts that become payable to certain employees of AIG and its subsidiaries who are also stockholders of Starr after the giving of a notice of repurchase or redemption under Starr’s organizational documents. In January 2006, Starr announced that it had completed its tender offer to purchase interests in Starr and that all eligible shareholders had tendered their shares. As a result of completion of the tender offer, no executive currently holds any Starr interests.

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

(i) Regulators from several states have commenced investigations into insurance brokerage practices related to contingent commissions and other broker-related conduct, such as bid rigging. Various parties, including insureds and shareholders, have also asserted putative class action and other claims against AIG or its subsidiaries alleging, among other things, violations of the antitrust and federal securities laws, and AIG expects that additional claims may be made.

       In February 2006, AIG reached a resolution of claims and matters under investigation with the United States De-

186 : FORM 10-K/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

12. Commitments and Contingent Liabilities (continued)

partment of Justice (DOJ), the Securities and Exchange Commission (SEC), the Office of the New York Attorney General (NYAG) and the New York State Department of Insurance (DOI). These settlements will result in an after-tax charge of approximately $1.15 billion to be recorded in the fourth quarter of 2005.

     The settlements resolved outstanding litigation filed by the SEC, NYAG and DOI against AIG and conclude negotiations with these authorities and the DOJ in connection with the accounting, financial reporting and insurance brokerage practices of AIG and its subsidiaries, as well as claims relating to the underpayment of certain workers compensation premium taxes and other assessments.

     As a result of these settlements, AIG made payments totaling approximately $1.64 billion, $225 million of which represented fines and penalties. A substantial portion of the money will be available to resolve claims asserted in various regulatory and civil proceedings, including shareholder lawsuits.

     Also, as part of the settlements, AIG has agreed to retain for a period of three years an independent consultant who will conduct a review that will include the adequacy of AIG’s internal controls over financial reporting and the remediation plan that AIG has implemented as a result of its own internal review.

     Various federal and state regulatory agencies are reviewing certain other transactions and practices of AIG and its subsidiaries in connection with industry-wide and other inquiries. AIG has cooperated, and will continue to cooperate, with all these investigations, including by producing documents and other information in response to the subpoenas.

     A number of lawsuits have been filed regarding the subject matter of the investigations of insurance brokerage practices, including derivative actions, individual actions and class actions under the federal securities laws, Racketeer Influenced and Corrupt Organizations Act (RICO), Employee Retirement Income Security Act (ERISA) and state common and corporate laws in both federal and state courts, including the United States District Court for the Southern District of New York (Southern District of New York), in the Commonwealth of Massachusetts Superior Court and in Delaware Chancery Court. All of these actions generally allege that AIG and its subsidiaries violated the law by allegedly concealing a scheme to “rig bids” and “steer” business between insurance companies and insurance brokers.

     Since October 19, 2004, AIG or its subsidiaries have been named as a defendant in fifteen complaints that were filed in federal court and two that were originally filed in state court (Massachusetts and Florida) and removed to federal court. These cases generally allege that AIG and its subsidiaries violated federal and various state antitrust laws, as well as federal RICO laws, various state deceptive and unfair practice laws and certain state laws governing fiduciary duties. The alleged basis of these claims is that there was a conspiracy between insurance companies and insurance brokers with regard to the use of contingent commission agreements, bidding practices, and other broker-related conduct concerning coverage in certain sectors of the insurance industry. The Judicial Panel on Multidistrict Litigation entered an order on February 17, 2005 consolidating most of these cases and transferring them to the United States District Court for the District of New Jersey (District of New Jersey). The remainder of these cases have been transferred to the District of New Jersey. On August 15, 2005, the plaintiffs in the multidistrict litigation filed a Corrected First Consolidated Amended Commercial Class Action Complaint, which, in addition to the previously named AIG defendants, names new AIG subsidiaries as defendants. Also on August 15, 2005, AIG and two subsidiaries were named as defendants in a Corrected First Consolidated Amended Employee Benefits Class Action Complaint filed in the District of New Jersey, which asserts similar claims with respect to employee benefits insurance and a claim under ERISA on behalf of putative classes of employers and employees. On November 29, 2005, the AIG defendants, along with other insurer defendants and the broker defendants filed motions to dismiss both the Commercial and Employee Benefits Complaints. Plaintiffs have filed a motion for class certification in the consolidated action. In addition, complaints were filed against AIG and several of its subsidiaries in Massachusetts and Florida state courts, which have both been stayed. In the Florida action, the plaintiff has filed a petition for a writ of certiorari with the District Court of Appeals of the State of Florida, Fourth District with respect to the stay order. On February 9, 2006, a complaint against AIG and several of its subsidiaries was filed in Texas state court, making claims similar to those in the federal cases above.

     In April and May 2005, amended complaints were filed in the consolidated derivative and securities cases, as well as in one of the ERISA lawsuits, pending in the Southern District of New York adding allegations concerning AIG’s accounting treatment for non-traditional insurance products. In September 2005, a second amended complaint was filed in the consolidated securities cases adding allegations concerning AIG’s First Restatement. Also in September 2005, a new securities action complaint was filed in the Southern District of New York, asserting claims premised on the same allegations made in the consolidated cases. Motions to dismiss have been filed

FORM 10-K/A :  187

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. Commitments and Contingent Liabilities (continued)

in the securities actions. In September 2005, a consolidated complaint was filed in the ERISA case pending in the Southern District of New York. Motions to dismiss have been filed in that ERISA case. Also in April 2005, new derivative actions were filed in Delaware Chancery Court, and in July and August 2005, two new derivative actions were filed in the Southern District of New York asserting claims duplicative of the claims made in the consolidated derivative action.

     In July 2005, a second amended complaint was filed in the consolidated derivative case in the Southern District of New York, expanding upon accounting-related allegations, based upon AIG’s First Restatement and, in August 2005, an amended consolidated complaint was filed. In June 2005, the derivative cases in Delaware were consolidated. AIG’s Board of Directors has appointed a special committee of independent directors to review the matters asserted in the derivative complaints. The courts have approved agreements staying the derivative cases pending in the Southern District of New York and in Delaware Chancery Court while the special committee of independent directors performs its work. In September 2005, a shareholder filed suit in the Delaware Chancery Court seeking documents relating to some of the allegations made in the derivative suits. AIG filed a motion to dismiss in October 2005.

     In late 2002, an unrelated derivative action was filed in Delaware Chancery Court in connection with AIG’s transactions with certain entities affiliated with Starr and Starr International Company, Inc. (SICO). In May 2005, the plaintiff filed an amended complaint which adds additional claims premised on allegations relating to insurance brokerage practices and AIG’s non-traditional insurance products. Plaintiffs in that case have agreed to dismiss newly added allegations unrelated to transactions with entities affiliated with Starr and SICO without prejudice to pursuit of these claims in the separate derivative actions described above. On February 16, 2006, the Delaware Chancery Court entered an order dismissing the litigation with prejudice with respect to AIG’s outside directors and dismissing the claims against the remaining AIG defendants without prejudice.

     AIG cannot predict the outcome of the matters described above or estimate the potential costs related to these matters and, accordingly, no reserve is being established in AIG’s financial statements at this time. In the opinion of AIG management, AIG’s ultimate liability for the unresolved matters referred to above is not likely to have a material adverse effect on AIG’s consolidated financial condition, although it is possible that the effect would be material to AIG’s consolidated results of operations for an individual reporting period.

     (j) On July 8, 2005, SICO filed a complaint against AIG in the Southern District of New York. The complaint alleges that AIG is in the possession of items, including artwork, which SICO claims it owns, and seeks an order causing AIG to release those items as well as actual, consequential, punitive and exemplary damages. On September 27, 2005, AIG filed its answer to SICO’s complaint denying SICO’s allegations and asserting counter-claims for breach of contract, unjust enrichment, conversion and breach of fiduciary duty relating to SICO’s breach of its commitment to use its AIG shares for the benefit of AIG and its employees. On October 17, 2005, SICO replied to AIG’s counter-claims and additionally sought a judgment declaring that SICO is neither a control person nor an affiliate of AIG for purposes of Schedule 13D under the Securities Exchange Act of 1934, as amended (the Exchange Act), and Rule 144 under the Securities Act of 1933, as amended (the Securities Act), respectively. AIG responded to the SICO claims on November 7, 2005.

     (k) AIG subsidiaries own interests in certain limited liability companies (LLCs) which invested in six coal synthetic fuel production facilities. The sale of coal synthetic fuel produced by these six facilities generates income tax credits. Since acquiring the facilities, AIG has recognized approximately $734 million of synfuel tax credits through December 31, 2004. One of the conditions a taxpayer must meet to qualify for coal synfuel tax credits is that the synfuel production facility must have been “placed in service” before July 1, 1998. On July 1, 2005 IRS field agents issued notices of proposed adjustment to the LLCs proposing to disallow all of the credits taken by the LLCs during the years 2001 through 2003. The IRS field agents subsequently conceded that one of the facilities was timely placed in service, but contended that none of the other underlying production facilities were placed in service by the statutory deadline. On October 3, 2005, IRS field agents issued 60-day letters to the LLCs proposing to disallow the tax credits taken with respect to synfuel sales by the remaining five production facilities. By letters dated February 17, 2006, the IRS field agents have advised the LLCs that they have, after further review, concluded that all six production facilities were placed in service before July 1, 1998 and that they will withdraw the 60-day letters issued to the LLCs.

     Tax credits generated from the production and sale of synthetic fuel under section 29 of the Internal Revenue Code are subject to an annual phase-out provision that is based on the average wellhead price of domestic crude oil. The price range within which the tax credits are phased-out was origi-

188 : FORM 10-K/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

12. Commitments and Contingent Liabilities (continued)

nally established in 1980 and is adjusted annually for inflation. Depending on the price of domestic crude oil for a particular year, all or a portion of the tax credits generated in that year might be eliminated. Although AIG cannot predict the future price of domestic crude oil for the years 2006 and 2007 (the final year the tax credits are available), AIG does not expect the phase-out provision to affect tax credits generated in 2005. AIG has also entered into hedges designed to mitigate a portion of its future exposure to a sustained high price of oil. However, no assurance can be given as to the effectiveness of the hedging in actually reducing such exposure or whether such hedging will continue.

     (l) AIG understands that some of its employees have received Wells notices in connection with previously disclosed SEC investigations of certain of AIG’s transactions or accounting practices. Under SEC procedures, a Wells notice is an indication that the SEC staff has made a preliminary decision to recommend enforcement action that provides recipients with an opportunity to respond to the SEC staff before a formal recommendation is finalized. AIG anticipates that additional current and former employees could receive similar notices in the future as the regulatory investigations proceed.

     (m) In August 2005, the Bureau of Labor Insurance in Taiwan began to levy a monthly administrative penalty against Nan Shan for not providing its agency leaders a choice between alternative government pension plans. Nan Shan is actively involved with both the Bureau of Labor Insurance and its agency union leaders to resolve the issue of which pension plan is appropriate for the agency leaders. Evaluation of the terms of ultimate settlement, including the required financial benefits to be provided, if any, is dependent upon numerous factors, which include agent choice, past service periods and contractual terms, all of which are being reviewed. Nan Shan has reached an agreement with the agency union and the ultimate liability is not material to AIG’s consolidated financial condition or results of operations.

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

     Spot commodities: Lower of cost or market value.

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

FORM 10-K/A :  189

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13. Fair Value of Financial Instruments (continued)

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

     Securities and spot commodities sold but not yet purchased: The carrying amounts for the securities and spot commodities sold but not yet purchased approximate fair values. Fair values for spot commodities sold short were based on current market prices.

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

The carrying values and fair values of AIG’s financial instruments at December 31, 2004 and 2003 were as follows:

	2004 (Restated)		2003 (Restated)

	Carrying	Fair	Carrying	Fair
(in millions)	Value	Value	Value	Value

Assets:
Fixed maturities	$365,677	$366,174	$309,254	$309,390
Equity securities	17,706	17,706	9,439	9,439
Mortgage loans on real estate, policy and collateral loans	23,484	23,980	22,912	23,752
Securities available for sale	31,225	31,225	24,938	24,938
Trading securities	2,746	2,746	3,538	3,538
Spot commodities	534	534	245	245
Unrealized gain on swaps, options and forward transactions	22,670	22,670	21,459	21,459
Trading assets	3,433	3,433	2,500	2,500
Securities purchased under agreements to resell	26,272	26,272	20,845	20,845
Finance receivables, net of allowance	23,574	24,133	17,500	18,013
Securities lending collateral	49,169	49,169	29,392	29,392
Other invested assets	23,559	23,559	18,418	18,418
Short-term investments	16,102	16,102	8,908	8,908
Cash	2,009	2,009	922	922
Liabilities:
Policyholders’ contract deposits	216,474	212,543	171,828	169,247
Borrowings under obligations of guaranteed investment agreements	18,919	20,897	15,337	17,113
Securities sold under agreements to repurchase	23,581	23,581	17,893	17,893
Trading liabilities	2,503	2,503	6,353	6,353
Securities and spot commodities sold but not yet purchased	5,404	5,404	5,673	5,673
Unrealized loss on swaps, options and forward transactions	15,985	15,985	13,240	13,240
Trust deposits and deposits due to banks and other depositors	4,248	4,553	3,627	3,807
Commercial paper	9,693	9,693	5,938	5,938
Notes, bonds, loans and mortgages payable	66,798	68,700	57,392	59,366

190 : FORM 10-K/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

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

With respect to net income for December 31, 2004, 2003, and 2002, the following table provides a pro forma reconciliation as if AIG had adopted the recognition provisions of FAS 123 at its inception:

	2004	2003	2002
(in millions, except per share data)	(Restated)	(Restated)	(Restated)

Net income, as reported	$9,839	$8,108	$5,729
Add back interest on contingently convertible bonds, net of tax	11	11	10

	9,850	8,119	5,739

Actual stock-based compensation recognized, net of tax	40	16	–

	9,890	8,135	5,739

Pro forma stock-based compensation, net of tax	49	56	55
Actual stock-based compensation recognized, net of tax	40	16	–

Net income, pro forma	$9,801	$8,063	$5,684

Earnings per common share:
Basic:
Net income, as reported	$3.77	$3.10	$2.20
Stock-based compensation, net of tax	(0.02)	(0.02)	(0.03)

Net income, pro forma	$3.75	$3.08	$2.17

Diluted:
Net income, as reported	$3.73	$3.07	$2.17
Stock-based compensation, net of tax	(0.02)	(0.02)	(0.03)

Net income, pro forma	$3.71	$3.05	$2.14

Average shares outstanding:
Basic	2,606	2,610	2,612
Diluted	2,637	2,637	2,643

     AIG uses a binomial model to calculate the fair value of stock option grants. The model uses ten years of historical exercise behavior to account for the early exercise of employee options and five years of historical stock price data to infer the implied volatility. The fair-value model has been refined from time to time since AIG adopted FAS 123 on January 1, 2003, but valuation results have been consistent from one reporting period to the next.

FORM 10-K/A :  191

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Stock Compensation Plans (continued)

     The fair values of stock options granted during the three years ended December 31, 2004, 2003, and 2002 were $80 million, $180 million and $140 million, respectively.

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

(a) Stock Option Plan: The AIG 1999 Stock Option Plan, as amended (the 1999 Plan), provides that options to purchase a maximum of 45,000,000 shares of common stock can be granted to certain key employees and members of the Board of Directors at prices not less than fair market value at the date of grant. The 1999 Plan limits the maximum number of shares as to which stock options may be granted to any employee in any one year to 900,000 shares. Options granted under this Plan expire not more than ten years from the date of the grant. Options with respect to 25,000 shares, 25,000 shares, and 25,000 shares were granted to nonemployee members of the Board of Directors on May 19, 2004, May 14, 2003 and February 10, 2003, respectively. These options become exercisable on the first anniversary of the date of grant, expire ten years from the date of grant, and do not qualify for Incentive Stock Option Treatment under the Section 422 of the Internal Revenue Code (ISO Treatment). The 1999 Plan, and the options previously granted thereunder, were approved by the shareholders at the 2000 Annual Meeting of Shareholders, and certain amendments were approved at the 2003 Annual Meeting of Shareholders. At December 31, 2004, 23,164,449 shares were reserved for future grants under the 1999 Plan. The 1999 Plan superseded the 1991 employee stock option plan (the 1991 Plan) and the previously superseded 1987 employee stock option plan (the 1987 Plan), although outstanding options granted under the 1991 Plan continue in force until exercise or expiration. At December 31, 2004, there were 28,416,552 shares reserved for issuance under the 1999 Plan and the 1991 Plan.

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

192 : FORM 10-K/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

14. Stock Compensation Plans (continued)

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

FORM 10-K/A :  193

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Stock Compensation Plans (continued)

Information about stock options outstanding at December 31, 2004, is summarized as follows:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
	Outstanding	Contractual Life	Price	Exercisable	Price

Range of Exercise Prices:
$ 7.67 - 24.68	9,023,979	1.9 years	$18.23	9,023,979	$18.23
25.99 - 38.23	7,211,758	3.2 years	34.67	7,211,758	34.67
41.23 - 48.70	4,878,421	7.2 years	46.86	2,127,763	46.67
50.19 - 59.99	9,558,798	4.3 years	55.53	9,490,885	55.52
60.13 - 63.95	10,003,856	7.9 years	62.33	4,641,587	61.56
64.01 - 73.87	7,121,482	7.7 years	65.67	3,398,120	66.10
76.07 - 98.00	6,664,709	6.6 years	84.56	4,317,618	85.95

	54,463,003		$51.94	40,211,710	$47.80

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

     AIG’s U.S. retirement plan is a qualified, noncontributory defined benefit plan which is subject to the provisions of the Employee Retirement Income Security Act of 1974. All employees of AIG and most of its subsidiaries and affiliates who are regularly employed in the United States, including certain U.S. citizens employed abroad on a U.S. dollar payroll, and who have attained age 21 and completed twelve months of continuous service are eligible to participate in this plan. An employee with 5 or more years of plan participation is entitled to pension benefits beginning at normal retirement at age 65. Benefits are based upon a percentage of average final compen-

194 : FORM 10-K/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

15. Employee Benefits (continued)

sation multiplied by years of credited service limited to 44 years of credited service. The average final compensation is subject to certain limitations. Employees may elect certain options with respect to receipt of their pension benefits including a joint and survivor annuity. An employee with 10 or more years of plan participation may retire early from age 55 to 64. An early retirement factor is applied resulting in a reduced benefit. If an employee terminates with less than five years of plan participation, the employee forfeits the right to receive any pension benefits accumulated to that time. Annual funding requirements are determined based on the “projected unit credit” cost method, which attributes a pro rata portion of the total projected benefit payable at normal retirement to each year of credited service.

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

     AGC sponsored a voluntary savings plan for its employees, which was merged into the AIG Incentive Savings plan on January 1, 2003.

     HSB sponsored a voluntary savings plan for its employees, which was merged into the AIG Incentive Savings plan on January 1, 2002.

FORM 10-K/A :  195

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. Employee Benefits (continued)

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

196 : FORM 10-K/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

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

FORM 10-K/A :  197

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

198 : FORM 10-K/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

15. Employee Benefits (continued)

Defined benefit pension plan obligations where the accumulated benefit obligation was in excess of the related plan assets at December 31, 2004 and 2003 were as follows:

	2004		2003

	Non-U.S.	U.S.	Non-U.S.	U.S.
(in millions)	Plans	Plans	Plans	Plans

Projected benefit obligation	$1,324	$232	$1,308	$227
Accumulated benefit obligation	1,226	194	1,215	192
Fair value of plan assets	558	9	542	9

(g) Plan Assets: The following table sets forth the change in plan assets as at December 31, 2004 and 2003:

	Pension			Postretirement

	Non-U.S.	U.S.		Non-U.S.	U.S.
(in millions)	Plans	Plans	Total	Plans	Plans	Total

2004
Change in plan assets:
Fair value of plan assets at beginning of year	$591	$2,124	$2,715	$–	$–	$–
Actual return on plan assets net of expenses	40	151	191	–	–	–
AIG contributions	81	61	142	1	16	17
Participant contributions	2	–	2	–	–	–
Benefits paid:
AIG assets	(48)	(8)	(56)	(1)	(16)	(17)
Plan assets	(27)	(71)	(98)	–	–	–
Effect of foreign currency fluctuation	30	–	30	–	–	–
Other*	(45)	(10)	(55)	–	–	–

Fair value of plan assets at end of year	$624	$2,247	$2,871	$–	$–	$–

2003 Change in plan assets:
Fair value of plan assets at beginning of year	$479	$1,697	$2,176	$–	$–	$–
Actual return on plan assets net of expenses	65	340	405	–	–	–
AIG contributions	60	165	225	–	15	15
Participant contributions	4	–	4	–	–	–
Benefits paid:
AIG assets	(41)	(7)	(48)	–	(15)	(15)
Plan assets	(25)	(71)	(96)	–	–	–
Effect of foreign currency fluctuation	49	–	49	–	–	–

Fair value of plan assets at end of year	$591	$2,124	$2,715	$–	$–	$–

*	Approximately $50 million was disbursed as a result of the settlement of certain Japanese plan obligations with the Japanese government.

FORM 10-K/A :  199

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

     AIG contributed $393 million during 2005 to its pension plans.

The expected future benefit payments, net of participants’ contributions with respect to the defined benefit pension plans and other postretirement benefit plans, are as follows:

	Pension		Postretirement

	Non-U.S.	U.S.	Non-U.S.	U.S.
(in millions)	Plans	Plans	Plans	Plans

2005	$ 69	$ 95	$1	$17
2006	70	102	1	17
2007	71	110	1	18
2008	79	118	1	18
2009	86	127	1	18
2010-2014	438	807	6	95

200 : FORM 10-K/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

15. Employee Benefits (continued)

(i) Net Periodic Benefit Costs: The following table presents the components of the net periodic benefit costs with respect to pensions and other benefits for the years ended December 31, 2004, 2003 and 2002:

	Pensions			Postretirement

	Non-U.S.	U.S.		Non-U.S.	U.S.
(in millions)	Plans	Plans	Total	Plans	Plans	Total

2004
Components of net periodic benefit cost:
Service cost	$59	$101	$160	$3	$6	$9
Interest cost	33	147	180	2	14	16
Expected return on assets	(22)	(170)	(192)	–	–	–
Amortization of prior service cost	(8)	–	(8)	–	(7)	(7)
Amortization of transitional liability	2	–	2	–	–	–
Recognition of net actuarial (gains)/losses	15	53	68	11	2	13
Other*	(24)	–	(24)	3	–	3

Net periodic benefit cost	$55	$131	$186	$19	$15	$34

2003
Components of net periodic benefit cost:
Service cost	$52	$79	$131	$1	$4	$5
Interest cost	33	151	184	1	15	16
Expected return on assets	(18)	(145)	(163)	–	–	–
Amortization of prior service cost	(3)	4	1	–	(6)	(6)
Amortization of transitional liability	2	1	3	–	–	–
Recognition of net actuarial (gains)/losses	19	61	80	–	1	1
Other	(26)	–	(26)	–	–	–

Net periodic benefit cost	$59	$151	$210	$2	$14	$16

2002
Components of net periodic benefit cost:
Service cost	$48	$74	$122	$1	$4	$5
Interest cost	30	141	171	1	16	17
Expected return on assets	(19)	(176)	(195)	–	–	–
Amortization of prior service cost	–	2	2	–	(6)	(6)
Amortization of transitional liability	2	1	3	–	–	–
Recognition of net actuarial (gains)/losses	15	3	18	–	–	–
Other	(10)	3	(7)	–	1	1

Net periodic benefit cost	$66	$48	$114	$2	$15	$17

*	The reduction resulted from transferring to the Japanese government certain Japanese plan obligations approximating $50 million reduced by approximately $26 million loss incurred with respect to the settlement of those obligations.

FORM 10-K/A :  201

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

     Compensation expense with respect to the SICO Plans aggregated $62 million, $280 million and $(168) million for 2004, 2003 and 2002, respectively.

202 : FORM 10-K/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

17. Leases

(a) AIG and its subsidiaries occupy leased space in many locations under various long-term leases and have entered into various leases covering the long-term use of data processing equipment.

At December 31, 2004, the future minimum lease payments under operating leases were as follows:

(in millions)

2005	$ 543
2006	405
2007	303
2008	242
2009	263
Remaining years after 2009	926

Total	$2,682

     Rent expense approximated $568 million, $524 million, and $503 million for the years ended December 31, 2004, 2003, and 2002 respectively.

(b) Minimum future rental income on noncancelable operating leases of flight equipment which have been delivered at December 31, 2004 was as follows:

(in millions)

2005	$ 2,817
2006	2,474
2007	2,085
2008	1,672
2009	1,292
Remaining years after 2009	3,066

Total	$13,406

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

FORM 10-K/A :  203

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

     As of December 31, 2004, AIG’s consolidated balance sheet included approximately $8.1 billion of assets and liabilities connected to entities consolidated under FIN46R.

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

204 : FORM 10-K/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

19. Variable Interest Entities (continued)

     As a result of AIG’s internal review, certain entities, including Union Excess and Richmond, were determined to be VIEs and were consolidated in AIG’s consolidated financial statements. See Note 2 herein.

     AIGFP is involved with various special purpose vehicles in the ordinary course of business that may be deemed VIEs and may hold variable interests therein. The variable interests that AIGFP may hold include debt securities, equity interests, loans, derivative instruments and other credit support arrangements. Transactions associated with these entities include an asset-backed commercial paper conduit, asset securitizations, collateralized debt obligations, investment vehicles and other structured financial transactions. AIGFP engages in these transactions to facilitate client needs, for investment purposes and to obtain attractive funding.

     As of December 31, 2004, AIGFP was the primary beneficiary in the following VIEs:

—	An asset-backed commercial paper conduit, with which it entered into several total return swaps covering all the conduit’s assets that absorb the majority of the expected losses of the entity. The total assets of the conduit that serve as collateral to the conduit’s obligations that are reflected in AIG’s consolidated balance sheet at December 31, 2004 were $1.1 billion.

—	Several structured financing transactions for which AIGFP held the first loss position either by investing in the equity or preferred stock of the entity or implicitly through a lending or derivative arrangement. The total assets of these entities that are reflected in AIG’s consolidated balance sheet at December 31, 2004 were $1.6 billion. The obligations of these entities are paid solely from the cash flows of the assets held by the VIEs.

     AIGFP has significant variable interests in various transactions where AIGFP is not the primary beneficiary These transactions consist principally of principal protected products, asset securitizations, and other structured financings, in which AIGFP owns an investment interest or is a financial derivatives provider. At December 31, 2004, the total assets of these entities were $18.1 billion. AIGFP’s maximum exposure to loss in these transactions at December 31, 2004 was $8.5 billion in the aggregate.

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

FORM 10-K/A :  205

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

20. Derivatives (continued)

     The timing and the amount of cash flows relating to Capital Markets foreign exchange forwards and exchange traded futures and options contracts are determined by each of the respective contractual agreements.

The following table presents the contractual and notional amounts by maturity and type of derivative of Capital Markets derivatives portfolio at December 31, 2004 and 2003:

	Remaining Life of Notional Amount*

	One	Two Through	Six Through	After Ten	Total
(in millions)	Year	Five Years	Ten Years	Years	2004	Total
						2003

Capital Markets interest rate, currency and equity swaps and swaptions:
Notional amount:
Interest rate swaps	$192,785	$470,233	$176,074	$19,641	$858,733	$756,936
Currency swaps	41,475	144,854	67,298	21,839	275,466	226,222
Swaptions, equity and commodity swaps	50,123	43,939	24,748	32,979	151,789	193,514

Total	$284,383	$659,026	$268,120	$74,459	$1,285,988	$1,176,672

*	Notional amount is not representative of either market risk or credit risk and is not recorded on the consolidated balance sheet.

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

The following table presents Capital Markets futures, forward and option contracts portfolio by maturity and type of derivative at December 31, 2004 and 2003:

	Remaining Life

	One	Two Through	Six Through	After Ten	Total
(in millions)	Year	Five Years	Ten Years	Years	2004	Total
						2003

Futures, forward and options contracts:
Exchange traded futures and options contracts contractual amount	$24,986	$2,366	$104	–	$27,456	$17,840
Over the counter forward contracts contractual amount	266,634	10,179	1,122	–	277,935	233,073

Total	$291,620	$12,545	$1,226	–	$305,391	$250,913

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

     In certain cases, the credit risk associated with a designated portfolio is tranched into different layers of risk, which are then analyzed and rated by the credit rating agencies. Typically, there will be an equity layer covering the first credit losses in respect of the portfolio up to a specified percentage of the total portfolio, and then successive layers that are rated, generally a BBB-rated layer, an A-rated layer, an AA-rated layer, and an AAA-rated layer. In transactions that are rated, the risk layer or tranche that is immediately junior to the threshold level above which AIGFP’s payment obligation would arise is rated AAA by the rating agencies. In transactions that are not rated, AIGFP applies the same risk criteria for setting the threshold level for its payment obligations. Therefore the risk layer assumed by AIGFP with respect to the designated portfolio in these transactions is often called the “super senior” risk layer, defined as the layer of credit risk senior to a risk layer that has been rated AAA by the credit rating agencies or if the transaction is not

206 : FORM 10-K/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

20. Derivatives (continued)

rated, equivalent thereto. For example, in a transaction with an equity layer covering credit losses from zero to two percent of the total portfolio, a BBB-rated layer covering credit losses from two to four percent, an A-rated layer from four to six percent, an AA-rated layer from six to eight percent, and a AAA-rated layer from eight to 11 percent. AIGFP would cover credit losses arising in respect of the portfolio that exceeded an 11 percent first loss threshold amount and thereby bear risk that is senior to the AAA-rated risk layer.

     AIGFP continually monitors the underlying portfolios to determine whether the credit loss experience for any particular portfolio has caused the likelihood of AIGFP having a payment obligation under the transaction to be super senior risk. AIGFP maintains the ability opportunistically to hedge specific securities in a portfolio and thereby further limit its exposure to loss and has hedged outstanding transactions in this manner on occasion. AIGFP has never had a payment obligation under these credit derivatives transactions where AIGFP is providing credit protection on the super senior risk. Furthermore, based on portfolio credit losses experienced as of December 31, 2004 under all such outstanding transactions, no transaction has experienced credit losses in an amount that has made the likelihood of AIGFP having to make a payment, in AIGFP’s view, to be greater than remote, even in severe recessionary market scenarios. At December 31, 2004, the notional amount with respect to the Capital Markets credit derivative portfolio was $290.3 billion.

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

Capital Markets determines counterparty credit quality by reference to ratings from independent rating agencies or, where such ratings are not available, by internal analysis. At December 31, 2004 and 2003, the counterparty credit quality with respect to the fair value of Capital Markets derivatives portfolios were as follows:

	Fair Value

	Total	Total
(in millions)	2004	2003

Counterparty credit quality:
AAA	$ 9,185	$ 9,160
AA	7,244	6,105
A	4,448	4,461
BBB	1,193	1,127
Below investment grade	600	120
Other	–	486

Total	$22,670	$21,459

At December 31, 2004 and 2003, the counterparty breakdown by industry with respect to the fair value of Capital Markets derivatives portfolio was as follows:

	Fair Value

	Total	Total
(in millions)	2004	2003

Non-U.S. banks	$ 7,163	$ 5,869
Insured municipalities	543	607
U.S. industrials	2,139	1,884
Governmental	1,387	959
Non-U.S. financial service companies	1,511	919
Non-U.S. industrials	2,377	1,952
Special purpose	4,937	4,265
U.S. banks	773	623
U.S. financial service companies	1,726	3,836
Supranationals	114	59
Other	–	486

Total	$22,670	$21,459

FORM 10-K/A :  207

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

20. Derivatives (continued)

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

208 : FORM 10-K/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

AIG has set forth below selected quarterly financial data for the years ended December 31, 2004 (as restated) and 2003 (as restated). Because certain of the data set forth in the following tables has been restated from amounts in the First Restatement for the applicable period, the following tables reconcile the quarterly information presented with those from the First Restatement.

     See Note 2 herein for a description of the adjustments reflected in the restated financial statements.

FORM 10-K/A :  209

22.	Restated Quarterly Financial Information (Unaudited) (continued)

The following quarterly financial information is unaudited. See Note 2 herein for a description of the Restatements.

	March 31, 2004		June 30, 2004		September 30, 2004

Consolidated Balance Sheets	Previously		Previously		Previously
(in millions)	Reported	Restated	Reported	Restated	Reported	Restated

Assets:
Investments, financial services assets and cash:
Fixed maturities:
Bonds available for sale, at market value	$319,182	$319,182	$314,926	$314,926	$330,735	$330,735
Bonds held to maturity, at amortized cost	9,823	9,823	12,877	12,877	15,415	15,415
Bond trading securities, at market value	1,966	1,966	1,793	1,793	2,399	2,399
Equity securities:
Common stocks, at market value	8,467	8,322	7,786	7,641	8,833	8,688
Common stocks trading, at market value	4,062	4,062	4,780	4,780	5,402	5,402
Preferred stocks, at market value	2,045	2,045	1,813	1,813	1,915	1,915
Mortgage loans on real estate, net of allowance	12,251	12,251	12,488	12,488	12,866	12,866
Policy loans	6,825	6,825	6,747	6,747	6,784	6,784
Collateral and guaranteed loans, net of allowance	2,210	3,564	2,226	3,540	2,189	3,216
Financial services assets:
Flight equipment primarily under operating leases, net of accumulated depreciation	30,807	30,306	31,970	31,427	32,180	31,644
Securities available for sale, at market value	26,260	27,369	25,159	26,168	27,026	28,443
Trading securities, at market value	5,381	4,997	4,096	3,695	4,038	3,639
Spot commodities	183	178	687	685	133	358
Unrealized gain on swaps, options and forward transactions	21,309	21,309	18,852	18,852	20,652	20,652
Trading assets	1,613	1,802	1,136	1,221	2,083	2,204
Securities purchased under agreements to resell, at contract value	19,026	19,026	23,335	23,335	31,029	31,029
Finance receivables, net of allowance	18,385	18,385	20,239	20,239	21,436	21,436
Securities lending collateral, at cost (approximates market value)	40,695	39,892	46,893	46,090	53,803	53,000
Other invested assets	20,568	20,492	21,730	21,656	22,901	22,829
Short-term investments, at cost (approximates market value)	16,766	16,766	16,142	16,142	14,668	14,668
Cash	1,920	1,920	2,033	2,033	2,072	2,072

Total investments, financial services assets and cash	569,744	570,482	577,708	578,148	618,559	619,394
Investment income due and accrued	4,999	4,978	5,041	5,018	5,487	5,463
Premiums and insurance balances receivable, net of allowance	14,672	15,366	15,103	15,657	15,334	15,879
Reinsurance assets	21,359	21,048	20,757	20,432	20,286	19,951
Deferred policy acquisition costs	26,196	26,271	28,422	28,499	28,175	28,254
Investments in partially owned companies	1,503	1,542	1,557	1,593	1,364	1,400
Real estate and other fixed assets, net of accumulated depreciation	5,960	5,960	5,920	5,920	5,962	5,962
Separate and variable accounts	51,962	51,962	52,981	52,981	52,664	52,664
Goodwill	7,714	7,669	8,164	8,119	8,396	8,351
Other assets	14,969	15,628	14,079	14,753	13,798	14,476

Total assets	$719,078	$720,906	$729,732	$731,120	$770,025	$771,794

210 : FORM 10-K/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

22.	Restated Quarterly Financial Information (Unaudited) (continued)

	March 31, 2004		June 30, 2004		September 30, 2004

Consolidated Balance Sheets	Previously		Previously		Previously
(in millions)	Reported	Restated	Reported	Restated	Reported	Restated

Liabilities:
Reserve for losses and loss expenses	$54,218	$53,701	$55,640	$55,095	$58,509	$58,009
Reserve for unearned premiums	22,180	22,510	22,956	23,311	23,378	23,692
Future policy benefits for life and accident and health insurance contracts	94,470	94,474	94,867	94,878	97,963	97,981
Policyholders’ contract deposits	193,317	193,197	200,954	200,885	208,431	208,299
Other policyholders’ funds	9,597	9,597	9,540	9,540	9,710	9,710
Reserve for commissions, expenses and taxes	5,033	5,036	4,137	4,143	4,573	4,581
Insurance balances payable	3,729	3,697	3,591	3,556	3,700	3,662
Funds held by companies under reinsurance treaties	3,145	3,145	3,419	3,419	3,439	3,439
Income taxes payable:
Current	1,723	1,705	1,540	1,659	1,573	1,456
Deferred	5,917	5,481	2,469	2,040	5,657	5,264
Financial services liabilities:
Borrowings under obligations of guaranteed investment agreements	15,414	15,414	16,484	16,484	18,461	18,461
Securities sold under agreements to repurchase, at contract value	16,201	18,153	18,129	19,867	20,579	22,478
Trading liabilities	4,817	5,017	4,534	4,734	2,651	2,851
Securities and spot commodities sold but not yet purchased, at market value	5,227	5,429	5,140	5,239	4,895	5,259
Unrealized loss on swaps, options and forward transactions	14,199	13,229	12,770	11,162	16,434	15,502
Trust deposits and deposits due to banks and other depositors	3,635	3,635	3,819	3,819	3,769	3,769
Commercial paper	5,294	5,294	5,704	5,704	6,059	6,059
Notes, bonds, loans and mortgages payable	52,954	53,168	54,587	55,170	57,930	58,430
Commercial paper	2,519	2,519	2,946	2,946	3,165	3,165
Notes, bonds, loans and mortgages payable	5,797	5,800	5,821	5,824	5,599	5,602
Liabilities connected to trust preferred stock	1,682	1,682	1,681	1,681	1,488	1,488
Separate and variable accounts	51,962	51,962	52,981	52,981	52,664	52,664
Minority interest	3,778	4,023	3,961	4,207	4,182	4,428
Securities lending payable	40,695	40,695	46,893	46,893	53,803	53,803
Other liabilities	25,638	27,229	23,687	25,147	23,669	25,122

Total liabilities	643,141	645,792	658,250	660,384	692,281	695,174

Preferred shareholders’ equity in subsidiary companies	193	193	192	192	193	193

Shareholders’ equity:
Common stock	6,878	6,878	6,878	6,878	6,878	6,878
Additional paid-in capital	1,926	2,046	1,938	2,063	1,962	2,092
Retained earnings	57,779	56,712	60,259	59,597	63,300	62,052
Accumulated other comprehensive income	10,588	10,712	3,859	3,650	7,117	7,111
Treasury stock, at cost	(1,427)	(1,427)	(1,644)	(1,644)	(1,706)	(1,706)

Total shareholders’ equity	75,744	74,921	71,290	70,544	77,551	76,427

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$719,078	$720,906	$729,732	$731,120	$770,025	$771,794

FORM 10-K/A :  211

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

22.	Restated Quarterly Financial Information (Unaudited) (continued)

	March 31, 2003		June 30, 2003		September 30, 2003

Consolidated Balance Sheets	Previously		Previously		Previously
(in millions)	Reported	Restated	Reported	Restated	Reported	Restated

Assets:
Investments, financial services assets and cash:
Fixed maturities:
Bonds available for sale, at market value	$254,263	$254,263	$268,385	$268,385	$285,304	$285,304
Bonds held to maturity, at amortized cost	1,700	1,700	4,181	4,181	6,784	6,784
Bond trading securities, at market value	991	991	–	–	–	–
Equity securities:
Common stocks, at market value	5,364	5,219	5,731	5,586	6,783	6,638
Common stocks trading, at market value	1	1	2	2	2	2
Preferred stocks, at market value	1,771	1,771	1,816	1,816	1,838	1,838
Mortgage loans on real estate, net of allowance	11,693	11,693	11,837	11,837	12,174	12,174
Policy loans	6,064	6,064	6,097	6,097	6,526	6,526
Collateral and guaranteed loans, net of allowance	2,301	3,784	2,240	3,783	2,493	4,075
Financial services assets:
Flight equipment primarily under operating leases, net of accumulated depreciation	28,206	27,784	29,628	29,161	29,370	28,894
Securities available for sale, at market value	26,941	27,101	26,751	27,146	24,845	25,582
Trading securities, at market value	7,209	6,320	8,089	7,200	4,344	3,459
Spot commodities	606	606	612	612	324	322
Unrealized gain on swaps, options and forward transactions	15,467	15,467	15,133	15,133	17,195	17,195
Trading assets	3,055	3,272	4,532	4,713	3,951	4,076
Securities purchased under agreements to resell, at contract value	16,375	16,375	19,945	19,945	16,026	16,026
Finance receivables, net of allowance	15,663	15,663	15,846	15,846	16,643	16,643
Securities lending collateral, at cost (approximates market value)	25,924	25,574	25,305	24,955	27,128	26,778
Other invested assets	17,272	17,209	16,111	16,049	17,480	17,419
Short-term investments, at cost (approximates market value)	14,231	14,231	13,176	13,176	14,389	14,389
Cash	660	660	835	835	949	949

Total investments, financial services assets and cash	455,757	455,748	476,252	476,458	494,548	495,073
Investment income due and accrued	4,213	4,199	4,223	4,208	4,713	4,696
Premiums and insurance balances receivable, net of allowance	13,038	13,395	14,100	14,542	13,577	14,208
Reinsurance assets	23,127	22,849	22,445	22,154	22,240	21,943
Deferred policy acquisition costs	22,386	22,462	21,849	21,924	24,121	24,195
Investments in partially owned companies	1,321	1,361	1,399	1,438	1,401	1,444
Real estate and other fixed assets, net of accumulated depreciation	5,390	5,390	5,536	5,536	5,803	5,803
Separate and variable accounts	45,954	45,954	52,107	52,107	54,147	54,147
Goodwill	6,216	6,171	6,170	6,125	7,886	7,841
Income tax receivable — current	–	–	–	–	–	–
Other assets	11,386	11,621	13,024	13,231	13,616	13,837

Total assets	$588,788	$589,150	$617,105	$617,723	$642,052	$643,187

212 : FORM 10-K/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

22.	Restated Quarterly Financial Information (Unaudited) (continued)

	March 31, 2003		June 30, 2003		September 30, 2003

Consolidated Balance Sheets	Previously		Previously		Previously
(in millions)	Reported	Restated	Reported	Restated	Reported	Restated

Liabilities:
Reserve for losses and loss expenses	$47,898	$47,441	$48,893	$48,427	$50,563	$50,072
Reserve for unearned premiums	17,762	18,049	19,225	19,520	20,379	20,691
Future policy benefits for life and accident and health insurance contracts	75,655	75,653	78,144	78,149	86,728	86,738
Policyholders’ contract deposits	146,852	146,764	149,982	149,825	166,530	166,374
Other policyholders’ funds	7,900	7,900	7,804	7,804	8,761	8,761
Reserve for commissions, expenses and taxes	3,445	3,460	3,586	3,606	3,706	3,735
Insurance balances payable	3,800	3,786	3,887	3,871	3,633	3,615
Funds held by companies under reinsurance treaties	2,603	2,603	2,709	2,709	2,708	2,708
Income taxes payable:
Current	104	120	101	182	106	56
Deferred	4,396	3,834	6,529	5,932	5,018	4,540
Financial services liabilities:
Borrowings under obligations of guaranteed investment agreements	15,029	15,029	14,637	14,637	14,094	14,094
Securities sold under agreements to repurchase, at contract value	11,664	12,856	10,815	12,293	11,549	13,369
Trading liabilities	2,768	2,968	4,687	4,887	4,219	4,419
Securities and spot commodities sold but not yet purchased, at market value	9,906	10,062	13,009	13,175	5,241	5,355
Unrealized loss on swaps, options and forward transactions	12,954	12,786	12,110	11,809	13,475	13,184
Trust deposits and deposits due to banks and other depositors	2,993	2,993	3,383	3,383	3,555	3,555
Commercial paper	7,812	7,812	6,957	6,957	4,777	4,777
Notes, bonds, loans and mortgages payable	44,139	42,937	47,854	46,498	50,082	49,114
Commercial paper	3,229	3,229	2,383	2,383	2,846	2,846
Notes, bonds, loans and mortgages payable	4,412	4,416	5,540	5,544	5,616	5,620
Liabilities connected to trust preferred stock	–	–	–	–	1,682	1,682
Separate and variable accounts	45,955	45,955	52,107	52,107	54,147	54,147
Minority interest	1,618	1,862	1,779	2,023	1,773	2,018
Securities lending payable	25,924	25,924	25,305	25,305	27,128	27,128
Other liabilities	26,442	27,467	26,012	27,141	26,380	27,791

Total liabilities	525,260	525,906	547,438	548,167	574,696	576,389

Preferred shareholders’ equity in subsidiary companies	1,782	1,782	1,782	1,782	186	186

Shareholders’ equity:
Common stock	6,878	6,878	6,878	6,878	6,878	6,878
Additional paid-in capital	1,737	1,844	1,800	1,908	1,859	1,969
Retained earnings	49,369	48,478	51,140	50,291	53,452	52,300
Accumulated other comprehensive income	5,156	5,656	9,434	10,064	6,405	6,889
Treasury stock, at cost	(1,394)	(1,394)	(1,367)	(1,367)	(1,424)	(1,424)

Total shareholders’ equity	61,746	61,462	67,885	67,774	67,170	66,612

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$588,788	$589,150	$617,105	$617,723	$642,052	$643,187

FORM 10-K/A :  213

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

22.	Restated Quarterly Financial Information (Unaudited) (continued)

Consolidated Statements of Income	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	March 31, 2004		June 30, 2004		September 30, 2004		December 31, 2004

	Previously		Previously		Previously		Previously
(in millions, except per share data)	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated

Revenues:
Premiums and other considerations	$15,982	$15,979	$16,196	$16,175	$17,236	$17,281	$17,179	$17,190
Net investment income	4,575	4,600	4,491	4,541	4,502	4,509	4,866	4,815
Realized capital gains (losses)	115	(86)	(141)	89	136	(78)	(134)	119
Other revenues	2,703	2,729	2,959	3,284	4,315	3,602	3,007	2,917

Total revenues	23,375	23,222	23,505	24,089	26,189	25,314	24,918	25,041

Benefits and expenses:
Incurred policy losses and benefits	13,597	13,590	13,504	13,480	15,160	15,217	16,052	16,073
Insurance acquisition and other operating expenses	5,839	5,790	6,028	5,960	6,123	6,041	6,734	6,670

Total benefits and expenses	19,436	19,380	19,532	19,440	21,283	21,258	22,786	22,743

Income before taxes, minority interest and cumulative effect of an accounting change	3,939	3,842	3,973	4,649	4,906	4,056	2,132	2,298

Income taxes:
Current	1,322	1,345	951	1,092	432	201	(29)	(45)
Deferred	(153)	(215)	267	372	1,096	1,064	734	593

	1,169	1,130	1,218	1,464	1,528	1,265	705	548

Income before minority interest and cumulative effect of an accounting change	2,770	2,712	2,755	3,185	3,378	2,791	1,427	1,750

Minority interest	(70)	(70)	(105)	(105)	(142)	(142)	(138)	(138)

Income before cumulative effect of an accounting change	2,700	2,642	2,650	3,080	3,236	2,649	1,289	1,612

Cumulative effect of an accounting change, net of tax	(144)	(144)	–	–	–	–	–	–

Net income	$2,556	$2,498	$2,650	$3,080	$3,236	$2,649	$1,289	$1,612

Earnings per common share:
Basic
Income before cumulative effect of an accounting change	$1.04	$1.01	$1.02	$1.19	$1.24	$1.01	$0.49	$0.62
Cumulative effect of an accounting change, net of taxes	(0.06)	(0.06)	–	–	–	–	–	–
Net income	0.98	0.95	1.02	1.19	1.24	1.01	0.49	0.62

Diluted
Income before cumulative effect of an accounting change	$1.03	$1.00	$1.01	$1.17	$1.23	$1.00	$0.48	$0.62
Cumulative effect of an accounting change, net of taxes	(0.06)	(0.06)	–	–	–	–	–	–
Net income	0.97	0.94	1.01	1.17	1.23	1.00	0.48	0.62

Average shares outstanding:
Basic	2,610	2,610	2,608	2,608	2,606	2,606	2,601	2,601
Diluted	2,642	2,642	2,640	2,640	2,638	2,638	2,632	2,632

214 : FORM 10-K/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

22.	Restated Quarterly Financial Information (Unaudited) (continued)

	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	March 31, 2003		June 30, 2003		September 30, 2003		December 31, 2003

Consolidated Statements of Income	Previously		Previously		Previously		Previously
(in millions, except per share data)	Reported	Restated	Reported	Restated	Reported	Restated	Reported
								Restated

Revenues:
Premiums and other considerations	$12,884	$12,851	$13,186	$13,177	$13,853	$13,832	$14,957	$14,942
Net investment income	3,515	3,516	3,919	3,929	3,900	3,909	4,134	4,154
Realized capital gains (losses)	157	142	(84)	(198)	(295)	(294)	(398)	(92)
Other revenues	1,636	1,880	2,184	2,346	3,225	2,790	2,673	2,537

Total revenues	18,192	18,389	19,205	19,254	20,683	20,237	21,366	21,541

Benefits and expenses:
Incurred policy losses and benefits	10,942	10,906	11,208	11,190	11,612	11,593	12,383	12,345
Insurance acquisition and other operating expenses	5,044	5,018	5,261	5,220	5,433	5,388	5,908	5,854

Total benefits and expenses	15,986	15,924	16,469	16,410	17,045	16,981	18,291	18,199

Income before taxes, minority interest and cumulative effect of an accounting change	2,206	2,465	2,736	2,844	3,638	3,256	3,075	3,342

Income taxes:

Current	570	622	654	721	706	576	856	822
Deferred	50	90	124	110	386	402	57	213

	620	712	778	831	1,092	978	913	1,035

Income before minority interest and cumulative effect of an accounting change	1,586	1,753	1,958	2,013	2,546	2,278	2,162	2,307

Minority interest	(61)	(61)	(63)	(63)	(66)	(66)	(62)	(62)

Income before cumulative effect of an accounting change	1,525	1,692	1,895	1,950	2,480	2,212	2,100	2,245

Cumulative effect of an accounting change, net of tax	–	–	–	–	–	–	9	9

Net income	$1,525	$1,692	$1,895	$1,950	$2,480	$2,212	$2,109	$2,254

Earnings per common share:
Basic
Income before cumulative effect of an accounting change	$0.58	$0.65	$0.73	$0.75	$0.95	$0.84	$0.81	$0.86
Cumulative effect of an accounting change, net of taxes	–	–	–	–	–	–	–	–
Net income	0.58	0.65	0.73	0.75	0.95	0.84	0.81	0.86

Diluted
Income before cumulative effect of an accounting change	$0.58	$0.64	$0.72	$0.75	$0.94	$0.83	$0.80	$0.85
Cumulative effect of an accounting change, net of taxes	–	–	–	–	–	–	–	–
Net income	0.58	0.64	0.72	0.75	0.94	0.83	0.80	0.85

Average shares outstanding:
Basic	2,610	2,610	2,610	2,610	2,610	2,610	2,609	2,609
Diluted	2,637	2,637	2,637	2,637	2,637	2,637	2,636	2,636

FORM 10-K/A :  215

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

22.	Restated Quarterly Financial Information (Unaudited) (continued)

	Three Months Ended		Six Months Ended		Nine Months Ended
	March 31, 2004		June 30, 2004		September 30, 2004

Condensed Statements of Cash Flow	Previously		Previously		Previously
(in millions)	Reported	Restated	Reported	Restated	Reported	Restated

Net cash provided by operating activities	$8,719	$8,006	$13,945	$11,886	$19,786	$16,909
Net cash used in investing activities	(19,725)	(29,658)	(35,437)	(50,707)	(53,706)	(74,967)
Net cash provided by financing activities	11,802	22,348	22,643	39,807	35,080	59,008
Change in cumulative translation adjustments	202	302	(40)	125	(10)	200

Cash (year to date)	$1,920	$1,920	$2,033	$2,033	$2,072	$2,072

	Three Months Ended		Six Months Ended		Nine Months Ended
	March 31, 2003		June 30, 2003		September 30, 2003

Condensed Statements of Cash Flow	Previously		Previously		Previously
(in millions)	Reported	Restated	Reported	Restated	Reported	Restated

Net cash provided by operating activities	$7,920	$8,248	$10,578	$12,439	$17,870	$19,706
Net cash used in investing activities	(15,161)	(17,630)	(24,226)	(27,387)	(38,144)	(43,499)
Net cash provided by financing activities	6,720	8,852	12,906	14,196	19,850	23,352
Change in cumulative translation adjustments	16	25	412	422	208	225

Cash (year to date)	$660	$660	$835	$835	$949	$949

	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	March 31, 2004		June 30, 2004		September 30, 2004		December 31, 2004

Consolidated Statements of Comprehensive Income	Previously		Previously		Previously		Previously
(in millions)	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated

Comprehensive income (loss):
Net income	$2,556	$2,498	$2,650	$3,080	$3,236	$2,649	$1,289	$1,612

Other comprehensive income (loss):
Unrealized appreciation (depreciation) of investments – net of reclassification adjustments	4,669	4,546	(10,330)	(10,411)	5,315	5,346	2,320	2,387
Deferred income tax (expense) benefit on above changes	(1,494)	(1,436)	3,484	3,469	(1,909)	(1,906)	(703)	(739)
Foreign currency translation adjustments	202	302	(247)	(182)	35	80	692	793
Applicable income tax benefit (expense) on above changes	2	(34)	44	17	(42)	(59)	–	(94)
Net derivative (losses) gains arising from cash flow hedging activities	(57)	21	447	43	(112)	88	160	(69)
Deferred income tax benefit (expense) on above changes	49	3	(145)	(16)	25	(34)	(34)	14
Retirement plan liabilities adjustment, net of tax	(27)	(27)	18	18	(54)	(54)	41	41

Other comprehensive income (loss)	3,344	3,375	(6,729)	(7,062)	3,258	3,461	2,476	2,333

Comprehensive income (loss)	$5,900	$5,873	$(4,079)	$(3,982)	$6,494	$6,110	$3,765	$3,945

	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	March 31, 2003		June 30, 2003		September 30, 2003		December 31, 2003

Consolidated Statements of Comprehensive Income	Previously		Previously		Previously		Previously
(in millions)	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated

Comprehensive income (loss):
Net income	$1,525	$1,692	$1,895	$1,950	$2,480	$2,212	$2,109	$2,254

Other comprehensive income (loss):
Unrealized appreciation (depreciation) of investments – net of reclassification adjustments	1,990	1,949	6,114	6,085	(4,174)	(4,181)	351	306
Deferred income tax (expense) benefit on above changes	(493)	(386)	(2,024)	(1,954)	1,266	1,142	47	(39)
Foreign currency translation adjustments	15	24	392	393	(193)	(186)	530	116
Applicable income tax benefit (expense) on above changes	16	10	(69)	(71)	21	18	(101)	47
Net derivative gains (losses) arising from cash flow hedging activities	45	20	(171)	(34)	87	44	53	45
Deferred income tax (expense) benefit on above changes	(3)	2	62	15	(34)	(10)	(43)	(29)
Retirement plan liabilities adjustment, net of tax	(40)	(40)	(26)	(26)	(2)	(2)	2	2

Other comprehensive income (loss)	1,530	1,579	4,278	4,408	(3,029)	(3,175)	839	448

Comprehensive income (loss)	$3,055	$3,271	$6,173	$6,358	$(549)	$(963)	$2,948	$2,702

216 : FORM 10-K/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

AMERICAN GENERAL CORPORATION (AGC):

CONDENSED CONSOLIDATING BALANCE SHEET

	American
	International
	Group, Inc.	AGC	Other		Consolidated
(in millions)	Guarantor	Issuer	Subsidiaries	Eliminations	AIG

December 31, 2004 (Restated)
Assets:
Invested assets	$1,027	$–	$650,238	$(12,984)	$638,281
Cash	17	–	1,992	–	2,009
Carrying value of subsidiaries and partially owned companies, at equity	80,966	26,179	12,763	(118,413)	1,495
Other assets	2,786	2,546	154,417	(389)	159,360

Total assets	$84,796	$28,725	$819,410	$(131,786)	$801,145

Liabilities:
Insurance liabilities	$405	$–	$428,130	$(69)	$428,466
Debt	3,647	2,482	103,027	(12,257)	96,899
Other liabilities	1,071	4,076	191,967	(1,206)	195,908

Total liabilities	5,123	6,558	723,124	(13,532)	721,273

Preferred shareholders’ equity in subsidiary companies	–	–	199	–	199
Total shareholders’ equity	79,673	22,167	96,087	(118,254)	79,673

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$84,796	$28,725	$819,410	$(131,786)	$801,145

December 31, 2003 (Restated)
Assets:
Invested assets	$1,443	$–	$529,078	$(11,303)	$519,218
Cash	19	–	903	–	922
Carrying value of subsidiaries and partially owned companies, at equity	69,288	21,485	11,593	(100,909)	1,457
Other assets	2,673	2,602	148,770	(40)	154,005

Total assets	$73,423	$24,087	$690,344	$(112,252)	$675,602

Liabilities:
Insurance liabilities	$358	$–	$357,221	$(31)	$357,548
Debt	3,932	2,824	83,556	(9,963)	80,349
Other liabilities	(97)	3,849	165,989	(1,458)	168,283

Total liabilities	4,193	6,673	606,766	(11,452)	606,180

Preferred shareholders’ equity in subsidiary companies	–	–	192	–	192
Total shareholders’ equity	69,230	17,414	83,386	(100,800)	69,230

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$73,423	$24,087	$690,344	$(112,252)	$675,602

FORM 10-K/A :  217

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

23. Information Provided in Connection With Outstanding Debt (continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	American
	International
	Group, Inc.		AGC		Other
(in millions)	Guarantor		Issuer		Subsidiaries	Eliminations	Consolidated
							AIG

Year Ended December 31, 2004 (Restated)
Operating income	$161	(a)	$90	(b)	$14,594 (c)	$–	$14,845 (d)
Equity in undistributed net income of consolidated subsidiaries	8,705		2,048		–	(10,753)	–
Dividend income from consolidated subsidiaries	1,836		65		–	(1,901)	–
Income taxes (benefits)	863		31		3,513	–	4,407
Minority interest	–		–		(455)	–	(455)
Cumulative effect of an accounting change	–		–		(144)	–	(144)

Net income (loss)	$9,839		$2,172		$10,482	$(12,654)	$9,839

Year Ended December 31, 2003 (Restated)
Operating income	$(708	)(e)	$(98	)(f)	$12,713 (g)	$–	$11,907 (h)
Equity in undistributed net income of consolidated subsidiaries	7,708		1,804		–	(9,512)	–
Dividend income from consolidated subsidiaries	1,471		196		–	(1,667)	–
Income taxes (benefits)	363		(23)		3,216	–	3,556
Minority interest	–		–		(252)	–	(252)
Cumulative effect of an accounting change	–		–		9	–	9

Net income (loss)	$8,108		$1,925		$9,254	$(11,179)	$8,108

Year Ended December 31, 2002 (Restated)
Operating income	$(534	)(i)	$(192	)(j)	$8,534 (k)	$–	$7,808 (l)
Equity in undistributed net income of consolidated subsidiaries	4,708		1,141		–	(5,849)	–
Dividend income from consolidated subsidiaries	1,644		532		–	(2,176)	–
Income taxes (benefits)	89		(56)		1,886	–	1,919
Minority interest	–		–		(160)	–	(160)

Net income (loss)	$5,729		$1,537		$6,488	$(8,025)	$5,729

(a)	Includes other income (deductions) — net and other realized capital gains (losses) of $(306) million.
(b)	Includes other income (deductions) — net and other realized capital gains (losses) of $90 million.
(c)	Includes other income (deductions) — net and other realized capital gains (losses) of $(344) million.
(d)	Includes other income (deductions) — net and other realized capital gains (losses) of $(560) million.
(e)	Includes other income (deductions) — net and other realized capital gains (losses) of $(1,088) million.
(f)	Includes other income (deductions) — net and other realized capital gains (losses) of $(98) million.
(g)	Includes other income (deductions) — net and other realized capital gains (losses) of $(714) million.
(h)	Includes other income (deductions) — net and other realized capital gains (losses) of $(1,900) million.
(i)	Includes other income (deductions) — net and other realized capital gains (losses) of $(721) million.
(j)	Includes other income (deductions) — net and other realized capital gains (losses) of $(192) million.
(k)	Includes other income (deductions) — net and other realized capital gains (losses) of $(633) million.
(l)	Includes other income (deductions) — net and other realized capital gains (losses) of $(1,546) million.

218 : FORM 10-K/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

23. Information Provided in Connection With Outstanding Debt (continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW

	American
	International
	Group, Inc.	AGC	Other	Consolidated
(in millions)	Guarantor	Issuer	Subsidiaries	AIG

Year Ended December 31, 2004 (Restated)
Net cash provided by operating activities	$2,732	$839	$27,145	$30,716

Cash flows from investing:
Invested assets disposed	502	–	151,163	151,665
Invested assets acquired	(107)	–	(247,723)	(247,830)
Other	(1,039)	(408)	497	(950)

Net cash used in investing activities	(644)	(408)	(96,063)	(97,115)

Cash flows from financing activities:
Change in debts	(400)	(349)	17,250	16,501
Other	(1,515)	(82)	51,590	49,993

Net cash (used in) provided by financing activities	(1,915)	(431)	68,840	66,494

Change in cumulative translation adjustment	(175)	–	1,167	992

Change in cash	(2)	–	1,089	1,087
Cash at beginning of year	19	–	903	922

Cash at end of year	$17	$–	$1,992	$2,009

Year Ended December 31, 2003 (Restated)
Net cash provided by operating activities	$625	$1,376	$31,240	$33,241

Cash flows from investing:
Invested assets disposed	186	–	152,054	152,240
Invested assets acquired	(830)	–	(215,092)	(215,922)
Acquisitions, net of cash acquired	–	–	(2,091)	(2,091)
Other	(842)	(926)	637	(1,131)

Net cash used in investing activities	(1,486)	(926)	(64,492)	(66,904)

Cash flows from financing activities:
Change in debts	1,288	(376)	5,658	6,570
Other	(411)	(75)	26,986	26,500

Net cash provided by (used in) financing activities	877	(451)	32,644	33,070

Change in cumulative translation adjustment	(15)	–	365	350

Change in cash	1	(1)	(243)	(243)
Cash at beginning of year	18	1	1,146	1,165

Cash at end of year	$19	$–	$903	$922

Year Ended December 31, 2002 (Restated)
Net cash provided by operating activities	$2,569	$4,054	$13,562	$20,185

Cash flows from investing:
Invested assets disposed	415	–	146,779	147,194
Invested assets acquired	(220)	–	(207,794)	(208,014)
Other	(1,627)	(1,684)	2,387	(924)

Net cash used in investing activities	(1,432)	(1,684)	(58,628)	(61,744)

Cash flows from financing activities:
Change in debts	68	(2,300)	8,858	6,626
Other	(1,185)	(70)	36,721	35,466

Net cash (used in) provided by financing activities	(1,117)	(2,370)	45,579	42,092

Change in cumulative translation adjustment	(3)	–	(63)	(66)

Change in cash	17	–	450	467
Cash at beginning of year	1	1	696	698

Cash at end of year	$18	$1	$1,146	$1,165

FORM 10-K/A :  219

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

23. Information Provided in Connection With Outstanding Debt (continued)

(b) AIG Liquidity Corp. is a wholly owned subsidiary of AIG. AIG provides a full and unconditional guarantee of all obligations of AIG Liquidity Corp., which commenced operations in 2003.

AIG LIQUIDITY CORP.:

CONDENSED CONSOLIDATING BALANCE SHEET

	American
	International	AIG
	Group, Inc.	Liquidity			Other
(in millions)	Guarantor	Corp.			Subsidiaries	Eliminations	Consolidated
							AIG

December 31, 2004 (Restated)
Assets:
Invested assets	$1,027	$		*	$650,238	$(12,984)	$638,281
Cash	17			*	1,992	–	2,009
Carrying value of subsidiaries and partially owned companies, at equity	80,966		–		38,942	(118,413)	1,495
Other assets	2,786			*	156,963	(389)	159,360

Total assets	$84,796	$		*	$848,135	$(131,786)	$801,145

Liabilities:
Insurance liabilities	$405		$–		$428,130	$(69)	$428,466
Debt	3,647			*	105,509	(12,257)	96,899
Other liabilities	1,071			*	196,043	(1,206)	195,908

Total liabilities	5,123			*	729,682	(13,532)	721,273

Preferred shareholders’ equity in subsidiary companies	–		–		199	–	199
Total shareholders’ equity	79,673			*	118,254	(118,254)	79,673

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$84,796	$		*	$848,135	$(131,786)	$801,145

December 31, 2003 (Restated)
Assets:
Invested assets	$1,443	$		*	$529,078	$(11,303)	$519,218
Cash	19			*	903	–	922
Carrying value of subsidiaries and partially owned companies, at equity	69,288		–		33,078	(100,909)	1,457
Other assets	2,673			*	151,372	(40)	154,005

Total assets	$73,423	$		*	$714,431	$(112,252)	$675,602

Liabilities:
Insurance liabilities	$358		$–		$357,221	$(31)	$357,548
Debt	3,932			*	86,380	(9,963)	80,349
Other liabilities	(97)			*	169,838	(1,458)	168,283

Total liabilities	4,193			*	613,439	(11,452)	606,180

Preferred shareholders’ equity in subsidiary companies	–		–		192	–	192
Total shareholders’ equity	69,230			*	100,800	(100,800)	69,230

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$73,423	$		*	$714,431	$(112,252)	$675,602

*	Amounts significantly less than $1 million.

220 : FORM 10-K/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

23. Information Provided in Connection With Outstanding Debt (continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	American
	International		AIG
	Group, Inc.		Liquidity		Other		Consolidated
(in millions)	Guarantor		Corp.		Subsidiaries	Eliminations	AIG

Year Ended December 31, 2004 (Restated)
Operating Income	$ 161	(a)	$*		$14,684 (b)	$–	$14,845 (c)
Equity in undistributed net income of consolidated subsidiaries	8,705			–	2,048	(10,753)	–
Dividend income from consolidated subsidiaries	1,836			–	65	(1,901)	–
Income taxes (benefits)	863		*		3,544	–	4,407
Minority interest	–			–	(455)	–	(455)
Cumulative effect of an accounting change	–			–	(144)	–	(144)

Net income (loss)	$9,839		$*		$12,654	$(12,654)	$ 9,839

Year Ended December 31, 2003 (Restated)
Operating Income	$(708	)(d)	$*		$12,615 (e)	$–	$11,907 (f)
Equity in undistributed net income of consolidated subsidiaries	7,708			–	1,804	(9,512)	–
Dividend income from consolidated subsidiaries	1,471			–	196	(1,667)	–
Income taxes (benefits)	363		*		3,193	–	3,556
Minority interest	–			–	(252)	–	(252)
Cumulative effect of an accounting change	–			–	9	–	9

Net income (loss)	$8,108		$*		$11,179	$(11,179)	$ 8,108

* Amounts significantly less than $1 million.

(a)	Includes other income (deductions) — net and other realized capital gains (losses) of $(306) million.
(b)	Includes other income (deductions) — net and other realized capital gains (losses) of $(254) million.
(c)	Includes other income (deductions) — net and other realized capital gains (losses) of $(560) million.
(d)	Includes other income (deductions) — net and other realized capital gains (losses) of $(1,088) million.
(e)	Includes other income (deductions) — net and other realized capital gains (losses) of $(812) million.
(f)	Includes other income (deductions) — net and other realized capital gains (losses) of $(1,900) million.

FORM 10-K/A :  221

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

23. Information Provided in Connection With Outstanding Debt (continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW

	American
	International	AIG
	Group, Inc.	Liquidity			Other
(in millions)	Guarantor	Corp.			Subsidiaries	Consolidated
						AIG

Year Ended December 31, 2004 (Restated)
Net cash provided by operating activities	$2,732	$		*	$27,984	$30,716

Cash flows from investing:
Invested assets disposed	502		–		151,163	151,665
Invested assets acquired	(107)		–		(247,723)	(247,830)
Other	(1,039)			*	89	(950)

Net cash used in investing activities	(644)			*	(96,471)	(97,115)

Cash flows from financing activities:
Change in debts	(400)		–		16,901	16,501
Other	(1,515)			*	51,508	49,993

Net cash (used in) provided by financing activities	(1,915)			*	68,409	66,494

Change in cumulative translation adjustment	(175)		–		1,167	992

Change in cash	(2)			*	1,089	1,087
Cash at beginning of year	19		–		903	922

Cash at end of year	$17	$		*	$1,992	$2,009

Year Ended December 31, 2003 (Restated)
Net cash provided by operating activities	$625	$		*	$32,616	$33,241

Cash flows from investing:
Invested assets disposed	186		–		152,054	152,240
Invested assets acquired	(830)		–		(215,092)	(215,922)
Acquisitions, net of cash acquired	–		–		(2,091)	(2,091)
Other	(842)			*	(289)	(1,131)

Net cash used in investing activities	(1,486)			*	(65,418)	(66,904)

Cash flows from financing activities:
Change in debts	1,288		–		5,282	6,570
Other	(411)			*	26,911	26,500

Net cash provided by financing activities	877			*	32,193	33,070

Change in cumulative translation adjustment	(15)		–		365	350

Change in cash	1			*	(244)	(243)
Cash at beginning of year	18		–		1,147	1,165

Cash at end of year	$19	$		*	$903	$922

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

222 : FORM 10-K/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

     A component of life insurance surplus accumulated prior to 1984 is not taxable unless it exceeds certain statutory limitations or is distributed to shareholders. This surplus, accumulated in policyholder surplus accounts, totaled approximately $945 million at December 31, 2004. AIG has not made any provision in the accompanying financial statements for taxation of this amount as management has no intention of making any taxable distributions from this surplus. During 2004, the American Jobs Creation Act amended federal income tax law to permit life insurance companies to distribute amounts from policyholders’ surplus accounts in 2005 and 2006 without incurring federal income tax on the distributions. During 2005, AIG reduced its policyholders’ surplus accounts to $253 million and expects to eliminate its exposure to federal income taxation on the remaining balance in 2006.

     Some of AIG’s foreign income is not expected to be taxed in the United States because AIG’s foreign subsidiaries were generally not subject to U.S. income taxes on income earned prior to January 1, 1987 and because certain foreign subsidiaries are not taxed on their active financial services income. Such income would become subject to U.S. income taxes at current tax rates if remitted to the United States or if other events occur which would make these amounts currently taxable. The cumulative amount of translated undistributed earnings of AIG’s foreign subsidiaries currently not subject to U.S. income taxes was approximately $9.9 billion at December 31, 2004. Management has not subjected, and has no current intention of subjecting, these accumulated earnings to U.S. income taxes and no provision has been made in the accompanying financial statements for such taxes. Determining the tax liability that would arise if these earnings were remitted is not practicable.

     As a result of its internal review, AIG has identified certain misapplications of GAAP in its provisions for deferred income taxes. See Note 2 herein.

(b) The pretax components of domestic and foreign income reflect the locations in which such pretax income was generated. The pretax domestic and foreign income was as follows for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
(in millions)	(Restated)	(Restated)	(Restated)

Domestic	$6,069	$4,177	$3,225
Foreign	8,776	7,730	4,583

Total	$14,845	$11,907	$7,808

FORM 10-K/A :  223

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

24. Federal Income Taxes (continued)

(c) The U.S. Federal income tax rate is 35 percent for 2004, 2003 and 2002. Actual tax expense on income differs from the “expected” amount computed by applying the Federal income tax rate because of the following:

	2004		2003		2002
	(Restated)		(Restated)		(Restated)

		Percent		Percent		Percent
Years Ended December 31,		of Pretax		of Pretax		of Pretax
(dollars in millions)	Amount	Income	Amount	Income	Amount	Income

“Expected” tax expense	$5,197	35.0%	$4,167	35.0%	$2,732	35.0%
Adjustments:
Tax exempt interest	(440)	(2.9)	(329)	(2.8)	(267)	(3.4)
Dividends received deduction	(83)	(0.6)	(83)	(0.7)	(80)	(1.0)
State income taxes	23	0.2	12	0.1	38	0.4
Foreign income not expected to be taxed in the United States, less foreign income taxes(a)	(11)	(0.1)	(95)	(0.8)	(101)	(1.3)
Synthetic fuel tax credits(b)	(264)	(1.8)	(278)	(2.3)	(264)	(3.4)
Affordable housing tax credits	(46)	(0.3)	(24)	(0.2)	(35)	(0.4)
Nondeductible compensation	20	0.1	96	0.8	(61)	(0.8)
Penalties	28	0.2	–	–	–	–
Other	(17)	(0.1)	90	0.8	(43)	(0.5)

Actual tax expense	$4,407	29.7%	$3,556	29.9%	$1,919	24.6%

Foreign and domestic components of actual tax expense:
Foreign(c):
Current	$1,104		$882		$663
Deferred	561		708		571
Domestic(c):
Current	1,489		1,859		1,145
Deferred	1,253		107		(460)

Total	$4,407		$3,556		$1,919

(a)	In 2004, it was determined that the earnings of certain foreign subsidiaries are expected to be repatriated to the U.S., and, accordingly, the undistributed earnings of these subsidiaries are no longer considered permanently reinvested abroad. As a consequence of this determination, U.S. deferred taxes have been provided for the undistributed earnings of these foreign subsidiaries and are included in this amount.

(b)	In 2003 and 2002, AIG has restated from net investment income to income tax expense, as a benefit, tax credits generated from the production and sale of synthetic fuel.

(c)	Foreign tax expense reflects the expense resulting from local tax regulation. Domestic tax expense includes U.S. taxes incurred on foreign income.

(d) The components of the net deferred tax liability as of December 31, 2004 and 2003 were as follows:

	2004	2003
(in millions)	(Restated)	(Restated)

Deferred tax assets:
Loss reserve discount	$2,400	$1,941
Unearned premium reserve reduction	1,074	949
Derivatives	63	17
Adjustment to life policy reserves	3,458	3,969
Accruals not currently deductible, cumulative translation adjustment and other(a)	1,967	2,517

Deferred tax liabilities:
Deferred policy acquisition costs	7,956	6,870
Depreciation of flight equipment	2,766	2,472
Unrealized appreciation of investments(b)	4,731	4,148
Other	97	140

Net deferred tax liability	$6,588	$4,237

(a)	Included herein at December 31, 2004 were approximately $199 million of foreign tax credits which are expected to be utilized prior to the expiration of such credits.

(b)	As part of the First Restatement, it was determined that the unrealized appreciation of certain investments of certain foreign subsidiaries is considered permanently invested abroad. As a consequence of this determination, U.S. deferred taxes related primarily to unrealized appreciation of investments was reduced by $889 million and $761 million at December 31, 2004 and 2003, respectively.

224 : FORM 10-K/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

25. Subsequent Events (Unaudited)

Prior to the date of this filing, AIG has announced subsequent events, which will be described fully in AIG’s 2005 Annual Report on Form 10-K and other filings with the SEC. Other than as included in this Note 25 to the Consolidated Financial Statements, the financial statements contained in this 2004 Annual Report on Form 10-K/A do not reflect the subsequent events described below.

     On February 9, 2006, AIG announced that it has reached a resolution of claims and matters under investigation with the United States Department of Justice (DOJ), the Securities and Exchange Commission (SEC), the Office of the New York Attorney General (NYAG) and the New York State Department of Insurance (DOI). These settlements will result in an after-tax charge of approximately $1.15 billion to be recorded in the fourth quarter of 2005.

     The settlements resolve outstanding litigation filed by the SEC, NYAG and DOI against AIG and conclude negotiations with these authorities and the DOJ in connection with the accounting, financial reporting and insurance brokerage practices of AIG and its subsidiaries, as well as claims relating to the underpayment of certain workers compensation premium taxes and other assessments.

     As a result of these settlements, AIG will make payments totaling approximately $1.64 billion. A substantial portion of the money will be available to resolve claims asserted in various regulatory and civil proceedings, including shareholder lawsuits.

     Also, as part of the settlements, AIG has agreed to retain for a period of three years an independent consultant who will conduct a review that will include the adequacy of AIG’s internal controls over financial reporting and the remediation plan that AIG has implemented as a result of its own internal review. AIG will continue to cooperate with all other pending investigations.

     In addition, as announced previously, AIG commissioned Milliman Inc. (Milliman) to provide an independent, comprehensive review of the loss reserves of AIG’s principal property-casualty insurance operations, including an independent ground up study of AIG’s asbestos and environmental (A&E) exposures. The Milliman review encompassed nearly all of AIG’s carried loss reserves, other than those pertaining to the operations of Transatlantic Holdings, Inc. and 21st Century Insurance Group.

     After carefully considering the results of the Milliman review and AIG’s own actuarial analyses, AIG will take a fourth quarter 2005 after-tax charge to net income of approximately $1.2 billion, relating to an increase to its net reserve for loss and loss expenses of approximately $1.8 billion, or approximately 3 percent of its total net General Insurance loss and loss expense reserves. This net reserve increase comprises approximately $960 million for non-A&E reserves and approximately $870 million for A&E reserves.

     Loss reserves for AIG’s Domestic Brokerage Group (DBG) for non-A&E exposures will increase by approximately $1.4 billion. The reserve increase is attributable to adverse development from the directors and officers liability, excess casualty and excess workers compensation classes of business, including a provision for commuted reinsurance. Together, these three classes of business experienced approximately $4 billion of adverse development in 2005, primarily related to 2002 and prior accident years, offset by favorable development for the majority of DBG’s classes of business for accident years 2003 through 2005. Additionally, DBG will increase loss reserves for A&E by approximately $700 million, including a provision for insolvent reinsurers and commuted reinsurance.

     Loss reserves for AIG’s Foreign General business unit will be reduced by approximately $280 million. The net reduction of reserves in Foreign General reflects a reduction of approximately $450 million in non-A&E reserves, primarily related to financial lines, crisis management and property classes of business, partially offset by an increase of approximately $170 million in A&E reserves.

     AIG’s initial estimate of its total expected losses relating to third quarter 2005 catastrophe events included in the September 2005 Form 10-Q totaled approximately $1.6 billion after-tax. AIG also expects to record a fourth quarter after-tax charge of approximately $150 million, an increase of approximately 9.4 percent from the previous estimate, relating to adverse development from third quarter 2005 catastrophe events. In addition, AIG expects its after-tax insurance related losses from Hurricane Wilma, net of reinsurance recoverables and including net reinstatement premium costs, to be approximately $400 million for the fourth quarter of 2005.

FORM 10-K/A :  225

PART II – OTHER INFORMATION

ITEM 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this 2004 Annual Report on Form 10-K/A, an evaluation was carried out by AIG’s management, with the participation of AIG’s current Chief Executive Officer and Chief Financial Officer, of the effectiveness of AIG’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of December 31, 2004. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on its evaluation and the identification of the material weaknesses in internal control over financial reporting described below and new information about preexisting facts which came to AIG’s attention during the course of its internal review, AIG’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2004, AIG’s disclosure controls and procedures were ineffective.

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

     In addition, as announced on November 9, 2005, AIG identified certain errors, the preponderance of which were identified during the remediation of the material weaknesses in internal controls over financial reporting referred to above, principally relating to internal controls surrounding accounting for derivatives and related assets and liabilities under FAS 133, reconciliation of certain balance sheet accounts and income tax accounting. AIG also announced it was correcting errors that were identified since the First Restatement, including those relating to the accounting for certain payments received from aircraft and engine manufacturers by ILFC, which were originally corrected in AIG’s June 2005 Form 10-Q.

     In connection with the remediation of material weaknesses in internal controls over financial reporting referred to above, AIG identified certain additional errors, principally relating to internal controls over reconciliation of certain balance sheet accounts in DBG. As a result, AIG is including further adjustments in its restatement of the consolidated financial statements and financial statement schedules for the years ended December 31, 2004, 2003 and 2002, along with 2001 and 2000 for purposes of preparation of the Selected Consolidated Financial Data for 2001 and 2000, and quarterly financial information for 2004 and 2003 and will restate the first three quarters of 2005.

     Notwithstanding the existence of the material weaknesses described below, AIG believes that the consolidated financial statements in this 2004 Annual Report on Form 10-K/A fairly present, in all material respects, AIG’s financial condition as of December 31, 2004 and 2003, and results of its operations and cash flows for the years ended December 31, 2004, 2003 and 2002, in conformity with U.S. generally accepted accounting principles (GAAP).

Management’s Report on Internal Control Over Financial Reporting

Management of AIG is responsible for establishing and maintaining adequate internal control over financial reporting. AIG’s internal control over financial reporting is a process, under the supervision of AIG’s Chief Executive Officer and Chief Financial Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of AIG’s financial statements for external purposes in accordance with GAAP.

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

226 : FORM 10-K/A

American International Group, Inc. and Subsidiaries

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

     Controls over income tax accounting: AIG did not maintain effective controls over the determination and reporting of certain components of the provision for income taxes and related deferred income tax balances. Specifically, AIG did not maintain effective controls to review and monitor the accuracy of the components of the income tax provision calculations and related deferred income taxes and to monitor the differences between the income tax basis and the financial reporting basis of assets and liabilities to effectively reconcile the differences to the deferred income tax balances. As a re-

FORM 10-K/A :  227

sult, deferred income taxes payable, retained earnings and accumulated other comprehensive income were misstated under GAAP.

     The control deficiencies described above resulted in the restatement of AIG’s 2003, 2002, 2001 and 2000 annual consolidated financial statements and 2004 and 2003 interim consolidated financial statements, as well as adjustments, including audit adjustments, relating to the derivative matter described above, to AIG’s 2004 annual consolidated financial statements. Also, the control deficiencies above related to the accounting for certain derivative transactions, income tax accounting and certain balance sheet reconciliations resulted in the further restatement to AIG’s 2004, 2003 and 2002 annual consolidated financial statements and quarterly financial information for 2004 and 2003, as well as for the first three quarters of 2005. Furthermore, these control deficiencies could result in other misstatements in the aforementioned financial statement accounts and disclosures that would result in a material misstatement to the annual or interim AIG consolidated financial statements that would not be prevented or detected. Accordingly, management has concluded that these control deficiencies constitute material weaknesses.

     AIG’s management previously concluded that AIG’s internal control over financial reporting as of December 31, 2004 was not effective based on the criteria in Internal Control — Integrated Framework because of the material weaknesses described above. In connection with the Second Restatement of AIG’s consolidated financial statements described in Note 2 to the consolidated financial statements, AIG’s management has determined that the Second Restatement was an additional effect of the material weaknesses related to certain derivative transactions, income tax accounting and certain balance sheet reconciliations described above. Accordingly, the Second Restatement did not affect AIG management’s assessment on internal control over financial reporting as of December 31, 2004.

     Management’s assessment of the effectiveness of AIG’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in this 2004 Annual Report on Form 10-K/A.

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

Throughout 2005 AIG has been actively engaged in the implementation of remediation efforts to address the material weaknesses in AIG’s internal control over financial reporting as of December 31, 2004. These remediation efforts, outlined below, are specifically designed both to address the material weaknesses identified by AIG management and to enhance AIG’s overall corporate governance.

     AIG has taken, and continues to develop further plans to take, significant actions to improve its control environment, starting with a clear statement of the tone and philosophy set by its current senior management.

     AIG appointed a new Chief Executive Officer and a new Chief Financial Officer, who, together with other senior executives, are committed to achieving transparency and clear communication with all stakeholders through effective corporate governance, a strong control environment, high ethical standards and financial reporting integrity.

     AIG has taken appropriate remedial actions with respect to certain employees in management and in the underwriting, accounting, auditing, actuarial and financial reporting functions. Such remedial actions included further training and supervision and reassignment outside areas of involvement with financial reporting or termination.

     The AIG Board of Directors has established the Regulatory, Compliance and Legal Committee to provide oversight of AIG’s compliance with applicable laws and regulations.

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

     In 2004, AIG established the Complex Structured Finance Transaction Committee at the corporate level to review and approve transactions that could enable a third party to achieve an accounting or financial reporting result inconsistent with applicable accounting principles or subject AIG to heightened legal, reputational, regulatory or other risk. AIG has expanded the scope and activities of the Complex Struc-

228 : FORM 10-K/A

American International Group, Inc. and Subsidiaries

tured Finance Transaction Committee, to include the review and approval of AIG’s accounting and financial reporting of identified transactions, including related party transactions.

     AIG has established a Financial Disclosure Committee to assist the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities for oversight of the accuracy and timeliness of the disclosures made by AIG.

     AIG has adopted policies and procedures to provide reasonable assurance that risk transfer will be properly evaluated and contemporaneously documented and that the proper GAAP accounting will be utilized.

     AIG is establishing specific processes and controls and modifying others to provide reasonable assurance that reconciliations are performed as part of standardized procedures, reconciling items are reported on a periodic basis for timely resolution and consolidated exposure analyses are initiated and completed.

     AIG has commenced an evaluation of alternative approaches necessary to conform to hedge accounting in accordance with GAAP, has expanded the quarterly hedge effectiveness reviews that apply to derivative transactions intended to meet hedge accounting requirements, and has begun to develop and implement the processes and controls necessary to ensure the appropriate evaluation and documentation of transactions qualifying for hedge accounting treatment.

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

     (a) Financial Statements and Schedules. See accompanying Index to Financial Statements.

     (b) Exhibits. See accompanying Exhibit Index. All exhibits are stated as of May 31, 2005 (except Exhibits 11, 12, 23, 31 and 32, which, in connection with this 2004 Annual Report on Form 10-K/A, are stated as of March 16, 2006).

FORM 10-K/A :  229

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York, on the 16th of March, 2006.

AMERICAN INTERNATIONAL GROUP, INC.

By	/s/ MARTIN J. SULLIVAN

(Martin J. Sullivan, President and Chief Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K/A has been signed below by the following persons in the capacities indicated on the 16th of March, 2006.

Signature	Title

/s/ MARTIN J. SULLIVAN (Martin J. Sullivan)	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ STEVEN J. BENSINGER (Steven J. Bensinger)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ DAVID L. HERZOG (David L. Herzog)	Senior Vice President and Comptroller (Principal Accounting Officer)

* (M. Bernard Aidinoff)	Director

* (Pei-yuan Chia)	Director

* (Marshall A. Cohen)	Director

* (William S. Cohen)	Director

* (Martin S. Feldstein)	Director

* (Ellen V. Futter)	Director

(Stephen L. Hammerman)	Director

* (Carla A. Hills)	Director

230 : FORM 10-K/A

Signature	Title

* (Richard C. Holbrooke)	Director

(Fred H. Langhammer)	Director

(George L. Miles, Jr.)	Director

(Morris W. Offit)	Director

(Michael H. Sutton)	Director
* (Edmund S.W. Tse)	Director

(Robert B. Willumstad)	Director

* (Frank G. Zarb)	Director

*By/s/ STEVEN J. BENSINGER Steven J. Bensinger Attorney-in-fact March 16, 2006

FORM 10-K/A :  231

EXHIBIT INDEX

Exhibit
Number	Description		Location

2	Plan of acquisition, reorganization, arrangement, liquidation or succession
	Agreement and Plan of Merger, dated as of May 11, 2001, among American International Group, Inc., Washington Acquisition Corporation and American General Corporation		Incorporated by reference to Exhibit 2.1(i)(a) to AIG’s Registration Statement on Form S-4 (File No. 333-62688).
3(i)(a)	Restated Certificate of Incorporation of AIG		Incorporated by reference to Exhibit 3(i) to AIG’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-8787).
3(i)(b)	Certificate of Amendment of Certificate of Incorporation of AIG, filed June 3, 1998		Incorporated by reference to Exhibit 3(i) to AIG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-8787).
3(i)(c)	Certificate of Merger of SunAmerica Inc. with and into AIG, filed December 30, 1998 and effective January 1, 1999		Incorporated by reference to Exhibit 3(i) to AIG’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-8787).
3(i)(d)	Certificate of Amendment of Certificate of Incorporation of AIG, filed June 5, 2000		Incorporated by reference to Exhibit 3(i)(c) to AIG’s Registration Statement on Form S-4 (File No. 333-45828).
3(ii)	By-laws of AIG		Incorporated by reference to Exhibit 3.1 to AIG’s Current Report on Form 8-K filed with the SEC on March 17, 2005 (File No. 1-8787).
4	Instruments defining the rights of security holders, including indentures
Certain instruments defining the rights of holders of long- term debt securities of AIG and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. AIG hereby undertakes to furnish to the Commission, upon request, copies of any such instruments.

9	Voting Trust Agreement		None.
10	Material contracts*
	(1)	AIG 1969 Employee Stock Option Plan and Agreement Form	Filed as exhibit to AIG’s Registration Statement (File No. 2-44043) and incorporated herein by reference.
	(2)	AIG 1972 Employee Stock Option Plan	Filed as exhibit to AIG’s Registration Statement (File No. 2-44702) and incorporated herein by reference.
	(3)	AIG 1972 Employee Stock Purchase Plan	Filed as exhibit to AIG’s Registration Statement (File No. 2-44043) and incorporated herein by reference.
	(4)	AIG 1984 Employee Stock Purchase Plan	Filed as exhibit to AIG’s Registration Statement (File No. 2-91945) and incorporated herein by reference.
	(5)	AIG Amended and Restated 1996 Employee Stock Purchase Plan	Filed as exhibit to AIG’s Definitive Proxy Statement dated April 4, 2003 (File No. 1-8787) and incorporated herein by reference.
	(6)	AIG 2003 Japan Employee Stock Purchase Plan	Incorporated by reference to Exhibit 4 to AIG’s Registration Statement on Form S-8 (File No. 333-111737).
	(7)	AIG 1977 Stock Option and Stock Appreciation Rights Plan	Filed as exhibit to AIG’s Registration Statement (File No. 2-59317) and incorporated herein by reference.
	(8)	AIG 1982 Employee Stock Option Plan	Filed as exhibit to AIG’s Registration Statement (File No. 2-78291) and incorporated herein by reference.
	(9)	AIG 1987 Employee Stock Option Plan	Filed as exhibit to AIG’s Definitive Proxy Statement dated April 6, 1987 (File No. 0-4652) and incorporated herein by reference.
	(10)	AIG 1991 Employee Stock Option Plan	Filed as exhibit to AIG’s Definitive Proxy Statement dated April 4, 1997 (File No. 1-8787) and incorporated herein by reference.
	(11)	AIG Amended and Restated 1999 Stock Option Plan	Filed as exhibit to AIG’s Definitive Proxy Statement dated April 4, 2003 (File No. 1-8787) and incorporated herein by reference.

*	All material contracts are management contracts or compensatory plans or arrangements.

232 : FORM 10-K/A

Exhibit
Number	Description		Location

	(12)	Form of Stock Option Grant Agreement under the AIG Amended and Restated 1999 Stock Option Plan	Incorporated by reference to Exhibit 10(a) to AIG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-8787).
	(13)	AIG Amended and Restated 2002 Stock Incentive Plan	Incorporated by reference to Exhibit 4(a) to AIG’s Registration Statement on Form S-8 (File No. 333-101967).
	(14)	Form of Restricted Stock Unit Award Agreement under the AIG Amended and Restated 2002 Stock Incentive Plan	Incorporated by reference to Exhibit 10(b) to AIG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-8787).
	(15)	AIG Executive Deferred Compensation Plan	Incorporated by reference to Exhibit 4(a) to AIG’s Registration Statement on Form S-8 (File No. 333-101640).
	(16)	AIG Supplemental Incentive Savings Plan	Incorporated by reference to Exhibit 4(b) to AIG’s Registration Statement on Form S-8 (File No. 333-101640).
	(17)	AIG Director Stock Plan	Filed as an exhibit to AIG’s Definitive Proxy Statement dated April 5, 2004 (File No. 1-8787) and incorporated herein by reference.
	(18)	AIG Chief Executive Officer Annual Compensation Plan	Filed as an exhibit to AIG’s Definitive Proxy Statement dated April 5, 2004 (File No. 1-8787) and incorporated herein by reference.
	(19)	AIRCO 1972 Employee Stock Option Plan	Incorporated by reference to AIG’s Joint Proxy Statement and Prospectus (File No. 2-61994).
	(20)	AIRCO 1977 Stock Option and Stock Appreciation Rights Plan	Incorporated by reference to AIG’s Joint Proxy Statement and Prospectus (File No. 2-61994).
	(21)	Purchase Agreement between AIA and Mr. E.S.W. Tse.	Incorporated by reference to Exhibit 10(l) to AIG’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-8787).
	(22)	Retention and Employment Agreement between AIG and Jay S. Wintrob	Incorporated by reference to Exhibit 10(m) to AIG’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-8787).
	(23)	SunAmerica Inc. 1988 Employee Stock Plan	Incorporated by reference to Exhibit 4(a) to AIG’s Registration Statement on Form S-8 (File No. 333-70069).
	(24)	SunAmerica 1997 Employee Incentive Stock Plan	Incorporated by reference to Exhibit 4(b) to AIG’s Registration Statement on Form S-8 (File No. 333-70069).
	(25)	SunAmerica Nonemployee Directors’ Stock Option Plan	Incorporated by reference to Exhibit 4(c) to AIG’s Registration Statement on Form S-8 (File No. 333-70069).
	(26)	SunAmerica 1995 Performance Stock Plan	Incorporated by reference to Exhibit 4(d) to AIG’s Registration Statement on Form S-8 (File No. 333-70069).
	(27)	SunAmerica Inc. 1998 Long-Term Performance-Based Incentive Plan For the Chief Executive Officer	Incorporated by reference to Exhibit 4(e) to AIG’s Registration Statement on Form S-8 (File No. 333-70069).
	(28)	SunAmerica Inc. Long-Term Performance-Based Incentive Plan Amended and Restated 1997	Incorporated by reference to Exhibit 4(f) to AIG’s Registration Statement on Form S-8 (File No. 333-70069).
	(29)	SunAmerica Five Year Deferred Cash Plan	Incorporated by reference to Exhibit 4(a) to AIG’s Registration Statement on Form S-8 (File No. 333-31346).
	(30)	SunAmerica Executive Savings Plan	Incorporated by reference to Exhibit 4(b) to AIG’s Registration Statement on Form S-8 (File No. 333-31346).
	(31)	HSB Group, Inc. 1995 Stock Option Plan	Incorporated by reference to Exhibit 10(iii)(f) to HSB’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-13135).
	(32)	HSB Group, Inc. 1985 Stock Option Plan	Incorporated by reference to Exhibit 10(iii)(a) HSB’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 1-13135).

FORM 10-K/A :  233

Exhibit
Number	Description		Location

	(33)	HSB Group, Inc. Employee’s Thrift Incentive Plan	Incorporated by reference to Exhibit 4(i)(c) to The Hartford Steam Boiler Inspection and Insurance Company’s Registration Statement on Form S-8 (File No. 33-36519).
	(34)	American General Corporation 1984 Stock and Incentive Plan	Incorporated by reference to Exhibit 10.1 to American General Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-7981).
	(35)	Amendment to American General Corporation 1984 Stock and Incentive Plan (January 2000)	Incorporated by reference to Exhibit 10.2 to American General Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-7981).
	(36)	American General Corporation 1994 Stock and Incentive Plan (January 2000)	Incorporated by reference to Exhibit 10.2 to American General Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-7981).
	(37)	Amendment to American General Corporation 1994 Stock and Incentive Plan (January 1999)	Incorporated by reference to Exhibit 10.4 to American General Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-7981).
	(38)	Amendment to American General Corporation 1994 Stock and Incentive Plan (January 2000)	Incorporated by reference to Exhibit 10.5 to American General Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-7981).
	(39)	Amendment to American General Corporation 1994 Stock and Incentive Plan (November 2000)	Incorporated by reference to Exhibit 10.1 to American General Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-7981).
	(40)	American General Corporation 1997 Stock and Incentive Plan	Incorporated by reference to Exhibit 10.3 to American General Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-7981).
	(41)	Amendment to American General Corporation 1997 Stock and Incentive Plan (January 1999)	Incorporated by reference to Exhibit 10.7 to American General Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-7981).
	(42)	Amendment to American General Corporation 1997 Stock and Incentive Plan (November 2000)	Incorporated by reference to Exhibit 10.2 to American General Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-7981).
	(43)	American General Corporation 1999 Stock and Incentive Plan	Incorporated by reference to Exhibit 10.4 to American General Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-7981).
	(44)	Amendment to American General Corporation 1999 Stock and Incentive Plan (January 1999)	Incorporated by reference to Exhibit 10.9 to American General Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-7981).
	(45)	Amendment to American General Corporation 1999 Stock and Incentive Plan (November 2000)	Incorporated by reference to Exhibit 10.3 to American General Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-7981).
	(46)	Amended and Restated American General Corporation Deferred Compensation Plan (12/11/00)	Incorporated by reference to Exhibit 10.13 to American General Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-7981).
	(47)	Amended and Restated Restoration of Retirement Income Plan for Certain Employees Participating in the Restated American General Retirement Plan (Restoration of Retirement Income Plan) (12/31/98)	Incorporated by reference to Exhibit 10.14 to American General Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-7981).
	(48)	Amended and Restated American General Supplemental Thrift Plan (12/31/98)	Incorporated by reference to Exhibit 10.15 to American General Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-7981).
	(49)	American General Employees’ Thrift and Incentive Plan (restated July 1, 2001)	Incorporated by reference to Exhibit 4(a) to AIG’s Registration Statement on Form S-8 (File No. 333-68640).

234 : FORM 10-K/A

Exhibit
Number	Description			Location

	(50)	American General Agents’ and Managers’ Thrift and Incentive Plan (restated July 1, 2001)		Incorporated by reference to Exhibit 4(b) to AIG’s Registration Statement on Form S-8 (File No. 333-68640).
	(51)	CommLoCo Thrift Plan (restated July 1, 2001)		Incorporated by reference to Exhibit 4(c) to AIG’s Registration Statement on Form S-8 (File No. 333-68640).
	(52)	Western National Corporation 1993 Stock and Incentive Plan, as amended		Incorporated by reference to Exhibit 10.18 to Western National Corporation’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-12540).
	(53)	USLIFE Corporation 1991 Stock Option Plan, as amended		Incorporated by reference to USLIFE Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (File No. 1-5683).
	(54)	Employment Agreement, Amendment to Employment Agreement, and Split-Dollar Agreement, including Assignment of Life Insurance Policy as Collateral, with Rodney O. Martin, Jr.		Incorporated by reference to Exhibit 10(xx) to AIG’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-8787).
	(55)	Employment Arrangements with Richard W. Scott
		(a) Employment Agreement		Incorporated by reference to Exhibit 10.3 to American General Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 1-7981).
		(b) Change in Control Severance Agreement		Incorporated by reference to Exhibit 10.32 to American General Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-7981).
		(c) Amendment to Employment Arrangements		Incorporated by reference to Exhibit 10(zz)(iii) to AIG’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-8787.)
	(56)	Letter from AIG to Martin J. Sullivan, dated March 16, 2005		Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on March 17, 2005 (File No. 1-8787).
Letter from AIG to Donald P.
	(57)	Kanak March	, dated 16, 2005	Incorporated by reference to Exhibit 10.2 to AIG’s Current Report on Form 8-K filed with the SEC on March 17, 2005 (File No. 1-8787).
	(58)	Letter from AIG to Steven J. Bensinger, dated March 16, 2005.		Incorporated by reference to Exhibit 10.3 to AIG’s Current Report on Form 8-K filed with the SEC on March 17, 2005 (File No. 1-8787).
11	Statement re computation of per share earnings			Included in Note 1(y) of Notes to Consolidated Financial Statements.
12	Statements re computation of ratios			Filed herewith.
13	Annual report to security holders			Not required to be filed.
16	Letter re change in certifying accountant			None.
18	Letter re change in accounting principles			None.
21	Subsidiaries of the Registrant			Filed herewith.
23	Consent of PricewaterhouseCoopers LLP			Filed herewith.
24	Power of attorney			Included on the signature page hereof.
31	Rule 13a-14(a)/15d-14(a) Certifications			Filed herewith.
32	Section 1350 Certifications			Filed herewith.
99	Additional exhibits			None.

FORM 10-K/A :  235

Schedule I
AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
SUMMARY OF INVESTMENTS –
OTHER THAN INVESTMENTS IN RELATED PARTIES

			Amount at
			which shown
At December 31, 2004 (Restated)			in the
(in millions)	Cost*	Value	Balance Sheet

Fixed maturities:
Bonds:
United States government and government agencies and authorities	$8,116	$8,234	$8,234
States, municipalities and political subdivisions	55,514	57,103	56,606
Foreign governments	65,006	68,277	68,277
Public utilities	18,296	19,278	19,278
All other corporate	204,173	213,282	213,282

Total bonds	351,105	366,174	365,677

Total fixed maturities	351,105	366,174	365,677

Equity securities:
Common stocks:
Public utilities	359	385	385
Banks, trust and insurance companies	1,712	2,031	2,031
Industrial, miscellaneous and all other	12,004	13,250	13,250

Total common stocks	14,075	15,666	15,666
Preferred stocks	2,017	2,040	2,040

Total equity securities	16,092	17,706	17,706

Mortgage loans on real estate, policy and collateral loans	23,484	23,980	23,484
Financial services assets:
Flight equipment primarily under operating leases, net of accumulated depreciation	32,130	–	32,130
Securities available for sale, at market value	29,171	31,225	31,225
Trading securities, at market value	–	2,746	2,746
Spot commodities	–	534	534
Unrealized gain on swaps, options and forward transactions	–	22,670	22,670
Trading assets	–	3,433	3,433
Securities purchased under agreements to resell, at contract value	26,272	–	26,272
Finance receivables, net of allowance	23,574	24,133	23,574
Securities lending collateral, at cost (approximates market value)	49,169	49,169	49,169
Other invested assets (approximates market value)	23,559	23,559	23,559
Short-term investments, at cost (approximates market value)	16,102	16,102	16,102

Total investments	–	–	$638,281

*	Original cost of equity securities and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts.

FORM 10-K/A :  247

Schedule II
AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEET – PARENT COMPANY ONLY

December 31,	2004	2003
(in millions)	(Restated)	(Restated)

Assets:
Cash	$17	$19
Short-term investments	672	974
Invested assets	355	469
Carrying value of subsidiaries and partially-owned companies, at equity	80,966	69,288
Premiums and insurance balances receivable – net	198	139
Other assets	2,588	2,534

Total assets	84,796	73,423

Liabilities:
Insurance balances payable	405	358
Due to affiliates – net	3,364	2,564
Medium term notes payable	667	791
Term notes payable	1,935	1,934
Zero coupon notes	1,045	1,207
Other liabilities	(2,293)	(2,661)

Total liabilities	5,123	4,193

Shareholders’ equity:
Common stock	6,878	6,878
Additional paid-in capital	2,094	2,028
Retained earnings	63,468	54,384
Accumulated other comprehensive income	9,444	7,337
Treasury stock	(2,211)	(1,397)

Total shareholders’ equity	79,673	69,230

Total liabilities and shareholders’ equity	$84,796	$73,423

See Accompanying Notes to Financial Statements – Parent Company Only.

STATEMENT OF INCOME – PARENT COMPANY ONLY

Years Ended December 31,
(in millions)	2004	2003	2002
	(Restated)	(Restated)	(Restated)

Agency loss	$(8)	$(1)	$(12)
Financial services income	578	518	292
Asset management loss	(11)	(13)	(9)
Dividend income from consolidated subsidiaries:
Cash	1,835	1,471	1,644
Other	1	–	–
Dividend income from partially-owned companies	11	9	–
Equity in undistributed net income of consolidated subsidiaries and partially-owned companies	8,705	7,708	4,708
Other income (deductions) – net	(409)	(1,221)	(805)

Income before income taxes	10,702	8,471	5,818
Income taxes	863	363	89

Net income	$9,839	$8,108	$5,729

See Accompanying Notes to Financial Statements – Parent Company Only.

248 : FORM 10-K/A

Schedule II
AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT – (continued)
STATEMENT OF CASH FLOWS – PARENT COMPANY ONLY

Years Ended December 31,	2004	2003	2002
(in millions)	(Restated)	(Restated)	(Restated)

Cash flows from operating activities:
Net income	$9,839	$8,108	$5,729

Adjustments to reconcile net income to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in income:
Equity in undistributed net income of consolidated subsidiaries and partially owned companies	(8,705)	(7,708)	(4,708)
Change in premiums and insurance balances receivable and payable – net	(12)	(4)	48
Other – net	1,610	229	1,500

Total adjustments	(7,107)	(7,483)	(3,160)

Net cash provided by operating activities	2,732	625	2,569

Cash flows from investing activities:
Purchase of investments	(107)	–	(83)
Sale of investments	200	186	415
Change in short-term investments	302	(830)	(137)
Contributions to subsidiaries and investments in partially owned companies	(1,026)	(573)	(1,481)
Other – net	(13)	(269)	(146)

Net cash used in investing activities	(644)	(1,486)	(1,432)

Cash flows from financing activities:
Change in medium term notes	(124)	(207)	456
Change in term notes	1	1,500	1
Redemption of zero coupon notes	(189)	–	–
Proceeds from common stock issued	158	74	168
Change in loans payable	(88)	(5)	(389)
Cash dividends to shareholders	(730)	(584)	(467)
Acquisition of treasury stock	(1,083)	(207)	(734)
Other – net	140	306	(152)

Net cash (used in) provided by financing activities	(1,915)	877	(1,117)

Change in cumulative translation adjustments	(175)	(15)	(3)

Change in cash	(2)	1	17
Cash at beginning of year	19	18	1

Cash at end of year	$17	$19	$18

NOTES TO FINANCIAL STATEMENTS – PARENT COMPANY ONLY

(1)	Agency operations conducted in New York through the North American Division of AIU are included in the financial statements of the parent company.
(2)	Certain accounts have been reclassified in the 2003 and 2002 financial statements to conform to their 2004 presentation.
(3)	“Equity in undistributed net income of consolidated subsidiaries and partially-owned companies” in the accompanying Statement of Income – Parent Company Only – includes equity in income of the minority-owned insurance operations.

FORM 10-K/A :  249

Schedule III
AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION

At December 31, 2004, 2003 and 2002 and for the years then ended

		Reserves
		for					Losses
		Losses and					and	Amortization
	Deferred	Loss	Reserve	Policy			Loss	of Deferred
	Policy	Expenses,	for	and		Net	Expenses	Policy	Other	Net
	Acquisition	Future Policy	Unearned	Contract	Premium	Investment	Incurred,	Acquisition	Operating	Premiums
Segment (in millions)	Costs	Benefits(a)	Premiums	Claims(b)	Revenue	Income	Benefits	Costs	Expenses	Written

2004 (Restated)
General Insurance	$3,998	$61,878	$23,400	$–	$38,537	$3,196	$30,357	$6,238	$2,189	$40,623
Life Insurance & Retirement Services	25,819	104,740	–	2,435	28,088	15,269	28,003	3,551	3,923	–

	$29,817	$166,618	$23,400	$2,435	$66,625	$18,465	$58,360	$9,789	$6,112	$40,623

2003 (Restated)
General Insurance	$3,619	$51,871	$21,235	$–	$31,306	$2,566	$22,872	$4,676	$1,783	$35,031
Life Insurance & Retirement Services	22,375	92,915	–	2,006	23,496	12,942	23,162	2,778	3,931	–

	$25,994	$144,786	$21,235	$2,006	$54,802	$15,508	$46,034	$7,454	$5,714	$35,031

2002 (Restated)
General Insurance	$3,072	$46,674	$16,556	$–	$23,595	$2,350	$19,612	$3,467	$1,598	$26,718
Life Insurance & Retirement Services	18,850	72,281	–	1,649	20,694	11,243	20,393	2,184	3,807	–

	$21,922	$118,955	$16,556	$1,649	$44,289	$13,593	$40,005	$5,651	$5,405	$26,718

(a)	Reserves for losses and loss expenses with respect to the General Insurance operations are net of discounts of $1.55 billion, $1.52 billion and $1.50 billion at December 31, 2004, 2003 and 2002, respectively.
(b)	Reflected in insurance balances payable on the accompanying consolidated balance sheet.

250 : FORM 10-K/A

Schedule IV
AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
REINSURANCE

At December 31, 2004, 2003 and 2002 and for the years then ended

						Percent of
		Ceded	Assumed			Amount
	Gross	to Other	from Other	Net		Assumed
(dollars in millions)	Amount	Companies	Companies	Amount		to Net

2004 (Restated)
Life Insurance in-force	$1,844,189	$344,036	$13,905	$1,514,058		0.9%

Premiums:
General Insurance	$44,692	$11,423	$7,354	$40,623		18.1%
Life Insurance & Retirement Services	28,486	1,114	716	28,088	*	2.5

Total premiums	$73,178	$12,537	$8,070	$68,711		11.7%

2003 (Restated)
Life Insurance in-force	$1,580,982	$293,064	$2,049	$1,289,967		0.2%

Premiums:
General Insurance	$40,786	$11,907	$6,152	$35,031		17.6%
Life Insurance & Retirement Services	24,412	952	36	23,496	*	0.2

Total premiums	$65,198	$12,859	$6,188	$58,527		10.6%

2002 (Restated)
Life Insurance in-force	$1,296,514	$278,704	$2,078	$1,019,888		0.2%

Premiums:
General Insurance	$31,806	$9,960	$4,872	$26,718		18.2%
Life Insurance & Retirement Services	21,570	912	36	20,694	*	0.2

Total premiums	$53,376	$10,872	$4,908	$47,412		10.4%

*	Includes accident and health premiums of $5.63 billion, $4.17 billion and $3.45 billion in 2004, 2003 and 2002, respectively.

FORM 10-K/A :  251