Form 10-K
period 2005-12-31
AMERICAN INTERNATIONAL GROUP INC
filed 2006-03-16
CIK 5272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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
Yes ☐                  No ☑
    The aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant computed by reference to the price at which the common equity was last sold as of June 30, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $127,330,500,000.
    As of January 31, 2006, there were outstanding 2,596,987,248 shares of Common Stock, $2.50 par value per share, of the registrant.
Documents Incorporated by Reference:
    The registrant’s definitive proxy statement filed or to be filed with the Securities and Exchange Commission pursuant to Regulation 14A involving the election of Directors at the Annual Meeting of Shareholders of the registrant scheduled to be held on May 17, 2006 is incorporated by reference in Part III of this Form 10-K.

AIG  -  Form 10-K

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
Table of Contents

Index		Page

PART I
Item 1.	Business	3
Item 1A.	Risk Factors	14
Item 1B.	Unresolved Staff Comments	17
Item 2.	Properties	17
Item 3.	Legal Proceedings	17
Item 4.	Submission of Matters to a Vote of Security Holders	21
PART II
Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	23
Item 6.	Selected Financial Data	24
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	69
Item 8.	Financial Statements and Supplementary Data	69
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	140
Item 9A.	Controls and Procedures	140
Item 9B.	Other Information	143
PART III
Item 10.	Directors and Executive Officers of the Registrant	144
Item 11.	Executive Compensation	144
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	144
Item 13.	Certain Relationships and Related Transactions	144
Item 14.	Principal Accountant Fees and Services	145
PART IV
Item 15.	Exhibits and Financial Statement Schedules	144
SIGNATURES		145

AIG  -  Form 10-K

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
Part I

ITEM 1.
Business
American International Group, Inc. (AIG), a Delaware corporation, is a holding company which, through its subsidiaries, is engaged in a broad range of insurance and insurance-related activities in the United States and abroad. AIG’s primary activities include both General Insurance and Life Insurance & Retirement Services operations. Other significant activities include Financial Services and Asset Management. The principal General Insurance company subsidiaries are American Home Assurance Company (American Home), National Union Fire Insurance Company of Pittsburgh, Pa. (National Union), New Hampshire Insurance Company (New Hampshire), Lexington Insurance Company (Lexington), The Hartford Steam Boiler Inspection and Insurance Company (HSB), Transatlantic Reinsurance Company, American International Underwriters Overseas, Ltd. (AIUO) and United Guaranty Residential Insurance Company. Significant Life Insurance & Retirement Services operations include those conducted through American Life Insurance Company (ALICO), American International Reinsurance Company, Ltd. (AIRCO), American International Assurance Company, Limited together with American International Assurance Company (Bermuda) Limited (AIA), Nan Shan Life Insurance Company, Ltd. (Nan Shan), The Philippine American Life and General Insurance Company (Philamlife), AIG Star Life Insurance Co., Ltd. (AIG Star Life), AIG Edison Life Insurance Company (AIG Edison Life), AIG Annuity Insurance Company (AIG Annuity), the AIG American General Life Companies (AIG American General), American General Life and Accident Insurance Company (AGLA), The United States Life Insurance Company in the City of New York (USLIFE), The Variable Annuity Life Insurance Company (VALIC), SunAmerica Life Insurance Company (SunAmerica Life) and AIG SunAmerica Life Assurance Company. AIG’s Financial Services operations are conducted primarily through International Lease Finance Corporation (ILFC), AIG Financial Products Corp. and AIG Trading Group Inc. (AIGTG) and their respective subsidiaries (collectively referred to as AIGFP), and American General Finance, Inc. and its subsidiaries (AGF). AIG’s Asset Management operations include AIG SunAmerica Asset Management Corp. (SAAMCo) and AIG Global Asset Management Holdings Corp. (formerly known as AIG Global Investment Group, Inc.) and its subsidiaries and affiliated companies (AIG Global Investment Group). For information on AIG’s business segments, see Note 2 of Notes to Consolidated Financial Statements.
    At December 31, 2005, AIG and its subsidiaries had approximately 97,000 employees.
    AIG’s Internet address for its corporate website is www.aigcorporate.com. AIG makes available free of charge, through the Investor Information section of AIG’s corporate website, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the Exchange Act) as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). AIG also makes available on its corporate website copies of its charters for its Audit, Nominating and Corporate Governance and Compensation Committees, as well as its Corporate Governance Guidelines (which includes Director Independence Standards) and Director, Executive Officer and Senior Financial Officer Code of Business Conduct and Ethics.
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
The Restatements
    AIG has completed two restatements of its financial statements (the Restatements). In connection with the first restatement (the First Restatement), AIG restated its consolidated financial statements and financial statement schedules for the years ended December 31, 2003, 2002, 2001 and 2000, the quarters ended March 31, June 30 and September 30, 2004 and 2003 and the quarter ended December 31, 2003. In the second restatement (the Second Restatement), AIG restated its consolidated financial statements and financial statement schedules for the years ended December 31, 2004, 2003 and 2002, along with 2001 and 2000 for purposes of preparation of the Consolidated Financial Data for 2001 and 2000, the quarterly financial information for 2004 and 2003 and the first three quarters of 2005. AIG, however, did not amend its quarterly report on Form 10-Q for the quarter ended September 30, 2005 because the adjustments to the financial statements included therein were not material to those financial statements. All financial information included in this Annual Report on Form 10-K reflects the Restatements.
AIG  -  Form 10-K

The following table shows the general development of the business of AIG on a consolidated basis, the contributions made to AIG’s consolidated revenues and operating income and the assets held, in the periods indicated, by its General Insurance, Life Insurance & Retirement Services, Financial Services and Asset Management operations and other realized capital gains (losses). For additional information, see Selected Financial Data, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes 1 and 2 of Notes to Consolidated Financial Statements.

Years Ended December 31,
(in millions)	2005	2004	2003	2002		2001

General Insurance operations:
Gross premiums written	$52,725	$52,046	$46,938	$36,678		$28,341
Net premiums written	41,872	40,623	35,031	26,718		19,793
Net premiums earned	40,809	38,537	31,306	23,595		18,661
Underwriting profit (loss)(a)	(2,050)	(247)	1,975	(1,082	)(c)	(777	)(d)
Net investment income	4,031	3,196	2,566	2,350		2,551
Realized capital gains (losses)	334	228	(39)	(345)		(189)
Operating income	2,315	3,177	4,502	923	(c)	1,585	(d)
Identifiable assets	150,667	131,658	117,511	105,891		88,250

Loss ratio	81.1	78.8	73.1	83.1		79.3
Expense ratio	23.6	21.5	19.6	21.8		24.3

Combined ratio(b)	104.7	100.3	92.7	104.9	(c)	103.6	(d)

Life Insurance & Retirement Services operations:
GAAP premiums	29,400	28,088	23,496	20,694		19,600
Net investment income	18,134	15,269	12,942	11,243		10,451
Realized capital gains (losses)(e)	(218)	43	240	(372)		(400)
Operating income	8,844	7,923	6,807	5,181		4,633	(f)
Identifiable assets	480,622	447,841	372,126	289,914		256,767
Insurance in-force at end of year(g)	1,852,833	1,858,094	1,583,031	1,298,592		1,228,501
Financial Services operations:
Interest, lease and finance charges (h)	10,525	7,495	6,242	6,822		6,321
Operating income(g)	4,276	2,180	1,182	2,125		1,769
Identifiable assets	166,488	165,995	141,667	128,104		107,719
Asset Management operations:
Advisory and management fees and net investment income from GICs	5,325	4,714	3,651	3,467		3,565
Operating income	2,253	2,125	1,316	1,125		1,019
Identifiable assets	81,080	80,075	64,047	53,732		42,961
Other realized capital gains (losses)	225	(227)	(643)	(936)		(321)
Revenues(i)	108,905	97,666	79,421	66,171		59,958
Total operating income(j)	15,213	14,845	11,907	7,808		5,917
Total assets	853,370	801,145	675,602	561,598		490,614

(a)	Underwriting profit (loss), a Generally Accepted Accounting Principles (GAAP) measure, is statutory underwriting profit (loss) adjusted primarily for changes in the deferral of policy acquisition costs. This adjustment is necessary to present the financial statements in accordance with GAAP.

(b)	Calculated on a statutory basis, includes catastrophe losses of $2.63 billion, $1.05 billion, $83 million, $61 million and $867 million (including World Trade Center and related losses (WTC losses) of $769 million) in 2005, 2004, 2003, 2002 and 2001, respectively.

(c)	In the fourth quarter of 2002, after completion of its annual review of General Insurance loss and loss adjustment expense reserves, AIG increased its net loss reserves relating to accident years 1997 through 2001 by $2.1 billion.

(d)	Includes $867 million of catastrophe losses.

(e)	Includes the effect of hedging activities that do not qualify for hedge accounting treatment under FAS 133 and the application of FAS 52. For 2005, 2004, 2003, 2002, and 2001, respectively, the amounts included are $(437) million, $(140) million, $78 million, $(91) million and $(219) million.

(f)	Includes $100 million in WTC losses.

(g)	2005 includes the effect of the non-renewal of a single large group life case of $36 billion. Also, the foreign in-force is translated to U.S. dollars at the appropriate balance sheet exchange rate in each period.

(h)	Includes the effect of hedging activities that do not qualify for hedge accounting treatment under FAS 133, including the related foreign exchange gains and losses. For 2005, 2004, 2003, 2002 and 2001, respectively, the amounts included in interest, lease and finance charges are $2.01 billion, $(122) million, $(1.01) billion, $220 million and $56 million, and the amounts included in Financial Services operating income are $1.98 billion, $(149) million, $(964) million, $240 million and $75 million.

(i)	Represents the sum of General Insurance net premiums earned, Life Insurance & Retirement Services GAAP premiums, net investment income, Financial Services interest, lease and finance charges, Asset Management advisory and management fees and net investment income from Guaranteed Investment Contracts (GICs), and realized capital gains (losses).

(j)	Represents income before income taxes, minority interest and cumulative effect of accounting changes. Includes segment operating income and other realized capital gains (losses) presented above, as well as AIG Parent and other operations of $(2.70) billion, $(333) million, $(1.26) billion, $(610) million and $(751) million in 2005, 2004, 2003, 2002 and 2001, respectively, and acquisition, restructuring and related charges of $(2.02) billion in 2001.

AIG  -  Form 10-K

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
    AIG’s Personal Lines operations provide automobile insurance through AIG Direct, the mass marketing operation of AIG, Agency Auto Division and 21st Century, as well as a broad range of coverages for high net-worth individuals through the AIG Private Client Group.
    The main business of the UGC subsidiaries is the issuance of residential mortgage guaranty insurance on conventional first lien mortgages for the purchase or refinance of 1-4 family residences. This type of insurance protects lenders in both domestic and international markets against loss if borrowers default. Other UGC subsidiaries write second lien and private student loan guaranty insurance. The second lien coverage protects lenders against loss from default on home equity and closed-end second mortgages used to finance home improvements, repairs or other expenses not directly related to the purchase of a borrower’s home. Private student loan guaranty insurance protects lenders against loss if the student, or in many cases the student’s parent, defaults on their education loan. UGC had approximately $23 billion of guaranty risk in force at December 31, 2005.
    AIG’s Foreign General Insurance group accepts risks primarily underwritten through American International Underwriters (AIU), a marketing unit consisting of wholly owned agencies and insurance companies. The Foreign General Insurance group also includes business written by AIG’s foreign-based insurance subsidiaries. The Foreign General group uses various marketing methods and multiple distribution channels to write both commercial and consumer lines insurance with certain refinements for local laws, customs and needs. AIU operates in Asia, the Pacific Rim, the United Kingdom, Europe, Africa, the Middle East and Latin America. See also Note 2 of Notes to Consolidated Financial Statements.
    During 2005, DBG and the Foreign General Insurance group accounted for 55 percent and 24 percent, respectively, of AIG’s General Insurance net premiums written.
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
AIG  -  Form 10-K

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
    AIG is diversified both in terms of classes of business and geographic locations. In General Insurance, approximately 15 percent of net premiums written for the year ended December 31, 2005 represented workers compensation business. During 2005, of the direct General Insurance premiums written (gross premiums less return premiums and cancellations, excluding reinsurance assumed and before deducting reinsurance ceded), 11 percent and 7 percent were written in California and New York, respectively. No other state accounted for more than five percent of such premiums.
    The majority of AIG’s General Insurance business is in the casualty classes, which tend to involve longer periods of time for the reporting and settling of claims. This may increase the risk and uncertainty with respect to AIG’s loss reserve development. See also the Discussion and Analysis of Consolidated Net Losses and Loss Expense Reserve Development in this Item 1. Business and Management’s Discussion and Analysis of Financial Condition and Results of Operations.
    A significant portion of AIG’s General Insurance operating revenue is derived from AIG’s insurance investment operations. For a table summarizing the investment results of General Insurance see “Insurance Investments Operations” below. See also Management’s Discussion and Analysis of Financial Conditions and Results of Operations and Notes 1, 2 and 8 of Notes to Consolidated Financial Statements.
Discussion and Analysis of Consolidated Net Losses and Loss Expense Reserve Development
The reserve for net losses and loss expenses represents the accumulation of estimates for reported losses (case basis reserves) and provisions for losses incurred but not reported (IBNR), both reduced by applicable reinsurance recoverable and the discount for future investment income. Losses and loss expenses are charged to income as incurred.
    Loss reserves established with respect to foreign business are set and monitored in terms of the respective local or functional currency. Therefore, no assumption is included for changes in currency rates. See also Note 1(bb) of Notes to Consolidated Financial Statements.
    Management reviews the adequacy of established loss reserves through the utilization of a number of analytical reserve development techniques. Through the use of these techniques, management is able to monitor the adequacy of AIG’s established reserves and determine appropriate assumptions for inflation. Also, analysis of emerging specific development patterns, such as case reserve redundancies or deficiencies and IBNR emergence, allows management to determine any required adjustments. See also Management’s Discussion and Analysis of Financial Condition and Results of Operations.
    The “Analysis of Consolidated Net Losses and Loss Expense Reserve Development” table presents the development of net losses and loss expense reserves for calendar years 1995 through 2005. Immediately following this table is a second table that presents all data on a basis that excludes asbestos and environmental net losses and loss expense reserve development. The opening reserves held are shown at the top of the table for each year end date. The amount of loss reserve discount included in the opening reserve at each date is shown immediately below the reserves held for each year. The undiscounted reserve at each date is thus the sum of the discount and the reserve held. The upper half of the table shows the cumulative amounts paid during successive years related to the undiscounted opening loss reserves. For example, in the table that excludes asbestos and environmental losses, with respect to the net losses and loss expense reserve of $24.55 billion as of December 31, 1998, by the end of 2005 (seven years later) $24.75 billion had actually been paid in settlement of these net loss reserves. In addition, as reflected in the lower section of the table, the original reserve of $25.45 billion was reestimated to be $30.64 billion at December 31, 2005. This increase from the original estimate would generally result from a combination of a number of factors, including reserves being settled for larger amounts than originally estimated. The original estimates will also be increased or decreased as more information becomes known about the individual claims and overall claim frequency and severity patterns. The redundancy (deficiency) depicted in the table, for any particular calendar year, shows the aggregate change in estimates over the period of years subsequent to the calendar year reflected at the top of the respective column heading. For example, the deficiency of $3.75 billion at December 31, 2005 related to December 31, 2004 net losses and loss expense reserves of $47.30 billion represents the cumulative amount by which reserves for 2004 and prior years have developed deficiently during 2005. The deficiency that has emerged in the last year can be attributed primarily to the excess casualty, excess workers compensation, and D&O and related management liability classes of business. These classes in total produced approximately $4 billion of adverse development in 2005, primarily related to claims from accident years 2002 and prior. For most other classes, accident years 2002 and prior generally produced adverse development in 2005, whereas accident year 2004 generally produced favorable development. In total, the favorable development for all classes of business for accident year 2004 was approximately $3.85 billion. The accident year emergence can be seen by comparing the respective development in 2005 for each column’s loss reserve in the table that follows. Loss development patterns utilized to test the reserves generally rely on the actual historical loss development patterns of prior accident years for each class of business. See also Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion of loss development in 2005.

AIG  -  Form 10-K

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

    The bottom of each table below shows the remaining undiscounted and discounted net loss reserve for each year. For example, in the table that excludes asbestos and environmental losses, for the 2000 year-end, the remaining undiscounted reserves held as of December 31, 2005 are $10.01 billion, with a corresponding discounted net reserve of $9.32 billion.
    The reserves for net losses and loss expenses with respect to Transatlantic and 21st Century are included only in consolidated net losses and loss expenses commencing with the year ended December 31, 1998, the year they were first consolidated in AIG’s financial statements. Reserve development for these operations is included only for 1998 and subsequent periods. Thus, the presentation for 1997 and prior year ends is not fully comparable to that for 1998 and subsequent years in the tables below.
AIG  -  Form 10-K

Analysis of Consolidated Losses and Loss Expense Reserve Development
The following table presents for each calendar year the losses and loss expense reserves and the development thereof including those with respect to asbestos and environmental claims. See also Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(in millions)	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005

Net Reserves Held	$19,755	$20,496	$20,901	$25,418	$25,636	$25,684	$26,005	$29,347	$36,228	$47,254	$57,476
Discount (in Reserves Held)	217	393	619	897	1,075	1,287	1,423	1,499	1,516	1,553	2,110
Net Reserves Held (Undiscounted)	19,972	20,889	21,520	26,315	26,711	26,971	27,428	30,846	37,744	48,807	59,586
Paid (Cumulative) as of:
One year later	5,416	5,712	5,607	7,205	8,266	9,709	11,007	10,775	12,163	14,910
Two years later	8,982	9,244	9,754	12,382	14,640	17,149	18,091	18,589	21,773
Three years later	11,363	11,943	12,939	16,599	19,901	21,930	23,881	25,513
Four years later	13,108	14,152	15,484	20,263	23,074	26,090	28,717
Five years later	14,667	16,077	17,637	22,303	25,829	29,473
Six years later	16,120	17,551	18,806	24,114	28,165
Seven years later	17,212	18,415	19,919	25,770
Eight years later	17,792	19,200	21,089
Nine years later	18,379	20,105
Ten years later	19,155

(in millions)	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005

Net Reserves Held (undiscounted)	$19,972	$20,889	$21,520	$26,315	$26,711	$26,971	$27,428	$30,846	$37,744	$48,807	$59,586
Undiscounted Liability as of:
One year later	19,782	20,795	21,563	25,897	26,358	26,979	31,112	32,913	40,931	53,486
Two years later	19,866	20,877	21,500	25,638	27,023	30,696	33,363	37,583	49,463
Three years later	19,865	20,994	21,264	26,169	29,994	32,732	37,964	46,179
Four years later	20,143	20,776	21,485	28,021	31,192	36,210	45,203
Five years later	19,991	20,917	22,405	28,607	33,910	41,699
Six years later	19,950	21,469	22,720	30,632	38,087
Seven years later	20,335	21,671	24,209	33,861
Eight years later	20,558	22,986	26,747
Nine years later	21,736	25,264
Ten years later	23,878
Net Redundancy/(Deficiency)	(3,906)	(4,375)	(5,227)	(7,546)	(11,376)	(14,728)	(17,775)	(15,333)	(11,719)	(4,679)
Remaining Reserves (Undiscounted)	4,724	5,158	5,658	8,091	9,922	12,226	16,486	20,666	27,690	38,576
Remaining Discount	252	299	358	459	568	690	846	999	1,212	1,568
Remaining Reserves	4,472	4,859	5,300	7,632	9,354	11,536	15,640	19,667	26,478	37,008

The table below shows the gross liability (before discount), reinsurance recoverable and net liability recorded at each year-end and the reestimation of these amounts as of December 31, 2005.

(in millions)	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005

Gross Liability, End of Year	$32,298	$32,605	$32,049	$36,973	$37,278	$39,222	$42,629	$48,173	$53,387	$63,431	$79,279
Reinsurance Recoverable, End of Year	12,326	11,716	10,529	10,658	10,567	12,251	15,201	17,327	15,643	14,624	19,693
Net Liability, End of Year	19,972	20,889	21,520	26,315	26,711	26,971	27,428	30,846	37,744	48,807	59,586
Reestimated Gross Liability	40,012	40,817	42,937	51,847	56,864	61,991	65,704	66,398	66,967	69,327
Reestimated Reinsurance Recoverable	16,134	15,553	16,190	17,986	18,777	20,292	20,501	20,219	17,504	15,841
Reestimated Net Liability	23,878	25,264	26,747	33,861	38,087	41,699	45,203	46,179	49,463	53,486
Cumulative Gross Redundancy/(Deficiency)	(7,713)	(8,212)	(10,888)	(14,874)	(19,586)	(22,769)	(23,075)	(18,225)	(13,580)	(5,896)

AIG  -  Form 10-K

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

(in millions)	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005

Net Reserves Held	$19,247	$19,753	$20,113	$24,554	$24,745	$24,829	$25,286	$28,650	$35,559	$45,742	$55,227
Discount (in Reserves Held)	217	393	619	897	1,075	1,287	1,423	1,499	1,516	1,553	2,110
Net Reserves Held (Undiscounted)	19,464	20,146	20,732	25,451	25,820	26,116	26,709	30,149	37,075	47,295	57,336
Paid (Cumulative) as of:
One year later	5,309	5,603	5,467	7,084	8,195	9,515	10,861	10,632	11,999	14,718
Two years later	8,771	8,996	9,500	12,190	14,376	16,808	17,801	18,283	21,419
Three years later	11,013	11,582	12,618	16,214	19,490	21,447	23,430	25,021
Four years later	12,645	13,724	14,972	19,732	22,521	25,445	28,080
Five years later	14,139	15,460	16,983	21,630	25,116	28,643
Six years later	15,404	16,792	18,014	23,282	27,266
Seven years later	16,355	17,519	18,972	24,753
Eight years later	16,798	18,149	19,960
Nine years later	17,230	18,873
Ten years later	17,826

(in millions)	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005

Net Reserves Held (undiscounted)	$19,464	$20,146	$20,732	$25,451	$25,820	$26,116	$26,709	$30,149	$37,075	$47,295	$57,336
Undiscounted Liability as of:
One year later	18,937	19,904	20,576	24,890	25,437	26,071	30,274	32,129	39,261	51,048
Two years later	18,883	19,788	20,385	24,602	26,053	29,670	32,438	35,803	46,865
Three years later	18,680	19,777	20,120	25,084	28,902	31,619	36,043	43,467
Four years later	18,830	19,530	20,301	26,813	30,014	34,102	42,348
Five years later	18,651	19,633	21,104	27,314	31,738	38,655
Six years later	18,574	20,070	21,336	28,345	34,978
Seven years later	18,844	20,188	21,836	30,636
Eight years later	18,984	20,515	23,441
Nine years later	19,173	21,858
Ten years later	20,379
Net Redundancy/(Deficiency)	(915)	(1,712)	(2,709)	(5,185)	(9,158)	(12,539)	(15,639)	(13,318)	(9,790)	(3,753)
Remaining Reserves (undiscounted)	2,553	2,985	3,482	5,883	7,712	10,012	14,269	18,446	25,447	36,330
Remaining Discount	252	299	358	459	568	690	846	999	1,212	1,568
Remaining Reserves	2,301	2,686	3,124	5,424	7,144	9,322	13,423	17,447	24,235	34,762

The table below shows the gross liability (before discount), reinsurance recoverable and net liability recorded at each year-end and the reestimation of these amounts as of December 31, 2005.

(in millions)	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005

Gross Liability, End of Year	$30,356	$30,302	$29,740	$34,474	$34,666	$36,777	$40,400	$46,036	$51,363	$59,897	$73,912
Reinsurance Recoverable, End of Year	10,892	10,156	9,008	9,023	8,846	10,661	13,691	15,887	14,288	12,602	16,576
Net Liability, End of Year	19,464	20,146	20,732	25,451	25,820	26,116	26,709	30,149	37,075	47,295	57,336
Reestimated Gross Liability	30,452	31,660	34,226	43,461	48,886	54,534	58,776	59,813	60,788	63,544
Reestimated Reinsurance Recoverable	10,073	9,802	10,785	12,825	13,908	15,879	16,428	16,346	13,923	12,496
Reestimated Net Liability	20,379	21,858	23,441	30,636	34,978	38,655	42,348	43,467	46,865	51,048
Cumulative Gross Redundancy/(Deficiency)	(96)	(1,358)	(4,486)	(8,987)	(14,220)	(17,757)	(18,376)	(13,777)	(9,425)	(3,647)

AIG  -  Form 10-K

Reconciliation of Net Reserves for Losses and Loss Expenses

(in millions)	2005	2004	2003

Net reserve for losses and loss expenses at beginning of year	$47,254	$36,228	$29,347
Foreign exchange effect	(628)	524	580
Acquisition	–	–	391	(a)

Losses and loss expenses incurred:
Current year	28,426	26,793	20,509
Prior years(b)	4,665	3,564	2,363

	33,091	30,357	22,872

Losses and loss expenses paid:
Current year	7,331	7,692	6,187
Prior years	14,910	12,163	10,775

	22,241	19,855	16,962

Net reserve for losses and loss expenses at end of year(c)	$57,476	$47,254	$36,228

(a)	Reflects the opening balances with respect to the GE U.S.-based auto and home insurance business acquired in 2003.

(b)	Includes accretion of discount of $(15) million in 2005, including an increase of $375 million in the discount recorded in 2005; $377 million in 2004 and $296 million in 2003. Additionally, includes $269 million in 2005, $317 million in 2004 and $323 million in 2003 for the general reinsurance operations of Transatlantic, and $197 million of additional losses incurred in 2005 resulting from increased labor and material costs related to the 2004 Florida hurricanes.

(c)	See also Note 6(a) of Notes to Consolidated Financial Statements.
    The reserve for losses and loss expenses as reported in AIG’s Consolidated Balance Sheet at December 31, 2005 differs from the total reserve reported in the Annual Statements filed with state insurance departments and, where appropriate, with foreign regulatory authorities. The differences at December 31, 2005 relate primarily to reserves for certain foreign operations not required to be reported in the United States for statutory reporting purposes.
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
    Life Insurance & Retirement Services operations in foreign countries comprised 78 percent of Life Insurance & Retirement Services GAAP premiums and 59 percent of Life Insurance & Retirement Services operating income in 2005. AIG operates overseas principally through ALICO, AIA, Nan Shan, Philamlife, AIG Star Life, and AIG Edison Life. ALICO is incorporated in Delaware and all of its business is written outside of the United States. ALICO has operations either directly or through subsidiaries in Europe, Latin America, the Caribbean, the Middle East, South Asia and the Far East, with Japan being the largest territory. AIG added significantly to its presence in Japan with the acquisition of GE Edison Life Insurance Company (now AIG Edison Life), which was consolidated beginning with the fourth quarter of 2003. AIA operates primarily in China (including Hong Kong), Singapore, Malaysia, Thailand, Korea, Australia, New Zealand, Vietnam, and India. The operations in India are conducted through a joint venture, Tata AIG Life Insurance Company Limited. Nan Shan operates in Taiwan. Philamlife is the largest life insurer in the Philippines. AIG Star Life operates in Japan. See also Note 2 of Notes to Consolidated Financial Statements.
    AIRCO acts primarily as an internal reinsurance company for AIG’s foreign life operations. This facilitates insurance risk management (retention, volatility, concentrations) and capital planning locally (branch and subsidiary). It also allows AIG to pool its insurance risks and purchase reinsurance more efficiently at a consolidated level, manage global counterparty risk and relationships and manage global life catastrophe risks.
    AIG’s principal domestic Life Insurance & Retirement Services operations include AGLA, AIG American General, AIG Annuity, USLIFE, VALIC and SunAmerica Life. These companies utilize multiple distribution channels including independent producers, brokerage, career agents and banks to offer life insurance, annuity and accident and health products and services, as well as financial and other investment products. The domestic Life Insurance & Retirement Services operations comprised 22 percent of total Life Insurance & Retirement Services GAAP premiums and 41 percent of Life Insurance & Retirement Services operating income in 2005.
    There was no significant adverse effect on AIG’s Life Insurance & Retirement Services results of operations from

AIG  -  Form 10-K

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

economic conditions in any one state, country or geographic region for the year ended December 31, 2005. See also Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
    The Foreign Life Insurance & Retirement Services companies have over 270,000 full and part-time agents, as well as independent producers, and sell their products largely to indigenous persons in local and foreign currencies. In addition to the agency outlets, these companies also distribute their products through direct marketing channels, such as mass marketing, and through brokers and other distribution outlets, such as financial institutions.
Insurance Investment Operations
A significant portion of AIG’s General Insurance and Life Insurance & Retirement Services operating revenues are derived from AIG’s insurance investment operations. See also Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes 1, 2 and 8 of Notes to Consolidated Financial Statements.
The following table summarizes the investment results of the General Insurance operations. See also Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 8 of Notes to Consolidated Financial Statements.

	Annual Average Cash and Invested Assets

	Cash
	(including			Return on	Return on
Years Ended December 31,	short-term	Invested		Average Cash	Average
(in millions)	investments)	Assets(a)	Total	and Assets(b)	Assets(c)

2005	$2,450	$86,211	$88,661	4.5%	4.7%
2004	2,012	73,338	75,350	4.2	4.4
2003	1,818	59,855	61,673	4.2	4.3
2002	1,537	47,477	49,014	4.8	5.0
2001	1,338	41,481	42,819	6.0	6.2

(a)	Including investment income due and accrued, and real estate.

(b)	Net investment income divided by the annual average sum of cash and invested assets.

(c)	Net investment income divided by the annual average invested assets.
The following table summarizes the investment results of the Life Insurance & Retirement Services operations. See also Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 8 of Notes to Consolidated Financial Statements.

	Annual Average Cash and Invested Assets

	Cash
	(including			Return on	Return on
Years Ended December 31,	short-term	Invested		Average Cash	Average
(in millions)	investments)	Assets(a)	Total	and Assets(b)	Assets(c)

2005	$6,180	$352,250	$358,430	5.1%	5.1%
2004	5,089	307,659	312,748	4.9	5.0
2003	4,680	247,608	252,288	5.1	5.2
2002	3,919	199,750	203,669	5.5	5.6
2001	3,615	162,708	166,323	6.3	6.4

(a)	Including investment income due and accrued, and real estate.

(b)	Net investment income divided by the annual average sum of cash and invested assets.

(c)	Net investment income divided by the annual average invested assets.
    AIG’s worldwide insurance investment policy places primary emphasis on investments in government and other high quality, fixed income securities in all of its portfolios and, to a lesser extent, investments in high yield bonds, common stocks, real estate, hedge funds and partnerships, in order to enhance returns on policyholders’ funds and generate net investment income. The ability to implement this policy is somewhat limited in certain territories as there may be a lack of adequate long-term investments or investment restrictions may be imposed by the local regulatory authorities. See also Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Financial Services Operations
AIG’s Financial Services subsidiaries engage in diversified activities including aircraft and equipment leasing, capital markets transactions, consumer finance and insurance premium financing.
AIG  -  Form 10-K

    AIG’s Aircraft Finance operations represent the operations of ILFC, which generates its revenues primarily from leasing new and used commercial jet aircraft to domestic and foreign airlines. Revenues also result from the remarketing of commercial jets for its own account, for airlines and for financial institutions. See also Note 2 of Notes to Consolidated Financial Statements.
    The Capital Markets operations of AIG are conducted primarily through AIGFP, which engages as principal in standard and customized interest rate, currency, equity, commodity, energy and credit products with top-tier corporations, financial institutions, governments, agencies, institutional investors, and high-net-worth individuals throughout the world. AIGFP also raises funds through municipal reinvestment contracts and other private and public security offerings, investing the proceeds in a diversified portfolio of high grade securities and derivative transactions. See also Note 2 of Notes to Consolidated Financial Statements.
    Consumer Finance operations include AGF as well as AIG Consumer Finance Group, Inc. (AIGCFG). AGF provides a wide variety of consumer finance products, including real estate mortgages, consumer loans, retail sales finance and credit-related insurance to customers in the United States. AIGCFG, through its subsidiaries, is engaged in developing a multi-product consumer finance business with an emphasis on emerging markets. See also Note 2 of Notes to Consolidated Financial Statements.
    Together, the Aircraft Finance, Capital Markets and Consumer Finance operations generate the vast majority of the revenues produced by AIG’s consolidated Financial Services operations.
    Imperial A.I. Credit Companies also contribute to Financial Services income. This operation engages principally in insurance premium financing for both AIG’s customers and those of other insurers. See Note 1 of Notes to Consolidated Financial Statements.
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
Other Operations
Certain other AIG subsidiaries provide insurance-related services such as adjusting claims and marketing specialized products. Several wholly owned foreign subsidiaries of AIG operating in countries or jurisdictions such as Ireland, Bermuda, Barbados and Gibraltar provide insurance and related administrative and back office services to a variety of insurance and reinsurance companies. These companies include captive insurance companies unaffiliated with AIG, subsidiaries of AIG and the subsidiaries of holding companies in which AIG holds an interest, such as IPC Holdings, Ltd (IPC) and Allied World Assurance Holdings, Ltd. (AWAC). AIG also has several other subsidiaries which engage in various businesses. Mt. Mansfield Company, Inc. owns and operates the ski slopes, lifts, school and an inn located at Stowe, Vermont. Also included in other operations are unallocated corporate expenses, including the settlement costs more fully described in Item 3. Legal Proceedings and Note 12(i) of Notes to Consolidated Financial Statements.
Additional Investments
AIG holds a 24.3 percent interest in IPC, a reinsurance holding company, a 23.4 percent interest in AWAC, a property-casualty insurance holding company, and a 24.5 percent interest in The Fuji Fire and Marine Insurance Co., Ltd., a general insurance company. See also Note 1(s) of Notes to Consolidated Financial Statements.
Locations of Certain Assets
As of December 31, 2005, approximately 34 percent of the consolidated assets of AIG were located in foreign countries (other than Canada), including $4.4 billion of cash and securities on deposit with foreign regulatory authorities. Foreign operations and assets held abroad may be adversely affected by political developments in foreign countries, including such possibilities as tax changes, nationalization, and changes in regulatory policy, as well as by consequence of hostilities and unrest. The risks of such occurrences and their overall effect upon AIG vary from country to country and cannot easily be predicted. If expropriation or nationalization does occur, AIG’s policy is to take all appropriate measures to seek recovery of such assets. Certain of the countries in which AIG’s business is conducted have currency restrictions which generally cause a delay in a company’s ability to repatriate assets and profits. See also Notes 1 and 2 of Notes to Consolidated Financial Statements and “Risk Factors — Foreign Operations” in Item 1A. Risk Factors.

AIG  -  Form 10-K

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

Regulation
AIG’s operations around the world are subject to regulation by many different types of regulatory authorities, including insurance, securities, investment advisory, banking and thrift regulators in the United States and abroad. The regulatory environment can have a significant effect on AIG and its business. AIG’s operations have become more diverse and consumer-oriented, increasing the scope of regulatory supervision and the possibility of intervention. In addition, the investigations into financial accounting practices that led to the Restatements of AIG’s financial statements have heightened regulatory scrutiny of AIG worldwide.
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
    In connection with the Restatements, AIG undertook to examine and evaluate each of the items that have been restated or adjusted in its consolidated GAAP financial statements to determine whether restatement of the previously filed statutory financial statements of its insurance company subsidiaries would be required. AIG completed its 2004 audited statutory financial statements for all of the Domestic General Insurance companies in late 2005. The statutory accounting treatment of the various items requiring adjustment or restatement were reviewed and agreed to with the relevant state insurance regulators in advance of the filings. Adjustments necessary to reflect the cumulative effect on statutory surplus of adjustments relating to years prior to 2004 were made to 2004 opening surplus, and 2004 statutory net income was restated accordingly. Previously reported General Insurance statutory surplus at December 31, 2004 was reduced by approximately $3.5 billion to approximately $20.6 billion.
    AIG also recently completed its 2005 unaudited statutory financial statements for all of the Domestic General Insurance companies, again after reviewing and agreeing with the relevant state insurance regulators the statutory accounting treatment of various items. The state regulators have permitted the Domestic General Insurance companies to record a $724 million reduction to opening statutory surplus as of January 1, 2005, to reflect the effects of the Second Restatement. See also Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Capital Resources — Regulation and Supervision” herein.
    AIG has taken various steps to enhance the capital positions of the Domestic General Insurance companies. AIG entered into capital maintenance agreements with the Domestic General Insurance companies that set forth procedures through which AIG will provide ongoing capital support. Dividends from the Domestic General Insurance companies were suspended in the fourth quarter of 2005. AIG contributed an additional $750 million of capital into American Home effective September 30, 2005, and contributed a further $2.25 billion of capital in February 2006 for a total of approximately $3 billion of capital into Domestic General Insurance subsidiaries effective December 31, 2005. Furthermore, in order to allow the Domestic General Insurance companies to record as an admitted asset at December 31, 2005 certain reinsurance ceded to non-U.S. reinsurers (which has the effect of increasing the statutory surplus of such Domestic General Insurance companies), AIG has obtained, and entered into reimbursement agreements for $1.5 billion of letters of credit issued by several commercial banks in favor of certain Domestic General Insurance companies.
    AIG’s insurance operations are currently under review by various state regulatory agencies. See Item 3. Legal Proceedings for a further description of these investigations and see “Risk Factors – Regulatory Investigations” in Item 1A. Risk Factors for more information on their application to AIG’s insurance businesses.
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
AIG  -  Form 10-K

corrective action to placing the insurer under regulatory control.
    The statutory surplus of each of AIG’s domestic general and life insurance subsidiaries exceeded their RBC standards as of December 31, 2005.
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
    The insurance industry in particular is highly competitive. Within the United States, AIG’s General Insurance subsidiaries compete with approximately 3,100 other stock companies, specialty insurance organizations, mutual companies and other underwriting organizations. AIG’s subsidiaries offering Life Insurance and Retirement Services compete in the United States with approximately 2,000 life insurance companies and other participants in related financial services fields. Overseas, AIG subsidiaries compete for business with foreign insurance operations of the larger U.S. insurers, global insurance groups, and local companies in particular areas in which they are active.
    AIG’s strong ratings have historically provided a competitive advantage. The effect on the business of AIG of recent regulatory investigations, the Restatements, and subsequent ratings actions is currently unknown, but these developments may adversely affect the competitive position of AIG and its subsidiaries. See “Risk Factors — AIG Credit Ratings” in Item 1A. Risk Factors.
ITEM 1A.
Risk Factors
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

AIG  -  Form 10-K

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

    These ratings actions have affected and will continue to affect AIG’s business and results of operations in a number of ways.

-	Downgrades in AIG’s debt ratings will adversely affect AIG’s results of operations. AIG relies on external sources of financing to fund several of its operations. The cost and availability of unsecured financing are generally dependent on the issuer’s long-term and short-term debt ratings. These downgrades and any future downgrades in AIG’s debt ratings may adversely affect AIG’s borrowing costs and therefore adversely affect AIG’s results of operations.
-	The downgrade in AIG’s long-term senior debt ratings will adversely affect AIGFP’s ability to compete for certain businesses. Credit ratings are very important to the ability of financial institutions to compete in the derivative and structured transaction marketplaces. Historically, AIG’s triple-A ratings provided AIGFP a competitive advantage. The downgrades have reduced this advantage and, for specialized financial transactions that generally are conducted only by triple-A rated financial institutions, counterparties may be unwilling to transact business with AIGFP except on a secured basis. This could require AIGFP to post more collateral to counterparties in the future. See below for a further discussion of the effect that posting collateral may have on AIG’s liquidity.
-	Although the financial strength ratings of AIG’s insurance company subsidiaries remain high compared to many of their competitors, the downgrades have reduced the previous ratings differential. The competitive advantage of the ratings to AIG’s insurance company subsidiaries may be lessened accordingly.
-	As a result of the downgrades of AIG’s long-term senior debt ratings, AIG was required to post approximately $1.16 billion of collateral with counterparties to municipal guaranteed investment contracts and financial derivatives transactions. In the event of a further downgrade, AIG will be required to post additional collateral. It is estimated that, as of the close of business on February 28, 2006 based on AIG’s outstanding municipal guaranteed investment agreements and financial derivatives transactions as of such date, a further downgrade of AIG’s long-term senior debt ratings to ‘Aa3’ by Moody’s or ‘AA-’ by S&P would permit counterparties to call for approximately $962 million of additional collateral. Further, additional downgrades could result in requirements for substantial additional collateral, which could have a material effect on how AIG manages its liquidity. The actual amount of additional collateral that AIG would be required to post to counterparties in the event of such downgrades depends on market conditions, the market value of the outstanding affected transactions and other factors prevailing at the time of the downgrade. Any additional obligations to post collateral will increase the demand on AIG’s liquidity.
Regulatory Investigations
Significant legal proceedings have adversely affected AIG’s results of operations for 2005. As a result of the settlements discussed below under Item 3. Legal Proceedings, AIG recorded an after-tax charge of approximately $1.15 billion in the fourth quarter of 2005. AIG is party to numerous other legal proceedings and regulatory investigations. It is possible that the effect of the unresolved matters could be material to AIG’s consolidated results of operations for an individual reporting period. For a discussion of these unresolved matters, see Item 3. Legal Proceedings.
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
AIG  -  Form 10-K

Certain Material Weaknesses
Management identified three remaining material weaknesses in AIG’s internal control over financial reporting. Remediation of these material weaknesses is ongoing. Until these weaknesses are remediated, the weaknesses could affect the accuracy or timing of future filings with the SEC and other regulatory authorities. A discussion of these material weaknesses and AIG’s remediation efforts can be found in Item 9A of Part II of this Annual Report on Form 10-K.
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
Unless relief is granted by the SEC, AIG will not be able to avail itself of certain favorable provisions of the Securities Act. AIG will not, for a period of three years, be a “well-known seasoned issuer”. During this period, AIG’s ability to communicate with respect to new product offerings and to structure client products will be more limited than they otherwise would. In addition, during this period, AIG will not be able to avail itself of provisions that allow for an automatically effective shelf registration statement or rely on the “forward-looking statements” safe harbor under the securities laws in providing forward-looking information to investors.
Foreign Operations
Foreign operations expose AIG to risks that may affect its operations, liquidity and financial conditions. AIG provides insurance and investment products and services to both businesses and individuals in more than 130 countries and jurisdictions. A substantial portion of AIG’s General Insurance business and a majority of its Life Insurance & Retirement Services businesses are conducted outside the United States. Operations outside of the United States may be affected by regional economic downturns, political upheaval, nationalization and other restrictive government actions, which could also affect other AIG operations.
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
Liquidity
Payments from subsidiaries may be limited by regulators. AIG depends on dividends, distributions and other payments from AIG’s subsidiaries to fund dividend payments and to fund payments on AIG’s obligations, including debt obligations. Regulatory and other legal restrictions may limit AIG’s ability to transfer funds freely, either to or from AIG’s subsidiaries. In particular, many of AIG’s subsidiaries, including AIG’s insurance subsidiaries, are subject to laws and regulations that authorize regulatory bodies to block or reduce the flow of funds to the parent holding company, or that prohibit such transfer altogether in certain circumstances. These laws and regulations may hinder AIG’s ability to access funds that AIG may need to make payments on AIG’s obligations.
Regulation
AIG is subject to extensive regulation in the jurisdictions in which it conducts its businesses. AIG’s operations around the world are subject to regulation by different types of regulatory authorities, including insurance, securities, investment advisory, banking and thrift regulators in the United States and abroad. AIG’s operations have become more diverse and consumer-oriented, increasing the scope of regulatory supervision and the possibility of intervention. In particular, AIG’s consumer lending business is subject to a broad array of laws and regulations governing lending practices and permissible loan terms, and AIG would expect increased regulatory oversight relating to this business.
    The regulatory environment could have a significant effect on AIG and its businesses. Among other things, AIG could be fined, prohibited from engaging in some of its business activities or subject to limitations or conditions on its business activities. Significant regulatory action against AIG could have material adverse financial effects, cause significant reputational harm, or harm business prospects. New laws or regulations or changes in the enforcement of existing laws or regulations applicable to clients may also adversely affect AIG and its businesses. See Item 1. Business — “Regulation.”

AIG  -  Form 10-K

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

Casualty Insurance Underwriting and Reserves
Casualty insurance liabilities are difficult to predict and may exceed the related reserves for losses and loss expenses. Although AIG annually reviews the adequacy of the established reserve for losses and loss expenses, there can be no assurance that AIG’s ultimate loss reserves will not develop adversely and materially exceed AIG’s current loss reserves. Estimation of ultimate net losses, loss expenses and loss reserves is a complex process for long-tail casualty lines of business, which include excess and umbrella liability, D&O, professional liability, medical malpractice, workers compensation, general liability, products liability and related classes, as well as for asbestos and environmental exposures. Generally, actual historical loss development factors are used to project future loss development. However, there can be no assurance that future loss development patterns will be the same as in the past. Moreover, any deviation in loss cost trends or in loss development factors might not be discernible for an extended period of time subsequent to the recording of the initial loss reserve estimates for any accident year. Thus, there is the potential for reserves with respect to a number of years to be significantly affected by changes in loss cost trends or loss development factors that were relied upon in setting the reserves. These changes in loss trends or loss development factors could be attributable to changes in inflation in labor and material costs or in the judicial environment, or in other social or economic phenomena affecting claims. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Operating Review — Reserve for Losses and Loss Expenses.”
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
ITEM 1B.
Unresolved Staff Comments
There are no material unresolved written comments that were received from the SEC staff 180 days or more before the end of AIG’s fiscal year relating to AIG’s periodic or current reports under the Securities Exchange Act of 1934 (Exchange Act).
ITEM 2.
Properties
AIG and its subsidiaries operate from approximately 2,200 offices in the United States, 8 offices in Canada and numerous offices in approximately 100 foreign countries. The offices in Montgomery, Alabama; Greensboro, North Carolina; Springfield, Illinois; Amarillo, Ft. Worth and Houston, Texas; Wilmington, Delaware; San Juan, Puerto Rico; Tampa, Florida; Livingston, New Jersey; Evansville, Indiana; Nashville, Tennessee; 70 Pine Street, 72 Wall Street and 175 Water Street in New York City; and offices in more than 30 foreign countries and jurisdictions including Bermuda, Chile, Hong Kong, the Philippines, Japan, United Kingdom, Singapore, Switzerland, Taiwan and Thailand are located in buildings owned by AIG and its subsidiaries. The remainder of the office space utilized by AIG subsidiaries is leased.
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
2006 Regulatory Settlements
In February 2006, AIG reached a final settlement with the SEC, the United States Department of Justice (DOJ), the Office of the New York Attorney General (NYAG) and the New York State Department of Insurance (DOI). The settlements resolved outstanding litigation filed by the SEC, NYAG and DOI against AIG and concluded negotiations with these authorities and the DOJ in connection with the accounting, financial reporting and insurance brokerage practices of AIG and its subsidiaries, as well as claims relating to the underpayment of certain workers compensation premium taxes and other assessments. The 2005 financial statements included in this Annual Report on Form 10-K include a fourth quarter after-tax charge of $1.15 billion recording the settlements.
    As part of the settlement with the SEC, the SEC filed a civil complaint, alleging that from 2000 until 2005, AIG materially falsified its financial statements through a variety of transactions and entities in order to strengthen the appearance of its financial results to analysts and investors.
AIG  -  Form 10-K

    AIG, without admitting or denying the allegations in the SEC complaint, consented to the issuance of a final judgment on February 9, 2006: (a) permanently restraining and enjoining AIG from violating Section 17(a) of the Securities Act of 1933 (Securities Act) and Sections 10(b), 13(a), 13(b)(2) and 13(b)(5) and Rules 10b-5, 12b-20, 13a-1, 13a-13 and 13b2-1 of the Exchange Act; (b) ordering AIG to pay disgorgement in the amount of $700 million; and (c) ordering AIG to pay a civil penalty in the amount of $100 million. These amounts have been paid into a fund under the supervision of the SEC to be available to resolve claims asserted in various civil proceedings, including shareholder lawsuits.
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
    As part of the settlement, the SEC filed against AIG a civil complaint, based on the conduct of AIG primarily through AIGFP, alleging violations of certain antifraud provisions of the federal securities laws and for aiding and abetting violations of reporting and record keeping provisions of those laws. AIG, without admitting or denying the allegations in the SEC complaint, consented to the issuance of a final judgment permanently enjoining it and its employees and related persons from violating certain provisions of the Exchange Act, Exchange Act Rules and the Securities Act, ordering disgorgement of fees it received in the PNC transactions and providing for AIG to establish a transaction review committee to review the appropriateness of certain future transactions and to retain an independent consultant to examine certain transactions entered into between 2000 and 2004 and review the policies and procedures of the transaction review committee. The independent consultant has a broad mandate to review transactions entered into by AIG during this period. The review of the independent consultant is now ongoing and AIG cannot at this time predict the outcome of this review.
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

AIG  -  Form 10-K

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

Pending Litigation
A number of lawsuits have been filed regarding the subject matter of the investigations of insurance brokerage practices, including derivative actions, individual actions and class actions under the federal securities laws, Racketeering Influenced and Corrupt Organizations Act (RICO), Employee Retirement Income Security Act (ERISA) and state common and corporate laws in both federal and state courts, including the federal district court in the United States District Court for the Southern District of New York (Southern District of New York), in the Commonwealth of Massachusetts Superior Court and in the Delaware Chancery Court. All of these actions generally allege that AIG and its subsidiaries violated the law by allegedly concealing a scheme to “rig bids” and “steer” business between insurance companies and insurance brokers.
    Since October 19, 2004, AIG or its subsidiaries have been named as a defendant in fifteen complaints that were filed in federal court and two that were originally filed in state court (Massachusetts and Florida) and removed to federal court. These cases generally allege that AIG and its subsidiaries violated federal and various state antitrust laws, as well as federal RICO laws, various state deceptive and unfair practice laws and certain state laws governing fiduciary duties. The alleged basis of these claims is that there was a conspiracy between insurance companies and insurance brokers with regard to the use of contingent commission agreements, bidding practices, and other broker-related conduct concerning coverage in certain sectors of the insurance industry. The Judicial Panel on Multidistrict Litigation entered an order on February 17, 2005, consolidating most of these cases and transferring them to the United States District Court for the District of New Jersey (District of New Jersey). The remainder of these cases have been transferred to the District of New Jersey. On August 15, 2005, the plaintiffs in the multidistrict litigation filed a Corrected First Consolidated Amended Commercial Class Action Complaint, which, in addition to the previously named AIG defendants, names new AIG subsidiaries as defendants. Also on August 15, 2005, AIG and two subsidiaries were named as defendants in a Corrected First Consolidated Amended Employee Benefits Class Action Complaint filed in the District Court of New Jersey, which asserts similar claims with respect to employee benefits insurance and a claim under ERISA on behalf of putative classes of employers and employees. On November 29, 2005, the AIG defendants, along with other insurer defendants and the broker defendants filed motions to dismiss both the Commercial and Employee Benefits Complaints. Plaintiffs have filed a motion for class certification in the consolidated action. In addition, complaints were filed against AIG and several of its subsidiaries in Massachusetts and Florida state courts, which have both been stayed. In the Florida action, the plaintiff has filed a petition for a writ of certiorari with the District Court of Appeals of the State of Florida, Fourth District with respect to the stay order. On February 9, 2006, a complaint against AIG and several of its subsidiaries was filed in Texas state court, making claims similar to those in the federal cases above.
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
    In July 2005, a second amended complaint was filed in the consolidated derivative case in the Southern District of New York, expanding upon accounting-related allegations based upon AIG’s First Restatement and, in August 2005, an amended consolidated complaint was filed. In June 2005, the derivative cases in Delaware were consolidated. AIG’s Board of Directors has appointed a special committee of independent directors to review the matters asserted in the derivative complaints. The courts have approved agreements staying the derivative cases pending in the Southern District of New York and in the Delaware Chancery Court while the special committee of independent directors performs its work. In September 2005, a shareholder filed suit in Delaware Chancery Court seeking documents relating to some of the allegations made in the derivative suits. AIG filed a motion to dismiss in October 2005.
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
AIG  -  Form 10-K

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

AIG  -  Form 10-K

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

ITEM 4.
Submission of Matters to a Vote of Security Holders
There were no matters submitted to a vote of security holders during the fourth quarter of 2005.
Directors and Executive Officers of the Registrant
Set forth below is information concerning the directors and executive officers of AIG. All directors are elected for one-year terms at the annual meeting of shareholders. All officers serve at the pleasure of the Board of Directors, but subject to the foregoing, are elected to one-year terms.
    Except as hereinafter noted, each of the executive officers has, for more than five years, occupied an executive position with AIG or companies that are now its subsidiaries. There are no other arrangements or understandings between any officer and any other person pursuant to which the officer was elected to such position. From January 2000 until joining AIG in May 2004, Mr. Frenkel served as Chairman of Merrill Lynch International, Inc. Between 1991 and 2001, Mr. Frenkel served for two consecutive terms as the Governor of the Bank of Israel. Prior to joining AIG in September 2002, Mr. Bensinger was Executive Vice President and Chief Financial Officer of Combined Specialty Group, Inc. (a division of Aon Corporation) commencing in March 2002, and served as Executive Vice President of Trenwick Group, Ltd. from October 1999 through December 2001. Prior to joining AIG in February 2005, Mr. Winans was a Vice President at Lehman Brothers Equity Research covering property-casualty insurers. Prior to joining Lehman Brothers in June 2003, he held a similar position at Williams Capital, following three years as an equity analyst covering the property-casualty sector at Morgan Stanley and previously at Paine Webber, which he joined in late 1999. From May 1985 until joining AIG, Mr. Roemer was employed by JPMorgan Chase, most recently as Senior Vice President – Internal Audit.

			Served as
			Director or
Name	Title	Age	Officer Since

M. Bernard Aidinoff	Director	77	1984
Pei-yuan Chia	Director	67	1996
Marshall A. Cohen	Director	70	1992
William S. Cohen	Director	65	2004
Martin S. Feldstein	Director	66	1987
Ellen V. Futter	Director	56	1999
Stephen L. Hammerman	Director	67	2005
Carla A. Hills	Director	72	1993
Richard C. Holbrooke	Director	64	2001
Fred H. Langhammer	Director	62	2006
George L. Miles, Jr.	Director	64	2005
Morris W. Offit	Director	69	2005
Martin J. Sullivan	Director, President and Chief Executive Officer	51	2002
Michael H. Sutton	Director	65	2005
Edmund S. W. Tse	Director, Senior Vice Chairman – Life Insurance	68	1996
Robert B. Willumstad	Director	60	2006
Frank G. Zarb	Director and Chairman	71	2001
Thomas R. Tizzio	Senior Vice Chairman – General Insurance	68	1982
Jacob A. Frenkel	Vice Chairman – Global Economic Strategies	62	2004
Frank G. Wisner	Vice Chairman – External Affairs	67	1997
Steven J. Bensinger	Executive Vice President and Chief Financial Officer	51	2002
Rodney O. Martin, Jr.	Executive Vice President – Life Insurance	53	2002
Kristian P. Moor	Executive Vice President – Domestic General Insurance	46	1998
Win J. Neuger	Executive Vice President and Chief Investment Officer	56	1995
R. Kendall Nottingham	Executive Vice President – Life Insurance	67	1998
Robert M. Sandler	Executive Vice President – Domestic Personal Lines	63	1980
Nicholas C. Walsh	Executive Vice President – Foreign General Insurance	55	2005
Jay S. Wintrob	Executive Vice President – Retirement Services	48	1999
William N. Dooley	Senior Vice President – Financial Services	53	1992
Axel I. Freudmann	Senior Vice President – Human Resources	59	1986
David L. Herzog	Senior Vice President and Comptroller	46	2005
Robert E. Lewis	Senior Vice President and Chief Risk Officer	54	1993
Ernest T. Patrikis	Senior Vice President and General Counsel	61	1998
Michael E. Roemer	Senior Vice President and Director of Internal Audit	43	2005
Brian T. Schreiber	Senior Vice President – Strategic Planning	40	2002
Richard W. Scott	Senior Vice President – Investments	52	2002
Kathleen E. Shannon	Senior Vice President and Secretary	56	1986
Keith L. Duckett	Vice President – Administration	45	2001
Robert A. Gender	Vice President and Treasurer	48	2005
Charlene M. Hamrah	Vice President and Director of Investor Relations	58	2004
AIG  -  Form 10-K

			Served as
			Director or
Name	Title	Age	Officer Since

Peter K. Lathrop	Vice President and Director of Taxes	63	2001
Eric N. Litzky	Vice President – Corporate Governance	44	2005
Christopher D. Winans	Vice President – Media Relations	55	2005

AIG  -  Form 10-K

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
Part II

ITEM 5.
Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	AIG’s common stock is listed in the U.S. on the New York Stock Exchange, as well as the stock exchanges in London, Paris, Switzerland and Tokyo.
The table below shows the high and low closing sales prices per share of AIG’s common stock on the New York Stock Exchange Composite Tape, for each quarter of 2005 and 2004.

	2005		2004

	High	Low	High	Low

First quarter	$73.46	$54.18	$75.12	$66.79
Second quarter	58.94	49.91	76.77	69.39
Third quarter	63.73	56.00	72.66	66.48
Fourth quarter	64.40	60.43	68.72	54.70

(b)	In 2005, AIG paid a quarterly dividend of 12.5 cents in March and June and 15.0 cents in September and December for a total cash payment of 55.0 cents per share of common stock. In 2004, AIG paid a quarterly dividend of 6.5 cents in March and June and 7.5 cents in September and December for a total cash payment of 28.0 cents per share of common stock. Subject to the dividend preference of any of AIG’s serial preferred stock which may be outstanding, the holders of shares of common stock are entitled to receive such dividends as may be declared by the Board of Directors from funds legally available therefor.
See Note 11(a) of Notes to Financial Consolidated Statements for a discussion of certain restrictions on the payment of dividends to AIG by some of its insurance subsidiaries.

(c)	The approximate number of holders of common stock as of January 31, 2006, based upon the number of record holders, was 56,000.

(d)	The following table summarizes AIG’s stock repurchases for the three month period ended December 31, 2005:

Maximum
Number of
			Total	Shares
			Number of	that May
			Shares	Yet Be
			Purchased	Purchased
		Average	as Part of	Under the
		Price	Publicly	Plans or
	Total Number	Paid	Announced	Programs
	of Shares	per	Plans or	at End of
Period	Purchased(a)(b)	Share	Programs	Month(b)

October 1 - 31, 2005	–	$–	–	36,542,700
November 1 - 30, 2005	–	–	–	36,542,700
December 1 - 31, 2005	–	–	–	36,542,700

Total	–	$–	–

(a)	Does not include 76,829 shares delivered or attested to in satisfaction of the exercise price by holders of AIG employee stock options exercised during the three months ended December 31, 2005.

(b)	On July 19, 2002, AIG announced that its Board of Directors had authorized the open market purchase of up to 10 million shares of common stock. On February 13, 2003, AIG announced that the Board had expanded the existing program through the authorization of an additional 50 million shares. The purchase program has no set expiration or termination date.
AIG  -  Form 10-K

ITEM 6.
Selected Financial Data
AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
SELECTED CONSOLIDATED FINANCIAL DATA
The Selected Consolidated Financial Data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and accompanying notes included elsewhere herein.

Years Ended December 31,
(in millions, except per share data)	2005	2004	2003	2002	2001

Revenues(a):
Premiums and other considerations	$70,209	$66,625	$54,802	$44,289	$38,261
Net investment income	22,165	18,465	15,508	13,593	13,002
Realized capital gains (losses)	341	44	(442)	(1,653)	(910)
Other revenues(b)	16,190	12,532	9,553	9,942	9,605
Total revenues	108,905	97,666	79,421	66,171	59,958
Benefits and expenses:
Incurred policy losses and benefits	63,711	58,360	46,034	40,005	33,984
Insurance acquisition and other operating expenses	29,981	24,461	21,480	18,358	18,040
Acquisition, restructuring and related charges	–	–	–	–	2,017
Total benefits and expenses	93,692	82,821	67,514	58,363	54,041
Income before income taxes, minority interest and cumulative effect of accounting changes (c)	15,213	14,845	11,907	7,808	5,917
Income taxes	4,258	4,407	3,556	1,919	1,594
Income before minority interest and cumulative effect of accounting changes	10,955	10,438	8,351	5,889	4,323
Minority interest	(478)	(455)	(252)	(160)	(101)
Income before cumulative effect of accounting changes	10,477	9,983	8,099	5,729	4,222
Cumulative effect of accounting changes, net of tax	–	(144)	9	–	(136)
Net income	10,477	9,839	8,108	5,729	4,086
Earnings per common share:
Basic
Income before cumulative effect of accounting changes	4.03	3.83	3.10	2.20	1.61
Cumulative effect of accounting changes, net of tax	–	(0.06)	–	–	(0.05)
Net income	4.03	3.77	3.10	2.20	1.56
Diluted(d)
Income before cumulative effect of accounting changes	3.99	3.79	3.07	2.17	1.59
Cumulative effect of accounting changes, net of tax	–	(0.06)	–	–	(0.05)
Net income	3.99	3.73	3.07	2.17	1.54
Dividends per common share(e)	0.63	0.29	0.24	0.18	0.16
Total assets	853,370	801,145	675,602	561,598	490,614
Long-term debt and commercial paper(f)
Guaranteed by AIG	10,425	8,498	7,469	7,144	8,141
Liabilities connected to trust preferred stock	1,391	1,489	1,682	–	–
Matched/not guaranteed by AIG	98,033	86,912	71,198	63,866	56,073
Total Liabilities(g)	766,867	721,273	606,180	501,163	438,551
Shareholders’ equity	$86,317	$79,673	$69,230	$58,303	$49,881

(a)	Represents the sum of General Insurance net premiums earned, Life Insurance & Retirement Services GAAP premiums, net investment income, Financial Services interest, lease and finance charges, Asset Management advisory and management fees and net investment income from guaranteed investment contracts, and realized capital gains (losses).

(b)	Includes the effect of hedging activities that do not qualify for hedge accounting treatment under FAS 133, including the related foreign exchange gains and losses. For 2005, 2004, 2003, 2002 and 2001, respectively, the amounts included are $2.01 billion, $(122) million, $(1.01) billion, $220 million and $56 million.

(c)	Includes catastrophe losses of $3.28 billion in 2005, $1.16 billion in 2004, $83 million in 2003, $61 million in 2002 and World Trade Center losses of $900 million in 2001.

(d)	Assumes conversion of contingently convertible bonds due to the adoption of EITF Issue No. 04-8 “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share.”

(e)	Dividends have not been restated to reflect dividends paid by AGC which was acquired by AIG on August 29, 2001.

(f)	Including that portion of long-term debt maturing in less than one year. See also Note 9 of Notes to Consolidated Financial Statements.

(g)	Includes $2.1 billion and $2.2 billion for the years ended 2002 and 2001, respectively, of other liabilities connected to the consolidation of the Muni Tender Option Bond Program trusts.

AIG  -  Form 10-K

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

ITEM 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, AIG presents its operations in the way it believes will be most meaningful. Statutory underwriting profit (loss) and combined ratios are presented in accordance with accounting principles prescribed by insurance regulatory authorities because these are standard measures of performance used in the insurance industry and thus allow more meaningful comparisons with AIG’s insurance competitors. AIG has also incorporated into this discussion a number of cross-references to additional information included throughout this Annual Report on Form 10-K to assist readers seeking related information on a particular subject.
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

Cautionary Statement Regarding Projections and Other Information About Future Events
This Annual Report on Form 10-K and other publicly available documents may include, and AIG’s officers and representatives may from time to time make, projections concerning financial information and statements concerning future economic performance and events, plans and objectives relating to management, operations, products and services, and assumptions underlying these projections and statements. These projections and statements are not historical facts but instead represent only AIG’s belief regarding future events, many of which, by their nature, are inherently uncertain and outside AIG’s control. These projections and statements may address, among other things, the status and potential future outcome of the current regulatory and civil proceedings against AIG and their potential effect on AIG’s businesses, financial position, results of operations, cash flows and liquidity, the effect of the credit rating downgrades on AIG’s businesses and competitive position, the unwinding and resolving of various relationships between AIG and Starr and SICO and AIG’s strategy for growth, product development, market position, financial results and reserves. It is possible that AIG’s actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these projections and statements. Factors that could cause AIG’s actual results to differ, possibly materially, from those in the specific projections and statements are discussed throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in “Risk Factors” in Item 1A, Part I of this Annual Report on Form 10-K. AIG is not under any obligation (and expressly disclaims any such obligations) to update or alter any projection or other statement, whether written or oral, that may be made from time to time, whether as a result of new information, future events or otherwise.
AIG  -  Form 10-K

Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

Overview of Operations and Business Results
In 2003 and prior years, AIG’s operations were conducted by its subsidiaries principally through four operating segments: General Insurance, Life Insurance, Financial Services and Retirement Services & Asset Management. Beginning with the first quarter of 2004, AIG reports Retirement Services results in the same segment as Life Insurance, reflecting the convergence of protective financial and retirement products and AIG’s current management of these operations. All financial information herein gives effect to the Restatements described in “The Restatements” under Item 1. Business. Information for years prior to 2005 included herein has been reclassified to show AIG’s results of operations and financial position on a comparable basis with the 2005 presentation.
    Through these segments, AIG provides insurance and investment products and services to both businesses and individuals in more than 130 countries and jurisdictions. This geographic, product and service diversification is one of AIG’s major strengths and sets it apart from its competitors. The importance of this diversification was especially evident in 2005, when record catastrophe losses, settlements of legal proceedings and charges for increases in reserves for loss and loss expenses, were more than offset by profitability in other segments and product lines. Although regional economic downturns or political upheaval could negatively affect parts of AIG’s operations, AIG believes that its diversification makes it unlikely that regional difficulties would have a material effect on its operating results, financial condition or liquidity.
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
    AIG’s 2005 operating performance reflects continuing implementation of various long-term strategies in its various operating segments.
    A central focus of AIG operations in recent years is the development and expansion of new distribution channels. In 2005, AIG continued to expand its distribution channels in many Asian countries, which now include banks, credit card companies and television-media home shopping. In late 2003, AIG entered into an agreement with PICC Property and Casualty Company, Limited (PICC), which will enable the marketing of accident and health products throughout China through PICC’s branch networks and agency system. AIG participates in the underwriting results through a reinsurance agreement and also holds a 9.9 percent ownership interest in PICC. Other examples of new distribution channels used both domestically and overseas include banks, affinity groups, direct response and e-commerce.
    AIG patiently builds relationships in markets around the world where it sees long-term growth opportunities. For example, the fact that AIG has the only wholly-owned foreign life insurance operations in eight cities in China is the result of relationships developed over nearly 30 years. AIG’s more recent expansion of operations into India, Vietnam, Russia and other emerging markets reflect the same growth strategy. Moreover, AIG believes in investing in the economies and infrastructures of these countries and growing with them. When AIG companies enter a new jurisdiction, they typically offer both basic protection and savings products. As the economies evolve, AIG’s products evolve with them, to more complex and investment-oriented models.
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
The following table summarizes AIG’s revenues, income before income taxes, minority interest and cumulative effect of accounting changes and net income for the twelve months ended December 31, 2005, 2004 and 2003:

Years Ended December 31,
(in millions)	2005	2004	2003

Total revenues	$108,905	$97,666	$79,421

Income before income taxes, minority interest and cumulative effect of accounting changes	15,213	14,845	11,907

Net income	$10,477	$9,839	$8,108

Consolidated Results
The 12 percent growth in revenues in 2005 and 23 percent growth in revenues in 2004 were primarily attributable to the growth in net premiums earned from global General Insurance operations as well as growth in both General Insurance and Life Insurance & Retirement Services net investment income and Life Insurance & Retirement Services GAAP premiums. An additional factor was the capital gains realized in 2004 rather than the capital losses realized in 2003.

AIG  -  Form 10-K

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

    AIG’s income before income taxes, minority interest and cumulative effect of accounting changes increased 2 percent in 2005 when compared to 2004 and 25 percent in 2004 when compared to 2003. Life Insurance & Retirement Services, Financial Services and Asset Management operating income gains accounted for the increase over 2004 and 2003 in both pretax income and net income. Somewhat offsetting these gains in 2005 was the effect of the charges related to regulatory settlements, as described in Item 3. Legal Proceedings.
The following table summarizes the net effect of catastrophe losses for December 31, 2005, 2004 and 2003.

(in millions)	2005	2004	2003

Pretax(*)	$3,280	$1,155	$83

Net of tax and minority interest	2,109	729	53

(*)	Includes $312 million and $96 million in catastrophe losses from partially owned companies in 2005 and 2004, respectively.
The following table summarizes the operations of each principal segment for the twelve months ended December 31, 2005, 2004 and 2003. See also Note 2 of Notes to Consolidated Financial Statements.

(in millions)	2005	2004	2003

Revenues(a):
General Insurance(b)	$45,174	$41,961	$33,833
Life Insurance & Retirement Services(c)	47,316	43,400	36,678
Financial Services(d)	10,525	7,495	6,242
Asset Management(e)	5,325	4,714	3,651
Other	565	96	(983)

Total	$108,905	$97,666	$79,421

Operating Income(a)(f)(g):
General Insurance	$2,315	$3,177	$4,502
Life Insurance & Retirement Services	8,844	7,923	6,807
Financial Services	4,276	2,180	1,182
Asset Management	2,253	2,125	1,316
Other(h)(i)	(2,475)	(560)	(1,900)

Total	$15,213	$14,845	$11,907

(a)	Includes the effect of hedging activities that do not qualify for hedge accounting treatment under FAS 133, including the related foreign exchange gains and losses. For 2005, 2004 and 2003, the effect was $(34) million, $(27) million and $49 million, respectively, in operating income for Aircraft Finance and $2.01 billion, $(122) million and $(1.01) billion in revenues and operating income, respectively, for Capital Markets (AIGFP).

(b)	Represents the sum of General Insurance net premiums earned, net investment income and realized capital gains (losses).

(c)	Represents the sum of Life Insurance & Retirement Services GAAP premiums, net investment income and realized capital gains (losses). Included in realized capital gains (losses) is the effect of hedging activities that do not qualify for hedge accounting treatment under FAS 133 and the application of FAS 52 of $(437) million, $(140) million and $78 million.

(d)	Represents interest, lease and finance charges.

(e)	Represents management and advisory fees, and net investment income with respect to GICs.

(f)	Represents income before income taxes, minority interest, and cumulative effect of accounting changes.

(g)	Catastrophe losses were $3.28 billion, $1.16 billion and $83 million in 2005, 2004 and 2003, respectively.

(h)	Represents unallocated corporate expenses and other realized capital gains (losses) and includes the NYAG, DOI, SEC and DOJ settlement costs in 2005.

(i)	Includes $312 million and $96 million in catastrophe related losses from partially owned companies in 2005 and 2004, respectively, and approximately $1.6 billion of regulatory settlement charges in 2005.
General Insurance
AIG’s General Insurance operations provide property and casualty products and services throughout the world. The decrease in General Insurance operating income in 2005 compared to 2004 was primarily attributable to catastrophe related losses, increases in the reserve for losses and loss expenses and changes in estimates related to the remediation of AIG’s material weakness in control over certain balance sheet reconciliations, partially offset by profitable growth in Foreign General’s underwriting results and DBG’s and Foreign General’s net investment income. In addition, realized capital gains increased in 2005 compared to 2004. General Insurance operating income includes $2.89 billion, $1.05 billion and $83 million in catastrophe related losses in 2005, 2004 and 2003, respectively. DBG’s operating income included $197 million of additional losses in 2005 resulting from increased labor and material costs related to the 2004 Florida hurricanes.
Life Insurance & Retirement Services
AIG’s Life Insurance & Retirement Services operations provide insurance, financial and investment products throughout the world. Foreign operations provided approximately 59 percent and 61 percent of AIG’s Life Insurance & Retirement Services operating income in 2005 and 2004, respectively.
    Life Insurance & Retirement Services operating income increased 12 percent in 2005 and 16 percent in 2004 when compared to 2003. Foreign Life Insurance & Retirement Services operating income grew 8 percent in 2005. Realized capital gains included in operating income was $84 million in 2005 compared to $372 million in 2004 and $486 million in 2003. The decline in realized capital gains in 2005 includes the effect of hedging activities that do not qualify for hedge accounting under FAS 133, including the related foreign exchange gains and losses under FAS 52. For 2005, the foreign Life & Retirement Service segment also incurred higher policy benefit costs for contributions to the participating policyholder fund in Singapore, totaling $137 million related to the settlement of a long disputed local tax issue. The domestic Life Insurance & Retirement Services segment operating income grew by 17 percent in 2005. Realized capital losses included in operating income was $(302) million in 2005 compared to $(329) million in 2004 and $(246) million in 2003. The 2004 results include increased policy benefits of $178 million associated with the workers compensation arbitration with Superior National. The domestic Life Insurance & Retirement
AIG  -  Form 10-K

Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

Services segment also includes $12 million and $5 million in catastrophe related losses in 2005 and 2004, respectively.
Financial Services
AIG’s Financial Services subsidiaries engage in diversified activities including aircraft and equipment leasing, capital markets transactions, consumer finance and insurance premium financing.
    Financial Services operating income increased significantly in 2005 compared to 2004 and in 2004 compared to 2003, primarily due to the fluctuation in earnings resulting from not qualifying for hedge accounting treatment under FAS 133. Offsetting this increase in 2004 when compared to 2003 is the effect of ILFC’s disposition of approximately $2 billion in aircraft through securitizations in the third quarter of 2003 and the first quarter of 2004. Fluctuations in revenues and operating income from quarter to quarter are not unusual because of the transaction-oriented nature of Capital Markets operations and the effect of not qualifying for hedge accounting treatment under FAS 133 for hedges on securities available for sale and borrowings. The increase in 2005 when compared to 2004 was partially offset by $62 million in catastrophe related losses in the Consumer Finance operations in 2005. The charge relating to the PNC settlement, see Item 3. Legal Proceedings, had a significant negative effect on results in 2004. Consumer Finance operations increased revenues and operating income, both domestically and internationally.
Asset Management
AIG’s Asset Management operations include institutional and retail asset management and broker dealer services and spread-based investment business from the sale of GICs. These products and services are offered to individuals and institutions, both domestically and overseas.
    Asset Management operating income increased 6 percent in 2005 when compared to 2004 as a result of the upturn in worldwide financial markets and a strong global product portfolio; operating income also increased 61 percent in 2004 when compared to 2003 as a result of the same factors.
Capital Resources
At December 31, 2005, AIG had total consolidated shareholders’ equity of $86.32 billion and total consolidated borrowings of $109.85 billion. At that date, $99.42 billion of such borrowings were either not guaranteed by AIG or were matched borrowings under obligations of guaranteed investment agreements (GIAs), liabilities connected to trust preferred stock, or matched notes and bonds payable.
    During 2005, AIG repurchased in the open market 2,477,100 shares of its common stock.
Liquidity
At December 31, 2005, AIG’s consolidated invested assets included $17.24 billion in cash and short-term investments. Consolidated net cash provided from operating activities in 2005 amounted to $25.14 billion. AIG believes that its liquid assets, cash provided by operations and access to short term funding through commercial paper and bank credit facilities will enable it to meet any anticipated cash requirements.
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
    These debt and financial strength ratings are current opinions of the rating agencies. As such, they may be changed, suspended or withdrawn at any time by the rating agencies as a result of changes in, or unavailability of, information or based on other circumstances. Ratings may also be withdrawn at AIG management’s request. This discussion of ratings is not a complete list of ratings of AIG and its subsidiaries. For a discussion of the effect of these ratings downgrades on AIG’s businesses, see “Risk Factors — AIG’s Credit Ratings” in Item 1A. Risk Factors.
    Despite industry price erosion in some classes of general insurance, AIG expects to continue to identify profitable opportunities and build attractive new General Insurance businesses as a result of AIG’s broad product line and extensive distribution networks. In December 2005, AIUO received a license from the government of Vietnam to operate a wholly owned general insurance company in Vietnam. This license, the first general insurance license granted by Vietnam to a U.S.-based insurance organization, permits AIG to operate a general insurance company throughout Vietnam. In early 2006, AIG announced plans to acquire a leading general insurance company in Taiwan.

AIG  -  Form 10-K

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

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
    Domestically, AIG anticipates continued operating growth in 2006 as distribution channels are expanded and new products are introduced. The home service operation has not met business objectives, although its cash flow has been strong, and domestic group life/health continues to be weak. The home service operation is expected to be a slow growth business. AIG American General’s current ratings remain equal to or higher than many of its principal competitors. AIG American General competes with a variety of companies based on services and products, in addition to ratings. The recent rating actions appear to be having no negative long term effect on independent producer relationships or customer surrender activity.
    In the airline industry, changes in market conditions are not immediately apparent in operating results. Lease rates have firmed considerably, as a result of strong demand spurred by the recovering global commercial aviation market, especially in Asia. Sales have begun to increase, and AIG expects an increasing level of interest from a variety of purchasers. AIG also expects increased contributions to Financial Services revenues and income from its consumer finance operations overseas. However, the downgrades of AIG’s credit ratings may adversely affect funding costs for AIG and its subsidiaries and AIGFP’s ability to engage in derivative transactions and certain structured products. See “Risk Factors – AIG’s Credit Ratings” in Item 1A. Risk Factors.
    GICs, which are sold domestically and abroad to both institutions and individuals, are written on an opportunistic basis when market conditions are favorable. In September 2005, AIG launched a $10 billion matched investment program in the Euromarkets under which AIG debt securities will be issued. AIG also expects to launch a matched investment program in the domestic market which, along with the Euro program, will become AIG’s principal spread-based investment activity. However, the timing of the launch of the domestic program is uncertain. Because AIG’s credit spreads in the capital markets have widened following the ratings declines, there may be a reduction in the earnings on new business in AIG’s spread based funding businesses.
    AIG has many promising growth initiatives underway around the world. Cooperative agreements such as those with PICC and various banks in the U.S., Japan and Korea are expected to expand distribution networks for AIG’s products and provide models for future growth.
    For a description of the risk factors that may affect these operations and initiatives, see Item 1A. Risk Factors.
Critical Accounting Estimates
AIG considers its most critical accounting estimates those with respect to reserves for losses and loss expenses, future policy benefits for life and accident and health contracts, deferred policy acquisition costs, estimated gross profits for investment-oriented products, fair value determinations for certain Capital Markets assets and liabilities, other-than-temporary declines in the value of investments and flight equipment recoverability. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. To the extent actual experience differs from the assumptions used, AIG’s results of operations would be directly affected.
    Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, AIG’s critical accounting estimates are discussed in detail. The major categories for which assumptions are developed and used to establish each critical accounting estimate are highlighted below.
RESERVES FOR LOSSES AND LOSS EXPENSES (GENERAL INSURANCE):

-	Loss trend factors: used to establish expected loss ratios for subsequent accident years based on premium rate adequacy and the projected loss ratio with respect to prior accident years.
-	Expected loss ratios for the latest accident year: in this case, accident year 2005 for the year end 2005 loss reserve analysis. For low-frequency, high-severity classes such as excess casualty and D&O, expected loss ratios generally are utilized for at least the three most recent accident years.
-	Loss development factors: used to project the reported losses for each accident year to an ultimate amount.
FUTURE POLICY BENEFITS FOR LIFE AND ACCIDENT AND HEALTH CONTRACTS (LIFE INSURANCE & RETIREMENT SERVICES):

-	Interest rates: which vary by geographical region, year of issuance and products.
-	Mortality, morbidity and surrender rates: based upon actual experience by geographical region modified to allow for variation in policy form.
AIG  -  Form 10-K

Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

ESTIMATED GROSS PROFITS (LIFE INSURANCE & RETIREMENT SERVICES):
    Estimated gross profits to be realized over the estimated duration of the contracts (investment-oriented products) affect the carrying value of deferred policy acquisition costs under FAS 97. Estimated gross profits include investment income and gains and losses on investments less required interest, actual mortality and other expenses.
DEFERRED POLICY ACQUISITION COSTS (LIFE INSURANCE & RETIREMENT SERVICES):

-	Recoverability based on current and future expected profitability, which is affected by interest rates, foreign exchange rates, mortality experience, and policy persistency.
DEFERRED POLICY ACQUISITION COSTS (GENERAL INSURANCE):

-	Recoverability and eligibility based upon the current terms and profitability of the underlying insurance contracts.
FAIR VALUE DETERMINATIONS OF CERTAIN ASSETS AND LIABILITIES (FINANCIAL SERVICES):

-	Valuation models: utilizing factors, such as market liquidity and current interest, foreign exchange and volatility rates.
-	Pricing data: AIG attempts to secure reliable and independent current market price data, such as published exchange rates from external subscription services such as Bloomberg or Reuters or third-party broker quotes for use in its models. When such prices are not available, AIG uses an internal methodology, which includes interpolation and extrapolation from verifiable prices from trades occurring on dates nearest to the dates of the transactions.
OTHER-THAN-TEMPORARY DECLINES IN THE VALUE OF INVESTMENTS:
Securities are considered a candidate for other-than-temporary impairment based upon the following criteria:

-	Trading at a significant (25 percent or more) discount to par or amortized cost (if lower) for an extended period of time (nine months or longer).
-	The occurrence of a discrete credit event resulting in the debtor defaulting or seeking bankruptcy or insolvency protection or voluntary reorganization.
-	The probability of non-realization of a full recovery on its investment, irrespective of the occurrence of one of the foregoing events.
FLIGHT EQUIPMENT — RECOVERABILITY (FINANCIAL SERVICES)

-	Expected undiscounted future net cash flows: based upon current lease rates, projected future lease rates and estimated terminal values of each aircraft based on third party information.
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
    GAAP accounting requires the recognition of expenses at the same time revenues are earned, the accounting principle of matching. Therefore, to convert underwriting results to a GAAP basis, acquisition expenses are deferred (deferred policy acquisition costs (DAC)) and amortized over the period the related net premiums written are earned. Accordingly, the statutory underwriting profit has been adjusted as a result of acquisition expenses being deferred as required by GAAP. DAC is reviewed for recoverability, and such review requires management judgment. See also “Critical Accounting Estimates” herein and Notes 1 and 4 of Notes to Consolidated Financial Statements.
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

AIG  -  Form 10-K

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

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
General Insurance operating income is comprised of underwriting profit (loss), net investment income and realized capital gains and losses. These components, as well as net premiums written, net premiums earned and statutory ratios for 2005, 2004 and 2003 were as follows:

(in millions, except ratios)	2005		2004	2003

Net premiums written:
Domestic General
DBG	$23,128		$22,506	$19,563
Transatlantic	3,466		3,749	3,341
Personal Lines	4,653		4,354	3,732
Mortgage Guaranty	628		607	531
Foreign General	9,997		9,407	7,864

Total	$41,872		$40,623	$35,031

Net premiums earned:
Domestic General
DBG	$22,602		$21,215	$16,704
Transatlantic	3,385		3,661	3,171
Personal Lines	4,634		4,291	3,678
Mortgage Guaranty	533		539	496
Foreign General(f)	9,655		8,831	7,257

Total	$40,809		$38,537	$31,306

Underwriting profit (loss)(a):
Domestic General
DBG	$(3,250	) (b)(c)	$(1,340)	$387
Transatlantic	(420)		(47)	109
Personal Lines	(19)		160	183
Mortgage Guaranty	241		278	264
Foreign General(e)(f)	1,398		702	1,032

Total	$(2,050	) (d)	$(247)	$1,975

Net investment income:
Domestic General
DBG	$2,403		$1,965	$1,433
Transatlantic	343		307	271
Personal Lines	217		186	152
Mortgage Guaranty	123		120	142
Intercompany adjustments and eliminations – net	1		–	7
Foreign General	944		618	561

Total	$4,031		$3,196	$2,566

Realized capital gains (losses)	334		228	(39)

Operating income(a)	$2,315	(b)(c)(d)	$3,177	$4,502

Domestic General:
Loss ratio	89.59		83.88	78.35
Expense ratio	21.00		19.21	17.25

Combined ratio	110.59		103.09	95.60

Foreign General:
Loss ratio	53.66		61.61	55.52
Expense ratio(e)	31.90		29.20	27.82

Combined ratio(f)	85.56		90.81	83.34

Consolidated:
Loss ratio	81.09		78.78	73.06
Expense ratio	23.60		21.52	19.62

Combined ratio(a)	104.69		100.30	92.68

(a)	The effect of catastrophe related losses on the consolidated General Insurance combined ratio for 2005, 2004 and 2003 was 7.06, 2.74 and 0.27, respectively. Catastrophe related losses for 2005, 2004 and 2003 by reporting unit were as follows:

(in millions)	2005		2004	2003

	Insurance	Net	Insurance	Insurance
	Related	Reinstatement	Related	Related
Reporting Unit	Losses	Premium Cost	Losses	Losses

DBG	$1,747	$122	$582	$48
Transatlantic	463	45	215	4
Personal Lines	112	2	25	5
Mortgage Guaranty	10	–	–	–
Foreign General	293	94	232	26

Total	$2,625	$263	$1,054	$83

(b)	Includes $197 million of additional losses incurred resulting from increased labor and material costs related to the 2004 Florida hurricanes.

(c)	The 2005 operating loss for DBG includes $291 million of expenses related to changes in estimates for uncollectible reinsurance and other premium balances and $100 million of accrued expenses in connection with certain workers compensation insurance policies written between 1985 and 1996. See Note 12(i) of Notes to Consolidated Financial Statements.

(d)	Includes the fourth quarter 2005 increase in net reserves of approximately $1.8 billion.
(e) Includes the results of wholly owned AIU agencies.

(f)	Income statement accounts expressed in non-functional currencies are translated into U.S. dollars using average exchange rates.
General Insurance Results
General Insurance operating income in 2005 decreased after accounting for catastrophe related losses, the fourth quarter increase in reserves and changes in estimates related to remediation of the material weakness in reconciliation of balance sheet accounts. This decrease was partially offset by strong profitable growth in Foreign General’s underwriting results and DBG’s and Foreign General’s net investment income. DBG’s underwriting results also included additional losses incurred resulting from increased labor and material costs related to the 2004 Florida hurricanes. General Insurance operating income in 2004 showed positive results, even after accounting for catastrophe losses, the charge for asbestos and environmental exposures and the $232 million charge reflecting a change in estimate for salvage and subrogation recoveries. Net investment income and the capital gains realized in 2004 rather than the capital losses realized in 2003 also benefited General Insurance results.
AIG  -  Form 10-K

Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

    DBG’s net premiums written increased modestly in 2005 when compared to 2004, reflecting generally improving renewal retention rates and a modest change in the mix of business towards smaller accounts for which DBG purchases less reinsurance. DBG also continued to expand its relationships with a larger number and broader range of brokers. Recently, DBG has seen improvement in domestic property rates as well as increases in submission activity in the aftermath of the 2005 hurricanes. DBG attributes the increase in submissions to its overall financial strength in comparison to many insurers that experienced significant losses and reductions of surplus as a result of the hurricanes.
    The DBG loss ratio increased in 2005 from 2004 principally as a result of adverse loss development, the third and fourth quarter 2005 catastrophe related losses and the $197 million of additional losses resulting from increased labor and material costs related to the 2004 hurricanes.
    The DBG expense ratio increased in 2005 from 2004 principally due to an increase in net commissions resulting from the replacement of certain ceded quota share reinsurance, for which DBG earns a ceding commission, with excess-of-loss reinsurance, which generally does not include a ceding commission. Increases in other underwriting expenses at DBG relate to the changes in estimates noted above, as well as unusually high expenses for Personal Lines. The Foreign General expense ratio increased in 2005 from 2004 principally because consumer lines of business, which have higher acquisition costs, have become more significant.
    Transatlantic’s net premiums written and net premiums earned for 2005 decreased compared to 2004, principally due to competitive market conditions and increased ceding company retentions in certain classes of business. The great majority of the premium decrease relates to Transatlantic’s domestic operations. Operating income decreased principally as a result of the increased level of catastrophe losses.
    Personal Lines net premiums written and net premiums earned for 2005 increased when compared to 2004 as a result of strong growth in the Private Client Group and Agency Auto divisions due to increased agent/broker appointments, greater penetration and enhanced product offerings. AIG direct premiums are down slightly from 2004 due to aggressive re-underwriting of the previously acquired GE business and the discontinuation of underwriting homeowners business. Involuntary auto premiums were down in 2005 due to the decline in the assigned risk marketplace. Underwriting profit declined in 2005 as a result of hurricane losses and related expenses, reserve strengthening, an increase in Agency Auto’s current accident year physical damage loss ratio, and expenses incurred related to terminating AIG’s relationship with The Robert Plan effective December 31, 2005.
    Mortgage Guaranty net premiums written were up slightly for 2005 when compared to 2004, reflecting growth in the second liens and international businesses offset by higher ceded premiums. Higher acquisition costs and lower earned premiums from certain single premium product lines resulted in lower underwriting profit in 2005 compared to 2004. UGC continued to achieve expansion of its international business in 2005.
    Foreign General Insurance had strong results in 2005. Growth in net premiums written for 2005 was achieved from new business as well as new distribution channels. In Japan, the purchase in February 2005 of the insurance portfolio of the Royal & SunAlliance branch operations opened new distribution channels. In the Far East, personal accident business exhibited strong growth and had excellent results for 2005. Commercial lines in Europe exhibited healthy growth and had positive results for 2005, partially offset by rate decreases in Australia and the United Kingdom. Personal lines operations in Brazil and Latin America continue to exhibit strong growth, which translated into improved underwriting results for 2005. The Lloyd’s Ascot syndicate continues to grow; however, insurance losses and reinstatement premium costs relating to the hurricanes caused a significant reduction in 2005 underwriting results. Foreign General Insurance also benefited from a decrease in the fourth quarter of 2005 in net reserves for loss and loss expense for non-asbestos and environmental reserves. Approximately half of the Foreign General Insurance net premiums written is derived from commercial insurance and the remainder from consumer lines.
AIG transacts business in most major foreign currencies. The following table summarizes the effect of changes in foreign currency exchange rates on the growth of General Insurance net premiums written.

2005

Growth in original currency	2.6%
Foreign exchange effect	0.5
Growth as reported in U.S. dollars	3.1%

    AIG’s General Insurance results reflect the effects of catastrophe related losses of $2.89 billion, $1.05 billion and $83 million in 2005, 2004 and 2003, respectively. Losses caused by catastrophes can fluctuate widely from year to year, making comparisons of recurring type business more difficult. With respect to catastrophe losses, AIG believes that it has taken appropriate steps, such as careful exposure selection and obtaining reinsurance coverage, to reduce the effect of the magnitude of possible future losses. The occurrence of one or more catastrophic events of unanticipated frequency or severity, such as a terrorist attack, earthquake or hurricane, that causes insured losses, however, could have a material adverse effect on AIG’s results of operations, liquidity or financial condition.
    General Insurance net investment income grew in 2005 when compared to 2004. AIG is benefiting from strong cash flow, higher interest rates and increased partnership income. Cash flow for Foreign General was lower in 2005 when compared to 2004 due to payments for catastrophe related losses incurred in 2005 and 2004 and for the purchase of the Royal & SunAlliance branch operations. Partnership income was particularly strong for Foreign General due to increases in market valuations of infrastructure fund investments in Africa, Asia, China, Eastern Europe and India. Additionally, net investment income was positively affected by the compounding of previously earned and reinvested net investment income. In

AIG  -  Form 10-K

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

2004, net investment income increased when compared to 2003. See also the discussion under “Liquidity” herein and Note 8 of Notes to Consolidated Financial Statements.
    Realized capital gains and losses resulted from the ongoing investment management of the General Insurance portfolios within the overall objectives of the General Insurance operations. See the discussion on “Valuation of Invested Assets” herein.
    The contribution of General Insurance operating income to AIG’s consolidated income before income taxes, minority interest and cumulative effect of accounting changes was 15 percent in 2005, compared to 21 percent in 2004 and 38 percent in 2003. The decrease in contribution percentages in both 2005 and 2004 was largely the result of reserve increases and the effects of catastrophe losses.
Reinsurance
AIG is a major purchaser of reinsurance for its General Insurance operations. AIG insures risks globally, and its reinsurance programs must be coordinated in order to provide AIG the level of reinsurance protection that AIG desires. Reinsurance is an important risk management tool to manage transaction and insurance line risk retention at prudent levels set by management. AIG also purchases reinsurance to mitigate its catastrophic exposure. AIG is cognizant of the need to exercise good judgment in the selection and approval of both domestic and foreign companies participating in its reinsurance programs because one or more catastrophe losses could negatively affect AIG’s reinsurers and result in an inability of AIG to collect reinsurance recoverables. AIG’s reinsurance department evaluates catastrophic events and assesses the probability of occurrence and magnitude of catastrophic events through the use of state-of-the-art industry recognized program models among other techniques. AIG supplements these models through continually monitoring the risk exposure of AIG’s worldwide General Insurance operations and adjusting such models accordingly. Although reinsurance arrangements do not relieve AIG from its direct obligations to its insureds, an efficient and effective reinsurance program substantially limits AIG’s exposure to potentially significant losses. With respect to its property business, AIG has either renewed existing coverage or purchased new coverage that, in the opinion of management, is adequate to limit AIG’s exposures.
    AIG’s consolidated general reinsurance assets amounted to $23.59 billion at December 31, 2005 and resulted from AIG’s reinsurance arrangements. Thus, a credit exposure existed at December 31, 2005 with respect to reinsurance recoverable to the extent that any reinsurer may not be able to reimburse AIG under the terms of these reinsurance arrangements. AIG manages its credit risk in its reinsurance relationships by transacting with reinsurers that it considers financially sound, and when necessary AIG holds substantial collateral in the form of funds, securities and/or irrevocable letters of credit. This collateral can be drawn on for amounts that remain unpaid beyond specified time periods on an individual reinsurer basis. At December 31, 2005, approximately 48 percent of the general reinsurance assets were from unauthorized reinsurers. Many of these balances were collateralized, permitting statutory recognition. Additionally, with the approval of its domiciliary insurance regulators, AIG posted approximately $1.5 billion of letters of credit issued by several commercial banks in favor of certain Domestic General Insurance companies to permit statutory recognition of balances otherwise uncollateralized at December 31, 2005. The remaining 52 percent of the general reinsurance assets were from authorized reinsurers. The terms authorized and unauthorized pertain to regulatory categories, not creditworthiness. At December 31, 2005, approximately 88 percent of the balances with respect to authorized reinsurers are from reinsurers rated A (excellent) or better, as rated by A.M. Best, or A (strong) or better, as rated by S&P. These ratings are measures of financial strength.
    AIG maintains a reserve for estimated unrecoverable reinsurance. While AIG has been largely successful in its previous recovery efforts, at December 31, 2005, AIG had a reserve for unrecoverable reinsurance approximating $992 million. At that date, AIG had no significant reinsurance recoverables due from any individual reinsurer that was financially troubled (e.g., liquidated, insolvent, in receivership or otherwise subject to formal or informal regulatory restriction).
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
    AIG enters into intercompany reinsurance transactions, primarily through AIRCO, for its General Insurance and Life Insurance operations. AIG enters into these transactions as a sound and prudent business practice in order to maintain underwriting control and spread insurance risk among AIG’s various legal entities. These reinsurance agreements have been approved by the appropriate regulatory authorities. All material intercompany transactions have been eliminated in consolidation. AIG generally obtains letters of credit in order to obtain statutory recognition of these intercompany reinsurance transactions. At December 31, 2005, approximately $3.6 billion of letters of credit were outstanding to cover intercompany reinsurance transactions with AIRCO or other General Insurance subsidiaries.
    At December 31, 2005, the consolidated general reinsurance assets of $23.59 billion include reinsurance recoverables for paid losses and loss expenses of $829 million and $19.69 bil-
AIG  -  Form 10-K

Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

lion with respect to the ceded reserve for losses and loss expenses, including ceded losses incurred but not reported (IBNR) (ceded reserves) and $3.07 billion of ceded reserve for unearned premiums. The ceded reserve for losses and loss expenses represent the accumulation of estimates of ultimate ceded losses including provisions for ceded IBNR and loss expenses. The methods used to determine such estimates and to establish the resulting ceded reserves are continually reviewed and updated by management. Any adjustments thereto are reflected in income currently. It is AIG’s belief that the ceded reserve for losses and loss expenses at December 31, 2005 were representative of the ultimate losses recoverable. In the future, as the ceded reserves continue to develop to ultimate amounts, the ultimate loss recoverable may be greater or less than the reserves currently ceded.
Reserve for Losses and Loss Expenses
The table below classifies as of December 31, 2005 the components of the General Insurance gross reserve for losses and loss expenses (loss reserves) by major lines of business on a statutory Annual Statement basis*:

(in millions)

Other liability occurrence	$18,116
Other liability claims made	12,447
Workers compensation	11,630
Auto liability	6,569
Property	7,217
International	4,939
Reinsurance	2,886
Medical malpractice	2,363
Aircraft	1,844
Products liability	1,937
Commercial multiple peril	1,359
Accident and health	1,678
Fidelity/ surety	1,072
Other	3,112

Total	$77,169

*	Presented by lines of business pursuant to statutory reporting requirements as prescribed by the National Association of Insurance Commissioners.
    AIG’s reserve for losses and loss expenses represents the accumulation of estimates of ultimate losses, including IBNR and loss expenses. The methods used to determine loss reserve estimates and to establish the resulting reserves are continually reviewed and updated by management. Any adjustments resulting therefrom are reflected in operating income currently. Because loss reserve estimates are subject to the outcome of future events, changes in estimates are unavoidable given that loss trends vary and time is often required for changes in trends to be recognized and confirmed. Reserve changes that increase previous estimates of ultimate cost are referred to as unfavorable or adverse development or reserve strengthening. Reserve changes that decrease previous estimates of ultimate cost are referred to as favorable development.
    At December 31, 2005, General Insurance net loss reserves were $57.5 billion, an increase of $10.22 billion from the prior year-end. The net loss reserve increase includes the fourth quarter 2005 increase in net reserves of approximately $1.8 billion, comprised of $960 million for non-asbestos and environmental exposures, and $873 million for asbestos and environmental exposures. The increase in non-asbestos and environmental reserves includes an increase of $1.44 billion for DBG and decreases of $455 million for Foreign General Insurance and $29 million for Mortgage Guaranty. The DBG increase of $1.44 billion is $140 million greater than the amount previously announced in AIG’s press release of February 9, 2006 as a result of an additional change in estimate related to a commuted reinsurance agreement. The aggregate increase in asbestos and environmental reserves includes increases of $706 million and $167 million, respectively, for DBG and Foreign General Insurance.
    As discussed in more detail below, the fourth quarter 2005 reserve increase was attributable to adverse development primarily related to 2002 and prior accident years, partially offset by favorable development for accident years 2003 through 2005. This reserve action reflects the completion of both the Milliman, Inc. (Milliman) review and AIG’s own actuarial studies in the fourth quarter of 2005.
    The net loss reserves represent loss reserves reduced by reinsurance recoverables, net of an allowance for unrecoverable reinsurance and applicable discount for future investment income. The table below classifies the components of the General Insurance net loss reserves by business unit as of December 31, 2005.

(in millions)

DBG(a)	$40,782
Personal Lines(b)	2,578
Transatlantic	5,690
Mortgage Guaranty	340
Foreign General(c)	8,086

Total Net Loss Reserve	$57,476

(a)	DBG loss reserves include approximately $3.77 billion ($4.26 billion before discount) related to business written by DBG but ceded to AIRCO and reported in AIRCO’s statutory filings. DBG loss reserves also include approximately $407 million related to business included in AIUO’s statutory filings.

(b)	Personal Lines loss reserves include $878 million related to business ceded to DBG and reported in DBG’s statutory filings.

(c)	Foreign General loss reserves include approximately $2.15 billion related to business reported in DBG’s statutory filings.
    The DBG net loss reserve of $40.78 billion is comprised principally of the business of AIG subsidiaries participating in the American Home/ National Union pool (11 companies) and the surplus lines pool (Lexington, Starr Excess Liability Insurance Company and Landmark Insurance Company).
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

AIG  -  Form 10-K

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

subsequent years included products liability occurrence. AIRCO’s loss reserves relating to these quota share cessions from DBG are recorded on a discounted basis. As of year-end 2005, AIRCO carried a discount of approximately $490 million applicable to the $4.26 billion in undiscounted reserves it assumed from the American Home/National Union pool via this quota share cession. AIRCO also carries approximately $440 million in net loss reserves relating to Foreign General insurance business. These reserves are carried on an undiscounted basis.
    Beginning in 1997, the Personal Lines division ceded a percentage of all business written by the companies participating in the personal lines pool to the American Home/National Union pool. As noted above, the total reserves carried by participants in the American Home/National Union pool relating to this cession amounted to $878 million as of year-end 2005.
    The companies participating in the American Home/National Union pool have maintained a participation in the business written by AIU for decades. As of year-end 2005, these AIU reserves carried by participants in the American Home/National Union pool amounted to approximately $2.15 billion. The remaining Foreign General reserves are carried by AIUO, AIRCO, and other smaller AIG subsidiaries domiciled outside the United States. Statutory filings in the U.S. by AIG companies reflect all the business written by U.S. domiciled entities only, and therefore exclude business written by AIUO, AIRCO, and all other internationally domiciled subsidiaries. The total reserves carried at year-end 2005 by AIUO and AIRCO were approximately $3.72 billion and $4.21 billion, respectively. AIRCO’s $4.21 billion in total general insurance reserves consist of approximately $3.77 billion from business assumed from the American Home/National Union pool and an additional $440 million relating to Foreign General Insurance business.
Discounting of Reserves
At December 31, 2005, AIG’s overall General Insurance net loss reserves reflects a loss reserve discount of $2.11 billion, including tabular and non-tabular calculations. The tabular workers compensation discount is calculated using a 3.5 percent interest rate and the 1979-81 Decennial Mortality Table. The non-tabular workers compensation discount is calculated separately for companies domiciled in New York and Pennsylvania, and follows the statutory regulations for each state. For New York companies, the discount is based on a five percent interest rate and the companies’ own payout patterns. For Pennsylvania companies, the statute has specified discount factors for accident years 2001 and prior, which are based on a six percent interest rate and an industry payout pattern. For accident years 2002 and subsequent, the discount is based on the yield of U.S. Treasury securities ranging from one to twenty years and the company’s own payout pattern, with the future expected payment for each year using the interest rate associated with the corresponding Treasury security yield for that time period. The discount is comprised of the following: $512 million — tabular discount for workers compensation in DBG; $1.11 billion — non-tabular discount for workers compensation in DBG; and, $490 million — non-tabular discount for other liability occurrence and products liability occurrence in AIRCO. The total undiscounted workers compensation loss reserve carried by DBG is approximately $9.5 billion as of year-end 2005. The other liability occurrence and products liability occurrence business in AIRCO that is assumed from DBG is discounted based on the yield of U.S. Treasury securities ranging from one to twenty years and the DBG payout pattern for this business. The undiscounted reserves assumed by AIRCO from DBG totaled approximately $4.26 billion at December 31, 2005.
Results of 2005 Reserving Process
It is management’s belief that the General Insurance net loss reserves are adequate to cover General Insurance net losses and loss expenses as of December 31, 2005. While AIG annually reviews the adequacy of established loss reserves, there can be no assurance that AIG’s ultimate loss reserves will not develop adversely and materially exceed AIG’s loss reserves as of December 31, 2005. In the opinion of management, such adverse development and resulting increase in reserves is not likely to have a material adverse effect on AIG’s consolidated financial position, although it could have a material adverse effect on AIG’s consolidated results of operations for an individual reporting period. See “Risk Factors — Casualty Insurance and Underwriting Reserves” in Item 1A. Risk Factors.
    As part of the 2005 year-end actuarial loss reserve analysis, AIG expanded its review processes and conducted additional studies. In addition, in August 2005, AIG commissioned Milliman to provide an independent, comprehensive review of the loss reserves of AIG’s principal property-casualty insurance operations, including an independent ground up study of AIG’s asbestos and environmental exposures. The Milliman review encompassed nearly all of AIG’s carried loss reserves, other than those pertaining to the operations of Transatlantic and 21st Century. AIG’s management carefully considered the analyses provided by its actuarial staff and by Milliman for each class of business in determining AIG’s best estimate of its loss reserves.
AIG  -  Form 10-K

Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

The table below presents the reconciliation of net loss reserves for 2005, 2004 and 2003 as follows:

(in millions)	2005		2004		2003

Net reserve for losses and loss expenses at beginning of year	$47,254		$36,228		$29,347
Foreign exchange effect	(628)		524		580
Acquisition	–		–		391	(a)

Losses and loss expenses incurred:
Current year	28,426		26,793		20,509
Prior years(b)	4,665	(c)	3,564	(d)	2,363

Losses and loss expenses incurred	33,091		30,357		22,872

Losses and loss expenses paid:
Current year	7,331		7,692		6,187
Prior years	14,910		12,163		10,775

Losses and loss expenses paid	22,241		19,855		16,962

Net reserve for losses and loss expenses at end of year	$57,476		$47,254		$36,228

(a)	Reflects the opening balances with respect to the GE U.S.-based auto and home insurance business acquired in 2003.

(b)	Includes accretion of discount of $(15) million in 2005, including an increase of $375 million in the discount recorded in 2005; $377 million in 2004 and $296 million in 2003. Additionally, includes $269 million in 2005, $317 million in 2004 and $323 million in 2003 for the general reinsurance operations of Transatlantic, and $197 million of additional losses incurred in 2005 resulting from increased labor and material costs related to the 2004 Florida hurricanes.

(c)	Includes fourth quarter charge of $1.8 billion.

(d)	Includes fourth quarter charge of $850 million attributable to the change in estimate for asbestos and environmental exposures.
    For 2005, AIG’s overall net loss reserve development from prior accident years was an increase of approximately $4.67 billion, including approximately $269 million from the general reinsurance operations of Transatlantic. This $4.67 billion adverse development in 2005 was comprised of approximately $8.60 billion for 2002 and prior accident years, partially offset by favorable development for accident years 2003 and 2004 for most lines of business, with the notable exception being D&O. The adverse loss development for 2002 and prior accident years is attributable to approximately $4.0 billion of development from D&O and related management liability classes of business, excess casualty, and excess workers compensation, and to approximately $873 million of development from asbestos and environmental claims. The remaining portion of the adverse development for 2002 and prior accident years includes approximately $520 million related to Transatlantic with the balance spread across many other lines of business.
    The largest contributors to the $4.67 billion net adverse loss development were:
D&O and related management liability classes of business: The adverse development for 2002 and prior accident years totalled approximately $1.7 billion, principally related to 2002 and prior accident years. This adverse development resulted from significant loss cost escalation due to a variety of factors, including the following: the increase in frequency and severity of corporate bankruptcies; the increase in frequency of financial statement restatements; the sharp rise in market capitalization of publicly traded companies and the increase in the number of initial public offerings, which led to an unprecedented number of IPO allocation/laddering suits in 2001. In addition, the extensive utilization of multi-year policies during this period limited AIG’s ability to respond to emerging trends as rapidly as would otherwise be the case.
    AIG has experienced significant adverse loss development since 2002 as a result of these issues. AIG has taken numerous actions in response to this development, including rate increases and policy form and coverage changes to better contain future loss costs in this class of business. AIG’s 2005 year-end actuarial reserve analyses for DBG exposures reflected several other noteworthy additional considerations and studies. AIG’s claims staff conducted a series of ground-up claim projections covering all open claims for this class of business through accident year 2004. Given the adverse development observed for this class of business in recent years, for year-end 2005 AIG believed its reserves for this class were better estimated by benchmarking the actuarial indications to these claim projections.
Excess Casualty: The adverse development for prior years was approximately $1.3 billion related to 2001 and prior accident years. This adverse development resulted from significant loss cost increases due to both frequency and severity of claims. The primary drivers of the increasing loss costs were medical inflation, which increased the economic loss component of tort claims; advances in medical care, which extended the life span of severely injured workers; and larger jury verdicts, which increased the value of severe tort claims. An additional factor affecting AIG’s excess casualty experience in recent years has been the accelerated exhaustion of underlying primary policies for homebuilders. This has led to increasing construction defect related claim activity on AIG’s excess policies. As noted above for D&O, many excess casualty policies were written on a multi-year basis in the late 1990s, which limited AIG’s ability to respond to emerging trends as rapidly as would otherwise be the case. AIG responded to these emerging trends by increasing rates and effecting numerous policy form and coverage changes. This led to a significant improvement in experience beginning with accident year 2001. In response to the continuing loss development, AIG increased further the loss development factors for this class of business in its 2005 year-end actuarial reserve analysis. In addition, to more accurately estimate losses for construction defects, a separate review was performed by AIG claims staff for accounts with significant exposure to these claims.
Excess Workers Compensation: The adverse development for prior years was approximately $1 billion related to 2002 and prior accident years. This adverse development resulted from significant loss cost increases, primarily attributable to rapidly increasing medical inflation and advances in medical care, which increased the cost of covered medical care and extended the life span of severely injured workers. The effect of these factors on excess workers compensation claims experience is leveraged, as frequency is increased by the rising number of claims that reach the excess layers.

AIG  -  Form 10-K

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

    In response to the continuing loss development, an additional study was conducted for the 2005 year-end actuarial reserve analysis for DBG pertaining to the selection of loss development factors for this class of business. Claims for excess workers compensation exhibit an exceptionally long tail of loss development, running for decades from the date the loss is incurred. Thus, the adequacy of loss reserves for this class is sensitive to the estimated loss development factors, as such factors may be applied to many years of loss experience. In order to better estimate the tail development for this class, AIG claims staff conducted a claim by claim projection of the expected ultimate paid loss for each open claim for 1998 and prior accident years as these are the primary years that drive the tail factors. The objective of the study was to provide a benchmark against which loss development factors in the tail could be evaluated.
    For a discussion of the adverse development in asbestos and environmental exposures, see “Asbestos and Environmental Reserves” below.
    The favorable development in 2005 referred to above was principally the result of the following: Most classes of business, with the notable exception of D&O, experienced favorable loss development for accident year 2003, and nearly all classes experienced favorable development for accident year 2004. These accident years are benefiting from the actions AIG has taken in response to the significant improvement in market conditions that occurred beginning in 2001 and that accelerated thereafter. Rates increased sharply for most classes of business, and policy terms and conditions were also improved significantly. In connection with AIG’s 2005 year-end actuarial reserve analysis and after considering the results of the Milliman review, AIG has recognized the improving results to the extent they are credible, evidenced by up to five years of favorable loss experience across many lines of business since the market conditions improved. In addition, AIG has taken this information into consideration in determining the expected loss ratios for the 2005 accident year.
Overview of Loss Reserving Process
    The General Insurance loss reserves can generally be categorized into two distinct groups. One group is long-tail casualty lines of business which include excess and umbrella liability, D&O, professional liability, medical malpractice, workers compensation, general liability, products liability, and related classes. The other group is short-tail lines of business consisting principally of property lines, personal lines and certain classes of casualty lines.
Short-Tail Reserves
    For operations writing short-tail coverages, such as property coverages, the process of recording quarterly loss reserve changes is geared toward maintaining an appropriate reserve level for the outstanding exposure, rather than determining an expected loss ratio for current business. For example, the IBNR reserve required for a class of property business might be expected to approximate 20 percent of the latest year’s earned premiums, and this level of reserve would generally be maintained regardless of the loss ratio emerging in the current quarter. The 20 percent factor is adjusted to reflect changes in rate levels, loss reporting patterns, known exposures to large unreported losses, or other factors affecting the particular class of business.
Long-Tail Reserves
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
    A number of actuarial assumptions are made in the review of reserves for each line of business. For longer tail lines of business, actuarial assumptions generally are made with respect to the following:

-	Loss trend factors which are used to establish expected loss ratios for subsequent accident years based on the projected loss ratio for prior accident years.
-	Expected loss ratios for the latest accident year (i.e., accident year 2005 for the year end 2005 loss reserve analysis) and, in some cases, for accident years prior to the latest accident year. The expected loss ratio generally reflects the projected loss ratio from prior accident years, adjusted for the loss trend (see above) and the effect of rate changes and other quantifiable factors. For low-frequency, high-severity classes such as excess casualty and D&O, expected loss ratios generally are utilized for at least the three most recent accident years.
-	Loss development factors which are used to project the reported losses for each accident year to an ultimate basis.
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
AIG  -  Form 10-K

Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

class of coverage to determine the quarter’s total estimated net incurred loss and loss expense. The change in loss reserves for the quarter for each class is thus the difference between the net incurred loss and loss expense, estimated as described above, and the net paid losses and loss expenses in the quarter.
Details of the Loss Reserving Process
    The process of determining the current loss ratio for each class or business segment is based on a variety of factors. These include, but are not limited to, the following considerations: prior accident year and policy year loss ratios; actual and anticipated rate changes; actual and anticipated changes in coverage, reinsurance, or mix of business; actual and anticipated changes in external factors affecting results, such as trends in loss costs or in the legal and claims environment. Each profit center’s current loss ratio reflects input from actuarial, profit center and claims staff and is intended to represent management’s best estimate of the current loss ratio after reflecting all of the factors described above. At the close of each quarter, the assumptions underlying the loss ratios are reviewed to determine if the loss ratios based thereon remain appropriate. This process includes a review of the actual claims experience in the quarter, actual rate changes achieved, actual changes in coverage, reinsurance or mix of business, and changes in certain other factors that may affect the loss ratio. When this review suggests that the initially determined loss ratio is no longer appropriate, the loss ratio for current business would be changed to reflect the revised assumptions.
    A comprehensive annual loss reserve review is conducted in the fourth quarter of each year for each AIG General Insurance subsidiary. These reviews are conducted in full detail for each class or line of business for each subsidiary, and thus consist of literally hundreds of individual analyses. The purpose of these reviews is to confirm the appropriateness of the reserves carried by each of the individual subsidiaries, and thereby of AIG’s overall carried reserves. The reserve analysis for each business class is performed by the actuarial personnel who are most familiar with that class of business. In completing these detailed actuarial reserve analyses, the actuaries are required to make numerous assumptions, including for example the selection of loss development factors and loss cost trend factors. They are also required to determine and select the most appropriate actuarial method(s) to employ for each business class. Additionally, they must determine the appropriate segmentation of data or segments from which the adequacy of the reserves can be most accurately tested. In the course of these detailed reserve reviews for each business segment, a point estimate of the loss reserve is generally determined. The sum of these point estimates for each of the individual business classes for each subsidiary provides an overall actuarial point estimate of the loss reserve for that subsidiary. The ultimate process by which the actual carried reserves are determined considers not only the actuarial point estimate but a myriad of other factors. Other crucial internal and external factors considered include a qualitative assessment of inflation and other economic conditions in the United States and abroad, changes in the legal, regulatory, judicial and social environments, underlying policy pricing, terms and conditions, and claims handling. Loss reserve development can also be affected by commutations of assumed and ceded reinsurance agreements.
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
Volatility of Reserve Estimates and Sensitivity Analyses
    There is potential for significant variation in the development of loss reserves, particularly for long-tail casualty classes of business such as excess casualty, when actual costs differ from the assumptions used to test the reserves. Such assumptions include those made for loss trend factors and loss development factors, as described earlier. Set forth below is a sensitivity analysis demonstrating the estimated effect on the loss reserve position of alternative loss trend or loss development factor assumptions as compared to those actually used to test the carried reserves.
    For the excess casualty class of business the assumed loss cost trend was approximately six percent. A five percent change in the assumed loss cost trend from each accident year to the next would cause approximately a $600 million change (either positively or negatively) to the net loss and loss expense reserve for this business. For the D&O and related management liability classes of business the assumed loss cost trend was four percent. A five percent change in this assumed loss cost trend would cause approximately a $300 million change (either positively or negatively) to the net loss and loss expense reserve for such business. The effect of the loss trend assumption for the D&O class decreased in 2005 as a result of AIG’s change in methodology, as described above, whereby claim projections through accident year 2004 are utilized as a benchmark for the actuarial indications. For the excess workers compensation class of business, loss costs were trended at six percent per annum. A five percent change in the assumed loss cost trend would cause approximately a $250 million change (either positively or negatively) to the loss and loss expense reserve for this class. Actual loss cost trends in the early 1990’s were negative for these classes, whereas in the late 1990’s loss costs trends ran well into the double digits for each of these three classes. The sharp increase in loss costs in the late 1990’s was thus much greater than the five percent changes cited above, and caused significant increases in the overall loss reserve needs for these classes. While changes in the loss cost trend assumptions can have a significant effect on the reserve needs for other smaller classes of liability business, the potential effect of these changes on AIG’s overall carried reserves would be much less than for the classes noted above.
    For the excess casualty class, if future loss development factors differed by five percent from those utilized in the year-end 2005 loss reserve review, there would be approximately a

AIG  -  Form 10-K

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

$400 million change (either positively or negatively) to the overall AIG loss reserve position. The comparable effect on the D&O and related management liability classes would be approximately $200 million (either positively or negatively) if future loss development factors differed by five percent from those utilized in the year-end 2005 loss reserve review. For the excess workers compensation class, the effect would be approximately $150 million (either positively or negatively). For workers compensation reserves, other than excess workers compensation reserves, the effect of a five percent deviation from the loss development factors utilized in the year-end 2005 reserve reviews would be approximately $1.0 billion (either positively or negatively). Because loss development factors for this class have shown less volatility than higher severity classes such as excess casualty, however, actual changes in loss development factors are expected to be less than five percent. There is some degree of volatility in loss development patterns for other longer tail liability classes as well. However, the potential effect on AIG’s reserves would be much less than for the classes cited above.
    The calculations of the effect of the five percent change in loss development factors are made by selecting the stage of accident year development where it is believed reasonable for such a deviation to occur. For example, for workers compensation, the $1.0 billion amount is calculated by assuming that each of the most recent eight accident years develop five percent higher than estimated by the current loss development factors utilized in the reserve study, i.e. the factor 1.05 is multiplied by the incurred losses (including IBNR and loss expenses) for these accident years.
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
    For D&O and related management liability classes of business, the loss cost trend assumption has been critical in past analyses, however, because of the utilization of claim projections for all claims through accident year 2004, as described above, the sensitivity of the reserves to this assumption has been reduced in 2005. The loss development factor assumption is important but less critical than for excess casualty. As this coverage is written on a claims-made basis, claims for a given accident year are all reported within that year. Actual changes in loss costs from one accident year to the next in the 1990s ranged from double digit negative values for several accident years in the early 1990s to nearly 50 percent per year for the period from accident year 1996 to accident year 1999. Thus, there is the potential for extreme volatility in loss costs for this business and, although five percent is considered a reasonable benchmark for sensitivity analysis, there is the potential for variations far greater than this amount (either positively or negatively). Five percent is also considered an appropriate benchmark for sensitivity analysis with respect to the loss development factor assumptions used to test the reserves for these classes. However, as noted above, the effect of such a deviation is less than that of a similar deviation in loss cost trends. For the excess workers compensation class, the loss development factor assumptions are critical and the loss trend assumption is important but not as critical. Excess workers compensation is an extremely long tail class of business, hence there is a much greater than normal uncertainty as to the appropriate loss development factors for the tail of the loss development. As noted above, the effect of a five percent change in the loss development factor is approximately $150 million. It would not be uncommon for the loss development factors to deviate by greater than five percent for this class of business.
    For workers compensation, the loss development factor assumptions are important. Generally, AIG’s actual historical workers compensation loss development would be expected to provide a reasonably accurate predictor of future loss development. A five percent sensitivity indicator for workers compensation would thus be considered to be toward the high end of potential deviations for this class of business. The loss cost trend assumption for workers compensation is not believed to be material with respect to AIG’s loss reserves. This is primarily because AIG’s actuaries are generally able to use loss development projections for all but the most recent accident year’s reserves, so there is limited need to rely on loss cost trend assumptions for workers compensation business.
    For casualty business other than the classes noted above, there is generally some potential for deviation in both the loss cost trend and loss development factor selections. However, the effect of such deviations would not be material when compared to the effect on the classes cited above.
AIG  -  Form 10-K

Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

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
    AIG continues to receive claims asserting injuries and damages from toxic waste, hazardous substances, and other environmental pollutants and alleged claims to cover the cleanup costs of hazardous waste dump sites, referred to collectively as environmental claims, and indemnity claims asserting injuries from asbestos.
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
    The majority of AIG’s exposures for asbestos and environmental claims are excess casualty coverages, not primary coverages. Thus, the litigation costs are treated in the same manner as indemnity amounts. That is, litigation expenses are included within the limits of the liability AIG incurs. Individual significant claim liabilities, where future litigation costs are reasonably determinable, are established on a case basis.
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
    Due to this uncertainty, it is not possible to determine the future development of asbestos and environmental claims with the same degree of reliability as with other types of claims. Such future development will be affected by the extent to which courts continue to expand the intent of the policies and the scope of the coverage, as they have in the past, as well as by the changes in Superfund and waste dump site coverage and liability issues. If the asbestos and environmental reserves develop deficiently, such deficiency would have an adverse effect on AIG’s future results of operations. AIG does not discount asbestos and environmental reserves.
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
    In both the specialized and dedicated asbestos and environmental claims units, AIG actively manages and pursues early resolution with respect to these claims in an attempt to mitigate its exposure to the unpredictable development of these claims. AIG attempts to mitigate its known long-tail environmental exposures by utilizing a combination of proactive claim-resolution techniques including policy buybacks, complete environmental releases, compromise settlements, and, where indicated, litigation.
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
    To determine the appropriate loss reserve as of December 31, 2005 for its asbestos and environmental exposures, AIG performed a series of top-down and ground-up reserve analyses. In order to ensure it had the most comprehensive analysis possible, AIG engaged Milliman to provide an analysis of these exposures including ground-up estimates for both asbestos reserves and environmental reserves. Prior to 2005, AIG’s reserve analyses for asbestos and environmental exposures was focused around a report year projection of aggregate losses for both asbestos and environmental reserves. Additional tests such as market share analyses were also performed. Ground-up analyses such as those provided by Milliman take into account policyholder-specific and claim-specific information that has been gathered over many years from a variety of sources. Ground-up studies can thus more accurately assess the exposure to AIG’s layers of coverage for each policyholder, and hence

AIG  -  Form 10-K

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

for all policyholders in the aggregate provided a sufficient sample of the policyholders can be modeled in this manner.
    In order to ensure its ground-up analysis was as comprehensive as possible, AIG staff produced the information required at policy and claim level detail for nearly 1,000 asbestos defendants and over 1,100 environmental defendants. This represented nearly 90 percent of all accounts for which AIG had received any claim notice of any amount pertaining to asbestos or environmental exposure. AIG did not set any minimum thresholds such as amount of case reserve outstanding, or paid losses to date, that would have served to reduce the sample size and hence the comprehensiveness of the ground-up analysis. The results of the ground-up analysis for each significant account were examined by AIG’s claims staff for reasonableness, for consistency with policy coverage terms, and any claim settlement terms applicable. Adjustments were incorporated accordingly. The results from the universe of modeled accounts, which as noted above reflects the vast majority of AIG’s known exposures, were then utilized to estimate the ultimate losses from accounts that could not be modeled and to determine the appropriate provision for all unreported claims.
    AIG conducted a comprehensive analysis of reinsurance recoverability to establish the appropriate asbestos and environmental reserve net of reinsurance. AIG determined the amount of reinsurance that would be ceded to insolvent reinsurers or to commuted reinsurance contracts for both reported claims and for IBNR. These amounts were then deducted from the indicated amount of reinsurance recoverable.
    AIG also completed a top-down report year projection of its indicated asbestos and environmental loss reserves. These projections consist of a series of tests performed separately for asbestos and for environmental exposures.
    For asbestos, these tests project the expected losses to be reported over the next twenty years, i.e., from 2006 through 2025, based on the actual losses reported through 2005 and the expected future loss emergence for these claims. Three scenarios were tested, with a series of assumptions ranging from more optimistic to more conservative. In the first scenario, all carried asbestos case reserves are assumed to be within ten percent of their ultimate settlement value. The second scenario relies on an actuarial projection of report year development for asbestos claims reported from 1993 to the present to estimate case reserve adequacy as of year-end 2005. The third scenario relies on an actuarial projection of report year claims for asbestos but reflects claims reported from 1989 to the present to estimate case reserve adequacy as of year-end 2005. Based on the results of the prior report years for each of the three scenarios described above, the report year approach then projects forward to the year 2025 the expected future report year losses, based on AIG’s estimate of reasonable loss trend assumptions. These calculations are performed on losses gross of reinsurance. The IBNR (including a provision for development of reported claims) on a net basis is based on applying a factor reflecting the expected ratio of net losses to gross losses for future loss emergence.
    For environmental claims, an analogous series of frequency/ severity tests are produced. Environmental claims from future report years, (i.e., IBNR) are projected out ten years, i.e., through the year 2015.
    At year-end 2005, AIG considered a number of factors and recent experience, in addition to the results of the respective top-down and ground-up analyses performed for asbestos and environmental reserves. Among the factors considered by AIG was the continued deterioration in its asbestos report year experience. The indication from the third scenario as described above for asbestos was approximately $265 million greater than AIG’s carried net asbestos reserve, prior to its increase in the fourth quarter of 2005. This marks a continuation of the trend of adverse report year development for asbestos that has been observed for the past several years. AIG also noted its asbestos paid losses in 2005 increased from 2004’s levels. AIG considered the significant uncertainty that remains as to AIG’s ultimate liability relating to asbestos and environmental claims. This uncertainty is due to several factors including:

-	The long latency period between asbestos exposure and disease manifestation and the resulting potential for involvement of multiple policy periods for individual claims;
-	The increase in the volume of claims by currently unimpaired plaintiffs;
-	Claims filed under the non-aggregate premises or operations section of general liability policies;
-	The number of insureds seeking bankruptcy protection and the effect of prepackaged bankruptcies;
-	Diverging legal interpretations; and
-	With respect to environmental claims, the difficulty in estimating the allocation of remediation cost among various parties.
    After carefully considering the results of the ground-up analysis, which AIG now plans to update on an annual basis, as well as all of the above factors including the recent report year experience, AIG determined its best estimate was to recognize an increase of $843 million in its carried net asbestos reserves, and an increase of $30 million in its carried net environmental reserves at December 31, 2005. The corresponding increases in gross reserves were approximately $1.97 billion for asbestos and $56 million for environmental.
AIG  -  Form 10-K

Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

A summary of reserve activity, including estimates for applicable IBNR, relating to asbestos and environmental claims separately and combined at December 31, 2005, 2004 and 2003 follows:

	2005				2004				2003

(in millions)	Gross		Net		Gross		Net		Gross	Net

Asbestos:
Reserve for losses and loss expenses at beginning of year	$2,559		$1,060		$1,235		$386		$1,304	$400
Losses and loss expenses incurred*	2,207	(a)	903	(a)	1,595	(a)	772	(a)	175	43
Losses and loss expenses paid*	(325)		(123)		(271)		(98)		(244)	(57)

Reserve for losses and loss expenses at end of year	$4,441		$1,840		$2,559		$1,060		$1,235	$386

Environmental:
Reserve for losses and loss expenses at beginning of year	$974		$451		$789		$283		$832	$296
Losses and loss expenses incurred*	47	(b)	27	(b)	314	(b)	234	(b)	133	52
Losses and loss expenses paid*	(95)		(68)		(129)		(66)		(176)	(65)

Reserve for losses and loss expenses at end of year	$926		$410		$974		$451		$789	$283

Combined:
Reserve for losses and loss expenses at beginning of year	$3,533		$1,511		$2,024		$669		$2,136	$696
Losses and loss expenses incurred*	2,254	(c)	930	(c)	1,909	(c)	1,006	(c)	308	95
Losses and loss expenses paid*	(420)		(191)		(400)		(164)		(420)	(122)

Reserve for losses and loss expenses at end of year	$5,367		$2,250		$3,533		$1,511		$2,024	$669

*	All amounts pertain to policies underwritten in prior years.

(a)	Includes increases to gross losses and loss expense reserves of $2.0 billion and $1.2 billion in the fourth quarter of 2005 and 2004, respectively, and increases to net losses and loss expense reserves of $843 million and $650 million for the fourth quarter of 2005 and 2004, respectively.

(b)	Includes increases to gross losses and loss expense reserves of $56 million and $250 million in the fourth quarter of 2005 and 2004, respectively, and increases to net losses and loss expense reserves of $30 million and $200 million for the fourth quarter of 2005 and 2004, respectively.

(c)	Includes increases to gross losses and loss expense reserves of $2.0 billion and $1.5 billion in the fourth quarter of 2005 and 2004, respectively, and increases to net losses and loss expense reserves of $873 million and $850 million for the fourth quarter of 2005 and 2004, respectively.
The gross and net IBNR included in the reserve for losses and loss expenses, relating to asbestos and environmental claims separately and combined, at December 31, 2005, 2004 and 2003 were estimated as follows:

	2005		2004		2003

(in millions)	Gross	Net	Gross	Net	Gross	Net

Asbestos	$3,401	$1,465	$2,033	$876	$695	$200
Environmental	586	266	606	284	347	80

Combined	$3,987	$1,731	$2,639	$1,160	$1,042	$280

A summary of asbestos and environmental claims count activity for the years ended December 31, 2005, 2004 and 2003 was as follows:

	2005			2004			2003

	Asbestos	Environmental	Combined	Asbestos	Environmental	Combined	Asbestos	Environmental	Combined

Claims at beginning of year	7,575	8,216	15,791	7,474	8,852	16,326	7,085	8,995	16,080
Claims during year:
Opened	854	5,253 *	6,107	909	2,592	3,501	669	2,106	2,775
Settled	(67)	(219)	(286)	(100)	(279)	(379)	(86)	(244)	(330)
Dismissed or otherwise resolved	(1,069)	(3,377)	(4,446)	(708)	(2,949)	(3,657)	(194)	(2,005)	(2,199)

Claims at end of year	7,293	9,873	17,166	7,575	8,216	15,791	7,474	8,852	16,326

*	The opened claims count increased substantially during 2005 because a court ruling led AIG to report separate opened claims for previously pending cases relating to alleged MTBE exposures that AIG previously had counted in the aggregate as only a single claim on the assumption that the cases would be consolidated into a single federal court proceeding.

    The table below presents AIG’s survival ratios for asbestos and environmental claims for year end 2005, 2004 and 2003. The survival ratio is derived by dividing the year end carried loss reserve by the average payments for the three most recent calendar years for these claims. Therefore the survival ratio is a simplistic measure estimating the number of years it would be before the current ending loss reserves for these claims would be paid off using recent year average payments. Many factors, such as aggressive settlement procedures, mix of business and level of coverage provided, have a significant effect on the amount of asbestos and environmental reserves and payments and the resultant survival ratio. Thus, caution should be

AIG  -  Form 10-K

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

exercised in attempting to determine reserve adequacy for these claims based simply on this survival ratio.
AIG’s survival ratios for asbestos and environmental claims, separately and combined were based upon a three-year average payment. These ratios for the years ended December 31, 2005, 2004 and 2003 were as follows:

	Gross	Net

2005
Survival ratios:
Asbestos	15.9	19.8
Environmental	6.9	6.2
Combined	13.0	14.2

2004
Survival ratios:
Asbestos	10.7	13.5
Environmental	6.5	6.8
Combined	9.1	10.5

2003
Survival ratios:
Asbestos	4.7	4.5
Environmental	4.7	4.1
Combined	4.7	4.3

Life Insurance & Retirement Services Operations
AIG’s Life Insurance & Retirement Services subsidiaries offer a wide range of insurance and retirement savings products both domestically and abroad. Insurance-oriented products consist of individual and group life, payout annuities, endowment and accident and health policies. Retirement savings products consist generally of fixed and variable annuities. See also Note 2 of Notes to Consolidated Financial Statements.
    Domestically, AIG’s Life Insurance & Retirement Services operations offer a broad range of protection products, including life insurance, group life and health products, including disability income products and payout annuities, which include single premium immediate annuities, structured settlements and terminal funding annuities. Home service operations include an array of life insurance, accident and health and annuity products sold through career agents. In addition, home service includes a small block of run-off property and casualty coverage. Retirement services include group retirement products, individual fixed and variable annuities sold through banks, broker dealers and exclusive sales representatives, and annuity runoff operations which include previously-acquired “closed blocks” and other fixed and variable annuities largely sold through distribution relationships that have been discontinued.
    Overseas, AIG’s Life Insurance & Retirement Services operations include insurance and investment-oriented products such as whole and term life, investment linked, universal life and endowments, personal accident and health products, group products including pension, life and health, and fixed and variable annuities.
Life Insurance & Retirement Services operations presented on a major product basis for 2005, 2004 and 2003 were as follows:

(in millions)	2005	2004(a)	2003(a)

GAAP Premiums:
Domestic Life:
Life insurance	$2,108	$1,888	$1,751
Home service	801	812	834
Group life/health	1,012	1,128	1,046
Payout annuities(b)	1,473	1,484	1,272

Total	5,394	5,312	4,903

Domestic Retirement Services:
Group retirement products	351	313	250
Individual fixed annuities	100	59	53
Individual variable annuities	467	407	331
Individual fixed annuities — runoff(c)	72	80	86

Total	990	859	720

Total Domestic	6,384	6,171	5,623

Foreign Life:
Life insurance	15,631	14,938	13,204
Personal accident & health	5,002	4,301	3,126
Group products(d)	1,925	2,215	1,267

Total	22,558	21,454	17,597

Foreign Retirement Services:
Individual fixed annuities	361	395	255
Individual variable annuities	97	68	21

Total	458	463	276

Total Foreign	23,016	21,917	17,873

Total GAAP Premiums	$29,400	$28,088	$23,496

Net investment income:
Domestic Life:
Life insurance	$1,411	$1,287	$1,179
Home service	605	608	616
Group life/health	142	123	121
Payout annuities	912	801	699

Total	3,070	2,819	2,615

Domestic Retirement Services:
Group retirement products	2,233	2,201	2,055
Individual fixed annuities	3,393	3,100	2,567
Individual variable annuities	217	239	239
Individual fixed annuities — runoff(c)	1,046	1,076	1,266

Total	6,889	6,616	6,127

Total Domestic	9,959	9,435	8,742

(continued)
AIG  -  Form 10-K

Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

(in millions)	2005	2004(a)	2003(a)

Foreign Life:
Life insurance	4,844	4,065	3,356
Personal accident & health	255	179	161
Group products	613	431	326
Intercompany adjustments	(36)	(18)	(15)

Total	5,676	4,657	3,828

Foreign Retirement Services:
Individual fixed annuities	1,728	1,034	368
Individual variable annuities	771	143	4

Total	2,499	1,177	372

Total Foreign	8,175	5,834	4,200

Total net investment income	$18,134	$15,269	$12,942

Realized capital gains (losses):
Domestic realized capital gains (losses)(e)	$(302)	$(329)	$(246)

Foreign realized capital gains (losses)(f)	(260)	147	330
Pricing net investment gains(g)	344	225	156

Total Foreign	84	372	486

Total realized capital gains (losses)	$(218)	$43	$240

Operating Income:
Domestic(h)	3,599	3,075	2,765
Foreign	5,245	4,848	4,042

Total operating income	$8,844	$7,923	$6,807

Life insurance in–force:
Domestic	$825,151 (i)	$772,251	$645,606
Foreign	1,027,682	1,085,843	937,425

Total	$1,852,833	$1,858,094	$1,583,031

(a)	Adjusted to conform to 2005 presentation.

(b)	Includes structured settlements, single premium immediate annuities and terminal funding annuities.

(c)	Primarily represents runoff annuity business sold through discontinued distribution relationships.

(d)	Revenues in 2004 includes approximately $640 million of single premium from a reinsurance transaction involving terminal funding business, which is offset by a similar increase of benefit reserves.

(e)	Includes the effect of hedging activities that do not qualify for hedge accounting treatment under FAS 133 and the application of FAS 52. For 2005, 2004, and 2003, respectively, the amounts included are $63 million, $(6) million, and $19 million.

(f)	Includes the effect of hedging activities that do not qualify for hedge accounting treatment under FAS 133 and the application of FAS 52. For 2005, 2004, and 2003, respectively, the amounts included are $(500) million, $(134) million, and $59 million.

(g)	For purposes of this presentation, pricing net investment gains are segregated as a component of total realized gains (losses). They represent certain amounts of realized capital gains where gains are an inherent element in pricing certain life products in some foreign countries.

(h)	Operating income includes the effect on deferred policy acquisition cost amortization for FAS 97 products related to realized capital gains (losses) and has reduced amortization costs totaling $59 million, $44 million and $54 million for 2005, 2004 and 2003, respectively.

(i)	Domestic in-force for 2005 includes the effect of the non-renewal of a single large group life case of $36 billion.
    AIG’s Life Insurance & Retirement Services subsidiaries report their operations through the following operating units: Domestic Life — AIG American General, including American General Life Insurance Company (AG Life), USLIFE and AGLA; Domestic Retirement Services — VALIC, AIG Annuity and AIG SunAmerica; Foreign Life — ALICO, AIRCO, AIG Edison Life, AIG Star Life, AIA, Nan Shan and Philamlife.
Life Insurance & Retirement Services Results
The increase in operating income in 2005 compared to 2004 was caused by growth in both domestic and overseas operations. Similarly, the increase in operating income in 2004 compared to 2003 was due to strong growth, particularly overseas.
    Life Insurance & Retirement Services GAAP premiums grew in 2005 when compared with 2004 as well as 2004 when compared with 2003. AIG’s Domestic Life operations had continued growth in term and universal life sales with good performance from the independent distribution channels. GAAP premiums for life insurance grew 12 percent in 2005 reflecting consistently strong sales from the independent distribution channels. Retail periodic life sales increased 18 percent in 2005, representing a compound rate of growth of 16 percent since 2001, compared to modest growth in the industry. Profit margins have been maintained through strict underwriting discipline and low cost. In addition, increases in product prices and retention have offset price increases by reinsurers. Payout annuities declined slightly due to the low interest rate environment and the competitive market conditions for structured settlement and single premium individual annuity business. The domestic group business is below AIG’s growth standards, largely because several accounts where pricing was unacceptable were not renewed and loss experience was higher than anticipated. Restructuring efforts in this business are focused on new product introductions, cross selling and other growth strategies. AGLA, the home service business, is diversifying product offerings, enhancing the capabilities and quality of the sales force, and broadening the markets served beyond those historically serviced in an effort to accelerate growth, although it is expected to remain a slow growth business.
    Domestic Retirement Services businesses faced a challenging environment in 2005 and 2004, as deposits declined approximately 17 percent for 2005 compared to 2004 and 1 percent for 2004 compared to 2003. The decrease in AIG’s individual variable annuity product sales in 2005 was largely attributable to significant variable annuity sales declines at several of AIG’s largest distribution firms due to lackluster equity markets, more

AIG  -  Form 10-K

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

intense industry competition with regard to living benefit product features and heightened compliance procedures over selling practices. AIG’s introduction of more competitive guaranteed minimum withdrawal features was delayed until late in the fourth quarter due to filing delays associated with the Restatements. During 2005, the interest yield curve flattened and, as a result, competing bank products such as certificates of deposit and other money market instruments with shorter durations than AIG’s individual fixed annuity products became more attractive. The following table reflects deposit amounts for Domestic Retirement Services:

Domestic Retirement Services — Deposits

December 31,
(in millions)	2005	2004	2003

Group retirement products*	$6,436	$6,502	$5,918
Individual fixed annuities	7,337	9,947	11,384
Individual variable annuities	3,319	4,126	3,412
Individual fixed annuities - runoff	200	253	350

Total	$17,292	$20,828	$21,064

*	Includes mutual funds.
    In 2005, AIG experienced a significant increase in surrender rates in all product lines. Group retirement products experienced higher surrenders as the average participant age increased and a greater percentage of these participants are near retirement age and/or termination of service from their employers. Individual fixed annuities surrender rates are higher in 2005 primarily due to the shape of the interest yield curve and the general aging of the in-force reserves. However, less than 20 percent of the individual fixed annuity reserves are available to surrender without charge. The increase in individual variable annuity surrender rates primarily reflects the higher shock-lapse that occurred following expiration of the surrender charge period on certain 3-year and 7-year contracts (including a large closed block of acquired business). Reflecting a widespread industry phenomenon, this lapse rate, much of which was anticipated when the products were issued, has recently been affected by investor demand to exchange existing policies for new-generation contracts with living benefits or lower fees. In addition, partial withdrawals on certain variable annuity products have increased as AIG has introduced features designed to generate a stream of income to the participants. The following chart shows the amount of reserves by surrender charge category as of December 31, 2005.

Domestic Retirement Services
Reserves Subject to Surrender Charges

	Group	Individual	Individual
	Retirement	Fixed	Variable
(in millions)	Products*	Annuities	Annuities

Zero or no surrender charge	$39,831	$9,324	$9,765
Greater than 0% - 4%	11,248	10,815	8,386
Greater than 4%	2,648	31,183	10,035
Non-Surrenderable	892	3,148	81

Total	$54,619	$54,470	$28,267

*	Excludes mutual funds.
    A continued increase in the level of surrenders in any of these businesses could increase the amortization of deferred acquisition costs in future years and will negatively affect fee income earned on assets under management. The combination of reduced sales and increased surrenders and withdrawals resulted in significantly lower net flows for total domestic Retirement Services than in the prior year. AIG expects that net flows will remain lower than in prior years as long as an environment of lackluster equity market performance persists and the yield curve remains flat. The following table reflects the net flows for Domestic Retirement Services:

Domestic Retirement Services — Net Flows(a)

December 31,
(in millions)	2005	2004	2003

Group retirement products(b)	$628	$1,706	$2,756
Individual fixed annuities	1,759	6,169	8,679
Individual variable annuities	(336)	1,145	927
Individual fixed annuities - runoff	(2,508)	(2,084)	(1,967)

Total	$(457)	$6,936	$10,395

(a)	Net flows are defined as deposits received, less benefits, surrenders, withdrawals and death benefits.
(b)	Includes mutual funds.
    The majority of the growth in Life Insurance & Retirement Services GAAP premiums in Foreign Life operations was attributable to the life insurance and personal accident & health lines of business. Globally, AIG’s deep and diverse distribution, which includes bancassurance, worksite marketing, direct marketing, and strong agency organizations, provides a powerful platform for growth. This growth was most significant in Japan, where AIG has benefited from a flight to quality and development of multiple distribution channels. In Southeast Asia, AIG maintains significant market share by offering an attractive and diverse product line, distributed by its strong agency force. There has been a continuing trend in Southeast Asia, as the insurance market continues to develop, for clients to purchase investment-oriented products at the expense of traditional term or whole life products. For GAAP reporting purposes, only revenues from policy charges for insurance, administration, and surrender charges are reported as GAAP premiums. This product mix shift contributed to the single digit growth rate in Foreign Life Insurance & Retirement Services GAAP premiums.
    Also in Japan, AIG Edison Life has improved the quality and productivity of its sales force resulting in higher sales and improved new business persistency. AIG Star Life is growing first year premiums as a result of new product introductions and an expanded agency force, and is benefiting from growth in the bank annuity market.
    However, in March of 2006, Japanese tax authorities are expected to announce a reduction in the amount of premium policyholders may deduct from their Japanese tax returns for certain accident and health products. These products are generally sold by independent agents to corporate clients and thus represent a specific niche market segment and not the mainstream accident and health products sold by AIG in Japan. A reduction in the amount of tax deduction related to these products will make them less attractive to the market and will reduce the level of future sales. In addition, a portion of existing policies may be canceled, and depending on the duration of those policies and other factors, could result in a write-off of deferred acquisition costs. At the current time, management does not believe that such losses, should they
AIG  -  Form 10-K

Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

occur, would be material to AIG’s consolidated financial condition, results of operations or liquidity.
    The Foreign Retirement Services business continues its strong growth based upon its success in Japan and Korea by expanding its extensive distribution network and leveraging AIG’s product expertise. Somewhat offsetting this growth were the negative effects on customer demand for certain multi-currency fixed annuity products in Japan stemming from currency exchange rate fluctuations. AIG is introducing annuity products in new markets. In January 2005, AIG Star Life entered into an agreement with the Bank of Tokyo Mitsubishi, one of Japan’s largest banks, to market a multi-currency fixed annuity.
    Foreign Life Insurance & Retirement Services operations produced 78 percent, 78 percent and 76 percent of Life Insurance & Retirement Services GAAP premiums in 2005, 2004 and 2003, respectively.
AIG transacts business in most major foreign currencies. The following table summarizes the effect of changes in foreign currency exchange rates on the growth of Life Insurance & Retirement Services GAAP premiums.

2005

Growth in original currency	2.7%
Foreign exchange effect	2.0
Growth as reported in U.S. dollars	4.7%

    The growth in net investment income in 2005 and 2004 parallels the growth in general account reserves and surplus for both Foreign and Domestic Life Insurance & Retirement Services companies. Also, net investment income was positively affected by the compounding of previously earned and reinvested net investment income along with the addition of new cash flow from operations available for investment. The global flattening of the yield curve put additional pressure on yields and spreads, which was partially offset with income generated from other investment sources, including income from partnerships. Partnership income was $273 million and $192 million for 2005 and 2004, respectively. As of first quarter 2004, foreign separate accounts were transferred to the general account per Statement of Position 03-1, resulting in increased net investment income volatility. The positive effect of Statement of Position 03-1 on Foreign Life Insurance & Retirement Services net investment income was $1.34 billion and $271 million for 2005 and 2004, respectively. These amounts do not affect operating income as they are offset in incurred policy benefits.
    AIG’s domestic subsidiaries invest in certain limited liability companies that invest in synthetic fuel production facilities as a means of generating income tax credits. Net investment income includes operating losses of approximately $143 million, $121 million and $108 million, respectively, for 2005, 2004 and 2003 and income taxes includes tax credits and benefits of approximately $203 million, $160 million and $155 million, respectively, for 2005, 2004 and 2003 from these investments. See also Note 12(k) of Notes to Consolidated Financial Statements “Commitments and Contingent Liabilities.”
    Life Insurance & Retirement Services operating income grew by 12 percent in 2005. Operating income for the AIG Domestic Life insurance line of business was up 8 percent and in line with the growth in GAAP premiums for the current year, due in part to growth in the business base and improved mortality results, offset by higher losses recorded in 2005 from limited partnership investments in synthetic fuel production facilities. Operating income for the home service line of business declined as a result of the continued decline in premiums in force and higher insurance and acquisition expenses, combined with an increase in property casualty losses related to hurricanes. The group life/health business and operating income were affected by non-renewal of cases where acceptable margins could not be achieved. In addition, 2005 results were affected by reserve strengthening related to disability income products totaling $12 million compared to reserve strengthening of $178 million for Superior National and $68 million for all other items in 2004. Operating income for the payout annuities line of business increased 22 percent in line with the growth in policy benefit reserves. The group retirement products business recorded a modest increase in operating income due primarily to higher variable annuity fee income and growth in average reserves. Individual fixed annuity results are higher than last year due primarily to 13 percent growth in average reserves, higher surrender charges and reductions in acquisition cost amortization expense resulting from increased capital losses realized on bonds. Individual variable annuity earnings are lower in 2005 when compared to 2004 principally due to favorable deferred acquisition cost amortization variances attributable to changes in assumptions and realized capital loss activity in 2004.
    Foreign Life Insurance & Retirement Services operating income of $5.25 billion for 2005 included $84 million of realized capital gains, and for 2004, operating income of $4.85 billion included $372 million of realized capital gains. Underwriting and investment results before the effects of realized capital gains (losses) increased for all lines of business. On this basis, the life insurance line of business benefited in part from lower amortization of acquisition costs for FAS 97 products, reflective of the increasing investment yields for those portfolios, particularly in Japan. In Southeast Asia, operating income growth attributable to life insurance and deposit-based businesses was partially offset by higher incurred policy benefit costs for contributions to the participating policyholder fund in Singapore, totaling $137 million, related to the settlement of a long disputed local tax issue. Growth in the personal accident & health line of business is generally in line with the growth in premiums and reflects stable profit margins. The group products business grew across all segments and maintained profit margins. The largest contributor to the growth in group products is the pension profit center which enjoyed higher fee income emanating from higher assets under management in Brazil and Southeast Asia. Growth in individual fixed annuities, emanating primarily from Japan, is generally in line with the growth in reserves and net spread rates were maintained. The individual variable annuity line of business also grew in line with the growth in reserves.

AIG  -  Form 10-K

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

    The contribution of Life Insurance & Retirement Services operating income to AIG’s consolidated income before income taxes, minority interest and cumulative effect of accounting changes amounted to 58 percent in 2005, compared to 53 percent in 2004 and 57 percent in 2003.
Underwriting and Investment Risk
The risks associated with the life and accident & health products are underwriting risk and investment risk. The risk associated with the financial and investment contract products is primarily investment risk.
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
    While to date, outbreaks of the Avian Flu continue to occur among poultry or wild birds in a number of countries in Asia, parts of Europe, and recently in Africa, transmission to humans has been rare. If the virus mutates to a form that can be transmitted from human to human, it has the potential to spread rapidly worldwide. If such an outbreak were to take place, early quarantine and vaccination could be critical to containment.
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
    AIRCO acts primarily as an internal reinsurance company for AIG’s foreign life operations. This facilitates insurance risk management (retention, volatility, concentrations) and capital planning locally (branch and subsidiary). It also allows AIG to pool its insurance risks and purchase reinsurance more efficiently at a consolidated level, manage global counterparty risk and relationships and manage global life catastrophe risks.
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
    AIG generally obtains letters of credit in order to obtain statutory recognition of these intercompany reinsurance transactions. For this purpose, AIG entered into a $2.5 billion syndicated letter of credit facility in December 2004. Letters of credit totaling $2.17 billion were outstanding as of December 31, 2004, and letters of credit for all $2.5 billion were outstanding as of December 31, 2005, all of which relate to life intercompany reinsurance transactions. The letter of credit facility has a ten-year term, but the facility can be reduced or terminated by the lenders beginning after seven years.
    In November 2005, AIG entered into a revolving credit facility for an aggregate amount of $3 billion. The facility can be drawn in the form of letters of credit with terms of up to ten years. As of December 31, 2005 and as of the date hereof, $1.86 billion principal amount of letters of credit are outstanding under this facility, of which approximately $494 million relates to life intercompany reinsurance transactions. AIG also obtained approximately $212 million letters of credit on a bilateral basis.
    The investment risk represents the exposure to loss resulting from the cash flows from the invested assets, primarily long-term fixed rate investments, being less than the cash flows required to meet the obligations of the expected policy and contract liabilities and the necessary return on investments. See also the discussion under “Liquidity” herein.
    To minimize its exposure to investment risk, AIG tests the cash flows from invested assets and policy and contract liabilities using various interest rate scenarios to evaluate investment risk and to confirm that assets are sufficient to pay these liabilities.
    AIG actively manages the asset-liability relationship in its foreign operations, as it has been doing throughout AIG’s history, even though certain territories lack qualified long-term investments or certain local regulatory authorities may impose investment restrictions. For example, in several Asian countries, the duration of the investments is shorter than the effective maturity of the related policy liabilities. Therefore, there is a risk that the reinvestment of the proceeds at the maturity of the initial investments may be at a yield below that of the interest required for the accretion of the policy liabilities. Additionally, there exists a future investment risk associated with certain policies currently in force which will have premium receipts in the future. That is, the investment of these future premium receipts may be at a yield below that required to meet future policy liabilities.
    In 2005, new money investment yields increased in some markets and continued to decrease in others, leading to more frequent adjustments in new business premium rates, credited
AIG  -  Form 10-K

Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

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
    The investment of insurance cash flows and reinvestment of the proceeds of matured securities and coupons requires active management of investment yields while maintaining satisfactory investment quality and liquidity.
    AIG may use alternative investments in certain foreign jurisdictions where interest rates remain low and there are limited long-dated bond markets, including equities, real estate and foreign currency denominated fixed income instruments to extend the duration or increase the yield of the investment portfolio to more closely match the requirements of the policyholder liabilities and DAC recoverability. This strategy has been effectively used in Japan and more recently by Nan Shan in Taiwan. Foreign assets comprised approximately 33 percent of Nan Shan’s invested assets at December 31, 2005, slightly below the maximum allowable percentage under current regulation. In response to continued declining interest rates and the volatile exchange rate of the NT dollar, Nan Shan is emphasizing new products with lower implied guarantees, including participating endowments and variable universal life. Although the risks of a continued low interest rate environment coupled with a volatile NT dollar could increase net liabilities and require additional capital to maintain adequate local solvency margins, Nan Shan currently believes it has adequate resources to meet all future policy obligations.
    AIG actively manages the asset-liability relationship in its domestic operations. This relationship is more easily managed through the ample supply of appropriate long-term investments.
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
    DAC for Life Insurance & Retirement Services products arises from the deferral of those costs that vary with, and are directly related to, the acquisition of new or renewal business. Policy acquisition costs for life insurance products are generally deferred and amortized over the premium paying period of the policy. Policy acquisition costs which relate to universal life and investment-type products, including variable and fixed annuities (investment-oriented products) are deferred and amortized, with interest, as appropriate, in relation to the historical and future incidence of estimated gross profits to be realized over the estimated lives of the contracts. Amortization expense includes the effects of current period realized capital gains and losses. With respect to universal life and investment-oriented products, AIG’s policy, as appropriate, has been to adjust amortization assumptions for DAC when estimates of current or future gross profits to be realized from these contracts are revised. With respect to variable annuities sold domestically (representing the vast majority of AIG’s variable annuity business), the assumption for the long-term annual net growth rate of the equity markets used in the determination of DAC amortization is approximately ten percent. A methodology referred to as “reversion to the mean” is used to maintain this long-term net growth rate assumption, while giving consideration to short-term variations in equity markets. Estimated gross profits include investment income and gains and losses on investments less interest required as well as other charges in the contract less actual mortality and expenses. Current experience and changes in the expected future gross profits are analyzed to determine the effect on the amortization of DAC. The estimation of projected gross profits requires significant management judgment. The elements with respect to the current and projected gross profits are reviewed and analyzed quarterly and are adjusted accordingly.
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
Insurance and Asset Management Invested Assets
AIG’s investment strategy is to invest primarily in high quality securities while maintaining diversification to avoid significant exposure to issuer, industry and/or country concentrations. With respect to Domestic General Insurance, AIG’s strategy is to invest in longer duration fixed maturity investments to maximize the yields at the date of purchase. With respect to Life Insurance & Retirement Services, AIG’s strategy is to produce cash flows required to meet maturing insurance liabilities. See also the discussion under “Operating Review: Life Insurance & Retirement Services Operations” herein. AIG invests in equities for various reasons, including diversifying its overall exposure to interest rate risk. Available for sale bonds and equity securities are subject to declines in fair value. Such changes in fair value are presented in unrealized appreciation or depreciation of investments, net of taxes, as a component of accumulated other comprehensive income. Generally, insurance

AIG  -  Form 10-K

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

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
The following tables summarize the composition of AIG’s insurance and asset management invested assets by segment, at December 31, 2005 and 2004:

		Life				Percent
		Insurance &				Distribution
	General	Retirement	Asset		Percent
(dollars in millions)	Insurance	Services	Management	Total	of Total	Domestic	Foreign

2005
Fixed maturities:
Available for sale, at market value	$50,870	$273,165	$34,174	$358,209	66.2%	59.2%	40.8%
Held to maturity, at amortized cost	21,528	—	—	21,528	4.0	100.0	—
Trading securities, at market value	—	1,073	3,563	4,636	0.9	3.3	96.7
Equity securities:
Common stocks, at market value	4,930	15,558	639	21,127	3.9	18.6	81.4
Preferred stocks, at market value	1,632	760	—	2,392	0.4	88.8	11.2
Mortgage loans on real estate, policy and collateral loans	19	18,406	4,594	23,019	4.3	65.5	34.5
Short-term investments, including time deposits, and cash	2,787	6,844	5,815	15,446	2.8	26.1	73.9
Real estate	603	2,729	1,710	5,042	0.9	45.2	54.8
Investment income due and accrued	1,232	4,073	402	5,707	1.1	56.9	43.1
Securities lending collateral	4,931	42,991	11,549	59,471	11.0	87.3	12.7
Other invested assets	6,272	7,805	10,459	24,536	4.5	85.7	14.3

Total	$94,804	$373,404	$72,905	$541,113	100.0%	62.3%	37.7%

2004
Fixed maturities:
Available for sale, at market value	$44,376	$259,602	$39,077	$343,055	68.5%	61.2%	38.8%
Held to maturity, at amortized cost	18,294	–	–	18,294	3.7	100.0	–
Trading securities, at market value	–	600	2,384	2,984	0.6	1.2	98.8
Equity securities:
Common stocks, at market value	4,165	11,280	177	15,622	3.1	21.9	78.1
Preferred stocks, at market value	1,466	565	–	2,031	0.4	91.9	8.1
Mortgage loans on real estate, policy and collateral loans	22	16,858	5,093	21,973	4.4	65.6	34.4
Short-term investments, including time deposits, and cash	2,113	5,515	9,679	17,307	3.4	37.1	62.9
Real estate	592	3,007	326	3,925	0.8	22.8	77.2
Investment income due and accrued	997	4,035	461	5,493	1.1	57.3	42.7
Securities lending collateral	4,889	34,923	9,357	49,169	9.8	86.7	13.3
Other invested assets	5,604	7,072	8,316	20,992	4.2	86.7	13.3

Total	$82,518	$343,457	$74,870	$500,845	100.0%	63.8%	36.2%

Credit Quality
At December 31, 2005, approximately 61 percent of the fixed maturities investments were domestic securities. Approximately 35 percent of such domestic securities were rated AAA by one or more of the principal rating agencies. Approximately six percent were below investment grade or not rated.
    A significant portion of the foreign fixed income portfolio is rated by Moody’s, S&P or similar foreign services. Similar credit quality rating services are not available in all overseas locations. AIG reviews the credit quality of the foreign portfolio nonrated fixed income investments, including mortgages. At December 31, 2005, approximately 19 percent of the foreign fixed income investments were either rated AAA or, on the basis of AIG’s internal analysis, were equivalent from a credit standpoint to securities so rated. Approximately five percent were below investment grade or not rated at that date. A large portion of the foreign fixed income portfolio are sovereign fixed maturity securities supporting the policy liabilities in the country of issuance.
    Any fixed income security may be subject to downgrade for a variety of reasons subsequent to any balance sheet date.
Valuation of Invested Assets
AIG has the ability to hold any fixed maturity security to its stated maturity, including those fixed maturity securities classified as available for sale. Therefore, the decision to sell
AIG  -  Form 10-K

Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

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
    In general, a security is considered a candidate for other-than-temporary impairment if it meets any of the following criteria:

-	Trading at a significant (25 percent or more) discount to par or amortized cost (if lower) for an extended period of time (nine months or longer);
-	The occurrence of a discrete credit event resulting in (i) the issuer defaulting on a material outstanding obligation; or (ii) the issuer seeking protection from creditors under the bankruptcy laws or any similar laws intended for the court supervised reorganization of insolvent enterprises; or (iii) the issuer proposing a voluntary reorganization pursuant to which creditors are asked to exchange their claims for cash or securities having a fair value substantially lower than par value of their claims; or
-	In the opinion of AIG’s management, it is probable that AIG may not realize a full recovery on its investment, irrespective of the occurrence of one of the foregoing events.
    Once a security has been identified as other-than-temporarily impaired, the amount of such impairment is determined by reference to that security’s contemporaneous market price and recorded as a charge to earnings.
    As a result of these policies, AIG recorded other-than-temporary impairment losses net of taxes of approximately $389 million, $369 million and $1.0 billion in 2005, 2004 and 2003, respectively.
    No impairment charge with respect to any one single credit was significant to AIG’s consolidated financial condition or results of operations, and no individual impairment loss exceeded 1.0 percent of consolidated net income for 2005.
    Excluding the other-than-temporary impairments noted above, the changes in market value for AIG’s available for sale portfolio, which constitutes the vast majority of AIG’s investments, were recorded in accumulated other comprehensive income as unrealized gains or losses, net of tax.
    At December 31, 2005, the fair value of AIG’s fixed maturities and equity securities aggregated to $409.8 billion. At December 31, 2005, aggregate unrealized gains after taxes for fixed maturity and equity securities were $10.5 billion. At December 31, 2005, the aggregate unrealized losses after taxes of fixed maturity and equity securities were approximately $2.6 billion.
    The effect on net income of unrealized losses after taxes will be further mitigated upon realization, because certain realized losses will be charged to participating policyholder accounts, or realization will result in current decreases in the amortization of certain deferred policy acquisition costs.
    At December 31, 2005, unrealized losses for fixed maturity securities and equity securities did not reflect any significant industry concentrations.
The amortized cost of fixed maturities available for sale in an unrealized loss position at December 31, 2005, by contractual maturity, is shown below:

(in millions)	Amortized Cost

Due in one year or less	$3,882
Due after one year through five years	25,919
Due after five years through ten years	56,204
Due after ten years	56,786

Total	$142,791

    In the twelve months ended December 31, 2005, the pretax realized losses incurred with respect to the sale of fixed maturities and equity securities were $1.6 billion. The aggregate fair value of securities sold was $51.7 billion, which was approximately 97 percent of amortized cost. The average period of time that securities sold at a loss during the twelve months ended December 31, 2005 were trading continuously at a price below book value was approximately three months.

AIG  -  Form 10-K

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

At December 31, 2005, aggregate pretax unrealized gains were $16.1 billion, while the pretax unrealized losses with respect to investment grade bonds, below investment grade bonds and equity securities were $3.3 billion, $404 million and $257 million, respectively. Aging of the pretax unrealized losses with respect to these securities, distributed as a percentage of cost relative to unrealized loss (the extent by which the market value is less than amortized cost or cost), including the number of respective items, was as follows:

	Less than or equal to			Greater than 20% to			Greater than 50%
	20% of Cost(a)			50% of Cost(a)			of Cost(a)			Total

Aging	Unrealized			Unrealized			Unrealized			Unrealized
(dollars in millions)	Cost(a)	Loss	Items	Cost(a)	Loss	Items	Cost(a)	Loss	Items	Cost(a)	Loss(b)	Items

Investment grade bonds
0-6 months	$101,885	$1,984	12,264	$36	$9	11	$—	$—	—	$101,921	$1,993	12,275
7-12 months	14,271	426	1,749	1	—	1	—	—	—	14,272	426	1,750
>12 months	19,502	791	2,722	450	107	17	5	3	8	19,957	901	2,747

Total	$135,658	$3,201	16,735	$487	$116	29	$5	$3	8	$136,150	$3,320	16,772

Below investment grade bonds
0-6 months	$3,651	$129	852	$111	$29	24	$11	$6	14	$3,773	$164	890
7-12 months	1,524	93	338	139	38	34	2	1	15	1,665	132	387
>12 months	1,113	84	225	90	24	23	—	—	11	1,203	108	259

Total	$6,288	$306	1,415	$340	$91	81	$13	$7	40	$6,641	$404	1,536

Total bonds
0-6 months	$105,536	$2,113	13,116	$147	$38	35	$11	$6	14	$105,694	$2,157	13,165
7-12 months	15,795	519	2,087	140	38	35	2	1	15	15,937	558	2,137
>12 months	20,615	875	2,947	540	131	40	5	3	19	21,160	1,009	3,006

Total	$141,946	$3,507	18,150	$827	$207	110	$18	$10	48	$142,791	$3,724	18,308

Equity securities
0-6 months	$3,041	$113	1,109	$75	$23	71	$30	$20	42	$3,146	$156	1,222
7-12 months	573	41	122	169	45	68	6	4	23	748	90	213
>12 months	66	4	26	30	6	13	1	1	29	97	11	68

Total	$3,680	$158	1,257	$274	$74	152	$37	$25	94	$3,991	$257	1,503

(a)	For bonds, represents amortized cost.

(b)	As more fully described above, upon realization, certain realized losses will be charged to participating policyholder accounts, or realization will result in a current decrease in the amortization of certain deferred policy acquisition costs.
    As stated previously, the valuation for AIG’s investment portfolio comes from market exchanges or dealer quotations, with the exception of nontraded securities. AIG considers nontraded securities to mean certain fixed income investments, certain structured securities, direct private equities, limited partnerships, and hedge funds. The aggregate carrying value of these securities at December 31, 2005 was approximately $62 billion.
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
    Each of these investment categories is tested to determine if impairment in value exists. Various valuation techniques are used with respect to each category in this determination.
Financial Services Operations
AIG’s Financial Services subsidiaries engage in diversified activities including aircraft and equipment leasing, capital markets transactions, consumer finance and insurance premium financing. See also Note 2 of Notes to Consolidated Financial Statements.
AIG  -  Form 10-K

Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

Aircraft Finance
AIG’s Aircraft Finance operations represent the operations of ILFC, which generates its revenues primarily from leasing new and used commercial jet aircraft to domestic and foreign airlines. Revenues also result from the remarketing of commercial jets for its own account, for airlines and for financial institutions.
    ILFC finances its purchases of aircraft primarily through the issuance of a variety of debt instruments. The composite borrowing rates at December 31, 2005, 2004 and 2003 were 5.00 percent, 4.34 percent and 4.53 percent, respectively. See also the discussions under “Capital Resources” and “Liquidity” herein and Notes 2 and 9 of Notes to Consolidated Financial Statements.
    ILFC’s sources of revenue are principally from scheduled and charter airlines and companies associated with the airline industry. The airline industry is sensitive to changes in economic conditions, cyclical and highly competitive. Airlines and related companies may be affected by political or economic instability, terrorist activities, changes in national policy, competitive pressures on certain air carriers, fuel prices and shortages, labor stoppages, insurance costs, recessions, and other political or economic events adversely affecting world or regional trading markets. ILFC’s revenues and income will be affected by its customers’ ability to react and cope with the volatile competitive environment in which they operate, as well as ILFC’s own competitive environment.
    ILFC is exposed to operating loss and liquidity strain through nonperformance of aircraft lessees, through owning aircraft which it would be unable to sell or re-lease at acceptable rates at lease expiration and, in part, through committing to purchase aircraft which it would be unable to lease.
    ILFC manages the risk of nonperformance by its lessees with security deposit requirements, through repossession rights, overhaul requirements, and closely monitoring industry conditions through its marketing force. However, there can be no assurance that ILFC would be able to successfully manage the risks relating to the effect of possible future deterioration in the airline industry. Approximately 90 percent of ILFC’s fleet is leased to non-U.S. carriers, and this fleet, comprised of the most efficient aircraft in the airline industry, continues to be in high demand from such carriers.
    ILFC typically contracts to re-lease aircraft before the end of the existing lease term. For aircraft returned before the end of the lease term, ILFC has generally been able to re-lease such aircraft within two to six months of its return. As a lessor, ILFC considers an aircraft “idle” or “off lease” when the aircraft is not subject to a signed lease agreement or signed letter of intent. ILFC had no aircraft off lease at December 31, 2005. As of March 10, 2006, all new aircraft deliveries in 2006 have been leased, and 76 percent of 2007 new aircraft deliveries have been leased. See also the discussions under “Capital Resources” and “Liquidity” herein.
    ILFC sold two portfolios consisting of 34 and 37 aircraft in 2004 and 2003, respectively, to two trusts connected to securitization transactions. Certain of AIG’s Life Insurance & Retirement Services businesses purchased a large share of the securities issued in connection with these securitizations, which included both debt and equity securities.
    Management formally reviews regularly, and no less frequently than quarterly, issues affecting ILFC’s fleet, including events and circumstances that may cause impairment of aircraft values. Management evaluates aircraft in the fleet as necessary, based on these events and circumstances in accordance with Statement of Financial Accounting Standards No. 144 — “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS 144). ILFC has not recognized any impairment related to its fleet, as the existing service potential of the aircraft in ILFC’s portfolio has not been diminished. Further, ILFC has been able to re-lease the aircraft without diminution in lease rates to an extent that would require an impairment write-down. See also the discussions under “Liquidity” herein.
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
    As Capital Markets is a transaction-oriented operation, current and past revenues and operating results may not provide a basis for predicting future performance. Also, AIG’s Capital Markets operations may be adversely affected by the downgrades in AIG’s credit ratings. See “Risk Factors — AIG’s Credit Ratings,” in Item 1A. Risk Factors for a further discussion of the potential effect of the rating downgrades on AIG’s Capital Markets businesses.
    AIG’s Capital Markets operations derive substantially all their revenues from hedged financial positions entered in connection with counterparty transactions rather than from speculative transactions. AIGFP participates in the derivatives and financial transactions dealer markets conducting, primarily as principal, an interest rate, currency, equity, commodity, energy and credit products business.
    As a dealer in financial derivatives, AIGFP marks all derivative and trading transactions to fair value daily. Thus, a gain or loss on each transaction is recognized daily. Under GAAP, in certain instances, gains and losses are required to be recorded in earnings immediately, whereas in other instances, they are required to be recognized over the life of the underlying instruments. AIGFP economically hedges the market risks arising from its transactions, although hedge accounting is not currently being applied to any of the derivatives and related assets and liabilities. Accordingly, revenues and operating income are exposed to volatility resulting from differences in the timing of revenue recognition between the derivatives and the hedged assets and liabilities. Revenues and operating income of the Capital Markets operations and the percentage change in these amounts for any given period are also significantly affected by the number, size and profitability of transactions entered into by these subsidiaries during that

AIG  -  Form 10-K

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

period relative to those entered into during the prior period. Generally, the realization of trading revenues as measured by the receipt of funds is not a significant reporting event as the gain or loss on AIGFP’s trading transactions is currently reflected in operating income as the fair values change from period to period.
    Derivative transactions are entered into in the ordinary course of Capital Markets operations. Therefore, income on interest rate, currency, equity, commodity, energy and credit derivatives is recorded at fair value, determined by reference to the mark to market value of the derivative or their estimated fair value where market prices are not readily available. The resulting aggregate unrealized gains or losses from the derivative are reflected in the income statement in the current year. Where Capital Markets cannot verify significant model inputs to observable market data and verify the model value to market transactions, Capital Markets values the contract at the transaction price at inception and, consequently, records no initial gain or loss in accordance with Emerging Issues Task Force Issue No. 02-03, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities” (EITF 02-03). Such initial gain or loss is recognized over the life of the transaction. Capital Markets periodically reevaluates its revenue recognition under EITF 02-03 based on the observability of market parameters. The mark to fair value of derivative transactions is reflected in the balance sheet in the captions “Unrealized gain on swaps, options and forward transactions,” “Unrealized loss on swaps, options and forward transactions,” “Trading assets” and “Trading liabilities.” Unrealized gains represent the present value of the aggregate of each net receivable by counterparty, and the unrealized losses represent the present value of the aggregate of each net payable by counterparty as of December 31, 2005. These amounts will change from one period to the next due to changes in interest rates, currency rates, equity and commodity prices and other market variables, as well as cash movements, execution of new transactions and the maturing of existing transactions. See also the discussion under “Derivatives” herein and Note 20 of Notes to Consolidated Financial Statements.
    Spread income on investments and borrowings is recorded on an accrual basis over the life of the transaction. Investments are classified as securities available for sale and are marked to market with the resulting unrealized gains or losses reflected in accumulated other comprehensive income. U.S. dollar denominated borrowings are carried at cost, while borrowings in any currency other than the U.S. dollar result in unrealized foreign exchange gains or losses reported in income. AIGFP hedges the economic exposure on its investments and borrowings through its derivatives portfolio. The requirements under FAS 133 hedge accounting were not met for these hedge transactions for the years ending December 31, 2005, 2004 and 2003. Thus, these hedges are marked to fair value with the unrealized gains or losses reported in income.
Consumer Finance
Domestically, AIG’s Consumer Finance operations are principally conducted through AGF. AGF derives a substantial portion of its revenues from finance charges assessed on outstanding mortgages, home equity loans, secured and unsecured consumer loans and retail merchant financing. The real estate loans include first or second mortgages on residential real estate generally having a maximum term of 360 months, and are considered non-conforming. These loans may be closed-end accounts or open-end home equity lines of credit and may be fixed-rate or adjustable rate products. The secured consumer loans are secured by consumer goods, automobiles, or other personal property. Both secured and unsecured consumer loans generally have a maximum term of 60 months. The core of AGF’s originations are sourced through its branches. However, a significant volume of real estate loans are also originated through broker relationships, and to lesser extents, through correspondent relationships and direct mail solicitations.
    Many of AGF’s borrowers are non-conforming, non-prime or sub-prime. Current economic conditions, such as interest rate and employment, have a direct effect on the borrowers’ ability to repay these loans. AGF manages the credit risk inherent in its portfolio by using credit scoring models at the time of credit applications, established underwriting criteria, and in certain cases, individual loan reviews. AGF’s Credit Strategy and Policy Committee monitors the quality of the finance receivables portfolio on a monthly basis when determining the appropriate level of the allowance for finance receivable losses. The Credit Strategy and Policy Committee bases its conclusions on quantitative analyses, qualitative factors, current economic conditions and trends, and each committee member’s experience in the consumer finance industry. Through 2005, the credit quality of AGF’s finance receivables continues to be strong.
    Overseas operations, particularly those in emerging markets, provide credit cards, personal and auto loans, term deposits, savings accounts, sales finance and mortgages.
    Consumer Finance operations are exposed to loss when contractual payments are not received. Credit loss exposure is managed through tight underwriting controls, mix of loans, collateral, and collection efficiency.
AIG  -  Form 10-K

Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

Financial Services operations for 2005, 2004 and 2003 were as follows:

(in millions)	2005	2004	2003

Revenues(a):
Aircraft Finance(b)	$3,578	$3,136	$2,897
Capital Markets(c)(d)	3,260	1,278	595
Consumer Finance(e)	3,613	2,978	2,642
Other	74	103	108

Total	$10,525	$7,495	$6,242

Operating income (loss)(a):
Aircraft Finance	$679	$642	$672
Capital Markets(d)	2,661	662	(188)
Consumer Finance(f)	901	808	623
Other, including intercompany adjustments	35	68	75

Total	$4,276	$2,180	$1,182

(a)	Includes the effect of hedging activities that do not qualify for hedge accounting treatment under FAS 133, including the related foreign exchange gains and losses. For 2005, 2004 and 2003, the effect was $(34) million, $(27) million and $49 million, respectively, in operating income for Aircraft Finance and $2.01 billion, $(122) million and $(1.01) billion in both revenues and operating income for Capital Markets.

(b)	Revenues are primarily from ILFC aircraft lease rentals.

(c)	Revenues, shown net of interest expense, are primarily from hedged financial positions entered into in connection with counterparty transactions and the effect of hedging activities that do not qualify for hedge accounting treatment under FAS 133 described in (a) above.

(d)	Certain transactions entered into by AIGFP generate tax credits and benefits which are included in income taxes in the consolidated statement of income. The amount of such tax credits and benefits for the years ended December 31, 2005, 2004 and 2003 are $67 million, $107 million and $123 million, respectively.

(e)	Revenues are primarily finance charges.

(f)	Includes $62 million of catastrophe related losses for 2005.
Financial Services Results
Financial Services operating income increased in 2005 compared to 2004 as well as 2004 compared to 2003. Fluctuations in revenues and operating income from quarter to quarter are not unusual because of the transaction-oriented nature of Capital Markets operations and the effect of hedging activities that do not qualify for hedge accounting under FAS 133. Capital Markets operating income was also negatively affected in 2004 by the costs of the PNC settlement. See Item 3. Legal Proceedings.
    To the extent the Financial Services subsidiaries, other than AIGFP, use derivatives to economically hedge their assets or liabilities with respect to their future cash flows, and such hedges do not qualify for hedge accounting treatment under FAS 133, the changes in fair value of such derivatives are recorded in realized capital gains (losses) or other revenues.
    Financial market conditions in 2005 compared with 2004 were characterized by a general flattening of interest rate yield curves across fixed income markets globally, some tightening of credit spreads and equity valuations that were slightly higher. AIGFP’s 2005 results were adversely affected by customer uncertainty surrounding the negative actions of the rating agencies and the ongoing investigations, as well as the negative effect on its structured notes business of AIG being unable to fully access the capital markets during 2005.
    Financial market conditions in 2004 compared with 2003 were characterized by interest rates which were broadly unchanged across fixed income markets globally, a tightening of credit spreads and higher equity valuations. Capital Markets results in 2004 compared with 2003 reflected a shift in product activity to respond to these conditions.
    The most significant component of Capital Markets operating expenses is compensation, which was approximately $481 million, $497 million and $616 million in 2005, 2004 and 2003, respectively. The amount of compensation was not affected by gains and losses not qualifying for hedge accounting treatment under FAS 133.
    ILFC continued to see net improvements in lease rates, an increase in demand for the newer, modern, fuel efficient aircraft comprising the bulk of ILFC’s fleet, and an increasing level of interest from traditional buyers, third-party investors and debt providers for the purchase of aircraft from ILFC’s extensive lease portfolio. During 2005, ILFC’s revenues and operating income also increased as a result of adding more aircraft to its fleet and earning higher revenues on existing aircraft. However, these increases were offset by increasing interest rates, fewer aircraft sales, and leasing related and other reserves.
    During the fourth quarter of 2004, ATA Airlines and related entities (ATA) filed for protection under Chapter 11 of the U.S. Bankruptcy Code. On the basis of estimates of the probable outcome of the ATA bankruptcy, ILFC recorded pre-tax charges aggregating $54 million in the fourth quarter of 2004 to write down the value of the ATA securities and guarantees.
    Consumer Finance operations, both domestically and internationally, did very well with increased revenues and operating income. Domestically, the Consumer Finance operations had a record year in 2005. The relatively low interest rate environment contributed to a high level of mortgage refinancing activity. Real estate finance receivables increased 21 percent during 2005. Despite high energy costs, the U.S. economy continued to expand during the year improving consumer credit quality. Both AGF’s charge-off ratio and delinquency ratio improved over prior years. However, AGF incurred charges of approximately $62 million for the estimated effect of Hurricane Katrina on customers in the Gulf Coast areas affected by the storm. A new bankruptcy law went into effect in October 2005. Consumers, including some of AGF’s customers, filed for personal bankruptcy protection under the old law in record numbers in third quarter 2005 ahead of the new law’s effective date. AGF does not anticipate a significant effect on its earnings from this new law because 80 percent of its finance receivables are real estate loans with adequate collateral and conservative loan-to-value ratios.
    Foreign Consumer Finance operations performed well, as the operations in Poland, Argentina and AIG Federal Savings Bank recorded strong earnings growth. The Hong Kong

AIG  -  Form 10-K

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

businesses experienced solid loan and earnings growth in a strengthening economy.
    Financial Services operating income represented 28 percent of AIG’s consolidated income before income taxes, minority interest and cumulative effect of accounting changes in 2005. This compares to 15 percent and 10 percent in 2004 and 2003, respectively. The increase in contribution percentage in 2005 compared to 2004 and 2003 was primarily due to the fluctuation in earnings resulting from derivatives that did not qualify for hedge accounting under FAS 133 and the reduction in General Insurance operating income in 2005.
Financial Services Invested Assets
The following table is a summary of the composition of AIG’s Financial Services invested assets at December 31, 2005 and 2004. See also the discussions under “Operating Review — Financial Services Operations”, “Capital Resources” and “Derivatives” herein.

	2005		2004

	Invested	Percent of	Invested	Percent of
(dollars in millions)	Assets	Total	Assets	Total

Flight equipment primarily under operating leases, net of accumulated depreciation	$36,245	24.1%	$32,130	21.6%
Finance receivables, net of allowance	27,995	18.6	23,574	15.9
Unrealized gain on swaps, options and forward transactions	18,695	12.4	22,670	15.3
Securities available for sale, at market value	37,511	24.9	31,225	21.0
Trading securities, at market value	6,499	4.3	2,746	1.8
Securities purchased under agreements to resell, at contract value	14,519	9.7	26,272	17.7
Trading assets	1,204	0.8	3,433	2.3
Spot commodities	92	0.1	534	0.4
Other, including short-term investments	7,615	5.1	5,982	4.0

Total	$150,375	100.0%	$148,566	100.0%

    As previously discussed, the cash used for the purchase of flight equipment is derived primarily from the proceeds of ILFC’s debt financings. The primary sources for the repayment of this debt and the interest expense thereon are the cash flow from operations, proceeds from the sale of flight equipment and the rollover and refinancing of the prior debt. During 2005, ILFC acquired flight equipment costing $6.19 billion. See also the discussion under “Operating Review — Financial Services Operations” and “Capital Resources” herein.
    At December 31, 2005, ILFC had committed to purchase 338 new and used aircraft deliverable from 2006 through 2015 at an estimated aggregate purchase price of $23.3 billion and had options to purchase 16 new aircraft at an estimated aggregate purchase price of $1.5 billion. As of March 10, 2006, ILFC has entered into leases for all of the new aircraft to be delivered in 2006, 65 of 85 of the new aircraft to be delivered in 2007 and 11 of 155 of the new aircraft to be delivered subsequent to 2007. ILFC will be required to find customers for any aircraft currently on order and any aircraft to be ordered, and it must arrange financing for portions of the purchase price of such equipment. ILFC has been successful to date both in placing its new aircraft on lease or under sales contract and obtaining adequate financing, but there can be no assurance that such success will continue in future environments.
    AIG’s Consumer Finance operations provide a wide variety of consumer finance products, including real estate mortgages, credit cards, consumer loans, retail sales finance and credit-related insurance to customers both domestically and overseas, particularly in emerging markets. These products are funded through a combination of deposits and various borrowings including commercial paper and medium term notes. AIG’s Consumer Finance operations are exposed to credit risk and risk of loss resulting from adverse fluctuations in interest rates. Over half of the loan balance is related to real estate loans which are substantially collateralized by the related properties.
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
    Securities available for sale is predominately a portfolio of fixed income securities, where the individual securities have
AIG  -  Form 10-K

Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

varying degrees of credit risk. At December 31, 2005, the average credit rating of this portfolio was AA+ or the equivalent thereto as determined through rating agencies or internal review. AIGFP has also entered into credit derivative transactions to economically hedge its credit risk associated with $125 million of these securities. Securities deemed below investment grade at December 31, 2005 amounted to approximately $166 million in fair value representing 0.4 percent of the total AIGFP securities available for sale. There have been no significant downgrades through March 1, 2006. If its securities available for sale portfolio were to suffer significant default and the collateral held declined significantly in value with no replacement or the credit default swap counterparty failed to perform, AIGFP could have a liquidity strain. AIG guarantees AIGFP’s payment obligations, including its debt obligations.
    AIGFP’s risk management objective is to minimize interest rate, currency, commodity and equity risks associated with its securities available for sale. That is, when AIGFP purchases a security for its securities available for sale investment portfolio, it simultaneously enters into an offsetting internal hedge such that the payment terms of the hedging transaction offset the payment terms of the investment security, which achieves the economic result of converting the return on the underlying security to U.S. dollar LIBOR plus or minus a spread based on the underlying profit on each security on the initial trade date. The market risk associated with such internal hedges is managed on a portfolio basis, with third-party hedging transactions executed as necessary. As hedge accounting treatment is not achieved in accordance with FAS 133, the unrealized gains and losses on the securities related economic hedges are reflected in operating income, whereas the unrealized gains and losses on the underlying securities resulting from changes in interest rates, currency rates, commodity and equity prices, are recorded in accumulated other comprehensive income. When a security is sold, the related hedging transaction is terminated, and the realized gain or loss with respect to this security is then recorded in operating income.
    Securities purchased under agreements to resell are treated as collateralized financing transactions. AIGFP takes possession of or obtains a security interest in securities purchased under agreements to resell. AIGFP further minimizes its credit risk by monitoring counterparty credit exposure and, when it deems necessary, it requires additional collateral to be deposited.
    AIGFP also conducts, as principal, trading activities in foreign exchange, and commodities, primarily precious metals. AIGFP owns inventories in the commodities, which it records at the lower of cost or market, in which it trades and may reduce the exposure to market risk through the use of swaps, forwards, futures, and option contracts. AIGFP uses derivatives to manage the economic exposure of its various trading positions and transactions from adverse movements of interest rates, foreign currency exchange rates and commodity prices. AIGFP supports its trading activities largely through trading liabilities, unrealized losses on swaps, short-term borrowings, securities sold under agreements to repurchase and securities and commodities sold but not yet purchased. See also the discussions under “Capital Resources” herein and Note 20 of Notes to Consolidated Financial Statements.
    Trading securities, at market value, and securities and spot commodities sold but not yet purchased, at market value, are marked to market daily with the unrealized gain or loss being recognized in income at that time. These trading securities are held to meet the short-term risk management objectives of Capital Markets operations.
The gross unrealized gains and gross unrealized losses of Capital Markets operations included in the financial services assets and liabilities at December 31, 2005 were as follows:

	Gross	Gross
	Unrealized	Unrealized
(in millions)	Gains	Losses

Securities available for sale, at market value(a)	$802	$863
Unrealized gain/loss on swaps, options and forward transactions(b)	18,695	12,740

(a)	See also Note 8(h) of Notes to Consolidated Financial Statements.

(b)	These amounts are also presented as the respective balance sheet amounts.
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
    AIGFP actively manages the exposures to limit potential losses, while maximizing the rewards afforded by these business opportunities. In doing so, AIGFP must continually manage a variety of exposures including credit, market, liquidity, operational and legal risks.
    AIGFP held a large portfolio of privately negotiated financing transactions with institutional counterparties in the United Kingdom. Certain provisions in the UK Finance Bill that was published by the House of Commons on March 22, 2005 caused AIGFP’s counterparties to exercise early unwind rights and terminate these transactions during the first and second quarters of 2005. Although the unwinding of these transactions did not cause AIGFP to suffer any losses, the unwinds did result in AIGFP not realizing spread income that AIGFP expected it would have realized had the transactions remained outstanding. The aggregate reduction in 2005 operating income attributable to such foregone accrual earnings was approximately $75 million.
Asset Management Operations
AIG’s Asset Management operations comprise a wide variety of investment-related services and investment products including institutional and retail asset management, broker dealer services and spread-based investment business from the sale of GICs. Such services and products are offered to individuals and institutions both domestically and overseas.

AIG  -  Form 10-K

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

    As discussed above, AIG Retirement Services operations are reported with Life Insurance operations. Therefore, Asset Management operations represent the results of AIG’s asset management and brokerage services operations, mutual fund operations and the foreign and domestic GIC operations.
Asset Management revenues and operating income for 2005, 2004 and 2003 were as follows:

(in millions)	2005	2004	2003

Revenues:
Guaranteed Investment Contracts	$3,547	$3,192	$2,619
Institutional Asset Management	1,195	1,049	671
Brokerage Services and Mutual Funds	257	249	206
Other	326	224	155

Total	$5,325	$4,714	$3,651

Operating income:
Guaranteed Investment Contracts(a)	$1,185	$1,328	$885
Institutional Asset Management(b)	686	515	227
Brokerage Services and Mutual Funds	66	70	60
Other	316	212	144

Total	$2,253	$2,125	$1,316

(a)	The effect of hedging activities that do not qualify for hedge accounting treatment under FAS 133 was $149 million, $313 million and $230 million for 2005, 2004 and 2003, respectively.

(b)	Includes the results of certain AIG managed private equity and real estate funds that are consolidated effective December 31, 2003 pursuant to FIN46R, “Consolidation of Variable Interest Entities”. For 2005 and 2004, operating income includes $261 million and $195 million of third-party limited partner earnings offset in Minority interest expense.
Asset Management Results
Asset Management operating income increased in 2005 as a result of a diversified global product portfolio. The operating income growth was driven by growth in institutional assets under management and the associated fee revenue along with strong realized gains on sales of real estate investments and performance fees earned on various private equity investments. The level of gains and performance based fees are contingent upon various fund closings, maturity levels and market conditions, and by their nature, are not predictable. Therefore, the effect on the segment’s future earnings may vary from period to period. The revenues and operating income with respect to the segment are largely affected by the general conditions in the equity and credit markets. The increases in full year segment results were achieved despite the run-off of the existing GIC portfolio and the delay in launching AIG’s domestic matched investment program. GICs are sold domestically and abroad to both institutions and individuals. These products are written on an opportunistic basis when market conditions are favorable. A significant portion of the GIC portfolio consists of floating rate obligations. AIG has entered into hedges to manage against increases in short-term interest rates. AIG continues to believe these hedges are economically effective but do not qualify for hedge accounting under FAS 133. As a result, continued increases in short-term interest rates will negatively affect operating income in this segment. A positive benefit to realized capital gains (losses) will offset any negative trend in operating income. GIC revenues include income from SunAmerica partnerships supporting the GIC line of business and are significantly affected by performance in the equity markets. Thus, revenues, operating income and cash flow attributable to GICs will vary from one reporting period to the next. The decline in GIC operating income compared to 2004 reflects tighter spreads in the GIC portfolio, partially offset by improved partnership returns. Spread compression has occurred as the base portfolio yield declined due to an increase in the cost of funds in the short-term floating rate portion of the GIC portfolio, only partially offset by increased investment income from the floating rate assets backing the portfolio.
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
    Asset Management operating income represented 15 percent of AIG’s consolidated income before income taxes, minority interest and cumulative effect of accounting changes in 2005. This compares to 14 percent and 11 percent in 2004 and 2003, respectively.
    At December 31, 2005, AIG’s third-party assets under management, including both retail mutual funds and institutional accounts, was approximately $62 billion compared to $51 billion at year end 2004. The aggregate GIC reserve was $48.8 billion at December 31, 2005 compared to $53.8 billion at year end 2004.
Other Operations
Other operations include AIG’s equity in certain partially owned companies, the distributions on the liabilities connected to trust preferred stock, as well as the unallocated corporate expenses of the parent holding company and other miscellaneous income and expenses. Other income (loss) amounted to $(2.48) billion, $(560) million and $(1.90) billion in 2005, 2004 and 2003, respectively. AIG’s equity in certain partially owned subsidiaries includes $312 million and $96 million in catastrophe losses in 2005 and 2004, respectively. Included in the 2005 amount is approximately $1.6 billion for the settlements described under Item 3. Legal Proceedings. See also Notes 12(i) and 24 of Notes to Consolidated Financial Statements.
AIG  -  Form 10-K

Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

    Other realized capital gains (losses) amounted to $225 million, $(227) million and $(643) million for 2005, 2004 and 2003, respectively.
Capital Resources
At December 31, 2005, AIG had total consolidated shareholders’ equity of $86.32 billion and total consolidated borrowings of $109.85 billion. At that date, $99.42 billion of such borrowings were either not guaranteed by AIG or were matched borrowings under obligations of guaranteed investment agreements (GIAs), liabilities connected to trust preferred stock, or matched notes and bonds payable.
Borrowings
At December 31, 2005, AIG’s net borrowings were $10.43 billion after reflecting amounts that were matched borrowings under AIGFP’s obligations of GIAs, matched notes and bonds payable, amounts not guaranteed by AIG and liabilities connected to trust preferred stock. The following table summarizes borrowings outstanding at December 31, 2005 and 2004:

December 31,
(in millions)	2005	2004

AIG’s net borrowings	$10,425	$8,498
Liabilities connected to trust preferred stock	1,391	1,489
AIGFP
GIAs	20,811	18,919
Matched notes and bonds payable	24,950	22,257
Borrowings not guaranteed by AIG	52,272	45,736

Total debt	$109,849	$96,899

Borrowings issued or guaranteed by AIG and those borrowings not guaranteed by AIG at December 31, 2005 and 2004 were as follows:

December 31,
(in millions)	2005	2004

AIG borrowings:
Medium term notes	$112	$667
Notes and bonds payable	4,495	2,980
Loans and mortgages payable	814	349

Total	5,421	3,996

Borrowings guaranteed by AIG:
AIGFP
GIAs	20,811	18,919
Notes and bonds payable	26,463	22,695

Total	47,274	41,614

AIG Funding, Inc. commercial paper	2,694	2,969

AGC Notes and bonds payable	797	1,095

Liabilities connected to trust preferred stock	1,391	1,489

Total borrowings issued or guaranteed by AIG	57,577	51,163

Borrowings not guaranteed by AIG:
ILFC
Commercial paper	2,615	2,670
Medium term notes	4,689	5,972
Notes and bonds payable(a)	19,026	15,734
Loans and mortgages payable	–	40 (b	)

Total	26,330	24,416

AGF
Commercial paper	3,423	3,686
Medium term notes	17,736	13,709
Notes and bonds payable	983	1,585

Total	22,142	18,980

Commercial paper:
AIG Credit Card Company (Taiwan)	476	359
AIG Finance (Taiwan) Limited	–	9

Total	476	368

Loans and mortgages payable:
AIGCFG	864	792
AIG Finance (Hong Kong) Limited	183	49

Total	1,047	841

Other Subsidiaries	927	832

Variable Interest Entity debt:
AIG Global Investment Group	140	165
AIG Global Real Estate Investment	977	8
AIG SunAmerica	233	126

Total	1,350	299

Total borrowings not guaranteed by AIG	52,272	45,736

Total debt	$109,849	$96,899

(a)	Includes borrowings under Export Credit Facility of $2.6 billion.

(b)	Represents capital lease obligations.
    For a description of the effects on AIG’s capital resources, including the cost of borrowing, of recent downgrades and rating actions by the major rating agencies, see the discussion under “Outlook” herein and “Risk Factors — AIG’s Credit Ratings,” in Item 1A. Risk Factors as well as Note 9 of Notes to Consolidated Financial Statements.
    During 2005, AIG did not issue any medium term notes, and $555 million of previously issued notes matured.
    On September 30, 2005, AIG sold $1.5 billion principal amount of notes in a Rule 144A/ Regulation S offering, $500 million of which bear interest at a rate of 4.700 percent per annum and mature in 2010 and $1.0 billion of which bear interest at a rate of 5.05 percent per annum and mature in 2015. The notes are senior unsecured obligations of AIG and rank equally with all of AIG’s other senior debit outstanding. AIG has agreed to use commercially reasonable efforts to consummate an exchange offer for the notes pursuant to an effective registration statement within 360 days of the date on which the notes were issued.
    AIG intends to continue its customary practice of issuing debt securities from time to time to meet its financing needs

AIG  -  Form 10-K

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

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
    AIGFP has a Euro Medium Term Note Program under which an aggregate nominal amount of up to $10.0 billion of notes may be outstanding at any one time. The program provides that additional notes may be issued to replace matured or redeemed notes. As of December 31, 2005, $3.48 billion of notes were outstanding under the program, including $221 million resulting from foreign exchange translation into U.S. dollars. Notes issued under this program are included in Notes and Bonds Payable in the preceding table of borrowings.
    AIG Funding, Inc. (AIG Funding), through the issuance of commercial paper, helps fulfill the short-term cash requirements of AIG and its subsidiaries. AIG Funding intends to continue to meet AIG’s funding requirements through the issuance of commercial paper guaranteed by AIG. The issuance of AIG Funding’s commercial paper is subject to the approval of AIG’s Board of Directors.
    AIG and AIG Funding are parties to unsecured syndicated revolving credit facilities aggregating $2.75 billion, consisting of $1.375 billion in a 364-day revolving credit facility that expires in July of 2006 and $1.375 billion in a five-year revolving credit facility that expires in July of 2010. The 364-day facility allows for the conversion by AIG of any outstanding loans at expiration into one-year term loans. The facilities can be used for general corporate purposes and also to provide backup for AIG’s commercial paper programs administered by AIG Funding. AIG expects to replace or extend these credit facilities on or prior to their expiration. There are currently no borrowings outstanding under these facilities, nor were any borrowings outstanding as of December 31, 2005.
    In November 2005, AIG and AIG Funding entered into a 364-day revolving credit facility for an aggregate amount of $3 billion, which can be drawn in the form of loans or letters of credit. The credit facility expires in November 2006 but allows for the issuance of letters of credit with terms of up to ten years and provides for the conversion by AIG of any outstanding loans at expiration into one-year term loans. The facility can be used for general corporate purposes, including providing backup for AIG’s commercial paper programs administered by AIG Funding and obtaining letters of credit to secure obligations under insurance and reinsurance transactions. There are currently no loans outstanding under the facility, nor were any loans outstanding as of December 31, 2005. As of such dates, $1.14 billion was available to be drawn under the facility, with the remainder having been drawn in the form of letters of credit.
    AIG is also a party to an unsecured 364-day inter-company revolving credit facility provided by certain of its subsidiaries aggregating $2 billion that expires in October of 2006. The facility allows for the conversion of any outstanding loans at expiration into one-year term loans. The facility can be used for general corporate purposes and also to provide backup for AIG’s commercial paper programs. AIG expects to replace or extend this credit facility on or prior to its expiration. There are currently no borrowings outstanding under the inter-company facility, nor were any borrowings outstanding as of December 31, 2005.
    As of November 2001, AIG guaranteed the notes and bonds of AGC. During 2005, $300 million of previously issued notes matured.
    ILFC fulfills its short term cash requirements through the issuance of commercial paper. The issuance of commercial paper is subject to the approval of ILFC’s Board of Directors. The commercial paper issued by ILFC is not guaranteed by AIG. ILFC is a party to unsecured syndicated revolving credit facilities aggregating $6.0 billion at December 31, 2005. The facilities can be used for general corporate purposes and also to provide backup for ILFC’s commercial paper program. They consist of $2.0 billion in a 364-day revolving credit facility that expires in October 2006, with a one-year term out option, $2.0 billion in a five-year revolving credit facility that expires in October 2009 and $2.0 billion in a five-year revolving credit facility that expires in October 2010. ILFC expects to replace or extend these credit facilities on or prior to their expiration. There are currently no borrowings outstanding under these facilities, nor were any borrowings outstanding as of December 31, 2005.
    ILFC was a party to two 180-day revolving credit facilities aggregating to $1.0 billion, each of which expired in 2005.
    At December 31 2005, ILFC had increased the aggregate principal amount outstanding of its medium term and long-term notes. The foreign exchange adjustment for the foreign currency denominated debt was $197 million at December 31, 2005 and $1.2 billion at December 31, 2004. ILFC had $13.13 billion of debt securities registered for public sale at December 31, 2005. As of December 31, 2005, $8.66 billion of debt securities were issued. In addition, ILFC has a Euro Medium Term Note Program for $7.0 billion, under which $4.98 billion in notes were sold through December 31, 2005. ILFC has substantially eliminated the currency exposure arising from foreign-currency denominated notes by economically hedging that portion of the note exposure not already offset by Euro denominated operating lease payments, although such hedges do not qualify for hedge accounting treatment under FAS 133. Notes issued under this program are included in Notes and Bonds Payable in the preceding table of borrowings.
    ILFC had a $4.3 billion Export Credit Facility (ECA) for use in connection with the purchase of approximately 75 aircraft delivered through 2001. This facility was guaranteed by
AIG  -  Form 10-K

Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

various European Export Credit Agencies. The interest rate varies from 5.75 percent to 5.90 percent on these amortizing ten-year borrowings depending on the delivery date of the aircraft. At December 31, 2005, ILFC had $1.2 billion outstanding under this facility. The debt is collateralized by a pledge of the shares of a subsidiary of ILFC, which holds title to the aircraft financed under the facility.
    In May 2004, ILFC entered into a similarly structured ECA for up to a maximum of $2.64 billion for Airbus aircraft to be delivered through May 31, 2005. The facility has since been extended to include aircraft to be delivered through May 31, 2006. The facility becomes available as the various European Export Credit Agencies provide their guarantees for aircraft based on a six-month forward-looking calendar, and the interest rate is determined through a bid process. At December 31, 2005, ILFC had $1.4 billion outstanding under this facility. Borrowings with respect to these facilities are included in Notes and Bonds Payable in the preceding table of borrowings.
    In August 2004, ILFC received a commitment for an Ex-Im Bank comprehensive guarantee in the amount of $1.68 billion to support the financing of up to 30 new Boeing aircraft. The initial delivery period from September 1, 2004 through August 31, 2005 has been extended by ILFC to August 31, 2006. ILFC did not have any borrowings outstanding under this facility at December 31, 2005. From time to time, ILFC enters into various bank financings. As of December 31, 2005 the total funded amount was $1.4 billion. The financings mature through 2010. One tranche of one of the loans totaling $410 million was funded in Japanese yen and swapped to U.S. dollars.
    In December of 2005, ILFC entered into two tranches of junior subordinated debt totaling $1.0 billion. Both mature on December 21, 2065, but each tranche has a different call option. The $600 million tranche has a call date of December 21, 2010 and the $400 million tranche has a call date of December 21, 2015. The note with the 2010 call date has a fixed interest rate of 5.90 percent for the first five years. The note with the 2015 call date has a fixed interest rate of 6.25 percent for the first ten years. Both tranches have interest rate adjustments if the call option is not exercised. The new interest rate is a floating quarterly reset rate based on the initial credit spread plus the highest of (i) 3 month LIBOR, (ii) 10-year constant maturity treasury and (iii) 30-year constant maturity treasury.
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
    AGF fulfills its short term cash requirements through the issuance of commercial paper. The issuance of commercial paper is subject to the approval of AGF’s Board of Directors. The commercial paper issued by AGF is not guaranteed by AIG. AGF is a party to unsecured syndicated revolving credit facilities which, as of December 31, 2005 aggregated to $4.25 billion, consisting of $2.125 billion in a 364-day revolving credit facility that expires in July 2006 and $2.125 billion in a five-year revolving credit facility that expires in July 2010. The 364-day facility allows for the conversion by AGF of any outstanding loan at expiration into a one-year term loan. The facilities can be used for general corporate purposes and also to provide backup for AGF’s commercial paper programs. AGF expects to replace or extend these credit facilities on or prior to their expiration. There are currently no borrowings under these AGF facilities, nor were any borrowings outstanding as of December 31, 2005.
    During 2005, AGF issued $5.44 billion of fixed rate and variable rate medium term notes ranging in maturities from two to ten years. As of December 31, 2005, notes aggregating $17.74 billion were outstanding with maturity dates ranging from 2006 to 2015 at interest rates ranging from 1.65 percent to 7.50 percent. To the extent deemed appropriate, AGF may enter into swap transactions to manage its effective borrowing with respect to these notes.
    AGF’s other funding sources include private placement debt, retail note issuances and bank financings. In addition, AGF has become an established issuer of long-term debt in the international capital markets.
    In addition to debt refinancing activities, proceeds from the collection of finance receivables will be used to pay the principal and interest with respect to AGF’s debt. AIG does not guarantee any of the debt obligations of AGF. See also the discussion under “Operating Review — Financial Services Operations” and “Liquidity” herein.
    AIG Credit Card Company (Taiwan) and AIG Finance (Taiwan) Limited, both consumer finance subsidiaries in Taiwan, have issued commercial paper for the funding of their own operations. AIG does not guarantee the commercial paper issued by these subsidiaries. See also the discussion under “Derivatives” herein and Note 9 of Notes to Consolidated Financial Statements.

AIG  -  Form 10-K

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

Contractual Obligations and Other Commercial Commitments
The maturity schedule of AIG’s contractual obligations at December 31, 2005 was as follows:

		Payments due by Period

		Less	One	Four
		Than	Through	Through	After
	Total	One	Three	Five	Five
(in millions)	Payments	Year	Years	Years	Years

Borrowings(a)	$99,291	$31,504	$20,717	$16,886	$30,184
Loss reserves(b)	77,169	21,221	23,537	11,191	21,220
Insurance and investment contract liabilities(c)	47,956	8,639	16,019	9,855	13,443
Operating leases	2,734	573	761	468	932
Aircraft purchase commitments	23,320	6,037	10,524	3,775	2,984

Total	$250,470	$67,974	$71,558	$42,175	$68,763

(a)	Excludes commercial paper and obligations included as debt pursuant to FIN46R. See also Note 9 of Notes to Consolidated Financial Statements.

(b)	Represents future loss and loss adjustment expense payments estimated based on historical loss development payment patterns.

(c)	Insurance and investment contract liabilities include various investment-type products with contractually scheduled maturities including periodic payments of a term certain nature and guaranteed maturities under guaranteed investment contracts. Items excluded from the table include (i) liabilities for future policy benefits of approximately $109 billion, and (ii) policyholder contract deposits of approximately $182 billion. Amounts excluded from the table are generally comprised of policies or contracts where (i) AIG is currently not making payments until the occurrence of an insurable event, such as death or disability, (ii) payments are conditional on survivorship, or (iii) the occurrence of a payment due to a surrender or other non-scheduled event out of AIG’s control. The determination of these liability amounts and timing of payment are not reasonably fixed and determinable. Significant uncertainties relating to these liabilities include mortality, morbidity, expenses, persistency, investment returns, inflation, and future policyholder elections as to benefits.
The maturity schedule of AIG’s other commercial commitments by segment at December 31, 2005 was as follows:

		Amount of Commitment Expiration

		Less	One	Four
	Total	Than	Through	Through	After
	Amounts	One	Three	Five	Five
(in millions)	Committed	Year	Years	Years	Years

Letters of credit:
Life Insurance & Retirement Services	$185	$53	$9	$22	$101
DBG	188	188	—	—	—
Standby letters of credit:
Capital Markets	1,758	8	52	70	1,628
Guarantees:
Life Insurance & Retirement Services(a)	3,456	109	400	—	2,947
Aircraft Finance	147	51	14	—	82
Asset Management	82	27	9	46	—
Parent Company(b)	393	392	1	—	—
Other commercial commitments(c):
Capital Markets(d)	10,932	2,241	1,734	789	6,168
Aircraft Finance(e)	1,883	—	131	868	884
Life Insurance & Retirement Services(f)	3,505	626	1,286	748	845
Asset Management	607	437	155	15	—
DBG(g)	1,334	—	—	—	1,334

Total	$24,470	$4,132	$3,791	$2,558	$13,989

(a)	Primarily AIG SunAmerica construction guarantees connected to affordable housing investments.

(b)	Represents reimbursement obligations under letters of credit issued by commercial banks.

(c)	Excludes commitments with respect to pension plans. The annual pension contribution for 2006 is expected to be approximately $70 million for U.S. and non-U.S. plans. See also Note 15 of Notes to Consolidated Financial Statements.

(d)	Primarily liquidity facilities provided in connection with certain municipal swap transactions and collateralized bond obligations.

(e)	Primarily in connection with options to acquire aircraft.

(f)	Primarily AIG SunAmerica commitments to invest in partnerships.

(g)	Primarily commitments to invest in limited partnerships.
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
AIG  -  Form 10-K

Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

    AIG believes that any of its or its subsidiaries’ contractual obligations that are subject to “ratings triggers” or financial covenants relating to “ratings triggers” would not have a material adverse effect on its financial condition or liquidity.
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
Shareholders’ Equity
AIG’s consolidated shareholders’ equity increased $6.64 billion during 2005. During 2005, retained earnings increased $8.86 billion, resulting from net income less dividends. Unrealized appreciation of investments, net of taxes, decreased $1.98 billion and the cumulative translation adjustment loss, net of taxes, increased $540 million. During 2005, there was a gain of $28 million, net of taxes, relating to derivative contracts designated as cash flow hedging instruments. See also the discussion under “Operating Review” and “Liquidity” herein, Notes 1(ee), 8(d) and 20 of Notes to Consolidated Financial Statements and the Consolidated Statement of Comprehensive Income.
    AIG has in the past reinvested most of its unrestricted earnings in its operations and believes such continued reinvestment in the future will be adequate to meet any foreseeable capital needs. However, AIG may choose from time to time to raise additional funds through the issuance of additional securities.
Stock Purchase
During 2005, AIG purchased in the open market 2,477,100 shares of its common stock. AIG from time to time may buy shares of its common stock in the open market for general corporate purposes, including to satisfy its obligations under various employee benefit plans. At December 31, 2005, an additional 36,542,700 shares could be purchased under the then current authorization by AIG’s Board of Directors.
Dividends from Insurance Subsidiaries
Payments of dividends to AIG by its insurance subsidiaries are subject to certain restrictions imposed by regulatory authorities. With respect to AIG’s domestic insurance subsidiaries, the payment of any dividend requires formal notice to the insurance department in which the particular insurance subsidiary is domiciled. Under the laws of many states, an insurer may pay a dividend without prior approval of the insurance regulator when the amount of the dividend is below certain regulatory thresholds. Largely as a result of the restrictions, approximately 89 percent of consolidated shareholders’ equity was restricted from immediate transfer to AIG parent at December 31, 2005. To enhance their current capital positions, dividends from the DBG companies were suspended in the fourth quarter of 2005, and AIG has taken various other actions. See “Regulation and Supervision” below. Furthermore, AIG cannot predict how recent regulatory investigations may affect the ability of its regulated subsidiaries to pay dividends. See “Risk Factors — Regulatory Investigations” in Item 1A. Risk Factors.
    With respect to AIG’s foreign insurance subsidiaries, the most significant insurance regulatory jurisdictions include Bermuda, Japan, Hong Kong, Taiwan, the United Kingdom, Thailand and Singapore.
    AIG cannot predict whether the regulatory investigations currently underway or future regulatory issues will impair AIG’s financial condition, results of operations or liquidity. To AIG’s knowledge, no AIG company is currently on any regulatory or similar “watch list” with regard to solvency. See also the discussion under “Liquidity” herein and Note 11 of Notes to Consolidated Financial Statements, as well as “Risk Factors” in Item 1A. Risk Factors.
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
    In connection with its Restatements, AIG examined and evaluated each of the items that have been restated or adjusted in its consolidated GAAP financial statements to determine whether restatement of the previously filed statutory financial statements of its insurance company subsidiaries would be required. In October and early November 2005, AIG completed its audited statutory financial statements for 2004 for all of the Domestic General Insurance companies. The statutory accounting treatment of the various items requiring adjustment or restatement was reviewed and agreed to with the relevant state insurance regulators in advance of the filings. Adjustments necessary to reflect the cumulative effect on statutory surplus of adjustments relating to years prior to 2004 were made to 2004 opening surplus, and 2004 statutory net income was restated accordingly. Previously reported General Insurance

AIG  -  Form 10-K

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

statutory surplus at December 31, 2004 was reduced by approximately $3.5 billion to approximately $20.6 billion.
    AIG also recently completed its 2005 unaudited statutory financial statements for all of its Domestic General Insurance subsidiaries, again after reviewing and agreeing with the relevant state insurance regulators the statutory accounting treatment of various items. The state regulators have permitted the Domestic General Insurance companies to record a $724 million reduction to opening statutory surplus as of January 1, 2005 to reflect the effects of the Second Restatement.
    Statutory capital of each company continued to exceed minimum company action level requirements following the adjustments, but AIG nonetheless contributed an additional $750 million of capital into American Home effective September 30, 2005 and contributed a further $2.25 billion of capital in February 2006 for a total of approximately $3 billion of capital into Domestic General Insurance subsidiaries effective December 31, 2005. To enhance their current capital positions, dividends from the DBG companies were suspended in the fourth quarter of 2005. AIG believes it has the capital resources and liquidity to fund any necessary statutory capital contributions. AIG will review the capital position of its insurance company subsidiaries with various rating agencies and regulators to determine if additional capital contributions or other actions are warranted.
    As discussed above, various regulators have commenced investigations into certain insurance business practices. In addition, the OTS and other regulators routinely conduct examinations of AIG and its subsidiaries, including AIG’s consumer finance operations. AIG cannot predict the ultimate effect that these investigations and examinations, or any additional regulation arising therefrom, might have on its business. Federal, state or local legislation may affect AIG’s ability to operate and expand its various financial services businesses, and changes in the current laws, regulations or interpretations thereof may have a material adverse effect on these businesses. See “Risk Factors — Regulatory Investigations” in Item 1A. Risk Factors for a further discussion of the effect these investigations may have on AIG’s businesses.
    AIG’s U.S. operations are negatively affected under guarantee fund assessment laws which exist in most states. As a result of operating in a state which has guarantee fund assessment laws, a solvent insurance company may be assessed for certain obligations arising from the insolvencies of other insurance companies which operated in that state. AIG generally records these assessments upon notice. Additionally, certain states permit at least a portion of the assessed amount to be used as a credit against a company’s future premium tax liabilities. Therefore, the ultimate net assessment cannot reasonably be estimated. The guarantee fund assessments net of credits for 2005, 2004, and 2003 were $124 million, $118 million and $77 million, respectively.
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
Liquidity
AIG’s liquidity is primarily derived from the operating cash flows of its General and Life Insurance & Retirement Services operations. Management believes that AIG’s liquid assets, its net cash provided by operations, and access to short term funding through commercial paper and bank credit facilities will enable it to meet any anticipated cash requirements. See “Risk Factors — Access to Capital Markets” in Item 1A. Risk Factors.
    At December 31, 2005, AIG’s consolidated invested assets included $17.24 billion of cash and short-term investments. Consolidated net cash provided from operating activities in 2005 amounted to $25.14 billion.
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
AIG  -  Form 10-K

Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

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
    In addition to the combined insurance pretax operating cash flow, AIG’s insurance operations held $9.63 billion in cash and short-term investments at December 31, 2005. Operating cash flow and the cash and short-term balances held provided AIG’s insurance operations with a significant amount of liquidity. AIG subsidiaries have also issued debt securities to fund insurance needs. In December 2005, Transatlantic issued $750 million of debt securities in a public offering, of which $450 million were purchased by other AIG subsidiaries. Transatlantic contributed the proceeds of the offering to a reinsurance company subsidiary.
    This liquidity is available, among other things, to purchase predominately high quality and diversified fixed income securities and, to a lesser extent, marketable equity securities, and to provide mortgage loans on real estate, policy loans, and collateral loans. This cash flow coupled with proceeds of approximately $139 billion from the maturities, sales and redemptions of fixed income securities and from the sale of equity securities was used to purchase approximately $165 billion of fixed income securities and marketable equity securities during 2005.
    AIG’s major Financial Services operating subsidiaries consist of AIGFP, ILFC, AGF and AIGCFG. Sources of funds considered in meeting the liquidity needs of AIGFP’s operations include guaranteed investment agreements, issuance of long-term and short-term debt, proceeds from maturities and sales of securities available for sale, securities sold under repurchase agreements, and securities and spot commodities sold but not yet purchased. ILFC, AGF and AIGCFG all utilize the commercial paper markets, retail and wholesale deposits, bank loans and bank credit facilities as sources of liquidity. ILFC and AGF also fund in the domestic and international capital markets without reliance on any guarantee from AIG. An additional source of liquidity for ILFC is the use of export credit facilities. AIGCFG also uses wholesale and retail bank deposits as sources of funds. On occasion, AIG has provided equity capital to ILFC, AGF and AIGCFG and provides intercompany loans to AIGCFG. An AIG subsidiary purchased additional shares of ILFC in the amount of $400 million during the third quarter of 2005. Cash flow provided from operations is a major source of liquidity for AIG’s primary Financial Services operating subsidiaries.
    AIG, the parent company, funds its short-term working capital needs through commercial paper issued by AIG Funding. As of December 31, 2005, AIG Funding had $2.69 billion of commercial paper outstanding with an average maturity of 32 days. At February 28, 2006, AIG Funding had $5.3 billion of commercial paper outstanding with an average maturity of 24 days. As additional liquidity, AIG parent has a $2 billion inter-company revolving credit facility provided by certain of its subsidiaries, a $1.375 billion 364-day revolving bank credit facility that expires in July 2006, a $1.375 billion five year revolving bank credit facility that expires in July 2010 and a $3 billion 364-day revolving credit facility that expires in November 2006, of which $1.14 billion is currently available as back-up liquidity. AIG parent’s primary sources of cash flow are dividends and loans from its subsidiaries. Largely as a result of regulatory restrictions, approximately 89 percent of consolidated shareholders’ equity was restricted from immediate transfer to AIG parent at December 31, 2005. AIG cannot predict how recent regulatory investigations may affect the ability of its regulated subsidiaries to pay dividends. See “Risk Factors — Regulatory Investigations” in Item 1A. Risk Factors. AIG parent’s primary uses of cash flow are for debt service, capital contributions to subsidiaries and the payment of dividends to shareholders. See also Note 9 of Notes to Consolidated Financial Statements for additional information on debt maturities for AIG and its subsidiaries.
    The capital contributions referred to under Item 1. Business — Regulation and the settlements described under Item 3. Legal Proceedings were funded using existing capacity from internal and external sources, including the issuance of commercial paper.
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

AIG  -  Form 10-K

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

defined as Variable Interest Entities (VIEs). In December 2003, FASB issued a revision to Interpretation No. 46 (FIN 46R).
    AIG has guidelines with respect to the formation of and investment in SPVs and off balance sheet arrangements. In addition, AIG has expanded the responsibility of its Complex Structured Financial Transaction Committee (CSFT) to include the review of any transaction that could subject AIG to heightened legal, reputational, regulatory, accounting or other risk. See “Management’s Report on Internal Control Over Financial Reporting” in Item 9A of Part II for a further discussion of the CSFT.
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
    The overwhelming majority of AIG’s derivatives activities are conducted by the Capital Markets operations, thus permitting AIG to participate in the derivatives dealer market acting primarily as principal. In these derivative operations, AIG structures transactions that generally allow its counterparties to obtain, or hedge, exposure to changes in interest and foreign currency exchange rates, credit events, securities’ prices and certain commodities and financial or commodity indices. AIG’s customers — such as corporations, financial institutions, multinational organizations, sovereign entities, government agencies and municipalities — use derivatives to hedge their own market exposures. For example, a futures, forward or option contract can be used to protect the customers’ assets or liabilities against price fluctuations.
    A counterparty may default on any obligation to AIG, including a derivative contract. Credit risk is a consequence of extending credit and/or carrying trading and investment positions. Credit risk exists for a derivative contract when that contract has a positive fair value to AIG. To help manage this risk, AIGFP’s credit department operates within the guidelines set by the AIG Credit Risk Committee. This committee establishes the credit policy, sets limits for counterparties and provides limits for derivative transactions with counterparties having different credit ratings. In addition to credit ratings, this committee takes into account other factors, including the industry and country of the counterparty. Transactions which fall outside these pre-established guidelines require the specific approval of the AIG Credit Risk Committee. It is also AIG’s policy to establish reserves for potential credit impairment when necessary.
    In addition, AIGFP utilizes various credit enhancements, including letters of credit, guarantees, collateral, credit triggers, credit derivatives, and margin agreements to reduce the credit risk relating to its outstanding financial derivative transactions. AIGFP requires credit enhancements in connection with specific transactions based on, among other things, the creditworthiness of the counterparties, and the transaction’s size and maturity.
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
    See also Note 20 of Notes to Consolidated Financial Statements for detailed information relating to AIG’s derivative activities, and Note 1(ee) of Notes to Consolidated Financial Statements for AIG’s derivative accounting policies.
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
AIG  -  Form 10-K

Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

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
    AIG calculated the VaR with respect to the net fair value of each of AIG’s insurance segments as of December 31, 2005 and December 31, 2004. The VaR number represents the maximum potential loss as of those dates that could be incurred with a 95 percent confidence (i.e., only five percent of historical scenarios show losses greater than the VaR figure) within a one-month holding period. AIG uses the historical simulation methodology that entails repricing all assets and liabilities under explicit changes in market rates within a specific historical time period. AIG uses the most recent three years of historical market information for interest rates, foreign exchange rates, and equity index prices. For each scenario, each transaction was repriced. Portfolio, business unit and finally AIG-wide scenario values are then calculated by netting the values of all the underlying assets and liabilities.
The following table presents the VaR on a combined basis and of each component of market risk for each of AIG’s insurance segments as of December 31, 2005 and 2004. Due to diversification effects, the combined VaR is always smaller than the sum of its components.

			Life Insurance &
	General Insurance		Retirement Services

(in millions)	2005	2004	2005	2004

Market risk:
Combined	$1,617	$1,396	$4,515	$5,024
Interest rate	1,717	1,563	4,382	4,750
Currency	130	139	541	478
Equity	535	727	762	1,024

The following table presents the average, high and low VaRs on a combined basis and of each component of market risk for each of AIG’s insurance segments for the years 2005 and 2004. Due to diversification effects, the combined VaR is always smaller than the sum of its components.

	2005			2004

(in millions)	Average	High	Low	Average	High	Low

General Insurance:
Market risk:
Combined	$1,585	$1,672	$1,396	$1,299	$1,497	$1,100
Interest rate	1,746	1,931	1,563	1,407	1,591	1,173
Currency	125	139	111	111	139	88
Equity	651	727	535	744	797	688
Life Insurance & Retirement Services:
Market risk:
Combined	$4,737	$5,024	$4,515	$4,021	$5,024	$3,075
Interest rate	4,488	4,750	4,382	3,831	4,750	2,967
Currency	511	560	442	326	478	257
Equity	953	1,024	762	884	1,024	758

    The Combined VaR and Interest Rate VaR for Life Insurance & Retirement Services trended higher during 2004 because of growth in the Asian life businesses. The December 2004 VaR results are equal to the maximum values observed during the year.
    During 2005, the Combined VaR and Interest Rate VaR for Life Insurance & Retirement Services remained in a narrower range. The December 2005 VaR results are somewhat lower than the December 2004 figures because long-term interest rates in Asia declined during the year.
    In addition, the increase in Combined and Interest Rate VaRs from 2004 to 2005 in the General Insurance division was caused by growth in this business.
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
    ILFC is exposed to market risk and the risk of loss of fair value and possible liquidity strain resulting from adverse fluctuations in interest rates. As of December 31, 2005 and December 31, 2004, AIG statistically measured the loss of fair value through the application of a VaR model. In this analysis, the net fair value of Aircraft Finance operations was determined using the financial instrument assets which included the

AIG  -  Form 10-K

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

tax adjusted future flight equipment lease revenue, and the financial instrument liabilities which included the future servicing of the current debt. The estimated effect of the current derivative positions was also taken into account.
    AIG calculated the VaR with respect to the net fair value of Aircraft Finance operations using the historical simulation methodology, as previously described. For the years 2005 and 2004, the average VaR with respect to the net fair value of Aircraft Finance operations was approximately $135 million and $70 million, respectively.
    Capital Markets operations are exposed to market risk due to changes in the level and volatility of interest rates, foreign currency exchange rates, equity prices and commodity prices. AIGFP hedges its exposure to these risks primarily through swaps, options, forwards, and futures. To economically hedge interest rate risks, AIGFP may also purchase U.S. and foreign government obligations.
    AIGFP does not seek to manage the market risk of each transaction through an individual third-party offsetting transaction. Rather, AIGFP takes a portfolio approach to the management of its market risk exposures. AIGFP values the predominant portion of its market-sensitive transactions by marking them to market currently through income. A smaller portion is priced by estimated fair value based upon an extrapolation of market factors. There is another limited portion of transactions where the initial fair value is not recorded through income currently and gains or losses are recognized over the life of the transactions. These valuations represent an assessment of the present values of expected future cash flows and may include reserves for such risks as are deemed appropriate by AIGFP and AIG management.
    The recorded values of these transactions may be different from the values that might be realized if AIGFP were required to sell or close out the transactions prior to maturity. AIG believes that such differences are not significant to financial condition or liquidity. Such differences would be immediately recognized when the transactions are sold or closed out prior to maturity.
    AIGFP attempts to secure reliable and independent current market prices, such as published exchange prices, external subscription services such as from Bloomberg or Reuters or third-party broker quotes for use in this model. When such prices are not available, AIGFP uses an internal methodology which includes extrapolation from observable and verifiable prices nearest to the dates of the transactions. Historically, actual results have not materially deviated from these models in any material respect.
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
    In the calculation of VaR for Capital Markets operations, AIG uses the same historical simulation methodology, described under Insurance above, which entails repricing all assets and liabilities under explicit changes in market rates within a specific historical time period. In 2004, AIGFP enhanced its library of factors by including implied option volatilities to construct the historical scenarios for simulation.
The following table presents the VaR on a combined basis and of each component of market risk for Capital Markets operations as of December 31, 2005 and 2004. Due to diversification effects, the combined VaR is always smaller than the sum of its components.

(in millions)	2005	2004

Combined	$22	$17
Interest rate	9	11
Currency	3	4
Equity	14	16
Commodity	9	7

The following table presents the average, high, and low VaRs on a combined basis and of each component of market risk for Capital Markets operations for the years 2005 and 2004. Due to diversification effects, the combined VaR is always smaller than the sum of its components.

	2005			2004

(in millions)	Average	High	Low	Average	High	Low

Combined	$17	$22	$13	$19	$24	$13
Interest rate	9	11	6	9	12	5
Currency	4	6	3	4	4	3
Equity	9	16	5	13	16	5
Commodity	8	10	7	6	7	4

Recent Accounting Standards
In December 2003, FASB issued a revision to Interpretation No. 46 (FIN46R). In March 2005, FASB issued FSP FIN46R-5, “Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003), Consolidation
AIG  -  Form 10-K

Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

of Variable Interest Entities.” See also Note 19 of Notes to Consolidated Financial Statements.
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
    At the June 2005 meeting, the EITF reached a consensus with respect to Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights”.
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
    On February 16, 2006, FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments.”
    For further discussion of these recent accounting standards and their application to AIG, see Note 1(gg) of Notes to Consolidated Financial Statements.

AIG  -  Form 10-K

ITEM 7A.
Quantitative and Qualitative Disclosures About Market Risk
Included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
ITEM 8.
Financial Statements and Supplementary Data
AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

AIG  -  Form 10-K

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
American International Group, Inc.:
We have completed integrated audits of American International Group, Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and
financial statement schedules
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of American International Group, Inc. and its subsidiaries (AIG) at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of AIG’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
    As described in Note 21 to the consolidated financial statements, AIG changed its accounting for certain non-traditional long duration contracts and for separate accounts as of January 1, 2004.
Internal control over financial reporting
Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that AIG did not maintain effective internal control over financial reporting as of December 31, 2005 because of the effect of the material weaknesses relating to (1) controls over certain balance sheet reconciliations, (2) controls over the accounting for certain derivative transactions and (3) controls over income tax accounting, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). AIG’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of AIG’s internal control over financial reporting based on our audit.
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
    A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
    Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
    A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2005, the following material weaknesses have been identified and included in management’s assessment.
    Controls over certain balance sheet reconciliations: AIG did not maintain effective controls to ensure the accuracy of certain balance sheet accounts in certain key segments of AIG’s operations, principally in the Domestic Brokerage Group. Specifically, accounting personnel did not perform timely reconciliations and did not properly resolve reconciling items for premium receivables, reinsurance recoverables and in-

AIG  -  Form 10-K

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

tercompany accounts. As a result, premiums and other considerations, incurred policy losses and benefits, insurance acquisition and other operating expenses, premiums and insurance balances receivable, reinsurance assets, reserve for losses and loss expenses, reserve for unearned premiums, other assets and retained earnings were misstated under GAAP.
    Controls over the accounting for certain derivative transactions: AIG did not maintain effective controls over the evaluation and documentation of whether certain derivative transactions qualified under GAAP for hedge accounting. As a result, net investment income, realized capital gains (losses), other revenues, accumulated other comprehensive income (loss) and related balance sheet accounts were misstated under GAAP.
    Controls over income tax accounting: AIG did not maintain effective controls over the determination and reporting of certain components of the provision for income taxes and related deferred income tax balances. Specifically, AIG did not maintain effective controls to review and monitor the accuracy of the components of the income tax provision calculations and related income tax balances and to monitor the differences between the income tax basis and the financial reporting basis of assets and liabilities to effectively reconcile the differences to the deferred income tax balances. As a result, income tax expense, income taxes payable, deferred income tax assets and liabilities, retained earnings and accumulated other comprehensive income were misstated under GAAP.
    The control deficiencies described above resulted in the restatement in 2005 of AIG’s 2004, 2003 and 2002 annual consolidated financial statements and financial statement schedules and the interim consolidated financial statements for each quarter in 2004 and 2003 and for each of the first three quarters in 2005. In addition, these control deficiencies could result in other misstatements to the aforementioned financial statement accounts and disclosures that would result in a material misstatement to the annual or interim AIG consolidated financial statements that would not be prevented or detected. Accordingly, AIG management has concluded that these control deficiencies constitute material weaknesses. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and our opinion regarding the effectiveness of AIG’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
    In our opinion, management’s assessment that AIG did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, AIG has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO.
PricewaterhouseCoopers LLP
New York, New York
March 16, 2006
AIG  -  Form 10-K

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheet

December 31,
(in millions)	2005	2004

Assets:
Investments and financial services assets:
Fixed maturities:
Bonds available for sale, at market value (amortized cost: 2005 – $349,612; 2004 – $329,838)	$359,516	$344,399
Bonds held to maturity, at amortized cost (market value: 2005 – $22,047; 2004 – $18,791)	21,528	18,294
Bond trading securities, at market value (cost: 2005 – $4,623; 2004 – $2,973)	4,636	2,984
Equity securities:
Common stocks available for sale, at market value (cost: 2005 – $10,125; 2004 – $8,424)	12,227	9,772
Common stocks trading, at market value (cost: 2005 – $7,746; 2004 – $5,651)	8,959	5,894
Preferred stocks available for sale, at market value (cost: 2005 – $2,282; 2004 – $2,017)	2,402	2,040
Mortgage loans on real estate, net of allowance (2005 – $54; 2004 – $65)	14,300	13,146
Policy loans	7,039	7,035
Collateral and guaranteed loans, net of allowance (2005 – $10; 2004 – $18)	3,570	3,303
Financial services assets:
Flight equipment primarily under operating leases, net of accumulated depreciation (2005 – $7,419; 2004 – $6,390)	36,245	32,130
Securities available for sale, at market value (cost: 2005 – $37,572; 2004 – $29,171)	37,511	31,225
Trading securities, at market value	6,499	2,746
Spot commodities	92	534
Unrealized gain on swaps, options and forward transactions	18,695	22,670
Trading assets	1,204	3,433
Securities purchased under agreements to resell, at contract value	14,547	26,272
Finance receivables, net of allowance (2005 – $670; 2004 – $571)	27,995	23,574
Securities lending collateral, at market value (which approximates cost)	59,471	49,169
Other invested assets	27,267	23,559
Short-term investments, at cost (approximates market value)	15,342	16,102

Total investments and financial services assets	679,045	638,281
Cash	1,897	2,009
Investment income due and accrued	5,727	5,556
Premiums and insurance balances receivable, net of allowance (2005 – $1,011; 2004 – $690)	15,333	15,622
Reinsurance assets, net of allowance (2005 – $992; 2004 – $832)	24,978	19,613
Deferred policy acquisition costs	33,248	29,817
Investments in partially owned companies	1,158	1,495
Real estate and other fixed assets, net of accumulated depreciation (2005 – $4,990; 2004 – $4,650)	7,446	6,192
Separate and variable accounts	63,797	57,741
Goodwill	8,093	8,556
Income taxes receivable – current	319	138
Other assets	12,329	16,125

Total assets	$853,370	$801,145

See Accompanying Notes to Consolidated Financial Statements.

AIG  -  Form 10-K

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheet Continued

December 31,
(in millions, except share data)	2005	2004

Liabilities:
Reserve for losses and loss expenses	$77,169	$61,878
Reserve for unearned premiums	24,243	23,400
Future policy benefits for life and accident and health insurance contracts	108,807	104,740
Policyholders’ contract deposits	227,027	216,474
Other policyholders’ funds	10,870	10,280
Reserve for commissions, expenses and taxes	4,769	4,629
Insurance balances payable	3,564	3,661
Funds held by companies under reinsurance treaties	4,174	3,404
Income taxes payable – deferred	6,607	6,588
Financial services liabilities:
Borrowings under obligations of guaranteed investment agreements	20,811	18,919
Securities sold under agreements to repurchase, at contract value	11,047	23,581
Trading liabilities	2,546	2,503
Securities and spot commodities sold but not yet purchased, at market value	5,975	5,404
Unrealized loss on swaps, options and forward transactions	12,740	15,985
Trust deposits and deposits due to banks and other depositors	4,877	4,248
Commercial paper	6,514	6,724
Notes, bonds, loans and mortgages payable	71,313	61,296
Commercial paper	2,694	2,969
Notes, bonds, loans and mortgages payable	7,126	5,502
Liabilities connected to trust preferred stock	1,391	1,489
Separate and variable accounts	63,797	57,741
Minority interest	5,124	4,831
Securities lending payable	60,409	49,972
Other liabilities	23,273	25,055

Total liabilities	766,867	721,273

Preferred shareholders’ equity in subsidiary companies	186	199

Commitments and Contingent Liabilities (See Note 12)
Shareholders’ equity:
Common stock, $2.50 par value; 5,000,000,000 shares authorized; shares issued 2005 and 2004 – 2,751,327,476	6,878	6,878
Additional paid-in capital	2,339	2,094
Retained earnings	72,330	63,468
Accumulated other comprehensive income	6,967	9,444
Treasury stock, at cost; 2005 – 154,680,704; 2004 – 154,904,286 shares of common stock (including 119,271,176 and 119,263,196 shares, respectively, held by subsidiaries)	(2,197)	(2,211)

Total shareholders’ equity	86,317	79,673

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$853,370	$801,145

See Accompanying Notes to Consolidated Financial Statements.
AIG  -  Form 10-K

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statement of Income

Years Ended December 31,
(in millions, except per share data)	2005	2004	2003

Revenues:
Premiums and other considerations	$70,209	$66,625	$54,802
Net investment income	22,165	18,465	15,508
Realized capital gains (losses)	341	44	(442)
Other revenues	16,190	12,532	9,553

Total revenues	108,905	97,666	79,421

Benefits and expenses:
Incurred policy losses and benefits	63,711	58,360	46,034
Insurance acquisition and other operating expenses	29,981	24,461	21,480

Total benefits and expenses	93,692	82,821	67,514

Income before income taxes, minority interest and cumulative effect of accounting changes	15,213	14,845	11,907

Income taxes:
Current	2,569	2,593	2,741
Deferred	1,689	1,814	815

	4,258	4,407	3,556

Income before minority interest and cumulative effect of accounting changes	10,955	10,438	8,351

Minority interest	(478)	(455)	(252)

Income before cumulative effect of accounting changes	10,477	9,983	8,099

Cumulative effect of accounting changes, net of tax	–	(144)	9

Net income	$10,477	$9,839	$8,108

Earnings per common share:
Basic
Income before cumulative effect of accounting changes	$4.03	$3.83	$3.10
Cumulative effect of accounting changes, net of tax	–	(0.06)	–
Net income	4.03	3.77	3.10

Diluted
Income before cumulative effect of accounting changes	$3.99	$3.79	$3.07
Cumulative effect of accounting changes, net of tax	–	(0.06)	–
Net income	3.99	3.73	3.07

Average shares outstanding:
Basic	2,597	2,606	2,610
Diluted	2,627	2,637	2,637

See Accompanying Notes to Consolidated Financial Statements.

AIG  -  Form 10-K

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statement of Shareholders’ Equity

Years Ended December 31,
(in millions, except per share data)	2005	2004	2003

Common stock:
Balance at beginning of year	$6,878	$6,878	$6,878
Issued under stock plans	–	–	–

Balance at end of year	6,878	6,878	6,878

Additional paid-in capital:
Balance at beginning of year	2,094	2,028	1,783
Excess of cost over proceeds of common stock issued under stock plans	(91)	(105)	(76)
Other	336	171	321

Balance at end of year	2,339	2,094	2,028

Retained earnings:
Balance at beginning of year	63,468	54,384	46,908
Net income	10,477	9,839	8,108
Dividends to common shareholders ($0.63, $0.29 and $0.24 per share, respectively)	(1,615)	(755)	(632)

Balance at end of year	72,330	63,468	54,384

Accumulated other comprehensive income (loss):
Balance at beginning of year	9,444	7,337	4,077
Unrealized (depreciation) appreciation of investments – net of reclassification adjustments	(3,577)	1,868	4,159
Deferred income tax benefit (expense) on changes	1,599	(612)	(1,237)
Foreign currency translation adjustments	(926)	993	347
Applicable income tax benefit (expense) on above changes	386	(170)	4
Net derivative gains arising from cash flow hedging activities	35	83	75
Deferred income tax expense on above changes	(7)	(33)	(22)
Retirement plan liabilities adjustment, net of tax	13	(22)	(66)

Other comprehensive income	(2,477)	2,107	3,260

Balance at end of year	6,967	9,444	7,337

Treasury stock, at cost:
Balance at beginning of year	(2,211)	(1,397)	(1,343)
Cost of shares acquired during year	(176)	(1,083)	(207)
Issued under stock plans	173	263	151
Other	17	6	2

Balance at end of year	(2,197)	(2,211)	(1,397)

Total shareholders’ equity at end of year	$86,317	$79,673	$69,230

See Accompanying Notes to Consolidated Financial Statements.
AIG  -  Form 10-K

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statement of Cash Flows

Years Ended December 31,
(in millions)	2005	2004	2003

Summary:
Net cash provided by operating activities	$25,138	$30,716	$33,241
Net cash used in investing activities	(57,321)	(97,115)	(66,904)
Net cash provided by financing activities	32,999	66,494	33,070
Effect of exchange rate changes on cash	(928)	992	350

Change in cash	(112)	1,087	(243)
Cash at beginning of year	2,009	922	1,165

Cash at end of year	$1,897	$2,009	$922

Cash flows from operating activities:
Net income	$10,477	$9,839	$8,108

Adjustments to reconcile net income to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in income:
Change in:
General and life insurance reserves	20,912	26,937	22,456
Premiums and insurance balances receivable and payable – net	192	(1,020)	(2,236)
Reinsurance assets	(5,365)	1,032	2,137
Deferred policy acquisition costs	(2,263)	(4,042)	(3,778)
Investment income due and accrued	(171)	(916)	(388)
Funds held under reinsurance treaties	770	361	832
Other policyholders’ funds	590	1,156	687
Current and deferred income taxes – net	1,507	1,396	2,179
Reserve for commissions, expenses and taxes	140	(16)	1,005
Other assets and liabilities – net	2,535	1,113	579
Bonds and common stocks trading, at market value	(4,717)	(3,582)	544
Trading assets and liabilities – net	2,272	(4,783)	4,592
Trading securities, at market value	(3,753)	792	764
Spot commodities	442	(289)	240
Net unrealized (gain) loss on swaps, options and forward transactions	728	1,534	(4,500)
Securities purchased under agreements to resell	11,725	(5,427)	(3,010)
Securities sold under agreements to repurchase	(12,534)	5,688	7,542
Securities and spot commodities sold but not yet purchased, at market value	571	(269)	(6,306)
Realized capital (gains) losses	(341)	(44)	442
Equity in income of partially owned companies and other invested assets	(1,421)	(1,279)	(707)
Amortization of premium and discount on securities	292	324	60
Depreciation expenses, principally flight equipment	2,200	2,035	1,861
Provision for finance receivable losses	435	389	429
Other – net	(85)	(213)	(291)

Total adjustments	14,661	20,877	25,133

Net cash provided by operating activities	$25,138	$30,716	$33,241

See Accompanying Notes to Consolidated Financial Statements.

AIG  -  Form 10-K

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statement of Cash Flows Continued

Years Ended December 31,
(in millions)	2005	2004	2003

Cash flows from investing activities:
Cost of bonds, at market sold	$111,866	$91,714	$90,430
Cost of bonds, at market matured or redeemed	16,017	13,958	15,966
Cost of equity securities sold	11,072	11,711	10,012
Realized capital gains (losses)	341	44	(442)
Purchases of fixed maturities	(152,045)	(158,023)	(153,742)
Purchases of equity securities	(12,972)	(13,674)	(10,473)
Acquisitions, net of cash acquired	–	–	(2,091)
Mortgage, policy and collateral loans granted	(5,306)	(2,128)	(3,016)
Repayments of mortgage, policy and collateral loans	3,973	1,731	2,043
Sales of securities available for sale	9,324	4,291	8,376
Maturities of securities available for sale	3,023	5,802	4,690
Purchases of securities available for sale	(20,642)	(16,133)	(12,010)
Sales of flight equipment	695	1,329	1,212
Purchases of flight equipment	(6,193)	(4,860)	(5,460)
Change in securities lending collateral	(10,302)	(19,777)	(6,048)
Net additions to real estate and other fixed assets	(2,018)	(950)	(1,131)
Sales or distributions of other invested assets	14,379	8,453	8,730
Investments in other invested assets	(14,387)	(11,599)	(10,483)
Change in short-term investments	760	(2,542)	(1,563)
Investments in partially owned companies	(50)	1	255
Finance receivable originations and purchases	(52,281)	(21,636)	(14,690)
Finance receivable principal payments received	47,425	15,173	12,531

Net cash used in investing activities	$(57,321)	$(97,115)	$(66,904)

Cash flows from financing activities:
Receipts from policyholders’ contract deposits	$46,298	$55,919	$38,867
Withdrawals from policyholders’ contract deposits	(35,797)	(24,497)	(18,422)
Change in trust deposits and deposits due to banks and other depositors	629	648	641
Change in commercial paper	(485)	3,755	(3,174)
Proceeds from notes, bonds, loans and mortgages payable	53,875	31,918	23,665
Repayments on notes, bonds, loans and mortgages payable	(42,248)	(22,565)	(14,408)
Liquidation of zero coupon notes payable	–	(189)	–
Proceeds from guaranteed investment agreements	12,388	10,814	6,387
Maturities of guaranteed investment agreements	(10,496)	(7,232)	(5,900)
Change in securities lending payable	10,437	19,777	6,501
Redemption of subsidiary company preferred stock	(100)	(200)	(371)
Proceeds from common stock issued	82	158	74
Cash dividends to shareholders	(1,421)	(730)	(584)
Acquisition of treasury stock	(176)	(1,083)	(207)
Other – net	13	1	1

Net cash provided by financing activities	$32,999	$66,494	$33,070

Supplementary information:
Taxes paid	$2,593	$3,060	$2,454

Interest paid	$4,958	$4,314	$4,128

See Accompanying Notes to Consolidated Financial Statements.
AIG  -  Form 10-K

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statement of Comprehensive Income

Years Ended December 31,
(in millions)	2005	2004	2003

Comprehensive income (loss):
Net income	$10,477	$9,839	$8,108

Other comprehensive income (loss):
Unrealized (depreciation) appreciation of investments – net of reclassification adjustments	(3,577)	1,868	4,159
Deferred income tax benefit (expense) on above changes	1,599	(612)	(1,237)
Foreign currency translation adjustments	(926)	993	347
Applicable income tax benefit (expense) on above changes	386	(170)	4
Net derivative gains arising from cash flow hedging activities	35	83	75
Deferred income tax expense on above changes	(7)	(33)	(22)
Retirement plan liabilities adjustment, net of tax	13	(22)	(66)

Other comprehensive income (loss)	(2,477)	2,107	3,260

Comprehensive income (loss)	$8,000	$11,946	$11,368

See Accompanying Notes to Consolidated Financial Statements.

AIG  -  Form 10-K

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies
(a) Principles of Consolidation: Certain of AIG’s foreign subsidiaries included in the consolidated financial statements report on a fiscal year ending November 30. The consolidated financial statements include the accounts of AIG, its majority owned subsidiaries and those entities required to be consolidated under applicable accounting standards. See also Note 1(gg) herein. All material intercompany accounts and transactions have been eliminated.
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
    Losses and loss expenses are charged to income as incurred. The reserve for losses and loss expenses represents the accumulation of estimates for reported losses and includes provisions for losses incurred but not reported. The methods of determining such estimates and establishing resulting reserves, including amounts relating to reserves for estimated unrecoverable reinsurance, are reviewed and updated. Adjustments resulting therefrom are reflected in income currently. AIG discounts its loss reserves relating to workers compensation business written by its U.S. domiciled subsidiaries as permitted by the domiciliary statutory regulatory authorities. As of year end 2005, this discount is $512 million on a tabular basis and $1.11 billion on a non-tabular basis. Additionally, AIG discounts liability business assumed by American International Reinsurance Company, Ltd. (AIRCO) from the Domestic Brokerage Group (DBG) as permitted by its domiciliary regulatory authority. As of year end 2005, this discount is $490 million. The total amount of discount is $2.11 billion or less than three percent of outstanding loss reserves as reflected on the accompanying consolidated balance sheet.
Life Insurance & Retirement Services Operations: AIG’s Life Insurance & Retirement Services subsidiaries offer a wide range of insurance and retirement savings products both domestically and abroad. Insurance-oriented products consist of individual and group life, payout annuities, endowment, and accident and health policies. Retirement savings-oriented products consist generally of fixed and variable annuities.
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
    Policy acquisition costs for life insurance products are generally deferred and amortized over the premium paying period of the policy Statement of Financial Accounting Standards No. 60, “Accounting and Reporting by Insurance Enterprises” (FAS 60). Policy acquisition costs and policy issuance costs related to universal life and investment-type products (investment-oriented products) are deferred and amortized, with interest, in relation to the incidence of estimated gross profits to be realized over the estimated lives of the contracts under Statement of Financial Accounting Standards No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments” (FAS 97). Estimated gross profits are composed of net interest income, net realized investment gains and losses, fees, surrender charges, expenses, and mortality and morbidity gains and losses.
    The resulting DAC asset is reviewed for recoverability based on the profitability (both current and projected future) of the underlying insurance contracts.
    The deferred policy acquisition costs for investment-oriented products are adjusted with respect to estimated gross profits as a result of changes in the net unrealized gains or losses on debt and equity securities available for sale. That is, as debt and equity securities available for sale are carried at aggregate fair value, an adjustment is made to deferred policy acquisition costs equal to the change in amortization that would have been recorded if such securities had been sold at their stated aggregate fair value and the proceeds reinvested at current yields. The change in this adjustment, net of tax, is included with the change in net unrealized gains/losses on debt and equity securities available for sale that is credited or charged directly to comprehensive income. Deferred policy acquisition costs have been decreased by $1.14 billion at December 31, 2005 and decreased by $2.26 billion at December 31, 2004 for this adjustment. See also Note 4 herein.
    Value of Business Acquired (VOBA) is determined at time of acquisition. This value is based on present value of future
AIG  -  Form 10-K

Notes to Consolidated Financial Statements Continued

1. Summary of Significant Accounting Policies
Continued
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
    ILFC, as lessor, leases flight equipment principally under operating leases. Accordingly, income is recognized over the life of the lease as rentals become receivable under the provisions of the lease or, in the case of leases with varying payments, under the straight-line method over the noncancelable term of the lease. In certain cases, leases provide for additional payments contingent on usage. Rental income is recognized at the time such usage occurs less a provision for future contractual aircraft maintenance. ILFC is also a remarketer of flight equipment for its own account and for airlines and financial institutions and provides, for a fee, fleet management services to certain third-party operators. ILFC’s revenues from such operations consist of net gains on sales of flight equipment, commissions and management service fees.
    The Capital Markets operations of AIG are conducted through AIG Financial Products Corp. and AIG Trading Group, Inc. and their respective subsidiaries (collectively referred to as AIGFP), which engages as principal in standard and customized interest rate, currency, equity, commodity, energy and credit products with top-tier corporations, financial institutions, governments, agencies, institutional investors, and high-net-worth individuals throughout the world. AIGFP also raises funds through municipal reinvestment contracts and other private and public securities offerings, investing the proceeds in a diversified portfolio of high grade securities and derivative transactions. AIGFP owns inventories in the commodities in which it trades and may reduce the exposure to market risk through the use of swaps, forwards, futures, and option contracts. See also Note 2 herein.
    Consumer Finance operations include American General Finance, Inc. and its subsidiaries (AGF) as well as AIG Consumer Finance Group, Inc. (AIGCFG). AGF provides a wide variety of consumer finance products, including non-conforming real estate mortgages, consumer loans, retail sales finance and credit-related insurance to customers in the United States. AIGCFG, through its subsidiaries, is engaged in developing a multi-product consumer finance business with an emphasis on emerging markets. See also Note 2 herein.
    Finance charges are recognized as revenue using the interest method. Revenue ceases to be accrued when contractual payments are not received for four consecutive months for loans and retail sales contracts, and for six months for revolving retail accounts and private label receivables. Extension fees, late charges, and prepayment penalties are recognized as revenue when received.
    Direct costs of originating loans, net of nonrefundable points and fees, are deferred and included in the carrying amount of the related loans. The amount deferred is recognized as an adjustment to finance charge revenues, using the interest method applied on a pool basis over a term that anticipates prepayments. If loans are prepaid, any remaining deferral is charged or credited to revenue.
    The allowance for finance receivable losses is maintained at a level considered adequate to absorb estimated credit losses in the existing portfolio. The portfolio is periodically evaluated on a pooled basis and factors such as economic conditions, portfolio composition, and loss and delinquency experience are considered in the evaluation of the allowance.
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
    Where AIG may not have the positive intent to hold bonds and preferred stocks until maturity and not classified as trading, these securities are considered to be available for sale and carried at current market values. Interest income with respect to fixed maturity securities is accrued as earned.

AIG  -  Form 10-K

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

1. Summary of Significant Accounting Policies
Continued
    Premiums and discounts arising from the purchase of bonds are treated as yield adjustments over their estimated lives or call date, if applicable.
    Bond trading securities are carried at current market values, and changes in fair value are recorded in income currently.
    Common and preferred stocks are carried at current market values. Dividend income is generally recognized when receivable.
    Unrealized gains and losses from investments in equity securities and fixed maturities available for sale are reflected as a separate component of comprehensive income, net of deferred income taxes in consolidated shareholders’ equity currently. Unrealized gains and losses from investments in trading securities are reflected in income currently. Investments in fixed maturities and equity securities are recorded on a trade date basis.
    Realized capital gains and losses are determined principally by specific identification. AIG evaluates its investments for impairment. As a matter of policy, the determination that a security has incurred an other-than-temporary decline in value and the amount of any loss recognition requires the judgment of AIG’s management and a continual review of its investments.
    In general, a security is considered a candidate for other-than-temporary impairment if it meets any of the following criteria:

-	Trading at a significant (25 percent or more) discount to par or amortized cost (if lower) for an extended period of time (nine months or longer);
-	The occurrence of a discrete credit event resulting in (i) the issuer defaulting on a material outstanding obligation; or (ii) the issuer seeking protection from creditors under the bankruptcy laws or any similar laws intended for the court supervised reorganization of insolvent enterprises; or (iii) the issuer proposing a voluntary reorganization pursuant to which creditors are asked to exchange their claims for cash or securities having a fair value substantially lower than par value of their claims; or
-	In the opinion of AIG’s management, it is probable that AIG may not realize a full recovery on its investment, irrespective of the occurrence of one of the foregoing events.
    Once a security has been identified as other-than-temporarily impaired, the amount of such impairment is determined by reference to that security’s contemporaneous market price and recorded as a charge to earnings.
    AIG also enters into dollar roll agreements. These are agreements to sell mortgage-backed securities and to repurchase substantially similar securities at a specified price and date in the future. At December 31, 2005, 2004 and 2003, there were no dollar roll agreements outstanding.
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
(e) Financial Services – Flight Equipment: Flight equipment is stated at cost. Major additions, modifications and interest are capitalized. Normal maintenance and repairs, airframe and engine overhauls and compliance with return conditions of flight equipment on lease are provided by and paid for by the lessee. Under the provisions of most leases for certain airframe and engine overhauls, the lessee is reimbursed for costs incurred up to but not exceeding contingent rentals paid to AIG by the lessee. AIG provides a charge to income for such reimbursements based upon the expected reimbursements during the life of the lease. Depreciation and amortization are computed on the straight-line basis to a residual value of approximately 15 percent over the estimated useful lives of the related assets but not exceeding 25 years. ILFC’s management is very active in the airline industry and remains current on issues affecting its fleet, including events and circumstances that may affect impairment of aircraft values (e.g. residual values, useful life, current and future revenue generating capacity). Aircraft in the fleet are evaluated, as necessary, based on these events and circumstances in accordance with Statement of Financial Accounting Standards (FAS) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS 144). FAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. These evaluations for impairment are significantly affected by estimates of future revenues and other factors which involve some amount of uncertainty.
    This caption also includes deposits for aircraft to be purchased. At the time the assets are retired or disposed of, the cost and associated accumulated depreciation and amortization are removed from the related accounts and the difference, net of proceeds, is recorded as a gain or loss.
(f) Financial Services – Securities Available for Sale, at market value: These securities are held to meet long-term investment objectives and are accounted for as available for sale, carried at current market values and recorded on a trade-date basis. This portfolio is hedged using interest rate, foreign exchange, commodity and equity derivatives. The market risk associated with such hedges is managed on a portfolio basis, with third party hedging transactions executed as necessary. As hedge accounting treatment is not achieved in accordance with
AIG  -  Form 10-K

Notes to Consolidated Financial Statements Continued

1. Summary of Significant Accounting Policies
Continued
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
(h) Financial Services – Spot Commodities: Spot commodities are carried at lower of cost or market value and are recorded on a trade-date basis. The exposure to market risk may be reduced through the use of forwards, futures and option contracts. Lower of cost or market value reductions in commodity positions and unrealized gains and losses in related derivatives are reflected in income currently.
(i) Financial Services – Unrealized Gain and Unrealized Loss on Swaps, Options and Forward Transactions: Interest rate, currency, equity and commodity swaps, swaptions, options and forward transactions are accounted for as derivatives recorded on a trade-date basis and are carried at current market values or estimated fair values when market values are not available. Unrealized gains and losses are reflected in income currently, where appropriate. In certain instances, when income is not recognized upfront under EITF 02-03, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities”, (EITF 02-03), income is recognized over the life of the contract. Estimated fair values are based on the use of valuation models that utilize, among other things, current interest, foreign exchange, equity, commodity and volatility rates. AIG attempts to secure reliable and independent current market prices, such as published exchange prices, external subscription services’ prices such as Bloomberg or Reuters or third-party broker quotes for use in its models. When such prices are not available, AIG uses an internal methodology which includes interpolation and extrapolation from observable and verifiable prices nearest to the dates of the transactions. These valuations represent an assessment of the present values of expected future cash flows of these transactions and reflect market and credit risk. The portfolio’s discounted cash flows are evaluated with reference to current market conditions, maturities within the portfolio, and other relevant factors. Based upon this evaluation, it is determined what offsetting transactions, if any, are necessary to reduce the market risk of the portfolio. AIG manages its market risk with a variety of transactions, including swaps, trading securities, futures and forward contracts and other transactions as appropriate. Because of the limited liquidity of some of these instruments, the recorded values of these transactions may be different from the values that might be realized if AIG were to sell or close out the transactions prior to maturity. AIG believes that such differences are not significant to the financial condition or liquidity. Such differences would be immediately recognized in income when the transactions are sold or closed out prior to maturity.
(j) Financial Services – Trading Assets and Trading Liabilities: Trading assets and trading liabilities include option premiums paid and received and receivables from and payables to counterparties which relate to unrealized gains and losses on futures, forwards, and options and balances due from and due to clearing brokers and exchanges.
    Futures, forwards, and options purchased and written are accounted for as derivatives on a trade-date basis and are carried at fair values. Unrealized gains and losses are reflected in income currently. The fair values of futures contracts are based on closing exchange quotations. Commodity forward transactions are carried at fair values derived from dealer quotations and underlying commodity exchange quotations. For long-dated forward transactions, where there are no dealer or exchange quotations, fair values are derived using internally developed valuation methodologies based on observable and available market information. Options are carried at fair values based on the use of valuation models that utilize, among other things, current interest or commodity rates, and foreign exchange and volatility rates, as applicable.
(k) Financial Services – Securities Purchased (Sold) Under Agreements to Resell (Repurchase), at contract value: Purchases of securities under agreements to resell and sales of securities under agreements to repurchase are accounted for as collateralized borrowing or lending transactions and are recorded at their contracted resale or repurchase amounts, plus accrued interest. AIG’s policy is to take possession of or obtain a security interest in securities purchased under agreements to resell.
    AIG minimizes the credit risk that counterparties to transactions might be unable to fulfill their contractual obligations by monitoring customer credit exposure and collateral value and generally requiring additional collateral to be deposited with AIG when deemed necessary.
(l) Financial Services – Finance Receivables: Finance receivables are carried at amortized cost which includes accrued finance charges on interest bearing finance receivables, unamortized deferred origination costs, and unamortized net premiums and discounts on purchased finance receivables. They are net of unamortized finance charges and unamortized points and fees. The allowance for finance receivable losses is established through the provision for finance receivable losses charged to expense.
(m) Securities Lending Collateral and Securities Lending Payable: AIG’s insurance and asset management operations lend their securities and primarily take cash as collateral with respect to the securities lent. Invested collateral consists primarily of floating rate debt securities. Income earned on invested collateral, net of interest payable to the collateral provider, is recorded in net investment income.

AIG  -  Form 10-K

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

1. Summary of Significant Accounting Policies
Continued
    The market value of securities pledged under securities lending arrangements were $59.0 billion and $48.8 billion as of December 31, 2005 and 2004, respectively. Of these amounts, $58.3 billion and $48.2 billion represent securities included in bonds available for sale in AIG’s consolidated balance sheet as of December 31, 2005 and 2004, respectively.
(n) Other Invested Assets: Other invested assets consist primarily of investments by AIG’s insurance operations in hedge funds and limited partnerships.
    Hedge funds and limited partnerships in which AIG holds in the aggregate less than a five percent interest are reported at fair value. The change in fair value is recognized as a component of other comprehensive income.
    With respect to hedge funds and limited partnerships in which AIG holds in the aggregate a five percent or greater interest or less than five percent interest but AIG has more than a minor influence over the operations of the investee, AIG’s carrying value is the net asset value. The changes in such net asset values accounted for under the equity method are recorded in earnings through net investment income.
    AIG obtains the fair value of its investments in limited partnerships and hedge funds from information provided by the general partner or manager of each of these investments, the accounts of which are generally audited on an annual basis.
(o) Short-term investments: Short-term investments consist of interest bearing cash equivalents, time deposits, and investments maturing within one year, such as commercial paper.
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
(q) Other Assets: Other assets consist of prepaid expenses, including deferred advertising costs, derivatives assets at market value, and other deferred charges. Generally, advertising costs are expensed as incurred except for certain direct response campaigns, which are deferred over the expected future benefit period in accordance with Statement of Position 93-7, “Reporting on Advertising Costs.” In instances where AIG can demonstrate that its direct-response advertising, whose primary purpose is to elicit sales to customers, can be shown to have responded specifically to the advertising and that results in probable future economic benefits are capitalized. Deferred advertising costs are included in other assets, are amortized on a campaign by campaign basis over the expected economic future benefit period and reviewed regularly for recoverability. The amount reported in other assets was $915 million and $879 million at December 31, 2005 and 2004, respectively. The amount of expense amortized into earnings was $272 million, $244 million and $217 million, for 2005, 2004, and 2003, respectively.
(r) Deposit Liabilities: AIG has entered into certain insurance and reinsurance contracts, primarily in its general insurance segment, which do not contain sufficient amount and timing risk to be accounted for as insurance or reinsurance. Accordingly, these transactions are recorded based upon deposit accounting, and the premiums received, after deduction for certain related expenses, are recorded as deposits within Other liabilities on the consolidated balance sheet. Net proceeds of these deposits are invested and generate net investment income. As amounts are paid, consistent with the underlying contracts, the deposit liability is reduced. Periodically, AIG evaluates the expected payments to be made under each contract and adjusts the deposit liability through earnings in the current period.
(s) Investments in Partially Owned Companies: Generally, the equity method of accounting is used for AIG’s investment in companies in which AIG’s ownership interest approximates 20 percent but is not greater than 50 percent (minority owned companies). At December 31, 2005, AIG’s significant investments in partially owned companies included its 24.3 percent interest in IPC Holdings, Ltd., its 23.4 percent interest in Allied World Assurance Holdings, Ltd., its 26 percent interest in Tata AIG Life Insurance Company, Ltd., its 26 percent interest in Tata AIG General Insurance Company, Ltd. and its 24.5 percent interest in The Fuji Fire and Marine Insurance Co., Ltd. This balance sheet caption also includes investments in less significant partially owned companies. The amounts of dividends received from unconsolidated entities where AIG’s ownership interest is less than 50 percent were $146 million, $22 million and $13 million in 2005, 2004 and 2003, respectively. The undistributed earnings of unconsolidated entities where AIG’s ownership interest is less than 50 percent were $179 million, $445 million and $320 million as of December 31, 2005, 2004 and 2003, respectively.
(t) Real Estate and Other Fixed Assets: The costs of buildings and furniture and equipment are depreciated principally on a straight-line basis over their estimated useful lives (maximum of 40 years for buildings and ten years for furniture and equipment). Expenditures for maintenance and repairs are charged to income as incurred; expenditures for betterments are capitalized and depreciated.
    AIG periodically assesses the carrying value of its real estate relative to the market values of real estate within the specific local area, for the purpose of determining any asset impairment.
(u) Separate and Variable Accounts: Separate and variable accounts represent funds for which investment income and investment gains and losses accrue directly to the policyholders who predominantly bear the investment risk. Each account has specific investment objectives, and the assets are carried at market value. The assets of each account are legally segregated and are not subject to claims which arise out of any other
AIG  -  Form 10-K

Notes to Consolidated Financial Statements Continued

1. Summary of Significant Accounting Policies
Continued
business of AIG. The liabilities for these accounts are generally equal to the account assets.
(v) Financial Services – Securities and Spot Commodities Sold but not yet Purchased, at market value: Securities and spot commodities sold but not yet purchased represent sales of securities and spot commodities not owned at the time of sale. The obligations arising from such transactions are recorded on a trade-date basis and carried at market values.
(w) Liabilities Connected to Trust Preferred Stock: Liabilities connected to trust preferred stock principally relates to outstanding securities issued by AGC, a wholly owned subsidiary of AIG. Cash distributions on such preferred stock are accounted for as interest expense.
(x) Preferred Shareholders’ Equity in Subsidiary Companies: Preferred shareholders’ equity in subsidiary companies relates principally to outstanding preferred stock or interest of ILFC, a wholly owned subsidiary of AIG. Cash distributions on such preferred stock or interest are accounted for as interest expense.
(y) Other Policyholders’ Funds: Other policyholders’ funds are reported at cost and include any policyholders’ funds on deposit which encompasses premium deposits and similar items.
(z) Other Liabilities: Other liabilities consist of other funds on deposits, derivatives liabilities at market value, and other payables.
(aa) Short- and Long-Term Borrowings: AIG’s funding is principally obtained from medium-term and long-term borrowings. Commercial paper, when issued at a discount, is recorded at the proceeds received and accreted to its par value. Long-term borrowings are carried at the principal amount borrowed, net of unamortized discounts or premiums. See Note 9 herein for additional information.
(bb) Translation of Foreign Currencies: Financial statement accounts expressed in foreign currencies are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation” (FAS 52). Under FAS 52, functional currency assets and liabilities are translated into U.S. dollars generally using current rates of exchange prevailing at the balance sheet date of each respective subsidiary and the related translation adjustments are recorded as a separate component of comprehensive income, net of any related taxes, in consolidated shareholders’ equity. Functional currencies are generally the currencies of the local operating environment. Income statement accounts expressed in functional currencies are translated using average exchange rates. The adjustments resulting from translation of financial statements of foreign entities operating in highly inflationary economies are recorded in income. Exchange gains and losses resulting from foreign currency transactions are recorded in income currently. The exchange gain or loss with respect to utilization of qualifying foreign exchange hedging activities is recorded as a component of other comprehensive income. In the situation where the qualifying hedge is identified to an underlying foreign currency transaction, the hedging activity exchange or loss is transferred out of other comprehensive income and netted against the exchange gain or loss of the underlying in income.
(cc) Income Taxes: Deferred tax assets and liabilities are recorded for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the Consolidated Financial Statements. AIG assesses its ability to realize deferred tax assets primarily based on the earnings history, the future earnings potential, the reversal of taxable temporary differences, and the tax planning strategies available to the legal entities recognizing deferred tax assets, all through which realization of deferred tax assets will be achieved, as discussed in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” See Note 3 herein for further discussion of income taxes.
(dd) Earnings Per Share: Basic earnings per common share are based on the weighted average number of common shares outstanding, retroactively adjusted to reflect all stock dividends and stock splits. Diluted earnings per share are based on those shares used in basic earnings per share plus shares that would have been outstanding assuming issuance of common shares for all dilutive potential common shares outstanding, retroactively adjusted to reflect all stock dividends and stock splits.
The computation of earnings per share for December 31, 2005, 2004 and 2003 was as follows:

Years Ended December 31,
(in millions, except per share data)	2005	2004	2003

Numerator for basic earnings per share:
Income before cumulative effect of accounting changes	$10,477	$9,983	$8,099
Cumulative effect of accounting changes, net of tax	–	(144)	9

Net income applicable to common stock	$10,477	$9,839	$8,108

Denominator for basic earnings per share:
Average shares outstanding used in the computation of per share earnings:
Common stock issued	2,752	2,752	2,752
Common stock in treasury	(155)	(146)	(142)

Average shares outstanding – basic	2,597	2,606	2,610

(continued)

AIG  -  Form 10-K

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

1. Summary of Significant Accounting Policies
Continued

Years Ended December 31,
(in millions, except per share data)	2005	2004	2003

Numerator for diluted earnings per share:
Income before cumulative effect of accounting changes	$10,477	$9,983	$8,099
Cumulative effect of accounting changes, net of tax	–	(144)	9

Net income applicable to common stock	10,477	9,839	8,108

Interest on contingently convertible bonds, net of tax (a)	11	11	11

Adjusted net income applicable to common stock(a)	$10,488	$9,850	$8,119

Denominator for diluted earnings per share:
Average shares outstanding	2,597	2,606	2,610
Incremental shares from potential common stock:
Average number of shares arising from outstanding employee stock plans (treasury stock method)(b)	21	22	18
Contingently convertible bonds(a)	9	9	9

Adjusted average shares outstanding – diluted(a)	2,627	2,637	2,637

Earnings per share:
Basic:
Income before cumulative effect of accounting changes	$4.03	$3.83	$3.10
Cumulative effect of accounting changes, net of tax	–	(0.06)	–

Net income	$4.03	$3.77	$3.10

Diluted:
Income before cumulative effect of accounting changes	$3.99	$3.79	$3.07
Cumulative effect of accounting changes, net of tax	–	(0.06)	–

Net income	$3.99	$3.73	$3.07

(a)	Assumes conversion of contingently convertible bonds due to the adoption of EITF Issue No. 04-8 “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share.”

(b)	Certain shares arising from employee stock plans were not included in the computation of diluted earnings per share where the exercise price of the options exceeded the average market price and would have been antidilutive. The number of shares excluded were 19 million, 7 million and 26 million for 2005, 2004 and 2003, respectively.
(ee) Derivatives: AIG carries all derivatives in the consolidated balance sheet at fair value. The financial statement recognition of the change in the fair value of a derivative depends on a number of factors, including the intended use of the derivative and the extent to which it is effective as part of a hedge transaction. The changes in fair value of the derivative transactions of AIGFP are currently presented as a component of AIG’s operating income. However, in certain instances, when income is not recognized upfront under EITF 02-03, income is recognized over the life of the contract, where appropriate.
    The discussion below relates to the derivative activities of AIG (other than those of AIGFP) that qualify for hedge accounting treatment under FAS 133.
    For derivatives designated as hedges, on the date the derivative contract is entered into, AIG designates the derivative as: (i) a hedge of the subsequent changes in the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value” hedge); (ii) a hedge of a forecasted transaction, or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge); or (iii) a hedge of a net investment in a foreign operation. Fair value and cash flow hedges may involve foreign currencies (“foreign currency hedges”). The gain or loss in the fair value of a derivative that is appropriately and contemporaneously documented, designated and is highly effective as a fair value hedge is recorded in current period earnings, along with the loss or gain on the hedged item attributable to the hedged risk. The gain or loss in the fair value of a derivative that is appropriately and contemporaneously documented, designated and is highly effective as a cash flow hedge is recorded in other comprehensive income, until earnings are affected by the variability of cash flows. Of the amount deferred in Other Comprehensive Income at December 31, 2005, AIG does not expect a material amount to be reclassified into earnings over the next twelve months. The portion of the gain or loss in the fair value of a derivative in a cash flow hedge that represents hedge ineffectiveness is recognized immediately in current period earnings. The amount of ineffectiveness was not material for 2005, 2004 and 2003. The gain or loss in the fair value of a derivative that is appropriately and contemporaneously documented, designated and is highly effective as a hedge of a net investment in a foreign operation is recorded in the foreign currency translation adjustments account within other comprehensive income. Changes in the fair value of derivatives used for other than hedging activities are reported in current period earnings (principally in realized capital gains and losses for AIG’s insurance operations). AIG had no hedges that were considered fair value hedges at December 31, 2005. At December 31, 2005, AIG’s hedge accounting was limited to cash flow hedge accounting primarily related to the hedge of forecasted transactions.
    AIG assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items.
    As of January 1, 2005 and December 31, 2005, the related balance of accumulated derivative net loss arising from cash flow hedges, net of tax, was $53 million and $25 million, respectively. Of the change in accumulated derivative net gain, $3 million represents current period changes in fair values of derivatives used in cash flow hedge transactions, and $25 million represents current period reclassifications to operating income.
AIG  -  Form 10-K

Notes to Consolidated Financial Statements Continued

1. Summary of Significant Accounting Policies
Continued
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
(ff) Goodwill and Intangible Assets: Goodwill is reviewed for impairment on an annual basis, or more frequently if circumstances indicate that a possible impairment has occurred. The assessment of impairment involves a two-step process whereby an initial assessment for potential impairment is performed, followed by a measurement of the amount of impairment, if any. No impairment has been recorded by AIG in 2005, 2004 or 2003.
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
(gg) Recent Accounting Standards: In December 2003, FASB issued Interpretation No. 46R, “Consolidation of Variable Interest Entities Revised” (FIN46R). See also Note 19 herein.
    In March 2005, FASB issued FSP FIN46R-5 “Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities” (FSP FIN46R-5) to address whether a reporting enterprise has an implicit variable interest in a variable interest entity (VIE) or potential VIE when specific conditions exist. Although implicit variable interests are mentioned in FIN46R, the term is not defined and only one example is provided. FSP FIN46R-5 offers additional guidance, stating that implicit variable interests are implied financial interests in an entity that change with changes in the fair value of the entity’s net assets exclusive of variable interests. An implicit variable interest acts the same as an explicit variable interest except it involves the absorbing and/or receiving of variability indirectly from the entity (rather than directly). The identification of an implicit variable interest is a matter of judgment that depends on the relevant facts and circumstances. The adoption of FSP FIN46R-5 did not have a material effect on AIG’s financial condition or results of operations.
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
    At the March 2004 meeting, the Emerging Issue Task Force (EITF) reached a consensus with respect to Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” On September 30, 2004, the FASB issued FASB Staff Position (FSP) EITF No. 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” delaying the effective date of this guidance until the FASB has resolved certain implementation issues with respect to this guidance, but the disclosures remain effective. This FSP, retitled FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” replaces the measurement and recognition guidance set forth in Issue No. 03-1 and codifies certain existing guidance on impairment. Adoption of FSP FAS 115-1 is not expected to have a material effect on AIG’s financial condition or results of operations.
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
    In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (FAS 123R). FAS 123R and its related interpretive guidance replaces FAS No. 123, “Accounting for Stock-Based Compensation” (FAS 123), and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). FAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. On January 1, 2003, AIG adopted the recognition provisions of FAS 123. See also Note 14 herein. In April 2005, the SEC delayed the effective date for FAS 123R until the first fiscal year beginning after June 15, 2005. As a result, AIG expects to adopt the provisions of the revised FAS 123R and its related interpretive guidance in the first quarter of 2006. For its service-based awards (1999 Stock Option Plan, 2002 Stock Incentive Plan, and 1999 Employee Stock Purchase Plan), AIG recognizes

AIG  -  Form 10-K

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

1. Summary of Significant Accounting Policies
Continued
compensation on a straight-line basis over the scheduled vesting period. Upon adoption of FAS 123R, AIG will recognize compensation expense to the scheduled retirement date for employees near retirement. AIG does not expect the effect of this change to be material to AIG’s results of operations. Consistent with the requirements of FAS 123R, AIG will recognize the unvested portion of its APB 25 awards as compensation expense over the remaining vesting period.
    In December, 2005 and January, 2006, C.V. Starr & Co., Inc. (Starr) made tender offers to AIG employees holding Starr common and preferred stock. In conjunction with AIG’s adoption of FAS 123R, Starr is considered to be an “economic interest holder” in AIG. As a result, AIG expects to include the compensation expense related to the 2006 tender offer in its consolidated financial statements for the first quarter of 2006.
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
    At the June 2005 meeting, the EITF reached a consensus with respect to Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights”. The Issue addresses what rights held by the limited partner(s) preclude consolidation in circumstances in which the sole general partner would consolidate the limited partnership in accordance with generally accepted accounting principles absent the existence of the rights held by the limited partner(s). Based on that consensus, the EITF also agreed to amend the consensus in Issue No. 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholders Have Certain Approval or Veto Rights.” The guidance in this Issue is effective after June 29, 2005 for general partners of all new limited partnerships formed and for existing limited partnerships for which the partnership agreements are modified. For general partners in all other limited partnerships, the guidance in this Issue is effective beginning January 1, 2006. The effect of the adoption of this EITF Issue on existing partnerships that were modified and new partnerships entered into after June 29, 2005, was not material to AIG’s financial condition or results of operations. For all other partnerships, AIG is currently assessing the effect of adopting this EITF Issue.
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
AIG  -  Form 10-K

Notes to Consolidated Financial Statements Continued

1. Summary of Significant Accounting Policies
Continued
coverage within a contract. The effective date of the implementation guidance is January 1, 2007. AIG is currently assessing the effect of implementing this guidance.
    On February 16, 2006, the FASB issued FAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (FAS 155), an amendment of FAS 140 and FAS 133. FAS 155 permits the Company to elect to measure any hybrid financial instrument at fair value (with changes in fair value recognized in earnings) if the hybrid instrument contains an embedded derivative that would otherwise be required to be bifurcated and accounted for separately under FAS 133. The election to measure the hybrid instrument at fair value is made on an instrument-by-instrument basis and is irrevocable. FAS 155 will be effective for all instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of the AIG’s fiscal year that begins after September 15, 2006, with earlier adoption permitted as of the beginning of 2006, provided that financial statements for any interim period of that fiscal year have not been issued. AIG has not yet decided whether it will early adopt FAS 155 effective January 1, 2006, and is assessing the effect of this change in accounting.
(hh) Restatements: AIG has completed two restatements of its financial statements (the Restatements). In connection with the first restatement (the First Restatement) included in the Annual Report on Form 10-K for the year ended December 31, 2004 filed on May 31, 2005, AIG restated its consolidated financial statements and financial statement schedules for the years ended December 31, 2003, 2002, 2001 and 2000, the quarters ended March 31, June 30 and September 30, 2004 and 2003 and the quarter ended December 31, 2003. In the second restatement (the Second Restatement) included in the Annual Report on Form 10-K/A for the year ended December 31, 2004 filed on March 16, 2006, AIG restated its consolidated financial statements and financial statement schedules for the years ended December 31, 2004, 2003 and 2002, along with 2001 and 2000 for purposes of preparation of the Consolidated Financial Data for 2001 and 2000, the quarterly financial information for 2004 and 2003 and the first three quarters of 2005. See Note 22 herein. AIG, however, did not amend its quarterly report on Form 10-Q for the quarter ended September 30, 2005 because the adjustments to the financial statements included therein were not material to those financial statements. The consolidated financial statements included in this Annual Report on Form 10-K reflect the Restatements.
2. Segment Information
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
    Transatlantic Holdings, Inc. (Transatlantic) subsidiaries offer reinsurance capacity on both a treaty and facultative basis both in the U.S. and abroad. Transatlantic structures programs for a full range of property and casualty products with an emphasis on specialty risks.
    AIG’s Personal Lines operations provide automobile insurance through AIG Direct, the mass marketing operation of AIG, Agency Auto Division and 21st Century Insurance Group (21st Century), as well as a broad range of coverages for high net-worth individuals through the AIG Private Client Group.
    Mortgage Guaranty operations provide guaranty insurance primarily on conventional first mortgage loans on single family dwellings and condominiums.
    AIG’s Foreign General Insurance group accepts risks primarily underwritten through American International Underwriters (AIU), a marketing unit consisting of wholly owned agencies and insurance companies. The Foreign General Insurance group also includes business written by AIG’s foreign-based insurance subsidiaries. The Foreign General Insurance group uses various marketing methods to write both business and consumer lines insurance with certain refinements for local laws, customs and needs. AIU operates in Asia, the Pacific Rim, the United Kingdom, Europe, Africa, the Middle East and Latin America.
Life Insurance & Retirement Services: AIG’s Life Insurance & Retirement Services subsidiaries offer a wide range of insurance and retirement savings products both domestically and abroad. Insurance-oriented products consist of individual and group life, payout annuities, endowment and accident and health policies. Retirement savings products consist of fixed and variable annuities.
    AIG’s principal overseas Life Insurance & Retirement Services operations are American Life Insurance Company (ALICO), American International Assurance Company, Limited, together with American International Assurance Company (Bermuda) Limited (AIA), Nan Shan Life Insurance Company, Ltd. (Nan Shan), The Philippine American Life and General Insurance Company (PhilamLife), AIG Edison Life Insurance Company (AIG Edison Life) and AIG Star Life Insurance Co. Ltd. (AIG Star Life).
    AIG’s principal domestic Life Insurance & Retirement Services operations are American General Life Insurance Company (AG Life), The United States Life Insurance Company in the City of New York (USLIFE), American

AIG  -  Form 10-K

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

2. Segment Information
Continued
General Life and Accident Insurance Company (AGLA), AIG Annuity Insurance Company (AIG Annuity), The Variable Annuity Life Insurance Company (VALIC) and AIG Retirement Services, Inc (AIG SunAmerica).
    AIRCO acts as an internal reinsurance company for AIG’s foreign life operations.
Financial Services: AIG’s Financial Services subsidiaries engage in diversified financial products and services including aircraft and equipment leasing, capital markets transactions, consumer finance and insurance premium financing.
    AIG’s Aircraft Finance operations represent the operations of ILFC, which generates its revenues primarily from leasing new and used commercial jet aircraft to domestic and foreign airlines. Revenues also result from the remarketing of commercial jets for its own account, for airlines and for financial institutions.
    AIG’s Capital Markets operations are conducted through AIGFP. As Capital Markets is a transaction-oriented operation, current and past revenues and operating results may not provide a basis for predicting future performance. Also, AIG’s Capital Markets operations may be adversely affected by the downgrades in AIG’s credit ratings.
    AIG’s Capital Markets operations derive substantially all their revenues from hedged financial positions entered in connection with counterparty transactions rather than from speculative transactions. These subsidiaries participate in the derivatives and financial transactions dealer markets conducting, primarily as principal, an interest rate, currency, equity, commodity, energy and credit products business.
    Consumer Finance operations include AGF as well as AIGCFG. AGF and AIGCFG provide a wide variety of consumer finance products, including non-conforming real estate mortgages, consumer loans, retail sales finance and credit-related insurance to customers both domestically and overseas, particularly in emerging markets.
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
AIG  -  Form 10-K

Notes to Consolidated Financial Statements Continued

(a) The following table summarizes the operations by major operating segment for the years ended December 31, 2005, 2004 and 2003:

	Operating Segments

		Life
		Insurance
	General	& Retirement	Financial	Asset				Reclassifications
(in millions)	Insurance	Services	Services	Management	Other(a)		Total	and Eliminations	Consolidated

2005
Revenues (b)	$45,174	$47,316	$10,525	$5,325	$565		$108,905	$–	$108,905
Interest expense	7	83	5,279	11	293		5,673	–	5,673
Operating income (loss) before minority interest	2,315	8,844	4,276	2,253	(2,475	) (c)	15,213	–	15,213
Income taxes (benefits)	140	2,176	1,366	718	(142)		4,258	–	4,258
Depreciation expense	273	268	1,447	43	169		2,200	–	2,200
Capital expenditures	417	590	6,300	25	194		7,526	–	7,526
Identifiable assets	150,667	480,622	166,488	81,080	93,154		972,011	(118,641)	853,370

2004
Revenues(b)	$41,961	$43,400	$7,495	$4,714	$96		$97,666	$–	$97,666
Interest expense	9	63	4,041	8	306		4,427	–	4,427
Operating income (loss) before minority interest	3,177	7,923	2,180	2,125	(560)		14,845	–	14,845
Income taxes (benefits)	616	2,526	654	753	(142)		4,407	–	4,407
Depreciation expense	251	262	1,366	19	137		2,035	–	2,035
Capital expenditures	350	480	4,481	11	207		5,529	–	5,529
Identifiable assets	131,658	447,841	165,995	80,075	79,890		905,459	(104,314)	801,145

2003
Revenues(b)	$33,833	$36,678	$6,242	$3,651	$(983)		$79,421	$–	$79,421
Interest expense	4	68	3,817	8	322		4,219	–	4,219
Operating income (loss) before minority interest	4,502	6,807	1,182	1,316	(1,900)		11,907	–	11,907
Income taxes (benefits)	1,146	2,229	287	465	(571)		3,556	–	3,556
Depreciation expense	204	244	1,261	15	137		1,861	–	1,861
Capital expenditures	284	483	5,461	19	239		6,486	–	6,486
Identifiable assets	117,511	372,126	141,667	64,047	69,988		765,339	(89,737)	675,602

(a)	Includes AIG Parent and other operations which are not required to be reported separately.

(b)	Represents the sum of General Insurance net premiums earned, Life Insurance & Retirement Services GAAP premiums, net investment income, Financial Services interest, lease and finance charges, Asset Management advisory and management fees and net investment income from guaranteed investment contracts, and realized capital gains (losses).

(c)	Includes settlement costs of $1.64 billion as described in Note 12(i).

AIG  -  Form 10-K

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

(b) The following table summarizes AIG’s General Insurance operations by major internal reporting unit for the years ended December 31, 2005, 2004 and 2003:

	General Insurance

	Domestic							Total	Reclassifications	Total
	Brokerage			Personal	Mortgage	Foreign		Reportable	and	General
(in millions)	Group		Transatlantic	Lines	Guaranty	General		Segment	Eliminations	Insurance

2005
Revenues(a)	$25,206		$3,766	$4,848	$655	$10,684		$45,159	$15	$45,174
Losses & loss expenses incurred	21,328		2,877	3,566	139	5,181		33,091	–	33,091
Underwriting expenses	4,524		928	1,087	153	3,076		9,768	–	9,768
Underwriting profit (loss) (b)(c)(d)(e)	(3,250	) (f)(g)	(420)	(19)	241	1,398	(h)	(2,050)	–	(2,050)
Operating income (loss)(c)	(646	) (f)(g)	(39)	195	363	2,427		2,300	15	2,315
Depreciation expense	114		2	48	4	105		273	–	273
Capital expenditures	119		2	94	6	196		417	–	417
Identifiable assets	95,829		12,365	5,245	3,165	39,044		155,648	(4,981)	150,667

2004
Revenues(a)	$23,332		$3,990	$4,488	$660	$9,473		$41,943	$18	$41,961
Losses & loss expenses incurred	18,808		2,755	3,211	142	5,441		30,357	–	30,357
Underwriting expenses	3,747		953	920	119	2,688		8,427	–	8,427
Underwriting profit (loss)(b)(c)(d)	(1,340)		(47)	160	278	702	(h)	(247)	–	(247)
Operating income (c)	777		282	357	399	1,344		3,159	18	3,177
Depreciation expense	122		3	29	3	94		251	–	251
Capital expenditures	115		2	92	7	134		350	–	350
Identifiable assets	81,754		10,605	5,159	2,826	36,055		136,399	(4,741)	131,658

2003
Revenues(a)	$18,091		$3,452	$3,850	$683	$7,787		$33,863	$(30)	$33,833
Losses & loss expenses incurred	13,711		2,233	2,789	110	4,029		22,872	–	22,872
Underwriting expenses	2,606		829	706	122	2,196		6,459	–	6,459
Underwriting profit(b)(c)(d)	387		109	183	264	1,032	(h)	1,975	–	1,975
Operating income (c)	1,774		390	355	451	1,562		4,532	(30)	4,502
Depreciation expense	97		3	19	3	82		204	–	204
Capital expenditures	83		2	45	3	151		284	–	284
Identifiable assets	73,516		8,708	4,958	2,879	31,615		121,676	(4,165)	117,511

(a)	Represents the sum of General Insurance net premiums earned, net investment income and realized capital gains (losses).
(b)	Underwriting profit (loss) is a GAAP measure that represents statutory underwriting profit or loss adjusted primarily for changes in deferred policy acquisition costs.
(c)	Catastrophe related losses for 2005, 2004 and 2003 by reporting unit were:

(in millions)	2005		2004	2003

		Net
	Insurance	Reinstatement	Insurance	Insurance
	Related	Premium	Related	Related
Reporting Unit	Losses	Cost	Losses	Losses

DBG	$1,747	$122	$582	$48
Transatlantic	463	45	215	4
Personal Lines	112	2	25	5
Mortgage Guaranty	10	–	–	–
Foreign General	293	94	232	26

Total	$2,625	$263	$1,054	$83

(d)	For Foreign General, includes the results of wholly owned AIU agencies.

(e)	Includes the fourth quarter 2005 increase in net reserves of approximately $1.8 billion.
(f)	Includes $197 million of additional losses incurred resulting from increased labor and material costs related to the 2004 Florida hurricanes.

(g)	Includes $291 million of expenses related to changes in estimates for uncollectible reinsurance and other premium balances, and $100 million of accrued expenses in connection with certain workers compensation insurance policies written between 1985 and 1996.
(h)	Income statement accounts expressed in non-functional currencies are translated into U.S. dollars using average exchange rates.
AIG  -  Form 10-K

Notes to Consolidated Financial Statements Continued

2. Segment Information
Continued
(c) The following table summarizes AIG’s Life Insurance & Retirement Services operations by major internal reporting unit for the years ended December 31, 2005, 2004 and 2003:

	Life Insurance & Retirement Services

		AIA,		VALIC/				Total Life
	ALICO/	AIRCO	AGLA	AIG Annuity/	Philamlife	Total	Reclassifications	Insurance &
	AIG Star Life/	and Nan	and	AIG	and	Reportable	and	Retirement
(in millions)	AIG Edison Life(a)	Shan(b)	AG Life(c)	SunAmerica(d)	Other	Segment	Eliminations	Services

2005
Revenues(e)	$15,233	$15,499	$9,215	$6,826	$543	$47,316	$–	$47,316
Operating income	2,956	2,217	1,495	2,104	72	8,844	–	8,844
Depreciation expense	88	77	65	31	7	268	–	268
Capital expenditures	153	338	71	26	2	590	–	590
Identifiable assets	113,422	85,715	99,597	185,383	4,166	488,283	(7,661)	480,622

2004
Revenues(e)	$12,177	$15,450	$8,715	$6,562	$496	$43,400	$–	$43,400
Operating income	2,393	2,371	1,023	2,052	84	7,923	–	7,923
Depreciation expense	101	55	62	37	7	262	–	262
Capital expenditures	308	93	47	29	3	480	–	480
Identifiable assets	102,808	74,647	91,538	183,092	2,630	454,715	(6,874)	447,841

2003
Revenues(e)	$8,958	$13,151	$8,297	$5,822	$450	$36,678	$–	$36,678
Operating income	2,187	1,766	1,233	1,532	89	6,807	–	6,807
Depreciation expense	77	56	68	36	7	244	–	244
Capital expenditures	281	51	91	58	2	483	–	483
Identifiable assets	79,648	61,426	84,094	151,672	2,523	379,363	(7,237)	372,126

(a)	Reflects acquisition of AIG Edison Life in August 2003. Revenues and operating income include realized capital gains (losses) of $(74) million, $(152) million and $319 million for 2005, 2004 and 2003, respectively. The effect of FAS 133 and the application of FAS 52 included in realized capital gains (losses) are $(339) million, $(300) million and $226 million for 2005, 2004 and 2003, respectively.

(b)	Revenues in 2004 include approximately $640 million of single premium from a reinsurance transaction involving terminal funding pension business, which is offset by a similar increase in benefit reserves. Revenues and operating income include realized capital gains (losses) of $144 million, $519 million and $168 million for 2005, 2004 and 2003, respectively. The effect of FAS 133 and the application of FAS 52 included in realized capital gains (losses) are $(162) million, $166 million and $(167) million for 2005, 2004 and 2003, respectively.

(c)	Includes the life operations of AIG Life Insurance Company and American International Life Assurance Company of New York. 2004 includes a $178 million charge related to a workers compensation quota share reinsurance agreement with Superior National Insurance Company. See Note 12(h) herein for additional information. In addition, in 2004, as part of the business review of Group life/health, approximately $68 million was incurred for reserve strengthening and allowances for receivables. Revenues and operating income include realized capital gains (losses) of $35 million, $(120) million and $(37) million for 2005, 2004 and 2003, respectively. The effect of FAS 133 and the application of FAS 52 included in realized capital gains (losses) are $73 million, $8 million and $24 million for 2005, 2004 and 2003, respectively.

(d)	“AIG SunAmerica” represents the annuity operations of AIG SunAmerica Life Assurance Company, as well as those of First SunAmerica Life Insurance Company and SunAmerica Life Insurance Company. Revenues and operating income include realized capital gains (losses) of $(337) million, $(209) million and $(209) million for 2005, 2004 and 2003, respectively. The effect of FAS 133 and the application of FAS 52 included in realized capital gains (losses) are $(10) million, $(14) million and $(5) million for 2005, 2004 and 2003, respectively.

(e)	Represents the sum of Life Insurance & Retirement Services GAAP premiums, net investment income and realized capital gains (losses).

AIG  -  Form 10-K

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

2. Segment Information
Continued
(d) The following table summarizes AIG’s Financial Services operations by major internal reporting unit for the years ended December 31, 2005, 2004 and 2003:

	Financial Services

						Total	Reclassifications	Total
	Aircraft	Capital	Consumer			Reportable	and	Financial
(in millions)	Finance	Markets(a)	Finance		Other	Segment	Eliminations	Services

2005
Revenues (b)(c)	$3,578	$3,260	$3,613		$387	$10,838	$(313)	$10,525
Interest expense(c)	1,125	3,033	1,005		316	5,479	(200)	5,279
Operating income(c)	679	2,661	901	(d)	60	4,301	(25)	4,276
Depreciation expense	1,384	20	38		5	1,447	—	1,447
Capital expenditures	6,193	3	54		50	6,300	—	6,300
Identifiable assets	37,515	90,090	30,704		14,872	173,181	(6,693)	166,488

2004
Revenues (b)(c)	$3,136	$1,278	$2,978		$835	$8,227	$(732)	$7,495
Interest expense(c)	993	2,300	705		144	4,142	(101)	4,041
Operating income(c)	642	662	808		90	2,202	(22)	2,180
Depreciation expense	1,273	42	33		18	1,366	–	1,366
Capital expenditures	4,400	29	35		17	4,481	–	4,481
Identifiable assets	33,997	98,303	26,560		13,985	172,845	(6,850)	165,995

2003
Revenues (b)(c)	$2,897	$595	$2,642		$641	$6,775	$(533)	$6,242
Interest expense(c)	895	2,272	619		132	3,918	(101)	3,817
Operating income (loss)(c)	672	(188)	623		80	1,187	(5)	1,182
Depreciation expense	1,139	51	34		37	1,261	–	1,261
Capital expenditures	5,362	42	29		28	5,461	–	5,461
Identifiable assets	31,534	82,270	20,571		11,742	146,117	(4,450)	141,667

(a)	Certain transactions entered into by AIGFP generate tax credits and benefits which are shown in the income tax line on the consolidated statement of income. Thus, this source of income is not reflected in the Revenue and Operating Income categories in the above table. The amount of such tax credits and benefits for the years ended December 31, 2005, 2004, and 2003 are $67 million, $107 million, and $123 million, respectively.

(b)	Represents primarily the sum of ILFC aircraft lease rentals, AIGFP hedged financial positions entered into in connection with counterparty transactions and finance charges from consumer finance operations.

(c)	Includes the effect of hedging activities that do not qualify for hedge accounting treatment under FAS 133, including the related foreign exchange gains and losses. For 2005, 2004 and 2003, the effect was $(34) million, $(27) million and $49 million, respectively, in operating income for Aircraft Finance and $2.01 billion, $(122) million and $(1.01) billion in both revenues and operating income for Capital Markets.

(d)	Includes $62 million of catastrophe related losses.
AIG  -  Form 10-K

Notes to Consolidated Financial Statements Continued

(e) A substantial portion of AIG’s operations is conducted in countries other than the United States and Canada. The following table summarizes AIG’s operations by major geographic segment. Allocations have been made on the basis of the location of operations and assets.

	Geographic Segments

			Other
(in millions)	Domestic(a)	Far East	Foreign	Consolidated

2005
Revenues(b)	$59,858	$32,036	$17,011	$108,905
Real estate and other fixed assets, net of accumulated depreciation	3,840	2,669	937	7,446
Flight equipment primarily under operating leases, net of accumulated depreciation(c)	36,245	–	–	36,245

2004
Revenues(b)	$53,827	$27,761	$16,078	$97,666
Real estate and other fixed assets, net of accumulated depreciation	2,341	2,834	1,017	6,192
Flight equipment primarily under operating leases, net of accumulated depreciation(c)	32,130	–	–	32,130

2003
Revenues(b)	$43,221	$22,787	$13,413	$79,421
Real estate and other fixed assets, net of accumulated depreciation	2,539	2,518	909	5,966
Flight equipment primarily under operating leases, net of accumulated depreciation(c)	29,870	–	–	29,870

(a)	Including revenues from General Insurance operations in Canada of $638 million, $549 million, and $433 million in 2005, 2004, and 2003, respectively.

(b)	Represents the sum of General Insurance net premiums earned, Life Insurance & Retirement Services GAAP premiums, net investment income, Financial Services interest, lease and finance charges, Asset Management advisory and management fees and net investment income with respect to guaranteed investment contracts, and realized capital gains (losses).

(c)	Approximately 90 percent of ILFC’s fleet is operated by foreign airlines.
3. Federal Income Taxes
(a) AIG and its eligible domestic subsidiaries file a consolidated U.S. Federal income tax return. The AGC group of life insurance companies also files a consolidated U.S. Federal income tax return and will not be included in AIG’s consolidated federal income tax return until 2007. Commencing with taxable year 2004, the AIG SunAmerica group of life insurance companies is included in AIG’s consolidated tax return. Other U.S. entities included in the consolidated financial statements also file separate U.S. Federal income tax returns. Subsidiaries operating outside the U.S. are taxed, and income tax expense is recorded, based on applicable U.S. and foreign statutes.
    U.S. federal income taxes have not been provided on $750 million of undistributed earnings of certain U.S. subsidiaries that are not included in the consolidated AIG U.S. Federal income tax return because tax planning strategies are available, and would be utilized, to eliminate the tax liability related to these earnings. U.S. federal income taxes have not been provided on the undistributed earnings of certain non-U.S. subsidiaries to the extent that such earnings have been reinvested abroad for an indefinite period of time. At December 31, 2005, the cumulative amount of undistributed earnings in these subsidiaries approximated $13.8 billion.
    A component of life insurance surplus accumulated prior to 1984 is not taxable unless it exceeds certain statutory limitations or is distributed to shareholders. This surplus, accumulated in policyholder surplus accounts, totaled approximately $253 million at December 31, 2005. AIG has not made any provision in the accompanying financial statements for taxation of this amount as management has no intention of making any taxable distributions from this surplus. During 2004, the American Jobs Creation Act amended federal income tax law to permit life insurance companies to distribute amounts from policyholders’ surplus accounts in 2005 and 2006 without incurring federal income tax on the distributions. During 2005, AIG reduced its policyholders’ surplus accounts to $253 million and expects to eliminate its exposure to federal income taxation on the remaining balance in 2006.
    Revenue Agent’s Reports proposing to assess additional taxes for the years 1991-1996 and 1997-1999 have been issued to AIG. Apart from some relatively minor issues, years prior to 1991 are closed. Letters of Protest contesting the proposed assessments for 1991-1996 and 1997-1999 have been filed with the Internal Revenue Service (IRS).
    In addition, Revenue Agent’s Reports proposing to assess additional taxes for the years ended September 30, 1993-1994, 1995-1996, and September 30, 1997-December 31, 1998 have been issued to AIG SunAmerica. Such proposed assessments relate to years prior to AIG’s acquisition of SunAmerica, Inc. Letters of Protest contesting the proposed assessments have been filed with the IRS. SunAmerica Life Insurance Company (SunAmerica Life) has also received a proposed assessment, and has filed a protest, for the year ended December 31, 1999. It is management’s belief that there are substantial arguments in support of the positions taken by AIG, SunAmerica and SunAmerica Life in their Letters of Protest. Although the final outcome of any issues raised in connection with these examinations is uncertain, AIG believes that any tax obliga-

AIG  -  Form 10-K

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

3. Federal Income Taxes
Continued
tion, including interest thereon, would not be significant to AIG’s financial condition, results of operations or liquidity. American General Corporation’s (AGC) tax years through 1999 have been audited and settled with the IRS.
(b) The pretax components of domestic and foreign income reflect the locations in which such pretax income was generated. The pretax domestic and foreign income was as follows for the years ended December 31, 2005, 2004 and 2003:

(in millions)	2005	2004	2003

Domestic	$6,103	$6,069	$4,177
Foreign	9,110	8,776	7,730

Total	$15,213	$14,845	$11,907

(c) The U.S. Federal income tax rate is 35 percent for 2005, 2004 and 2003. Actual tax expense on income differs from the “expected” amount computed by applying the Federal income tax rate because of the following:

	2005		2004		2003

		Percent		Percent		Percent
Years Ended December 31,		of Pretax		of Pretax		of Pretax
(dollars in millions)	Amount	Income	Amount	Income	Amount	Income

“Expected” tax expense	$5,325	35.0%	$5,197	35.0%	$4,167	35.0%
Adjustments:
Tax exempt interest	(566)	(3.7)	(440)	(2.9)	(329)	(2.8)
Dividends received deduction	(117)	(0.8)	(83)	(0.6)	(83)	(0.7)
State income taxes	86	0.6	23	0.2	12	0.1
Effect of foreign operations(a)	(253)	(1.7)	(11)	(0.1)	(95)	(0.8)
Synthetic fuel tax credits	(274)	(1.8)	(264)	(1.8)	(278)	(2.3)
Affordable housing tax credits	(22)	(0.1)	(46)	(0.3)	(24)	(0.2)
Nondeductible compensation	83	0.5	20	0.1	96	0.8
Penalties	76	0.5	28	0.2	–	–
Other	(80)	(0.5)	(17)	(0.1)	90	0.8

Actual tax expense	$4,258	28.0%	$4,407	29.7%	$3,556	29.9%

Foreign and domestic components of actual tax expense:
Foreign(b):
Current	$974		$1,104		$882
Deferred	426		561		708
Domestic(b):
Current	1,595		1,489		1,859
Deferred	1,263		1,253		107

Total	$4,258		$4,407		$3,556

(a)	In 2005 and 2004, it was determined that the earnings of certain foreign subsidiaries are expected to be repatriated to the U.S., and, accordingly, the undistributed earnings of these subsidiaries are no longer considered indefinitely reinvested abroad. As a consequence of this determination, U.S. deferred taxes have been provided for the undistributed earnings of these foreign subsidiaries.

(b)	Foreign tax expense reflects the expense resulting from local tax regulation. Domestic tax expense includes U.S. taxes incurred on foreign income.
(d) The components of the net deferred tax liability as of December 31, 2005 and 2004 were as follows:

(in millions)	2005	2004

Deferred tax assets*:
Loss reserve discount	$3,061	$2,400
Unearned premium reserve reduction	1,042	1,074
Loan loss and other reserves	419	394
Investment in foreign subsidiaries and joint ventures	349	542
Adjustment to life policy reserves	2,351	3,458
Accruals not currently deductible, cumulative translation adjustment and other	1,189	1,031

Deferred tax liabilities:
Deferred policy acquisition costs	7,573	7,956
Depreciation of flight equipment	3,196	2,766
Unrealized appreciation of investments	4,025	4,668
Other	224	97

Net deferred tax liability	$6,607	$6,588

*	A valuation allowance in the amount of $280 million related to the Connecticut net deferred tax asset at December 31, 2005 (including net operating losses that expire between 2020 through 2025) has been provided because it is remote that such amount will be realized. In addition, AIG has a $192 million alternative minimum tax credit carryforward that does not expire.
AIG  -  Form 10-K

Notes to Consolidated Financial Statements Continued

4. Deferred Policy Acquisition Costs
The following reflects the policy acquisition costs deferred for amortization against future income and the related amortization charged to income for general and life insurance & retirement services operations:

Years Ended December 31,
(in millions)	2005	2004	2003

General Insurance operations:
Balance at beginning of year	$3,998	$3,619	$3,072

Acquisition costs deferred	7,480	6,617	5,223
Amortization charged to Income	(7,430)	(6,238)	(4,676)

Balance at end of year	$4,048	$3,998	$3,619

Life Insurance & Retirement Services operations:
Balance at beginning of year	$25,819	$22,375	$18,850

Value of business acquired	–	–	1,538 *
Acquisition costs deferred	6,777	6,504	5,052
Amortization charged to Income	(3,379)	(3,551)	(2,778)
Change in net unrealized gains (losses) on securities	1,127	(219)	(813)
Increase (decrease) due to foreign exchange	(1,144)	710	526

Balance at end of year	$29,200	$25,819	$22,375

Total deferred policy acquisition costs	$33,248	$29,817	$25,994

*	Relates to the acquisition of AIG Edison Life in August 2003.
    Included in the above table is the value of business acquired (VOBA), an intangible asset recorded during purchase accounting, which is amortized in a manner similar to deferred acquisition costs. Amortization of VOBA was $291 million, $407 million and $326 million while the unamortized balance was $2.14 billion, $2.52 billion and $3.17 billion for 2005, 2004 and 2003, respectively. The percentage of the unamortized balance of VOBA at 2005 expected to be amortized for 2006 through 2011 by year is: 12.0 percent, 10.5 percent, 9.2 percent, 8.0 percent, and 6.7 percent, respectively, with 53.7 percent being amortized after five years. These projections are based on current estimates for investment, persistency, mortality, and morbidity assumptions. The DAC amortization charged to income includes the increase or decrease of amortization for FAS 97-related realized capital gains (losses), primarily in the domestic Retirement Services business. For 2005, 2004 and 2003, respectively, the rate of amortization expense has been decreased by $57 million, $44 million and $54 million.
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
General Insurance premiums written and earned were comprised of the following:

Years Ended December 31,
(in millions)	Written	Earned

2005
Gross premiums	$52,725	$51,715
Ceded premiums	(10,853)	(10,906)

Net premiums	$41,872	$40,809

2004
Gross premiums	$52,046	$50,203
Ceded premiums	(11,423)	(11,666)

Net premiums	$40,623	$38,537

2003
Gross premiums	$46,938	$42,745
Ceded premiums	(11,907)	(11,439)

Net premiums	$35,031	$31,306

    For the years ended December 31, 2005, 2004 and 2003, reinsurance recoveries, which reduced loss and loss expenses incurred, amounted to $20.71 billion, $12.14 billion and $10.09 billion, respectively.
Life Insurance: AIG Life Insurance companies generally limit exposure to loss on any single life. For ordinary insurance, AIG generally retains a maximum of approximately $1.7 million of coverage per individual life with respect to AIG’s overseas life operations and $10 million of coverage per individual life with respect to AIG’s domestic life operations. There are smaller retentions for other lines of business. Life reinsurance is effected principally under yearly renewable term treaties. The premiums with respect to these treaties are considered prepaid reinsurance premiums and are amortized into income over the

AIG  -  Form 10-K

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

5. Reinsurance
Continued
contract period in proportion to the protection provided. Amounts recoverable from life reinsurers are estimated in a manner consistent with the assumptions used for the underlying policy benefits and are presented as a component of reinsurance assets.
Life Insurance & Retirement Services GAAP premiums were comprised of the following:

Years Ended December 31,
(in millions)	2005	2004	2003

Gross GAAP premiums	$30,717	$29,202	$24,448
Ceded premiums	(1,317)	(1,114)	(952)

GAAP premiums	$29,400	$28,088	$23,496

    Life Insurance recoveries, which reduced death and other benefits, approximated $770 million, $779 million and $651 million, respectively, for the years ended December 31, 2005, 2004 and 2003.
Life Insurance in force ceded to other insurance companies was as follows:

Years Ended December 31,
(in millions)	2005	2004	2003

Life Insurance in force	$365,082	$344,036	$293,064

    Life Insurance assumed represented 0.8 percent, 0.7 percent and 0.1 percent of gross Life Insurance in force at December 31, 2005, 2004 and 2003, respectively, and Life Insurance & Retirement Services GAAP premiums assumed represented 0.3 percent, 2.5 percent and 0.1 percent of gross GAAP premiums for the periods ended December 31, 2005, 2004 and 2003, respectively.
Supplemental information for gross loss and benefit reserves net of ceded reinsurance at December 31, 2005 and 2004 follows:

	As	Net of
(in millions)	Reported	Reinsurance

2005
Reserve for losses and loss expenses	$(77,169)	$(57,476)
Future policy benefits for life and accident and health insurance contracts	(108,807)	(107,420)
Reserve for unearned premiums	(24,243)	(21,174)
Reinsurance assets	24,978	–

2004
Reserve for losses and loss expenses	$(61,878)	$(47,254)
Future policy benefits for life and accident and health insurance contracts	(104,740)	(103,348)
Reserve for unearned premiums	(23,400)	(20,278)
Reinsurance assets	19,613	–

    AIRCO acts primarily as an internal reinsurance company for AIG’s foreign life operations. This facilitates insurance risk management (retention, volatility, concentrations) and capital planning locally (branch and subsidiary). It also allows AIG to pool its insurance risks and purchase reinsurance more efficiently at a consolidated level, manage global counterparty risk and relationships and manage global life catastrophe risks.
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
    AIG generally obtains letters of credit in order to obtain statutory recognition of these intercompany reinsurance transactions. For this purpose, AIG entered into a $2.5 billion syndicated letter of credit facility in December 2004. Letters of credit totaling $2.17 billion were outstanding as of December 31, 2004, and letters of credit for all $2.5 billion were outstanding as of December 31, 2005, all of which relate to life intercompany reinsurance transactions. The letter of credit facility has a ten-year term, but the facility can be reduced or terminated by the lenders beginning after seven years.
    In November 2005, AIG entered into a revolving credit facility for an aggregate amount of $3 billion. The facility can be drawn in the form of letters of credit with terms of up to ten years. As of December 31, 2005 and as of the date hereof, $1.86 billion principal amount of letters of credit are outstanding under this facility, of which approximately $494 million relates to life intercompany reinsurance transactions. AIG also obtained approximately $212 million letters of credit on a bilateral basis.
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
AIG  -  Form 10-K

Notes to Consolidated Financial Statements Continued

6. Reserve for Losses and Loss Expenses and Future Life Policy Benefits and Policyholders’ Contract Deposits
(a) The following analysis provides a reconciliation of the activity in the reserve for losses and loss expenses:

Years Ended December 31,
(in millions)	2005	2004		2003

At beginning of year:
Reserve for losses and loss expenses	$61,878	$51,871		$46,674
Reinsurance recoverable	(14,624)	(15,643)		(17,327)

	47,254	36,228		29,347

Foreign exchange effect	(628)	524		580
Acquisitions	–	–		391	(a)

Losses and loss expenses incurred:
Current year	28,426	26,793		20,509
Prior years(b)	4,665 (c)	3,564	(d)	2,363

Total	33,091	30,357		22,872

Losses and loss expenses paid:
Current year	7,331	7,692		6,187
Prior years	14,910	12,163		10,775

Total	22,241	19,855		16,962

At end of year:
Net reserve for losses and loss expenses	57,476	47,254		36,228
Reinsurance recoverable	19,693	14,624		15,643

Total	$77,169	$61,878		$51,871

(a)	Reflects the opening balances with respect to the GE U.S.-based auto and home insurance business acquired in 2003.
(b)	Includes accretion of discount of $(15) million in 2005, including an increase of $375 million in the discount recorded in 2005; $377 million in 2004 and $296 million in 2003.
(c)	Includes fourth quarter charge of $1.8 billion.
(d)	Includes fourth quarter charge of $850 million attributable to the change in estimate for asbestos and environmental exposures.
(b) The analysis of the future policy benefits and policyholders’ contract deposits liabilities at December 31, 2005 and 2004 follows:

(in millions)	2005	2004

Future policy benefits:
Long duration contracts	$105,490	$101,584
Short duration contracts	3,317	3,156

Total	$108,807	$104,740

Policyholders’ contract deposits:
Annuities	$142,057	$130,524
Guaranteed investment contracts (GICs)	39,705	46,472
Corporate life products	2,077	2,042
Universal life	18,682	16,771
Variable products	7,799	5,960
Variable investment contracts	8,373	7,579
Other investment contracts	8,334	7,126

Total	$227,027	$216,474

(c) Long duration contract liabilities included in future policy benefits, as presented in the preceding table, result from life products. Short duration contract liabilities are primarily accident and health products. The liability for future life policy benefits has been established based upon the following assumptions:
(i) Interest rates (exclusive of immediate/terminal funding annuities), which vary by territory, year of issuance and products, range from 1.0 percent to 12.0 percent within the first 20 years. Interest rates on immediate/terminal funding annuities are at a maximum of 11.5 percent and grade to not greater than 6.0 percent.
(ii) Mortality and surrender rates are based upon actual experience by geographical area modified to allow for variations in policy form. The weighted average lapse rate, including surrenders, for individual and group life approximated 7.9 percent.
(iii) The portions of current and prior net income and of current unrealized appreciation of investments that can inure to the benefit of AIG are restricted in some cases by the insurance contracts and by the local insurance regulations of the countries in which the policies are in force.
(iv) Participating life business represented approximately 22 percent of the gross insurance in force at December 31, 2005 and 36 percent of gross GAAP premiums in 2005. The amount of annual dividends to be paid is determined locally by the boards of directors. Provisions for future dividend payments are computed by jurisdiction, reflecting local regulations.
(d) The liability for policyholders’ contract deposits has been established based on the following assumptions:
(i) Interest rates credited on deferred annuities, which vary by territory and year of issuance, range from 1.0 percent to, including bonuses, 13.4 percent. Less than 1.0 percent of the liabilities are credited at a rate greater than 9.0 percent. Current declared interest rates are generally guaranteed to remain in effect for a period of one year though some are guaranteed for longer periods. Withdrawal charges generally range from zero percent to 14.0 percent grading to zero over a period of zero to 19 years.
(ii) Domestically, GICs have market value withdrawal provisions for any funds withdrawn other than benefit responsive payments. Interest rates credited generally range from 1.4 percent to 9.0 percent. The vast majority of these GICs mature within ten years. Overseas, interest rates credited on GICs generally range from 1.2 percent to 5.6 percent and maturities range from one to five years.
(iii) Interest rates on corporate life insurance products are guaranteed at 4.0 percent and the weighted average rate credited in 2005 was 5.4 percent.
(iv) The universal life funds have credited interest rates of 1.5 percent to 7.0 percent and guarantees ranging from 1.5 percent to 5.5 percent depending on the year of issue. Additionally, universal life funds are subject to surrender

AIG  -  Form 10-K

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

6. Reserve for Losses and Loss Expenses and Future Life Policy Benefits and Policyholders’ Contract Deposits
Continued
charges that amount to 11.3 percent of the aggregate fund balance grading to zero over a period not longer than 20 years.
(v) For variable products and investment contracts, policy values are expressed in terms of investment units. Each unit is linked to an asset portfolio. The value of a unit increases or decreases based on the value of the linked asset portfolio. The current liability at any time is the sum of the current unit value of all investment units plus any liability for guaranteed minimum death or withdrawal benefits. A portion of these liabilities are classified in the GIC product line for segment reporting purposes.
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
7. Statutory Financial Data
Statutory surplus and net income for General Insurance and Life Insurance & Retirement Services operations in accordance with regulatory accounting practices were as follows:

Years Ended December 31,
(in millions)	2005	2004		2003

Statutory surplus(a):
General Insurance	$24,508	$20,632		$20,462
Life Insurance & Retirement Services	30,739	28,609		25,501
Statutory net income(a)(b):
General Insurance	1,713	3,028	(c)	2,911
Life Insurance & Retirement Services(a)	4,762	4,474		3,453

(a)	Statutory surplus and net income with respect to foreign operations are reported as of their respective fiscal year ends.

(b)	Includes realized capital gains and losses and taxes.

(c)	Includes catastrophe losses, net of tax of $660 million.
    AIG’s insurance subsidiaries file financial statements prepared in accordance with statutory accounting practices prescribed or permitted by domestic and foreign insurance regulatory authorities. The differences between statutory financial statements and financial statements prepared in accordance with U.S. GAAP vary between domestic and foreign by jurisdiction. The principal differences are that statutory financial statements do not reflect deferred policy acquisition costs, some bond portfolios may be carried at amortized cost, assets and liabilities are presented net of reinsurance, policyholder liabilities are valued using more conservative assumptions and certain assets are non-admitted.
    AIG also recently completed its 2005 unaudited statutory financial statements for all of its Domestic General Insurance subsidiaries, after reviewing and agreeing with the relevant state insurance regulators the statutory accounting treatment of various items. The state regulators have permitted the Domestic General Insurance companies to record a $724 million reduction to opening statutory surplus as of January 1, 2005 to reflect the effects of the Second Restatement.
    Statutory capital of each company continued to exceed minimum company action level requirements following the adjustments, but AIG nonetheless contributed an additional $750 million of capital into American Home Assurance Company (American Home) effective September 30, 2005 and contributed a further $2.25 billion of capital in February 2006 for a total of approximately $3 billion of capital into Domestic General Insurance subsidiaries effective December 31, 2005.
8. Investment Information
(a) Statutory Deposits: Cash and securities with carrying values of $11.8 billion and $9.6 billion were deposited by AIG’s insurance subsidiaries under requirements of regulatory authorities as of December 31, 2005 and 2004, respectively.
(b) Net Investment Income: An analysis of the net investment income from the General and Life Insurance & Retirement Services operations follows:

Years Ended December 31,
(in millions)	2005	2004	2003

Fixed maturities	$17,685	$15,884	$13,710
Equity securities	1,730	621	484
Short-term investments	494	177	94
Interest on mortgage, policy and collateral loans	1,177	1,096	1,047
Other invested assets	1,905	1,444	898

Total investment income	22,991	19,222	16,233
Investment expenses	826	757	725

Net investment income	$22,165	$18,465	$15,508

AIG  -  Form 10-K

Notes to Consolidated Financial Statements Continued

8. Investment Information
Continued
(c) Investment Gains and Losses: The realized capital gains (losses) and increase (decrease) in unrealized appreciation of investments were as follows:

Years Ended December 31,
(in millions)	2005	2004	2003

Realized capital gains (losses) on investments:
Fixed maturities	$(108)	$178	$(222)
Equity securities	588	541	(495)
Other invested assets	(139)	(675)	275

Realized capital gains (losses)	$341	$44	$(442)

Increase (decrease) in unrealized appreciation of investments:
Fixed maturities	$(4,656)	$1,436	$2,493
Equity securities	850	445	1,354
Other invested assets	229	(13)	312

Increase (decrease) in unrealized appreciation	$(3,577)	$1,868	$4,159

The gross gains and gross losses realized on available for sale securities were as follows:

	Gross	Gross
	Realized	Realized
(in millions)	Gains	Losses

2005
Bonds	$1,586	$1,694
Common stocks	930	409
Preferred stocks	101	34

Total	$2,617	$2,137

2004
Bonds	$1,560	$1,382
Common stocks	774	379
Preferred stocks	173	27

Total	$2,507	$1,788

2003
Bonds	$2,470	$2,692
Common stocks	465	827
Preferred stocks	139	272

Total	$3,074	$3,791

(d) Market Value of Fixed Maturities and Unrealized Appreciation of Investments: At December 31, 2005 and 2004, the balance of the unrealized appreciation of investments in equity securities (before applicable taxes) included gross gains of approximately $2.5 billion and $1.6 billion, and gross losses of approximately $257 million and $256 million, respectively.
The amortized cost and estimated market value of investments in fixed maturities held to maturity and carried at amortized cost at December 31, 2005 and December 31, 2004 follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
(in millions)	Cost	Gains	Losses	Value

2005
Fixed maturities:
Bonds – States*	$21,528	$552	$33	$22,047

Total	$21,528	$552	$33	$22,047

2004
Fixed maturities:
Bonds – States*	$18,294	$510	$13	$18,791

Total	$18,294	$510	$13	$18,791

*	Including municipalities and political subdivisions.
The amortized cost and estimated market value of bonds available for sale and carried at market value at December 31, 2005 and 2004 were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
(in millions)	Cost	Gains	Losses	Value

2005
Bonds:
U.S. government(a)	$7,848	$124	$94	$7,878
States(b)	49,116	853	315	49,654
Foreign governments	57,509	4,881	665	61,725
All other corporate	235,139	7,770	2,650	240,259

Total bonds	$349,612	$13,628	$3,724	$359,516

2004
Bonds:
U.S. government(a)	$8,055	$156	$37	$8,174
States(b)	37,204	1,175	83	38,296
Foreign governments	64,374	3,715	446	67,643
All other corporate	220,205	11,089	1,008	230,286

Total bonds	$329,838	$16,135	$1,574	$344,399

(a)	Including U.S. government agencies and authorities.

(b)	Including municipalities and political subdivisions.
The amortized cost and estimated market values of fixed maturities available for sale at December 31, 2005, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

		Estimated
	Amortized	Market
(in millions)	Cost	Value

Fixed maturities available for sale:
Due in one year or less	$10,417	$10,991
Due after one year through five years	68,520	70,108
Due after five years through ten years	128,353	130,446
Due after ten years	142,322	147,971

Total available for sale	$349,612	$359,516

AIG  -  Form 10-K

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

8. Investment Information
Continued
(e) Fixed Maturities Below Investment Grade: At December 31, 2005, fixed maturities held by AIG that were below investment grade or not rated totaled $20.54 billion.
(f) Non-Income Producing Invested Assets: At December 31, 2005, non-income producing invested assets were insignificant.
(g) Gross Unrealized Losses and Estimated Fair Values on Investments:
The following table summarizes the gross unrealized losses and cost basis on insurance and asset management investment securities, aggregated by major investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005 and December 31, 2004.

	Less than 12 Months		12 Months or More		Total

		Unrealized		Unrealized		Unrealized
(in millions)	Cost(a)	Losses	Cost(a)	Losses	Cost(a)	Losses

2005
Bonds(b)	$121,631	$2,715	$21,160	$1,009	$142,791	$3,724
Equity securities	3,894	246	97	11	3,991	257

Total	$125,525	$2,961	$21,257	$1,020	$146,782	$3,981

2004
Bonds(b)	$51,901	$758	$14,204	$816	$66,105	$1,574
Equity securities	2,435	256	–	–	2,435	256

Total	$54,336	$1,014	$14,204	$816	$68,540	$1,830

(a)	For bonds, represents amortized cost.

(b)	Primarily relates to the “All other corporate” category.
    As of December 31, 2005, AIG held 18,308 and 1,503 of individual bond and stock investments that were in an unrealized loss position, of which 3,074 individual investments were in an unrealized loss position continuously for 12 months or more.
    AIG recorded impairment losses net of taxes of approximately $389 million, $369 million and $1.0 billion in 2005, 2004 and 2003, respectively. See Note 1(c) herein for AIG’s other-than-temporary impairment accounting policy.
    The carrying value, which approximates market value, of other invested assets as of December 31, 2005 was $27.3 billion, consisting primarily of hedge funds and limited partnerships. Of the $27.3 billion, approximately $5.1 billion relates to investments accounted for on an available for sale basis, with almost all of the remaining investments being accounted for on the equity method of accounting. All of the investments are subject to impairment testing (refer to Note 1(c) herein). Of the investments accounted for as available for sale, the gross unrealized loss as of December 31, 2005 was $440 million, the majority of which represents investments that have been in a continuous unrealized loss position for less than 12 months.
(h) Hedging of Securities Available for Sale: AIGFP follows a policy of minimizing interest rate, currency, commodity, and equity risks associated with securities available for sale by entering into internal offsetting positions, on a security by security basis within its derivatives portfolio, thereby offsetting a significant portion of the unrealized appreciation and depreciation. In addition, to reduce its credit risk, AIGFP has entered into credit derivative transactions with respect to $125 million of securities available for sale to economically hedge its credit risk. As previously discussed these economic offsets do not meet the hedge accounting requirements of FAS 133 and, as such, are recorded in other revenue in the Consolidated Statement of Income.
AIG  -  Form 10-K

Notes to Consolidated Financial Statements Continued

8. Investment Information
Continued
The amortized cost and estimated market value of securities available for sale at December 31, 2005 and 2004 were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
(in millions)	Cost	Gains	Losses	Value

2005
Securities available for sale:
Corporate and bank debt	$24,496	$373	$780	$24,089
Foreign government obligations	825	5	31	799
Asset-backed and collateralized	3,522	202	42	3,682
Preferred stocks	6,194	13	3	6,204
U.S. government obligations	2,535	209	7	2,737

Total	$37,572	$802	$863	$37,511

2004
Securities available for sale:
Corporate and bank debt	$15,067	$1,492	$81	$16,478
Foreign government obligations	1,239	134	2	1,371
Asset-backed and collateralized	4,132	424	1	4,555
Preferred stocks	6,651	38	23	6,666
U.S. government obligations	2,082	78	5	2,155

Total	$29,171	$2,166	$112	$31,225

The amortized cost and estimated market values of securities available for sale at December 31, 2005, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

		Estimated
	Amortized	Market
(in millions)	Cost	Value

Securities available for sale:
Due in one year or less	$5,156	$5,066
Due after one year through five years	4,582	4,505
Due after five years through ten years	3,794	3,646
Due after ten years	20,518	20,612
Asset-backed and collateralized	3,522	3,682

Total securities available for sale	$37,572	$37,511

    An insignificant amount of securities available for sale were below investment grade at December 31, 2005.
(i) Finance Receivables: Finance receivables, net of unearned finance charges, were as follows:

Years Ended December 31,
(in millions)	2005	2004

Real estate loans	$20,407	$17,069
Non-real estate loans	3,831	3,462
Credit card loans	1,498	1,226
Retail sales finance	2,522	2,254
Other loans	407	134

Total finance receivables	28,665	24,145
Allowance for losses	(670)	(571)

Finance receivables, net	$27,995	$23,574

9. Debt Outstanding
At December 31, 2005, AIG’s net borrowings were $10.43 billion after reflecting amounts not guaranteed by AIG, amounts that were matched borrowings under AIGFP’s obligations of guaranteed investment agreements (GIAs), matched notes and bonds payable, and liabilities connected to trust preferred stock. The following table summarizes borrowings outstanding at December 31, 2005:

(in millions)

AIG’s net borrowings	$10,425
Liabilities connected to trust preferred stock	1,391
Borrowings not guaranteed by AIG(a)	52,272
AIGFP:
GIAs	20,811
Matched notes and bonds payable	24,950

Total debt	109,849
Commercial paper	(9,208)
Variable interest entity (VIE) debt(b)	(1,350)

Total debt, excluding commercial paper and VIE	$99,291

(a)	Includes commercial paper not guaranteed by AIG.

(b)	Represents borrowings of VIEs required to be consolidated under the provisions of FIN 46R.

AIG  -  Form 10-K

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

9. Debt Outstanding
Continued
Total debt, excluding commercial paper of $9.2 billion and VIE debt of $1.35 billion, at December 31, 2005 is shown below with year of payment due in each of the next five years and thereafter.

(in millions)	Total	2006	2007	2008	2009	2010	Thereafter

Borrowings under obligations of GIAs	$20,811	$7,577	$1,899	$1,208	$579	$562	$8,986

Medium term notes:
AGF(a)	17,736	2,992	3,944	2,346	1,866	2,425	4,163
ILFC(a)	4,689	1,134	1,088	1,306	700	447	14
AIG	112	23	65	–	–	–	24

Total	22,537	4,149	5,097	3,652	2,566	2,872	4,201

Notes and bonds payable:
AIGFP	26,463	14,841	1,009	1,064	1,498	1,802	6,249

ILFC(a):
Notes	15,011	1,727	2,204	2,548	2,282	2,482	3,768
Export credit facility(b)	2,616	432	432	432	381	267	672
Bank financings	1,399	725	75	25	471	103	–

Total ILFC	19,026	2,884	2,711	3,005	3,134	2,852	4,440

AGF(a)	983	387	75	–	399	122	–

AIG:
Term notes	3,000	–	–	500	–	500	2,000
Zero coupon convertible debt	1,060	–	–	–	–	–	1,060
SAI	435	–	100	73	–	–	262

Total AIG	4,495	–	100	573	–	500	3,322

AGC	797	–	–	–	–	–	797

Total	51,764	18,112	3,895	4,642	5,031	5,276	14,808

Loans and mortgages payable:
AIGCFG(a)	864	864	–	–	–	–	–
AIG	814	600	121	–	–	–	93
AIG Finance (Hong Kong) Limited (a)	183	37	7	139	–	–	–

Total	1,861	1,501	128	139	–	–	93

Other subsidiaries(a)	927	165	5	52	–	–	705

Liabilities connected to trust preferred stock	1,391	–	–	–	–	–	1,391

Total	$99,291	$31,504	$11,024	$9,693	$8,176	$8,710	$30,184

(a)	AIG does not guarantee these borrowings.

(b)	Reflects future minimum payment for ILFC’s borrowing under the Export Credit Facility.
AIG  -  Form 10-K

Notes to Consolidated Financial Statements Continued

9. Debt Outstanding
Continued
    At December 31, 2005, long-term borrowings were $77.00 billion and short-term borrowings were $31.50 billion, excluding $1.35 billion with respect to debt of VIE’s required to be consolidated under the provisions of FIN 46R. Long-term borrowings include commercial paper and exclude that portion of long-term debt maturing in less than one year.
(a) Commercial Paper:
At December 31, 2005, the commercial paper issued and outstanding was as follows:

		Unamortized		Weighted	Weighted
	Net	Discount		Average	Average
	Book	and Accrued	Face	Interest	Maturity
(dollars in millions)	Value	Interest	Amount	Rate	in Days

ILFC	$2,615	$10	$2,625	4.17%	36
AGF	3,423	10	3,433	4.32	29
AIG Funding	2,694	7	2,701	4.32	32
AIGCCC – Taiwan*	476	2	478	2.08	63

Total	$9,208	$29	$9,237	—	—

*	Issued in Taiwan N.T. dollars at prevailing local interest rates.
    At December 31, 2005, AIG did not guarantee the commercial paper of any of its subsidiaries other than AIG Funding.
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
    Funds received from GIA borrowings are invested in a diversified portfolio of securities and derivative transactions. At December 31, 2005, the market value of securities pledged as collateral with respect to these obligations approximated $7.0 billion.
(c) Medium Term Notes Payable:
(i) Medium Term Notes Payable Issued by AGF: AGF’s Medium Term Notes are unsecured obligations which generally may not be redeemed by AGF prior to maturity and bear interest at either fixed rates set by AGF at issuance or variable rates determined by reference to an interest rate or other formula.
    As of December 31, 2005, notes aggregating $17.74 billion were outstanding with maturity dates ranging from 2006 to 2015 at interest rates ranging from 1.65 percent to 7.50 percent. To the extent deemed appropriate, AGF may enter into swap transactions to manage its effective borrowing rates with respect to these notes.
(ii) Medium Term Notes Payable Issued by ILFC: ILFC’s Medium Term Notes are unsecured obligations which generally may not be redeemed by ILFC prior to maturity and bear interest at either fixed rates set by ILFC at issuance or variable rates determined by an interest rate or other formula.
    As of December 31, 2005, notes aggregating $4.69 billion were outstanding with maturity dates from 2006 to 2013 at interest rates ranging from 2.25 percent to 6.98 percent. To the extent deemed appropriate, ILFC may enter into swap transactions to manage its effective borrowing rates with respect to these notes.
(iii) Medium Term Notes Payable Issued by AIG: AIG’s Medium Term Notes are unsecured obligations which generally may not be redeemed by AIG prior to maturity and bear interest at either fixed rates set by AIG at issuance or variable rates determined by reference to an interest rate or other formula.
An analysis of AIG’s Medium Term Notes for the year ended December 31, 2005 was as follows:

(in millions)	AIG	SAI	Total

Balance December 31, 2004	$565	$102	$667
Matured during year	(500)	(55)	(555)

Balance December 31, 2005	$65	$47	$112

    The interest rate on AIG’s Medium Term Note is 0.5 percent. To the extent deemed appropriate, AIG may enter into swap transactions to manage its effective borrowing rate with respect to this note.
    At December 31, 2005, Medium Term Notes originally issued by SunAmerica, Inc. (SAI), which was merged into AIG on January 1, 1999, aggregating $47 million had maturity dates ranging from 2006 to 2026 at interest rates ranging from 6.43 percent to 7.05 percent.
    During 2000, AIG issued $210 million of equity-linked Medium Term Notes due May 15, 2007. These notes accrue interest at the rate of 0.50 percent and the total return on these notes is linked to the appreciation in market value of AIG’s common stock. The notes may be redeemed, at the option of AIG, as a whole but not in part, at any time on or after May 15, 2003. In conjunction with the issuance of these notes, AIG entered into a series of swap transactions which effectively converted its interest expense to a fixed rate of 7.17 percent until May 15, 2003 and a floating rate of LIBOR minus 0.50 percent thereafter and transferred the equity appreciation exposure to a third party for the life of the notes. AIG is exposed to credit risk with respect to the counterparties to these swap transactions. During 2003 and 2004, $45 million and $100 million of these notes were redeemed, respectively.

AIG  -  Form 10-K

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

9. Debt Outstanding
Continued
(d) Notes and Bonds Payable:
(i) Notes and Bonds Payable Issued by AIGFP:
At December 31, 2005, AIGFP’s notes and bonds outstanding, the proceeds of which are invested in a diversified portfolio of securities and derivative transactions, were as follows:

Range of			U.S. Dollar
Maturities		Range of	Carrying
(dollars in millions)	Currency	Interest Rates	Value

2006-2039	U.S. dollar	0.09-8.60%	$18,514
2006-2010	United Kingdom pound	4.59-4.68	2,370
2006-2024	Euro	0.29-9.25	2,922
2005-2009	New Zealand dollar	4.17-8.35	1,185
2006-2035	Japanese yen	0.01-4.00	1,050
2006-2015	Australian dollar	1.14-4.89	104
2007-2024	Swiss francs	0.25-1.38	247
2007-2015	Other	1.03-3.72	71

Total			$26,463

    AIGFP economically hedges its notes and bonds. AIG guarantees all of AIGFP’s debt.
(ii) Notes and Bonds Payable Issued by ILFC: As of December 31, 2005, notes aggregating $15.01 billion were outstanding with maturity dates from 2006 to 2065 and interest rates ranging from 2.95 percent to 6.63 percent. Notes aggregating $3.52 billion are at floating interest rates and the remainder are at fixed rates.
    The foreign exchange adjustment for the foreign currency denominated debt was $197 million at December 31, 2005 and $1.2 billion at December 31, 2004. ILFC had $13.13 billion of debt securities registered for public sale at December 31, 2005. As of December 31, 2005, $8.66 billion of debt securities were issued. In addition, ILFC has a Euro Medium Term Note Program for $7.0 billion, under which $4.98 billion in notes were sold through December 31, 2005. ILFC has substantially eliminated the currency exposure arising from foreign currency denominated notes by economically hedging that portion of the note exposure not already offset by Euro denominated operating lease payments, although such hedges do not qualify for hedge accounting treatment under FAS 133. Notes issued under this program are included in Notes and Bonds Payable.
    ILFC had a $4.3 billion Export Credit Facility (ECA) for use in connection with the purchase of approximately 75 aircraft delivered through 2001. This facility was guaranteed by various European Export Credit Agencies. The interest rate varies from 5.75 percent to 5.90 percent on these amortizing ten-year borrowings depending on the delivery date of the aircraft. At December 31, 2005, ILFC had $1.2 billion outstanding under this facility. The debt is collateralized by a pledge of the shares of a subsidiary of ILFC, which holds title to the aircraft financed under the facility.
    In May 2004, ILFC entered into a similarly structured ECA for up to a maximum of $2.64 billion for Airbus aircraft to be delivered through May 31, 2005. The facility has since been extended to include aircraft to be delivered through May 31, 2006. The facility becomes available as the various European Export Credit Agencies provide their guarantees for aircraft based on a six-month forward-looking calendar, and the interest rate is determined through a bid process. At December 31, 2005, ILFC had $1.4 billion outstanding under this facility. Borrowings with respect to these facilities are included in Notes and Bonds Payable.
    In August 2004, ILFC received a commitment for an Ex-Im Bank comprehensive guarantee in the amount of $1.68 billion to support the financing of up to 30 new Boeing aircraft. The initial delivery period from September 1, 2004 through August 31, 2005 has been extended by ILFC to August 31, 2006. ILFC did not have any borrowings outstanding under this facility at December 31, 2005. From time to time, ILFC enters into various bank financings. As of December 31, 2005 the total funded amount was $1.4 billion. The financings mature through 2010. One tranche of one of the loans totaling $410 million was funded in Japanese yen and swapped to U.S. dollars.
    In December of 2005, ILFC entered into two tranches of junior subordinated debt totaling $1.0 billion. Both mature on December 21, 2065, but each tranche has a different call option. The $600 million tranche has a call date of December 21, 2010 and the $400 million tranche has a call date of December 21, 2015. The note with the 2010 call date has a fixed interest rate of 5.90 percent for the first five years. The note with the 2015 call date has a fixed interest rate of 6.25 percent for the first ten years. Both tranches have interest rate adjustments if the call option is not exercised. The new interest rate is a floating quarterly reset rate based on the initial credit spread plus the highest of (i) 3 month LIBOR, (ii) 10-year constant maturity treasury and (iii) 30-year constant maturity treasury.
    AIG does not guarantee any of the debt obligations of ILFC.
(iii) Notes and Bonds Payable Issued by AGF: As of December 31, 2005, AGF notes aggregating $983 million were outstanding with maturity dates ranging from 2006 to 2010 at interest rates ranging from 4.03 percent to 8.45 percent.
    In 2005, AGF increased its shelf registration statement by $10.0 billion. AGF had $11.1 billion of debt securities registered and available for issuance at December 31, 2005. AGF uses the proceeds from the issuance of notes and bonds for the funding of its finance receivables.
    AIG does not guarantee any of the debt obligations of AGF.
(iv) Notes, Bonds and Debentures Issued by AIG:
(A) Zero Coupon Convertible Senior Debentures: On November 9, 2001, AIG issued zero coupon convertible senior debentures in the aggregate principal amount at stated maturity of $1.52 billion. The notes were offered at 65.8 percent of principal amount at stated maturity, bear no interest unless contingent interest becomes payable under certain conditions and are due November 9, 2031. The net proceeds to AIG were $990 million. Commencing January 1, 2002, holders may
AIG  -  Form 10-K

Notes to Consolidated Financial Statements Continued

9. Debt Outstanding
Continued
convert the debentures into shares of AIG common stock at a conversion rate of 6.0627 shares per $1,000 principal amount of debentures on any day if AIG’s common stock price exceeds 120 percent of the conversion price on the last trading day of the preceding fiscal quarter for a set period of time, and after September 30, 2031, on any day if AIG’s common stock price exceeds such amount for one day, subject to certain restrictions. The debentures are redeemable by AIG on or after November 9, 2006 at specified redemption prices. Holders may require AIG to repurchase the debentures at specified repurchase prices on November 9, 2006, 2011, 2016, 2021, and 2026. At December 31, 2005, the debentures outstanding had a face value of $1.52 billion, unamortized discount of $460 million and a net book value of $1.06 billion. The amortization of the original issue discount was recorded as a component of other operating expenses.
(B) Notes and Debentures Issued by SAI: As of December 31, 2005, notes and debentures originally issued by SAI aggregating $435 million (net of unamortized discount of $40 million) were outstanding with maturity dates from 2007 to 2097 at interest rates ranging from 5.60 percent to 9.95 percent.
(C) Term Notes: On September 30, 2005, AIG sold $1.5 billion principal amount of notes in a Rule 144A/ Regulation S offering, $500 million of which bear interest at a rate of 4.700 percent per annum and mature in 2010 and $1.0 billion of which bear interest at a rate of 5.050 percent per annum and mature in 2015. The notes are senior unsecured obligations of AIG and rank equally with all of AIG’s other senior debt outstanding. AIG has agreed to use commercially reasonable efforts to consummate an exchange offer for the notes pursuant to an effective registration statement within 360 days of the date on which the notes were issued.
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
(v) Notes and Bonds Payable Issued by AGC: As of December 31, 2005, AGC notes aggregating $797 million were outstanding with maturity dates ranging from 2010 to 2029 at interest rates ranging up to 7.75 percent.
    As of November 2001, AIG guaranteed the notes and bonds of AGC.
(e) Loans and Mortgages Payable:
Loans and mortgages payable at December 31, 2005, consisted of the following:

	Uncollateralized	Collateralized
	Loans	Loans and
(in millions)	Payable	Mortgages Payable

AIG Finance (Hong Kong) Limited	$183	$–
AIGCFG	864	–
AIG	814	–
Other subsidiaries	618	309

Total	$2,479	$309

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
    The preferred stock consists of $300 million liquidation value of 8.5 percent preferred stock issued by American General Capital II in June 2000, $500 million liquidation value of 8.125 percent preferred stock issued by American General Institutional Capital B in March 1997, and $500 million liquidation value of 7.57 percent preferred stock issued by American General Institutional Capital A in December 1996.
    In December 2005, $100 million liquidation value of 8.05 percent preferred stock were redeemed by American General Capital III.
(g) Revolving Credit Facilities: AIG and AIG Funding, Inc. (AIG Funding) are parties to unsecured syndicated revolving credit facilities aggregating $2.75 billion, consisting of $1.375 billion in a 364-day revolving credit facility that expires in July of 2006 and $1.375 billion in a five-year revolving credit facility that expires in July of 2010. The 364-day facility allows for the conversion by AIG of any outstanding loans at expiration into one-year term loans. The facilities can be used for general corporate purposes and also to provide backup for AIG’s commercial paper programs administered by AIG Funding. AIG expects to replace or extend these credit facilities on or prior to their expiration. There are currently no borrowings outstanding under these facilities, nor were any borrowings outstanding as of December 31, 2005.
    In November 2005, AIG and AIG Funding entered into a 364-day revolving credit facility for an aggregate amount of $3 billion, which can be drawn in the form of loans or letters of credit. The credit facility expires in November 2006 but allows for the issuance of letters of credit with terms of up to ten years and provides for the conversion by AIG of any outstanding loans at expiration into one-year term loans. The facility can be used for general corporate purposes, including

AIG  -  Form 10-K

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

9. Debt Outstanding
Continued
providing backup for AIG’s commercial paper programs administered by AIG Funding and obtaining letters of credit to secure obligations under insurance and reinsurance transactions. There are currently no loans outstanding under the facility, nor were any loans outstanding as of December 31, 2005. As of such dates, $1.14 billion was available to be drawn under the facility, with the remainder having been drawn in the form of letters of credit.
    AIG is also a party to an unsecured inter-company revolving credit facility provided by certain of its subsidiaries aggregating $2 billion that expires in October of 2006. The facility allows for the conversion of any outstanding loans at expiration into one-year term loans. The facility can be used for general corporate purposes and also to provide backup for AIG’s commercial paper programs. AIG expects to replace or extend this credit facility on or prior to its expiration. There are currently no borrowings outstanding under the inter-company facility, nor were any borrowings outstanding as of December 31, 2005.
    AGF is a party to unsecured syndicated revolving credit facilities aggregating $4.25 billion, consisting of $2.125 billion in a 364-day revolving credit facility that expires in July 2006 and $2.125 billion in a five-year credit facility that expires in July 2010. The 364-day facility allows for the conversion by AGF of any outstanding loan at expiration into a one-year term loan. The facilities can be used for general corporate purposes and also to provide backup for AGF’s commercial paper programs. AGF expects to replace or extend these credit facilities on or prior to their expiration. There are currently no borrowings outstanding under these facilities, nor were any borrowings outstanding as of December 31, 2005.
    ILFC is a party to unsecured syndicated revolving credit facilities aggregating $6.0 billion. The facilities can be used for general corporate purposes and also to provide backup for ILFC’s commercial paper program. They consist of $2.0 billion in a 364-day revolving credit facility that expires in October 2006, with a one-year term out option, $2.0 billion in a five-year revolving credit facility that expires in October 2009 and $2.0 billion in a five-year revolving credit facility that expires in October 2010. ILFC expects to replace or extend these credit facilities on or prior to their expiration. There are currently no borrowings outstanding under these facilities, nor were any borrowings outstanding as of December 31, 2005.
    ILFC was a party to two 180-day revolving credit facilities aggregating to $1.0 billion, each of which expired in 2005.
(h) Interest Expense for All Indebtedness: Total interest expense for all indebtedness, net of capitalized interest, aggregated $5.67 billion in 2005, $4.43 billion in 2004 and $4.22 billion in 2003. Capitalized interest was $64 million in 2005, $59 million in 2004 and $52 million in 2003. Cash distributions on the preferred shareholders’ equity in subsidiary companies of ILFC and liabilities connected to trust preferred stock of AGC subsidiaries are accounted for as interest expense in the consolidated statement of income. The cash distributions for ILFC were approximately $5 million, $4 million, and $4 million for the years ended December 31, 2005, 2004, and 2003, respectively. The cash distributions for AGC subsidiaries were approximately $112 million, $123 million and $128 million for the years ended December 31, 2005, 2004 and 2003, respectively.
10. Preferred Shareholders’ Equity in Subsidiary Companies
As of December 31, 2005, preferred shareholders’ equity in subsidiary companies represents preferred stocks issued by ILFC, a wholly owned subsidiary of AIG.
    At December 31, 2005, the preferred stock consists of 1,000 shares of market auction preferred stock (MAPS) in two series (Series A and B) of 500 shares each. Each of the MAPS shares has a liquidation value of $100,000 per share and is not convertible. The dividend rate, other than the initial rate, for each dividend period for each series is reset approximately every seven weeks (49 days) on the basis of orders placed in an auction. During 2001, ILFC extended the term of the Series A to five years at a dividend rate of 5.90 percent. At December 31, 2005, the dividend rate for Series B was 4.51 percent.

11.	Shareholders’ Equity
(a) AIG parent depends on its subsidiaries for cash flow in the form of loans, advances, reimbursement for shared expenses, and dividends. AIG’s insurance subsidiaries are subject to regulatory restrictions on the amount of dividends which can be remitted to AIG parent. These restrictions vary by state. For example, unless permitted by the New York Superintendent of Insurance, general insurance companies domiciled in New York may not pay dividends to shareholders which in any twelve month period exceed the lesser of ten percent of the company’s statutory policyholders’ surplus or 100 percent of its “adjusted net investment income,” as defined. Generally, less severe restrictions applicable to both General and Life Insurance companies exist in most of the other states in which AIG’s insurance subsidiaries are domiciled. Certain foreign jurisdictions have restrictions which could delay or limit the remittance of dividends. There are also various local restrictions limiting cash loans and advances to AIG by its subsidiaries. Largely as a result of the restrictions, approximately 89 percent of consolidated shareholders’ equity was restricted from immediate transfer to AIG parent at December 31, 2005.
(b) At December 31, 2005, there were 6,000,000 shares of AIG’s $5 par value serial preferred stock authorized, issuable in series, none of which were outstanding.
AIG  -  Form 10-K

Notes to Consolidated Financial Statements Continued

11. Shareholders’ Equity
Continued
(c) The common share activity for the three years ended December 31, 2005 was as follows:

	2005	2004	2003

Shares outstanding at beginning of year	2,596,423,190	2,608,447,046	2,609,600,831
Acquired during the year	(2,654,272)	(16,426,114)	(3,899,991)
Issued pursuant to performance stock unit obligations	15,757	24,025	–
Issued under stock plans	2,625,227	4,310,733	2,699,584
Issued under contractual obligations	236,870	67,500	46,622

Shares outstanding at end of year	2,596,646,772	2,596,423,190	2,608,447,046

12.	Commitments and Contingent Liabilities
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
(b) Securities sold, but not yet purchased and spot commodities sold but not yet purchased represent obligations of AIGFP to deliver specified securities and spot commodities at their contracted prices. AIGFP records a liability to repurchase the securities and spot commodities in the market at prevailing prices.
    AIG has issued unconditional guarantees with respect to the prompt payment, when due, of all present and future payment obligations and liabilities of AIGFP arising from transactions entered into by AIGFP. Net revenues for the twelve months ended December 31, 2005, 2004 and 2003 from Capital Markets operations were $3.26 billion, $1.28 billion and $595 million, respectively.
(c) At December 31, 2005, ILFC had committed to purchase 338 new and used aircraft deliverable from 2006 through 2015 at an estimated aggregate price of $23.3 billion and had options to purchase 16 new aircraft at an estimated aggregate purchase price of $1.5 billion. ILFC will be required to find customers for any aircraft acquired, and it anticipates that it will be required to arrange financing for portions of the purchase price of such equipment.
(d) AIG and its subsidiaries, in common with the insurance industry in general, are subject to litigation, including claims for punitive damages, in the normal course of their business. The recent trend of increasing jury awards and settlements makes it difficult to assess the ultimate outcome of such litigation.
    Although AIG annually reviews the adequacy of the established reserve for losses and loss expenses, there can be no assurance that AIG’s ultimate loss reserves will not develop adversely and materially exceed AIG’s current loss reserves. Estimation of ultimate net losses, loss expenses and loss reserves is a complex process for long-tail casualty lines of business, which include excess and umbrella liability, directors and officers liability (D&O), professional liability, medical malpractice, workers compensation, general liability, products liability and related classes, as well as for asbestos and environmental exposures. Generally, actual historical loss development factors are used to project future loss development. However, there can be no assurance that future loss development patterns will be the same as in the past. Moreover, any deviation in loss cost trends or in loss development factors might not be discernible for an extended period of time subsequent to the recording of the initial loss reserve estimates for any accident year. Thus, there is the potential for reserves with respect to a number of years to be significantly affected by changes in loss cost trends or loss development factors that were relied upon in setting the reserves. These changes in loss trends or loss development factors could be attributable to changes in inflation in labor and material costs or in the judicial environment, or in other social or economic phenomena affecting claims.
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

AIG  -  Form 10-K

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

12. Commitments and Contingent Liabilities
Continued
purchase interests in Starr and that all eligible shares had tendered their shares. As a result of completion of the tender offer, no executive currently holds any Starr interests.
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
(h) On December 30, 2004, an arbitration panel issued its ruling in connection with a 1998 workers compensation quota share reinsurance agreement under which Superior National Insurance Company, among others, was reinsured by USLIFE, a subsidiary of American General Corporation. In its 2-1 ruling the arbitration panel refused to rescind the contract as requested by USLIFE. Instead, the panel reformed the contract to reduce USLIFE’s participation by ten percent. USLIFE disagrees with the ruling and is pursuing all appropriate legal remedies. USLIFE has certain reinsurance recoverables in connection with the contract and the arbitration ruling established a second phase of arbitration in which USLIFE will present its challenges to cessions to the contract.
    AIG recorded a $178 million pre-tax charge in the fourth quarter of 2004 related to this matter and holds a reserve of approximately $364 million as of December 31, 2005.
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
    In February 2006, AIG reached a resolution of claims and matters under investigation with the United States Department of Justice (DOJ), the Securities and Exchange Commission (SEC), the Office of the New York Attorney General (NYAG) and the New York State Department of Insurance (DOI). The settlements resolved outstanding litigation filed by the SEC, NYAG and DOI against AIG and concluded negotiations with these authorities and the DOJ in connection with the accounting, financial reporting and insurance brokerage practices of AIG and its subsidiaries, as well as claims relating to the underpayment of certain workers compensation premium taxes and other assessments. The 2005 financial statements include a fourth quarter after-tax charge of $1.15 billion to record the settlements.
    As a result of these settlements, AIG made payments totaling approximately $1.64 billion, $225 million of which represented fines and penalties. A substantial portion of the money will be available to resolve claims asserted in various regulatory and civil proceedings, including shareholder lawsuits.
    Also, as part of the settlements, AIG has agreed to retain for a period of three years an independent consultant who will conduct a review that will include the adequacy of AIG’s internal control over financial reporting and the remediation plan that AIG has implemented as a result of its own internal review.
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
AIG  -  Form 10-K

Notes to Consolidated Financial Statements Continued

12. Commitments and Contingent Liabilities
Continued
violated federal and various state antitrust laws, as well as federal RICO laws, various state deceptive and unfair practice laws and certain state laws governing fiduciary duties. The alleged basis of these claims is that there was a conspiracy between insurance companies and insurance brokers with regard to the use of contingent commission agreements, bidding practices, and other broker-related conduct concerning coverage in certain sectors of the insurance industry. The Judicial Panel on Multidistrict Litigation entered an order on February 17, 2005, consolidating most of these cases and transferring them to the United States District Court for the District of New Jersey (District of New Jersey). The remainder of these cases have been transferred to the District of New Jersey. On August 15, 2005, the plaintiffs in the multidistrict litigation filed a Corrected First Consolidated Amended Commercial Class Action Complaint, which, in addition to the previously named AIG defendants, names new AIG subsidiaries as defendants. Also on August 15, 2005, AIG and two subsidiaries were named as defendants in a Corrected First Consolidated Amended Employee Benefits Class Action Complaint filed in the District of New Jersey, which asserts similar claims with respect to employee benefits insurance and a claim under ERISA on behalf of putative classes of employers and employees. On November 29, 2005, the AIG defendants, along with other insurer defendants and the broker defendants filed motions to dismiss both the Commercial and Employee Benefits Complaints. Plaintiffs have filed a motion for class certification in the consolidated action. In addition, complaints were filed against AIG and several of its subsidiaries in Massachusetts and Florida state courts, which have both been stayed. In the Florida action, the plaintiff has filed a petition for a writ of certiorari with the District Court of Appeals of the State of Florida, Fourth District with respect to the stay order. On February 9, 2006, a complaint against AIG and several of its subsidiaries was filed in Texas state court, making claims similar to those in the federal cases above.
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
    In July 2005, a second amended complaint was filed in the consolidated derivative case in the Southern District of New York, expanding upon accounting-related allegations, based upon the First Restatement and, in August 2005, an amended consolidated complaint was filed. In June 2005, the derivative cases in Delaware were consolidated. AIG’s Board of Directors has appointed a special committee of independent directors to review the matters asserted in the derivative complaints. The courts have approved agreements staying the derivative cases pending in the Southern District of New York and in Delaware Chancery Court while the special committee of independent directors performs its work. In September 2005, a shareholder filed suit in Delaware Chancery Court seeking documents relating to some of the allegations made in the derivative suits. AIG filed a motion to dismiss in October 2005.
    In late 2002, a derivative action was filed in Delaware Chancery Court in connection with AIG’s transactions with certain entities affiliated with Starr and Starr International Company, Inc. (SICO). In May 2005, the plaintiff filed an amended complaint which adds additional claims premised on allegations relating to insurance brokerage practices and AIG’s non-traditional insurance products. Plaintiffs in that case have agreed to dismiss newly added allegations unrelated to transactions with entities affiliated with Starr and SICO without prejudice to pursuit of these claims in the separate derivative actions described above. On February 16, 2006, the Delaware Chancery Court entered an order dismissing the litigation with prejudice with respect to AIG’s outside directors and dismissing the claims against the remaining AIG defendants without prejudice.
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

AIG  -  Form 10-K

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

12. Commitments and Contingent Liabilities
Continued
amended (the Securities Act), respectively. AIG responded to the SICO claims on November 7, 2005.
(k) AIG subsidiaries own interests in certain limited liability companies (LLCs) which invested in six coal synthetic fuel production facilities. The sale of coal synthetic fuel produced by these six facilities generates income tax credits. Since acquiring the facilities, AIG has recognized approximately $1.0 billion of synfuel tax credits through December 31, 2005. One of the conditions a taxpayer must meet to qualify for coal synfuel tax credits is that the synfuel production facility must have been “placed in service” before July 1, 1998. On July 1, 2005 IRS field agents issued notices of proposed adjustment to the LLCs proposing to disallow all of the credits taken by the LLCs during the years 2001 through 2003. The IRS field agents subsequently conceded that one of the facilities was timely placed in service, but contended that none of the other underlying production facilities were placed in service by the statutory deadline. On October 3, 2005, IRS field agents issued 60-day letters to the LLCs proposing to disallow the tax credits taken with respect to synfuel sales by the remaining five production facilities. By letters dated February 17, 2006, the IRS field agents have advised the LLCs that they have, after further review, concluded that all six production facilities were placed in service before July 1, 1998 and that they will withdraw the 60-day letters issued to the LLCs.
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
Securities lending collateral and securities lending payable: The contract values of these financial instruments approximate fair value.
Trading securities: Fair values were based on current market value where available. For securities for which market values
AIG  -  Form 10-K

Notes to Consolidated Financial Statements Continued

13. Fair Value of Financial Instruments
Continued
were not readily available, fair values were estimated using quoted market prices of comparable investments.
Spot commodities: Fair values are based on current market prices.
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

AIG  -  Form 10-K

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

13. Fair Value of Financial Instruments
Continued
The carrying values and fair values of AIG’s financial instruments at December 31, 2005 and 2004 were as follows:

	2005		2004

	Carrying	Fair	Carrying	Fair
(in millions)	Value*	Value	Value*	Value

Assets:
Fixed maturities	$385,680	$386,199	$365,677	$366,174
Equity securities	23,588	23,588	17,706	17,706
Mortgage loans on real estate, policy and collateral loans	24,909	26,352	23,484	23,980
Securities available for sale	37,511	37,511	31,225	31,225
Trading securities	6,499	6,499	2,746	2,746
Spot commodities	92	96	534	534
Unrealized gain on swaps, options and forward transactions	18,695	18,695	22,670	22,670
Trading assets	1,204	1,204	3,433	3,433
Securities purchased under agreements to resell	14,547	14,547	26,272	26,272
Finance receivables, net of allowance	27,995	27,528	23,574	24,133
Securities lending collateral	59,471	59,471	49,169	49,169
Other invested assets	27,267	27,267	23,559	23,559
Short-term investments	15,342	15,342	16,102	16,102
Cash	1,897	1,897	2,009	2,009
Liabilities:
Policyholders’ contract deposits	227,027	223,244	216,474	212,543
Borrowings under obligations of guaranteed investment agreements	20,811	22,373	18,919	20,897
Securities sold under agreements to repurchase	11,047	11,047	23,581	23,581
Trading liabilities	2,546	2,546	2,503	2,503
Securities and spot commodities sold but not yet purchased	5,975	5,975	5,404	5,404
Unrealized loss on swaps, options and forward transactions	12,740	12,740	15,985	15,985
Trust deposits and deposits due to banks and other depositors	4,877	5,032	4,248	4,553
Commercial paper	9,208	9,208	9,693	9,693
Notes, bonds, loans and mortgages payable	78,439	79,518	66,798	68,700
Securities lending payable	60,409	60,409	49,972	49,972

* The carrying value of all other financial instruments approximates fair value.
14. Stock Compensation Plans
At December 31, 2005, AIG had five types of stock-based compensation plans: (i) a stock option plan; (ii) an incentive stock plan under which restricted stock units had been issued; (iii) an employee stock purchase plan; (iv) SICO’s Deferred Compensation Profit Participation Plan (SICO DCPPP) (consistent with SICO’s change to equity settlement of selected awards); and (v) AIG’s Deferred Compensation Profit Participation Plan (AIG DCPPP) which is the replacement for the SICO DCPPP.
    Effective January 1, 2003, AIG adopted the recognition provision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (FAS 123). This statement establishes the financial accounting and reporting standards for stock-based employee compensation plans, such as AIG’s stock purchase plan, stock option plan, stock incentive plan, SICO DCPPP, and AIG DCPPP. Under the recognition provisions of FAS 123, costs with respect to stock compensation are measured using the fair value of the shares subscribed or granted as at the date of grant recognized ratably over the vesting period. Such fair value is derived through an option pricing model or the fair value of AIG’s common stock, as applicable. See Note 1(gg) herein for discussion of prospective change to AIG’s accounting for retiree eligibility provisions.
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
    Prior to adoption of the recognition provisions of FAS 123, as amended, AIG recognized stock compensation in accordance with the provisions of APB Opinion No. 25 “Accounting for Stock Issued to Employees.” Shares subscribed for or granted prior to January 1, 2003 continue to be accounted for pursuant to APB Opinion No. 25. See Note 1(gg) herein for discussion of AIG’s accounting for the unvested portion of its APB 25 awards according to the requirements of FAS 123R.
AIG  -  Form 10-K

Notes to Consolidated Financial Statements Continued

14. Stock Compensation Plans
Continued
With respect to net income for December 31, 2005, 2004, and 2003, the following table provides a pro forma reconciliation as if AIG had adopted the recognition provisions of FAS 123 at the awards inception:

(in millions, except per share data)	2005	2004	2003

Net income, as reported	$10,477	$9,839	$8,108
Add back interest on contingently convertible bonds, net of tax	11	11	11

	10,488	9,850	8,119

Actual stock-based compensation recognized, net of tax	53	40	16

	10,541	9,890	8,135

Fair Value for Grants Issued prior to January 1, 2003, net of tax	39	49	56
Actual stock-based compensation recognized, net of tax	53	40	16

Net income, pro forma	$10,449	$9,801	$8,063

Earnings per common share:
Basic:
Net income, as reported	$4.03	$3.77	$3.10
Stock-based compensation, net of tax	(0.01)	(0.02)	(0.02)

Net income, pro forma	$4.02	$3.75	$3.08

Diluted:
Net income, as reported	$3.99	$3.73	$3.07
Stock-based compensation, net of tax	(0.01)	(0.02)	(0.02)

Net income, pro forma	$3.98	$3.71	$3.05

Average shares outstanding:
Basic	2,597	2,606	2,610
Diluted	2,627	2,637	2,637

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
    The fair values of stock options granted during the three years ended December 31, 2005, 2004, and 2003 were approximately $100 million, $80 million and $180 million, respectively.
    The following weighted average assumptions were used for stock options granted in 2005, 2004 and 2003, respectively: dividend yields of 0.71 percent, 0.36 percent and 0.32 percent; expected volatility of 27.3 percent, 34.4 percent and 34.0 percent; risk-free interest rates of 4.17 percent, 3.87 percent and 3.57 percent; and expected terms of seven years in each year.
    Also included in the above table is the compensation expense with respect to AIG’s employee stock purchase plan. The fair value calculated was derived by using the Black-Scholes model. The pro forma recognition of such fair value had an insignificant effect on the pro forma amounts disclosed above.
    The fair values of purchase privileges granted during the years ended December 31, 2005, 2004 and 2003 were $13 million, $12 million and $12 million, respectively. The weighted average fair values per share of those purchase rights granted in 2005, 2004, and 2003 were $12.24, $14.82, and $11.64, respectively. The fair value of each purchase right was derived at the date of the subscription using the AIG model.
    The following weighted average assumptions were used for purchase privileges granted in 2005, 2004 and 2003, respectively: dividend yields of 0.71 percent, 0.36 percent and 0.32 percent; expected volatilities of 27.3 percent, 34.4 percent and 34.0 percent; risk-free interest rates of 3.37 percent, 1.60 percent and 1.10 percent; and terms of one year.
(a) Stock Option Plan: The AIG 1999 Stock Option Plan, as amended (the 1999 Plan), provides that options to purchase a maximum of 45,000,000 shares of common stock can be granted to certain key employees and members of the Board of Directors at prices not less than fair market value at the date of grant. The 1999 Plan limits the maximum number of shares as to which stock options may be granted to any employee in any one year to 900,000 shares. Options granted under this Plan expire not more than ten years from the date of the grant. Options with respect to 32,500 shares, 25,000 shares, 25,000 shares, and 25,000 shares were granted to nonemployee members of the Board of Directors on August 11, 2005, May 19, 2004, May 14, 2003 and February 10, 2003, respectively. These options become exercisable on the first anniversary of the date of grant, expire ten years from the date of grant, and do not qualify for Incentive Stock Option Treatment under the Section 422 of the Internal Revenue Code (ISO Treatment). The 1999 Plan, and the options previously granted thereunder, were approved by the shareholders at the 2000 Annual Meeting of Shareholders, and certain amendments were approved at the 2003 Annual Meeting of Shareholders. At December 31, 2005, 20,130,562 shares were reserved for future grants under the 1999 Plan. The 1999 Plan superseded the 1991 employee stock option plan (the 1991 Plan) and the previously superseded 1987 employee stock option plan, although outstanding options granted under the 1991 Plan continue in force until exercise or expiration. At December 31, 2005, there were 29,524,565 shares reserved for issuance under the 1999 Plan and the 1991 Plan.
    During 2003, AIG granted options with respect to 137,300 shares which become exercisable on the fifth anniversary of the date of grant and expire ten years from the date of grant. These options do not qualify for ISO Treatment. The agreements with respect to all other options granted to employees under these plans in 2004 and 2003 provide that 25 percent of the options granted become exercisable on the anniversary of the date of grant in each of the four years following that grant and expire 10 years from the date of the grant. As of December 31, 2005, outstanding options granted with respect to 12,009,898 shares qualified for ISO Treatment.

AIG  -  Form 10-K

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

14. Stock Compensation Plans
Continued
    At January 1, 1999, the date of the AIG/SAI merger, SAI had five stock-based compensation plans pursuant to which options, restricted stock, and deferred share and share unit obligations had been issued and remained outstanding. Options granted under these plans had an exercise price equal to the market price on the date of grant, had a maximum term of ten years, and generally became exercisable ratably over a five-year period. Substantially all of the SAI options outstanding at the merger date became fully vested on that date and were converted into options to purchase AIG common stock at the exchange ratio of 0.855 shares of AIG common stock for each share of SAI common stock. No further options can be granted under the SAI plans, but outstanding options so converted continue in force until exercise or expiration. At December 31, 2005, there were 11,526,992 shares of AIG common stock reserved for issuance on exercise of options under these plans. None of these options qualified for ISO Treatment as of December 31, 2005.
    During 2005, 2004 and 2003, deferred share and share unit obligations with respect to 1,895 shares, 1,895 shares and 1,895 shares, respectively, of AIG common stock vested and were issued. No additional deferred share or share unit obligations may be granted under the SAI plans. As of December 31, 2005, deferred share and share unit obligations with respect to 59,972 shares remained outstanding under the SAI plans.
    The AIG Board of Directors has construed the AIG stock option plans to allow, at the request of an optionee, the deferral of delivery of AIG shares otherwise deliverable upon the exercise of an option to a date or dates specified by the optionee. During 2005, options with respect to 1,731,471 shares were exercised with delivery deferred. At December 31, 2005, optionees had made valid elections to defer delivery of 2,067,643 shares of AIG common stock upon exercise of options expiring during 2006. In addition, nonemployee directors of AIG made valid elections to defer delivery of 21,093 shares of AIG common stock upon exercise of options expiring during 2006.
    As a result of the acquisition of the Hartford Steam Boiler Inspection and Insurance Company (HSB) in November 2000, HSB options outstanding at the acquisition date were fully vested and were converted into options to purchase AIG common stock at the exchange ratio of 0.4178 shares of AIG common stock for each share of HSB common stock. No further options can be granted under the HSB option plans, but outstanding options so converted continue in force until exercise or expiration. At December 31, 2005, there were 688,648 shares of AIG common stock reserved for issuance under the HSB option plans, none of which qualified for ISO Treatment.
    At August 29, 2001, AGC had stock-based compensation plans pursuant to which options and restricted share units had been issued and remained outstanding. Options granted under these plans had an exercise price equal to the market price on the date of the grant, had a maximum term of ten years, and generally became exercisable ratably over a three-year period. All of the AGC options outstanding at the acquisition date became fully vested on that date and were converted into options to purchase AIG common stock at an exchange ratio of 0.5790 shares of AIG common stock for each share of AGC common stock. No further options can be granted under the AGC plans, but outstanding options so converted continue in force until exercise or expiration. At December 31, 2005, there were 10,805,219 shares of AIG common stock reserved for issuance on exercise of options under these plans. Options with respect to 1,250,221 of these shares qualified for ISO Treatment as of December 31, 2005.
Additional information with respect to AIG’s plans at December 31, 2005, and changes for the three years then ended, were as follows:

	2005		2004		2003

		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Shares Under Option:
Outstanding at beginning of year	54,463,003	$51.94	59,253,166	$48.00	54,214,016	$45.63
Granted	4,397,500	62.69	3,474,100	64.65	8,602,909	56.15
Exercised	(2,263,377)	27.22	(3,387,734)	34.02	(2,182,680)	22.69
Exercised, delivery deferred	(1,731,471)	11.29	(3,397,999)	5.98	(495,787)	8.46
Forfeited	(2,320,230)	60.97	(1,478,530)	70.69	(885,292)	66.37

Outstanding at end of year	52,545,425	$54.84	54,463,003	$51.94	59,253,166	$48.00

Options exercisable at year-end	39,952,281	$52.47	40,211,710	$47.80	43,397,566	$42.17

Weighted average fair value per share of options granted		$21.84		$25.61		$20.86

AIG  -  Form 10-K

Notes to Consolidated Financial Statements Continued

14. Stock Compensation Plans
Continued
In addition, at December 31, 2005, options to purchase 92,241 shares at a weighted average exercise price of $25.14 had been previously granted to AIG nonemployee directors and remained outstanding.
Information about stock options outstanding at December 31, 2005, is summarized as follows:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
	Outstanding	Contractual Life	Price	Exercisable	Price

Range of Exercise Prices:
$11.28 – 27.14	6,900,520	1.3 years	$21.38	6,900,520	$21.38
30.44 – 41.51	5,560,658	2.5 years	36.75	5,560,658	36.75
43.31 – 53.41	7,163,076	4.9 years	48.54	5,476,932	49.01
54.11 – 59.99	8,516,644	5.2 years	57.84	6,328,084	57.33
60.13 – 63.95	9,382,325	6.9 years	62.33	6,193,792	61.92
64.01 – 69.63	8,397,522	7.8 years	65.44	3,876,532	65.66
70.35 – 98.00	6,624,680	5.3 years	83.82	5,615,763	84.63

	52,545,425		$54.84	39,952,281	$52.47

(b) 2002 Stock Incentive Plan: AIG’s 2002 Stock Incentive Plan was adopted at its 2002 shareholders’ meeting and amended and restated by the AIG Board of Directors on September 18, 2002. This plan provides that equity-based or equity-related awards with respect to shares of common stock can be issued to officers, employees or members of the Board of Directors of AIG in any year up to a maximum of that number of shares equal to (a) 1,000,000 shares plus (b) the number of shares available but not issued in the prior calendar year. Under the Plan, no grantee may receive awards covering more than 250,000 shares of common stock. During 2005 and 2004, AIG granted restricted stock units (RSUs) relating to 3,055,835 shares and 992,481 shares of common stock to employees, respectively. These RSUs will vest on the fourth anniversary of the date of grant assuming continued employment through such date. See Note 1(gg) herein for discussion of prospective change in AIG’s accounting for retiree eligibility provisions. AIG reserves the right to make payment for the RSUs in shares of common stock or the cash equivalent on the date of vesting. AIG shares delivered under the AIG DCPPP will be issued pursuant to the 2002 Stock Incentive Plan. At December 31, 2005, there were 14,675,635 shares of common stock reserved for issuance in connection with future grants of awards under the Plan.
(c) Employee Stock Purchase Plan: AIG’s 1996 Employee Stock Purchase Plan, as amended and approved by AIG shareholders in 2003 (the 1996 Plan), provides that eligible employees (those employed at least one year) may receive privileges to purchase up to an aggregate of 10,000,000 shares of AIG common stock, at a price equal to 85 percent of the fair market value on the date of the grant of the purchase privilege. Purchase privileges are granted annually and are limited to the number of whole shares that can be purchased by an amount equal to 10 percent of an employee’s annual salary or $10,000, whichever is less. There were 359,750 shares, 922,999 shares and 516,904 shares issued under the 1996 plan at weighted average prices of $57.06, $46.41 and $48.03 for the years ended December 31, 2005, 2004 and 2003, respectively. The excess or deficit of the proceeds over the par value or cost of the common stock issued was credited or charged to additional paid-in capital.
    As of December 31, 2005, there were 1,045,329 shares of common stock subscribed to at a weighted average price of $50.91 per share pursuant to grants of privileges under the 1996 plan. There were 3,689,063 shares available for the grant of future purchase privileges under the 1996 Plan at December 31, 2005.
    As a result of its changing relationship with Starr and SICO, AIG is establishing new executive compensation plans which replace existing investment opportunities and deferred compensation plans provided by Starr and SICO. The replacement plans include both share-based plans as well as cash-based plans. The share-based plans generally include performance as well as service conditions.
15. Employee Benefits
(a) Pension Plans: Employees of AIG, its subsidiaries and certain affiliated companies, including employees in foreign countries, are generally covered under various funded, unfunded and insured pension plans. Eligibility for participation in the various plans is based on either completion of a specified period of continuous service or date of hire, subject to age limitations. Some AIG subsidiaries provide retirement benefits through defined benefit plans, others employ defined contribution plans and some use both.

AIG  -  Form 10-K

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

15. Employee Benefits
Continued
    AIG’s U.S. retirement plan is a qualified, noncontributory defined benefit plan which is subject to the provisions of ERISA. All employees of AIG and most of its subsidiaries and affiliates who are regularly employed in the United States, including certain U.S. citizens employed abroad on a U.S. dollar payroll, and who have attained age 21 and completed twelve months of continuous service are eligible to participate in this plan. An employee with 5 or more years of plan participation is entitled to pension benefits beginning at normal retirement at age 65. Benefits are based upon a percentage of average final compensation multiplied by years of credited service limited to 44 years of credited service. The average final compensation is subject to certain limitations. Employees may elect certain options with respect to receipt of their pension benefits including a joint and survivor annuity. An employee with 10 or more years of plan participation may retire early from age 55 to 64. An early retirement factor is applied resulting in a reduced benefit. If an employee terminates with less than five years of plan participation, the employee forfeits the right to receive any pension benefits accumulated to that time. Annual funding requirements are determined based on the “projected unit credit” cost method, which attributes a pro rata portion of the total projected benefit payable at normal retirement to each year of credited service.
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
    AIG SunAmerica employees began participation and accruing benefits in the AIG plan on January 1, 2003. Vesting with respect to AIG SunAmerica employees in the AIG plan begins on the later of January 1, 1999, the date of acquisition or the date of hire.
    21st Century sponsors its own benefit plans for its eligible employees. Assets, obligations and costs with respect to 21st Century’s plans are included herein. The assumptions used in its plans were not significantly different from those used by AIG in AIG’s U.S. plans.
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
    Where non-U.S. retirement plans are defined benefit plans, they are generally either based on the employees’ years of credited service and compensation in the years preceding retirement, or on points accumulated based on the employee’s job grade and other factors during each year of service.
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
    AIG’s U.S. postretirement medical and life insurance benefits are based upon the employee electing immediate retirement and having a minimum of ten years of service. Retirees who were age 65 by May 1, 1989 and their dependents participate in the medical plan at no cost. Employees who retired after May 1, 1989 and prior to January 1, 1993 pay 50 percent of the active employee premium. Retiree contributions are subject to adjustment annually. Other cost sharing features of the medical plan include deductibles, coinsurance and Medicare coordination and a lifetime maximum benefit of $2.0 million. The maximum life insurance benefit prior to age 70 is $32,500, with a maximum of $25,000 thereafter.
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
(c) Voluntary Savings Plans: AIG sponsors a voluntary savings plan for domestic employees (the AIG Incentive Savings plan), which, during the three years ended December 31, 2005, provided for salary reduction contributions by employees and matching contributions by AIG of up to seven percent of annual salary depending on the employees’ years of service. Contributions are funded currently.
    AGC sponsored a voluntary savings plan for its employees, which was merged into the AIG Incentive Savings plan on January 1, 2003.
    HSB sponsored a voluntary savings plan for its employees, which was merged into the AIG Incentive Savings plan on January 1, 2002.
    AIG SunAmerica sponsored a voluntary savings plan for its employees, which was merged into the AIG Incentive Savings plan on January 1, 2003. Under an AIG SunAmerica Executive Savings Plan, designated AIG SunAmerica executives also could defer up to 90 percent of cash compensation
AIG  -  Form 10-K

Notes to Consolidated Financial Statements Continued

15. Employee Benefits
Continued
and AIG SunAmerica matched four percent of the participants’ base salaries deferred. The Plan was frozen to new contributions on March 31, 2003.
(d) Post Employment Benefits: AIG provides certain benefits to inactive employees who are not retirees. Certain of these benefits are insured and expensed currently; other expenses are provided for currently. Such uninsured expenses include medical and life insurance continuation, and COBRA medical subsidies.
(e) Benefit Obligations: Accumulated benefit obligations represent the present value of pension benefits earned as of December 31, 2005 based on service and compensation as of December 31, 2005. Projected benefit obligations for defined benefit plans represent the present value of pension benefits earned as of December 31, 2005 projected for estimated salary increases to an assumed date with respect to retirement, termination, disability or death. Projected benefit obligations for postretirement plans represent the present value of postretirement medical and life insurance benefits deemed earned as of December 31, 2005 projected for estimated salary and medical claim rate increases to an assumed date with respect to retirement, termination, disability, or death.
The accumulated benefit obligations with respect to both non-U.S. and U.S. pension benefit plans as of December 31, 2005 and 2004 were as follows:

(in millions)	2005	2004

Non-U.S. pension benefit plans	$1,210	$1,260
U.S. pension benefit plans	$2,704	$2,367

The following table sets forth the change in the projected benefit obligation of the defined benefit pension plans, including the supplemental plans, and postretirement benefit plans as of December 31, 2005 and 2004:

	Pension			Postretirement

	Non-			Non-
	U.S.	U.S.		U.S.	U.S.
(in millions)	Plans	Plans(a)	Total	Plans	Plans	Total

2005
Change in projected benefit obligation:
Benefit obligation at beginning of year	$1,376	$2,750	$4,126	$35	$243	$278
Service cost	71	111	182	4	5	9
Interest cost	32	153	185	2	11	13
Participant contributions	1	–	1	–	–	–
Actuarial loss	77	241	318	3	(38)	(35)
Plan amendments, mergers and new material plans	43	(29)	14	–	–	–
Benefits paid:
AIG assets	(28)	(11)	(39)	(1)	(16)	(17)
Plan assets	(29)	(84)	(113)	–	–	–
Effect of foreign currency fluctuation	(184)	–	(184)	1	–	1
Other	(8)	–	(8)	(1)	–	(1)

Benefit obligation at end of year	$1,351	$3,131	$4,482	$43	$205	$248

2004
Change in projected benefit obligation:
Benefit obligation at beginning of year	$1,348	$2,602	$3,950	$16	$247	$263
Service cost	59	101	160	3	6	9
Interest cost	33	147	180	2	14	16
Participant contributions	2	–	2	–	–	–
Actuarial loss	133	59	192	11	(6)	5
Plan amendments and mergers	(92)	(42)	(134)	–	–	–
Benefits paid:
AIG assets	(48)	(8)	(56)	(1)	(16)	(17)
Plan assets	(27)	(71)	(98)	–	–	–
Effect of foreign currency fluctuation	67	–	67	1	–	1
Other(b)	(99)	(38)	(137)	3	(2)	1

Benefit obligation at end of year	$1,376	$2,750	$4,126	$35	$243	$278

(a)	Includes excess retirement income type plans and supplemental executive type plans.

(b)	With respect to AIG’s non-U.S. plans obligations, the reduction resulted from transferring to the Japanese government certain Japanese plan obligations approximating $50 million. Additionally, the Japanese government also provided a subsidy with respect to certain Japanese plan obligations approximating $50 million.

AIG  -  Form 10-K

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

15. Employee Benefits
Continued
The weighted average assumptions used to determine the benefit obligations at December 31, 2005 and 2004 were as follows:

	Pension		Postretirement

	Non-U.S.	U.S.	Non-U.S.	U.S.
	Plans	Plans	Plans	Plans

2005
Discount rate	1.75 - 12.00%	5.50%	4.50 - 5.50%	5.50%
Rate of compensation increase	1.50 - 10.00%	4.25%	2.50 - 3.00%	4.25%

2004
Discount rate	1.75 - 12.00%	5.75%	4.50 - 6.00%	5.75%
Rate of compensation increase	1.50 - 10.00%	4.25%	3.00%	4.25%

    The benefit obligations outside the United States reflect those assumptions that were most appropriate for the local economic environments of each of the subsidiaries providing such benefits.
    To measure the obligations at December 31, 2004, a 9.0 percent annual rate of increase in the per capita cost of covered healthcare benefits for AIG’s U.S. plans was used for 2005. This rate was assumed to decrease gradually to 5.0 percent in 2009 and remain at that level thereafter. To measure the obligations at December 31, 2005 for AIG’s U.S. plans, a 9.0 percent annual rate of increase in the per capita cost of covered medical benefits for pre-age-65 retirees, a 7.0 percent annual rate of increase in the per capita cost of covered medical benefits for post-age-65 retirees and an 11.0 percent annual rate of increase in the per capita cost of retiree prescription drug coverage was used for 2006. These rates were assumed to decrease gradually to 5.0 percent in 2013 and remain at that level thereafter.
    The assumed range for 2006 with respect to the annual rates of increase in the per capita cost of covered healthcare benefits of AIG’s non-U.S. plans is 7.0 to 9.0 percent. These rates are assumed to decrease gradually to 4.0 to 5.0 percent after three to four years and remain at that level thereafter.
A one percent point change in the assumed healthcare cost trend rate would have the following effect on AIG’s postretirement benefit obligations at December 31, 2005:

	One Percentage Point

(in millions)	Increase	Decrease

Non-U.S. plans	$8	$(6)
U.S. plans	$(2)	$2

Discount Rate Methodology
    The projected benefit cash flows under the AIG Retirement Plan (the main US plan) were discounted using the spot rates derived from the Citigroup Pension Discount Curve as of December 31, 2005 and an equivalent single discount rate was derived resulting in the same liability. This single discount rate was rounded to the nearest 25 basis points, namely 5.5 percent, and applied to all U.S. plans.
    Prior to using the Citigroup Pension Discount Curve in 2005, the discount rate assumptions were based on the yield of the Moody’s Investor Service (Moody’s) Aa long-term corporate bond index.
    Japan represents over 70 percent of the liabilities of the non-U.S. pension plans. The discount rate for Japan was selected by reference to the published Moody’s/S&P AA Corporate Bond Universe at the measurement date having regard to the duration of the plans’ liabilities.
    The mortality assumption for AIG’s U.S. plans has been revised for the December 31, 2005 obligations. The 2004 and 2005 expense and the obligations at December 31, 2004 were based on the 1983 Group Annuity Mortality Table. The December 31, 2005 obligations were based on the RP2000 White Collar Combined Mortality Table projected to 2006. Due to continued improvements in life expectancy, the updated table is expected to better represent AIG’s anticipated future experience under the plans. The mortality assumptions for AIG’s non-U.S. plans vary by country. No changes have been made for the December 31, 2005 obligations. The assumptions used are expected to reasonably anticipate future mortality experience.
(f) Funded Status: The funded status of the AIG defined benefit plans is a comparison of the pension benefit obligations to the assets related to the respective plan, if any. The difference between the two represents amounts that have been appropriately recognized as expenses in prior periods or represent amounts that will be recognized as expenses in the future.
AIG  -  Form 10-K

Notes to Consolidated Financial Statements Continued

15. Employee Benefits
Continued
The following table sets forth the funded status of the plans, reconciled to the amount reported on the consolidated balance sheet at December 31, 2005 and 2004:

	Pension			Postretirement(b)

	Non-U.S.	U.S.		Non-U.S.	U.S.
(in millions)	Plans(a)	Plans	Total	Plans	Plans	Total

2005
Fair value of plan assets	$699	$2,561	$3,260	$–	$–	$–
Less projected benefit obligations	1,351	3,130	4,481	43	205	248

Funded status	(652)	(569)	(1,221)	(43)	(205)	(248)
Amounts not yet recognized:
Actuarial (gains)/losses(c)	303	1,093	1,396	3	5	8
Prior service cost	(79)	(23)	(102)	–	(32)	(32)
Transition obligations	1	–	1	–	–	–

Net amount recognized	$(427)	$501	$74	$(40)	$(232)	$(272)

Composition of net amount recognized:
Prepaid benefit cost	$24	$670	$694	$–	$–	$–
Accrued benefit cost	(590)	(217)	(807)	(40)	(232)	(272)
Intangible asset	3	6	9	–	–	–
Accumulated other comprehensive income	136	42	178	–	–	–

Net amount recognized	$(427)	$501	$74	$(40)	$(232)	$(272)

2004
Fair value of plan assets	$624	$2,247	$2,871	$–	$–	$–
Less projected benefit obligations	1,376	2,750	4,126	35	243	278

Funded status	(752)	(503)	(1,255)	(35)	(243)	(278)
Amounts not yet recognized:
Actuarial (gains)/losses(c)	380	840	1,220	–	44	44
Prior service cost	(101)	3	(98)	–	(39)	(39)
Transition obligations	2	–	2	–	–	–

Net amount recognized	$(471)	$340	$(131)	$(35)	$(238)	$(273)

Composition of net amount recognized:
Prepaid benefit cost	$13	$499	$512	$–	$–	$–
Accrued benefit cost	(697)	(191)	(888)	(35)	(238)	(273)
Intangible asset	5	6	11	–	–	–
Accumulated other comprehensive income	208	26	234	–	–	–

Net amount recognized	$(471)	$340	$(131)	$(35)	$(238)	$(273)

(a)	A significant portion of these plans, particularly those in Japan, are not required by local regulation to be funded currently. With respect to the funded status of these Japanese plans, the projected benefit obligation amounts to approximately $410 million and $480 million and approximately $360 million and $400 million has been recognized at December 31, 2005 and December 31, 2004, respectively.

(b)	AIG does not currently fund postretirement benefits.

(c)	Actuarial (gains)/losses are amounts included in the projected benefit obligations but not yet recognized in the financial statements.
Defined benefit pension plan obligations where the projected benefit obligation was in excess of the related plan assets at December 31, 2005 and 2004 were as follows:

	2005		2004

	Non-U.S.	U.S.	Non-U.S.	U.S.
(in millions)	Plans	Plans	Plans	Plans

Projected benefit obligation	$1,284	$3,130	$1,344	$2,750
Accumulated benefit obligation	1,163	2,704	1,240	2,367
Fair value of plan assets	610	2,561	576	2,247

AIG  -  Form 10-K

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

15. Employee Benefits
Continued
Defined benefit pension plan obligations where the accumulated benefit obligation was in excess of the related plan assets at December 31, 2005 and 2004 were as follows:

	2005		2004

	Non-U.S.	U.S.	Non-U.S.	U.S.
(in millions)	Plans	Plans	Plans	Plans

Projected benefit obligation	$1,281	$268	$1,324	$232
Accumulated benefit obligation	1,161	224	1,226	194
Fair value of plan assets	607	9	558	9

(g) Plan Assets:
The following table sets forth the change in plan assets as at December 31, 2005 and 2004:

	Pension			Postretirement

	Non-U.S.	U.S.		Non-U.S.	U.S.
(in millions)	Plans	Plans	Total	Plans	Plans	Total

2005
Change in plan assets:
Fair value of plan assets at beginning of year	$624	$2,247	$2,871	$–	$–	$–
Actual return on plan assets net of expenses	101	113	214	–	–	–
AIG contributions	95	298	393	1	16	17
Participant contributions	1	–	1	–	–	–
Benefits paid:
AIG assets	(28)	(11)	(39)	(1)	(16)	(17)
Plan assets	(29)	(84)	(113)	–	–	–
Effect of foreign currency fluctuation	(85)	–	(85)	–	–	–
Other	20	(2)	18	–	–	–

Fair value of plan assets at end of year	$699	$2,561	$3,260	$–	$–	$–

2004
Change in plan assets:
Fair value of plan assets at beginning of year	$591	$2,124	$2,715	$–	$–	$–
Actual return on plan assets net of expenses	40	151	191	–	–	–
AIG contributions	81	61	142	1	16	17
Participant contributions	2	–	2	–	–	–
Benefits paid:
AIG assets	(48)	(8)	(56)	(1)	(16)	(17)
Plan assets	(27)	(71)	(98)	–	–	–
Effect of foreign currency fluctuation	30	–	30	–	–	–
Other*	(45)	(10)	(55)	–	–	–

Fair value of plan assets at end of year	$624	$2,247	$2,871	$–	$–	$–

*	Approximately $50 million was disbursed as a result of the settlement of certain Japanese plan obligations with the Japanese government.
AIG  -  Form 10-K

Notes to Consolidated Financial Statements Continued

15. Employee Benefits
Continued
The asset allocation percentage by major asset class for AIG’s U.S. plans at December 31, 2005 and 2004, and the target allocation for 2006 follows:

		Allocation

	Target	Actual	Actual
	2006	2005	2004

Asset class:
Equity securities	0-70%	59%	63%
Debt securities	0-100	34	32
Other	0-40	7	5

Total	100%	100%	100%

The asset allocation percentage by major asset class for AIG’s non-U.S. plans at December 31, 2005 and 2004, and the target allocation for 2006 follows:

		Allocation

	Target	Actual	Actual
	2006	2005	2004

Asset class:
Equity securities	0-75%	46%	32%
Debt securities	0-100	27	14
Other	0-100	27	54

Total	100%	100%	100%

    The “Other” includes alternative asset classes.
    Included in equity securities at December 31, 2005 and 2004 were 0.6 million and 1.2 million shares of AIG common stock, with values of $41.1 million and $79.3 million, respectively.
    The investment strategy with respect to AIG’s pension plan assets is to preserve capital and to seek investment returns with a goal of fully funding the plan.
    The expected rate of return with respect to AIG’s domestic pension plan was 8.0 percent and 8.25 percent for the twelve months ended December 31, 2005 and 2004, respectively. These rates of return are an aggregation of expected returns within each asset category. The return with respect to each asset class considers both historical returns and the future expectations for such returns.
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
    AIG contributed $393 million during 2005 to its U.S. and non-U.S. pension plans. The annual pension contribution for 2006 is expected to be approximately $70 million for U.S. and non-U.S. plans.
The expected future benefit payments, net of participants’ contributions with respect to the defined benefit pension plans and other postretirement benefit plans, are as follows:

	Pension		Postretirement

	Non-U.S.	U.S.	Non-U.S.	U.S.
(in millions)	Plans	Plans	Plans	Plans

2006	$61	$102	$1	$16
2007	63	111	1	17
2008	68	119	1	17
2009	76	128	1	18
2010	73	137	1	18
2011-2015	401	885	6	98

AIG  -  Form 10-K

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

15. Employee Benefits
Continued
(i) Net Periodic Benefit Costs:
The following table presents the components of the net periodic benefit costs with respect to pensions and other benefits for the years ended December 31, 2005, 2004 and 2003:

	Pensions			Postretirement

	Non-U.S.	U.S.		Non-U.S.	U.S.
(in millions)	Plans	Plans	Total	Plans	Plans	Total

2005
Components of net periodic benefit cost:
Service cost	$71	$111	$182	$4	$5	$9
Interest cost	32	153	185	2	11	13
Expected return on assets	(21)	(180)	(201)	–	–	–
Amortization of prior service cost	(10)	(3)	(13)	–	(6)	(6)
Amortization of transitional liability	1	–	1	–	–	–
Recognition of net actuarial (gains)/losses	21	55	76	–	–	–
Other	7	1	8	–	–	–

Net periodic benefit cost	$101	$137	$238	$6	$10	$16

2004
Components of net periodic benefit cost:
Service cost	$59	$101	$160	$3	$6	$9
Interest cost	33	147	180	2	14	16
Expected return on assets	(22)	(170)	(192)	–	–	–
Amortization of prior service cost	(8)	–	(8)	–	(7)	(7)
Amortization of transitional liability	2	–	2	–	–	–
Recognition of net actuarial (gains)/losses	15	53	68	11	2	13
Other*	(24)	–	(24)	3	–	3

Net periodic benefit cost	$55	$131	$186	$19	$15	$34

2003
Components of net periodic benefit cost:
Service cost	$52	$79	$131	$1	$4	$5
Interest cost	33	151	184	1	15	16
Expected return on assets	(18)	(145)	(163)	–	–	–
Amortization of prior service cost	(3)	4	1	–	(6)	(6)
Amortization of transitional liability	2	1	3	–	–	–
Recognition of net actuarial (gains)/losses	19	61	80	–	1	1
Other	(26)	–	(26)	–	–	–

Net periodic benefit cost	$59	$151	$210	$2	$14	$16

*	The reduction resulted from transferring to the Japanese government certain Japanese plan obligations approximating $50 million reduced by approximately $26 million loss incurred with respect to the settlement of those obligations.
AIG  -  Form 10-K

Notes to Consolidated Financial Statements Continued

15. Employee Benefits
Continued
The weighted average assumptions used to determine the net periodic benefit costs for the years ended December 31, 2005, 2004, and 2003 were as follows:

	Pension		Postretirement

	Non-U.S.	U.S.	Non-U.S.	U.S.
	Plans*	Plans	Plans*	Plans

2005
Discount rate	1.75 - 12.00%	5.75%	4.50 - 6.00%	5.75%
Rate of compensation increase	1.50 - 10.00%	4.25%	3.00%	4.25%
Expected return on assets	2.15 - 13.50%	8.00%	N/A	N/A
2004
Discount rate	2.00 - 8.00%	6.00%	5.50 - 6.00%	6.00%
Rate of compensation increase	1.50 - 7.00%	4.25%	5.50%	4.25%
Expected return on assets	2.50 - 10.00%	8.25%	N/A	N/A
2003
Discount rate	2.00 - 8.00%	6.75%	5.50 - 6.00%	6.75%
Rate of compensation increase	1.50 - 7.00%	4.50%	5.50%	4.50%
Expected return on assets	3.00 - 10.00%	8.75%	N/A	N/A

*	The benefit obligations outside the United States reflect those assumptions that were most appropriate for each local economic environment of the subsidiaries providing such benefits.
    AIG’s postretirement plans provide benefits primarily in the form of defined employer contributions as opposed to defined employer benefits. As such, a change in the assumed healthcare cost trend rate has little effect on postretirement expense.
16. Benefits Provided by Starr International Company, Inc.
SICO has provided a series of two-year Deferred Compensation Profit Participation Plans (SICO Plans) to certain AIG employees. The SICO Plans came into being in 1975 when the voting shareholders and Board of Directors of SICO, a private holding company whose principal asset is AIG common stock, decided that a portion of the capital value of SICO should be used to provide an incentive plan for the current and succeeding managements of all American International companies, including AIG.
    None of the costs of the various benefits provided under the SICO Plans has been paid by AIG, although AIG has recorded a charge to reported earnings for the deferred compensation amounts paid to AIG employees by SICO, with an offsetting entry to additional paid-in capital reflecting amounts deemed contributed by SICO. The SICO Plans provide that shares currently owned by SICO may be set aside by SICO for the benefit of the participant and distributed upon retirement. The SICO Board of Directors currently may permit an early payout of units under certain circumstances. Prior to payout, the participant is not entitled to vote, dispose of or receive dividends with respect to such shares, and shares are subject to forfeiture under certain conditions, including but not limited to the participant’s voluntary termination of employment with AIG prior to normal retirement age. Under the SICO Plans, SICO’s Board of Directors may elect to pay a participant cash in lieu of shares of AIG common stock. Following notification from SICO to participants in the SICO Plans that it will settle specific future awards under the SICO Plans with shares rather than cash, AIG modified its accounting for the SICO Plans from variable to fixed measurement accounting. AIG gave effect to this change in settlement method beginning on December 9, 2005, the date of SICO’s notice to the SICO Plans’ participants. See also Note 12(f) herein.
    Prior to 2005, SICO also provided certain personal benefits to AIG employees. The cost of such benefits, primarily attributable to personal use of corporate aircraft, has not been included in compensation expense.
    Compensation expense with respect to the SICO Plans aggregated $205 million, $62 million and $280 million for 2005, 2004 and 2003, respectively.
    As a result of its changing relationship with Starr and SICO, AIG is establishing new executive compensation plans to replace the SICO plans and investment opportunities previously provided by Starr. The replacement plans include both share-based plans and cash-based plans. In addition, these replacement plans generally include performance as well as service conditions.

AIG  -  Form 10-K

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

17.	Leases
(a) AIG and its subsidiaries occupy leased space in many locations under various long-term leases and have entered into various leases covering the long-term use of data processing equipment.
At December 31, 2005, the future minimum lease payments under operating leases were as follows:

(in millions)

2006	$573
2007	436
2008	325
2009	253
2010	215
Remaining years after 2010	932

Total	$2,734

    Rent expense approximated $597 million, $568 million, and $524 million for the years ended December 31, 2005, 2004, and 2003 respectively.
(b) Minimum future rental income on noncancelable operating leases of flight equipment which have been delivered at December 31, 2005 was as follows:

(in millions)

2006	$3,227
2007	2,813
2008	2,296
2009	1,820
2010	1,490
Remaining years after 2010	3,740

Total	$15,386

    Flight equipment is leased, under operating leases, with remaining terms ranging from 1 to 16 years.

18.	Ownership and Transactions With Related Parties
(a) Ownership: According to the Schedule 13D filed on March 7, 2006 by Starr, SICO, Edward E. Matthews, Maurice R. Greenberg, the Maurice R. and Corinne P. Greenberg Family Foundation, Inc. and the Universal Foundation, Inc., these reporting persons may be deemed to beneficially own 396,124,637 shares of common stock. Based on the shares of common stock outstanding as of December 31, 2005, this ownership represents approximately 15 percent of the voting stock of AIG.
(b) Transactions with Related Parties: During the ordinary course of business during 2005, AIG and its subsidiaries paid commissions to Starr and its subsidiaries for the production and management of insurance business. There are no significant receivables from/payables to related parties at December 31, 2005. Payment for the production of insurance business to Starr aggregated approximately $214 million in 2005, $205 million in 2004, and $173 million in 2003, from which Starr generally is required to pay commissions due to originating brokers and its operating expenses. AIG also received approximately $23 million in 2005, $24 million in 2004, and $24 million in 2003 from Starr and paid approximately $20,000 in 2005, $39,000 in 2004, and $114,000 in 2003 to Starr in rental fees and for services none in 2005, $262,000 in 2004 and 2003. AIG also received approximately $2 million in 2005, $1 million in 2004, and $2 million in 2003, respectively, from SICO and paid approximately $1 million in each of the years 2005, 2004 and 2003 to SICO as reimbursement for services rendered at cost. AIG also paid to SICO $3 million in 2005, $4 million in 2004, and $4 million in 2003 in rental fees.
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
    The provisions of FIN46R had to be applied immediately to VIEs created after January 31, 2003, and to VIEs in which AIG obtains an interest after that date. For VIEs in which AIG held a variable interest that it acquired before February 1, 2003, FIN46R was applied as of December 31, 2003. For any VIEs that were consolidated under FIN46R that were created before February 1, 2003, the assets, liabilities and noncontrolling interest of the VIEs were initially measured at their fair values with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. In accordance with the transition provisions of FIN46R, AIG recorded a gain of $9 million ($14 million before tax) reported as a cumulative effect of an accounting change for the fourth
AIG  -  Form 10-K

Notes to Consolidated Financial Statements Continued

19. Variable Interest Entities
Continued
quarter of 2003 and added approximately $4.7 billion of assets and liabilities to its consolidated balance sheet at December 31, 2003.
    Of the $4.7 billion, approximately $4.2 billion relates to assets and liabilities arising from AIG’s real estate partnerships, principally affordable housing transactions involving AIG SunAmerica subsidiaries, and private equity partnerships managed by AIG Global Investment Group and AIG Capital Partners.
    SunAmerica Affordable Housing Partners, Inc. (SAAHP) organizes limited partnerships that are considered to be VIEs, and that are consolidated by AIG. The partnerships invest as limited partners in operating partnerships that develop and operate low income housing and a smaller number of market rate properties across the United States. The general partners in the operating partnerships are almost exclusively unaffiliated third-party developers. AIG does not generally consolidate an operating partnership if the general partner is an unaffiliated person. Through approximately 1,000 partnerships, SAAHP has invested in developments with approximately 147,000 apartment units nationwide, and has syndicated over $5 billion in partnership equity since 1991 to other investors who will receive, among other benefits, tax credits under certain sections of the Internal Revenue Code. AIG Retirement Services, Inc. functions as the general partner in certain limited partnerships and acts as both a credit enhancer in certain transactions, through differing structures with respect to funding development costs for the operating partnerships, and as guarantor that investors will receive the tax benefits projected at the time of syndication. As part of their incentive compensation, certain key SAAHP employees have been awarded residual cash flow interests in the partnerships, subject to certain vesting requirements. The operating income of SAAHP is reported, along with other SunAmerica partnership income, as a component of AIG’s Asset Management segment.
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
    As of December 31, 2005, AIGFP was the primary beneficiary in the following VIEs:

-	An asset-backed commercial paper conduit, with which it entered into several total return swaps covering all the conduit’s assets that absorb the majority of the expected losses of the entity. The total assets of the conduit that serve as collateral to the conduit’s obligations that are reflected in AIG’s consolidated balance sheet at December 31, 2005 were $5.9 billion.
-	Several structured financing transactions in which AIGFP held the first loss position either by investing in the equity of the entity or implicitly through a lending or derivative arrangement. The total assets of these entities that are reflected in AIG’s consolidated balance sheet at December 31, 2005 were $1.6 billion. The obligations of these entities are paid solely from the cash flows of the assets held by the VIEs.
    As of December 31, 2005 and 2004, AIG’s consolidated balance sheet included approximately $11.8 billion and $8.1 billion of assets and liabilities connected to entities consolidated under FIN46R.
    The following VIE activities are not consolidated by AIG under FIN46R:

-	AIG uses VIEs primarily in connection with certain guaranteed investment contract programs (GIC Programs) written by its Life Insurance & Retirement Services subsidiaries. In the GIC Programs, AIG’s Life Insurance subsidiaries (principally SunAmerica Life Insurance Company) provide guaranteed investment contracts to VIEs which are not controlled by AIG, and in which AIG does not have a direct variable interest, as defined under FIN46R, in the entity. The VIE issues notes or bonds which are sold to third-party institutional investors. Neither AIG nor the insurance company issuing the GICs has any obligation to the investors in the notes or bonds. The proceeds from the securities issued by the VIE are invested by the VIE in the GICs. The insurance company subsidiaries use the proceeds to invest in a diversified portfolio of securities, primarily investment grade bonds. Both the assets and the liabilities of the insurance companies arising from these GIC Programs are presented in AIG’s consolidated balance sheet. Thus, at December 31, 2005, approximately $37 billion of policyholders’ contract deposits represented liabilities from issuances of GICs included in these GIC Programs, the proceeds of which are used to invest in insurance invested assets.
-	AIG manages Collateralized Bond and Loan Obligation trusts (collectively, Collateralized Debt Obligation trusts or CDO trusts). As asset manager, AIG receives fees for management of the assets held in the CDO trust, which support the issuance of securities sold by the CDO trust. AIG may take minority equity and/or fixed-income security interests in the CDO trust. AIG has entered into such arrangements to expand its asset management activities. Third-party investors have recourse only to the CDO trust and have no recourse to AIG.
-	AIG’s insurance operations also invest in obligations of VIEs. These VIEs are established by unrelated third parties. Investments include collateralized mortgage backed securities and similar securities backed by pools of mortgages, consumer receivables, or other assets. The investment in these VIEs allows AIG’s insurance entities to purchase assets permitted by insurance regulations while maximizing their return on these assets.

AIG  -  Form 10-K

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

19. Variable Interest Entities
Continued
    AIGFP has significant variable interests in various transactions where AIGFP is not the primary beneficiary. These transactions consist principally of structured financings, in which AIGFP owns an investment interest or is a lender, financial derivatives or credit support provider. At December 31, 2005 and 2004, the total assets of these entities were $29.9 billion and $18.1 billion, respectively. AIGFP’s maximum exposure to loss in these transactions, at December 31, 2005, was $15.1 billion in the aggregate.

20.	Derivatives
Derivatives are financial arrangements among two or more parties with returns linked to or “derived” from some underlying equity, debt, commodity or other asset, liability, or index. Derivative payments may be based on interest rates and exchange rates and/or prices of certain securities, commodities, or financial or commodity indices or other variables. These instruments are carried at fair value in the consolidated balance sheet. Collateral is required, at the discretion of AIG, on certain transactions based on the creditworthiness of the counterparty.
    The overwhelming majority of AIG’s derivatives activities are conducted by the Capital Markets operations. AIGFP becomes a party to derivative financial instruments in the normal course of business and to reduce currency, interest rate, commodity, and equity exposures. Interest rate, currency, commodity, and equity risks related to such instruments are reflected in the consolidated financial statements and are carried at a market or a fair value, whichever is appropriate. The recorded estimated fair values of such instruments may be different from the values that might be realized if AIGFP was required to sell or close out the transactions prior to maturity.
    AIGFP, in the ordinary course of operations and as principal, structures and enters into derivative transactions to meet the needs of counterparties who may be seeking to hedge certain aspects of such counterparties’ operations or obtain a desired financial exposure. AIGFP also enters into derivative transactions to hedge the financial exposures arising from its counterparty transactions. Such derivative transactions include interest rate, currency, commodity, credit and equity swaps, swaptions, and forward commitments. Interest rate swap transactions generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts. AIGFP typically becomes a principal in the exchange of interest payments between the parties and, therefore, is exposed to counterparty credit risk and may be exposed to loss, if counterparties default. Currency, commodity, and equity swaps are similar to interest rate swaps, but involve the exchange of specific currencies or cashflows based on the underlying commodity, equity securities or indices. Also, they may involve the exchange of principal amounts at the beginning and end of the transaction. Swaptions are options where the holder has the right but not the obligation to enter into a swap transaction or cancel an existing swap transaction. At December 31, 2005, the aggregate notional principal amount of AIGFP’s outstanding swap transactions approximated $1,224 billion, primarily related to interest rate swaps of approximately $837.4 billion.
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
The following table presents the contractual and notional amounts by maturity and type of derivative of Capital Markets derivatives portfolio at December 31, 2005 and 2004:

	Remaining Life of Notional Amount*

	One	Two Through	Six Through	After Ten	Total	Total
(in millions)	Year	Five Years	Ten Years	Years	2005	2004

Capital Markets interest rate, currency and equity swaps and swaptions:
Notional amount:
Interest rate swaps	$235,255	$440,686	$141,482	$19,966	$837,389	$858,733
Currency swaps	57,555	103,483	35,886	14,595	211,519	275,466
Swaptions, equity and commodity swaps	84,960	52,566	22,148	15,423	175,097	151,789

Total	$377,770	$596,735	$199,516	$49,984	$1,224,005	$1,285,988

*	Notional amount is not representative of either market risk or credit risk and is not recorded on the consolidated balance sheet.
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
AIG  -  Form 10-K

Notes to Consolidated Financial Statements Continued

20. Derivatives
Continued
options, AIGFP generally receives an option premium and then manages the risk of any unfavorable change in the value of the underlying commodity, currency or index by entering into offsetting transactions with third-party market participants.
Risks arise as a result of movements in current market prices from contracted prices, and the potential inability of the counterparties to meet their obligations under the contracts. At December 31, 2005, the contractual amount of Capital Markets futures, forward and option contracts approximated $321.1 billion.
The following table presents Capital Markets futures, forward and option contracts portfolio by maturity and type of derivative at December 31, 2005 and 2004:

	Remaining Life

	One	Two Through	Six Through	After Ten	Total	Total
(in millions)	Year	Five Years	Ten Years	Years	2005	2004

Futures, forward and options contracts:
Exchange traded futures and options contracts contractual amount	$19,182	$4,768	$1,287	$61	$25,298	$27,456
Over the counter forward contracts contractual amount	287,894	7,017	867	–	295,778	277,935

Total	$307,076	$11,785	$2,154	$61	$321,076	$305,391

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
    In certain cases, the credit risk associated with a designated portfolio is tranched into different layers of risk, which are then analyzed and rated by the credit rating agencies. Typically, there will be an equity layer covering the first credit losses in respect of the portfolio up to a specified percentage of the total portfolio, and then successive layers that are rated, generally a BBB-rated layer, an A-rated layer, an AA-rated layer, and an AAA-rated layer. In transactions that are rated, the risk layer or tranche that is immediately junior to the threshold level above which AIGFP’s payment obligation would generally arise is rated AAA by the rating agencies. In transactions that are not rated, AIGFP applies the same risk criteria for setting the threshold level for its payment obligations. Therefore the risk layer assumed by AIGFP with respect to the designated portfolio in these transactions is often called the “super senior” risk layer, defined as the layer of credit risk senior to a risk layer that has been rated AAA by the credit rating agencies or if the transaction is not rated, equivalent thereto. For example, in a transaction with an equity layer covering credit losses from zero to two percent of the total portfolio, a BBB-rated layer covering credit losses from two to four percent, an A-rated layer from four to six percent, an AA-rated layer from six to eight percent, and a AAA-rated layer from eight to 11 percent. AIGFP would cover credit losses arising in respect of the portfolio that exceeded an 11 percent first loss threshold amount and thereby bear risk that is senior to the AAA-rated risk layer.
    AIGFP continually monitors the underlying portfolios to determine whether the credit loss experience for any particular portfolio has caused the likelihood of AIGFP having a payment obligation under the transaction to be greater than super senior risk. AIGFP maintains the ability opportunistically to economically hedge specific securities in a portfolio and thereby further limit its exposure to loss and has hedged outstanding transactions in this manner on occasion. AIGFP has never had a payment obligation under these credit derivatives transactions where AIGFP is providing credit protection on the super senior risk. Furthermore, based on portfolio credit losses experienced as of December 31, 2005 under all such outstanding transactions, no transaction has experienced credit losses in an amount that has made the likelihood of AIGFP having to make a payment, in AIGFP’s view, to be greater than remote, even in severe recessionary market scenarios. At December 31, 2005, the notional amount with respect to the Capital Markets credit derivative portfolio (including the super senior transactions) was $387.2 billion.
    AIGFP utilizes various credit enhancements, including letters of credit, guarantees, collateral, credit triggers, credit derivatives, and margin agreements to reduce the credit exposure relating to derivative financial instruments. AIGFP requires credit enhancements in connection with specific transactions based on, among other things, the creditworthiness of the counterparties, and the transaction’s size and maturity. In addition, Capital Markets derivative transactions are generally documented under ISDA Master Agreements. Management believes that such agreements provide for legally enforceable set-off and close-out netting of exposures to specific counterparties. Under such agreements, in connection with an early termination of a transaction, AIGFP is permitted to set-off its receivables from a counterparty against its payables to the same counterparty arising out of all included transactions. As a result, the fair value represents the net sum of estimated positive fair values after the application of such strategies and

AIG  -  Form 10-K

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

20. Derivatives
Continued
agreements. After consideration of these credit enhancements, the fair value of AIGFP’s interest rate, currency, commodity and equity swaps, options, swaptions, and forward commitments, futures, and forward contracts approximated $18.70 billion at December 31, 2005 and $22.67 billion at December 31, 2004. These amounts have been determined in accordance with the respective close-out netting provisions under the applicable ISDA Master Agreements. The fair value represents the maximum potential loss to AIGFP.
    AIGFP independently evaluates the creditworthiness of its counterparties, taking into account credit ratings assigned by recognized statistical rating organizations. In addition, AIGFP’s credit approval process involves pre-set counterparty and country credit exposure limits and, for particularly credit intensive transactions, obtaining approval from AIG’s Credit Risk Committee. AIGFP estimates that the average credit rating of Capital Markets derivatives counterparties, measured by reference to the fair value of its derivative portfolio as a whole, is equivalent to the AA rating category. The maximum potential loss will increase or decrease during the life of the derivative commitments as a function of maturity and market conditions.
Capital Markets determines counterparty credit quality by reference to ratings from independent rating agencies or, where such ratings are not available, by internal analysis. At December 31, 2005 and 2004, the counterparty credit quality with respect to the fair value of Capital Markets derivatives portfolios were as follows:

	Fair Value

	Total	Total
(in millions)	2005	2004

Counterparty credit quality:
AAA	$4,568	$9,185
AA	8,057	7,244
A	3,838	4,448
BBB	1,709	1,193
Below investment grade	523	600

Total	$18,695	$22,670

At December 31, 2005 and 2004, the counterparty breakdown by industry with respect to the fair value of Capital Markets derivatives portfolio was as follows:

	Fair Value

	Total	Total
(in millions)	2005	2004

Non-U.S. banks	$6,182	$7,163
Insured municipalities	387	543
U.S. industrials	1,434	2,139
Governmental	2,158	1,387
Non-U.S. financial service companies	873	1,511
Non-U.S. industrials	2,287	2,377
Special purpose	2,529	4,937
U.S. banks	1,147	773
U.S. financial service companies	1,618	1,726
Supranationals	51	114
Utility	29	–

Total	$18,695	$22,670

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
    AIG and its subsidiaries also use derivatives and other instruments as part of its financial risk management programs. Interest rate derivatives (such as interest rate swaps) are used to manage interest rate risk associated with its investments in fixed income securities, commercial paper issuances, medium and long-term note offerings, and other interest rate sensitive assets and liabilities. In addition, foreign exchange derivatives (principally cross currency swaps, forwards and options) are used to economically hedge non-U.S. dollar denominated debt, net capital exposures and foreign exchange transactions. The derivatives are effective economic hedges of the exposures they are meant to offset. For accounting purposes, a limited number of these derivatives have been designated as hedging instruments under FAS 133. The effect on earnings from those derivatives that have been designated as hedges is insignificant for 2005 and 2004.

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
AIG  -  Form 10-K

Notes to Consolidated Financial Statements Continued

21.	Variable Life and Annuity Contracts
Continued
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
The vast majority of AIG’s exposure on guarantees made to variable contract holders arises from GMDB. Details concerning AIG’s GMDB exposures as of December 31, 2005 and 2004 are as follows:

	Net Deposits
	Plus a Minimum	Highest Contract
(dollars in billions)	Return	Value Attained

2005
Account Value(a)	$59	$13
Amount at Risk(b)	7	1
Average Attained Age of Contract Holders by Product	51-70 years	57-70 years

Range of Guaranteed Minimum Return Rates	0-10%

2004
Account Value(a)	$57	$12
Amount at Risk(b)	8	2
Average Attained Age of Contract Holders by Product	49-70 years	52-68 years

Range of Guaranteed Minimum Return Rates	0-10%

(a)	Included in Policyholders’ Contract Deposits in the Consolidated Balance Sheet.

(b)	Represents the amount of death benefit currently in excess of Account Value.
The following summarizes GMDB liabilities for guarantees on variable contracts reflected in the general account.

(in millions)	2005	2004

Balance at January 1	$485	$479	*
Reserve increase	33	86
Benefits paid	(76)	(80)

Balance at December 31	$442	$485

*	Includes amounts from the one-time cumulative accounting charge resulting from the adoption of SOP 03-1.
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
    The following assumptions and methodology were used to determine the domestic and foreign GMDB liability as of December 31, 2005:

-	Data used was up to 5,000 stochastically generated investment performance scenarios.
-	Mean investment performance assumptions ranged from approximately three percent to ten percent depending on the block of business.
-	Volatility assumptions ranged from 10 percent to 30 percent depending on the block of business.
-	Mortality was assumed at between 60 percent and 103 percent of various life and annuity mortality tables.

AIG  -  Form 10-K

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

21.	Variable Life and Annuity Contracts
Continued

-	For domestic contracts, lapse rates vary by contract type and duration and ranged from zero percent to 40 percent. For Japan, lapse rates ranged from zero percent to 20 percent depending on the type of contract.
-	For domestic contracts, the discount rate ranged from 3.25 percent to 11 percent. For Japan, the discount rate ranged from zero percent to seven percent.
    In addition to GMDB, AIG’s contracts currently include to a lesser extent GMIB. The GMIB liability is determined each period end by estimating the expected value of the annuitization benefits in excess of the projected account balance at the date of annuitization and recognizing the excess ratably over the accumulation period based on total expected assessments. AIG regularly evaluates estimates used and adjusts the additional liability balance, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised. As of December 31, 2005, most of AIG’s GMIB exposure was transferred via reinsurance agreements. Contracts with GMIB not reinsured have account values of $2.8 billion with a corresponding reserve of less than $1 million.
    AIG contracts currently include a minimal amount of GMAV and GMWB. GMAV and GMWB are considered to be derivatives and are recognized at fair value through earnings. AIG enters into derivative contracts to partially hedge the economic exposure that arises from GMAV and GMWB.
AIG  -  Form 10-K

Notes to Consolidated Financial Statements Continued

22. Restated Quarterly Financial Information (Unaudited)
The following quarterly financial information for each of the three months ended March 31, June 30, September 30 and December 31, 2005 and 2004 is unaudited and was restated as described in Note 2(b) of Notes to Consolidated Financial Statements in AIG’s Annual Report on Form 10-K/ A for the year ended December 31, 2004 and Note 1(hh) herein. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results of operations for such periods, have been made for a fair presentation of the results shown.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended

	March 31,			June 30,			September 30,			December 31,

	2005			2005			2005
(in millions, except per share	Previously	2005		Previously	2005		Previously	2005
data)	Reported	Restated	2004	Reported	Restated	2004	Reported	Restated	2004	2005	2004
Revenues:
Premiums and other considerations	$17,682	$17,680	$15,979	$17,541	$17,536	$16,175	$17,244	$17,243	$17,281	$17,750	$17,190
Net investment income	5,292	5,332	4,600	5,198	5,227	4,541	5,629	5,654	4,509	5,952	4,815
Realized capital gains (losses)	88	137	(86)	245	(125)	89	79	77	(78)	252	119
Other revenues	4,050	4,053	2,729	3,877	5,265	3,284	3,409	3,434	3,602	3,438	2,917

Total revenues	27,112	27,202	23,222	26,861	27,903	24,089	26,361	26,408	25,314	27,392	25,041

Benefits and expenses:
Incurred policy losses and benefits	14,865	14,873	13,590	14,336	14,283	13,480	16,503	16,501	15,217	18,054	16,073
Insurance acquisition & other operating expenses	6,804	6,680	5,790	6,730	6,919	5,960	7,381	7,360	6,041	9,022	6,670

Total benefits and expenses	21,669	21,553	19,380	21,066	21,202	19,440	23,884	23,861	21,258	27,076	22,743

Income before income taxes, minority interest and cumulative effect of an accounting change	5,443	5,649	3,842	5,795	6,701	4,649	2,477	2,547	4,056	316	2,298

Income taxes:
Current	987	968	1,345	790	1,015	1,092	372	372	201	214	(45)
Deferred	626	738	(215)	884	1,068	372	334	376	1,064	(493)	593

	1,613	1,706	1,130	1,674	2,083	1,464	706	748	1,265	(279)	548

Income before minority interest and cumulative effect of an accounting change	3,830	3,943	2,712	4,121	4,618	3,185	1,771	1,799	2,791	595	1,750

Minority interest	(146)	(144)	(70)	(129)	(129)	(105)	(54)	(54)	(142)	(151)	(138)

Income before cumulative effect of an accounting change	3,684	3,799	2,642	3,992	4,489	3,080	1,717	1,745	2,649	444	1,612

Cumulative effect of an accounting change, net of tax	-	-	(144)	-	-	-	-	-	-	-	-

Net income	$3,684	$3,799	$2,498	$3,992	$4,489	$3,080	$1,717	$1,745	$2,649	$444	$1,612

Earnings per common share:
Basic
Income before cumulative effect of an accounting change	$1.42	$1.46	$1.01	$1.54	$1.73	$1.19	$0.66	$0.67	$1.01	$0.17	$0.62
Cumulative effect of an accounting change, net of tax	-	-	(0.06)	-	-	-	-	-	-	-	-
Net income	1.42	1.46	0.95	1.54	1.73	1.19	0.66	0.67	1.01	0.17	0.62

Diluted
Income before cumulative effect of an accounting change	$1.40	$1.45	$1.00	$1.53	$1.71	$1.17	$0.65	$0.66	$1.00	$0.17	$0.62
Cumulative effect of an accounting change, net of tax	-	-	(0.06)	-	-	-	-	-	-	-	-
Net income	1.40	1.45	0.94	1.53	1.71	1.17	0.65	0.66	1.00	0.17	0.62

Average shares outstanding:
Basic	2,597	2,597	2,610	2,596	2,596	2,608	2,597	2,597	2,606	2,597	2,601
Diluted	2,624	2,624	2,642	2,623	2,623	2,640	2,624	2,624	2,638	2,626	2,632

AIG  -  Form 10-K

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

23.	Information Provided in Connection With Outstanding Debt
The following condensed consolidating financial statements are provided in compliance with Regulation S-X of the SEC.
(a) AGC is a holding company and a wholly owned subsidiary of AIG. AIG provides a full and unconditional guarantee of all outstanding debt of AGC.
AMERICAN GENERAL CORPORATION (AGC):
CONDENSED CONSOLIDATING BALANCE SHEET

	American
	International
	Group, Inc.	AGC	Other		Consolidated
(in millions)	Guarantor	Issuer	Subsidiaries	Eliminations	AIG

December 31, 2005
Assets:
Invested assets	$1,392	$–	$691,349	$(13,696)	$679,045
Cash	190	–	1,707	–	1,897
Carrying value of subsidiaries and partially owned companies, at equity	90,723	27,027	15,577	(132,169)	1,158
Other assets	2,768	2,577	167,252	(1,327)	171,270

Total assets	$95,073	$29,604	$875,885	$(147,192)	$853,370

Liabilities:
Insurance liabilities	$408	$–	$460,271	$(56)	$460,623
Debt	4,607	2,087	115,212	(12,057)	109,849
Other liabilities	3,741	4,110	191,598	(3,054)	196,395

Total liabilities	8,756	6,197	767,081	(15,167)	766,867

Preferred shareholders’ equity in subsidiary companies	–	–	186	–	186
Total shareholders’ equity	86,317	23,407	108,618	(132,025)	86,317

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$95,073	$29,604	$875,885	$(147,192)	$853,370

December 31, 2004
Assets:
Invested assets	$1,027	$–	$650,238	$(12,984)	$638,281
Cash	17	–	1,992	–	2,009
Carrying value of subsidiaries and partially owned companies, at equity	80,966	26,179	12,763	(118,413)	1,495
Other assets	2,786	2,546	154,417	(389)	159,360

Total assets	$84,796	$28,725	$819,410	$(131,786)	$801,145

Liabilities:
Insurance liabilities	$405	$–	$428,130	$(69)	$428,466
Debt	3,647	2,482	103,027	(12,257)	96,899
Other liabilities	1,071	4,076	191,967	(1,206)	195,908

Total liabilities	5,123	6,558	723,124	(13,532)	721,273

Preferred shareholders’ equity in subsidiary companies	–	–	199	–	199
Total shareholders’ equity	79,673	22,167	96,087	(118,254)	79,673

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$84,796	$28,725	$819,410	$(131,786)	$801,145

AIG  -  Form 10-K

23. Information Provided in Connection With Outstanding Debt
Continued
CONDENSED CONSOLIDATING STATEMENT OF INCOME

	American
	International
	Group, Inc.	AGC	Other		Consolidated
(in millions)	Guarantor	Issuer	Subsidiaries	Eliminations	AIG

Year Ended December 31, 2005
Operating income	$(1,569)	$(200)	$16,982	$–	$15,213
Equity in undistributed net income of consolidated subsidiaries	10,368	2,530	–	(12,898)	–
Dividend income from consolidated subsidiaries	1,746	–	–	(1,746)	–
Income taxes (benefits)	68	(92)	4,282	–	4,258
Minority interest	–	–	(478)	–	(478)

Net income (loss)	$10,477	$2,422	$12,222	$(14,644)	$10,477

Year Ended December 31, 2004
Operating income	$161	$90	$14,594	$–	$14,845
Equity in undistributed net income of consolidated subsidiaries	8,705	2,048	–	(10,753)	–
Dividend income from consolidated subsidiaries	1,836	65	–	(1,901)	–
Income taxes (benefits)	863	31	3,513	–	4,407
Minority interest	–	–	(455)	–	(455)
Cumulative effect of an accounting change	–	–	(144)	–	(144)

Net income (loss)	$9,839	$2,172	$10,482	$(12,654)	$9,839

Year Ended December 31, 2003
Operating income	$(708)	$(98)	$12,713	$–	$11,907
Equity in undistributed net income of consolidated subsidiaries	7,708	1,804	–	(9,512)	–
Dividend income from consolidated subsidiaries	1,471	196	–	(1,667)	–
Income taxes (benefits)	363	(23)	3,216	–	3,556
Minority interest	–	–	(252)	–	(252)
Cumulative effect of an accounting change	–	–	9	–	9

Net income (loss)	$8,108	$1,925	$9,254	$(11,179)	$8,108

AIG  -  Form 10-K

23. Information Provided in Connection With Outstanding Debt
Continued
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW

	American
	International
	Group, Inc.	AGC	Other	Consolidated
(in millions)	Guarantor	Issuer	Subsidiaries	AIG

Year Ended December 31, 2005
Net cash provided by operating activities	$1,673	$805	$22,660	$25,138

Cash flows from investing activities:
Invested assets disposed	–	–	218,825	218,825
Invested assets acquired	(598)	–	(273,530)	(274,128)
Other	(1,294)	(247)	(477)	(2,018)

Net cash used in investing activities	(1,892)	(247)	(55,182)	(57,321)

Cash flows from financing activities:
Change in debts	1,493	(398)	11,939	13,034
Other	(1,176)	(160)	21,301	19,965

Net cash (used in) provided by financing activities	317	(558)	33,240	32,999

Effect of exchange rate changes on cash	75	–	(1,003)	(928)

Change in cash	173	–	(285)	(112)
Cash at beginning of year	17	–	1,992	2,009

Cash at end of year	$190	$–	$1,707	$1,897

Year Ended December 31, 2004
Net cash provided by operating activities	$2,732	$839	$27,145	$30,716

Cash flows from investing activities:
Invested assets disposed	502	–	151,163	151,665
Invested assets acquired	(107)	–	(247,723)	(247,830)
Other	(1,039)	(408)	497	(950)

Net cash used in investing activities	(644)	(408)	(96,063)	(97,115)

Cash flows from financing activities:
Change in debts	(400)	(349)	17,250	16,501
Other	(1,515)	(82)	51,590	49,993

Net cash (used in) provided by financing activities	(1,915)	(431)	68,840	66,494

Effect of exchange rate changes on cash	(175)	–	1,167	992

Change in cash	(2)	–	1,089	1,087
Cash at beginning of year	19	–	903	922

Cash at end of year	$17	$–	$1,992	$2,009

Year Ended December 31, 2003
Net cash provided by operating activities	$625	$1,376	$31,240	$33,241

Cash flows from investing activities:
Invested assets disposed	186	–	152,054	152,240
Invested assets acquired	(830)	–	(215,092)	(215,922)
Acquisitions, net of cash acquired	–	–	(2,091)	(2,091)
Other	(842)	(926)	637	(1,131)

Net cash used in investing activities	(1,486)	(926)	(64,492)	(66,904)

Cash flows from financing activities:
Change in debts	1,288	(376)	5,658	6,570
Other	(411)	(75)	26,986	26,500

Net cash provided by (used in) financing activities	877	(451)	32,644	33,070

Effect of exchange rate changes on cash	(15)	–	365	350

Change in cash	1	(1)	(243)	(243)
Cash at beginning of year	18	1	1,146	1,165

Cash at end of year	$19	$–	$903	$922

AIG  -  Form 10-K

23. Information Provided in Connection With Outstanding Debt
Continued
(b) AIG Liquidity Corp. is a wholly owned subsidiary of AIG. AIG provides a full and unconditional guarantee of all obligations of AIG Liquidity Corp., which commenced operations in 2003.
AIG LIQUIDITY CORP.:
CONDENSED CONSOLIDATING BALANCE SHEET

	American
	International	AIG
	Group, Inc.	Liquidity			Other		Consolidated
(in millions)	Guarantor	Corp.			Subsidiaries	Eliminations	AIG

December 31, 2005
Assets:
Invested assets	$1,392	$		*	$691,349	$(13,696)	$679,045
Cash	190			*	1,707	–	1,897
Carrying value of subsidiaries and partially owned companies, at equity	90,723		–		42,604	(132,169)	1,158
Other assets	2,768			*	169,829	(1,327)	171,270

Total assets	$95,073	$		*	$905,489	$(147,192)	$853,370

Liabilities:
Insurance liabilities	$408		$–		$460,271	$(56)	$460,623
Debt	4,607			*	117,299	(12,057)	109,849
Other liabilities	3,741			*	195,708	(3,054)	196,395

Total liabilities	8,756			*	773,278	(15,167)	766,867

Preferred shareholders’ equity in subsidiary companies	–		–		186	–	186
Total shareholders’ equity	86,317			*	132,025	(132,025)	86,317

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$95,073	$		*	$905,489	$(147,192)	$853,370

December 31, 2004
Assets:
Invested assets	$1,027	$		*	$650,238	$(12,984)	$638,281
Cash	17			*	1,992	–	2,009
Carrying value of subsidiaries and partially owned companies, at equity	80,966		–		38,942	(118,413)	1,495
Other assets	2,786			*	156,963	(389)	159,360

Total assets	$84,796	$		*	$848,135	$(131,786)	$801,145

Liabilities:
Insurance liabilities	$405		$–		$428,130	$(69)	$428,466
Debt	3,647			*	105,509	(12,257)	96,899
Other liabilities	1,071			*	196,043	(1,206)	195,908

Total liabilities	5,123			*	729,682	(13,532)	721,273

Preferred shareholders’ equity in subsidiary companies	–		–		199	–	199
Total shareholders’ equity	79,673			*	118,254	(118,254)	79,673

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$84,796	$		*	$848,135	$(131,786)	$801,145

*	Amounts significantly less than $1 million.

AIG  -  Form 10-K

23. Information Provided in Connection With Outstanding Debt
Continued
CONDENSED CONSOLIDATING STATEMENT OF INCOME

	American
	International	AIG
	Group, Inc.	Liquidity			Other		Consolidated
(in millions)	Guarantor	Corp.			Subsidiaries	Eliminations	AIG

Year Ended December 31, 2005
Operating Income	$(1,569)	$		*	$16,782	$–	$15,213
Equity in undistributed net income of consolidated subsidiaries	10,368		–		2,530	(12,898)	–
Dividend income from consolidated subsidiaries	1,746			*	–	(1,746)	–
Income taxes (benefits)	68		–		4,190	–	4,258
Minority interest	–		–		(478)	–	(478)
Cumulative effect of an accounting change	–		–		–	–	–

Net income (loss)	$10,477	$		*	$14,644	$(14,644)	$10,477

Year Ended December 31, 2004
Operating Income	$161	$		*	$14,684	$–	$14,845
Equity in undistributed net income of consolidated subsidiaries	8,705		–		2,048	(10,753)	–
Dividend income from consolidated subsidiaries	1,836		–		65	(1,901)	–
Income taxes (benefits)	863			*	3,544	–	4,407
Minority interest	–		–		(455)	–	(455)
Cumulative effect of an accounting change	–		–		(144)	–	(144)

Net income (loss)	$9,839	$		*	$12,654	$(12,654)	$9,839

Year Ended December 31, 2003
Operating Income	$(708)	$		*	$12,615	$–	$11,907
Equity in undistributed net income of consolidated subsidiaries	7,708		–		1,804	(9,512)	–
Dividend income from consolidated subsidiaries	1,471		–		196	(1,667)	–
Income taxes (benefits)	363			*	3,193	–	3,556
Minority interest	–		–		(252)	–	(252)
Cumulative effect of an accounting change	–		–		9	–	9

Net income (loss)	$8,108	$		*	$11,179	$(11,179)	$8,108

* Amounts significantly less than $1 million.
AIG  -  Form 10-K

23. Information Provided in Connection With Outstanding Debt
Continued
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW

	American
	International	AIG
	Group, Inc.	Liquidity			Other	Consolidated
(in millions)	Guarantor	Corp.			Subsidiaries	AIG

Year Ended December 31, 2005
Net cash provided by operating activities	$1,673	$		*	$23,465	$25,138

Cash flows from investing activities:
Invested assets disposed	–		–		218,825	218,825
Invested assets acquired	(598)		–		(273,530)	(274,128)
Other	(1,294)			*	(724)	(2,018)

Net cash used in investing activities	(1,892)			*	(55,429)	(57,321)

Cash flows from financing activities:
Change in debts	1,493		–		11,541	13,034
Other	(1,176)			*	21,141	19,965

Net cash provided by financing activities	317			*	32,682	32,999

Effect of exchange rate changes on cash	75		–		(1,003)	(928)

Change in cash	173			*	(285)	(112)
Cash at beginning of year	17		–		1,992	2,009

Cash at end of year	$190	$		*	$1,707	$1,897

Year Ended December 31, 2004
Net cash provided by operating activities	$2,732	$		*	$27,984	$30,716

Cash flows from investing activities:
Invested assets disposed	502		–		151,163	151,665
Invested assets acquired	(107)		–		(247,723)	(247,830)
Other	(1,039)			*	89	(950)

Net cash used in investing activities	(644)			*	(96,471)	(97,115)

Cash flows from financing activities:
Change in debts	(400)		–		16,901	16,501
Other	(1,515)			*	51,508	49,993

Net cash (used in) provided by financing activities	(1,915)			*	68,409	66,494

Effect of exchange rate changes on cash	(175)		–		1,167	992

Change in cash	(2)			*	1,089	1,087
Cash at beginning of year	19		–		903	922

Cash at end of year	$17	$		*	$1,992	$2,009

Year Ended December 31, 2003
Net cash provided by operating activities	$625	$		*	$32,616	$33,241

Cash flows from investing activities:
Invested assets disposed	186		–		152,054	152,240
Invested assets acquired	(830)		–		(215,092)	(215,922)
Acquisitions, net of cash acquired	–		–		(2,091)	(2,091)
Other	(842)			*	(289)	(1,131)

Net cash used in investing activities	(1,486)			*	(65,418)	(66,904)

Cash flows from financing activities:
Change in debts	1,288		–		5,282	6,570
Other	(411)			*	26,911	26,500

Net cash provided by financing activities	877			*	32,193	33,070

Effect of exchange rate changes on cash	(15)		–		365	350

Change in cash	1			*	(244)	(243)
Cash at beginning of year	18		–		1,147	1,165

Cash at end of year	$19	$		*	$903	$922

* Amounts significantly less than $1 million.

AIG  -  Form 10-K

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
Part II – Other Information

ITEM 9.
Changes and Disagreements with Accountants on Accounting and Financial Disclosure
There have been no changes in accountants during the twenty-four months ended December 31, 2005.
ITEM 9A.
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Annual Report on Form 10-K, an evaluation was carried out by AIG’s management, with the participation of AIG’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of AIG’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of December 31, 2005. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
    During the evaluation of disclosure controls and procedures as of December 31, 2004 conducted during the preparation of AIG’s financial statements to be included in the 2004 Form 10-K, five material weaknesses in internal control over financial reporting were identified, relating to control environment, controls over the evaluation of risk transfer, controls over certain balance sheet reconciliations, controls over the accounting for certain derivative transactions and controls over income tax accounting. As a result, AIG’s new Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2004, AIG’s disclosure controls and procedures were ineffective.
    Upon identification of the material weaknesses and under the direction of its Chief Executive Officer and Chief Financial Officer, AIG developed a comprehensive plan to remediate the material weaknesses.
    AIG’s remediation efforts were governed by a Steering Committee, under the direction of AIG’s Chief Risk Officer and also including AIG’s Chief Executive Officer, Chief Financial Officer, Comptroller and Senior Vice President for Strategic Planning. The status of remediation of each material weakness was reviewed with the Audit Committee and this Committee was advised of issues encountered and key decisions reached by AIG management relating to the remediation efforts.
    On November 9, 2005, AIG announced that it had identified certain errors, the preponderance of which were identified during the remediation of the material weaknesses in internal control over financial reporting described above, principally relating to controls over accounting for certain derivative transactions and related assets and liabilities under FAS 133, reconciliation of certain balance sheet accounts and income tax accounting. Subsequent to that announcement, and in connection with its ongoing remediation efforts, AIG identified certain additional errors principally relating to internal controls over reconciliation of certain balance sheet accounts in the Domestic Brokerage Group. Due to the significance of these additional errors, AIG restated its consolidated financial statements and financial statement schedules for the years ended December 31, 2004, 2003 and 2002, along with 2001 and 2000 for purposes of preparation of the Selected Consolidated Financial Data for 2001 and 2000, and quarterly financial information for 2004 and 2003 and will restate the first three quarters of 2005 (the Second Restatement). AIG’s September 2005 Form 10-Q will not be amended because the adjustments to correct the additional errors to the financial statements included therein are not material to those financial statements.
    As of December 31, 2005 and as described under Remediation of Material Weaknesses in Internal Control Over Financial Reporting below, the material weaknesses relating to the control environment and controls over the evaluation of risk transfer were remediated, and the material weaknesses relating to controls over certain balance sheet reconciliations, controls over the accounting for certain derivative transactions and controls over income tax accounting remained, as they were not fully remediated.
    As a result of these remaining material weaknesses in internal control over financial reporting, described more fully below, AIG’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2005, AIG’s disclosure controls and procedures were ineffective.
    Notwithstanding the existence of these three remaining material weaknesses, AIG believes that the consolidated financial statements in this Annual Report on Form 10-K fairly present, in all material respects, AIG’s financial condition as of December 31, 2005 and 2004, and results of its operations and cash flows for the years ended December 31, 2005, 2004 and 2003, in conformity with U.S. generally accepted accounting principles (GAAP).
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
    Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
    AIG management conducted an assessment of the effectiveness of AIG’s internal control over financial reporting as of
AIG  -  Form 10-K

December 31, 2005 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
    A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of AIG’s annual or interim financial statements will not be prevented or detected. AIG management has concluded that, as of December 31, 2005, the following material weaknesses in internal control over financial reporting remained:
    Controls over certain balance sheet reconciliations: AIG did not maintain effective controls to ensure the accuracy of certain balance sheet accounts in certain key segments of AIG’s operations, principally in the Domestic Brokerage Group. Specifically, accounting personnel did not perform timely reconciliations and did not properly resolve reconciling items for premium receivables, reinsurance recoverables and intercompany accounts. As a result, premiums and other considerations, incurred policy losses and benefits, insurance acquisition and other operating expenses, premiums and insurance balances receivable, reinsurance assets, reserves for losses and loss expenses, reserve for unearned premiums, other assets and retained earnings were misstated under GAAP.
    Controls over the accounting for certain derivative transactions: AIG did not maintain effective controls over the evaluation and documentation of whether certain derivative transactions qualified under GAAP for hedge accounting. As a result, net investment income, realized capital gains (losses), other revenues, accumulated other comprehensive income (loss) and related balance sheet accounts were misstated under GAAP.
    Controls over income tax accounting: AIG did not maintain effective controls over the determination and reporting of certain components of the provision for income taxes and related income tax balances. Specifically, AIG did not maintain effective controls to review and monitor the accuracy of the components of the income tax provision calculations and related income tax balances and to monitor the differences between the income tax basis and the financial reporting basis of assets and liabilities to effectively reconcile the differences to the deferred income tax balances. As a result, income tax expense, income taxes payable, deferred income tax assets and liabilities, retained earnings and accumulated other comprehensive income were misstated under GAAP.
    The control deficiencies described above resulted in the Second Restatement. In addition, these control deficiencies could result in other misstatements to the aforementioned financial statement accounts and disclosures that would result in a material misstatement to the annual or interim AIG consolidated financial statements that would not be prevented or detected. Accordingly, AIG management has concluded that these control deficiencies constitute material weaknesses.
    As a result of the material weaknesses in internal control over financial reporting described above, AIG management has concluded that, as of December 31, 2005, AIG’s internal control over financial reporting was not effective based on the criteria in Internal Control — Integrated Framework issued by the COSO.
    Management’s assessment of the effectiveness of AIG’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K.
Remediation of Material Weaknesses in Internal Control Over Financial Reporting
Throughout 2005 and continuing in 2006, AIG has been actively engaged in the implementation of remediation efforts to address the five material weaknesses in existence at December 31, 2004 and disclosed in its 2004 Form 10-K. These remediation efforts, outlined below, are specifically designed to address the material weaknesses identified by AIG management. As a result of its assessment of the effectiveness of internal control over financial reporting, AIG management determined that as of December 31, 2005, two material weaknesses, relating to the control environment and controls over the evaluation of risk transfer, had been remediated, and three material weaknesses, relating to the controls over certain balance sheet reconciliations, controls over the accounting for certain derivative transactions and controls over income tax accounting, had not been remediated.
Completed Remediation
    Control environment: As of December 31, 2004, certain of AIG’s controls within its control environment were not effective to prevent certain members of senior management, including the former Chief Executive Officer and former Chief Financial Officer, from having the ability, which in certain instances was utilized, to override certain controls and effect certain transactions and accounting entries.
    AIG has taken several significant actions to improve its control environment, starting with the appointment of new senior management with a new tone and philosophy. AIG’s Chief Executive Officer and Chief Financial Officer, together with other senior executives, are committed to achieving transparency and clear communication with all stakeholders through effective corporate governance, a strong control environment, high ethical standards and financial reporting integrity. To strengthen and enhance its overall financial reporting and internal control environment, AIG has increased resources for technical accounting, internal audit, enterprise risk management and compliance functions, hired additional staff with specialized financial and accounting expertise, and established stronger reporting lines within the financial reporting function.
    Among the specific actions taken by AIG to remediate this material weakness and to further strengthen overall controls over financial reporting were the following:
    AIG has established a Financial Disclosure Committee to assist the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities for oversight of the accuracy and timeliness of the disclosures made by AIG.

AIG  -  Form 10-K

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

    AIG has implemented new controls, including specific procedures with respect to post-closing adjustments and consolidating entries.
    AIG has taken remedial actions with respect to certain employees in management and in the underwriting, accounting, auditing, actuarial and financial reporting functions. Such remedial actions included further training and supervision, reassignment outside areas of involvement with financial reporting, or termination. Employees identified as needing further training and supervision underwent formal ethics training and recertified their compliance with AIG’s Code of Conduct.
    AIG now requires that all employees complete formal ethics training developed and monitored by AIG Corporate Compliance. AIG has implemented a Director, Executive Officer and Senior Financial Officer Code of Business Conduct and Ethics, and requires all members of the Board of Directors, executive officers and senior financial officers to confirm that they adhere to the stated principles and procedures set forth in that Code.
    AIG has strengthened the position of Chief Risk Officer, responsible for enterprise-wide credit, market, and operational risk management and oversight of the corresponding functions at the business unit level and has empowered the Chief Risk Officer to work more closely with top executives at the corporate and major business unit levels to identify, assess, quantify, manage and mitigate risks to AIG.
    AIG has established an Operational Risk Management department, reporting to the Chief Risk Officer, to engage in expanded risk self-assessment processes for more effective identification and management of operational and reputational risks.
    The AIG Board of Directors has established the Regulatory, Compliance and Legal Committee to provide oversight of AIG’s compliance with applicable laws and regulations. AIG’s Chief Compliance Officer, who reports directly to this Committee, has implemented a corporate level, centrally-managed compliance function and developed a compliance framework, within which AIG is implementing consistent compliance policies and procedures for all major business units.
    AIG has expanded the scope and activities of the corporate level Complex Structured Finance Transaction Committee, to review and approve transactions that could subject AIG to heightened legal, reputational, regulatory or other risk or enable a third party to achieve an accounting or financial reporting result inconsistent with applicable accounting principles, to include the review and approval of AIG’s accounting and financial reporting of identified transactions, including related party transactions. Also, AIG’s major business units have implemented their own committees and processes to enhance their ability to identify, analyze and present for approval complex structured finance transactions to AIG’s corporate level committee.
    Although AIG continues to develop further enhancements to its control environment, based upon the significant actions taken, as listed above, and the testing and evaluation of the effectiveness of the controls, AIG management has concluded that remediation of the material weakness in AIG’s control environment has been achieved as of December 31, 2005.
    Controls over the evaluation of risk transfer: As of December 31, 2004, AIG did not maintain effective controls over the proper evaluation, documentation and disclosure of whether certain insurance and reinsurance transactions in the General Insurance segment involved sufficient risk transfer to qualify for insurance and reinsurance accounting.
    To remediate this material weakness, AIG has developed a formal risk transfer policy for direct insurance, assumed reinsurance and ceded reinsurance in the General Insurance segment. This policy establishes guidelines for the assessment by the underwriting, and if appropriate, actuarial functions, of the adequacy of risk transfer to support insurance accounting, and requires that appropriate documentation of the assessment be provided to the accounting function to allow proper accounting for the transaction.
    AIG has also established procedures to incorporate risk transfer assessments into its underwriting and financial audit processes. Although AIG continues to refine and enhance its controls over the evaluation of risk transfer, including developing a process for updating the risk transfer policy to reflect changes in accounting pronouncements, based upon the significant actions taken, as listed above, and the testing and evaluation of the effectiveness of the controls, AIG management has concluded that remediation of this material weakness has been achieved as of December 31, 2005.
Continuing Remediation
    AIG has devoted significant efforts towards remediation of its three remaining material weaknesses, and remediation of AIG’s control environment has aided in these efforts. Nonetheless, these material weaknesses are not yet fully remediated as of December 31, 2005. AIG management continues to assign the highest priority to AIG’s remediation efforts in these areas, with the goal of remediating these material weaknesses by year-end 2006. However, due to the nature of the remediation process and the need to allow adequate time after implementation to evaluate and test the effectiveness of the controls, no assurance can be given as to the timing of achievement of remediation. AIG recognizes that further improvement in its internal control over financial reporting and consolidation processes is essential. Over time, AIG intends to reduce its reliance on the utilization of consultants to supplement current resources and the manual controls that have been established. As part of its remediation efforts, AIG intends to develop new systems and processes which will allow it to rely on front end preventative controls which will be more sustainable over the long term. AIG recognizes that to accomplish its goals, further strengthening and investment are needed in accounting and tax personnel, as well as in systems and processes. AIG is committed to making the investments necessary to make these improvements.
    AIG has taken specific remediation steps with respect to its three remaining material weaknesses.
    Controls over certain balance sheet reconciliations: AIG has implemented the following measures to enhance its ability to
AIG  -  Form 10-K

identify, assess, measure and help to ensure the accuracy of its balance sheet accounts:

-	adoption and implementation of new corporate guidelines on balance sheet reconciliations;
-	implementation of new programs to train staff on the requirements of the new guidelines;
-	enhancement of the oversight of the balance sheet reconciliation function by adding qualified staff and engaging outside resources; and
-	enhancement of processes for evaluating and monitoring financial statement exposures related to balance sheet reconciliations.
    AIG’s remediation efforts during 2005 with respect to its controls over certain balance sheet reconciliations identified additional errors, contributing to the Second Restatement. Thus, AIG management believes that full remediation has not yet been achieved.
    Controls over the accounting for certain derivative transactions: AIG has taken the following actions to remediate this material weakness:

-	enhancement of systems and implementation of new controls over the accounting for derivatives and related assets and liabilities;
-	implementation of new procedures and controls to ensure technical compliance with the provisions of FAS 133, including specific documentation requirements, prior to application of hedge accounting by AIG subsidiaries; and
-	establishment of improved oversight, monitoring and supervision of derivative accounting issues in part, through the hiring of additional personnel with expertise in FAS 133.
    AIG’s remediation efforts with respect to its controls over the accounting for certain derivative transactions resulted in identification of previously undetected errors that contributed to the Second Restatement. Thus, AIG management believes that full remediation has not yet been achieved, and testing will continue to ensure that processes and controls over the accounting for derivative transactions are operating effectively before hedge accounting is applied again.
    Controls over income tax accounting: AIG has taken the following actions to remediate this material weakness:

-	implementation of new controls over its accounting for income taxes;
-	enhancement of its oversight over income tax accounting through hiring of additional qualified staff;
-	engagement of an outside accounting firm to assist in the analysis of its income tax accounting; and
-	enhancement of processes for evaluating and monitoring financial statement exposure related to income tax accounting.
    AIG’s remediation efforts during 2005 with respect to its controls over income tax accounting identified additional errors, contributing to the Second Restatement. Thus, AIG management believes that remediation has not yet been achieved.
Changes in Internal Control Over Financial Reporting
Changes in AIG’s internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, AIG’s internal control over financial reporting have been described above.
ITEM 9B.
Other Information
On March 15, 2006, AIG adopted the AIG Partners Plan and amendments to the AIG Senior Partners Plan. In addition, AIG adopted amendments to its by-laws. The aforementioned compensation plans and AIG’s amended and restated by-laws are filed as exhibits to this Annual Report on Form 10-K and are incorporated by reference into this Item 9B.

AIG  -  Form 10-K

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
Part III

ITEM 10.
Directors and Executive Officers of the Registrant
Except for the information provided in Part I under the heading “Directors and Executive Officers of the Registrant”, this item, including information regarding AIG’s audit committee and audit committee financial expert and information relating to AIG’s code of ethics that applies to its directors, executive officers and senior financial officers, is omitted because a definitive proxy statement which involves the election of directors will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.
ITEM 11.
Executive Compensation
This item is omitted because a definitive proxy statement which involves the election of directors will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.
ITEM 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
This item is omitted because a definitive proxy statement which involves the election of directors will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.
ITEM 13.
Certain Relationships and Related Transactions
This item is omitted because a definitive proxy statement which involves the election of directors will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.
ITEM 14.
Principal Accountant Fees and Services
This item is omitted because a definitive proxy statement which involves the election of directors will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.
PART IV

ITEM 15.
Exhibits and Financial Statement Schedules
(a) Financial Statements and Schedules. See accompanying Index to Financial Statements.
(b) Exhibits. See accompanying Exhibit Index.
AIG  -  Form 10-K

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

(Martin J. Sullivan, President and Chief Executive Officer)
     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Martin J. Sullivan and Steven J. Bensinger, and each of them severally, his or her true and lawful attorney-in-fact, with full power of substitution and resubstitution, to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons in the capacities indicated on the 16th of March, 2006.

Signature	Title

/s/ Martin J. Sullivan (Martin J. Sullivan)	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Steven J. Bensinger (Steven J. Bensinger)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ David L. Herzog (David L. Herzog)	Senior Vice President and Comptroller (Principal Accounting Officer)

/s/ M. Bernard Aidinoff (M. Bernard Aidinoff)	Director

/s/ Pei-yuan Chia (Pei-yuan Chia)	Director

/s/ Marshall A. Cohen (Marshall A. Cohen)	Director

/s/ William S. Cohen (William S. Cohen)	Director

/s/ Martin S. Feldstein (Martin S. Feldstein)	Director

AIG  -  Form 10-K

Signature	Title

/s/ Ellen V. Futter (Ellen V. Futter)	Director

/s/ Stephen L. Hammerman (Stephen L. Hammerman)	Director

/s/ Carla A. Hills (Carla A. Hills)	Director

/s/ Richard C. Holbrooke (Richard C. Holbrooke)	Director

/s/ Fred H. Langhammer (Fred H. Langhammer)	Director

/s/ George L. Miles, Jr. (George L. Miles, Jr.)	Director

/s/ Morris W. Offit (Morris W. Offit)	Director

/s/ Michael H. Sutton (Michael H. Sutton)	Director

/s/ Edmund S.W. Tse (Edmund S.W. Tse)	Director

/s/ Robert B. Willumstad (Robert B. Willumstad)	Director

/s/ Frank G. Zarb (Frank G. Zarb)	Director
AIG  -  Form 10-K

Exhibit Index

Exhibit
Number	Description		Location

2	Plan of acquisition, reorganization, arrangement, liquidation or succession
	Agreement and Plan of Merger, dated as of May 11, 2001, among American International Group, Inc., Washington Acquisition Corporation and American General Corporation		Incorporated by reference to Exhibit 2.1(i)(a) to AIG’s Registration Statement on Form S-4 (File No. 333-62688).
3(i)(a)	Restated Certificate of Incorporation of AIG		Incorporated by reference to Exhibit 3(i) to AIG’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-8787).
3(i)(b)	Certificate of Amendment of Certificate of Incorporation of AIG, filed June 3, 1998		Incorporated by reference to Exhibit 3(i) to AIG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-8787).
3(i)(c)	Certificate of Merger of SunAmerica Inc. with and into AIG, filed December 30, 1998 and effective January 1, 1999		Incorporated by reference to Exhibit 3(i) to AIG’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-8787).
3(i)(d)	Certificate of Amendment of Certificate of Incorporation of AIG, filed June 5, 2000		Incorporated by reference to Exhibit 3(i)(c) to AIG’s Registration Statement on Form S-4 (File No. 333-45828).
3(ii)	Amended and Restated By-laws of AIG		Filed herewith.
4	Instruments defining the rights of security holders, including indentures
Certain instruments defining the rights of holders of long-term debt securities of AIG and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. AIG hereby undertakes to furnish to the Commission, upon request, copies of any such instruments.

9	Voting Trust Agreement		None.
10	Material contracts*
	(1)	AIG 1969 Employee Stock Option Plan and Agreement Form	Filed as exhibit to AIG’s Registration Statement (File No. 2-44043) and incorporated herein by reference.
	(2)	AIG 1972 Employee Stock Option Plan	Filed as exhibit to AIG’s Registration Statement (File No. 2-44702) and incorporated herein by reference.
	(3)	AIG 1972 Employee Stock Purchase Plan	Filed as exhibit to AIG’s Registration Statement (File No. 2-44043) and incorporated herein by reference.
	(4)	AIG 1984 Employee Stock Purchase Plan	Filed as exhibit to AIG’s Registration Statement (File No. 2-91945) and incorporated herein by reference.
	(5)	AIG Amended and Restated 1996 Employee Stock Purchase Plan	Filed as exhibit to AIG’s Definitive Proxy Statement dated April 4, 2003 (File No. 1-8787) and incorporated herein by reference.
	(6)	AIG 2003 Japan Employee Stock Purchase Plan	Incorporated by reference to Exhibit 4 to AIG’s Registration Statement on Form S-8 (File No. 333-111737).
	(7)	AIG 1977 Stock Option and Stock Appreciation Rights Plan	Filed as exhibit to AIG’s Registration Statement (File No. 2-59317) and incorporated herein by reference.
	(8)	AIG 1982 Employee Stock Option Plan	Filed as exhibit to AIG’s Registration Statement (File No. 2-78291) and incorporated herein by reference.
	(9)	AIG 1987 Employee Stock Option Plan	Filed as exhibit to AIG’s Definitive Proxy Statement dated April 6, 1987 (File No. 0-4652) and incorporated herein by reference.
	(10)	AIG 1991 Employee Stock Option Plan	Filed as exhibit to AIG’s Definitive Proxy Statement dated April 4, 1997 (File No. 1-8787) and incorporated herein by reference.
	(11)	AIG Amended and Restated 1999 Stock Option Plan	Filed as exhibit to AIG’s Definitive Proxy Statement dated April 4, 2003 (File No. 1-8787) and incorporated herein by reference.

* All material contracts are management contracts or compensatory plans or arrangements, except items (68), (69), (70) and (71).

AIG  -  Form 10-K

Exhibit
Number	Description		Location

	(12)	Form of Stock Option Grant Agreement under the AIG Amended and Restated 1999 Stock Option Plan	Incorporated by reference to Exhibit 10(a) to AIG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-8787).
	(13)	AIG Amended and Restated 2002 Stock Incentive Plan	Incorporated by reference to Exhibit 4(a) to AIG’s Registration Statement on Form S-8 (File No. 333-101967).
	(14)	Form of Restricted Stock Unit Award Agreement under the AIG Amended and Restated 2002 Stock Incentive Plan	Incorporated by reference to Exhibit 10(b) to AIG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-8787).
	(15)	AIG Executive Deferred Compensation Plan	Incorporated by reference to Exhibit 4(a) to AIG’s Registration Statement on Form S-8 (File No. 333-101640).
	(16)	AIG Supplemental Incentive Savings Plan	Incorporated by reference to Exhibit 4(b) to AIG’s Registration Statement on Form S-8 (File No. 333-101640).
	(17)	AIG Director Stock Plan	Filed as an exhibit to AIG’s Definitive Proxy Statement dated April 5, 2004 (File No. 1-8787) and incorporated herein by reference.
	(18)	AIG Chief Executive Officer Annual Compensation Plan	Filed as an exhibit to AIG’s Definitive Proxy Statement dated April 5, 2004 (File No. 1-8787) and incorporated herein by reference.
	(19)	AIRCO 1972 Employee Stock Option Plan	Incorporated by reference to AIG’s Joint Proxy Statement and Prospectus (File No. 2-61994).
	(20)	AIRCO 1977 Stock Option and Stock Appreciation Rights Plan	Incorporated by reference to AIG’s Joint Proxy Statement and Prospectus (File No. 2-61994).
	(21)	Purchase Agreement between AIA and Mr. E.S.W. Tse.	Incorporated by reference to Exhibit 10(l) to AIG’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-8787).
	(22)	Retention and Employment Agreement between AIG and Jay S. Wintrob	Incorporated by reference to Exhibit 10(m) to AIG’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-8787).
	(23)	SunAmerica Inc. 1988 Employee Stock Plan	Incorporated by reference to Exhibit 4(a) to AIG’s Registration Statement on Form S-8 (File No. 333-70069).
	(24)	SunAmerica 1997 Employee Incentive Stock Plan	Incorporated by reference to Exhibit 4(b) to AIG’s Registration Statement on Form S-8 (File No. 333-70069).
	(25)	SunAmerica Nonemployee Directors’ Stock Option Plan	Incorporated by reference to Exhibit 4(c) to AIG’s Registration Statement on Form S-8 (File No. 333-70069).
	(26)	SunAmerica 1995 Performance Stock Plan	Incorporated by reference to Exhibit 4(d) to AIG’s Registration Statement on Form S-8 (File No. 333-70069).
	(27)	SunAmerica Inc. 1998 Long-Term Performance-Based Incentive Plan For the Chief Executive Officer	Incorporated by reference to Exhibit 4(e) to AIG’s Registration Statement on Form S-8 (File No. 333-70069).
	(28)	SunAmerica Inc. Long-Term Performance-Based Incentive Plan Amended and Restated 1997	Incorporated by reference to Exhibit 4(f) to AIG’s Registration Statement on Form S-8 (File No. 333-70069).
	(29)	SunAmerica Five Year Deferred Cash Plan	Incorporated by reference to Exhibit 4(a) to AIG’s Registration Statement on Form S-8 (File No. 333-31346).
	(30)	SunAmerica Executive Savings Plan	Incorporated by reference to Exhibit 4(b) to AIG’s Registration Statement on Form S-8 (File No. 333-31346).
	(31)	HSB Group, Inc. 1995 Stock Option Plan	Incorporated by reference to Exhibit 10(iii)(f) to HSB’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-13135).
	(32)	HSB Group, Inc. 1985 Stock Option Plan	Incorporated by reference to Exhibit 10(iii)(a) HSB’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 1-13135).
AIG  -  Form 10-K

Exhibit
Number	Description		Location

	(33)	HSB Group, Inc. Employee’s Thrift Incentive Plan	Incorporated by reference to Exhibit 4(i)(c) to The Hartford Steam Boiler Inspection and Insurance Company’s Registration Statement on Form S-8 (File No. 33-36519).
	(34)	American General Corporation 1984 Stock and Incentive Plan	Incorporated by reference to Exhibit 10.1 to American General Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-7981).
	(35)	Amendment to American General Corporation 1984 Stock and Incentive Plan (January 2000)	Incorporated by reference to Exhibit 10.2 to American General Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-7981).
	(36)	American General Corporation 1994 Stock and Incentive Plan (January 2000)	Incorporated by reference to Exhibit 10.2 to American General Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-7981).
	(37)	Amendment to American General Corporation 1994 Stock and Incentive Plan (January 1999)	Incorporated by reference to Exhibit 10.4 to American General Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-7981).
	(38)	Amendment to American General Corporation 1994 Stock and Incentive Plan (January 2000)	Incorporated by reference to Exhibit 10.5 to American General Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-7981).
	(39)	Amendment to American General Corporation 1994 Stock and Incentive Plan (November 2000)	Incorporated by reference to Exhibit 10.1 to American General Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-7981).
	(40)	American General Corporation 1997 Stock and Incentive Plan	Incorporated by reference to Exhibit 10.3 to American General Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-7981).
	(41)	Amendment to American General Corporation 1997 Stock and Incentive Plan (January 1999)	Incorporated by reference to Exhibit 10.7 to American General Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-7981).
	(42)	Amendment to American General Corporation 1997 Stock and Incentive Plan (November 2000)	Incorporated by reference to Exhibit 10.2 to American General Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-7981).
	(43)	American General Corporation 1999 Stock and Incentive Plan	Incorporated by reference to Exhibit 10.4 to American General Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-7981).
	(44)	Amendment to American General Corporation 1999 Stock and Incentive Plan (January 1999)	Incorporated by reference to Exhibit 10.9 to American General Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-7981).
	(45)	Amendment to American General Corporation 1999 Stock and Incentive Plan (November 2000)	Incorporated by reference to Exhibit 10.3 to American General Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-7981).
	(46)	Amended and Restated American General Corporation Deferred Compensation Plan (12/11/00)	Incorporated by reference to Exhibit 10.13 to American General Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-7981).
	(47)	Amended and Restated Restoration of Retirement Income Plan for Certain Employees Participating in the Restated American General Retirement Plan (Restoration of Retirement Income Plan) (12/31/98)	Incorporated by reference to Exhibit 10.14 to American General Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-7981).
	(48)	Amended and Restated American General Supplemental Thrift Plan (12/31/98)	Incorporated by reference to Exhibit 10.15 to American General Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-7981).
	(49)	American General Employees’ Thrift and Incentive Plan (restated July 1, 2001)	Incorporated by reference to Exhibit 4(a) to AIG’s Registration Statement on Form S-8 (File No. 333-68640).
	(50)	American General Agents’ and Managers’ Thrift and Incentive Plan (restated July 1, 2001)	Incorporated by reference to Exhibit 4(b) to AIG’s Registration Statement on Form S-8 (File No. 333-68640).
	(51)	CommLoCo Thrift Plan (restated July 1, 2001)	Incorporated by reference to Exhibit 4(c) to AIG’s Registration Statement on Form S-8 (File No. 333-68640).
	(52)	Western National Corporation 1993 Stock and Incentive Plan, as amended	Incorporated by reference to Exhibit 10.18 to Western National Corporation’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-12540).
	(53)	USLIFE Corporation 1991 Stock Option Plan, as amended	Incorporated by reference to USLIFE Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (File No. 1-5683).

AIG  -  Form 10-K

Exhibit
Number	Description		Location

	(54)	Employment Agreement, Amendment to Employment Agreement, and Split-Dollar Agreement, including Assignment of Life Insurance Policy as Collateral, with Rodney O. Martin, Jr.	Incorporated by reference to Exhibit 10(xx) to AIG’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-8787).
	(55)	Employment Arrangements with Richard W. Scott
		(a) Employment Agreement	Incorporated by reference to Exhibit 10.3 to American General Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 1-7981).
		(b) Change in Control Severance Agreement	Incorporated by reference to Exhibit 10.32 to American General Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-7981).
		(c) Amendment to Employment Arrangements	Incorporated by reference to Exhibit 10(zz)(iii) to AIG’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-8787.)
	(56)	Letter from AIG to Martin J. Sullivan, dated March 16, 2005	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on March 17, 2005 (File No. 1-8787).
	(57)	Letter from AIG to Donald P. Kanak, dated March 16, 2005	Incorporated by reference to Exhibit 10.2 to AIG’s Current Report on Form 8-K filed with the SEC on March 17, 2005 (File No. 1-8787).
	(58)	Letter from AIG to Steven J. Bensinger, dated March 16, 2005.	Incorporated by reference to Exhibit 10.3 to AIG’s Current Report on Form 8-K filed with the SEC on March 17, 2005 (File No. 1-8787).
	(59)	Employment Agreement between AIG and Martin J. Sullivan, dated as of June 27, 2005	Incorporated by reference to Exhibit 10(1) to AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 1-8787).
	(60)	Employment Agreement between AIG and Donald P. Kanak, dated as of June 27, 2005	Incorporated by reference to Exhibit 10(2) to AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 1-8787).
	(61)	Employment Agreement between AIG and Steven J. Bensinger, dated as of June 27, 2005	Incorporated by reference to Exhibit 10(3) to AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 1-8787).
	(62)	Executive Severance Plan, effective as of June 27, 2005	Incorporated by reference to Exhibit 10(4) to AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 1-8787).
	(63)	Assurance Agreement, by AIG in favor of eligible employees dated as of June 27, 2005, relating to certain obligations of C.V. Starr & Co., Inc.	Incorporated by reference to Exhibit 10(5) to AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 1-8787).
	(64)	2005/2006 Deferred Compensation Profit Participation Plan	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on September 26, 2005 (File No. 1-8787).
	(65)	Summary of Director Compensation	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on November 22, 2005 (File No. 1-8787).
	(66)	AIG 2005 Senior Partners Plan	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on December 20, 2005 (File No. 1-8787).
	(67)	AIG Special Restricted Stock Unit Award Agreement with Steven J. Bensinger, dated January 6, 2006	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on January 9, 2006 (File No. 1-8787).
	(68)	Agreement with the United States Department of Justice, dated February 7, 2006	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on February 9, 2006 (File No. 1-8787).
	(69)	Final Judgment and Consent with the Securities and Exchange Commission, including the related complaint dated February 9, 2006	Incorporated by reference to Exhibit 10.2 to AIG’s Current Report on Form 8-K filed with the SEC on February 9, 2006 (File No. 1-8787).
	(70)	Agreement between the Attorney General of the State of New York and AIG and its Subsidiaries, dated January 18, 2006	Incorporated by reference to Exhibit 10.3 to AIG’s Current Report on Form 8-K filed with the SEC on February 9, 2006 (File No. 1-8787).
AIG  -  Form 10-K

Exhibit
Number	Description		Location

	(71)	Stipulation with the State of New York Insurance Department, dated January 18, 2006	Incorporated by reference to Exhibit 10.4 to AIG’s Current Report on Form 8-K filed with the SEC on February 9, 2006 (File No. 1-8787).
	(72)	AIG Senior Partners Plan (amended and restated)	Filed herewith.
	(73)	AIG Partners Plan	Filed herewith.
11	Statement re computation of per share earnings		Included in Note 1(dd) of Notes to Consolidated Financial Statements.
12	Statements re computation of ratios		Filed herewith.
13	Annual report to security holders		Not required to be filed.
16	Letter re change in certifying accountant		None.
18	Letter re change in accounting principles		None.
21	Subsidiaries of the Registrant		Filed herewith.
23	Consent of PricewaterhouseCoopers LLP		Filed herewith.
24	Power of attorney		Included on the signature page hereof.
31	Rule 13a-14(a)/15d-14(a) Certifications		Filed herewith.
32	Section 1350 Certifications		Filed herewith.
99	Additional exhibits		None.

AIG  -  Form 10-K

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
Summary Of Investments –
Schedule I
Other than Investments in Related Parties

			Amount at
			which shown
At December 31, 2005			in the
(in millions)	Cost*	Value	Balance Sheet

Fixed maturities:
Bonds:
United States government and government agencies and authorities	$7,869	$7,901	$7,901
States, municipalities and political subdivisions	70,662	71,716	71,200
Foreign governments	57,896	62,120	62,117
Public utilities	15,156	15,582	15,582
All other corporate	224,180	228,880	228,880

Total bonds	375,763	386,199	385,680

Total fixed maturities	375,763	386,199	385,680

Equity securities:
Common stocks:
Public utilities	250	289	289
Banks, trust and insurance companies	1,567	1,967	1,967
Industrial, miscellaneous and all other	16,054	18,930	18,930

Total common stocks	17,871	21,186	21,186
Preferred stocks	2,282	2,402	2,402

Total equity securities	20,153	23,588	23,588

Mortgage loans on real estate, policy and collateral loans	24,909	26,352	24,909
Financial services assets:
Flight equipment primarily under operating leases, net of accumulated depreciation	36,245	—	36,245
Securities available for sale, at market value	37,572	37,511	37,511
Trading securities, at market value	—	6,499	6,499
Spot commodities	—	96	92
Unrealized gain on swaps, options and forward transactions	—	18,695	18,695
Trading assets	—	1,204	1,204
Securities purchased under agreements to resell, at contract value	14,547	—	14,547
Finance receivables, net of allowance	27,995	27,528	27,995
Securities lending collateral, at market value (approximates cost)	59,471	59,471	59,471
Other invested assets (approximates market value)	27,267	27,267	27,267
Short-term investments, at cost (approximates market value)	15,342	15,342	15,342

Total investments	—	—	$679,045

*	Original cost of equity securities and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts.
AIG  -  Form 10-K

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
Condensed Financial Information of Registrant
Schedule II
Balance Sheet – Parent Company Only

December 31,
(in millions)	2005	2004

Assets:
Cash	$190	$17
Short-term investments	1,270	672
Invested assets	122	355
Carrying value of subsidiaries and partially-owned companies, at equity	90,723	80,966
Premiums and insurance balances receivable – net	186	198
Other assets	2,582	2,588

Total assets	95,073	84,796

Liabilities:
Insurance balances payable	408	405
Due to affiliates – net	3,250	3,364
Medium term notes payable	112	667
Term notes payable	3,435	1,935
Zero coupon notes	1,060	1,045
Other liabilities	491	(2,293)

Total liabilities	8,756	5,123

Shareholders’ equity:
Common stock	6,878	6,878
Additional paid-in capital	2,339	2,094
Retained earnings	72,330	63,468
Accumulated other comprehensive income	6,967	9,444
Treasury stock	(2,197)	(2,211)

Total shareholders’ equity	86,317	79,673

Total liabilities and shareholders’ equity	$95,073	$84,796

See Accompanying Notes to Financial Statements – Parent Company Only.
STATEMENT OF INCOME – PARENT COMPANY ONLY

Years Ended December 31,
(in millions)	2005	2004	2003

Agency income (loss)	$3	$(8)	$(1)
Financial services income	507	578	518
Asset management loss	(3)	(11)	(13)
Dividend income from consolidated subsidiaries:
Cash	1,746	1,835	1,471
Other	–	1	–
Dividend income from partially-owned companies	127	11	9
Equity in undistributed net income of consolidated subsidiaries and partially-owned companies	10,368	8,705	7,708
Other income (expenses) – net	(2,203)	(409)	(1,221)

Income before income taxes	10,545	10,702	8,471
Income taxes	68	863	363

Net income	$10,477	$9,839	$8,108

See Accompanying Notes to Financial Statements – Parent Company Only.

AIG  -  Form 10-K

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
Condensed Financial Information of Registrant – Continued
Schedule II
Statement of Cash Flows – Parent Company Only

Years Ended December 31,	2005	2004	2003
(in millions)

Cash flows from operating activities:
Net income	$10,477	$9,839	$8,108

Adjustments to reconcile net income to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in income:
Equity in undistributed net income of consolidated subsidiaries and partially owned companies	(10,368)	(8,705)	(7,708)
Change in premiums and insurance balances receivable and payable – net	15	(12)	(4)
Other – net	1,549	1,610	229

Total adjustments	(8,804)	(7,107)	(7,483)

Net cash provided by operating activities	1,673	2,732	625

Cash flows from investing activities:
Purchase of investments	–	(107)	–
Sale of investments	–	200	186
Change in short-term investments	(598)	302	(830)
Contributions to subsidiaries and investments in partially owned companies	(1,500)	(1,026)	(573)
Other – net	206	(13)	(269)

Net cash used in investing activities	(1,892)	(644)	(1,486)

Cash flows from financing activities:
Change in medium term notes	(555)	(124)	(207)
Change in term notes	1,500	1	1,500
Redemption of zero coupon notes	–	(189)	–
Proceeds from common stock issued	82	158	74
Change in loans payable	548	(88)	(5)
Cash dividends to shareholders	(1,420)	(730)	(584)
Acquisition of treasury stock	(176)	(1,083)	(207)
Other – net	338	140	306

Net cash (used in) provided by financing activities	317	(1,915)	877

Effect of exchange rate changes on cash	75	(175)	(15)

Change in cash	173	(2)	1
Cash at beginning of year	17	19	18

Cash at end of year	$190	$17	$19

NOTES TO FINANCIAL STATEMENTS – PARENT COMPANY ONLY

(1)	Agency operations conducted in New York through the North American Division of AIU are included in the financial statements of the parent company.

(2)	Certain accounts have been reclassified in the 2004 and 2003 financial statements to conform to their 2005 presentation.

(3)	“Equity in undistributed net income of consolidated subsidiaries and partially-owned companies” in the accompanying Statement of Income – Parent Company Only – includes equity in income of the minority-owned insurance operations.
AIG  -  Form 10-K

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
Supplementary Insurance Information
Schedule III
At December 31, 2005, 2004 and 2003 and for the years then ended

		Reserves
		for					Losses
		Losses and					and	Amortization
	Deferred	Loss	Reserve	Policy			Loss	of Deferred
	Policy	Expenses,	for	and		Net	Expenses	Policy	Other	Net
	Acquisition	Future Policy	Unearned	Contract	Premium	Investment	Incurred,	Acquisition	Operating	Premiums
Segment (in millions)	Costs	Benefits(a)	Premiums	Claims(b)	Revenue	Income	Benefits	Costs	Expenses	Written

2005
General Insurance	$4,048	$77,169	$24,243	$–	$40,809	$4,031	$33,091	$7,430	$2,338	$41,872
Life Insurance & Retirement Services	29,200	108,807	–	2,473	29,400	18,134	30,620	3,377	4,475	–

	$33,248	$185,976	$24,243	$2,473	$70,209	$22,165	$63,711	$10,807	$6,813	$41,872

2004
General Insurance	$3,998	$61,878	$23,400	$–	$38,537	$3,196	$30,357	$6,238	$2,189	$40,623
Life Insurance & Retirement Services	25,819	104,740	–	2,435	28,088	15,269	28,003	3,551	3,923	–

	$29,817	$166,618	$23,400	$2,435	$66,625	$18,465	$58,360	$9,789	$6,112	$40,623

2003
General Insurance	$3,619	$51,871	$21,235	$–	$31,306	$2,566	$22,872	$4,676	$1,783	$35,031
Life Insurance & Retirement Services	22,375	92,915	–	2,006	23,496	12,942	23,162	2,778	3,931	–

	$25,994	$144,786	$21,235	$2,006	$54,802	$15,508	$46,034	$7,454	$5,714	$35,031

(a)	Reserves for losses and loss expenses with respect to the General Insurance operations are net of discounts of $2.11 billion, $1.55 billion and $1.52 billion at December 31, 2005, 2004 and 2003, respectively.

(b)	Reflected in insurance balances payable on the accompanying consolidated balance sheet.

AIG  -  Form 10-K

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
Reinsurance
Schedule IV
At December 31, 2005, 2004 and 2003 and for the years then ended

						Percent of
		Ceded	Assumed			Amount
		to Other	from Other	Net		Assumed
(dollars in millions)	Gross Amount	Companies	Companies	Amount		to Net

2005
Life Insurance in-force	$1,838,337	$365,082	$14,496	$1,487,751		1.0%

Premiums:
General Insurance	$46,689	$10,853	$6,036	$41,872		14.4%
Life Insurance & Retirement Services	30,637	1,317	80	29,400	*	0.3

Total premiums	$77,326	$12,170	$6,116	$71,272		8.6%

2004
Life Insurance in-force	$1,844,189	$344,036	$13,905	$1,514,058		0.9%

Premiums:
General Insurance	$44,692	$11,423	$7,354	$40,623		18.1%
Life Insurance & Retirement Services	28,486	1,114	716	28,088	*	2.5

Total premiums	$73,178	$12,537	$8,070	$68,711		11.7%

2003
Life Insurance in-force	$1,580,982	$293,064	$2,049	$1,289,967		0.2%

Premiums:
General Insurance	$40,786	$11,907	$6,152	$35,031		17.6%
Life Insurance & Retirement Services	24,412	952	36	23,496	*	0.2

Total premiums	$65,198	$12,859	$6,188	$58,527		10.6%

*	Includes accident and health premiums of $6.51 billion, $5.63 billion and $4.17 billion in 2005, 2004 and 2003, respectively.
AIG  -  Form 10-K