Form 10-Q/A
period 2005-03-31
AMERICAN INTERNATIONAL GROUP INC
filed 2006-05-10
CIK 5272

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ✓                         No

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange
Act.    Large accelerated filer    ✓                  Accelerated filer                        Non-accelerated filer

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes                        No  ✓

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2005: 2,594,907,032.

American International Group, Inc. and Subsidiaries

Explanatory Note

     Overview. This amendment to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 (First Quarter Form 10-Q/A) is being filed for purposes of amending Items 1, 2, 3 and 4 of Part I and Item 6 of Part II of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 (First Quarter Form 10-Q) of American International Group, Inc. (AIG), which was originally filed on June 28, 2005, and provides information about the financial results for the three month periods ended March 31, 2005 and 2004 as restated for the restatements described in AIG’s Annual Report on Form 10-K for the year ended December 31, 2005 (2005 Annual Report on Form 10-K). Information in this First Quarter Form 10-Q/A is generally stated as of March 31, 2005 and generally does not reflect any subsequent information or events other than the restatements, except that certain forward looking statements throughout this First Quarter Form 10-Q/A have been revised to reflect events and developments subsequent to March 31, 2005. Information regarding subsequent periods with respect to AIG is contained in the 2005 Annual Report on Form 10-K and other filings with the Securities and Exchange Commission (SEC). This filing should be considered, and read, in conjunction with such filings.

     First Restatement. In connection with the preparation of AIG’s consolidated financial statements included in AIG’s Annual Report on Form 10-K for the year ended December 31, 2004 (2004 Annual Report on Form 10-K), AIG’s management initiated an internal review of its books and records, which was substantially expanded in mid-March 2005 with the oversight of the Audit Committee of the Board of Directors of AIG. The review spanned AIG’s major business units globally, and included a number of transactions from 2000 to 2004. As disclosed in the 2004 Annual Report on Form 10-K, as a result of the findings of the internal review, together with the results of investigations by outside counsel at the request of AIG’s Audit Committee and in consultation with PricewaterhouseCoopers LLP, AIG’s independent registered public accounting firm, AIG restated its consolidated financial statements for the years ended December 31, 2003, 2002, 2001 and 2000, the quarters ended March 31, June 30 and September 30, 2004 and 2003 and the quarter ended December 31, 2003 (the First Restatement).

     Second Restatement. As announced on November 9, 2005, AIG identified certain errors, the preponderance of which were identified during the remediation of the material weaknesses in internal control over financial reporting, principally relating to internal controls surrounding accounting for derivatives and related assets and liabilities under Statement of Financial Accounting Standards No. 133 — “Accounting for Derivative Instruments and Hedging Activities” (FAS 133), reconciliation of certain balance sheet accounts and income tax accounting. AIG also announced it was correcting errors that were identified since the First Restatement, including those relating to the accounting for certain payments received from aircraft and engine manufacturers by International Lease Finance Corporation (ILFC), which were originally corrected in AIG’s Form 10-Q for the quarter ended June 30, 2005 (Second Quarter Form 10-Q). The adjustments to correct the foregoing errors are referred to in this First Quarter Form 10-Q/A as the Initial Adjustments.

     In connection with the remediation of material weaknesses in internal control over financial reporting referred to above, AIG identified certain additional errors, principally relating to internal controls over reconciliation of certain balance sheet accounts in the Domestic Brokerage Group (DBG). As a result, AIG included further adjustments (the Additional Adjustments) in its restatement of the consolidated financial statements and financial statement schedules for the years ended December 31, 2004, 2003 and 2002, along with 2001 and 2000 for purposes of preparation of the Selected Consolidated Financial Data for 2001 and 2000, and quarterly financial information for 2004 and 2003 and in the restated consolidated financial statements included in this First Quarter Form 10-Q/A. The Initial Adjustments and the Additional Adjustments are referred to herein as the Second Restatement. AIG’s quarterly report on Form 10-Q for the quarter ended September 30, 2005 (September 2005 Form 10-Q) will not be amended because the Additional Adjustments to the financial statements included therein are not material to those financial statements.

     The financial information that is included in this First Quarter Form 10-Q/A has been restated as part of the First Restatement and the Second Restatement (the Restatements). Only restated financial information that is being presented for the first time in this First Quarter Form 10-Q/A is identified herein as “Restated”. All previously presented, restated financial information is identified as such in the respective SEC filing in which the information was restated.

American International Group, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEET

(in millions) (unaudited)

	March 31,
	2005	December 31,
	(Restated)	2004

Assets:
Investments and financial services assets:
Fixed maturities:
Bonds available for sale, at market value (amortized cost: 2005 – $338,161; 2004 – $329,838)	$350,400	$344,399
Bonds held to maturity, at amortized cost (market value: 2005 – $21,734; 2004 – $18,791)	21,477	18,294
Bond trading securities, at market value (cost: 2005 – $3,562; 2004 – $2,973)	3,580	2,984
Equity securities:
Common stocks available for sale, at market value (cost: 2005 – $9,075; 2004 – $8,424)	10,751	9,772
Common stocks trading, at market value (cost: 2005 – $5,947; 2004 – $5,651)	6,379	5,894
Preferred stocks, at market value (cost: 2005 – $2,272; 2004 – $2,017)	2,280	2,040
Mortgage loans on real estate, net of allowance (2005 – $62; 2004 – $65)	14,065	13,146
Policy loans	7,109	7,035
Collateral and guaranteed loans, net of allowance (2005 – $16; 2004 – $18)	3,309	3,303
Financial services assets:
Flight equipment primarily under operating leases, net of accumulated depreciation (2005 – $6,718; 2004 – $6,390)	33,896	32,130
Securities available for sale, at market value (cost: 2005 – $28,946; 2004 – $29,171)	29,660	31,225
Trading securities, at market value	3,091	2,746
Spot commodities	654	534
Unrealized gain on swaps, options and forward transactions	20,149	22,670
Trading assets	1,507	3,433
Securities purchased under agreements to resell, at contract value	32,593	26,272
Finance receivables, net of allowance (2005 – $573; 2004 – $571)	24,929	23,574
Securities lending collateral, at market value (which approximates cost)	51,890	49,169
Other invested assets	25,608	23,559
Short-term investments, at cost (approximates market value)	22,017	16,102

Total investments and financial services assets	665,344	638,281
Cash	2,361	2,009
Investment income due and accrued	5,609	5,556
Premiums and insurance balances receivable, net of allowance (2005 – $682; 2004 – $690)	16,222	15,622
Reinsurance assets, net	19,372	19,613
Deferred policy acquisition costs	31,625	29,817
Investments in partially owned companies	1,544	1,495
Real estate and other fixed assets, net of accumulated depreciation (2005 – $4,688; 2004 – $4,650)	6,190	6,192
Separate and variable accounts	57,417	57,741
Goodwill	8,532	8,556
Income taxes receivable – current	–	138
Other assets	16,261	16,125

Total assets	$830,477	$801,145

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEET (continued)

(in millions, except share data) (unaudited)

	March 31,
	2005	December 31,
	(Restated)	2004

Liabilities:
Reserve for losses and loss expenses	$63,570	$61,878
Reserve for unearned premiums	24,088	23,400
Future policy benefits for life and accident and health insurance contracts	108,186	104,740
Policyholders’ contract deposits	225,690	216,474
Other policyholders’ funds	10,212	10,280
Reserve for commissions, expenses and taxes	4,772	4,629
Insurance balances payable	4,269	3,661
Funds held by companies under reinsurance treaties	3,137	3,404
Income taxes payable:
Current	585	—
Deferred	6,118	6,588
Financial services liabilities:
Borrowings under obligations of guaranteed investment agreements	22,691	18,919
Securities sold under agreements to repurchase, at contract value	21,642	23,581
Trading liabilities	1,482	2,503
Securities and spot commodities sold but not yet purchased, at market value	5,586	5,404
Unrealized loss on swaps, options and forward transactions	12,866	15,985
Trust deposits and deposits due to banks and other depositors	4,612	4,248
Commercial paper	8,477	6,724
Notes, bonds, loans and mortgages payable	64,327	61,296
Commercial paper	3,479	2,969
Notes, bonds, loans and mortgages payable	5,558	5,502
Liabilities connected to trust preferred stock	1,489	1,489
Separate and variable accounts	57,417	57,741
Minority interest	5,208	4,831
Securities lending payable	52,693	49,972
Other liabilities	30,517	25,055

Total liabilities	748,671	721,273

Preferred shareholders’ equity in subsidiary companies	198	199

Commitments and Contingent Liabilities (See Note 7)
Shareholders’ equity:
Common stock, $2.50 par value; 5,000,000,000 shares authorized; shares issued 2005 – 2,751,327,476; 2004 – 2,751,327,476	6,878	6,878
Additional paid-in capital	2,104	2,094
Retained earnings	66,813	63,468
Accumulated other comprehensive income (loss)	8,125	9,444
Treasury stock, at cost; 2005 – 156,420,444; 2004 – 154,904,286 shares of common stock	(2,312)	(2,211)

Total shareholders’ equity	81,608	79,673

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$830,477	$801,145

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF INCOME

(in millions, except per share data) (unaudited)

	2005
Three Months Ended March 31,	(Restated)	2004

Revenues:
Premiums and other considerations	$17,680	$15,979
Net investment income	5,332	4,600
Realized capital gains (losses)	137	(86)
Other revenues	4,053	2,729

Total revenues	27,202	23,222

Benefits and expenses:
Incurred policy losses and benefits	14,873	13,590
Insurance acquisition and other operating expenses	6,680	5,790

Total benefits and expenses	21,553	19,380

Income before income taxes, minority interest and cumulative effect of an accounting change	5,649	3,842

Income taxes (benefits):
Current	968	1,345
Deferred	738	(215)

	1,706	1,130

Income before minority interest and cumulative effect of an accounting change	3,943	2,712

Minority interest	(144)	(70)

Income before cumulative effect of an accounting change	3,799	2,642

Cumulative effect of an accounting change, net of tax	–	(144)

Net income	$3,799	$2,498

Earnings per common share:
Basic
Income before cumulative effect of an accounting change	$1.46	$1.01
Cumulative effect of an accounting change, net of tax	–	(0.06)
Net income	1.46	0.95

Diluted
Income before cumulative effect of an accounting change	$1.45	$1.00
Cumulative effect of an accounting change, net of tax	–	(0.06)
Net income	1.45	0.94

Dividends declared per common share	$0.175	$0.065

Average shares outstanding:
Basic	2,597	2,610
Diluted	2,624	2,642

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions) (unaudited)

	2005	2004
Three Months Ended March 31,	(Restated)	(Restated)

Summary:
Net cash (used in) provided by operating activities	$(434)	$8,006
Net cash used in investing activities	(20,118)	(29,658)
Net cash provided by financing activities	20,961	22,348
Effect of exchange rate changes on cash	(57)	302

Change in cash	352	998
Cash at beginning of period	2,009	922

Cash at end of period	$2,361	$1,920

Cash flows from operating activities:
Net income	$3,799	$2,498

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Noncash revenues, expenses, gains and losses included in income:
Change in:
General and life insurance reserves	5,605	6,698
Premiums and insurance balances receivable and payable – net	8	(728)
Reinsurance assets	241	(403)
Deferred policy acquisition costs	(944)	(1,082)
Investment income due and accrued	(53)	(337)
Funds held under reinsurance treaties	(267)	102
Other policyholders’ funds	(68)	473
Current and deferred income taxes – net	1,457	1,209
Reserve for commissions, expenses and taxes	143	389
Other assets and liabilities – net	(962)	(410)
Bonds and common stocks trading, at market value	(1,082)	(732)
Trading assets and liabilities – net	905	(638)
Trading securities, at market value	(345)	(1,458)
Spot commodities	(120)	67
Net unrealized (gain) loss on swaps, options and forward transactions	(598)	139
Securities purchased under agreements to resell	(6,321)	1,819
Securities sold under agreements to repurchase	(1,939)	260
Securities and spot commodities sold but not yet purchased, at market value	182	(244)
Realized capital (gains) losses	(137)	86
Equity in income of partially owned companies and other invested assets	(445)	(316)
Amortization of premium and discount on securities	113	77
Depreciation expenses, principally flight equipment	526	486
Provision for finance receivable losses	86	90
Other – net	(218)	(39)

Total adjustments	(4,233)	5,508

Net cash (used in) provided by operating activities	$(434)	$8,006

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

(in millions) (unaudited)

	2005	2004
Three Months Ended March 31,	(Restated)	(Restated)

Cash flows from investing activities:
Cost of bonds, at market sold	$27,572	$28,449
Cost of bonds, at market matured or redeemed	2,823	3,947
Cost of equity securities sold	2,724	3,258
Realized capital gains (losses)	137	(86)
Purchases of fixed maturities	(42,094)	(46,832)
Purchases of equity securities	(3,608)	(3,987)
Mortgage, policy and collateral loans granted	(1,578)	(206)
Repayments of mortgage, policy and collateral loans	575	539
Sales of securities available for sale	804	620
Maturities of securities available for sale	2,164	324
Purchases of securities available for sale	(2,316)	(3,066)
Sales of flight equipment	41	1,080
Purchases of flight equipment	(2,141)	(1,815)
Change in securities lending collateral	(2,721)	(10,500)
Net additions to real estate and other fixed assets	(188)	(182)
Sales or distributions of other invested assets	2,163	2,171
Investments in other invested assets	(3,339)	(3,747)
Change in short-term investments	301	1,356
Investments in partially owned companies	4	(6)
Finance receivable originations and purchases	(10,605)	(5,579)
Finance receivable principal payments received	9,164	4,604

Net cash used in investing activities	$(20,118)	$(29,658)

Cash flows from financing activities:
Receipts from policyholders’ contract deposits	$16,279	$13,062
Withdrawals from policyholders’ contract deposits	(7,149)	(4,507)
Change in trust deposits and deposits due to banks and other depositors	364	50
Change in commercial paper	2,263	1,875
Proceeds from notes, bonds, loans and mortgages payable	16,244	7,153
Repayments on notes, bonds, loans and mortgages payable	(13,081)	(5,641)
Proceeds from guaranteed investment agreements	4,955	1,505
Maturities of guaranteed investment agreements	(1,183)	(1,428)
Change in securities lending payable	2,721	10,500
Proceeds from common stock issued	31	40
Cash dividends to shareholders	(325)	(170)
Acquisition of treasury stock	(166)	(92)
Other – net	8	1

Net cash provided by financing activities	$20,961	$22,348

Supplementary information:
Taxes paid	$382	$493

Interest paid	$1,147	$1,032

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(in millions) (unaudited)

	2005
Three Months Ended March 31,	(Restated)	2004

Comprehensive income (loss):
Net income	$3,799	$2,498

Other comprehensive income (loss):
Unrealized (depreciation) appreciation of investments – net of reclassification adjustments	(2,535)	4,546
Deferred income tax benefit (expense) on above changes	1,256	(1,436)
Foreign currency translation adjustments	(53)	302
Applicable income tax benefit (expense) on above changes	4	(34)
Net derivative gains arising from cash flow hedging activities	150	21
Deferred income tax (expense) benefit on above changes	(111)	3
Retirement plan liabilities adjustment, net of tax	(30)	(27)

Other comprehensive income (loss)	(1,319)	3,375

Comprehensive income (loss)	$2,480	$5,873

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Financial Statement Presentation

These statements are unaudited. In the opinion of management, all material adjustments including normal recurring accruals have been made for a fair statement of the results presented herein. All material intercompany accounts and transactions have been eliminated. Certain accounts have been reclassified in the 2004 financial statements to conform to their 2005 presentation. For further information, refer to the Annual Report on Form 10-K of American International Group, Inc. (AIG) for the year ended December 31, 2005 (2005 Annual Report on Form 10-K).

     As more fully described in AIG’s 2004 Annual Report on Form 10-K for the year ended December 31, 2004, which was originally filed May 31, 2005 (2004 Annual Report on Form 10-K), and AIG’s Forms 10-Q/A for the quarterly periods ended March 31, 2004 and June 30, 2004, AIG restated the accounting for certain transactions and certain relationships for the quarters ended March 31, 2004 and June 30, 2004, as part of the restatement of its financial statements for the years ended December 31, 2003, 2002, 2001 and 2000, the quarters ended March 31, June 30 and September 30, 2004 and 2003 and the quarter ended December 31, 2003 (the First Restatement).

     As announced on November 9, 2005, AIG identified certain errors, the preponderance of which were identified during the remediation of the material weaknesses in internal control over financial reporting, principally relating to internal controls surrounding accounting for derivatives and related assets and liabilities under FAS 133, reconciliation of certain balance sheet accounts and income tax accounting. Due to the significance of these corrections, AIG restated its consolidated financial statements for the years ended December 31, 2004, 2003 and 2002, along with 2001 and 2000 for purposes of preparation of the Selected Consolidated Financial Data for 2001 and 2000, and quarterly financial information for 2004 and 2003 and the first three quarters of 2005 (the Second Restatement, and together with the First Restatement, the Restatements). As part of the Second Restatement, AIG also corrected errors that have been identified since the First Restatement, including those relating to the accounting for certain payments received from aircraft and engine manufacturers by International Lease Finance Corporation (ILFC), which were originally corrected as an out-of-period item in AIG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (Second Quarter Form 10-Q).

2.	Restatements of Previously Issued Financial Statements

The following provides a description of the accounting adjustments included in the Restatements of AIG’s consolidated financial statements and the effect of the adjustments on AIG’s Consolidated Balance Sheet at March 31, 2005 and December 31, 2004 and its Consolidated Statement of Income for the three month periods ended March 31, 2005 and 2004 and Consolidated Statement of Cash Flows for the quarters ended March 31, 2005 and 2004. All prior period amounts included in this report affected by the Restatements are presented on a restated basis.

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

     AIG disclosed in its 2004 Annual Report on Form 10-K that it had identified a number of material weaknesses in internal control over financial reporting, including controls over certain balance sheet reconciliations, controls over the accounting for certain derivative transactions and controls over income tax accounting. AIG has been and continues to be actively engaged in the implementation of remediation efforts to address all of these material weaknesses in internal control over financial reporting.

     See Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 of Notes to Consolidated Financial Statements in the 2004 Annual Report on Form 10-K for a discussion of the First Restatement and a reconciliation of previously reported amounts to the restated amounts for the years ended December 31, 2003, 2002, 2001 and 2000, and see below for reconciliation of such amounts for the quarter ended March 31, 2004.

(b) Second Restatement

     As announced on November 9, 2005, AIG identified certain additional errors, the preponderance of which were identified during the remediation of the material weaknesses in internal control over financial reporting, principally relating to internal controls surrounding accounting for derivatives and related assets and liabilities under FAS 133, reconciliation of certain balance sheet accounts and income tax accounting.

     AIG also announced it was correcting errors that were identified since the First Restatement, including those relating to the accounting for certain payments received from aircraft

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

2.	Restatement of Previously Issued Financial Statements (continued)

and engine manufacturers by ILFC, which were originally corrected in AIG’s Second Quarter Form 10-Q. The adjustments to correct the foregoing errors are referred to in this First Quarter Form 10-Q/A as the Initial Adjustments.

     In connection with the remediation of material weaknesses in internal control over financial reporting referred to above, AIG identified certain additional errors, principally relating to internal controls over reconciliation of certain balance sheet accounts in DBG. As a result, AIG included further adjustments (the Additional Adjustments) in its restatement of the consolidated financial statements and financial statement schedules for the years ended December 31, 2004, 2003 and 2002, along with 2001 and 2000 for purposes of preparation of the Selected Consolidated Financial Data for 2001 and 2000, and quarterly financial information for 2004 and 2003 and is restating the first three quarters of 2005. The Initial Adjustments and the Additional Adjustments are referred to herein as the Second Restatement. AIG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 will not be amended because the Additional Adjustments to the financial statements included therein are not material to those financial statements.

     Details of the Initial Adjustments in the Second Restatement. The accounting adjustments relate primarily to the categories described below.

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

The Initial Adjustments to reflect appropriate GAAP accounting for these derivatives and related assets and liabilities, including related currency translation gains and losses, increased net income by approximately $70 million and decreased net income by approximately $28 million for the quarters ended March 31, 2005 and 2004, respectively, and increased total shareholders’ equity by approximately $367 million as of December 31, 2004.

•	Asset Realization — Domestic Brokerage Group (DBG) Issues. During the third quarter of 2005, AIG concluded that additional adjustments should be made to the value of certain DBG reserves and allowances for doubtful accounts for time periods prior to January 1, 2003, resulting in an after-tax reduction in total shareholders’ equity at December 31, 2004 of approximately $205 million. The adjustments had no effect on net income for the quarters ended March 31, 2005 and 2004.

•	Income Tax Accounting. During the third quarter of 2005, AIG identified and corrected additional errors in its income tax accounting. The most significant adjustment resulted from AIG incorrectly recording the income tax benefit resulting from employee exercises of stock options as a reduction in income tax expense rather than as an increase in additional paid-in capital as required by GAAP. This adjustment has no effect on total shareholders’ equity. The effect of the income tax adjustments was to increase total tax expense by approximately $36 million and $5 million for the quarters ended March 31, 2005 and 2004, respectively, and to increase total shareholders’ equity as of December 31, 2004 by approximately $131 million.

•	Manufacturers’ Payments Received by ILFC. In the course of the ILFC review of its application of FAS 133 in connection with AIG’s internal review, ILFC, in consultation with its independent registered public accounting firm, identified an error in its accounting for certain payments received from aircraft and engine manufacturers. Under arrangements with these manufacturers, in certain circumstances, the manufacturers established notional accounts for the benefit of ILFC to which amounts were credited by the manufacturers in connection with the purchase by and delivery to ILFC and the lease of aircraft. Amounts credited to the notional accounts were used at ILFC’s direction to protect ILFC from certain events, including loss when airline customers of ILFC defaulted on lease payment obligations, to provide lease subsidies and other incentives to ILFC’s airline customers in connection with leases of certain aircraft, and to reduce ILFC’s cost of aircraft purchased.

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

Although ILFC restated its financial statements for the years 2000 through 2004 and for the quarter ended March 31, 2005 to correct its accounting for the payments from aircraft and engine manufacturers described above, AIG had previously considered these adjustments not to be sufficiently material to require correction by restatement in AIG’s consolidated financial statements. The effect of the adjustments included in the Second Restatement relating to the manufacturers’ payments was to decrease other revenues and net income by approximately $31 million and $12 million and $18 million and $4 million, respectively, for the quarters ended March 31, 2005 and 2004. Additionally, total shareholders’ equity was reduced by approximately $320 million as of December 31, 2004.

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

The Additional Adjustments to reflect the asset realization and revenue recognition revisions had the following effects on consolidated net income and total shareholders’ equity:

Increase (Decrease) For the Three Months Ended March 31,

(in millions)	2005	2004

Consolidated Statement of Income:
Net income	$(1)	$–

Increase (Decrease) at March 31, 2005 and at December 31, 2004,

(in millions)	2005	2004

Consolidated Balance Sheet:
Total shareholders’ equity	(536)	(534)

•	Accounting for Derivatives and Related Assets and Liabilities (FAS 133 Hedge Accounting). During the fourth quarter of 2005, AIG identified and corrected additional errors identified during the remediation of the previously disclosed material weaknesses in internal controls surrounding accounting for derivatives and related assets and liabilities under FAS 133.

The Additional Adjustments to reflect appropriate GAAP accounting for these derivatives which also included related currency translation gains and losses, had the following effects on certain of AIG’s consolidated statement of income and balance sheet accounts:

Increase (Decrease) For the Three Months Ended March 31,

(in millions)	2005	2004

Consolidated Statement of Income:
Other revenues	$79	$(26)
Net income	11	(14)

Increase (Decrease) at March 31, 2005 and at December 31, 2004,

(in millions)	2005	2004

Consolidated Balance Sheet:
Total shareholders’ equity	(17)	(65)

•	Income Tax Accounting. During the fourth quarter of 2005, AIG identified and corrected additional errors in its income tax accounting. The income tax adjustments had the following effects on certain of AIG’s consolidated statement of income and balance sheet accounts:

Increase (Decrease) For the Three Months Ended March 31,

(in millions)	2005	2004

Consolidated Statement of Income:
Income tax expense	$(24)	$13
Net income	24	(13)

Increase (Decrease) at March 31, 2005 and at December 31, 2004,

(in millions)	2005	2004

Consolidated Balance Sheet:
Total shareholders’ equity	(29)	(98)

•	Statement of Cash Flows Classification of Certain Trading Securities. AIG identified and corrected the classification of certain trading securities activity from investing activities to operating activities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

2.	Restatement of Previously Issued Financial Statements (continued)

The following tables present the previously reported and the restated Consolidated Balance Sheet, Consolidated Statement of Income, and Condensed Consolidated Statement of Cash Flows:

CONSOLIDATED BALANCE SHEET

	March 31, 2005

	As Previously	As	December 31,
(in millions) (unaudited)	Reported	Restated	2004

Assets:
Investments and financial services assets:
Fixed maturities:
Bonds available for sale, at market value	$350,400	$350,400	$344,399
Bonds held to maturity, at amortized cost	21,477	21,477	18,294
Bond trading securities, at market value	3,580	3,580	2,984
Equity securities:
Common stocks available for sale, at market value	10,896	10,751	9,772
Common stocks trading, at market value	6,379	6,379	5,894
Preferred stocks, at market value	2,280	2,280	2,040
Mortgage loans on real estate, net of allowance	14,065	14,065	13,146
Policy loans	7,109	7,109	7,035
Collateral and guaranteed loans, net of allowance	2,261	3,309	3,303
Financial services assets:
Flight equipment primarily under operating leases, net of accumulated depreciation	34,550	33,896	32,130
Securities available for sale, at market value	29,332	29,660	31,225
Trading securities, at market value	3,485	3,091	2,746
Spot commodities	98	654	534
Unrealized gain on swaps, options and forward transactions	20,149	20,149	22,670
Trading assets	1,372	1,507	3,433
Securities purchased under agreements to resell, at contract value	32,593	32,593	26,272
Finance receivables, net of allowance	24,929	24,929	23,574
Securities lending collateral, at market value (which approximates cost)	52,693	51,890	49,169
Other invested assets	24,532	25,608	23,559
Short-term investments, at cost	22,017	22,017	16,102

Total investments and financial services assets	664,197	665,344	638,281
Cash	2,361	2,361	2,009
Investment income due and accrued	5,653	5,609	5,556
Premiums and insurance balances receivable, net of allowance	15,724	16,222	15,622
Reinsurance assets, net of allowance	19,719	19,372	19,613
Deferred policy acquisition costs	31,536	31,625	29,817
Investments in partially owned companies	1,469	1,544	1,495
Real estate and other fixed assets, net of accumulated depreciation	6,190	6,190	6,192
Separate and variable accounts	57,417	57,417	57,741
Goodwill	8,577	8,532	8,556
Income taxes receivable – current	—	—	138
Other assets	15,413	16,261	16,125

Total assets	$828,256	$830,477	$801,145

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

2.	Restatement of Previously Issued Financial Statements (continued)

CONSOLIDATED BALANCE SHEET (continued)

	March 31, 2005

	As Previously	As	December 31,
(in millions) (unaudited)	Reported	Restated	2004

Liabilities:
Reserve for losses and loss expenses	$64,061	$63,570	$61,878
Reserve for unearned premiums	23,764	24,088	23,400
Future policy benefits for life and accident and health insurance contracts	108,182	108,186	104,740
Policyholders’ contract deposits	225,860	225,690	216,474
Other policyholders’ funds	10,212	10,212	10,280
Reserve for commissions, expenses and taxes	4,783	4,772	4,629
Insurance balances payable	4,307	4,269	3,661
Funds held by companies under reinsurance treaties	3,137	3,137	3,404
Income taxes payable:
Current	667	585	—
Deferred	6,622	6,118	6,588
Financial services liabilities:
Borrowings under obligations of guaranteed investment agreements	22,691	22,691	18,919
Securities sold under agreements to repurchase, at contract value	19,463	21,642	23,581
Trading liabilities	1,283	1,482	2,503
Securities and spot commodities sold but not yet purchased, at market value	4,881	5,586	5,404
Unrealized loss on swaps, options and forward transactions	14,751	12,866	15,985
Trust deposits and deposits due to banks and other depositors	4,612	4,612	4,248
Commercial paper	8,477	8,477	6,724
Notes, bonds, loans and mortgages payable	63,082	64,327	61,296
Commercial paper	3,479	3,479	2,969
Notes, bonds, loans and mortgages payable	5,557	5,558	5,502
Liabilities connected to trust preferred stock	1,489	1,489	1,489
Separate and variable accounts	57,417	57,417	57,741
Minority interest	4,960	5,208	4,831
Securities lending payable	52,693	52,693	49,972
Other liabilities	28,945	30,517	25,055

Total liabilities	745,375	748,671	721,273

Preferred shareholders’ equity in subsidiary companies	198	198	199

Shareholders’ equity:
Common stock	6,878	6,878	6,878
Additional paid-in capital	1,991	2,104	2,094
Retained earnings	67,752	66,813	63,468
Accumulated other comprehensive income (loss)	8,374	8,125	9,444
Treasury stock, at cost	(2,312)	(2,312)	(2,211)

Total shareholders’ equity	82,683	81,608	79,673

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$828,256	$830,477	$801,145

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

2.	Restatement of Previously Issued Financial Statements (continued)

CONSOLIDATED STATEMENT OF INCOME

	For the
	Three Months Ended
	March 31, 2005		For the
			Three Months
	As Previously	As	Ended
(in millions, except per share data) (unaudited)	Reported	Restated	March 31, 2004

Revenues:
Premiums and other considerations	$17,682	$17,680	$15,979
Net investment income	5,292	5,332	4,600
Realized capital gains (losses)	88	137	(86)
Other revenues	4,050	4,053	2,729

Total revenues	27,112	27,202	23,222

Benefits and expenses:
Incurred policy losses and benefits	14,865	14,873	13,590
Insurance acquisition and other operating expenses	6,804	6,680	5,790

Total benefits and expenses	21,669	21,553	19,380

Income before income taxes, minority interest and cumulative effect of an accounting change	5,443	5,649	3,842

Income taxes (benefits):
Current	987	968	1,345
Deferred	626	738	(215)

	1,613	1,706	1,130

Income before minority interest and cumulative effect of an accounting change	3,830	3,943	2,712

Minority interest	(146)	(144)	(70)

Income before cumulative effect of an accounting change	3,684	3,799	2,642

Cumulative effect of an accounting change, net of tax	—	—	(144)

Net income	$3,684	$3,799	$2,498

Earnings per common share:
Basic
Income before cumulative effect of an accounting change	$1.42	$1.46	$1.01
Cumulative effect of an accounting change, net of tax	—	—	(0.06)
Net income	$1.42	$1.46	$0.95

Diluted
Income before cumulative effect of an accounting change	$1.40	$1.45	$1.00
Cumulative effect of an accounting change, net of tax	—	—	(0.06)
Net income	$1.40	$1.45	$0.94

Dividends declared per common share	$0.175	$0.175	$0.065

Average shares outstanding:
Basic	2,597	2,597	2,610
Diluted	2,624	2,624	2,642

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
American International Group, Inc. and Subsidiaries

2.	Restatement of Previously Issued Financial Statements (continued)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended
	March 31, 2005

	As
	Previously	As	Three Months Ended
(in millions) (unaudited)	Reported	Restated	March 31, 2004

Net cash provided by (used in) operating activities	$654	$(434)	$8,006
Net cash used in investing activities	(18,801)	(20,118)	(29,658)
Net cash provided by financing activities	18,620	20,961	22,348
Effect of exchange rate changes on cash	(121)	(57)	302

Change in cash	352	352	998
Cash at beginning of period	2,009	2,009	922

Cash at end of period	$2,361	$2,361	$1,920

The following two tables reflect the effect of the aforementioned adjustments on each component of revenue:

For the Three Months Ended March 31, 2005	Premiums and	Net Investment	Realized Capital	Other	Total
(in millions) (unaudited)	Other Considerations	Income	Gains (Losses)	Revenues	Revenues

As Previously Reported	$17,682	$5,292	$88	$4,050	$27,112
Initial Adjustments in the Second Restatement:
Accounting for Derivatives (FAS 133 Hedge Accounting)	–	4	103	(48)	59
Manufacturers Payments Received by ILFC	–	–	–	(31)	(31)
All Other Adjustments — Net	–	53	–	3	56

Total Initial Adjustments in the Second Restatement	–	57	103	(76)	84

Revenues, as Restated for the Initial Adjustments	17,682	5,349	191	3,974	27,196

Additional Adjustments in the Second Restatement:
Asset Realization:
Domestic Brokerage Group (DBG) Issues	(1)	2	–	–	1
All Other Adjustments — Net	(1)	(19)	(54)	79	5

Total Additional Adjustments in the Second Restatement	(2)	(17)	(54)	79	6

Revenues, as Restated in the Second Restatement	$17,680	$5,332	$137	$4,053	$27,202

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

2.	Restatement of Previously Issued Financial Statements (continued)

For the Three Months Ended March 31, 2004	Premiums and	Net Investment	Realized Capital	Other	Total
(in millions) (unaudited)	Other Considerations	Income	Gains (Losses)	Revenues	Revenues

As Previously Reported	$16,139	$4,720	$83	$2,695	$23,637
Adjustments in the First Restatement:
Risk Transfer:
Union Excess	97	65	(12)	–	150
Other Risk Transfer	(49)	(2)	–	–	(51)
Net Investment Income:
Covered Calls	–	10	18	–	28
Synthetic Fuel Investment	–	(61)	–	(54)	(115)
Hedge Fund Accounting	–	13	–	(17)	(4)
Muni Tender Option Bond Program	–	21	8	–	29
DBG/AIG Capital Corporation Intercompany Dividend	–	(25)	–	–	(25)
“Top Level” Adjustments and Other Directed Entries (other than loss reserves)	44	(99)	22	12	(21)
Conversion of Underwriting Losses to Capital Losses	–	–	73	–	73
Asset Realization:
Other Than Temporary Declines	–	–	40	–	40
Other GAAP Corrections:
Accounting for Derivatives (FAS 133 Hedge Accounting)	–	–	(81)	(80)	(161)
Foreign Currency Translation (FAS 52)	–	–	(74)	–	(74)
Life Settlements	(196)	(39)	–	–	(235)
Commutations	(40)	–	–	–	(40)
Dollar Roll Transactions	–	–	38	–	38
All Other Adjustments — Net	(13)	(28)	–	147	106

Total Adjustments in the First Restatement	(157)	(145)	32	8	(262)

As Adjusted in the First Restatement	15,982	4,575	115	2,703	23,375

Initial Adjustments in the Second Restatement:
Accounting for Derivatives (FAS 133 Hedge Accounting)	–	–	(195)	53	(142)
Manufacturers Payments Received by ILFC	–	–	–	(18)	(18)
All Other Adjustments — Net	2	(2)	–	3	3

Total Initial Adjustments in the Second Restatement	2	(2)	(195)	38	(157)

Revenues, as Restated for the Initial Adjustments	15,984	4,573	(80)	2,741	23,218

Additional Adjustments in the Second Restatement:
Asset Realization:
Domestic Brokerage Group (DBG) Issues	(7)	26	–	–	19
All Other Adjustments — Net	2	1	(6)	(12)	(15)

Total Additional Adjustments in the Second Restatement	(5)	27	(6)	(12)	4

Revenues, as Restated in the Second Restatement	$15,979	$4,600	$(86)	$2,729	$23,222

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

2.	Restatement of Previously Issued Financial Statements (continued)

The following two tables reflect the effect of the aforementioned adjustments on each component of Benefits and Expenses:

For the Three Months Ended March 31, 2005	Incurred Policy	Insurance Acquisition and	Total Benefits
(in millions) (unaudited)	Losses and Benefits	Other Operating Expenses	and Expenses

As Previously Reported	$14,865	$6,804	$21,669
Initial Adjustments in the Second Restatement:
Accounting for Derivatives (FAS 133 Hedge Accounting)	–	(65)	(65)
Manufacturers Payments Received by ILFC	–	(12)	(12)
All Other Adjustments — Net	3	(49)	(46)

Total Initial Adjustments in the Second Restatement	3	(126)	(123)

Benefits and Expenses, as Restated for the Initial Adjustments	14,868	6,678	21,546

Additional Adjustments in the Second Restatement:
Asset Realization:
Domestic Brokerage Group (DBG) Issues	1	1	2
All Other Adjustments — Net	4	1	5

Total Additional Adjustments in the Second Restatement	5	2	7

Benefits and Expenses, as Restated in the Second Restatement	$14,873	$6,680	$21,553

For the Three Months Ended March 31, 2004	Incurred Policy	Insurance Acquisition and	Total Benefits
(in millions) (unaudited)	Losses and Benefits	Other Operating Expenses	and Expenses

As Previously Reported	$13,734	$5,612	$19,346
Adjustments in the First Restatement:
Risk Transfer:
Union Excess	168	12	180
Other Risk Transfer	(47)	(16)	(63)
Loss Reserves	60	–	60
Net Investment Income:
DBG/AIG Capital Corporation Intercompany Dividend	–	(25)	(25)
“Top Level” Adjustments and Other Directed Entries (other than loss reserves)	25	(68)	(43)
Conversion of Underwriting Losses to Capital Losses	–	(1)	(1)
Asset Realization:
Domestic Brokerage Group (DBG) Issues	–	47	47
Other GAAP Corrections:
Accounting for Derivatives (FAS 133 Hedge Accounting)	–	(20)	(20)
Foreign Currency Translation (FAS 52)	–	2	2
Life Settlements	(180)	–	(180)
Deferred Acquisition Costs (DAC)	(74)	105	31
SICO Deferred Compensation	–	14	14
Commutations	(40)	–	(40)
All Other Adjustments — Net	(49)	177	128

Total Adjustments in the First Restatement	(137)	227	90

As Adjusted in the First Restatement	13,597	5,839	19,436

Initial Adjustments in the Second Restatement:
Accounting for Derivatives (FAS 133 Hedge Accounting)	–	(66)	(66)
Manufacturers Payments Received by ILFC	–	(11)	(11)
All Other Adjustments — Net	2	1	3

Total Initial Adjustments in the Second Restatement	2	(76)	(74)

Benefits and Expenses, as Restated for the Initial Adjustments	13,599	5,763	19,362

Additional Adjustments in the Second Restatement:
Asset Realization:
Domestic Brokerage Group (DBG) Issues	(7)	26	19
All Other Adjustments — Net	(2)	1	(1)

Total Additional Adjustments in the Second Restatement	(9)	27	18

Benefits and Expenses, as Restated in the Second Restatement	$13,590	$5,790	$19,380

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

2.	Restatement of Previously Issued Financial Statements (continued)

The following table reflects the effect of the aforementioned adjustments on income taxes:

For the Three Months Ended March 31,
(in millions) (unaudited)	2005	2004

Income Taxes, as Previously Reported	$1,613	$1,356
Adjustments in the First Restatement:
Risk Transfer:
Union Excess	–	(11)
Other Risk Transfer	–	2
Loss Reserves	–	(21)
Net Investment Income:
Covered Calls	–	10
Synthetic Fuel Investment	–	(115)
“Top Level” Adjustments and Other Directed Entries (other than loss reserves)	–	8
Asset Realization:
Domestic Brokerage Group (DBG) Issues	–	5
Other Than Temporary Declines	–	14
Other GAAP Corrections:
Accounting for Derivatives (FAS 133 Hedge Accounting)	–	(49)
Accounting for Deferred Taxes	–	(4)
Foreign Currency Translation (FAS 52)	–	(26)
Life Settlements	–	(20)
Deferred Acquisition Costs (DAC)	–	(9)
All Other Adjustments — Net	–	29

Total Adjustments in the First Restatement	–	(187)

Income Taxes, as Adjusted in the First Restatement	1,613	1,169

Initial Adjustments in the Second Restatement:
Income Tax Accounting	36	5
All Other Adjustments — Net	65	(51)

Total Initial Adjustments in the Second Restatement	101	(46)

Income Taxes, as Restated for the Initial Adjustments	1,714	1,123

Additional Adjustments in the Second Restatement	(8)	7

Income Taxes, as Restated in the Second Restatement	$1,706	$1,130

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.	Segment Information

The following table summarizes the operations by major operating segment for the three months ended March 31, 2005 and 2004:

Operating Segments	2005	2004
(in millions) (unaudited)	(Restated)	(Restated)

Revenues(a):
General Insurance(b)	$11,219	$10,097
Life Insurance & Retirement Services(c)	11,775	10,485
Financial Services(d)	2,436	1,814
Asset Management(e)	1,377	1,050
Other	395	(224)

Consolidated	$27,202	$23,222

Operating income(a)(f):
General Insurance	$1,642	$1,442
Life Insurance & Retirement Services	2,181	1,749
Financial Services	1,045	584
Asset Management	590	436
Other(g)	191	(369)

Consolidated	$5,649	$3,842

(a)	Revenues and operating income reflect changes in market or estimated fair value associated with hedging activities that do not qualify for hedge accounting pursuant to FAS 133.
(b)	Represents the sum of General Insurance net premiums earned, net investment income and realized capital gains (losses).

(c)	Represents the sum of Life Insurance & Retirement Services GAAP premiums, net investment income and realized capital gains (losses).

(d)	Represents interest, lease and finance charges.

(e)	Represents management and advisory fees and net investment income with respect to GICs.

(f)	Represents income before income taxes, minority interest and cumulative effect of an accounting change.

(g)	Represents other income (deductions) – net and other realized capital gains (losses).

The following table summarizes AIG’s General Insurance operations by major internal reporting unit for the three months ended March 31, 2005 and 2004:

General Insurance	2005		2004
(in millions) (unaudited)	(Restated)		(Restated)

Revenues:
Domestic Brokerage Group	$6,289		$5,531
Transatlantic	982		973
Personal Lines	1,171		1,088
Mortgage Guaranty	169		162
Foreign General	2,602		2,337
Reclassifications and Eliminations	6		6

Total General Insurance	$11,219		$10,097

Operating Income:
Domestic Brokerage Group	$713	*	$556
Transatlantic	114		117
Personal Lines	109		96
Mortgage Guaranty	104		96
Foreign General	596		571
Reclassifications and Eliminations	6		6

Total General Insurance	$1,642		$1,442

*	Includes $118 million of additional losses incurred resulting from increased labor and material costs related to the 2004 Florida hurricanes.

The following table summarizes AIG’s Life Insurance & Retirement Services operations by major internal reporting unit for the three months ended March 31, 2005 and 2004:

Life Insurance & Retirement Services	2005	2004
(in millions) (unaudited)	(Restated)	(Restated)

Revenues(a):
Foreign:
AIA, AIRCO and Nan Shan(b)	$4,066	$3,775
ALICO, AIG Star Life and AIG Edison Life(c)	3,519	2,765
Philamlife and Other	130	117
Domestic:
AGLA and AG Life(d)	2,388	2,122
VALIC, AIG Annuity and AIG SunAmerica(e)	1,672	1,706

Total Life Insurance & Retirement Services	$11,775	$10,485

Operating Income:
Foreign:
AIA, AIRCO and Nan Shan(b)	$588	$527
ALICO, AIG Star Life and AIG Edison Life(c)	596	280
Philamlife and Other	16	28
Domestic:
AGLA and AG Life(d)	466	283
VALIC, AIG Annuity and AIG SunAmerica(e)	515	631

Total Life Insurance & Retirement Services	$2,181	$1,749

(a)	Represents the sum of Life Insurance & Retirement Services GAAP premiums, net investment income and realized capital gains (losses).
(b)	Represents the operations of American International Assurance Company, Limited together with American International Assurance Company (Bermuda) Limited (AIA), American International Reinsurance Company, Ltd. (AIRCO), and Nan Shan Life Insurance Company, Ltd. (Nan Shan).

(c)	Represents the operations of American Life Insurance Company (ALICO), AIG Star Life Insurance Co., Ltd. (AIG Star Life), and AIG Edison Life Insurance Company (AIG Edison Life).

(d)	AG Life includes the life operations of AIG Life Insurance Company and American International Life Assurance Company of New York. Also includes the operations of American General Life and Accident Insurance Company (AGLA).

(e)	“AIG SunAmerica” represents the annuity operations of AIG SunAmerica Life Assurance Company, as well as those of First SunAmerica Life Insurance Company and SunAmerica Life Insurance Company. Also includes the operations of The Variable Annuity Life Insurance Company (VALIC) and AIG Annuity Insurance Company (AIG Annuity).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

3.	Segment Information (continued)

The following table summarizes AIG’s Financial Services operations by major internal reporting unit for the three months ended March 31, 2005 and 2004:

Financial Services	2005	2004
(in millions) (unaudited)	(Restated)	(Restated)

Revenues(a):
Aircraft Finance(b)	$827	$734
Capital Markets(c)(d)	756	361
Consumer Finance(e)	833	693
Other	20	26

Total Financial Services	$2,436	$1,814

Operating income(a):
Aircraft Finance	$187	$172
Capital Markets(d)	620	214
Consumer Finance	231	183
Other	7	15

Total Financial Services	$1,045	$584

(a)	Includes the effect of hedging activities that do not qualify for hedge accounting treatment under FAS 133, including the related foreign exchange gains and losses. For the first three months of 2005 and 2004, the effect was $15 million and $20 million, respectively, in operating income for Aircraft Finance and $468 million and $83 million in both revenues and operating income for Capital Markets.
(b)	Revenues were primarily from ILFC aircraft lease rentals.

(c)	Revenues, shown net of interest expense, are primarily from hedging activities that do not qualify for hedge accounting treatment under FAS 133 described in (a) above.

(d)	Certain transactions entered into by AIGFP generate tax credits and benefits which are shown in the income tax line on the consolidated statement of income. The amount of tax credits and benefits for the first three months of March 31, 2005 and 2004 are $19 million, and $35 million, respectively.

(e)	Revenues were primarily finance charges.

The following table summarizes AIG’s Asset Management revenues and operating income for the three months ended March 31, 2005 and 2004:

Asset Management	2005	2004
(in millions) (unaudited)	(Restated)	(Restated)

Revenues:
Guaranteed investment contracts	$896	$737
Institutional Asset Management	319	187
Brokerage Services and Mutual Funds	63	61
Other	99	65

Total Asset Management	$1,377	$1,050

Operating income:
Guaranteed investment contracts(a)	$319	$295
Institutional Asset Management(b)	161	59
Brokerage Services and Mutual Funds	13	20
Other	97	62

Total Asset Management	$590	$436

(a)	The effect of hedging activities that do not qualify for hedge accounting treatment under FAS 133 was $62 million and $64 million for the first quarter of 2005 and 2004, respectively.
(b)	Includes the results of certain AIG managed private equity and real estate funds that are consolidated effective December 31, 2003 pursuant to FIN46R, “Consolidation of Variable Interest Entities”. For the first three months of 2005 and 2004, operating income includes $75 million and $4 million, respectively, of third-party limited partner earnings offset in Minority interest expense.

4.	Earnings Per Share

Earnings per share of AIG are based on the weighted average number of common shares outstanding during the period.

Computation of Earnings Per Share:

Three Months Ended March 31,	2005	2004
(in millions, except per share data) (unaudited)	(Restated)	(Restated)

Numerator for basic earnings per share:
Income before cumulative effect of an accounting change	$3,799	$2,642
Cumulative effect of an accounting change, net of tax	–	(144)

Net income applicable to common stock	$3,799	$2,498

Denominator for basic earnings per share:
Average shares outstanding used in the computation of per share earnings:
Common stock issued	2,752	2,752
Common stock in treasury	(155)	(142)

Average shares outstanding – basic	2,597	2,610

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

4.	Earnings Per Share (continued)

Three Months Ended March 31,	2005	2004
(in millions, except per share data) (unaudited)	(Restated)	(Restated)

Numerator for diluted earnings per share:
Income before cumulative effect of an accounting change	$3,799	$2,642
Cumulative effect of an accounting change, net of tax	–	(144)

Net income applicable to common stock	3,799	2,498

Interest on contingently convertible bonds, net of tax (a)	3	3

Adjusted net income applicable to common stock(a)	$3,802	$2,501

Denominator for diluted earnings per share:
Average shares outstanding	2,597	2,610
Incremental shares from potential common stock:
Average number of shares arising from outstanding employee stock plans (treasury stock method)(b)	18	23
Contingently convertible bonds(a)	9	9

Adjusted average shares outstanding – diluted(a)	2,624	2,642

Earnings per share:
Basic:
Income before cumulative effect of an accounting change	$1.46	$1.01
Cumulative effect of an accounting change, net of tax	–	(0.06)
Net income	$1.46	$0.95

Diluted:
Income before cumulative effect of an accounting change	$1.45	$1.00
Cumulative effect of an accounting change, net of tax	–	(0.06)
Net income	$1.45	$0.94

(a)	Assumes conversion of contingently convertible bonds due to the adoption of EITF Issue No. 04-8 “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share.”
(b)	Certain shares arising from employee stock plans were not included in the computation of diluted earnings per share where the exercise price of the options exceeded the average market price and would have been antidilutive. The number of shares excluded were 22 million and 8 million for the first three months of 2005 and 2004, respectively.

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

     Participation in the SICO Plans by any person, and the amount of such participation, has been at the sole discretion of SICO’s Board of Directors. None of the costs of the various benefits provided under the SICO Plans has been paid by AIG, although AIG has recorded a charge to reported earnings for the deferred compensation amounts paid to AIG employees by SICO, with an offsetting entry to additional paid-in capital reflecting amounts deemed contributed by SICO. The SICO Plans provide that shares currently owned by SICO may be set aside by SICO for the benefit of the participant and distributed upon retirement. The SICO Board of Directors currently may permit an early payout of units under certain circumstances. Prior to payout, the participant is not entitled to vote, dispose of or receive dividends with respect to such shares, and shares are subject to forfeiture under certain conditions, including but not limited to the participant’s voluntary termination of employment with AIG prior to normal retirement age. In addition, SICO’s Board of Directors currently may elect to pay a participant cash in lieu of shares of AIG common stock. See also Note 7(f) herein.

     SICO has also provided certain personal benefits to AIG employees. The cost of such benefits, primarily attributable to personal use of corporate aircraft, has not been included in compensation expense.

     Compensation expense with respect to the SICO Plans aggregated $7 million and $14 million for the first three months of 2005 and 2004, respectively.

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

     (a) AIG and certain of its subsidiaries become parties to derivative financial instruments with market risk resulting from both dealer and end user activities and to reduce currency, interest rate, equity and commodity exposures. These instruments are carried at their estimated fair values in the consolidated balance sheet. The vast majority of AIG’s derivative activity is transacted by AIG’s Capital Markets operations, comprised of AIG Financial Products Corp. and AIG Trading Group Inc. and their subsidiaries (AIGFP). (See also Note 20 in AIG’s 2005 Annual Report on Form 10-K.)

     (b) Securities sold, but not yet purchased and spot commodities sold but not yet purchased represent obligations of AIGFP to deliver specified securities and spot commodities at their contracted prices. AIGFP records a liability to repurchase the securities and spot commodities in the market at prevailing prices.

     AIG has issued unconditional guarantees with respect to the prompt payment, when due, of all present and future payment obligations and liabilities of AIGFP arising from transactions entered into by AIGFP. Revenues for the three months ended March 31, 2005 and 2004 from Capital Markets operations were $756 million and $361 million, respectively.

     (c) At March 31, 2005, ILFC had committed to purchase 322 new and used aircraft deliverable from 2005 through 2010 at an estimated aggregate purchase price of $19.5 billion and had options to purchase 6 new aircraft deliverable through 2007 at an estimated aggregate purchase price of $361 million. ILFC will be required to find customers for any aircraft acquired, and it must arrange financing for portions of the purchase price of such equipment.

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

     (j) On July 8, 2005, SICO filed a complaint against AIG in the United States District Court for the Southern District of New York. The complaint alleges that AIG is in the possession of items, including artwork, which SICO claims it owns, and seeks an order causing AIG to release those items as well as actual, consequential, punitive and exemplary damages. On September 27, 2005, AIG filed its answer to SICO’s complaint denying SICO’s allegations and asserting counter-claims for breach of contract, unjust enrichment, conversion and breach of fiduciary duty relating to SICO’s breach of its commitment to use its AIG shares for the benefit of AIG and its employees. On October 17, 2005, SICO replied to AIG’s counter-claims and additionally sought a judgment declaring that SICO is neither a control person nor an affiliate of AIG for purposes of Schedule 13D under the Securities Exchange Act of 1934, as amended (the Exchange Act), and Rule 144 under the Securities Act of 1933, as amended (the Securities Act), respectively. AIG responded to the SICO claims and sought a dismissal of SICO’s claims on November 7, 2005.

     (k) AIG subsidiaries own interests in certain limited liability companies (LLCs) which invested in six coal synthetic fuel production facilities. The sale of coal synthetic fuel produced by these six facilities generates income tax credits. One of the conditions a taxpayer must meet to qualify for coal synfuel tax credits is that the synfuel production facility must have been “placed in service” before July 1, 1998. On July 1, 2005, Internal Revenue Service (IRS) field agents issued notices of proposed adjustment to the LLCs proposing to disallow all of the credits taken by the LLCs during the years 2001 through 2003. The IRS field agents subsequently conceded that one of the facilities was timely placed in service, but they contend that none of the other underlying production facilities were placed in service by the statutory deadline. On October 3, 2005, IRS field agents issued 60-day letters to the LLCs proposing to disallow the tax credits taken with respect to synfuel sales by the remaining five production facilities. By letters dated February 17, 2006, the IRS field agents have advised the LLCs that they have, after further review, concluded that all six production facilities were placed in service before July 1, 1998 and that they will withdraw the 60-day letters issued to the LLCs.

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
     In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (FAS 123R). FAS 123R and its related interpretive guidance replaces FAS No. 123, “Accounting for Stock-Based Compensation” (FAS 123), and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” FAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. On January 1, 2003, AIG adopted the recognition provisions of FAS 123. In April 2005, the Securities and Exchange Commission (SEC) delayed the effective date for FAS 123R until the first fiscal year beginning after June 15, 2005. As a result, AIG expects to adopt the provisions of the revised FAS 123R and its related interpretive guidance in the first quarter of 2006. For its service-based awards (1999 Stock Option Plan, 2002 Stock Incentive Plan, and 1999 Employee Stock Purchase Plan), AIG recognizes compensation on a straight-line basis over the scheduled vesting period. Upon adoption of FAS 123R, AIG will recognize compensation expense to the scheduled retirement date for employees near retirement. AIG does not expect the effect of this change to be material to AIG’s results of operations. Consistent with the requirements of FAS 123R, AIG will recognize the unvested portion of its APB 25 awards as compensation expense over the remaining vesting period.
     In December 2005 and January 2006, Starr made tender offers to AIG employees holding Starr common and preferred stock. In conjunction with AIG’s adoption of FAS 123R, Starr is considered to be an “economic interest holder” in

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

     On June 29, 2005, FASB issued Statement 133 Implementation Issue No. B39, “Application of Paragraph 13(b) to Call Options That Are Exercisable Only by the Debtor.” The conditions in FAS 133 paragraph 13(b) do not apply to an embedded call option in a hybrid instrument containing a debt host contract if the right to accelerate the settlement of the debt can be exercised only by the debtor (issuer/ borrower). This guidance does not apply to other embedded

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

     On February 16, 2006, the FASB issued FAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (FAS 155), an amendment of FAS 140 and FAS 133. FAS 155 permits the Company to elect to measure any hybrid financial instrument at fair value (with changes in fair value recognized in earnings) if the hybrid instrument contains an embedded derivative that would otherwise be required to be bifurcated and accounted for separately under FAS 133. The election to measure the hybrid instrument at fair value is made on an instrument-by-instrument basis and is irrevocable. FAS 155 will be effective for all instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of AIG’s fiscal year that begins after September 15, 2006, with earlier adoption permitted as of the beginning of 2006, provided that financial statements for any interim period of that fiscal year have not been issued. AIG has elected to early adopt FAS 155 as of January 1, 2006. This change in accounting will not have a material effect on AIG’s results of operations or financial condition.

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

American General Corporation:

Condensed Consolidating Balance Sheet

	American
	International
March 31, 2005 (Restated)	Group, Inc.	AGC	Other		Consolidated
(in millions) (unaudited)	Guarantor	Issuer	Subsidiaries	Eliminations	AIG

Assets:
Invested assets	$764	$–	$677,335	$(12,755)	$665,344
Cash	150	–	2,211	–	2,361
Carrying value of subsidiaries and partially owned companies, at equity	82,963	25,889	15,846	(123,154)	1,544
Other assets	2,811	2,691	159,978	(4,252)	161,228

Total assets	$86,688	$28,580	$855,370	$(140,161)	$830,477

Liabilities:
Insurance liabilities	$391	$–	$443,604	$(71)	$443,924
Debt	3,650	2,483	112,158	(12,270)	106,021
Other liabilities	1,039	4,264	198,234	(4,811)	198,726

Total liabilities	5,080	6,747	753,996	(17,152)	748,671

Preferred shareholders’ equity in subsidiary companies	–	–	198	–	198
Total shareholders’ equity	81,608	21,833	101,176	(123,009)	81,608

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$86,688	$28,580	$855,370	$(140,161)	$830,477

	American
	International
December 31, 2004	Group, Inc.	AGC	Other		Consolidated
(in millions) (unaudited)	Guarantor	Issuer	Subsidiaries	Eliminations	AIG

Assets:
Invested assets	$1,027	$–	$650,238	$(12,984)	$638,281
Cash	17	–	1,992	–	2,009
Carrying value of subsidiaries and partially owned companies, at equity	80,966	26,179	12,763	(118,413)	1,495
Other assets	2,786	2,546	154,417	(389)	159,360

Total assets	$84,796	$28,725	$819,410	$(131,786)	$801,145

Liabilities:
Insurance liabilities	$405	$–	$428,130	$(69)	$428,466
Debt	3,647	2,482	103,027	(12,257)	96,899
Other liabilities	1,071	4,076	191,967	(1,206)	195,908

Total liabilities	5,123	6,558	723,124	(13,532)	721,273

Preferred shareholders’ equity in subsidiary companies	–	–	199	–	199
Total shareholders’ equity	79,673	22,167	96,087	(118,254)	79,673

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$84,796	$28,725	$819,410	$(131,786)	$801,145

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

10.	Information Provided in Connection with Outstanding Debt (continued)

Condensed Consolidating Statement of Income

	American
	International
Three Months Ended March 31, 2005 (Restated)	Group, Inc.		AGC		Other			Consolidated
(in millions) (unaudited)	Guarantor		Issuer		Subsidiaries		Eliminations	AIG

Operating income	$(10	)(a)	$(36	) (b)	$5,695	(c)	$–	$5,649	(d)
Equity in undistributed net income of consolidated subsidiaries	3,646		701		–		(4,347)	–
Dividend income from consolidated subsidiaries	271		–		–		(271)	–
Income taxes (benefits)	108		(12)		1,610		–	1,706
Minority interest	–		–		(144)		–	(144)

Net income (loss)	$3,799		$677		$3,941		$(4,618)	$3,799

	American
	International
Three Months Ended March 31, 2004 (Restated)	Group, Inc.		AGC		Other		Consolidated
(in millions) (unaudited)	Guarantor		Issuer		Subsidiaries	Eliminations	AIG

Operating income	$88	(e)	$(30	) (f)	$3,784 (g)	$–	$3,842 (h)
Equity in undistributed net income of consolidated subsidiaries	2,259		578		–	(2,837)	–
Dividend income from consolidated subsidiaries	322		24		–	(346)	–
Income taxes (benefits)	171		(10)		969	–	1,130
Minority interest	–		–		(70)	–	(70)
Cumulative effect of an accounting change, net of tax	–		–		(144)	–	(144)

Net income (loss)	$2,498		$582		$2,601	$(3,183)	$2,498

(a)	Includes other income (deductions) – net and other realized capital gains (losses) of $(103) million.
(b)	Includes other income (deductions) – net and other realized capital gains (losses) of $(36) million.
(c)	Includes other income (deductions) – net and other realized capital gains (losses) of $330 million.
(d)	Includes other income (deductions) – net and other realized capital gains (losses) of $191 million.
(e)	Includes other income (deductions) – net and other realized capital gains (losses) of $43 million.
(f)	Includes other income (deductions) – net and other realized capital gains (losses) of $(30) million.
(g)	Includes other income (deductions) – net and other realized capital gains (losses) of $(382) million.
(h)	Includes other income (deductions) – net and other realized capital gains (losses) of $(369) million.

Condensed Consolidating Statements of Cash Flow

	American
	International
Three Months Ended March 31, 2005 (Restated)	Group, Inc.	AGC	Other	Consolidated
(in millions) (unaudited)	Guarantor	Issuer	Subsidiaries	AIG

Net cash provided by (used in) operating activities	$373	$155	$(962)	$(434)

Cash flows from investing:
Invested assets disposed	265	–	48,207	48,472
Invested assets acquired	–	–	(68,402)	(68,402)
Other	(72)	(120)	4	(188)

Net cash used in investing activities	193	(120)	(20,191)	(20,118)

Cash flows from financing activities:
Change in debts	(34)	1	9,231	9,198
Other	(429)	(36)	12,228	11,763

Net cash provided by (used in) financing activities	(463)	(35)	21,459	20,961

Effect of exchange rate changes on cash	30	–	(87)	(57)

Change in cash	133	–	219	352
Cash at beginning of period	17	–	1,992	2,009

Cash at end of period	$150	$–	$2,211	$2,361

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

10.	Information Provided in Connection with Outstanding Debt (continued)

	American
	International
Three Months Ended March 31, 2004 (Restated)	Group, Inc.	AGC	Other	Consolidated
(in millions) (unaudited)	Guarantor	Issuer	Subsidiaries	AIG

Net cash provided by operating activities	$527	$468	$7,011	$8,006

Cash flows from investing:
Invested assets disposed	315	–	45,941	46,256
Invested assets acquired	(176)	–	(75,556)	(75,732)
Other	(345)	(302)	465	(182)

Net cash used in investing activities	(206)	(302)	(29,150)	(29,658)

Cash flows from financing activities:
Change in debts	(24)	(147)	3,635	3,464
Other	(192)	(19)	19,095	18,884

Net cash (used in) provided by financing activities	(216)	(166)	22,730	22,348

Effect of exchange rate changes on cash	(120)	–	422	302

Change in cash	(15)	–	1,013	998
Cash at beginning of period	19	–	903	922

Cash at end of period	$4	$–	$1,916	$1,920

(b) AIG Liquidity Corp. is a wholly owned subsidiary of AIG. AIG provides a full and unconditional guarantee of all obligations of AIG Liquidity Corp., which commenced operations in 2003.

AIG Liquidity Corp.:

Condensed Consolidating Balance Sheet

	American
	International	AIG
March 31, 2005 (Restated)	Group, Inc.	Liquidity		Other		Consolidated
(in millions) (unaudited)	Guarantor	Corp.		Subsidiaries	Eliminations	AIG

Assets:
Invested assets	$764	$	*	$677,335	$(12,755)	$665,344
Cash	150		*	2,211	–	2,361
Carrying value of subsidiaries and partially owned companies, at equity	82,963		–	41,735	(123,154)	1,544
Other assets	2,811		*	162,669	(4,252)	161,228

Total assets	$86,688	$	*	$883,950	$(140,161)	$830,477

Liabilities:
Insurance liabilities	$391		$–	$443,604	$(71)	$443,924
Debt	3,650		*	114,641	(12,270)	106,021
Other liabilities	1,039		*	202,498	(4,811)	198,726

Total liabilities	5,080		*	760,743	(17,152)	748,671

Preferred shareholders’ equity in subsidiary companies	–		–	198	–	198
Total shareholders’ equity	81,608		*	123,009	(123,009)	81,608

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$86,688	$	*	$883,950	$(140,161)	$830,477

*	Amounts significantly less than $1 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

10.	Information Provided in Connection with Outstanding Debt (continued)

	American
	International	AIG
December 31, 2004	Group, Inc.	Liquidity		Other		Consolidated
(in millions) (unaudited)	Guarantor	Corp.		Subsidiaries	Eliminations	AIG

Assets:
Invested assets	$1,027	$	*	$650,238	$(12,984)	$638,281
Cash	17		*	1,992	–	2,009
Carrying value of subsidiaries and partially owned companies, at equity	80,966		–	38,942	(118,413)	1,495
Other assets	2,786		*	156,963	(389)	159,360

Total assets	$84,796	$	*	$848,135	$(131,786)	$801,145

Liabilities:
Insurance liabilities	$405		$–	$428,130	$(69)	$428,466
Debt	3,647		*	105,509	(12,257)	96,899
Other liabilities	1,071		*	196,043	(1,206)	195,908

Total liabilities	5,123		*	729,682	(13,532)	721,273

Preferred shareholders’ equity in subsidiary companies	–		–	199	–	199
Total shareholders’ equity	79,673		*	118,254	(118,254)	79,673

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$84,796	$	*	$848,135	$(131,786)	$801,145

*	Amounts significantly less than $1 million.

Condensed Consolidating Statement of Income

	American
	International		AIG
Three Months Ended March 31, 2005 (Restated)	Group, Inc.		Liquidity	Other			Consolidated
(in millions) (unaudited)	Guarantor		Corp.	Subsidiaries		Eliminations	AIG

Operating income	$(10	)(a)	$ *	$5,659	(b)	$–	$5,649	(c)
Equity in undistributed net income of consolidated subsidiaries	3,646		–	701		(4,347)	–
Dividend income from consolidated subsidiaries	271		–	–		(271)	–
Income taxes	108		*	1,598		–	1,706
Minority interest	–		–	(144)		–	(144)

Net income (loss)	$3,799		$ *	$4,618		$(4,618)	$3,799

*	Amounts significantly less than $1 million.

	American
	International		AIG
Three Months Ended March 31, 2004 (Restated)	Group, Inc.		Liquidity	Other		Consolidated
(in millions) (unaudited)	Guarantor		Corp.	Subsidiaries	Eliminations	AIG

Operating income	$88	(d)	$ *	$3,754 (e)	$–	$3,842 (f)
Equity in undistributed net income of consolidated subsidiaries	2,259		–	578	(2,837)	–
Dividend income from consolidated subsidiaries	322		–	24	(346)	–
Income taxes	171		*	959	–	1,130
Minority interest	–		–	(70)	–	(70)
Cumulative effect of an accounting change, net of tax	–		–	(144)	–	(144)

Net income (loss)	$2,498		$ *	$3,183	$(3,183)	$2,498

*	Amounts significantly less than $1 million.

(a)	Includes other income (deductions) — net and other realized capital gains (losses) of $(103) million.
(b)	Includes other income (deductions) — net and other realized capital gains (losses) of $294 million.
(c)	Includes other income (deductions) — net and other realized capital gains (losses) of $191 million.
(d)	Includes other income (deductions) — net and other realized capital gains (losses) of $43 million.
(e)	Includes other income (deductions) — net and other realized capital gains (losses) of $(412) million.
(f)	Includes other income (deductions) — net and other realized capital gains (losses) of $(369) million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

10.	Information Provided in Connection with Outstanding Debt (continued)

Condensed Consolidating Statements of Cash Flow

	American
	International	AIG
Three Months Ended March 31, 2005 (Restated)	Group, Inc.	Liquidity	Other	Consolidated
(in millions) (unaudited)	Guarantor	Corp.	Subsidiaries	AIG

Net cash provided by (used in) operating activities	$373	$ *	$(807)	$(434)

Cash flows from investing:
Invested assets disposed	265	–	48,207	48,472
Invested assets acquired	–	–	(68,402)	(68,402)
Other	(72)	*	(116)	(188)

Net cash used in investing activities	193	*	(20,311)	(20,118)

Cash flows from financing activities:
Change in debts	(34)	–	9,232	9,198
Other	(429)	*	12,192	11,763

Net cash provided by financing activities	(463)	*	21,424	20,961

Effect of exchange rate changes on cash	30	–	(87)	(57)

Change in cash	133	*	219	352
Cash at beginning of period	17	–	1,992	2,009

Cash at end of period	$150	$ *	$2,211	$2,361

*	Amounts significantly less than $1 million.

	American
	International	AIG
Three Months Ended March 31, 2004 (Restated)	Group, Inc.	Liquidity	Other	Consolidated
(in millions) (unaudited)	Guarantor	Corp.	Subsidiaries	AIG

Net cash provided by operating activities	$527	$ *	$7,479	$8,006

Cash flows from investing:
Invested assets disposed	315	–	45,941	46,256
Invested assets acquired	(176)	–	(75,556)	(75,732)
Other	(345)	*	163	(182)

Net cash used in investing activities	(206)	*	(29,452)	(29,658)

Cash flows from financing activities:
Change in debts	(24)	–	3,488	3,464
Other	(192)	*	19,076	18,884

Net cash (used in) provided by financing activities	(216)	*	22,564	22,348

Effect of exchange rate changes on cash	(120)	–	422	302

Change in cash	(15)	*	1,013	998
Cash at beginning of period	19	–	903	922

Cash at end of period	$4	$ *	$1,916	$1,920

*	Amounts significantly less than $1 million.

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
Cautionary Statement Regarding Projections and Other Information About Future Events
This Quarterly Report and other publicly available documents may include, and AIG’s officers and representatives may from time to time make, projections concerning financial information and statements concerning future economic performance and events, plans and objectives relating to management, operations, products and services, and assumptions underlying these projections and statements. These projections and statements are not historical facts but instead represent only AIG’s belief regarding future events, many of which, by their nature, are inherently uncertain and outside AIG’s control. These projections and statements may address, among other things, the status and potential future outcome of the current regulatory and civil proceedings against AIG and their potential effect on AIG’s businesses, financial position, results of operations, cash flows and liquidity, the effect of the credit rating downgrades on AIG’s businesses and competitive position, the unwinding and resolving of various relationships between AIG and Starr and SICO, and AIG’s strategy for growth, product development, market position, financial results and reserves. It is possible that AIG’s actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these projections and statements. Factors that could cause AIG’s actual results to differ, possible materially, from those in the specific projections and statements are discussed throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in “Risk Factors” in Item 1A, Part I of AIG’s 2005 Annual Report on Form 10-K. AIG is not under any obligation (and expressly disclaims any such obligations) to update or alter any projection or other statement, whether written or oral, that may be made from time to time, whether as a result of new information, future events or otherwise.

American International Group, Inc. and Subsidiaries

Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, AIG presents its operations in the way it believes will be most meaningful. Statutory loss ratios and combined ratios are presented in accordance with accounting principles prescribed by insurance regulatory authorities because these are standard measures of performance filed with insurance regulatory authorities and used for analysis in the insurance industry and thus allow more meaningful comparisons with AIG’s insurance competitors. AIG has also incorporated into this discussion a number of cross-references to additional information included throughout this Form 10-Q/A to assist readers seeking related information on a particular subject.

Restatement of Previously Issued Financial Statements

In connection with preparation of AIG’s consolidated financial statements included in AIG’s 2004 Annual Report on Form 10-K, AIG’s current management initiated an internal review of AIG’s books and records, which was substantially expanded in mid-March 2005. As a result of the internal review, AIG concluded that the accounting for certain transactions and certain relationships needed to be restated or adjusted. AIG restated the accounting for certain transactions and certain relationships for the years ended December 31, 2003, 2002, 2001 and 2000, the quarters ended March 31, June 30 and September 30, 2004 and 2003 and the quarter ended December 31, 2003 (the First Restatement).

     As announced on November 9, 2005, AIG identified certain errors, the preponderance of which were identified during the remediation of material weaknesses in internal controls referred to in the Explanatory Note, principally relating to internal controls surrounding accounting for derivatives and related assets and liabilities under FAS 133, reconciliation of certain balance sheet accounts and income tax accounting. AIG also announced it was correcting errors that were identified since the First Restatement, including those related to the accounting for certain payments received from aircraft and engine manufacturers by ILFC, which were originally corrected in AIG’s Second Quarter Form 10-Q. The adjustments to correct the foregoing errors are referred to in this First Quarter Form 10-Q/A as the Initial Adjustments.

     In connection with the remediation of material weaknesses in internal control over financial reporting referred to in the Explanatory Note, AIG identified certain additional errors, principally relating to internal controls over reconciliation of certain balance sheet accounts in DBG. As a result, AIG is including further adjustments (the Additional Adjustments) in its restatement of the consolidated financial statements and financial statement schedules for the years ended December 31, 2004, 2003 and 2002, along with 2001 and 2000 for purposes of the preparation of the Selected Consolidated Financial Data for 2001 and 2000, and quarterly financial information for 2004 and 2003 and is restating the first three quarters of 2005. The Initial Adjustments and the Additional Adjustments are referred to herein as the Second Restatement. AIG’s quarterly report on Form 10-Q for the quarter ended September 30, 2005 (September 2005 Form 10-Q) will not be amended because the Additional Adjustments to the financial statements included therein are not material to those financial statements.

     The financial information that is included in this First Quarter Form 10-Q/A has been restated as part of the First Restatement and the Second Restatement (the Restatements).

Overview of Operations and Business Results

AIG identifies its reportable segments by product line consistent with its management structure. AIG’s major product and service groupings are General Insurance, Life Insurance & Retirement Services, Financial Services and Asset Management. AIG’s operations in 2005 are conducted by its subsidiaries principally through these segments. Through these segments, AIG provides insurance and investment products and services to both businesses and individuals in more than 130 countries and jurisdictions. This geographic, product and service diversification is one of AIG’s major strengths and sets it apart from its competitors. The importance of this diversification was especially evident in 2004, when record catastrophe losses in certain insurance operations were more than offset by profitability in those operations as well as in other segments and product lines. Although regional economic downturns or political upheaval could negatively affect parts of AIG’s operations, AIG believes that its diversification makes it unlikely that regional difficulties would have a material effect on its operating results, financial condition or liquidity.

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

American International Group, Inc. and Subsidiaries
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

The following table summarizes AIG’s revenues, income before income taxes, minority interest and cumulative effect of an accounting change and net income for the three months ended March 31, 2005 and 2004:

	2005	2004
(in millions)	(Restated)	(Restated)

Total revenues	$27,202	$23,222

Income before income taxes, minority interest and cumulative effect of an accounting change	5,649	3,842

Net income	$3,799	$2,498

Consolidated Results

The 17.1 percent growth in revenues in the first three months of 2005 was primarily attributable to the growth in net premiums earned from global General Insurance operations as well as growth in both General Insurance and Life Insurance & Retirement Services net investment income and Life Insurance & Retirement Services GAAP premiums.

     AIG’s income before income taxes, minority interest and cumulative effect of an accounting change increased 47.0 percent in the first three months of 2005 when compared to the same period of 2004. General Insurance, Life Insurance & Retirement Services, Financial Services, and Asset Management operating income gains were the primary factors for the increase over 2004 in both pretax income and net income.

American International Group, Inc. and Subsidiaries

The following table summarizes the operations of each principal segment for the three months ended March 31, 2005 and 2004. (See also Note 3 of Notes to Consolidated Financial Statements.)

	2005	2004
(in millions)	(Restated)	(Restated)

Revenues(a):
General Insurance(b)	$11,219	$10,097
Life Insurance & Retirement Services(c)	11,775	10,485
Financial Services(d)	2,436	1,814
Asset Management(e)	1,377	1,050
Other	395	(224)

Consolidated	$27,202	$23,222

Operating Income(a)(f):
General Insurance	$1,642	$1,442
Life Insurance & Retirement Services	2,181	1,749
Financial Services	1,045	584
Asset Management	590	436
Other(g)	191	(369)

Consolidated	$5,649	$3,842

(a)	Revenues and operating income reflect changes in market or estimated fair value associated with hedging activities that do not qualify for hedge accounting pursuant to FAS 133.
(b)	Represents the sum of General Insurance net premiums earned, net investment income and realized capital gains (losses).

(c)	Represents the sum of Life Insurance & Retirement Services GAAP premiums, net investment income and realized capital gains (losses).

(d)	Represents interest, lease and finance charges.

(e)	Represents management and advisory fees and net investment income with respect to GICs.
(f)	Represents income before income taxes, minority interest and cumulative effect of an accounting change.

(g)	Represents other income (deductions) – net and other realized capital gains (losses).

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

Life Insurance & Retirement Services

AIG’s Life Insurance & Retirement Services operations provide insurance, financial and investment products throughout the world. Foreign operations provided approximately 55 percent of AIG’s Life Insurance & Retirement Services operating income for the first quarter of 2005.

     Life Insurance & Retirement Services operating income increased by 24.7 percent in the first three months of 2005 when compared to the same period of 2004. This increase resulted from growth in AIG’s principal Life Insurance & Retirement Services businesses, and the decline in realized capital losses in 2005 compared to 2004.

Financial Services

AIG’s Financial Services subsidiaries engage in diversified activities including aircraft and equipment leasing, capital market transactions, consumer finance and insurance premium financing.

     Financial Services operating income increased by 78.9 percent in the first three months of 2005 compared to the same period of 2004, primarily due to the fluctuation in earnings resulting from the accounting effect of FAS 133. Fluctuations in revenues and operating income from quarter to quarter are not unusual because of the transaction-oriented nature of Capital Markets operations and the effect of not qualifying for hedge accounting treatment under FAS 133 for hedges on securities available for sale and borrowings. Consumer Finance operations increased revenues and operating income, both domestically and internationally.

Asset Management

AIG’s Asset Management operations include institutional and retail asset management and broker dealer services and spread-based investment business from the sale of GICs. These products and services are offered to individuals and institutions, both domestically and overseas.

     Asset Management operating income increased 35.3 percent in the first three months of 2005 when compared to the same period of 2004 as a result of the upturn in worldwide financial markets and a strong global product portfolio.

Capital Resources

At March 31, 2005, AIG had total consolidated shareholders’ equity of $81.61 billion and total consolidated borrowings of $106.02 billion. At that date, $96.51 billion of such borrowings were either not guaranteed by AIG or were AIGFP’s matched borrowings under obligations of guaranteed investment agreements (GIAs), liabilities connected to trust preferred stock, or matched notes and bonds payable.

     During the period from January 1, 2005 through March 31, 2005, AIG purchased in the open market 2,477,100 shares of its common stock.

Liquidity

At March 31, 2005, AIG’s consolidated invested assets included $24.38 billion in cash and short-term investments. Consolidated net cash used in operating activities in the first three months of 2005 amounted to $434 million. The $434 million in consolidated net cash used in operating activities is net of approximately $8 billion used by AIGFP to purchase securities purchased under agreements to resell and to repurchase securities sold under agreements to repurchase in the ordinary course of AIGFP’s business. This operating

American International Group, Inc. and Subsidiaries
activity was funded in part by proceeds from security sales under similar repurchase and reverse repurchase agreements, but primarily by AIGFP’s financing activities, specifically proceeds from guaranteed investment agreements and notes, bonds, loans and mortgages payable. Approximately half of the $8 billion was subsequently invested in securities available for sale. AIG believes that its liquid assets and access to short term funding through commercial paper and bank credit facilities will enable it to meet any anticipated cash requirements.

Outlook

From March through June of 2005, the major rating agencies downgraded AIG’s ratings in a series of actions. Standard & Poor’s, a division of the McGraw-Hill Companies, Inc. (S&P), lowered the long-term senior debt and counterparty ratings of AIG from ‘AAA’ to ‘AA’ (second highest of eight rating categories) and changed the rating outlook to negative. S&P’s outlook indicates the potential direction of a rating over the intermediate term (typically six months to two years). A negative outlook means that a rating may be lowered; however, an outlook is not necessarily a precursor to a rating change. Moody’s Investors Service (Moody’s) lowered AIG’s long-term senior debt rating from ‘Aaa’ to ‘Aa2’ (second highest of nine rating categories) with a stable outlook. Moody’s appends numerical modifiers 1, 2, and 3 to the generic rating categories to show relative position within rating categories. Fitch Ratings (Fitch) downgraded the long-term senior debt ratings of AIG from ‘AAA’ to ‘AA’ (second highest of nine rating categories) and placed the ratings on Rating Watch Negative. A Fitch Rating Watch notifies investors that there is a reasonable probability of a rating change and the likely direction of such change. A Rating Watch Negative indicates a potential downgrade. Rating Watch is typically resolved over a relatively short period. In April 2006, Fitch removed AIG from Rating Watch Negative and affirmed its rating with a stable outlook.

     The agencies also took rating actions on AIG’s insurance subsidiaries. S&P lowered the financial strength ratings of AIG’s insurance subsidiaries to ‘AA+’ (second highest rating of eight rating categories) and assigned a negative rating outlook. Fitch also lowered the financial strength ratings of AIG’s insurance companies to ‘AA+’ (second highest of nine rating categories) and placed them on Rating Watch Negative. In April 2006, Fitch removed the financial strength ratings from Rating Watch Negative and affirmed them with a stable outlook. S&P and Fitch ratings may be modified by the addition of a plus or minus sign to show relative standing within the major rating categories. Moody’s lowered the insurance financial strength ratings generally to either ‘Aa1’ or ‘Aa2’ (both within the second highest of nine rating categories) with a stable outlook. A.M. Best downgraded the financial strength ratings of most of AIG’s insurance subsidiaries from ‘A++’ to ‘A+’ (second highest of fourteen rating levels) and the issuer credit ratings from ‘aa+’ to ‘aa-’ (remaining within the second highest of nine rating levels) and placed the ratings under review with negative implications. An under review modifier by A.M. Best is assigned to a company whose rating opinion is under review and may be subject to change in the near-term, generally defined as six months. Negative implications indicates a potential downgrade.

     In addition, S&P changed the outlook on the ‘AA-’ long-term senior debt rating (second highest out of eight rating categories) of International Lease Finance Corporation (a wholly owned subsidiary of AIG) (ILFC) to negative. Moody’s affirmed ILFC’s long-term and short-term senior debt ratings (‘A1’/‘P-1’) (third highest of nine, and highest of three, rating categories, respectively). Fitch downgraded ILFC’s long-term senior debt rating from ‘AA-’ to ‘A+’ (third highest of nine rating categories), placed it on Rating Watch Negative and downgraded ILFC’s short-term debt rating from ‘F1+’ to ‘F1’ (remaining within the highest of five rating categories). In April 2006, Fitch removed ILFC’s long-term senior debt rating from Rating Watch Negative and affirmed it with a stable outlook.

     Fitch also placed the ‘A+’ long-term senior debt ratings (third highest of nine rating categories) of American General Finance Corporation and American General Finance, Inc. (wholly owned subsidiaries of AIG) on Rating Watch Negative. In April 2006, these ratings were also removed from Rating Watch Negative and affirmed with a stable outlook. S&P and Moody’s affirmed the long-term and short-term senior debt ratings of American General Finance Corporation of ‘A+’/‘A-1’ (third highest of eight rating categories/ highest of eight rating categories) and ‘A1’/‘P-1’ (third highest of nine rating categories/ highest of three rating categories), respectively.

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

     These ratings actions have affected and will continue to affect AIG’s business and results of operations in a number of ways.

•	Downgrades in AIG’s debt ratings will adversely affect AIG’s results of operations. AIG relies on external sources of financing to fund several of its operations. The cost and availability of unsecured financing are generally dependent on the issuer’s long-term and short-term debt ratings. These downgrades and any future downgrades in AIG’s debt ratings will increase AIG’s borrowing costs and therefore adversely affect AIG’s results of operations.

•	The downgrade in AIG’s long-term senior debt ratings will adversely affect AIGFP’s ability to compete for cer-

American International Group, Inc. and Subsidiaries

tain businesses. Credit ratings are very important to the ability of financial institutions to compete in the derivative and structured transaction marketplaces. Historically, AIG’s triple-A ratings provided AIGFP a competitive advantage. The downgrades have reduced this advantage and, for specialized financial transactions that generally are conducted only by triple-A rated financial institutions, counterparties may be unwilling to transact business with AIGFP except on a secured basis. This could require AIGFP to post more collateral to counterparties in the future. See below for a further discussion of the effect that posting collateral may have on AIG’s liquidity.

•	Although the financial strength ratings of AIG’s insurance company subsidiaries remain high compared to many of their competitors, the downgrades have reduced the previous ratings differential. The competitive advantage of the ratings to AIG’s insurance company subsidiaries may be lessened accordingly. The regulatory inquiries, internal investigations, and delay in the filing of the 2004 Annual Report on Form 10-K, as well as negative publicity, had caused independent producers and distributors of AIG’s domestic life and retirement services products to be more cautious in placing business with AIG subsidiaries. AIG is unable to predict the effect of these issues on AIG’s business, including any increase in associated surrender or replacement activity.

•	As a result of the downgrades of AIG’s long-term senior debt ratings, AIG was required to post approximately $1.16 billion of collateral with counterparties to municipal guaranteed investment agreements and financial derivatives transactions. In the event of a further downgrade, AIG will be required to post additional collateral. It is estimated that, as of the close of business on February 28, 2006, based on AIG’s outstanding municipal guaranteed investment agreements and financial derivatives transactions as of such date, a further downgrade of AIG’s long-term senior debt ratings to ‘Aa3’ by Moody’s or ‘AA-’ by S&P would permit counterparties to call for approximately $962 million of additional collateral. Further, additional downgrades could result in requirements for substantial additional collateral, which could have a material effect on how AIG manages its liquidity. The actual amount of additional collateral that AIG would be required to post to counterparties in the event of such downgrades depends on market conditions, the market value of the outstanding affected transactions and other factors prevailing at the time of the downgrade. Any additional obligations to post collateral will increase the demand on AIG’s liquidity.

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

     Domestically, AIG anticipates continued operating growth in 2005 as distribution channels are expanded and new products are introduced. The home service operation has not met business objectives, although its cash flow has been strong, and domestic group life/health was also weak. AIG American General’s current ratings remain equal to or higher than many of its principal competitors. Nevertheless, recent events have caused independent producers and distributors of AIG American General’s products to be more cautious in placing business with AIG. Therefore, AIG is unable to predict the effect of these issues on AIG’s business, including any increase in associated surrender or replacement activity.

     In the airline industry, changes in market conditions are not immediately apparent in operating results. Lease rates have firmed considerably, as a result of strong demand spurred by the recovering global commercial aviation market, especially in Asia. Sales have begun to increase, and AIG expects an increasing level of interest from a variety of purchasers. Therefore, AIG believes that the improvements in that market which commenced in 2003 will be gradually reflected in ILFC’s results in 2005. In the Capital Markets operations, the integration of AIG Trading Group Inc. and its

American International Group, Inc. and Subsidiaries
subsidiaries into the operations of AIGFP created operating efficiencies that will continue to be realized and product synergies that should enhance 2005 results, although quarter to quarter variations are to be expected in this transaction-oriented business. AIG also expects increased contributions to Financial Services revenues and income from its consumer finance operations both domestically and overseas. However, the downgrades of AIG’s credit ratings may adversely affect funding costs for AIG and its subsidiaries and AIGFP’s ability to engage in derivative transactions and certain structured products. See “Risk Factors — AIG’s Credit Ratings” in Item 1A. of Part I of AIG’s 2005 Annual Report on Form 10-K.

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

Reserves for Losses and Loss Expenses (General Insurance):

•	Loss trend factors: used to establish expected loss ratios for subsequent accident years based on premium rate adequacy and the projected loss ratio with respect to prior accident years.
•	Expected loss ratios for the latest accident year: for example, accident year 2004 for the year end 2004 loss reserve analysis. For low frequency, high severity classes such as excess casualty and directors and officers liability (D&O), expected loss ratios generally are utilized for at least the three most recent accident years.
•	Loss development factors: used to project the reported losses for each accident year to an ultimate amount.

Future Policy Benefits for Life and Accident and Health Contracts (Life Insurance & Retirement Services):

•	Interest rates: which vary by geographical region, year of issuance and products.
•	Mortality, morbidity and surrender rates: based upon actual experience by geographical region modified to allow for variation in policy form.

Estimated Gross Profits (Life Insurance & Retirement Services):

•	Estimated gross profits to be realized over the estimated duration of the contracts (investment-oriented products) affects the carrying value of deferred policy acquisition costs under FAS 97. Estimated gross profits include investment income and gains and losses on investments less required interest, actual mortality and other expenses.

Deferred Policy Acquisition Costs (Life Insurance & Retirement Services):

•	Recoverability based on current and future expected profitability, which is affected by interest rates, foreign exchange rates, mortality experience, and policy persistency.

Deferred Policy Acquisition Costs (General Insurance):

•	Recoverability and eligibility based upon the current terms and profitability of the underlying insurance contracts.

Fair Value Determinations of Certain Assets and Liabilities (Financial Services – Capital Markets):

•	Valuation models: utilizing factors, such as market liquidity and current interest, foreign exchange and volatility rates.
•	AIG attempts to secure reliable and independent current market price data, such as published exchange rates from external subscription services such as Bloomberg or Reuters or third-party broker quotes for use in this model. When such prices are not available, AIG uses an internal methodology, which includes interpolation from verifiable prices from trades occurring on dates nearest to the dates of the transactions.

Other Than Temporary Declines in the Value of Investments:

Securities are considered a candidate for impairment based upon the following criteria:

American International Group, Inc. and Subsidiaries

•	Trading at a significant (25 percent or more) discount to par, amortized cost (if lower) or cost for an extended period of time (nine months or longer).
•	The occurrence of a discrete credit event resulting in the debtor default, seeking bankruptcy or insolvency protection or voluntary reorganization.
•	The possibility of non-realization of a full recovery on its investment, irrespective of the occurrence of one of the foregoing events.

Flight Equipment — Recoverability (Financial Services):

•	Expected undiscounted future net cash flows: based upon current lease rates, projected future lease rates and estimated terminal values of each aircraft based on third party information.

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

     A critical discipline of a successful general insurance business is the objective to produce profit from underwriting activities exclusive of investment-related income. When un-

American International Group, Inc. and Subsidiaries
derwriting is not profitable, premiums are inadequate to pay for insured losses and underwriting related expenses. In these situations, the addition of general insurance related investment income and realized capital gains may, however, enable a general insurance business to produce operating income. For these reasons, AIG views underwriting results to be critical in the overall evaluation of performance.

     Statutory underwriting profit is derived by reducing net premiums earned by net losses and loss expenses incurred and net expenses incurred. Statutory accounting generally requires immediate expense recognition and ignores the matching of revenues and expenses as required by GAAP. That is, for statutory purposes, expenses are recognized immediately, not over the same period that the revenues are earned. Thus, statutory expenses exclude changes in deferred acquisition costs (DAC).

     GAAP provides for the recognition of expenses at the same time revenues are earned, the accounting principle of matching. Therefore, acquisition expenses are deferred and amortized over the period the related net premiums written are earned. DAC is reviewed for recoverability, and such review requires management judgment. (See also “Critical Accounting Estimates” herein.)

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

General Insurance operating income is comprised of statutory underwriting results, changes in DAC, net investment income and realized capital gains and losses. Operating income, as well as net premiums written, net premiums earned, net investment income and realized capital gains (losses) and statutory ratios for the three months ended March 31, 2005 and 2004 were as follows:

	2005		2004
(in millions, except ratios)	(Restated)		(Restated)

Net premiums written:
Domestic General
DBG	$5,720		$5,355
Transatlantic	885		907
Personal Lines	1,186		1,119
Mortgage Guaranty	165		154
Foreign General	2,834		2,503

Total	$10,790		$10,038

Net premiums earned:
Domestic General
DBG	$5,573		$4,930
Transatlantic	888		893
Personal Lines	1,120		1,042
Mortgage Guaranty	140		134
Foreign General	2,419		2,089

Total	$10,140		$9,088

Net investment income:
Domestic General
DBG	$659		$501
Transatlantic	85		72
Personal Lines	52		43
Mortgage Guaranty	28		29
Intercompany adjustments and eliminations – net	1		–
Foreign General	190		176

Total	$1,015		$821

Realized capital gains (losses)	64		188

Operating income:
Domestic General:
DBG	$713	(a)	$556
Transatlantic	114		117
Personal Lines	109		96
Mortgage Guaranty	104		96
Foreign General	596		571
Reclassifications and eliminations	6		6

Total	$1,642		$1,442

Domestic General:
Loss Ratio	77.23	(a)	78.52
Expense Ratio	19.76		19.99

Combined Ratio	96.99		98.51

Foreign General:
Loss Ratio	54.43		57.67
Expense Ratio(b)	27.25		25.45

Combined ratio(b)	81.68		83.12

American International Group, Inc. and Subsidiaries

	2005		2004
(in millions, except ratios)	(Restated)		(Restated)

Consolidated:
Loss Ratio	71.79	(a)	73.73
Expense Ratio	21.73		21.35

Combined Ratio	93.52		95.08

(a)	Includes $118 million of additional losses incurred resulting from increased labor and material costs related to the 2004 Florida Hurricanes (1.53 points increase on the domestic general loss ratio and 1.16 points increase on the consolidated general loss ratio).

(b)	Includes the results of wholly owned AIU agencies.

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

     Like most AIG units, DBG benefited in the first three months of 2005 from a strong profit center focus and growing distribution channels. Overall, DBG’s net premiums written increased in the first three months of 2005 over 2004, as new business, generally higher renewal retention rates and a modest change in the mix of business towards classes (i.e. smaller accounts) that purchase less reinsurance more than offset modest rate decreases in some classes (i.e. property, D&O, healthcare, aviation). Domestic property-casualty premium rates are generally satisfactory at this time, although AIG has begun to see evidence in some classes of business, including property, D&O, energy and healthcare, where rates quoted by other carriers on selected accounts or segments do not meet AIG’s view of satisfactory. The loss ratio decreased from same period of 2004 principally as a result of the impact of prior year rate increases on premiums earned in the quarter, lower losses in the quarter in short tail classes of business, such as property and accident & health, offset by $118 million of additional losses incurred resulting from increased labor and material costs related to the 2004 Florida hurricanes.

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

AIG transacts business in most major foreign currencies. The following table summarizes the effect of changes in foreign currency exchange rates on the growth of General Insurance net premiums written for the first three months of 2005:

2005

Growth in original currency	6.2%
Foreign exchange effect	1.3
Growth as reported in U.S. dollars	7.5%

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

     General Insurance net investment income grew in the first three months of 2005 when compared to the same period of 2004. AIG is benefiting from strong cash flow, higher interest rates as well as increased partnership income. Addi-

American International Group, Inc. and Subsidiaries
tionally, net investment income was positively affected by the compounding of previously earned and reinvested net investment income. As AIG believes that net premiums written will continue to increase in 2005, AIG expects that cash flow for investment will continue to be strong, resulting in growth in net investment income in 2005.

     Realized capital gains and losses resulted from the ongoing investment management of the General Insurance portfolios within the overall objectives of the General Insurance operations. (See the discussion on “Valuation of Invested Assets” herein.)

     The contribution of General Insurance operating income to AIG’s consolidated income before income taxes, minority interest and cumulative effect of an accounting change was 29.1 percent in the first three months of 2005 compared to 37.5 percent in the same period of 2004.

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

     AIG’s consolidated general reinsurance assets amounted to $17.96 billion at March 31, 2005 and resulted from AIG’s reinsurance arrangements. Thus, a credit exposure existed at March 31, 2005 with respect to reinsurance recoverable to the extent that any reinsurer may not be able to reimburse AIG under the terms of these reinsurance arrangements. AIG manages its credit risk in its reinsurance relationships by transacting with reinsurers that it considers financially sound, and when necessary AIG holds substantial collateral in the form of funds, securities and/or irrevocable letters of credit. This collateral can be drawn on for amounts that remain unpaid beyond specified time periods on an individual reinsurer basis. At December 31, 2004, approximately 43 percent of the general reinsurance assets were from unauthorized reinsurers. In order to obtain statutory recognition, the majority of these balances were collateralized. The remaining 57 percent of the general reinsurance assets were from authorized reinsurers. The terms authorized and unauthorized pertain to regulatory categories, not creditworthiness. Approximately 90 percent of the balances with respect to authorized reinsurers are from reinsurers rated A (excellent) or better, as rated by A.M. Best, or A (strong) or better, as rated by Standard & Poor’s. Through March 31, 2005, these distribution percentages have not changed significantly. These ratings are measures of financial strength.

     AIG maintains a reserve for estimated unrecoverable reinsurance, but it has been largely successful in its previous recovery efforts. At December 31, 2004 AIG had allowances for unrecoverable reinsurance approximating $800 million. At that date, AIG had no significant reinsurance recoverables due from any individual reinsurer that was financially troubled (e.g., liquidated, insolvent, in receivership or otherwise subject to formal or informal regulatory restriction).

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

American International Group, Inc. and Subsidiaries
intercompany reinsurance transactions with AIRCO or other General Insurance subsidiaries.

     At March 31, 2005, the consolidated general reinsurance assets of $17.96 billion include reinsurance recoverables for paid losses and loss expenses of $597 million, $14.24 billion with respect to the ceded reserve for losses and loss expenses, including ceded losses incurred but not reported (IBNR) (ceded reserves) and ceded reserve for unearned premiums of $3.12 billion. The ceded reserves represent the accumulation of estimates of ultimate ceded losses including provisions for ceded IBNR and loss expenses. The methods used to determine such estimates and to establish the resulting ceded reserves are continually reviewed and updated by management. Any adjustments thereto are reflected in income currently. It is AIG’s belief that the ceded reserves at March 31, 2005 were representative of the ultimate losses recoverable. In the future, as the ceded reserves continue to develop to ultimate amounts, the ultimate loss recoverable may be greater or less than the reserves currently ceded.

Reserve for Losses and Loss Expenses

The table below classifies as of March 31, 2005 the components of the General Insurance reserve for losses and loss expenses (loss reserves) with respect to major lines of business on a statutory basis*:

(in millions)

Other liability occurrence	$16,833
Other liability claims made	10,336
Workers compensation	9,435
Auto liability	5,512
Property	4,223
International	3,608
Reinsurance	2,480
Medical malpractice	2,236
Aircraft	1,697
Products liability	1,384
Commercial multiple peril	1,154
Accident and health	1,097
Fidelity/ surety	960
Other	2,615

Total	$63,570

*	Presented pursuant to statutory reporting requirements as prescribed by the National Association of Insurance Commissioners.

     These loss reserves represent the accumulation of estimates of ultimate losses, including IBNR and loss expenses on a statutory accounting basis.

     At March 31, 2005, General Insurance net loss reserves increased $2.08 billion from the prior year end to $49.33 billion. The net loss reserves represent loss reserves reduced by reinsurance recoverables, net of an allowance for unrecoverable reinsurance and the discount for future investment income. The table below classifies the components of the General Insurance net loss reserves by business unit as of March 31, 2005.

(in millions)

DBG(a)	$33,891
Personal Lines(b)	2,314
Transatlantic	5,062
Mortgage Guaranty	353
Foreign General(c)	7,714

Total Net Loss Reserve	$49,334

(a)	DBG loss reserves include approximately $3.37 billion ($3.98 billion before discount) related to business written by DBG but ceded to AIRCO and reported in AIRCO’s statutory filings.
(b)	Personal Lines loss reserves include $700 million related to business ceded to DBG and reported in DBG’s statutory filings.
(c)	Foreign General loss reserves include approximately $1.95 billion related to business reported in DBG’s statutory filings.

     The DBG net loss reserve of $33.89 billion is comprised principally of the business of AIG subsidiaries participating in the American Home/National Union pool (11 companies) and the surplus lines pool (Lexington, Starr Excess Liability Insurance Company and Landmark Insurance Company).

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

     The companies participating in the American Home/National Union pool have maintained a participation in the business written by AIU for decades. As of March 31, 2005, these AIU reserves carried by participants in the American Home/National Union pool amounted to approximately $1.95 billion. The remaining Foreign General reserves are carried by AIUO, AIRCO, and other smaller AIG subsidiaries

American International Group, Inc. and Subsidiaries
domiciled outside the United States. Statutory filings in the U.S. by AIG companies reflect all the business written by U.S. domiciled entities only, and therefore exclude business written by AIUO, AIRCO, and all other internationally domiciled subsidiaries. The total reserves carried at March 31, 2005 by AIUO and AIRCO were approximately $3.41 billion and $3.74 billion, respectively. AIRCO’s $3.74 billion in total general insurance reserves consist of approximately $3.37 billion from business assumed from the American Home/National Union pool and an additional $375 million relating to Foreign General Insurance business.

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

     The methods used to determine loss reserve estimates and to establish the resulting reserves are continually reviewed and updated by management. Any adjustments resulting therefrom are reflected in operating income currently. It is management’s belief that the General Insurance net loss reserves are adequate to cover all General Insurance net losses and loss expenses as of March 31, 2005. While AIG annually reviews the adequacy of established loss reserves, there can be no assurance that AIG’s ultimate loss reserves will not adversely develop and materially exceed AIG’s loss reserves as of March 31, 2005. In the opinion of management, such adverse development and resulting increase in reserves is not likely to have a material adverse effect on AIG’s consolidated financial position, although it could have a material adverse effect on AIG’s consolidated results of operations for an individual reporting period.

The table below presents the reconciliation of net loss reserves for the first three months ended March 31, 2005 and 2004 as follows:

	2005	2004
(in millions)	(Restated)	(Restated)

Net reserve for losses and loss expenses at beginning of year	$47,254	$36,228
Foreign exchange effect	28	222

Losses and loss expenses incurred:
Current year	7,039	6,333
Prior years*	240	368

Losses and loss expenses incurred	7,279	6,701

Losses and loss expenses paid	5,227	4,645

Net reserve for losses and loss expenses at end of period	$49,334	$38,506

*	Includes accretion of discount of $97 million in the first three months of 2005 and $94 million in the first three months of 2004. Additionally, includes $55 million in the first three months of 2005 and $45 million in the first three months of 2004 for the general reinsurance operations of Transatlantic, and $118 million of additional losses incurred in the first three months of 2005 resulting from increased labor and material costs related to the 2004 Florida hurricanes.

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

American International Group, Inc. and Subsidiaries
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

American International Group, Inc. and Subsidiaries
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

     Loss reserves pertaining to the excess casualty class of business are generally included in the Other Liability Occurrence line of business, with a small portion of the excess casualty reserves included in the Other Liability Claims Made line of business, as presented in the table on page 44. For the excess casualty class, if future loss development factors differed by five percent from those utilized in the year-end 2004 loss reserve review, there would be approximately a $450 million change (either positively or negatively) to the overall AIG loss reserve position. The comparable effect on the D&O and related management liability classes would be approximately $200 million (either positively or negatively) if future loss development factors differed by five percent from those utilized in the year-end 2004 loss reserve review. For healthcare liability classes, the effect would be approximately $125 million (either positively or negatively). For workers compensation reserves, the effect of a five percent deviation from the loss development factors utilized in the year-end 2004 reserve reviews would be approximately $750 million (either positively or negatively). Because loss development factors for this class have shown less volatility than higher severity classes such as excess casualty, however, actual changes in loss development factors are expected to be less than five percent. There is some degree of volatility in loss development patterns for other longer tail liability classes as well. However, the potential effect on AIG’s reserves would be much less than for the classes cited above.

     The calculations of the effect of the five percent change in loss development factors are made by selecting the stage of accident year development where it is believed reasonable for such a deviation to occur. For example, for workers compensation, the $750 million amount is calculated by assuming

American International Group, Inc. and Subsidiaries
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

     Loss reserves pertaining to D&O and related management liability classes of business are included in the Other Liability Claims Made line of business, as presented in the table on page 44. For D&O and related management liability classes of business, the loss cost trend assumption is critical. The loss development factor assumption is important but less critical than for excess casualty. As this coverage is written on a claims-made basis, claims for a given accident year are all reported within that year. Actual changes in loss costs from one accident year to the next in the 1990s ranged from double digit negative values for several accident years in the early 1990s to nearly 50 percent per year for the period from accident year 1996 to accident year 1999. Thus, there is the potential for extreme volatility in loss costs for this business and, although five percent is considered a reasonable benchmark for sensitivity analysis, there is the potential for variations far greater than this amount (either positively or negatively). Five percent is also considered an appropriate benchmark for sensitivity analysis with respect to the loss development factor assumptions used to test the reserves for these classes. However, as noted above, the effect of such a deviation is less than that of a similar deviation in loss cost trends. It should be noted that the loss cost trend factor for D&O and related management liability classes was reduced to four percent in the year end 2004 loss reserve reviews compared to six percent in the 2003 review. This reduction was made by AIG’s actuaries in response to a relative stabilization in loss costs from accident year 1999 to 2001 following the period of sharp increases in loss costs through 1999. The stabilization in loss costs appears to be continuing in accident years 2002 and 2003, although these accident years are still immature.

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

American International Group, Inc. and Subsidiaries

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

American International Group, Inc. and Subsidiaries
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

American International Group, Inc. and Subsidiaries

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

American International Group, Inc. and Subsidiaries

Life Insurance & Retirement Services Operations

AIG’s Life Insurance & Retirement Services subsidiaries offer a wide range of insurance and retirement savings products both domestically and abroad. Insurance-oriented products consist of individual and group life, payout annuities, endowment and accident and health policies. Retirement savings products consist generally of fixed and variable annuities. (See also Note 3 of Notes to Consolidated Financial Statements.)

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

Life Insurance & Retirement Services operations presented on a major product basis for the three months ended March 31, 2005 and 2004 were as follows:

	2005	2004
(in millions)	(Restated)	(Restated)

GAAP premiums:
Domestic Life:
Life insurance	$514	$432
Home service	203	206
Group life/health	251	268
Payout annuities(a)	397	374

Total	1,365	1,280

Domestic Retirement Services:
Group retirement products	84	76
Individual fixed annuities	20	13
Individual variable annuities	112	100
Individual annuities-runoff(b)	23	20

Total	239	209

Total Domestic	1,604	1,489

Foreign Life:
Life insurance	4,089	3,861
Personal accident & health	1,221	1,029
Group products	517	415

Total	5,827	5,305

Foreign Retirement Services:
Individual fixed annuities	84	85
Individual variable annuities	25	12

Total	109	97

Total Foreign	5,936	5,402

Total GAAP premiums	$7,540	$6,891

Net investment income:
Domestic Life:
Life insurance	$386	$341
Home service	147	152
Group life/health	32	31
Payout annuities	210	199

Total	775	723

Domestic Retirement Services:
Group retirement products	549	542
Individual fixed annuities	827	758
Individual variable annuities	58	55
Individual annuities-runoff(b)	254	276

Total	1,688	1,631

Total Domestic	2,463	2,354

Foreign Life:
Life insurance	1,164	1,005
Personal accident & health	54	42
Group products	131	105
Intercompany adjustments	(8)	(4)

Total	1,341	1,148

Foreign Retirement Services:
Individual fixed annuities	377	199
Individual variable annuities	136	78

Total	513	277

Total Foreign	1,854	1,425

Total net investment income	$4,317	$3,779

Pricing net investment gains(c)	81	78
Realized capital gains (losses)	(163)	(263)

Total realized gains (losses)(c)	(82)	(185)

Total operating income	$2,181	$1,749

Life insurance in-force(d):
Domestic	$760,104	$772,251
Foreign	1,084,529	1,085,843

Total	$1,844,633	$1,858,094

(a)	Includes structured settlements, single premium immediate annuities and terminal funding annuities.

(b)	Represents runoff annuity business sold through discontinued distribution relationships.

(c)	For purposes of this presentation, pricing net investment gains are segregated as a component of total realized gains (losses). They represent certain amounts of realized capital gains where gains are an inherent element in pricing certain life products in some foreign countries.
(d)	Amounts presented were as at March 31, 2005 and December 31, 2004. The decline in Domestic in-force was due to the non-renewal of a single large group life case of $36 billion. Foreign in-force includes Tata AIG Life Insurance Company, Ltd.

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

Life Insurance & Retirement Services Results

The increase in operating income in the first three months of 2005 when compared to the same period of 2004 was caused in part by strong growth overseas, and the decline in realized capital losses in 2005 compared to 2004.

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

     AIG’s domestic fixed annuity business has been affected by a significant flattening of the treasury yield curve over the past several quarters, which has affected sales as yields on competing products, such as bank CDs, approach those available on AIG’s fixed annuities. There are some indications that negative press coverage of AIG has adversely affected surrenders and withdrawals of fixed annuities. In addition, surrenders have increased from prior year levels as annuities sold in 2000 can now be surrendered without charges, and as a result of the competitive interest rate environment. The combination of reduced sales and increased surrenders and withdrawals resulted in significantly lower net flows when compared to prior year. AIG expects that net flows will remain lower than in prior years as long as an environment of poor equity market performance and the yield curve remains flat.

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

     Foreign Life Insurance & Retirement Services operations produced 78.7 percent and 78.4 percent of Life Insurance & Retirement Services GAAP premiums in the first three months of 2005 and 2004, respectively.

AIG transacts business in most major foreign currencies. The following table summarizes the effect of changes in foreign currency exchange rates on the growth of Life Insurance & Retirement Services GAAP premiums.

2005

Growth in original currency	6.0%
Foreign exchange effect	3.4
Growth as reported in U.S. dollars	9.4%

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

     Life Insurance & Retirement Services investment portfolios are managed within the overall objectives of the Life Insurance & Retirement Services operations. AIG subsidiaries invest in certain limited liability companies that invest in synthetic fuel production facilities as a means of generating income tax credits. Net investment income includes operating

American International Group, Inc. and Subsidiaries
losses of approximately $36 million and $30 million, respectively, for the first three months of 2005 and 2004 and income taxes includes tax credits and benefits of approximately $54 million and $40 million, respectively, for the first three months of 2005 and 2004 from these investments.

     The contribution of Life Insurance & Retirement Services operating income to AIG’s consolidated income before income taxes, minority interest and cumulative effect of an accounting change amounted to 38.6 percent in the first three months of 2005, compared to 45.5 percent in the same period of 2004.

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

     AIG generally obtains letters of credit in order to obtain statutory recognition of these intercompany reinsurance transactions. For this purpose, AIG entered into a $2.5 billion syndicated letter of credit facility in December 2004. Letters of credit totaling $2.17 billion was outstanding as of December 31, 2004, and all $2.5 billion was outstanding as of September 30, 2005. The letter of credit facility has a ten-year term, but the facility can be reduced or terminated by the lenders beginning after seven years.

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

American International Group, Inc. and Subsidiaries

Invested Assets

     The following tables summarize the composition of AIG’s insurance and asset management invested assets by segment, at March 31, 2005 and December 31, 2004:

		Life
		Insurance &
	General	Retirement	Asset	Financial
(in millions)	Insurance	Services	Management	Services	Other	Total

2005 (Restated)
Fixed maturities:
Bonds available for sale, at market value	$43,158	$266,288	$39,604	$1,350	$–	$350,400
Bonds held to maturity, at amortized cost	21,477	–	–	–	–	21,477
Bond trading securities, at market value	–	658	2,922	–	–	3,580
Equity securities:
Common stocks available for sale, at market value	4,208	6,223	266	–	54	10,751
Common stocks trading, at market value	3	6,376	–	–	–	6,379
Preferred stocks, at market value	1,541	729	–	10	–	2,280
Mortgage loans on real estate, net of allowance	15	9,024	4,970	56	–	14,065
Policy loans	3	7,056	48	2	–	7,109
Collateral and guaranteed loans, net of allowance	4	1,347	498	1,460	–	3,309
Financial services assets:
Flight equipment primarily under operating leases, net of accumulated depreciation	–	–	–	33,896	–	33,896
Securities available for sale, at market value	–	–	–	29,660	–	29,660
Trading securities, at market value	–	–	–	3,091	–	3,091
Spot commodities	–	–	–	654	–	654
Unrealized gain on swaps, options and forward transactions	–	–	–	20,149	–	20,149
Trading assets	–	–	–	1,507	–	1,507
Securities purchased under agreements to resell, at contract value	–	23	–	32,570	–	32,593
Finance receivables, net of allowance	–	–	–	24,929	–	24,929
Securities lending collateral, at market value	5,519	36,271	10,100	–	–	51,890
Other invested assets	6,522	7,216	9,203	2,324	343	25,608
Short-term investments, at cost	2,107	10,160	9,342	408	–	22,017

Total investments and financial services assets as shown in the balance sheet	84,557	351,371	76,953	152,066	397	665,344

Cash	324	589	1,221	223	4	2,361
Investment income due and accrued	916	4,192	482	19	–	5,609
Real estate, net of accumulated depreciation	586	3,027	324	25	26	3,988

Total invested assets	$86,383	$359,179	$78,980	$152,333	$427	$677,302

American International Group, Inc. and Subsidiaries

		Life
		Insurance &
	General	Retirement	Asset	Financial
(in millions)	Insurance	Services	Management	Services	Other	Total

2004
Fixed maturities:
Bonds available for sale, at market value	$44,376	$259,602	$39,077	$1,344	$–	$344,399
Bonds held to maturity, at amortized cost	18,294	–	–	–	–	18,294
Bond trading securities, at market value	–	600	2,384	–	–	2,984
Equity securities:
Common stocks available for sale, at market value	4,163	5,389	177	–	43	9,772
Common stocks trading, at market value	2	5,891	–	–	1	5,894
Preferred stocks, at market value	1,466	565	–	9	–	2,040
Mortgage loans on real estate, net of allowance	15	8,520	4,558	53	–	13,146
Policy loans	3	6,980	50	2	–	7,035
Collateral and guaranteed loans, net of allowance	4	1,358	485	1,456	–	3,303
Financial services assets:
Flight equipment primarily under operating leases, net of accumulated depreciation	–	–	–	32,130	–	32,130
Securities available for sale, at market value	–	–	–	31,225	–	31,225
Trading securities, at market value	–	–	–	2,746	–	2,746
Spot commodities	–	–	–	534	–	534
Unrealized gain on swaps, options and forward transactions	–	–	–	22,670	–	22,670
Trading assets	–	–	–	3,433	–	3,433
Securities purchased under agreements to resell, at contract value	–	–	–	26,272	–	26,272
Finance receivables, net of allowance	–	–	–	23,574	–	23,574
Securities lending collateral, at market value	4,889	34,923	9,357	–	–	49,169
Other invested assets	5,604	7,072	8,316	2,230	337	23,559
Short-term investments, at cost	1,823	5,013	8,713	549	4	16,102

Total investments and financial services assets as shown in the balance sheet	80,639	335,913	73,117	148,227	385	638,281

Cash	290	502	966	250	1	2,009
Investment income due and accrued	997	4,035	461	63	–	5,556
Real estate, net of accumulated depreciation	592	3,007	326	26	28	3,979

Total invested assets	$82,518	$343,457	$74,870	$148,566	$414	$649,825

American International Group, Inc. and Subsidiaries

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

The following tables summarize the composition of AIG’s insurance and asset management invested assets by segment, at March 31, 2005 and December 31, 2004:

		Life
		Insurance &				Percent Distribution
March 31, 2005 (Restated)	General	Retirement	Asset		Percent
(dollars in millions)	Insurance	Services	Management	Total	of Total	Domestic	Foreign

Fixed maturities:
Bonds available for sale, at market value	$43,158	$266,288	$39,604	$349,050	66.5%	59.8%	40.2%
Bonds held to maturity, at amortized cost	21,477	–	–	21,477	4.1	100.0	–
Bond trading securities, at market value	–	658	2,922	3,580	0.7	0.8	99.2
Equity securities:
Common stocks available for sale, at market value	4,208	6,223	266	10,697	2.0	32.4	67.6
Common stocks trading, at market value	3	6,376	–	6,379	1.3	0.2	99.8
Preferred stocks, at market value	1,541	729	–	2,270	0.4	87.9	12.1
Mortgage loans on real estate, net of allowance	15	9,024	4,970	14,009	2.7	85.7	14.3
Policy loans	3	7,056	48	7,107	1.4	42.3	57.7
Collateral and guaranteed loans, net of allowance	4	1,347	498	1,849	0.3	0.1	99.9
Securities purchased under agreements to resell, at contract value	–	23	–	23	–	–	100.0
Securities lending collateral, at market value	5,519	36,271	10,100	51,890	9.9	86.4	13.6
Other investment assets	6,522	7,216	9,203	22,941	4.4	87.8	12.2
Short-term investments, at cost	2,107	10,160	9,342	21,609	4.1	52.2	47.8
Cash	324	589	1,221	2,134	0.4	8.1	91.9
Investment income due and accrued	916	4,192	482	5,590	1.1	57.3	42.7
Real estate, net of accumulated depreciation	586	3,027	324	3,937	0.7	23.9	76.1

Total	$86,383	$359,179	$78,980	$524,542	100.0%	63.1%	36.9%

American International Group, Inc. and Subsidiaries

		Life
		Insurance &				Percent Distribution
December 31, 2004	General	Retirement	Asset		Percent
(dollars in millions)	Insurance	Services	Management	Total	of Total	Domestic	Foreign

Fixed maturities:
Bonds available for sale, at market value	$44,376	$259,602	$39,077	$343,055	68.5%	61.2%	38.8%
Bonds held to maturity, at amortized cost	18,294	–	–	18,294	3.7	100.0	—
Bonds trading securities, at market value	–	600	2,384	2,984	0.6	1.2	98.8
Equity securities:
Common stocks available for sale, at market value	4,163	5,389	177	9,729	1.9	34.9	65.1
Common stocks trading, at market value	2	5,891	–	5,893	1.2	0.5	99.5
Preferred stocks, at market value	1,466	565	–	2,031	0.4	91.9	8.1
Mortgage loans on real estate, net of allowance	15	8,520	4,558	13,093	2.6	87.0	13.0
Policy loans	3	6,980	50	7,033	1.4	43.0	57.0
Collateral and guaranteed loans, net of allowance	4	1,358	485	1,847	0.4	0.2	99.8
Securities lending collateral, at market value	4,889	34,923	9,357	49,169	9.8	86.7	13.3
Other invested assets	5,604	7,072	8,316	20,992	4.2	86.7	13.3
Short-term investments, at cost	1,823	5,013	8,713	15,549	3.1	40.2	59.8
Cash	290	502	966	1,758	0.3	9.3	90.7
Investment income due and accrued	997	4,035	461	5,493	1.1	57.3	42.7
Real estate, net of accumulated depreciation	592	3,007	326	3,925	0.8	22.8	77.2

Total	$82,518	$343,457	$74,870	$500,845	100.0%	63.8%	36.2%

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

     As a result of these policies, AIG recorded impairment losses, net of taxes, of $61 million and $79 million in the first three months of 2005 and 2004, respectively.

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

     At March 31, 2005, the fair value of AIG’s fixed maturities and equity securities aggregated to $395.1 billion. At March 31, 2005, aggregate unrealized gains after taxes for fixed maturity and equity securities were $10.9 billion. At March 31, 2005, the aggregate unrealized losses after taxes of fixed maturity and equity securities were approximately $1.8 billion.

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

American International Group, Inc. and Subsidiaries

Financial Services Operations

AIG’s Financial Services subsidiaries engage in diversified activities including aircraft and equipment leasing, capital market transactions, consumer finance and insurance premium financing. (See also Note 3 of Notes to Consolidated Financial Statements.)

Aircraft Finance

AIG’s Aircraft Finance operations represent the operations of International Lease Finance Corporation (ILFC), which generates its revenues primarily from leasing new and used commercial jet aircraft to domestic and foreign airlines. Revenues also result from the remarketing of commercial jets for its own account, for airlines and for financial institutions.

     ILFC finances its purchases of aircraft primarily through the issuance of a variety of debt instruments. The composite borrowing rates at the end of the first three months of 2005 and 2004 were 4.49 percent and 4.34 percent, respectively. (See also the discussions under “Capital Resources” and “Liquidity” herein and Note 3 of Notes to Consolidated Financial Statements.)

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

     AIG’s Capital Markets operations derive substantially all their revenues from hedged financial positions entered in connection with counterparty transactions rather than from speculative trading transactions. These subsidiaries participate in the derivatives dealer market conducting, primarily as principal, an interest rate, currency, equity, commodity and credit products business.

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

American International Group, Inc. and Subsidiaries
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

     Consumer Finance operations are exposed to loss when contractual payments are not received. Collection exposure is managed through underwriting controls, mix of loans and collateral thereon.

American International Group, Inc. and Subsidiaries

Financial Services operations for the three month periods ending March 31, 2005 and 2004 were as follows:

	2005	2004
(in millions)	(Restated)	(Restated)

Revenues(a):
Aircraft Finance(b)	$827	$734
Capital Markets(c)(d)	756	361
Consumer Finance(e)	833	693
Other	20	26

Total	$2,436	$1,814

Operating income(a):
Aircraft Finance	$187	$172
Capital Markets(d)	620	214
Consumer Finance	231	183
Other, including intercompany adjustments	7	15

Total	$1,045	$584

(a)	Includes the effect of hedging activities that do not qualify for hedge accounting treatment under FAS 133, including the related foreign exchange gains and losses. For the first three months of 2005 and 2004, the effect was $15 million and $20 million, respectively, in operating income for Aircraft Finance and $468 million and $83 million in both revenues and operating income for Capital Markets.
(b)	Revenues were primarily from ILFC aircraft lease rentals.
(c)	Revenues, shown net of interest expense, are primarily from hedging activities that do not qualify for hedge accounting treatment under FAS 133 described in (a) above.
(d)	Certain transactions entered into by AIGFP generate tax credits and benefits which are included in income taxes on the consolidated statement of income. The amount of such tax credits and benefits for the first three months of March 31, 2005 and 2004 are $19 million, and $35 million, respectively.
(e)	Revenues were primarily finance charges.

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

     Financial Services operating income represented 18.5 percent of AIG’s consolidated income before income taxes, minority interest and cumulative effect of accounting changes in the first quarter of 2005. This compares to 15.2 percent in the first quarter of 2004. The increase in contribution percentage in 2005 was due to the effect of hedge accounting treatment under FAS 133.

American International Group, Inc. and Subsidiaries

Financial Services Invested Assets

The following table is a summary of the composition of AIG’s Financial Services invested assets at March 31, 2005 and December 31, 2004. (See also the discussions under “Operating Review: Financial Services Operations,” “Capital Resources” and “Derivatives” herein.)

	2005 (Restated)		2004

	Invested	Percent of	Invested	Percent of
(dollars in millions)	Assets	Total	Assets	Total

Fixed maturities:
Bonds available for sale, at market value	$1,350	0.9%	$1,344	0.9%
Equity securities:
Preferred stocks at market value	10	–	9	–
Mortgage loans on real estate, net of allowance	56	–	53	–
Policy loans	2	–	2	–
Collateral and guaranteed loans, net of allowance	1,460	1.0	1,456	1.0
Financial services assets:
Flight equipment primarily under operating leases, net of accumulated depreciation	33,896	22.3	32,130	21.6
Securities available for sale, at market value	29,660	19.5	31,225	21.0
Trading securities, at market value	3,091	2.0	2,746	1.8
Spot commodities	654	0.4	534	0.4
Unrealized gain on swaps, options and forward transactions	20,149	13.2	22,670	15.3
Trading assets	1,507	1.0	3,433	2.3
Securities purchased under agreements to resell, at contract value	32,570	21.4	26,272	17.7
Finance receivables, net of allowance	24,929	16.4	23,574	15.9
Other invested assets	2,324	1.5	2,230	1.5
Short-term investments, at cost	408	0.3	549	0.4
Cash	223	0.1	250	0.2
Investment income due and accrued	19	–	63	–
Real estate, net of accumulated depreciation	25	–	26	–

Total	$152,333	100.0%	$148,566	100.0%

     As previously discussed, the cash used for the purchase of flight equipment is derived primarily from the proceeds of ILFC’s debt financings. The primary sources for the repayment of this debt and the interest expense thereon are the cash flow from operations, proceeds from the sale of flight equipment and the rollover and refinancing of the prior debt. During the first three months of 2005, ILFC acquired flight equipment costing $2.14 billion. (See also the discussion under “Operating Review: Financial Services Operations” and “Capital Resources” herein.)

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

     Securities available for sale is predominantly a portfolio of fixed income securities, where the individual securities have varying degrees of credit risk. At March 31, 2005, the

American International Group, Inc. and Subsidiaries
average credit rating of this portfolio was AA+ or the equivalent thereto as determined through rating agencies or internal review. AIGFP has also entered into credit derivative transactions to economically hedge its credit risk associated with $149 million of these securities. There have been no significant downgrades through March 31, 2005.

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

The gross unrealized gains and gross unrealized losses of Capital Markets included in the financial services assets and liabilities at March 31, 2005 were as follows:

	Gross	Gross
	Unrealized	Unrealized
	Gains	Losses
(in millions)	(Restated)	(Restated)

Securities available for sale, at market value	$1,320	$606
Unrealized gain/ loss on swaps, options and forward transactions*	20,149	12,866

*	These amounts are also presented as the respective balance sheet amounts.

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

     At March 31, 2005, AIGFP held a large portfolio of privately negotiated financing transactions with institutional counterparties in the United Kingdom. Certain provisions in the UK Finance Bill that was published by the House of Commons on March 22, 2005 have caused AIGFP’s counterparties to exercise rights to unwind these transactions early. Although the unwinding of these transactions will not cause AIGFP to suffer any losses, the unwinds do mean that AIGFP will not realize spread income in the future that AIGFP expects it would have realized had the transactions remained outstanding. The aggregate reduction in 2005 operating income attributable to such foregone future accrual earnings was approximately $75 million.

Asset Management Operations

AIG’s Asset Management operations comprise a wide variety of investment-related services and investment products including institutional and retail asset management, broker dealer services and spread-based investment business from the sale of guaranteed investment contracts, also known as

American International Group, Inc. and Subsidiaries
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

Asset Management revenues and operating income for the three months ended March 31, 2005 and 2004 were as follows:

	2005	2004
(in millions)	(Restated)	(Restated)

Revenues:
Guaranteed investment contracts	$896	$737
Institutional Asset Management	319	187
Brokerage Services and Mutual Funds	63	61
Other	99	65

Total	$1,377	$1,050

Operating income:
Guaranteed investment contracts(a)	$319	$295
Institutional Asset Management(b)	161	59
Brokerage Services and Mutual Funds	13	20
Other	97	62

Total	$590	$436

(a)	The effect of hedging activities that do not qualify for hedge accounting treatment under FAS 133 was $62 million and $64 million for the first quarter of 2005 and 2004, respectively.
(b)	Includes the results of certain AIG managed private equity and real estate funds that are consolidated effective December 31, 2003 pursuant to FIN46R, “Consolidation of Variable Interest Entities”. For the first three months of 2005 and 2004, operating income includes $75 million and $4 million of third-party limited partner earnings offset in Minority interest expense.

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

     Asset Management operating income represented 10.4 percent of AIG’s consolidated income before income taxes, minority interest and cumulative effect of an accounting change in the first three months of 2005. This compares to 11.3 percent in the same period of 2004.

     At March 31, 2005, AIG’s third party assets under management, including both retail mutual funds and institutional accounts, exceeded $55 billion and the aggregate GIC reserve was $55.8 billion.

Other Operations

Other income (deductions)-net includes AIG’s equity in certain partially owned companies, the cash distributions on the liabilities connected to trust preferred stock, as well as the income and expenses of the parent holding company and other miscellaneous income and expenses. Other income (deductions)-net amounted to $36 million and $(280) million in the first three months of 2005 and 2004, respectively.

Capital Resources

At March 31, 2005, AIG had total consolidated shareholders’ equity of $81.61 billion and total consolidated borrowings of $106.02 billion. At that date, $96.51 billion of such borrowings were either not guaranteed by AIG or were AIGFP’s matched borrowings under obligations of guaranteed investment agreements (GIAs), liabilities connected to trust preferred stock, or matched notes and bonds payable.

American International Group, Inc. and Subsidiaries

Borrowings

At March 31, 2005, AIG’s net borrowings were $9.51 billion after reflecting amounts that were matched borrowings under AIGFP’s obligations of GIAs, matched notes and bonds payable, amounts not guaranteed by AIG and liabilities connected to trust preferred stock. The following table summarizes borrowings outstanding at March 31, 2005 and December 31, 2004:

	2005
(in millions)	(Restated)	2004

AIG’s net borrowings	$9,512	$8,498
Liabilities connected to trust preferred stock	1,489	1,489
AIGFP
GIAs	22,691	18,919
Matched notes and bonds payable	24,322	22,257
Borrowings not guaranteed by AIG	48,007	45,736

Total	$106,021	$96,899

Borrowings issued or guaranteed by AIG and those borrowings not guaranteed by AIG at March 31, 2005 and December 31, 2004 were as follows:

	2005
(in millions)	(Restated)	2004

AIG borrowings:
Medium term notes	$667	$667
Notes and bonds payable	2,983	2,980
Loans and mortgages payable	316	349

Total	3,966	3,996

Borrowings guaranteed by AIG:
AIGFP
GIAs	22,691	18,919
Notes and bonds payable	25,293	22,695

Total	47,984	41,614

AIG Funding, Inc. commercial paper	3,479	2,969

AGC Notes and bonds payable	1,096	1,095

Liabilities connected to trust preferred stock	1,489	1,489

Total borrowings issued or guaranteed by AIG	58,014	51,163

Borrowings not guaranteed by AIG:
ILFC
Commercial paper	4,448	2,670
Medium term notes	5,503	5,972
Notes and bonds payable(a)	15,716	15,734
Loans and mortgages payable(b)	20	40

Total	25,687	24,416

AGF
Commercial paper	3,695	3,686
Medium term notes	14,830	13,709
Notes and bonds payable	1,540	1,585

Total	20,065	18,980

Commercial paper:
AIG Credit Card Company (Taiwan)	329	359
AIG Finance (Taiwan) Limited	5	9

Total	334	368

Loans and mortgages payable:
AIGCFG	647	792
AIG Finance (Hong Kong) Limited	103	49

Total	750	841

Other Subsidiaries	822	832

Variable Interest Entity debt:
AIG Global Real Estate Investment	7	8
AIG Capital Partners	165	165
AIG SunAmerica	177	126

Total	349	299

Total borrowings not guaranteed by AIG	48,007	45,736

Total Debt	$106,021	$96,899

(a)	Includes borrowings under Export Credit Facility of $2.1 billion and $1.7 billion, at March 31, 2005 and December 31, 2004, respectively.
(b)	Capital lease obligations.

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

American International Group, Inc. and Subsidiaries
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

American International Group, Inc. and Subsidiaries
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

     During the first three months of 2005, AGF issued $1.77 billion fixed rate and variable rates medium term notes ranging in maturities from two to five years. As of March 31, 2005, notes aggregating $14.83 billion were outstanding with maturity dates ranging from 2005 to 2014 at interest rates ranging from 1.25 percent to 7.50 percent. To the extent deemed appropriate, AGF may enter into swap transactions to manage its effective borrowing with respect to these notes.

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

Contractual Obligations and Other Commercial Commitments

The maturity schedule of AIG’s contractual obligations at March 31, 2005 (Restated) was as follows:

(in millions)

		Payments due by Period

		Less	One	Four
		Than	Through	Through
	Total	One	Three	Five	After Five
	Payments	Year	Years	Years	Years

Borrowings(a)	$93,716	$33,608	$19,287	$16,086	$24,735
Loss reserves(b)	63,570	17,482	19,388	9,218	17,482
Insurance and investment contract liabilities(c)	590,385	28,419	$42,178	44,286	475,502
Aircraft purchase commitments	19,552	3,804	10,132	5,249	367

Total	$767,223	$83,313	$90,985	$74,839	$518,086

(a)	Excludes commercial paper and obligations included as debt pursuant to FIN 46R and includes ILFC’s capital lease obligations.
(b)	Represents future loss and loss adjustment expense payments estimated based on historical loss development payment patterns.
(c)	Insurance and investment contract liabilities include various investment-type products with contractually scheduled maturities including periodic payments of a term certain nature and guaranteed maturities under guaranteed investment contracts. Insurance and investment contract liabilities also include benefit and claim liabilities, of which a significant portion represents policies and contracts that do not have stated contractual maturity dates and may not result in any future payment obligation. For these policies and contracts (i) AIG is currently not making payments until the occurrence of an insurable event, such as death or disability, (ii) payments are conditional on survivorship, or (iii) the occurrence of a payment due to surrender or other non-scheduled event out of AIG’s control. AIG has made significant assumptions to determine the estimated undiscounted cash flows of these contractual policy benefits which include mortality, morbidity, future lapse rates, expenses, investment returns and interest crediting rates, offset by expected future deposits and premium on in-force policies. Due to the significance of the assumptions used, the amounts presented could be materially different from actual required payments. The amounts presented in this table are undiscounted and therefore exceed the future policy benefits and policyholder contract deposits included in the balance sheet.

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

     As a result of the downgrades of AIG’s long-term senior debt ratings, AIG was required to post approximately $1.16 billion of collateral with counterparties to municipal guaranteed investment agreements and financial derivatives transactions. In the event of a further downgrade, AIG will be required to post additional collateral. It is estimated that, as of the close of business on February 28, 2006, based on AIG’s outstanding municipal guaranteed investment agreements and financial derivatives transactions as of such date, a further downgrade of AIG’s long-term senior debt ratings to ‘Aa3’ by Moody’s or ‘AA–’ by S&P would permit counterparties to call for approximately $962 million of additional collateral. Further, additional downgrades could result in requirements for substantial additional collateral, which could have a material effect on how AIG manages its liquidity. The actual amount of additional collateral that AIG would be required to post to counterparties in the event of such downgrades depends on market conditions, the market value of the outstanding affected transactions and other factors prevailing at the time of the downgrade. Any additional obligations to post collateral will increase the demand on AIG’s liquidity.

Shareholders’ Equity

AIG’s consolidated shareholders’ equity increased $1.94 billion during the first three months of 2005. During the first three months of 2005, retained earnings increased $3.35 billion, resulting from net income less dividends. Unrealized appreciation of investments, net of taxes decreased $1.28 billion and the cumulative translation adjustment loss, net of taxes, increased $49 million. During the first three months of 2005, there was a gain of $39 million, net of taxes, relating to derivative contracts designated as cash flow hedging instruments. (See also the discussion under “Operating Review” and “Liquidity” herein and the Consolidated Statement of Comprehensive Income.)

     AIG has in the past reinvested most of its unrestricted earnings in its operations and believes such continued reinvestment in the future will be adequate to meet any foreseeable capital needs. However, AIG may choose from time to time to raise additional funds through the issuance of additional securities.

American International Group, Inc. and Subsidiaries

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

Liquidity

AIG’s liquidity is primarily derived from the operating cash flows of its General and Life Insurance & Retirement Services operations. Management believes that AIG’s liquid assets and access to short-term funding through commercial paper and

American International Group, Inc. and Subsidiaries
bank credit facilities will enable it to meet any anticipated cash requirements.

     At March 31, 2005, AIG’s consolidated invested assets included $24.38 billion of cash and short-term investments. Consolidated net cash used in operating activities in the first three months of 2005 amounted to $434 million. The $434 million in consolidated net cash used in operating activities is net of approximately $8 billion used by AIGFP to purchase securities purchased under agreements to resell and to repurchase securities sold under agreements to repurchase in the ordinary course of AIGFP’s business. This operating activity was funded in part by proceeds from security sales under similar repurchase and reverse repurchase agreements, but primarily by AIGFP’s financing activities, specifically proceeds from guaranteed investment agreements and notes, bonds, loans and mortgages payable. Approximately half of the $8 billion was subsequently invested in securities available for sale.

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

     This liquidity is available, among other things, to purchase predominately high quality and diversified fixed income securities and, to a lesser extent, marketable equity securities, and to provide mortgage loans on real estate, policy loans and collateral loans. This cash flow coupled with proceeds of approximately $33 billion from the maturities, sales and redemptions of fixed income securities and from the sale of equity securities was used to purchase approximately $46 billion of fixed income securities and marketable equity securities during the first three months of 2005.

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

     AIG, the parent company, funds its short-term working capital needs through commercial paper issued by AIG Funding. As of March 31, 2005, AIG Funding had $3.48 billion of commercial paper outstanding with an average maturity of 26 days. As additional liquidity, AIG parent has a $2 billion inter-company revolving credit facility provided by certain of its subsidiaries, a $1.375 billion 364-day revolving bank credit facility that expires in July 2005 and a $1.375 billion

American International Group, Inc. and Subsidiaries
five year revolving bank credit facility that expires in July 2007. AIG parent’s primary sources of cash flow are dividends and loans from its subsidiaries. AIG parent’s primary uses of cash flow are for debt service and the payment of dividends to shareholders. As of March 31, 2005, including debt obligations of AGC that are guaranteed by AIG, remaining debt maturities due in 2005 are $300 million, $55 million and $500 million for the second, third and fourth quarters, respectively. See also Note 9 of Notes to Consolidated Financial Statements in AIG’s 2005 Form 10-K for additional information on debt maturities for AIG and its subsidiaries.

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

     AIG has restrictive guidelines with respect to the formation of and investment in SPVs and off balance sheet arrangements. In particular, AIG has expanded the responsibility of its Complex Structured Financial Transaction Committee (CSFT) to include the review of any transaction that could enable a third party to achieve an accounting or financial reporting result that is not in conformity with applicable GAAP or subject AIG to heightened legal, reputational, regulatory or other risk. See “Management’s Report on Internal Control Over Financial Reporting” in Item 9A of Part II included in AIG’s 2005 Form 10-K for a further discussion of the CSFT.

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

     FAS 133 requires that third-party derivatives used for hedging must be specifically matched with the underlying exposures to an outside third party and documented contem-

American International Group, Inc. and Subsidiaries
poraneously to qualify for hedge accounting treatment. In many cases, AIG did not meet these hedging requirements with respect to certain hedging transactions. Not meeting the requirements of FAS 133 does not result in any changes in AIG’s liquidity or its overall financial condition even though inter-period volatility of earnings increased.

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

American International Group, Inc. and Subsidiaries
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

CONTROLS AND PROCEDURES

In connection with the preparation of this First Quarter Form 10-Q/A, an evaluation was carried out by AIG’s management, with the participation of AIG’s current Chief Executive Officer and Chief Financial Officer, of the effectiveness of AIG’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on its evaluation, and in light of the material weaknesses in internal control over financial reporting identified as existing as of December 31, 2004, which are described within the 2005 Annual Report on Form 10-K, AIG’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2005, AIG’s disclosure controls and procedures were ineffective.

     AIG is actively engaged in the implementation of remediation efforts to address the material weaknesses in AIG’s internal control over financial reporting. These remediation efforts are outlined in the 2005 Annual Report on Form 10-K and further remediation developments will be described in future filings with the SEC.

American International Group, Inc. and Subsidiaries

PART II — OTHER INFORMATION

ITEM 6. Exhibits

See accompanying Exhibit Index.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN INTERNATIONAL GROUP, INC.

(Registrant)

/s/ Steven J. Bensinger

Steven J. Bensinger
Executive Vice President and Chief Financial Officer

/s/ David L. Herzog

David L. Herzog
Senior Vice President and Comptroller
(Principal Accounting Officer)
Dated: May 10, 2006

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