Form 10-Q
period 2006-03-31
AMERICAN INTERNATIONAL GROUP INC
filed 2006-05-10
CIK 5272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☑         No    ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐         No    ☑

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2006: 2,597,469,137.

American International Group, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEET

(in millions) (unaudited)

	March 31,	December 31,
	2006	2005

Assets:
Investments and financial services assets:
Fixed maturities:
Bonds available for sale, at market value (amortized cost: 2006 – $358,275; 2005 – $349,612) (includes hybrid financial instruments: 2006 – $512)	$364,510	$359,516
Bonds held to maturity, at amortized cost (market value: 2006 – $21,841; 2005 – $22,047)	21,520	21,528
Bond trading securities, at market value (cost: 2006 – $5,230; 2005 – $4,623)	5,229	4,636
Equity securities:
Common stocks available for sale, at market value (cost: 2006 – $10,838; 2005 – $10,125)	13,569	12,227
Common stocks trading, at market value (cost: 2006 – $8,785; 2005 – $7,746)	10,270	8,959
Preferred stocks available for sale, at market value (cost: 2006 – $2,381; 2005 – $2,282)	2,456	2,402
Mortgage loans on real estate, net of allowance (2006 – $55; 2005 – $54)	14,968	14,300
Policy loans	7,218	7,039
Collateral and guaranteed loans, net of allowance (2006 – $10; 2005 – $10)	4,114	3,570
Financial services assets:
Flight equipment primarily under operating leases, net of accumulated depreciation (2006 – $7,728; 2005 – $7,419)	37,580	36,245
Securities available for sale, at market value (cost: 2006 – $38,446; 2005 – $37,572)	38,225	37,511
Trading securities, at market value	6,350	6,499
Spot commodities	230	92
Unrealized gain on swaps, options and forward transactions	17,792	18,695
Trading assets	1,411	1,204
Securities purchased under agreements to resell, at contract value	12,297	14,547
Finance receivables, net of allowance (2006 – $743; 2005 – $670)	27,219	27,995
Securities lending collateral, at market value (which approximates cost)	62,967	59,471
Other invested assets	29,296	27,267
Short-term investments, at cost (approximates market value)	17,343	15,342

Total investments and financial services assets	694,564	679,045
Cash	1,248	1,897
Investment income due and accrued	5,733	5,727
Premiums and insurance balances receivable, net of allowance (2006 – $1,025; 2005 – $1,011)	18,001	15,333
Reinsurance assets, net of allowance (2006 – $979; 2005 – $992)	24,857	24,978
Deferred policy acquisition costs	35,988	33,248
Investments in partially owned companies	1,167	1,158
Real estate and other fixed assets, net of accumulated depreciation (2006 – $5,135; 2005 – $4,990)	8,059	7,446
Separate and variable accounts	67,597	63,797
Goodwill	8,208	8,093
Other assets	14,376	12,329

Total assets	$879,798	$853,051

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEET (continued)

(in millions, except share data) (unaudited)

	March 31,	December 31,
	2006	2005

Liabilities:
Reserve for losses and loss expenses	$78,100	$77,169
Reserve for unearned premiums	25,044	24,243
Future policy benefits for life and accident and health insurance contracts	114,606	108,807
Policyholders’ contract deposits	231,045	227,027
Other policyholders’ funds	10,684	10,870
Reserve for commissions, expenses and taxes	4,939	4,769
Insurance balances payable	3,987	3,564
Funds held by companies under reinsurance treaties	4,195	4,174
Income taxes payable	6,615	6,288
Financial services liabilities:
Borrowings under obligations of guaranteed investment agreements	21,600	20,811
Securities sold under agreements to repurchase, at contract value	9,691	11,047
Trading liabilities	2,389	2,546
Hybrid financial instrument liabilities, at fair value	6,109	–
Securities and spot commodities sold but not yet purchased, at market value	6,429	5,975
Unrealized loss on swaps, options and forward transactions	11,267	12,740
Trust deposits and deposits due to banks and other depositors	4,384	4,877
Commercial paper	7,500	6,514
Notes, bonds, loans and mortgages payable	68,790	71,313
Commercial paper	5,965	2,694
Notes, bonds, loans and mortgages payable	7,427	7,126
Liabilities connected to trust preferred stock	1,390	1,391
Separate and variable accounts	67,597	63,797
Securities lending payable	63,959	60,409
Minority interest	5,872	5,124
Other liabilities	21,635	23,273

Total liabilities	791,219	766,548

Preferred shareholders’ equity in subsidiary companies	189	186

Commitments and Contingent Liabilities (See Note 6)
Shareholders’ equity:
Common stock, $2.50 par value; 5,000,000,000 shares authorized; shares issued 2006 and 2005 – 2,751,327,476	6,878	6,878
Additional paid-in capital	2,513	2,339
Retained earnings	75,433	72,330
Accumulated other comprehensive income (loss)	5,709	6,967
Treasury stock, at cost; 2006 – 153,858,339; 2005 – 154,680,704 shares of common stock	(2,143)	(2,197)

Total shareholders’ equity	88,390	86,317

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$879,798	$853,051

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF INCOME

(in millions, except per share data) (unaudited)

Three Months Ended March 31,	2006	2005

Revenues:
Premiums and other considerations	$18,242	$17,680
Net investment income	5,827	5,332
Realized capital gains (losses)	169	137
Other revenues	3,021	4,053

Total revenues	27,259	27,202

Benefits and expenses:
Incurred policy losses and benefits	15,000	14,873
Insurance acquisition and other operating expenses	7,466	6,680

Total benefits and expenses	22,466	21,553

Income before income taxes, minority interest and cumulative effect of an accounting change	4,793	5,649

Income taxes	1,435	1,706

Income before minority interest and cumulative effect of an accounting change	3,358	3,943

Minority interest	(197)	(144)

Income before cumulative effect of an accounting change	3,161	3,799

Cumulative effect of an accounting change, net of tax	34	–

Net income	$3,195	$3,799

Earnings per common share:
Basic
Income before cumulative effect of an accounting change	$1.21	$1.46
Cumulative effect of an accounting change, net of tax	0.01	–
Net income	1.22	1.46

Diluted
Income before cumulative effect of an accounting change	$1.21	$1.45
Cumulative effect of an accounting change, net of tax	0.01	–
Net income	1.22	1.45

Dividends declared per common share	$0.150	$0.175

Average shares outstanding:
Basic	2,605	2,597
Diluted	2,624	2,624

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions) (unaudited)

Three Months Ended March 31,	2006	2005

Summary:
Net cash provided by (used in) operating activities	$3,066	$(434)
Net cash used in investing activities	(19,937)	(20,118)
Net cash provided by financing activities	15,672	20,961
Effect of exchange rate changes on cash	550	(57)

Change in cash	(649)	352
Cash at beginning of period	1,897	2,009

Cash at end of period	$1,248	$2,361

Cash flows from operating activities:
Net income	$3,195	$3,799

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Noncash revenues, expenses, gains and losses included in income:
Change in:
General and life insurance reserves	7,263	5,605
Premiums and insurance balances receivable and payable – net	(2,245)	8
Reinsurance assets	121	241
Deferred policy acquisition costs	(1,715)	(944)
Investment income due and accrued	(6)	(53)
Funds held under reinsurance treaties	21	(267)
Other policyholders’ funds	(186)	(68)
Income taxes payable	761	1,457
Reserve for commissions, expenses and taxes	170	143
Other assets and liabilities – net	(3,125)	(962)
Bonds and common stocks trading, at market value	(1,904)	(1,082)
Trading assets and liabilities – net	(364)	905
Trading securities, at market value	149	(345)
Spot commodities	(138)	(120)
Net unrealized (gain) loss on swaps, options and forward transactions	(570)	(598)
Securities purchased under agreements to resell	2,250	(6,321)
Securities sold under agreements to repurchase	(1,356)	(1,939)
Securities and spot commodities sold but not yet purchased, at market value	454	182
Realized capital (gains) losses	(169)	(137)
Equity in income of partially owned companies and other invested assets	(480)	(445)
Amortization of premium and discount on securities	105	113
Depreciation expenses, principally flight equipment	554	526
Provision for finance receivable losses	160	86
Other – net	121	(218)

Total adjustments	(129)	(4,233)

Net cash provided by (used in) operating activities	$3,066	$(434)

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF CASH FLOWS (continued)

(in millions) (unaudited)

Three Months Ended March 31,	2006	2005

Cash flows from investing activities:
Cost of bonds, at market sold	$22,598	$27,572
Cost of bonds, at market matured or redeemed	3,628	2,823
Cost of equity securities sold	3,425	2,724
Realized capital gains (losses)	169	137
Purchases of fixed maturities	(34,507)	(42,094)
Purchases of equity securities	(4,285)	(3,608)
Mortgage, policy, collateral and guaranteed loans granted	(1,449)	(1,578)
Repayments of mortgage, policy, collateral and guaranteed loans	58	575
Sales of securities available for sale	1,166	804
Maturities of securities available for sale	360	2,164
Purchases of securities available for sale	(2,386)	(2,316)
Sales of flight equipment	195	41
Purchases of flight equipment	(1,897)	(2,141)
Change in securities lending collateral	(3,496)	(2,721)
Net additions to real estate and other fixed assets	(322)	(188)
Sales or distributions of other invested assets	2,161	2,163
Other invested assets	(3,290)	(3,339)
Change in short-term investments	(2,676)	301
Investments in partially owned companies	(5)	4
Finance receivable originations and purchases	(7,696)	(10,605)
Finance receivable principal payments received	8,312	9,164

Net cash used in investing activities	$(19,937)	$(20,118)

Cash flows from financing activities:
Receipts from policyholders’ contract deposits	$14,108	$16,279
Withdrawals from policyholders’ contract deposits	(10,090)	(7,149)
Change in trust deposits and deposits due to banks and other depositors	(493)	364
Change in commercial paper	4,257	2,263
Proceeds from notes, bonds, loans and mortgages payable, and hybrid financial instrument liabilities	9,527	16,244
Repayments on notes, bonds, loans and mortgages payable, and hybrid financial instrument liabilities	(5,644)	(13,081)
Proceeds from guaranteed investment agreements	3,306	4,955
Maturities of guaranteed investment agreements	(2,517)	(1,183)
Change in securities lending payable	3,550	2,721
Proceeds from common stock issued	34	31
Cash dividends to shareholders	(390)	(325)
Acquisition of treasury stock	(2)	(166)
Other – net	26	8

Net cash provided by financing activities	$15,672	$20,961

Supplementary information:
Taxes paid	$460	$382

Interest paid	$1,284	$1,147

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(in millions) (unaudited)

Three Months Ended March 31,	2006	2005

Comprehensive income (loss):
Net income	$3,195	$3,799

Other comprehensive income (loss):
Unrealized appreciation (depreciation) of investments – net of reclassification adjustments	(2,599)	(2,535)
Deferred income tax benefit (expense) on above changes	1,100	1,256
Foreign currency translation adjustments	550	(53)
Applicable income tax benefit (expense) on above changes	(290)	4
Net derivative gains arising from cash flow hedging activities	4	150
Deferred income tax (expense) benefit on above changes	13	(111)
Retirement plan liabilities adjustment, net of tax	(36)	(30)

Other comprehensive income (loss)	(1,258)	(1,319)

Comprehensive income (loss)	$1,937	$2,480

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Financial Statement Presentation

These statements are unaudited. In the opinion of management, all material adjustments including normal recurring accruals have been made for a fair statement of the results presented herein. All material intercompany accounts and transactions have been eliminated. Certain accounts have been reclassified in the 2005 financial statements to conform to their 2006 presentation. For further information, refer to the Annual Report on Form 10-K of American International Group, Inc. (AIG) for the year ended December 31, 2005 (2005 Annual Report on Form 10-K).

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Segment Information

AIG identifies its reportable segments by product line consistent with its management structure. AIG’s major product and service groupings are general insurance, life insurance & retirement services, financial services and asset management. The following table summarizes the operations by the major operating segments for the three months ended March 31, 2006 and 2005:

Operating Segments
(in millions) (unaudited)	2006	2005

Revenues(a):
General Insurance(b)	$11,656	$11,219
Life Insurance & Retirement Services(c)	12,639	11,775
Financial Services(d)	1,615	2,436
Asset Management(e)	1,239	1,377
Other	110	395

Consolidated	$27,259	$27,202

Operating income (loss)(a)(f):
General Insurance	$2,331	$1,642
Life Insurance & Retirement Services(g)	2,555	2,181
Financial Services(g)	(159)	1,045
Asset Management	461	590
Other(h)	(395)	191

Consolidated	$4,793	$5,649

(a)	Includes the effect of hedging activities that do not qualify for hedge accounting treatment under FAS 133, including the related foreign exchange gains and losses. For the first three months of 2006 and 2005, the effect was $0 and $15 million, respectively, in operating income for Aircraft Finance and $(678) million and $468 million in revenues and operating income, respectively, for Capital Markets. These amounts result primarily from interest rate and foreign currency derivatives hedging available for sale securities and borrowings.
(b)	Represents the sum of General Insurance net premiums earned, net investment income and realized capital gains (losses).

(c)	Represents the sum of Life Insurance & Retirement Services GAAP premiums, net investment income and realized capital gains (losses). Included in realized capital gains (losses) is the effect of hedging activities that do not qualify for hedge accounting treatment under FAS 133 and the application of FAS 52 of $278 million and $(79) million in the first three months of 2006 and 2005, respectively.

(d)	Represents interest, lease and finance charges.

(e)	Represents management and advisory fees and net investment income with respect to GICs.

(f)	Represents income before income taxes, minority interest and cumulative effect of an accounting change.

(g)	Results of operations of AIG Credit Card Company (Taiwan) are shared equally by the Life Insurance & Retirement Services segment and the Financial Services segment. In 2006, additional allowances of $44 million were recorded by each segment for losses in these credit card operations.
(h)	Represents unallocated corporate expenses, relating primarily to interest expense and certain compensation related expenses, and other realized capital gains (losses) of $(57) million and $155 million in the first three months of 2006 and 2005, respectively.

The following table summarizes AIG’s General Insurance operations by major internal reporting unit for the three months ended March 31, 2006 and 2005:

General Insurance
(in millions) (unaudited)	2006	2005

Revenues:
Domestic Brokerage Group	$6,555	$6,289
Transatlantic	1,016	982
Personal Lines	1,215	1,171
Mortgage Guaranty	198	169
Foreign General	2,670	2,602
Reclassifications and Eliminations	2	6

Total General Insurance	$11,656	$11,219

Operating Income*:
Domestic Brokerage Group	$1,357	$713
Transatlantic	141	114
Personal Lines	101	109
Mortgage Guaranty	109	104
Foreign General	621	596
Reclassifications and Eliminations	2	6

Total General Insurance	$2,331	$1,642

*	Includes $103 million and $171 million of additional losses incurred and net reinstatement premium costs in 2006 and 2005, respectively, related primarily to prior year catastrophes.

The following table summarizes AIG’s Life Insurance & Retirement Services operations by major internal reporting unit for the three months ended March 31, 2006 and 2005:

Life Insurance & Retirement Services
(in millions) (unaudited)	2006	2005

Revenues(a):
Foreign:
AIA, AIRCO and Nan Shan(b)	$4,352	$4,066
ALICO, AIG Star Life and AIG Edison Life(c)	4,095	3,519
Philamlife and Other	124	130
Domestic:
AGLA and AG Life(d)	2,367	2,388
VALIC, AIG Annuity and AIG SunAmerica(e)	1,701	1,672

Total Life Insurance & Retirement Services	$12,639	$11,775

Operating Income:
Foreign:
AIA, AIRCO and Nan Shan(b)	$700	$588
ALICO, AIG Star Life and AIG Edison Life(c)	958	596
Philamlife and Other	11	16
Domestic:
AGLA and AG Life(d)	366	466
VALIC, AIG Annuity and AIG SunAmerica(e)	520	515

Total Life Insurance & Retirement Services	$2,555	$2,181

(a)	Represents the sum of Life Insurance & Retirement Services GAAP premiums, net investment income and realized capital gains (losses).
(b)	Represents the operations of American International Assurance Company, Limited together with American International Assurance Company (Bermuda) Limited (AIA), American International Reinsurance Company, Ltd. (AIRCO), and Nan Shan Life Insurance Company, Ltd. (Nan Shan). Revenues and operating income include realized capital gains (losses) of $213 million and $66 million for the first three months of 2006 and 2005, respectively. The effects of FAS 133 and the application of FAS 52 included in realized capital gains (losses) are gains of $173 million and

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.	Segment Information (continued)

$10 million for the first three months of 2006 and 2005, respectively. Includes $44 million in additional allowances for losses in AIG Credit Card Company (Taiwan) in 2006.

(c)	Represents the operations of American Life Insurance Company (ALICO), AIG Star Life Insurance Co., Ltd. (AIG Star Life), and AIG Edison Life Insurance Company (AIG Edison Life). Revenues and operating income include realized capital gains of $149 million and losses of $(139) million for the first three months of 2006 and 2005, respectively. The effects of FAS 133 and the application of FAS 52 included in realized capital gains (losses) are gains of $40 million and losses of $(213) million for the first three months of 2006 and 2005, respectively.

(d)	Includes the life operations of American General Life Insurance Company (AG Life), AIG Life Insurance Company and American International Life Assurance Company of New York. Also includes the operations of American General Life and Accident Insurance Company (AGLA). Revenues and operating income include realized capital gains of $8 million and $72 million for the first three months of 2006 and 2005, respectively. The effects of FAS 133 and the application of FAS 52 included in realized capital gains (losses) are gains of $86 million and $104 million for the first three months of 2006 and 2005, respectively.

(e)	“AIG SunAmerica” represents the annuity operations of AIG SunAmerica Life Assurance Company, as well as those of First SunAmerica Life Insurance Company and SunAmerica Life Insurance Company. Also includes the operations of The Variable Annuity Life Insurance Company (VALIC) and AIG Annuity Insurance Company (AIG Annuity). Revenues and operating income include realized capital losses of $(202) million and $(79) million for the first three months of 2006 and 2005, respectively. The effects of FAS 133 and the application of FAS 52 included in realized capital gains (losses) are gains of $3 million and $20 million for the first three months of 2006 and 2005, respectively.

The following table summarizes AIG’s Financial Services operations by major internal reporting unit for the three months ended March 31, 2006 and 2005:

Financial Services
(in millions) (unaudited)	2006	2005

Revenues(a):
Aircraft Finance(b)	$965	$827
Capital Markets(c)(d)	(300)	756
Consumer Finance(e)	924	833
Other	26	20

Total Financial Services	$1,615	$2,436

Operating income (loss)(a):
Aircraft Finance	$129	$187
Capital Markets(d)	(470)	620
Consumer Finance(f)	175	221
Other	7	17

Total Financial Services	$(159)	$1,045

(a)	Includes the effect of hedging activities that do not qualify for hedge accounting treatment under FAS 133, including the related foreign exchange gains and losses. For the first three months of 2006 and 2005, the effect was $0 and $15 million, respectively, in operating income for Aircraft Finance and $(678) million and $468 million in both revenues and operating income for Capital Markets. These amounts result primarily from interest rate and foreign currency derivatives hedging available for sale securities and borrowings.
(b)	Revenues are primarily from International Lease Finance Corporation (ILFC) aircraft lease rentals.

(c)	Revenues, shown net of interest expense, are primarily from hedged financial positions entered into in connection with counterparty transactions and the effect of hedging activities that do not qualify for hedge accounting treatment under FAS 133 described in (a) above.

(d)	Certain transactions entered into by AIGFP generate tax credits and benefits which are included in income taxes in the consolidated statement of income. The amount of such tax credits and benefits for the first three months of 2006 and 2005 are $18 million, and $19 million, respectively.

(e)	Revenues are primarily finance charges.

(f)	Includes $44 million in additional allowances for losses in AIG Credit Card Company (Taiwan) in 2006.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.	Segment Information (continued)

The following table summarizes AIG’s Asset Management revenues and operating income for the three months ended March 31, 2006 and 2005:

Asset Management
(in millions) (unaudited)	2006	2005

Revenues:
Guaranteed Investment Contracts	$822	$896
Institutional Asset Management	279	319
Brokerage Services and Mutual Funds	73	63
Other	65	99

Total Asset Management	$1,239	$1,377

Operating income:
Guaranteed Investment Contracts(a)	$218	$319
Institutional Asset Management(b)(c)	159	161
Brokerage Services and Mutual Funds	23	13
Other	61	97

Total Asset Management	$461	$590

(a)	The effect of hedging activities that do not qualify for hedge accounting treatment under FAS 133 was $0 and $62 million for the first three months of 2006 and 2005, respectively.
(b)	Includes the full results of certain AIG managed private equity and real estate funds that are consolidated effective December 31, 2003 pursuant to FIN46R, “Consolidation of Variable Interest Entities”. For the first three months of 2006 and 2005, operating income includes $27 million and $75 million, respectively, of third-party limited partner earnings offset in minority interest expense.

(c)	Includes the full results of certain AIG managed partnerships that are consolidated effective January 1, 2006 pursuant to EITF 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” For the first three months of 2006, operating income includes $69 million of third-party limited partner earnings offset in minority interest expense.

3.	Earnings Per Share

Earnings per share of AIG are based on the weighted average number of common shares outstanding during the period. See also Note 10 herein.

Computation of Earnings Per Share:

Three Months Ended March 31,
(in millions, except per share data) (unaudited)	2006	2005

Numerator for basic earnings per share:
Income before cumulative effect of an accounting change	$3,161	$3,799
Cumulative effect of an accounting change, net of tax	34	–

Net income applicable to common stock	$3,195	$3,799

Denominator for basic earnings per share:
Average shares outstanding used in the computation of per share earnings:
Common stock issued	2,752	2,752
Common stock in treasury	(154)	(155)
Deferred shares	7	–

Average shares outstanding – basic	2,605	2,597

Numerator for diluted earnings per share:
Income before cumulative effect of an accounting change	$3,161	$3,799
Cumulative effect of an accounting change, net of tax	34	–

Net income applicable to common stock	3,195	3,799

Interest on contingently convertible bonds, net of tax (a)	3	3

Adjusted net income applicable to common stock(a)	$3,198	$3,802

Denominator for diluted earnings per share:
Average shares outstanding	2,605	2,597
Incremental shares from potential common stock:
Average number of shares arising from outstanding employee stock plans (treasury stock method)(b)	10	18
Contingently convertible bonds(a)	9	9

Adjusted average shares outstanding – diluted(b)	2,624	2,624

Earnings per share:
Basic:
Income before cumulative effect of an accounting change	$1.21	$1.46
Cumulative effect of an accounting change, net of tax	0.01	–
Net income	$1.22	$1.46

Diluted:
Income before cumulative effect of an accounting change	$1.21	$1.45
Cumulative effect of an accounting change, net of tax	0.01	–
Net income	$1.22	$1.45

(a)	Assumes conversion of contingently convertible bonds due to the adoption of EITF Issue No. 04-8 “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share.”
(b)	Certain shares arising from employee stock plans were not included in the computation of diluted earnings per share where the exercise price of the options exceeded the average market price and would have been antidilutive. The number of shares excluded were 7 million and 22 million for the first three months of 2006 and 2005, respectively.

     During the three months ended March 31, 2005, AIG purchased in the open market 2,477,100 shares of its common stock. From time to time, AIG may buy shares of its common stock in the open market for general corporate purposes, including to satisfy its obligations under various employee benefit plans. At March 31, 2006 and December 31, 2005, an additional 36,542,700 shares could be purchased under the then current authorization by AIG’s Board of Directors. Although AIG has authorization to purchase additional shares, AIG has not repurchased shares in 2006.

     The quarterly dividend rate per common share, commencing with the dividend declared in May 2005 and paid on

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

 3. Earnings Per Share (continued)

September 16, 2005, is $0.15. The declared dividend amount of $0.175 for the first three months of 2005 includes a $0.05 increase to the amount previously declared in the fourth quarter of 2004 for payment in March 2005 as well as the $0.125 dividend declared in March 2005 for payment in June 2005. See also Note 10 herein.

4.	Benefits Provided by Starr International Company, Inc. and C.V. Starr & Co., Inc.

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

     None of the costs of the various benefits provided under the SICO Plans has been paid by AIG, although AIG has recorded a charge to reported earnings for the deferred compensation amounts paid to AIG employees by SICO, with an offsetting amount credited to additional paid-in capital reflecting amounts deemed contributed by SICO. The SICO Plans provide that shares currently owned by SICO are set aside by SICO for the benefit of the participant and distributed upon retirement. The SICO Board of Directors currently may permit an early payout of units under certain circumstances. Prior to payout, the participant is not entitled to vote, dispose of or receive dividends with respect to such shares, and shares are subject to forfeiture under certain conditions, including but not limited to the participant’s voluntary termination of employment with AIG prior to normal retirement age. Under the SICO Plans, SICO’s Board of Directors may elect to pay a participant cash in lieu of shares of AIG common stock. Following notification from SICO to participants in the SICO Plans that it will settle specific future awards under the SICO Plans with shares rather than cash, AIG modified its accounting for the SICO Plans from variable to fixed measurement accounting, although variable accounting will continue to be applied where SICO makes cash payments pursuant to elections made prior to March 2005. AIG gave effect to this change in settlement method beginning on December 9, 2005, the date of SICO’s notice to participants in the SICO Plans. See also Note 6(f) herein.

     Compensation expense with respect to the SICO Plans aggregated $76 million, including various adjustments totalling $61 million, primarily relating to stock-split adjustments and other miscellaneous items, and $7 million for the first three months of 2006 and 2005, respectively. See also Note 10 herein.

     In January 2006, C.V. Starr & Co., Inc. (Starr) completed its tender offer to purchase Starr interests from AIG employees. In conjunction with AIG’s adoption of FAS 123R, Starr is considered to be an “economic interest holder” in AIG. As a result, compensation expense of $54 million with respect to the Starr offer was included in the first three months of 2006.

     As a result of its changing relationship with Starr and SICO, AIG has established new executive compensation plans to replace the SICO plans and investment opportunities previously provided by Starr. The replacement plans include both share-based plans and cash-based plans (AIG Senior Partners Plan). In addition, these replacement plans generally include performance as well as service conditions. See also Note 10 herein.

5.	Ownership and Transactions With Related Parties

(a) Ownership: According to the Schedule 13D filed on March 7, 2006 by Starr, SICO, Edward E. Matthews, Maurice R. Greenberg, the Maurice R. and Corinne P. Greenberg Family Foundation, Inc. and the Universal Foundation, Inc., these reporting persons may be deemed to beneficially own 396,124,637 shares of common stock. Based on the shares of common stock outstanding as of March 31, 2006, this ownership represents approximately 15 percent of the voting stock of AIG.

     (b) Transactions with Related Parties: During the ordinary course of business, AIG and its subsidiaries pay commissions to Starr and its subsidiaries for the production and management of insurance business. There were no significant receivables from/payables to related parties at March 31, 2006.

6.	Commitments and Contingent Liabilities

In the normal course of business, various commitments and contingent liabilities are entered into by AIG and certain of its subsidiaries. In addition, AIG guarantees various obligations of certain subsidiaries.

     (a) AIG and certain of its subsidiaries become parties to derivative financial instruments with market risk resulting from both dealer and end user activities and to reduce currency, interest rate, equity and commodity exposures. These instruments are carried at their estimated fair values in the consolidated balance sheet. The vast majority of AIG’s derivative activity is transacted by AIGFP. (See also Note 20 of Notes to Consolidated Financial Statements in AIG’s 2005 Annual Report on Form 10-K.)

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.	Commitments and Contingent Liabilities (continued)

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

     (c) At March 31, 2006, ILFC had committed to purchase 308 new and used aircraft deliverable from 2006 through 2015 at an estimated aggregate purchase price of $21.4 billion and had options to purchase 16 new aircraft at an estimated aggregate purchase price of $1.5 billion. ILFC will be required to find customers for any aircraft acquired, and it must arrange financing for portions of the purchase price of such equipment.

     (d) AIG and its subsidiaries, in common with the insurance industry in general, are subject to litigation, including claims for punitive damages, in the normal course of their business. The recent trend of increasing jury awards and settlements makes it difficult to assess the ultimate outcome of such litigation.

     Although AIG regularly reviews the adequacy of the established reserve for losses and loss expenses, there can be no assurance that AIG’s ultimate loss reserves will not develop adversely and materially exceed AIG’s current loss reserves. Estimation of ultimate net losses, loss expenses and loss reserves is a complex process for long-tail casualty lines of business, which include excess and umbrella liability, directors and officers liability (D&O), professional liability, medical malpractice, workers compensation, general liability, products liability and related classes, as well as for asbestos and environmental exposures. Generally, actual historical loss development factors are used to project future loss development. However, there can be no assurance that future loss development patterns will be the same as in the past. Moreover, any deviation in loss cost trends or in loss development factors might not be discernible for an extended period of time subsequent to the recording of the initial loss reserve estimates for any accident year. Thus, there is the potential for reserves with respect to a number of years to be significantly affected by changes in loss cost trends or loss development factors that were relied upon in setting the reserves. These changes in loss trends or loss development factors could be attributable to changes in inflation in labor and material costs or in the judicial environment, or in other social or economic phenomena affecting claims.

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

     (f) On June 27, 2005, AIG entered into an agreement pursuant to which AIG agrees, subject to certain conditions, to make any payment that is not promptly paid with respect to the benefits accrued by certain employees of AIG and its subsidiaries under the SICO Plans (as defined in Note 4).

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

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.	Commitments and Contingent Liabilities (continued)

The United States Life Insurance Company in the City of New York (USLIFE), a subsidiary of American General Corporation. In its 2-1 ruling the arbitration panel refused to rescind the contract as requested by USLIFE. Instead, the panel reformed the contract to reduce USLIFE’s participation by ten percent. USLIFE is pursuing certain reinsurance recoverables in connection with the contract. Further, the arbitration ruling established a second phase of arbitration which is pending, in which USLIFE is presenting its challenges to certain cessions to the contract. AIG holds a reserve of approximately $369 million related to this matter as of March 31, 2006.

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

     In February 2006, AIG reached a resolution of claims and matters under investigation with the United States Department of Justice (DOJ), the Securities and Exchange Commission (SEC), the Office of the New York Attorney General (NYAG) and the New York State Department of Insurance (DOI). The settlements resolved outstanding litigation filed by the SEC, NYAG and DOI against AIG and concluded negotiations with these authorities and the DOJ in connection with the accounting, financial reporting and insurance brokerage practices of AIG and its subsidiaries, as well as claims relating to the underpayment of certain workers compensation premium taxes and other assessments. In the fourth quarter of 2005 AIG recorded an after-tax charge of $1.15 billion for the settlements.

     As a result of these settlements, AIG made payments or placed amounts in escrow in the first three months of 2006 totaling approximately $1.64 billion, $225 million of which represented fines and penalties. Of these amounts, $676 million held in escrow is included in other assets and other liabilities at March 31, 2006. A substantial portion of the money will be available to resolve claims asserted in various regulatory and civil proceedings, including shareholder lawsuits.

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

     Since October 19, 2004, AIG or its subsidiaries have been named as a defendant in sixteen complaints that were filed in federal court and two that were originally filed in state court (Massachusetts and Florida) and removed to federal court. These cases generally allege that AIG and its subsidiaries violated federal and various state antitrust laws, as well as federal RICO laws, various state deceptive and unfair practice laws and certain state laws governing fiduciary duties. The alleged basis of these claims is that there was a conspiracy between insurance companies and insurance brokers with regard to the use of contingent commission agreements, bidding practices, and other broker-related conduct concerning coverage in certain sectors of the insurance industry. The Judicial Panel on Multidistrict Litigation entered an order on February 17, 2005, consolidating most of these cases and transferring them to the United States District Court for the District of New Jersey (District of New Jersey). The remainder of these cases have been transferred to the District of New Jersey. On August 15, 2005, the plaintiffs in the multidistrict litigation filed a Corrected First Consolidated Amended Commercial Class Action Complaint, which, in addition to the previously named AIG defendants, names new AIG subsidiaries as defendants. Also on August 15, 2005, AIG and two subsidiaries were named as defendants in a Corrected First Consolidated Amended Employee Benefits Class Action Complaint filed in the District of New Jersey, which asserts similar claims with respect to employee benefits insurance and a claim under ERISA on behalf of putative classes of employers and employees. On November 29, 2005, the AIG defendants, along with other insurer defendants and the broker defendants filed motions to dismiss both the Commercial and Employee Benefits Complaints. Plaintiffs have filed a motion for class certification in

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.	Commitments and Contingent Liabilities (continued)

the consolidated action. Defendants have filed an opposition to the motion for class certification. On April 4, 2006, a complaint against AIG and several of its subsidiaries was filed in the United States District Court for the Northern District of Georgia alleging claims similar to what was alleged in the consolidated complaint. The defendants are seeking to transfer this case to the District of New Jersey for consolidation. In addition, complaints were filed against AIG and several of its subsidiaries in Massachusetts and Florida state courts, which have both been stayed. In the Florida action, the plaintiff has filed a petition for a writ of certiorari with the District Court of Appeals of the State of Florida, Fourth District with respect to the stay order. On February 9, 2006, a complaint against AIG and several of its subsidiaries was filed in Texas state court, making claims similar to those in the federal cases above.

     In April and May 2005, amended complaints were filed in the consolidated derivative and securities cases, as well as in one of the ERISA lawsuits, pending in the Southern District of New York adding allegations concerning AIG’s accounting treatment for non-traditional insurance products. In September 2005, a second amended complaint was filed in the consolidated securities cases adding allegations concerning AIG’s first restatement of its financial statements described in the 2005 Annual Report on Form 10-K (the “First Restatement”), and a new securities action complaint was filed in the Southern District of New York, asserting claims premised on the same allegations made in the consolidated cases. In April 2006, motions to dismiss were denied in the securities actions. Also in September 2005, a class action complaint was filed to consolidate the ERISA cases pending in the Southern District of New York. Motions to dismiss in the consolidated action were filed in January 2006. Also in April 2005, new derivative actions were filed in Delaware Chancery Court, and in July and August 2005, two new derivative actions were filed in the Southern District of New York asserting claims duplicative of the claims made in the consolidated derivative action.

     In July 2005, a second amended complaint was filed in the consolidated derivative case in the Southern District of New York, expanding upon accounting-related allegations, based upon the First Restatement. In June 2005, the derivative cases in Delaware were consolidated and, in August 2005, an amended consolidated complaint was filed. AIG’s Board of Directors has appointed a special committee of independent directors to review the matters asserted in the derivative complaints. The courts have approved agreements staying the derivative cases pending in the Southern District of New York and in Delaware Chancery Court while the special committee of independent directors performs its work. In September 2005, a shareholder filed suit in Delaware Chancery Court seeking documents relating to some of the allegations made in the derivative suits. AIG filed a motion to dismiss in October 2005.

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

     (k) AIG understands that some of its employees have received Wells notices in connection with previously disclosed SEC investigations of certain of AIG’s transactions or accounting practices. Under SEC procedures, a Wells notice is an indication that the SEC staff has made a preliminary decision to recommend enforcement action that provides recipients with an opportunity to respond to the SEC staff before a

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.	Commitments and Contingent Liabilities (continued)

formal recommendation is finalized. AIG anticipates that additional current and former employees could receive similar notices in the future as the regulatory investigations proceed.

     (l) AIG generates income tax credits as a result of investing in synthetic fuel production. Tax credits generated from the production and sale of synthetic fuel under Section 29 of the Internal Revenue Code are subject to an annual phase-out provision that is based on the average wellhead price of domestic crude oil. The price range within which the tax credits are phased-out was originally established in 1980 and is adjusted annually for inflation. Depending on the price of domestic crude oil for a particular year, all or a portion of the tax credits generated in that year might be eliminated. Tax credits reflected in the income tax provision for the first three months of 2006 have been reduced to reflect the estimated annual average oil price for 2006. Should the actual average oil price for 2006 exceed this estimate, further reductions in the tax credits could be required. Regardless of oil prices, the tax credits expire after 2007.

7.	Employee Benefits

The following table presents the components of the net periodic benefit costs with respect to pensions and other benefits for the three months ended March 31, 2006 and 2005:

	Pensions			Postretirement

	Non-U.S.	U.S.		Non-U.S.	U.S.
(in millions)	Plans	Plans	Total	Plans	Plans	Total

2006
Components of net period benefit cost:
Service cost	$19	$31	$50	$1	$1	$2
Interest cost	9	40	49	1	3	4
Expected return on assets	(7)	(48)	(55)	–	–	–
Amortization of prior service cost	(2)	(1)	(3)	–	(2)	(2)
Recognized actuarial loss	4	19	23	–	–	–

Net period benefit cost	$23	$41	$64	$2	$2	$4

2005
Components of net period benefit cost:
Service cost	$19	$26	$45	$1	$2	$3
Interest cost	8	37	45	–	4	4
Expected return on assets	(5)	(41)	(46)	–	–	–
Amortization of prior service cost	(3)	(1)	(4)	–	(2)	(2)
FAS 88 loss due to settlements	1	–	1	–	–	–
Recognized actuarial loss	6	16	22	–	1	1

Net period benefit cost	$26	$37	$63	$1	$5	$6

8.	Recent Accounting Standards

In March 2005, FASB issued FSP FIN46R-5 “Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities” (FSP FIN46R-5) to address whether a reporting enterprise has an implicit variable interest in a variable interest entity (VIE) or potential VIE when specific conditions exist. The identification of an implicit variable interest is a matter of judgment that depends on the relevant facts and circumstances. AIG’s adoption of FSP FIN46R-5 on April 1, 2005 did not have a material effect on AIG’s financial condition or results of operations.

     At the March 2004 meeting, the Emerging Issue Task Force (EITF) reached a consensus with respect to Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” On September 30, 2004, the FASB issued FASB Staff Position (FSP) EITF No. 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” delaying the effective date of this guidance until the FASB has resolved certain implementation issues with respect to this guidance, but the disclosures remain effective. This FSP, retitled FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, ” replaces the measurement and recognition guidance set forth in Issue No. 03-1 and codifies certain existing guidance on impairment. AIG’s adoption of FSP FAS 115-1 on January 1, 2006 did not have a material effect on AIG’s consolidated financial condition or results of operations.

     In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (FAS 123R). FAS 123R and its related interpretive guidance replaces FAS No. 123, “Accounting for Stock-Based Compensation” (FAS 123), supersedes Accounting Principles Board Opinion

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.	Recent Accounting Standards (continued)

No. 25, “Accounting for Stock Issued to Employees” (APB 25) and amends FAS 95 “Statement of Cash Flows”. FAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. On January 1, 2003, AIG adopted the recognition provisions of FAS 123. See also Note 10 herein. In April 2005, the SEC delayed the effective date for FAS 123R until the first fiscal year beginning after June 15, 2005. As a result, AIG adopted the provisions of the revised FAS 123R and its related interpretive guidance on January 1, 2006.

     For its service-based awards (e.g. 1999 Stock Option Plan, 2002 Stock Incentive Plan and 1996 Employee Stock Purchase Plan), AIG recognizes compensation on a straight-line basis over the scheduled vesting period. Unrecognized unvested compensation expense for stock option awards granted under APB 25 (i.e., before January 1, 2003) will be recognized from January 1, 2006 to the vesting date. However, for the SICO Plans and the AIG Deferred Compensation Profit Participant Plan, which contain both performance and service conditions, AIG recognizes compensation utilizing a graded vesting expense attribution method. The effect of this approach is to recognize compensation cost over the requisite service period for each separately vesting tranche of the award.

     AIG’s share-based plans generally provide for accelerated vesting at retirement or after the participant turns 65. For awards granted after January 1, 2006, compensation expense is recognized ratably from the date of grant through the shorter of age 65 or the vesting period. The effect of this change was not material to AIG’s consolidated financial position or results of operations. Awards granted prior to January 1, 2006 will continue to be recognized over the vesting period with accelerated expense recognition upon an actual retirement. SICO compensation expense for participants retiring after age 65 had been reflected in prior years’ results consistent with vested status under the SICO Plans.

     On June 1, 2005, FASB issued Statement No. 154, “Accounting Changes and Error Corrections” (FAS 154). FAS 154 replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” FAS 154 requires that a voluntary change in accounting principles be applied retrospectively with all prior period financial statements presented based on the new accounting principle, unless it is impracticable to do so. FAS 154 also provides that a correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors beginning January 1, 2006.

     At the June 2005 meeting, the EITF reached a consensus with respect to Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights”. The Issue addresses what rights held by the limited partner(s) preclude consolidation in circumstances in which the sole general partner would consolidate the limited partnership in accordance with generally accepted accounting principles absent the existence of the rights held by the limited partner(s). Based on that consensus, the EITF also agreed to amend the consensus in Issue No. 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholders Have Certain Approval or Veto Rights.” The guidance in this Issue is effective after June 29, 2005 for general partners of all new limited partnerships formed and for existing limited partnerships for which the partnership agreements are modified. For general partners in all other limited partnerships, the guidance in this Issue is effective beginning January 1, 2006. The effect of the adoption of this EITF Issue was not material to AIG’s consolidated financial condition or results of operations.

     On June 29, 2005, FASB issued Statement 133 Implementation Issue No. B38, “Embedded Derivatives: Evaluation of Net Settlement with Respect to the Settlement of a Debt Instrument through Exercise of an Embedded Put Option or Call Option.” This implementation guidance relates to the potential settlement of the debtor’s obligation to the creditor that would occur upon exercise of the put option or call option, which meets the net settlement criterion in FAS 133. The effective date of the implementation guidance is January 1, 2006. The adoption of this guidance did not have a material effect on AIG’s consolidated financial condition or results of operations.

     On June 29, 2005, FASB issued Statement 133 Implementation Issue No. B39, “Application of Paragraph 13(b) to Call Options That Are Exercisable Only by the Debtor.” The conditions in FAS 133 paragraph 13(b) do not apply to an embedded call option in a hybrid instrument containing a debt host contract if the right to accelerate the settlement of the debt can be exercised only by the debtor (issuer/borrower). This guidance does not apply to other embedded derivative features that may be present in the same hybrid instrument. The effective date of the implementation guidance is January 1, 2006. The adoption of this guidance did not have a material effect on AIG’s consolidated financial condition or results of operations.

     On September 19, 2005, FASB issued Statement of Position 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts.” SOP 05-1 provides guidance on accounting for deferred acquisition costs on internal

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.	Recent Accounting Standards (continued)

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

     On February 16, 2006, FASB issued FAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (FAS 155), an amendment of FAS 140 and FAS 133. FAS 155 allows AIG to include changes in fair value in earnings on an instrument-by-instrument basis for any hybrid financial instrument that contains an embedded derivative that would otherwise be required to be bifurcated and accounted for separately under FAS 133. The election to measure the hybrid instrument at fair value is irrevocable at the acquisition or issuance date.

     AIG has elected to early adopt FAS 155 as of January 1, 2006, and apply FAS 155 fair value measurement to certain structured note liabilities and structured investments in AIG’s available for sale portfolio that existed at December 31, 2005. The effect of this adoption resulted in an $11 million after-tax ($18 million pre-tax) decrease to opening retained earnings as of January 1, 2006, representing the difference between the fair value of these hybrid financial instruments and the prior carrying value as of December 31, 2005. The effect of adoption on after-tax gross gains and losses was $218 million ($336 million pre-tax) and $229 million ($354 million pre-tax), respectively.

     Effective with AIG’s early adoption of FAS 155, structured note liabilities of $6.1 billion and hybrid financial instruments of $512 million at March 31, 2006 are now carried at fair value. The effect on earnings in the first three months of 2006 for changes in the fair value of hybrid financial instruments was a pre-tax gain of $30 million and is reflected in income.

     On March 27, 2006, FASB issued FSP FTB 85-4-1, “Accounting for Life Settlement Contracts by Third-Party Investors” (FSP 85-4-1), an amendment of FTB 85-4, “Accounting for Purchases of Life Insurance”. Life settlements are designed to assist life insurance policyholders in monetizing the existing value of life insurance policies. FSP 85-4-1 allows AIG to measure life settlement contracts using either the investment method or fair value method. The election is made on an instrument-by-instrument basis and is irrevocable. AIG elected to early adopt FSP 85-4-1 as of January 1, 2006 using the investment method for pre-existing investments held at December 31, 2005. The effect of this adoption resulted in a $319 million after tax ($487 million pre-tax) increase to opening retained earnings for its share of the life settlement contracts held in certain non-consolidated trusts.

     On April 13, 2006, FASB issued FSP FIN 46(R)-6, “Determining the Variability to be Considered in Applying FASB Interpretation No. 46(R)” (FIN 46(R)-6 or FSP). The FSP affects the identification of which entities are variable interest entities through a “by design” approach in identifying and measuring the variable interests of the variable interest entity and its primary beneficiary. Under FIN 46(R), “Consolidation of Variable Interest Entities”, the requirements are to be applied to all such variable interest entities after September 30, 2006. The new requirements need not be applied to entities that have previously been analyzed under FIN 46(R) unless a reconsideration event occurs. The adoption of this guidance is not expected to have a material effect on AIG’s consolidated financial condition or results of operations.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.	Information Provided in Connection with Outstanding Debt

The following condensed consolidating financial statements are provided in compliance with Regulation S-X of the Securities and Exchange Commission.

(a) American General Corporation (AGC) is a holding company and a wholly owned subsidiary of AIG. AIG provides a full and unconditional guarantee of all outstanding debt of AGC.

American General Corporation:

Condensed Consolidating Balance Sheet

	American
	International
March 31, 2006	Group, Inc.	AGC	Other		Consolidated
(in millions) (unaudited)	Guarantor	Issuer	Subsidiaries	Eliminations	AIG

Assets:
Invested assets	$112	$–	$708,296	$(13,844)	$694,564
Cash	125	–	1,123	–	1,248
Carrying value of subsidiaries and partially owned companies, at equity	95,636	26,262	11,295	(132,026)	1,167
Other assets	3,755	2,618	178,292	(1,846)	182,819

Total assets	$99,628	$28,880	$899,006	$(147,716)	$879,798

Liabilities:
Insurance liabilities	$354	$–	$472,310	$(64)	$472,600
Debt	4,587	2,086	125,655	(13,547)	118,781
Other liabilities	6,297	3,915	191,799	(2,173)	199,838

Total liabilities	11,238	6,001	789,764	(15,784)	791,219

Preferred shareholders’ equity in subsidiary companies	–	–	189	–	189
Total shareholders’ equity	88,390	22,879	109,053	(131,932)	88,390

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$99,628	$28,880	$899,006	$(147,716)	$879,798

	American
	International
December 31, 2005	Group, Inc.	AGC	Other		Consolidated
(in millions) (unaudited)	Guarantor	Issuer	Subsidiaries	Eliminations	AIG

Assets:
Invested assets	$1,392	$–	$691,349	$(13,696)	$679,045
Cash	190	–	1,707	–	1,897
Carrying value of subsidiaries and partially owned companies, at equity	90,723	27,027	15,577	(132,169)	1,158
Other assets	2,768	2,577	166,933	(1,327)	170,951

Total assets	$95,073	$29,604	$875,566	$(147,192)	$853,051

Liabilities:
Insurance liabilities	$408	$–	$460,271	$(56)	$460,623
Debt	4,607	2,087	115,212	(12,057)	109,849
Other liabilities	3,741	4,110	191,279	(3,054)	196,076

Total liabilities	8,756	6,197	766,762	(15,167)	766,548

Preferred shareholders’ equity in subsidiary companies	–	–	186	–	186
Total shareholders’ equity	86,317	23,407	108,618	(132,025)	86,317

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$95,073	$29,604	$875,566	$(147,192)	$853,051

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.	Information Provided in Connection with Outstanding Debt (continued)

Condensed Consolidating Statement of Income

	American
	International
Three Months Ended March 31, 2006	Group, Inc.	AGC	Other		Consolidated
(in millions) (unaudited)	Guarantor	Issuer	Subsidiaries	Eliminations	AIG

Operating income (loss)	$(286)	$(38)	$5,117	$–	$4,793
Equity in undistributed net income of consolidated subsidiaries	3,260	359	–	(3,619)	–
Dividend income from consolidated subsidiaries	187	304	–	(491)	–
Income taxes (benefits)	*	(13)	1,448	–	1,435
Minority interest	–	–	(197)	–	(197)
Cumulative effect of an accounting change, net of tax	34	–	–	–	34

Net income (loss)	$3,195	$638	$3,472	$(4,110)	$3,195

*	Amounts significantly less than $1 million.

	American
	International
Three Months Ended March 31, 2005	Group, Inc.	AGC	Other		Consolidated
(in millions) (unaudited)	Guarantor	Issuer	Subsidiaries	Eliminations	AIG

Operating income (loss)	$(10)	$(36)	$5,695	$–	$5,649
Equity in undistributed net income of consolidated subsidiaries	3,646	701	–	(4,347)	–
Dividend income from consolidated subsidiaries	271	–	–	(271)	–
Income taxes (benefits)	108	(12)	1,610	–	1,706
Minority interest	–	–	(144)	–	(144)

Net income (loss)	$3,799	$677	$3,941	$(4,618)	$3,799

Condensed Consolidating Statements of Cash Flow

	American
	International
Three Months Ended March 31, 2006	Group, Inc.	AGC	Other	Consolidated
(in millions) (unaudited)	Guarantor	Issuer	Subsidiaries	AIG

Net cash provided by operating activities	$(1,139)	$45	$4,160	$3,066

Cash flows from investing:
Invested assets disposed	1,269	–	38,122	39,391
Invested assets acquired	–	–	(59,006)	(59,006)
Other	(2,283)	–	1,961	(322)

Net cash used in investing activities	(1,014)	–	(18,923)	(19,937)

Cash flows from financing activities:
Change in debts	2,262	(1)	6,668	8,929
Other	(174)	(44)	6,961	6,743

Net cash (used in) provided by financing activities	2,088	(45)	13,629	15,672

Effect of exchange rate changes on cash	–	–	550	550

Change in cash	(65)	–	(584)	(649)
Cash at beginning of period	190	–	1,707	1,897

Cash at end of period	$125	$–	$1,123	$1,248

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.	Information Provided in Connection with Outstanding Debt (continued)

	American
	International
Three Months Ended March 31, 2005	Group, Inc.	AGC	Other	Consolidated
(in millions) (unaudited)	Guarantor	Issuer	Subsidiaries	AIG

Net cash (used in) provided by operating activities	$373	$155	$(962)	$(434)

Cash flows from investing:
Invested assets disposed	265	–	48,207	48,472
Invested assets acquired	–	–	(68,402)	(68,402)
Other	(72)	(120)	4	(188)

Net cash (used in) provided by investing activities	193	(120)	(20,191)	(20,118)

Cash flows from financing activities:
Change in debts	(34)	1	9,231	9,198
Other	(429)	(36)	12,228	11,763

Net cash provided by (used in) financing activities	(463)	(35)	21,459	20,961

Effect of exchange rate changes on cash	30	–	(87)	(57)

Change in cash	133	–	219	352
Cash at beginning of period	17	–	1,992	2,009

Cash at end of period	$150	$–	$2,211	$2,361

(b) AIG Liquidity Corp. is a wholly owned subsidiary of AIG. AIG provides a full and unconditional guarantee of all obligations of AIG Liquidity Corp., which commenced operations in 2003.

AIG Liquidity Corp.:

Condensed Consolidating Balance Sheet

	American
	International	AIG
March 31, 2006	Group, Inc.	Liquidity		Other		Consolidated
(in millions) (unaudited)	Guarantor	Corp.		Subsidiaries	Eliminations	AIG

Assets:
Invested assets	$112	$	*	$708,296	$(13,844)	$694,564
Cash	125		*	1,123	–	1,248
Carrying value of subsidiaries and partially owned companies, at equity	95,636		–	37,557	(132,026)	1,167
Other assets	3,755		*	180,910	(1,846)	182,819

Total assets	$99,628	$	*	$927,886	$(147,716)	$879,798

Liabilities:
Insurance liabilities	$354		$–	$472,310	$(64)	$472,600
Debt	4,587		*	127,741	(13,547)	118,781
Other liabilities	6,297		*	195,714	(2,173)	199,838

Total liabilities	11,238		*	795,765	(15,784)	791,219

Preferred shareholders’ equity in subsidiary companies	–		–	189	–	189
Total shareholders’ equity	88,390		*	131,932	(131,932)	88,390

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$99,628	$	*	$927,886	$(147,716)	$879,798

*	Amounts significantly less than $1 million.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.	Information Provided in Connection with Outstanding Debt (continued)

	American
	International	AIG
December 31, 2005	Group, Inc.	Liquidity		Other		Consolidated
(in millions) (unaudited)	Guarantor	Corp.		Subsidiaries	Eliminations	AIG

Assets:
Invested assets	$1,392	$	*	$691,349	$(13,696)	$679,045
Cash	190		*	1,707	–	1,897
Carrying value of subsidiaries and partially owned companies, at equity	90,723		–	42,604	(132,169)	1,158
Other assets	2,768		*	169,510	(1,327)	170,951

Total assets	$95,073	$	*	$905,170	$(147,192)	$853,051

Liabilities:
Insurance liabilities	$408		$–	$460,271	$(56)	$460,623
Debt	4,607		*	117,299	(12,057)	109,849
Other liabilities	3,741		*	195,389	(3,054)	196,076

Total liabilities	8,756		*	772,959	(15,167)	766,548

Preferred shareholders’ equity in subsidiary companies	–		–	186	–	186
Total shareholders’ equity	86,317		*	132,025	(132,025)	86,317

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$95,073	$	*	$905,170	$(147,192)	$853,051

*	Amounts significantly less than $1 million.

Condensed Consolidating Statement of Income

	American
	International	AIG
Three Months Ended March 31, 2006	Group, Inc.	Liquidity	Other		Consolidated
(in millions) (unaudited)	Guarantor	Corp.	Subsidiaries	Eliminations	AIG

Operating income (loss)	$(286)	$ *	$5,079	$–	$4,793
Equity in undistributed net income of consolidated subsidiaries	3,260	–	359	(3,619)	–
Dividend income from consolidated subsidiaries	187	–	304	(491)	–
Income taxes	*	*	1,435	–	1,435
Minority interest	–	–	(197)	–	(197)
Cumulative effect of an accounting change, net of tax	34	–	–	–	34

Net income (loss)	$3,195	$ *	$4,110	$(4,110)	$3,195

*	Amounts significantly less than $1 million.

	American
	International	AIG
Three Months Ended March 31, 2005	Group, Inc.	Liquidity	Other		Consolidated
(in millions) (unaudited)	Guarantor	Corp.	Subsidiaries	Eliminations	AIG

Operating income (loss)	$(10)	$ *	$5,659	$–	$5,649
Equity in undistributed net income of consolidated subsidiaries	3,646	–	701	(4,347)	–
Dividend income from consolidated subsidiaries	271	–	–	(271)	–
Income taxes	108	*	1,598	–	1,706
Minority interest	–	–	(144)	–	(144)

Net income (loss)	$3,799	$ *	$4,618	$(4,618)	$3,799

*	Amounts significantly less than $1 million.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.	Information Provided in Connection with Outstanding Debt (continued)

Condensed Consolidating Statements of Cash Flow

	American
	International	AIG
Three Months Ended March 31, 2006	Group, Inc.	Liquidity	Other	Consolidated
(in millions) (unaudited)	Guarantor	Corp.	Subsidiaries	AIG

Net cash provided by operating activities	$(1,139)	$ *	$4,205	$3,066

Cash flows from investing:
Invested assets disposed	1,269	–	38,122	39,391
Invested assets acquired	–	–	(59,006)	(59,006)
Other	(2,283)	*	1,961	(322)

Net cash used in investing activities	(1,014)	*	(18,923)	(19,937)

Cash flows from financing activities:
Change in debts	2,262	–	6,667	8,929
Other	(174)	*	6,917	6,743

Net cash (used in) provided by financing activities	2,088	*	13,584	15,672

Effect of exchange rate changes on cash	–	–	550	550

Change in cash	(65)	*	(584)	(649)
Cash at beginning of period	190	–	1,707	1,897

Cash at end of period	$125	$ *	$1,123	$1,248

*	Amounts significantly less than $1 million.

	American
	International	AIG
Three Months Ended March 31, 2005	Group, Inc.	Liquidity	Other	Consolidated
(in millions) (unaudited)	Guarantor	Corp.	Subsidiaries	AIG

Net cash (used in) provided by operating activities	$373	$ *	$(807)	$(434)

Cash flows from investing:
Invested assets disposed	265	–	48,207	48,472
Invested assets acquired	–	–	(68,402)	(68,402)
Other	(72)	*	(116)	(188)

Net cash (used in) provided by investing activities	193	*	(20,311)	(20,118)

Cash flows from financing activities:
Change in debts	(34)	–	9,232	9,198
Other	(429)	*	12,192	11,763

Net cash (used in) provided by financing activities	(463)	*	21,424	20,961

Effect of exchange rate changes on cash	30	–	(87)	(57)

Change in cash	133	*	219	352
Cash at beginning of period	17	–	1,992	2,009

Cash at end of period	$150	$ *	$2,211	$2,361

*	Amounts significantly less than $1 million.

10.	Stock Compensation Plans

At March 31, 2006, AIG employees could receive compensation pursuant to six different stock-based compensation plan arrangements: (i) AIG 1999 Stock Option Plan, as amended (1999 Plan); (ii) AIG 1996 Employee Stock Purchase Plan, as amended (the 1996 Plan); (iii) AIG 2002 Stock Incentive Plan, as amended (2002 Plan) under which AIG has to date issued only restricted stock units (RSUs); (iv) SICO’s Deferred Compensation Profit Participation Plans (SICO Plans); (v) AIG’s 2005-2006 Deferred Compensation Profit Participation Plan (AIG DCPPP) and (vi) the AIG Partners Plan. The AIG DCPPP was adopted as a replacement for the SICO Plans for the 2005-2006 period, and the AIG Partners Plan will replace the AIG DCPPP for future years, although no awards have been made under this plan as of March 31, 2006. Stock-based compensation earned under the AIG DCPPP and the AIG Partners Plan will be issued as awards under the 2002 Plan. AIG currently settles share option exercises and other share awards to participants through the issuance of shares it has previously acquired and holds in its treasury account, except for share awards made by SICO, which are settled by SICO.

     At March 31, 2006, AIG’s non-employee directors received stock-based compensation in two forms, options granted pursuant to the 1999 Plan and grants of AIG common stock with delivery deferred until retirement from the Board, pursuant to the AIG Director Stock Plan, which was approved by the shareholders at the 2004 Annual Meeting of Shareholders.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

10.	Stock Compensation Plans (continued)

     Effective January 1, 2003, AIG adopted FAS 123 utilizing the prospective method to account for awards granted after January 1, 2003. Prior to adoption of FAS 123, AIG followed the provisions of Accounting Principles Board Opinion No. 25. See Note 8 herein. Under the recognition provisions of FAS 123, costs with respect to stock compensation were measured using the fair value of the shares subscribed or granted at the date of grant recognized ratably over the vesting period. Such fair value was derived through an option pricing model or the fair value of AIG’s common stock, as applicable.

     Effective January 1, 2006, AIG adopted FAS 123R utilizing the modified prospective application method which provides that previously issued financial statements need not be restated. Awards granted or modified after January 1, 2006 and outstanding awards not yet vested as of January 1, 2006 will be accounted for under FAS 123R.

     FAS 123R requires AIG to estimate forfeitures in calculating the expense relating to stock-based compensation, rather than recognizing these forfeitures and corresponding reductions in expense as they occur. The pre-tax cumulative effect of adoption, recognized as a reduction in stock-based compensation expense of $46 million ($34 million after-tax), was recorded as the cumulative effect of an accounting change, net of tax in the consolidated statement of income during the first three months of 2006.

The effect of the adoption of FAS 123R on the consolidated statements of income and cash flows was as follows:

			Including Effect of
Three Months Ended March 31, 2006	Pre-adoption of	Effect of Adoption of	Adoption of
(in millions, except per share data)	FAS 123R	FAS 123R	FAS 123R

Income before income taxes, minority interest and cumulative effect of an accounting change	$4,801	$(8)	$4,793

Provision for income taxes	$1,438	$(3)	$1,435

Income before minority interest and cumulative effect of an accounting change	$3,363	$(5)	3,358

Cumulative effect of an accounting change, net of tax	$–	$34	$34

Net income	$3,166	$29	$3,195

Net cash provided by operating activities	$3,068	$(2)	$3,066

Net cash provided by financing activities	$15,670	$2	$15,672

Basic earnings per share	$1.22	$–	$1.22

Diluted earnings per share	$1.22	$–	$1.22

     The following table presents share-based compensation expenses, including the cumulative effect of adoption of FAS 123R, included in AIG’s consolidated statement of income:

Three Months Ended March 31, 2006
(in millions)

Share-based compensation expense before tax	$154
Income tax benefit	$12
After-tax compensation expense	$142

     Included in share-based compensation expense of $154 million was approximately $54 million related to the Starr tender offer and various adjustments totalling $61 million, primarily relating to stock-split adjustments and other miscellaneous items for the SICO plans, offset by a $46 million pre-tax adjustment for the cumulative effect of the adoption of FAS 123R. See Note 4 herein for a discussion of the Starr tender offer and Note 8 herein for discussion of prospective change to the accounting for retiree eligibility provisions and forfeiture treatment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

10.	Stock Compensation Plans (continued)

     If AIG had adopted the FAS 123 provisions for recognizing compensation expense commencing at the date of grant of the awards, the effect would not have been material to net income or basic or diluted earnings per share for the three months ended March 31, 2005.

1999 Stock Option Plan

The 1999 Plan provides that options to purchase a maximum of 45,000,000 shares of common stock can be granted to certain key employees and members of the Board of Directors at prices not less than fair market value at the date of grant.

     The 1999 Plan was approved by the shareholders at the 2000 Annual Meeting of Shareholders, with certain amendments approved at the 2003 Annual Meeting of Shareholders. The 1999 Plan superseded the 1991 employee stock option plan (the 1991 Plan), although outstanding options granted under the 1991 Plan continue in force until exercise or expiration. The maximum number of shares that may be granted to any employee in any one year under the 1999 Plan is 900,000. Options granted under the 1999 Plan generally vest over four years (25 percent vesting per year) and expire 10 years from the date of grant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

10.	Stock Compensation Plans (continued)

     At March 31, 2006, there were 20,431,101 shares reserved for future grants under the 1999 Plan and 28,935,898 shares reserved for issuance under the 1999 and 1991 Plans.

     In 2004, AIG developed a binomial lattice model to calculate the fair value of stock option grants. In prior years, a Black-Scholes model was used. A more detailed description of the valuation methodology is provided below.

The following weighted average assumptions were used for stock options granted in the first three months of 2006:

Expected annual dividend yield(1)	0.71%
Expected volatility(2)	27.3%
Risk-free interest rate(3)	4.17%
Expected term(4)	7 years

(1)	The dividend yield is based on the dividend yield over the twelve month period prior to the grant date.
(2)	Expected volatility is the average of historical volatility (based on seven years of daily stock price changes) and the implied volatility of actively traded options on AIG shares.
(3)	The interest rate curves used in the valuation model were the US Treasury STRIP rates with terms from 3 months to 10 years.
(4)	The contractual term of the option is generally 10 years with an expected term of 7 years calculated based on an analysis of historical employee exercise behavior and employee turnover (post-vesting terminations). The early exercise rate is a function of time elapsed since the grant. Fifteen years of historical data was used to estimate the early exercise rate.

Additional information with respect to AIG’s stock option plans at March 31, 2006, and changes for the three months then ended, were as follows:

		Weighted Average
Options:	Shares	Exercise Price

Outstanding at beginning of year	52,545,425	$54.84
Granted	41,000	$68.65
Exercised	(538,784)	$40.80
Forfeited or expired	(374,181)	$69.57
Outstanding at end of period	51,673,460	$54.89
Options exercisable at end of period	40,389,118	$52.59
Weighted average fair value per share of options granted		$22.38

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.	Stock Compensation Plans (continued)

Information about stock options outstanding at March 31, 2006, is summarized as follows:

Options Outstanding					Options Exercisable

		Weighted				Weighted
		Average	Weighted			Average	Weighted
		Remaining	Average	Aggregate Intrinsic	Number	Remaining	Average	Aggregate
Range of	Number	Contractual	Exercise	Values	Exercisable	Contractual	Exercise	Intrinsic Values
Exercise Prices	Outstanding	Life	Price	(in millions)	(vested)	Life	Price	(in millions)

$11.28-$27.14	6,755,947	1.06	$21.32	$302	6,755,947	1.06	$21.32	$302
$30.44-$41.51	5,402,644	2.29	$36.87	158	5,402,644	2.29	$36.87	158
$43.31-$53.40	7,056,736	4.61	$48.56	124	6,234,130	4.31	$48.77	108
$54.11-$59.99	8,440,050	4.86	$57.84	70	6,324,940	3.32	$57.34	55
$60.13-$63.95	9,241,271	6.67	$62.33	35	6,099,845	6.27	$61.92	26
$64.01-$69.63	8,302,783	7.56	$65.45	6	3,837,847	5.61	$65.66	2
$70.35-$98.00	6,474,029	5.16	$83.88	–	5,733,765	5.07	$84.48	–

Total	51,673,460	4.86	$54.89	$695	40,389,118	3.87	$52.59	$651

     Vested or expected-to-vest options as of March 31, 2006 were 46,168,298 shares, of which 40,389,118 were vested, with a weighted average exercise price of $53.70, a weighted average contractual life of 4.32 years and an aggregate intrinsic value of $678 million, of which $651 million is attributable to the vested options.

     As of March 31, 2006, total unrecognized compensation cost (net of expected forfeitures) totalled $204 million and $4 million related to nonvested share-based compensation awards granted under the 1999 Plan and the 1996 Plan, respectively, with a blended weighted-average period of 1.40 years and 0.5 years, respectively. The costs of awards outstanding under these plans at March 31, 2006 is expected to be recognized over approximately three years and one year for the 1999 Plan and the 1996 Plan, respectively.

     The intrinsic value of options exercised during the three months ending March 31, 2006 was approximately $15 million. The fair value of options vesting during the period was approximately $26 million. AIG received $27 million and $19 million in cash from the exercise of stock options during the three months ended March 31, 2006 and 2005, respectively. AIG did not cash-settle any share-based payment awards during the three months ended March 31, 2006 and 2005. The tax benefits realized as a result of stock option exercises were $4 million and $6 million for the first three months of 2006 and 2005, respectively.

2002 Stock Incentive Plan

AIG’s 2002 Plan was adopted at the 2002 shareholders meeting and amended and restated by the AIG Board of Directors on September 18, 2002 (the 2002 Plan). The 2002 Plan provides that equity-based or equity-related awards with respect to shares of common stock can be issued to employees in any year up to a maximum of that number of shares equal to (a) 1,000,000 shares plus (b) the number of shares available but not issued in the prior calendar year. The maximum award that a grantee may receive under the 2002 Plan per year is rights with respect to 250,000 shares. For the three months ended March 31, 2006 and 2005, respectively, 66,715 and 13,940 RSUs were granted by AIG. There were 14,665,260 shares reserved for issuance in connection with future awards as of March 31, 2006. Substantially all RSUs granted to date under the 2002 Plan vest on the fourth anniversary of the date of grant.

Director Stock Awards

The methodology used for valuing employee stock options is also used to value director stock options. Director stock options vest one year after the grant date, but are otherwise the same as employee stock options. Options with respect to 5,000 shares and no shares were granted during the first three months of 2006 and 2005, respectively.

     AIG also granted 3,750 shares and 1,250 shares, with delivery deferred, to directors during the first three months of 2006 and 2005, respectively, under the Director Stock Plan. At March 31, 2006, there were 81,250 shares reserved for future grants under the Director Stock Plan.

Employee Stock Purchase Plan

AIG’s 1996 Plan provides that eligible employees (those employed at least one year) may receive privileges to purchase

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.	Stock Compensation Plans (continued)

up to an aggregate of 10,000,000 shares of AIG common stock, at a price equal to 85 percent of the fair market value on the date of the grant of the purchase privilege. Purchase privileges are granted quarterly and are limited to the number of whole shares that can be purchased on an annual basis by an amount equal to the lesser of 10 percent of an employee’s annual salary or $10,000.

SICO Plans

The SICO Plans provide that shares of AIG common stock currently held by SICO are set aside for the benefit of the participant and distributed upon retirement. The SICO Board of Directors currently may permit an early payout of units under certain circumstances. Prior to payout, the participant is not entitled to vote, dispose of or receive dividends with respect to such shares, and shares are subject to forfeiture under certain conditions, including but not limited to the participant’s termination of employment with AIG prior to normal retirement age.

     Historically, SICO’s Board of Directors could elect to pay a participant cash in lieu of shares of AIG common stock. On December 9, 2005, SICO notified participants that essentially all subsequent distributions would be made only in shares, and not cash. As of that date, AIG modified its accounting for the SICO Plans from variable to fixed measurement accounting. Variable measurement accounting will still be used for those few awards for which cash elections had been made prior to March 2005. The SICO Plans are also described in Note 4 herein.

     Although none of the costs of the various benefits provided under the SICO Plans has been paid by AIG, AIG has recorded a charge to reported earnings for the deferred compensation amounts paid to AIG employees by SICO, with an offsetting amount credited to additional paid-in capital reflecting amounts deemed contributed by SICO.

     As of December 9, 2005, there were 12,650,292 non-vested AIG shares under the SICO Plans with a weighted-average fair value per share of $61.92. As of March 31, 2006, there were 12,307,967 non-vested AIG shares under the SICO Plans with a weighted-average fair value per share of $61.92.

     A significant portion of the awards under the SICO Plans vest upon retirement if the participant reaches age 65. The portion of the awards for which early payout is available vest on the applicable payout date.

AIG DCPPP

Effective September 21, 2005, AIG adopted the AIG DCPPP, which provides equity-based compensation to key AIG employees, including senior executive officers. The AIG DCPPP was modeled on the SICO Plans.

     The AIG DCPPP will contingently allocate a fixed number of shares to each participant if AIG’s cumulative adjusted earnings per share for 2005 and 2006 exceed that for 2003 and 2004. The performance period is September 21, 2005 to December 31, 2006. At the end of the performance period, common shares are contingently allocated. The service period and related vesting consists of three pre-retirement tranches and a final retirement tranche at age 65.

     At March 31, 2006, there were units representing 4,898,880 shares granted to participants.

AIG Partners Plan

The AIG Partners Plan was approved on March 16, 2006 by AIG’s Compensation Committee. No awards have been made under the Plan as of March 31, 2006.

VALUATION

     The fair value of each award granted under the 2002 Plan, the SICO Plans, the AIG DCPPP, and the AIG Partners Plan is based on the closing price of AIG stock on the date of grant.

A summary of shares relating to outstanding awards not yet vested under the foregoing plans as of March 31, 2006, and changes during the three months ended March 31, 2006 is presented below:

	Number of Shares			Weighted Average Grant-Date Fair Value

		SICO	AIG		SICO	AIG
	2002 Plan	Plan	DCPPP	2002 Plan	Plan	DCPPP

Not yet vested at January 1, 2006	4,322,265	12,650,292	4,898,880	$63.63	$61.92	$52.55
Granted	66,715	–	–	$69.13	–	–
Vested	(3,620)	(132,511)	–	$65.13	$61.92	–
Forfeited	(56,340)	(209,814)	(165,450)	$60.66	$61.92	$59.40

Not yet vested at March 31, 2006	4,329,020	12,307,967	4,733,430	$63.75	$61.92	$52.31

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.	Stock Compensation Plans (continued)

     At March 31, 2006, the total unrecognized compensation cost (net of expected forfeitures) related to nonvested share-based compensation awards granted under the 2002 Plan, the SICO Plans, and the AIG DCPPP and the blended weighted-average period over which that cost is expected to be recognized is as follows:

	Unrecognized	Blended
	Compensation	Weighted-
	Cost	Average
	(in millions)	Period

2002 Plan	$196	1.83 years
SICO Plans	$357	6.08 years
AIG DCPPP	$248	11.62 years

     The total cost for awards outstanding as of March 31, 2006 under the 2002 Plan, the SICO Plans and the AIG DCPPP is expected to be recognized over approximately four years, 12 years and 23 years, respectively.

     The AIG Board of Directors has construed the AIG stock option plans to allow, at the request of an optionee, the deferral of delivery of AIG shares otherwise deliverable upon the exercise of an option to a date or dates specified by the optionee. During 2005, options with respect to 1,731,471 shares were exercised with delivery deferred. At December 31, 2005, optionees had made valid elections to defer delivery of 2,067,643 shares of AIG common stock upon exercise of options expiring during 2006. In addition, nonemployee directors of AIG had made valid elections to defer delivery of 21,093 shares of AIG common stock upon exercise of options expiring during 2006.

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

Cautionary Statement Regarding Projections and Other Information About Future Events

This Quarterly Report and other publicly available documents may include, and AIG’s officers and representatives may from time to time make, projections concerning financial information and statements concerning future economic performance and events, plans and objectives relating to management, operations, products and services, and assumptions underlying these projections and statements. These projections and statements are not historical facts but instead represent only AIG’s belief regarding future events, many of which, by their nature, are inherently uncertain and outside AIG’s control. These projections and statements may address, among other things, the status and potential future outcome of the current regulatory and civil proceedings against AIG and their potential effect on AIG’s businesses, financial position, results of operations, cash flows and liquidity, the effect of the credit rating downgrades on AIG’s businesses and competitive position, the unwinding and resolving of various relationships between AIG and Starr and SICO, and AIG’s strategy for growth, product development, market position, financial results and reserves. It is possible that AIG’s actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these projections and statements. Factors that could cause AIG’s actual results to differ, possibly materially, from those in the specific projections and statements are discussed throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in “Risk Factors” in Item 1A. of Part I of AIG’s 2005 Annual Report on Form 10-K and Item 1A. of Part II of this Quarterly Report. AIG is not under any obligation (and expressly disclaims any such obligations) to update or alter any projections or other statement, whether written or oral, that may be made from time to time, whether as a result of new information, future events or otherwise.

American International Group, Inc. and Subsidiaries

Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, AIG presents its operations in the way it believes will be most meaningful. Statutory loss ratios and combined ratios are presented in accordance with accounting principles prescribed by insurance regulatory authorities because these are standard measures of performance filed with insurance regulatory authorities and used for analysis in the insurance industry and thus allow more meaningful comparisons with AIG’s insurance competitors. AIG has also incorporated into this discussion a number of cross-references to additional information included throughout this Form 10-Q and its 2005 Annual Report on Form 10-K to assist readers seeking related information on a particular subject.

Overview of Operations and Business Results

AIG identifies its reportable segments by product line, consistent with its management structure. AIG’s major product and service groupings are General Insurance, Life Insurance & Retirement Services, Financial Services and Asset Management. AIG’s operations in 2006 are conducted by its subsidiaries principally through these segments. Through these segments, AIG provides insurance and investment products and services to both businesses and individuals in more than 130 countries and jurisdictions. This geographic, product and service diversification is one of AIG’s major strengths and sets it apart from its competitors.

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

     AIG’s operating performance reflects implementation of various long-term strategies and defined goals in its various operating segments. A primary goal of AIG in managing its General Insurance operations is to achieve an underwriting profit. To achieve this goal, AIG must be disciplined in its risk selection and premiums must be adequate and terms and conditions appropriate to cover the risk accepted. AIG also believes in strict control of expenses.

     A central focus of AIG operations in recent years is the development and expansion of new distribution channels. In 2005 and the first three months of 2006, AIG expanded its distribution channels, which now include banks, credit card companies and television-media home shopping in many Asian countries. Examples of new distribution channels used both domestically and overseas include banks, affinity groups, direct response and e-commerce.

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

     Growth for AIG may be generated both internally and through acquisitions which both fulfill strategic goals and offer adequate return on capital. Recently AIG announced its acquisition of Travel Guard International, one of the nation’s leading providers of travel insurance programs and emergency travel assistance, and its plans to acquire Central Insurance Co., Ltd., a leading general insurance company in Taiwan.

The following table summarizes AIG’s revenues, income before income taxes, minority interest and cumulative effect of an accounting change and net income for the three months ended March 31, 2006 and 2005:

(in millions)	2006	2005

Total revenues	$27,259	$27,202

Income before income taxes, minority interest and cumulative effect of an accounting change	4,793	5,649

Net income	$3,195	$3,799

Consolidated Results

The small increase in revenues in the first three months of 2006 was primarily attributable to the growth in net premiums earned from global General Insurance operations as well as growth in both General Insurance and Life Insurance & Retirement Services net investment income and Life Insurance & Retirement Services GAAP premiums, offset, in part, by decreases in revenue in the Financial Services and Asset Management segments.

     AIG’s income before income taxes, minority interest and cumulative effect of an accounting change decreased 15 percent in the first three months of 2006 when compared to the same period of 2005. Increases in General Insurance and Life Insurance & Retirement Services operating income were offset by an operating loss in Financial Services driven by the effects of hedging activities that do not qualify for hedge accounting treatment under FAS 133 and a decrease in Asset

American International Group, Inc. and Subsidiaries

Management operating income. Results for the first three months of 2006 were negatively affected by the compensation expense relating to the Starr tender offer ($54 million before tax and after tax) and an additional allowance for losses in AIG Credit Card Company (Taiwan) ($88 million before tax and $57 million after tax). Results were also negatively affected by certain adjustments, primarily relating to deferred advertising costs in General Insurance under SOP 93-7 ($59 million before tax and $38 million after tax) and various adjustments relating to the SICO Plans ($61 million before tax and after tax).

The following table summarizes the operations of each principal segment for the three months ended March 31, 2006 and 2005. (See also Note 2 of Notes to Consolidated Financial Statements).

(in millions)	2006	2005

Revenues(a):
General Insurance(b)	$11,656	$11,219
Life Insurance & Retirement Services(c)	12,639	11,775
Financial Services(d)	1,615	2,436
Asset Management(e)	1,239	1,377
Other	110	395

Consolidated	$27,259	$27,202

Operating Income (loss)(a)(f):
General Insurance	$2,331	$1,642
Life Insurance & Retirement Services(g)	2,555	2,181
Financial Services(g)	(159)	1,045
Asset Management	461	590
Other(h)	(395)	191

Consolidated	$4,793	$5,649

(a)	Includes the effect of hedging activities that do not qualify for hedge accounting treatment under FAS 133, including the related foreign exchange gains and losses. For the first three months of 2006 and 2005, the effect was $0 and $15 million, respectively, in operating income for Aircraft Finance and $(678) million and $468 million in revenues and operating income, respectively, for Capital Markets. These amounts result primarily from interest rate and foreign currency derivatives hedging available for sale securities and borrowings.
(b)	Represents the sum of General Insurance net premiums earned, net investment income and realized capital gains (losses).

(c)	Represents the sum of Life Insurance & Retirement Services GAAP premiums, net investment income and realized capital gains (losses).

(d)	Represents interest, lease and finance charges.

(e)	Represents management and advisory fees and net investment income with respect to GICs.
(f)	Represents income before income taxes, minority interest and cumulative effect of an accounting change.

(g)	Results of operations of AIG Credit Card Company (Taiwan) are shared equally by the Life Insurance & Retirement Services segment and the Financial Services segment. In 2006, additional allowances of $44 million were recorded by each segment for losses in these credit card operations.

(h)	Represents unallocated corporate expenses, relating primarily to interest expense and certain compensation related expenses, and other realized capital gains (losses) of $(57) million and $155 million in the first three months of 2006 and 2005, respectively.

General Insurance

AIG’s General Insurance operations provide property and casualty products and services throughout the world. The increase in General Insurance operating income in the first three months of 2006 compared to the same period of 2005 was primarily attributable to improvement in underwriting results with respect to the Domestic Brokerage Group (DBG). General Insurance operating income included adverse development in the first three months of 2006 and 2005 from catastrophes in prior years.

Life Insurance & Retirement Services

AIG’s Life Insurance & Retirement Services operations provide insurance, financial and investment products throughout the world. Foreign operations provided approximately 65 percent and 55 percent of AIG’s Life Insurance & Retirement Services operating income for the first three months of 2006 and 2005, respectively.

     Life Insurance & Retirement Services operating income increased by 17 percent in the first three months of 2006 when compared to the same period of 2005 driven by a 39 percent increase in Foreign Life Insurance & Retirement Services operating income, offset, in part, by an approximately 10 percent decrease in the Domestic Life Insurance & Retirement Services operating income, primarily due to lower partnership income. Realized capital gains included in revenues and operating income were $158 million in the first three months of 2006 compared to realized capital losses of $82 million in the same period of 2005. The increase in realized capital gains in the first three months of 2006 compared to the same period of 2005 was due to the effect of hedging activities that do not qualify for hedge accounting under FAS 133 and the foreign exchange gains and losses related to the application of FAS 52, offset by other-than-temporary declines in the value of investments.

Financial Services

AIG’s Financial Services subsidiaries engage in diversified activities including aircraft and equipment leasing, capital market transactions, consumer finance and insurance premium financing.

     Financial Services operating income decreased in the first three months of 2006 compared to the same period of 2005, primarily due to the fluctuation in earnings resulting from the accounting effect of FAS 133. Fluctuations in revenues and operating income from quarter to quarter are not unusual because of the transaction-oriented nature of Capital Markets operations and the effect of not qualifying for hedge accounting treatment under FAS 133 for hedges on securities available for sale and borrowings. Consumer Finance revenues increased but operating income decreased, primarily as a result of increasing the allowance for losses in connection with the industry-wide credit deterioration in the Taiwan credit card market.

American International Group, Inc. and Subsidiaries

Asset Management

AIG’s Asset Management operations include institutional and retail asset management and broker dealer services and spread-based investment business from the sale of GICs. These products and services are offered to individuals and institutions, both domestically and overseas.

     Asset Management operating income decreased 22 percent in the first three months of 2006 when compared to the same period of 2005 as a result of continued run off in AIG’s GIC portfolio combined with spread compression. In addition, there was a decline in realized gains on sales of real estate investments and performance fees earned on various private equity investments.

Capital Resources

At March 31, 2006, AIG had total consolidated shareholders’ equity of $88.39 billion and total consolidated borrowings of $118.8 billion. At that date, $104.1 billion of such borrowings were either not guaranteed by AIG or were AIGFP’s matched borrowings under obligations of guaranteed investment agreements (GIAs), liabilities connected to trust preferred stock, or matched notes and bonds payable.

     During the period from January 1, 2006 through March 31, 2006, AIG did not purchase any shares of its common stock under its existing common stock repurchase authorization.

Liquidity

At March 31, 2006, AIG’s consolidated invested assets included $18.59 billion in cash and short-term investments. Consolidated net cash provided from operating activities in the first three months of 2006 amounted to $3.07 billion. AIG believes that its liquid assets, cash provided by operations and access to short term funding through commercial paper and bank credit facilities will enable it to meet any anticipated cash requirements.

Outlook

Despite industry price erosion in some classes of general insurance, AIG expects to continue to identify profitable opportunities and build attractive new General Insurance businesses as a result of AIG’s broad product line and extensive distribution networks. In December 2005, American International Underwriters Overseas, Ltd. (AIUO) received a license from the government of Vietnam to operate a wholly owned general insurance company in Vietnam. This license, the first general insurance license granted by Vietnam to a U.S.-based insurance organization, permits AIG to operate a general insurance company throughout Vietnam.

     In China, AIG has wholly-owned life insurance operations in eight cities. These operations should benefit from China’s rapid rate of economic growth and growing middle class, a segment that is a prime market for life insurance. Chinese insurance regulators have indicated satisfaction with the implementation of corrective measures to stop AIG’s Hong Kong based agents from selling life insurance to mainland Chinese. In April 2006, applications for provincial expansion of AIG’s life insurance operations in Guangdong and Jiangsu and of general insurance operations in Guangdong were approved, and AIG resubmitted its application to serve the group insurance market, a business where AIG expects future growth.

     In Japan, AIG Star Life Insurance Co., Ltd. (AIG Star Life) and AIG Edison Life Insurance Company (AIG Edison Life) continue to grow new business by expanding distribution and new product offerings. AIG has developed a leadership position in the distribution of annuities through banks in both Japan and Korea. Also, American Life Insurance Company (ALICO) has launched new life products to the Japan bank market after further deregulation of banks in December 2005. AIG is a leader in direct marketing through sponsors and in the broad market in Japan and Korea. AIG also is investing in expanding distribution channels with emphasis in India, Korea and Vietnam.

     Domestically, AIG anticipates its life insurance and retirement services businesses to continue growing in 2006 through distribution channel expansion and new and enhanced products. The home service operation, which is expected to be a slow growth business, has not met business objectives, although its cash flow has been strong. Domestic group life/health results continue to be weak reflecting the ongoing restructuring activities including the consideration of exiting certain product lines. AIG Retirement Services individual fixed annuities business will continue to be challenged due to the interest rate environment and increased competition from bank products.

     In the airline industry, changes in market conditions are not immediately apparent in operating results. Lease rates have firmed as a result of strong demand spurred by the recovering global commercial aviation market, especially in Asia. Sales have begun to increase, and AIG expects an increasing level of interest from a variety of purchasers. However, higher interest rates are expected to continue to compress lease margins. AIG’s Consumer Finance operations overseas have been negatively affected in 2006 by industry-wide credit deterioration in the Taiwan credit card market.

     GICs, which are sold domestically and abroad to both institutions and individuals, are written on an opportunistic basis when market conditions are favorable. In September 2005, AIG launched a $10 billion medium term note program in the Euromarkets under which AIG debt securities are issued primarily for a matched investment program. In April 2006, AIG issued its first debt securities under the matched investment program, selling Euro 500 million principal amount of notes. AIG also expects to launch a matched investment program in the domestic market which, along with

American International Group, Inc. and Subsidiaries

the Euro program, will become AIG’s principal spread-based investment activity. However, the timing of the launch of the domestic program remains uncertain. Because AIG’s credit spreads in the capital markets have widened following the ratings declines described in Item 1A. Risk Factors, there may be a reduction in the earnings on new business in AIG’s spread based funding businesses.

     AIG has many promising growth initiatives underway around the world. Cooperative agreements such as those with PICC Property and Casualty Company Limited and various banks in the U.S., Japan and Korea are expected to expand distribution networks for AIG’s products and provide models for future growth.

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

Reserves for Losses and Loss Expenses (General Insurance):

•	Loss trend factors: used to establish expected loss ratios for subsequent accident years based on premium rate adequacy and the projected loss ratio with respect to prior accident years.
•	Expected loss ratios for the latest accident year: for example, accident year 2005 for the year end 2005 loss reserve analysis. For low frequency, high severity classes such as excess casualty and directors and officers liability (D&O), expected loss ratios generally are utilized for at least the three most recent accident years.
•	Loss development factors: used to project the reported losses for each accident year to an ultimate amount.

Future Policy Benefits for Life and Accident and Health Contracts (Life Insurance & Retirement Services):

•	Interest rates: which vary by geographical region, year of issuance and products.
•	Mortality, morbidity and surrender rates: based upon actual experience by geographical region modified to allow for variation in policy form.

Estimated Gross Profits (Life Insurance & Retirement Services):

•	Estimated gross profits to be realized over the estimated duration of the contracts (investment-oriented products) affect the carrying value of deferred policy acquisition costs under FAS 97. Estimated gross profits include investment income and gains and losses on investments less required interest, actual mortality and other expenses.

Deferred Policy Acquisition Costs (Life Insurance & Retirement Services):

•	Recoverability based on current and future expected profitability, which is affected by interest rates, foreign exchange rates, mortality experience, and policy persistency.

Deferred Policy Acquisition Costs (General Insurance):

•	Recoverability and eligibility based upon the current terms and profitability of the underlying insurance contracts.

Fair Value Determinations of Certain Assets and Liabilities (Financial Services – Capital Markets):

•	Valuation models: utilizing factors, such as market liquidity and current interest, foreign exchange and volatility rates.
•	AIG attempts to secure reliable and independent current market price data, such as published exchange rates from external subscription services such as Bloomberg or Reuters or third-party broker quotes for use in its model. When such prices are not available, AIG uses an internal methodology, which includes interpolation and extrapolation from verifiable prices from trades occurring on dates nearest to the dates of the transactions.

Other-Than-Temporary Declines in the Value of Investments:

A security is considered a candidate for other-than-temporary impairment based upon the following criteria:

•	Trading at a significant (25 percent or more) discount to par or amortized cost (if lower) for an extended period of time (nine months or longer).
•	The occurrence of a discrete credit event resulting in the debtor defaulting or seeking bankruptcy or insolvency protection or voluntary reorganization.
•	The probability of non-realization of a full recovery on its investment, irrespective of the occurrence of one of the foregoing events.

     At each balance sheet date, AIG evaluates its securities holdings in an unrealized loss position. Where AIG does not intend to hold such securities until they have fully recovered their carrying value, based on the circumstances present at the date of evaluation, AIG records the unrealized loss in income. If events or circumstances change, such as unexpected changes in creditworthiness of the obligor, general interest rate environment, tax circumstances, liquidity events,

American International Group, Inc. and Subsidiaries

and statutory capital management considerations among others, AIG revisits its intent to determine if a loss should be recorded in income. Further, if a loss is recognized from a sale subsequent to a balance sheet date pursuant to these changes in circumstances, the loss is recognized in the period in which the intent to hold the securities to recovery no longer exists.

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

     Domestic General Insurance operations are comprised of DBG, which includes the operations of The Hartford Steam Boiler Inspection and Insurance Company (HSB); Transatlantic Holdings, Inc. (Transatlantic); Personal Lines, including 21st Century Insurance Group (21st Century); and United Guaranty Corporation (UGC).

     AIG’s primary domestic division is DBG. DBG’s business in the United States and Canada is conducted through its General Insurance subsidiaries including American Home Assurance Company (American Home), National Union Fire Insurance Company of Pittsburgh, Pa. (National Union), Lexington Insurance Company (Lexington) and certain other General Insurance company subsidiaries of AIG.

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

     Certain of the products of the DBG companies include funding components or have been structured in a manner such that little or no insurance risk is actually transferred. Funds received in connection with these products are recorded as deposits and included in other liabilities, rather than premiums and incurred losses.

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

     The main business of the UGC subsidiaries is the issuance of residential mortgage guaranty insurance on conventional first lien mortgages for the purchase or refinance of one to four family residences. UGC subsidiaries also write second lien and private student loan guaranty insurance.

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

     As previously noted, AIG believes it should present and discuss its financial information in a manner most meaningful to its investors. Accordingly, in its General Insurance business, AIG uses certain regulatory measures, where AIG has determined these measurements to be useful and meaningful.

     A critical discipline of a successful general insurance business is the objective to produce profit from underwriting activities exclusive of investment-related income. When underwriting is not profitable, premiums are inadequate to pay for insured losses and underwriting related expenses. In these situations, the addition of general insurance related investment income and realized capital gains may, however, enable a general insurance business to produce operating income. For these reasons, AIG views underwriting results to be criti-

American International Group, Inc. and Subsidiaries

cal in the overall evaluation of performance. (See also the discussion under “Liquidity” herein.)

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

General Insurance operating income is comprised of statutory underwriting results, changes in DAC, net investment income and realized capital gains and losses. Operating income, as well as net premiums written, net premiums earned, net investment income and realized capital gains (losses) and statutory ratios for the three months ended March 31, 2006 and 2005 were as follows:

(in millions, except ratios)	2006	2005

Net premiums written:
Domestic General
DBG	$5,900	$5,720
Transatlantic	914	885
Personal Lines	1,198	1,186
Mortgage Guaranty	197	165
Foreign General	3,046	2,834

Total	$11,255	$10,790

Net premiums earned:
Domestic General
DBG	$5,763	$5,573
Transatlantic	908	888
Personal Lines	1,159	1,120
Mortgage Guaranty	166	140
Foreign General(a)	2,474	2,419

Total	$10,470	$10,140

Net investment income:
Domestic General
DBG	$745	$659
Transatlantic	102	85
Personal Lines	57	52
Mortgage Guaranty	32	28
Intercompany adjustments and eliminations – net	–	1
Foreign General	182	190

Total	$1,118	$1,015

Realized capital gains (losses)	68	64

Operating Income(b):
Domestic General
DBG	$1,357	$713
Transatlantic	141	114
Personal Lines	101	109
Mortgage Guaranty	109	104
Foreign General	621	596
Reclassifications and Eliminations	2	6

Total	$2,331	$1,642

Domestic General:
Loss Ratio	70.94	77.23
Expense Ratio	20.18	19.76

Combined Ratio	91.12	96.99

Foreign General:
Loss Ratio	52.74	54.43
Expense Ratio(c)(d)	28.85	27.25

Combined ratio(a)	81.59	81.68

American International Group, Inc. and Subsidiaries

(in millions, except ratios)	2006	2005

Consolidated:
Loss Ratio(b)	66.64	71.79
Expense Ratio	22.53	21.73

Combined Ratio	89.17	93.52

(a)	Income statement accounts expressed in non-functional currencies are translated into U.S. dollars using average exchange rates.
(b)	Includes $103 million and $171 million of additional losses incurred and net reinstatement premium costs in the first three months of 2006 and 2005, respectively, related primarily to prior year catastrophes, resulting in increases of 0.97 points and 1.66 points, respectively, in the consolidated General Insurance loss ratio.

(c)	Includes the results of wholly owned AIU agencies.

(d)	Includes amortization of advertising costs.

General Insurance Results

General Insurance operating income in the first three months of 2006 showed significant improvement from the prior year results. The increase in General Insurance operating income in the first three months of 2006 was primarily attributable to improvement in DBG’s underwriting results and growth in overall General Insurance net investment income. Underwriting results in the first three months of 2006 and 2005 included $103 million and $171 million, respectively, of additional losses incurred and net reinstatement premium costs resulting primarily from increased costs related to the 2005 and 2004 catastrophes. The $103 million of losses and net reinstatement premium costs incurred in the first three months of 2006 includes $78 million attributable to 2005 hurricanes and $25 million attributable to 2004 hurricanes. The losses and net reinstatement premium costs attributable to the 2004 hurricanes are primarily related to multi-event and multi-location claims that required extensive investigation to determine the full extent and value of the insured damage. The $171 million of losses and net reinstatement premium costs incurred in the first three months of 2005 is primarily attributable to 2004 hurricanes as well as $44 million from a January 2005 European storm. At March 31, 2006, the inception to date incurred losses and net reinstatement premium costs for 2005 hurricanes were approximately $2.7 billion. At March 31, 2006, the inception to date incurred losses and net reinstatement premium costs for 2004 hurricanes were approximately $1.2 billion.

     DBG’s net premiums written increased modestly in the first three months of 2006 when compared to the same period of 2005, reflecting generally improving renewal retention, a modest change in the mix of business towards smaller accounts and a reduction in the amount of reinsurance purchased. DBG also continued to expand its relationships with a larger number and broader range of brokers. Recently, DBG has seen improvement in domestic property rates as well as increases in submission activity in the aftermath of the 2005 hurricanes. DBG attributes the increase in submissions to its overall financial strength in comparison to many insurers that experienced significant losses and reductions of surplus as a result of the hurricanes.

     The improvement in DBG’s underwriting results for the first three months of 2006 compared to the same period of 2005 was due to a reduction in the loss ratio of 8.1 points, primarily due to lower accident year loss ratios for 2006 compared to the loss ratios recorded in the first three months of 2005 for accident year 2005. The improvement in 2006 loss ratios is based on a comprehensive actuarial study conducted at the end of 2005 and updated as of March 31, 2006 as described below under “Quarterly Reserving Process”. In addition, the first three months of 2006 includes $28 million for losses related to prior year hurricanes compared to the first three months of 2005 which included $118 million for losses related to prior year hurricanes.

     The DBG expense ratio was approximately the same for the first three months of 2006 and 2005.

     Transatlantic’s net premiums written and net premiums earned for the first three months of 2006 increased compared to the same period of 2005 due largely to increased domestic specialty casualty and property premiums offset, in part, by the adverse effect of changes in foreign currency exchange rates on international premiums. Operating income in the first three months of 2006 increased due to improved underwriting profit, resulting largely from reduced significant net catastrophe losses and lower net adverse development on loss reserves, offset, in part, by higher commission costs, and increased net investment income.

     Personal Lines net premiums written for the first three months of 2006 increased slightly when compared to the same period of 2005 as strong growth in the Private Client Group and Agency Auto divisions offset the runoff of the involuntary auto business and a small decline in the AIG Direct and 21st Century divisions. The reduction in the involuntary business is a result of terminating an MGA relationship. The Private Client Group and Agency Auto divisions continue to grow as they expand their agency/broker relationships with multiple product offerings. The AIG Direct and 21st Century decline is due largely to a reduction in response rates. The loss ratio improved in 2006 due to favorable loss development trends in the AIG Direct and 21st Century businesses. The expense ratio increased in 2006 over 2005 driven by an investment in people and technology in the Agency Auto Division, higher compensation expenses in 21st Century due to implementing FAS 123R, and accelerated amortization of direct response advertising costs in AIG Direct resulting from a change in estimated future premiums.

     Mortgage Guaranty’s net premiums written were up for the first three months of 2006 when compared to the same period of 2005. Strong growth was reported in all business segments as domestic first lien, domestic second lien and international operations grew 9 percent, 22 percent and 84 percent, respectively. Underwriting results for the first three

American International Group, Inc. and Subsidiaries

months of 2006 improved slightly from the same period of 2005 as strong earned premium growth was partially offset by loss development in the domestic second lien business.

     Foreign General Insurance had strong results in the first three months of 2006 even after additional losses incurred related to the 2005 catastrophes and a pre-tax adjustment of $53 million to expenses for a write-off of deferred advertising costs. Growth in net premiums written for this period was achieved in consumer lines due to new business as well as new distribution channels. Commercial lines had modest growth in net premiums written. Commercial lines in Europe exhibited strong growth and had positive results for the first three months of 2006, partially offset by rate decreases in Australia and the United Kingdom. The Ascot Lloyd’s syndicate reported growth for this period due to rate increases on its U.S. book of business along with contractual terms on renewals that reflect better conditions and higher deductibles. In the Far East, personal accident business exhibited strong growth. Europe, Southeast Asia and Latin America also had strong growth in personal accident business. Personal lines operations in Latin America and Brazil continue to exhibit strong growth. For the first three months of 2006, 55 percent of Foreign General Insurance net premiums written was derived from commercial insurance and the remainder from consumer lines. The Foreign General Insurance loss ratio decreased in the first three months of 2006 from the same period of 2005 primarily due to the lower accident year loss ratio for 2006 compared to the loss ratio recorded in the first three months of 2005 for accident year 2005. The Foreign General Insurance expense ratio increased in the first three months of 2006 from the same period in 2005 principally due to the $53 million write-off of advertising costs.

AIG transacts business in most major foreign currencies. The following table summarizes the effect of changes in foreign currency exchange rates on the growth of General Insurance net premiums written for the first three months of 2006:

2006

Growth in original currency	6.0%
Foreign exchange effect	(1.7)
Growth as reported in U.S. dollars	4.3%

     As previously noted, General Insurance results include $103 million and $171 million of additional losses incurred and net reinstatement premium costs in the first three months of 2006 and 2005, respectively, related primarily to the 2005 and 2004 catastrophes. The losses attributable to the 2004 hurricanes are primarily related to multi-event and multi-location claims that required extensive investigation to determine the full extent and value of the insured damage. Losses caused by catastrophes can fluctuate widely from year to year, making comparisons of recurring type business more difficult. With respect to catastrophe losses, AIG believes that it has taken appropriate steps, such as careful exposure selection and obtaining reinsurance coverage, to reduce the effect of the magnitude of possible future losses. The occurrence of one or more catastrophic events of unanticipated frequency or severity, such as a terrorist attack, earthquake or hurricane, that causes insured losses, however, could have a material adverse effect on AIG’s results of operations, liquidity or financial condition.

     General Insurance net investment income grew in the first three months of 2006 when compared to the same period of 2005. AIG is benefiting from strong cash flow and higher interest rates. Additionally, net investment income was positively affected by the compounding of previously earned and reinvested net investment income. Foreign General Insurance net investment income declined in the first three months of 2006 when compared to the same period of 2005 due to lower partnership income. Market valuations by partnerships in the private equity sector did not match the increases in 2005, the results of which benefited from initial public offering activity of partnership investments.

     Realized capital gains and losses resulted from the ongoing investment management of the General Insurance portfolios within the overall objectives of the General Insurance operations. (See the discussion on “Valuation of Invested Assets” herein.)

     The contribution of General Insurance operating income to AIG’s consolidated income before income taxes, minority interest and cumulative effect of an accounting change was 49 percent in the first three months of 2006 compared to 29 percent in the same period of 2005.

Reinsurance

AIG is a major purchaser of reinsurance for its General Insurance operations. AIG insures risks globally, and its reinsurance programs must be coordinated in order to provide AIG the level of reinsurance protection that AIG desires. Reinsurance is an important risk management tool to manage transaction and insurance line risk retention at prudent levels set by management. AIG also purchases reinsurance to mitigate its catastrophic exposure. AIG is cognizant of the need to exercise good judgment in the selection and approval of both domestic and foreign companies participating in its reinsurance programs because one or more catastrophe losses could negatively affect AIG’s reinsurers and result in an inability of AIG to collect reinsurance recoverables. AIG’s reinsurance department evaluates catastrophic events and assesses the probability of occurrence and magnitude of catastrophic events through the use of state-of-the-art industry recognized program models, among other techniques. AIG supplements these models through continually monitoring the risk exposure of AIG’s worldwide General Insurance operations and adjusting such models accordingly. Although reinsurance ar-

American International Group, Inc. and Subsidiaries

rangements do not relieve AIG from its direct obligations to its insureds, an efficient and effective reinsurance program substantially limits AIG’s exposure to potentially significant losses. With respect to its property business, AIG has either renewed existing coverage or purchased new coverage that, in the opinion of management, is adequate to limit AIG’s exposures.

     AIG’s consolidated general reinsurance assets amounted to $23.44 billion at March 31, 2006 and resulted from AIG’s reinsurance arrangements. Thus, a credit exposure existed at March 31, 2006 with respect to reinsurance recoverable to the extent that any reinsurer may not be able to reimburse AIG under the terms of these reinsurance arrangements. AIG manages its credit risk in its reinsurance relationships by transacting with reinsurers that it considers financially sound, and when necessary AIG holds substantial collateral in the form of funds, securities and/or irrevocable letters of credit. This collateral can be drawn on for amounts that remain unpaid beyond specified time periods on an individual reinsurer basis. At December 31, 2005, approximately 48 percent of the general reinsurance assets were from unauthorized reinsurers. Many of these balances were collateralized, permitting statutory recognition. Additionally, with the approval of its domiciliary insurance regulators, AIG posted approximately $1.5 billion of letters of credit issued by several commercial banks in favor of certain Domestic General Insurance companies to permit statutory recognition of balances otherwise uncollateralized at December 31, 2005. The remaining 52 percent of the general reinsurance assets were from authorized reinsurers. The terms authorized and unauthorized pertain to regulatory categories, not creditworthiness. At December 31, 2005, approximately 88 percent of the balances with respect to authorized reinsurers are from reinsurers rated A (excellent) or better, as rated by A.M. Best, or A (strong) or better, as rated by Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. (S&P). Through March 31, 2006, there has been no significant deterioration in the rating profile of AIG’s reinsurers representing more than five percent of AIG’s reinsurance assets as of December 31, 2005. These ratings are measures of financial strength.

     AIG maintains an allowance for estimated unrecoverable reinsurance. Although AIG has been largely successful in its previous recovery efforts, at March 31, 2006 AIG had an allowance for unrecoverable reinsurance approximating $979 million. At that date, AIG had no significant reinsurance recoverables due from any individual reinsurer that was financially troubled (e.g., liquidated, insolvent, in receivership or otherwise subject to formal or informal regulatory restriction).

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

     AIG enters into intercompany reinsurance transactions, primarily through American International Reinsurance Company, Ltd. (AIRCO), for its General Insurance and Life Insurance operations. AIG enters into these transactions as a sound and prudent business practice in order to maintain underwriting control and spread insurance risk among AIG’s various legal entities. All material intercompany transactions have been eliminated in consolidation. AIG generally obtains letters of credit in order to obtain statutory recognition of these intercompany reinsurance transactions. At March 31, 2006, approximately $3.5 billion of letters of credit were outstanding to cover intercompany reinsurance transactions with AIRCO or other General Insurance subsidiaries.

     At March 31, 2006, consolidated general reinsurance assets of $23.44 billion include reinsurance recoverables for paid losses and loss expenses of $1.17 billion and $19.21 billion with respect to the ceded reserve for losses and loss expenses, including ceded losses incurred but not reported (IBNR) (ceded reserves) and $3.07 billion of ceded reserve for unearned premiums. The ceded reserve for losses and loss expenses represent the accumulation of estimates of ultimate ceded losses including provisions for ceded IBNR and loss expenses. The methods used to determine such estimates and to establish the resulting ceded reserves are continually reviewed and updated by management. Any adjustments thereto are reflected in income currently. It is AIG’s belief that the ceded reserves for losses and loss expenses at March 31, 2006 were representative of the ultimate losses recoverable. In the future, as the ceded reserves continue to develop to ultimate amounts, the ultimate loss recoverable may be greater or less than the reserves currently ceded.

American International Group, Inc. and Subsidiaries

Reserve for Losses and Loss Expenses

The table below classifies as of March 31, 2006 the components of the General Insurance gross reserve for losses and loss expenses (loss reserves) by major lines of business on a statutory Annual Statement basis*:

(in millions)

Other liability occurrence	$18,437
Other liability claims made	12,137
Workers compensation	11,909
Auto liability	6,274
Property	7,541
International	5,494
Reinsurance	3,039
Medical malpractice	2,173
Aircraft	1,589
Products liability	1,988
Commercial multiple peril	1,449
Accident and health	1,641
Fidelity/ surety	988
Other	3,441

Total	$78,100

*	Presented by lines of business pursuant to statutory reporting requirements as prescribed by the National Association of Insurance Commissioners.

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

     At March 31, 2006, General Insurance net loss reserves increased $1.42 billion from the prior year end to $58.89 billion. The net loss reserves represent loss reserves reduced by reinsurance recoverables, net of an allowance for unrecoverable reinsurance and applicable discount for future investment income. The table below classifies the components of the General Insurance net loss reserves by business unit as of March 31, 2006.

(in millions)

DBG(a)	$41,807
Personal Lines(b)	2,556
Transatlantic	5,737
Mortgage Guaranty	349
Foreign General(c)	8,443

Total Net Loss Reserve	$58,892

(a)	DBG loss reserves include approximately $3.59 billion ($4.04 billion before discount) related to business written by DBG but ceded to AIRCO and reported in AIRCO’s statutory filings. DBG loss reserves also include approximately $462 million related to business included in AIUO’s statutory filings.
(b)	Personal Lines loss reserves include $885 million related to business ceded to DBG and reported in DBG’s statutory filings.
(c)	Foreign General loss reserves include approximately $2.57 billion related to business reported in DBG’s statutory filings.

     The DBG net loss reserve of $41.81 billion is comprised principally of the business of AIG subsidiaries participating in the American Home/National Union pool (11 companies) and the surplus lines pool (Lexington, Starr Excess Liability Insurance Company and Landmark Insurance Company).

     Beginning in 1998, DBG ceded a quota share percentage of its other liability occurrence and products liability occurrence business to AIRCO. The quota share percentage ceded was 40 percent in 1998, 65 percent in 1999, 75 percent in 2000 and 2001, 50 percent in 2002 and 2003, 40 percent in 2004, 35 percent in 2005 and 20 percent in 2006 and covered all business written in these years for these lines by participants in the American Home/National Union pool. In 1998 the cession reflected only the other liability occurrence business, but in 1999 and subsequent years included products liability occurrence. AIRCO’s loss reserves relating to these quota share cessions from DBG are recorded on a discounted basis. As of March 31, 2006, AIRCO carried a discount of approximately $450 million applicable to the $4.04 billion in undiscounted reserves it assumed from the American Home/National Union pool via this quota share cession. AIRCO also carries approximately $465 million in net loss reserves relating to Foreign General insurance business. These reserves are carried on an undiscounted basis.

     Beginning in 1997, the Personal Lines division ceded a percentage of all business written by the companies participating in the personal lines pool to the American Home/National Union pool. As noted above, the total reserves carried by participants in the American Home/National Union pool relating to this cession amounted to $885 million as of March 31, 2006.

     The companies participating in the American Home/National Union pool have maintained a participation in the business written by AIU for decades. As of March 31, 2006, these AIU reserves carried by participants in the American Home/National Union pool amounted to approximately $2.57 billion. The remaining Foreign General reserves are carried by AIUO, AIRCO, and other smaller AIG subsidiaries domiciled outside the United States. Statutory filings in the U.S. by AIG companies reflect all the business written by U.S. domiciled entities only, and therefore exclude business written by AIUO, AIRCO, and all other internationally domiciled subsidiaries. The total reserves carried at March 31, 2006 by AIUO and AIRCO were approximately $3.92 billion and $4.06 billion, respectively. AIRCO’s $4.06 billion in total general insurance reserves consist of approximately $3.59 billion from business assumed from the American Home/National Union pool and an additional $465 million relating to Foreign General Insurance business.

American International Group, Inc. and Subsidiaries

Discounting of Reserves

At March 31, 2006, AIG’s overall General Insurance net loss reserves reflects a loss reserve discount of $2.11 billion, including tabular and non-tabular calculations. The tabular workers compensation discount is calculated using a 3.5 percent interest rate and the 1979-81 Decennial Mortality Table. The non-tabular workers compensation discount is calculated separately for companies domiciled in New York and Pennsylvania, and follows the statutory regulations for each state. For New York companies, the discount is based on a five percent interest rate and the companies’ own payout patterns. For Pennsylvania companies, the statute has specified discount factors for accident years 2001 and prior, which are based on a six percent interest rate and an industry payout pattern. For accident years 2002 and subsequent, the discount is based on the yield of U.S. Treasury securities ranging from one to twenty years and the company’s own payout pattern, with the future expected payment for each year using the interest rate associated with the corresponding Treasury security yield for that time period. The discount is comprised of the following: $512 million – tabular discount for workers compensation in DBG; $1.15 billion – non-tabular discount for workers compensation in DBG; and, $450 million – non-tabular discount for other liability occurrence and products liability occurrence in AIRCO. The total undiscounted workers compensation loss reserve carried by DBG is approximately $9.9 billion as of March 31, 2006. The other liability occurrence and products liability occurrence business in AIRCO that is assumed from DBG is discounted based on the yield of U.S. Treasury securities ranging from one to twenty years and the DBG payout pattern for this business. The undiscounted reserves assumed by AIRCO from DBG totaled approximately $4.04 billion at March 31, 2006.

Quarterly Reserving Process

It is management’s belief that the General Insurance net loss reserves are adequate to cover General Insurance net losses and loss expenses as of March 31, 2006. While AIG regularly reviews the adequacy of established loss reserves, there can be no assurance that AIG’s ultimate loss reserves will not develop adversely and materially exceed AIG’s loss reserves as of March 31, 2006. In the opinion of management, such adverse development and resulting increase in reserves is not likely to have a material adverse effect on AIG’s consolidated financial position, although it could have a material adverse effect on AIG’s consolidated results of operations for an individual reporting period.

The table below presents the reconciliation of net loss reserves for the first three months ended March 31, 2006 and 2005 as follows:

(in millions)	2006	2005

Net reserve for losses and loss expenses at beginning of year	$57,476	$47,254
Foreign exchange effect	117	28

Losses and loss expenses incurred:
Current year	6,841	7,039
Prior years, other than accretion of discount*	35	143
Prior years, accretion of discount	101	97

Losses and loss expenses incurred	6,977	7,279

Losses and loss expenses paid	5,678	5,227

Net reserve for losses and loss expenses at end of period	$58,892	$49,334

*	Includes $35 million in the first three months of 2006 and $55 million in the first three months of 2005 for the general reinsurance operations of Transatlantic and $98 million and $118 million of additional losses incurred in the first three months of 2006 and 2005 resulting from increased costs related to the 2005 and 2004 catastrophes.

     The loss ratios recorded by AIG for the first three months of 2006 take into account the results of the comprehensive reserve reviews that were completed in the fourth quarter of 2005. As explained more fully in the 2005 Annual Report on Form 10-K, AIG’s year-end 2005 reserve review reflected careful consideration of the reserve analyses prepared by AIG’s internal actuarial staff with the assistance of third party actuaries. In determining the appropriate loss ratios for accident year 2006 for each class of business, AIG gave appropriate consideration to the loss ratios resulting from the reserve analyses as well as all other relevant information including rate changes, expected changes in loss costs, changes in coverage, reinsurance or mix of business, and other factors that may affect the loss ratios.

     In the first three months of 2006, AIG enhanced its process of determining the quarterly loss development from prior accident years. Beginning with the first three months of 2006, additional analyses are conducted to determine the change in estimated ultimate loss for each accident year for each profit center. For example, if loss emergence for a profit center is different than expected for certain accident years in the quarter, the actuaries now take additional steps to examine the indicated effect such emergence would have on the reserves of that profit center. In some cases, the higher or lower than expected emergence may result in no clear change in the ultimate loss estimate for the accident years in question, and no adjustment would be made to the profit center’s reserves for prior accident years. In other cases, the higher or lower than expected emergence may result in a larger change, either favorable or unfavorable, than the difference between the actual and expected loss emergence. Such additional analyses were conducted for each profit center, as appropriate, in the first three months of 2006 to determine the loss development from prior accident years for the first three months.

American International Group, Inc. and Subsidiaries

     In the first three months of 2006, net loss development from prior accident years was approximately $35 million, including approximately $98 million pertaining to catastrophes in 2004 and 2005 and $35 million from the general reinsurance operations of Transatlantic, but excluding approximately $101 million pertaining to accretion of loss reserve discount applicable to accident years 2005 and prior. Excluding catastrophes and Transatlantic, as well as accretion of discount, net loss development from prior accident years in the first three months of 2006 was favorable by approximately $98 million. The majority of the $98 million in favorable development is attributable to shorter tail classes of business within Foreign General. Net loss development from prior accident years for DBG in the first three months of 2006 was nearly flat, excluding catastrophes and accretion of discount. Within the overall favorable development of $98 million, accident years 2003 through 2005 experienced favorable development of approximately $330 million, offset by approximately $230 million of adverse development from accident years 2002 and prior.

     Most classes of business throughout AIG experienced favorable loss emergence in the first three months of 2006 for accident years 2003 through 2005. The adverse development noted above from accident years 2002 and prior was primarily attributable to the excess casualty class of business, and to a lesser extent excess workers compensation. After conducting the more enhanced analyses described above, AIG determined that there was no overall adverse development in the first three months of 2006 for excess casualty, whereas there was determined to be $35 million of prior period adverse development for excess workers compensation from accident years 2002 and prior. For excess casualty, the adverse development for accident years 2002 and prior was offset by favorable development from accident years 2003 and 2004, and to a lesser extent 2005.

     In the first three months of 2005, net loss reserve development from prior accident years was approximately $143 million, including approximately $118 million pertaining to catastrophes in 2004 and $55 million from the general reinsurance operations of Transatlantic, but excluding approximately $97 million pertaining to the accretion of loss reserve discount pertaining to accident years 2004 and prior. Excluding catastrophes and Transatlantic, as well as accretion of discount, net loss development from prior accident years in the first three months of 2005 was favorable by approximately $30 million. In the first three months of 2005, the overall favorable emergence of $30 million was comprised of approximately $360 million of favorable emergence from accident years 2003 and 2004, offset by approximately $330 million of higher than expected loss emergence from accident years 2002 and prior. Most classes of business throughout AIG contributed to the favorable emergence from accident years 2003 and 2004 in the first three months of 2005. The majority of the higher than expected emergence from accident years 2002 and prior was attributable to the directors and officers and related management liability classes of business, as well as excess casualty.

Loss Reserving Process

The General Insurance loss reserves can generally be categorized into two distinct groups. One group is long-tail casualty lines of business which include excess and umbrella liability, D&O, professional liability, medical malpractice, workers compensation, general liability, products liability, and related classes. The other group is short-tail lines of business consisting principally of property lines, personal lines and certain classes of casualty lines. These lines of business and actuarial assumptions made in the review of these lines of business are described in the 2005 Annual Report on Form 10-K.

         The process of determining the current loss ratio for each class or business segment is based on a variety of factors and is described in detail in AIG’s 2005 Annual Report on Form 10-K. AIG uses the process described above to update AIG’s reserves on a quarterly basis. AIG’s 2005 Annual Report on Form 10-K also includes a discussion and analysis of the volatility of AIG’s 2005 reserve estimates and a sensitivity analysis.

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

         As described more fully in the 2005 Annual Report on Form 10-K, AIG’s reserves relating to asbestos and environmental claims reflect the results of the comprehensive ground up analysis which was completed in the fourth quarter of 2005. AIG plans to update the ground up analysis on an annual basis. In the first three months of 2006, AIG maintained the ultimate loss estimates for asbestos and environmental claims resulting from the recently completed reserve analyses. A minor amount of incurred loss emergence pertaining to asbestos was reflected in the first three months of 2006, as depicted in the table that follows. This minor development is primarily attributable to the general reinsurance operations of Transatlantic.

American International Group, Inc. and Subsidiaries

A summary of reserve activity, including estimates for applicable IBNR, relating to asbestos and environmental claims separately and combined for the three months ended March 31, 2006 and 2005 follows:

	2006		2005

(in millions)	Gross	Net	Gross	Net

Asbestos:
Reserve for losses and loss expenses at beginning of year	$4,441	$1,840	$2,559	$1,060
Losses and loss expenses incurred*	5	2	78	24
Losses and loss expenses paid*	(149)	(54)	(91)	(29)

Reserve for losses and loss expenses at end of period	$4,297	$1,788	$2,546	$1,055

Environmental:
Reserve for losses and loss expenses at beginning of year	$926	$410	$974	$451
Losses and loss expenses incurred*	–	–	(13)	(3)
Losses and loss expenses paid*	(21)	(9)	(30)	(16)

Reserve for losses and loss expenses at end of period	$905	$401	$931	$432

Combined:
Reserve for losses and loss expenses at beginning of year	$5,367	$2,250	$3,533	$1,511
Losses and loss expenses incurred*	5	2	65	21
Losses and loss expenses paid*	(170)	(63)	(121)	(45)

Reserve for losses and loss expenses at end of period	$5,202	$2,189	$3,477	$1,487

*	All amounts pertain to policies underwritten in prior years.

The gross and net IBNR included in the reserve for losses and loss expenses, relating to asbestos and environmental claims separately and combined, at March 31, 2006 and 2005 were estimated as follows:

	2006		2005

(in millions)	Gross	Net	Gross	Net

Asbestos	$3,314	$1,425	$1,864	$786
Environmental	572	256	554	248

Combined	$3,886	$1,681	$2,418	$1,034

A summary of asbestos and environmental claims count activity for the three months ended March 31, 2006 and 2005 was as follows:

	2006			2005

	Asbestos	Environmental	Combined	Asbestos	Environmental	Combined

Claims at beginning of year	7,293	9,873	17,166	7,575	8,216	15,791
Claims during year:
Opened	286	388	674	259	759	1,018
Settled	(37)	(42)	(79)	(19)	(52)	(71)
Dismissed or otherwise resolved	(295)	(296)	(591)	(130)	(879)	(1,009)

Claims at end of period	7,247	9,923	17,170	7,685	8,044	15,729

American International Group, Inc. and Subsidiaries

     The table below presents AIG’s survival ratios for asbestos and environmental claims at March 31, 2006 and 2005. The survival ratio is derived by dividing the current carried loss reserve by the average payments for the three most recent calendar years for these claims. Therefore, the survival ratio is a simplistic measure estimating the number of years it would be before the current ending loss reserves for these claims would be paid off using recent year average payments. Many factors, such as aggressive settlement procedures, mix of business and level of coverage provided, have a significant effect on the amount of asbestos and environmental reserves and payments and the resultant survival ratio. Thus, caution should be exercised in attempting to determine reserve adequacy for these claims based simply on this survival ratio.

AIG’s survival ratios for asbestos and environmental claims, separately and combined were based upon a three-year average payment. These ratios at March 31, 2006 and 2005 were as follows:

(number of years)	Gross	Net

2006
Survival ratios:
Asbestos	14.7	17.8
Environmental	7.1	6.4
Combined	12.4	13.5

2005
Survival ratios:
Asbestos	9.8	12.7
Environmental	6.3	6.7
Combined	8.5	10.1

Life Insurance & Retirement Services Operations

AIG’s Life Insurance & Retirement Services subsidiaries offer a wide range of insurance and retirement savings products both domestically and abroad. Insurance-oriented products consist of individual and group life, payout annuities, endowment and accident and health policies. Retirement savings products consist generally of fixed and variable annuities. (See also Note 2 of Notes to Consolidated Financial Statements.)

     Domestically, AIG’s Life Insurance & Retirement Services operations offer a broad range of protection products, such as life insurance, group life and health products, including disability income products and payout annuities, which include single premium immediate annuities, structured settlements and terminal funding annuities. Home service operations include an array of life insurance, accident and health and annuity products sold through career agents. In addition, home service includes a small block of run-off property and casualty coverage. Retirement services include group retirement products, individual fixed and variable annuities sold through banks, broker dealers and exclusive sales representatives, and annuity runoff operations, which include previously-acquired “closed blocks” and other fixed and variable annuities largely sold through distribution relationships that have been discontinued.

     Overseas, AIG’s Life Insurance & Retirement Services operations include insurance and investment-oriented products such as whole and term life, investment linked, universal life and endowments, personal accident and health products, group products including pension, life and health, and fixed and variable annuities.

Life Insurance & Retirement Services operations presented on a sub-product basis for the three months ended March 31, 2006 and 2005 were as follows:

(in millions)	2006	2005

GAAP premiums:
Domestic Life:
Life insurance(a)	$516	$497
Home service	200	203
Group life/health	246	268
Payout annuities(b)	450	397

Total	1,412	1,365

Domestic Retirement Services:
Group retirement products	94	84
Individual fixed annuities	29	20
Individual variable annuities	128	112
Individual fixed annuities-runoff(c)	20	23

Total	271	239

Total Domestic	1,683	1,604

Foreign Life:
Life insurance	4,081	4,089
Personal accident & health	1,306	1,221
Group products	573	517

Total	5,960	5,827

Foreign Retirement Services:
Individual fixed annuities	95	84
Individual variable annuities	34	25

Total	129	109

Total Foreign	6,089	5,936

Total GAAP premiums	$7,772	$7,540

Net investment income:
Domestic Life:
Life insurance	$338	$372
Home service	158	147
Group life/health	54	46
Payout annuities	237	210

Total	787	775

Domestic Retirement Services:
Group retirement products	572	549
Individual fixed annuities	932	827
Individual variable annuities	52	58
Individual fixed annuities-runoff(c)	236	254

Total	1,792	1,688

Total Domestic	2,579	2,463

American International Group, Inc. and Subsidiaries

(in millions)	2006	2005

Foreign Life:
Life insurance	1,210	1,164
Personal accident & health	64	54
Group products	177	131
Intercompany adjustments	(10)	(8)

Total	1,441	1,341

Foreign Retirement Services:
Individual fixed annuities	496	377
Individual variable annuities	193	136

Total	689	513

Total Foreign	2,130	1,854

Total net investment income	$4,709	$4,317

Realized capital gains (losses):
Domestic realized capital gains (losses)	$(194)	$(7)

Foreign realized capital gains (losses)	228	(156)
Pricing net investment gains(d)	124	81

Total Foreign	352	(75)

Total realized capital gains (losses)(d)	$158	$(82)

Operating Income:
Domestic	$886	$981
Foreign	1,669	1,200

Total operating income	$2,555	$2,181

Life insurance in-force(e):
Domestic	$847,211	$825,151
Foreign	1,057,469	1,027,682

Total	$1,904,680	$1,852,833

(a)	Effective January 1, 2006, the Broker/Dealer operations of the Domestic Life Insurance companies are being reported and managed within AIG Capital Advisors in Asset Management. Included in GAAP premiums were revenues of $24 million for the first three months of 2005.
(b)	Includes structured settlements, single premium immediate annuities and terminal funding annuities.
(c)	Primarily represents runoff annuity business sold through discontinued distribution relationships.

(d)	For purposes of this presentation, pricing net investment gains are segregated as a component of total realized gains (losses). They represent certain amounts of realized capital gains where gains are an inherent element in pricing certain life products in some foreign countries.

(e)	Amounts presented were as at March 31, 2006 and December 31, 2005.

     AIG’s Life Insurance & Retirement Services subsidiaries report their operations through the following operating units: Domestic Life — AIG American General, including American General Life Insurance Company (AG Life), United States Life Insurance in the City of New York (USLIFE) and American General Life and Accident Insurance Company (AGLA); Domestic Retirement Services — The Variable Annuity Life Insurance Company (VALIC), AIG Annuity Insurance Company (AIG Annuity) and AIG SunAmerica; Foreign Life — ALICO, AIRCO, AIG Edison Life, AIG Star Life, American International Assurance Company, Limited together with American International Assurance Company (Bermuda) Limited (AIA), Nan Shan Life Insurance Company, Ltd. (Nan Shan) and The Philippine American Life and General Insurance Company (Philamlife).

Life Insurance & Retirement Services Results

The increase in operating income in the first three months of 2006 when compared to the same period of 2005 is the net result of growth in domestic and foreign operations and increases in realized capital gains, somewhat offset by the negative effect of foreign exchange translation primarily related to a weaker Yen in 2006 as compared to the same period of 2005. The increase in realized capital gains in the first three months of 2006 compared to the first three months of 2005 were due to the effect of hedging activities that do not qualify for hedge accounting under FAS 133, foreign exchange gains and losses under FAS 52, offset by other-than-temporary declines in value of investments.

     Life Insurance & Retirement Services GAAP premiums grew in the first three months of 2006 when compared to the same period of 2005. AIG’s Domestic Life operations had continued growth of life insurance GAAP premiums. This growth reflects sustained strong periodic life sales from the independent distribution platform. Retail periodic life sales in the first three months of 2006 and 2005 were $207 million and $126 million, respectively. While not sustainable at this pace due to forthcoming product pricing changes, this result has positioned the Life segment to achieve another solid sales year. Strong growth of payout annuities GAAP premium emanated from sales of single premium immediate annuities. The group life/health business GAAP premium continued to decline reflecting lower growth in the credit business, and tightened pricing and underwriting in the group employer lines. Restructuring efforts in this business continue to focus on new product introductions, cross selling, other growth strategies, and exiting certain product lines. AGLA, the home service business, is diversifying product offerings, enhancing the capabilities and quality of the sales force and broadening the markets served beyond those historically serviced in an effort to accelerate growth, although it is expected to remain a slower growth business.

American International Group, Inc. and Subsidiaries

     Domestic Retirement Services businesses faced a challenging environment in the first three months of 2006, as deposits declined approximately 7 percent compared to the same period last year. While individual variable annuity deposits grew 15 percent and group retirement deposits grew 19 percent, overall deposits declined from lower individual fixed annuity deposits. Individual fixed annuity deposits continued to decline due to the flat yield curve, which makes bank products such as certificates of deposit and other money market instruments with shorter duration more attractive than fixed annuities. Individual variable annuity deposit growth has improved since the introduction of new products in November 2005, primarily products with income and asset accumulation benefits. The following table reflects deposits for Domestic Retirement Services for the three months ended March 31, 2006 and 2005:

(in millions)	2006	2005

Group retirement products*	$1,941	$1,631
Individual fixed annuities	1,687	2,463
Individual variable annuities	1,027	891
Individual fixed annuities - runoff	43	49

Total	$4,698	$5,034

*	Includes mutual funds.

     In the first three months of 2006, surrender rates increased for individual fixed annuities, individual variable annuities and group retirement products compared to the first three months of 2005. Surrender rates for group retirement products improved modestly when compared to fourth quarter 2005. The increase in surrender rate for fixed annuities continues to be driven by the shape of the yield curve and general aging of the in-force block; however, less than 20 percent of the individual fixed annuity reserves are available to be surrendered without charge. Individual variable annuity surrenders primarily reflect the higher shock-lapse that occurs following expiration of the surrender charge period on certain 3-year and 7-year contracts (including a large closed block of acquired business). Reflecting a widespread industry phenomenon, this lapse rate, much of which was anticipated when the products were issued, has recently been affected by investor demand to exchange existing policies for new-generation contracts with living benefits or lower fees. In addition, partial withdrawals on certain variable annuity products have increased as AIG has introduced features designed to generate a stream of income to the participants. The following chart shows the amount of reserves by surrender charge category for Domestic Retirement Services as of March 31, 2006:

	Group	Individual	Individual
	Retirement	Fixed	Variable
(in millions)	Products*	Annuities	Annuities

Zero or no surrender charge	$40,633	$9,927	$10,210
Between 0 percent - 4 percent	11,988	10,927	8,708
Greater than 4 percent	2,335	30,987	10,105
Non-Surrenderable	892	3,150	81

Total	$55,848	$54,991	$29,104

*	Excludes mutual funds.

     A continued increase in the level of surrenders in any of these businesses or in the individual fixed annuities runoff block could accelerate the amortization of deferred acquisition costs in future years and will negatively affect fee income earned on assets under management. The combination of deposits and surrenders resulted in negative net flows for the first three months of 2006. The following table reflects the net flows by line of business for Domestic Retirement Services as of March 31, 2006 and 2005:

Domestic Retirement Services – Net Flows(a)

(in millions)	2006	2005

Group retirement products(b)	$441	$279
Individual fixed annuities	(1)	1,385
Individual variable annuities	(133)	72
Individual fixed annuities - runoff	(826)	(566)

Total	$(519)	$1,170

(a)	Net flows are defined as deposits received, less benefits, surrenders, withdrawals and death benefits.

(b)	Includes mutual funds.

     Foreign Life Insurance & Retirement Services GAAP premiums increased by approximately 3 percent, or approximately 8 percent in original currency. AIG transacts business in most major foreign currencies. Globally, AIG’s deep and diverse distribution, which includes bancassurance, worksite marketing, direct marketing and strong agency organizations, provides a powerful distribution platform for our diverse product lines. In Japan, distribution of single premium life insurance products through banks was deregulated in December 2005 resulting in strong sales of products designed for that market during the first three months of 2006. This new distribution outlet adds to the existing multiple distribution platform in Japan where AIG remains the leading foreign provider. In Southeast Asia, there has been a continuing trend, as the market develops, for clients to purchase investment-oriented products. AIG’s life operations in that region have responded to this trend by offering a wide array of investment linked products, both periodic pay and single premium, with multiple fund selection, but with minimal investment guarantees. For GAAP reporting purposes, only revenues from policy charges for insurance, administration, and surrender charges are reported as GAAP premiums for these life products. This product mix shift contributed to the single digit growth rate in Foreign Life Insurance & Retirement Services GAAP premiums, while continuing to grow total reserves by double digits.

     Japanese tax authorities are expected to announce shortly a reduction in the amount of premium that policyholders may deduct from their Japanese tax returns for a certain group of accident and health products. Foreign life operations in Japan experienced a decline in sales of those specific products in the first three months of 2006; however, total accident and health sales continued to be strong overall due to growth in sales of core health products and the success of a new cancer insurance product sold by AIG Edison. In the first three months of 2006, Japan life operations launched a

American International Group, Inc. and Subsidiaries

new product for the corporate market and plans to launch additional products with full tax deductibility in the near future to replace those that will lose that feature. With respect to the existing products that have exposure to the change in tax regulation, the amount of first year premium reported for the full year 2005 was approximately $129 million and the deferred acquisition cost asset at December 31, 2005 was $267 million. To date, lapse experience has remained within pricing assumptions. Management continues to believe that any increase in policy lapses would not be material to AIG’s consolidated financial condition or results of operations.

     The Foreign Retirement Services business continued to grow in Japan and Korea by expanding distribution and leveraging AIG’s product expertise. Reserves for individual fixed annuities continue to grow although demand for multi-currency fixed annuities in Japan has slowed due to currency rate fluctuations, and rising local interest rates and equity markets. Growth of individual variable annuities has accelerated as those products have become more popular with consumers in Japan and Europe coupled with improved performance of equity markets.

     Foreign Life Insurance & Retirement Services operations produced 78 percent and 79 percent of Life Insurance & Retirement Services GAAP premiums in the first three months of 2006 and 2005, respectively.

AIG transacts business in most major foreign currencies. The following table summarizes the effect of changes in foreign currency exchange rates on the growth of Life Insurance & Retirement Services GAAP premiums:

2006

Growth in original currency	7.1%
Foreign exchange effect	(4.0)
Growth as reported in U.S. dollars	3.1%

     The growth in net investment income in the first three months of 2006 and 2005 parallels the growth in general account reserves and surplus for both Domestic and Foreign Life Insurance & Retirement Services companies. Also, net investment income was positively affected by the compounding of previously earned and reinvested investment cash flows along with the addition of new net cash flows from operations. Investment income includes income generated from traditional fixed income investments as well as income generated from other sources. The following table summarizes the components of net investment income for the three months ended March 31, 2006 and 2005:

(in millions)	2006	2005

Domestic
Fixed maturities, including short term investments	$2,308	$2,232
Equity securities	5	–
Interest on mortgage, policy and collateral loans	189	167
Partnership income – excluding Synfuels	141	154
Partnership income – Synfuels	(37)	(36)
Other	(3)	(27)

Total investment income	2,603	2,490
Investment expenses	24	27

Net investment income	$2,579	$2,463

Foreign
Fixed maturities, including short term investments	$1,531	$1,373
Equity securities	71	42
Interest on mortgage, policy and collateral loans	108	113
Partnership income	17	12
Policyholder trading gains (losses)*	385	278
Other	73	83

Total investment income	2,185	1,901
Investment expenses	55	47

Net investment income	$2,130	$1,854

Total
Fixed maturities, including short term investments	$3,839	$3,605
Equity securities	76	42
Interest on mortgage, policy and collateral loans	297	280
Partnership income – excluding Synfuels	158	166
Partnership income – Synfuels	(37)	(36)
Policyholder trading gains (losses)*	385	278
Other	70	56

Total investment income	4,788	4,391
Investment expenses	79	74

Net investment income	$4,709	$4,317

*	Relates principally to trading and investment activity in accordance with SOP 03-1. These amounts are offset by a similar change included in incurred policy losses and benefits.

     AIG generates income tax credits as a result of investing in synthetic fuel production (synfuels) related to the investment loss shown in the above table and records those benefits in its provision for income taxes. The amount of those income tax credits was $40 million and $54 million for the first three months of 2006 and 2005, respectively. See Note 6(l) of Notes to Consolidated Financial Statements for a further discussion of the effect of the change in oil prices on synfuel tax credits.

     Realized capital gains (losses) include normal portfolio transactions as well as derivative gains (losses) for transactions that do not qualify for hedge accounting treatment under FAS 133, transactional foreign exchange gains and losses and other-than-temporary decline in the value of investments, related primarily to declines in certain high-yield credit positions. The following table summarizes realized

American International Group, Inc. and Subsidiaries

capital gains (losses) by major category for the three months ended March 31, 2006 and 2005:

(in millions)	2006	2005

Domestic life
Fixed maturities	$(22)	$(6)
Equity securities	2	–
Other:
FAS 52	(1)	–
FAS 133	87	104
Other-than-temporary decline	(54)	(23)
Other	(4)	(3)

Total domestic life	8	72

Domestic retirement services:
Fixed maturities	(72)	(60)
Equity securities	14	7
Other:
FAS 133	3	20
Other-than-temporary decline	(125)	(42)
Other	(22)	(4)

Total domestic retirement services	(202)	(79)

Foreign
Fixed maturities	(23)	65
Equity securities	152	53
Other:
FAS 52	(37)	(111)
FAS 133	226	(92)
Other-than-temporary decline	(37)	(5)
Other	71	15

Total foreign	352	(75)

Total	$158	$(82)

     Life Insurance & Retirement Services operating income grew by 17 percent in the first three months of 2006. Domestic Life operations continued to perform well in its core life insurance businesses that included growth of retail periodic sales in the first three months of 2006. Domestic Retirement Services results reflect the increase in underlying reserves which grew 6 percent over the same period last year. Foreign Life Insurance & Retirement Services operating income growth on a local currency basis was strong, but results reported in U.S. dollars were dampened by a significantly weaker Yen compared to the same period last year.

     Line of business results for Domestic Life Insurance & Retirement Services exclude the effect of realized capital gains (losses), but include the related effect on the amortization of deferred acquisition costs. In addition, period to period comparisons of operating income for some lines of business are affected by yield enhancement activity, particularly partnership income. The following table summarizes Domestic Life Insurance & Retirement Services partnership income by line of business for the three months ended March 31, 2006 and 2005:

(in millions)	2006	2005

Domestic life – excluding Synfuels:
Life insurance	$8	$79
Home service	2	1

Subtotal	10	80

Domestic life – Synfuels:
Life insurance	(25)	(24)
Home service	(12)	(12)

Subtotal	(37)	(36)

Total domestic life	(27)	44

Retirement services:
Group retirement products	42	25
Individual fixed annuities	89	49

Total retirement services	131	74

Total	$104	$118

     Operating income for the AIG Domestic Life Insurance line of business declined 20 percent due to lower partnership income. Operating income for the home service line of business grew 12 percent in the first three months of 2006. These earnings grew due to higher investment income related to call and tender income on fixed maturity securities. The group life/health business results continue to reflect the effects of non-renewal of cases where acceptable margins could not be achieved. Payout annuities line of business increased operating income, generally in line with growth in reserves.

     Group retirement products operating income grew in line with growth in underlying reserves which drives growth in fee revenues and a modest amount of additional income from yield enhancement investments. Operating income for individual fixed annuities grew as a result of growth in reserves, higher net investment income spread from partnership income and lower DAC amortization related to realized capital losses. Individual variable annuities operating income for the first three months of 2006 was negatively affected by higher deferred policy acquisition cost amortization related to increased current year surrenders. Operating income for individual fixed annuities-runoff grew 22 percent due to higher spreads from decreases in crediting rates, which have temporarily outpaced the decline in earned rates. A number of these policies will be exiting the surrender charge period in 2006.

     Foreign Life Insurance & Retirement Services operating income of $1.67 billion for the first three months of 2006 included $352 million of realized capital gains, and for the first three months of 2005, operating income of $1.20 billion included $75 million of realized capital losses.

     Foreign Life Insurance & Retirement Services results before the effect of realized capital gains (losses) reflects a decline of Life insurance operating income for the first three months of 2006 compared to the same period last year. The 2006 results include a $40 million operating loss attributable to this segment’s share of the losses from AIG Credit Card Company (Taiwan) compared to a gain of $10 million in the first three months of 2005. Also, an additional provision was made to the Singapore and Malaysia participating policyholder reserve of $18 million. These items coupled with a $29 million positive effect from DAC unlocking in the same period in 2005 resulted in lower year-on-year operating in-

American International Group, Inc. and Subsidiaries

come growth. On a comparable basis, the growth in Life insurance results was generally in line with the growth in reserves. Personal accident & health results reflect continued stable profit margins, but year-on-year comparisons in U.S. dollars are affected by the weakening Yen exchange rate given the large concentration of that product line in Japan. Group results grew across all segments and were greatly improved against last year. The largest contributor to the growth in group products is the pension profit center which experienced higher growth in fee income emanating from increased assets under management. Growth of individual fixed annuities operating income, emanating primarily from Japan, is in line with the growth in average assets under management and the greater benefits from increasing scale. The growth of individual variable annuities reflects strong growth in assets under management related to the increased demand for that product in Japan.

     The contribution of Life Insurance & Retirement Services operating income to AIG’s consolidated income before income taxes, minority interest and cumulative effect of an accounting change amounted to 53 percent in the first three months of 2006, compared to 39 percent in the same period of 2005.

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

     While outbreaks of the Avian Flu continue to occur among poultry or wild birds in a number of countries in Asia, Europe, and Africa, transmission to humans has been rare to date. If the virus mutates to a form that can be transmitted from human to human, it has the potential to spread rapidly worldwide. If such an outbreak were to take place, early quarantine and vaccination could be critical to containment.

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

     AIG generally obtains letters of credit in order to obtain statutory recognition of these intercompany reinsurance transactions. For this purpose, AIG entered into a $2.5 billion syndicated letter of credit facility in December 2004. Letters of credit totaling $2.50 billion were outstanding as of March 31, 2006. The letter of credit facility has a ten-year term, but the facility can be reduced or terminated by the lenders beginning after seven years.

     In November 2005, AIG entered into a revolving credit facility for an aggregate amount of $3 billion. The facility can be drawn in the form of letters of credit with terms of up to ten years. As of March 31, 2006, $1.99 billion principal amount of letters of credit are outstanding under this facility, of which approximately $620 million relates to life intercompany reinsurance transactions. AIG also obtained approximately $273 million letters of credit on a bilateral basis.

     Investment risk represents the exposure to loss resulting from the cash flows from the invested assets, primarily long-

American International Group, Inc. and Subsidiaries

term fixed rate investments, being less than the cash flows required to meet the obligations of the expected policy and contract liabilities and the necessary return on investments. (See also the discussion under “Liquidity” herein.)

     To minimize its exposure to investment risk, AIG tests the cash flows from the invested assets and policy and contract liabilities using various interest rate scenarios to evaluate investment risk and to confirm that assets are sufficient to pay these liabilities.

     AIG actively manages the asset-liability relationship in its foreign operations, as it has been doing throughout AIG’s history, even though certain territories lack qualified long-term investments or certain local regulatory authorities may impose investment restrictions. For example, in several Southeast Asian countries, the duration of investments is shorter than the effective maturity of the related policy liabilities. Therefore, there is risk that the reinvestment of the proceeds at the maturity of the initial investments may be at a yield below that of the interest required for the accretion of the policy liabilities. Additionally, there exists a future investment risk associated with certain policies currently in force which will have premium receipts in the future. That is, the investment of these future premium receipts may be at a yield below that required to meet future policy liabilities.

     In the first three months of 2006, new money investment yields have been generally rising in some markets, such as Japan, Thailand and the U.S., which is generally favorable to AIG’s spread-based businesses. In regard to inforce business, management focus is required in both the investment and product management process to maintain an adequate yield to match the interest necessary to support future policy liabilities. Business strategies continue to evolve to maintain profitability of the overall business. As such, in some countries, new products are being introduced with minimal investment guarantees resulting in a shift toward investment linked savings products and away from traditional savings products with higher guarantees.

     The investment of insurance cash flows and reinvestment of the proceeds of matured securities and coupons requires active management of investment yields while maintaining satisfactory investment quality and liquidity.

     AIG may use alternative investments in certain foreign jurisdictions where interest rates remain low and there are limited long-dated bond markets, including equities, real estate and foreign currency denominated fixed income instruments to extend the duration or increase the yield of the investment portfolio to more closely match the requirements of the policyholder liabilities and DAC recoverability. This strategy has been effectively used in Japan and more recently by Nan Shan in Taiwan. Foreign assets comprised approximately 31 percent of Nan Shan’s invested assets at March 31, 2006, slightly below the maximum allowable percentage under current regulation. In response to the low interest rate environment and the volatile exchange rate of the NT dollar, Nan Shan is emphasizing new products with lower implied guarantees, including participating endowments and variable universal life. Although the risks of a continued low interest rate environment coupled with a volatile NT dollar could increase net liabilities and require additional capital to maintain adequate local solvency margins, Nan Shan currently believes it has adequate resources to meet all future policy obligations.

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

     DAC for Life Insurance & Retirement Services products arises from the deferral of those costs that vary with, and are directly related to, the acquisition of new or renewal business. Policy acquisition costs for life insurance products are generally deferred and amortized over the premium paying period of the policy. Policy acquisition costs that relate to universal life and investment-type products, including variable and fixed annuities (investment-oriented products) are deferred and amortized, with interest, as appropriate, in relation to the historical and future incidence of estimated gross profits to be realized over the estimated lives of the contracts. Amortization expense includes the effects of current period realized capital gains and losses for investment type products. With respect to investment-oriented products, AIG’s policy is to adjust amortization assumptions for DAC when estimates of current or future gross profits to be realized from these contracts are revised. With respect to variable annuities sold domestically (representing the vast majority of AIG’s variable annuity business), the assumption for the long-term annual net growth rate of the equity markets used in the determination of DAC amortization is approximately ten percent. A methodology referred to as “reversion to the mean” is used to maintain this long-term net growth rate assumption, while giving consideration to short-term variations in equity markets. Estimated gross profits include investment income and gains and losses less interest required on policyholder

American International Group, Inc. and Subsidiaries

reserves, as well as other charges in the contract less actual mortality and expenses. Current experience and changes in the expected future gross profits are analyzed to determine the effect on the amortization of DAC. The estimation of projected gross profits requires significant management judgment. The assumptions with respect to the current and projected gross profits are reviewed and analyzed quarterly and are adjusted accordingly.

The following table summarizes the major components of the changes in deferred acquisition costs and the value of business acquired (VOBA) for the three months ended March 31, 2006 and 2005:

(in millions)	2006			2005

	DAC	VOBA	Total	DAC	VOBA	Total

Domestic Life Insurance & Retirement Services:
Balance at beginning of year	$10,505	$865	$11,370	$8,830	$836	$9,666
Acquisition costs deferred	557	–	557	541	–	541
Amortization (charged) or credited to operating income:
Related to realized capital gains (losses)	13	6	19	10	(2)	8
Related to unlocking future assumptions	2	–	2	–	–	–
All other amortization	(365)	(26)	(391)	(362)	(21)	(383)
Change in unrealized gains (losses) on securities	1,094	91	1,185	826	65	891
Increase (decrease) due to foreign exchange	(1)	–	(1)	(2)	–	(2)

Balance at end of period	$11,805	$936	$12,741	$9,843	$878	$10,721

Foreign Life Insurance & Retirement Services:
Balance at beginning of year	$16,552	$1,278	$17,830	$14,472	$1,681	$16,153
Acquisition costs deferred	1,206	–	1,206	1,163	–	1,163
Amortization (charged) or credited to operating income:
Related to realized capital gains (losses)	1	–	1	–	–	–
Related to unlocking future assumptions	17	–	17	31	–	31
All other amortization	(524)	(44)	(568)	(487)	(60)	(547)
Change in unrealized gains (losses) on securities	5	(4)	1	(81)	1	(80)
Increase (decrease) due to foreign exchange	473	41	514	149	(19)	130

Balance at end of period	$17,730	$1,271	$19,001	$15,247	$1,603	$16,850

Total Life Insurance & Retirement Services:
Balance at beginning of year	$27,057	$2,143	$29,200	$23,302	$2,517	$25,819
Acquisition costs deferred	1,763	–	1,763	1,704	–	1,704
Amortization (charged) or credited to operating income:
Related to realized capital gains (losses)	14	6	20	10	(2)	8
Related to unlocking future assumptions	19	–	19	31	–	31
All other amortization	(889)	(70)	(959)	(849)	(81)	(930)
Change in unrealized gains (losses) on securities	1,099	87	1,186	745	66	811
Increase (decrease) due to foreign exchange	472	41	513	147	(19)	128

Balance at end of period	$29,535	$2,207	$31,742	$25,090	$2,481	$27,571

     AIG’s variable annuity earnings will be affected by changes in market returns because separate account revenues, primarily composed of mortality and expense charges and asset management fees, are a function of asset values.

     DAC for both insurance-oriented and investment-oriented products as well as retirement services products are reviewed for recoverability, which involves estimating the future profitability of current business. This review also involves significant management judgment. If the actual emergence of future profitability were to be substantially different than that estimated, AIG’s results of operations could be significantly affected in future periods.

American International Group, Inc. and Subsidiaries

Invested Assets

The following tables summarize the composition of AIG’s invested assets by segment, at March 31, 2006 and December 31, 2005:

		Life
		Insurance &
	General	Retirement	Asset	Financial
(in millions)	Insurance	Services	Management	Services	Other	Total

2006
Fixed maturities:
Bonds available for sale, at market value	$55,348	$275,955	$31,894	$1,313	$–	$364,510
Bonds held to maturity, at amortized cost	21,520	–	–	–	–	21,520
Bond trading securities, at market value	–	1,226	4,003	–	–	5,229
Equity securities:
Common stocks available for sale, at market value	4,753	8,510	243	–	63	13,569
Common stocks trading, at market value	434	9,435	401	–	–	10,270
Preferred stocks available for sale, at market value	1,690	757	–	9	–	2,456
Mortgage loans on real estate, net of allowance	14	10,830	4,059	65	–	14,968
Policy loans	2	7,166	48	2	–	7,218
Collateral and guaranteed loans, net of allowance	3	1,202	609	2,202	98	4,114
Financial services assets:
Flight equipment primarily under operating leases, net of accumulated depreciation	–	–	–	37,580	–	37,580
Securities available for sale, at market value	–	–	–	38,225	–	38,225
Trading securities, at market value	–	–	–	6,350	–	6,350
Spot commodities	–	–	–	230	–	230
Unrealized gain on swaps, options and forward transactions	–	–	–	17,792	–	17,792
Trading assets	–	–	–	1,411	–	1,411
Securities purchased under agreements to resell, at contract value	–	–	–	12,297	–	12,297
Finance receivables, net of allowance	–	–	–	27,219	–	27,219
Securities lending collateral, at market value	5,082	45,791	12,034	60	–	62,967
Other invested assets	6,828	8,422	11,083	2,953	10	29,296
Short-term investments, at cost	2,810	6,650	6,589	1,293	1	17,343

Total investments and financial services assets as shown in the balance sheet	98,484	375,944	70,963	149,001	172	694,564

Cash	243	652	68	282	3	1,248
Investment income due and accrued	1,141	4,163	406	19	4	5,733
Real estate, net of accumulated depreciation	610	2,786	2,229	24	29	5,678

Total invested assets	$100,478	$383,545	$73,666	$149,326	$208	$707,223

American International Group, Inc. and Subsidiaries

		Life
		Insurance &
	General	Retirement	Asset	Financial
(in millions)	Insurance	Services	Management	Services	Other	Total

2005
Fixed maturities:
Bonds available for sale, at market value	$50,870	$273,165	$34,174	$1,307	$–	$359,516
Bonds held to maturity, at amortized cost	21,528	–	–	–	–	21,528
Bond trading securities, at market value	–	1,073	3,563	–	–	4,636
Equity securities:
Common stocks available for sale, at market value	4,505	7,436	227	–	59	12,227
Common stocks trading, at market value	425	8,122	412	–	–	8,959
Preferred stocks available for sale, at market value	1,632	760	–	10	–	2,402
Mortgage loans on real estate, net of allowance	14	10,247	3,968	71	–	14,300
Policy loans	2	6,987	48	2	–	7,039
Collateral and guaranteed loans, net of allowance	3	1,172	578	1,719	98	3,570
Financial services assets:
Flight equipment primarily under operating leases, net of accumulated depreciation	–	–	–	36,245	–	36,245
Securities available for sale, at market value	–	–	–	37,511	–	37,511
Trading securities, at market value	–	–	–	6,499	–	6,499
Spot commodities	–	–	–	92	–	92
Unrealized gain on swaps, options and forward transactions	–	–	–	18,695	–	18,695
Trading assets	–	–	–	1,204	–	1,204
Securities purchased under agreements to resell, at contract value	–	28	–	14,519	–	14,547
Finance receivables, net of allowance	–	–	–	27,995	–	27,995
Securities lending collateral, at market value	4,931	42,991	11,549	–	–	59,471
Other invested assets	6,272	7,777	10,459	2,751	8	27,267
Short-term investments, at cost	2,482	5,855	5,619	1,382	4	15,342

Total investments and financial services assets as shown in the balance sheet	92,664	365,613	70,597	150,002	169	679,045

Cash	305	989	196	331	76	1,897
Investment income due and accrued	1,232	4,073	402	18	2	5,727
Real estate, net of accumulated depreciation	603	2,729	1,710	24	32	5,098

Total invested assets	$94,804	$373,404	$72,905	$150,375	$279	$691,767

Insurance and Asset Management Invested Assets

AIG’s investment strategy is to invest primarily in high quality securities while maintaining diversification to avoid significant exposure to issuer, industry and/or country concentrations. With respect to Domestic General Insurance, AIG’s strategy is to invest in longer duration fixed maturity investments to maximize the yields at the date of purchase. With respect to Life Insurance & Retirement Services, AIG’s strategy is to produce cash flows required to meet maturing insurance liabilities. (See also the discussion under “Operating Review: Life Insurance & Retirement Services Operations” herein.) AIG invests in equities for various reasons, including diversifying its overall exposure to interest rate risk. Available for sale bonds and equity securities are subject to declines in fair value. Such declines in fair value are presented in unrealized appreciation or depreciation of investments, net of taxes as a component of accumulated other comprehensive income. Declines that are determined to be other-than-temporary are reflected in income in the period in which the intent to hold the securities to recovery no longer exists. See “Valuation of Invested Assets”. Generally, insurance regulations restrict the types of assets in which an insurance company may invest. When permitted by regulatory authorities and when deemed necessary to protect insurance assets, including invested assets, from adverse movements in foreign currency exchange rates, interest rates and equity prices, AIG and its insurance subsidiaries may enter into derivative transactions as end users. (See also the discussion under “Derivatives” herein.)

     In certain jurisdictions, significant regulatory and/or foreign governmental barriers exist which may not permit the immediate free flow of funds between insurance subsidiaries or from the insurance subsidiaries to AIG parent.

American International Group, Inc. and Subsidiaries

The following tables summarize the composition of AIG’s insurance and asset management invested assets by segment, at March 31, 2006 and December 31, 2005:

		Life
		Insurance &				Percent Distribution
	General	Retirement	Asset		Percent
(dollars in millions)	Insurance	Services	Management	Total	of Total	Domestic	Foreign

2006
Fixed maturities:
Bonds available for sale, at market value	$55,348	$275,955	$31,894	$363,197	65.1%	58.0%	42.0%
Bonds held to maturity, at amortized cost	21,520	–	–	21,520	3.9	100.0	–
Bond trading securities, at market value	–	1,226	4,003	5,229	0.9	3.9	96.1
Equity securities:
Common stocks available for sale, at market value	4,753	8,510	243	13,506	2.4	27.6	72.4
Common stocks trading, at market value	434	9,435	401	10,270	1.9	4.2	95.8
Preferred stocks available for sale, at market value	1,690	757	–	2,447	0.4	86.9	13.1
Mortgage loans on real estate, net of allowance	14	10,830	4,059	14,903	2.7	84.5	15.5
Policy loans	2	7,166	48	7,216	1.3	41.6	58.4
Collateral and guaranteed loans, net of allowance	3	1,202	609	1,814	0.3	1.3	98.7
Securities lending collateral, at market value	5,082	45,791	12,034	62,907	11.3	85.8	14.2
Other invested assets	6,828	8,422	11,083	26,333	4.7	85.7	14.3
Short-term investments, at cost	2,810	6,650	6,589	16,049	2.9	26.2	73.8
Cash	243	652	68	963	0.2	19.4	80.6
Investment income due and accrued	1,141	4,163	406	5,710	1.0	57.5	42.5
Real estate, net of accumulated depreciation	610	2,786	2,229	5,625	1.0	50.7	49.3

Total	$100,478	$383,545	$73,666	$557,689	100.0%	61.2%	38.8%

American International Group, Inc. and Subsidiaries

		Life
		Insurance &				Percent Distribution
	General	Retirement	Asset		Percent
(dollars in millions)	Insurance	Services	Management	Total	of Total	Domestic	Foreign

2005
Fixed maturities:
Bonds available for sale, at market value	$50,870	$273,165	$34,174	$358,209	66.2%	59.2%	40.8%
Bonds held to maturity, at amortized cost	21,528	–	–	21,528	4.0	100.0	–
Bond trading securities, at market value	–	1,073	3,563	4,636	0.9	3.3	96.7
Equity securities:
Common stocks available for sale, at market value	4,505	7,436	227	12,168	2.2	28.7	71.3
Common stocks trading, at market value	425	8,122	412	8,959	1.7	4.8	95.2
Preferred stocks available for sale, at market value	1,632	760	–	2,392	0.4	88.8	11.2
Mortgage loans on real estate, net of allowance	14	10,247	3,968	14,229	2.7	84.6	15.4
Policy Loans	2	6,987	48	7,037	1.3	42.8	57.2
Collateral and guaranteed loans, net of allowance	3	1,172	578	1,753	0.3	1.2	98.8
Securities purchased under agreements to resell, at contract value	–	28	–	28	–	–	100.0
Securities lending collateral, at market value	4,931	42,991	11,549	59,471	11.0	87.3	12.7
Other invested assets	6,272	7,777	10,459	24,508	4.5	85.8	14.2
Short-term investments, at cost	2,482	5,855	5,619	13,956	2.6	27.3	72.7
Cash	305	989	196	1,490	0.2	15.0	85.0
Investment income due and accrued	1,232	4,073	402	5,707	1.1	56.9	43.1
Real estate, net of accumulated depreciation	603	2,729	1,710	5,042	0.9	45.2	54.8

Total	$94,804	$373,404	$72,905	$541,113	100.0%	62.3%	37.7%

Credit Quality

At March 31, 2006, approximately 60 percent of the fixed maturities investments were domestic securities. Approximately 36 percent of such domestic securities were rated AAA by one or more of the principal rating agencies. Approximately six percent were below investment grade or not rated.

     A significant portion of the foreign fixed income portfolio is rated by Moody’s Investors Service (Moody’s), S&P or similar foreign services. Similar credit quality rating services are not available in all overseas locations. AIG reviews the credit quality of the foreign portfolio nonrated fixed income investments, including mortgages. At March 31, 2006, approximately 18 percent of the foreign fixed income investments were either rated AAA or, on the basis of AIG’s internal analysis, were equivalent from a credit standpoint to securities so rated. Approximately six percent were below investment grade or not rated at that date. A large portion of the foreign fixed income portfolio are sovereign fixed maturity securities supporting the policy liabilities in the country of issuance.

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

American International Group, Inc. and Subsidiaries

matter of policy, the determination that a security has incurred an other-than-temporary decline in value and the amount of any loss recognition requires the judgment of AIG’s management and a continual review of its investments.

     In general, a security is considered a candidate for other-than-temporary impairment if it meets any of the following criteria:

•	Trading at a significant (25 percent or more) discount to par or amortized cost (if lower) for an extended period of time (nine months or longer);

•	The occurrence of a discrete credit event resulting in (i) the issuer defaulting on a material outstanding obligation; or (ii) the issuer seeking protection from creditors under the bankruptcy laws or any similar laws intended for the court supervised reorganization of insolvent enterprises; or (iii) the issuer proposing a voluntary reorganization pursuant to which creditors are asked to exchange their claims for cash or securities having a fair value substantially lower than par value of their claims; or

•	In the opinion of AIG’s management, it is probable that AIG may not realize a full recovery on its investment, irrespective of the occurrence of one of the foregoing events.

     At each balance sheet date, AIG evaluates its securities holdings in an unrealized loss position. Where AIG does not intend to hold such securities until they have fully recovered their carrying value based on the circumstances present at the date of evaluation, AIG records the unrealized loss in income. If events or circumstances change, such as unexpected changes in creditworthiness of the obligor, general interest rate environment, tax circumstances, liquidity events, and statutory capital management considerations among others, AIG revisits its intent to determine if a loss should be recorded in income. Further, if a loss is recognized from a sale subsequent to a balance sheet date pursuant to these changes in circumstances, the loss is recognized in the period in which the intent to hold the securities to recovery no longer exists.

     Once a security has been identified as other-than-temporarily impaired, the amount of such impairment is determined by reference to that security’s contemporaneous market price and recorded as a charge to earnings.

     As a result of these policies, AIG recorded other-than-temporary impairment losses, net of taxes, of $147 million and $61 million in the first three months of 2006 and 2005, respectively.

     No impairment charge with respect to any one single credit was significant to AIG’s consolidated financial condition or results of operations, and no individual impairment loss exceeded 1.0 percent of consolidated net income for the first three months of 2006.

     Excluding the other-than-temporary impairments noted above, the changes in market value for AIG’s available for sale portfolio, which constitutes the vast majority of AIG’s investments, were recorded in accumulated other comprehensive income as unrealized gains or losses, net of tax.

     At March 31, 2006, the fair value of AIG’s fixed maturities and equity securities aggregated to $417.9 billion. At March 31, 2006, aggregate unrealized gains after taxes for fixed maturity and equity securities were $9.5 billion. At March 31, 2006, the aggregate unrealized losses after taxes of fixed maturity and equity securities were approximately $3.7 billion.

     The effect on net income of unrealized losses after taxes will be further mitigated upon realization, because certain realized losses will be charged to participating policyholder accounts, or realization will result in current decreases in the amortization of certain deferred policy acquisition costs.

     At March 31, 2006, unrealized losses for fixed maturity securities and equity securities did not reflect any significant industry concentrations.

The amortized cost of fixed maturities available for sale in an unrealized loss position at March 31, 2006, by contractual maturity, is shown below:

Amortized
(in millions)	Cost

Due in one year or less	$4,876
Due after one year through five years	31,523
Due after five years through ten years	74,930
Due after ten years	75,950

Total	$187,279

     In the three months ended March 31, 2006, the pretax realized losses incurred with respect to the sale of fixed maturities and equity securities were $380 million. The aggregate fair value of securities sold was $13.9 billion, which was approximately 97 percent of amortized cost. The average period of time that securities sold at a loss during the three months ended March 31, 2006 were trading continuously at a price below book value was approximately four months.

American International Group, Inc. and Subsidiaries

At March 31, 2006, aggregate pretax unrealized gains were $14.7 billion, while the pretax unrealized losses with respect to investment grade bonds, below investment grade bonds and equity securities were $5.2 billion, $270 million and $206 million, respectively. Aging of the pretax unrealized losses with respect to these securities, distributed as a percentage of cost relative to unrealized loss (the extent by which the market value is less than amortized cost or cost), including the number of respective items, was as follows:

	Less than or equal to			Greater than 20% to			Greater than
	20% of Cost(a)			50% of Cost(a)			50% of Cost(a)			Total

Aging		Unrealized			Unrealized			Unrealized			Unrealized
(dollars in millions)	Cost(a)	Loss	Items	Cost(a)	Loss	Items	Cost(a)	Loss	Items	Cost(a)	Loss(b)	Items

Investment grade bonds
0-6 months	$118,849	$2,558	14,911	$2	$1	1	$32	$23	5	$118,883	$2,582	14,917
7-12 months	38,129	1,480	4,804	1	–	2	–	–	3	38,130	1,480	4,809
>12 months	23,053	1,046	3,595	179	38	16	5	4	4	23,237	1,088	3,615

Total	$180,031	$5,084	23,310	$182	$39	19	$37	$27	12	$180,250	$5,150	23,341

Below investment grade bonds
0-6 months	$3,868	$71	806	$64	$16	16	$14	$11	6	$3,946	$98	828
7-12 months	1,527	60	256	49	12	11	–	–	–	1,576	72	267
>12 months	1,476	91	312	30	8	5	1	1	25	1,507	100	342

Total	$6,871	$222	1,374	$143	$36	32	$15	$12	31	$7,029	$270	1,437

Total bonds
0-6 months	$122,717	$2,629	15,717	$66	$17	17	$46	$34	11	$122,829	$2,680	15,745
7-12 months	39,656	1,540	5,060	50	12	13	–	–	3	39,706	1,552	5,076
>12 months	24,529	1,137	3,907	209	46	21	6	5	29	24,744	1,188	3,957

Total	$186,902	$5,306	24,684	$325	$75	51	$52	$39	43	$187,279	$5,420	24,778

Equity securities
0-6 months	$2,986	$105	1,659	$50	$13	76	$25	$15	23	$3,061	$133	1,758
7-12 months	597	42	386	78	23	152	8	5	22	683	70	560
>12 months	22	2	14	4	1	2	–	–	–	26	3	16

Total	$3,605	$149	2,059	$132	$37	230	$33	$20	45	$3,770	$206	2,334

(a)	For bonds, represents amortized cost.
(b)	As more fully described above, upon realization, certain realized losses will be charged to participating policyholder accounts, or realization will result in a current decrease in the amortization of certain deferred policy acquisition costs.

     As stated previously, the valuation for AIG’s investment portfolio comes from market exchanges or dealer quotations, with the exception of nontraded securities. AIG considers nontraded securities to mean certain fixed income investments, certain structured securities, direct private equities, limited partnerships and hedge funds. The aggregate carrying value of these securities at March 31, 2006 was approximately $65 billion.

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

Financial Services Operations

AIG’s Financial Services subsidiaries engage in diversified activities including aircraft and equipment leasing, capital markets transactions, consumer finance and insurance premium financing. (See also Note 2 of Notes to Consolidated Financial Statements.)

Aircraft Finance

AIG’s Aircraft Finance operations represent the operations of ILFC, which generates its revenues primarily from leasing new and used commercial jet aircraft to domestic and foreign airlines. Revenues also result from the remarketing of commercial jets for its own account, and remarketing and fleet management for airlines and financial institutions.

     ILFC finances its purchases of aircraft primarily through the issuance of a variety of debt instruments. The composite borrowing rates, which include the effect of economic hedges, at the end of the first three months of 2006 and 2005 were 5.12 percent and 4.49 percent, respectively. (See also the discussions under “Capital Resources” and “Liquidity” herein and Note 2 of Notes to Consolidated Financial Statements.)

     ILFC’s sources of revenue are principally from scheduled and charter airlines and companies associated with the airline industry. The airline industry is sensitive to changes in economic conditions, cyclical and highly competitive. Airlines and related companies may be affected by political or economic instability, terrorist activities, changes in national policy, competitive pressures on certain air carriers, fuel prices and shortages, labor stoppages, insurance costs, recessions, world health issues and other political or economic events adversely affecting world or regional trading markets. ILFC’s revenues and income will be affected by its customers’ ability to react and cope with the volatile competitive environment in which they operate, as well as ILFC’s own competitive environment.

     ILFC is exposed to operating loss and liquidity strain through nonperformance of aircraft lessees, through owning aircraft which it would be unable to sell or re-lease at acceptable rates at lease expiration and, in part, through committing to purchase aircraft which it would be unable to lease.

     ILFC manages the risk of nonperformance by its lessees with security deposit requirements, through repossession rights, overhaul requirements, and closely monitoring industry conditions through its marketing force. However, there can be no assurance that ILFC would be able to successfully manage the risks relating to the effect of possible future deterioration in the airline industry. Approximately 90 percent of ILFC’s fleet is leased to non-U.S. carriers, and the fleet, comprised of the most efficient aircraft in the airline industry, continues to be in high demand from such carriers.

     ILFC typically contracts to re-lease aircraft before the end of the existing lease term. For aircraft returned before the end of the lease term, ILFC has generally been able to re-lease such aircraft within two to six months of its return. As a lessor, ILFC considers an aircraft “idle” or “off lease” when the aircraft is not subject to a signed lease agreement or signed letter of intent. ILFC had no aircraft off lease at March 31, 2006, and all new aircraft deliveries in 2006 have been leased. (See also the discussions under “Capital Resources” and “Liquidity” herein.)

     Management formally reviews regularly, and no less frequently than quarterly, issues affecting ILFC’s fleet, including events and circumstances that may cause impairment of aircraft values. Management evaluates aircraft in the fleet as necessary, based on these events and circumstances in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS 144). ILFC has not recognized any impairment related to its fleet. ILFC has been able to re-lease the aircraft without diminution in lease rates to an extent that would require an impairment write-down. (See also the discussions under “Liquidity” herein.)

Capital Markets

Capital Markets represents the operations of AIGFP, which engages as principal in a wide variety of financial transactions, including standard and customized financial products involving commodities, credit, currencies, energy, equities and rates. AIGFP also invests in a diversified portfolio of securities and engages in borrowing activities involving issuing standard and structured notes and other securities, and entering into guaranteed investment agreements.

     As Capital Markets is a transaction-oriented operation, current and past revenues and operating results may not provide a basis for predicting future performance. Also, AIG’s Capital Markets operations may be adversely affected by the downgrades in AIG’s credit ratings. See Item 1A. in Part II of this Quarterly Report, for a further discussion of the potential effect of the rating downgrades on AIG’s Capital Markets businesses herein.

     AIG’s Capital Markets operations derive substantially all their revenues from hedged financial positions entered in connection with counterparty transactions rather than from speculative transactions. AIGFP participates as a dealer in a wide variety of financial derivatives transactions.

     As a dealer in financial derivatives, AIGFP marks all derivative and trading transactions to fair value daily. Thus, a gain or loss on each transaction is recognized daily. Under GAAP, in certain instances, gains and losses are required to be recorded in earnings immediately, whereas in other in-

American International Group, Inc. and Subsidiaries

stances, they are required to be recognized over the life of the underlying instruments. AIGFP economically hedges the market risks arising from its transactions, although hedge accounting is not currently being applied to any of the derivatives and related assets and liabilities. Accordingly, revenues and operating income are exposed to volatility resulting from differences in the timing of revenue recognition between the derivatives and the hedged assets and liabilities. Revenues and operating income of the Capital Markets operations and the percentage change in these amounts for any given period are also significantly affected by the number, size and profitability of transactions entered into by these subsidiaries during that period relative to those entered into during the prior period. Generally, the realization of transaction revenues as measured by the receipt of funds is not a significant reporting event as the gain or loss on AIGFP’s trading transactions is currently reflected in operating income as the fair values change from period to period.

     Derivative transactions are entered into in the ordinary course of Capital Markets operations. Therefore, income on derivatives is recorded at fair value, determined by reference to the mark to market value of the derivative or their estimated fair value where market prices are not readily available. The resulting aggregate unrealized gains or losses from the derivative are reflected in the income statement. Where Capital Markets cannot verify significant model inputs to observable market data and verify the model value to market transactions, Capital Markets values the contract at the transaction price at inception and, consequently, records no initial gain or loss in accordance with Emerging Issues Task Force Issue No. 02-03, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities” (EITF 02-03). Such initial gain or loss is recognized over the life of the transaction. Capital Markets periodically reevaluates its revenue recognition under EITF 02-03 based on the observability of market parameters. The mark to fair value of derivative transactions is reflected in the balance sheet in the captions “Unrealized gain on swaps, options and forward transactions,” “Unrealized loss on swaps, options and forward transactions,” “Trading assets” and “Trading liabilities.” Unrealized gains represent the present value of the aggregate of each net receivable by counterparty, and the unrealized losses represent the present value of the aggregate of each net payable by counterparty as of March 31, 2006. These amounts will change from one period to the next due to changes in interest rates, currency rates, equity and commodity prices and other market variables, as well as cash movements, execution of new transactions and the maturing of existing transactions. (See also the discussion under “Derivatives” herein.)

     Spread income on investments and borrowings is recorded on an accrual basis over the life of the transaction. Investments are classified as securities available for sale and are marked to market with the resulting unrealized gains or losses reflected in accumulated other comprehensive income. U.S. dollar denominated borrowings are carried at cost, while borrowings in any currency other than the U.S. dollar result in unrealized foreign exchange gains or losses reported in income. AIGFP hedges the economic exposure on its investments and borrowings on a portfolio basis using derivatives and other financial instruments. While these hedges are highly effective economic hedges, the requirements under FAS 133 hedge accounting were not met. The change in the fair value of the derivatives used to hedge these economic exposures is therefore included in other revenues while the offsetting change in fair value of the hedged items is not recognized in earnings.

Consumer Finance

Domestically, AIG’s Consumer Finance operations are principally conducted through American General Finance, Inc. (AGF). AGF derives a substantial portion of its revenues from finance charges assessed on outstanding real estate loans, secured and unsecured non-real estate loans and retail sales finance receivables. The real estate loans include first or second mortgages on residential real estate generally having a maximum term of 360 months, and are considered non-conforming. These loans may be closed-end accounts or open-end home equity lines of credit and may be fixed-rate or adjustable rate products. The non-real estate loans are secured by consumer goods, automobiles, or other personal property or are unsecured. Both secured and unsecured non-real estate loans generally have a maximum term of 60 months. The core of AGF’s originations is sourced through its branches. However, a significant volume of real estate loans is also originated through broker relationships, and to lesser extents, through correspondent relationships and direct mail solicitations. In the first three months of 2006, two wholly-owned subsidiaries of AGF discontinued originating real estate loans through an arrangement with AIG Bank and began originating such loans under their own state licenses.

     Many of AGF’s borrowers are non-prime or sub-prime. Current economic conditions, such as interest rate and employment, have a direct effect on the borrowers’ ability to repay these loans. AGF manages the credit risk inherent in its portfolio by using credit scoring models at the time of credit applications, established underwriting criteria, and in certain cases, individual loan reviews. AGF’s Credit Strategy and Policy Committee monitors the quality of the finance receivables portfolio on a monthly basis when determining the appropriate level of the allowance for losses. The Credit Strategy and Policy Committee bases its conclusions on quantitative analyses, qualitative factors, current economic conditions and trends, and each committee member’s experience in the consumer finance industry. Through the first three months of 2006, the credit quality of AGF’s finance receivables continues to be strong. However, declines in the

American International Group, Inc. and Subsidiaries

strength of the U.S. housing market or economy may adversely affect the future credit quality of these receivables.

     Internationally, AIG’s Consumer Finance operations are principally conducted through AIG Consumer Finance Group (CFG). CFG operates primarily in emerging and developing markets. CFG has operations in Hong Kong, Taiwan, the Philippines, Thailand, Poland, Argentina, and Mexico. While products vary by market, the businesses generally provide credit cards, unsecured and secured non-real estate loans, term deposits, savings accounts, retail sales finance and real estate loans.

     Consumer Finance operations are exposed to loss when contractual payments are not received. Credit loss exposure is managed through underwriting controls, mix of finance receivables, collateral and collection efficiency.

     CFG monitors the quality of its finance receivable portfolio through a combination of a monthly Credit Review and quarterly Credit Reserve Committee review when determining the appropriate level of the allowance for losses. The Credit Reserve Committee bases its conclusions on quantitative analysis, qualitative factors, current economic conditions and trends, political and regulatory implications, competition, and the judgment of the committee’s members. As a result of such a review and in light of industry-wide deteriorating credit conditions and tightening of overall consumer credit, the aggregate allowance for losses in AIG Credit Card Company (Taiwan) was increased by $88 million pre-tax to approximately $130 million, CFG’s best estimate of the overall exposure at March 31, 2006. The allowance, which represents approximately 20 percent of CFG’s outstanding credit card receivables for Taiwan at that date, was shared equally by the Financial Services and Life Insurance & Retirement Services segments.

Financial Services operations for the three months ended March 31, 2006 and 2005 were as follows:

(in millions)	2006	2005

Revenues(a):
Aircraft Finance(b)	$965	$827
Capital Markets(c)(d)	(300)	756
Consumer Finance(e)	924	833
Other	26	20

Total	$1,615	$2,436

Operating income (loss)(a):
Aircraft Finance	$129	$187
Capital Markets(d)	(470)	620
Consumer Finance(f)	175	221
Other, including intercompany adjustments	7	17

Total	$(159)	$1,045

(a)	Includes the effect of hedging activities that do not qualify for hedge accounting treatment under FAS 133, including the related foreign exchange gains and losses. For the first three months of 2006 and 2005, the effect was $0 and $15 million, respectively, in operating income for Aircraft Finance and $(678) million and $468 million in both revenues and operating income for Capital Markets. These amounts result primarily from interest rate and foreign currency derivatives hedging available for sale securities and borrowings.
(b)	Revenues are primarily from ILFC aircraft lease rentals.
(c)	Revenues, shown net of interest expense, are primarily from hedged financial positions entered into in connection with counterparty transactions and the effect of hedging activities that do not qualify for hedge accounting treatment under FAS 133 described in (a) above.
(d)	Certain transactions entered into by AIGFP generate tax credits and benefits which are included in income taxes in the consolidated statement of income. The amount of such tax credits and benefits for the first three months of 2006 and 2005 are $18 million, and $19 million, respectively.
(e)	Revenues are primarily finance charges.
(f)	Includes $44 million in additional allowance for losses from AIG Credit Card Company (Taiwan) in 2006.

Financial Services Results

Financial Services operating income decreased in the first three months of 2006 compared to the same period of 2005 due to the effect of hedging activities that do not qualify for hedge accounting under FAS 133.

     Fluctuations in revenues and operating income from quarter to quarter are not unusual because of the transaction-oriented nature of Capital Markets operations and the volatility resulting from the accounting treatment for the economic hedges under FAS 133. The overwhelming majority of AIG’s financial derivatives are conducted by the Capital Markets operations. Capital Markets enters into derivative transactions to hedge the interest rate and foreign currency exposures associated with its available for sale assets and borrowings. While the derivatives entered into to hedge its outstanding transactions and positions are highly effective economic hedges, AIG did not meet the requirements for hedge accounting under FAS 133. The change in the fair value of these derivatives is included in other revenues while the offsetting change in fair value of the hedged items is not recognized in earnings.

     The effect of the Capital Markets’ derivatives not qualifying for hedge accounting on revenues and operating income in the first three months of 2006 and 2005 was $(678) million and $468 million, respectively. The majority of the net loss on AIGFP’s derivatives recognized in the first three months of 2006 was due to the rise in long-term U.S. interest rates, which resulted in a decrease in the fair value of its interest rate derivatives hedging its borrowings. To a lesser extent, the net loss was also due to slight weakening in the U.S. dollar against other currencies resulting in a decrease in the fair value of the foreign currency derivatives hedging AIGFP’s available for sale securities. The majority of the net gain on AIGFP’s derivatives in the first three months of 2005 was due to the strengthening of the U.S. dollar against the Euro, which increased the fair value of the foreign currency derivatives hedging available for sale securities. Long-term rates remained relatively flat in the first three months of 2005, thus having minimal effect on the fair value of the derivatives hedging AIGFP’s borrowings.

American International Group, Inc. and Subsidiaries

     To the extent the Financial Services subsidiaries, other than AIGFP, use derivatives to economically hedge their assets or liabilities with respect to their future cash flows, and such hedges do not qualify for hedge accounting treatment under FAS 133, the changes in fair value of such derivatives are recorded in realized capital gains (losses) or other revenues.

     Financial market conditions in the first three months of 2006 continued to be characterized by a general flattening of interest rate yield curves across fixed income markets globally, tightening of credit spreads and equity valuations that were slightly higher. The decline in Capital Markets operating results for the first three months of 2006 was principally due to losses on derivatives not qualifying for hedge accounting under FAS 133, which was partially offset by improved transaction flow in AIGFP’s credit, commodity index and equity products.

     The most significant component of Capital Markets operating expenses is compensation, which was approximately $136 million and $111 million in the first three months of 2006 and 2005, respectively. The amount of compensation was not affected by gains and losses not qualifying for hedge accounting treatment under FAS 133.

     As a result of AIG’s early adoption of FAS 155, AIGFP elected to apply the fair value option to certain of its structured notes and other financial liabilities containing embedded derivatives outstanding as of January 1, 2006. The cumulative effect from the adoption of FAS 155 on these instruments at January 1, 2006 was a loss of approximately $29 million pre-tax. The application of the fair value option to these hybrid financial instruments did not have a significant effect on AIGFP’s operating income for the three months ended March 31, 2006.

     ILFC’s operating income decreased in the first three months of 2006 compared to the same period of 2005 as improvements in sales environment and increased lease revenues were offset by increased borrowing costs and certain adjustments for credit and tax reserves and lease-related accruals. ILFC’s revenues increased in the first three months of 2006 compared to the same period of 2005 as a result of growth in the number of aircraft in ILFC’s fleet, continued net improvements in lease rates and an increase in overhaul revenue.

     Consumer Finance’s operating income decreased in the first three months of 2006 compared to the same period of 2005 primarily due to the increase in borrowing costs and increases in the allowance for losses related to industry-wide credit deterioration in the Taiwan credit card market, which is going through credit tightening and uncertain regulatory developments.

     Domestically, the relatively low interest rate environment throughout 2005 and the first three months of 2006 contributed to a high level of mortgage refinancing activity. AGF’s average net finance receivables increased 14 percent in the first three months of 2006 when compared to the same period in 2005. However, net originations and purchases of finance receivables in AGF’s centralized real estate business segment decreased in the first three months of 2006 as compared to the same period in 2005 primarily caused by a less robust U.S. housing market. The increase in AGF’s revenues that principally resulted from portfolio growth was offset by higher interest expense and depressed whole loan sale prices resulting from a flattened yield curve. Both short-term and long-term market interest rates continued to increase significantly over the past year. AGF’s short-term and long-term borrowing costs were 4.59 percent and 4.84 percent in the first three months of 2006, respectively, compared to 3.03 percent and 4.34 percent in the same period in 2005, respectively. Despite high energy costs, the U.S. economy continued to expand during the first three months of 2006, improving consumer credit quality. AGF’s charge-off ratio improved 37 basis points in the first three months of 2006 when compared to the same period in 2005. AGF’s delinquency ratio at March 31, 2006 improved 24 basis points when compared to March 31, 2005. At March 31, 2006, AGF’s allowance ratio was 2.10 percent compared to 2.12 percent at March 31, 2005.

American International Group, Inc. and Subsidiaries

Financial Services Invested Assets

The following table is a summary of the composition of AIG’s Financial Services invested assets at March 31, 2006 and December 31, 2005. (See also the discussions under “Operating Review: Financial Services Operations,” “Capital Resources” and “Derivatives” herein.)

	2006		2005

	Invested	Percent of	Invested	Percent of
(dollars in millions)	Assets	Total	Assets	Total

Fixed maturities:
Bonds available for sale, at market value	$1,313	0.9%	$1,307	0.9%
Equity securities:
Preferred stocks available for sale, at market value	9	–	10	–
Mortgage loans on real estate, net of allowance	65	–	71	–
Policy loans	2	–	2	–
Collateral and guaranteed loans, net of allowance	2,202	1.5	1,719	1.2
Financial services assets:
Flight equipment primarily under operating leases, net of accumulated depreciation	37,580	25.2	36,245	24.1
Securities available for sale, at market value	38,225	25.6	37,511	24.9
Trading securities, at market value	6,350	4.3	6,499	4.3
Spot commodities	230	0.2	92	0.1
Unrealized gain on swaps, options and forward transactions	17,792	11.9	18,695	12.4
Trading assets	1,411	0.9	1,204	0.8
Securities purchased under agreements to resell, at contract value	12,297	8.2	14,519	9.7
Finance receivables, net of allowance	27,219	18.2	27,995	18.6
Securities lending collateral, at market value	60	–	–	–
Other invested assets	2,953	2.0	2,751	1.9
Short-term investments, at cost	1,293	0.9	1,382	0.9
Cash	282	0.2	331	0.2
Investment income due and accrued	19	–	18	–
Real estate, net of accumulated depreciation	24	–	24	–

Total	$149,326	100.0%	$150,375	100.0%

     As previously discussed, the cash used for the purchase of flight equipment is derived primarily from the proceeds of ILFC’s debt financings. The primary sources for the repayment of this debt and the interest expense thereon are the cash flow from operations, proceeds from the sale of flight equipment and the rollover and refinancing of the prior debt. During the first three months of 2006, ILFC acquired flight equipment costing $1.90 billion. (See also the discussion under “Operating Review: Financial Services Operations” and “Capital Resources” herein.)

     At March 31, 2006, ILFC had committed to purchase 308 new and used aircraft deliverable from 2006 through 2015 at an estimated aggregate purchase price of $21.4 billion and had options to purchase 16 new aircraft at an estimated aggregate purchase price of $1.5 billion. As of March 31, 2006, ILFC has entered into leases for all of the new aircraft to be delivered in 2006. ILFC will be required to find customers for any aircraft currently on order and any aircraft to be ordered, and it must arrange financing for portions of the purchase price of such equipment. ILFC has been successful to date both in placing its new aircraft on lease or under sales contract and obtaining adequate financing, but there can be no assurance that such success will continue in future environments.

     AIG’s Consumer Finance operations provide a wide variety of consumer finance products, including real estate loans, credit card loans, non-real estate loans, retail sales finance and credit-related insurance to customers both domestically and overseas, particularly in emerging markets. These products are funded through a combination of deposits and various borrowings including commercial paper and medium term notes. AIG’s Consumer Finance operations are exposed to credit risk and risk of loss resulting from adverse fluctuations in interest rates. Over half of the finance receivable balance is related to real estate loans which are substantially collateralized by the related properties.

     With respect to credit losses, the allowance for losses is maintained at a level considered adequate to absorb anticipated credit losses existing in that portfolio.

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

American International Group, Inc. and Subsidiaries

prior to maturity. AIG believes that the effect of any such event would not be significant to AIG’s financial condition or its overall liquidity. (See also the discussion under “Operating Review: Financial Services Operations” and “Derivatives” herein.)

     AIGFP uses the proceeds from the issuance of notes and bonds and borrowings under guaranteed investment agreements (GIAs) to invest in a diversified portfolio of securities, including securities available for sale, at market, and derivative transactions. The funds may also be temporarily invested in securities purchased under agreements to resell. The proceeds from the disposal of the aforementioned securities available for sale and securities purchased under agreements to resell have been used to fund the maturing GIAs or other AIGFP financings, or invest in new assets. (See also the discussion under “Capital Resources” herein.)

     Securities available for sale is predominantly a portfolio of fixed income securities, where the individual securities have varying degrees of credit risk. At March 31, 2006, the average credit rating of this portfolio was AA+ or the equivalent thereto as determined through rating agencies or internal review. AIGFP has also entered into credit derivative transactions to economically hedge its credit risk associated with $105 million of these securities. Securities deemed below investment grade at March 31, 2006 amounted to approximately $154 million in fair value representing 0.3 percent of the total AIGFP securities available for sale. There have been no significant downgrades through March 31, 2006. If its securities available for sale portfolio were to suffer significant default and the collateral held declined significantly in value with no replacement or the credit default swap counterparty failed to perform, AIGFP could have a liquidity strain. AIG guarantees AIGFP’s payment obligations, including its debt obligations.

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

     AIGFP owns inventories in certain commodities in which it trades, and may reduce the exposure to market risk through the use of swaps, forwards, futures and option contracts. Physical commodities held in AIGFP’s wholly-owned broker dealer subsidiary are recorded at market value. All other commodities are recorded at the lower of cost or market.

     Trading securities, at market value, and securities and spot commodities sold but not yet purchased, at market value are marked to market daily with the unrealized gain or loss being recognized in income at that time. These trading securities are held to meet the short-term risk management objectives of Capital Markets operations.

The gross unrealized gains and gross unrealized losses of Capital Markets operations included in the financial services assets and liabilities at March 31, 2006 were as follows:

	Gross	Gross
	Unrealized	Unrealized
(in millions)	Gains	Losses

Securities available for sale, at market value	$1,193	$1,414
Unrealized gain/ loss on swaps, options and forward transactions*	17,792	11,267

*	These amounts are also presented as the respective balance sheet amounts.

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

American International Group, Inc. and Subsidiaries

the sale of guaranteed investment contracts, also known as funding agreements (GICs). Such services and products are offered to individuals and institutions both domestically and overseas.

Asset Management revenues and operating income for the three months ended March 31, 2006 and 2005 were as follows:

(in millions)	2006	2005

Revenues:
Guaranteed investment contracts	$822	$896
Institutional Asset Management	279	319
Brokerage Services and Mutual Funds	73	63
Other	65	99

Total	$1,239	$1,377

Operating income:
Guaranteed investment contracts(a)	$218	$319
Institutional Asset Management(b)(c)	159	161
Brokerage Services and Mutual Funds	23	13
Other	61	97

Total	$461	$590

(a)	The effect of hedging activities that do not qualify for hedge accounting treatment under FAS 133 was $0 and $62 million for the first three months of 2006 and 2005, respectively.
(b)	Includes the full results of certain AIG managed private equity and real estate funds that are consolidated effective December 31, 2003 pursuant to FIN46R, “Consolidation of Variable Interest Entities”. For the first three months of 2006 and 2005, operating income includes $27 million and $75 million of third-party limited partner earnings offset in minority interest expense.
(c)	Includes the full results of certain AIG managed partnerships that are consolidated effective January 1, 2006 pursuant to EITF 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights”. For the first three months of 2006, operating income includes $69 million of third-party limited partner earnings offset in minority interest expense.

Asset Management Results

Asset Management operating income decreased in the first three months of 2006 compared to the same period of 2005 as a result of the continued run-off of AIG’s GIC portfolio combined with spread compression. In addition, there was a decline in realized gains on sales of real estate investments and performance fees earned on various private equity investments. The revenues and operating income with respect to the segment are largely affected by the general conditions in the equity and credit markets. The decrease for the quarter was primarily due to the decline in the GIC business. GICs were sold domestically and abroad to both institutions and individuals. These products were written on an opportunistic basis when the market conditions were favorable. A significant portion of the remaining GIC portfolio consists of floating rate obligations. AIG has entered into hedges to manage against increases in short-term interest rates. AIG continues to believe these hedges are economically effective but do not qualify for hedge accounting under FAS 133. As a result, continued increases in short-term interest rates will negatively affect operating income in the segment. Realized capital gains from the hedges offset the negative trend in operating income. GIC revenues include income from Sun America partnerships supporting the GIC line of business and are significantly affected by performance in the equity markets. Thus, revenues, operating income and cash flow attributable to GICs will vary among reporting periods. The decline in GIC operating income in the first three months of 2006 compared to the same period of 2005 reflects tighter spreads in the GIC portfolio, partially offset by improved net partnership returns. Spread compression has occurred as the base portfolio yield declined primarily due to an increase in the cost of funds in the short-term floating rate portion of the GIC portfolio, only partially offset by increased investment income from the floating rate assets backing the portfolio. As mentioned above, the lower level of gains and performance based fees also contributed to the decline in operating income for the first three months of 2006. These gains and performance fees are contingent upon various fund closings, maturity levels and market conditions, and by their nature, are not predictable. Therefore, the effect on the segment’s earnings may vary from period to period.

     In September 2005, AIG launched a $10 billion medium term note program in the Euromarkets under which AIG debt securities are issued primarily for a matched investment program. AIG issued its first debt securities under the matched investment program in April 2006, selling Euro 500 million principal amount of notes. AIG also expects to launch a matched investment program in the domestic market which, along with the Euro program, will become AIG’s principal spread-based investment activity. However, the timing of the launch of the domestic program remains uncertain. Because AIG’s credit spreads in the capital markets have widened following the ratings declines, there may be a reduction in the earnings on new business in AIG’s institutional spread based funding business.

     Asset Management operating income represented 10 percent of AIG’s consolidated income before income taxes, minority interest and cumulative effect of an accounting change in the first three months of 2006. This compares to 10 percent in the same period of 2005.

     At March 31, 2006 and 2005, AIG’s third party assets under management, including both retail mutual funds and institutional accounts, exceeded $65 billion and $55 billion and the aggregate GIC reserve was $48.1 billion and $55.8 billion, respectively.

Other Operations

Other operations include AIG’s equity in certain partially owned companies, the distributions on the liabilities connected to trust preferred stock, as well as the unallocated corporate expenses of the parent holding company and other miscellaneous income and expenses. Other income (loss) amounted to $(338) million and $36 million in the first three

American International Group, Inc. and Subsidiaries

months of 2006 and 2005, respectively. Included in the 2006 amount is compensation expense related to the 2006 Starr tender offer of $54 million. See also Note 4 of Notes to the Consolidated Financial Statements. In addition, included in the 2006 amount is compensation expense with respect to the SICO Plans of $76 million, including various adjustments totalling $61 million, primarily relating to stock-split adjustments and other miscellaneous items. See also Note 4 of Notes to the Consolidated Financial Statements.

     Other realized capital gains (losses), amounted to $(57) million and $155 million for the three months ended March 31, 2006 and 2005, respectively.

Capital Resources

At March 31, 2006, AIG had total consolidated shareholders’ equity of $88.39 billion and total consolidated borrowings of $118.8 billion. At that date, $104.1 billion of such borrowings were either not guaranteed by AIG or were AIGFP’s matched borrowings under obligations of GIAs, liabilities connected to trust preferred stock, or matched notes and bonds payable.

Borrowings

At March 31, 2006, AIG’s net borrowings were $14.67 billion after reflecting amounts that were matched borrowings under AIGFP’s obligations of GIAs, matched notes and bonds payable, amounts not guaranteed by AIG and liabilities connected to trust preferred stock. The following table summarizes borrowings outstanding at March 31, 2006 and December 31, 2005:

(in millions)	2006	2005

AIG’s net borrowings	$14,665	$10,425
Liabilities connected to trust preferred stock	1,390	1,391
AIGFP
GIAs	21,600	20,811
Matched notes and bonds payable	25,874	24,950
Borrowings not guaranteed by AIG	55,252	52,272

Total	$118,781	$109,849

Borrowings issued or guaranteed by AIG and those borrowings not guaranteed by AIG at March 31, 2006 and December 31, 2005 were as follows:

(in millions)	2006	2005

AIG borrowings:
Medium term notes	$89	$112
Notes and bonds payable	4,498	4,495
Loans and mortgages payable	2,008	814

Total	6,595	5,421

Borrowings guaranteed by AIG:
AIGFP
GIAs	21,600	20,811
Notes and bonds payable	21,949	26,463
Hybrid financial instrument liabilities	6,109	—

Total	49,658	47,274

AIG Funding, Inc. commercial paper	5,089	2,694

AGC Notes and bonds payable	797	797

Liabilities connected to trust preferred stock	1,390	1,391

Total borrowings issued or guaranteed by AIG	63,529	57,577

Borrowings not guaranteed by AIG:
ILFC
Commercial paper	2,917	2,615
Medium term notes	5,157	4,689
Notes and bonds payable*	19,451	19,026

Total	27,525	26,330

AGF
Commercial paper	4,209	3,423
Medium term notes	16,866	17,736
Notes and bonds payable	1,692	983

Total	22,767	22,142

Commercial paper:
AIG Credit Card Company (Taiwan)	373	476
AIG Finance (Taiwan) Limited	1	–

Total	374	476

Loans and mortgages payable:
AIGCFG	967	864
AIG Finance (Hong Kong) Limited	204	183

Total	1,171	1,047

Other Subsidiaries	935	927

Variable Interest Entity debt:
A.I. Credit	876	–
AIG Global Investment Group	140	140
AIG Global Real Estate Investment	1,222	977
AIG SunAmerica	242	233

Total	2,480	1,350

Total borrowings not guaranteed by AIG	55,252	52,272

Total Debt	$118,781	$109,849

*	Includes borrowings under Export Credit Facility of $2.8 billion and $2.6 billion, at March 31, 2006 and December 31, 2005, respectively.

     AIG intends to continue its customary practice of issuing debt securities from time to time to meet its financing needs and those of certain of its subsidiaries for general corporate purposes, as well as for a matched investment program.

American International Group, Inc. and Subsidiaries

     On April 20, 2006, AIG sold $1.0 billion principal amount of notes in a Rule 144A/Regulation S offering bearing interest at a rate of 6.250 percent per annum and maturing in 2036. On September 30, 2005, AIG sold $1.5 billion principal amount of notes in a Rule 144A/Regulation S offering, $500 million of which bear interest at a rate of 4.700 percent per annum and mature in 2010 and $1.0 billion of which bear interest at a rate of 5.05 percent per annum and mature in 2015. These notes are senior unsecured obligations of AIG and rank equally with all of AIG’s other senior debt outstanding. AIG has agreed to use commercially reasonable efforts to consummate an exchange offer for these notes by having declared effective a registration statement for the September 2005 and April 2006 notes within 360 days and 240 days, respectively, of the date on which the notes were issued.

     On April 26, 2006, AIG completed its first offering of debt securities under its European medium term note program, selling Euro 750 million principal amount of notes bearing interest at a rate of 4.375 percent and maturing in 2016, Euro 500 million principal amount of floating rate notes maturing in 2011, and British Pound Sterling 500 million principal amount of notes bearing interest at a rate of 5.000 percent and maturing in 2023.

     Except for the Euro 500 million principal amount of floating rate notes, the proceeds of which were used to fund the matched investment program, the proceeds from each issuance of 144A/Regulation S notes and European medium term notes were used for general corporate purposes, including the repayment of commercial paper.

     In March 2006, AIG borrowed a total of $1.3 billion on an unsecured basis pursuant to loan agreements with third-party banks, $500 million of which matures in February 2007 but can be extended by AIG for an additional seven-month period and $800 million of which matures in March 2007. In September 2005, AIG borrowed a total of $600 million on an unsecured basis pursuant to loan agreements with third-party banks, $500 million of which matures in August 2006 but can be extended by AIG for an additional seven-month period and $100 million of which matures in September 2006.

     AIGFP uses the proceeds from the issuance of notes and bonds and GIA borrowings to invest in a diversified portfolio of securities and derivative transactions. The borrowings may also be temporarily invested in securities purchased under agreements to resell. AIG guarantees the obligations of AIGFP under AIGFP’s structured notes and bonds and GIA borrowings. Certain of AIGFP’s notes contain embedded derivatives that are required to be accounted for separately under FAS 133. Upon AIG’s early adoption of FAS 155, AIGFP has elected the fair value option for these instruments. Those notes that are accounted for using the fair value option are reported separately under hybrid financial instrument liabilities. (See also the discussions under “Operating Review: Financial Services Operations,” “Liquidity” and “Derivatives” herein.)

     AIGFP has a Euro Medium Term Note Program under which an aggregate nominal amount of up to $10.0 billion of notes may be outstanding at any one time. The Program provides that additional notes may be issued to replace matured or redeemed notes. As of March 31, 2006, $8.85 billion of notes had been issued under the program, $3.50 billion of which were outstanding including $317 million resulting from foreign exchange translation into U.S. dollars. Notes issued under this program are included in Notes and Bonds Payable in the preceding table of borrowings.

     AIG Funding, Inc. (AIG Funding), through the issuance of commercial paper, helps fulfill the short-term cash requirements of AIG and its subsidiaries. AIG Funding intends to continue to meet AIG’s funding requirements through the issuance of commercial paper guaranteed by AIG. The issuance of AIG Funding’s commercial paper is subject to the approval of AIG’s Board of Directors.

     AIG and AIG Funding are parties to unsecured syndicated revolving credit facilities aggregating $2.75 billion, consisting of $1.375 billion in a 364-day revolving credit facility that expires in July of 2006 and $1.375 billion in a five-year revolving credit facility that expires in July of 2010. The 364-day facility allows for the conversion by AIG of any outstanding loans at expiration into one-year term loans. The facilities can be used for general corporate purposes and also to provide backup for AIG’s commercial paper programs administered by AIG Funding. AIG expects to replace or extend these credit facilities on or prior to their expiration. There are currently no borrowings outstanding under these facilities, nor were any borrowings outstanding as of March 31, 2006.

     In November 2005, AIG and AIG Funding entered into a 364-day revolving credit facility for an aggregate amount of $3 billion, which can be drawn in the form of loans or letters of credit. The credit facility expires in November 2006 but allows for the issuance of letters of credit with terms of up to ten years and provides for the conversion by AIG of any outstanding loans at expiration into one-year term loans. The facility can be used for general corporate purposes, including providing backup for AIG’s commercial paper programs administered by AIG Funding and obtaining letters of credit to secure obligations under insurance and reinsurance transactions. There are currently no loans outstanding under the facility, nor were any loans outstanding as of March 31, 2006. As of such dates, $1.01 billion was available to be drawn under the facility, with the remainder having been drawn in the form of letters of credit.

     AIG is also a party to an unsecured 364-day inter-company revolving credit facility provided by certain of its subsidiaries aggregating $2 billion that expires in October of 2006. The facility allows for the conversion of any outstanding loans at expiration into one-year term loans. The facility can be used for general corporate purposes and also to pro-

American International Group, Inc. and Subsidiaries

vide backup for AIG’s commercial paper programs. AIG expects to replace or extend this credit facility on or prior to its expiration. There are currently no borrowings outstanding under the inter-company facility, nor were any borrowings outstanding as of March 31, 2006.

     ILFC fulfills its short term cash requirements through the issuance of commercial paper. The issuance of commercial paper is subject to the approval of ILFC’s Board of Directors and is not guaranteed by AIG. ILFC is a party to unsecured syndicated revolving credit facilities aggregating $6.0 billion at March 31, 2006. The facilities can be used for general corporate purposes and also to provide backup for ILFC’s commercial paper program. They consist of $2.0 billion in a 364-day revolving credit facility that expires in October 2006, with a one-year term out option, $2.0 billion in a five-year revolving credit facility that expires in October 2009 and $2.0 billion in a five-year revolving credit facility that expires in October 2010. ILFC expects to replace or extend these credit facilities on or prior to their expiration. There are currently no borrowings under these facilities, nor were any borrowings outstanding as of March 31, 2006.

     At March 31, 2006, ILFC had increased the aggregate principal amount outstanding of its medium term and long-term notes. The foreign exchange adjustment for the foreign currency denominated debt was $328 million at March 31, 2006 and $197 million at December 31, 2005. ILFC had $13.13 billion of debt securities registered for public sale at March 31, 2006. As of March 31, 2006, $9.96 billion of debt securities were issued. In addition, ILFC has a Euro Medium Term Note Program for $7.0 billion, under which $4.98 billion in notes were sold through March 31, 2006. ILFC has substantially eliminated the currency exposure arising from foreign currency denominated notes by economically hedging the portion of the note exposure not already offset by Euro denominated operating lease payments, although such hedges do not qualify for hedge accounting treatment under FAS 133. Notes issued under the Euro Medium Term Note program are included in Notes and Bonds Payable in the preceding table of borrowings.

     ILFC had a $4.3 billion Export Credit Facility for use in connection with the purchase of approximately 75 aircraft delivered through 2001. This facility was guaranteed by various European Export Credit Agencies. The interest rate varies from 5.75 percent to 5.90 percent on these amortizing ten-year borrowings depending on the delivery date of the aircraft. At March 31, 2006, ILFC had $1.2 billion outstanding under this facility. The debt is collateralized by a pledge of the shares of a subsidiary of ILFC, which holds title to the aircraft financed under the facility.

     In May 2004, ILFC entered into a similarly structured Export Credit Facility for up to a maximum of $2.64 billion for Airbus aircraft to be delivered through May 31, 2005. The facility has since been extended to include aircraft to be delivered through May 31, 2006. The facility becomes available as the various European Export Credit Agencies provide their guarantees for aircraft based on a six-month forward-looking calendar, and the interest rate is determined through a bid process. At March 31, 2006, ILFC had $1.6 billion outstanding under this facility. Borrowings with respect to these facilities are included in Notes and Bonds Payable in the preceding table of borrowings.

     In August 2004, ILFC received a commitment for an Ex-Im Bank comprehensive guarantee in the amount of $1.68 billion to support the financing of up to 30 new Boeing aircraft. The initial delivery period from September 1, 2004 through August 31, 2005 has been extended by ILFC to August 31, 2006. ILFC did not have any borrowings outstanding under this facility at March 31, 2006. From time to time, ILFC enters into various bank financings. As of March 31, 2006 the total funded amount was $1.6 billion. The financings mature through 2011. One tranche of one of the loans totaling $410 million was funded in Japanese yen and swapped to U.S. dollars.

     In December of 2005, ILFC entered into two tranches of junior subordinated debentures totaling $1.0 billion. Both mature on December 21, 2065, but each tranche has a different call option. The $600 million tranche has a call date of December 21, 2010 and the $400 million tranche has a call date of December 21, 2015. The debenture with the 2010 call date has a fixed interest rate of 5.90 percent for the first five years. The debenture with the 2015 call date has a fixed interest rate of 6.25 percent for the first ten years. Both tranches have interest rate adjustments if the call option is not exercised. If the call option is not exercised, the new interest rate will be a floating quarterly reset rate based on the initial credit spread plus the highest of (i) 3 month LIBOR, (ii) 10-year constant maturity treasury and (iii) 30-year constant maturity treasury.

     The proceeds of ILFC’s debt financing are primarily used to purchase flight equipment, including progress payments during the construction phase. The primary sources for the repayment of this debt and the interest expense thereon are the cash flow from operations, proceeds from the sale of flight equipment and the rollover and refinancing of the prior debt. AIG does not guarantee the debt obligations of ILFC. (See also the discussions under “Operating Review: Financial Services Operations” and “Liquidity” herein.)

     AGF fulfills its short term cash requirements through the issuance of commercial paper. The issuance of commercial paper is subject to the approval of AGF’s Board of Directors and is not guaranteed by AIG. AGF is a party to unsecured syndicated revolving credit facilities aggregating $4.25 billion, consisting of $2.125 billion in a 364-day revolving credit facility that expires in July of 2006 and $2.125 billion in a five-year revolving credit facility that expires in July of 2010. The 364-day facility allows for the conversion by AGF of any outstanding loans at expiration into a one-year term

American International Group, Inc. and Subsidiaries

loan. The facilities can be used for general corporate purposes and also to provide backup for AGF’s commercial paper programs. AGF expects to replace or extend these credit facilities on or prior to their expiration. There are currently no borrowings under these AGF facilities, nor were any borrowings outstanding as of March 31, 2006.

     During 2005, AGF issued $5.44 billion of fixed rate and variable rate medium term notes ranging in maturities from two to ten years. As of March 31, 2006, notes aggregating $16.87 billion were outstanding with maturity dates ranging from 2006 to 2015 at interest rates ranging from 1.84 percent to 7.50 percent. To the extent deemed appropriate, AGF may enter into swap transactions to manage its effective borrowing with respect to these notes.

     AGF’s other funding sources include private placement debt, retail note issuances, securitizations of finance receivables that AGF accounts for as on-balance-sheet secured financings and bank financings. In addition, AGF has become an established issuer of long-term debt in the international capital markets.

     In addition to debt refinancing activities, proceeds from the collection of finance receivables will be used to pay the principal and interest with respect to AGF’s debt. AIG does not guarantee any of the debt obligations of AGF. See also the discussion under “Operating Review — Financial Services Operations” and “Liquidity” herein.

     AIG Credit Card Company (Taiwan) and AIG Finance (Taiwan) Limited, both consumer finance subsidiaries in Taiwan, have issued commercial paper for the funding of their own operations. AIG did not guarantee the commercial paper issued by either of these subsidiaries.

Contractual Obligations and Other Commercial Commitments

The maturity schedule of AIG’s contractual obligations at March 31, 2006 was as follows:

(in millions)

		Payments due by Period

		Less	One	Four
		Than	Through	Through
	Total	One	Three	Five	After Five
	Payments	Year	Years	Years	Years

Borrowings(a)	$103,712	$43,853	$22,024	$19,156	$18,679
Loss reserves(b)	78,100	21,477	23,821	11,325	21,477
Insurance and investment contract liabilities(c)	628,401	30,819	47,966	45,005	504,611
Aircraft purchase commitments	21,428	4,146	10,523	3,775	2,984

Total	$831,641	$100,295	$104,334	$79,261	$547,751

(a)	Excludes commercial paper and obligations included as debt pursuant to FIN 46R and includes hybrid financial instrument liabilities.
(b)	Represents future loss and loss adjustment expense payments estimated based on historical loss development payment patterns.
(c)	Insurance and investment contract liabilities include various investment-type products with contractually scheduled maturities including periodic payments of a term certain nature and guaranteed maturities under guaranteed investment contracts. Insurance and investment contract liabilities also include benefit and claim liabilities, of which a significant portion represents policies and contracts that do not have stated contractual maturity dates and may not result in any future payment obligations. For these policies and contracts (i) AIG is currently not making payments until the occurrence of an insurable event, such as death or disability, (ii) payments are conditional on survivorship, or (iii) the occurrence of a payment due to a surrender or other non-scheduled event out of AIG’s control. AIG has made significant assumptions to determine the estimated undiscounted cash flows of these contractual policy benefits which include mortality, morbidity, future lapse rates, expenses, investment returns and interest crediting rates, offset by expected future deposits and premium on in-force policies. Due to the significance of the assumptions used, the amounts presented could be materially different from actual required payments. The amounts presented in this table are undiscounted and therefore exceed the future policy benefits and policyholder contract deposits included in the balance sheet.

American International Group, Inc. and Subsidiaries

The maturity schedule of AIG’s other commercial commitments by segment at March 31, 2006 was as follows:

(in millions)

		Amount of Commitment Expiration

		Less	One	Four
	Total	Than	Through	Through	After
	Amounts	One	Three	Five	Five
	Committed	Year	Years	Years	Years

Letters of credit:
Life Insurance & Retirement Services	$185	$50	$5	$22	$108
DBG	250	250	–	–	–
Standby letters of credit:
Capital Markets	1,749	12	33	49	1,655
Guarantees:
Life Insurance & Retirement Services (a)	3,437	109	388	–	2,940
Aircraft Finance	125	3	40	–	82
Asset Management	88	49	7	32	–
Parent Company(b)	397	396	1	–	–
Other commercial commitments(c):
Capital Markets(d)	11,152	2,786	1,277	700	6,389
Aircraft Finance(e)	1,883	–	131	868	884
Life Insurance & Retirement Services (f)	3,424	562	1,193	822	847
Asset Management	549	394	140	15	–
DBG(g)	1,086	–	–	–	1,086

Total	$24,325	$4,611	$3,215	$2,508	$13,991

(a)	Primarily AIG SunAmerica construction guarantees connected to affordable housing investments.
(b)	Represents reimbursement obligations under letters of credit issued by commercial banks.

(c)	Excludes commitments with respect to pension plans. The annual pension contribution for 2006 is expected to be approximately $70 million for U.S. and non-U.S. Plans.

(d)	Primarily liquidity facilities provided in connection with certain municipal swap transactions and collateralized bond obligations.
(e)	Primarily in connection with options to acquire aircraft.
(f)	Primarily AIG SunAmerica commitments to invest in partnerships.
(g)	Primarily commitments to invest in limited partnerships.

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

     As a result of the downgrades of AIG’s long-term senior debt ratings, AIG was required to post approximately $1.16 billion of collateral with counterparties to municipal guaranteed investment agreements and financial derivatives transactions. In the event of a further downgrade, AIG will be required to post additional collateral. It is estimated that, as of the close of business on April 30, 2006 based on AIG’s outstanding municipal guaranteed investment agreements and financial derivatives transactions as of such date, a further downgrade of AIG’s long-term senior debt ratings to ‘Aa3’ by Moody’s or ‘AA–’ by S&P would permit counterparties to call for approximately $896 million of additional collateral. Further, additional downgrades could result in requirements for substantial additional collateral, which could have a material effect on how AIG manages its liquidity. The actual amount of additional collateral that AIG would be required to post to counterparties in the event of such downgrades depends on market conditions, the market value of the outstanding affected transactions and other factors prevailing at the time of the downgrade. Any additional obligations to post collateral will increase the demand on AIG’s liquidity.

Shareholders’ Equity

AIG’s consolidated shareholders’ equity increased $2.07 billion during the first three months of 2006. Retained earnings increased $3.10 billion, resulting from net income of $3.2 billion and $308 million reflecting the cumulative effect of accounting changes relating to the adoption of FSP 85-4-1 and FAS 155 less dividends of $400 million. Unrealized appreciation of investments, net of taxes decreased $1.50 billion and the cumulative translation adjustment loss, net of taxes, decreased $260 million. During the first three months of 2006 there was a gain of $17 million, net of taxes, relating to derivative contracts designated as cash flow hedging instruments. (See also the discussion under “Operating Review”

American International Group, Inc. and Subsidiaries

and “Liquidity” herein and the Consolidated Statement of Comprehensive Income.)

     AIG has in the past reinvested most of its unrestricted earnings in its operations and believes such continued reinvestment in the future will be adequate to meet any foreseeable capital needs. However, AIG may choose from time to time to raise additional funds through the issuance of additional securities.

Stock Purchase

During the period January 1, 2006 through March 31, 2006, AIG did not purchase any shares of its common stock under its existing share repurchase authorization. AIG from time to time may buy shares of its common stock in the open market for general corporate purposes, including to satisfy its obligations under various employee benefit plans. At March 31, 2006, an additional 36,542,700 shares could be purchased under the then current authorization by AIG’s Board of Directors.

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

     AIG’s insurance subsidiaries file financial statements prepared in accordance with statutory accounting practices prescribed or permitted by domestic and foreign insurance regulatory authorities. The principal differences between statutory financial statements and financial statements prepared in accordance with U.S. GAAP for domestic companies are that statutory financial statements do not reflect deferred policy acquisition costs, some bond portfolios may be carried at amortized cost, assets and liabilities are presented net of reinsurance, policyholder liabilities are valued using more conservative assumptions and certain assets are non-admitted.

     AIG recently filed the 2005 statutory financial statements for its domestic General Insurance companies after reviewing and agreeing with the relevant state insurance regulators on the statutory accounting treatment of various items. The regulatory authorities have also permitted certain of the domestic and foreign insurance subsidiaries to support the carrying value of their investments in certain non-insurance and foreign insurance subsidiaries by utilizing the AIG audited consolidated financial statements to satisfy the requirement that the U.S. GAAP-basis equity of such entities be audited. In addition, the regulatory authorities have permitted the domestic General Insurance companies to utilize audited financial statements prepared on a basis of accounting other than U.S. GAAP to value investments in joint ventures, limited partnerships and hedge funds. These permitted practices did not affect the domestic General Insurance companies’ compliance with minimum regulatory capital requirements.

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

     As discussed above, various regulators have commenced investigations into certain insurance business practices. In addition, the OTS and other regulators routinely conduct examinations of AIG and its subsidiaries, including AIG’s consumer finance operations. AIG cannot predict the ultimate effect that these investigations and examinations, or any additional regulation arising therefrom, might have on its

American International Group, Inc. and Subsidiaries

business. Federal, state or local legislation may affect AIG’s ability to operate and expand its various financial services businesses, and changes in the current laws, regulations or interpretations thereof may have a material adverse effect on these businesses. See “Risk Factors — Regulatory Investigations” in Item 1A. of Part I of AIG’s 2005 Annual Report on Form 10-K for a further discussion of the effect these investigations may have on AIG’s businesses.

     AIG’s U.S. operations are negatively affected under guarantee fund assessment laws which exist in most states. As a result of operating in a state which has guarantee fund assessment laws, a solvent insurance company may be assessed for certain obligations arising from the insolvencies of other insurance companies which operated in that state. AIG generally records these assessments upon notice. Additionally, certain states permit at least a portion of the assessed amount to be used as a credit against a company’s future premium tax liabilities. Therefore, the ultimate net assessment cannot reasonably be estimated. The guarantee fund assessments net of credits for the first three months of 2006 were $3 million.

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

     At March 31, 2006, AIG’s consolidated invested assets included $18.59 billion of cash and short-term investments. Consolidated net cash provided by operating activities in the first three months of 2006 amounted to $3.07 billion.

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

American International Group, Inc. and Subsidiaries

could also create a liquidity strain. (See also the discussions under “Operating Review: Life Insurance & Retirement Services Operations” herein.)

     In addition to the combined insurance pretax operating cash flow, AIG’s insurance operations held $10.36 billion in cash and short-term investments at March 31, 2006. Operating cash flow and the cash and short-term balances held provided AIG’s insurance operations with a significant amount of liquidity. AIG subsidiaries have also issued debt securities to meet capital needs. In December 2005, Transatlantic issued $750 million of debt securities in a public offering, of which $450 million were purchased by other AIG subsidiaries. Transatlantic contributed the proceeds of the offering to a reinsurance company subsidiary.

     This liquidity is available, among other things, to purchase predominately high quality and diversified fixed income securities and, to a lesser extent, marketable equity securities, and to provide mortgage loans on real estate, policy loans and collateral loans. This cash flow coupled with proceeds of approximately $30 billion from the maturities, sales and redemptions of fixed income securities and from the sale of equity securities was used to purchase approximately $39 billion of fixed income securities and marketable equity securities during the first three months of 2006.

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

     AIG, the parent company, funds its short-term working capital needs through commercial paper issued by AIG Funding. As of March 31, 2006, AIG Funding had $5.09 billion of commercial paper outstanding with an average maturity of 25 days. As additional liquidity, AIG parent has a $2 billion inter-company revolving credit facility provided by certain of its subsidiaries, a $1.375 billion 364-day revolving bank credit facility that expires in July 2006, a $1.375 billion five year revolving bank credit facility that expires in July 2010 and a $3 billion 364-day revolving credit facility that expires in November 2006, of which $1.01 billion is currently available as back-up liquidity. AIG parent’s primary sources of cash flow are dividends and loans from its subsidiaries. AIG parent’s primary uses of cash flow are for debt service, capital contributions to subsidiaries and the payment of dividends to shareholders. As of March 31, 2006, including debt obligations of AGC that are guaranteed by AIG, remaining debt and loan maturities due in 2006 are $0, $600 million and $0 for the second, third and fourth quarters, respectively. According to the terms of the Zero Coupon Convertible Senior Debentures issued by AIG on November 9, 2001, holders can require AIG to repurchase the debentures once every five years beginning on November 9, 2006. Assuming that all of the outstanding debentures are required to be repurchased by AIG on November 9, 2006, the aggregate repurchase price payable by AIG on that date will be approximately $1.10 billion. See also Note 9 of Notes to Consolidated Financial Statements in AIG’s 2005 Annual Report on Form 10-K for additional information on debt maturities for AIG and its subsidiaries.

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

     AIG has guidelines with respect to the formation of and investment in SPVs and off balance sheet arrangements. In addition, AIG has expanded the responsibility of its Complex Structured Financial Transaction Committee (CSFT) to include the review of any transaction that could subject AIG to heightened legal, reputational, regulatory, accounting or other risk. See “Management’s Report on Internal Control Over Financial Reporting” in Item 9A. of Part II included in AIG’s 2005 Annual Report on Form 10-K for a further discussion of the CSFT.

     For additional information related to AIG’s activities with respect to VIEs and certain guarantees see “Recent Accounting Standards” herein and also Note 8 of Notes to Consolidated Financial Statements. Also, for additional disclosure regarding AIG’s commercial commitments (including guarantors), see “Contractual Obligations and Other Commercial Commitments” herein.

American International Group, Inc. and Subsidiaries

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

     The overwhelming majority of AIG’s derivatives activities are conducted by the Capital Markets operations, thus permitting AIG to participate in the derivatives dealer market acting primarily as principal. In these derivative operations, AIG structures transactions that generally allow its counterparties to obtain or hedge exposure to changes in interest and foreign currency exchange rates, credit events, securities’ prices and certain commodities and financial or commodity indices. AIG’s customers – such as corporations, financial institutions, multinational organizations, sovereign entities, government agencies and municipalities – use derivatives to hedge their own market exposures. For example, a futures, forward or option contract can be used to protect the customers’ assets or liabilities against price fluctuations.

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

     AIG calculated the VaR with respect to the net fair value of each of AIG’s insurance segments as of March 31, 2006 and December 31, 2005. The VaR number represents the maximum potential loss as of those dates that could be incurred with a 95 percent confidence (i.e., only five percent of historical scenarios show losses greater than the VaR figure) within a one-month holding period. AIG uses the historical simulation methodology that entails repricing all assets and liabilities under explicit changes in market rates within a specific historical time period. AIG uses the most recent three years of historical market information for interest rates, foreign exchange rates, and equity index prices. For each scenario, each transaction was repriced. Portfolio, business unit and finally AIG-wide scenario values are then calculated by netting the values of all the underlying assets and liabilities.

American International Group, Inc. and Subsidiaries

The following table presents the VaR on a combined basis and of each component of market risk for each of AIG’s insurance segments as of March 31, 2006 and December 31, 2005. Due to diversification effects, the combined VaR is always smaller than the sum of its components.

			Life Insurance &
			Retirement
	General Insurance		Services

(in millions)	2006	2005	2006	2005

Market risk:
Combined	$1,673	$1,617	$5,260	$4,515
Interest rate	1,636	1,717	5,032	4,382
Currency	119	130	597	541
Equity	560	535	795	762

The following table presents the average, high and low VaRs on a combined basis and of each component of market risk for each of AIG’s insurance segments as of March 31, 2006 and December 31, 2005. Due to diversification effects, the combined VaR is always smaller than the sum of its components.

	2006			2005

(in millions)	Average	High	Low	Average	High	Low

General Insurance:
Market risk:
Combined	$1,645	$1,673	$1,617	$1,585	$1,672	$1,396
Interest rate	1,677	1,717	1,636	1,746	1,931	1,563
Currency	125	130	119	125	139	111
Equity	547	560	535	651	727	535
Life Insurance & Retirement Services:
Market risk:
Combined	$4,888	$5,260	$4,515	$4,737	$5,024	$4,515
Interest rate	4,707	5,032	4,382	4,488	4,750	4,382
Currency	569	597	541	511	560	442
Equity	778	795	762	953	1,024	762

In the Life Insurance & Retirement Services segment, the increase in Combined VaR and Interest rate VaR in 2006 was primarily the result of growth in the Foreign Life business. In most Asian markets, interest rates and interest rate volatilities were stable during the quarter.

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

     ILFC is exposed to market risk and the risk of loss of fair value and possible liquidity strain resulting from adverse fluctuations in interest rates. As of March 31, 2006 and December 31, 2005, AIG statistically measured the loss of fair value through the application of a VaR model. In this analysis, the net fair value of Aircraft Finance operations was determined using the financial instrument assets which included the tax adjusted future flight equipment lease revenue, and the financial instrument liabilities which included the future servicing of the current debt. The estimated effect of the current derivative positions was also taken into account.

     AIG calculated the VaR with respect to the net fair value of Aircraft Finance operations using the historical simulation methodology, as previously described. As of March 31, 2006 and December 31, 2005, the average VaR with respect to the net fair value of Aircraft Finance operations was approximately $196 million and $129 million, respectively. In late 2005, ILFC lengthened the average maturity of its debt, leading to an increase in its VaR.

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

American International Group, Inc. and Subsidiaries

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

     The recorded values of these transactions may be different from the values that might be realized if AIGFP were required to sell or close out the transactions prior to maturity. AIG believes that such differences are not significant to its financial condition or liquidity. Such differences would be immediately recognized when the transactions are sold or closed out prior to maturity.

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

The following table presents the VaR on a combined basis and of each component of market risk for Capital Markets operations as of March 31, 2006 and December 31, 2005. Due to diversification effects, the combined VaR is always smaller than the sum of its components.

(in millions)	2006	2005

Combined	$20	$22
Interest rate	8	9
Currency	6	3
Equity	12	14
Commodity	16	9

The following table presents the average, high and low VaRs on a combined basis and of each component of market risk for Capital Markets operations as of March 31, 2006 and December 31, 2005. Due to diversification effects, the combined VaR is always smaller than the sum of its components.

	2006			2005

(in millions)	Average	High	Low	Average	High	Low

Combined	$21	$22	$20	$17	$22	$13
Interest rate	8	9	8	9	11	6
Currency	5	6	3	4	6	3
Equity	13	14	12	9	16	5
Commodity	13	16	9	8	10	7

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

American International Group, Inc. and Subsidiaries

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

     At the June 2005 meeting, the EITF reached a consensus with respect to Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners have Certain Rights.”

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

     On February 16, 2006, FASB issued FAS No. 155, “Accounting for Certain Hybrid Financial Instruments.”

     On March 27, 2006, the FASB issued FSP FTB 85-4-1, “Accounting for Life Settlement Contracts by Third-Party Investors” (FSP 85-4-1), an amendment of FTB 85-4, “Accounting for Purchases of Life Insurance.”

     On April 13, 2006, the FASB issued FSP FIN 46(R)-6, “Determining the Variability to be Considered in Applying FASB Interpretation No. 46(R).”

     From January 1, 2003 through December 31, 2005, AIG accounted for share-based payment transactions with employees under FAS 123, “Accounting for Stock-Based Compensation.” Share-based employee compensation expense was not recognized in the statement of income in prior periods. Effective January 1, 2006, AIG adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R “Share-Based Payments” (FAS 123R). FAS 123R requires that companies use a fair value method to value share-based payments and recognize the related compensation expense in net earnings. AIG adopted FAS 123R using the Modified Prospective Application method, and accordingly, financial statement amounts for the prior periods presented have not been restated to reflect the fair value method of expensing share-based compensation under FAS 123R. The modified prospective application method provides for the recognition of the fair value with respect to share-based compensation for shares subscribed for or granted on or after January 1, 2006 and all previously granted but unvested awards as of January 1, 2006.

     The adoption of FAS 123R resulted in share-based compensation expense of approximately $8 million during the first three months of 2006, related to awards which were accounted for under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Consistent with AIG’s prospective adoption of the requirements of FAS 123, AIG did not include the compensation expense related to these awards in its Consolidated Statement of Income. Instead, the effect of these awards was disclosed in the pro forma disclosures required by FAS 123. AIG expects this expense to approximate $31 million for fiscal 2006. FAS 123R also requires AIG to estimate forfeitures in calculating the expense relating to share-based compensation, rather than recognizing these forfeitures and corresponding reductions in expense as they occur. The pre-tax cumulative effect of adoption, recognized as a reduction in stock-based compensation of $46 million, was recorded as a cumulative effect of an accounting change net of tax. FAS 123R requires AIG to reflect the cash savings resulting from excess tax benefits in its financial statements as cash flow from financing activities, rather than as cash flow from operating activities as in prior periods. The amount of this excess tax benefit for the three months ending March 31, 2006 was $1.7 million.

     As a result of FAS 123R, excluding the cumulative effect of adoption, AIG’s income before income taxes and net income for the three months ended March 31, 2006 was $8 million and $5 million, respectively, lower than if AIG had continued to account for share-based compensation under FAS 123. The effect on basic and diluted earnings for the three months ended March 31, 2006 was less than $0.01 per share.

     AIG uses a variety of assumptions and a binomial model to calculate the fair value of share-based compensation programs.

     The contractual term of options granted is generally 10 years with an expected term of 7 years calculated based on an analysis of historical employee exercise behavior and employee turnover (post-vesting terminations).

     Expected volatility is the average of historical volatility and the implied volatility of actively traded options on AIG shares.

     Dividend yield is based on the twelve month period prior to the grant date. Interest rate curves used in the valuation model were the US Treasury STRIP rates with terms from 3 months to 10 years.

     As of March 31, 2006, the total unrecognized compensation costs (net of expected forfeitures) related to

American International Group, Inc. and Subsidiaries

share-based awards granted and not yet vested under AIG’s plans, and the blended weighted-average period over which those costs are expected to be recognized, are as follows:

	Unrecognized
	Pre-Tax	Blended
	Compensation	Weighted-
	Cost	Average
	(in millions)	Period

1996 Employee Stock Purchase Plan, as amended	$4	0.5 years
1999 Stock Option Plan, as amended	$204	1.40 years
2002 Stock Incentive Plan	$196	1.83 years
SICO Deferred Compensation Profit Participation Plans	$357	6.08 years
2005-2006 AIG Deferred Compensation Profit Participation Plan	$248	11.62 years

     The total cost for awards outstanding under each plan as of March 31, 2006 is expected to be recognized over approximately double the respective plan’s blended weighted average period.

     Historically, SICO’s Board of Directors could elect to pay a participant cash in lieu of shares of AIG common stock. On December 9, 2005, SICO notified plan participants that substantially all future payments would be settled with shares rather than cash. On that date, AIG modified its accounting for the SICO Plans (as described in Note 4 of Notes to the Consolidated Financial Statements) from variable to fixed measurement accounting. See Note 10 herein and Note 16 of Notes to the Consolidated Financial Statements in the 2005 Annual Report on Form 10-K. Using fixed measurement accounting, the compensation expense relating to the SICO Plans for the three months ending March 31, 2006 was approximately $14 million. In addition, various adjustments totalling $61 million, primarily relating to stock-split adjustments and other miscellaneous items, were recorded in the three months ending March 31, 2006.

     In December, 2005 and January, 2006, Starr made tender offers to AIG employees holding Starr common and preferred stock. In conjunction with AIG’s adoption of FAS 123R, Starr is considered to be an “economic interest holder” in AIG. As a result, the compensation expense related to the 2006 tender offer is included in AIG’s consolidated financial statements for the three months ending March 31, 2006. The amount of one-time compensation cost attributable to the 2006 tender offer is approximately $54 million.

     For further discussion of these recent accounting standards and their application to AIG, see Note 10 of Notes to Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries

CONTROLS AND PROCEDURES

In connection with the preparation of this First Quarter Form 10-Q, an evaluation was carried out by AIG’s management, with the participation of AIG’s current Chief Executive Officer and Chief Financial Officer, of the effectiveness of AIG’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on its evaluation, and in light of the previously identified material weaknesses in internal control over financial reporting, as of December 31, 2005, described within the 2005 Annual Report on Form 10-K, AIG’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2006, AIG’s disclosure controls and procedures were ineffective. In addition, there has been no change in AIG’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the first three months of 2006 that has materially affected, or is reasonably likely to materially affect, AIG’s internal control over financial reporting.

American International Group, Inc. and Subsidiaries

Part II

ITEM 1A. Risk Factors

The following discussion supplements and amends the significant risk factors that may affect AIG as described in detail under “Risk Factors” in Item 1A. of Part I of the 2005 Annual Report on Form 10-K.

AIG’s Credit Ratings

The downgrades in AIG’s credit ratings will increase AIG’s borrowing costs, may lessen AIG’s ability to compete in certain business and will require AIG to post additional collateral.

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

     In addition, S&P changed the outlook on the ‘AA-’ long-term senior debt rating (second highest out of eight rating categories) of ILFC (a wholly owned subsidiary of AIG) to negative. Moody’s affirmed ILFC’s long-term and short-term senior debt ratings (‘A1’/‘P-1’) (third highest of nine, and highest of three, rating categories, respectively). Fitch downgraded ILFC’s long-term senior debt rating from ‘AA-’ to ‘A+’ (third highest of nine rating categories), placed it on Rating Watch Negative and downgraded ILFC’s short-term debt rating from ‘F1+’ to ‘F1’ (remaining within the highest of five rating categories). In April 2006, Fitch removed ILFC’s long-term senior debt rating from Rating Watch Negative and affirmed it with a stable outlook.

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

American International Group, Inc. and Subsidiaries

further discussion of the effect that posting collateral may have on AIG’s liquidity.

-	Although the financial strength ratings of AIG’s insurance company subsidiaries remain high compared to many of their competitors, the downgrades have reduced the previous ratings differential. The competitive advantage of the ratings to AIG’s insurance company subsidiaries may be lessened accordingly.

-	As a result of the downgrades of AIG’s long-term senior debt ratings, AIG was required to post approximately $1.16 billion of collateral with counterparties to municipal guaranteed investment contracts and financial derivatives transactions. In the event of a further downgrade, AIG will be required to post additional collateral. It is estimated that, as of the close of business on April 30, 2006 based on AIG’s outstanding municipal guaranteed investment agreements and financial derivatives transactions as of such date, a further downgrade of AIG’s long-term senior debt ratings to ‘Aa3’ by Moody’s or ‘AA-’ by S&P would permit counterparties to call for approximately $896 million of additional collateral. Further, additional downgrades could result in requirements for substantial additional collateral, which could have a material effect on how AIG manages its liquidity. The actual amount of additional collateral that AIG would be required to post to counterparties in the event of such downgrades depends on market conditions, the market value of the outstanding affected transactions and other factors prevailing at the time of the downgrade. Any additional obligations to post collateral will increase the demand on AIG’s liquidity.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides information with respect to purchases of AIG Common stock during the three months ended March 31, 2006.

				Maximum Number
			Total Number of	of Shares that May
			Shares Purchased	Yet Be Purchased
	Total	Average	as Part of Publicly	Under the Plans
	Number of	Price Paid	Announced Plans	or Programs
Period	Shares Purchased(1)	per Share	or Programs	at End of Month(2)

January 1 - 31	–	$–	–	36,542,700
February 1 - 28	–	–	–	36,542,700
March 1 - 31	–	–	–	36,542,700

Total	–	$–	–

(1)	Does not include 29,514 shares delivered or attested to in satisfaction of the exercise price by holders of AIG employee stock options exercised during the three months ended March 31, 2006.
(2)	On July 19, 2002, AIG announced that its Board of Directors had authorized the open market purchase of up to 10 million shares of common stock. On February 13, 2003, AIG announced that the Board had expanded the existing program through the authorization of an additional 50 million shares. The purchase program has no set expiration or termination date.

ITEM 6. Exhibits

See accompanying Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN INTERNATIONAL GROUP, INC.
(Registrant)

/s/ STEVEN J. BENSINGER

Steven J. Bensinger
Executive Vice President and Chief Financial Officer

/s/ DAVID L. HERZOG

David L. Herzog
Senior Vice President and Comptroller
(Principal Accounting Officer)

Dated: May 10, 2006

EXHIBIT INDEX

Exhibit
Number	Description	Location

11	Statement re computation of per share earnings	Included in Note (3) of Notes to Consolidated Financial Statements.
12	Statement re computation of ratios	Filed herewith.
31	Rule 13a-14(a)/15d-14(a) Certifications	Filed herewith.
32	Section 1350 Certifications	Filed herewith.