Form 10-Q/A
period 2005-06-30
AMERICAN INTERNATIONAL GROUP INC
filed 2006-06-19
CIK 5272

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ✓                         No

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.    Large accelerated filer  ✓                       Accelerated filer                        Non-accelerated filer

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes                          No ✓

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 30, 2005: 2,595,079,838.

American International Group, Inc. and Subsidiaries

Explanatory Note

     Overview. This amendment to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 (Second Quarter Form 10-Q/A) is being filed for purposes of amending Items 1, 2, 3 and 4 of Part I and Item 6 of Part II of the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 (Second Quarter Form 10-Q) of American International Group, Inc. (AIG), which was originally filed on August 9, 2005, and provides information about the financial results for the three and six month periods ended June 30, 2005 and 2004 as restated for the restatements described in AIG’s Annual Report on Form 10-K for the year ended December 31, 2005 (2005 Annual Report on Form 10-K). Information in this Second Quarter Form 10-Q/A is generally stated as of June 30, 2005 and generally does not reflect any subsequent information or events other than the restatements, except that certain forward looking statements throughout this Second Quarter Form 10-Q/A have been revised to reflect events and developments subsequent to June 30, 2005. Information regarding subsequent periods with respect to AIG is contained in the 2005 Annual Report on Form 10-K and other filings with the Securities and Exchange Commission (SEC). This filing should be considered, and read, in conjunction with such filings.

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

     Second Restatement. As announced on November 9, 2005, AIG identified certain errors, the preponderance of which were identified during the remediation of the material weaknesses in internal control over financial reporting, principally relating to internal controls surrounding accounting for derivatives and related assets and liabilities under Statement of Financial Accounting Standards No. 133 — “Accounting for Derivative Instruments and Hedging Activities” (FAS 133), reconciliation of certain balance sheet accounts and income tax accounting. AIG also announced it was correcting errors that were identified since the First Restatement, including those relating to the accounting for certain payments received from aircraft and engine manufacturers by International Lease Finance Corporation (ILFC), which were originally corrected in AIG’s Form 10-Q for the quarter ended June 30, 2005 (Second Quarter Form 10-Q). The adjustments to correct the foregoing errors are referred to in this Second Quarter Form 10-Q/A as the Initial Adjustments.

     In connection with the remediation of material weaknesses in internal control over financial reporting referred to above, AIG identified certain additional errors, principally relating to internal control over reconciliation of certain balance sheet accounts in the Domestic Brokerage Group (DBG). As a result, AIG included further adjustments (the Additional Adjustments) in its restatement of the consolidated financial statements and financial statement schedules for the years ended December 31, 2004, 2003 and 2002, along with 2001 and 2000 for purposes of preparation of the Selected Consolidated Financial Data for 2001 and 2000, and quarterly financial information for 2004 and 2003 and in the restated consolidated financial statements included in this Second Quarter Form 10-Q/A. The Initial Adjustments and the Additional Adjustments are referred to herein as the Second Restatement. AIG’s quarterly report on Form 10-Q for the quarter ended September 30, 2005 (September 2005 Form 10-Q) will not be amended because the Additional Adjustments to the financial statements included therein are not material to those financial statements.

     The financial information that is included in this Second Quarter Form 10-Q/A has been restated as part of the First Restatement and the Second Restatement (the Restatements). Only restated financial information that is being presented for the first time in this Second Quarter Form 10-Q/A is identified herein as “Restated”. All previously presented, restated financial information is identified as such in the respective SEC filing in which the information was restated.

American International Group, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEET

(in millions) (unaudited)

	June 30,
	2005	December 31,
	(Restated)	2004

Assets:
Investments and financial services assets:
Fixed maturities:
Bonds available for sale, at market value (amortized cost: 2005 – $342,520; 2004 – $329,838)	$361,100	$344,399
Bonds held to maturity, at amortized cost (market value: 2005 – $22,350; 2004 – $18,791)	21,472	18,294
Bond trading securities, at market value (cost: 2005 – $3,557; 2004 – $2,973)	3,579	2,984
Equity securities:
Common stocks available for sale, at market value (cost: 2005 – $9,419; 2004 – $8,424)	11,003	9,772
Common stocks trading, at market value (cost: 2005 – $6,671; 2004 – $5,651)	7,074	5,894
Preferred stocks, at market value (cost: 2005 – $2,335; 2004 – $2,017)	2,444	2,040
Mortgage loans on real estate, net of allowance (2005 – $57; 2004 – $65)	14,251	13,146
Policy loans	7,100	7,035
Collateral and guaranteed loans, net of allowance (2005 – $16; 2004 – $18)	3,295	3,303
Financial services assets:
Flight equipment primarily under operating leases, net of accumulated depreciation (2005 – $6,790; 2004 – $6,390)	35,690	32,130
Securities available for sale, at market value (cost: 2005 – $32,527; 2004 – $29,171)	33,120	31,225
Trading securities, at market value	3,927	2,746
Spot commodities	454	534
Unrealized gain on swaps, options and forward transactions	21,388	22,670
Trading assets	2,055	3,433
Securities purchased under agreements to resell, at contract value	12,576	26,272
Finance receivables, net of allowance (2005 – $584; 2004 – $571)	26,763	23,574
Securities lending collateral, at market value (which approximates cost)	56,325	49,169
Other invested assets	26,311	23,559
Short-term investments, at cost (approximates market value)	17,465	16,102

Total investments and financial services assets	667,392	638,281
Cash	1,738	2,009
Investment income due and accrued	5,647	5,556
Premiums and insurance balances receivable, net of allowance (2005 – $748; 2004 – $690)	15,806	15,622
Reinsurance assets, net of allowance (2005 – $840; 2004 – $832)	19,476	19,613
Deferred policy acquisition costs	30,909	29,817
Investments in partially owned companies	1,389	1,495
Real estate and other fixed assets, net of accumulated depreciation (2005 – $4,801; 2004 – $4,650)	6,225	6,192
Separate and variable accounts	58,463	57,741
Goodwill	8,378	8,556
Income taxes receivable – current	772	138
Other assets	14,972	16,125

Total assets	$831,167	$801,145

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEET (continued)

(in millions, except share data) (unaudited)

	June 30,
	2005	December 31,
	(Restated)	2004

Liabilities:
Reserve for losses and loss expenses	$64,829	$61,878
Reserve for unearned premiums	24,435	23,400
Future policy benefits for life and accident and health insurance contracts	108,192	104,740
Policyholders’ contract deposits	225,619	216,474
Other policyholders’ funds	10,332	10,280
Reserve for commissions, expenses and taxes	4,748	4,629
Insurance balances payable	3,932	3,661
Funds held by companies under reinsurance treaties	3,780	3,404
Deferred income taxes payable	9,259	6,588
Financial services liabilities:
Borrowings under obligations of guaranteed investment agreements	20,799	18,919
Securities sold under agreements to repurchase, at contract value	10,497	23,581
Trading liabilities	2,236	2,503
Securities and spot commodities sold but not yet purchased, at market value	4,870	5,404
Unrealized loss on swaps, options and forward transactions	13,915	15,985
Trust deposits and deposits due to banks and other depositors	4,154	4,248
Commercial paper	8,980	6,724
Notes, bonds, loans and mortgages payable	63,077	61,296
Commercial paper	3,884	2,969
Notes, bonds, loans and mortgages payable	5,274	5,502
Liabilities connected to trust preferred stock	1,489	1,489
Separate and variable accounts	58,463	57,741
Minority interest	5,368	4,831
Securities lending payable	57,128	49,972
Other liabilities	27,098	25,055

Total liabilities	742,358	721,273

Preferred shareholders’ equity in subsidiary companies	196	199

Commitments and Contingent Liabilities (See Note 7)
Shareholders’ equity:
Common stock, $2.50 par value; 5,000,000,000 shares authorized; shares issued 2005 – 2,751,327,476; 2004 – 2,751,327,476	6,878	6,878
Additional paid-in capital	2,182	2,094
Retained earnings	70,985	63,468
Accumulated other comprehensive income (loss)	10,869	9,444
Treasury stock, at cost; 2005 – 156,247,638; 2004 – 154,904,286 shares of common stock	(2,301)	(2,211)

Total shareholders’ equity	88,613	79,673

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	831,167	$801,145

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF INCOME

(in millions, except per share data) (unaudited)

	Six Months		Three Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004
	(Restated)		(Restated)

Revenues:
Premiums and other considerations	$35,216	$32,154	$17,536	$16,175
Net investment income	10,559	9,141	5,227	4,541
Realized capital gains (losses)	12	3	(125)	89
Other revenues	9,318	6,013	5,265	3,284

Total revenues	55,105	47,311	27,903	24,089

Benefits and expenses:
Incurred policy losses and benefits	29,156	27,070	14,283	13,480
Insurance acquisition and other operating expenses	13,599	11,750	6,919	5,960

Total benefits and expenses	42,755	38,820	21,202	19,440

Income before income taxes, minority interest and cumulative effect of an accounting change	12,350	8,491	6,701	4,649

Income taxes (benefits):
Current	1,983	2,437	1,015	1,092
Deferred	1,806	157	1,068	372

	3,789	2,594	2,083	1,464

Income before minority interest and cumulative effect of an accounting change	8,561	5,897	4,618	3,185

Minority interest	(273)	(175)	(129)	(105)

Income before cumulative effect of an accounting change	8,288	5,722	4,489	3,080

Cumulative effect of an accounting change, net of tax	–	(144)	–	–

Net income	$8,288	$5,578	$4,489	$3,080

Earnings per common share:
Basic
Income before cumulative effect of an accounting change	$3.19	$2.20	$1.73	$1.19
Cumulative effect of an accounting change, net of tax	–	(0.06)	–	–
Net income	$3.19	$2.14	$1.73	$1.19

Diluted
Income before cumulative effect of an accounting change	$3.16	$2.17	$1.71	$1.17
Cumulative effect of an accounting change, net of tax	–	(0.06)	–	–
Net income	$3.16	$2.11	$1.71	$1.17

Dividends declared per common share	$0.300	$0.140	$0.125	$0.075

Average shares outstanding:
Basic	2,596	2,609	2,596	2,608
Diluted	2,623	2,641	2,623	2,640

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions) (unaudited)

	2005	2004
Six Months Ended June 30,	(Restated)	(Restated)

Summary:
Net cash provided by operating activities	$13,817	$11,886
Net cash used in investing activities	(35,358)	(50,707)
Net cash provided by financing activities	22,097	39,807
Effect of exchange rate changes on cash	(827)	125

Change in cash	(271)	1,111
Cash at beginning of period	2,009	922

Cash at end of period	$1,738	$2,033

Cash flows from operating activities:
Net income	$8,288	$5,578

Adjustments to reconcile net income to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in income:
Change in:
General and life insurance reserves	7,562	10,357
Premiums and insurance balances receivable and payable – net	87	(1,159)
Reinsurance assets	137	213
Deferred policy acquisition costs	(1,267)	(1,504)
Investment income due and accrued	(91)	(378)
Funds held under reinsurance treaties	376	376
Other policyholders’ funds	52	415
Current and deferred income taxes – net	1,170	1,256
Reserve for commissions, expenses and taxes	119	(503)
Other assets and liabilities – net	(476)	(456)
Bonds and common stocks trading, at market value	(1,775)	(1,277)
Trading assets and liabilities – net	1,111	(341)
Trading securities, at market value	(1,181)	(156)
Spot commodities	80	(440)
Net unrealized (gain) loss on swaps, options and forward transactions	(788)	529
Securities purchased under agreements to resell	13,696	(2,490)
Securities sold under agreements to repurchase	(13,084)	1,974
Securities and spot commodities sold but not yet purchased, at market value	(534)	(434)
Realized capital (gains) losses	(12)	(3)
Equity in income of partially owned companies and other invested assets	(899)	(637)
Amortization of premium and discount on securities	187	115
Depreciation expenses, principally flight equipment	836	997
Provision for finance receivable losses	175	186
Other – net	48	(332)

Total adjustments	5,529	6,308

Net cash provided by operating activities	$13,817	$11,886

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

(in millions) (unaudited)

	2005	2004
Six Months Ended June 30,	(Restated)	(Restated)

Cash flows from investing activities:
Cost of bonds, at market sold	$62,719	$63,968
Cost of bonds, at market matured or redeemed	7,717	6,867
Cost of equity securities sold	5,896	6,648
Realized capital gains (losses)	12	3
Purchases of fixed maturities	(86,153)	(95,829)
Purchases of equity securities	(7,151)	(6,788)
Mortgage, policy and collateral loans granted	(2,702)	(875)
Repayments of mortgage, policy and collateral loans	1,520	1,074
Sales of securities available for sale	1,949	1,058
Maturities of securities available for sale	2,451	2,097
Purchases of securities available for sale	(7,350)	(5,003)
Sales of flight equipment	243	1,127
Purchases of flight equipment	(4,243)	(3,299)
Change in securities lending collateral	(7,156)	(16,698)
Net additions to real estate and other fixed assets	(400)	(337)
Sales or distributions of other invested assets	5,835	4,581
Investments in other invested assets	(7,169)	(6,375)
Change in short-term investments	1,992	1
Investments in partially owned companies	(3)	(1)
Finance receivable originations and purchases	(23,778)	(11,756)
Finance receivable principal payments received	20,413	8,830

Net cash used in investing activities	$(35,358)	$(50,707)

Cash flows from financing activities:
Receipts from policyholders’ contract deposits	$26,038	$27,129
Withdrawals from policyholders’ contract deposits	(17,032)	(11,026)
Change in trust deposits and deposits due to banks and other depositors	(94)	210
Change in commercial paper	3,171	2,712
Proceeds from notes, bonds, loans and mortgages payable	25,645	14,837
Repayments on notes, bonds, loans and mortgages payable	(23,903)	(11,272)
Proceeds from guaranteed investment agreements	6,760	4,318
Maturities of guaranteed investment agreements	(4,880)	(3,171)
Change in securities lending payable	7,156	16,698
Proceeds from common stock issued	36	90
Cash dividends to shareholders	(641)	(339)
Acquisition of treasury stock	(168)	(380)
Other – net	9	1

Net cash provided by financing activities	$22,097	$39,807

Supplementary information:
Taxes paid	$1,466	$1,657

Interest paid	$2,649	$2,139

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(in millions) (unaudited)

	Six Months		Three Months
	Ended June 30,		Ended June 30,

	2005		2005
	(Restated)	2004	(Restated)	2004

Comprehensive income (loss):
Net income	$8,288	$5,578	$4,489	$3,080

Other comprehensive income (loss):
Unrealized appreciation (depreciation) of investments – net of reclassification adjustments	2,282	(5,865)	4,817	(10,411)
Deferred income tax (expense) benefit on above changes	(503)	2,033	(1,759)	3,469
Foreign currency translation adjustments	(826)	120	(773)	(182)
Applicable income tax benefit (expense) on above changes	501	(17)	497	17
Net derivative gains (losses) arising from cash flow hedging activities	70	64	(80)	43
Deferred income tax (expense) benefit on above changes	(71)	(13)	40	(16)
Retirement plan liabilities adjustment, net of tax	(28)	(9)	2	18

Other comprehensive income (loss)	1,425	(3,687)	2,744	(7,062)

Comprehensive income (loss)	$9,713	$1,891	$7,233	$(3,982)

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Financial Statement Presentation

These statements are unaudited. In the opinion of management, adjustments including normal recurring accruals have been made for a fair statement of the results presented herein. Intercompany accounts and transactions have been eliminated. Certain accounts have been reclassified in the 2004 financial statements to conform to their 2005 presentation. For further information, refer to the Annual Report on Form 10-K of American International Group, Inc. (AIG) for the year ended December 31, 2005 (2005 Annual Report on Form 10-K).

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

2.	Restatements of Previously Issued Financial Statements

The following provides a description of the accounting adjustments included in the Restatements of AIG’s consolidated financial statements and the effect of the adjustments on AIG’s Consolidated Balance Sheet at June 30, 2005 and December 31, 2004 and its Consolidated Statement of Income for the three and six month periods ended June 30, 2005 and 2004 and Consolidated Statement of Cash Flows for the six months ended June 30, 2005 and 2004. All prior period amounts included in this report affected by the Restatements are presented on a restated basis.

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

     See Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 of Notes to Consolidated Financial Statements in the 2004 Annual Report on Form 10-K for a discussion of the First Restatement and a reconciliation of previously reported amounts to the restated amounts for the years ended December 31, 2003, 2002, 2001 and 2000, and see below for reconciliation of such amounts for the three and six month periods ended June 30, 2004.

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

     AIG also announced it was correcting errors that were identified since the First Restatement, including those relating to the accounting for certain payments received from aircraft and engine manufacturers by ILFC, which were originally corrected in AIG’s Second Quarter Form 10-Q. The adjustments to correct the foregoing errors are referred to in this Second Quarter Form 10-Q/A as the Initial Adjustments.

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

The Initial Adjustments to reflect appropriate GAAP accounting for these derivatives and related assets and liabilities, including related currency translation gains and losses, increased net income by approximately $241 million and $311 million and by approximately $465 million and $437 million for the three and six month periods ended June 30, 2005 and 2004, respectively, and increased total shareholders’ equity by approximately $367 million as of December 31, 2004.

•	Asset Realization — Domestic Brokerage Group (DBG) Issues. During the third quarter of 2005, AIG concluded that additional adjustments should be made to the value of certain DBG reserves and allowances for doubtful accounts for time periods prior to January 1, 2003, resulting in an after-tax reduction in total shareholders’ equity at December 31, 2004 of approximately $205 million. The adjustments had no effect on net income for the three and six month periods ended June 30, 2005 and 2004.

•	Income Tax Accounting. During the third quarter of 2005, AIG identified and corrected additional errors in its income tax accounting. The most significant adjustment resulted from AIG incorrectly recording the income tax benefit resulting from employee exercises of stock options as a reduction in income tax expense rather than as an increase in additional paid-in capital as required by GAAP. This adjustment has no effect on total shareholders’ equity. The effect of the income tax adjustments was to increase total tax expense by approximately $99 million and $135 million and by approximately $5 million and $10 million for the three and six month periods ended June 30, 2005 and 2004, respectively, and to increase total shareholders’ equity as of December 31, 2004 by approximately $131 million.

•	Manufacturers’ Payments Received by ILFC. In the course of the ILFC review of its application of FAS 133 in connection with AIG’s internal review, ILFC, in consultation with its independent registered public accounting firm, identified an error in its accounting for certain payments received from aircraft and engine manufacturers. Under arrangements with these manufacturers, in certain circumstances, the manufacturers established notional accounts for the benefit of ILFC to which amounts were credited by the manufacturers in connection with the purchase by and delivery to ILFC and the lease of aircraft. Amounts credited to the notional accounts were used at ILFC’s direction to protect ILFC from certain events, including loss when airline customers of ILFC defaulted on lease payment obligations, to provide lease subsidies and other incentives to ILFC’s airline customers in connection with leases of certain aircraft, and to reduce ILFC’s cost of aircraft purchased.

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

Although ILFC restated its financial statements for the years 2000 through 2004 and for the quarter ended March 31, 2005 to correct its accounting for the payments from aircraft and engine manufacturers described above, AIG had previously considered these adjustments not to be sufficiently material to require correction by restatement in AIG’s consolidated financial statements. The effect of the adjustments included in the Second Restatement relating to the manufacturers’ payments was to increase other revenues and net income by approximately $755 million and $334 million and by approximately $724 million and $322 million for the three and six month periods ended June 30, 2005, respectively, and decrease other revenues and net income by approximately $32 million and $14 million and by approximately $50 million and $18 million for the three and six month periods ended June 30, 2004, respectively.

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

The Additional Adjustments to reflect the asset realization and revenue recognition revisions increased net income by approximately $14 million and $13 million and by approximately $18 million and $18 million for the three and six month periods ended June 30, 2005 and 2004, respectively, and decreased total shareholders’ equity by approximately $543 million and $534 million as of June 30, 2005 and December 31, 2004, respectively.

•	Accounting for Derivatives and Related Assets and Liabilities (FAS 133 Hedge Accounting). During the fourth quarter of 2005, AIG identified and corrected additional errors identified during the remediation of the previously disclosed material weaknesses in internal controls surrounding accounting for derivatives and related assets and liabilities under FAS 133.

The Additional Adjustments to reflect appropriate GAAP accounting for these derivatives which also included related currency translation gains and losses, decreased other revenue by approximately $13 million and increased other revenue by approximately $66 million and decreased other revenue by approximately $47 million and $73 million for the three and six month periods ended June 30, 2005 and 2004, respectively, and decreased net income by approximately $31 million and $20 million and by approximately $28 million and $42 million for the three and six month periods ended June 30, 2005 and 2004, respectively. The additional adjustments also decreased total shareholders’ equity by approximately $19 million and $65 million as of June 30, 2005 and December 31, 2004, respectively.

•	Income Tax Accounting. During the fourth quarter of 2005, AIG identified and corrected additional errors in its income tax accounting. The income tax adjustments decreased income tax expense and increased net income by approximately $22 million and $46 million and increased income tax expense and decreased net income by approximately $15 million and $28 million for the three and six month periods ended June 30, 2005 and 2004, respectively, and increased total shareholders’ equity by approximately $6 million and decreased total shareholders’ equity by approximately $98 million as of June 30, 2005 and December 31, 2004, respectively.

•	Statement of Cash Flows Classification of Certain Trading Securities. AIG identified and corrected the classification of certain trading securities activity from investing activities to operating activities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

2.	Restatement of Previously Issued Financial Statements (continued)

The following tables present the previously reported and the restated Consolidated Balance Sheet, Consolidated Statement of Income, and Condensed Consolidated Statement of Cash Flows:

CONSOLIDATED BALANCE SHEET

	June 30, 2005

	As Previously	As
(in millions) (unaudited)	Reported	Restated	December 31, 2004

Assets:
Investments and financial services assets:
Fixed maturities:
Bonds available for sale, at market value	$361,100	$361,100	$344,399
Bonds held to maturity, at amortized cost	21,472	21,472	18,294
Bond trading securities, at market value	3,579	3,579	2,984
Equity securities:
Common stocks available for sale, at market value	11,148	11,003	9,772
Common stocks trading, at market value	7,074	7,074	5,894
Preferred stocks, at market value	2,444	2,444	2,040
Mortgage loans on real estate, net of allowance	14,251	14,251	13,146
Policy loans	7,100	7,100	7,035
Collateral and guaranteed loans, net of allowance	2,215	3,295	3,303
Financial services assets:
Flight equipment primarily under operating leases, net of accumulated depreciation	35,689	35,690	32,130
Securities available for sale, at market value	33,056	33,120	31,225
Trading securities, at market value	4,318	3,927	2,746
Spot commodities	31	454	534
Unrealized gain on swaps, options and forward transactions	21,388	21,388	22,670
Trading assets	1,931	2,055	3,433
Securities purchased under agreements to resell, at contract value	12,576	12,576	26,272
Finance receivables, net of allowance	26,763	26,763	23,574
Securities lending collateral, at market value (which approximates cost)	57,128	56,325	49,169
Other invested assets	25,001	26,311	23,559
Short-term investments, at cost	17,465	17,465	16,102

Total investments and financial services assets	665,729	667,392	638,281
Cash	1,738	1,738	2,009
Investment income due and accrued	5,676	5,647	5,556
Premiums and insurance balances receivable, net of allowance	15,313	15,806	15,622
Reinsurance assets, net of allowance	19,824	19,476	19,613
Deferred policy acquisition costs	30,812	30,909	29,817
Investments in partially owned companies	1,310	1,389	1,495
Real estate and other fixed assets, net of accumulated depreciation	6,225	6,225	6,192
Separate and variable accounts	58,463	58,463	57,741
Goodwill	8,423	8,378	8,556
Income taxes receivable - current	924	772	138
Other assets	14,205	14,972	16,125

Total assets	$828,642	$831,167	$801,145

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

2.	Restatement of Previously Issued Financial Statements (continued)

CONSOLIDATED BALANCE SHEET (continued)

	June 30, 2005

	As Previously	As
(in millions) (unaudited)	Reported	Restated	December 31, 2004

Liabilities:
Reserve for losses and loss expenses	$65,327	$64,829	$61,878
Reserve for unearned premiums	24,077	24,435	23,400
Future policy benefits for life and accident and health insurance contracts	108,208	108,192	104,740
Policyholders’ contract deposits	225,839	225,619	216,474
Other policyholders’ funds	10,332	10,332	10,280
Reserve for commissions, expenses and taxes	4,754	4,748	4,629
Insurance balances payable	3,968	3,932	3,661
Funds held by companies under reinsurance treaties	3,780	3,780	3,404
Deferred income taxes payable	9,657	9,259	6,588
Financial services liabilities:
Borrowings under obligations of guaranteed investment agreements	20,799	20,799	18,919
Securities sold under agreements to repurchase, at contract value	8,303	10,497	23,581
Trading liabilities	2,037	2,236	2,503
Securities and spot commodities sold but not yet purchased, at market value	4,343	4,870	5,404
Unrealized loss on swaps, options and forward transactions	15,447	13,915	15,985
Trust deposits and deposits due to banks and other depositors	4,154	4,154	4,248
Commercial paper	8,980	8,980	6,724
Notes, bonds, loans and mortgages payable	62,673	63,077	61,296
Commercial paper	3,884	3,884	2,969
Notes, bonds, loans and mortgages payable	5,274	5,274	5,502
Liabilities connected to trust preferred stock	1,489	1,489	1,489
Separate and variable accounts	58,463	58,463	57,741
Minority interest	5,119	5,368	4,831
Securities lending payable	57,128	57,128	49,972
Other liabilities	25,532	27,098	25,055

Total liabilities	739,567	742,358	721,273

Preferred shareholders’ equity in subsidiary companies	196	196	199

Shareholders’ equity:
Common stock	6,878	6,878	6,878
Additional paid-in capital	2,069	2,182	2,094
Retained earnings	71,428	70,985	63,468
Accumulated other comprehensive income (loss)	10,805	10,869	9,444
Treasury stock, at cost	(2,301)	(2,301)	(2,211)

Total shareholders’ equity	88,879	88,613	79,673

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$828,642	$831,167	$801,145

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

2.	Restatement of Previously Issued Financial Statements (continued)

CONSOLIDATED STATEMENT OF INCOME

	For the		For the	For the		For the
	Six Months Ended		Six Months Ended	Three Months Ended		Three Months Ended
	June 30, 2005		June 30, 2004	June 30, 2005		June 30, 2004

(in millions, except per share data)	As Previously	As		As Previously	As
(unaudited)	Reported	Restated		Reported	Restated

Revenues:
Premiums and other considerations	$35,223	$35,216	$32,154	$17,541	$17,536	$16,175
Net investment income	10,490	10,559	9,141	5,198	5,227	4,541
Realized capital gains (losses)	333	12	3	245	(125)	89
Other revenues	7,927	9,318	6,013	3,877	5,265	3,284

Total revenues	53,973	55,105	47,311	26,861	27,903	24,089

Benefits and expenses:
Incurred policy losses and benefits	29,201	29,156	27,070	14,336	14,283	13,480
Insurance acquisition and other operating expenses	13,534	13,599	11,750	6,730	6,919	5,960

Total benefits and expenses	42,735	42,755	38,820	21,066	21,202	19,440

Income before income taxes, minority interest and cumulative effect of an accounting change	11,238	12,350	8,491	5,795	6,701	4,649

Income taxes (benefits):
Current	1,777	1,983	2,437	790	1,015	1,092
Deferred	1,510	1,806	157	884	1,068	372

	3,287	3,789	2,594	1,674	2,083	1,464

Income before minority interest and cumulative effect of an accounting change	7,951	8,561	5,897	4,121	4,618	3,185

Minority interest	(275)	(273)	(175)	(129)	(129)	(105)

Income before cumulative effect of an accounting change	7,676	8,288	5,722	3,992	4,489	3,080

Cumulative effect of an accounting change, net of tax	–	–	(144)	–	–	–

Net income	$7,676	$8,288	$5,578	$3,992	$4,489	$3,080

Earnings per common share:
Basic
Income before cumulative effect of an accounting change	$2.96	$3.19	$2.20	$1.54	$1.73	$1.19
Cumulative effect of an accounting change, net of tax	–	–	(0.06)	–	–	–
Net income	$2.96	$3.19	$2.14	$1.54	$1.73	$1.19

Diluted
Income before cumulative effect of an accounting change	$2.93	$3.16	$2.17	$1.53	$1.71	$1.17
Cumulative effect of an accounting change, net of tax	–	–	(0.06)	–	–	–
Net income	$2.93	$3.16	$2.11	$1.53	$1.71	$1.17

Dividends declared per common share	$0.300	$0.300	$0.140	$0.125	$0.125	$0.075

Average shares outstanding:
Basic	2,596	2,596	2,609	2,596	2,596	2,608
Diluted	2,623	2,623	2,641	2,623	2,623	2,640

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

2.	Restatement of Previously Issued Financial Statements (continued)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended		Six
	June 30, 2005		Months
			Ended
	As Previously	As	June 30,
(in millions) (unaudited)	Reported	Restated	2004

Net cash provided by operating activities	$13,605	$13,817	$11,886
Net cash used in investing activities	(29,244)	(35,358)	(50,707)
Net cash provided by financing activities	16,212	22,097	39,807
Effect of exchange rate changes on cash	(844)	(827)	125

Change in cash	(271)	(271)	1,111
Cash at beginning of period	2,009	2,009	922

Cash at end of period	$1,738	$1,738	$2,033

The following two tables reflect the effect of the aforementioned adjustments on each component of revenue:

For the Six Months Ended June 30, 2005	Premiums and	Net Investment	Realized Capital	Other	Total
(in millions) (unaudited)	Other Considerations	Income	Gains (Losses)	Revenues	Revenues

As Previously Reported	$35,223	$10,490	$333	$7,927	$53,973
Initial Adjustments in the Second Restatement:
Accounting for Derivatives (FAS 133 Hedge Accounting)	–	9	(202)	597	404
Manufacturers Payment Received by ILFC	–	–	–	724	724
All Other Adjustments — Net	3	68	6	3	80

Total Initial Adjustments in the Second Restatement	3	77	(196)	1,324	1,208

Revenues, as Restated in the Initial Adjustments	35,226	10,567	137	9,251	55,181

Additional Adjustments in the Second Restatement:
Asset Realization:
Domestic Brokerage Group (DBG) Issues	(8)	36	–	–	28
All Other Adjustments — Net	(2)	(44)	(125)	67	(104)

Total Additional Adjustments in the Second Restatement	(10)	(8)	(125)	67	(76)

Revenues, as Restated in the Second Restatement	$35,216	$10,559	$12	$9,318	$55,105

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

2.	Restatement of Previously Issued Financial Statements (continued)

For the Six Months Ended June 30, 2004	Premiums and	Net Investment	Realized Capital	Other	Total
(in millions) (unaudited)	Other Considerations	Income	Gains (Losses)	Revenues	Revenues

As Previously Reported	$32,460	$9,376	$(60)	$5,670	$47,446
Adjustments in the First Restatement:
Risk Transfer:
Union Excess	193	130	(24)	–	299
Other Risk Transfer	(126)	(4)	–	–	(130)
Net Investment Income:
Covered Calls	–	19	41	–	60
Synthetic Fuel Investment	–	(135)	–	(98)	(233)
Hedge Fund Accounting	–	24	–	(17)	7
Muni Tender Option Bond Program	–	40	19	–	59
DBG/AIG Capital Corporation Intercompany Dividend	–	(50)	–	–	(50)
“Top Level” Adjustments and Other Directed Entries (other than loss reserves)	69	(190)	43	38	(40)
Conversion of Underwriting Losses to Capital Losses	–	–	92	–	92
Asset Realization:
Other Than Temporary Declines	–	–	40	–	40
Other GAAP Corrections:
Accounting for Derivatives (FAS 133 Hedge Accounting)	–	–	(83)	(234)	(317)
Foreign Currency Translation (FAS 52)	–	–	(27)	–	(27)
Life Settlements	(375)	(72)	–	–	(447)
Commutations	3	–	–	–	3
Dollar Roll Transactions	–	–	(67)	–	(67)
All Other Adjustments — Net	(46)	(72)	–	303	185

Total Adjustments in the First Restatement	(282)	(310)	34	(8)	(566)

As Adjusted in the First Restatement	32,178	9,066	(26)	5,662	46,880

Initial Adjustments in the Second Restatement:
Accounting for Derivatives (FAS 133 Hedge Accounting)	–	–	27	443	470
Manufacturers Payments Received by ILFC	–	–	–	(50)	(50)
All Other Adjustments — Net	3	(4)	–	5	4

Total Initial Adjustments in the Second Restatement	3	(4)	27	398	424

Revenues, as Restated in the Initial Adjustments	32,181	9,062	1	6,060	47,304

Additional Adjustments in the Second Restatement:
Asset Realization:
Domestic Brokerage Group (DBG) Issues	(34)	77	–	–	43
All Other Adjustments — Net	7	2	2	(47)	(36)

Total Additional Adjustments in the Second Restatement	(27)	79	2	(47)	7

Revenues, as Restated in the Second Restatement	$32,154	$9,141	$3	$6,013	$47,311

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

2.	Restatement of Previously Issued Financial Statements (continued)

The following two tables reflect the effect of the aforementioned adjustments on each component of Benefits and Expenses:

For the Six Months Ended June 30, 2005	Incurred Policy	Insurance Acquisition and	Total Benefits
(in millions) (unaudited)	Losses and Benefits	Other Operating Expenses	and Expenses

As Previously Reported	$29,201	$13,534	$42,735
Initial Adjustments in the Second Restatement:
Accounting for Derivatives (FAS 133 Hedge Accounting)	–	(116)	(116)
Manufacturers Payments Received by ILFC	–	228	228
All Other Adjustments — Net	(39)	(61)	(100)

Total Initial Adjustments in the Second Restatement	(39)	51	12

Revenues, as Restated in the Initial Adjustments	29,162	13,585	42,747

Additional Adjustments in the Second Restatement:
Asset Realization:
Domestic Brokerage Group (DBG) Issues	(6)	12	6
All Other Adjustments — Net	–	2	2

Total Additional Adjustments in the Second Restatement	(6)	14	8

Revenues, as Restated in the Second Restatement	$29,156	$13,599	$42,755

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

2.	Restatement of Previously Issued Financial Statements (continued)

For the Six Months Ended June 30, 2004	Incurred Policy	Insurance Acquisition and	Total Benefits
(in millions) (unaudited)	Losses and Benefits	Other Operating Expenses	and Expenses

As Previously Reported	$27,275	$11,491	$38,766
Adjustments in the First Restatement:
Risk Transfer:
Union Excess	335	24	359
Other Risk Transfer	(68)	(24)	(92)
Loss Reserves	90	–	90
Net Investment Income:
DBG/AIG Capital Corporation Intercompany Dividend	–	(50)	(50)
“Top Level” Adjustments and Other Directed Entries (other than loss reserves)	30	(133)	(103)
Conversion of Underwriting Losses to Capital Losses	–	(2)	(2)
Asset Realization:
Domestic Brokerage Group (DBG) Issues	–	14	14
Other GAAP Corrections:
Accounting for Derivatives (FAS 133 Hedge Accounting)	–	11	11
Foreign Currency Translation (FAS 52)	–	(6)	(6)
Life Settlements	(345)	–	(345)
Deferred Acquisition Costs (DAC)	(130)	155	25
SICO Deferred Compensation	–	28	28
Commutations	3	–	3
All Other Adjustments — Net	(89)	359	270

Total Adjustments in the First Restatement	(174)	376	202

As Adjusted in the First Restatement	27,101	11,867	38,968

Initial Adjustments in the Second Restatement:
Accounting for Derivatives (FAS 133 Hedge Accounting)	–	(155)	(155)
Manufacturers Payments Received by ILFC	–	(22)	(22)
All Other Adjustments — Net	6	6	12

Total Initial Adjustments in the Second Restatement	6	(171)	(165)

Benefits and Expenses, as Restated in the Initial Adjustments	27,107	11,696	38,803

Additional Adjustments in the Second Restatement:
Asset Realization:
Domestic Brokerage Group (DBG) Issues	(36)	51	15
All Other Adjustments — Net	(1)	3	2

Total Additional Adjustments in the Second Restatement	(37)	54	17

Benefits and Expenses, as Restated in the Second Restatement	$27,070	$11,750	$38,820

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

2.	Restatement of Previously Issued Financial Statements (continued)

The following table reflects the effect of the aforementioned adjustments on income taxes:

For the Six Months Ended June 30,
(in millions) (unaudited)	2005	2004

Income Taxes, as Previously Reported	$3,287	$2,757
Adjustments in the First Restatement:
Risk Transfer:
Union Excess	–	(21)
Other Risk Transfer	–	(15)
Loss Reserves	–	(32)
Net Investment Income:
Covered Calls	–	21
Synthetic Fuel Investment	–	(233)
“Top Level” Adjustments and Other Directed Entries (other than loss reserves)	–	22
Asset Realization:
Domestic Brokerage Group (DBG) Issues	–	17
Other Than Temporary Declines	–	14
Other GAAP Corrections:
Accounting for Derivatives (FAS 133 Hedge Accounting)	–	(115)
Accounting for Deferred Taxes	–	(14)
Foreign Currency Translation (FAS 52)	–	(9)
Life Settlements	–	(36)
Deferred Acquisition Costs (DAC)	–	(7)
All Other Adjustments — Net	–	38

Total Adjustments in the First Restatement	–	(370)

Income Taxes, as Adjusted in the First Restatement	3,287	2,387

Initial Adjustments in the Second Restatement:
Income Tax Accounting	135	10
All Other Adjustments — Net	431	176

Total Initial Adjustments in the Second Restatement	566	186

Income Taxes, as Restated in the Initial Adjustments	3,853	2,573

Additional Adjustments in the Second Restatement:
Income Tax Accounting	(46)	28
All Other Adjustments — Net	(18)	(7)

Total Additional Adjustments in the Second Restatement	(64)	21

Income Taxes, as Restated in the Second Restatement	$3,789	$2,594

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

2.	Restatement of Previously Issued Financial Statements (continued)

The following two tables reflect the effect of the aforementioned adjustments on each component of revenue:

For the Three Months Ended June 30, 2005	Premiums and	Net Investment	Realized Capital	Other	Total
(in millions) (unaudited)	Other Considerations	Income	Gains (Losses)	Revenues	Revenues

As Previously Reported	$17,541	$5,198	$245	$3,877	$26,861
Initial Adjustments in the Second Restatement:
Accounting for Derivatives (FAS 133 Hedge Accounting)	–	5	(305)	645	345
Manufacturers Payments Received by ILFC	–	–	–	755	755
All Other Adjustments — Net	3	15	6	–	24

Total Initial Adjustments in the Second Restatement	3	20	(299)	1,400	1,124

Revenues, as Restated in the Initial Adjustments	17,544	5,218	(54)	5,277	27,985

Additional Adjustments in the Second Restatement:
Asset Realization:
Domestic Brokerage Group (DBG) Issues	(7)	34	–	–	27
All Other Adjustments — Net	(1)	(25)	(71)	(12)	(109)

Total Additional Adjustments in the Second Restatement	(8)	9	(71)	(12)	(82)

Revenues, as Restated in the Second Restatement	$17,536	$5,227	$(125)	$5,265	$27,903

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

2.	Restatement of Previously Issued Financial Statements (continued)

	Premiums and	Net	Realized
For the Three Months Ended June 30, 2004	Other	Investment	Capital	Other	Total
(in millions) (unaudited)	Considerations	Income	Gains (Losses)	Revenues	Revenues

As Previously Reported	$16,321	$4,656	$(143)	$2,975	$23,809
Adjustments in the First Restatement:
Risk Transfer:
Union Excess	96	65	(12)	–	149
Other Risk Transfer	(77)	(2)	–	–	(79)
Net Investment Income:
Covered Calls	–	9	23	–	32
Synthetic Fuel Investment	–	(74)	–	(44)	(118)
Hedge Fund Accounting	–	11	–	–	11
Muni Tender Option Bond Program	–	19	11	–	30
DBG/AIG Capital Corporation Intercompany Dividend	–	(25)	–	–	(25)
“Top Level” Adjustments and Other Directed Entries (other than loss reserves)	25	(91)	21	26	(19)
Conversion of Underwriting Losses to Capital Losses	–	–	19	–	19
Other GAAP Corrections:
Accounting for Derivatives (FAS 133 Hedge Accounting)	–	–	(2)	(154)	(156)
Foreign Currency Translation (FAS 52)	–	–	47	–	47
Life Settlements	(179)	(33)	–	–	(212)
Commutations	43	–	–	–	43
Dollar Roll Transactions	–	–	(105)	–	(105)
All Other Adjustments — Net	(33)	(44)	–	156	79

Total Adjustments in the First Restatement	(125)	(165)	2	(16)	(304)

As Adjusted in the First Restatement	16,196	4,491	(141)	2,959	23,505

Initial Adjustments in the Second Restatement:
Accounting for Derivatives (FAS 133 Hedge Accounting)	–	–	222	390	612
Manufacturers Payments Received by ILFC	–	–	–	(32)	(32)
All Other Adjustments — Net	1	(2)	–	2	1

Total Initial Adjustments in the Second Restatement	1	(2)	222	360	581

Revenues, as Restated in the Initial Adjustments	16,197	4,489	81	3,319	24,086

Additional Adjustments in the Second Restatement:
Asset Realization:
Domestic Brokerage Group (DBG) Issues	(27)	51	–	–	24
All Other Adjustments — Net	5	1	8	(35)	(21)

Total Additional Adjustments in the Second Restatement	(22)	52	8	(35)	3

Revenues, as Restated in the Second Restatement	$16,175	$4,541	$89	$3,284	$24,089

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

2.	Restatement of Previously Issued Financial Statements (continued)

The following two tables reflect the effect of the aforementioned adjustments on each component of Benefits and Expenses:

For the Three Months Ended June 30, 2005	Incurred Policy	Insurance Acquisition and	Total Benefits
(in millions) (unaudited)	Losses and Benefits	Other Operating Expenses	and Expenses

As Previously Reported	$14,336	$6,730	$21,066
Initial Adjustments in the Second Restatement:
Accounting for Derivatives (FAS 133 Hedge Accounting)	–	(51)	(51)
Manufacturers Payments Received by ILFC	–	240	240
All Other Adjustments — Net	(42)	(12)	(54)

Total Initial Adjustments in the Second Restatement	(42)	177	135

Benefits and Expenses, as Restated in the Initial Adjustments	14,294	6,907	21,201

Additional Adjustments in the Second Restatement:
Asset Realization:
Domestic Brokerage Group (DBG) Issues	(7)	11	4
All Other Adjustments — Net	(4)	1	(3)

Total Additional Adjustments in the Second Restatement	(11)	12	1

Benefits and Expenses, as Restated in the Second Restatement	$14,283	$6,919	$21,202

For the Three Months Ended June 30, 2004	Incurred Policy	Insurance Acquisition and	Total Benefits
(in millions) (unaudited)	Losses and Benefits	Other Operating Expenses	and Expenses

As Previously Reported	$13,541	$5,879	$19,420
Adjustments in the First Restatement:
Risk Transfer:
Union Excess	167	12	179
Other Risk Transfer	(21)	(8)	(29)
Loss Reserves	30	–	30
Net Investment Income:
DBG/AIG Capital Corporation Intercompany Dividend	–	(25)	(25)
“Top Level” Adjustments and Other Directed Entries (other than loss reserves)	5	(65)	(60)
Conversion of Underwriting Losses to Capital Losses	–	(1)	(1)
Asset Realization:
Domestic Brokerage Group (DBG) Issues	–	(33)	(33)
Other GAAP Corrections:
Accounting for Derivatives (FAS 133 Hedge Accounting)	–	31	31
Foreign Currency Translation (FAS 52)	–	(8)	(8)
Life Settlements	(165)	–	(165)
Deferred Acquisition Costs (DAC)	(56)	50	(6)
SICO Deferred Compensation	–	14	14
Commutations	43	–	43
All Other Adjustments — Net	(40)	182	142

Total Adjustments in the First Restatement	(37)	149	112

As Adjusted in the First Restatement	13,504	6,028	19,532

Initial Adjustments in the Second Restatement:
Accounting for Derivatives (FAS 133 Hedge Accounting)	–	(89)	(89)
Manufacturers Payments Received by ILFC	–	(11)	(11)
All Other Adjustments — Net	4	5	9

Total Initial Adjustments in the Second Restatement	4	(95)	(91)

Benefits and Expenses, as Restated in the Initial Adjustments	13,508	5,933	19,441

Additional Adjustments in the Second Restatement:
Asset Realization:
Domestic Brokerage Group (DBG) Issues	(29)	25	(4)
All Other Adjustments — Net	1	2	3

Total Additional Adjustments in the Second Restatement	(28)	27	(1)

Benefits and Expenses, as Restated in the Second Restatement	$13,480	$5,960	$19,440

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

2.	Restatement of Previously Issued Financial Statements (continued)

The following table reflects the effect of the aforementioned adjustments on income taxes:

For the Three Months Ended June 30,
(in millions) (unaudited)	2005	2004

Income Taxes, as Previously Reported	$1,674	$1,401
Adjustments in the First Restatement:
Risk Transfer:
Union Excess	–	(10)
Other Risk Transfer	–	(17)
Loss Reserves	–	(11)
Net Investment Income:
Covered Calls	–	11
Synthetic Fuel Investment	–	(118)
“Top Level” Adjustments and Other Directed Entries (other than loss reserves)	–	14
Asset Realization:
Domestic Brokerage Group (DBG) Issues	–	12
Other GAAP Corrections:
Accounting for Derivatives (FAS 133 Hedge Accounting)	–	(66)
Accounting for Deferred Taxes	–	(10)
Foreign Currency Translation (FAS 52)	–	17
Life Settlements	–	(16)
Deferred Acquisition Costs (DAC)	–	2
All Other Adjustments — Net	–	9

Total Adjustments in the First Restatement	–	(183)

Income Taxes, as Adjusted in the First Restatement	1,674	1,218

Initial Adjustments in the Second Restatement:
Income Tax Accounting	99	5
All Other Adjustments — Net	366	227

Total Initial Adjustments in the Second Restatement	465	232

Income Taxes, as Restated in the Initial Adjustments	2,139	1,450

Additional Adjustments in the Second Restatement:
Income Tax Accounting	(22)	15
All Other Adjustments — Net	(34)	(1)

Total Additional Adjustments in the Second Restatement	(56)	14

Income Taxes, as Restated in the Second Restatement	$2,083	$1,464

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

3.	Segment Information

The following table summarizes the operations by major operating segment for the six months and quarter ended June 30, 2005 and 2004:

	Six Months		Three Months
	Ended June 30,		Ended June 30,

Operating Segments	2005	2004	2005	2004
(in millions) (unaudited)	(Restated)	(Restated)	(Restated)	(Restated)

Revenues(a):
General Insurance(b)	$22,624	$20,331	$11,405	$10,234
Life Insurance & Retirement Services(c)	23,292	21,280	11,517	10,795
Financial Services(d)	6,214	3,473	3,778	1,659
Asset Management(e)	2,596	2,254	1,219	1,204
Other	379	(27)	(16)	197

Consolidated	$55,105	$47,311	$27,903	$24,089

Operating income(a)(f):
General Insurance	$3,527	$2,914	$1,885	$1,472
Life Insurance & Retirement Services	4,505	4,068	2,324	2,319
Financial Services	3,259	899	2,214	315
Asset Management	1,114	965	524	529
Other(g)	(55)	(355)	(246)	14

Consolidated	$12,350	$8,491	$6,701	$4,649

(a)	Revenues and operating income reflect changes in market or estimated fair value associated with hedging activities that do not qualify for hedge accounting pursuant to FAS 133.
(b)	Represents the sum of General Insurance net premiums earned, net investment income and realized capital gains (losses).

(c)	Represents the sum of Life Insurance & Retirement Services GAAP premiums, net investment income and realized capital gains (losses).

(d)	Represents interest, lease and finance charges.

(e)	Represents management and advisory fees and net investment income with respect to guaranteed investment contracts (GICs).

(f)	Represents income before income taxes, minority interest and cumulative effect of an accounting change.

(g)	Represents other income (deductions) – net and other realized capital gains (losses).

The following table summarizes AIG’s General Insurance operations by major internal reporting unit for the six months and quarter ended June 30, 2005 and 2004:

	Six Months			Three Months
	Ended June 30,			Ended June 30,

General Insurance	2005		2004	2005	2004
(in millions) (unaudited)	(Restated)		(Restated)	(Restated)	(Restated)

Revenues:
Domestic Brokerage Group	$12,530		$11,108	$6,241	$5,577
Transatlantic	1,930		1,944	948	971
Personal Lines	2,380		2,197	1,209	1,109
Mortgage Guaranty	342		319	173	157
Foreign General	5,437		4,747	2,835	2,410
Reclassifications, Eliminations and Other	5		16	(1)	10

Total General Insurance	$22,624		$20,331	$11,405	$10,234

Operating Income:
Domestic Brokerage Group	$1,518	(a)(b)	$1,126	$805 (b)	$570
Transatlantic	213		231	99	114
Personal Lines	211		195	102	99
Mortgage Guaranty	213		212	109	116
Foreign General	1,367		1,134	771	563
Reclassifications, Eliminations and Other	5		16	(1)	10

Total General Insurance	$3,527		$2,914	$1,885	$1,472

(a)	Includes $118 million of additional losses incurred resulting from increased labor and material costs related to the 2004 Florida hurricanes.
(b)	Includes $100 million accrual in the second quarter of 2005 to cover current estimate of the liability relating to policies of workers compensation insurance written between 1985 and 1996.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

3.	Segment Information (continued)

The following table summarizes AIG’s Life Insurance & Retirement Services operations by major internal reporting unit for the six months and quarter ended June 30, 2005 and 2004:

	Six Months		Three Months
	Ended June 30,		Ended June 30,

Life Insurance & Retirement Services	2005	2004	2005	2004
(in millions) (unaudited)	(Restated)	(Restated)	(Restated)	(Restated)

Revenues(a):
Foreign:
AIA, AIRCO and Nan Shan(b)	$7,924	$7,526	$3,858	$3,751
ALICO, AIG Star Life and AIG Edison Life(c)	7,128	5,925	3,609	3,160
Philamlife and Other	257	229	127	112
Domestic:
AGLA and AG Life(d)	4,502	4,431	2,114	2,309
VALIC, AIG Annuity and AIG SunAmerica(e)	3,481	3,169	1,809	1,463

Total Life Insurance & Retirement Services	$23,292	$21,280	$11,517	$10,795

Operating Income:
Foreign:
AIA, AIRCO and Nan Shan(b)	$1,237	$1,239	$649	$712
ALICO, AIG Star Life and AIG Edison Life(c)	1,394	1,073	798	793
Philamlife and Other	33	43	17	15
Domestic:
AGLA and AG Life(d)	706	733	240	450
VALIC, AIG Annuity and AIG SunAmerica(e)	1,135	980	620	349

Total Life Insurance & Retirement Services	$4,505	$4,068	$2,324	$2,319

(a)	Represents the sum of Life Insurance & Retirement Services GAAP premiums, net investment income and realized capital gains (losses).
(b)	Represents the operations of American International Assurance Company, Limited together with American International Assurance Company (Bermuda) Limited (AIA), American International Reinsurance Company, Ltd. (AIRCO), and Nan Shan Life Insurance Company, Ltd. (Nan Shan).

(c)	Represents the operations of American Life Insurance Company (ALICO), AIG Star Life Insurance Co., Ltd. (AIG Star Life), and AIG Edison Life Insurance Company (AIG Edison Life).

(d)	AG Life includes the life operations of AIG Life Insurance Company and American International Life Assurance Company of New York. Also includes the operations of American General Life and Accident Insurance Company (AGLA).

(e)	“AIG SunAmerica” represents the annuity operations of AIG SunAmerica Life Assurance Company, as well as those of First SunAmerica Life Insurance Company and SunAmerica Life Insurance Company. Also includes the operations of The Variable Annuity Life Insurance Company (VALIC) and AIG Annuity Insurance Company (AIG Annuity).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

3.	Segment Information (continued)

The following table summarizes AIG’s Financial Services operations by major internal reporting unit for the six months and quarter ended June 30, 2005 and 2004:

	Six Months		Three Months
	Ended June 30,		Ended June 30,
Financial Services
(in millions)	2005	2004	2005	2004
(unaudited)	(Restated)	(Restated)	(Restated)	(Restated)

Revenues(a):
Aircraft Finance(b)	$1,718	$1,512	$891	$778
Capital Markets(c)(d)	2,731	492	1,975	131
Consumer Finance(e)	1,724	1,416	891	723
Other	41	53	21	27

Total Financial Services	$6,214	$3,473	$3,778	$1,659

Operating income(loss)(a):
Aircraft Finance	$311	$303	$124	$131
Capital Markets(d)	2,456	177	1,836	(37)
Consumer Finance	479	385	248	202
Other	13	34	6	19

Total Financial Services	$3,259	$899	$2,214	$315

(a)	Includes the effect of hedging activities that do not qualify for hedge accounting treatment under FAS 133, including the related foreign exchange gains and losses. For the first six months and second quarter ended June 30, 2005 and 2004, the effect was $(49) million and $(64) million, and $(11) million and $(31) million, respectively, in operating income for Aircraft Finance and $2.16 billion and $1.70 billion, and $(151) million and $(234) million in both revenues and operating income, respectively, for Capital Markets (AIG Financial Products Corp. and AIG Trading Group Inc. and their respective subsidiaries).
(b)	Revenues were primarily from ILFC aircraft lease rentals.

(c)	Revenues, shown net of interest expense, are primarily from hedging activities that do not qualify for hedge accounting treatment under FAS 133 described in (a) above.

(d)	Certain transactions entered into by AIGFP generate tax credits and benefits which are included in income taxes on the consolidated statement of income. The amount of such tax credits and benefits for the first six months and second quarter ended June 30, 2005 and 2004 are $40 million and $21 million, and $64 million and $29 million, respectively.

(e)	Revenues were primarily finance charges.

The following table summarizes AIG’s Asset Management revenues and operating income for the six months and quarter ended June 30, 2005 and 2004:

	Six Months		Three Months
	Ended June 30,		Ended June 30,
Asset Management
(in millions)	2005	2004	2005	2004
(unaudited)	(Restated)	(Restated)	(Restated)	(Restated)

Revenues:
Guaranteed investment contracts	$1,799	$1,517	$903	$780
Institutional Asset Management	497	481	178	294
Brokerage Services and Mutual Funds	125	123	62	62
Other	175	133	76	68

Total Asset Management	$2,596	$2,254	$1,219	$1,204

Operating income:
Guaranteed investment contracts(a)	$645	$654	$326	$359
Institutional Asset Management(b)	269	146	108	87
Brokerage Services and Mutual Funds	30	37	17	17
Other	170	128	73	66

Total Asset Management	$1,114	$965	$524	$529

(a)	The effect of hedging activities that do not qualify for hedge accounting treatment under FAS 133 was $109 million and $151 million for the first six months of 2005 and 2004, respectively, and $47 million and $87 million for the second quarter of 2005 and 2004, respectively.
(b)	Includes the results of certain AIG managed private equity and real estate funds that are consolidated effective December 31, 2003 pursuant to FIN46R, “Consolidation of Variable Interest Entities”. For the first six months and second quarter ended June 30, 2005 and 2004, operating income includes $112 million and $37 million, and $32 million and $28 million, respectively, of third-party limited partner earnings offset as an expense in Minority interest.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

4.	Earnings Per Share

Earnings per share of AIG are based on the weighted average number of common shares outstanding during the period.

Computation of Earnings Per Share:

	Six Months		Three Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004
(in millions, except per share data) (unaudited)	(Restated)	(Restated)	(Restated)	(Restated)

Numerator for basic earnings per share:
Income before cumulative effect of an accounting change	$8,288	$5,722	$4,489	$3,080
Cumulative effect of an accounting change, net of tax	–	(144)	–	–

Net income applicable to common stock	$8,288	$5,578	$4,489	$3,080

Denominator for basic earnings per share:
Average shares outstanding used in the computation of per share earnings:
Common stock issued	2,752	2,752	2,752	2,752
Common stock in treasury	(156)	(143)	(156)	(144)

Average shares outstanding – basic	2,596	2,609	2,596	2,608

Numerator for diluted earnings per share:
Income before cumulative effect of an accounting change	$8,288	$5,722	$4,489	$3,080
Cumulative effect of an accounting change, net of tax	–	(144)	–	–

Net income applicable to common stock	8,288	5,578	4,489	3,080

Interest on contingently convertible bonds, net of tax(a)	5	6	2	3

Adjusted net income applicable to common stock(a)	$8,293	$5,584	$4,491	$3,083

Denominator for diluted earnings per share:
Average shares outstanding	2,596	2,609	2,596	2,608
Incremental shares from potential common stock:
Average number of shares arising from outstanding employee stock plans (treasury stock method)(b)	18	23	18	23
Contingently convertible bonds(a)	9	9	9	9

Adjusted average shares outstanding – diluted(a)	2,623	2,641	2,623	2,640

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

4.	Earnings Per Share (continued)

	Six Months		Three Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004
(in millions, except per share data) (unaudited)	(Restated)	(Restated)	(Restated)	(Restated)

Earnings per share:
Basic:
Income before cumulative effect of an accounting change	$3.19	$2.20	$1.73	$1.19
Cumulative effect of an accounting change, net of tax	–	(0.06)	–	–
Net income	$3.19	$2.14	$1.73	$1.19

Diluted:
Income before cumulative effect of an accounting change	$3.16	$2.17	$1.71	$1.17
Cumulative effect of an accounting change, net of tax	–	(0.06)	–	–
Net income	$3.16	$2.11	$1.71	$1.17

(a)	Assumes conversion of contingently convertible bonds due to the adoption of EITF Issue No. 04-8 “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share.”
(b)	Certain shares issuable pursuant to employee stock plans were not included in the computation of diluted earnings per share where the exercise price of the options exceeded the average market price and would have been antidilutive. The number of shares excluded were 23 million and 8 million for the first six months of 2005 and 2004, respectively.

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

     Compensation expense with respect to the SICO Plans aggregated $67 million and $28 million for the six months ended June 30, 2005 and 2004, respectively.

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

     (a) AIG and certain of its subsidiaries become parties to derivative financial instruments with market risk resulting from both dealer and end user activities and to reduce currency, interest rate, equity and commodity exposures. These instruments are carried at their estimated fair values in the consolidated balance sheet. The vast majority of AIG’s derivative activity is transacted by AIG’s Capital Markets operations, comprised of AIG Financial Products Corp. and AIG Trading Group Inc. and their subsidiaries (AIGFP). See also Note 20 in AIG’s 2005 Annual Report on Form 10-K.

     (b) Securities sold, but not yet purchased and spot commodities sold but not yet purchased represent obligations of AIGFP to deliver specified securities and spot commodities at their contracted prices. AIGFP records a liability to repurchase the securities and spot commodities in the market at prevailing prices.

     AIG has issued unconditional guarantees with respect to the prompt payment, when due, of all present and future payment obligations and liabilities of AIGFP arising from transactions entered into by AIGFP. Revenues for the six months ended June 30, 2005 and 2004 from Capital Markets operations were $2.73 billion and $492 million, respectively.

     (c) At June 30, 2005, ILFC had committed to purchase 310 new and used aircraft deliverable from 2005 through 2010 at an estimated aggregate purchase price of $20.2 billion and had options to purchase 12 new aircraft deliverable through 2009 at an estimated aggregate purchase price of $988 million. ILFC will be required to find customers for any aircraft acquired, and it must arrange financing for portions of the purchase price of such equipment.

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

     (g) AIG and certain of its subsidiaries have been named defendants in two putative class actions in state court in Alabama that arise out of the 1999 settlement of class and deriva-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

7.	Commitments and Contingent Liabilities (continued)

tive litigation involving Caremark Rx, Inc. (Caremark). An excess policy issued by a subsidiary of AIG with respect to the 1999 litigation was expressly stated to be without limit of liability. In the current actions, plaintiffs allege that the judge approving the 1999 settlement was misled as to the extent of available insurance coverage and would not have approved the settlement had he known of the existence and/or unlimited nature of the excess policy. They further allege that AIG, its subsidiaries, and Caremark are liable for fraud and suppression for misrepresenting and/or concealing the nature and extent of coverage. In their complaint, plaintiffs request compensatory damages for the 1999 class in the amount of $3.2 billion, plus punitive damages. AIG and its subsidiaries deny the allegations of fraud and suppression and have asserted, inter alia, that information concerning the excess policy was publicly disclosed months prior to the approval of the settlement. AIG and its subsidiaries further assert that the current claims are barred by the statute of limitations and that plaintiffs’ assertions that the statute was tolled cannot stand against the public disclosure of the excess coverage. Plaintiffs, in turn, have asserted that the disclosure was insufficient to inform them of the nature of the coverage and did not start the running of the statute of limitations. On January 28, 2005, the Alabama trial court determined that one of the current actions may proceed as a class action on behalf of the 1999 classes that were allegedly defrauded by the settlement. AIG, its subsidiaries, and Caremark are seeking appellate relief from the Alabama Supreme Court. AIG cannot now estimate either the likelihood of its prevailing in these actions or the potential damages in the event liability is determined.

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

     (k) AIG subsidiaries own interests in certain limited liability companies (LLCs) which invest in coal synthetic fuel production facilities. The sale of coal synthetic fuel produced by these facilities generates income tax credits. One of the conditions a taxpayer must meet to qualify for coal synfuel tax credits is that the synfuel production facility must have been “placed in service” before July 1, 1998. On July 1, 2005 Internal Revenue Service (IRS) field agents issued notices of proposed adjustment to the LLCs proposing to disallow all of the credits taken by the LLCs during the years 2001 through 2003. The IRS field agents subsequently conceded that one of the facilities was timely placed in service, but they contend that none of the other underlying production facilities were placed in service by the statutory deadline. On October 3, 2005, IRS field agents issued 60-day letters to the LLC’s proposing to disallow the tax credits taken with respect to synfuel sales by the remaining five production facilities. By letters dated February 17, 2006, the IRS field agents have advised the LLCs that they have, after further review, concluded that all six production facilities were placed in service before July 1, 1998 and that they will withdraw the 60-day letters issued to the LLCs.

     Tax credits generated from the production and sale of synthetic fuel under section 29 of the Internal Revenue Code are subject to an annual phase-out provision that is based on the average wellhead price of domestic crude oil. The price range within which the tax credits are phased-out was originally established in 1980 and is adjusted annually for inflation. Depending on the price of domestic crude oil for a particular year, all or a portion of the tax credits generated in that year might be eliminated. Although AIG cannot predict the future price of domestic crude oil for years 2006 and 2007 (the final year the tax credits are available), AIG does not expect the phase-out provision to affect tax credits generated in 2005. AIG has also entered into hedges designed to mitigate a portion of its future exposure to a sustained high price of oil. However, no assurance can be given as to the effectiveness of the hedging in actually reducing such exposure or whether such hedging will continue.

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

     (m) As a result of pending actions against AIG arising out of the liability of certain Domestic Brokerage Group (DBG) companies for taxes, assessments, and surcharges for policies of workers compensation insurance written between 1985 and 1996, AIG established a reserve in the second quarter of 2005 of $100 million (including interest) to cover estimated liabilities to various states, guarantee funds, and residual market facilities (and the members thereof) relating to these actions.

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

     At the June 2005 meeting, the Emerging Issues Task Force (EITF) reached a consensus with respect to Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” The Issue addresses what rights held by the limited partner(s) preclude consolidation in circumstances in which the sole general partner would consolidate the limited partnership in accordance with generally accepted accounting principles absent the existence of the rights held by the limited partner(s). Based on that consensus, the EITF also agreed to amend the consensus in Issue No. 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholders Have Certain Approval or Veto Rights.” The guidance in this Issue is effective after June 29, 2005 for general partners of all new limited partnerships formed and for existing limited partnerships for which the partnership agreements are modified. For general partners in all other limited partnerships, the guidance in this Issue is effective beginning January 1, 2006. The effect of the adoption of this EITF Issue on existing partnerships that were modified and new partnerships entered into after June 29, 2005, was not material to AIG’s financial condition or results of operations. For all other partnerships, AIG is currently assessing the effect of adopting this EITF Issue.

     On June 29, 2005, FASB issued Statement 133 Implementation Issue No. B38, “Embedded Derivatives: Evalua-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

9.	Recent Accounting Standards (continued)

tion of Net Settlement with Respect to the Settlement of a Debt Instrument through Exercise of an Embedded Put Option or Call Option.” This implementation guidance relates to the potential settlement of the debtor’s obligation to the creditor that would occur upon exercise of the put option or call option, which meets the net settlement criterion in FAS 133 paragraph 9(a). The effective date of the implementation guidance is January 1, 2006. AIG is currently assessing the effect of implementing this guidance.

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

American General Corporation:

Condensed Consolidating Balance Sheet

	American
	International
June 30, 2005 (Restated)	Group, Inc.	AGC	Other		Consolidated
(in millions) (unaudited)	Guarantor	Issuer	Subsidiaries	Eliminations	AIG

Assets:
Invested assets	$863	$–	$679,841	$(13,312)	$667,392
Cash	71	–	1,667	–	1,738
Carrying value of subsidiaries and partially owned companies, at equity	91,285	27,755	5,912	(123,563)	1,389
Other assets	2,949	2,817	155,351	(469)	160,648

Total assets	$95,168	$30,572	$842,771	$(137,344)	$831,167

Liabilities:
Insurance liabilities	$384	$–	$445,547	$(64)	$445,867
Debt	3,655	2,184	110,381	(12,717)	103,503
Other liabilities	2,516	4,629	186,993	(1,150)	192,988

Total liabilities	6,555	6,813	742,921	(13,931)	742,358

Preferred shareholders’ equity in subsidiary companies	–	–	196	–	196
Total shareholders’ equity	88,613	23,759	99,654	(123,413)	88,613

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$95,168	$30,572	$842,771	$(137,344)	$831,167

	American
	International
December 31, 2004	Group, Inc.	AGC	Other		Consolidated
(in millions) (unaudited)	Guarantor	Issuer	Subsidiaries	Eliminations	AIG

Assets:
Invested assets	$1,027	$–	$650,238	$(12,984)	$638,281
Cash	17	–	1,992	–	2,009
Carrying value of subsidiaries and partially owned companies, at equity	80,966	26,179	12,763	(118,413)	1,495
Other assets	2,786	2,546	154,417	(389)	159,360

Total assets	$84,796	$28,725	$819,410	$(131,786)	$801,145

Liabilities:
Insurance liabilities	$405	$–	$428,130	$(69)	$428,466
Debt	3,647	2,482	103,027	(12,257)	96,899
Other liabilities	1,071	4,076	191,967	(1,206)	195,908

Total liabilities	5,123	6,558	723,124	(13,532)	721,273

Preferred shareholders’ equity in subsidiary companies	–	–	199	–	199
Total shareholders’ equity	79,673	22,167	96,087	(118,254)	79,673

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$84,796	$28,725	$819,410	$(131,786)	$801,145

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

10.	Information Provided in Connection with Outstanding Debt (continued)

Condensed Consolidating Statement of Income

	American
	International
Six Months Ended June 30, 2005 (Restated)	Group, Inc.		AGC		Other			Consolidated
(in millions) (unaudited)	Guarantor		Issuer		Subsidiaries		Eliminations	AIG

Operating income (loss)	$140	(a)	$(76	) (b)	$12,286	(c)	$–	$12,350	(d)
Equity in undistributed net income of consolidated subsidiaries	7,430		1,291		–		(8,721)	–
Dividend income from consolidated subsidiaries	928		–		–		(928)	–
Income taxes (benefits)	210		(26)		3,605		–	3,789
Minority interest	–		–		(273)		–	(273)

Net income (loss)	$8,288		$1,241		$8,408		$(9,649)	$8,288

	American
	International
Six Months Ended June 30, 2004 (Restated)	Group, Inc.		AGC		Other		Consolidated
(in millions) (unaudited)	Guarantor		Issuer		Subsidiaries	Eliminations	AIG

Operating income (loss)	$(38	)(e)	$(41	) (f)	$8,570 (g)	$–	$8,491 (h)
Equity in undistributed net income of consolidated subsidiaries	5,236		1,120		–	(6,356)	–
Dividend income from consolidated subsidiaries	641		40		–	(681)	–
Income taxes (benefits)	261		(14)		2,347	–	2,594
Minority interest	–		–		(175)	–	(175)
Cumulative effect of an accounting change, net of tax	–		–		(144)	–	(144)

Net income (loss)	$5,578		$1,133		$5,904	$(7,037)	$5,578

(a)	Includes other income (deductions) – net and other realized capital gains (losses) of $(147) million for the six months ended June 30, 2005.
(b)	Includes other income (deductions) – net and other realized capital gains (losses) of $(76) million for the six months ended June 30, 2005.
(c)	Includes other income (deductions) – net and other realized capital gains (losses) of $168 million for the six months ended June 30, 2005.
(d)	Includes other income (deductions) – net and other realized capital gains (losses) of $(55) million for the six months ended June 30, 2005.
(e)	Includes other income (deductions) – net and other realized capital gains (losses) of $(173) million for the six months ended June 30, 2004.
(f)	Includes other income (deductions) – net and other realized capital gains (losses) of $(41) million for the six months ended June 30, 2004.
(g)	Includes other income (deductions) – net and other realized capital gains (losses) of $(141) million for the six months ended June 30, 2004.
(h)	Includes other income (deductions) – net and other realized capital gains (losses) of $(355) million for the six months ended June 30, 2004.

	American
	International
Three Months Ended June 30, 2005 (Restated)	Group, Inc.		AGC		Other			Consolidated
(in millions) (unaudited)	Guarantor		Issuer		Subsidiaries		Eliminations	AIG

Operating income (loss)	$150	(a)	$(40	) (b)	$6,591	(c)	$–	$6,701	(d)
Equity in undistributed net income of consolidated subsidiaries	3,784		590		–		(4,374)	–
Dividend income from consolidated subsidiaries	657		–		–		(657)	–
Income taxes (benefits)	102		(14)		1,995		–	2,083
Minority interest	–		–		(129)		–	(129)

Net income (loss)	$4,489		$564		$4,467		$(5,031)	$4,489

	American
	International
Three Months Ended June 30, 2004 (Restated)	Group, Inc.		AGC		Other			Consolidated
(in millions) (unaudited)	Guarantor		Issuer		Subsidiaries		Eliminations	AIG

Operating income (loss)	$(126	)(e)	$(11	) (f)	$4,786	(g)	$–	$4,649	(h)
Equity in undistributed net income of consolidated subsidiaries	2,977		542		–		(3,519)	–
Dividend income from consolidated subsidiaries	319		16		–		(335)	–
Income taxes (benefits)	90		(4)		1,378		–	1,464
Minority interest	–		–		(105)		–	(105)

Net income (loss)	$3,080		$551		$3,303		$(3,854)	$3,080

(a)	Includes other income (deductions) – net and other realized capital gains (losses) of $(44) million for the three months ended June 30, 2005.
(b)	Includes other income (deductions) – net and other realized capital gains (losses) of $(40) million for the three months ended June 30, 2005.
(c)	Includes other income (deductions) – net and other realized capital gains (losses) of $(162) million for the three months ended June 30, 2005.
(d)	Includes other income (deductions) – net and other realized capital gains (losses) of $(246) million for the three months ended June 30, 2005.
(e)	Includes other income (deductions) – net and other realized capital gains (losses) of $(216) million for the three months ended June 30, 2004.
(f)	Includes other income (deductions) – net and other realized capital gains (losses) of $(11) million for the three months ended June 30, 2004.
(g)	Includes other income (deductions) – net and other realized capital gains (losses) of $241 million for the three months ended June 30, 2004.
(h)	Includes other income (deductions) – net and other realized capital gains (losses) of $14 million for the three months ended June 30, 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

10.	Information Provided in Connection with Outstanding Debt (continued)

Condensed Consolidating Statements of Cash Flow

	American
	International
Six Months Ended June 30, 2005 (Restated)	Group, Inc.	AGC	Other	Consolidated
(in millions) (unaudited)	Guarantor	Issuer	Subsidiaries	AIG

Net cash provided by operating activities	$721	$642	$12,454	$13,817

Cash flows from investing:
Invested assets disposed	158	–	110,586	110,744
Invested assets acquired	–	–	(145,702)	(145,702)
Other	(173)	(270)	43	(400)

Net cash used in investing activities	(15)	(270)	(35,073)	(35,358)

Cash flows from financing activities:
Change in debts	(35)	(299)	7,127	6,793
Other	(657)	(73)	16,034	15,304

Net cash (used in) provided by financing activities	(692)	(372)	23,161	22,097

Effect of exchange rate changes on cash	40	–	(867)	(827)

Change in cash	54	–	(325)	(271)
Cash at beginning of period	17	–	1,992	2,009

Cash at end of period	$71	$–	$1,667	$1,738

	American
	International
Six Months Ended June 30, 2004 (Restated)	Group, Inc.	AGC	Other	Consolidated
(in millions) (unaudited)	Guarantor	Issuer	Subsidiaries	AIG

Net cash provided by operating activities	$891	$550	$10,445	$11,886

Cash flows from investing:
Invested assets disposed	184	–	96,069	96,253
Invested assets acquired	(176)	–	(146,447)	(146,623)
Other	(192)	(362)	217	(337)

Net cash used in investing activities	(184)	(362)	(50,161)	(50,707)

Cash flows from financing activities:
Change in debts	(26)	(150)	7,600	7,424
Other	(572)	(38)	32,993	32,383

Net cash (used in) provided by financing activities	(598)	(188)	40,593	39,807

Effect of exchange rate changes on cash	(110)	–	235	125

Change in cash	(1)	–	1,112	1,111
Cash at beginning of period	19	–	903	922

Cash at end of period	$18	$–	$2,015	$2,033

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

10.	Information Provided in Connection with Outstanding Debt (continued)

(b) AIG Liquidity Corp. is a wholly owned subsidiary of AIG. AIG provides a full and unconditional guarantee of all obligations of AIG Liquidity Corp., which commenced operations in 2003.

AIG Liquidity Corp.:

Condensed Consolidating Balance Sheet

	American
	International	AIG
June 30, 2005 (Restated)	Group, Inc.	Liquidity		Other		Consolidated
(in millions) (unaudited)	Guarantor	Corp.		Subsidiaries	Eliminations	AIG

Assets:
Invested assets	$863	$	*	$679,841	$(13,312)	$667,392
Cash	71		*	1,667	–	1,738
Carrying value of subsidiaries and partially owned companies, at equity	91,285		–	33,667	(123,563)	1,389
Other assets	2,949		*	158,168	(469)	160,648

Total assets	$95,168	$	*	$873,343	$(137,344)	$831,167

Liabilities:
Insurance liabilities	$384		$–	$445,547	$(64)	$445,867
Debt	3,655		*	112,565	(12,717)	103,503
Other liabilities	2,516		*	191,622	(1,150)	192,988

Total liabilities	6,555		*	749,734	(13,931)	742,358

Preferred shareholders’ equity in subsidiary companies	–		–	196	–	196
Total shareholders’ equity	88,613		*	123,413	(123,413)	88,613

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$95,168	$	*	$873,343	$(137,344)	$831,167

*	Amounts significantly less than $1 million.

	American
	International	AIG
December 31, 2004	Group, Inc.	Liquidity		Other		Consolidated
(in millions) (unaudited)	Guarantor	Corp.		Subsidiaries	Eliminations	AIG

Assets:
Invested assets	$1,027	$	*	$650,238	$(12,984)	$638,281
Cash	17		*	1,992	–	2,009
Carrying value of subsidiaries and partially owned companies, at equity	80,966		–	38,942	(118,413)	1,495
Other assets	2,786		*	156,963	(389)	159,360

Total assets	$84,796	$	*	$848,135	$(131,786)	$801,145

Liabilities:
Insurance liabilities	$405		$–	$428,130	$(69)	$428,466
Debt	3,647		*	105,509	(12,257)	96,899
Other liabilities	1,071		*	196,043	(1,206)	195,908

Total liabilities	5,123		*	729,682	(13,532)	721,273

Preferred shareholders’ equity in subsidiary companies	–		–	199	–	199
Total shareholders’ equity	79,673		*	118,254	(118,254)	79,673

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$84,796	$	*	$848,135	$(131,786)	$801,145

*	Amounts significantly less than $1 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

10.	Information Provided in Connection with Outstanding Debt (continued)

Condensed Consolidating Statement of Income

	American
	International		AIG
Six Months Ended June 30, 2005 (Restated)	Group, Inc.		Liquidity	Other			Consolidated
(in millions) (unaudited)	Guarantor		Corp.	Subsidiaries		Eliminations	AIG

Operating income	$140	(a)	$ *	$12,210	(b)	$–	$12,350	(c)
Equity in undistributed net income of consolidated subsidiaries	7,430		–	1,291		(8,721)	–
Dividend income from consolidated subsidiaries	928		–	–		(928)	–
Income taxes	210		*	3,579		–	3,789
Minority interest	–		–	(273)		–	(273)

Net income (loss)	$8,288		$ *	$9,649		$(9,649)	$8,288

*	Amounts significantly less than $1 million.

	American
	International		AIG
Six Months Ended June 30, 2004 (Restated)	Group, Inc.		Liquidity	Other		Consolidated
(in millions) (unaudited)	Guarantor		Corp.	Subsidiaries	Eliminations	AIG

Operating income (loss)	$(38	)(d)	$ *	$8,529 (e)	$–	$8,491 (f)
Equity in undistributed net income of consolidated subsidiaries	5,236		–	1,120	(6,356)	–
Dividend income from consolidated subsidiaries	641		–	40	(681)	–
Income taxes	261		*	2,333	–	2,594
Minority interest	–		–	(175)	–	(175)
Cumulative effect of an accounting change, net of tax	–		–	(144)	–	(144)

Net income (loss)	$5,578		$ *	$7,037	$(7,037)	$5,578

*	Amounts significantly less than $1 million.

(a)	Includes other income (deductions) — net and other realized capital gains (losses) of $(147) million for the six months ended June 30, 2005.
(b)	Includes other income (deductions) — net and other realized capital gains (losses) of $92 million for the six months ended June 30, 2005.
(c)	Includes other income (deductions) — net and other realized capital gains (losses) of $(55) million for the six months ended June 30, 2005.
(d)	Includes other income (deductions) — net and other realized capital gains (losses) of $(173) million for the six months ended June 30, 2004.
(e)	Includes other income (deductions) — net and other realized capital gains (losses) of $(182) million for the six months ended June 30, 2004.
(f)	Includes other income (deductions) — net and other realized capital gains (losses) of $(355) million for the six months ended June 30, 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

10.	Information Provided in Connection with Outstanding Debt (continued)

	American
	International		AIG
Three Months Ended June 30, 2005 (Restated)	Group, Inc.		Liquidity	Other			Consolidated
(in millions) (unaudited)	Guarantor		Corp.	Subsidiaries		Eliminations	AIG

Operating income	$150	(a)	$ *	$6,551	(b)	$–	$6,701	(c)
Equity in undistributed net income of consolidated subsidiaries	3,784		–	590		(4,374)	–
Dividend income from consolidated subsidiaries	657		–	–		(657)	–
Income taxes	102		*	1,981		–	2,083
Minority interest	–		–	(129)		–	(129)

Net income (loss)	$4,489		$ *	$5,031		$(5,031)	$4,489

*	Amounts significantly less than $1 million.

	American
	International		AIG
Three Months Ended June 30, 2004 (Restated)	Group, Inc.		Liquidity	Other			Consolidated
(in millions) (unaudited)	Guarantor		Corp.	Subsidiaries		Eliminations	AIG

Operating income (loss)	$(126	)(d)	$ *	$4,775	(e)	$–	$4,649	(f)
Equity in undistributed net income of consolidated subsidiaries	2,977		–	542		(3,519)	–
Dividend income from consolidated subsidiaries	319		–	16		(335)	–
Income taxes	90		*	1,374		–	1,464
Minority interest	–		–	(105)		–	(105)

Net income (loss)	$3,080		$ *	$3,854		$(3,854)	$3,080

*	Amounts significantly less than $1 million.

(a)	Includes other income (deductions) — net and other realized capital gains (losses) of $(44) million for the three months ended June 30, 2005.
(b)	Includes other income (deductions) — net and other realized capital gains (losses) of $(202) million for the three months ended June 30, 2005.
(c)	Includes other income (deductions) — net and other realized capital gains (losses) of $(246) million for the three months ended June 30, 2005.
(d)	Includes other income (deductions) — net and other realized capital gains (losses) of $(216) million for the three months ended June 30, 2004.
(e)	Includes other income (deductions) — net and other realized capital gains (losses) of $230 million for the three months ended June 30, 2004.
(f)	Includes other income (deductions) — net and other realized capital gains (losses) of $14 million for the three months ended June 30, 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

American International Group, Inc. and Subsidiaries

10.	Information Provided in Connection with Outstanding Debt (continued)

Condensed Consolidating Statements of Cash Flow

	American
	International	AIG
Six Months Ended June 30, 2005 (Restated)	Group, Inc.	Liquidity	Other	Consolidated
(in millions) (unaudited)	Guarantor	Corp.	Subsidiaries	AIG

Net cash provided by operating activities	$721	$ *	$13,096	$13,817

Cash flows from investing:
Invested assets disposed	158	–	110,586	110,744
Invested assets acquired	–	–	(145,702)	(145,702)
Other	(173)	*	(227)	(400)

Net cash used in investing activities	(15)	*	(35,343)	(35,358)

Cash flows from financing activities:
Change in debts	(35)	–	6,828	6,793
Other	(657)	*	15,961	15,304

Net cash (used in) provided by financing activities	(692)	*	22,789	22,097

Effect of exchange rate changes on cash	40	–	(867)	(827)

Change in cash	54	*	(325)	(271)
Cash at beginning of period	17	–	1,992	2,009

Cash at end of period	$71	$ *	$1,667	$1,738

*	Amounts significantly less than $1 million.

	American
	International	AIG
Six Months Ended June 30, 2004 (Restated)	Group, Inc.	Liquidity	Other	Consolidated
(in millions) (unaudited)	Guarantor	Corp.	Subsidiaries	AIG

Net cash provided by operating activities	$891	$ *	$10,995	$11,886

Cash flows from investing:
Invested assets disposed	184	–	96,069	96,253
Invested assets acquired	(176)	–	(146,447)	(146,623)
Other	(192)	*	(145)	(337)

Net cash used in investing activities	(184)	*	(50,523)	(50,707)

Cash flows from financing activities:
Change in debts	(26)	–	7,450	7,424
Other	(572)	*	32,955	32,383

Net cash (used in) provided by financing activities	(598)	*	40,405	39,807

Effect of exchange rate changes on cash	(110)	–	235	125

Change in cash	(1)	*	1,112	1,111
Cash at beginning of period	19	–	903	922

Cash at end of period	$18	$ *	$2,015	$2,033

*	Amounts significantly less than $1 million.

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

Cautionary Statement Regarding Projections and Other Information About Future Events

This Quarterly Report and other publicly available documents may include, and AIG’s officers and representatives may from time to time make, projections concerning financial information and statements concerning future economic performance and events, plans and objectives relating to management, operations, products and services, and assumptions underlying these projections and statements. These projections and statements are not historical facts but instead represent only AIG’s belief regarding future events, many of which, by their nature, are inherently uncertain and outside AIG’s control. These projections and statements may address, among other things, the status and potential future outcome of the current regulatory and civil proceedings against AIG and their potential effect on AIG’s businesses, financial position, results of operations, cash flows and liquidity, the effect of the credit rating downgrades on AIG’s businesses and competitive position, the unwinding and resolving of various relationships between AIG and Starr and SICO, and AIG’s strategy for growth, product development, market position, financial results and reserves. It is possible that AIG’s actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these projections and statements. Factors that could cause AIG’s actual results to differ, possible materially, from those in the specific projections and statements are discussed throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in “Risk Factors” in Item 1A, Part I of AIG’s 2005 Annual Report on Form-10K, AIG is not under any obligation (and expressly disclaims any such obligations) to update or alter any projection or other statement, whether written or oral, that may be made from time to time, whether as a result of new information, future events or otherwise.

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

     As announced on November 9, 2005, AIG identified certain errors, the preponderance of which were identified during the remediation of material weaknesses in internal controls referred to in the Explanatory Note, principally relating to internal controls surrounding accounting for derivatives and related assets and liabilities under FAS 133, reconciliation of certain balance sheet accounts and income tax accounting. AIG also announced it was correcting errors that were identified since the First Restatement, including those related to the accounting for certain payments received from aircraft and engine manufacturers by ILFC, which were originally corrected in AIG’s Second Quarter Form 10-Q. The adjustments to correct the foregoing errors are referred to in this Second Quarter Form 10-Q/A as the Initial Adjustments.

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

     The financial information that is included in this Second Quarter Form 10-Q/A has been restated as part of the First Restatement and the Second Restatement (the Restatements).

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

American International Group, Inc. and Subsidiaries

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

The following table summarizes AIG’s revenues, income before income taxes, minority interest and cumulative effect of an accounting change and net income for the six months ended June 30, 2005 and 2004:

	2005	2004
(in millions)	(Restated)	(Restated)

Total revenues	$55,105	$47,311

Income before income taxes, minority interest and cumulative effect of an accounting change	12,350	8,491

Net income	$8,288	$5,578

Consolidated Results

The 16.5 percent growth in revenues in the first six months of 2005 was primarily attributable to the growth in net premiums earned from global General Insurance operations as well as growth in both General Insurance and Life Insurance & Retirement Services net investment income and Life Insurance & Retirement Services GAAP premiums.

     AIG’s income before income taxes, minority interest and cumulative effect of an accounting change increased 45.4 percent in the first six months of 2005 when compared to the same period of 2004. General Insurance, Life Insurance & Retirement Services, Financial Services, and Asset Management operating income gains were the primary factors for the increase over 2004 in both pretax income and net income.

The following table summarizes the operations of each principal segment for the six months ended June 30, 2005 and 2004. See also Note 3 of Notes to Consolidated Financial Statements.

	2005	2004
(in millions)	(Restated)	(Restated)

Revenues(a):
General Insurance(b)	$22,624	$20,331
Life Insurance & Retirement Services(c)	23,292	21,280
Financial Services(d)	6,214	3,473
Asset Management(e)	2,596	2,254
Other	379	(27)

Consolidated	$55,105	$47,311

Operating Income(a)(f):
General Insurance	$3,527	$2,914
Life Insurance & Retirement Services	4,505	4,068
Financial Services	3,259	899
Asset Management	1,114	965
Other(g)	(55)	(355)

Consolidated	$12,350	$8,491

(a)	Revenues and operating income reflect changes in market or estimated fair value associated with hedging activities that do not qualify for hedge accounting pursuant to FAS 133.
(b)	Represents the sum of General Insurance net premiums earned, net investment income and realized capital gains (losses).

(c)	Represents the sum of Life Insurance & Retirement Services GAAP premiums, net investment income and realized capital gains (losses).

(d)	Represents interest, lease and finance charges.

(e)	Represents management and advisory fees and net investment income with respect to GICs.
(f)	Represents income before income taxes, minority interest and cumulative effect of an accounting change.

(g)	Represents other income (deductions) – net and other realized capital gains (losses).

General Insurance

AIG’s General Insurance operations provide property and casualty products and services throughout the world. The increase in General Insurance operating income in the first six months of 2005 compared to the same period of 2004 was primarily attributable to strong growth in operating income with respect to Domestic Brokerage Group’s and Foreign General’s operations. DBG’s operating income included addi-

American International Group, Inc. and Subsidiaries
tional losses in the first six months of 2005 resulting from increased labor and material costs related to the 2004 Florida hurricanes.

Life Insurance & Retirement Services

AIG’s Life Insurance & Retirement Services operations provide insurance, financial and investment products throughout the world. Foreign operations provided approximately 59 percent of AIG’s Life Insurance & Retirement Services operating income for the first six months of 2005.

     Life Insurance & Retirement Services operating income increased by 10.7 percent in the first six months of 2005 when compared to the same period of 2004. This increase resulted from growth in AIG’s principal Foreign Life Insurance & Retirement Services businesses.

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

     Asset Management operating income increased 15.4 percent in the first six months of 2005 when compared to the same period of 2004 as a result of the upturn in worldwide financial markets and a strong global product portfolio.

Capital Resources

At June 30, 2005, AIG had total consolidated shareholders’ equity of $88.61 billion and total consolidated borrowings of $103.50 billion. At that date, $93.32 billion of such borrowings were either not guaranteed by AIG or were matched borrowings under obligations of guaranteed investment agreements (GIAs), liabilities connected to trust preferred stock, or matched notes and bonds payable.

     During the period from January 1, 2005 through June 30, 2005, AIG purchased in the open market 2,477,100 shares of its common stock.

Liquidity

At June 30, 2005, AIG’s consolidated invested assets included $19.20 billion in cash and short-term investments. Consolidated net cash provided from operating activities in the first six months of 2005 amounted to $13.82 billion. AIG believes that its liquid assets, cash provided by operations and access to short term funding through commercial paper and bank credit facilities will enable it to meet any anticipated cash requirements.

Outlook

From March through June of 2005, the major rating agencies downgraded AIG’s ratings in a series of actions. Standard & Poor’s, a division of the McGraw-Hill Companies, Inc. (“S&P”), lowered the long-term senior debt and counterparty ratings of AIG from ‘AAA’ to ‘AA’ (second highest of eight rating categories) and changed the rating outlook to negative. S&P’s outlook indicates the potential direction of a rating over the intermediate term (typically six months to two years). A negative outlook means that a rating may be lowered; however, an outlook is not necessarily a precursor to a rating change. Moody’s Investors Service (“Moody’s”) lowered AIG’s long-term senior debt rating from ‘Aaa’ to ‘Aa2’ (second highest of nine rating categories) with a stable outlook. Moody’s appends numerical modifiers 1, 2, and 3 to the generic rating categories to show relative position within rating categories. Fitch Ratings (“Fitch”) downgraded the long-term senior debt ratings of AIG from ‘AAA’ to ‘AA’ (second highest of nine rating categories) and placed the ratings on Rating Watch Negative. A Fitch Rating Watch notifies investors that there is a reasonable probability of a rating change and the likely direction of such change. A Rating Watch Negative indicates a potential downgrade. Rating Watch is typically resolved over a relatively short period. In April 2006, Fitch removed AIG from Rating Watch Negative and affirmed its rating with a stable outlook.

The agencies also took rating actions on AIG’s insurance subsidiaries. S&P lowered the financial strength ratings of AIG’s insurance subsidiaries to ‘AA+’ (second highest rating of eight rating categories) and assigned a negative rating outlook. Fitch also lowered the financial strength ratings of AIG’s insurance companies to ‘AA+’ (second highest of nine rating categories) and placed them on Rating Watch Negative. In April 2006, Fitch removed the financial strength ratings from Rating Watch Negative and affirmed them with a stable outlook. S&P and Fitch ratings may be modified by the addition of a plus or minus sign to show relative standing within the major rating categories. Moody’s lowered the insurance financial strength ratings generally to either ‘Aa1’ or ‘Aa2’ (both within the second highest of nine rating categories) with a stable outlook. A.M. Best downgraded the finan-

American International Group, Inc. and Subsidiaries
cial strength ratings of most of AIG’s insurance subsidiaries from ‘A++’ to ‘A+’ (second highest of fourteen rating levels) and the issuer credit ratings from ‘aa+’ to ‘aa-’ (remaining within the second highest of nine rating levels) and placed the ratings under review with negative implications. An under review modifier by A.M. Best is assigned to a company whose rating opinion is under review and may be subject to change in the near-term, generally defined as six months. Negative implications indicates a potential downgrade. In June 2006, A.M. Best upgraded the financial strength ratings from ’A+’ to ’A++’ (highest of fourteen rating levels) and the issuer credit ratings from ’aa-’ to ’aa+’ (remaining within the second highest of nine rating levels) for the domestic life & retirement services subsidiaries of AIG. A.M. Best also affirmed the financial strength ratings of ’A+’ (second highest of fourteen rating levels) and the issuer credit ratings of ’aa-’ (within the second highest of nine rating levels) of most of AIG’s domestic property and casualty subsidiaries. In addition, A.M. Best removed from review all of the ratings of AIG’s insurance subsidiaries and assigned an issuer credit rating of ’aa’ (within the second highest of nine rating levels) to AIG.

In addition, S&P changed the outlook on the ‘AA-’ long-term senior debt rating (second highest out of eight rating categories) of International Lease Finance Corporation (a wholly owned subsidiary of AIG) (“ILFC”) to negative. Moody’s affirmed ILFC’s long-term and short-term senior debt ratings (‘A1’/‘P-1’) (third highest of nine, and highest of three, rating categories, respectively). Fitch downgraded ILFC’s long-term senior debt rating from ‘AA-’ to ‘A+’ (third highest of nine rating categories), placed it on Rating Watch Negative and downgraded ILFC’s short-term debt rating from ‘F1+’ to ‘F1’ (remaining within the highest of five rating categories). In April 2006, Fitch removed ILFC’s long-term senior debt rating from Rating Watch Negative and affirmed it with a stable outlook.

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

American International Group, Inc. and Subsidiaries

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

American International Group, Inc. and Subsidiaries

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

Flight Equipment – Recoverability (Financial Services):

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

American International Group, Inc. and Subsidiaries
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

American International Group, Inc. and Subsidiaries

General Insurance operating income is comprised of statutory underwriting results, change in DAC, net investment income and realized capital gains and losses. Operating income, as well as net premiums written, net premiums earned, net investment income and realized capital gains (losses) and statutory ratios for the six months ended June 30, 2005 and 2004 were as follows:

	2005		2004
(in millions, except ratios)	(Restated)		(Restated)

Net premiums written:
Domestic General
DBG	$11,566		$11,003
Transatlantic	1,769		1,835
Personal Lines	2,359		2,210
Mortgage Guaranty	310		290
Foreign General	5,430		4,911

Total	$21,434		$20,249

Net premiums earned:
Domestic General
DBG	$11,160		$9,986
Transatlantic	1,750		1,789
Personal Lines	2,277		2,106
Mortgage Guaranty	283		263
Foreign General	4,902		4,298

Total	$20,372		$18,442

Net investment income:
Domestic General
DBG	$1,214		$1,027
Transatlantic	169		145
Personal Lines	106		88
Mortgage Guaranty	59		59
Foreign General	527		376

Total	$2,075		$1,695

Realized capital gains (losses)	177		194

Operating income:
Domestic General:
DBG	$1,518	(a)(b)	$1,126
Transatlantic	213		231
Personal Lines	211		195
Mortgage Guaranty	213		212
Foreign General	1,367		1,134
Reclassifications, eliminations and other	5		16

Total	$3,527		$2,914

Domestic General:
Loss ratio	76.15	(a)	78.79
Expense ratio	19.85	(b)	18.92

Combined Ratio	96.00		97.71

Foreign General:
Loss ratio	53.35		56.09
Expense ratio(c)	28.44		26.67

Combined ratio(c)	81.79		82.76

Consolidated:
Loss ratio	70.66	(a)	73.50
Expense ratio	22.03	(b)	20.80

Combined ratio	92.69		94.30

(a)	Includes $118 million of additional losses incurred resulting from increased labor and material costs related to the 2004 Florida Hurricanes (0.76 points increase on the domestic general loss ratio and 0.58 points increase on the consolidated general loss ratio).

(b)	Includes $100 million accrual in the second quarter of 2005 to cover DBG’s current estimate of liability in connection with certain policies of workers compensation insurance written between 1985 and 1996.

(c)	Includes the results of wholly owned AIU agencies.

General Insurance Results

General Insurance operating income in the first six months of 2005 showed excellent results. The increase in General Insurance operating income in the first six months of 2005 was primarily attributable to strong profitable growth in Foreign General’s underwriting results and DBG’s and Foreign General’s net investment income. DBG’s underwriting results included additional losses incurred resulting from increased labor and material costs related to the 2004 Florida hurricanes.

     Like most AIG units, DBG benefited in the first six months of 2005 from a strong profit center focus and growing distribution channels. Overall, DBG’s net premiums written increased in the first six months of 2005 over 2004, as new business, generally higher renewal retention rates and a modest change in the mix of business towards classes (i.e. smaller accounts) that purchase less reinsurance more than offset modest rate decreases in some classes (i.e. property, D&O, healthcare, aviation). Domestic property-casualty premium rates are generally satisfactory at this time, although AIG has begun to see evidence in some classes of business, including property, D&O, energy and healthcare, where rates quoted by other carriers on selected accounts or segments do not meet AIG’s view of satisfactory. The loss ratio decreased from the same period of 2004 principally as a result of the effect of prior year rate increases on premiums earned in the quarter and lower losses in the quarter in short tail classes of business, such as aviation, property and accident & health, offset by $118 million of additional losses incurred resulting from increased labor and material costs related to the 2004 Florida hurricanes incurred in the first quarter of 2005.

     Transatlantic’s net premiums written and net premiums earned for the first six months of 2005 decreased compared with the same period in 2004, principally as a result of decreased domestic business, partially offset by increased international business.

     Personal Lines net premiums written in the first six months of 2005 increased when compared to the same period of 2004 due to good growth in its core business units through expanded marketing efforts, increased agent/broker appointments, and en-

American International Group, Inc. and Subsidiaries
hanced product offerings. These gains were partially offset by reductions in its involuntary auto business and aggressive re-underwriting of the previously acquired GE business. Underwriting income increased as a result of earned premium growth with no significant change in the combined ratio.

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

     The contribution of General Insurance operating income to AIG’s consolidated income before income taxes, minority interest and cumulative effect of an accounting change was 28.6 percent in the first six months of 2005 compared to 34.3 percent in the same period of 2004.

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

     AIG’s consolidated general reinsurance assets amounted to $18.14 billion at June 30, 2005 and resulted from AIG’s reinsurance arrangements. Thus, a credit exposure existed at June 30, 2005 with respect to reinsurance recoverable to the extent that any reinsurer may not be able to reimburse AIG under the terms of these reinsurance arrangements. AIG man-

American International Group, Inc. and Subsidiaries
ages its credit risk in its reinsurance relationships by transacting with reinsurers that it considers financially sound, and when necessary AIG holds substantial collateral in the form of funds, securities and/or irrevocable letters of credit. This collateral can be drawn on for amounts that remain unpaid beyond specified time periods on an individual reinsurer basis. At December 31, 2004, approximately 43 percent of the general reinsurance assets were from unauthorized reinsurers. In order to obtain statutory recognition, the majority of these balances were collateralized. The remaining 57 percent of the general reinsurance assets were from authorized reinsurers. The terms authorized and unauthorized pertain to regulatory categories, not creditworthiness. Approximately 90 percent of the balances with respect to authorized reinsurers are from reinsurers rated A (excellent) or better, as rated by A.M. Best, or A (strong) or better, as rated by Standard & Poor’s. Through June 30, 2005, these distribution percentages have not changed significantly. These ratings are measures of financial strength.

     AIG maintains a reserve for estimated unrecoverable reinsurance, but it has been largely successful in its previous recovery efforts. At June 30, 2005 AIG had a reserve for unrecoverable reinsurance approximating $840 million. At that date, AIG had no significant reinsurance recoverables due from any individual reinsurer that was financially troubled (e.g., liquidated, insolvent, in receivership or otherwise subject to formal or informal regulatory restriction).

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

     At June 30, 2005, the consolidated general reinsurance assets of $18.14 billion include reinsurance recoverables for paid losses and loss expenses of $750 million, $14.27 billion with respect to the ceded reserve for losses and loss expenses, including ceded losses incurred but not reported (IBNR) (ceded reserves) and $3.12 billion of ceded reserve for unearned premiums. The ceded reserves represent the accumulation of estimates of ultimate ceded losses including provisions for ceded IBNR and loss expenses. The methods used to determine such estimates and to establish the resulting ceded reserves are continually reviewed and updated by management. Any adjustments thereto are reflected in income currently. It is AIG’s belief that the ceded reserves at June 30, 2005 were representative of the ultimate losses recoverable. In the future, as the ceded reserves continue to develop to ultimate amounts, the ultimate loss recoverable may be greater or less than the reserves currently ceded.

Reserve for Losses and Loss Expenses

The table below classifies as of June 30, 2005 the components of the General Insurance reserve for losses and loss expenses (loss reserves) with respect to major lines of business*:

(in millions)

Other liability occurrence	$17,091
Other liability claims made	10,747
Workers compensation	9,922
Auto liability	5,564
Property	4,306
International	3,562
Reinsurance	2,474
Medical malpractice	2,228
Aircraft	1,734
Products liability	1,384
Commercial multiple peril	1,154
Accident and health	1,077
Fidelity/ surety	962
Other	2,624

Total	$64,829

*	Presented by lines of business pursuant to statutory reporting requirements as prescribed by the National Association of Insurance Commissioners.

     These loss reserves represent the accumulation of estimates of ultimate losses, including IBNR and loss expenses on a statutory accounting basis.

     At June 30, 2005, General Insurance net loss reserves increased $3.31 billion from the prior year end to $50.56 billion. The net loss reserves represent loss reserves reduced by reinsurance recoverables, net of an allowance for unrecoverable reinsurance and the discount for future investment income. The table below classifies the components of the

American International Group, Inc. and Subsidiaries
General Insurance net loss reserves by business unit as of June 30, 2005.

(in millions)

DBG(a)	$34,974
Personal Lines(b)	2,367
Transatlantic	5,057
Mortgage Guaranty	338
Foreign General(c)	7,828

Total Net Loss Reserve	$50,564

(a)	DBG loss reserves include approximately $3.58 billion ($4.15 billion before discount) related to business written by DBG but ceded to AIRCO and reported in AIRCO’s statutory filings.
(b)	Personal Lines loss reserves include $758 million related to business ceded to DBG and reported in DBG’s statutory filings.
(c)	Foreign General loss reserves include approximately $2.01 billion related to business reported in DBG’s statutory filings.

     The DBG net loss reserve of $34.97 billion is comprised principally of the business of AIG subsidiaries participating in the American Home/National Union pool (11 companies) and the surplus lines pool (Lexington, Starr Excess Liability Insurance Company and Landmark Insurance Company).

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

     The methods used to determine loss reserve estimates and to establish the resulting reserves are continually reviewed and updated by management. Any adjustments resulting therefrom are reflected in operating income currently. It is management’s belief that the General Insurance net loss reserves are adequate to cover all General Insurance net losses and loss expenses as of June 30, 2005. While AIG annually reviews the adequacy of established loss reserves, there can be no assurance that AIG’s ultimate loss reserves will not ad-

American International Group, Inc. and Subsidiaries
versely develop and materially exceed AIG’s loss reserves as of June 30, 2005. In the opinion of management, such adverse development and resulting increase in reserves is not likely to have a material adverse effect on AIG’s consolidated financial position, although it could have a material adverse effect on AIG’s consolidated results of operations for an individual reporting period.

The table below presents the reconciliation of net loss reserves for the first six months ended June 30, 2005 and 2004 as follows:

	2005	2004
(in millions)	(Restated)	(Restated)

Net reserve for losses and loss expenses at beginning of year	$47,254	$36,228
Foreign exchange effect	(321)	112

Losses and loss expenses incurred:
Current year	14,071	12,806
Prior years*	324	749

Losses and loss expenses incurred	14,395	13,555

Losses and loss expenses paid	10,764	9,496

Net reserve for losses and loss expenses at end of period	$50,564	$40,399

*	Includes accretion of discount of $194 million in the first six months of 2005 and $188 million in the first six months of 2004. Additionally, includes $90 million in the first six months of 2005 and $95 million in the first six months of 2004 for the general reinsurance operations of Transatlantic, and $118 million of additional losses incurred in the first six months of 2005 resulting from increased labor and material costs related to the 2004 Florida hurricanes.

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

     For the first six months of 2005, net loss development from prior accident years was approximately $324 million, including $194 million attributable to accretion of loss reserve discount and $90 million from the general reinsurance operations of Transatlantic. For the first six months of 2004, the comparable loss development from prior accident years was approximately $749 million, including $188 million attributable to accretion of loss reserve discount and $95 million from the general reinsurance operations of Transatlantic. The prior year development for the first six months of 2005 included approximately $750 million of adverse development from accident years 2001 and prior, offset by approximately $250 million of favorable development from accident year 2003 and approximately $450 million of favorable development from accident year 2004. The majority of the adverse development from accident years 2001 and prior emanated from the excess casualty and D&O classes of business. Most other classes of business also produced adverse development for accident years 2001 and prior, but in smaller amounts. The vast majority of classes of business produced favorable development for accident years 2003 and 2004. For accident year 2002, most classes of business produced favorable development with the exception of D&O which produced approximately $100 million of adverse development for accident year 2002 through the first six months. The prior year development for the first six months of 2005 includes $118 million from accident year 2004 attributable to increased labor and material costs related to the 2004 Florida hurricanes.

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

American International Group, Inc. and Subsidiaries

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

American International Group, Inc. and Subsidiaries
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

     Loss reserves pertaining to the excess casualty class of business are generally included in the Other Liability Occurrence line of business, with a small portion of the excess casualty reserves included in the Other Liability Claims Made line of business, as presented in the table on page 52.

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

American International Group, Inc. and Subsidiaries

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

     All loss reserves pertaining to D&O and related management liability classes of business are included in the Other Liability Claims Made line of business, as presented in the table on page 52.

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

American International Group, Inc. and Subsidiaries
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

Life Insurance & Retirement Services operations presented on a major product basis for the six months ended June 30, 2005 and 2004 were as follows:

	2005	2004
(in millions)	(Restated)	(Restated)

GAAP premiums:
Domestic Life:
Life insurance	$1,034	$910
Home service	405	410
Group life/health	499	555
Payout annuities(a)	743	754

Total	2,681	2,629

Domestic Retirement Services:
Group retirement products	170	154
Individual fixed annuities	47	28
Individual variable annuities	226	199
Individual annuities-runoff(b)	41	40

Total	484	421

Total Domestic	3,165	3,050

Foreign Life:
Life insurance	7,993	7,570
Personal accident & health	2,488	2,087
Group products	978	800

Total	11,459	10,457

Foreign Retirement Services:
Individual fixed annuities	176	176
Individual variable annuities	44	29

Total	220	205

Total Foreign	11,679	10,662

Total GAAP premiums	$14,844	$13,712

Net investment income:
Domestic Life:
Life insurance	$725	$645
Home service	304	300
Group life/health	68	61
Payout annuities	449	400

Total	1,546	1,406

Domestic Retirement Services:
Group retirement products	1,096	1,067
Individual fixed annuities	1,646	1,495
Individual variable annuities	111	122
Individual annuities-runoff(b)	504	544

Total	3,357	3,228

Total Domestic	4,903	4,634

Foreign Life:
Life insurance	2,313	2,017
Personal accident & health	110	87
Group products	267	201
Intercompany adjustments	(16)	(9)

Total	2,674	2,296

Foreign Retirement Services:
Individual fixed annuities	754	426
Individual variable annuities	153	90

Total	907	516

Total Foreign	3,581	2,812

Total net investment income	$8,484	$7,446

Realized capital gains (losses):
Domestic realized capital gains (losses)	$(85)	$(84)

Foreign realized capital gains (losses)	(132)	61
Pricing net investment gains(c)	181	145

Total Foreign	49	206

Total realized capital gains (losses)(c)	$(36)	$122

Operating Income:
Domestic	$1,841	$1,713
Foreign	2,664	2,355

Total operating income	$4,505	$4,068

Life insurance in-force(d):
Domestic	$778,634	$772,251
Foreign	1,068,377	1,085,843

Total	$1,847,011	$1,858,094

(a)	Includes structured settlements, single premium immediate annuities and terminal funding annuities.

(b)	Represents runoff annuity business sold through discontinued distribution relationships.

(c)	For purposes of this presentation, pricing net investment gains are segregated as a component of total realized gains (losses). They represent certain amounts of realized capital gains where gains are an inherent element in pricing certain life products in some foreign countries.
(d)	As of June 30, 2005 and December 31, 2004. Domestic in-force includes the effect of the non-renewal of a single large group life case of $36 billion. Foreign in-force includes Tata AIG Life Insurance Company, Ltd.

American International Group, Inc. and Subsidiaries

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

     The growth in net investment income in the first six months of 2005 parallels the growth in general account

American International Group, Inc. and Subsidiaries
reserves and surplus for both Foreign and Domestic Life Insurance & Retirement Services companies. Also, net investment income was positively affected by the compounding of previously earned and reinvested net investment income along with the addition of new cash flow from operations available for investments. For Foreign Life Insurance & Retirement Services net investment income, the effect of Statement of Position 03-1 positively affected the six months’ results by $261 million compared to $179 million for 2004. These amounts do not affect operating income as they are offset in incurred policy benefits.

     AIG’s domestic subsidiaries invest in certain limited liability companies that invest in synthetic fuel production facilities as a means of generating income tax credits. Net investment income includes operating losses of approximately $79 million and $67 million, respectively, for the first six months of 2005 and 2004 and income taxes includes tax credits and benefits of approximately $116 million and $89 million, respectively, for the first six months of 2005 and 2004 from these investments. See also Note 7(k), “Commitments and Contingent Liabilities.”

     Life Insurance & Retirement Services operating income grew in the first six months of 2005 primarily due to strong growth overseas. Operating income for the AIG Domestic Life Insurance line of business is higher for the current year, due in part to the higher income recorded in 2005 from limited partnership investments. Operating income for the home service line of business declined as a result of the continued decline in premiums in force and higher insurance and acquisition expenses. The group retirement products business recorded a modest growth in operating income due primarily to increased deposits. Net spread rates for the quarter were down slightly due primarily to lower partnership income this year. Individual fixed annuity results are higher than last year due in part to increased reserves, partially offset by slightly higher acquisition costs and lower net spread due to lower partnership income this year. Individual variable annuity earnings are lower this year when compared to last year. Higher annuity fees and lower GMDB expenses were offset by lower net spread rate and higher acquisition costs.

     Foreign Life and Retirement Services operating income of $2.66 billion for the first six months of 2005 included $49 million of realized capital gains, and for the first six months of 2004, operating income of $2.36 billion included $206 million of realized capital gains. Underwriting and investment results before the effects of realized capital gains (losses) increased for all lines of business. On this basis, growth in the Life Insurance line of business was particularly strong in Japan, which benefited in part from lower acquisition costs for FAS 97 products to reflect current higher interest rates. In Southeast Asia, strong growth was partially offset by higher incurred policy benefit expenses in 2005 due to accruals for contributions to the par policyholder fund relating to excess ceded reinsurance premiums in Singapore. Growth in the personal accident & health line of business reflects growth in premiums and stable profit margins. In Southeast Asia, personal accident & health recorded higher benefit expense, due in part to higher claims. The group products business grew across all segments and maintained profit margins. The current quarter’s results benefited modestly from lowered incurred policy benefit expense in the pension product line. Growth in individual fixed annuities is in line with the growth in reserves and net spread rates were maintained. The Philamlife and Other segment was affected by higher reserves charged for a closed block of fixed annuity business. The individual variable annuity line of business also grew in line with the growth in reserves and maintained net spreads.

     The contribution of Life Insurance & Retirement Services operating income to AIG’s consolidated income before income taxes, minority interest and cumulative effect of an accounting change amounted to 36.5 percent in the first six months of 2005, compared to 47.9 percent in the same period of 2004.

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

American International Group, Inc. and Subsidiaries
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

American International Group, Inc. and Subsidiaries
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

Invested Assets

The following tables summarize the composition of AIG’s invested assets by segment, at June 30, 2005 and December 31, 2004:

		Life
		Insurance &
	General	Retirement	Asset	Financial
(in millions)	Insurance	Services	Management	Services	Other	Total

2005 (Restated)
Fixed maturities:
Bonds available for sale, at market value	$45,416	$276,694	$37,621	$1,369	$–	$361,100
Bonds held to maturity, at amortized cost	21,472	–	–	–	–	21,472
Bond trading securities, at market value	–	808	2,771	–	–	3,579
Equity securities:
Common stocks available for sale, at market value	4,311	6,353	282	–	57	11,003
Common stocks trading, at market value	3	6,574	497	–	–	7,074
Preferred stocks, at market value	1,696	738	–	10	–	2,444
Mortgage loans on real estate, net of allowance	15	9,492	4,680	64	–	14,251
Policy loans	3	7,048	47	2	–	7,100
Collateral and guaranteed loans, net of allowance	4	1,296	519	1,475	1	3,295
Financial services assets:
Flight equipment primarily under operating leases, net of accumulated depreciation	–	–	–	35,690	–	35,690
Securities available for sale, at market value	–	–	–	33,120	–	33,120
Trading securities, at market value	–	–	–	3,927	–	3,927
Spot commodities	–	–	–	454	–	454
Unrealized gain on swaps, options and forward transactions	–	–	–	21,388	–	21,388
Trading assets	–	–	–	2,055	–	2,055
Securities purchased under agreements to resell, at contract value	–	7	–	12,569	–	12,576
Finance receivables, net of allowance	–	–	–	26,763	–	26,763
Securities lending collateral, at market value	5,975	39,219	11,131	–	–	56,325
Other invested assets	6,428	6,170	10,695	2,676	342	26,311
Short-term investments, at cost	2,072	8,220	6,672	501	–	17,465

Total investments and financial services assets as shown in the balance sheet	87,395	362,619	74,915	142,063	400	667,392

Cash	242	574	619	301	2	1,738
Investment income due and accrued	1,000	4,199	430	18	–	5,647
Real estate, net of accumulated depreciation	561	2,947	451	25	33	4,017

Total Invested Assets	$89,198	$370,339	$76,415	$142,407	$435	$678,794

American International Group, Inc. and Subsidiaries

		Life
		Insurance &
	General	Retirement	Asset	Financial
(in millions)	Insurance	Services	Management	Services	Other	Total

2004
Fixed maturities:
Bonds available for sale, at market value	$44,376	$259,602	$39,077	$1,344	$–	$344,399
Bonds held to maturity, at amortized cost	18,294	–	–	–	–	18,294
Bond trading securities, at market value	–	600	2,384	–	–	2,984
Equity securities:
Common stocks available for sale, at market value	4,163	5,389	177	–	43	9,772
Common stocks trading, at market value	2	5,891	–	–	1	5,894
Preferred stocks, at market value	1,466	565	–	9	–	2,040
Mortgage loans on real estate, net of allowance	15	8,520	4,558	53	–	13,146
Policy loans	3	6,980	50	2	–	7,035
Collateral and guaranteed loans, net of allowance	4	1,358	485	1,456	–	3,303
Financial services assets:
Flight equipment primarily under operating leases, net of accumulated depreciation	–	–	–	32,130	–	32,130
Securities available for sale, at market value	–	–	–	31,225	–	31,225
Trading securities, at market value	–	–	–	2,746	–	2,746
Spot commodities	–	–	–	534	–	534
Unrealized gain on swaps, options and forward transactions	–	–	–	22,670	–	22,670
Trading assets	–	–	–	3,433	–	3,433
Securities purchased under agreements to resell, at contract value	–	–	–	26,272	–	26,272
Finance receivables, net of allowance	–	–	–	23,574	–	23,574
Securities lending collateral, at market value	4,889	34,923	9,357	–	–	49,169
Other invested assets	5,604	7,072	8,316	2,230	337	23,559
Short-term investments, at cost	1,823	5,013	8,713	549	4	16,102

Total investments and financial services assets as shown in the balance sheet	80,639	335,913	73,117	148,227	385	638,281

Cash	290	502	966	250	1	2,009
Investment income due and accrued	997	4,035	461	63	–	5,556
Real estate, net of accumulated depreciation	592	3,007	326	26	28	3,979

Total invested assets	$82,518	$343,457	$74,870	$148,566	$414	$649,825

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

American International Group, Inc. and Subsidiaries

The following tables summarize the composition of AIG’s insurance and asset management invested assets by segment, at June 30, 2005 and December 31, 2004:

		Life
		Insurance &				Percent Distribution
June 30, 2005 (Restated)	General	Retirement	Asset		Percent
(dollars in millions)	Insurance	Services	Management	Total	of Total	Domestic	Foreign

Fixed maturities:
Bonds available for sale, at market value	$45,416	$276,694	$37,621	$359,731	67.1%	59.6%	40.4%
Bonds held to maturity, at amortized cost	21,472	–	–	21,472	4.0	100.0	–
Bond trading securities, at market value	–	808	2,771	3,579	0.7	3.5	96.5
Equity securities:
Common stocks available for sale, at market value	4,311	6,353	282	10,946	2.0	33.0	67.0
Common stocks trading, at market value	3	6,574	497	7,074	1.4	–	100.0
Preferred stocks, at market value	1,696	738	–	2,434	0.5	89.6	10.4
Mortgage loans on real estate, net of allowance	15	9,492	4,680	14,187	2.7	85.0	15.0
Policy loans	3	7,048	47	7,098	1.3	42.4	57.6
Collateral and guaranteed loans, net of allowance	4	1,296	519	1,819	0.3	0.7	99.3
Securities purchased under agreements to resell, at contract value	–	7	–	7	–	–	100.0
Securities lending collateral, at market value	5,975	39,219	11,131	56,325	10.5	86.9	13.1
Other invested assets	6,428	6,170	10,695	23,293	4.3	88.5	11.5
Short-term investments, at cost	2,072	8,220	6,672	16,964	3.2	41.1	58.9
Cash	242	574	619	1,435	0.2	11.4	88.6
Investment income due and accrued	1,000	4,199	430	5,629	1.1	56.8	43.2
Real estate, net of accumulated depreciation	561	2,947	451	3,959	0.7	27.8	72.2

Total	$89,198	$370,339	$76,415	$535,952	100.0%	63.0%	37.0%

		Life
		Insurance &				Percent Distribution
December 31, 2004	General	Retirement	Asset		Percent
(dollars in millions)	Insurance	Services	Management	Total	of Total	Domestic	Foreign

Fixed maturities:
Bonds available for sale, at market value	$44,376	$259,602	$39,077	$343,055	68.5%	61.2%	38.8%
Bonds held to maturity, at amortized cost	18,294	–	–	18,294	3.7	100.0	–
Bond trading securities, at market value	–	600	2,384	2,984	0.6	1.2	98.8
Equity securities:
Common stocks available for sale, at market value	4,163	5,389	177	9,729	1.9	34.9	65.1
Common stocks trading, at market value	2	5,891	–	5,893	1.2	0.5	99.5
Preferred stocks, at market value	1,466	565	–	2,031	0.4	91.9	8.1
Mortgage loans on real estate, net of allowance	15	8,520	4,558	13,093	2.6	87.0	13.0
Policy loans	3	6,980	50	7,033	1.4	43.0	57.0
Collateral and guaranteed loans, net of allowance	4	1,358	485	1,847	0.4	0.2	99.8
Securities lending collateral, at market value	4,889	34,923	9,357	49,169	9.8	86.7	13.3
Other invested assets	5,604	7,072	8,316	20,992	4.2	86.7	13.3
Short-term investments, at cost	1,823	5,013	8,713	15,549	3.1	40.2	59.8
Cash	290	502	966	1,758	0.3	9.3	90.7
Investment income due and accrued	997	4,035	461	5,493	1.1	57.3	42.7
Real estate, net of accumulated depreciation	592	3,007	326	3,925	0.8	22.8	77.2

Total	$82,518	$343,457	$74,870	$500,845	100.0%	63.8%	36.2%

American International Group, Inc. and Subsidiaries

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

     As a result of these policies, AIG recorded impairment losses, net of taxes, of $130 million and $112 million in the first six months of 2005 and 2004, respectively.

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

     At June 30, 2005, the fair value of AIG’s fixed maturities and equity securities aggregated to $407.6 billion. At June 30, 2005, aggregate unrealized gains after taxes for fixed maturity and equity securities were $14.1 billion. At June 30, 2005, the aggregate unrealized losses after taxes of fixed maturity and equity securities were approximately $917 million.

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

American International Group, Inc. and Subsidiaries

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

American International Group, Inc. and Subsidiaries
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

American International Group, Inc. and Subsidiaries

Financial Services operations for the six months ended June 30, 2005 and 2004 were as follows:

	2005	2004
(in millions)	(Restated)	(Restated)

Revenues(a):
Aircraft Finance(b)	$1,718	$1,512
Capital Markets(c)(d)	2,731	492
Consumer Finance(e)	1,724	1,416
Other	41	53

Total	$6,214	$3,473

Operating income (loss)(a):
Aircraft Finance	$311	$303
Capital Markets(d)	2,456	177
Consumer Finance	479	385
Other, including intercompany adjustments	13	34

Total	$3,259	$899

(a)	Includes the effect of hedging activities that do not qualify for hedge accounting treatment under FAS 133, including the related foreign exchange gains and losses. For the first six months of 2005 and 2004, the effect was $(49) million and $(11) million, respectively, in operating income for Aircraft Finance and $2.16 billion and $(151) million in both revenues and operating income for Capital Markets, respectively.
(b)	Revenues were primarily from ILFC aircraft lease rentals.
(c)	Revenues, shown net of interest expense, are primarily from hedging activities that do not qualify for hedge accounting treatment under FAS 133 described in (a) above.
(d)	Certain transactions entered into by AIGFP generate tax credits and benefits which are included in income taxes on the consolidated statement of income. The amount of such tax credits and benefits for the first six months of 2005 and 2004 are $40 million, and $64 million, respectively.
(e)	Revenues were primarily finance charges.

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

     Financial Services operating income represented 26.4 percent of AIG’s consolidated income before income taxes, minority interest and cumulative effect of an accounting change in the first six months of 2005. This compares to 10.6 percent in the first six months of 2004. The increase in contribution percentage in 2005 was due principally to the effect of hedge accounting treatment under FAS 133.

American International Group, Inc. and Subsidiaries

Financial Services Invested Assets

The following table is a summary of the composition of AIG’s Financial Services invested assets at June 30, 2005 and December 31, 2004. See also the discussions under “Operating Review: Financial Services Operations,” “Capital Resources” and “Derivatives” herein.

	2005 (Restated)		2004

	Invested	Percent of	Invested	Percent of
(dollars in millions)	Assets	Total	Assets	Total

Fixed maturities:
Bonds available for sale, at market value	$1,369	1.0%	$1,344	0.9%
Equity securities:
Preferred stocks, at market value	10	–	9	–
Mortgage loans on real estate, net of allowance	64	–	53	–
Policy loans	2	–	2	–
Collateral and guaranteed loans, net of allowance	1,475	1.0	1,456	1.0
Financial services assets:
Flight equipment primarily under operating leases, net of accumulated depreciation	35,690	25.1	32,130	21.6
Securities available for sale, at market value	33,120	23.3	31,225	21.0
Trading securities, at market value	3,927	2.8	2,746	1.8
Spot commodities	454	0.3	534	0.4
Unrealized gain on swaps, options and forward transactions	21,388	15.0	22,670	15.3
Trading assets	2,055	1.4	3,433	2.3
Securities purchased under agreements to resell, at contract value	12,569	8.8	26,272	17.7
Finance receivables, net of allowance	26,763	18.8	23,574	15.9
Other invested assets	2,676	1.9	2,230	1.5
Short-term investments, at cost	501	0.4	549	0.4
Cash	301	0.2	250	0.2
Investment income due and accrued	18	–	63	–
Real estate	25	–	26	–

Total	$142,407	100.0%	$148,566	100.0%

     As previously discussed, the cash used for the purchase of flight equipment is derived primarily from the proceeds of ILFC’s debt financings. The primary sources for the repayment of this debt and the interest expense thereon are the cash flow from operations, proceeds from the sale of flight equipment and the rollover and refinancing of the prior debt. During the first six months of 2005, ILFC acquired flight equipment costing $4.24 billion. See also the discussion under “Operating Review: Financial Services Operations” and “Capital Resources” herein.

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

     Securities available for sale is predominantly a portfolio of fixed income securities, where the individual securities have varying degrees of credit risk. At June 30, 2005, the

American International Group, Inc. and Subsidiaries
average credit rating of this portfolio was AA+ or the equivalent thereto as determined through rating agencies or internal review. AIGFP has also entered into credit derivative transactions to economically hedge its credit risk associated with $127 million of these securities. Securities deemed below investment grade at June 30, 2005, amounted to approximately $83 million in fair value representing 0.4 percent of the total AIGFP securities available for sale. There have been no significant downgrades through June 30, 2005. If its securities available for sale portfolio were to suffer significant default and the collateral held declined significantly in value with no replacement or the credit default swap counterparty failed to perform, AIGFP could have a liquidity strain. AIG guarantees AIGFP’s payment obligations, including its debt obligations.

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

The gross unrealized gains and gross unrealized losses of Capital Markets included in the financial services assets and liabilities at June 30, 2005 were as follows:

	Gross	Gross
	Unrealized	Unrealized
	Gains	Losses
(in millions)	(Restated)	(Restated)

Securities available for sale, at market value	$1,903	$1,310
Unrealized gain/ loss on swaps, options and forward transactions*	21,388	13,915

*	These amounts are also presented as the respective balance sheet amounts.

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

American International Group, Inc. and Subsidiaries
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

Asset Management revenues and operating income for the six months ended June 30, 2005 and 2004 were as follows:

	2005	2004
(in millions)	(Restated)	(Restated)

Revenues:
Guaranteed investment contracts	$1,799	$1,517
Institutional Asset Management	497	481
Brokerage Services and Mutual Funds	125	123
Other	175	133

Total	$2,596	$2,254

Operating income:
Guaranteed investment contracts(a)	$645	$654
Institutional Asset Management(b)	269	146
Brokerage Services and Mutual Funds	30	37
Other	170	128

Total	$1,114	$965

(a)	The effect of hedging activities that do not qualify for hedge accounting treatment under FAS 133 was $109 million and $151 million for the first six months of 2005 and 2004, respectively.
(b)	Includes the results of certain AIG managed private equity and real estate funds that are consolidated effective December 31, 2003 pursuant to FIN46R, “Consolidation of Variable Interest Entities”. For the first six months of 2005 and 2004, operating income includes $112 million and $32 million of third-party limited partner earnings offset as an expense in Minority interest.

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

     Asset Management operating income represented 9.0 percent of AIG’s consolidated income before income taxes, minority interest and cumulative effect of an accounting change in the first six months of 2005. This compares to 11.4 percent in the same period of 2004.

     At June 30, 2005, AIG’s third party assets under management, including both retail mutual funds and institutional accounts, exceeded $61 billion and the aggregate GIC reserve was $51.6 billion.

Other Operations

Other income (deductions)-net includes AIG’s equity in certain partially owned companies, the cash distributions on the liabilities connected to trust preferred stock, as well as the income and expenses of the parent holding company and other miscellaneous income and expenses. Other income (deductions)-net amounted to $74 million and $(42) million in the first six months of 2005 and 2004, respectively.

Capital Resources

At June 30, 2005, AIG had total consolidated shareholders’ equity of $88.61 billion and total consolidated borrowings of $103.50 billion. At that date, $93.32 billion of such borrowings were either not guaranteed by AIG or were matched borrowings under obligations of guaranteed investment agreements (GIAs), liabilities connected to trust preferred stock, or matched notes and bonds payable.

American International Group, Inc. and Subsidiaries

Borrowings

At June 30, 2005, AIG’s net borrowings were $10.19 billion after reflecting amounts that were matched borrowings under AIGFP’s obligations of GIAs, matched notes and bonds payable, amounts not guaranteed by AIG and liabilities connected to trust preferred stock. The following table summarizes borrowings outstanding at June 30, 2005 and December 31, 2004:

	2005
(in millions)	(Restated)	2004

AIG’s net borrowings	$10,187	$8,498
Liabilities connected to trust preferred stock	1,489	1,489
AIGFP
GIAs	20,799	18,919
Matched notes and bonds payable	19,459	22,257
Borrowings not guaranteed by AIG	51,569	45,736

Total	$103,503	$96,899

Borrowings issued or guaranteed by AIG and those borrowings not guaranteed by AIG at June 30, 2005 and December 31, 2004 were as follows:

	2005
(in millions)	(Restated)	2004

AIG borrowings:
Medium term notes	$667	$667
Notes and bonds payable	2,987	2,980
Loans and mortgages payable	333	349

Total	3,987	3,996

Borrowings guaranteed by AIG:
AIGFP
GIAs	20,799	18,919
Notes and bonds payable	20,979	22,695

Total	41,778	41,614

AIG Funding, Inc. commercial paper	3,884	2,969

AGC Notes and bonds payable	796	1,095

Liabilities connected to trust preferred stock	1,489	1,489

Total borrowings issued or guaranteed by AIG	51,934	51,163

Borrowings not guaranteed by AIG:
ILFC
Commercial paper	4,721	2,670
Medium term notes	5,486	5,972
Notes and bonds payable(a)	16,705	15,734
Loans and mortgages payable	–	40	(b)

Total	26,912	24,416

AGF
Commercial paper	3,879	3,686
Medium term notes	15,862	13,709
Notes and bonds payable	1,590	1,585

Total	21,331	18,980

Commercial paper:
AIG Credit Card Company (Taiwan)	380	359
AIG Finance (Taiwan) Limited	–	9

Total	380	368

Loans and mortgages payable:
AIGCFG	726	792
AIG Finance (Hong Kong) Limited	115	49

Total	841	841

Other Subsidiaries	1,477	832

Variable Interest Entity debt:
AIG Global Real Estate Investment	288	8
AIG Capital Partners	155	165
AIG SunAmerica	185	126

Total	628	299

Total borrowings not guaranteed by AIG	51,569	45,736

Total Debt	$103,503	$96,899

(a)	Includes borrowings under Export Credit Facility of $2.9 billion and $1.7 billion, at June 30, 2005 and December 31, 2004, respectively.
(b)	Represents capital lease obligations.

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

American International Group, Inc. and Subsidiaries
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

American International Group, Inc. and Subsidiaries
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

Contractual Obligations and Other Commercial Commitments

The maturity schedule of AIG’s contractual obligations at June 30, 2005 (Restated) was as follows:

(in millions)

		Payments due by Period

		Less	One	Four
		Than	Through	Through
	Total	One	Three	Five	After Five
	Payments	Year	Years	Years	Years

Borrowings(a)	$90,011	$31,418	$19,298	$16,522	$22,773
Loss reserves(b)	64,829	17,828	19,773	9,400	17,828
Insurance and investment contract liabilities(c)	593,362	26,090	41,953	44,215	481,104
Aircraft purchase commitments	20,268	1,551	11,705	6,645	367

Total	$768,470	$76,887	$92,729	$76,782	$522,072

(a)	Excludes commercial paper and obligations included as debt pursuant to FIN 46R and includes ILFC’s capital lease obligations.
(b)	Represents future loss and loss adjustment expense payments estimated based on historical loss development payment patterns.
(c)	Insurance and investment contract liabilities include various investment-type products with contractually scheduled maturities including periodic payments of a term certain nature and guaranteed maturities under guaranteed investment contracts. Insurance and investment contract liabilities also include benefit and claim liabilities, of which a significant portion represents policies and contracts that do not have stated contractual maturity dates and may not result in any future payment obligation. For these policies and contracts (i) AIG is currently not making payments until the occurrence of an insurable event, such as death or disability, (ii) payments are conditional on survivorship, or (iii) the occurrence of a payment due to surrender or other non-scheduled event out of AIG’s control. AIG has made significant assumptions to determine the estimated undiscounted cash flows of these contractual policy benefits which include mortality, morbidity, future lapse rates, expenses, investment returns and interest crediting rates, offset by expected future deposits and premium on in-force policies. Due to the significance of the assumptions used, the amounts presented could be materially different from actual required payments. The amounts presented in this table are undiscounted and therefore exceed the future policy benefits and policyholder contract deposits included in the balance sheet.

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

Shareholders’ Equity

AIG’s consolidated shareholders’ equity increased $8.94 billion during the first six months of 2005. During the first six months of 2005, retained earnings increased $7.52 billion, resulting from net income less dividends. Unrealized appreciation of investments, net of taxes increased $1.78 billion and the cumulative translation adjustment loss, net of taxes, increased $325 million. During the first six months of 2005, there was a loss of $1 million, net of taxes, relating to derivative contracts designated as cash flow hedging instruments. See also the discussion under “Operating Review” and “Liquidity” herein and the Consolidated Statement of Comprehensive Income.

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

     At June 30, 2005, AIG’s consolidated invested assets included $19.20 billion of cash and short-term investments. Consolidated net cash provided from operating activities in the first six months of 2005 amounted to $13.82 billion.

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

     This liquidity is available, among other things, to purchase predominately high quality and diversified fixed income securities and, to a lesser extent, marketable equity securities, and to provide mortgage loans on real estate, policy loans and collateral loans. This cash flow coupled with proceeds of approximately $76 billion from the maturities, sales and redemptions of fixed income securities and from the sale of equity securities was used to purchase approximately $93 billion of fixed income securities and marketable equity securities during the first six months of 2005.

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

American International Group, Inc. and Subsidiaries
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

American International Group, Inc. and Subsidiaries
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

American International Group, Inc. and Subsidiaries

CONTROLS AND PROCEDURES

In connection with the preparation of this Second Quarter Form 10-Q/A, an evaluation was carried out by AIG’s management, with the participation of AIG’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of AIG’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on its evaluation, and in light of the material weaknesses in internal control over financial reporting identified as existing as of December 31, 2004, which are described within the 2005 Annual Report on Form 10-K, AIG’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2005, AIG’s disclosure controls and procedures continued to be ineffective.

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
(Registrant)

/s/ STEVEN J. BENSINGER

Steven J. Bensinger
Executive Vice President and Chief Financial Officer

/s/ DAVID L. HERZOG

David L. Herzog
Senior Vice President and Comptroller
(Principal Accounting Officer)

Dated: June 19, 2006

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