Form 10-K/A
period 2005-12-31
AMERICAN INTERNATIONAL GROUP INC
filed 2006-06-19
CIK 5272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/ A
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
    As of January 31, 2006, there were outstanding 2,596,987,248 shares of Common Stock, $2.50 par value per share, of the registrant.

AIG  -  Form 10-K/A

This amendment to the Annual Report on Form 10-K for the year ended December 31, 2005 (2005 Annual Report on Form 10-K/A) is being filed for the purpose of amending Item 1 of Part I, Items 7, 7A and 8 of Part II and Item 15 of Part IV of the Annual Report on Form 10-K for the year ended December 31, 2005 of American International Group, Inc. (AIG), which was originally filed on March 16, 2006 (2005 Annual Report on Form 10-K). All other Items of the 2005 Annual Report on Form 10-K are unaffected by the changes described above and have been omitted from this amendment. Information in this 2005 Annual Report on Form 10-K/A is stated as of December 31, 2005 and does not reflect any subsequent information or events.

AIG  -  Form 10-K/A

Table of Contents

		Page

PART I
Item 1.	Business	4
PART II
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	68
Item 8.	Financial Statements and Supplementary Data	68
PART IV
Item 15.	Exhibits and Financial Statement Schedules	139
SIGNATURES		140

AIG  -  Form 10-K/A

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
    Throughout this Annual Report on Form 10-K/A, AIG presents its operations in the way it believes will be most meaningful, as well as most transparent. Certain of the measurements used by AIG management are “non-GAAP financial measures” under SEC rules and regulations. Statutory underwriting profit (loss) and combined ratios are determined in accordance with accounting principles prescribed by insurance regulatory authorities. For an explanation of why AIG management considers these “non-GAAP measures” useful to investors, see Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The Restatements
    AIG has completed two restatements of its financial statements (the Restatements). In connection with the first restatement (the First Restatement), AIG restated its consolidated financial statements and financial statement schedules for the years ended December 31, 2003, 2002, 2001 and 2000, the quarters ended March 31, June 30 and September 30, 2004 and 2003 and the quarter ended December 31, 2003. In the second restatement (the Second Restatement), AIG restated its consolidated financial statements and financial statement schedules for the years ended December 31, 2004, 2003 and 2002, along with 2001 and 2000 for purposes of preparation of the Consolidated Financial Data for 2001 and 2000, the quarterly financial information for 2004 and 2003 and the first three quarters of 2005. AIG, however, did not amend its quarterly report on Form 10-Q for the quarter ended September 30, 2005 because the adjustments to the financial statements included therein were not material to those financial statements. All financial information included in this Annual Report on Form 10-K/A reflects the Restatements.

AIG  -  Form 10-K/A

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

Years Ended December 31,
(in millions)	2005	2004	2003	2002		2001

General Insurance operations:
Gross premiums written	$52,725	$52,046	$46,938	$36,678		$28,341
Net premiums written	41,872	40,623	35,031	26,718		19,793
Net premiums earned	40,809	38,537	31,306	23,595		18,661
Net investment income	4,031	3,196	2,566	2,350		2,551
Realized capital gains (losses)	334	228	(39)	(345)		(189)
Operating income(a)	2,315	3,177	4,502	923	(c)	1,585
Identifiable assets	150,667	131,658	117,511	105,891		88,250
Statutory measures(b):
Statutory underwriting profit (loss)(a)	(2,165)	(564)	1,559	(1,843	)(c)	(947)

Loss ratio(a)	81.1	78.8	73.1	83.1		79.3
Expense ratio	23.6	21.5	19.6	21.8		24.3

Combined ratio(a)	104.7	100.3	92.7	104.9	(c)	103.6

Life Insurance & Retirement Services operations:
GAAP premiums	29,400	28,088	23,496	20,694		19,600
Net investment income	18,134	15,269	12,942	11,243		10,451
Realized capital gains (losses)(d)	(218)	43	240	(372)		(400)
Operating income	8,844	7,923	6,807	5,181		4,633 (e)
Identifiable assets	480,622	447,841	372,126	289,914		256,767
Insurance in-force at end of year(f)	1,852,833	1,858,094	1,583,031	1,298,592		1,228,501
Financial Services operations:
Interest, lease and finance charges (g)	10,525	7,495	6,242	6,822		6,321
Operating income(g)	4,276	2,180	1,182	2,125		1,769
Identifiable assets	166,488	165,995	141,667	128,104		107,719
Asset Management operations:
Advisory and management fees and net investment income from GICs	5,325	4,714	3,651	3,467		3,565
Operating income	2,253	2,125	1,316	1,125		1,019
Identifiable assets	81,080	80,075	64,047	53,732		42,961
Other realized capital gains (losses)	225	(227)	(643)	(936)		(321)
Revenues(h)	108,905	97,666	79,421	66,171		59,958
Total operating income(i)	15,213	14,845	11,907	7,808		5,917
Total assets	853,370	801,145	675,602	561,598		490,614

(a)	Includes catastrophe losses of $2.63 billion, $1.05 billion, $83 million, $61 million and $867 million (including World Trade Center and related losses (WTC losses) of $769 million) in 2005, 2004, 2003, 2002 and 2001, respectively.

(b)	Calculated on the basis under which the U.S.-domiciled insurance companies are required to report such measurements to regulatory authorities.

(c)	In the fourth quarter of 2002, after completion of its annual review of General Insurance loss and loss adjustment expense reserves, AIG increased its net loss reserves relating to accident years 1997 through 2001 by $2.1 billion.

(d)	Includes the effect of hedging activities that do not qualify for hedge accounting treatment under FAS 133 and the application of FAS 52. For 2005, 2004, 2003, 2002, and 2001, respectively, the amounts included are $(437) million, $(140) million, $78 million, $(91) million and $(219) million.

(e)	Includes $100 million in WTC losses.

(f)	2005 includes the effect of the non-renewal of a single large group life case of $36 billion. Also, the foreign in-force is translated to U.S. dollars at the appropriate balance sheet exchange rate in each period.

(g)	Includes the effect of hedging activities that do not qualify for hedge accounting treatment under FAS 133, including the related foreign exchange gains and losses. For 2005, 2004, 2003, 2002 and 2001, respectively, the amounts included in interest, lease and finance charges are $2.01 billion, $(122) million, $(1.01) billion, $220 million and $56 million, and the amounts included in Financial Services operating income are $1.98 billion, $(149) million, $(964) million, $240 million and $75 million.

(h)	Represents the sum of General Insurance net premiums earned, Life Insurance & Retirement Services GAAP premiums, net investment income, Financial Services interest, lease and finance charges, Asset Management advisory and management fees and net investment income from Guaranteed Investment Contracts (GICs), and realized capital gains (losses).

(i)	Represents income before income taxes, minority interest and cumulative effect of accounting changes. Includes segment operating income and other realized capital gains (losses) presented above, as well as AIG Parent and other operations of $(2.70) billion, $(333) million, $(1.26) billion, $(610) million and $(751) million in 2005, 2004, 2003, 2002 and 2001, respectively, and acquisition, restructuring and related charges of $(2.02) billion in 2001.
AIG  -  Form 10-K/A

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

AIG  -  Form 10-K/A

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

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
AIG  -  Form 10-K/A

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

AIG  -  Form 10-K/A

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

(in millions)	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005

Net Reserves Held	$19,755	$20,496	$20,901	$25,418	$25,636	$25,684	$26,005	$29,347	$36,228	$47,254	$57,476
Discount (in Reserves Held)	217	393	619	897	1,075	1,287	1,423	1,499	1,516	1,553	2,110
Net Reserves Held (Undiscounted)	19,972	20,889	21,520	26,315	26,711	26,971	27,428	30,846	37,744	48,807	59,586
Paid (Cumulative) as of:
One year later	5,416	5,712	5,607	7,205	8,266	9,709	11,007	10,775	12,163	14,910
Two years later	8,982	9,244	9,754	12,382	14,640	17,149	18,091	18,589	21,773
Three years later	11,363	11,943	12,939	16,599	19,901	21,930	23,881	25,513
Four years later	13,108	14,152	15,484	20,263	23,074	26,090	28,717
Five years later	14,667	16,077	17,637	22,303	25,829	29,473
Six years later	16,120	17,551	18,806	24,114	28,165
Seven years later	17,212	18,415	19,919	25,770
Eight years later	17,792	19,200	21,089
Nine years later	18,379	20,105
Ten years later	19,155

(in millions)	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005

Net Reserves Held (undiscounted)	$19,972	$20,889	$21,520	$26,315	$26,711	$26,971	$27,428	$30,846	$37,744	$48,807	$59,586
Undiscounted Liability as of:
One year later	19,782	20,795	21,563	25,897	26,358	26,979	31,112	32,913	40,931	53,486
Two years later	19,866	20,877	21,500	25,638	27,023	30,696	33,363	37,583	49,463
Three years later	19,865	20,994	21,264	26,169	29,994	32,732	37,964	46,179
Four years later	20,143	20,776	21,485	28,021	31,192	36,210	45,203
Five years later	19,991	20,917	22,405	28,607	33,910	41,699
Six years later	19,950	21,469	22,720	30,632	38,087
Seven years later	20,335	21,671	24,209	33,861
Eight years later	20,558	22,986	26,747
Nine years later	21,736	25,264
Ten years later	23,878
Net Redundancy/(Deficiency)	(3,906)	(4,375)	(5,227)	(7,546)	(11,376)	(14,728)	(17,775)	(15,333)	(11,719)	(4,679)
Remaining Reserves (Undiscounted)	4,724	5,158	5,658	8,091	9,922	12,226	16,486	20,666	27,690	38,576
Remaining Discount	252	299	358	459	568	690	846	999	1,212	1,568
Remaining Reserves	4,472	4,859	5,300	7,632	9,354	11,536	15,640	19,667	26, 478	37,008

The table below shows the gross liability (before discount), reinsurance recoverable and net liability recorded at each year-end and the reestimation of these amounts as of December 31, 2005.

(in millions)	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005

Gross Liability, End of Year	$32,298	$32,605	$32,049	$36,973	$37,278	$39,222	$42,629	$48,173	$53,387	$63,431	$79,279
Reinsurance Recoverable, End of Year	12,326	11,716	10,529	10,658	10,567	12,251	15,201	17,327	15,643	14,624	19,693
Net Liability, End of Year	19,972	20,889	21,520	26,315	26,711	26,971	27,428	30,846	37,744	48,807	59,586
Reestimated Gross Liability	40,012	40,817	42,937	51,847	56,864	61,991	65,704	66,398	66,967	69,327
Reestimated Reinsurance Recoverable	16,134	15,553	16,190	17,986	18,777	20,292	20,501	20,219	17,504	15,841
Reestimated Net Liability	23,878	25,264	26,747	33,861	38,087	41,699	45,203	46,179	49, 463	53,486
Cumulative Gross Redundancy/(Deficiency)	(7,713)	(8,212)	(10,888)	(14,874)	(19,586)	(22,769)	(23,075)	(18,225)	(13,580)	(5,896)

AIG  -  Form 10-K/A

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

(in millions)	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005

Gross Liability, End of Year	$30,356	$30,302	$29,740	$34,474	$34,666	$36,777	$40,400	$46,036	$51,363	$59,897	$73,912
Reinsurance Recoverable, End of Year	10,892	10,156	9,008	9,023	8,846	10,661	13,691	15,887	14,288	12,602	16,576
Net Liability, End of Year	19,464	20,146	20,732	25,451	25,820	26,116	26,709	30,149	37,075	47,295	57,336
Reestimated Gross Liability	30,452	31,660	34,226	43,461	48,886	54,534	58,776	59,813	60,788	63,544
Reestimated Reinsurance Recoverable	10,073	9,802	10,785	12,825	13,908	15,879	16,428	16,346	13,923	12,496
Reestimated Net Liability	20,379	21,858	23,441	30,636	34,978	38,655	42,348	43,467	46,865	51,048
Cumulative Gross Redundancy/(Deficiency)	(96)	(1,358)	(4,486)	(8,987)	(14,220)	(17,757)	(18,376)	(13,777)	(9,425)	(3,647)

AIG  -  Form 10-K/A

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

Reconciliation of Net Reserves for Losses and Loss Expenses

(in millions)	2005	2004	2003

Net reserve for losses and loss expenses at beginning of year	$47,254	$36,228	$29,347
Foreign exchange effect	(628)	524	580
Acquisition	–	–	391	(a)

Losses and loss expenses incurred:
Current year	28,426	26,793	20,509
Prior years(b)	4,665	3,564	2,363

	33,091	30,357	22,872

Losses and loss expenses paid:
Current year	7,331	7,692	6,187
Prior years	14,910	12,163	10,775

	22,241	19,855	16,962

Net reserve for losses and loss expenses at end of year(c)	$57,476	$47,254	$36,228

(a)	Reflects the opening balances with respect to the GE U.S.-based auto and home insurance business acquired in 2003.

(b)	Includes accretion of discount of $(15) million in 2005, including an increase of $375 million in the discount recorded in 2005; $377 million in 2004 and $296 million in 2003. Additionally, includes $269 million in 2005, $317 million in 2004 and $323 million in 2003 for the general reinsurance operations of Transatlantic, and $197 million of additional losses incurred in 2005 resulting from increased labor and material costs related to the 2004 Florida hurricanes.

(c)	See also Note 6(a) of Notes to Consolidated Financial Statements.
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
    There was no significant adverse effect on AIG’s Life Insurance & Retirement Services results of operations from
AIG  -  Form 10-K/A

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

AIG  -  Form 10-K/A

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

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
AIG  -  Form 10-K/A

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

AIG  -  Form 10-K/A

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

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
AIG  -  Form 10-K/A

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

ITEM 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, AIG presents its operations in the way it believes will be most meaningful. Statutory underwriting profit (loss) and combined ratios are presented in accordance with accounting principles prescribed by insurance regulatory authorities because these are standard measures of performance used in the insurance industry and thus allow more meaningful comparisons with AIG’s insurance competitors. AIG has also incorporated into this discussion a number of cross-references to additional information included throughout the 2005 Annual Report on Form 10-K to assist readers seeking related information on a particular subject.
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

Cautionary Statement Regarding Projections and Other Information About Future Events
This Annual Report on Form 10-K/A and other publicly available documents may include, and AIG’s officers and representatives may from time to time make, projections concerning financial information and statements concerning future economic performance and events, plans and objectives relating to management, operations, products and services, and assumptions underlying these projections and statements. These projections and statements are not historical facts but instead represent only AIG’s belief regarding future events, many of which, by their nature, are inherently uncertain and outside AIG’s control. These projections and statements may address, among other things, the status and potential future outcome of the current regulatory and civil proceedings against AIG and their potential effect on AIG’s businesses, financial position, results of operations, cash flows and liquidity, the effect of the credit rating downgrades on AIG’s businesses and competitive position, the unwinding and resolving of various relationships between AIG and Starr and SICO and AIG’s strategy for growth, product development, market position, financial results and reserves. It is possible that AIG’s actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these projections and statements. Factors that could cause AIG’s actual results to differ, possibly materially, from those in the specific projections and statements are discussed throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in “Risk Factors” in Item 1A, Part I of the 2005 Annual Report on Form 10-K. AIG is not under any obligation (and expressly disclaims any such obligations) to update or alter any projection or other statement, whether written or oral, that may be made from time to time, whether as a result of new information, future events or otherwise.

AIG  -  Form 10-K/A

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
AIG  -  Form 10-K/A

Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

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
General Insurance
AIG’s General Insurance operations provide property and casualty products and services throughout the world. The decrease in General Insurance operating income in 2005 compared to 2004 was primarily attributable to catastrophe related losses, increases in the reserve for losses and loss expenses and changes in estimates related to the remediation of AIG’s material weakness in control over certain balance sheet reconciliations, partially offset by profitable growth in Foreign General’s underwriting results and DBG’s and Foreign General’s net investment income. In addition, realized capital gains increased in 2005 compared to 2004. General Insurance operating income includes $2.89 billion, $1.05 billion and $83 million in catastrophe related losses in 2005, 2004 and 2003, respectively. DBG’s operating income included $197 million of additional losses in 2005 resulting from increased labor and material costs related to the 2004 Florida hurricanes. DBG’s 2005 operating income also included $291 million of expenses related to changes in estimates for uncollectible reinsurance and other premium balances related to the remediation of AIG’s material weakness in internal control over certain balance sheet reconciliations.
Life Insurance & Retirement Services
AIG’s Life Insurance & Retirement Services operations provide insurance, financial and investment products throughout the world. Foreign operations provided approximately 59 percent and 61 percent of AIG’s Life Insurance & Retirement Services operating income in 2005 and 2004, respectively.
    Life Insurance & Retirement Services operating income increased 12 percent in 2005 and 16 percent in 2004 when compared to 2003. Foreign Life Insurance & Retirement Services operating income grew 8 percent in 2005. Realized capital gains included in operating income was $84 million in 2005 compared to $372 million in 2004 and $486 million in 2003. The decline in realized capital gains in 2005 includes the effect of hedging activities that do not qualify for hedge accounting under FAS 133, including the related foreign exchange gains and losses under FAS 52. For 2005, the foreign Life Insurance & Retirement Service segment also incurred higher policy benefit costs for contributions to the participating policyholder fund in Singapore, totaling $137 million related to the settlement of a long disputed local tax issue. The domestic Life Insurance & Retirement Services segment operating income grew by 17 percent in 2005. Realized capital

AIG  -  Form 10-K/A

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

losses included in operating income was $(302) million in 2005 compared to $(329) million in 2004 and $(246) million in 2003. The 2004 results include increased policy benefits of $178 million associated with the workers compensation arbitration with Superior National. The domestic Life Insurance & Retirement Services segment also includes $12 million and $5 million in catastrophe related losses in 2005 and 2004, respectively.
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
    The agencies also took rating actions on AIG’s insurance subsidiaries. S&P lowered the financial strength ratings of AIG’s insurance subsidiaries to ‘AA+’ (second highest rating of eight rating categories) and assigned a negative rating outlook. Fitch also lowered the financial strength ratings of AIG’s insurance companies to ‘AA+’ (second highest of nine rating categories) and placed them on Rating Watch Negative. In April 2006, Fitch removed the financial strength ratings from Rating Watch Negative and affirmed them with a stable outlook. S&P and Fitch ratings may be modified by the addition of a plus or minus sign to show relative standing within the major rating categories. Moody’s lowered the insurance financial strength ratings generally to either ‘Aa1’ or ‘Aa2’ (both within the second highest of nine rating categories) with a stable outlook. A.M. Best downgraded the financial strength ratings of most of AIG’s insurance subsidiaries from ‘A++’ to ‘A+’ (second highest of fourteen rating levels) and the issuer credit ratings from ‘aa+’ to ‘aa-’ (remaining within the second highest of nine rating levels) and placed the ratings under review with negative implications. An under review modifier by A.M. Best is assigned to a company whose rating opinion is under review and may be subject to change in the near-term, generally defined as six months. Negative implica-
AIG  -  Form 10-K/A

Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

tions indicates a potential downgrade. In June 2006, A.M. Best upgraded the financial strength ratings from ‘A+’ to ‘A++’ (highest of fourteen rating levels) and the issuer credit ratings from ‘aa-’ to ‘aa+’ (remaining within the second highest of nine rating levels) for the domestic life & retirement services subsidiaries of AIG. A.M. Best also affirmed the financial strength ratings of ‘A+’ (second highest of fourteen rating levels) and the issuer credit ratings of ‘aa-’ (within the second highest of nine rating levels) of most of AIG’s domestic property and casualty subsidiaries. In addition, A.M. Best removed from review all of the ratings of AIG’s insurance subsidiaries and assigned an issuer credit rating of ‘aa’ (within the second highest of nine rating levels) to AIG.
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

AIG  -  Form 10-K/A

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

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
RESERVES FOR LOSSES AND LOSS EXPENSES (GENERAL INSURANCE):

-	Loss trend factors: used to establish expected loss ratios for subsequent accident years based on premium rate adequacy and the projected loss ratio with respect to prior accident years.
-	Expected loss ratios for the latest accident year: in this case, accident year 2005 for the year end 2005 loss reserve analysis. For low-frequency, high-severity classes such as excess casualty, expected loss ratios generally are utilized for at least the three most recent accident years.
-	Loss development factors: used to project the reported losses for each accident year to an ultimate amount.
FUTURE POLICY BENEFITS FOR LIFE AND ACCIDENT AND HEALTH CONTRACTS (LIFE INSURANCE & RETIREMENT SERVICES):

-	Interest rates: which vary by geographical region, year of issuance and products.
-	Mortality, morbidity and surrender rates: based upon actual experience by geographical region modified to allow for variation in policy form.
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
DEFERRED POLICY ACQUISITION COSTS (LIFE INSURANCE & RETIREMENT SERVICES):

-	Recoverability based on current and future expected profitability, which is affected by interest rates, foreign exchange rates, mortality experience, and policy persistency.
DEFERRED POLICY ACQUISITION COSTS (GENERAL INSURANCE):

-	Recoverability and eligibility based upon the current terms and profitability of the underlying insurance contracts.
FAIR VALUE DETERMINATIONS OF CERTAIN ASSETS AND LIABILITIES (FINANCIAL SERVICES):

-	Valuation models: utilizing factors, such as market liquidity and current interest, foreign exchange and volatility rates.
-	Pricing data: AIG attempts to secure reliable and independent current market price data, such as published exchange rates from external subscription services such as Bloomberg or Reuters or third-party broker quotes for use in its models. When such prices are not available, AIG uses an internal methodology, which includes interpolation and extrapolation from verifiable prices from trades occurring on dates nearest to the dates of the transactions.
OTHER-THAN-TEMPORARY DECLINES IN THE VALUE OF INVESTMENTS:
Securities are considered a candidate for other-than-temporary impairment based upon the following criteria:

-	Trading at a significant (25 percent or more) discount to par or amortized cost (if lower) for an extended period of time (nine months or longer).
-	The occurrence of a discrete credit event resulting in the debtor defaulting or seeking bankruptcy or insolvency protection or voluntary reorganization.
-	The probability of non-realization of a full recovery on its investment, irrespective of the occurrence of one of the foregoing events.
FLIGHT EQUIPMENT — RECOVERABILITY (FINANCIAL SERVICES)

-	Expected undiscounted future net cash flows: based upon current lease rates, projected future lease rates and estimated terminal values of each aircraft based on third party information.
AIG  -  Form 10-K/A

Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

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
    A critical discipline of a successful general insurance business is the objective to produce operating income from underwriting exclusive of investment-related income. When underwriting is not profitable, premiums are inadequate to pay for insured losses and underwriting related expenses. In these situations, the addition of general insurance related investment income and realized capital gains may, however, enable a general insurance business to produce operating income. For these reasons, AIG views underwriting profit to be critical in the overall evaluation of performance. See also the discussion under “Liquidity” herein.
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
    GAAP provides for the recognition of expenses at the same time revenues are earned, the accounting principle of matching. Therefore, acquisition expenses are deferred and amortized over the period the related net premiums written are earned. DAC is reviewed for recoverability, and such review requires management judgment. The most comparable GAAP measure to statutory underwriting profit is income before income taxes, minority interest and cumulative effect of an accounting change. A table reconciling statutory underwriting profit to income before income taxes, minority interest and cumulative effect of an accounting change is contained in the footnotes to the key information table below. See also “Critical Accounting Estimates” herein and Notes 1 and 4 of Notes to Consolidated Financial Statements.
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
Key information with respect to General Insurance Operations for 2005, 2004 and 2003 is set forth in the following tables:

(in millions, except ratios)	2005		2004	2003

Net premiums written:
Domestic General
DBG	$23,128		$22,506	$19,563
Transatlantic	3,466		3,749	3,341
Personal Lines	4,653		4,354	3,732
Mortgage Guaranty	628		607	531
Foreign General	9,997		9,407	7,864

Total	$41,872		$40,623	$35,031

Net premiums earned:
Domestic General
DBG	$22,602		$21,215	$16,704
Transatlantic	3,385		3,661	3,171
Personal Lines	4,634		4,291	3,678
Mortgage Guaranty	533		539	496
Foreign General(f)	9,655		8,831	7,257

Total	$40,809		$38,537	$31,306

Net investment income:
Domestic General
DBG	$2,403		$1,965	$1,433
Transatlantic	343		307	271
Personal Lines	217		186	152
Mortgage Guaranty	123		120	142
Intercompany adjustments and eliminations – net	1		–	7
Foreign General	944		618	561

Total	$4,031		$3,196	$2,566

Realized capital gains (losses)	334		228	(39)

Operating income(a)
Domestic General
DBG	$(646)		$777	$1,774
Transatlantic	(39)		282	390
Personal Lines	195		357	355
Mortgage Guaranty	363		399	451
Foreign General	2,427		1,344	1,562
Reclassifications and Eliminations	15		18	(30)

Total	$2,315	(b)(c)(d)	$3,177	$4,502

Statutory underwriting profit (loss)(a)(g):
Domestic General
DBG	$(3,227	) (b)(c)	$(1,500)	$36
Transatlantic	(434)		(77)	68
Personal Lines	(38)		136	170
Mortgage Guaranty	249		234	245
Foreign General(e)(f)	1,285		643	1,040

Total	$(2,165	) (d)	$(564)	$1,559

(continued)

AIG  -  Form 10-K/A

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

(in millions, except ratios)	2005	2004	2003

Domestic General:
Loss ratio	89.59	83.88	78.35
Expense ratio	21.00	19.21	17.25

Combined ratio	110.59	103.09	95.60

Foreign General:
Loss ratio	53.66	61.61	55.52
Expense ratio(e)	31.90	29.20	27.82

Combined ratio(f)	85.56	90.81	83.34

Consolidated:
Loss ratio	81.09	78.78	73.06
Expense ratio	23.60	21.52	19.62

Combined ratio(a)	104.69	100.30	92.68

(a)	The effect of catastrophe related losses on the consolidated General Insurance combined ratio for 2005, 2004 and 2003 was 7.06, 2.74 and 0.27, respectively. Catastrophe related losses for 2005, 2004 and 2003 by reporting unit were as follows:

(in millions)	2005		2004	2003

	Insurance	Net	Insurance	Insurance
	Related	Reinstatement	Related	Related
Reporting Unit	Losses	Premium Cost	Losses	Losses

DBG	$1,747	$122	$582	$48
Transatlantic	463	45	215	4
Personal Lines	112	2	25	5
Mortgage Guaranty	10	–	–	–
Foreign General	293	94	232	26

Total	$2,625	$263	$1,054	$83

(b)	Includes $197 million of additional losses incurred resulting from increased labor and material costs related to the 2004 Florida hurricanes.

(c)	The 2005 statutory underwriting loss for DBG includes $291 million of expenses from changes in estimates for uncollectible reinsurance and other premium balances related to the remediation of the material weakness in internal control over certain balance sheet reconciliations and $100 million of accrued expenses in connection with certain workers compensation insurance policies written between 1985 and 1996. See Note 12(i) of Notes to Consolidated Financial Statements.

(d)	Includes the fourth quarter 2005 increase in net reserves of approximately $1.8 billion.
(e) Includes the results of wholly owned AIU agencies.

(f)	Income statement accounts expressed in non-functional currencies are translated into U.S. dollars using average exchange rates.

(g)	Statutory underwriting profit (loss) is a measure that U.S. domiciled insurance companies are required to report to their regulatory authorities. The following table reconciles statutory underwriting profit (loss) to income before income taxes, minority interest and cumulative effect of accounting changes for the General Insurance segment for the twelve months ended December 31:

	Domestic
	Brokerage		Personal			Reclassifications
	Group	Transatlantic	Lines	Mortgage Guaranty	Foreign General	and Eliminations	Total

2005:
Statutory underwriting profit (loss)	$(3,227)	$(434)	$(38)	$249	$1,285	$–	$(2,165)
Increase (decrease) in deferred acquisition costs	(23)	14	19	(8)	113	–	115
Net investment income	2,403	343	217	123	944	1	4,031
Realized capital gains (losses)	201	38	(3)	(1)	85	14	334

Income before income taxes, minority interest and cumulative effect of accounting changes	$(646)	$(39)	$195	$363	$2,427	$15	$2,315

2004:
Statutory underwriting profit (loss)	$(1,500)	$(77)	$136	$234	$643	$–	$(564)
Increase (decrease) in deferred acquisition costs	160	30	24	44	59	–	317
Net investment income	1,965	307	186	120	618	–	3,196
Realized capital gains (losses)	152	22	11	1	24	18	228

Income before income taxes, minority interest and cumulative effect of accounting changes	$777	$282	$357	$399	$1,344	$18	$3,177

2003:
Statutory underwriting profit (loss)	$36	$68	$170	$245	$1,040	$–	$1,559
Increase (decrease) in deferred acquisition costs	351	41	13	19	(8)	–	416
Net investment income	1,433	271	152	142	561	7	2,566
Realized capital gains (losses)	(46)	10	20	45	(31)	(37)	(39)

Income before income taxes, minority interest and cumulative effect of accounting changes	$1,774	$390	$355	$451	$1,562	$(30)	$4,502

AIG  -  Form 10-K/A

Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

General Insurance Results
General Insurance operating income in 2005 decreased after accounting for catastrophe related losses, the fourth quarter increase in reserves and changes in estimates related to remediation of the material weakness in reconciliation of balance sheet accounts. This decrease was partially offset by strong profitable growth in Foreign General’s statutory underwriting profit and DBG’s and Foreign General’s net investment income. DBG’s statutory underwriting loss also included additional losses incurred resulting from increased labor and material costs related to the 2004 Florida hurricanes. General Insurance operating income in 2004 showed positive results, even after accounting for catastrophe losses, the charge for asbestos and environmental exposures and the $232 million charge reflecting a change in estimate for salvage and subrogation recoveries. Net investment income and the capital gains realized in 2004 rather than the capital losses realized in 2003 also benefited General Insurance results.
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
    Personal Lines net premiums written and net premiums earned for 2005 increased when compared to 2004 as a result of strong growth in the Private Client Group and Agency Auto divisions due to increased agent/broker appointments, greater penetration and enhanced product offerings. AIG direct premiums are down slightly from 2004 due to aggressive re-underwriting of the previously acquired GE business and the discontinuation of underwriting homeowners business. Involuntary auto premiums were down in 2005 due to the decline in the assigned risk marketplace. Statutory underwriting profit declined in 2005 as a result of hurricane losses and related expenses, reserve strengthening, an increase in Agency Auto’s current accident year physical damage loss ratio, and expenses incurred related to terminating AIG’s relationship with The Robert Plan effective December 31, 2005.
    Mortgage Guaranty net premiums written were up slightly for 2005 when compared to 2004, reflecting growth in the second liens and international businesses offset by higher ceded premiums. Higher acquisition costs and lower earned premiums from certain single premium product lines resulted in lower statutory underwriting profit in 2005 compared to 2004. UGC continued to achieve expansion of its international business in 2005.
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

AIG  -  Form 10-K/A

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

obtaining reinsurance coverage, to reduce the effect of the magnitude of possible future losses. The occurrence of one or more catastrophic events of unanticipated frequency or severity, such as a terrorist attack, earthquake or hurricane, that causes insured losses, however, could have a material adverse effect on AIG’s results of operations, liquidity or financial condition.
    General Insurance net investment income grew in 2005 when compared to 2004. AIG is benefiting from strong cash flow, higher interest rates and increased partnership income. Cash flow for Foreign General was lower in 2005 when compared to 2004 due to payments for catastrophe related losses incurred in 2005 and 2004 and for the purchase of the Royal & SunAlliance branch operations. Partnership income was particularly strong for Foreign General due to increases in market valuations of infrastructure fund investments in Africa, Asia, China, Eastern Europe and India. Additionally, net investment income was positively affected by the compounding of previously earned and reinvested net investment income. In 2004, net investment income increased when compared to 2003. See also the discussion under “Liquidity” herein and Note 8 of Notes to Consolidated Financial Statements.
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
    The following table presents each reinsurer representing in excess of five percent of AIG’s reinsurance assets at December 31, 2005.

	A.M.	Gross	Percent of		Uncollateralized
(dollars in millions)	Best	Reinsurance	Reinsurance	Collateral	Reinsurance
Reinsurer	Rating	Assets	Assets, Net	Held	Assets

Swiss Reinsurance Group	A+	$2,397	9.6%	$ 537	$ 1,860

Lloyd’s Syndicates–	A	$1,648	6.6%	$ 174	$ 1,474
Lloyd’s of London

Munich Reinsurance	A+/A	$1,627	6.5%	$ 221	$ 1,406
Group

Berkshire Hathaway	A++	$1,390	5.6%	$ 106	$ 1,284
Insurance Group

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
    AIG’s Reinsurance Security Department conducts ongoing detailed assessments of the reinsurance markets and current
AIG  -  Form 10-K/A

Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

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
    At December 31, 2005, the consolidated general reinsurance assets of $23.59 billion include reinsurance recoverables for paid losses and loss expenses of $829 million and $19.69 billion with respect to the ceded reserve for losses and loss expenses, including ceded losses incurred but not reported (IBNR) (ceded reserves) and $3.07 billion of ceded reserve for unearned premiums. The ceded reserve for losses and loss expenses represent the accumulation of estimates of ultimate ceded losses including provisions for ceded IBNR and loss expenses. The methods used to determine such estimates and to establish the resulting ceded reserves are continually reviewed and updated by management. Any adjustments thereto are reflected in income currently. It is AIG’s belief that the ceded reserve for losses and loss expenses at December 31, 2005 were representative of the ultimate losses recoverable. In the future, as the ceded reserves continue to develop to ultimate amounts, the ultimate loss recoverable may be greater or less than the reserves currently ceded.
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
    As discussed in more detail below, the fourth quarter 2005 reserve increase was attributable to adverse development

AIG  -  Form 10-K/A

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

primarily related to 2002 and prior accident years, partially offset by favorable development for accident years 2003 through 2005. This reserve action reflects the completion of AIG’s actuarial studies in the fourth quarter of 2005.
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
Results of 2005 Reserving Process
It is management’s belief that the General Insurance net loss reserves are adequate to cover General Insurance net losses and
AIG  -  Form 10-K/A

Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

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
    As part of the 2005 year-end actuarial loss reserve analysis, AIG expanded its review processes and conducted additional studies. In addition, in August 2005, AIG commissioned a third-party actuary to assist in a comprehensive review of the loss reserves of AIG’s principal property-casualty insurance operations, including an independent ground up study of AIG’s asbestos and environmental exposures. AIG’s management carefully considered the analyses provided by its actuarial staff and by the third-party actuary for each class of business in determining AIG’s best estimate of its loss reserves.
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
    For 2005, AIG’s overall net loss reserve development from prior accident years was an increase of approximately $4.67 billion, including approximately $269 million from the general reinsurance operations of Transatlantic. This $4.67 billion adverse development in 2005 was comprised of approximately $8.60 billion for the 2002 and prior accident years, partially offset by favorable development for accident years 2003 and 2004 for most classes of business, with the notable exception being D&O. The adverse loss development for 2002 and prior accident years is attributable to approximately $4.0 billion of development from D&O and related management liability classes of business, excess casualty, and excess workers compensation, and to approximately $900 million of adverse development from asbestos and environmental claims. The remaining portion of the adverse development for 2002 and prior accident years includes approximately $520 million related to Transatlantic with the balance spread across many other classes of business.
    For 2004, AIG’s overall net loss reserve development from prior accident years was an increase of approximately $3.56 billion, including approximately $317 million from the general reinsurance operations of Transatlantic and approximately $377 million from accretion of loss reserve discount. The overall net adverse development also included approximately $1.01 billion from asbestos and environmental claims, including the $850 million charge reflected in the fourth quarter of 2004. The majority of the remaining net adverse development was attributable to approximately $750 million of adverse development pertaining to accident years 2002 and prior for the D&O and related management liability classes of business, and to approximately $500 million of adverse development pertaining to accident years 2000 and prior for the excess casualty class.
    For 2003, AIG’s overall net adverse reserve development from prior accident years was approximately $2.36 billion, including approximately $323 million from the general reinsurance operations of Transatlantic, and approximately $296 million pertaining to the accretion of loss reserve discount. The overall net adverse development also included approximately $95 million of net adverse development related to asbestos and environmental claims. The remaining net adverse development was principally attributable to approximately $400 million of adverse development pertaining to accident years 2000 and prior for excess casualty, approximately $450 million of adverse development from D&O and related management liability classes of business pertaining to accident years 2002 and prior, and approximately $250 million of adverse development pertaining to accident years 2002 and prior for healthcare classes of business. The adverse development for excess casualty from accident years 2000 and prior was partially offset by favorable development from accident years 2001 and 2002.
    The following is a discussion of the primary reasons for the adverse development in 2005, 2004 and 2003. See “Asbestos and Environmental Reserves” below for a further discussion of asbestos and environmental reserves and developments.
D&O and related management liability classes of business: The adverse development relates principally to accident years 2002 and prior. This adverse development resulted from significant loss cost escalation due to a variety of factors, including the following: the increase in

AIG  -  Form 10-K/A

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

frequency and severity of corporate bankruptcies; the increase in frequency of financial statement restatements; the sharp rise in market capitalization of publicly traded companies; and the increase in the number of initial public offerings, which led to an unprecedented number of IPO allocation/laddering suits in 2001. In addition, extensive utilization of multi-year policies during this period limited AIG’s ability to respond to emerging trends as rapidly as would otherwise be the case. AIG has experienced significant adverse loss development since 2002 as a result of these issues. AIG has taken numerous actions in response to this development, including rate increases and policy form and coverage changes to better contain future loss costs in this class of business.
    In the year-end 2003 and 2004 loss reserve reviews, AIG’s actuaries responded to the adverse development for D&O and related management liability classes by increasing the loss development factor assumptions. The development factors applicable to accident years 1997 and subsequent were increased by approximately 4 percent in the year-end 2003 reserve study and increased by an additional 5 percent in the year-end 2004 reserve study. In addition, the expected loss ratios for accident years 2001 and subsequent were increased in the 2003 study to take into account the higher ultimate loss ratios for accident years 2000 and prior. In the 2004 study, the expected loss ratios for accident years 2002 and subsequent were increased to take into account the higher ultimate loss ratios for accident years 2001 and prior. The loss ratios for the older accident years increased due to the combination of higher than expected loss development in the year and the increase in the loss development factor assumptions.
    For the year-end 2005 loss reserve review, AIG’s actuaries responded to the continuing adverse development by further increasing the loss development factor assumptions. The loss development factors applicable to 1997 and subsequent accident years were increased by approximately 4 percent. In addition, AIG’s actuaries began to give greater weight to loss development methods for accident years 2002 and 2003, in order to more fully respond to the recent loss experience. AIG’s claims staff also conducted a series of ground-up claim projections covering all open claims for this business through accident year 2004. AIG’s actuaries benchmarked the loss reserve indications for all accident years through 2004 to these claim projections. Loss reserves pertaining to D&O and related management liability classes of business are included in the Other Liability Claims Made line of business, as presented in the table on page 25.
Excess Casualty: The adverse development related principally to accident years 2000 and prior, and to a lesser extent 2001, and resulted from significant loss cost increases due to both frequency and severity of claims. The increase in loss costs resulted primarily from medical inflation, which increased the economic loss component of tort claims, advances in medical care, which extended the life span of severely injured workers, and larger jury verdicts, which increased the value of severe tort claims. An additional factor affecting AIG’s excess casualty experience in recent years has been the accelerated exhaustion of underlying primary policies for homebuilders. This has led to increasing construction defect-related claims activity on AIG’s excess policies. Many excess casualty policies were written on a multi-year basis in the late 1990s, which limited AIG’s ability to respond to emerging market trends as rapidly as would otherwise be the case. In subsequent years, AIG responded to these emerging trends by increasing rates and implementing numerous policy form and coverage changes. This led to a significant improvement in experience beginning with accident year 2001.
    In the year-end 2003 and 2004 loss reserve reviews, AIG’s actuaries responded to the adverse development for excess casualty by increasing the loss development factor assumptions. In the year-end 2003 study, the development factors applicable to accident years 1997 and subsequent were increased by approximately 6 percent. In the year-end 2004 reserve study, the development factors applicable to accident years 1998 and subsequent were increased by 12 percent. In addition, the expected loss ratios for accident years 2001 and subsequent were increased in the 2003 study to take into account the higher ultimate loss ratios for accident years 2000 and prior. In the 2004 study, the expected loss ratios for accident years 2002 and subsequent were increased to take into account the higher ultimate loss ratios for accident years 2001 and prior.
    For the year-end 2005 loss reserve review, AIG’s actuaries responded to the continuing adverse development by further increasing the loss development factors applicable to accident years 1999 and subsequent by approximately 5 percent. In addition, to more accurately estimate losses for construction defect-related claims, a separate review was performed by AIG claims staff for accounts with significant exposure to these claims. Loss reserves pertaining to the excess casualty class of business are generally included in the Other Liability Occurrence line of business, with a small portion of the excess casualty reserves included in the Other Liability Claims Made line of business, as presented in the table on page 25.
Excess Workers Compensation: The adverse development for prior years was approximately $1.0 billion related to 2002 and prior accident years. This adverse development resulted primarily from significant loss cost increases, primarily attributable to rapidly increasing medical inflation and advances in medical care, which increased the cost of covered medical care and extended the life span of severely injured workers. The effect of these factors on excess workers compensation claims experience is leveraged, as frequency is increased by the rising number of claims that reach the excess layers.
    In response to the continuing loss development, an additional study was conducted for the 2005 year-end actuarial reserve analysis for DBG pertaining to the selection of loss development factors for this class of business. Claims for excess workers compensation exhibit an exceptionally long-tail of loss development, running for decades from the date the loss is incurred. Thus, the adequacy of loss reserves for this class is sensitive to the estimated loss development factors, as such factors may be applied to many years of loss experience. In order to better estimate the tail development for this class, AIG claims staff conducted a claim-by-claim projection of the expected ultimate paid loss for each open claim for 1998 and prior accident years as these are the primary years from which the tail factors are derived. The objective of the study was to provide a benchmark against which loss development factors in the tail could be evaluated. The resulting loss development factors utilized by the actuaries in the year-end 2005 study reflected an increase of approximately 18 percent from the factors used in the prior year study without the benefit of the claims benchmark. In addition, the loss cost trend assumption for excess workers compensation was increased from approximately 2.5 percent to 6 percent for the 2005 study.
AIG  -  Form 10-K/A

Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

Overview of Loss Reserving Process
    The General Insurance loss reserves can generally be categorized into two distinct groups. One group is short-tail classes of business consisting principally of property, personal lines and certain casualty classes. The other group is long-tail casualty classes of business which includes excess and umbrella liability, D&O, professional liability, medical malpractice, workers compensation, general liability, products liability, and related classes.
Short-Tail Reserves
    For operations writing short-tail coverages, such as property coverages, the process of recording quarterly loss reserves is generally geared toward maintaining an appropriate reserve for the outstanding exposure, rather than determining an expected loss ratio for current business. For example, the IBNR reserve required for a class of property business might be expected to approximate 20 percent of the latest year’s earned premiums, and this level of reserve would generally be maintained regardless of the loss ratio emerging in the current quarter. The 20 percent factor would be adjusted to reflect changes in rate levels, loss reporting patterns, known exposure to unreported losses, or other factors affecting the particular class of business.
Long-Tail Reserves
    Estimation of ultimate net losses and loss expenses (net losses) for long-tail casualty classes of business is a complex process and depends on a number of factors, including the class and volume of business involved. Experience in the more recent accident years of long-tail casualty classes of business shows limited statistical credibility in reported net losses because a relatively low proportion of net losses would be reported claims and expenses and an even smaller percentage would be net losses paid. Therefore, IBNR would constitute a relatively high proportion of net losses.
    AIG’s carried net long-tail loss reserves are tested using loss trend factors that AIG considers appropriate for each class of business. A variety of actuarial methods and assumptions is normally employed to estimate net losses for long-tail casualty classes of businesses. These methods ordinarily involve the use of loss trend factors intended to reflect the annual growth in loss costs from one accident year to the next. For the majority of long-tail casualty classes of business, net loss trend factors approximated five percent. Loss trend factors reflect many items including changes in claims handling, exposure and policy forms, current and future estimates of monetary inflation and social inflation and increases in litigation and awards. These factors are periodically reviewed and adjusted, as appropriate, to reflect emerging trends which are based upon past loss experience. Thus, many factors are implicitly considered in estimating the year to year growth in loss costs.
    A number of actuarial assumptions are generally made in the review of reserves for each class of business. For longer tail classes of business, actuarial assumptions generally are made with respect to the following:

-	Loss trend factors which are used to establish expected loss ratios for subsequent accident years based on the projected loss ratio for prior accident years.
-	Expected loss ratios for the latest accident year (i.e., accident year 2005 for the year-end 2005 loss reserve analysis) and, in some cases for accident years prior to the latest accident year. The expected loss ratio generally reflects the projected loss ratio from prior accident years, adjusted for the loss trend (see above) and the effect of rate changes and other quantifiable factors on the loss ratio. For low-frequency, high-severity classes such as excess casualty, expected loss ratios generally are used for at least the three most recent accident years.
-	Loss development factors which are used to project the reported losses for each accident year to an ultimate basis. Generally, the actual loss development factors observed from prior accident years would be used as a basis to determine the loss development factors for the subsequent accident years.
    AIG records quarterly changes in loss reserves for each of its many General Insurance classes of business. The overall change in AIG’s loss reserves is based on the sum of these classes of business changes. For most long-tail classes of business, the process of recording quarterly loss reserve changes involves determining the estimated current loss ratio for each class of coverage. This loss ratio is multiplied by the current quarter’s net earned premium for that class of coverage to determine the current accident quarter’s total estimated net incurred loss and loss expense. The change in loss reserves for the quarter for each class is thus the difference between the net incurred loss and loss expense, estimated as described above, and the net paid losses and loss expenses in the quarter. Also any change in estimated ultimate losses from prior accident years, either positive or negative, is reflected in the loss reserve for the current quarter.
Details of the Loss Reserving Process
    The process of determining the current loss ratio for each class of business is based on a variety of factors. These include, but are not limited to, the following considerations: prior accident year and policy year loss ratios; rate changes; changes in coverage, reinsurance, or mix of business; and actual and anticipated changes in external factors affecting results, such as trends in loss costs or in the legal and claims environment. The current loss ratio for each class of business reflects input from actuarial, underwriting and claims staff and is intended to represent management’s best estimate of the current loss ratio after reflecting all of the factors described above. At the close of each quarter, the assumptions underlying the loss ratios are reviewed to determine if the loss ratios based thereon remain appropriate. This process includes a review of the actual claims experience in the quarter, actual rate changes achieved, actual changes in coverage, reinsurance or mix of business, and changes in certain other factors that may affect the loss ratio. When this review suggests that the initially determined loss ratio is no longer appropriate, the loss ratio for current business is changed to reflect the revised assumptions.
    A comprehensive annual loss reserve review is completed in the fourth quarter of each year for each AIG general insurance subsidiary. These reviews are conducted in full detail for each class of business for each subsidiary, and thus consist of hundreds of individual analyses. The purpose of these reviews is to confirm the appropriateness of the reserves carried by

AIG  -  Form 10-K/A

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

each of the individual subsidiaries, and therefore of AIG’s overall carried reserves. The reserve analysis for each class of business is performed by the actuarial personnel who are most familiar with that class of business. In completing these detailed actuarial reserve analyses, the actuaries are required to make numerous assumptions, including the selection of loss development factors and loss cost trend factors. They are also required to determine and select the most appropriate actuarial methods to employ for each business class. Additionally, they must determine the appropriate segmentation of data from which the adequacy of the reserves can be most accurately tested. In the course of these detailed reserve reviews a point estimate of the loss reserve is determined. The sum of these point estimates for each class of business for each subsidiary provides an overall actuarial point estimate of the loss reserve for that subsidiary. The ultimate process by which the actual carried reserves are determined considers both the actuarial point estimate and numerous other internal and external factors including a qualitative assessment of inflation and other economic conditions in the United States and abroad, changes in the legal, regulatory, judicial and social environment, underlying policy pricing, terms and conditions, and claims handling. Loss reserve development can also be affected by commutations of assumed and ceded reinsurance agreements.
Actuarial Methods for Major Classes of Business
    In testing the reserves for each class of business, a determination is made by AIG’s actuaries as to the most appropriate actuarial methods. This determination is based on a variety of factors including the nature of the claims associated with the class of business, such as frequency or severity. Other factors considered include the loss development characteristics associated with the claims, the volume of claim data available for the applicable class, and the applicability of various actuarial methods to the class. In addition to determining the actuarial methods, the actuaries determine the appropriate loss reserve groupings of data. For example, AIG writes a great number of unique subclasses of professional liability. For pricing or other purposes, it is appropriate to evaluate the profitability of each subclass individually. However, for purposes of estimating the loss reserves for professional liability, it is appropriate to combine the subclasses into larger groups. The greater degree of credibility in the claims experience of the larger groups may outweigh the greater degree of homogeneity of the individual subclasses. This determination of data segmentation and actuarial methods is carefully considered for each class of business. The segmentation and actuarial methods chosen are those which together are expected to produce the most accurate estimate of the loss reserves.
    Actuarial methods used by AIG for most long-tail casualty classes of business include loss development methods and expected loss ratio methods, including “Bornhuetter Ferguson” methods described below. Other methods considered include frequency/severity methods, although these are generally used by AIG more for pricing analysis than for loss reserve analysis. Loss development methods utilize the actual loss development patterns from prior accident years to project the reported losses to an ultimate basis for subsequent accident years. Loss development methods generally are most appropriate for classes of business which exhibit a stable pattern of loss development from one accident year to the next, and for which the components of the classes have similar development characteristics. For example, property exposures would generally not be combined into the same class as casualty exposures, and primary casualty exposures would generally not be combined into the same class as excess casualty exposures. Expected loss ratio methods are generally utilized by AIG where the reported loss data lacks sufficient credibility to utilize loss development methods, such as for new classes of business or for long-tail classes at early stages of loss development.
    Expected loss ratio methods rely on the application of an expected loss ratio to the earned premium for the class of business to determine the loss reserves. For example, an expected loss ratio of 70 percent applied to an earned premium base of $10 million for a class of business would generate an ultimate loss estimate of $7 million. Subtracting any reported paid losses and loss expense would result in the indicated loss reserve for this class. “Bornhuetter Ferguson” methods are expected loss ratio methods for which the expected loss ratio is applied only to the expected unreported portion of the losses. For example, for a long-tail class of business for which only 10 percent of the losses are expected to be reported at the end of the accident year, the expected loss ratio would be applied to the 90 percent of the losses still unreported. The actual reported losses at the end of the accident year would be added to determine the total ultimate loss estimate for the accident year. Subtracting the reported paid losses and loss expenses would result in the indicated loss reserve. In the example above, the expected loss ratio of 70 percent would be multiplied by 90 percent. The result of 63 percent would be applied to the earned premium of $10 million resulting in an estimated unreported loss of $6.3 million. Actual reported losses would be added to arrive at the total ultimate losses. If the reported losses were $1 million, the ultimate loss estimate under the “Bornhuetter Ferguson” method would be $7.3 million versus the $7 million amount under the expected loss ratio method described above. Thus, the “Bornhuetter Ferguson” method gives partial credibility to the actual loss experience to date for the class of business. Loss development methods generally give full credibility to the reported loss experience to date. In the example above, loss development methods would typically indicate an ultimate loss estimate of $10 million, as the reported losses of $1 million would be estimated to reflect only 10 percent of the ultimate losses.
    A key advantage of loss development methods is that they respond quickly to any actual changes in loss costs for the class of business. Therefore, if loss experience is unexpectedly deteriorating or improving, the loss development method gives full credibility to the changing experience. Expected loss ratio methods would be slower to respond to the change, as they would continue to give more weight to the expected loss ratio, until enough evidence emerged for the expected loss ratio to be modified to reflect the changing loss experience. On the other hand, loss development methods have the disadvantage of overreacting to changes in reported losses if in fact the loss experience is not credible. For example, the presence or absence of large losses at the early stages of loss development
AIG  -  Form 10-K/A

Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

could cause the loss development method to overreact to the favorable or unfavorable experience by assuming it will continue at later stages of development. In these instances, expected loss ratio methods such as “Bornhuetter Ferguson” have the advantage of properly recognizing large losses without extrapolating unusual large loss activity onto the unreported portion of the losses for the accident year. AIG’s loss reserve reviews for long-tail classes typically utilize a combination of both loss development and expected loss ratio methods. Loss development methods are generally given more weight for accident years and classes of business where the loss experience is highly credible. Expected loss ratio methods are given more weight where the reported loss experience is less credible, or is driven more by large losses. Expected loss ratio methods require sufficient information to determine the appropriate expected loss ratio. This information generally includes the actual loss ratios for prior accident years, and rate changes as well as underwriting or other changes which would affect the loss ratio. Further, an estimate of the loss cost trend or loss ratio trend is required in order to allow for the effect of inflation and other factors which may increase or otherwise change the loss costs from one accident year to the next.
    Frequency/severity methods generally rely on the determination of an ultimate number of claims and an average severity for each claim for each accident year. Multiplying the estimated ultimate number of claims for each accident year by the expected average severity of each claim produces the estimated ultimate loss for the accident year. Frequency/severity methods generally require a sufficient volume of claims in order for the average severity to be predictable. Average severity for subsequent accident years is generally determined by applying an estimated annual loss cost trend to the estimated average claim severity from prior accident years. Frequency/severity methods have the advantage that ultimate claim counts can generally be estimated more quickly and accurately than can ultimate losses. Thus, if the average claim severity can be accurately estimated, these methods can more quickly respond to changes in loss experience than other methods. However, for average severity to be predictable, the class of business must consist of homogeneous types of claims for which loss severity trends from one year to the next are reasonably consistent. Generally these methods work best for high frequency, low severity classes of business such as personal auto. AIG utilizes these methods in pricing subclasses of professional liability. However, AIG does not generally utilize frequency/severity methods to test loss reserves, due to the general nature of AIG’s reserves being applicable to lower frequency, higher severity commercial classes of business where average claim severity is volatile.
Excess Casualty: AIG generally uses a combination of loss development methods and expected loss ratio methods for excess casualty classes. Expected loss ratio methods are generally utilized for at least the three latest accident years, due to the relatively low credibility of the reported losses. The loss experience is generally reviewed separately for lead umbrella classes and for other excess classes, due to the relatively shorter tail for lead umbrella business. Automobile-related claims are generally reviewed separately from non-auto claims, due to the shorter tail nature of the automobile related claims. The expected loss ratios utilized for recent accident years are based on the projected ultimate loss ratios of prior years, adjusted for rate changes, estimated loss cost trends and all other changes that can be quantified. The estimated loss cost trend utilized in the year-end 2005 reviews averaged approximately 6 percent for excess casualty classes. Frequency/severity methods are generally not utilized as the vast majority of reported claims do not result in a claim payment. In addition, the average severity varies significantly from accident year to accident year due to large losses which characterize this class of business, as well as changing proportions of claims which do not result in a claim payment.
D&O: AIG generally utilizes a combination of loss development methods and expected loss ratio methods for D&O and related management liability classes of business. Expected loss ratio methods are given more weight in the two most recent accident years, whereas loss development methods are given more weight in more mature accident years. Beginning with the year-end 2005 loss reserve review, AIG’s actuaries began to utilize claim projections provided by AIG claims staff as a benchmark for determining the indicated ultimate losses for accident years 2004 and prior. In prior years, AIG’s actuaries had utilized these claims projections as a benchmark for profitability studies for major classes of D&O and related management liability business. The track record of these claims projections has indicated a very low margin of error, thus providing support for their usage as a benchmark in determining the estimated loss reserve. These classes of business reflect claims made coverage, and losses are characterized by low frequency and high severity. Thus, the claim projections can produce an accurate overall indicator of the ultimate loss exposure for these classes by identifying and estimating all large losses. Frequency/severity methods are generally not utilized for these classes as the overall losses are driven by large losses more than by claim frequency. Severity trends have varied significantly from accident year to accident year.
Workers Compensation: AIG generally utilizes loss development methods for all but the most recent accident year. Expected loss ratio methods generally are given significant weight only in the most recent accident year. Workers compensation claims are generally characterized by high frequency, low severity, and relatively consistent loss development from one accident year to the next. AIG is a leading writer of workers compensation, and thus has sufficient volume of claims experience to utilize development methods. AIG does not believe frequency/severity methods are as appropriate, due to significant growth and changes in AIG’s workers compensation business over the years. AIG generally segregates California business from other business in evaluating workers compensation reserves. Certain classes of workers compensation, such as construction, are also evaluated separately. Additionally, AIG writes a number of very large accounts which include workers compensation coverage. These accounts are generally priced by AIG actuaries, and to the extent appropriate, the indicated losses based on the pricing analysis may be utilized to record the initial estimated loss reserves for these accounts.
Excess Workers Compensation: AIG generally utilizes a combination of loss development methods and expected loss ratio methods. Loss development methods are given the greater weight for mature accident years such as 1999 and prior. Expected loss ratio methods are given the greater weight for the more recent accident years.

AIG  -  Form 10-K/A

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

Excess workers compensation is an extremely long-tail class of business, with loss emergence extending for decades. Therefore there is limited credibility in the reported losses for many of the more recent accident years. Beginning with the year-end 2005 loss reserve review, AIG’s actuaries began to utilize claims projections provided by AIG claims staff to help determine the loss development factors for this class of business.
General Liability: AIG generally uses a combination of loss development methods and expected loss ratio methods for primary general liability or products liability classes. For certain classes of business with sufficient loss volume, loss development methods may be given significant weight for all but the most recent one or two accident years, whereas for smaller or more volatile classes of business, loss development methods may be given limited weight for the five or more most recent accident years. Expected loss ratio methods would be utilized for the more recent accident years for these classes. The loss experience for primary general liability business is generally reviewed at a level that is believed to provide the most appropriate data for reserve analysis. For example, primary claims made business is generally segregated from business written on an occurrence policy form. Additionally, certain subclasses, such as construction, are generally reviewed separately from business in other subclasses. Due to the fairly long-tail nature of general liability business, and the many subclasses that are reviewed individually, there is less credibility in the reported losses and increased reliance on expected loss ratio methods. AIG’s actuaries generally do not utilize frequency/severity methods to test reserves for this business, due to significant changes and growth in AIG’s general liability and products liability business over the years.
Commercial Automobile Liability: AIG generally utilizes loss development methods for all but the most recent accident year for commercial automobile classes of business. Expected loss ratio methods are generally given significant weight only in the most recent accident year. Frequency/severity methods are generally not utilized due to significant changes and growth in this business over the years.
Healthcare: AIG generally uses a combination of loss development methods and expected loss ratio methods for healthcare classes of business. The largest component of the healthcare business consists of coverage written for hospitals and other healthcare facilities. Reserves for excess coverage are tested separately from those for primary coverage. For primary coverages, loss development methods are generally given the majority of the weight for all but the latest three accident years, and are given some weight for all years other than the latest accident year. For excess coverages, expected loss methods are generally given all the weight for the latest three accident years, and are also given considerable weight for accident years prior to the latest three years. For other classes of healthcare coverage, an analogous weighting between loss development and expected loss ratio methods is utilized. The weights assigned to each method are those which are believed to result in the best combination of responsiveness and stability. Frequency/severity methods are sometimes utilized for pricing certain healthcare accounts or business. However, in testing loss reserves the business is generally combined into larger groupings to enhance the credibility of the loss experience. The frequency/severity methods that are applicable in pricing may not be appropriate for reserve testing and thus frequency/severity methods are not generally employed in AIG’s healthcare reserve analyses.
Professional Liability: AIG generally uses a combination of loss development methods and expected loss ratio methods for professional liability classes of business. Loss development methods are used for the more mature accident years. Greater weight is given to expected loss ratio methods in the more recent accident years. Reserves are tested separately for claims made classes and classes written on occurrence policy forms. Further segmentations are made in a manner believed to provide the most appropriate balance between credibility and homogeneity of the data. Frequency/severity methods are used in pricing and profitability analyses for some classes of professional liability; however, for loss reserve testing, the need to enhance credibility generally results in classes that are not sufficiently homogenous to utilize frequency/severity methods.
Aviation: AIG generally uses a combination of loss development methods and expected loss ratio methods for aviation exposures. Aviation claims are not very long-tail in nature; however, they are driven by claim severity. Thus a combination of both development and expected loss ratio methods are used for all but the latest accident year to determine the loss reserves. Expected loss ratio methods are used to determine the loss reserves for the latest accident year. Frequency/severity methods are not employed due to the high severity nature of the claims and different mix of claims from year to year.
Personal Auto (Domestic): AIG generally utilizes frequency/severity methods and loss development methods for domestic personal auto classes. For many classes of business, greater reliance is placed on frequency/severity methods as claim counts emerge quickly for personal auto and allow for more immediate analysis of resulting loss trends and comparisons to industry and other diagnostic metrics.
Fidelity/ Surety: AIG generally uses loss development methods for fidelity exposures for all but the latest accident year. Expected loss ratio methods are also given weight for the more recent accident years, and for the latest accident year they may be given 100 percent weight. For surety exposures, AIG generally uses the same method as for short-tail classes.
Mortgage Guaranty: AIG tests mortgage guaranty reserves using loss development methods, supplemented by an internal claim analysis by actuaries and staff who specialize in the mortgage guaranty business. The claim analysis projects ultimate losses for claims within each of several categories of default based on actual historical experience and is essentially a frequency/severity analysis for each category of default.
Short-Tail Classes: AIG generally uses either loss development methods or IBNR factor methods to set reserves for short-tail classes such as property coverages. Where a factor is used, it generally represents a percent of earned premium or other exposure measure. The factor is determined based on prior accident year experience. For example, the IBNR for a class of property coverage might be expected to approximate 20 percent of the latest year’s earned premium. The factor is continually reevaluated in light of emerging claim experience as well as rate changes or other factors that could affect the adequacy of the IBNR factor being employed.
International: Business written by AIG’s Foreign General sub-segment includes both long-tail and short-tail classes of business. For long-tail classes of business, the actuarial methods utilized would be analogous to those described above. However, the majority of business written by Foreign General is short-tail, high frequency and low severity in
AIG  -  Form 10-K/A

Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

nature. For this business, loss development methods are generally employed to test the loss reserves. AIG maintains a data base of detailed historical premium and loss transactions in original currency for business written by Foreign General, thereby allowing AIG actuaries to determine the current reserves without any distortion from changes in exchange rates over time. In testing the Foreign General reserves, AIG’s actuaries segment the data by region, country or class of business as appropriate to determine the optimal balance between homogeneity and credibility.
Loss Adjustment Expenses: AIG determines reserves for legal defense and cost containment loss adjustment expenses for each class of business by one or more actuarial methods. The methods generally include development methods analogous to those described for loss development methods. The developments could be based on either the paid loss adjustment expenses or the ratio of paid loss adjustment expenses to paid losses, or both. Other methods include the utilization of expected ultimate ratios of paid loss expense to paid losses, based on actual experience from prior accident years or from similar classes of business. AIG generally determines reserves for adjuster loss adjustment expenses based on calendar year ratios of adjuster expenses paid to losses paid for the particular class of business. AIG generally determines reserves for other unallocated loss adjustment expenses based on the ratio of the calendar year expenses paid to overall losses paid. This determination is generally done for all classes of business combined, and reflects costs of home office claim overhead as a percent of losses paid.
Catastrophes: Special analyses are conducted by AIG in response to major catastrophes in order to estimate AIG’s gross and net loss and loss expense liability from the event. These analyses may include a combination of approaches, including modeling estimates, ground up claim analysis, loss evaluation reports from on-site field adjusters, and market share estimates.
    AIG’s loss reserve analyses do not calculate a range of loss reserve estimates. Because a large portion of the loss reserves from AIG’s General Insurance business relates to longer-tail casualty classes of business driven by severity rather than frequency of claims, such as excess casualty and D&O, developing a range around loss reserve estimates would not be meaningful. Using the reserving methodologies described above, AIG’s actuaries determine their best estimate of the required reserve and advise Management of that amount. AIG then adjusts its aggregate carried reserves as necessary so that the actual carried reserves as of December 31 reflect this best estimate.
Volatility of Reserve Estimates and Sensitivity Analyses
As described above, AIG uses numerous assumptions in determining its best estimate of reserves for each class of business. The importance of any specific assumption can vary by both class of business and accident year. If actual experience differs from key assumptions used in establishing reserves, there is potential for significant variation in the development of loss reserves, particularly for long-tail casualty classes of business such as excess casualty, D&O or workers compensation. Set forth below is a sensitivity analysis that estimates the effect on the loss reserve position of using alternative loss trend or loss development factor assumptions rather than those actually used in determining AIG’s best estimates in the year-end loss reserve analyses for 2005. The analysis addresses each major class of business for which a material deviation to AIG’s overall reserve position is believed reasonably possible, and uses what AIG believes is a reasonably likely range of potential deviation for each class. There can be no assurance, however, that actual reserve development will be consistent with either the original or the adjusted loss trend or loss development factor assumptions, or that other assumptions made in the reserving process will not materially affect reserve development for a particular class of business.
Excess Casualty: For the excess casualty class of business, the assumed loss cost trend was approximately six percent. After evaluating the historical loss cost trends from prior accident years since the early 1990s, in AIG’s judgment, it is reasonably likely that actual loss cost trends applicable to the year-end 2005 loss reserve review for excess casualty will range from negative four percent to positive 16 percent, or approximately ten percent lower or higher than the assumption actually utilized in the year-end 2005 reserve review. A ten percent change in the assumed loss cost trend for excess casualty would cause approximately a $1.4 billion increase or a $1.0 billion decrease in the net loss and loss expense reserve for this class of business. It should be emphasized that the ten percent deviations are not considered the highest possible deviations that might be expected, but rather what is considered by AIG to reflect a reasonably likely range of potential deviation. Actual loss cost trends in the early 1990s were negative for several years, including amounts below the negative four percent cited above, whereas actual loss cost trends in the late 1990s ran well into the double digits for several years, including amounts greater than the 16 percent cited above. Thus, there can be no assurance that loss trends will not deviate by more than ten percent. The loss cost trend assumption is critical for the excess casualty class of business due the long-tail nature of the claims and therefore is applied across many accident years.
    For the excess casualty class of business, the assumed loss development factors are also a key assumption. After evaluating the historical loss development factors from prior accident years since the early 1990s, in AIG’s judgment, it is reasonably likely that actual loss development factors will range from approximately five percent below those actually utilized in the year-end 2005 reserve review to approximately ten percent above those factors actually utilized. If the loss development factor assumptions were changed by five percent and ten percent, respectively, the net loss reserves for the excess casualty class would decrease by approximately $500 million under the lower assumptions or increase by approximately $1.1 billion under the higher assumptions. Generally, actual historical loss development factors are used to project future loss development. However there can be no assurance that future loss development patterns will be the same as in the past, or that they will not deviate by more than the amounts illustrated above. Moreover, as excess casualty is a long-tail class of business, any deviation in loss cost trends or in loss development factors might not be discernible for an extended period of time subsequent to the recording of the initial loss reserve estimates for any accident year. Thus, there is the potential for the reserves with respect to a number of accident years to be significantly affected by changes in the loss cost trends or loss development factors that were initially relied upon in setting the reserves. These changes in loss trends or loss development factors could be attributable to changes in inflation or in the judicial environment, or in other social or economic conditions affecting claims. Thus, there is the

AIG  -  Form 10-K/A

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

potential for variations greater than the amounts cited above, either positively or negatively.
D&O and Related Management Liability Classes of Business: For D&O and related management liability classes of business, the assumed loss cost trend was approximately four percent. After evaluating the historical loss cost trends from prior accident years since the early 1990s, in AIG’s judgment, it is reasonably likely that actual loss cost trends applicable to the year-end 2005 loss reserve review for these classes will range from negative six percent to positive 14 percent, or approximately ten percent lower or higher than the assumption actually utilized in the year-end 2005 reserve review. A ten percent change in the assumed loss cost trend for these classes would cause approximately a $625 million increase or a $550 million decrease in the net loss and loss expense reserves for these classes of business. It should be emphasized that the ten percent deviations are not considered the highest possible deviations that might be expected, but rather what is considered by AIG to reflect a reasonably likely range of potential deviation. Actual loss cost trends for these classes in the early 1990s were negative for several years, including amounts below the negative six percent cited above, whereas actual loss cost trends in the late 1990s ran at nearly 50 percent per year, vastly exceeding the fourteen percent figure cited above. Because the D&O class of business has exhibited highly volatile loss trends from one accident year to the next, there is the possibility of an exceptionally high deviation.
    For D&O and related management liability classes of business, the assumed loss development factors are also an important assumption but less critical than for excess casualty. Because these classes are written on a claims made basis, the loss reporting and development tail is much shorter than for excess casualty. However, the high severity nature of the claims does create the potential for significant deviations in loss development patterns from one year to the next. After evaluating the historical loss development factors for these classes of business for accident years since the early 1990s, in AIG’s judgment, it is reasonably likely that actual loss development factors will range approximately five percent lower or higher than those factors actually utilized in the year-end 2005 loss reserve review for these classes. If the loss development factor assumptions were changed by five percent, the net loss reserves for these classes would increase or decrease by approximately $200 million. As noted above for excess casualty, actual historical loss development factors are generally used to project future loss development. However, there can be no assurance that future loss development patterns will be the same as in the past, or that they will not deviate by more than the five percent.
Excess Workers Compensation: For excess workers compensation business, loss costs were trended at six percent per annum. After reviewing actual industry loss trends for the past ten years, in AIG’s judgment, it is reasonably likely that actual loss cost trends applicable to the year-end 2005 loss reserve review for excess workers compensation will range five percent lower or higher than this estimated loss trend. A five percent change in the assumed loss cost trend would cause approximately a $250 million increase or decrease in the net loss reserves for this business. It should be emphasized that the actual loss cost trend could vary significantly from this assumption, and there can be no assurance that actual loss costs will not deviate, perhaps materially, by greater than five percent.
    For excess workers compensation business, the assumed loss development factors are a critical assumption. Excess workers compensation is an extremely long-tail class of business, with a much greater than normal uncertainty as to the appropriate loss development factors for the tail of the loss development. After evaluating the historical loss development factors for prior accident years since the 1980s, in AIG’s judgment, it is reasonably likely that actual loss development factors will range approximately 15 percent lower or higher than those factors actually utilized in the year-end 2005 loss reserve review for excess workers compensation. If the loss development factor assumptions were changed by 15 percent, the net loss reserves for excess workers compensation would increase or decrease by approximately $525 million or $425 million, respectively. Given the exceptionally long-tail for this class of business, there is the potential for actual deviations in the loss development tail to exceed the deviations assumed, perhaps materially.
Primary Workers Compensation: For primary workers compensation, the loss cost trend assumption is not believed to be material with respect to AIG’s loss reserves. This is primarily because AIG’s actuaries are generally able to use loss development projections for all but the most recent accident year’s reserves, so there is limited need to rely on loss cost trend assumptions for primary workers compensation business.
    However, for primary workers compensation business the loss development factor assumptions are important. Generally, AIG’s actual historical workers compensation loss development factors would be expected to provide a reasonably accurate predictor of future loss development. However, workers compensation is a long-tail class of business, and AIG’s business reflects a very significant volume of losses particularly in recent accident years due to growth of the business. After evaluating the actual historical loss developments since the 1980s for this business, in AIG’s judgment, it is reasonably likely that actual loss development factors will fall within the range of approximately 2.75 percent below to 7.5 percent above those actually utilized in the year-end 2005 loss reserve review. If the loss development factor assumptions were changed by 2.75 percent and 7.5 percent, respectively, the net loss reserves for workers compensation would decrease or increase by approximately $450 million and $1.25 billion, respectively. For these classes of business, there can be no assurance that actual deviations from the expected loss development factors will not exceed the deviations assumed, perhaps materially.
Other Casualty Classes of Business: For casualty business other than the classes discussed above, there is generally some potential for deviation in both the loss cost trend and loss development factor assumptions. However, the effect of such deviations is expected to be less material when compared to the effect on the classes cited above.
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
AIG  -  Form 10-K/A

Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

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
    To determine the appropriate loss reserve as of December 31, 2005 for its asbestos and environmental exposures, AIG performed a series of top-down and ground-up reserve analyses. In order to ensure it had the most comprehensive analysis possible, AIG engaged a third-party actuary to assist in a review of these exposures including ground-up estimates for both asbestos reserves and environmental reserves. Prior to 2005, AIG’s reserve analyses for asbestos and environmental exposures was focused around a report year projection of aggregate losses for both asbestos and environmental reserves. Additional tests such as market share analyses were also performed. Ground-up analyses take into account policyholder-specific and claim-specific information that has been gathered over many years from a variety of sources. Ground-up studies can thus more accurately assess the exposure to AIG’s layers of coverage for each policyholder, and hence for all policyholders in the aggregate provided a sufficient sample of the policyholders can be modeled in this manner.
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

AIG  -  Form 10-K/A

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

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
    At year-end 2005, AIG considered a number of factors and recent experience, in addition to the results of the respective top-down and ground-up analyses performed for asbestos and environmental reserves. Among the factors considered by AIG was the continued deterioration in its asbestos report year experience. The indication from the third scenario of the top-down analysis for the asbestos reserves was approximately $265 million greater than AIG’s carried net asbestos reserves, prior to its increase in the fourth quarter of 2005. This marks a continuation of the trend of adverse report year development for asbestos that has been observed for the past several years. AIG also noted its asbestos paid losses in 2005 increased from 2004’s levels. AIG considered the significant uncertainty that remains as to AIG’s ultimate liability relating to asbestos and environmental claims. This uncertainty is due to several factors including:

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
    After carefully considering the results of the ground-up analysis, which AIG now plans to update on an annual basis, as well as all of the above factors, including the recent report year experience, AIG determined its best estimate was to recognize an increase of $843 million in its carried net asbestos reserves, and an increase of $30 million in its carried net environmental reserves at December 31, 2005. This increase in carried net asbestos reserves reflects the change from AIG’s historical top-down analysis to the ground-up analysis described above. The corresponding increases in gross reserves were approximately $1.97 billion for asbestos and $56 million for environmental, respectively.
AIG  -  Form 10-K/A

Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

A summary of reserve activity, including estimates for applicable IBNR, relating to asbestos and environmental claims separately and combined at December 31, 2005, 2004 and 2003 follows:

	2005				2004				2003

(in millions)	Gross		Net		Gross		Net		Gross	Net

Asbestos:
Reserve for losses and loss expenses at beginning of year	$2,559		$1,060		$1,235		$386		$1,304	$400
Losses and loss expenses incurred*	2,207	(a)	903	(a)	1,595	(a)	772	(a)	175	43
Losses and loss expenses paid*	(325)		(123)		(271)		(98)		(244)	(57)

Reserve for losses and loss expenses at end of year	$4,441		$1,840		$2,559		$1,060		$1,235	$386

Environmental:
Reserve for losses and loss expenses at beginning of year	$974		$451		$789		$283		$832	$296
Losses and loss expenses incurred*	47	(b)	27	(b)	314	(b)	234	(b)	133	52
Losses and loss expenses paid*	(95)		(68)		(129)		(66)		(176)	(65)

Reserve for losses and loss expenses at end of year	$926		$410		$974		$451		$789	$283

Combined:
Reserve for losses and loss expenses at beginning of year	$3,533		$1,511		$2,024		$669		$2,136	$696
Losses and loss expenses incurred*	2,254	(c)	930	(c)	1,909	(c)	1,006	(c)	308	95
Losses and loss expenses paid*	(420)		(191)		(400)		(164)		(420)	(122)

Reserve for losses and loss expenses at end of year	$5,367		$2,250		$3,533		$1,511		$2,024	$669

*	All amounts pertain to policies underwritten in prior years.

(a)	Includes increases to gross losses and loss expense reserves of $2.0 billion and $1.2 billion in the fourth quarter of 2005 and 2004, respectively, and increases to net losses and loss expense reserves of $843 million and $650 million for the fourth quarter of 2005 and 2004, respectively.

(b)	Includes increases to gross losses and loss expense reserves of $56 million and $250 million in the fourth quarter of 2005 and 2004, respectively, and increases to net losses and loss expense reserves of $30 million and $200 million for the fourth quarter of 2005 and 2004, respectively.

(c)	Includes increases to gross losses and loss expense reserves of $2.0 billion and $1.5 billion in the fourth quarter of 2005 and 2004, respectively, and increases to net losses and loss expense reserves of $873 million and $850 million for the fourth quarter of 2005 and 2004, respectively.

AIG  -  Form 10-K/A

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
AIG  -  Form 10-K/A

Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

Life Insurance & Retirement Services operations presented on a major product basis for 2005, 2004 and 2003 were as follows:

(in millions)	2005	2004(a)	2003(a)

GAAP Premiums:
Domestic Life:
Life insurance	$2,108	$1,888	$1,751
Home service	801	812	834
Group life/health	1,012	1,128	1,046
Payout annuities(b)	1,473	1,484	1,272

Total	5,394	5,312	4,903

Domestic Retirement Services:
Group retirement products	351	313	250
Individual fixed annuities	100	59	53
Individual variable annuities	467	407	331
Individual fixed annuities — runoff(c)	72	80	86

Total	990	859	720

Total Domestic	6,384	6,171	5,623

Foreign Life:
Life insurance	15,631	14,938	13,204
Personal accident & health	5,002	4,301	3,126
Group products(d)	1,925	2,215	1,267

Total	22,558	21,454	17,597

Foreign Retirement Services:
Individual fixed annuities	361	395	255
Individual variable annuities	97	68	21

Total	458	463	276

Total Foreign	23,016	21,917	17,873

Total GAAP Premiums	$29,400	$28,088	$23,496

Net investment income:
Domestic Life:
Life insurance	$1,411	$1,287	$1,179
Home service	605	608	616
Group life/health	142	123	121
Payout annuities	912	801	699

Total	3,070	2,819	2,615

Domestic Retirement Services:
Group retirement products	2,233	2,201	2,055
Individual fixed annuities	3,393	3,100	2,567
Individual variable annuities	217	239	239
Individual fixed annuities — runoff(c)	1,046	1,076	1,266

Total	6,889	6,616	6,127

Total Domestic	9,959	9,435	8,742

(in millions)	2005	2004(a)	2003(a)

Foreign Life:
Life insurance	4,844	4,065	3,356
Personal accident & health	255	179	161
Group products	613	431	326
Intercompany adjustments	(36)	(18)	(15)

Total	5,676	4,657	3,828

Foreign Retirement Services:
Individual fixed annuities	1,728	1,034	368
Individual variable annuities	771	143	4

Total	2,499	1,177	372

Total Foreign	8,175	5,834	4,200

Total net investment income	$18,134	$15,269	$12,942

Realized capital gains (losses):
Domestic realized capital gains (losses)(e)	$(302)	$(329)	$(246)

Foreign realized capital gains (losses)(f)	(260)	147	330
Pricing net investment gains(g)	344	225	156

Total Foreign	84	372	486

Total realized capital gains (losses)	$(218)	$43	$240

Operating Income:
Domestic(h)	3,599	3,075	2,765
Foreign	5,245	4,848	4,042

Total operating income	$8,844	$7,923	$6,807

Life insurance in–force:
Domestic	$825,151 (i)	$772,251	$645,606
Foreign	1,027,682	1,085,843	937,425

Total	$1,852,833	$1,858,094	$1,583,031

(a)	Adjusted to conform to 2005 presentation.

(b)	Includes structured settlements, single premium immediate annuities and terminal funding annuities.

(c)	Primarily represents runoff annuity business sold through discontinued distribution relationships.

(d)	Revenues in 2004 includes approximately $640 million of single premium from a reinsurance transaction involving terminal funding business, which is offset by a similar increase of benefit reserves.

(e)	Includes the effect of hedging activities that do not qualify for hedge accounting treatment under FAS 133 and the application of FAS 52. For 2005, 2004, and 2003, respectively, the amounts included are $63 million, $(6) million, and $19 million.

(f)	Includes the effect of hedging activities that do not qualify for hedge accounting treatment under FAS 133 and the application of FAS 52. For 2005, 2004, and 2003, respectively, the amounts included are $(500) million, $(134) million, and $59 million.

(g)	For purposes of this presentation, pricing net investment gains are segregated as a component of total realized gains (losses). They represent certain amounts of realized capital gains where gains are an inherent element in pricing certain life products in some foreign countries.

AIG  -  Form 10-K/A

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

(h)	Operating income includes the effect on deferred policy acquisition cost amortization for FAS 97 products related to realized capital gains (losses) and has reduced amortization costs totaling $59 million, $44 million and $54 million for 2005, 2004 and 2003, respectively.

(i)	Domestic in-force for 2005 includes the effect of the non-renewal of a single large group life case of $36 billion.
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
    Domestic Retirement Services businesses faced a challenging environment in 2005 and 2004, as deposits declined approximately 17 percent for 2005 compared to 2004 and 1 percent for 2004 compared to 2003. The decrease in AIG’s individual variable annuity product sales in 2005 was largely attributable to significant variable annuity sales declines at several of AIG’s largest distribution firms due to lackluster equity markets, more intense industry competition with regard to living benefit product features and heightened compliance procedures over selling practices. AIG’s introduction of more competitive guaranteed minimum withdrawal features was delayed until late in the fourth quarter due to filing delays associated with the Restatements. During 2005, the interest yield curve flattened and, as a result, competing bank products such as certificates of deposit and other money market instruments with shorter durations than AIG’s individual fixed annuity products became more attractive. The following table reflects deposit amounts for Domestic Retirement Services:

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
AIG  -  Form 10-K/A

Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

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
    However, in March of 2006, Japanese tax authorities are expected to announce a reduction in the amount of premium policyholders may deduct from their Japanese tax returns for certain accident and health products. These products are generally sold by independent agents to corporate clients and thus represent a specific niche market segment and not the mainstream accident and health products sold by AIG in Japan. A reduction in the amount of tax deduction related to these products will make them less attractive to the market and will reduce the level of future sales. In addition, a portion of existing policies may be canceled, and depending on the duration of those policies and other factors, could result in a write-off of deferred acquisition costs. At the current time, management does not believe that such losses, should they occur, would be material to AIG’s consolidated financial condition, results of operations or liquidity.
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
    Life Insurance & Retirement Services operating income grew by 12 percent in 2005. Operating income for the AIG

AIG  -  Form 10-K/A

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

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
    AIG’s domestic Life Insurance & Retirement Services operations utilize internal and third-party reinsurance relationships to manage insurance risks and to facilitate capital management strategies. Pools of highly-rated third-party rein-
AIG  -  Form 10-K/A

Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

surers are utilized to manage net amounts at risk in excess of retention limits. AIG’s domestic life insurance companies also cede excess, non-economic reserves carried on a statutory-basis only on certain term and universal life insurance policies and certain fixed annuities to AIG Life of Bermuda Ltd., a wholly owned Bermuda reinsurer.
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

AIG  -  Form 10-K/A

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

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
AIG  -  Form 10-K/A

Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

The following tables summarize the composition of AIG’s invested assets by segment, as of December 31, 2005 and 2004:

		Life				Percent					As Reported:
		Insurance &				Distribution					Consolidated
	General	Retirement	Asset		Percent			Financial			Balance
(dollars in millions)	Insurance	Services	Management	Total	of Total	Domestic	Foreign	Services	Other	Reclassification*	Sheet

2005
Fixed maturities:
Bonds available for sale, at market value	$50,870	$273,165	$34,174	$358,209	66.2%	59.2%	40.8%	$1,307	$—	$—	$359,516
Bonds held to maturity, at amortized cost	21,528			21,528	4.0	100.0	—	—	—	—	21,528
Bond trading securities, at market value	—	1,073	3,563	4,636	0.9	3.3	96.7	—	—	—	4,636
Equity securities:
Common stocks, at market value	4,930	15,558	639	21,127	3.9	18.6	81.4	—	59	(21,186)	—
Common stocks available for sale, at market value	—	—	—	—	—	—	—	—	—	12,227	12,227
Common stocks trading, at market value	—	—	—	—	—	—	—	—	—	8,959	8,959
Preferred stocks available for sale, at market value	1,632	760		2,392	0.4	88.8	11.2	10	—		2,402
Mortgage loans on real estate, policy and collateral loans	19	18,406	4,594	23,019	4.3	65.5	34.5	—	—	(23,019)	—
Mortgage loans on real estate, net of allowance	—	—	—	—	—	—	—	71	—	14,229	14,300
Policy loans	—	—	—	—	—	—	—	2	—	7,037	7,039
Collateral and guaranteed loans, net of allowance	—	—	—	—	—	—	—	1,719	98	1,753	3,570
Financial services assets:
Flight equipment primarily under operating leases, net of accumulated depreciation	—	—	—	—	—	—	—	36,245	—	—	36,245
Securities available for sale, at market value	—	—	—	—	—	—	—	37,511	—	—	37,511
Trading securities, at market value	—	—	—	—	—	—	—	6,499	—	—	6,499
Spot commodities	—	—	—	—	—	—	—	92	—	—	92
Unrealized gain on swaps, options and forward transactions	—	—	—	—	—	—	—	18,695	—	—	18,695
Trading assets	—	—	—	—	—	—	—	1,204	—	—	1,204
Securities purchased under agreements to resell, at contract value	—	—	—	—	—	—	—	14,519	—	28	14,547
Finance receivables, net of allowance	—	—	—	—	—	—	—	27,995	—	—	27,995
Securities lending collateral, at market value	4,931	42,991	11,549	59,471	11.0	87.3	12.7	—	—	—	59,471
Other invested assets	6,272	7,805	10,459	24,536	4.5	85.7	14.3	2,751	8	(28)	27,267
Short-term investments, at cost	2,787	6,844	5,815	15,446	2.8	26.1	73.9	1,713	80	(1,897)	15,342
Cash	—	—	—	—	—	—	—	—	—	1,897	1,897
Investment income due and accrued	1,232	4,073	402	5,707	1.1	56.9	43.1	18	2	—	5,727
Real estate, net of accumulated depreciation	603	2,729	1,710	5,042	0.9	45.2	54.8	24	32	—	5,098

Total	$94,804	$373,404	$72,905	$541,113	100.0%	62.3%	37.7%	$150,375	$279	$—	$691,767

Less:
Cash	305	989	196	1,490	—	—	—	331	76	—	1,897
Investment income due and accrued	1,232	4,073	402	5,707	—	—	—	18	2	—	5,727
Real estate, net of accumulated depreciation	603	2,729	1,710	5,042	—	—	—	24	32	—	5,098

Total investments and financial services assets	$92,664	$365,613	$70,597	$528,874	—%	—%	—%	$150,002	$169	$—	$679,045

*	Certain accounts presented separately in the Consolidated Balance Sheet are combined in the above tables.

AIG  -  Form 10-K/A

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

		Life				Percent					As Reported:
		Insurance &				Distribution					Consolidated
	General	Retirement	Asset		Percent			Financial			Balance
(dollars in millions)	Insurance	Services	Management	Total	of Total	Domestic	Foreign	Services	Other	Reclassification*	Sheet

2004
Fixed maturities:
Bonds available for sale, at market value	$44,376	$259,602	$39,077	$343,055	68.5%	61.2%	38.8%	$1,344	$—	$—	$344,399
Bonds held to maturity, at amortized cost	18,294	—	—	18,294	3.7	100.0	—	—	—	—	18,294
Bond trading securities, at market value	—	600	2,384	2,984	0.6	1.2	98.8	—	—	—	2,984
Equity securities:
Common stocks, at market value	4,165	11,280	177	15,622	3.1	21.9	78.1	—	44	(15,666)	—
Common stocks available for sale, at market value	—	—	—	—	—	—	—	—	—	9,772	9,772
Common stocks trading, at market value	—	—	—	—	—	—	—	—	—	5,894	5,894
Preferred stocks available for sale, at market value	1,466	565	—	2,031	0.4	91.9	8.1	9	—	—	2,040
Mortgage loans on real estate, policy and collateral loans	22	16,858	5,093	21,973	4.4	65.6	34.4	—	—	(21,973)	—
Mortgage loans on real estate, net of allowance	—	—	—	—	—	—	—	53	—	13,093	13,146
Policy loans	—	—	—	—	—	—	—	2	—	7,033	7,035
Collateral and guaranteed loans, net of allowance	—	—	—	—	—	—	—	1,456	—	1,847	3,303
Financial services assets:
Flight equipment primarily under operating leases, net of accumulated depreciation	—	—	—	—	—	—	—	32,130	—	—	32,130
Securities available for sale, at market value	—	—	—	—	—	—	—	31,225	—	—	31,225
Trading securities, at market value	—	—	—	—	—	—	—	2,746	—	—	2,746
Spot commodities	—	—	—	—	—	—	—	534	—	—	534
Unrealized gain on swaps, options and forward transactions	—	—	—	—	—	—	—	22,670	—	—	22,670
Trading assets	—	—	—	—	—	—	—	3,433	—	—	3,433
Securities purchased under agreements to resell, at contract value	—	—	—	—	—	—	—	26,272	—	—	26,272
Finance receivables, net of allowance	—	—	—	—	—	—	—	23,574	—	—	23,574
Securities lending collateral, at market value	4,889	34,923	9,357	49,169	9.8	86.7	13.3	—	—	—	49,169
Other invested assets	5,604	7,072	8,316	20,992	4.2	86.7	13.3	2,230	337	—	23,559
Short-term investments, at cost	2,113	5,515	9,679	17,307	3.4	37.1	62.9	799	5	(2,009)	16,102
Cash	—	—	—	—	—	—	—	—	—	2,009	2,009
Investment income due and accrued	997	4,035	461	5,493	1.1	57.3	42.7	63	—	—	5,556
Real estate, net of accumulated depreciation	592	3,007	326	3,925	0.8	22.8	77.2	26	28	—	3,979

Total	$82,518	$343,457	$74,870	$500,845	100.0%	63.8%	36.2%	$148,566	$414	$—	$649,825

Less:
Cash	290	502	966	1,758	—	—	—	250	1	—	2,009
Investment income due and accrued	997	4,035	461	5,493	—	—	—	63	—	—	5,556
Real estate, net of accumulated depreciation	592	3,007	326	3,925	—	—	—	26	28	—	3,979

Total investments and financial services assets	$80,639	$335,913	$73,117	$489,669	—%	—%	—%	$148,227	$385	$—	$638,281

*	Certain accounts presented separately in the Consolidated Balance Sheet are combined in the above tables.
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
AIG  -  Form 10-K/A

Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

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

AIG  -  Form 10-K/A

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
AIG  -  Form 10-K/A

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

AIG  -  Form 10-K/A

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
AIG  -  Form 10-K/A

Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

Financial Services operations for 2005, 2004 and 2003 were as follows:

(in millions)	2005	2004	2003

Revenues(a):
Aircraft Finance(b)	$3,578	$3,136	$2,897
Capital Markets(c)(d)	3,260	1,278	595
Consumer Finance(e)	3,613	2,978	2,642
Other	74	103	108

Total	$10,525	$7,495	$6,242

Operating income (loss)(a):
Aircraft Finance	$679	$642	$672
Capital Markets(d)	2,661	662	(188)
Consumer Finance(f)	901	808	623
Other, including intercompany adjustments	35	68	75

Total	$4,276	$2,180	$1,182

(a)	Includes the effect of hedging activities that do not qualify for hedge accounting treatment under FAS 133, including the related foreign exchange gains and losses. For 2005, 2004 and 2003, the effect was $(34) million, $(27) million and $49 million, respectively, in operating income for Aircraft Finance and $2.01 billion, $(122) million and $(1.01) billion in both revenues and operating income for Capital Markets.

(b)	Revenues are primarily from ILFC aircraft lease rentals.

(c)	Revenues, shown net of interest expense, are primarily from hedged financial positions entered into in connection with counterparty transactions and the effect of hedging activities that do not qualify for hedge accounting treatment under FAS 133 described in (a) above.

(d)	Certain transactions entered into by AIGFP generate tax credits and benefits which are included in income taxes in the consolidated statement of income. The amount of such tax credits and benefits for the years ended December 31, 2005, 2004 and 2003 are $67 million, $107 million and $123 million, respectively.

(e)	Revenues are primarily finance charges.

(f)	Includes $62 million of catastrophe related losses for 2005.
Financial Services Results
Financial Services operating income increased in 2005 compared to 2004 as well as 2004 compared to 2003. Fluctuations in revenues and operating income from quarter to quarter are not unusual because of the transaction-oriented nature of Capital Markets operations and the effect of hedging activities that do not qualify for hedge accounting under FAS 133. The overwhelming majority of AIG’s financial derivatives are conducted by Capital Markets. AIGFP enters into derivate transactions to hedge the interest rate and foreign currency exposures associated with its available for sale assets and borrowings. While the derivatives entered into to hedge its outstanding transactions and positions are highly effective economic hedges, AIG did not meet the requirements for hedge accounting under FAS 133. The change in the fair value of these derivatives is included in other revenues while the offsetting change in fair value of the hedged items is not recognized in earnings.
    The effect of the AIGFP’s derivatives not qualifying for hedge accounting on revenues and operating income in 2005, 2004 and 2003 was $2.01 billion, $(122) million and $(1.01) billion, respectively. The majority of the net gain on AIGFP’s derivatives recognized in 2005 was due to the strengthening of the US dollar against the Euro and British Pound, which resulted in an increase in the fair value of the foreign currency derivatives hedging available for sale securities. To a lesser extent, the net gain was also due to the fall in long-term U.S. interest rates, which resulted in an increase in the fair value of AIGFP’s interest rate derivatives hedging its borrowings. The majority of the net loss on AIGFP’s derivatives recognized in 2004 was due to the weakening of the US dollar against the Euro and British Pound, which resulted in a decrease in the fair value of the foreign currency derivatives hedging available for sale securities. This loss was partially offset by an increase in the fair value of its interest rate derivatives hedging its borrowings as a result of the decrease in long-term U.S. interest rates. The majority of the net loss on AIGFP’s derivatives recognized in 2003 was due to the weakening of the US dollar against the Euro and British Pound, which resulted in a decrease in the fair value of the foreign currency derivatives hedging available for sale securities. To a lesser extent, the net loss was also due to the rise in long-term U.S. interest rates, which resulted in a decrease in the fair value of its interest rate derivatives hedging AIGFP’s borrowings.
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

AIG  -  Form 10-K/A

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

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
    Foreign Consumer Finance operations performed well, as the operations in Poland, Argentina and AIG Federal Savings Bank recorded strong earnings growth. The Hong Kong businesses experienced solid loan and earnings growth in a strengthening economy.
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
    AIG’s Consumer Finance operations provide a wide variety of consumer finance products, including real estate mortgages,
AIG  -  Form 10-K/A

Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

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
    Securities available for sale is predominately a portfolio of fixed income securities, where the individual securities have varying degrees of credit risk. At December 31, 2005, the average credit rating of this portfolio was AA+ or the equivalent thereto as determined through rating agencies or internal review. AIGFP has also entered into credit derivative transactions to economically hedge its credit risk associated with $125 million of these securities. Securities deemed below investment grade at December 31, 2005 amounted to approximately $166 million in fair value representing 0.4 percent of the total AIGFP securities available for sale. There have been no significant downgrades through March 1, 2006. If its securities available for sale portfolio were to suffer significant default and the collateral held declined significantly in value with no replacement or the credit default swap counterparty failed to perform, AIGFP could have a liquidity strain. AIG guarantees AIGFP’s payment obligations, including its debt obligations.
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
The gross unrealized gains and gross unrealized losses of Capital Markets operations included in the financial services assets and liabilities at December 31, 2005 were as follows:

	Gross	Gross
	Unrealized	Unrealized
(in millions)	Gains	Losses

Securities available for sale, at market value(a)	$802	$863
Unrealized gain/loss on swaps, options and forward transactions(b)	18,695	12,740

(a)	See also Note 8(h) of Notes to Consolidated Financial Statements.

(b)	These amounts are also presented as the respective balance sheet amounts.

AIG  -  Form 10-K/A

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
AIG  -  Form 10-K/A

Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

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
Borrowings
At December 31, 2005, AIG’s net borrowings were $10.43 billion after reflecting amounts that were matched borrowings under AIGFP’s obligations of GIAs, matched notes and bonds payable, amounts not guaranteed by AIG and liabilities connected to trust preferred stock. The following table summarizes borrowings outstanding at December 31, 2005 and 2004:

December 31,
(in millions)	2005	2004

AIG’s net borrowings	$10,425	$8,498
Liabilities connected to trust preferred stock	1,391	1,489
AIGFP
GIAs	20,811	18,919
Matched notes and bonds payable	24,950	22,257
Borrowings not guaranteed by AIG	52,272	45,736

Total debt	$109,849	$96,899

Borrowings issued or guaranteed by AIG and those borrowings not guaranteed by AIG at December 31, 2005 and 2004 were as follows:

December 31,
(in millions)	2005	2004

AIG borrowings:
Medium term notes	$112	$667
Notes and bonds payable	4,495	2,980
Loans and mortgages payable	814	349

Total	5,421	3,996

Borrowings guaranteed by AIG:
AIGFP
GIAs	20,811	18,919
Notes and bonds payable	26,463	22,695

Total	47,274	41,614

AIG Funding, Inc. commercial paper	2,694	2,969

AGC Notes and bonds payable	797	1,095

Liabilities connected to trust preferred stock	1,391	1,489

Total borrowings issued or guaranteed by AIG	57,577	51,163

Borrowings not guaranteed by AIG:
ILFC
Commercial paper	2,615	2,670
Medium term notes	4,689	5,972
Notes and bonds payable(a)	19,026	15,734
Loans and mortgages payable	–	40 (b	)

Total	26,330	24,416

AGF
Commercial paper	3,423	3,686
Medium term notes	17,736	13,709
Notes and bonds payable	983	1,585

Total	22,142	18,980

(continued)

AIG  -  Form 10-K/A

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

December 31,
(in millions)	2005	2004

Commercial paper:
AIG Credit Card Company (Taiwan)	476	359
AIG Finance (Taiwan) Limited	–	9

Total	476	368

Loans and mortgages payable:
AIGCFG	864	792
AIG Finance (Hong Kong) Limited	183	49

Total	1,047	841

Other Subsidiaries	927	832

Variable Interest Entity debt:
AIG Global Investment Group	140	165
AIG Global Real Estate Investment	977	8
AIG SunAmerica	233	126

Total	1,350	299

Total borrowings not guaranteed by AIG	52,272	45,736

Total debt	$109,849	$96,899

(a)	Includes borrowings under Export Credit Facility of $2.6 billion.

(b)	Represents capital lease obligations.
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
    AIG is also a party to an unsecured 364-day inter-company revolving credit facility provided by certain of its subsidiaries aggregating $2 billion that expires in October of 2006. The facility allows for the conversion of any outstanding loans at expiration into one-year term loans. The facility can be used for general corporate purposes and also to provide backup for AIG’s commercial paper programs. AIG expects to replace or extend this credit facility on or prior to its expiration. There are currently no borrowings outstanding under the inter-
AIG  -  Form 10-K/A

Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

company facility, nor were any borrowings outstanding as of December 31, 2005.
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
    During 2005, AGF issued $5.44 billion of fixed rate and variable rate medium term notes ranging in maturities from

AIG  -  Form 10-K/A

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

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
Contractual Obligations and Other Commercial Commitments
The maturity schedule of AIG’s contractual obligations at December 31, 2005 was as follows:

		Payments due by Period

		Less	One	Four
		Than	Through	Through	After
	Total	One	Three	Five	Five
(in millions)	Payments	Year	Years	Years	Years

Borrowings(a)	$99,291	$31,504	$20,717	$16,886	$30,184
Loss reserves(b)	77,169	21,221	23,537	11,191	21,220
Insurance and investment contract liabilities (c)	596,575	27,445	45,347	42,863	480,920
Operating leases	2,734	573	761	468	932
Aircraft purchase commitments	23,320	6,037	10,524	3,775	2,984

Total	$799,089	$86,780	$100,886	$75,183	$536,240

(a)	Excludes commercial paper and obligations included as debt pursuant to FIN46R. See also Note 9 of Notes to Consolidated Financial Statements.

(b)	Represents future loss and loss adjustment expense payments estimated based on historical loss development payment patterns.

(c)	Insurance and investment contract liabilities include various investment-type products with contractually scheduled maturities including periodic payments of a term certain nature and guaranteed maturities under guaranteed investment contracts. Insurance and investment contract liabilities also include benefit and claim liabilities, of which a significant portion represents policies and contracts that do not have stated contractual maturity dates and may not result in any future payment obligation. For these policies and contracts (i) AIG is currently not making payments until the occurrence of an insurable event, such as death or disability, (ii) payments are conditional on survivorship, or (iii) the occurrence of a payment due to surrender or other non-scheduled event out of AIG’s control. AIG has made significant assumptions to determine the estimated undiscounted cash flows of these contractual policy benefits which include mortality, morbidity, future lapse rates, expenses, investment returns and interest crediting rates, offset by expected future deposits and premium on in-force policies. Due to the significance of the assumptions used, the amounts presented could be materially different from actual required payments. The amounts presented in this table are undiscounted and therefore exceed the future policy benefits and policyholder contract deposits included in the balance sheet.
AIG  -  Form 10-K/A

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

AIG  -  Form 10-K/A

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

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
AIG  -  Form 10-K/A

Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

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
    The liquidity of the combined insurance operations is derived both domestically and abroad. The combined insurance operating cash flow is derived from two sources, underwriting operations and investment operations. Cash flow includes periodic premium collections, including policyholders’ contract deposits, cash flows from investment operations and paid loss recoveries less reinsurance premiums, losses, benefits, and acquisition and operating expenses. Generally, there is a time lag from when premiums are collected and, when as a result of the occurrence of events specified in the policy, the losses and benefits are paid. Investment income cash flow is primarily derived from interest and dividends received and includes realized capital gains net of realized capital losses. See also the discussions under “Operating Review — General Insurance Operations” and “Life Insurance & Retirement Services Operations” herein.
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

AIG  -  Form 10-K/A

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

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
AIG  -  Form 10-K/A

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

			Life Insurance &
	General Insurance		Retirement Services

(in millions)	2005	2004	2005	2004

Market risk:
Combined	$1,617	$1,396	$4,515	$5,024
Interest rate	1,717	1,563	4,382	4,750
Currency	130	139	541	478
Equity	535	727	762	1,024

AIG  -  Form 10-K/A

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
AIG  -  Form 10-K/A

Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

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

Recent Accounting Standards
In December 2003, FASB issued a revision to Interpretation No. 46 (FIN46R). In March 2005, FASB issued FSP FIN46R-5, “Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities.” See also Note 19 of Notes to Consolidated Financial Statements.
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
    On June 1, 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections” (FAS 154).

AIG  -  Form 10-K/A

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

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
AIG  -  Form 10-K/A

ITEM 7A.
Quantitative and Qualitative Disclosures About Market Risk
Included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
ITEM 8.
Financial Statements and Supplementary Data
AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Page

Report of Independent Registered Public Accounting Firm	68
Consolidated Balance Sheet at December 31, 2005 and 2004	70
Consolidated Statement of Income for the years ended December 31, 2005, 2004 and 2003	72
Consolidated Statement of Shareholders’ Equity for the years ended December 31, 2005, 2004 and 2003	73
Consolidated Statement of Cash Flows for the years ended December 31, 2005, 2004 and 2003	74
Consolidated Statement of Comprehensive Income for the years ended December 31, 2005, 2004 and 2003	76
Notes to Consolidated Financial Statements	77
Schedules:*
I – Summary of Investments – Other Than Investments in Related Parties at December 31, 2005	*
II – Condensed Financial Information of Registrant at December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003	*
III – Supplementary Insurance Information at December 31, 2005, 2004 and 2003 and for the years then ended	*
IV – Reinsurance at December 31, 2005, 2004 and 2003 and for the years then ended	*

*	Schedules were included in the Form 10-K filed with the Securities and Exchange Commission but have not been included herewith. Copies may be obtained from the Director of Investor Relations, American International Group, Inc.

AIG  -  Form 10-K/A

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
AIG  -  Form 10-K/A

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
PricewaterhouseCoopers LLP
New York, New York
March 16, 2006

AIG  -  Form 10-K/A

(This page intentionally left blank)

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheet

December 31,
(in millions)	2005	2004

Assets:
Investments and financial services assets:
Fixed maturities:
Bonds available for sale, at market value (amortized cost: 2005 – $349,612; 2004 – $329,838)	$359,516	$344,399
Bonds held to maturity, at amortized cost (market value: 2005 – $22,047; 2004 – $18,791)	21,528	18,294
Bond trading securities, at market value (cost: 2005 – $4,623; 2004 – $2,973)	4,636	2,984
Equity securities:
Common stocks available for sale, at market value (cost: 2005 – $10,125; 2004 – $8,424)	12,227	9,772
Common stocks trading, at market value (cost: 2005 – $7,746; 2004 – $5,651)	8,959	5,894
Preferred stocks available for sale, at market value (cost: 2005 – $2,282; 2004 – $2,017)	2,402	2,040
Mortgage loans on real estate, net of allowance (2005 – $54; 2004 – $65)	14,300	13,146
Policy loans	7,039	7,035
Collateral and guaranteed loans, net of allowance (2005 – $10; 2004 – $18)	3,570	3,303
Financial services assets:
Flight equipment primarily under operating leases, net of accumulated depreciation (2005 – $7,419; 2004 – $6,390)	36,245	32,130
Securities available for sale, at market value (cost: 2005 – $37,572; 2004 – $29,171)	37,511	31,225
Trading securities, at market value	6,499	2,746
Spot commodities	92	534
Unrealized gain on swaps, options and forward transactions	18,695	22,670
Trading assets	1,204	3,433
Securities purchased under agreements to resell, at contract value	14,547	26,272
Finance receivables, net of allowance (2005 – $670; 2004 – $571)	27,995	23,574
Securities lending collateral, at market value (which approximates cost)	59,471	49,169
Other invested assets	27,267	23,559
Short-term investments, at cost (approximates market value)	15,342	16,102

Total investments and financial services assets	679,045	638,281
Cash	1,897	2,009
Investment income due and accrued	5,727	5,556
Premiums and insurance balances receivable, net of allowance (2005 – $1,011; 2004 – $690)	15,333	15,622
Reinsurance assets, net of allowance (2005 – $992; 2004 – $832)	24,978	19,613
Deferred policy acquisition costs	33,248	29,817
Investments in partially owned companies	1,158	1,495
Real estate and other fixed assets, net of accumulated depreciation (2005 – $4,990; 2004 – $4,650)	7,446	6,192
Separate and variable accounts	63,797	57,741
Goodwill	8,093	8,556
Income taxes receivable – current	319	138
Other assets	12,329	16,125

Total assets	$853,370	$801,145

See Accompanying Notes to Consolidated Financial Statements.
AIG  -  Form 10-K/A

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheet Continued

December 31,
(in millions, except share data)	2005	2004

Liabilities:
Reserve for losses and loss expenses	$77,169	$61,878
Reserve for unearned premiums	24,243	23,400
Future policy benefits for life and accident and health insurance contracts	108,807	104,740
Policyholders’ contract deposits	227,027	216,474
Other policyholders’ funds	10,870	10,280
Reserve for commissions, expenses and taxes	4,769	4,629
Insurance balances payable	3,564	3,661
Funds held by companies under reinsurance treaties	4,174	3,404
Income taxes payable – deferred	6,607	6,588
Financial services liabilities:
Borrowings under obligations of guaranteed investment agreements	20,811	18,919
Securities sold under agreements to repurchase, at contract value	11,047	23,581
Trading liabilities	2,546	2,503
Securities and spot commodities sold but not yet purchased, at market value	5,975	5,404
Unrealized loss on swaps, options and forward transactions	12,740	15,985
Trust deposits and deposits due to banks and other depositors	4,877	4,248
Commercial paper	6,514	6,724
Notes, bonds, loans and mortgages payable	71,313	61,296
Commercial paper	2,694	2,969
Notes, bonds, loans and mortgages payable	7,126	5,502
Liabilities connected to trust preferred stock	1,391	1,489
Separate and variable accounts	63,797	57,741
Minority interest	5,124	4,831
Securities lending payable	60,409	49,972
Other liabilities	23,273	25,055

Total liabilities	766,867	721,273

Preferred shareholders’ equity in subsidiary companies	186	199

Commitments and Contingent Liabilities (See Note 12)
Shareholders’ equity:
Common stock, $2.50 par value; 5,000,000,000 shares authorized; shares issued 2005 and 2004 – 2,751,327,476	6,878	6,878
Additional paid-in capital	2,339	2,094
Retained earnings	72,330	63,468
Accumulated other comprehensive income	6,967	9,444
Treasury stock, at cost; 2005 – 154,680,704; 2004 – 154,904,286 shares of common stock (including 119,271,176 and 119,263,196 shares, respectively, held by subsidiaries)	(2,197)	(2,211)

Total shareholders’ equity	86,317	79,673

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$853,370	$801,145

See Accompanying Notes to Consolidated Financial Statements.

AIG  -  Form 10-K/A

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statement of Income

Years Ended December 31,
(in millions, except per share data)	2005	2004	2003

Revenues:
Premiums and other considerations	$70,209	$66,625	$54,802
Net investment income	22,165	18,465	15,508
Realized capital gains (losses)	341	44	(442)
Other revenues	16,190	12,532	9,553

Total revenues	108,905	97,666	79,421

Benefits and expenses:
Incurred policy losses and benefits	63,711	58,360	46,034
Insurance acquisition and other operating expenses	29,981	24,461	21,480

Total benefits and expenses	93,692	82,821	67,514

Income before income taxes, minority interest and cumulative effect of accounting changes	15,213	14,845	11,907

Income taxes:
Current	2,569	2,593	2,741
Deferred	1,689	1,814	815

	4,258	4,407	3,556

Income before minority interest and cumulative effect of accounting changes	10,955	10,438	8,351

Minority interest	(478)	(455)	(252)

Income before cumulative effect of accounting changes	10,477	9,983	8,099

Cumulative effect of accounting changes, net of tax	–	(144)	9

Net income	$10,477	$9,839	$8,108

Earnings per common share:
Basic
Income before cumulative effect of accounting changes	$4.03	$3.83	$3.10
Cumulative effect of accounting changes, net of tax	–	(0.06)	–
Net income	4.03	3.77	3.10

Diluted
Income before cumulative effect of accounting changes	$3.99	$3.79	$3.07
Cumulative effect of accounting changes, net of tax	–	(0.06)	–
Net income	3.99	3.73	3.07

Average shares outstanding:
Basic	2,597	2,606	2,610
Diluted	2,627	2,637	2,637

See Accompanying Notes to Consolidated Financial Statements.
AIG  -  Form 10-K/A

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statement of Shareholders’ Equity

Years Ended December 31,
(in millions, except per share data)	2005	2004	2003

Common stock:
Balance at beginning of year	$6,878	$6,878	$6,878
Issued under stock plans	–	–	–

Balance at end of year	6,878	6,878	6,878

Additional paid-in capital:
Balance at beginning of year	2,094	2,028	1,783
Excess of cost over proceeds of common stock issued under stock plans	(91)	(105)	(76)
Other	336	171	321

Balance at end of year	2,339	2,094	2,028

Retained earnings:
Balance at beginning of year	63,468	54,384	46,908
Net income	10,477	9,839	8,108
Dividends to common shareholders ($0.63, $0.29 and $0.24 per share, respectively)	(1,615)	(755)	(632)

Balance at end of year	72,330	63,468	54,384

Accumulated other comprehensive income (loss):
Balance at beginning of year	9,444	7,337	4,077
Unrealized (depreciation) appreciation of investments – net of reclassification adjustments	(3,577)	1,868	4,159
Deferred income tax benefit (expense) on changes	1,599	(612)	(1,237)
Foreign currency translation adjustments	(926)	993	347
Applicable income tax benefit (expense) on above changes	386	(170)	4
Net derivative gains arising from cash flow hedging activities	35	83	75
Deferred income tax expense on above changes	(7)	(33)	(22)
Retirement plan liabilities adjustment, net of tax	13	(22)	(66)

Other comprehensive income	(2,477)	2,107	3,260

Balance at end of year	6,967	9,444	7,337

Treasury stock, at cost:
Balance at beginning of year	(2,211)	(1,397)	(1,343)
Cost of shares acquired during year	(176)	(1,083)	(207)
Issued under stock plans	173	263	151
Other	17	6	2

Balance at end of year	(2,197)	(2,211)	(1,397)

Total shareholders’ equity at end of year	$86,317	$79,673	$69,230

See Accompanying Notes to Consolidated Financial Statements.

AIG  -  Form 10-K/A

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statement of Cash Flows

Years Ended December 31,
(in millions)	2005	2004	2003

Summary:
Net cash provided by operating activities	$25,138	$30,716	$33,241
Net cash used in investing activities	(57,321)	(97,115)	(66,904)
Net cash provided by financing activities	32,999	66,494	33,070
Effect of exchange rate changes on cash	(928)	992	350

Change in cash	(112)	1,087	(243)
Cash at beginning of year	2,009	922	1,165

Cash at end of year	$1,897	$2,009	$922

Cash flows from operating activities:
Net income	$10,477	$9,839	$8,108

Adjustments to reconcile net income to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in income:
Change in:
General and life insurance reserves	20,912	26,937	22,456
Premiums and insurance balances receivable and payable – net	192	(1,020)	(2,236)
Reinsurance assets	(5,365)	1,032	2,137
Deferred policy acquisition costs	(2,263)	(4,042)	(3,778)
Investment income due and accrued	(171)	(916)	(388)
Funds held under reinsurance treaties	770	361	832
Other policyholders’ funds	590	1,156	687
Current and deferred income taxes – net	1,507	1,396	2,179
Reserve for commissions, expenses and taxes	140	(16)	1,005
Other assets and liabilities – net	2,535	1,113	579
Bonds and common stocks trading, at market value	(4,717)	(3,582)	544
Trading assets and liabilities – net	2,272	(4,783)	4,592
Trading securities, at market value	(3,753)	792	764
Spot commodities	442	(289)	240
Net unrealized (gain) loss on swaps, options and forward transactions	728	1,534	(4,500)
Securities purchased under agreements to resell	11,725	(5,427)	(3,010)
Securities sold under agreements to repurchase	(12,534)	5,688	7,542
Securities and spot commodities sold but not yet purchased, at market value	571	(269)	(6,306)
Realized capital (gains) losses	(341)	(44)	442
Equity in income of partially owned companies and other invested assets	(1,421)	(1,279)	(707)
Amortization of premium and discount on securities	292	324	60
Depreciation expenses, principally flight equipment	2,200	2,035	1,861
Provision for finance receivable losses	435	389	429
Other – net	(85)	(213)	(291)

Total adjustments	14,661	20,877	25,133

Net cash provided by operating activities	$25,138	$30,716	$33,241

See Accompanying Notes to Consolidated Financial Statements.
AIG  -  Form 10-K/A

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statement of Cash Flows Continued

Years Ended December 31,
(in millions)	2005	2004	2003

Cash flows from investing activities:
Cost of bonds, at market sold	$111,866	$91,714	$90,430
Cost of bonds, at market matured or redeemed	16,017	13,958	15,966
Cost of equity securities sold	11,072	11,711	10,012
Realized capital gains (losses)	341	44	(442)
Purchases of fixed maturities	(152,045)	(158,023)	(153,742)
Purchases of equity securities	(12,972)	(13,674)	(10,473)
Acquisitions, net of cash acquired	–	–	(2,091)
Mortgage, policy and collateral loans granted	(5,306)	(2,128)	(3,016)
Repayments of mortgage, policy and collateral loans	3,973	1,731	2,043
Sales of securities available for sale	9,324	4,291	8,376
Maturities of securities available for sale	3,023	5,802	4,690
Purchases of securities available for sale	(20,642)	(16,133)	(12,010)
Sales of flight equipment	695	1,329	1,212
Purchases of flight equipment	(6,193)	(4,860)	(5,460)
Change in securities lending collateral	(10,302)	(19,777)	(6,048)
Net additions to real estate and other fixed assets	(2,018)	(950)	(1,131)
Sales or distributions of other invested assets	14,379	8,453	8,730
Investments in other invested assets	(14,387)	(11,599)	(10,483)
Change in short-term investments	760	(2,542)	(1,563)
Investments in partially owned companies	(50)	1	255
Finance receivable originations and purchases	(52,281)	(21,636)	(14,690)
Finance receivable principal payments received	47,425	15,173	12,531

Net cash used in investing activities	$(57,321)	$(97,115)	$(66,904)

Cash flows from financing activities:
Receipts from policyholders’ contract deposits	$46,298	$55,919	$38,867
Withdrawals from policyholders’ contract deposits	(35,797)	(24,497)	(18,422)
Change in trust deposits and deposits due to banks and other depositors	629	648	641
Change in commercial paper	(485)	3,755	(3,174)
Proceeds from notes, bonds, loans and mortgages payable	53,875	31,918	23,665
Repayments on notes, bonds, loans and mortgages payable	(42,248)	(22,565)	(14,408)
Liquidation of zero coupon notes payable	–	(189)	–
Proceeds from guaranteed investment agreements	12,388	10,814	6,387
Maturities of guaranteed investment agreements	(10,496)	(7,232)	(5,900)
Change in securities lending payable	10,437	19,777	6,501
Redemption of subsidiary company preferred stock	(100)	(200)	(371)
Proceeds from common stock issued	82	158	74
Cash dividends to shareholders	(1,421)	(730)	(584)
Acquisition of treasury stock	(176)	(1,083)	(207)
Other – net	13	1	1

Net cash provided by financing activities	$32,999	$66,494	$33,070

Supplementary information:
Taxes paid	$2,593	$3,060	$2,454

Interest paid	$4,958	$4,314	$4,128

See Accompanying Notes to Consolidated Financial Statements.

AIG  -  Form 10-K/A

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statement of Comprehensive Income

Years Ended December 31,
(in millions)	2005	2004	2003

Comprehensive income (loss):
Net income	$10,477	$9,839	$8,108

Other comprehensive income (loss):
Unrealized (depreciation) appreciation of investments – net of reclassification adjustments	(3,577)	1,868	4,159
Deferred income tax benefit (expense) on above changes	1,599	(612)	(1,237)
Foreign currency translation adjustments	(926)	993	347
Applicable income tax benefit (expense) on above changes	386	(170)	4
Net derivative gains arising from cash flow hedging activities	35	83	75
Deferred income tax expense on above changes	(7)	(33)	(22)
Retirement plan liabilities adjustment, net of tax	13	(22)	(66)

Other comprehensive income (loss)	(2,477)	2,107	3,260

Comprehensive income (loss)	$8,000	$11,946	$11,368

See Accompanying Notes to Consolidated Financial Statements.
AIG  -  Form 10-K/A

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
    Value of Business Acquired (VOBA) is determined at time of acquisition. This value is based on present value of future

AIG  -  Form 10-K/A

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
AIG  -  Form 10-K/A

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

AIG  -  Form 10-K/A

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
AIG  -  Form 10-K/A

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

AIG  -  Form 10-K/A

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
The computation of earnings per share for December 31, 2005, 2004 and 2003 was as follows:

Years Ended December 31,
(in millions, except per share data)	2005	2004	2003

Numerator for basic earnings per share:
Income before cumulative effect of accounting changes	$10,477	$9,983	$8,099
Cumulative effect of accounting changes, net of tax	–	(144)	9

Net income applicable to common stock	$10,477	$9,839	$8,108

Denominator for basic earnings per share:
Average shares outstanding used in the computation of per share earnings:
Common stock issued	2,752	2,752	2,752
Common stock in treasury	(155)	(146)	(142)

Average shares outstanding – basic	2,597	2,606	2,610

(continued)
AIG  -  Form 10-K/A

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

AIG  -  Form 10-K/A

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
AIG  -  Form 10-K/A

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

AIG  -  Form 10-K/A

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
(hh) Restatements: AIG has completed two restatements of its financial statements (the Restatements). In connection with the first restatement (the First Restatement) included in the Annual Report on Form 10-K for the year ended December 31, 2004 filed on May 31, 2005, AIG restated its consolidated financial statements and financial statement schedules for the years ended December 31, 2003, 2002, 2001 and 2000, the quarters ended March 31, June 30 and September 30, 2004 and 2003 and the quarter ended December 31, 2003. In the second restatement (the Second Restatement) included in the Annual Report on Form 10-K/A for the year ended December 31, 2004 filed on March 16, 2006, AIG restated its consolidated financial statements and financial statement schedules for the years ended December 31, 2004, 2003 and 2002, along with 2001 and 2000 for purposes of preparation of the Consolidated Financial Data for 2001 and 2000, the quarterly financial information for 2004 and 2003 and the first three quarters of 2005. See Note 22 herein. AIG, however, did not amend its quarterly report on Form 10-Q for the quarter ended September 30, 2005 because the adjustments to the financial statements included therein were not material to those financial statements. The consolidated financial statements included in this Annual Report on Form 10-K/A reflect the Restatements.
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
    Each of the General Insurance sub-segments is comprised of groupings of major products and services as follows: Domestic Brokerage Group is comprised of domestic commercial insurance products and services; Transatlantic is comprised of reinsurance products and services sold to other general insurance companies; Personal Lines are comprised of general insurance products and services sold to individuals; Mortgage Guaranty is comprised of products insuring against losses arising under certain loan agreements; and Foreign General is comprised of general insurance products sold overseas.
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
AIG  -  Form 10-K/A

Notes to Consolidated Financial Statements Continued

2. Segment Information
Continued
Limited, together with American International Assurance Company (Bermuda) Limited (AIA), Nan Shan Life Insurance Company, Ltd. (Nan Shan), The Philippine American Life and General Insurance Company (PhilamLife), AIG Edison Life Insurance Company (AIG Edison Life) and AIG Star Life Insurance Co. Ltd. (AIG Star Life).
    AIG’s principal domestic Life Insurance & Retirement Services operations are American General Life Insurance Company (AG Life), The United States Life Insurance Company in the City of New York (USLIFE), American General Life and Accident Insurance Company (AGLA), AIG Annuity Insurance Company (AIG Annuity), The Variable Annuity Life Insurance Company (VALIC) and AIG Retirement Services, Inc (AIG SunAmerica).
    AIRCO acts as an internal reinsurance company for AIG’s foreign life operations.
    Life Insurance & Retirement Services is comprised of two major groupings of products and services: insurance-oriented products and services and retirement savings products and services. Substantially all of the retirement savings products are reported in the VALIC/ AIG Annuity/ AIG SunAmerica sub-segment. Total revenues for retirement savings products were $6.82 billion, $6.56 billion and $5.82 billion for the years ended December 31, 2005, 2004 and 2003, respectively. The remaining sub-segments are comprised almost entirely of insurance-oriented products and services. Total revenues for insurance-oriented products and services were $40.49 billion, $36.84 billion and $30.86 billion for the years ended December 31, 2005, 2004 and 2003, respectively.
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

AIG  -  Form 10-K/A

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

2. Segment Information
Continued
2. Segment Information
Continued
(a) The following table summarizes the operations by major operating segment for the years ended December 31, 2005, 2004 and 2003:

	Operating Segments

		Life
		Insurance
	General	& Retirement	Financial	Asset				Reclassifications
(in millions)	Insurance	Services	Services	Management	Other(a)		Total	and Eliminations	Consolidated

2005
Revenues (b)	$45,174	$47,316	$10,525	$5,325	$565		$108,905	$–	$108,905
Interest expense	7	83	5,279	11	293		5,673	–	5,673
Operating income (loss) before minority interest	2,315	8,844	4,276	2,253	(2,475	) (c)	15,213	–	15,213
Income taxes (benefits)	140	2,176	1,366	718	(142)		4,258	–	4,258
Depreciation expense	273	268	1,447	43	169		2,200	–	2,200
Capital expenditures	417	590	6,300	25	194		7,526	–	7,526
Identifiable assets	150,667	480,622	166,488	81,080	93,154		972,011	(118,641)	853,370

2004
Revenues(b)	$41,961	$43,400	$7,495	$4,714	$96		$97,666	$–	$97,666
Interest expense	9	63	4,041	8	306		4,427	–	4,427
Operating income (loss) before minority interest	3,177	7,923	2,180	2,125	(560)		14,845	–	14,845
Income taxes (benefits)	616	2,526	654	753	(142)		4,407	–	4,407
Depreciation expense	251	262	1,366	19	137		2,035	–	2,035
Capital expenditures	350	480	4,481	11	207		5,529	–	5,529
Identifiable assets	131,658	447,841	165,995	80,075	79,890		905,459	(104,314)	801,145

2003
Revenues(b)	$33,833	$36,678	$6,242	$3,651	$(983)		$79,421	$–	$79,421
Interest expense	4	68	3,817	8	322		4,219	–	4,219
Operating income (loss) before minority interest	4,502	6,807	1,182	1,316	(1,900)		11,907	–	11,907
Income taxes (benefits)	1,146	2,229	287	465	(571)		3,556	–	3,556
Depreciation expense	204	244	1,261	15	137		1,861	–	1,861
Capital expenditures	284	483	5,461	19	239		6,486	–	6,486
Identifiable assets	117,511	372,126	141,667	64,047	69,988		765,339	(89,737)	675,602

(a)	Includes AIG Parent and other operations which are not required to be reported separately.

(b)	Represents the sum of General Insurance net premiums earned, Life Insurance & Retirement Services GAAP premiums, net investment income, Financial Services interest, lease and finance charges, Asset Management advisory and management fees and net investment income from guaranteed investment contracts, and realized capital gains (losses).

(c)	Includes settlement costs of $1.64 billion as described in Note 12(i).
AIG  -  Form 10-K/A

Notes to Consolidated Financial Statements Continued

2. Segment Information
Continued
2. Segment Information
Continued
(b) The following table summarizes AIG’s General Insurance operations by major internal reporting unit for the years ended December 31, 2005, 2004 and 2003:

	General Insurance

	Domestic						Total	Reclassifications	Total
	Brokerage			Personal	Mortgage	Foreign	Reportable	and	General
(in millions)	Group		Transatlantic	Lines	Guaranty	General	Segment	Eliminations	Insurance

2005
Revenues(a)	$25,206		$3,766	$4,848	$655	$10,684	$45,159	$15	$45,174
Losses & loss expenses incurred	21,328		2,877	3,566	139	5,181	33,091	–	33,091
Underwriting expenses	4,524		928	1,087	153	3,076	9,768	–	9,768
Operating income (loss) (b)(c)	(646	) (d)(e)	(39)	195	363	2,427	2,300	15	2,315
Depreciation expense	114		2	48	4	105	273	–	273
Capital expenditures	119		2	94	6	196	417	–	417
Identifiable assets	95,829		12,365	5,245	3,165	39,044	155,648	(4,981)	150,667

2004
Revenues(a)	$23,332		$3,990	$4,488	$660	$9,473	$41,943	$18	$41,961
Losses & loss expenses incurred	18,808		2,755	3,211	142	5,441	30,357	–	30,357
Underwriting expenses	3,747		953	920	119	2,688	8,427	–	8,427
Operating income(b)	777		282	357	399	1,344	3,159	18	3,177
Depreciation expense	122		3	29	3	94	251	–	251
Capital expenditures	115		2	92	7	134	350	–	350
Identifiable assets	81,754		10,605	5,159	2,826	36,055	136,399	(4,741)	131,658

2003
Revenues(a)	$18,091		$3,452	$3,850	$683	$7,787	$33,863	$(30)	$33,833
Losses & loss expenses incurred	13,711		2,233	2,789	110	4,029	22,872	–	22,872
Underwriting expenses	2,606		829	706	122	2,196	6,459	–	6,459
Operating income(b)	1,774		390	355	451	1,562	4,532	(30)	4,502
Depreciation expense	97		3	19	3	82	204	–	204
Capital expenditures	83		2	45	3	151	284	–	284
Identifiable assets	73,516		8,708	4,958	2,879	31,615	121,676	(4,165)	117,511

(a)	Represents the sum of General Insurance net premiums earned, net investment income and realized capital gains (losses).

AIG  -  Form 10-K/A

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

2. Segment Information
Continued
2. Segment Information
Continued

(b)	Catastrophe related losses for 2005, 2004 and 2003 by reporting unit were:

(in millions)	2005		2004	2003

		Net
	Insurance	Reinstatement	Insurance	Insurance
	Related	Premium	Related	Related
Reporting Unit	Losses	Cost	Losses	Losses

DBG	$1,747	$122	$582	$48
Transatlantic	463	45	215	4
Personal Lines	112	2	25	5
Mortgage Guaranty	10	–	–	–
Foreign General	293	94	232	26

Total	$2,625	$263	$1,054	$83

(c)	Includes the fourth quarter 2005 increase in net reserves of approximately $1.8 billion.

(d)	Includes $197 million of additional losses incurred resulting from increased labor and material costs related to the 2004 Florida hurricanes.
(e)	Includes $291 million of expenses related to changes in estimates for uncollectible reinsurance and other premium balances, and $100 million of accrued expenses in connection with certain workers compensation insurance policies written between 1985 and 1996.
AIG  -  Form 10-K/A

Notes to Consolidated Financial Statements Continued

2. Segment Information
Continued
2. Segment Information
Continued
(c) The following table summarizes AIG’s Life Insurance & Retirement Services operations by major internal reporting unit for the years ended December 31, 2005, 2004 and 2003:

	Life Insurance & Retirement Services

		AIA,		VALIC/				Total Life
	ALICO/	AIRCO	AGLA	AIG Annuity/	Philamlife	Total	Reclassifications	Insurance &
	AIG Star Life/	and Nan	and	AIG	and	Reportable	and	Retirement
(in millions)	AIG Edison Life(a)	Shan(b)	AG Life(c)	SunAmerica(d)	Other	Segment	Eliminations	Services

2005
Revenues(e)	$15,233	$15,499	$9,215	$6,826	$543	$47,316	$–	$47,316
Operating income	2,956	2,217	1,495	2,104	72	8,844	–	8,844
Depreciation expense	88	77	65	31	7	268	–	268
Capital expenditures	153	338	71	26	2	590	–	590
Identifiable assets	113,422	85,715	99,597	185,383	4,166	488,283	(7,661)	480,622

2004
Revenues(e)	$12,177	$15,450	$8,715	$6,562	$496	$43,400	$–	$43,400
Operating income	2,393	2,371	1,023	2,052	84	7,923	–	7,923
Depreciation expense	101	55	62	37	7	262	–	262
Capital expenditures	308	93	47	29	3	480	–	480
Identifiable assets	102,808	74,647	91,538	183,092	2,630	454,715	(6,874)	447,841

2003
Revenues(e)	$8,958	$13,151	$8,297	$5,822	$450	$36,678	$–	$36,678
Operating income	2,187	1,766	1,233	1,532	89	6,807	–	6,807
Depreciation expense	77	56	68	36	7	244	–	244
Capital expenditures	281	51	91	58	2	483	–	483
Identifiable assets	79,648	61,426	84,094	151,672	2,523	379,363	(7,237)	372,126

(a)	Reflects acquisition of AIG Edison Life in August 2003. Revenues and operating income include realized capital gains (losses) of $(74) million, $(152) million and $319 million for 2005, 2004 and 2003, respectively. The effect of FAS 133 and the application of FAS 52 included in realized capital gains (losses) are $(339) million, $(300) million and $226 million for 2005, 2004 and 2003, respectively.

(b)	Revenues in 2004 include approximately $640 million of single premium from a reinsurance transaction involving terminal funding pension business, which is offset by a similar increase in benefit reserves. Revenues and operating income include realized capital gains (losses) of $144 million, $519 million and $168 million for 2005, 2004 and 2003, respectively. The effect of FAS 133 and the application of FAS 52 included in realized capital gains (losses) are $(162) million, $166 million and $(167) million for 2005, 2004 and 2003, respectively.

(c)	Includes the life operations of AIG Life Insurance Company and American International Life Assurance Company of New York. 2004 includes a $178 million charge related to a workers compensation quota share reinsurance agreement with Superior National Insurance Company. See Note 12(h) herein for additional information. In addition, in 2004, as part of the business review of Group life/health, approximately $68 million was incurred for reserve strengthening and allowances for receivables. Revenues and operating income include realized capital gains (losses) of $35 million, $(120) million and $(37) million for 2005, 2004 and 2003, respectively. The effect of FAS 133 and the application of FAS 52 included in realized capital gains (losses) are $73 million, $8 million and $24 million for 2005, 2004 and 2003, respectively.

(d)	“AIG SunAmerica” represents the annuity operations of AIG SunAmerica Life Assurance Company, as well as those of First SunAmerica Life Insurance Company and SunAmerica Life Insurance Company. Revenues and operating income include realized capital gains (losses) of $(337) million, $(209) million and $(209) million for 2005, 2004 and 2003, respectively. The effect of FAS 133 and the application of FAS 52 included in realized capital gains (losses) are $(10) million, $(14) million and $(5) million for 2005, 2004 and 2003, respectively.

(e)	Represents the sum of Life Insurance & Retirement Services GAAP premiums, net investment income and realized capital gains (losses).

AIG  -  Form 10-K/A

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

2. Segment Information
Continued
2. Segment Information
Continued
(d) The following table summarizes AIG’s Financial Services operations by major internal reporting unit for the years ended December 31, 2005, 2004 and 2003:

	Financial Services

						Total	Reclassifications	Total
	Aircraft	Capital	Consumer			Reportable	and	Financial
(in millions)	Finance	Markets(a)	Finance		Other	Segment	Eliminations	Services

2005
Revenues (b)(c)	$3,578	$3,260	$3,613		$387	$10,838	$(313)	$10,525
Interest expense(c)	1,125	3,033	1,005		316	5,479	(200)	5, 279
Operating income(c)	679	2,661	901	(d)	60	4,301	(25)	4,276
Depreciation expense	1,384	20	38		5	1,447	—	1,447
Capital expenditures	6,193	3	54		50	6,300	—	6,300
Identifiable assets	37,515	90,090	30,704		14,872	173,181	(6,693)	166,488

2004
Revenues (b)(c)	$3,136	$1,278	$2,978		$835	$8,227	$(732)	$7,495
Interest expense(c)	993	2,300	705		144	4,142	(101)	4,041
Operating income(c)	642	662	808		90	2,202	(22)	2,180
Depreciation expense	1,273	42	33		18	1,366	–	1,366
Capital expenditures	4,400	29	35		17	4,481	–	4,481
Identifiable assets	33,997	98,303	26,560		13,985	172,845	(6,850)	165,995

2003
Revenues (b)(c)	$2,897	$595	$2,642		$641	$6,775	$(533)	$6,242
Interest expense(c)	895	2,272	619		132	3,918	(101)	3,817
Operating income (loss)(c)	672	(188)	623		80	1,187	(5)	1,182
Depreciation expense	1,139	51	34		37	1,261	–	1,261
Capital expenditures	5,362	42	29		28	5,461	–	5,461
Identifiable assets	31,534	82,270	20,571		11,742	146,117	(4,450)	141,667

(a)	Certain transactions entered into by AIGFP generate tax credits and benefits which are shown in the income tax line on the consolidated statement of income. Thus, this source of income is not reflected in the Revenue and Operating Income categories in the above table. The amount of such tax credits and benefits for the years ended December 31, 2005, 2004, and 2003 are $67 million, $107 million, and $123 million, respectively.

(b)	Represents primarily the sum of ILFC aircraft lease rentals, AIGFP hedged financial positions entered into in connection with counterparty transactions and finance charges from consumer finance operations.

(c)	Includes the effect of hedging activities that do not qualify for hedge accounting treatment under FAS 133, including the related foreign exchange gains and losses. For 2005, 2004 and 2003, the effect was $(34) million, $(27) million and $49 million, respectively, in operating income for Aircraft Finance and $2.01 billion, $(122) million and $(1.01) billion in both revenues and operating income for Capital Markets.

(d)	Includes $62 million of catastrophe related losses.
AIG  -  Form 10-K/A

Notes to Consolidated Financial Statements Continued

2. Segment Information
Continued
2. Segment Information
Continued
(e) A substantial portion of AIG’s operations is conducted in countries other than the United States and Canada. The following table summarizes AIG’s operations by major geographic segment. Allocations have been made on the basis of the location of operations and assets.

	Geographic Segments

			Other
(in millions)	Domestic(a)	Far East	Foreign	Consolidated

2005
Revenues(b)	$59,858	$32,036	$17,011	$108,905
Real estate and other fixed assets, net of accumulated depreciation	3,840	2,669	937	7,446
Flight equipment primarily under operating leases, net of accumulated depreciation(c)	36,245	–	–	36,245

2004
Revenues(b)	$53,827	$27,761	$16,078	$97,666
Real estate and other fixed assets, net of accumulated depreciation	2,341	2,834	1,017	6,192
Flight equipment primarily under operating leases, net of accumulated depreciation(c)	32,130	–	–	32,130

2003
Revenues(b)	$43,221	$22,787	$13,413	$79,421
Real estate and other fixed assets, net of accumulated depreciation	2,539	2,518	909	5,966
Flight equipment primarily under operating leases, net of accumulated depreciation(c)	29,870	–	–	29,870

(a)	Including revenues from General Insurance operations in Canada of $638 million, $549 million, and $433 million in 2005, 2004, and 200 3, respectively.

(b)	Represents the sum of General Insurance net premiums earned, Life Insurance & Retirement Services GAAP premiums, net investment income, Financial Services interest, lease and finance charges, Asset Management advisory and management fees and net investment income with respect to guaranteed investment contracts, and realized capital gains (losses).

(c)	Approximately 90 percent of ILFC’s fleet is operated by foreign airlines.
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

AIG  -  Form 10-K/A

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

(c) The U.S. Federal income tax rate is 35 percent for 2005, 2004 and 2003. Actual tax expense on income differs from the “expected” amount computed by applying the Federal income tax rate because of the following:

	2005		2004		2003

		Percent		Percent		Percent
Years Ended December 31,		of Pretax		of Pretax		of Pretax
(dollars in millions)	Amount	Income	Amount	Income	Amount	Income

“Expected” tax expense	$5,325	35.0%	$5,197	35.0%	$4,167	35.0%
Adjustments:
Tax exempt interest	(566)	(3.7)	(440)	(2.9)	(329)	(2.8)
Dividends received deduction	(117)	(0.8)	(83)	(0.6)	(83)	(0.7)
State income taxes	86	0.6	23	0.2	12	0.1
Effect of foreign operations(a)	(253)	(1.7)	(11)	(0.1)	(95)	(0.8)
Synthetic fuel tax credits	(274)	(1.8)	(264)	(1.8)	(278)	(2.3)
Affordable housing tax credits	(22)	(0.1)	(46)	(0.3)	(24)	(0.2)
Nondeductible compensation	83	0.5	20	0.1	96	0.8
Penalties	76	0.5	28	0.2	–	–
Other	(80)	(0.5)	(17)	(0.1)	90	0.8

Actual tax expense	$4,258	28.0%	$4,407	29.7%	$3,556	29.9%

Foreign and domestic components of actual tax expense:
Foreign(b):
Current	$974		$1,104		$882
Deferred	426		561		708
Domestic(b):
Current	1,595		1,489		1,859
Deferred	1,263		1,253		107

Total	$4,258		$4,407		$3,556

(a)	In 2005 and 2004, it was determined that the earnings of certain foreign subsidiaries are expected to be repatriated to the U.S., and, accordingly, the undistributed earnings of these subsidiaries are no longer considered indefinitely reinvested abroad. As a consequence of this determination, U.S. deferred taxes have been provided for the undistributed earnings of these foreign subsidiaries.

(b)	Foreign tax expense reflects the expense resulting from local tax regulation. Domestic tax expense includes U.S. taxes incurred on foreign income.
(d) The components of the net deferred tax liability as of December 31, 2005 and 2004 were as follows:

(in millions)	2005	2004

Deferred tax assets*:
Loss reserve discount	$3,061	$2,400
Unearned premium reserve reduction	1,042	1,074
Loan loss and other reserves	419	394
Investment in foreign subsidiaries and joint ventures	349	542
Adjustment to life policy reserves	2,351	3,458
Accruals not currently deductible, cumulative translation adjustment and other	1,189	1,031

Deferred tax liabilities:
Deferred policy acquisition costs	7,573	7,956
Depreciation of flight equipment	3,196	2,766
Unrealized appreciation of investments	4,025	4,668
Other	224	97

Net deferred tax liability	$6,607	$6,588

*	A valuation allowance in the amount of $280 million related to the Connecticut net deferred tax asset at December 31, 2005 (including net operating losses that expire between 2020 through 2025) has been provided because it is remote that such amount will be realized. In addition, AIG has a $192 million alternative minimum tax credit carryforward that does not expire.
AIG  -  Form 10-K/A

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

AIG  -  Form 10-K/A

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

5. Reinsurance
Continued
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
AIG  -  Form 10-K/A

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

AIG  -  Form 10-K/A

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
(b) Net Investment Income: An analysis of the net investment income from the General and Life Insurance & Retirement Services operations follows:

Years Ended December 31,
(in millions)	2005	2004	2003

Fixed maturities	$17,685	$15,884	$13,710
Equity securities	1,730	621	484
Short-term investments	494	177	94
Interest on mortgage, policy and collateral loans	1,177	1,096	1,047
Other invested assets	1,905	1,444	898

Total investment income	22,991	19,222	16,233
Investment expenses	826	757	725

Net investment income	$22,165	$18,465	$15,508

AIG  -  Form 10-K/A

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

		Estimated
	Amortized	Market
(in millions)	Cost	Value

Fixed maturities available for sale:
Due in one year or less	$10,417	$10,991
Due after one year through five years	68,520	70,108
Due after five years through ten years	128,353	130,446
Due after ten years	142,322	147,971

Total available for sale	$349,612	$359,516

AIG  -  Form 10-K/A

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
AIG  -  Form 10-K/A

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

9. Debt Outstanding
At December 31, 2005, AIG’s net borrowings were $10.43 billion after reflecting amounts not guaranteed by AIG, amounts that were matched borrowings under AIGFP’s obligations of guaranteed investment agreements (GIAs), matched notes and bonds payable, and liabilities connected to trust preferred stock. The following table summarizes borrowings outstanding at December 31, 2005:

(in millions)

AIG’s net borrowings	$10,425
Liabilities connected to trust preferred stock	1,391
Borrowings not guaranteed by AIG(a)	52,272
AIGFP:
GIAs	20,811
Matched notes and bonds payable	24,950

Total debt	109,849
Commercial paper	(9,208)
Variable interest entity (VIE) debt(b)	(1,350)

Total debt, excluding commercial paper and VIE	$99,291

(a)	Includes commercial paper not guaranteed by AIG.

(b)	Represents borrowings of VIEs required to be consolidated under the provisions of FIN 46R.

AIG  -  Form 10-K/A

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

9. Debt Outstanding
Continued
Total debt, excluding commercial paper of $9.2 billion and VIE debt of $1.35 billion, at December 31, 2005 is shown below with year of payment due in each of the next five years and thereafter.

(in millions)	Total	2006	2007	2008	2009	2010	Thereafter

Borrowings under obligations of GIAs	$20,811	$7,577	$1,899	$1,208	$579	$562	$8,986

Medium term notes:
AGF(a)	17,736	2,992	3,944	2,346	1,866	2,425	4,163
ILFC(a)	4,689	1,134	1,088	1,306	700	447	14
AIG	112	23	65	–	–	–	24

Total	22,537	4,149	5,097	3,652	2,566	2,872	4,201

Notes and bonds payable:
AIGFP	26,463	14,841	1,009	1,064	1,498	1,802	6,249

ILFC(a):
Notes	15,011	1,727	2,204	2,548	2,282	2,482	3,768
Export credit facility(b)	2,616	432	432	432	381	267	672
Bank financings	1,399	725	75	25	471	103	–

Total ILFC	19,026	2,884	2,711	3,005	3,134	2,852	4,440

AGF(a)	983	387	75	–	399	122	–

AIG:
Term notes	3,000	–	–	500	–	500	2,000
Zero coupon convertible debt	1,060	–	–	–	–	–	1,060
SAI	435	–	100	73	–	–	262

Total AIG	4,495	–	100	573	–	500	3,322

AGC	797	–	–	–	–	–	797

Total	51,764	18,112	3,895	4,642	5,031	5,276	14,808

Loans and mortgages payable:
AIGCFG(a)	864	864	–	–	–	–	–
AIG	814	600	121	–	–	–	93
AIG Finance (Hong Kong) Limited (a)	183	37	7	139	–	–	–

Total	1,861	1,501	128	139	–	–	93

Other subsidiaries(a)	927	165	5	52	–	–	705

Liabilities connected to trust preferred stock	1,391	–	–	–	–	–	1,391

Total	$99,291	$31,504	$11,024	$9,693	$8,176	$8,710	$30,184

(a)	AIG does not guarantee these borrowings.

(b)	Reflects future minimum payment for ILFC’s borrowing under the Export Credit Facility.
AIG  -  Form 10-K/A

Notes to Consolidated Financial Statements Continued

9. Debt Outstanding
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

AIG  -  Form 10-K/A

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
AIG  -  Form 10-K/A

Notes to Consolidated Financial Statements Continued

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

AIG  -  Form 10-K/A

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

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
AIG  -  Form 10-K/A

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

AIG  -  Form 10-K/A

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
AIG  -  Form 10-K/A

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

AIG  -  Form 10-K/A

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
Securities lending collateral and securities lending payable: The contract values of these financial instruments approximate fair value.
Trading securities: Fair values were based on current market value where available. For securities for which market values
AIG  -  Form 10-K/A

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

AIG  -  Form 10-K/A

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
AIG  -  Form 10-K/A

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

AIG  -  Form 10-K/A

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
Additional information with respect to AIG’s plans at December 31, 2005, and changes for the three years then ended, were as follows:

	2005		2004		2003

		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Shares Under Option:
Outstanding at beginning of year	54,463,003	$51.94	59,253,166	$48.00	54,214,016	$45.63
Granted	4,397,500	62.69	3,474,100	64.65	8,602,909	56.15
Exercised	(2,263,377)	27.22	(3,387,734)	34.02	(2,182,680)	22.69
Exercised, delivery deferred	(1,731,471)	11.29	(3,397,999)	5.98	(495,787)	8.46
Forfeited	(2,320,230)	60.97	(1,478,530)	70.69	(885,292)	66.37

Outstanding at end of year	52,545,425	$54.84	54,463,003	$51.94	59,253,166	$48.00

Options exercisable at year-end	39,952,281	$52.47	40,211,710	$47.80	43,397,566	$42.17

Weighted average fair value per share of options granted		$21.84		$25.61		$20.86

AIG  -  Form 10-K/A

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

AIG  -  Form 10-K/A

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
AIG  -  Form 10-K/A

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

The following table sets forth the change in the projected benefit obligation of the defined benefit pension plans, including the supplemental plans, and postretirement benefit plans as of December 31, 2005 and 2004:

	Pension			Postretirement

	Non-			Non-
	U.S.	U.S.		U.S.	U.S.
(in millions)	Plans	Plans(a)	Total	Plans	Plans	Total

2005
Change in projected benefit obligation:
Benefit obligation at beginning of year	$1,376	$2,750	$4,126	$35	$243	$278
Service cost	71	111	182	4	5	9
Interest cost	32	153	185	2	11	13
Participant contributions	1	–	1	–	–	–
Actuarial loss	77	241	318	3	(38)	(35)
Plan amendments, mergers and new material plans	43	(29)	14	–	–	–
Benefits paid:
AIG assets	(28)	(11)	(39)	(1)	(16)	(17)
Plan assets	(29)	(84)	(113)	–	–	–
Effect of foreign currency fluctuation	(184)	–	(184)	1	–	1
Other	(8)	–	(8)	(1)	–	(1)

Benefit obligation at end of year	$1,351	$3,131	$4,482	$43	$205	$248

2004
Change in projected benefit obligation:
Benefit obligation at beginning of year	$1,348	$2,602	$3,950	$16	$247	$263
Service cost	59	101	160	3	6	9
Interest cost	33	147	180	2	14	16
Participant contributions	2	–	2	–	–	–
Actuarial loss	133	59	192	11	(6)	5
Plan amendments and mergers	(92)	(42)	(134)	–	–	–
Benefits paid:
AIG assets	(48)	(8)	(56)	(1)	(16)	(17)
Plan assets	(27)	(71)	(98)	–	–	–
Effect of foreign currency fluctuation	67	–	67	1	–	1
Other(b)	(99)	(38)	(137)	3	(2)	1

Benefit obligation at end of year	$1,376	$2,750	$4,126	$35	$243	$278

(a)	Includes excess retirement income type plans and supplemental executive type plans.

(b)	With respect to AIG’s non-U.S. plans obligations, the reduction resulted from transferring to the Japanese government certain Japanese plan obligations approximating $50 million. Additionally, the Japanese government also provided a subsidy with respect to certain Japanese plan obligations approximating $50 million.

AIG  -  Form 10-K/A

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
AIG  -  Form 10-K/A

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
Defined benefit pension plan obligations where the projected benefit obligation was in excess of the related plan assets at December 31, 2005 and 2004 were as follows:

	2005		2004

	Non-U.S.	U.S.	Non-U.S.	U.S.
(in millions)	Plans	Plans	Plans	Plans

Projected benefit obligation	$1,284	$3,130	$1,344	$2,750
Accumulated benefit obligation	1,163	2,704	1,240	2,367
Fair value of plan assets	610	2,561	576	2,247

AIG  -  Form 10-K/A

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

15. Employee Benefits
Continued
Defined benefit pension plan obligations where the accumulated benefit obligation was in excess of the related plan assets at December 31, 2005 and 2004 were as follows:

	2005		2004

	Non-U.S.	U.S.	Non-U.S.	U.S.
(in millions)	Plans	Plans	Plans	Plans

Projected benefit obligation	$1,281	$268	$1,324	$232
Accumulated benefit obligation	1,161	224	1,226	194
Fair value of plan assets	607	9	558	9

(g) Plan Assets:
The following table sets forth the change in plan assets as at December 31, 2005 and 2004:

	Pension			Postretirement

	Non-U.S.	U.S.		Non-U.S.	U.S.
(in millions)	Plans	Plans	Total	Plans	Plans	Total

2005
Change in plan assets:
Fair value of plan assets at beginning of year	$624	$2,247	$2,871	$–	$–	$–
Actual return on plan assets net of expenses	101	113	214	–	–	–
AIG contributions	95	298	393	1	16	17
Participant contributions	1	–	1	–	–	–
Benefits paid:
AIG assets	(28)	(11)	(39)	(1)	(16)	(17)
Plan assets	(29)	(84)	(113)	–	–	–
Effect of foreign currency fluctuation	(85)	–	(85)	–	–	–
Other	20	(2)	18	–	–	–

Fair value of plan assets at end of year	$699	$2,561	$3,260	$–	$–	$–

2004
Change in plan assets:
Fair value of plan assets at beginning of year	$591	$2,124	$2,715	$–	$–	$–
Actual return on plan assets net of expenses	40	151	191	–	–	–
AIG contributions	81	61	142	1	16	17
Participant contributions	2	–	2	–	–	–
Benefits paid:
AIG assets	(48)	(8)	(56)	(1)	(16)	(17)
Plan assets	(27)	(71)	(98)	–	–	–
Effect of foreign currency fluctuation	30	–	30	–	–	–
Other*	(45)	(10)	(55)	–	–	–

Fair value of plan assets at end of year	$624	$2,247	$2,871	$–	$–	$–

*	Approximately $50 million was disbursed as a result of the settlement of certain Japanese plan obligations with the Japanese government.
AIG  -  Form 10-K/A

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
The expected future benefit payments, net of participants’ contributions with respect to the defined benefit pension plans and other postretirement benefit plans, are as follows:

	Pension		Postretirement

	Non-U.S.	U.S.	Non-U.S.	U.S.
(in millions)	Plans	Plans	Plans	Plans

2006	$61	$102	$1	$16
2007	63	111	1	17
2008	68	119	1	17
2009	76	128	1	18
2010	73	137	1	18
2011-2015	401	885	6	98

AIG  -  Form 10-K/A

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

15. Employee Benefits
Continued
(i) Net Periodic Benefit Costs:
The following table presents the components of the net periodic benefit costs with respect to pensions and other benefits for the years ended December 31, 2005, 2004 and 2003:

	Pensions			Postretirement

	Non-U.S.	U.S.		Non-U.S.	U.S.
(in millions)	Plans	Plans	Total	Plans	Plans	Total

2005
Components of net periodic benefit cost:
Service cost	$71	$111	$182	$4	$5	$9
Interest cost	32	153	185	2	11	13
Expected return on assets	(21)	(180)	(201)	–	–	–
Amortization of prior service cost	(10)	(3)	(13)	–	(6)	(6)
Amortization of transitional liability	1	–	1	–	–	–
Recognition of net actuarial (gains)/losses	21	55	76	–	–	–
Other	7	1	8	–	–	–

Net periodic benefit cost	$101	$137	$238	$6	$10	$16

2004
Components of net periodic benefit cost:
Service cost	$59	$101	$160	$3	$6	$9
Interest cost	33	147	180	2	14	16
Expected return on assets	(22)	(170)	(192)	–	–	–
Amortization of prior service cost	(8)	–	(8)	–	(7)	(7)
Amortization of transitional liability	2	–	2	–	–	–
Recognition of net actuarial (gains)/losses	15	53	68	11	2	13
Other*	(24)	–	(24)	3	–	3

Net periodic benefit cost	$55	$131	$186	$19	$15	$34

2003
Components of net periodic benefit cost:
Service cost	$52	$79	$131	$1	$4	$5
Interest cost	33	151	184	1	15	16
Expected return on assets	(18)	(145)	(163)	–	–	–
Amortization of prior service cost	(3)	4	1	–	(6)	(6)
Amortization of transitional liability	2	1	3	–	–	–
Recognition of net actuarial (gains)/losses	19	61	80	–	1	1
Other	(26)	–	(26)	–	–	–

Net periodic benefit cost	$59	$151	$210	$2	$14	$16

*	The reduction resulted from transferring to the Japanese government certain Japanese plan obligations approximating $50 million reduced by approximately $26 million loss incurred with respect to the settlement of those obligations.
AIG  -  Form 10-K/A

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

AIG  -  Form 10-K/A

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

17.	Leases
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
AIG  -  Form 10-K/A

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
    The following VIE activities are not consolidated by AIG under FIN46R:

-	AIG uses VIEs primarily in connection with certain guaranteed investment contract programs (GIC Programs) written by its Life Insurance & Retirement Services subsidiaries. In the GIC Programs, AIG’s Life Insurance subsidiaries (principally SunAmerica Life Insurance Company) provide guaranteed investment contracts to VIEs which are not controlled by AIG, and in which AIG does not have a direct variable interest, as defined under FIN46R, in the entity. The VIE issues notes or bonds which are sold to third-party institutional investors. Neither AIG nor the insurance company issuing the GICs has any obligation to the investors in the notes or bonds. The proceeds from the securities issued by the VIE are invested by the VIE in the GICs. The insurance company subsidiaries use the proceeds to invest in a diversified portfolio of securities, primarily investment grade bonds. Both the assets and the liabilities of the insurance companies arising from these GIC Programs are presented in AIG’s consolidated balance sheet. Thus, at December 31, 2005, approximately $37 billion of policyholders’ contract deposits represented liabilities from issuances of GICs included in these GIC Programs, the proceeds of which are used to invest in insurance invested assets.
-	AIG manages Collateralized Bond and Loan Obligation trusts (collectively, Collateralized Debt Obligation trusts or CDO trusts). As asset manager, AIG receives fees for management of the assets held in the CDO trust, which support the issuance of securities sold by the CDO trust. AIG may take minority equity and/or fixed-income security interests in the CDO trust. AIG has entered into such arrangements to expand its asset management activities. Third-party investors have recourse only to the CDO trust and have no recourse to AIG.
-	AIG’s insurance operations also invest in obligations of VIEs. These VIEs are established by unrelated third parties. Investments include collateralized mortgage backed securities and similar securities backed by pools of mortgages, consumer receivables, or other assets. The investment in these VIEs allows AIG’s insurance entities to purchase assets permitted by insurance regulations while maximizing their return on these assets.

AIG  -  Form 10-K/A

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
AIG  -  Form 10-K/A

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

AIG  -  Form 10-K/A

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
AIG  -  Form 10-K/A

Notes to Consolidated Financial Statements Continued

21.	Variable Life and Annuity Contracts
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
    The following assumptions and methodology were used to determine the domestic and foreign GMDB liability as of December 31, 2005:

-	Data used was up to 5,000 stochastically generated investment performance scenarios.
-	Mean investment performance assumptions ranged from approximately three percent to ten percent depending on the block of business.
-	Volatility assumptions ranged from 10 percent to 30 percent depending on the block of business.
-	Mortality was assumed at between 60 percent and 103 percent of various life and annuity mortality tables.

AIG  -  Form 10-K/A

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

21.	Variable Life and Annuity Contracts
Continued

-	For domestic contracts, lapse rates vary by contract type and duration and ranged from zero percent to 40 percent. For Japan, lapse rates ranged from zero percent to 20 percent depending on the type of contract.
-	For domestic contracts, the discount rate ranged from 3.25 percent to 11 percent. For Japan, the discount rate ranged from zero percent to seven percent.
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
AIG  -  Form 10-K/A

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
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended

	March 31,			June 30,			September 30,			December 31,

	2005			2005			2005
(in millions, except per share	Previously	2005		Previously	2005		Previously	2005
data)	Reported	Restated	2004	Reported	Restated	2004	Reported	Restated	2004	2005	2004
Revenues:
Premiums and other considerations	$17,682	$17,680	$15,979	$17,541	$17,536	$16,175	$17,244	$17,243	$17,281	$17,750	$17,190
Net investment income	5,292	5,332	4,600	5,198	5,227	4,541	5,629	5,654	4,509	5,952	4,815
Realized capital gains (losses)	88	137	(86)	245	(125)	89	79	77	(78)	252	119
Other revenues	4,050	4,053	2,729	3,877	5,265	3,284	3,409	3,434	3,602	3,438	2,917

Total revenues	27,112	27,202	23,222	26,861	27,903	24,089	26,361	26,408	25,314	27,392	25,041

Benefits and expenses:
Incurred policy losses and benefits	14,865	14,873	13,590	14,336	14,283	13,480	16,503	16,501	15,217	18,054	16,073
Insurance acquisition & other operating expenses	6,804	6,680	5,790	6,730	6,919	5,960	7,381	7,360	6,041	9,022	6,670

Total benefits and expenses	21,669	21,553	19,380	21,066	21,202	19,440	23,884	23,861	21,258	27,076	22,743

Income before income taxes, minority interest and cumulative effect of an accounting change	5,443	5,649	3,842	5,795	6,701	4,649	2,477	2,547	4,056	316	2,298

Income taxes:
Current	987	968	1,345	790	1,015	1,092	372	372	201	214	(45)
Deferred	626	738	(215)	884	1,068	372	334	376	1,064	(493)	593

	1,613	1,706	1,130	1,674	2,083	1,464	706	748	1,265	(279)	548

Income before minority interest and cumulative effect of an accounting change	3,830	3,943	2,712	4,121	4,618	3,185	1,771	1,799	2,791	595	1,750

Minority interest	(146)	(144)	(70)	(129)	(129)	(105)	(54)	(54)	(142)	(151)	(138)

Income before cumulative effect of an accounting change	3,684	3,799	2,642	3,992	4,489	3,080	1,717	1,745	2,649	444	1,612

Cumulative effect of an accounting change, net of tax	-	-	(144)	-	-	-	-	-	-	-	-

Net income	$3,684	$3,799	$2,498	$3,992	$4,489	$3,080	$1,717	$1,745	$2,649	$444	$1,612

Earnings per common share:
Basic
Income before cumulative effect of an accounting change	$1.42	$1.46	$1.01	$1.54	$1.73	$1.19	$0.66	$0.67	$1.01	$0.17	$0.62
Cumulative effect of an accounting change, net of tax	-	-	(0.06)	-	-	-	-	-	-	-	-
Net income	1.42	1.46	0.95	1.54	1.73	1.19	0.66	0.67	1.01	0.17	0.62

Diluted
Income before cumulative effect of an accounting change	$1.40	$1.45	$1.00	$1.53	$1.71	$1.17	$0.65	$0.66	$1.00	$0.17	$0.62
Cumulative effect of an accounting change, net of tax	-	-	(0.06)	-	-	-	-	-	-	-	-
Net income	1.40	1.45	0.94	1.53	1.71	1.17	0.65	0.66	1.00	0.17	0.62

Average shares outstanding:
Basic	2,597	2,597	2,610	2,596	2,596	2,608	2,597	2,597	2,606	2,597	2,601
Diluted	2,624	2,624	2,642	2,623	2,623	2,640	2,624	2,624	2,638	2,626	2,632

AIG  -  Form 10-K/A

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

23.	Information Provided in Connection With Outstanding Debt
The following condensed consolidating financial statements are provided in compliance with Regulation S-X of the SEC.
(a) AGC is a holding company and a wholly owned subsidiary of AIG. AIG provides a full and unconditional guarantee of all outstanding debt of AGC.
AMERICAN GENERAL CORPORATION (AGC):
CONDENSED CONSOLIDATING BALANCE SHEET

	American
	International
	Group, Inc.	AGC	Other		Consolidated
(in millions)	Guarantor	Issuer	Subsidiaries	Eliminations	AIG

December 31, 2005
Assets:
Invested assets	$1,392	$–	$691,349	$(13,696)	$679,045
Cash	190	–	1,707	–	1,897
Carrying value of subsidiaries and partially owned companies, at equity	90,723	27,027	15,577	(132,169)	1,158
Other assets	2,768	2,577	167,252	(1,327)	171,270

Total assets	$95,073	$29,604	$875,885	$(147,192)	$853,370

Liabilities:
Insurance liabilities	$408	$–	$460,271	$(56)	$460,623
Debt	4,607	2,087	115,212	(12,057)	109,849
Other liabilities	3,741	4,110	191,598	(3,054)	196,395

Total liabilities	8,756	6,197	767,081	(15,167)	766,867

Preferred shareholders’ equity in subsidiary companies	–	–	186	–	186
Total shareholders’ equity	86,317	23,407	108,618	(132,025)	86,317

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$95,073	$29,604	$875,885	$(147,192)	$853,370

December 31, 2004
Assets:
Invested assets	$1,027	$–	$650,238	$(12,984)	$638,281
Cash	17	–	1,992	–	2,009
Carrying value of subsidiaries and partially owned companies, at equity	80,966	26,179	12,763	(118,413)	1,495
Other assets	2,786	2,546	154,417	(389)	159,360

Total assets	$84,796	$28,725	$819,410	$(131,786)	$801,145

Liabilities:
Insurance liabilities	$405	$–	$428,130	$(69)	$428,466
Debt	3,647	2,482	103,027	(12,257)	96,899
Other liabilities	1,071	4,076	191,967	(1,206)	195,908

Total liabilities	5,123	6,558	723,124	(13,532)	721,273

Preferred shareholders’ equity in subsidiary companies	–	–	199	–	199
Total shareholders’ equity	79,673	22,167	96,087	(118,254)	79,673

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$84,796	$28,725	$819,410	$(131,786)	$801,145

AIG  -  Form 10-K/A

23. Information Provided in Connection With Outstanding Debt
Continued
CONDENSED CONSOLIDATING STATEMENT OF INCOME

	American
	International
	Group, Inc.	AGC	Other		Consolidated
(in millions)	Guarantor	Issuer	Subsidiaries	Eliminations	AIG

Year Ended December 31, 2005
Operating income	$(1,569)	$(200)	$16,982	$–	$15,213
Equity in undistributed net income of consolidated subsidiaries	10,368	2,530	–	(12,898)	–
Dividend income from consolidated subsidiaries	1,746	–	–	(1,746)	–
Income taxes (benefits)	68	(92)	4,282	–	4,258
Minority interest	–	–	(478)	–	(478)

Net income (loss)	$10,477	$2,422	$12,222	$(14,644)	$10,477

Year Ended December 31, 2004
Operating income	$161	$90	$14,594	$–	$14,845
Equity in undistributed net income of consolidated subsidiaries	8,705	2,048	–	(10,753)	–
Dividend income from consolidated subsidiaries	1,836	65	–	(1,901)	–
Income taxes (benefits)	863	31	3,513	–	4,407
Minority interest	–	–	(455)	–	(455)
Cumulative effect of an accounting change	–	–	(144)	–	(144)

Net income (loss)	$9,839	$2,172	$10,482	$(12,654)	$9,839

Year Ended December 31, 2003
Operating income	$(708)	$(98)	$12,713	$–	$11,907
Equity in undistributed net income of consolidated subsidiaries	7,708	1,804	–	(9,512)	–
Dividend income from consolidated subsidiaries	1,471	196	–	(1,667)	–
Income taxes (benefits)	363	(23)	3,216	–	3,556
Minority interest	–	–	(252)	–	(252)
Cumulative effect of an accounting change	–	–	9	–	9

Net income (loss)	$8,108	$1,925	$9,254	$(11,179)	$8,108

AIG  -  Form 10-K/A

23. Information Provided in Connection With Outstanding Debt
Continued
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW

	American
	International
	Group, Inc.	AGC	Other	Consolidated
(in millions)	Guarantor	Issuer	Subsidiaries	AIG

Year Ended December 31, 2005
Net cash provided by operating activities	$1,673	$805	$22,660	$25,138

Cash flows from investing activities:
Invested assets disposed	–	–	218,825	218,825
Invested assets acquired	(598)	–	(273,530)	(274,128)
Other	(1,294)	(247)	(477)	(2,018)

Net cash used in investing activities	(1,892)	(247)	(55,182)	(57,321)

Cash flows from financing activities:
Change in debts	1,493	(398)	11,939	13,034
Other	(1,176)	(160)	21,301	19,965

Net cash (used in) provided by financing activities	317	(558)	33,240	32,999

Effect of exchange rate changes on cash	75	–	(1,003)	(928)

Change in cash	173	–	(285)	(112)
Cash at beginning of year	17	–	1,992	2,009

Cash at end of year	$190	$–	$1,707	$1,897

Year Ended December 31, 2004
Net cash provided by operating activities	$2,732	$839	$27,145	$30,716

Cash flows from investing activities:
Invested assets disposed	502	–	151,163	151,665
Invested assets acquired	(107)	–	(247,723)	(247,830)
Other	(1,039)	(408)	497	(950)

Net cash used in investing activities	(644)	(408)	(96,063)	(97,115)

Cash flows from financing activities:
Change in debts	(400)	(349)	17,250	16,501
Other	(1,515)	(82)	51,590	49,993

Net cash (used in) provided by financing activities	(1,915)	(431)	68,840	66,494

Effect of exchange rate changes on cash	(175)	–	1,167	992

Change in cash	(2)	–	1,089	1,087
Cash at beginning of year	19	–	903	922

Cash at end of year	$17	$–	$1,992	$2,009

Year Ended December 31, 2003
Net cash provided by operating activities	$625	$1,376	$31,240	$33,241

Cash flows from investing activities:
Invested assets disposed	186	–	152,054	152,240
Invested assets acquired	(830)	–	(215,092)	(215,922)
Acquisitions, net of cash acquired	–	–	(2,091)	(2,091)
Other	(842)	(926)	637	(1,131)

Net cash used in investing activities	(1,486)	(926)	(64,492)	(66,904)

Cash flows from financing activities:
Change in debts	1,288	(376)	5,658	6,570
Other	(411)	(75)	26,986	26,500

Net cash provided by (used in) financing activities	877	(451)	32,644	33,070

Effect of exchange rate changes on cash	(15)	–	365	350

Change in cash	1	(1)	(243)	(243)
Cash at beginning of year	18	1	1,146	1,165

Cash at end of year	$19	$–	$903	$922

AIG  -  Form 10-K/A

23. Information Provided in Connection With Outstanding Debt
Continued
(b) AIG Liquidity Corp. is a wholly owned subsidiary of AIG. AIG provides a full and unconditional guarantee of all obligations of AIG Liquidity Corp., which commenced operations in 2003.
AIG LIQUIDITY CORP.:
CONDENSED CONSOLIDATING BALANCE SHEET

	American
	International	AIG
	Group, Inc.	Liquidity			Other		Consolidated
(in millions)	Guarantor	Corp.			Subsidiaries	Eliminations	AIG

December 31, 2005
Assets:
Invested assets	$1,392	$		*	$691,349	$(13,696)	$679,045
Cash	190			*	1,707	–	1,897
Carrying value of subsidiaries and partially owned companies, at equity	90,723		–		42,604	(132,169)	1,158
Other assets	2,768			*	169,829	(1,327)	171,270

Total assets	$95,073	$		*	$905,489	$(147,192)	$853,370

Liabilities:
Insurance liabilities	$408		$–		$460,271	$(56)	$460,623
Debt	4,607			*	117,299	(12,057)	109,849
Other liabilities	3,741			*	195,708	(3,054)	196,395

Total liabilities	8,756			*	773,278	(15,167)	766,867

Preferred shareholders’ equity in subsidiary companies	–		–		186	–	186
Total shareholders’ equity	86,317			*	132,025	(132,025)	86,317

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$95,073	$		*	$905,489	$(147,192)	$853,370

December 31, 2004
Assets:
Invested assets	$1,027	$		*	$650,238	$(12,984)	$638,281
Cash	17			*	1,992	–	2,009
Carrying value of subsidiaries and partially owned companies, at equity	80,966		–		38,942	(118,413)	1,495
Other assets	2,786			*	156,963	(389)	159,360

Total assets	$84,796	$		*	$848,135	$(131,786)	$801,145

Liabilities:
Insurance liabilities	$405		$–		$428,130	$(69)	$428,466
Debt	3,647			*	105,509	(12,257)	96,899
Other liabilities	1,071			*	196,043	(1,206)	195,908

Total liabilities	5,123			*	729,682	(13,532)	721,273

Preferred shareholders’ equity in subsidiary companies	–		–		199	–	199
Total shareholders’ equity	79,673			*	118,254	(118,254)	79,673

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$84,796	$		*	$848,135	$(131,786)	$801,145

*	Amounts significantly less than $1 million.

AIG  -  Form 10-K/A

23. Information Provided in Connection With Outstanding Debt
Continued
CONDENSED CONSOLIDATING STATEMENT OF INCOME

	American
	International	AIG
	Group, Inc.	Liquidity			Other		Consolidated
(in millions)	Guarantor	Corp.			Subsidiaries	Eliminations	AIG

Year Ended December 31, 2005
Operating Income	$(1,569)	$		*	$16,782	$–	$15,213
Equity in undistributed net income of consolidated subsidiaries	10,368		–		2,530	(12,898)	–
Dividend income from consolidated subsidiaries	1,746			*	–	(1,746)	–
Income taxes (benefits)	68		–		4,190	–	4,258
Minority interest	–		–		(478)	–	(478)
Cumulative effect of an accounting change	–		–		–	–	–

Net income (loss)	$10,477	$		*	$14,644	$(14,644)	$10,477

Year Ended December 31, 2004
Operating Income	$161	$		*	$14,684	$–	$14,845
Equity in undistributed net income of consolidated subsidiaries	8,705		–		2,048	(10,753)	–
Dividend income from consolidated subsidiaries	1,836		–		65	(1,901)	–
Income taxes (benefits)	863			*	3,544	–	4,407
Minority interest	–		–		(455)	–	(455)
Cumulative effect of an accounting change	–		–		(144)	–	(144)

Net income (loss)	$9,839	$		*	$12,654	$(12,654)	$9,839

Year Ended December 31, 2003
Operating Income	$(708)	$		*	$12,615	$–	$11,907
Equity in undistributed net income of consolidated subsidiaries	7,708		–		1,804	(9,512)	–
Dividend income from consolidated subsidiaries	1,471		–		196	(1,667)	–
Income taxes (benefits)	363			*	3,193	–	3,556
Minority interest	–		–		(252)	–	(252)
Cumulative effect of an accounting change	–		–		9	–	9

Net income (loss)	$8,108	$		*	$11,179	$(11,179)	$8,108

* Amounts significantly less than $1 million.
AIG  -  Form 10-K/A

23. Information Provided in Connection With Outstanding Debt
Continued
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW

	American
	International	AIG
	Group, Inc.	Liquidity			Other	Consolidated
(in millions)	Guarantor	Corp.			Subsidiaries	AIG

Year Ended December 31, 2005
Net cash provided by operating activities	$1,673	$		*	$23,465	$25,138

Cash flows from investing activities:
Invested assets disposed	–		–		218,825	218,825
Invested assets acquired	(598)		–		(273,530)	(274,128)
Other	(1,294)			*	(724)	(2,018)

Net cash used in investing activities	(1,892)			*	(55,429)	(57,321)

Cash flows from financing activities:
Change in debts	1,493		–		11,541	13,034
Other	(1,176)			*	21,141	19,965

Net cash provided by financing activities	317			*	32,682	32,999

Effect of exchange rate changes on cash	75		–		(1,003)	(928)

Change in cash	173			*	(285)	(112)
Cash at beginning of year	17		–		1,992	2,009

Cash at end of year	$190	$		*	$1,707	$1,897

Year Ended December 31, 2004
Net cash provided by operating activities	$2,732	$		*	$27,984	$30,716

Cash flows from investing activities:
Invested assets disposed	502		–		151,163	151,665
Invested assets acquired	(107)		–		(247,723)	(247,830)
Other	(1,039)			*	89	(950)

Net cash used in investing activities	(644)			*	(96,471)	(97,115)

Cash flows from financing activities:
Change in debts	(400)		–		16,901	16,501
Other	(1,515)			*	51,508	49,993

Net cash (used in) provided by financing activities	(1,915)			*	68,409	66,494

Effect of exchange rate changes on cash	(175)		–		1,167	992

Change in cash	(2)			*	1,089	1,087
Cash at beginning of year	19		–		903	922

Cash at end of year	$17	$		*	$1,992	$2,009

Year Ended December 31, 2003
Net cash provided by operating activities	$625	$		*	$32,616	$33,241

Cash flows from investing activities:
Invested assets disposed	186		–		152,054	152,240
Invested assets acquired	(830)		–		(215,092)	(215,922)
Acquisitions, net of cash acquired	–		–		(2,091)	(2,091)
Other	(842)			*	(289)	(1,131)

Net cash used in investing activities	(1,486)			*	(65,418)	(66,904)

Cash flows from financing activities:
Change in debts	1,288		–		5,282	6,570
Other	(411)			*	26,911	26,500

Net cash provided by financing activities	877			*	32,193	33,070

Effect of exchange rate changes on cash	(15)		–		365	350

Change in cash	1			*	(244)	(243)
Cash at beginning of year	18		–		1,147	1,165

Cash at end of year	$19	$		*	$903	$922

* Amounts significantly less than $1 million.

AIG  -  Form 10-K/A

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

PART IV

ITEM 15.
Exhibits and Financial Statement Schedules

All Exhibits and Financial Statement Schedules were unaffected by this amendment and therefore have been omitted, except for Exhibits 23, 31 and 32, which are filed herewith. For all other Exhibits and Financial Statement Schedules please refer to AIG’s 2005 Annual Report on Form 10-K.
AIG  -  Form 10-K/A

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York, on the 19th of June, 2006.

AMERICAN INTERNATIONAL GROUP, INC.

By	/s/ Steven J. Bensinger

(Steven J. Bensinger, Executive Vice President
and Chief Financial Officer)
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K/A has been signed below by the following persons in the capacities indicated on the 19th of June, 2006.

Signature	Title

/s/ Martin J. Sullivan (Martin J. Sullivan)	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Steven J. Bensinger (Steven J. Bensinger)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ David L. Herzog (David L. Herzog)	Senior Vice President and Comptroller (Principal Accounting Officer)

* (Pei-yuan Chia)	Director

* (Marshall A. Cohen)	Director

* (Martin S. Feldstein)	Director

* (Ellen V. Futter)	Director

* (Stephen L. Hammerman)	Director

* (Richard C. Holbrooke)	Director

* (Fred H. Langhammer)	Director

* (George L. Miles, Jr.)	Director

AIG  -  Form 10-K/A

Signature		Title

* (Morris W. Offit)		Director

(James F. Orr III)		Director

* (Michael H. Sutton)		Director

* (Edmund S.W. Tse)		Director

* (Robert B. Willumstad)		Director

* (Frank G. Zarb)		Director

*By:	/s/ Steven J. Bensinger Steven J. Bensinger Attorney-in-fact June 19, 2006
AIG  -  Form 10-K/A