Form 10-Q
period 2006-06-30
AMERICAN INTERNATIONAL GROUP INC
filed 2006-08-09
CIK 5272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐         No    ☑
Applicable only to corporate issuers
     As of July 31, 2006, there were 2,598,763,423 shares outstanding of each of the issuer’s classes of common stock.

American International Group, Inc. and Subsidiaries

Part I – FINANCIAL INFORMATION
ITEM 1. Financial Statements (unaudited)
CONSOLIDATED BALANCE SHEET
(in millions) (unaudited)

	June 30,	December 31,
	2006	2005

Assets:
Investments and financial services assets:
Fixed maturities:
Bonds available for sale, at market value (amortized cost: 2006 – $362,825; 2005 – $349,612) (includes hybrid financial instruments: 2006 – $495)	$362,183	$359,516
Bonds held to maturity, at amortized cost (market value: 2006 – $21,522; 2005 – $22,047)	21,510	21,528
Bond trading securities, at market value (cost: 2006 – $6,565; 2005 – $4,623)	6,487	4,636
Equity securities:
Common stocks available for sale, at market value (cost: 2006 – $12,008; 2005 – $10,125)	13,829	12,227
Common and preferred stocks trading, at market value (cost: 2006 – $9,589; 2005 – $7,746)	10,857	8,959
Preferred stocks available for sale, at market value (cost: 2006 – $2,464; 2005 – $2,282)	2,447	2,402
Mortgage loans on real estate, net of allowance (2006 – $55; 2005 – $54)	16,180	14,300
Policy loans	7,366	7,039
Collateral and guaranteed loans, net of allowance (2006 – $10; 2005 – $10)	4,058	3,570
Financial services assets:
Flight equipment primarily under operating leases, net of accumulated depreciation (2006 – $8,100; 2005 – $7,419)	39,307	36,245
Securities available for sale, at market value (cost: 2006 – $38,386; 2005 – $37,572)	38,678	37,511
Trading securities, at market value	5,165	6,499
Spot commodities	797	92
Unrealized gain on swaps, options and forward transactions	18,901	18,695
Trading assets	1,345	1,204
Securities purchased under agreements to resell, at contract value	14,085	14,547
Finance receivables, net of allowance (2006 – $713; 2005 – $670)	27,515	27,995
Securities lending collateral, at market value (which approximates cost)	68,732	59,471
Other invested assets	29,410	27,267
Short-term investments, at cost (which approximates market value)	21,186	15,342

Total investments and financial services assets	710,038	679,045
Cash	2,140	1,897
Investment income due and accrued	5,732	5,727
Premiums and insurance balances receivable, net of allowance (2006 – $869; 2005 – $1,011)	18,236	15,333
Reinsurance assets, net of allowance (2006 – $932; 2005 – $992)	24,271	24,978
Deferred policy acquisition costs	38,301	33,248
Investments in partially owned companies	1,375	1,158
Real estate and other fixed assets, net of accumulated depreciation (2006 – $5,307; 2005 – $4,990)	8,415	7,446
Separate and variable accounts	67,596	63,797
Goodwill	8,425	8,093
Other assets	16,141	12,329

Total assets	$900,670	$853,051

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEET (continued)
(in millions, except share data) (unaudited)

	June 30,	December 31,
	2006	2005

Liabilities:
Reserve for losses and loss expenses	$78,966	$77,169
Unearned premiums	26,113	24,243
Future policy benefits for life and accident and health insurance contracts	117,645	108,807
Policyholders’ contract deposits	233,865	227,027
Other policyholders’ funds	11,157	10,870
Commissions, expenses and taxes payable	5,060	4,769
Insurance balances payable	4,362	3,564
Funds held by companies under reinsurance treaties	3,221	4,174
Income taxes payable	5,101	6,288
Financial services liabilities:
Borrowings under obligations of guaranteed investment agreements	21,571	20,811
Securities sold under agreements to repurchase, at contract value	7,803	11,047
Trading liabilities	2,273	2,546
Hybrid financial instrument liabilities, at fair value	6,652	–
Securities and spot commodities sold but not yet purchased, at market value	5,727	5,975
Unrealized loss on swaps, options and forward transactions	11,956	12,740
Trust deposits and deposits due to banks and other depositors	4,542	4,877
Commercial paper	9,833	6,514
Notes, bonds, loans and mortgages payable	70,561	71,313
Commercial paper	3,230	2,694
Notes, bonds, loans and mortgages payable	12,851	7,126
Liabilities connected to trust preferred stock	1,399	1,391
Separate and variable accounts	67,596	63,797
Securities lending payable	69,754	60,409
Minority interest	6,038	5,124
Other liabilities (includes hybrid financial instruments: 2006 — $138)	25,492	23,273

Total liabilities	812,768	766,548

Preferred shareholders’ equity in subsidiary companies	193	186

Commitments and Contingent Liabilities (See Note 6)
Shareholders’ equity:
Common stock, $2.50 par value; 5,000,000,000 shares authorized; shares issued 2006 and 2005 – 2,751,327,476	6,878	6,878
Additional paid-in capital	2,533	2,339
Retained earnings	78,192	72,330
Accumulated other comprehensive income (loss)	2,201	6,967
Treasury stock, at cost; 2006 – 153,134,393; 2005 – 154,680,704 shares of common stock	(2,095)	(2,197)

Total shareholders’ equity	87,709	86,317

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$900,670	$853,051

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF INCOME

(in millions, except per share data) (unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2006	2005	2006	2005

Revenues:
Premiums and other considerations	$18,303	$17,536	$36,545	$35,216
Net investment income	5,912	5,227	11,739	10,559
Realized capital gains (losses)	(214)	(125)	(45)	12
Other revenues	2,742	5,265	5,763	9,318

Total revenues	26,743	27,903	54,002	55,105

Benefits and expenses:
Incurred policy losses and benefits	13,988	14,283	28,988	29,156
Insurance acquisition and other operating expenses	7,514	6,919	14,980	13,599

Total benefits and expenses	21,502	21,202	43,968	42,755

Income before income taxes, minority interest and cumulative effect of an accounting change	5,241	6,701	10,034	12,350

Income taxes	1,688	2,083	3,123	3,789

Income before minority interest and cumulative effect of an accounting change	3,553	4,618	6,911	8,561

Minority interest	(363)	(129)	(560)	(273)

Income before cumulative effect of an accounting change	3,190	4,489	6,351	8,288

Cumulative effect of an accounting change, net of tax	–	–	34	–

Net income	$3,190	$4,489	$6,385	$8,288

Earnings per common share:
Basic
Income before cumulative effect of an accounting change	$1.23	$1.73	$2.44	$3.19
Cumulative effect of an accounting change, net of tax	–	–	0.01	–
Net income	$1.23	$1.73	$2.45	$3.19

Diluted
Income before cumulative effect of an accounting change	$1.21	$1.71	$2.42	$3.16
Cumulative effect of an accounting change, net of tax	–	–	0.01	–
Net income	$1.21	$1.71	$2.43	$3.16

Dividends declared per common share	$0.165	$0.125	$0.315	$0.30

Average shares outstanding:
Basic	2,606	2,596	2,606	2,596
Diluted	2,625	2,623	2,624	2,623

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions) (unaudited)

Six Months Ended June 30,	2006	2005

Summary:
Net cash provided by (used in) operating activities	$6,978	$13,689
Net cash used in investing activities	(40,048)	(35,230)
Net cash provided by financing activities	32,243	22,097
Effect of exchange rate changes on cash	1,070	(827)

Change in cash	243	(271)
Cash at beginning of period	1,897	2,009

Cash at end of period	$2,140	$1,738

Cash flows from operating activities:
Net income	$6,385	$8,288

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Noncash revenues, expenses, gains and losses included in income:
Change in:
General and life insurance reserves	12,434	7,562
Premiums and insurance balances receivable and payable – net	(1,229)	87
Reinsurance assets	707	137
Deferred policy acquisition costs	(3,150)	(1,267)
Investment income due and accrued	(5)	(91)
Funds held under reinsurance treaties	(953)	376
Other policyholders’ funds	287	52
Income taxes payable	918	1,170
Commissions, expenses and taxes payable	291	119
Other assets and liabilities – net	(1,869)	(235)
Bonds, common and preferred stocks trading, at market value	(3,749)	(1,775)
Trading assets and liabilities – net	(414)	1,111
Trading securities, at market value	1,334	(1,181)
Spot commodities	(705)	80
Net unrealized (gain) loss on swaps, options and forward transactions	(990)	(788)
Securities purchased under agreements to resell	462	13,696
Securities sold under agreements to repurchase	(3,244)	(13,084)
Securities and spot commodities sold but not yet purchased, at market value	(248)	(534)
Realized capital (gains) losses	45	(12)
Equity in income of partially owned companies and other invested assets	(1,410)	(899)
Amortization of premium and discount on securities	201	187
Depreciation expenses, principally flight equipment	1,137	836
Provision for finance receivable losses	245	175
Finance receivables held for sale – originations and purchases	(4,911)	(5,144)
Finance receivables sold	5,250	4,775
Other – net	159	48

Total adjustments	593	5,401

Net cash provided by (used in) operating activities	$6,978	$13,689

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF CASH FLOWS (continued)

(in millions) (unaudited)

Six Months Ended June 30,	2006	2005

Cash flows from investing activities:
Cost of bonds, at market sold	$50,578	$62,719
Cost of bonds, at market matured or redeemed	8,087	7,717
Cost of equity securities sold	6,739	5,896
Realized capital gains (losses)	(45)	12
Purchases of fixed maturities	(71,965)	(86,153)
Purchases of equity securities	(8,615)	(7,151)
Mortgage, policy, collateral and guaranteed loans granted	(4,343)	(2,702)
Repayments of mortgage, policy, collateral and guaranteed loans	1,648	1,520
Sales of securities available for sale	2,608	1,949
Maturities of securities available for sale	210	2,451
Purchases of securities available for sale	(3,604)	(7,350)
Sales of flight equipment	354	243
Purchases of flight equipment	(4,171)	(4,243)
Change in securities lending collateral	(9,261)	(7,156)
Net additions to real estate and other fixed assets	(739)	(400)
Sales or distributions of other invested assets	7,814	5,835
Other invested assets	(7,970)	(7,169)
Change in short-term investments	(6,529)	1,992
Investments in partially owned companies	(21)	(3)
Finance receivables held for investment – originations and purchases	(7,053)	(9,267)
Finance receivable principal payments received	6,230	6,030

Net cash used in investing activities	$(40,048)	$(35,230)

Cash flows from financing activities:
Receipts from policyholders’ contract deposits	$27,069	$26,038
Withdrawals from policyholders’ contract deposits	(20,231)	(17,032)
Change in trust deposits and deposits due to banks and other depositors	(335)	(94)
Change in commercial paper	2,979	3,171
Proceeds from notes, bonds, loans and mortgages payable, and hybrid financial instrument liabilities	22,392	25,645
Repayments on notes, bonds, loans and mortgages payable, and hybrid financial instrument liabilities	(9,037)	(23,903)
Proceeds from guaranteed investment agreements	6,471	6,760
Maturities of guaranteed investment agreements	(5,711)	(4,880)
Change in securities lending payable	9,345	7,156
Proceeds from common stock issued	63	36
Cash dividends to shareholders	(780)	(641)
Acquisition of treasury stock	(4)	(168)
Other – net	22	9

Net cash provided by financing activities	$32,243	$22,097

Supplementary information:
Taxes paid	$2,100	$1,466

Interest paid	$2,870	$2,649

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(in millions, except per share data) (unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2006	2005	2006	2005

Comprehensive income (loss):
Net income	$3,190	$4,489	$6,385	$8,288

Other comprehensive income (loss):
Unrealized appreciation (depreciation) of investments – net of reclassification adjustments	(5,734)	4,817	(8,333)	2,282
Deferred income tax benefit (expense) on above changes	1,743	(1,759)	2,843	(503)
Foreign currency translation adjustments	520	(773)	1,070	(826)
Deferred income tax benefit (expense) on above changes	(59)	497	(349)	501
Net derivative gains (losses) arising from cash flow hedging activities	4	(80)	8	70
Deferred income tax (expense) benefit on above changes	(16)	40	(3)	(71)
Retirement plan liabilities adjustment, net of tax	34	2	(2)	(28)

Other comprehensive income (loss)	(3,508)	2,744	(4,766)	1,425

Comprehensive income (loss)	$(318)	$7,233	$1,619	$9,713

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	Financial Statement Presentation
These unaudited condensed consolidated financial statements do not include certain financial information required by U.S. generally accepted accounting principles (GAAP) for complete financial statements and should be read in conjunction with the audited consolidated financial statements and the related notes, included in the Annual Report on Form 10-K/A of American International Group, Inc. (AIG) for the year ended December 31, 2005 (2005 Annual Report on Form 10-K/A).
In the opinion of management, the consolidated financial statements contain the normal recurring adjustments necessary for a fair statement of the results presented herein. Intercompany accounts and transactions have been eliminated. Certain accounts have been reclassified in the 2005 financial statements to conform to their 2006 presentation. See also Note 11 herein.
During the second quarter of 2006, as part of its continuing remediation efforts, AIG identified and recorded an out of period adjustment related to the accounting for certain interests in unit investment trusts in accordance with FIN 46(R), “Consolidation of Variable Interest Entities” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”. These investments had previously been accounted for as available for sale securities, with changes in market values being reflected in other comprehensive income, net of deferred income taxes. Beginning with the second quarter of 2006, the changes in market values are included in AIG’s net investment income. The adjustment decreased Unrealized appreciation (depreciation) of investments – net of reclassification adjustments, and the related Deferred income tax benefit (expense), in the Consolidated Statement of Comprehensive Income (Loss) by approximately $576 million and approximately $202 million, respectively, for the three and six-month periods ended June 30, 2006 and increased Net investment income by $653 million, increased Incurred policy losses and benefits, related to certain participating policyholder funds, by $77 million, and increased Income taxes by $202 million in the Consolidated Statement of Income for the three and six-month periods ended June 30, 2006. There was no effect on Total shareholders’ equity as of June 30, 2006 or December 31, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

2.	Segment Information
AIG identifies its reportable segments by product line consistent with its management structure. AIG’s major product and service groupings are general insurance, life insurance & retirement services, financial services and asset management. The following table summarizes the operations by major operating segment for the three and six-month periods ended June 30, 2006 and 2005:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
Operating Segments
(in millions)	2006	2005	2006	2005

Revenues(a):
General Insurance(b)(h)	$12,167	$11,405	$23,823	$22,624
Life Insurance & Retirement Services(c)(h)	11,705	11,517	24,344	23,292
Financial Services(d)	1,226	3,778	2,841	6,214
Asset Management(e)	1,621	1,219	2,860	2,596
Other	24	(16)	134	379

Consolidated	$26,743	$27,903	$54,002	$55,105

Operating income (loss)(a)(f):
General Insurance(h)	$2,863	$1,885	$5,194	$3,527
Life Insurance & Retirement Services(g)(h)	2,302	2,324	4,857	4,505
Financial Services(g)	(548)	2,214	(707)	3,259
Asset Management	811	524	1,272	1,114
Other(i)	(187)	(246)	(582)	(55)

Consolidated	$5,241	$6,701	$10,034	$12,350

(a)	Includes the effect of hedging activities that do not qualify for hedge accounting treatment under FAS 133, including the related foreign exchange gains and losses. For the three-month periods ended June 30, 2006 and 2005, the effect was $(1.08) billion and $1.63 billion, respectively, in revenues and $(1.08) billion and $1.61 billion, respectively, in operating income. For the six-month periods ended June 30, 2006 and 2005, the effect was $(1.30) billion and $2.56 billion, respectively, in revenues and $(1.30) billion and $2.62 billion, respectively, in operating income. These amounts result primarily from interest rate and foreign currency derivatives which are hedging available for sale securities and borrowings.

(b)	Represents the sum of General Insurance net premiums earned, net investment income and realized capital gains (losses).

(c)	Represents the sum of Life Insurance & Retirement Services GAAP premiums, net investment income and realized capital gains (losses). Included in realized capital gains (losses) is the effect of hedging activities that do not qualify for hedge accounting treatment under FAS 133 and the application of FAS 52 of $(21) million and $(103) million in the three-month periods ended June 30, 2006 and 2005, respectively, and $335 million and $(183) million in the six-month periods ended June 30, 2006 and 2005, respectively.

(d)	Represents interest, lease and finance charges.

(e)	Represents management and advisory fees and net investment income with respect to Guaranteed Investment Contracts (GICs).

(f)	Represents income before income taxes, minority interest and cumulative effect of an accounting change.

(g)	Results of operations of AIG Credit Card Company (Taiwan) are shared equally by the Life Insurance & Retirement Services segment and the Financial Services segment. Additional allowances of $44 million were recorded in the first quarter of 2006, by each segment, for losses in these credit card operations.
(h)	Includes the effect of an out of period adjustment related to the accounting for certain interests in unit investment trusts. For the three and six-month periods ended June 30, 2006 the effect was an increase of $432 million in revenues and operating income for General Insurance and an increase of $221 million and $144 million in revenues and operating income, respectively, for Life Insurance & Retirement Services.

(i)	The operating loss for the Other category is as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

(in millions)	2006	2005	2006	2005

Operating income (loss):
Equity earnings in unconsolidated subsidiaries	$111	$36	$130	$96
Compensation expense – SICO Plans	(14)	(60)	(90)	(67)
Compensation expense – C.V. Starr tender offer	–	–	(54)	–
Interest expense	(223)	(127)	(406)	(251)
Unallocated corporate expenses	(71)	(108)	(261)	(195)
Realized capital gains (losses)	24	(16)	134	379
Other miscellaneous, net	(14)	29	(35)	(17)

Total Other	$(187)	$(246)	$(582)	$(55)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

2.	Segment Information (continued)
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
The following table summarizes AIG’s General Insurance operations by major internal reporting unit for the three and six-month periods ended June 30, 2006 and 2005:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
General Insurance
(in millions)	2006	2005	2006	2005

Revenues:
Domestic Brokerage Group	$6,605	$6,241	$13,160	$12,530
Transatlantic	1,015	948	2,031	1,930
Personal Lines	1,223	1,209	2,438	2,380
Mortgage Guaranty	212	173	410	342
Foreign General(a)	3,112	2,835	5,782	5,437
Reclassifications and Eliminations	–	(1)	2	5

Total General Insurance	$12,167	$11,405	$23,823	$22,624

Operating Income(b):
Domestic Brokerage Group	$1,534	$805	$2,891	$1,518
Transatlantic	143	99	284	213
Personal Lines	118	102	219	211
Mortgage Guaranty	107	109	216	213
Foreign General(a)	961	771	1,582	1,367
Reclassifications and Eliminations	–	(1)	2	5

Total General Insurance	$2,863	$1,885	$5,194	$3,527

(a)	Includes the effect of an out of period adjustment related to the accounting for certain interests in unit investment trusts. For the three and six-month periods ended June 30, 2006 the effect was an increase of $412 million in revenues and operating income.

(b)	Includes additional (reduction in) losses incurred and net reinstatement premiums primarily related to prior year catastrophes of $(51) million and $27 million, in the three-month periods ended June 30, 2006 and 2005, respectively. Such losses and premiums were $48 million and $198 million in the six-month periods ended June 30, 2006 and 2005, respectively.
Life Insurance & Retirement Services is comprised of two major groupings of products and services: insurance-oriented products and services and retirement savings products and services. Substantially all of the retirement savings products are reported in the VALIC, AIG Annuity and AIG SunAmerica sub-segment.
The following table summarizes AIG’s Life Insurance & Retirement Services operations by major internal reporting unit for the three and six-month periods ended June 30, 2006 and 2005:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
Life Insurance & Retirement Services
(in millions)	2006	2005	2006	2005

Revenues:
Foreign:
AIA, AIRCO and Nan Shan(a) (e)	$4,165	$3,858	$8,517	$7,924
ALICO, AIG Star Life and AIG Edison Life(b)	3,652	3,609	7,747	7,128
Philamlife and Other	153	127	277	257
Domestic:
AGLA and AG Life(c)	2,222	2,114	4,589	4,502
VALIC, AIG Annuity and AIG SunAmerica(d)	1,513	1,809	3,214	3,481

Total Life Insurance & Retirement Services	$11,705	$11,517	$24,344	$23,292

Operating Income:
Foreign:
AIA, AIRCO and Nan Shan(a) (e)	$736	$649	$1,436	$1,237
ALICO, AIG Star Life and AIG Edison Life(b)	955	798	1,913	1,394
Philamlife and Other	30	17	41	33
Domestic:
AGLA and AG Life(c)	235	240	601	706
VALIC, AIG Annuity and AIG SunAmerica(d)	346	620	866	1,135

Total Life Insurance & Retirement Services	$2,302	$2,324	$4,857	$4,505

(a)	Represents the operations of American International Assurance Company, Limited together with American International Assurance Company (Bermuda) Limited (AIA), American International Reinsurance Company, Ltd. (AIRCO), and Nan Shan Life Insurance Company, Ltd. (Nan Shan). Revenues and operating income include realized capital gains (losses) of $(15) million and $110 million for the three-month periods ended June 30, 2006 and 2005, respectively, and $198 million and $176 million for the six-month periods ended June 30, 2006 and 2005, respectively. The effects of FAS 133 and the application of FAS 52 included in realized capital gains (losses) are losses of $(131) million and gains of $50 million for the three-month periods ended June 30, 2006 and 2005, respectively, and gains of $112 million and $61 million for the six-month periods ended June 30, 2006 and 2005, respectively. Includes $44 million in additional allowances for losses recorded in the first quarter of 2006 from AIG Credit Card Company (Taiwan).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

2.	Segment Information (continued)

(b)	Represents the operations of American Life Insurance Company (ALICO), AIG Star Life Insurance Co., Ltd. (AIG Star Life), and AIG Edison Life Insurance Company (AIG Edison Life). Revenues and operating income include realized capital gains of $162 million and $11 million for the three-month periods ended June 30, 2006 and 2005, respectively, and gains of $311 million and losses of $(128) million for the six-month periods ended June 30, 2006 and 2005, respectively. The effects of FAS 133 and the application of FAS 52 included in realized capital gains (losses) are gains of $111 million and losses of $(78) million for the three-month periods ended June 30, 2006 and 2005, respectively, and gains of $157 million and losses of $(263) million for the six-month periods ended June 30, 2006 and 2005, respectively.

(c)	Includes the life operations of American General Life Insurance Company (AG Life), AIG Life Insurance Company and American International Life Assurance Company of New York. Also includes the operations of American General Life and Accident Insurance Company (AGLA). Revenues and operating income include realized capital losses of $(75) million and $(135) million for the three-month periods ended June 30, 2006 and 2005, respectively, and losses of $(67) million and $(63) million for the six-month periods ended June 30, 2006 and 2005, respectively. The effects of FAS 133 and the application of FAS 52 included in realized capital gains (losses) are gains of $29 million and losses of $(171) million for the three-month periods ended June 30, 2006 and 2005, respectively, and gains of $115 million and losses of $(66) million for the six-month periods ended June 30, 2006 and 2005, respectively.

(d)	“AIG SunAmerica” represents the annuity operations of AIG SunAmerica Life Assurance Company, as well as those of First SunAmerica Life Insurance Company and SunAmerica Life Insurance Company. Also includes the operations of The Variable Annuity Life Insurance Company (VALIC) and AIG Annuity Insurance Company (AIG Annuity). Revenues and operating income include realized capital losses of $(307) million and gains of $57 million for the three-month periods ended June 30, 2006 and 2005, respectively, and losses of $(509) million and $(22) million for the six-month periods ended June 30, 2006 and 2005, respectively. The effects of FAS 133 and the application of FAS 52 included in realized capital gains (losses) are losses of $(42) million and gains of $96 million for the three month periods ended June 30, 2006 and 2005, respectively, and losses of $(36) million and gains of $85 million for the six-month periods ended June 30, 2006 and 2005, respectively.

(e)	Includes the effect of an out of period adjustment related to the accounting for certain interests in unit investment trusts. For the three and six-month periods ended June 30, 2006 the effect was an increase of $221 million in revenues and $144 million in operating income.
The following table summarizes AIG’s Financial Services operations by major internal reporting unit for the three and six-month periods ended June 30, 2006 and 2005:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
Financial Services
(in millions)	2006	2005	2006	2005

Revenues(a):
Aircraft Finance(b)	$1,042	$891	$2,007	$1,718
Capital Markets(c)(d)	(788)	1,975	(1,088)	2,731
Consumer Finance(e)	939	891	1,863	1,724
Other	33	21	59	41

Total Financial Services	$1,226	$3,778	$2,841	$6,214

Operating income (loss)(a):
Aircraft Finance	$189	$124	$318	$311
Capital Markets(d)	(952)	1,836	(1,422)	2,456
Consumer Finance(f)	199	238	374	459
Other	16	16	23	33

Total Financial Services	$(548)	$2,214	$(707)	$3,259

(a)	Includes the effect of hedging activities that do not qualify for hedge accounting treatment under FAS 133, including the related foreign exchange gains and losses. For the three and six-month periods ended June 30, 2005, the effect was $(64) million and $(49) million, respectively, in operating income for Aircraft Finance. During 2006, Aircraft Finance’s derivative gains and losses are reported as part of the Other category and not reported in Aircraft Finance’s operating income. For the three-month periods ended June 30, 2006 and 2005, the effect was $(1.16) billion and $1.70 billion in both revenues and operating income, respectively, for Capital Markets. For the six-month periods ended June 30, 2006 and 2005, the effect was $(1.84) billion and $2.16 billion in both revenues and operating income, respectively, for Capital Markets. These amounts result primarily from interest rate and foreign currency derivatives which are hedging available for sale securities and borrowings.
(b)	Revenues are primarily from International Lease Finance Corporation (ILFC) aircraft lease rentals.
(c)	Revenues, shown net of interest expense, are primarily from hedged financial positions entered into in connection with counterparty transactions and the effect of hedging activities that do not qualify for hedge accounting treatment under FAS 133 described in (a) above.
(d)	Certain transactions entered into by AIGFP generate tax credits and benefits which are included in income taxes in the consolidated statement of income. The amount of such tax credits and benefits for the three-month periods ended June 30, 2006 and 2005 are $8 million and $21 million, respectively. The amount of such tax credits and benefits for the six-month periods ended June 30, 2006 and 2005 are $26 million and $40 million, respectively.
(e)	Revenues are primarily finance charges.

(f)	Includes $44 million in additional allowances for losses recorded in the first quarter of 2006 from AIG Credit Card Company (Taiwan).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

2.	Segment Information (continued)
The following table summarizes AIG’s Asset Management revenues and operating income for the three and six-month periods ended June 30, 2006 and 2005:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
Asset Management
(in millions)	2006	2005	2006	2005

Revenues:
Guaranteed Investment Contracts	$850	$903	$1,672	$1,799
Institutional Asset Management	619	178	898	497
Brokerage Services and Mutual Funds	73	62	146	125
Other	79	76	144	175

Total Asset Management	$1,621	$1,219	$2,860	$2,596

Operating income:
Guaranteed Investment Contracts(a)	$242	$326	$460	$645
Institutional Asset Management(b)(c)	473	108	632	269
Brokerage Services and Mutual Funds	21	17	44	30
Other	75	73	136	170

Total Asset Management	$811	$524	$1,272	$1,114

(a)	Includes the effect of hedging activities that do not qualify for hedge accounting treatment under FAS 133, including the related foreign exchange gains and losses. For the three and six-month periods ended June 30, 2005, the effect was $47 million and $109 million, respectively, in operating income. During 2006, these derivative gains and losses are reported as part of the Other category, and not reported in Asset Management operating income.
(b)	Includes the full results of certain AIG managed private equity and real estate funds that are consolidated pursuant to FIN 46(R), “Consolidation of Variable Interest Entities”. Also includes $183 million and $37 million for the three-month periods ended June 30, 2006 and 2005, respectively, and $210 million and $112 million for the six-month periods ended June 30, 2006 and 2005, respectively, of third-party limited partner earnings offset in minority interest expense, which is not a component of operating income.

(c)	Includes the full results of certain AIG managed partnerships that are consolidated effective January 1, 2006 pursuant to EITF 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” For the three and six-month periods ended June 30, 2006, operating income includes $87 million and $156 million, respectively, of third-party limited partner earnings offset in minority interest expense, which is not a component of operating income.

3.	Earnings Per Share
Earnings per share of AIG are based on the weighted average number of common shares outstanding during the period. See also Note 10 herein.
Computation of Earnings Per Share (EPS):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

(in millions, except per share data)	2006	2005	2006	2005

Numerator for earnings per share:
Income before cumulative effect of an accounting change	$3,190	$4,489	$6,351	$8,288
Cumulative effect of an accounting change, net of tax	–	–	34	–

Net income applicable to common stock for basic EPS	$3,190	$4,489	$6,385	$8,288
Interest on contingently convertible bonds, net of tax (a)	3	2	6	5

Net income applicable to common stock for diluted EPS	$3,193	$4,491	$6,391	$8,293
Cumulative effect of an accounting change, net of tax	–	–	34	–

Income before cumulative effect of an accounting change applicable to common stock for diluted EPS	$3,193	$4,491	$6,357	$8,293

Denominator for earnings per share:
Weighted-average shares outstanding used in the computation of EPS:
Common stock issued	2,752	2,752	2,752	2,752
Common stock in treasury	(153)	(156)	(153)	(156)
Deferred shares	7	–	7	–

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

3.	Earnings Per Share (continued)

	Three Months		Six Months
	Ended June 30,		Ended June 30,

(in millions, except per share data)	2006	2005	2006	2005

Weighted-average shares outstanding — basic	2,606	2,596	2,606	2,596
Incremental shares from potential common stock:
Weighted-average number of shares arising from outstanding employee stock plans (treasury stock method)(b)	10	18	9	18
Contingently convertible bonds(a)	9	9	9	9

Weighted-adjusted average shares outstanding — diluted (b)	2,625	2,623	2,624	2,623

Earnings per share:
Basic:
Income before cumulative effect of an accounting change	$1.23	$1.73	$2.44	$3.19
Cumulative effect of an accounting change, net of tax	–	–	0.01	–

Net Income	$1.23	$1.73	$2.45	$3.19

Diluted:
Income before cumulative effect of an accounting change	$1.21	$1.71	$2.42	$3.16
Cumulative effect on an accounting change, net of tax	–	–	0.01	–

Net income	$1.21	$1.71	$2.43	$3.16

(a)	Assumes conversion of contingently convertible bonds due to the adoption of EITF Issue No. 04-8 “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share.”
(b)	Certain share equivalents arising from employee stock plans were not included in the computation of diluted earnings per share where the exercise price of the options exceeded the average market price and would have been antidilutive. The number of share equivalents excluded were 15 million and 23 million for the first six months of 2006 and 2005, respectively.
     From time to time, AIG may buy shares of its common stock in the open market for general corporate purposes, including to satisfy its obligations under various employee benefit plans. At June 30, 2006 and December 31, 2005, an additional 36,542,700 shares could be purchased under the then current authorization by AIG’s Board of Directors. Although AIG has authorization to purchase additional shares, AIG has not repurchased shares in 2006. During the six months ended June 30, 2005, AIG purchased in the open market 2,477,100 shares of its common stock.

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
     Compensation expense with respect to the SICO Plans aggregated $14 million and $60 million for the three-month periods ended June 30, 2006 and 2005, respectively, and $90 million and $67 million for the six-month periods ended June 30, 2006 and 2005, respectively. Compensation expense in the first quarter of 2006 included various out of period

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

4.	Benefits Provided by Starr International Company, Inc. (continued)
adjustments totaling $61 million, primarily relating to stock-splits and other miscellaneous items. See also Note 10 herein.
     In January 2006, C.V. Starr & Co., Inc. (Starr) completed its tender offer to purchase Starr interests from AIG employees. In conjunction with AIG’s adoption of FAS 123R, Starr is considered to be an “economic interest holder” in AIG. As a result, compensation expense of $54 million recorded in the first quarter with respect to the Starr offer, was included in the first six months of 2006.
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

5.	Ownership and Transactions With Related Parties
(a) Ownership: According to the Schedule 13D filed on May 26, 2006 by Starr, SICO, Edward E. Matthews, Maurice R. Greenberg, the Maurice R. and Corinne P. Greenberg Family Foundation, Inc., the Universal Foundation, Inc. and the Maurice R. and Corinne P. Greenberg Joint Tenancy Company, LLC, these reporting persons may be deemed to beneficially own 393,157,543 shares of common stock. Based on the shares of common stock outstanding as of July 31, 2006, this ownership represents approximately 15 percent of the voting stock of AIG.
     (b) Transactions with Related Parties: In the ordinary course of business during the first six months of 2006, AIG and its subsidiaries paid commissions to Starr and its subsidiaries for the production and management of insurance business. As of July 25, 2006, none of the Starr agencies serve as agents for AIG companies. There were no significant receivables from/payables to related parties at June 30, 2006.

6.	Commitments and Contingent Liabilities
In the normal course of business, various commitments and contingent liabilities are entered into by AIG and certain of its subsidiaries. In addition, AIG guarantees various obligations of certain subsidiaries.
     (a) AIG and certain of its subsidiaries become parties to derivative financial instruments with market risk resulting from both dealer and end user activities and to reduce currency, interest rate, equity and commodity exposures. These instruments are carried at their estimated fair values in the consolidated balance sheet. The vast majority of AIG’s derivative activity is transacted by AIGFP. (See also Note 20 of Notes to Consolidated Financial Statements in AIG’s 2005 Annual Report on Form 10-K/A.)
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
     (c) At June 30, 2006, ILFC had committed to purchase 266 new aircraft deliverable from 2006 through 2015 at an estimated aggregate purchase price of $18.9 billion and had options to purchase 13 new aircraft at an estimated aggregate purchase price of $1.4 billion. ILFC will be required to find customers for any aircraft acquired, and it must arrange financing for portions of the purchase price of such equipment.
     (d) AIG and its subsidiaries, in common with the insurance industry in general, are subject to litigation, including claims for punitive damages, in the normal course of their business. The trend of increasing jury awards and settlements makes it difficult to assess the ultimate outcome of such litigation.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
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
     (h) On December 30, 2004, an arbitration panel issued its ruling in connection with a 1998 workers compensation quota share reinsurance agreement under which Superior National Insurance Company, among others, was reinsured by The United States Life Insurance Company in the City of New York (USLIFE), a subsidiary of American General Corporation. In its 2-1 ruling the arbitration panel refused to rescind the contract as requested by USLIFE. Instead, the panel reformed the contract to reduce USLIFE’s participation by ten percent. USLIFE is pursuing certain reinsurance recoverables in connection with the contract. Further, the arbitration ruling established a second phase of arbitration for USLIFE to present its challenges to certain cessions to the contract. AIG holds a reserve of approximately $374 million related to this matter as of June 30, 2006.
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
     As a result of these settlements, AIG made payments or placed amounts in escrow in the first six months of 2006 totaling approximately $1.64 billion, $225 million of which represented fines and penalties. Amounts held in escrow totaling $685 million, including interest thereon, are included in other assets and other liabilities at June 30, 2006. A substantial portion of the money will be available to resolve claims asserted in various regulatory and civil proceedings, including shareholder lawsuits.
     Also, as part of the settlements, AIG has agreed to retain for a period of three years an independent consultant who will conduct a review that will include the adequacy of AIG’s internal control over financial reporting and the remediation plan that AIG has implemented as a result of its own internal review.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
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
     On November 29, 2005, the AIG defendants, along with other insurer defendants and the broker defendants filed motions to dismiss both the Commercial and Employee Benefits Complaints. Plaintiffs have filed a motion for class certification in the consolidated action, in response to which defendants have filed an opposition. On April 4, 2006, a complaint against AIG and several of its subsidiaries was filed in the United States District Court for the Northern District of Georgia alleging claims similar to what was alleged in the consolidated complaint. A conditional transfer order was issued on May 31, 2006. In addition, complaints were filed against AIG and several of its subsidiaries in Massachusetts and Florida state courts, which have both been stayed. In the Florida action, the plaintiff has filed a petition for a writ of certiorari with the District Court of Appeals of the State of Florida, Fourth District with respect to the stay order. On February 9, 2006, a complaint against AIG and several of its subsidiaries was filed in Texas state court, making claims similar to those in the federal cases above. On April 17, 2006, the AIG defendants moved to stay this action pending resolution of the consolidated action.
     In April and May 2005, amended complaints were filed in the consolidated derivative and securities cases, as well as in one of the ERISA lawsuits, pending in the Southern District of New York adding allegations concerning AIG’s accounting treatment for non-traditional insurance products.
     In September 2005, a second amended complaint was filed in the consolidated securities cases adding allegations concerning AIG’s first restatement of its financial statements described in the 2005 Annual Report on Form 10-K (the “First Restatement”), and a new securities action complaint was filed in the Southern District of New York, asserting claims premised on the same allegations made in the consolidated cases. In April 2006, motions to dismiss were denied in the securities actions. AIG filed answers in both securities actions in June 2006, as did other defendants.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

6.	Commitments and Contingent Liabilities (continued)
Board of Directors has appointed a special committee of independent directors to review the matters asserted in the derivative complaints. The courts have approved agreements staying the derivative cases pending in the Southern District of New York and in Delaware Chancery Court while the special committee of independent directors performs its work. In September 2005, a shareholder filed suit in Delaware Chancery Court seeking documents relating to some of the allegations made in the derivative suits. The court approved a stipulation dismissing that action on May 15, 2006.
     On June 20, 2006, SICO filed suit in Delaware Chancery Court seeking the inspection of certain books and records of AIG.
     In late 2002, a derivative action was filed in Delaware Chancery Court in connection with AIG’s transactions with certain entities affiliated with Starr and SICO. In May 2005, the plaintiff filed an amended complaint which adds additional claims premised on allegations relating to insurance brokerage practices and AIG’s non-traditional insurance products. On February 16, 2006, the Delaware Chancery Court entered an order dismissing the litigation with prejudice with respect to AIG’s outside directors and dismissing the claims against the remaining AIG defendants without prejudice. In response to an order, dated July 5, 2006, dismissing certain of its claims, the plaintiff filed a second amended complaint on July 21, 2006, which adds additional claims against Starr.
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
     (l) AIG generates income tax credits as a result of investing in synthetic fuel production. Tax credits generated from the production and sale of synthetic fuel under the Internal Revenue Code are subject to an annual phase-out provision that is based on the average wellhead price of domestic crude oil. The price range within which the tax credits are phased-out was originally established in 1980 and is adjusted annually for inflation. Depending on the price of domestic crude oil for a particular year, all or a portion of the tax credits generated in that year might be eliminated. Tax credits reflected in the income tax provision for the first six months of 2006 have been reduced to reflect an estimated phase-out of the tax credits from 2006 synthetic fuel production based on the observed price of domestic crude oil. Since the phase-out of tax credits from 2006 synthetic fuel production will depend on the average wellhead price of domestic crude oil for the entire 2006 calendar year, it is not possible to determine the extent to which the 2006 tax credits actually will be phased-out. As a result, the actual level of tax credits from 2006 synthetic fuel production may be higher or lower than the current estimate. AIG evaluates the production levels of its synthetic fuel production facilities in light of the risk of phase-out of the associated tax credits. As a result of the current high domestic crude oil prices, AIG has determined to reduce its production levels for the month of August 2006 and intends to continue to evaluate and possibly adjust production levels in light of this risk for the remainder of 2006. Regardless of oil prices, the tax credits expire after 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

7.	Employee Benefits
The following table presents the components of the net periodic benefit costs with respect to pensions and other benefits for the three and six-month periods ended June 30, 2006 and 2005:

	Pensions			Postretirement

	Non-U.S.	U.S.		Non-U.S.	U.S.
(in millions)	Plans	Plans	Total	Plans	Plans	Total

Three Months Ended June 30, 2006
Components of net period benefit cost:
Service cost	$18	$31	$49	$1	$2	$3
Interest cost	8	41	49	–	2	2
Expected return on assets	(7)	(49)	(56)	–	–	–
Amortization of prior service cost	(2)	–	(2)	–	(1)	(1)
Recognized actuarial loss	4	19	23	–	–	–

Net period benefit cost	$21	$42	$63	$1	$3	$4

Three Months Ended June 30, 2005
Components of net period benefit cost:
Service cost	$19	$26	$45	$1	$2	$3
Interest cost	8	37	45	–	4	4
Expected return on assets	(5)	(41)	(46)	–	–	–
Amortization of prior service cost	(3)	–	(3)	–	(2)	(2)
FAS 88 loss due to settlements	1	–	1	–	–	–
Recognized actuarial loss	6	16	22	–	1	1

Net period benefit cost	$26	$38	$64	$1	$5	$6

Six Months Ended June 30, 2006
Components of net period benefit cost:
Service cost	$37	$62	$99	$2	$3	$5
Interest cost	17	81	98	1	5	6
Expected return on assets	(14)	(97)	(111)	–	–	–
Amortization of prior service cost	(4)	(1)	(5)	–	(3)	(3)
Recognized actuarial loss	8	38	46	–	–	–

Net period benefit cost	$44	$83	$127	$3	$5	$8

Six Months Ended June 30, 2005
Components of net period benefit cost:
Service cost	$37	$52	$89	$2	$3	$5
Interest cost	16	74	90	1	7	8
Expected return on assets	(11)	(82)	(93)	–	–	–
Amortization of prior service cost	(5)	(2)	(7)	–	(3)	(3)
FAS 88 loss due to settlements	3	–	3	–	–	–
Amortization of transition liability	1	–	1	–	–	–
Recognized actuarial loss	11	33	44	–	1	1

Net period benefit cost	$52	$75	$127	$3	$8	$11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

8.	Recent Accounting Standards
Accounting Changes
At the March 2004 meeting, the Emerging Issue Task Force (EITF) reached a consensus with respect to Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” On September 30, 2004, the FASB issued FASB Staff Position (FSP) EITF No. 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” delaying the effective date of this guidance until the FASB has resolved certain implementation issues with respect to this guidance, but the disclosures remain effective. This FSP, retitled FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” replaces the measurement and recognition guidance set forth in Issue No. 03-1 and codifies certain existing guidance on impairment and accretion of income. AIG’s adoption of FSP FAS 115-1 on January 1, 2006 did not have a material effect on AIG’s consolidated financial condition or results of operations.
     In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (FAS 123R). FAS 123R and its related interpretive guidance replaces FAS No. 123, “Accounting for Stock-Based Compensation” (FAS 123), supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and amends FAS 95, “Statement of Cash Flows.” FAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. On January 1, 2003, AIG adopted the recognition provisions of FAS 123. See also Note 10 herein. AIG adopted the provisions of the revised FAS 123R and its related interpretive guidance on January 1, 2006.
     For its service-based awards under the 1999 Stock Option Plan, 2002 Stock Incentive Plan and 1996 Employee Stock Purchase Plan, AIG recognizes compensation on a straight-line basis over the scheduled vesting period. Unrecognized unvested compensation expense for stock option awards granted under APB 25 (i.e., before January 1, 2003) will be recognized from January 1, 2006 to the vesting date. However, for the SICO Plans, the AIG Deferred Compensation Profit Participant Plan and the AIG Partners Plan, which contain both performance and service conditions, AIG recognizes compensation utilizing a graded vesting expense attribution method. The effect of this approach is to recognize compensation cost over the requisite service period for each separately vesting tranche of the award.
     AIG’s share-based plans generally provide for accelerated vesting after the participant turns 65 and retires. For awards granted after January 1, 2006, compensation expense is recognized ratably from the date of grant through the shorter of age 65 or the vesting period. The effect of this change is not material to AIG’s consolidated financial position or results of operations. Awards granted prior to January 1, 2006 will continue to be recognized over the vesting period with accelerated expense recognition upon an actual retirement. SICO compensation expense for participants retiring after age 65 had been reflected in prior years’ results consistent with vested status under the SICO Plans.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

8.	Recent Accounting Standards (continued)
     On June 29, 2005, the FASB issued Statement 133 Implementation Issue No. B39, “Application of Paragraph 13(b) to Call Options That Are Exercisable Only by the Debtor.” The conditions in FAS 133 paragraph 13(b) do not apply to an embedded call option in a hybrid instrument containing a debt host contract if the right to accelerate the settlement of the debt can be exercised only by the debtor (issuer/borrower). This guidance does not apply to other embedded derivative features that may be present in the same hybrid instrument. The effective date of the implementation guidance is January 1, 2006. The adoption of this guidance did not have a material effect on AIG’s consolidated financial condition or results of operations.
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
     AIG elected to early adopt FAS 155 as of January 1, 2006, and apply FAS 155 fair value measurement to certain structured note liabilities and structured investments in AIG’s available for sale portfolio that existed at December 31, 2005. The effect of this adoption resulted in an $11 million after-tax ($18 million pre-tax) decrease to opening retained earnings as of January 1, 2006, representing the difference between the fair value of these hybrid financial instruments and the prior carrying value as of December 31, 2005. The effect of adoption on after-tax gross gains and losses was $218 million ($336 million pre-tax) and $229 million ($354 million pre-tax), respectively.
     In connection with AIG’s early adoption of FAS 155, structured note liabilities of $6.7 billion, other structured liabilities in conjunction with equity derivative transactions of $138 million, and hybrid financial instruments of $495 million at June 30, 2006 are now carried at fair value. The effect on earnings for the three and six-month periods ended June 30, 2006, for changes in the fair value of hybrid financial instruments, was a pre-tax loss of $153 million and $123 million, respectively, and is reflected in income.
     On March 27, 2006, the FASB issued FSP FTB 85-4-1, “Accounting for Life Settlement Contracts by Third-Party Investors” (FSP 85-4-1), an amendment of FTB 85-4, “Accounting for Purchases of Life Insurance.” Life settlements are designed to assist life insurance policyholders in monetizing the existing value of life insurance policies. FSP 85-4-1 allows AIG to measure life settlement contracts using either the investment method or fair value method. The election is made on an instrument-by-instrument basis and is irrevocable. AIG elected to early adopt FSP 85-4-1 as of January 1, 2006 using the investment method for pre-existing investments held at December 31, 2005. The effect of this adoption resulted in a $319 million after tax ($487 million pre-tax) increase to opening retained earnings.
     On June 29, 2006, AIG restructured its ownership of life settlement contracts with no effect on the economic substance of these investments. At the same time, AIG paid $610 million to its former co-investors to acquire all the remaining interests in life settlement contracts held in previously non-consolidated trusts.
     At June 30, 2006, the carrying value of AIG’s life settlement contracts was $1.20 billion, and is included in Other invested assets on the consolidated balance sheet. These investments are monitored for impairment on a contract by contract basis quarterly. During the three month period ended June 30, 2006, income recognized on life settlement contracts previously held in non-consolidated trusts was $5 million, and is included in net investment income on the consolidated statement of income. Such income totaled $13 million for the six month period then ended. Further information regarding life settlement contracts as of June 30, 2006 is as follows:

(dollars in millions)

Remaining Life
Expectancy	Number of	Carrying	Face Value
of Insureds	Contracts	Value	(Death Benefits)

0 – 1 year	2	$3	$4
1 – 2 years	20	12	15
2 – 3 years	83	69	111
3 – 4 years	132	115	208
4 – 5 years	136	72	154
Thereafter	1,501	925	3,454

Total	1,874	$1,196	$3,946

     As of June 30, 2006, the anticipated life insurance premiums required to keep the life settlement contracts in force, payable in the ensuing twelve months ending June 30, 2007, and the four succeeding years ending June 30, 2011 are $80 million, $83 million, $88 million, $89 million, and $89 million, respectively.
Future Application of Accounting Standards
     On September 19, 2005, the FASB issued Statement of Position 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts” (SOP 05-1). SOP 05-1 provides guidance on accounting for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in FASB Statement No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments.” The SOP defines an internal replacement as a modification in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

 8. Recent Accounting Standards (continued)
product benefits, features, rights, or coverage that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. The effective date of the implementation guidance is January 1, 2007. AIG is currently assessing the effect of implementing this guidance.
     On April 13, 2006, the FASB issued FSP FIN 46(R)-6, “Determining the Variability to be Considered in Applying FASB Interpretation No. 46(R)” (FIN 46(R)-6 or FSP). The FSP affects the identification of which entities are variable interest entities through a “by design” approach in identifying and measuring the variable interests of the variable interest entity and its primary beneficiary. The requirements are effective beginning in the third quarter of 2006 and are to be applied to all new variable interest entities with which AIG becomes involved. The new requirements need not be applied to entities that have previously been analyzed under FIN 46(R) unless a reconsideration event occurs. The adoption of this guidance is not expected to have a material effect on AIG’s consolidated financial condition or results of operations.
     On July 13, 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and additional disclosures. The effective date of this implementation guidance is January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. AIG is currently assessing the effect of implementing this guidance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
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
American General Corporation, as issuer:
Condensed Consolidating Balance Sheet

	American
	International
June 30, 2006	Group, Inc.		Other		Consolidated
(in millions)	Guarantor	AGC	Subsidiaries	Eliminations	AIG

Assets:
Invested assets	$3,151	$–	$722,978	$(16,091)	$710,038
Cash	53	–	2,087	–	2,140
Carrying value of subsidiaries and partially owned companies, at equity	95,249	25,747	14,784	(134,405)	1,375
Other assets	3,788	2,607	183,147	(2,425)	187,117

Total assets	$102,241	$28,354	$922,996	$(152,921)	$900,670

Liabilities:
Insurance liabilities	$355	$–	$480,098	$(64)	$480,389
Debt	9,190	2,096	129,383	(14,572)	126,097
Other liabilities	4,987	3,841	201,413	(3,959)	206,282

Total liabilities	14,532	5,937	810,894	(18,595)	812,768

Preferred shareholders’ equity in subsidiary companies	–	–	193	–	193
Total shareholders’ equity	87,709	22,417	111,909	(134,326)	87,709

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$102,241	$28,354	$922,996	$(152,921)	$900,670

	American
	International
December 31, 2005	Group, Inc.		Other		Consolidated
(in millions)	Guarantor	AGC	Subsidiaries	Eliminations	AIG

Assets:
Invested assets	$1,392	$–	$691,349	$(13,696)	$679,045
Cash	190	–	1,707	–	1,897
Carrying value of subsidiaries and partially owned companies, at equity	90,723	27,027	15,577	(132,169)	1,158
Other assets	2,768	2,577	166,933	(1,327)	170,951

Total assets	$95,073	$29,604	$875,566	$(147,192)	$853,051

Liabilities:
Insurance liabilities	$408	$–	$460,271	$(56)	$460,623
Debt	4,607	2,087	115,212	(12,057)	109,849
Other liabilities	3,741	4,110	191,279	(3,054)	196,076

Total liabilities	8,756	6,197	766,762	(15,167)	766,548

Preferred shareholders’ equity in subsidiary companies	–	–	186	–	186
Total shareholders’ equity	86,317	23,407	108,618	(132,025)	86,317

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$95,073	$29,604	$875,566	$(147,192)	$853,051

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

9.	Information Provided in Connection with Outstanding Debt (continued)
Condensed Consolidating Statement of Income

	American
	International
Three Months Ended June 30, 2006	Group, Inc.		Other		Consolidated
(in millions)	Guarantor	AGC	Subsidiaries	Eliminations	AIG

Operating income (loss)	$(436)	$(48)	$5,725	$–	$5,241
Equity in undistributed net income of consolidated subsidiaries	3,507	309	–	(3,816)	–
Dividend income from consolidated subsidiaries	380	154	–	(534)	–
Income taxes (benefits)	261	(17)	1,444	–	1,688
Minority interest	–	–	(363)	–	(363)

Net income (loss)	$3,190	$432	$3,918	$(4,350)	$3,190

	American
	International
Three Months Ended June 30, 2005	Group, Inc.		Other		Consolidated
(in millions)	Guarantor	AGC	Subsidiaries	Eliminations	AIG

Operating income (loss)	$150	$(40)	$6,591	$–	$6,701
Equity in undistributed net income of consolidated subsidiaries	3,784	590	–	(4,374)	–
Dividend income from consolidated subsidiaries	657	–	–	(657)	–
Income taxes (benefits)	102	(14)	1,995	–	2,083
Minority interest	–	–	(129)	–	(129)

Net income (loss)	$4,489	$564	$4,467	$(5,031)	$4,489

	American
	International
Six Months Ended June 30, 2006	Group, Inc.		Other
(in millions)	Guarantor	AGC	Subsidiaries	Eliminations	Consolidated
					AIG

Operating income (loss)	$(722)	$(86)	$10,842	$–	$10,034
Equity in undistributed net income of consolidated subsidiaries	6,767	668	–	(7,435)	–
Dividend income from consolidated subsidiaries	567	458	–	(1,025)	–
Income taxes (benefits)	261	(30)	2,892	–	3,123
Minority interest	–	–	(560)	–	(560)
Cumulative effect of an accounting change, net of tax	34	–	–	–	34

Net income (loss)	$6,385	$1,070	$7,390	$(8,460)	$6,385

	American
	International
Six Months Ended June 30, 2005	Group, Inc.	AGC	Other		Consolidated
(in millions)	Guarantor	Issuer	Subsidiaries	Eliminations	AIG

Operating income (loss)	$140	$(76)	$12,286	$–	$12,350
Equity in undistributed net income of consolidated subsidiaries	7,430	1,291	–	(8,721)	–
Dividend income from consolidated subsidiaries	928	–	–	(928)	–
Income taxes (benefits)	210	(26)	3,605	–	3,789
Minority interest	–	–	(273)	–	(273)

Net income (loss)	$8,288	$1,241	$8,408	$(9,649)	$8,288

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

9.	Information Provided in Connection with Outstanding Debt (continued)
Condensed Consolidating Statements of Cash Flow

	American
	International
Six Months Ended June 30, 2006	Group, Inc.		Other	Consolidated
(in millions)	Guarantor	AGC	Subsidiaries	AIG

Net cash provided by operating activities	$(1,106)	$112	$7,972	$6,978

Cash flows from investing:
Invested assets disposed	–	–	77,673	77,673
Invested assets acquired	(1,577)	–	(115,405)	(116,982)
Other	(2,629)	(17)	1,907	(739)

Net cash used in investing activities	(4,206)	(17)	(35,825)	(40,048)

Cash flows from financing activities:
Change in debts	5,733	–	11,361	17,094
Other	(557)	(95)	15,801	15,149

Net cash (used in) provided by financing activities	5,176	(95)	27,162	32,243

Effect of exchange rate changes on cash	(1)	–	1,071	1,070

Change in cash	(137)	–	380	243
Cash at beginning of period	190	–	1,707	1,897

Cash at end of period	$53	$–	$2,087	$2,140

	American
	International
Six Months Ended June 30, 2005	Group, Inc.		Other	Consolidated
(in millions)	Guarantor	AGC	Subsidiaries	AIG

Net cash provided by operating activities	$721	$642	$12,326	$13,689

Cash flows from investing:
Invested assets disposed	158	–	96,203	96,361
Invested assets acquired	–	–	(131,191)	(131,191)
Other	(173)	(270)	43	(400)

Net cash used in investing activities	(15)	(270)	(34,945)	(35,230)

Cash flows from financing activities:
Change in debts	(35)	(299)	7,127	6,793
Other	(657)	(73)	16,034	15,304

Net cash (used in) provided by financing activities	(692)	(372)	23,161	22,097

Effect of exchange rate changes on cash	40	–	(867)	(827)

Change in cash	54	–	(325)	(271)
Cash at beginning of period	17	–	1,992	2,009

Cash at end of period	$71	$–	$1,667	$1,738

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

9.	Information Provided in Connection with Outstanding Debt (continued)
(b) AIG Liquidity Corp. is a wholly owned subsidiary of AIG. AIG provides a full and unconditional guarantee of all obligations of AIG Liquidity Corp., which commenced operations in 2003.
AIG Liquidity Corp., as issuer:
Condensed Consolidating Balance Sheet

	American
	International	AIG
June 30, 2006	Group, Inc.	Liquidity		Other		Consolidated
(in millions)	Guarantor	Corp.		Subsidiaries	Eliminations	AIG

Assets:
Invested assets	$3,151	$	*	$722,978	$(16,091)	$710,038
Cash	53		*	2,087	–	2,140
Carrying value of subsidiaries and partially owned companies, at equity	95,249		–	40,531	(134,405)	1,375
Other assets	3,788		*	185,754	(2,425)	187,117

Total assets	$102,241	$	*	$951,350	$(152,921)	$900,670

Liabilities:
Insurance liabilities	$355		$–	$480,098	$(64)	$480,389
Debt	9,190		*	131,479	(14,572)	126,097
Other liabilities	4,987		*	205,254	(3,959)	206,282

Total liabilities	14,532		*	816,831	(18,595)	812,768

Preferred shareholders’ equity in subsidiary companies	–		–	193	–	193
Total shareholders’ equity	87,709		*	134,326	(134,326)	87,709

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$102,241	$	*	$951,350	$(152,921)	$900,670

*	Amounts significantly less than $1 million.

	American
	International	AIG
December 31, 2005	Group, Inc.	Liquidity		Other		Consolidated
(in millions)	Guarantor	Corp.		Subsidiaries	Eliminations	AIG

Assets:
Invested assets	$1,392	$	*	$691,349	$(13,696)	$679,045
Cash	190		*	1,707	–	1,897
Carrying value of subsidiaries and partially owned companies, at equity	90,723		–	42,604	(132,169)	1,158
Other assets	2,768		*	169,510	(1,327)	170,951

Total assets	$95,073	$	*	$905,170	$(147,192)	$853,051

Liabilities:
Insurance liabilities	$408		$–	$460,271	$(56)	$460,623
Debt	4,607		*	117,299	(12,057)	109,849
Other liabilities	3,741		*	195,389	(3,054)	196,076

Total liabilities	8,756		*	772,959	(15,167)	766,548

Preferred shareholders’ equity in subsidiary companies	–		–	186	–	186
Total shareholders’ equity	86,317		*	132,025	(132,025)	86,317

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$95,073	$	*	$905,170	$(147,192)	$853,051

*	Amounts significantly less than $1 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

9.	Information Provided in Connection with Outstanding Debt (continued)
Condensed Consolidating Statement of Income

	American
	International	AIG
Three Months Ended June 30, 2006	Group, Inc.	Liquidity	Other		Consolidated
(in millions)	Guarantor	Corp.	Subsidiaries	Eliminations	AIG

Operating income (loss)	$(436)	$ *	$5,677	$–	$5,241
Equity in undistributed net income of consolidated subsidiaries	3,507	–	309	(3,816)	–
Dividend income from consolidated subsidiaries	380	–	154	(534)	–
Income taxes	261	*	1,427	–	1,688
Minority interest	–	–	(363)	–	(363)

Net income (loss)	$3,190	$ *	$4,350	$(4,350)	$3,190

*	Amounts significantly less than $1 million.

	American
	International	AIG
Three Months Ended June 30, 2005	Group, Inc.	Liquidity	Other		Consolidated
(in millions)	Guarantor	Corp.	Subsidiaries	Eliminations	AIG

Operating income	$150	$ *	$6,551	$–	$6,701
Equity in undistributed net income of consolidated subsidiaries	3,784	–	590	(4,374)	–
Dividend income from consolidated subsidiaries	657	–	–	(657)	–
Income taxes	102	*	1,981	–	2,083
Minority interest	–	–	(129)	–	(129)

Net income (loss)	$4,489	$ *	$5,031	$(5,031)	$4,489

*	Amounts significantly less than $1 million.

	American
	International	AIG
Six Months Ended June 30, 2006	Group, Inc.	Liquidity	Other		Consolidated
(in millions)	Guarantor	Corp.	Subsidiaries	Eliminations	AIG

Operating income (loss)	$(722)	$ *	$10,756	$–	$10,034
Equity in undistributed net income of consolidated subsidiaries	6,767	–	668	(7,435)	–
Dividend income from consolidated subsidiaries	567	–	458	(1,025)	–
Income taxes	261	*	2,862	–	3,123
Minority interest	–	–	(560)	–	(560)
Cumulative effect of an accounting change, net of tax	34	–	–	–	34

Net income (loss)	$6,385	$ *	$8,460	$(8,460)	$6,385

*	Amounts significantly less than $1 million.

	American
	International	AIG
Six Months Ended June 30, 2005	Group, Inc.	Liquidity	Other		Consolidated
(in millions)	Guarantor	Corp.	Subsidiaries	Eliminations	AIG

Operating income	$140	$ *	$12,210	$–	$12,350
Equity in undistributed net income of consolidated subsidiaries	7,430	–	1,291	(8,721)	–
Dividend income from consolidated subsidiaries	928	–	–	(928)	–
Income taxes	210	*	3,579	–	3,789
Minority interest	–	–	(273)	–	(273)

Net income (loss)	$8,288	$ *	$9,649	$(9,649)	$8,288

*	Amounts significantly less than $1 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

9.	Information Provided in Connection with Outstanding Debt (continued)
Condensed Consolidating Statements of Cash Flow

	American
	International	AIG
Six Months Ended June 30, 2006	Group, Inc.	Liquidity	Other	Consolidated
(in millions)	Guarantor	Corp.	Subsidiaries	AIG

Net cash provided by operating activities	$(1,106)	$ *	$8,084	$6,978

Cash flows from investing:
Invested assets disposed	–	–	77,673	77,673
Invested assets acquired	(1,577)	–	(115,405)	(116,982)
Other	(2,629)	*	1,890	(739)

Net cash used in investing activities	(4,206)	*	(35,842)	(40,048)

Cash flows from financing activities:
Change in debts	5,733	–	11,361	17,094
Other	(557)	*	15,706	15,149

Net cash (used in) provided by financing activities	5,176	*	27,067	32,243

Effect of exchange rate changes on cash	(1)	–	1,071	1,070

Change in cash	(137)	*	380	243
Cash at beginning of period	190	–	1,707	1,897

Cash at end of period	$53	$ *	$2,087	$2,140

*	Amounts significantly less than $1 million.

	American
	International	AIG
Six Months Ended June 30, 2005	Group, Inc.	Liquidity	Other	Consolidated
(in millions)	Guarantor	Corp.	Subsidiaries	AIG

Net cash (used in) provided by operating activities	$721	$ *	$12,968	$13,689

Cash flows from investing:
Invested assets disposed	158	–	96,203	96,361
Invested assets acquired	–	–	(131,191)	(131,191)
Other	(173)	*	(227)	(400)

Net cash used in investing activities	(15)	*	(35,215)	(35,230)

Cash flows from financing activities:
Change in debts	(35)	–	6,828	6,793
Other	(657)	*	15,961	15,304

Net cash (used in) provided by financing activities	(692)	*	22,789	22,097

Effect of exchange rate changes on cash	40	–	(867)	(827)

Change in cash	54	*	(325)	(271)
Cash at beginning of period	17	–	1,992	2,009

Cash at end of period	$71	$ *	$1,667	$1,738

*	Amounts significantly less than $1 million.

10.	Stock Compensation Plans
At June 30, 2006, AIG employees could be awarded compensation pursuant to six different stock-based compensation plan arrangements: (i) AIG 1999 Stock Option Plan, as amended (1999 Plan); (ii) AIG 1996 Employee Stock Purchase Plan, as amended (the 1996 Plan); (iii) AIG 2002 Stock Incentive Plan, as amended (2002 Plan) under which AIG has issued only restricted stock units (RSUs) and performance restricted stock units (Performance RSUs); (iv) SICO’s Deferred Compensation Profit Participation Plans (SICO Plans); (v) AIG’s 2005-2006 Deferred Compensation Profit Participation Plan (AIG DCPPP) and (vi) the AIG Partners Plan. The AIG DCPPP was adopted as a replacement for the SICO Plans for the 2005-2006 period, and the AIG Partners Plan replaces the AIG DCPPP. Stock-based compensation earned under the AIG DCPPP and the AIG Partners Plan is issued as awards under the 2002 Plan. AIG currently settles share option exercises and other share awards to participants through the issuance of shares it has previously acquired and holds in its treasury account, except for share awards made by SICO, which are settled by SICO.
     At June 30, 2006, AIG’s non-employee directors received stock-based compensation in two forms, options granted pursuant to the 1999 Plan and grants of AIG common stock with delivery deferred until retirement from the Board, pursuant to the AIG Director Stock Plan, which was approved by the shareholders at the 2004 Annual Meeting of Shareholders.
     From January 1, 2003 through December 31, 2005, AIG accounted for share-based payment transactions with employ-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

10.	Stock Compensation Plans (continued)
ees under FAS 123, “Accounting for Stock-Based Compensation.” Share-based employee compensation expense from option awards was not recognized in the statement of income in prior periods. Effective January 1, 2006, AIG adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R “Share-Based Payments” (FAS 123R). FAS 123R requires that companies use a fair value method to value share-based payments and recognize the related compensation expense in net earnings. AIG adopted FAS 123R using the modified prospective application method, and accordingly, financial statement amounts for the prior periods presented have not been restated to reflect the fair value method of expensing share-based compensation under FAS 123R. The modified prospective application method provides for the recognition of the fair value with respect to share-based compensation for shares subscribed for or granted on or after January 1, 2006 and all previously granted but unvested awards as of January 1, 2006.
     The adoption of FAS 123R resulted in share-based compensation expense of approximately $9 million during the first six months of 2006, related to awards which were accounted for under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” AIG expects this expense to approximate $19 million for fiscal 2006. FAS 123R also requires AIG to estimate forfeitures in calculating the expense relating to share-based compensation, rather than recognizing these forfeitures and corresponding reductions in expense as they occur. The pre-tax cumulative effect of adoption, recognized as a reduction in stock-based compensation of $46 million, was recorded as a cumulative effect of an accounting change, net of tax, in the first quarter of 2006. FAS 123R requires AIG to reflect the cash savings resulting from excess tax benefits in its financial statements as cash flow from financing activities, rather than as cash flow from operating activities as in prior periods. The amount of this excess tax benefit for the three and six-month periods ended June 30, 2006 was $0.6 million and $2.3 million, respectively.
The effect of the adoption of FAS 123R on the consolidated statements of income and cash flows was as follows:

	Three Months Ended June 30, 2006			Six Months Ended June 30, 2006

			Including			Including
		Effect of	Effect of		Effect of	Effect of
	Pre-adoption of	Adoption of	Adoption of	Pre-adoption of	Adoption of	Adoption of
(in millions, except per share data)	FAS 123R	FAS 123R	FAS 123R	FAS 123R	FAS 123R	FAS 123R

Income before income taxes, minority interest and cumulative effect of an accounting change	$5,242	$(1)	$5,241	$10,043	$(9)	$10,034

Provision for income taxes	$1,686	$2	$1,688	$3,124	$(1)	$3,123

Income before minority interest and cumulative effect of an accounting change	$3,556	$(3)	$3,553	$6,919	$(8)	$6,911

Cumulative effect of an accounting change, net of tax	$–	$–	$–	$–	$34	$34

Net income	$3,193	$(3)	$3,190	$6,359	$26	$6,385

Net cash provided by operating activities	$2,923	$–	$2,923	$6,980	$(2)	$6,978

Net cash provided by financing activities	$16,571	$–	$16,571	$32,241	$2	$32,243

Basic earnings per share	$1.23	$–	$1.23	$2.44	$0.01	$2.45

Diluted earnings per share	$1.21	$–	$1.21	$2.42	$0.01	$2.43

     The following table presents share-based compensation expenses, including the cumulative effect of adoption of FAS 123R, included in AIG’s consolidated statement of income:

	Three Months Ended	Six Months Ended
(in millions)	June 30, 2006	June 30, 2006

Share-based compensation expense before tax	$57	$211
Income tax benefit	$16	$28

After-tax share-based compensation expense	$41	$183

     Included in share-based compensation expense of $211 million for the six months ended June 30, 2006 was a one-time compensation cost of approximately $54 million related to the Starr tender offer and various out of period adjustments totalling $61 million, primarily relating to stock-splits and other miscellaneous items for the SICO plans, offset by a $46 million pre-tax adjustment for the cumulative effect of the adoption of FAS 123R. These items were recorded in the first quarter of 2006. See Note 4 herein for a discussion of the Starr tender offer and Note 8 herein for discussion of the prospective change to the accounting for retiree eligibility provisions and forfeiture treatment.
     If AIG had adopted the FAS 123 provisions for recognizing compensation expense commencing at the date of grant of the awards, the effect would not have been material to net income or basic or diluted earnings per share for the three and six-month periods ended June 30, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

10.	Stock Compensation Plans (continued)
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
     At June 30, 2006, there were 20,761,320 shares reserved for future grants under the 1999 Plan and 28,321,678 shares reserved for issuance under the 1999 and 1991 Plans.
Deferrals
During 2005, options with respect to 1,731,471 shares were exercised with delivery deferred. At December 31, 2005 optionees had made valid elections to defer delivery of 2,067,643 shares of AIG common stock upon exercise of options expiring during 2006. In addition, non-employee directors of AIG had made valid elections to defer delivery of 21,093 shares of AIG common stock upon exercise of options expiring during 2006.
Valuation Methodology
     In 2004, AIG developed a binomial lattice model to calculate the fair value of stock option grants. In prior years, a Black-Scholes model was used. A more detailed description of the valuation methodology is provided below.
The following weighted average assumptions were used for stock options granted in the first six months of 2006 and 2005:

	2006	2005

Expected annual dividend yield(a)	0.71%	0.36%
Expected volatility(b)	27.3%	34.4%
Risk-free interest rate(c)	4.17%	3.87%
Expected term(d)	7 years	7 years

(a)	The dividend yield is based on the dividend yield over the twelve month period prior to the grant date.
(b)	In 2006, expected volatility is the average of historical volatility (based on seven years of daily stock price changes) and the implied volatility of actively traded options on AIG shares and in 2005, expected volatility is the historical volatility based on five years of daily stock price changes.

(c)	The interest rate curves used in the valuation model were the U.S. Treasury STRIP rates with terms from 3 months to 10 years.

(d)	The contractual term of the option is generally 10 years with an expected term of 7 years calculated based on an analysis of historical employee exercise behavior and employee turnover (post-vesting terminations). The early exercise rate is a function of time elapsed since the grant. Fifteen years of historical data was used to estimate the early exercise rate.
Additional information with respect to AIG’s stock option plans at June 30, 2006, and changes for the six months then ended, were as follows:

		Weighted Average
Options:	Shares	Exercise Price

Outstanding at beginning of year	52,545,425	$54.84
Granted	103,000	$65.43
Exercised	(858,053)	$42.80
Forfeited or expired	(805,027)	$68.50
Outstanding at end of period	50,985,345	$54.85
Options exercisable at end of period	39,907,861	$52.54
Weighted average fair value per share of options granted		$21.28

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

10.	Stock Compensation Plans (continued)
Information about stock options outstanding at June 30, 2006, is summarized as follows:

Options Outstanding					Options Exercisable

		Weighted				Weighted
		Average	Weighted			Average	Weighted
		Remaining	Average	Aggregate Intrinsic	Number	Remaining	Average	Aggregate
Range of	Number	Contractual	Exercise	Values	Exercisable	Contractual	Exercise	Intrinsic Values
Exercise Prices	Outstanding	Life	Price	(in millions)	(vested)	Life	Price	(in millions)

$11.28-$27.14	6,685,805	0.81	$21.31	$252	6,685,805	0.81	$21.31	$252
$30.44-$41.51	5,374,574	2.04	36.86	119	5,374,574	2.04	36.86	119
$43.31-$53.40	6,936,485	4.34	48.59	73	6,136,895	4.03	48.80	63
$54.11-$59.99	8,337,923	4.58	57.84	11	6,280,376	3.06	57.34	11
$60.13-$63.95	9,083,916	6.44	62.33	–	5,974,994	6.02	61.92	–
$64.01-$69.63	8,208,831	7.30	65.45	–	3,822,360	5.35	65.67	–
$70.35-$98.00	6,357,811	4.91	83.87	–	5,632,857	4.82	84.47	–

Total	50,985,345	4.60	$54.85	$455	39,907,861	3.61	$52.54	$445

     Vested and expected-to-vest options as of June 30, 2006, included in the table above, totaled 45,531,044, with a weighted average exercise price of $53.65, a weighted average contractual life of 4.06 years and an aggregate intrinsic value of $455 million.
     As of June 30, 2006, total unrecognized compensation cost (net of expected forfeitures) was $153 million, and $3 million related to non-vested share-based compensation awards granted under the 1999 Plan and the 1996 Plan, respectively, with blended weighted average periods of 1.38 years and 0.41 years, respectively. The cost of awards outstanding under these plans at June 30, 2006 is expected to be recognized over approximately three years and one year, respectively, for the 1999 Plan and the 1996 Plan.
     The intrinsic value of options exercised during the six months ended June 30, 2006 was approximately $20 million. The fair value of options vesting for the six months ended June 30, 2006 was approximately $42 million. AIG received $40 million and $22 million for the six-month periods ended June 30, 2006 and 2005, respectively, from the exercise of stock options. AIG did not cash-settle any share-based payment awards for the six-month periods ended June 30, 2006 and 2005. The tax benefits realized as a result of stock option exercises were $5 million and $6 million for the six-month periods ended June 30, 2006 and 2005, respectively.
2002 Stock Incentive Plan
AIG’s 2002 Plan was adopted at the 2002 shareholders meeting and amended and restated by the AIG Board of Directors on September 18, 2002 (the 2002 Plan). The 2002 Plan provides that equity-based or equity-related awards with respect to shares of common stock can be issued to employees in any year up to a maximum of that number of shares equal to (a) 1,000,000 shares plus (b) the number of shares available but not issued in the prior calendar year. The maximum award that a grantee may receive under the 2002 Plan per year is rights with respect to 250,000 shares. For the six-month periods ended June 30, 2006 and 2005, 3,663,835 RSUs, including performance RSUs, and 31,500 RSUs, respectively, were granted by AIG. There were 6,443,028 shares reserved for issuance in connection with future awards at June 30, 2006. Substantially all RSUs granted to date under the 2002 Plan other than Performance RSUs granted under the Partners Plan vest on the fourth anniversary of the date of grant.
Director Stock Awards
The methodology used for valuing employee stock options is also used to value director stock options. Director stock options vest one year after the grant date, but are otherwise the same as employee stock options. Options with respect to 37,500 shares were granted during the six months ended June 30, 2006, and no shares were granted during the first six months of 2005.
     AIG also granted 7,500 shares and 3,000 shares, with delivery deferred, to directors for the six-month periods ended June 30, 2006 and 2005, respectively, under the Director Stock Plan. At June 30, 2006, there were 77,500 shares reserved for future grants under the Director Stock Plan.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

10.	Stock Compensation Plans (continued)
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
     Historically, SICO’s Board of Directors could elect to pay a participant cash in lieu of shares of AIG common stock. On December 9, 2005, SICO notified participants that essentially all subsequent distributions would be made only in shares, and not cash. As of that date, AIG modified its accounting for the SICO Plans from variable to fixed measurement accounting. Variable measurement accounting is used for those few awards for which cash elections had been made prior to March 2005. The SICO Plans are also described in Note 4 herein.
     Although none of the costs of the various benefits provided under the SICO Plans has been paid by AIG, AIG has recorded a charge to reported earnings for the deferred compensation amounts paid to AIG employees by SICO, with an offsetting amount credited to additional paid-in capital reflecting amounts deemed contributed by SICO.
     As of December 9, 2005, there were 12,650,292 non-vested AIG shares under the SICO Plans with a weighted-average fair value per share of $61.92. As of June 30, 2006, there were 11,740,679 non-vested AIG shares under the SICO Plans with a weighted-average fair value per share of $61.76.
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
     The AIG DCPPP contingently allocates a fixed number of shares to each participant if AIG’s cumulative adjusted earnings per share for 2005 and 2006 exceed that for 2003 and 2004. The performance period is September 21, 2005 to December 31, 2006. At the end of the performance period, common shares are contingently allocated. The service period and related vesting consists of three pre-retirement tranches and a final retirement tranche at age 65.
     At June 30, 2006, there were units representing 4,674,382 shares granted to participants.
AIG Partners Plan
On June 26, 2006, AIG’s Compensation Committee approved two grants under the AIG Partners Plan. The first grant has a performance period which runs from January 1, 2006 through December 31, 2007. The second grant has a performance period which runs from January 1, 2007 through December 31, 2008. Both grants vest 50 percent on the fourth and sixth anniversaries of the first day of the related performance period. In addition, the Compensation Committee approved the performance metrics for the two grants prior to the date of grant. The measurement of the grants is deemed to have occurred on June 26, 2006 when there was mutual understanding of the key terms and conditions of the grants. Consistent with this treatment: a) 1,069,355 Performance RSUs for the first grant and 2,490,365 Performance RSUs for the second grant and b) Unrecognized Compensation of $60 million for the first grant and $139 million for the second grant are included in the related disclosure tables. Performance RSUs related to the first grant are excluded from AIG’s diluted shares calculation because an insufficient amount of time has elapsed to conclusively determine that the performance metric will be achieved at the end of the related performance period. Because the performance period for the second grant does not begin until January 1, 2007, compensation expense for the second grant is not included in AIG’s 2006 results and diluted shares calculation.
VALUATION
     The fair value of each award granted under the 2002 Plan, the AIG DCPPP, the AIG Partners Plan, and the SICO Plans is based on the closing price of AIG stock on the date of grant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

10.	Stock Compensation Plans (continued)
A summary of shares relating to outstanding awards unvested under the foregoing plans as of June 30, 2006, and changes during the six months ended June 30, 2006 is presented below:

	Number of Shares					Weighted Average Grant-Date Fair Value

		AIG	AIG Partners	Total	SICO		AIG	AIG Partners	SICO
	2002 Plan	DCPPP	Plan	2002 Plan	Plan	2002 Plan	DCPPP	Plan	Plan

Unvested at January 1, 2006	4,322,265	4,898,880	–	9,221,145	12,650,292	$63.63	$52.55	$–	$61.92
Granted	104,115	–	3,559,720	3,663,835	–	67.33	–	55.89	–
Vested	(5,080)	–	–	(5,080)	(617,064)	64.25	–	–	65.53
Forfeited	(105,610)	(224,498)	–	(330,108)	(292,549)	61.95	59.40	–	58.92

Unvested at June 30, 2006	4,315,690	4,674,382	3,559,720	12,549,792	11,740,679	$63.76	$52.22	$55.89	$61.76

At June 30, 2006, the total unrecognized compensation cost (net of expected forfeitures) related to non-vested share-based compensation awards granted under the 2002 Plan, the AIG DCPPP, the AIG Partners Plan and the SICO plans and the blended weighted-average period over which that cost is expected to be recognized is as follows:

	Unrecognized	Blended
	Compensation	Weighted-
	Cost	Average
	(in millions)	Period

2002 Plan	$183	1.71 years
AIG DCPPP	$239	11.12 years
AIG Partners Plan	$199	2.89 years
Total 2002 Plan	$621	—
SICO Plans	$327	6.07 years

The total cost for awards outstanding as of June 30, 2006 under the 2002 Plan, the AIG DCPPP, the AIG Partners Plan, and the SICO Plans is expected to be recognized over approximately 4 years, 12 years, 6 years and 23 years, respectively.

11.	Cash Flows
During the second quarter of 2006, AIG began presenting cash flows related to the origination and sale of finance receivables held for sale as cash flows within operating activities in the Consolidated Statement of Cash Flows. Previously these amounts were presented as cash flows within investing activities. In addition, certain intercompany transactions included in Finance receivables held for sale — originations and purchases and Finance receivable principal payments received in the Consolidated Statement of Cash Flows were not eliminated in 2005. After evaluating the effect of these items during the second quarter of 2006, AIG has revised the 2005 presentation to conform to the 2006 presentation.
     The effect of these revisions are summarized in the table below:

(in millions)

For the Three Months Ended	As Previously		As
March 31, 2006	Reported	Revisions	Revised

Cash flows from operating activities
Finance receivables held for sale — originations and purchases	$—	$(2,267)	$(2,267)
Finance receivables sold	$—	$2,671	$2,671
Other assets and liabilities — net	$(3,125)	$585	$(2,540)
Net cash provided by (used in) operating activities	$3,066	$989	$4,055
Cash flows from investing activities
Finance receivables held for investment — originations and purchases	$(7,696)	$4,295	$(3,401)
Finance receivable principal payments received	$8,312	$(5,284)	$3,028
Net cash used in investing activities	$(19,937)	$(989)	$(20,926)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

11.	Cash Flows (continued)

(in millions)

For the Six Months Ended	As Previously		As
June 30, 2005	Reported	Revisions	Revised

Cash flows from operating activities
Finance receivables held for sale — originations and purchases	$—	$(5,144)	$(5,144)
Finance receivables sold	$—	$4,775	$4,775
Other assets and liabilities — net	$(476)	$241	$(235)
Net cash provided by (used in) operating activities	$13,817	$(128)	$13,689
Cash flows from investing activities
Finance receivables held for investment — originations and purchases	$(23,778)	$14,511	$(9,267)
Finance receivable principal payments received	$20,413	$(14,383)	$6,030
Net cash used in investing activities	$(35,358)	$128	$(35,230)

(in millions)

For the Year Ended	As Previously		As
December 31, 2005	Reported	Revisions	Revised

Cash flows from operating activities
Finance receivables held for sale — originations and purchases	$—	$(13,070)	$(13,070)
Finance receivables sold	$—	$12,821	$12,821
Other assets and liabilities — net	$2,535	$162	$2,697
Net cash provided by (used in) operating activities	$25,138	$(87)	$25,051
Cash flows from investing activities
Finance receivables held for investment — originations and purchases	$(52,281)	$35,005	$(17,276)
Finance receivable principal payments received	$47,425	$(34,918)	$12,507
Net cash used in investing activities	$(57,321)	$87	$(57,234)

American International Group, Inc. and Subsidiaries

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide the reader a narrative with respect to AIG’s operations, financial condition and liquidity and certain other significant matters.
Cautionary Statement Regarding Projections and Other Information About Future Events
This Quarterly Report and other publicly available documents may include, and AIG’s officers and representatives may from time to time make, projections concerning financial information and statements concerning future economic performance and events, plans and objectives relating to management, operations, products and services, and assumptions underlying these projections and statements. These projections and statements are not historical facts but instead represent only AIG’s belief regarding future events, many of which, by their nature, are inherently uncertain and outside AIG’s control. These projections and statements may address, among other things, the status and potential future outcome of the current regulatory and civil proceedings against AIG and their potential effect on AIG’s businesses, financial position, results of operations, cash flows and liquidity, the effect of the credit rating downgrades on AIG’s businesses and competitive position, the unwinding and resolving of various relationships between AIG and Starr and SICO, and AIG’s strategy for growth, product development, market position, financial results and reserves. It is possible that AIG’s actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these projections and statements. Factors that could cause AIG’s actual results to differ, possibly materially, from those in the specific projections and statements are discussed throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in “Risk Factors” in Item 1A. of Part I of AIG’s 2005 Annual Report on Form 10-K and Item 1A. of Part II of AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006. AIG is not under any obligation (and expressly disclaims any such obligations) to update or alter any projections or other statement, whether written or oral, that may be made from time to time, whether as a result of new information, future events or otherwise.

American International Group, Inc. and Subsidiaries

Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, AIG presents its operations in the way it believes will be most meaningful. Statutory loss ratios and combined ratios are presented in accordance with accounting principles prescribed by insurance regulatory authorities because these are standard measures of performance filed with insurance regulatory authorities and used for analysis in the insurance industry and thus allow more meaningful comparisons with AIG’s insurance competitors. AIG has also incorporated into this discussion a number of cross-references to additional information included throughout this Form 10-Q and its 2005 Annual Report on Form 10-K/A for the year ended December 31, 2005 (2005 Annual Report on Form 10-K/A) to assist readers seeking related information on a particular subject.
Overview of Operations and Business Results
AIG identifies its reportable segments by product line, consistent with its management structure. AIG’s major product and service groupings are General Insurance, Life Insurance & Retirement Services, Financial Services and Asset Management. AIG’s operations in 2006 are conducted by its subsidiaries principally through these segments. Through these segments, AIG provides insurance and investment products and services to both businesses and individuals in more than 130 countries and jurisdictions. This geographic, product and service diversification is one of AIG’s major strengths and sets it apart from its competitors. The Other category consists of items not allocated to AIG’s operating segments.
     AIG’s subsidiaries serve commercial, institutional and individual customers through an extensive property-casualty and life insurance and retirement services network. In the United States, AIG companies are the largest underwriters of commercial and industrial insurance and one of the largest life insurance and retirement services operations as well. AIG’s Financial Services businesses include commercial aircraft and equipment leasing, capital markets operations and consumer finance, both in the United States and abroad. AIG also provides asset management services to institutions and individuals. As part of its spread-based business activities, AIG issues various debt instruments in the public and private markets.
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
     A central focus of AIG operations in recent years is the development and expansion of new distribution channels. In 2005 and the first six months of 2006, AIG expanded its distribution channels, which now include banks, credit card companies and television-media home shopping in many Asian countries. Examples of new distribution channels used both domestically and overseas include banks, affinity groups, direct response and e-commerce.
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
     Growth for AIG may be generated both internally and through acquisitions which both fulfill strategic goals and offer adequate return on capital. Recently AIG acquired Travel Guard International, one of the nation’s leading providers of travel insurance programs and emergency travel assistance, and acquired Central Insurance Co., Ltd., a leading general insurance company in Taiwan.
Consolidated Results
The following table summarizes AIG’s revenues, income before income taxes, minority interest and cumulative effect of an accounting change and net income for the three and six-month periods ended June 30, 2006 and 2005:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

(in millions)	2006	2005	2006	2005

Total revenues	$26,743	$27,903	$54,002	$55,105

Income before income taxes, minority interest and cumulative effect of an accounting change	5,241	6,701	10,034	12,350

Net income	$3,190	$4,489	$6,385	$8,288

     Revenues in the second quarter and first six months of 2006 decreased 4 percent and 2 percent, respectively, largely as a result of decreased revenues in the Financial Services segment from hedging activities that do not qualify for hedge accounting treatment under FAS 133, the effects of which are reported in other revenues. The decrease was offset by the growth in net premiums earned from global General Insurance operations as well as growth in both General Insurance

American International Group, Inc. and Subsidiaries

and Life Insurance & Retirement Services net investment income, Life Insurance & Retirement Services GAAP premiums and increased revenues from Asset Management activities.
     Income before income taxes, minority interest and cumulative effect of an accounting change in the three and six-month periods ended June 30, 2006 decreased 22 percent and 19 percent, respectively. Increases in General Insurance and Asset Management operating income were more than offset by an operating loss in Financial Services driven by the effects of hedging activities that do not qualify for hedge accounting treatment under FAS 133. Life Insurance & Retirement Services operating income decreased slightly in the second quarter of 2006 from the comparable prior year period, and increased 8 percent on a year-to-date basis.
     Results for the first six months of 2006 were negatively affected by a one-time charge relating to the Starr tender offer ($54 million before and after tax) and an additional allowance for losses in AIG Credit Card Company (Taiwan) ($88 million before and after tax), both of which were recorded in first quarter of 2006.
     During the second quarter of 2006, as part of its continuing remediation efforts, AIG identified and recorded an out of period adjustment related to the accounting for certain interests in unit investment trusts in accordance with FIN 46(R), “Consolidation of Variable Interest Entities” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” These investments had previously been accounted for as available for sale securities, with changes in market values being reflected in other comprehensive income, net of deferred income taxes. Beginning with the second quarter of 2006, the changes in market values are included in AIG’s net investment income. The adjustment decreased Unrealized appreciation (depreciation) of investments — net of reclassification adjustments, and the related Deferred income tax benefit (expense), in the Consolidated Statement of Comprehensive Income (Loss) by approximately $576 million and approximately $202 million, respectively, for the three and six-month periods ended June 30, 2006 and increased Net investment income by $653 million, increased Incurred policy losses and benefits, related to certain participating policyholder funds, by $77 million, and increased Income taxes by $202 million in the Consolidated Statement of Income for the three and six-month periods ended June 30, 2006. There was no effect on Total shareholders’ equity as of June 30, 2006 or December 31, 2005.
     In the second quarter of 2006, AIG also recorded other out of period adjustments of $85 million ($55 million after tax) of interest income related to interest earned on deposit contracts and $32 million ($21 million after tax) of expenses related to the remediation of a material weakness in controls over certain balance sheet reconciliations. AIG also recorded other out of period adjustments in the first quarter of 2006 of $61 million (before and after tax) of expenses related to the SICO plans, $59 million ($38 million after tax) of expenses related to deferred advertising costs in General Insurance, $300 million ($145 million after tax) of revenues related to the remediation of a material weakness in accounting for certain derivative transactions under FAS 133, and $126 million of income tax expense related to AIG’s remediation of a material weakness in controls over income tax accounting.
     The effective income tax rate increased from 29.9 percent in the first quarter of 2006 to 32.2 percent and 31.1 percent for the three and six-month periods ended June 30, 2006, respectively, reflecting changes in the sources of foreign taxable income and the effect of the phase out of synfuel tax credits on the estimated full year tax rate.
The following table summarizes the operations of each principal segment for the three and six-month periods ended June 30, 2006 and 2005. (See also Note 2 of Notes to Consolidated Financial Statements).

	Three Months		Six Months
	Ended June 30,		Ended June 30,

(in millions)	2006	2005	2006	2005

Revenues(a):
General Insurance(b)(h)	$12,167	$11,405	$23,823	$22,624
Life Insurance & Retirement Services(c)(h)	11,705	11,517	24,344	23,292
Financial Services(d)	1,226	3,778	2,841	6,214
Asset Management(e)	1,621	1,219	2,860	2,596
Other	24	(16)	134	379

Consolidated	$26,743	$27,903	$54,002	$55,105

Operating Income (loss)(a)(f):
General Insurance(h)	$2,863	$1,885	$5,194	$3,527
Life Insurance & Retirement Services(g)(h)	2,302	2,324	4,857	4,505
Financial Services(g)	(548)	2,214	(707)	3,259
Asset Management	811	524	1,272	1,114
Other	(187)	(246)	(582)	(55)

Consolidated	$5,241	$6,701	$10,034	$12,350

(a)	Includes the effect of hedging activities that do not qualify for hedge accounting treatment under FAS 133, including the related foreign exchange gains and losses. For the three-month periods ended June 30, 2006 and 2005, the effect was $(1.08) billion and $1.63 billion, respectively, in revenues and $(1.08) billion and $1.61 billion, respectively, in operating income. For the six-month periods ended June 30, 2006 and 2005, the effect was $(1.30) billion and $2.56 billion, respectively, in revenues and $(1.30) billion and $2.62 billion, respectively, in operating income. These amounts result primarily from interest rate and foreign currency derivatives which are hedging available for sale securities and borrowings.

American International Group, Inc. and Subsidiaries

(b)	Represents the sum of General Insurance net premiums earned, net investment income and realized capital gains (losses).

(c)	Represents the sum of Life Insurance & Retirement Services GAAP premiums, net investment income and realized capital gains (losses).

(d)	Represents interest, lease and finance charges.

(e)	Represents management and advisory fees and net investment income with respect to GICs.
(f)	Represents income before income taxes, minority interest and cumulative effect of an accounting change.

(g)	Results of operations of AIG Credit Card Company (Taiwan) are shared equally by the Life Insurance & Retirement Services segment and the Financial Services segment. Additional allowances of $44 million were recorded in the first quarter of 2006, by each segment, for losses in these credit card operations.

(h)	Includes the effect of an out of period adjustment related to the accounting for certain interests in unit investment trusts. For the three and six- month periods ended June 30, 2006 the effect was an increase of $432 million in revenues and operating income for General Insurance and an increase of $221 million and $144 million in revenues and operating income, respectively, for Life Insurance & Retirement Services.
General Insurance
AIG’s General Insurance operations provide property and casualty products and services throughout the world. The increase in General Insurance operating income in the three and six-month periods ended June 30, 2006 compared to the same periods of 2005 was primarily attributable to improvement in underwriting results for the Domestic Brokerage Group (DBG). General Insurance operating income included adverse development in the first six months of 2006 and 2005 from catastrophes in prior years, which were more than offset by favorable development on non-catastrophe losses. Operating income for the three and six-month periods ended June 30, 2006 also increased due to the effect of the out of period adjustment related to the accounting for certain interests in unit investment trusts.
Life Insurance & Retirement Services
AIG’s Life Insurance & Retirement Services operations provide insurance, financial and investment products throughout the world. Foreign operations provided approximately 75 percent and 63 percent of AIG’s Life Insurance & Retirement Services operating income for the three months ended June 30, 2006 and 2005, respectively, and 70 percent and 59 percent, respectively, for the first six months of 2006 and 2005.
     Life Insurance & Retirement Services operating income decreased slightly in the second quarter of 2006 when compared to the same period of 2005 as a result of lower earnings in the Domestic Life Operations and higher realized capital losses, which were partially offset by the effect of an out of period adjustment related to the accounting for certain interests in unit investment trusts and growth in earnings from Foreign Life and Domestic Retirement Services. Realized capital losses included in revenues and operating income were $218 million in the second quarter of 2006 compared to realized capital gains of $46 million in the same period of 2005.
     Life Insurance & Retirement Services operating income increased by 8 percent in the first six months of 2006 when compared to the same period of 2005 due, in part, to the effect of an out of period adjustment related to the accounting for certain interests in unit investment trusts. Realized capital losses included in revenues and operating income were $60 million in the first six months of 2006 compared to realized capital losses of $36 million in the same period of 2005.
Financial Services
AIG’s Financial Services subsidiaries engage in diversified activities including aircraft and equipment leasing, capital market transactions, consumer finance and insurance premium financing.
     Financial Services incurred operating losses in the three and six-month periods ended June 30, 2006 compared to the same periods of 2005, due to the effect of hedge activities that do not qualify for hedge accounting treatment under FAS 133. Fluctuations in revenues and operating income from quarter to quarter are not unusual because of the transaction-oriented nature of Capital Markets operations and the effect of not qualifying for hedge accounting treatment under FAS 133 for hedges on securities available for sale and borrowings.
Asset Management
AIG’s Asset Management operations include institutional and retail asset management and broker dealer services and AIG’s spread-based investment businesses. The AIG Matched Investment Program (MIP), which was launched in September of 2005, is replacing AIG’s GIC program as AIG’s principal spread-based investment activity. The GIC program products and services are offered to individuals and institutions, both domestically and overseas.
     Asset Management operating income increased 55 percent for the second quarter of 2006 when compared to the same period of 2005 due to continued strong asset flows and increased transaction driven fees and the effects of FIN 46(R) and EITF 04-5 which are offset in minority interest expense, which is not a component of operating income; operating income also increased 14 percent in the first six months of 2006 when compared to the same period of 2005 reflecting strong results in the segment’s core businesses and the effects of FIN 46(R) and EITF 04-5 which are offset in minority interest expense, which is not a component of operating income.
Capital Resources
At June 30, 2006, AIG had total consolidated shareholders’ equity of $87.71 billion and total consolidated borrowings of $126.1 billion. At that date, $110.8 billion of such borrowings were either not guaranteed by AIG or were AIGFP’s

American International Group, Inc. and Subsidiaries

matched borrowings under obligations of guaranteed investment agreements (GIAs), liabilities connected to trust preferred stock, or matched notes and bonds payable.
     AIG has not purchased any shares of its common stock under its existing common stock repurchase authorization during 2006.
Liquidity
At June 30, 2006, AIG’s consolidated invested assets included $23.33 billion in cash and short-term investments. Consolidated net cash provided from operating activities in the first six months of 2006 amounted to $7.0 billion. AIG believes that its liquid assets, cash provided by operations and access to the capital markets will enable it to meet any anticipated cash requirements.
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
     During the second quarter of 2006, the Canadian Parliament passed legislation that will allow UGC to begin writing business in Canada, the world’s second largest mortgage guaranty market, when provincial licenses are issued.
     In China, AIG currently has wholly-owned life insurance operations in eight cities. In April 2006, applications for provincial expansion of AIG’s life insurance operations in Guangdong and Jiangsu and of general insurance operations in Guangdong were approved. AIG’s operations are expanding resources in these regions with the opening of additional sales and service centers. AIG’s application to serve the group insurance market was also approved.
     In Japan, earnings growth for AIG Star Life Insurance Co., Ltd. and AIG Edison Life Insurance Company reflects the runoff of the more profitable in-force business in comparison to new business currently being generated. In May 2006, AIG announced the merger of these companies, which is expected to be completed by October 2007 after meeting all regulatory requirements. The merger is expected to enhance the combined entity’s ability to grow new business by expanding distribution and gaining efficiency of scale. In the fiscal year ended March 31, 2006, AIG’s life operations in Japan retained their position as the largest foreign life operation on a total premium basis. AIG has developed a leadership position in the distribution of annuities through banks in both Japan and Korea. Also, American Life Insurance Company (ALICO) has launched new life products to the Japan bank market after further deregulation of banks in December 2005. AIG is a leader in direct marketing through sponsors and in the broad market in Japan and Korea. AIG also is investing in expanding distribution channels with emphasis in India, Korea and Vietnam.
     Domestically, AIG anticipates its Life Insurance & Retirement Services businesses to continue growing in 2006 through distribution channel expansion and new and enhanced products. The home service operation, which is expected to be a slow growth business, has not met business objectives, although its cash flow has been strong. Domestic group life/health results continue to be weak, reflecting the ongoing restructuring activities which may result in the exiting of certain product lines. AIG Retirement Services individual fixed annuities business will continue to be challenged due to the interest rate environment and increased competition from bank products, while variable annuity products with living benefits will continue to be the product of consumer choice.
     Changes in market conditions in the aircraft leasing business are not immediately apparent in operating results. Lease rates have firmed as a result of strong demand from the global commercial aviation market, especially in Asia. Sales have increased and AIG expects an increasing level of interest from a variety of purchasers. However, higher interest rates are expected to continue to compress lease margins. AIG’s Consumer Finance operations overseas were negatively affected in the first quarter of 2006 by industry-wide credit deterioration in the Taiwan credit card market. The operating results of AIG’s Consumer Finance operations in the U.S. could be affected by the residential housing market, interest rates and unemployment.
     AIG’s GIC program is in runoff and is being replaced by the new MIP, which was launched in September 2005. AIG expects the MIP to be AIG’s principal spread-based investment activity. AIG’s credit spreads will affect the profitability of this business.
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

American International Group, Inc. and Subsidiaries

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
Reserves for Losses and Loss Expenses and Reinsurance Recoverable (General Insurance):

•	Loss trend factors: used to establish expected loss ratios for subsequent accident years based on premium rate adequacy and the projected loss ratio with respect to prior accident years.
•	Expected loss ratios for the latest accident year: for example, accident year 2005 for the year end 2005 loss reserve analysis. For low frequency, high severity classes such as excess casualty, expected loss ratios generally are utilized for at least the three most recent accident years.
•	Loss development factors: used to project the reported losses for each accident year to an ultimate amount.
•	Reinsurance recoverable on unpaid losses: the expected recoveries from reinsurers on losses that have not yet been reported and/or settled.
Future Policy Benefits for Life and Accident and Health Contracts (Life Insurance & Retirement Services):

•	Interest rates: which vary by geographical region, year of issuance and products.
•	Mortality, morbidity and surrender rates: based upon actual experience by geographical region modified to allow for variation in policy form.
Estimated Gross Profits (Life Insurance & Retirement Services):

•	Estimated gross profits to be realized over the estimated duration of the contracts (investment-oriented products) affect the carrying value of deferred policy acquisition costs under FAS 97. Estimated gross profits include investment income and gains and losses on investments less required interest, actual mortality and other expenses.
Deferred Policy Acquisition Costs (Life Insurance & Retirement Services):

•	Recoverability based on current and future expected profitability, which is affected by interest rates, foreign exchange rates, mortality experience, and policy persistency.
Deferred Policy Acquisition Costs (General Insurance):

•	Recoverability and eligibility based upon the current terms and profitability of the underlying insurance contracts.
Fair Value Determinations of Certain Assets and Liabilities (Financial Services – Capital Markets):

•	Valuation models: utilizing factors, such as market liquidity and current interest, foreign exchange and volatility rates.
•	AIG attempts to secure reliable and independent current market price data, such as published exchange rates from external subscription services such as Bloomberg or Reuters or third-party broker quotes for use in its model. When such prices are not available, AIG uses an internal methodology, which includes interpolation and extrapolation from verifiable prices from trades occurring on dates nearest to the dates of the transactions.
Other-Than-Temporary Declines in the Value of Investments:
A security is considered a candidate for other-than-temporary impairment based upon the following criteria:

•	Trading at a significant (25 percent or more) discount to par or amortized cost (if lower) for an extended period of time (nine months or longer).
•	The occurrence of a discrete credit event resulting in the debtor defaulting or seeking bankruptcy or insolvency protection or voluntary reorganization.
•	The probability of non-realization of a full recovery on its investment, irrespective of the occurrence of one of the foregoing events.
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

American International Group, Inc. and Subsidiaries

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
     The main business of the UGC subsidiaries is the issuance of residential mortgage guaranty insurance, both domestically and internationally, on conventional first lien mortgages for the purchase or refinance of one to four family residences. UGC subsidiaries also write second lien and private student loan guaranty insurance.
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

American International Group, Inc. and Subsidiaries

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
General Insurance operating income is comprised of statutory underwriting results, changes in DAC, net investment income and realized capital gains and losses. Operating income, as well as net premiums written, net premiums earned, net investment income and realized capital gains (losses) and statutory ratios for the three and six-month periods ended June 30, 2006 and 2005 were as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

(in millions, except ratios)	2006	2005	2006	2005

Net premiums written:
Domestic General
DBG	$6,480	$5,846	$12,380	$11,566
Transatlantic	914	884	1,828	1,769
Personal Lines	1,180	1,173	2,378	2,359
Mortgage Guaranty	193	145	390	310
Foreign General	2,867	2,596	5,913	5,430

Total	$11,634	$10,644	$22,889	$21,434

Net premiums earned:
Domestic General
DBG	$5,836	$5,587	$11,599	$11,160
Transatlantic	909	862	1,817	1,750
Personal Lines	1,167	1,157	2,326	2,277
Mortgage Guaranty	179	143	345	283
Foreign General(a)	2,587	2,483	5,061	4,902

Total	$10,678	$10,232	$21,148	$20,372

Net investment income:
Domestic General
DBG	$813	$555	$1,558	$1,214
Transatlantic	108	84	210	169
Personal Lines	55	54	112	106
Mortgage Guaranty	36	31	68	59
Intercompany adjustments and eliminations – net	–	(1)	–	–
Foreign General(b)	602	337	784	527

Total	$1,614	$1,060	$2,732	$2,075

American International Group, Inc. and Subsidiaries

	Three Months		Six Months
	Ended June 30,		Ended June 30,

(in millions, except ratios)	2006	2005	2006	2005

Realized capital gains (losses)	(125)	113	(57)	177

Operating Income(c):
Domestic General
DBG	$1,534	$805	$2,891	$1,518
Transatlantic	143	99	284	213
Personal Lines	118	102	219	211
Mortgage Guaranty	107	109	216	213
Foreign General(b)(d)	961	771	1,582	1,367
Reclassifications and Eliminations	–	(1)	2	5

Total	$2,863	$1,885	$5,194	$3,527

Statutory underwriting profit(c)(f)
Domestic General
DBG	$696	$190	$1,223	$246
Transatlantic	33	12	63	32
Personal Lines	53	44	93	85
Mortgage Guaranty	73	83	143	152
Foreign General(d)	368	411	658	741

Total	$1,223	$740	$2,180	$1,256

Domestic General:
Loss Ratio	67.79	75.07	69.36	76.15
Expense Ratio	19.97	19.93	20.07	19.85

Combined Ratio	87.76	95.00	89.43	96.00

Foreign General:
Loss Ratio(a)	49.43	52.31	51.04	53.35
Expense Ratio(d)(e)	32.82	29.75	30.77	28.44

Combined ratio	82.25	82.06	81.81	81.79

Consolidated:
Loss Ratio(c)	63.34	69.55	64.98	70.66
Expense Ratio	23.13	22.33	22.84	22.03

Combined Ratio	86.47	91.88	87.82	92.69

(a)	Income statement accounts expressed in non-functional currencies are translated into U.S. dollars using average exchange rates.

(b)	Includes the effect of an out of period adjustment related to the accounting for certain interests in unit investment trusts. For the three and six-month periods ended June 30, 2006 the effect was an increase of $412 million.

(c)	Includes a reduction in incurred losses in the three-month period ended June 30, 2006 of $51 million and additional losses incurred and net reinstatement premiums in the three-month period ended June 30, 2005 of $27 million, related primarily to prior year catastrophes, resulting in (decreases) increases of (0.49) points and 0.26 points, respectively, in the consolidated General Insurance loss ratio. The effect on the six-month periods ended June 30, 2006 and 2005 included $48 million and $198 million, respectively, of additional losses incurred and net reinstatement premiums primarily relating to prior year catastrophes, resulting in increases of 0.22 points and 0.96 points, respectively, in the consolidated General Insurance loss ratio.

(d)	Includes the results of wholly owned AIU agencies.

(e)	Includes amortization of advertising costs.

American International Group, Inc. and Subsidiaries

(f)	Statutory underwriting profit (loss) is a measure that U.S. domiciled insurance companies are required to report to their regulatory authorities. The following table reconciles statutory underwriting profit (loss) to income before income taxes, minority interest and cumulative effect of an accounting change for the General Insurance segment for the three and six month periods ended June 30, 2006 and 2005.

	Domestic
	Brokerage		Personal	Mortgage	Foreign	Reclassifications
(in millions)	Group	Transatlantic	Lines	Guaranty	General	and Eliminations	Total

Three months ended June 30, 2006:
Statutory underwriting profit	$696	$33	$53	$73	$368	$–	$1,223
Increase in deferred acquisition costs	69	4	9	1	68	–	151
Net investment income	813	108	55	36	602	–	1,614
Realized capital gains (losses)	(44)	(2)	1	(3)	(77)	–	(125)

Income before income taxes, minority interest and cumulative effect of an accounting change	$1,534	$143	$118	$107	$961	$–	$2,863

Three months ended June 30, 2005:
Statutory underwriting profit	$190	$12	$44	$83	$411	$–	$740
Increase (decrease) in deferred acquisition costs	(39)	1	6	(4)	8	–	(28)
Net investment income	555	84	54	31	337	(1)	1,060
Realized capital gains (losses)	99	2	(2)	(1)	15	–	113

Income before income taxes, minority interest and cumulative effect of an accounting change	$805	$99	$102	$109	$771	$(1)	$1,885

Six months ended June 30, 2006:
Statutory underwriting profit	$1,223	$63	$93	$143	$658	$–	$2,180
Increase in deferred acquisition costs	107	7	14	8	203	–	339
Net investment income	1,558	210	112	68	784	–	2,732
Realized capital gains (losses)	3	4	–	(3)	(63)	2	(57)

Income before income taxes, minority interest and cumulative effect of an accounting change	$2,891	$284	$219	$216	$1,582	$2	$5,194

Six months ended June 30, 2005:
Statutory underwriting profit	$246	$32	$85	$152	$741	$–	$1,256
Increase (decrease) in deferred acquisition costs	(98)	1	23	2	91	–	19
Net investment income	1,214	169	106	59	527	–	2,075
Realized capital gains (losses)	156	11	(3)	–	8	5	177

Income before income taxes, minority interest and cumulative effect of an accounting change	$1,518	$213	$211	$213	$1,367	$5	$3,527

AIG transacts business in most major foreign currencies. The following table summarizes the effect of changes in foreign currency exchange rates on the growth of General Insurance net premiums written for the three and six-month periods ended June 30, 2006:

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006

Growth in original currency	9.7%	7.9%
Foreign exchange effect	(0.4)	(1.1)
Growth as reported in U.S. dollars	9.3%	6.8%

General Insurance Results
General Insurance operating income increased 52 percent in the second quarter of 2006 compared to the same period in 2005 due primarily to improvement in statutory underwriting profit for DBG as a result of improved loss ratios for the current accident year compared to the loss ratios recorded in the second quarter of 2005 for accident year 2005, as well as growth in net investment income. Included in net investment income in the second quarter of 2006 is the $432 million effect of an out of period adjustment related to the accounting for certain interests in unit investment trusts. The combined ratio improved to 86.5 during the second quarter of 2006, a reduction of 5.4 points from the prior period in 2005, led by a reduction in the loss ratio of 6.2 points. Net premiums written increased 9 percent in the second quarter of 2006 compared to the same period in 2005 as domestic property rates improved and submission activity increased in the aftermath of the 2005 hurricanes and through the expansion of distribution channels within Foreign General. The increase in

American International Group, Inc. and Subsidiaries

net premiums written was tempered by an increase in ceded reinsurance necessary to manage the increase in property exposures retained by AIG. AIG is evaluating additional reinsurance programs to manage retained property exposures as direct property business increases.
General Insurance operating income increased 47 percent in the first six months of 2006 compared to the same period of 2005 due to improvement in statutory underwriting profit for DBG as a result of improved loss ratios for the current accident year compared to the loss ratios recorded in the first six months of 2005 for accident year 2005, as well as growth in net investment income. Included in net investment income for the first six months of 2006 is the $432 million effect of the aforementioned out of period adjustment. The combined ratio improved to 87.8, a reduction of 4.9 points from the first six months of 2005, led by a reduction in the loss ratio of 5.7 points. Net premiums written increased 7 percent as domestic property rates improved and submission activity increased in the aftermath of the 2005 hurricanes and through the expansion of distribution channels within Foreign General.
Quarterly DBG Results
DBG’s net premiums written increased 11 percent in the second quarter of 2006 compared to the same period in 2005 as property rates improved and submission activity increased in the aftermath of the 2005 hurricanes. DBG attributes the increase in submissions to its strong distribution channels and overall financial strength in comparison to many insurers that experienced significant losses and reductions of surplus as a result of the hurricanes. This increase was tempered by an increase in ceded reinsurance necessary to manage the level of property exposures retained by DBG.
Operating income increased 91 percent to $1.53 billion in the second quarter of 2006 compared to the same period in 2005, reflecting increases in statutory underwriting profit and net investment income. The improvement in DBG’s statutory underwriting profit for the second quarter of 2006 was primarily due to lower accident year loss ratios for the 2006 accident year compared to the loss ratios recorded in the second quarter of 2005 for accident year 2005. In addition, the second quarter of 2006 includes a $53 million reduction in the estimated ultimate losses related to prior year hurricanes compared to the same period of 2005 which included an insignificant increase in losses related to prior year hurricanes. Favorable reserve development on non-catastrophic prior year losses totaled $57 million for the second quarter of 2006 compared to adverse development of $112 million for the same period of 2005. The 2006 development relates primarily to classes of business which did not require reserve strengthening in connection with AIG’s year-end 2005 reserve study.
DBG’s expense ratio decreased slightly in the second quarter of 2006 to 17.9 compared to 18.1 in the same period of 2005. Direct acquisition expenses declined, reflecting an increase in lines of business, such as property, that have a lower commission rate, as well as a modest decrease in overall commission rates. Net acquisition expenses declined due to the items cited above as well as the new quota share reinsurance program added in 2006 to manage the level of property exposures retained by DBG. Other operating expense as a percent of net premium written increased primarily due to an increase in bad debt expense, due largely to an out of period adjustment of $32 million relating to reconciliation remediation activities.
Year-to-date DBG Results
DBG’s net premiums written increased 7 percent in the first six months of 2006 compared to the same period of 2005 due to property rate increases as well as increases in submission activity in the aftermath of the 2005 hurricanes. Operating income increased 90 percent to $2.89 billion in the first six months of 2006 reflecting increases in statutory underwriting profit and net investment income. The improvement in DBG’s statutory underwriting profit for 2006 was due to lower accident year loss ratios for the 2006 accident year compared to the loss ratios recorded in the first six months of 2005 for accident year 2005. In addition, year to date 2006 operating income includes a $25 million reduction in the estimated ultimate losses related to prior year hurricanes compared to the same period of 2005 which included $118 million of increased losses related to prior year hurricanes. Favorable reserve development on non-catastrophic prior year losses totaled $62 million for the first six months of 2006 compared to adverse development of $215 million for the same period of 2005. The 2006 development relates primarily to classes of business which did not require reserve strengthening in connection with AIG’s year-end 2005 reserve study.
DBG’s expense ratio decreased slightly to 18.1 compared to 18.3 in the first six months of 2006. Direct acquisition expenses declined, reflecting an increase in lines of business such as property that have a lower commission rate as well as a modest decrease in overall commission rates. Net acquisition expenses declined due to the items cited above as well as the new quota share reinsurance program added in 2006 to manage the level of property exposures retained by DBG. Other operating expenses increased primarily due to an increase in bad debt expense, partially offset by a favorable $23 million out of period adjustment relating to reconciliation remediation activities.

American International Group, Inc. and Subsidiaries

Quarterly Transatlantic Results
Transatlantic’s net premiums written and net premiums earned in the second quarter of 2006 increased by 3 percent and 5 percent, respectively, when compared to the same period in 2005 primarily due to increases in domestic auto liability and specialty casualty net premiums written. These increases were partially offset by decreases in international property and auto liability premiums. Second quarter 2006 operating income increased $44 million, due largely to increased net investment income and lower catastrophe incurred losses and net reinstatement premiums related to prior year catastrophes.
Year-to-date Transatlantic Results
Transatlantic’s net premiums written and net premiums earned increased in the first six months of 2006 by 3 percent and 4 percent, respectively, compared to the same period of 2005 due primarily to increases in domestic specialty casualty and property net premiums written. These increases were offset, in part, by decreases in international premiums caused, in part, by the adverse effect of changes in foreign currency exchange rates between periods, with the most significant decreases in the auto liability and property lines. Operating income increased in the first six months of 2006 compared to the same period of 2005 due to increased net investment income and improved statutory underwriting profit, resulting largely from reduced net catastrophe costs (including the effect of net reinstatement premiums), and lower net adverse development on loss reserves, offset, in part, by higher commission costs.
Quarterly Personal Lines Results
Personal Lines net premiums written increased slightly in the second quarter of 2006 compared to the same period in 2005, as growth in the Private Client Group and Agency Auto divisions was offset by the runoff of the involuntary auto business and a small decline in the AIG Direct and 21st Century divisions. The reduction in the involuntary business was a result of terminating an MGA relationship on December 31, 2005. Growth in the Private Client Group spans multiple products as it continues to penetrate the high net worth market. Agency Auto growth was due to expanded agent/broker appointments and enhanced product offerings. AIG Direct premiums were down due to a decline in response rates. 21st Century experienced strong growth outside of California, but not enough to offset the decline in the soft California market. Operating income in the second quarter of 2006 increased from the same period in 2005 driven by a lower combined ratio. The improved loss ratio reflects favorable prior year loss reserve development in the direct businesses. The expense ratio increased from a year ago as 21st Century expenses were up due primarily to its national expansion efforts and higher stock-based compensation. AIG Direct acquisition expenses were up primarily due to lower response rates driving up acquisition cost per policy.
Year-to-date Personal Lines Results
Personal Lines net premiums written increased slightly in the first six months of 2006 compared to the same period in 2005, reflecting growth in the Private Client Group and Agency Auto divisions which offset the runoff of the involuntary auto business and a small decline in the AIG Direct and 21st Century divisions. Operating income was up slightly for the first six months of 2006 compared to the same period of 2005, driven primarily by an increase in net investment income as the combined ratio remained relatively unchanged. The loss ratio in the first six months of 2006 improved from a year ago due to favorable prior year loss development in the AIG Direct and 21st Century businesses, while the expense ratio increased as a result of, among other things, investment in people, technology, national expansion efforts and lower response rates.
Quarterly UGC Results
UGC’s net premiums written increased in the second quarter of 2006 when compared to the same period in 2005, primarily driven by growth in domestic second lien and international operations. Operating income during the second quarter of 2006 was down slightly when compared to the same period in 2005 as improved underwriting results in the domestic second lien and international groups and increased investment income were offset by a decline in the domestic first lien business. The loss ratio increased to 33.1 in the second quarter of 2006 from 17.4 in the year ago quarter, a period with an unusually low frequency of defaults. Operating income for the second quarter of 2006 includes favorable development on prior accident years, offset by higher 2006 accident year loss ratios. The increase in the loss ratio also reflects UGC’s change in business mix.
Year-to-date UGC Results
UGC’s net premiums written were up 26 percent in the first six months of 2006 compared to the same period in 2005 on growth from all business units. Operating income was up slightly for the first six months of 2006 when compared to the same period in 2005, primarily due to an increase in net investment income, which was offset by a 10.6 point increase in the loss ratio to 31.8. The loss ratio for the first six months of 2005 was unusually low due to historically low defaults in the first half of 2005. Operating income for the first six months of 2006 includes favorable development on prior accident years, offset by higher 2006 accident year loss ratios. The increase in the loss ratio also reflects UGC’s change in business mix.

American International Group, Inc. and Subsidiaries

Quarterly Foreign General Insurance Results
Foreign General Insurance’s net premiums written as reported in U.S. dollars and in original currency increased 10 percent and 12 percent, respectively, in the second quarter of 2006 when compared to the same period in 2005, reflecting growth in both the commercial and consumer lines due to new business, as well as new distribution channels. Foreign General Insurance net premiums written were essentially equally derived from the commercial insurance and consumer lines. The personal accident business in the Far East region increased net premiums written in the second quarter of 2006 from a year ago, but an increase in loss frequency negatively affected operating income. Southeast Asia had increased net premiums written in the second quarter of 2006 when compared to the same period in 2005 in the personal accident business which led to increased operating income. The commercial lines business in both Europe and the United Kingdom increased net premiums written from a year ago due to new business with a resulting increase in operating income compared to the second quarter of 2005. Energy had modest growth in net premiums written, but several high severity losses caused a reduction in second quarter 2006 operating income when compared to the same period of 2005. The Ascot Lloyd’s syndicate reported strong growth in net premiums written during the second quarter of 2006 due to rate increases on its U.S. book of business along with contractual terms on renewals that reflect better conditions and higher deductibles. This led to improved operating income from a year ago, but higher than expected profit commission payments related to prior underwriting years totaling $34 million negatively affected operating income during the second quarter of 2006.
The combined ratio for Foreign General Insurance for the second quarter of 2006 was 82.25, slightly higher than the 82.06 in the comparable period of 2005. The Foreign General Insurance loss ratio decreased 2.88 points in the second quarter of 2006 compared to the same period of 2005 due to lower current accident year losses and favorable loss development from prior accident years. The Foreign General Insurance expense ratio increased 3.07 points in the second quarter of 2006 from the same period in 2005 principally due to higher commissions, employee compensation costs and accelerated amortization of advertising costs.
Year-to-date Foreign General Insurance Results
Foreign General Insurance’s net premiums written as reported in U.S. dollars and in original currency increased 9 percent and 13 percent, respectively, in the first six months of 2006 when compared to the same period in 2005, reflecting growth in both the commercial and consumer lines. The personal accident business in the Far East region, the commercial lines business in both Europe and the United Kingdom, and the Ascot Lloyd’s syndicate all contributed to the growth in net premiums written. Rate decreases in the commercial lines business in the United Kingdom, additional losses incurred relating to 2005 catastrophes and higher than expected profit commission payments related to prior underwriting years for Ascot Lloyd’s had a negative effect on operating income in the first six months of 2006 when compared to the same period of 2005.
The combined ratio for Foreign General Insurance for the first six months of 2006 was 81.81, essentially unchanged from the comparable period of 2005. The Foreign General Insurance loss ratio decreased 2.31 points in the first six months of 2006 from the same period of 2005 due to lower current accident year losses for 2006 and favorable loss development from prior accident years, excluding catastrophe losses. The Foreign General Insurance expense ratio increased 2.33 points in the first six months of 2006 from the same period in 2005 principally due to higher commissions, employee compensation costs and accelerated amortization of advertising costs.
General Insurance Net Investment Income
General Insurance net investment income increased by $554 million and $657 million in the second quarter and the first six months of 2006, respectively, when compared to the same periods of 2005, principally due to the effects of an out of period adjustment of $432 million related to the accounting for certain interests in unit investment trusts and an $85 million out of period adjustment related to interest earned on a DBG deposit contract. The increase also reflects higher interest income, strong cash flows, including the effect of capital contributions from the parent, higher interest rates and the positive effect of compounding previously earned and reinvested net investment income as well as higher dividend and partnership income for DBG. Foreign General Insurance net investment income increased in the three and six-month periods ended June 30, 2006 when compared to the same periods of 2005 due to the effects of the aforementioned out of period adjustment, offset by a decline in partnership income. Foreign General partnership income in the second quarter and first half of 2005 benefited from increases in market valuations due to increased initial public offering activity. Foreign General cash flows declined for the first six months of 2006 compared to the year ago period, due to payments related to catastrophe related losses incurred in 2005.
     Realized capital gains and losses resulted from the ongoing investment management of the General Insurance portfolios within the overall objectives of the General Insurance operations. See the discussion on “Valuation of Invested Assets” herein.
Reinsurance
AIG is a major purchaser of reinsurance for its General Insurance operations. AIG insures risks globally, and its reinsurance programs must be coordinated in order to provide AIG

American International Group, Inc. and Subsidiaries

the level of reinsurance protection that AIG desires. Reinsurance is an important risk management tool to manage transaction and insurance line risk retention at prudent levels set by management. AIG also purchases reinsurance to mitigate its catastrophic exposure. AIG is cognizant of the need to exercise good judgment in the selection and approval of both domestic and foreign companies participating in its reinsurance programs because one or more catastrophe losses could negatively affect AIG’s reinsurers and result in an inability of AIG to collect reinsurance recoverables. AIG’s reinsurance department evaluates catastrophic events and assesses the probability of occurrence and magnitude of catastrophic events through the use of state-of-the-art industry recognized program models, among other techniques. AIG supplements these models through continually monitoring the risk exposure of AIG’s worldwide General Insurance operations and adjusting such models accordingly. For a further discussion of catastrophe exposures, see “Managing Risk – Catastrophe Exposures”. Although reinsurance arrangements do not relieve AIG from its direct obligations to its insureds, an efficient and effective reinsurance program substantially limits AIG’s exposure to potentially significant losses. AIG continually evaluates the reinsurance markets and the relative attractiveness of various arrangements for coverage, including structures such as catastrophe bonds, insurance risk securitizations and “sidecar” and similar vehicles. With respect to its property business, AIG has either renewed existing coverage or purchased new coverage that, in the opinion of management, is adequate to limit AIG’s exposures.
     AIG’s consolidated general reinsurance assets amounted to $22.87 billion at June 30, 2006 and resulted from AIG’s reinsurance arrangements. Thus, a credit exposure existed at June 30, 2006 with respect to reinsurance recoverable to the extent that any reinsurer may not be able to reimburse AIG under the terms of these reinsurance arrangements. AIG manages its credit risk in its reinsurance relationships by transacting with reinsurers that it considers financially sound, and when necessary AIG holds substantial collateral in the form of funds, securities and/or irrevocable letters of credit. This collateral can be drawn on for amounts that remain unpaid beyond specified time periods on an individual reinsurer basis. At December 31, 2005, approximately 48 percent of the general reinsurance assets were from unauthorized reinsurers. Many of these balances were collateralized, permitting statutory recognition. Additionally, with the approval of its domiciliary insurance regulators, AIG posted approximately $1.5 billion of letters of credit issued by several commercial banks in favor of certain Domestic General Insurance companies to permit statutory recognition of balances otherwise uncollateralized at December 31, 2005. The remaining 52 percent of the general reinsurance assets were from authorized reinsurers. The terms authorized and unauthorized pertain to regulatory categories, not creditworthiness. At December 31, 2005, approximately 88 percent of the balances with respect to authorized reinsurers are from reinsurers rated A (excellent) or better, as rated by A.M. Best, or A (strong) or better, as rated by Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. (S&P). These ratings are measures of financial strength. Through June 30, 2006, there has been no significant deterioration in the rating profile of AIG’s reinsurers representing more than five percent of AIG’s reinsurance assets as of December 31, 2005.
     AIG maintains an allowance for estimated unrecoverable reinsurance. Although AIG has been largely successful in its previous recovery efforts, at June 30, 2006, AIG had an allowance for unrecoverable reinsurance approximating $932 million. At that date, AIG had no significant reinsurance recoverables due from any individual reinsurer that was financially troubled (e.g., liquidated, insolvent, in receivership or otherwise subject to formal or informal regulatory restriction).
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
     AIG enters into intercompany reinsurance transactions, primarily through American International Reinsurance Company, Ltd. (AIRCO), for its General Insurance and Life Insurance operations. AIG enters into these transactions as a sound and prudent business practice in order to maintain underwriting control and spread insurance risk among AIG’s various legal entities. All material intercompany transactions have been eliminated in consolidation. AIG generally obtains letters of credit in order to obtain statutory recognition of these intercompany reinsurance transactions. At June 30, 2006, approximately $3.7 billion of letters of credit were outstanding to cover intercompany reinsurance transactions with AIRCO or other General Insurance subsidiaries.
     At June 30, 2006, consolidated general reinsurance assets of $22.87 billion include reinsurance recoverables for paid losses and loss expenses of $1.05 billion and $18.75 billion with respect to the ceded reserve for losses and loss expenses, including ceded losses incurred but not reported

American International Group, Inc. and Subsidiaries

(IBNR) (ceded reserves) and $3.07 billion of ceded reserve for unearned premiums. The ceded reserve for losses and loss expenses represent the accumulation of estimates of ultimate ceded losses including provisions for ceded IBNR and loss expenses. The methods used to determine such estimates and to establish the resulting ceded reserves involve significant judgment in projecting the frequency and severity of losses over multiple years and are continually reviewed and updated by management. Any adjustments thereto are reflected in income currently. It is AIG’s belief that the ceded reserves for losses and loss expenses at June 30, 2006 were representative of the ultimate losses recoverable. In the future, as the ceded reserves continue to develop to ultimate amounts, the ultimate loss recoverable may be greater or less than the reserves currently ceded.
Reserve for Losses and Loss Expenses
The table below classifies as of June 30, 2006 and December 31, 2005 the components of the General Insurance gross reserve for losses and loss expenses (loss reserves) by major lines of business on a statutory Annual Statement basis*:

(in millions)	June 30, 2006	December 31, 2005

Other liability occurrence	$18,666	$18,116
Other liability claims made	12,526	12,447
Workers compensation	12,318	11,630
Property	7,028	7,217
Auto liability	6,318	6,569
International	5,409	4,939
Reinsurance	3,194	2,886
Medical malpractice	2,196	2,363
Products liability	1,988	1,937
Accident and health	1,700	1,678
Aircraft	1,615	1,844
Commercial multiple peril	1,449	1,359
Fidelity/ surety	1,006	1,072
Other	3,553	3,112

Total	$78,966	$77,169

*	Presented by lines of business pursuant to statutory reporting requirements as prescribed by the National Association of Insurance Commissioners.
     AIG’s gross reserve for losses and loss expenses represents the accumulation of estimates of ultimate losses, including IBNR and loss expenses. The methods used to determine loss reserve estimates and to establish the resulting reserves are continually reviewed and updated by management. Any adjustments resulting therefrom are reflected in operating income currently. Because loss reserve estimates are subject to the outcome of future events, changes in estimates are unavoidable given that loss trends vary and time is often required for changes in trends to be recognized and confirmed. Reserve changes that increase previous estimates of ultimate cost are referred to as unfavorable adverse development or reserve strengthening. Reserve changes that decrease previous estimates of ultimate cost are referred to as favorable development.
     At June 30, 2006, General Insurance net loss reserves increased $2.74 billion from the prior year end to $60.21 billion. The net loss reserves represent loss reserves reduced by reinsurance recoverables, net of an allowance for unrecoverable reinsurance and applicable discount for future investment income. The table below classifies the components of the General Insurance net loss reserves by business unit as of June 30, 2006 and December 31, 2005.

(in millions)	June 30, 2006	December 31, 2005

DBG(a)	$42,508	$40,782
Transatlantic	5,893	5,690
Personal Lines(b)	2,533	2,578
Mortgage Guaranty	367	340
Foreign General(c)	8,913	8,086

Total Net Loss Reserve	$60,214	$57,476

(a)	At June 30, 2006 and December 31, 2005, DBG loss reserves include approximately $3.55 billion and $3.77 billion, respectively, ($3.96 billion and $4.26 billion, respectively, before discount) related to business written by DBG but ceded to AIRCO and reported in AIRCO’s statutory filings. DBG loss reserves also include approximately $498 million and $407 million related to business included in AIUO’s statutory filings at June 30, 2006 and December 31, 2005, respectively.
(b)	At June 30, 2006 and December 31, 2005, Personal Lines loss reserves include $885 million and $878 million, respectively, related to business ceded to DBG and reported in DBG’s statutory filings.
(c)	At June 30, 2006 and December 31, 2005, Foreign General loss reserves include approximately $2.68 billion and $2.15 billion, respectively, related to business reported in DBG’s statutory filings.
     The DBG net loss reserve of $42.51 billion is comprised principally of the business of AIG subsidiaries participating in the American Home/National Union pool (11 companies) and the surplus lines pool (Lexington, Starr Excess Liability Insurance Company and Landmark Insurance Company).
     Beginning in 1998, DBG ceded a quota share percentage of its other liability occurrence and products liability occurrence business to AIRCO. The quota share percentage ceded was 40 percent in 1998, 65 percent in 1999, 75 percent in 2000 and 2001, 50 percent in 2002 and 2003, 40 percent in 2004, 35 percent in 2005 and 20 percent in 2006 and covered all business written in these years for these lines by participants in the American Home/National Union pool. In 1998 the cession reflected only the other liability occurrence business, but in 1999 and subsequent years included products liability occurrence. AIRCO’s loss reserves relating to these quota share cessions from DBG are recorded on a discounted basis. As of June 30, 2006, AIRCO carried a discount of approximately $410 million applicable to the $3.96 billion in undiscounted reserves it assumed from the American Home/National Union pool via this quota share cession. AIRCO also carries approximately $478 million in net loss reserves relating to Foreign General insurance business. These reserves are carried on an undiscounted basis.
     Beginning in 1997, the Personal Lines division ceded a percentage of all business written by the companies participating in the personal lines pool to the American Home/National Union pool. As noted above, the total reserves carried by participants in the American Home/National Union

American International Group, Inc. and Subsidiaries

pool relating to this cession amounted to $885 million as of June 30, 2006.
     The companies participating in the American Home/National Union pool have maintained a participation in the business written by AIU for decades. As of June 30, 2006, these AIU reserves carried by participants in the American Home/National Union pool amounted to approximately $2.68 billion. The remaining Foreign General reserves are carried by AIUO, AIRCO, and other smaller AIG subsidiaries domiciled outside the United States. Statutory filings in the U.S. by AIG companies reflect all the business written by U.S. domiciled entities only, and therefore exclude business written by AIUO, AIRCO, and all other internationally domiciled subsidiaries. The total reserves carried at June 30, 2006 by AIUO and AIRCO were approximately $4.21 billion and $4.03 billion, respectively. AIRCO’s $4.03 billion in total general insurance reserves consist of approximately $3.55 billion from business assumed from the American Home/ National Union pool and an additional $478 million relating to Foreign General Insurance business.
Discounting of Reserves
At June 30, 2006, AIG’s overall General Insurance net loss reserves reflects a loss reserve discount of $2.11 billion, including tabular and non-tabular calculations. The tabular workers compensation discount is calculated using a 3.5 percent interest rate and the 1979-81 Decennial Mortality Table. The non-tabular workers compensation discount is calculated separately for companies domiciled in New York and Pennsylvania, and follows the statutory regulations for each state. For New York companies, the discount is based on a five percent interest rate and the companies’ own payout patterns. For Pennsylvania companies, the statute has specified discount factors for accident years 2001 and prior, which are based on a six percent interest rate and an industry payout pattern. For accident years 2002 and subsequent, the discount is based on the yield of U.S. Treasury securities ranging from one to twenty years and the company’s own payout pattern, with the future expected payment for each year using the interest rate associated with the corresponding Treasury security yield for that time period. The discount is comprised of the following: $512 million – tabular discount for workers compensation in DBG; $1.19 billion – non-tabular discount for workers compensation in DBG; and, $410 million – non-tabular discount for other liability occurrence and products liability occurrence in AIRCO. The total undiscounted workers compensation loss reserve carried by DBG is approximately $10.2 billion as of June 30, 2006. The other liability occurrence and products liability occurrence business in AIRCO that is assumed from DBG is discounted based on the yield of U.S. Treasury securities ranging from one to twenty years and the DBG payout pattern for this business. The undiscounted reserves assumed by AIRCO from DBG totaled approximately $3.96 billion at June 30, 2006.
Quarterly Reserving Process
It is management’s belief that the General Insurance net loss reserves are adequate to cover General Insurance net losses and loss expenses as of June 30, 2006. While AIG regularly reviews the adequacy of established loss reserves, there can be no assurance that AIG’s ultimate loss reserves will not develop adversely and materially exceed AIG’s loss reserves as of June 30, 2006. In the opinion of management, such adverse development and resulting increase in reserves is not likely to have a material adverse effect on AIG’s consolidated financial position, although it could have a material adverse effect on AIG’s consolidated results of operations for an individual reporting period.
The table below presents the reconciliation of General Insurance net loss reserves for the three and six-month periods ended June 30, 2006 and 2005 as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

(in millions)	2006	2005	2006	2005

Net reserve for losses and loss expenses at beginning of period	$58,892	$49,334	$57,476	$47,254
Foreign exchange effect	370	(349)	487	(321)

Losses and loss expenses incurred:
Current year	6,911	7,032	13,752	14,071
Prior years, other than accretion of discount*	(248)	(13)	(213)	130
Prior years, accretion of discount	101	97	202	194

Losses and loss expenses incurred	6,764	7,116	13,741	14,395

Losses and loss expenses paid	5,812	5,537	11,490	10,764

Net reserve for losses and loss expenses at end of period	$60,214	$50,564	$60,214	$50,564

*	Includes $30 million and $35 million in the three-month periods ended June 30, 2006 and 2005, respectively, for the general reinsurance operations of Transatlantic and $(63) million and $0, respectively, of additional losses incurred resulting from increased costs related to the 2005 and 2004 catastrophes. Includes $65 million and $90 million in the six-month periods ended June 30, 2006 and 2005, respectively, for the general reinsurance operations of Transatlantic and $35 million and $118 million, respectively, of additional losses incurred resulting from increased costs related to the 2005 and 2004 catastrophes. Transatlantic includes $10 million of prior year adverse catastrophe development in both the three months and six months ended June 30, 2006.

American International Group, Inc. and Subsidiaries

     The loss ratios recorded by AIG for the first six months of 2006 take into account the results of the comprehensive reserve reviews that were completed in the fourth quarter of 2005. As explained more fully in the 2005 Annual Report on Form 10-K/A, AIG’s year-end 2005 reserve review reflected careful consideration of the reserve analyses prepared by AIG’s internal actuarial staff with the assistance of third party actuaries. In determining the appropriate loss ratios for accident year 2006 for each class of business, AIG gave appropriate consideration to the loss ratios resulting from the reserve analyses as well as all other relevant information including rate changes, expected changes in loss costs, changes in coverage, reinsurance or mix of business, and other factors that may affect the loss ratios.
     In the first six months of 2006, AIG enhanced its process of determining the quarterly loss development from prior accident years. In the first quarter of 2006, AIG began conducting additional analyses to determine the change in estimated ultimate loss for each accident year for each profit center. For example, if loss emergence for a profit center is different than expected for certain accident years in the quarter, the actuaries now take additional steps to examine the indicated effect such emergence would have on the reserves of that profit center. In some cases, the higher or lower than expected emergence may result in no clear change in the ultimate loss estimate for the accident years in question, and no adjustment would be made to the profit center’s reserves for prior accident years. In other cases, the higher or lower than expected emergence may result in a larger change, either favorable or unfavorable, than the difference between the actual and expected loss emergence. Such additional analyses were conducted for each profit center, as appropriate, in the first and second quarters of 2006 to determine the loss development from prior accident years for the first and second quarters of 2006.
     In the second quarter of 2006, net loss development from prior accident years was favorable by approximately $248 million. This reflects approximately $63 million of favorable development pertaining to catastrophes in 2005, partially offset by adverse development of approximately $30 million from Transatlantic. Excluding catastrophes and Transatlantic, as well as accretion of discount of approximately $101 million, net loss development from prior accident years in the second quarter of 2006 was favorable by approximately $215 million. The majority of the favorable development was attributable to shorter tail classes of business throughout General Insurance. This favorable development relates primarily to classes of business which did not require reserve strengthening in connection with AIG’s year-end 2005 reserve study. DBG accounted for approximately $57 million of the $215 million of overall favorable development in the second quarter of 2006, excluding catastrophes. Accident years 2003 through 2005 continued to develop favorably in the second quarter for most classes of business throughout AIG. Accident years 2001 and prior continued to develop adversely in the quarter, primarily due to approximately $125 million of adverse development from excess casualty business and approximately $35 million from the excess workers compensation class of business. The $215 million of overall net favorable development was comprised of approximately $190 million of adverse development from accident years 2002 and prior, offset by approximately $410 million of favorable development from accident years 2003 through 2005.
     In the first six months of 2006, net loss development from prior accident years was favorable by approximately $213 million. This reflects approximately $35 million of adverse development pertaining to catastrophes in 2004 and 2005 and approximately $65 million of adverse development from Transatlantic. Excluding catastrophes and Transatlantic, as well as accretion of discount of approximately $202 million, net loss development from prior accident years in the first six months of 2006 was favorable by approximately $313 million. The majority of the favorable development was attributable to shorter tail classes of business throughout General Insurance. DBG accounted for approximately $62 million of the $313 million of overall favorable development in the first six months of 2006, excluding catastrophes. Accident years 2003 through 2005 developed favorably in the first six months of 2006 for most classes of business throughout AIG. Accident years 2002 and prior developed adversely in the first six months, primarily due to approximately $300 million of adverse development from excess casualty business and approximately $70 million from the excess workers compensation class of business. The $313 million of overall net favorable development was comprised of approximately $420 million of adverse development from accident years 2002 and prior, offset by approximately $735 million of favorable development from accident years 2003 through 2005.
     In the second quarter of 2005, net loss development from prior accident years was favorable by approximately $13 million, including negligible development pertaining to catastrophes and approximately $35 million of adverse development from Transatlantic. Excluding catastrophes and Transatlantic, as well as accretion of discount of approximately $97 million, net loss development from prior accident years in the second quarter of 2005 was favorable by approximately $48 million. In the second quarter of 2005, most classes of business experienced favorable development for accident years 2002 through 2004, with the exception of D&O which continued to experience adverse development for accident year 2002. The $48 million of overall net favorable development was comprised of approximately $400 million of adverse development from accident years 2001 and prior, offset by approximately $350 million of favorable development from accident year 2004 and approximately $100 million of favorable development from accident

American International Group, Inc. and Subsidiaries

year 2003. The majority of the adverse developments from accident years 2001 and prior pertained to the excess casualty and D&O classes of business.
     In the first six months of 2005, net loss development from prior accident years was adverse by approximately $130 million, including approximately $118 million pertaining to catastrophes in 2004 and approximately $90 million of adverse development from Transatlantic. Excluding catastrophes and Transatlantic, as well as accretion of discount of approximately $194 million, net loss development from prior accident years in the first six months of 2005 was favorable by approximately $78 million. In the first six months of 2005, most classes of business experienced favorable development for accident years 2002 through 2004, with the exception of D&O which experienced approximately $100 million of adverse development for accident year 2002. The $78 million of overall net favorable development included approximately $750 million of adverse development pertaining to accident years 2001 and prior, offset by approximately $250 million of favorable development from accident year 2003 and $570 million of favorable development from accident year 2004. The majority of the adverse development from accident years 2001 and prior emanated from the excess casualty and D&O classes of business.
Loss Reserving Process
The General Insurance loss reserves can generally be categorized into two distinct groups. One group is long-tail casualty lines of business which include excess and umbrella liability, D&O, professional liability, medical malpractice, workers compensation, general liability, products liability, and related classes. The other group is short-tail lines of business consisting principally of property lines, personal lines and certain classes of casualty lines. These lines of business and actuarial assumptions made in the review of these lines of business are described in the 2005 Annual Report on Form 10-K/A.
         The process of determining the current loss ratio for each class or business segment is based on a variety of factors and is described in detail in AIG’s 2005 Annual Report on Form 10-K/A. AIG uses the process described above to update AIG’s reserves on a quarterly basis. AIG’s 2005 Annual Report on Form 10-K/A also includes a discussion and analysis of the volatility of AIG’s 2005 reserve estimates and a sensitivity analysis.
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
         As described more fully in the 2005 Annual Report on Form 10-K/A, AIG’s reserves relating to asbestos and environmental claims reflect the results of the comprehensive ground up analysis which was completed in the fourth quarter of 2005. AIG plans to update the ground up analysis on an annual basis. In the first six months of 2006, AIG maintained the ultimate loss estimates for asbestos and environmental claims resulting from the recently completed reserve analyses. A minor amount of incurred loss emergence pertaining to asbestos was reflected in the first six months of 2006, as depicted in the table that follows. This minor development is primarily attributable to the general reinsurance operations of Transatlantic.
A summary of reserve activity, including estimates for applicable IBNR, relating to asbestos and environmental claims separately and combined for the six months ended June 30, 2006 and 2005 follows:

	2006		2005

(in millions)	Gross	Net	Gross	Net

Asbestos:
Reserve for losses and loss expenses at beginning of year	$4,441	$1,840	$2,559	$1,060
Losses and loss expenses incurred*	(1)	4	96	27
Losses and loss expenses paid*	(277)	(96)	(151)	(51)

Reserve for losses and loss expenses at end of period	$4,163	$1,748	$2,504	$1,036

Environmental:
Reserve for losses and loss expenses at beginning of year	$926	$410	$974	$451
Losses and loss expenses incurred*	1	–	(12)	(3)
Losses and loss expenses paid*	(55)	(33)	(56)	(31)

Reserve for losses and loss expenses at end of period	$872	$377	$906	$417

Combined:
Reserve for losses and loss expenses at beginning of year	$5,367	$2,250	$3,533	$1,511
Losses and loss expenses incurred*	–	4	84	24
Losses and loss expenses paid*	(332)	(129)	(207)	(82)

Reserve for losses and loss expenses at end of period	$5,035	$2,125	$3,410	$1,453

*	All amounts pertain to policies underwritten in prior years.

American International Group, Inc. and Subsidiaries

     As indicated in the table above, asbestos loss payments increased significantly in the first six months of 2006 compared to the same period in the prior years, primarily as a result of payments pertaining to settlements that had been negotiated in earlier periods. There was negligible development of asbestos and environmental reserves in the first six months of 2006.
The gross and net IBNR included in the reserve for losses and loss expenses, relating to asbestos and environmental claims separately and combined, at June 30, 2006 and 2005 were estimated as follows:

	2006		2005

(in millions)	Gross	Net	Gross	Net

Asbestos	$3,100	$1,351	$1,710	$753
Environmental	562	241	543	264

Combined	$3,662	$1,592	$2,253	$1,017

A summary of asbestos and environmental claims count activity for the six months ended June 30, 2006 and 2005 was as follows:

	2006			2005

	Asbestos	Environmental	Combined	Asbestos	Environmental	Combined

Claims at beginning of year	7,293	9,873	17,166	7,575	8,216	15,791
Claims during year:
Opened	453	900	1,353	484	1,324	1,808
Settled	(73)	(83)	(156)	(32)	(108)	(140)
Dismissed or otherwise resolved	(493)	(893)	(1,386)	(580)	(1,770)	(2,350)

Claims at end of period	7,180	9,797	16,977	7,447	7,662	15,109

     The table below presents AIG’s survival ratios for asbestos and environmental claims at June 30, 2006 and 2005. The survival ratio is derived by dividing the current carried loss reserve by the average payments for the three most recent calendar years for these claims. Therefore, the survival ratio is a simplistic measure estimating the number of years it would be before the current ending loss reserves for these claims would be paid off using recent year average payments. Many factors, such as aggressive settlement procedures, mix of business and level of coverage provided, have a significant effect on the amount of asbestos and environmental reserves and payments and the resultant survival ratio. Thus, caution should be exercised in attempting to determine reserve adequacy for these claims based simply on this survival ratio.
AIG’s survival ratios for asbestos and environmental claims, separately and combined were based upon a three-year average payment. These ratios at June 30, 2006 and 2005 were as follows:

(number of years)	Gross	Net

2006
Survival ratios:
Asbestos	13.2	15.9
Environmental	6.3	5.5
Combined	11.1	11.9

2005
Survival ratios:
Asbestos	9.5	12.6
Environmental	6.4	6.6
Combined	8.4	10.0

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

American International Group, Inc. and Subsidiaries

Overseas, AIG’s Life Insurance & Retirement Services operations include insurance and investment-oriented products such as whole and term life, investment linked, universal life and endowments, personal accident and health products, group products including pension, life and health, and fixed and variable annuities.
Life Insurance & Retirement Services operations presented on a sub-product basis for the three and six-month periods ended June 30, 2006 and 2005 were as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

(in millions)	2006	2005	2006	2005

GAAP premiums:
Domestic Life:
Life insurance(a)	$557	$503	$1,073	$1,000
Home service	197	202	397	405
Group life/health	241	265	487	533
Payout annuities(b)	397	346	847	743

Total	1,392	1,316	2,804	2,681

Domestic Retirement Services:
Group retirement products	96	86	190	170
Individual fixed annuities	35	27	64	47
Individual variable annuities	130	114	258	226
Individual fixed annuities-runoff(c)	14	18	34	41

Total	275	245	546	484

Total Domestic	1,667	1,561	3,350	3,165

Foreign Life:
Life insurance	3,936	3,904	8,017	7,993
Personal accident & health	1,380	1,267	2,686	2,488
Group products	507	461	1,080	978

Total	5,823	5,632	11,783	11,459

Foreign Retirement Services:
Individual fixed annuities	94	92	189	176
Individual variable annuities	41	19	75	44

Total	135	111	264	220

Total Foreign	5,958	5,743	12,047	11,679

Total GAAP premiums	$7,625	$7,304	$15,397	$14,844

Net investment income:
Domestic Life:
Life insurance	$313	$324	$651	$696
Home service	145	157	303	304
Group life/health	52	51	106	97
Payout annuities	244	239	481	449

Total	754	771	1,541	1,546

Domestic Retirement Services:
Group retirement products	539	547	1,111	1,096
Individual fixed annuities	880	819	1,812	1,646
Individual variable annuities	50	53	102	111
Individual fixed annuities-runoff(c)	227	250	463	504

Total	1,696	1,669	3,488	3,357

Total Domestic	2,450	2,440	5,029	4,903

Foreign Life:
Life insurance(d)	1,380	1,149	2,590	2,313
Personal accident & health	71	56	135	110
Group products	115	136	292	267
Intercompany adjustments	(10)	(8)	(20)	(16)

Total	1,556	1,333	2,997	2,674

Foreign Retirement Services:
Individual fixed annuities	458	377	954	754
Individual variable annuities	(166)	17	27	153

Total	292	394	981	907

Total Foreign	1,848	1,727	3,978	3,581

Total net investment income	$4,298	$4,167	$9,007	$8,484

Realized capital gains (losses):
Domestic	$(382)	$(78)	$(576)	$(85)

American International Group, Inc. and Subsidiaries

	Three Months		Six Months
	Ended June 30,		Ended June 30,

(in millions)	2006	2005	2006	2005

Foreign	76	24	304	(132)
Pricing net investment gains(e)	88	100	212	181

Total Foreign	164	124	516	49

Total realized capital gains (losses)(e)	$(218)	$46	$(60)	$(36)

Operating Income:
Domestic	$581	$860	$1,467	$1,841
Foreign(d)	1,721	1,464	3,390	2,664

Total operating income	$2,302	$2,324	$4,857	$4,505

Life insurance in-force(f):
Domestic			$879,181	$825,151
Foreign			1,097,362	1,027,682

Total			$1,976,543	$1,852,833

(a)	Effective January 1, 2006, the Broker/Dealer operations of the Domestic Life Insurance companies are being reported and managed within the Asset Management segment. Included in GAAP premiums were revenues of $40 million and $64 million, respectively, for the three and six-month periods ended June 30, 2005.
(b)	Includes structured settlements, single premium immediate annuities and terminal funding annuities.
(c)	Primarily represents runoff annuity business sold through discontinued distribution relationships.

(d)	Includes the effect of an out of period adjustment related to the accounting for certain interests in unit investment trusts. For the three and six-month periods ended June 30, 2006 the effect was an increase of $221 million and $144 million in net investment income and operating income, respectively.

(e)	For purposes of this presentation, pricing net investment gains are segregated as a component of total realized capital gains (losses). They represent certain amounts of realized capital gains where gains are an inherent element in pricing certain life products in some foreign countries.
(f)	Amounts presented were as at June 30, 2006 and December 31, 2005.
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
AIG transacts business in most major foreign currencies. The following table summarizes the effect of changes in foreign currency exchange rates on the growth of Life Insurance & Retirement Services GAAP premiums for the three and six-month periods ended June 30, 2006:

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006

Growth in original currency*	6.8%	7.0%
Foreign exchange effect	(2.4)	(3.3)
Growth as reported in U.S. dollars	4.4%	3.7%

*	Computed using a constant exchange rate for each respective period.
Life Insurance & Retirement Services Results
Life Insurance & Retirement Services GAAP premiums increased 4 percent to $7.6 billion in the second quarter of 2006 compared to the same period in 2005. Net investment income increased for the second quarter of 2006 when compared to the same period in 2005. The increase includes the effect of an out of period adjustment relating to the accounting for certain interests in unit investment trusts totaling $221 million, reduced by lower policyholder trading gains (losses), which are linked mainly to equities, and which are offset by an equal change in incurred policy losses and benefits. In addition, certain operations experienced lower investment income related to short-term volatility of yield enhancement investments in structured notes linked to emerging market sovereign debt, which had mark-to-market losses of $46 million in the quarter.
Operating income including realized capital gains (losses) decreased slightly in the second quarter of 2006 when compared to the same period in 2005. Domestic Life operations continued to perform well in its core life insurance businesses that included growth of retail periodic sales, but operating income declined in the quarter due to lower investment income from calls and tenders, and additional reserves for legal contingencies. Domestic Retirement Services operating income grew for the quarter due to strong partnership income, lower amortization of deferred policy acquisition costs related to realized capital losses and an increase in underlying reserves which grew 3 percent in the second quarter. Foreign Life Insurance & Retirement Services operating income growth in the quarter included the effect of the aforementioned out of period adjustment and was dampened by a

American International Group, Inc. and Subsidiaries

significantly weaker Yen exchange rate compared to the same three month period last year. Realized capital gains (losses) for the second quarter of 2006 totaled a net loss of $218 million versus a gain of $46 million during the same period last year. The loss in the current quarter was primarily due to the write-down of certain fixed income securities for interest rate-related other-than-temporary declines in value where the companies’ intent to hold until recovery changed.
Life Insurance & Retirement Services GAAP premiums increased 4 percent to $15.4 billion for the first six months of 2006 compared to the same period of 2005. Net investment income increased for the first six months of 2006 reflecting a higher level of invested assets and the effect of the aforementioned out of period adjustment. Operating income, including realized capital gains (losses), grew 8 percent for the first six months of 2006 compared to the same period of 2005. Domestic Life operating income declined for the first six months of 2006 primarily due to lower investment income from calls and tenders and additional reserves for legal contingencies. Domestic Retirement Services operating income declined 22 percent for the first six months of 2006 primarily due to significant realized capital losses which more than offset increased income from growth in underlying reserves, higher partnership income and lower amortization of deferred policy acquisition costs related to capital losses. Foreign Life Insurance & Retirement Services operating income grew 27 percent for the first six months of 2006 on a U.S. dollar basis due to higher realized capitalized gains and the effect of the aforementioned out of period adjustment. Operating income growth in U.S. dollars is lower than growth on a local currency basis primarily due to a weaker Japanese Yen in the first six months of 2006 compared to the same period last year. Realized capital losses were $60 million for the first six months of 2006 compared to losses of $36 million during the same period of 2005.
Domestic Life Operations
The following table reflects retail periodic Life insurance sales by product for the three and six-month periods ended June 30, 2006 and 2005:

Domestic Life Insurance Periodic Premium Sales*

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

(in millions)	2006	2005	2006	2005

By product:
Universal life	$107	$54	$243	$112
Variable universal life	18	10	27	24
Term life	63	60	123	113
Whole life/other	3	3	6	6

Total	$191	$127	$399	$255

*	Periodic premium represents premium from new business expected to be collected over a one year period.
Quarterly Domestic Life Results
AIG’s Domestic Life operations had continued growth of GAAP premiums for the second quarter of 2006 when compared to the same period last year. The life insurance product line had strong periodic universal life sales from the independent distribution platform. While not sustainable at this pace in a very competitive environment, this result has positioned the Life insurance product line to achieve another solid sales year. AGLA, the home service business, is diversifying product offerings, enhancing the capabilities and quality of the sales force which has resulted in improved agent productivity and better persistency of in-force business. Strong growth of payout annuities GAAP premiums emanated from sales of single premium immediate annuities that remained strong during the quarter. GAAP premiums for the group life/health product line were slightly lower in the second quarter of 2006 compared to 2005 reflecting slower growth in the credit business, and tightened pricing and underwriting in the group employer lines. Restructuring efforts in this business continue to focus on new product introductions, cross selling, other growth strategies, and may include exiting certain product lines.
     Operating income for the Domestic Life Insurance line of business declined 2 percent for the second quarter of 2006 due to lower investment income related to yield enhancement activities that included mark-to-market losses of $8 million on structured notes linked to emerging market sovereign debt and lower call and tender income. Operating income for the home service line of business declined from the second quarter of 2005 due to lower investment income from calls and tenders on fixed maturity securities and mark-to-market losses of $8 million on structured notes linked to emerging market sovereign debt. The group life/health business operating income results for the second quarter of 2006 included a $24 million reserve increase related to litigation and contingencies. The payout annuities line of business operating income declined for the quarter primarily due to lower calls and tenders on fixed maturity securities when compared to the second quarter of 2005.
Year-to-date Domestic Life Results
GAAP premiums for the Domestic Life operations grew 5 percent for the first six months of 2006 compared to the same period of 2005 reflecting strong sales of universal life and single premium immediate annuities. The life insurance product line experienced strong periodic sales from the independent distribution platform for the first six months of 2006. The home service business GAAP premiums declined for the first six months of 2006 as the reduction of premium in-force outpaced the positive sales growth for the period. The payout annuities GAAP premiums growth for the first six months of 2006 reflects strong sales of single premium annuities when compared to the same period last year. GAAP premiums for the group life/health product line for the first

American International Group, Inc. and Subsidiaries

six months of 2006 reflect the restructuring efforts in certain product lines.
     Operating income for the life insurance product line declined for the first six months of 2006 due to lower investment income related to yield enhancement activities, including mark-to-market losses on structured notes linked to emerging market debt of $5 million, that offset the positive effect of higher sales. Operating income for the home service line of business grew from the same period last year due to improved persistency of premium in-force and lower acquisition costs, partially offset by mark-to-market losses of $4 million on structured notes linked to emerging market sovereign debt. The group life/health business operating income for the first six months of 2006 is lower than the same period last year due to additional reserves related to litigation and contingencies in the credit life and A&H business and transition costs related to the outsourcing of back office operations. The payout annuities product line operating income declined for the first six months of 2006 primarily due to lower calls and tenders on fixed maturity securities when compared to the same period last year.
Quarterly Domestic Retirement Services Results
Domestic Retirement Services total deposits declined approximately 6 percent for the second quarter of 2006 when compared to the year ago quarter. The decline is due to lower fixed annuity sales that continued to face increased competition from bank products in the flat yield curve environment. Individual variable annuity deposits grew 46 percent in the second quarter of 2006 from the year ago quarter reflecting strong growth in products with new guarantee features. Group retirement deposits were flat in the quarter compared to last year reflecting the increased number of policyholders nearing retirement age. New products have been launched that are designed to meet the needs of retirement age policyholders and retain assets under management.
     Group retirement products operating earnings for the second quarter of 2006 were lower than the same period last year principally due to slightly lower investment spreads, mark-to-market losses of $14 million on structured notes linked to emerging market sovereign debt and higher amortization of deferred acquisition costs related to internal replacements of existing contracts into new contracts. Individual fixed annuity operating income grew 38 percent for the second quarter of 2006 compared to last year principally due to lower amortization of deferred policy acquisition costs related to realized capital losses, higher partnership income, increased net investment spreads and growth in underlying reserves, partially offset by mark-to-market losses of $14 million on structured notes linked to emerging market sovereign debt. Operating income for individual variable annuities grew 7 percent in the second quarter of 2006 from the year ago quarter in line with growth in underlying reserves.
Year-to-date Domestic Retirement Services Results
Domestic Retirement Services total deposits declined approximately 6 percent for the first six months of 2006 when compared to the first six months of 2005. The decrease in total deposits reflects declining fixed annuity sales partially offset by strong growth in individual variable annuity sales. In addition, surrender rates during the first six months of 2006 are higher when compared to the same period last year. Net flows for the six months of 2006 were negative $2.2 billion compared to positive net flows of $1.1 billion last year reflecting lower deposits and higher surrenders. The negative flows primarily reflect runoff annuity business sold through discontinued distribution relationships.
     Group retirement products operating earnings grew 4 percent for the first six months due to higher partnership income and growth in underlying reserves, partially offset by mark-to-market losses of $9 million on structured notes linked to emerging market sovereign debt. Individual fixed annuity operating income for the first six months of 2006 grew 38 percent primarily from growth in partnership income, lower amortization of deferred policy acquisition costs related to capital losses, growth in average underlying reserves and slightly lower average crediting rates, partially offset by mark-to-market losses of $8 million on structured notes linked to emerging market sovereign debt. The individual variable annuity product line grew operating earnings for the first six months as fee income increased on higher sales volumes and increased underlying reserves.
Domestic Retirement Services Supplemental Data
The following table reflects deposits for Domestic Retirement Services for the three and six-month periods ended June 30, 2006 and 2005:

	Three Months
	Ended		Six Months Ended
	June 30,		June 30,

(in millions)	2006	2005	2006	2005

Group retirement products*	$1,608	$1,608	$3,549	$3,239
Individual fixed annuities	1,331	1,951	3,018	4,414
Individual variable annuities	1,148	785	2,175	1,676
Individual fixed annuities - runoff	42	58	85	107

Total	$4,129	$4,402	$8,827	$9,436

*	Includes mutual funds of $256 million and $239 million for the three months of 2006 and 2005, respectively and $801 million and $462 million for six months of 2006 and 2005, respectively.

American International Group, Inc. and Subsidiaries

The following chart shows the amount of reserves by surrender charge category for Domestic Retirement Services as of June 30, 2006:

	Group	Individual	Individual
	Retirement	Fixed	Variable
(in millions)	Products*	Annuities	Annuities

Zero or no surrender charge	$41,237	$10,302	$10,259
Between 0 percent - 4 percent	10,762	10,555	8,141
Greater than 4 percent	2,531	30,749	10,239
Non-Surrenderable	888	3,154	87

Total	$55,418	$54,760	$28,726

*	Excludes mutual funds.
     In the three months and six months ended June 30, 2006 surrender rates increased for individual fixed annuities, individual variable annuities and group retirement products compared to the same periods in 2005. The increase in surrender rate for fixed annuities continues to be driven by the shape of the yield curve and general aging of the in-force block; however, less than 20 percent of the individual fixed annuity reserves as of June 30, 2006 are available to be surrendered without charge. Individual variable annuity surrender rates for the second quarter and first six months of 2006 primarily reflect the higher shock-lapse that occurs following expiration of the surrender charge period on certain 3-year and 7-year contracts. Reflecting a widespread industry phenomenon, this lapse rate, much of which was anticipated when the products were issued, has recently been affected by investor demand to exchange existing policies for new-generation contracts with living benefits or lower fees. In addition, partial withdrawals on certain variable annuity products have increased as AIG has introduced features designed to generate a stream of income to the participants.
     A continued increase in the level of surrenders in any of these businesses or in the individual fixed annuities runoff block could accelerate the amortization of deferred acquisition costs in future years and negatively affect fee income earned on assets under management.
The following table reflects the net flows by line of business for Domestic Retirement Services for the three and six-month periods ended June 30, 2006 and 2005:

Domestic Retirement Services – Net Flows(a)

	Three Months
	Ended		Six Months Ended
	June 30,		June 30,

(in millions)	2006	2005	2006	2005

Group retirement products(b)	$194	$299	$635	$578
Individual fixed annuities	(736)	448	(737)	1,833
Individual variable annuities	88	(126)	(45)	(54)
Individual fixed annuities - runoff	(1,253)	(684)	(2,079)	(1,250)

Total	$(1,707)	$(63)	$(2,226)	$1,107

(a)	Net flows are defined as deposits received, less benefits, surrenders, withdrawals and death benefits.
(b)	Includes mutual funds.
     The combination of lower deposits and higher surrenders in the individual fixed annuity and individual fixed annuity-runoff blocks resulted in negative net flows for the three and six-month periods ended June 30, 2006. The continuation of the current interest rate and competitive environment could prolong this trend.
Quarterly Foreign Life Insurance & Retirement Services Results
     Foreign Life Insurance & Retirement Services operations produced 78 percent and 79 percent of Life Insurance & Retirement Services GAAP premiums for the three months ended June 30, 2006 and 2005, respectively. Foreign Life Insurance & Retirement Services GAAP premiums increased in the second quarter of 2006 by approximately 4 percent compared to the same period in 2005 on a U.S. dollar basis and 7 percent excluding the effect of currency changes. AIG transacts business in most major foreign currencies and therefore premiums reported in U.S. dollars will vary both by volume and by changes in foreign currency translation rates. Foreign life GAAP premiums growth is also affected by a continuing trend for clients to purchase investment-oriented products. This is particularly true in Southeast Asia, including Taiwan, where AIG’s life operations in that region have responded to this trend by offering a wide array of investment-linked products, both periodic pay and single premium, with multiple fund selection, but with minimal investment guarantees. For GAAP reporting purposes, only revenues from policy charges for insurance, administration, and surrender charges are reported as GAAP premiums for these life products. This product mix shift contributed to the single digit growth rate in Foreign Life Insurance & Retirement Services GAAP premiums, while continuing to grow total reserves by double digits.
     Foreign Life Insurance & Retirement Services operating income of $1.72 billion for the second quarter of 2006 included $164 million of realized capital gains compared to $124 million of gains in the year ago quarter and the effect of an out of period adjustment related to the accounting for certain interests in unit investment trusts that increased operating income by $144 million in the three and six-month periods ended June 30, 2006. Foreign Life Insurance & Retirement Services operating income grew 18 percent on a U.S. dollar basis. Similar to the effect of exchange rates on GAAP premiums, operating income results for foreign operations are negatively affected by exchange rates when compared to last year. On a comparable basis, the growth in life insurance product line results for the quarter were generally in line with the growth in underlying reserves. Personal accident & health results for the second quarter of 2006 reflect continued stable profit margins, but year-on-year comparisons in U.S. dollars are affected by the weakening Yen exchange rate given the large concentration of that product line in Japan. Group products operating income results declined slightly in the second quarter of 2006 due to higher mortality and morbidity costs when compared to the same period last year. Growth of

American International Group, Inc. and Subsidiaries

individual fixed annuities operating income for the second quarter of 2006, emanating primarily from Japan, is in line with the growth in average assets under management and the greater benefits from increasing scale. The growth of individual variable annuities operating income in the second quarter of 2006 reflects continued strong growth in assets under management related to the increased demand for those products in Japan and in Europe.
     During the second quarter of 2006, Japanese tax authorities announced a reduction in the amount of premium that policyholders may deduct from their Japanese tax returns for certain accident and health products. Foreign life operations in Japan experienced a decline in sales of those products and an increase in terminations during the quarter. The effect on second quarter 2006 operating income of higher terminations amounted to approximately $10 million of higher expenses. If terminations continue at current experience levels, operating results will continue to be negatively affected. Higher than anticipated terminations result in accelerated amortization of deferred acquisition costs, offset somewhat by the release of policy benefit reserves in excess of cash value. The amount of deferred acquisition costs related to the policies in-force for these products amounted to $278 million as of June 30, 2006. In response to the tax law change, AIG has developed new products, both life and health, to meet the needs of clients in that market. AIG continues to believe that any increase in policy terminations would not be material to AIG’s consolidated financial condition or results of operations.
Year-to-date Foreign Life Insurance & Retirement
Services Results
     Foreign Life Insurance & Retirement Services operations produced 78 percent and 79 percent of Life Insurance & Retirement Services GAAP premiums in the first six months of 2006 and 2005, respectively. GAAP premiums grew approximately 3 percent for the first six months of 2006 on a U.S. dollar basis and 7 percent when measured on an original currency basis compared to the year ago periods. Globally, AIG’s deep and diverse distribution, which includes bancassurance, worksite marketing, direct marketing and strong agency organizations, provides a powerful distribution platform for AIG’s diverse product lines. In Japan, distribution of single premium life insurance products through banks was deregulated in December 2005 resulting in strong sales of products designed for that market during the first six months of 2006. This new distribution outlet adds to the existing multiple distribution platform in Japan where AIG remains the leading foreign provider.
     Foreign Life Insurance & Retirement Services operating income for the first six months of 2006 was $3.39 billion, which included $516 million of realized capital gains and the $144 million effect of the aforementioned out of period adjustment included in life insurance, compared with $2.66 billion of operating income for the same period of 2005, which included $49 million of realized capital gains. The first six months of 2006 results for the life insurance product line also included a $37 million operating loss attributable to this segment’s share of the losses from AIG Credit Card Company (Taiwan) compared to a gain of $20 million in the first six months of 2005, due to the allowance for losses recorded in the first quarter of 2006. The positive effect of DAC and value of business acquired (VOBA) unlocking for the life insurance product line was $17 million and $58 million for the first six months of 2006 and 2005, respectively. Personal accident and health product line results for the first six months of 2006 reflect the growth of underlying premium in-force, although growth is dampened by a weaker Yen exchange rate when compared to the same period last year. The Foreign Retirement Services business continued to grow in Japan and Korea by expanding distribution and leveraging AIG’s product expertise. Reserves for individual fixed annuities continue to grow although demand for multi-currency fixed annuities in Japan has slowed due to currency rate fluctuations, rising local interest rates and equity markets. Growth of individual variable annuities has accelerated as those products have become more popular with consumers in Japan and Europe coupled with improved performance of equity markets. The largest contributor to the growth in group products is the pension profit center which experienced higher growth in fee income emanating from increased assets under management.

American International Group, Inc. and Subsidiaries

Life Insurance & Retirement Services Net Investment Income and Realized Capital Gains (losses)
The following table summarizes the components of net investment income for the three and six-month periods ended June 30, 2006 and 2005:

	Three Months
	Ended		Six Months Ended
	June 30,		June 30,

(in millions)	2006	2005	2006	2005

Domestic
Fixed maturities, including short term investments	$2,219	$2,317	$4,527	$4,549
Equity securities	2	6	7	6
Interest on mortgage, policy and collateral loans	195	177	384	344
Partnership income – excluding Synfuels	72	25	213	179
Partnership income (loss) – Synfuels	(22)	(43)	(59)	(79)
Other	13	(8)	10	(35)

Total investment income	2,479	2,474	5,082	4,964
Investment expenses	29	34	53	61

Net investment income	$2,450	$2,440	$5,029	$4,903

Foreign
Fixed maturities, including short term investments	$1,718	$1,524	$3,249	$2,897
Equity securities	95	70	166	112
Interest on mortgage, policy and collateral loans	110	109	218	222
Partnership income	23	8	40	20
Other(a)	293	120	366	203

Total investment income before policyholder trading gains (losses)	2,239	1,831	4,039	3,454
Policyholder trading gains (losses)(b)	(324)	(54)	61	224

Total investment income	1,915	1,777	4,100	3,678
Investment expenses	67	50	122	97

Net investment income	$1,848	$1,727	$3,978	$3,581

Total
Fixed maturities, including short term investments	$3,937	$3,841	$7,776	$7,446
Equity securities	97	76	173	118
Interest on mortgage, policy and collateral loans	305	286	602	566
Partnership income – excluding Synfuels	95	33	253	199
Partnership income (loss) – Synfuels	(22)	(43)	(59)	(79)
Other(a)	306	112	376	168

Total investment income before policyholder trading gains (losses)	4,718	4,305	9,121	8,418
Policyholder trading gains (losses)(b)	(324)	(54)	61	224

Total investment income	4,394	4,251	9,182	8,642

Investment expenses	96	84	175	158

Net investment income	$4,298	$4,167	$9,007	$8,484

(a)	Includes the effect of an out of period adjustment relating to the accounting for certain interests in unit investment trusts. For the three and six-month periods ended June 30, 2006, the effect was an increase of $221 million.

(b)	Relates principally to assets held in various trading securities accounts that do not qualify for separate account treatment under SOP 03-1. These amounts are offset by an equal change included in incurred policy losses and benefits.
The following table summarizes Domestic Life Insurance & Retirement Services partnership income (loss) by line of business for the three and six-month periods ended June 30, 2006 and 2005:

	Three Months
	Ended		Six Months Ended
	June 30,		June 30,

(in millions)	2006	2005	2006	2005

Domestic life – excluding Synfuels:
Life insurance	$2	$25	$10	$104
Home service	–	1	2	2

Subtotal	2	26	12	106

Domestic life – Synfuels:
Life insurance	(16)	(29)	(41)	(53)
Home service	(6)	(14)	(18)	(26)

Subtotal	(22)	(43)	(59)	(79)

Total domestic life	(20)	(17)	(47)	27

Retirement services:
Group retirement products	35	–	77	25
Individual fixed annuities	35	(1)	124	48

Total retirement services	70	(1)	201	73

Total	$50	$(18)	$154	$100

American International Group, Inc. and Subsidiaries

Quarterly Life Insurance & Retirement Services Net Investment Income and Realized Capital Gains (Losses)
     Net investment income increased 3 percent for the second quarter of 2006 when compared to the same period in 2005 as a result of the above mentioned out of period adjustment. This adjustment offset a decline which was mostly attributable to lower policyholder trading gains (losses), which are linked mainly to equities, and are offset by an equal change in incurred policy losses and benefits. Investment income results for certain operations were reduced in the second quarter of 2006 by losses related to investments in structured notes linked to emerging market sovereign debt that incorporates both interest rate risk and currency risk. Mark-to-market losses related to these structured notes were $46 million and $28 million for the three and six months ended June 30, 2006, respectively. In addition, period to period comparisons of investment income for some lines of business are affected by yield enhancement activity, particularly partnership income as shown in the above table.
     AIG generates income tax credits as a result of investing in synthetic fuel production (synfuels) related to the investment loss shown in the above table and records those benefits in its provision for income taxes. The amount of those income tax credits was $21 million and $61 million for the three months ended June 30, 2006 and 2005, respectively. See Note 6(l) of Notes to Consolidated Financial Statements for a further discussion of the effect of the change in oil prices on synfuel tax credits. AIG may reduce future production levels depending upon oil prices which affect the availability of the synthetic fuel tax credit.
Year-to-date Life Insurance & Retirement Services Net Investment Income and Realized Capital Gains (Losses)
     The growth in net investment income for the first six months of 2006 compared to a year ago parallels the growth in general account reserves and surplus for both Domestic and Foreign Life Insurance & Retirement Services companies and the effect of the aforementioned out of period adjustment. Also, net investment income was positively affected by the compounding of previously earned and reinvested investment cash flows along with the addition of new net cash flows from operations. Investment income includes income generated from traditional fixed income investments as well as income generated from other sources.
     The amount of income tax credits generated as a result of investing in synthetic fuel production (synfuels) was $59 million and $115 million for the first six months of 2006 and 2005, respectively.
The following table summarizes realized capital gains (losses) by major category for the three and six-month periods ended June 30, 2006 and 2005:

	Three Months
	Ended		Six Months Ended
	June 30,		June 30,

(in millions)	2006	2005	2006	2005

Domestic life:
Fixed maturities	$(42)	$28	$(64)	$23
Equity securities	4	7	6	7
Other:
FAS 52	1	–	–	–
FAS 133	28	(171)	115	(66)
Other-than-temporary declines	(58)	(2)	(112)	(25)
Other	(8)	3	(12)	(2)

Total domestic life	(75)	(135)	(67)	(63)

Domestic retirement services:
Fixed maturities	(22)	(14)	(94)	(44)
Equity securities	17	24	31	31
Other:
FAS 133	(42)	95	(36)	85
Other-than-temporary declines	(249)	(72)	(374)	(114)
Other	(11)	24	(36)	20

Total domestic retirement services	(307)	57	(509)	(22)

Foreign:
Fixed maturities	(125)	72	(146)	137
Equity securities	250	104	401	157
Other:
FAS 52	(95)	(65)	(90)	(176)
FAS 133	87	38	346	(26)
Other-than-temporary declines	(4)	(21)	(45)	(26)
Other	51	(4)	50	(17)

Total foreign	164	124	516	49

Total	$(218)	$46	$(60)	$(36)

American International Group, Inc. and Subsidiaries

     Realized capital gains (losses) include normal portfolio transactions as well as derivative gains (losses) for transactions that do not qualify for hedge accounting treatment under FAS 133, transactional foreign exchange gains and losses and other-than-temporary declines in the value of investments. Line of business results for Domestic Life Insurance & Retirement Services exclude the effect of realized capital gains (losses), but include the related effect on the amortization of deferred acquisition costs.
Life Insurance & Retirement Services Underwriting and Investment Risk
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
     Both the contagion and mortality rate of any mutated H5N1 virus that can be transmitted from human to human are highly speculative. AIG continues to monitor the developing facts. A significant global outbreak could have a material adverse effect on Life Insurance & Retirement Services operating results and liquidity from increased mortality and morbidity rates. For a further discussion of pandemic influenza, see “Managing Market Risk – Catastrophe Exposures – Pandemic Influenza.”
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
     AIG generally obtains letters of credit in order to obtain statutory recognition of these intercompany reinsurance transactions. For this purpose, AIG entered into a $2.5 billion syndicated letter of credit facility in December 2004. Letters of credit totaling $2.5 billion were outstanding as of June 30, 2006. The letter of credit facility has a ten-year term, but the facility can be reduced or terminated by the lenders beginning after seven years.
     In November 2005, AIG entered into a revolving credit facility for an aggregate amount of $3 billion. The facility can be drawn in the form of letters of credit with terms of up to ten years. As of June 30, 2006, $2.33 billion principal amount of letters of credit are outstanding under this facility, of which approximately $939 million relates to life intercompany reinsurance transactions. AIG also obtained approximately $298 million letters of credit on a bilateral basis.
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

American International Group, Inc. and Subsidiaries

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
     In the first six months of 2006, new money investment yields have been generally rising in some markets, such as Japan, Thailand and the U.S., which is generally favorable to AIG’s spread-based businesses. In regard to inforce business, management focus is required in both the investment and product management process to maintain an adequate yield to match the interest necessary to support future policy liabilities. Business strategies continue to evolve to maintain profitability of the overall business. As such, in some countries, new products are being introduced with minimal investment guarantees resulting in a shift toward investment linked savings products and away from traditional savings products with higher guarantees.
     The investment of insurance cash flows and reinvestment of the proceeds of matured securities and coupons requires active management of investment yields while maintaining satisfactory investment quality and liquidity.
     AIG may use alternative investments in certain foreign jurisdictions where interest rates remain low and there are limited long-dated bond markets, including equities, real estate and foreign currency denominated fixed income instruments to extend the duration or increase the yield of the investment portfolio to more closely match the requirements of the policyholder liabilities and DAC recoverability. This strategy has been effectively used in Japan and more recently by Nan Shan in Taiwan. Foreign assets comprised approximately 29 percent of Nan Shan’s invested assets at June 30, 2006, slightly below the maximum allowable percentage under current regulation. In response to the low interest rate environment and the volatile exchange rate of the NT dollar, Nan Shan is emphasizing new products with lower implied guarantees, including participating endowments and variable universal life. Although the risks of a continued low interest rate environment coupled with a volatile NT dollar could increase net liabilities and require additional capital to maintain adequate local solvency margins, Nan Shan currently believes it has adequate resources to meet all future policy obligations.
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
     DAC for Life Insurance & Retirement Services products arises from the deferral of those costs that vary with, and are directly related to, the acquisition of new or renewal business. Policy acquisition costs for life insurance products are generally deferred and amortized over the premium paying period of the policy. Policy acquisition costs that relate to universal life and investment-type products, including variable and fixed annuities (investment-oriented products) are deferred and amortized, with interest, as appropriate, in relation to the historical and future incidence of estimated gross profits to be realized over the estimated lives of the contracts. Amortization expense includes the effects of current period realized capital gains and losses for investment type products. With respect to investment-oriented products, AIG’s policy is to adjust amortization assumptions for DAC when estimates of current or future gross profits to be realized from these contracts are revised. With respect to variable annuities sold domestically (representing the vast majority of AIG’s variable annuity business), the assumption for the long-term annual net growth rate of the equity markets used in the determination of DAC amortization is approximately ten percent. A methodology referred to as “reversion to the mean” is used to maintain this long-term net growth rate assumption, while giving consideration to short-term variations in equity markets. Estimated gross profits include investment income and gains and losses less interest required on policyholder reserves, as well as other charges in the contract less actual mortality and expenses. Current experience and changes in the expected future gross profits are analyzed to determine the effect on the amortization of DAC. The estimation of projected gross profits requires significant management judgment. The assumptions with respect to the current and projected gross profits are reviewed and analyzed quarterly and are adjusted accordingly.

American International Group, Inc. and Subsidiaries

The following table summarizes the major components of the changes in DAC and VOBA for the six months ended June 30, 2006 and 2005:

(in millions)	2006			2005

	DAC	VOBA	Total	DAC	VOBA	Total

Domestic Life Insurance & Retirement Services:
Balance at beginning of year	$10,505	$865	$11,370	$8,830	$836	$9,666
Acquisition costs deferred	1,104	–	1,104	1,057	–	1,057
Amortization (charged) or credited to operating income:
Related to realized capital gains (losses)	85	16	101	6	–	6
Related to unlocking future assumptions	4	(3)	1	–	–	–
All other amortization	(766)	(45)	(811)	(725)	(47)	(772)
Related to change in unrealized gains (losses) on securities	1,854	154	2,008	58	(37)	21
Increase (decrease) due to foreign exchange	16	4	20	(4)	(2)	(6)

Balance at end of period	$12,802	$991	$13,793	$9,222	$750	$9,972

Foreign Life Insurance & Retirement Services:
Balance at beginning of year	$16,552	$1,278	$17,830	$14,472	$1,681	$16,153
Acquisition costs deferred	2,481	–	2,481	2,302	–	2,302
Amortization (charged) or credited to operating income:
Related to realized capital gains (losses)	1	–	1	(2)	1	(1)
Related to unlocking future assumptions	28	–	28	62	–	62
All other amortization	(1,168)	(95)	(1,263)	(909)	(123)	(1,032)
Related to change in unrealized gains (losses) on securities	83	(5)	78	(241)	(8)	(249)
Increase (decrease) due to foreign exchange	856	78	934	(223)	(70)	(293)

Balance at end of period	$18,833	$1,256	$20,089	$15,461	$1,481	$16,942

Total Life Insurance & Retirement Services:
Balance at beginning of year	$27,057	$2,143	$29,200	$23,302	$2,517	$25,819
Acquisition costs deferred	3,585	–	3,585	3,359	–	3,359
Amortization (charged) or credited to operating income:
Related to realized capital gains (losses)	86	16	102	4	1	5
Related to unlocking future assumptions	32	(3)	29	62	–	62
All other amortization	(1,934)	(140)	(2,074)	(1,634)	(170)	(1,804)
Related to change in unrealized gains (losses) on securities	1,937	149	2,086	(183)	(45)	(228)
Increase (decrease) due to foreign exchange	872	82	954	(227)	(72)	(299)

Balance at end of period	$31,635	$2,247	$33,882	$24,683	$2,231	$26,914

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

American International Group, Inc. and Subsidiaries

Invested Assets
The following tables summarize the composition of AIG’s invested assets by segment, at June 30, 2006 and December 31, 2005:

		Life
		Insurance &
	General	Retirement	Asset	Financial
(in millions)	Insurance	Services	Management	Services	Other	Total

2006
Fixed maturities:
Bonds available for sale, at market value	$58,449	$271,261	$31,175	$1,298	$–	$362,183
Bonds held to maturity, at amortized cost	21,510	–	–	–	–	21,510
Bond trading securities, at market value	–	1,312	5,175	–	–	6,487
Equity securities:
Common stocks available for sale, at market value	4,522	9,019	227	–	61	13,829
Common and preferred stocks trading, at market value	344	10,140	373	–	–	10,857
Preferred stocks available for sale, at market value	1,797	644	–	6	–	2,447
Mortgage loans on real estate, net of allowance	13	11,882	4,215	70	–	16,180
Policy loans	2	7,314	48	2	–	7,366
Collateral and guaranteed loans, net of allowance	3	1,204	751	2,002	98	4,058
Financial services assets:
Flight equipment primarily under operating leases, net of accumulated depreciation	–	–	–	39,307	–	39,307
Securities available for sale, at market value	–	–	–	38,678	–	38,678
Trading securities, at market value	–	–	–	5,165	–	5,165
Spot commodities	–	–	–	797	–	797
Unrealized gain on swaps, options and forward transactions	–	–	–	18,901	–	18,901
Trading assets	–	–	–	1,345	–	1,345
Securities purchased under agreements to resell, at contract value	–	–	–	14,085	–	14,085
Finance receivables, net of allowance	–	–	–	27,515	–	27,515
Securities lending collateral, at market value	5,700	49,357	13,611	64	–	68,732
Other invested assets	7,330	8,644	11,566	1,869	1	29,410
Short-term investments, at cost	3,950	8,050	8,125	1,055	6	21,186

Total investments and financial services assets as shown in the balance sheet	103,620	378,827	75,266	152,159	166	710,038

Cash	635	350	863	284	8	2,140
Investment income due and accrued	1,160	4,182	366	19	5	5,732
Real estate, net of accumulated depreciation	634	2,762	2,470	24	36	5,926

Total invested assets	$106,049	$386,121	$78,965	$152,486	$215	$723,836

American International Group, Inc. and Subsidiaries

		Life
		Insurance &
	General	Retirement	Asset	Financial
(in millions)	Insurance	Services	Management	Services	Other	Total

2005
Fixed maturities:
Bonds available for sale, at market value	$50,870	$273,165	$34,174	$1,307	$–	$359,516
Bonds held to maturity, at amortized cost	21,528	–	–	–	–	21,528
Bond trading securities, at market value	–	1,073	3,563	–	–	4,636
Equity securities:
Common stocks available for sale, at market value	4,505	7,436	227	–	59	12,227
Common stocks trading, at market value	425	8,122	412	–	–	8,959
Preferred stocks available for sale, at market value	1,632	760	–	10	–	2,402
Mortgage loans on real estate, net of allowance	14	10,247	3,968	71	–	14,300
Policy loans	2	6,987	48	2	–	7,039
Collateral and guaranteed loans, net of allowance	3	1,172	578	1,719	98	3,570
Financial services assets:
Flight equipment primarily under operating leases, net of accumulated depreciation	–	–	–	36,245	–	36,245
Securities available for sale, at market value	–	–	–	37,511	–	37,511
Trading securities, at market value	–	–	–	6,499	–	6,499
Spot commodities	–	–	–	92	–	92
Unrealized gain on swaps, options and forward transactions	–	–	–	18,695	–	18,695
Trading assets	–	–	–	1,204	–	1,204
Securities purchased under agreements to resell, at contract value	–	28	–	14,519	–	14,547
Finance receivables, net of allowance	–	–	–	27,995	–	27,995
Securities lending collateral, at market value	4,931	42,991	11,549	–	–	59,471
Other invested assets	6,272	7,777	10,459	2,751	8	27,267
Short-term investments, at cost	2,482	5,855	5,619	1,382	4	15,342

Total investments and financial services assets as shown in the balance sheet	92,664	365,613	70,597	150,002	169	679,045

Cash	305	989	196	331	76	1,897
Investment income due and accrued	1,232	4,073	402	18	2	5,727
Real estate, net of accumulated depreciation	603	2,729	1,710	24	32	5,098

Total invested assets	$94,804	$373,404	$72,905	$150,375	$279	$691,767

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

American International Group, Inc. and Subsidiaries

The following tables summarize the composition of AIG’s insurance and asset management invested assets by segment, at June 30, 2006 and December 31, 2005:

		Life
		Insurance &				Percent Distribution
	General	Retirement	Asset		Percent
(dollars in millions)	Insurance	Services	Management	Total	of Total	Domestic	Foreign

2006
Fixed maturities:
Bonds available for sale, at market value	$58,449	$271,261	$31,175	$360,885	63.2%	57.4%	42.6%
Bonds held to maturity, at amortized cost	21,510	–	–	21,510	3.8	100.0	–
Bond trading securities, at market value	–	1,312	5,175	6,487	1.1	3.0	97.0
Equity securities:
Common stocks available for sale, at market value	4,522	9,019	227	13,768	2.4	26.1	73.9
Common and preferred stocks trading, at market value	344	10,140	373	10,857	1.9	3.2	96.8
Preferred stocks available for sale, at market value	1,797	644	–	2,441	0.4	83.0	17.0
Mortgage loans on real estate, net of allowance	13	11,882	4,215	16,110	2.8	83.5	16.5
Policy loans	2	7,314	48	7,364	1.3	40.9	59.1
Collateral and guaranteed loans, net of allowance	3	1,204	751	1,958	0.4	5.2	94.8
Securities lending collateral, at market value	5,700	49,357	13,611	68,668	12.0	86.9	13.1
Other invested assets	7,330	8,644	11,566	27,540	4.8	86.4	13.6
Short-term investments, at cost	3,950	8,050	8,125	20,125	3.6	35.4	64.6
Cash	635	350	863	1,848	0.3	27.6	72.4
Investment income due and accrued	1,160	4,182	366	5,708	1.0	55.2	44.8
Real estate, net of accumulated depreciation	634	2,762	2,470	5,866	1.0	51.2	48.8

Total	$106,049	$386,121	$78,965	$571,135	100.0%	61.0%	39.0%

American International Group, Inc. and Subsidiaries

		Life
		Insurance &				Percent Distribution
	General	Retirement	Asset		Percent
(dollars in millions)	Insurance	Services	Management	Total	of Total	Domestic	Foreign

2005
Fixed maturities:
Bonds available for sale, at market value	$50,870	$273,165	$34,174	$358,209	66.2%	59.2%	40.8%
Bonds held to maturity, at amortized cost	21,528	–	–	21,528	4.0	100.0	–
Bond trading securities, at market value	–	1,073	3,563	4,636	0.9	3.3	96.7
Equity securities:
Common stocks available for sale, at market value	4,505	7,436	227	12,168	2.2	28.7	71.3
Common stocks trading, at market value	425	8,122	412	8,959	1.7	4.8	95.2
Preferred stocks available for sale, at market value	1,632	760	–	2,392	0.4	88.8	11.2
Mortgage loans on real estate, net of allowance	14	10,247	3,968	14,229	2.7	84.6	15.4
Policy Loans	2	6,987	48	7,037	1.3	42.8	57.2
Collateral and guaranteed loans, net of allowance	3	1,172	578	1,753	0.3	1.2	98.8
Securities purchased under agreements to resell, at contract value	–	28	–	28	–	–	100.0
Securities lending collateral, at market value	4,931	42,991	11,549	59,471	11.0	87.3	12.7
Other invested assets	6,272	7,777	10,459	24,508	4.5	85.8	14.2
Short-term investments, at cost	2,482	5,855	5,619	13,956	2.6	27.3	72.7
Cash	305	989	196	1,490	0.2	15.0	85.0
Investment income due and accrued	1,232	4,073	402	5,707	1.1	56.9	43.1
Real estate, net of accumulated depreciation	603	2,729	1,710	5,042	0.9	45.2	54.8

Total	$94,804	$373,404	$72,905	$541,113	100.0%	62.3%	37.7%

Credit Quality
At June 30, 2006, approximately 59 percent of the fixed maturities investments were domestic securities. Approximately 37 percent of such domestic securities were rated AAA by one or more of the principal rating agencies. Approximately seven percent were below investment grade or not rated.
     A significant portion of the foreign fixed income portfolio is rated by Moody’s Investors Service (Moody’s), S&P or similar foreign services. Similar credit quality rating services are not available in all overseas locations. AIG reviews the credit quality of the foreign portfolio nonrated fixed income investments, including mortgages. At June 30, 2006, approximately 18 percent of the foreign fixed income investments were either rated AAA or, on the basis of AIG’s internal analysis, were equivalent from a credit standpoint to securities so rated. Approximately six percent were below investment grade or not rated at that date. A large portion of the foreign fixed income portfolio are sovereign fixed maturity securities supporting the policy liabilities in the country of issuance.
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
     As a result of these policies, AIG recorded, in realized capital gains (losses), other-than-temporary impairment pre-tax losses of $370 million and $107 million for the three-month periods ended June 30, 2006 and 2005, respectively, and $596 million and $200 million for the six-month periods ended June 30, 2006 and 2005, respectively.
     No impairment charge with respect to any one single credit was significant to AIG’s consolidated financial condition or results of operations, and no individual impairment loss exceeded 1.0 percent of consolidated net income for the first six months of 2006.
     Excluding the other-than-temporary impairments noted above, the changes in market value for AIG’s available for sale portfolio, which constitutes the vast majority of AIG’s investments, were recorded in accumulated other comprehensive income as unrealized gains or losses, net of tax.
     At June 30, 2006, the fair value of AIG’s fixed maturities and equity securities aggregated to $417.3 billion. At June 30, 2006, aggregate unrealized gains after taxes for fixed maturity and equity securities were $7.0 billion. At June 30, 2006, the aggregate unrealized losses after taxes of fixed maturity and equity securities were approximately $6.2 billion.
     The effect on net income of unrealized losses after taxes will be further mitigated upon realization, because certain realized losses will be charged to participating policyholder accounts, or realization will result in current decreases in the amortization of certain deferred policy acquisition costs.
     At June 30, 2006, unrealized losses for fixed maturity securities and equity securities did not reflect any significant industry concentrations.
The amortized cost of fixed maturities available for sale in an unrealized loss position at June 30, 2006, by contractual maturity, is shown below:

Amortized
(in millions)	Cost

Due in one year or less	$5,690
Due after one year through five years	36,505
Due after five years through ten years	92,162
Due after ten years	93,329

Total	$227,686

     In the six months ended June 30, 2006, the pretax realized losses incurred with respect to the sale of fixed maturities and equity securities were $790 million. The aggregate fair value of securities sold was $25.8 billion, which was approximately 97 percent of amortized cost. The average period of time that securities sold at a loss during the six months ended June 30, 2006 were trading continuously at a price below book value was approximately five months.

American International Group, Inc. and Subsidiaries

At June 30, 2006, aggregate pretax unrealized gains were $10.79 billion, while the pretax unrealized losses with respect to investment grade bonds, non-investment grade bonds and equity securities were $9.0 billion, $320 million and $338 million, respectively. Aging of the pretax unrealized losses with respect to these securities, distributed as a percentage of cost relative to unrealized loss (the extent by which the market value is less than amortized cost or cost), including the number of respective items, was as follows:

	Less than or equal to			Greater than 20% to			Greater than
	20% of Cost(a)			50% of Cost(a)			50% of Cost(a)			Total

Aging		Unrealized			Unrealized			Unrealized			Unrealized
(dollars in millions)	Cost(a)	Loss	Items	Cost(a)	Loss	Items	Cost(a)	Loss	Items	Cost(a)	Loss(b)	Items

Investment grade bonds
0-6 months	$117,600	$3,355	15,449	$46	$10	4	$28	$20	10	$117,674	$3,385	15,463
7-12 months	76,863	4,237	9,561	59	14	5	—	—	5	76,922	4,251	9,571
>12 months	23,185	1,267	3,015	172	41	11	8	6	13	23,365	1,314	3,039

Total	$217,648	$8,859	28,025	$277	$65	20	$36	$26	28	$217,961	$8,950	28,073

Non-investment grade bonds
0-6 months	$7,214	$164	1,494	$31	$9	8	$14	$11	11	$7,259	$184	1,513
7-12 months	1,401	68	207	6	2	2	—	—	1	1,407	70	210
>12 months	1,043	62	214	14	3	4	2	1	16	1,059	66	234

Total	$9,658	$294	1,915	$51	$14	14	$16	$12	28	$9,725	$320	1,957

Total bonds
0-6 months	$124,814	$3,519	16,943	$77	$19	12	$42	$31	21	$124,933	$3,569	16,976
7-12 months	78,264	4,305	9,768	65	16	7	—	—	6	78,329	4,321	9,781
>12 months	24,228	1,329	3,229	186	44	15	10	7	29	24,424	1,380	3,273

Total	$227,306	$9,153	29,940	$328	$79	34	$52	$38	56	$227,686	$9,270	30,030

Equity securities
0-6 months	$4,251	$200	2,325	$144	$36	175	$10	$6	22	$4,405	$242	2,522
7-12 months	944	56	415	92	25	132	20	15	27	1,056	96	574
>12 months	—	—	—	—	—	—	—	—	—	—	—	—

Total	$5,195	$256	2,740	$236	$61	307	$30	$21	49	$5,461	$338	3,096

(a)	For bonds, represents amortized cost.
(b)	As more fully described above, upon realization, certain realized losses will be charged to participating policyholder accounts, or realization will result in a current decrease in the amortization of certain deferred policy acquisition costs.
     As stated previously, the valuation for AIG’s investment portfolio comes from market exchanges or dealer quotations, with the exception of nontraded securities. AIG considers nontraded securities to mean certain fixed income investments, certain structured securities, direct private equities, limited partnerships and hedge funds. The aggregate carrying value of these securities at June 30, 2006 was approximately $68 billion.
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
     ILFC finances its purchases of aircraft primarily through the issuance of a variety of debt instruments. The composite borrowing rates, which include the effect of economic hedges, at June 30, 2006 and 2005 were 5.24 percent and 4.52 percent, respectively. (See also the discussions under “Capital Resources” and “Liquidity” herein and Note 2 of Notes to Consolidated Financial Statements.)
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
     ILFC typically contracts to re-lease aircraft before the end of the existing lease term. For aircraft returned before the end of the lease term, ILFC has generally been able to re-lease such aircraft within two to six months of its return. As a lessor, ILFC considers an aircraft “idle” or “off lease” when the aircraft is not subject to a signed lease agreement or signed letter of intent. ILFC had no aircraft off lease at June 30, 2006, and all new aircraft deliveries in 2006 have been leased. (See also the discussions under “Capital Resources” and “Liquidity” herein.)
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
Capital Markets
Capital Markets represents the operations of AIGFP, which engages as principal in a wide variety of financial transactions, including standard and customized financial products involving commodities, credit, currencies, energy, equities and rates. AIGFP also invests in a diversified portfolio of securities and engages in borrowing activities involving issuing standard and structured notes and other securities, and entering into guaranteed investment agreements (GIAs).
     As Capital Markets is a transaction-oriented operation, current and past revenues and operating results may not provide a basis for predicting future performance. AIG’s Capital Markets operations derive substantially all their revenues from hedged financial positions entered in connection with counterparty transactions rather than from speculative transactions. AIGFP also participates as a dealer in a wide variety of financial derivatives transactions. AIGFP economically hedges the market risks arising from its transactions, although hedge accounting under FAS 133 is not currently being applied to any of the derivatives and related assets and liabilities. Accordingly, revenues and operating income are exposed to volatility resulting from differences in the timing of revenue recognition between the derivatives and the hedged assets and liabilities. Revenues and operating income of the Capital Markets operations and the percentage change in these amounts for any given period are also significantly affected by the number, size and profitability of transactions

American International Group, Inc. and Subsidiaries

entered into by these subsidiaries during that period relative to those entered into during the prior period. Generally, the realization of transaction revenues as measured by the receipt of funds is not a significant reporting event as the gain or loss on AIGFP’s trading transactions is currently reflected in operating income as the fair values change from period to period.
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
     Derivative transactions are entered into in the ordinary course of Capital Markets operations. Income on derivatives is recorded at fair value, determined by reference to the mark to market value of the derivative or their estimated fair value where market prices are not readily available. The resulting aggregate unrealized gains or losses from the derivative are reflected in the income statement. Where Capital Markets cannot verify significant model inputs to observable market data and verify the model value to market transactions, Capital Markets values the contract at the transaction price at inception and, consequently, records no initial gain or loss in accordance with Emerging Issues Task Force Issue No. 02-03, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities” (EITF 02-03). Such initial gain or loss is recognized over the life of the transaction. Capital Markets periodically reevaluates its revenue recognition under EITF 02-03 based on the observability of market parameters. The mark to fair value of derivative transactions is reflected in the balance sheet in the captions “Unrealized gain on swaps, options and forward transactions,” “Unrealized loss on swaps, options and forward transactions,” “Trading assets” and “Trading liabilities.” Unrealized gains represent the present value of the aggregate of each net receivable, by counterparty, and the unrealized losses represent the present value of the aggregate of each net payable, by counterparty as of June 30, 2006. These amounts will change from one period to the next due to changes in interest rates, currency rates, equity and commodity prices and other market variables, as well as cash movements, execution of new transactions and the maturing of existing transactions. (See also the discussion under “Derivatives” herein.)
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
     To the extent the Financial Services subsidiaries, other than AIGFP, use derivatives to economically hedge their assets or liabilities with respect to their future cash flows, and such hedges do not qualify for hedge accounting treatment under FAS 133, the changes in fair value of such derivatives are recorded in realized capital gains (losses) or other revenues. Amounts recorded in realized capital gains (losses) are reported as part of the Other category.
Consumer Finance
Domestically, AIG’s Consumer Finance operations are principally conducted through American General Finance, Inc. (AGF). AGF derives a substantial portion of its revenues from finance charges assessed on outstanding real estate loans, secured and unsecured non-real estate loans and retail sales finance receivables. The real estate loans include first or second mortgages on residential real estate generally having a maximum term of 360 months, and are considered non-conforming. These loans may be closed-end accounts or open-end home equity lines of credit and may be fixed-rate or adjustable rate products. The non-real estate loans are secured by consumer goods, automobiles, or other personal property or are unsecured. Both secured and unsecured non-real estate loans generally have a maximum term of 60 months. The core of AGF’s originations is sourced through its branches. However, a significant volume of real estate loans is also originated through broker relationships, and to lesser extents, through correspondent relationships and direct mail solicitations. In the first quarter of 2006, two wholly-owned subsidiaries of AGF discontinued originating real estate loans through an arrangement with AIG Federal Savings Bank, a federally chartered thrift, and began originating such loans under their own state licenses.
     Many of AGF’s borrowers are non-prime or sub-prime. Current economic conditions, such as interest rate and employment, have a direct effect on the borrowers’ ability to repay these loans. AGF manages the credit risk inherent in its portfolio by using credit scoring models at the time of credit applications, established underwriting criteria, and in certain cases, individual loan reviews. AGF’s Credit Strategy and Policy Committee monitors the quality of the finance receivables portfolio monthly when determining the appropriate level of the allowance for losses. The Credit Strategy and Policy Committee bases its conclusions on quantitative analyses, qualitative factors, current economic conditions and trends, and each committee member’s experience in the con-

American International Group, Inc. and Subsidiaries

sumer finance industry. Through the first six months of 2006, the credit quality of AGF’s finance receivables continues to be strong. However, declines in the strength of the U.S. housing market or economy may adversely affect the future credit quality of these receivables.
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
     CFG monitors the quality of its finance receivable portfolio through a combination of a monthly Credit Review and quarterly Credit Reserve Committee review when determining the appropriate level of the allowance for losses. The Credit Reserve Committee bases its conclusions on quantitative analysis, qualitative factors, current economic conditions and trends, political and regulatory implications, competition, and the judgment of the committee’s members. As a result of such a review and in light of industry-wide deteriorating credit conditions and tightening of overall consumer credit, the aggregate allowance for losses in AIG Credit Card Company (Taiwan) was increased by $88 million in the first quarter of 2006 to $130 million at March 31, 2006. The remaining balance, net of write-offs during the second quarter, is approximately $96 million at June 30, 2006. This balance, representing approximately 17 percent of CFG’s outstanding credit card receivables for Taiwan, continues to be CFG’s best estimate of the overall exposure and hence no additional increases to the allowance for losses were deemed necessary at June 30, 2006. The results of AIG Credit Card Company (Taiwan) are shared equally by the Financial Services and Life Insurance & Retirement Services segments.
Financial Services Results
Financial Services operations for the three and six-month periods ended June 30, 2006 and 2005 were as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

(in millions)	2006	2005	2006	2005

Revenues(a):
Aircraft Finance(b)	$1,042	$891	$2,007	$1,718
Capital Markets(c)(d)	(788)	1,975	(1,088)	2,731
Consumer Finance(e)	939	891	1,863	1,724
Other	33	21	59	41

Total	$1,226	$3,778	$2,841	$6,214

Operating income (loss)(a):
Aircraft Finance	$189	$124	$318	$311
Capital Markets(d)	(952)	1,836	(1,422)	2,456
Consumer Finance(f)	199	238	374	459
Other, including intercompany adjustments	16	16	23	33

Total	$(548)	$2,214	$(707)	$3,259

(a)	Includes the effect of hedging activities that do not qualify for hedge accounting treatment under FAS 133, including the related foreign exchange gains and losses. For the three and six-month periods ended June 30, 2005, the effect was $(64) million and $(49) million, respectively, in operating income for Aircraft Finance. During 2006, Aircraft Finance’s derivative gains and losses are reported as part of the Other category, and not reported in Aircraft Finance’s operating income. For the three-month periods ended June 30, 2006 and 2005, the effect was $(1.16) billion and $1.70 billion in both revenues and operating income, respectively, for Capital Markets. For the six-month periods ended June 30, 2006 and 2005, the effect was $(1.84) billion and $2.16 billion in both revenues and operating income for Capital Markets. These amounts result primarily from interest rate and foreign currency derivatives which are hedging available for sale securities and borrowings.
(b)	Revenues are primarily from ILFC aircraft lease rentals.
(c)	Revenues, shown net of interest expense, are primarily from hedged financial positions entered into in connection with counterparty transactions and the effect of hedging activities that do not qualify for hedge accounting treatment under FAS 133 described in (a) above.
(d)	Certain transactions entered into by AIGFP generate tax credits and benefits which are included in income taxes in the consolidated statement of income. The amount of such tax credits and benefits for the three-month periods ended June 30, 2006 and 2005 are $8 million and $21 million, respectively. The amount of such tax credits and benefits for the six-month periods ended June 30, 2006 and 2005 are $26 million and $40 million, respectively.
(e)	Revenues are primarily finance charges.
(f)	Includes $44 million in additional allowances for losses recorded in the first quarter of 2006 from AIG Credit Card Company (Taiwan).

American International Group, Inc. and Subsidiaries

     Financial Services operating income decreased in the second quarter and first six months of 2006 compared to the same periods of 2005 due to the effect of hedging activities that do not qualify for hedge accounting under FAS 133. The effect of not applying hedge accounting under FAS 133 was partially offset by improved results in Capital Markets.
Quarterly Aircraft Finance Results
     ILFC’s operating income increased by $65 million, or 52 percent, in the second quarter of 2006 compared to the same period of 2005. The increase was due to a 2005 loss of $64 million relating to the effect of derivatives not qualifying for hedge accounting treatment. In 2006, such derivative gains and losses are reported as part of the Other category. Increased lease rental revenues driven by a larger fleet size and higher utilization of ILFC’s aircraft were almost entirely offset by higher depreciation expense caused by a larger fleet, higher interest expense resulting from the rising cost of funds and additional outstanding borrowings, and charges related to bankrupt airlines. ILFC’s fleet of aircraft under operating leases increased by approximately 78 planes from June 30, 2005 to June 30, 2006.
     On August 4, 2006, ILFC announced a restatement of certain of its financial statements to correct its accounting for certain derivative transactions under FAS 133. AIG’s consolidated financial statements were unaffected by ILFC’s announced restatement because these derivative transactions were eliminated in consolidation.
Year-to-date Aircraft Finance Results
     ILFC’s operating income increased slightly in the first six months of 2006 compared to the same period of 2005. The increase was due to a 2005 loss of $49 million relating to the effect of derivatives not qualifying for hedge accounting treatment. In 2006, such derivative gains and losses are reported as part of the Other category. Higher lease rental revenues driven by a larger fleet size and higher utilization of ILFC’s aircraft were more than offset by higher depreciation expense caused by a larger fleet, higher interest expense resulting from the rising cost of funds and additional outstanding borrowings, charges related to bankrupt airlines and the settlement of a tax dispute in Australia related to the restructuring of ownership of aircraft.
Quarterly Capital Markets Results
     Capital Markets’ operating income in the second quarter of 2006 decreased by $2.79 billion compared to the same period of 2005. Improved results, primarily from increased transaction flow in AIGFP’s credit, commodity index and equity products, were more than offset by the loss resulting from the effect of derivatives not qualifying for hedge accounting treatment of $1.16 billion in the current quarter compared to a gain of $1.70 billion in the comparable period last year, a decrease of $2.86 billion. The majority of the net loss on AIGFP’s derivatives recognized in the second quarter of 2006 was due to the effect of the weakening of the U.S. dollar primarily against the British Pound and Euro resulting in a decrease in the fair value of the foreign currency derivatives which are hedging AIGFP’s available for sale securities. To a lesser extent, the increase in long term U.S. interest rates had a similar effect on AIGFP’s interest rate derivatives hedging its assets and liabilities. The majority of the net gain on AIGFP’s derivatives in the second quarter of 2005 was due to falling long term interest rates which increased the fair value of AIGFP’s derivatives hedging its assets and liabilities. To a lesser extent, the strengthening of the U.S. dollar primarily against the Euro and British Pound increased the fair value of the foreign currency derivatives hedging available for sale securities.
     Financial market conditions in the second quarter of 2006 continued to be characterized by higher levels of interest rates globally, unchanged credit spreads and equity valuations that were slightly lower. The decline in Capital Markets operating income for the second quarter of 2006 was principally due to losses on derivatives not qualifying for hedge accounting under FAS 133, which was partially offset by improved transaction flow in AIGFP’s credit, commodity index and equity products.
     The most significant component of Capital Markets operating expenses is compensation, which was approximately $129 million and $110 million in the second quarter of 2006 and 2005, respectively. The amount of compensation was not affected by gains and losses not qualifying for hedge accounting treatment under FAS 133.
Year-to-date Capital Markets Results
     Capital Markets’ operating income in the six month period ended June 30, 2006 decreased by $3.88 billion compared to the same period of 2005. Improved results, primarily from increased transaction flow in AIGFP’s credit, commodity index and equity products, were more than offset by the loss resulting from the effect of derivatives not qualifying for hedge accounting treatment of $1.84 billion in the current period compared to a gain of $2.16 billion in the comparable period last year, a decrease of $4.0 billion. The majority of the net loss on AIGFP’s derivatives recognized in the first six months of 2006 was due to the weakening in the U.S. dollar primarily against the British Pound and Euro resulting in a decrease in the fair value of the foreign currency derivatives hedging AIGFP’s available for sale securities. To a lesser extent, the net loss was due to the rise in long-term U.S. interest rates which resulted in a decrease in the fair value of its derivatives hedging its assets and liabilities. The majority of the net gain on AIGFP’s derivatives in the first six months of 2005 was due to falling long term U.S. interest rates which increased the fair value of AIGFP’s derivatives hedging its assets and liabilities. To a lesser extent, the strengthening of the U.S. dollar primarily against the British Pound and Euro

American International Group, Inc. and Subsidiaries

increased the fair value of the foreign currency derivatives hedging available for sale securities.
     Financial market conditions in the first six months of 2006 continued to be characterized by a general flattening of interest rate yield curves across fixed income markets globally, tightening of credit spreads and equity valuations that were slightly higher.
     The compensation expense of Capital Markets was approximately $265 million and $221 million in the first six months of 2006 and 2005, respectively. The amount of compensation was not affected by gains and losses not qualifying for hedge accounting treatment under FAS 133.
     As a result of AIG’s early adoption of FAS 155, AIGFP elected to apply the fair value option to certain of its structured notes and other financial liabilities containing embedded derivatives outstanding as of January 1, 2006. The cumulative effect from the adoption of FAS 155 on these instruments at January 1, 2006 was a loss of approximately $29 million pre-tax. The application of the fair value option to these hybrid financial instruments did not have a significant effect on AIGFP’s operating income for the second quarter or first six months of 2006.
Quarterly Consumer Finance Results
     Consumer Finance’s operating income decreased in the second quarter of 2006 compared to the same period of 2005 in both the domestic and foreign operations.
     Domestically, the relatively low interest rate environment throughout 2005 contributed to a high level of mortgage refinancing activity. AGF’s average net finance receivables increased 8 percent in the second quarter of 2006 when compared to the same period in 2005. However, net originations and purchases of finance receivables in AGF’s centralized real estate business segment decreased in the second quarter of 2006 compared to the same period in 2005 primarily caused by a less robust U.S. housing market. The increase in AGF’s revenues that principally resulted from portfolio growth was offset by higher interest expense and depressed whole loan sale prices resulting from a flattened yield curve. Both short-term and long-term market interest rates continued to increase significantly over the past year. AGF’s short-term and long-term borrowing costs were 5.03 percent and 5.01 percent in the second quarter of 2006, respectively, compared to 3.46 percent and 4.31 percent, respectively, in the same period in 2005. Despite high energy costs, the U.S. economy continued to expand during the second quarter of 2006, improving consumer credit quality as compared to the second quarter of 2005. AGF’s charge-off ratio improved 23 basis points in the second quarter of 2006 when compared to the same period in 2005.
     Revenues from the foreign consumer finance operations increased by approximately 15 percent in the second quarter of 2006 compared to the same period in 2005. Portfolio growth was the primary driver behind higher revenues in 2006. These revenues were offset by increasing cost of funds and higher expenses in connection with branch expansions and new product promotions, resulting in a lower operating income for the second quarter of 2006 compared to the same period in 2005.
Year-to-date Consumer Finance Results
     Consumer Finance’s operating income decreased 19 percent in the first six months of 2006 compared to the same period of 2005 in both the domestic and foreign operations.
     Domestically, the relatively low interest rate environment throughout 2005 contributed to a high level of mortgage refinancing activity. AGF’s average net finance receivables increased 11 percent in the first six months of 2006 when compared to the same period in 2005. However, net originations and purchases of finance receivables in AGF’s centralized real estate business segment decreased in the first six months of 2006 compared to the same period in 2005 primarily caused by a less robust U.S. housing market. The increase in AGF’s revenues that principally resulted from portfolio growth was offset by higher interest expense and depressed whole loan sale prices resulting from a flattened yield curve. AGF’s short-term and long-term borrowing costs were 4.85 percent and 4.89 percent in the first six months of 2006, respectively, compared to 3.25 percent and 4.31 percent, respectively, in the same period in 2005. Despite high energy costs, the U.S. economy continued to expand during the first six months of 2006, improving consumer credit quality. AGF’s charge-off ratio improved 30 basis points in the first six months of 2006 when compared to the same period in 2005. AGF’s delinquency ratio at June 30, 2006 improved 10 basis points when compared to June 30, 2005. At June 30, 2006, AGF’s allowance ratio was 2.07 percent compared to 2.04 percent at June 30, 2005.
     Revenues from the foreign consumer finance operations increased by approximately 20 percent in the first six months of 2006 compared to the same period in 2005. Portfolio growth was the primary driver behind higher revenues. Higher revenues were offset by increases in the allowance for losses related to industry-wide credit deterioration in the Taiwan credit card market, increasing cost of funds and higher expenses in connection with branch expansions and new product promotions, resulting in a lower operating income for the first six months of 2006 compared to the same period in 2005.

American International Group, Inc. and Subsidiaries

Financial Services Invested Assets
The following table is a summary of the composition of AIG’s Financial Services invested assets at June 30, 2006 and December 31, 2005. (See also the discussions under “Operating Review: Financial Services Operations,” “Capital Resources” and “Derivatives” herein.)

	2006		2005

	Invested	Percent of	Invested	Percent of
(dollars in millions)	Assets	Total	Assets	Total

Fixed maturities:
Bonds available for sale, at market value	$1,298	0.9%	$1,307	0.9%
Equity securities:
Preferred stocks available for sale, at market value	6	–	10	–
Mortgage loans on real estate, net of allowance	70	–	71	–
Policy loans	2	–	2	–
Collateral and guaranteed loans, net of allowance	2,002	1.3	1,719	1.2
Financial services assets:
Flight equipment primarily under operating leases, net of accumulated depreciation	39,307	25.8	36,245	24.1
Securities available for sale, at market value	38,678	25.4	37,511	24.9
Trading securities, at market value	5,165	3.4	6,499	4.3
Spot commodities	797	0.5	92	0.1
Unrealized gain on swaps, options and forward transactions	18,901	12.4	18,695	12.4
Trading assets	1,345	0.9	1,204	0.8
Securities purchased under agreements to resell, at contract value	14,085	9.2	14,519	9.7
Finance receivables, net of allowance	27,515	18.1	27,995	18.6
Securities lending collateral, at market value	64	–	–	–
Other invested assets	1,869	1.2	2,751	1.9
Short-term investments, at cost	1,055	0.7	1,382	0.9
Cash	284	0.2	331	0.2
Investment income due and accrued	19	–	18	–
Real estate, net of accumulated depreciation	24	–	24	–

Total	$152,486	100.0%	$150,375	100.0%

     As previously discussed, the cash used for the purchase of flight equipment is derived primarily from the proceeds of ILFC’s debt financings. The primary sources for the repayment of this debt and the interest expense thereon are the cash flow from operations, proceeds from the sale of flight equipment and the rollover and refinancing of the prior debt. During the first six months of 2006, ILFC acquired flight equipment costing $4.17 billion. (See also the discussion under “Operating Review: Financial Services Operations” and “Capital Resources” herein.)
     At June 30, 2006, ILFC had committed to purchase 266 new aircraft deliverable from 2006 through 2015 at an estimated aggregate purchase price of $18.9 billion and had options to purchase 13 new aircraft at an estimated aggregate purchase price of $1.4 billion. As of June 30, 2006, ILFC has entered into leases for all of the new aircraft to be delivered in 2006. ILFC will be required to find customers for any aircraft currently on order and any aircraft to be ordered, and it must arrange financing for portions of the purchase price of such equipment. ILFC has been successful to date both in placing its new aircraft on lease or under sales contract and obtaining adequate financing, but there can be no assurance that such success will continue in future environments.
     AIG’s Consumer Finance operations provide a wide variety of consumer finance products, including real estate loans, credit card loans, non-real estate loans, retail sales finance and credit-related insurance to customers both domestically and overseas, particularly in emerging markets. These products are funded through a combination of deposits and various borrowings including commercial paper and medium term notes. AIG’s Consumer Finance operations are exposed to credit risk and risk of loss resulting from adverse fluctuations in interest rates. Over half of the finance receivables are real estate loans which are substantially collateralized by the related properties.
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
     AIGFP uses the proceeds from the issuance of notes and bonds and GIAs to invest in a diversified portfolio of securities, including securities available for sale, at market, and derivative transactions. The funds may also be invested in securities purchased under agreements to resell. The proceeds from the disposal of the aforementioned securities available for sale and securities purchased under agreements to resell are used to fund the maturing GIAs or other AIGFP financings, or invest in new assets. (See also the discussion under “Capital Resources” herein.)
     Securities available for sale is predominantly a diversified portfolio of high grade fixed income securities, where the individual securities have varying degrees of credit risk. At June 30, 2006, the average credit rating of this portfolio was in the AA category or the equivalent thereto as determined through rating agencies or internal review. AIGFP has also entered into credit derivative transactions to economically hedge its credit risk associated with $130 million of these securities. Securities deemed below investment grade at June 30, 2006 amounted to approximately $153 million in fair value representing 0.4 percent of the total AIGFP securities available for sale. There have been no significant downgrades through June 30, 2006. If its securities available for sale portfolio were to suffer significant default and the collateral held declined significantly in value with no replacement or the credit default swap counterparty failed to perform, AIGFP could have a liquidity strain. AIG guarantees AIGFP’s payment obligations, including its debt obligations.
     AIGFP’s risk management objective is to minimize interest rate, currency, commodity and equity risks associated with its securities available for sale. That is, when AIGFP purchases a security for its securities available for sale investment portfolio, it simultaneously enters into an offsetting internal hedge such that the payment terms of the hedging transaction offset the payment terms of the investment security, which achieves the economic result of converting the return on the underlying security to U.S. dollar LIBOR plus or minus a spread based on the underlying profit on each security on the initial trade date. The market risk associated with such internal hedges is managed on a portfolio basis, with third-party hedging transactions executed as necessary. As hedge accounting treatment is not achieved in accordance with FAS 133, the unrealized gains and losses on the derivative transactions with unaffiliated third parties are reflected in operating income, whereas the unrealized gains and losses on the underlying securities resulting from changes in interest rates, currency rates, commodity and equity prices, are recorded in accumulated other comprehensive income. When a security is sold, the realized gain or loss with respect to this security is then recorded in operating income.
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
     Trading securities, at market value, and securities and spot commodities sold but not yet purchased, at market value are marked to market daily with the unrealized gain or loss being recognized in income at that time. These trading securities are purchased and sold as necessary to meet the risk management objectives of Capital Markets operations.
The gross unrealized gains and gross unrealized losses of Capital Markets operations included in the financial services assets and liabilities at June 30, 2006 were as follows:

	Gross	Gross
	Unrealized	Unrealized
(in millions)	Gains	Losses

Securities available for sale, at market value	$490	$198
Unrealized gain/ loss on swaps, options and forward transactions*	18,901	11,956

*	These amounts are also presented as the respective balance sheet amounts.
     The senior management of AIG defines the policies and establishes general operating parameters for Capital Markets operations. AIG’s senior management has established various oversight committees to monitor on an ongoing basis the various financial market, operational and credit risk attendant to the Capital Markets operations. The senior management of AIGFP reports the results of its operations to and reviews future strategies with AIG’s senior management.
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

American International Group, Inc. and Subsidiaries

Asset Management Results
Asset Management revenues and operating income for the three and six-month periods ended June 30, 2006 and 2005 were as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

(in millions)	2006	2005	2006	2005

Revenues:
Guaranteed investment contracts	$850	$903	$1,672	$1,799
Institutional Asset Management	619	178	898	497
Brokerage Services and Mutual Funds	73	62	146	125
Other	79	76	144	175

Total	$1,621	$1,219	$2,860	$2,596

Operating income:
Guaranteed investment contracts(a)	$242	$326	$460	$645
Institutional Asset Management(b)(c)	473	108	632	269
Brokerage Services and Mutual Funds	21	17	44	30
Other	75	73	136	170

Total	$811	$524	$1,272	$1,114

(a)	Includes the effect of hedging activities that do not qualify for hedge accounting treatment under FAS 133, including the related foreign exchange gains and losses. For the three and six-month periods ended June 30, 2005, the effect was $47 million and $109 million, respectively, in operating income. During 2006, these derivative gains and losses are reported as part of the Other category, and not reported in Asset Management operating income.
(b)	Includes the full results of certain AIG managed private equity and real estate funds that are consolidated pursuant to FIN 46(R), “Consolidation of Variable Interest Entities”. Also includes $183 million and $37 million for the three-month periods ended June 30, 2006 and 2005, respectively, and $210 million and $112 million for the six-month periods ended June 30, 2006 and 2005, respectively, of third-party limited partner earnings offset in minority interest expense which is not a component of operating income.
(c)	Includes the full results of certain AIG managed partnerships that are consolidated effective January 1, 2006 pursuant to EITF 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights”. For the three and six-month periods ended June 30, 2006, operating income includes $87 million and $156 million, respectively, of third-party limited partner earnings offset in minority interest expense which is not a component of operating income.
Quarterly Asset Management Results
     Asset management operating income increased 55 percent in the second quarter of 2006 compared to the same period of 2005 on revenues that grew 33 percent as increases in Institutional Asset Management operating income were partially offset by lower income on the GIC portfolio. Continued growth in fees driven by higher levels of assets under management were augmented by increases in realized gains on sales of real estate investments, as well as performance fees earned on various private equity and structured fixed income investments. The MIP began to show positive operating income during the second quarter of 2006. The revenues and operating income with respect to Asset Management are largely affected by the general conditions in the equity and credit markets. Realized gains and performance fees are contingent upon various fund closings, maturity levels and market conditions, and by their nature, are not predictable. Therefore, the effect on Asset Management’s earnings may vary from period to period.
     The GIC portfolio, historically AIG’s principal spread-based investment activity, continues to run off as anticipated. The MIP has replaced the GIC program as AIG’s principal spread-based investment activity. A significant portion of the remaining GIC portfolio consists of floating rate obligations. AIG has entered into hedges to manage against increases in short-term interest rates. AIG continues to believe these hedges are economically effective even though they do not qualify for hedge accounting under FAS 133. As a result, continued increases in short-term interest rates will negatively affect operating income in the segment. Realized capital gains from the hedges offset the negative trend in GIC related operating income. GIC revenues include income from Sun America partnerships supporting the GIC line of business and are significantly affected by performance in the equity markets. Thus, revenues, operating income and cash flow attributable to GICs will vary among reporting periods.
     The decrease in GIC operating income in the second quarter of 2006 compared to the same period of 2005 also reflects spread compression in the existing GIC portfolio. Spread compression has occurred as the base portfolio yield declined primarily due to an increase in the cost of funds in the short-term floating rate portion of the GIC portfolio, only partially offset by increased investment income from the floating rate assets backing the portfolio.
     The MIP, a spread-based investment activity providing for the issuance of AIG debt securities, was initially launched in the Euromarkets in September 2005 through AIG’s $10 billion Euro medium term note program. Through June 30, 2006, AIG has issued the equivalent of $947.1 million under the Euro medium term note program for the MIP, and in addition, in July 2006, AIG issued the equivalent of $635.4 million under the Euro medium term note program for the MIP. Also, in June 2006, AIG issued $750 million principal amount of notes in a Rule 144A offering for the MIP. AIG also plans to issue registered debt securities for the MIP in the domestic market under its universal shelf registration statement.
Year-to-date Asset Management Results
     Asset Management operating income increased 14 percent in the first six months of 2006 compared to the same period of 2005 on revenues that increased 10 percent. Continued growth in fees driven by increasing levels of assets under management were augmented by increases in realized

American International Group, Inc. and Subsidiaries

gains on sales of real estate investments as well as performance fees earned on various private equity and structured fixed income investments. The decrease in GIC operating income in the first six months of 2006 compared to the same period of 2005 reflects the continued run-off of GIC balances combined with spread compression in the remaining GIC portfolio.
     At June 30, 2006 and 2005, AIG’s third party assets under management, including both retail mutual funds and institutional accounts, exceeded $66 billion and $61 billion and the aggregate GIC reserve was $48.5 billion and $51.6 billion, respectively.
Other Operations
The operating income (loss) for Other operations for the three and six-month periods ended June 30, 2006 and 2005 was as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
Other
(in millions)	2006	2005	2006	2005

Operating Income (Loss):
Equity earnings in unconsolidated subsidiaries	$111	$36	$130	$96
Compensation expense – SICO Plans	(14)	(60)	(90)	(67)
Compensation expense – C.V. Starr tender offer	–	–	(54)	–
Interest expense	(223)	(127)	(406)	(251)
Unallocated corporate expenses	(71)	(108)	(261)	(195)
Realized capital gains (losses)	24	(16)	134	379
Other miscellaneous, net	(14)	29	(35)	(17)

Total Other	$(187)	$(246)	$(582)	$(55)

     Other operating loss amounted to $187 million and $246 million in the three-month periods ended June 30, 2006 and 2005, respectively, as interest expense increased, primarily reflecting increased borrowings by the parent holding company. This decline was partially offset by increased equity earnings in unconsolidated subsidiaries. The second quarter of 2006 also reflects a decrease in unallocated corporate expenses, primarily relating to a reduction in unallocated stock compensation expense and pension expense of $39 million, and a decrease in compensation expense with respect to the SICO Plans.
     Other operating loss amounted to $582 million and $55 million in the six-month periods ended June 30, 2006 and 2005, respectively, as interest expense increased, primarily reflecting increased borrowings by the parent holding company. The first six months of 2006 also reflects an increase in unallocated corporate expenses, reflecting expenses of $29 million in the first six months of 2006 relating to certain executive departures (of which approximately $18 million related to departures in 2005), and an overall increase in corporate operating expenses primarily resulting from on-going efforts to remediate material weaknesses in internal controls. Also reflected in operating loss in the first six months of 2006 is an out of period adjustment totaling $61 million with respect to the SICO Plans and a one-time charge related to the Starr tender offer of $54 million, both of which were recorded in the first quarter of 2006. See also Note 4 of Notes to the Consolidated Financial Statements for further discussion. These declines were partially offset by increased equity earnings in unconsolidated subsidiaries. Realized capital gains declined, primarily reflecting lower levels of realized gains for the parent holding company.
Capital Resources
At June 30, 2006, AIG had total consolidated shareholders’ equity of $87.71 billion and total consolidated borrowings of $126.1 billion. At that date, $110.8 billion of such borrowings were either not guaranteed by AIG or were AIGFP’s matched borrowings under obligations of GIAs, liabilities connected to trust preferred stock, or matched notes and bonds payable.
Borrowings
At June 30, 2006, AIG’s net borrowings were $15.32 billion after reflecting amounts that were matched borrowings under AIGFP’s obligations of GIAs, matched notes and bonds payable, amounts not guaranteed by AIG and liabilities connected to trust preferred stock. The following table summarizes borrowings outstanding at June 30, 2006 and December 31, 2005:

(in millions)	2006	2005

AIG’s net borrowings	$15,323	$10,425
Liabilities connected to trust preferred stock	1,399	1,391
AIG Matched Investment Program Matched notes and bonds payable	1,716	–
AIGFP
GIAs	21,571	20,811
Matched notes and bonds payable	28,054	24,950
Borrowings not guaranteed by AIG	58,034	52,272

Total	$126,097	$109,849

American International Group, Inc. and Subsidiaries

Borrowings issued or guaranteed by AIG and those borrowings not guaranteed by AIG at June 30, 2006 and December 31, 2005 were as follows:

(in millions)	2006	2005

AIG borrowings:
Notes and bonds payable	$7,474	$4,607
Loans and mortgages payable	2,028	814
AIG Matched Investment Program Matched notes and bonds payable	1,716	–

Total	11,218	5,421

Borrowings guaranteed by AIG:
AIGFP
GIAs	21,571	20,811
Notes and bonds payable	23,196	26,463
Hybrid financial instrument liabilities	6,652	—

Total	51,419	47,274

AIG Funding, Inc. commercial paper	3,230	2,694

AGC Notes and bonds payable	797	797

Liabilities connected to trust preferred stock	1,399	1,391

Total borrowings issued or guaranteed by AIG	68,063	57,577

Borrowings not guaranteed by AIG:
ILFC
Commercial paper	3,950	2,615
Notes and bonds payable*	25,490	23,715

Total	29,440	26,330

AGF
Commercial paper	4,670	3,423
Notes and bonds payable	18,778	18,719

Total	23,448	22,142

Commercial paper:
AIG Credit Card Company (Taiwan)	334	476
AIG Finance (Taiwan) Limited	3	–

Total	337	476

Loans and mortgages payable:
AIGCFG	1,011	864
AIG Finance (Hong Kong) Limited	204	183

Total	1,215	1,047

Other Subsidiaries	960	927

Variable Interest Entity debt:
A.I. Credit	876	–
AIG Global Investment Group	54	140
AIG Global Real Estate Investment	1,518	977
AIG SunAmerica	186	233

Total	2,634	1,350

Total borrowings not guaranteed by AIG	58,034	52,272

Total Debt	$126,097	$109,849

*	Includes borrowings under Export Credit Facility of $2.8 billion and $2.6 billion, at June 30, 2006 and December 31, 2005, respectively.
     AIG intends to continue its customary practice of issuing debt securities from time to time to meet its financing needs and those of certain of its subsidiaries for general corporate purposes, as well as for a matched investment program. In July 2006, AIG filed and had declared effective a post-effective amendment to its universal shelf registration statement to sell up to $25.1 billion of debt securities, preferred and common stock and other securities.
     On April 20, 2006, AIG sold $1.0 billion principal amount of senior notes in a Rule 144A/Regulation S offering bearing interest at a rate of 6.25 percent per annum and maturing in 2036, and on September 30, 2005, AIG sold $1.5 billion principal amount of senior notes in a Rule 144A/Regulation S offering, $500 million of which bear interest at a rate of 4.7 percent per annum and mature in 2010 and $1.0 billion of which bear interest at a rate of 5.05 percent per annum and mature in 2015. The proceeds from these offerings were used by AIG for general corporate purposes. In July 2006, AIG commenced exchange offers for these notes pursuant to which AIG will issue in exchange substantially identical notes that are registered under the Securities Act.
     On June 16, 2006, AIG sold $750 million principal amount of senior, floating rate notes in a Rule 144A offering that matures in 2009. The proceeds of this offering were used to fund the MIP.
     AIG has a Euro medium term note program under which an aggregate nominal amount of up to $10.0 billion of notes may be outstanding at any one time. The program provides that additional notes may be issued to replace matured or redeemed notes. AIG completed its first offerings under the program in April 2006, and, as of June 30, 2006, the equivalent of $2.8 billion principal amount of notes were outstanding under the program, of which the proceeds from $1.0 billion of notes were used to fund the matched investment program. The aggregate amount outstanding includes $85 million resulting from foreign exchange translation into U.S. dollars, of which $67 million relates to notes issued by AIG for general corporate purposes and $18 million relates to notes issued to fund the MIP. AIG has hedged the currency exposure arising from foreign currency denominated notes by economically hedging that exposure, although such hedges do not qualify for hedge accounting treatment under FAS 133. In addition, in July 2006, AIG sold the equivalent of $635.4 million under the program, the proceeds of which were used to fund the MIP.
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

American International Group, Inc. and Subsidiaries

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
     On June 16, 2006, AIGFP sold an aggregate of $2.0 billion principal amount of senior, floating rate notes in Rule 144A offerings, of which $1.0 billion matures in 2007 and $1.0 billion matures in 2008. AIGFP has a Euro Medium Term Note Program under which an aggregate nominal amount of up to $10.0 billion of notes may be outstanding at any one time. The Program provides that additional notes may be issued to replace matured or redeemed notes. As of June 30, 2006, $10.09 billion of notes had been issued under the program, $4.66 billion of which were outstanding including $310 million resulting from foreign exchange translation into U.S. dollars. Notes issued under this program are included in Notes and Bonds Payable in the preceding table of borrowings.
     AIG Funding, Inc. (AIG Funding), through the issuance of commercial paper, helps fulfill the short-term cash requirements of AIG and its subsidiaries. AIG Funding intends to continue to meet AIG’s funding requirements through the issuance of commercial paper guaranteed by AIG. The issuance of AIG Funding’s commercial paper is subject to the approval of AIG’s Board of Directors.
     AIG and AIG Funding are parties to unsecured syndicated revolving credit facilities, which as of June 30, 2006, aggregated to $2.75 billion, consisting of $1.375 billion in a 364-day revolving credit facility and $1.375 billion in a five-year revolving credit facility. In July 2006, these credit facilities were renewed and increased to an aggregate of $3.25 billion, consisting of $1.625 billion in the 364-day facility that expires in July of 2007 and $1.625 billion in the five-year facility that expires in July of 2011. The 364-day facility allows for the conversion by AIG of any outstanding loans at expiration into one-year term loans. The facilities can be used for general corporate purposes and also to provide backup for AIG’s commercial paper programs administered by AIG Funding. AIG expects to replace or extend these credit facilities on or prior to their expiration. There are currently no borrowings outstanding under these facilities, nor were any borrowings outstanding as of June 30, 2006.
     In November 2005, AIG and AIG Funding entered into a 364-day revolving credit facility for an aggregate amount of $3 billion, which can be drawn in the form of loans or letters of credit. The credit facility expires in November 2006 but allows for the issuance of letters of credit with terms of up to ten years and provides for the conversion by AIG of any outstanding loans at expiration into one-year term loans. The facility can be used for general corporate purposes, including providing backup for AIG’s commercial paper programs administered by AIG Funding and obtaining letters of credit to secure obligations under insurance and reinsurance transactions. There are currently no loans outstanding under the facility, nor were any loans outstanding as of June 30, 2006. As of such dates, $669 million was available to be drawn under the facility, with the remainder having been drawn in the form of letters of credit.
     AIG is also a party to an unsecured 364-day inter-company revolving credit facility provided by certain of its subsidiaries aggregating $2 billion that expires in October of 2006. The facility allows for the conversion of any outstanding loans at expiration into one-year term loans. The facility can be used for general corporate purposes and also to provide backup for AIG’s commercial paper programs. AIG expects to replace or extend this credit facility on or prior to its expiration. There are currently no borrowings outstanding under the inter-company facility, nor were any borrowings outstanding as of June 30, 2006.
     ILFC fulfills its short term cash requirements through the issuance of commercial paper. The issuance of commercial paper is subject to the approval of ILFC’s Board of Directors and is not guaranteed by AIG. ILFC is a party to unsecured syndicated revolving credit facilities aggregating $6.0 billion at June 30, 2006. The facilities can be used for general corporate purposes and also to provide backup for ILFC’s commercial paper program. They consist of $2.0 billion in a 364-day revolving credit facility that expires in October 2006, with a one-year term out option, $2.0 billion in a five-year revolving credit facility that expires in October 2009 and $2.0 billion in a five-year revolving credit facility that expires in October 2010. ILFC expects to replace or extend these credit facilities on or prior to their expiration. There are currently no borrowings under these facilities, nor were any borrowings outstanding as of June 30, 2006.
     At June 30, 2006, ILFC had increased the aggregate principal amount outstanding of its medium term and long-term notes. The foreign exchange adjustment for the foreign currency denominated debt was $570 million at June 30, 2006 and $197 million at December 31, 2005. ILFC had $13.13 billion of debt securities registered for public sale at June 30, 2006. As of June 30, 2006, $11.58 billion of debt securities were issued. In addition, ILFC has a Euro Medium Term Note Program for $7.0 billion, under which $4.28 billion in notes were sold through June 30, 2006. ILFC has substantially eliminated the currency exposure arising from foreign currency denominated notes by economically hedging the portion of the note exposure not already offset by Euro denominated operating lease payments, although such hedges

American International Group, Inc. and Subsidiaries

do not qualify for hedge accounting treatment under FAS 133. Notes issued under the Euro Medium Term Note program are included in Notes and Bonds Payable in the preceding table of borrowings.
     ILFC had a $4.3 billion Export Credit Facility for use in connection with the purchase of approximately 75 aircraft delivered through 2001. This facility was guaranteed by various European Export Credit Agencies. The interest rate varies from 5.75 percent to 5.90 percent on these amortizing ten-year borrowings depending on the delivery date of the aircraft. At June 30, 2006, ILFC had $1.1 billion outstanding under this facility. The debt is collateralized by a pledge of the shares of a subsidiary of ILFC, which holds title to the aircraft financed under the facility.
     In May 2004, ILFC entered into a similarly structured Export Credit Facility for up to a maximum of $2.64 billion for Airbus aircraft to be delivered through May 31, 2005. The facility has since been extended to include aircraft to be delivered through May 31, 2006. The facility was subsequently increased to $3.64 billion and extended to include aircraft to be delivered through May 31, 2007. The facility becomes available as the various European Export Credit Agencies provide their guarantees for aircraft based on a six-month forward-looking calendar, and the interest rate is determined through a bid process. At June 30, 2006, ILFC had $1.7 billion outstanding under this facility. Borrowings with respect to these facilities are included in Notes and Bonds Payable in the preceding table of borrowings.
     In August 2004, ILFC received a commitment for an Ex-Im Bank comprehensive guarantee in the amount of $1.68 billion to support the financing of up to 30 new Boeing aircraft. The initial delivery period from September 1, 2004 through August 31, 2005 has been extended by ILFC to August 31, 2006. ILFC did not have any borrowings outstanding under this facility at June 30, 2006. From time to time, ILFC enters into various bank financings. As of June 30, 2006 the total funded amount was $1.5 billion. The financings mature through 2011. One tranche of one of the loans totaling $410 million was funded in Japanese yen and swapped to U.S. dollars.
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
     AGF fulfills its short term cash requirements through the issuance of commercial paper. The issuance of commercial paper is subject to the approval of AGF’s Board of Directors and is not guaranteed by AIG. AGF is a party to unsecured syndicated revolving committed credit facilities aggregating $4.25 billion, including a $2.125 billion 364-day revolving credit facility that expires in July of 2007 and a $2.125 billion five-year revolving credit facility that expires in July of 2010. The 364-day facility allows for the conversion by AGF of any outstanding loans at expiration into a one-year term loan. The facilities can be used for general corporate purposes and also to provide backup for AGF’s commercial paper programs. AGF expects to replace or extend these credit facilities on or prior to their expiration. There are currently no borrowings under these AGF facilities, nor were any borrowings outstanding as of June 30, 2006.
     During 2005, AGF issued $5.44 billion of fixed rate and variable rate medium term notes ranging in maturities from two to ten years. As of June 30, 2006, notes aggregating $17.23 billion were outstanding with maturity dates ranging from 2006 to 2015 at interest rates ranging from 1.90 percent to 7.50 percent. To the extent deemed appropriate, AGF may enter into swap transactions to manage its effective borrowing with respect to these notes.
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

American International Group, Inc. and Subsidiaries

Contractual Obligations and Other Commercial Commitments
The maturity schedule of AIG’s contractual obligations at June 30, 2006 was as follows:
(in millions)

		Payments due by Period

		Less	One	Four
		Than	Through	Through
	Total	One	Three	Five	After Five
	Payments	Year	Years	Years	Years

Borrowings(a)	$111,276	$31,851	$24,258	$20,278	$34,889
Loss reserves(b)	78,966	21,716	24,084	11,450	21,716
Insurance and investment contract liabilities(c)	627,747	22,049	49,972	46,068	509,658
Aircraft purchase commitments	18,876	1,601	10,143	4,148	2,984

Total	$836,865	$77,217	$108,457	$81,944	$569,247

(a)	Excludes commercial paper and obligations included as debt pursuant to FIN 46(R) and includes hybrid financial instrument liabilities recorded at fair value.
(b)	Represents future loss and loss adjustment expense payments estimated based on historical loss development payment patterns.
(c)	Insurance and investment contract liabilities include various investment-type products with contractually scheduled maturities including periodic payments of a term certain nature and guaranteed maturities under guaranteed investment contracts. Insurance and investment contract liabilities also include benefit and claim liabilities, of which a significant portion represents policies and contracts that do not have stated contractual maturity dates and may not result in any future payment obligations. For these policies and contracts (i) AIG is currently not making payments until the occurrence of an insurable event, such as death or disability, (ii) payments are conditional on survivorship, or (iii) the occurrence of a payment due to a surrender or other non-scheduled event out of AIG’s control. AIG has made significant assumptions to determine the estimated undiscounted cash flows of these contractual policy benefits which include mortality, morbidity, future lapse rates, expenses, investment returns and interest crediting rates, offset by expected future deposits and premium on in-force policies. Due to the significance of the assumptions used, the amounts presented could be materially different from actual required payments. The amounts presented in this table are undiscounted and therefore exceed the future policy benefits and policyholder contract deposits included in the balance sheet.
The maturity schedule of AIG’s other commercial commitments by segment at June 30, 2006 was as follows:
(in millions)

		Amount of Commitment Expiration

		Less	One	Four
	Total	Than	Through	Through	After
	Amounts	One	Three	Five	Five
	Committed	Year	Years	Years	Years

Letters of credit:
Life Insurance & Retirement Services	$185	$37	$24	$–	$124
DBG	184	184	–	–	–
Standby letters of credit:
Capital Markets	1,750	511	75	39	1,125
Guarantees:
Life Insurance & Retirement Services (a)	3,537	109	398	–	3,030
Aircraft Finance	127	2	45	–	80
Asset Management	285	56	59	–	170
Parent Company(b)	533	421	1	111	–
Other commercial commitments(c):
Capital Markets(d)	15,007	4,528	2,460	1,764	6,255
Aircraft Finance(e)	1,752	–	–	868	884
Life Insurance & Retirement Services (f)	4,469	1,187	1,394	993	895
Asset Management	632	412	148	57	15
Life Settlement	253	–	253	–	–
DBG(g)	913	–	–	–	913
Parent Company	194	53	108	33	–

Total	$29,821	$7,500	$4,965	$3,865	$13,491

(a)	Primarily AIG SunAmerica construction guarantees connected to affordable housing investments.
(b)	Represents reimbursement obligations under letters of credit issued by commercial banks.

(c)	Excludes commitments with respect to pension plans. The annual pension contribution for 2006 is expected to be approximately $70 million for U.S. and non-U.S. Plans.

(d)	Primarily liquidity facilities provided in connection with certain municipal swap transactions and collateralized bond obligations.
(e)	Primarily in connection with options to acquire aircraft.
(f)	Primarily AIG SunAmerica commitments to invest in partnerships.
(g)	Primarily commitments to invest in limited partnerships.

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
     As a result of the downgrades of AIG’s long-term senior debt ratings, AIG was required to post approximately $1.16 billion of collateral with counterparties to municipal guaranteed investment agreements and financial derivatives transactions. In the event of a further downgrade, AIG will be required to post additional collateral. It is estimated that, as of the close of business on July 31, 2006 based on AIG’s outstanding municipal guaranteed investment agreements and financial derivatives transactions as of such date, a further downgrade of AIG’s long-term senior debt ratings to ‘Aa3’ by Moody’s or ‘AA–’ by S&P would permit counterparties to call for approximately $873 million of additional collateral. Further, additional downgrades could result in requirements for substantial additional collateral, which could have a material effect on how AIG manages its liquidity. The actual amount of additional collateral that AIG would be required to post to counterparties in the event of such downgrades depends on market conditions, the market value of the outstanding affected transactions and other factors prevailing at the time of the downgrade. Any additional obligations to post collateral will increase the demand on AIG’s liquidity.
Shareholders’ Equity
AIG’s consolidated shareholders’ equity increased $1.39 billion during the first six months of 2006. Retained earnings increased $5.86 billion, resulting from net income of $6.39 billion and $308 million reflecting the cumulative effect of accounting changes less dividends of $831 million. Unrealized appreciation of investments, net of taxes, decreased $5.49 billion and the cumulative translation adjustment loss, net of taxes, decreased $721 million. During the first six months of 2006 there was a gain of $5 million, net of taxes, relating to derivative contracts designated as cash flow hedging instruments. (See also the discussion under “Operating Review” and “Liquidity” herein and the Consolidated Statement of Comprehensive Income.)
     AIG has in the past reinvested most of its unrestricted earnings in its operations and believes such continued reinvestment in the future will be adequate to meet any foreseeable capital needs. However, AIG may choose from time to time to raise additional funds through the issuance of additional securities.
Stock Purchase
During 2006, AIG did not purchase any shares of its common stock under its existing share repurchase authorization. AIG from time to time may buy shares of its common stock in the open market for general corporate purposes, including to satisfy its obligations under various employee benefit plans. At June 30, 2006, an additional 36,542,700 shares could be purchased under the then current authorization by AIG’s Board of Directors.
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

American International Group, Inc. and Subsidiaries

in accordance with U.S. GAAP for domestic companies are that statutory financial statements do not reflect deferred policy acquisition costs, some bond portfolios may be carried at amortized cost, assets and liabilities are presented net of reinsurance, policyholder liabilities are valued using more conservative assumptions and certain assets are non-admitted.
     In connection with the filing of the 2005 statutory financial statements for AIG’s domestic General Insurance companies, AIG agreed with the relevant state insurance regulators on the statutory accounting treatment of various items. The regulatory authorities have also permitted certain of the domestic and foreign insurance subsidiaries to support the carrying value of their investments in certain non-insurance and foreign insurance subsidiaries by utilizing the AIG audited consolidated financial statements to satisfy the requirement that the U.S. GAAP-basis equity of such entities be audited. In addition, the regulatory authorities have permitted the domestic General Insurance companies to utilize audited financial statements prepared on a basis of accounting other than U.S. GAAP to value investments in joint ventures, limited partnerships and hedge funds. These permitted practices did not affect the domestic General Insurance companies’ compliance with minimum regulatory capital requirements.
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
     AIG’s U.S. operations are negatively affected under guarantee fund assessment laws which exist in most states. As a result of operating in a state which has guarantee fund assessment laws, a solvent insurance company may be assessed for certain obligations arising from the insolvencies of other insurance companies which operated in that state. AIG generally records these assessments upon notice. Additionally, certain states permit at least a portion of the assessed amount to be used as a credit against a company’s future premium tax liabilities. Therefore, the ultimate net assessment cannot reasonably be estimated. The guarantee fund assessments net of credits for the first six months of 2006 were $17 million.
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
     Foreign operations are individually subject to local solvency margin requirements that require maintenance of adequate capitalization, which AIG complies with by country. In addition, certain foreign locations, notably Japan, have established regulations that can result in guarantee fund assessments. These have not had a material effect on AIG’s financial condition or results of operations.
Liquidity
AIG’s liquidity is primarily derived from the operating cash flows of its General and Life Insurance & Retirement Services operations. Management believes that AIG’s liquid assets, its net cash provided by operations, and access to the capital markets will enable it to meet any anticipated cash requirements.

American International Group, Inc. and Subsidiaries

     At June 30, 2006, AIG’s consolidated invested assets included $23.33 billion of cash and short-term investments. Consolidated net cash provided by operating activities in the first six months of 2006 amounted to $7.0 billion.
     During the second quarter of 2006, AIG began presenting cash flows related to the origination and sale of finance receivables held for sale as cash flows within operating activities in the Consolidated Statement of Cash Flows. Previously these amounts were presented as cash flows within investing activities. In addition, certain intercompany transactions included in Finance receivables held for sale — originations and purchases and Finance receivable principal payments received in the Consolidated Statement of Cash Flows were not eliminated in 2005. After evaluating the effect of these items during the second quarter of 2006, AIG has revised the 2005 presentation to conform to the 2006 presentation. See Note 11 of Notes to the Consolidated Financial Statements.
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
     With respect to Life Insurance & Retirement Services operations, if a substantial portion of the Life Insurance & Retirement Services operations bond portfolio diminished significantly in value and/or defaulted, AIG might need to liquidate other portions of its Life Insurance & Retirement Services investment portfolio and/or arrange financing. Potential events causing such a liquidity strain could be the result of economic collapse of a nation or region in which Life Insurance & Retirement Services operations exist, nationalization, terrorist acts, or other such economic or political upheaval. In addition, a significant rise in interest rates leading to a significant increase in policyholder surrenders could also create a liquidity strain. (See also the discussions under “Operating Review: Life Insurance & Retirement Services Operations” herein.)
     In addition to the combined insurance pretax operating cash flow, AIG’s insurance operations held $12.99 billion in cash and short-term investments at June 30, 2006. Operating cash flow and the cash and short-term balances held provided AIG’s insurance operations with a significant amount of liquidity. AIG subsidiaries have also issued debt securities to meet capital needs. In December 2005, Transatlantic issued $750 million of debt securities in a public offering, of which $450 million were purchased by other AIG subsidiaries. Transatlantic contributed the proceeds of the offering to a reinsurance company subsidiary.
     This liquidity is available, among other things, to purchase predominately high quality and diversified fixed income securities and, to a lesser extent, marketable equity securities, and to provide mortgage loans on real estate, policy loans and collateral loans. This cash flow coupled with proceeds of approximately $65 billion from the maturities, sales and redemptions of fixed income securities and from the sale of equity securities was used to purchase approximately $81 billion of fixed income securities and marketable equity securities during the first six months of 2006.
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
     AIG, the parent company, funds its short-term working capital needs through commercial paper issued by AIG Fund-

American International Group, Inc. and Subsidiaries

ing. As of June 30, 2006, AIG Funding had $3.23 billion of commercial paper outstanding with an average maturity of 28 days. As additional liquidity, AIG parent has a $2 billion inter-company revolving credit facility provided by certain of its subsidiaries, a $1.625 billion 364-day revolving bank credit facility that expires in July 2007, a $1.625 billion five year revolving bank credit facility that expires in July 2011 and a $3 billion 364-day revolving credit facility that expires in November 2006, of which $669 million is currently available as back-up liquidity. AIG parent’s primary sources of cash flow are dividends and loans from its subsidiaries. AIG parent’s primary uses of cash flow are for debt service, capital contributions to subsidiaries and the payment of dividends to shareholders. As of June 30, 2006, including debt obligations of AGC that are guaranteed by AIG, remaining debt and loan maturities due in 2006 are $600 million and $0 for the third and fourth quarters, respectively. According to the terms of the Zero Coupon Convertible Senior Debentures issued by AIG on November 9, 2001, holders can require AIG to repurchase the debentures once every five years beginning on November 9, 2006. Assuming that all of the outstanding debentures are required to be repurchased by AIG on November 9, 2006, the aggregate repurchase price payable by AIG on that date will be approximately $1.10 billion. See also Note 9 of Notes to Consolidated Financial Statements in AIG’s 2005 Annual Report on Form 10-K/A for additional information on debt maturities for AIG and its subsidiaries.
Special Purpose Vehicles and Off Balance Sheet Arrangements
AIG uses special purpose vehicles (SPVs) and off balance sheet arrangements in the ordinary course of business. As a result of recent changes in accounting, a number of SPVs and off balance sheet arrangements have been reflected in AIG’s consolidated financial statements. In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 addressed the consolidation and disclosure rules for nonoperating entities that are now defined as Variable Interest Entities (VIEs). In December 2003, FASB issued a revision to Interpretation No. 46 (FIN 46(R)).
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

American International Group, Inc. and Subsidiaries

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
Managing Risk
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
Insurance
AIG has performed a separate VaR analysis for the General Insurance and Life Insurance & Retirement Services segments and for each market risk within each segment. For purposes of the VaR calculation, the insurance assets and liabilities from GICs are included in the Life Insurance & Retirement Services segment. For the calculations in the analyses the financial instrument assets included are the insurance segments’ invested assets, excluding real estate and investment income due and accrued, and the financial instrument liabilities included are reserve for losses and loss expenses, unearned premiums, future policy benefits for life and accident and health insurance contracts and other policyholders’ funds.
     AIG calculated the VaR with respect to the net fair value of each of AIG’s insurance segments as of June 30, 2006 and December 31, 2005. The VaR number represents the maximum potential loss as of those dates that could be incurred with a 95 percent confidence (i.e., only five percent of historical scenarios show losses greater than the VaR figure) within a one-month holding period. AIG uses the historical simulation methodology that entails repricing all assets and liabilities under explicit changes in market rates within a specific historical time period. AIG uses the most recent three years of historical market information for interest rates, foreign exchange rates, and equity index prices. For each scenario, each transaction was repriced. Portfolio, business unit and finally AIG-wide scenario values are then calculated by netting the values of all the underlying assets and liabilities.
The following table presents the period-end, average, high and low VaRs on a combined basis and of each component of market risk for each of AIG’s insurance segments as of June 30, 2006 and December 31, 2005. Due to diversification effects, the combined VaR is always smaller than the sum of its components.

	2006				2005

		For the six months ended			As of	For the year ended
	As of June 30,	June 30,			December 31,	December 31,

(in millions)		Average	High	Low		Average	High	Low

General Insurance:
Market risk:
Combined	$1,776	$1,689	$1,776	$1,617	$1,617	$1,585	$1,672	$1,396
Interest rate	1,716	1,690	1,717	1,636	1,717	1,746	1,931	1,563
Currency	150	133	150	119	130	125	139	111
Equity	553	549	560	535	535	651	727	535
Life Insurance & Retirement Services:
Market risk:
Combined	$4,857	$4,878	$5,260	$4,515	$4,515	$4,737	$5,024	$4,515
Interest rate	4,843	4,752	5,032	4,382	4,382	4,488	4,750	4,382
Currency	475	538	597	475	541	511	560	442
Equity	967	841	967	762	762	953	1,024	762

In the Life Insurance & Retirement Services segment, the increase in Combined VaR and interest rate VaR in 2006 was primarily the result of growth in the Foreign Life business. In most Asian markets, interest rates and interest rate volatilities were stable during the first six months of 2006.
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
     ILFC is exposed to market risk and the risk of loss of fair value and possible liquidity strain resulting from adverse fluctuations in interest rates. As of June 30, 2006 and December 31, 2005, AIG statistically measured the loss of fair value through the application of a VaR model. In this analysis, the net fair value of Aircraft Finance operations was determined using the financial instrument assets which included the tax adjusted future flight equipment lease revenue, and the financial instrument liabilities which included the future servicing of the current debt. The estimated effect of the current derivative positions was also taken into account.
     AIG calculated the VaR with respect to the net fair value of Aircraft Finance operations using the historical simulation methodology, as previously described. As of June 30, 2006 and December 31, 2005, the average VaR with respect to the net fair value of Aircraft Finance operations was approximately $182 million and $129 million, respectively. In late 2005, ILFC lengthened the average maturity of its debt, leading to an increase in its VaR.
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
     AIGFP attempts to secure reliable and independent current market prices, such as published exchange prices, external subscription services such as from Bloomberg or Reuters or third-party broker quotes for use in this model. When such prices are not available, AIGFP use an internal methodology which includes extrapolation from observable and verifiable prices nearest to the measurement date of the reporting period. Historically, actual results have not materially deviated from these models in any material respect.
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

American International Group, Inc. and Subsidiaries

The following table presents the VaR on a combined basis and of each component of market risk for Capital Markets operations as of June 30, 2006 and December 31, 2005. Due to diversification effects, the combined VaR is always smaller than the sum of its components.

(in millions)	2006	2005

Combined	$20	$22
Interest rate	7	9
Currency	9	3
Equity	13	14
Commodity	10	9

The following table presents the average, high and low VaRs on a combined basis and of each component of market risk for Capital Markets operations as of June 30, 2006 and December 31, 2005. Due to diversification effects, the combined VaR is always smaller than the sum of its components.

	2006			2005

(in millions)	Average	High	Low	Average	High	Low

Combined	$21	$22	$20	$17	$22	$13
Interest rate	8	9	7	9	11	6
Currency	6	9	3	4	6	3
Equity	13	14	12	9	16	5
Commodity	12	16	9	8	10	7

Catastrophe Exposures
The nature of AIG’s business exposes it to various catastrophic events in which multiple losses across multiple lines of business can occur in any calendar year. In order to control this exposure, AIG uses a combination of techniques, including setting aggregate limits in key business units, monitoring and modeling accumulated exposures, and purchasing catastrophe reinsurance to supplement its other reinsurance protections.
AIG evaluates catastrophic events and assesses the probability of occurrence and magnitude of catastrophic events through the use of third party models generally recognized as industry standards. Following is an overview of modeled losses associated with the more significant natural perils. The modeled results assume that all reinsurers perform their obligations to AIG in accordance with their terms.
It is important to recognize that there is no standard methodology to project the possible losses from total property and workers compensation exposures and that the use of different models could result in materially different projected losses. Further, there are no industry standard assumptions to be utilized in projecting these losses. The use of different assumptions could materially change the projected losses. Therefore, these modeled losses may not be comparable to estimates made by other companies.
These estimates are inherently uncertain and may not reflect AIG’s maximum exposures to these events. It is highly likely that AIG’s losses will vary, perhaps significantly, from these estimates.
Natural Catastrophe Exposures
The modeled results provided in the table below were based on the aggregate exceedence probability (AEP) losses which represent total property and workers compensation losses that may occur in any single year from one or more natural events. The model, which has been updated to reflect 2005 catastrophes, generally used 2005 exposure data and the current reinsurance program structure. The values provided were based on 100 year return period losses, which have a 1 percent likelihood of being exceeded in any single year. Thus, there is a one percent probability that AIG could incur in any year losses in excess of the modeled amounts for these perils.

(in millions)

				% of Consolidated
		Net of	Net, After	Shareholders’ Equity
Natural Peril	Gross	Reinsurance	Income Taxes	at December 31, 2005

Earthquake	$3,412	$2,283	$1,484	1.7%
Tropical Cyclone*	$5,336	$3,907	$2,540	2.9%

* Includes hurricanes, typhoons and other wind-related events.
In addition, AIG also evaluates potential single event earthquake and hurricane losses that may be incurred. The single events utilized are a subset of potential events identified and utilized by Lloyd’s1and referred to as Realistic Disaster Scenarios (RDSs). The purpose of this analysis was to utilize these RDSs to provide a reference frame and place into context the model results. However, it is important to note that the specific events used for this analysis do not necessarily represent the worst case loss that AIG could incur from this type of an event in these regions. The losses associated with the RDSs are included in the table below.
Single event modeled property and workers compensation losses to AIG’s worldwide portfolio of risk for key geographic areas. Gross values represent AIG’s liability after the application of policy limits and deductibles, and net values represent losses after all reinsurance is applied.

(in millions)

		Net of
Natural Peril	Gross	Reinsurance

Miami Hurricane	$4,530	$2,911
Northeast Hurricane	3,732	2,498
San Francisco Earthquake	3,628	2,229
Los Angeles Earthquake	3,285	2,145
Gulf Coast Hurricane	2,581	1,391
Japanese Earthquake	339	153
European Windstorm	135	41
Japanese Typhoon	125	105

ACTUAL RESULTS IN ANY PERIOD ARE LIKELY TO VARY, PERHAPS MATERIALLY, FROM THE MODELED SCENARIOS, AND THE OCCURRENCE OF ONE OR MORE SEVERE EVENTS COULD HAVE A MATERIAL ADVERSE EFFECT ON AIG’S FINANCIAL CONDITION, RESULTS OF OPERATIONS AND LIQUIDITY.

[1]	Lloyd’s Realistic Disaster Scenarios, Scenario Specifications, April 2006

American International Group, Inc. and Subsidiaries

Measures Implemented to Control Hurricane and Earthquake Catastrophic Risk
Catastrophic risk from the earthquake and hurricane perils is proactively managed through reinsurance programs, and aggregate accumulation monitoring. Catastrophe reinsurance is purchased by AIG from financially sound reinsurers. Recoveries under this program, along with other non-catastrophic reinsurance protections, are reflected in the net values provided in the tables above. In addition to the catastrophic reinsurance programs, hurricane and earthquake exposures are also controlled by monitoring aggregate exposures on a regular basis. The aggregate exposures are calculated by compiling total liability within AIG defined hurricane and earthquake catastrophe risk zones and therefore represent the maximum that could be lost in any individual zone. These aggregate accumulations are tracked over time in order to monitor both long and short term trends. AIG’s major property writers, Lexington and The Private Client Group, have also implemented catastrophe related underwriting procedures and manage their books at an account level. Lexington individually models most accounts prior to binding in order to specifically quantify catastrophic risk for each account.
Pandemic Influenza
The potential for a pandemic influenza outbreak has received media attention during the past year. AIG continues to analyze its exposure to this serious threat and, as such, has engaged an external risk management firm to model loss scenarios associated with an outbreak of Avian Flu. Using a 1 in 100 year return period, AIG estimates its after-tax net losses under its life insurance policies due to Avian Flu at approximately 0.9 percent of consolidated shareholders’ equity as of December 31, 2005. This estimate was calculated over a 3 year period, although the majority of the losses would be incurred in the first year. The modeled losses calculated were based on 2005 policy data representing approximately 90 percent of AIG’s Individual Life, Group Life, and Credit Life books of business, net of reinsurance. This estimate does not include claims that could be made under other policies, such as business interruption or general liability policies, and does not reflect estimates for losses resulting from disruption of AIG’s own business operations that may arise out of such a pandemic. The model used to generate this estimate has only recently been developed. The reasonableness of the model and its underlying assumptions cannot readily be verified by reference to comparable historical events. As a result, AIG’s actual losses from a pandemic influenza outbreak are likely to vary significantly from those predicted by the model.
Terrorism
Terrorism risk is also monitored to control AIG’s exposure. AIG shares its exposures to terrorism risks under the Terrorism Risk Insurance Act (TRIA). AIG’s current deductible under TRIA is $3.3 billion and AIG would share 10 percent of certified terrorism losses in excess of the $3.3 billion.
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
     On June 29, 2005, the FASB issued Statement 133 Implementation Issues No. B38, “Embedded Derivatives: Evaluation of Net Settlement with Respect to the Settlement of a Debt Instrument through Exercise of an Embedded Put Option or Call Option” and No. B39, “Application of Paragraph 13(b) to Call Options That are Exercisable Only by the Debtor.”
     On September 19, 2005, the FASB issued Statement of Position 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts.”
     On February 16, 2006, the FASB issued FAS No. 155, “Accounting for Certain Hybrid Financial Instruments.”
     On March 27, 2006, the FASB issued FASB FTB 85-4-1, “Accounting for Life Settlement Contracts by Third-Party Investors” (FSP 85-4-1), an amendment of FTB 85-4, “Accounting for Purchases of Life Insurance.”
     On April 13, 2006, the FASB issued FSP FIN 46(R)-6, “Determining the Variability to be Considered in Applying FASB Interpretation No. 46(R).”
     On July 13, 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (FIN 48).

American International Group, Inc. and Subsidiaries

     Effective January 1, 2006, AIG adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R “Share-Based Payments” (FAS 123R). For further discussion of these recent accounting standards and its application to AIG, see Note 10 of Notes to Consolidated Financial Statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Included in Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations.
ITEM 4. CONTROLS AND PROCEDURES
In connection with the preparation of this Form 10-Q, an evaluation was carried out by AIG’s management, with the participation of AIG’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of AIG’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on its evaluation, and in light of the previously identified material weaknesses in internal control over financial reporting, as of December 31, 2005, described within the 2005 Annual Report on Form 10-K, AIG’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2006, AIG’s disclosure controls and procedures were ineffective. In addition, there has been no change in AIG’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, AIG’s internal control over financial reporting.

American International Group, Inc. and Subsidiaries

Part II – OTHER INFORMATION

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The table below provides information with respect to purchases of AIG Common stock during the three months ended June 30, 2006.

				Maximum Number
			Total Number of	of Shares that May
			Shares Purchased	Yet Be Purchased
	Total	Average	as Part of Publicly	Under the Plans
	Number of	Price Paid	Announced Plans	or Programs
Period	Shares Purchased(1)	per Share	or Programs	at End of Month(2)

April 1 - 30	–	$–	–	36,542,700
May 1 - 31	–	–	–	36,542,700
June 1 - 30	–	–	–	36,542,700

Total	–	$–	–

(1)	Does not include 30,518 shares delivered or attested to in satisfaction of the exercise price by holders of AIG employee stock options exercised during the three months ended June 30, 2006.
(2)	On July 19, 2002, AIG announced that its Board of Directors had authorized the open market purchase of up to 10 million shares of common stock. On February 13, 2003, AIG announced that the Board had expanded the existing program through the authorization of an additional 50 million shares. The purchase program has no set expiration or termination date.

ITEM 4.	Submission of Matters to a Vote of Security Holders.
At the Annual Meeting of Shareholders held on May 17, 2006, the Shareholders:

(a) Elected fifteen directors as follows:

Nominee	Shares For	Shares Withheld

Pei-yuan Chia	2,245,278,647	112,943,402
Marshall A. Cohen	1,738,721,381	619,500,668
Martin S. Feldstein	1,780,147,427	578,074,622
Ellen V. Futter	1,801,720,202	556,501,847
Stephen L. Hammerman	2,280,495,958	77,726,091
Richard C. Holbrooke	1,791,353,064	566,868,985
Fred H. Langhammer	2,300,193,254	58,028,795
George L. Miles, Jr.	2,290,670,840	67,551,209
Morris W. Offit	2,251,884,371	106,337,678
James F. Orr III	2,300,512,200	57,709,849
Martin J. Sullivan	1,849,146,165	509,075,884
Michael H. Sutton	2,299,458,677	58,763,372
Edmund S.W. Tse	2,294,329,520	63,892,529
Robert B. Willumstad	2,300,312,892	57,909,157
Frank G. Zarb	1,832,805,886	525,416,163

(b) Approved by a vote of 1,745,063,449 shares to 576,509,051 shares, with 36,649,549 abstaining, a proposal to ratify the selection of PricewaterhouseCoopers LLP as the independent registered public accounting firm for 2006.

(c) Approved by a vote of 2,169,404,151 shares to 148,588,891 shares, with 40,229,007 abstaining, a proposal to adopt an Executive Incentive Plan.

ITEM 6.	Exhibits.
See accompanying Exhibit Index.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN INTERNATIONAL GROUP, INC.
(Registrant)

/s/ Steven J. Bensinger

Steven J. Bensinger
Executive Vice President and Chief Financial Officer

/s/ David L. Herzog

David L. Herzog
Senior Vice President and Comptroller
(Principal Accounting Officer)
Dated: August 9, 2006

EXHIBIT INDEX

Exhibit
Number	Description	Location

11	Statement re computation of per share earnings	Included in Note (3) of Notes to Consolidated Financial Statements.
12	Statement re computation of ratios	Filed herewith.
31	Rule 13a-14(a)/15d-14(a) Certifications	Filed herewith.
32	Section 1350 Certifications	Filed herewith.