Form 10-Q
period 2006-09-30
AMERICAN INTERNATIONAL GROUP INC
filed 2006-11-09
CIK 5272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐         No    ☑
Applicable only to corporate issuers
     As of October 31, 2006, there were 2,599,721,215 shares outstanding of the issuer’s common stock.

American International Group, Inc. and Subsidiaries
Part I – FINANCIAL INFORMATION
ITEM 1. Financial Statements (unaudited)
CONSOLIDATED BALANCE SHEET
(in millions) (unaudited)

	September 30,	December 31,
	2006	2005

Assets:
Investments and financial services assets:
Fixed maturities:
Bonds available for sale, at market value (amortized cost: 2006 – $368,532; 2005 – $349,612) (includes hybrid financial instruments: 2006 – $407)	$376,036	$359,516
Bonds held to maturity, at amortized cost (market value: 2006 – $22,148; 2005 – $22,047)	21,484	21,528
Bond trading securities, at market value (cost: 2006 – $7,267; 2005 – $4,623)	7,238	4,636
Equity securities:
Common stocks available for sale, at market value (cost: 2006 – $10,125; 2005 – $10,125)	11,835	12,227
Common and preferred stocks trading, at market value (cost: 2006 – $10,098; 2005 – $7,746)	11,528	8,959
Preferred stocks available for sale, at market value (cost: 2006 – $2,450; 2005 – $2,282)	2,500	2,402
Mortgage loans on real estate, net of allowance (2006 – $57; 2005 – $54)	16,842	14,300
Policy loans	7,385	7,039
Collateral and guaranteed loans, net of allowance (2006 – $7; 2005 – $10)	3,597	3,570
Financial services assets:
Flight equipment primarily under operating leases, net of accumulated depreciation (2006 – $8,480; 2005 – $7,419)	39,460	36,245
Securities available for sale, at market value (cost: 2006 – $40,501; 2005 – $37,572)	41,232	37,511
Trading securities, at market value	5,822	6,499
Spot commodities	118	92
Unrealized gain on swaps, options and forward transactions	20,235	18,695
Trading assets	2,194	1,204
Securities purchased under agreements to resell, at contract value	27,041	14,547
Finance receivables, net of allowance (2006 – $679; 2005 – $670) (includes finance receivables held for sale: 2006 – $863; 2005 – $1,110)	28,634	27,995
Securities lending collateral, at market value (which approximates cost)	71,388	59,471
Other invested assets	32,777	27,267
Short-term investments, at cost (which approximates market value)	22,716	15,342

Total investments and financial services assets	750,062	679,045
Cash	1,425	1,897
Investment income due and accrued	6,202	5,727
Premiums and insurance balances receivable, net of allowance (2006 – $881; 2005 – $1,011)	17,540	15,333
Reinsurance assets, net of allowance (2006 – $447; 2005 – $992)	24,364	24,978
Deferred policy acquisition costs	36,342	33,248
Investments in partially owned companies	1,031	1,158
Real estate and other fixed assets, net of accumulated depreciation (2006 – $5,424; 2005 – $4,990)	9,141	7,446
Separate and variable accounts	70,652	63,797
Goodwill	8,576	8,093
Other assets	16,209	12,329

Total assets	$941,544	$853,051

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEET (continued)
(in millions, except share data) (unaudited)

	September 30,	December 31,
	2006	2005

Liabilities:
Reserve for losses and loss expenses	$79,863	$77,169
Unearned premiums	26,068	24,243
Future policy benefits for life and accident and health insurance contracts	118,273	108,807
Policyholders’ contract deposits	236,342	227,027
Other policyholders’ funds	10,534	10,870
Commissions, expenses and taxes payable	5,125	4,769
Insurance balances payable	4,722	3,564
Funds held by companies under reinsurance treaties	2,442	4,174
Income taxes payable	8,497	6,288
Financial services liabilities:
Borrowings under obligations of guaranteed investment agreements	21,091	20,811
Securities sold under agreements to repurchase, at contract value	15,071	11,047
Trading liabilities	2,914	2,546
Hybrid financial instrument liabilities, at fair value	8,150	–
Securities and spot commodities sold but not yet purchased, at market value	5,645	5,975
Unrealized loss on swaps, options and forward transactions	12,764	12,740
Trust deposits and deposits due to banks and other depositors	4,813	4,877
Commercial paper	8,814	6,514
Notes, bonds, loans and mortgages payable	79,834	71,313
Commercial paper	4,484	2,694
Notes, bonds, loans and mortgages payable	13,350	7,126
Liabilities connected to trust preferred stock	1,399	1,391
Separate and variable accounts	70,652	63,797
Securities lending payable	72,264	60,409
Minority interest	6,290	5,124
Other liabilities (includes hybrid financial instruments: 2006 – $70)	25,800	23,273

Total liabilities	845,201	766,548

Preferred shareholders’ equity in subsidiary companies	189	186

Commitments and Contingent Liabilities (See Note 6)
Shareholders’ equity:
Common stock, $2.50 par value; 5,000,000,000 shares authorized; shares issued 2006 and 2005 – 2,751,327,476	6,878	6,878
Additional paid-in capital	2,572	2,339
Retained earnings	81,987	72,330
Accumulated other comprehensive income (loss)	6,744	6,967
Treasury stock, at cost; 2006 – 152,107,902; 2005 – 154,680,704 shares of common stock	(2,027)	(2,197)

Total shareholders’ equity	96,154	86,317

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$941,544	$853,051

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF INCOME

(in millions, except per share data) (unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2006	2005	2006	2005

Revenues:
Premiums and other considerations	$18,856	$17,243	$55,401	$52,459
Net investment income	6,263	5,654	18,002	16,213
Realized capital gains (losses)	(87)	77	(132)	89
Other income	4,167	3,434	9,930	12,752

Total revenues	29,199	26,408	83,201	81,513

Benefits and expenses:
Incurred policy losses and benefits	14,737	16,501	43,725	45,657
Insurance acquisition and other operating expenses	8,161	7,360	23,141	20,959

Total benefits and expenses	22,898	23,861	66,866	66,616

Income before income taxes, minority interest and cumulative effect of an accounting change	6,301	2,547	16,335	14,897

Income taxes	1,943	748	5,066	4,537

Income before minority interest and cumulative effect of an accounting change	4,358	1,799	11,269	10,360

Minority interest	(134)	(54)	(694)	(327)

Income before cumulative effect of an accounting change	4,224	1,745	10,575	10,033

Cumulative effect of an accounting change, net of tax	–	–	34	–

Net income	$4,224	$1,745	$10,609	$10,033

Earnings per common share:
Basic
Income before cumulative effect of an accounting change	$1.62	$0.67	$4.06	$3.86
Cumulative effect of an accounting change, net of tax	–	–	0.01	–

Net income	$1.62	$0.67	$4.07	$3.86

Diluted
Income before cumulative effect of an accounting change	$1.61	$0.66	$4.03	$3.82
Cumulative effect of an accounting change, net of tax	–	–	0.01	–

Net income	$1.61	$0.66	$4.04	$3.82

Dividends declared per common share	$0.165	$0.175	$0.48	$0.475

Average shares outstanding:
Basic	2,607	2,597	2,607	2,597
Diluted	2,626	2,624	2,625	2,624

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions) (unaudited)

Nine Months Ended September 30,	2006	2005

Summary:
Net cash provided by (used in) operating activities	$6,004	$20,190
Net cash used in investing activities	(51,400)	(52,577)
Net cash provided by financing activities	44,865	32,576
Effect of exchange rate changes on cash	59	(90)

Change in cash	(472)	99
Cash at beginning of period	1,897	2,009

Cash at end of period	$1,425	$2,108

Cash flows from operating activities:
Net income	$10,609	$10,033

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Noncash revenues, expenses, gains and losses included in income:
Realized capital (gains) losses	394	296
Foreign exchange transaction (gains) losses	845	(2,889)
Equity in income of partially owned companies and other invested assets	(2,655)	(1,217)
Amortization of premium and discount on securities	100	357
Depreciation expenses, principally flight equipment	1,743	1,311
Provision for finance receivable losses	329	315
Changes in operating assets and liabilities:
General and life insurance reserves	10,507	17,257
Premiums and insurance balances receivable and payable – net	(173)	89
Reinsurance assets	614	(2,163)
Deferred policy acquisition costs	(3,210)	(2,351)
Investment income due and accrued	(475)	(399)
Funds held under reinsurance treaties	(1,732)	544
Other policyholders’ funds	(510)	613
Income taxes payable	1,905	2,532
Commissions, expenses and taxes payable	356	516
Other assets and liabilities – net	(120)	1,233
Bonds, common and preferred stocks trading, at market value	(4,410)	(3,532)
Trading assets and liabilities – net	(622)	1,711
Trading securities, at market value	677	(3,532)
Spot commodities	(26)	82
Net unrealized (gain) loss on swaps, options and forward transactions	(966)	694
Securities purchased under agreements to resell	(12,494)	14,143
Securities sold under agreements to repurchase	4,024	(12,887)
Securities and spot commodities sold but not yet purchased, at market value	(330)	249
Finance receivables held for sale – originations and purchases	(7,965)	(9,111)
Sales of finance receivables – held for sale	7,888	8,409
Other – net	1,701	(2,113)

Total adjustments	(4,605)	10,157

Net cash provided by (used in) operating activities	$6,004	$20,190

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS (continued)

(in millions) (unaudited)

Nine Months Ended September 30,	2006	2005

Cash flows from investing activities:
Cost of bonds, at market sold	$70,737	$93,690
Cost of bonds, at market matured or redeemed	11,794	12,553
Cost of equity securities sold	8,891	9,271
Realized capital gains (losses)	(325)	24
Sales of securities available for sale	4,300	4,913
Maturities of securities available for sale	974	2,190
Sales of flight equipment	380	376
Sales or distributions of other invested assets	11,591	7,480
Finance receivable principal payments received	9,131	8,842
Mortgage, policy, collateral and guaranteed loans payments received	3,081	2,715
Purchases of fixed maturity securities	(98,852)	(130,547)
Purchases of equity securities	(11,032)	(10,947)
Purchases of securities available for sale	(8,162)	(12,992)
Purchases of flight equipment	(4,860)	(5,482)
Purchases of other invested assets	(11,935)	(8,874)
Net additions to real estate and other assets	(1,405)	(1,398)
Finance receivables held for investment – originations and purchases	(9,947)	(13,021)
Mortgage, policy, collateral and guaranteed loans granted	(5,793)	(3,941)
Change in securities lending collateral	(11,917)	(8,458)
Change in short-term investments	(8,051)	1,029

Net cash used in investing activities	$(51,400)	$(52,577)

Cash flows from financing activities:
Policyholders’ contract deposits	37,998	39,254
Policyholders’ contract withdrawals	(30,475)	(26,562)
Change in trust deposits and deposits due to banks and other depositors	(64)	7
Change in commercial paper	3,216	21
Proceeds from notes, bonds, loans and mortgages payable, and hybrid financial instrument liabilities	40,345	43,791
Repayments on notes, bonds, loans and mortgages payable, and hybrid financial instrument liabilities	(16,851)	(32,929)
Proceeds from issuance of guaranteed investment agreements	9,411	9,743
Maturities of guaranteed investment agreements	(9,480)	(8,059)
Change in securities lending payable	11,855	8,458
Proceeds from issuance of common stock	94	44
Cash dividends paid to shareholders	(1,209)	(1,031)
Acquisition of treasury stock	(7)	(170)
Other – net	32	9

Net cash provided by financing activities	$44,865	$32,576

Supplementary disclosure of cash flow information:
Cash paid during the period for:
Interest	$4,254	$3,587
Taxes	$3,252	$2,031
Non-cash activity:
Interest credited to policyholder accounts included in financing activities	$7,253	$7,074

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(in millions, except per share data) (unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2006	2005	2006	2005

Net income	$4,224	$1,745	$10,609	$10,033

Other comprehensive income (loss):
Unrealized appreciation (depreciation) of investments – net of reclassification adjustments	7,200	(2,493)	(1,133)	(211)
Deferred income tax benefit (expense) on above changes	(2,562)	993	281	490
Foreign currency translation adjustments	(115)	222	955	(604)
Deferred income tax benefit (expense) on above changes	17	(379)	(332)	122
Net derivative gains (losses) arising from cash flow hedging activities	4	(63)	12	7
Deferred income tax (expense) benefit on above changes	(1)	90	(4)	19
Retirement plan liabilities adjustment, net of tax	—	(42)	(2)	(70)

Other comprehensive income (loss)	4,543	(1,672)	(223)	(247)

Comprehensive income (loss)	$8,767	$73	$10,386	$9,786

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	Financial Statement Presentation
These unaudited condensed consolidated financial statements do not include certain financial information required by U.S. generally accepted accounting principles (GAAP) for complete financial statements and should be read in conjunction with the audited consolidated financial statements and the related notes included in the Annual Report on Form 10-K/A of American International Group, Inc. (AIG) for the year ended December 31, 2005 (2005 Annual Report on Form 10-K/A).
In the opinion of management, these consolidated financial statements contain the normal recurring adjustments necessary for a fair statement of the results presented herein. All material intercompany accounts and transactions have been eliminated. Certain accounts have been reclassified in the 2005 financial statements to conform to their 2006 presentation. See also Note 11 herein.
Information with respect to the three and nine months ended September 30, 2005 includes the effects of corrections and reclassifications made in conjunction with the Second Restatement. See also AIG’s 2005 Annual Report on Form 10-K/A.

2.	Segment Information
AIG identifies its reportable segments by product line consistent with its management structure. AIG’s major product and service groupings are general insurance, life insurance & retirement services, financial services and asset management. The following table summarizes the operations by major operating segment for the three and nine-month periods ended September 30, 2006 and 2005:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
Operating Segments
(in millions)	2006	2005	2006	2005

Revenues(a):
General Insurance(b)(h)	$12,615	$11,192	$36,438	$33,816
Life Insurance & Retirement Services(c)(h)	12,356	11,760	36,819	35,086
Financial Services(d)	3,187	1,926	6,028	8,140
Asset Management(e)	1,238	1,355	4,098	3,951
Other	(197)	175	(182)	520

Consolidated	$29,199	$26,408	$83,201	$81,513

Operating income (loss)(a)(f)(i)(j):
General Insurance(h)	$2,625	$(137)	$7,819	$3,390
Life Insurance & Retirement Services(g)(h)	2,448	2,248	7,424	6,787
Financial Services(g)	1,357	224	650	3,483
Asset Management	341	568	1,613	1,682
Other(k)	(470)	(356)	(1,171)	(445)

Consolidated	$6,301	$2,547	$16,335	$14,897

(a)	Includes the effect of hedging activities that do not qualify for hedge accounting treatment under FAS 133, including the related foreign exchange gains and losses. For the three-month periods ended September 30, 2006 and 2005, the effect was $165 million and $(353) million, respectively, in revenues and $165 million and $(345) million, respectively, in operating income. For the nine-month periods ended September 30, 2006 and 2005, the effect was $(1.13) billion and $2.21 billion, respectively, in revenues and $(1.13) billion and $2.28 billion, respectively, in operating income. These amounts result primarily from interest rate and foreign currency derivatives which are hedging available for sale securities and borrowings.

(b)	Represents the sum of General Insurance net premiums earned, net investment income and realized capital gains (losses).

(c)	Represents the sum of Life Insurance & Retirement Services GAAP premiums, net investment income and realized capital gains (losses). Included in realized capital gains (losses) is the effect of hedging activities that do not qualify for hedge accounting treatment under FAS 133 and foreign exchange gains (losses) of $(190) million and $(264) million in the three-month periods ended September 30, 2006 and 2005, respectively, and $145 million and $(447) million in the nine-month periods ended September 30, 2006 and 2005, respectively.

(d)	Represents interest, lease and finance charges.

(e)	Represents net investment income with respect to Guaranteed Investment Contracts (GICs) and management and advisory fees.

(f)	Represents income before income taxes, minority interest and cumulative effect of an accounting change.

(g)	Results of operations of AIG Credit Card Company (Taiwan) are shared equally by the Life Insurance & Retirement Services segment and the Financial Services segment. Additional allowances of $44 million were recorded in the first quarter of 2006, by each segment, for losses in these credit card operations.
(h)	Includes the effect of out of period adjustments related to the accounting for certain interests in unit investment trusts and other mutual funds (unit investment trusts). For the three and nine-month periods ended September 30, 2006 the effect was an increase of $92 million and $524 million, respectively, in both revenues and operating income for General Insurance and an increase of $24 million in both revenues and operating income for the three-month period ended September 30, 2006 and $245 million and $168 million in revenues and operating income, respectively, for the nine-month period ended September 30, 2006, for Life Insurance & Retirement Services.

(i)	Includes current year catastrophe related losses of $2.44 billion in both the third quarter and first nine months of 2005. There were no significant catastrophe related losses in the third quarter and first nine months of 2006.
(j)	Includes additional losses incurred and net reinstatement premiums related to prior year catastrophes of $28 million and $39 million in the three-month periods ended September 30, 2006 and 2005, respectively. Such losses and premiums were $87 million and $252 million in the nine-month periods ended September 30, 2006 and 2005, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

2.	Segment Information (continued)

(k)	The operating loss for the Other category is as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

(in millions)	2006	2005	2006	2005

Operating income (loss):
Equity earnings in unconsolidated subsidiaries*	$48	$(205)	$178	$(109)
Compensation expense – SICO Plans	(14)	(63)	(104)	(130)
Compensation expense – C.V. Starr tender offer	–	–	(54)	–
Interest expense	(227)	(131)	(633)	(382)
Unallocated corporate expenses	(95)	(92)	(356)	(287)
Realized capital gains (losses)	(197)	175	(182)	520
Other miscellaneous, net	15	(40)	(20)	(57)

Total Other	$(470)	$(356)	$(1,171)	$(445)

*	Includes current year catastrophe related losses from unconsolidated subsidiaries of $246 million for both the third quarter and first nine months of 2005. There were no significant catastrophe related losses in the third quarter and first nine months of 2006. Also includes unfavorable development from unconsolidated subsidiaries related to prior year catastrophe related losses of $1 million and $15 million for the first nine months of 2006 and 2005, respectively.
Each of the General Insurance sub-segments is comprised of groupings of major products and services as follows: Domestic Brokerage Group is comprised of domestic commercial insurance products and services; Transatlantic is comprised of reinsurance products and services sold to other general insurance and reinsurance companies; Personal Lines are comprised of general insurance products and services sold to individuals; Mortgage Guaranty is comprised of products insuring against losses arising under certain loan agreements; and Foreign General is comprised of general insurance products sold overseas.
The following table summarizes AIG’s General Insurance operations by major internal reporting unit for the three and nine-month periods ended September 30, 2006 and 2005:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
General Insurance
(in millions)	2006	2005	2006	2005

Revenues(a):
Domestic Brokerage Group	$7,196	$6,282	$20,356	$18,812
Transatlantic	1,004	944	3,035	2,874
Personal Lines	1,214	1,235	3,652	3,615
Mortgage Guaranty	226	146	636	488
Foreign General	2,975	2,580	8,757	8,017
Reclassifications and eliminations	–	5	2	10

Total General Insurance	$12,615	$11,192	$36,438	$33,816

Operating income (loss)(b)(c):
Domestic Brokerage Group	$1,557	(283)	$4,448	$1,235
Transatlantic	143	(275)	427	(62)
Personal Lines	133	18	352	229
Mortgage Guaranty	85	72	301	285
Foreign General(a)	707	326	2,289	1,693
Reclassifications and eliminations	–	5	2	10

Total General Insurance	$2,625	$(137)	$7,819	$3,390

(a)	Includes the effect of out of period adjustments related to the accounting for certain interests in unit investment trusts. For the three and nine-month periods ended September 30, 2006 the effect was an increase of $92 million and $524 million, respectively, in both revenues and operating income.

(b)	Includes current year catastrophe related losses of $2.11 billion for both the three and nine-month periods ended September 30, 2005. There were no significant catastrophe related losses in the third quarter and first nine months of 2006.

(c)	Includes additional losses incurred and net reinstatement premiums related to prior year catastrophes of $50 million and $39 million in the three-month periods ended September 30, 2006 and 2005, respectively. Such losses and premiums were $108 million and $237 million in the nine-month periods ended September 30, 2006 and 2005, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

2.	Segment Information (continued)
Life Insurance & Retirement Services is comprised of two major groupings of products and services: insurance-oriented products and services and retirement savings products and services. Substantially all of the retirement savings products are reported in the VALIC, AIG Annuity and AIG SunAmerica sub-segment.
The following table summarizes AIG’s Life Insurance & Retirement Services operations by major internal reporting unit for the three and nine-month periods ended September 30, 2006 and 2005:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
Life Insurance & Retirement Services
(in millions)	2006	2005	2006	2005

Revenues:
Foreign:
AIA, AIRCO and Nan Shan(a) (e)	$3,998	$3,640	$12,515	$11,564
ALICO, AIG Star Life and AIG Edison Life(b) (f)	4,137	3,955	11,884	11,083
Philamlife and Other	127	133	404	390
Domestic:
AGLA and AG Life(c)	2,259	2,291	6,848	6,793
VALIC, AIG Annuity and AIG SunAmerica(d)	1,835	1,741	5,168	5,256

Total Life Insurance & Retirement Services	$12,356	$11,760	$36,819	$35,086

Operating Income:
Foreign:
AIA, AIRCO and Nan Shan(a) (e)	$605	$556	$2,041	$1,793
ALICO, AIG Star Life and AIG Edison Life(b) (f)	969	800	2,882	2,194
Philamlife and Other	10	14	51	47
Domestic:
AGLA and AG Life(c)	261	352	862	1,058
VALIC, AIG Annuity and AIG SunAmerica(d)	603	526	1,588	1,695

Total Life Insurance & Retirement Services	$2,448	$2,248	$7,424	$6,787

(a)	Represents the operations of American International Assurance Company, Limited together with American International Assurance Company (Bermuda) Limited (AIA), American International Reinsurance Company, Ltd. (AIRCO), and Nan Shan Life Insurance Company, Ltd. (Nan Shan). Revenues and operating income include realized capital gains (losses) of $(87) million and $(23) million for the three-month periods ended September 30, 2006 and 2005, respectively, and $111 million and $154 million for the nine-month periods ended September 30, 2006 and 2005, respectively. The effects of hedging activities that do not qualify for hedge accounting treatment under FAS 133, including the related foreign exchange gains and losses included in realized capital gains (losses) are losses of $102 million and $174 million for the three-month periods ended September 30, 2006 and 2005, respectively, and gains of $11 million and losses of $113 million for the nine-month periods ended September 30, 2006 and 2005, respectively. Includes $44 million in additional allowances for losses recorded in the first quarter of 2006 from AIG Credit Card Company (Taiwan).

(b)	Represents the operations of American Life Insurance Company (ALICO), AIG Star Life Insurance Co., Ltd. (AIG Star Life), and AIG Edison Life Insurance Company (AIG Edison Life). Revenues and operating income include realized capital gains of $65 million and $44 million for the three-month periods ended September 30, 2006 and 2005, respectively, and gains of $376 million and losses of $85 million for the nine-month periods ended September 30, 2006 and 2005, respectively. The effects of hedging activities that do not qualify for hedge accounting treatment under FAS 133, including the related foreign exchange gains and losses included in realized capital gains (losses) are gains of $28 million and losses of $102 million for the three-month periods ended September 30, 2006 and 2005, respectively, and gains of $184 million and losses of $365 million for the nine-month periods ended September 30, 2006 and 2005, respectively.

(c)	Includes the life operations of American General Life Insurance Company (AG Life), AIG Life Insurance Company and American International Life Assurance Company of New York. Also includes the operations of American General Life and Accident Insurance Company (AGLA). Revenues and operating income include realized capital gains (losses) of $(123) million and $41 million for the three-month periods ended September 30, 2006 and 2005, respectively, and losses of $190 million and $22 million for the nine-month periods ended September 30, 2006 and 2005, respectively. The effects of hedging activities that do not qualify for hedge accounting treatment under FAS 133, including the related foreign exchange gains and losses included in realized capital gains (losses) are losses of $104 million and gains of $122 million for the three-month periods ended September 30, 2006 and 2005, respectively, and gains of $11 million and $56 million for the nine-month periods ended September 30, 2006 and 2005, respectively.

(d)	“AIG SunAmerica” represents the annuity operations of AIG SunAmerica Life Assurance Company, as well as those of First SunAmerica Life Insurance Company and SunAmerica Life Insurance Company. Also includes the operations of The Variable Annuity Life Insurance Company (VALIC) and AIG Annuity Insurance Company (AIG Annuity). Revenues and operating income include realized capital losses of $24 million and $83 million for the three-month periods ended September 30, 2006 and 2005, respectively, and losses of $414 million and $71 million for the nine- month periods ended September 30, 2006 and 2005, respectively. The effects of hedging activities that do not qualify for hedge accounting treatment under FAS 133, including the related foreign exchange gains and losses included in realized capital gains (losses) are $0 and losses of $110 million for the three month periods ended September 30, 2006 and 2005, respectively, and losses of $36 million and $25 million for the nine-month periods ended September 30, 2006 and 2005, respectively.

(e)	Includes the effect of out of period adjustments related to the accounting for certain interests in unit investment trusts. For the three-month period ended September 30, 2006 the effect was an increase of $9 million in both revenues and operating income. For the nine-month period ended September 30, 2006 the effect was an increase of $230 million in revenues and $153 million in operating income.

(f)	Includes the effect of out of period adjustments related to the accounting for certain interests in unit investment trusts. For the three and nine-month periods ended September 30, 2006 the effect was an increase of $15 million in both revenues and operating income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

2.	Segment Information (continued)
The following table summarizes AIG’s Financial Services operations by major internal reporting unit for the three and nine-month periods ended September 30, 2006 and 2005:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
Financial Services
(in millions)	2006	2005	2006	2005

Revenues(a):
Aircraft Finance(b)	$1,060	$943	$3,067	$2,661
Capital Markets(c)(d)	1,118	23	30	2,754
Consumer Finance(e)	970	940	2,833	2,664
Other	39	20	98	61

Total Financial Services	$3,187	$1,926	$6,028	$8,140

Operating income (loss)(a):
Aircraft Finance	$157	$165	$475	$476
Capital Markets(d)	965	(150)	(457)	2,306
Consumer Finance(f)(g)	220	190	594	649
Other	15	19	38	52

Total Financial Services	$1,357	$224	$650	$3,483

(a)	Includes the effect of hedging activities that do not qualify for hedge accounting treatment under FAS 133, including the related foreign exchange gains and losses. For the three and nine-month periods ended September 30, 2005, the effect was $(10) million and $(59) million, respectively, in operating income for Aircraft Finance. During 2006, Aircraft Finance derivative gains and losses are reported as part of the Other category and not reported in Aircraft Finance operating income. For the three-month periods ended September 30, 2006 and 2005, the effect was $783 million and $(365) million in both revenues and operating income, respectively, for Capital Markets. For the nine-month periods ended September 30, 2006 and 2005, the effect was $(1.06) billion and $1.80 billion in both revenues and operating income, respectively, for Capital Markets. These amounts result primarily from interest rate and foreign currency derivatives which are hedging available for sale securities and borrowings.
(b)	Revenues are primarily aircraft lease rentals from International Lease Finance Corporation (ILFC).
(c)	Revenues, shown net of interest expense, are primarily from hedged financial positions entered into in connection with counterparty transactions and the effect of hedging activities that do not qualify for hedge accounting treatment under FAS 133 described in (a) above.
(d)	Certain transactions entered into by AIGFP generate tax credits and benefits which are included in income taxes in the consolidated statement of income. The amount of such tax credits and benefits for the three-month periods ended September 30, 2006 and 2005 are $3 million and $23 million, respectively. The amount of such tax credits and benefits for the nine-month periods ended September 30, 2006 and 2005 are $29 million and $63 million, respectively.
(e)	Revenues are primarily finance charges.

(f)	Includes $44 million in additional allowances for losses recorded in the first quarter of 2006 from AIG Credit Card Company (Taiwan).

(g)	Includes catastrophe related losses of $62 million recorded in the third quarter of 2005 resulting from hurricane Katrina, which were reduced by $22 million in the third quarter of 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

2.	Segment Information (continued)
The following table summarizes AIG’s Asset Management revenues and operating income for the three and nine-month periods ended September 30, 2006 and 2005:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
Asset Management
(in millions)	2006	2005	2006	2005

Revenues:
Guaranteed Investment Contracts	$845	$908	$2,517	$2,707
Institutional Asset Management	265	279	1,163	776
Brokerage Services and Mutual Funds	71	67	217	192
Other	57	101	201	276

Total Asset Management	$1,238	$1,355	$4,098	$3,951

Operating income:
Guaranteed Investment Contracts(a)	$175	$294	$635	$939
Institutional Asset Management(b)(c)	89	155	721	424
Brokerage Services and Mutual Funds	23	20	67	50
Other	54	99	190	269

Total Asset Management	$341	$568	$1,613	$1,682

(a)	Includes the effect of hedging activities that do not qualify for hedge accounting treatment under FAS 133, including the related foreign exchange gains and losses. For the three and nine-month periods ended September 30, 2005, the effect was $18 million and $127 million, respectively, in operating income. During 2006, these derivative gains and losses are reported as part of the Other category, and not reported in Asset Management operating income.
(b)	Includes the full results of certain AIG managed private equity and real estate funds that are consolidated pursuant to FIN 46(R), “Consolidation of Variable Interest Entities”. Also includes $(3) million and $77 million for the three-month periods ended September 30, 2006 and 2005, respectively, and $207 million and $189 million for the nine-month periods ended September 30, 2006 and 2005, respectively, of third-party limited partner earnings offset in minority interest expense, which is not a component of operating income.

(c)	Includes the full results of certain AIG managed partnerships that are consolidated effective January 1, 2006 pursuant to EITF 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” For the three and nine-month periods ended September 30, 2006, operating income includes $47 million and $203 million, respectively, of third-party limited partner earnings offset in minority interest expense, which is not a component of operating income.

3.	Earnings Per Share
Earnings per share of AIG are based on the weighted average number of common shares outstanding during the period. See also Note 10 herein.
Computation of Earnings Per Share (EPS):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

(in millions, except per share data)	2006	2005	2006	2005

Numerator for earnings per share:
Income before cumulative effect of an accounting change	$4,224	$1,745	$10,575	$10,033
Cumulative effect of an accounting change, net of tax	–	–	34	–

Net income applicable to common stock for basic EPS	$4,224	$1,745	$10,609	$10,033
Interest on contingently convertible bonds, net of tax (a)	2	3	8	8

Net income applicable to common stock for diluted EPS	$4,226	$1,748	$10,617	$10,041
Cumulative effect of an accounting change, net of tax	–	–	34	–

Income before cumulative effect of an accounting change applicable to common stock for diluted EPS	$4,226	$1,748	$10,583	$10,041

Denominator for earnings per share:
Weighted-average shares outstanding used in the computation of EPS:
Common stock issued	2,751	2,751	2,751	2,751
Common stock in treasury	(153)	(155)	(153)	(155)
Deferred shares	9	1	9	1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

3.	Earnings Per Share (continued)

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

(in millions, except per share data)	2006	2005	2006	2005

Weighted-average shares outstanding — basic	2,607	2,597	2,607	2,597
Incremental shares from potential common stock:
Weighted-average number of shares arising from outstanding employee stock plans (treasury stock method)(b)	10	18	9	18
Contingently convertible bonds(a)	9	9	9	9

Weighted-adjusted average shares outstanding — diluted (b)	2,626	2,624	2,625	2,624

Earnings per share:
Basic:
Income before cumulative effect of an accounting change	$1.62	$0.67	$4.06	$3.86
Cumulative effect of an accounting change, net of tax	–	–	0.01	–

Net Income	$1.62	$0.67	$4.07	$3.86

Diluted:
Income before cumulative effect of an accounting change	$1.61	$0.66	$4.03	$3.82
Cumulative effect on an accounting change, net of tax	–	–	0.01	–

Net income	$1.61	$0.66	$4.04	$3.82

(a)	Assumes conversion of contingently convertible bonds due to the adoption of EITF Issue No. 04-8 “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share.”
(b)	Certain share equivalents arising from employee stock plans were not included in the computation of diluted earnings per share where the exercise price of the options exceeded the average market price and would have been antidilutive. The number of share equivalents excluded were 14 million and 21 million for the first nine months of 2006 and 2005, respectively.
     From time to time, AIG may buy shares of its common stock in the open market for general corporate purposes, including to satisfy its obligations under various employee benefit plans. At September 30, 2006 and December 31, 2005, an additional 36,542,700 shares could be purchased under the then current authorization by AIG’s Board of Directors. Although AIG has authorization to purchase additional shares, AIG has not repurchased shares in 2006. During the nine months ended September 30, 2005, AIG purchased in the open market 2,477,100 shares of its common stock, all of which were acquired in the first quarter.
     The quarterly dividend rate per common share, commencing with the dividend declared in May 2006 and paid on September 15, 2006, is $0.165. The declared dividend amount of $0.175 for the three months ended September 30, 2005 includes a $0.025 increase to the amount previously declared in the second quarter of 2005 for payment in September 2005 as well as the $0.125 dividend declared in May 2005 for payment in September 2005.

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
     None of the costs of the various benefits provided under the SICO Plans has been paid by AIG, although AIG has recorded a charge to reported earnings for the deferred compensation amounts paid to AIG employees by SICO, with an offsetting amount credited to additional paid-in capital reflecting amounts deemed contributed by SICO. The SICO Plans provide that shares currently owned by SICO are set aside by SICO for the benefit of the participant and distributed upon retirement. The SICO Board of Directors currently may permit an early payout of units under certain circumstances. Prior to payout, the participant is not entitled to vote, dispose of or receive dividends with respect to such shares, and shares are subject to forfeiture under certain conditions, including but not limited to the participant’s voluntary termination of employment with AIG prior to normal retirement age. Under the SICO Plans, SICO’s Board of Directors may elect to pay a participant cash in lieu of shares of AIG common stock. Following notification from SICO to participants in the SICO Plans that it will settle specific future awards under the SICO Plans with shares rather than cash, AIG modified its accounting for the SICO Plans from variable to fixed measurement accounting, although variable accounting will continue to be applied where SICO makes cash pay-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

4.	Benefits Provided by Starr International Company, Inc. (continued)
ments pursuant to elections made prior to March 2005. AIG gave effect to this change in settlement method beginning on December 9, 2005, the date of SICO’s notice to participants in the SICO Plans. See also Note 6(b) “Commitments” herein.
     Compensation expense with respect to the SICO Plans aggregated $14 million and $62 million for the three-month periods ended September 30, 2006 and 2005, respectively, and $104 million and $129 million for the nine-month periods ended September 30, 2006 and 2005, respectively. Compensation expense in the first quarter of 2006 included various out of period adjustments totaling $61 million, primarily relating to stock-splits and other miscellaneous items. See also Note 10 herein.
     In January 2006, C.V. Starr & Co., Inc. (Starr) completed its tender offer to purchase Starr interests from AIG employees. In conjunction with AIG’s adoption of FAS 123R, Starr is considered to be an “economic interest holder” in AIG. As a result, compensation expense of $54 million recorded in the first quarter with respect to the Starr offer, was included in the first nine months of 2006.
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

5.	Ownership and Transactions With Related Parties
(a) Ownership: According to the Schedule 13D filed on May 26, 2006 by Starr, SICO, Edward E. Matthews, Maurice R. Greenberg, the Maurice R. and Corinne P. Greenberg Family Foundation, Inc., the Universal Foundation, Inc. and the Maurice R. and Corinne P. Greenberg Joint Tenancy Company, LLC, these reporting persons could be deemed to beneficially own 393,157,543 shares of common stock at that date. Based on the shares of common stock outstanding as of October 31, 2006, this ownership would represent approximately 15 percent of the voting stock of AIG. Although these reporting persons have made filings under Section 16 of the Securities Exchange Act of 1934, as amended (the Exchange Act), reporting sales of shares of common stock, no amendment to the Schedule 13D has been filed to report a change in ownership.
     (b) Transactions with Related Parties: In the ordinary course of business during the first nine months of 2006, AIG and its subsidiaries paid commissions to Starr and its subsidiaries for the production and management of insurance business. As of July 25, 2006, none of the Starr agencies serve as agents for AIG companies. There were no significant receivables from/payables to related parties at September 30, 2006.

6.	Commitments, Contingencies and Guarantees
In the normal course of business, various commitments and contingent liabilities are entered into by AIG and certain of its subsidiaries. In addition, AIG guarantees various obligations of certain subsidiaries.
Litigation and Investigations
(a) AIG and its subsidiaries, in common with the insurance industry in general, are subject to litigation, including claims for punitive damages, in the normal course of their business. The trend of increasing jury awards and settlements makes it difficult to assess the ultimate outcome of such litigation.
     Although AIG regularly reviews the adequacy of the established reserve for losses and loss expenses, there can be no assurance that AIG’s ultimate loss reserves will not develop adversely and materially exceed AIG’s current loss reserves. Estimation of ultimate net losses, loss expenses and loss reserves is a complex process for long-tail casualty lines of business, which include excess and umbrella liability, directors and officers liability (D&O), professional liability, medical malpractice, workers compensation, general liability, products liability and related classes, as well as for asbestos and environmental exposures. Generally, actual historical loss development factors are used to project future loss development. However, there can be no assurance that future loss development patterns will be the same as in the past. Moreover, any deviation in loss cost trends or in loss development factors might not be discernible for an extended period of time subsequent to the recording of the initial loss reserve estimates for any accident year. Thus, there is the potential for reserves with respect to a number of years to be significantly affected by changes in loss cost trends or loss development factors that were relied upon in setting the reserves. These changes in loss trends or loss development factors could be attributable to changes in inflation, in labor and material costs or in the judicial environment, or in other social or economic phenomena affecting claims.
     (b) AIG and certain of its subsidiaries have been named defendants in two putative class actions in state court in Alabama that arise out of the 1999 settlement of class and derivative litigation involving Caremark Rx, Inc. (Caremark). An excess policy issued by a subsidiary of AIG with respect to the 1999 litigation was expressly stated to be without limit of liability. In the current actions, plaintiffs allege that the judge approving the 1999 settlement was misled as to the extent of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

6.	Commitments, Contingencies and Guarantees (continued)
available insurance coverage and would not have approved the settlement had he known of the existence and/or unlimited nature of the excess policy. They further allege that AIG, its subsidiaries, and Caremark are liable for fraud and suppression for misrepresenting and/or concealing the nature and extent of coverage. In their complaint, plaintiffs request compensatory damages for the 1999 class in the amount of $3.2 billion, plus punitive damages. AIG and its subsidiaries deny the allegations of fraud and suppression and have asserted, inter alia, that information concerning the excess policy was publicly disclosed months prior to the approval of the settlement. AIG and its subsidiaries further assert that the current claims are barred by the statute of limitations and that plaintiffs’ assertions that the statute was tolled cannot stand against the public disclosure of the excess coverage. Plaintiffs, in turn, have asserted that the disclosure was insufficient to inform them of the nature of the coverage and did not start the running of the statute of limitations. On January 28, 2005, the Alabama trial court determined that one of the current actions may proceed as a class action on behalf of the 1999 classes that were allegedly defrauded by the settlement. AIG, its subsidiaries, and Caremark sought appellate relief from the Alabama Supreme Court, which was granted in substantial part in August 2006. The matter is in the process of being remanded to the trial court to proceed with a class certification determination under the standards set by the Alabama Supreme Court. AIG cannot now estimate either the likelihood of its prevailing in these actions or the potential damages in the event liability is determined.
     (c) Regulators from several states have commenced investigations into insurance brokerage practices related to contingent commissions and other broker-related conduct, such as alleged bid rigging. Various parties, including insureds and shareholders, have also asserted putative class action and other claims against AIG or its subsidiaries alleging, among other things, violations of the antitrust and federal securities laws, and AIG expects that additional claims may be made.
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
     As a result of these settlements, AIG made payments or placed amounts in escrow in the first nine months of 2006 totaling approximately $1.64 billion, $225 million of which represented fines and penalties. Amounts held in escrow totaling $692 million, including interest thereon, are included in other assets and other liabilities at September 30, 2006. A substantial portion of the money will be available to resolve claims asserted in various regulatory and civil proceedings, including shareholder lawsuits.
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
     Since October 19, 2004, AIG or its subsidiaries have been named as a defendant in eighteen complaints that were filed in federal court and two that were originally filed in state court (Massachusetts and Florida) and removed to federal court. These cases generally allege that AIG and its subsidiaries violated federal and various state antitrust laws, as well as federal RICO laws, various state deceptive and unfair practice laws and certain state laws governing fiduciary duties. The alleged basis of these claims is that there was a conspiracy between insurance companies and insurance brokers with regard to the use of contingent commission agreements, bidding practices, and other broker-related conduct concerning coverage in certain sectors of the insurance industry. The Judicial Panel on Multidistrict Litigation entered an

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

6.	Commitments, Contingencies and Guarantees (continued)
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
     On November 29, 2005, the AIG defendants, along with other insurer defendants and the broker defendants filed motions to dismiss both the Commercial and Employee Benefits Complaints. On October 3, 2006, the Court reserved in part and denied in part the motions to dismiss. The Court denied the motions to dismiss the ERISA claims, but ordered an expedited discovery schedule, and the Court reserved on the state law claims. Plaintiffs have filed a motion for class certification in the consolidated action, in response to which defendants have filed an opposition. In addition, complaints were filed against AIG and several of its subsidiaries in Massachusetts and Florida state courts, which have both been stayed. In the Florida action, the plaintiff filed a petition for a writ of certiorari with the District Court of Appeals of the State of Florida, Fourth District with respect to the stay order which was granted on August 16, 2006. The Fourth District Court remanded to the trial court to reconsider whether a stay should be granted. On February 9, 2006, a complaint against AIG and several of its subsidiaries was filed in Texas state court, making claims similar to those in the federal cases above. On October 17, 2006, the court stayed the case until January 31, 2007.
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
     On June 20, 2006, SICO filed suit in Delaware Chancery Court seeking the inspection of certain books and records of AIG. The Chancery court has dismissed the action with prejudice by agreement of the parties.
     In late 2002, a derivative action was filed in Delaware Chancery Court in connection with AIG’s transactions with certain entities affiliated with Starr and SICO. In May 2005, the plaintiff filed an amended complaint which adds additional claims premised on allegations relating to insurance brokerage practices and AIG’s non-traditional insurance products. On February 16, 2006, the Delaware Chancery Court entered an order dismissing the litigation with prejudice with respect to AIG’s outside directors and dismissing the claims against the remaining AIG defendants without prejudice. In response to an order, dated July 5, 2006, dismissing certain of its claims, the plaintiff filed a second amended complaint on July 21, 2006, which adds additional claims against Starr. Defendants filed answers in September 2006.
     AIG cannot predict the outcome of the matters described above or estimate the potential costs related to these matters and, accordingly, no reserve is being established in AIG’s financial statements at this time. In the opinion of AIG man-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

6.	Commitments, Contingencies and Guarantees (continued)
agement, AIG’s ultimate liability for the matters referred to above is not likely to have a material adverse effect on AIG’s consolidated financial condition, although it is possible that the effect would be material to AIG’s consolidated results of operations for an individual reporting period.
     (d) On July 8, 2005, SICO filed a complaint against AIG in the Southern District of New York. The complaint alleges that AIG is in the possession of items, including artwork, which SICO claims it owns, and seeks an order causing AIG to release those items as well as actual, consequential, punitive and exemplary damages. On September 27, 2005, AIG filed its answer to SICO’s complaint denying SICO’s allegations and asserting counter-claims for breach of contract, unjust enrichment, conversion and breach of fiduciary duty relating to SICO’s breach of its commitment to use its AIG shares for the benefit of AIG and its employees. On October 17, 2005, SICO replied to AIG’s counter-claims and additionally sought a judgment declaring that SICO is neither a control person nor an affiliate of AIG for purposes of Schedule  13D under the Exchange Act, or Rule 144 under the Securities Act of 1933, as amended (the Securities Act), respectively. AIG responded to the SICO claims on November 7, 2005.
     (e) AIG understands that some of its employees have received Wells notices in connection with previously disclosed SEC investigations of certain of AIG’s transactions or accounting practices. Under SEC procedures, a Wells notice is an indication that the SEC staff has made a preliminary decision to recommend enforcement action that provides recipients with an opportunity to respond to the SEC staff before a formal recommendation is finalized. AIG anticipates that additional current and former employees could receive similar notices in the future as the regulatory investigations proceed.
Commitments
(a) At September 30, 2006, ILFC had committed to purchase 268 new aircraft deliverable from 2006 through 2015 at an estimated aggregate purchase price of $19.2 billion and had options to purchase three new aircraft at an estimated aggregate purchase price of $453 million. ILFC will be required to find customers for any aircraft acquired, and it must arrange financing for portions of the purchase price of such equipment.
     (b) On June 27, 2005, AIG entered into an agreement pursuant to which AIG agrees, subject to certain conditions, to make any payment that is not promptly paid with respect to the benefits accrued by certain employees of AIG and its subsidiaries under the SICO Plans (as defined in Note 4).
Contingencies
(a) On December 30, 2004, an arbitration panel issued its ruling in connection with a 1998 workers compensation quota share reinsurance agreement under which Superior National Insurance Company, among others, was reinsured by The United States Life Insurance Company in the City of New York (USLIFE), a subsidiary of American General Corporation. In its 2-1 ruling, the arbitration panel refused to rescind the contract as requested by USLIFE. Instead, the panel reformed the contract to reduce USLIFE’s participation by ten percent. USLIFE is pursuing certain reinsurance recoverables in connection with the contract. Further, the arbitration ruling established a second phase of arbitration for USLIFE to present its challenges to certain cessions to the contract. AIG holds a reserve of approximately $379 million related to this matter as of September 30, 2006.
     (b) AIG generates income tax credits as a result of investing in synthetic fuel production. Tax credits generated from the production and sale of synthetic fuel under the Internal Revenue Code are subject to an annual phase-out provision that is based on the average wellhead price of domestic crude oil. The price range within which the tax credits are phased-out was originally established in 1980 and is adjusted annually for inflation. Depending on the price of domestic crude oil for a particular year, all or a portion of the tax credits generated in that year might be eliminated. Tax credits reflected in the income tax provision for the first nine months of 2006 have been reduced to reflect an estimated phase-out of the tax credits from 2006 synthetic fuel production based on the observed price of domestic crude oil. Since the phase-out of tax credits from 2006 synthetic fuel production will depend on the average wellhead price of domestic crude oil for the entire 2006 calendar year, it is not possible to determine the extent to which the 2006 tax credits actually will be phased-out. As a result, the actual level of tax credits from 2006 synthetic fuel production may be higher or lower than the current estimate. AIG evaluates the production levels of its synthetic fuel production facilities in light of the risk of phase-out of the associated tax credits. As a result of fluctuating domestic crude oil prices, AIG intends to evaluate and possibly adjust production levels in light of this risk for the remainder of 2006. Regardless of oil prices, the tax credits expire after 2007.
Guarantees
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

6.	Commitments, Contingencies and Guarantees (continued)
Consolidated Financial Statements in AIG’s 2005 Annual Report on Form 10-K/A.)
     (b) AIG has issued unconditional guarantees with respect to the prompt payment, when due, of all present and future payment obligations and liabilities of AIGFP arising from transactions entered into by AIGFP.
     (c) SAI Deferred Compensation Holdings, Inc., a wholly-owned subsidiary of AIG, has established a deferred compensation plan for registered representatives of certain AIG subsidiaries, pursuant to which participants have the opportunity to invest deferred commissions and fees on a notional basis. The value of the deferred compensation fluctuates with the value of the deferred investment alternatives chosen. AIG has provided a full and unconditional guarantee of the obligations of SAI Deferred Compensation Holdings, Inc. to pay the deferred compensation under the plan.

7.	Employee Benefits
The following table presents the components of the net periodic benefit costs with respect to pensions and postretirement benefits for the three and nine-month periods ended September 30, 2006 and 2005:

	Pensions			Postretirement

	Non-U.S.	U.S.		Non-U.S.	U.S.
(in millions)	Plans	Plans	Total	Plans	Plans	Total

Three Months Ended September 30, 2006
Components of net period benefit cost:
Service cost	$18	$32	$50	$1	$1	$2
Interest cost	9	41	50	1	3	4
Expected return on assets	(7)	(48)	(55)	–	–	–
Amortization of prior service cost	(3)	(1)	(4)	–	(2)	(2)
Amortization of transitional liability	1	–	1	–	–	–
Recognized actuarial loss	4	18	22	–	–	–

Net period benefit cost	$22	$42	$64	$2	$2	$4

Three Months Ended September 30, 2005
Components of net period benefit cost:
Service cost	$19	$26	$45	$1	$2	$3
Interest cost	8	37	45	–	4	4
Expected return on assets	(5)	(41)	(46)	–	–	–
Amortization of prior service cost	(3)	–	(3)	–	(2)	(2)
Loss due to settlements	1	–	1	–	–	–
Recognized actuarial loss	6	16	22	–	1	1

Net period benefit cost	$26	$38	$64	$1	$5	$6

Nine Months Ended September 30, 2006
Components of net period benefit cost:
Service cost	$55	$94	$149	$3	$4	$7
Interest cost	26	122	148	2	8	10
Expected return on assets	(21)	(145)	(166)	–	–	–
Amortization of prior service cost	(7)	(2)	(9)	–	(5)	(5)
Amortization of transitional liability	1	–	1	–	–	–
Recognized actuarial loss	12	56	68	–	–	–

Net period benefit cost	$66	$125	$191	$5	$7	$12

Nine Months Ended September 30, 2005
Components of net period benefit cost:
Service cost	$56	$78	$134	$3	$5	$8
Interest cost	24	111	135	1	11	12
Expected return on assets	(16)	(123)	(139)	–	–	–
Amortization of prior service cost	(8)	(2)	(10)	–	(5)	(5)
Loss due to settlements	4	–	4	–	–	–
Amortization of transition liability	1	–	1	–	–	–
Recognized actuarial loss	17	49	66	–	2	2

Net period benefit cost	$78	$113	$191	$4	$13	$17

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

8.	Recent Accounting Standards
Accounting Changes
At the March 2004 meeting, the Emerging Issue Task Force (EITF) reached a consensus with respect to Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” On September 30, 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) EITF No. 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” delaying the effective date of this guidance until the FASB has resolved certain implementation issues with respect to this guidance, but the disclosures remain effective. This FSP, retitled FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” replaces the measurement and recognition guidance set forth in Issue No. 03-1 and codifies certain existing guidance on impairment and accretion of income. AIG’s adoption of FSP FAS 115-1 on January 1, 2006 did not have a material effect on AIG’s consolidated financial condition or results of operations.
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
     On June 1, 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections” (FAS 154). FAS 154 replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” FAS 154 requires that a voluntary change in accounting principles be applied retrospectively with all prior period financial statements presented based on the new accounting principle, unless it is impracticable to do so. FAS 154 also provides that a correction of errors in previously issued financial statements should be termed a “restatement.” The new standard was effective for accounting changes and correction of errors beginning January 1, 2006.
     At the June 2005 meeting, the EITF reached a consensus with respect to Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” The Issue addresses what rights held by the limited partner(s) preclude consolidation in circumstances in which the sole general partner would consolidate the limited partnership in accordance with generally accepted accounting principles absent the existence of the rights held by the limited partner(s). Based on that consensus, the EITF also agreed to amend the consensus in Issue No. 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholders Have Certain Approval or Veto Rights.” The guidance in this Issue is effective after June 29, 2005 for general partners of all new limited partnerships formed and for existing limited partnerships for which the partnership agreements are modified. For general partners in all other limited partnerships, the guidance in this Issue was effective beginning January 1, 2006. The effect of the adoption of this EITF Issue was not material to AIG’s consolidated financial condition or results of operations.
     On June 29, 2005, FASB issued Statement 133 Implementation Issue No. B38, “Embedded Derivatives: Evaluation of Net Settlement with Respect to the Settlement of a Debt Instrument through Exercise of an Embedded Put Option or Call Option.” This implementation guidance relates to the potential settlement of the debtor’s obligation to the creditor that would occur upon exercise of the put option or call option, which meets the net settlement criterion in FAS 133. The effective date of the implementation guidance is January 1, 2006. The adop-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

8.	Recent Accounting Standards (continued)
tion of this guidance did not have a material effect on AIG’s consolidated financial condition or results of operations.
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
     In connection with AIG’s early adoption of FAS 155, structured note liabilities of $8.1 billion, other structured liabilities in conjunction with equity derivative transactions of $70 million, and hybrid financial instruments of $407 million at September 30, 2006 are now carried at fair value. The effect on earnings for the three and nine-month periods ended September 30, 2006, for changes in the fair value of hybrid financial instruments, was a pre-tax gain of $79 million and a pre-tax loss of $44 million, respectively, and is reflected in Other income.
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
     At September 30, 2006, the carrying value of AIG’s life settlement contracts was $1.21 billion, and is included in Other invested assets on the consolidated balance sheet. These investments are monitored for impairment on a contract by contract basis quarterly. During the three month period ended September 30, 2006, income recognized on life settlement contracts previously held in non-consolidated trusts was $5 million, and is included in net investment income on the consolidated statement of income. Such income totaled $18 million for the nine month period then ended. Further information regarding life settlement contracts as of September 30, 2006 is as follows:

(dollars in millions)

Remaining Life
Expectancy	Number of	Carrying	Face Value
of Insureds	Contracts	Value	(Death Benefits)

0 – 1 year	4	$6	$7
1 – 2 years	24	14	20
2 – 3 years	64	38	59
3 – 4 years	135	131	229
4 – 5 years	137	85	175
Thereafter	1,540	935	3,495

Total	1,904	$1,209	$3,985

     As of September 30, 2006, the anticipated life insurance premiums required to keep the life settlement contracts in force, payable in the ensuing twelve months ending September 30, 2007, and the four succeeding years ending September 30, 2011 are $84 million, $88 million, $93 million, $94 million, and $95 million, respectively.
     On April 13, 2006, the FASB issued FSP FIN 46(R)-6, “Determining the Variability to be Considered in Applying FASB Interpretation No. 46(R)” (FIN 46(R)-6 or FSP). The FSP affects the identification of which entities are variable interest entities through a “by design” approach in identifying and measuring the variable interests of the variable interest entity and its primary beneficiary. The requirements became effective beginning in the third quarter of 2006 and are to be applied to all new variable interest entities with

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
     On July 13, 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in income tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and additional disclosures. The effective date of this implementation guidance is January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. AIG is currently assessing the effect of implementing this guidance.
     On September 13, 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 requires registrants to quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for registrants’ financial statements for fiscal years ending on or after November 15, 2006, with early application encouraged. The adoption of SAB 108 is not expected to have a material effect on AIG’s consolidated financial statements.
     In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. AIG is currently assessing the effect of implementing this guidance.
     In September 2006, the FASB issued FAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (FAS No. 158). FAS No. 158 requires an employer to prospectively recognize the over funded or under funded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. FAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end balance sheet, with limited exceptions. AIG is required to adopt this standard in its financial statements for the year ending December 31, 2006. The estimated cumulative effect, including deferred income taxes, on AIG’s consolidated balance sheet at December 31, 2006 as a result of the adoption of this standard is a net reduction in shareholders’ equity through a charge to Other comprehensive income of approximately $720 million, with a corresponding net decrease of approximately $350 million in total assets, and a net increase of approximately $370 million in total liabilities. The actual effect of the adoption at December 31, 2006 may differ from the above estimates due to changes in assumptions such as the discount rate, actuarial assumptions, the measurements of fair value of plan assets and the recognition of any additional minimum liabilities determined under the provisions of FAS 87 prior to the adoption of FAS 158. In addition, AIG is in the process of determining the realizability of additional deferred tax assets that would be generated by plans in foreign locations. Accordingly, the net after tax effect of the adoption of FAS 158 may change pending the outcome of this review during the fourth quarter.

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
American General Corporation, as issuer:
Condensed Consolidating Balance Sheet

	American
	International
September 30, 2006	Group, Inc.		Other		Consolidated
(in millions)	Guarantor	AGC	Subsidiaries	Eliminations	AIG

Assets:
Invested assets	$4,756	$–	$760,818	$(15,512)	$750,062
Cash	28	–	1,397	–	1,425
Carrying value of subsidiaries and partially owned companies, at equity	103,611	26,913	5,608	(135,101)	1,031
Other assets	3,806	2,646	184,638	(2,064)	189,026

Total assets	$112,201	$29,559	$952,461	$(152,677)	$941,544

Liabilities:
Insurance liabilities	$332	$–	$483,079	$(42)	$483,369
Debt	10,816	2,096	138,942	(14,732)	137,122
Other liabilities	4,899	3,826	218,867	(2,882)	224,710

Total liabilities	16,047	5,922	840,888	(17,656)	845,201

Preferred shareholders’ equity in subsidiary companies	–	–	189	–	189
Total shareholders’ equity	96,154	23,637	111,384	(135,021)	96,154

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$112,201	$29,559	$952,461	$(152,677)	$941,544

	American
	International
December 31, 2005	Group, Inc.		Other		Consolidated
(in millions)	Guarantor	AGC	Subsidiaries	Eliminations	AIG

Assets:
Invested assets	$1,392	$–	$691,349	$(13,696)	$679,045
Cash	190	–	1,707	–	1,897
Carrying value of subsidiaries and partially owned companies, at equity	90,723	27,027	15,577	(132,169)	1,158
Other assets	2,768	2,577	166,933	(1,327)	170,951

Total assets	$95,073	$29,604	$875,566	$(147,192)	$853,051

Liabilities:
Insurance liabilities	$408	$–	$460,271	$(56)	$460,623
Debt	4,607	2,087	115,212	(12,057)	109,849
Other liabilities	3,741	4,110	191,279	(3,054)	196,076

Total liabilities	8,756	6,197	766,762	(15,167)	766,548

Preferred shareholders’ equity in subsidiary companies	–	–	186	–	186
Total shareholders’ equity	86,317	23,407	108,618	(132,025)	86,317

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$95,073	$29,604	$875,566	$(147,192)	$853,051

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

9.	Information Provided in Connection with Outstanding Debt (continued)
Condensed Consolidating Statement of Income

	American
	International
Three Months Ended September 30, 2006	Group, Inc.		Other		Consolidated
(in millions)	Guarantor	AGC	Subsidiaries	Eliminations	AIG

Operating income (loss)	$(215)	$(49)	$6,565	$–	$6,301
Equity in undistributed net income of consolidated subsidiaries	4,223	420	–	(4,643)	–
Dividend income from consolidated subsidiaries	287	134	–	(421)	–
Income taxes (benefits)	71	(17)	1,889	–	1,943
Minority interest	–	–	(134)	–	(134)

Net income (loss)	$4,224	$522	$4,542	$(5,064)	$4,224

	American
	International
Three Months Ended September 30, 2005	Group, Inc.		Other		Consolidated
(in millions)	Guarantor	AGC	Subsidiaries	Eliminations	AIG

Operating income (loss)	$(41)	$(54)	$2,642	$–	$2,547
Equity in undistributed net income of consolidated subsidiaries	1,857	615	–	(2,472)	–
Dividend income from consolidated subsidiaries	223	–	–	(223)	–
Income taxes (benefits)	294	(19)	473	–	748
Minority interest	–	–	(54)	–	(54)

Net income (loss)	$1,745	$580	$2,115	$(2,695)	$1,745

	American
	International
Nine Months Ended September 30, 2006	Group, Inc.		Other		Consolidated
(in millions)	Guarantor	AGC	Subsidiaries	Eliminations	AIG

Operating income (loss)	$(937)	$(135)	$17,407	$–	$16,335
Equity in undistributed net income of consolidated subsidiaries	10,990	1,088	–	(12,078)	–
Dividend income from consolidated subsidiaries	854	592	–	(1,446)	–
Income taxes (benefits)	332	(47)	4,781	–	5,066
Minority interest	–	–	(694)	–	(694)
Cumulative effect of an accounting change, net of tax	34	–	–	–	34

Net income (loss)	$10,609	$1,592	$11,932	$(13,524)	$10,609

	American
	International
Nine Months Ended September 30, 2005	Group, Inc.	AGC	Other		Consolidated
(in millions)	Guarantor	Issuer	Subsidiaries	Eliminations	AIG

Operating income (loss)	$99	$(130)	$14,928	$–	$14,897
Equity in undistributed net income of consolidated subsidiaries	9,287	1,906	–	(11,193)	–
Dividend income from consolidated subsidiaries	1,151	–	–	(1,151)	–
Income taxes (benefits)	504	(45)	4,078	–	4,537
Minority interest	–	–	(327)	–	(327)

Net income (loss)	$10,033	$1,821	$10,523	$(12,344)	$10,033

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

9.	Information Provided in Connection with Outstanding Debt (continued)
Condensed Consolidating Statements of Cash Flow

	American
	International
Nine Months Ended September 30, 2006	Group, Inc.		Other	Consolidated
(in millions)	Guarantor	AGC	Subsidiaries	AIG

Net cash (used in) provided by operating activities	$(228)	$160	$6,072	$6,004

Cash flows from investing:
Invested assets disposed	2,681	–	117,873	120,554
Invested assets acquired	(5,554)	–	(164,995)	(170,549)
Other	(2,374)	(17)	986	(1,405)

Net cash used in investing activities	(5,247)	(17)	(46,136)	(51,400)

Cash flows from financing activities:
Change in debts	6,201	–	20,440	26,641
Other	(888)	(143)	19,255	18,224

Net cash (used in) provided by financing activities	5,313	(143)	39,695	44,865

Effect of exchange rate changes on cash	–	–	59	59

Change in cash	(162)	–	(310)	(472)
Cash at beginning of period	190	–	1,707	1,897

Cash at end of period	$28	$–	$1,397	$1,425

	American
	International
Nine Months Ended September 30, 2005	Group, Inc.		Other	Consolidated
(in millions)	Guarantor	AGC	Subsidiaries	AIG

Net cash provided by operating activities	$1,487	$685	$18,018	$20,190

Cash flows from investing:
Invested assets disposed	124	–	142,959	143,083
Invested assets acquired	(1,761)	–	(192,501)	(194,262)
Other	(305)	(270)	(823)	(1,398)

Net cash used in investing activities	(1,942)	(270)	(50,365)	(52,577)

Cash flows from financing activities:
Change in debts	1,659	(299)	11,207	12,567
Other	(1,119)	(116)	21,244	20,009

Net cash (used in) provided by financing activities	540	(415)	32,451	32,576

Effect of exchange rate changes on cash	–	–	(90)	(90)

Change in cash	85	–	14	99
Cash at beginning of period	17	–	1,992	2,009

Cash at end of period	$102	$–	$2,006	$2,108

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

9.	Information Provided in Connection with Outstanding Debt (continued)
(b) AIG Liquidity Corp. is a wholly owned subsidiary of AIG. AIG provides a full and unconditional guarantee of all obligations of AIG Liquidity Corp., which commenced operations in 2003.
AIG Liquidity Corp., as issuer:
Condensed Consolidating Balance Sheet

	American
	International	AIG
September 30, 2006	Group, Inc.	Liquidity		Other		Consolidated
(in millions)	Guarantor	Corp.		Subsidiaries	Eliminations	AIG

Assets:
Invested assets	$4,756	$	*	$760,818	$(15,512)	$750,062
Cash	28		*	1,397	–	1,425
Carrying value of subsidiaries and partially owned companies, at equity	103,611		–	32,521	(135,101)	1,031
Other assets	3,806		*	187,284	(2,064)	189,026

Total assets	$112,201	$	*	$982,020	$(152,677)	$941,544

Liabilities:
Insurance liabilities	$332		$–	$483,079	$(42)	$483,369
Debt	10,816		*	141,038	(14,732)	137,122
Other liabilities	4,899		*	222,693	(2,882)	224,710

Total liabilities	16,047		*	846,810	(17,656)	845,201

Preferred shareholders’ equity in subsidiary companies	–		–	189	–	189
Total shareholders’ equity	96,154		*	135,021	(135,021)	96,154

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$112,201	$	*	$982,020	$(152,677)	$941,544

*	Amounts significantly less than $1 million.

	American
	International	AIG
December 31, 2005	Group, Inc.	Liquidity		Other		Consolidated
(in millions)	Guarantor	Corp.		Subsidiaries	Eliminations	AIG

Assets:
Invested assets	$1,392	$	*	$691,349	$(13,696)	$679,045
Cash	190		*	1,707	–	1,897
Carrying value of subsidiaries and partially owned companies, at equity	90,723		–	42,604	(132,169)	1,158
Other assets	2,768		*	169,510	(1,327)	170,951

Total assets	$95,073	$	*	$905,170	$(147,192)	$853,051

Liabilities:
Insurance liabilities	$408		$–	$460,271	$(56)	$460,623
Debt	4,607		*	117,299	(12,057)	109,849
Other liabilities	3,741		*	195,389	(3,054)	196,076

Total liabilities	8,756		*	772,959	(15,167)	766,548

Preferred shareholders’ equity in subsidiary companies	–		–	186	–	186
Total shareholders’ equity	86,317		*	132,025	(132,025)	86,317

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$95,073	$	*	$905,170	$(147,192)	$853,051

*	Amounts significantly less than $1 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

9.	Information Provided in Connection with Outstanding Debt (continued)
Condensed Consolidating Statement of Income

	American
	International	AIG
Three Months Ended September 30, 2006	Group, Inc.	Liquidity	Other		Consolidated
(in millions)	Guarantor	Corp.	Subsidiaries	Eliminations	AIG

Operating income (loss)	$(215)	$ *	$6,516	$–	$6,301
Equity in undistributed net income of consolidated subsidiaries	4,223	–	420	(4,643)	–
Dividend income from consolidated subsidiaries	287	–	134	(421)	–
Income taxes	71	*	1,872	–	1,943
Minority interest	–	–	(134)	–	(134)

Net income (loss)	$4,224	$ *	$5,064	$(5,064)	$4,224

*	Amounts significantly less than $1 million.

	American
	International	AIG
Three Months Ended September 30, 2005	Group, Inc.	Liquidity	Other		Consolidated
(in millions)	Guarantor	Corp.	Subsidiaries	Eliminations	AIG

Operating income	$(41)	$ *	$2,588	$–	$2,547
Equity in undistributed net income of consolidated subsidiaries	1,857	–	615	(2,472)	–
Dividend income from consolidated subsidiaries	223	–	–	(223)	–
Income taxes	294	*	454	–	748
Minority interest	–	–	(54)	–	(54)

Net income (loss)	$1,745	$ *	$2,695	$(2,695)	$1,745

*	Amounts significantly less than $1 million.

	American
	International	AIG
Nine Months Ended September 30, 2006	Group, Inc.	Liquidity	Other		Consolidated
(in millions)	Guarantor	Corp.	Subsidiaries	Eliminations	AIG

Operating income (loss)	$(937)	$ *	$17,272	$–	$16,335
Equity in undistributed net income of consolidated subsidiaries	10,990	–	1,088	(12,078)	–
Dividend income from consolidated subsidiaries	854	–	592	(1,446)	–
Income taxes	332	*	4,734	–	5,066
Minority interest	–	–	(694)	–	(694)
Cumulative effect of an accounting change, net of tax	34	–	–	–	34

Net income (loss)	$10,609	$ *	$13,524	$(13,524)	$10,609

*	Amounts significantly less than $1 million.

	American
	International	AIG
Nine Months Ended September 30, 2005	Group, Inc.	Liquidity	Other		Consolidated
(in millions)	Guarantor	Corp.	Subsidiaries	Eliminations	AIG

Operating income	$99	$ *	$14,798	$–	$14,897
Equity in undistributed net income of consolidated subsidiaries	9,287	–	1,906	(11,193)	–
Dividend income from consolidated subsidiaries	1,151	–	–	(1,151)	–
Income taxes	504	*	4,033	–	4,537
Minority interest	—	–	(327)	–	(327)

Net income (loss)	$10,033	$ *	$12,344	$(12,344)	$10,033

*	Amounts significantly less than $1 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

9.	Information Provided in Connection with Outstanding Debt (continued)
Condensed Consolidating Statements of Cash Flow

	American
	International	AIG
Nine Months Ended September 30, 2006	Group, Inc.	Liquidity	Other	Consolidated
(in millions)	Guarantor	Corp.	Subsidiaries	AIG

Net cash (used in) provided by operating activities	$(228)	$ *	$6,232	$6,004

Cash flows from investing:
Invested assets disposed	2,681	–	117,873	120,554
Invested assets acquired	(5,554)	–	(164,995)	(170,549)
Other	(2,374)	*	969	(1,405)

Net cash used in investing activities	(5,247)	*	(46,153)	(51,400)

Cash flows from financing activities:
Change in debts	6,201	–	20,440	26,641
Other	(888)	*	19,112	18,224

Net cash (used in) provided by financing activities	5,313	*	39,552	44,865

Effect of exchange rate changes on cash	–	–	59	59

Change in cash	(162)	*	(310)	(472)
Cash at beginning of period	190	–	1,707	1,897

Cash at end of period	$28	$ *	$1,397	$1,425

*	Amounts significantly less than $1 million.

	American
	International	AIG
Nine Months Ended September 30, 2005	Group, Inc.	Liquidity	Other	Consolidated
(in millions)	Guarantor	Corp.	Subsidiaries	AIG

Net cash (used in) provided by operating activities	$1,487	$ *	$18,703	$20,190

Cash flows from investing:
Invested assets disposed	124	–	142,959	143,083
Invested assets acquired	(1,761)	–	(192,501)	(194,262)
Other	(305)	*	(1,093)	(1,398)

Net cash used in investing activities	(1,942)	*	(50,635)	(52,577)

Cash flows from financing activities:
Change in debts	1,659	–	10,908	12,567
Other	(1,119)	*	21,128	20,009

Net cash (used in) provided by financing activities	540	*	32,036	32,576

Effect of exchange rate changes on cash	–	–	(90)	(90)

Change in cash	85	*	14	99
Cash at beginning of period	17	–	1,992	2,009

Cash at end of period	$102	$ *	$2,006	$2,108

*	Amounts significantly less than $1 million.

10.	Stock Compensation Plans
At September 30, 2006, AIG employees could be awarded compensation pursuant to six different stock-based compensation plan arrangements: (i) AIG 1999 Stock Option Plan, as amended (1999 Plan); (ii) AIG 1996 Employee Stock Purchase Plan, as amended (1996 Plan); (iii) AIG 2002 Stock Incentive Plan, as amended (2002 Plan) under which AIG has issued time-vested restricted stock units (RSUs) and performance restricted stock units (Performance RSUs); (iv) SICO’s Deferred Compensation Profit Participation Plans (SICO Plans); (v) AIG’s 2005-2006 Deferred Compensation Profit Participation Plan (AIG DCPPP) and (vi) the AIG Partners Plan. The AIG DCPPP was adopted as a replacement for the SICO Plans for the 2005-2006 period, and the AIG Partners Plan replaces the AIG DCPPP. Stock-based compensation earned under the AIG DCPPP and the AIG Partners Plan is issued as awards under the 2002 Plan. AIG currently settles share option exercises and other share awards to participants through the issuance of shares it has previously acquired and holds in its treasury account, except for share awards made by SICO, which are settled by SICO.
     At September 30, 2006, AIG’s non-employee directors received stock-based compensation in two forms, options granted pursuant to the 1999 Plan and grants of AIG common stock with delivery deferred until retirement from the Board, pursuant to the AIG Director Stock Plan, which was approved by the shareholders at the 2004 Annual Meeting of Shareholders.
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
     The adoption of FAS 123R resulted in share-based compensation expense of approximately $14 million during the first nine months of 2006, related to awards which were accounted for under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” AIG expects this expense to approximate $19 million for fiscal 2006. FAS 123R also requires AIG to estimate forfeitures in calculating the expense relating to share-based compensation, rather than recognizing these forfeitures and corresponding reductions in expense as they occur. The pre-tax cumulative effect of adoption, recognized as a reduction in stock-based compensation of $46 million, was recorded as a cumulative effect of an accounting change, net of tax, in the first quarter of 2006. FAS 123R requires AIG to reflect the cash savings resulting from excess tax benefits in its financial statements as cash flow from financing activities, rather than as cash flow from operating activities as in prior periods. The amount of this excess tax benefit for the three and nine-month periods ended September 30, 2006 was $3.9 million and $6.2 million, respectively.
The effect of the adoption of FAS 123R on the consolidated statements of income and cash flows was as follows:

	Three Months Ended September 30, 2006			Nine Months Ended September 30, 2006

			Including			Including
		Effect of	Effect of		Effect of	Effect of
	Pre-adoption of	Adoption of	Adoption of	Pre-adoption of	Adoption of	Adoption of
(in millions, except per share data)	FAS 123R	FAS 123R	FAS 123R	FAS 123R	FAS 123R	FAS 123R

Income before income taxes, minority interest and cumulative effect of an accounting change	$6,306	$(5)	$6,301	$16,349	$(14)	$16,335

Provision for income taxes	$1,944	$(1)	$1,943	$5,068	$(2)	$5,066

Income before minority interest and cumulative effect of an accounting change	$4,362	$(4)	$4,358	$11,281	$(12)	$11,269

Cumulative effect of an accounting change, net of tax	$–	$–	$–	$–	$34	$34

Net income	$4,228	$(4)	$4,224	$10,587	$22	$10,609

Net cash provided by (used in) operating activities	$(615)	$(4)	$(619)	$6,010	$(6)	$6,004

Net cash provided by financing activities	$16,922	$4	$16,926	$44,859	$6	$44,865

Basic earnings per share	$1.62	$–	$1.62	$4.06	$0.01	$4.07

Diluted earnings per share	$1.61	$–	$1.61	$4.03	$0.01	$4.04

     The following table presents share-based compensation expenses, including the cumulative effect of adoption of FAS 123R, included in AIG’s consolidated statement of income:

	Three Months Ended	Nine Months Ended
(in millions)	September 30, 2006	September 30, 2006

Share-based compensation expense before tax	$66	$277
Income tax benefit	14	42

After-tax share-based compensation expense	$52	$235

     Included in share-based compensation expense of $277 million for the nine months ended September 30, 2006 was a one-time compensation cost of approximately $54 million related to the Starr tender offer and various out of period adjustments totalling $61 million, primarily relating to stock-splits and other miscellaneous items for the SICO plans, offset by a $46 million pre-tax adjustment for the cumulative effect of the adoption of FAS 123R. These items were recorded in the first quarter of 2006. See Note 4 herein for a discussion of the Starr tender offer and Note 8 herein for discussion of the prospective change to the accounting for retiree eligibility provisions.
     If AIG had adopted the FAS 123 provisions for recognizing compensation expense commencing at the date of grant of the awards, the effect would not have been material to net income or basic or diluted earnings per share for the three and nine-month periods ended September 30, 2005.

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
     At September 30, 2006, there were 20,997,720 shares reserved for future grants under the 1999 Plan and 27,787,332 shares reserved for issuance under the 1999 and 1991 Plans.
Deferrals
During 2005, options with respect to 1,731,471 shares were exercised with delivery deferred. At December 31, 2005 optionees had made valid elections to defer delivery of 2,067,643 shares of AIG common stock upon exercise of options expiring during 2006. Of these elections, 1,780,027 shares were exercised and deferred in the third quarter of 2006. In addition, non-employee directors of AIG had made valid elections to defer delivery of 21,093 shares of AIG common stock upon exercise of options expiring during 2006.
Valuation Methodology
     In 2004, AIG developed a binomial lattice model to calculate the fair value of stock option grants. In prior years, a Black-Scholes model was used. A more detailed description of the valuation methodology is provided below.
The following weighted average assumptions were used for stock options granted in the first nine months of 2006 and 2005:

	2006	2005

Expected annual dividend yield(a)	0.71%	0.36%
Expected volatility(b)	27.3%	34.4%
Risk-free interest rate(c)	4.17%	3.87%
Expected term(d)	7 years	7 years

(a)	The dividend yield is based on the dividend yield over the twelve month period prior to the grant date.
(b)	In 2006, expected volatility is the average of historical volatility (based on seven years of daily stock price changes) and the implied volatility of actively traded options on AIG shares and in 2005, expected volatility is the historical volatility based on five years of daily stock price changes.

(c)	The interest rate curves used in the valuation model were the U.S. Treasury STRIP rates with terms from 3 months to 10 years.

(d)	The contractual term of the option is generally 10 years with an expected term of 7 years calculated based on an analysis of historical employee exercise behavior and employee turnover (post-vesting terminations). The early exercise rate is a function of time elapsed since the grant. Fifteen years of historical data was used to estimate the early exercise rate.
Additional information with respect to AIG’s stock option plans at September 30, 2006, and changes for the nine months then ended, were as follows:

		Weighted Average
Options:	Shares	Exercise Price

Outstanding at beginning of year	52,545,425	$54.84
Granted	123,500	$64.55
Exercised	(1,617,411)	$34.02
Shares subject to deferred delivery	(1,780,027)	$15.80
Forfeited or expired	(1,167,789)	$69.77
Outstanding at end of period	48,103,698	$56.65
Options exercisable at end of period	37,700,495	$54.81
Weighted average fair value per share of options granted		$21.11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

10.	Stock Compensation Plans (continued)
Information about stock options outstanding at September 30, 2006, is summarized as follows:

Options Outstanding					Options Exercisable

		Weighted				Weighted
		Average	Weighted			Average	Weighted
		Remaining	Average	Aggregate Intrinsic	Number	Remaining	Average	Aggregate
Range of	Number	Contractual	Exercise	Values	Exercisable	Contractual	Exercise	Intrinsic Values
Exercise Prices	Outstanding	Life	Price	(in millions)	(vested)	Life	Price	(in millions)

$11.28-$27.14	4,284,284	0.83	$24.16	$180	4,284,284	0.83	$24.16	$180
$30.44-$41.51	5,351,821	1.79	36.86	157	5,351,821	1.79	36.86	157
$43.31-$53.40	6,877,098	4.07	48.60	122	6,089,836	3.77	48.81	106
$54.11-$59.99	8,324,097	4.34	57.84	71	6,778,940	3.27	57.49	60
$60.13-$63.95	8,956,414	6.19	62.33	35	5,921,540	5.79	61.92	26
$64.01-$69.63	8,141,722	7.05	65.45	7	3,787,201	5.10	65.66	3
$70.35-$98.00	6,168,262	4.68	83.89	–	5,486,873	4.60	84.46	–

Total	48,103,698	4.55	$56.65	$572	37,700,495	3.64	$54.81	$532

     Vested and expected-to-vest options as of September 30, 2006, included in the table above, totaled 44,125,436, with a weighted average exercise price of $56.01, a weighted average contractual life of 4.27 years and an aggregate intrinsic value of $553 million.
     As of September 30, 2006, total unrecognized compensation cost (net of expected forfeitures) was $132 million and $3 million related to non-vested share-based compensation awards granted under the 1999 Plan and the 1996 Plan, respectively, with blended weighted average periods of 1.32 years and 0.41 years, respectively. The cost of awards outstanding under these plans at September 30, 2006 is expected to be recognized over approximately three years and one year, respectively, for the 1999 Plan and the 1996 Plan.
     The intrinsic value of options exercised during the nine months ended September 30, 2006 was approximately $138 million. The fair value of options vesting for the nine months ended September 30, 2006 was approximately $63 million. AIG received $55 million and $28 million for the nine-month periods ended September 30, 2006 and 2005, respectively, from the exercise of stock options. AIG did not cash-settle any share-based payment awards for the nine-month periods ended September 30, 2006 and 2005. The tax benefits realized as a result of stock option exercises were $15 million for both the nine-month periods ended September 30, 2006 and 2005, respectively.
2002 Stock Incentive Plan
AIG’s 2002 Plan was adopted at the 2002 shareholders meeting and amended and restated by the AIG Board of Directors on September 18, 2002 (the 2002 Plan). The 2002 Plan provides that equity-based or equity-related awards with respect to shares of common stock can be issued to employees in any year up to a maximum of that number of shares equal to (a) 1,000,000 shares plus (b) the number of shares available but not issued in the prior calendar year. The maximum award that a grantee may receive under the 2002 Plan per year is rights with respect to 250,000 shares. For the nine-month periods ended September 30, 2006 and 2005, 3,919,170 RSUs, including performance RSUs, and 1,133,405 RSUs, respectively, were granted by AIG. There were 6,316,623 shares reserved for issuance in connection with future awards at September 30, 2006. Substantially all RSUs granted to date under the 2002 Plan other than performance RSUs granted under the Partners Plan vest on the fourth anniversary of the date of grant.
Director Stock Awards
The methodology used for valuing employee stock options is also used to value director stock options. Director stock options vest one year after the grant date, but are otherwise the same as employee stock options. Options with respect to 40,000 shares and 32,500 shares were granted during the nine months ended September 30, 2006 and 2005, respectively.
     AIG also granted 10,750 shares and 4,625 shares, with delivery deferred, to directors for the nine-month periods ended September 30, 2006 and 2005, respectively, under the Director Stock Plan. At September 30, 2006, there were 74,250 shares reserved for future grants under the Director Stock Plan.
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
     As of December 9, 2005, there were 12,650,292 non-vested AIG shares under the SICO Plans with a weighted-average fair value per share of $61.92. As of September 30, 2006, there were 11,656,065 non-vested AIG shares under the SICO Plans with a weighted-average fair value per share of $61.90.
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
     At September 30, 2006, there were units representing 4,643,722 shares granted to participants.
AIG Partners Plan
On June 26, 2006, AIG’s Compensation Committee approved two grants under the AIG Partners Plan. The first grant has a performance period which runs from January 1, 2006 through December 31, 2007. The second grant has a performance period which runs from January 1, 2007 through December 31, 2008. Both grants vest 50 percent on the fourth and sixth anniversaries of the first day of the related performance period. In addition, the Compensation Committee approved the performance metrics for the two grants prior to the date of grant. The measurement of the grants is deemed to have occurred on June 26, 2006 when there was mutual understanding of the key terms and conditions of the grants. Consistent with this treatment: a) 1,068,605 performance RSUs for the first grant and 2,488,865 performance RSUs for the second grant and b) unrecognized compensation of $55 million for the first grant and $138 million for the second grant are included in the related disclosure tables. Performance RSUs related to the first grant are excluded from AIG’s diluted shares calculation because an insufficient amount of time has elapsed to conclusively determine that the performance metric will be achieved at the end of the related performance period. Because the performance period for the second grant does not begin until January 1, 2007, compensation expense for the second grant is not included in AIG’s 2006 results and diluted shares calculation.
VALUATION
     The fair value of each award granted under the 2002 Plan, the AIG DCPPP, the AIG Partners Plan, and the SICO Plans is based on the closing price of AIG stock on the date of grant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

10.	Stock Compensation Plans (continued)
A summary of shares relating to outstanding awards unvested under the foregoing plans as of September 30, 2006, and changes during the nine months ended September 30, 2006 is presented below:

	Number of Shares					Weighted Average Grant-Date Fair Value

		AIG	AIG Partners	Total	SICO		AIG	AIG Partners	Total	SICO
	2002 Plan	DCPPP	Plan	2002 Plan	Plans	2002 Plan	DCPPP	Plan	2002 Plan	Plans

Unvested at January 1, 2006	4,322,265	4,898,880	–	9,221,145	12,650,292	$63.63	$52.55	$–	$57.74	$61.92
Granted	315,170	–	3,604,000	3,919,170	–	62.11	–	56.42	56.88	–
Vested	(5,080)	–	–	(5,080)	(653,486)	64.25	–	–	64.25	64.55
Forfeited	(187,680)	(255,158)	(16,200)	(459,038)	(340,741)	62.47	59.40	56.22	60.54	61.01

Unvested at September 30, 2006	4,444,675	4,643,722	3,587,800	12,676,197	11,656,065	$63.57	$52.17	$56.42	$57.37	$61.90

At September 30, 2006, the total unrecognized compensation cost (net of expected forfeitures) related to non-vested share-based compensation awards granted under the 2002 Plan, the AIG DCPPP, the AIG Partners Plan and the SICO plans and the blended weighted-average period over which that cost is expected to be recognized is as follows:

	Unrecognized	Blended
	Compensation	Weighted-
	Cost	Average
	(in millions)	Period

2002 Plan	$178	1.62 years
AIG DCPPP	$231	4.57 years
AIG Partners Plan	$195	2.56 years
Total 2002 Plan	$604	3.05 years
SICO Plans	$313	6.06 years

The total cost for awards outstanding as of September 30, 2006 under the 2002 Plan, the AIG DCPPP, the AIG Partners Plan, and the SICO Plans is expected to be recognized over approximately 4 years, 12 years, 6 years and 23 years, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

11.	Cash Flows
As part of its remediation activities during the third quarter of 2006, AIG determined that certain non-cash activities and adjustments, including the effects of changes in foreign exchange translation on assets and liabilities, previously were misclassified within the operating, investing and financing sections of the Consolidated Statement of Cash Flows. The more significant line items revised include the change in General and life insurance reserves and Deferred policy acquisition costs within operating activities; Purchases of fixed maturity securities within investing activities; and Proceeds from notes, bonds, loans and mortgages payable, and hybrid financial instrument liabilities within financing activities. After evaluating the effect of these items during the third quarter of 2006, AIG has revised the previous periods presented below to conform to the third quarter 2006 presentation:

(in millions)

	Six Months Ended	Three Months Ended	Year Ended	Nine Months Ended		Six Months Ended	Three Months Ended
	June 30, 2006	March 31, 2006	December 31, 2005	September 30, 2005		June 30, 2005	March 31, 2005

Cash flows from operating activities — As previously reported	$6,978	$3,066	$25,138	$20,865	*	$13,817	$(434)
Revisions	(355)	1,076	(52)	(675)		(2,163)	(1,563)

Cash flows from operating activities — As revised	$6,623	$4,142	$25,086	$20,190		$11,654	$(1,997)

Cash flows from investing activities — As previously reported	$(40,048)	$(19,937)	$(57,321)	$(47,391	)*	$(35,358)	$(20,118)
Revisions	5,682	1,724	(7,544)	(5,186)		(2,863)	775

Cash flows from investing activities — As revised	$(34,366)	$(18,213)	$(64,865)	$(52,577)		$(38,221)	$(19,343)

Cash flows from financing activities — As previously reported	$32,243	$15,672	$32,999	$27,230	*	$22,097	$20,961
Revisions	(4,304)	(2,273)	6,831	5,346		4,275	725

Cash flows from financing activities — As revised	$27,939	$13,399	$39,830	$32,576		$26,372	$21,686

Effect of exchange rate changes on cash — As previously reported	$1,070	$550	$(928)	$(605	)*	$(827)	$(57)
Revisions	(1,023)	(527)	765	515		751	63

Effect of exchange rate changes on cash — As revised	$47	$23	$(163)	$(90)		$(76)	$6

*	Includes the effects of corrections and reclassifications made in conjunction with the Second Restatement. See also AIG’s 2005 Annual Report on Form 10-K/A.
There was no effect on ending cash balances.

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
Cautionary Statement Regarding Projections and Other Information About Future Events
This Quarterly Report and other publicly available documents may include, and AIG’s officers and representatives may from time to time make, projections concerning financial information and statements concerning future economic performance and events, plans and objectives relating to management, operations, products and services, and assumptions underlying these projections and statements. These projections and statements are not historical facts but instead represent only AIG’s belief regarding future events, many of which, by their nature, are inherently uncertain and outside AIG’s control. These projections and statements may address, among other things, the status and potential future outcome of the current regulatory and civil proceedings against AIG and their potential effect on AIG’s businesses, financial position, results of operations, cash flows and liquidity, the effect of the credit rating downgrades on AIG’s businesses and competitive position, the unwinding and resolving of various relationships between AIG and Starr and SICO, and AIG’s strategy for growth, product development, market position, financial results and reserves. It is possible that AIG’s actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these projections and statements. Factors that could cause AIG’s actual results to differ, possibly materially, from those in the specific projections and statements are discussed throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in “Risk Factors” in Item 1A. of Part I of AIG’s 2005 Annual Report on Form 10-K, Item 1A. of Part II of AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and Item 1A. of Part II of this Quarterly Report. AIG is not under any obligation (and expressly disclaims any such obligations) to update or alter any projections or other statement, whether written or oral, that may be made from time to time, whether as a result of new information, future events or otherwise.

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
     A central focus of AIG operations in recent years is the development and expansion of new distribution channels. In 2005 and the first nine months of 2006, AIG expanded its distribution channels, which now include banks, credit card companies and television-media home shopping in many Asian countries. Examples of new distribution channels used both domestically and overseas include banks, affinity groups, direct response and e-commerce.
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
     Growth for AIG may be generated both internally and through acquisitions which both fulfill strategic goals and offer adequate return on capital. Recently AIG acquired Travel Guard International, one of the nation’s leading providers of travel insurance programs and emergency travel assistance, and Central Insurance Co., Ltd., a leading general insurance company in Taiwan.
Consolidated Results
The following table summarizes AIG’s revenues, income before income taxes, minority interest and cumulative effect of an accounting change and net income for the three and nine-month periods ended September 30, 2006 and 2005:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

(in millions)	2006	2005	2006	2005

Total revenues	$29,199	$26,408	$83,201	$81,513

Income before income taxes, minority interest and cumulative effect of an accounting change	6,301	2,547	16,335	14,897

Net income	$4,224	$1,745	$10,609	$10,033

     Revenues in the third quarter and first nine months of 2006 increased 11 percent and 2 percent, respectively, largely as a result of the growth in net premiums earned and net investment income from global General Insurance operations and growth in Life Insurance & Retirement Services net investment income and GAAP premiums. Revenues in the Financial Services segment increased in the third quarter of 2006, but decreased for the first nine months of 2006 largely

American International Group, Inc. and Subsidiaries
as a result of hedging activities that do not qualify for hedge accounting treatment under FAS 133, the effects of which are reported in other income.
     Income before income taxes, minority interest and cumulative effect of an accounting change in the three and nine-month periods ended September 30, 2006 increased 147 percent and 10 percent, respectively, with the significant increase primarily a reflection of the negative effect of $2.44 billion in catastrophe related losses incurred in the third quarter of 2005. The 2006 periods also included higher General Insurance and Life Insurance & Retirement Services operating income. Fluctuations in Financial Services operating income in all periods presented were driven by the transaction oriented nature of Capital Markets operations and the effects of hedging activities that do not qualify for hedge accounting treatment under FAS 133.
     During the third quarter and nine months ended September 30, 2006, as part of its continuing remediation efforts, AIG recorded certain out of period and other adjustments. These adjustments collectively increased net income by $73 million in the third quarter of 2006 and decreased net income by $29 million for the first nine months of 2006. The third quarter adjustments included the following: an increase in realized capital gains relating to foreign exchange of $36 million ($23 million after tax); increases in bad debt expense of $225 million ($146 million after tax) and earned premiums of $99 million ($65 million after tax), both of which relate to balance sheet reconciliations; an increase in partnership income of $121 million ($79 million after tax), which relates to improved valuation information; a further increase in unit investment trust income of $116 million ($75 million after tax), as described below; and an increase in income tax expense of $39 million relating to AIG’s ongoing remediation of internal controls over income tax accounting. See also the discussion of AIG’s reportable segments in Management’s Discussion & Analysis of Financial Condition and Results of Operations.
     During the second quarter of 2006, AIG identified and recorded an out of period adjustment related to the accounting for certain interests in unit investment trusts in accordance with FIN 46(R), “Consolidation of Variable Interest Entities” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” These investments had previously been accounted for as available for sale securities, with changes in market values being reflected in other comprehensive income, net of deferred income taxes. Beginning with the second quarter of 2006, the changes in market values are included in AIG’s net investment income. During the second quarter of 2006, the adjustment decreased Unrealized appreciation (depreciation) of investments — net of reclassification adjustments, and the related Deferred income tax benefit (expense), in the Consolidated Statement of Comprehensive Income (Loss) by approximately $576 million and approximately $202 million, respectively, and increased Net investment income by $653 million, increased Incurred policy losses and benefits, related to certain participating policyholder funds, by $77 million, and increased Income taxes by $202 million in the Consolidated Statement of Income. There was no effect on Total shareholders’ equity as of September 30, 2006 or December 31, 2005.
     In the second quarter of 2006, AIG also recorded other out of period adjustments of $85 million ($55 million after tax) of interest income related to interest earned on deposit contracts and $32 million ($21 million after tax) of expenses related to the remediation of a material weakness in controls over certain balance sheet reconciliations.
     AIG also recorded other out of period adjustments in the first quarter of 2006 of $61 million (before and after tax) of expenses related to the SICO plans, $59 million ($38 million after tax) of expenses related to deferred advertising costs in General Insurance, a decrease of $300 million ($145 million after tax) in revenues related to the remediation of a material weakness in accounting for certain derivative transactions under FAS 133, and $126 million of income tax expense related to AIG’s remediation of a material weakness in controls over income tax accounting.
     Results for the first nine months of 2006 were negatively affected by a one-time charge relating to the Starr tender offer ($54 million before and after tax) and an additional allowance for losses in AIG Credit Card Company (Taiwan) ($88 million before and after tax), both of which were recorded in first quarter of 2006.
     The effective income tax rate increased from 28.0 percent for full year 2005 to 30.8 percent and 31.0 percent for the three and nine-month periods ended September 30, 2006, respectively, reflecting changes in the sources of foreign taxable income, the effect of the phase out of synfuel tax credits on the estimated full year tax rate and the aforementioned out of period adjustments.

American International Group, Inc. and Subsidiaries
The following table summarizes the operations of each principal segment for the three and nine-month periods ended September 30, 2006 and 2005. (See also Note 2 of Notes to Consolidated Financial Statements).

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

(in millions)	2006	2005	2006	2005

Revenues(a):
General Insurance(b)(h)	$12,615	$11,192	$36,438	$33,816
Life Insurance & Retirement Services(c)(h)	12,356	11,760	36,819	35,086
Financial Services(d)	3,187	1,926	6,028	8,140
Asset Management(e)	1,238	1,355	4,098	3,951
Other	(197)	175	(182)	520

Consolidated	$29,199	$26,408	$83,201	$81,513

Operating Income (loss)(a)(f)(i)(j):
General Insurance(h)	$2,625	$(137)	$7,819	$3,390
Life Insurance & Retirement Services(g)(h)	2,448	2,248	7,424	6,787
Financial Services(g)	1,357	224	650	3,483
Asset Management	341	568	1,613	1,682
Other(k)	(470)	(356)	(1,171)	(445)

Consolidated	$6,301	$2,547	$16,335	$14,897

(a)	Includes the effect of hedging activities that do not qualify for hedge accounting treatment under FAS 133, including the related foreign exchange gains and losses. For the three-month periods ended September 30, 2006 and 2005, the effect was $165 million and $(353) million, respectively, in revenues and $165 million and $(345) million, respectively, in operating income. For the nine-month periods ended September 30, 2006 and 2005, the effect was $(1.13) billion and $2.21 billion, respectively, in revenues and $(1.13) billion and $2.28 billion, respectively, in operating income. These amounts result primarily from interest rate and foreign currency derivatives which are hedging available for sale securities and borrowings.
(b)	Represents the sum of General Insurance net premiums earned, net investment income and realized capital gains (losses).

(c)	Represents the sum of Life Insurance & Retirement Services GAAP premiums, net investment income and realized capital gains (losses).

(d)	Represents interest, lease and finance charges.

(e)	Represents net investment income with respect to GICs and management and advisory fees.
(f)	Represents income before income taxes, minority interest and cumulative effect of an accounting change.

(g)	Results of operations of AIG Credit Card Company (Taiwan) are shared equally by the Life Insurance & Retirement Services segment and the Financial Services segment. Additional allowances of $44 million were recorded in the first quarter of 2006, by each segment, for losses in these credit card operations.

(h)	Includes the effect of out of period adjustments related to the accounting for certain interests in unit investment trusts. For the three and nine- month periods ended September 30, 2006 the effect was an increase of $92 million and $524 million in both revenues and operating income for General Insurance and an increase of $24 million in both revenues and operating income for the three-month period ended September 30, 2006 and $245 million and $168 million in revenues and operating income, respectively, for the nine-month period ended September 30, 2006, for Life Insurance & Retirement Services.

(i)	Includes current year catastrophe related losses of $2.44 billion in both the third quarter and first nine months of 2005. There were no significant catastrophe related losses in the third quarter and first nine months of 2006.

(j)	Includes additional losses incurred and net reinstatement premiums related to prior year catastrophes of $28 million and $39 million in the three- month periods ended September 30, 2006 and 2005, respectively. Such losses and premiums were $87 million and $252 million in the nine-month periods ended September 30, 2006 and 2005, respectively.

(k)	Includes current year catastrophe related losses from unconsolidated subsidiaries of $246 million for both the third quarter and first nine months of 2005. There were no significant catastrophe related losses in the third quarter and first nine months of 2006. Also includes unfavorable development from unconsolidated subsidiaries related to prior year catastrophe related losses of $1 million and $15 million for the first nine months of 2006 and 2005, respectively.
General Insurance
AIG’s General Insurance operations provide property and casualty products and services throughout the world. The increase in General Insurance operating income in the three and nine-month periods ended September 30, 2006 compared to the same periods of 2005 was primarily attributable to catastrophe related losses of $2.11 billion in the third quarter of 2005 and the improvement in underwriting results for the Domestic Brokerage Group (DBG). General Insurance operating income included adverse development in the first nine months of 2006 and 2005 from catastrophes in prior years and certain long-tail casualty lines, which were more than offset by favorable development in other lines. Operating income for the three and nine-month periods ended September 30, 2006 also increased due to the effect of the out of period adjustments related to the accounting for certain interests in unit investment trusts, partially offset by reconciliation adjustments.
Life Insurance & Retirement Services
AIG’s Life Insurance & Retirement Services operations provide insurance, financial and investment products throughout the world. Foreign operations provided approximately 65 percent and 61 percent of AIG’s Life Insurance & Retirement Services operating income for the three months ended September 30, 2006 and 2005, respectively, and 67 percent and 59 percent, respectively, for the first nine months of 2006 and 2005.
     Life Insurance & Retirement Services operating income increased $200 million in the third quarter of 2006 from the same period of 2005. Results for the quarter were particularly strong in the Foreign Life operations that were helped by

American International Group, Inc. and Subsidiaries
higher investment returns and lower acquisition costs. Domestic Life and Retirement Services results improved over the prior year with growth in the in-force business and lower catastrophe and synfuel losses. Life Insurance & Retirement Services operating income included $12 million in catastrophe related losses in the third quarter of 2005. Realized capital losses included in revenues and operating income were $176 million in the third quarter of 2006 compared to realized capital losses of $16 million in the same period of 2005.
     Life Insurance & Retirement Services operating income increased by 9 percent in the first nine months of 2006 when compared to the same period of 2005 due, in part, to the effect of an out of period adjustment related to the accounting for certain interests in unit investment trusts. Realized capital losses included in revenues and operating income were $117 million in the first nine months of 2006 compared to realized capital losses of $18 million in the same period of 2005.
Financial Services
AIG’s Financial Services subsidiaries engage in diversified activities including aircraft and equipment leasing, capital market transactions, consumer finance and insurance premium financing.
     Financial Services operating income increased in the third quarter of 2006 and decreased in the first nine months of 2006 compared to the same periods of 2005 primarily due to the effects of hedging activities that do not qualify for hedge accounting treatment under FAS 133. Financial Services operating income in 2005 included catastrophe related losses of $62 million recorded in the third quarter of 2005 resulting from hurricane Katrina, which were reduced by $22 million in the third quarter of 2006. Fluctuations in revenues and operating income from quarter to quarter are not unusual because of the transaction-oriented nature of Capital Markets operations and the effect of not qualifying for hedge accounting treatment under FAS 133 for hedges on securities available for sale and borrowings.
Asset Management
AIG’s Asset Management operations include institutional and retail asset management and broker dealer services and AIG’s spread-based investment businesses. The AIG Matched Investment Program (MIP), which was launched in September of 2005, is replacing AIG’s GIC program as AIG’s principal spread-based investment activity.
     Asset Management operating income decreased 40 percent for the third quarter of 2006 when compared to the same period of 2005 due to the continued run-off of GICs and decreased transaction-driven fees partially offset by growth in the asset management fees within Institutional Asset Management and income from AIG’s MIP. Gains and losses arising from the consolidation of certain variable interest entities and partnerships are included in operating income, but are offset in minority interest expense, which is not a component of operating income. Operating income decreased 4 percent in the first nine months of 2006 when compared to the same period of 2005, primarily due to the continued run-off of GIC balances combined with spread compression in the remaining GIC portfolio.
Capital Resources
At September 30, 2006, AIG had total consolidated shareholders’ equity of $96.15 billion and total consolidated borrowings of $137.1 billion. At that date, $122.1 billion of such borrowings were either not guaranteed by AIG or were AIGFP’s matched borrowings under obligations of guaranteed investment agreements (GIAs), liabilities connected to trust preferred stock, or matched notes and bonds payable.
     AIG has not purchased any shares of its common stock under its existing common stock repurchase authorization during 2006.
Liquidity
At September 30, 2006, AIG’s consolidated invested assets included $24.14 billion in cash and short-term investments. Consolidated net cash provided from operating activities in the first nine months of 2006 amounted to $6.0 billion. AIG believes that its liquid assets, cash provided by operations and access to the capital markets will enable it to meet its anticipated cash requirements.
Outlook
The commercial property and casualty insurance industry has historically experienced cycles of price erosion followed by rate strengthening as a result of catastrophe or other significant losses that affect the overall capacity of the industry to provide coverage. Despite industry price erosion in some classes of general insurance, AIG expects to continue to identify profitable opportunities and build attractive new general insurance businesses as a result of AIG’s broad product line and extensive distribution networks. There can be no assurance, however, that price erosion will not become more widespread or that AIG’s profitability will not deteriorate from current levels in major commercial lines, as well as in personal lines and specialty coverages, such as mortgage guaranty, where the loss ratio is expected to increase due to softening in the U.S. housing market and the weakening performance of non-traditional mortgage products.
     In December 2005, American International Underwriters Overseas, Ltd. (AIUO) received a license from the government of Vietnam to operate a wholly owned general insurance company in Vietnam. This license, the first general insurance license granted by Vietnam to a U.S.-based insurance organization, permits AIG to operate a general insurance company throughout Vietnam.

American International Group, Inc. and Subsidiaries
     During the second quarter of 2006, the Canadian Parliament passed legislation that will allow UGC to begin writing business in Canada, the world’s second largest mortgage guaranty market, when provincial licenses are issued.
     In China, applications for provincial expansion of AIG’s life insurance operations in Guangdong and Jiangsu and of general insurance operations in Guangdong were approved in April 2006. AIG’s wholly-owned life insurance operations in eight cities have now been structured into four regional management teams located in Shanghai, Beijing, Guangdong Province and Jiangsu Province. AIG’s operations are expanding resources in these regions with the opening of additional offices.
     In Japan, earnings growth for AIG Star Life Insurance Co., Ltd. and AIG Edison Life Insurance Company reflects the runoff of the more profitable in-force business in comparison to new business currently being generated. In May 2006, AIG announced the merger of these companies, which is expected to enhance the combined entity’s ability to grow new business by expanding distribution and gaining efficiency of scale. In the fiscal year ended March 31, 2006, AIG’s life operations in Japan retained their position as the largest foreign life operation on a total premium basis. AIG has developed a leadership position in the distribution of annuities through banks in both Japan and Korea. Also, American Life Insurance Company (ALICO) has launched new life products to the Japan bank market after further deregulation of banks in December 2005. AIG is a leader in direct marketing through sponsors and in the broad market in Japan and Korea. AIG also is investing in expanding distribution channels with emphasis in India, Korea and Vietnam.
     Domestically, AIG anticipates its Life Insurance & Retirement Services businesses to continue growing in 2006 through distribution channel expansion and new and enhanced products. The home service operation, which is expected to be a slow growth business, has not met business objectives, although its cash flow has been strong. Domestic group life/health results continue to be weak, resulting in ongoing restructuring activities which may result in the exiting of certain product lines. AIG Retirement Services individual fixed annuities business will continue to be challenged due to the interest rate environment and increased competition from bank products, while variable annuity products with living benefits will continue to be the product of consumer choice.
     Globally, heightened regulatory scrutiny of financial services companies in many jurisdictions has the potential to affect future financial results through higher compliance costs or other charges. This is particularly true in Japan and Southeast Asia where financial institutions have received an increased number of remediation orders affecting consumer/policyholder rights over the last twelve months.
     Changes in market conditions in the aircraft leasing business are not immediately apparent in operating results. Lease rates have firmed as a result of continued demand from the global commercial aviation market, especially in Asia. However, higher interest rates are expected to continue to compress lease margins. AIG’s Consumer Finance operations overseas were negatively affected in the first quarter of 2006 by industry-wide credit deterioration in the Taiwan credit card market. The operating results of AIG’s Consumer Finance operations in the U.S. could be affected by the residential housing market, interest rates and unemployment. Also, AIG continues to explore opportunities to expand its Consumer Finance operations into new foreign markets.
     The GIC portfolio continues to run-off. The MIP has replaced the GIC program as AIG’s principal spread-based investment activity. Although the MIP is beginning to show positive operating income, because the asset mix under the MIP does not include the alternative investments utilized in the GIC program, AIG does not expect that the income growth in the MIP will offset the run-off in the GIC portfolio for the foreseeable future.
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

American International Group, Inc. and Subsidiaries

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

American International Group, Inc. and Subsidiaries
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
     Certain of the products of the DBG companies include funding components or have been structured in a manner such that little or no insurance risk is actually transferred. Funds received in connection with these products are recorded as deposits, and are included in other liabilities, rather than as premium revenue. Amounts paid by AIG are recorded as reductions to the deposit liability rather than as incurred losses.
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

American International Group, Inc. and Subsidiaries
General Insurance operating income is comprised of statutory underwriting results, changes in DAC, net investment income and realized capital gains and losses. Operating income, as well as net premiums written, net premiums earned, net investment income and realized capital gains (losses) and statutory ratios for the three and nine-month periods ended September 30, 2006 and 2005 were as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

(in millions, except ratios)	2006	2005	2006	2005

Net premiums written:
Domestic General
DBG	$6,074	$5,505	$18,454	$17,071
Transatlantic	895	858	2,723	2,627
Personal Lines	1,162	1,191	3,540	3,550
Mortgage Guaranty	232	149	622	459
Foreign General	2,861	2,609	8,774	8,039

Total	$11,224	$10,312	$34,113	$31,746

Net premiums earned:
Domestic General
DBG	$6,290	$5,613	$17,889	$16,773
Transatlantic	895	844	2,712	2,594
Personal Lines	1,158	1,182	3,484	3,459
Mortgage Guaranty	191	114	536	397
Foreign General(a)	2,683	2,381	7,744	7,283

Total	$11,217	$10,134	$32,365	$30,506

Net investment income(b):
Domestic General
DBG	$880	$589	$2,438	$1,803
Transatlantic	107	87	317	256
Personal Lines	56	54	168	160
Mortgage Guaranty	35	32	103	91
Intercompany adjustments and eliminations – net	1	1	1	1
Foreign General	291	224	1,075	751

Total	$1,370	$987	$4,102	$3,062

Realized capital gains (losses)	$28	$71	$(29)	$248

Operating Income (loss)(b)(c)(d):
Domestic General
DBG	$1,557	$(283)	$4,448	$1,235
Transatlantic	143	(275)	427	(62)
Personal Lines	133	18	352	229
Mortgage Guaranty	85	72	301	285
Foreign General(e)	707	326	2,289	1,693
Reclassifications and Eliminations	–	5	2	10

Total	$2,625	$(137)	$7,819	$3,390

Statutory underwriting profit (loss)(c)(d)(g)
Domestic General
DBG	$681	$(1,001)	$1,904	$(755)
Transatlantic	34	(380)	97	(348)
Personal Lines	83	(40)	176	45
Mortgage Guaranty	48	43	191	195
Foreign General(e)	376	113	1,034	854

Total	$1,222	$(1,265)	$3,402	$(9)

Domestic General(c)(d):
Loss Ratio	66.85	97.13	68.49	83.15
Expense Ratio	23.72	20.76	21.28	20.15

Combined Ratio	90.57	117.89	89.77	103.30

Foreign General(c)(d):
Loss Ratio(a)	48.91	60.31	50.30	55.63
Expense Ratio(e)(f)	34.76	31.91	32.07	29.57

American International Group, Inc. and Subsidiaries

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

(in millions, except ratios)	2006	2005	2006	2005

Combined ratio	83.67	92.22	82.37	85.20

Consolidated(c)(d):
Loss Ratio	62.56	88.48	64.14	76.58
Expense Ratio	26.54	23.58	24.05	22.53

Combined Ratio	89.10	112.06	88.19	99.11

(a)	Income statement accounts expressed in non-functional currencies are translated into U.S. dollars using average exchange rates.

(b)	Includes the effect of out of period adjustments related to the accounting for certain interests in unit investment trusts. For DBG, for the three and nine-month periods ended September 30, 2006 the effect was an increase of $70 million and $90 million, respectively, and for Foreign General, for the three and nine-month periods ended September 30, 2006, the effect was an increase of $22 million and $434 million, respectively.

(c)	Includes current year catastrophe related losses of $2.11 billion for both the three and nine-month periods ended September 30, 2005. There were no significant catastrophe related losses in the third quarter and first nine months of 2006.

(d)	Includes additional losses incurred and net reinstatement premiums related to prior year catastrophes of $50 million and $39 million, in the three-month periods ended September 30, 2006 and 2005, respectively. Such losses and premiums were $108 million and $237 million in the nine-month periods ended September 30, 2006 and 2005, respectively.

(e)	Includes the results of wholly owned Foreign General agencies.

(f)	Includes amortization of advertising costs.

(g)	Statutory underwriting profit (loss) is a measure that U.S. domiciled insurance companies are required to report to their regulatory authorities. The following table reconciles statutory underwriting profit (loss) to income before income taxes, minority interest and cumulative effect of an accounting change for the General Insurance segment for the three and nine-month periods ended September 30, 2006 and 2005.

	Domestic
	Brokerage		Personal	Mortgage	Foreign	Reclassifications
(in millions)	Group	Transatlantic	Lines	Guaranty	General	and Eliminations	Total

Three months ended September 30, 2006:
Statutory underwriting profit	$681	$34	$83	$48	$376	$–	$1,222
Increase (decrease) in deferred acquisition costs	(30)	–	(6)	2	39	–	5
Net investment income	880	107	56	35	291	1	1,370
Realized capital gains (losses)	26	2	–	–	1	(1)	28

Income before income taxes, minority interest and cumulative effect of an accounting change	$1,557	$143	$133	$85	$707	$–	$2,625

Three months ended September 30, 2005:
Statutory underwriting profit (loss)	$(1,001)	$(380)	$(40)	$43	$113	$–	$(1,265)
Increase (decrease) in deferred acquisition costs	49	5	5	(3)	14	–	70
Net investment income	589	87	54	32	224	1	987
Realized capital gains (losses)	80	13	(1)	–	(25)	4	71

Income before income taxes, minority interest and cumulative effect of an accounting change	$(283)	$(275)	$18	$72	$326	$5	$(137)

Nine months ended September 30, 2006:
Statutory underwriting profit	$1,904	$97	$176	$191	$1,034	$–	$3,402
Increase in deferred acquisition costs	77	7	8	10	242	–	344
Net investment income	2,438	317	168	103	1,075	1	4,102
Realized capital gains (losses)	29	6	–	(3)	(62)	1	(29)

Income before income taxes, minority interest and cumulative effect of an accounting change	$4,448	$427	$352	$301	$2,289	$2	$7,819

American International Group, Inc. and Subsidiaries

	Domestic
	Brokerage		Personal	Mortgage	Foreign	Reclassifications
(in millions)	Group	Transatlantic	Lines	Guaranty	General	and Eliminations	Total

Nine months ended September 30, 2005:
Statutory underwriting profit (loss)	$(755)	$(348)	$45	$195	$854	$–	$(9)
Increase (decrease) in deferred acquisition costs	(49)	6	28	(1)	105	–	89
Net investment income	1,803	256	160	91	751	1	3,062
Realized capital gains (losses)	236	24	(4)	–	(17)	9	248

Income before income taxes, minority interest and cumulative effect of an accounting change	$1,235	$(62)	$229	$285	$1,693	$10	$3,390

AIG transacts business in most major foreign currencies. The following table summarizes the effect of changes in foreign currency exchange rates on the growth of General Insurance net premiums written for the three and nine-month periods ended September 30, 2006:

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006

Growth in original currency	8.5%	8.1%
Foreign exchange effect	0.3	(0.6)
Growth as reported in U.S. dollars	8.8%	7.5%

General Insurance Results
General Insurance operating income increased in the third quarter of 2006 compared to the same period in 2005 due primarily to the effects of the catastrophes in the third quarter of 2005. Other factors contributing to the increase were an improvement in statutory underwriting profit for DBG as a result of improved loss ratios for the current accident year compared to the loss ratios recorded in the third quarter of 2005 for accident year 2005, as well as growth in net investment income. The combined ratio improved to 89.1 during the third quarter of 2006, a reduction of 23.0 points from the same period in 2005, primarily due to an improvement in the loss ratio of 25.9 points. The reduction in catastrophe losses represented 20.0 points of the overall decrease. Net premiums written increased 9 percent in the third quarter of 2006 compared to the same period in 2005 as domestic property rates improved, submission activity increased in both property and non-property lines in the aftermath of the 2005 hurricanes and distribution channels within Foreign General expanded. Net premiums written for the third quarter of 2005 included a reduction of $258 million for reinstatement premiums related to catastrophes, accounting for approximately 3 percentage points of the 2006 increase in net premiums written compared to the third quarter of 2005. The increase in net premiums written was tempered by an increase in ceded reinsurance necessary to manage the increase in property exposures retained by AIG.
In the third quarter of 2006, certain adjustments were made in conjunction with the remediation of balance sheet account reconciliations which increased earned premiums by $99 million and increased bad debt expense by $225 million. These adjustments reflect continuing progress in AIG’s ongoing remediation efforts. The combined effect of these adjustments increased the expense ratio by 2.0 points and decreased the loss ratio by 0.6 points. Included in net investment income for the three and nine-month periods ended September 30, 2006 are $213 million and $645 million of out of period adjustments related to the accounting for certain investments in unit investment trusts and additional partnership income arising from improved valuations.
General Insurance operating income increased in the first nine months of 2006 compared to the same period of 2005 due to the reduction in catastrophe losses combined with the improvement in statutory underwriting profit for DBG as a result of improved loss ratios for the current accident year compared to the loss ratios recorded in the first nine months of 2005 for accident year 2005, as well as growth in net investment income. The combined ratio improved to 88.2, a reduction of 10.9 points from the first nine months of 2005, primarily due to an improvement in the loss ratio of 12.4 points. The reduction in catastrophe losses represented 6.7 points of the overall reduction. Net premiums written increased 7 percent as domestic property rates improved, submission activity increased in the aftermath of the 2005 hurricanes and the distribution channels within Foreign General expanded. Net premiums written for the first nine months of 2005 included a reduction of $258 million for reinstatement premiums related to catastrophes, accounting for approximately 1 percentage point of the 2006 increase in net premiums written compared to the first nine months of 2005.
Quarterly DBG Results
Operating income increased to $1.56 billion in the third quarter of 2006 compared to a loss of $283 million in the same period in 2005, an improvement of $1.84 billion.
The improvement is also reflected in the combined ratio, which declined to 90.0 in the third quarter of 2006 compared to 118.2 in the same period in 2005. The third quarter of

American International Group, Inc. and Subsidiaries
2005 included $1.37 billion of losses and net reinstatement premiums for major catastrophes, which increased the 2005 combined ratio by 24.3 points.
DBG’s net premiums written increased 10 percent in the third quarter of 2006 compared to the same period in 2005 as property rates improved and submission activity increased in the aftermath of the 2005 hurricanes. DBG attributes the increase in submissions to its strong distribution channels and overall financial strength in comparison to many insurers that experienced significant losses and reductions of surplus as a result of the hurricanes. Net premiums written for the third quarter of 2005 were reduced by $122 million due to reinstatement premiums related to catastrophes; net premiums written for the third quarter of 2006 were increased by $47 million due to the reversal of a reinsurance contract previously accounted for as reinsurance and now accounted for as a deposit, the overall effect of which was largely offset in losses and underwriting expenses. The combined effect of these two items contributed approximately 3 percentage points to the increase in net premiums written.
The loss ratio for the third quarter of 2006 declined to 66.9 compared to 99.4 for the same period in 2005, primarily due to the effects of the catastrophes in the third quarter of 2005. Lines of business that were not directly affected by the 2005 major catastrophes also improved primarily due to lower accident year loss ratios for the 2006 accident year compared to the loss ratios recorded in the third quarter of 2005 for accident year 2005. The improvement in accident year loss ratios for the third quarter of 2006 was partially offset by an increase of $21 million in the estimated ultimate losses related to prior year hurricanes compared to the same period of 2005 which included an increase of $39 million in losses related to prior year hurricanes. Reserve development on non-catastrophic prior year losses increased incurred losses by $40 million for the third quarter of 2006 compared to an increase of $190 million for the same period of 2005.
DBG’s expense ratio increased in the third quarter of 2006 to 23.1 compared to 18.8 in the same period of 2005. Net acquisition expenses as a percent of net premiums written increased by 0.5 in the third quarter of 2006 compared to the same period in 2005 due to an increase in premium assessments, partially offset by ceding commissions on quota share reinsurance programs added in 2006 to manage the level of property exposures retained by DBG. Other operating expense as a percent of net premiums written increased by 3.9 points primarily due to an increase in bad debt expense, due largely to a charge of $225 million relating to reconciliation remediation activities. Adjustments from AIG’s ongoing remediation activities described above also resulted in increases of $155 million and $191 million to earned premiums and net investment income, respectively, for a net increase in operating income of $121 million in the third quarter of 2006. Incurred losses did not change as a result of the above increase to earned premiums because the adjustment was isolated to the reconciliation of unearned premium balances.
The combined effect of the out of period and other adjustments in the third quarter of 2006 was a decrease in the DBG loss ratio of 1.7 points and an increase in the expense ratio of 3.7 points.
Year-to-date DBG Results
Operating income increased to $4.45 billion in the first nine months of 2006 compared to $1.24 billion in the same period in 2005, an improvement of $3.21 billion.
The improvement is also reflected in the combined ratio, which declined to 88.7 in the first nine months of 2006 compared to 104.2 in the same period in 2005. The first nine months of 2005 included $1.37 billion of losses and net reinstatement premiums for major catastrophes, which increased the 2005 combined ratio by 8.1 points.
DBG’s net premiums written increased 8 percent in the first nine months of 2006 compared to the same period of 2005 due to property rate increases as well as increases in submission activity in the aftermath of the 2005 hurricanes. Net premiums written for the first nine months of 2005 were reduced by $122 million due to reinstatement premiums related to catastrophes; net premiums written for the first nine months of 2006 were increased by $47 million due to the reversal of a reinsurance contract previously accounted for as reinsurance and now accounted for as a deposit, the overall effect of which was largely offset in losses and underwriting expenses. The combined effect of these two items contributed approximately 1 percentage point to the increase in net premiums written.
The loss ratio for the first nine months of 2006 declined to 69.0 compared to 85.7 for the same period in 2005, primarily due to the effects of the catastrophes in the first nine months of 2005. Lines of business that were not directly affected by the 2005 major catastrophes also improved, primarily due to lower accident year loss ratios for the 2006 accident year compared to the loss ratios recorded in the third quarter of 2005 for accident year 2005. In addition, year-to-date 2006 operating income included a $4 million reduction in the estimated ultimate losses related to prior year hurricanes compared to the same period of 2005, which included $157 million of increased losses related to prior year hurricanes. Favorable reserve development on non-catastrophic prior year losses totaled $25 million for the first nine months of 2006 compared to adverse development of $410 million for the same period of 2005. The 2006 development relates primarily to classes of business which did not require reserve strengthening in connection with AIG’s year-end 2005 reserve study.
DBG’s expense ratio increased to 19.8 percent in the first nine months of 2006 compared to 18.4 percent for the same pe-

American International Group, Inc. and Subsidiaries
riod in 2005. Net acquisition expenses as a percent of net premiums written declined 0.5 points in the first nine months of 2006 compared to the same period in 2005 despite the increase in premium assessments in the third quarter of 2006, reflecting an increase in lines of business such as property that have a lower commission rate, a modest decrease in overall commission rates and the new quota share reinsurance programs added in 2006 to manage the level of property exposures retained by DBG. Other operating expenses as a percent of net premiums written increased 1.3 points primarily due to an increase in bad debt expense, due largely to a charge of $225 million relating to reconciliation remediation activities.
Quarterly Transatlantic Results
Transatlantic’s net premiums written and net premiums earned in the third quarter of 2006 increased by 4 percent and 6 percent, respectively, when compared to the same period in 2005 primarily due to increases in domestic other liability, medical malpractice and accident and health net premiums written. These increases were partially offset by decreases in domestic property, principally homeowners, and international medical malpractice premiums. Third quarter 2006 operating income increased due largely to lower catastrophe losses and net ceded reinstatement premiums and increased net investment income.
Year-to-date Transatlantic Results
Transatlantic’s net premiums written and net premiums earned increased in the first nine months of 2006 by 4 percent and 5 percent, respectively, compared to the same period of 2005 due primarily to increases in domestic other liability, medical malpractice and accident and health net premiums written. These increases were offset, in part, by decreases in international premiums with the most significant decreases in the auto liability and property lines. Operating income increased in the first nine months of 2006 compared to the same period of 2005 due to lower catastrophe losses and net ceded reinstatement premiums, and increased net investment income.
Quarterly Personal Lines Results
Personal Lines net premiums written and net premiums earned decreased slightly in the third quarter of 2006 compared to the same period in 2005, as growth in the Private Client Group was offset by the run-off of the involuntary auto business and declines in the AIG Direct, Agency Auto and 21st Century divisions. Growth in the Private Client Group spans multiple products, with continued penetration into the high net worth market and strong brand and innovative loss prevention programs. The soft auto market, with flat to declining rates, is adversely affecting growth in the direct business of AIG Direct and 21st Century. 21st Century is experiencing solid performance outside of California, however, it is not outpacing the decline in California. Agency Auto growth is down due to pricing and underwriting pressure in certain markets. Operating income in the third quarter of 2006 increased from the same period in 2005 driven by an improved loss ratio. Operating income in 2005 included $62 million of hurricane Katrina losses and related reinstatement premiums whereas operating income in 2006 is benefiting from favorable development of prior period reserves.
Year-to-date Personal Lines Results
Personal Lines net premiums written decreased slightly in the first nine months of 2006 compared to the same period in 2005, with growth in the Private Client Group and Agency Auto divisions being offset by the run-off of the involuntary auto business and small declines in the AIG Direct and 21st Century divisions. Operating income increased for the first nine months of 2006 compared to the same period of 2005, driven primarily by a lower loss ratio. Operating income in 2005 included $62 million of hurricane Katrina losses and related reinstatement premiums whereas operating income in 2006 is benefiting from an absence of catastrophes and favorable prior year reserve development. The expense ratio has increased in 2006, compared to the year ago period, primarily due to investments in people and technology, national expansion efforts and lower response rates.
Quarterly UGC Results
Mortgage Guaranty net premiums written were up 56 percent for the third quarter of 2006 compared to the same period in 2005. All business segments contributed to the increase. Operating income for the three months ended September 30, 2005 was negatively affected by $29 million of ceded premiums for the domestic first lien business. Incurred losses were up compared to the third quarter of 2005 due to aging of the first lien portfolio and a slowing domestic housing market. Additionally, early loss development of alternative risk products and growth in insurance in–force in 2006 drove the increases in domestic second lien losses. Operating income for the third quarter of 2006 was up 18 percent compared to the prior period, with improvements in all business units.
Year-to-date UGC Results
Mortgage Guaranty net premiums written were up 36 percent for the first nine months of 2006 compared to the same period in 2005. All business units contributed to the increase. Operating income for the first nine months of 2005 was negatively affected by $29 million of ceded premiums for domestic first lien business. Incurred losses increased from the same period in 2005, due to aging of the first lien portfolio, a slowing domestic housing market, early loss development of alternative risk second lien product and growth in the domestic second lien insurance in–force. Operating income for the first nine months of 2006 increased by 6 percent over the prior year period.

American International Group, Inc. and Subsidiaries
Quarterly Foreign General Insurance Results
Foreign General Insurance net premiums written increased 10 percent (9 percent in original currency) in the third quarter of 2006 when compared to the same period in 2005. This increase is due to growth in both the commercial and consumer lines driven by new business, new distribution channels, including the acquisition of Central Insurance Co., Ltd. in Taiwan, and higher premiums for the Ascot Lloyd’s syndicate. Lower reinstatement premium costs, which in 2005 were unusually high due to hurricanes Katrina and Rita, contributed two percent to the increase in net premiums written. The personal accident business net premiums written increased in the third quarter of 2006 from a year ago, but an increase in loss frequency negatively affected operating income. The commercial lines net premiums written in Europe, the Far East and the United Kingdom increased from a year ago due to new business with a resulting increase in operating income compared to the third quarter of 2005. Operating income from energy lines, primarily in the United Kingdom, and the Ascot Lloyd’s syndicate both increased compared to the third quarter of 2005 due to increased net premiums written in 2006 and losses incurred in the third quarter of 2005 relating to catastrophe events.
The combined ratio for Foreign General Insurance for the third quarter of 2006 was 83.7, an improvement of 8.5 points from 92.2 in the comparable period of 2005. The Foreign General Insurance loss ratio decreased 11.4 points in the third quarter of 2006 compared to the same period of 2005. The results of 2006 benefited from lower current accident year losses and favorable loss development from prior accident years, excluding catastrophes, of $105 million, offset by $21 million of adverse loss development on the 2005 hurricanes and by $22 million of losses related to a typhoon in Japan during the third quarter of 2006. The results for 2005 included several catastrophic events, principally hurricanes Katrina and Rita. The Foreign General Insurance expense ratio increased 2.9 points in the third quarter of 2006 from the same period in 2005, principally due to higher commission costs, the increased significance of consumer lines of business, which have higher acquisition costs, accelerated amortization of advertising costs and premium reductions of $56 million relating to reconciliation remediation activities. Due to the current mix of business, AIG expects commission costs to continue to increase over the next quarter, principally for classes of business with historically lower than average loss ratios.
Year-to-date Foreign General Insurance Results
Foreign General Insurance net premiums written increased 9 percent (12 percent in original currency) in the first nine months of 2006 compared to the same period in 2005, reflecting growth in both the commercial and consumer lines. The personal accident business in the Far East region, the commercial lines business in both Europe and the United Kingdom, and the Ascot Lloyd’s syndicate all contributed to the growth in net premiums written. Operating income showed corresponding increases over the prior year, which included significant losses related to hurricanes Katrina and Rita.
     The combined ratio for Foreign General Insurance for the first nine months of 2006 was 82.4, an improvement of 2.8 points from 2005. The Foreign General Insurance loss ratio decreased 5.3 points in the first nine months of 2006 from the same period of 2005 due to lower current accident year losses, favorable loss development from prior accident years and fewer catastrophes. The Foreign General Insurance expense ratio increased 2.5 points in the first nine months of 2006 from the same period in 2005 principally due to higher commission costs, the increased significance of consumer lines of business, which have higher acquisition costs and accelerated amortization of advertising costs.
Quarterly General Insurance Net Investment Income
General Insurance net investment income increased by $383 million in the third quarter of 2006, when compared to the same period of 2005 due to strong cash flows, including the effect of capital contributions from the parent, higher partnership income for DBG and the out of period adjustments relating to unit investment trust and partnership investments. Foreign General net investment income for the third quarter increased compared to the same period in 2005 due to strong cash flows, resulting from higher premium collections and reinsurance loss recoveries, as well as higher interest rates.
Year-to-date General Insurance Net Investment Income
General Insurance net investment income increased by $1.04 billion in the first nine months of 2006, when compared to the same period of 2005. The increase for the nine month period is principally due to the effects of out of period adjustments of $524 million related to the accounting for certain interests in unit investment trusts, $121 million of out of period adjustments for partnership income and a second quarter 2006 $85 million out of period adjustment related to interest earned on a DBG deposit contract. Foreign General Insurance net investment income increased in the nine-month period ended September 30, 2006 compared to the same period of 2005 due to the effects of the out of period adjustments, offset by a decline in partnership income. Foreign General partnership income in the first nine months of 2005 benefited from increases in market valuations due to increased initial public offering activity.
     Realized capital gains and losses resulted from the ongoing investment management of the General Insurance portfolios within the overall objectives of the General Insurance operations. See the discussion on “Valuation of Invested Assets” herein.

American International Group, Inc. and Subsidiaries
Reinsurance
AIG is a major purchaser of reinsurance for its General Insurance operations. AIG insures risks globally, and its reinsurance programs must be coordinated in order to provide AIG the level of reinsurance protection that AIG desires. Reinsurance is an important risk management tool to manage transaction and insurance line risk retention at prudent levels set by management. AIG also purchases reinsurance to mitigate its catastrophic exposure. AIG is cognizant of the need to exercise good judgment in the selection and approval of both domestic and foreign companies participating in its reinsurance programs because one or more catastrophe losses could negatively affect AIG’s reinsurers and result in an inability of AIG to collect reinsurance recoverables. AIG’s reinsurance department evaluates catastrophic events and assesses the probability of occurrence and magnitude of catastrophic events through the use of state-of-the-art industry recognized program models, among other techniques. AIG supplements these models through continually monitoring the risk exposure of AIG’s worldwide General Insurance operations and adjusting such models accordingly. For a further discussion of catastrophe exposures, see “Managing Risk – Catastrophe Exposures.” Although reinsurance arrangements do not relieve AIG from its direct obligations to its insureds, an efficient and effective reinsurance program substantially limits AIG’s exposure to potentially significant losses. With respect to its property business, AIG has either renewed existing reinsurance coverage or purchased new coverage that, in the opinion of management, is adequate to limit AIG’s exposures. AIG continually evaluates the reinsurance markets and the relative attractiveness of various arrangements for coverage, including structures such as catastrophe bonds, insurance risk securitizations and “sidecar” and similar vehicles. Effective July 15, 2006, AIG’s Lexington Insurance Company (Lexington) and Concord Re Limited (Concord Re), a “sidecar” reinsurer that was established exclusively to reinsure Lexington, entered into a quota share reinsurance agreement covering the U.S. commercial property insurance business written by Lexington. Concord Re was capitalized with approximately $730 million through the issuance of equity securities and loans from third party investors. AIG and its subsidiaries invest in a wide variety of investment vehicles managed by third parties where AIG has no control over investment decisions. Accordingly, there can be no assurance that such vehicles do not, or will not, hold securities of Concord Re.
     AIG’s consolidated general reinsurance assets amounted to $22.99 billion at September 30, 2006 and resulted from AIG’s reinsurance arrangements. Thus, a credit exposure existed at September 30, 2006 with respect to reinsurance recoverable to the extent that any reinsurer may not be able to reimburse AIG under the terms of these reinsurance arrangements. AIG manages its credit risk in its reinsurance relationships by transacting with reinsurers that it considers financially sound, and when necessary AIG holds substantial collateral in the form of funds, securities and/or irrevocable letters of credit. This collateral can be drawn on for amounts that remain unpaid beyond specified time periods on an individual reinsurer basis. At December 31, 2005, approximately 48 percent of the general reinsurance assets were from unauthorized reinsurers. Many of these balances were collateralized, permitting statutory recognition. Additionally, with the approval of its domiciliary insurance regulators, AIG posted approximately $1.5 billion of letters of credit issued by several commercial banks in favor of certain Domestic General Insurance companies to permit those companies statutory recognition of balances otherwise uncollateralized at December 31, 2005. The remaining 52 percent of the general reinsurance assets were from authorized reinsurers. The terms authorized and unauthorized pertain to regulatory categories, not creditworthiness. At December 31, 2005, approximately 88 percent of the balances with respect to authorized reinsurers are from reinsurers rated A (excellent) or better, as rated by A.M. Best, or A (strong) or better, as rated by Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. (S&P). These ratings are measures of financial strength. Through September 30, 2006, there has been no significant deterioration in the rating profile of AIG’s reinsurers representing more than five percent of AIG’s reinsurance assets as of December 31, 2005.
     AIG maintains an allowance for estimated unrecoverable reinsurance. Although AIG has been largely successful in its previous recovery efforts, at September 30, 2006, AIG had an allowance for unrecoverable reinsurance approximating $447 million. The allowance was reduced substantially during 2006, as uncollectible amounts due from individual reinsurers were charged off against the allowance, primarily due to the balance sheet reconciliation remediation process; in addition, a portion of the allowance was reclassified to align it with the related receivable. The reduction for charge offs was partially offset by additional provisions totaling $92 million during the nine months ended September 30, 2006. At September 30, 2006, AIG had no significant reinsurance recoverables due from any individual reinsurer that was financially troubled (e.g., liquidated, insolvent, in receivership or otherwise subject to formal or informal regulatory restriction).
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

American International Group, Inc. and Subsidiaries
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
     AIG enters into intercompany reinsurance transactions, primarily through American International Reinsurance Company, Ltd. (AIRCO), for its General Insurance and Life Insurance operations. AIG enters into these transactions as a sound and prudent business practice in order to maintain underwriting control and spread insurance risk among AIG’s various legal entities. All material intercompany transactions have been eliminated in consolidation. AIG generally obtains letters of credit in order to obtain statutory recognition of these intercompany reinsurance transactions. At September 30, 2006, approximately $3.7 billion of letters of credit were outstanding to cover intercompany reinsurance transactions with AIRCO or other General Insurance subsidiaries.
     At September 30, 2006, consolidated general reinsurance assets of $22.99 billion include reinsurance recoverables for paid losses and loss expenses of $1.58 billion and $18.35 billion with respect to the ceded reserve for losses and loss expenses, including ceded losses incurred but not reported (IBNR) (ceded reserves) and $3.07 billion of ceded reserve for unearned premiums. The ceded reserve for losses and loss expenses represent the accumulation of estimates of ultimate ceded losses including provisions for ceded IBNR and loss expenses. The methods used to determine such estimates and to establish the resulting ceded reserves involve significant judgment in projecting the frequency and severity of losses over multiple years and are continually reviewed and updated by management. Any adjustments thereto are reflected in income currently. It is AIG’s belief that the ceded reserves for losses and loss expenses at September 30, 2006 were representative of the ultimate losses recoverable. In the future, as the ceded reserves continue to develop to ultimate amounts, the ultimate loss recoverable may be greater or less than the reserves currently ceded.
Reserve for Losses and Loss Expenses
The table below classifies as of September 30, 2006 and December 31, 2005 the components of the General Insurance gross reserve for losses and loss expenses (loss reserves) by major lines of business on a statutory Annual Statement basis*:

(in millions)	September 30, 2006	December 31, 2005

Other liability occurrence	$18,879	$18,116
Other liability claims made	12,768	12,447
Workers compensation	12,751	11,630
Property	6,634	7,217
Auto liability	6,351	6,569
International	5,376	4,939
Reinsurance	3,419	2,886
Medical malpractice	2,200	2,363
Products liability	1,988	1,937
Accident and health	1,727	1,678
Aircraft	1,642	1,844
Commercial multiple peril	1,449	1,359
Fidelity/ surety	1,015	1,072
Other	3,664	3,112

Total	$79,863	$77,169

*	Presented by lines of business pursuant to statutory reporting requirements as prescribed by the National Association of Insurance Commissioners.
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
     At September 30, 2006, General Insurance net loss reserves increased $4.04 billion from the prior year end to $61.51 billion. The net loss reserves represent loss reserves reduced by reinsurance recoverables, net of an allowance for unrecoverable reinsurance and applicable discount for future investment income. The table below classifies the components of the General Insurance net loss reserves by business unit as of September 30, 2006 and December 31, 2005.

(in millions)	September 30, 2006	December 31, 2005

DBG(a)	$43,383	$40,782
Transatlantic	6,118	5,690
Personal Lines(b)	2,486	2,578
Mortgage Guaranty	390	340
Foreign General(c)	9,136	8,086

Total Net Loss Reserve	$61,513	$57,476

(a)	At September 30, 2006 and December 31, 2005, DBG loss reserves include approximately $3.50 billion and $3.77 billion, respectively, ($3.87 billion and $4.26 billion, respectively, before discount) related to

American International Group, Inc. and Subsidiaries

business written by DBG but ceded to AIRCO and reported in AIRCO’s statutory filings. DBG loss reserves also include approximately $532 million and $407 million related to business included in AIUO’s statutory filings at September 30, 2006 and December 31, 2005, respectively.
(b)	At September 30, 2006 and December 31, 2005, Personal Lines loss reserves include $876 million and $878 million, respectively, related to business ceded to DBG and reported in DBG’s statutory filings.
(c)	At September 30, 2006 and December 31, 2005, Foreign General loss reserves include approximately $2.70 billion and $2.15 billion, respectively, related to business reported in DBG’s statutory filings.
     The DBG net loss reserve of $43.38 billion is comprised principally of the business of AIG subsidiaries participating in the American Home/National Union pool (11 companies) and the surplus lines pool (Lexington, Starr Excess Liability Insurance Company and Landmark Insurance Company).
     Beginning in 1998, DBG ceded a quota share percentage of its other liability occurrence and products liability occurrence business to AIRCO. The quota share percentage ceded was 40 percent in 1998, 65 percent in 1999, 75 percent in 2000 and 2001, 50 percent in 2002 and 2003, 40 percent in 2004, 35 percent in 2005 and 20 percent in 2006 and covered all business written in these years for these lines by participants in the American Home/National Union pool. In 1998 the cession reflected only the other liability occurrence business, but in 1999 and subsequent years included products liability occurrence. AIRCO’s loss reserves relating to these quota share cessions from DBG are recorded on a discounted basis. As of September 30, 2006, AIRCO carried a discount of approximately $370 million applicable to the $3.87 billion in undiscounted reserves it assumed from the American Home/National Union pool via this quota share cession. AIRCO also carries approximately $478 million in net loss reserves relating to Foreign General insurance business. These reserves are carried on an undiscounted basis.
     Beginning in 1997, the Personal Lines division ceded a percentage of all business written by the companies participating in the personal lines pool to the American Home/National Union pool. As noted above, the total reserves carried by participants in the American Home/National Union pool relating to this cession amounted to $876 million as of September 30, 2006.
     The companies participating in the American Home/National Union pool have maintained a participation in the business written by AIU for decades. As of September 30, 2006, these AIU reserves carried by participants in the American Home/National Union pool amounted to approximately $2.70 billion. The remaining Foreign General reserves are carried by AIUO, AIRCO, and other smaller AIG subsidiaries domiciled outside the United States. Statutory filings in the U.S. by AIG companies reflect all the business written by U.S. domiciled entities only, and therefore exclude business written by AIUO, AIRCO, and all other internationally domiciled subsidiaries. The total reserves carried at September 30, 2006 by AIUO and AIRCO were approximately $4.35 billion and $3.98 billion, respectively. AIRCO’s $3.98 billion in total general insurance reserves consist of approximately $3.50 billion from business assumed from the American Home/ National Union pool and an additional $478 million relating to Foreign General Insurance business.
Discounting of Reserves
At September 30, 2006, AIG’s overall General Insurance net loss reserves reflects a loss reserve discount of $2.11 billion, including tabular and non-tabular calculations. The tabular workers compensation discount is calculated using a 3.5 percent interest rate and the 1979-81 Decennial Mortality Table. The non-tabular workers compensation discount is calculated separately for companies domiciled in New York and Pennsylvania, and follows the statutory regulations for each state. For New York companies, the discount is based on a five percent interest rate and the companies’ own payout patterns. For Pennsylvania companies, the statute has specified discount factors for accident years 2001 and prior, which are based on a six percent interest rate and an industry payout pattern. For accident years 2002 and subsequent, the discount is based on the yield of U.S. Treasury securities ranging from one to twenty years and the company’s own payout pattern, with the future expected payment for each year using the interest rate associated with the corresponding Treasury security yield for that time period. The discount is comprised of the following: $512 million – tabular discount for workers compensation in DBG; $1.23 billion – non-tabular discount for workers compensation in DBG; and, $370 million – non-tabular discount for other liability occurrence and products liability occurrence in AIRCO. The total undiscounted workers compensation loss reserve carried by DBG is approximately $10.6 billion as of September 30, 2006. The other liability occurrence and products liability occurrence business in AIRCO that is assumed from DBG is discounted based on the yield of U.S. Treasury securities ranging from one to twenty years and the DBG payout pattern for this business. The undiscounted reserves assumed by AIRCO from DBG totaled approximately $3.87 billion at September 30, 2006.
Quarterly Reserving Process
It is management’s belief that the General Insurance net loss reserves are adequate to cover General Insurance net losses and loss expenses as of September 30, 2006. While AIG regularly reviews the adequacy of established loss reserves, there can be no assurance that AIG’s ultimate loss reserves will not develop adversely and materially exceed AIG’s loss reserves as of September 30, 2006. In the opinion of management, such adverse development and resulting increase in reserves is not likely to have a material adverse effect on AIG’s consolidated financial position, although it could have a material adverse effect on AIG’s consolidated results of operations for an individual reporting period.

American International Group, Inc. and Subsidiaries
The table below presents the reconciliation of General Insurance net loss reserves for the three and nine-month periods ended September 30, 2006 and 2005 as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

(in millions)	2006	2005	2006	2005

Net reserve for losses and loss expenses at beginning of period	$60,214	$50,564	$57,476	$47,254
Foreign exchange effect	34	(33)	521	(354)
Acquisition(a)	55	—	55	—

Losses and loss expenses incurred:
Current year	6,957	8,626	20,710	22,697
Prior years, other than accretion of discount(b)	(41)	244	(255)	374
Prior years, accretion of discount	101	97	303	291

Losses and loss expenses incurred	7,017	8,967	20,758	23,362

Losses and loss expenses paid	5,807	5,439	17,297	16,203

Net reserve for losses and loss expenses at end of period	$61,513	$54,059	$61,513	$54,059

(a)	Reflects the opening balance with respect to the acquisition of the Central Insurance Co., Ltd. in the third quarter of 2006.
(b)	Includes $24 million and $30 million in the three-month periods ended September 30, 2006 and 2005, respectively, for the general reinsurance operations of Transatlantic and $43 million and $39 million, respectively, of additional losses incurred resulting from 2005 and 2004 catastrophes. Includes $89 million and $120 million in the nine-month periods ended September 30, 2006 and 2005, respectively, for the general reinsurance operations of Transatlantic and $80 million and $157 million, respectively, of additional losses incurred resulting from 2005 and 2004 catastrophes. Transatlantic included $4 million and $24 million of prior years adverse catastrophe development in the three and nine months ended September 30, 2006, respectively.
     The loss ratios recorded by AIG for the first nine months of 2006 take into account the results of the comprehensive reserve reviews that were completed in the fourth quarter of 2005. As explained more fully in the 2005 Annual Report on Form 10-K/A, AIG’s year-end 2005 reserve review reflected careful consideration of the reserve analyses prepared by AIG’s internal actuarial staff with the assistance of third party actuaries. In determining the appropriate loss ratios for accident year 2006 for each class of business, AIG gave appropriate consideration to the loss ratios resulting from the reserve analyses as well as all other relevant information including rate changes, expected changes in loss costs, changes in coverage, reinsurance or mix of business, and other factors that may affect the loss ratios.
     In the first nine months of 2006, AIG enhanced its process of determining the quarterly loss development from prior accident years. In the first quarter of 2006, AIG began conducting additional analyses to determine the change in estimated ultimate loss for each accident year for each profit center. For example, if loss emergence for a profit center is different than expected for certain accident years in the quarter, the actuaries now take additional steps to examine the indicated effect such emergence would have on the reserves of that profit center. In some cases, the higher or lower than expected emergence may result in no clear change in the ultimate loss estimate for the accident years in question, and no adjustment would be made to the profit center’s reserves for prior accident years. In other cases, the higher or lower than expected emergence may result in a larger change, either favorable or unfavorable, than the difference between the actual and expected loss emergence. Such additional analyses were conducted for each profit center, as appropriate, in the first, second and third quarters of 2006 to determine the loss development from prior accident years for the first, second and third quarters of 2006. As part of its quarterly reserving process, AIG also considers notices of claims received with respect to emerging issues, such as those related to stock option backdating.
     In the third quarter of 2006, net loss development from prior accident years was favorable by approximately $41 million, including approximately $43 million of adverse development pertaining to the major hurricanes in 2005 and 2004 and $24 million of adverse development pertaining to the general reinsurance operations of Transatlantic. Excluding catastrophes and Transatlantic, as well as accretion of discount of approximately $101 million, net loss development from prior accident years in the third quarter of 2006 was favorable by approximately $108 million. This overall favorable development of $108 million consisted of approximately $490 million of favorable development from accident years 2003 through 2005, partially offset by approximately $380 million of adverse development from accident years 2002 and prior. The $490 million of favorable development from accident years 2003 through 2005 included approximately $310 million from accident year 2005, $160 million from accident year 2004, and $20 million from accident year 2003. The adverse development from accident years 2002 and prior included approximately $130 million from accident year 1999, primarily due to two significant claims, with the balance spread across many accident years. Foreign General prior accident year reserves, excluding catastrophes, developed favorably by approximately $105 million in the quarter. DBG prior accident year reserves, excluding catastrophes, developed adversely by approximately $40 million. The overall development also included approximately $22 million of favorable development from Personal Lines and approximately $21 million of favorable development from UGC. The

American International Group, Inc. and Subsidiaries
favorable developments experienced in Foreign General included both short tail as well as longer tail classes of business.
     In the first nine months of 2006, net loss development from prior accident years was favorable by approximately $255 million, including approximately $80 million of adverse development pertaining to the major hurricanes in 2004 and 2005 and $89 million of adverse development from the general reinsurance operations of Transatlantic. Excluding catastrophes and Transatlantic, as well as accretion of discount of approximately $303 million, net loss development from prior accident years in the first nine months of 2006 was favorable by approximately $424 million. This overall favorable development of $424 million consisted of approximately $1.23 billion of favorable development from accident years 2003 through 2005, partially offset by approximately $805 million of adverse development from accident years 2002 and prior. The $1.23 billion of favorable development from accident years 2003 through 2005 included approximately $550 million from accident year 2005, $450 million from accident year 2004, and $230 million from accident year 2003. The adverse developments from accident years 2002 and prior were widely spread among many accident years. The overall favorable development of $424 million included approximately $235 million from Foreign General, $80 million from Personal Lines, $85 million from UGC, and $25 million from DBG. For both the third quarter and the first nine months of 2006, most classes of business throughout AIG continued to experience favorable development for accident years 2003 through 2005. The adverse development from accident years 2002 and prior reflected developments from excess casualty, workers compensation, excess workers compensation, and post-1986 environmental liability classes of business, all within DBG.
     As a result of the continued favorable experience for accident years 2003 through 2005, the expected loss ratios for accident year 2006 were improved for a number of casualty classes of business in the third quarter of 2006. For those classes of business where the expected loss ratio for accident year 2006 was adjusted in the third quarter, the revised loss ratio was generally applied to the cumulative 2006 net earned premium for the class. The overall effect on the third quarter results was approximately a $100 million improvement. This amount represents the application of the revised expected loss ratios to the net premiums earned reported for the first six months of 2006.
     In the third quarter of 2005, net loss development from prior accident years was adverse by approximately $244 million, including approximately $39 million of adverse development pertaining to the major hurricanes from accident year 2004 and approximately $30 million of adverse development pertaining to the general reinsurance operations of Transatlantic. Excluding catastrophes and Transatlantic, as well as accretion of discount of approximately $97 million, net loss development from prior accident years in the third quarter of 2005 was adverse by approximately $175 million. In the third quarter of 2005, most classes of business experienced favorable development for accident years 2003 and 2004 and adverse development for accident years 2001 and prior. The overall development of $175 million consisted of approximately $350 million of adverse development from accident years 2001 and prior, partially offset by approximately $170 million of favorable development from accident year 2004 and $30 million of favorable development from accident year 2003. Accident year 2002 experienced adverse development for D&O and excess casualty, with an overall adverse development of approximately $20 million in the quarter. For all accident years combined, the D&O and excess casualty classes accounted for the vast majority of the $175 million overall adverse development in the quarter. The $175 million of overall adverse development, excluding catastrophes, was comprised of approximately $190 million of adverse development from DBG, $15 million of adverse development from Foreign General, and $15 million of favorable development from each of the Personal Lines and UGC segments.
     In the first nine months of 2005, net loss development from prior accident years was adverse by approximately $375 million, including approximately $157 million of adverse development from the major hurricanes from accident year 2004 and approximately $120 million of adverse development from the general reinsurance operations of Transatlantic. Excluding catastrophes and Transatlantic, as well as accretion of discount of approximately $291 million, net loss development from prior accident years in the first nine months of 2005 was adverse by approximately $98 million. The overall development of $98 million consisted of approximately $1.13 billion of adverse development from accident years 2002 and prior, offset by approximately $740 million of favorable development from accident year 2004 and approximately $290 million of favorable development from accident year 2003. Most classes of business produced favorable development for accident years 2003 and 2004, and adverse development for accident years 2001 and prior. The majority of the adverse development from accident year 2002 and prior was attributable to the D&O and excess casualty classes of business. Accident year 2002 experienced favorable development for many classes of business. However, in total, accident year 2002 experienced approximately $50 million of adverse development primarily attributable to approximately $125 million of adverse development from the D&O class. The overall adverse development of $98 million for all prior accident years, excluding catastrophes, was comprised of approximately $410 million of adverse development from DBG, $190 million of favorable development from Foreign General, $60 million of favorable development from Personal Lines, and $62 million of favorable development from UGC.

American International Group, Inc. and Subsidiaries
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
         As described more fully in the 2005 Annual Report on Form 10-K/A, AIG’s reserves relating to asbestos and environmental claims reflect the results of the comprehensive ground up analysis which was completed in the fourth quarter of 2005. AIG is in the process of updating its ground up analysis and expects to continue to do so on an annual basis. In the first nine months of 2006, AIG maintained the ultimate loss estimates for asbestos and environmental claims resulting from the recently completed reserve analyses. A minor amount of incurred loss emergence pertaining to asbestos was reflected in the first nine months of 2006, as depicted in the table that follows. This minor development is primarily attributable to the general reinsurance operations of Transatlantic.
A summary of reserve activity, including estimates for applicable IBNR, relating to asbestos and environmental claims separately and combined for the nine months ended September 30, 2006 and 2005 follows:

	2006		2005

(in millions)	Gross	Net	Gross	Net

Asbestos:
Reserve for losses and loss expenses at beginning of year	$4,441	$1,840	$2,559	$1,060
Losses and loss expenses incurred*	2	7	120	33
Losses and loss expenses paid*	(404)	(151)	(239)	(91)

Reserve for losses and loss expenses at end of period	$4,039	$1,696	$2,440	$1,002

Environmental:
Reserve for losses and loss expenses at beginning of year	$926	$410	$974	$451
Losses and loss expenses incurred*	(3)	—	(9)	(2)
Losses and loss expenses paid*	(80)	(43)	(81)	(52)

Reserve for losses and loss expenses at end of period	$843	$367	$884	$397

Combined:
Reserve for losses and loss expenses at beginning of year	$5,367	$2,250	$3,533	$1,511
Losses and loss expenses incurred*	(1)	7	111	31
Losses and loss expenses paid*	(484)	(194)	(320)	(143)

Reserve for losses and loss expenses at end of period	$4,882	$2,063	$3,324	$1,399

*	All amounts pertain to policies underwritten in prior years.
     As indicated in the table above, asbestos loss payments increased significantly in the first nine months of 2006 compared to the same period in the prior years, primarily as a result of payments pertaining to settlements that had been negotiated in earlier periods. There was negligible development of asbestos and environmental reserves in the first nine months of 2006.
The gross and net IBNR included in the reserve for losses and loss expenses, relating to asbestos and environmental claims separately and combined, at September 30, 2006 and 2005 were estimated as follows:

	2006		2005

(in millions)	Gross	Net	Gross	Net

Asbestos	$2,863	$1,312	$1,550	$684
Environmental	567	242	558	253

Combined	$3,430	$1,554	$2,108	$937

American International Group, Inc. and Subsidiaries
A summary of asbestos and environmental claims count activity for the nine months ended September 30, 2006 and 2005 was as follows:

	2006			2005

	Asbestos	Environmental	Combined	Asbestos	Environmental	Combined

Claims at beginning of year	7,293	9,873	17,166	7,575	8,216	15,791
Claims during year:
Opened	538	1,032	1,570	646	4,583	5,229
Settled	(126)	(120)	(246)	(49)	(178)	(227)
Dismissed or otherwise resolved	(678)	(1,295)	(1,973)	(831)	(2,934)	(3,765)

Claims at end of period	7,027	9,490	16,517	7,341	9,687	17,028

     The table below presents AIG’s survival ratios for asbestos and environmental claims at September 30, 2006 and 2005. The survival ratio is derived by dividing the current carried loss reserve by the average payments for the three most recent calendar years for these claims. Therefore, the survival ratio is a simplistic measure estimating the number of years it would be before the current ending loss reserves for these claims would be paid off using recent year average payments. The 2006 survival ratio is lower than the ratio at December 31, 2005 because the more recent periods included in the rolling average reflect higher claims payments. Many factors, such as aggressive settlement procedures, mix of business and level of coverage provided, have a significant effect on the amount of asbestos and environmental reserves and payments and the resultant survival ratio. Thus, caution should be exercised in attempting to determine reserve adequacy for these claims based simply on this survival ratio.
AIG’s survival ratios for asbestos and environmental claims, separately and combined, were based upon a three-year average payment. These ratios at September 30, 2006 and 2005 were as follows:

(number of years)	Gross	Net

2006
Survival ratios:
Asbestos	11.9	13.6
Environmental	6.5	5.3
Combined	10.4	10.7

2005
Survival ratios:
Asbestos	9.0	11.0
Environmental	6.5	6.0
Combined	8.1	8.9

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
     Domestically, AIG’s Life Insurance & Retirement Services operations offer a broad range of protection products, such as life insurance, group life and health products, including disability income products and payout annuities, which include single premium immediate annuities, structured settlements and terminal funding annuities. Home service operations include an array of life insurance, accident and health and annuity products sold primarily through career agents. In addition, home service includes a small block of run-off property and casualty coverage. Retirement services include group retirement products, individual fixed and variable annuities sold through banks, broker dealers and exclusive sales representatives, and annuity runoff operations, which include previously-acquired “closed blocks” and other fixed and variable annuities largely sold through distribution relationships that have been discontinued.
     Overseas, AIG’s Life Insurance & Retirement Services operations include insurance and investment-oriented products such as whole and term life, investment linked, universal life and endowments, personal accident and health products, group products including pension, life and health, and fixed and variable annuities.

American International Group, Inc. and Subsidiaries
Life Insurance & Retirement Services operations presented on a sub-product basis for the three and nine-month periods ended September 30, 2006 and 2005 were as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

(in millions)	2006	2005	2006	2005

GAAP premiums:
Domestic Life:
Life insurance(a)	$546	$506	$1,619	$1,506
Home service	196	201	593	606
Group life/health	256	272	743	805
Payout annuities(b)	414	375	1,261	1,118

Total	1,412	1,354	4,216	4,035

Domestic Retirement Services:
Group retirement products	94	91	284	261
Individual fixed annuities	32	25	96	72
Individual variable annuities	132	119	390	345
Individual fixed annuities-runoff(c)	16	17	50	58

Total	274	252	820	736

Total Domestic	1,686	1,606	5,036	4,771

Foreign Life:
Life insurance	3,834	3,671	11,851	11,664
Personal accident & health	1,398	1,258	4,084	3,746
Group products	588	469	1,668	1,447

Total	5,820	5,398	17,603	16,857

Foreign Retirement Services:
Individual fixed annuities	85	80	274	256
Individual variable annuities	48	25	123	69

Total	133	105	397	325

Total Foreign	5,953	5,503	18,000	17,182

Total GAAP Premiums	$7,639	$7,109	$23,036	$21,953

Net investment income:
Domestic Life:
Life insurance	$347	$314	$998	$1,010
Home service	167	147	470	451
Group life/health	55	51	161	148
Payout annuities	253	230	734	679

Total	822	742	2,363	2,288

Domestic Retirement Services:
Group retirement products	563	569	1,674	1,665
Individual fixed annuities	893	863	2,705	2,509
Individual variable annuities	51	54	153	165
Individual fixed annuities-runoff(c)	226	240	689	744

Total	1,733	1,726	5,221	5,083

Total Domestic	2,555	2,468	7,584	7,371

Foreign Life:
Life insurance(d)	1,401	1,270	3,991	3,583
Personal accident & health	78	66	213	176
Group products	171	158	463	425
Intercompany adjustments	(10)	(10)	(30)	(26)

Total	1,640	1,484	4,637	4,158

Foreign Retirement Services:
Individual fixed annuities	516	486	1,470	1,240
Individual variable annuities	182	229	209	382

Total	698	715	1,679	1,622

Total Foreign	2,338	2,199	6,316	5,780

Total net investment income	$4,893	$4,667	$13,900	$13,151

American International Group, Inc. and Subsidiaries

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

(in millions)	2006	2005	2006	2005

Realized capital gains (losses):
Domestic realized capital gains (losses)	$(147)	$(42)	$(604)	$(93)

Foreign realized capital gains (losses)	(103)	(62)	201	(194)
Pricing net investment gains(e)	74	88	286	269

Total Foreign	(29)	26	487	75

Total realized capital gains (losses)(e)	$(176)	$(16)	$(117)	$(18)

Operating Income:
Domestic	$864	$878	$2,450	$2,753
Foreign(d)	1,584	1,370	4,974	4,034

Total operating income	$2,448	$2,248	$7,424	$6,787

Life insurance in-force(f):
Domestic			$902,202	$825,151
Foreign			1,112,392	1,027,682

Total			$2,014,594	$1,852,833

(a)	Effective January 1, 2006, the Broker/ Dealer operations of the Domestic Life Insurance companies are being reported and managed within the Asset Management segment. Included in GAAP premiums were revenues of $15 million and $79 million, respectively, for the three and nine-month periods ended September 30, 2005.

(b)	Includes structured settlements, single premium immediate annuities and terminal funding annuities.

(c)	Primarily represents runoff annuity business sold through discontinued distribution relationships.

(d)	Includes the effect of out of period adjustments related to the accounting for certain interests in unit investment trusts. For the nine month period ended September 30, 2006, the effect was an increase of $245 million and $168 million in net investment income and operating income, respectively.

(e)	For purposes of this presentation, pricing net investment gains are segregated as a component of total realized capital gains (losses). They represent certain amounts of realized capital gains where gains are an inherent element in pricing certain life products in some foreign countries.

(f)	Amounts presented were as at September 30, 2006 and December 31, 2005.
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
AIG transacts business in most major foreign currencies. The following table summarizes the effect of changes in foreign currency exchange rates on the growth of Life Insurance & Retirement Services GAAP premiums for the three and nine-month periods ended September 30, 2006:

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006

Growth in original currency*	7.9%	7.3%
Foreign exchange effect	(0.4)	(2.4)
Growth as reported in U.S. dollars	7.5%	4.9%

*	Computed using a constant exchange rate for each respective period.
Life Insurance & Retirement Services Results
Life Insurance & Retirement Services GAAP premiums increased 7.5 percent to $7.6 billion in the third quarter of 2006 compared to the same period in 2005. Net investment income increased $226 million for the third quarter of 2006 when compared to the same period in 2005. Net investment income includes policyholder trading gains (losses) amounting to $221 million in the third quarter of 2006 compared to $359 million in same period of 2005. Policyholder trading gains (losses) are linked primarily to equities and are offset by an equal change in incurred policy losses and benefits.
     Operating income increased 9 percent in the third quarter of 2006 when compared to the same period in 2005. Domestic Life operations continued to perform well in its core life insurance businesses with growth in GAAP premium and invested assets supporting the underlying reserves. Domestic Retirement Services operating income growth in the quarter was driven by individual fixed and variable annuity business, offset in part by lower growth and spread compression in the group retirement products line. Foreign Life Insurance & Retirement Services operating income grew 16 percent in the quarter helped by higher investment returns. Realized capital gains (losses) for the third quarter of 2006

American International Group, Inc. and Subsidiaries
totaled a net loss of $176 million versus a loss of $16 million during the same period last year. The loss in the current quarter was primarily due to the effect of hedging activities that do not qualify for hedge accounting treatment under FAS 133, partially offset by foreign currency gains.
     Life Insurance & Retirement Services GAAP premiums increased 4.9 percent to $23 billion for the first nine months of 2006 compared to the same period of 2005. Net investment income increased for the first nine months of 2006 reflecting a higher level of invested assets. The increase in net investment income also includes the effect of out of period adjustments relating to the accounting for certain interests in unit investment trusts totaling $24 million and $245 million for the three and nine-month periods ending September 30, 2006, respectively. Operating income grew 9 percent for the first nine months of 2006 compared to the same period of 2005. Domestic Life earnings for the core life and payout annuity businesses continue to demonstrate earnings growth, but was more than offset by lower investment income from calls and tenders, lower partnership income and additional reserves for legal contingencies. Domestic Retirement Services earnings declined for the first nine months of 2006 primarily due to realized capital losses which more than offset increased income from growth in invested assets and lower amortization of deferred policy acquisition costs related to capital losses. Foreign Life Insurance & Retirement Services operating income grew 23 percent for the first nine months of 2006 due to higher realized capital gains and the effect of the aforementioned out of period adjustments. Operating income growth in U.S. dollars is lower than growth on a local currency basis primarily due to a weaker Japanese Yen in the first nine months of 2006 compared to the same period last year. Realized capital losses were $117 million for the first nine months of 2006 compared to $18 million during the same period of 2005.
Domestic Life Operations
The following table reflects retail periodic Life insurance sales by product for the three and nine-month periods ended September 30, 2006 and 2005, respectively:

Domestic Life Insurance Periodic Premium Sales*

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

(in millions)	2006	2005	2006	2005

By product:
Universal life	$46	$79	$289	$191
Variable universal life	15	11	42	35
Term life	59	59	182	172
Whole life/other	3	1	9	7

Total	$123	$150	$522	$405

*	Periodic premium represents premium from new business expected to be collected over a one year period.
Quarterly Domestic Life Results
AIG’s Domestic Life operations had growth of GAAP premiums for the third quarter of 2006 when compared to the same period last year. In the life insurance product line, periodic life sales declined due to re-pricing of certain universal life products and tightened underwriting standards for certain markets to maintain margins. AGLA, the home service business, is diversifying product offerings and enhancing the capabilities and quality of the sales force, which has resulted in improved agent productivity and better persistency of in-force business. Growth of payout annuities GAAP premiums emanated from sales of single premium immediate annuities and structured settlements. GAAP premiums for the group life/health product line were slightly lower in the third quarter of 2006 compared to 2005 reflecting slower growth in the credit insurance business, and tightened pricing and underwriting in the group employer lines. Management continues to focus on new product introductions, cross selling, other growth strategies, and options that may include exiting certain product lines.
     Earnings for the Domestic Life Insurance line of business grew 9 percent for the third quarter of 2006 reflecting growth in in-force business and higher net investment income. Earnings for the home service line of business increased 37 percent compared to the third quarter of 2005, which included approximately $8 million of hurricane losses, and also due to higher investment income from partnerships of $17 million. The group life/health line of business results for the third quarter of 2006 reflect continuing restructuring efforts in that business. The payout annuities line of business earnings increased over last year due to growth in single premium annuities and also due to a $12 million reserve strengthening in the third quarter of 2005.
Year-to-date Domestic Life Results
GAAP premiums for the Domestic Life operations grew 5 percent for the first nine months of 2006 compared to the same period of 2005 reflecting improved sales of universal life and single premium immediate annuities. The life insurance product line experienced increased periodic sales from the independent distribution platform during the first nine months of 2006. The home service business GAAP premiums declined slightly for the first nine months of 2006 as the reduction of premium in-force from normal lapses and maturities exceeded sales growth for the period. The payout annuities GAAP premium growth for the first nine months of 2006 reflects increased sales of single premium annuities and structured settlements when compared to the same period last year. GAAP premiums for the group life/health product line for the first nine months of 2006 reflect the restructuring efforts in certain product lines.
     Earnings for the life insurance product line declined for the first nine months of 2006 due to lower investment income

American International Group, Inc. and Subsidiaries
related to yield enhancement activities that offset growth in in-force business. Earnings for the home service line of business grew from the same period last year due to increased net investment income from partnerships and lower catastrophe and acquisition costs. The group life/health line of business earnings for the first nine months of 2006 are lower than the same period last year due to reserves related to litigation and contingencies in the credit life and A&H business and transition costs related to the outsourcing of back office operations. The payout annuities product line earnings declined for the first nine months of 2006 primarily due to lower calls and tenders on fixed maturity securities when compared to the same period last year.
Quarterly Domestic Retirement Services Results
Domestic Retirement Services total deposits declined slightly for the third quarter of 2006 when compared to the year ago quarter driven by lower fixed annuity sales that continued to face increased competition from bank products in the flat yield curve environment, partially offset by substantially higher variable annuity sales. Individual variable annuity deposits grew 36 percent in the third quarter of 2006 from the year ago quarter reflecting growth in products with new guarantee features. Group retirement deposits grew only slightly in the quarter compared to third quarter 2005, reflecting the increased number of policyholders nearing retirement age. New products have been launched that are designed to meet the needs of retirement age policyholders and retain assets under management. While total deposits within the group retirement business are growing moderately, annuity deposits are down $49 million, and group mutual fund deposits are up $69 million, for the third quarter of 2006 when compared to the same period last year, due to market demand for lower cost group retirement products. Over time, this will result in a gradual reduction in profitability of this business, due to lower profit margins in the mutual fund product compared to the annuity product.
     Group retirement products earnings for the third quarter of 2006 were lower than the same period last year principally due to lower partnership income and higher amortization of deferred acquisition costs related to internal replacements of existing contracts into new contracts. Individual fixed annuity earnings grew 9 percent for the third quarter of 2006 compared to the same period last year as a result of increased net investment spreads and lower DAC amortization due to realized capital losses. Earnings for individual variable annuities grew $7 million in the third quarter of 2006 from the year ago quarter principally due to higher fee income as a result of increased assets under management.
Year-to-date Domestic Retirement Services Results
Domestic Retirement Services total deposits declined approximately 5 percent for the first nine months of 2006 when compared to the first nine months of 2005. The decrease in total deposits reflects declining fixed annuity sales partially offset by growth in individual variable annuity sales. In addition, fixed annuity surrender rates increased during the first nine months of 2006 when compared to the same period last year. Net flows for the nine months of 2006 were negative $4.1 billion compared to positive net flows of $0.3 billion last year reflecting the lower deposits and higher surrenders.
     Group retirement products earnings were flat for the first nine months with slightly compressed spreads offsetting the effect of separate account growth. Individual fixed annuity earnings for the first nine months of 2006 grew 28 percent primarily from growth in partnership income, lower amortization of deferred policy acquisition costs related to capital losses, growth in average underlying reserves and lower average crediting rates. The individual variable annuity product line earnings grew for the first nine months as fee income increased on higher sales volumes and increased underlying reserves.
Domestic Retirement Services Supplemental Data
The following table reflects deposits for Domestic Retirement Services for the three and nine-month periods ended September 30, 2006 and 2005:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

(in millions)	2006	2005	2006	2005

Group retirement products:
Annuities	$1,335	$1,384	$4,083	$4,161
Mutual funds	284	215	1,085	677
Individual fixed annuities	1,194	1,498	4,212	5,912
Individual variable annuities	1,059	781	3,234	2,457
Individual fixed annuities - runoff	37	48	122	155

Total	$3,909	$3,926	$12,736	$13,362

The following chart shows the amount of reserves by surrender charge category for Domestic Retirement Services as of September 30, 2006:

	Group	Individual	Individual
	Retirement	Fixed	Variable
(in millions)	Products*	Annuities	Annuities

Zero or no surrender charge	$41,266	$10,465	$10,721
Between 0 percent - 4 percent	11,434	10,948	8,513
Greater than 4 percent	2,755	29,685	10,222
Non-Surrenderable	887	3,163	89

Total	$56,342	$54,261	$29,545

*	Excludes mutual funds.
     For the three months and nine months ended September 30, 2006 surrender rates increased for individual fixed annuities and individual variable annuities, while surrender rates for group retirement products declined as a result of successful asset retention efforts. The increase in surrender rate for fixed annuities continues to be driven by the shape of the yield curve and general aging of the in-force block; however, less than 20 percent of the individual fixed annuity reserves as of September 30, 2006 are available to be surren-

American International Group, Inc. and Subsidiaries
dered without charge. Individual variable annuity surrender rates for the third quarter and the first nine months of 2006 primarily reflect higher shock-lapses that occur following expiration of the surrender charge period on certain 3-year and 7-year contracts, although the trend has moderated during the year. Reflecting a widespread industry phenomenon, this lapse rate, much of which was anticipated when the products were issued, has recently been affected by investor demand to exchange existing policies for new-generation contracts with living benefits or lower fees. In addition, the high lapse rates are in part due to the surrenders within certain acquired blocks of business.
     A further increase in the level of surrenders in any of these businesses or in the individual fixed annuities runoff block could accelerate the amortization of deferred acquisition costs and negatively affect fee income earned on assets under management.
The following table reflects the net flows by line of business for Domestic Retirement Services for the three and nine-month periods ended September 30, 2006 and 2005:

Domestic Retirement Services – Net Flows(a)

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

(in millions)	2006	2005	2006	2005

Group retirement products(b)	$158	$(58)	$793	$520
Individual fixed annuities	(1,021)	13	(1,758)	1,846
Individual variable annuities	11	(155)	(34)	(209)
Individual fixed annuities - runoff	(1,042)	(607)	(3,121)	(1,857)

Total	$(1,894)	$(807)	$(4,120)	$300

(a)	Net flows are defined as deposits received, less benefits, surrenders, withdrawals and death benefits.
(b)	Includes mutual funds.
     The combination of lower deposits and higher surrenders in the individual fixed annuity and individual fixed annuity-runoff blocks resulted in negative net flows for the three and nine-month periods ended September 30, 2006. The continuation of the current interest rate and competitive environment could prolong this trend.
Quarterly Foreign Life Insurance & Retirement Services Results
Foreign Life Insurance & Retirement Services operations produced 78 percent and 77 percent of Life Insurance & Retirement Services GAAP premiums for the three months ended September 30, 2006 and 2005, respectively. Foreign Life Insurance & Retirement Services GAAP premiums increased in the third quarter of 2006 by approximately 8 percent compared to the same period in 2005 driven primarily by growth in southeast Asia outside of Japan and Taiwan. Currency changes had little effect on GAAP premiums in the quarter when compared to prior year. Foreign life GAAP premium growth is affected by a continuing trend for clients to purchase investment-oriented products. This is particularly true in Southeast Asia, including Taiwan, where AIG’s life operations in that region have responded to this trend by offering a wide array of investment-linked products, both periodic pay and single premium, with multiple fund selection, but with minimal investment guarantees. For GAAP reporting purposes, only revenues from policy charges for insurance, administration, and surrender charges are reported as GAAP premiums for these life products. This product mix shift contributed to the single digit growth rate in Foreign Life Insurance & Retirement Services GAAP premiums, while continuing to grow total reserves.
     Foreign Life Insurance & Retirement Services operating income grew by $214 million or 16 percent, to $1.6 billion for the third quarter of 2006 and included $29 million of realized capital losses compared to $26 million of gains in the year ago quarter. On a comparable basis, the growth in life insurance earnings for the quarter were generally in line with the growth in invested assets and increased overall compared to the third quarter of 2005, helped by higher seasonal dividend income of approximately $35 million in Taiwan, actuarial adjustments of $30 million and out of period adjustments of $24 million related to unit investment trusts and $18 million related to a reinsurance adjustment. The 2005 earnings included a charge to income of $20 million related to a wind down of operations in Chile. Personal accident & health earnings for the third quarter of 2006 reflect continued stable profit margins and revenue growth. Group products earnings grew in the third quarter of 2006 due to improved mortality and morbidity costs when compared to the same period last year. Growth of individual fixed annuities earnings for the third quarter of 2006, emanating primarily from Japan, is in line with the growth in average assets under management and lower acquisition costs from DAC unlocking. The growth of individual variable annuities earnings in the third quarter of 2006 reflects continued growth in assets under management related to the increased demand for those products in Japan and in Europe.
     During the second quarter of 2006, Japanese tax authorities announced a reduction in the amount of premium that policyholders may deduct from their Japanese tax returns for certain accident and health products. Foreign life operations in Japan continued to experience a decline in sales of those products and an increase in terminations during the quarter, which resulted in approximately $23 million of higher expenses. This negative effect was more than offset by a $29 million benefit to operating income from the personal accident line of business as a result of an actuarial change in estimate. If terminations continue at current experience levels, results will continue to be negatively affected. Higher than anticipated terminations result in accelerated amortization of deferred acquisition costs, offset somewhat by the release of policy benefit reserves in excess of cash value. The amount of deferred acquisition costs related to the policies in-force for these products amounted to $240 million as of Sep-

American International Group, Inc. and Subsidiaries
tember 30, 2006. In response to the tax law change, AIG has developed new products, both life and health, to meet the needs of clients in that market. AIG continues to believe that any increase in policy terminations would not be material to AIG’s consolidated financial condition or results of operations.
Year-to-date Foreign Life Insurance & Retirement Services Results
Foreign Life Insurance & Retirement Services operations produced 78 percent of Life Insurance & Retirement Services GAAP premiums in the first nine months of 2006 and 2005. GAAP premiums grew approximately 5 percent for the first nine months of 2006 (7 percent in original currency) compared to the same period in 2005. AIG transacts business in most major foreign currencies and therefore premiums reported in U.S. dollars will vary by volume and from changes in foreign currency translation rates. Globally, AIG’s deep and diverse distribution, which includes bancassurance, worksite marketing, direct marketing and strong agency organizations, provides a powerful distribution platform for AIG’s diverse product lines. In Japan, distribution of single premium life insurance products through banks was deregulated in December 2005 resulting in increased sales of products designed for that market during the first nine months of 2006. This new distribution outlet adds to the existing multiple distribution platform in Japan where AIG remains the leading foreign provider.
     Foreign Life Insurance & Retirement Services operating income for the first nine months of 2006 was $5.0 billion, which included $487 million of realized capital gains and the effect of out of period adjustments related to the accounting for certain interests in unit investment trusts that increased operating income by $168 million, compared with $4.0 billion of operating income for the same period of 2005, which included $75 million of realized capital gains. The first nine months of 2006 results for the life insurance product line also included a $38 million operating loss attributable to this segment’s share of the operating results from AIG Credit Card Company (Taiwan) compared to a gain of $29 million in the first nine months of 2005, due to an increase in allowance for losses recorded in the first quarter of 2006. The positive effect of DAC and value of business acquired (VOBA) unlocking for the life insurance product line was $31 million and $91 million for the first nine months of 2006 and 2005, respectively. Personal accident and health product line results for the first nine months of 2006 generally reflect the growth of underlying premium in-force, although growth was negatively affected by a weaker Yen exchange rate when compared to the same period last year. The Foreign Retirement Services business continued to grow in Japan and Korea by expanding distribution and leveraging AIG’s product expertise. The positive effect of DAC and VOBA unlocking for the Retirement Services lines of business was $32 million and $13 million for the first nine months of 2006 and 2005, respectively. Reserves for individual fixed annuities continue to grow although demand for multi-currency fixed annuities in Japan has slowed due to currency rate fluctuations, rising local interest rates and stronger equity markets. Growth of individual variable annuity deposits has accelerated as those products have become more popular with consumers in Japan and Europe coupled with improved performance of equity markets.

American International Group, Inc. and Subsidiaries
Life Insurance & Retirement Services Net Investment Income and Realized Capital Gains (Losses)
The following table summarizes the components of net investment income for the three and nine-month periods ended September 30, 2006 and 2005:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

(in millions)	2006	2005	2006	2005

Domestic
Fixed maturities, including short term investments	$2,268	$2,175	$6,795	$6,724
Equity securities	6	1	13	7
Interest on mortgage, policy and collateral loans	201	188	585	532
Partnership income – excluding Synfuels	103	132	316	311
Partnership income (loss) – Synfuels	(20)	(36)	(79)	(115)
Equity earnings on unit investment trusts	2	—	2	—
Other	23	35	33	–

Total investment income	2,583	2,495	7,665	7,459

Investment expenses	28	27	81	88

Net investment income	$2,555	$2,468	$7,584	$7,371

Foreign
Fixed maturities, including short term investments	$1,737	$1,538	$4,986	$4,435
Equity securities	119	130	285	242
Interest on mortgage, policy and collateral loans	114	111	332	333
Partnership income	36	29	76	49
Equity earnings on unit investment trusts(a)	75	—	259	—
Other	89	92	271	295

Total investment income before policyholder trading gains (losses)	2,170	1,900	6,209	5,354

Policyholder trading gains (losses)(b)	221	359	282	583

Total investment income	2,391	2,259	6,491	5,937

Investment expenses	53	60	175	157

Net investment income	$2,338	$2,199	$6,316	$5,780

Total
Fixed maturities, including short term investments	$4,005	$3,713	$11,781	$11,159
Equity securities	125	131	298	249
Interest on mortgage, policy and collateral loans	315	299	917	865
Partnership income – excluding Synfuels	139	161	392	360
Partnership income (loss) – Synfuels	(20)	(36)	(79)	(115)
Equity earnings on unit investment trusts(a)	77	—	261	—
Other	112	127	304	295

Total investment income before policyholder trading gains (losses)	4,753	4,395	13,874	12,813

Policyholder trading gains (losses)(b)	221	359	282	583

Total investment income	4,974	4,754	14,156	13,396

Investment expenses	81	87	256	245

Net investment income(c)	$4,893	$4,667	$13,900	$13,151

(a)	Includes the effect of an out of period adjustment relating to the accounting for certain interests in unit investment trusts. For the three and nine-month periods ending September 30, 2006, the effect was an increase of $24 million and $245 million, respectively.

(b)	Relates principally to assets held in various trading securities accounts that do not qualify for separate account treatment under SOP 03-1. These amounts are offset by an equal change included in incurred policy losses and benefits.

(c)	Includes call and tender income.

American International Group, Inc. and Subsidiaries
The following table summarizes Domestic Life Insurance & Retirement Services partnership income (losses) by line of business for the three and nine-month periods ended September 30, 2006 and 2005:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

(in millions)	2006	2005	2006	2005

Domestic life – excluding Synfuels:
Life insurance	$14	$19	$24	$123
Home service	10	(2)	12	–

Subtotal	24	17	36	123

Domestic life – Synfuels:
Life insurance	(14)	(25)	(55)	(78)
Home service	(6)	(11)	(24)	(37)

Subtotal	(20)	(36)	(79)	(115)

Total domestic life	4	(19)	(43)	8

Retirement services:
Group retirement products	35	49	112	74
Individual fixed annuities	44	66	168	114

Total retirement services	79	115	280	188

Total	$83	$96	$237	$196

Quarterly Life Insurance & Retirement Services Net Investment Income and Realized Capital Gains (Losses)
Net investment income increased 5 percent for the third quarter of 2006 when compared to the same period in 2005. Growth was negatively affected by lower policyholder trading gains (losses) in the third quarter of 2006 when compared to 2005. Policyholder trading gains (losses), which are linked mainly to equities, are offset by an equal change in incurred policy losses and benefits. Investment income results for certain operations include investments in structured notes linked to emerging market sovereign debt that incorporates both interest rate risk and currency risk. Mark-to-market adjustments related to these structured notes were a gain of $6 million and a loss of $22 million for the three and nine months ended September 30, 2006, respectively. In Taiwan, dividend income increased $35 million over the same quarter last year due to the increased allocation of invested assets from fixed maturities to equities and the seasonality of dividend payments. In addition, period to period comparisons of investment income for some lines of business are affected by yield enhancement activity, particularly partnership income as shown in the above table.
     AIG generates income tax credits as a result of investing in synthetic fuel production (synfuels) related to the investment loss shown in the above table and records those benefits in its provision for income taxes. The amount of those income tax credits was $20 million and $52 million for the three months ended September 30, 2006 and 2005, respectively. See Note 6(b) “Contingencies” of Notes to Consolidated Financial Statements for a further discussion of the effect of fluctuating domestic crude oil prices on synfuel tax credits. For the remainder of 2006, AIG may adjust production levels depending upon oil prices which affect the availability of the synthetic fuel tax credit. Regardless of oil prices, the tax credits expire after 2007.
Year-to-date Life Insurance & Retirement Services Net Investment Income and Realized Capital Gains (Losses)
The growth in net investment income for the first nine months of 2006 compared to a year ago parallels the growth in general account reserves and surplus for both Domestic and Foreign Life Insurance & Retirement Services companies and the effect of the aforementioned out of period adjustment. Also, net investment income was positively affected by the compounding of previously earned and reinvested investment cash flows along with the addition of new net cash flows from operations. Investment income includes income generated from traditional fixed income investments as well as income generated from other sources.
     The amount of income tax credits generated as a result of investing in synthetic fuel production (synfuels) was $79 million and $167 million for the first nine months of 2006 and 2005, respectively.

American International Group, Inc. and Subsidiaries
The following table summarizes realized capital gains (losses) by major category for the three and nine-month periods ended September 30, 2006 and 2005:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

(in millions)	2006	2005	2006	2005

Domestic life
Fixed maturities	$1	$(10)	$(60)	$13
Equity securities	8	2	14	9
Other:
Foreign exchange transactions	(6)	1	(6)	1
Derivatives instruments	(98)	121	17	55
Other-than-temporary decline	(24)	(71)	(139)	(96)
Other	(4)	(2)	(16)	(4)

Total domestic life	$(123)	$41	$(190)	$(22)

Domestic retirement services:
Fixed maturities	19	90	(69)	32
Equity securities	(8)	11	23	42
Other:
Foreign exchange transactions	(13)	–	(13)	–
Derivatives instruments	13	(110)	(23)	(25)
Other-than-temporary decline	(41)	(64)	(301)	(129)
Other	6	(10)	(31)	9

Total domestic retirement services	$(24)	$(83)	$(414)	$(71)

Foreign
Fixed maturities	(28)	102	(174)	239
Equity securities	14	48	415	205
Other:
Foreign exchange transactions	133	(27)	43	(203)
Derivatives instruments	(219)	(249)	127	(275)
Other-than-temporary decline	(33)	(5)	(78)	(31)
Other	104	157	154	140

Total foreign	$(29)	$26	$487	$75

Total	$(176)	$(16)	$(117)	$(18)

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
     Both the contagion and mortality rate of any mutated H5N1 virus that can be transmitted from human to human are highly speculative. AIG continues to monitor the developing facts. A significant global outbreak could have a material adverse effect on Life Insurance & Retirement Services operating results and liquidity from increased mortality and morbidity rates. For a further discussion of pandemic influenza, see “Managing Market Risk — Catastrophe Exposures — Pandemic Influenza.”
     AIG’s Foreign Life Insurance & Retirement Services companies generally limit their maximum underwriting expo-

American International Group, Inc. and Subsidiaries
sure on life insurance of a single life to approximately $1.7 million of coverage. AIG’s Domestic Life Insurance & Retirement Services companies limit their maximum underwriting exposure on life insurance of a single life to $10 million of coverage in certain circumstances by using yearly renewable term reinsurance. (See also the discussion under “Liquidity” herein.)
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
     AIG’s domestic Life Insurance & Retirement Services operations utilize internal and third-party reinsurance relationships to manage insurance risks and to facilitate capital management strategies. Pools of highly-rated third-party reinsurers are utilized to manage net amounts at risk in excess of retention limits. AIG’s life insurance companies also cede excess, non-economic reserves carried on a statutory-basis only on certain term and universal life insurance and accident and health policies and certain fixed annuities to AIG Life of Bermuda Ltd., a wholly owned Bermuda reinsurer.
     AIG generally obtains letters of credit in order to obtain statutory recognition of these intercompany reinsurance transactions. For this purpose, AIG entered into a $2.5 billion syndicated letter of credit facility in December 2004. Letters of credit totaling $2.5 billion were outstanding as of September 30, 2006. The letter of credit facility has a ten-year term, but the facility can be reduced or terminated by the lenders beginning after seven years.
     In November 2005, AIG entered into a revolving credit facility for an aggregate amount of $3 billion. The facility can be drawn in the form of letters of credit with terms of up to ten years. As of September 30, 2006, $2.49 billion principal amount of letters of credit are outstanding under this facility, of which approximately $1.09 billion relates to life intercompany reinsurance transactions. AIG also obtained approximately $298 million letters of credit on a bilateral basis.
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
     AIG actively manages the asset-liability relationship in its foreign operations, as it has been doing throughout AIG’s history, even though certain territories lack qualified long-term investments or certain local regulatory authorities may impose investment restrictions. For example, in several Southeast Asian countries, the duration of investments is shorter than the effective maturity of the related policy liabilities. Therefore, there is risk that the reinvestment of the proceeds at the maturity of the initial investments may be at a yield below that of the interest required for the accretion of the policy liabilities. Additionally, there exists a future investment risk associated with certain policies currently in-force which will have premium receipts in the future. That is, the investment of these future premium receipts may be at a yield below that required to meet future policy liabilities.
     In the first nine months of 2006, new money investment rates have generally risen in the U.S. and Japan and have generally fallen in Taiwan and Thailand. In regard to inforce business, management focus is required in both the investment and product management process to maintain an adequate yield to match the interest necessary to support future policy liabilities. Business strategies continue to evolve to maintain profitability of the overall business. As such, in some countries, new products are being introduced with minimal investment guarantees resulting in a shift toward investment linked savings products and away from traditional savings products with higher guarantees.
     The investment of insurance cash flows and reinvestment of the proceeds of matured securities and coupons requires active management of investment yields while maintaining satisfactory investment quality and liquidity.
     AIG may use alternative investments in certain foreign jurisdictions where interest rates remain low and there are limited long-dated bond markets, including equities, real estate and foreign currency denominated fixed income instruments to extend the duration or increase the yield of the investment portfolio to more closely match the requirements of the policyholder liabilities and DAC recoverability. This strategy has been effectively used in Japan and more recently by Nan Shan in Taiwan. Foreign assets comprised approximately 32 percent of Nan Shan’s invested assets at September 30, 2006, slightly below the maximum allowable percentage under current regulation. The majority of Nan Shan’s in-force policy portfolio is traditional life and endowment insurance products with implicit interest rate guarantees. New business with lower interest rate guarantees are gradually reducing the overall interest requirements, but asset portfolio yields have declined faster due to the prolonged low interest rate environment. As a result, although the investment margins for a large block of in-force policies are negative, the block remains profitable because the mortality and expense margins presently exceed the negative investment spread. In response to the low interest rate environment and the volatile exchange rate of the NT dollar, Nan Shan is

American International Group, Inc. and Subsidiaries
emphasizing new products with lower implied guarantees, including participating endowments and investment-linked products. Although the risks of a continued low interest rate environment coupled with a volatile NT dollar could increase net liabilities and require additional capital to maintain adequate local solvency margins, Nan Shan currently believes it has adequate resources to meet all future policy obligations.
     AIG actively manages the asset-liability relationship in its domestic operations. This relationship is more easily managed through the availability of qualified long-term investments.
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

American International Group, Inc. and Subsidiaries
The following table summarizes the major components of the changes in deferred acquisition costs and the value of business acquired (VOBA) for the nine months ended September 30, 2006 and 2005:

(in millions)	2006			2005

	DAC	VOBA	Total	DAC	VOBA	Total

Domestic Life Insurance & Retirement Services:
Balance at beginning of year	$10,505	$865	$11,370	$8,830	$836	$9,666
Acquisition costs deferred	1,379	–	1,379	1,569	–	1,569
Amortization (charged) or credited to operating income:
Related to realized capital gains (losses)	72	11	83	22	3	25
Related to unlocking future assumptions	4	(3)	1	–	–	–
All other amortization	(1,049)	(59)	(1,108)	(1,119)	(72)	(1,191)
Related to change in unrealized gains (losses) on securities	692	30	722	737	59	796
Increase (decrease) due to foreign exchange	20	–	20	12	3	15
Other*	(903)	–	(903)	–	–	–

Balance at end of period	$10,720	$844	$11,564	$10,051	$829	$10,880

Foreign Life Insurance & Retirement Services:
Balance at beginning of year	$16,552	$1,278	$17,830	$14,472	$1,681	$16,153
Acquisition costs deferred	3,733	–	3,733	3,380	–	3,380
Amortization (charged) or credited to operating income:
Related to realized capital gains (losses)	2	1	3	–	(1)	(1)
Related to unlocking future assumptions	49	14	63	96	8	104
All other amortization	(1,750)	(142)	(1,892)	(1,380)	(166)	(1,546)
Related to change in unrealized gains (losses) on securities	230	(3)	227	(243)	(12)	(255)
Increase (decrease) due to foreign exchange	529	27	556	(491)	(102)	(593)
Other*	(186)	–	(186)	–	–	–

Balance at end of period	$19,159	$1,175	$20,334	$15,834	$1,408	$17,242

Total Life Insurance & Retirement Services:
Balance at beginning of year	$27,057	$2,143	$29,200	$23,302	$2,517	$25,819
Acquisition costs deferred	5,112	–	5,112	4,949	–	4,949
Amortization (charged) or credited to operating income:
Related to realized capital gains (losses)	74	12	86	22	2	24
Related to unlocking future assumptions	53	11	64	96	8	104
All other amortization	(2,799)	(201)	(3,000)	(2,499)	(238)	(2,737)
Related to change in unrealized gains (losses) on securities	922	27	949	494	47	541
Increase (decrease) due to foreign exchange	549	27	576	(479)	(99)	(578)
Other*	(1,089)	–	(1,089)	–	–	–

Balance at end of period	$29,879	$2,019	$31,898	$25,885	$2,237	$28,122

*	Represents sales inducement assets reclassified from DAC to Other assets.
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

American International Group, Inc. and Subsidiaries
Invested Assets
The following tables summarize the composition of AIG’s invested assets by segment, at September 30, 2006 and December 31, 2005:

		Life
		Insurance &
	General	Retirement	Asset	Financial
(in millions)	Insurance	Services	Management	Services	Other	Total

2006
Fixed maturities:
Bonds available for sale, at market value	$63,651	$279,230	$31,819	$1,336	$–	$376,036
Bonds held to maturity, at amortized cost	21,484	–	–	–	–	21,484
Bond trading securities, at market value	4	1,326	5,908	–	–	7,238
Equity securities:
Common stocks available for sale, at market value	3,921	7,625	225	–	64	11,835
Common and preferred stocks trading, at market value	372	10,792	364	–	–	11,528
Preferred stocks available for sale, at market value	1,840	655	–	5	–	2,500
Mortgage loans on real estate, net of allowance	13	12,471	4,266	92	–	16,842
Policy loans	2	7,333	48	2	–	7,385
Collateral and guaranteed loans, net of allowance	3	665	693	2,152	84	3,597
Financial services assets:
Flight equipment primarily under operating leases, net of accumulated depreciation	–	–	–	39,460	–	39,460
Securities available for sale, at market value	–	–	–	41,232	–	41,232
Trading securities, at market value	–	–	–	5,822	–	5,822
Spot commodities	–	–	–	118	–	118
Unrealized gain on swaps, options and forward transactions	–	–	–	20,235	–	20,235
Trading assets	–	–	–	2,194	–	2,194
Securities purchased under agreements to resell, at contract value	–	–	–	27,041	–	27,041
Finance receivables, net of allowance	–	–	–	28,634	–	28,634
Securities lending collateral, at market value	5,435	52,426	13,451	76	–	71,388
Other invested assets	8,482	10,490	11,861	1,934	10	32,777
Short-term investments, at cost	3,622	8,117	9,670	1,306	1	22,716

Total investments and financial services assets as shown in the balance sheet	108,829	391,130	78,305	171,639	159	750,062

Cash	488	523	133	279	2	1,425
Investment income due and accrued	1,262	4,549	369	22	–	6,202
Real estate, net of accumulated depreciation	667	2,903	2,748	24	37	6,379

Total invested assets	$111,246	$399,105	$81,555	$171,964	$198	$764,068

American International Group, Inc. and Subsidiaries

		Life
		Insurance &
	General	Retirement	Asset	Financial
(in millions)	Insurance	Services	Management	Services	Other	Total

2005
Fixed maturities:
Bonds available for sale, at market value	$50,870	$273,165	$34,174	$1,307	$–	$359,516
Bonds held to maturity, at amortized cost	21,528	–	–	–	–	21,528
Bond trading securities, at market value	–	1,073	3,563	–	–	4,636
Equity securities:
Common stocks available for sale, at market value	4,505	7,436	227	–	59	12,227
Common stocks trading, at market value	425	8,122	412	–	–	8,959
Preferred stocks available for sale, at market value	1,632	760	–	10	–	2,402
Mortgage loans on real estate, net of allowance	14	10,247	3,968	71	–	14,300
Policy loans	2	6,987	48	2	–	7,039
Collateral and guaranteed loans, net of allowance	3	1,172	578	1,719	98	3,570
Financial services assets:
Flight equipment primarily under operating leases, net of accumulated depreciation	–	–	–	36,245	–	36,245
Securities available for sale, at market value	–	–	–	37,511	–	37,511
Trading securities, at market value	–	–	–	6,499	–	6,499
Spot commodities	–	–	–	92	–	92
Unrealized gain on swaps, options and forward transactions	–	–	–	18,695	–	18,695
Trading assets	–	–	–	1,204	–	1,204
Securities purchased under agreements to resell, at contract value	–	28	–	14,519	–	14,547
Finance receivables, net of allowance	–	–	–	27,995	–	27,995
Securities lending collateral, at market value	4,931	42,991	11,549	–	–	59,471
Other invested assets	6,272	7,777	10,459	2,751	8	27,267
Short-term investments, at cost	2,482	5,855	5,619	1,382	4	15,342

Total investments and financial services assets as shown in the balance sheet	92,664	365,613	70,597	150,002	169	679,045

Cash	305	989	196	331	76	1,897
Investment income due and accrued	1,232	4,073	402	18	2	5,727
Real estate, net of accumulated depreciation	603	2,729	1,710	24	32	5,098

Total invested assets	$94,804	$373,404	$72,905	$150,375	$279	$691,767

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

American International Group, Inc. and Subsidiaries
The following tables summarize the composition of AIG’s insurance and asset management invested assets by segment, at September 30, 2006 and December 31, 2005:

		Life
		Insurance &				Percent Distribution
	General	Retirement	Asset		Percent
(dollars in millions)	Insurance	Services	Management	Total	of Total	Domestic	Foreign

2006
Fixed maturities:
Bonds available for sale, at market value	$63,651	$279,230	$31,819	$374,700	63.3%	57.1%	42.9%
Bonds held to maturity, at amortized cost	21,484	–	–	21,484	3.6	100.0	—
Bond trading securities, at market value	4	1,326	5,908	7,238	1.2	2.6	97.4
Equity securities:
Common stocks available for sale, at market value	3,921	7,625	225	11,771	2.0	28.9	71.1
Common and preferred stocks trading, at market value	372	10,792	364	11,528	2.0	3.2	96.8
Preferred stocks available for sale, at market value	1,840	655	–	2,495	0.4	81.4	18.6
Mortgage loans on real estate, net of allowance	13	12,471	4,266	16,750	2.8	83.5	16.5
Policy loans	2	7,333	48	7,383	1.2	41.1	58.9
Collateral and guaranteed loans, net of allowance	3	665	693	1,361	0.2	2.6	97.4
Securities lending collateral, at market value	5,435	52,426	13,451	71,312	12.1	87.3	12.7
Other invested assets	8,482	10,490	11,861	30,833	5.2	79.3	20.7
Short-term investments, at cost	3,622	8,117	9,670	21,409	3.6	32.1	67.9
Cash	488	523	133	1,144	0.2	39.1	60.9
Investment income due and accrued	1,262	4,549	369	6,180	1.1	53.2	46.8
Real estate, net of accumulated depreciation	667	2,903	2,748	6,318	1.1	52.2	47.8

Total	$111,246	$399,105	$81,555	$591,906	100.0%	60.7%	39.3%

American International Group, Inc. and Subsidiaries

		Life
		Insurance &				Percent Distribution
	General	Retirement	Asset		Percent
(dollars in millions)	Insurance	Services	Management	Total	of Total	Domestic	Foreign

2005
Fixed maturities:
Bonds available for sale, at market value	$50,870	$273,165	$34,174	$358,209	66.2%	59.2%	40.8%
Bonds held to maturity, at amortized cost	21,528	–	–	21,528	4.0	100.0	–
Bond trading securities, at market value	–	1,073	3,563	4,636	0.9	3.3	96.7
Equity securities:
Common stocks available for sale, at market value	4,505	7,436	227	12,168	2.2	28.7	71.3
Common stocks trading, at market value	425	8,122	412	8,959	1.7	4.8	95.2
Preferred stocks available for sale, at market value	1,632	760	–	2,392	0.4	88.8	11.2
Mortgage loans on real estate, net of allowance	14	10,247	3,968	14,229	2.7	84.6	15.4
Policy Loans	2	6,987	48	7,037	1.3	42.8	57.2
Collateral and guaranteed loans, net of allowance	3	1,172	578	1,753	0.3	1.2	98.8
Securities purchased under agreements to resell, at contract value	–	28	–	28	–	–	100.0
Securities lending collateral, at market value	4,931	42,991	11,549	59,471	11.0	87.3	12.7
Other invested assets	6,272	7,777	10,459	24,508	4.5	85.8	14.2
Short-term investments, at cost	2,482	5,855	5,619	13,956	2.6	27.3	72.7
Cash	305	989	196	1,490	0.2	15.0	85.0
Investment income due and accrued	1,232	4,073	402	5,707	1.1	56.9	43.1
Real estate, net of accumulated depreciation	603	2,729	1,710	5,042	0.9	45.2	54.8

Total	$94,804	$373,404	$72,905	$541,113	100.0%	62.3%	37.7%

Credit Quality
At September 30, 2006, approximately 58 percent of the fixed maturities investments were domestic securities. Approximately 39 percent of such domestic securities were rated AAA by one or more of the principal rating agencies. Approximately six percent were below investment grade or not rated.
     A significant portion of the foreign fixed income portfolio is rated by Moody’s Investors Service (Moody’s), S&P or similar foreign services. Similar credit quality rating services are not available in all overseas locations. AIG reviews the credit quality of the foreign portfolio nonrated fixed income investments, including mortgages. At September 30, 2006, approximately 19 percent of the foreign fixed income investments were either rated AAA or, on the basis of AIG’s internal analysis, were equivalent from a credit standpoint to securities so rated. Approximately five percent were below investment grade or not rated at that date. A large portion of the foreign fixed income portfolio are sovereign fixed maturity securities supporting the policy liabilities in the country of issuance.
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
     AIG periodically evaluates its securities for other-than-temporary impairments in valuation. As a matter of policy,

American International Group, Inc. and Subsidiaries
the determination that a security has incurred an other-than-temporary decline in value and the amount of any loss recognition requires the judgment of AIG’s management and a continual review of its investments.
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
     As a result of these policies, AIG recorded, in realized capital gains (losses), other-than-temporary impairment pre-tax losses of $170 million and $184 million for the three-month periods ended September 30, 2006 and 2005, respectively, and $766 million and $384 million for the nine-month periods ended September 30, 2006 and 2005, respectively.
     No impairment charge with respect to any one single credit was significant to AIG’s consolidated financial condition or results of operations, and no individual impairment loss exceeded 1.0 percent of consolidated net income for the first nine months of 2006.
     Excluding the other-than-temporary impairments noted above, the changes in market value for AIG’s available for sale portfolio, which constitutes the vast majority of AIG’s investments, were recorded in accumulated other comprehensive income as unrealized gains or losses, net of tax.
     At September 30, 2006, the fair value of AIG’s fixed maturities and equity securities aggregated $431.3 billion. At September 30, 2006, aggregate unrealized gains after taxes for fixed maturity and equity securities were $8.9 billion. At September 30, 2006, the aggregate unrealized losses after taxes of fixed maturity and equity securities were approximately $2.9 billion.
     The effect on net income of unrealized losses after taxes will be further mitigated upon realization, because certain realized losses will be charged to participating policyholder accounts, or realization will result in current decreases in the amortization of certain deferred policy acquisition costs.
     At September 30, 2006, unrealized losses for fixed maturity securities and equity securities did not reflect any significant industry concentrations.
The amortized cost of fixed maturities available for sale in an unrealized loss position at September 30, 2006, by contractual maturity, is shown below:

Amortized
(in millions)	Cost

Due in one year or less	$4,734
Due after one year through five years	30,234
Due after five years through ten years	56,708
Due after ten years	64,918

Total	$156,594

     In the nine months ended September 30, 2006, the pretax realized losses incurred with respect to the sale of fixed maturities and equity securities were $1.1 billion. The aggregate fair value of securities sold was $34 billion, which was approximately 97 percent of amortized cost. The average period of time that securities sold at a loss during the nine months ended September 30, 2006 were trading continuously at a price below book value was approximately four months.

American International Group, Inc. and Subsidiaries
At September 30, 2006, aggregate pretax unrealized gains were $13.71 billion, while the pretax unrealized losses with respect to investment grade bonds, non-investment grade bonds and equity securities were $4.0 billion, $115 million and $281 million, respectively. Aging of the pretax unrealized losses with respect to these securities, distributed as a percentage of cost relative to unrealized loss (the extent by which the market value is less than amortized cost or cost), including the number of respective items, was as follows:

	Less than or equal to			Greater than 20% to			Greater than
	20% of Cost(a)			50% of Cost(a)			50% of Cost(a)			Total

Aging		Unrealized			Unrealized			Unrealized			Unrealized
(dollars in millions)	Cost(a)	Loss	Items	Cost(a)	Loss	Items	Cost(a)	Loss	Items	Cost(a)	Loss(b)	Items

Investment grade bonds
0-6 months	$38,228	$591	5,368	$57	$13	6	$–	$–	–	$38,285	$604	5,374
7-12 months	67,729	1,815	9,159	–	–	–	–	–	–	67,729	1,815	9,159
>12 months	45,864	1,593	6,142	11	3	3	5	4	4	45,880	1,600	6,149

Total	$151,821	$3,999	20,669	$68	$16	9	$5	$4	4	$151,894	$4,019	20,682

Non-investment grade bonds
0-6 months	$2,550	$25	543	$5	$1	8	$2	$1	14	$2,557	$27	565
7-12 months	914	20	163	1	1	2	–	–	–	915	21	165
>12 months	1,222	63	217	5	3	3	1	1	9	1,228	67	229

Total	$4,686	$108	923	$11	$5	13	$3	$2	23	$4,700	$115	959

Total bonds
0-6 months	$40,778	$616	5,911	$62	$14	14	$2	$1	14	$40,842	$631	5,939
7-12 months	68,643	1,835	9,322	1	1	2	–	–	–	68,644	1,836	9,324
>12 months	47,086	1,656	6,359	16	6	6	6	5	13	47,108	1,667	6,378

Total	$156,507	$4,107	21,592	$79	$21	22	$8	$6	27	$156,594	$4,134	21,641

Equity securities
0-6 months	$3,275	$162	2,256	$183	$42	231	$22	$12	14	$3,480	$216	2,501
7-12 months	404	31	424	96	29	176	8	5	23	508	65	623
>12 months	–	–	–	–	–	–	–	–	–	–	–	–

Total	$3,679	$193	2,680	$279	$71	407	$30	$17	37	$3,988	$281	3,124

(a)	For bonds, represents amortized cost.
(b)	As more fully described above, upon realization, certain realized losses will be charged to participating policyholder accounts, or realization will result in a current decrease in the amortization of certain deferred policy acquisition costs.
     As stated previously, the valuation for AIG’s investment portfolio comes from market exchanges or dealer quotations, with the exception of nontraded securities. AIG considers nontraded securities to mean certain fixed income investments, certain structured securities, direct private equities, limited partnerships and hedge funds. The aggregate carrying value of these securities at September 30, 2006 was approximately $70 billion.
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
Aircraft Finance
AIG’s Aircraft Finance represents the operations of ILFC, which generates its revenues primarily from leasing new and used commercial jet aircraft to domestic and foreign airlines. Revenues also result from the remarketing of commercial jets for its own account, and remarketing and fleet management for airlines and financial institutions.
     ILFC finances its purchases of aircraft primarily through the issuance of a variety of debt instruments. The composite borrowing rates at September 30, 2006 and 2005 were 5.14 percent and 4.43 percent, respectively. The composite borrowing rates do not reflect the benefit of hedging ILFC’s floating rate and foreign currency denominated debt. ILFC hedges these exposures using interest rate and foreign currency derivatives. These derivatives are effective economic hedges; however, since hedge accounting under FAS 133 is not applied, the benefits of using derivatives to hedge these exposures is not reflected in ILFC’s borrowing rates. (See also the discussions under “Capital Resources” and “Liquidity” herein.)
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
     For a discussion of ILFC’s potential exposure to airframe and engine manufacturers, see “Risk Factors” in Item 1A. of Part II of this Quarterly Report.
     ILFC is exposed to operating loss and liquidity strain through nonperformance of aircraft lessees, through owning aircraft which it would be unable to sell or re-lease at acceptable rates at lease expiration and, in part, through committing to purchase aircraft which it would be unable to lease.
     ILFC’s revenues and income may be adversely affected by the volatile competitive environment in which its customers operate. ILFC manages the risk of nonperformance by its lessees with security deposit requirements, repossession rights, overhaul requirements, and close monitoring industry conditions through its marketing force. However, there can be no assurance that ILFC would be able to successfully manage the risks relating to the effect of possible future deterioration in the airline industry. Approximately 90 percent of ILFC’s fleet is leased to non-U.S. carriers, and the fleet, comprised of the most efficient aircraft in the airline industry, continues to be in high demand from such carriers.
     ILFC typically contracts to re-lease aircraft before the end of the existing lease term. For aircraft returned before the end of the lease term, ILFC has generally been able to re-lease such aircraft within two to six months of its return. As a lessor, ILFC considers an aircraft “idle” or “off lease” when the aircraft is not subject to a signed lease agreement or signed letter of intent. ILFC had one aircraft off lease at September 30, 2006, and all new aircraft, but one, scheduled for delivery through 2007 have been leased. (See also the discussions under “Capital Resources” and “Liquidity” herein.)
     Management formally reviews regularly, and no less frequently than quarterly, issues affecting ILFC’s fleet, including events and circumstances that may cause impairment of aircraft values. Management evaluates aircraft in the fleet as necessary, based on these events and circumstances in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS 144). ILFC has not recognized any impairment related to its fleet. ILFC has been able to re-lease the aircraft without diminution in lease rates that would result in an impairment under FAS 144. (See also the discussions under “Liquidity” herein.)
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

American International Group, Inc. and Subsidiaries
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
     A significant majority of AIG’s financial derivative transactions are conducted by the Capital Markets operations. Capital Markets enters into derivative transactions to hedge the interest rate and foreign currency exposures associated with its available for sale assets and borrowings. Although the derivatives entered into to hedge its outstanding transactions and positions are highly effective economic hedges, AIG did not meet the requirements for hedge accounting under FAS 133.
     Derivative transactions are entered into in the ordinary course of Capital Markets operations. Income on derivatives is recorded at fair value, determined by reference to the mark to market value of the derivative or their estimated fair value where market prices are not readily available. The resulting aggregate unrealized gains or losses from the derivatives are reflected in the income statement. Where Capital Markets cannot verify significant model inputs to observable market data and verify the model value to market transactions, Capital Markets values the contract at the transaction price at inception and, consequently, records no initial gain or loss in accordance with Emerging Issues Task Force Issue No. 02-03, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities” (EITF 02-03). Such initial gain or loss is recognized over the life of the transaction. Capital Markets periodically reevaluates its revenue recognition under EITF 02-03 based on the observability of market parameters. The mark to fair value of derivative transactions is reflected in the balance sheet in the captions “Unrealized gain on swaps, options and forward transactions” and “Unrealized loss on swaps, options and forward transactions.” Unrealized gains represent the present value of the aggregate of each net receivable, by counterparty, and the unrealized losses represent the present value of the aggregate of each net payable, by counterparty, as of September 30, 2006. These amounts will change from one period to the next due to changes in interest rates, currency rates, equity and commodity prices and other market variables, as well as cash movements, execution of new transactions and the maturing of existing transactions. (See also the discussion under “Derivatives” herein.)
     Spread income on investments and borrowings is recorded on an accrual basis over the life of the transaction. Investments are classified as securities available for sale and are marked to market with the resulting unrealized gains or losses reflected in accumulated other comprehensive income. U.S. dollar denominated borrowings are carried at cost, while borrowings in any currency other than the U.S. dollar result in unrealized foreign exchange gains or losses reported in income. AIGFP hedges the economic exposure on its investments and borrowings on a portfolio basis using derivatives and other financial instruments. While these hedges are highly effective economic hedges, they do not qualify for hedge accounting treatment under FAS 133. The change in the fair value of the derivatives used to hedge these economic exposures is therefore included in Other income, while the offsetting change in fair value of the hedged investments and borrowings is not recognized in earnings.
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
     Many of AGF’s borrowers are non-prime or sub-prime. Current economic conditions, such as interest rate and employment levels, have a direct effect on the borrowers’ ability to repay these loans. AGF manages the credit risk inherent in

American International Group, Inc. and Subsidiaries
its portfolio by using credit scoring models at the time of credit applications, established underwriting criteria, and in certain cases, individual loan reviews. AGF’s Credit Strategy and Policy Committee monitors the quality of the finance receivables portfolio monthly when determining the appropriate level of the allowance for losses. The Credit Strategy and Policy Committee bases its conclusions on quantitative analyses, qualitative factors, current economic conditions and trends, and each committee member’s experience in the consumer finance industry. Through the first nine months of 2006, the credit quality of AGF’s finance receivables continues to be strong. However, declines in the strength of the U.S. housing market or economy may adversely affect the future credit quality of these receivables.
     Internationally, AIG’s Consumer Finance operations are principally conducted through AIG Consumer Finance Group Inc. (CFG). CFG operates primarily in emerging and developing markets. CFG has operations in Hong Kong, Taiwan, the Philippines, Thailand, China, Poland, Argentina, and Mexico. While products vary by market, the businesses generally provide credit cards, unsecured and secured non-real estate loans, term deposits, savings accounts, retail sales finance and real estate loans. CFG originates finance receivables through its branches and direct solicitation. CFG also originates finance receivables indirectly through relationships with retailers, auto dealers, and independent agents.
     Consumer Finance operations are exposed to loss when contractual payments are not received. Credit loss exposure is managed through a combination of underwriting controls, mix of finance receivables, collateral and collection efficiency.
     CFG monitors the quality of its finance receivable portfolio through a combination of a monthly Credit Review and quarterly Credit Reserve Committee review when determining the appropriate level of the allowance for losses. The Credit Reserve Committee bases its conclusions on quantitative analysis, qualitative factors, current economic conditions and trends, political and regulatory implications, competition, and the judgment of the committee’s members. As a result of such a review and in light of industry-wide deteriorating credit conditions and tightening of overall consumer credit, the aggregate allowance for losses in AIG Credit Card Company (Taiwan) was increased by $88 million in the first quarter of 2006 to $130 million at March 31, 2006. The remaining balance, net of write-offs during the second and third quarters, is approximately $69 million at September 30, 2006. This balance, representing approximately 14 percent of CFG’s outstanding credit card receivables for Taiwan, continues to be CFG’s best estimate of the overall exposure and hence no additional increases to the allowance for losses were deemed necessary at September 30, 2006. The results of AIG Credit Card Company (Taiwan) are shared equally by the Financial Services and Life Insurance & Retirement Services segments.
Financial Services Results
Financial Services operations for the three and nine- month periods ended September 30, 2006 and 2005 were as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

(in millions)	2006	2005	2006	2005

Revenues(a):
Aircraft Finance(b)	$1,060	$943	$3,067	$2,661
Capital Markets(c)(d)	1,118	23	30	2,754
Consumer Finance(e)	970	940	2,833	2,664
Other	39	20	98	61

Total	$3,187	$1,926	$6,028	$8,140

Operating income (loss)(a):
Aircraft Finance	$157	$165	$475	$476
Capital Markets(d)	965	(150)	(457)	2,306
Consumer Finance(f)(g)	220	190	594	649
Other, including intercompany adjustments	15	19	38	52

Total	$1,357	$224	$650	$3,483

(a)	Includes the effect of hedging activities that do not qualify for hedge accounting treatment under FAS 133, including the related foreign exchange gains and losses. For the three and nine-month periods ended September 30, 2005, the effect was $(10) million and $(59) million, respectively, in operating income for Aircraft Finance. During 2006, Aircraft Finance derivative gains and losses are reported as part of the Other category, and not reported in Aircraft Finance operating income. For the three-month periods ended September 30, 2006 and 2005, the effect was $783 million and $(365) million in both revenues and operating income, respectively, for Capital Markets. For the nine-month periods ended September 30, 2006 and 2005, the effect was $(1.06) billion and $1.80 billion in both revenues and operating income for Capital Markets. These amounts result primarily from interest rate and foreign currency derivatives which are hedging available for sale securities and borrowings.
(b)	Revenues are primarily aircraft lease rentals from ILFC.
(c)	Revenues, shown net of interest expense, are primarily from hedged financial positions entered into in connection with counterparty transactions and the effect of hedging activities that do not qualify for hedge accounting treatment under FAS 133 described in (a) above.
(d)	Certain transactions entered into by AIGFP generate tax credits and benefits which are included in income taxes in the consolidated statement of income. The amount of such tax credits and benefits for the three-month periods ended September 30, 2006 and 2005 are $3 million and $23 million, respectively. The amount of such tax credits and benefits for the nine-month periods ended September 30, 2006 and 2005 are $29 million and $63 million, respectively.
(e)	Revenues are primarily finance charges.
(f)	Includes $44 million in additional allowances for losses recorded in the first quarter of 2006 from AIG Credit Card Company (Taiwan).
(g)	Includes catastrophe related losses of $62 million recorded in the third quarter of 2005 resulting from hurricane Katrina, which were reduced by $22 million in the third quarter of 2006.
     Financial Services operating income increased in the third quarter and decreased in the first nine months of 2006 compared to the same periods of 2005 due primarily to the effect of hedging activities that do not qualify for hedge accounting under FAS 133.

American International Group, Inc. and Subsidiaries
Quarterly Aircraft Finance Results
ILFC’s operating income decreased slightly in the third quarter of 2006 compared to the same period of 2005. Rental revenues increased by $120 million or 13 percent driven by a larger aircraft fleet. At September 30, 2006, ILFC had 818 aircraft subject to operating leases compared to 734 aircraft at September 30, 2005. The increase in rental revenues was more than offset by increases in depreciation and interest expense. Depreciation expense increased by $47 million or 13 percent in line with the increase in the size of aircraft fleet. Interest expense increased by $91 million or 30 percent driven by the rising cost of funds and additional borrowings to fund aircraft purchases. ILFC’s interest expense does not reflect the benefit of hedging ILFC’s floating rate and foreign currency denominated debt, ILFC hedges these exposures using interest rate and foreign currency derivatives. These derivatives are effective economic hedges. Since hedge accounting under FAS 133 is not applied, the benefits of using derivatives to hedge these exposures is not reflected in its borrowing rates.
Year-to-date Aircraft Finance Results
ILFC’s operating income remained relatively stable in the first nine months of 2006 compared to the same period of 2005. Rental revenues increased by $392 million or 15 percent driven by a larger aircraft fleet and increased utilization. The increase in rental revenues was offset by increases in depreciation, interest expense, charges related to bankrupt airlines as well as the settlement of a tax dispute in Australia related to the restructuring of ownership of aircraft. Depreciation expense increased by $134 million or 13 percent in line with the increase in the size of aircraft fleet. Interest expense increased by $166 million or 19 percent driven by rising cost of funds and additional borrowings funding aircraft purchases. As discussed above, ILFC’s interest expense does not reflect the benefit of hedging ILFC’s floating rate and foreign currency denominated debt.
Quarterly Capital Markets Results
Capital Markets operating income in the third quarter of 2006 increased by $1.12 billion compared to the same period of 2005 primarily due to a gain related to derivatives not qualifying for hedge accounting treatment of $783 million in the current quarter compared to a loss of $365 million in the comparable period last year. A large part of the net gain on AIGFP’s derivatives recognized in the third quarter of 2006 was due to the decrease in long term U.S. interest rates which increased the fair value of AIGFP’s derivatives hedging its assets and liabilities. The performance of the U.S. dollar against other currencies in the third quarter of 2006 did not have a significant effect on the fair value of the derivatives hedging AIGFP’s assets and liabilities. The majority of the net loss on AIGFP’s derivatives in the third quarter of 2005 was due to rising long term interest rates, which decreased the fair value of AIGFP’s derivatives hedging its assets and liabilities. This net loss was slightly offset by the strengthening of the U.S. dollar primarily against the Euro and British Pound, which increased the fair value of the foreign currency derivatives hedging available for sale securities.
     Financial market conditions in the third quarter of 2006 were characterized by lower levels of interest rates globally, unchanged credit spreads and higher equity valuations. The increase in Capital Markets operating income for the third quarter of 2006 was principally due to gains on derivatives not qualifying for hedge accounting under FAS 133. AIGFP’s transaction flow in credit, commodity and equity products improved during the third quarter of 2006 compared to the third quarter of 2005, although this was more than offset by reduced revenues from other product groups.
     The most significant component of Capital Markets operating expenses is compensation, which was approximately $115 million and $138 million in the third quarter of 2006 and 2005, respectively. The amount of compensation was not affected by gains and losses not qualifying for hedge accounting treatment under FAS 133.
     AIG elected to early adopt FAS 155 in 2006 and, accordingly, AIGFP has elected to account for a significant majority of its hybrid financial instruments at fair value. The change in fair value of these hybrid financial instruments is included in operating income. AIGFP economically hedges these hybrid financial instruments with other derivative positions with third parties. The change in fair value of these positions is reflected in operating income. The net effect of these hybrid financial instruments and the derivatives economically hedging these instruments had a minimal effect on AIGFP’s operating income for the third quarter of 2006.
Year-to-date Capital Markets Results
Capital Markets operating income in the nine month period ended September 30, 2006 decreased by $2.76 billion compared to the same period of 2005. Improved results, primarily from increased transaction flow in AIGFP’s credit, commodity index and equity products, were more than offset by the loss resulting from the effect of derivatives not qualifying for hedge accounting treatment of $1.06 billion in the current period compared to a gain of $1.80 billion in the comparable period last year, a decrease of $2.86 billion. A large part of the net loss on AIGFP’s derivatives recognized in the first nine months of 2006 was due to the weakening of the U.S. dollar, primarily against the British Pound and Euro, resulting in a decrease in the fair value of the foreign currency derivatives hedging AIGFP’s available for sale securities. The majority of the net gain on AIGFP’s derivatives in the first nine months of 2005 was due to the strengthening of the U.S. dollar, primarily against the British Pound and Euro, which increased the fair value of the foreign currency derivatives hedging available for sale securities. To a lesser extent, the net gain in 2005 was due to the decrease in long term U.S. interest rates which

American International Group, Inc. and Subsidiaries
increased the fair value of derivatives hedging AIGFP’s assets and liabilities.
     Financial market conditions in the first nine months of 2006 were characterized by a general flattening of interest rate yield curves across fixed income markets globally, tightening of credit spreads and equity valuations that were higher.
     The compensation expense of Capital Markets was approximately $380 million and $359 million in the first nine months of 2006 and 2005, respectively. The amount of compensation was not affected by gains and losses not qualifying for hedge accounting treatment under FAS 133.
     As a result of AIG’s early adoption of FAS 155, AIGFP elected to apply the fair value option to its structured notes and other financial liabilities containing embedded derivatives outstanding as of January 1, 2006. The cumulative effect from the adoption of FAS 155 on these instruments at January 1, 2006 was a loss of approximately $29 million pre-tax.
     The application of the fair value option to these hybrid financial instruments did not have a significant effect on AIGFP’s operating income for the first nine months of 2006.
Quarterly Consumer Finance Results
Consumer Finance operating income increased in the third quarter of 2006 compared to the same period of 2005 in the domestic operations and decreased slightly in foreign operations.
     Domestically, the relatively low interest rate environment throughout 2005 contributed to a high level of mortgage refinancing activity. AGF’s average net finance receivables increased 5 percent in the third quarter of 2006 when compared to the same period in 2005. However, net originations and purchases of finance receivables in AGF’s centralized real estate business segment decreased in the third quarter of 2006 compared to the same period in 2005 primarily caused by a less robust U.S. housing market. The increase in AGF’s revenues that principally resulted from portfolio growth was offset by higher interest expense and depressed whole loan sale prices resulting from a flattened yield curve. Both short-term and long-term market interest rates continued to increase significantly over the past year. AGF’s short-term borrowing costs were 5.38 percent in the third quarter of 2006 compared to 3.96 percent in the third quarter of 2005. AGF’s long-term borrowing costs were 5.09 percent in the third quarter of 2006 compared to 4.47 percent in the third quarter of 2005. Despite high energy costs, the U.S. economy continued to expand during the third quarter of 2006, improving consumer credit quality compared to the third quarter of 2005. AGF’s charge-off ratio improved 17 basis points in the third quarter of 2006 when compared to the same period in 2005.
     AGF’s results included catastrophe related losses of $62 million in the third quarter of 2005 resulting from hurricane Katrina. However, after a reassessment of payment and charge-off experience during the past year, AGF reduced the reserve by $22 million in the third quarter of 2006. At September 30, 2006, AGF’s allowance ratio was 1.99 percent compared to 2.24 percent at September 30, 2005.
     Revenues from foreign consumer finance operations increased by approximately 15 percent in the third quarter of 2006 compared to the same period in 2005. Loan growth was the primary driver behind higher revenues in 2006. Higher revenues were offset by higher loan loss provisions due to loan growth and higher operating expenses in connection with expansion of distribution channels and new product promotions, resulting in slightly lower operating income for the third quarter of 2006 compared to the same period in 2005.
Year-to-date Consumer Finance Results
Consumer Finance operating income decreased in the first nine months of 2006 compared to the same period of 2005. The domestic operations remain essentially unchanged year over year while the foreign operations decreased primarily due to the credit deterioration in the Taiwan credit card market.
     Domestically, the relatively low interest rate environment throughout 2005 contributed to a high level of mortgage refinancing activity. AGF’s average net finance receivables increased 9 percent in the first nine months of 2006 when compared to the same period in 2005. However, net originations and purchases of finance receivables in AGF’s centralized real estate business decreased in the first nine months of 2006 compared to the same period in 2005 primarily caused by a less robust U.S. housing market. The increase in AGF’s revenues that principally resulted from portfolio growth was offset by higher interest expense and depressed whole loan sale prices resulting from a flattened yield curve. AGF’s short-term borrowing costs were 5.06 percent in the first nine months of 2006 compared to 3.47 percent in the same period in 2005. AGF’s long-term borrowing costs were 4.97 percent in the first nine months of 2006 compared to 4.36 percent in the same period in 2005. Despite high energy costs, the U.S. economy continued to expand during the first nine months of 2006, improving consumer credit quality. AGF’s charge-off ratio improved 25 basis points in the first nine months of 2006 when compared to the same period in 2005. AGF’s delinquency ratio at September 30, 2006 remained the same when compared to September 30, 2005. At September 30, 2006, AGF’s allowance ratio was 1.99 percent compared to 2.24 percent at September 30, 2005.
     During the third quarter of 2006, AGF reassessed the adequacy of the reserve established in September 2005 resulting from hurricane Katrina as discussed above.

American International Group, Inc. and Subsidiaries
     Revenues from the foreign consumer finance operations increased by approximately 20 percent in the first nine months of 2006 compared to the same period in 2005. Loan growth was the primary driver behind higher revenues. Higher revenues were more than offset by increases in the allowance for losses related to industry-wide credit deterioration in the Taiwan credit card market, increased cost of funds, and higher operating expenses in connection with expansion of distribution channels and new product promotions, resulting in a lower operating income for the first nine months of 2006 compared to the same period in 2005.
Financial Services Invested Assets
The following table is a summary of the composition of AIG’s Financial Services invested assets at September 30, 2006 and December 31, 2005. (See also the discussions under “Operating Review: Financial Services Operations,” “Capital Resources” and “Derivatives” herein.)

	2006		2005

	Invested	Percent of	Invested	Percent of
(dollars in millions)	Assets	Total	Assets	Total

Fixed maturities:
Bonds available for sale, at market value	$1,336	0.8%	$1,307	0.9%
Equity securities:
Preferred stocks available for sale, at market value	5	–	10	–
Mortgage loans on real estate, net of allowance	92	–	71	–
Policy loans	2	–	2	–
Collateral and guaranteed loans, net of allowance	2,152	1.3	1,719	1.2
Financial services assets:
Flight equipment primarily under operating leases, net of accumulated depreciation	39,460	22.9	36,245	24.1
Securities available for sale, at market value	41,232	24.0	37,511	24.9
Trading securities, at market value	5,822	3.4	6,499	4.3
Spot commodities	118	0.1	92	0.1
Unrealized gain on swaps, options and forward transactions	20,235	11.8	18,695	12.4
Trading assets	2,194	1.3	1,204	0.8
Securities purchased under agreements to resell, at contract value	27,041	15.7	14,519	9.7
Finance receivables, net of allowance	28,634	16.7	27,995	18.6
Securities lending collateral, at market value	76	–	–	–
Other invested assets	1,934	1.1	2,751	1.9
Short-term investments, at cost	1,306	0.7	1,382	0.9
Cash	279	0.2	331	0.2
Investment income due and accrued	22	–	18	–
Real estate, net of accumulated depreciation	24	–	24	–

Total	$171,964	100.0%	$150,375	100.0%

     As previously discussed, the cash used for the purchase of flight equipment is derived primarily from the proceeds of ILFC’s debt financings. The primary sources for the repayment of this debt and the interest thereon are the cash flow from operations, proceeds from the sale of flight equipment and the rollover and refinancing of the prior debt. During the first nine months of 2006, ILFC acquired flight equipment costing $4.86 billion. (See also the discussion under “Operating Review: Financial Services Operations” and “Capital Resources” herein.)
     At September 30, 2006, ILFC had committed to purchase 268 new aircraft deliverable from 2006 through 2015 at an estimated aggregate purchase price of $19.2 billion and had options to purchase three new aircraft at an estimated aggregate purchase price of $453 million. As of September 30, 2006, ILFC has entered into leases for all, but one, of the new aircraft scheduled for delivery through 2007. ILFC will be required to find customers for any aircraft currently on order and any aircraft to be ordered, and it must arrange financing for portions of the purchase price of such equipment. ILFC has been successful to date both in placing its new aircraft on lease or under sales contract and obtaining adequate financing, but there can be no assurance that such success will continue in future environments.

American International Group, Inc. and Subsidiaries
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
     With respect to credit losses, the allowance for losses is maintained at a level considered adequate to absorb anticipated credit losses existing in that portfolio as of the balance sheet date.
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
     Securities available for sale is predominantly a diversified portfolio of high grade fixed income securities, where the individual securities have varying degrees of credit risk. At September 30, 2006, the average credit rating of this portfolio was in the AA category or the equivalent thereto as determined through rating agencies or internal review. AIGFP has also entered into credit derivative transactions to economically hedge its credit risk associated with $128 million of these securities. Securities deemed below investment grade at September 30, 2006 amounted to approximately $259 million in fair value representing 0.6 percent of the total AIGFP securities available for sale. There have been no significant downgrades through September 30, 2006. If its securities available for sale portfolio were to suffer significant default and the collateral held declined significantly in value with no replacement or the credit default swap counterparty failed to perform, AIGFP could have a liquidity strain. AIG guarantees AIGFP’s payment obligations, including its debt obligations.
     AIGFP’s risk management objective is to minimize interest rate, currency, commodity and equity risks associated with its securities available for sale. That is, when AIGFP purchases a security for its securities available for sale investment portfolio, it simultaneously enters into an offsetting internal hedge such that the payment terms of the hedging transaction offset the payment terms of the investment security, which achieves the economic result of converting the return on the underlying security to U.S. dollar LIBOR plus or minus a spread based on the underlying profit on each security on the initial trade date. The market risk associated with such internal hedges is managed on a portfolio basis, with third-party hedging transactions executed as necessary. As hedge accounting treatment is not achieved in accordance with FAS 133, the unrealized gains and losses on the derivative transactions with unaffiliated third parties are reflected in operating income, whereas the unrealized gains and losses on the underlying securities available for sale resulting from changes in interest rates, currency rates, commodity and equity prices, are recorded in accumulated other comprehensive income. When a security is sold, the realized gain or loss with respect to this security is then recorded in operating income.
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

American International Group, Inc. and Subsidiaries
The gross unrealized gains and gross unrealized losses of Capital Markets operations included in the financial services assets and liabilities at September 30, 2006 were as follows:

	Gross	Gross
	Unrealized	Unrealized
(in millions)	Gains	Losses

Securities available for sale, at market value	$749	$18
Unrealized gain/ loss on swaps, options and forward transactions*	20,235	12,764

*	These amounts are also presented as the respective balance sheet amounts.
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
Asset Management Results
Asset Management revenues and operating income for the three and nine-month periods ended September 30, 2006 and 2005 were as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

(in millions)	2006	2005	2006	2005

Revenues:
Guaranteed investment contracts	$845	$908	$2,517	$2,707
Institutional Asset Management	265	279	1,163	776
Brokerage Services and Mutual Funds	71	67	217	192
Other	57	101	201	276

Total	$1,238	$1,355	$4,098	$3,951

Operating income:
Guaranteed investment contracts(a)	$175	$294	$635	$939
Institutional Asset Management(b)(c)	89	155	721	424
Brokerage Services and Mutual Funds	23	20	67	50
Other	54	99	190	269

Total	$341	$568	$1,613	$1,682

(a)	Includes the effect of hedging activities that do not qualify for hedge accounting treatment under FAS 133, including the related foreign exchange gains and losses. For the three and nine-month periods ended September 30, 2005, the effect was a gain of $18 million and $127 million, respectively, in operating income. During 2006, these derivative gains and losses are reported as part of the Other category, and not reported in Asset Management operating income.
(b)	Includes the full results of certain AIG managed private equity and real estate funds that are consolidated pursuant to FIN 46(R), “Consolidation of Variable Interest Entities”. Also includes $(3) million and $77 million for the three-month periods ended September 30, 2006 and 2005, respectively, and $207 million and $189 million for the nine-month periods ended September 30, 2006 and 2005, respectively, of third-party limited partner earnings offset in minority interest expense which is not a component of operating income.
(c)	Includes the full results of certain AIG managed partnerships that are consolidated effective January 1, 2006 pursuant to EITF 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights”. For the three and nine-month periods ended September 30, 2006, operating income includes $47 million and $203 million, respectively, of third-party limited partner earnings offset in minority interest expense which is not a component of operating income.
Quarterly Asset Management Results
Asset Management operating income decreased 40 percent in the third quarter of 2006 compared to the same period of 2005 on revenues that declined 9 percent due to the continued run-off of GIC balances combined with spread compression in the remaining GIC portfolio. The spread compression has occurred due to an increase in the cost of funds in the short-term floating rate portion of the GIC portfolio, only partially offset by increased investment income from the floating rate assets backing the portfolio.

American International Group, Inc. and Subsidiaries
     Operating income in the third quarter of 2006 also declined from the year-ago quarter due to lower transaction-driven revenues that were partially offset by growth in asset-based management fees within Institutional Asset Management.
     The GIC portfolio continues to run-off. The MIP has replaced the GIC program as AIG’s principal spread-based investment activity. Although the MIP is beginning to show positive operating income, because the asset mix under the MIP does not include the alternative investments utilized in the GIC program, AIG does not expect that the income growth in the MIP will offset the run-off in the GIC portfolio for the foreseeable future. A significant portion of the remaining GIC portfolio consists of floating rate obligations. AIG has entered into hedges to manage against increases in short-term interest rates. AIG continues to believe these hedges are economically effective but do not qualify for hedge accounting treatment under FAS 133. As a result, continued increases in short-term interest rates will negatively affect operating income in the segment. Realized capital gains from the hedges offset the negative trend in GIC related operating income. GIC revenues include income from Sun America partnerships supporting the GIC line of business and are significantly affected by performance in the equity markets. Thus, revenues, operating income and cash flow attributable to GICs will vary among reporting periods.
     The MIP was initially launched in the Euromarkets in September 2005 through AIG’s $10 billion Euro medium term note program. Through September 30, 2006, AIG has issued the equivalent of $3.3 billion for the MIP in the Euro, U.S. Rule 144A and U.S. public markets.
     The revenues and operating income for this segment are largely affected by the general conditions in the equity and credit markets. Realized gains and performance fees are contingent upon various fund closings, maturity levels and market conditions, and by their nature are not predictable. Therefore, the segment’s earnings may vary from period to period.
Year-to-date Asset Management Results
Asset Management revenues and operating income decreased 4 percent in the first nine months of 2006 compared to the same period of 2005 due to the decline in operating income from the GIC portfolio, reflecting the continued run-off of GIC balances, combined with spread compression in the remaining GIC portfolio. The decrease in revenues and operating income was partially offset by growth in asset management fees in Institutional Asset Management.
     At September 30, 2006 and 2005, AIG’s non-affiliated client assets under management, including both retail mutual funds and institutional accounts, were approximately $70 billion and $59 billion and the aggregate GIC reserve was $49.2 billion and $49.7 billion, respectively.
Other Operations
The operating income (loss) for Other operations for the three and nine-month periods ended September 30, 2006 and 2005 was as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
Other
(in millions)	2006	2005	2006	2005

Operating Income (Loss):
Equity earnings in unconsolidated subsidiaries	$48	$(205)	$178	$(109)
Compensation expense – SICO Plans	(14)	(63)	(104)	(130)
Compensation expense – C.V. Starr tender offer	–	–	(54)	–
Interest expense	(227)	(131)	(633)	(382)
Unallocated corporate expenses	(95)	(92)	(356)	(287)
Realized capital gains (losses)	(197)	175	(182)	520
Other miscellaneous, net	15	(40)	(20)	(57)

Total Other	$(470)	$(356)	$(1,171)	$(445)

     Other operating loss amounted to $470 million and $356 million in the three-month periods ended September 30, 2006 and 2005, respectively, as interest expense increased, primarily reflecting increased borrowings by the parent holding company. The third quarter of 2006 also reflects net realized capital losses, primarily reflecting the effect of hedging activities of the Financial Services and Asset Management segments that do not qualify for hedge accounting treatment under FAS 133, partially offset by a gain in the parent company of $86 million from the sale of AIG’s investment in IPC Holdings, Ltd. These declines were partially offset by increased equity earnings in certain unconsolidated subsidiaries driven primarily by a decrease in catastrophe losses of $246 million. The third quarter of 2006 also reflects a decrease in compensation expense with respect to the SICO Plans, and income of $21 million resulting from a change in accounting estimate relating to a favorable resolution of a litigation matter.
     Other operating loss amounted to $1.17 billion and $445 million in the nine-month periods ended September 30, 2006 and 2005, respectively, as interest expense increased, primarily reflecting increased borrowings by the parent holding company. The first nine months of 2006 also reflects net realized capital losses, as discussed in the preceding paragraph, and an increase in unallocated corporate expenses, reflecting expenses of $29 million in the first nine months of 2006 relating to certain executive departures (of which approximately $18 million related to departures in 2005), and an overall increase in corporate operating expenses primarily resulting from on-going efforts to improve internal controls at the parent holding company. Also reflected in operating loss in the first nine months of 2006 is an out of period adjustment totaling $61 million with respect to the SICO Plans and a one-time charge related to the Starr tender offer of $54 million, both of which were recorded in the first quarter of 2006. See also Note 4 of Notes to the Consolidated Financial Statements for further discussion. These declines

American International Group, Inc. and Subsidiaries
were partially offset by increased equity earnings in certain unconsolidated subsidiaries, and income of $21 million resulting from a change in accounting estimate, as discussed in the preceding paragraph.
Capital Resources
At September 30, 2006, AIG had total consolidated shareholders’ equity of $96.15 billion and total consolidated borrowings of $137.1 billion. At that date, $122.1 billion of such borrowings were either not guaranteed by AIG or were AIGFP’s matched borrowings under obligations of GIAs, liabilities connected to trust preferred stock, or matched notes and bonds payable.
Borrowings
At September 30, 2006, AIG’s net borrowings were $14.98 billion after reflecting amounts that were matched borrowings under AIGFP’s obligations of GIAs, matched notes and bonds payable, amounts not guaranteed by AIG and liabilities connected to trust preferred stock. The following table summarizes borrowings outstanding at September 30, 2006 and December 31, 2005:

(in millions)	2006	2005

AIG’s net borrowings	$14,982	$10,425
Liabilities connected to trust preferred stock	1,399	1,391
AIG Matched Investment Program Matched notes and bonds payable	3,333	–
AIGFP
GIAs	21,091	20,811
Matched notes and bonds payable	38,184	24,950
Borrowings not guaranteed by AIG	58,133	52,272

Total	$137,122	$109,849

Borrowings issued or guaranteed by AIG and those borrowings not guaranteed by AIG at September 30, 2006 and December 31, 2005 were as follows:

(in millions)	2006	2005

AIG borrowings:
Notes and bonds payable	$7,482	$4,607
Loans and mortgages payable	833	814
AIG Matched Investment Program Matched notes and bonds payable	3,333	–

Total	11,648	5,421

Borrowings guaranteed by AIG:
AIGFP
GIAs	21,091	20,811
Notes and bonds payable	31,420	26,463
Hybrid financial instrument liabilities	8,150	—

Total	60,661	47,274

AIG Funding, Inc. commercial paper	4,484	2,694

AGC Notes and bonds payable	797	797

Liabilities connected to trust preferred stock	1,399	1,391

Total borrowings issued or guaranteed by AIG	78,989	57,577

Borrowings not guaranteed by AIG:
ILFC
Commercial paper	3,148	2,615
Notes and bonds payable*	26,085	23,715

Total	29,233	26,330

AGF
Commercial paper	4,534	3,423
Notes and bonds payable	18,983	18,719

Total	23,517	22,142

Commercial paper:
AIG Credit Card Company (Taiwan)	243	476
AIG Finance (Taiwan) Limited	9	–

Total	252	476

Loans and mortgages payable:
AIGCFG	1,046	864
AIG Finance (Hong Kong) Limited	190	183

Total	1,236	1,047

Other Subsidiaries	1,128	927

Variable Interest Entity debt:
A.I. Credit	880	–
AIG Global Investment Group	55	140
AIG Global Real Estate Investment	1,555	977
AIG SunAmerica	193	233
ALICO	84	–

Total	2,767	1,350

Total borrowings not guaranteed by AIG	58,133	52,272

Total Debt	$137,122	$109,849

*	Includes borrowings under Export Credit Facility of $2.7 billion and $2.6 billion, at September 30, 2006 and December 31, 2005, respectively.
     AIG intends to continue its customary practice of issuing debt securities from time to time to meet its financing needs and those of certain of its subsidiaries for general corporate purposes, as well as for a matched investment program. In July 2006, AIG filed and had declared effective a post-effec-

American International Group, Inc. and Subsidiaries
tive amendment to its universal shelf registration statement to sell up to $25.1 billion of debt securities, preferred and common stock and other securities.
     In October 2006, AIG established a medium term note program under its shelf registration statement providing for the issuance of up to $25.1 billion of AIG debt securities, the proceeds of which may be used by either AIG or AIGFP for general corporate purposes or to fund the MIP. In October 2006, AIG issued under the program $750 million principal amount of senior notes maturing in 2016 for AIG’s general corporate purposes and an aggregate of $1.0 billion principal amount of senior notes maturing in 2011 to fund the MIP.
     On April 20, 2006, AIG sold $1.0 billion principal amount of senior notes in a Rule 144A/Regulation S offering maturing in 2036, and on September 30, 2005, AIG sold $1.5 billion principal amount of senior notes in a Rule 144A/Regulation S offering, of which $500 million matures in 2010 and $1.0 billion matures in 2015. The proceeds from these offerings were used by AIG for general corporate purposes. In August 2006, AIG completed exchange offers for these notes pursuant to which AIG issued in exchange substantially identical notes that are registered under the Securities Act.
     On June 16, 2006, AIG sold $750 million principal amount of senior, floating rate notes in a Rule 144A offering that matures in 2009. The proceeds of this offering were used to fund the MIP.
     AIG has a Euro medium term note program under which an aggregate nominal amount of up to $10.0 billion of notes may be outstanding at any one time. The program provides that additional notes may be issued to replace matured or redeemed notes. As of September 30, 2006, the equivalent of $4.4 billion principal amount of notes were outstanding under the program, of which the proceeds from $2.6 billion of notes were used to fund the MIP. The aggregate amount outstanding includes $76 million resulting from foreign exchange translation into U.S. dollars, of which $72 million relates to notes issued by AIG for general corporate purposes and $4 million relates to notes issued to fund the MIP. AIG has hedged the currency exposure arising from foreign currency denominated notes by economically hedging that exposure, although such hedges do not qualify for hedge accounting treatment under FAS 133. In addition, in October 2006, AIG sold the equivalent of $218 million under the program, of which $180 million was used to fund the MIP and $38 million was used for AIG’s general corporate purposes.
     In March 2006, AIG borrowed a total of $1.3 billion on an unsecured basis pursuant to loan agreements with third-party banks, of which $500 million matures in February 2007 but can be extended by AIG for an additional seven months and $200 million matures in March 2007; $600 million was repaid in September 2006.
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
     On June 16, 2006, AIGFP sold an aggregate of $2.0 billion principal amount of senior, floating rate notes in Rule 144A offerings, of which $1.0 billion matures in 2007 and $1.0 billion matures in 2008. AIGFP has a Euro medium term note program under which an aggregate nominal amount of up to $10.0 billion of notes may be outstanding at any one time. The program provides that additional notes may be issued to replace matured or redeemed notes. As of September 30, 2006, $5.39 billion of notes were outstanding under the program, including $283 million resulting from foreign exchange translation into U.S. dollars. Notes issued under this program are included in Notes and Bonds Payable in the preceding table of borrowings.
     AIG Funding, Inc. (AIG Funding), through the issuance of commercial paper, helps fulfill the short-term cash requirements of AIG and its subsidiaries. AIG Funding intends to continue to meet AIG’s funding requirements through the issuance of commercial paper guaranteed by AIG. The issuance of AIG Funding’s commercial paper is subject to the approval of AIG’s Board of Directors.
     AIG and AIG Funding are parties to unsecured syndicated revolving credit facilities, which as of September 30, 2006, aggregated to $3.25 billion, consisting of $1.625 billion in a 364-day facility that expires in July of 2007 and $1.625 billion in a five-year facility that expires in July of 2011. The 364-day facility allows for the conversion by AIG of any outstanding loans at expiration into one-year term loans. The facilities can be used for general corporate purposes and also to provide backup for AIG’s commercial paper programs administered by AIG Funding. AIG expects to replace or extend these credit facilities on or prior to their expiration. There are currently no borrowings outstanding under these facilities, nor were any borrowings outstanding as of September 30, 2006.
     In November 2005, AIG and AIG Funding entered into a 364-day revolving credit facility for an aggregate amount of $3 billion, which can be drawn in the form of loans or letters of credit. The credit facility expires in November 2006 but

American International Group, Inc. and Subsidiaries
allows for the issuance of letters of credit with terms of up to ten years and provides for the conversion by AIG of any outstanding loans at expiration into one-year term loans. The facility can be used for general corporate purposes, including providing backup for AIG’s commercial paper programs administered by AIG Funding and obtaining letters of credit to secure obligations under insurance and reinsurance transactions. There are currently no loans outstanding under the facility, nor were any loans outstanding as of September 30, 2006. As of such dates, $511 million was available to be drawn under the facility, with the remainder having been drawn in the form of letters of credit.
     AIG is also a party to an unsecured 364-day inter-company revolving credit facility provided by certain of its subsidiaries aggregating $2 billion that expires in October of 2007. The facility allows for the conversion of any outstanding loans at expiration into one-year term loans. The facility can be used for general corporate purposes and also to provide backup for AIG’s commercial paper programs. AIG expects to replace or extend this credit facility on or prior to its expiration. There are currently no borrowings outstanding under the inter-company facility, nor were any borrowings outstanding as of September 30, 2006.
     ILFC fulfills its short term cash requirements through operating cash flows and the issuance of commercial paper. The issuance of commercial paper is subject to the approval of ILFC’s Board of Directors and is not guaranteed by AIG. ILFC is a party to unsecured syndicated revolving credit facilities aggregating $6.0 billion at September 30, 2006. The facilities can be used for general corporate purposes and also to provide backup for ILFC’s commercial paper program. They consist of $2.0 billion in a 364-day revolving credit facility that expires in October 2006, with a one-year term out option, $2.0 billion in a five-year revolving credit facility that expires in October 2009 and $2.0 billion in a five-year revolving credit facility that expires in October 2010. Subsequent to September 30, 2006, ILFC replaced the $2.0 billion 364-day facility with a five-year, $2.5 billion facility expiring in October 2011. ILFC expects to replace or extend these credit facilities on or prior to their expiration. There are currently no borrowings under these facilities, nor were any borrowings outstanding as of September 30, 2006.
     As a well-known seasoned issuer, ILFC has filed an automatic shelf registration statement with the SEC allowing ILFC immediate access to the U.S. public debt markets. For the nine months ended September 30, 2006, $1.2 billion of debt securities were issued under this registration statement and $5.8 billion were issued under a prior registration statement. In addition, ILFC has a Euro medium term note program for $7.0 billion, under which $4.28 billion in notes were sold through September 30, 2006. Notes issued under the Euro medium term note program are included in Notes and bonds payable in the preceding table of borrowings. The foreign exchange adjustment for the foreign currency denominated debt was $534 million at September 30, 2006 and $197 million at December 31, 2005. ILFC has substantially eliminated the currency exposure arising from foreign currency denominated notes by economically hedging the portion of the note exposure not already offset by Euro denominated operating lease payments, although such hedges do not qualify for hedge accounting treatment under FAS 133.
     ILFC had a $4.3 billion Export Credit Facility for use in connection with the purchase of approximately 75 aircraft delivered through 2001. This facility was guaranteed by various European Export Credit Agencies. The interest rate varies from 5.75 percent to 5.90 percent on these amortizing ten-year borrowings depending on the delivery date of the aircraft. At September 30, 2006, ILFC had $1.0 billion outstanding under this facility. The debt is collateralized by a pledge of the shares of a subsidiary of ILFC, which holds title to the aircraft financed under the facility.
     In May 2004, ILFC entered into a similarly structured Export Credit Facility for up to a maximum of $2.64 billion for Airbus aircraft to be delivered through May 31, 2005. The facility was subsequently increased to $3.64 billion and extended to include aircraft to be delivered through May 31, 2007. The facility becomes available as the various European Export Credit Agencies provide their guarantees for aircraft based on a six-month forward-looking calendar, and the interest rate is determined through a bid process. At September 30, 2006, ILFC had $1.7 billion outstanding under this facility. Borrowings with respect to these facilities are included in Notes and Bonds Payable in the preceding table of borrowings.
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

American International Group, Inc. and Subsidiaries
(See also the discussions under “Operating Review: Financial Services Operations” and “Liquidity” herein.)
     AGF fulfills its short term cash requirements through the issuance of commercial paper. The issuance of commercial paper is subject to the approval of AGF’s Board of Directors and is not guaranteed by AIG. AGF is a party to unsecured syndicated revolving committed credit facilities aggregating $4.25 billion, including a $2.125 billion 364-day revolving credit facility that expires in July of 2007 and a $2.125 billion five-year revolving credit facility that expires in July of 2010. The 364-day facility allows for the conversion by AGF of any outstanding loans at expiration into a one-year term loan. The facilities can be used for general corporate purposes and also to provide backup for AGF’s commercial paper programs. AGF expects to replace or extend these credit facilities on or prior to their expiration. There are currently no borrowings under these AGF facilities, nor were any borrowings outstanding as of September 30, 2006.
     AGF issued $5.44 billion during 2005 and $1.76 billion in the first nine months of 2006 of fixed rate and variable rate medium term notes ranging in maturities from two to ten years. As of September 30, 2006, notes aggregating $17.48 billion were outstanding with maturity dates ranging from 2006 to 2016 at interest rates ranging from 1.94 percent to 7.50 percent. To the extent deemed appropriate, AGF may enter into swap transactions to manage its effective borrowing with respect to these notes. As a well-known seasoned issuer, AGF has filed an automatic shelf registration statement with the SEC allowing AGF immediate access to the U.S. public debt markets.
     AGF’s other funding sources include private placement debt, retail note issuances, securitizations of finance receivables that AGF accounts for as on-balance-sheet secured financings and bank financings. In addition, AGF has become an established issuer of long-term debt in the international capital markets.
     In addition to debt refinancing activities, proceeds from the collection of finance receivables may be used to pay the principal and interest on AGF’s debt. AIG does not guarantee any of the debt obligations of AGF. See also the discussion under “Operating Review — Financial Services Operations” and “Liquidity” herein.
     AIG Credit Card Company (Taiwan) and AIG Finance (Taiwan) Limited, both consumer finance businesses in Taiwan, have issued commercial paper for the funding of their own operations. AIG did not guarantee the commercial paper issued by either of these subsidiaries.
Contractual Obligations and Other Commercial Commitments
The maturity schedule of AIG’s contractual obligations at September 30, 2006 was as follows:
(in millions)

		Payments due by Period

		Less
		Than
	Total	One	1-3	3+-5	Over Five
	Payments	Year	Years	Years	Years

Borrowings(a)	$121,937	$28,800	$28,763	$26,120	$38,254
Interest payments on borrowings	45,021	4,133	8,351	5,988	26,549
Loss reserves(b)	79,863	21,962	24,358	11,580	21,963
Insurance and investment contract liabilities(c)	633,884	18,756	53,186	48,687	513,255
Aircraft purchase commitments	19,213	983	10,143	4,833	3,254

Total	$899,918	$74,634	$124,801	$97,208	$603,275

(a)	Excludes commercial paper and obligations included as debt pursuant to FIN 46(R) and includes hybrid financial instrument liabilities recorded at fair value.
(b)	Represents future loss and loss adjustment expense payments estimated based on historical loss development payment patterns.
(c)	Insurance and investment contract liabilities include various investment-type products with contractually scheduled maturities including periodic payments of a term certain nature and guaranteed maturities under guaranteed investment contracts. Insurance and investment contract liabilities also include benefit and claim liabilities, of which a significant portion represents policies and contracts that do not have stated contractual maturity dates and may not result in any future payment obligations. For these policies and contracts (i) AIG is currently not making payments until the occurrence of an insurable event, such as death or disability, (ii) payments are conditional on survivorship, or (iii) the occurrence of a payment due to a surrender or other non-scheduled event out of AIG’s control. AIG has made significant assumptions to determine the estimated undiscounted cash flows of these contractual policy benefits which include mortality, morbidity, future lapse rates, expenses, investment returns and interest crediting rates, offset by expected future deposits and premium on in-force policies. Due to the significance of the assumptions used, the amounts presented could be materially different from actual required payments. The amounts presented in this table are undiscounted and therefore exceed the future policy benefits and policyholder contract deposits included in the balance sheet.

American International Group, Inc. and Subsidiaries
The maturity schedule of AIG’s other commercial commitments by segment at September 30, 2006 was as follows:
(in millions)

		Amount of Commitment Expiration

		Less
	Total	Than			Over
	Amounts	One	1-3	3+-5	Five
	Committed	Year	Years	Years	Years

Letters of credit:
Life Insurance & Retirement Services	$185	$31	$1	$23	$130
Parent Company(b)	540	426	1	113	–
DBG	183	183	–	–	–
Standby letters of credit:
Capital Markets	1,749	1,457	77	42	173
Guarantees:
Life Insurance & Retirement Services(a)	2,140	112	419	7	1,602
Aircraft Finance	170	–	–	52	118
Asset Management	252	23	59	–	170
Other commercial commitments(c):
Capital Markets(d)	14,585	4,414	1,515	2,616	6,040
Aircraft Finance(e)	797	–	–	183	614
Life Insurance & Retirement Services(f)	4,281	1,008	1,306	1,080	887
Asset Management	1,193	934	176	47	36
Life Settlement	252	–	252	–	–
DBG(g)	873	245	188	440	–
Parent Company	200	58	118	24	–

Total	$27,400	$8,891	$4,112	$4,627	$9,770

(a)	Primarily AIG SunAmerica construction guarantees connected to affordable housing investments.
(b)	Represents reimbursement obligations under letters of credit issued by commercial banks.

(c)	Excludes commitments with respect to pension plans. The annual pension contribution for 2006 is expected to be approximately $70 million for U.S. and non-U.S. Plans.

(d)	Primarily liquidity facilities provided in connection with certain municipal swap transactions and collateralized bond obligations.
(e)	Primarily in connection with options to acquire aircraft.
(f)	Primarily AIG SunAmerica commitments to invest in partnerships.
(g)	Primarily commitments to invest in limited partnerships.
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
     As a result of the downgrades of AIG’s long-term senior debt ratings, AIG was required to post approximately $1.16 billion of collateral with counterparties to municipal guaranteed investment agreements and financial derivatives transactions. In the event of a further downgrade, AIG will be required to post additional collateral. It is estimated that, as of the close of business on October 31, 2006 based on AIG’s outstanding municipal guaranteed investment agreements and financial derivatives transactions as of such date, a further downgrade of AIG’s long-term senior debt ratings to ‘Aa3’ by Moody’s or ‘AA–’ by S&P would permit counterparties to call for approximately $1.1 billion of additional collateral. Further, additional downgrades could result in requirements for substantial additional collateral, which could have a material effect on how AIG manages its liquidity. The actual amount of additional collateral that AIG would be required to post to counterparties in the event of such downgrades depends on market conditions, the market value of the outstanding affected transactions and other factors prevailing at the time of the downgrade. Any additional obligations to post collateral will increase the demand on AIG’s liquidity.

American International Group, Inc. and Subsidiaries
Shareholders’ Equity
AIG’s consolidated shareholders’ equity increased during the first nine months of 2006 and twelve months of 2005 as follows:

	September 30,	December 31,
(in millions)	2006	2005

Beginning of year	$86,317	$79,673
Net income	10,609	10,477
Unrealized appreciation (depreciation) of investments, net of taxes	(852)	(1,978)
Cumulative translation adjustment, net of taxes	623	(540)
Dividends to shareholders	(1,260)	(1,615)
Other*	717	300

End of period	$96,154	$86,317

* Reflects the effects of employee stock transactions and in 2006 also reflects the cumulative effect of accounting changes.
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
Stock Purchase
During 2006, AIG did not purchase any shares of its common stock under its existing share repurchase authorization. AIG from time to time may buy shares of its common stock in the open market for general corporate purposes, including to satisfy its obligations under various employee benefit plans. At September 30, 2006, an additional 36,542,700 shares could be purchased under the then current authorization by AIG’s Board of Directors.
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

American International Group, Inc. and Subsidiaries
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
     AIG’s U.S. operations are negatively affected under guarantee fund assessment laws which exist in most states. As a result of operating in a state which has guarantee fund assessment laws, a solvent insurance company may be assessed for certain obligations arising from the insolvencies of other insurance companies which operated in that state. AIG generally records these assessments upon notice. Additionally, certain states permit at least a portion of the assessed amount to be used as a credit against a company’s future premium tax liabilities. Therefore, the ultimate net assessment cannot reasonably be estimated. The guarantee fund assessments net of credits for the first nine months of 2006 were $74 million.
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
     At September 30, 2006, AIG’s consolidated invested assets included $24.14 billion of cash and short-term investments. Consolidated net cash provided by operating activities in the first nine months of 2006 amounted to $6.0 billion.
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

American International Group, Inc. and Subsidiaries
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
     In addition to the combined insurance pretax operating cash flow, AIG’s insurance operations held $12.75 billion in cash and short-term investments at September 30, 2006. Operating cash flow and the cash and short-term balances held provided AIG’s insurance operations with a significant amount of liquidity. AIG subsidiaries have also issued debt securities to meet capital needs. In December 2005, Transatlantic issued $750 million of debt securities in a public offering, of which $450 million were purchased by other AIG subsidiaries. Transatlantic contributed the proceeds of the offering to a reinsurance company subsidiary.
     This liquidity is available, among other things, to purchase predominately high quality and diversified fixed income securities and, to a lesser extent, marketable equity securities, and to provide mortgage loans on real estate, policy loans and collateral loans. This cash flow coupled with proceeds of approximately $91 billion from the maturities, sales and redemptions of fixed income securities and from the sale of equity securities was used to purchase approximately $110 billion of fixed income securities and marketable equity securities during the first nine months of 2006.
     AIG’s major Financial Services operating subsidiaries consist of AIGFP, ILFC, AGF, AIGCFG and AI Credit. Sources of funds considered in meeting the liquidity needs of AIGFP’s operations include guaranteed investment agreements, issuance of long-term and short-term debt, proceeds from maturities and sales of securities available for sale, securities sold under repurchase agreements, and securities and spot commodities sold but not yet purchased. ILFC, AGF, AIGCFG and AI Credit all utilize the commercial paper markets, retail and wholesale deposits, bank loans and bank credit facilities as sources of liquidity. ILFC and AGF also fund in the domestic and international capital markets without reliance on any guarantee from AIG. An additional source of liquidity for ILFC is the use of export credit facilities. AIGCFG also uses wholesale and retail bank deposits as sources of funds. On occasion, AIG has provided equity capital to ILFC, AGF and AIGCFG and provides intercompany loans to AIGCFG. An AIG subsidiary purchased additional shares of ILFC in the amount of $400 million during the third quarter of 2005. Cash flow provided from operations is a major source of liquidity for AIG’s primary Financial Services operating subsidiaries.
     AIG, the parent company, funds its short-term working capital needs through commercial paper issued by AIG Funding. As of September 30, 2006, AIG Funding had $4.48 billion of commercial paper outstanding with an average maturity of 27 days. As additional liquidity, AIG parent has a $2 billion inter-company revolving credit facility provided by certain of its subsidiaries, a $1.625 billion 364-day revolving bank credit facility that expires in July 2007, a $1.625 billion five year revolving bank credit facility that expires in July 2011 and a $3 billion 364-day revolving credit facility that expires in November 2006, of which $511 million is currently available as back-up liquidity. AIG parent’s primary sources of cash flow are dividends and loans from its subsidiaries. AIG parent’s primary uses of cash flow are for debt service, capital contributions to subsidiaries and the payment of dividends to shareholders. On November 9, 2006, AIG intends to redeem its Zero Coupon Convertible Senior Debentures that were issued on November 9, 2001. The aggregate redemption price payable by AIG is approximately $1.07 billion. See also Note 9 of Notes to Consolidated Fi-

American International Group, Inc. and Subsidiaries
nancial Statements in AIG’s 2005 Annual Report on Form 10-K/A for additional information on debt maturities for AIG and its subsidiaries.
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

American International Group, Inc. and Subsidiaries
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
     AIG calculated the VaR with respect to the net fair value of each of AIG’s insurance segments as of September 30, 2006 and December 31, 2005. The VaR number represents the maximum potential loss as of those dates that could be incurred with a 95 percent confidence (i.e., only five percent of historical scenarios show losses greater than the VaR figure) within a one-month holding period. AIG uses the historical simulation methodology that entails repricing all assets and liabilities under explicit changes in market rates within a specific historical time period. AIG uses the most recent three years of historical market information for interest rates, foreign exchange rates, and equity index prices. For each scenario, each transaction was repriced. Portfolio, business unit and finally AIG-wide scenario values are then calculated by netting the values of all the underlying assets and liabilities.
The following table presents the period-end, average, high and low VaRs on a combined basis and of each component of market risk for each of AIG’s insurance segments as of September 30, 2006 and December 31, 2005. Due to diversification effects, the combined VaR is always smaller than the sum of its components.

	2006				2005*

		For the nine months ended			As of	For the year ended
	As of September 30,	September 30,			December 31,	December 31,

(in millions)		Average	High	Low		Average	High	Low

General Insurance:
Market risk:
Combined	$1,703	$1,692	$1,776	$1,617	$1,617	$1,585	$1,672	$1,396
Interest rate	1,566	1,659	1,717	1,566	1,717	1,746	1,931	1,563
Currency	200	150	200	119	130	125	139	111
Equity	535	546	560	535	535	651	727	535
Life Insurance & Retirement Services:
Market risk:
Combined	$4,469	$4,794	$5,276	$4,442	$4,515	$4,737	$5,024	$4,515
Interest rate	4,218	4,619	5,032	4,218	4,382	4,488	4,750	4,382
Currency	580	548	597	475	541	511	560	442
Equity	1,312	1,222	1,312	1,143	762	953	1,024	762

*	The calculations of Equity VaR for the Life Insurance & Retirement Services segment shown above for all 2006 periods include structured exposures and exposures related to equity-linked guarantees on variable annuity products. These exposures are not included in the Equity VaR calculations for the 2005 periods.
In the Life Insurance & Retirement Services segment, the Combined VaR is near the low point in the range for 2006 and is similar to the Combined VaR at the end of 2005. The Equity VaR increase during 2006 did not cause a corresponding increase in Combined VaR due to both diversification effects and to declines in interest rate volatilities, which reduced Interest Rate VaR during 2006.
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
     ILFC is exposed to market risk and the risk of loss of fair value and possible liquidity strain resulting from adverse fluctuations in interest rates. As of September 30, 2006 and December 31, 2005, AIG statistically measured the loss of fair value through the application of a VaR model. In this analysis, the net fair value of Aircraft Finance operations was determined using the financial instrument assets which included the tax adjusted future flight equipment lease revenue, and the financial instrument liabilities which included the

American International Group, Inc. and Subsidiaries
future servicing of the current debt. The estimated effect of the current derivative positions was also taken into account.
     AIG calculated the VaR with respect to the net fair value of Aircraft Finance operations using the historical simulation methodology, as previously described. As of September 30, 2006 and December 31, 2005, the average VaR with respect to the net fair value of Aircraft Finance operations was approximately $165 million and $129 million, respectively. In late 2005, ILFC lengthened the average maturity of its debt, leading to an increase in its VaR.
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
     Systems used by Capital Markets operations can monitor each unit’s respective market positions on an intraday basis. AIGFP operates in major business centers overseas and therefore is open for business essentially 24 hours a day. Thus, the market exposure and offset strategies are regularly monitored, reviewed and coordinated.
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
The following table presents the VaR on a combined basis and of each component of market risk for Capital Markets operations as of September 30, 2006 and December 31, 2005. Due to diversification effects, the combined VaR is always smaller than the sum of its components.

(in millions)	2006	2005

Combined	$19	$22
Interest rate	9	9
Currency	7	3
Equity	15	14
Commodity	14	9

American International Group, Inc. and Subsidiaries
The following table presents the average, high and low VaRs on a combined basis and of each component of market risk for Capital Markets operations as of September 30, 2006 and December 31, 2005. Due to diversification effects, the combined VaR is always smaller than the sum of its components.

	2006			2005

(in millions)	Average	High	Low	Average	High	Low

Combined	$20	$22	$19	$17	$22	$13
Interest rate	8	9	7	9	11	6
Currency	6	9	3	4	6	3
Equity	14	15	12	9	16	5
Commodity	12	16	9	8	10	7

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

Because the specific international RDS events do not necessarily correspond to AIG’s international exposures, AIG also runs simulations against its own exposures where statistical return period losses associated with the written exposure specific to AIG’s exposures provide the basis for monitoring risk. Based on these simulations, the 100 year return period for Japanese Earthquake is $359 million gross, and $113 million net, the 100 year return period for European Windstorm is $168 million gross, and $54 million net, and the 100 year return period for the Japanese Typhoon is $313 million gross, and $260 million net.
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

American International Group, Inc. and Subsidiaries
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
     On September 13, 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108).
     In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (FAS No. 157).
     In September 2006, the FASB issued FAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (FAS No. 158).
     For further discussion of these recent accounting standards and its application to AIG, see Note 8 of the Notes to Consolidated Financial Statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Included in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
ITEM 4. CONTROLS AND PROCEDURES
In connection with the preparation of this Form 10-Q, an evaluation was carried out by AIG’s management, with the participation of AIG’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of AIG’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on its evaluation, and in light of the previously identified material weaknesses in internal control over financial reporting, as of December 31, 2005, described within the 2005 Annual Report on Form 10-K, AIG’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2006, AIG’s disclosure controls and procedures were ineffective. In addition, there has been no change in AIG’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, AIG’s internal control over financial reporting.

American International Group, Inc. and Subsidiaries
Part II – OTHER INFORMATION

ITEM 1A.	Risk Factors.
The following supplements the significant factors that may affect our business and operations described under “Risk Factors” in Item 1A. of Part I of AIG’s 2005 Annual Report on Form 10-K and Item 1A. of Part II of AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.
There are limited suppliers of aircraft and engines.
The supply of jet transport aircraft, which ILFC purchases and leases, is dominated by two airframe manufacturers, Boeing and Airbus, and a limited number of engine manufacturers. As a result, ILFC is dependent on the manufacturers’ success in remaining financially stable, producing aircraft and related components which meet the airlines’ demands, both in type and quantity, and fulfilling their contractual obligations to ILFC. Competition between the manufacturers for market share is also escalating and may cause instances of deep discounting for certain aircraft types and may negatively affect ILFC’s competitive pricing.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The table below provides information with respect to purchases of AIG Common stock during the three months ended September 30, 2006.

				Maximum Number
			Total Number of	of Shares that May
			Shares Purchased	Yet Be Purchased
	Total	Average	as Part of Publicly	Under the Plans
	Number of	Price Paid	Announced Plans	or Programs
Period	Shares Purchased(1)	per Share	or Programs	at End of Month(2)

July 1 - 31	–	$–	–	36,542,700
August 1 - 31	–	–	–	36,542,700
September 1 - 30	–	–	–	36,542,700

Total	–	$–	–

(1)	Does not include 41,230 shares delivered or attested to in satisfaction of the exercise price by holders of AIG employee stock options exercised during the three months ended September 30, 2006.
(2)	On July 19, 2002, AIG announced that its Board of Directors had authorized the open market purchase of up to 10 million shares of common stock. On February 13, 2003, AIG announced that the Board had expanded the existing program through the authorization of an additional 50 million shares. The purchase program has no set expiration or termination date.

ITEM 6.	Exhibits.
See accompanying Exhibit Index.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN INTERNATIONAL GROUP, INC.
(Registrant)

/s/ Steven J. Bensinger

Steven J. Bensinger
Executive Vice President and Chief Financial Officer

/s/ David L. Herzog

David L. Herzog
Senior Vice President and Comptroller
(Principal Accounting Officer)
Dated: November 9, 2006

EXHIBIT INDEX

Exhibit
Number	Description	Location

11	Statement re computation of per share earnings	Included in Note (3) of Notes to Consolidated Financial Statements.
12	Statement re computation of ratios	Filed herewith.
31	Rule 13a-14(a)/15d-14(a) Certifications	Filed herewith.
32	Section 1350 Certifications	Filed herewith.