Form 10-K
period 2006-12-31
AMERICAN INTERNATIONAL GROUP INC
filed 2007-03-01
CIK 5272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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
Yes ☐                  No ☑
    The aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant computed by reference to the price at which the common equity was last sold as of June 30, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $130,207,300,000.
    As of January 31, 2007, there were outstanding 2,601,583,676 shares of Common Stock, $2.50 par value per share, of the registrant.
Documents Incorporated by Reference:
    Portions of the registrant’s definitive proxy statement filed or to be filed with the Securities and Exchange Commission pursuant to Regulation 14A involving the election of directors at the Annual Meeting of Shareholders of the registrant scheduled to be held on May 16, 2007 are incorporated by reference in Part III of this Form 10-K.

Form 10-K 2006 AIG        1

American International Group, Inc. and Subsidiaries

*	Except for the information provided in Part I under the heading “Directors and Executive Officers of AIG,” Part III Items 10, 11, 12, 13 and 14 are included in AIG’s Definitive Proxy Statement to be used in connection with AIG’s Annual Meeting of Shareholders scheduled to be held on May 16, 2007.
2       AIG 2006 Form 10-K

American International Group, Inc. and Subsidiaries
Part I

Item 1.
Business
American International Group, Inc. (AIG), a Delaware corporation, is a holding company which, through its subsidiaries, is engaged in a broad range of insurance and insurance-related activities in the United States and abroad. AIG’s primary activities include both General Insurance and Life Insurance & Retirement Services operations. Other significant activities include Financial Services and Asset Management. The principal business units in each of AIG’s segments are as follows*:
General Insurance

American Home Assurance Company (American Home)

National Union Fire Insurance Company of Pittsburgh, Pa. (National Union)

New Hampshire Insurance Company (New Hampshire)

Lexington Insurance Company (Lexington)

The Hartford Steam Boiler Inspection and Insurance Company (HSB)

Transatlantic Reinsurance Company

United Guaranty Residential Insurance Company

American International Underwriters Overseas, Ltd. (AIUO)
Life Insurance & Retirement Services

Domestic:

American General Life Insurance Company (AIG American General)

American General Life and Accident Insurance Company (AGLA)

The United States Life Insurance Company in the City of New York (USLIFE)

The Variable Annuity Life Insurance Company (VALIC)

AIG Annuity Insurance Company (AIG Annuity)

SunAmerica Life Insurance Company (SunAmerica Life)

AIG SunAmerica Life Assurance Company

Foreign:

American Life Insurance Company (ALICO)

AIG Star Life Insurance Co., Ltd. (AIG Star Life)

AIG Edison Life Insurance Company (AIG Edison Life)

American International Assurance Company, Limited, together with American International Assurance Company (Bermuda) Limited (AIA)

American International Reinsurance Company Limited (AIRCO)

Nan Shan Life Insurance Company, Ltd. (Nan Shan)

The Philippine American Life and General Insurance Company (Philamlife)
Financial Services

International Lease Finance Corporation (ILFC)

AIG Financial Products Corp. and AIG Trading Group Inc. and their respective subsidiaries (collectively, AIGFP)

American General Finance, Inc. (AGF)

AIG Consumer Finance Group, Inc. (AIGCFG)

Imperial A.I. Credit Companies
Asset Management

AIG SunAmerica Asset Management Corp. (SAAMCo)

AIG Global Asset Management Holdings Corp. and its
subsidiaries and affiliated companies (collectively, AIGGIG)
    At December 31, 2006, AIG and its subsidiaries had approximately 106,000 employees.
    AIG’s Internet address for its corporate website is www.aigcorporate.com. AIG makes available free of charge, through the Investor Information section of AIG’s corporate website, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and Proxy Statements on Schedule 14A and amendments to those reports or statements filed or furnished pursuant to Section 13(a), 14(a) or 15(d) of the Securities Exchange Act of 1934 (the Exchange Act) as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). AIG also makes available on its corporate website copies of the charters for its Audit, Nominating and Corporate Governance and Compensation Committees, as well as its Corporate Governance Guidelines (which include Director Independence Standards), Director, Executive Officer and Senior Financial Officer Code of Business Conduct and Ethics, Employee Code of Conduct and Related-Party Transactions Approval Policy. Except for the documents specifically incorporated by reference into this Annual Report on Form 10-K, information contained on AIG’s website or that can be accessed through its website is not incorporated by reference into this Annual Report on Form 10-K.
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

*For information on AIG’s business segments, see Note 2 of Notes to Consolidated Financial Statements.
Form 10-K 2006 AIG        3

American International Group, Inc. and Subsidiaries

The following table presents the general development of the business of AIG on a consolidated basis, the contributions made to AIG’s consolidated revenues and operating income and the assets held, in the periods indicated, by its General Insurance, Life Insurance & Retirement Services, Financial Services and Asset Management operations and other realized capital gains (losses). For additional information, see Item 6. Selected Financial Data, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes 1 and 2 of Notes to Consolidated Financial Statements.

Years Ended December 31,
(in millions)	2006	2005	2004	2003	2002

General Insurance operations:
Gross premiums written	$56,280	$52,725	$52,046	$46,938	$36,678
Net premiums written	44,866	41,872	40,623	35,031	26,718
Net premiums earned	43,451	40,809	38,537	31,306	23,595
Net investment income(a)	5,696	4,031	3,196	2,566	2,350
Realized capital gains (losses)	59	334	228	(39)	(345)
Operating income(a)(b)(c)(d)	10,412	2,315	3,177	4,502	923
Identifiable assets	167,004	150,667	131,658	117,511	105,891
Statutory measures(e):
Statutory underwriting profit (loss)(b)(c)(d)	4,408	(2,165)	(564)	1,559	(1,843)

Loss ratio	64.6	81.1	78.8	73.1	83.1
Expense ratio	24.5	23.6	21.5	19.6	21.8

Combined ratio(d)	89.1	104.7	100.3	92.7	104.9

Life Insurance & Retirement Services operations:
GAAP premiums	30,636	29,400	28,088	23,496	20,694
Net investment income(a)	19,439	18,134	15,269	12,942	11,243
Realized capital gains (losses) (f)	88	(158)	45	362	(295)
Operating income(a)	10,032	8,904	7,925	6,929	5,258
Identifiable assets	534,977	480,622	447,841	372,126	289,914
Insurance in-force at end of year(g)	2,070,600	1,852,833	1,858,094	1,583,031	1,298,592

Financial Services operations:
Interest, lease and finance charges(h)	8,010	10,525	7,495	6,242	6,822
Operating income(h)	524	4,276	2,180	1,182	2,125
Identifiable assets	206,845	166,488	165,995	141,667	128,104

Asset Management operations:
Net investment income from spread-based products and advisory and management fees	5,814	5,325	4,714	3,651	3,467
Operating income	2,346	2,253	2,125	1,316	1,125
Identifiable assets	97,913	81,080	80,075	64,047	53,732

Other operations:
Realized capital gains (losses)	(41)	165	(229)	(765)	(1,013)
All other(i)	(1,586)	(2,700)	(333)	(1,257)	(610)
Revenues(j)(k)	113,194	108,905	97,666	79,421	66,171
Total operating income(a)(j)(l)	21,687	15,213	14,845	11,907	7,808
Total assets	979,414	853,051	801,007	675,602	561,131

(a)	Includes the effect of out of period adjustments related to the accounting for certain interests in unit investment trusts and other mutual funds (unit investment trusts). For 2006, the effect was an increase of $490 million in both revenues and operating income for General Insurance and an increase of $240 million and $169 million in revenues and operating income, respectively, for Life Insurance & Retirement Services.

(b)	Includes current year catastrophe-related losses of $2.89 billion and $1.05 billion in 2005 and 2004, respectively. There were no significant catastrophe-related losses in 2006.

(c)	Includes additional losses incurred and net reinstatement premiums related to prior year catastrophes of $199 million and $277 million in 2006 and 2005, respectively.

(d)	Operating income was reduced by fourth quarter charges of $1.8 billion, $850 million and $2.1 billion for 2005, 2004 and 2002, respectively, resulting from the annual review of General Insurance loss and loss adjustment reserves. In 2006, 2005 and 2004, changes in estimates for asbestos and environmental reserves were $198 million, $873 million and $850 million, respectively.

(e)	Calculated on the basis under which the U.S.-domiciled insurance companies are required to report such measurements to regulatory authorities.
4       AIG 2006 Form 10-K

American International Group, Inc. and Subsidiaries

(f)	Includes the effect of hedging activities that did not qualify for hedge accounting treatment under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133) and the application of Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation” (FAS 52). For 2006, 2005, 2004, 2003 and 2002, respectively, the amounts included are $355 million, $(495) million, $(140) million, $78 million and $(91) million.

(g)	2005 includes the effect of the non-renewal of a single large group life case of $36 billion. Also, the foreign in-force is translated to U.S. dollars at the appropriate balance sheet exchange rate in each period.

(h)	Includes the effect of hedging activities that did not qualify for hedge accounting treatment under FAS 133, including the related foreign exchange gains and losses. For 2006, 2005, 2004, 2003 and 2002, respectively, the effect was $(1.82) billion, $2.01 billion, $(122) million, $(1.01) billion and $220 million in both revenues and operating income for Capital Markets. These amounts result primarily from interest rate and foreign currency derivatives that are economically hedging available for sale securities and borrowings. For 2004, 2003 and 2002, respectively, the effect was $(27) million, $49 million and $20 million in operating income for Aircraft Leasing. In 2006 and 2005, Aircraft Leasing derivative gains and losses were reported as part of AIG’s Other category, and were not reported in Aircraft Leasing operating income.

(i)	Includes $1.6 billion of regulatory settlement costs in 2005 as described under Item 3. Legal Proceedings.

(j)	Includes the effect of hedging activities that did not qualify for hedge accounting treatment under FAS 133, including the related foreign exchange gains and losses. For 2006, 2005, 2004, 2003 and 2002, respectively, the effect was $(1.86) billion, $2.02 billion, $385 million, $(1.50) billion and $(216) million in revenues and $(1.86) billion, $2.02 billion, $671 million, $(1.22) billion and $(58) million in operating income. These amounts result primarily from interest rate and foreign currency derivatives that are hedging available for sale securities and borrowings.

(k)	Represents the sum of General Insurance net premiums earned, Life Insurance & Retirement Services GAAP premiums, net investment income, Financial Services interest, lease and finance charges, Asset Management net investment income from spread-based products and advisory and management fees, and realized capital gains (losses).

(l)	Represents income before income taxes, minority interest and cumulative effect of accounting changes.
Form 10-K 2006 AIG        5

American International Group, Inc. and Subsidiaries

General Insurance Operations
AIG’s General Insurance subsidiaries are multiple line companies writing substantially all lines of commercial property and casualty insurance and various personal lines both domestically and abroad. Domestic General Insurance operations are comprised of the Domestic Brokerage Group (DBG), Reinsurance, Personal Lines, and Mortgage Guaranty.
    AIG is diversified both in terms of classes of business and geographic locations. In General Insurance, workers compensation business is the largest class of business written and represented approximately 15 percent of net premiums written for the year ended December 31, 2006. During 2006, 8 percent and 7 percent of the direct General Insurance premiums written (gross premiums less return premiums and cancellations, excluding reinsurance assumed and before deducting reinsurance ceded) were written in California and New York, respectively. No other state accounted for more than five percent of such premiums.
    The majority of AIG’s General Insurance business is in the casualty classes, which tend to involve longer periods of time for the reporting and settling of claims. This may increase the risk and uncertainty with respect to AIG’s loss reserve development.
DBG
AIG’s primary Domestic General Insurance division is DBG. DBG’s business in the United States and Canada is conducted through American Home, National Union, Lexington, HSB and certain other General Insurance company subsidiaries of AIG. During 2006, DBG accounted for 54 percent of AIG’s General Insurance net premiums written.
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
    In addition to writing substantially all classes of business insurance, including large commercial or industrial property insurance, excess liability, inland marine, environmental, workers compensation and excess and umbrella coverages, DBG offers many specialized forms of insurance such as aviation, accident and health, equipment breakdown, directors and officers liability (D&O), difference-in-conditions, kidnap-ransom, export credit and political risk, and various types of professional errors and omissions coverages. The AIG Risk Management operation provides insurance and risk management programs for large corporate customers. The AIG Risk Finance operation is a leading provider of customized structured insurance products. Also included in DBG are the operations of AIG Environmental, which focuses specifically on providing specialty products to clients with environmental exposures. Lexington writes surplus lines for risks which conventional insurance companies do not readily provide insurance coverage, either because of complexity or because the coverage does not lend itself to conventional contracts. The AIG Worldsource Division introduces and coordinates AIG’s products and services to U.S.-based multinational clients and foreign corporations doing business in the U.S.
    Certain of the products of the DBG companies include funding components or have been structured so that little or no insurance risk is actually transferred. Funds received in connection with these products are recorded as deposits and included in other liabilities, rather than premiums and incurred losses.
Reinsurance
The subsidiaries of Transatlantic Holdings, Inc. (Transatlantic) offer reinsurance on both a treaty and facultative basis to insurers in the U.S. and abroad. Transatlantic structures programs for a full range of property and casualty products with an emphasis on specialty risk. Transatlantic is a public company owned 59.2 percent by AIG and therefore is included in AIG’s consolidated financial statements.
Personal Lines
AIG’s Personal Lines operations provide automobile insurance through AIG Direct, a mass marketing operation, the Agency Auto Division and 21st Century Insurance Group (21st Century), as well as a broad range of coverages for high net-worth individuals through the AIG Private Client Group. 21st Century is a public company owned 61.9 percent by AIG and therefore is included in AIG’s consolidated financial statements. During the first quarter of 2007, AIG offered to acquire the outstanding shares of 21st Century not already owned by AIG and its subsidiaries.
Mortgage Guaranty
The main business of the subsidiaries of United Guaranty Corporation (UGC) is the issuance of residential mortgage guaranty insurance, both domestically and internationally, on conventional first lien mortgages for the purchase or refinance of one to four family residences. UGC subsidiaries also write second lien and private student loan guaranty insurance.
Foreign General Insurance
AIG’s Foreign General Insurance group accepts risks primarily underwritten through American International Underwriters (AIU), a marketing unit consisting of wholly owned agencies and insurance companies. The Foreign General Insurance group also includes business written by AIG’s foreign-based insurance subsidiaries. The Foreign General Insurance group uses various marketing methods and multiple distribution channels to write both commercial and consumer lines insurance with certain refinements for local laws, customs and needs. AIU operates in Asia, the Pacific Rim, Europe, including the U.K., Africa, the Middle East and Latin America. During 2006, the Foreign General Insurance group accounted for 25 percent of AIG’s General Insurance net premiums written.
Discussion and Analysis of Consolidated Net Losses and Loss Expense Reserve Development
The reserve for net losses and loss expenses represents the accumulation of estimates for reported losses (case basis reserves) and provisions for losses incurred but not reported
6       AIG 2006 Form 10-K

American International Group, Inc. and Subsidiaries

(IBNR), both reduced by applicable reinsurance recoverable and the discount for future investment income, where permitted. Losses and loss expenses are charged to income as incurred.
    Loss reserves established with respect to foreign business are set and monitored in terms of the respective local or functional currency. Therefore, no assumption is included for changes in currency rates. See also Note 1(b) of Notes to Consolidated Financial Statements.
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
    The “Analysis of Consolidated Losses and Loss Expense Reserve Development” table presents the development of net losses and loss expense reserves for calendar years 1996 through 2006. Immediately following this table is a second table that presents all data on a basis that excludes asbestos and environmental net losses and loss expense reserve development. The opening reserves held are shown at the top of the table for each year end date. The amount of loss reserve discount included in the opening reserve at each date is shown immediately below the reserves held for each year. The undiscounted reserve at each date is thus the sum of the discount and the reserve held.
    The upper half of the table presents the cumulative amounts paid during successive years related to the undiscounted opening loss reserves. For example, in the table that excludes asbestos and environmental losses, with respect to the net losses and loss expense reserve of $24.75 billion as of December 31, 1999, by the end of 2006 (seven years later) $29.16 billion had actually been paid in settlement of these net loss reserves. In addition, as reflected in the lower section of the table, the original undiscounted reserve of $25.82 billion was reestimated to be $36.28 billion at December 31, 2006. This increase from the original estimate would generally result from a combination of a number of factors, including reserves being settled for larger amounts than originally estimated. The original estimates will also be increased or decreased as more information becomes known about the individual claims and overall claim frequency and severity patterns. The redundancy (deficiency) depicted in the table, for any particular calendar year, presents the aggregate change in estimates over the period of years subsequent to the calendar year reflected at the top of the respective column heading. For example, the redundancy of $259 million at December 31, 2006 related to December 31, 2005 net losses and loss expense reserves of $57.34 billion represents the cumulative amount by which reserves for 2005 and prior years have developed favorably during 2006.
    The bottom of each table below presents the remaining undiscounted and discounted net loss reserve for each year. For example, in the table that excludes asbestos and environmental losses, for the 2001 year end, the remaining undiscounted reserves held as of December 31, 2006 are $12.25 billion, with a corresponding discounted net reserve of $11.35 billion.
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
Form 10-K 2006 AIG        7

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

(in millions)	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006

Net Reserves Held	$20,496	$20,901	$25,418	$25,636	$25,684	$26,005	$29,347	$36,228	$47,254	$57,476	$62,630
Discount (in Reserves Held)	393	619	897	1,075	1,287	1,423	1,499	1,516	1,553	2,110	2,264
Net Reserves Held (Undiscounted)	20,889	21,520	26,315	26,711	26,971	27,428	30,846	37,744	48,807	59,586	64,894
Paid (Cumulative) as of:
One year later	5,712	5,607	7,205	8,266	9,709	11,007	10,775	12,163	14,910	15,326
Two years later	9,244	9,754	12,382	14,640	17,149	18,091	18,589	21,773	24,377
Three years later	11,943	12,939	16,599	19,901	21,930	23,881	25,513	28,763
Four years later	14,152	15,484	20,263	23,074	26,090	28,717	30,757
Five years later	16,077	17,637	22,303	25,829	29,473	32,685
Six years later	17,551	18,806	24,114	28,165	32,421
Seven years later	18,415	19,919	25,770	30,336
Eight years later	19,200	21,089	27,309
Nine years later	20,105	22,177
Ten years later	20,972

(in millions)	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006

Net Reserves Held (undiscounted)	$20,889	$21,520	$26,315	$26,711	$26,971	$27,428	$30,846	$37,744	$48,807	$59,586	$64,894
Undiscounted Liability as of:
One year later	20,795	21,563	25,897	26,358	26,979	31,112	32,913	40,931	53,486	59,533
Two years later	20,877	21,500	25,638	27,023	30,696	33,363	37,583	49,463	55,009
Three years later	20,994	21,264	26,169	29,994	32,732	37,964	46,179	51,497
Four years later	20,776	21,485	28,021	31,192	36,210	45,203	48,427
Five years later	20,917	22,405	28,607	33,910	41,699	47,078
Six years later	21,469	22,720	30,632	38,087	43,543
Seven years later	21,671	24,209	33,861	39,597
Eight years later	22,986	26,747	34,986
Nine years later	25,264	27,765
Ten years later	26,091
Net Redundancy/(Deficiency)	(5,202)	(6,245)	(8,671)	(12,886)	(16,572)	(19,650)	(17,581)	(13,753)	(6,202)	53
Remaining Reserves (Undiscounted)	5,119	5,588	7,677	9,261	11,122	14,393	17,670	22,734	30,632	44,207
Remaining Discount	360	427	517	623	748	894	1,079	1,265	1,484	1,809
Remaining Reserves	4,759	5,161	7,160	8,638	10,374	13,499	16,591	21,469	29,148	42,398

The following table presents the gross liability (before discount), reinsurance recoverable and net liability recorded at each year end and the reestimation of these amounts as of December 31, 2006.

(in millions)	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006

Gross Liability, End of Year	$32,605	$32,049	$36,973	$37,278	$39,222	$42,629	$48,173	$53,387	$63,431	$79,279	$82,263
Reinsurance Recoverable, End of Year	11,716	10,529	10,658	10,567	12,251	15,201	17,327	15,643	14,624	19,693	17,369
Net Liability, End of Year	20,889	21,520	26,315	26,711	26,971	27,428	30,846	37,744	48,807	59,586	64,894
Reestimated Gross Liability	41,685	43,993	53,004	58,320	63,768	67,554	68,657	69,007	70,895	78,946
Reestimated Reinsurance Recoverable	15,594	16,227	18,018	18,723	20,224	20,476	20,229	17,511	15,886	19,413
Reestimated Net Liability	26,091	27,766	34,986	39,597	43,544	47,078	48,428	51,496	55,009	59,533
Cumulative Gross Redundancy/ (Deficiency)	(9,080)	(11,944)	(16,031)	(21,042)	(24,546)	(24,925)	(20,484)	(15,620)	(7,464)	333

8       AIG 2006 Form 10-K

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

(in millions)	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006

Net Reserves Held	$19,753	$20,113	$24,554	$24,745	$24,829	$25,286	$28,650	$35,559	$45,742	$55,227	$60,451
Discount (in Reserves Held)	393	619	897	1,075	1,287	1,423	1,499	1,516	1,553	2,110	2,264
Net Reserves Held (Undiscounted)	20,146	20,732	25,451	25,820	26,116	26,709	30,149	37,075	47,295	57,336	62,715
Paid (Cumulative) as of:
One year later	5,603	5,467	7,084	8,195	9,515	10,861	10,632	11,999	14,718	15,047
Two years later	8,996	9,500	12,190	14,376	16,808	17,801	18,283	21,419	23,906
Three years later	11,582	12,618	16,214	19,490	21,447	23,430	25,021	28,129
Four years later	13,724	14,972	19,732	22,521	25,445	28,080	29,987
Five years later	15,460	16,983	21,630	25,116	28,643	31,771
Six years later	16,792	18,014	23,282	27,266	31,315
Seven years later	17,519	18,972	24,753	29,162
Eight years later	18,149	19,960	26,017
Nine years later	18,873	20,779
Ten years later	19,471

(in millions)	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006

Net Reserves Held (undiscounted)	$20,146	$20,732	$25,451	$25,820	$26,116	$26,709	$30,149	$37,075	$47,295	$57,336	$62,715
Undiscounted Liability as of:
One year later	19,904	20,576	24,890	25,437	26,071	30,274	32,129	39,261	51,048	57,077
Two years later	19,788	20,385	24,602	26,053	29,670	32,438	35,803	46,865	52,364
Three years later	19,777	20,120	25,084	28,902	31,619	36,043	43,467	48,691
Four years later	19,530	20,301	26,813	30,014	34,102	42,348	45,510
Five years later	19,633	21,104	27,314	31,738	38,655	44,018
Six years later	20,070	21,336	28,345	34,978	40,294
Seven years later	20,188	21,836	30,636	36,283
Eight years later	20,515	23,441	31,556
Nine years later	21,858	24,261
Ten years later	22,486
Net Redundancy/(Deficiency)	(2,340)	(3,529)	(6,105)	(10,463)	(14,178)	(17,309)	(15,361)	(11,616)	(5,069)	259
Remaining Reserves (undiscounted)	3,015	3,482	5,539	7,121	8,979	12,247	15,523	20,562	28,458	42,030
Remaining Discount	360	427	517	623	748	894	1,079	1,265	1,484	1,809
Remaining Reserves	2,655	3,055	5,022	6,498	8,231	11,353	14,444	19,297	26,974	40,221

The following table presents the gross liability (before discount), reinsurance recoverable and net liability recorded at each year end and the reestimation of these amounts as of December 31, 2006.

(in millions)	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006

Gross Liability, End of Year	$30,302	$29,740	$34,474	$34,666	$36,777	$40,400	$46,036	$51,363	$59,897	$73,912	$77,211
Reinsurance Recoverable, End of Year	10,156	9,008	9,023	8,846	10,661	13,691	15,887	14,288	12,602	16,576	14,495
Net Liability, End of Year	20,146	20,732	25,451	25,820	26,116	26,709	30,149	37,075	47,295	57,336	62,715
Reestimated Gross Liability	32,186	34,940	44,281	50,004	55,974	60,289	61,735	62,488	64,772	73,241
Reestimated Reinsurance Recoverable	9,699	10,679	12,725	13,722	15,680	16,270	16,225	13,797	12,409	16,164
Reestimated Net Liability	22,487	24,261	31,556	36,282	40,294	44,019	45,510	48,691	52,363	57,077
Cumulative Gross Redundancy/(Deficiency)	(1,884)	(5,200)	(9,807)	(15,338)	(19,197)	(19,889)	(15,699)	(11,125)	(4,875)	671

Form 10-K 2006 AIG        9

American International Group, Inc. and Subsidiaries

    The reserve for losses and loss expenses as reported in AIG’s consolidated balance sheet at December 31, 2006 differs from the total reserve reported in the Annual Statements filed with state insurance departments and, where appropriate, with foreign regulatory authorities. The differences at December 31, 2006 relate primarily to reserves for certain foreign operations not required to be reported in the United States for statutory reporting purposes. Further, statutory practices in the United States require reserves to be shown net of applicable reinsurance recoverable.
    The reserve for gross losses and loss expenses is prior to reinsurance and represents the accumulation for reported losses and IBNR. Management reviews the adequacy of established gross loss reserves in the manner previously described for net loss reserves.
    For further discussion regarding net reserves for losses and loss expenses, see Management’s Discussion and Analysis of Financial Condition and Results of Operations — Operating Review — General Insurance Operations — Reserve for Losses and Loss Expenses.
Life Insurance & Retirement Services Operations
AIG’s Life Insurance & Retirement Services subsidiaries offer a wide range of insurance and retirement savings products both domestically and abroad. Insurance-oriented products consist of individual and group life, payout annuities (including structured settlements), endowment and accident and health policies. Retirement savings products consist generally of fixed and variable annuities.
    There was no significant adverse effect on AIG’s Life Insurance & Retirement Services results of operations from economic conditions in any one state, country or geographic region for the year ended December 31, 2006.
Foreign Life Insurance & Retirement Services
In its Life Insurance & Retirement Services businesses, AIG operates overseas principally through ALICO, AIG Star Life, AIG Edison Life, AIA, AIRCO, Nan Shan and Philamlife. ALICO is incorporated in Delaware and all of its business is written outside of the United States. ALICO has operations either directly or through subsidiaries in Europe, including the U.K., Latin America, the Caribbean, the Middle East, South Asia and the Far East, with Japan being the largest territory. AIA operates primarily in China (including Hong Kong), Singapore, Malaysia, Thailand, Korea, Australia, New Zealand, Vietnam, Indonesia, and India. The operations in India are conducted through a joint venture, Tata AIG Life Insurance Company Limited. Nan Shan operates in Taiwan. Philamlife is the largest life insurer in the Philippines. AIG Star Life and AIG Edison Life operate in Japan. Operations in foreign countries comprised 78 percent of Life Insurance & Retirement Services GAAP premiums and 68 percent of Life Insurance & Retirement Services operating income in 2006.
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
    AIG also has subsidiary operations in Canada, Egypt, Mexico, Poland, Switzerland, Russia and Puerto Rico, and conducts life insurance business through a joint venture in Brazil and in certain countries in Central and South America.
Domestic Life Insurance & Retirement Services
AIG’s principal domestic Life Insurance & Retirement Services operations include AGLA, AIG American General, AIG Annuity, USLIFE, VALIC and SunAmerica Life. These companies utilize multiple distribution channels including independent producers, brokerage, career agents and banks to offer life insurance, annuity and accident and health products and services, as well as financial and other investment products. The domestic Life Insurance & Retirement Services operations comprised 22 percent of total Life Insurance & Retirement Services GAAP premiums and 32 percent of Life Insurance & Retirement Services operating income in 2006.
Reinsurance
AIG’s General Insurance subsidiaries worldwide operate primarily by underwriting and accepting risks for their direct account and securing reinsurance on that portion of the risk in excess of the limit which they wish to retain. This operating policy differs from that of many insurance companies that will underwrite only up to their net retention limit, thereby requiring the broker or agent to secure commitments from other underwriters for the remainder of the gross risk amount.
    Various AIG profit centers, including DBG, AIU, AIG Reinsurance Advisors, Inc. and AIG Risk Finance, as well as certain Foreign Life subsidiaries, use AIRCO as a reinsurer for certain of their businesses, and AIRCO also receives premiums from offshore captives of AIG clients. In accordance with permitted accounting practices in Bermuda, AIRCO discounts reserves attributable to certain classes of business assumed from other AIG subsidiaries.
    For a further discussion of reinsurance, see Item 1A. Risk Factors — Reinsurance, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Reinsurance and Note 5 of Notes to Consolidated Financial Statements.
Insurance Investment Operations
A significant portion of AIG’s General Insurance and Life Insurance & Retirement Services revenues are derived from AIG’s
10       AIG 2006 Form 10-K

American International Group, Inc. and Subsidiaries

insurance investment operations, which are summarized in the following table.
The following table summarizes the investment results of the insurance operations.

	Annual Average Cash and Invested Assets

	Cash
	(including			Return on	Return on
Years Ended December 31,	short-term	Invested		Average Cash	Average
(in millions)	investments)	Assets(a)(b)	Total	and Assets(c)	Assets(d)

General Insurance:
2006	$3,201	$102,231	$105,432	5.4%	5.6%
2005	2,450	86,211	88,661	4.5	4.7
2004	2,012	73,338	75,350	4.2	4.4
2003	1,818	59,855	61,673	4.2	4.3
2002	1,537	47,477	49,014	4.8	5.0
Life Insurance & Retirement Services:
2006	$7,205	$384,724	$391,929	5.0%	5.1%
2005	6,180	352,250	358,430	5.1	5.1
2004	5,089	307,659	312,748	4.9	5.0
2003	4,680	247,608	252,288	5.1	5.2
2002	3,919	199,750	203,669	5.5	5.6

(a)	Including investment income due and accrued and real estate.

(b)	Includes collateral assets invested under the securities lending program.

(c)	Net investment income divided by the annual average sum of cash and invested assets.

(d)	Net investment income divided by the annual average invested assets.
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
Financial Services Operations
AIG’s Financial Services subsidiaries engage in diversified activities including aircraft and equipment leasing, capital markets, consumer finance and insurance premium finance. Together, the Aircraft Leasing, Capital Markets and Consumer Finance operations generate the majority of the revenues produced by the Financial Services operations. Imperial A.I. Credit Companies also contribute to Financial Services income. This operation engages principally in insurance premium financing for both AIG’s customers and those of other insurers.
Aircraft Leasing
AIG’s Aircraft Leasing operations represent the operations of ILFC, which generates its revenues primarily from leasing new and used commercial jet aircraft to foreign and domestic airlines. Revenues also result from the remarketing of commercial jets for its own account, and remarketing and fleet management services for airlines and for financial institutions. See also Note 2 of Notes to Consolidated Financial Statements.
Capital Markets
The Capital Markets operations of AIG are conducted primarily through AIGFP, which engages as principal in standard and customized interest rate, currency, equity, commodity, energy and credit products with top-tier corporations, financial institutions, governments, agencies, institutional investors, and high-net-worth individuals throughout the world. AIGFP also invests in a diversified portfolio of securities and principal investments and engages in borrowing activities that include issuing standard and structured notes and other securities and entering into guaranteed investment agreements (GIAs). See also Note 2 of Notes to Consolidated Financial Statements.
Consumer Finance
Consumer Finance operations include AGF as well as AIGCFG. AGF provides a wide variety of consumer finance products, including real estate and non-real estate loans, retail sales finance and credit-related insurance to customers in the United States, Puerto Rico, and the U.S. Virgin Islands. AIGCFG, through its subsidiaries, is engaged in developing a multi-product consumer finance business with an emphasis on emerging markets.
Asset Management Operations
AIG’s Asset Management operations comprise a wide variety of investment-related services and investment products, including institutional and retail asset management, broker-dealer services and institutional spread-based investment business. Such services and products are offered to individuals and institutions both domestically and overseas. Asset Management’s spread-based
Form 10-K 2006 AIG        11

American International Group, Inc. and Subsidiaries

investment business includes the results of AIG’s proprietary institutional spread-based investment operation, the Matched Investment Program (MIP), which was launched in September of 2005 and replaced the GIC program.
    AIG’s principal Asset Management operations are conducted through certain subsidiaries of AIG Retirement Services, Inc., including SAAMCo and the AIG Advisor Group broker dealers (AIG SunAmerica); and through AIGGIG, including AIG Global Investment Corp., AIG Global Real Estate and AIG Private Bank. AIG SunAmerica sells and manages mutual funds and provides financial advisory services through independent-contractor registered representatives. AIGGIG manages invested assets on a global basis for AIG subsidiaries and affiliates, as well as third-party institutional, retail, and private banking clients. AIGGIG offers equity, fixed income and alternative investment funds and provides securities lending and custodial services and numerous forms of structured investment products across all asset classes. Each of these subsidiary operations receives fees for investment products and services provided.
Other Operations
Certain other AIG subsidiaries provide insurance-related services such as adjusting claims and marketing specialized products. Several wholly owned foreign subsidiaries of AIG operating in countries or jurisdictions such as Ireland, Bermuda, Barbados and Gibraltar provide insurance and related administrative and back office services to a variety of affiliated and unaffiliated insurance and reinsurance companies, including captive insurance companies unaffiliated with AIG.
    AIG also has several other subsidiaries which engage in various businesses. Mt. Mansfield Company, Inc. owns and operates the ski slopes, lifts, school and an inn located at Stowe, Vermont. Also included in AIG’s Other operations are unallocated corporate expenses, including interest expense and the settlement costs more fully described in Item 3. Legal Proceedings and Note 12(a) of Notes to Consolidated Financial Statements.
Additional Investments
AIG’s significant investments in partially owned companies (which are accounted for under the equity method) include a 19.4 percent interest in Allied World Assurance Holdings, Ltd. (AWAC), a property-casualty insurance holding company, a 24.5 percent interest in The Fuji Fire and Marine Insurance Co., Ltd., a general insurance company, a 26 percent interest in Tata AIG Life Insurance Company, Ltd. and a 26 percent interest in Tata AIG General Insurance Company, Ltd. For a discussion of AIG’s investments in partially owned companies, see Note 1(u) of Notes to Consolidated Financial Statements.
Locations of Certain Assets
As of December 31, 2006, approximately 37 percent of the consolidated assets of AIG were located in foreign countries (other than Canada), including $6.5 billion of cash and securities on deposit with foreign regulatory authorities. Foreign operations and assets held abroad may be adversely affected by political developments in foreign countries, including such possibilities as tax changes, nationalization, and changes in regulatory policy, as well as by consequence of hostilities and unrest. The risks of such occurrences and their overall effect upon AIG vary from country to country and cannot easily be predicted. If expropriation or nationalization does occur, AIG’s policy is to take all appropriate measures to seek recovery of such assets. Certain of the countries in which AIG’s business is conducted have currency restrictions which generally cause a delay in a company’s ability to repatriate assets and profits. See also Notes 1 and 2 of Notes to Consolidated Financial Statements and Item 1A. Risk Factors — Foreign Operations.
Regulation
AIG’s operations around the world are subject to regulation by many different types of regulatory authorities, including insurance, securities, investment advisory, banking and thrift regulators in the United States and abroad. The regulatory environment can have a significant effect on AIG and its business. AIG’s operations have become more diverse and consumer-oriented, increasing the scope of regulatory supervision and the possibility of intervention. In addition, the investigations into financial accounting practices that led to two restatements of AIG’s consolidated financial statements have heightened regulatory scrutiny of AIG worldwide.
    In 1999, AIG became a unitary thrift holding company within the meaning of the Home Owners’ Loan Act (HOLA) when the Office of Thrift Supervision (OTS) granted AIG approval to organize AIG Federal Savings Bank. AIG is subject to OTS regulation, examination, supervision and reporting requirements. In addition, the OTS has enforcement authority over AIG and its subsidiaries. Among other things, this permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness or stability of AIG’s subsidiary savings association, AIG Federal Savings Bank.
    Under prior law, a unitary savings and loan holding company, such as AIG, was not restricted as to the types of business in which it could engage, provided that its savings association subsidiary continued to be a qualified thrift lender. The Gramm-Leach-Bliley Act of 1999 (GLBA) provides that no company may acquire control of an OTS regulated institution after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies. The GLBA, however, grandfathered the unrestricted authority for activities with respect to a unitary savings and loan holding company existing prior to May 4, 1999, so long as its savings association subsidiary continues to be a qualified thrift lender under the HOLA. As a unitary savings and loan holding company whose application was pending as of May 4, 1999, AIG is grandfathered under the GLBA and generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that AIG Federal Savings Bank continues to be a qualified thrift lender under the HOLA.
    Certain states require registration and periodic reporting by insurance companies that are licensed in such states and are controlled by other corporations. Applicable legislation typically
12       AIG 2006 Form 10-K

American International Group, Inc. and Subsidiaries

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
    In preparing both its 2004 and 2005 audited statutory financial statements for its Domestic General Insurance companies, AIG agreed with the relevant regulatory agencies on the statutory accounting treatment of the various items requiring adjustment or restatement. These adjustments and restatements reduced previously reported General Insurance statutory surplus at December 31, 2004 by approximately $3.5 billion to approximately $20.6 billion.
    With respect to the 2005 audited statutory financial statements, the state regulators permitted the Domestic General Insurance companies to record a $724 million reduction to opening statutory surplus as of January 1, 2005.
    AIG has taken various steps to enhance the capital positions of the Domestic General Insurance companies. AIG entered into capital maintenance agreements with the Domestic General Insurance companies that set forth procedures through which AIG will provide ongoing capital support. Dividends from the Domestic General Insurance companies were suspended from fourth quarter 2005 through 2006, but AIG expects that dividend payments will resume in the first quarter of 2007. AIG contributed an additional $750 million of capital into American Home effective September 30, 2005, and contributed a further $2.25 billion of capital in February 2006 for a total of approximately $3 billion of capital into Domestic General Insurance subsidiaries effective December 31, 2005. Furthermore, in order to allow the Domestic General Insurance companies to record as an admitted asset at December 31, 2006 certain reinsurance ceded to non-U.S. reinsurers (which has the effect of increasing the statutory surplus of such Domestic General Insurance companies), AIG obtained and entered into reimbursement agreements for approximately $2 billion of letters of credit issued by several commercial banks in favor of certain Domestic General Insurance companies.
    Risk-Based Capital (RBC) is designed to measure the adequacy of an insurer’s statutory surplus in relation to the risks inherent in its business. Thus, inadequately capitalized general and life insurance companies may be identified.
    The RBC formula develops a risk-adjusted target level of statutory surplus by applying certain factors to various asset, premium and reserve items. Higher factors are applied to more risky items and lower factors are applied to less risky items. Thus, the target level of statutory surplus varies not only as a result of the insurer’s size, but also based on the risk profile of the insurer’s operations.
    The RBC Model Law provides for four incremental levels of regulatory attention for insurers whose surplus is below the calculated RBC target. These levels of attention range in severity from requiring the insurer to submit a plan for corrective action to placing the insurer under regulatory control.
    The statutory surplus of each of AIG’s Domestic General and Life Insurance subsidiaries exceeded their RBC target levels as of December 31, 2006.
    To the extent that any of AIG’s insurance entities would fall below prescribed levels of statutory surplus, it would be AIG’s intention to infuse necessary capital to support that entity.
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
    In addition to licensing requirements, AIG’s foreign operations are also regulated in various jurisdictions with respect to currency, policy language and terms, amount and type of security deposits, amount and type of reserves, amount and type of local investment and the share of profits to be returned to policyholders on participating policies. Some foreign countries regulate rates on various types of policies. Certain countries have established reinsurance institutions, wholly or partially owned by the local government, to which admitted insurers are obligated to cede a portion of their business on terms that may not always allow foreign insurers, including AIG subsidiaries, full compensation. In some countries, regulations governing constitution of technical reserves and remittance balances may hinder remittance of profits and repatriation of assets.
    See also Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity — Regulation and Supervision and Note 11 of Notes to Consolidated Financial Statements.
Form 10-K 2006 AIG        13

American International Group, Inc. and Subsidiaries

Competition
AIG’s Insurance, Financial Services and Asset Management businesses operate in highly competitive environments, both domestically and overseas. Principal sources of competition are insurance companies, banks, investment banks and other non-bank financial institutions.
    The insurance industry in particular is highly competitive. Within the United States, AIG’s General Insurance subsidiaries compete with approximately 3,100 other stock companies, specialty insurance organizations, mutual companies and other underwriting organizations. AIG’s subsidiaries offering Life Insurance & Retirement Services compete in the United States with approximately 2,000 life insurance companies and other participants in related financial services fields. Overseas, AIG subsidiaries compete for business with foreign insurance operations of the larger U.S. insurers, global insurance groups, and local companies in particular areas in which they are active.
    AIG’s strong ratings have historically provided a competitive advantage. For a discussion of the possible adverse effects on AIG’s competitive position as a result of a ratings downgrade, see Item 1A. Risk Factors — AIG’s Credit Ratings.
Directors and Executive Officers of AIG
Set forth below is information concerning the directors and executive officers of AIG. All directors are elected for one-year terms at the annual meeting of shareholders. All executive officers are elected to one-year terms, but serve at the pleasure of the Board of Directors.
    Except as hereinafter noted, each of the executive officers has, for more than five years, occupied an executive position with AIG or companies that are now its subsidiaries. Other than the employment contracts between AIG and Messrs. Sullivan and Bensinger, there are no other arrangements or understandings between any executive officer and any other person pursuant to which the executive officer was elected to such position. From January 2000 until joining AIG in May 2004, Dr. Frenkel served as Chairman of Merrill Lynch International, Inc. Prior to joining AIG in September 2002, Mr. Bensinger was Executive Vice President and Chief Financial Officer of Combined Specialty Group, Inc. (a division of Aon Corporation) commencing in March 2002, and served as Executive Vice President of Trenwick Group, Ltd. from October 1999 through December 2001. Prior to joining AIG in September 2006, Ms. Kelly served as Executive Vice President and General Counsel of MCI/WorldCom. Previously, she was Senior Vice President and General Counsel of Sears, Roebuck and Co. from 1999 to 2003.

			Served as
			Director or
Name	Title	Age	Officer Since

Marshall A. Cohen	Director	71	1992
Martin S. Feldstein	Director	67	1987
Ellen V. Futter	Director	57	1999
Stephen L. Hammerman	Director	68	2005
Richard C. Holbrooke	Director	65	2001
Fred H. Langhammer	Director	63	2006
George L. Miles, Jr.	Director	65	2005
Morris W. Offit	Director	70	2005
James F. Orr III	Director	63	2006
Virginia M. Rometty	Director	49	2006
Martin J. Sullivan	Director, President and Chief Executive Officer	52	2002
Michael H. Sutton	Director	66	2005
Edmund S. W. Tse	Director, Senior Vice Chairman – Life Insurance	69	1996
Robert B. Willumstad	Director and Chairman	61	2006
Frank G. Zarb	Director	72	2001
Jacob A. Frenkel	Vice Chairman – Global Economic Strategies	63	2004
Frank G. Wisner	Vice Chairman – External Affairs	68	1997
Steven J. Bensinger	Executive Vice President and Chief Financial Officer	52	2002
Anastasia D. Kelly	Executive Vice President, General Counsel and Senior Regulatory and Compliance Officer	57	2006
Rodney O. Martin, Jr.	Executive Vice President – Life Insurance	54	2002
Kristian P. Moor	Executive Vice President – Domestic General Insurance	47	1998
Win J. Neuger	Executive Vice President and Chief Investment Officer	57	1995
Robert M. Sandler	Executive Vice President – Domestic Personal Lines	64	1980
Nicholas C. Walsh	Executive Vice President – Foreign General Insurance	56	2005
Jay S. Wintrob	Executive Vice President – Retirement Services	49	1999
William N. Dooley	Senior Vice President – Financial Services	54	1992
David L. Herzog	Senior Vice President and Comptroller	47	2005
Robert E. Lewis	Senior Vice President and Chief Risk Officer	55	1993
Brian T. Schreiber	Senior Vice President – Strategic Planning	41	2002

14       AIG 2006 Form 10-K

American International Group, Inc. and Subsidiaries

Item 1A.
Risk Factors
Casualty Insurance Underwriting and Reserves
Casualty insurance liabilities are difficult to predict and may exceed the related reserves for losses and loss expenses. Although AIG annually reviews the adequacy of the established reserve for losses and loss expenses, there can be no assurance that AIG’s ultimate loss reserves will not develop adversely and materially exceed AIG’s current loss reserves. Estimation of ultimate net losses, loss expenses and loss reserves is a complex process for long-tail casualty lines of business, which include excess and umbrella liability, D&O, professional liability, medical malpractice, workers compensation, general liability, products liability and related classes, as well as for asbestos and environmental exposures. Generally, actual historical loss development factors are used to project future loss development. However, there can be no assurance that future loss development patterns will be the same as in the past. Moreover, any deviation in loss cost trends or in loss development factors might not be discernible for an extended period of time subsequent to the recording of the initial loss reserve estimates for any accident year. Thus, there is the potential for reserves with respect to a number of years to be significantly affected by changes in loss cost trends or loss development factors that were relied upon in setting the reserves. These changes in loss cost trends or loss development factors could be attributable to changes in inflation or in the judicial environment, or in other social or economic phenomena affecting claims. See also Management’s Discussion and Analysis of Financial Condition and Results of Operations — Operating Review — General Insurance Operations — Reserve for Losses and Loss Expenses.
Adjustments to Life Insurance & Retirement Services Deferred Policy
Acquisition Costs
Interest rate fluctuations and other events may require AIG subsidiaries to accelerate the amortization of deferred policy acquisition costs (DAC) which could adversely affect AIG’s consolidated financial condition or results of operations. DAC represents the costs that vary with and are related primarily to the acquisition of new and renewal insurance and annuity contracts. When interest rates rise, policy loans and surrenders and withdrawals of life insurance policies and annuity contracts may increase as policyholders seek to buy products with perceived higher returns, requiring AIG subsidiaries to accelerate the amortization of DAC. To the extent such amortization exceeds surrender or other charges earned upon surrender and withdrawals of certain life insurance policies and annuity contracts, AIG’s results of operations could be negatively affected.
    DAC for both insurance-oriented and investment-oriented products as well as retirement services products is reviewed for recoverability, which involves estimating the future profitability of current business. This review involves significant management judgment. If the actual emergence of future profitability were to be substantially lower than estimated, AIG could be required to accelerate its DAC amortization and such acceleration could adversely affect AIG’s results of operations. See also Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates and Notes 1 and 4 of Notes to Consolidated Financial Statements.
Reinsurance
Reinsurance may not be available or affordable. AIG subsidiaries are major purchasers of reinsurance and utilize reinsurance as part of AIG’s overall risk management strategy. Reinsurance is an important risk management tool to manage transaction and insurance line risk retention, and to mitigate losses that may arise from catastrophes. Market conditions beyond AIG’s control determine the availability and cost of the reinsurance purchased by AIG subsidiaries. For example, reinsurance may be more difficult to obtain after a year with a large number of major catastrophes. Accordingly, AIG may be forced to incur additional expenses for reinsurance or may be unable to obtain sufficient reinsurance on acceptable terms, in which case AIG would have to accept an increase in exposure risk, reduce the amount of business written by its subsidiaries or seek alternatives.
Reinsurance subjects AIG to the credit risk of its reinsurers and may not be adequate to protect AIG against losses. Although reinsurance makes the reinsurer liable to the AIG subsidiary to the extent the risk is ceded, it does not relieve the AIG subsidiary of the primary liability to its policyholders. Accordingly, AIG bears credit risk with respect to its subsidiaries’ reinsurers. A reinsurer’s insolvency or inability or refusal to make timely payments under the terms of its agreements with the AIG subsidiaries could have a material adverse effect on AIG’s results of operations and liquidity. See also Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Reinsurance.
A Material Weakness
The remaining material weakness in AIG’s internal control over financial reporting relating to income tax accounting could affect the accuracy or timing of future regulatory filings. As of December 31, 2006, AIG’s management concluded that the material weakness relating to the controls over income tax accounting was not fully remediated. Remediation of this material weakness is ongoing. Until remediated, this weakness could affect the accuracy or timing of future filings with the SEC and other regulatory authorities. See also Item 9A. Controls and Procedures — Management’s Report on Internal Control Over Financial Reporting.
Catastrophe Exposures
The occurrence of catastrophic events could adversely affect AIG’s consolidated financial condition or results of operations. The occurrence of events such as hurricanes, earthquakes, pandemic disease, acts of terrorism and other catastrophes could adversely affect AIG’s consolidated financial condition or results of
Form 10-K 2006 AIG        15

American International Group, Inc. and Subsidiaries

operations, including by exposing AIG’s businesses to the following:

•	widespread claim costs associated with property, workers compensation, mortality and morbidity claims;
•	loss resulting from the cash flows from invested assets being less than the cash flows required to meet the policy and contract liabilities; or
•	loss resulting from the actual policy experience adversely emerging in comparison to the assumptions made in the product pricing associated with mortality, morbidity, termination and expenses.
Legal Proceedings
Significant legal proceedings adversely affected AIG’s results of operations in 2005. As a result of the settlements discussed below under Item 3. Legal Proceedings, AIG recorded an after-tax charge of approximately $1.15 billion in the fourth quarter of 2005. AIG is party to numerous other legal proceedings and regulatory investigations. It is possible that the effect of the unresolved matters could be material to AIG’s consolidated results of operations for an individual reporting period. For a discussion of these unresolved matters, see Item 3. Legal Proceedings.
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
Foreign Operations
Foreign operations expose AIG to risks that may affect its operations, liquidity and financial condition. AIG provides insurance and investment products and services to both businesses and individuals in more than 130 countries and jurisdictions. A substantial portion of AIG’s General Insurance business and a majority of its Life Insurance & Retirement Services businesses are conducted outside the United States. Operations outside of the United States may be affected by regional economic downturns, changes in foreign currency exchange rates, political upheaval, nationalization and other restrictive government actions, which could also affect other AIG operations.
    The degree of regulation and supervision in foreign jurisdictions varies. Generally, AIG, as well as the underwriting companies operating in such jurisdictions, must satisfy local regulatory requirements. Licenses issued by foreign authorities to AIG subsidiaries are subject to modification and revocation. Thus, AIG’s insurance subsidiaries could be prevented from conducting future business in certain of the jurisdictions where they currently operate. AIG’s international operations include operations in various developing nations. Both current and future foreign operations could be adversely affected by unfavorable political developments including tax changes, regulatory restrictions and nationalization of AIG’s operations without compensation. Adverse actions from any one country may adversely affect AIG’s results of operations, liquidity and financial condition depending on the magnitude of the event and AIG’s net financial exposure at that time in that country.
Information Technology
A failure in AIG’s operational systems or infrastructure or those of third parties could disrupt business, damage AIG’s reputation and cause losses. AIG’s operations rely on the secure processing, storage and transmission of confidential and other information in its computer systems and networks. AIG’s business depends on effective information systems and the integrity and timeliness of the data it uses to run its business. AIG’s ability to adequately price its products and services, establish reserves, provide effective and efficient service to its customers, and to timely and accurately report its financial results also depends significantly on the integrity of the data in its information systems. Although AIG takes protective measures and endeavors to modify them as circumstances warrant, its computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code and other events that could have security consequences. If one or more of such events occur, this potentially could jeopardize AIG’s or its clients’ or counterparties’ confidential and other information processed and stored in, and transmitted through, its computer systems and networks, or otherwise cause interruptions or malfunctions in AIG’s, its clients’, its counterparties’ or third parties’ operations, which could result in significant losses or reputational damage. AIG may be required to expend significant additional resources to modify its protective measures or to investigate and remediate vulnerabilities or other exposures, and AIG may be subject to litigation and financial losses that are either not insured against or not fully covered by insurance maintained.
    Despite the contingency plans and facilities AIG has in place, its ability to conduct business may be adversely affected by a disruption of the infrastructure that supports AIG’s business in the communities in which it is located. This may include a disruption involving electrical, communications, transportation or other services used by AIG. These disruptions may occur, for example, as a result of events that affect only the buildings occupied by AIG or as a result of events
16       AIG 2006 Form 10-K

American International Group, Inc. and Subsidiaries

with a broader effect on the cities where those buildings are located. If a disruption occurs in one location and AIG’s employees in that location are unable to occupy its offices and conduct business or communicate with or travel to other locations, AIG’s ability to service and interact with its clients may suffer and it may not be able to successfully implement contingency plans that depend on communication or travel.
AIG’s Credit Ratings
Financial strength and credit ratings by major ratings agencies are an important factor in establishing the competitive position of insurance companies and other financial institutions and affect the availability and cost of borrowings. Any ratings downgrade may lessen AIG’s ability to compete in certain businesses and may increase AIG’s interest expense. Financial strength ratings measure an insurance company’s ability to meet its obligations to contract holders and policyholders, help to maintain public confidence in a company’s products, facilitate marketing of products and enhance a company’s competitive position. Credit ratings measure a company’s ability to repay its obligations and directly affect the cost and availability to that company of unsecured financing. Historically, AIG’s credit and financial strength ratings have provided AIG a competitive advantage.
    From March through June of 2005, the major rating agencies downgraded the ratings of AIG and its insurance subsidiaries in a series of actions. Many of the ratings were put on negative watch or negative outlook, which indicates a potential downgrade. Since then, however, the agencies have affirmed the ratings of AIG and all of its subsidiaries with a stable outlook, which indicates that the rating is not likely to change in the near term, except that S&P maintains a negative outlook on Transatlantic and on the senior long-term debt rating of ILFC.
    A downgrade of the credit or financial strength ratings of AIG or its subsidiaries could adversely affect AIG’s business and its consolidated results of operations in a number of ways, including:

•	increasing AIG’s interest expense;
•	reducing AIGFP’s ability to compete in the structured products and derivatives businesses;
•	reducing the competitive advantage of AIG’s insurance subsidiaries, which may result in reduced product sales and/or lower prices;
•	adversely affecting relationships with agents and sales representatives; and
•	in the case of a downgrade of AGF or ILFC, increasing their interest expense and reducing their ability to compete in their respective businesses.
    As a result of the downgrades in 2005 discussed above, AIG was required to post approximately $1.16 billion of collateral with counterparties to municipal guaranteed investment contracts and financial derivatives transactions. In the event of a further downgrade, AIG would be required to post additional collateral. It is estimated that, as of the close of business on February 15, 2007, based on AIG’s outstanding municipal GIAs and financial derivatives transactions as of such date, a further downgrade of AIG’s long-term senior debt ratings to Aa3 by Moody’s or AA- by S&P would permit counterparties to call for approximately $864 million of additional collateral. Further, additional downgrades could result in requirements for substantial additional collateral, which could have a material effect on how AIG manages its liquidity. For a further discussion of AIG’s credit ratings and the potential effect of posting collateral on AIG’s liquidity, see Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity — Credit Ratings and — Liquidity.
Liquidity
Liquidity risk represents the potential inability of AIG to meet all payment obligations when they become due. AIG’s liquidity could be impaired by an inability to access the capital markets or by unforeseen significant outflows of cash. This situation may arise due to circumstances that AIG may be unable to control, such as a general market disruption or an operational problem that affects third parties or AIG. AIG depends on dividends, distributions and other payments from its subsidiaries to fund dividend payments and to fund payments on AIG’s obligations, including debt obligations. Regulatory and other legal restrictions may limit AIG’s ability to transfer funds freely, either to or from its subsidiaries. In particular, many of AIG’s subsidiaries, including AIG’s insurance subsidiaries, are subject to laws and regulations that authorize regulatory bodies to block or reduce the flow of funds to the parent holding company, or that prohibit such transfers altogether in certain circumstances. These laws and regulations may hinder AIG’s ability to access funds that AIG may need to make payments on its obligations. See also Item 1. Business — Regulation.
Some of AIG’s investments are relatively illiquid. AIG’s investments in certain fixed income investments, certain structured securities, direct private equities, limited partnerships, hedge funds and real estate are relatively illiquid. These asset classes represented nine percent of the carrying value of AIG’s total cash and invested assets as of December 31, 2006. If AIG requires significant amounts of cash on short notice in excess of normal cash requirements, AIG may have difficulty selling these investments in a timely manner or be forced to sell them for less than what AIG might otherwise have been able to, or both.
Concentration of AIG’s investment portfolios in any particular segment of the economy may have adverse effects. The concentration of AIG’s investment portfolios in any particular industry, group of related industries or geographic sector could have an adverse effect on the investment portfolios and consequently on AIG’s results of operations and financial position. While AIG seeks to mitigate this risk by having a broadly diversified portfolio, events or developments that have a negative effect on any particular industry, group of related industries or geographic region may have a greater adverse effect on the investment portfolios to the extent that the portfolios are concentrated rather than diversified. Further, AIG’s ability to sell assets relating to such particular industry, group of related industries or geographic region may be limited if other market participants are seeking to sell at the same time.
Form 10-K 2006 AIG        17

American International Group, Inc. and Subsidiaries

    See also Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity — Liquidity.
The Relationships Between AIG and
the Starr Entities
The relationships between AIG and the Starr entities may take an extended period of time to unwind and/or resolve, and the consequences of such resolution are uncertain. During 2006, AIG unwound and resolved its most significant relationships with C.V. Starr & Co, Inc. (Starr) and began unwinding and resolving various relationships with Starr International Company, Inc. (SICO). AIG cannot predict what its future relationship with Starr and SICO will be.
    The agency relationships between AIG subsidiaries and Starr have been terminated and litigation with Starr has been resolved, but there can be no assurance that AIG will compete successfully for the business previously produced by the Starr agencies. In January 2006, Starr announced that it had completed its tender offers to purchase interests in Starr and that all eligible shareholders had tendered their shares. As a result of completion of the tender offers, no AIG executive currently holds any Starr interest.
    AIG has entered into agreements pursuant to which AIG agrees, subject to certain conditions, to assure AIG’s current employees that all payments are made under a series of two-year Deferred Compensation Profit Participation Plans provided by SICO (SICO Plans). For a further discussion of the SICO plans, see Note 16 of Notes to Consolidated Financial Statements. Nevertheless, there can be no assurance that AIG will be able to effectively address the consequences for its executives of the unwinding of their participation in the SICO plans and programs. Finally, litigation between AIG and SICO remains pending, and the timing, terms and effect on AIG of any resolution cannot currently be predicted. See also Item 3. Legal Proceedings.
Employee Error and Misconduct
Employee error and misconduct may be difficult to detect and prevent and may result in significant losses. Losses may result from, among other things, fraud, errors, failure to document transactions properly or to obtain proper internal authorization or failure to comply with regulatory requirements.
    There have been a number of highly publicized cases involving fraud or other misconduct by employees in the financial services industry in recent years, and AIG runs the risk that employee misconduct could occur. It is not always possible to deter or prevent employee misconduct and the precautions AIG takes to prevent and detect this activity may not be effective in all cases.
Aircraft Suppliers
There are limited suppliers of aircraft and engines. The supply of jet transport aircraft, which ILFC purchases and leases, is dominated by two airframe manufacturers, Boeing and Airbus, and a limited number of engine manufacturers. As a result, ILFC is dependent on the manufacturers’ success in remaining financially stable, producing aircraft and related components which meet the airlines’ demands, both in type and quantity, and fulfilling their contractual obligations to ILFC. Competition between the manufacturers for market share is intense and may lead to instances of deep discounting for certain aircraft types and may negatively affect ILFC’s competitive pricing.
Item 1B.
Unresolved Staff Comments
There are no material unresolved written comments that were received from the SEC staff 180 days or more before the end of AIG’s fiscal year relating to AIG’s periodic or current reports under the Exchange Act.
Item 2.
Properties
AIG and its subsidiaries operate from approximately 2,300 offices in the United States, 6 offices in Canada and numerous offices in approximately 100 foreign countries. The offices in Greensboro and Winston-Salem, North Carolina; Springfield, Illinois; Amarillo, Ft. Worth and Houston, Texas; Wilmington, Delaware; San Juan, Puerto Rico; Tampa, Florida; Livingston, New Jersey; Evansville, Indiana; Nashville, Tennessee; 70 Pine Street, 72 Wall Street and 175 Water Street in New York, New York; and offices in more than 30 foreign countries and jurisdictions including Bermuda, Chile, Hong Kong, the Philippines, Japan, United Kingdom, Singapore, Malaysia, Switzerland, Taiwan and Thailand are located in buildings owned by AIG and its subsidiaries. The remainder of the office space utilized by AIG subsidiaries is leased.
Item 3.
Legal Proceedings
General
AIG and its subsidiaries, in common with the insurance industry in general, are subject to litigation, including claims for punitive damages, in the normal course of their business. See also Note 12(a) of Notes to Consolidated Financial Statements, as well as the discussion and analysis of Consolidated Net Losses and Loss Expense Reserve Development and Management’s Discussion and Analysis of Financial Condition and Results of Operations herein.
2006 Regulatory Settlements
In February 2006, AIG reached a final settlement with the SEC, the United States Department of Justice (DOJ), the Office of the New York Attorney General (NYAG) and the New York State Department of Insurance (DOI). The settlements resolved investigations conducted by the SEC, NYAG and DOI in connection with the accounting, financial reporting and insurance brokerage practices of AIG and its subsidiaries, as well as claims relating to the underpayment of certain workers compensation premium taxes and other assessments. The 2005 financial statements included in this Annual Report on Form 10-K include a fourth quarter after-tax charge of $1.15 billion relating to the settlements.
18       AIG 2006 Form 10-K

American International Group, Inc. and Subsidiaries

    As part of the settlement with the SEC, the SEC filed a civil complaint, alleging that from 2000 until 2005, AIG materially falsified its financial statements through a variety of transactions and entities in order to strengthen the appearance of its financial results to analysts and investors. AIG, without admitting or denying the allegations in the SEC complaint, consented to the issuance of a final judgment on February 9, 2006: (a) permanently restraining and enjoining AIG from violating Section 17(a) of the Securities Act of 1933 (Securities Act) and Sections 10(b), 13(a), 13(b)(2) and 13(b)(5) and Rules 10b-5, 12b-20, 13a-1, 13a-13 and 13b2-1 of the Exchange Act; (b) ordering AIG to pay disgorgement in the amount of $700 million; and (c) ordering AIG to pay a civil penalty in the amount of $100 million. The $800 million was deposited into a fund under the supervision of the SEC to be available to resolve claims asserted against AIG by investors, including the shareholder lawsuits described below.
    In February 2006, AIG and the DOJ entered into a letter agreement whereby AIG agreed to cooperate with the DOJ in the DOJ’s ongoing criminal investigation of violations of federal criminal law in connection with misstatements in periodic financial reports that AIG filed with the SEC between 2000 and 2004 relating to certain transactions, accepted responsibility for certain of its actions and those of its employees relating to these transactions, and paid $25 million in penalties.
    In February 2006, AIG entered into agreements with the NYAG and the DOI, resolving claims under New York’s Martin Act and insurance laws. Under the agreements, $375 million was paid into a fund under the supervision of the NYAG and the DOI to be available principally to pay certain insureds who purchased AIG excess casualty policies through Marsh & McLennan Companies, Inc. or Marsh Inc. (Marsh). In addition, a fund of approximately $343 million was created to pay obligations resulting from the underpayment by AIG of its workers compensation premium taxes and related fees and assessments. In addition, AIG paid a $100 million fine to the State of New York.
    As part of these settlements, AIG has agreed to retain, for a period of three years, an independent consultant who will conduct a review that will include, among other things, the adequacy of AIG’s internal controls over financial reporting, the policies, procedures and effectiveness of AIG’s regulatory, compliance and legal functions, and the remediation plan that AIG has implemented as a result of its own internal review.
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
    As part of the settlement, the SEC filed against AIG a civil complaint, based on the conduct of AIG primarily through AIGFP, alleging violations of certain antifraud provisions of the federal securities laws and aiding and abetting violations of reporting and record keeping provisions of those laws. AIG, without admitting or denying the allegations in the SEC complaint, consented to the issuance of a final judgment permanently enjoining it and its employees and related persons from violating certain provisions of the Exchange Act, Exchange Act rules and the Securities Act, ordering disgorgement of fees it received in the PNC transactions and providing for AIG to establish a transaction review committee to review the appropriateness of certain future transactions and to retain an independent consultant to examine certain transactions entered into between 2000 and 2004 and review the policies and procedures of the transaction review committee. AIG expects that the review by the independent consultant of transactions entered into by AIG during the 2000 to 2004 period will be completed during 2007.
    The settlement with the DOJ consists of separate agreements with AIG and AIGFP and a criminal complaint alleging violations of federal securities laws filed against, and deferred prosecution agreement with, a wholly owned subsidiary of AIGFP. Under the terms of the settlement, AIGFP paid a penalty of $80 million. On January 17, 2006, the court approved an order dismissing the complaint with prejudice.
Regulatory Investigations
Regulators from several states have commenced investigations into insurance brokerage practices related to contingent commissions and other industry-wide practices as well as other broker-related conduct, such as alleged bid rigging.
    In addition, various federal and state regulatory agencies are reviewing certain other transactions and practices of AIG and its subsidiaries in connection with industry-wide and other inquiries. AIG has cooperated, and will continue to cooperate, with all these investigations, including by producing documents and other information in response to subpoenas.
Pending Private Litigation
Securities Actions. Beginning in October 2004, a number of putative securities fraud class action suits were filed against AIG and consolidated as In re American International Group, Inc. Securities Litigation. Subsequently, a separate, though similar, securities fraud action was also brought against AIG by certain Florida pension funds. The lead plaintiff in the class action is a group of public retirement systems and pension funds benefiting Ohio state employees, suing on behalf of themselves and all purchasers of AIG’s publicly traded securities between October 28, 1999 and April 1, 2005. The named defendants are AIG and a number of present and former AIG officers and directors, as well as Starr, SICO, General Reinsurance Corporation and PricewaterhouseCoopers LLP (PwC), among others. The lead plaintiff alleges, among other things, that AIG: (1) concealed that it engaged in anti-competitive conduct through alleged payment of contingent commissions to brokers and participation in illegal bid-rigging; (2) concealed that it used “income smoothing” products and other techniques to inflate its earnings; (3) concealed that it marketed and sold “income smoothing” insurance products to other companies; and (4) misled investors about the scope of
Form 10-K 2006 AIG        19

American International Group, Inc. and Subsidiaries

government investigations. In addition, the lead plaintiff alleges that AIG’s former Chief Executive Officer manipulated AIG’s stock price. The lead plaintiff asserts claims for violations of Sections 11 and 15 of the Securities Act, Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder, Section 20(a) of the Exchange Act, and Section 20A of the Exchange Act. In April 2006, the court denied the defendants’ motions to dismiss the second amended class action complaint and the Florida complaint. In December 2006, a third amended class action complaint was filed, which does not differ substantially from the prior complaint. Fact and class discovery is currently ongoing.
    ERISA Action. Between November 30, 2004 and July 1, 2005, several Employee Retirement Income Security Act of 1974 (ERISA) actions were filed on behalf of a purported class of participants and beneficiaries of three pension plans sponsored by AIG or its subsidiaries. A consolidated complaint filed on September 26, 2005 alleges a class period between September 30, 2000 and May 31, 2005 and names as defendants AIG, the members of AIG’s Retirement Board and the Administrative Boards of the plans at issue, and four present or former members of AIG’s Board of Directors. The factual allegations in the complaint are essentially identical to those in the securities actions described above. Plaintiffs allege that defendants violated duties under ERISA by allowing the plans to offer AIG stock as a permitted investment, when defendants allegedly knew it was not a prudent investment, and by failing to provide participants with accurate information about AIG stock. AIG’s motion to dismiss was denied on December 12, 2006. Discovery will be consolidated with proceedings in the securities actions.
    Derivative Actions — Southern District of New York. Between October 25, 2004 and July 14, 2005, seven separate derivative actions were filed in the Southern District of New York, five of which were consolidated into a single action. The New York derivative complaint contains nearly the same types of allegations made in the securities fraud and ERISA actions described above. The named defendants include current and former officers and directors of AIG, as well as Marsh, SICO, Starr, ACE Limited and subsidiaries (ACE), General Reinsurance Corporation, PwC, and certain employees or officers of these entity defendants. Plaintiffs assert claims for breach of fiduciary duty, gross mismanagement, waste of corporate assets, unjust enrichment, insider selling, auditor breach of contract, auditor professional negligence and disgorgement from AIG’s former Chief Executive Officer and Chief Financial Officer of incentive-based compensation and AIG share proceeds under Section 304 of the Sarbanes-Oxley Act, among others. Plaintiffs seek, among other things, compensatory damages, corporate governance reforms, and a voiding of the election of certain AIG directors. AIG’s Board of Directors has appointed a special committee of independent directors (special committee) to review the matters asserted in the operative consolidated derivative complaint. The court has approved agreements staying the derivative case pending in the Southern District of New York while the special committee performs its work. The current stay extends until March 14, 2007.
    Derivative Actions — Delaware Chancery Court. From October 2004 to April 2005, AIG shareholders filed five derivative complaints in the Delaware Chancery Court. All of these derivative lawsuits have been consolidated into a single action. The amended consolidated complaint names 43 defendants (not including nominal defendant AIG) who, like the New York consolidated derivative litigation, are current and former officers and directors of AIG, as well as other entities and certain of their current and former employees and directors. The factual allegations, legal claims and relief sought in the Delaware action are similar to those alleged in the New York derivative actions, except that plaintiffs in the Delaware derivative action assert claims only under state law. The court has approved agreements staying the derivative case pending in the Delaware Chancery Court while the special committee performs its work. The current stay extends until March 14, 2007.
    An additional derivative lawsuit, filed in the Delaware Chancery Court in December 2002 against twenty directors and executives of AIG as well as against AIG as a nominal defendant, alleges, among other things, that the directors of AIG breached the fiduciary duties of loyalty and care by approving the payment of commissions to Starr and of rental and service fees to SICO and the executives breached their duty of loyalty by causing AIG to enter into contracts with Starr and SICO and their fiduciary duties by usurping AIG’s corporate opportunity. The complaint further alleges that the Starr agencies did not provide any services that AIG was not capable of providing itself, and that the diversion of commissions to these entities was solely for the benefit of Starr’s owners. The complaint also alleged that the service fees and rental payments made to SICO and its subsidiaries were improper. Under the terms of a stipulation approved by the Court on February 16, 2006, the claims against the outside independent directors were dismissed with prejudice, while the claims against the other directors were dismissed without prejudice. On October 31, 2005, Messrs. Greenberg, Matthews and Smith, SICO and Starr filed motions to dismiss the amended complaint. In an opinion dated June 21, 2006, the Court denied defendants’ motion to dismiss, except with respect to plaintiff’s challenge to payments made to Starr before January 1, 2000. On July 21, 2006, plaintiff filed its second amended complaint, which alleges that, between January 1, 2000 and May 31, 2005, individual defendants breached their duty of loyalty by causing AIG to enter into contracts with Starr and SICO and breached their fiduciary duties by usurping AIG’s corporate opportunity. Starr is charged with aiding and abetting breaches of fiduciary duty and unjust enrichment for its acceptance of the fees. SICO is no longer named as a defendant. Discovery is currently ongoing.
    Policyholder Actions. After the NYAG filed its complaint against insurance broker Marsh, policyholders brought multiple federal antitrust and the Racketeer Influenced and Corrupt Organizations Act (RICO) class actions in jurisdictions across the nation against insurers and brokers, including AIG and a number of its subsidiaries, alleging that the insurers and brokers engaged in a broad conspiracy to allocate customers, steer business, and rig bids. These actions, including 18 complaints filed in different federal courts naming AIG or an AIG subsidiary as a defendant, were
20       AIG 2006 Form 10-K

American International Group, Inc. and Subsidiaries

consolidated by the judicial panel on multi-district litigation and transferred to the United States District Court for the District of New Jersey for coordinated pretrial proceedings. The consolidated actions have proceeded in that court in two parallel actions, In re Insurance Brokerage Antitrust Litigation (the Commercial Complaint) and In re Employee Benefit Insurance Brokerage Antitrust Litigation (the Employee Benefits Complaint, and together with the Commercial Complaint, the multi-district litigation).
    The plaintiffs in the Commercial Complaint are nineteen corporations, individuals and public entities that contracted with the broker defendants for the provision of insurance brokerage services for a variety of insurance needs. The broker defendants are alleged to have placed insurance coverage on the plaintiffs’ behalf with a number of insurance companies named as defendants, including AIG subsidiaries. The Commercial Complaint also named ten brokers and fourteen other insurers (one of which has since settled) as defendants. The Commercial Complaint alleges that defendants engaged in a widespread conspiracy to allocate customers through “bid-rigging” and “steering” practices. The Commercial Complaint also alleges that the insurer defendants permitted brokers to place business with AIG subsidiaries through wholesale intermediaries affiliated with or owned by those same brokers rather than placing the business with AIG subsidiaries directly. Finally, the Commercial Complaint alleges that the insurer defendants entered into agreements with broker defendants that tied insurance placements to reinsurance placements in order to provide additional compensation to each broker. Plaintiffs assert that the defendants violated the Sherman Antitrust Act, RICO, the antitrust laws of 48 states and the District of Columbia, and are liable under common law breach of fiduciary duty and unjust enrichment theories. Plaintiffs seek treble damages plus interest and attorneys’ fees as a result of the alleged RICO and Sherman Act violations.
    The plaintiffs in the Employee Benefits Complaint are nine individual employees and corporate and municipal employers alleging claims on behalf of two separate nationwide purported classes: an employee class and an employer class that acquired insurance products from the defendants from August 26, 1994 to the date of any class certification. The Employee Benefits Complaint names AIG, as well as eleven brokers and five other insurers, as defendants. The activities alleged in the Employee Benefits Complaint, with certain exceptions, track the allegations of contingent commissions, bid-rigging and tying made in the Commercial Complaint.
    On October 3, 2006, Judge Hochberg of the District of New Jersey reserved in part and denied in part motions filed by the insurer defendants and broker defendants to dismiss the multi-district litigation. The Court also ordered the plaintiffs in both actions to file supplemental statements of particularity to elaborate on the allegations in their complaints. Plaintiffs filed their supplemental statements on October 25, 2006, and the AIG defendants, along with other insurer and broker defendants in the two consolidated actions, filed renewed motions to dismiss on November 30, 2006. Briefing has been completed on the renewed motions to dismiss, as well as plaintiffs’ motion for class certification in both cases. On February 16, 2007, Chief Judge Brown of the District of New Jersey transferred the multi-district litigation to himself. Oral argument on the renewed motions to dismiss has been scheduled before Chief Judge Brown on March 1, 2007. Fact discovery in the multi-district litigation is ongoing.
    A number of complaints making allegations similar to those in the Commercial Complaint have been filed against AIG and other defendants in state and federal courts around the country. The defendants have thus far been successful in having the federal actions transferred to the District of New Jersey and consolidated into the multi-district litigation. The defendants have also sought to have state court actions making similar allegations stayed pending resolution of the multi-district litigation. In one state court action pending in Florida, the trial court recently decided not to grant an additional stay, but instead to allow the case to proceed.
    Litigation Relating to 21st Century. Shortly after the announcement in late January 2007 of AIG’s offer to acquire the outstanding shares of 21st Century not already owned by AIG and its subsidiaries, two related class actions were filed in the Superior Court of California, Los Angeles County against AIG, 21st Century and the individual members of 21st Century’s Board of Directors, two of whom are current executive officers of AIG. The actions were filed purportedly on behalf of the minority shareholders of 21st Century and assert breaches of fiduciary duty in connection with the AIG proposal. The complaints allege that the proposed per share price is unfair and seek preliminary and permanent injunctive relief to enjoin the consummation of the proposed transaction.
    SICO. In July, 2005, SICO filed a complaint against AIG in the Southern District of New York, claiming that AIG had refused to provide SICO access to certain artwork and asked the court to order AIG immediately to release the property to SICO. AIG filed an answer denying SICO’s allegations and setting forth defenses to SICO’s claims. In addition, AIG filed counterclaims asserting breach of contract, unjust enrichment, conversion, breach of fiduciary duty, a constructive trust and declaratory judgment, relating to SICO’s breach of its commitment to use its AIG shares only for the benefit of AIG and AIG employees. Fact and expert discovery has been substantially concluded and briefing on SICO’s motion for summary judgment is underway.
Effect on AIG
In the opinion of AIG management, AIG’s ultimate liability for the unresolved matters referred to above is not likely to have a material adverse effect on AIG’s consolidated financial condition, although it is possible that the effect would be material to AIG’s consolidated results of operations for an individual reporting period.
Item 4.
Submission of Matters to a Vote of Security Holders
There were no matters submitted to a vote of security holders during the fourth quarter of 2006.
Form 10-K 2006 AIG        21

American International Group, Inc. and Subsidiaries
Part II

Item 5.
Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
AIG’s common stock is listed on the New York Stock Exchange, as well as on the stock exchanges in London, Paris, Switzerland and Tokyo.
The following table presents the high and low closing sales prices and the dividends paid per share of AIG’s common stock on the New York Stock Exchange Composite Tape, for each quarter of 2006 and 2005.

	2006			2005

			Dividends			Dividends
	High	Low	Paid	High	Low	Paid

First quarter	$70.83	$65.35	$0.150	$73.46	$54.18	$0.125
Second quarter	66.54	58.67	0.150	58.94	49.91	0.125
Third quarter	66.48	57.76	0.165	63.73	56.00	0.150
Fourth quarter	72.81	66.30	0.165	64.40	60.43	0.150

    The approximate number of holders of common stock as of January 31, 2007, based upon the number of record holders, was 58,000.
    Subject to the dividend preference of any of AIG’s serial preferred stock that may be outstanding, the holders of shares of common stock are entitled to receive such dividends as may be declared by AIG’s Board of Directors from funds legally available therefor.
    In February 2007, AIG’s Board of Directors adopted a new dividend policy, to take effect with the dividend to be declared in the second quarter of 2007, providing that under ordinary circumstances, AIG’s plan will be to increase its common stock dividend by approximately 20 percent annually. The payment of any dividend, however, is at the discretion of AIG’s Board of Directors, and the future payment of dividends will depend on various factors, including the performance of AIG’s businesses, AIG’s consolidated financial position, results of operations and liquidity and the existence of investment opportunities.
    For a discussion of certain restrictions on the payment of dividends to AIG by some of its insurance subsidiaries, see Note 11 of Notes to Consolidated Financial Statements.
The following table summarizes AIG’s stock repurchases for the three-month period ended December 31, 2006:

Maximum
Number of
			Total	Shares
			Number of	that May
			Shares	Yet Be
			Purchased	Purchased
		Average	as Part of	Under the
		Price	Publicly	Plans or
	Total Number	Paid	Announced	Programs
	of Shares	per	Plans or	at End of
Period	Purchased(a)(b)	Share	Programs	Month(b)

October 1 - 31, 2006	—	$—	—	36,542,700
November 1 - 30, 2006	—	—	—	36,542,700
December 1 - 31, 2006	—	—	—	36,542,700

Total	—	$—	—

(a)	Does not include 165,190 shares delivered or attested to in satisfaction of the exercise price by holders of AIG employee stock options exercised during the three months ended December 31, 2006 or 17,000 shares purchased by ILFC to satisfy obligations under employee benefit plans.

(b)	On July 19, 2002, AIG announced that its Board of Directors had authorized the open market purchase of up to 10 million shares of common stock. On February 13, 2003, AIG announced that its Board of Directors had expanded the existing program through the authorization of an additional 50 million shares. The purchase program has no set expiration or termination date. In February 2007, AIG’s Board of Directors increased the repurchase program by authorizing the repurchase of shares with an aggregate purchase price of $8 billion.
    AIG’s table of equity compensation plans previously approved by security holders and equity compensation plans not previously approved by security holders will be included in AIG’s Definitive Proxy Statement in connection with its 2007 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days of AIG’s fiscal year end.
22       AIG 2006 Form 10-K

American International Group, Inc. and Subsidiaries

Performance Graph
The following Performance Graph compares the cumulative total shareholder return on AIG common stock for a five-year period (December 31, 2001 to December 31, 2006) with the cumulative total return of the Standard & Poor’s 500 stock index (which includes AIG) and a peer group of companies (the New Peer Group) consisting of nine insurance companies to which AIG compares its business and operations: ACE Limited, Aflac Incorporated, The Chubb Corporation, The Hartford Financial Services Group, Inc., Lincoln National Corporation, MetLife, Inc., Prudential Financial, Inc., The Travelers Companies, Inc. (formerly The St. Paul Travelers Companies, Inc.) and XL Capital Ltd. The Performance Graph also compares the cumulative total shareholder return on AIG common stock to the return of a group of companies comprised of The Allstate Corporation, The Chubb Corporation, CNA Financial Corporation, The Hartford Financial Services Group, Inc., Lincoln National Corporation, MetLife, Inc., Prudential Financial, Inc. and The Travelers Companies, Inc. (the Old Peer Group), to which AIG compared itself in the Performance Graph included in its Definitive Proxy Statement in connection with AIG’s 2006 Annual Meeting of Shareholders. ACE Limited, Aflac Incorporated, and XL Capital Ltd have been added to the New Peer Group to reflect their status as significant competitors of AIG’s business. The Allstate Corporation and CNA Financial Corporation have been excluded because AIG no longer believes these companies to be comparable to AIG in its overall business and operations. Dividend reinvestment has been assumed and returns have been weighted to reflect relative stock market capitalization.
FIVE-YEAR CUMULATIVE TOTAL SHAREHOLDER RETURNS
Value of $100 Invested on December 31, 2001

	2001	2002	2003	2004	2005	2006

AIG	$100.00	$73.07	$84.04	$83.61	$87.67	$92.97
S&P 500	100.00	77.90	100.25	111.15	116.61	135.03
New Peer Group	100.00	86.49	109.07	126.05	155.01	179.36
Old Peer Group	100.00	88.84	111.14	134.80	164.51	196.58
Form 10-K 2006 AIG        23

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

Years Ended December 31,
(in millions, except per share data)	2006	2005	2004	2003	2002

Revenues(a)(b)(c):
Premiums and other considerations	$74,083	$70,209	$66,625	$54,802	$44,289
Net investment income	25,292	22,165	18,465	15,508	13,593
Realized capital gains (losses)	106	341	44	(442)	(1,653)
Other income	13,713	16,190	12,532	9,553	9,942
Total revenues	113,194	108,905	97,666	79,421	66,171
Benefits and expenses:
Incurred policy losses and benefits	59,706	63,558	58,212	46,034	40,005
Insurance acquisition and other operating expenses	31,801	30,134	24,609	21,480	18,358
Total benefits and expenses	91,507	93,692	82,821	67,514	58,363
Income before income taxes, minority interest and cumulative effect of accounting changes (b)(c)(d)(e)	21,687	15,213	14,845	11,907	7,808
Income taxes	6,537	4,258	4,407	3,556	1,919
Income before minority interest and cumulative effect of accounting changes	15,150	10,955	10,438	8,351	5,889
Minority interest	(1,136)	(478)	(455)	(252)	(160)
Income before cumulative effect of accounting changes	14,014	10,477	9,983	8,099	5,729
Cumulative effect of accounting changes, net of tax	34	—	(144)	9	—
Net income	14,048	10,477	9,839	8,108	5,729

Earnings per common share:
Basic
Income before cumulative effect of accounting changes	5.38	4.03	3.83	3.10	2.20
Cumulative effect of accounting changes, net of tax	0.01	—	(0.06)	—	—
Net income	5.39	4.03	3.77	3.10	2.20
Diluted
Income before cumulative effect of accounting changes	5.35	3.99	3.79	3.07	2.17
Cumulative effect of accounting changes, net of tax	0.01	—	(0.06)	—	—
Net income	5.36	3.99	3.73	3.07	2.17

Dividends declared per common share	0.65	0.63	0.29	0.24	0.18
Total assets	979,414	853,051	801,007	675,602	561,131
Long-term debt and commercial paper(f)
Guaranteed by AIG	17,126	10,425	8,498	7,469	7,144
Liabilities connected to trust preferred stock	1,440	1,391	1,489	1,682	—
Matched/not guaranteed by AIG	130,113	98,033	86,912	71,198	63,866
Total liabilities	877,546	766,548	721,135	606,180	500,696
Shareholders’ equity	$101,677	$86,317	$79,673	$69,230	$58,303

(a)	Represents the sum of General Insurance net premiums earned, Life Insurance & Retirement Services GAAP premiums and net investment income, Financial Services interest, lease and finance charges, Asset Management net investment income from spread-based products and advisory and management fees, and realized capital gains (losses).

(b)	Includes the effect of hedging activities that did not qualify for hedge accounting treatment under FAS 133, including the related foreign exchange gains and losses. For 2006, 2005, 2004, 2003 and 2002, respectively, the effect was $(1.86) billion, $2.02 billion, $385 million, $(1.50) billion and $(216) million in revenues and $(1.86) billion, $2.02 billion, $671 million, $(1.22) billion and $(58) million in operating income. These amounts result primarily from interest rate and foreign currency derivatives that are economically hedging available for sale securities and borrowings.

(c)	Includes the effect of out of period adjustments related to the accounting for certain interests in unit investment trusts. For 2006 the effect was an increase of $490 million in both revenues and operating income for General Insurance and an increase of $240 million and $169 million in revenues and operating income, respectively, for Life Insurance & Retirement Services.

(d)	Includes current year catastrophe-related losses of $3.28 billion in 2005 and $1.16 billion in 2004. There were no significant catastrophe-related losses in 2006.

(e)	Operating income was reduced by fourth quarter charges of $1.8 billion, $850 million and $2.1 billion for 2005, 2004 and 2002, respectively, related to the annual review of General Insurance loss and loss adjustment reserves. In 2006, 2005 and 2004, changes in estimates for asbestos and environmental reserves were $198 million, $873 million and $850 million, respectively.

(f)	Including that portion of long-term debt maturing in less than one year. See also Note 9 of Notes to Consolidated Financial Statements.
24       AIG 2006 Form 10-K

American International Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Item 7.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, AIG presents its operations in the way it believes will be most meaningful. Statutory underwriting profit (loss) and combined ratios are presented in accordance with accounting principles prescribed by insurance regulatory authorities because these are standard measures of performance used in the insurance industry and thus allow more meaningful comparisons with AIG’s insurance competitors. AIG has also incorporated into this discussion a number of cross-references to additional information included throughout this Annual Report on Form 10-K to assist readers seeking additional information related to a particular subject.
Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide the reader a narrative explanation of AIG’s operations, financial condition and liquidity and certain other significant matters.

Cautionary Statement Regarding Projections and Other Information About Future Events
This Annual Report on Form 10-K and other publicly available documents may include, and AIG’s officers and representatives may from time to time make, projections concerning financial information and statements concerning future economic performance and events, plans and objectives relating to management, operations, products and services, and assumptions underlying these projections and statements. These projections and statements are not historical facts but instead represent only AIG’s belief regarding future events, many of which, by their nature, are inherently uncertain and outside AIG’s control. These projections and statements may address, among other things, the status and potential future outcome of the current regulatory and civil proceedings against AIG and their potential effect on AIG’s businesses, financial position, results of operations, cash flows and liquidity, the effect of credit rating changes on AIG’s businesses and competitive position, the unwinding and resolving of various relationships between AIG and SICO and AIG’s strategy for growth, product development, market position, financial results and reserves. It is possible that AIG’s actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these projections and statements. Factors that could cause AIG’s actual results to differ, possibly materially, from those in the specific projections and statements are discussed throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Item 1A. Risk Factors of this Annual Report on Form 10-K. AIG is not under any obligation (and expressly disclaims any such obligations) to update or alter any projection or other statement, whether written or oral, that may be made from time to time, whether as a result of new information, future events or otherwise.
Form 10-K 2006 AIG        25

American International Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

Overview of Operations and Business Results

AIG identifies its reportable segments by product or service line, consistent with its management structure. AIG’s major product and service groupings are General Insurance, Life Insurance & Retirement Services, Financial Services and Asset Management. AIG’s operations in 2006 were conducted by its subsidiaries through these segments. Through these segments, AIG provides insurance, financial and investment products and services to both businesses and individuals in more than 130 countries and jurisdictions. This geographic, product and service diversification is one of AIG’s major strengths and sets it apart from its competitors. AIG’s Other category consists of items not allocated to AIG’s operating segments.
    AIG’s subsidiaries serve commercial, institutional and individual customers through an extensive property-casualty and life insurance and retirement services network. In the United States, AIG companies are the largest underwriters of commercial and industrial insurance and are among the largest life insurance and retirement services operations as well. AIG’s Financial Services businesses include commercial aircraft and equipment leasing, capital markets operations and consumer finance, both in the United States and abroad. AIG also provides asset management services to institutions and individuals. As part of its spread-based business activities, AIG issues various debt instruments in the public and private markets.
    AIG’s operating performance reflects implementation of various long-term strategies and defined goals in its various operating segments. A primary goal of AIG in managing its General Insurance operations is to achieve an underwriting profit. To achieve this goal, AIG must be disciplined in its risk selection, and premiums must be adequate and terms and conditions appropriate to cover the risks accepted and expenses incurred. Expense efficiency is also a primary goal of AIG.
    A central focus of AIG operations in recent years has been the development and expansion of distribution channels. In 2006, AIG continued to expand its distribution channels, which now include banks, credit card companies, television-media home shopping, affinity groups, direct response, worksite marketing and e-commerce.
    AIG patiently builds relationships in markets around the world where it sees long-term growth opportunities. For example, the fact that AIG has the only wholly owned foreign life insurance operations in eleven cities in China is the result of relationships developed over nearly 30 years. AIG’s more recent extensions of operations into India, Vietnam, Russia and other emerging markets reflect the same growth strategy. Moreover, AIG believes in investing in the economies and infrastructures of these countries and growing with them. When AIG companies enter a new jurisdiction, they typically offer both basic protection and savings products. As the economies evolve, AIG’s products evolve with them, to more sophisticated and investment-oriented models.
    Growth for AIG may be generated internally as well as through acquisitions which both fulfill strategic goals and offer adequate return on capital. During 2006, AIG acquired Travel Guard International, one of the nation’s leading providers of travel insurance programs and emergency travel assistance, and acquired Central Insurance Co., Ltd., a leading general insurance company in Taiwan.
Outlook
The commercial property and casualty insurance industry has historically experienced cycles of price erosion followed by rate strengthening as a result of catastrophe or other significant losses that affect the overall capacity of the industry to provide coverage. Despite industry price erosion in commercial lines, AIG expects to continue to identify profitable opportunities and build attractive new general insurance businesses as a result of AIG’s broad product line and extensive distribution networks in the U.S. and abroad. Workers compensation remains under considerable pricing pressure, as statutory rates continue to decline. Rates for D&O insurance also continue to decline due to competitive pressures. There can be no assurance that price erosion will not become more widespread or that AIG’s profitability will not deteriorate from current levels in major commercial lines, as well as in personal lines and specialty coverages, such as mortgage guaranty, where the loss ratio has increased due to softening in the U.S. housing market and the weakening performance of non-traditional mortgage products. In Foreign General, opportunities for growth exist in the consumer lines due to increased demand in emerging markets and the trend toward privatization of health insurance. Growth in the Personal Lines marketplace remains challenged from flat renewal pricing, consumer price shopping and increased advertising spending by market leaders. However, the high net worth market continues to provide opportunities for growth as a result of AIG’s innovative products and services specifically designed for that market. AIG expects that the acquisition of the remaining interest in 21st Century will enhance AIG’s ability to grow the Personal Lines business while gaining efficiencies of scale.
    Losses caused by catastrophes can fluctuate widely from year to year, making comparisons of results more difficult. With respect to catastrophe losses, AIG believes that it has taken appropriate steps, such as careful exposure selection and adequate reinsurance coverage, to reduce the effect of possible future losses. The occurrence of one or more catastrophic events of unanticipated frequency or severity, such as a terrorist attack, earthquake or hurricane, that causes insured losses, however, could have a material adverse effect on AIG’s results of operations, liquidity or financial condition.
    AIG’s operations in China continue to expand, but AIG expects competition in China to remain strong and AIG’s success in China will depend on its ability to execute its growth strategy.
    In India, AIG expects to grow all segments, both organically and through acquisitions and joint ventures.
    In Japan, AIG expects its Life Insurance & Retirement Services earnings growth may be challenged by increased competition in light of a new industry-wide mortality table, the continued runoff of the older, higher-margin in-force business of AIG Star Life and AIG Edison Life and lower consumer demand for certain accident and health products in light of tax law changes. The flat yield curve and declining Yen foreign exchange environment may continue to constrain certain fixed annuity production. To leverage
26       AIG 2006 Form 10-K

American International Group, Inc. and Subsidiaries

AIG’s leadership position in the distribution of annuities through banks in Japan, ALICO launched new life products in this distribution channel. Although ALICO’s direct marketing activities in Japan could experience a contraction while it re-positions its brand and products in a very competitive market, AIG expects that further deregulation will provide additional growth opportunities. In addition, AIG expects that the planned integration of AIG Star Life and AIG Edison Life will provide enhanced distribution opportunities and scale economies with an anticipated completion date of 2009.
    AIG is a leader in direct marketing through sponsors and in the broad market in Japan and Korea, and AIG is investing in expanding distribution channels in India, Korea and Vietnam.
    Through new operations in Bahrain designed to comply with Islamic law, AIG is tapping into a growing market. Islamic insurance, called Takaful, is an alternative to conventional insurance based on the concept of mutual assistance through pooling of resources.
    Domestically, AIG plans to continue expansion of its Life Insurance & Retirement Services businesses through direct marketing and independent agent distribution channels. The aging population in the U.S. provides a growth opportunity for a variety of products, including longevity, guaranteed income and supplemental accident and health products. Certain other demographic groups that have traditionally been underserved provide additional growth opportunities. The home service operation, a slow growth business, has not met business objectives, although its cash flow has been steady. Domestic group life/health operations continue to face competitors with greater scale in group benefits. At the end of 2006, AIG exited the financial institutions credit life business in the U.S. as a result of competition from bank products and low profit margins. The individual fixed annuities business will continue to be challenged due to the interest rate environment and increased competition from bank products, while lower margin variable annuity products with living benefits will continue to be the product of consumer choice in the individual variable annuity markets. The group annuity market is undergoing a transition from group annuities to mutual fund products that have lower profit margins.
    Globally, heightened regulatory scrutiny of financial services companies in many jurisdictions has the potential to affect future financial results through higher compliance costs. This is particularly true in Japan and Southeast Asia where financial institutions have received remediation orders affecting consumer and policyholder rights.
    Within Financial Services, demand for ILFC’s modern, fuel efficient aircraft remains strong, and ILFC plans to increase its fleet by purchasing 83 aircraft in 2007. However, ILFC’s margins may be adversely affected by further increases in interest rates. AIGFP expects opportunities for growth across its product segments, but AIGFP is a transaction-oriented business, and its operating results will depend to a significant extent on actual transaction flow, which can be affected by market conditions and other variables outside its control. AIG continues to explore opportunities to expand its Consumer Finance operations into new foreign markets. Consumer Finance operations overseas were negatively affected in 2006 by industry-wide credit deterioration in the Taiwan credit card market, however, and operating results in the U.S. could be affected by the residential housing market, interest rates and unemployment.
    The GIC portfolio, which is reported within the Asset Management segment, continues to run off and the MIP has replaced the GIC program as AIG’s principal institutional spread-based investment activity. The MIP program is expected to continue to grow in 2007. Because the asset mix under the MIP does not include the alternative investments utilized in the GIC program, however, AIG does not expect that the income growth in the MIP will offset the runoff in the GIC portfolio for the foreseeable future.
    For a description of important factors that may affect the operations and initiatives described above, see Item 1A. Risk Factors.
Consolidated Results
The following table summarizes AIG’s consolidated revenues, income before income taxes, minority interest and cumulative effect of accounting changes and net income for the years ended December 31, 2006, 2005 and 2004:

Years Ended December 31,
(in millions)	2006	2005	2004

Total revenues	$113,194	$108,905	$97,666

Income before income taxes, minority interest and cumulative effect of accounting changes	21,687	15,213	14,845

Net income	$14,048	$10,477	$9,839

2006 and 2005 Comparison
The 4 percent growth in revenues in 2006 was primarily attributable to the growth in net premiums earned and net investment income from General Insurance operations and growth in Life Insurance & Retirement Services GAAP premiums and net investment income. Revenues in the Financial Services segment declined as a result of the effect of hedging activities for AIGFP that did not qualify for hedge accounting treatment under FAS 133, decreasing revenues by $1.8 billion in 2006 and increasing revenues by $2.01 billion in 2005.
    Income before income taxes, minority interest and cumulative effect of accounting changes increased 43 percent in 2006 compared to 2005, reflecting higher General Insurance and Life Insurance & Retirement Services operating income. These increases were partially offset by lower Financial Services operating income reflecting the effects of hedging activities that did not qualify for hedge accounting treatment under FAS 133. Results in
Form 10-K 2006 AIG        27

American International Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

2005 reflected the negative effect of $3.28 billion (pre-tax) in catastrophe-related losses incurred that year. Net income in 2005 also reflected the charges related to regulatory settlements, as described in Item 3. Legal Proceedings, and the fourth quarter charge resulting from the annual review of General Insurance loss and loss adjustment reserves.
2005 and 2004 Comparison
Revenues grew 12 percent in 2005 compared to 2004 primarily due to the growth in net premiums earned from General Insurance operations as well as growth in both General Insurance and Life Insurance & Retirement Services net investment income and Life Insurance & Retirement Services GAAP premiums. Hedging activities for AIGFP that did not qualify for hedge accounting treatment under FAS 133 caused an increase in Financial Services revenues of $2.01 billion in 2005 and a decrease of $122 million in 2004.
    AIG’s income before income taxes, minority interest and cumulative effect of accounting changes increased 2 percent in 2005 compared to 2004. Life Insurance & Retirement Services, Financial Services and Asset Management operating income gains accounted for the increase over 2004 in both pretax income and net income. Offsetting these gains was the effect of the charges related to regulatory settlements.
Remediation and Other Items
Throughout 2006, as part of its continuing remediation efforts, AIG recorded out of period adjustments. The net effect of out of period adjustments relating to prior years increased 2006 net income by $65 million. The more significant adjustments included increases in unit investment trust income of $773 million ($428 million after tax) (more fully described below) and other expenses of $356 million ($231 million after tax), and a decrease in revenues for certain derivative transactions of $300 million ($145 million after tax).
    During the fourth quarter, as part of its ongoing remediation efforts, AIG recorded out of period adjustments. These adjustments collectively increased net income in the fourth quarter by $56 million but were offset by fourth quarter charges to expense within Domestic Life for the adverse ruling in the Superior National arbitration of $125 million ($81 million after tax) and a charge of $66 million ($43 million after tax) in connection with the exit of the financial institutions credit life business. The more significant out of period adjustments included the following: a decrease in income tax expense of $181 million relating to AIG’s ongoing remediation of internal controls over income tax accounting, an increase in other expenses of $167 million ($109 million after tax) relating to AIG’s remediation of internal controls over reconciliation of certain balance sheet accounts, an increase in incurred policy losses and benefits of $103 million ($67 million after tax) in Domestic General Insurance for corrections of certain reserves for losses and loss expenses, a reduction in incurred policy benefits in the Foreign Life participating policyholder fund stemming from deferred tax adjustments in Foreign Life of $190 million ($124 million after tax), an increase in insurance operating expenses of $61 million ($40 million after tax) within Foreign Life for corrections of expense allocations to certain par fund accounts, and a $79 million ($51 million after tax) charge related to purchases of life insurance policies for AIG’s life settlements portfolio that were issued by AIG subsidiaries.
    During 2006, AIG identified and recorded out of period adjustments related to the accounting for certain interests in unit investment trusts in accordance with FIN 46(R), “Consolidation of Variable Interest Entities” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” These investments had previously been accounted for as available for sale securities, with changes in market values being reflected in other comprehensive income, net of deferred income taxes. Beginning with the second quarter of 2006, the changes in market values are included in net investment income. The adjustments decreased unrealized appreciation (depreciation) of investments — net of reclassification adjustments, and the related deferred income tax benefit (expense), in the Consolidated Statement of Comprehensive Income (Loss) by approximately $659 million and approximately $231 million, respectively, and increased net investment income by $844 million, increased Incurred policy losses and benefits (related to certain participating policyholder funds) by $71 million, increased Income taxes by $231 million and increased minority interest expense by $114 million in the Consolidated Statement of Income. There was no effect on Total shareholders’ equity at December 31, 2006 or December 31, 2005.
    Results for 2006 were negatively affected by a one-time charge relating to the Starr tender offer ($54 million before and after tax) and an additional allowance for losses in AIG Credit Card Company (Taiwan) ($94 million before and after tax).
    The effective income tax rate increased from 28.0 percent for 2005 to 30.1 percent for 2006, reflecting changes in the sources of foreign taxable income, the effect of the phase out of synfuel tax credits, the effect of consolidating certain limited partnerships and a reduction in the proportion of total income derived from tax exempt income, which was partially offset by the aforementioned out of period income tax adjustments.
    There were no significant catastrophe-related losses for the year ended December 31, 2006.
The following table summarizes the net effect of catastrophe-related losses for the years ended December 31, 2005 and 2004.

(in millions)	2005	2004

Pretax*	$3,280	$1,155

Net of tax and minority interest	2,109	729

*	Includes $312 million and $96 million in catastrophe-related losses from partially owned companies in 2005 and 2004, respectively.
28       AIG 2006 Form 10-K

American International Group, Inc. and Subsidiaries

Segment Results
The following table summarizes the operations of each principal segment for the years ended December 31, 2006, 2005 and 2004. See also Note 2 of Notes to Consolidated Financial Statements.

(in millions)	2006	2005	2004

Revenues(a):
General Insurance(b)(c)	$49,206	$45,174	$41,961
Life Insurance & Retirement Services(c)(d)	50,163	47,376	43,402
Financial Services(e)(f)	8,010	10,525	7,495
Asset Management(g)	5,814	5,325	4,714
Other(h)	1	505	94

Total	$113,194	$108,905	$97,666

Operating Income(a)(i)(j):
General Insurance(c)	$10,412	$2,315	$3,177
Life Insurance & Retirement Services(c)	10,032	8,904	7,925
Financial Services(f)	524	4,276	2,180
Asset Management	2,346	2,253	2,125
Other(h)(k)	(1,627)	(2,535)	(562)

Total	$21,687	$15,213	$14,845

(a)	Includes the effect of hedging activities that did not qualify for hedge accounting treatment under FAS 133, including the related foreign exchange gains and losses. For 2006, 2005 and 2004, respectively, the effect was $(1.86) billion, $2.02 billion and $385 million in revenues and $(1.86) billion, $2.02 billion and $671 million in operating income. These amounts result primarily from interest rate and foreign currency derivatives that are hedging available for sale securities and borrowings.

(b)	Represents the sum of General Insurance net premiums earned, net investment income and realized capital gains (losses).

(c)	Includes the effect of out of period adjustments related to the accounting for certain interests in unit investment trusts. For 2006, the effect was an increase of $490 million in both revenues and operating income for General Insurance and an increase of $240 million and $169 million in revenues and operating income, respectively, for Life Insurance & Retirement Services.

(d)	Represents the sum of Life Insurance & Retirement Services GAAP premiums, net investment income and realized capital gains (losses). Included in realized capital gains (losses) and operating income is the effect of hedging activities that did not qualify for hedge accounting treatment under FAS 133 and the application of FAS 52, of $355 million, $(495) million and $(140) million for 2006, 2005 and 2004, respectively.

(e)	Represents interest, lease and finance charges.

(f)	Includes the effect of hedging activities that did not qualify for hedge accounting treatment under FAS 133, including the related foreign exchange gains and losses. For 2006, 2005 and 2004, respectively, the effect was $(1.82) billion, $2.01 billion, and $(122) million in both revenues and operating income for Capital Markets. These amounts result primarily from interest rate and foreign currency derivatives that are economically hedging available for sale securities and borrowings. For 2004, the effect was $(27) million in operating income for Aircraft Leasing. During 2006 and 2005, Aircraft Leasing derivative gains and losses were reported as part of AIG’s Other category, and were not reported in Aircraft Leasing operating income.

(g)	Represents net investment income with respect to spread-based products and management and advisory fees.

(h)	Includes consolidation and elimination adjustments which increased revenues and operating income by $296 million and $74 million, respectively, in 2006.

(i)	Represents income before income taxes, minority interest, and cumulative effect of accounting changes.

(j)	Includes current year catastrophe-related losses of $3.28 billion and $1.16 billion in 2005 and 2004, respectively. There were no significant catastrophe-related losses in 2006. Includes additional losses incurred and net reinstatement premiums related to prior year catastrophes of $165 million and $292 million in 2006 and 2005, respectively.

(k)	Includes current year catastrophe-related losses from unconsolidated subsidiaries of $312 million and $96 million in 2005 and 2004. There were no significant catastrophe-related losses in 2006.
General Insurance
AIG’s General Insurance operations provide property and casualty products and services throughout the world. The increase in General Insurance operating income in 2006 compared to 2005 was primarily attributable to an improvement in underwriting results for DBG, including the absence of catastrophe-related losses, which amounted to $2.89 billion in 2005. Operating income for 2006 also reflected higher net investment income, including the effect of the out of period adjustments related to the accounting for certain interests in unit investment trusts.
Life Insurance & Retirement Services
AIG’s Life Insurance & Retirement Services operations provide insurance, financial and investment products throughout the world. Foreign operations contributed approximately 68 percent, 59 percent and 61 percent of AIG’s Life Insurance & Retirement Services operating income in 2006, 2005 and 2004, respectively.
    Life Insurance & Retirement Services operating income increased 13 percent in 2006 compared to 2005 on higher GAAP premiums and an increase in net investment income. Net investment income in 2006 included the effect of an out of period adjustment related to the accounting for certain interests in unit investment trusts. Realized capital gains included in revenues and operating income were $88 million in 2006 compared to realized capital losses of $158 million in 2005. Results for 2006 were particularly strong in the Foreign Life operations that were helped by increased net investment income, higher realized gains and lower acquisition costs. Domestic Life Insurance & Retirement Services operating income declined from the prior year on lower realized gains, the charge discussed above relating to the Superior National arbitration and the exiting of the financial institutions credit insurance business.
Financial Services
AIG’s Financial Services subsidiaries engage in diversified activities including aircraft and equipment leasing, capital markets, consumer finance and insurance premium finance.
    Financial Services operating income decreased in 2006 compared to 2005 primarily due to the effects of hedging activities that did not qualify for hedge accounting treatment under FAS 133. AIG is reinstituting hedge accounting in the first quarter of 2007 for AIGFP. In addition to the effects of FAS 133, fluctuations in revenues and operating income from period to
Form 10-K 2006 AIG        29

American International Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

period are not unusual because of the transaction-oriented nature of Capital Markets operations.
Asset Management
AIG’s Asset Management operations include institutional and retail asset management, broker-dealer services and institutional spread-based investment businesses. The MIP has replaced the GIC program as AIG’s principal spread-based investment activity.
    Asset Management operating income increased 4 percent in 2006 compared to 2005 due primarily to growth in asset management fees within Institutional Asset Management and income from the MIP. These increases were partially offset by the continued runoff of GIC balances, spread compression in the remaining GIC portfolio as well as decreased performance-based fees. Gains and losses arising from the consolidation of certain variable interest entities (VIEs) and partnerships are included in operating income, but are offset in minority interest expense, which is not a component of operating income.
Capital Resources
At December 31, 2006, AIG had total consolidated shareholders’ equity of $101.68 billion and total consolidated borrowings of $148.68 billion. At that date, $131.55 billion of such borrowings were not guaranteed by AIG, were matched borrowings by AIG or AIGFP, or represented liabilities connected to trust preferred stock.
    AIG did not purchase shares of its common stock under its common stock repurchase authorization during 2006. In February 2007, AIG’s Board of Directors increased the repurchase program by authorizing the repurchase of shares with an aggregate purchase price of $8 billion.
    In 2007, AIG expects to issue capital securities in one or more series. The proceeds will be used to repurchase shares of common stock or to otherwise improve the efficiency of AIG’s capital structure.
Liquidity
AIG manages liquidity at both the subsidiary and parent company levels. At December 31, 2006, AIG’s consolidated invested assets, primarily held by its subsidiaries, included $26.8 billion in cash and short-term investments. Consolidated net cash provided from operating activities in 2006 amounted to $6.8 billion. At the parent company level, liquidity management activities are conducted in a manner to preserve and enhance funding stability, flexibility, and diversity through the full range of potential operating environments and market conditions. AIG’s primary sources of cash flow are dividends and other payments from its regulated and unregulated subsidiaries, as well as issuances of debt securities. Primary uses of cash flow are for debt service, subsidiary funding and shareholder dividend payments. Management believes that AIG’s liquid assets, cash provided by operations and access to the capital markets will enable it to meet its anticipated cash requirements, including the funding of increased dividends under AIG’s new dividend policy and repurchases of common stock.
Critical Accounting Estimates
AIG considers its most critical accounting estimates to be those relating to reserves for losses and loss expenses, future policy benefits for life and accident and health contracts, recoverability of DAC, estimated gross profits for investment-oriented products, fair value determinations for certain Capital Markets assets and liabilities, other-than-temporary declines in the value of investments and flight equipment recoverability. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. To the extent actual experience differs from the assumptions used, AIG’s results of operations would be directly affected.
    Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, AIG’s critical accounting estimates are discussed in detail. The major categories for which assumptions are developed and used to establish each critical accounting estimate are highlighted below. For a discussion regarding the significant accounting policies relating to these estimates, see Note 1 of Notes to Consolidated Financial Statements.
Reserves for Losses and Loss Expenses (General Insurance):

•	Loss trend factors: used to establish expected loss ratios for subsequent accident years based on premium rate adequacy and the projected loss ratio with respect to prior accident years.
•	Expected loss ratios for the latest accident year: in this case, accident year 2006 for the year end 2006 loss reserve analysis. For low-frequency, high-severity classes such as excess casualty, expected loss ratios generally are utilized for at least the three most recent accident years.
•	Loss development factors: used to project the reported losses for each accident year to an ultimate amount.
•	Reinsurance recoverable on unpaid losses: the expected recoveries from reinsurers on losses that have not yet been reported and/or settled.
Future Policy Benefits for Life and Accident and Health Contracts (Life Insurance & Retirement Services):

•	Interest rates: which vary by geographical region, year of issuance and products.
•	Mortality, morbidity and surrender rates: based upon actual experience by geographical region modified to allow for variation in policy form, risk classification and distribution channel.
Estimated Gross Profits (Life Insurance & Retirement Services):

•	Estimated gross profits: to be realized over the estimated duration of the contracts (investment-oriented products) affect the carrying value of DAC, unearned revenue liability and associated amortization patterns under FAS 97 and Sales Inducement Assets under SOP 03-1. Estimated gross profits include investment income and gains and losses on investments less required interest, actual mortality and other expenses.
30       AIG 2006 Form 10-K

American International Group, Inc. and Subsidiaries

Deferred Policy Acquisition Costs (Life Insurance & Retirement Services):

•	Recoverability: based on current and future expected profitability, which is affected by interest rates, foreign exchange rates, mortality experience, and policy persistency.
Deferred Policy Acquisition Costs (General Insurance):

•	Recoverability and eligibility: based upon the current terms and profitability of the underlying insurance contracts.
Fair Value Determinations Of Certain Assets And Liabilities (Financial Services):

•	SD Valuation models: utilizing factors, such as market liquidity and current interest, foreign exchange and volatility rates.
•	Market price data: AIG attempts to secure reliable and independent current market price data, such as published exchange rates from external subscription services such as Bloomberg or Reuters or third-party broker quotes for use in its models. When such data is not available, AIG uses an internal methodology, which includes interpolation and extrapolation from verifiable prices from trades occurring on dates nearest to the dates of the transactions.
Other-Than-Temporary Declines In The Value Of Investments:
A security is considered a candidate for other-than-temporary impairment if it meets any of the following criteria:

•	Trading at a significant (25 percent or more) discount to par or amortized cost (if lower) for an extended period of time (nine months or longer);
•	The occurrence of a discrete credit event resulting in the debtor defaulting or seeking bankruptcy or insolvency protection or voluntary reorganization; or
•	The probability of non-realization of a full recovery on its investment, irrespective of the occurrence of one of the foregoing events.

    At each balance sheet date, AIG evaluates its securities holdings in an unrealized loss position. Where AIG does not intend to hold such securities until they have fully recovered their carrying value, based on the circumstances present at the date of evaluation, AIG records the unrealized loss in income. If events or circumstances change, such as unexpected changes in the creditworthiness of the obligor, unanticipated changes in interest rates, tax laws, statutory capital positions and unforeseen liquidity events, among others, AIG revisits its intent. Further, if a loss is recognized from a sale subsequent to a balance sheet date pursuant to these unexpected changes in circumstances, the loss is recognized in the period in which the intent to hold the securities to recovery no longer existed.

    In periods subsequent to the recognition of an other-than-temporary impairment loss for debt securities, AIG amortizes the discount or reduced premium over the remaining life of the security in a prospective manner based on the amount and timing of estimated future cash flows.
Flight Equipment — Recoverability (Financial Services):

•	Expected undiscounted future net cash flows: based upon current lease rates, projected future lease rates and estimated terminal values of each aircraft based on third party information.
Operating Review
General Insurance Operations
AIG’s General Insurance subsidiaries are multiple line companies writing substantially all lines of commercial property and casualty insurance and various personal lines both domestically and abroad.
    As previously noted, AIG believes it should present and discuss its financial information in a manner most meaningful to its financial statement users. Accordingly, in its General Insurance business, AIG uses certain regulatory measures, where AIG has determined these measurements to be useful and meaningful.
    A critical discipline of a successful general insurance business is the objective to produce profit from underwriting activities exclusive of investment-related income. When underwriting is not profitable, premiums are inadequate to pay for insured losses and underwriting related expenses. In these situations, the addition of general insurance related investment income and realized capital gains may, however, enable a general insurance business to produce operating income. For these reasons, AIG views underwriting results to be critical in the overall evaluation of performance. See also Liquidity herein.
    Statutory underwriting profit is derived by reducing net premiums earned by net losses and loss expenses incurred and net expenses incurred. Statutory accounting generally requires immediate expense recognition and ignores the matching of revenues and expenses as required by GAAP. That is, for statutory purposes, expenses (including acquisition costs) are recognized immediately, not over the same period that the revenues are earned. Thus, statutory expenses exclude changes in DAC.
    GAAP provides for the recognition of expenses at the same time revenues are earned, the accounting principle of matching. Therefore, acquisition expenses are deferred and amortized over the period the related net premiums written are earned. DAC is reviewed for recoverability, and such review requires management judgment. The most comparable GAAP measure to statutory underwriting profit is income before income taxes, minority interest and cumulative effect of an accounting change. A table reconciling statutory underwriting profit to income before income taxes, minority interest and cumulative effect of an accounting change is contained in footnote (g) to the following table. See also Critical Accounting Estimates herein and Notes 1 and 4 of Notes to Consolidated Financial Statements.
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
Form 10-K 2006 AIG        31

American International Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

cost of losses and statutory expenses, respectively. The combined ratio is the sum of the loss ratio and the expense ratio. The combined ratio presents the total cost per $100 of premium production. A combined ratio below 100 demonstrates underwriting profit; a combined ratio above 100 demonstrates underwriting loss.
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
General Insurance Results
General Insurance operating income is comprised of statutory underwriting results, changes in DAC, net investment income and realized capital gains and losses. Operating income, as well as net premiums written, net premiums earned, net investment income and realized capital gains (losses) and statutory ratios for 2006, 2005 and 2004 were as follows:

(in millions, except ratios)	2006	2005	2004

Net premiums written:
Domestic General
DBG	$24,345	$23,128	$22,506
Transatlantic	3,633	3,466	3,749
Personal Lines	4,654	4,653	4,354
Mortgage Guaranty	866	628	607
Foreign General(a)	11,368	9,997	9,407

Total	$44,866	$41,872	$40,623

Net premiums earned:
Domestic General
DBG	$23,936	$22,602	$21,215
Transatlantic	3,604	3,385	3,661
Personal Lines	4,645	4,634	4,291
Mortgage Guaranty	740	533	539
Foreign General(a)	10,526	9,655	8,831

Total	$43,451	$40,809	$38,537

Net investment income(b):
Domestic General
DBG	$3,411	$2,403	$1,965
Transatlantic	435	343	307
Personal Lines	225	217	186
Mortgage Guaranty	140	123	120
Intercompany adjustments and eliminations — net	1	1	—
Foreign General	1,484	944	618

Total	$5,696	$4,031	$3,196

Realized capital gains (losses)	$59	$334	$228

Operating income (loss)(b)(c)(d):
Domestic General
DBG	$5,985	$(646)	$777
Transatlantic	589	(39)	282
Personal Lines	432	195	357
Mortgage Guaranty	328	363	399
Foreign General(e)	3,088	2,427	1,344
Reclassifications and eliminations	(10)	15	18

Total	$10,412	$2,315	$3,177

Statutory underwriting profit (loss)(c)(d)(g):
Domestic General
DBG	$2,450	$(3,227)	$(1,500)
Transatlantic	129	(434)	(77)
Personal Lines	204	(38)	136
Mortgage Guaranty	188	249	234
Foreign General(e)	1,437	1,285	643

Total	$4,408	$(2,165)	$(564)

(continued)
32       AIG 2006 Form 10-K

American International Group, Inc. and Subsidiaries

(in millions, except ratios)	2006	2005	2004

Domestic General(c)(d):
Loss ratio	69.1	89.6	83.9
Expense ratio	21.5	21.0	19.2

Combined ratio	90.6	110.6	103.1

Foreign General(c)(d):
Loss ratio(a)	50.5	53.7	61.6
Expense ratio(e)(f)	33.2	31.9	29.2

Combined ratio	83.7	85.6	90.8

Consolidated(c)(d):
Loss ratio	64.6	81.1	78.8
Expense ratio	24.5	23.6	21.5

Combined ratio	89.1	104.7	100.3

(a)	Income statement accounts expressed in non-functional currencies are translated into U.S. dollars using average exchange rates.

(b)	Includes the effect of out of period adjustments related to the accounting for certain interests in unit investment trusts in 2006. For DBG, the effect was an increase of $66 million, and for Foreign General, the effect was an increase of $424 million.

(c)	Catastrophe-related losses increased the consolidated General Insurance combined ratio for 2005 and 2004 by 7.06 points and 2.74 points, respectively. There were no significant catastrophe-related losses in 2006. Catastrophe-related losses for 2005 and 2004 by reporting unit were as follows:

	2005		2004

	Insurance	Net	Insurance	Net
	Related	Reinstatement	Related	Reinstatement
(in millions)	Losses	Premium Cost	Losses	Premium Cost

Reporting Unit:
DBG	$1,747	$122	$582	$—
Transatlantic	463	45	215	—
Personal Lines	112	2	25	—
Mortgage Guaranty	10	—	—	—
Foreign General	293	94	232	—

Total	$2,625	$263	$1,054	$—

(d)	Includes additional losses incurred and net reinstatement premiums related to prior year catastrophes of $199 million and $277 million, in 2006 and 2005, respectively.

(e)	Includes the results of wholly owned Foreign General agencies.

(f)	Includes amortization of advertising costs.

(g)	Statutory underwriting profit (loss) is a measure that U.S. domiciled insurance companies are required to report to their regulatory authorities. The following table reconciles statutory underwriting profit (loss) to operating income for General Insurance for the years ended December 31, 2006, 2005 and 2004:

	Domestic
	Brokerage		Personal	Mortgage	Foreign	Reclassifications
(in millions)	Group	Transatlantic	Lines	Guaranty	General	and Eliminations	Total

2006:
Statutory underwriting profit (loss)	$2,450	$129	$204	$188	$1,437	$—	$4,408
Increase (decrease) in DAC	26	14	2	3	204	—	249
Net investment income	3,411	435	225	140	1,484	1	5,696
Realized capital gains (losses)	98	11	1	(3)	(37)	(11)	59

Operating income (loss)	$5,985	$589	$432	$328	$3,088	$(10)	$10,412

2005:
Statutory underwriting profit (loss)	$(3,227)	$(434)	$(38)	$249	$1,285	$—	$(2,165)
Increase (decrease) in DAC	(23)	14	19	(8)	113	—	115
Net investment income	2,403	343	217	123	944	1	4,031
Realized capital gains (losses)	201	38	(3)	(1)	85	14	334

Operating income (loss)	$(646)	$(39)	$195	$363	$2,427	$15	$2,315

2004:
Statutory underwriting profit (loss)	$(1,500)	$(77)	$136	$234	$643	$—	$(564)
Increase (decrease) in DAC	160	30	24	44	59	—	317
Net investment income	1,965	307	186	120	618	—	3,196
Realized capital gains (losses)	152	22	11	1	24	18	228

Operating income (loss)	$777	$282	$357	$399	$1,344	$18	$3,177

Form 10-K 2006 AIG        33

American International Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

AIG transacts business in most major foreign currencies. The following table summarizes the effect of changes in foreign currency exchange rates on the growth of General Insurance net premiums written for the years ended December 31, 2006 and 2005.

	2006	2005

Growth in original currency*	7.4%	2.6%
Foreign exchange effect	(0.2)	0.5

Growth as reported in U.S. dollars	7.2%	3.1%

* Computed using a constant exchange rate for each period.
2006 and 2005 Comparison
General Insurance operating income increased in 2006 compared to 2005 due to growth in net premiums, a reduction in both catastrophe losses and prior accident year development, and growth in net investment income. The combined ratio improved to 89.1, a reduction of 15.6 points from 2005, including an improvement in the loss ratio of 16.5 points. The reduction in catastrophe losses represented 6.9 points and the reduction in prior year adverse development represented 11.5 points of the overall reduction. Net premiums written increased $3.0 billion or 7 percent in 2006 compared to 2005. Domestic General accounted for $1.6 billion of the increase as property rates improved and submission activity increased due to the strength of AIG’s capacity, commitment to difficult markets and diverse product offerings. Foreign General contributed $1.4 billion to the increase in net premiums written. In 2005, Domestic General net premiums written increased by $300 million and Foreign General net premiums written decreased by the same amount as a result of the commutation of the Richmond reinsurance contract. The commutation partially offset the increase in Domestic General net premiums written in 2006 compared to 2005 and increased Foreign General net premiums written in 2006 compared to 2005.
    In 2006, certain adjustments were made in conjunction with the remediation of the material weakness relating to balance sheet account reconciliations which increased earned premiums by $189 million and increased other expenses by $415 million. These adjustments reflect continuing progress in AIG’s ongoing remediation efforts. The combined effect of these adjustments increased the expense ratio by 0.9 points and decreased the loss ratio by 0.3 points.
    General Insurance net investment income increased $1.67 billion in 2006 to $5.7 billion on higher levels of invested assets, strong cash flows, slightly higher yields and increased partnership income, and included increases from out of period adjustments of $490 million related to the accounting for certain interests in unit investment trusts, $43 million related to partnership income and $85 million related to interest earned on a DBG deposit contract. See also Capital Resources and Liquidity — Liquidity and Invested Assets herein.
2005 and 2004 Comparison
General Insurance operating income in 2005 decreased from 2004 due to higher catastrophe-related losses and the fourth quarter 2005 increase in reserves and changes in estimates related to remediation of the material weakness in reconciliation of balance sheet accounts. Catastrophe-related losses were $2.89 billion and $1.05 billion in 2005 and 2004, respectively. These decreases in operating income were partially offset by strong growth in statutory underwriting profit and increases in net investment income. General Insurance operating income in 2004 also included a $232 million charge reflecting a change in estimate for salvage and subrogation recoveries.
    General Insurance net investment income grew in 2005 compared to 2004 due to strong cash flows, higher interest rates and increased partnership income. See also Capital Resources and Liquidity — Liquidity herein and Note 8 of Notes to Consolidated Financial Statements.
DBG Results
2006 and 2005 Comparison
DBG’s operating income increased to $5.99 billion in 2006 compared to a loss of $646 million in 2005, an improvement of $6.63 billion. The improvement is also reflected in the combined ratio, which declined to 89.4 in 2006 compared to 113.8 in 2005 primarily due to an improvement in the loss ratio of 24.9 points. The reduction in prior year adverse development and the reduction in catastrophe losses and related reinstatement premiums accounted for 21.0 points and 8.2 points, respectively, of the improvement.
    DBG’s net premiums written increased 5 percent in 2006 compared to 2005 as property rates improved and submission activity increased due to the strength of AIG’s capacity, commitment to difficult markets and diverse product offerings. Net premiums written in 2005 were reduced by $122 million due to reinstatement premiums related to catastrophes, offset by increases of $300 million for the Richmond commutation and $147 million related to an accrual for workers compensation premiums for payroll not yet reported by insured employers. The combined effect of these items reduced the growth rate for net premiums written by 1.5 percent.
    The loss ratio for 2006 declined 24.9 points to 69.4. The 2005 loss ratio was negatively affected by catastrophe-related losses of $1.7 billion and related reinstatement premiums of $122 million. Adverse development on reserves for loss and loss adjustment expenses declined to $110 million in 2006 compared to $4.9 billion in 2005, accounting for 21.0 points of the decrease in the loss ratio.
    DBG’s expense ratio increased to 20.0 in 2006 compared to 19.5 in 2005, primarily due to an increase in other expenses that amounted to $498 million in 2006 (including out of period charges of $356 million) compared to $372 million in 2005. This increase added 0.4 points to the expense ratio. Overall allowances decreased, however, due to charge-offs against previously established allowances resulting from AIG’s remediation activities.
    DBG’s net investment income increased by $1.0 billion in 2006 compared to 2005, as interest income increased $482 million on growth in the bond portfolio resulting from investment of operating cash flows and capital contributions. Partnership income
34       AIG 2006 Form 10-K

American International Group, Inc. and Subsidiaries

increased from 2005 due to improved performance of the underlying investments, including initial public offering activity. Net investment income in 2006 included increases relating to out of period adjustments of $109 million for the accounting for certain investments in unit investment trusts and partnerships and $85 million related to interest earned on a deposit contract that did not exist in the prior year.
2005 and 2004 Comparison
DBG’s net premiums written increased modestly in 2005 compared to 2004, reflecting generally improving renewal retention rates and a modest change in the mix of business towards smaller accounts for which DBG purchases less reinsurance. DBG also continued to expand its relationships with a larger number and broader range of brokers. DBG saw improvement in domestic property rates as well as increases in submission activity in the aftermath of the 2005 hurricanes. DBG attributes the increase in submissions to its overall financial strength in comparison to many insurers that experienced significant losses and reductions of surplus as a result of the hurricanes.
    The DBG loss ratio increased in 2005 from 2004 principally as a result of adverse loss development, higher catastrophe-related losses and $197 million of losses incurred in 2005 resulting from the 2004 catastrophes.
    The DBG expense ratio increased in 2005 from 2004, principally due to an increase in net commissions resulting from the replacement of certain ceded quota share reinsurance, for which DBG earns a ceding commission, with excess-of-loss reinsurance, which generally does not include a ceding commission. Increases in other underwriting expenses reflect a change in estimates for salvage and subrogation recoveries.
    DBG’s net investment income increased in 2005 compared to 2004 due to strong cash flows, higher interest rates and increased partnership income.
Transatlantic Results
2006 and 2005 Comparison
Transatlantic’s net premiums written and net premiums earned increased in 2006 by 5 percent and 6 percent, respectively, compared to 2005 due primarily to increased writings in domestic operations. Operating income increased in 2006 compared to 2005 due largely to lower catastrophe losses and net ceded reinstatement premiums, and increased net investment income.
2005 and 2004 Comparison
Transatlantic’s net premiums written and net premiums earned for 2005 decreased compared to 2004, principally due to competitive market conditions and increased ceding company retentions in certain classes of business, largely resulting from Transatlantic’s domestic operations. Operating income decreased principally as a result of the increased level of catastrophe losses.
Personal Lines Results
2006 and 2005 Comparison
Personal Lines operating income increased $237 million in 2006 compared to 2005 reflecting a reduction in the loss ratio of 5.8 points. Favorable development on prior accident years reduced incurred losses by $111 million in 2006 compared to an increase of $14 million in 2005, accounting for 2.7 points of the decrease in the loss ratio. The 2005 catastrophe-related losses of $112 million added 2.4 points to the loss ratio. The loss ratio for the 2006 accident year improved 0.7 points primarily due to the termination of The Robert Plan relationship effective December 31, 2005 and growth in the Private Client Group. The improvement in the loss ratio was partially offset by an increase in the expense ratio of 0.6 points primarily due to investments in people and technology, national expansion efforts and lower response rates. Net premiums written were flat in 2006 compared to 2005, with growth in the Private Client Group and Agency Auto divisions offset by termination of The Robert Plan relationship. Growth in the Private Client Group spans multiple products, with a continued penetration of the high net worth market, strong brand promotion and innovative loss prevention programs.
2005 and 2004 Comparison
Personal Lines net premiums written and net premiums earned for 2005 increased compared to 2004 as a result of strong growth in the Private Client Group and Agency Auto divisions due to increased agent/broker appointments, greater market penetration and enhanced product offerings. AIG direct premiums in 2005 were down slightly from 2004 due to aggressive re-underwriting of the previously acquired GE business and the discontinuation of underwriting homeowners business. Involuntary auto premiums were down in 2005 due to the decline in the assigned risk marketplace. Statutory underwriting profit declined in 2005 as a result of hurricane losses and related expenses, reserve strengthening, an increase in Agency Auto’s current accident year physical damage loss ratio, and expenses incurred related to terminating AIG’s relationship with The Robert Plan effective December 31, 2005.
Mortgage Guaranty Results
2006 and 2005 Comparison
UGC’s operating income declined $35 million in 2006, down 10 percent from 2005 due primarily to unfavorable loss experience on third-party originated second lien business with a credit quality lower than typical for UGC and a softening U.S. housing market. This increased UGC’s consolidated loss ratio for 2006 to 47.2 compared to 26.0 in 2005. The writing of this second lien coverage, which began in 2005, was discontinued as of year end 2006. Losses in the second lien business have been mitigated by a policy year aggregate limitation provision that is typically established for each lender.
    Net premiums written increased 38 percent from growth in the domestic second lien and international businesses as well as improved persistency in the domestic first lien business. The
Form 10-K 2006 AIG        35

American International Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

expense ratio remained flat as premium growth covered increased expenses related to expansion internationally and continued investment in risk management resources. UGC had approximately $27 billion of guaranty risk in force at December 31, 2006.
2005 and 2004 Comparison
UGC’s net premiums written were up slightly for 2005 compared to 2004 as strong growth in the international and domestic second lien businesses was mostly offset by lower persistency in domestic first lien residential renewal premiums. Statutory underwriting profit rose from 2004 due to lower contract underwriting expenses and favorable loss development.
Foreign General Insurance Results
2006 and 2005 Comparison
Foreign General’s operating income increased $661 million or 27 percent in 2006 compared to 2005 due to out of period adjustments related to the accounting for interests in unit investment trusts, the absence of significant catastrophe-related losses in 2006, rate increases and lower current accident year losses by the Lloyd’s syndicate Ascot (Ascot) on its U.S. book of business and lower asbestos and environmental reserve increases. Partially offsetting these increases in operating income were lower favorable loss development from prior accident years and adverse loss development on the 2005 hurricanes. Statutory underwriting profit increased $152 million in 2006 compared to 2005. Catastrophes in 2005 resulted in losses of $293 million and reinstatement premiums of $94 million.
    Net premiums written increased $1.4 billion or 14 percent (15 percent in original currency) in 2006 compared to 2005, reflecting growth in both commercial and consumer lines driven by new business from both established and new distribution channels, including a wholly owned insurance company in Vietnam and Central Insurance Co., Ltd. in Taiwan. Ascot also contributed to the growth in net premiums written as a result of rate increases on its U.S. business. Consumer lines in Latin America and commercial lines in Europe, including the U.K., also contributed to the increase. Net premiums written for 2005 were reduced by reinstatement premiums related to catastrophes and a portfolio transfer of unearned premium reserves to DBG related to the Richmond commutation, accounting for 3 percent of the increase in 2006 compared to 2005.
    The 2006 combined ratio declined to 83.7, a decrease of 1.9 points from 2005. The 2005 catastrophes added 3.5 points to the 2005 loss ratio. The expense ratio in 2006 increased by 1.3 points as a result of increased amortization of deferred advertising costs and a continued change in the business mix towards products with higher acquisition costs but historically lower loss ratios. The loss ratio decreased 3.2 points in 2006 as the absence of significant catastrophes in 2006 resulted in a decrease of 3.5 points, rate increases and lower current year losses by Ascot on its U.S. book of business accounted for 1.3 points of the decrease and lower asbestos and environmental reserve increases accounted for 1.2 points of the decrease. These declines were partially offset by lower favorable loss development from prior accident years and adverse development on 2005 hurricanes.
    The expense ratio increased 1.3 points in 2006 compared to 2005. Underwriting expenses for 2006 increased $59 million due to an out of period adjustment for amortization of deferred advertising costs and premiums were reduced by $61 million due to reconciliation remediation activities, in aggregate accounting for 0.7 points of the increase in the expense ratio. The expense ratio also increased due to growth in consumer business lines, which have higher acquisition expenses but historically lower loss ratios. The expense ratio for 2005 increased by 1.2 points due to the decline in net premiums written from reinstatement premiums related to catastrophes and the portfolio transfer of the Richmond unearned premium reserves. Due to the current mix of business, AIG expects the expense ratio to continue to increase during 2007, principally for classes of business with historically lower than average loss ratios.
    Net investment income increased $540 million or 57 percent in 2006 compared to 2005 primarily due to a $424 million out of period adjustment related to the accounting for interests in unit investment trusts.
2005 and 2004 Comparison
Foreign General operating income increased 81 percent in 2005 compared to 2004 due primarily to favorable loss development from prior accident years and increased net investment income.
    Net premiums written increased 6 percent (4 percent in original currency) in 2005 compared to 2004 as a result of new business as well as new distribution channels such as the February 2005 purchase of the insurance portfolio of the Royal & Sun Alliance branch operations in Japan. The personal accident business in the Far East and the personal lines operations in Latin America also contributed to the growth. Partially offsetting these increases was the portfolio transfer of Richmond’s unearned premium reserves to DBG, which reduced net premiums in 2005 and reinstatement premiums related to catastrophes.
    The 2005 combined ratio of 85.6 decreased 5.3 points from 2004. The loss ratio decreased 8.0 points in 2005 from 2004. The loss ratio decreased 4.7 points due to favorable loss development from prior accident years, excluding catastrophes, and 2.3 points related to a 2004 loss reserve restatement adjustment. The loss ratio increased 0.9 points due to higher catastrophe losses in 2005 related to hurricanes. The expense ratio increased 2.7 points in 2005 from 2004 principally due to the portfolio transfer of Richmond’s unearned premium reserves to DBG in 2005, loyalty business initiatives in the consumer business lines, which have higher acquisition costs, and also due to reinstatement premiums.
    Foreign General net investment income increased $326 million in 2005 compared to 2004 on increased partnership income, reflecting increases in market valuations of infrastructure fund investments in Africa, Asia, China, Eastern Europe and India. Additionally, net investment income was positively affected by positive cash flows, higher interest rates and the compounding of previously earned and reinvested net investment income. Cash flow was lower in 2005 compared to 2004 due to payments for
36       AIG 2006 Form 10-K

American International Group, Inc. and Subsidiaries

catastrophe-related losses incurred in 2005 and 2004 and for the purchase of the Royal & Sun Alliance branch operations.
Reserve for Losses and Loss Expenses
The following table presents the components of the General Insurance gross reserve for losses and loss expenses (loss reserves) as of December 31, 2006 and 2005 by major lines of business on a statutory Annual Statement basis*:

(in millions)	2006	2005

Other liability occurrence	$19,156	$18,116
Workers compensation	13,465	11,630
Other liability claims made	12,394	12,447
Property	6,663	7,217
Auto liability	5,931	6,569
International	5,810	4,939
Reinsurance	2,960	2,886
Medical malpractice	2,308	2,363
Products liability	2,168	1,937
Accident and health	1,649	1,678
Commercial multiple peril	1,621	1,359
Aircraft	1,562	1,844
Fidelity/surety	1,127	1,072
Other	3,185	3,112

Total	$79,999	$77,169

*	Presented by lines of business pursuant to statutory reporting requirements as prescribed by the National Association of Insurance Commissioners (NAIC).
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
    At December 31, 2006, General Insurance net loss reserves increased $5.15 billion from 2005 to $62.63 billion. The net loss reserves represent loss reserves reduced by reinsurance recoverables, net of an allowance for unrecoverable reinsurance and applicable discount for future investment income.
The following table classifies the components of the General Insurance net loss reserves by business unit as of December 31, 2006 and 2005.

(in millions)	2006	2005

DBG(a)	$43,998	$40,782
Transatlantic	6,207	5,690
Personal Lines(b)	2,440	2,578
Mortgage Guaranty	460	340
Foreign General(c)	9,525	8,086

Total Net Loss Reserve	$62,630	$57,476

(a)	At December 31, 2006 and 2005, respectively, DBG loss reserves include approximately $3.33 billion and $3.77 billion ($3.66 billion and $4.26 billion, respectively, before discount), related to business written by DBG but ceded to AIRCO and reported in AIRCO’s statutory filings. DBG loss reserves also include approximately $535 million and $407 million related to business included in AIUO’s statutory filings at December 31, 2006 and 2005, respectively.

(b)	At December 31, 2006 and 2005, respectively, Personal Lines loss reserves include $861 million and $878 million related to business ceded to DBG and reported in DBG’s statutory filings.

(c)	At December 31, 2006 and 2005, respectively, Foreign General loss reserves include approximately $2.87 billion and $2.15 billion related to business reported in DBG’s statutory filings.
    The DBG net loss reserve of $44.0 billion is comprised principally of the business of AIG subsidiaries participating in the American Home/ National Union pool (11 companies) and the surplus lines pool (Lexington, Starr Excess Liability Insurance Company and Landmark Insurance Company).
    Beginning in 1998, DBG ceded a quota share percentage of its other liability occurrence and products liability occurrence business to AIRCO. The quota share percentage ceded was 40 percent in 1998, 65 percent in 1999, 75 percent in 2000 and 2001, 50 percent in 2002 and 2003, 40 percent in 2004, 35 percent in 2005 and 20 percent in 2006 and covered all business written in these years for these lines by participants in the American Home/ National Union pool. In 1998 the cession reflected only the other liability occurrence business, but in 1999 and subsequent years included products liability occurrence. AIRCO’s loss reserves relating to these quota share cessions from DBG are recorded on a discounted basis. As of year-end 2006, AIRCO carried a discount of approximately $330 million applicable to the $3.66 billion in undiscounted reserves it assumed from the American Home/ National Union pool via this quota share cession. AIRCO also carries approximately $467 million in net loss reserves relating to Foreign General insurance business. These reserves are carried on an undiscounted basis.
    Beginning in 1997, the Personal Lines division ceded a percentage of all business written by the companies participating in the personal lines pool to the American Home/ National Union pool. As noted above, the total reserves carried by participants in the American Home/ National Union pool relating to this cession amounted to $861 million as of year-end 2006.
    The companies participating in the American Home/ National Union pool have maintained a participation in the business written by AIU for decades. As of year-end 2006, these AIU reserves carried by participants in the American Home/ National Union pool amounted to approximately $2.87 billion. The remaining Foreign
Form 10-K 2006 AIG        37

American International Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

General reserves are carried by AIUO, AIRCO, and other smaller AIG subsidiaries domiciled outside the United States. Statutory filings in the U.S. by AIG companies reflect all the business written by U.S. domiciled entities only, and therefore exclude business written by AIUO, AIRCO, and all other internationally domiciled subsidiaries. The total reserves carried at year-end 2006 by AIUO and AIRCO were approximately $4.57 billion and $3.80 billion, respectively. AIRCO’s $3.80 billion in total general insurance reserves consists of approximately $3.33 billion from business assumed from the American Home/ National Union pool and an additional $467 million relating to Foreign General Insurance business.
Discounting of Reserves
At December 31, 2006, AIG’s overall General Insurance net loss reserves reflect a loss reserve discount of $2.26 billion, including tabular and non-tabular calculations. The tabular workers compensation discount is calculated using a 3.5 percent interest rate and the 1979-81 Decennial Mortality Table. The non-tabular workers compensation discount is calculated separately for companies domiciled in New York and Pennsylvania, and follows the statutory regulations for each state. For New York companies, the discount is based on a five percent interest rate and the companies’ own payout patterns. For Pennsylvania companies, the statute has specified discount factors for accident years 2001 and prior, which are based on a six percent interest rate and an industry payout pattern. For accident years 2002 and subsequent, the discount is based on the yield of U.S. Treasury securities ranging from one to twenty years and the company’s own payout pattern, with the future expected payment for each year using the interest rate associated with the corresponding Treasury security yield for that time period. The discount is comprised of the following: $662 million — tabular discount for workers compensation in DBG; $1.27 billion — non-tabular discount for workers compensation in DBG; and, $330 million — non-tabular discount for other liability occurrence and products liability occurrence in AIRCO. The total undiscounted workers compensation loss reserve carried by DBG is approximately $11.5 billion as of year-end 2006. The other liability occurrence and products liability occurrence business in AIRCO that is assumed from DBG is discounted based on the yield of U.S. Treasury securities ranging from one to twenty years and the DBG payout pattern for this business. The undiscounted reserves assumed by AIRCO from DBG totaled approximately $3.66 billion at December 31, 2006.
Results of 2006 Reserving Process
Management believes that the General Insurance net loss reserves are adequate to cover General Insurance net losses and loss expenses as of December 31, 2006. While AIG regularly reviews the adequacy of established loss reserves, there can be no assurance that AIG’s ultimate loss reserves will not develop adversely and materially exceed AIG’s loss reserves as of December 31, 2006. In the opinion of management, such adverse development and resulting increase in reserves is not likely to have a material adverse effect on AIG’s consolidated financial condition, although it could have a material adverse effect on AIG’s consolidated results of operations for an individual reporting period. See also Item 1A. Risk Factors — Casualty Insurance and Underwriting Reserves.
The following table presents the reconciliation of net loss reserves for 2006, 2005 and 2004 as follows:

(in millions)	2006	2005	2004

Net reserve for losses and loss expenses at beginning of year	$57,476	$47,254	$36,228
Foreign exchange effect	741	(628)	524
Acquisition(a)	55	—	—

Losses and loss expenses incurred:
Current year	27,805	28,426	26,793
Prior years, other than accretion of discount	(53)	4,680 (b)	3,187	(c)
Prior years, accretion of discount	300	(15)	377

Losses and loss expenses incurred	28,052	33,091	30,357

Losses and loss expenses paid:
Current year	8,368	7,331	7,692
Prior years	15,326	14,910	12,163

Losses and loss expenses paid	23,694	22,241	19,855

Net reserve for losses and loss expenses at end of year	$62,630	$57,476	$47,254

(a)	Reflects the opening balance with respect to the acquisition of the Central Insurance Co., Ltd. in the third quarter of 2006.

(b)	Includes fourth quarter charge of $1.8 billion.

(c)	Includes fourth quarter charge of $850 million attributable to the change in estimate for asbestos and environmental exposures.
The following tables summarize development, (favorable) or unfavorable, of incurred losses and loss expenses for prior years (other than accretion of discount):

(in millions)	2006	2005	2004

Prior Accident Year Development by Reporting Unit:
DBG	$110	$4,871	$2,857
Personal Lines	(111)	14	75
UGC	(115)	(103)	(102)
Foreign General	(118)	(371)	40

Sub total	(234)	4,411	2,870
Transatlantic	181	269	317

Prior years, other than accretion of discount	$(53)	$4,680	$3,187

38       AIG 2006 Form 10-K

American International Group, Inc. and Subsidiaries

(in millions)	2006	2005	2004

Prior Accident Year Development by Major Class of Business:
Excess casualty (DBG)	$102	$1,191	$1,240
D&O and related management liability (DBG)	(20)	1,627	930
Excess workers compensation (DBG)	74	983	279
Reinsurance (Transatlantic)	181	269	317
Asbestos and environmental (primarily DBG)	208	930	1,006
All other, net	(598)	(320)	(585)

Prior years, other than accretion of discount	$(53)	$4,680	$3,187

	Calendar Year
Accident Year
(in millions)	2006	2005	2004

Prior Accident Year Development by Accident Year:
2005	$(1,576)
2004	(511)	$(3,853)
2003	(212)	(63)	$(1,483)
2002	373	1,360	69
2001	29	1,749	1,123
2000	338	1,323	760
1999	382	944	693
1998	41	605	536
1997	197	281	174
1996 & Prior	886	2,334	1,315

Prior years, other than accretion of discount	$(53)	$4,680	$3,187

    The loss ratios recorded by AIG for 2006 took into account the results of the comprehensive reserve reviews that were completed in the fourth quarter of 2005. AIG’s year-end 2005 reserve review reflected careful consideration of the reserve analyses prepared by AIG’s internal actuarial staff with the assistance of third party actuaries. In determining the appropriate loss ratios for accident year 2006 for each class of business, AIG gave consideration to the loss ratios resulting from the 2005 reserve analyses as well as all other relevant information including rate changes, expected changes in loss costs, changes in coverage, reinsurance or mix of business, and other factors that may affect the loss ratios.
    In 2006, AIG enhanced its process of determining the quarterly loss development from prior accident years. In the first quarter of 2006, AIG began conducting additional analyses to determine the change in estimated ultimate loss for each accident year for each profit center. For example, if loss emergence for a profit center is different than expected for certain accident years, the actuaries now take additional steps to examine the indicated effect such emergence would have on the reserves of that profit center. In some cases, the higher or lower than expected emergence may result in no clear change in the ultimate loss estimate for the accident years in question, and no adjustment would be made to the profit center’s reserves for prior accident years. In other cases, the higher or lower than expected emergence may result in a larger change, either favorable or unfavorable, than the difference between the actual and expected loss emergence. Such additional analyses were conducted for each profit center, as appropriate, in the first, second and third quarters of 2006 to determine the loss development from prior accident years for the first, second and third quarters of 2006. As part of its quarterly reserving process, AIG also considers notices of claims received with respect to emerging issues, such as those related to stock option backdating. In the fourth quarter of 2006, a comprehensive loss reserve review was completed for each AIG general insurance subsidiary. The prior accident year loss reserve development shown in the tables above for 2006 reflects the results of these comprehensive reviews, including the effect of actual loss emergence in the fourth quarter of 2006.
    In 2006, net loss development from prior accident years was favorable by approximately $53 million, including approximately $198 million in net adverse development from asbestos and environmental reserves resulting from the updated ground up analysis of these exposures in the fourth quarter of 2006; approximately $103 million of adverse development pertaining to the major hurricanes in 2004 and 2005; and $181 million of adverse development from the general reinsurance operations of Transatlantic; and excluding approximately $300 million from accretion of loss reserve discount. Excluding the fourth quarter asbestos and environmental reserve increase, catastrophes and Transatlantic, as well as accretion of discount, net loss development in 2006 from prior accident years was favorable by approximately $535 million. The overall favorable development of $53 million consisted of approximately $2.30 billion of favorable development from accident years 2003 through 2005, partially offset by approximately $2.25 billion of adverse development from accident years 2002 and prior. For 2006, most classes of AIG’s business continued to experience favorable development for accident years 2003 through 2005. The adverse development from accident years 2002 and prior reflected development from excess casualty, workers compensation, excess workers compensation, and post-1986 environmental liability classes of business, all within DBG, from asbestos reserves within DBG and Foreign General, and from Transatlantic.
    For 2005, net loss development from prior accident years was adverse by approximately $4.68 billion, including approximately $269 million from the general reinsurance operations of Transatlantic. This $4.68 billion adverse development in 2005 was comprised of approximately $8.60 billion for the 2002 and prior accident years, partially offset by favorable development for accident years 2003 and 2004 for most classes of business, with the notable exception of D&O. The adverse loss development for 2002 and prior accident years was attributable to approximately $4.0 billion of development from the D&O and related management liability classes of business, excess casualty, and excess workers compensation, and to approximately $900 million of adverse development from asbestos and environmental claims. The remaining portion of the adverse development from 2002 and
Form 10-K 2006 AIG        39

American International Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

prior accident years included approximately $520 million related to Transatlantic with the balance spread across many other classes of business. Most classes of business produced favorable development for accident years 2003 and 2004, and adverse development for accident years 2001 and prior.
    For 2004, AIG’s overall net loss reserve development from prior accident years was an increase of approximately $3.19 billion, including approximately $317 million from the general reinsurance operations of Transatlantic and excluding approximately $377 million from accretion of loss reserve discount. This $3.19 billion adverse development in 2004 was comprised of approximately $4.67 billion of adverse development for the 2002 and prior accident years, partially offset by approximately $1.48 billion of favorable development for accident year 2003. The adverse development for the 2002 and prior accident years was primarily attributable to excess casualty, D&O and related management liability classes, and asbestos and environmental reserves, all within DBG, and also to Transatlantic. Most classes of business throughout AIG produced favorable development for accident year 2003.
    The following is a discussion of the primary reasons for the development in 2006, 2005 and 2004 for those classes of business that experienced significant prior accident year developments during the three-year period. See Asbestos and Environmental Reserves below for a further discussion of asbestos and environmental reserves and developments.
Excess Casualty: Excess Casualty reserves experienced significant adverse loss development in 2004 and 2005, but in 2006 there was only a relatively minor amount of adverse development. The adverse development for all periods shown related principally to accident years 2000 and prior, and to a lesser extent 2001, and resulted from significant loss cost increases due to both frequency and severity of claims. The increase in loss costs resulted primarily from medical inflation, which increased the economic loss component of tort claims, advances in medical care, which extended the life span of severely injured claimants, and larger jury verdicts, which increased the value of severe tort claims. An additional factor affecting AIG’s excess casualty experience in recent years has been the accelerated exhaustion of underlying primary policies for homebuilders. This has led to increased construction defect-related claims activity on AIG’s excess policies. Many excess casualty policies were written on a multi-year basis in the late 1990s, which limited AIG’s ability to respond to emerging market trends as rapidly as would otherwise be the case. In subsequent years, AIG responded to these emerging trends by increasing rates and implementing numerous policy form and coverage changes. This led to a significant improvement in experience beginning with accident year 2001.
    In the year-end 2004 loss reserve review, AIG’s actuaries responded to the adverse development for excess casualty by increasing the loss development factor assumptions. In the year-end 2004 reserve study, the development factors applicable to accident years 1998 and subsequent were increased by approximately 12 percent. In addition, the expected loss ratios for accident years 2002 and subsequent were increased to take into account the higher ultimate loss ratios for accident years 2001 and prior.
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
    For the year-end 2006 loss reserve review, AIG claims staff updated the separate review for accounts with significant exposure to construction defect-related claims in order to assist the actuaries in determining the proper reserve for this exposure. AIG’s actuaries determined that no significant changes in the assumptions were required. Prior accident year loss development in 2006 was adverse by approximately $100 million, a relatively minor amount for this class of business. However, AIG continues to experience adverse development for this class for accident years prior to 2003.
    Loss reserves pertaining to the excess casualty class of business are generally included in the Other liability occurrence line of business, with a small portion of the excess casualty reserves included in the Other liability claims made line of business, as presented in the table on page 37.
D&O and Related Management Liability Classes of Business: These classes of business experienced significant adverse development in 2004 and 2005, but experienced slightly favorable development in 2006. The adverse development in 2004 and 2005 related principally to accident years 2002 and prior. This adverse development resulted from significant loss cost escalation due to a variety of factors, including the following: the increase in frequency and severity of corporate bankruptcies; the increase in frequency of financial statement restatements; the sharp rise in market capitalization of publicly traded companies; and the increase in the number of initial public offerings, which led to an unprecedented number of IPO allocation/laddering suits in 2001. In addition, extensive utilization of multi-year policies during this period limited AIG’s ability to respond to emerging trends as rapidly as would otherwise be the case. AIG experienced significant adverse loss development since 2002 as a result of these issues. AIG responded to this development with rate increases and policy form and coverage changes to better contain future loss costs in this class of business.
    In the year-end 2004 loss reserve review, AIG’s actuaries responded to the adverse development for D&O and related management liability classes by increasing the loss development factor assumptions. The development factors applicable to accident years 1997 and subsequent were increased by approximately 5 percent in the year-end 2004 reserve study. In addition, the expected loss ratios for accident years 2002 and subsequent were increased to take into account the higher ultimate loss ratios for accident years 2001 and prior. The loss ratios for the older accident years increased due to the combination of higher than expected loss development in the year and the increase in the loss development factor assumptions.
40       AIG 2006 Form 10-K

American International Group, Inc. and Subsidiaries

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
    For the year-end 2006 loss reserve review, AIG’s actuaries determined that no significant changes in the assumptions were required. Prior accident year loss development in 2006 was favorable by approximately $20 million, an insignificant amount for these classes. AIG’s actuaries continued to benchmark the loss reserve indications to the ground up claim projections provided by AIG claims staff for this class of business. For the year-end 2006 loss reserve review, the ground up claim projections included all accident years through 2005.
    Loss reserves pertaining to D&O and related management liability classes of business are included in the Other liability claims made line of business, as presented in the table on page 37.
Excess Workers Compensation: This class of business experienced significant adverse development in 2005, and a relatively minor amount of adverse development in 2006. The adverse development in 2005 related to 2002 and prior accident years. This adverse development resulted primarily from significant loss cost increases, primarily attributable to rapidly increasing medical inflation and advances in medical care, which increased the cost of covered medical care and extended the life span of severely injured workers. The effect of these factors on excess workers compensation claims experience is leveraged, as frequency is increased by the rising number of claims that reach the excess layers.
    In response to the significantly adverse loss development in 2005, an additional study was conducted for the 2005 year-end actuarial reserve analysis for DBG pertaining to the selection of loss development factors for this class of business. Claims for excess workers compensation exhibit an exceptionally long-tail of loss development, running for decades from the date the loss is incurred. Thus, the adequacy of loss reserves for this class is sensitive to the estimated loss development factors, as such factors may be applied to many years of loss experience. In order to better estimate the tail development for this class, AIG claims staff conducted a claim-by-claim projection of the expected ultimate paid loss for each open claim for 1998 and prior accident years as these are the primary years from which the tail factors are derived. The objective of the study was to provide a benchmark against which loss development factors in the tail could be evaluated. The resulting loss development factors utilized by the actuaries in the year-end 2005 study reflected an increase of approximately 18 percent from the factors used in the prior year study without the benefit of the claims benchmark. In addition, the loss cost trend assumption for excess workers compensation was increased from approximately 2.5 percent to 6 percent for the 2005 study.
    For the year-end 2006 loss reserve review, AIG claims staff updated the claim-by-claim projection for each open claim for accident years 1999 and prior. These updated claims projections were utilized by the actuaries as a benchmark for loss development factors in the year-end 2006 study. AIG’s actuaries determined that no significant changes in the assumptions were required. Prior accident year development in 2006 was adverse by approximately $70 million, a relatively minor amount for this class.
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
Form 10-K 2006 AIG        41

American International Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

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
    A number of actuarial assumptions are generally made in the review of reserves for each class of business. For longer tail classes of business, actuarial assumptions generally are made with respect to the following:

•	Loss trend factors which are used to establish expected loss ratios for subsequent accident years based on the projected loss ratio for prior accident years.
•	Expected loss ratios for the latest accident year (i.e., accident year 2006 for the year-end 2006 loss reserve analysis) and, in some cases for accident years prior to the latest accident year. The expected loss ratio generally reflects the projected loss ratio from prior accident years, adjusted for the loss trend (see above) and the effect of rate changes and other quantifiable factors on the loss ratio. For low-frequency, high-severity classes such as excess casualty, expected loss ratios generally are used for at least the three most recent accident years.
•	Loss development factors which are used to project the reported losses for each accident year to an ultimate basis. Generally, the actual loss development factors observed from prior accident years would be used as a basis to determine the loss development factors for the subsequent accident years.
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
    A comprehensive annual loss reserve review is completed in the fourth quarter of each year for each AIG general insurance subsidiary. These reviews are conducted in full detail for each class of business for each subsidiary, and thus consist of hundreds of individual analyses. The purpose of these reviews is to confirm the appropriateness of the reserves carried by each of the individual subsidiaries, and therefore of AIG’s overall carried reserves. The reserve analysis for each class of business is performed by the actuarial personnel who are most familiar with that class of business. In completing these detailed actuarial reserve analyses, the actuaries are required to make numerous assumptions, including the selection of loss development factors and loss cost trend factors. They are also required to determine and select the most appropriate actuarial methods to employ for each business class. Additionally, they must determine the appropriate segmentation of data from which the adequacy of the reserves can be most accurately tested. In the course of these detailed reserve reviews a point estimate of the loss reserve is determined. The sum of these point estimates for each class of business for each subsidiary provides an overall actuarial point estimate of the loss reserve for that subsidiary. The ultimate process by which the actual carried reserves are determined considers both the actuarial point estimate and numerous other internal and external factors including a qualitative assessment of inflation and other economic conditions in the United States and abroad, changes in the legal, regulatory, judicial and social environment, underlying policy pricing, terms and conditions, and claims handling. Loss reserve development can also be affected by commutations of assumed and ceded reinsurance agreements.
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
42       AIG 2006 Form 10-K

American International Group, Inc. and Subsidiaries

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
    A key advantage of loss development methods is that they respond quickly to any actual changes in loss costs for the class of business. Therefore, if loss experience is unexpectedly deteriorating or improving, the loss development method gives full credibility to the changing experience. Expected loss ratio methods would be slower to respond to the change, as they would continue to give more weight to the expected loss ratio, until enough evidence emerged for the expected loss ratio to be modified to reflect the changing loss experience. On the other hand, loss development methods have the disadvantage of overreacting to changes in reported losses if in fact the loss experience is not credible. For example, the presence or absence of large losses at the early stages of loss development could cause the loss development method to overreact to the favorable or unfavorable experience by assuming it will continue at later stages of development. In these instances, expected loss ratio methods such as “Bornhuetter Ferguson” have the advantage of properly recognizing large losses without extrapolating unusual large loss activity onto the unreported portion of the losses for the accident year. AIG’s loss reserve reviews for long-tail classes typically utilize a combination of both loss development and expected loss ratio methods. Loss development methods are generally given more weight for accident years and classes of business where the loss experience is highly credible. Expected loss ratio methods are given more weight where the reported loss experience is less credible, or is driven more by large losses. Expected loss ratio methods require sufficient information to determine the appropriate expected loss ratio. This information generally includes the actual loss ratios for prior accident years, and rate changes as well as underwriting or other changes which would affect the loss ratio. Further, an estimate of the loss cost trend or loss ratio trend is required in order to allow for the effect of inflation and other factors which may increase or otherwise change the loss costs from one accident year to the next.
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
Form 10-K 2006 AIG        43

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
Excess Casualty: AIG generally uses a combination of loss development methods and expected loss ratio methods for excess casualty classes. Expected loss ratio methods are generally utilized for at least the three latest accident years, due to the relatively low credibility of the reported losses. The loss experience is generally reviewed separately for lead umbrella classes and for other excess classes, due to the relatively shorter tail for lead umbrella business. Automobile-related claims are generally reviewed separately from non-auto claims, due to the shorter tail nature of the automobile related claims. The expected loss ratios utilized for recent accident years are based on the projected ultimate loss ratios of prior years, adjusted for rate changes, estimated loss cost trends and all other changes that can be quantified. The estimated loss cost trend utilized in the year-end 2006 reviews averaged approximately 6 percent for excess casualty classes. Frequency/severity methods are generally not utilized as the vast majority of reported claims do not result in a claim payment. In addition, the average severity varies significantly from accident year to accident year due to large losses which characterize this class of business, as well as changing proportions of claims which do not result in a claim payment.
D&O: AIG generally utilizes a combination of loss development methods and expected loss ratio methods for D&O and related management liability classes of business. Expected loss ratio methods are given more weight in the two most recent accident years, whereas loss development methods are given more weight in more mature accident years. Beginning with the year-end 2005 loss reserve review, AIG’s actuaries began to utilize claim projections provided by AIG claims staff as a benchmark for determining the indicated ultimate losses for accident years 2004 and prior. For the year end 2006 loss reserve review, claims projections for accident years 2005 and prior were utilized. In prior years, AIG’s actuaries had utilized these claims projections as a benchmark for profitability studies for major classes of D&O and related management liability business. The track record of these claims projections has indicated a very low margin of error, thus providing support for their usage as a benchmark in determining the estimated loss reserve. These classes of business reflect claims made coverage, and losses are characterized by low frequency and high severity. Thus, the claim projections can produce an accurate overall indicator of the ultimate loss exposure for these classes by identifying and estimating all large losses. Frequency/severity methods are generally not utilized for these classes as the overall losses are driven by large losses more than by claim frequency. Severity trends have varied significantly from accident year to accident year.
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
Excess Workers Compensation: AIG generally utilizes a combination of loss development methods and expected loss ratio methods. Loss development methods are given the greater weight for mature accident years such as 2000 and prior. Expected loss ratio methods are given the greater weight for the more recent accident years. Excess workers compensation is an extremely long-tail class of business, with loss emergence extending for decades. Therefore there is limited credibility in the reported losses for many of the more recent accident years. Beginning with the year-end 2005 loss reserve review, AIG’s actuaries began to utilize claims projections provided by AIG claims staff to help determine the loss development factors for this class of business.
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
44       AIG 2006 Form 10-K

American International Group, Inc. and Subsidiaries

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
Fidelity/Surety: AIG generally uses loss development methods for fidelity exposures for all but the latest accident year. Expected loss ratio methods are also given weight for the more recent accident years, and for the latest accident year they may be given 100 percent weight. For surety exposures, AIG generally uses the same method as for short-tail classes.
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
International: Business written by AIG’s Foreign General Insurance sub-segment includes both long-tail and short-tail classes of business. For long-tail classes of business, the actuarial methods utilized would be analogous to those described above. However, the majority of business written by Foreign General Insurance is short-tail, high frequency and low severity in nature. For this business, loss development methods are generally employed to test the loss reserves. AIG maintains a data base of detailed historical premium and loss transactions in original currency for business written by Foreign General Insurance, thereby allowing AIG actuaries to determine the current reserves without any distortion from changes in exchange rates over time. In testing the Foreign General Insurance reserves, AIG’s actuaries segment the data by region, country or class of business as appropriate to determine the optimal balance between homogeneity and credibility.
Loss Adjustment Expenses: AIG determines reserves for legal defense and cost containment loss adjustment expenses for each
Form 10-K 2006 AIG        45

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
Volatility of Reserve Estimates and Sensitivity Analyses
As described above, AIG uses numerous assumptions in determining its best estimate of reserves for each class of business. The importance of any specific assumption can vary by both class of business and accident year. If actual experience differs from key assumptions used in establishing reserves, there is potential for significant variation in the development of loss reserves, particularly for long-tail casualty classes of business such as excess casualty, D&O or workers compensation. Set forth below is a sensitivity analysis that estimates the effect on the loss reserve position of using alternative loss trend or loss development factor assumptions rather than those actually used in determining AIG’s best estimates in the year-end loss reserve analyses for 2006. The analysis addresses each major class of business for which a material deviation to AIG’s overall reserve position is believed reasonably possible, and uses what AIG believes is a reasonably likely range of potential deviation for each class. There can be no assurance, however, that actual reserve development will be consistent with either the original or the adjusted loss trend or loss development factor assumptions, or that other assumptions made in the reserving process will not materially affect reserve development for a particular class of business.
Excess Casualty: For the excess casualty class of business, the assumed loss cost trend was approximately six percent. After evaluating the historical loss cost trends from prior accident years since the early 1990s, in AIG’s judgment, it is reasonably likely that actual loss cost trends applicable to the year-end 2006 loss reserve review for excess casualty will range from negative four percent to positive 16 percent, or approximately ten percent lower or higher than the assumption actually utilized in the year-end 2006 reserve review. A ten percent change in the assumed loss cost trend for excess casualty would cause approximately a $1.7 billion increase or a $1.2 billion decrease in the net loss and loss expense reserve for this class of business. It should be emphasized that the ten percent deviations are not considered the highest possible deviations that might be expected, but rather what is considered by AIG to reflect a reasonably likely range of potential deviation. Actual loss cost trends in the early 1990s were negative for several years, including amounts below the negative four percent cited above, whereas actual loss cost trends in the late 1990s ran well into the double digits for several years, including amounts greater than the 16 percent cited above. Thus, there can be no assurance that loss trends will not deviate by more than ten percent. The loss cost trend assumption is critical for the excess casualty class of business due the long-tail nature of the claims and therefore is applied across many accident years.
    For the excess casualty class of business, the assumed loss development factors are also a key assumption. After evaluating the historical loss development factors from prior accident years since the early 1990s, in AIG’s judgment, it is reasonably likely that actual loss development factors will range from approximately 3.25 percent below those actually utilized in the year-end 2006 reserve review to approximately ten percent above those factors actually utilized. If the loss development factor assumptions were changed by 3.25 percent and ten percent, respectively, the net loss reserves for the excess casualty class would decrease by approximately $450 million under the lower assumptions or increase by approximately $1.25 billion under the higher assumptions. Generally, actual historical loss development factors are used to project future loss development. However there can be no assurance that future loss development patterns will be the same as in the past, or that they will not deviate by more than the amounts illustrated above. Moreover, as excess casualty is a long-tail class of business, any deviation in loss cost trends or in loss development factors might not be discernible for an extended period of time subsequent to the recording of the initial loss reserve estimates for any accident year. Thus, there is the potential for the reserves with respect to a number of accident years to be significantly affected by changes in the loss cost trends or loss development factors that were initially relied upon in setting the reserves. These changes in loss trends or loss development factors could be attributable to changes in inflation or in the judicial environment, or in other social or economic conditions affecting claims. Thus, there is the potential for
46       AIG 2006 Form 10-K

American International Group, Inc. and Subsidiaries

variations greater than the amounts cited above, either positively or negatively.
D&O and Related Management Liability Classes of Business: For D&O and related management liability classes of business, the assumed loss cost trend was approximately four percent. After evaluating the historical loss cost trends from prior accident years since the early 1990s, in AIG’s judgment, it is reasonably likely that actual loss cost trends applicable to the year-end 2006 loss reserve review for these classes will range from negative 11 percent to positive 19 percent, or approximately 15 percent lower or higher than the assumption actually utilized in the year-end 2006 reserve review. A 15 percent change in the assumed loss cost trend for these classes would cause approximately a $625 million increase or a $550 million decrease in the net loss and loss expense reserves for these classes of business. It should be emphasized that the 15 percent deviations are not considered the highest possible deviations that might be expected, but rather what is considered by AIG to reflect a reasonably likely range of potential deviation. Actual loss cost trends for these classes in the early 1990s were negative for several years, including amounts below the negative 11 percent cited above, whereas actual loss cost trends in the late 1990s ran at nearly 50 percent per year for several years, vastly exceeding the 19 percent figure cited above. Because the D&O class of business has exhibited highly volatile loss trends from one accident year to the next, there is the possibility of an exceptionally high deviation.
    For D&O and related management liability classes of business, the assumed loss development factors are also an important assumption but less critical than for excess casualty. Because these classes are written on a claims made basis, the loss reporting and development tail is much shorter than for excess casualty. However, the high severity nature of the claims does create the potential for significant deviations in loss development patterns from one year to the next. After evaluating the historical loss development factors for these classes of business for accident years since the early 1990s, in AIG’s judgment, it is reasonably likely that actual loss development factors will range approximately five percent lower or higher than those factors actually utilized in the year-end 2006 loss reserve review for these classes. If the loss development factor assumptions were changed by five percent, the net loss reserves for these classes would be estimated to increase or decrease by approximately $200 million. As noted above for excess casualty, actual historical loss development factors are generally used to project future loss development. However, there can be no assurance that future loss development patterns will be the same as in the past, or that they will not deviate by more than the five percent.
Excess Workers Compensation: For excess workers compensation business, loss costs were trended at six percent per annum. After reviewing actual industry loss trends for the past ten years, in AIG’s judgment, it is reasonably likely that actual loss cost trends applicable to the year-end 2006 loss reserve review for excess workers compensation will range five percent lower or higher than this estimated loss trend. A five percent change in the assumed loss cost trend would cause approximately a $350 million increase or a $225 million decrease in the net loss reserves for this business. It should be emphasized that the actual loss cost trend could vary significantly from this assumption, and there can be no assurance that actual loss costs will not deviate, perhaps materially, by greater than five percent.
    For excess workers compensation business, the assumed loss development factors are a critical assumption. Excess workers compensation is an extremely long-tail class of business, with a much greater than normal uncertainty as to the appropriate loss development factors for the tail of the loss development. After evaluating the historical loss development factors for prior accident years since the 1980s, in AIG’s judgment, it is reasonably likely that actual loss development factors will range approximately 15 percent lower or higher than those factors actually utilized in the year-end 2006 loss reserve review for excess workers compensation. If the loss development factor assumptions were changed by 15 percent, the net loss reserves for excess workers compensation would increase or decrease by approximately $600 million. Given the exceptionally long-tail for this class of business, there is the potential for actual deviations in the loss development tail to exceed the deviations assumed, perhaps materially.
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
    However, for primary workers compensation business the loss development factor assumptions are important. Generally, AIG’s actual historical workers compensation loss development factors would be expected to provide a reasonably accurate predictor of future loss development. However, workers compensation is a long-tail class of business, and AIG’s business reflects a very significant volume of losses particularly in recent accident years due to growth of the business. After evaluating the actual historical loss developments since the 1980s for this business, in AIG’s judgment, it is reasonably likely that actual loss development factors will fall within the range of approximately 2.75 percent below to 7.5 percent above those actually utilized in the year-end 2006 loss reserve review. If the loss development factor assumptions were changed by 2.75 percent and 7.5 percent, respectively, the net loss reserves for workers compensation would decrease or increase by approximately $525 million and $1.5 billion, respectively. It should be noted that loss emergence in 2006 for this class was higher than historical averages, resulting in an increase in loss reserves for prior accident years. However, it is too soon to ascertain if this increased emergence represents a new trend in the pattern of loss development. For this class of business, there can be no assurance that actual deviations from the expected loss development factors will not exceed the deviations assumed, perhaps materially.
Form 10-K 2006 AIG        47

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
    The vast majority of these asbestos and environmental claims emanate from policies written in 1984 and prior years. Commencing in 1985, standard policies contained an absolute exclusion for pollution-related damage and an absolute asbestos exclusion was also implemented. The current environmental policies that AIG underwrites on a claims-made basis have been excluded from the analysis herein.
    The majority of AIG’s exposures for asbestos and environmental claims are excess casualty coverages, not primary coverages. Thus, the litigation costs are treated in the same manner as indemnity amounts. That is, litigation expenses are included within the limits of the liability AIG incurs. Individual significant claim liabilities, where future litigation costs are reasonably determinable, are established on a case-by-case basis.
    Estimation of asbestos and environmental claims loss reserves is a subjective process and reserves for asbestos and environmental claims cannot be estimated using conventional reserving techniques such as those that rely on historical accident year loss development factors. The methods used to determine asbestos and environmental loss estimates and to establish the resulting reserves are continually reviewed and updated by management.
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
    With respect to known asbestos and environmental claims, AIG established over a decade ago specialized toxic tort and environmental claims units, which investigate and adjust all such asbestos and environmental claims. These units evaluate these asbestos and environmental claims utilizing a claim-by-claim approach that involves a detailed review of individual policy terms and exposures. Because each policyholder presents different liability and coverage issues, AIG generally evaluates exposure on a policy-by-policy basis, considering a variety of factors such as known facts, current law, jurisdiction, policy language and other factors that are unique to each policy. Quantitative techniques have to be supplemented by subjective considerations, including management judgment. Each claim is reviewed at least semi-annually utilizing the aforementioned approach and adjusted as necessary to reflect the current information.
    In both the specialized and dedicated asbestos and environmental claims units, AIG actively manages and pursues early resolution with respect to these claims in an attempt to mitigate its exposure to the unpredictable development of these claims. AIG attempts to mitigate its known long-tail environmental exposures by utilizing a combination of proactive claim-resolution techniques, including policy buybacks, complete environmental releases, compromise settlements, and, where indicated, litigation.
    With respect to asbestos claims handling, AIG’s specialized claims staff operates to mitigate losses through proactive handling, supervision and resolution of asbestos cases. Thus, while AIG has resolved all claims with respect to miners and major manufacturers (Tier One), its claims staff continues to operate under the same proactive philosophy to resolve claims involving accounts with products containing asbestos (Tier Two), products containing small amounts of asbestos, companies in the distribution process, and parties with remote, ill-defined involvement in asbestos (Tiers Three and Four). Through its commitment to appropriate staffing, training, and management oversight of asbestos cases, AIG mitigates to the extent possible its exposure to these claims.
    To determine the appropriate loss reserve as of December 31, 2006 for its asbestos and environmental exposures, AIG performed a series of top-down and ground-up reserve analyses. In order to ensure it had the most comprehensive analysis possible, AIG engaged a third-party actuary to assist in a review of these exposures, including ground-up estimates for both asbestos reserves and environmental reserves consistent with the 2005 review. Prior to 2005, AIG’s reserve analyses for asbestos and environmental exposures was focused around a report year projection of aggregate losses for both asbestos and environmental reserves. Additional tests such as market share analyses were also performed. Ground-up analyses take into account policy-
48       AIG 2006 Form 10-K

American International Group, Inc. and Subsidiaries

holder-specific and claim-specific information that has been gathered over many years from a variety of sources. Ground-up studies can thus more accurately assess the exposure to AIG’s layers of coverage for each policyholder, and hence for all policyholders in the aggregate, provided a sufficient sample of the policyholders can be modeled in this manner.
    In order to ensure its ground-up analyses were comprehensive, AIG staff produced in the 2006 analyses the information required at policy and claim level detail for over 1,000 asbestos defendants and nearly 1,000 environmental defendants. This represented over 95 percent of all accounts for which AIG had received any claim notice of any amount pertaining to asbestos or environmental exposure. AIG did not set any minimum thresholds, such as amount of case reserve outstanding, or paid losses to date, that would have served to reduce the sample size and hence the comprehensiveness of the ground-up analysis. The results of the ground-up analysis for each significant account were examined by AIG’s claims staff for reasonableness, for consistency with policy coverage terms, and any claim settlement terms applicable. Adjustments were incorporated accordingly. The results from the universe of modeled accounts, which as noted above reflects the vast majority of AIG’s known exposures, were then utilized to estimate the ultimate losses from accounts or exposures that could not be modeled and to determine the appropriate provision for all unreported claims.
    AIG conducted a comprehensive analysis of reinsurance recoverability to establish the appropriate asbestos and environmental reserve net of reinsurance. AIG determined the amount of reinsurance that would be ceded to insolvent reinsurers or to commuted reinsurance contracts for both reported claims and for IBNR. These amounts were then deducted from the indicated amount of reinsurance recoverable. The year-end 2006 analysis reflected an update to the comprehensive analysis of reinsurance recoverability that was first completed in 2005. All asbestos accounts for which there was a significant change in estimated losses in the 2006 review were analyzed to determine the appropriate reserve net of reinsurance.
    AIG also completed a top-down report year projection of its indicated asbestos and environmental loss reserves. These projections consist of a series of tests performed separately for asbestos and for environmental exposures.
    For asbestos, these tests project the expected losses to be reported over the next twenty years, i.e., from 2007 through 2026, based on the actual losses reported through 2006 and the expected future loss emergence for these claims. Three scenarios were tested, with a series of assumptions ranging from more optimistic to more conservative. In the first scenario, all carried asbestos case reserves are assumed to be within ten percent of their ultimate settlement value. The second scenario relies on an actuarial projection of report year development for asbestos claims reported from 1993 to the present to estimate case reserve adequacy as of year-end 2006. The third scenario relies on an actuarial projection of report year claims for asbestos but reflects claims reported from 1989 to the present to estimate case reserve adequacy as of year-end 2006. Based on the results of the prior report years for each of the three scenarios described above, the report year approach then projects forward to the year 2026 the expected future report year losses, based on AIG’s estimate of reasonable loss trend assumptions. These calculations are performed on losses gross of reinsurance. The IBNR (including a provision for development of reported claims) on a net basis is based on applying a factor reflecting the expected ratio of net losses to gross losses for future loss emergence.
    For environmental claims, an analogous series of frequency/ severity tests are produced. Environmental claims from future report years, (i.e., IBNR) are projected out ten years, i.e., through the year 2016.
    At year-end 2006, AIG considered a number of factors and recent experience in addition to the results of the respective top-down and ground-up analyses performed for asbestos and environmental reserves. AIG considered the significant uncertainty that remains as to AIG’s ultimate liability relating to asbestos and environmental claims. This uncertainty is due to several factors including:

•	The long latency period between asbestos exposure and disease manifestation and the resulting potential for involvement of multiple policy periods for individual claims;
•	The increase in the volume of claims by currently unimpaired plaintiffs;
•	Claims filed under the non-aggregate premises or operations section of general liability policies;
•	The number of insureds seeking bankruptcy protection and the effect of prepackaged bankruptcies;
•	Diverging legal interpretations; and
•	With respect to environmental claims, the difficulty in estimating the allocation of remediation cost among various parties.
    After carefully considering the results of the ground-up analysis, which AIG updates on an annual basis, as well as all of the above factors, including the recent report year experience, AIG determined its best estimate was to recognize an increase of $256 million in its carried net asbestos reserves, and a decrease of $58 million in its carried net environmental reserves at December 31, 2006. The corresponding changes in gross reserves were an increase of approximately $570 million for asbestos and a decrease of approximately $230 million for environmental, respectively. A minor amount of additional incurred loss emergence pertaining to asbestos was reflected in 2006, primarily attributable to the general reinsurance operations of Transatlantic. The majority of the increase in asbestos reserves resulting from the 2006 review is attributable to higher than expected emergence of claims pertaining to new asbestos policy exposures. A significant portion of this increase pertains to higher layers of excess coverage for certain major asbestos defendants on business written by DBG. Approximately $80 million of the overall $256 million net asbestos reserve increase is attributable to business written by Foreign General, approximately $30 million of which is in turn ceded to DBG. In 2006, Foreign General enhanced its capability to identify asbestos exposures, resulting in the identification of additional asbestos defendants in 2006, as well as higher layers of exposure for certain existing defendants. As described above, the ground up analysis as of 2006 now models over 1,000 asbestos defendants and over 95 percent of all known reported asbestos claims.
    The decrease in environmental reserves resulting from the 2006 review is primarily attributable to favorable loss trends in recent report years. These favorable trends resulted in a reduced expectation of unreported claims, i.e., IBNR, for future report years.
Form 10-K 2006 AIG        49

American International Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

A summary of reserve activity, including estimates for applicable IBNR, relating to asbestos and environmental claims separately and combined at December 31, 2006, 2005 and 2004 appears in the table below. The vast majority of such claims arise from policies written in 1984 and prior years. The current environmental policies that AIG underwrites on a claims-made basis have been excluded from the table below.

	2006		2005				2004

(in millions)	Gross	Net	Gross		Net		Gross		Net

Asbestos:
Reserve for losses and loss expenses at beginning of year	$4,441	$1,840	$2,559		$1,060		$1,235		$386
Losses and loss expenses incurred(a)	571	267	2,207	(b)	903	(b)	1,595	(b)	772	(b)
Losses and loss expenses paid(a)	(548)	(218)	(325)		(123)		(271)		(98)

Reserve for losses and loss expenses at end of year	$4,464	$1,889	$4,441		$1,840		$2,559		$1,060

Environmental:
Reserve for losses and loss expenses at beginning of year	$926	$410	$974		$451		$789		$283
Losses and loss expenses incurred(a)	(232)	(59)	47	(c)	27	(c)	314	(c)	234	(c)
Losses and loss expenses paid(a)	(106)	(61)	(95)		(68)		(129)		(66)

Reserve for losses and loss expenses at end of year	$588	$290	$926		$410		$974		$451

Combined:
Reserve for losses and loss expenses at beginning of year	$5,367	$2,250	$3,533		$1,511		$2,024		$669
Losses and loss expenses incurred(a)	339	208	2,254	(d)	930	(d)	1,909	(d)	1,006	(d)
Losses and loss expenses paid(a)	(654)	(279)	(420)		(191)		(400)		(164)

Reserve for losses and loss expenses at end of year	$5,052	$2,179	$5,367		$2,250		$3,533		$1,511

(a)	All amounts pertain to policies underwritten in prior years, primarily to policies issued in 1984 and prior.

(b)	Includes increases to gross losses and loss expense reserves of $2.0 billion and $1.2 billion in the fourth quarter of 2005 and 2004, respectively, and increases to net losses and loss expense reserves of $843 million and $650 million for the fourth quarter of 2005 and 2004, respectively.

(c)	Includes increases to gross losses and loss expense reserves of $56 million and $250 million in the fourth quarter of 2005 and 2004, respectively, and increases to net losses and loss expense reserves of $30 million and $200 million for the fourth quarter of 2005 and 2004, respectively.

(d)	Includes increases to gross losses and loss expense reserves of $2.0 billion and $1.5 billion in the fourth quarter of 2005 and 2004, respectively, and increases to net losses and loss expense reserves of $873 million and $850 million for the fourth quarter of 2005 and 2004, respectively.
    As indicated in the table above, asbestos loss payments increased significantly in 2006 compared to the prior years, primarily as a result of payments pertaining to settlements that had been negotiated in earlier periods.
The gross and net IBNR included in the reserve for losses and loss expenses, relating to asbestos and environmental claims separately and combined, at December 31, 2006, 2005 and 2004 were estimated as follows:

	2006		2005		2004

(in millions)	Gross	Net	Gross	Net	Gross	Net

Asbestos	$3,212	$1,469	$3,401	$1,465	$2,033	$876
Environmental	340	173	586	266	606	284

Combined	$3,552	$1,642	$3,987	$1,731	$2,639	$1,160

A summary of asbestos and environmental claims count activity for the years ended December 31, 2006, 2005 and 2004 was as follows:

	2006			2005			2004

	Asbestos	Environmental	Combined	Asbestos	Environmental	Combined	Asbestos	Environmental	Combined

Claims at beginning of year	7,293	9,873	17,166	7,575	8,216	15,791	7,474	8,852	16,326
Claims during year:
Opened	643	1,383	2,026	854	5,253 *	6,107	909	2,592	3,501
Settled	(150)	(155)	(305)	(67)	(219)	(286)	(100)	(279)	(379)
Dismissed or otherwise resolved	(908)	(1,659)	(2,567)	(1,069)	(3,377)	(4,446)	(708)	(2,949)	(3,657)

Claims at end of year	6,878	9,442	16,320	7,293	9,873	17,166	7,575	8,216	15,791

*	The opened claims count increased substantially during 2005 compared to 2004 because a court ruling led AIG to report separate opened claims for previously pending cases relating to alleged MTBE exposures that AIG previously had counted in the aggregate as only a single claim on the assumption that the cases would be consolidated into a single federal court proceeding.
50       AIG 2006 Form 10-K

American International Group, Inc. and Subsidiaries

Survival Ratios — Asbestos and Environmental
The following table presents AIG’s survival ratios for asbestos and environmental claims for year-end 2006, 2005 and 2004. The survival ratio is derived by dividing the year end carried loss reserve by the average payments for the three most recent calendar years for these claims. Therefore, the survival ratio is a simplistic measure estimating the number of years it would be before the current ending loss reserves for these claims would be paid off using recent year average payments. The December 31, 2006 survival ratio is lower than the ratio at December 31, 2005 because the more recent periods included in the rolling average reflect higher claims payments. Many factors, such as aggressive settlement procedures, mix of business and level of coverage provided, have a significant effect on the amount of asbestos and environmental reserves and payments and the resultant survival ratio. Thus, caution should be exercised in attempting to determine reserve adequacy for these claims based simply on this survival ratio.
AIG’s survival ratios for asbestos and environmental claims, separately and combined were based upon a three-year average payment. These ratios for the years ended December 31, 2006, 2005 and 2004 were as follows:

	Gross	Net

2006
Survival ratios:
Asbestos	11.7	12.9
Environmental	5.3	4.5
Combined	10.3	10.3

2005
Survival ratios:
Asbestos	15.9	19.8
Environmental	6.9	6.2
Combined	13.0	14.2

2004
Survival ratios:
Asbestos	10.7	13.5
Environmental	6.5	6.8
Combined	9.1	10.5

Life Insurance & Retirement Services Operations
AIG’s Life Insurance & Retirement Services subsidiaries offer a wide range of insurance and retirement savings products both domestically and abroad.
    Domestically, AIG’s Life Insurance & Retirement Services operations offer a broad range of protection products, such as life insurance and group life and health products, including disability income products and payout annuities, which include single premium immediate annuities, structured settlements and terminal funding annuities. Home service operations include an array of life insurance, accident and health and annuity products sold primarily through career agents. In addition, home service includes a small block of runoff property and casualty coverage. Retirement services include group retirement products, individual fixed and variable annuities sold through banks, broker-dealers and exclusive sales representatives, and annuity runoff operations, which include previously acquired “closed blocks” and other fixed and variable annuities largely sold through distribution relationships that have been discontinued.
    Overseas, AIG’s Life Insurance & Retirement Services operations include insurance and investment-oriented products such as whole and term life, investment linked, universal life and endowments, personal accident and health products, group products including pension, life and health, and fixed and variable annuities.
    AIG’s Life Insurance & Retirement Services subsidiaries report their operations through the following major internal reporting units and business units:
Foreign Life Insurance & Retirement Services
Japan and Other*

•	ALICO
•	AIG Star Life
•	AIG Edison Life
Asia

•	AIA
•	Nan Shan
•	AIRCO
•	Philamlife
Domestic Life Insurance

•	AIG American General
•	USLIFE
•	AGLA
Domestic Retirement Services

•	VALIC
•	AIG Annuity
•	AIG SunAmerica

*	Japan and Other consists of all operations in Japan and the operations of ALICO and its subsidiaries worldwide.
Form 10-K 2006 AIG        51

American International Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

Life Insurance & Retirement Services Results
Life Insurance & Retirement Services results for 2006, 2005 and 2004 were as follows:

		Net	Realized
	GAAP	Investment	Capital Gains	Total	Operating
(in millions)	Premiums	Income	(Losses)	Revenues	Income

2006
Foreign Life Insurance & Retirement Services	$24,036	$9,173	$707	$33,916	$6,792
Domestic Life Insurance	5,543	3,778	(215)	9,106	917
Domestic Retirement Services	1,057	6,488	(404)	7,141	2,323

Total	$30,636	$19,439	$88	$50,163	$10,032

2005
Foreign Life Insurance & Retirement Services	$23,016	$8,175	$84	$31,275	$5,245
Domestic Life Insurance	5,447	3,733	35	9,215	1,495
Domestic Retirement Services	937	6,226	(277)	6,886	2,164

Total	$29,400	$18,134	$(158)	$47,376	$8,904

2004
Foreign Life Insurance & Retirement Services	$21,917	$5,834	$372	$28,123	$4,848
Domestic Life Insurance	5,376	3,459	(120)	8,715	1,023
Domestic Retirement Services	795	5,976	(207)	6,564	2,054

Total	$28,088	$15,269	$45	$43,402	$7,925

The following table presents the Insurance In-force for Life Insurance & Retirement Services for the years ended December 31, 2006, 2005 and 2004:

	Years Ended December 31,

(in millions)	2006	2005	2004

Foreign	$1,162,699	$1,027,682	$1,085,843
Domestic*	907,901	825,151	772,251

Total	$2,070,600	$1,852,833	$1,858,094

*	Domestic insurance in-force for 2005 includes the effect of the non-renewal of a single large group life case of $36 billion.
2006 and 2005 Comparison
Life Insurance & Retirement Service revenues increased $2.8 billion in 2006, to $50.2 billion. The increased revenues reflect growth in the underlying global Life Insurance & Retirement Services businesses. Revenues include the positive effect of out of period adjustments related to the accounting for certain interests in unit investment trusts totaling $240 million in 2006. Operating income grew by $1.1 billion from 2005, to $10.0 billion, reflecting higher revenues and out of period reductions of policy benefits expense of $163 million resulting from corrections of par policyholder dividend reserves and allocations between participating and non-participating accounts, both of which were related to remediation efforts. Net investment income increased $1.3 billion, reflecting growth in the underlying global business and the related increased level of invested assets. Realized capital gains increased $246 million in 2006 compared to 2005. In addition, operating income in 2006 includes charges of $125 million for the adverse Superior National arbitration ruling (see Note 12(c) of Notes to Consolidated Financial Statements) and $66 million related to the exiting of the domestic financial institutions credit life business.
2005 and 2004 Comparison
Life Insurance & Retirement Services revenues, including realized capital losses of $158 million, grew $4.0 billion to $47.4 billion. The increase in revenues reflects growth in the underlying global Life Insurance & Retirement Services businesses. Operating income grew $979 million in 2005, reflecting growth in both domestic and overseas operations. In 2005, the Domestic Life Insurance reporting unit performed well in its life insurance and payout annuities businesses, but results were offset by restructuring efforts in both home services and group life/health. The Domestic Retirement Services reporting unit faced a challenging environment in 2005, resulting in lower deposits and increased surrender rates. The Foreign Life Insurance & Retirement Services reporting unit had improved operating income in 2005 helped by higher net investment income, lower acquisition and operating expenses in life insurance and strong growth in annuities, partially offset by lower realized capital gains and higher incurred policy benefit costs.
52       AIG 2006 Form 10-K

American International Group, Inc. and Subsidiaries

Foreign Life Insurance & Retirement Services Results
Foreign Life Insurance & Retirement Services results for 2006, 2005 and 2004 were as follows:

		Net	Realized
	GAAP	Investment	Capital Gains	Total	Operating
(in millions)	Premiums	Income	(Losses)	Revenues	Income

2006

Japan and Other:
Life insurance(a)	$4,769	$1,696	$316	$6,781	$1,725
Personal accident	3,957	162	49	4,168	1,122
Group products	1,740	541	13	2,294	272
Individual fixed annuities	337	1,930	28	2,295	553
Individual variable annuities	173	325	—	498	60

Total	$10,976	$4,654	$406	$16,036	$3,732

Asia:
Life insurance(b)	$10,949	$4,188	$258	$15,395	$2,516
Personal accident	1,561	123	6	1,690	337
Group products	486	107	34	627	178
Individual fixed annuities	63	97	3	163	27
Individual variable annuities	1	4	—	5	2

Total	$13,060	$4,519	$301	$17,880	$3,060

Total Foreign Life Insurance & Retirement Services:
Life insurance(a)(b)	$15,718	$5,884	$574	$22,176	$4,241
Personal accident	5,518	285	55	5,858	1,459
Group products	2,226	648	47	2,921	450
Individual fixed annuities	400	2,027	31	2,458	580
Individual variable annuities	174	329	—	503	62

Total	$24,036	$9,173	$707	$33,916	$6,792

2005

Japan and Other:
Life insurance	$4,852	$1,752	$(52)	$6,552	$1,280
Personal accident	3,788	137	(15)	3,910	1,051
Group products	1,473	535	(34)	1,974	191
Individual fixed annuities	292	1,672	29	1,993	390
Individual variable annuities	97	767	—	864	47

Total	$10,502	$4,863	$(72)	$15,293	$2,959

Asia:
Life insurance	$10,779	$3,056	$146	$13,981	$1,907
Personal accident	1,214	118	(15)	1,317	241
Group products	452	78	25	555	131
Individual fixed annuities	69	56	—	125	8
Individual variable annuities	—	4	—	4	(1)

Total	$12,514	$3,312	$156	$15,982	$2,286

Total Foreign Life Insurance & Retirement Services:
Life insurance	$15,631	$4,808	$94	$20,533	$3,187
Personal accident	5,002	255	(30)	5,227	1,292
Group products	1,925	613	(9)	2,529	322
Individual fixed annuities	361	1,728	29	2,118	398
Individual variable annuities	97	771	—	868	46

Total	$23,016	$8,175	$84	$31,275	$5,245

Form 10-K 2006 AIG        53

American International Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

		Net	Realized
	GAAP	Investment	Capital Gains	Total	Operating
(in millions)	Premiums	Income	(Losses)	Revenues	Income

2004

Japan and Other:
Life insurance	$4,469	$1,371	$(134)	$5,706	$1,079
Personal accident	3,307	96	16	3,419	932
Group products	1,229	378	(42)	1,565	133
Individual fixed annuities	312	1,011	4	1,327	236
Individual variable annuities	68	142	—	210	13

Total	$9,385	$2,998	$(156)	$12,227	$2,393

Asia:
Life insurance	$10,469	$2,676	$497	$13,642	$2,098
Personal accident	994	83	17	1,094	260
Group products(c)	986	53	14	1,053	90
Individual fixed annuities	83	23	—	106	7
Individual variable annuities	—	1	—	1	—

Total	$12,532	$2,836	$528	$15,896	$2,455

Total Foreign Life Insurance & Retirement Services:
Life insurance	$14,938	$4,047	$363	$19,348	$3,177
Personal accident	4,301	179	33	4,513	1,192
Group products(c)	2,215	431	(28)	2,618	223
Individual fixed annuities	395	1,034	4	1,433	243
Individual variable annuities	68	143	—	211	13

Total	$21,917	$5,834	$372	$28,123	$4,848

(a)	Includes the effect of out of period adjustments related to the accounting for certain interests in unit investment trusts. For 2006, the effect was an increase of $32 million in both net investment income and operating income.

(b)	Includes the effect of out of period adjustments related to the accounting for certain interests in unit investment trusts. For 2006, the effect was an increase of $208 million and $137 million in net investment income and operating income, respectively. Operating income also includes an out of period reduction in participating policyholder dividend reserves of $163 million, primarily as a result of tax remediation adjustments.

(c)	Revenues include approximately $640 million of premiums from a single reinsurance transaction involving terminal funding business, which is offset by a similar increase of benefit reserves.
AIG transacts business in most major foreign currencies and therefore premiums reported in U.S. dollars vary by volume and from changes in foreign currency translation rates. The following table summarizes the effect of changes in foreign currency exchange rates on the growth of the Foreign Life Insurance & Retirement Services GAAP premiums for the year ended December 31, 2006 and 2005:

	2006	2005

Growth in original currency*	6.4%	2.5%
Foreign exchange effect	(2.0)	2.5

Growth as reported in U.S. dollars	4.4%	5.0%

*	Computed using a constant exchange rate for each period.
Japan and Other
2006 and 2005 Comparison
Total revenues for Japan and Other increased $743 million in 2006, to $16.0 billion, compared to 2005. Operating income grew $773 million, due to growth in the underlying retirement services businesses and realized capital gains of $406 million. The 2006 results for the reporting unit were negatively affected by the weakening of the Japanese Yen against the U.S. dollar during 2006. In addition, operating income was negatively affected by the continued runoff of the older, higher margin in-force business of AIG Star Life and AIG Edison Life.
    Life insurance GAAP premiums declined in 2006 compared to 2005 primarily due to the effect of foreign exchange. Foreign exchange negatively affected GAAP premiums by approximately $250 million, most notably as a result of the weakening in the Japanese Yen. Life insurance operating income grew $445 million, primarily due to an increase of $368 million of realized capital gains. Life insurance growth improved due to an increase in single premium life insurance sales in Japan as a result of further bank deregulation effective in December 2005. The expansion of the bank distribution platform for single premium life insurance products adds to the existing multiple distribution platforms in Japan, where AIG remains the leading foreign insurance provider.
    Personal accident revenues grew $258 million or 7 percent resulting in operating income growth of $71 million or 7 percent. Personal accident operating income includes the effect of higher terminations of certain accident and health policies in Japan which increased expenses by $54 million in 2006. The higher terminations are a result of a change in the Japanese tax regulations that reduced the tax deduction for premiums. AIG’s Japanese operations have experienced lower sales and higher terminations of these contracts. DAC related to these accident
54       AIG 2006 Form 10-K

American International Group, Inc. and Subsidiaries

and health policies in force at December 31, 2006 totaled $214 million. In response to the tax law change, AIG has introduced new products, both life and health, to meet the needs of clients in that market. AIG continues to believe that the effect of future policy terminations will not be material to AIG’s consolidated financial condition or results of operations.
    Revenues from group products increased in 2006 by $320 million, to $2.3 billion, resulting in an increase in operating income of $81 million to $272 million. Fixed annuity reserves continued to grow due to positive net flows, but demand for U.S. dollar fixed annuities has slowed due to a weaker Japanese Yen. The individual fixed annuity revenues grew $302 million to $2.3 billion resulting in an increase in operating income of $163 million to $553 million. Growth in variable annuity deposits has accelerated compared to 2005 due to new product offerings and stronger equity markets, resulting in higher fees and policy charges included in GAAP premiums. Variable annuity revenues declined in 2006 compared to 2005 due to lower policyholder trading gains which comprise the entirety of variable annuity net investment income. Policyholder trading gains are offset by an equal increase in policy benefits expense, as all investment returns for these variable annuities accrue to the benefit of the policyholder.
2005 and 2004 Comparison
In 2005, total revenues for the Japan and Other reporting unit grew $3.1 billion to $15.3 billion, including policyholder trading gains of $1.3 billion. Operating income grew $566 million to $3.0 billion. Compared to 2004, results reported in U.S. dollars were negatively affected by foreign exchange, particularly the weakening of the Japanese Yen to the U.S. dollar. In addition, Japan and Other operating income was negatively affected by the runoff of older higher margin in-force business of AIG Star Life and AIG Edison Life. Life insurance operating income grew primarily due to lower realized capital losses and higher GAAP premiums. Personal accident operating income continued to report stable profit margins and grew $119 million to $1.05 billion. Group operating income grew to $191 million on strong growth in ALICO operations outside of Japan. Individual fixed annuities operating income grew to $390 million, primarily from strong growth of net flows that increased underlying reserves in Japan. Individual fixed annuity operating income for 2005 included a charge of $47 million related to the unwinding of certain businesses in Chile that were sold in 2006. Individual variable annuities operating income grew to $47 million on higher average reserves. Net investment income for individual variable annuities grew to $767 million in 2005 and represents policyholder trading gains (losses) that are offset by an equal amount in incurred policy losses and benefits.
Asia
2006 and 2005 Comparison
Revenues for Asia grew $1.9 billion in 2006 to $17.9 billion. Operating income grew $774 million, to $3.1 billion, including realized capital gains of $301 million. Revenues and operating income in 2006 include $208 million and $137 million, respectively, from out of period adjustments related to certain investments in unit trusts. GAAP premiums grew 4 percent in 2006 compared to 2005. The GAAP premium growth rate was negatively affected by the continuing trend towards investment-oriented products in Asia as only a portion of policy charges collected from the customers are reported as GAAP premiums. AIG’s Life Insurance operations in Asia have responded to this trend by offering a wide array of investment linked products, with multiple fund choices but with minimal investment guarantees.
    Operating income benefited in 2006 from an out of period reduction in participating policyholder dividend reserves of $163 million, primarily as a result of tax remediation adjustments and a correction to expense allocations between participating and non-participating accounts. Certain participating policyholder dividend reserves are determined on an after tax basis and as a result any change in the local tax provision will have a partially offsetting, but not equal, effect on participating policyholder dividend reserves. The amount of the offsetting effect depends on the level of participation required by law or regulation in that specific country or by the participation level provided for in the underlying contracts. In 2005, operating income for Asia included a charge of $137 million related to an increase in participating policyholder dividends as a result of the settlement of a tax dispute in Singapore. Life insurance revenues grew $1.4 billion to $15.4 billion in 2006, including realized capital gains of $258 million and policyholder trading gains of $552 million, helped by strong growth in investment linked products throughout Asia. Operating income grew $609 million, including adjustments in 2006 and 2005 for participating policyholder dividend reserves mentioned above. Operating income includes the Life Insurance & Retirement Services segment’s equal share of the results of AIG Credit Card Company (Taiwan), which amounted to a loss of $47 million in 2006 compared to a gain of $26 million in 2005. Personal accident revenues grew 28 percent to $1.7 billion, reflecting increased focus on risk based accident and health products. The growth in revenues resulted in operating income of $337 million for the year, an increase of 40 percent over 2005. Group products revenues increased $72 million from 2005, to $627 million, resulting in operating income growth of $47 million to $178 million.
2005 and 2004 Comparison
In 2005, revenues were essentially unchanged at $16.0 billion on lower realized capital gains that declined $372 million, due to lower gains on derivatives that did not qualify for hedge accounting. Operating income declined in 2005 by $169 million due to the decrease in realized capital gains and an increase in liabilities for participating policyholder dividends of $137 million as a result of the settlement of a tax dispute in Singapore. Life insurance GAAP premiums grew $310 million to $10.8 billion. Life insurance operating income did not grow in 2005 due to the effect of the additional par policy dividend reserves previously noted and
Form 10-K 2006 AIG        55

American International Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

lower realized capital gains. Personal accident operating income declined primarily due to realized capital losses in 2005 compared to realized capital gains in 2004. Group products GAAP premiums dropped in 2005 compared to 2004. 2004 GAAP premiums included premiums of approximately $640 million from a single reinsurance transaction involving terminal funding business, which is offset by a similar increase in benefit reserves.
Domestic Life Insurance Results
Domestic Life Insurance results, presented on a sub-product basis for 2006, 2005 and 2004 were as follows:

		Net	Realized		Operating
	GAAP	Investment	Capital Gains	Total	Income
(in millions)	Premiums	Income	(Losses)	Revenues	(Loss)

2006
Life insurance(a)	$2,127	$1,377	$(83)	$3,421	$654
Home service	790	630	(38)	1,382	282
Group life/health	995	213	(8)	1,200	(159)
Payout annuities(b)	1,582	1,004	(51)	2,535	76
Individual fixed annuities	4	77	(8)	73	8
Individual annuities — runoff(c)	45	477	(27)	495	56

Total	$5,543	$3,778	$(215)	$9,106	$917

2005
Life insurance(a)	$2,041	$1,352	$98	$3,491	$874
Home service	801	605	(2)	1,404	282
Group life/health	1,079	201	(1)	1,279	69
Payout annuities(b)	1,473	912	(34)	2,351	128
Individual fixed annuities	3	47	—	50	7
Individual annuities — runoff(c)	50	616	(26)	640	135

Total	$5,447	$3,733	$35	$9,215	$1,495

2004
Life insurance(a)	$1,821	$1,228	$(94)	$2,955	$612
Home service	812	608	(18)	1,402	290
Group life/health	1,195	182	—	1,377	(131)
Payout annuities(b)	1,484	801	(8)	2,277	124
Individual fixed annuities	4	22	3	29	1
Individual annuities — runoff(c)	60	618	(3)	675	127

Total	$5,376	$3,459	$(120)	$8,715	$1,023

(a)	Effective January 1, 2006, the broker-dealer operations of the Domestic Life Insurance companies are being reported and managed within the Asset Management segment. Included in GAAP premiums and Total Revenues were revenues of $102 million and $96 million, respectively, for 2005 and 2004.

(b)	GAAP Premiums and Total Revenues include structured settlements, single premium immediate annuities and terminal funding annuities.

(c)	Primarily represents runoff annuity business sold through discontinued distribution relationships.
56       AIG 2006 Form 10-K

American International Group, Inc. and Subsidiaries

The following table reflects periodic Domestic Life insurance sales by product for 2006, 2005 and 2004, respectively:
Domestic Life Insurance

(in millions)	2006	2005	2004

Periodic Premium Sales By Product*:
Universal life	$334	$271	$201
Variable universal life	56	44	79
Term life	240	229	215
Whole life/other	13	10	13

Total	$643	$554	$508

*	Periodic premium represents premium from new business expected to be collected over a one-year period.
2006 and 2005 Comparison
GAAP premiums for Domestic Life Insurance were $5.5 billion in 2006, a 2 percent increase compared to 2005. Overall, periodic life insurance sales grew by 16 percent, compared to 2005, reflecting increased growth from the independent distribution platform. During the second half of 2006, certain universal life products were re-priced and underwriting standards were tightened, which could affect future periodic life insurance sales. GAAP premiums from AGLA, AIG’s home service business, declined slightly in 2006 as the reduction of premium in-force from normal lapses and maturities exceeded sales growth for the period. GAAP premiums for group life/health for 2006 declined over the prior year primarily due to restructuring efforts in certain product lines, including the financial institutions credit life business and the employer benefits business. The GAAP premium growth from payout annuities for 2006 reflects increased sales of single premium annuities and structured settlements when compared to 2005. At December 31, 2006, AIG effectively exited the financial institutions credit business through a third party indemnity reinsurance agreement. The transaction is expected to close in the first quarter of 2007, subject to normal closing requirements, including regulatory approval. GAAP premiums in 2006 related to this business were approximately $100 million.
     Domestic Life Insurance operating income of $917 million declined by 39 percent in 2006 compared to 2005 due to several significant transactions, including a $125 million charge resulting from the loss of the Superior National arbitration. For a further discussion of the Superior National arbitration see Note 12(c) of Notes to Consolidated Financial Statements. In addition, Domestic Life operating income was negatively affected by a $55 million accrual related to other litigation and a $66 million loss related to exiting the financial institutions credit business.
     Life insurance operating income decreased by $220 million or 25 percent for 2006 due to a $45 million decrease in partnership income, $30 million in litigation-related charges and realized capital losses that offset growth in the underlying business. Home service operating income was flat compared with 2005 due to increased net investment income from partnerships and lower acquisition costs and catastrophe losses, partially offset by a DAC unlocking charge of $11 million and higher realized capital losses. Group life/health operating income for 2006 was lower than 2005 primarily due to the $125 million Superior National charge and the $66 million loss associated with the exit from the financial institutions credit business. The group life/health lines operating income was also affected by a $25 million charge for litigation reserves. Payout annuities operating income declined for 2006 due to lower calls and tenders on fixed maturity securities. In addition, various methodologies and assumptions were enhanced for payout annuity reserves, resulting in a $24 million increase to the payout annuity reserves. Individual annuities — runoff operating income is down from 2005 due to the decline in the block of business and the related DAC unlocking charge of $30 million to reflect lower in-force amounts.
2005 and 2004 Comparison
The Domestic Life Insurance operations in 2005 had continued growth in term and universal life sales with good performance from the independent distribution channels. GAAP premiums for life insurance grew 12 percent in 2005 reflecting consistently strong sales from the independent distribution platform. Payout annuities declined slightly due to the low interest rate environment and the competitive market conditions for structured settlement and single premiums individual annuity business. Home service GAAP premiums were essentially flat in this slow growth business. The group life/health GAAP premiums declined by $116 million, or 10 percent, primarily due to the non-renewal of several accounts where pricing was unacceptable and loss experience was higher than anticipated.
     Domestic Life Insurance operating income of $1.5 billion increased 46 percent in 2005 resulting from increased realized capital gains, higher partnership income and growth in the underlying business compared to 2004. Life insurance operating income was up 43 percent in 2005 compared to 2004 due in part to growth in the underlying business, improved mortality results and higher realized capital gains, offset by higher losses from partnership investments in synthetic fuel production facilities. Home service operating income declined as a result of a reduction in premiums in-force and higher insurance and acquisitions expenses, combined with an increase in losses related to hurricanes. Group life/health operating income was affected by the non-renewal of cases where acceptable margins could not be achieved. Operating income in 2004 includes a $178 million charge related to a workers compensation quota share reinsurance agreement with Superior National. In addition, in 2004, as part of the business review of group life/health, approximately $68 million was incurred for reserve strengthening and allowances for receivables. Payout annuities operating income increased 3 percent as growth in the business base was offset by higher realized capital losses. Individual annuities runoff operating income increased in 2005 primarily as a result of lower operating expenses offset by higher realized capital losses when compared to 2004.
Form 10-K 2006 AIG        57

American International Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

Domestic Retirement Services Results
Domestic Retirement Services results, presented on a sub-product basis for 2006, 2005 and 2004 were as follows:

		Net	Realized
	GAAP	Investment	Capital Gains	Total	Operating
(in millions)	Premiums	Income	(Losses)	Revenue	Income

2006
Group retirement products	$386	$2,279	$(144)	$2,521	$1,017
Individual fixed annuities	122	3,581	(257)	3,446	1,036
Individual variable annuities	531	202	5	738	193
Individual annuities — runoff*	18	426	(8)	436	77

Total	$1,057	$6,488	$(404)	$7,141	$2,323

2005
Group retirement products	$351	$2,233	$(67)	$2,517	$1,055
Individual fixed annuities	97	3,346	(214)	3,229	858
Individual variable annuities	467	217	4	688	189
Individual annuities — runoff*	22	430	—	452	62

Total	$937	$6,226	$(277)	$6,886	$2,164

2004
Group retirement products	$313	$2,201	$(111)	$2,403	$987
Individual fixed annuities	55	3,078	(78)	3,055	851
Individual variable annuities	407	239	(17)	629	176
Individual annuities — runoff*	20	458	(1)	477	40

Total	$795	$5,976	$(207)	$6,564	$2,054

*	Primarily represents runoff annuity business sold through discontinued distribution relationships.
2006 and 2005 Comparison
Domestic Retirement Services total deposits decreased slightly for 2006 compared to 2005. The decrease in total deposits reflects lower fixed annuity sales that continued to face increased competition from bank deposit products and money market funds offering very competitive short-term rates in the flat yield curve environment. This was partially offset by substantially higher individual variable annuity sales and group mutual fund deposits. Individual variable annuity deposits grew 29 percent in 2006 from 2005, reflecting growth in products with living benefit guarantee features. Group retirement deposits grew 6 percent in 2006, reflecting 51 percent growth in group mutual fund sales partially offset by a 1 percent sales drop in annuity deposits. Over time, this will result in a gradual reduction in overall profit margins of this business driven by the growth in the lower-margin mutual fund products relative to the annuity products. Fixed annuity surrender rates increased in 2006 compared to 2005 due to products coming out of their surrender charge period and the increased competition from banks. Individual fixed annuity net flows for 2006 were negative $2.7 billion compared to positive net flows of $1.3 billion in 2005, reflecting both the lower deposits and higher surrenders, caused by the flat or inverted yield curve.
    Total domestic retirement service operating income for 2006 of $2.3 billion increased 7 percent from 2005. Group retirement products total revenues were flat in 2006 primarily due to improvements in partnership income and variable annuity fees being offset by increased capital losses. The flat revenues, coupled with higher amortization of deferred acquisition costs related to internal replacements of existing contracts into new contracts, resulted in a 4 percent decrease in group retirement operating income. Total revenues for individual fixed annuities were up 7 percent in 2006 and operating income was up 21 percent primarily driven by higher partnership and yield enhancement income. Individual variable annuity total revenues were up 7 percent in 2006, primarily driven by higher variable annuity fees resulting from the increase in the equity markets. Offsetting somewhat the growth in total revenues was an increase in DAC amortization resulting from increased surrender activity in the first half of 2006, with operating income up 2 percent for the year. In 2006, the individual annuities runoff operating income increased $15 million even though the underlying reserves decreased. The higher income in 2006 was primarily due to increased net spreads as a result of higher investment yields partially offset by increased realized capital losses and lower volumes due to the continued runoff of the business.
2005 and 2004 Comparison
The Domestic Retirement Services businesses faced a challenging environment in 2005, as deposits declined approximately 18 percent from 2004. The decrease in AIG’s individual variable annuity product sales in 2005 was largely attributable to significant variable annuity sales declines at several of AIG’s largest distribution firms due to lackluster equity markets, more intense industry competition with regard to living benefit product features and heightened compliance procedures over selling practices. AIG’s introduction of more competitive guaranteed minimum withdrawal features was delayed until late in the fourth quarter of 2005 due to filing delays associated with the restatements. During 2005, the interest yield curve flattened and, as a result, competing bank products such as certificates of deposit and other
58       AIG 2006 Form 10-K

American International Group, Inc. and Subsidiaries

money market instruments with shorter durations than AIG’s individual fixed annuity products became more attractive.
    Total Domestic Retirement Services operating income for 2005 of $2.2 billion increased 5 percent compared to 2004 operating income of $2.1 billion. Total revenues for the group retirement products increased 5 percent in 2005 compared to 2004 while operating income increased 7 percent, primarily due to higher variable annuity fee income and lower realized capital losses. Individual fixed annuity total revenues were up 6 percent in 2005 primarily due to an increase in net investment income, partially offset by higher realized capital losses. Operating income for individual fixed annuities increased primarily due to the increase in net investment income from growth in average reserves and higher surrender charges, partially offset by the higher level of realized capital losses. Individual variable annuities total revenues were up 9 percent in 2005, primarily driven by higher variable annuity fees resulting from the increase in the equity markets in the fourth quarter of 2004 and an increase in realized capital gains. The 7 percent growth in individual variable annuities income was consistent with the overall growth in reserves. In 2005, the individual annuities runoff operating income increased $22 million even though the underlying reserves decreased. The higher income in 2005 was due to lower interest crediting rates and lower DAC amortization due to lower surrenders.
Domestic Retirement Services Supplemental Data
The following table presents deposits for 2006, 2005 and 2004:

(in millions)	2006	2005	2004

Group retirement products:
Annuities	$5,464	$5,532	$5,555
Mutual funds	1,361	904	947
Individual fixed annuities	5,330	6,861	9,713
Individual variable annuities	4,266	3,319	4,126
Individual fixed annuities — runoff	56	67	77

Total	$16,477	$16,683	$20,418

The following table presents the amount of reserves by surrender charge category as of December 31, 2006:

	Group	Individual	Individual
	Retirement	Fixed	Variable
(in millions)	Products*	Annuities	Annuities

Zero or no surrender charge	$42,741	$10,187	$11,467
0% — 2%	6,921	4,503	4,869
Greater than 2% — 4%	4,573	6,422	4,830
Greater than 4%	2,842	28,109	9,836
Non-Surrenderable	877	3,464	91

Total	$57,954	$52,685	$31,093

*	Excludes mutual funds.
    In 2006, surrender rates increased for individual fixed annuities, group retirement products and individual variable annuities. The increase in surrender rate for fixed annuities continues to be driven by the shape of the yield curve and general aging of the in-force block; however, less than 20 percent of the individual fixed annuity reserves as of December 31, 2006 were available to be surrendered without charge. Surrender rates for group retirement products increased only slightly as a result of successful retention efforts. In 2006, new products were introduced to retain assets and AIG has retained or attracted over $1 billion in assets. Individual variable annuity surrender rates for 2006 primarily reflect higher shock-lapses that occur following expiration of the surrender charge period on certain 3-year and 7-year contracts, although the trend moderated during the year. Reflecting a widespread industry phenomenon, this lapse rate, much of which was anticipated when the products were issued, has recently been affected by investor demand to exchange existing policies for new-generation contracts with living benefits or lower fees. In addition, the high lapse rates are in part due to the surrenders within certain acquired blocks of business.
    A further increase in the level of surrenders in any of these businesses or in the individual fixed annuities runoff block could accelerate the amortization of DAC and negatively affect fee income earned on assets under management.
The following table presents the net flows by line of business for 2006, 2005 and 2004:

	Net Flows(a)

(in millions)	2006	2005	2004

Group retirement products(b)	$467	$628	$1,706
Individual fixed annuities	(2,697)	1,288	5,936
Individual variable annuities	(114)	(336)	1,145
Individual fixed annuities — runoff	(1,009)	(818)	(714)

Total	$(3,353)	$762	$8,073

(a)	Net flows are defined as deposits received less benefits, surrenders, withdrawals and death benefits.

(b)	Includes mutual funds.
    The combination of lower deposits and higher surrenders in the individual fixed annuity and individual fixed annuity-runoff blocks, which include closed blocks of business from acquired companies or terminated distribution relationships, resulted in negative net flows for 2006. The continuation of the current interest rate and competitive environment could prolong this trend.
Form 10-K 2006 AIG        59

American International Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

Life Insurance & Retirement Services Net Investment Income and Realized Capital Gains (Losses)
The following table summarizes the components of net investment income for 2006, 2005 and 2004:

(in millions)	2006	2005	2004

Domestic
Fixed maturities, including short term investments	$9,089	$9,060	$8,646
Equity securities	32	10	27
Interest on mortgage, policy and collateral loans	798	728	669
Partnership income — excluding Synfuels	505	359	293
Partnership income (loss) — Synfuels	(107)	(143)	(121)
Unit investment trusts	5	—	—
Other(a)	49	56	(20)

Total investment income	10,371	10,070	9,494

Investment expenses	105	111	59

Net investment income	$10,266	$9,959	$9,435

Foreign
Fixed maturities, including short term investments	$6,845	$5,995	$5,002
Equity securities	339	300	182
Interest on mortgage, policy and collateral loans	455	448	426
Partnership income	94	57	20
Unit investment trusts(b)	310	—	—
Other(a)	312	423	237

Total investment income before policyholder trading gains (losses)	8,355	7,223	5,867

Policyholder trading gains (losses)(c)	1,053	1,177	196

Total investment income	9,408	8,400	6,063

Investment expenses	235	225	229

Net investment income	$9,173	$8,175	$5,834

Total
Fixed maturities, including short term investments	$15,934	$15,055	$13,648
Equity securities	371	310	209
Interest on mortgage, policy and collateral loans	1,253	1,176	1,095
Partnership income — excluding Synfuels	599	416	313
Partnership income (loss) — Synfuels	(107)	(143)	(121)
Unit investment trusts(b)	315	—	—
Other(a)	361 (c)	479	217

Total investment income before policyholder trading gains (losses)	$18,726	$17,293	$15,361
Policyholder trading gains (losses)(c)	1,053	1,177	196

Total investment income	19,779	18,470	15,557

Investment expenses	340	336	288

Net investment income(d)	$19,439	$18,134	$15,269

(a)	Other net investment income includes real estate income, income on non-partnership invested assets, securities lending and Life Insurance & Retirement Services’ equal share of the results of AIG Credit Card Company (Taiwan).

(b)	Includes the effect of out of period adjustments relating to the accounting for certain interests in unit investment trusts. For 2006, the effect was an increase of $240 million.

(c)	Relates principally to assets held in various trading securities accounts that do not qualify for separate account treatment under SOP 03-1. These amounts are offset by an equal change included in incurred policy losses and benefits.

(d)	Includes call and tender income.
The following table summarizes Domestic Life Insurance & Retirement Services partnership income (losses) by sub-product line for 2006, 2005 and 2004:

(in millions)	2006	2005	2004

Domestic Life — excluding Synfuels:
Life insurance	$67	$136	$43
Home service	13	(1)	8

Subtotal	80	135	51

Domestic Life — Synfuels:
Life insurance	(73)	(97)	(74)
Home service	(34)	(46)	(47)

Subtotal	(107)	(143)	(121)

Total Domestic Life	(27)	(8)	(70)

Retirement Services:
Group retirement products	178	89	95
Individual fixed annuities	247	135	147

Total Retirement Services	425	224	242

Total	$398	$216	$172

2006 and 2005 Comparison
Net investment income increased 7 percent for 2006 compared to 2005 as income from fixed maturity and equity securities increased as levels of invested assets grew. Net investment income in 2006 also included out of period adjustments relating to the accounting for certain interests in unit investment trusts of $240 million. Partially offsetting this growth were lower policyholder trading gains (losses) in 2006. Net Investment income for certain operations include investments in structured notes linked to emerging market sovereign debt that incorporates both interest rate risk and currency risk. In addition, period to period comparisons of investment income for some lines of business are affected by yield enhancement activity, particularly partnership income as shown in the above table. See also Insurance and Asset Management Invested Assets herein.
60       AIG 2006 Form 10-K

American International Group, Inc. and Subsidiaries

    AIG generates income tax credits as a result of investing in synthetic fuel production (synfuels) related to the investment loss shown in the above table and records those benefits in its provision for income taxes. The amounts of those income tax credits were $127 million, $203 million and $160 million for 2006, 2005 and 2004, respectively. For a further discussion of the effect of fluctuating domestic crude oil prices on synfuel tax credits, see Note 12(c) of Notes to Consolidated Financial Statements.
2005 and 2004 Comparison
The growth in net investment income in 2005 compared to 2004 reflects growth in general account reserves and surplus for both Foreign and Domestic Life Insurance & Retirement Services companies. Also, net investment income was positively affected by the compounding of previously earned and reinvested net investment income along with the addition of new cash flow from operations available for investment. The global flattening of the yield curve put additional pressure on yields and spreads, which was partially offset with income generated from other investment sources, including income from partnerships.
The following table summarizes realized capital gains (losses) by major category for 2006, 2005 and 2004:

(in millions)	2006	2005	2004

Domestic Life Insurance:
Sales of fixed maturities	$(33)	$65	$(4)
Sales of equity securities	17	18	7
Other:
Foreign exchange transactions	(6)	11	—
Derivatives instruments	25	65	8
Other-than-temporary decline	(192)	(119)	(98)
Other	(26)	(5)	(33)

Total Domestic Life Insurance	$(215)	$35	$(120)

Domestic Retirement Services:
Sales of fixed maturities	$1	$(106)	$107
Sales of equity securities	31	115	30
Other:
Foreign exchange transactions	(13)	—	—
Derivatives instruments	(33)	(12)	(14)
Other-than-temporary decline	(368)	(267)	(305)
Other	(22)	(7)	(25)

Total Domestic Retirement Services	$(404)	$(277)	$(207)

Foreign Life Insurance & Retirement Services:
Sales of fixed maturities	$(209)	$191	$223
Sales of equity securities	459	281	295
Other:
Foreign exchange transactions	106	40	(382)
Derivatives instruments	276	(599)	248
Other-than-temporary decline	(81)	(39)	(38)
Other*	156	210	26

Total Foreign Life Insurance & Retirement Services	$707	$84	$372

Total	$88	$(158)	$45

*	Net of allocations to participating policyholders of $88 million, $109 million and $65 million for 2006, 2005 and 2004, respectively.
    Realized capital gains (losses) include normal portfolio transactions as well as derivative gains (losses) for transactions that did not qualify for hedge accounting treatment under FAS 133, transactional foreign exchange gains and losses and other-than-temporary declines in the value of investments. Realized capital gains (losses) for derivatives in Foreign Life Insurance & Retirement Services are related primarily to hedging of fixed income instruments denominated in a currency other than the functional currency of the respective country to such functional currency. The related currency gain or loss of the available for sale fixed income instrument is deferred until the date of the sale.
Deferred Policy Acquisition Costs
DAC for Life Insurance & Retirement Services products arises from the deferral of those costs that vary with, and are directly related to, the acquisition of new or renewal business. Policy acquisition costs for life insurance products are generally deferred and amortized over the premium paying period of the policy. Policy acquisition costs that relate to universal life and investment-type products, including variable and fixed annuities (investment-oriented products), are deferred and amortized, with interest, as appropriate, in relation to the historical and future incidence of estimated gross profits to be realized over the estimated lives of the contracts. Total acquisition costs deferred increased $310 million over 2005 and were generally in line with growth in new business. Total DAC amortization expense, excluding VOBA, grew $432 million over 2005 with each year’s amortization expense level at approximately 14 percent of the opening DAC balance. Amortization expense includes the effects of current period realized capital gains and losses for investment type products. With respect to investment-oriented products, AIG’s policy is to adjust amortization assumptions for DAC when estimates of current or future gross profits to be realized from these contracts are revised. With respect to variable annuities sold domestically (representing the vast majority of AIG’s variable annuity business), the assumption for the long-term annual net growth rate of the equity markets used in the determination of DAC amortization is approximately ten percent. A methodology referred to as “reversion to the mean” is used to maintain this long-term net growth rate assumption, while giving consideration to short-term variations in equity markets. Estimated gross profits include investment income and gains and losses less interest required on policyholder reserves, as well as other charges in the contract less actual mortality and expenses. Current experience and changes in the expected future gross profits are analyzed to determine the effect on the amortization of DAC. The projection of estimated gross profits requires significant management judgment. The assumptions with respect to the current and projected gross profits are reviewed and analyzed quarterly and are adjusted accordingly.
Form 10-K 2006 AIG        61

American International Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

The following table summarizes the major components of the changes in DAC and Value of Business Acquired (VOBA) for 2006 and 2005:

	2006			2005

(in millions)	DAC	VOBA	Total	DAC	VOBA	Total

Domestic Life Insurance & Retirement Services:
Balance at beginning of year(a)	$9,599	$869	$10,468	$8,214	$836	$9,050
Acquisition costs deferred	1,832	—	1,832	1,840	—	1,840
Amortization (charged) or credited to operating income:
Related to realized capital gains (losses)	77	16	93	45	3	48
Related to unlocking future assumptions	(40)	(5)	(45)	(15)	—	(15)
All other amortization(b)	(1,387)	(81)	(1,468)	(1,399)	(85)	(1,484)
Related to change in unrealized gains (losses) on securities	744	34	778	904	112	1,016
Increase (decrease) due to foreign exchange	(1)	—	(1)	10	3	13

Balance at end of year	$10,824	$833	$11,657	$9,599	$869	$10,468

Foreign Life Insurance & Retirement Services:
Balance at beginning of year(a)	$16,360	$1,278	$17,638	$14,349	$1,681	$16,030
Acquisition costs deferred	4,991	—	4,991	4,673	—	4,673
Amortization (charged) or credited to operating income:
Related to realized capital gains (losses)	4	1	5	(1)	(1)	(2)
Related to unlocking future assumptions	87	15	102	93	—	93
All other amortization	(2,214)	(185)	(2,399)	(1,764)	(204)	(1,968)
Related to change in unrealized gains (losses) on securities	(127)	(5)	(132)	(47)	8	(39)
Increase (decrease) due to foreign exchange	904	44	948	(943)	(206)	(1,149)

Balance at end of year	$20,005	$1,148	$21,153	$16,360	$1,278	$17,638

Total Life Insurance & Retirement Services:
Balance at beginning of year(a)	$25,959	$2,147	$28,106	$22,563	$2,517	$25,080
Acquisition costs deferred	6,823	—	6,823	6,513	—	6,513
Amortization (charged) or credited to operating income:
Related to realized capital gains (losses)	81	17	98	44	2	46
Related to unlocking future assumptions	47	10	57	78	—	78
All other amortization	(3,601)	(266)	(3,867)	(3,163)	(289)	(3,452)
Related to change in unrealized gains (losses) on securities	617	29	646	857	120	977
Increase (decrease) due to foreign exchange	903	44	947	(933)	(203)	(1,136)

Balance at end of year	$30,829	$1,981	$32,810	$25,959	$2,147	$28,106

(a)	In 2006, sales inducement assets were reclassified to Other assets in the consolidated balance sheet. All periods have been adjusted to reflect this reclassification.

(b)	In 2006, all other amortization for Domestic Life Insurance & Retirement Services includes $136 million of negative amortization related to changes in estimates from conversion of actuarial systems, which is substantially offset by related adjustments in incurred policy losses and benefits in the consolidated statement of income.
    AIG’s variable annuity earnings will be affected by changes in market returns because separate account revenues, primarily composed of mortality and expense charges and asset management fees, are a function of asset values.
    DAC for both insurance-oriented and investment-oriented products as well as retirement services products is reviewed for recoverability, which involves estimating the future profitability of current business. This review also involves significant management judgment. If the actual emergence of future profitability were to be substantially lower than estimated, AIG’s results of operations could be significantly affected in future periods.
62       AIG 2006 Form 10-K

American International Group, Inc. and Subsidiaries

Financial Services Operations
AIG’s Financial Services subsidiaries engage in diversified activities including aircraft and equipment leasing, capital markets, consumer finance and insurance premium finance.
Financial Services Results
Financial Services results for 2006, 2005 and 2004 were as follows:

(in millions)	2006	2005	2004

Revenues(a):
Aircraft Leasing(b)	$4,143	$3,578	$3,136
Capital Markets(c)(d)	(186)	3,260	1,278
Consumer Finance(e)	3,819	3,613	2,978
Other	234	74	103

Total	$8,010	$10,525	$7,495

Operating income (loss)(a):
Aircraft Leasing	$639	$679	$642
Capital Markets(d)	(873)	2,661	662
Consumer Finance(f)	761	876	786
Other, including intercompany adjustments(g)	(3)	60	90

Total	$524	$4,276	$2,180

(a)	Includes the effect of hedging activities that did not qualify for hedge accounting treatment under FAS 133, including the related foreign exchange gains and losses. For 2006, 2005 and 2004, respectively, the effect was $(1.8) billion, $2.0 billion and $(122) million in both revenues and operating income for Capital Markets. These amounts result primarily from interest rate and foreign currency derivatives that are economically hedging available for sale securities and borrowings. For 2004, the effect was $(27) million in operating income for Aircraft Leasing. During 2006 and 2005, Aircraft Leasing derivative gains and losses were reported as part of AIG’s Other category, and were not reported in Aircraft Leasing operating income.

(b)	Revenues are primarily aircraft lease rentals from ILFC.

(c)	Revenues, shown net of interest expense of $3.2 billion, $3.0 billion and $2.3 billion, in 2006, 2005 and 2004, respectively, were primarily from hedged financial positions entered into in connection with counterparty transactions and the effect of hedging activities that did not qualify for hedge accounting treatment under FAS 133 described in (a) above.

(d)	Certain transactions entered into by AIGFP generate tax credits and benefits which are included in income taxes in the consolidated statement of income. The amounts of such tax credits and benefits for the years ended December 31, 2006, 2005 and 2004, respectively, are $50 million, $67 million and $107 million.

(e)	Revenues are primarily finance charges.

(f)	Includes catastrophe-related losses of $62 million recorded in the third quarter of 2005 resulting from hurricane Katrina, which were reduced by $35 million in 2006 due to the reevaluation of the remaining estimated losses.

(g)	Includes specific reserves recorded during 2006 in the amount of $42 million related to two commercial lending transactions.
    Financial Services operating income decreased in 2006 compared to 2005 and increased in 2005 compared to 2004, due primarily to the effect of hedging activities that did not qualify for hedge accounting under FAS 133. AIG is reinstituting hedge accounting in the first quarter of 2007 for AIGFP and later in 2007 for the balance of the Financial Services operations.
Aircraft Leasing
AIG’s Aircraft Leasing operations represent the operations of ILFC, which generates its revenues primarily from leasing new and used commercial jet aircraft to foreign and domestic airlines. Revenues also result from the remarketing of commercial jets for ILFC’s own account, and remarketing and fleet management services for airlines and financial institutions. ILFC finances its purchases of aircraft primarily through the issuance of a variety of debt instruments. The composite borrowing rates at December 31, 2006 and 2005 were 5.17 percent and 4.61 percent, respectively. The composite borrowing rates did not reflect the benefit of economically hedging ILFC’s floating rate and foreign currency denominated debt using interest rate and foreign currency derivatives. These derivatives are effective economic hedges; however, since hedge accounting under FAS 133 was not applied, the benefits of using derivatives to hedge these exposures were not reflected in ILFC’s borrowing rates.
    ILFC’s sources of revenue are principally from scheduled and charter airlines and companies associated with the airline industry. The airline industry is sensitive to changes in economic conditions and is cyclical and highly competitive. Airlines and related companies may be affected by political or economic instability, terrorist activities, changes in national policy, competitive pressures on certain air carriers, fuel prices and shortages, labor stoppages, insurance costs, recessions, world health issues and other political or economic events adversely affecting world or regional trading markets.
    ILFC is exposed to operating loss and liquidity strain through nonperformance of aircraft lessees, through owning aircraft which it would be unable to sell or re-lease at acceptable rates at lease expiration and, in part, through committing to purchase aircraft which it would be unable to lease.
    ILFC’s revenues and operating income may be adversely affected by the volatile competitive environment in which its customers operate. ILFC manages the risk of nonperformance by its lessees with security deposit requirements, repossession rights, overhaul requirements and close monitoring of industry conditions through its marketing force. However, there can be no assurance that ILFC would be able to successfully manage the risks relating to the effect of possible future deterioration in the airline industry. Approximately 90 percent of ILFC’s fleet is leased to non-U.S. carriers, and the fleet, comprised of the most efficient aircraft in the airline industry, continues to be in high demand from such carriers.
    ILFC typically contracts to re-lease aircraft before the end of the existing lease term. For aircraft returned before the end of the lease term, ILFC has generally been able to re-lease such aircraft within two to six months of its return. As a lessor, ILFC considers an aircraft “idle” or “off lease” when the aircraft is not subject to a signed lease agreement or signed letter of intent. ILFC had one aircraft off lease at December 31, 2006, and all new aircraft scheduled for delivery through 2007 have been leased.
    Management formally reviews regularly, and no less frequently than quarterly, issues affecting ILFC’s fleet, including events and circumstances that may cause impairment of aircraft values. Management evaluates aircraft in the fleet as necessary based on
Form 10-K 2006 AIG        63

American International Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

these events and circumstances in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS 144). ILFC has not recognized any impairment related to its fleet in 2006, 2005 and 2004. ILFC has been able to re-lease the aircraft without diminution in lease rates that would result in an impairment under FAS 144.
Aircraft Leasing Results
2006 and 2005 Comparison
ILFC’s operating income decreased in 2006 compared to 2005 by $40 million, or 6 percent. Rental revenues increased by $536 million or 16 percent, driven by a larger aircraft fleet, increased utilization and higher lease rates. During 2006, ILFC’s fleet subject to operating leases increased by 78 airplanes to a total of 824. The increase in rental revenues was offset in part by increases in depreciation expense and interest expense, charges related to bankrupt airlines, as well as the settlement of a tax dispute in Australia related to the restructuring of ownership of aircraft. Depreciation expense increased by $200 million, or 14 percent, in line with the increase in the size of the aircraft fleet. Interest expense increased by $317 million, or 28 percent, driven by rising cost of funds, a weaker U.S. dollar against the Euro and the British Pound and additional borrowings funding aircraft purchases. As noted above, ILFC’s interest expense did not reflect the benefit of hedging these exposures. Gains or losses on derivatives for ILFC are reported in AIG’s Other category.
2005 and 2004 Comparison
ILFC’s operating income increased in 2005 compared to 2004 by $37 million, or 6 percent. Rental revenues increased by $499 million, or 17 percent, driven by a larger aircraft fleet and increased utilization. During 2005, ILFC’s fleet subject to operating leases increased by 79 airplanes to a total of 746. The increase in rental revenues was offset in part by increases in depreciation expense, interest expense, leasing-related costs and other reserves. Depreciation expense increased by $111 million, or 9 percent, in line with the increase in the size of the aircraft fleet. Interest expense increased by $132 million, or 13 percent, driven by rising cost of funds and additional borrowings funding aircraft purchases.
Capital Markets
Capital Markets represents the operations of AIGFP, which engages as principal in a wide variety of financial transactions, including standard and customized financial products involving commodities, credit, currencies, energy, equities and rates. AIGFP also invests in a diversified portfolio of securities and principal investments and engages in borrowing activities involving issuing standard and structured notes and other securities, and entering into GIAs.
    As Capital Markets is a transaction-oriented operation, current and past revenues and operating results may not provide a basis for predicting future performance. AIG’s Capital Markets operations derive substantially all their revenues from hedged financial positions entered into in connection with counterparty transactions rather than from speculative transactions. AIGFP also participates as a dealer in a wide variety of financial derivatives transactions. AIGFP economically hedges the market risks arising from its transactions, although hedge accounting under FAS 133 was not being applied during 2006, 2005 and 2004 to any of the derivatives and related assets and liabilities. Accordingly, revenues and operating income were exposed to volatility resulting from differences in the timing of revenue recognition between the derivatives and the hedged assets and liabilities. Revenues and operating income of the Capital Markets operations and the percentage change in these amounts for any given period are also significantly affected by the number, size and profitability of transactions entered into by these subsidiaries during that period relative to those entered into during the prior period. Generally, the realization of transaction revenues as measured by the receipt of funds is not a significant reporting event as the gain or loss on AIGFP’s trading transactions is currently reflected in operating income as the fair values change from period to period.
    Derivative transactions are entered into in the ordinary course of AIGFP operations. Derivatives are recorded at fair value, determined by reference to the mark to market value of the derivative or their estimated fair value where market prices are not readily available. The resulting aggregate unrealized gains or losses from the derivatives are reflected in the consolidated income statement. Where AIGFP cannot verify significant model inputs to observable market data and cannot verify the model value to market transactions, AIGFP values the contract at the transaction price at inception and, consequently, records no initial gain or loss in accordance with Emerging Issues Task Force Issue No. 02-03, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities” (EITF 02-03). Such initial gain or loss is recognized over the life of the transaction. AIGFP periodically reevaluates its revenue recognition under EITF 02-03 based on the observability of market parameters. The mark to fair value of derivative transactions is reflected in the consolidated balance sheet in the captions “Unrealized gain on swaps, options and forward transactions” and “Unrealized loss on swaps, options and forward transactions.” Unrealized gains represent the present value of the aggregate of each net receivable, by counterparty, and the unrealized losses represent the present value of the aggregate of each net payable, by counterparty, as of December 31, 2006. These amounts will change from one period to the next due to changes in interest rates, currency rates, equity and commodity prices and other market variables, as well as cash movements, execution of new transactions and the maturing of existing transactions.
    Spread income on investments and borrowings is recorded on an accrual basis over the life of the transaction. Investments are classified as securities available for sale and are carried at fair value with the resulting unrealized gains or losses reflected in accumulated other comprehensive income. U.S. dollar denominated borrowings are carried at cost, while borrowings in any currency other than the U.S. dollar result in unrealized foreign
64       AIG 2006 Form 10-K

American International Group, Inc. and Subsidiaries

exchange gains or losses reported in income. AIGFP hedges the economic exposure on its investments and borrowings on a portfolio basis using derivatives and other financial instruments. While these hedges are highly effective economic hedges, they did not qualify for hedge accounting treatment under FAS 133 through 2006. The change in the fair value of the derivatives used to hedge these economic exposures is therefore included in Other income, while the offsetting change in fair value of the hedged investments and borrowings is not recognized in income. AIG is reinstituting hedge accounting in the first quarter of 2007 for AIGFP.
    To the extent the Financial Services subsidiaries, other than AIGFP, use derivatives to economically hedge their assets or liabilities with respect to their future cash flows, and such hedges did not qualify for hedge accounting treatment under FAS 133, the changes in fair value of such derivatives were recorded in realized capital gains (losses) or other income. Amounts recorded in realized capital gains (losses) are reported as part of AIG’s Other category.
Capital Markets Results
2006 and 2005 Comparison
Capital Markets operating income in 2006 decreased by $3.53 billion compared to 2005. Improved results, primarily from increased transaction flow in AIGFP’s credit, commodity index, energy and equity products, were more than offset by the loss resulting from the effect of derivatives not qualifying for hedge accounting treatment under FAS 133. This loss was $1.82 billion in 2006 compared to a gain of $2.01 billion in 2005, a decrease of $3.83 billion. A large part of the net loss on AIGFP’s derivatives recognized in 2006 was due to the weakening of the U.S. dollar, primarily against the British Pound and Euro, resulting in a decrease in the fair value of the foreign currency derivatives hedging AIGFP’s available for sale securities. The majority of the net gain on AIGFP’s derivatives in 2005 was due to the strengthening of the U.S. dollar, primarily against the British Pound and Euro, which increased the fair value of the foreign currency derivatives hedging available for sale securities. To a lesser extent, the net gain in 2005 was due to the decrease in long-term U.S. interest rates, which increased the fair value of derivatives hedging AIGFP’s assets and liabilities.
    Financial market conditions in 2006 were characterized by a general flattening of interest rate yield curves across fixed income markets globally, tightening of credit spreads, higher equity valuations and a weaker U.S. dollar.
    The most significant component of Capital Markets operating expenses is compensation, which was approximately $544 million, $481 million and $497 million in 2006, 2005 and 2004, respectively. The amount of compensation was not affected by gains and losses arising from derivatives not qualifying for hedge accounting treatment under FAS 133.
    AIG elected to early adopt FAS 155, “Accounting for Certain Hybrid Financial Instruments” (FAS 155), in 2006 and AIGFP elected to apply the fair value option to its structured notes and other financial liabilities containing embedded derivatives outstanding as of January 1, 2006. The cumulative effect of the adoption of FAS 155 on these instruments at January 1, 2006 was a pre-tax loss of $29 million. The effect of these hybrid financial instruments reflected in AIGFP’s operating income in 2006 was a pretax loss of $287 million, largely offset by gains on economic hedge positions also reflected in AIGFP’s operating income.
2005 and 2004 Comparison
Capital Markets operating income in 2005 increased by $2 billion compared to 2004, primarily due to a gain related to derivatives not qualifying for hedge accounting treatment of $2.01 billion in 2005 compared to a loss of $122 million in 2004. The majority of the net gain on AIGFP’s derivatives recognized in 2005 was due to the strengthening of the U.S. dollar against the Euro and British Pound, which resulted in an increase in the fair value of the foreign currency derivatives hedging available for sale securities. To a lesser extent, the net gain was also due to the fall in long-term U.S. interest rates, which resulted in an increase in the fair value of AIGFP’s interest rate derivatives hedging its assets and liabilities. The majority of the net loss on AIGFP’s derivatives recognized in 2004 was due to the weakening of the U.S. dollar against the Euro and British Pound, which resulted in a decrease in the fair value of the foreign currency derivatives hedging available for sale securities. This loss was partially offset by an increase in the fair value of its interest rate derivatives hedging its assets and liabilities as a result of the decrease in long-term U.S. interest rates.
    Financial market conditions in 2005 compared to 2004 were characterized by a general flattening of interest rate yield curves across fixed income markets globally, some tightening of credit spreads, higher equity valuations and a stronger U.S. dollar. AIGFP’s 2005 results were adversely affected by customer uncertainty surrounding the negative actions of the rating agencies and the investigations, as well as the negative effect on its structured notes business of AIG being unable to fully access the capital markets during 2005.
    Capital Markets operating income was also negatively affected in 2004 by the costs of the PNC settlement.
Consumer Finance
AIG’s consumer finance operations in North America are principally conducted through AGF. Effective January 2, 2007, AGF expanded its operations into the United Kingdom through the acquisition of Ocean Finance and Mortgages Limited, a finance broker for home owner loans in the United Kingdom. AGF derives a substantial portion of its revenues from finance charges assessed on outstanding real estate loans, secured and unsecured non-real estate loans and retail sales finance receivables. The real estate loans are comprised principally of first lien and some second lien mortgages on residential real estate generally having a maximum term of 360 months, and are considered non-conforming. The real estate loans may be closed-end accounts or open-end home equity lines of credit and may be fixed rate or adjustable rate products. AGF does not offer mortgage products
Form 10-K 2006 AIG        65

American International Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

with borrower payment options that allow for negative amortization of the principal balance. The secured non-real estate loans are secured by consumer goods, automobiles or other personal property. Both secured and unsecured non-real estate loans and retail sales finance receivables generally have a maximum term of 60 months. The core of AGF’s originations is sourced through its branches. However, a significant volume of real estate loans is also originated through broker relationships, and to lesser extents, through correspondent relationships and direct mail solicitations. In the first quarter of 2006, two wholly owned subsidiaries of AGF discontinued originating real estate loans through an arrangement with AIG Federal Savings Bank, a federally chartered thrift, and began originating such loans under their own state licenses.
    AIG’s foreign consumer finance operations are principally conducted through AIGCFG. AIGCFG operates primarily in emerging and developing markets. AIGCFG has operations in Argentina, China, Hong Kong, Mexico, Philippines, Poland, Taiwan and Thailand. Certain of the AIGCFG operations are owned in part or in whole by Life Insurance subsidiaries. Accordingly, the financial results of those companies are shared between Financial Services and Life Insurance & Retirement Services according to their ownership percentages. While products vary by market, the businesses generally provide credit cards, unsecured and secured non-real estate loans, term deposits, savings accounts, retail sales finance and real estate loans. AIGCFG originates finance receivables through its branches and direct solicitation. AIGCFG also originates finance receivables indirectly through relationships with retailers, auto dealers, and independent agents.
Consumer Finance Results
2006 and 2005 Comparison
Consumer Finance operating income decreased to $761 million, or 13 percent, in 2006 compared to 2005. Operating income from domestic consumer finance operations declined as a result of decreased originations and purchases of real estate loans and margin compression resulting from increased interest rates and flattened yield curves. The foreign operations operating income decreased primarily due to the credit deterioration in the Taiwan credit card market.
    Domestically, the U.S. housing market deteriorated throughout 2006 and ended the year fairly weak compared to recent years. As a result, the real estate loan portfolio decreased slightly during 2006 due to lower refinancing activity. This lower refinancing activity also caused a significant decrease in originations and whole loan sales in AGF’s mortgage banking operation, which resulted in a substantial reduction of revenue and operating income compared to the prior year. However, softening home prices (reducing the equity customers are able to extract from their homes when refinancing) and higher mortgage rates contributed to customers utilizing non-real estate loans, which increased 10 percent compared to 2005. Retail sales finance receivables also increased 23 percent due to increased marketing efforts and customer demand. Higher revenue resulting from portfolio growth was more than offset by higher interest expense. AGF’s short-term borrowing rates were 5.14 percent in 2006 compared to 3.58 percent in 2005. AGF’s long-term borrowing rates were 5.05 percent in 2006 compared to 4.41 percent in 2005. AGF’s net charge-off ratio improved to 0.95 percent in 2006 from 1.19 percent in 2005. The improvement in the net charge-off ratio in 2006 was primarily due to positive economic fundamentals. The U.S. economy continued to expand during the year, and the unemployment rate remained low, which improved the credit quality of AGF’s portfolio. AGF’s delinquency ratio remained relatively low, although it increased to 2.06 percent at December 31, 2006 from 1.93 percent at December 31, 2005. AGF reduced the hurricane Katrina portion of its allowance for finance receivable losses to $15 million at December 31, 2006 after the reevaluation of its remaining estimated losses. AGF’s allowance ratio was 2.01 percent at December 31, 2006 compared to 2.20 percent at December 31, 2005.
    Revenues from the foreign consumer finance operations increased by approximately 19 percent in 2006 compared to 2005. Loan growth, particularly in Poland and Argentina, was the primary driver behind the higher revenues. Higher revenues were more than offset, however, by AIGCFG’s $47 million share of the allowance for losses related to industry-wide credit deterioration in the Taiwan credit card market, increased cost of funds, and higher operating expenses in connection with expansion into new markets and distribution channels and new product promotions, resulting in lower operating income for 2006 compared to 2005.
2005 and 2004 Comparison
Revenues and operating income from the Consumer Finance operations improved in 2005, both domestically and internationally.
    Domestically, the relatively low interest rate environment contributed to a high level of mortgage refinancing activity. AGF’s real estate loans increased 21 percent during 2005 compared to 2004. AGF’s short-term borrowing rates rose to 3.58 percent in 2005 compared to 2.68 percent in 2004. AGF’s long-term borrowing rates were 4.41 percent in 2005 compared to 4.28 percent in 2004. Despite high energy costs, the U.S. economy continued to expand during 2005, improving consumer credit quality. Both AGF’s net charge-off ratio and delinquency ratio improved in 2005 compared to 2004. AGF’s net charge-off ratio improved to 1.19 percent in 2005 from 1.60 percent in 2004. The improvement in the net charge-off ratio in 2005 was primarily due to the improving economy and a higher proportion of average net receivables that were real estate loans. AGF’s delinquency ratio at December 31, 2005 was 1.93 percent compared to 2.31 percent at December 31, 2004. However, AGF incurred charges of approximately $62 million for the estimated effect of hurricane Katrina on customers in the Gulf Coast areas affected by the storm. At December 31, 2005, AGF’s allowance ratio was 2.20 percent compared to 2.26 percent at December 31, 2004.
    Foreign consumer finance operations performed well, as the operations in Poland and Argentina recorded improved growth in operating income. The Hong Kong businesses experienced improved loan and earnings growth in a strengthening economy.
66       AIG 2006 Form 10-K

American International Group, Inc. and Subsidiaries

Asset Management Operations
AIG’s Asset Management operations comprise a wide variety of investment-related services and investment products. Such services and products are offered to individuals and institutions both domestically and overseas, and are primarily comprised of Spread-Based Investment Businesses, Institutional Asset Management and Brokerage Services and Mutual Funds.
    The revenues and operating income for this segment are subject to variability because they are affected by the general conditions in the equity and credit markets. In addition, realized gains and performance fees are contingent upon various fund closings, maturity levels and market conditions.
Spread-Based Investment Business
In prior years, the sale of GICs to investors, both domestically and overseas, was AIG’s primary institutional Spread-Based Investment Business. During 2005, AIG launched its MIP and its asset management subsidiaries, primarily SunAmerica Life, ceased writing new GIC business. The GIC business will continue to run off for the foreseeable future while the MIP business is expected to grow.
Institutional Asset Management
AIG’s Institutional Asset Management business provides an array of investment products and services globally to institutional investors, AIG subsidiaries and affiliates and high net worth investors. These products and services include traditional equity and fixed income investment management and a full range of alternative asset classes. Delivery of AIG’s Institutional Asset Management products and services is accomplished via a global network of operating subsidiaries comprising AIGGIG. The primary operating entities within this group are AIG Global Investment Corp., AIG Global Real Estate Investment Corp. and AIG Private Bank. AIG Private Bank offers banking, trading and investment management services to private client and high net worth individuals and institutions globally.
    Within the alternative investment asset class, AIGGIG offers hedge and private equity fund-of-funds, direct investments and distressed debt investments. Within the structured fixed income and equity product asset class, AIGGIG offers various forms of structured and credit linked notes, various forms of collateralized debt obligations and other investment strategies aimed at achieving superior returns or capital preservation. In addition, Institutional Asset Management’s product offerings include various forms of principal protected and liability management structures.
Brokerage Services and Mutual Funds
AIG’s Brokerage Services and Mutual Funds business provides mutual fund and broker-dealer related services to retail investors, group trusts and corporate accounts through an independent network of financial advisors. The AIG Advisor Group, Inc., a subsidiary of AIG Retirement Services, Inc., is comprised of several broker-dealer entities that provide these services to clients primarily in the U.S. marketplace. SAAMCo manages, advises and/or administers retail mutual funds, as well as the underlying assets of variable annuities sold by AIG SunAmerica and VALIC to individuals and groups throughout the United States.
Other
Included in the Other category for Asset Management is income or loss from partnerships. Partnership assets consist of investments in a diversified portfolio of private equity funds, affordable housing partnerships and hedge fund investments.
Asset Management Results
Asset Management results for 2006, 2005 and 2004 were as follows:

(in millions)	2006	2005	2004

Revenues:
Spread-Based Investment Business	$3,554	$3,547	$3,192
Institutional Asset Management	1,670	1,195	1,049
Brokerage Services and Mutual Funds	293	257	249
Other	297	326	224

Total	$5,814	$5,325	$4,714

Operating income:
Spread-Based Investment Business(a)	$947	$1,185	$1,328
Institutional Asset Management(b)(c)	1,031	686	515
Brokerage Services and Mutual Funds	87	66	70
Other	281	316	212

Total	$2,346	$2,253	$2,125

(a)	Includes the effect of hedging activities that did not qualify for hedge accounting treatment under FAS 133, including the related foreign exchange gains and losses. For 2004, the effect was a gain of $313 million in operating income. During 2006 and 2005, these derivative gains and losses were reported as part of AIG’s Other category, and were not reported in Asset Management operating income.

(b)	Includes the full results of certain AIG managed private equity and real estate funds that are consolidated pursuant to FIN 46(R), “Consolidation of Variable Interest Entities”. Also includes $346 million, $261 million and $195 million for 2006, 2005 and 2004, respectively, of third-party limited partner earnings offset in minority interest expense on the consolidated statement of income which is not a component of operating income.

(c)	Includes the full results of certain AIG managed partnerships that are consolidated effective January 1, 2006 pursuant to EITF 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights”. For 2006, operating income includes $252 million of third-party limited partner earnings offset in minority interest expense which is not a component of operating income.
Form 10-K 2006 AIG        67

American International Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

2006 and 2005 Comparison
Asset Management operating income increased 4 percent in 2006 compared to 2005 on revenues that increased 9 percent.
    Operating income related to the Spread-Based Investment Business declined 20 percent in 2006 compared to 2005 due primarily to the continued runoff of GIC balances and spread compression related to increases in short-term interest rates. A significant portion of the remaining GIC portfolio consists of floating rate obligations. AIG has entered into hedges to manage against increases in short-term interest rates. AIG believes these hedges are economically effective, but they did not qualify for hedge accounting treatment under FAS 133. Income or loss from these hedges are classified as realized capital gains or losses and are included in AIG’s Other category. The decline in operating income was partially offset by improved partnership income, particularly during the fourth quarter of 2006. Partnership income is primarily derived from alternative investments and is affected by performance in the equity markets. Thus, revenues, operating income and cash flow attributable to GICs will vary among reporting periods. Commencing with transactions initiated in the first quarter of 2007, AIG is reinstituting hedge accounting for derivative transactions related to the MIP.
    During 2005, the MIP replaced the GIC program as AIG’s principal spread-based investment activity. While the MIP showed strong growth in operating income, AIG does not expect that the income growth in the MIP will offset the runoff in the GIC portfolio for the foreseeable future, because the asset mix under the MIP does not include the alternative investments utilized in the GIC program.
    The MIP was initially launched in the Euromarkets in September 2005 through AIG’s $10 billion Euro medium term note program. Through December 31, 2006, AIG has issued the equivalent of $5.3 billion for the MIP in the Euromarkets and the U.S. public and private markets.
    Operating income related to Institutional Asset Management increased 50 percent in 2006 to $1.0 billion compared to 2005, primarily due to an increase of $337 million in gains on certain VIEs and partnerships. These gains are offset in minority interest expense, which is not a component of operating income. AIG’s unaffiliated client assets under management, including both retail mutual funds and institutional accounts, increased 21 percent from year-end 2005 to $75 billion, resulting in higher management fee income. Increased realized capital gains on real estate investments from 2005 also contributed to the increase in operating income. The growth in Institutional Asset Management revenues and operating income were driven by contributions from all asset classes globally. Partially offsetting this growth were lower performance-based fees on private equity investments, and higher expenses related to the planned expansion of marketing and distribution capabilities, combined with technology and operational infrastructure-related enhancements.
2005 and 2004 Comparison
Asset Management operating income increased in 2005 compared to 2004 as a result of growth in institutional assets under management, and the associated fee revenue, along with strong realized gains on sales of real estate investments and performance fees earned on various private equity investments. The increase in operating income was achieved despite the runoff of the existing GIC portfolio and the delay in the MIP. The decline in GIC operating income compared to 2004 reflects tighter spreads in the GIC portfolio, partially offset by improved partnership returns. Spread compression occurred as the base portfolio yield declined due to an increase in the cost of funds in the short-term floating rate portion of the GIC portfolio, only partially offset by increased investment income from the floating rate assets backing the portfolio.
Other Operations
The operating loss of AIG’s Other category for the years ended December 31, 2006, 2005 and 2004 was as follows:

(in millions)	2006	2005	2004

Other Operating Income (Loss):
Equity earnings in unconsolidated entities	$193	$(124)	$157
Interest expense	(859)	(541)	(435)
Unallocated corporate expenses	(555)	(413)	(316)
Compensation expense — SICO Plans	(108)	(205)	(62)
Compensation expense — Starr tender offer	(54)	—	—
Realized capital gains (losses)	(295)	505	94
Regulatory settlement costs	—	(1,644)	—
Other miscellaneous, net	(23)	(113)	—

Total Other	$(1,701)	$(2,535)	$(562)

2006 and 2005 Comparison
Operating loss for AIG’s Other category declined to $1.7 billion in 2006 compared to $2.5 billion in 2005, largely due to regulatory settlement costs of $1.6 billion in 2005 as described under Item 3. Legal Proceedings. Interest expense grew in 2006 as a result of increased borrowings by the parent holding company. Unallocated corporate expenses increased $142 million due to increases in general corporate expenses primarily resulting from ongoing efforts to improve internal controls, higher stock compensation expenses and expenses relating to executive departures in 2005 and 2006. AIG expects these compensation expenses to continue to increase as these improvement efforts progress. Operating income in 2006 also includes realized capital losses of $295 million, primarily reflecting the effect of hedging activities in the Financial Services and Asset Management segments that did not qualify for hedge accounting treatment under FAS 133. Also reflected in Other operating loss in 2006 is an out of period charge of $61 million with respect to the SICO Plans and a one-time charge related to the Starr tender offer of $54 million. For a further discussion of these items, see Note 16 of Notes to Consolidated Financial Statements. These declines were partially
68       AIG 2006 Form 10-K

American International Group, Inc. and Subsidiaries

offset by increased equity earnings in certain unconsolidated subsidiaries.
2005 and 2004 Comparison
AIG’s Other operating loss was $2.5 billion in 2005 compared to $562 million in 2004, reflecting the $1.6 billion of regulatory settlement costs in 2005. In addition, AIG’s equity in certain partially owned subsidiaries includes $312 million and $96 million in catastrophe losses in 2005 and 2004, respectively.
Capital Resources and Liquidity
At December 31, 2006, AIG had total consolidated shareholders’ equity of $101.68 billion and total consolidated borrowings of $148.68 billion. At that date, $131.55 billion of such borrowings were not guaranteed by AIG, were matched borrowings by AIG or AIGFP, or represented liabilities connected to trust preferred stock.
    In 2007, AIG expects to issue capital securities in one or more series. The proceeds will be used to repurchase shares of common stock or to otherwise improve the efficiency of AIG’s capital structure.
Borrowings
At December 31, 2006, AIG’s net borrowings were $17.13 billion after reflecting amounts that were matched borrowings by AIG and AIGFP, amounts not guaranteed by AIG and liabilities connected to trust preferred stock. The following table summarizes borrowings outstanding at December 31, 2006 and 2005:

(in millions)	2006	2005

AIG’s net borrowings	$17,126	$10,425
Liabilities connected to trust preferred stock	1,440	1,391
AIG MIP matched notes and bonds payable	5,468	—
Series AIGFP matched notes and bonds payable	72	—
AIGFP
GIAs	20,664	20,811
Matched notes and bonds payable	35,776	24,950
Hybrid financial instrument liabilities*	8,856	—
Borrowings not guaranteed by AIG	59,277	52,272

Total	$148,679	$109,849

*	Represents structured notes issued by AIGFP that are accounted for using the fair value option.
Borrowings issued or guaranteed by AIG and those borrowings not guaranteed by AIG at December 31, 2006 and 2005 were as follows:

(in millions)	2006	2005

AIG borrowings:
Notes and bonds payable	$8,915	$4,607
Loans and mortgages payable	841	814
AIG MIP matched notes and bonds payable	5,468	—
Series AIGFP matched notes and bonds payable	72	—

Total AIG Borrowing	15,296	5,421

Borrowings guaranteed by AIG:
AIGFP
GIAs	20,664	20,811
Notes and bonds payable	37,528	26,463
Hybrid financial instrument liabilities(a)	8,856	—

Total	67,048	47,274

AIG Funding, Inc. commercial paper	4,821	2,694

AGC Notes and bonds payable	797	797

Liabilities connected to trust preferred stock	1,440	1,391

Total borrowings issued or guaranteed by AIG	89,402	57,577

Borrowings not guaranteed by AIG:
ILFC
Commercial paper	2,747	2,615
Notes and bonds payable(b)	26,591	23,715

Total	29,338	26,330

AGF
Commercial paper	4,328	3,423
Notes and bonds payable	19,595	18,719

Total	23,923	22,142

AIGCFG
Commercial paper	227	476
Loans and mortgages payable	1,453	1,047

Total	1,680	1,523

AIG Finance Taiwan Limited commercial paper	26	—

Other Subsidiaries	1,065	927

Variable Interest Entity debt:
A.I. Credit	880	—
AIGGIG	55	140
AIG Global Real Estate Investment	2,052	977
AIG SunAmerica	203	233
ALICO	55	—

Total	3,245	1,350

Total borrowings not guaranteed by AIG	59,277	52,272

Total Debt	$148,679	$109,849

(a)	Represents structured notes issued by AIGFP that are accounted for using the fair value option.

(b)	Includes borrowings under Export Credit Facility of $2.7 billion and $2.6 billion, at December 31, 2006 and 2005, respectively.
Form 10-K 2006 AIG        69

American International Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

The debt activity, excluding commercial paper of $12.15 billion and VIE debt of $3.25 billion, for the year ended December 31, 2006 was as follows:

	Balance at		Maturities	Effect of		Balance at
	December 31,		and	Foreign	Other	December 31,
(in millions)	2005	Issuances	Repayments	Exchange	Changes	2006

AIG
Notes and bonds payable	$4,607	$5,262	$(1,096)	$142	$—	$8,915
Loans and mortgages payable	814	1,348	(1,325)	3	1	841
AIG MIP matched notes and bonds payable	—	5,371	—	98	(1)	5,468
Series AIGFP matched notes and bonds payable	—	72	—	—	—	72

AIGFP
GIAs	20,811	12,265	(12,432)	20	—	20,664
Notes and bonds payable and hybrid financial instrument liabilities	26,463	32,115	(12,532)	299	39	46,384

AGC notes and bonds payable	797	—	—	—	—	797
Liabilities connected to trust preferred stock	1,391	—	—	—	49	1,440
ILFC notes and bonds payable	23,715	6,406	(3,843)	535	(222)	26,591
AGF notes and bonds payable	18,719	3,620	(3,065)	296	25	19,595
AIGCFG loans and mortgages payable	1,047	3,067	(2,711)	58	(8)	1,453
Other subsidiaries	927	344	(350)	4	140	1,065

Total	$99,291	$69,870	$(37,354)	$1,455	$23	$133,285

AIG (Parent Company)
AIG intends to continue its customary practice of issuing debt securities from time to time to meet its financing needs and those of certain of its subsidiaries for general corporate purposes, as well as for the MIP. In July 2006, AIG filed and had declared effective a post-effective amendment to its universal shelf registration statement to sell up to $25.1 billion of debt securities, preferred and common stock and other securities.
    In October 2006, AIG established a medium term note program under its shelf registration statement providing for the issuance of up to $25.1 billion of AIG debt securities. The proceeds from the issuance of these debt securities may be used (i) by AIG for general corporate purposes, (ii) by AIGFP as it would use the proceeds from its own borrowings as discussed below or (iii) to fund the MIP. As of December 31, 2006, $1.8 billion principal amount of notes were outstanding under the medium term note program, of which (i) $749 million was used for AIG’s general corporate purposes, (ii) $72 million was used by AIGFP and (iii) $1.0 billion was used to fund the MIP. The maturity dates of these notes range from 2011 to 2046. To the extent deemed appropriate, AIG may enter into swap transactions to manage its effective borrowing with respect to these notes.
    AIG also maintains a Euro medium term note program under which an aggregate nominal amount of up to $10.0 billion of notes may be outstanding at any one time. The program provides that additional notes may be issued to replace matured or redeemed notes. As of December 31, 2006, the equivalent of $5.7 billion of notes were outstanding under the program, of which $3.7 billion were used to fund the MIP and the remainder was used for AIG’s general corporate purposes. The aggregate amount outstanding includes $249 million resulting from foreign exchange translation into U.S. dollars, of which $151 million relates to notes issued by AIG for general corporate purposes and $98 million relates to notes issued to fund the MIP. AIG has hedged the currency exposure arising from foreign currency denominated notes by effectively economically hedging that exposure, although such hedges did not qualify for hedge accounting treatment under FAS 133. In 2007, through February 15, AIG issued the equivalent of $194 million under the Euro program to fund the MIP.
    In 2006, AIG issued in Rule 144A/Regulation S offerings $3 billion principal amount of senior notes, of which $1.0 billion was exchanged by AIG for substantially identical notes that are registered under the Securities Act. The proceeds from the sale of $2.25 billion of these notes were used for AIG’s general corporate purposes and $750 million was used to fund the MIP. In 2007, through February 15, AIG issued in Rule 144A offerings an aggregate of $750 million principal amount of senior notes, of which $500 million was used to fund the MIP and $250 million was used for AIG’s general corporate purposes.
    In November 2006, AIG filed a shelf registration statement in Japan, providing for the issuance of up to Japanese Yen 300 billion principal amount of senior notes. In December 2006, AIG issued the equivalent of $429 million under the Japanese shelf registration statement, the proceeds of which were used for AIG’s general corporate purposes.
    In November 2006, AIG established an Australian dollar debt program under which senior notes with an aggregate amount of up to 5 billion Australian dollars may be outstanding at any one time. The program provides that additional notes may be issued to replace matured or redeemed notes. Although as of December 31, 2006 there were no outstanding notes under the Australian program, AIG intends to use the program opportunistically to fund the MIP or for AIG’s general corporate purposes.
    In March 2006, AIG borrowed a total of $1.3 billion on an unsecured basis pursuant to loan agreements with third-party banks, of which $700 million remained outstanding on Decem-
70       AIG 2006 Form 10-K

American International Group, Inc. and Subsidiaries

ber 31, 2006; $500 million was repaid in February 2007, and the balance matures in March 2007.
AIGFP
AIGFP uses the proceeds from the issuance of notes and bonds and GIA borrowings to invest in a diversified portfolio of securities and derivative transactions. The borrowings may also be temporarily invested in securities purchased under agreements to resell. AIGFP’s notes and bonds include structured debt instruments whose payment terms are linked to one or more financial or other indices (such as an equity index or commodity index or another measure that is not considered to be clearly and closely related to the debt instrument). These notes contain embedded derivatives that otherwise would be required to be accounted for separately under FAS 133. Upon AIG’s early adoption of FAS 155, AIGFP elected the fair value option for these notes. The notes that are accounted for using the fair value option are reported separately under hybrid financial instrument liabilities. AIG guarantees the obligations of AIGFP under AIGFP’s notes and bonds and GIA borrowings. See Operating Review — Financial Services Operations, Liquidity and Derivatives herein.
    In June 2006, AIGFP sold an aggregate of $2.0 billion principal amount of senior, floating rate notes in Rule 144A offerings, of which $1.0 billion matures in 2007 and $1.0 billion matures in 2008. AIGFP also has a Euro medium term note program under which an aggregate nominal amount of up to $10.0 billion of notes may be outstanding at any one time. The program provides that additional notes may be issued to replace matured or redeemed notes. As of December 31, 2006, $5.66 billion of notes were outstanding under the program, including $575 million resulting from foreign exchange translation into U.S. dollars. AIGFP’s Rule 144A Notes and the notes issued under this program are guaranteed by AIG and are included in AIGFP’s Notes and Bonds Payable in the preceding table of borrowings.
AIG Funding
AIG Funding, Inc. (AIG Funding), issues commercial paper that is guaranteed by AIG in order to help fulfill the short-term cash requirements of AIG and its subsidiaries. The issuance of AIG Funding’s commercial paper, including the guarantee by AIG, is subject to the approval of AIG’s Board of Directors or the Finance Committee of the Board if it exceeds certain pre-approved limits.
    As backup for the commercial paper program and for other general corporate purposes, AIG and AIG Funding maintain revolving credit facilities, which, as of December 31, 2006, had an aggregate of $5.8 billion available to be drawn and which are summarized below under Revolving Credit Facilities.
ILFC
ILFC fulfills its short-term cash requirements through operating cash flows and the issuance of commercial paper. The issuance of commercial paper is subject to the approval of ILFC’s Board of Directors and is not guaranteed by AIG. ILFC maintains syndicated revolving credit facilities which, as of December 31, 2006, aggregated $6.5 billion and which are summarized below under Revolving Credit Facilities. These facilities are used as back up for ILFC’s maturing debt and other obligations.
    As a well-known seasoned issuer, ILFC has filed an automatic shelf registration statement with the SEC allowing ILFC immediate access to the U.S. public debt markets. For 2006, $1.90 billion of debt securities were issued under this registration statement and $3.52 billion were issued under a prior registration statement. In addition, ILFC has a Euro medium term note program for $7.0 billion, under which $4.28 billion in notes were sold through December 31, 2006. Notes issued under the Euro medium term note program are included in ILFC Notes and bonds payable in the preceding table of borrowings. The foreign exchange adjustment for the foreign currency denominated debt was $733 million at December 31, 2006 and $197 million at December 31, 2005. ILFC has substantially eliminated the currency exposure arising from foreign currency denominated notes by economically hedging the portion of the note exposure not already offset by Euro-denominated operating lease payments, although such hedges did not qualify for hedge accounting treatment under FAS 133.
    ILFC had a $4.3 billion Export Credit Facility for use in connection with the purchase of approximately 75 aircraft delivered through 2001. This facility was guaranteed by various European Export Credit Agencies. The interest rate varies from 5.75 percent to 5.90 percent on these amortizing ten-year borrowings depending on the delivery date of the aircraft. At December 31, 2006, ILFC had $1.0 billion outstanding under this facility. The debt is collateralized by a pledge of the shares of a subsidiary of ILFC, which holds title to the aircraft financed under the facility.
    In May 2004, ILFC entered into a similarly structured Export Credit Facility for up to a maximum of $2.64 billion for Airbus aircraft to be delivered through May 31, 2005. The facility was subsequently increased to $3.64 billion and extended to include aircraft to be delivered through May 31, 2007. The facility becomes available as the various European Export Credit Agencies provide their guarantees for aircraft based on a six-month forward-looking calendar, and the interest rate is determined through a bid process. At December 31, 2006, ILFC had $1.7 billion outstanding under this facility. Borrowings with respect to these facilities are included in ILFC’s Notes and bonds payable in the preceding table of borrowings.
    From time to time, ILFC enters into funded financing agreements. As of December 31, 2006, ILFC had a total of $1.2 billion outstanding, which has varying maturities through February 2012. The interest rates are LIBOR-based, with spreads ranging from 0.30 percent to 1.625 percent.
    In December of 2005, ILFC issued two tranches of junior subordinated debt totaling $1.0 billion to underlie trust preferred securities issued by a trust sponsored by ILFC. Both tranches mature on December 21, 2065, but each tranche has a different call option. The $600 million tranche has a call date of December 21, 2010 and the $400 million tranche has a call date of December 21, 2015. The tranche with the 2010 call date has a fixed interest rate of 5.90 percent for the first five years. The tranche with the 2015 call date has a fixed interest rate of 6.25 percent for the first ten years.
Form 10-K 2006 AIG        71

American International Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

    Both tranches have interest rate adjustments if the call option is not exercised. If the call option is not exercised, the new interest rate will be a floating quarterly reset rate based on the initial credit spread plus the highest of (i) 3-month LIBOR, (ii) 10-year constant maturity treasury and (iii) 30-year constant maturity treasury.
    The proceeds of ILFC’s debt financing are primarily used to purchase flight equipment, including progress payments during the construction phase. The primary sources for the repayment of this debt and the interest expense thereon are the cash flow from operations, proceeds from the sale of flight equipment and the rollover and refinancing of the prior debt. AIG does not guarantee the debt obligations of ILFC. See also Operating Review — Financial Services Operations and Liquidity herein.
AGF
AGF fulfills its short-term cash requirements through the issuance of commercial paper. The issuance of commercial paper is subject to the approval of AGF’s Board of Directors and is not guaranteed by AIG. AGF maintains committed syndicated revolving credit facilities which, as of December 31, 2006, aggregated to $4.25 billion and which are summarized below under Revolving Credit Facilities. The facilities can be used for general corporate purposes and to provide backup for AGF’s commercial paper programs.
    AGF issued $3.62 billion during 2006 and $5.51 billion during 2005 of notes and bonds ranging in maturities from two to 25 years. As of December 31, 2006, notes and bonds aggregating $19.59 billion were outstanding with maturity dates ranging from 2007 to 2031 at interest rates ranging from 1.94 percent to 8.45 percent. To the extent deemed appropriate, AGF may enter into swap transactions to manage its effective borrowing with respect to these notes and bonds. As a well-known seasoned issuer, AGF has filed an automatic shelf registration statement with the SEC allowing AGF immediate access to the U.S. public debt markets. At December 31, 2006, AGF had the corporate authority to issue up to $13.4 billion of debt securities under its shelf registration statements.
    In January 2007, AGF issued junior subordinated debentures in an aggregate principal amount of $350 million that mature in January 2067. The debentures underlie a series of trust preferred securities sold by a trust sponsored by AGF in a Rule 144A/Regulation S offering. AGF can redeem the debentures at par beginning in January 2017 and until that time will pay a fixed rate of interest. If AGF does not redeem the debentures in January 2017, the interest rate changes to a floating rate, which will reset based on 3-month LIBOR.
    AGF’s funding sources include a medium term note program, private placement debt, retail note issuances, securitizations of finance receivables that AGF accounts for as on-balance-sheet secured financings and bank financings. In addition, AGF has become an established issuer of long-term debt in the international capital markets.
    In addition to debt refinancing activities, proceeds from the collection of finance receivables may be used to pay the principal and interest on AGF’s debt. AIG does not guarantee any of the debt obligations of AGF. See also Operating Review — Financial Services Operations and Liquidity herein.
AIGCFG
AIGCFG has a variety of funding mechanisms for its various markets, including: retail and wholesale deposits; short-term and long-term bank loans and intercompany subordinated debt. AIG Credit Card Company (Taiwan), a consumer finance business in Taiwan, has issued commercial paper for the funding of its own operations. AIG does not guarantee any borrowings for AIGCFG businesses, including this commercial paper.
72       AIG 2006 Form 10-K

American International Group, Inc. and Subsidiaries

Revolving Credit Facilities
AIG, ILFC and AGF maintain the following committed, unsecured revolving credit facilities in order to support their respective commercial paper programs and for general corporate purposes. AIG, ILFC and AGF expect to replace or extend these credit facilities on or prior to their expiration. Some of the facilities, as noted below, contain a “term-out option” allowing for the conversion by the borrower of any outstanding loans at expiration into one-year term loans.

			Available
			Amount
					One-Year
(in millions)			December 31,		Term-Out
Facility	Size	Borrower(s)	2006	Expiration	Option

AIG:
364-Day Syndicated Facility	$1,625	AIG AIG Funding(a) AIG Capital Corporation(a)	$1,625	July 2007	Yes
5-Year Syndicated Facility	1,625	AIG AIG Funding(a) AIG Capital Corporation(a)	1,625	July 2011	No
364-Day Bilateral Facility	3,200	AIG(b) AIG Funding	505	November 2007	Yes
364-Day Intercompany Facility(c)	2,000	AIG	2,000	October 2007	Yes

Total AIG	$8,450		$5,755

ILFC:
5-Year Syndicated Facility	$2,500	ILFC	$2,500	October 2011	No
5-Year Syndicated Facility	2,000	ILFC	2,000	October 2010	No
5-Year Syndicated Facility	2,000	ILFC	2,000	October 2009	No

Total ILFC	$6,500		$6,500

AGF:
364-Day Syndicated Facility	$2,125	American General Finance Corporation American General Finance, Inc. (d)	$2,125	July 2007	Yes
5-Year Syndicated Facility	2,125	American General Finance Corporation	2,125	July 2010	No

Total AGF	$4,250		$4,250

(a)	Guaranteed by AIG.

(b)	This facility can be drawn in the form of loans or letters of credit. All drawn amounts shown above are in the form of letters of credit.

(c)	Subsidiaries of AIG are the lenders on this facility.

(d)	American General Finance, Inc. is an eligible borrower for up to $400 million only.
Credit Ratings
The cost and availability of unsecured financing for AIG and its subsidiaries are generally dependent on their short-term and long-term debt ratings. The following table presents the credit ratings of AIG and certain of its subsidiaries as of February 28, 2007. In parentheses, following the initial occurrence in the table of each rating, is an indication of that rating’s relative rank within the agency’s rating categories. That ranking refers only to the generic or major rating category and not to the modifiers appended to the rating by the rating agencies to denote relative position within such generic or major category.

	Short-term Debt			Senior Long-term Debt

	Moody’s	S&P	Fitch	Moody’s(a)	S&P(b)	Fitch(c)

AIG	P-1 (1st of 3)	A-1+ (1st of 6)	F1+ (1st of 5)	Aa2 (2nd of 9)	AA (2nd of 8)	AA (2nd of 9)
AIG Financial Products Corp.(d)	P-1	A-1+	—	Aa2	AA	—
AIG Funding, Inc.(d)	P-1	A-1+	F1+	—	—	—
ILFC	P-1	A-1+	F1 (1st of 5)	A1 (3rd of 9)	AA-(e) (2nd of 8)	A+ (3rd of 9)
American General Finance Corporation	P-1	A-1 (1st of 6)	F1	A1	A+ (3rd of 8)	A+
American General Finance, Inc.	P-1	A-1	F1	—	—	A+

(a)	Moody’s Investors Service (Moody’s). Moody’s appends numerical modifiers 1, 2 and 3 to the generic rating categories to show relative position within rating categories.

(b)	Standard & Poor’s, a division of the McGraw-Hill Companies (S&P). S&P ratings may be modified by the addition of a plus or minus sign to show relative standing within the major rating categories.

(c)	Fitch Ratings (Fitch). Fitch ratings may be modified by the addition of a plus or minus sign to show relative standing within the major rating categories.

(d)	AIG guarantees all obligations of AIG Financial Products Corp. and AIG Funding, Inc.

(e)	Negative rating outlook. A negative outlook by S&P indicates that a rating may be lowered, but is not necessarily a precursor of a ratings change. The outlook on all other credit ratings in the table is stable.
Form 10-K 2006 AIG        73

American International Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

    These credit ratings are current opinions of the rating agencies. As such, they may be changed, suspended or withdrawn at any time by the rating agencies as a result of changes in, or unavailability of, information or based on other circumstances. Ratings may also be withdrawn at AIG management’s request. This discussion of ratings is not a complete list of ratings of AIG and its subsidiaries. See Item 1A. Risk Factors for more information regarding the credit ratings of AIG and its subsidiaries and certain risks related thereto.
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
    AIG believes that any of its own or its subsidiaries’ contractual obligations that are subject to “ratings triggers” or financial covenants relating to “ratings triggers” would not have a material adverse effect on its financial condition or liquidity. Ratings downgrades could also trigger the application of termination provisions in certain of AIG’s contracts, principally agreements entered into by AIGFP and assumed reinsurance contracts entered into by Transatlantic.
    It is estimated that, as of the close of business on February 15, 2007, based on AIGFP’s outstanding municipal GIAs and financial derivatives transactions as of such date, a downgrade of AIG’s long-term senior debt ratings to ‘Aa3’ by Moody’s or ‘AA-’ by S&P would permit counterparties to call for approximately $864 million of collateral. Further, additional downgrades could result in requirements for substantial additional collateral, which could have a material effect on how AIGFP manages its liquidity. The actual amount of additional collateral that AIGFP would be required to post to counterparties in the event of such downgrades depends on market conditions, the fair value of the outstanding affected transactions and other factors prevailing at the time of the downgrade. Additional obligations to post collateral would increase the demand on AIGFP’s liquidity.
74       AIG 2006 Form 10-K

American International Group, Inc. and Subsidiaries

Contractual Obligations and Other Commercial Commitments
The maturity schedule of contractual obligations of AIG and its consolidated subsidiaries at December 31, 2006 was as follows:

		Payments due by Period

	Total	Less Than	1-3	3+-5	Over
(in millions)	Payments	One Year	Years	Years	Five Years

Borrowings(a)	$133,285	$34,670	$29,949	$30,483	$38,183
Interest payments on borrowings	44,090	4,960	8,130	5,445	25,555
Loss reserves(b)	79,999	22,000	24,399	11,600	22,000
Insurance and investment contract liabilities (c)	577,730	16,023	27,728	39,376	494,603
GIC liabilities(d)	56,042	19,399	23,209	3,889	9,545
Aircraft purchase commitments	19,042	5,442	7,079	2,155	4,366
Operating leases	2,763	626	802	581	754

Total	$912,951	$103,120	$121,296	$93,529	$595,006

(a)	Excludes commercial paper and obligations included as debt pursuant to FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46R), and includes hybrid financial instrument liabilities recorded at fair value. See also Note 9 of Notes to Consolidated Financial Statements.

(b)	Represents future loss and loss adjustment expense payments estimated based on historical loss development payment patterns.

(c)	Insurance and investment contract liabilities include various investment-type products with contractually scheduled maturities, including periodic payments of a term certain nature. Insurance and investment contract liabilities also include benefit and claim liabilities, of which a significant portion represents policies and contracts that do not have stated contractual maturity dates and may not result in any future payment obligations. For these policies and contracts (i) AIG is currently not making payments until the occurrence of an insurable event, such as death or disability, (ii) payments are conditional on survivorship, or (iii) the occurrence of a payment due to a surrender or other non-scheduled event out of AIG’s control. AIG has made significant assumptions to determine the estimated undiscounted cash flows of these contractual policy benefits which include mortality, morbidity, future lapse rates, expenses, investment returns and interest crediting rates, offset by expected future deposits and premium on in-force policies. Due to the significance of the assumptions used, the amounts presented could be materially different from actual required payments. The amounts presented in this table are undiscounted and therefore exceed the future policy benefits and policyholder contract deposits included in the balance sheet.

(d)	Represents guaranteed maturities under GICs.
The maturity schedule of other commercial commitments of AIG and its consolidated subsidiaries at December 31, 2006 was as follows:

		Amount of Commitment Expiration

	Total Amounts	Less Than	1-3	3+-5	Over
	Committed	One Year	Years	Years	Five Years

Letters of credit:
Life Insurance & Retirement Services	$185	$21	$28	$—	$136
Parent Company(a)	641	522	1	118	—
DBG	198	198	—	—	—
Standby letters of credit:
Capital Markets	1,739	1,427	104	40	168
Guarantees:
Life Insurance & Retirement Services(b)	2,100	113	423	7	1,557
Aircraft Leasing	161	—	52	—	109
Asset Management	246	23	53	—	170
Other commercial commitments(c):
Capital Markets(d)	15,946	5,127	2,313	2,640	5,866
Aircraft Leasing(e)	344	—	—	—	344
Life Insurance & Retirement Services(f)	4,896	1,119	1,730	1,177	870
Asset Management(g)	1,310	896	255	91	68
Life Settlement	203	—	203	—	—
DBG(h)	1,588	690	603	295	—
Parent Company	193	56	137	—	—

Total	$29,750	$10,192	$5,902	$4,368	$9,288

(a)	Represents reimbursement obligations under letters of credit issued by commercial banks.

(b)	Primarily AIG SunAmerica construction guarantees connected to affordable housing investments.

(c)	Excludes commitments with respect to pension plans. The annual pension contribution for 2007 is expected to be approximately $95 million for U.S. and non-U.S. plans. See also Note 15 of Notes to Consolidated Financial Statements.

(d)	Primarily liquidity facilities provided in connection with certain municipal swap transactions and collateralized bond obligations.

(e)	Primarily in connection with options to acquire aircraft.

(f)	Primarily AIG SunAmerica commitments to invest in partnerships.

(g)	Includes commitments to invest in limited partnerships, private equity and hedge funds and real estate.

(h)	Primarily commitments to invest in limited partnerships.
Form 10-K 2006 AIG        75

American International Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

Special Purpose Vehicles and Off Balance Sheet Arrangements
AIG transacts with special purpose vehicles (SPVs) in the ordinary course of business. Many of these SPVs are included in the consolidated financial statements but some are off balance sheet.
    AIG has guidelines with respect to the formation of and investment in SPVs and off balance sheet arrangements. In addition, AIG has expanded the responsibility of its Complex Structured Financial Transaction Committee (CSFT) to include the review of any transaction that could subject AIG to heightened legal, reputational, regulatory, accounting or other risk. See Item 9A. Controls and Procedures — Management’s Report on Internal Control Over Financial Reporting for a further discussion of the CSFT.
    For additional information related to AIG’s activities with respect to VIEs and certain guarantees, see Notes 1 and 18 of Notes to Consolidated Financial Statements.
Shareholders’ Equity
AIG’s consolidated shareholders’ equity increased during 2006 and 2005 as follows:

(in millions)	2006	2005

Beginning of year	$86,317	$79,673
Net income	14,048	10,477
Unrealized appreciation (depreciation) of investments, net of tax	1,735	(1,978)
Cumulative translation adjustment, net of tax	936	(540)
Dividends to shareholders	(1,690)	(1,615)
Other*	331	300

End of year	$101,677	$86,317

*	Reflects the effects of employee stock transactions and in 2006 also reflects the cumulative effect of accounting changes, including the adoption of FAS 158. See Note 1(hh) of Notes to Consolidated Financial Statements.
    AIG has in the past reinvested most of its unrestricted earnings in its operations and believes such continued reinvestment in the future will be adequate to meet any foreseeable capital needs. However, AIG may choose from time to time to raise additional funds through the issuance of additional securities.
    In February 2007, AIG’s Board of Directors adopted a new dividend policy, to take effect with the dividend to be declared in the second quarter of 2007, providing that under ordinary circumstances, AIG’s plan will be to increase its common stock dividend by approximately 20 percent annually.
Share Repurchases
During 2006, AIG did not purchase any shares of its common stock under its existing share repurchase authorization. At December 31, 2006, an additional 36,542,700 shares could be purchased under the then current authorization by AIG’s Board of Directors. In February 2007, AIG’s Board of Directors increased the repurchase program by authorizing the repurchase of shares with an aggregate purchase price of $8 billion. AIG or its subsidiaries from time to time may buy shares of its common stock in the open market for general corporate purposes, including to satisfy its obligations under various employee benefit plans. During 2006, ILFC purchased 17,000 shares of AIG common stock at an average cost of $72.18 per share to satisfy its obligations under an employee benefit plan. See Capital Resources and Liquidity — Liquidity for a discussion of possible share repurchases in 2007.
Dividends from Insurance Subsidiaries
Payments of dividends to AIG by its insurance subsidiaries are subject to certain restrictions imposed by regulatory authorities. With respect to AIG’s domestic insurance subsidiaries, the payment of any dividend requires formal notice to the insurance department in which the particular insurance subsidiary is domiciled. Under the laws of many states, an insurer may pay a dividend without prior approval of the insurance regulator when the amount of the dividend is below certain regulatory thresholds. Other foreign jurisdictions may restrict the ability of AIG’s foreign insurance subsidiaries to pay dividends. The most significant foreign insurance regulatory jurisdictions include Bermuda, Japan, Hong Kong, Taiwan, the United Kingdom, Thailand and Singapore. Largely as a result of the restrictions, approximately 90 percent of consolidated shareholders’ equity was restricted from immediate transfer to AIG parent at December 31, 2006. See Regulation and Supervision herein. AIG cannot predict how recent regulatory investigations may affect the ability of its regulated subsidiaries to pay dividends. To AIG’s knowledge, no AIG company is currently on any regulatory or similar “watch list” with regard to solvency. See also Liquidity herein, Note 12 of Notes to Consolidated Financial Statements and Item 1A. Risk Factors — Liquidity.
Regulation and Supervision
AIG’s insurance subsidiaries, in common with other insurers, are subject to regulation and supervision by the states and jurisdictions in which they do business. In the U.S., the NAIC has developed Risk-Based Capital (RBC) requirements. RBC relates an individual insurance company’s statutory surplus to the risk inherent in its overall operations.
    In preparing both its 2004 and 2005 audited statutory financial statements for its Domestic General Insurance companies, AIG agreed with the relevant state regulatory authorities on the statutory accounting treatment of the various items requiring adjustment or restatement. With respect to the 2004 audited statutory financial statements, these adjustments and restatements reduced previously reported General Insurance statutory surplus at December 31, 2004 by approximately $3.5 billion, to approximately $20.6 billion. With respect to the 2005 audited statutory financial statements, the state regulators permitted the Domestic General Insurance companies to record a $724 million reduction to opening statutory surplus as of January 1, 2005.
    AIG’s insurance subsidiaries file financial statements prepared in accordance with statutory accounting practices prescribed or
76       AIG 2006 Form 10-K

American International Group, Inc. and Subsidiaries

permitted by domestic and foreign insurance regulatory authorities. The principal differences between statutory financial statements and financial statements prepared in accordance with U.S. GAAP for domestic companies are that statutory financial statements do not reflect DAC, some bond portfolios may be carried at amortized cost, assets and liabilities are presented net of reinsurance, policyholder liabilities are valued using more conservative assumptions and certain assets are non-admitted.
    In connection with the filing of the 2005 statutory financial statements for AIG’s Domestic General Insurance companies, AIG agreed with the relevant state insurance regulators on the statutory accounting treatment of various items. The regulatory authorities have also permitted certain of the domestic and foreign insurance subsidiaries to support the carrying value of their investments in certain non-insurance and foreign insurance subsidiaries by utilizing the AIG audited consolidated financial statements to satisfy the requirement that the U.S. GAAP-basis equity of such entities be audited. In addition, the regulatory authorities have permitted the Domestic General Insurance companies to utilize audited financial statements prepared on a basis of accounting other than U.S. GAAP to value investments in joint ventures, limited partnerships and hedge funds. AIG has received similar permitted practices authorizations from insurance regulatory authorities in connection with the 2006 statutory financial statements. These permitted practices did not affect the Domestic General Insurance companies’ compliance with minimum regulatory capital requirements.
    Statutory capital of each company continued to exceed minimum company action level requirements following the adjustments, but AIG nonetheless contributed an additional $750 million of capital into American Home effective September 30, 2005 and contributed a further $2.25 billion of capital in February 2006 for a total of approximately $3 billion of capital into Domestic General Insurance subsidiaries effective December 31, 2005. To enhance their current capital positions, AIG suspended dividends from the DBG companies from the fourth quarter 2005 through 2006, but AIG expects dividend payments will resume in the first quarter of 2007. AIG believes it has the capital resources and liquidity to fund any necessary statutory capital contributions.
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
    AIG’s U.S. operations are negatively affected under guarantee fund assessment laws which exist in most states. As a result of operating in a state which has guarantee fund assessment laws, a solvent insurance company may be assessed for certain obligations arising from the insolvencies of other insurance companies which operated in that state. AIG generally records these assessments upon notice. Additionally, certain states permit at least a portion of the assessed amount to be used as a credit against a company’s future premium tax liabilities. Therefore, the ultimate net assessment cannot reasonably be estimated. The guarantee fund assessments net of credits for 2006, 2005 and 2004, respectively, were $97 million, $124 million and $118 million.
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
Liquidity
AIG manages liquidity at both the subsidiary and parent company levels. At December 31, 2006, AIG’s consolidated invested assets, primarily held by its subsidiaries, included $26.8 billion in cash and short-term investments. Consolidated net cash provided from operating activities in 2006 amounted to $6.8 billion. At the parent company level, liquidity management activities are conducted in a manner to preserve and enhance funding stability, flexibility, and diversity through the full range of potential operating environments and market conditions. AIG’s primary sources of cash flow are dividends and other payments from its regulated and unregulated subsidiaries, as well as issuances of debt securities. Primary uses of cash flow are for debt service, subsidiary funding and shareholder dividend payments. Management believes that AIG’s liquid assets, cash provided by operations and access to the capital markets will enable it to meet its anticipated cash requirements, including the funding of increased
Form 10-K 2006 AIG        77

American International Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

dividends under AIG’s new dividend policy and repurchases of common stock.
Insurance Operations
The liquidity of the combined insurance operations is derived both domestically and abroad. The combined insurance operating cash flow is derived from two sources, underwriting operations and investment operations. Cash flow from underwriting operations includes periodic premium collections, including policyholders’ contract deposits, and paid loss recoveries, less reinsurance premiums, losses, benefits, and acquisition and operating expenses. Generally, there is a time lag from when premiums are collected and, when as a result of the occurrence of events specified in the policy, the losses and benefits are paid. Investment cash flow is primarily derived from interest and dividends received and includes realized capital gains net of realized capital losses.
    In addition to the combined insurance operating cash flow, AIG’s insurance operations held $11.2 billion in cash and short-term investments at December 31, 2006. Operating cash flow and the cash and short-term balances held provided AIG’s insurance operations with a significant amount of liquidity. This liquidity is available, among other things, to purchase predominately high quality and diversified fixed income securities and, to a lesser extent, marketable equity securities, and to provide mortgage loans on real estate, policy loans, and collateral loans. This cash flow coupled with proceeds of approximately $126 billion from the maturities, sales and redemptions of fixed income securities and from the sale of equity securities was used to purchase approximately $161 billion of fixed income securities and marketable equity securities during 2006.
    See also Operating Review — General Insurance Operations — General Insurance Net Investment Income and Life Insurance & Retirement Services Operations — Life Insurance & Retirement Services Net Investment Income and Realized Capital Gains (Losses) herein.
General Insurance
General Insurance operating cash flow is derived from underwriting and investment activities. With respect to General Insurance operations, if paid losses accelerated beyond AIG’s ability to fund such paid losses from current operating cash flows, AIG might need to liquidate a portion of its General Insurance investment portfolio and/or arrange for financing. Potential events causing such a liquidity strain could be the result of several significant catastrophic events occurring in a relatively short period of time. Additional strain on liquidity could occur if the investments liquidated to fund such paid losses were sold into a depressed market place and/or reinsurance recoverable on such paid losses became uncollectible or collateral supporting such reinsurance recoverable significantly decreased in value.
Life Insurance & Retirement Services
Life Insurance & Retirement Services operating cash flow is derived from underwriting and investment activities. If a substantial portion of the Life Insurance & Retirement Services operations bond portfolio diminished significantly in value and/or defaulted, AIG might need to liquidate other portions of its Life Insurance & Retirement Services investment portfolio and/or arrange financing. Potential events causing such a liquidity strain could be the result of economic collapse of a nation or region in which Life Insurance & Retirement Services operations exist, nationalization, terrorist acts, or other economic or political upheaval. In addition, a significant rise in interest rates leading to a major increase in policyholder surrenders could also create a liquidity strain.
Financial Services
AIG’s major Financial Services operating subsidiaries consist of AIGFP, ILFC, AGF and AIGCFG. Sources of funds considered in meeting the liquidity needs of AIGFP’s operations include GIAs, issuance of long-term and short-term debt, proceeds from maturities, sales of securities available for sale and securities and spot commodities leased or sold under repurchase agreements. ILFC, AGF and AIGCFG utilize the commercial paper markets, bank loans and bank credit facilities as sources of liquidity. ILFC and AGF also fund in the domestic and international capital markets without reliance on any guarantee from AIG. An additional source of liquidity for ILFC is the use of export credit facilities. AIGCFG also uses wholesale and retail bank deposits as sources of funds. On occasion, AIG has provided equity capital to ILFC, AGF and AIGCFG and provides intercompany loans to AIGCFG.
Asset Management
Asset Management operating cash flow is derived primarily from investment income in connection with domestic and foreign GICs and from the collection of various forms of investment management fees, brokerage commissions and custody fees earned from affiliated and unaffiliated clients. Investment management fees are typically asset-based fees collected on a periodic basis, while brokerage commissions and custody fees are more transaction driven and received on a continual basis. Asset Management also derives cash from the realization of gains earned through its investment partnership holdings and collects various forms of incentive management fees. These incentive management fees, which are typically based on the appreciation and/or realization of gains on managed assets, are generally received in the form of carried interest earned from sponsored funds managed on behalf of clients. Asset Management’s spread-based investment business derives cash from the investment income and the sale of invested assets backing these contract liabilities.
    AIGGIG incurs expenses with associated cash outflows from the operation of its business, including costs related to portfolio management and related back and middle office costs. In addition, cash is used in association with investment warehousing activities wherein AIGGIG funds and holds an investment for the benefit of a future investment vehicle.
    Cash needs for the spread-based investment business are principally the result of GIC maturities. Significant blocks of the GIC portfolio will mature over the next five years. AIG utilizes asset liability matching to control liquidity risks associated with
78       AIG 2006 Form 10-K

American International Group, Inc. and Subsidiaries

this business. In addition, AIG believes that its products incorporate certain restrictions which encourage persistency, limiting the magnitude of unforeseen surrenders in the GIC portfolio.
    Liquidity for Asset Management operations can be affected by significant credit or geopolitical events that might cause a delay in fund closings, securitizations or an inability of AIG’s clients to fund their capital commitments. AIGGIG has relied upon AIG from time to time in order to fund certain liquidity requirements associated with investment warehousing. In addition, AIG Global Real Estate maintains several external credit lines in order to fund its ongoing property development and construction related activities.
AIG (Parent Company)
The liquidity of the parent company is principally derived from its subsidiaries. The primary sources of cash flow are dividends and other payments from its regulated and unregulated subsidiaries, as well as issuance of debt securities. Primary uses of cash flow are for debt service, subsidiary funding, shareholder dividend payments and purchases of outstanding shares of common stock. In 2006, AIG Parent collected $2.1 billion in dividends and other payments from subsidiaries and issued $6.6 billion in debt securities excluding MIP and Series AIGFP debt. AIG Parent also made interest payments totaling $232 million, made $2.9 billion in capital contributions to subsidiaries (principally $2.3 billion to DBG), and paid $1.6 billion in dividends to shareholders in 2006. No share repurchases were made by AIG Parent in 2006.
    AIG funds its short-term working capital needs through commercial paper issued by AIG Funding. As of December 31, 2006, AIG Funding had $4.8 billion of commercial paper outstanding with an average maturity of 28 days. As additional liquidity, AIG and AIG Funding maintain revolving credit facilities that, as of December 31, 2006, had an aggregate of $5.8 billion available to be drawn, which are summarized above under Revolving Credit Facilities.
    At the parent company level, liquidity management activities are conducted in a manner intended to preserve and enhance funding stability, flexibility, and diversity through the full range of potential operating environments and market conditions. Assessing liquidity risk involves forecasting of cash inflows/outflows on both a short- and long-term basis. Corporate Treasury is responsible for formulating the parent company’s liquidity and contingency planning efforts, as well as for execution of AIG’s specific funding activities. Through active liquidity management, AIG seeks to retain stable, reliable and cost-effective funding sources. In addition to current liquidity requirements, factors which affect funding decisions include market conditions, prevailing interest rates and the desired maturity profile of liabilities. The objectives of contingency planning are to ensure maintenance of appropriate liquidity during normal and stress periods, to measure and project funding requirements during periods of stress, and to manage access to funding sources. Diversification of funding sources is an important element of AIG’s liquidity risk management approach.
    AIG’s liquidity could be impaired by an inability to access the capital markets or by unforeseen significant outflows of cash. This situation may arise due to circumstances that AIG may be unable to control, such as a general market disruption or an operational problem that affects third parties or AIG. Regulatory and other legal restrictions may limit AIG’s ability to transfer funds freely, either to or from its subsidiaries. In particular, many of AIG’s subsidiaries, including its insurance subsidiaries, are subject to laws and regulations that authorize regulatory bodies to block or reduce the flow of funds to the parent holding company, or that prohibit such transfers altogether in certain circumstances. These laws and regulations may hinder AIG’s ability to access funds that it may need to make payments on its obligations. Because of the wide geographic profile of AIG’s regulated subsidiaries, management believes that these cash flows represent a diversified source of liquidity for AIG. For a further discussion of the regulatory environment in which AIG subsidiaries operate and other issues affecting AIG’s liquidity, see Item 1A. Risk Factors.
Invested Assets
AIG’s investment strategy is to invest primarily in high quality securities while maintaining diversification to avoid significant exposure to issuer, industry and/or country concentrations.
Form 10-K 2006 AIG        79

American International Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

The following tables summarize the composition of AIG’s invested assets by segment, at December 31, 2006 and 2005:

		Life
		Insurance &
	General	Retirement	Financial	Asset
(in millions)	Insurance	Services	Services	Management	Other	Total

2006
Fixed maturities:
Bonds available for sale, at fair value	$67,994	$287,360	$1,357	$30,680	$—	$387,391
Bonds held to maturity, at amortized cost	21,437	—	—	—	—	21,437
Bond trading securities, at fair value	1	1,995	—	7,041	—	9,037
Equity securities:
Common stocks available for sale, at fair value	4,245	8,711	—	226	80	13,262
Common and preferred stocks trading, at fair value	350	13,705	—	366	—	14,421
Preferred stocks available for sale, at fair value	1,884	650	5	—	—	2,539
Mortgage loans on real estate, net of allowance	13	12,852	95	4,107	—	17,067
Policy loans	1	7,458	2	48	(8)	7,501
Collateral and guaranteed loans, net of allowance	3	733	2,301	729	84	3,850
Financial services assets:
Flight equipment primarily under operating leases, net of accumulated depreciation	—	—	39,875	—	—	39,875
Securities available for sale, at fair value	—	—	47,205	—	—	47,205
Trading securities, at fair value	—	—	5,031	—	—	5,031
Spot commodities	—	—	220	—	—	220
Unrealized gain on swaps, options and forward transactions	—	—	19,252	—	—	19,252
Trading assets	—	—	2,468	—	—	2,468
Securities purchased under agreements to resell, at contract value	—	—	33,702	—	—	33,702
Finance receivables, net of allowance	—	—	29,573	—	—	29,573
Securities lending collateral, at fair value	5,376	50,099	76	13,755	—	69,306
Other invested assets	9,207	14,263	2,212	15,823	609	42,114
Short-term investments, at cost	3,281	6,893	1,245	13,825	5	25,249

Total investments and financial services assets as shown on the balance sheet	113,792	404,719	184,619	86,600	770	790,500

Cash	334	672	390	186	8	1,590
Investment income due and accrued	1,363	4,364	23	326	1	6,077
Real estate, net of accumulated depreciation	570	698	17	75	26	1,386

Total invested assets*	$116,059	$410,453	$185,049	$87,187	$805	$799,553

*	At December 31, 2006, approximately 68 percent and 32 percent of invested assets were held in domestic and foreign investments, respectively.
80       AIG 2006 Form 10-K

American International Group, Inc. and Subsidiaries

		Life
		Insurance &
	General	Retirement	Financial	Asset
(in millions)	Insurance	Services	Services	Management	Other	Total

2005
Fixed maturities:
Bonds available for sale, at fair value	$50,870	$273,165	$1,307	$34,174	$—	$359,516
Bonds held to maturity, at amortized cost	21,528	—	—	—	—	21,528
Bond trading securities, at fair value	—	1,073	—	3,563	—	4,636
Equity securities:
Common stocks available for sale, at fair value	4,505	7,436	—	227	59	12,227
Common stocks trading, at fair value	425	8,122	—	412	—	8,959
Preferred stocks available for sale, at fair value	1,632	760	10	—	—	2,402
Mortgage loans on real estate, net of allowance	14	10,247	71	3,968	—	14,300
Policy loans	2	6,987	2	48	—	7,039
Collateral and guaranteed loans, net of allowance	3	1,172	1,719	578	98	3,570
Financial services assets:
Flight equipment primarily under operating leases, net of accumulated depreciation	—	—	36,245	—	—	36,245
Securities available for sale, at fair value	—	—	37,511	—	—	37,511
Trading securities, at fair value	—	—	6,499	—	—	6,499
Spot commodities	—	—	92	—	—	92
Unrealized gain on swaps, options and forward transactions	—	—	18,695	—	—	18,695
Trading assets	—	—	1,204	—	—	1,204
Securities purchased under agreements to resell, at contract value	—	28	14,519	—	—	14,547
Finance receivables, net of allowance	—	—	27,995	—	—	27,995
Securities lending collateral, at fair value	4,931	42,991	—	11,549	—	59,471
Other invested assets	6,350	9,847	2,758	12,096	21	31,072
Short-term investments, at cost	2,482	5,855	1,382	5,619	4	15,342

Total investments and financial services assets as shown on the balance sheet	92,742	367,683	150,009	72,234	182	682,850

Cash	305	989	331	196	76	1,897
Investment income due and accrued	1,232	4,073	18	402	2	5,727
Real estate, net of accumulated depreciation	525	659	17	73	19	1,293

Total invested assets*	$94,804	$373,404	$150,375	$72,905	$279	$691,767

*	At December 31, 2005, approximately 70 percent and 30 percent of invested assets were held in domestic and foreign investments, respectively.
General Insurance Invested Assets
In AIG’s General Insurance business, the duration of liabilities for long-tail casualty lines is greater than other lines. As differentiated from the Life Insurance & Retirement Services companies, the focus is not on asset-liability matching, but on preservation of capital and growth of surplus.
    Fixed income holdings of the Domestic General Insurance companies are comprised primarily of tax-exempt securities, which provide attractive risk-adjusted after-tax returns. These high quality municipal investments have an average rating of high AA.
    Fixed income assets held in Foreign General Insurance are of high quality and short to intermediate duration, averaging 4.2 years compared to 7.2 years for those in Domestic General Insurance.
    While reserves are invested in conventional fixed income securities in Domestic General Insurance, a modest portion of surplus is allocated to large capitalization, high-dividend, public equity strategies and to alternative investments, including private equity and hedge funds. These investments have provided a combination of added diversification and attractive long-term returns.
    General Insurance invested assets grew by $21.3 billion, or 22 percent, during 2006 as bond holdings grew by $17 billion, or 24 percent. Listed equity holdings remained essentially flat at $6.5 billion.
Life Insurance & Retirement Services Invested Assets
With respect to Life Insurance & Retirement Services, AIG’s investment strategy is to produce cash flows greater than maturing insurance liabilities. AIG actively manages the asset-liability relationship in its foreign operations, as it has been doing throughout AIG’s history, even though certain territories lack qualified long-term investments or certain local regulatory authorities may impose investment restrictions. For example, in several Southeast Asian countries, the duration of investments is shorter than the effective maturity of the related policy liabilities. Therefore, there is risk that the reinvestment of the proceeds at
Form 10-K 2006 AIG        81

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
    In 2006, new money investment rates generally increased in the U.S., Japan and Taiwan, and were generally unchanged in Thailand. In regard to in-force business, management focus is required in both the investment and product management process to maintain an adequate yield to match the interest necessary to support future policy liabilities. Business strategies continue to evolve to maintain profitability of the overall business. In some countries, new products are being introduced with minimal investment guarantees resulting in a shift toward investment linked savings products and away from traditional savings products with higher guarantees.
    The investment of insurance cash flows and reinvestment of the proceeds of matured securities and coupons requires active management of investment yields while maintaining satisfactory investment quality and liquidity.
    AIG may use alternative investments in certain foreign jurisdictions where interest rates remain low and there are limited long-dated bond markets, including equities, real estate and foreign currency denominated fixed income instruments to extend the duration or increase the yield of the investment portfolio to more closely match the requirements of the policyholder liabilities and DAC recoverability. This strategy has been effectively used in Japan and more recently by Nan Shan in Taiwan. In Japan, foreign assets, excluding those matched to foreign liabilities, were approximately 30 percent of statutory assets, which is below the maximum allowable percentage under current local regulation. Foreign assets comprised approximately 32 percent of Nan Shan’s invested assets at December 31, 2006, slightly below the maximum allowable percentage under current local regulation. The majority of Nan Shan’s in-force policy portfolio is traditional life and endowment insurance products with implicit interest rate guarantees. New business with lower interest rate guarantees are gradually reducing the overall interest requirements, but asset portfolio yields have declined faster due to the prolonged low interest rate environment. As a result, although the investment margins for a large block of in-force policies are negative, the block remains profitable because the mortality and expense margins presently exceed the negative investment spread. In response to the low interest rate environment and the volatile exchange rate of the NT dollar, Nan Shan is emphasizing new products with lower implied guarantees, including participating endowments and investment linked products. Although the risks of a continued low interest rate environment coupled with a volatile NT dollar could increase net liabilities and require additional capital to maintain adequate local solvency margins, Nan Shan currently believes it has adequate resources to meet all future policy obligations.
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
    AIG invests in equities for various reasons, including diversifying its overall exposure to interest rate risk. Available for sale bonds and equity securities are subject to declines in fair value. Such declines in fair value are presented in unrealized appreciation or depreciation of investments, net of taxes, as a component of Accumulated other comprehensive income. Declines that are determined to be other-than-temporary are reflected in income in the period in which the intent to hold the securities to recovery no longer exists. See Valuation of Invested Assets herein. Generally, insurance regulations restrict the types of assets in which an insurance company may invest. When permitted by regulatory authorities and when deemed necessary to protect insurance assets, including invested assets, from adverse movements in foreign currency exchange rates, interest rates and equity prices, AIG and its insurance subsidiaries may enter into derivative transactions as end users to hedge their exposures. For a further discussion of AIG’s use of derivatives, see Risk Management — Credit Risk Management — Derivatives herein.
    In certain jurisdictions, significant regulatory and/or foreign governmental barriers exist which may not permit the immediate free flow of funds between insurance subsidiaries or from the insurance subsidiaries to AIG parent. For a discussion of these restrictions, see Item 1. Business — Regulation.
    Life Insurance & Retirement Services invested assets grew by $37.0 billion, or 10 percent, during 2006 as bond holdings grew by $15.1 billion, or 6 percent, and listed equity holdings grew by $6.7 billion, or 41 percent. For a discussion of credit risk exposures, see Risk Management — Credit Risk Management herein.
Financial Services Invested Assets
ILFC
The cash used for the purchase of flight equipment is derived primarily from the proceeds of ILFC’s debt financings. The primary sources for the repayment of this debt and the related interest expense are ILFC’s cash flow from operations, proceeds from the sale of flight equipment and the rollover and refinancing of the prior debt. During 2006, ILFC acquired flight equipment costing $6.0 billion. For a further discussion of ILFC’s borrowings, see Operating Review — Financial Services Operations — Aircraft Leasing and Capital Resources — Borrowings herein.
    At December 31, 2006, ILFC had committed to purchase 254 new aircraft deliverable from 2007 through 2015 for an estimated aggregate purchase price of $19.0 billion. As of February 22, 2007, ILFC has entered into leases for all of the new aircraft to be delivered in 2007, and 64 of 171 of the new aircraft to be delivered subsequent to 2007. ILFC will be required to find customers for any aircraft currently on order and any aircraft to be
82       AIG 2006 Form 10-K

American International Group, Inc. and Subsidiaries

ordered, and it must arrange financing for portions of the purchase price of such equipment. ILFC has been successful to date both in placing its new aircraft on lease or under sales contract and obtaining adequate financing, but there can be no assurance that such success will continue in future environments.
Capital Markets
Capital Markets derivative transactions are carried at market value or at estimated fair value when market prices are not readily available. AIGFP reduces its economic risk exposure through similarly valued offsetting transactions including swaps, trading securities, options, forwards and futures. The estimated fair values of these transactions represent assessments of the present value of expected future cash flows. These transactions would be exposed to liquidity risk if AIGFP were required to sell or close out the transactions prior to maturity. AIG believes that the effect of any such event would not be significant to AIG’s financial condition or its overall liquidity. For a further discussion on the use of derivatives by Capital Markets, see Operating Review — Financial Services Operations — Capital Markets and Risk Management — Derivatives herein and Note 19 of Notes to Consolidated Financial Statements.
    AIGFP uses the proceeds from the issuance of notes and bonds and GIAs to invest in a diversified portfolio of securities, including securities available for sale, at market, and derivative transactions. The funds may also be invested in securities purchased under agreements to resell. The proceeds from the disposal of the aforementioned securities available for sale and securities purchased under agreements to resell are used to fund the maturing GIAs or other AIGFP financings, or invest in new assets. For a further discussion of AIGFP’s borrowings, see Capital Resources — Borrowings herein.
    Securities available for sale is predominately a diversified portfolio of high grade fixed income securities, where the individual securities have varying degrees of credit risk. At December 31, 2006, the average credit rating of this portfolio was in the AA+ category or the equivalent thereto as determined through rating agencies or internal review. AIGFP has also entered into credit derivative transactions to economically hedge its credit risk associated with $128 million of these securities. Securities deemed below investment grade at December 31, 2006 amounted to approximately $340 million in fair value, representing 0.7 percent of the total AIGFP securities available for sale. There have been no significant downgrades through February 15, 2007. If its securities available for sale portfolio were to suffer significant default and the collateral held declined significantly in value with no replacement or the credit default swap counterparty failed to perform, AIGFP could have a liquidity strain. AIG guarantees AIGFP’s payment obligations, including its debt obligations.
    AIGFP’s exposure management objective is to minimize interest rate, currency, commodity and equity risks associated with its securities available for sale. That is, when AIGFP purchases a security for its securities available for sale investment portfolio, it simultaneously enters into an offsetting internal hedge such that the payment terms of the hedging transaction offset the payment terms of the investment security, which achieves the economic result of converting the return on the underlying security to U.S. dollar LIBOR plus or minus a spread based on the underlying profit on each security on the initial trade date. The market risk associated with such internal hedges is managed on a portfolio basis, with third-party hedging transactions executed as necessary. As hedge accounting treatment was not achieved in 2006, the unrealized gains and losses on the derivative transactions with unaffiliated third parties were reflected in operating income. The unrealized gains and losses on the underlying securities available for sale resulting from changes in interest rates and currency rates and commodity and equity prices were included in Accumulated other comprehensive income, or in operating income, as appropriate. When a security is sold, the realized gain or loss with respect to this security is then included in operating income.
    Securities purchased under agreements to resell are treated as collateralized financing transactions. AIGFP takes possession of or obtains a security interest in securities purchased under agreements to resell.
    AIGFP owns inventories in certain commodities in which it trades, and may reduce the exposure to market risk through the use of swaps, forwards, futures, and option contracts. Physical commodities held in AIGFP’s wholly owned broker-dealer subsidiary are recorded at fair value. All other commodities are recorded at the lower of cost or market value.
    Trading securities, at fair value, and securities and spot commodities sold but not yet purchased, at fair value, are marked to market daily with the unrealized gain or loss being recognized in income at that time. These trading securities are purchased and sold as necessary to meet the risk management objectives of Capital Markets operations.
The gross unrealized gains and gross unrealized losses of Capital Markets operations included in the financial services assets and liabilities at December 31, 2006 were as follows:

	Gross	Gross
	Unrealized	Unrealized
(in millions)	Gains	Losses

Securities available for sale, at fair value(a)	$1,575	$282
Unrealized gain/loss on swaps, options and forward transactions(b)	19,252	11,401

(a)	See Note 8(i) of Notes to Consolidated Financial Statements.

(b)	These amounts are also presented as the respective balance sheet amounts.
    The senior management of AIG defines the policies and establishes general operating parameters for Capital Markets operations. AIG’s senior management has established various oversight committees to monitor on an ongoing basis the various financial market, operational and credit risks attendant to the Capital Markets operations. The senior management of AIGFP reports the results of its operations to and reviews future strategies with AIG’s senior management.
    AIGFP actively manages the exposures to limit potential losses, while maximizing the rewards afforded by these business opportu-
Form 10-K 2006 AIG        83

American International Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

nities. In doing so, AIGFP must continually manage a variety of exposures, including credit, market, liquidity, operational and legal risks.
Consumer Finance
AIG’s Consumer Finance operations provide a wide variety of consumer finance products, including real estate and other consumer loans, credit card loans, retail sales finance and credit-related insurance to customers both domestically and overseas, particularly in emerging markets. These products are funded through a combination of deposits and various borrowings, including commercial paper and medium-term notes. AIG’s Consumer Finance operations are exposed to credit risk and risk of loss resulting from adverse fluctuations in interest rates. Over half of the finance receivables are real estate loans which are substantially collateralized by the related properties.
    With respect to credit losses, the allowance for losses is maintained at a level considered adequate to absorb anticipated credit losses existing in that portfolio as of the balance sheet date.
Asset Management Invested Assets
Asset Management invested assets are primarily comprised of assets supporting AIG’s spread-based investment business, which includes AIG’s MIP and domestic GIC programs as well as AIG’s foreign spread-based business. Asset Management invested assets also include assets attributable to certain consolidated partnerships and variable interest entities. A portion of these consolidated assets is offset by minority interest liabilities attributable to unaffiliated investor entities in AIG-sponsored investment vehicles.
    The spread-based investment business strategy is to produce cash flows greater than maturing liabilities. The asset-liability relationship is managed actively, leveraging the organization’s experience in the Life Insurance & Retirement Services segment. Margins are emphasized while maintaining satisfactory investment quality and liquidity. The invested assets are predominantly fixed income securities for the spread-based investment business.
    Asset Management invested assets grew by $14.3 billion, or 20 percent during 2006, although aggregate Asset Management fixed income investments remained essentially flat at $37.7 billion. The growth in invested assets was primarily attributable to increases in short-term investments, securities lending collateral and real estate investments. These increases were primarily driven by continued growth of the MIP and AIG’s foreign spread-based business, and the growth of AIG’s institutional Asset Management business. These increases were partially offset by the decrease in assets associated with the runoff of the domestic GIC program.
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
Traded Securities
The valuation of AIG’s investment portfolio involves obtaining a market value for each security. The source for the fair value is generally from market exchanges or dealer quotations, with the exception of nontraded securities. AIG considers nontraded securities to mean certain fixed income investments, certain structured securities, direct private equities, limited partnerships, and hedge funds.
Nontraded Securities
The aggregate carrying value of AIG’s nontraded securities at December 31, 2006 was approximately $67 billion. The methodology used to estimate fair value of nontraded fixed income investments is by reference to traded securities with similar attributes and using a matrix pricing methodology. This methodology takes into account such factors as the issuer’s industry, the security’s rating and tenor, its coupon rate, its position in the capital structure of the issuer, and other relevant factors. The change in fair value is recognized as a component of Accumulated other comprehensive income, net of tax.
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
    With respect to hedge funds and limited partnerships in which AIG holds in the aggregate a five percent or greater interest, or less than a five percent interest but where AIG has more than a minor influence over the operations of the investee, AIG accounts for these investments using the equity method. The changes in such net asset values are included in operating income.
    AIG obtains the fair value of its investments in limited partnerships and hedge funds from information provided by the general partner or manager of each of these investments, the accounts of which generally are audited on an annual basis.
    Each of these investment categories is regularly tested to determine if impairment in value exists. Various valuation techniques are used with respect to each category in this determination.
84       AIG 2006 Form 10-K

American International Group, Inc. and Subsidiaries

Portfolio Review
AIG periodically evaluates its securities for other-than-temporary impairments in valuation. As a matter of policy, the determination that a security has incurred an other-than-temporary decline in value and the amount of any loss recognition requires the judgment of AIG’s management and a continual review of its investments. See Note 1(e) of Notes to Consolidated Financial Statements for further information on AIG’s policy.
    Once a security has been identified as other-than-temporarily impaired, the amount of such impairment is determined by reference to that security’s contemporaneous market price and recorded as a charge to earnings.
    As a result of these policies, AIG recorded, in realized capital gains (losses), other-than-temporary impairment pretax losses of $944 million, $598 million and $684 million in 2006, 2005 and 2004, respectively. Just over half of other-than-temporary impairment charges in 2006 were a result of the decision not to hold these investment securities until they fully recover in value. The writedowns recorded in 2005 and 2004 were primarily the result of adverse changes in the creditworthiness of the issuer.
    No impairment charge with respect to any one single credit was significant to AIG’s consolidated financial condition or results of operations, and no individual impairment loss exceeded 1.0 percent of consolidated net income for 2006.
    Excluding the other-than-temporary impairments noted above, the changes in fair value for AIG’s available for sale portfolio, which constitutes the vast majority of AIG’s investments, were recorded in Accumulated other comprehensive income as unrealized gains or losses, net of tax.
At December 31, 2006, aggregate pretax unrealized gains were $17.5 billion, while the pretax unrealized losses with respect to investment grade bonds, non-investment grade bonds and equity securities were $3.6 billion, $134 million and $159 million, respectively. Aging of the pretax unrealized losses with respect to these securities, distributed as a percentage of cost relative to unrealized loss (the extent by which the fair value is less than amortized cost or cost), including the number of respective items, was as follows:

				Greater than 20% to			Greater than 50%
	Less than or equal to			50% of Cost(a)			of Cost(a)
	20% of Cost(a)									Total

Aging	Unrealized			Unrealized			Unrealized			Unrealized
(dollars in millions)	Cost(a)	Loss	Items	Cost(a)	Loss	Items	Cost(a)	Loss	Items	Cost(a)	Loss(b)	Items

Investment grade bonds
0-6 months	$28,869	$376	3,941	$74	$17	9	$—	$—	—	$28,943	$393	3,950
7-12 months	37,835	777	4,876	—	—	—	—	—	—	37,835	777	4,876
>12 months	82,945	2,377	10,640	10	4	5	—	—	—	82,955	2,381	10,645

Total	$149,649	$3,530	19,457	$84	$21	14	$—	$—	—	$149,733	$3,551	19,471

Below investment grade bonds
0-6 months	$1,828	$56	341	$3	$1	5	$1	$1	4	$1,832	$58	350
7-12 months	1,043	28	146	3	1	4	—	—	—	1,046	29	150
>12 months	1,085	47	201	—	—	—	—	—	—	1,085	47	201

Total	$3,956	$131	688	$6	$2	9	$1	$1	4	$3,963	$134	701

Total bonds
0-6 months	$30,697	$432	4,282	$77	$18	14	$1	$1	4	$30,775	$451	4,300
7-12 months	38,878	805	5,022	3	1	4	—	—	—	38,881	806	5,026
>12 months	84,030	2,424	10,841	10	4	5	—	—	—	84,040	2,428	10,846

Total	$153,605	$3,661	20,145	$90	$23	23	$1	$1	4	$153,696	$3,685	20,172

Equity securities
0-6 months	$2,042	$86	1,309	$68	$20	54	$1	$—	3	$2,111	$106	1,366
7-12 months	566	36	309	56	16	72	1	1	3	623	53	384
>12 months	—	—	—	—	—	—	—	—	—	—	—	—

Total	$2,608	$122	1,618	$124	$36	126	$2	$1	6	$2,734	$159	1,750

(a)	For bonds, represents amortized cost.

(b)	As more fully described above, upon realization, certain realized losses will be charged to participating policyholder accounts, or realization will result in a current decrease in the amortization of DAC.

Form 10-K 2006 AIG        85

American International Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

    At December 31, 2006, the fair value of AIG’s fixed maturities and equity securities aggregated $496.0 billion. At December 31, 2006, aggregate unrealized gains after taxes for fixed maturity and equity securities were $11.4 billion. At December 31, 2006, the aggregate unrealized losses after taxes of fixed maturity and equity securities were approximately $2.5 billion.
    The effect on net income of unrealized losses after taxes will be mitigated upon realization because certain realized losses will be charged to participating policyholder accounts, or realization will result in current decreases in the amortization of certain DAC.
    At December 31, 2006, unrealized losses for fixed maturity securities and equity securities did not reflect any significant industry concentrations.
The amortized cost of fixed maturities available for sale in an unrealized loss position at December 31, 2006, by contractual maturity, is shown below:

(in millions)	Amortized Cost

Due in one year or less	$6,139
Due after one year through five years	31,839
Due after five years through ten years	51,084
Due after ten years	64,634

Total	$153,696

    For the year ended December 31, 2006, the pretax realized losses incurred with respect to the sale of fixed maturities and equity securities were $1.3 billion. The aggregate fair value of securities sold was $43 billion, which was approximately 97 percent of amortized cost. The average period of time that securities sold at a loss during the year ended December 31, 2006 were trading continuously at a price below book value was approximately four months. See Risk Management — Investments herein for an additional discussion of investment risks associated with AIG’s investment portfolio.
Risk Management
Overview
AIG believes that strong risk management practices and a sound internal control environment are fundamental to its continued success and profitable growth. Failure to manage risk properly could expose AIG to significant losses, regulatory issues and a damaged reputation.
    The major risks to which AIG is exposed include the following:

•	Insurance risk — the potential loss resulting from ultimate claims and expenses exceeding held reserves.
•	Credit risk — the potential loss arising from an obligor’s inability or unwillingness to meet its obligations to AIG.
•	Market risk — the potential loss arising from adverse fluctuations in interest rates, foreign currencies, equity and commodity prices, and their levels of volatility.
•	Operational risk — the potential loss resulting from inadequate or failed internal processes, people, and systems, or from external events.
    AIG senior management establishes the framework, principles and guidelines for risk management. The business executives are responsible for establishing and implementing risk management processes and responding to the individual needs and issues within their business, including risk concentrations within their business segments.
Corporate Risk Management
AIG’s major risks are addressed at the corporate level through the Enterprise Risk Management Department (ERM). ERM is headed by AIG’s Chief Risk Officer (CRO) and is responsible for assisting AIG’s business leaders, executive management and the Board of Directors to identify, assess, quantify, manage and mitigate the risks incurred by AIG. An important goal of ERM is to ensure that once appropriate governance, authorities, procedures and policies have been established, aggregated risks do not result in inappropriate concentrations.
    Senior management defines the policies, has established general operating parameters for its global businesses and has established various oversight committees to monitor the risks attendant to its businesses:

•	The Credit Risk Committee (CRC) is responsible for (i) approving credit risk policies and procedures for use throughout AIG; (ii) delegating credit authority to business unit credit officers and select business unit managers; (iii) approving transaction requests and limits for corporate, sovereign and cross-border credit exposures that exceed the delegated authorities; (iv) establishing and maintaining AIG’s risk rating process for corporate, financial and sovereign obligors; and (v) regular reviews of credit risk exposures in the portfolios of all credit-incurring business units.
•	The Financial Risk Committee (FRC) oversees AIG’s market risk exposures to interest rates, foreign exchange and equity prices and provides strategic direction for AIG’s asset-liability management. The FRC meets monthly and acts as a central mechanism for AIG senior management to review comprehensive information on AIG’s financial exposures and to exercise broad control over these exposures.
•	The Foreign Exchange Committee (FEC) monitors trends in foreign exchange rates, reviews AIG’s foreign exchange exposures, and provides recommendations on foreign currency asset allocation and remittance hedging.
•	The Derivatives Review Committee (DRC) provides an independent review of any proposed derivative transaction or program not otherwise managed by AIGFP. The DRC examines, among other things, the nature and purpose of the derivative transaction, its potential credit exposure, if any, and the estimated benefits.
•	The Complex Structured Finance Transaction Committee (CSFTC) has the authority and responsibility to review and approve proposed transactions that could subject AIG to heightened legal, reputational, accounting, or regulatory risk (CSFTs). The CSFTC provides guidance to and monitors the activities of transaction review committees (TRCs) which have been established in all major business units. TRCs have the responsibility to identify, review and refer CSFTs to the CSFTC.
86       AIG 2006 Form 10-K

American International Group, Inc. and Subsidiaries

Credit Risk Management
Credit risk is one of AIG’s largest single business risks and AIG devotes considerable resources, expertise and controls to managing its credit exposures. Credit risk is defined as the risk that AIG’s customers or counterparties are unable or unwilling to repay their contractual obligations when they come due. Credit risk may also be manifested: (i) through the downgrading of credit ratings of counterparties whose credit instruments AIG may be holding, or, in some cases, insuring, causing the value of the assets to decline or insured risks to rise and (ii) as cross-border risk where a country (sovereign government risk) or one or more non-sovereign obligors within a country are unable to repay an obligation or are unable to provide foreign exchange to service a credit or equity exposure incurred by another AIG business unit located outside that country.
    AIG’s credit risks are managed at the corporate level by the Credit Risk Management Department (CRM) whose primary role is to support and supplement the work of the CRC. CRM is headed by AIG’s Chief Credit Officer (CCO), who reports to AIG’s CRO. AIG’s CCO is primarily responsible for the development and maintenance of credit risk policies and procedures approved by the CRC. In discharging this function CRM has the following responsibilities:

•	Manage the approval process for all requests for credit limits, program limits and transactions.
•	Approve delegated credit authorities to CRM credit executives and business unit credit officers.
•	Aggregate globally all credit exposure data by counterparty, country and industry and report risk concentrations regularly to the CRC.
•	Administer regular portfolio credit reviews of all investment, derivative and credit-incurring business units.
•	Develop methodologies for quantification and assessment of credit risks, including the establishment and maintenance of AIG’s internal risk rating process.
•	Approve appropriate credit reserves and methodologies at the business unit and enterprise levels.
    AIG closely monitors and controls its company-wide credit risk concentrations and attempts to avoid unwanted or excessive risk accumulations, whether funded or unfunded. To minimize the level of credit risk in certain circumstances, AIG may require collateral, guarantees and/or reinsurance support such as letters of credit.
    AIG defines its aggregate credit exposures to a counterparty as the sum of its fixed maturities, loans, derivatives (mark to market), deposits (in the case of financial institutions) and the specified credit equivalent exposure to certain insurance products which embody credit risk.
The following table presents AIG’s largest credit exposures at December 31, 2006 as a percentage of total shareholders’ equity.

			Credit Exposure
			as a percentage of Total
Category	Risk Rating(a)		Shareholders’ Equity

Investment Grade:
10 largest combined	AA (weighted average	) (b)	73.5%
Single largest non-sovereign (financial institution)	AA		7.4
Single largest corporate	AAA		5.6
Single largest sovereign	AA	-	14.3

Non-Investment Grade:
Single largest sovereign	BB		1.4
Single largest non-sovereign	BB		0.6

(a)	Risk rating is based on external ratings, or equivalent, based on AIG’s internal risk rating process.

(b)	Six are highly-rated financial institutions and three are investment-grade rated sovereigns; none is rated lower than BBB+ or its equivalent.
    AIG closely controls its aggregate cross-border exposures to avoid excessive concentrations in any one country or regional group of countries. AIG defines its cross-border exposure to include both cross-border credit exposures and its large cross-border investments in its own international subsidiaries. Nine countries had cross-border exposures in excess of 10 percent of total shareholders’ equity; seven are AAA-rated and two are AA-rated.
    In addition, AIG closely monitors its industry concentrations, the risks of which are often mitigated by the breadth and scope of AIG’s international operations.

•	AIG’s single largest industry credit exposure is to the highly-rated global financial institutions sector, accounting for 72 percent of total shareholders’ equity at December 31, 2006.
•	AIG’s other industry credit concentrations in excess of 10 percent of total shareholders’ equity at December 31, 2006 exist to the following industries (in descending order by approximate size):
    – global telecommunications companies;
    – U.S. residential mortgages;
    – global life insurance carriers;
    – U.S.-based regional financial institutions;
    – U.S. commercial mortgages;
    – global reinsurance firms; and
    – global securities firms.
    The CRC reviews quarterly concentration reports in all categories listed above as well as credit trends by risk ratings. The CRC may adjust limits to provide reasonable assurance that AIG does not incur excessive levels of credit risk and that AIG’s credit risk profile is properly calibrated across business units.
Form 10-K 2006 AIG        87

American International Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

Market Risk Management
AIG seeks to minimize market risks by matching the market risks in its assets with the market risks in its liabilities. Nevertheless, AIG does have net exposure to market risks, primarily within its insurance businesses. These asset-liability exposures are predominantly structural in nature, and not the result of speculative positioning to take advantage of short-term market opportunities. The Market Risk Management Department (MRM), which reports to the CRO, is responsible for control and oversight of market risks in all aspects of AIG’s financial services, insurance, and investment activities.
AIG’s market exposures arise from the following:

•	AIG is a globally diversified enterprise with capital deployed in a variety of currencies. Capital deployed in AIG’s overseas businesses, when converted into U.S. dollars for financial reporting purposes, constitutes a “long foreign currency/short U.S. dollar” market exposure on AIG’s balance sheet. Similarly, overseas earnings denominated in foreign currency also represent a “long foreign currency/short U.S. dollar” market exposure on AIG’s income statement.
•	Much of AIG’s domestic capital is invested in fixed income or equity securities, leading to exposures to U.S. yields and equity markets.
•	Several of AIG’s Foreign Life subsidiaries operate in developing markets where maturities on longer-term life insurance liabilities exceed the maximum maturities of available local currency assets.
    AIG analyzes market risk using various statistical techniques including Value at Risk (VaR). VaR is a summary statistical measure that uses the estimated volatility and correlation of market factors to calculate the maximum loss that could occur over a defined period of time given a certain probability. VaR measures not only the size of individual exposures but also the interaction between different market exposures, thereby providing a portfolio approach to measuring market risk. Substantially similar VaR methodologies are used to determine capital requirements for market risk within AIG’s economic capital framework.
    While VaR models are relatively sophisticated, their results are limited by the assumptions and parameters used in these models. AIG believes that statistical models alone do not provide a reliable method of monitoring and controlling market risk. Therefore, such models are tools and do not substitute for the experience or judgment of senior management.
Insurance, Asset Management and Non-Trading Financial Services VaR
AIG has performed one comprehensive VaR analysis across all of its non-trading businesses, and a separate VaR analysis for its trading business at AIGFP. The comprehensive VaR is categorized by AIG business segment (General Insurance, Life Insurance & Retirement Services, Financial Services and Asset Management) and also by market risk factor (interest rate, currency and equity).
    For the insurance segments, assets included are invested assets (excluding real estate and investment income due and accrued), and liabilities included are reserve for losses and loss expenses, reserve for unearned premiums, future policy benefits for life and accident and health insurance contracts and other policyholders’ funds. For financial services companies, loans and leases represent the majority of assets represented in the VaR calculation, while bonds and notes issued represent the majority of liabilities.
    AIG calculated the VaR with respect to net fair values as of December 31, 2006 and 2005. The VaR number represents the maximum potential loss as of those dates that could be incurred with a 95 percent confidence (i.e., only five percent of historical scenarios show losses greater than the VaR figure) within a one-month holding period. AIG uses the historical simulation methodology that entails repricing all assets and liabilities under explicit changes in market rates within a specific historical time period. AIG uses the most recent three years of historical market information for interest rates, foreign exchange rates, and equity index prices. For each scenario, each transaction was repriced. Segment and AIG-wide scenario values are then calculated by netting the values of all the underlying assets and liabilities.
88       AIG 2006 Form 10-K

American International Group, Inc. and Subsidiaries

The following table presents the year-end, average, high and low VaRs on a diversified basis and of each component of market risk for each of AIG’s non-trading investments as of December 31, 2006 and 2005. The diversified VaR is usually smaller than the sum of its components due to correlation effects.

		For the Year Ended				For the Year Ended
		December 31, 2006				December 31, 2005

(in millions)	As of December 31	Average	High	Low	As of December 31	Average	High	Low

Total AIG Non-Trading Market risk:
Diversified	$5,073	$5,209	$5,783	$4,852	$5,186	$5,353	$5,543	$5,186
Interest rate	4,577	4,962	5,765	4,498	4,869	4,963	5,223	4,707
Currency	686	641	707	509	667	622	667	532
Equity	1,873	1,754	1,873	1,650	1,650	2,113	2,358	1,650
General Insurance:
Market risk:
Diversified	$1,717	$1,697	$1,776	$1,617	$1,617	$1,585	$1,672	$1,396
Interest rate	1,541	1,635	1,717	1,541	1,717	1,746	1,931	1,563
Currency	212	162	212	119	130	125	139	111
Equity	573	551	573	535	535	651	727	535
Life Insurance & Retirement Services:
Market risk: Diversified	$4,574	$4,672	$5,224	$4,307	$4,307	$4,710	$5,088	$4,307
Interest rate	4,471	4,563	5,060	4,229	4,277	4,425	4,715	4,277
Currency	568	538	592	459	538	515	556	441
Equity	1,293	1,228	1,299	1,133	1,133	1,396	1,559	1,133
Non-Trading
Financial Services:
Market risk:
Diversified	$125	$165	$252	$125	$252	$161	$252	$85
Interest rate	127	166	249	127	249	165	249	85
Currency	11	8	11	7	10	7	10	4
Equity	1	1	2	1	2	2	2	1
Asset Management:
Market risk:
Combined	$64	$144	$190	$64	$186	$148	$186	$113
Interest rate	63	145	192	63	189	137	189	101
Currency	3	4	7	3	4	2	4	2
Equity	8	9	13	8	13	75	178	13

    AIG’s total VaR declined from $5.2 billion at the end of 2005 to $5.1 billion at the end of 2006, even as the diversified VaR in each of the Insurance segments grew modestly. Two factors contributed to the decline in total VaR. A reduction in interest rate volatility in many currencies moderated AIG’s interest rate risk profile, and higher correlations between the long asset duration exposure in U.S. fixed income and long liability duration exposures in many emerging markets provided a greater diversification benefit during 2006. Lower VaR figures in both the Financial Services and Asset Management segments during 2006 were the result of a combination of closer duration matching and a reduction of interest rate volatility.
Operational Risk Management
AIG has established a corporate-level Operational Risk Management Department (ORM) to oversee AIG’s operational risk management practices. The Director of ORM reports to the CRO. ORM is responsible for establishing the framework, principles and guidelines for operational risk management. This framework also utilizes the risk management efforts of AIG’s compliance, legal and regulatory and internal audit functions. ORM also manages compliance with the requirements of the Sarbanes-Oxley Act of 2002.
    Each business is responsible for implementing the components of AIG’s operational risk management program to ensure that effective operational risk management practices are utilized throughout AIG. These components include governance, risk and control self assessment, risk event data analysis, and key risk indicators. The program currently incorporates the following:

•	Governance
    Strong governance sets the appropriate tone to enable effective management of the risks inherent in each of AIG’s businesses, as well as aid in the management of reputational risk. Each AIG business is responsible for maintaining appropriate governance over its management of operational risk. This respon-
Form 10-K 2006 AIG        89

American International Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

sibility includes developing and implementing policies, procedures, management oversight processes, and other governance-related activities consistent with AIG’s overall operational risk management process.

•	Risk and Control Self Assessment
    AIG’s operational risk management program includes a self assessment process. The self assessment process is used to identify key operational risks in a business and evaluate the effectiveness of existing controls to mitigate those risks, as well as develop corrective action plans for identified deficiencies.
Insurance Risk Management
Reinsurance
AIG uses reinsurance programs for its general insurance risks as follows: (i) facultative to cover large individual exposures; (ii) quota share treaties to cover specific books of business; (iii) excess of loss treaties to cover large losses; and (iv) catastrophe treaties to cover certain catastrophes including earthquake, flood, wind and terror. AIG’s Reinsurance Security Department conducts periodic detailed assessments of the reinsurance markets and current and potential reinsurers, both foreign and domestic. Such assessments may include, but are not limited to, identifying if a reinsurer is appropriately licensed and has sufficient financial capacity, and evaluating the local economic environment in which a foreign reinsurer operates.
    AIG enters into intercompany reinsurance transactions, primarily through AIRCO, for its General Insurance and Life Insurance & Retirement Services operations. AIG enters into these transactions as a sound and prudent business practice in order to maintain underwriting control and spread insurance risk among AIG’s various legal entities. AIG generally obtains letters of credit from third-party financial institutions in order to obtain statutory recognition of these intercompany reinsurance transactions. At December 31, 2006, approximately $4.0 billion of letters of credit were outstanding to cover intercompany reinsurance transactions with AIRCO or other General Insurance subsidiaries.
    Although reinsurance arrangements do not relieve AIG subsidiaries from their direct obligations to insureds, an efficient and effective reinsurance program substantially limits AIG’s exposure to potentially significant losses. AIG continually evaluates the reinsurance markets and the relative attractiveness of various arrangements for coverage, including structures such as catastrophe bonds, insurance risk securitizations and “sidecar” and similar vehicles.
    Effective July 15, 2006, Lexington and Concord Re Limited (Concord Re), a “sidecar” reinsurer that was established exclusively to reinsure Lexington, entered into a quota share reinsurance agreement covering the U.S. commercial property insurance business written by Lexington. Concord Re was capitalized with approximately $730 million through the issuance of equity securities and loans from third party investors. AIG and its subsidiaries invest in a wide variety of investment vehicles managed by third parties where AIG has no control over investment decisions. Accordingly, there can be no assurance that such vehicles do not, or will not, hold securities of Concord Re.
Reinsurance Recoverable
The Reinsurance Security Department reviews the nature of the risks ceded to reinsurers and the requirements for credit risk mitigants. For example, in AIG’s treaty reinsurance contracts, AIG frequently includes provisions that require a reinsurer to post collateral when a referenced event occurs. Furthermore, AIG limits its unsecured exposure to reinsurers through the use of credit triggers, which include, but are not limited to, insurer financial strength rating downgrades, declines in policyholders surplus below predetermined levels or reaching maximum limits of reinsurance recoverable. In addition, AIG’s CRC reviews all reinsurer exposures and credit limits and approves most large reinsurer credit limits that represent actual or potential credit concentrations. AIG believes that no exposure to a single reinsurer represents an inappropriate concentration of risk to AIG, nor is AIG’s business substantially dependent upon any single reinsurance contract.
    AIG’s consolidated general reinsurance assets amounted to $21.8 billion at December 31, 2006. AIG manages the credit risk in its reinsurance relationships by transacting with reinsurers that it considers financially sound, and when necessary AIG holds substantial collateral in the form of funds, securities and/or irrevocable letters of credit. This collateral can be drawn on for amounts that remain unpaid beyond specified time periods on an individual reinsurer basis. At December 31, 2006, approximately 54 percent of the general reinsurance assets were from unauthorized reinsurers. Many of these balances were collateralized, permitting statutory recognition. Additionally, with the approval of insurance regulators, AIG posted approximately $2 billion of letters of credit issued by commercial banks in favor of certain Domestic General Insurance companies to permit those companies statutory recognition of balances otherwise uncollateralized at December 31, 2006. The remaining 46 percent of the general reinsurance assets were from authorized reinsurers. The terms authorized and unauthorized pertain to regulatory categories, not creditworthiness. At December 31, 2006, approximately 85 percent of the balances with respect to authorized reinsurers are from reinsurers rated A (excellent) or better, as rated by A.M. Best, or A (strong) or better, as rated by S&P. These ratings are measures of financial strength.
90       AIG 2006 Form 10-K

American International Group, Inc. and Subsidiaries

The following table provides information for each reinsurer representing in excess of five percent of AIG’s general reinsurance assets at December 31, 2006.

				Percent of
		A.M.	Gross	General		Uncollateralized
	S&P	Best	Reinsurance	Reinsurance	Collateral	Reinsurance
(in millions)	Rating	Rating	Assets	Assets, Net	Held(a)	Assets

Reinsurer:
Swiss Reinsurance Group	AA-	A+	$2,032	9.3%	$339	$1,693
Berkshire Hathaway Insurance Group	AAA	A++	$1,575	7.2%	$144	$1,431
Munich Reinsurance Group	AA-	A+	$1,268	5.8%	$341	$927
Lloyd’s Syndicates — Lloyd’s of London(b)	A	A	$1,250	5.7%	$101	$1,149

(a)	Excludes collateral held in excess of applicable treaty balances.

(b)	Excludes Equitas gross reinsurance assets that are unrated, which are less than five percent of AIG’s general reinsurance assets.
At December 31, 2006, consolidated general reinsurance assets of $21.8 billion include reinsurance recoverables for paid losses and loss expenses of $1.0 billion and $17.3 billion with respect to the ceded reserve for losses and loss expenses, including ceded losses IBNR (ceded reserves) and $3.5 billion of ceded reserve for unearned premiums. The ceded reserve for losses and loss expenses represent the accumulation of estimates of ultimate ceded losses including provisions for ceded IBNR and loss expenses. The methods used to determine such estimates and to establish the resulting ceded reserves involve significant judgment in projecting the frequency and severity of losses over multiple years and are continually reviewed and updated by management. Any adjustments thereto are reflected in income currently. It is AIG’s belief that the ceded reserves for losses and loss expenses at December 31, 2006 were representative of the ultimate losses recoverable. In the future, as the ceded reserves continue to develop to ultimate amounts, the ultimate loss recoverable may be greater or less than the reserves currently ceded.
    AIG maintains an allowance for estimated unrecoverable reinsurance of $536 million. The allowance was reduced substantially during 2006, as uncollectible amounts due from individual reinsurers were charged off against the allowance, primarily as a result of the balance sheet reconciliation remediation process; in addition, a portion of the allowance was reclassified to align it with the related receivable. The reduction for charge offs was partially offset by additional provisions totaling $147 million during 2006. At December 31, 2006, AIG had no significant reinsurance recoverables due from any individual reinsurer that was financially troubled (i.e., liquidated, insolvent, in receivership or otherwise subject to formal or informal regulatory restriction).
Segment Risk Management
Other than as described above, AIG manages its business risk oversight activities through its business segments.
Insurance Operations
AIG’s multiple insurance businesses conducted on a global basis expose AIG to a wide variety of risks with different time horizons. These risks are managed throughout the organization, both centrally and locally, through a number of procedures, including: (i) pre-launch approval of product design, development and distribution; (ii) underwriting approval processes and authorities; (iii) exposure limits with ongoing monitoring; (iv) modeling and reporting of aggregations and limit concentrations at multiple levels (policy, line of business, product group, country, individual/group, correlation and catastrophic risk events); (v) compliance with financial reporting and capital and solvency targets; (vi) extensive use of reinsurance, both internal and third-party; and (vii) review and establishment of reserves.
    AIG has two major categories of insurance risks as follows:

•	General Insurance — risks covered include property, casualty, fidelity/surety, management liability and mortgage insurance. Risks in the general insurance segment are managed through aggregations and limitations of concentrations at multiple levels: policy, line of business, correlation and catastrophic risk events.
•	Life Insurance & Retirement Services — risks include mortality and morbidity in the insurance-oriented products and insufficient cash flows to cover contract liabilities in the retirement savings-oriented products. In the Life Insurance & Retirement Services segment, risk is aggregated and limited by individual/group, product group, country and catastrophic risk events.
    AIG closely manages insurance risk by overseeing and controlling the nature and geographic location of the risks in each line of business underwritten, the terms and conditions of the underwriting and the premiums charged for taking on the risk. Concentrations of risk primarily arise from external events, such as wind, flood, earthquake, terrorism and pandemics, which are analyzed using various modeling techniques.
    AIG is a major purchaser of reinsurance for its insurance operations. The use of reinsurance facilitates insurance risk management (retention, volatility, concentrations) and capital planning locally (branch and subsidiary). Pooling of AIG’s reinsurance risks enables AIG to purchase reinsurance more efficiently at a consolidated level, manage global counterparty risk and relationships and manage global catastrophe risks, both for the General Insurance and Life Insurance & Retirement Services businesses.
General Insurance
In General Insurance, underwriting risks are managed through the application approval process, exposure limitations as well as through exclusions, coverage limits and reinsurance. The risks covered by AIG are managed through limits on delegated under-
Form 10-K 2006 AIG        91

American International Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

writing authority, the use of sound underwriting practices, pricing procedures and the use of actuarial analysis as part of the determination of overall adequacy of provisions for insurance contract liabilities.
    A primary goal of AIG in managing its General Insurance operations is to achieve an underwriting profit. To achieve this goal, AIG must be disciplined in its risk selection, and premiums must be adequate and terms and conditions appropriate to cover the risk accepted.
Catastrophe Exposures
The nature of AIG’s business exposes it to various catastrophic risk events in which multiple losses across multiple lines of business can occur in any calendar year. In order to control this exposure, AIG uses a combination of techniques, including setting aggregate limits in key business units, monitoring and modeling accumulated exposures and purchasing catastrophe reinsurance to supplement its other reinsurance protections.
    Natural disasters such as hurricanes, earthquakes and other catastrophes have the potential to adversely affect AIG’s operating results. Other risks, such as an outbreak of a pandemic disease, such as the Avian Influenza A Virus (H5N1), could adversely affect AIG’s business and operating results to an extent that may be only partially offset by reinsurance programs.
    AIG evaluates catastrophic events and assesses the probability of occurrence and magnitude of catastrophic events through the use of state-of-the-art industry recognized models, among other techniques. AIG supplements these models by periodically monitoring the risk exposure of AIG’s worldwide General Insurance operations and adjusting such models accordingly. Following is an overview of modeled losses associated with the more significant natural perils, which includes exposures for DBG, Personal Lines, Foreign General (other than Ascot), HSB and 21st Century. Transatlantic and Ascot utilize a different model, and their combined results are presented separately below. The modeled results assume that all reinsurers fulfill their obligations to AIG in accordance with their terms.
    It is important to recognize that there is no standard methodology to project the possible losses from total property and workers compensation exposures. Further, there are no industry standard assumptions to be utilized in projecting these losses. The use of different methodologies and assumptions could materially change the projected losses. Therefore, these modeled losses may not be comparable to estimates made by other companies.
    These estimates are inherently uncertain and may not reflect AIG’s maximum exposures to these events. It is highly likely that AIG’s losses will vary, perhaps significantly, from these estimates.
    The modeled results provided in the table below were based on the aggregate exceedence probability (AEP) losses which represent total property and workers compensation losses that may occur in any single year from one or more natural events. The model, which has been updated to reflect 2005 catastrophes, generally used exposure data as of mid-year 2006 and the current reinsurance program structure. The values provided were based on 100-year return period losses, which have a one percent likelihood of being exceeded in any single year. Thus, the model projects that there is a one percent probability that AIG could incur in any year losses in excess of the modeled amounts for these perils.

			Net, After	Percentage of Total
		Net of	Income	Shareholders’ Equity at
(in millions)	Gross	Reinsurance	Taxes	December 31, 2006

Natural Peril:
Earthquake	$3,676	$2,474	$1,608	1.6%
Tropical Cyclone*	$4,780	$3,196	$2,077	2.0%

*	Includes hurricanes, typhoons and other wind-related events.
    The combined earthquake and tropical cyclone 100-year return period modeled losses for Ascot and Transatlantic together are estimated to be $1.1 billion, on a gross basis, $761 million, net of reinsurance, and $494 million, net after income taxes, or 0.5 percent of total shareholders’ equity at December 31, 2006.
    In addition, AIG evaluates potential single event earthquake and hurricane losses that may be incurred. The single events utilized are a subset of potential events identified and utilized by Lloyd’s(1) and referred to as Realistic Disaster Scenarios (RDSs). The purpose of this analysis is to utilize these RDSs to provide a reference frame and place into context the model results. However, it is important to note that the specific events used for this analysis do not necessarily represent the worst case loss that AIG could incur from this type of an event in these regions. The losses associated with the RDSs are included in the table below.
    Single event modeled property and workers compensation losses to AIG’s worldwide portfolio of risk for key geographic areas. Gross values represent AIG’s liability after the application of policy limits and deductibles, and net values represent losses after all reinsurance is applied.

		Net of
(in millions)	Gross	Reinsurance

Natural Peril:
Miami Hurricane	$4,493	$2,798
San Francisco Earthquake	4,029	2,613
Northeast Hurricane	3,711	2,592
Los Angeles Earthquake	3,508	2,440
Gulf Coast Hurricane	2,609	1,717
Japanese Earthquake	553	150
European Windstorm	230	83
Japanese Typhoon	178	143

(1)	Lloyd’s Realistic Disaster Scenarios, Scenario Specifications, April 2006
92       AIG 2006 Form 10-K

American International Group, Inc. and Subsidiaries

The specific international RDS events do not necessarily correspond to AIG’s international exposures. As a result, AIG runs its own simulations where statistical return period losses associated with the written exposure specific to AIG provide the basis for monitoring risk. Based on these simulations, the 100-year return period for Japanese Earthquake is $296 million gross, and $120 million net, the 100-year return period for European Windstorm is $269 million gross, and $80 million net, and the 100-year return period for Japanese Typhoon is $306 million gross, and $252 million net.
    ACTUAL RESULTS IN ANY PERIOD ARE LIKELY TO VARY, PERHAPS MATERIALLY, FROM THE MODELED SCENARIOS, AND THE OCCURRENCE OF ONE OR MORE SEVERE EVENTS COULD HAVE A MATERIAL ADVERSE EFFECT ON AIG’S FINANCIAL CONDITION, RESULTS OF OPERATIONS AND LIQUIDITY.
Measures Implemented to Control Hurricane and Earthquake Catastrophic Risk
Catastrophic risk from the earthquake and hurricane perils is proactively managed through reinsurance programs, and aggregate accumulation monitoring. Catastrophe reinsurance is purchased by AIG from financially sound reinsurers. Recoveries under this program, along with other non-catastrophic reinsurance protections, are reflected in the net values provided in the tables above. In addition to catastrophic reinsurance programs, hurricane and earthquake exposures are controlled by periodically monitoring aggregate exposures. The aggregate exposures are calculated by compiling total liability within AIG defined hurricane and earthquake catastrophe risk zones and therefore represent the maximum that could be lost in any individual zone. These aggregate accumulations are tracked over time in order to monitor both long and short term trends. AIG’s major property writers, Lexington and AIG private client group, have also implemented catastrophe-related underwriting procedures and manage their books at an account level. Lexington individually models most accounts prior to binding in order to specifically quantify catastrophic risk for each account.
Terrorism
Exposure to loss from terrorist attack is controlled by limiting the aggregate accumulation of workers compensation and property insurance that is underwritten within defined target locations. Modeling is used to provide projections of probable maximum loss by target location based upon the actual exposures of AIG policyholders.
    Terrorism risk is monitored to manage AIG’s exposure. AIG shares its exposures to terrorism risks under the Terrorism Risk Insurance Act (TRIA). During 2006, AIG’s deductible under TRIA was approximately $3.3 billion, with a 10 percent share of certified terrorism losses in excess of the deductible. As of January 1, 2007, the deductible increased to approximately $4.0 billion, with a 15 percent share of certified terrorism losses in excess of the deductible. Without an extension by Congress, TRIA will sunset at December 31, 2007. Should TRIA not be renewed, AIG would expect to reassess and modify its underwriting guidelines and retention levels as appropriate.
Life Insurance & Retirement Services
In Life Insurance & Retirement Services, the primary risks are (i) underwriting, which represents the exposure to loss resulting from the actual policy experience emerging adversely in comparison to the assumptions made in the product pricing associated with mortality, morbidity, termination and expenses; and (ii) investment risk which represents the exposure to loss resulting from the cash flows from the invested assets being less than the cash flows required to meet the obligations of the expected policy and contract liabilities and the necessary return on investments. AIG businesses manage these risks through exposure limitations and the active management of the asset-liability relationship in their operations. The emergence of significant adverse experience would require an adjustment to DAC and benefit reserves that could have a material adverse effect on AIG’s consolidated results of operations for a particular period.
    AIG’s Foreign Life Insurance & Retirement Services companies generally limit their maximum underwriting exposure on life insurance of a single life to approximately $1.7 million of coverage. AIG’s Domestic Life Insurance & Retirement Services companies limit their maximum underwriting exposure on life insurance of a single life to $10 million of coverage in certain circumstances by using yearly renewable term reinsurance. In Life Insurance & Retirement Services, the reinsurance programs provide risk mitigation per policy, per individual life and group covers and for catastrophic risk events.
Pandemic Influenza
The potential for a pandemic influenza outbreak has received much recent attention. While outbreaks of the Avian Flu continue to occur among poultry or wild birds in a number of countries in Asia, Europe, including the U.K., and Africa, transmission to humans has been rare to date. If the virus mutates to a form that can be transmitted from human to human, it has the potential to spread rapidly worldwide. If such an outbreak were to take place, early quarantine and vaccination could be critical to containment.
    The contagion and mortality rates of any mutated H5N1 virus that can be transmitted from human to human are highly speculative. AIG continues to monitor the developing facts. A significant global outbreak could have a material adverse effect on Life Insurance & Retirement Services operating results and liquidity from increased mortality and morbidity rates. AIG continues to analyze its exposure to this serious threat and has engaged an external risk management firm to model loss scenarios associated with an outbreak of Avian Flu. Using a 1 in 100-year return period, AIG estimates its after-tax net losses under its life insurance policies due to Avian Flu at less than 1 percent of consolidated shareholders’ equity as of December 31, 2006. This estimate was calculated over a 3-year period, although the majority of the losses would be incurred in the first year. The modeled losses calculated were based on 2005 policy data representing approximately 90 percent of AIG’s individual life, group life and credit life books of business, net of reinsurance. This estimate does not include claims that could be made under other policies, such as business interruption or general liability
Form 10-K 2006 AIG        93

American International Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

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
Investments
AIG’s fixed maturity investments totaled $417.9 billion at December 31, 2006, compared to $385.7 billion at December 31, 2005. AIG’s investment strategies are tailored to the specific business needs of each operating unit based on considerations that include the local market, liability duration and cash flow characteristics, rating agency and regulatory capital considerations, legal investment limitations, tax optimization, diversification and credit limits. These strategies are intended to produce a reasonably stable and predictable return throughout the economic cycle, without undue risk or volatility.
    At December 31, 2006, approximately 57 percent of the fixed maturities investments were domestic securities. Approximately 39 percent of such domestic securities were rated AAA by one or more of the principal rating agencies. Approximately five percent were below investment grade or not rated.
    A significant portion of the foreign fixed income portfolio is rated by Moody’s, S&P or similar foreign rating services. Rating services are not available in all overseas locations. The CRC closely reviews the credit quality of the foreign portfolio’s non-rated fixed income investments. At December 31, 2006, approximately 20 percent of the foreign fixed income investments were either rated AAA or, on the basis of AIG’s internal analysis, were equivalent from a credit standpoint to securities so rated. Approximately five percent were below investment grade or not rated at that date. A large portion of the foreign fixed income portfolio is sovereign fixed maturity securities supporting the policy liabilities in the country of issuance.
    The credit ratings of fixed maturity investments, other than those of AIGFP, at December 31, 2006 were:

2006

AAA	31%
AA	26
A	23
BBB	14
Below investment grade	4
Non-rated	2

Total	100%

    AIG uses asset-liability matching as a management tool worldwide in the life insurance business to determine the composition of the invested assets and appropriate marketing strategies. AIG’s objective is to maintain a matched asset-liability structure. However, in certain markets, the absence of long-dated fixed income instruments may preclude a matched asset-liability position in those markets. In addition, AIG may occasionally determine that it is economically advantageous to be temporarily in an unmatched position.
Financial Services
AIG’s Financial Services subsidiaries engage in diversified activities including aircraft and equipment leasing, capital markets, consumer finance and insurance premium finance.
Aircraft Leasing
AIG’s Aircraft Leasing operations represent the operations of ILFC, which generates its revenues primarily from leasing new and used commercial jet aircraft to scheduled and charter airlines and companies associated with the airline industry. Risks inherent in this business, and which are managed at the business unit level, include: (i) the risk that there will be no market for the aircraft acquired; (ii) the risk that aircraft cannot be placed with lessees; (iii) the risk of nonperformance by lessees; and (iv) the risk that aircraft and related assets cannot be disposed of at the time and in a manner desired.
Capital Markets
The Capital Markets operations of AIG are conducted primarily through AIGFP, which engages as principal in standard and customized interest rate, currency, equity, commodity, energy and credit products with top-tier corporations, financial institutions, governments, agencies, institutional investors and high-net-worth individuals throughout the world.
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
    AIGFP actively manages its exposures to limit potential losses, while maximizing the rewards afforded by these business opportunities. In doing so, AIGFP must continually manage a variety of exposures including credit, market, liquidity, operational and legal risks.
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
    In certain cases, the credit risk associated with a designated portfolio is tranched into different layers of risk, which are then analyzed and rated by the credit rating agencies. Typically, there
94       AIG 2006 Form 10-K

American International Group, Inc. and Subsidiaries

will be an equity layer covering the first credit losses in respect of the portfolio up to a specified percentage of the total portfolio, and then successive layers that are rated, generally a BBB-rated layer, an A-rated layer, an AA-rated layer, and one or more AAA-rated layers. In transactions that are rated, the risk layer or tranche that is immediately junior to the threshold level above which AIGFP’s payment obligation would generally arise is rated AAA by the rating agencies. In transactions that are not rated, AIGFP applies the same risk criteria for setting the threshold level for its payment obligations. Therefore, the risk layer assumed by AIGFP with respect to the designated portfolio in these transactions is often called the “super senior” risk layer, defined as the layer of credit risk senior to a risk layer that has been rated AAA by the credit rating agencies, or if the transaction is not rated, equivalent thereto.
    AIGFP continually monitors the underlying portfolios to determine whether the credit loss experience for any particular portfolio has caused the likelihood of AIGFP having a payment obligation under the transaction to be greater than super senior risk. AIGFP maintains the ability opportunistically to economically hedge specific securities in a portfolio and thereby further limit its exposure to loss and has hedged outstanding transactions in this manner on occasion. At December 31, 2006, the notional amount with respect to the Capital Markets credit derivative portfolio (including the super senior transactions) was $483.6 billion.
    Financial Services securities available for sale is predominately a diversified portfolio of high grade fixed income securities. At December 31, 2006, the average credit rating of this portfolio was in the AA+ category or the equivalent thereto as determined through rating agencies or internal review. AIGFP has also entered into credit derivative transactions to economically hedge its credit risk associated with $128 million of these securities. Securities deemed below investment grade at December 31, 2006 amounted to approximately $340 million in fair value representing 0.7 percent of the total AIGFP securities available for sale. There have been no significant downgrades through February 15, 2007. If its securities available for sale portfolio were to suffer significant default and the collateral held declined significantly in value with no replacement or the credit default swap counterparty failed to perform, AIGFP could have a liquidity strain. AIG guarantees AIGFP’s payment obligations, including its debt obligations.
    AIGFP’s management objective is to minimize interest rate, currency, commodity and equity risks associated with its securities available for sale. That is, when AIGFP purchases a security for its securities available for sale investment portfolio, it simultaneously enters into an offsetting internal hedge such that the payment terms of the hedging transaction offset the payment terms of the investment security, which achieves the economic result of converting the return on the underlying security to U.S. dollar LIBOR plus or minus a spread based on the underlying profit on each security on the initial trade date. The market risk associated with such internal hedges is managed on a portfolio basis, with third-party hedging transactions executed as necessary. These hedging activities did not qualify for hedge accounting treatment under FAS 133.
    Securities purchased under agreements to resell are treated as collateralized financing transactions. AIGFP takes possession of or obtains a security interest in securities purchased under agreements to resell.
    A counterparty may default on any obligation to AIG, including a derivative contract. Credit risk is a consequence of extending credit and/or carrying trading and investment positions. Credit risk exists for a derivative contract when that contract has a positive fair value to AIG. The maximum potential exposure will increase or decrease during the life of the derivative commitments as a function of maturity and market conditions. To help manage this risk, AIGFP’s credit department operates within the guidelines set by the CRC. Transactions which fall outside these pre-established guidelines require the specific approval of the CRC. It is also AIG’s policy to establish reserves for potential credit impairment when necessary.
    In addition, AIGFP utilizes various credit enhancements, including letters of credit, guarantees, collateral, credit triggers, credit derivatives and margin agreements to reduce the credit risk relating to its outstanding financial derivative transactions. AIGFP requires credit enhancements in connection with specific transactions based on, among other things, the creditworthiness of the counterparties, and the transaction’s size and maturity. Furthermore, AIGFP generally seeks to enter into agreements that have the benefit of set-off and close-out netting provisions. These provisions provide that, in the case of an early termination of a transaction, AIGFP can set-off its receivables from a counterparty against its payables to the same counterparty arising out of all covered transactions. As a result, where a legally enforceable netting agreement exists, the fair value of the transaction with the counterparty represents the net sum of estimated positive fair values. The fair value of AIGFP’s interest rate, currency, commodity and equity swaps, options, swaptions, and forward commitments, futures, and forward contracts approximated $19.25 billion at December 31, 2006 and $18.70 billion at December 31, 2005. Where applicable, these amounts have been determined in accordance with the respective close-out netting provisions.
    AIGFP independently evaluates the counterparty credit quality by reference to ratings from rating agencies or, where such ratings are not available, by internal analysis consistent with the risk rating policies of the CRC. In addition, AIGFP’s credit approval process involves pre-set counterparty and country credit exposure limits and, for particularly credit-intensive transactions, requires approval from the CRC. AIG estimates that the average credit rating of Capital Markets derivatives counterparties, measured by reference to the fair value of its derivative portfolio as a whole, is equivalent to the AA rating category.
Form 10-K 2006 AIG        95

American International Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

    At December 31, 2006 and 2005, the distribution by counterparty credit quality with respect to the fair value of Capital Markets derivatives portfolios was as follows:

	Percentage of
	Total Fair
	Value

	2006	2005

Counterparty credit quality:
AAA	28%	24%
AA	41	43
A	19	21
BBB	11	9
Below investment grade	1	3

Total	100%	100%

Capital Markets Trading VaR
AIGFP maintains a very conservative market risk profile and minimizes risk in interest rates, equities, commodities and foreign exchange. Market exposures in option implied volatilities, correlations and basis risks are also minimized over time but those are the main types of market risks that AIGFP manages. As a result, AIGFP’s operating income due to changes in market prices and rates is generally a very small percentage of its overall operating income.
    AIGFP’s minimal reliance on market risk driven revenue is reflected in its VaR. AIGFP’s VaR calculation is based on the interest rate, equity, commodity and foreign exchange risk arising from its portfolio. Because the market risk with respect to securities available for sale, at market, is substantially hedged, segregation of the financial instruments into trading and other than trading was not deemed necessary.
    In the calculation of VaR for AIGFP, AIG uses the historical simulation methodology that entails repricing all transactions under explicit changes in market rates within a specific historical time period. AIGFP attempts to secure reliable and independent current market prices, such as published exchange prices, external subscription services such as Bloomberg or Reuters, or third-party broker quotes. When such prices are not available, AIGFP uses an internal methodology which includes extrapolation from observable and verifiable prices nearest to the dates of the transactions. Historically, actual results have not deviated from these models in any material respect.
    AIGFP reports its VaR using a 95 percent confidence interval and a one-day holding period, facilitating risk comparison with AIGFP’s trading peers and reflecting the fact that market risks can be actively assumed and offset in AIGFP’s trading portfolio.
The following table presents the year-end, average, high, and low VaRs on a diversified basis and of each component of market risk for Capital Markets operations for the years 2006 and 2005. The diversified VaR is usually smaller than the sum of its components due to correlation effects.

		For the Year Ended				For the Year Ended
		December 31, 2006				December 31, 2005

(in millions)	As of December 31	Average	High	Low	As of December 31	Average	High	Low

Total AIG trading market risk:
Diversified	$4	$4	$7	$3	$5	$4	$7	$3
Interest rate	2	2	3	1	2	2	3	1
Currency	1	1	3	1	1	1	1	—
Equity	3	3	4	2	3	2	5	—
Commodity	3	3	4	2	2	2	3	1

*	In 2006, VaR calculations were changed from a 30-day holding period to a one-day holding period. Accordingly, the 2005 VaR amounts have been restated to reflect this change.
Consumer Finance
AIG’s Consumer Finance operations provide a wide variety of consumer finance products, including real estate and other consumer loans, credit card loans, retail sales finance and credit-related insurance to customers both domestically and overseas, particularly in emerging markets. Consumer Finance operations include AGF as well as AIGCFG. AGF provides a wide variety of consumer finance products, including real estate loans, non-real estate loans, retail sales finance and credit-related insurance to customers in the United States, Puerto Rico and the U.S. Virgin Islands. AIGCFG, through its subsidiaries, is engaged in developing a multi-product consumer finance business with an emphasis on emerging markets.
    Many of AGF’s borrowers are non-prime or sub-prime. Current economic conditions, such as interest rate and employment levels, can have a direct effect on the borrowers’ ability to repay these loans. AGF manages the credit risk inherent in its portfolio by using credit scoring models at the time of credit applications, established underwriting criteria, and, in certain cases, individual loan reviews. AGF monitors the quality of the finance receivables portfolio and determines the appropriate level of the allowance for losses through its Credit Strategy and Policy Committee. This Committee bases its conclusions on quantitative analyses, qualitative factors, current economic conditions and trends, and each Committee member’s experience in the consumer finance industry. Through 2006, the credit quality of AGF’s finance receivables continued to be strong. However, declines in the strength of the U.S. housing market or economy may adversely affect the future credit quality of these receivables.
    AIGCFG monitors the quality of its finance receivable portfolio and determines the appropriate level of the allowance for losses through several internal committees. These committees base their
96       AIG 2006 Form 10-K

American International Group, Inc. and Subsidiaries

conclusions on quantitative analysis, qualitative factors, current economic conditions and trends, political and regulatory implications, competition and the judgment of the committees’ members.
    AIG’s Consumer Finance operations are exposed to credit risk and risk of loss resulting from adverse fluctuations in interest rates and payment defaults. Credit loss exposure is managed through a combination of underwriting controls, mix of finance receivables, collateral and collection efficiency. Large product programs are subject to CRC approval.
    Over half of the finance receivables are real estate loans which are collateralized by the related properties. With respect to credit losses, the allowance for losses is maintained at a level considered adequate to absorb anticipated credit losses existing in that portfolio as of the balance sheet date.
Asset Management
AIG’s Asset Management operations are exposed to various forms of credit, market and operational risks. Asset Management complies with AIG’s corporate risk management guidelines and framework and is subject to periodic reviews by the CRC. In addition, transactions are referred to the Asset Management investment committees for approval of investment decisions.
    The majority of the credit and market risk exposures within Asset Management results from the spread-based investment business and the investment activities of AIG Global Real Estate Investment Corp.
    In the spread-based investment businesses, GIC and MIP, the primary risk is investment risk, which represents the exposure to loss resulting from the cash flows from the invested assets being less than the cash flows required to meet the obligations of the liabilities and the necessary return on investments. Credit risk is also a significant component of the investment strategy for these businesses. Market risk is taken in the form of duration and convexity risk. While AIG generally maintains a matched asset-liability relationship, it may occasionally determine that it is economically advantageous to be in an unmatched duration position. The risks in the spread-based businesses are managed through exposure limitations, active management of the investment portfolios and close oversight of the asset-liability relationship.
    Within AIG Global Real Estate Investment Corp., AIG is exposed to the general conditions in global real estate markets and the credit markets. Such exposure can subject Asset Management to delays in real estate sales, additional carrying costs and in turn affect operating results within the segment. These risks are mitigated through the underwriting process, transaction and contract terms and conditions and portfolio diversification by type of project, sponsor, real estate market and country. AIG’s exposure to real estate investments is monitored on an ongoing basis by the Asset Management real estate investment committee.
Economic Capital
Since mid 2005, AIG has been developing a firm-wide economic capital model to improve decision making and to enhance shareholder value. Economic Capital is the amount of capital the organization, its segments, profit centers, products or transactions require to cover potential, unexpected losses within a confidence level consistent with the risk profile selected by management. The Economic Capital requirement can then be compared with the economic capital resources available to AIG.
    The Economic Capital requirement is driven by exposures to risks and correlations among various types of risks. As a global financial conglomerate, AIG is exposed to various risks including underwriting, financial and operational risks. The Economic Capital initiative has modeled these risks into five major categories: property & casualty insurance risk, life insurance risk, market risk, credit risk and operational risk. Within each risk category, there are sub-risks that have been modeled in greater detail. The Economic Capital initiative also analyzes and includes diversification benefits within and across risk categories and business segments.
    A primary objective of the Economic Capital initiative is to develop a comprehensive framework to discuss capital and performance on a risk-adjusted basis internally with AIG management and externally with the investment community, credit providers, regulators and rating agencies. Economic Capital analysis provides a framework to validate AIG’s capital adequacy, to measure more precisely capital efficiency at various levels throughout the organization, to allocate capital consistently among AIG’s businesses, to quantify the specific areas of diversification benefits and to assess relative economic value added by a business, product or transaction to AIG as a whole. The Economic Capital initiative will also be a component in developing a more efficient capital structure. Other key areas of Economic Capital applications include strategic decision-making for mergers, acquisitions and divestitures, risk retention, reinsurance and hedging strategies and product development and pricing.
    During 2006, AIG developed a methodology framework that incorporates financial services industry best practices, maintains consistency with regulatory frameworks and reflects AIG’s distinct global business and management strategies. By utilizing stochastic simulation techniques, where appropriate, AIG enhanced existing models or developed new ones through a collaborative effort among business executives, actuaries, finance specialists and risk professionals. Initial assessments of Economic Capital were made and AIG began reviewing its economic capital model methodology with the rating agencies.
    The initial assessments were made at the corporate, segment and major business unit level, and detailed analyses of selected businesses and products were undertaken. AIG also developed assessments of diversification benefits across lines of business, geographic regions and risk categories. Given the breadth and global nature of AIG’s businesses, these benefits were found to be significant.
    The initial assessments have provided useful insight into the overall capital strength of the corporation and its segments and, to date, the initiative has introduced guidance concerning processes to assess economic risk and returns for selected issues, including funding and investment strategies for the MIP, product development, pricing, hedging for living benefits in the variable annuity business and asset-liability management strategies for life insurance products, particularly in Asian markets.
Form 10-K 2006 AIG        97

American International Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

    Throughout 2007, AIG will continue to enhance the methodology to provide assurance regarding the completeness and relevance of the model’s results. AIG will continue discussions with the rating agencies concerning its enterprise risk management processes and the results of its new economic capital model for their consideration in the rating process. AIG’s analysis and conclusions concerning the economic capital support of its segments and major business units will be further extended to include consideration for capital availability and mobility. The framework and process will increasingly provide assistance in management’s decision-making concerning capital management and capital allocation, mergers, acquisitions and divestitures, risk retention, reinsurance and hedging strategies and product development and pricing.
Recent Accounting Standards
At the March 2004 meeting, the Emerging Issues Task Force (EITF) reached a consensus with respect to Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” On September 30, 2004, the FASB issued FASB Staff Position (FSP) EITF Issue 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” In November 2005, the FASB issued FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which replaces the measurement and recognition guidance set forth in Issue No. 03-1 and codifies certain existing guidance on impairment.
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
    On February 16, 2006, the FASB issued FAS No. 155, “Accounting for Certain Hybrid Financial Instruments.”
    On January 17, 2007, the FASB issued Statement 133 Implementation Issue No. B40, “Embedded Derivatives: Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets” (Issue B40).
    On March 27, 2006, the FASB issued FASB FTB 85-4-1, “Accounting for Life Settlement Contracts by Third-Party Investors” (FSP 85-4-1), an amendment of FTB 85-4, “Accounting for Purchases of Life Insurance.”
    On April 13, 2006, the FASB issued FSP FIN 46(R)-6, “Determining the Variability to be Considered in Applying FASB Interpretation No. 46(R).”
    On July 13, 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48).
    Effective January 1, 2006, AIG adopted the fair value recognition provisions of Statement of FAS No. 123R “Share-Based Payments” (FAS 123R). For further discussion of this recent accounting standard and its application to AIG, see Note 14 of Notes to Consolidated Financial Statements.
    In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (FAS 157).
    In September 2006, the FASB issued FAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (FAS 158).
    In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (FAS 159).
    For further discussion of these recent accounting standards and their application to AIG, see Note 1(hh) of Notes to Consolidated Financial Statements.
98       AIG 2006 Form 10-K

American International Group, Inc. and Subsidiaries

Item 7A.
Quantitative and Qualitative Disclosures About Market Risk
Included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 8.
Financial Statements and Supplementary Data
American International Group, Inc. and Subsidiaries

Form 10-K 2006 AIG        99

American International Group, Inc. and Subsidiaries
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
American International Group, Inc.:
We have completed integrated audits of American International Group, Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated Financial Statements and Financial Statement Schedules
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of American International Group, Inc. and its subsidiaries (AIG) at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of AIG’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
    As described in Notes 1, 14 and 15 to the consolidated financial statements, AIG changed its accounting for certain hybrid financial instruments, life settlement contracts and share based compensation as of January 1, 2006, and certain employee benefit plans as of December 31, 2006.
Internal Control Over Financial Reporting
Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that AIG did not maintain effective internal control over financial reporting as of December 31, 2006 because of the effect of the material weakness relating to controls over income tax accounting, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). AIG’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of AIG’s internal control over financial reporting based on our audit.
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
    A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2006, a material weakness relating to the controls over income tax accounting has been identified and included in management’s assessment.
    Controls over income tax accounting: AIG did not maintain effective controls over the determination and reporting of certain components of the provision for income taxes and related income tax balances. Specifically, AIG did not maintain effective controls to review and monitor the accuracy of the components of the income tax provision calculations and related income tax balances and to monitor the differences between the income tax basis and the financial reporting basis of assets and liabilities to effectively
100       AIG 2006 Form 10-K

American International Group, Inc. and Subsidiaries
Report of Independent Registered Public Accounting Firm Continued

reconcile the differences to the deferred income tax balances. These control deficiencies resulted in adjustments to income tax expense, income taxes payable and deferred income tax asset and liability accounts in the 2006 annual and interim consolidated financial statements. Furthermore, these control deficiencies could result in a material misstatement of the annual or interim AIG consolidated financial statements that would not be prevented or detected. Accordingly, AIG management has concluded that these control deficiencies constitute a material weakness.
    This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and our opinion regarding the effectiveness of AIG’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
    In our opinion, management’s assessment that AIG did not maintain effective internal control over financial reporting as of December 31, 2006 is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, AIG has not maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO.
PricewaterhouseCoopers LLP
New York, New York
March 1, 2007
Form 10-K 2006 AIG        101

American International Group, Inc. and Subsidiaries
Consolidated Balance Sheet

December 31,
(in millions)	2006	2005

Assets:
Investments and financial services assets:
Fixed maturities:
Bonds available for sale, at fair value (amortized cost: 2006 — $377,698; 2005 — $349,612) (includes hybrid financial instruments: 2006 — $522)	$387,391	$359,516
Bonds held to maturity, at amortized cost (fair value: 2006 — $22,154; 2005 — $22,047)	21,437	21,528
Bond trading securities, at fair value (cost: 2006 — $9,016; 2005 — $4,623)	9,037	4,636
Equity securities:
Common stocks available for sale, at fair value (cost: 2006 — $10,662; 2005 — $10,125)	13,262	12,227
Common and preferred stocks trading, at fair value (cost: 2006 — $12,734; 2005 — $7,746)	14,421	8,959
Preferred stocks available for sale, at fair value (cost: 2006 — $2,485; 2005 — $2,282)	2,539	2,402
Mortgage loans on real estate, net of allowance (2006 — $55; 2005 — $54)	17,067	14,300
Policy loans	7,501	7,039
Collateral and guaranteed loans, net of allowance (2006 — $9; 2005 — $10)	3,850	3,570
Financial services assets:
Flight equipment primarily under operating leases, net of accumulated depreciation (2006 — $8,835; 2005 — $7,419)	39,875	36,245
Securities available for sale, at fair value (cost: 2006 — $45,912; 2005 — $37,572)	47,205	37,511
Trading securities, at fair value	5,031	6,499
Spot commodities	220	92
Unrealized gain on swaps, options and forward transactions	19,252	18,695
Trading assets	2,468	1,204
Securities purchased under agreements to resell, at contract value	33,702	14,547
Finance receivables, net of allowance (2006 — $737; 2005 — $670) (includes finance receivables held for sale: 2006 — $1,124; 2005 — $1,110)	29,573	27,995
Securities lending collateral, at fair value (which approximates cost)	69,306	59,471
Other invested assets	42,114	31,072
Short-term investments, at cost (approximates fair value)	25,249	15,342

Total investments and financial services assets	790,500	682,850
Cash	1,590	1,897
Investment income due and accrued	6,077	5,727
Premiums and insurance balances receivable, net of allowance (2006 — $756; 2005 — $871)	17,789	15,333
Reinsurance assets, net of allowance (2006 — $536; 2005 — $999)	23,355	24,978
Deferred policy acquisition costs	37,235	32,154
Investments in partially owned companies	1,101	1,158
Real estate and other fixed assets, net of accumulated depreciation (2006 — $5,525; 2005 — $4,990)	4,381	3,641
Separate and variable accounts	72,655	63,797
Goodwill	8,628	8,093
Other assets	16,103	13,423

Total assets	$979,414	$853,051

See Accompanying Notes to Consolidated Financial Statements.
102       AIG 2006 Form 10-K

American International Group, Inc. and Subsidiaries
Consolidated Balance Sheet Continued

December 31,
(in millions, except share data)	2006	2005

Liabilities:
Reserve for losses and loss expenses	$79,999	$77,169
Unearned premiums	26,271	24,243
Future policy benefits for life and accident and health insurance contracts	122,230	108,807
Policyholders’ contract deposits	244,658	227,027
Other policyholders’ funds	10,238	10,870
Commissions, expenses and taxes payable	5,305	4,769
Insurance balances payable	3,789	3,564
Funds held by companies under reinsurance treaties	2,602	4,174
Income taxes payable	9,546	6,288
Financial services liabilities:
Borrowings under obligations of guaranteed investment agreements	20,664	20,811
Securities sold under agreements to repurchase, at contract value	22,710	11,047
Trading liabilities	3,141	2,546
Hybrid financial instrument liabilities, at fair value	8,856	—
Securities and spot commodities sold but not yet purchased, at market value	4,076	5,975
Unrealized loss on swaps, options and forward transactions	11,401	12,740
Trust deposits and deposits due to banks and other depositors	5,249	4,877
Commercial paper	8,208	6,514
Notes, bonds, loans and mortgages payable	87,602	71,313
Commercial paper	4,821	2,694
Notes, bonds, loans and mortgages payable	17,088	7,126
Liabilities connected to trust preferred stock	1,440	1,391
Separate and variable accounts	72,655	63,797
Securities lending payable	70,198	60,409
Minority interest	7,778	5,124
Other liabilities (includes hybrid financial instruments: 2006 — $111)	27,021	23,273

Total liabilities	877,546	766,548

Preferred shareholders’ equity in subsidiary companies	191	186

Commitments and Contingent Liabilities (See Note 12)
Shareholders’ equity:
Common stock, $2.50 par value; 5,000,000,000 shares authorized; shares issued 2006 and 2005 — 2,751,327,476	6,878	6,878
Additional paid-in capital	2,590	2,339
Retained earnings	84,996	72,330
Accumulated other comprehensive income (loss)	9,110	6,967
Treasury stock, at cost; 2006 — 150,131,273; 2005 — 154,680,704 shares of common stock (including 119,278,644 and 119,271,176 shares, respectively, held by subsidiaries)	(1,897)	(2,197)

Total shareholders’ equity	101,677	86,317

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$979,414	$853,051

See Accompanying Notes to Consolidated Financial Statements.
Form 10-K 2006 AIG        103

American International Group, Inc. and Subsidiaries
Consolidated Statement of Income

Years Ended December 31,
(in millions, except per share data)	2006	2005	2004

Revenues:
Premiums and other considerations	$74,083	$70,209	$66,625
Net investment income	25,292	22,165	18,465
Realized capital gains (losses)	106	341	44
Other income	13,713	16,190	12,532

Total revenues	113,194	108,905	97,666

Benefits and expenses:
Incurred policy losses and benefits	59,706	63,558	58,212
Insurance acquisition and other operating expenses	31,801	30,134	24,609

Total benefits and expenses	91,507	93,692	82,821

Income before income taxes, minority interest and cumulative effect of accounting changes	21,687	15,213	14,845

Income taxes:
Current	5,489	2,587	2,645
Deferred	1,048	1,671	1,762

Total income taxes	6,537	4,258	4,407

Income before minority interest and cumulative effect of accounting changes	15,150	10,955	10,438

Minority interest	(1,136)	(478)	(455)

Income before cumulative effect of accounting changes	14,014	10,477	9,983

Cumulative effect of accounting changes, net of tax	34	—	(144)

Net income	$14,048	$10,477	$9,839

Earnings per common share:
Basic
Income before cumulative effect of accounting changes	$5.38	$4.03	$3.83
Cumulative effect of accounting changes, net of tax	0.01	—	(0.06)

Net income	$5.39	$4.03	$3.77

Diluted
Income before cumulative effect of accounting changes	$5.35	$3.99	$3.79
Cumulative effect of accounting changes, net of tax	0.01	—	(0.06)

Net income	$5.36	$3.99	$3.73

Average shares outstanding:
Basic	2,608	2,597	2,606
Diluted	2,623	2,627	2,637

See Accompanying Notes to Consolidated Financial Statements.
104       AIG 2006 Form 10-K

American International Group, Inc. and Subsidiaries
Consolidated Statement of Shareholders’ Equity

Years Ended December 31,	Amounts			Shares
(in millions, except share and per
share data)	2006	2005	2004	2006	2005	2004

Common stock:
Balance, beginning and end of year	$6,878	$6,878	$6,878	2,751,327,476	2,751,327,476	2,751,327,476

Additional paid-in capital:
Balance, beginning of year	2,339	2,094	2,028
Excess of cost over proceeds of common stock issued under stock plans	(128)	(91)	(105)
Other	379	336	171

Balance, end of year	2,590	2,339	2,094

Retained earnings:
Balance, beginning of year	72,330	63,468	54,384
Cumulative effect of accounting changes, net of tax	308	—	—
Adjusted balance, beginning of year	72,638	63,468	54,384
Net income	14,048	10,477	9,839
Dividends to common shareholders ($0.65, $0.63 and $0.29 per share, respectively)	(1,690)	(1,615)	(755)

Balance, end of year	84,996	72,330	63,468

Accumulated other comprehensive income (loss):
Unrealized appreciation (depreciation) of investments, net of tax:
Balance, beginning of year	8,348	10,326	9,070
Unrealized appreciation (depreciation) of investments, net of reclassification adjustments	2,574	(3,577)	1,868
Income tax benefit (expense)	(839)	1,599	(612)

Balance, end of year	10,083	8,348	10,326

Foreign currency translation adjustments, net of tax:
Balance, beginning of year	(1,241)	(701)	(1,524)
Translation adjustment	1,283	(926)	993
Income tax benefit (expense)	(347)	386	(170)

Balance, end of year	(305)	(1,241)	(701)

Net derivative gains (losses) arising from cash flow hedging activities:
Balance, beginning of year	(25)	(53)	(103)
Net deferred gains on cash flow hedges, net of reclassification adjustments	13	35	83
Deferred income tax expense	(15)	(7)	(33)

Balance, end of year	(27)	(25)	(53)

Retirement plan liabilities adjustment, net of taxes:
Balance, beginning of year	(115)	(128)	(106)
Minimum pension liability adjustment	80	81	(100)
Deferred income tax benefit (expense)	(74)	(68)	78
Adjustment to initially apply FAS 158, net of tax	(532)	—	—

Balance, end of year	(641)	(115)	(128)

Accumulated other comprehensive income (loss), end of year	9,110	6,967	9,444

Treasury stock, at cost:
Balance, beginning of year	(2,197)	(2,211)	(1,397)	(154,680,704)	(154,904,286)	(142,880,430)
Cost of shares acquired	(20)	(176)	(1,083)	(288,365)	(2,654,272)	(16,426,114)
Issued under stock plans	291	173	263	4,579,913	2,625,227	4,310,733
Other	29	17	6	257,883	252,627	91,525

Balance, end of year	(1,897)	(2,197)	(2,211)	(150,131,273)	(154,680,704)	(154,904,286)

Total shareholders’ equity, end of year	$101,677	$86,317	$79,673

See Accompanying Notes to Consolidated Financial Statements.
Form 10-K 2006 AIG        105

American International Group, Inc. and Subsidiaries
Consolidated Statement of Cash Flows

Years Ended December 31,
(in millions)	2006	2005	2004

Summary:
Net cash provided by operating activities	$6,829	$25,382	$29,414
Net cash used in investing activities	(67,040)	(62,500)	(92,596)
Net cash provided by financing activities	59,790	37,169	64,217
Effect of exchange rate changes on cash	114	(163)	52

Change in cash	(307)	(112)	1,087
Cash at beginning of year	1,897	2,009	922

Cash at end of year	$1,590	$1,897	$2,009

Cash flows from operating activities:
Net income	$14,048	$10,477	$9,839

Adjustments to reconcile net income to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in income:
Net gains on sales of securities available for sale and other assets	(763)	(1,218)	(1,003)
Foreign exchange transaction (gains) losses	1,795	(3,330)	1,231
Net unrealized (gains) losses on non-AIGFP derivative assets and liabilities	(713)	878	(648)
Equity in income of partially owned companies and other invested assets	(3,990)	(1,421)	(1,279)
Amortization of deferred policy acquisition costs	11,578	10,693	9,815
Amortization of premium and discount on securities	699	207	502
Depreciation expenses, principally flight equipment	2,374	2,200	2,035
Provision for finance receivable losses	495	435	389
Impairment losses	944	598	684
Changes in operating assets and liabilities:
General and life insurance reserves	13,173	27,299	22,818
Premiums and insurance balances receivable and payable — net	(1,214)	192	(953)
Reinsurance assets	1,665	(5,365)	1,032
Capitalization of deferred policy acquisition costs	(15,363)	(14,454)	(13,334)
Investment income due and accrued	(235)	(171)	(916)
Funds held under reinsurance treaties	(1,612)	770	361
Other policyholders’ funds	(953)	518	962
Income taxes payable	2,003	1,543	1,356
Commissions, expenses and taxes payable	408	140	(16)
Other assets and liabilities — net	331	2,966	1,943
Bonds, common and preferred stocks trading, at fair value	(7,851)	(5,448)	(3,189)
Trading assets and liabilities — net	(668)	2,272	(4,783)
Trading securities, at fair value	1,339	(3,753)	1,254
Spot commodities	(128)	442	(289)
Net unrealized (gain) loss on swaps, options and forward transactions	(1,482)	934	2,302
Securities purchased under agreements to resell	(19,154)	11,725	(5,427)
Securities sold under agreements to repurchase	11,645	(12,534)	5,688
Securities and spot commodities sold but not yet purchased, at market value	(1,899)	571	(269)
Finance receivables held for sale — originations and purchases	(10,786)	(13,070)	(6,504)
Sales of finance receivables — held for sale	10,602	12,821	5,784
Other, net	541	(1,535)	29

Total adjustments	(7,219)	14,905	19,575

Net cash provided by operating activities	$6,829	$25,382	$29,414

See Accompanying Notes to Consolidated Financial Statements.
106       AIG 2006 Form 10-K

American International Group, Inc. and Subsidiaries
Consolidated Statement of Cash Flows Continued

Years Ended December 31,
(in millions)	2006	2005	2004

Cash flows from investing activities:
Proceeds from (payments for)
Sales and maturities of fixed maturity securities available for sale	$112,899	$140,076	$115,625
Sales of equity securities available for sale	12,475	11,661	12,246
Proceeds from fixed maturity securities held to maturity	205	46	226
Sales of flight equipment	697	573	1,219
Sales or distributions of other invested assets	14,087	14,899	8,361
Payments received on mortgage, policy, collateral and guaranteed loans	5,165	3,679	1,928
Principal payments received on finance receivables held for investment	12,586	12,461	10,780
Purchases of fixed maturity securities available for sale	(146,465)	(175,657)	(159,229)
Purchases of equity securities available for sale	(14,482)	(13,273)	(13,361)
Purchases of fixed maturity securities held to maturity	(197)	(3,333)	(10,512)
Purchases of flight equipment	(6,009)	(6,193)	(4,860)
Purchases of other invested assets	(16,040)	(15,059)	(11,764)
Mortgage, policy, collateral and guaranteed loans issued	(7,438)	(5,310)	(2,180)
Finance receivables held for investment — originations and purchases	(13,830)	(17,276)	(16,416)
Change in securities lending collateral	(9,835)	(10,301)	(19,777)
Net additions to real estate, fixed assets, and other assets	(1,097)	(941)	(643)
Net change in short-term investments	(9,716)	760	(2,542)
Net change in non-AIGFP derivative assets and liabilities	(45)	688	(1,697)

Net cash used in investing activities	(67,040)	(62,500)	(92,596)

Cash flows from financing activities:
Proceeds from (payments for)
Policyholders’ contract deposits	54,195	50,229	54,550
Policyholders’ contract withdrawals	(41,866)	(35,797)	(24,497)
Change in other deposits	1,269	(957)	2,519
Change in commercial paper	2,952	(476)	3,738
Notes, bonds, loans and mortgages payable, and hybrid financial instrument liabilities issued	58,763	53,624	31,488
Repayments on notes, bonds, loans and mortgages payable, and hybrid financial instrument liabilities	(24,047)	(40,767)	(24,638)
Issuance of guaranteed investment agreements	12,265	13,437	11,469
Maturities of guaranteed investment agreements	(12,433)	(10,861)	(8,314)
Change in securities lending payable	9,789	10,437	19,777
Redemption of subsidiary company preferred stock	—	(100)	(200)
Issuance of treasury stock	163	82	158
Cash dividends paid to shareholders	(1,638)	(1,421)	(730)
Acquisition of treasury stock	(20)	(176)	(1,083)
Other, net	398	(85)	(20)

Net cash provided by financing activities	$59,790	$37,169	$64,217

Supplementary disclosure of cash flow information:
Cash paid during the period for:
Interest	$6,539	$4,883	$4,281
Taxes	$4,693	$2,593	$3,060
Non-cash activities:
Interest credited to policyholder accounts included in financing activities	$10,746	$9,782	$6,859

See accompanying Notes to Consolidated Financial Statements.
Form 10-K 2006 AIG        107

American International Group, Inc. and Subsidiaries
Consolidated Statement of Comprehensive Income

Years Ended December 31,
(in millions)	2006	2005	2004

Net income	$14,048	$10,477	$9,839

Other comprehensive income (loss):
Unrealized (depreciation) appreciation of investments — net of reclassification adjustments	2,574	(3,577)	1,868
Deferred income tax benefit (expense) on above changes	(839)	1,599	(612)
Foreign currency translation adjustments	1,283	(926)	993
Deferred income tax benefit (expense) on above changes	(347)	386	(170)
Net derivative gains arising from cash flow hedging activities — net of reclassification adjustments	13	35	83
Deferred income tax expense on above changes	(15)	(7)	(33)
Retirement plan liabilities adjustment	80	81	(100)
Deferred income tax benefit (expense) on above changes	(74)	(68)	78

Other comprehensive income (loss)	2,675	(2,477)	2,107

Comprehensive income	$16,723	$8,000	$11,946

See Accompanying Notes to Consolidated Financial Statements.
108       AIG 2006 Form 10-K

American International Group, Inc. and Subsidiaries

Form 10-K 2006 AIG        109

American International Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements include the accounts of AIG and its majority owned subsidiaries. AIG consolidates subsidiaries in which it holds a controlling financial interest. Entities that AIG does not consolidate but of which it holds 20 percent to 50 percent of the voting rights and/or has the ability to exercise significant influence are accounted for under the equity method.
    Certain of AIG’s foreign subsidiaries included in the consolidated financial statements report on a fiscal year ending November 30. The effect on AIG’s consolidated financial condition and results of operations of all material events occurring after November 30 and prior to the applicable balance sheet date has been recorded.
    The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). All material intercompany accounts and transactions have been eliminated.
Description of Business
See Note 2 herein for a description of AIG’s businesses.
Use of Estimates
AIG considers its most critical accounting estimates to be those with respect to reserves for losses and loss expenses, future policy benefits for life and accident and health contracts, recoverability of deferred policy acquisition costs (DAC), estimated gross profits for investment-oriented products, fair value determinations for certain Capital Markets assets and liabilities, other-than-temporary declines in the value of investments and flight equipment recoverability.
    The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ, possibly materially, from those estimates.
Revisions and Reclassifications
It was determined during 2006 that for certain deferred sales inducement assets, the asset and related amortization expense had historically been reported within deferred policy acquisition costs on the consolidated balance sheet and income statement. Under Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (SOP 03-1), such assets should be classified separately from DAC and the amortization reported in benefit expense. Accordingly, the December 31, 2005 consolidated balance sheet reflects a revision of $1.1 billion from DAC to other assets, and the consolidated income statement includes a revision from acquisition expense to policy benefit expense of $153 million and $149 million in the years ended December 31, 2005 and 2004, respectively, to conform to the current year’s presentation. This revision did not have any effect on consolidated pre-tax income, net income or shareholders’ equity.
    In 2006 AIG determined that certain products that were historically reported as separate account assets under SOP 03-1 should have been reported as general account assets. Accordingly, AIG revised the classification of approximately $2.7 billion of assets from separate account assets in prior years to general account assets, and the same amount of liabilities from separate account liabilities to policyholders’ contract deposits at December 31, 2006. As a result, Net investment income and Incurred policy losses and benefits each increased approximately $258 million for the earnings on the general account assets that accrue directly to the benefit of the policyholders. This revision did not have any effect on consolidated income before income taxes, net income, or shareholders’ equity for any period presented.
    Certain reclassifications and format changes have been made to prior year amounts to conform to the current year presentation.
Accounting Policies
(a) Revenue Recognition and Expenses:
Premiums and other Considerations: Premiums for short duration contracts and considerations received from retailers in connection with the sale of extended service contracts are earned primarily on a pro rata basis over the term of the related coverage. The reserve for unearned premium includes the portion of premiums written and other considerations relating to the unexpired terms of coverage. Premiums for long duration insurance products and life contingent annuities are recognized as revenues when due. Estimates for premiums due but not yet collected are accrued. Consideration for universal life and investment-type products consist of policy charges for the cost of insurance, administration, and surrenders during the period. Policy charges collected with respect to future services are deferred and recognized in a manner similar to DAC related to such products.
Net Investment Income: Net investment income represents income primarily from the following sources in AIG’s insurance operations:

•	Accrued interest income, as well as amortization and accretion of premiums and discounts on bonds.
•	Dividend income and distributions from common and preferred stock and other investments when receivable.
•	Unrealized gains and losses from investments in trading securities and hybrid financial instruments.
•	Earnings from hedge funds and limited partnership investments accounted for under the equity method.
•	The difference between the carrying amount of a life settlement contract and the life insurance proceeds of the underlying life insurance policy recorded in income upon the death of the insured.
110       AIG 2006 Form 10-K

American International Group, Inc. and Subsidiaries

1. Summary of Significant Accounting Policies
Continued
Realized Capital Gains (Losses): Realized capital gains and losses are determined principally by specific identification. The realized capital gains and losses are generated primarily from the following sources (in AIG’s insurance operations and Other category):

•	Sales of fixed maturity securities, equity securities, real estate, investments in joint ventures and limited partnerships and other types of investments.
•	Reductions to the cost basis of fixed maturities, equity securities and other invested assets for other-than-temporary impairments.
•	Changes in fair value of derivatives used for other than hedging activities.
•	Exchange gains and losses resulting from foreign currency transactions.
Other Income: Other income includes income from flight equipment, finance charges on consumer loans and income generated from asset management activities and from the operations of AIGFP.
    Income from flight equipment under operating leases is recognized over the life of the lease as rentals become receivable under the provisions of the lease or, in the case of leases with varying payments, under the straight-line method over the noncancelable term of the lease. In certain cases, leases provide for additional payments contingent on usage. Rental income is recognized at the time such usage occurs less a provision for future contractual aircraft maintenance. Gains and losses on flight equipment are recognized when flight equipment is sold and the risk of ownership of the equipment is passed to the new owner.
    Finance charges on consumer loans are recognized as revenue using the interest method. Revenue ceases to be accrued when contractual payments are not received for four consecutive months for loans and retail sales contracts, and for six months for revolving retail accounts and private label receivables. Extension fees, late charges, and prepayment penalties are recognized as revenue when received.
    Income generated with respect to asset management operations is generally recognized as revenues as services are performed. Certain costs incurred in the sale of mutual funds are deferred and subsequently amortized.
    Income generated from the operations of AIGFP includes the following:

•	Accrued interest income and expense, as well as amortization and accretion of premiums and discounts on bonds.
•	Dividend income and distributions from common and preferred stock and other investments when receivable.
•	Changes in the fair value of derivatives. In certain instances, no initial gain or loss is recognized in accordance with Emerging Issues Task Force Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities” (EITF 02-3). The initial gain or loss is recognized over the life of the transactions and as observable market data becomes available.
•	Unrealized gains and losses from trading securities, commodities sold, but not yet purchased, futures and hybrid financial instruments.
•	Realized gains and losses from the sale of available for sale securities and investments in private equities, joint ventures and limited partnerships.
•	Exchange gains and losses resulting from foreign currency transactions.
•	Reductions to the cost basis of equity securities for other-than-temporary impairments.
•	Earnings from hedge funds and limited partnership investments accounted for under the equity method.
Incurred policy losses and benefits: Incurred policy losses for short duration insurance contracts consist of the estimated ultimate cost of settling claims incurred within the reporting period, including incurred but not reported claims, plus the changes in estimates of current and prior period losses resulting from the continuous review process. Benefits for long duration insurance contracts consist of benefits paid and changes in future policy benefits liabilities. Benefits for universal life and investment-type products primarily consists of interest credited to policy account balances and benefit payments made in excess of policy account balances.
(b) Foreign Currency: Financial statement accounts expressed in foreign currencies are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards (FAS) 52, “Foreign Currency Translation” (FAS 52). Under FAS 52, functional currency assets and liabilities are translated into U.S. dollars generally using current rates of exchange prevailing at the balance sheet date of each respective subsidiary and the related translation adjustments are recorded as a separate component of other comprehensive income, net of any related taxes, in consolidated shareholders’ equity. Functional currencies are generally the currencies of the local operating environment. Income statement accounts expressed in functional currencies are translated using average exchange rates. The adjustments resulting from translation of financial statements of foreign entities operating in highly inflationary economies are recorded in income. Exchange gains and losses resulting from foreign currency transactions are recorded in income currently.
(c) Income Taxes: Deferred tax assets and liabilities are recorded for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements. AIG assesses its ability to realize deferred tax assets primarily based on the earnings history, future earnings potential, the reversal of taxable temporary differences, and the tax planning strategies available to the legal entities recognizing deferred tax assets, in accordance with FAS 109, “Accounting for Income Taxes.” See Note 3 herein for a further discussion of income taxes.
(d) Contingencies: Amounts are accrued for the financial resolution of claims that have either been asserted or are deemed probable of assertion if, in the opinion of management, it is both probable that a liability has been incurred and the amount
Form 10-K 2006 AIG        111

American International Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements Continued

1. Summary of Significant Accounting Policies
Continued
of the liability can be reasonably estimated. In many cases, it is not possible to determine whether a liability has been incurred or to estimate the ultimate or minimum amount of that liability until years after the contingency arises, in which case no accrual is made until that time.
(e) Investments in Fixed Maturities and Equity Securities: Bonds held to maturity are principally owned by the insurance subsidiaries and are carried at amortized cost where AIG has the ability and positive intent to hold these securities until maturity.
    Where AIG may not have the positive intent to hold bonds until maturity and such securities are not designated as trading, these securities are considered to be available for sale and carried at current fair values.
    Premiums and discounts arising from the purchase of bonds are treated as yield adjustments over their estimated lives, until maturity, or call date, if applicable.
    Bond trading securities are carried at current fair values.
    Common and preferred stocks are carried at current fair values.
    AIG may also enter into dollar roll agreements. These are agreements to sell mortgage-backed securities and to repurchase substantially similar securities at a specified price and date in the future. At December 31, 2006, 2005 and 2004, there were no dollar roll agreements outstanding.
    Unrealized gains and losses from available for sale investments in equity and fixed maturity securities are reflected as a separate component of other comprehensive income, net of deferred income taxes currently. Unrealized gains and losses from investments in trading securities are reflected in income currently. Investments in fixed maturities and equity securities are recorded on a trade date basis.
    AIG evaluates its investments for impairment. As a matter of policy, the determination that a security has incurred an other-than-temporary decline in value and the amount of any loss recognition requires the judgment of AIG’s management and a continual review of its investments.
    In general, a security is considered a candidate for other-than-temporary impairment if it meets any of the following criteria:

•	Trading at a significant (25 percent or more) discount to par or amortized cost (if lower) for an extended period of time (nine months or longer);
•	The occurrence of a discrete credit event resulting in the debtor defaulting or seeking bankruptcy or insolvency protection or voluntary reorganization; or
•	The probability of non-realization of a full recovery on its investment, irrespective of the occurrence of one of the foregoing events.
    At each balance sheet date, AIG evaluates its securities holdings in an unrealized loss position. Where AIG does not intend to hold such securities until they have fully recovered their carrying value, based on the circumstances present at the date of evaluation, AIG records the unrealized loss in income. If events or circumstances change, such as unexpected changes in the creditworthiness of the obligor, unanticipated changes in interest rates, tax laws, statutory capital positions and liquidity events, among others, AIG revisits its intent. Further, if a loss is recognized from a sale subsequent to a balance sheet date pursuant to these unexpected changes in circumstances, the loss is recognized in the period in which the intent to hold the securities to recovery no longer existed.
    In periods subsequent to the recognition of an other-than-temporary impairment loss for debt securities, AIG generally amortizes the discount or reduced premium over the remaining life of the security in a prospective manner based on the amount and timing of future estimated cash flows.
(f) Mortgage Loans on Real Estate — net, Policy, Collateral and Guaranteed Loans — net: Mortgage loans on real estate, policy, collateral and guaranteed loans are carried at unpaid principal balances. Interest income on such loans is accrued as earned.
    Impairment of mortgage loans on real estate and collateral loans is based upon certain risk factors and when collection of all amounts due under the contractual term is not probable. This impairment is generally measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate subject to the fair value of underlying collateral if the loan is collateral dependent. Interest income on such impaired loans is recognized as cash is received.
    There is no allowance for policy loans, as these loans serve to reduce the death benefit paid when the death claim is made and the balances are effectively collateralized by the cash surrender value of the policy.
(g) Financial Services — Flight Equipment: Flight equipment is stated at cost, net of accumulated depreciation. Major additions, modifications and interest are capitalized. Normal maintenance and repairs, airframe and engine overhauls and compliance with return conditions of flight equipment on lease are provided by and paid for by the lessee. Under the provisions of most leases for certain airframe and engine overhauls, the lessee is reimbursed for certain costs incurred up to but not exceeding contingent rentals paid to AIG by the lessee. AIG provides a charge to income for such reimbursements based upon the expected reimbursements during the life of the lease. Depreciation and amortization are computed on the straight-line basis to a residual value of approximately 15 percent over the estimated useful lives of the related assets but not exceeding 25 years. Aircraft in the fleet are evaluated, as necessary, based on these events and circumstances in accordance with FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS 144). FAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. These evaluations for impairment are significantly affected by estimates of future revenues and other factors which involve some amount of uncertainty.
112       AIG 2006 Form 10-K

American International Group, Inc. and Subsidiaries

1. Summary of Significant Accounting Policies
Continued
    This caption also includes deposits for aircraft to be purchased. At the time the assets are retired or disposed of, the cost and associated accumulated depreciation and amortization are removed from the related accounts and the difference, net of proceeds, is recorded as a gain or loss in Other income.
(h) Financial Services — Securities Available for Sale, at fair value: These securities are held to meet long-term investment objectives and are accounted for as available for sale, carried at current fair values and recorded on a trade-date basis. This portfolio is hedged using interest rate, foreign exchange, commodity and equity derivatives. The market risk associated with such hedges is managed on a portfolio basis, with third party hedging transactions executed as necessary. As hedge accounting treatment is not achieved in accordance with FAS 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133), the unrealized gains and losses on these securities resulting from changes in interest rates, currency rates and equity prices are recorded in Other comprehensive income in consolidated shareholders’ equity while the unrealized gains and losses on the related economic hedges are reflected in Other income.
(i) Financial Services — Trading Securities, at fair value: Trading securities are held to meet short-term investment objectives, including hedging securities. These securities are recorded on a trade-date basis and carried at current fair values. Unrealized gains and losses are reflected in Other income currently.
(j) Financial Services — Spot Commodities: Spot commodities held in AIGFP’s wholly owned broker-dealer subsidiary are recorded at fair value. All other commodities are recorded at the lower of cost or market value. Spot commodities are recorded on a trade-date basis. The exposure to market risk may be reduced through the use of forwards, futures and option contracts. Lower of cost or fair value reductions in commodity positions and unrealized gains and losses in related derivatives are reflected in Other income currently.
(k) Financial Services — Unrealized Gain and Unrealized Loss on Swaps, Options and Forward Transactions: Interest rate, currency, equity and commodity swaps, swaptions, options and forward transactions are accounted for as derivatives recorded on a trade-date basis and are carried at current market values or estimated fair values when market prices are not available. Unrealized gains and losses are reflected in income currently, where appropriate. In certain instances, when income is not recognized at inception of the contract under EITF 02-03, income is recognized over the life of the contract and as observable market data becomes available. Estimated fair values are based on the use of valuation models that utilize, among other things, current interest, foreign exchange, equity, commodity and volatility rates. AIG attempts to secure reliable and independent current market prices, such as published exchange prices, external subscription services’ prices such as Bloomberg or Reuters or third-party broker quotes for use in its models. When such prices are not available, AIG uses an internal methodology which includes interpolation and extrapolation from observable and verifiable prices nearest to the dates of the transactions. These valuations represent an assessment of the present values of expected future cash flows of these transactions and reflect market and credit risk. The portfolio’s discounted cash flows are evaluated with reference to current market conditions, maturities within the portfolio, and other relevant factors. Based upon this evaluation, it is determined what offsetting transactions, if any, are necessary to reduce the market risk of the portfolio. AIG manages its market risk with a variety of transactions, including swaps, trading securities, futures and forward contracts and other transactions as appropriate. Because of the limited liquidity of some of these instruments, the recorded values of these transactions may be different from the values that might be realized if AIG were to sell or close out the transactions prior to maturity. AIG believes that such differences are not significant to its financial condition or liquidity. Such differences would be immediately recognized in income when the transactions were sold or closed out prior to maturity.
(l) Financial Services — Trading Assets and Trading Liabilities: Trading assets and trading liabilities include option premiums paid and received and receivables from and payables to counterparties which relate to unrealized gains and losses on futures, forwards, and options and balances due from and due to clearing brokers and exchanges.
(m) Financial Services — Securities Purchased (Sold) Under Agreements to Resell (Repurchase), at contract value: Purchases of securities under agreements to resell and sales of securities under agreements to repurchase are accounted for as collateralized borrowing or lending transactions and are recorded at their contracted resale or repurchase amounts, plus accrued interest. AIG’s policy is to take possession of or obtain a security interest in securities purchased under agreements to resell.
    AIG minimizes the credit risk that counterparties to transactions might be unable to fulfill their contractual obligations by monitoring customer credit exposure and collateral value and generally requiring additional collateral to be deposited with AIG when deemed necessary.
(n) Financial Services — Finance Receivables: Finance receivables, which are net of unearned finance charges, are held for both investment purposes and for sale. Finance receivables held for investment purposes are carried at amortized cost which includes accrued finance charges on interest bearing finance receivables, unamortized deferred origination costs, and unamortized net premiums and discounts on purchased finance receivables. The allowance for finance receivable losses is established through the provision for finance receivable losses charged to expense and is maintained at a level considered adequate to absorb estimated credit losses in the existing portfolio. The portfolio is periodically evaluated on a pooled basis and factors such as economic conditions, portfolio composition, and loss and delinquency experience are considered in the evaluation of the allowance.
Form 10-K 2006 AIG        113

American International Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements Continued

1. Summary of Significant Accounting Policies
Continued
    Direct costs of originating loans, net of nonrefundable points and fees, are deferred and included in the carrying amount of the related loans. The amount deferred is recognized as an adjustment to finance charge revenues, using the interest method.
    Finance receivables originated and intended for sale in the secondary market are carried at the lower of cost or market value, as determined by aggregate outstanding commitments from investors or current investor yield requirements. AGF recognizes net unrealized losses through a valuation allowance by charges to income.
(o) Securities Lending Collateral and Securities Lending Payable, at fair value: AIG’s insurance and asset management operations lend their securities and primarily take cash as collateral with respect to the securities lent. Invested collateral consists primarily of floating rate bonds. Income earned on invested collateral, net of interest payable to the collateral provider, is recorded in net investment income.
    The fair value of securities pledged under securities lending arrangements was $69 billion and $59 billion as of December 31, 2006 and 2005, respectively. These securities are included in bonds available for sale in AIG’s consolidated balance sheet.
(p) Other Invested Assets: Other invested assets consist primarily of investments by AIG’s insurance operations in hedge funds and limited partnerships.
    Hedge funds and limited partnerships in which AIG holds in the aggregate less than a five percent interest are reported at fair value. The change in fair value is recognized as a component of Other comprehensive income.
    With respect to hedge funds and limited partnerships in which AIG holds in the aggregate a five percent or greater interest or less than a five percent interest but where AIG has more than a minor influence over the operations of the investee, AIG’s carrying value is its share of the net asset value of the funds or the partnerships. The changes in such net asset values, accounted for under the equity method, are recorded in earnings through net investment income.
    AIG obtains the fair values of its investments in limited partnerships and hedge funds from information provided by the general partner or manager of each of these investments, the accounts of which generally are audited on an annual basis.
    Also included in other invested assets are real estate held for investment, aircraft asset investments held by non-financial services subsidiaries and investments in life settlement contracts. See Notes 8(g) and 8(h) herein for further information.
(q) Short-term Investments: Short-term investments consist of interest bearing cash equivalents, time deposits, and investments with original maturities within one year, such as commercial paper.
(r) Cash: Cash represents cash on hand and non-interest bearing demand deposits.
(s) Reinsurance Assets: Reinsurance assets include the balances due from reinsurance and insurance companies under the terms of AIG’s reinsurance agreements for paid and unpaid losses and loss expenses, ceded unearned premiums and ceded future policy benefits for life and accident and health insurance contracts and benefits paid and unpaid. Amounts related to paid and unpaid losses, benefits and loss expenses with respect to these reinsurance agreements are substantially collateralized.
(t) Deferred Policy Acquisition Costs:
General Insurance: Acquisition costs represent those costs, including commissions, premium taxes and other underwriting expenses, that vary with and are primarily related to the acquisition of new business. These costs are deferred and amortized over the period in which the related premiums written are earned. DAC is grouped consistent with the manner in which the insurance contracts are acquired, serviced and measured for profitability and is reviewed for recoverability based on the profitability of the underlying insurance contracts. Investment income is not anticipated in the recoverability of deferred policy acquisition costs.
Life Insurance & Retirement Services: Acquisition costs represent those costs, including commissions, underwriting and marketing expenses, that vary with, and are primarily related to, the acquisition of new business. Policy acquisition costs for traditional life insurance products are generally deferred and amortized over the premium paying period in accordance with FAS 60, “Accounting and Reporting by Insurance Enterprises” (FAS 60). Policy acquisition costs and policy issuance costs related to universal life, participating life, and investment-type products (investment-oriented products) are deferred and amortized, with interest, in relation to the incidence of estimated gross profits to be realized over the estimated lives of the contracts in accordance with FAS 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments” (FAS 97). Estimated gross profits are composed of net interest income, net realized investment gains and losses, fees, surrender charges, expenses, and mortality and morbidity gains and losses. If estimated gross profits change significantly, DAC is recalculated using the new assumptions. Any resulting adjustment is included in current earnings as an adjustment to DAC. DAC is grouped consistent with the manner in which the insurance contracts are acquired, serviced and measured for profitability and is reviewed for recoverability based on the profitability (both current and projected future) of the underlying insurance contracts.
    The DAC for investment-oriented products is also adjusted with respect to estimated gross profits as a result of changes in the net unrealized gains or losses on debt and equity securities available for sale. That is, as debt and equity securities available for sale are carried at aggregate fair value, an adjustment is made to DAC equal to the change in amortization that would have been recorded if such securities had been sold at their stated aggregate fair value and the proceeds reinvested at current yields. The change in this adjustment, net of tax, is included with the change in net unrealized gains/losses on debt and equity
114       AIG 2006 Form 10-K

American International Group, Inc. and Subsidiaries

1. Summary of Significant Accounting Policies
Continued
securities available for sale that is credited or charged directly to other comprehensive income. DAC has been decreased by $720 million at December 31, 2006 and decreased by $1.14 billion at December 31, 2005 for this adjustment. See also Note 4 herein.
    Value of Business Acquired (VOBA) is determined at the time of acquisition and is reported on the consolidated balance sheet with DAC. This value is based on present value of future pre-tax profits discounted at current yields applicable at time of purchase. For products accounted under FAS 60, VOBA is amortized over the life of the business similar to that for DAC based on the assumptions at purchase. For FAS 97 products, VOBA is amortized in relation to the estimated gross profits to date for each period. As of December 31, 2006, there have been no impairments of VOBA.
(u) Investments in Partially Owned Companies: At December 31, 2006, AIG’s significant investments in partially owned companies included its 19.4 percent interest in Allied World Assurance Holdings, Ltd., its 26 percent interest in Tata AIG Life Insurance Company, Ltd., its 26 percent interest in Tata AIG General Insurance Company, Ltd. and its 24.5 percent interest in The Fuji Fire and Marine Insurance Co., Ltd. This balance sheet caption also includes investments in less significant partially owned companies. The amounts of dividends received from unconsolidated entities where AIG’s ownership interest is less than 50 percent were $28 million, $146 million and $22 million in 2006, 2005 and 2004, respectively. The undistributed earnings of unconsolidated entities where AIG’s ownership interest is less than 50 percent were $300 million, $179 million and $445 million as of December 31, 2006, 2005 and 2004, respectively.
(v) Real Estate and Other Fixed Assets: The costs of buildings and furniture and equipment are depreciated principally on a straight-line basis over their estimated useful lives (maximum of 40 years for buildings and ten years for furniture and equipment). Expenditures for maintenance and repairs are charged to income as incurred; expenditures for betterments are capitalized and depreciated.
    AIG periodically assesses the carrying value of its real estate for purposes of determining any asset impairment.
    Also included in Real Estate and Other Fixed Assets are capitalized software costs, which represent costs directly related to obtaining, developing or upgrading internal use software. Such costs are capitalized and amortized using the straight-line method over a period generally not to exceed five years.
(w) Separate and Variable Accounts: Separate and variable accounts represent funds for which investment income and investment gains and losses accrue directly to the policyholders who predominantly bear the investment risk. Each account has specific investment objectives, and the assets are carried at fair value. The assets of each account are legally segregated and are not subject to claims which arise out of any other business of AIG. The liabilities for these accounts are generally equal to the account assets.
(x) Goodwill and Intangible Assets: Goodwill is the excess of cost over the fair value of net assets acquired. Goodwill is reviewed for impairment on an annual basis, or more frequently if circumstances indicate that a possible impairment has occurred. The assessment of impairment involves a two-step process whereby an initial assessment for potential impairment is performed, followed by a measurement of the amount of impairment, if any. Impairment testing is performed using the fair value approach, which requires the use of estimates and judgment, at the “reporting unit” level. A reporting unit is the operating segment, or a business that is one level below the operating segment if discrete financial information is prepared and regularly reviewed by management at that level. The determination of a reporting unit’s fair value is based on management’s best estimate, which generally considers the unit’s market-based earning multiples of peer companies and expected future earnings. If the carrying value of a reporting unit’s goodwill exceeds its fair value, the excess is recognized as an impairment and recorded as a charge against net income. No impairment has been recorded by AIG in 2006, 2005 or 2004. Changes in the carrying amount of goodwill result from foreign currency translation adjustments and other purchase price adjustments.
(y) Other Assets: Other assets consist of prepaid expenses, including deferred advertising costs, sales inducement assets and derivatives assets at fair value, other than derivatives in AIGFP, and other deferred charges.
    Generally, advertising costs are expensed as incurred except for certain direct response stand-alone cost pools, which are deferred over the expected future benefit period in accordance with Statement of Position 93-7, “Reporting on Advertising Costs.” In instances where AIG can demonstrate that its customers have responded specifically to direct-response advertising, whose primary purpose is to elicit sales to customers and where it can be shown that such advertising results in probable future economic benefits, the advertising costs are capitalized. Deferred advertising costs are amortized on a cost-pool by cost-pool basis over the expected economic future benefit period and are reviewed regularly for recoverability. Deferred advertising costs amounted to $1.05 billion and $915 million at December 31, 2006 and 2005, respectively. The amount of expense amortized into earnings was $359 million, $272 million and $244 million, for 2006, 2005, and 2004, respectively.
    AIG offers sales inducements, which include enhanced crediting rates or bonus payments to contract holders (bonus interest) on certain annuity and investment contract products. Sales inducements provided to the contractholder are recognized as part of the liability for policyholders’ contract deposits on the consolidated balance sheet. Such amounts are deferred and amortized over the life of the contract using the same methodology and assumptions used to amortize DAC. To qualify for such accounting treatment, the bonus interest must be explicitly identified in the contract at inception, and AIG must demonstrate that such amounts are incremental to amounts AIG credits on similar contracts without bonus interest, and are higher than the contract’s expected ongoing crediting rates for periods after the bonus period. The deferred bonus interest and other deferred
Form 10-K 2006 AIG        115

American International Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements Continued

1. Summary of Significant Accounting Policies
Continued
sales inducement assets amounted to $1.3 billion and $1.1 billion at December 31, 2006 and 2005, respectively. The amortization expense associated with these assets is reported within Incurred policy losses and benefits expense on the consolidated statement of income. Such amortization expense totaled $135 million, $127 million and $104 million for the years ended December 31, 2006, 2005 and 2004, respectively.
    See Note 19 herein for a discussion of derivatives.
(z) Reserve for Losses and Loss Expenses: Losses and loss expenses are charged to income as incurred. The reserve for losses and loss expenses represents the accumulation of estimates for unpaid reported losses and includes provisions for losses incurred but not reported. The methods of determining such estimates and establishing resulting reserves, including amounts relating to allowances for estimated unrecoverable reinsurance, are reviewed and updated. If the estimate of reserves is determined to be inadequate or redundant, the increase or decrease is reflected in income. AIG discounts its loss reserves relating to workers compensation business written by its U.S. domiciled subsidiaries as permitted by the domiciliary statutory regulatory authorities.
(aa) Future Policy Benefits for Life and Accident and Health Contracts: The liabilities for future policy benefits and policyholders’ contract deposits are established using assumptions described in Note 6 herein.
(bb) Other Policyholders’ Funds: Other policyholders’ funds are reported at cost and include any policyholders’ funds on deposit which encompasses premium deposits and similar items.
(cc) Financial Services — Securities and Spot Commodities Sold but not yet Purchased, at market value: Securities and spot commodities sold but not yet purchased represent sales of securities and spot commodities not owned at the time of sale. The obligations arising from such transactions are recorded on a trade-date basis and carried at fair value. Also included are obligations under gold leases, which are accounted for as a debt host with an embedded gold derivative.
(dd) Short- and Long-Term Borrowings: AIG’s funding is principally obtained from medium term and long-term borrowings and commercial paper. Commercial paper, when issued at a discount, is recorded at the proceeds received and accreted to its par value. Long-term borrowings are carried at the principal amount borrowed, net of unamortized discounts or premiums. See Note 9 herein for additional information.
(ee) Liabilities Connected to Trust Preferred Stock: Liabilities connected to trust preferred stock principally relates to outstanding securities issued by American General Corporation (AGC), a wholly owned subsidiary of AIG. Cash distributions on such preferred stock are accounted for as interest expense.
(ff) Other Liabilities: Other liabilities consist of other funds on deposit, derivatives liabilities at fair value, other than derivatives in AIGFP, and other payables. See Note 19 herein for a discussion of Derivatives. AIG has entered into certain insurance and reinsurance contracts, primarily in its general insurance segment, that do not contain sufficient insurance risk to be accounted for as insurance or reinsurance. Accordingly, these transactions are recorded based upon deposit accounting, and the premiums received, after deduction for certain related expenses, are recorded as deposits within Other liabilities on the consolidated balance sheet. Net proceeds of these deposits are invested and generate net investment income. As amounts are paid, consistent with the underlying contracts, the deposit liability is reduced.
(gg) Preferred Shareholders’ Equity in Subsidiary Companies: Preferred shareholders’ equity in subsidiary companies relates principally to outstanding preferred stock or interest of ILFC, a wholly owned subsidiary of AIG. Cash distributions on such preferred stock or interest are accounted for as interest expense.
(hh) Recent Accounting Standards:
Accounting Changes
FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” replaces the measurement and recognition guidance set forth in EITF Issue No. 03-1 and codifies certain existing guidance on impairment and accretion of income in periods subsequent to an other-than-temporary impairment, where appropriate. AIG’s adoption of FSP FAS 115-1 on January 1, 2006 did not have a material effect on AIG’s consolidated financial condition or results of operations.
    In December 2004, the FASB issued FAS 123, “Share-Based Payment” (FAS 123R). FAS 123R and its related interpretive guidance replaces FAS 123, “Accounting for Stock-Based Compensation” (FAS 123), which superseded Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and amended FAS 95, “Statement of Cash Flows.” FAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. On January 1, 2003, AIG adopted the recognition provisions of FAS 123. See also Note 14 herein. AIG adopted the provisions of the revised FAS 123R and its related interpretive guidance on January 1, 2006.
    For its service-based awards under the 1999 Stock Option Plan, 2002 Stock Incentive Plan and 1996 Employee Stock Purchase Plan, AIG recognizes compensation on a straight-line basis over the scheduled vesting period. Unrecognized unvested compensation expense for stock option awards granted under APB 25 (i.e., before January 1, 2003) will be recognized from January 1, 2006 to the vesting date. However, for the SICO Plans, the AIG Deferred Compensation Profit Participant Plan (AIG DCPPP) and the AIG Partners Plan, which contain both performance and service conditions, AIG recognizes compensation utilizing a graded vesting expense attribution method. The effect of this approach is to recognize compensation cost over the requisite service period for each separately vesting tranche of the award.
    AIG’s share-based plans generally provide for accelerated vesting after the participant turns 65 and retires. For awards
116       AIG 2006 Form 10-K

American International Group, Inc. and Subsidiaries

1. Summary of Significant Accounting Policies
Continued
granted after January 1, 2006, compensation expense is recognized ratably from the date of grant through the shorter of age 65 or the vesting period. This change did not have a material effect on AIG’s consolidated financial position or results of operations. Awards granted prior to January 1, 2006 will continue to be recognized over the vesting period with accelerated expense recognition upon an actual retirement. Starr International Company, Inc. (SICO) compensation expense for participants retiring after age 65 had been reflected in prior years’ results consistent with vested status under the SICO Plans.
    At the June 2005 meeting, the FASB’s Emerging Issues Task Force (EITF) reached a consensus with respect to Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (EITF 04-5). EITF 04-5 addresses what rights held by the limited partner(s) preclude consolidation in circumstances in which the sole general partner would consolidate the limited partnership in accordance with generally accepted accounting principles absent the existence of the rights held by the limited partner(s). Based on that consensus, the EITF 04-5 also agreed to amend the consensus in Issue No. 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholders Have Certain Approval or Veto Rights.” The guidance in this Issue was effective after June 29, 2005 for general partners of all new limited partnerships formed and for existing limited partnerships for which the partnership agreements are modified. For general partners in all other limited partnerships, the guidance in this Issue was effective beginning January 1, 2006. The effect of the adoption of this EITF Issue was not material to AIG’s consolidated financial condition or results of operations.
    On June 29, 2005, the FASB issued Statement 133 Implementation Issue No. B38, “Embedded Derivatives: Evaluation of Net Settlement with Respect to the Settlement of a Debt Instrument through Exercise of an Embedded Put Option or Call Option.” This implementation guidance relates to the potential settlement of the debtor’s obligation to the creditor that would occur upon exercise of the put option or call option, which meets the net settlement criterion in FAS 133. The effective date of the implementation guidance was January 1, 2006. The adoption of this guidance did not have a material effect on AIG’s consolidated financial condition or results of operations.
    On June 29, 2005, the FASB issued Statement 133 Implementation Issue No. B39, “Application of Paragraph 13(b) to Call Options That Are Exercisable Only by the Debtor.” The conditions in FAS 133 paragraph 13(b) do not apply to an embedded call option in a hybrid instrument containing a debt host contract if the right to accelerate the settlement of the debt can be exercised only by the debtor (issuer/borrower). This guidance does not apply to other embedded derivative features that may be present in the same hybrid instrument. The effective date of the implementation guidance was January 1, 2006. The adoption of this guidance did not have a material effect on AIG’s consolidated financial condition or results of operations.
    On February 16, 2006, the FASB issued FAS 155, “Accounting for Certain Hybrid Financial Instruments” (FAS 155), an amendment of FAS 140 and FAS 133. FAS 155 allows AIG to include changes in fair value in earnings on an instrument-by-instrument basis for any hybrid financial instrument that contains an embedded derivative that would otherwise be required to be bifurcated and accounted for separately under FAS 133. The election to measure the hybrid instrument at fair value is irrevocable at the acquisition or issuance date.
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
    In connection with AIG’s early adoption of FAS 155, structured note liabilities of $8.9 billion, other structured liabilities in conjunction with equity derivative transactions of $111 million, and hybrid financial instruments of $522 million at December 31, 2006 are now carried at fair value. The effect on earnings for 2006, for changes in the fair value of hybrid financial instruments, was a pre-tax loss of $313 million, of which $287 million is reflected in Other income and is largely offset by gains on economic hedge positions which are also reflected in operating income, and $26 million is reflected in Net investment income.
    In January 2007, the FASB issued Statement 133 Implementation Issue No. B40, “Embedded Derivatives: Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets” (Issue B40). Issue B40 provides guidance for when prepayment risk needs to be considered in determining whether mortgage-backed and other asset-backed securities contain an embedded derivative requiring bifurcation. Effective with AIG’s adoption of FAS 155 beginning January 1, 2006, AIG has been treating derivatives embedded in securitized interests in prepayable financial assets in accordance with the guidance in Issue B40. Therefore, the adoption of this guidance did not have a material effect on AIG’s consolidated financial condition or results of operations.
    On March 27, 2006, the FASB issued FSP FTB 85-4-1, “Accounting for Life Settlement Contracts by Third-Party Investors” (FSP 85-4-1), an amendment of FTB 85-4, “Accounting for Purchases of Life Insurance.” Life settlements are designed to assist life insurance policyholders in monetizing the existing value of life insurance policies. FSP 85-4-1 allows AIG to measure life settlement contracts using either the investment method or fair value method. The election is made on an instrument-by-instrument basis and is irrevocable. AIG elected to early adopt FSP 85-4-1 as of January 1, 2006 using the investment method for pre-existing investments held at December 31, 2005. The effect of this adoption resulted in a $319 million after-tax ($487 million pre-tax)
Form 10-K 2006 AIG        117

American International Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements Continued

1. Summary of Significant Accounting Policies
Continued
increase to opening retained earnings. See Note 8(h) herein for additional disclosures related to life settlement contracts.
    On April 13, 2006, the FASB issued FSP FIN 46(R)-6, “Determining the Variability to be Considered in Applying FASB Interpretation No. 46(R)” (FIN 46(R)-6 or FSP). The FSP affects the identification of which entities are variable interest entities (VIEs) through a “by design” approach in identifying and measuring the variable interests of the VIE and its primary beneficiary. The requirements became effective beginning in the third quarter of 2006 and are to be applied to all new VIEs with which AIG becomes involved. The new requirements need not be applied to entities that have previously been analyzed under FIN 46(R) unless a reconsideration event occurs. The adoption of this guidance did not have a material effect on AIG’s consolidated financial condition or results of operations.
    In September 2006, the FASB issued FAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (FAS 158). FAS 158 requires AIG to prospectively recognize the over funded or under funded status of defined benefit postretirement plans as an asset or liability in AIG’s consolidated balance sheet and to recognize changes in that funded status in the year in which the changes occur through Other Comprehensive Income. FAS 158 also requires AIG to measure the funded status of plans as of the date of its year-end balance sheet, with limited exceptions. AIG adopted FAS 158 for the year ending December 31, 2006. The cumulative effect, net of deferred income taxes, on AIG’s consolidated balance sheet at December 31, 2006 was a net reduction in shareholders’ equity through a charge to Accumulated other comprehensive income of $532 million, with a corresponding net decrease of $538 million in total assets, and a net decrease of $6 million in total liabilities. See Note 15 herein for additional information on the adoption of FAS 158.
Future Application of Accounting Standards
On September 19, 2005, the AICPA issued Statement of Position 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts” (SOP 05-1). SOP 05-1 provides guidance on accounting for DAC on internal replacements of insurance and investment contracts other than those specifically described in FAS 97. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverage that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract.
    The effective date of the implementation guidance is January 1, 2007. Upon implementation, AIG expects to record a decrease to opening retained earnings of approximately $100 million, net of tax, to reflect changes in unamortized DAC, VOBA, unearned revenue liabilities and deferred sales inducement assets. This adjustment will reflect changes including the cumulative effect of a shorter expected amortization period for deferred items related to certain group life and health insurance contracts and the effect on the estimated gross profits of investment-oriented products related to previously anticipated future internal replacements. AIG does not expect the implementation of SOP 05-1 to have a material effect on its consolidated financial condition or its consolidated results of operations, although operating income for the Life Insurance & Retirement Services segment will be negatively affected.
    On July 13, 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in income tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and additional disclosures. The effective date of this implementation guidance is January 1, 2007, with the cumulative effect of the change in accounting principles recorded as an adjustment to opening retained earnings. AIG does not expect the implementation of FIN 48 to be material to its consolidated financial condition.
    In September 2006, the FASB issued FAS 157, “Fair Value Measurements” (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. AIG is currently assessing the effect of implementing this guidance.
    In February 2007, the FASB issued FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (FAS 159). FAS 159 permits entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. Subsequent changes in fair value for designated items will be required to be reported in earnings in the current period. FAS 159 also establishes presentation and disclosure requirements for similar types of assets and liabilities measured at fair value. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. AIG is currently assessing the effect of implementing this guidance, which depends on the nature and extent of items elected to be measured at fair value, upon initial application of the standard on January 1, 2008.
2. Segment Information
AIG identifies its reportable segments by product line consistent with its management structure. These segments and their respective operations are as follows:
General Insurance: AIG’s General Insurance subsidiaries are multiple line companies writing substantially all lines of commercial property and casualty insurance and various personal lines both domestically and abroad. AIG’s principal General Insurance operations are as follows:
118       AIG 2006 Form 10-K

American International Group, Inc. and Subsidiaries

2. Segment Information
Continued
    Domestic Brokerage Group (DBG) writes substantially all classes of business insurance in the U.S. and Canada, accepting such business mainly from insurance brokers.
    Transatlantic Holdings, Inc. (Transatlantic) subsidiaries offer reinsurance on both a treaty and facultative basis to insurers in the U.S. and abroad. Transatlantic structures programs for a full range of property and casualty products with an emphasis on specialty risks.
    AIG’s Personal Lines operations provide automobile insurance through AIG Direct, a mass marketing operation, Agency Auto Division and 21st Century Insurance Group (21st Century), as well as a broad range of coverages for high net-worth individuals through the AIG Private Client Group.
    Mortgage Guaranty operations provide guaranty insurance primarily on conventional first mortgage loans on single family dwellings and condominiums.
    AIG’s Foreign General Insurance group accepts risks primarily underwritten through American International Underwriters (AIU), a marketing unit consisting of wholly owned agencies and insurance companies. The Foreign General Insurance group also includes business written by AIG’s foreign-based insurance subsidiaries. The Foreign General Insurance group uses various marketing methods to write both business and consumer lines insurance with certain refinements for local laws, customs and needs. AIU operates in Asia, the Pacific Rim, Europe, including the U.K., Africa, the Middle East and Latin America.
    Each of the General Insurance sub-segments is comprised of groupings of major products and services as follows: DBG is comprised of domestic commercial insurance products and services; Transatlantic is comprised of reinsurance products and services sold to other general insurance companies; Personal Lines are comprised of general insurance products and services sold to individuals; Mortgage Guaranty is comprised of products insuring against losses arising under certain loan agreements; and Foreign General is comprised of general insurance products sold overseas.
Life Insurance & Retirement Services: AIG’s Life Insurance & Retirement Services subsidiaries offer a wide range of insurance and retirement savings products both domestically and abroad. Insurance-oriented products consist of individual and group life, payout annuities (including structured settlements), endowment and accident and health policies. Retirement savings products consist generally of fixed and variable annuities.
    AIG’s principal overseas Life Insurance & Retirement Services operations are American Life Insurance Company (ALICO), American International Assurance Company, Limited, together with American International Assurance Company (Bermuda) Limited (AIA), Nan Shan Life Insurance Company, Ltd. (Nan Shan), The Philippine American Life and General Insurance Company (PhilamLife), AIG Edison Life Insurance Company (AIG Edison Life) and AIG Star Life Insurance Co. Ltd. (AIG Star Life). In 2006, the major internal reporting units for the Foreign Life operations were realigned to better reflect the current management structure. PhilamLife and other Life operations were classified as a reporting unit in 2005. In 2006, PhilamLife is included with AIA, AIRCO and Nan Shan in the Asia internal reporting unit and other operations are included with ALICO, AIG Star Life and AIG Edison Life in the Japan and Other reporting unit. Prior period amounts have been reclassified to conform to the current period presentation.
    AIG’s principal Domestic Life Insurance & Retirement Services operations are American General Life Insurance Company (AG Life), The United States Life Insurance Company in the City of New York (USLIFE), American General Life and Accident Insurance Company (AGLA and, collectively with AG Life and USLIFE, the Domestic Life Insurance internal reporting unit), AIG Annuity Insurance Company (AIG Annuity), The Variable Annuity Life Insurance Company (VALIC) and AIG Retirement Services, Inc (AIG SunAmerica and, collectively with AIG Annuity and VALIC, the Domestic Retirement Services internal reporting unit).
    American International Reinsurance Company (AIRCO) acts primarily as an internal reinsurance company for AIG’s insurance operations.
    Life Insurance & Retirement Services is comprised of two major groupings of products and services: insurance-oriented products and services and retirement savings products and services.
Financial Services: AIG’s Financial Services subsidiaries engage in diversified financial products and services including aircraft and equipment leasing, capital markets transactions, consumer finance and insurance premium finance.
    AIG’s Aircraft Leasing operations represent the operations of International Lease Finance Corporation (ILFC), which generates its revenues primarily from leasing new and used commercial jet aircraft to domestic and foreign airlines. Revenues also result from the remarketing of commercial jets for its own account, and remarketing and fleet management services for airlines and for financial institutions.
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
    Consumer Finance operations include American General Finance Inc. (AGF) as well as AIG Consumer Finance Group Inc. (AIGCFG). AGF and AIGCFG provide a wide variety of consumer finance products, including non-conforming real estate mortgages, consumer loans, retail sales finance and credit-related insurance to customers both domestically and overseas, particularly in emerging markets.
Asset Management: AIG’s Asset Management operations comprise a wide variety of investment-related services and investment products including institutional and retail asset management, broker-dealer services and institutional spread-based investment business. Such services and products are offered to individuals and institutions both domestically and overseas.
Form 10-K 2006 AIG        119

American International Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements Continued

2. Segment Information
Continued
The following table summarizes the operations by major operating segment for the years ended December 31, 2006, 2005 and 2004:

	Operating Segments

		Life
		Insurance
	General	& Retirement	Financial	Asset				Consolidation
(in millions)	Insurance	Services	Services	Management	Other(a)		Total	and Elimination	Consolidated

2006
Revenues(b)	$49,206	$50,163	$8,010	$5,814	$(295)		$112,898	$296	$113,194
Interest expense	23	74	6,216	105	533		6,951	—	6,951
Operating income (loss) before minority interest	10,412	10,032	524	2,346	(1,701)		21,613	74	21,687
Income taxes (benefits)	2,351	2,861	(23)	606	716		6,511	26	6,537
Depreciation expense	274	268	1,655	13	164		2,374	—	2,374
Capital expenditures	375	711	6,278	835	244		8,443	—	8,443
Identifiable assets	167,004	534,977	206,845	97,913	105,279		1,112,018	(132,604)	979,414

2005
Revenues(b)	$45,174	$47,376	$10,525	$5,325	$505		$108,905	$—	$108,905
Interest expense	7	83	5,279	11	293		5,673	—	5,673
Operating income (loss) before minority interest	2,315	8,904	4,276	2,253	(2,535	)(c)	15,213	—	15,213
Income taxes (benefits)	140	2,155	1,366	718	(121)		4,258	—	4,258
Depreciation expense	273	268	1,447	43	169		2,200	—	2,200
Capital expenditures	417	590	6,300	25	194		7,526	—	7,526
Identifiable assets	150,667	480,622	166,488	81,080	92,835		971,692	(118,641)	853,051

2004
Revenues(b)	$41,961	$43,402	$7,495	$4,714	$94		$97,666	$—	$97,666
Interest expense	9	63	4,041	8	306		4,427	—	4,427
Operating income (loss) before minority interest	3,177	7,925	2,180	2,125	(562)		14,845	—	14,845
Income taxes (benefits)	616	2,525	654	753	(141)		4,407	—	4,407
Depreciation expense	251	262	1,366	19	137		2,035	—	2,035
Capital expenditures	350	480	4,481	11	207		5,529	—	5,529
Identifiable assets	131,658	447,841	165,995	80,075	79,752		905,321	(104,314)	801,007

(a)	Includes AIG Parent and other operations which are not required to be reported separately. The following table presents the operating loss for AIG’s Other category for the years ended December 31, 2006, 2005 and 2004:

For the Years Ended December 31,
(in millions)	2006	2005	2004

Operating income (loss):
Equity earnings in unconsolidated entities*	$193	$(124)	$157
Interest expense	(859)	(541)	(435)
Unallocated corporate expenses	(555)	(413)	(316)
Compensation expense — SICO Plans	(108)	(205)	(62)
Compensation expense — Starr tender offer	(54)	—	—
Realized capital gains (losses)	(295)	505	94
Regulatory settlement costs	—	(1,644)	—
Other miscellaneous, net	(23)	(113)	—

Total Other	$(1,701)	$(2,535)	$(562)

*	Includes current year catastrophe-related losses from unconsolidated entities of $312 million and $96 million for 2005 and 2004, respectively. There were no significant catastrophe-related losses in 2006.

(b)	Represents the sum of General Insurance net premiums earned, Life Insurance & Retirement Services GAAP premiums, net investment income, Financial Services interest, lease and finance charges, Asset Management net investment income from spread-based products and advisory and management fees, and realized capital gains (losses).

(c)	Includes settlement costs of $1.64 billion as described in Note 12(a) Litigation and Investigations herein.
120       AIG 2006 Form 10-K

American International Group, Inc. and Subsidiaries

2. Segment Information
Continued
The following table summarizes AIG’s General Insurance operations by major internal reporting unit for the years ended December 31, 2006, 2005 and 2004:

	General Insurance

	Domestic						Total	Consolidation	Total
	Brokerage			Personal	Mortgage	Foreign	Reportable	and	General
(in millions)	Group		Transatlantic	Lines	Guaranty	General	Segment	Elimination	Insurance

2006
Revenues(a)(b)	$27,445		$4,050	$4,871	$877	$11,973	$49,216	$(10)	$49,206
Losses & loss expenses incurred	16,622		2,463	3,306	349	5,312	28,052	—	28,052
Underwriting expenses	4,838		998	1,133	200	3,573	10,742	—	10,742
Operating income(b)(c)(d)	5,985		589	432	328	3,088	10,422	(10)	10,412
Depreciation expense	100		2	52	5	115	274	—	274
Capital expenditures	125		2	94	11	143	375	—	375
Identifiable assets	104,866		14,268	5,391	3,604	43,879	172,008	(5,004)	167,004

2005
Revenues(a)	$25,206		$3,766	$4,848	$655	$10,684	$45,159	$15	$45,174
Losses & loss expenses incurred	21,328		2,877	3,566	139	5,181	33,091	—	33,091
Underwriting expenses	4,524		928	1,087	153	3,076	9,768	—	9,768
Operating income (loss) (c)(d)(e)	(646	) (f)	(39)	195	363	2,427	2,300	15	2,315
Depreciation expense	114		2	48	4	105	273	—	273
Capital expenditures	119		2	94	6	196	417	—	417
Identifiable assets	95,829		12,365	5,245	3,165	39,044	155,648	(4,981)	150,667

2004
Revenues(a)	$23,332		$3,990	$4,488	$660	$9,473	$41,943	$18	$41,961
Losses & loss expenses incurred	18,808		2,755	3,211	142	5,441	30,357	—	30,357
Underwriting expenses	3,747		953	920	119	2,688	8,427	—	8,427
Operating income(c)	777		282	357	399	1,344	3,159	18	3,177
Depreciation expense	122		3	29	3	94	251	—	251
Capital expenditures	115		2	92	7	134	350	—	350
Identifiable assets	81,754		10,605	5,159	2,826	36,055	136,399	(4,741)	131,658

(a)	Represents the sum of General Insurance net premiums earned, net investment income and realized capital gains (losses).

(b)	Includes the effect of out of period adjustments related to the accounting for certain interests in unit investment trusts. For DBG, the effect was an increase of $66 million in both revenues and operating income and for Foreign General, the effect was an increase of $424 million in both revenues and operating income.

(c)	There were no significant catastrophe-related losses in 2006. Catastrophe-related losses for 2005 and 2004 by reporting unit were:

	2005		2004

		Net		Net
	Insurance	Reinstatement	Insurance	Reinstatement
	Related	Premium	Related	Premium
(in millions)	Losses	Cost	Losses	Cost

Reporting Unit:
DBG	$1,747	$122	$582	$—
Transatlantic	463	45	215	—
Personal Lines	112	2	25	—
Mortgage Guaranty	10	—	—	—
Foreign General	293	94	232	—

Total	$2,625	$263	$1,054	$—

(d)	Includes additional losses incurred and net reinstatement premiums related to prior year catastrophes of $199 million and $277 million in 2006 and 2005, respectively.

(e)	Includes the fourth quarter 2005 increase in net reserves of approximately $1.8 billion resulting from the annual review of General Insurance loss and loss adjustment reserves.

(f)	Includes $291 million of expenses related to changes in estimates for uncollectible reinsurance and other premium balances, and $100 million of accrued expenses in connection with certain workers compensation insurance policies written between 1985 and 1996.
Form 10-K 2006 AIG        121

American International Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements Continued

2. Segment Information
Continued
The following table summarizes AIG’s Life Insurance & Retirement Services operations by major internal reporting unit for the years ended December 31, 2006, 2005 and 2004:

	Life Insurance & Retirement Services

											Total Life
					Domestic		Domestic		Total	Consolidation	Insurance &
	Japan				Life		Retirement		Reportable	and	Retirement
(in millions)	and Other	(a)	Asia	(b)	Insurance	(c)	Services	(d)	Segment	Elimination	Services

2006
Revenues:(e)(f)
Insurance-oriented products	$13,243		$17,712		$8,538		$—		$39,493	$—	$39,493
Retirement savings products	2,793		168		568		7,141		10,670	—	10,670

Total revenues	16,036		17,880		9,106		7,141		50,163	—	50,163

Operating income(f)	3,732		3,060		917		2,323		10,032	—	10,032
Depreciation expense	101		70		63		34		268	—	268
Capital expenditures	342		260		71		38		711	—	711
Identifiable assets	136,127		109,148		103,628		192,885		541,788	(6,811)	534,977

2005
Revenues:(e)
Insurance-oriented products	$12,436		$15,853		$8,525		$—		$36,814	$—	$36,814
Retirement savings products	2,857		129		690		6,886		10,562	—	10,562

Total revenues	15,293		15,982		9,215		6,886		47,376	—	47,376

Operating income	2,959		2,286		1,495		2,164		8,904	—	8,904
Depreciation expense	91		81		65		31		268	—	268
Capital expenditures	153		340		71		26		590	—	590
Identifiable assets	115,487		87,816		99,597		185,383		488,283	(7,661)	480,622

2004
Revenues:(e)
Insurance-oriented products	$10,690		$15,789		$8,011		$—		$34,490	$—	$34,490
Retirement savings products	1,537		107		704		6,564		8,912	—	8,912

Total revenues	12,227		15,896		8,715		6,564		43,402	—	43,402

Operating income	2,393		2,455		1,023		2,054		7,925	—	7,925
Depreciation expense	104		59		62		37		262	—	262
Capital expenditures	308		96		47		29		480	—	480
Identifiable assets	104,060		76,025		91,538		183,092		454,715	(6,874)	447,841

(a)	Revenues and operating income include realized capital gains (losses) of $406 million, $(72) million and $(156) million for 2006, 2005 and 2004, respectively. Includes the effect of hedging activities that did not qualify for hedge accounting treatment under FAS 133 and the application of FAS 52, which were $191 million, $(462) million and $(300) million for 2006, 2005 and 2004, respectively.

(b)	Revenues in 2004 include approximately $640 million of premium from a single reinsurance transaction involving terminal funding pension business, which is offset by a similar increase in benefit reserves. Revenues and operating income include realized capital gains (losses) of $301 million, $156 million and $528 million for 2006, 2005 and 2004, respectively. Includes the effect of hedging activities that did not qualify for hedge accounting treatment under FAS 133 and the application of FAS 52, which were $191 million, $(97) million and $166 million for 2006, 2005 and 2004, respectively.

(c)	Includes the life operations of AIG Life Insurance Company and American International Life Assurance Company of New York. Operating income in 2006 included charges of $125 million resulting from the adverse Superior National arbitration ruling and $66 million related to the exiting of the domestic financial institutions credit life business. Operating income in 2004 included a $178 million charge related to a workers compensation quota share reinsurance agreement with Superior National. See Note 12(c) herein for additional information. In addition, in 2004, as part of the business review of group life/health, approximately $68 million was incurred for reserve strengthening and allowances for receivables. Revenues and operating income include realized capital gains (losses) of $(215) million, $35 million and $(120) million for 2006, 2005 and 2004, respectively. Includes the effect of hedging activities that did not qualify for hedge accounting treatment under FAS 133 and the application of FAS 52, which were $19 million, $76 million and $8 million for 2006, 2005 and 2004, respectively.

(d)	Revenues and operating income include realized capital gains (losses) of $(404) million, $(277) million and $(207) million for 2006, 2005 and 2004, respectively. Includes the effect of hedging activities that did not qualify for hedge accounting treatment under FAS 133 and the application of FAS 52, which were $(46) million, $(12) million and $(14) million for 2006, 2005 and 2004, respectively.

(e)	Represents the sum of Life Insurance & Retirement Services GAAP premiums, net investment income and realized capital gains (losses).

(f)	Includes the effect of out of period adjustments related to the accounting for certain interests in unit investment trusts. For 2006 the effect was an increase of $240 million in revenues and $169 million in operating income.
122       AIG 2006 Form 10-K

American International Group, Inc. and Subsidiaries

2. Segment Information
Continued
The following table summarizes AIG’s Financial Services operations by major internal reporting unit for the years ended December 31, 2006, 2005 and 2004:

	Financial Services

						Total	Consolidation	Total
	Aircraft	Capital	Consumer			Reportable	and	Financial
(in millions)	Leasing	Markets(a)	Finance		Other(b)	Segment	Elimination	Services

2006
Revenues (c)(d)(e)	$4,143	$(186)	$3,819		$626	$8,402	$(392)	$8,010
Interest expense(d)	1,442	3,215	1,303		319	6,279	(63)	6,216
Operating income (loss)(e)	639	(873)	761	(f)	(3)	524	—	524
Depreciation expense	1,584	19	41		11	1,655	—	1,655
Capital expenditures	6,012	15	52		199	6,278	—	6,278
Identifiable assets	41,975	121,243	32,702		16,786	212,706	(5,861)	206,845

2005
Revenues (c)(d)(e)	$3,578	$3,260	$3,613		$387	$10,838	$(313)	$10,525
Interest expense(d)	1,125	3,033	1,005		316	5,479	(200)	5,279
Operating income(e)	679	2,661	876	(f)	60	4,276	—	4,276
Depreciation expense	1,384	20	38		5	1,447	—	1,447
Capital expenditures	6,193	3	54		50	6,300	—	6,300
Identifiable assets	37,515	90,090	30,704		14,872	173,181	(6,693)	166,488

2004
Revenues (c)(d)(e)	$3,136	$1,278	$2,978		$835	$8,227	$(732)	$7,495
Interest expense(d)	993	2,300	705		144	4,142	(101)	4,041
Operating income(e)	642	662	786		90	2,180	—	2,180
Depreciation expense	1,273	42	33		18	1,366	—	1,366
Capital expenditures	4,400	29	35		17	4,481	—	4,481
Identifiable assets	33,997	98,303	26,560		13,985	172,845	(6,850)	165,995

(a)	Certain transactions entered into by AIGFP generate tax credits and benefits which are included in income taxes in the consolidated statement of income. The amount of such tax credits and benefits for the years ended December 31, 2006, 2005 and 2004 were $50 million, $67 million, and $107 million, respectively.

(b)	Operating loss in 2006 includes specific reserves of $42 million related to two commercial lending transactions.

(c)	Represents primarily the sum of aircraft lease rentals from ILFC, AIGFP hedged financial positions entered into in connection with counterparty transactions, the effect of hedging activities that did not qualify for hedge accounting treatment under FAS 133, including the related foreign exchange gains and losses, and finance charges from consumer finance operations.

(d)	Interest expense for the Capital Markets business is included in Revenues above and in Other income on the Consolidated Statement of Income.

(e)	Includes the effect of hedging activities that did not qualify for hedge accounting treatment under FAS 133, including the related foreign exchange gains and losses. For 2006, 2005 and 2004, respectively, the effect was $(1.82) billion, $2.01 billion and $(122) million in both revenues and operating income for Capital Markets. These amounts result primarily from interest rate and foreign currency derivatives that are economically hedging available for sale securities and borrowings. For 2004, the effect was $(27) million in operating income for Aircraft Leasing. During 2006 and 2005, Aircraft Leasing derivative gains and losses were reported as part of AIG’s Other category, and were not reported in Aircraft Leasing’s operating income.

(f)	Includes catastrophe-related losses of $62 million recorded in 2005 resulting from hurricane Katrina, which were reduced by $35 million in 2006 as a result of reevaluation of the remaining estimated losses.
Form 10-K 2006 AIG        123

American International Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements Continued

2. Segment Information
Continued
A substantial portion of AIG’s operations is conducted in countries other than the United States and Canada. The following table summarizes AIG’s operations by major geographic segment. Allocations have been made on the basis of the location of operations and assets.

	Geographic Segments

			Other
(in millions)	Domestic(a)	Far East	Foreign	Consolidated

2006
Revenues(b)	$57,986	$33,795	$21,413	$113,194
Real estate and other fixed assets, net of accumulated depreciation	2,432	1,082	867	4,381
Flight equipment primarily under operating leases, net of accumulated depreciation(c)	39,875	—	—	39,875

2005
Revenues(b)	$59,858	$32,036	$17,011	$108,905
Real estate and other fixed assets, net of accumulated depreciation	1,905	929	807	3,641
Flight equipment primarily under operating leases, net of accumulated depreciation(c)	36,245	—	—	36,245

2004
Revenues(b)	$53,827	$27,761	$16,078	$97,666
Real estate and other fixed assets, net of accumulated depreciation	1,777	894	834	3,505
Flight equipment primarily under operating leases, net of accumulated depreciation(c)	32,130	—	—	32,130

(a)	Including revenues from General Insurance operations in Canada of $691 million, $638 million and $549 million in 2006, 2005 and 2004, respectively.

(b)	Represents the sum of General Insurance net premiums earned, Life Insurance & Retirement Services GAAP premiums, net investment income, Financial Services interest, lease and finance charges, Asset Management net investment income with respect to spread-based products and advisory and management fees, and realized capital gains (losses).

(c)	Approximately 90 percent of ILFC’s fleet is operated by foreign airlines.
3. Federal Income Taxes
AIG and its eligible U.S. subsidiaries file a consolidated U.S. federal income tax return. Life Insurance subsidiaries of American General Corporation (AGC) also file a consolidated U.S. federal income tax return and will not be included in AIG’s consolidated federal income tax return until 2007. Other U.S. entities included in the consolidated financial statements also file separate U.S. federal income tax returns. Subsidiaries operating outside the U.S. are taxed, and income tax expense is recorded, based on applicable U.S. and foreign statutes.
    U.S. federal income taxes have not been provided on $1.3 billion of undistributed earnings of certain U.S. subsidiaries that are not included in the consolidated AIG U.S. federal income tax return because tax planning strategies are available, and would be utilized, to eliminate the tax liability related to these earnings. U.S. federal income taxes have not been provided on the undistributed earnings of certain non-U.S. subsidiaries to the extent that such earnings have been reinvested abroad for an indefinite period of time. At December 31, 2006, the cumulative amount of undistributed earnings in these subsidiaries approximated $17.6 billion. Determining the deferred tax liability that would arise if these earnings were not permanently reinvested abroad is not practicable.
    A component of life insurance surplus accumulated prior to 1984 is not taxable unless it exceeds certain statutory limitations or is distributed to shareholders. The American Jobs Creation Act of 2004 amended the federal income tax law to permit life insurance companies to distribute amounts from their policyholders’ surplus accounts in 2005 and 2006 without incurring federal income tax on the distributions. In 2005 and 2006, AIG made distributions and eliminated the aggregate balance of $945 million from its policyholders’ surplus accounts.
    A Revenue Agent’s Report proposing to assess additional taxes for the years 1997 to 1999 has been issued to AIG and a Letter of Protest contesting the proposed assessments has been filed with the Internal Revenue Service (IRS). A draft settlement agreed to in substance has been received from the IRS for years 1997 to 1999. Settlement has been reached with the IRS for years prior to 1997 although AIG has reserved the right to timely claim refunds for items related to the restatements of AIG’s 2004 and prior financial statements during 2005.
    In addition, for the years ended September 30, 1993 and 1994, a Notice of Deficiency assessing additional taxes has been issued to AIG Retirement Services Inc., which has filed a petition for redetermination with the United States Tax Court challenging the Notice. Revenue Agents’ Reports for the years ended September 30, 1995 and 1996 and for the period from September 30, 1997 to December 31, 1998 have also been issued to AIG Retirement Services Inc., and Letters of Protest contesting the proposed assessments have been filed with the IRS. Similarly, SunAmerica Life Insurance Company (SunAmerica Life) has also received a proposed assessment and has filed a protest for the year ended December 31, 1999.
124       AIG 2006 Form 10-K

American International Group, Inc. and Subsidiaries

3. Federal Income Taxes
Continued
    It is management’s belief that there are substantial arguments in support of the positions taken by AIG, AIG Retirement Services Inc., and SunAmerica Life in their Letters of Protest and Tax Court litigation. Although the final outcome of any issues raised in connection with these years is uncertain, AIG believes that any tax obligation, including interest thereon, would not be material to AIG’s consolidated financial condition, results of operations or liquidity.
    AGC’s tax years through 1999 have been audited and settled with the IRS. Although a Revenue Agent’s Report has not yet been issued to AGC for years ended December 31, 2000, 2001 and 2002, AIG has received a notice of proposed adjustment for certain items during that period from the IRS.
The pretax components of U.S. and foreign income reflect the locations in which such pretax income was generated. The pretax U.S. and foreign income was as follows for the years ended December 31, 2006, 2005 and 2004:

(in millions)	2006	2005	2004

U.S.	$9,862	$6,103	$6,069
Foreign	11,825	9,110	8,776

Total	$21,687	$15,213	$14,845

The U.S. federal income tax rate was 35 percent for 2006, 2005 and 2004. Actual tax expense on income differs from the “expected” amount computed by applying the federal income tax rate because of the following:

	2006		2005		2004

		Percent		Percent		Percent
Years Ended December 31,		of Pretax		of Pretax		of Pretax
(dollars in millions)	Amount	Income	Amount	Income	Amount	Income

U.S. federal income tax at statutory rate	$7,591	35.0%	$5,325	35.0%	$5,197	35.0%
Adjustments:
Tax exempt interest	(718)	(3.3)	(566)	(3.7)	(440)	(2.9)
Partnerships and joint ventures	(265)	(1.2)	(85)	(0.5)	(27)	(0.2)
Synthetic fuel and other tax credits	(196)	(0.9)	(296)	(1.9)	(310)	(2.1)
Effect of foreign operations	(132)	(0.6)	(253)	(1.7)	(11)	(0.1)
Dividends received deduction	(102)	(0.5)	(117)	(0.8)	(83)	(0.6)
State income taxes	59	0.3	86	0.6	23	0.2
Nondeductible compensation	61	0.3	83	0.5	20	0.1
Penalties	3	—	76	0.5	28	0.2
Other	236	1.0	5	—	10	0.1

Actual income tax expense	$6,537	30.1%	$4,258	28.0%	$4,407	29.7%

Foreign and U.S. components of actual income tax expense:
Foreign:
Current	$2,725		$974		$1,104
Deferred	933		426		561
U.S.:
Current	2,764		1,613		1,541
Deferred	115		1,245		1,201

Total	$6,537		$4,258		$4,407

Form 10-K 2006 AIG        125

American International Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements Continued

3. Federal Income Taxes
Continued
The components of the net deferred tax liability as of December 31, 2006 and 2005 were as follows:

(in millions)	2006	2005

Deferred tax assets:
Loss reserve discount	$1,969	$2,242
Unearned premium reserve reduction	1,352	1,042
Loan loss and other reserves	1,054	419
Investment in foreign subsidiaries and joint ventures	420	349
Adjustment to life policy reserves	3,584	3,170
Accruals not currently deductible, and other	1,420	1,189

Total deferred tax assets	9,799	8,411

Deferred tax liabilities:
Deferred policy acquisition costs	10,396	7,573
Flight equipment, fixed assets and intangible assets	4,377	3,196
Unrealized appreciation of investments	3,370	4,025
Other	508	224

Total deferred tax liabilities	18,651	15,018

Net deferred tax liability	$8,852	$6,607

AIG has recorded alternative minimum tax credit carry forwards of $222 million and $192 million at December 31, 2006 and 2005, respectively. The alternative minimum tax credits do not expire.
4. Deferred Policy Acquisition Costs
The following reflects the policy acquisition costs deferred for amortization against future income and the related amortization charged to income for General Insurance and Life Insurance & Retirement Services operations:

Years Ended December 31,
(in millions)	2006	2005	2004

General Insurance operations:
Balance at beginning of year	$4,048	$3,998	$3,619

Acquisition costs deferred	8,115	7,480	6,617
Amortization expense	(7,866)	(7,365)	(6,301)
Increase (decrease) due to foreign exchange	58	(65)	63

Balance at end of year	$4,355	$4,048	$3,998

Life Insurance & Retirement Services operations:
Balance at beginning of year	$28,106	$25,080	$21,822

Acquisition costs deferred	6,823	6,513	6,266
Amortization expense	(3,712)	(3,328)	(3,514)
Change in net unrealized gains (losses) on securities	646	977	(198)
Increase (decrease) due to foreign exchange	947	(1,136)	704

Subtotal	$32,810	$28,106	$25,080

Consolidation and elimination	70	—	—

Balance at end of year	$32,880	$28,106	$25,080

Total deferred policy acquisition costs	$37,235	$32,154	$29,078

    Included in the above table is the VOBA, an intangible asset recorded during purchase accounting, which is amortized in a manner similar to DAC. Amortization of VOBA was $239 million, $291 million and $407 million while the unamortized balance was $1.98 billion, $2.14 billion and $2.52 billion for 2006, 2005 and 2004, respectively. The percentage of the unamortized balance of VOBA at 2006 expected to be amortized for 2007 through 2012 by year is: 11.3 percent, 10.0 percent, 8.8 percent, 7.3 percent and 6.0 percent, respectively, with 56.6 percent being amortized after five years. These projections are based on current estimates for investment, persistency, mortality, and morbidity assumptions. The DAC amortization charged to income includes the increase or decrease of amortization for FAS 97-related realized capital gains (losses), primarily in the Domestic Retirement Services business. For 2006, 2005 and 2004, respectively, the rate of amortization expense decreased by $98 million, $46 million and $41 million.
    There were no impairments of DAC or VOBA for the years ended December 31, 2006, 2005 and 2004.
126       AIG 2006 Form 10-K

American International Group, Inc. and Subsidiaries

5. Reinsurance
In the ordinary course of business, AIG’s General Insurance and Life Insurance companies place reinsurance with other insurance companies in order to provide greater diversification of AIG’s business and limit the potential for losses arising from large risks. In addition, AIG’s General Insurance subsidiaries assume reinsurance from other insurance companies.
General Reinsurance: General reinsurance is effected under reinsurance treaties and by negotiation on individual risks. Certain of these reinsurance arrangements consist of excess of loss contracts which protect AIG against losses over stipulated amounts. Ceded premiums are considered prepaid reinsurance premiums and are recognized as a reduction of premiums earned over the contract period in proportion to the protection received. Amounts recoverable from general reinsurers are estimated in a manner consistent with the claims liabilities associated with the reinsurance and presented as a component of reinsurance assets. Assumed reinsurance premiums are earned primarily on a pro-rata basis over the terms of the reinsurance contracts.
General Insurance premiums written and earned were comprised of the following:

Years Ended December 31,
(in millions)	2006	2005	2004

Premiums written:
Direct	$49,609	$46,689	$44,692
Assumed	6,671	6,036	7,354
Ceded	(11,414)	(10,853)	(11,423)

Total	$44,866	$41,872	$40,623

Premiums earned:
Direct	$47,973	$45,794	$43,109
Assumed	6,449	5,921	7,094
Ceded	(10,971)	(10,906)	(11,666)

Total	$43,451	$40,809	$38,537

    For the years ended December 31, 2006, 2005 and 2004, reinsurance recoveries, which reduced loss and loss expenses incurred, amounted to $8.3 billion, $20.7 billion and $12.1 billion, respectively.
Life Insurance: Life reinsurance is effected principally under yearly renewable term treaties. The premiums with respect to these treaties are considered prepaid reinsurance premiums and are recognized as a reduction of premiums earned over the contract period in proportion to the protection provided. Amounts recoverable from life reinsurers are estimated in a manner consistent with the assumptions used for the underlying policy benefits and are presented as a component of reinsurance assets.
Life Insurance & Retirement Services premiums were comprised of the following:

Years Ended December 31,
(in millions)	2006	2005	2004

Gross premiums	$32,117	$30,717	$29,202
Ceded premiums	(1,481)	(1,317)	(1,114)

Premiums	$30,636	$29,400	$28,088

    Life Insurance recoveries, which reduced death and other benefits, approximated $806 million, $770 million and $779 million, respectively, for the years ended December 31, 2006, 2005 and 2004.
Life Insurance in force ceded to other insurance companies was as follows:

Years Ended December 31,
(in millions)	2006	2005	2004

Life Insurance in force ceded	$408,970	$365,082	$344,036

    Life Insurance assumed represented 0.1 percent, 0.8 percent and 0.7 percent of gross Life Insurance in force at December 31, 2006, 2005 and 2004, respectively, and Life Insurance & Retirement Services premiums assumed represented 0.1 percent, 0.3 percent and 2.5 percent of gross GAAP premiums for the years ended December 31, 2006, 2005 and 2004, respectively.
Supplemental information for gross loss and benefit reserves net of ceded reinsurance at December 31, 2006 and 2005 follows:

	As	Net of
(in millions)	Reported	Reinsurance

2006
Reserve for losses and loss expenses	$(79,999)	$(62,630)
Future policy benefits for life and accident and health insurance contracts	(122,230)	(120,656)
Reserve for unearned premiums	(26,271)	(22,759)
Reinsurance assets	23,355	—

2005
Reserve for losses and loss expenses	$(77,169)	$(57,476)
Future policy benefits for life and accident and health insurance contracts	(108,807)	(107,420)
Reserve for unearned premiums	(24,243)	(21,174)
Reinsurance assets	24,978	—

    AIRCO acts primarily as an internal reinsurance company for AIG’s insurance operations. This facilitates insurance risk management (retention, volatility, concentrations) and capital planning locally (branch and subsidiary). It also allows AIG to pool its insurance risks and purchase reinsurance more efficiently at a consolidated level, manage global counterparty risk and relationships and manage global life catastrophe risks.
    AIG’s Domestic Life Insurance & Retirement Services operations utilize internal and third-party reinsurance relationships to
Form 10-K 2006 AIG        127

American International Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements Continued

5. Reinsurance
Continued
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
    AIG generally obtains letters of credit in order to obtain statutory recognition of its intercompany reinsurance transactions. For this purpose, AIG has a $2.5 billion syndicated letter of credit facility outstanding as of December 31, 2006, all of which relates to life intercompany reinsurance transactions.
    AIG is also a party to a 364-day bilateral revolving credit facility for an aggregate amount of $3.2 billion. The facility can be drawn in the form of letters of credit with terms of up to eight years. As of December 31, 2006, approximately $2.69 billion principal amount of letters of credit are outstanding under this facility, of which approximately $1.3 billion relates to life intercompany reinsurance transactions. AIG has also obtained approximately $201 million of letters of credit on a bilateral basis.
Reinsurance Security: AIG’s third party reinsurance arrangements do not relieve AIG from its direct obligation to its insureds. Thus, a credit exposure exists with respect to both general and life reinsurance ceded to the extent that any reinsurer fails to meet the obligations assumed under any reinsurance agreement. AIG holds substantial collateral as security under related reinsurance agreements in the form of funds, securities, and/or letters of credit. A provision has been recorded for estimated unrecoverable reinsurance. AIG has been largely successful in prior recovery efforts.
    AIG evaluates the financial condition of its reinsurers and establishes limits per reinsurer through AIG’s Credit Risk Committee. AIG believes that no exposure to a single reinsurer represents an inappropriate concentration of risk to AIG, nor is AIG’s business substantially dependent upon any single reinsurer.
6. Reserve for Losses and Loss Expenses and Future Life Policy Benefits and Policyholders’ Contract Deposits
The following analysis provides a reconciliation of the activity in the reserve for losses and loss expenses:

Years Ended December 31,
(in millions)	2006	2005	2004

At beginning of year:
Reserve for losses and loss expenses	$77,169	$61,878	$51,871
Reinsurance recoverable	(19,693)	(14,624)	(15,643)

Total	57,476	47,254	36,228

Foreign exchange effect	741	(628)	524
Acquisition(a)	55	—	—

Losses and loss expenses incurred:
Current year	27,805	28,426	26,793
Prior years, other than accretion of discount	(53)	4,680 (b)	3,187	(c)
Prior years, accretion of discount	300	(15)	377

Total	28,052	33,091	30,357

Losses and loss expenses paid:
Current year	8,368	7,331	7,692
Prior years	15,326	14,910	12,163

Total	23,694	22,241	19,855

At end of year:
Net reserve for losses and loss expenses	62,630	57,476	47,254
Reinsurance recoverable	17,369	19,693	14,624

Total	$79,999	$77,169	$61,878

(a)	Reflects the opening balance with respect to the acquisition of the Central Insurance Co., Ltd. in the third quarter of 2006.

(b)	Includes fourth quarter charge of $1.8 billion resulting from the annual review of General Insurance loss and loss adjustment reserves.

(c)	Includes fourth quarter charge of $850 million attributable to the change in estimate for asbestos and environmental exposures.
The analysis of the future policy benefits and policyholders’ contract deposits liabilities follows:

Years Ended December 31,
(in millions)	2006	2005*

Future policy benefits:
Long duration contracts	$121,364	$107,877
Short duration contracts	866	930

Total	$122,230	$108,807

* 2005 amounts have been reclassified to conform to 2006 presentation.
128       AIG 2006 Form 10-K

American International Group, Inc. and Subsidiaries

6. Reserve for Losses and Loss Expenses and Future Life Policy Benefits and Policyholders’ Contract Deposits
Continued

Years Ended December 31,
(in millions)	2006	2005*

Policyholders’ contract deposits:
Annuities	$144,599	$142,057
GICs	34,746	39,705
Universal life products	22,632	18,682
Variable investment contracts	14,289	8,373
Variable products	14,264	7,799
Corporate life products	2,083	2,077
Other investment contracts	12,045	8,334

Total	$244,658	$227,027

    Long duration contract liabilities included in future policy benefits, as presented in the preceding table, result from life products. Short duration contract liabilities are primarily accident and health products. The liability for future life policy benefits has been established based upon the following assumptions:

•	Interest rates (exclusive of immediate/terminal funding annuities), which vary by territory, year of issuance and products, range from 1.0 percent to 12.5 percent within the first 20 years. Interest rates on immediate/terminal funding annuities are at a maximum of 11.5 percent and grade to not greater than 6.0 percent.
•	Mortality and surrender rates are based upon actual experience by geographical area modified to allow for variations in policy form. The weighted average lapse rate, including surrenders, for individual and group life approximated 7.4 percent.
•	The portions of current and prior net income and of current unrealized appreciation of investments that can inure to the benefit of AIG are restricted in some cases by the insurance contracts and by the local insurance regulations of the countries in which the policies are in force.
•	Participating life business represented approximately 19 percent of the gross insurance in force at December 31, 2006 and 34 percent of gross GAAP premiums in 2006. The amount of annual dividends to be paid is determined locally by the boards of directors. Provisions for future dividend payments are computed by jurisdiction, reflecting local regulations.
    The liability for policyholders’ contract deposits has been established based on the following assumptions:

•	Interest rates credited on deferred annuities, which vary by territory and year of issuance, range from 1.2 percent to, including bonuses, 12.0 percent. Less than 1.0 percent of the liabilities are credited at a rate greater than 9.0 percent. Current declared interest rates are generally guaranteed to remain in effect for a period of one year though some are guaranteed for longer periods. Withdrawal charges generally range from zero percent to 20.0 percent grading to zero over a period of zero to 19 years.
•	Domestically, guaranteed investment contracts (GICs) have market value withdrawal provisions for any funds withdrawn other than benefit responsive payments. Interest rates credited generally range from 2.6 percent to 9.0 percent. The vast majority of these GICs mature within five years. Overseas, interest rates credited on GICs generally range from 1.2 percent to 5.2 percent and maturities range from one to five years.
•	Interest rates on corporate life insurance products are guaranteed at 4.0 percent and the weighted average rate credited in 2006 was 5.2 percent.
•	The universal life funds have credited interest rates of 1.5 percent to 7.0 percent and guarantees ranging from 1.5 percent to 5.5 percent depending on the year of issue. Additionally, universal life funds are subject to surrender charges that amount to 12.2 percent of the aggregate fund balance grading to zero over a period not longer than 20 years.
•	For variable products and investment contracts, policy values are expressed in terms of investment units. Each unit is linked to an asset portfolio. The value of a unit increases or decreases based on the value of the linked asset portfolio. The current liability at any time is the sum of the current unit value of all investment units plus any liability for guaranteed minimum death or withdrawal benefits. A portion of these liabilities are classified in the Spread-Based Investment Business for segment reporting purposes.
    Certain products are subject to experience adjustments. These include group life and group medical products, credit life contracts, accident and health insurance contracts/riders attached to life policies and, to a limited extent, reinsurance agreements with other direct insurers. Ultimate premiums from these contracts are estimated and recognized as revenue, and the unearned portions of the premiums recorded as liabilities. Experience adjustments vary according to the type of contract and the territory in which the policy is in force and are subject to local regulatory guidance.
Form 10-K 2006 AIG        129

American International Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements Continued

7. Statutory Financial Data
Statutory surplus and net income for General Insurance, Life Insurance & Retirement Services operations in accordance with regulatory accounting practices were as follows:

Years Ended December 31,
(in millions)	2006	2005	2004

Statutory surplus(a):
General Insurance	$32,665	$24,508	$20,632
Life Insurance & Retirement Services	35,058	30,739	28,609
Statutory net income(a)(b):
General Insurance(c)	8,010	1,713	3,028
Life Insurance & Retirement Services(a)	5,088	4,762	4,474

(a)	Statutory surplus and net income with respect to foreign operations are estimated as of November 30. The basis of presentation for branches of AIA is the Hong Kong statutory filing basis. The basis of presentation for branches of ALICO is the U.S. statutory filing basis. AIG Star Life, AIG Edison Life, Nan Shan and Philamlife are estimated based on their respective local country filing basis.

(b)	Includes realized capital gains and losses and taxes.

(c)	Includes catastrophe losses, net of tax, of $1.9 billion and $660 million in 2005 and 2004, respectively.
    AIG’s insurance subsidiaries file financial statements prepared in accordance with statutory accounting practices prescribed or permitted by domestic and foreign insurance regulatory authorities. The differences between statutory financial statements and financial statements prepared in accordance with U.S. GAAP vary between domestic and foreign by jurisdiction. The principal differences are that statutory financial statements do not reflect DAC, some bond portfolios may be carried at amortized cost, assets and liabilities are presented net of reinsurance, policyholder liabilities are valued using more conservative assumptions and certain assets are non-admitted.
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
8. Investment Information
Insurance Operations
(a) Statutory Deposits: Cash and securities with carrying values of $16.5 billion and $11.8 billion were deposited by AIG’s insurance subsidiaries under requirements of regulatory authorities as of December 31, 2006 and 2005, respectively.
(b) Net Investment Income: An analysis of net investment income follows:

Years Ended December 31,
(in millions)	2006	2005	2004

Fixed maturities	$19,078	$17,685	$15,884
Equity securities	1,693	1,730	621
Short-term investments	719	494	177
Interest on mortgage, policy and collateral loans	1,253	1,177	1,096
Other invested assets	3,551	1,905	1,444

Total investment income	26,294	22,991	19,222
Investment expenses	1,002	826	757

Net investment income	$25,292	$22,165	$18,465

130       AIG 2006 Form 10-K

American International Group, Inc. and Subsidiaries

8. Investment Information
Continued
(c) Realized Gains and Losses:
The realized capital gains (losses) and increase (decrease) in unrealized appreciation of AIG’s consolidated available for sale investments were as follows:

Years Ended December 31,
(in millions)	2006	2005	2004

Realized capital gains (losses):
Fixed maturities*	$(1,069)	$(108)	$178
Equity securities*	679	588	541
Other gains (losses)	496	(139)	(675)

Realized capital gains (losses)	$106	$341	$44

Increase (decrease) in unrealized appreciation of investments:
Fixed maturities	$(198)	$(4,656)	$1,436
Equity securities	432	850	445
Other investments	986	2,138	(283)
Capital Markets investments	1,354	(1,909)	270

Increase (decrease) in unrealized appreciation	$2,574	$(3,577)	$1,868

* Includes other-than-temporary impairments.
Net unrealized gains included in the Consolidated Income Statement from investment securities classified as trading securities for 2006, 2005 and 2004 were $938 million, $1.1 billion and $269 million, respectively.
The gross realized gains and gross realized losses on AIG’s consolidated available for sale securities were as follows:

	2006		2005		2004

	Gross	Gross	Gross	Gross	Gross	Gross
	Realized	Realized	Realized	Realized	Realized	Realized
(in millions)	Gains	Losses	Gains	Losses	Gains	Losses

Fixed maturities	$711	$1,780	$1,586	$1,694	$1,560	$1,382
Equity securities	1,111	454	930	409	774	379
Preferred stocks	22	—	101	34	173	27

Total	$1,844	$2,234	$2,617	$2,137	$2,507	$1,788

(d) Fair Value of Investment Securities:
The amortized cost and estimated fair value of securities available for sale and held to maturity for the Insurance and Asset Management segments at December 31, 2006 and December 31, 2005 follows:

	December 31, 2006				December 31, 2005

		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(in millions)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Available for sale: (a)(b)
U.S. government and government sponsored entities	$5,386	$106	$130	$5,362	$7,848	$124	$94	$7,878
States(b)(c)	59,785	1,056	210	60,631	49,116	853	315	49,654
Foreign governments	62,153	5,428	436	67,145	57,509	4,881	665	61,725
Corporate debt	249,839	6,519	2,627	253,731	235,139	7,770	2,650	240,259

Total bonds	$377,163	$13,109	$3,403	$386,869	$349,612	$13,628	$3,724	$359,516
Equity securities	13,147	2,813	159	15,801	12,407	2,479	257	14,629

Total	$390,310	$15,922	$3,562	$402,670	$362,019	$16,107	$3,981	$374,145

Held to maturity:(a)
Bonds — States(c)	$21,437	$731	$14	$22,154	$21,528	$552	$33	$22,047

(a)	At December 31, 2006 and 2005, fixed maturities held by AIG that were below investment grade or not rated totaled $21.24 billion and $20.54 billion, respectively.

(b)	In 2006, excludes hybrid financial instruments with an estimated fair value of $522 million at December 31, 2006.

(c)	Including municipalities and political subdivisions.
Form 10-K 2006 AIG        131

American International Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements Continued

8. Investment Information
Continued
The following table presents the amortized cost and estimated fair values of fixed maturity securities available for sale and held to maturity at December 31, 2006, by contractual maturity. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity

		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(in millions)	Cost	Value	Cost	Value

Due in one year or less	$12,730	$12,925	$66	$68
Due after one year through five years	78,800	80,349	430	444
Due after five years through ten years	139,579	141,994	17,516	18,092
Due after ten years	146,054	151,601	3,425	3,550

Total available for sale*	$377,163	$386,869	$21,437	$22,154

*	Contractual maturities include mortgage backed securities with an amortized cost and estimated fair value of $48.2 billion and $48.1 billion, respectively. Such securities have been allocated to the contractual maturities based on estimated future cash flows.
(e) Non-Income Producing Invested Assets: At December 31, 2006, non-income producing invested assets were insignificant.
(f) Gross Unrealized Losses and Estimated Fair Values on Investments:
The following table summarizes the gross unrealized losses and cost basis on securities available for sale, aggregated by major investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006 and 2005.

	Less than 12 Months		12 Months or More		Total

		Unrealized		Unrealized		Unrealized
(in millions)	Cost(a)	Losses	Cost(a)	Losses	Cost(a)	Losses

2006
Bonds(b)	$60,591	$1,197	$82,252	$2,206	$142,843	$3,403
Equity securities	2,734	159	—	—	2,734	159

Total	$63,325	$1,356	$82,252	$2,206	$145,577	$3,562

2005
Bonds(b)	$121,631	$2,715	$21,160	$1,009	$142,791	$3,724
Equity securities	3,894	246	97	11	3,991	257

Total	$125,525	$2,961	$21,257	$1,020	$146,782	$3,981

(a)	For bonds, represents amortized cost.

(b)	Primarily relates to the corporate debt category.
132       AIG 2006 Form 10-K

American International Group, Inc. and Subsidiaries

8. Investment Information
Continued
    As of December 31, 2006, AIG held 20,172 and 1,750 of individual bond and stock investments, respectively, that were in an unrealized loss position, of which 10,846 individual investments were in an unrealized loss position continuously for 12 months or more.
    AIG recorded other-than-temporary impairment losses of approximately $944 million, $598 million and $684 million in realized capital gains (losses) in 2006, 2005 and 2004, respectively. See Note 1(e) herein for AIG’s other-than-temporary impairment accounting policy.
(g) Other Invested Assets: Other invested assets as of December 31, 2006 were $42.1 billion, consisting primarily of hedge funds and limited partnerships. Approximately $5.3 billion relates to available for sale investments carried at fair value, with unrealized gains and losses recorded in a separate component of Other comprehensive income, net of deferred taxes, with almost all of the remaining investments being accounted for on the equity method of accounting. All of the investments are subject to impairment testing (see Note 1(e) herein). The gross unrealized loss on the investments accounted for as available for sale as of December 31, 2006 was $167 million, the majority of which represents investments that have been in a continuous unrealized loss position for less than 12 months.
    Other invested assets at December 31, 2006, also includes approximately $1.8 billion of aircraft asset investments held by non-financial services subsidiaries.
(h) Investments in Life Settlement Contracts: In June 2006, AIG restructured its ownership of life settlement contracts with no effect on the economic substance of these investments. At the same time, AIG paid $610 million to its former co-investors to acquire all the remaining interests in life settlement contracts held in previously non-consolidated trusts. The life insurers for a small portion of these newly consolidated life settlement contracts include AIG subsidiaries. As a result, amounts related to life insurance issued by AIG subsidiaries are eliminated in consolidation.
    At December 31, 2006, the carrying value of AIG’s life settlement contracts was $1.1 billion, and is included in Other invested assets on the consolidated balance sheet. These investments are monitored for impairment on a contract by contract basis quarterly. During 2006, income recognized on life settlement contracts previously held in non-consolidated trusts was $38 million, and is included in net investment income on the consolidated statement of income. Further information regarding life settlement contracts as of December 31, 2006 is as follows:

(dollars in millions)

Remaining Life
Expectancy	Number of	Carrying	Face Value
of Insureds	Contracts	Value	(Death Benefits)

0 – 1 year	4	$6	$8
1 – 2 years	23	10	15
2 – 3 years	61	58	88
3 – 4 years	123	108	188
4 – 5 years	135	79	170
Thereafter	1,453	829	3,197

Total	1,799	$1,090	$3,666

    As of December 31, 2006, the anticipated life insurance premiums required to keep the life settlement contracts in force, payable in the ensuing twelve months ending December 31, 2007 and the four succeeding years ending December 31, 2011 are $77 million, $81 million, $85 million, $86 million, and $87 million, respectively.
Financial Services
(i) Economic Hedging of Securities Available for Sale: AIGFP follows a policy of minimizing interest rate, currency, commodity, and equity risks associated with securities available for sale by entering into internal offsetting positions, on a security by security basis within its derivatives portfolio, thereby offsetting a significant portion of the unrealized appreciation and depreciation. In addition, to reduce its credit risk, AIGFP has entered into credit derivative transactions with respect to $128 million of securities available for sale to economically hedge its credit risk. As previously discussed, these economic offsets did not meet the hedge accounting requirements of FAS 133 and, therefore, are recorded in Other income in the Consolidated Statement of Income.
Form 10-K 2006 AIG        133

American International Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements Continued

8. Investment Information
Continued
(j) Fair Value of Fixed Maturities and Unrealized Appreciation of Investments — Capital Markets
The amortized cost and estimated fair value of Capital Markets securities available for sale at December 31, 2006 and 2005 were as follows:

	December 31, 2006				December 31, 2005

		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(in millions)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Securities available for sale:
Corporate and bank debt	$40,194	$1,257	$265	$41,186	$30,690	$386	$783	$30,293
Foreign governments	706	33	1	738	825	5	31	799
Asset-backed and collateralized	2,731	170	6	2,895	3,522	202	42	3,682
U.S. government and government sponsored entities	2,281	115	10	2,386	2,535	209	7	2,737

Total	$45,912	$1,575	$282	$47,205	$37,572	$802	$863	$37,511

The amortized cost and estimated fair values of Capital Markets securities available for sale at December 31, 2006, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

		Estimated
	Amortized	Fair
(in millions)	Cost	Value

Securities available for sale:
Due in one year or less	$1,235	$1,336
Due after one year through five years	7,509	7,746
Due after five years through ten years	10,570	11,023
Due after ten years	23,867	24,204
Asset-backed and collateralized	2,731	2,896

Total securities available for sale	$45,912	$47,205

The following table summarizes the gross unrealized losses and cost basis on Capital Markets securities available for sale, aggregated by length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006 and 2005.

	Less than 12 Months		12 Months or More		Total

		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(in millions)	Cost	Losses	Cost	Losses	Cost	Losses

2006
Securities available for sale	$9,065	$60	$1,788	$222	$10,853	$282

2005
Securities available for sale	$15,676	$713	$1,280	$150	$16,956	$863

134       AIG 2006 Form 10-K

American International Group, Inc. and Subsidiaries

8. Investment Information
Continued
(k) Finance Receivables:
Finance receivables, net of unearned finance charges, were as follows:

Years Ended December 31,
(in millions)	2006	2005

Real estate loans	$20,321	$20,407
Non-real estate loans	4,506	3,831
Retail sales finance	3,092	2,522
Credit card loans	1,413	1,498
Other loans	978	407

Total finance receivables	30,310	28,665
Allowance for losses	(737)	(670)

Finance receivables, net	$29,573	$27,995

9. Debt Outstanding
At December 31, 2006, AIG’s net borrowings were $17.13 billion after reflecting amounts not guaranteed by AIG, amounts that were matched borrowings by AIG and AIGFP and liabilities connected to trust preferred stock. The following table summarizes borrowings outstanding at December 31, 2006 and 2005:

(in millions)	2006	2005

AIG’s net borrowings	$17,126	$10,425
Liabilities connected to trust preferred stock	1,440	1,391
AIG Matched Investment Program
matched notes and bonds payable	5,468	—
Series AIGFP matched notes and bonds payable	72	—
AIGFP:
GIAs	20,664	20,811
Matched notes and bonds payable	35,776	24,950
Hybrid financial instrument liabilities(a)	8,856	—
Borrowings not guaranteed by AIG(b)	59,277	52,272

Total debt(c)	$148,679	$109,849

(a)	Represents structured notes issued by AIGFP that are accounted for under the fair value option.

(b)	Includes commercial paper not guaranteed by AIG.

(c)	Total debt in 2006 includes commercial paper of $12.15 billion and $3.25 billion of debt related to VIEs required to be consolidated under the provisions of FIN 46R.
Form 10-K 2006 AIG        135

American International Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements Continued

9. Debt Outstanding
Continued
Total debt at December 31, 2006 is shown below with year of payment due in each of the next five years and thereafter.

(in millions)	Total(a)	2007	2008	2009	2010	2011	Thereafter

AIG:
Notes and bonds payable	$8,915	$165	$1,322	$—	$498	$420	$6,510
Loans and mortgages payable	841	744	—	—	—	—	97
AIG Matched Investment Program matched notes and bonds payable	5,468	—	—	750	755	2,909	1,054
Series AIGFP matched notes and bonds payable	72	—	—	—	—	—	72

Total AIG(a)	15,296	909	1,322	750	1,253	3,329	7,733

AIGFP:
GIAs	20,664	6,962	2,145	953	920	478	9,206
Notes and bonds payable	37,528	15,835	5,139	3,475	323	8,145	4,611
Hybrid financial instrument liabilities(b)	8,856	2,082	1,288	392	1,687	566	2,841

Total AIGFP	67,048	24,879	8,572	4,820	2,930	9,189	16,658

AGC Notes and bonds payable	797	—	—	—	499	—	298

Liabilities connected to trust preferred stock	1,440	—	—	—	—	—	1,440

ILFC(c):
Notes and bonds payable	22,773	3,347	3,865	3,145	3,465	3,488	5,463
Export credit facility(d)	2,659	482	482	430	317	227	721
Bank financings	1,159	75	25	471	103	160	325

Total ILFC	26,591	3,904	4,372	4,046	3,885	3,875	6,509

AGF Notes and bonds payable(c)	19,595	4,415	2,512	2,279	2,711	2,797	4,881

AIGCFG Loans and mortgages payable (c)	1,453	358	450	645	—	—	—
Other subsidiaries(c)	1,065	205	55	126	15	—	664

Total	$133,285	$34,670	$17,283	$12,666	$11,293	$19,190	$38,183

(a)	Excludes $12.15 billion of commercial paper and $3.25 billion of debt related to VIEs required to be consolidated under the provisions of FIN 46R.

(b)	Represents structured notes issued by AIGFP that are accounted for under the fair value option.

(c)	AIG does not guarantee these borrowings.

(d)	Reflects future minimum payment for ILFC’s borrowing under the Export Credit Facility.
136       AIG 2006 Form 10-K

American International Group, Inc. and Subsidiaries

9. Debt Outstanding
Continued
    At December 31, 2006, long-term borrowings were $98.68 billion and short-term borrowings were $34.6 billion, excluding $3.25 billion with respect to VIE debt required to be consolidated under the provisions of FIN 46R. Long-term borrowings exclude that portion of long-term debt maturing in less than one year.
(a) Commercial Paper:
At December 31, 2006, the commercial paper issued and outstanding was as follows:

		Unamortized		Weighted	Weighted
	Net	Discount		Average	Average
	Book	and Accrued	Face	Interest	Maturity
(dollars in millions)	Value	Interest	Amount	Rate	in Days
ILFC	$2,747	$11	$2,758	5.30%	28
AGF	4,328	14	4,342	5.30	24
AIG Funding	4,821	18	4,839	5.28	28
AIGCC — Taiwan(a)	227	1	228	2.32	48
AIGF — Taiwan(a)	26	—	26	2.00	83

Total(b)	$12,149	$44	$12,193	—	—

(a)	Issued in Taiwan N.T. dollars at prevailing local interest rates.

(b)	Excludes $880 million of VIE commercial paper required to be consolidated under the provisions of FIN 46R.
    At December 31, 2006, AIG did not guarantee the commercial paper of any of its subsidiaries other than AIG Funding.
(b) AIG Borrowings:
(i) Notes and bonds issued by AIG: In October 2006, AIG established a medium term note program under its shelf registration statement providing for the issuance of up to $25.1 billion of AIG debt securities. The proceeds from the issuance of these debt securities may be used (i) by AIG (ii) by AIGFP as it would use the proceeds from its own borrowings as discussed below or (iii) to fund the Matched Investment Program (MIP). As of December 31, 2006, $1.8 billion principal amount of notes were outstanding under the medium term note program, of which (i) $749 million was used for AIG’s general corporate purposes, (ii) $72 million was used by AIGFP and (iii) $1.0 billion was used to fund the MIP. The maturity dates of these notes range from 2011 to 2046. To the extent deemed appropriate, AIG may enter into swap transactions to manage its effective borrowing rate with respect to these notes.
    As of December 31, 2006, the equivalent of $5.7 billion of notes were outstanding under AIG’s Euro medium term note program, of which the proceeds from $3.7 billion of notes were used to fund the MIP and the remainder was used for AIG’s general corporate purposes. AIG has hedged the currency exposure arising from foreign currency denominated notes by economically hedging that exposure, although such hedges did not qualify for hedge accounting treatment under FAS 133.
    In 2006, AIG issued in Rule 144A/Regulation S offerings $3 billion principal amount of senior notes, of which $1.0 billion was exchanged by AIG for substantially identical notes that are registered under the Securities Act of 1933 (Securities Act). The proceeds from the sale of $2.25 billion of these notes were used for AIG’s general corporate purposes and $750 million were used to fund the MIP.
    In November 2006, AIG filed a shelf registration statement in Japan, providing for the issuance of up to Japanese Yen 300 billion principal amount of senior notes in the aggregate. In December 2006, AIG issued the equivalent of $429 million under this shelf registration statement, the proceeds of which were used for AIG’s general corporate purposes.
(ii) Notes and bonds issued by SunAmerica Inc. (SAI): As of December 31, 2006, notes and bonds originally issued by SAI aggregating $435 million (net of unamortized discount of $40 million) were outstanding with maturity dates from 2007 to 2097 at interest rates ranging from 5.60 percent to 9.95 percent.
(iii) Redemption of Zero Coupon Convertible Senior Debentures: On November 9, 2006, AIG redeemed all of its outstanding Zero Coupon Convertible Senior Debentures initially issued in 2001 for an aggregate redemption price of $1.07 billion.
(c) AIGFP Borrowings:
(i) Borrowings under Obligations of Guaranteed Investment Agreements: Borrowings under obligations of guaranteed investment agreements (GIAs), which are guaranteed by AIG, are recorded at the amount outstanding under each contract. Obligations may be called at various times prior to maturity at the option of the counterparty. Interest rates on these borrowings are primarily fixed, vary by maturity, and range up to 9.8 percent.
    Funds received from GIA borrowings are invested in a diversified portfolio of securities and derivative transactions. At December 31, 2006, the fair value of securities pledged as collateral with respect to these obligations approximated $7.4 billion.
(ii) Notes and Bonds issued by AIGFP:
At December 31, 2006, AIGFP’s notes and bonds outstanding, the proceeds of which are invested in a diversified portfolio of securities and derivative transactions, were as follows:

Range of			U.S. Dollar
Maturities		Range of	Carrying
(dollars in millions)	Currency	Interest Rates	Value

2007-2046	U.S. dollar	0.18 - 8.60%	$34,788
2007-2011	United Kingdom pound	4.68 - 5.31	4,285
2007-2024	Euro	0.29 - 9.25	3,312
2008-2011	New Zealand dollar	6.30 - 8.35	1,395
2007-2036	Japanese Yen	0.01 - 7.00	1,533
2007-2015	Australian dollar	1.14 - 4.89	392
2007-2024	Swiss francs	0.25 - 1.38	600
2007-2015	Other	2.53 - 3.72	79

Total			$46,384

Form 10-K 2006 AIG        137

American International Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements Continued

9. Debt Outstanding
Continued
    AIGFP economically hedges its notes and bonds. AIG guarantees all of AIGFP’s debt.
(iii) Hybrid financial instrument liabilities: AIGFP’s notes and bonds include structured debt instruments whose payment terms are linked to one or more financial or other indices (such as an equity index or commodity index or another measure that is not considered to be clearly and closely related to the debt instrument). These notes contain embedded derivatives that otherwise would be required to be accounted for separately under FAS 133. Upon AIG’s early adoption of FAS 155, AIGFP elected the fair value option for these notes. The notes that are accounted for using the fair value option are reported separately under hybrid financial instrument liabilities at fair value.
(d) AGC Borrowings: As of December 31, 2006, AGC notes aggregating $797 million were outstanding with maturity dates ranging from 2010 to 2029 at interest rates of up to 7.50 percent. AIG guarantees the notes and bonds of AGC.
(e) Liabilities Connected to Trust Preferred Stock: AGC issued Junior Subordinated Debentures (liabilities) to certain trusts established by AGC, which represent the sole assets of the trusts. The trusts have no independent operations. The trusts issued mandatory redeemable preferred stock to investors. The interest terms and payment dates of the liabilities correspond to those of the preferred stock. AGC’s obligations with respect to the liabilities and related agreements, when taken together, constitute a full and unconditional guarantee by AGC of payments due on the preferred securities. AIG guarantees the obligations of AGC with respect to these liabilities and related agreements. The liabilities are redeemable, under certain conditions, at the option of AGC on a proportionate basis.
    As of December 31, 2006, the preferred stock outstanding consisted of $300 million liquidation value of 8.5 percent preferred stock issued by American General Capital II in June 2000, $500 million liquidation value of 8.125 percent preferred stock issued by American General Institutional Capital B in March 1997, and $500 million liquidation value of 7.57 percent preferred stock issued by American General Institutional Capital A in December 1996.
(f) ILFC Borrowings:
(i) Notes and Bonds issued by ILFC: As of December 31, 2006, notes aggregating $22.8 billion were outstanding, consisting of $12.8 billion of term notes, $9.0 billion of medium-term notes with maturities ranging from 2007 to 2013 and interest rates ranging from 3.32 percent to 6.62 percent and $1.0 billion of junior subordinated debt as discussed below. Notes aggregating $5.1 billion are at floating interest rates and the remainder are at fixed rates. To the extent deemed appropriate, ILFC may enter into swap transactions to manage its effective borrowing rates with respect to these notes.
    As a well-known seasoned issuer, ILFC has filed an automatic shelf registration statement with the Securities and Exchange Commission (SEC) allowing ILFC immediate access to the U.S. public debt markets. During 2006, $1.9 billion of debt securities were issued under this registration statement and $3.52 billion were issued under a prior registration statement. In addition, ILFC has a Euro medium term note program for $7.0 billion, under which $4.28 billion in notes were sold through December 31, 2006. The foreign exchange adjustment for the foreign currency denominated debt was $733 million at December 31, 2006 and $197 million at December 31, 2005. ILFC has substantially eliminated the currency exposure arising from foreign currency denominated notes by economically hedging the portion of the note exposure not already offset by Euro-denominated operating lease payments, although such hedges did not qualify for hedge accounting treatment under FAS 133.
    In December 2005, ILFC issued two tranches of junior subordinated debt totaling $1.0 billion to underlie trust preferred securities issued by a trust sponsored by ILFC. Both tranches mature on December 21, 2065, but each tranche has a different call option. The $600 million tranche has a call date of December 21, 2010 and the $400 million tranche has a call date of December 21, 2015. The note with the 2010 call date has a fixed interest rate of 5.90 percent for the first five years. The note with the 2015 call date has a fixed interest rate of 6.25 percent for the first ten years. Both tranches have interest rate adjustments if the call option is not exercised. The new interest rate is a floating quarterly reset rate based on the initial credit spread plus the highest of (i) 3 month LIBOR, (ii) 10-year constant maturity treasury and (iii) 30-year constant maturity treasury.
(ii) Export credit facility: ILFC had a $4.3 billion Export Credit Facility (ECA) for use in connection with the purchase of approximately 75 aircraft delivered through 2001. This facility was guaranteed by various European Export Credit Agencies. The interest rate varies from 5.75 percent to 5.90 percent on these amortizing ten-year borrowings depending on the delivery date of the aircraft. At December 31, 2006, ILFC had $1.0 billion outstanding under this facility. The debt is collateralized by a pledge of the shares of a subsidiary of ILFC, which holds title to the aircraft financed under the facility.
    In May 2004, ILFC entered into a similarly structured ECA for up to a maximum of $2.64 billion for Airbus aircraft to be delivered through May 31, 2005. The facility was subsequently increased to $3.64 billion and extended to include aircraft to be delivered through May 31, 2007. The facility becomes available as the various European Export Credit Agencies provide their guarantees for aircraft based on a six-month forward-looking calendar, and the interest rate is determined through a bid process. At December 31, 2006, ILFC had $1.7 billion outstanding under this facility.
(iii) Bank Financings: From time to time, ILFC enters into various bank financings. As of December 31, 2006, the total funded amount was $1.2 billion. The financings mature through 2012.
    AIG does not guarantee any of the debt obligations of ILFC.
(g) AGF Borrowings: As of December 31, 2006, notes and bonds aggregating $19.59 billion were outstanding with maturity dates ranging from 2007 to 2031 at interest rates ranging from
138       AIG 2006 Form 10-K

American International Group, Inc. and Subsidiaries

9. Debt Outstanding
Continued
1.94 percent to 8.45 percent. To the extent deemed appropriate, AGF may enter into swap transactions to manage its effective borrowing rates with respect to these notes.
    As a well-known seasoned issuer, AGF has filed an automatic shelf registration statement with the SEC allowing AGF immediate access to the U.S. public debt markets. At December 31, 2006, AGF had the corporate authority to issue up to $13.4 billion of debt securities registered under the Securities Act using AGF’s effective shelf registration statements.
    AGF uses the proceeds from the issuance of notes and bonds for the funding of its finance receivables. AIG does not guarantee any of the debt obligations of AGF.
(h) Other Notes, Bonds, Loans and Mortgages Payable at December 31, 2006, consisted of the following:

	Uncollateralized	Collateralized
	Notes/Bonds/Loans	Loans and
(in millions)	Payable	Mortgages Payable

AIGCFG	$1,453	$—
AIG	841	—
Other subsidiaries	774	291

Total	$3,068	$291

(i) Revolving Credit Facilities of AIG, ILFC and AGF: AIG, ILFC and AGF maintain the following committed, unsecured revolving credit facilities in order to support their respective commercial paper programs and for general corporate purposes. AIG, ILFC and AGF each expects to replace or extend these credit facilities on or prior to their expiration. Some of the facilities, as noted below, contain a “term-out option” allowing for the conversion by the borrower of any outstanding loans at expiration into one-year term loans.

			Available Amount			One-Year
						Term-
(in millions)			December 31,			Out
Facility	Size	Borrower(s)	2006		Expiration	Option

AIG:
364-Day Syndicated Facility	$1,625	AIG	$1,625		July 2007	Yes
		AIG Funding(a)
		AIG Capital Corporation(a)
5-Year Syndicated Facility	1,625	AIG	1,625		July 2011	No
		AIG Funding(a)
		AIG Capital Corporation(a)
364-Day Bilateral Facility	3,200	AIG	505	(b)	November 2007	Yes
		AIG Funding
364-Day Intercompany Facility (c)	2,000	AIG	2,000		October 2007	Yes

Total AIG	8,450		5,755

ILFC:
5-Year Syndicated Facility	2,500	ILFC	2,500		October 2011	No
5-Year Syndicated Facility	2,000	ILFC	2,000		October 2010	No
5-Year Syndicated Facility	2,000	ILFC	2,000		October 2009	No

Total ILFC	6,500		6,500

AGF:
364-Day Syndicated Facility	2,125	American General Finance Corporation	2,125		July 2007	Yes
		American General Finance, Inc.(d)
5-Year Syndicated Facility	2,125	American General Finance Corporation	2,125		July 2010	No

Total AGF	$4,250		$4,250

(a) Guaranteed by AIG.
(b) This facility can be drawn in the form of loans or letters of credit. All drawn amounts shown above are in the form of letters of credit.
(c) Subsidiaries of AIG are the lenders on this facility.
(d) American General Finance, Inc. is an eligible borrower for up to $400 million only.
Form 10-K 2006 AIG        139

American International Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements Continued

9. Debt Outstanding
Continued
(j) Interest Expense for All Indebtedness: Total interest expense for all indebtedness, net of capitalized interest, aggregated $6.95 billion in 2006, $5.7 billion in 2005 and $4.4 billion in 2004. Capitalized interest was $59 million in 2006, $64 million in 2005 and $59 million in 2004. Cash distributions on the preferred shareholders’ equity in subsidiary companies of ILFC and liabilities connected to trust preferred stock of AGC subsidiaries are accounted for as interest expense in the consolidated statement of income. The cash distributions for ILFC were approximately $5 million, $5 million and $4 million for the years ended December 31, 2006, 2005 and 2004, respectively. The cash distributions for AGC subsidiaries were approximately $107 million, $112 million and $123 million for the years ended December 31, 2006, 2005 and 2004, respectively.
10. Preferred Shareholders’ Equity in Subsidiary Companies
As of December 31, 2006, preferred shareholders’ equity in subsidiary companies represents preferred stocks issued by ILFC, a wholly owned subsidiary of AIG.
    At December 31, 2006, the preferred stock consists of 1,000 shares of market auction preferred stock (MAPS) in two series (Series A and B) of 500 shares each. Each of the MAPS shares has a liquidation value of $100,000 per share and is not convertible. The dividend rate, other than the initial rate, for each dividend period for each series is reset approximately every seven weeks (49 days) on the basis of orders placed in an auction. During 2006, ILFC extended each of the MAPS dividend periods for three years. At December 31, 2006, the dividend rate for Series A MAPS was 4.70 percent and the dividend rate for Series B MAPS was 5.59 percent.
11. Shareholders’ Equity and Earnings Per Share
Shareholders’ Equity
AIG parent depends on its subsidiaries for cash flow in the form of loans, advances, reimbursement for shared expenses, and dividends. AIG’s insurance subsidiaries are subject to regulatory restrictions on the amount of dividends which can be remitted to AIG parent. These restrictions vary by state. For example, unless permitted by the New York Superintendent of Insurance, general insurance companies domiciled in New York may not pay dividends to shareholders which in any twelve month period exceed the lesser of ten percent of the company’s statutory policyholders’ surplus or 100 percent of its “adjusted net investment income,” as defined. Generally, less severe restrictions applicable to both General and Life Insurance companies exist in most of the other states in which AIG’s insurance subsidiaries are domiciled. Certain foreign jurisdictions have restrictions which could delay or limit the remittance of dividends. There are also various local restrictions limiting cash loans and advances to AIG by its subsidiaries. Largely as a result of the restrictions, approximately 90 percent of consolidated shareholders’ equity was restricted from immediate transfer to AIG parent at December 31, 2006.
    At December 31, 2006, there were 6,000,000 shares of AIG’s $5 par value serial preferred stock authorized, issuable in series, none of which were outstanding.
140       AIG 2006 Form 10-K

American International Group, Inc. and Subsidiaries

11. Shareholders’ Equity and Earnings Per Share
Continued
Earnings Per Share
Basic earnings per share are based on the weighted average number of common shares outstanding, retroactively adjusted to reflect all stock dividends and stock splits. Diluted earnings per share are based on those shares used in basic earnings per share plus shares that would have been outstanding assuming issuance of common shares for all dilutive potential common shares outstanding, retroactively adjusted to reflect all stock dividends and stock splits.
The computation of earnings per share for December 31, 2006, 2005 and 2004 was as follows:

Years Ended December 31,
(in millions, except per share data)	2006	2005	2004

Numerator for earnings per share:
Income before cumulative effect of accounting changes	$14,014	$10,477	$9,983
Cumulative effect of accounting changes, net of tax	34	—	(144)

Net income applicable to common stock for basic EPS	$14,048	$10,477	$9,839
Interest on contingently convertible bonds, net of tax (a)	10	11	11

Net income applicable to common stock for diluted EPS	$14,058	$10,488	$9,850
Cumulative effect of accounting changes, net of tax	(34)	—	144

Income before cumulative effect of accounting changes applicable to common stock for diluted EPS	$14,024	$10,488	$9,994

Denominator for earnings per share:
Weighted-average shares outstanding used in the computation of EPS:
Common stock issued	2,751	2,751	2,751
Common stock in treasury	(153)	(155)	(146)
Deferred shares	10	1	1

Weighted-average shares outstanding — basic	2,608	2,597	2,606
Incremental shares from potential common stock:
Weighted-average number of shares arising from outstanding employee stock plans (treasury stock method)(b)	7	21	22
Contingently convertible bonds(a)	8	9	9

Weighted-adjusted average shares outstanding — diluted (b)	2,623	2,627	2,637

Earnings per share:
Basic:
Income before cumulative effect of accounting changes	$5.38	$4.03	$3.83
Cumulative effect of accounting changes, net of tax	0.01	—	(0.06)

Net income	$5.39	$4.03	$3.77

Diluted:
Income before cumulative effect of accounting changes	$5.35	$3.99	$3.79
Cumulative effect of accounting changes, net of tax	0.01	—	(0.06)

Net income	$5.36	$3.99	$3.73

(a)	Assumes conversion of contingently convertible bonds due to the adoption of EITF Issue No. 04-8 “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share.”

(b)	Certain shares arising from employee stock plans were not included in the computation of diluted earnings per share where the exercise price of the options exceeded the average market price and would have been antidilutive. The number of shares excluded were 13 million, 19 million and 7 million for 2006, 2005 and 2004, respectively.
12. Commitments, Contingencies and Guarantees
In the normal course of business, various commitments and contingent liabilities are entered into by AIG and certain of its subsidiaries. In addition, AIG guarantees various obligations of certain subsidiaries.
(a) Litigation and Investigations
    Litigation Arising from Operations. AIG and its subsidiaries, in common with the insurance and financial services industries in general, are subject to litigation, including claims for punitive damages, in the normal course of their business. In AIG’s insurance operations, litigation arising from claims settlement activities is generally considered in the establishment of AIG’s reserve for losses and loss expenses. However, in certain circumstances, AIG provides disclosure because of the size or nature of the potential liability to AIG. The potential for increasing jury awards and settlements makes it difficult to assess the ultimate outcome of such litigation.
Form 10-K 2006 AIG        141

American International Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements Continued

12. Commitments, Contingencies and Guarantees
Continued
    Litigation Arising from Insurance Operations — Caremark. AIG and certain of its subsidiaries have been named defendants in two putative class actions in state court in Alabama that arise out of the 1999 settlement of class and derivative litigation involving Caremark Rx, Inc. (Caremark). An excess policy issued by a subsidiary of AIG with respect to the 1999 litigation was expressly stated to be without limit of liability. In the current actions, plaintiffs allege that the judge approving the 1999 settlement was misled as to the extent of available insurance coverage and would not have approved the settlement had he known of the existence and/or unlimited nature of the excess policy. They further allege that AIG, its subsidiaries, and Caremark are liable for fraud and suppression for misrepresenting and/or concealing the nature and extent of coverage. In their complaint, plaintiffs request compensatory damages for the 1999 class in the amount of $3.2 billion, plus punitive damages. AIG and its subsidiaries deny the allegations of fraud and suppression and have asserted, inter alia, that information concerning the excess policy was publicly disclosed months prior to the approval of the settlement. AIG and its subsidiaries further assert that the current claims are barred by the statute of limitations and that plaintiffs’ assertions that the statute was tolled cannot stand against the public disclosure of the excess coverage. Plaintiffs, in turn, have asserted that the disclosure was insufficient to inform them of the nature of the coverage and did not start the running of the statute of limitations. The trial court is currently considering, under standards mandated by the Alabama Supreme Court, whether a class action can be certified. AIG cannot reasonably estimate either the likelihood of its prevailing in these actions or the potential damages in the event liability is determined.
    Litigation Arising from Insurance Operations — Gunderson. A subsidiary of AIG has been named as a defendant in a putative class action lawsuit in the 14th Judicial District Court for the State of Louisiana. The Gunderson complaint alleges failure to comply with certain provisions of the Louisiana Any Willing Provider Act (the Act) relating to discounts taken by defendants on bills submitted by Louisiana medical providers and hospitals that provided treatment or services to workers compensation claimants and seeks monetary penalties and injunctive relief. On July 20, 2006, the court denied defendants’ motion for summary judgment and granted plaintiffs’ partial motion for summary judgment, holding that the AIG subsidiary was a “group purchaser” and, therefore, potentially subject to liability under the Act. On November 28, 2006, the court issued an order certifying a class of providers and hospitals. In an unrelated action also arising under the Act, a Louisiana appellate court ruled that the district court lacked jurisdiction to adjudicate the claims at issue. In response, defendants in Gunderson filed an exception for lack of subject matter jurisdiction. On January 19, 2007, the court denied the motion, holding that it has jurisdiction over the putative class claims. The AIG subsidiary is appealing the class certification ruling and intends to seek an appeal from the jurisdictional ruling. While AIG believes that it has meritorious defenses to plaintiffs’ claims, it cannot currently estimate the likelihood of prevailing in this action or reasonably estimate the likely damages, if any.
    2006 Regulatory Settlements. In February 2006, AIG reached a resolution of claims and matters under investigation with the United States Department of Justice (DOJ), SEC, the Office of the New York Attorney General (NYAG) and the New York State Department of Insurance (DOI). AIG recorded an after-tax charge of $1.15 billion relating to these settlements in the fourth quarter of 2005.
    The settlements resolved investigations conducted by the SEC, NYAG and DOI in connection with the accounting, financial reporting and insurance brokerage practices of AIG and its subsidiaries, as well as claims relating to the underpayment of certain workers compensation premium taxes and other assessments. These settlements did not, however, resolve investigations by regulators from other states into insurance brokerage practices related to contingent commissions and other broker-related conduct, such as alleged bid rigging. Nor did the settlements resolve any obligations that AIG may have to state guarantee funds in connection with any of these matters.
    As a result of these settlements, AIG made payments or placed amounts in escrow in 2006 totaling approximately $1.64 billion, $225 million of which represented fines and penalties. Amounts held in escrow totaling $699 million, including interest thereon, are included in other assets at December 31, 2006. At that date, approximately $314 million of the funds were escrowed for settlement of claims resulting from the underpayment by AIG of its residual market assessments for workers compensation. The National Workers Compensation Reinsurance Pool on behalf of its participant members and various states have communicated to AIG that they may assert claims with respect to the underpayment of such assessments. AIG cannot currently estimate whether the amount ultimately required to settle these claims will exceed the funds escrowed for this purpose.
    The remaining escrowed funds, which amounted to $385 at December 31, 2006, are set aside for settlements with certain AIG policyholders specified in the settlements who claimed to have been harmed by AIG’s insurance brokerage practices. Any funds remaining at the end of the escrow period will be used to resolve claims asserted by policyholders relating to such insurance brokerage practices, including those described in Private Litigation below.
    In addition to the escrowed funds, the $800 million was deposited into a fund under the supervision of the SEC as part of the settlements to be available to resolve claims asserted against AIG by investors including, the shareholder lawsuits described herein.
    At the current time, AIG cannot predict the outcome of the matters described above, or estimate any potential additional cost related to these matters.
    Also, as part of the settlements, AIG has agreed to retain, for a period of three years, an independent consultant who will conduct a review that will include, among other things, the adequacy of AIG’s internal control over financial reporting, the policies, procedures and effectiveness of AIG’s regulatory, compli-
142       AIG 2006 Form 10-K

American International Group, Inc. and Subsidiaries

12. Commitments, Contingencies and Guarantees
Continued
ance and legal functions and the remediation plan that AIG has implemented as a result of its own internal review.
Private Litigation
    Securities Actions. Beginning in October 2004, a number of putative securities fraud class action suits were filed against AIG and consolidated as In re American International Group, Inc. Securities Litigation. Subsequently, a separate, though similar, securities fraud action was also brought against AIG by certain Florida pension funds. The lead plaintiff in the class action is a group of public retirement systems and pension funds benefiting Ohio state employees, suing on behalf of themselves and all purchasers of AIG’s publicly traded securities between October 28, 1999 and April 1, 2005. The named defendants are AIG and a number of present and former AIG officers and directors, as well as Starr, SICO, General Reinsurance Corporation, and PricewaterhouseCoopers LLP (PwC), among others. The lead plaintiff alleges, among other things, that AIG: (1) concealed that it engaged in anti-competitive conduct through alleged payment of contingent commissions to brokers and participation in illegal bid-rigging; (2) concealed that it used “income smoothing” products and other techniques to inflate its earnings; (3) concealed that it marketed and sold “income smoothing” insurance products to other companies; and (4) misled investors about the scope of government investigations. In addition, the lead plaintiff alleges that AIG’s former Chief Executive Officer manipulated AIG’s stock price. The lead plaintiff asserts claims for violations of Sections 11 and 15 of the Securities Act, Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder, Section 20(a) of the Exchange Act, and Section 20A of the Exchange Act. In April 2006, the court denied the defendants’ motions to dismiss the second amended class action complaint and the Florida complaint. In December 2006, a third amended class action complaint was filed, which does not differ substantially from the prior complaint. Fact and class discovery is currently ongoing.
    ERISA Action. Between November 30, 2004 and July 1, 2005, several ERISA actions were filed on behalf of purported class of participants and beneficiaries of three pension plans sponsored by AIG or its subsidiaries. A consolidated complaint filed on September 26, 2005 alleges a class period between September 30, 2000 and May 31, 2005 and names as defendants AIG, the members of AIG’s Retirement Board and the Administrative Boards of the plans at issue, and four present or former members of AIG’s Board of Directors. The factual allegations in the complaint are essentially identical to those in the securities actions described above. Plaintiffs allege that defendants violated duties under ERISA by allowing the plans to offer AIG stock as a permitted investment, when defendants allegedly knew it was not a prudent investment, and by failing to provide participants with accurate information about AIG stock. AIG’s motion to dismiss was denied by order dated December 12, 2006. Discovery will be consolidated with proceedings in the securities actions.
    Derivative Actions — Southern District of New York. Between October 25, 2004 and July 14, 2005, seven separate derivative actions were filed in the Southern District of New York, five of which were consolidated into a single action. The New York derivative complaint contains nearly the same types of allegations made in the securities fraud and ERISA actions described above. The named defendants include current and former officers and directors of AIG, as well as Marsh & McLennan Companies, Inc. (Marsh), SICO, Starr, ACE Limited and subsidiaries (ACE), General Reinsurance Corporation, PwC, and certain employees or officers of these entity defendants. Plaintiffs assert claims for breach of fiduciary duty, gross mismanagement, waste of corporate assets, unjust enrichment, insider selling, auditor breach of contract, auditor professional negligence and disgorgement from AIG’s former Chief Executive Officer and Chief Financial Officer of incentive-based compensation and AIG share proceeds under Section 304 of the Sarbanes-Oxley Act, among others. Plaintiffs seek, among other things, compensatory damages, corporate governance reforms, and a voiding of the election of certain AIG directors. AIG’s Board of Directors has appointed a special committee of independent directors (special committee) to review the matters asserted in the operative consolidated derivative complaint. The court has approved agreements staying the derivative case pending in the Southern District of New York while the special committee performs its work. The current stay extends until March 14, 2007.
    Derivative Actions — Delaware Chancery Court. From October 2004 to April 2005, AIG shareholders filed five derivative complaints in the Delaware Chancery Court. All of these derivative lawsuits have been consolidated into a single action. The amended consolidated complaint names 43 defendants (not including nominal defendant AIG) who, like the New York consolidated derivative litigation, are current and former officers and directors of AIG, as well as other entities and certain of their current and former employees and directors. The factual allegations, legal claims and relief sought in Delaware action are similar to those alleged in the New York derivative actions, except that plaintiffs in the Delaware derivative action assert claims only under state law. The court has approved agreements staying the derivative case pending in the Delaware Chancery Court while the special committee performs its work. The current stay extends until March 14, 2007.
    An additional derivative lawsuit was filed in the Delaware Chancery Court in December 2002 against twenty directors and executives of AIG as well as against AIG as a nominal defendant, alleges, among other things, that the directors of AIG breached the fiduciary duties of loyalty and care by approving the payment of commissions to Starr and of rental and service fees to SICO and the executives breached their duty of loyalty by causing AIG to enter into contracts with Starr and SICO and their fiduciary duties by usurping AIG’s corporate opportunity. The complaint further alleges that the Starr agencies did not provide any services that AIG was not capable of providing itself, and that the diversion of commissions to these entities was solely for the benefit of Starr’s owners. The complaint also alleged that the service fees and rental payments made to SICO and its subsidiaries were improper.
Form 10-K 2006 AIG        143

American International Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements Continued

12. Commitments, Contingencies and Guarantees
Continued
Under the terms of a stipulation approved by the Court on February 16, 2006, the claims against the outside independent directors were dismissed with prejudice, while the claims against the other directors were dismissed without prejudice. On October 31, 2005, Messrs. Greenberg, Matthews and Smith, SICO and Starr filed motions to dismiss the amended complaint. In an opinion dated June 21, 2006, the Court denied defendants’ motion to dismiss, except with respect to plaintiff’s challenge to payments made to Starr before January 1, 2000. On July 21, 2006, plaintiff filed its second amended complaint, which alleges that, between January 1, 2000 and May 31, 2005, individual defendants breached their duty of loyalty by causing AIG to enter into contracts with Starr and SICO and breached their fiduciary duties by usurping AIG’s corporate opportunity. Starr is charged with aiding and abetting breaches of fiduciary duty and unjust enrichment for its acceptance of the fees. SICO is no longer named as a defendant. Discovery is currently ongoing.
    Policyholder Actions. After the NYAG filed its complaint against insurance broker Marsh, policyholders brought multiple federal antitrust and Racketeer Influenced and Corrupt Organizations Act (RICO) class actions in jurisdictions across the nation against insurers and brokers, including AIG and a number of its subsidiaries, alleging that the insurers and brokers engaged in a broad conspiracy to allocate customers, steer business, and rig bids. These actions, including 18 complaints filed in different federal courts naming AIG or an AIG subsidiary as a defendant, were consolidated by the judicial panel on multi-district litigation and transferred to the United States District Court for the District of New Jersey for coordinated pretrial proceedings. The consolidated actions have proceeded in that court in two parallel actions, In re Insurance Brokerage Antitrust Litigation (the Commercial Complaint) and In re Employee Benefit Insurance Brokerage Antitrust Litigation (the Employee Benefits Complaint, and together with the Commercial Complaint, the multi-district litigation).
    The plaintiffs in the Commercial Complaint are nineteen corporations, individuals and public entities that contracted with the broker defendants for the provision of insurance brokerage services for a variety of insurance needs. The broker defendants are alleged to have placed insurance coverage on the plaintiffs’ behalf with a number of insurance companies named as defendants, including AIG subsidiaries. The Commercial Complaint also named ten brokers and fourteen other insurers (one of which has since settled) as defendants. The Commercial Complaint alleges that defendants engaged in a widespread conspiracy to allocate customers through “bid-rigging” and “steering” practices. The Commercial Complaint also alleges that the insurer defendants permitted brokers to place business with AIG subsidiaries through wholesale intermediaries affiliated with or owned by those same brokers rather than placing the business with AIG subsidiaries directly. Finally, the Commercial Complaint alleges that the insurer defendants entered into agreements with broker defendants that tied insurance placements to reinsurance placements in order to provide additional compensation to each broker. Plaintiffs assert that the defendants violated the Sherman Antitrust Act, RICO, the antitrust laws of 48 states and the District of Columbia, and are liable under common law breach of fiduciary duty and unjust enrichment theories. Plaintiffs seek treble damages plus interest and attorneys’ fees as a result of the alleged RICO and Sherman Act violations.
    The plaintiffs in the Employee Benefits Complaint are nine individual employees and corporate and municipal employers alleging claims on behalf of two separate nationwide purported classes: an employee class and an employer class that acquired insurance products from the defendants from August 26, 1994 to the date of any class certification. The Employee Benefits Complaint names AIG, as well as eleven brokers and five other insurers, as defendants. The activities alleged in the Employee Benefits Complaint, with certain exceptions, track the allegations of contingent commissions, bid-rigging and tying made in the Commercial Complaint.
    On October 3, 2006, Judge Hochberg of the District of New Jersey reserved in part and denied in part motions filed by the insurer defendants and broker defendants to dismiss the multi-district litigation. The Court also ordered the plaintiffs in both actions to file supplemental statements of particularity to elaborate on the allegations in their complaints. Plaintiffs filed their supplemental statements on October 25, 2006, and the AIG defendants, along with other insurer and broker defendants in the two consolidated actions, filed renewed motions to dismiss on November 30, 2006. Briefing has been completed on the renewed motions to dismiss, as well as plaintiffs’ motion for class certification in both cases. On February 16, 2007, Chief Judge Brown of the District of New Jersey transferred the multi-district litigation to himself. Oral argument on the renewed motions to dismiss has been scheduled before Chief Judge Brown on March 1, 2007. Fact discovery in the multi-district litigation proceeding is ongoing.
    A number of complaints making allegations similar to those in the Commercial Complaint have been filed against AIG and other defendants in state and federal courts around the country. The defendants have thus far been successful in having the federal actions transferred to the District of New Jersey and consolidated into the multi-district litigation. The AIG defendants have also sought to have state court actions making similar allegations stayed pending resolution of the multi-district litigation proceeding. In one state court action pending in Florida, the trial court recently decided not to grant an additional stay, but instead to allow the case to proceed.
    Litigation Relating to 21st Century. Shortly after the announcement in late January 2007 of AIG’s offer to acquire the outstanding shares of 21st Century not already owned by AIG and its subsidiaries, two related class actions were filed in the Superior Court of California, Los Angeles County, against AIG, 21st Century, and the individual members of 21st Century’s Board of Directors, two of whom are current executive officers of AIG. The actions were filed purportedly on behalf of the minority shareholders of 21st Century and assert breaches of fiduciary duty in connection with the AIG proposal. The complaints allege that the proposed per share price is unfair and seek preliminary
144       AIG 2006 Form 10-K

American International Group, Inc. and Subsidiaries

12. Commitments, Contingencies and Guarantees
Continued
and permanent injunctive relief to enjoin the consummation of the proposed transaction.
    SICO. In July, 2005, SICO filed a complaint against AIG in the Southern District of New York, claiming that AIG had refused to provide SICO access to certain artwork and asked the court to order AIG immediately to release the property to SICO. AIG filed an answer denying SICO’s allegations and setting forth defenses to SICO’s claims. In addition, AIG filed counterclaims asserting breach of contract, unjust enrichment, conversion, breach of fiduciary duty, a constructive trust and declaratory judgment, relating to SICO’s breach of its commitment to use its AIG shares only for the benefit of AIG and AIG employees. Fact and expert discovery has been substantially concluded and briefing on SICO’s motion for summary judgment is underway.
    Regulatory Investigations. Regulators from several states have commenced investigations into insurance brokerage practices related to contingent commissions and other industry-wide practices as well as other broker-related conduct, such as alleged bid-rigging. In addition, various federal and state regulatory agencies are reviewing certain transactions and practices of AIG and its subsidiaries in connection with industry-wide and other inquiries. AIG has cooperated, and will continue to cooperate, in producing documents and other information in response to subpoenas and other requests.
    Wells Notices. AIG understands that some of its employees have received Wells notices in connection with previously disclosed SEC investigations of certain of AIG’s transactions or accounting practices. Under SEC procedures, a Wells notice is an indication that the SEC staff has made a preliminary decision to recommend enforcement action that provides recipients with an opportunity to respond to the SEC staff before a formal recommendation is finalized. It is possible that additional current and former employees could receive similar notices in the future as the regulatory investigations proceed.
Effect on AIG
In the opinion of AIG management, AIG’s ultimate liability for the unresolved litigation and investigation matters referred to above is not likely to have a material adverse effect on AIG’s consolidated financial condition, although it is possible that the effect would be material to AIG’s consolidated results of operations for an individual reporting period.
(b) Commitments
Flight Equipment
At December 31, 2006, ILFC had committed to purchase 254 new aircraft deliverable from 2007 through 2015 at an estimated aggregate purchase price of $19.0 billion. ILFC will be required to find customers for any aircraft acquired, and it must arrange financing for portions of the purchase price of such equipment.
Minimum future rental income on noncancelable operating leases of flight equipment which have been delivered at December 31, 2006 was as follows:

(in millions)

2007	$3,663
2008	3,220
2009	2,682
2010	2,271
2011	1,800
Remaining years after 2011	4,011

Total	$17,647

    Flight equipment is leased, under operating leases, with remaining terms ranging from 1 to 13 years.
Lease Commitments
AIG and its subsidiaries occupy leased space in many locations under various long-term leases and have entered into various leases covering the long-term use of data processing equipment.
At December 31, 2006, the future minimum lease payments under operating leases were as follows:

(in millions)

2007	$626
2008	461
2009	341
2010	274
2011	307
Remaining years after 2011	754

Total	$2,763

    Rent expense approximated $657 million, $597 million, and $568 million for the years ended December 31, 2006, 2005, and 2004, respectively.
Other Commitments
On June 27, 2005, AIG entered into an agreement pursuant to which AIG agrees, subject to certain conditions, to make any payment that is not promptly paid with respect to the benefits accrued by certain employees of AIG and its subsidiaries under the SICO Plans (as discussed in Note 16 herein).
(c) Contingencies
Loss Reserves
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
Form 10-K 2006 AIG        145

American International Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements Continued

12. Commitments, Contingencies and Guarantees
Continued
future loss development. However, there can be no assurance that future loss development patterns will be the same as in the past. Moreover, any deviation in loss cost trends or in loss development factors might not be discernible for an extended period of time subsequent to the recording of the initial loss reserve estimates for any accident year. Thus, there is the potential for reserves with respect to a number of years to be significantly affected by changes in loss cost trends or loss development factors that were relied upon in setting the reserves. These changes in loss cost trends or loss development factors could be attributable to changes in inflation, in labor and material costs or in the judicial environment, or in other social or economic phenomena affecting claims.
    Superior National. On December 30, 2004, an arbitration panel issued its ruling in connection with a 1998 workers compensation quota share reinsurance agreement under which Superior National Insurance Company, among others, was reinsured by USLIFE, a subsidiary of AGC. In its 2-1 ruling, the arbitration panel refused to rescind the contract as requested by USLIFE. Instead, the panel reformed the contract to reduce USLIFE’s participation by ten percent. Further, the arbitration ruling established a second phase of arbitration for USLIFE to present its challenges to certain cessions to the contract. The second phase has now been completed, and the arbitration panel has issued two awards resolving the issues presented in phase two in favor of the cedents. USLIFE has filed a petition to vacate all of the arbitration awards from both phases of the arbitration in California federal court. In addition, USLIFE is pursuing certain insurance recoverables in connection with the contract. As a result of the ruling AIG increased its reserves by $125 million in the fourth quarter to $478 million. AIG believes that the reserves should be adequate to fund unpaid claims.
    Synthetic Fuel Tax Credits. AIG generates income tax credits as a result of investing in synthetic fuel production. Tax credits generated from the production and sale of synthetic fuel under the Internal Revenue Code are subject to an annual phase-out provision that is based on the average wellhead price of domestic crude oil. The price range within which the tax credits are phased-out was originally established in 1980 and is adjusted annually for inflation. Depending on the price of domestic crude oil for a particular year, all or a portion of the tax credits generated in that year might be eliminated. AIG evaluates the production levels of its synthetic fuel production facilities in light of the risk of phase-out of the associated tax credits. As a result of fluctuating domestic crude oil prices, AIG evaluates and adjusts production levels when appropriate in light of this risk. Regardless of oil prices, the tax credits expire after 2007.
(d) Guarantees
AIG and certain of its subsidiaries become parties to derivative financial instruments with market risk resulting from both dealer and end-user activities and to reduce currency, interest rate, equity and commodity exposures. These instruments are carried at their estimated fair values in the consolidated balance sheet. The vast majority of AIG’s derivative activity is transacted by AIGFP. See also Note 19 herein.
    AIG has issued unconditional guarantees with respect to the prompt payment, when due, of all present and future payment obligations and liabilities of AIGFP arising from transactions entered into by AIGFP.
    SAI Deferred Compensation Holdings, Inc., a wholly owned subsidiary of AIG, has established a deferred compensation plan for registered representatives of certain AIG subsidiaries, pursuant to which participants have the opportunity to invest deferred commissions and fees on a notional basis. The value of the deferred compensation fluctuates with the value of the deferred investment alternatives chosen. AIG has provided a full and unconditional guarantee of the obligations of SAI Deferred Compensation Holdings, Inc. to pay the deferred compensation under the plan.
13. Fair Value of Financial Instruments
Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments” (FAS 107), requires disclosure of fair value information about financial instruments, as defined therein, for which it is practicable to estimate such fair value. In the measurement of the fair value of certain financial instruments, where quoted market prices are not available, other valuation techniques are utilized. These fair value estimates are derived using internally developed valuation methodologies based on available and observable market information. FAS 107 excludes certain financial instruments, including those related to insurance contracts and lease contracts.
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
146       AIG 2006 Form 10-K

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
Other invested assets: Consisting principally of hedge funds and limited partnerships. Fair values are determined based on the net asset values provided by the general partner or manager of each investment.
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
Form 10-K 2006 AIG        147

American International Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements Continued

13. Fair Value of Financial Instruments
Continued
The carrying values and fair values of AIG’s financial instruments at December 31, 2006 and 2005 were as follows:

	2006		2005

	Carrying	Fair	Carrying	Fair
(in millions)	Value(a)	Value	Value(a)	Value

Assets:
Fixed maturities	$417,865	$418,582	$385,680	$386,199
Equity securities	30,222	30,222	23,588	23,588
Mortgage loans on real estate, policy and collateral loans	28,418	28,655	24,909	26,352
Securities available for sale	47,205	47,205	37,511	37,511
Trading securities	5,031	5,031	6,499	6,499
Spot commodities	220	220	92	96
Unrealized gain on swaps, options and forward transactions	19,252	19,252	18,695	18,695
Trading assets	2,468	2,468	1,204	1,204
Securities purchased under agreements to resell	33,702	33,702	14,547	14,547
Finance receivables, net of allowance	29,573	26,712	27,995	27,528
Securities lending collateral	69,306	69,306	59,471	59,471
Other invested assets(b)	40,330	40,637	29,186	29,408
Short-term investments	25,249	25,249	15,342	15,342
Cash	1,590	1,590	1,897	1,897
Liabilities:
Policyholders’ contract deposits	244,658	239,964	227,027	223,244
Borrowings under obligations of guaranteed investment agreements	20,664	20,684	20,811	22,373
Securities sold under agreements to repurchase	22,710	22,710	11,047	11,047
Trading liabilities	3,141	3,141	2,546	2,546
Hybrid financial instrument liabilities	8,856	8,856	—	—
Securities and spot commodities sold but not yet purchased	4,076	4,076	5,975	5,975
Unrealized loss on swaps, options and forward transactions	11,401	11,401	12,740	12,740
Trust deposits and deposits due to banks and other depositors	5,249	5,261	4,877	5,032
Commercial paper	13,029	13,029	9,208	9,208
Notes, bonds, loans and mortgages payable	104,690	106,494	78,439	79,518
Securities lending payable	70,198	70,198	60,409	60,409

(a) The carrying value of all other financial instruments approximates fair value.
(b) Excludes aircraft asset investments held by non-Financial Services subsidiaries.
14. Stock Compensation Plans
At December 31, 2006, AIG employees could be awarded compensation pursuant to six different stock-based compensation plan arrangements: (i) AIG 1999 Stock Option Plan, as amended (1999 Plan); (ii) AIG 1996 Employee Stock Purchase Plan, as amended (1996 Plan); (iii) AIG 2002 Stock Incentive Plan, as amended (2002 Plan) under which AIG has issued time-vested restricted stock units (RSUs) and performance restricted stock units (performance RSUs); (iv) SICO’s Deferred Compensation Profit Participation Plans (SICO Plans); (v) AIG’s 2005-2006 Deferred Compensation Profit Participation Plan (AIG DCPPP) and (vi) the AIG Partners Plan. The AIG DCPPP was adopted as a replacement for the SICO Plans for the 2005-2006 period, and the AIG Partners Plan replaces the AIG DCPPP. Stock-based compensation earned under the AIG DCPPP and the AIG Partners Plan is issued as awards under the 2002 Plan. AIG currently settles share option exercises and other share awards to participants through the issuance of shares it has previously acquired and holds in its treasury account, except for share awards made by SICO, which are settled by SICO.
    At December 31, 2006, AIG’s non-employee directors received stock-based compensation in two forms, options granted pursuant to the 1999 Plan and grants of AIG common stock with delivery deferred until retirement from the Board, pursuant to the AIG Director Stock Plan, which was approved by the shareholders at the 2004 Annual Meeting of Shareholders.
    From January 1, 2003 through December 31, 2005, AIG accounted for share-based payment transactions with employees under FAS No. 123, “Accounting for Stock-Based Compensation.” Share-based employee compensation expense from option awards was not recognized in the statement of income in prior periods. Effective January 1, 2006, AIG adopted the fair value recognition provisions of FAS 123R. FAS 123R requires that companies use a fair value method to value share-based payments and recognize the related compensation expense in net earnings. AIG adopted FAS 123R using the modified prospective application method, and accordingly, financial statement amounts for the prior periods presented have not been restated to reflect the fair value method of expensing share-based compensation under FAS 123R. The modified prospective application method provides for the recognition of the fair value with respect to share-based compensation
148       AIG 2006 Form 10-K

American International Group, Inc. and Subsidiaries

14. Stock Compensation Plans
Continued
for shares subscribed for or granted on or after January 1, 2006 and all previously granted but unvested awards as of January 1, 2006.
    The adoption of FAS 123R resulted in share-based compensation expense of approximately $17 million during 2006, related to awards which were accounted for under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” FAS 123R also requires AIG to estimate forfeitures in calculating the expense relating to share-based compensation, rather than recognizing these forfeitures and corresponding reductions in expense as they occur. The pre-tax cumulative effect of adoption, recognized as a reduction in stock-based compensation of $46 million, was recorded as a cumulative effect of an accounting change, net of tax. FAS 123R requires AIG to reflect the cash savings resulting from excess tax benefits in its financial statements as cash flow from financing activities, rather than as cash flow from operating activities as in prior periods. The amount of this excess tax benefit for 2006 was $27.9 million.
    Included in AIG’s consolidated statement of income for the year ended December 31, 2006 was pre-tax share-based compensation expense of $353 million ($326 million after tax).
The effect of the adoption of FAS 123R on the consolidated statements of income and cash flows for the year ended December 31, 2006 was as follows:

			Including
		Effect of	Effect of
	Pre-adoption of	Adoption of	Adoption of
(in millions, except per share data)	FAS 123R	FAS 123R	FAS 123R

Income before income taxes, minority interest and cumulative effect of an accounting change	$21,704	$(17)	$21,687

Provision for income taxes	$6,539	$(2)	$6,537

Income before minority interest and cumulative effect of an accounting change	$15,165	$(15)	$15,150

Cumulative effect of an accounting change, net of tax	$—	$34	$34

Net income	$14,029	$19	$14,048

Net cash provided by (used in) operating activities	$6,857	$(28)	$6,829

Net cash provided by financing activities	$59,762	$28	$59,790

Basic earnings per share	$5.38	$0.01	$5.39

Diluted earnings per share	$5.35	$0.01	$5.36

Form 10-K 2006 AIG        149

American International Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements Continued

14. Stock Compensation Plans
Continued
    Included in share-based compensation expense of $353 million for 2006 was a one-time compensation cost of approximately $54 million related to the Starr tender offer and various out of period adjustments totalling $61 million, primarily relating to stock-splits and other miscellaneous items for the SICO Plans, offset by a $46 million pre-tax adjustment for the cumulative effect of the adoption of FAS 123R. See Note 16 herein for a discussion of the Starr tender offer.
    If AIG had adopted the FAS 123 provisions for recognizing compensation expense commencing at the date of grant of the awards, the effect would not have been material to net income or basic or diluted earnings per share for 2005.
1999 Stock Option Plan
The 1999 Plan provides that options to purchase a maximum of 45,000,000 shares of common stock can be granted to certain key employees and members of the Board of Directors at prices not less than fair market value at the date of grant.
    The 1999 Plan was approved by the shareholders at the 2000 Annual Meeting of Shareholders, with certain amendments approved at the 2003 Annual Meeting of Shareholders. The 1999 Plan superseded the 1991 Employee Stock Option Plan (the 1991 Plan), although outstanding options granted under the 1991 Plan continue in-force until exercise or expiration. The maximum number of shares that may be granted to any employee in any one year under the 1999 Plan is 900,000. Options granted under the 1999 Plan generally vest over four years (25 percent vesting per year) and expire 10 years from the date of grant.
    At December 31, 2006, there were 19,615,911 shares reserved for future grants under the 1999 Plan and 28,021,943 shares reserved for issuance under the 1999 and 1991 Plans.
Deferrals
At December 31, 2006, AIG was obligated to issue 8,382,632 shares in connection with previous exercises of options with delivery deferred.
Valuation Methodology
In 2004, AIG developed a binomial lattice model to calculate the fair value of stock option grants. In prior years, a Black-Scholes model was used. A more detailed description of the valuation methodology is provided below.
The following weighted average assumptions were used for stock options granted in 2006 and 2005:

	2006	2005

Expected annual dividend yield(a)	0.92%	0.71%
Expected volatility(b)	23.50%	27.3%
Risk-free interest rate(c)	4.61%	4.17%
Expected term(d)	7 years	7 years

(a)	The dividend yield is based on the dividend yield over the twelve month period prior to the grant date.

(b)	In 2006, expected volatility is the average of historical volatility (based on seven years of daily stock price changes) and the implied volatility of actively traded options on AIG shares and in 2005, expected volatility is the historical volatility based on five years of daily stock price changes.

(c)	The interest rate curves used in the valuation model were the U.S. Treasury STRIP rates with terms from 3 months to 10 years.

(d)	The contractual term of the option is generally 10 years with an expected term of 7 years calculated based on an analysis of historical employee exercise behavior and employee turnover (post-vesting terminations). The early exercise rate is a function of time elapsed since the grant. Fifteen years of historical data were used to estimate the early exercise rate.
Additional information with respect to AIG’s stock option plans at December 31, 2006, and changes for the year then ended, were as follows:

		Weighted Average
Options:	Shares	Exercise Price

Outstanding at beginning of year	52,545,425	$54.84
Granted	1,621,910	$70.51
Exercised*	(5,329,026)	$27.97
Forfeited or expired	(1,182,589)	$70.76
Outstanding at end of year	47,655,720	$57.99
Options exercisable at end of year	39,383,670	$56.81
Weighted average fair value per share of options granted		$23.41

*	Includes options with respect to 2,067,643 shares exercised with delivery deferred, resulting in obligations to issue 1,527,613 shares.
150       AIG 2006 Form 10-K

American International Group, Inc. and Subsidiaries

14. Stock Compensation Plans
Continued
The following table presents information about stock options outstanding at December 31, 2006:

Options Outstanding					Options Exercisable

		Weighted				Weighted
		Average	Weighted			Average	Weighted
		Remaining	Average	Aggregate Intrinsic	Number	Remaining	Average	Aggregate
Range of	Number	Contractual	Exercise	Values	Exercisable	Contractual	Exercise	Intrinsic Values
Exercise Prices	Outstanding	Life	Price	(in millions)	(vested)	Life	Price	(in millions)

$24.55-$26.45	3,077,376	0.82	$24.67	$144	3,077,376	0.82	$24.67	$144
$31.02-$41.51	5,198,823	1.58	36.91	181	5,198,823	1.58	36.91	181
$43.31-$53.40	6,665,147	3.83	48.59	154	5,900,494	3.53	48.80	135
$54.11-$59.99	8,314,413	4.07	57.86	115	6,780,399	3.01	57.52	96
$60.13-$63.95	8,766,329	5.94	62.33	82	7,547,511	5.77	62.12	72
$64.01-$69.63	8,034,276	6.82	65.45	50	4,948,364	5.75	65.53	30
$70.35-$98.00	7,599,356	5.53	81.36	1	5,930,703	4.40	84.06	—

Total	47,655,720	4.60	$57.99	$727	39,383,670	3.81	$56.81	$658

    Vested and expected-to-vest options as of December 31, 2006, included in the table above, totaled 45,382,149, with a weighted average exercise price of $57.42, a weighted average contractual life of 4.33 years and an aggregate intrinsic value of $720 million.
    As of December 31, 2006, total unrecognized compensation cost (net of expected forfeitures) was $133 million and $3 million related to non-vested share-based compensation awards granted under the 1999 Plan and the 1996 Plan, respectively, with blended weighted average periods of 1.44 years and 0.41 years, respectively. The cost of awards outstanding under these plans at December 31, 2006 is expected to be recognized over approximately three years and one year, respectively, for the 1999 Plan and the 1996 Plan.
    The intrinsic value of options exercised during 2006 was approximately $215 million. The fair value of options vesting during 2006 was approximately $97 million. AIG received $104 million and $65 million in cash during 2006 and 2005, respectively, from the exercise of stock options. The tax benefits realized as a result of stock option exercises were $35 million and $20 million for 2006 and 2005, respectively.
2002 Stock Incentive Plan
The 2002 Plan was adopted at the 2002 Annual Meeting of shareholders and amended and restated by the AIG Board of Directors on September 18, 2002. The 2002 Plan provides that equity-based or equity-related awards with respect to shares of common stock can be issued to employees in any year up to a maximum of that number of shares equal to (a) 1,000,000 shares plus (b) the number of shares available but not issued in the prior calendar year. The maximum award that a grantee may receive under the 2002 Plan per year is rights with respect to 250,000 shares. During 2006 and 2005, 6,836,785 RSUs, including performance RSUs, and 3,055,835 RSUs, respectively, were granted by AIG. There were 4,488,458 shares reserved for issuance in connection with future awards at December 31, 2006. Substantially all RSUs granted to date under the 2002 Plan other than performance RSUs granted under the AIG DCPPP and the AIG Partners Plan vest on the fourth anniversary of the date of grant.
Director Stock Awards
The methodology used for valuing employee stock options is also used to value director stock options. Director stock options vest one year after the grant date, but are otherwise the same as employee stock options. Options with respect to 40,000 shares and 32,500 shares were granted during 2006 and 2005, respectively.
    AIG also granted 14,000 shares and 6,250 shares, with delivery deferred, to directors during 2006 and 2005, respectively, under the Director Stock Plan. At December 31, 2006, there were 71,000 shares reserved for future grants under the Director Stock Plan.
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
SICO Plans
The SICO Plans provide that shares of AIG common stock currently held by SICO are set aside for the benefit of the participant and distributed upon retirement. The SICO Board of Directors currently may permit an early payout of shares under certain circumstances. Prior to payout, the participant is not entitled to vote, dispose of or receive dividends with respect to such shares, and shares are subject to forfeiture under certain
Form 10-K 2006 AIG        151

American International Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements Continued

14. Stock Compensation Plans
Continued
conditions, including but not limited to the participant’s termination of employment with AIG prior to normal retirement age.
    Historically, SICO’s Board of Directors could elect to pay a participant cash in lieu of shares of AIG common stock. On December 9, 2005, SICO notified participants that essentially all subsequent distributions would be made only in shares, and not cash. As of that date, AIG modified its accounting for the SICO Plans from variable to fixed measurement accounting. Variable measurement accounting is used for those few awards for which cash elections had been made prior to March 2005. The SICO Plans are also described in Note 16 herein.
    Although none of the costs of the various benefits provided under the SICO Plans have been paid by AIG, AIG has recorded compensation expense for the deferred compensation amounts paid to AIG employees by SICO, with an offsetting amount credited to additional paid-in capital reflecting amounts deemed contributed by SICO.
    As of December 9, 2005, there were 12,650,292 non-vested AIG shares under the SICO Plans with a weighted-average fair value per share of $61.92. As of December 31, 2006, there were 11,443,772 non-vested AIG shares under the SICO Plans with a weighted-average fair value per share of $61.72.
    A significant portion of the awards under the SICO Plans vest upon retirement when or after the participant reaches age 65. The portion of the awards for which early payout is available vest on the applicable payout date.
AIG DCPPP
Effective September 21, 2005, AIG adopted the AIG DCPPP, which provides equity-based compensation to key AIG employees, including senior executive officers. The AIG DCPPP was modeled on the SICO Plans.
    The AIG DCPPP contingently allocates a fixed number of shares to each participant if AIG’s cumulative adjusted earnings per share, as determined by AIG’s Compensation Committee, for 2005 and 2006 exceed that for 2003 and 2004. The performance period is September 21, 2005 to December 31, 2006. At the end of the performance period, common shares are contingently allocated. The service period and related vesting consists of three pre-retirement tranches and a final retirement tranche at age 65.
    At December 31, 2006, there were units representing 4,590,622 shares granted to participants.
AIG Partners Plan
On June 26, 2006, AIG’s Compensation Committee approved two grants under the AIG Partners Plan. The first grant has a performance period which runs from January 1, 2006 through December 31, 2007. The second grant has a performance period which runs from January 1, 2007 through December 31, 2008. Both grants vest 50 percent on the fourth and sixth anniversaries of the first day of the related performance period. In addition, the Compensation Committee approved the performance metrics for the two grants prior to the date of grant. The measurement of the grants is deemed to have occurred on June 26, 2006 when there was mutual understanding of the key terms and conditions of the grants. Consistent with this treatment: a) 1,068,605 performance RSUs for the first grant and 2,488,865 performance RSUs for the second grant and b) unrecognized compensation of $49 million for the first grant and $137 million for the second grant are included in the related disclosure tables. Performance RSUs related to the first grant are excluded from AIG’s diluted shares calculation because an insufficient amount of time has elapsed to conclusively determine that the performance metric will be achieved at the end of the related performance period. Because the performance period for the second grant does not begin until January 1, 2007, compensation expense for the second grant is not included in AIG’s 2006 results and diluted shares calculation.
Valuation
The fair value of each award granted under the 2002 Plan, the AIG DCPPP, the AIG Partners Plan, and the SICO Plans is based on the closing price of AIG stock on the date of grant.
The following table presents a summary of shares relating to outstanding awards unvested under the foregoing plans as of December 31, 2006, and changes for the year then ended:

	Number of Shares					Weighted Average Grant-Date Fair Value

		AIG	AIG Partners	Total	SICO		AIG	AIG Partners	Total	SICO
	2002 Plan	DCPPP	Plan	2002 Plan	Plans	2002 Plan	DCPPP	Plan	2002 Plan	Plans

Unvested at January 1, 2006	4,322,265	4,898,880	—	9,221,145	12,650,292	$63.63	$52.55	$—	$57.74	$61.92
Granted	3,198,885	—	3,637,900	6,836,785	—	70.04	—	56.49	62.83	—
Vested	(130,185)	—	—	(130,185)	(794,814)	61.44	—	—	61.44	65.68
Forfeited	(209,370)	(308,258)	(30,860)	(548,488)	(411,706)	62.53	59.40	56.22	60.41	60.38

Unvested at December 31, 2006	7,181,595	4,590,622	3,607,040	15,379,257	11,443,772	$66.56	$52.09	$56.50	$59.88	$61.72

152       AIG 2006 Form 10-K

American International Group, Inc. and Subsidiaries

14. Stock Compensation Plans
Continued
The total unrecognized compensation cost (net of expected forfeitures) related to non-vested share-based compensation awards granted under the 2002 Plan, the AIG DCPPP, the AIG Partners Plan and the SICO Plans at December 31, 2006 and the blended weighted-average period over which that cost is expected to be recognized at December 31, 2006 are as follows:

	Unrecognized	Blended
	Compensation	Weighted-
	Cost	Average
	(in millions)	Period

2002 Plan	$322	1.79 years
AIG DCPPP	$208	4.49 years
AIG Partners Plan	$191	2.37 years
Total 2002 Plan	$721	2.72 years
SICO Plans	$301	5.95 years

The total cost for awards outstanding as of December 31, 2006 under the 2002 Plan, the AIG DCPPP, the AIG Partners Plan, and the SICO Plans is expected to be recognized over approximately 4 years, 11 years, 6 years and 23 years, respectively.
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
    AIG’s U.S. retirement plan is a qualified, noncontributory defined benefit plan which is subject to the provisions of ERISA. All employees of AIG and most of its subsidiaries and affiliates who are regularly employed in the United States, including certain U.S. citizens employed abroad on a U.S. dollar payroll, and who have attained age 21 and completed twelve months of continuous service are eligible to participate in this plan. An employee with 5 or more years of plan participation is entitled to pension benefits beginning at normal retirement at age 65. Benefits are based upon a percentage of average final compensation multiplied by years of credited service limited to 44 years of credited service. The average final compensation is subject to certain limitations. Employees may elect certain options with respect to receipt of their pension benefits including a joint and survivor annuity. An employee with 10 or more years of plan participation may retire early from age 55 to 64. An early retirement factor is applied resulting in a reduced benefit. If an employee terminates with less than five years of continuous service, the employee forfeits the right to receive any pension benefits accumulated to that time. Annual funding requirements are determined based on the “projected unit credit” cost method, which attributes a pro rata portion of the total projected benefit payable at normal retirement to each year of credited service.
    The HSB Group Inc. (HSB) retirement plan was merged into the AIG U.S. retirement plan effective April 1, 2001. Benefits for HSB participants were changed effective January 1, 2005 to be substantially similar to the AIG U.S. retirement plan benefits subject to a grandfathering agreement.
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
    AIG is in the process of spinning off the assets and liabilities in the AIG U.S. retirement plan attributable to employees of Starr and The Starr Foundation. The accumulated benefit obligation of the employees in these two entities was computed as of December 31, 2005. At December 31, 2005, the AIG U.S. retirement plan was funded at an amount slightly greater than the accumulated benefit obligation. In the first quarter of 2007, AIG will transfer assets of approximately $32 million, which is the equivalent of the present value of the December 31, 2005 accumulated benefit (adjusted for interest and benefit payments through the transfer date) attributable to the employees in those entities. Consistent with this arrangement, the amounts shown in the financial statements and footnote exclude liabilities and assets for employees of Starr.
(b) Postretirement Plans: In addition to AIG’s defined benefit pension plans, AIG and its subsidiaries provide a postretirement benefit program for medical care and life insurance in the U.S. and in certain non-U.S. countries. Eligibility in the various plans is generally based upon completion of a specified period of eligible service and attaining a specified age. Overseas, benefits vary by geographic location.
    AIG’s U.S. postretirement medical and life insurance benefits are based upon the employee electing immediate retirement and having a minimum of ten years of service. Retirees who reached
Form 10-K 2006 AIG        153

American International Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements Continued

15. Employee Benefits
Continued
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
    Effective January 1, 1993, both plans’ provisions were amended. Employees who retire after January 1, 1993 are required to pay the actual cost of the medical benefits premium reduced by a credit of a certain amount, based on years of service at retirement. The life insurance benefit varies by age at retirement from $5,000 for retirement at ages 55 through 59; $10,000 for retirement at ages 60 through 64; and $15,000 for retirement at ages 65 and over.
(c) Voluntary Savings Plans: AIG sponsors a voluntary savings plan for domestic employees (the AIG Incentive Savings plan), which provides for salary reduction contributions by employees and matching contributions by AIG of up to seven percent of annual salary depending on the employees’ years of service. Contributions are funded currently.
(d) Postemployment Benefits: AIG provides certain benefits to inactive employees who are not retirees. Certain of these benefits are insured and expensed currently; other expenses are provided for currently. Such uninsured expenses include long-term disability benefits, medical and life insurance continuation, and COBRA medical subsidies.
(e) Benefit Obligations: The measurement date for some of the non-U.S. defined benefit pension and postretirement plans is November 30, consistent with the fiscal year end of the sponsoring companies. For all other plans, accumulated benefit obligations represent the present value of pension benefits earned as of December 31, 2006 based on service and compensation as of December 31, 2006. Projected benefit obligations for defined benefit plans represent the present value of pension benefits earned as of December 31, 2006 projected for estimated salary increases to an assumed date with respect to retirement, termination, disability or death. Projected benefit obligations for postretirement plans represent the present value of postretirement medical and life insurance benefits deemed earned as of December 31, 2006 projected for estimated salary and medical claim rate increases to an assumed date with respect to retirement, termination, disability, or death.
The accumulated benefit obligations with respect to both non-U.S. and U.S. pension benefit plans as of December 31, 2006 and 2005 were as follows:

(in millions)	2006*	2005

Non-U.S. pension benefit plans	$1,384	$1,210
U.S. pension benefit plans	$2,689	$2,704

*	As of November 30, 2006 for non-U.S. plans of sponsoring companies with a fiscal year-end date of November 30, 2006.
154       AIG 2006 Form 10-K

American International Group, Inc. and Subsidiaries

15. Employee Benefits
The following table sets forth the change in the projected benefit obligation of the defined benefit pension plans, including the supplemental plans, and postretirement benefit plans as of December 31, 2006 and 2005:

	Pension			Postretirement

	Non-			Non-
	U.S.	U.S.		U.S.	U.S.
(in millions)	Plans	Plans(a)	Total	Plans	Plans	Total

2006(b)
Change in projected benefit obligation:
Benefit obligation at beginning of year	$1,351	$3,131	$4,482	$43	$205	$248
Service cost	78	130	208	4	6	10
Interest cost	36	169	205	2	11	13
Participant contributions	1	—	1	—	—	—
Actuarial (gain) loss	(40)	(245)	(285)	5	(1)	4
Plan amendments and mergers	—	—	—	—	47	47
Benefits paid:
AIG assets	(28)	(10)	(38)	(1)	(16)	(17)
Plan assets	(27)	(84)	(111)	—	—	—
Effect of foreign currency fluctuation	71	—	71	—	—	—
Other(c)	136	(12)	124	—	—	—

Benefit obligation at end of year	$1,578	$3,079	$4,657	$53	$252	$305

2005
Change in projected benefit obligation:
Benefit obligation at beginning of year	$1,376	$2,750	$4,126	$35	$243	$278
Service cost	71	111	182	4	5	9
Interest cost	32	153	185	2	11	13
Participant contributions	1	—	1	—	—	—
Actuarial (gain) loss	77	241	318	3	(38)	(35)
Plan amendments, mergers and new material plans	43	(29)	14	—	—	—
Benefits paid:
AIG assets	(28)	(11)	(39)	(1)	(16)	(17)
Plan assets	(29)	(84)	(113)	—	—	—
Effect of foreign currency fluctuation	(184)	—	(184)	1	—	1
Other	(8)	—	(8)	(1)	—	(1)

Benefit obligation at end of year	$1,351	$3,131	$4,482	$43	$205	$248

(a)	Includes excess retirement income type plans and supplemental executive retirement type plans.

(b)	As of November 30, 2006 for non-U.S. plans of sponsoring companies with fiscal year-end date of November 30, 2006.

(c)	With respect to AIG’s non-U.S. plan obligations, $100 million of this increase is the result of the reclassification of the Swiss plans. The Swiss plans were previously categorized as defined contribution plans since insurance companies have guaranteed the risks associated with these plans. However, the cost of paying for these guarantees is now viewed as a liability for the company in Switzerland. Therefore, the Swiss plans are treated as defined benefit plans. $45 million of the increase is due to the inclusion of new plans during 2006.
The weighted average assumptions used to determine the benefit obligations at December 31, 2006 and 2005 are as follows:

	Pension		Postretirement

	Non-U.S.	U.S.	Non-U.S.	U.S.
	Plans	Plans	Plans	Plans

2006*
Discount rate	2.25 - 10.75%	6.00%	4.00 - 5.75%	6.00%
Rate of compensation increase	1.50 - 10.00%	4.25%	3.00%	4.25%

2005
Discount rate	1.75 - 12.00%	5.50%	4.50 - 5.50%	5.50%
Rate of compensation increase	1.50 - 10.00%	4.25%	2.50 - 3.00%	4.25%

*	At November 30, 2006 for non-U.S. plans of sponsoring companies with a fiscal year-end date of November 30, 2006.
Form 10-K 2006 AIG        155

American International Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements Continued

15. Employee Benefits
Continued
    The benefit obligations for non-U.S. plans reflect those assumptions that were most appropriate for the local economic environments of each of the subsidiaries providing such benefits.
    To measure the obligations at December 31, 2006 for AIG’s U.S. plans, an 8.0 percent annual rate of increase in the per capita cost of covered medical benefits for pre-age-65 retirees, a 6.7 percent annual rate of increase in the per capita cost of covered medical benefits for post-age-65 retirees and a 10.0 percent annual rate of increase in the per capita cost of retiree prescription drug coverage were used for 2007. These rates were assumed to decrease gradually to 5.0 percent in 2013 and remain at that level thereafter.
    To measure the obligations at December 31, 2005 for AIG’s U.S. plans, a 9.0 percent annual rate of increase in the per capita cost of covered medical benefit for pre-age-65 retirees, a 7.0 percent annual rate of increase in the per capita cost of covered medical benefits for post-age-65 retirees and an 11.0 percent annual rate of increase in the per capita cost of retiree prescription drug coverage was used for 2006.
    The assumed range for 2007 with respect to the annual rates of increase in the per capita cost of covered healthcare benefits of AIG’s non-U.S. plans is 6.0 to 8.0 percent. These rates are assumed to decrease gradually to 4.0 to 6.0 percent over the next three years and remain at that level thereafter.
A one percent point change in the assumed healthcare cost trend rate would have the following effect on AIG’s postretirement benefit obligations at December 31, 2006* and 2005:

	One Percent		One Percent
	Increase		Decrease

(in millions)	2006	2005	2006	2005

Non-U.S. plans	$10	$8	$(7)	$(6)
U.S. plans	$3	$(2)	$(3)	$2

*	At November 30, 2006, for non-U.S. plans with a fiscal year-end date of November 30, 2006.
Discount Rate Methodology
The projected benefit cash flows under the AIG Retirement Plan were discounted using the spot rates derived from the Citigroup Pension Discount Curve as of December 31, 2006 and December 31, 2005 and an equivalent single discount rate was derived resulting in the same liability. This single discount rate was rounded to the nearest 25 basis points, namely 6.0 percent and 5.5 percent as of December 31, 2006 and December 31, 2005, respectively. The rates applied to other U.S. plans were not significantly different from those discussed above.
    Japan represents over 62 percent of the liabilities of the non-U.S. pension plans. The discount rate for Japan was selected by reference to the published Moody’s/S&P AA Corporate Bond Universe at the measurement date having regard to the duration of the plans’ liabilities.
    The mortality assumption used to determine the obligations for the U.S. plans as of December 31, 2006 and December 31, 2005 was based on the RP2000 White Collar Combined Mortality Table projected to 2006. The mortality assumptions for AIG’s non-U.S. plans vary by country. There was a change in the mortality table assumption for Ireland, Japan, Taiwan and United Kingdom as of December 31, 2006 (November 30, 2006 for non-U.S. plans of sponsoring companies with a fiscal year-end date of November 30, 2006). The assumptions used are expected to reasonably anticipate future mortality experience. No other significant changes have been made for the December 31, 2006 obligations (November 30, 2006 obligations for non-U.S. plans of sponsoring companies with a fiscal year-end date of November 30, 2006).
(f) Funded Status: The funded status of the AIG defined benefit plans is a comparison of the projected benefit obligations to the assets related to the respective plan, if any. Effective December 31, 2006, AIG has adopted FAS  158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” — an amendment of FASB Statements No. 87, 88, 106 and 132(R). All amounts shown are pre-tax, unless noted otherwise.
156       AIG 2006 Form 10-K

American International Group, Inc. and Subsidiaries

15. Employee Benefits
Continued
The following table sets forth the funded status of the plans, reconciled to the amount reported on the consolidated balance sheet at December 31, 2006 (these assets and liabilities were not reported on the consolidated balance sheet at December 31, 2005):

	Pension			Postretirement(b)

	Non-U.S.	U.S.		Non-U.S.	U.S.
(in millions)	Plans(a)	Plans	Total	Plans	Plans	Total

2006
Fair value of plan assets	$850	$2,760	$3,610	$—	$—	$—
Less projected benefit obligations	1,578	3,079	4,657	53	252	305

Funded status at end of year	$(728)	$(319)	$(1,047)	$(53)	$(252)	$(305)

Amounts recognized in the consolidated balance sheet:
Assets	$18	$—	$18	$—	$—	$—
Liabilities	(746)	(319)	(1,065)	(53)	(252)	(305)

Total amounts recognized	$(728)	$(319)	$(1,047)	$(53)	$(252)	$(305)

Amounts recognized in Accumulated other comprehensive income:
Net loss	$256	$687	$943	$7 —	$3	$10
Prior service cost (credit)	(72)	(20)	(92)		22	22

Total amounts recognized	$184	$667	$851	$7	$25	$32

2005
Fair value of plan assets	$699	$2,561	$3,260	$—	$—	$—
Less projected benefit obligations	1,351	3,130	4,481	43	205	248

Funded status at end of year	$(652)	$(569)	$(1,221)	$(43)	$(205)	$(248)
Amounts not yet recognized:
Actuarial (gains)/losses(c)	303	1,093	1,396	3	5	8
Prior service cost	(79)	(23)	(102)	—	(32)	(32)
Transition obligations	1	—	1	—	—	—

Net amount recognized	$(427)	$501	$74	$(40)	$(232)	$(272)

Composition of net amount recognized:
Prepaid benefit cost	$24	$670	$694	$—	$—	$—
Accrued benefit cost	(590)	(217)	(807)	(40)	(232)	(272)
Intangible asset	3	6	9	—	—	—
Accumulated other comprehensive income	136	42	178	—	—	—

Net amount recognized	$(427)	$501	$74	$(40)	$(232)	$(272)

(a)	A significant portion of these plans, particularly those in Japan, are not required by local regulation to be funded currently. With respect to the funded status of these Japanese plans, the projected benefit obligation amounts to approximately $414 million and $410 million of which approximately $379 million and $360 million has been recognized at November 30, 2006 and December 31, 2005, respectively.

(b)	AIG does not currently fund postretirement benefits.
(c)	Actuarial (gains)/losses are amounts included in the projected benefit obligations but not yet recognized in the financial statements.
Form 10-K 2006 AIG        157

American International Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements Continued

15. Employee Benefits
Continued
The following table sets forth the effect of FAS 158 on the consolidated balance sheet at December 31, 2006:

			Including
		Effect of	Effect of
	Pre-adoption	Adoption of	Adoption of
(in millions)	of FAS 158	FAS 158	FAS 158

Prepaid assets (pensions)	$550	$(532)	$18
Intangible assets (pensions)	6	(6)	—

Total assets	979,952	(538)	979,414

Liability for pension benefits(a)	1,140	230	1,370
Net deferred tax liability	9,088	(236)	8,852

Total liabilities	877,552	(6)	877,546
Accumulated other comprehensive income, net of tax	9,642	(532)	9,110

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$979,952	$(538)	$979,414

(a)	Included in Other liabilities in the consolidated balance sheet.
Defined benefit pension plan obligations where the projected benefit obligation was in excess of the related plan assets at December 31, 2006 and 2005 were as follows:

	2006*		2005

	Non-U.S.	U.S.	Non-U.S.	U.S.
(in millions)	Plans	Plans	Plans	Plans

Projected benefit obligation	$1,486	$3,079	$1,284	$3,130
Accumulated benefit obligation	1,323	2,689	1,163	2,704
Fair value of plan assets	740	2,760	610	2,561

*	At November 30, 2006 for non-U.S. plans of sponsoring companies with fiscal year-end date of November 30, 2006.
Defined benefit pension plan obligations where the accumulated benefit obligation was in excess of the related plan assets at December 31, 2006 and 2005 were as follows:

	2006*		2005

	Non-U.S.	U.S.	Non-U.S.	U.S.
(in millions)	Plans	Plans	Plans	Plans

Projected benefit obligation	$1,465	$240	$1,281	$268
Accumulated benefit obligation	1,311	204	1,161	224
Fair value of plan assets	723	11	607	9

*	At November 30, 2006 for non-U.S. plans of sponsoring companies with fiscal year-end date of November 30, 2006.
158       AIG 2006 Form 10-K

American International Group, Inc. and Subsidiaries

15. Employee Benefits
Continued
(g) Plan Assets:
The following table sets forth the change in plan assets as of December 31, 2006 and 2005:

	Pension			Postretirement

	Non-U.S.	U.S.		Non-U.S.	U.S.
(in millions)	Plans	Plans	Total	Plans	Plans	Total

2006(a)
Change in plan assets:
Fair value of plan assets, at beginning of year	$699	$2,561	$3,260	$—	$—	$—
Actual return on plan assets, net of expenses	33	282	315	—	—	—
AIG contributions	69	11	80	1	16	17
Participant contributions	1	—	1	—	—	—
Benefits paid:
AIG assets	(28)	(10)	(38)	(1)	(16)	(17)
Plan assets	(27)	(84)	(111)	—	—	—
Effect of foreign currency fluctuation	41	—	41	—	—	—
Other(b)	62	—	62	—	—	—

Fair value of plan assets, end of year	$850	$2,760	$3,610	$—	$—	$—

2005
Change in plan assets:
Fair value of plan assets, at beginning of year	$624	$2,247	$2,871	$—	$—	$—
Actual return on plan assets, net of expenses	101	113	214	—	—	—
AIG contributions	95	298	393	1	16	17
Participant contributions	1	—	1	—	—	—
Benefits paid:
AIG assets	(28)	(11)	(39)	(1)	(16)	(17)
Plan assets	(29)	(84)	(113)	—	—	—
Effect of foreign currency fluctuation	(85)	—	(85)	—	—	—
Other	20	(2)	18	—	—	—

Fair value of plan assets, end of year	$699	$2,561	$3,260	$—	$—	$—

(a)	As of November 30, 2006 for non-U.S. plans of sponsoring companies with fiscal year-end date of November 30, 2006.

(b)	With respect to AIG’s non-U.S. plan assets $80 million of this increase resulted from the reclassification of the Swiss plans. For further discussion of the Swiss plans see the preceding discussion in Note 15(e).
The asset allocation percentage by major asset class for AIG’s plans at December 31, 2006 and 2005, and the target allocation for 2007 follow:

	Non-U.S. Plans-Allocation			U.S. Plans-Allocation

	Target	Actual	Actual	Target	Actual	Actual
	2007	2006*	2005	2007	2006	2005

Asset class:
Equity securities	0-75%	47%	46%	20-70%	64%	59%
Debt securities	0-100	32	27	20-70	26	34
Other	0-100	21	27	5-25	10	7

Total		100%	100%		100%	100%

*	At November 30, 2006 for non-U.S. plans of sponsoring companies with fiscal year-end of November 30, 2006.
    Other includes cash, insurance contracts and real estate asset classes.
    Included in equity securities for the U.S. plans at December 31, 2006 and 2005 were 55,680 and 602,680 shares of AIG common stock, with values of $4.0 million and $41.1 million, respectively.
    The investment strategy with respect to AIG’s pension plan assets is designed to achieve investment returns that will fully fund the pension plan over the long term, while limiting the risk of under funding over shorter time periods.
    The expected rate of return with respect to AIG’s domestic pension plan was 8.0 percent for years ended December 31, 2006 and 2005. These rates of return are an aggregation of
Form 10-K 2006 AIG        159

American International Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements Continued

15. Employee Benefits
Continued
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
    AIG contributed $80 million during 2006 to its U.S. and non-U.S. pension plans. The annual pension contribution for 2007 is expected to be approximately $95 million for U.S. and non-U.S. plans.
The expected future benefit payments, net of participants’ contributions, with respect to the defined benefit pension plans and other postretirement benefit plans, are as follows:

	Pension		Postretirement

	Non-U.S.	U.S.	Non-U.S.	U.S.
(in millions)	Plans	Plans	Plans	Plans

2007	$67	$108	$1	$20
2008	71	117	1	21
2009	80	126	1	22
2010	79	136	1	20
2011	83	148	1	21
2012-2016	440	944	3	116

160       AIG 2006 Form 10-K

American International Group, Inc. and Subsidiaries

(i) Components of net periodic benefit cost and other amounts recognized in other comprehensive income:
The following table presents the components of net periodic benefit cost recognized in income and other amounts recognized in other comprehensive income with respect to the defined benefit pension plans and other postretirement benefit plans for the year ended December 31, 2006 (no amounts were recognized in other comprehensive income for the years ended 2005 and 2004):

	Pensions			Postretirement

	Non-U.S.	U.S.		Non-U.S.	U.S.
(in millions)	Plans	Plans	Total	Plans	Plans	Total

2006
Components of net periodic benefit cost:
Service cost	$78	$130	$208	$4	$6	$10
Interest cost	36	169	205	2	11	13
Expected return on assets	(28)	(201)	(229)	—	—	—
Amortization of prior service cost	(9)	(3)	(12)	—	(6)	(6)
Amortization of transitional obligation	1	—	1	—	—	—
Recognition of net actuarial (gains)/losses	16	75	91	—	—	—
Other	1	6	7	—	—	—

Net periodic benefit cost	$95	$176	$271	$6	$11	$17

Total recognized in other comprehensive income	$38	$24	$62	$—	$—	$—

Total recognized in net periodic benefit cost and other comprehensive income	$133	$200	$333	$6	$11	$17

2005
Components of net periodic benefit cost:
Service cost	$71	$111	$182	$4	$5	$9
Interest cost	32	153	185	2	11	13
Expected return on assets	(21)	(180)	(201)	—	—	—
Amortization of prior service cost	(10)	(3)	(13)	—	(6)	(6)
Amortization of transitional obligation	1	—	1	—	—	—
Recognition of net actuarial (gains)/losses	21	55	76	—	—	—
Other	7	1	8	—	—	—

Net periodic benefit cost	$101	$137	$238	$6	$10	$16

2004
Components of net periodic benefit cost:
Service cost	$59	$101	$160	$3	$6	$9
Interest cost	33	147	180	2	14	16
Expected return on assets	(22)	(170)	(192)	—	—	—
Amortization of prior service cost	(8)	—	(8)	—	(7)	(7)
Amortization of transitional obligation	2	—	2	—	—	—
Recognition of net actuarial (gains)/losses	15	53	68	11	2	13
Other*	(24)	—	(24)	3	—	3

Net periodic benefit cost	$55	$131	$186	$19	$15	$34

*	The reduction resulted from transferring to the Japanese government certain Japanese plan obligations approximating $50 million reduced by approximately $26 million loss incurred with respect to the settlement of those obligations.
For the U.S. plans, the estimated net loss, prior service credit and transition obligation for the defined benefit pension plans that will be amortized from Accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $37 million, $3 million and $0 million, respectively. For the non-U.S. plans, the estimated net loss, prior service credit and transition obligation for the defined benefit pension plans that will be amortized from Accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $11 million, $10 million and $1 million, respectively. The estimated net loss, prior service credit and transition obligation for the other defined benefit postretirement plans that will be amortized from Accumulated other comprehensive income into net periodic benefit cost over the next fiscal year will be less than $5 million in the aggregate.
Form 10-K 2006 AIG        161

American International Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements Continued

15. Employee Benefits
Continued
The weighted average assumptions used to determine the net periodic benefit costs for the years ended December 31, 2006, 2005 and 2004 were as follows:

	Pension		Postretirement

	Non-U.S.	U.S.	Non-U.S.	U.S.
	Plans*	Plans	Plans*	Plans

2006
Discount rate	1.75-12.00%	5.50%	4.50-5.50%	5.50%
Rate of compensation increase	1.50-10.00%	4.25%	2.50-3.00%	4.25%
Expected return on assets	2.50-13.50%	8.00%	N/A	N/A
2005
Discount rate	1.75-12.00%	5.75%	4.50-6.00%	5.75%
Rate of compensation increase	1.50-10.00%	4.25%	3.00%	4.25%
Expected return on assets	2.15-13.50%	8.00%	N/A	N/A
2004
Discount rate	2.00-8.00%	6.00%	5.50-6.00%	6.00%
Rate of compensation increase	1.50-7.00%	4.25%	5.50%	4.25%
Expected return on assets	2.50-10.00%	8.25%	N/A	N/A

*	The benefit obligations for non-U.S. plans reflect those assumptions that were most appropriate for the local economic environments of the subsidiaries providing such benefits.
AIG’s postretirement plans provide benefits primarily in the form of defined employer contributions rather than defined employer benefits. Changes in the assumed healthcare cost trend rate do not have a material effect on postretirement expense.
16. Benefits Provided by Starr International Company, Inc. and C.V. Starr & Co., Inc.
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
    None of the costs of the various benefits provided under the SICO Plans has been paid by AIG, although AIG has recorded a charge to reported earnings for the deferred compensation amounts paid to AIG employees by SICO, with an offsetting amount credited to additional paid-in capital reflecting amounts deemed contributed by SICO. The SICO Plans provide that shares currently owned by SICO are set aside by SICO for the benefit of the participant and distributed upon retirement. The SICO Board of Directors currently may permit an early payout of units under certain circumstances. Prior to payout, the participant is not entitled to vote, dispose of or receive dividends with respect to such shares, and shares are subject to forfeiture under certain conditions, including but not limited to the participant’s voluntary termination of employment with AIG prior to normal retirement age. Under the SICO Plans, SICO’s Board of Directors may elect to pay a participant cash in lieu of shares of AIG common stock. Following notification from SICO to participants in the SICO Plans that it will settle specific future awards under the SICO Plans with shares rather than cash, AIG modified its accounting for the SICO Plans from variable to fixed measurement accounting. AIG gave effect to this change in settlement method beginning on December 9, 2005, the date of SICO’s notice to participants in the SICO Plans. See also Note 12(b) Commitments herein.
    Compensation expense in 2006 included various out of period adjustments totaling $61 million, primarily relating to stock-splits and other miscellaneous items for the SICO plans. See also Note 14 herein.
    In January 2006, C.V. Starr & Co., Inc. (Starr) completed its tender offer to purchase Starr interests from AIG employees. In conjunction with AIG’s adoption of FAS 123R, Starr is considered to be an “economic interest holder” in AIG. As a result, compensation expense of $54 million was recorded in 2006 results with respect to the Starr tender offer.
    As a result of its changing relationship with Starr and SICO, AIG has established new executive compensation plans to replace the SICO plans and investment opportunities previously provided by Starr. See Note 14 for a description of these plans.
    Compensation expense with respect to the SICO Plans aggregated $108 million, $205 million and $62 million for 2006, 2005 and 2004, respectively.
17. Ownership and Transactions With Related Parties
(a) Ownership: According to the Schedule 13D filed on November 20, 2006 by Starr, SICO, Edward E. Matthews, Maurice R. Greenberg, the Maurice R. and Corinne P. Greenberg Family Foundation, Inc., the Universal Foundation, Inc. and the Maurice R. and Corinne P. Greenberg Joint Tenancy Company, LLC, these reporting persons could be deemed to beneficially own 365,923,844 shares of common stock at that date. Based on the shares of common stock outstanding as of January 31, 2007, this ownership would represent approximately 14 percent of the
162       AIG 2006 Form 10-K

American International Group, Inc. and Subsidiaries

17. Ownership and Transactions With Related Parties
Continued
voting stock of AIG. Although these reporting persons have made filings under Section 16 of the Exchange Act, reporting sales of shares of common stock, no amendment to the Schedule 13D has been filed to report a change in ownership subsequent to November 20, 2006.
(b) Transactions with Related Parties: Prior to the termination of their agency relationships with Starr during 2006, AIG and its subsidiaries paid commissions to Starr and its subsidiaries for the production and management of insurance business in the ordinary course of business. Payment for the production of insurance business to Starr aggregated approximately $47 million in 2006, $214 million in 2005, and $205 million in 2004. AIG also received approximately $4 million in 2006, $23 million in 2005, and $24 million in 2004 from Starr and paid none in 2006, approximately $20,000 in 2005, and $39,000 in 2004 to Starr in rental fees and none in 2006 and 2005 and $262,000 in 2004 for services. AIG also received none in 2006, approximately $2 million in 2005, and $1 million in 2004, respectively, from SICO and paid none in 2006 and approximately $1 million in each of the years 2005 and 2004 to SICO as reimbursement for services rendered at cost. AIG also paid to SICO $2 million in 2006, $3 million in 2005, and $4 million in 2004 in rental fees. There are no significant receivables from/payables to related parties at December 31, 2006.
18. Variable Interest Entities
FIN 46R clarifies the consolidation accounting for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity that is at risk which would allow the entity to finance its activities without additional subordinated financial support. FIN 46R recognizes that consolidation based on majority voting interest should not apply to certain types of entities that are defined as VIEs. A VIE is consolidated by its primary beneficiary, which is the party that absorbs a majority of the expected losses or a majority of the expected residual returns of the VIE, or both.
    AIG, in the normal course of business, is involved with various VIEs. In some cases, AIG has participated to varying degrees in the design of the entity. AIG’s involvement in VIEs varies from being a passive investor to managing and structuring the activities of the VIE. AIG engages in transactions with VIEs to manage its investment needs, obtain funding as well as facilitate client needs through AIGGIC and AIGFP. AIG purchases debt securities (rated and unrated) and equity interests issued by VIEs, makes loans and provides other credit support to VIEs, enters into insurance and reinsurance transactions with VIEs, enters into leasing arrangements with VIEs, enters into derivative transactions with VIEs through AIGFP and acts as the collateral manager of VIEs through AIGGIC and AIGFP. Obligations to outside interest holders in VIEs consolidated by AIG are reported as liabilities in the consolidated financial statements. These interest holders generally have recourse only to the assets and cash flows of the VIEs and do not have recourse to AIG, except where AIG has provided a guarantee to the VIE’s interest holders.
    AIG determines whether an entity is a VIE, who the variable interest holders are, and which party is the primary beneficiary of the VIE by performing an analysis of the design of the VIE that includes a review of, among other factors, its capital structure, contractual relationships and terms, nature of the entity’s operations and purpose, nature of the entity’s interests issued, AIG’s interests in the entity which either create or absorb variability and related party relationships. AIG consolidates a VIE in situations where all of AIG’s interests in the VIE, when combined, absorb a majority of the expected losses or a majority of the expected residual returns of the VIE.
    In addition to the VIEs that are consolidated in accordance with FIN 46R, the Company has significant variable interests in certain other VIEs that are not consolidated because the Company is not the primary beneficiary. AIG applies quantitative and qualitative measures in identifying significant variable interests.
    Entities for which AIG is the primary beneficiary and consolidates or where AIG has a significant variable interest are as follows:
SunAmerica Affordable Housing Partnerships
SunAmerica Affordable Housing Partners, Inc. (SAAHP) organizes limited partnerships (investment partnerships) that are considered to be VIEs, and that are consolidated by AIG. The investment partnerships invest as limited partners in operating partnerships that develop and operate affordable housing qualifying for federal tax credits and a few market rate properties across the United States. The general partners in the operating partnerships are almost exclusively unaffiliated third-party developers. AIG does not normally consolidate an operating partnership if the general partner is an unaffiliated person. Through approximately 1,150 partnerships, SAAHP has invested in developments with approximately 155,000 apartment units nationwide, and has syndicated over $6 billion in partnership equity since 1991 to other investors who will receive, among other benefits, tax credits under certain sections of the Internal Revenue Code. AIG Retirement Services, Inc. functions as the general partner in certain investment partnerships and acts both as a credit enhancer in certain transactions, through differing structures with respect to funding development costs for the operating partnerships, and as guarantor that investors will receive the tax benefits projected at the time of syndication. AIG Retirement Services, Inc. consolidates these investment partnerships as a result of the guarantee provided to the investors. As part of their incentive compensation, certain key SAAHP employees have been awarded residual cash flow interests in the partnerships, subject to certain vesting requirements. The operating income of SAAHP is reported, along with other SunAmerica partnership income, as a component of AIG’s Asset Management segment.
Asset Management
In certain instances, AIGGIC acts as the collateral manager or general partner of an investment fund, collateralized debt obliga-
Form 10-K 2006 AIG        163

American International Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements Continued

18. Variable Interest Entities
Continued
tion (CDO), collateralized loan obligation (CLO), private equity fund or hedge fund. Such entities are typically registered investment companies or qualify for the specialized investment company accounting in accordance with the AICPA Investment Company Audit and Accounting Guide. In CDO and CLO transactions, AIG establishes a trust or other special purpose entity that purchases a portfolio of assets such as bank loans, corporate debt, or non-performing credits and issues trust certificates or debt securities that represent interests in the portfolio of assets. These transactions can be cash-based or synthetic and are actively or passively managed. For investment partnerships, hedge funds and private equity funds, AIG acts as the general partner or manager of the fund and is responsible for carrying out the investment mandate of the VIE. Often, AIG’s insurance operations participate in these AIG managed structures as a passive investor in the debt or equity issued by the VIE. Typically, AIG does not provide any guarantees to the investors in the VIE.
    AIGGIC is an investor in various real estate investments. These investments are typically with unaffiliated third-party developers via a partnership or limited liability company structure. Some of these entities are VIEs. The activities of these VIEs principally consists of the development or redevelopment of all major types of commercial (retail, office, industrial, logistics parks, mixed use, etc.) and residential real estate. AIG’s involvement varies from being a passive equity investor to actively managing the activities of the VIE.
Investment Activities
As part of its investment activities, AIG’s insurance operations invest in obligations which include debt and equity securities and interests issued by VIEs. These investments include investments in AIG sponsored and non-sponsored investment funds, hedge funds, private equity funds, and structured financing arrangements. The investments in these VIEs allow AIG’s insurance entities to purchase assets permitted by insurance regulations while maximizing their return on these assets. AIG’s insurance operations typically are not involved in the design or establishment of the VIE, nor do they actively participate in the management of the VIE.
AIGFP
The variable interests that AIGFP may hold in VIEs include debt securities, equity interests, loans, derivative instruments and other credit support arrangements. Transactions associated with VIEs include an asset-backed commercial paper conduit, asset securitizations, collateralized debt obligations, investment vehicles and other structured financial transactions. AIGFP engages in these transactions to facilitate client needs for investment purposes and to obtain funding.
    AIGFP invests in preferred securities issued by VIEs. Additionally, AIGFP establishes VIEs that issue preferred interests to third parties and uses the proceeds to provide financing to AIGFP subsidiaries. In certain instances, AIGFP consolidates these VIEs.
    AIGFP is the primary beneficiary of an asset-backed commercial paper conduit with which it entered into several total return swaps covering all the conduit’s assets that absorb the majority of the expected losses of the entity. The assets of the conduit serve as collateral for the conduit’s obligations. AIGFP is also the primary beneficiary of several structured financing transactions in which AIGFP holds the first loss position either by investing in the equity of the VIE or implicitly through a lending or derivative arrangement.
    In certain instances, AIGFP enters into liquidity facilities with various SPEs where AIGFP provides liquidity to the SPE in the form of a guarantee, derivative, or a letter of credit and does not consolidate the VIE. AIGFP also executes various swap and option transactions with VIEs. Such contractual arrangements are done in the ordinary course of business. Typically, interest rate derivatives such as interest rate swaps and options executed with VIEs are not deemed to be variable interests or significant variable interests because the underlying is an observable market interest rate and AIGFP as the derivative counterparty to the VIE is senior to the debt and equity holders.
Asset Management and Insurance Activities
AIG uses VIEs in connection with certain guaranteed investment contract programs written by its Life Insurance & Retirement Services subsidiaries (GIC Programs). In the GIC Programs, AIG’s Life Insurance subsidiaries (principally SunAmerica Life) provide guaranteed investment contracts to VIEs in which AIG does not have a direct variable interest, as defined under FIN 46R, in the entity. The VIE issues notes or bonds which are sold to third-party institutional investors. Neither AIG nor the insurance company issuing the GICs has any direct obligation to the investors in the notes or bonds. The proceeds from the securities issued by the VIE are invested by the VIE in the GICs. The insurance company subsidiaries use the proceeds to invest in a diversified portfolio of securities, primarily investment grade bonds. Both the assets and the liabilities of the insurance companies arising from these GIC Programs are presented in AIG’s consolidated balance sheet. Thus, at December 31, 2006, approximately $32 billion of policyholders’ contract deposits represented liabilities from issuances of GICs included in these GIC Programs.
    Assets held by VIEs which are currently consolidated because AIG is the primary beneficiary (except for those VIEs where AIG also owns a majority voting interest), approximated $9.1 billion at December 31, 2006. These consolidated assets are reflected in AIG’s consolidated balance sheet as Investments and Financial services assets.
    Assets of VIEs where AIG has a significant variable interest and does not consolidate the VIE because AIG is not the primary beneficiary, approximated at $130.1 billion December 31, 2006. Although expected losses are not expected to be material, AIG’s maximum exposure to loss from its involvement with these unconsolidated VIEs approximates $38.7 billion at December 31, 2006. For this purpose, maximum loss is considered to be the notional amount of credit lines, guarantees and other credit support, and liquidity facilities, the notional amounts of credit
164       AIG 2006 Form 10-K

American International Group, Inc. and Subsidiaries

18. Variable Interest Entities
Continued
default swaps and certain total return swaps, and the amount invested in the debt or equity issued by the VIE.

19.	Derivatives
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
    AIG carries all derivatives in the consolidated balance sheet at fair value. The changes in fair value of the derivative transactions of AIGFP are presented as a component of AIG’s operating income. However, in certain instances, when income is not recognized up front under EITF 02-03, income is recognized over the life of the contract, where appropriate.
    The discussion below relates to the derivative activities of AIG (other than those of AIGFP) that qualify for hedge accounting treatment under FAS 133.
    For derivatives designated as hedges, on the date the derivative contract is entered into, AIG designates the derivative as: (i) a hedge of the subsequent changes in the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value” hedge); (ii) a hedge of a forecasted transaction, or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge); or (iii) a hedge of a net investment in a foreign operation. Fair value and cash flow hedges may involve foreign currencies (“foreign currency hedges”). The gain or loss in the fair value of a derivative that is appropriately and contemporaneously documented, designated and is highly effective as a fair value hedge is recorded in current period earnings, along with the loss or gain on the hedged item attributable to the hedged risk. The gain or loss in the fair value of a derivative that is appropriately and contemporaneously documented, designated and is highly effective as a cash flow hedge is recorded in other comprehensive income, until earnings are affected by the variability of cash flows in the hedged item. Of the amount deferred in Other comprehensive income at December 31, 2006, AIG does not expect a material amount to be reclassified into earnings over the next twelve months. The portion of the gain or loss in the fair value of a derivative in a cash flow hedge that represents hedge ineffectiveness is recognized immediately in current period earnings. The amount of ineffectiveness was not material for 2006, 2005 and 2004. The gain or loss in the fair value of a derivative that is appropriately and contemporaneously documented, designated and is highly effective as a hedge of a net investment in a foreign operation is recorded in the foreign currency translation adjustments account within other comprehensive income. Changes in the fair value of derivatives used for other than hedging activities are reported in current period earnings (principally in realized capital gains and losses for AIG’s insurance operations). AIG had no hedges that were considered fair value hedges or net investment hedges at December 31, 2006. At December 31, 2006, AIG’s hedge accounting was limited to cash flow hedge accounting primarily related to the hedge of forecasted transactions.
    AIG assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items.
    As of January 1, 2006 and December 31, 2006, the related balance of accumulated derivative net loss arising from cash flow hedges, net of tax, was $25 million and $28 million, respectively. Of the change in accumulated derivative net loss $3 million represents current period reclassifications to operating income.
    In addition to hedging activities, AIG also uses derivative instruments with respect to investment operations, which include, among other things, credit default swaps, and purchasing investments with embedded derivatives, such as equity linked notes and convertible bonds. All changes in the fair value of these derivatives are recorded in earnings. AIG bifurcates an embedded derivative where: (i) the economic characteristics of the embedded instruments are not clearly and closely related to those of the remaining components of the financial instrument; (ii) the contract that embodies both the embedded derivative instrument and the host contract is not remeasured at fair value; and (iii) a separate instrument with the same terms as the embedded instrument meets the definition of a derivative under FAS 133.
    The overwhelming majority of AIG’s derivatives activities are conducted by AIGFP. AIGFP becomes a party to derivative financial instruments in the normal course of business and to reduce currency, interest rate, commodity, and equity exposures. Such instruments are reflected in the consolidated financial statements and are carried at a market or a fair value, whichever is appropriate. The recorded estimated fair values of such instruments may be different from the values that might be realized if AIGFP was required to sell or close out the transactions prior to maturity.
    AIGFP, in the ordinary course of operations and as principal, structures and enters into derivative transactions to meet the needs of counterparties who may be seeking to hedge certain aspects of such counterparties’ operations or obtain a desired financial exposure. AIGFP also enters into derivative transactions to hedge the financial exposures arising from its counterparty transactions. Such derivative transactions include interest rate, currency, commodity, credit and equity swaps, swaptions, and forward commitments. Interest rate swap transactions generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying notional amounts. AIGFP typically becomes a principal in the exchange of interest payments between the parties and, therefore, is exposed to counterparty credit risk and may be exposed to loss, if counterparties default. Currency, commodity, and equity swaps are similar to interest rate swaps, but involve the exchange of specific currencies or cashflows based on the underlying commodity, equity securities or indices. Also, they may involve the exchange of notional amounts at the beginning and end
Form 10-K 2006 AIG        165

American International Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements Continued

19. Derivatives
Continued
of the transaction. Swaptions are options where the holder has the right but not the obligation to enter into a swap transaction or cancel an existing swap transaction. At December 31, 2006, the aggregate notional amount of AIGFP’s outstanding swap transactions approximated $1,456 billion, primarily related to interest rate swaps of approximately $1,058 billion.
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
The following table presents the contractual and notional amounts by maturity and type of derivative of Capital Markets derivatives portfolio at December 31, 2006 and 2005:

	Remaining Life of Notional Amount*

	One	Two Through	Six Through	After Ten	Total	Total
(in millions)	Year	Five Years	Ten Years	Years	2006	2005

Capital Markets interest rate, currency and equity swaps and swaptions:
Notional amount:
Interest rate swaps	$380,704	$505,317	$149,573	$22,685	$1,058,279	$837,389
Currency swaps	59,656	111,571	36,438	10,426	218,091	211,519
Swaptions, equity and commodity swaps	65,402	64,467	30,319	19,852	180,040	175,097

Total	$505,762	$681,355	$216,330	$52,963	$1,456,410	$1,224,005

*	Notional amount is not representative of either market risk or credit risk and is not recorded in the consolidated balance sheet.
    Futures and forward contracts are contracts that obligate the holder to sell or purchase foreign currencies, commodities or financial indices in which the seller/ purchaser agrees to make/ take delivery at a specified future date of a specified instrument, at a specified price or yield. Options are contracts that allow the holder of the option to purchase or sell the underlying commodity, currency or index at a specified price and within, or at, a specified period of time. As a writer of options, AIGFP generally receives an option premium and then manages the risk of any unfavorable change in the value of the underlying commodity, currency or index by entering into offsetting transactions with third-party market participants. Risks arise as a result of movements in current market prices from contracted prices, and the potential inability of the counterparties to meet their obligations under the contracts. At December 31, 2006, the contractual amount of Capital Markets futures, forward and option contracts approximated $520.2 billion.
The following table presents Capital Markets futures, forward and option contracts portfolio by maturity and type of derivative at December 31, 2006 and 2005:

	Remaining Life

	One	Two Through	Six Through	After Ten	Total	Total
(in millions)	Year	Five Years	Ten Years	Years	2006	2005

Futures, forward and options contracts:
Exchange traded futures and options contracts contractual amount	$25,798	$1,473	$—	$—	$27,271	$25,298
Over the counter forward contracts contractual amount	484,524	6,903	1,486	—	492,913	295,778

Total	$510,322	$8,376	$1,486	$—	$520,184	$321,076

    AIGFP enters into credit derivative transactions in the ordinary course of its business. The majority of AIGFP’s credit derivatives require AIGFP to provide credit protection on a designated portfolio of loans or debt securities. AIGFP provides such credit protection on a “second loss” basis, under which AIGFP’s payment obligations arise only after credit losses in the designated portfolio exceed a specified threshold amount or level of “first losses.” The threshold amount of credit losses that must be realized before AIGFP has any payment obligation is negotiated by AIGFP for each transaction to provide that the likelihood of any payment obligation by AIGFP under each transaction is remote, even in severe recessionary market scenarios. At December 31, 2006 and 2005, the notional amounts of this credit derivatives portfolio (including the super senior transactions) were $483.6 billion and $387.2 billion, respectively.
166       AIG 2006 Form 10-K

American International Group, Inc. and Subsidiaries

19. Derivatives
Continued
    AIG and its subsidiaries also use derivatives and other instruments as part of its financial risk management programs. Interest rate derivatives (such as interest rate swaps) are used to manage interest rate risk associated with its investments in fixed income securities, commercial paper issuances, medium- and long-term note offerings, and other interest rate sensitive assets and liabilities. In addition, foreign exchange derivatives (principally cross currency swaps, forwards and options) are used to economically hedge non-U.S. dollar denominated debt, net capital exposures and foreign exchange transactions. The derivatives are effective economic hedges of the exposures they are meant to offset.

20.	Variable Life and Annuity Contracts
AIG follows American Institute of Certified Public Accountants Statement of Position 03-1 (SOP 03-1), which requires recognition of a liability for guaranteed minimum death benefits and other living benefits related to variable annuity and variable life contracts as well as certain disclosures for these products.
    AIG reports variable contracts through separate and variable accounts when investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contract holder (traditional variable annuities), and the separate account qualifies for separate account treatment under SOP 03-1. In some foreign jurisdictions, separate accounts are not legally insulated from general account creditors and therefore do not qualify for separate account treatment under SOP 03-1. In such cases, the variable contracts are reported as general account contracts. AIG also reports variable annuity and life contracts through separate and variable accounts, or general accounts when not qualified for separate account reporting, where AIG contractually guarantees to the contract holder (variable contracts with guarantees) either (a) total deposits made to the contract less any partial withdrawals plus a minimum return (and in minor instances, no minimum returns) (Net Deposits Plus a Minimum Return) or (b) the highest contract value attained, typically on any anniversary date minus any subsequent withdrawals following the contract anniversary (Highest Contract Value Attained). These guarantees include benefits that are payable in the event of death, annuitization, or, in other instances, at specified dates during the accumulation period. Such benefits are referred to as guaranteed minimum death benefits (GMDB), guaranteed minimum income benefits (GMIB), and guaranteed minimum withdrawal benefit (GMWB), or guaranteed minimum account value benefits (GMAV), respectively. For AIG, GMDB is by far the most widely offered benefit.
    The assets supporting the variable portion of both traditional variable annuities and variable contracts with guarantees are carried at fair value and reported as summary total separate and variable account assets with an equivalent summary total reported for liabilities when the separate account qualifies for separate account treatment under SOP 03-1. Assets for separate accounts that do not qualify for separate account treatment are reported as trading account assets, and liabilities are included in the respective policyholder liability account of the general account. Amounts assessed against the contract holders for mortality, administrative, and other services are included in revenue and changes in liabilities for minimum guarantees are included in incurred policy losses and benefits in the Consolidated Statement of Income. Separate and variable account net investment income, net investment gains and losses, and the related liability changes are offset within the same line item in the Consolidated Statement of Income for those accounts that qualify for separate account treatment under SOP 03-1. Net investment income and gains and losses on trading accounts for contracts that do not qualify for separate account treatment under SOP 03-1 are reported in net investment income and are offset by an equal amount reported in incurred policy losses and benefits.
The vast majority of AIG’s exposure on guarantees made to variable contract holders arises from GMDB. Details concerning AIG’s GMDB exposures as of December 31, 2006 and 2005 are as follows:

	Net Deposits
	Plus a Minimum	Highest Contract
(dollars in billions)	Return	Value Attained

2006
Account value(a)	$64	$15
Amount at risk(b)	6	1
Average attained age of contract holders by product	38-70 years	56-71 years

Range of guaranteed minimum return rates	0-10%

2005
Account value(a)	$59	$13
Amount at risk(b)	7	1
Average attained age of contract holders by product	51-70 years	57-70 years

Range of guaranteed minimum return rates	0-10%

(a)	Included in Policyholders’ contract deposits in the Consolidated Balance Sheet.

(b)	Represents the amount of death benefit currently in excess of Account value.
The following summarizes GMDB liabilities for guarantees on variable contracts reflected in the general account.

(in millions)	2006	2005

Balance at January 1	$442	$485
Reserve increase	35	33
Benefits paid	(71)	(76)

Balance at December 31	$406	$442

    The GMDB liability is determined each period end by estimating the expected value of death benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected assessments. AIG regularly evaluates estimates used and adjusts the additional liability balance, with a related charge or credit to benefit
Form 10-K 2006 AIG        167

American International Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements Continued

20. Variable Life and Annuity Contracts
Continued
expense, if actual experience or other evidence suggests that earlier assumptions should be revised.
    The following assumptions and methodology were used to determine the domestic and foreign GMDB liability as of December 31, 2006:

•	Data used was up to 5,000 stochastically generated investment performance scenarios.
•	Mean investment performance assumptions ranged from 0 percent to approximately ten percent depending on the block of business.
•	Volatility assumptions ranged from 10 percent to 30 percent depending on the block of business.
•	Mortality was assumed at between 60 percent and 102 percent of various life and annuity mortality tables.
•	For domestic contracts, lapse rates vary by contract type and duration and ranged from zero percent to 40 percent. For Japan, lapse rates ranged from zero percent to 20 percent depending on the type of contract.
•	For domestic contracts, the discount rate ranged from 3.25 percent to 11 percent. For Japan, the discount rate ranged from zero percent to seven percent.

    In addition to GMDB, AIG’s contracts currently include to a lesser extent GMIB. The GMIB liability is determined each period end by estimating the expected value of the annuitization benefits in excess of the projected account balance at the date of annuitization and recognizing the excess ratably over the accumulation period based on total expected assessments. AIG regularly evaluates estimates used and adjusts the additional liability balance, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised. As of December 31, 2006, most of AIG’s GMIB exposure was transferred via reinsurance agreements. Contracts with GMIB not reinsured have account values of $21 million with a corresponding reserve of less than $4 million.
    AIG contracts currently include a minimal amount of GMAV and GMWB. GMAV and GMWB are considered to be derivatives and are recognized at fair value through earnings. AIG enters into derivative contracts to partially hedge the economic exposure that arises from GMAV and GMWB.
168       AIG 2006 Form 10-K

American International Group, Inc. and Subsidiaries

21. Quarterly Financial Information (Unaudited)
The following quarterly financial information for each of the three months ended March 31, June 30, September 30 and December 31, 2006 and 2005 is unaudited. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results of operations for such periods, have been made.
Consolidated Statements of Income

	Three Months Ended

	March 31,		June 30,			September 30,			December 31,

(in millions, except per share data)	2006	2005	2006		2005	2006	2005(a)		2006	2005(b)

Revenues	$27,259	$27,202	$26,743		$27,903	$29,199	$26,408		$29,993	$27,392
Income before income taxes, minority interest and cumulative effect of an accounting change	4,793	5,649	5,241		6,701	6,301	2,547		5,352	316
Income before cumulative effect of an accounting change	3,161	3,799	3,190		4,489	4,224	1,745		3,439	444
Net income	$3,195	$3,799	$3,190		$4,489	$4,224	$1,745		$3,439	$444

Earnings per common share:
Basic
Income before cumulative effect of an accounting change	$1.21	$1.46	$1.23		$1.73	$1.62	$0.67		$1.32	$0.17
Cumulative effect of an accounting change, net of tax	0.01	—	—		—	—	—		—	—

Net income	$1.22	$1.46	$1.23		$1.73	$1.62	$0.67		$1.32	$0.17

Diluted
Income before cumulative effect of an accounting change	$1.21	$1.45	$1.21	(c)	$1.71	$1.61	$0.66	(c)	$1.31	$0.17
Cumulative effect of an accounting change, net of tax	0.01	—	—		—	—	—		—	—

Net income	$1.22	$1.45	$1.21	(c)	$1.71	$1.61	$0.66	(c)	$1.31	$0.17

Average shares outstanding:
Basic	2,605	2,597	2,606		2,596	2,607	2,597		2,610	2,597
Diluted	2,624	2,624	2,625		2,623	2,626	2,624		2,622	2,626

(a)	The third quarter of 2005 included catastrophe losses of approximately $2.4 billion.

(b)	The fourth quarter of 2005 included catastrophe losses of $841 million, regulatory settlement costs of approximately $1.6 billion, and an increase in net reserves of approximately $1.8 billion resulting from the annual review of General Insurance loss and loss adjustment reserves.
(c)	Diluted earnings per common share were $1.216 for the quarter ended June 30, 2006, and $0.666 for the quarter ended September 30, 2005 using the discrete period weighted average shares outstanding for the respective periods.
Form 10-K 2006 AIG        169

American International Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements Continued

22.	Information Provided in Connection With Outstanding Debt
The following condensed consolidating financial statements are provided in compliance with Regulation S-X of the SEC.
(a) AGC is a holding company and a wholly owned subsidiary of AIG. AIG provides a full and unconditional guarantee of all outstanding debt of AGC.
American General Corporation (AGC):
Condensed Consolidating Balance Sheet

	American
	International
	Group, Inc.	AGC	Other		Consolidated
(in millions)	Guarantor	Issuer	Subsidiaries	Eliminations	AIG

December 31, 2006
Assets:
Invested assets	$7,346	$—	$797,976	$(14,822)	$790,500
Cash	76	—	1,514	—	1,590
Carrying value of subsidiaries and partially owned companies, at equity	109,125	27,967	8,436	(144,427)	1,101
Other assets	3,989	2,622	181,561	(1,949)	186,223

Total assets	$120,536	$30,589	$989,487	$(161,198)	$979,414

Liabilities:
Insurance liabilities	$21	$—	$495,135	$(64)	$495,092
Debt	15,157	2,136	146,206	(14,820)	148,679
Other liabilities	3,681	3,508	228,068	(1,482)	233,775

Total liabilities	18,859	5,644	869,409	(16,366)	877,546

Preferred shareholders’ equity in subsidiary companies	—	—	191	—	191
Total shareholders’ equity	101,677	24,945	119,887	(144,832)	101,677

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$120,536	$30,589	$989,487	$(161,198)	$979,414

December 31, 2005
Assets:
Invested assets	$122	$—	$696,424	$(13,696)	$682,850
Cash	190	—	1,707	—	1,897
Carrying value of subsidiaries and partially owned companies, at equity	90,723	27,027	15,577	(132,169)	1,158
Other assets	4,332	2,577	161,564	(1,327)	167,146

Total assets	$95,367	$29,604	$875,272	$(147,192)	$853,051

Liabilities:
Insurance liabilities	$408	$—	$460,271	$(56)	$460,623
Debt	5,329	2,087	114,490	(12,057)	109,849
Other liabilities	3,313	4,110	191,707	(3,054)	196,076

Total liabilities	9,050	6,197	766,468	(15,167)	766,548

Preferred shareholders’ equity in subsidiary companies	—	—	186	—	186
Total shareholders’ equity	86,317	23,407	108,618	(132,025)	86,317

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$95,367	$29,604	$875,272	$(147,192)	$853,051

170       AIG 2006 Form 10-K

American International Group, Inc. and Subsidiaries

22. Information Provided in Connection With Outstanding Debt
Continued
Condensed Consolidating Statement of Income

	American
	International
	Group, Inc.	AGC	Other		Consolidated
(in millions)	Guarantor	Issuer	Subsidiaries	Eliminations	AIG

Year Ended December 31, 2006
Operating income	$(786)	$122	$22,351	$—	$21,687
Equity in undistributed net income of consolidated subsidiaries	13,308	1,263	—	(14,571)	—
Dividend income from consolidated subsidiaries	1,689	602	—	(2,291)	—
Income taxes (benefits)	197	(131)	6,471	—	6,537
Minority interest	—	—	(1,136)	—	(1,136)
Cumulative effect of an accounting change	34	—	—	—	34

Net income (loss)	$14,048	$2,118	$14,744	$(16,862)	$14,048

Year Ended December 31, 2005
Operating income	$(1,569)	$(200)	$16,982	$—	$15,213
Equity in undistributed net income of consolidated subsidiaries	10,156	2,530	—	(12,686)	—
Dividend income from consolidated subsidiaries	1,958	—	—	(1,958)	—
Income taxes (benefits)	68	(92)	4,282	—	4,258
Minority interest	—	—	(478)	—	(478)

Net income (loss)	$10,477	$2,422	$12,222	$(14,644)	$10,477

Year Ended December 31, 2004
Operating income	$161	$90	$14,594	$—	$14,845
Equity in undistributed net income of consolidated subsidiaries	8,602	2,048	—	(10,650)	—
Dividend income from consolidated subsidiaries	1,939	65	—	(2,004)	—
Income taxes (benefits)	863	31	3,513	—	4,407
Minority interest	—	—	(455)	—	(455)
Cumulative effect of an accounting change	—	—	(144)	—	(144)

Net income (loss)	$9,839	$2,172	$10,482	$(12,654)	$9,839

Form 10-K 2006 AIG        171

American International Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements Continued

22. Information Provided in Connection With Outstanding Debt
Continued
Condensed Consolidating Statements of Cash Flow

	American
	International
	Group, Inc.	AGC	Other	Consolidated
(in millions)	Guarantor	Issuer	Subsidiaries	AIG

Year Ended December 31, 2006
Net cash provided by operating activities	$(590)	$258	$7,161	$6,829

Cash flows from investing:
Invested assets disposed	3,831	—	154,283	158,114
Invested assets acquired	(8,298)	—	(215,759)	(224,057)
Other	(3,176)	(67)	2,146	(1,097)

Net cash used in investing activities	(7,643)	(67)	(59,330)	(67,040)

Cash flows from financing activities:
Issuance of debt	12,038	—	61,942	73,980
Repayments of debt	(2,417)	—	(34,063)	(36,480)
Other	(1,502)	(191)	23,983	22,290

Net cash provided by (used in) financing activities	8,119	(191)	51,862	59,790

Effect of exchange rate changes on cash	—	—	114	114
Change in cash	(114)	—	(193)	(307)
Cash at beginning of year	190	—	1,707	1,897

Cash at end of year	$76	$—	$1,514	$1,590

Year Ended December 31, 2005
Net cash provided by operating activities	$1,854	$805	$22,723	$25,382

Cash flows from investing:
Invested assets disposed	—	—	184,843	184,843
Invested assets acquired	(598)	—	(245,804)	(246,402)
Other	(1,083)	(247)	389	(941)

Net cash used in investing activities	(1,681)	(247)	(60,572)	(62,500)

Cash flows from financing activities:
Issuance of debt	2,101	—	64,960	67,061
Repayments of debt	(607)	(398)	(51,099)	(52,104)
Other	(1,494)	(160)	23,866	22,212

Net cash provided by (used in) financing activities	—	(558)	37,727	37,169

Effect of exchange rate changes on cash	—		(163)	(163)
Change in cash	173	—	(285)	(112)
Cash at beginning of year	17	—	1,992	2,009

Cash at end of year	$190	$—	$1,707	$1,897

Year Ended December 31, 2004
Net cash provided by operating activities	$1,390	$839	$27,185	$29,414

Cash flows from investing:
Invested assets disposed	502	—	149,883	150,385
Invested assets acquired	(107)	—	(242,231)	(242,338)
Other	251	(408)	(486)	(643)

Net cash used in investing activities	646	(408)	(92,834)	(92,596)

Cash flows from financing activities:
Issuance of debt	—	—	46,695	46,695
Repayments of debt	(400)	(349)	(32,203)	(32,952)
Other	(1,638)	(82)	52,194	50,474

Net cash provided by (used in) financing activities	(2,038)	(431)	66,686	64,217

Effect of exchange rate changes on cash	—		52	52
Change in cash	(2)	—	1,089	1,087
Cash at beginning of year	19	—	903	922

Cash at end of year	$17	$—	$1,992	$2,009

172       AIG 2006 Form 10-K

American International Group, Inc. and Subsidiaries

22. Information Provided in Connection With Outstanding Debt
Continued
(b) AIG Liquidity Corp. is a wholly owned subsidiary of AIG. AIG provides a full and unconditional guarantee of all obligations of AIG Liquidity Corp., which commenced operations in 2003.
AIG Liquidity Corp.:
Condensed Consolidating Balance Sheet

	American
	International	AIG
	Group, Inc.	Liquidity			Other		Consolidated
(in millions)	Guarantor	Corp.			Subsidiaries	Eliminations	AIG

December 31, 2006
Assets:
Invested assets	$7,346	$		*	$797,976	$(14,822)	$790,500
Cash	76			*	1,514	—	1,590
Carrying value of subsidiaries and partially owned companies, at equity	109,125		—		36,403	(144,427)	1,101
Other assets	3,989			*	184,183	(1,949)	186,223

Total assets	$120,536	$		*	$1,020,076	$(161,198)	$979,414

Liabilities:
Insurance liabilities	$21		$—		$495,135	$(64)	$495,092
Debt	15,157			*	148,342	(14,820)	148,679
Other liabilities	3,681			*	231,576	(1,482)	233,775

Total liabilities	18,859	$		*	$875,053	$(16,366)	$877,546

Preferred shareholders’ equity in subsidiary companies	—		—		191	—	191
Total shareholders’ equity	101,677			*	144,832	(144,832)	101,677

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$120,536	$		*	$1,020,076	$(161,198)	$979,414

December 31, 2005
Assets:
Invested assets	$122	$		*	$696,424	$(13,696)	$682,850
Cash	190			*	1,707	—	1,897
Carrying value of subsidiaries and partially owned companies, at equity	90,723		—		42,604	(132,169)	1,158
Other assets	4,332			*	164,141	(1,327)	167,146

Total assets	$95,367	$		*	$904,876	$(147,192)	$853,051

Liabilities:
Insurance liabilities	$408		$—		$460,271	$(56)	$460,623
Debt	5,329			*	116,577	(12,057)	109,849
Other liabilities	3,313			*	195,817	(3,054)	196,076

Total liabilities	9,050			*	772,665	(15,167)	766,548

Preferred shareholders’ equity in subsidiary companies	—		—		186	—	186
Total shareholders’ equity	86,317			*	132,025	(132,025)	86,317

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$95,367	$		*	$904,876	$(147,192)	$853,051

*	Amounts significantly less than $1 million.
Form 10-K 2006 AIG        173

American International Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements Continued

22. Information Provided in Connection With Outstanding Debt
Continued
Condensed Consolidating Statement of Income

	American
	International	AIG
	Group, Inc.	Liquidity			Other		Consolidated
(in millions)	Guarantor	Corp.			Subsidiaries	Eliminations	AIG

Year Ended December 31, 2006
Operating Income	$(786)	$		*	$22,473	$—	$21,687
Equity in undistributed net income of consolidated subsidiaries	13,308		—		1,263	(14,571)	—
Dividend income from consolidated subsidiaries	1,689		—		602	(2,291)	—
Income taxes (benefits)	197			*	6,340	—	6,537
Minority interest	—		—		(1,136)	—	(1,136)
Cumulative effect of an accounting change	34			*	—	—	34

Net income (loss)	$14,048	$		*	$16,862	$(16,862)	$14,048

Year Ended December 31, 2005
Operating Income	$(1,569)	$		*	$16,782	$—	$15,213
Equity in undistributed net income of consolidated subsidiaries	10,156		—		2,530	(12,686)	—
Dividend income from consolidated subsidiaries	1,958			*	—	(1,958)	—
Income taxes (benefits)	68		—		4,190	—	4,258
Minority interest	—		—		(478)	—	(478)

Net income (loss)	$10,477	$		*	$14,644	$(14,644)	$10,477

Year Ended December 31, 2004
Operating Income	$161	$		*	$14,684	$—	$14,845
Equity in undistributed net income of consolidated subsidiaries	8,602		—		2,048	(10,650)	—
Dividend income from consolidated subsidiaries	1,939		—		65	(2,004)	—
Income taxes (benefits)	863			*	3,544	—	4,407
Minority interest	—		—		(455)	—	(455)
Cumulative effect of an accounting change	—		—		(144)	—	(144)

Net income (loss)	$9,839	$		*	$12,654	$(12,654)	$9,839

* Amounts significantly less than $1 million.
174       AIG 2006 Form 10-K

American International Group, Inc. and Subsidiaries

22. Information Provided in Connection With Outstanding Debt
Continued
Condensed Consolidating Statements of Cash Flow

	American
	International	AIG
	Group, Inc.	Liquidity			Other	Consolidated
(in millions)	Guarantor	Corp.			Subsidiaries	AIG

Year Ended December 31, 2006
Net cash provided by operating activities	$(590)	$		*	$7,419	$6,829

Cash flows from investing activities:
Invested assets disposed	3,831		—		154,283	158,114
Invested assets acquired	(8,298)		—		(215,759)	(224,057)
Other	(3,176)			*	2,079	(1,097)

Net cash used in investing activities	(7,643)			*	(59,397)	(67,040)

Cash flows from financing activities:
Issuance of debt	12,038		—		61,942	73,980
Repayments of debt	(2,417)		—		(34,063)	(36,480)
Other	(1,502)			*	23,792	22,290

Net cash provided by (used in) financing activities	8,119			*	51,671	59,790

Effect of exchange rate changes on cash	—		—		114	114
Change in cash	(114)			*	(193)	(307)
Cash at beginning of year	190		—		1,707	1,897

Cash at end of year	$76	$		*	$1,514	$1,590

Year Ended December 31, 2005
Net cash provided by operating activities	$1,854	$		*	$23,528	$25,382

Cash flows from investing activities:
Invested assets disposed	—		—		184,843	184,843
Invested assets acquired	(598)		—		(245,804)	(246,402)
Other	(1,083)			*	142	(941)

Net cash used in investing activities	(1,681)			*	(60,819)	(62,500)

Cash flows from financing activities:
Issuance of debt	2,101		—		64,960	67,061
Repayments of debt	(607)		—		(51,497)	(52,104)
Other	(1,494)			*	23,706	22,212

Net cash provided by (used in) financing activities	—			*	37,169	37,169

Effect of exchange rate changes on cash	—		—		(163)	(163)
Change in cash	173			*	(285)	(112)
Cash at beginning of year	17		—		1,992	2,009

Cash at end of year	$190	$		*	$1,707	$1,897

Year Ended December 31, 2004
Net cash provided by operating activities	$1,390	$		*	$28,024	$29,414

Cash flows from investing activities:
Invested assets disposed	502		—		149,883	150,385
Invested assets acquired	(107)		—		(242,231)	(242,338)
Other	251			*	(894)	(643)

Net cash used in investing activities	646			*	(93,242)	(92,596)

Cash flows from financing activities:
Issuance of debt	—		—		46,695	46,695
Repayments of debt	(400)		—		(32,552)	(32,952)
Other	(1,638)			*	52,112	50,474

Net cash provided by (used in) financing activities	(2,038)			*	66,255	64,217

Effect of exchange rate changes on cash	—		—		52	52
Change in cash	(2)			*	1,089	1,087
Cash at beginning of year	19		—		903	922

Cash at end of year	$17	$		*	$1,992	$2,009

* Amounts significantly less than $1 million.
Form 10-K 2006 AIG        175

American International Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements Continued

23. Cash Flows
As part of its remediation activities during 2006, AIG determined that certain non-cash activities and adjustments, including the effects of changes in foreign exchange translation on assets and liabilities, previously were misclassified within the operating, investing and financing sections of the Consolidated Statement of Cash Flows. The more significant line items revised include the change in General and life insurance reserves and DAC within operating activities; Purchases of fixed maturity securities within investing activities; and Proceeds from notes, bonds, loans and mortgages payable, and hybrid financial instrument liabilities within financing activities. After evaluating the effect of these items during the third quarter of 2006, AIG has revised the previous periods presented below to conform to the 2006 presentation:

	Year Ended	Year Ended
(in millions)	December 31, 2005	December 31, 2004

Cash flows from operating activities — As previously reported	$25,138	$30,716
Revisions	244	(1,302)

Cash flows from operating activities — As revised	$25,382	$29,414

Cash flows from investing activities — As previously reported	$(57,321)	$(97,115)
Revisions	(5,179)	4,519

Cash flows from investing activities — As revised	$(62,500)	$(92,596)

Cash flows from financing activities — As previously reported	$32,999	$66,494
Revisions	4,170	(2,277)

Cash flows from financing activities — As revised	$37,169	$64,217

Effect of exchange rate changes on cash — As previously reported	$(928)	$992
Revisions	765	(940)

Effect of exchange rate changes on cash — As revised	$(163)	$52

There was no effect on ending cash balances.
176       AIG 2006 Form 10-K

American International Group, Inc. and Subsidiaries
Part II – Other Information

Item 9.
Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
There have been no changes in accountants during the twenty-four months ended December 31, 2006.
Item 9A.
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Annual Report on Form 10-K, an evaluation was carried out by AIG’s management, with the participation of AIG’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of AIG’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of December 31, 2006. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
    During the evaluation of disclosure controls and procedures as of December 31, 2005 conducted during the preparation of AIG’s financial statements to be included in the Annual Report on Form 10-K for the year ended December 31, 2005, three material weaknesses in internal control over financial reporting were identified, relating to controls over certain balance sheet reconciliations, controls over the accounting for certain derivative transactions and controls over income tax accounting. As a result, AIG’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2005, AIG’s disclosure controls and procedures were ineffective.
    Under the direction of its Chief Executive Officer and Chief Financial Officer, AIG continued to implement its plans to remediate the material weaknesses, and adjusted these plans as appropriate.
    AIG’s remediation efforts were governed by a Steering Committee, under the direction of AIG’s Chief Risk Officer and also including AIG’s Chief Executive Officer, Chief Financial Officer and Comptroller. The status of remediation of each material weakness was reviewed with the Audit Committee and this Committee was advised of issues encountered and key decisions reached by AIG management relating to the remediation efforts.
    As of December 31, 2006 and as described under Remediation of Material Weaknesses in Internal Control Over Financial Reporting below, the material weaknesses relating to the controls over certain balance sheet reconciliations and the controls over the accounting for certain derivative transactions were remediated, and the material weakness relating to the controls over income tax accounting was not fully remediated.
    As a result of the remaining material weakness in internal control over financial reporting relating to income tax accounting, described more fully below, AIG’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006, AIG’s disclosure controls and procedures were ineffective.
    Notwithstanding the existence of this remaining material weakness, AIG believes that the consolidated financial statements in this Annual Report on Form 10-K fairly present, in all material respects, AIG’s financial condition as of December 31, 2006 and 2005, and results of its operations and cash flows for the years ended December 31, 2006, 2005 and 2004, in conformity with U.S. generally accepted accounting principles (GAAP).
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
    AIG management conducted an assessment of the effectiveness of AIG’s internal control over financial reporting as of December 31, 2006 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
    A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of AIG’s annual or interim financial statements will not be prevented or detected. AIG management has concluded that, as of December 31, 2006, the material weakness relating to the controls over income tax accounting was not fully remediated.
    Controls over income tax accounting: AIG did not maintain effective controls over the determination and reporting of certain components of the provision for income taxes and related income tax balances. Specifically, AIG did not maintain effective controls to review and monitor the accuracy of the components of the income tax provision calculations and related income tax balances and to monitor the differences between the income tax basis and the financial reporting basis of assets and liabilities to effectively reconcile the differences to the deferred income tax balances. These control deficiencies resulted in adjustments to income tax expense, income taxes payable and deferred income tax asset and liability accounts in the 2006 annual and interim consolidated financial statements. Furthermore, these control deficiencies could result in a material misstatement of the annual or interim
Form 10-K 2006 AIG        177

AIG consolidated financial statements that would not be prevented or detected. Accordingly, AIG management has concluded that these control deficiencies constitute a material weakness.
    As a result of the material weakness in internal control over financial reporting described above, AIG management has concluded that, as of December 31, 2006, AIG’s internal control over financial reporting was not effective based on the criteria in Internal Control — Integrated Framework issued by the COSO.
    Management’s assessment of the effectiveness of AIG’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K.
Remediation of Material Weaknesses in Internal Control Over Financial Reporting
Throughout 2006 and continuing in 2007, AIG has been actively engaged in the implementation of remediation efforts to address the three material weaknesses in existence at December 31, 2005. These remediation efforts, outlined below, are specifically designed to address the material weaknesses identified by AIG management. As a result of its assessment of the effectiveness of internal control over financial reporting, AIG management determined that as of December 31, 2006, two material weaknesses, relating to the controls over certain balance sheet reconciliations and the controls over the accounting for certain derivative transactions, had been remediated, but the material weakness relating to the controls over income tax accounting had not been remediated.
Controls over certain balance sheet reconciliations: As of December 31, 2005, AIG did not maintain effective controls to ensure the accuracy of certain balance sheet accounts in certain key segments of AIG’s operations, principally in the Domestic Brokerage Group (DBG). Specifically, accounting personnel did not perform timely reconciliations and did not properly resolve reconciling items for premium receivables, reinsurance recoverables and intercompany accounts.
    During 2006, AIG management developed and implemented a corporate-wide accounting policy on balance sheet reconciliations, which augments the corporate guidelines on balance sheet reconciliations that were released in 2005. The policy requires all reporting units to perform timely reconciliations of their balance sheet accounts including the resolution of reconciling items and the evaluation of exposure.
    AIG reporting units, including DBG, have been performing reconciliations of their accounts consistent with this policy. Implementation of the new policy was supplemented with dedicated training sessions, a self-assessment process and the continued addition of qualified staff to monitor on-going compliance with the new policy.
    AIG continues to develop further enhancements to its controls over certain balance sheet reconciliations. Based upon the significant actions taken and the testing and evaluation of the effectiveness of the controls, AIG management has concluded that remediation of the material weakness in AIG’s controls over certain balance sheet reconciliations had been achieved as of December 31, 2006.
    Controls over the accounting for certain derivative transactions: As of December 31, 2005, AIG did not maintain effective controls over accounting for certain derivative transactions and related assets and liabilities under FAS 133. In particular, AIG did not maintain effective controls over the evaluation and documentation of whether certain derivative transactions qualified under GAAP for hedge accounting.
    During 2006, AIG management implemented effective controls over accounting for derivative transactions. An important element of this implementation was the hiring in key staff positions of additional professionals with expertise in derivatives and hedge accounting.
    AIG management has established a new corporate team with the responsibility and authority for overseeing and monitoring the application of hedge accounting throughout AIG. This team, staffed with accounting and quantitative professionals with extensive experience in dealing with derivative accounting matters, is responsible to ensure that the application of hedge accounting by AIG or its subsidiaries is in compliance with FAS 133 and AIG’s accounting policies. As part of this activity, both enhancements to existing systems and investments in new applications were made to automate certain processes with respect to the application of hedge accounting and to reduce reliance on manual procedures.
    Based upon the significant actions taken and the testing and evaluation of the effectiveness of the controls, AIG management has concluded that remediation of the material weakness in AIG’s controls over the accounting for certain derivative transactions had been achieved as of December 31, 2006.
Continuing Remediation
Controls over income tax accounting: As of December 31, 2005, AIG did not maintain effective controls over the determination and reporting of certain components of the provision for income taxes and related income tax balances. During 2006, AIG management took the following actions to remediate this material weakness:

•	Continued focus on implementing and testing of standard key controls globally,

•	Continued focus on reconciling, evaluating and monitoring of historical balance sheet income tax accounts as well as more detailed financial statement exposure analysis,

•	Implementation of a global income tax accounting reporting tool,

•	Hiring of additional qualified staff including a new Director of Taxes, as well as Tax Managers and Tax Accountants at designated business units and Corporate, and

•	Development and dissemination of income tax accounting training and education programs at the Corporate and business unit levels utilizing site visits and training conferences.
    Notwithstanding these significant efforts towards remediation of the material weakness in controls over income tax accounting, implementation and testing of the standard key controls, as well
178       AIG 2006 Form 10-K

American International Group, Inc. and Subsidiaries

as procedures and processes, were not completed within all business units as of December 31, 2006. As a result, the effectiveness and sustainability of controls and processes could not be assured as of that date.
    Furthermore, during 2006, the reconciliation, evaluation and monitoring of historical balance sheet income tax accounts identified errors in the income tax balances. The errors identified to date were not material; therefore, they were recorded and disclosed in the period in which they were identified. AIG has not completed the necessary reconciliation and evaluation of all historical balance sheet income tax accounts; accordingly, additional work is required in the analysis of the remaining prior year balances. AIG cannot predict the outcome of the review and analysis described above or estimate the potential adjustments related to these remediation activities. However, in the opinion of AIG management and based upon information currently known, resolution of these historical balance sheet income tax accounts is not likely to have a material adverse effect on AIG’s consolidated financial condition, but it is possible that the effect could be material to AIG’s consolidated results of operations for an individual reporting period.
    Remediation of the material weakness in controls over income tax accounting requires completing the implementation of key controls in the applicable AIG business units and testing them after they are in place to validate their effectiveness and sustainability. Due to the nature of these requirements and the need to complete the reconciliation of certain historical balances, no assurance can be given as to the specific timing of the remediation of this material weakness. AIG management continues to assign the highest priority to AIG’s remediation efforts in this area, with the goal of remediating this material weakness by year-end 2007.
    While the material weakness in controls over income tax accounting was not remediated, due to the substantive alternative procedures performed and compensating controls in place, AIG believes that the consolidated financial statements present fairly in all material respects AIG’s financial condition as of December 31, 2006 and 2005, and results of its operations and cash flows for the years ended December 31, 2006, 2005 and 2004, in conformity with GAAP.
    AIG recognizes that improvement in its internal controls over financial reporting and consolidation processes, as well as those over investment accounting, is essential. Over time, AIG intends to reduce its reliance on the manual controls that have been established. AIG is currently developing new systems and processes which will allow it to rely on front end detection and preventative controls which will be more sustainable over the long term. AIG recognizes that, to accomplish its goals, further strengthening and investing are needed in financial personnel, as well as in systems and processes. AIG is committed to making the investments necessary to make these improvements.
Changes in Internal Controls over Financial Reporting
Changes in AIG’s internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, AIG’s internal control over financial reporting have been described above.
Item 9B.
Other Information
None.
Form 10-K 2006 AIG        179

American International Group, Inc. and Subsidiaries
Part III

Item 10.
Directors, Executive Officers and Corporate Governance
Except for the information provided in Part I under the heading “Directors and Executive Officers of AIG”, this item, including information regarding AIG’s audit committee and audit committee financial expert, any material changes to the procedures by which security holders may recommend nominees to AIG’s board of directors, if any, and information relating to AIG’s code of ethics that applies to its directors, executive officers and senior financial officers, is omitted because a definitive proxy statement which involves the election of directors will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.
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
Item 13.
Certain Relationships and Related Transactions, and Director Independence
This item is omitted because a definitive proxy statement which involves the election of directors will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.
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

Item 15.
Exhibits and Financial Statement Schedules
(a) Financial Statements and Schedules. See accompanying Index to Financial Statements.
(b) Exhibits. See accompanying Exhibit Index.
180       AIG 2006 Form 10-K

American International Group, Inc. and Subsidiaries

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York, on the 1st of March, 2007.

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
    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons in the capacities indicated on the 1st of March, 2007.

Signature	Title

/s/ Martin J. Sullivan (Martin J. Sullivan)	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Steven J. Bensinger (Steven J. Bensinger)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ David L. Herzog (David L. Herzog)	Senior Vice President and Comptroller (Principal Accounting Officer)

/s/ Marshall A. Cohen (Marshall A. Cohen)	Director

/s/ Martin S. Feldstein (Martin S. Feldstein)	Director

/s/ Ellen V. Futter (Ellen V. Futter)	Director

/s/ Stephen L. Hammerman (Stephen L. Hammerman)	Director

/s/ Richard C. Holbrooke (Richard C. Holbrooke)	Director

/s/ Fred H. Langhammer (Fred H. Langhammer)	Director
Form 10-K 2006 AIG        181

American International Group, Inc. and Subsidiaries

Signature	Title

/s/ George L. Miles, Jr. (George L. Miles, Jr.)	Director

/s/ Morris W. Offit (Morris W. Offit)	Director

/s/ James F. Orr III (James F. Orr III)	Director

/s/ Virginia M. Rometty (Virginia M. Rometty)	Director

/s/ Michael H. Sutton (Michael H. Sutton)	Director

/s/ Edmund S.W. Tse (Edmund S.W. Tse)	Director

/s/ Robert B. Willumstad (Robert B. Willumstad)	Director

/s/ Frank G. Zarb (Frank G. Zarb)	Director
182       AIG 2006 Form 10-K

American International Group, Inc. and Subsidiaries

EXHIBIT INDEX

Exhibit
Number	Description		Location

2	Plan of acquisition, reorganization, arrangement, liquidation or succession
	Agreement and Plan of Merger, dated as of May 11, 2001, among American International Group, Inc., Washington Acquisition Corporation and American General Corporation		Incorporated by reference to Exhibit 2.1(i)(a) to AIG’s Registration Statement on Form S-4 (File No. 333-62688).
3(i)(a)	Restated Certificate of Incorporation of AIG		Incorporated by reference to Exhibit 3(i) to AIG’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-8787).
3(i)(b)	Certificate of Amendment of Certificate of Incorporation of AIG, filed June 3, 1998		Incorporated by reference to Exhibit 3(i) to AIG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-8787).
3(i)(c)	Certificate of Merger of SunAmerica Inc. with and into AIG, filed December 30, 1998 and effective January 1, 1999		Incorporated by reference to Exhibit 3(i) to AIG’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-8787).
3(i)(d)	Certificate of Amendment of Certificate of Incorporation of AIG, filed June 5, 2000		Incorporated by reference to Exhibit 3(i)(c) to AIG’s Registration Statement on Form S-4 (File No. 333-45828).
3(ii)	Amended and Restated By-laws of AIG		Incorporated by reference to Exhibit 3(ii) to AIG’s Current Report on Form 8-K filed with the SEC on January 19, 2007 (File No. 1-8787).
4	Instruments defining the rights of security holders, including indentures
Certain instruments defining the rights of holders of long-term debt securities of AIG and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. AIG hereby undertakes to furnish to the Commission, upon request, copies of any such instruments.

9	Voting Trust Agreement		None.
10	Material contracts*
	(1)	AIG 1969 Employee Stock Option Plan and Agreement Form	Filed as exhibit to AIG’s Registration Statement (File No. 2-44043) and incorporated herein by reference.
	(2)	AIG 1972 Employee Stock Option Plan	Filed as exhibit to AIG’s Registration Statement (File No. 2-44702) and incorporated herein by reference.
	(3)	AIG 1972 Employee Stock Purchase Plan	Filed as exhibit to AIG’s Registration Statement (File No. 2-44043) and incorporated herein by reference.
	(4)	AIG 1984 Employee Stock Purchase Plan	Filed as exhibit to AIG’s Registration Statement (File No. 2-91945) and incorporated herein by reference.
	(5)	AIG Amended and Restated 1996 Employee Stock Purchase Plan	Filed as exhibit to AIG’s Definitive Proxy Statement dated April 4, 2003 (File No. 1-8787) and incorporated herein by reference.
	(6)	AIG 2003 Japan Employee Stock Purchase Plan	Incorporated by reference to Exhibit 4 to AIG’s Registration Statement on Form S-8 (File No. 333-111737).
	(7)	AIG 1977 Stock Option and Stock Appreciation Rights Plan	Filed as exhibit to AIG’s Registration Statement (File No. 2-59317) and incorporated herein by reference.
	(8)	AIG 1982 Employee Stock Option Plan	Filed as exhibit to AIG’s Registration Statement (File No. 2-78291) and incorporated herein by reference.
	(9)	AIG 1987 Employee Stock Option Plan	Filed as exhibit to AIG’s Definitive Proxy Statement dated April 6, 1987 (File No. 0-4652) and incorporated herein by reference.
	(10)	AIG 1991 Employee Stock Option Plan	Filed as exhibit to AIG’s Definitive Proxy Statement dated April 4, 1997 (File No. 1-8787) and incorporated herein by reference.

* All material contracts are management contracts or compensatory plans or arrangements, except items (66), (67), (68) and (69).
Form 10-K 2006 AIG        183

American International Group, Inc. and Subsidiaries

Exhibit
Number	Description		Location

	(11)	AIG Amended and Restated 1999 Stock Option Plan	Filed as exhibit to AIG’s Definitive Proxy Statement dated April 4, 2003 (File No. 1-8787) and incorporated herein by reference.
	(12)	Form of Stock Option Grant Agreement under the AIG Amended and Restated 1999 Stock Option Plan	Incorporated by reference to Exhibit 10(a) to AIG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-8787).
	(13)	AIG Amended and Restated 2002 Stock Incentive Plan	Incorporated by reference to Exhibit 4(a) to AIG’s Registration Statement on Form S-8 (File No. 333-101967).
	(14)	Form of Restricted Stock Unit Award Agreement under the AIG Amended and Restated 2002 Stock Incentive Plan	Incorporated by reference to Exhibit 10(b) to AIG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-8787).
	(15)	AIG Executive Deferred Compensation Plan	Incorporated by reference to Exhibit 4(a) to AIG’s Registration Statement on Form S-8 (File No. 333-101640).
	(16)	AIG Supplemental Incentive Savings Plan	Incorporated by reference to Exhibit 4(b) to AIG’s Registration Statement on Form S-8 (File No. 333-101640).
	(17)	AIG Director Stock Plan	Filed as an exhibit to AIG’s Definitive Proxy Statement dated April 5, 2004 (File No. 1-8787) and incorporated herein by reference.
	(18)	AIG Chief Executive Officer Annual Compensation Plan	Filed as an exhibit to AIG’s Definitive Proxy Statement dated April 5, 2004 (File No. 1-8787) and incorporated herein by reference.
	(19)	AIRCO 1972 Employee Stock Option Plan	Incorporated by reference to AIG’s Joint Proxy Statement and Prospectus (File No. 2-61994).
	(20)	AIRCO 1977 Stock Option and Stock Appreciation Rights Plan	Incorporated by reference to AIG’s Joint Proxy Statement and Prospectus (File No. 2-61994).
	(21)	Purchase Agreement between AIA and Mr. E.S.W. Tse	Incorporated by reference to Exhibit 10(l) to AIG’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-8787).
	(22)	Retention and Employment Agreement between AIG and Jay S. Wintrob	Incorporated by reference to Exhibit 10(m) to AIG’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-8787).
	(23)	SunAmerica Inc. 1988 Employee Stock Plan	Incorporated by reference to Exhibit 4(a) to AIG’s Registration Statement on Form S-8 (File No. 333-70069).
	(24)	SunAmerica 1997 Employee Incentive Stock Plan	Incorporated by reference to Exhibit 4(b) to AIG’s Registration Statement on Form S-8 (File No. 333-70069).
	(25)	SunAmerica Nonemployee Directors’ Stock Option Plan	Incorporated by reference to Exhibit 4(c) to AIG’s Registration Statement on Form S-8 (File No. 333-70069).
	(26)	SunAmerica 1995 Performance Stock Plan	Incorporated by reference to Exhibit 4(d) to AIG’s Registration Statement on Form S-8 (File No. 333-70069).
	(27)	SunAmerica Inc. 1998 Long-Term Performance-Based Incentive Plan For the Chief Executive Officer	Incorporated by reference to Exhibit 4(e) to AIG’s Registration Statement on Form S-8 (File No. 333-70069).
	(28)	SunAmerica Inc. Long-Term Performance-Based Incentive Plan Amended and Restated 1997	Incorporated by reference to Exhibit 4(f) to AIG’s Registration Statement on Form S-8 (File No. 333-70069).
	(29)	SunAmerica Five Year Deferred Cash Plan	Incorporated by reference to Exhibit 4(a) to AIG’s Registration Statement on Form S-8 (File No. 333-31346).
	(30)	SunAmerica Executive Savings Plan	Incorporated by reference to Exhibit 4(b) to AIG’s Registration Statement on Form S-8 (File No. 333-31346).

184       AIG 2006 Form 10-K

American International Group, Inc. and Subsidiaries

Exhibit
Number	Description		Location

	(31)	HSB Group, Inc. 1995 Stock Option Plan	Incorporated by reference to Exhibit 10(iii)(f) to HSB’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-13135).
	(32)	HSB Group, Inc. 1985 Stock Option Plan	Incorporated by reference to Exhibit 10(iii)(a) HSB’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 1-13135).
	(33)	HSB Group, Inc. Employee’s Thrift Incentive Plan	Incorporated by reference to Exhibit 4(i)(c) to The Hartford Steam Boiler Inspection and Insurance Company’s Registration Statement on Form S-8 (File No. 33-36519).
	(34)	American General Corporation 1984 Stock and Incentive Plan	Incorporated by reference to Exhibit 10.1 to American General Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-7981).
	(35)	Amendment to American General Corporation 1984 Stock and Incentive Plan (January 2000)	Incorporated by reference to Exhibit 10.2 to American General Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-7981).
	(36)	American General Corporation 1994 Stock and Incentive Plan (January 2000)	Incorporated by reference to Exhibit 10.2 to American General Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-7981).
	(37)	Amendment to American General Corporation 1994 Stock and Incentive Plan (January 1999)	Incorporated by reference to Exhibit 10.4 to American General Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-7981).
	(38)	Amendment to American General Corporation 1994 Stock and Incentive Plan (January 2000)	Incorporated by reference to Exhibit 10.5 to American General Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-7981).
	(39)	Amendment to American General Corporation 1994 Stock and Incentive Plan (November 2000)	Incorporated by reference to Exhibit 10.1 to American General Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-7981).
	(40)	American General Corporation 1997 Stock and Incentive Plan	Incorporated by reference to Exhibit 10.3 to American General Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-7981).
	(41)	Amendment to American General Corporation 1997 Stock and Incentive Plan (January 1999)	Incorporated by reference to Exhibit 10.7 to American General Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-7981).
	(42)	Amendment to American General Corporation 1997 Stock and Incentive Plan (November 2000)	Incorporated by reference to Exhibit 10.2 to American General Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-7981).
	(43)	American General Corporation 1999 Stock and Incentive Plan	Incorporated by reference to Exhibit 10.4 to American General Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-7981).
	(44)	Amendment to American General Corporation 1999 Stock and Incentive Plan (January 1999)	Incorporated by reference to Exhibit 10.9 to American General Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-7981).
	(45)	Amendment to American General Corporation 1999 Stock and Incentive Plan (November 2000)	Incorporated by reference to Exhibit 10.3 to American General Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-7981).
	(46)	Amended and Restated American General Corporation Deferred Compensation Plan (12/11/00)	Incorporated by reference to Exhibit 10.13 to American General Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-7981).
	(47)	Amended and Restated Restoration of Retirement Income Plan for Certain Employees Participating in the Restated American General Retirement Plan (Restoration of Retirement Income Plan) (12/31/98)	Incorporated by reference to Exhibit 10.14 to American General Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-7981).
	(48)	Amended and Restated American General Supplemental Thrift Plan (12/31/98)	Incorporated by reference to Exhibit 10.15 to American General Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-7981).

Form 10-K 2006 AIG        185

American International Group, Inc. and Subsidiaries

Exhibit
Number	Description		Location

	(49)	American General Employees’ Thrift and Incentive Plan (restated July 1, 2001)	Incorporated by reference to Exhibit 4(a) to AIG’s Registration Statement on Form S-8 (File No. 333-68640).
	(50)	American General Agents’ and Managers’ Thrift and Incentive Plan (restated July 1, 2001)	Incorporated by reference to Exhibit 4(b) to AIG’s Registration Statement on Form S-8 (File No. 333-68640).
	(51)	CommLoCo Thrift Plan (restated July 1, 2001)	Incorporated by reference to Exhibit 4(c) to AIG’s Registration Statement on Form S-8 (File No. 333-68640).
	(52)	Western National Corporation 1993 Stock and Incentive Plan, as amended	Incorporated by reference to Exhibit 10.18 to Western National Corporation’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-12540).
	(53)	USLIFE Corporation 1991 Stock Option Plan, as amended	Incorporated by reference to USLIFE Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (File No. 1-5683).
	(54)	Employment Agreement, Amendment to Employment Agreement, and Split-Dollar Agreement, including Assignment of Life Insurance Policy as Collateral, with Rodney O. Martin, Jr.	Incorporated by reference to Exhibit 10(xx) to AIG’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-8787).
	(55)	Employment Arrangements with Richard W. Scott
		(a) Employment Agreement	Incorporated by reference to Exhibit 10.3 to American General Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 1-7981).
		(b) Change in Control Severance Agreement	Incorporated by reference to Exhibit 10.32 to American General Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-7981).
		(c) Amendment to Employment Arrangements	Incorporated by reference to Exhibit 10(zz)(iii) to AIG’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-8787).
	(56)	Letter from AIG to Martin J. Sullivan, dated March 16, 2005	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on March 17, 2005 (File No. 1-8787).
	(57)	Letter from AIG to Steven J. Bensinger, dated March 16, 2005	Incorporated by reference to Exhibit 10.3 to AIG’s Current Report on Form 8-K filed with the SEC on March 17, 2005 (File No. 1-8787).
	(58)	Employment Agreement between AIG and Martin J. Sullivan, dated as of June 27, 2005	Incorporated by reference to Exhibit 10(1) to AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 1-8787).
	(59)	Employment Agreement between AIG and Steven J. Bensinger, dated as of June 27, 2005	Incorporated by reference to Exhibit 10(3) to AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 1-8787).
	(60)	Executive Severance Plan, effective as of June 27, 2005	Incorporated by reference to Exhibit 10(4) to AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 1-8787).
	(61)	Assurance Agreement, by AIG in favor of eligible employees, dated as of June 27, 2005, relating to certain obligations of Starr International Company, Inc.	Incorporated by reference to Exhibit 10(6) to AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 1-8787).
	(62)	2005/2006 Deferred Compensation Profit Participation Plan	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on September 26, 2005 (File No. 1-8787).
	(63)	Summary of Director Compensation	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on November 22, 2005 (File No. 1-8787).
	(64)	AIG 2005 Senior Partners Plan	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on December 20, 2005 (File No. 1-8787).

186       AIG 2006 Form 10-K

American International Group, Inc. and Subsidiaries

Exhibit
Number	Description		Location

	(65)	AIG Special Restricted Stock Unit Award Agreement with Steven J. Bensinger, dated January 6, 2006	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on January 9, 2006 (File No. 1-8787).
	(66)	Agreement with the United States Department of Justice, dated February 7, 2006	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on February 9, 2006 (File No. 1-8787).
	(67)	Final Judgment and Consent with the Securities and Exchange Commission, including the related complaint, dated February 9, 2006	Incorporated by reference to Exhibit 10.2 to AIG’s Current Report on Form 8-K filed with the SEC on February 9, 2006 (File No. 1-8787).
	(68)	Agreement between the Attorney General of the State of New York and AIG and its Subsidiaries, dated January 18, 2006	Incorporated by reference to Exhibit 10.3 to AIG’s Current Report on Form 8-K filed with the SEC on February 9, 2006 (File No. 1-8787).
	(69)	Stipulation with the State of New York Insurance Department, dated January 18, 2006	Incorporated by reference to Exhibit 10.4 to AIG’s Current Report on Form 8-K filed with the SEC on February 9, 2006 (File No. 1-8787).
	(70)	AIG Senior Partners Plan (amended and restated)	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on July 21, 2006 (File No. 1-8787).
	(71)	AIG Partners Plan	Incorporated by reference to Exhibit 10.2 to AIG’s Current Report on Form 8-K filed with the SEC on May 22, 2006 (File No. 1-8787).
	(72)	AIG Executive Incentive Plan	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on May 22, 2006 (File No. 1-8787).
11	Statement re computation of per share earnings		Included in Note 11 of Notes to Consolidated Financial Statements.
12	Statements re computation of ratios		Filed herewith.
13	Annual report to security holders		Not required to be filed.
18	Letter re change in accounting principles		None.
21	Subsidiaries of the Registrant		Filed herewith.
23	Consent of PricewaterhouseCoopers LLP		Filed herewith.
24	Power of attorney		Included on the signature page hereof.
31	Rule 13a-14(a)/15d-14(a) Certifications		Filed herewith.
32	Section 1350 Certifications		Filed herewith.
99	Additional exhibits		None.

Form 10-K 2006 AIG        187

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
Summary Of Investments –
Schedule I
Other than Investments in Related Parties

			Amount at
			which shown
			in the
At December 31, 2006		Fair	Balance
(in millions)	Cost*	Value	Sheet

Fixed maturities:
Bonds:
United States government and government agencies and authorities	$5,415	$5,391	$5,391
States, municipalities and political subdivisions	81,236	82,802	82,085
Foreign governments	62,708	67,698	67,698
Public utilities	14,687	15,012	15,012
All other corporate	244,105	247,679	247,679

Total bonds	408,151	418,582	417,865

Total fixed maturities	408,151	418,582	417,865

Equity securities:
Common stocks:
Public utilities	286	372	372
Banks, trust and insurance companies	1,796	2,596	2,596
Industrial, miscellaneous and all other	21,292	24,692	24,692

Total common stocks	23,374	27,660	27,660
Preferred stocks	2,507	2,562	2,562

Total equity securities	25,881	30,222	30,222

Mortgage loans on real estate, policy and collateral loans	28,418	28,655	28,418
Financial services assets:
Flight equipment primarily under operating leases, net of accumulated depreciation	39,875	–	39,875
Securities available for sale, at market value	45,912	47,205	47,205
Trading securities, at market value	–	5,031	5,031
Spot commodities	–	220	220
Unrealized gain on swaps, options and forward transactions	–	19,252	19,252
Trading assets	–	2,468	2,468
Securities purchased under agreements to resell, at contract value	33,702	–	33,702
Finance receivables, net of allowance	29,573	26,712	29,573
Securities lending collateral, at market value (approximates cost)	69,306	69,306	69,306
Other invested assets (approximates market value)	42,114	42,421	42,114
Short-term investments, at cost (approximates fair value)	25,249	25,249	25,249

Total investments	–	–	$790,500

*	Original cost of equity securities and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts.
Form 10-K 2006 AIG        199

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
Condensed Financial Information of Registrant
Schedule II
Balance Sheet – Parent Company Only

December 31,
(in millions)	2006	2005

Assets:
Cash	$76	$190
Invested assets	7,346	122
Carrying value of subsidiaries and partially-owned companies, at equity	109,125	90,723
Premiums and insurance balances receivable – net	222	186
Other assets	3,767	4,146

Total assets	120,536	95,367

Liabilities:
Insurance balances payable	21	408
Due to affiliates – net	1,841	3,250
Notes and bonds payable	8,917	4,607
Loans payable	700	722
AIG MIP matched notes and bonds payable	5,468	—
Series AIGFP matched notes and bonds payable	72	—
Other liabilities	1,840	63

Total liabilities	18,859	9,050

Shareholders’ equity:
Common stock	6,878	6,878
Additional paid-in capital	2,590	2,339
Retained earnings	84,996	72,330
Accumulated other comprehensive income	9,110	6,967
Treasury stock	(1,897)	(2,197)

Total shareholders’ equity	101,677	86,317

Total liabilities and shareholders’ equity	$120,536	$95,367

See Accompanying Notes to Financial Statements – Parent Company Only.
Statement of Income – Parent Company Only

Years Ended December 31,
(in millions)	2006	2005	2004

Agency income (loss)	$9	$3	$(8)
Financial services income	531	507	578
Asset management income (loss)	34	(3)	(11)
Dividend income from consolidated subsidiaries:
Cash	1,689	1,958	1,938
Other	–	–	1
Dividend income from partially-owned companies	11	127	11
Equity in undistributed net income of consolidated subsidiaries and partially-owned companies	13,308	10,156	8,602
Other income (expenses) – net	(1,371)	(2,203)	(409)
Cumulative effect of an accounting change	34	–	–

Income before income taxes	14,245	10,545	10,702
Income taxes	197	68	863

Net income	$14,048	$10,477	$9,839

See Accompanying Notes to Financial Statements – Parent Company Only.
200       AIG 2006 Form 10-K

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
Condensed Financial Information of Registrant — Continued
Schedule II
Statement of Cash Flows — Parent Company Only

Years Ended December 31,	2006	2005	2004
(in millions)

Cash flows from operating activities:
Net income	$14,048	$10,477	$9,839

Adjustments to reconcile net income to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in income:
Equity in undistributed net income of consolidated subsidiaries and partially-owned companies	(13,308)	(10,156)	(8,602)
Change in premiums and insurance balances receivable and payable — net	(423)	15	(12)
Foreign exchange transaction (gains) losses	232	—	—
Other — net	(1,139)	1,518	165

Total adjustments	(14,638)	(8,623)	(8,449)

Net cash provided by (used in) operating activities	(590)	1,854	1,390

Cash flows from investing activities:
Purchase of investments	(8,298)	—	(107)
Sale of investments	3,417	—	200
Change in short-term investments	414	(598)	302
Contributions to subsidiaries and investments in partially-owned companies	(3,017)	(966)	270
Other — net	(159)	(117)	(19)

Net cash used in investing activities	(7,643)	(1,681)	646

Cash flows from financing activities:
Notes, bonds and loans issued	12,038	2,101	—
Repayments of notes, bonds and loans	(2,417)	(607)	(400)
Issuance of treasury stock	163	82	158
Cash dividends paid to shareholders	(1,638)	(1,421)	(730)
Acquisition of treasury stock	(20)	(176)	(1,083)
Other — net	(7)	21	17

Net cash (used in) provided by financing activities	8,119	—	(2,038)

Change in cash	(114)	173	(2)
Cash at beginning of year	190	17	19

Cash at end of year	$76	$190	$17

NOTES TO FINANCIAL STATEMENTS — PARENT COMPANY ONLY

(1)	Agency operations conducted in New York through the North American Division of AIU are included in the financial statements of the parent company.

(2)	Certain accounts have been reclassified in the 2005 and 2004 financial statements to conform to their 2006 presentation.

(3)	“Equity in undistributed net income of consolidated subsidiaries and partially-owned companies” in the accompanying Statement of Income — Parent Company Only — includes equity in income of the minority-owned insurance operations.
Form 10-K 2006 AIG        201

American International Group, Inc. and Subsidiaries
Supplementary Insurance Information
Schedule III
At December 31, 2006, 2005 and 2004 and for the years then ended

		Reserves
		for					Losses
		Losses and					and	Amortization
	Deferred	Loss	Reserve	Policy			Loss	of Deferred
	Policy	Expenses,	for	and		Net	Expenses	Policy	Other	Net
	Acquisition	Future Policy	Unearned	Contract	Premium	Investment	Incurred,	Acquisition	Operating	Premiums
Segment (in millions)	Costs	Benefits(a)	Premiums	Claims(b)	Revenue	Income	Benefits	Costs	Expenses	Written

2006
General Insurance	$4,355	$79,999	$26,271	$–	$43,451	$5,696	$28,052	$7,866	$2,876	$44,866
Life Insurance & Retirement Services	32,810	122,230	–	2,788	30,636	19,439	31,505	3,712	4,914	–
Other	70	–-	–	–	(4)	157	149	–	–	–

	$37,235	$202,229	$26,271	$2,788	$74,083	$25,292	$59,706	$11,578	$7,790	$44,866

2005
General Insurance	$4,048	$77,169	$24,243	$–	$40,809	$4,031	$33,091	$7,365	$2,403	$41,872
Life Insurance & Retirement Services	28,106	108,807	–	2,473	29,400	18,134	30,467	3,328	4,677	–

	$32,154	$185,976	$24,243	$2,473	$70,209	$22,165	$63,558	$10,693	$7,080	$41,872

2004
General Insurance	$3,998	$61,878	$23,400	$–	$38,537	$3,196	$30,357	$6,301	$2,126	$40,623
Life Insurance & Retirement Services	25,080	104,740	–	2,435	28,088	15,269	27,855	3,514	4,108	–

	$29,078	$166,618	$23,400	$2,435	$66,625	$18,465	$58,212	$9,815	$6,234	$40,623

(a)	Reserves for losses and loss expenses with respect to the General Insurance operations are net of discounts of $2.26 billion, $2.11 billion and $1.55 billion at December 31, 2006, 2005 and 2004, respectively.

(b)	Reflected in insurance balances payable on the accompanying consolidated balance sheet.
202       AIG 2006 Form 10-K

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
Reinsurance
At December 31, 2006, 2005 and 2004 and for the years then ended
Schedule IV

						Percent of
		Ceded	Assumed			Amount
	Gross	to Other	from Other	Net		Assumed
(dollars in millions)	Amount	Companies	Companies	Amount		to Net

2006
Life Insurance in-force	$2,069,617	$408,970	$983	$1,661,630		0.1%

Premiums:
General Insurance	$49,609	$11,414	$6,671	$44,866		14.9%
Life Insurance & Retirement Services	32,097	1,481	20	30,636	*	0.1

Total premiums	$81,706	$12,895	$6,691	$75,502		8.9%

2005
Life Insurance in-force	$1,838,337	$365,082	$14,496	$1,487,751		1.0%

Premiums:
General Insurance	$46,689	$10,853	$6,036	$41,872		14.4%
Life Insurance & Retirement Services	30,637	1,317	80	29,400	*	0.3

Total premiums	$77,326	$12,170	$6,116	$71,272		8.6%

2004
Life Insurance in-force	$1,844,189	$344,036	$13,905	$1,514,058		0.9%

Premiums:
General Insurance	$44,692	$11,423	$7,354	$40,623		18.1%
Life Insurance & Retirement Services	28,486	1,114	716	28,088	*	2.5

Total premiums	$73,178	$12,537	$8,070	$68,711		11.7%

*	Includes accident and health premiums of $7.11 billion, $6.51 billion and $5.63 billion in 2006, 2005 and 2004, respectively.
Form 10-K 2006 AIG        203

American International Group, and Subsidiaries
Valuation and Qualifying Accounts
For the years ended December 31, 2006, 2005 and 2004

Schedule V

		Additions

	Balance,	Charged to Costs		Other	Balance,
(in millions)	Beginning of Year	and Expenses	Charge offs	Changes(a)(b)	End of Year

2006
Allowance for mortgage loans	$54	$6	$—	$(5)	$55
Allowance for collateral and guaranteed loans	10	11	(11)	(1)	9
Allowance for finance receivables	670	495	(534)	106	737
Allowance for premiums and insurances balances receivable	871	240	(481)	126	756
Allowance for reinsurance assets	999	147	(381)	(229)	536
Overhaul reserve(c)	142	249	—	(146)	245

2005
Allowance for mortgage loans	$65	$1	$(19)	$7	$54
Allowance for collateral and guaranteed loans	18	—	(7)	(1)	10
Allowance for finance receivables	571	435	(414)	78	670
Allowance for premiums and insurances balances receivable	561	418	(104)	(4)	871
Allowance for reinsurance assets	846	185	(49)	17	999
Overhaul reserve(c)	68	260	—	(186)	142

2004
Allowance for mortgage loans	$68	$11	$(9)	$(5)	$65
Allowance for collateral and guaranteed loans	15	4	(2)	1	18
Allowance for finance receivables	562	389	(443)	63	571
Allowance for premiums and insurances balances receivable	485	147	(25)	(46)	561
Allowance for reinsurance assets	569	276	(11)	12	846
Overhaul reserve(c)	69	164	—	(165)	68

(a)	Includes recoveries of amounts previously charged off and reclassifications to/from other accounts.

(b)	Amounts for Overhaul reserve represent reimbursements to lessees for overhauls performed and amounts transferred to buyers for aircraft sold.

(c)	Included in Other liabilities on the Consolidated Balance Sheet.
204       AIG 2006 Form 10-K