Form 10-Q
period 2007-03-31
AMERICAN INTERNATIONAL GROUP INC
filed 2007-05-10
CIK 5272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007
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
Large accelerated filer    ☑ Accelerated filer    ☐ Non-accelerated filer    ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐         No    ☑
     As of April 30, 2007, there were 2,594,237,019 shares outstanding of the registrant’s common stock.

American International Group, Inc. and Subsidiaries
Part I – FINANCIAL INFORMATION
ITEM 1. Financial Statements (unaudited)
CONSOLIDATED BALANCE SHEET
(in millions) (unaudited)

	March 31,	December 31,
	2007	2006

Assets:
Investments and financial services assets:
Fixed maturities:
Bonds available for sale, at fair value (amortized cost: 2007 – $380,104; 2006 – $377,698) (includes hybrid financial instruments: 2007 – $568; 2006 – $522)	$390,141	$387,391
Bonds held to maturity, at amortized cost (fair value: 2007 – $22,066; 2006 – $22,154)	21,414	21,437
Bond trading securities, at fair value (cost: 2007 – $8,883; 2006 – $9,016)	8,845	9,037
Equity securities:
Common stocks available for sale, at fair value (cost: 2007 – $10,791; 2006 – $10,662)	14,457	13,262
Common and preferred stocks trading, at fair value (cost: 2007 – $13,742; 2006 – $12,734)	15,756	14,421
Preferred stocks available for sale, at fair value (cost: 2007 – $2,625; 2006 – $2,485)	2,703	2,539
Mortgage loans on real estate, net of allowance (2007 – $57; 2006 – $55)	18,228	17,067
Policy loans	7,521	7,501
Collateral and guaranteed loans, net of allowance (2007 – $7; 2006 – $9)	4,840	3,850
Financial services assets:
Flight equipment primarily under operating leases, net of accumulated depreciation (2007 – $9,233; 2006 – $8,835)	41,345	39,875
Securities available for sale, at fair value (cost: 2007 – $46,313; 2006 – $45,912)	47,643	47,205
Trading securities, at fair value	5,369	5,031
Spot commodities	73	220
Unrealized gain on swaps, options and forward transactions	16,547	19,252
Trade receivables	3,883	4,317
Securities purchased under agreements to resell, at contract value	31,775	31,853
Finance receivables, net of allowance (2007 – $707; 2006 – $737) (includes finance receivables held for sale: 2007 – $983; 2006 – $1,124)	29,508	29,573
Securities lending collateral, at fair value (which approximates cost)	74,827	69,306
Other invested assets	44,167	42,114
Short-term investments, at cost (approximates fair value)	25,866	25,249

Total investments and financial services assets	804,908	790,500
Cash	1,702	1,590
Investment income due and accrued	6,170	6,077
Premiums and insurance balances receivable, net of allowance (2007 – $777; 2006 – $756)	19,731	17,789
Reinsurance assets, net of allowance (2007 – $498; 2006 – $536)	23,130	23,355
Deferred policy acquisition costs	37,691	37,235
Investments in partially owned companies	1,179	1,101
Real estate and other fixed assets, net of accumulated depreciation (2007 – $5,612; 2006 – $5,525)	4,898	4,381
Separate and variable accounts	73,971	72,655
Goodwill	8,687	8,628
Other assets	17,680	16,103

Total assets	$999,747	$979,414

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEET (continued)
(in millions, except share data) (unaudited)

	March 31,	December 31,
	2007	2006

Liabilities:
Reserve for losses and loss expenses	$81,135	$79,999
Unearned premiums	27,135	26,271
Future policy benefits for life and accident and health insurance contracts	123,806	122,230
Policyholders’ contract deposits	246,301	246,615
Other policyholders’ funds	8,476	8,281
Commissions, expenses and taxes payable	6,053	5,305
Insurance balances payable	4,537	3,789
Funds held by companies under reinsurance treaties	2,446	2,602
Income taxes payable	10,992	9,546
Financial services liabilities:
Borrowings under obligations of guaranteed investment agreements	19,771	20,664
Securities sold under agreements to repurchase, at contract value	17,581	19,677
Trade payables	7,546	6,174
Hybrid financial instrument liabilities, at fair value	8,459	8,856
Securities and spot commodities sold but not yet purchased, at market value	4,056	4,076
Unrealized loss on swaps, options and forward transactions	9,679	11,401
Trust deposits and deposits due to banks and other depositors	4,245	5,249
Commercial paper	9,228	8,208
Notes, bonds, loans and mortgages payable	91,186	87,602
Commercial paper	4,149	4,821
Notes, bonds, loans and mortgages payable	19,185	17,088
Junior subordinated debt	3,793	—
Liabilities connected to trust preferred stock	1,440	1,440
Separate and variable accounts	73,971	72,655
Securities lending payable	75,913	70,198
Minority interest	8,166	7,778
Other liabilities (includes hybrid financial instruments: 2007 – $42; 2006 – $111)	27,343	27,021

Total liabilities	896,592	877,546

Preferred shareholders’ equity in subsidiary companies	100	191

Commitments and Contingent Liabilities (See Note 6)
Shareholders’ equity:
Common stock, $2.50 par value; 5,000,000,000 shares authorized; shares issued 2007 and 2006 – 2,751,327,476	6,878	6,878
Additional paid-in capital	2,674	2,590
Payments advanced to purchase shares	(2,851)	—
Retained earnings	88,493	84,996
Accumulated other comprehensive income (loss)	9,854	9,110
Treasury stock, at cost; 2007 – 151,556,041; 2006 – 150,131,273 shares of common stock	(1,993)	(1,897)

Total shareholders’ equity	103,055	101,677

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$999,747	$979,414

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF INCOME

(in millions, except per share data) (unaudited)

	Three Months
	Ended March 31,

	2007	2006

Revenues:
Premiums and other considerations	$19,642	$18,270
Net investment income	7,124	5,971
Realized capital gains (losses)	(70)	169
Other income	3,949	2,868

Total revenues	30,645	27,278

Benefits and expenses:
Incurred policy losses and benefits	16,146	15,089
Insurance acquisition and other operating expenses	8,327	7,396

Total benefits and expenses	24,473	22,485

Income before income taxes, minority interest and cumulative effect of an accounting change	6,172	4,793

Income taxes	1,726	1,435

Income before minority interest and cumulative effect of an accounting change	4,446	3,358

Minority interest	(316)	(197)

Income before cumulative effect of an accounting change	4,130	3,161

Cumulative effect of an accounting change, net of tax	—	34

Net income	$4,130	$3,195

Earnings per common share:
Basic
Income before cumulative effect of an accounting change	$1.58	$1.21
Cumulative effect of an accounting change, net of tax	—	0.01

Net income	$1.58	$1.22

Diluted
Income before cumulative effect of an accounting change	$1.58	$1.21
Cumulative effect of an accounting change, net of tax	—	0.01

Net income	$1.58	$1.22

Dividends declared per common share	$0.165	$0.150

Average shares outstanding:
Basic	2,612	2,605
Diluted	2,621	2,624

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions) (unaudited)

	Three Months
	Ended March 31,

	2007	2006

Summary:
Net cash provided by operating activities	$8,633	$3,848
Net cash used in investing activities	(16,863)	(18,107)
Net cash provided by financing activities	8,352	13,587
Effect of exchange rate changes on cash	(10)	23

Change in cash	112	(649)
Cash at beginning of period	1,590	1,897

Cash at end of period	$1,702	$1,248

Cash flows from operating activities:
Net income	$4,130	$3,195

Adjustments to reconcile net income to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in income:
Net gains on sales of securities available for sale and other assets	(250)	(210)
Foreign exchange transaction (gains) losses	305	214
Net unrealized (gains) losses on non-AIGFP derivative assets and liabilities	61	(370)
Equity in income of partially owned companies and other invested assets	(1,329)	(480)
Amortization of deferred policy acquisition costs	2,921	2,635
Amortization of premium and discount on securities	38	390
Depreciation expenses, principally flight equipment	646	554
Provision for finance receivable losses	87	160
Impairment losses	467	226
Changes in operating assets and liabilities:
General and life insurance reserves	4,190	4,483
Premiums and insurance balances receivable and payable – net	(1,192)	(2,245)
Reinsurance assets	223	121
Capitalization of deferred policy acquisition costs	(3,750)	(4,252)
Investment income due and accrued	(109)	(6)
Funds held under reinsurance treaties	(158)	21
Other policyholders’ funds	223	(459)
Income taxes payable	1,076	744
Commissions, expenses and taxes payable	661	170
Other assets and liabilities – net	774	(1,967)
Bonds, common and preferred stocks trading, at fair value	(1,260)	(1,596)
Trade receivables and payables – net	1,805	(168)
Trading securities, at fair value	(337)	149
Spot commodities	147	(138)
Net unrealized (gain) loss on swaps, options and forward transactions	962	2
Securities purchased under agreements to resell	78	2,302
Securities sold under agreements to repurchase	(2,100)	(1,604)
Securities and spot commodities sold but not yet purchased, at market value	(20)	454
Finance receivables held for sale – originations and purchases	(2,433)	(2,267)
Sales of finance receivables – held for sale	2,573	2,671
Other, net	204	1,119

Total adjustments	4,503	653

Net cash provided by operating activities	$8,633	$3,848

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS (continued)

(in millions) (unaudited)

	Three Months
	Ended March 31,

	2007	2006

Cash flows from investing activities:
Proceeds from (payments for)
Sales and maturities of fixed maturity securities available for sale	$30,145	$27,456
Sales of equity securities available for sale	2,112	3,627
Proceeds from fixed maturity securities held to maturity	18	9
Sales of flight equipment	27	159
Sales or distributions of other invested assets	2,698	2,352
Payments received on mortgage, policy, collateral and guaranteed loans	658	168
Principal payments received on finance receivables held for investment	3,349	3,076
Purchases of fixed maturity securities available for sale	(34,273)	(34,331)
Purchases of equity securities available for sale	(2,436)	(4,020)
Purchases of fixed maturity securities held to maturity	(9)	(16)
Purchases of flight equipment	(1,917)	(1,897)
Purchases of other invested assets	(4,586)	(3,320)
Acquisitions of new businesses, net of cash acquired	(584)	—
Mortgage, policy, collateral and guaranteed loans issued	(2,326)	(1,525)
Finance receivables held for investment – originations and purchases	(3,409)	(3,401)
Change in securities lending collateral	(5,521)	(3,496)
Net additions to real estate, fixed assets, and other assets	(259)	(248)
Net change in short-term investments	(588)	(2,676)
Net change in non-AIGFP derivative assets and liabilities	38	(24)

Net cash used in investing activities	$(16,863)	$(18,107)

Cash flows from financing activities:
Proceeds from (payments for)
Policyholders’ contract deposits	$14,080	$13,469
Policyholders’ contract withdrawals	(14,682)	(10,191)
Change in other deposits	(1,340)	(427)
Change in commercial paper	279	4,250
Notes, bonds, loans and mortgages payable, and hybrid financial instrument liabilities issued	19,186	9,403
Repayments on notes, bonds, loans and mortgages payable, and hybrid financial instrument liabilities	(14,549)	(6,835)
Issuance of junior subordinated debt	3,740	—
Issuance of guaranteed investment agreements	979	3,546
Maturities of guaranteed investment agreements	(1,775)	(2,846)
Change in securities lending payable	5,716	3,550
Issuance of treasury stock	52	34
Payments advanced to purchase shares	(3,000)	—
Acquisition of treasury stock	(16)	(2)
Cash dividends paid to shareholders	(430)	(390)
Other, net	112	26

Net cash provided by financing activities	$8,352	$13,587

Supplementary disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,901	$1,263
Taxes	$640	$460
Non-cash financing activities:
Interest credited to policyholder accounts	$2,879	$2,741
Treasury stock acquired using payments advanced to purchase shares	$149	—
Non-cash investing activities:
Debt assumed on acquisitions	$1,208	—

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(in millions) (unaudited)

	Three Months Ended
	March 31,

	2007	2006

Net income	$4,130	$3,195

Other comprehensive income (loss):
Unrealized (depreciation) appreciation of investments – net of reclassification adjustments	1,309	(2,599)
Deferred income tax benefit (expense) on above changes	(458)	1,100
Foreign currency translation adjustments	(165)	550
Deferred income tax benefit (expense) on above changes	28	(290)
Net derivative gains arising from cash flow hedging activities – net of reclassification adjustments	1	4
Deferred income tax expense on above changes	27	13
Change in pension and postretirement unrecognized periodic benefit (cost)	3	(3)
Deferred income tax benefit (expense) on above changes	(1)	(33)

Other comprehensive income (loss)	744	(1,258)

Comprehensive income	$4,874	$1,937

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	Financial Statement Presentation
These unaudited condensed consolidated financial statements do not include certain financial information required by U.S. generally accepted accounting principles (GAAP) for complete financial statements and should be read in conjunction with the audited consolidated financial statements and the related notes included in the Annual Report on Form 10-K of American International Group, Inc. (AIG) for the year ended December 31, 2006 (2006 Annual Report on Form 10-K).
In the opinion of management, these consolidated financial statements contain the normal recurring adjustments necessary for a fair statement of the results presented herein. All material intercompany accounts and transactions have been eliminated.
Certain reclassifications and format changes have been made to prior period amounts to conform to the current period presentation.

2.	Segment Information
AIG identifies its reportable segments by product line consistent with its management structure. These segments are General Insurance, Life Insurance & Retirement Services, Financial Services and Asset Management.
     In order to better align financial reporting with the manner in which AIG’s chief operating decision makers have managed their businesses, for the three months ended March 31, 2007, AIG realigned certain products among reportable segments and major internal reporting units. AIG also began reporting realized capital gains and losses for the Financial Services and Asset Management segments in the results of these segments. Historically, realized capital gains and losses were included in the Other category. There has been no change in AIG’s management structure or in its reportable segments. All prior period amounts presented in the tables below have been revised to conform to the current year’s presentation of these items.
The following table summarizes the operations by the major operating segments:

	Three Months
	Ended March 31,
Operating Segments
(in millions)	2007	2006

Revenues(a):
General Insurance(b)	$12,903	$11,656
Life Insurance & Retirement Services(c)	13,682	12,850
Financial Services(d)(e)	2,201	1,666
Asset Management(f)	1,908	1,139
Other	102	90
Consolidation and eliminations	(151)	(123)

Consolidated	$30,645	$27,278

Operating income (loss)(a)(g):
General Insurance	$3,096	$2,331
Life Insurance & Retirement Services	2,281	2,630
Financial Services(e)	292	(108)
Asset Management	994	449
Other(h)	(499)	(509)
Consolidation and eliminations	8	–

Consolidated	$6,172	$4,793

(a)	Includes the effect of hedging activities that did not qualify for hedge accounting treatment under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133) or for which hedge accounting was not applied, including the related foreign exchange gains and losses. For the first three months of 2007 and 2006, respectively, the effect was $(452) million and $(212) million in both revenues and operating income. These amounts result primarily from interest rate and foreign currency derivatives that are hedging investments and borrowings.
(b)	Represents the sum of General Insurance net premiums earned, net investment income and realized capital gains (losses).
(c)	Represents the sum of Life Insurance & Retirement Services premiums and other considerations, net investment income and realized capital gains (losses). Included in realized capital gains (losses) and operating income is the effect of hedging activities that did not qualify for hedge accounting treatment under FAS 133, which were $(123) million and $352 million for the first three months of 2007 and 2006, respectively, and the application of Statement of Financial Accounting Standards No. 52 “Foreign Currency Translation” (FAS 52), which were $123 million and $4 million for the first three months of 2007 and 2006, respectively.
(d)	Represents interest, lease and finance charges.
(e)	Includes the effect of hedging activities that did not qualify for hedge accounting treatment under FAS 133 or for which hedge accounting was not applied, including the related foreign exchange gains and losses. For the three months ended March 31, 2007 and 2006, respectively, the effect was $(160) million, and $(619) million in both revenues and operating income. These amounts result primarily from interest rate and foreign currency derivatives that are effective economic hedges of investments and borrowings. In the first quarter of 2007, AIG began applying hedge accounting for certain transactions, primarily in its Capital Markets operations.
(f)	Represents net investment income with respect to spread-based products and management and advisory fees.
(g)	Represents income before income taxes, minority interest and cumulative effect of an accounting change.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

2.	Segment Information (continued)

(h)	Includes AIG parent and other operations which are not required to be reported separately. The following table presents the operating loss for AIG’s Other category:

	Three Months
	Ended March 31,

(in millions)	2007	2006

Other operating income (loss):
Equity earnings in unconsolidated entities	$41	$19
Interest expense	(252)	(183)
Unallocated corporate expenses	(162)	(184)
Compensation expense — SICO Plans	(10)	(76)
Compensation expense — Starr tender offer	–	(54)
Realized capital gains (losses)	(78)	(5)
Other miscellaneous, net	(38)	(26)

Total Other	$(499)	$(509)

The following table summarizes AIG’s General Insurance operations by major internal reporting unit:

	Three Months
	Ended March 31,
General Insurance
(in millions)	2007	2006

Revenues:
Domestic Brokerage Group	$7,091	$6,561
Transatlantic	1,096	1,016
Personal Lines	1,213	1,215
Mortgage Guaranty	248	198
Foreign General	3,262	2,664
Reclassifications and eliminations	(7)	2

Total General Insurance	$12,903	$11,656

Operating Income*:
Domestic Brokerage Group	$1,929	$1,305
Transatlantic	151	141
Personal Lines	106	101
Mortgage Guaranty	8	109
Foreign General	909	673
Reclassifications and eliminations	(7)	2

Total General Insurance	$3,096	$2,331

*	Includes additional losses incurred and net reinstatement premiums related to prior year catastrophes of $35 million and $99 million for the three months ended March 31, 2007 and 2006, respectively.
The following table summarizes AIG’s Life Insurance & Retirement Services operations by major internal reporting unit:

	Three Months
	Ended March 31,
Life Insurance & Retirement Services
(in millions)	2007	2006

Revenues:
Foreign:
Japan and Other	$4,770	$4,264
Asia	4,491	4,460
Domestic:
Domestic Life Insurance	2,521	2,367
Domestic Retirement Services	1,900	1,759

Total Life Insurance & Retirement Services	$13,682	$12,850

Operating Income:
Foreign:
Japan and Other	$913	$978
Asia	371	708
Domestic:
Domestic Life Insurance	345	366
Domestic Retirement Services	652	578

Total Life Insurance & Retirement Services	$2,281	$2,630

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

2.	Segment Information (continued)
The following table summarizes AIG’s Financial Services operations by major internal reporting unit:

	Three Months
	Ended March 31,
Financial Services
(in millions)	2007	2006

Revenues:
Aircraft Leasing(a)	$1,058	$1,012
Capital Markets(b)(c)	228	(300)
Consumer Finance(d)(e)	883	925
Other, including intercompany adjustments	32	29

Total Financial Services	$2,201	$1,666

Operating income (loss):
Aircraft Leasing(a)	$164	$176
Capital Markets(b)(c)	68	(470)
Consumer Finance(d)(e)	36	176
Other, including intercompany adjustments	24	10

Total Financial Services	$292	$(108)

(a)	Revenues are primarily aircraft lease rentals from International Lease Finance Corporation (ILFC). Both revenues and operating income include the effect of hedging activities that did not qualify for hedge accounting treatment under FAS 133, including the related foreign exchange gains and losses. For the three months ended March 31, 2007 and 2006, the effect was $(37) million and $45 million, respectively. These amounts result primarily from interest rate and foreign currency derivatives that are effective economic hedges of borrowings.
(b)	Revenues, shown net of interest expense of $1.1 billion and $639 million in the first three months of 2007 and 2006, respectively, were primarily from hedged financial positions entered into in connection with counterparty transactions. Both revenues and operating income include the effect of hedging activities that did not qualify for hedge accounting treatment under FAS 133 or for which hedge accounting was not applied, including the related foreign exchange gains and losses. For the three months ended March 31, 2007 and 2006, the effect was $(85) million and $(678) million, respectively.

(c)	Certain transactions entered into by AIGFP generate tax credits and benefits which are included in income taxes in the consolidated statement of income. The amounts of such tax credits and benefits for the three months ended March 31, 2007 and 2006 were $17 million and $18 million, respectively.

(d)	Revenues are primarily finance charges. Both revenues and operating income include the effect of hedging activities that did not qualify for hedge accounting treatment under FAS 133, including the related foreign exchange gains and losses. For the three months ended March 31, 2007 and 2006, the effect was $(36) million and $3 million, respectively. These amounts result primarily from interest rate and foreign currency derivatives that are effective economic hedges of borrowings.

(e)	The three months ended March 31, 2007 includes a pre-tax charge of $128 million ($83 million after tax) in connection with domestic consumer finance’s mortgage banking activities.

3.	Shareholders’ Equity and Earnings Per Share (EPS)
Earnings Per Share
Basic EPS of AIG is calculated using the weighted average number of common shares outstanding. Diluted EPS is based on those shares used in basic EPS plus shares that would have been outstanding assuming issuance of common shares for all potentially dilutive common shares outstanding.
The following table presents the computation of basic and diluted EPS:

	Three Months
	Ended March 31,

(in millions, except per share data)	2007	2006

Numerator for basic earnings per share:
Income before cumulative effect of an accounting change	$4,130	$3,161
Cumulative effect of an accounting change, net of tax	–	34

Net income applicable to common stock for basic EPS	$4,130	$3,195
Interest on contingently convertible bonds, net of tax (a)	–	3

Net income applicable to common stock for diluted EPS	$4,130	$3,198
Cumulative effect of an accounting change, net of tax	–	(34)

Income before cumulative effect of an accounting change applicable to common stock for diluted EPS	$4,130	$3,164

Denominator for earnings per share:
Weighted-average shares outstanding used in the computation of EPS:
Common stock issued	2,751	2,751
Common stock in treasury	(150)	(154)
Deferred shares	11	8

Weighted-average shares outstanding – basic	2,612	2,605
Incremental shares from potential common stock:
Weighted-average number of shares arising from outstanding employee stock plans (treasury stock method) (b)	9	10
Contingently convertible bonds(a)	–	9

Weighted average shares outstanding – diluted(b)	2,621	2,624

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

3.	Shareholders’ Equity and Earnings Per Share (EPS) (continued)

	Three Months
	Ended March 31,

(in millions, except per share data)	2007	2006

Earnings per share:
Basic:
Income before cumulative effect of an accounting change	$1.58	$1.21
Cumulative effect of an accounting change, net of tax	–	0.01

Net income	$1.58	$1.22

Diluted:
Income before cumulative effect of an accounting change	$1.58	$1.21
Cumulative effect of an accounting change, net of tax	–	0.01

Net income	$1.58	$1.22

(a)	Assumes conversion of contingently convertible bonds due to the adoption of Emerging Issues Task Force Issue No. 04-8 “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share.”
(b)	Certain shares arising from employee stock plans were not included in the computation of diluted earnings per share where the exercise price of the options exceeded the average market price and would have been antidilutive. The number of shares excluded was 7 million for both the three months ended March 31, 2007 and 2006.
Shareholders’ Equity
     From time to time, AIG may buy shares of its common stock for general corporate purposes, including to satisfy its obligations under various employee benefit plans. At December 31, 2006, an additional 36,542,700 shares could be purchased under the then current authorization by AIG’s Board of Directors. In February 2007, AIG’s Board of Directors increased the repurchase program by authorizing the repurchase of shares with an aggregate purchase price of $8 billion. During March 2007, AIG made open market share repurchases and entered into a $3 billion structured share repurchase arrangement. A total of 2,470,499 shares were repurchased during March 2007. The portion of the payment advanced by AIG under the structured share repurchase arrangement that had not yet been utilized to repurchase shares at March 31, 2007, amounting to $2.85 billion, has been recorded as a component of shareholders’ equity under the caption Payments advanced to purchase shares. Purchases have continued since March 31, 2007, with an additional 6,643,052 shares purchased during April 2007, and purchases are anticipated to occur throughout 2007. All shares repurchased are recorded as treasury stock at cost.
     The quarterly dividend per common share, commencing with the dividend declared in May 2006 and paid on September 15, 2006, was $0.165.
The following table summarizes the changes in retained earnings:

	Three Months
	Ended March 31,

(in millions)	2007	2006

Retained earnings:
Balance at beginning of year	$84,996	$72,330
Cumulative effect of accounting changes, net of tax	(203)	308
Adjusted balance, beginning of year	84,793	72,638
Net income	4,130	3,195
Dividends to shareholders	(430)	(400)

Balance, end of period	$88,493	$75,433

4.	Benefits Provided by Starr
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
     In January 2006, C.V. Starr & Co., Inc. (Starr) completed its tender offer to purchase Starr interests from AIG employees. In conjunction with AIG’s adoption of FAS 123R, Starr is considered to be an “economic interest holder” in AIG. As a result, compensation expense of $54 million was included in the first three months of 2006 with respect to the Starr tender offer.
     Compensation expense with respect to the SICO Plans aggregated $10 million and $76 million for the first three months of 2007 and 2006, respectively. Compensation expense in 2006 included various out of period adjustments totaling $61 million, primarily relating to stock splits and other miscellaneous items for the SICO plans.

5.	Ownership
According to the Schedule 13D filed on March 20, 2007 by Starr, SICO, Edward E. Matthews, Maurice R. Greenberg, the Maurice R. and Corinne P. Greenberg Family Foundation, Inc., the Universal Foundation, Inc., the Maurice R. and Corinne P. Greenberg Joint Tenancy Company, LLC and the C.V. Starr & Co., Inc. Trust, these reporting persons could be deemed to beneficially own 354,987,261 shares of AIG’s common stock at that date. Based on the shares of AIG’s common stock outstanding as of April 30, 2007, this ownership would represent approximately 14 percent of the voting stock of AIG. Although these reporting persons have made filings under Section 16 of the Exchange Act, reporting sales of shares of common stock, no amendment to the Schedule 13D has been filed to report a change in ownership subsequent to March 20, 2007.

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
     Litigation Arising from Insurance Operations — Caremark. AIG and certain of its subsidiaries have been named defendants in two putative class actions in state court in Alabama that arise out of the 1999 settlement of class and derivative litigation involving Caremark Rx, Inc. (Caremark). The plaintiffs in the second-filed action have intervened in the first-filed action, and the second-filed action has been dismissed. An excess policy issued by a subsidiary of AIG with respect to the 1999 litigation was expressly stated to be without limit of liability. In the current actions, plaintiffs allege that the judge approving the 1999 settlement was misled as to the extent of available insurance coverage and would not have approved the settlement had he known of the existence and/or unlimited nature of the excess policy. They further allege that AIG, its subsidiaries, and Caremark are liable for fraud and suppression for misrepresenting and/or concealing the nature and extent of coverage. In their complaint, plaintiffs request compensatory damages for the 1999 class in the amount of $3.2 billion, plus punitive damages. AIG and its subsidiaries deny the allegations of fraud and suppression and have asserted, inter alia, that information concerning the excess policy was publicly disclosed months prior to the approval of the settlement. AIG and its subsidiaries further assert that the current claims are barred by the statute of limitations and that plaintiffs’ assertions that the statute was tolled cannot stand against the public disclosure of the excess coverage. Plaintiffs, in turn, have asserted that the disclosure was insufficient to inform them of the nature of the coverage and did not start the running of the statute of limitations. The trial court is currently considering, under standards mandated by the Alabama Supreme Court, whether a class action can be certified and whether the defendants in the case brought by the intervenors should be dismissed. AIG cannot reasonably estimate either the likelihood of its prevailing in these actions or the potential damages in the event liability is determined.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

6.	Commitments, Contingencies and Guarantees (continued)
     Litigation Arising from Insurance Operations — Gunderson. A subsidiary of AIG has been named as a defendant in a putative class action lawsuit in the 14th Judicial District Court for the State of Louisiana. The Gunderson complaint alleges failure to comply with certain provisions of the Louisiana Any Willing Provider Act (the Act) relating to discounts taken by defendants on bills submitted by Louisiana medical providers and hospitals that provided treatment or services to workers compensation claimants and seeks monetary penalties and injunctive relief. On July 20, 2006, the court denied defendants’ motion for summary judgment and granted plaintiffs’ partial motion for summary judgment, holding that the AIG subsidiary was a “group purchaser” and, therefore, potentially subject to liability under the Act. On November 28, 2006, the court issued an order certifying a class of providers and hospitals. In an unrelated action also arising under the Act, a Louisiana appellate court ruled that the district court lacked jurisdiction to adjudicate the claims at issue. In response, defendants in Gunderson filed an exception for lack of subject matter jurisdiction. On January 19, 2007, the court denied the motion, holding that it has jurisdiction over the putative class claims. The AIG subsidiary is appealing the class certification ruling and is seeking an appeal from the jurisdictional ruling. While AIG believes that it has meritorious defenses to plaintiffs’ claims, it cannot currently estimate the likelihood of prevailing in this action or reasonably estimate the likely damages, if any.
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
     As a result of these settlements, AIG made payments or placed amounts in escrow in 2006 totaling approximately $1.64 billion, $225 million of which represented fines and penalties. Amounts held in escrow totaling $380 million, including interest thereon, are included in other assets at March 31, 2007. At that date, approximately $317 million of the funds were escrowed for settlement of claims resulting from the underpayment by AIG of its residual market assessments for workers compensation. The National Workers Compensation Reinsurance Pool on behalf of its participant members and various states have communicated to AIG that they may assert claims with respect to the underpayment of such assessments. In addition, the National Association of Insurance Commissioners has formed a Settlement Review Working Group, which has commenced its own investigation into the underpayment of such assessments, directed by the State of Indiana. AIG cannot currently estimate whether the amount ultimately required to settle these claims will exceed the funds escrowed for this purpose.
     The remaining escrowed funds, which amounted to $63 million at March 31, 2007, are set aside for settlements with certain AIG policyholders specified in the settlements who claimed to have been harmed by AIG’s insurance brokerage practices. During the first three months of 2007, approximately $323 million was paid out from escrow in exchange for releasing AIG and its subsidiaries from any alleged liability relating to such brokerage practices. Any funds remaining at the end of the escrow period will be used to resolve claims asserted by policyholders relating to such insurance brokerage practices, including those described in Private Litigation below.
     In addition to the escrowed funds, $800 million was deposited into a fund under the supervision of the SEC as part of the settlements to be available to resolve claims asserted against AIG by investors including, the shareholder lawsuits described herein.
     At the current time, AIG cannot predict the outcome of the matters described above, or estimate any potential additional cost related to these matters.
     Also, as part of the settlements, AIG has agreed to retain, for a period of three years, an independent consultant who will conduct a review that will include, among other things, the adequacy of AIG’s internal control over financial reporting, the policies, procedures and effectiveness of AIG’s regulatory, compliance and legal functions and the remediation plan that AIG has implemented as a result of its own internal review.
Private Litigation
Securities Actions. Beginning in October 2004, a number of putative securities fraud class action suits were filed against AIG and consolidated as In re American International Group, Inc. Securities Litigation. Subsequently, a separate, though similar, securities fraud action was also brought against AIG by certain Florida pension funds. The lead plain-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

6.	Commitments, Contingencies and Guarantees (continued)
tiff in the class action is a group of public retirement systems and pension funds benefiting Ohio state employees, suing on behalf of themselves and all purchasers of AIG’s publicly traded securities between October 28, 1999 and April 1, 2005. The named defendants are AIG and a number of present and former AIG officers and directors, as well as Starr, SICO, General Reinsurance Corporation, and PricewaterhouseCoopers LLP (PwC), among others. The lead plaintiff alleges, among other things, that AIG: (1) concealed that it engaged in anti-competitive conduct through alleged payment of contingent commissions to brokers and participation in illegal bid-rigging; (2) concealed that it used “income smoothing” products and other techniques to inflate its earnings; (3) concealed that it marketed and sold “income smoothing” insurance products to other companies; and (4) misled investors about the scope of government investigations. In addition, the lead plaintiff alleges that AIG’s former Chief Executive Officer manipulated AIG’s stock price. The lead plaintiff asserts claims for violations of Sections 11 and 15 of the Securities Act, Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder, Section 20(a) of the Exchange Act, and Section 20A of the Exchange Act. In April 2006, the court denied the defendants’ motions to dismiss the second amended class action complaint and the Florida complaint. In December 2006, a third amended class action complaint was filed, which does not differ substantially from the prior complaint. Fact and class discovery is currently ongoing.
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
     Derivative Actions — Southern District of New York. Between October 25, 2004 and July 14, 2005, seven separate derivative actions were filed in the Southern District of New York, five of which were consolidated into a single action. The New York derivative complaint contains nearly the same types of allegations made in the securities fraud and ERISA actions described above. The named defendants include current and former officers and directors of AIG, as well as Marsh & McLennan Companies, Inc. (Marsh), SICO, Starr, ACE Limited and subsidiaries (ACE), General Reinsurance Corporation, PwC, and certain employees or officers of these entity defendants. Plaintiffs assert claims for breach of fiduciary duty, gross mismanagement, waste of corporate assets, unjust enrichment, insider selling, auditor breach of contract, auditor professional negligence and disgorgement from AIG’s former Chief Executive Officer and Chief Financial Officer of incentive-based compensation and AIG share proceeds under Section 304 of the Sarbanes-Oxley Act, among others. Plaintiffs seek, among other things, compensatory damages, corporate governance reforms, and a voiding of the election of certain AIG directors. AIG’s Board of Directors has appointed a special committee of independent directors (special committee) to review the matters asserted in the operative consolidated derivative complaint. The court has approved an agreement staying the derivative case pending in the Southern District of New York. The current stay extends until July 13, 2007.
     Derivative Actions — Delaware Chancery Court. From October 2004 to April 2005, AIG shareholders filed five derivative complaints in the Delaware Chancery Court. All of these derivative lawsuits have been consolidated into a single action. The amended consolidated complaint names 43 defendants (not including nominal defendant AIG) who, like the New York consolidated derivative litigation, are current and former officers and directors of AIG, as well as other entities and certain of their current and former employees and directors. The factual allegations, legal claims and relief sought in Delaware action are similar to those alleged in the New York derivative actions, except that plaintiffs in the Delaware derivative action assert claims only under state law. The court has approved an agreement that AIG be realigned as plaintiff. AIG has until June 13, 2007 to file an amended complaint, and the special committee has until June 13, 2007 to file a motion to terminate the litigation with respect to certain defendants.
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
was not capable of providing itself, and that the diversion of commissions to these entities was solely for the benefit of Starr’s owners. The complaint also alleged that the service fees and rental payments made to SICO and its subsidiaries were improper. Under the terms of a stipulation approved by the Court on February 16, 2006, the claims against the outside independent directors were dismissed with prejudice, while the claims against the other directors were dismissed without prejudice. On October 31, 2005, Messrs. Greenberg, Matthews and Smith, SICO and Starr filed motions to dismiss the amended complaint. In an opinion dated June 21, 2006, the Court denied defendants’ motion to dismiss, except with respect to plaintiff’s challenge to payments made to Starr before January 1, 2000. On July 21, 2006, plaintiff filed its second amended complaint, which alleges that, between January 1, 2000 and May 31, 2005, individual defendants breached their duty of loyalty by causing AIG to enter into contracts with Starr and SICO and breached their fiduciary duties by usurping AIG’s corporate opportunity. Starr is charged with aiding and abetting breaches of fiduciary duty and unjust enrichment for its acceptance of the fees. SICO is no longer named as a defendant. On April 20, 2007, the individual defendants and Starr filed a motion seeking leave of the Court to assert a cross-claim against AIG and a third-party complaint against PwC and the directors previously dismissed from the action, as well as certain other AIG officers and employees. Discovery is currently ongoing.
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
     On October 3, 2006, Judge Hochberg of the District of New Jersey reserved in part and denied in part motions filed by the insurer defendants and broker defendants to dismiss the multi-district litigation. The Court also ordered the plaintiffs in both actions to file supplemental statements of particularity to elaborate on the allegations in their complaints. Plaintiffs filed their supplemental statements on October 25, 2006, and the AIG defendants, along with other insurer and broker defendants in the two consolidated actions, filed renewed motions to dismiss on November 30, 2006. On February 16, 2007, the case was transferred to Judge Garrett E. Brown, Chief Judge of the District of New Jersey. On April 5, 2007, Chief Judge Brown granted the defendants’ renewed motions to dismiss the Commercial Complaint and Employee Benefits Complaint with respect to the antitrust and RICO claims. The claims were dismissed without prejudice and the plaintiffs were given 30 days, later extended to 45 days, to file amended complaints. On April 11, 2007, the Court stayed all proceedings, including all discovery, that are part of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

6.	Commitments, Contingencies and Guarantees (continued)
multi-district litigation until any renewed motions to dismiss the amended complaints are resolved.
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
Flight Equipment
At March 31, 2007, ILFC had committed to purchase 224 new aircraft deliverable from 2007 through 2015 at an estimated aggregate purchase price of $17.2 billion. ILFC will be required to find customers for any aircraft acquired, and it must arrange financing for portions of the purchase price of such equipment.
Other Commitments
On June 27, 2005, AIG entered into an agreement pursuant to which AIG agrees, subject to certain conditions, to make any payment that is not promptly paid with respect to the benefits accrued by certain employees of AIG and its subsidiaries under the SICO Plans (as discussed in Note 4 herein).

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
AIG and certain of its subsidiaries become parties to derivative financial instruments with market risk resulting from both dealer and end-user activities and to reduce currency, interest rate, equity and commodity exposures. These instruments are carried at their estimated fair values in the consolidated balance sheet. The vast majority of AIG’s derivative activity is transacted by AIG Financial Products Corp. and AIG Trading Group Inc. and their respective subsidiaries (collectively, AIGFP). See Note 19 of AIG’s 2006 Annual Report on Form 10-K.
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

7.	Employee Benefits
The following table presents the components of the net periodic benefit costs with respect to pensions and other postretirement benefits:

	Pensions			Postretirement

	Non-U.S.	U.S.		Non-U.S.	U.S.
(in millions)	Plans	Plans	Total	Plans	Plans	Total

Three Months Ended March 31, 2007
Components of net periodic benefit cost:
Service cost	$23	$30	$53	$1	$2	$3
Interest cost	12	45	57	1	4	5
Expected return on assets	(9)	(53)	(62)	–	–	–
Amortization of prior service cost	(2)	(1)	(3)	–	–	–
Amortization of net loss	2	9	11	–	–	–

Net periodic benefit cost	$26	$30	$56	$2	$6	$8

Three Months Ended March 31, 2006
Components of net periodic benefit cost:
Service cost	$19	$31	$50	$1	$1	$2
Interest cost	9	40	49	1	3	4
Expected return on assets	(7)	(48)	(55)	–	–	–
Amortization of prior service cost	(2)	(1)	(3)	–	(2)	(2)
Recognized actuarial loss	4	19	23	–	–	–

Net periodic benefit cost	$23	$41	$64	$2	$2	$4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

8.	Recent Accounting Standards
Accounting Changes
SOP 05-1
On September 19, 2005, the AICPA issued Statement of Position 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts” (SOP 05-1). SOP 05-1 provides guidance on accounting for internal replacements of insurance and investment contracts other than those specifically described in FAS 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments” (FAS 97). SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverage that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. Internal replacements that result in a substantially changed contract are accounted for as a termination.
     The provisions of SOP 05-1 became effective as of January 1, 2007. On the date of adoption, AIG recorded a cumulative effect reduction of $82 million, net of tax, to the opening balance of retained earnings to reflect changes in unamortized DAC, value of business acquired, deferred sales inducement assets, unearned revenue liabilities and future policy benefits for life and accident and health insurance contracts. This adjustment primarily reflects a shorter expected life related to certain group life and health insurance contracts and the effect on the gross profits of investment-oriented products related to previously anticipated future internal replacements. This cumulative effect adjustment affected only the Life Insurance & Retirement Services segment.
FIN 48
     On July 13, 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in income tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and additional disclosures. AIG adopted the provisions of FIN 48 on January 1, 2007. As a result of the adoption of FIN 48, AIG recognized a $71 million increase in the liability for unrecognized tax benefits, which was accounted for as a decrease to opening retained earnings as of January 1, 2007.
     As of the date of adoption and after recognizing the effect of the increase in the liability noted above, the total amount of AIG’s unrecognized tax benefit, excluding interest and penalties, is $1.138 billion. Included in this balance are $407 million of tax positions, the disallowance of which would not affect the annual effective income tax rate. Accordingly, the amount of unrecognized tax benefit that, if recognized, would favorably affect the effective tax rate is $731 million.
     Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. At January 1, 2007, AIG had accrued $176 million for the payment of interest (net of the federal benefit) and penalties. At March 31, 2007, there has been no material change in the amount of unrecognized tax benefits and related interest and penalties.
     Interest income related to potential tax benefits emanating from prior restatements has not been recognized because this amount is not currently estimable. In addition, certain tax benefits emanating from compensation deductions have not been recognized because of existing uncertainty with respect to the documentation supporting these tax benefits.
     AIG continually evaluates proposed adjustments by taxing authorities. At March 31, 2007, such proposed adjustments would not result in a material change to its consolidated financial condition. However, AIG believes that it is reasonably possible that the balance of the unrecognized tax benefits could decrease by $0 to $150 million by the end of 2007 due to settlements or expiration of statutes.
Listed below are the tax years that remain subject to examination by major tax jurisdiction:

Major Tax Jurisdictions	Open Tax Years

United States	1991-2006
Hong Kong	1997-2006
Malaysia	1999-2006
Singapore	1993-2006
Thailand	2001-2006
Taiwan	2000-2006
Japan	2000-2006
United Kingdom	2003-2006
France	2003-2006
Korea	2001-2006

FSP 13-2
     On July 13, 2006, the FASB issued FASB Staff Position (FSP) No. 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction” (FSP 13-2). FSP 13-2 addresses how a change or projected change in the timing of cash flows relating to income taxes generated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

8.	Recent Accounting Standards (continued)
by a leveraged lease transaction affects the accounting for the lease by the lessor, and directs that the tax assumptions be consistent with any FIN 48 uncertain tax position related to the lease. FSP 13-2 is effective for fiscal years beginning after December 15, 2006. Upon adoption, AIG recorded a $50 million decrease in the opening balance of retained earnings, net of tax, as of January 1, 2007 to reflect the cumulative effect of this change in accounting. The adoption of this guidance is not expected to have a material effect on the Company’s results of operations in 2007.
     As a result of the adoptions of SOP 05-1, FIN 48 and FSP 13-2, AIG recorded a total decrease to opening retained earnings of $203 million.
Future Application of Accounting Standards
FAS 157
     In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 is effective January 1, 2008. AIG is currently assessing the effect of implementing this guidance.
FAS 159
     In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (FAS 159). FAS 159 permits entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. Subsequent changes in fair value for designated items will be required to be reported in earnings in the current period. FAS 159 also establishes presentation and disclosure requirements for similar types of assets and liabilities measured at fair value. FAS 159 is effective January 1, 2008. AIG is currently assessing the effect of implementing this guidance, which depends on the nature and extent of items elected to be measured at fair value upon initial application of the standard on January 1, 2008.

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
American General Corporation:
Condensed Consolidating Balance Sheet

	American
	International
	Group, Inc.		Other		Consolidated
	(As Guarantor)	AGC	Subsidiaries	Eliminations	AIG
(in millions)

March 31, 2007
Assets:
Investments and financial services assets	$10,529	$–	$813,303	$(18,924)	$804,908
Cash	47	–	1,655	–	1,702
Carrying value of subsidiaries and partially owned companies, at equity	113,412	28,145	9,396	(149,774)	1,179
Other assets	4,693	2,669	186,519	(1,923)	191,958

Total assets	$128,681	$30,814	$1,010,873	$(170,621)	$999,747

Liabilities:
Insurance liabilities	$16	$–	$499,951	$(78)	$499,889
Debt	21,354	2,136	150,907	(17,186)	157,211
Other liabilities	4,256	3,239	235,176	(3,179)	239,492

Total liabilities	25,626	5,375	886,034	(20,443)	896,592

Preferred shareholders’ equity in subsidiary companies	–	–	100	–	100
Total shareholders’ equity	103,055	25,439	124,739	(150,178)	103,055

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$128,681	$30,814	$1,010,873	$(170,621)	$999,747

December 31, 2006
Assets:
Investments and financial services assets	$7,346	$–	$797,976	$(14,822)	$790,500
Cash	76	–	1,514	–	1,590
Carrying value of subsidiaries and partially owned companies, at equity	109,125	27,967	8,436	(144,427)	1,101
Other assets	3,989	2,622	181,561	(1,949)	186,223

Total assets	$120,536	$30,589	$989,487	$(161,198)	$979,414

Liabilities:
Insurance liabilities	$21	$–	$495,135	$(64)	$495,092
Debt	15,157	2,136	146,206	(14,820)	148,679
Other liabilities	3,681	3,508	228,068	(1,482)	233,775

Total liabilities	18,859	5,644	869,409	(16,366)	877,546

Preferred shareholders’ equity in subsidiary companies	–	–	191	–	191
Total shareholders’ equity	101,677	24,945	119,887	(144,832)	101,677

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$120,536	$30,589	$989,487	$(161,198)	$979,414

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

9.	Information Provided in Connection with Outstanding Debt (continued)
Condensed Consolidating Statement of Income

	American
	International
	Group, Inc.		Other		Consolidated
(in millions)	(As Guarantor)	AGC	Subsidiaries	Eliminations	AIG

Three Months Ended March 31, 2007
Operating income (loss)	$(261)	$(73)	$6,506	$–	$6,172
Equity in undistributed net income of consolidated subsidiaries	3,244	151	–	(3,395)	–
Dividend income from consolidated subsidiaries	1,286	440	–	(1,726)	–
Income taxes	139	8	1,579	–	1,726
Minority interest	–	–	(316)	–	(316)

Net income (loss)	$4,130	$510	$4,611	$(5,121)	$4,130

Three Months Ended March 31, 2006
Operating income (loss)	$(286)	$(38)	$5,117	$–	$4,793
Equity in undistributed net income of consolidated subsidiaries	3,260	359	–	(3,619)	–
Dividend income from consolidated subsidiaries	187	304	–	(491)	–
Income taxes (benefits)	–	(13)	1,448	–	1,435
Minority interest	–	–	(197)	–	(197)
Cumulative effect of an accounting change, net of tax	34	–	–	–	34

Net income (loss)	$3,195	$638	$3,472	$(4,110)	$3,195

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

9.	Information Provided in Connection with Outstanding Debt (continued)
Condensed Consolidating Statement of Cash Flow

	American
	International
	Group, Inc.		Other	Consolidated
(in millions)	(As Guarantor)	AGC	Subsidiaries	AIG

Three Months Ended March 31, 2007
Net cash provided by operating activities	$261	$48	$8,324	$8,633

Cash flows from investing:
Invested assets disposed	170	–	38,875	39,045
Invested assets acquired	(3,520)	–	(52,129)	(55,649)
Other	349	–	(608)	(259)

Net cash used in investing activities	(3,001)	–	(13,862)	(16,863)

Cash flows from financing activities:
Issuance of debt	6,831	–	17,353	24,184
Repayments of debt	(728)	–	(15,596)	(16,324)
Payments advanced to purchase shares	(3,000)	–	–	(3,000)
Cash dividends paid to shareholders	(430)	–	–	(430)
Other	38	(48)	3,932	3,922

Net cash provided by (used in) financing activities	2,711	(48)	5,689	8,352

Effect of exchange rate changes on cash	–	–	(10)	(10)

Change in cash	(29)	–	141	112
Cash at beginning of period	76	–	1,514	1,590

Cash at end of period	$47	$–	$1,655	$1,702

Three Months Ended March 31, 2006
Net cash (used in) provided by operating activities	$(956)	$45	$4,759	$3,848

Cash flows from investing:
Invested assets disposed	1,269	–	35,578	36,847
Invested assets acquired	–	–	(54,706)	(54,706)
Other	(2,283)	–	2,035	(248)

Net cash used in investing activities	(1,014)	–	(17,093)	(18,107)

Cash flows from financing activities:
Issuance of debt	2,407	–	14,792	17,199
Repayments of debt	(145)	(1)	(9,535)	(9,681)
Cash dividends paid to shareholders	(390)	–	–	(390)
Other	33	(44)	6,470	6,459

Net cash provided by (used in) financing activities	1,905	(45)	11,727	13,587

Effect of exchange rate changes on cash	–	–	23	23

Change in cash	(65)	–	(584)	(649)
Cash at beginning of period	190	–	1,707	1,897

Cash at end of period	$125	$–	$1,123	$1,248

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

9.	Information Provided in Connection with Outstanding Debt (continued)
(b) AIG Liquidity Corp. is a wholly owned subsidiary of AIG. AIG provides a full and unconditional guarantee of all obligations of AIG Liquidity Corp.
AIG Liquidity Corp.:
Condensed Consolidating Balance Sheet

	American
	International	AIG
	Group, Inc.	Liquidity		Other		Consolidated
(in millions)	(As Guarantor)	Corp.		Subsidiaries	Eliminations	AIG

March 31, 2007
Assets:
Investments and financial services assets	$10,529	$	*	$813,303	$(18,924)	$804,908
Cash	47		*	1,655	–	1,702
Carrying value of subsidiaries and partially owned companies, at equity	113,412		–	37,541	(149,774)	1,179
Other assets	4,693		*	189,188	(1,923)	191,958

Total assets	$128,681	$	*	$1,041,687	$(170,621)	$999,747

Liabilities:
Insurance liabilities	$16		$–	$499,951	$(78)	$499,889
Debt	21,354		*	153,043	(17,186)	157,211
Other liabilities	4,256		*	238,415	(3,179)	239,492

Total liabilities	25,626		*	891,409	(20,443)	896,592

Preferred shareholders’ equity in subsidiary companies	–		–	100	–	100
Total shareholders’ equity	103,055		*	150,178	(150,178)	103,055

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$128,681	$	*	$1,041,687	$(170,621)	$999,747

December 31, 2006:
Assets:
Investments and financial services assets	$7,346	$	*	$797,976	$(14,822)	$790,500
Cash	76		*	1,514	–	1,590
Carrying value of subsidiaries and partially owned companies, at equity	109,125		–	36,403	(144,427)	1,101
Other assets	3,989		*	184,183	(1,949)	186,223

Total assets	$120,536	$	*	$1,020,076	$(161,198)	$979,414

Liabilities:
Insurance liabilities	$21		$–	$495,135	$(64)	$495,092
Debt	15,157		*	148,342	(14,820)	148,679
Other liabilities	3,681		*	231,576	(1,482)	233,775

Total liabilities	18,859		*	875,053	(16,366)	877,546

Preferred shareholders’ equity in subsidiary companies	–		–	191	–	191
Total shareholders’ equity	101,677		*	144,832	(144,832)	101,677

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$120,536	$	*	$1,020,076	$(161,198)	$979,414

*	Amounts significantly less than $1 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

9.	Information Provided in Connection with Outstanding Debt (continued)
Condensed Consolidating Statement of Income

	American
	International	AIG
	Group, Inc.	Liquidity		Other		Consolidated
(in millions)	(As Guarantor)	Corp.		Subsidiaries	Eliminations	AIG

Three Months Ended March 31, 2007
Operating income (loss)	$(261)	$	*	$6,433	$–	$6,172
Equity in undistributed net income of consolidated subsidiaries	3,244		–	151	(3,395)	–
Dividend income from consolidated subsidiaries	1,286		–	440	(1,726)	–
Income taxes	139		*	1,587	–	1,726
Minority interest	–		–	(316)	–	(316)

Net income (loss)	$4,130	$	*	$5,121	$(5,121)	$4,130

Three Months Ended March 31, 2006
Operating income (loss)	$(286)	$	*	$5,079	$–	$4,793
Equity in undistributed net income of consolidated subsidiaries	3,260		–	359	(3,619)	–
Dividend income from consolidated subsidiaries	187		–	304	(491)	–
Income taxes	–		*	1,435	–	1,435
Minority interest	–		–	(197)	–	(197)
Cumulative effect of an accounting change, net of tax	34		–	–	–	34

Net income (loss)	$3,195	$	*	$4,110	$(4,110)	$3,195

*	Amounts significantly less than $1 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

9.	Information Provided in Connection with Outstanding Debt (continued)
Condensed Consolidating Statement of Cash Flow

	American
	International	AIG
	Group, Inc.	Liquidity	Other	Consolidated
(in millions)	(As Guarantor)	Corp.	Subsidiaries	AIG

Three Months Ended March 31, 2007
Net cash provided by operating activities	$261	$ *	$8,372	$8,633

Cash flows from investing:
Invested assets disposed	170	–	38,875	39,045
Invested assets acquired	(3,520)	–	(52,129)	(55,649)
Other	349	*	(608)	(259)

Net cash used in investing activities	(3,001)	*	(13,862)	(16,863)

Cash flows from financing activities:
Issuance of debt	6,831	–	17,353	24,184
Repayments of debt	(728)	–	(15,596)	(16,324)
Payments advanced to purchase shares	(3,000)	–	–	(3,000)
Cash dividends paid to shareholders	(430)	–	–	(430)
Other	38	*	3,884	3,922

Net cash provided by financing activities	2,711	*	5,641	8,352

Effect of exchange rate changes on cash	–	–	(10)	(10)

Change in cash	(29)	*	141	112
Cash at beginning of period	76	–	1,514	1,590

Cash at end of period	$47	$ *	$1,655	$1,702

Three Months Ended March 31, 2006
Net cash (used in) provided by operating activities	$(956)	$	*	$4,804	$3,848

Cash flows from investing:
Invested assets disposed	1,269		–	35,578	36,847
Invested assets acquired	–		–	(54,706)	(54,706)
Other	(2,283)		*	2,035	(248)

Net cash used in investing activities	(1,014)		*	(17,093)	(18,107)

Cash flows from financing activities:
Issuance of debt	2,407		–	14,792	17,199
Repayments of debt	(145)		–	(9,536)	(9,681)
Cash dividends paid to shareholders	(390)		–	–	(390)
Other	33		*	6,426	6,459

Net cash provided by financing activities	1,905		*	11,682	13,587

Effect of exchange rate changes on cash	–		–	23	23

Change in cash	(65)		*	(584)	(649)
Cash at beginning of period	190		–	1,707	1,897

Cash at end of period	$125	$	*	$1,123	$1,248

*	Amounts significantly less than $1 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

10.	Derivatives and Hedge Accounting
Derivatives, as defined in FAS 133, are financial arrangements among two or more parties with returns linked to or “derived” from some underlying equity, debt, commodity or other asset, liability, or foreign exchange rate or other index or the occurence of a specified payment event. Derivative payments may be based on interest rates, exchange rates, prices of certain securities, commodities, or financial or commodity indices or other variables. Collateral is required on certain transactions based on the creditworthiness of the counterparty.
     Unless subject to a scope exclusion, AIG carries all derivatives on the Consolidated Balance Sheet at fair value. The changes in fair value of the derivative transactions of AIGFP are presented as a component of AIG’s operating income. Gains or losses on derivative transactions for AIG other than those of AIGFP, and only the effective portion of those held as cash flow hedges, are presented in realized capital gains (losses). However, in certain instances, when significant inputs into model valuations are not supported by observable market data, income is not recognized at inception under EITF 02-03, and instead income is recognized over the life of the contract when those inputs become sufficiently observable.
     AIG also uses derivatives and other instruments as part of its financial risk management programs. AIG applies hedge accounting to certain derivative instruments used to hedge interest rate and foreign exchange risk arising from assets, liabilities, and forecasted transactions. These derivative financial instruments are included in Other assets or Other liabilities for derivative activities of AIG other than those of AIGFP, and in Unrealized gain or loss on swaps, options and forward transactions for those of AIGFP.
     AIG designates the derivative as: (i) a hedge of the changes in the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value” hedge); (ii) a hedge of a forecasted transaction, or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge); or (iii) a hedge of a net investment in a foreign operation (“net investment” hedge). Fair value and cash flow hedges may involve hedges of foreign currencies exposure (“foreign currency” hedge).
     The change in fair value of a derivative that qualifies under the requirements of FAS 133 as a fair value hedge is recorded in current period earnings, along with the gain or loss on the hedged item attributable to the risk being hedged. The effective portion of the change in the fair value of a derivative that qualifies under the requirements of FAS 133 as a cash flow hedge is recorded in Accumulated other comprehensive income (loss), until earnings are affected by the variability of cash flows in the hedged item. The effective portion of the change in the fair value of a derivative that qualifies under the requirements of FAS 133 as a net investment hedge is recorded in the foreign currency translation adjustments account reported within Accumulated other comprehensive income (loss). Changes in the fair value of the hedging instrument measured as ineffectiveness are reported in current period earnings. AIG had no hedges that were designated as net investment hedges at March 31, 2007.
     AIG performs and documents an initial prospective assessment of hedge effectiveness to demonstrate that the hedge is expected to be highly effective in future periods. Subsequently, on a regular basis, AIG performs a prospective hedge effectiveness assessment to demonstrate the continued expectation that the hedge will be highly effective in future periods and a retrospective hedge effectiveness assessment to demonstrate that the hedge was effective in the most recent period. AIG does not utilize the short cut method or equivalent methods for its ongoing assessment of hedge effectiveness.
     Upon the discontinuance of hedge accounting, the derivatives are carried on the Consolidated Balance Sheet at fair value, with changes in fair value recognized currently in earnings. The carrying value of the hedged recognized asset or liability under a fair value hedge is no longer adjusted for changes in its fair value due to the hedged risk, and the cumulative adjustment to its carrying value is amortized into income over the remaining life of the hedged item. Provided the hedged forecasted transaction is still probable of occurrence, the changes in fair value of derivatives recorded in Other comprehensive income (loss) related to discontinued cash flow hedges are released into the Consolidated Statement of Income when AIG’s earnings are affected by the variability in cash flows of the hedged item.
     Upon the discontinuance of hedge accounting because it is no longer probable that the forecasted transactions will occur by the end of the specified time period or the hedged item no longer meets the definition of a firm commitment, the derivatives continue to be carried on the Consolidated Balance Sheet at fair value, with changes in fair value recognized currently in earnings. Any asset or liability associated with a recognized firm commitment is derecognized from

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

10.	Derivatives and Hedge Accounting (continued)
the Consolidated Balance Sheet and recorded currently in earnings. Deferred gains and losses of a derivative recorded in Other comprehensive income (loss) pursuant to the cash flow hedge of a forecasted transaction are recognized immediately in earnings. AIG had no hedges for firm commitments or forecasted transactions at March 31, 2007.
     For the first three months of 2007, the preponderance of the derivative transactions that were designated for hedge accounting were at AIGFP. AIGFP designated interest rate swaps as fair value hedges of the benchmark interest rate risk on its interest bearing financial assets and liabilities, and in particular, on its fixed rate available for sale debt securities and fixed rate borrowings. AIGFP also designated its foreign currency forwards as hedging its foreign currency denominated available for sale debt securities for changes in spot foreign exchange rates. AIG designated interest rate swaps and cross currency swaps as either fair value or cash flow hedges of certain of the borrowings of AIG parent.
Fair Value Hedges
AIG designates and accounts for the following as fair value hedges when they have met the requirements of FAS 133: (i) interest rate swaps to hedge issued fixed rate debt against changes in fair value due to changes in the benchmark interest rate; (ii) foreign currency swaps to hedge issued foreign currency debt against changes in fair value due to changes in the benchmark interest rate and/ or spot foreign exchange rates; (iii) interest rate swaps to hedge fixed rate investments including available for sale debt securities against changes in fair value due to changes in the benchmark interest rate; and (iv) foreign currency forwards to hedge foreign currency investment securities classified as available for sale against changes in fair value due to changes in the spot foreign exchange rates.
     During the three months ended March 31, 2007, AIG recognized a net gain of $2 million in Other income related to the ineffective portion of its hedging instruments, and a net loss of $54 million in Other income related to the portion of the hedging instruments related to the passage of time excluded from the assessment of hedge ineffectiveness. The amount recognized in Realized gains and losses for hedge ineffectiveness and the change in the hedging instrument’s forward points excluded from the assessment of hedge ineffectiveness during the three months ended March 31, 2007 were each less than $1 million.
Cash Flow Hedges
AIG designates and accounts for the following as cash flow hedges, when they have met the requirements of FAS 133: (i) interest rate swaps to hedge issued floating rate debt against changes in its cash flows attributable to changes in the benchmark interest rate; (ii) foreign currency swaps to hedge issued foreign currency fixed rate debt against changes in its cash flows attributable to changes in the forward foreign exchange rates; and (iii) foreign currency swaps to hedge issued foreign currency floating rate debt against changes in its cash flows attributable to changes in the benchmark interest rate and spot foreign exchange rates.
     The portion of the gain or loss in the fair value of a derivative instrument in a cash flow hedge that represents hedge ineffectiveness is recognized immediately in current period earnings. The amounts recognized during the three months ended March 31, 2007 were less than $1 million. There were no amounts recognized in 2006. All components of each derivative’s gain or loss were included in the assessment of hedge ineffectiveness.
     At March 31, 2007, $2 million of the deferred net gain (loss) on derivative instruments in Accumulated other comprehensive income (loss) is expected to be reclassified to earnings during the 12 months ending March 31, 2008. For the first three months ended March 31, 2007, there were no instances in which AIG reclassified amounts from Other comprehensive income to earnings as a result of a discontinuance of a cash flow hedge because it was probable the original forecasted transaction would not occur at the end of the specified time period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

11.	Cash Flows
As part of its remediation activities during 2006, AIG determined that certain non-cash activities and adjustments, including the effects of changes in foreign exchange translation on assets and liabilities, previously were misclassified within the operating, investing and financing sections of the Consolidated Statement of Cash flows. The more significant line items revised include the change in General and life insurance reserves and DAC within operating activities; Purchases of fixed maturity securities within investing activities; and Proceeds from notes, bonds, loans and mortgages payable, and hybrid financial instrument liabilities within financing activities. After evaluating the effect of these items during the third quarter of 2006, AIG revised the previous periods presented in its September 30, 2006 consolidated financial statements included in that quarter’s Form 10-Q to conform to the 2006 presentation.
     Subsequent to that revision, additional revisions were made, primarily relating to certain elements of realized capital gains and the effect of reclassifying certain policyholders’ account balances from Other policyholder funds to Policyholders’ contract deposits.
The effect of these revisions on the Consolidated Statement of Cash flows for the three months ended March 31, 2006 is presented below:

	Originally	Revisions	As Revised
	Reported	Third Quarter	Third Quarter	Additional
	March 31, 2006	2006	2006	Revisions	As Revised
(in millions)

For the three months ended March 31, 2006
Cash flows from operating activities	$3,066	$1,076	$4,142	$(294)	$3,848

Cash flows from investing activities	(19,937)	1,724	(18,213)	106	(18,107)

Cash flows from financing activities	15,672	(2,273)	13,399	188	13,587

Effect of exchange rate changes on cash	550	(527)	23	—	23

American International Group, Inc. and Subsidiaries

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide the reader a narrative with respect to AIG’s operations, financial condition and liquidity and certain other significant matters.
Cautionary Statement Regarding Projections and Other Information About Future Events
This Quarterly Report on Form 10-Q and other publicly available documents may include, and AIG’s officers and representatives may from time to time make, projections concerning financial information and statements concerning future economic performance and events, plans and objectives relating to management, operations, products and services, and assumptions underlying these projections and statements. These projections and statements are not historical facts but instead represent only AIG’s belief regarding future events, many of which, by their nature, are inherently uncertain and outside AIG’s control. These projections and statements may address, among other things, the status and potential future outcome of the current regulatory and civil proceedings against AIG and their potential effect on AIG’s businesses, financial position, results of operations, cash flows and liquidity, the effect of credit rating changes on AIG’s businesses and competitive position, the unwinding and resolving of various relationships between AIG and SICO and AIG’s strategy for growth, product development, market position, financial results and reserves. It is possible that AIG’s actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these projections and statements. Factors that could cause AIG’s actual results to differ, possibly materially, from those in the specific projections and statements are discussed throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Item 1A. Risk Factors of AIG’s Annual Report on Form 10-K for the year ended December 31, 2006 (2006 Annual Report on Form 10-K). AIG is not under any obligation (and expressly disclaims any such obligations) to update or alter any projection or other statement, whether written or oral, that may be made from time to time, whether as a result of new information, future events or otherwise.

American International Group, Inc. and Subsidiaries
In addition to reviewing AIG’s results for the first three months of 2007, this Management’s Discussion and Analysis supplements and updates the information and discussion included in the 2006 Annual Report on Form 10-K. Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, AIG presents its operations in the way it believes will be most meaningful. Statutory loss ratios and combined ratios are presented in accordance with accounting principles prescribed by insurance regulatory authorities because these are standard measures of performance filed with insurance regulatory authorities and used for analysis in the insurance industry and thus allow more meaningful comparisons with AIG’s insurance competitors. AIG has also incorporated into this discussion cross-references to additional information included in this Quarterly Report on Form 10-Q and in its 2006 Annual Report on Form 10-K to assist readers seeking related information on a particular subject.
Overview of Operations
and Business Results
AIG identifies its reportable segments by product or service line, consistent with its management structure. AIG’s segments are General Insurance, Life Insurance & Retirement Services, Financial Services and Asset Management. AIG’s operations in 2007 and 2006 were conducted by its subsidiaries through these segments. Through these segments, AIG provides insurance, financial and investment products and services to both businesses and individuals in more than 130 countries and jurisdictions. This geographic, product and service diversification is one of AIG’s major strengths and sets it apart from its competitors. AIG’s Other category consists of items not allocated to AIG’s operating segments.
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
Outlook
The commercial property and casualty insurance industry has historically experienced cycles of price erosion followed by rate strengthening as a result of catastrophes or other significant losses that affect the overall capacity of the industry to provide coverage. Despite industry price erosion in commercial lines, AIG expects to continue to identify profitable opportunities and build attractive new general insurance businesses as a result of AIG’s broad product line and extensive distribution networks in the U.S. and abroad. Workers compensation remains under considerable pricing pressure, as statutory rates continue to decline. Rates for excess casualty, D&O and certain other lines of insurance also continue to decline due to competitive pressures. There can be no assurance that price erosion will not become more widespread or that AIG’s profitability will not deteriorate from current levels in major commercial lines; however, AIG seeks to mitigate this risk by constantly seeking out profitable opportunities across its diverse product lines and distribution networks.
     In Japan, the National Tax Authority in cooperation with the Life Insurance Association of Japan is reviewing the tax treatment for increasing term life insurance, which may affect the amount of premiums that qualify as tax deductions for business owners. As a result of this review, AIG’s life insurance companies in Japan suspended the sale of increasing term life insurance and other corporate tax products from early April 2007. This action will have an adverse effect on life insurance sales. AIG companies in Japan have taken several measures aimed at increasing sales of other products in the Japanese market, especially sales of U.S. dollar life insurance products.
     In March 2007, the U.S. Treasury Department published proposed new regulations that, if adopted in their current form, would limit the ability of U.S. taxpayers to claim foreign tax credits in certain circumstances under the Internal Revenue Code. Should the proposed regulations be adopted in their current form, they would limit AIG’s ability to claim foreign tax credits in connection with certain structured transactions entered into by AIGFP, resulting in a material adverse effect on AIGFP’s operating results.
     The operating results of AIG’s consumer finance operations in the United States may be affected by further deterioration in the credit quality of loans originated to non-prime borrowers, the evolving changes in the regulatory environment and a slower residential housing market.
     See also Management’s Discussion and Analysis of Financial Condition and Results of Operations — Outlook in the 2006 Annual Report on Form 10-K.

American International Group, Inc. and Subsidiaries
Consolidated Results
The following table summarizes AIG’s consolidated revenues, income before income taxes, minority interest and cumulative effect of an accounting change and net income:

	Three Months
	Ended March 31,		Percentage
			Increase/
(in millions)	2007	2006	(Decrease)

Total revenues	$30,645	$27,278	12%

Income before income taxes, minority interest and cumulative effect of an accounting change	6,172	4,793	29

Net income	$4,130	$3,195	29%

     Revenues for the first three months of 2007 increased from the same period of 2006 as revenues grew in each of AIG’s operating segments.
     AIG’s income before income taxes, minority interest and cumulative effect of an accounting change increased in the first three months of 2007 compared to the same period of 2006 as growth in the General Insurance, Financial Services and Asset Management segments were partially offset by a decline in the Life Insurance & Retirement Services segment. Financial Services results reflect the reinstitution of hedge accounting in the Capital Markets operation.
     During the first quarter of 2007, AIG recorded certain out of period adjustments. These adjustments collectively decreased pre-tax operating income by $192 million and net income by $254 million. The adjustments are comprised principally of a $129 million increase to tax expense related to the remediation of the material weakness in controls over income tax accounting, and $130 million in pre-tax charges and write-offs related to other remediation activities ($97 million after tax).
     The effective tax rate decreased from 29.9 percent for the first three months of 2006 to 28.0 percent for the first three months of 2007, primarily due to the recognition of $175 million of tax benefits associated with the SICO Plans for which the compensation expense had been recognized in prior years.
     Results for the first three months of 2006 were negatively affected by the compensation expense relating to the Starr tender offer ($54 million before and after tax) and an additional allowance for losses in AIG Credit Card Company (Taiwan) ($88 million before tax and $57 million after tax). Results in the first three months of 2006 were also negatively affected by certain out of period adjustments of $61 million (before and after tax) of expenses related to the SICO Plans, $59 million ($38 million after tax) of expenses related to deferred advertising costs in General Insurance, a decrease of $300 million ($145 million after tax) in revenues related to the remediation of the 2006 material weakness in accounting for certain derivative transactions under FAS 133, and a $126 million of income tax expense as part of the ongoing remediation of the material weakness in controls over income tax accounting.
Segment Results
The following table summarizes the operations of each principal segment. (See also Note 2 of Notes to Consolidated Financial Statements.)

	Three Months
	Ended March 31,		Percentage
			Increase/
(in millions)	2007	2006	(Decrease)

Revenues(a):
General Insurance(b)	$12,903	$11,656	11%
Life Insurance & Retirement Services(c)	13,682	12,850	6
Financial Services(d)(e)	2,201	1,666	32
Asset Management(f)	1,908	1,139	68
Other	102	90	13
Consolidation and eliminations	(151)	(123)	–

Consolidated	$30,645	$27,278	12%

Operating income (loss)(a)(g):
General Insurance	$3,096	$2,331	33%
Life Insurance & Retirement Services	2,281	2,630	(13)
Financial Services(e)	292	(108)	–
Asset Management	994	449	121
Other	(499)	(509)	–
Consolidation and eliminations	8	–	–

Consolidated	$6,172	$4,793	29%

(a)	Includes the effect of hedging activities that did not qualify for hedge accounting treatment under FAS 133 or for which hedge accounting was not applied, including the related foreign exchange gains and losses. For the first three months of 2007 and 2006, respectively, the effect was $(452) million and $(212) million in revenues and operating income. These amounts result primarily from interest rate and foreign currency derivatives that are hedging investments and borrowings.
(b)	Represents the sum of General Insurance net premiums earned, net investment income and realized capital gains (losses).
(c)	Represents the sum of Life Insurance & Retirement Services premiums and other considerations, net investment income and realized capital gains (losses). Included in realized capital gains (losses) and operating income is the effect of hedging activities that did not qualify for hedge accounting treatment under

American International Group, Inc. and Subsidiaries

FAS 133 which were $(123) million and $352 million for the first three months of 2007 and 2006, respectively, and the application of FAS 52, which were $123 million and $4 million for the first three months of 2007 and 2006, respectively.
(d)	Represents interest, lease and finance charges.
(e)	Includes the effect of hedging activities that did not qualify for hedge accounting treatment under FAS 133 or for which hedge accounting was not applied, including the related foreign exchange gains and losses. For the three months ended March 31, 2007 and 2006, respectively, the effect was $(160) million, and $(619) million in both revenues and operating income. These amounts result primarily from interest rate and foreign currency derivatives that are effective economic hedges of investments and borrowings. In the first quarter of 2007, AIG began applying hedge accounting for certain transactions, primarily in its Capital Markets operations.
(f)	Represents net investment income with respect to spread-based products and management and advisory fees.
(g)	Represents income before income taxes, minority interest and cumulative effect of an accounting change.
General Insurance
AIG’s General Insurance operations provide property and casualty products and services throughout the world. The increase in General Insurance operating income in the first three months of 2007 compared to the same period of 2006 was primarily attributable to improved underwriting results for DBG and higher net investment income.
Life Insurance & Retirement Services
AIG’s Life Insurance & Retirement Services operations provide insurance, financial and investment products throughout the world. Foreign operations provided approximately 56 percent and 64 percent of AIG’s Life Insurance & Retirement Services operating income for the first three months of 2007 and 2006, respectively. This decline resulted principally from realized capital losses in the first three months of 2007.
     Life Insurance & Retirement Services total revenues increased in the first three months of 2007 compared to the same period of 2006, reflecting growth in premiums and net investment income partially offset by decreased realized capital gains (losses). Operating income decreased in the first three months of 2007 compared to the same period of 2006 due to realized capital gains (losses). Realized capital losses included in revenues and operating income were $256 million in the first three months of 2007 compared to realized capital gains of $216 million in the same period of 2006. Foreign Life operations’ results for 2007 also included an out of period charge of $50 million related to balance sheet reconciliation remediation, a $37 million charge for additional claim expense resulting from a continuing industry-wide regulatory review of claims in Japan and a $10 million charge related to the adoption of SOP 05-1. Domestic Life Insurance operating income declined from the prior year primarily due to a $22 million charge related to the adoption of SOP 05-1 along with lower realized capital gains. Domestic Retirement Services operating results increased in the first three months of 2007 compared to the same period of 2006 due to higher premiums and other considerations along with lower realized capital losses.
Financial Services
AIG’s Financial Services subsidiaries engage in diversified activities including aircraft and equipment leasing, capital markets, consumer finance and insurance premium finance.
     Financial Services operating income increased in the first three months of 2007 compared to the same period of 2006 primarily due to differences in the accounting treatment for hedging activities. In the first three months of 2007, AIGFP applied hedge accounting to certain of its interest rate swaps and foreign currency forward contracts hedging its investments and borrowings. As a result, AIGFP was able to recognize in earnings the change in the fair value on the hedged items attributable to the hedged risks offsetting the gains and losses on the derivatives designated as hedges. In 2006, AIGFP did not apply hedge accounting under FAS 133 to any of its derivatives or related assets and liabilities.
     In the first three months of 2007, the domestic consumer finance operations recorded a pre-tax charge of $128 million in connection with its mortgage banking activities.
Asset Management
AIG’s Asset Management operations include institutional and retail asset management, broker-dealer services and institutional spread-based investment businesses. The Matched Investment Program (MIP) has replaced the GIC program as AIG’s principal institutional spread-based investment activity.
     Asset Management operating income increased in the first three months of 2007 compared to the same period of 2006 due primarily to growth in the Spread-Based Investment and Institutional Asset Management businesses. Other revenues and operating income for Asset Management also increased from a year ago due to higher income from partnerships. Gains and losses arising from the consolidation of certain partnerships, private equity investments and real estate funds are included in operating income, but are offset in minority interest expense, which is not a component of operating income.
Capital Resources
In March 2007, AIG issued $3.7 billion of junior subordinated debentures in three series of securities. The proceeds from the sales are being used to repurchase shares of AIG’s common stock.
     At March 31, 2007, AIG had total consolidated shareholders’ equity of $103.1 billion and total consolidated borrowings of $157.2 billion. At that date, $140.3 billion of such borrowings were not guaranteed by AIG, were matched borrowings by AIG Parent or AIGFP, or represented junior subordinated debt or liabilities connected to trust preferred stock.

American International Group, Inc. and Subsidiaries
     In February 2007, AIG’s Board of Directors increased its share repurchase program by authorizing the repurchase of shares with an aggregate purchase price of $8 billion. Share repurchases during 2007 are described under Capital Resources and Liquidity — Share Repurchases and in Item 2. of Part II of this Quarterly Report on Form 10-Q.
Liquidity
AIG manages liquidity at both the subsidiary and parent company levels. At March 31, 2007, AIG’s consolidated invested assets, primarily held by its subsidiaries, included $27.6 billion in cash and short-term investments. Consolidated net cash provided from operating activities in the first three months of 2007 amounted to $8.6 billion. Management believes that AIG’s liquid assets, cash provided by operations and access to the capital markets will enable it to meet its anticipated cash requirements, including the funding of increased dividends under AIG’s new dividend policy and repurchases of common stock.
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
Reserves for Losses and Loss Expenses
(General Insurance):

•	Loss trend factors: used to establish expected loss ratios for subsequent accident years based on premium rate adequacy and the projected loss ratio with respect to prior accident years.
•	Expected loss ratios for the latest accident year: in this case, accident year 2006 for the year-end 2006 loss reserve analysis. For low-frequency, high-severity classes such as excess casualty, expected loss ratios generally are utilized for at least the three most recent accident years.
•	Loss development factors: used to project the reported losses for each accident year to an ultimate amount.
•	Reinsurance recoverable on unpaid losses: the expected recoveries from reinsurers on losses that have not yet been reported and/or settled.
Future Policy Benefits for Life and Accident and Health Contracts (Life Insurance & Retirement Services):

•	Interest rates: which vary by geographical region, year of issuance and products.
•	Mortality, morbidity and surrender rates: based upon actual experience by geographical region modified to allow for variation in policy form, risk classification and distribution channel.
Estimated Gross Profits (Life Insurance & Retirement Services):

•	Estimated gross profits: to be realized over the estimated duration of the contracts (investment-oriented products) affect the carrying value of DAC, unearned revenue liability and associated amortization patterns under FAS 97 and Sales Inducement Assets under Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (SOP 03-1). Estimated gross profits include investment income and gains and losses on investments less required interest, actual mortality and other expenses.
Deferred Policy Acquisition Costs (Life Insurance & Retirement Services):

•	Recoverability: based on current and future expected profitability, which is affected by interest rates, foreign exchange rates, mortality experience, and policy persistency.
Deferred Policy Acquisition Costs (General Insurance):

•	Recoverability and eligibility: based upon the current terms and profitability of the underlying insurance contracts.
Fair Value Determinations Of Certain Assets And Liabilities (Financial Services):

•	Valuation models: utilizing factors, such as market liquidity and current interest, foreign exchange and volatility rates.
•	Market price data: AIG attempts to secure reliable and independent current market price data, such as published exchange rates from external subscription services such as Bloomberg or Reuters or third-party broker quotes for use in its models. When such data is not available, AIG uses an internal methodology, which includes interpolation and extrapolation from verifiable recent prices.

American International Group, Inc. and Subsidiaries
Other-Than-Temporary Declines In The Value Of Investments:
A security is considered a candidate for other-than-temporary impairment if it meets any of the following criteria:

•	Trading at a significant (25 percent or more) discount to par or amortized cost (if lower) for an extended period of time (nine months or longer);
•	The occurrence of a discrete credit event resulting in the debtor defaulting or seeking bankruptcy or insolvency protection or voluntary reorganization; or
•	The probability of non-realization of a full recovery on its investment, irrespective of the occurrence of one of the foregoing events.
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
Operating Review
General Insurance Operations
AIG’s General Insurance subsidiaries are multiple line companies writing substantially all lines of property and casualty insurance and various personal lines both domestically and abroad.
     Domestic General Insurance operations are comprised of DBG, Reinsurance, Personal Lines and Mortgage Guaranty businesses.
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
     AIG’s Personal Lines operations provide automobile insurance through AIG Direct, a mass marketing operation, the Agency Auto Division and 21st Century, as well as a broad range of coverages for high net-worth individuals through the AIG Private Client Group.
     The main business of the UGC subsidiaries is the issuance of residential mortgage guaranty insurance on conventional first lien mortgages for the purchase or refinance of one to four family residences. UGC subsidiaries also write second-lien and private student loan guaranty insurance.
     AIG’s Foreign General Insurance group accepts risks primarily underwritten through American International Underwriters (AIU), a marketing unit consisting of wholly owned agencies and insurance companies. The Foreign General Insurance group also includes business written by AIG’s foreign-based insurance subsidiaries.

American International Group, Inc. and Subsidiaries
General Insurance Results
General Insurance operating income is comprised of statutory underwriting results, changes in DAC, net investment income and realized capital gains and losses. Operating income, as well as net premiums written, net premiums earned, net investment income and realized capital gains (losses) and statutory ratios were as follows:
________________________________________________________________________________

	Three Months
	Ended March 31,		Percentage
			Increase/
(in millions, except ratios)	2007	2006	(Decrease)

Net premiums written:
Domestic General
DBG	$6,009	$5,860	3%
Transatlantic	984	914	8
Personal Lines	1,229	1,198	3
Mortgage Guaranty	266	197	35
Foreign General(a)	3,618	3,086	17

Total	$12,106	$11,255	8%

Net premiums earned:
Domestic General
DBG	$5,981	$5,769	4%
Transatlantic	965	908	6
Personal Lines	1,155	1,159	–
Mortgage Guaranty	210	166	27
Foreign General(a)	2,908	2,468	18

Total	$11,219	$10,470	7%

Net investment income:
Domestic General
DBG	$1,033	$745	39%
Transatlantic	116	102	14
Personal Lines	57	57	–
Mortgage Guaranty	37	32	16
Foreign General	319	182	75
Reclassifications and Eliminations	1	–	–

Total	$1,563	$1,118	40%

Realized capital gains (losses)	$121	$68	78%

Operating Income(b):
Domestic General
DBG	$1,929	$1,305	48%
Transatlantic	151	141	7
Personal Lines	106	101	5
Mortgage Guaranty	8	109	(93)
Foreign General(c)	909	673	35
Reclassifications and Eliminations	(7)	2	–

Total	$3,096	$2,331	33%

Statutory underwriting profit (loss)(b)(e):
Domestic General
DBG	$784	$484	62%
Transatlantic	16	30	(47)
Personal Lines	33	40	(18)
Mortgage Guaranty	(42)	70	–
Foreign General(c)	402	333	21

Total	$1,193	$957	25%

Domestic General(b):
Loss Ratio	68.9	71.5
Expense Ratio	21.1	20.3

Combined Ratio	90.0	91.8

Foreign General(b):
Loss Ratio(a)	50.6	50.7
Expense Ratio(c)(d)	28.6	28.6

Combined ratio	79.2	79.3

Consolidated(c):
Loss Ratio	64.2	66.7
Expense Ratio	23.3	22.5

Combined Ratio	87.5	89.2

(a)	Income statement accounts expressed in non-functional currencies are translated into U.S. dollars using average exchange rates.
(b)	Includes additional losses incurred and net reinstatement premiums related to prior year catastrophes of $35 million and $99 million in the first three months of 2007 and 2006, respectively.

(c)	Includes the results of wholly owned Foreign General agencies.

(d)	Includes amortization of advertising costs.

American International Group, Inc. and Subsidiaries

(e)	Statutory underwriting profit (loss) is a measure that U.S. domiciled insurance companies are required to report to their regulatory authorities. The following table reconciles statutory underwriting profit (loss) to operating income for General Insurance:
________________________________________________________________________________

	Domestic
	Brokerage		Personal	Mortgage	Foreign	Reclassifications
(in millions)	Group	Transatlantic	Lines	Guaranty	General	and Eliminations	Total

Three Months Ended March 31, 2007:
Statutory underwriting profit (loss)	$784	$16	$33	$(42)	$402	$–	$1,193
Increase (decrease) in DAC	35	4	15	12	153	–	219
Net investment income	1,033	116	57	37	319	1	1,563
Realized capital gains (losses)	77	15	1	1	35	(8)	121

Operating income (loss)	$1,929	$151	$106	$8	$909	$(7)	$3,096

Three Months Ended March 31, 2006:
Statutory underwriting profit (loss)	$484	$30	$40	$70	$333	$–	$957
Increase (decrease) in DAC	29	3	5	7	144	–	188
Net investment income	745	102	57	32	182	–	1,118
Realized capital gains (losses)	47	6	(1)	–	14	2	68

Operating income (loss)	$1,305	$141	$101	$109	$673	$2	$2,331

AIG transacts business in most major foreign currencies. The following table summarizes the effect of changes in foreign currency exchange rates on the growth of General Insurance net premiums written:
________________________________________________________________________________

	Three Months
	Ended March 31,

	2007	2006

Growth in original currency*	6.2%	6.0%
Foreign exchange effect	1.4	(1.7)

Growth as reported in U.S. dollars	7.6%	4.3%

*	Computed using a constant exchange rate throughout each period.
General Insurance operating income increased in the first three months of 2007 compared to the same period of 2006 due to growth in net premiums, a reduction in incurred losses and growth in net investment income. The combined ratio improved to 87.5, a reduction of 1.7 points from 2006, including an improvement in the loss ratio of 2.5 points. Prior year development reduced incurred losses by $131 million in the first three months of 2007, compared to an increase of $35 million in the first three months of 2006, representing 1.5 points of the overall reduction. The loss ratio for accident year 2007 recorded in the first quarter of 2007 was 1.0 point lower than the loss ratio recorded in the first quarter of 2006 for accident year 2006, despite an increase in Mortgage Guaranty losses in the 2007 period. The downward cycle in the U.S. housing market is not expected to improve until residential inventories return to a more normal level, and AIG expects that this downward cycle will continue to adversely affect UGC’s loss ratios for the foreseeable future. Domestic General net premiums written increased as submission activity increased due to the strength of AIG’s capacity, commitment during challenging market conditions and diverse product offerings. Foreign General also contributed to the increase in net premiums written, reflecting growth from both established and new distribution channels.
     General Insurance net investment income increased in the first three months of 2007 to $1.6 billion. Interest and dividend income increased $195 million for the first three months of 2007 compared to the same period of 2006 as fixed maturities and equity securities increased by $13.9 billion and the yield remained consistent at 4.6 percent. Income from partnership investments increased $182 million for the first three months of 2007 compared to the year ago period, primarily due to improved returns on underlying investments and higher levels of invested assets, which increased by $900 million. See also Capital Resources and Liquidity — Liquidity and Invested Assets herein.
     In order to better align financial reporting with the manner in which AIG’s chief operating decision makers have managed their businesses, for the three months ended March 31, 2007, the foreign aviation business, which was historically reported in DBG, is now being reported as part of Foreign General and the oil rig and marine businesses, which were historically reported in Foreign General, are now being reported as part of DBG. Prior period amounts have been revised to conform to the current presentation.
DBG Results
DBG’s operating income increased in the first three months of 2007 compared to the first three months of 2006. The improvement is also reflected in the combined ratio, which declined 4.6 points in the first three months of 2007 compared to the first three months of 2006 primarily due to an improvement in the loss ratio of 5.3 points. The loss ratio for accident year 2007 recorded in the first quarter of 2007 was

American International Group, Inc. and Subsidiaries
2.5 points lower than the loss ratio recorded in the first quarter of 2006 for accident year 2006. Prior year development reduced incurred losses by $87 million in the first three months of 2007 compared to an increase of $74 million in the first three months of 2006, accounting for 2.7 points of the improvement.
     DBG’s net premiums written increased 3 percent in the first three months of 2007 compared to the same period of 2006 due to the strength of AIG’s capacity, commitment during challenging market conditions, diverse product offerings and the acquisition of TravelGuard, which markets accident and health products. Ceded premiums as a percentage of gross written premiums increased to 24 percent in the first three months of 2007 compared to 22 percent in the first three months of 2006, primarily due to additional reinsurance for property risks to manage catastrophe exposures.
     DBG’s expense ratio increased to 19.2 in the first three months of 2007 compared to 18.5 in the same period of 2006, primarily due to changes in the mix of business towards products with lower loss ratios and higher expense ratios.
     DBG’s net investment income increased in the first three months of 2007 compared to the same period of 2006, as interest income increased $120 million on growth in the bond portfolio resulting from investment of operating cash flows and capital contributions. Income from partnership investments increased $155 million in the first three months of 2007 compared to the same period of 2006, primarily due to improved returns on the underlying investments.
Transatlantic Results
Transatlantic’s net premiums written and net premiums earned increased in the first three months of 2007 compared to the same period of 2006 due primarily to increased writings in domestic operations. Underwriting results were adversely affected by European windstorm losses, only partially offset by lower adverse development for the first three months of 2007 compared to the same period in 2006, resulting in an overall decline in statutory underwriting profit for the 2007 period. Operating income, however, increased in the first three months of 2007 compared to the same period of 2006 as increased net investment income and realized capital gains more than offset the decline in underwriting results.
Personal Lines Results
The modest increase in Personal Lines operating income in the first three months of 2007 compared to the same period of 2006 reflects a reduction in the loss ratio of 1.6 points. Favorable development of prior accident years reduced incurred losses by $29 million in the first three months of 2007 compared to a decrease of $19 million in the same period of 2006, accounting for 0.9 points of the decrease in the loss ratio. The loss ratio for the first three months of 2007 also improved 0.7 points compared to the same period in 2006, primarily due to favorable loss trends and growth in the Private Client Group, partially offset by increased losses in 21st Century. The improvement in the loss ratio was partially offset by an increase in the expense ratio of 1.4 points, primarily due to increased acquisition expenses by 21st Century along with growth in the Private Client Group, investments in human resources and technology, and lower average premiums.
     The increase in net premiums written was driven by continued growth in the Private Client Group. 21st Century and AIG Direct net premiums written grew modestly at 3.6 percent and 2.4 percent, respectively, while Agency Auto declined 8.4 percent.
Mortgage Guaranty Results
The significant decline in Mortgage Guaranty operating income in the first quarter of 2007 compared to the same period in 2006 was due primarily to unfavorable loss experience in both the domestic first and second-lien businesses as a result of the continued softening in the U.S. housing market. Losses on UGC’s subprime business were not significant. However the third-party originated second-lien product continued to perform poorly, resulting in $61 million of losses incurred in the first quarter of 2007. UGC’s consolidated loss ratio for the quarter was 92.2 compared to a loss ratio of 30.4 for the same period in 2006. Prior year development increased incurred losses by $31 million in the first three months of 2007 compared to a reduction of $12 million in the first three months of 2006, accounting for 22 points of the increase in the loss ratio. The downward cycle in the U.S. housing market is not expected to improve until residential inventories return to a more normal level, and AIG expects that this downward cycle will continue to adversely affect UGC’s operating results for the foreseeable future.
     Net premiums written increased 35 percent in the first quarter of 2007 compared to the first quarter of 2006 as growth in the European markets resulted in a 189 percent increase in international premiums. In addition, second-lien premiums increased 49 percent due to higher renewal premiums on the domestic second-lien business. Although UGC discontinued accepting new business for the poorly performing third-party originated second-lien product in the fourth quarter of 2006, UGC will continue to receive renewal premiums on the existing portfolio for the life of the loans, estimated to be three to five years. The expense ratio of 21.7 in the first quarter of 2007 declined from 22.7 in the year ago quarter as premium growth offset expenses related to UGC’s international expansion and additional operational resources in the second-lien and private education loan businesses.

American International Group, Inc. and Subsidiaries
Foreign General Insurance Results
Foreign General’s operating income increased in the first three months of 2007 compared to the same period of 2006 due to increases in net investment income and statutory underwriting profit and the effect of changes in the exchange rates of the Euro and Sterling.
     Net premiums written increased 17 percent (13 percent in original currency) in the first three months of 2007 compared to the same period of 2006, reflecting growth in commercial and consumer lines driven by new business from both established and new distribution channels, including a wholly owned insurance company in Vietnam and Central Insurance Co., Ltd. in Taiwan, and by greater retention of commercial lines accounts on renewal. Consumer lines in Latin America and commercial lines in Europe, the Far East and the U.K., also contributed to the increase. Net premiums written by the Lloyd’s syndicate Ascot were essentially unchanged from the same period in 2006 as increased premiums due to rate increases were offset by decreased premiums due to loss of market share and higher reinsurance costs.
     The loss ratio in the first three months of 2007 was essentially flat compared to the first quarter of 2006. Favorable loss development from prior accident years was relatively consistent in both periods. The 2007 loss ratio was negatively affected by an increase in personal accident losses in the Far East and an increase in severe but non-catastrophic losses, which were more than offset by reduced adverse development relating to the 2005 hurricanes.
     The expense ratio was unchanged in the first three months of 2007 compared to the same period of 2006. The 2006 expense ratio reflected an out of period adjustment for amortization of deferred advertising costs which increased the first quarter 2006 expense ratio by 1.7 points. The comparable increase in the expense ratio in 2007 resulted from growth in certain commercial lines, which have higher acquisition expenses but historically lower loss ratios. AIG expects the expense ratio to increase during the remainder of 2007 as the consumer lines of business, which have higher acquisition costs, increase in significance as a component of net premiums written.
     Net investment income increased in the first three months of 2007 compared to the same period of 2006 due to higher interest and dividend income of $56 million as a result of increased cash flows, higher interest rates and the compounding of previously earned and reinvested interest income. Net investment income also reflects increased equity mutual fund income of $52 million related to certain interests in unit investment trusts that AIG began recognizing in the second quarter of 2006, as well as increased equity partnership income.
Reserve for Losses and Loss Expenses
The following table presents the components of the General Insurance gross reserve for losses and loss expenses (loss reserves) as of March 31, 2007 and December 31, 2006 by major line of business on a statutory Annual Statement basis(a):

	March 31,
	2007	December 31,
(in millions)		2006(b)

Other liability occurrence	$19,763	$19,327
Workers compensation	14,265	13,612
Other liability claims made	13,180	12,513
Auto liability	6,144	6,070
International	6,049	6,006
Property	4,766	5,499
Reinsurance	3,108	2,979
Medical malpractice	2,332	2,347
Products liability	2,181	2,239
Accident and health	1,817	1,693
Commercial multiple peril	1,744	1,651
Aircraft	1,688	1,629
Fidelity/surety	1,234	1,148
Other	2,864	3,286

Total	$81,135	$79,999

(a)	Presented by lines of business pursuant to statutory reporting requirements as prescribed by the National Association of Insurance Commissioners.
(b)	Allocations among various lines were revised from the previous presentation.
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
     At March 31, 2007, General Insurance net loss reserves increased $1.40 billion from the prior year-end to $64.03 billion. The net loss reserves represent loss reserves reduced by reinsurance recoverables, net of an allowance for unrecoverable reinsurance and applicable discount for future investment income.

American International Group, Inc. and Subsidiaries
The following table classifies the components of the General Insurance net loss reserves by business unit:

	March 31,	December 31,
(in millions)	2007	2006

DBG(a)	$45,014	$44,119
Transatlantic	6,407	6,207
Personal Lines(b)	2,373	2,440
Mortgage Guaranty	544	460
Foreign General(c)	9,696	9,404

Total Net Loss Reserve	$64,034	$62,630

(a)	At March 31, 2007 and December 31, 2006, respectively, DBG loss reserves include approximately $3.30 billion and $3.33 billion ($3.60 billion and $3.66 billion, respectively, before discount), related to business written by DBG but ceded to American International Reinsurance Company Limited (AIRCO) and reported in AIRCO’s statutory filings. DBG loss reserves also include approximately $574 million and $535 million related to business included in American International Underwriters Overseas, Ltd.’s (AIUO) statutory filings at March 31, 2007 and December 31, 2006, respectively.
(b)	At March 31, 2007 and December 31, 2006, respectively, Personal Lines loss reserves include $844 million and $861 million related to business ceded to DBG and reported in DBG’s statutory filings.
(c)	At March 31, 2007 and December 31, 2006, respectively, Foreign General loss reserves include approximately $2.80 billion and $2.75 billion related to business reported in DBG’s statutory filings.
     The DBG net loss reserve of $45.0 billion is comprised principally of the business of AIG subsidiaries participating in the American Home Assurance Company (American Home)/ National Union Fire Insurance Company of Pittsburgh, Pa. (National Union) pool (11 companies) and the surplus lines pool (Lexington, Starr Excess Liability Insurance Company and Landmark Insurance Company).
     DBG cedes a quota share percentage of its other liability occurrence and products liability occurrence business to AIRCO. The quota share percentage ceded was 15 percent for the first quarter 2007 and 20 percent for the year 2006 and covered all business written in these years for these lines by participants in the American Home/ National Union pool. AIRCO’s loss reserves relating to these quota share cessions from DBG are recorded on a discounted basis. As of March 31, 2007, AIRCO carried a discount of approximately $300 million applicable to the $3.60 billion in undiscounted reserves it assumed from the American Home/National Union pool via this quota share cession. AIRCO also carries approximately $488 million in net loss reserves relating to Foreign General insurance business. These reserves are carried on an undiscounted basis.
     The companies participating in the American Home/ National Union pool have maintained a participation in the business written by AIU for decades. As of March 31, 2007, these AIU reserves carried by participants in the American Home/National Union pool totaled approximately $2.80 billion. The remaining Foreign General reserves are carried by AIUO, AIRCO, and other smaller AIG subsidiaries domiciled outside the United States. Statutory filings in the U.S. by AIG companies reflect all the business written by U.S. domiciled entities only, and therefore exclude business written by AIUO, AIRCO, and all other internationally domiciled subsidiaries. The total reserves carried at March 31, 2007 by AIUO and AIRCO were approximately $4.70 billion and $3.79 billion, respectively. AIRCO’s $3.79 billion in total general insurance reserves consist of approximately $3.30 billion from business assumed from the American Home/ National Union pool and an additional $488 million relating to Foreign General Insurance business.
Discounting of Reserves
At March 31, 2007, AIG’s overall General Insurance net loss reserves reflects a loss reserve discount of $2.26 billion, including tabular and non-tabular calculations. The tabular workers compensation discount is calculated using a 3.5 percent interest rate and the 1979-81 Decennial Mortality Table. The non-tabular workers compensation discount is calculated separately for companies domiciled in New York and Pennsylvania, and follows the statutory regulations for each state. For New York companies, the discount is based on a five percent interest rate and the companies’ own payout patterns. For Pennsylvania companies, the statute has specified discount factors for accident years 2001 and prior, which are based on a six percent interest rate and an industry payout pattern. For accident years 2002 and subsequent, the discount is based on the yield of U.S. Treasury securities ranging from one to twenty years and the company’s own payout pattern, with the future expected payment for each year using the interest rate associated with the corresponding Treasury security yield for that time period. The discount is comprised of the following: $662 million – tabular discount for workers compensation in DBG; $1.30 billion – non-tabular discount for workers compensation in DBG; and, $300 million – non-tabular discount for other liability occurrence and products liability occurrence in AIRCO. The total undiscounted workers compensation loss reserve carried by DBG is approximately $11.8 billion as of March 31, 2007. The other liability occurrence and products liability occurrence business in AIRCO that is assumed from DBG is discounted based on the yield of U.S. Treasury securities ranging from one to twenty years and the DBG payout pattern for this business. The undiscounted reserves assumed by AIRCO from DBG totaled approximately $3.60 billion at March 31, 2007.
Quarterly Reserving Process
Management believes that the General Insurance net loss reserves are adequate to cover General Insurance net losses and loss expenses as of March 31, 2007. While AIG regularly reviews the adequacy of established loss reserves, there can be no assurance that AIG’s ultimate loss reserves will not develop adversely and materially exceed AIG’s loss reserves as of March 31, 2007. In the opinion of management, such adverse development and resulting increase in reserves is not likely to have a material adverse effect on AIG’s consolidated

American International Group, Inc. and Subsidiaries
financial condition, although it could have a material adverse effect on AIG’s consolidated results of operations for an individual reporting period.
The following table presents the reconciliation of net loss reserves:

	Three Months
	Ended March 31,

(in millions)	2007	2006

Net reserve for losses and loss expenses at beginning of year	$62,630	$57,476
Foreign exchange effect	(38)	117

Losses and loss expenses incurred:
Current year	7,215	6,841
Prior years, other than accretion of discount	(131)	35
Prior years, accretion of discount	116	101

Losses and loss expenses incurred	7,200	6,977

Losses and loss expenses paid	5,758	5,678

Net reserve for losses and loss expenses at end of period	$64,034	$58,892

The following tables summarize development, (favorable) or unfavorable, of incurred losses and loss expenses for prior years (other than accretion of discount):

	Three Months
	Ended March 31,

(in millions)	2007	2006

Prior Accident Year Development by Reporting Unit:
DBG	$(87)	$74
Personal Lines	(29)	(19)
Mortgage Guaranty	31	(12)
Foreign General	(64)	(43)

Subtotal	(149)	—
Transatlantic	18	35

Prior years, other than accretion of discount	$(131)	$35

	Calendar Year

(in millions)	2007	2006

Prior Accident Year Development by Accident Year:
2006	$(178)
2005	(31)	$(74)
2004	(47)	(124)
2003	(9)	(87)
2002	18	66
2001 & prior	116	254

Prior years, other than accretion of discount	$(131)	$35

     In determining the quarterly loss development from prior accident years, AIG conducts analyses to determine the change in estimated ultimate loss for each accident year for each profit center. For example, if loss emergence for a profit center is different than expected for certain accident years, the actuaries examine the indicated effect such emergence would have on the reserves of that profit center. In some cases, the higher or lower than expected emergence may result in no clear change in the ultimate loss estimate for the accident years in question, and no adjustment would be made to the profit center’s reserves for prior accident years. In other cases, the higher or lower than expected emergence may result in a larger change, either favorable or unfavorable, than the difference between the actual and expected loss emergence. Such additional analyses were conducted for each profit center, as appropriate, in the first quarter of 2007 to determine the loss development from prior accident years for the first quarter of 2007. As part of its quarterly reserving process, AIG also considers notices of claims received with respect to emerging issues, such as those related to stock option backdating.
     In the first three months of 2007, net loss development from prior accident years was favorable by approximately $131 million, including approximately $36 million of adverse development pertaining to the major hurricanes in 2004 and 2005; and $18 million of adverse development from the general reinsurance operations of Transatlantic; and excluding approximately $116 million from accretion of loss reserve discount. Excluding catastrophes and Transatlantic, as well as accretion of discount, net loss development in the first three months of 2007 from prior accident years was favorable by approximately $185 million. The overall favorable development of $131 million consisted of approximately $265 million of favorable development from accident years 2003 through 2006, partially offset by approximately $134 million of adverse development from accident years 2002 and prior. For the first three months of 2007, most classes of AIG’s business continued to experience favorable development for accident years 2003 through 2006. The adverse development from accident years 2002 and prior reflected development from excess casualty within DBG and from Transatlantic. This adverse development from accident years 2002 and prior in the first three months of 2007 pertaining to excess casualty and to Transatlantic was significantly lower than the amounts of adverse development from these accident years observed during the first three months of 2006.
     In the first three months of 2006, net adverse loss development from prior accident years was approximately $35 million, including approximately $98 million pertaining to catastrophes in 2004 and 2005 and $35 million from the general reinsurance operations of Transatlantic, but excluding approximately $101 million pertaining to accretion of loss reserve discount applicable to accident years 2005 and prior. Excluding catastrophes and Transatlantic, as well as accretion of discount, net loss development from prior accident years in the first three months of 2006 was favorable by approximately $98 million. The overall adverse development of $35 million consisted of approximately $285 million of favorable development from accident years 2003 through 2005, offset by approximately $320 million of adverse development from accident years 2002 and prior. Most classes of business throughout AIG experienced favorable development from accident years 2003 through 2005, other than the adverse development of $98 million pertaining to the 2004 and

American International Group, Inc. and Subsidiaries
2005 hurricanes. The adverse development from accident years 2002 and prior was primarily attributable to excess casualty business within DBG, and to Transatlantic, with a much smaller amount attributable to excess workers compensation business within DBG.
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
     As described more fully in the 2006 Annual Report on Form 10-K, AIG’s reserves relating to asbestos and environmental claims reflect a comprehensive ground up analysis. In the first three months of 2007, AIG maintained the ultimate loss estimates for asbestos and environmental claims resulting from the recently completed reserve analyses. A minor amount of favorable incurred loss development pertaining to asbestos was reflected in the first three months of 2007, as depicted in the table that follows. This minor development is primarily attributable to one large settlement.
A summary of reserve activity, including estimates for applicable IBNR, relating to asbestos and environmental claims separately and combined:

	Three Months
	Ended March 31,

	2007		2006

(in millions)	Gross	Net	Gross	Net

Asbestos:
Reserve for losses and loss expenses at beginning of year	$4,464	$1,889	$4,441	$1,840
Losses and loss expenses incurred*	(11)	(17)	5	2
Losses and loss expenses paid*	(199)	(128)	(149)	(54)

Reserve for losses and loss expenses at end of period	$4,254	$1,744	$4,297	$1,788

Environmental:
Reserve for losses and loss expenses at beginning of year	$588	$290	$926	$410
Losses and loss expenses incurred*	–	–	–	–
Losses and loss expenses paid*	(15)	(9)	(21)	(9)

Reserve for losses and loss expenses at end of period	$573	$281	$905	$401

Combined:
Reserve for losses and loss expenses at beginning of year	$5,052	$2,179	$5,367	$2,250
Losses and loss expenses incurred*	(11)	(17)	5	2
Losses and loss expenses paid*	(214)	(137)	(170)	(63)

Reserve for losses and loss expenses at end of period	$4,827	$2,025	$5,202	$2,189

*	All amounts pertain to policies underwritten in prior years, primarily to policies issued in 1984 and prior.
The gross and net IBNR included in the reserve for losses and loss expenses, relating to asbestos and environmental claims separately and combined, were estimated as follows:

	Three Months
	Ended March 31,

	2007		2006

(in millions)	Gross	Net	Gross	Net

Asbestos	$3,191	$1,436	$3,314	$1,425
Environmental	329	161	572	256

Combined	$3,520	$1,597	$3,886	$1,681

A summary of asbestos and environmental claims count activity was as follows:

	Three Months Ended March 31,

	2007			2006

	Asbestos	Environmental	Combined	Asbestos	Environmental	Combined

Claims at beginning of year	6,878	9,442	16,320	7,293	9,873	17,166
Claims during year:
Opened	200	411	611	286	388	674
Settled	(32)	(13)	(45)	(37)	(42)	(79)
Dismissed or otherwise resolved	(246)	(389)	(635)	(295)	(296)	(591)

Claims at end of period	6,800	9,451	16,251	7,247	9,923	17,170

American International Group, Inc. and Subsidiaries
Survival Ratios — Asbestos and Environmental
     The table below presents AIG’s survival ratios for asbestos and environmental claims at March 31, 2007 and 2006. The survival ratio is derived by dividing the current carried loss reserve by the average payments for the three most recent calendar years for these claims. Therefore, the survival ratio is a simplistic measure estimating the number of years it would be before the current ending loss reserves for these claims would be paid off using recent year average payments. The March 31, 2007 survival ratio is lower than the ratio at March 31, 2006 because the more recent periods included in the rolling average reflect higher claims payments. In addition, AIG’s survival ratio for asbestos claims was negatively affected in the first quarter of 2007 as a result of a large settlement. Many factors, such as aggressive settlement procedures, mix of business and level of coverage provided, have a significant effect on the amount of asbestos and environmental reserves and payments and the resultant survival ratio. Thus, caution should be exercised in attempting to determine reserve adequacy for these claims based simply on this survival ratio.
AIG’s survival ratios for asbestos and environmental claims, separately and combined were based upon a three-year average payment. These ratios at March 31, 2007 and 2006 were as follows:

(number of years)	Gross	Net

2007
Survival ratios:
Asbestos	10.3	9.9
Environmental	5.5	4.4
Combined	9.4	8.4

2006
Survival ratios:
Asbestos	14.7	17.8
Environmental	7.1	6.4
Combined	12.4	13.5

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
     AIG’s Life Insurance & Retirement Services subsidiaries report their operations through the following major internal reporting units and business units:
Foreign Life Insurance & Retirement Services
    Japan and Other*

•	ALICO
•	AIG Star Life
•	AIG Edison Life
    Asia

•	AIA
•	Nan Shan
•	AIRCO
•	Philamlife
Domestic Life Insurance

•	AIG American General
•	USLIFE
•	AGLA
Domestic Retirement Services

•	VALIC
•	AIG Annuity
•	AIG SunAmerica

*	Japan and Other consists of all operations in Japan and the operations of ALICO and its subsidiaries worldwide.

American International Group, Inc. and Subsidiaries
Life Insurance & Retirement Services Results
Life Insurance & Retirement Services results were as follows:

	Premiums	Net	Realized
	and Other	Investment	Capital Gains	Total	Operating
(in millions)	Considerations	Income	(Losses)	Revenues	Income

Three months ended March 31, 2007
Foreign Life Insurance & Retirement Services	$6,613	$2,883	$(235)	$9,261	$1,284
Domestic Life Insurance	1,528	1,005	(12)	2,521	345
Domestic Retirement Services	284	1,625	(9)	1,900	652

Total	$8,425	$5,513	$(256)	$13,682	$2,281

Three months ended March 31, 2006
Foreign Life Insurance & Retirement Services	$6,117	$2,255	$352	$8,724	$1,686
Domestic Life Insurance	1,426	933	8	2,367	366
Domestic Retirement Services	257	1,646	(144)	1,759	578

Total	$7,800	$4,834	$216	$12,850	$2,630

Percentage Increase/(Decrease) from Prior Year:
Foreign Life Insurance & Retirement Services	8%	28%	–%	6%	(24)%
Domestic Life Insurance	7	8	–	7	(6)
Domestic Retirement Services	11	(1)	94	8	13

Total	8%	14%	–%	6%	(13)%

The following table presents the Insurance In-force for Life Insurance & Retirement Services:

	March 31,	December 31,
(in millions)	2007	2006

Foreign	$1,158,107	$1,162,699
Domestic	924,440	907,901

Total	$2,082,547	$2,070,600

Life Insurance & Retirement Services operating results for the first three months of 2007 reflect growth in premium and net investment income offset by realized capital losses. Realized capital losses reduced revenues and operating income by $256 million in the first three months of 2007 while realized capital gains increased revenues and operating income by $216 million in the same period of 2006. Realized capital losses in the Foreign Life operations in 2007 included losses related to derivatives that do not qualify for hedge accounting treatment and losses related to the decline in value of securities deemed to be other-than-temporary.
     Operating results in the first three months of 2007 includes a charge of $32 million as a result of the adoption of SOP 05-1 which generally requires DAC related to group contracts to be amortized over a shorter duration than in prior periods, and also requires that DAC be expensed at the time a policy is terminated and cannot be re-capitalized if that policy is reinstated. The effect of SOP 05-1 was most significant to the group products line in the Domestic Life operations and was a significant factor in the decline of operating income for Domestic Life in the first three months of 2007 compared to the same period of 2006.
     The growth in Domestic Retirement Services operating income in the first quarter of 2007 compared to the same period last year was driven by higher premiums and other considerations and lower realized capital losses. Although Domestic Retirement Services had realized capital losses of $144 million in the first three months of 2006 compared to a loss of $9 million in the same period of 2007, the effect of those losses in 2006 was partially offset by a corresponding reduction of $26 million in amortization of DAC.
     In order to better align financial reporting with the manner in which AIG’s chief operating decision makers have managed their businesses, for the three months ended March 31, 2007, revenues and operating income related to foreign investment contacts, which were historically reported as a component of the Spread-Based Investment Business in the Asset Management segment, are now being reported as part of Foreign Life Insurance & Retirement Services. Prior period amounts have been revised to conform to the current presentation.

American International Group, Inc. and Subsidiaries
Foreign Life Insurance & Retirement Services Results
Foreign Life Insurance & Retirement Services results were as follows:

	Premiums	Net	Realized
	and Other	Investment	Capital Gains	Total	Operating
(in millions)	Considerations	Income	(Losses)	Revenues	Income

Three months ended March 31, 2007
Japan and Other:
Life insurance	$1,216	$550	$(18)	$1,748	$352
Personal accident	1,028	50	2	1,080	289
Group products	575	150	5	730	73
Individual fixed annuities	116	546	(35)	627	147
Individual variable annuities	91	494	–	585	52

Total	$3,026	$1,790	$(46)	$4,770	$913

Asia:
Life insurance	$2,951	$1,007	$(150)	$3,808	$300
Personal accident	445	33	(10)	468	79
Group products	178	24	(26)	176	(10)
Individual fixed annuities	12	28	(2)	38	2
Individual variable annuities	1	1	(1)	1	–

Total	$3,587	$1,093	$(189)	$4,491	$371

Total Foreign Life Insurance & Retirement Services:
Life insurance	$4,167	$1,557	$(168)	$5,556	$652
Personal accident	1,473	83	(8)	1,548	368
Group products	753	174	(21)	906	63
Individual fixed annuities	128	574	(37)	665	149
Individual variable annuities	92	495	(1)	586	52

Total	$6,613	$2,883	$(235)	$9,261	$1,284

Three months ended March 31, 2006
Japan and Other:
Life insurance	$1,171	$456	$121	$1,748	$448
Personal accident	944	38	18	1,000	287
Group products	430	153	9	592	77
Individual fixed annuities	79	476	3	558	138
Individual variable annuities	61	305	–	366	28

Total	$2,685	$1,428	$151	$4,264	$978

Asia:
Life insurance	$2,911	$756	$160	$3,827	$562
Personal accident	362	26	9	397	76
Group products	143	24	31	198	64
Individual fixed annuities	16	20	1	37	5
Individual variable annuities	–	1	–	1	1

Total	$3,432	$827	$201	$4,460	$708

Total Foreign Life Insurance & Retirement Services:
Life insurance	$4,082	$1,212	$281	$5,575	$1,010
Personal accident	1,306	64	27	1,397	363
Group products	573	177	40	790	141
Individual fixed annuities	95	496	4	595	143
Individual variable annuities	61	306	–	367	29

Total	$6,117	$2,255	$352	$8,724	$1,686

Percentage Increase/(Decrease) from Prior Year:

Japan and Other:
Life insurance	4%	21%	–%	–%	(21)%
Personal accident	9	32	(89)	8	1
Group products	34	(2)	(44)	23	(5)
Individual fixed annuities	47	15	–	12	7
Individual variable annuities	49	62	–	60	86

Total	13%	25%	–%	12%	(7)%

Asia:
Life insurance	1%	33%	–%	–%	(47)%
Personal accident	23	27	–	18	4
Group products	24	–	–	(11)	–
Individual fixed annuities	(25)	40	–	3	(60)
Individual variable annuities	–	–	–	–	–

Total	5%	32%	–%	1%	(48)%

American International Group, Inc. and Subsidiaries

	Premiums	Net	Realized
	and Other	Investment	Capital Gains	Total	Operating
(in millions)	Considerations	Income	(Losses)	Revenues	Income

Total Foreign Life Insurance & Retirement Services:
Life insurance	2%	28%	–%	–%	(35)%
Personal accident	13	30	–	11	1
Group products	31	(2)	–	15	(55)
Individual fixed annuities	35	16	–	12	4
Individual variable annuities	51	62	–	60	79

Total	8%	28%	–%	6%	(24)%

AIG transacts business in most major foreign currencies and therefore premiums reported in U.S. dollars vary by volume and from changes in foreign currency translation rates. The following table summarizes the effect of changes in foreign currency exchange rates on the growth of the Foreign Life Insurance & Retirement Services premiums and other considerations:

	Three Months
	Ended March 31,

	2007	2006

Growth in original currency*	5.2%	7.1%
Foreign exchange effect	2.9	(4.0)

Growth as reported in U.S. dollars	8.1%	3.1%

*	Computed using a constant exchange rate throughout each period.
Japan and Other
Total revenues for the first three months of 2007 increased compared to the same period of 2006, primarily due to higher premium and net investment income partially offset by a decline in realized capital gains. Operating income growth decreased in the first three months of 2007 compared to the first three months of 2006 due to lower realized capital gains. In addition, a $37 million provision, including $25 million for personal accident, for additional claim expense was established in Japan as a result of a continuing industry-wide regulatory review of claims. That review is expected to be completed in late 2007.
     Life insurance premiums and other considerations increased modestly in the first three months of 2007 compared to the same period of 2006. In Japan, increased fees and policy charges related to interest sensitive universal life and U.S. dollar life insurance products were partially offset by the runoff of the acquired blocks of business in AIG Star Life and AIG Edison Life. In Europe, growth in premiums and other considerations was enhanced by the foreign exchange effect. The growth in net investment income included higher partnership income, equity in unit investment trusts and growth in underlying invested assets. Life insurance operating income declined in the first three months of 2007 compared to the same period last year due to lower realized capital gains and an $11 million provision for additional claim expense resulting from the continuing industry-wide regulatory review of claims in Japan.
     Personal accident premiums and other considerations continue to grow. New business in Japan has been adversely affected by increased competition and lower sales of tax-related products. Net investment income increased in the first three months of 2007 compared to the same period last year primarily due to higher invested assets and increased partnership income. Operating income growth in the first three months of 2007 was affected by lower realized capital gains, the $25 million provision for additional claim expenses and $15 million of higher expenses related to the termination of certain tax-related products in Japan. Loss ratios remained stable for this business which continues to enjoy relatively high margins.
     Group products premiums and other considerations reflected growth for the first three months of 2007 compared to the same period last year primarily due to sales of credit and pension business in Europe. Net investment income declined from first quarter 2006 primarily due to the decline in interest rates in Brazil which adversely affected the pension business results. Operating income for the first quarter of 2007 declined from the same period last year primarily due to the decline in net investment income and lower realized capital gains.
     Individual fixed annuities’ premium and other considerations growth reflects higher surrender charges from U.S. dollar contracts in Japan where a weak yen makes it attractive for certain policyholders to lock in foreign exchange gains in excess of surrender charges. Net investment income increased due to higher average investment yields and higher assets under management. Management implemented a new investment strategy during the quarter to enhance future investment yields which resulted in realized capital losses in the current quarter as a small portion of the existing bond portfolio was sold and reinvested in higher yielding assets. The positive effect on operating income for the realized capital losses was $13 million, primarily related to lower DAC amortization. Operating income increased for the first three months of 2007 compared to the first three months of 2006 primarily due to growth in reserves and surrender charges.
     Individual variable annuity assets under management, particularly in Europe, continued to grow due to new product offerings and stronger equity markets. The fees generated from the growth in assets under management increased premiums and operating income for the first three months of 2007 compared to the same period last year. Net investment income grew in the first three months of 2007 compared to the same period of 2006 due to increased policyholder trad-

American International Group, Inc. and Subsidiaries
ing gains which comprise the entirety of variable annuity net investment income. Policyholder trading gains are offset by an equal increase in policy benefits expense, as all investment returns for these variable annuities accrue to the benefit of the policyholder.
Asia
Total revenues for the first three months of 2007 were up slightly from last year’s levels, while the growth in operating income fell compared to the same period of 2006. Net realized capital losses recorded in the current period compared to net realized capital gains recorded in the same period last year greatly influenced the low growth rate in total revenues and caused the decline in operating income. The net realized capital losses recorded in the current period were driven primarily by the mark to market of derivatives that did not qualify for hedge accounting treatment under FAS 133 along with the write-down of U.S. dollar bonds held in Singapore and Thailand where the decline in the value of those bonds when measured in the local currency was determined to be other than temporary. Premiums and other considerations grew in the current period reflecting a continued trend toward investment-oriented products where only a portion of policy charges collected from policyholders are reported as premium. Net investment income grew in the current period in line with the growth in underlying invested assets. Higher income from interests in unit investment trusts and higher policyholder trading gains, which are offset by an equal charge to incurred policy losses and benefits, also contributed to the growth.
     Life insurance premiums and other considerations were flat in the first three months of 2007 compared to the same period of 2006, due to the shift in product mix from traditional life insurance products to investment-oriented products as mentioned above. Net investment income grew in the current period compared to the same period of 2006, due primarily to the growth in the underlying invested assets and in part due to earnings on certain interests in unit investment trusts along with higher policyholder trading gains. Operating income decreased in the first three months of 2007 compared to the same period last year, due mainly to the change in net realized capital gains (losses) which more than offset the growth in other sources of earnings. Operating income for the first three months of 2007 included a $50 million charge related to balance sheet reconciliation remediation activity. Operating income results for the first three months of 2006 included a $40 million loss from the Life Insurance & Retirement Services segment’s share of the loss of AIG Credit Card Company (Taiwan).
     Personal accident reported growth in total revenues and operating income for the first three months of 2007 compared to the same period in 2006. The higher revenues resulted from an increased focus on risk based accident and health products particularly in Korea and Taiwan. Operating earnings reflect the combined effect of premium growth and stable loss ratios that were partially offset by net realized capital losses.
     Group products premiums and other considerations grew in the first three months of 2007 compared to the same period of 2006. The increase reflects the new business written in China, where AIG received approval to write group insurance in the second quarter of 2006, improved sales due to promotional activities in Thailand, and new business written in Hong Kong. Operating income declined in the first three months of 2007 compared to the same period of 2006, due in part to the net realized capital losses incurred and higher incurred policy losses and benefits of $13 million due to a 2007 out of period reserve charge.
     Individual fixed annuity premiums declined in the first three months of 2007 compared to the same period of 2006, due primarily to the erosion of market share in Korea as a result of competition from higher yielding bank products.
Domestic Life Insurance Results
Domestic Life Insurance results, presented by sub-product were as follows:

			Realized
	Premiums	Net	Capital		Operating
	and Other	Investment	Gains	Total	Income
(in millions)	Considerations(a)	Income	(Losses)	Revenues	(Loss)

Three months ended March 31, 2007
Life insurance	$578	$372	$(3)	$947	$187
Home service	195	161	(2)	354	82
Group life/health	229	53	(1)	281	3
Payout annuities(a)	512	289	(6)	795	51
Individual fixed annuities	2	27	–	29	4
Individual annuities – runoff(b)	12	103	–	115	18

Total	$1,528	$1,005	$(12)	$2,521	$345

American International Group, Inc. and Subsidiaries

			Realized
	Premiums	Net	Capital		Operating
	and Other	Investment	Gains	Total	Income
(in millions)	Considerations(a)	Income	(Losses)	Revenues	(Loss)

Three months ended March 31, 2006
Life insurance	$516	$338	$62	$916	$240
Home service	200	158	(23)	335	59
Group life/health	246	54	(1)	299	19
Payout annuities	450	237	(18)	669	22
Individual fixed annuities	1	15	(2)	14	(2)
Individual annuities – runoff(b)	13	131	(10)	134	28

Total	$1,426	$933	$8	$2,367	$366

Percentage Increase/(Decrease) from Prior Year:
Life insurance	12%	10%	–%	3%	(22)%
Home service	(3)	2	91	6	39
Group life/health	(7)	(2)	–	(6)	(84)
Payout annuities	14	22	67	19	132
Individual fixed annuities	100	80	–	107	–
Individual annuities – runoff(b)	(8)	(21)	–	(14)	(36)

Total	7%	8%	–%	7%	(6)%

(a)	Premiums and other considerations include structured settlements, single premium immediate annuities and terminal funding annuities.
(b)	Primarily represents runoff annuity business sold through discontinued distribution relationships.
The following table reflects periodic Domestic Life insurance sales by product:
Domestic Life Insurance

	Three Months
	Ended March 31,		Percentage
			Increase/
(in millions)	2007	2006	(Decrease)

Periodic premium sales by product*:
Universal life	$51	$136	(62)%
Variable universal life	13	9	44
Term life	55	60	(8)
Whole life/other	2	3	(33)

Total	$121	$208	(42)%

*	Periodic premium represents premium from new business expected to be collected over a one-year period.
Premiums and other considerations for Domestic Life Insurance in the first three months of 2007 increased compared to the same period of 2006, primarily due to the growth in life insurance business in force. Periodic life insurance sales declined compared to the first three months of 2006 as a result of re-pricing certain universal life products and tightening of underwriting standards during the second half of 2006. In the first quarter of 2007, the Domestic Life Insurance operating unit acquired Matrix Direct, a leading direct marketer of life insurance, which will further expand its already broad distribution network. Premiums and other considerations for the home service segment declined compared to the same period in 2006 as the reduction in premium in force from normal lapses and maturities exceeded sales growth. Premiums and other considerations for group life/health for the first three months of 2007 declined over the same period of 2006, primarily due to exiting the financial institutions credit life business and tightened pricing and underwriting in the group employer lines. Premiums and other considerations growth from payout annuities for the first three months of 2007 reflects increased sales of structured settlements and terminal funding compared to the same period of 2006.
     Domestic Life Insurance operating income declined in the first three months of 2007 compared to the same period of 2006, primarily due to a $22 million charge related to the adoption of SOP 05-1 and an increase in realized capital losses, offset by growth in the underlying business and increases in net investment income.
     Life insurance operating income decreased for the first three months of 2007 compared to the first three months of 2006 primarily due to increased realized capital losses and higher policyholder benefits, partially offset by growth in the underlying business and increased partnership income. Home service operating income increased due to lower realized capital losses. Group life/health lines operating income decreased due to a charge of $16 million resulting from the adoption of SOP 05-1. Payout annuities operating income increased for the first three months of 2007 due to growth in the business, lower realized capital losses and an increase in calls and tenders on fixed maturity securities. Individual fixed annuities operating income increased primarily from lower realized capital losses. Individual annuities – runoff operating income is down from the first three months of 2006 due to the decline in the block of business partially offset by lower realized capital losses.

American International Group, Inc. and Subsidiaries
Domestic Retirement Services Results
Domestic Retirement Services results, presented on a sub-product basis were as follows:

			Realized
	Premiums	Net	Capital
	and Other	Investment	Gains	Total	Operating
(in millions)	Considerations	Income	(Losses)	Revenues	Income

Three months ended March 31, 2007
Group retirement products	$105	$570	$(10)	$665	$276
Individual fixed annuities	25	914	(11)	928	303
Individual variable annuities	146	42	10	198	52
Individual annuities – runoff*	8	99	2	109	21

Total	$284	$1,625	$(9)	$1,900	$652

Three months ended March 31, 2006
Group retirement products	$94	$572	$(37)	$629	$265
Individual fixed annuities	28	917	(100)	845	259
Individual variable annuities	128	52	2	182	46
Individual annuities – runoff*	7	105	(9)	103	8

Total	$257	$1,646	$(144)	$1,759	$578

Percentage Increase/(Decrease) from Prior Year:
Group retirement products	12%	–%	73%	6%	4%
Individual fixed annuities	(11)	–	89	10	17
Individual variable annuities	14	(19)	–	9	13
Individual annuities – runoff*	14	(6)	–	6	163

Total	11%	(1)%	94%	8%	13%

*	Primarily represents runoff annuity business sold through discontinued distribution relationships.
Domestic Retirement Services total deposits decreased for the first three months of 2007 compared to the same period of 2006. The decrease in total deposits primarily reflects lower fixed annuity sales that continued to face increased competition from bank deposit products and money market funds offering very competitive short-term rates in the flat yield curve environment. Individual variable annuity deposits declined slightly in the first three months of 2007 compared to the same period in 2006, due to discontinuing a proprietary product in a major bank. Absent the loss of this product, deposits would have increased 2 percent. Group retirement deposits declined in the first three months of 2007 as a result of higher external mutual fund conversions in the prior year period partially offset by an increase in variable annuity deposits. Over time, AIG expects that mutual fund sales will result in a gradual reduction in overall profit margins of this business driven by the growth in the lower-margin mutual fund products relative to the annuity products. Group retirement surrenders increased as a result of a few large group mutual fund surrenders in the first three months of 2007 compared to the same period last year. Fixed annuity surrender rates increased in the first three months of 2007 compared to the same period in 2006 due to products coming out of their surrender charge period and increased competition from banks. Individual fixed annuity net flows for the first three months of 2007 declined compared to the same period of 2006, reflecting both the lower deposits and higher surrenders, caused by the flat or inverted yield curve.
     Total Domestic Retirement Services operating income for the first three months of 2007 increased over the same period of 2006. Group retirement products total revenues increased in the first three months of 2007 compared to the same period in 2006, primarily due to lower realized capital losses and an increase in fee income, primarily driven by higher variable annuity fees and other advisory fees. The higher revenues, partially offset by higher amortization of DAC related to the increase in surrenders and internal replacements of existing contracts into new contracts and general account spread compression, resulted in an increase in group retirement operating income over the first three months of 2006. Total revenues and operating income for individual fixed annuities were up in the first three months of 2007 compared to the first three months of 2006 primarily driven by lower realized capital losses, partially offset by higher amortization of DAC as a result of lower realized capital losses and increased early duration surrenders. Individual variable annuity total revenues increased in the first three months of 2007 compared to the first three months of 2006, primarily driven by higher variable annuity fees resulting from the increase in the equity markets in 2006 and increases in realized capital gains partially offset by lower investment income. The higher revenues, partially offset by higher amortization of DAC, resulted in the increase in individual variable annuity operating income. Individual annuities – runoff operating income increased in the first three months of 2007 over the same period of 2006 even though the underlying reserves decreased. The higher income was primarily due to lower realized capital losses and increased net spreads as a result of higher investment yields partially offset by lower volumes due to the continued runoff of the business.

American International Group, Inc. and Subsidiaries
Domestic Retirement Services Supplemental Data
The following table presents deposits*:

	Three Months
	Ended March 31,

(in millions)	2007	2006

Group retirement products:
Annuities	$1,418	$1,396
Mutual funds	465	545
Individual fixed annuities	1,231	1,541
Individual variable annuities	1,008	1,027
Individual fixed annuities – runoff	14	15

Total	$4,136	$4,524

*	Excludes internal replacements.
The following table presents Domestic Retirement Services reserves by surrender charge category as of March 31, 2007:

	Group	Individual	Individual
	Retirement	Fixed	Variable
(in millions)	Products*	Annuities	Annuities

Zero or no surrender charge	$43,889	$10,513	$11,721
0% - 2%	6,323	4,406	5,022
Greater than 2% - 4%	3,732	6,395	4,960
Greater than 4%	3,523	27,579	9,640
Non-Surrenderable	879	3,446	89

Total	$58,346	$52,339	$31,432

*	Excludes mutual funds of $6.9 billion.
     Surrender rates increased for individual fixed annuities and group retirement products for the first three months of 2007 compared to the same period of the prior year. The increase in the surrender rate for fixed annuities continues to be driven by the shape of the yield curve and general aging of the in-force block; however, less than 21 percent of the individual fixed annuity reserves as of March 31, 2007 were available to be surrendered without charge. Surrender rates for group retirement products increased as a result of an increase in mutual fund and annuity surrenders. New products have been introduced to retain assets and AIG has retained or attracted over $293 million in assets in the first three months of 2007. Individual variable annuity surrender rates were higher in the first three months of 2006 reflecting higher shock-lapses that occur following expiration of the surrender charge period on certain 3-year and 7-year contracts.
     A further increase in the level of surrenders in any of these businesses or in the individual fixed annuities runoff block could accelerate the amortization of DAC and negatively affect fee income earned on assets under management.
The following table presents the net flows(a) by line of business:

	Three Months
	Ended March 31,

(in millions)	2007	2006

Group retirement products(b)	$(102)	$441
Individual fixed annuities	(837)	(146)
Individual variable annuities	(103)	(133)
Individual fixed annuities – runoff	(263)	(228)

Total	$(1,305)	$(66)

(a)	Net flows are defined as deposits received less benefits, surrenders, withdrawals and death benefits.
(b)	Includes mutual funds.
     The combination of lower deposits and higher surrenders in the individual fixed annuity and individual fixed annuity – runoff blocks, which include closed blocks of business from acquired companies or terminated distribution relationships, resulted in negative net flows for the first three months of 2007. The continuation of the current interest rate and competitive environment could prolong this trend.
Life Insurance & Retirement Services Net Investment Income and Realized Capital Gains (Losses)
The following table summarizes the components of Net investment income:

	Three Months
	Ended March 31,

(in millions)	2007	2006

Foreign Life Insurance & Retirement Services:
Fixed maturities, including short-term investments	$2,076	$1,655
Equity securities	64	71
Interest on mortgage, policy and collateral loans	146	108
Partnership income	48	17
Unit investment trusts	86	–
Other(a)	64	69

Total investment income before policyholder trading gains (losses)	2,484	1,920
Policyholder trading gains (losses)(b)	475	390

Total investment income	2,959	2,310

Investment expenses	76	55

Net investment income	$2,883	$2,255

Domestic Life Insurance:
Fixed maturities, including short-term investments	$911	$870
Equity securities	(1)	2
Interest on mortgage, policy and collateral loans	100	85
Partnership income – excluding Synfuels	27	10
Partnership income (loss) – Synfuels	(33)	(37)
Unit investment trusts	2	–
Other(a)	14	14

Total investment income	1,020	944

Investment expenses	15	11

Net investment income	$1,005	$933

Domestic Retirement Services:
Fixed maturities, including short-term investments	$1,400	$1,438
Equity securities	3	3
Interest on mortgage, policy and collateral loans	121	104
Partnership income – excluding Synfuels	130	131
Unit investment trusts	–	–
Other(a)	(12)	(17)

Total investment income before policyholder trading gains (losses)	1,642	1,659

Investment expenses	17	13

Net investment income	$1,625	$1,646

Total:
Fixed maturities, including short-term investments	$4,387	$3,963
Equity securities	66	76
Interest on mortgage, policy and collateral loans	367	297
Partnership income – excluding Synfuels	205	158
Partnership income (loss) – Synfuels	(33)	(37)
Unit investment trusts	88	–
Other(a)	66	66

American International Group, Inc. and Subsidiaries

	Three Months
	Ended March 31,

(in millions)	2007	2006

Total investment income before policyholder trading gains (losses)	5,146	4,523
Policyholder trading gains (losses)(b)	475	390

Total investment income	5,621	4,913

Investment expenses	108	79

Net investment income(c)	$5,513	$4,834

(a)	Other includes real estate income, income on non-partnership invested assets, securities lending and Foreign Life Insurance & Retirement Services’ equal share of the results of AIG Credit Card Company (Taiwan).
(b)	Relates principally to assets held in various trading securities accounts that do not qualify for separate account treatment under SOP 03-1. These amounts are offset by an equal change included in incurred policy losses and benefits.
(c)	Includes call and tender income.
Net investment income increased for the first three months of 2007 compared to the same period of 2006. Fixed maturities income rose as the underlying invested asset base grew. Yield enhancement activity, including partnership income, increased for the first three months of 2007 compared to the same period last year. The first quarter 2007 results included $88 million in earnings on certain interests in unit investment trusts, of which $41 million was allocated to policyholder accounts through incurred policy losses and benefits. Policyholder trading gains (losses) increased in the first three months of 2007 compared to the same period last year. These gains have no effect on operating income because there is an equal charge to incurred policy losses and benefits to offset these results. Net investment income for certain operations include investments in structured notes linked to emerging market sovereign debt that incorporates both interest rate risk and currency risk. In addition, period to period comparisons of investment income for some lines of business are affected by yield enhancement activity, particularly partnership income as shown in the above table. See also Insurance and Asset Management Invested Assets herein.
     AIG generates income tax credits as a result of investing in synthetic fuel production (synfuels) related to the investment loss shown in the above table and records those benefits in its provision for income taxes. The amounts of those income tax credits were $51 million and $40 million for the first three months of 2007 and 2006, respectively. For a further discussion of the effect of fluctuating domestic crude oil prices on synfuel tax credits, see Note 6(c) of Notes to Consolidated Financial Statements.
The following table summarizes Realized capital gains (losses) by major category:

	Three Months
	Ended March 31,

(in millions)	2007	2006

Foreign Life Insurance & Retirement Services:
Sales of fixed maturities	$(20)	$(21)
Sales of equity securities	32	151
Other:
Foreign exchange transactions	115	5
Derivatives instruments	(117)	259
Other-than-temporary decline	(331)	(41)
Other*	86	(1)

Total Foreign Life Insurance & Retirement Services	(235)	352

Domestic Life Insurance:
Sales of fixed maturities	$19	$(22)
Sales of equity securities	1	2
Other:
Foreign exchange transactions	2	(1)
Derivatives instruments	(11)	87
Other-than-temporary decline	(19)	(54)
Other	(4)	(4)

Total Domestic Life Insurance	$(12)	$8

Domestic Retirement Services:
Sales of fixed maturities	$19	$(47)
Sales of equity securities	11	14
Other:
Foreign exchange transactions	6	–
Derivatives instruments	5	6
Other-than-temporary decline	(42)	(92)
Other	(8)	(25)

Total Domestic Retirement Services	$(9)	$(144)

Total:
Sales of fixed maturities	$18	$(90)
Sales of equity securities	44	167
Other:
Foreign exchange transactions	123	4
Derivative instruments	(123)	352
Other-than-temporary decline	(392)	(187)
Other	74	(30)

Total:	$(256)	$216

*	Includes losses of $71 million and gains of $67 million allocated to participating policyholders for the first three months of 2007 and 2006, respectively.

American International Group, Inc. and Subsidiaries
     Realized capital gains (losses) include normal portfolio transactions as well as derivative gains (losses) for transactions that did not qualify for hedge accounting treatment under FAS 133, foreign exchange gains and losses and other-than-temporary declines in the value of investments. Realized capital losses in the Foreign Life operations in the first three months of 2007 include losses of $117 million related to derivatives that did not qualify for hedge accounting treatment compared to a gain of $259 million in the same period of 2006. Derivatives in the Foreign Life operations are primarily used to economically hedge cash flows related to U.S. dollar bonds back to the respective currency of the country, principally in Taiwan, Thailand, and Singapore. The corresponding foreign exchange gain or loss of the economically hedged bond is deferred in Other comprehensive income until sold or deemed to be other than temporary. In the first quarter of 2007, Foreign Life operations incurred losses of $331 million for the decline in the value of securities deemed to be other than temporarily impaired. A significant portion of those losses was related to the decline in value of U.S. dollar bonds held in Thailand and Singapore reflecting the depreciation of the U.S. dollar against the local currency.
Deferred Policy Acquisition Costs
DAC for Life Insurance & Retirement Services products arises from the deferral of those costs that vary with, and are directly related to, the acquisition of new or renewal business. Policy acquisition costs for life insurance products are generally deferred and amortized over the premium paying period of the policy. Policy acquisition costs that relate to universal life and investment-type products, including variable and fixed annuities (investment-oriented products), are deferred and amortized, with interest, as appropriate, in relation to the historical and future incidence of estimated gross profits to be realized over the estimated lives of the contracts. Total acquisition costs deferred decreased $69 million in the first three months of 2007 compared to the first three months of 2006 due to lower sales in the Domestic Life business. Total DAC amortization expense, excluding VOBA, increased $127 million compared to the first three months of 2006 with each period’s annualized amortization expense level at approximately 13 percent of the opening DAC balance.

American International Group, Inc. and Subsidiaries
The following table summarizes the major components of the changes in DAC and VOBA:

	Three Months Ended March 31,

(in millions)	2007			2006

	DAC	VOBA	Total	DAC	VOBA	Total

Foreign Life Insurance & Retirement Services
Balance at beginning of year	$20,005	$1,148	$21,153	$16,360	$1,278	$17,638
Acquisition costs deferred	1,227	–	1,227	1,205	–	1,205
Amortization charged to income or credited to operating income:
Related to realized capital gains (losses)	19	–	19	1	–	1
Related to unlocking future assumptions	11	–	11	17	–	17
All other amortization	(623)	(27)	(650)	(537)	(44)	(581)
Change in unrealized gains (losses) on securities	(11)	1	(10)	5	(4)	1
Increase (decrease) due to foreign exchange	(158)	(27)	(185)	474	41	515
Other*	(59)	(1)	(60)	–	–	–

Balance at end of period	$20,411	$1,094	$21,505	$17,525	$1,271	$18,796

Domestic Life Insurance
Balance at beginning of year	$5,448	$558	$6,006	$4,625	$559	$5,184
Acquisition costs deferred	234	–	234	310	–	310
Amortization charged to income or credited to operating income:
Related to realized capital gains (losses)	–	–	–	(8)	2	(6)
Related to unlocking future assumptions	(1)	2	1	–	–	–
All other amortization	(164)	(13)	(177)	(160)	(9)	(169)
Change in unrealized gains (losses) on securities	19	2	21	434	39	473
Increase (decrease) due to foreign exchange	5	–	5	(1)	–	(1)
Other*	(64)	–	(64)	–	–	–

Balance at end of period	$5,477	$549	$6,026	$5,200	$591	$5,791

Domestic Retirement Services
Balance at beginning of year	$5,376	$275	$5,651	$4,974	$310	$5,284
Acquisition costs deferred	169	–	169	184	–	184
Amortization charged to income or credited to operating income:
Related to realized capital gains (losses)	(10)	–	(10)	22	4	26
Related to unlocking future assumptions	2	–	2	2	–	2
All other amortization	(204)	(15)	(219)	(180)	(17)	(197)
Change in unrealized gains (losses) on securities	(84)	10	(74)	563	50	613
Increase (decrease) due to foreign exchange	–	–	–	–	–	–

Balance at end of period	$5,249	$270	$5,519	$5,565	$347	$5,912

Total Life Insurance & Retirement Services
Balance at beginning of year	$30,829	$1,981	$32,810	$25,959	$2,147	$28,106
Acquisition costs deferred	1,630	–	1,630	1,699	–	1,699
Amortization charged to income or credited to operating income:
Related to realized capital gains (losses)	9	–	9	15	6	21
Related to unlocking future assumptions	12	2	14	19	–	19
All other amortization	(991)	(55)	(1,046)	(877)	(70)	(947)
Change in unrealized gains (losses) on securities	(76)	13	(63)	1,002	85	1,087
Increase (decrease) due to foreign exchange	(153)	(27)	(180)	473	41	514
Other*	(123)	(1)	(124)	–	–	–

Balance at end of period	$31,137	$1,913	$33,050	$28,290	$2,209	$30,499

*	Represents the cumulative effect of the adoption of SOP 05-1.
     DAC for insurance-oriented, investment-oriented and retirement services products is reviewed for recoverability, which involves estimating the future profitability of current business. This review involves significant management judgment. If actual future profitability is substantially lower than estimated, AIG’s results of operations could be significantly affected in future periods.
Financial Services Operations
AIG’s Financial Services subsidiaries engage in diversified activities including aircraft and equipment leasing, capital markets, consumer finance and insurance premium finance. (See also Note 2 of Notes to Consolidated Financial Statements.)

American International Group, Inc. and Subsidiaries
Financial Services Results
Financial Services results were as follows:

	Three Months
	Ended March 31,		Percentage
			Increase/
(in millions)	2007	2006	(Decrease)

Revenues:
Aircraft Leasing(a)	$1,058	$1,012	5%
Capital Markets(b)(c)	228	(300)	–
Consumer Finance(d)(e)	883	925	(5)
Other, including intercompany adjustments	32	29	10

Total	$2,201	$1,666	32%

Operating income (loss):
Aircraft Leasing(a)	$164	$176	(7)%
Capital Markets(b)(c)	68	(470)	–
Consumer Finance(d)(e)	36	176	(80)
Other, including intercompany adjustments	24	10	140

Total	$292	$(108)	–%

(a)	Revenues are primarily aircraft lease rentals from ILFC. Both revenues and operating income include the effect of hedging activities that did not qualify for hedge accounting treatment under FAS 133, including the related foreign exchange gains and losses. For the first three months of 2007 and 2006, the effect was $(37) million and $45 million, respectively. These amounts result primarily from interest rate and foreign currency derivatives that are effective economic hedges of borrowings.
(b)	Revenues, shown net of interest expense of $1.1 billion and $639 million in the first three months of 2007 and 2006, respectively, were primarily from hedged financial positions entered into in connection with counterparty transactions. Both revenues and operating income include the effect of hedging activities that did not qualify for hedge accounting treatment under FAS 133 or for which hedge accounting was not applied, including the related foreign exchange gains and losses. For the first three months of 2007 and 2006, the effect was $(85) million and $(678) million, respectively.

(c)	Certain transactions entered into by AIGFP generate tax credits and benefits which are included in income taxes in the consolidated statement of income. The amounts of such tax credits and benefits for the first three months of 2007 and 2006 were $17 million and $18 million, respectively.

(d)	Revenues are primarily finance charges. Both revenues and operating income include the effect of hedging activities that did not qualify for hedge accounting treatment under FAS 133, including the related foreign exchange gains and losses. For the first three months of 2007 and 2006, the effect was $(36) million and $3 million, respectively. These amounts result primarily from interest rate and foreign currency derivatives that are effective economic hedges of borrowings.

(e)	The three months ended March 31, 2007 includes a pre-tax charge of $128 million in connection with domestic consumer finance’s mortgage banking activities.
Financial Services operating income increased in the first three months of 2007 compared to the same period of 2006 primarily due to differences in the accounting treatment for hedging activities. In the first three months of 2007, AIGFP began applying hedge accounting to certain of its interest rate swaps and foreign currency forward contracts hedging its investments and borrowings. As a result of the application of hedge accounting, AIGFP recognized in earnings the change in the fair value on the hedged items attributable to the hedged risks offsetting the gains and losses on the derivatives designated as hedges. Prior to 2007, hedge accounting under FAS 133 was not being applied to any of the derivatives and related assets and liabilities. Accordingly, revenues and operating income were exposed to volatility resulting from differences in the timing of revenue recognition between the derivatives and the hedged assets and liabilities.
     Beginning in the first quarter of 2007, derivative gains and losses and foreign exchange transaction gains and losses for Financial Services entities other than AIGFP, which were previously reported as part of AIG’s Other category, are now included in Financial Services revenues and operating income. For the first three months of 2007, the amount included in both Financial Services revenues and operating income was a loss of $67 million. All prior periods have been revised to conform to the current presentation.
Aircraft Leasing
AIG’s Aircraft Leasing operations represent the operations of ILFC, which generates its revenues primarily from leasing new and used commercial jet aircraft to foreign and domestic airlines. Revenues also result from the remarketing of commercial jets for ILFC’s own account, and remarketing and fleet management services for airlines and financial institutions. ILFC finances its aircraft purchases primarily through the issuance of debt instruments. ILFC economically hedges its floating rate and foreign currency denominated debt using interest rate and foreign currency derivatives. These derivatives are effective economic hedges; however, since hedge accounting under FAS 133 was not applied, the benefits of using derivatives to hedge these exposures are not reflected in ILFC’s corporate borrowing rates. The composite borrowing rates at March 31, 2007 and 2006 were 5.19 percent and 4.77 percent, respectively. ILFC has begun to apply hedge accounting in the second quarter of 2007.
     ILFC typically contracts to re-lease aircraft before the end of the existing lease term. For aircraft returned before the end of the lease term, ILFC has generally been able to re-lease such aircraft within two to six months of its return. As a lessor, ILFC considers an aircraft “idle” or “off lease” when the aircraft is not subject to a signed lease agreement or signed letter of intent. ILFC had one aircraft off lease at March 31, 2007, and all new aircraft scheduled for delivery through 2007 have been leased.
Aircraft Leasing Results
ILFC’s operating income decreased in the first three months of 2007 compared to the same period of 2006 by $12 million, or 6.8 percent. For the first three months of 2007 and 2006, the effect of hedging activities that did not qualify for hedge accounting treatment under FAS 133, including the related foreign exchange gains and losses, was $(37) million and $45 million, respectively, in both revenues and operating income. Rental revenues increased by $142 million or 15.4 per-

American International Group, Inc. and Subsidiaries
cent, driven by a larger aircraft fleet, increased utilization and higher lease rates. During the first three months of 2007, ILFC’s fleet subject to operating leases increased by 32 airplanes to a total of 856. The increase in rental revenues was partially offset by increases in depreciation expense and interest expense. Depreciation expense increased by $42 million, or 11.5 percent, in line with the increase in the size of the aircraft fleet. Interest expense increased by $71 million, or 22.6 percent, driven by rising cost of funds, a weaker U.S. dollar against the Euro and the British Pound and additional borrowings to fund aircraft purchases. As noted above, ILFC’s interest expense did not reflect the benefit of hedging these exposures.
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
     Beginning in 2007, AIGFP applied hedge accounting under FAS 133 to certain of its interest rate swaps and foreign currency forward contracts hedging its investments and borrowings. As a result, AIGFP recognized in earnings the change in the fair value on the hedged items attributable to the hedged risks offsetting the gains and losses on the derivatives designated as hedges. Prior to 2007, AIGFP did not apply hedge accounting under FAS 133 to any of its derivatives or related assets and liabilities.
Capital Markets Results
Capital Markets operating income increased in the first three months of 2007 by $538 million compared to the same period of 2006, primarily due to differences in its accounting treatment for hedging activities. In the first three months of 2007, AIGFP began applying hedge accounting under FAS 133 to certain of its interest rate swaps and foreign currency forward contracts hedging its investments and borrowings. As a result, AIGFP recognized in earnings the change in the fair value on the hedged items attributable to the hedged risks offsetting the gains and losses on the derivatives designated as hedges. In the first three months of 2007, AIGFP recognized a net loss of $85 million related to hedging activities for which hedge accounting was not applied compared to a net loss of $678 million in the first three months of 2006. The net loss recognized for the first three months of 2007 included a $166 million reduction in fair value at March 31, 2007 of certain derivatives that are an integral part of, and economically hedge, the structured transactions potentially affected by the proposed guidance by the U.S. Treasury Department discussed above in Overview of Operations and Business — Outlook. This valuation adjustment effectively reverses the cumulative gains resulting from movements in market interest rates on the derivatives since their inception through March 31, 2007. While these derivatives were economically hedging the preferred interests in the structured transactions, for accounting purposes the preferred interests were accounted for either at amortized cost, or as available for sale debt securities. Accordingly, no changes in market value on these securities have been recognized in income. The net loss on AIGFP’s derivatives recognized in the first three months of 2006 was partially due to an out of period charge of $300 million related to the remediation of the material weakness in accounting for certain derivative transactions under FAS 133. The remainder of the net loss reflected the effect of increases in U.S. interest rates resulting in a decrease in the fair value of the interest rate derivatives hedging AIGFP’s assets and liabilities. The improved results in the first three months of 2007 were partially offset by reduced transaction flow in AIGFP’s equity, commodity and interest rate products.
     Financial market conditions in the first three months of 2007 were characterized by slight increases in global interest rates, increases in credit spreads, slightly higher equity valuations and a slightly weaker U.S. dollar.
     The most significant component of Capital Markets operating expenses is compensation, which was $123 million and $136 million in the first three months of 2007 and 2006, respectively. The amount of compensation was not affected by gains and losses arising from derivatives not qualifying for hedge accounting treatment under FAS 133.
     AIG elected to early adopt FAS 155, “Accounting for Certain Hybrid Financial Instruments” (FAS 155), in 2006 and AIGFP elected to apply the fair value option to certain structured notes and other financial liabilities containing embedded derivatives outstanding as of January 1, 2006. The cumulative effect of the adoption of FAS 155 on these instruments at January 1, 2006 was a pre-tax loss of $29 million. The effect of these hybrid financial instruments reflected in AIGFP’s operating income in the first three months of 2007 and 2006 was a pre-tax loss of $166 million and a pre-tax gain of $9 million, respectively. These amounts were largely offset by gains and losses on economic hedge positions also reflected in AIGFP’s operating income.
Consumer Finance
AIG’s consumer finance operations in North America are principally conducted through American General Finance, Inc. (AGF). Effective January 2, 2007, AGF expanded its operations into the United Kingdom through the acquisition of Ocean Finance and Mortgages Limited, a finance broker for home owner loans in the United Kingdom. AGF derives a substantial portion of its revenues from finance charges assessed on outstanding real estate loans, secured and un-

American International Group, Inc. and Subsidiaries
secured non-real estate loans and retail sales finance receivables. The real estate loans are comprised principally of first lien mortgages on residential real estate generally having a maximum term of 360 months, and are considered non-conforming. The real estate loans may be closed-end accounts or open-end home equity lines of credit and are principally fixed rate products. AGF does not offer mortgage products with borrower payment options that allow for negative amortization of the principal balance. The secured non-real estate loans are secured by consumer goods, automobiles or other personal property. Both secured and unsecured non-real estate loans and retail sales finance receivables generally have a maximum term of 60 months. The majority of AGF’s originations is sourced through its branches. However, a significant volume of real estate loans is also originated through broker relationships, and to lesser extents, through correspondent relationships and direct mail solicitations.
     AGF also conducts mortgage banking activities through its centralized real estate operations. It originates residential real estate loans, the majority of which are sold to investors on a servicing-released basis. These loans are collateralized by first and second-liens on one to four family properties and are originated largely through broker relationships and to a lesser extent are originated directly to consumers or through correspondent relationships. From July 2003 through February 2006, these loans were originated through an arrangement with AIG Federal Savings Bank, a federally chartered thrift. The origination relationship was terminated in the first quarter of 2006. Since then, all new loans were originated directly by AGF subsidiaries under their own state licenses.
     AIG’s foreign consumer finance operations are principally conducted through AIGCFG. AIGCFG operates primarily in emerging and developing markets. AIGCFG has operations in Argentina, China, Hong Kong, Mexico, Philippines, Poland, Taiwan and Thailand and most recently began operations in India through the acquisition of a majority interest in a sales finance lending operation. In addition, AIGCFG expanded its distribution channels in Thailand by acquiring in the first quarter of 2007 an 80 percent interest in a company with a network of over 130 branches for secured consumer lending. Certain of the AIGCFG operations are partly or wholly owned by life insurance subsidiaries of AIG. Accordingly, the financial results of those companies are allocated between Financial Services and Life Insurance & Retirement Services according to their ownership percentages. While products vary by market, the businesses generally provide credit cards, unsecured and secured non-real estate loans, term deposits, savings accounts, retail sales finance and real estate loans. AIGCFG originates finance receivables through its branches and direct solicitation. AIGCFG also originates finance receivables indirectly through relationships with retailers, auto dealers, and independent agents.
Consumer Finance Results
Consumer Finance operating income decreased by $140 million, or 79.5 percent, in the first three months of 2007 compared to the same period of 2006. Included in operating income is the effect of hedging activities that did not qualify for hedge accounting treatment under FAS 133, including the related foreign exchange gains and losses on the related hedged items, of $(36) million and $3 million in the first three months of 2007 and 2006, respectively.
     The operating income for the first three months of 2007 from the domestic consumer finance operations, which includes the operations of AGF and AIG Federal Savings Bank, decreased by $184 million or 93 percent from the same period of 2006. In light of evolving market and regulatory developments affecting non-prime mortgage lending, AIG’s domestic consumer finance operations are in ongoing discussions with the Office of Thrift Supervision relating to loans originated in the name of AIG Federal Savings Bank during the period from the beginning of July 2003 to the beginning of May 2006. Management expects that the application of underwriting criteria developed in consideration of regulatory guidance issued by the banking agencies will result in significant costs to the domestic consumer finance operations. At this time, management’s best estimate of these costs is $128 million pre-tax, and a charge for this amount has been included in Consumer Finance operating income for the three months ended March 31, 2007.
     First quarter domestic consumer finance revenues and operating income also declined from the prior year partially due to the change in fair value of the derivatives hedging borrowings for which hedge accounting was not applied during either period. During the first three months of 2007, AGF recorded a net loss of $36 million on its derivatives for which hedge accounting was not applied, including the related foreign exchange losses, compared to a net gain of $1 million for the same period of 2006. Additionally, for the first quarter of 2007, domestic results were adversely affected by the slower housing market, higher interest rates on most long-term fixed rate loans and evolving changes in the regulatory environment which resulted in lower real estate loan originations. For the first three months of 2007, results from mortgage banking activities also included a $25 million increase in AGF’s warranty reserve which covers its obligations to repurchase loans sold to third-party investors should there be a first payment default or breach of representations and warranties. Although mortgage loan originations declined in the first quarter of 2007, the softening of home price appreciation (reducing the equity customers may be able to extract from their homes by refinancing) and higher mortgage loan rates contributed to an increase in non-real estate loans of 11 percent at March 31, 2007 compared to March 31, 2006. Retail sales finance receivables also increased 23 percent compared to March 31, 2006 due to increased marketing efforts and customer demand. AGF’s results for the first three

American International Group, Inc. and Subsidiaries
months of 2007 also included $65 million from a favorable out of court settlement.
     The credit quality of AGF’s finance receivables during the first three months of 2007 remained stable. Its net charge-off ratio increased to 0.97 percent compared to 0.88 percent in the same period in 2006, which reflected $6 million of non-recurring recoveries that were recorded in the first quarter of 2006. AGF’s delinquency ratio remained relatively low, although it increased by 31 basis points to 2.05 percent at March 31, 2007 compared to March 31, 2006. AGF’s allowance for finance receivables losses as a percentage of outstanding receivables was 1.99 percent at March 31, 2007 compared to 2.10 percent at March 31, 2006. The allowance for finance receivables losses includes an allowance for catastrophe-related losses relating to hurricane Katrina of $12 million at March 31, 2007 compared to $56 million at March 31, 2006.
     AGF’s interest expense increased by $47 million or 18 percent as both its short-term and long-term borrowing rates increased in the first three months of 2007 compared to the same period of 2006. Its short-term borrowing rates averaged 5.42 percent in the first three months of 2007 compared to 4.59 percent in the same period of 2006, while long-term borrowing rates averaged 5.19 percent in the first quarter of 2007 compared to 4.84 percent in the first quarter of 2006.
     Revenues from the foreign consumer finance operations increased by approximately 17 percent in the first three months of 2007 compared to the same period of 2006. Loan growth, particularly in Poland and Argentina, was the primary driver behind the higher revenues. Operating income in the first quarter of 2006 reflects AIGCFG’s $44 million share of the allowance for losses related to industry-wide credit deterioration in the Taiwan credit card market.
Asset Management Operations
AIG’s Asset Management operations comprise a wide variety of investment-related services and investment products. Such services and products are offered to individuals and institutions both domestically and overseas, and are primarily comprised of Spread-Based Investment Businesses, Institutional Asset Management and Brokerage Services and Mutual Funds.
     The revenues and operating income for this segment are affected by the general conditions in the equity and credit markets. In addition, realized gains and performance fees are contingent upon various fund closings, maturity levels and market conditions.
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
Institutional Asset Management
AIG’s Institutional Asset Management business provides an array of investment products and services globally to institutional investors, AIG subsidiaries and affiliates and high net worth investors. These products and services include traditional equity and fixed income investment management and a full range of alternative asset classes. Delivery of AIG’s Institutional Asset Management products and services is accomplished via a global network of operating subsidiaries comprising AIG Global Asset Management Holdings Corp. and its subsidiaries and affiliated companies (collectively, AIGGIG). The primary operating entities within this group are AIG Global Investment Corp., AIG Global Real Estate Investment Corp. and AIG Private Bank. AIG Private Bank offers banking, trading and investment management services to private client and high net worth individuals and institutions globally.
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
Brokerage Services and Mutual Funds
AIG’s Brokerage Services and Mutual Funds business provides mutual fund and broker-dealer related services to retail investors, group trusts and corporate accounts through an independent network of financial advisors. The AIG Advisor Group, Inc., a subsidiary of AIG Retirement Services, Inc., is comprised of several broker-dealer entities that provide these services to clients primarily in the U.S. marketplace. AIG SunAmerica Asset Management Corp. manages, advises and/or administers retail mutual funds, as well as the underlying assets of variable annuities sold by AIG SunAmerica and VALIC to individuals and groups throughout the United States.
Other
Included in the Other category for Asset Management is income or loss from certain SunAmerica sponsored partnerships and partnership investments. Partnership assets consist of investments in a diversified portfolio of private equity

American International Group, Inc. and Subsidiaries
funds, affordable housing partnerships and hedge fund investments.
Asset Management Results
Asset Management results were as follows:

	Three Months
	Ended March 31,
			Percentage
			Increase/
(in millions)	2007	2006	(Decrease)

Revenues:
Spread-Based Investment Business	$1,015	$675	50%
Institutional Asset Management	668	326	105
Brokerage Services and Mutual Funds	78	73	7
Other	147	65	126

Total	$1,908	$1,139	68%

Operating income:
Spread-Based Investment Business	$491	$207	137%
Institutional Asset Management*	333	158	111
Brokerage Services and Mutual Funds	26	23	13
Other	144	61	136

Total	$994	$449	121%

*	Includes a total of $228 million and $96 million for the three months ended March 31, 2007 and 2006, respectively, of income from certain AIG managed partnerships, private equity and real estate funds that are consolidated. Such income is offset in minority interest expense, which is not a component of operating income, on the consolidated statement of income.
Asset Management revenues and operating income increased significantly in the first three months of 2007 compared to the same period of 2006 due primarily to growth in the Spread-Based Investment and Institutional Asset Management businesses. Other revenues and operating income for Asset Management also increased significantly from a year ago due to higher income from partnerships.
     Beginning in the first quarter of 2007, derivative gains and losses and foreign exchange transaction gains and losses, which were previously reported as part of AIG’s Other category, are now included in Asset Management revenues and operating income. For the first three months of 2007, the amount included in both Asset Management revenues and operating income was a loss of $20 million. All prior periods have been revised to conform to the current presentation.
Spread-Based Investment Business Results
Operating income related to the Spread-Based Investment Business increased in the first three months of 2007 compared to the same period of 2006 due to a significant increase in partnership income associated with the Domestic GIC program. Partnership income in the first quarter of 2007 included a distribution from a single partnership of $164 million, which became available after a five-year restriction on capital withdrawals. Also contributing to the increase in operating income of the Spread-Based Investment Business were increases in operating income generated by hedge funds and affordable housing partnerships. Partnership income is primarily derived from alternative investments and is affected by performance in the equity markets. Thus, revenues, operating income and cash flows attributable to GICs will vary from reporting period to reporting period.
     Offsetting this growth in operating income was the continued runoff of GIC balances. A significant portion of the remaining GIC portfolio consists of floating rate obligations. AIG has entered into hedges to manage against increases in short-term interest rates. AIG believes these hedges are economically effective, but they did not qualify for hedge accounting treatment under FAS 133. Income or loss from these hedges are classified as realized capital gains or losses in the Asset Management segment results.
The following table illustrates the anticipated runoff of the domestic GIC portfolio at March 31, 2007:

	Less Than	1-3	3+-5	Over Five
(in billions)	One Year	Years	Years	Years	Total

Domestic GICs	$6.4	$13.5	$2.7	$6.6	$29.2

MIP operating income, which is reported in the Spread-Based Investment Business, improved during the first three months of 2007 compared to the same period of 2006. During 2005, the MIP replaced the GIC program as AIG’s principal spread-based investment activity. Despite the growth in MIP operating income, AIG does not expect that the income growth in the MIP will offset the runoff in the GIC portfolio for the foreseeable future because the asset mix under the MIP does not include the alternative investments utilized in the GIC program. Through March 31, 2007, AIG has issued the equivalent of $7.5 billion of securities to fund the MIP in the Euromarkets and the U.S. public and private markets. Commencing with transactions initiated in the first quarter of 2007, AIG applied hedge accounting for certain derivative transactions related to the MIP.
     In order to better align financial reporting with the manner in which AIG’s chief operating decision makers have managed their businesses, for the three months ended March 31, 2007, revenues and operating income related to foreign investment contracts, which were historically reported as a component of the Spread-Based Investment Business, are now being reported in the Life Insurance & Retirement Services segment. All prior periods have been revised to conform to the current presentation.
Institutional Asset Management Results
Operating income for Institutional Asset Management increased significantly in the first three months of 2007 compared to the same period of 2006, primarily due to an increase in carried interest and realized capital gains related to hedge funds as well as private equity and real estate partnerships. The increase in carried interest was driven by higher

American International Group, Inc. and Subsidiaries
valuations of portfolio investments and is generally associated with improved performance in the equity markets. Operating income also reflects higher gains on certain consolidated investments and partnerships; however, these gains are offset in minority interest expense, which is not a component of operating income, on the Consolidated Statement of Income.
     AIG’s unaffiliated client assets under management, including both retail mutual funds and institutional accounts, increased 17 percent from March 31, 2006 to $76.5 billion at March 31, 2007, resulting in higher management fee income. The growth in Institutional Asset Management revenues and operating income were driven by contributions from all asset classes globally.
     While unaffiliated client assets under management and the resulting management fees continue to increase, the growth in operating income has trailed the growth in revenues due to higher fund-related expenses as well as sales and infrastructure enhancements. The fund-related expenses are associated with AIG Global Asset Management Holdings Corp. and its subsidiaries and affiliated companies (collectively, AIGGIG) purchasing and carrying investments on its balance sheet in anticipation of future fund launches. AIGGIG held over $2.3 billion in warehoused investments as of March 31, 2007. It is anticipated that these expenses will be recovered from fund entities in future periods. The sales and infrastructure enhancements are associated with AIG’s planned expansion of marketing and distribution capabilities, combined with technology and operational infrastructure-related improvements.
Other Operations
The operating loss of AIG’s Other category was as follows:

	Three Months
	Ended March 31,

(in millions)	2007	2006

Other operating income (loss):
Equity earnings in unconsolidated entities	$41	$19
Interest expense	(252)	(183)
Unallocated corporate expenses	(162)	(184)
Compensation expense – SICO Plans	(10)	(76)
Compensation expense – Starr tender offer	–	(54)
Realized capital gains (losses)	(78)	(5)
Other miscellaneous, net	(38)	(26)

Total Other	$(499)	$(509)

The operating loss for AIG’s Other category declined in the first three months of 2007 compared to the same period of 2006. Increased earnings from unconsolidated entities and lower unallocated corporate expenses were offset by higher interest expenses in the first three months of 2007 resulting from increased borrowings at the parent company. The operating loss in the first three months of 2006 included an out of period charge of $61 million related to the SICO Plans and a one-time charge related to the Starr tender offer of $54 million. Realized capital losses for the first three months of 2007 increased from the same period of 2006 due to foreign exchange losses on foreign denominated debt issued by AIG parent.
     Beginning in the first quarter of 2007, derivative gains and losses and foreign exchange transaction gains and losses for Asset Management and Financial Services entities (other than AIGFP) are now included in Asset Management and Financial Services revenues and operating income. These amounts were previously reported as part of AIG’s Other category. All prior periods have been revised to conform to the current presentation.
Capital Resources and Liquidity
At March 31, 2007, AIG had total consolidated shareholders’ equity of $103.1 billion and total consolidated borrowings of $157.2 billion. At that date, $140.3 billion of such borrowings were not guaranteed by AIG, were matched borrowings by AIG or AIGFP, or represented junior subordinated debt or liabilities connected to trust preferred stock.
Borrowings
At March 31, 2007, AIG’s net borrowings were $16.9 billion, excluding amounts that were matched borrowings by AIG and AIGFP, amounts not guaranteed by AIG, junior subordinated debt and liabilities connected to trust preferred stock. The following table summarizes borrowings outstanding:

	March 31,	December 31,
(in millions)	2007	2006

AIG’s net borrowings	$16,853	$ 17,126
Junior subordinated debt	3,793	–
Liabilities connected to trust preferred stock	1,440	1,440
MIP matched notes and bonds payable	7,672	5,468
Series AIGFP matched notes and bonds payable	97	72
AIGFP
GIAs	19,771	20,664
Matched notes and bonds payable	38,379	35,776
Hybrid financial instrument liabilities*	8,459	8,856
Borrowings not guaranteed by AIG	60,747	59,277

Total	$157,211	$148,679

*	Represents structured notes issued by AIGFP that are accounted for using the fair value option.

American International Group, Inc. and Subsidiaries
Borrowings issued or guaranteed by AIG and subsidiary borrowings not guaranteed by AIG were as follows:

	March 31,	December 31,
(in millions)	2007	2006

AIG borrowings:
Notes and bonds payable	$9,792	$8,915
Junior subordinated debt	3,793	–
Loans and mortgages payable	152	841
MIP matched notes and bonds payable	7,672	5,468
Series AIGFP matched notes and bonds payable	97	72

Total AIG Borrowings	21,506	15,296

Borrowings guaranteed by AIG:
AIGFP
GIAs	19,771	20,664
Notes and bonds payable	40,342	37,528
Hybrid financial instrument liabilities(a)	8,459	8,856

Total	68,572	67,048

AIG Funding, Inc. commercial paper	4,149	4,821

AGC Notes and bonds payable	797	797

Liabilities connected to trust preferred stock	1,440	1,440

Total borrowings issued or guaranteed by AIG	96,464	89,402

Borrowings not guaranteed by AIG:
ILFC
Commercial paper	3,762	2,747
Junior subordinated debt	999	999
Notes and bonds payable(b)	25,826	25,592

Total	30,587	29,338

AGF
Commercial paper	4,251	4,328
Junior subordinated debt	346	–
Notes and bonds payable	19,346	19,595

Total	23,943	23,923

AIGCFG
Commercial paper	306	227
Loans and mortgages payable	1,387	1,453

Total	1,693	1,680

AIG Finance Taiwan Limited commercial paper	29	26

Other Subsidiaries	1,849	1,065

Borrowings of consolidated investments:
A.I. Credit	880	880
AIGGIG	55	55
AIG Global Real Estate Investment	1,485	2,052
AIG SunAmerica	201	203
ALICO	25	55

Total	2,646	3,245

Total borrowings not guaranteed by AIG	60,747	59,277

Total Debt	$157,211	$148,679

(a)	Represents structured notes issued by AIGFP that are accounted for using the fair value option.
(b)	Includes borrowings under Export Credit Facility of $2.7 billion at March 31, 2007 and December 31, 2006.

American International Group, Inc. and Subsidiaries
The debt activity, excluding commercial paper of $12.50 billion and borrowings of consolidated investments of $2.65 billion, for the three months ended March 31, 2007 was as follows:
(in millions)

	Balance at		Maturities	Effect of		Balance at
	December 31,		and	Foreign	Other	March 31,
	2006	Issuances	Repayments	Exchange	Changes	2007

AIG
Notes and bonds payable	$8,915	$850	$–	$11	$16	$9,792
Junior subordinated debt	–	3,740	–	53	–	3,793
Loans and mortgages payable	841	13	(702)	–	–	152
MIP matched notes and bonds payable	5,468	2,216	–	(14)	2	7,672
Series AIGFP matched notes and bonds payable	72	25	–	–	–	97

AIGFP
GIAs	20,664	979	(1,775)	–	(97)	19,771
Notes and bonds payable and hybrid financial instrument liabilities	46,384	12,563	(10,298)	5	147	48,801

AGC notes and bonds payable	797	–	–	–	–	797
Liabilities connected to trust preferred stock	1,440	–	–	–	–	1,440
ILFC notes and bonds payable	25,592	702	(533)	63	2	25,826
ILFC junior subordinated debt	999	–	–	–	–	999
AGF notes and bonds payable	19,595	1,117	(1,603)	39	198	19,346
AGF junior subordinated debt	–	346	–	–	–	346
AIGCFG loans and mortgages payable	1,453	1,196	(1,188)	3	(77)	1,387
Other subsidiaries	1,065	109	(104)	(3)	782	1,849

Total	$133,285	$23,856	$(16,203)	$157	$973	$142,068

AIG (Parent Company)
AIG intends to continue its customary practice of issuing debt securities from time to time to meet its financing needs and those of certain of its subsidiaries for general corporate purposes, as well as for the MIP. As of March 31, 2007, AIG had up to $18.6 billion of debt securities, preferred and common stock and other securities registered under its universal shelf registration statement and available for issuance from time to time.
     AIG maintains a medium term note program under its shelf registration statement. As of March 31, 2007, approximately $2.75 billion principal amount of notes were outstanding under the medium term note program, of which $750 million was used for AIG’s general corporate purposes, $97 million was used by AIGFP and $1.9 billion was used to fund the MIP. The maturity dates of these notes range from 2011 to 2047. To the extent deemed appropriate, AIG may enter into swap transactions to manage its effective borrowing with respect to these notes.
     AIG also maintains a Euro medium term note program under which an aggregate nominal amount of up to $10.0 billion of notes may be outstanding at any one time. As of March 31, 2007, the equivalent of $6.5 billion of notes were outstanding under the program, of which $4.5 billion were used to fund the MIP and the remainder was used for AIG’s general corporate purposes. The aggregate amount outstanding includes $255 million resulting from foreign exchange translation into U.S. dollars, of which $171 million relates to notes issued by AIG for general corporate purposes and $84 million relates to notes issued to fund the MIP.
     During the first quarter of 2007, AIG issued in Rule 144A offerings an aggregate of $1.35 billion principal amount of senior notes, of which $500 million was used to fund the MIP and $850 million was used for AIG’s general corporate purposes.
     AIG maintains a shelf registration statement in Japan, providing for the issuance of up to Japanese Yen 300 billion principal amount of senior notes, of which the equivalent of $425 million was outstanding as of March 31, 2007, the proceeds of which were used for AIG’s general corporate purposes. AIG also maintains an Australian dollar debt program under which senior notes with an aggregate principal amount of up to 5 billion Australian dollars may be outstanding at any one time. Although as of March 31, 2007 there were no outstanding notes under the Australian program, AIG intends to use the program opportunistically to fund the MIP or for AIG’s general corporate purposes.
     In March 2007, AIG issued $3.7 billion of junior subordinated debentures in three series. The proceeds from the issuance are being used to repurchase shares of AIG’s common stock. This issuance consisted of: $1 billion aggregate principal amount of Series A-1 6.25 percent junior subordinated debentures (U.S. Dollar Debentures); British Pound 750 million aggregate principal amount of Series A-2 5.75 percent junior subordinated debentures (Sterling Debentures); and Euro 1 billion aggregate principal amount of Series A-3 4.875 percent junior subordinated debentures (Euro Debentures and together with the U.S. Dollar Debentures and Sterling Debentures, the Debentures). Subject to the applicable Replacement Capital Covenant (RCC) described below, the U.S. Dollar Debentures are scheduled for repayment in

American International Group, Inc. and Subsidiaries
2037 and have a final maturity in 2087, and the Sterling and Euro Debentures are scheduled for repayment in 2037 and have a final maturity in 2067. The Debentures are redeemable by AIG prior to those times at make-whole redemption prices. In addition, the Sterling and Euro Debentures are redeemable by AIG at par beginning in 2017.
     In connection with each series of Debentures, AIG entered into an RCC for the benefit of the holders of AIG’s 6.25 percent Notes Due 2036. The RCCs provide that AIG will not repay, redeem, or purchase the U.S. Dollar Debentures on or before March 15, 2067, or the Sterling and Euro Debentures on or before March 15, 2047, unless it has received qualifying proceeds from the sale of replacement capital securities.
     Also, in the first quarter of 2007, AIG repaid the remaining $700 million of bank term loans that were borrowed by AIG in March 2006.
     AIG began applying hedge accounting for certain AIG parent transactions in the first quarter of 2007.
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
     AIGFP has a Euro medium term note program under which an aggregate nominal amount of up to $10.0 billion of notes may be outstanding at any one time. As of March 31, 2007, $7.16 billion of notes were outstanding under the program, including $649 million resulting from foreign exchange translation into U.S. dollars. The notes issued under this program are guaranteed by AIG and are included in AIGFP’s Notes and Bonds Payable in the preceding table of borrowings.
AIG Funding
AIG Funding, Inc. (AIG Funding) issues commercial paper that is guaranteed by AIG in order to help fulfill the short-term cash requirements of AIG and its subsidiaries. The issuance of AIG Funding’s commercial paper, including the guarantee by AIG, is subject to the approval of AIG’s Board of Directors or the Finance Committee of the Board if it exceeds certain pre-approved limits.
     As backup for the commercial paper program and for other general corporate purposes, AIG and AIG Funding maintain revolving credit facilities, which, as of March 31, 2007, had an aggregate of $5.5 billion available to be drawn and which are summarized below under Revolving Credit Facilities.
ILFC
ILFC fulfills its short-term cash requirements through operating cash flows and the issuance of commercial paper. The issuance of commercial paper is subject to the approval of ILFC’s Board of Directors and is not guaranteed by AIG. ILFC maintains syndicated revolving credit facilities which, as of March 31, 2007, totaled $6.5 billion and which are summarized below under Revolving Credit Facilities. These facilities are used as back up for ILFC’s maturing debt and other obligations.
     As a well-known seasoned issuer, ILFC has filed an automatic shelf registration statement with the SEC allowing ILFC immediate access to the U.S. public debt markets. At March 31, 2007, $2.50 billion of debt securities were issued under this registration statement and $5.82 billion were issued under a prior registration statement. In addition, ILFC has a Euro medium term note program for $7.0 billion, under which $4.28 billion in notes were sold through March 31, 2007. Notes issued under the Euro medium term note program are included in ILFC Notes and bonds payable in the preceding table of borrowings. The foreign exchange adjustment for the foreign currency denominated debt was $796 million at March 31, 2007 and $733 million at December 31, 2006. ILFC has substantially eliminated the currency exposure arising from foreign currency denominated notes by economically hedging the portion of the note exposure not already offset by Euro-denominated operating lease payments, although such hedges did not qualify for hedge accounting treatment under FAS 133.
     ILFC had a $4.3 billion Export Credit Facility for use in connection with the purchase of approximately 75 aircraft delivered through 2001. This facility was guaranteed by various European Export Credit Agencies. The interest rate varies from 5.75 percent to 5.90 percent on these amortizing ten-year borrowings depending on the delivery date of the aircraft. At March 31, 2007, ILFC had $0.9 billion outstanding under this facility. The debt is collateralized by a pledge of the

American International Group, Inc. and Subsidiaries
shares of a subsidiary of ILFC, which holds title to the aircraft financed under the facility.
     In May 2004, ILFC entered into a similarly structured Export Credit Facility for up to a maximum of $2.64 billion for Airbus aircraft to be delivered through May 31, 2005. The facility was subsequently increased to $3.64 billion and extended to include aircraft to be delivered through May 31, 2007. The facility becomes available as the various European Export Credit Agencies provide their guarantees for aircraft based on a six-month forward-looking calendar, and the interest rate is determined through a bid process. At March 31, 2007, ILFC had $1.8 billion outstanding under this facility. Borrowings with respect to these facilities are included in ILFC’s Notes and bonds payable in the preceding table of borrowings.
     From time to time, ILFC enters into funded financing agreements. As of March 31, 2007, ILFC had a total of $1.2 billion outstanding, which has varying maturities through February 2012. The interest rates are LIBOR-based, with spreads ranging from 0.30 percent to 1.625 percent.
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
AGF
AGF fulfills most of its short-term cash borrowing requirements through the issuance of commercial paper. The issuance of commercial paper is subject to the approval of AGF’s Board of Directors and is not guaranteed by AIG. AGF maintains committed syndicated revolving credit facilities which, as of March 31, 2007, totaled $4.25 billion and which are summarized below under Revolving Credit Facilities. The facilities can be used for general corporate purposes and to provide backup for AGF’s commercial paper programs.
     As of March 31, 2007, notes and bonds aggregating $19.69 billion were outstanding with maturity dates ranging from 2007 to 2067 at interest rates ranging from 1.94 percent to 8.45 percent. To the extent deemed appropriate, AGF may enter into swap transactions to manage its effective borrowing with respect to these notes and bonds. As a well-known seasoned issuer, AGF has filed an automatic shelf registration statement with the SEC allowing AGF immediate access to the U.S. public debt markets. At March 31, 2007, AGF had the corporate authorization to issue up to $12.5 billion of debt securities under its shelf registration statements.
     In January 2007, AGF issued junior subordinated debentures in an aggregate principal amount of $350 million that mature in January 2067. The debentures underlie a series of trust preferred securities sold by a trust sponsored by AGF in a Rule 144A/ Regulation S offering. AGF can redeem the debentures at par beginning in January 2017.
     AGF’s funding sources include a medium term note program, private placement debt, retail note issuances, bank financing and securitizations of finance receivables that AGF accounts for as on-balance-sheet secured financings. In addition, AGF has become an established issuer of long-term debt in the international capital markets.
     In addition to debt refinancing activities, proceeds from the collection of finance receivables are used to fund cash needs including the payment of principal and interest on AGF’s debt. AIG does not guarantee any of the debt obligations of AGF. See also Operating Review — Financial Services Operations and Liquidity herein.
AIGCFG
AIGCFG has a variety of funding mechanisms for its various markets, including retail and wholesale deposits, short-term and long-term bank loans, and intercompany subordinated debt. AIG Credit Card Company (Taiwan), a consumer finance business in Taiwan, and AIG Finance (Thailand) PLC have issued commercial paper for the funding of their respective operations. AIG does not guarantee any borrowings for AIGCFG businesses, including this commercial paper.

American International Group, Inc. and Subsidiaries
Revolving Credit Facilities
AIG, ILFC and AGF maintain committed, unsecured revolving credit facilities listed on the table below in order to support their respective commercial paper programs and for general corporate purposes. AIG, ILFC and AGF expect to replace or extend these credit facilities on or prior to their expiration. Some of the facilities, as noted below, contain a “term-out option” allowing for the conversion by the borrower of any outstanding loans at expiration into one-year term loans.
(in millions)

			Available
			Amount		One-Year
			March 31,		Term-Out
Facility	Size	Borrower(s)	2007	Expiration	Option

AIG:
364-Day Syndicated Facility	$1,625	AIG/AIG Funding(a) AIG Capital Corporation(a)	$1,625	July 2007	Yes
5-Year Syndicated Facility	1,625	AIG/AIG Funding(a) AIG Capital Corporation(a)	1,625	July 2011	No
364-Day Bilateral Facility (b)	3,200	AIG/AIG Funding	211	November 2007	Yes
364-Day Intercompany Facility(c)	2,000	AIG	2,000	October 2007	Yes

Total AIG	$8,450		$5,461

ILFC:
5-Year Syndicated Facility	$2,500	ILFC	$2,500	October 2011	No
5-Year Syndicated Facility	2,000	ILFC	2,000	October 2010	No
5-Year Syndicated Facility	2,000	ILFC	2,000	October 2009	No

Total ILFC	$6,500		$6,500

AGF:
364-Day Syndicated Facility	$2,125	American General Finance Corporation American General Finance, Inc. (d)	$2,125	July 2007	Yes
5-Year Syndicated Facility	2,125	American General Finance Corporation	2,125	July 2010	No

Total AGF	$4,250		$4,250

(a)	Guaranteed by AIG.
(b)	This facility can be drawn in the form of loans or letters of credit. All drawn amounts shown above are in the form of letters of credit.

(c)	Subsidiaries of AIG are the lenders on this facility.

(d)	American General Finance, Inc. is an eligible borrower for up to $400 million only.
Credit Ratings
The cost and availability of unsecured financing for AIG and its subsidiaries are generally dependent on their short-term and long-term debt ratings. The following table presents the credit ratings of AIG and certain of its subsidiaries as of April 30, 2007. In parentheses, following the initial occurrence in the table of each rating, is an indication of that rating’s relative rank within the agency’s rating categories. That ranking refers only to the generic or major rating category and not to the modifiers appended to the rating by the rating agencies to denote relative position within such generic or major category.

	Short-term Debt			Senior Long-term Debt

	Moody’s	S&P	Fitch	Moody’s(a)	S&P(b)	Fitch(c)

AIG	P-1 (1st of 3)	A-1+ (1st of 6)	F1+ (1st of 5)	Aa2 (2nd of 9)	AA (2nd of 8)	AA (2nd of 9)
AIG Financial Products Corp.(d)	P-1	A-1+	—	Aa2	AA	—
AIG Funding, Inc. (d)	P-1	A-1+	F1+	—	—	—
ILFC	P-1	A-1+	F1 (1st of 5)	A1 (3rd of 9)	AA-(e) (2nd of 8)	A+ (3rd of 9)
American General Finance Corporation	P-1	A-1 (1st of 6)	F1	A1	A+ (3rd of 8)	A+
American General Finance, Inc.	P-1	A-1	F1	—	—	A+

(a)	Moody’s Investors Service (Moody’s). Moody’s appends numerical modifiers 1, 2 and 3 to the generic rating categories to show relative position within rating categories.
(b)	Standard & Poor’s, a division of the McGraw-Hill Companies (S&P). S&P ratings may be modified by the addition of a plus or minus sign to show relative standing within the major rating categories.
(c)	Fitch Ratings (Fitch). Fitch ratings may be modified by the addition of a plus or minus sign to show relative standing within the major rating categories.
(d)	AIG guarantees all obligations of AIG Financial Products Corp. and AIG Funding, Inc.
(e)	Negative rating outlook. A negative outlook by S&P indicates that a rating may be lowered, but is not necessarily a precursor of a ratings change. The outlook on all other credit ratings in the table is stable.

American International Group, Inc. and Subsidiaries
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
     It is estimated that, as of the close of business on April 30, 2007, based on AIGFP’s outstanding municipal GIAs and financial derivatives transactions as of such date, a downgrade of AIG’s long-term senior debt ratings to ‘Aa3’ by Moody’s or ‘AA-’ by S&P would permit counterparties to call for approximately $902 million of collateral. Further, additional downgrades could result in requirements for substantial additional collateral, which could have a material effect on how AIGFP manages its liquidity. The actual amount of additional collateral that AIGFP would be required to post to counterparties in the event of such downgrades depends on market conditions, the fair value of the outstanding affected transactions and other factors prevailing at the time of the downgrade. Additional obligations to post collateral would increase the demand on AIGFP’s liquidity.
Contractual Obligations and Other Commercial Commitments
The maturity schedule of AIG’s contractual obligations at March 31, 2007 was as follows:

		Payments due by Period

		Less
	Total	Than	1-3	3+-5	Over Five
(in millions)	Payments	One Year	Years	Years	Years

Borrowings(a)	$142,068	$35,916	$34,260	$34,865	$37,027
Interest payments on borrowings	80,102	5,204	8,535	6,166	60,197
Loss reserves(b)	81,135	22,312	24,747	11,764	22,312
Insurance and investment contract liabilities(c)	593,578	22,560	34,274	41,429	495,315
GIC liabilities(d)	36,224	5,495	17,240	3,000	10,489
Aircraft purchase commitments	17,177	3,249	7,185	2,377	4,366

Total	$950,284	$94,736	$126,241	$99,601	$629,706

(a)	Excludes commercial paper and obligations included as debt pursuant to FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46R), and includes hybrid financial instrument liabilities recorded at fair value.
(b)	Represents future loss and loss adjustment expense payments estimated based on historical loss development payment patterns.
(c)	Insurance and investment contract liabilities include various investment-type products with contractually scheduled maturities, including periodic payments of a term certain nature. Insurance and investment contract liabilities also include benefit and claim liabilities, of which a significant portion represents policies and contracts that do not have stated contractual maturity dates and may not result in any future payment obligations. For these policies and contracts (i) AIG is currently not making payments until the occurrence of an insurable event, such as death or disability, (ii) payments are conditional on survivorship, or (iii) payment may occur due to a surrender or other non-scheduled event out of AIG’s control. AIG has made significant assumptions to determine the estimated undiscounted cash flows of these contractual policy benefits, which assumptions include mortality, morbidity, future lapse rates, expenses, investment returns and interest crediting rates, offset by expected future deposits and premium on in-force policies. Due to the significance of the assumptions used, the amounts presented could be materially different from actual required payments. The amounts presented in this table are undiscounted and therefore exceed the future policy benefits and policyholder contract deposits included in the balance sheet.
(d)	Represents guaranteed maturities under GICs.

American International Group, Inc. and Subsidiaries
The maturity schedule of other commercial commitments of AIG and its consolidated subsidiaries at March 31, 2007 was as follows:

		Amount of Commitment Expiration

	Total	Less			Over
	Amounts	Than	1-3	3+-5	Five
(in millions)	Committed	One Year	Years	Years	Years

Letters of credit:
Life Insurance & Retirement Services	$185	$17	$4	$22	$142
DBG	191	191	—	—	—
Standby letters of credit:
Capital Markets	1,728	1,452	72	42	162
Parent Company(a)	739	620	1	118	—
Guarantees:
Life Insurance & Retirement Services(b)	2,170	76	44	537	1,513
Aircraft Leasing	201	—	51	28	122
Asset Management	515	292	53	—	170
General Insurance	40	40	—	—	—
Other commercial commitments(c):
Capital Markets(d)	16,161	5,323	1,948	2,684	6,206
Aircraft Leasing(e)	344	—	—	—	344
Other Financial Services companies	12	8	—	—	4
Life Insurance & Retirement Services(f)	5,149	1,347	1,687	1,124	991
Asset Management(g)	1,410	1,003	243	126	38
General Insurance companies(h)	1,982	692	880	389	21
Parent and other companies	318	112	181	25	—

Total	$31,145	$11,173	$5,164	$5,095	$9,713

(a)	Represents reimbursement obligations under letters of credit issued by commercial banks.
(b)	Primarily AIG SunAmerica construction guarantees connected to affordable housing investments.
(c)	Excludes commitments with respect to pension plans. The annual pension contribution for 2007 is expected to be approximately $95 million for U.S. and non-U.S. plans.
(d)	Primarily liquidity facilities provided in connection with certain municipal swap transactions and collateralized bond obligations.
(e)	Primarily in connection with options to acquire aircraft.
(f)	Primarily AIG SunAmerica commitments to invest in partnerships.
(g)	Includes commitments to invest in limited partnerships, private equity and hedge funds and real estate.
(h)	Primarily commitments to invest in limited partnerships.
Shareholders’ Equity
AIG’s consolidated shareholders’ equity increased during the first three months of 2007 and twelve months of 2006 as follows:

	March 31,	December 31,
(in millions)	2007	2006

Beginning of year	$101,677	$86,317
Net income	4,130	14,048
Unrealized appreciation (depreciation) of investments, net of tax	851	1,735
Cumulative translation adjustment, net of tax	(137)	936
Dividends to shareholders	(430)	(1,690)
Payments advanced to purchase shares	(2,851)	—
Other*	(185)	331

End of period	$103,055	$101,677

*	Reflects the effects of employee stock transactions and cumulative effect of accounting changes.
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

American International Group, Inc. and Subsidiaries
Share Repurchases
From time to time, AIG may buy shares of its common stock for general corporate purposes, including to satisfy its obligations under various employee benefit plans. In February 2007, AIG’s Board of Directors increased its share repurchase program by authorizing the repurchase of shares with an aggregate purchase price of $8 billion. During March 2007, AIG made open market share repurchases and entered into a $3 billion structured share repurchase arrangement. A total of 2,470,499 shares were repurchased during March 2007. The portion of the payment advanced by AIG under the structured share repurchase arrangement that had not yet been utilized to repurchase shares at March 31, 2007, amounting to $2.85 billion, has been recorded as a component of shareholders’ equity under the caption Payments advanced to purchase shares. Purchases have continued since March 31, 2007, with an additional 6,643,052 shares purchased during April 2007, and purchases are anticipated to occur throughout 2007. All shares repurchased are recorded as treasury stock at cost.
Liquidity
AIG manages liquidity at both the subsidiary and parent company levels. At March 31, 2007, AIG’s consolidated invested assets, primarily held by its subsidiaries, included $27.6 billion in cash and short-term investments. Consolidated net cash provided from operating activities in the first three months of 2007 amounted to $8.6 billion. At the parent company level, liquidity management activities are conducted in a manner to preserve and enhance funding stability, flexibility, and diversity through the full range of potential operating environments and market conditions. AIG’s primary sources of cash flow are dividends and other payments from its regulated and unregulated subsidiaries, as well as issuances of debt securities. Primary uses of cash flow are for debt service, subsidiary funding, shareholder dividend payments and common stock repurchases. Management believes that AIG’s liquid assets, cash provided by operations and access to the capital markets will enable it to meet its anticipated cash requirements, including the funding of increased dividends under AIG’s new dividend policy and repurchases of common stock.
     In the first three months of 2007, AIG parent collected $1.3 billion in dividends and other payments from subsidiaries, principally from DBG companies, issued $4.6 billion of debt securities and retired $700 million of debt, excluding MIP and Series AIGFP debt. AIG parent also advanced $3 billion for a structured share repurchase arrangement. AIG parent made interest payments totaling $16 million, made $82 million in capital contributions to subsidiaries, and paid $430 million in dividends to shareholders in the first three months of 2007.
     AIG funds its short-term working capital needs through commercial paper issued by AIG Funding. As of March 31, 2007, AIG Funding had $4.1 billion of commercial paper outstanding with an average maturity of 35 days. As additional liquidity, AIG parent and AIG Funding maintain revolving credit facilities that, as of March 31, 2007, had an aggregate of $5.5 billion available to be drawn, which are summarized above under Revolving Credit Facilities.
Invested Assets
AIG’s investment strategy is to invest primarily in high quality securities while maintaining diversification to avoid significant exposure to issuer, industry and/or country concentrations.

American International Group, Inc. and Subsidiaries
The following tables summarize the composition of AIG’s invested assets by segment.

		Life
		Insurance &
	General	Retirement	Financial	Asset
(in millions)	Insurance	Services	Services	Management	Other	Total

March 31, 2007
Fixed maturities:
Bonds available for sale, at fair value	$69,508	$289,383	$1,369	$29,881	$–	$390,141
Bonds held to maturity, at amortized cost	21,414	–	–	–	–	21,414
Bond trading securities, at fair value	–	8,845	–	–	–	8,845
Equity securities:
Common stocks available for sale, at fair value	4,424	9,713	–	238	82	14,457
Common and preferred stocks trading, at fair value	395	15,361	–	–	–	15,756
Preferred stocks available for sale, at fair value	1,950	746	7	–	–	2,703
Mortgage loans on real estate, net of allowance	12	13,833	111	4,272	–	18,228
Policy loans	2	7,478	2	48	(9)	7,521
Collateral and guaranteed loans, net of allowance	3	782	3,190	781	84	4,840
Financial services assets:
Flight equipment primarily under operating leases, net of accumulated depreciation	–	–	41,345	–	–	41,345
Securities available for sale, at fair value	–	–	47,643	–	–	47,643
Trading securities, at fair value	–	–	5,369	–	–	5,369
Spot commodities	–	–	73	–	–	73
Unrealized gain (loss) on swaps, options and forward transactions	–	–	17,198	–	(651)	16,547
Trade receivables	–	–	3,883	–	–	3,883
Securities purchased under agreements to resell, at contract value	–	–	31,775	–	–	31,775
Finance receivables, net of allowance	–	5	29,503	–	–	29,508
Securities lending collateral, at fair value	6,012	53,886	80	14,849	–	74,827
Other invested assets	9,909	14,836	2,927	15,892	603	44,167
Short-term investments, at cost	3,575	16,712	1,367	4,092	120	25,866

Total investments and financial services assets as shown on the balance sheet	117,204	431,580	185,842	70,053	229	804,908

Cash	427	772	341	157	5	1,702
Investment income due and accrued	1,290	4,513	22	344	1	6,170
Real estate, net of accumulated depreciation	565	894	24	76	21	1,580

Total invested assets*	$119,486	$437,759	$186,229	$70,630	$256	$814,360

* At March 31, 2007, approximately 68 percent and 32 percent of invested assets were held in domestic and foreign investments, respectively.

American International Group, Inc. and Subsidiaries

		Life
		Insurance &
	General	Retirement	Financial	Asset
(in millions)	Insurance	Services	Services	Management	Other	Total

December 31, 2006
Fixed maturities:
Bonds available for sale, at fair value	$67,994	$288,540	$1,357	$29,500	$–	$387,391
Bonds held to maturity, at amortized cost	21,437	–	–	–	–	21,437
Bond trading securities, at fair value	1	9,036	–	–	–	9,037
Equity securities:
Common stocks available for sale, at fair value	4,245	8,711	–	226	80	13,262
Common stocks trading, at fair value	350	14,071	–	–	–	14,421
Preferred stocks available for sale, at fair value	1,884	650	5	–	–	2,539
Mortgage loans on real estate, net of allowance	13	12,852	95	4,107	–	17,067
Policy loans	1	7,458	2	48	(8)	7,501
Collateral and guaranteed loans, net of allowance	3	733	2,301	729	84	3,850
Financial services assets:
Flight equipment primarily under operating leases, net of accumulated depreciation	–	–	39,875	–	–	39,875
Securities available for sale, at fair value	–	–	47,205	–	–	47,205
Trading securities, at fair value	–	–	5,031	–	–	5,031
Spot commodities	–	–	220	–	–	220
Unrealized gain on swaps, options and forward transactions	–	–	19,252	–	–	19,252
Trade receivables	–	–	4,317	–	–	4,317
Securities purchased under agreements to resell, at contract value	–	–	31,853	–	–	31,853
Finance receivables, net of allowance	–	–	29,573	–	–	29,573
Securities lending collateral, at fair value	5,376	50,099	76	13,755	–	69,306
Other invested assets	9,207	14,263	2,212	15,823	609	42,114
Short-term investments, at cost	3,281	14,520	1,245	6,198	5	25,249

Total investments and financial services assets as shown on the balance sheet	113,792	420,933	184,619	70,386	770	790,500

Cash	334	740	390	118	8	1,590
Investment income due and accrued	1,363	4,364	23	326	1	6,077
Real estate, net of accumulated depreciation	570	698	17	75	26	1,386

Total invested assets*	$116,059	$426,735	$185,049	$70,905	$805	$799,553

*	At December 31, 2006, approximately 68 percent and 32 percent of invested assets were held in domestic and foreign investments, respectively.
     As a result of AIG’s periodic evaluation of its securities for other-than-temporary impairments in value, AIG recorded, in realized capital gains (losses), other-than-temporary impairment pre-tax losses of $467 million and $226 million in the first three months of 2007 and 2006, respectively. The majority of the losses in the first three months of 2007 related to the Foreign Life operations and reflected a decline in value of U.S. dollar bonds held in Thailand and Singapore due to the depreciation of the U.S. dollar against the local currency.
     No impairment charge with respect to any one single credit was significant to AIG’s consolidated financial condition or results of operations, and no individual impairment loss exceeded 1.0 percent of consolidated net income for the first three months of 2007.

American International Group, Inc. and Subsidiaries
At March 31, 2007, aggregate pre-tax unrealized gains were $17.9 billion, while the pre-tax unrealized losses with respect to investment grade bonds, non-investment grade bonds and equity securities were $2.6 billion, $79 million and $116 million, respectively. Aging of the pre-tax unrealized losses with respect to these securities, distributed as a percentage of cost relative to unrealized loss (the extent by which the fair value is less than amortized cost or cost), including the number of respective items, was as follows:

	Less than or equal to			Greater than 20% to			Greater than 50% of
	20% of Cost			50% of Cost			Cost			Total
Aging
(dollars in		Unrealized			Unrealized			Unrealized			Unrealized
millions)	Cost(a)	Loss	Items	Cost(a)	Loss	Items	Cost(a)	Loss	Items	Cost(a)	Loss(b)	Items

Investment grade bonds
0-6 months	$44,008	$533	5,413	$83	$22	10	$—	$—	—	$44,091	$555	5,423
7-12 months	13,094	151	1,710	20	5	1	—	—	—	13,114	156	1,711
>12 months	84,288	1,900	12,961	61	5	16	—	—	—	84,349	1,905	12,977

Total	$141,390	$2,584	20,084	$164	$32	27	$—	$—	—	$141,554	$2,616	20,111

Below investment grade bonds
0-6 months	$2,273	$19	703	$3	$1	5	$2	$1	5	$2,278	$21	713
7-12 months	361	6	47	2	—	2	—	—	—	363	6	49
>12 months	1,696	52	208	—	—	—	—	—	—	1,696	52	208

Total	$4,330	$77	958	$5	$1	7	$2	$1	5	$4,337	$79	970

Total bonds
0-6 months	$46,281	$552	6,116	$86	$23	15	$2	$1	5	$46,369	$576	6,136
7-12 months	13,455	157	1,757	22	5	3	—	—	—	13,477	162	1,760
>12 months	85,984	1,952	13,169	61	5	16	—	—	—	86,045	1,957	13,185

Total	$145,720	$2,661	21,042	$169	$33	34	$2	$1	5	$145,891	$2,695	21,081

Equity securities
0-6 months	$1,831	$72	1,454	$69	$21	115	$2	$—	8	$1,902	$93	1,577
7-12 months	261	12	159	35	10	43	1	1	24	297	23	226
>12 months	—	—	—	—	—	—	—	—	—	—	—	—

Total	$2,092	$84	1,613	$104	$31	158	$3	$1	32	$2,199	$116	1,803

(a)	For bonds, represents amortized cost.
(b)	As more fully described above, upon realization, certain realized losses will be charged to participating policyholder accounts, or realization will result in a current decrease in the amortization of DAC.
     At March 31, 2007, the fair value of AIG’s fixed maturities and equity securities aggregated $501.6 billion. At March 31, 2007, aggregate unrealized gains after taxes for fixed maturity and equity securities were $11.6 billion. At March 31, 2007, the aggregate unrealized losses after taxes of fixed maturity and equity securities were approximately $1.8 billion.
     The effect on net income of unrealized losses after taxes will be mitigated upon realization because certain realized losses will be charged to participating policyholder accounts, or realization will result in current decreases in the amortization of certain DAC.
     At March 31, 2007, unrealized losses for fixed maturity securities and equity securities did not reflect any significant industry concentrations.
The amortized cost of fixed maturities available for sale in an unrealized loss position at March 31, 2007, by contractual maturity, is shown below:

Amortized
(in millions)	Cost

Due in one year or less	$6,525
Due after one year through five years	28,993
Due after five years through ten years	48,604
Due after ten years	61,769

Total	$145,891

     For the three months ended March 31, 2007, the pre-tax realized losses incurred with respect to the sale of fixed maturities and equity securities were $255 million. The aggregate fair value of securities sold was $7.3 billion, which was approximately 97 percent of amortized cost. The average period of time that securities sold at a loss during the three months ended March 31, 2007 were trading continuously at a price below book value was approximately four months.

American International Group, Inc. and Subsidiaries
Risk Management
AIG believes that strong risk management practices and a sound internal control environment are fundamental to its continued success and profitable growth. Through its extensive global operations, AIG is exposed to a number of major risks, including insurance, credit, market and operational risks. AIG senior management establishes the framework, principles and guidelines for risk management. AIG business executives are responsible for establishing and implementing risk management processes and responding to the individual needs and issues within their businesses, including risk concentrations within their business segments.
     For a complete discussion of AIG’s risk management program, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2006 Annual Report on Form 10-K.
Insurance, Asset Management and Non-Trading Financial Services VaR
AIG has performed one comprehensive Value at Risk (VaR) analysis across all of its non-trading businesses, and a separate VaR analysis for its trading business at AIGFP. The comprehensive VaR is categorized by AIG business segment (General Insurance, Life Insurance & Retirement Services, Financial Services and Asset Management) and also by market risk factor (interest rate, currency and equity).
     AIG calculated the VaR with respect to net fair values as of March 31, 2007 and December 31, 2006. The VaR number represents the maximum potential loss as of those dates that could be incurred with a 95 percent confidence and a one-month holding period.
The following table presents the period-end, average, high and low VaRs on a diversified basis and of each component of market risk for each of AIG’s non-trading investments. The diversified VaR is usually smaller than the sum of its components due to correlation effects.

	2007				2006

		Three months ended				Year ended
		March 31,				December 31,
	As of				As of
(in millions)	March 31,	Average	High	Low	December 31,	Average	High	Low

Total AIG Non-Trading
Market risk:
Diversified	$5,129	$5,101	$5,129	$5,073	$5,073	$5,209	$5,783	$4,852
Interest rate	4,659	4,618	4,659	4,577	4,577	4,962	5,765	4,498
Currency	685	685	686	685	686	641	707	509
Equity	1,956	1,914	1,956	1,873	1,873	1,754	1,873	1,650
General Insurance:
Market risk:
Diversified	$1,543	$1,630	$1,717	$1,543	$1,717	$1,697	$1,776	$1,617
Interest rate	1,470	1,506	1,541	1,470	1,541	1,635	1,717	1,541
Currency	205	208	212	205	212	162	212	119
Equity	587	580	587	573	573	551	573	535
Life Insurance & Retirement Services:
Market risk:
Diversified	$4,688	$4,631	$4,688	$4,574	$4,574	$4,672	$5,224	$4,307
Interest rate	4,552	4,511	4,552	4,471	4,471	4,563	5,060	4,229
Currency	583	575	583	568	568	538	592	459
Equity	1,325	1,309	1,325	1,293	1,293	1,228	1,299	1,133
Non-Trading Financial Services:
Market risk:
Diversified	$85	$105	$125	$85	$125	$165	$252	$125
Interest rate	76	101	127	76	127	166	249	127
Currency	12	11	12	11	11	8	11	7
Equity	1	1	1	1	1	1	2	1
Asset Management:
Market risk:
Diversified	$43	$53	$64	$43	$64	$144	$190	$64
Interest rate	37	50	63	37	63	145	192	63
Currency	2	2	3	2	3	4	7	3
Equity	11	10	11	8	8	9	13	8

     AIG’s total Non-Trading VaR for the first three months of 2007 was largely unchanged from the total Non-Trading VaR at the end of 2006. VaR increases resulting from business growth during the first three months of 2007 were offset by a reduction in interest rate volatility in many currencies.

American International Group, Inc. and Subsidiaries
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
     AIGFP reports its VaR using a 95 percent confidence interval and a one-day holding period.
The following table presents the period-end, average, high, and low VaRs (based on daily observations) on a diversified basis and of each component of market risk for Capital Markets operations. The diversified VaR is usually smaller than the sum of its components due to correlation effects.

	2007				2006

		Three months ended				Year ended
		March 31,				December 31,
	As of				As of
(in millions)	March 31,	Average	High	Low	December 31,	Average	High	Low

Total AIG trading market risk:
Diversified	$4	$5	$6	$4	$4	$4	$7	$3
Interest rate	2	2	3	2	2	2	3	1
Currency	1	1	1	1	1	1	3	1
Equity	2	3	4	2	3	3	4	2
Commodity	3	4	5	3	3	3	4	2

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
Included in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.	Controls and Procedures
In connection with the preparation of this Form 10-Q, an evaluation was carried out by AIG’s management, with the participation of AIG’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of AIG’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on its evaluation, and in light of the previously identified material weakness in internal control over financial reporting, as of December 31, 2006, relating to controls over income tax accounting described in the 2006 Annual Report on Form 10-K, AIG’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2007, AIG’s disclosure controls and procedures were ineffective. In addition, there has been no change in AIG’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, AIG’s internal control over financial reporting.

American International Group, Inc. and Subsidiaries
Part II

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides information with respect to purchases of AIG Common stock during the three months ended March 31, 2007.

				Maximum Number
			Total Number of	of Shares that
			Shares	May
		Average	Purchased as	Yet Be Purchased
	Total	Price	Part of Publicly	Under the Plans
	Number of	Paid per	Announced Plans	or Programs
Period	Shares Purchased(1)	Share	or Programs	at End of Month(2)

January 1 - 31	–	$–	–	36,542,700
February 1 - 28	–	–	–	(2)
March 1 - 31	2,470,499	66.54	2,470,499	(2)

Total	2,470,499	$66.54	2,470,499

(1)	Does not include 34,839 shares delivered or attested to in satisfaction of the exercise price by holders of AIG employee stock options exercised during the three months ended March 31, 2007.
(2)	In July 2002, AIG announced that its Board of Directors had authorized the purchase of up to 10 million shares of AIG common stock. In February 2003, AIG announced that the Board had expanded the existing program through the authorization of an additional 50 million shares. In February 2007, AIG’s Board of Directors increased the repurchase program by authorizing the repurchase of shares with an aggregate purchase price of $8 billion. A balance of $7.84 billion remained for purchases under the program as of March 31, 2007, although $2.85 billion of that amount has been advanced by AIG to purchase shares under the program. The purchase program has no set expiration or termination date.

ITEM 6.	Exhibits
See accompanying Exhibit Index.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN INTERNATIONAL GROUP, INC.
(Registrant)

/s/ STEVEN J. BENSINGER

Steven J. Bensinger
Executive Vice President and Chief Financial Officer

/s/ DAVID L. HERZOG

David L. Herzog
Senior Vice President and Comptroller
(Principal Accounting Officer)
Dated: May 10, 2007

EXHIBIT INDEX

Exhibit
Number	Description	Location

11	Statement re computation of per share earnings	Included in Note (3) of Notes to Consolidated Financial Statements.
12	Statement re computation of ratios	Filed herewith.
31	Rule 13a-14(a)/15d-14(a) Certifications	Filed herewith.
32	Section 1350 Certifications	Filed herewith.