Form 10-Q
period 2007-06-30
AMERICAN INTERNATIONAL GROUP INC
filed 2007-08-08
CIK 5272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐         No    ☑
     As of July 31, 2007, there were 2,564,389,291 shares outstanding of the registrant’s common stock.

		Page
Description		Number

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	86
Item 4.	Controls and Procedures	86
PART II — OTHER INFORMATION
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	87
Item 4.	Submission of Matters to a Vote of Security Holders	87
Item 6.	Exhibits	87
SIGNATURES		88
EX-10.1: FORM OF OPTION AWARD AGREEMENT
EX-10.2: FORM OF PERFORMANCE RSU AWARD AGREEMENT
EX-10.3: FORM OF TIME-VESTED RSU AWARD AGREEMENT
EX-10.4: FORM OF TIME-VESTED RSU AWARD AGREEMENT WITH EARLY RETIREMENT PROVISIONS
EX-10.5: FORM OF NON-EMPLOYEE DIRECTOR DEFERRED STOCK UNITS AWARD AGREEMENT
EX-10.6: SUMMARY OF DIRECTOR COMPENSATION
EX-12: STATEMENT RE COMPUTATION OF RATIOS
EX-31: CERTIFICATIONS
EX-32: CERTIFICATIONS

American International Group, Inc. and Subsidiaries
Part I – FINANCIAL INFORMATION
ITEM 1. Financial Statements (unaudited)
CONSOLIDATED BALANCE SHEET
(in millions) (unaudited)

	June 30,	December 31,
	2007	2006

Assets:
Investments and financial services assets:
Fixed maturities:
Bonds available for sale, at fair value (amortized cost: 2007 – $383,451; 2006 – $377,698) (includes hybrid financial instruments: 2007 – $767; 2006 – $522)	$388,717	$387,391
Bonds held to maturity, at amortized cost (fair value: 2007 – $21,614; 2006 – $22,154)	21,389	21,437
Bond trading securities, at fair value (cost: 2007 – $9,264; 2006 – $9,016)	9,261	9,037
Equity securities:
Common stocks available for sale, at fair value (cost: 2007 – $12,320; 2006 – $10,662)	17,372	13,262
Common and preferred stocks trading, at fair value (cost: 2007 – $15,101; 2006 – $12,734)	17,479	14,421
Preferred stocks available for sale, at fair value (cost: 2007 – $2,574; 2006 – $2,485)	2,609	2,539
Mortgage loans on real estate, net of allowance (2007 – $57; 2006 – $55)	18,701	17,067
Policy loans	7,607	7,501
Collateral and guaranteed loans, net of allowance (2007 – $3; 2006 – $9)	5,054	3,850
Financial services assets:
Flight equipment primarily under operating leases, net of accumulated depreciation (2007 – $9,670; 2006 – $8,835)	42,232	39,875
Securities available for sale, at fair value (cost: 2007 – $46,508; 2006 – $45,912)	48,166	47,205
Trading securities, at fair value	4,567	5,031
Spot commodities	93	220
Unrealized gain on swaps, options and forward transactions	18,120	19,252
Trade receivables	7,138	4,317
Securities purchased under agreements to resell, at contract value	31,595	31,853
Finance receivables, net of allowance (2007 – $736; 2006 – $737) (includes finance receivables held for sale: 2007 – $608; 2006 – $1,124)	30,027	29,573
Securities lending collateral, at fair value (which approximates cost)	81,079	69,306
Other invested assets	49,887	42,114
Short-term investments, at cost (approximates fair value)	27,736	25,249

Total investments and financial services assets	828,829	790,500
Cash	1,635	1,590
Investment income due and accrued	6,118	6,077
Premiums and insurance balances receivable, net of allowance (2007 – $776; 2006 – $756)	20,147	17,789
Reinsurance assets, net of allowance (2007 – $521; 2006 – $536)	23,541	23,355
Deferred policy acquisition costs	39,694	37,235
Investments in partially owned companies	1,176	1,101
Real estate and other fixed assets, net of accumulated depreciation (2007 – $5,616; 2006 – $5,525)	5,060	4,381
Separate and variable accounts	78,618	72,655
Goodwill	8,590	8,628
Other assets	20,458	16,103

Total assets	$1,033,866	$979,414

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEET (continued)
(in millions, except share data) (unaudited)

	June 30,	December 31,
	2007	2006

Liabilities:
Reserve for losses and loss expenses	$82,079	$79,999
Unearned premiums	28,019	26,271
Future policy benefits for life and accident and health insurance contracts	126,584	122,230
Policyholders’ contract deposits	247,526	246,615
Other policyholders’ funds	8,562	8,281
Commissions, expenses and taxes payable	6,144	5,305
Insurance balances payable	5,765	3,789
Funds held by companies under reinsurance treaties	2,407	2,602
Income taxes payable	8,996	9,546
Financial services liabilities:
Borrowings under obligations of guaranteed investment agreements	19,451	20,664
Securities sold under agreements to repurchase, at contract value	19,459	19,677
Trade payables	8,324	6,174
Hybrid financial instrument liabilities, at fair value	8,155	8,856
Securities and spot commodities sold but not yet purchased, at market value	4,297	4,076
Unrealized loss on swaps, options and forward transactions	12,841	11,401
Trust deposits and deposits due to banks and other depositors	4,290	5,249
Commercial paper	10,057	8,208
Notes, bonds, loans and mortgages payable	93,998	87,602
Commercial paper	4,468	4,821
Notes, bonds, loans and mortgages payable	23,156	17,088
Junior subordinated debt	4,585	–
Liabilities connected to trust preferred stock	1,440	1,440
Separate and variable accounts	78,618	72,655
Securities lending payable	82,219	70,198
Minority interest	9,290	7,778
Other liabilities (includes hybrid financial instruments: 2007 – $208; 2006 – $111)	28,706	27,021

Total liabilities	929,436	877,546

Preferred shareholders’ equity in subsidiary companies	100	191

Commitments and Contingent Liabilities (See Note 6)
Shareholders’ equity:
Common stock, $2.50 par value; 5,000,000,000 shares authorized; shares issued 2007 and 2006 – 2,751,327,476	6,878	6,878
Additional paid-in capital	2,708	2,590
Payments advanced to purchase shares	(2,336)	–
Retained earnings	92,251	84,996
Accumulated other comprehensive income (loss)	8,187	9,110
Treasury stock, at cost; 2007 – 171,309,237; 2006 – 150,131,273 shares of common stock	(3,358)	(1,897)

Total shareholders’ equity	104,330	101,677

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$1,033,866	$979,414

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF INCOME

(in millions, except per share data) (unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2007	2006	2007	2006

Revenues:
Premiums and other considerations	$19,533	$18,326	$39,175	$36,596
Net investment income	7,853	6,145	14,977	12,116
Net realized capital gains (losses)	(28)	(214)	(98)	(45)
Other income	3,792	2,597	7,741	5,465

Total revenues	31,150	26,854	61,795	54,132

Benefits and expenses:
Incurred policy losses and benefits	16,221	14,066	32,367	29,155
Insurance acquisition and other operating expenses	8,601	7,547	16,928	14,943

Total benefits and expenses	24,822	21,613	49,295	44,098

Income before income taxes, minority interest and cumulative effect of an accounting change	6,328	5,241	12,500	10,034

Income taxes	1,679	1,688	3,405	3,123

Income before minority interest and cumulative effect of an accounting change	4,649	3,553	9,095	6,911

Minority interest	(372)	(363)	(688)	(560)

Income before cumulative effect of an accounting change	4,277	3,190	8,407	6,351

Cumulative effect of an accounting change, net of tax	–	–	–	34

Net income	$4,277	$3,190	$8,407	$6,385

Earnings per common share:
Basic
Income before cumulative effect of an accounting change	$1.64	$1.23	$3.22	$2.44
Cumulative effect of an accounting change, net of tax	–	–	–	0.01

Net income	$1.64	$1.23	$3.22	$2.45

Diluted
Income before cumulative effect of an accounting change	$1.64	$1.21	$3.21	$2.42
Cumulative effect of an accounting change, net of tax	–	–	–	0.01

Net income	$1.64	$1.21	$3.21	$2.43

Dividends declared per common share	$0.200	$0.165	$0.365	$0.315

Average shares outstanding:
Basic	2,602	2,606	2,607	2,606
Diluted	2,613	2,625	2,621	2,624

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions) (unaudited)

	Six Months
	Ended June 30,

	2007	2006

Summary:
Net cash provided by operating activities	$15,071	$5,265
Net cash used in investing activities	(37,873)	(33,930)
Net cash provided by financing activities	22,866	28,861
Effect of exchange rate changes on cash	(19)	47

Change in cash	45	243
Cash at beginning of period	1,590	1,897

Cash at end of period	$1,635	$2,140

Cash flows from operating activities:
Net income	$8,407	$6,385

Adjustments to reconcile net income to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in income:
Net gains on sales of securities available for sale and other assets	(732)	(226)
Foreign exchange transaction (gains) losses	639	915
Net unrealized (gains) losses on non-AIGFP derivative assets and liabilities	(123)	(770)
Equity in income of partially owned companies and other invested assets	(2,747)	(1,410)
Amortization of deferred policy acquisition costs	5,976	5,607
Amortization of premium and discount on securities	41	39
Depreciation expenses, principally flight equipment	1,337	1,137
Provision for finance receivable losses	229	245
Impairment losses	884	596
Changes in operating assets and liabilities:
General and life insurance reserves	8,202	7,290
Premiums and insurance balances receivable and payable – net	(941)	(1,229)
Reinsurance assets	434	707
Capitalization of deferred policy acquisition costs	(7,678)	(8,346)
Investment income due and accrued	(46)	(5)
Funds held under reinsurance treaties	(210)	(953)
Other policyholders’ funds	339	(233)
Income taxes payable	(225)	885
Commissions, expenses and taxes payable	724	291
Other assets and liabilities – net	832	(1,475)
Bonds, common and preferred stocks trading, at fair value	(2,962)	(2,921)
Trade receivables and payables – net	(925)	20
Trading securities, at fair value	465	1,334
Spot commodities	127	(705)
Net unrealized (gain) loss on swaps, options and forward transactions	1,317	(425)
Securities purchased under agreements to resell	258	1,174
Securities sold under agreements to repurchase	(226)	(4,390)
Securities and spot commodities sold but not yet purchased, at market value	221	(248)
Finance receivables held for sale – originations and purchases	(3,652)	(4,911)
Sales of finance receivables – held for sale	4,168	5,250
Other, net	938	1,637

Total adjustments	6,664	(1,120)

Net cash provided by operating activities	$15,071	$5,265

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS (continued)

(in millions) (unaudited)

	Six Months
	Ended June 30,

	2007	2006

Cash flows from investing activities:
Proceeds from (payments for)
Sales and maturities of fixed maturity securities available for sale	$64,754	$60,229
Sales of equity securities available for sale	4,187	7,231
Proceeds from fixed maturity securities held to maturity	133	313
Sales of flight equipment	28	256
Sales or distributions of other invested assets	6,185	8,021
Payments received on mortgage, policy, collateral and guaranteed loans	2,047	1,876
Principal payments received on finance receivables held for investment	6,430	6,297
Purchases of fixed maturity securities available for sale	(73,274)	(69,849)
Purchases of equity securities available for sale	(5,852)	(8,178)
Purchases of fixed maturity securities held to maturity	(129)	(323)
Purchases of flight equipment	(3,883)	(4,171)
Purchases of other invested assets	(10,688)	(8,118)
Acquisitions of new businesses, net of cash acquired	(655)	—
Mortgage, policy, collateral and guaranteed loans issued	(4,408)	(4,420)
Finance receivables held for investment – originations and purchases	(7,387)	(7,053)
Change in securities lending collateral	(11,772)	(9,261)
Net additions to real estate, fixed assets, and other assets	(466)	(388)
Net change in short-term investments	(3,023)	(6,529)
Net change in non-AIGFP derivative assets and liabilities	(100)	137

Net cash used in investing activities	$(37,873)	$(33,930)

Cash flows from financing activities:
Proceeds from (payments for)
Policyholders’ contract deposits	$28,774	$25,119
Policyholders’ contract withdrawals	(28,189)	(20,440)
Change in other deposits	(1,271)	313
Change in commercial paper	1,424	2,971
Notes, bonds, loans and mortgages payable, and hybrid financial instrument liabilities issued	40,931	22,333
Repayments on notes, bonds, loans and mortgages payable, and hybrid financial instrument liabilities	(30,282)	(10,481)
Issuance of junior subordinated debt	4,490	—
Issuance of guaranteed investment agreements	4,186	6,841
Maturities of guaranteed investment agreements	(4,655)	(6,469)
Change in securities lending payable	12,021	9,345
Issuance of treasury stock	180	63
Payments advanced to purchase shares	(4,000)	—
Acquisition of treasury stock	(16)	(4)
Cash dividends paid to shareholders	(859)	(780)
Other, net	132	50

Net cash provided by financing activities	$22,866	$28,861

Supplementary disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,744	$2,805
Taxes	$3,524	$2,100
Non-cash financing activities:
Interest credited to policyholder accounts	$5,932	$4,653
Treasury stock acquired using payments advanced to purchase shares	$1,664	—
Non-cash investing activities:
Debt assumed on acquisitions	$1,654	$—

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(in millions) (unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2007	2006	2007	2006

Net income	$4,277	$3,190	$8,407	$6,385

Other comprehensive income (loss):
Unrealized (depreciation) appreciation of investments – net of reclassification adjustments	(2,161)	(5,734)	(852)	(8,333)
Deferred income tax benefit (expense) on above changes	598	1,743	140	2,843
Foreign currency translation adjustments	(164)	520	(329)	1,070
Deferred income tax benefit (expense) on above changes	7	(59)	35	(349)
Net derivative gains arising from cash flow hedging activities – net of reclassification adjustments	61	4	62	8
Deferred income tax benefit (expense) on above changes	(22)	(16)	5	(3)
Change in pension and postretirement unrecognized periodic benefit (cost)	15	—	18	(3)
Deferred income tax benefit (expense) on above changes	(1)	34	(2)	1

Other comprehensive income (loss)	(1,667)	(3,508)	(923)	(4,766)

Comprehensive income (loss)	$2,610	$(318)	$7,484	$1,619

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	Summary of Significant Accounting Policies
Basis of Presentation
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
Out of period adjustments
During the three and six-month periods ended June 30, 2007, AIG recorded the effects of certain out of period adjustments which reduced net income by $139 million and $373 million, respectively, and diluted earnings per share by $0.05 per share and $0.14 per share, respectively.
     During the three and six-month periods ended June 30, 2006, AIG recorded the effects of certain out of period adjustments which increased (decreased) net income by $279 million and $(67) million, respectively, and diluted earnings per share by $0.11 per share and $(0.03) per share, respectively.
Recent Accounting Standards
Accounting Changes
SOP 05-1
On September 19, 2005, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts” (SOP 05-1). SOP 05-1 provides guidance on accounting for internal replacements of insurance and investment contracts other than those specifically described in Statement of Financial Accounting Standards (FAS) No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments” (FAS 97). SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverage that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. Internal replacements that result in a substantially changed contract are accounted for as a termination and a replacement contract.
     The provisions of SOP 05-1 became effective as of January 1, 2007. On the date of adoption, AIG recorded a cumulative effect reduction of $82 million, net of tax, to the opening balance of retained earnings to reflect changes in unamortized deferred policy acquisition costs (DAC), value of business acquired, deferred sales inducement assets, unearned revenue liabilities and future policy benefits for life and accident and health insurance contracts. This adjustment primarily reflects a shorter expected life related to certain group life and health insurance contracts and the effect on the gross profits of investment-oriented products related to previously anticipated future internal replacements. This cumulative effect adjustment affected only the Life Insurance & Retirement Services segment.
FIN 48
On July 13, 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in income tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and additional disclosures. AIG adopted the provisions of FIN 48 on January 1, 2007. As a result of the adoption of FIN 48, AIG recognized a $71 million increase in the liability for unrecognized tax benefits, which was accounted for as a decrease to opening retained earnings as of January 1, 2007.
     As of the date of adoption and after recognizing the effect of the increase in the liability noted above, the total amount of AIG’s unrecognized tax benefit, excluding interest and penalties, was $1.138 billion. Included in this balance are $407 million related to tax positions the disallowance of which would not affect the annual effective income tax rate. Accordingly, the amount of unrecognized tax benefit that, if recognized, would favorably affect the effective tax rate is $731 million.
     At June 30, 2007, AIG’s unrecognized tax benefit, excluding interest and penalties, was $1.274 billion which includes $577 million related to tax positions the disallowance of which would not affect the annual effective income tax rate. Accordingly, the amount of unrecognized tax benefit

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

1.	Summary of Significant Accounting Policies (continued)
that, if recognized, would favorably affect the effective tax rate was $697 million.
     Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. At January 1, 2007 and June 30, 2007, AIG had accrued $176 million and $203 million, respectively, for the payment of interest (net of the federal benefit) and penalties.
     Neither reserves for uncertain tax positions attributable to prior restatements (including various other remediation-related adjustments) nor the corresponding interest income have been recognized because such amounts are not currently estimable. In addition, certain tax benefits from compensation deductions have not been recognized because of existing uncertainty with respect to the documentation supporting these tax benefits.
     AIG continually evaluates proposed adjustments by taxing authorities. At June 30, 2007, such proposed adjustments would not result in a material change to AIG’s consolidated financial condition. However, AIG believes that it is reasonably possible that the balance of the unrecognized tax benefits could decrease by $0 to $150 million by the end of 2007 due to settlements or expiration of statutes.
Listed below are the tax years that remain subject to examination by major tax jurisdiction:

Major Tax Jurisdictions	Open Tax Years

United States	1991-2006
Hong Kong	1997-2006
Malaysia	1999-2006
Singapore	1993-2006
Thailand	2001-2006
Taiwan	2000-2006
Japan	2000-2006
United Kingdom	2003-2006
France	2003-2006
Korea	2001-2006

FSP 13-2
On July 13, 2006, the FASB issued FASB Staff Position (FSP) No. 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction” (FSP 13-2). FSP 13-2 addresses how a change or projected change in the timing of cash flows relating to income taxes generated by a leveraged lease transaction affects the accounting for the lease by the lessor, and directs that the tax assumptions be consistent with any FIN 48 uncertain tax position related to the lease. FSP 13-2 is effective for fiscal years beginning after December 15, 2006. Upon adoption, AIG recorded at January 1, 2007, a $50 million decrease in the opening balance of retained earnings, net of tax, as of January 1, 2007 to reflect the cumulative effect of this change in accounting. The adoption of this guidance is not expected to have a material effect on the Company’s results of operations in 2007.
     As a result of the adoptions of SOP 05-1, FIN 48 and FSP 13-2, AIG recorded a total decrease to opening retained earnings of $203 million as of January 1, 2007.
Future Application of Accounting Standards
FAS 157
In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurements. FAS 157 will be effective January 1, 2008. AIG is currently assessing the effect of implementing this guidance.
FAS 159
In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (FAS 159). FAS 159 permits entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. Subsequent changes in fair value for designated items will be required to be reported in earnings in the current period. FAS 159 also establishes presentation and disclosure requirements for similar types of assets and liabilities measured at fair value. FAS 159 will be effective January 1, 2008. AIG is currently assessing the effect of implementing this guidance, which depends on the nature and extent of items elected to be measured at fair value upon initial application of the standard on January 1, 2008.
SOP 07-1
In June 2007, the AICPA issued Statement of Position No. 07-1 (SOP 07-1), “Clarification of the Scope of the Audit and Accounting Guide ‘Audits of Investment Companies’ and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies.” SOP 07-1 amends the guidance for whether an entity may apply the provisions of the Audit and Accounting Guide, “Audits of Investment Companies” (the Guide). Investment companies that are subject to the Guide must report all investments at fair value regardless of the nature of the investment or the level of ownership. SOP 07-1 also establishes new requirements for whether a parent company can retain specialized investment company accounting in its consolidated financial statements for subsidiaries and equity method investees that are covered by the Guide. SOP 07-1 will be effective on January 1, 2008. AIG is currently assessing the effect of implementing this guidance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

2.	Segment Information
AIG identifies its reportable segments by product line consistent with its management structure. These segments are General Insurance, Life Insurance & Retirement Services, Financial Services and Asset Management.
     In order to better align financial reporting with the manner in which AIG’s chief operating decision makers have managed their businesses, commencing in the first quarter of 2007, AIG realigned certain products among reportable segments and major internal reporting units. AIG also began reporting net realized capital gains and losses for the Financial Services and Asset Management segments in the results of these segments. Historically, net realized capital gains and losses were included in the Other category. There has been no change in AIG’s management structure or in its reportable segments. All prior period amounts presented in the tables below have been revised to conform to the current year’s presentation of these items.
The following table summarizes AIG’s operations by major operating segment:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
Operating Segments
(in millions)	2007	2006	2007	2006

Revenues(a):
General Insurance(b)(c)	$12,928	$12,167	$25,831	$23,823
Life Insurance & Retirement Services(c)(d)	14,023	11,911	27,705	24,761
Financial Services(e)(f)	2,123	1,246	4,324	2,912
Asset Management(g)	1,989	1,515	3,897	2,654
Other	263	138	394	228
Consolidation and eliminations	(176)	(123)	(356)	(246)

Consolidated	$31,150	$26,854	$61,795	$54,132

Operating income (loss)(a)(h):
General Insurance(c)	$2,976	$2,863	$6,072	$5,194
Life Insurance & Retirement Services(c)	2,620	2,381	4,901	5,011
Financial Services(f)	47	(530)	339	(638)
Asset Management	1,128	785	2,122	1,234
Other(i)	(460)	(258)	(930)	(767)
Consolidation and eliminations	17	–	(4)	–

Consolidated	$6,328	$5,241	$12,500	$10,034

(a)	Includes gains (losses) from hedging activities that did not qualify for hedge accounting treatment under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133), including the related foreign exchange gains and losses. For the three-month periods ended June 30, 2007 and 2006, respectively, the effect was $(430) million and $(1.08) billion in both revenues and operating income. For the six-month periods ended June 30, 2007 and 2006, respectively, the effect was $(882) million and $(1.30) billion in both revenues and operating income. These amounts result primarily from interest rate and foreign currency derivatives that are hedging investments and borrowings. These gains (losses) for the three and six months ended June 30, 2007 include out of period charges of $431 million and $326 million, respectively, including a $380 million charge in both periods to reverse net gains recognized on transfers of available for sale securities among legal entities consolidated within AIG Financial Products Corp. and AIG Trading Group Inc. and their respective subsidiaries (collectively, AIGFP). The first six months of 2006 include an out of period charge of $300 million related to the remediation of the material weakness in accounting for certain derivative transactions under FAS 133.
(b)	Represents the sum of General Insurance net premiums earned, net investment income and net realized capital gains (losses).

(c)	Includes the effect of an out of period adjustment in the second quarter of 2006 related to the accounting for certain interests in unit investment trusts (UCITS). For the three and six-month periods ended June 30, 2006, the effect was an increase of $432 million and $405 million, respectively, in both revenues and operating income for General Insurance and an increase of $221 million and $203 million, respectively, in revenues and $144 million and $132 million, respectively, in operating income for Life Insurance & Retirement Services.

(d)	Represents the sum of Life Insurance & Retirement Services premiums and other considerations, net investment income and net realized capital gains (losses). Included in net realized capital gains (losses) and operating income are gains (losses) from hedging activities that did not qualify for hedge accounting treatment under FAS 133, which were $41 million and $73 million for the three-month periods ended June 30, 2007 and 2006, respectively, and $(82) million and $425 million for the six-month periods ended June 30, 2007 and 2006, respectively. Also included in net realized capital gains (losses) was the application of FAS No. 52 “Foreign Currency Translation” (FAS 52), the effects of which were $(24) million and $(94) million for the three-month periods ended June 30, 2007 and 2006, respectively, and $99 million and $(90) million for the six-month periods ended June 30, 2007 and 2006, respectively.

(e)	Primarily represents interest, lease and finance charges.
(f)	Includes gains (losses) from hedging activities that did not qualify for hedge accounting treatment under FAS 133, including the related foreign exchange gains and losses. For the three-month periods ended June 30, 2007 and 2006, respectively, the effect was $(443) million, and $(1.1) billion in both revenues and operating income. For the six-month periods ended June 30, 2007 and 2006, respectively, the effect was $(603) million and $(1.8) billion in both revenues and operating income. These amounts result primarily from interest rate and foreign currency derivatives that are effective economic hedges of investments and borrowings. The second quarter and the first six months of 2007 include the out of period charges of $431 million and $326 million, respectively, as discussed above. The first six months of 2006 include an out of period charge of $300 million as discussed above. In the first quarter of 2007, AIG began applying hedge accounting for certain transactions, primarily in its Capital Markets operations. In the second quarter of 2007, American General Finance, Inc. (AGF) and International Lease Finance Corporation (ILFC) began applying hedge accounting to most of their derivatives hedging interest rate and foreign exchange risks associated with their floating rate and foreign currency denominated borrowings.

(g)	Represents net investment income with respect to spread-based products and management and advisory fees.
(h)	Represents income before income taxes, minority interest and cumulative effect of an accounting change.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

2.	Segment Information (continued)

(i)	Includes AIG parent and other operations which are not required to be reported separately. The following table presents the operating loss for AIG’s Other category:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

(in millions)	2007	2006	2007	2006

Other operating income (loss):
Equity earnings in unconsolidated entities	$50	$111	$91	$130
Interest expense	(302)	(223)	(554)	(406)
Unallocated corporate expenses	(200)	(64)	(362)	(248)
Compensation expense — SICO Plans	(10)	(14)	(20)	(90)
Compensation expense — Starr tender offer	—	—	—	(54)
Net realized capital gains (losses)	22	(49)	(27)	(54)
Other miscellaneous, net	(20)	(19)	(58)	(45)

Total Other	$(460)	$(258)	$(930)	$(767)

The following table summarizes AIG’s General Insurance operations by major internal reporting unit:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
General Insurance
(in millions)	2007	2006	2007	2006

Revenues:
Domestic Brokerage Group	$6,904	$6,587	$13,995	$13,148
Transatlantic	1,069	1,015	2,165	2,031
Personal Lines	1,223	1,223	2,436	2,438
Mortgage Guaranty	257	212	505	410
Foreign General(a)	3,475	3,130	6,737	5,794
Reclassifications and eliminations	–	–	(7)	2

Total General Insurance	$12,928	$12,167	$25,831	$23,823

Operating Income (loss)(b):
Domestic Brokerage Group	$1,904	$1,474	$3,833	$2,779
Transatlantic	168	143	319	284
Personal Lines	118	118	224	219
Mortgage Guaranty	(81)	107	(73)	216
Foreign General(a)(c)	867	1,021	1,776	1,694
Reclassifications and eliminations	–	–	(7)	2

Total General Insurance	$2,976	$2,863	$6,072	$5,194

(a)	The three and six-month periods ended June 30, 2006, include the effect of an out of period UCITS adjustment in the second quarter of 2006 which was an increase of $412 million and $386 million, respectively, in both revenues and operating income.
(b)	Includes additional losses incurred and net reinstatement premiums related to prior year catastrophes of $18 million and $(51) million for the three-month periods ended June 30, 2007 and 2006, respectively. Such losses and premiums were $53 million and $48 million for the six-month periods ended June 30, 2007 and 2006, respectively.
(c)	Includes losses incurred and net reinstatement premiums related to current year catastrophes of $68 million in both the three and six-month periods ended June 30, 2007.
The following table summarizes AIG’s Life Insurance & Retirement Services operations by major internal reporting unit:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
Life Insurance & Retirement Services
(in millions)	2007	2006	2007	2006

Revenues:
Foreign:
Japan and Other	$4,863	$3,812	$9,633	$8,076
Asia*	5,019	4,303	9,510	8,763
Domestic:
Domestic Life Insurance	2,359	2,222	4,880	4,589
Domestic Retirement Services	1,782	1,574	3,682	3,333

Total Life Insurance & Retirement Services	$14,023	$11,911	$27,705	$24,761

Operating Income:
Foreign:
Japan and Other	$810	$975	$1,723	$1,953
Asia*	844	764	1,215	1,472
Domestic:
Domestic Life Insurance	368	235	713	601
Domestic Retirement Services	598	407	1,250	985

Total Life Insurance & Retirement Services	$2,620	$2,381	$4,901	$5,011

*	Includes the effect of an out of period UCITS adjustment in the second quarter of 2006. For the three and six-month periods ended June 30, 2006, the effect was an increase of $221 million and $203 million, respectively, in revenues and $144 million and $132 million, respectively, in operating income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

2.	Segment Information (continued)
The following table summarizes AIG’s Financial Services operations by major internal reporting unit:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
Financial Services
(in millions)	2007	2006	2007	2006

Revenues:
Aircraft Leasing(a)	$1,173	$1,051	$2,231	$2,063
Capital Markets(b)(c)	(67)	(788)	161	(1,088)
Consumer Finance(d)(e)	949	942	1,832	1,867
Other, including intercompany adjustments	68	41	100	70

Total Financial Services	$2,123	$1,246	$4,324	$2,912

Operating income (loss):
Aircraft Leasing(a)	$207	$198	$371	$374
Capital Markets(b)(c)	(255)	(952)	(187)	(1,422)
Consumer Finance(d)(e)	75	202	111	378
Other, including intercompany adjustments	20	22	44	32

Total Financial Services	$47	$(530)	$339	$(638)

(a)	Revenues are primarily aircraft lease rentals from ILFC. Both revenues and operating income include gains (losses) from hedging activities that did not qualify for hedge accounting treatment under FAS 133, including the related foreign exchange gains and losses. For the three-month periods ended June 30, 2007 and 2006, the effect was $24 million and $10 million, respectively. For the six-month periods ended June 30, 2007 and 2006, the effect was $(13) million and $55 million, respectively. These amounts result primarily from interest rate and foreign currency derivatives that are effective economic hedges of borrowings. In the second quarter of 2007, ILFC began applying hedge accounting to most of its derivatives hedging interest rate and foreign exchange risks associated with its floating rate and foreign currency denominated borrowings.
(b)	Revenues, shown net of interest expense of $805 million and $633 million for the three-month periods ended June 30, 2007 and 2006, respectively, and $1.9 billion and $1.3 billion for the six-month periods ended June 30, 2007 and 2006, respectively, were primarily from hedged financial positions entered into in connection with counterparty transactions. Both revenues and operating income include gains (losses) from hedging activities that did not qualify for hedge accounting treatment under FAS 133, including the related foreign exchange gains and losses. For the three-month periods ended June 30, 2007 and 2006, the effect was $(528) million and $(1.2) billion, respectively. For the six-month periods ended June 30, 2007 and 2006, the effect was $(613) million and $(1.8) billion, respectively. The second quarter and the first six months of 2007 include out of period charges of $431 million and $326 million, respectively, including a $380 million charge in both periods to reverse net gains recognized on transfers of available for sale securities among legal entities consolidated within AIGFP. The first six months of 2006 include an out of period charge of $300 million related to the remediation of the material weakness in accounting for certain derivative transactions under FAS 133. In the first quarter of 2007, AIGFP began applying hedge accounting for certain transactions.
(c)	Certain transactions entered into by AIGFP generate tax credits and benefits which are included in income taxes in the consolidated statement of income. The amounts of such tax credits and benefits for the three-month periods ended June 30, 2007 and 2006 were $18 million and $8 million, respectively. The amounts of such tax credits and benefits for the six-month periods ended June 30, 2007 and 2006 were $35 million and $26 million, respectively.
(d)	Revenues are primarily finance charges. Both revenues and operating income include gains (losses) from hedging activities that did not qualify for hedge accounting treatment under FAS 133, including the related foreign exchange gains and losses. For the three-month periods ended June 30, 2007 and 2006, the effect was $20 million and $5 million, respectively. For the six-month periods ended June 30, 2007 and 2006, the effect was $(15) million and $8 million, respectively. These amounts result primarily from interest rate and foreign currency derivatives that are effective economic hedges of borrowings. In the second quarter of 2007, AGF began applying hedge accounting to most of its derivatives hedging interest rate and foreign exchange risks associated with its floating rate and foreign currency denominated borrowings.
(e)	The three-month and six-month periods ended June 30, 2007 included pre-tax charges of $50 million and $178 million, respectively, in connection with domestic consumer finance’s mortgage banking activities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

3.	Shareholders’ Equity and Earnings Per Share
Earnings Per Share (EPS)
Basic EPS of AIG is calculated using the weighted average number of common shares outstanding. Diluted EPS is based on those shares used in basic EPS plus shares that would have been outstanding assuming issuance of common shares for all potentially dilutive common shares outstanding.
The following table presents the computation of basic and diluted EPS:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

(in millions, except per share data)	2007	2006	2007	2006

Numerator for earnings per share:
Income before cumulative effect of an accounting change	$4,277	$3,190	$8,407	$6,351
Cumulative effect of an accounting change, net of tax	–	–	–	34

Net income applicable to common stock for basic EPS	$4,277	$3,190	$8,407	$6,385
Interest on contingently convertible bonds, net of tax (a)	–	3	–	6

Net income applicable to common stock for diluted EPS	$4,277	$3,193	$8,407	$6,391
Cumulative effect of an accounting change, net of tax	–	–	–	(34)

Income before cumulative effect of an accounting change applicable to common stock for diluted EPS	$4,277	$3,193	$8,407	$6,357

Denominator for earnings per share:
Weighted average shares outstanding used in the computation of EPS:
Common stock issued	2,751	2,751	2,751	2,751
Common stock in treasury	(161)	(153)	(156)	(153)
Deferred shares	12	8	12	8

Weighted average shares outstanding – basic	2,602	2,606	2,607	2,606
Incremental shares from potential common stock:
Weighted average number of shares arising from outstanding employee stock plans (treasury stock method) (b)	11	10	14	9
Contingently convertible bonds(a)	–	9	–	9

Weighted average shares outstanding – diluted(b)	2,613	2,625	2,621	2,624

Earnings per share:
Basic:
Income before cumulative effect of an accounting change	$1.64	$1.23	$3.22	$2.44
Cumulative effect of an accounting change, net of tax	–	–	–	0.01

Net income	$1.64	$1.23	$3.22	$2.45

Diluted:
Income before cumulative effect of an accounting change	$1.64	$1.21	$3.21	$2.42
Cumulative effect of an accounting change, net of tax	–	–	–	0.01

Net income	$1.64	$1.21	$3.21	$2.43

(a)	Assumes conversion of contingently convertible bonds due to the adoption of Emerging Issues Task Force Issue No. 04-8 “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share.”
(b)	Certain shares arising from employee stock plans were not included in the computation of diluted earnings per share where the exercise price of the options exceeded the average market price for the period and would have been antidilutive. The number of shares excluded was 7 million and 15 million for the six-month periods ended June 30, 2007 and 2006, respectively.
Shareholders’ Equity
From time to time, AIG may buy shares of its common stock for general corporate purposes, including to satisfy its obligations under various employee benefit plans. In February 2007, AIG’s Board of Directors increased AIG’s share repurchase program by authorizing the repurchase of shares with an aggregate purchase price of $8 billion. During March 2007, AIG entered into a $3 billion structured share repurchase arrangement, and in May 2007 AIG entered into an additional $1 billion structured share repurchase arrangement. A total of 24,491,961 shares were repurchased during the first six months of 2007. The portion of the payments advanced by AIG under the structured share repurchase arrangements that had not yet been utilized to repurchase shares at June 30, 2007, amounting to $2.34 billion, has been recorded as a component of shareholders’ equity under the caption Payments advanced to purchase shares. Purchases have continued subsequent to June 30, 2007, with an additional 24,501,510 shares purchased from July 1 through August 6, 2007. All shares repurchased are recorded as treasury stock at cost.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

3.	Shareholders’ Equity and Earnings Per Share (EPS) (continued)
The quarterly dividend per common share, commencing with the dividend declared in May 2007 and payable on September 21, 2007, was $0.20.
The following table summarizes the changes in retained earnings during the first six months of 2007:

(in millions)	June 30, 2007

Retained earnings:
Balance at beginning of year	$84,996
Cumulative effect of accounting changes, net of tax	(203)

Adjusted balance, beginning of year	84,793
Net income	8,407
Dividends to shareholders	(949)

Balance, end of period	$92,251

4.	Benefits Provided by Starr
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
     In January 2006, C.V. Starr & Co., Inc. (Starr) completed its tender offer to purchase Starr interests from AIG employees. In conjunction with AIG’s adoption of FAS No. 123R “Share-Based Payments” (FAS 123R), Starr is considered to be an “economic interest holder” in AIG. As a result, compensation expense of $54 million was included in the first six months of 2006 with respect to the Starr tender offer.
     Compensation expense with respect to the SICO Plans aggregated $10  million and $14 million for the three-month periods ended June 30, 2007 and 2006, respectively, and $20 million and $90 million for the six-month periods ended June 30, 2007 and 2006, respectively. Compensation expense for the first six months of 2006 included various out of period adjustments totaling $61 million, primarily relating to stock splits and other miscellaneous items for the SICO plans.

5.	Ownership
According to the Schedule 13D filed on March 20, 2007 by Starr, SICO, Edward E. Matthews, Maurice R. Greenberg, the Maurice R. and Corinne P. Greenberg Family Foundation, Inc., the Universal Foundation, Inc., the Maurice R. and Corinne P. Greenberg Joint Tenancy Company, LLC and the C.V. Starr & Co., Inc. Trust, these reporting persons could be deemed to beneficially own 354,987,261 shares of AIG’s common stock at that date. Based on the shares of AIG’s common stock outstanding as of July 31, 2007, this ownership would represent approximately 14 percent of the voting stock of AIG. Although these reporting persons have made filings under Section 16 of the Securities Exchange Act of 1934 (Exchange Act), reporting sales of shares of common stock, no amendment to the Schedule 13D has been filed to report a change in ownership subsequent to March 20, 2007.

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
$1.64 billion, $225 million of which represented fines and penalties. Amounts held in escrow totaling $341 million, including interest thereon, are included in other assets at June 30, 2007. At that date, approximately $322 million of the funds were escrowed for settlement of claims resulting from the underpayment by AIG of its residual market assessments for workers compensation. The National Workers Compensation Reinsurance Pool, on behalf of its participant members, has filed a lawsuit against AIG with respect to the underpayment of such assessments. The National Association of Insurance Commissioners has formed a Settlement Review Working Group directed by the State of Indiana, which has commenced its own investigation into the underreporting of workers compensation premium. In addition, similar lawsuits filed by the Attorney General of the State of Minnesota, the Minnesota Workers Compensation Reinsurance Association and the Minnesota Workers Compensation Insurers Association are pending. AIG cannot currently estimate whether the amount ultimately required to settle these claims will exceed the funds escrowed or otherwise accrued for this purpose.
     The remaining escrowed funds, which amounted to $19 million at June 30, 2007, are set aside for settlements for certain specified AIG policyholders. During the first six months of 2007, approximately $366 million was paid out from escrow in exchange for releasing AIG and its subsidiaries from any alleged liability relating to, among other things, brokerage practices alleged in the NYAG settlement. Any funds remaining at the end of the escrow period can be used to resolve claims asserted by policyholders relating to such insurance brokerage practices, including those described in Private Litigation below.
     In addition to the escrowed funds, $800 million was deposited into a fund under the supervision of the SEC as part of the settlements to be available to resolve claims asserted against AIG by investors, including the shareholder lawsuits described herein.
     At the current time, AIG cannot predict the outcome of the matters described above, or estimate any potential additional cost related to these matters.
     Also, as part of the settlements, AIG agreed to retain, for a period of three years, an independent consultant to conduct a review that will include, among other things, the adequacy of AIG’s internal control over financial reporting, the policies, procedures and effectiveness of AIG’s regulatory, compliance and legal functions and the remediation plan that AIG has implemented as a result of its own internal review.
Private Litigation
Securities Actions. Beginning in October 2004, a number of putative securities fraud class action suits were filed against AIG and consolidated as In re American International Group, Inc. Securities Litigation. Subsequently, a separate, though similar, securities fraud action was also brought against AIG by certain Florida pension funds. The lead plaintiff in the class action is a group of public retirement systems and pension funds benefiting Ohio state employees, suing on behalf of themselves and all purchasers of AIG’s publicly traded securities between October 28, 1999 and April 1, 2005. The named defendants are AIG and a number of present and former AIG officers and directors, as well as Starr, SICO, General Reinsurance Corporation, and PricewaterhouseCoopers LLP (PwC), among others. The lead plaintiff alleges, among other things, that AIG: (1) concealed that it engaged in anti-competitive conduct through alleged payment of contingent commissions to brokers and participation in illegal bid-rigging; (2) concealed that it used “income smoothing” products and other techniques to inflate its earnings; (3) concealed that it marketed and sold “income smoothing” insurance products to other companies; and (4) misled investors about the scope of government investigations. In addition, the lead plaintiff alleges that AIG’s former Chief Executive Officer manipulated AIG’s stock price. The lead plaintiff asserts claims for violations of Sections 11 and 15 of the Securities Act of 1933, Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder, Section 20(a) of the Exchange Act, and Section 20A of the Exchange Act. In April 2006, the court denied the defendants’ motions to dismiss the second amended class action complaint and the Florida complaint. In December 2006, a third amended class action complaint was filed, which does not differ substantially from the prior complaint. Fact and class discovery is currently ongoing.
     ERISA Action. Between November 30, 2004 and July 1, 2005, several Employee Retirement Income Security Act of 1974 (ERISA) actions were filed on behalf of purported class of participants and beneficiaries of three pension plans sponsored by AIG or its subsidiaries. A consolidated complaint filed on September 26, 2005 alleges a class period between September 30, 2000 and May 31, 2005 and names as defendants AIG, the members of AIG’s Retirement Board and the Administrative Boards of the plans at issue, and four present or former members of AIG’s Board of Directors. The factual allegations in the complaint are essentially identical to those in the securities actions described above. Plaintiffs allege that defendants violated duties under ERISA by allowing the plans to offer AIG stock as a permitted investment, when defendants allegedly knew it was not a prudent investment, and by failing to provide participants with accurate information about AIG stock. AIG’s motion to dismiss was denied by

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

6.	Commitments, Contingencies and Guarantees (continued)
order dated December 12, 2006. AIG filed an answer on February 12, 2007, denying plaintiffs’ allegations of wrongdoing and asserting affirmative defenses to plaintiffs’ claims. Discovery was consolidated with proceedings in the securities actions and is ongoing.
     Derivative Actions — Southern District of New York. Between October 25, 2004 and July 14, 2005, seven separate derivative actions were filed in the Southern District of New York, five of which were consolidated into a single action. The New York derivative complaint contains nearly the same types of allegations made in the securities fraud and ERISA actions described above. The named defendants include current and former officers and directors of AIG, as well as Marsh & McLennan Companies, Inc. (Marsh), SICO, Starr, ACE Limited and subsidiaries (ACE), General Reinsurance Corporation, PwC, and certain employees or officers of these entity defendants. Plaintiffs assert claims for breach of fiduciary duty, gross mismanagement, waste of corporate assets, unjust enrichment, insider selling, auditor breach of contract, auditor professional negligence and disgorgement from AIG’s former Chief Executive Officer and Chief Financial Officer of incentive-based compensation and AIG share proceeds under Section 304 of the Sarbanes-Oxley Act, among others. Plaintiffs seek, among other things, compensatory damages, corporate governance reforms, and a voiding of the election of certain AIG directors. AIG’s Board of Directors has appointed a special committee of independent directors (special committee) to review the matters asserted in the operative consolidated derivative complaint. The court has approved an agreement staying the derivative case pending in the Southern District of New York. The current stay extends until September 14, 2007.
     Derivative Actions — Delaware Chancery Court. From October 2004 to April 2005, AIG shareholders filed five derivative complaints in the Delaware Chancery Court. All of these derivative lawsuits have been consolidated into a single action. The amended consolidated complaint names 43 defendants (not including nominal defendant AIG) who, like the New York consolidated derivative litigation, are current and former officers and directors of AIG, as well as other entities and certain of their current and former employees and directors. The factual allegations, legal claims and relief sought in Delaware action are similar to those alleged in the New York derivative actions, except that plaintiffs in the Delaware derivative action assert claims only under state law. Earlier in 2007, the Court approved an agreement that AIG be realigned as plaintiff, and, on June 13, 2007, acting on the direction of the special committee, AIG filed an amended complaint against former directors and officers Maurice R. Greenberg and Howard I. Smith, alleging breach of fiduciary duty and indemnification. Also on June 13, 2007, the special committee filed a motion to terminate the litigation as to certain defendants, while taking no action as to others. Defendants Greenberg and Smith filed answers to AIG’s complaint and brought third-party complaints against certain current and former AIG directors and officers, PwC and Regulatory Insurance Services, Inc. Certain defendants have subsequently filed motions to dismiss plaintiff’s complaint, as well as defendants Greenberg and Smith’s third-party complaints. Both plaintiff and defendant Smith have served initial discovery requests; however, certain defendants have sought to stay discovery pending the resolution of the motions to dismiss. Such motions are currently before the Court.
     In December 2002, a derivative lawsuit was filed in the Delaware Chancery Court against twenty directors and executives of AIG as well as against AIG as a nominal defendant that alleges, among other things, that the directors of AIG breached the fiduciary duties of loyalty and care by approving the payment of commissions to Starr and of rental and service fees to SICO and the executives breached their duty of loyalty by causing AIG to enter into contracts with Starr and SICO and their fiduciary duties by usurping AIG’s corporate opportunity. The complaint further alleges that the Starr agencies did not provide any services that AIG was not capable of providing itself, and that the diversion of commissions to these entities was solely for the benefit of Starr’s owners. The complaint also alleged that the service fees and rental payments made to SICO and its subsidiaries were improper. Under the terms of a stipulation approved by the Court on February 16, 2006, the claims against the outside independent directors were dismissed with prejudice, while the claims against the other directors were dismissed without prejudice. On October 31, 2005, Messrs. Greenberg, Matthews and Smith, SICO and Starr filed motions to dismiss the amended complaint. In an opinion dated June 21, 2006, the Court denied defendants’ motion to dismiss, except with respect to plaintiff’s challenge to payments made to Starr before January 1, 2000. On July 21, 2006, plaintiff filed its second amended complaint, which alleges that, between January 1, 2000 and May 31, 2005, individual defendants breached their duty of loyalty by causing AIG to enter into contracts with Starr and SICO and breached their fiduciary duties by usurping AIG’s corporate opportunity. Starr is charged with aiding and abetting breaches of fiduciary duty and unjust enrichment for its acceptance of the fees. SICO is no longer named as a defendant. On April 20, 2007, the individual defendants and Starr filed a motion seeking leave of the Court to assert a cross-claim against AIG and a third-party complaint against PwC and the directors previously dismissed from the action, as well as certain other AIG officers and employees. On June 13, 2007, the Court denied the individual defendants’ motion to file a third-party complaint, but granted the proposed cross-claim against AIG. On June 27,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries
 6. Commitments, Contingencies and Guarantees (continued)
2007, Starr filed its cross-claim against AIG, alleging one count that includes contribution, unjust enrichment and set-off. On July 16, 2007, AIG filed its answer and motion to dismiss Starr’s cross-claim to the extent it seeks contribution by Starr and/or the individual defendants. That motion is currently before the Court. Document discovery and depositions are currently ongoing.
     Policyholder Actions. After the NYAG filed its complaint against insurance broker Marsh, policyholders brought multiple federal antitrust and Racketeer Influenced and Corrupt Organizations Act (RICO) class actions in jurisdictions across the nation against insurers and brokers, including AIG and a number of its subsidiaries, alleging that the insurers and brokers engaged in a broad conspiracy to allocate customers, steer business, and rig bids. These actions, including 23 complaints filed in different federal courts naming AIG or an AIG subsidiary as a defendant, were consolidated or will be consolidated by the judicial panel on multi-district litigation and transferred to the United States District Court for the District of New Jersey for coordinated pretrial proceedings. The consolidated actions have proceeded in that court in two parallel actions, In re Insurance Brokerage Antitrust Litigation (the First Commercial Complaint) and In re Employee Benefit Insurance Brokerage Antitrust Litigation (the First Employee Benefits Complaint, and together with the First Commercial Complaint, the multi-district litigation).
     The plaintiffs in the First Commercial Complaint are nineteen corporations, individuals and public entities that contracted with the broker defendants for the provision of insurance brokerage services for a variety of insurance needs. The broker defendants are alleged to have placed insurance coverage on the plaintiffs’ behalf with a number of insurance companies named as defendants, including AIG subsidiaries. The First Commercial Complaint also named ten brokers and fourteen other insurers as defendants (two of which have since settled). The First Commercial Complaint alleges that defendants engaged in a widespread conspiracy to allocate customers through “bid-rigging” and “steering” practices. The First Commercial Complaint also alleges that the insurer defendants permitted brokers to place business with AIG subsidiaries through wholesale intermediaries affiliated with or owned by those same brokers rather than placing the business with AIG subsidiaries directly. Finally, the First Commercial Complaint alleges that the insurer defendants entered into agreements with broker defendants that tied insurance placements to reinsurance placements in order to provide additional compensation to each broker. Plaintiffs assert that the defendants violated the Sherman Antitrust Act, RICO, the antitrust laws of 48 states and the District of Columbia, and are liable under common law breach of fiduciary duty and unjust enrichment theories. Plaintiffs seek treble damages plus interest and attorneys’ fees as a result of the alleged RICO and Sherman Antitrust Act violations.
     The plaintiffs in the First Employee Benefits Complaint are nine individual employees and corporate and municipal employers alleging claims on behalf of two separate nationwide purported classes: an employee class and an employer class that acquired insurance products from the defendants from August 26, 1994 to the date of any class certification. The First Employee Benefits Complaint names AIG, as well as eleven brokers and five other insurers, as defendants. The activities alleged in the First Employee Benefits Complaint, with certain exceptions, track the allegations of contingent commissions, bid-rigging and tying made in the First Commercial Complaint.
     On October 3, 2006, Judge Hochberg of the District of New Jersey reserved in part and denied in part motions filed by the insurer defendants and broker defendants to dismiss the multi-district litigation. The Court also ordered the plaintiffs in both actions to file supplemental statements of particularity to elaborate on the allegations in their complaints. Plaintiffs filed their supplemental statements on October 25, 2006, and the AIG defendants, along with other insurer and broker defendants in the two consolidated actions, filed renewed motions to dismiss on November 30, 2006. On February 16, 2007, the case was transferred to Judge Garrett E. Brown, Chief Judge of the District of New Jersey. On April 5, 2007, Chief Judge Brown granted the defendants’ renewed motions to dismiss the First Commercial Complaint and First Employee Benefits Complaint with respect to the antitrust and RICO claims. The claims were dismissed without prejudice and the plaintiffs were given 30 days, later extended to 45 days, to file amended complaints. On April 11, 2007, the Court stayed all proceedings, including all discovery, that are part of the multi-district litigation until any renewed motions to dismiss the amended complaints are resolved.
     A number of complaints making allegations similar to those in the First Commercial Complaint have been filed against AIG and other defendants in state and federal courts around the country. The defendants have thus far been successful in having the federal actions transferred to the District of New Jersey and consolidated into the multi-district litigation. The AIG defendants have also sought to have state court actions making similar allegations stayed pending resolution of the multi-district litigation proceeding. In one state court action pending in Florida, the trial court recently decided not to grant an additional stay, but instead to allow the case to proceed. The parties in that case are currently awaiting the trial court’s ruling on the defendants’ motions to dismiss the complaint.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

6.	Commitments, Contingencies and Guarantees (continued)
     Plaintiffs filed amended complaints in both In re Insurance Brokerage Antitrust Litigation (the Second Commercial Complaint) and In re Employee Benefit Insurance Brokerage Antitrust Litigation (the Second Employee Benefits Complaint) along with revised particularized statements in both actions on May 22, 2007. The allegations in the Second Commercial Complaint and the Second Employee Benefits Complaint are substantially similar to the allegations in the First Commercial Complaint and First Employee Benefits Complaint, respectively. The complaints also attempt to add several new parties and delete others; the Second Commercial Complaint adds two new plaintiffs and twenty seven new defendants (including three new AIG defendants), and the Second Employee Benefits Complaint adds eight new plaintiffs and nine new defendants (including two new AIG defendants). The defendants filed motions to dismiss the amended complaints and to strike the newly added parties, and the parties are currently awaiting the court’s ruling on the motions.
     Litigation Relating to 21st Century. Shortly after the announcement in late January 2007 of AIG’s offer to acquire the outstanding shares of 21st Century Insurance Group (21st Century) not already owned by AIG and its subsidiaries, two related class actions were filed in the Superior Court of California, Los Angeles County, against AIG, 21st Century, and the individual members of 21st Century’s Board of Directors, two of whom are current executive officers of AIG. The actions were filed purportedly on behalf of the minority shareholders of 21st Century and assert breaches of fiduciary duty in connection with the AIG proposal. The complaints allege that the proposed per share price is unfair and seek preliminary and permanent injunctive relief to enjoin the consummation of the proposed transaction. On May 23, 2007, a third action was filed alleging breaches of fiduciary duty by the same defendants based upon their entering into the merger agreement and taking steps to complete the contemplated merger, and seeking injunctive relief comparable to that sought in the first two complaints. All three actions have been consolidated under the caption In re 21st Century Shareholder Litigation. Plaintiffs have stated an intention to file a consolidated amended complaint.
     SICO. In July, 2005, SICO filed a complaint against AIG in the Southern District of New York, claiming that AIG had refused to provide SICO access to certain artwork and asked the court to order AIG immediately to release the property to SICO. AIG filed an answer denying SICO’s allegations and setting forth defenses to SICO’s claims. In addition, AIG filed counterclaims asserting breach of contract, unjust enrichment, conversion, breach of fiduciary duty, a constructive trust and declaratory judgment, relating to SICO’s breach of its commitment to use its AIG shares only for the benefit of AIG and AIG employees. Fact and expert discovery has been substantially concluded and SICO’s motion for summary judgment is pending.
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
Flight Equipment
At June 30, 2007, ILFC had committed to purchase 246 new aircraft deliverable from 2007 through 2017 at an estimated aggregate purchase price of $20.9 billion. ILFC will be required to find customers for any aircraft acquired, and it must arrange financing for portions of the purchase price of such equipment.
Other Commitments
In the normal course of business, AIG enters into commitments to invest in limited partnerships, private equities and hedge funds and to purchase and develop real estate in the U.S. and abroad. These commitments totaled $6.73 billion at June 30, 2007.
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
     Loss Reserves. Although AIG regularly reviews the adequacy of the established reserve for losses and loss expenses, there can be no assurance that AIG’s ultimate loss reserves will not develop adversely and materially exceed AIG’s current loss reserves. Estimation of ultimate net losses, loss expenses and loss reserves is a complex process for long-tail casualty lines of business, which include excess and umbrella liability, directors and officers liability (D&O), professional liability, medical malpractice, workers compensation, general liability, products liability and related classes, as well as for asbestos and environmental exposures. Generally, actual historical loss development factors are used to project future loss development. However, there can be no assurance that future loss development patterns will be the same as in the past. Moreover, any deviation in loss cost trends or in loss development factors might not be discernible for an extended period of time subsequent to the recording of the initial loss reserve estimates for any accident year. Thus, there is the potential for reserves with respect to a number of years to be significantly affected by changes in loss cost trends or loss development factors that were relied upon in setting the reserves. These changes in loss cost trends or loss development factors could be attributable to changes in inflation, in labor and material costs or in the judicial environment, or in other social or economic phenomena affecting claims.
     Synthetic Fuel Tax Credits. AIG generates income tax credits as a result of investing in synthetic fuel production. Tax credits generated from the production and sale of synthetic fuel under the Internal Revenue Code are subject to an annual phase-out provision that is based on the average wellhead price of domestic crude oil. The price range within which the tax credits are phased-out was originally established in 1980 and is adjusted annually for inflation. Depending on the price of domestic crude oil for a particular year, all or a portion of the tax credits generated in that year might be eliminated. AIG evaluates the production levels of its synthetic fuel production facilities in light of the risk of phase-out of the associated tax credits. As a result of fluctuating domestic crude oil prices, AIG evaluates and adjusts production levels when appropriate in light of this risk. Under current legislation, the opportunity to generate additional tax credits from the production and sale of synthetic fuel expires on December 31, 2007.
     Lease Transactions. On June 27, 2007, field agents at the Internal Revenue Service issued three Notices of Proposed Adjustment (NOPAs) relating to a series of lease transactions by an AIG subsidiary. In the NOPAs, the field agents asserted that the leasing transactions were “lease-in lease-out” transactions described in Revenue Ruling 2002-69 and proposed adjustments to taxable income of approximately $81 million in the aggregate for the years 1998 and 1999. AIG cannot currently estimate the effect, if any, of the resolution of these matters.

(d)	Guarantees
AIG and certain of its subsidiaries become parties to derivative financial instruments with market risk resulting from both dealer and end-user activities and to reduce currency, interest rate, equity and commodity exposures. These instruments are carried at their estimated fair values in the consolidated balance sheet. The vast majority of AIG’s derivative activity is transacted by AIGFP. See Note 9 below and see Note 19 to the consolidated financial statements in the 2006 Annual Report on Form 10-K.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

7.	Employee Benefits
The following table presents the components of the net periodic benefit costs with respect to pensions and other postretirement benefits:

	Pensions			Postretirement

	Non-U.S.	U.S.		Non-U.S.	U.S.
(in millions)	Plans	Plans	Total	Plans	Plans	Total

Three Months Ended June 30, 2007
Components of net periodic benefit cost:
Service cost	$21	$30	$51	$2	$3	$5
Interest cost	12	44	56	–	4	4
Expected return on assets	(9)	(54)	(63)	–	–	–
Amortization of prior service cost	(3)	–	(3)	–	(1)	(1)
Amortization of net loss	3	9	12	–	–	–
Settlement loss	1	–	1	–	–	–

Net periodic benefit cost	$25	$29	$54	$2	$6	$8

Three Months Ended June 30, 2006
Components of net periodic benefit cost:
Service cost	$18	$31	$49	$1	$2	$3
Interest cost	8	41	49	–	2	2
Expected return on assets	(7)	(49)	(56)	–	–	–
Amortization of prior service cost	(2)	–	(2)	–	(1)	(1)
Recognized actuarial loss	4	19	23	–	–	–

Net periodic benefit cost	$21	$42	$63	$1	$3	$4

Six Months Ended June 30, 2007
Components of net periodic benefit cost:
Service cost	$44	$60	$104	$3	$5	$8
Interest cost	24	89	113	1	8	9
Expected return on assets	(18)	(107)	(125)	–	–	–
Amortization of prior service cost	(5)	(1)	(6)	–	(1)	(1)
Amortization of net loss	5	18	23	–	–	–
Settlement loss	1	–	1	–	–	–

Net periodic benefit cost	$51	$59	$110	$4	$12	$16

Six Months Ended June 30, 2006
Components of net periodic benefit cost:
Service cost	$37	$62	$99	$2	$3	$5
Interest cost	17	81	98	1	5	6
Expected return on assets	(14)	(97)	(111)	–	–	–
Amortization of prior service cost	(4)	(1)	(5)	–	(3)	(3)
Recognized actuarial loss	8	38	46	–	–	–

Net periodic benefit cost	$44	$83	$127	$3	$5	$8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

8.	Information Provided in Connection with Outstanding Debt
The following condensed consolidating financial statements are provided in compliance with Regulation S-X of the Securities and Exchange Commission.

•	American General Corporation (AGC) is a holding company and a wholly owned subsidiary of AIG. AIG provides a full and unconditional guarantee of all outstanding debt of AGC.

•	AIG Liquidity Corp. is a wholly owned subsidiary of AIG. AIG provides a full and unconditional guarantee of all obligations of AIG Liquidity Corp.

•	AIG Program Funding, Inc. is a wholly owned subsidiary of AIG. AIG provides a full and unconditional guarantee of all obligations of AIG Program Funding, Inc., which was established in 2007.
Condensed Consolidating Balance Sheet

	American
	International		AIG	AIG
	Group, Inc.		Liquidity	Program	Other		Consolidated
(in millions)	(As Guarantor)	AGC	Corp.	Funding, Inc.	Subsidiaries	Eliminations	AIG

June 30, 2007
Assets:
Investments and financial services assets	$14,368	$–	$–	$–	$832,421	$(17,960)	$828,829
Cash	36	–	–	–	1,599	–	1,635
Carrying value of subsidiaries and partially owned companies, at equity	116,412	27,670	–	–	11,896	(154,802)	1,176
Other assets	5,201	2,673	–	–	194,403	(51)	202,226

Total assets	$136,017	$30,343	$–	$–	$1,040,319	$(172,813)	$1,033,866

Liabilities:
Insurance liabilities	$23	$–	$–	$–	$507,129	$(66)	507,086
Debt	26,454	2,136	–	–	154,213	(17,493)	165,310
Other liabilities	5,210	3,143	–	–	248,725	(38)	257,040

Total liabilities	31,687	5,279	–	–	910,067	(17,597)	929,436

Preferred shareholders’ equity in subsidiary companies	–	–	–	–	100	–	100
Total shareholders’ equity	104,330	25,064	–	–	130,152	(155,216)	104,330

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$136,017	$30,343	$–	$–	$1,040,319	$(172,813)	$1,033,866

December 31, 2006
Assets:
Investments and financial services assets	$7,346	$–	$ *	$–	$797,976	$(14,822)	$790,500
Cash	76	–	*	–	1,514	–	1,590
Carrying value of subsidiaries and partially owned companies, at equity	109,125	27,967	–	–	8,436	(144,427)	1,101
Other assets	3,989	2,622	*	–	181,561	(1,949)	186,223

Total assets	$120,536	$30,589	$ *	$–	$989,487	$(161,198)	$979,414

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

	American
	International		AIG	AIG
	Group, Inc.		Liquidity	Program	Other		Consolidated
(in millions)	(As Guarantor)	AGC	Corp.	Funding, Inc.	Subsidiaries	Eliminations	AIG

Liabilities:
Insurance liabilities	$21	$–	$–	$–	$495,135	$(64)	$495,092
Debt	15,157	2,136	*	–	146,206	(14,820)	148,679
Other liabilities	3,681	3,508	*	–	228,068	(1,482)	233,775

Total liabilities	18,859	5,644	*	$–	869,409	(16,366)	877,546

Preferred shareholders’ equity in subsidiary companies	–	–	–	–	191	–	191
Total shareholders’ equity	101,677	24,945	*	–	119,887	(144,832)	101,677

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$120,536	$30,589	$ *	$–	$989,487	$(161,198)	$979,414

*Less than $1 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

8.	Information Provided in Connection with Outstanding Debt (continued)
Condensed Consolidating Statement of Income

	American
	International		AIG		AIG
	Group, Inc.		Liquidity		Program	Other		Consolidated
(in millions)	(As Guarantor)	AGC	Corp.		Funding, Inc.	Subsidiaries	Eliminations	AIG

Three Months Ended June 30, 2007
Operating income (loss)	$(282)	$(13)	$	*	$–	$6,623	$–	$6,328
Equity in undistributed net income of consolidated subsidiaries	3,605	340		–	–	–	(3,945)	–
Dividend income from consolidated subsidiaries	879	218		–	–	–	(1,097)	–
Income taxes	(75)	(15)		*	–	1,769	–	1,679
Minority interest	–	–		–	–	(372)	–	(372)

Net income (loss)	$4,277	$560	$	*	$–	$4,482	$(5,042)	$4,277

Three Months Ended June 30, 2006
Operating income (loss)	$(436)	$(48)	$	*	$–	$5,725	$–	$5,241
Equity in undistributed net income of consolidated subsidiaries	3,507	309		–	–	–	(3,816)	–
Dividend income from consolidated subsidiaries	380	154		–	–	–	(534)	–
Income taxes (benefits)	261	(17)		*	–	1,444	–	1,688
Minority interest	–	–		–	–	(363)	–	(363)

Net income (loss)	$3,190	$432	$	*	$–	$3,918	$(4,350)	$3,190

Six Months Ended June 30, 2007
Operating income (loss)	$(543)	$(86)	$	*	$–	$13,129	$–	$12,500
Equity in undistributed net income of consolidated subsidiaries	6,849	491		–	–	–	(7,340)	–
Dividend income from consolidated subsidiaries	2,165	658		–	–	–	(2,823)	–
Income taxes	64	(7)		*	–	3,348	–	3,405
Minority interest	–	–		–	–	(688)	–	(688)

Net income (loss)	$8,407	$1,070	$	*	$–	$9,093	$(10,163)	$8,407

Six Months Ended June 30, 2006
Operating income (loss)	$(722)	$(86)	$	*	$–	$10,842	$–	$10,034
Equity in undistributed net income of consolidated subsidiaries	6,767	668		–	–	–	(7,435)	–
Dividend income from consolidated subsidiaries	567	458		–	–	–	(1,025)	–
Income taxes (benefits)	261	(30)		*	–	2,892	–	3,123
Minority interest	–	–		–	–	(560)	–	(560)
Cumulative effect of an accounting change, net of tax	34	–		–	–	–	–	34

Net income (loss)	$6,385	$1,070	$	*	$–	$7,390	$(8,460)	$6,385

*Less than $1 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

8.	Information Provided in Connection with Outstanding Debt (continued)
Condensed Consolidating Statement of Cash Flow

	American
	International		AIG		AIG
	Group, Inc.		Liquidity		Program	Other	Consolidated
(in millions)	(As Guarantor)	AGC	Corp.		Funding, Inc.	Subsidiaries	AIG

Six Months Ended June 30, 2007
Net cash provided by operating activities	$743	$172	$	*	$–	$14,156	$15,071

Cash flows from investing:
Invested assets disposed	–	–		–	–	83,764	83,764
Invested assets acquired	(6,973)	–		–	–	(114,198)	(121,171)
Other	(242)	(76)		*	–	(148)	(466)

Net cash used in investing activities	(7,215)	(76)		*	–	(30,582)	(37,873)

Cash flows from financing activities:
Issuance of debt	11,931	–		–	–	39,100	51,031
Repayments of debt	(793)	–		–	–	(34,144)	(34,937)
Payments advanced to purchase shares	(4,000)	–		–	–	—	(4,000)
Cash dividends paid to shareholders	(859)	–		–	–	—	(859)
Other	153	(96)		*	–	11,574	11,631

Net cash provided by (used in) financing activities	6,432	(96)		*	–	16,530	22,866

Effect of exchange rate changes on cash	–	–		–	–	(19)	(19)

Change in cash	(40)	–		*	–	85	45
Cash at beginning of period	76	–		–	–	1,514	1,590

Cash at end of period	$36	$–	$	*	$–	$1,599	$1,635

Six Months Ended June 30, 2006
Net cash (used in) provided by operating activities	$(3,465)	$112	$	*	$–	$8,618	$5,265

Cash flows from investing:
Invested assets disposed	–	–		–	–	84,360	84,360
Invested assets acquired	(905)	–		–	–	(116,997)	(117,902)
Other	(718)	(17)		*	–	347	(388)

Net cash used in investing activities	(1,623)	(17)		*	–	(32,290)	(33,930)

Cash flows from financing activities:
Issuance of debt	5,816	–		–	–	26,329	32,145
Repayments of debt	(145)	–		–	–	(16,805)	(16,950)
Cash dividends paid to shareholders	(780)	–		–	–	—	(780)
Other	60	(95)		*	–	14,481	14,446

Net cash provided by (used in) financing activities	4,951	(95)		*	–	24,005	28,861

Effect of exchange rate changes on cash	–	–		–	–	47	47

Change in cash	(137)	–		*	–	380	243
Cash at beginning of period	190	–		–	–	1,707	1,897

Cash at end of period	$53	$–	$	*	$–	$2,087	$2,140

*Less than $1 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

9.	Derivatives and Hedge Accounting
AIG uses derivatives and other instruments as part of its financial risk management programs and as part of its investment operations. AIGFP also transacts in derivatives as a dealer.
     Derivatives, as defined in FAS 133, are financial arrangements among two or more parties with returns linked to or “derived” from some underlying equity, debt, commodity or other asset, liability, or foreign exchange rate or other index or the occurrence of a specified payment event. Derivative payments may be based on interest rates, exchange rates, prices of certain securities, commodities, or financial or commodity indices or other variables. Collateral is required on certain transactions based on the creditworthiness of the counterparty.
     Unless subject to a scope exclusion, AIG carries all derivatives on the consolidated balance sheet at fair value. The changes in fair value of the derivative transactions of AIGFP are presented as a component of AIG’s operating income.
AIGFP
AIGFP, in the ordinary course of operations and as principal, structures and enters into derivative transactions to meet the needs of counterparties who may be seeking to hedge certain aspects of such counterparties’ operations or obtain a desired financial exposure. AIGFP also enters into derivative transactions to mitigate risk in its exposures (interest rates, currencies, commodities and equities) arising from such transactions. Such instruments are carried at market or fair value, whichever is appropriate, and are reflected on the balance sheet in “Unrealized gain on swaps, options and forward transactions” and “Unrealized loss on swaps, options and forward contracts.”
     Beginning in the first quarter of 2007, AIGFP designated certain interest rate swaps as fair value hedges of the benchmark interest rate risk on certain of its interest bearing financial assets and liabilities. In these hedging relationships, AIG is hedging its fixed rate available for sale securities and fixed rate borrowings. AIGFP also designated foreign currency forward contracts as fair value hedges for changes in spot foreign exchange rates of the non-U.S. dollar denominated available for sale debt securities. Under these strategies, all or portions of individual or multiple derivatives may be designated against a single hedged item.
     At inception of each hedging relationship, AIGFP performs and documents its prospective assessments of hedge effectiveness to demonstrate that the hedge is expected to be highly effective. For hedges of interest rate risk, AIGFP uses regression to demonstrate the hedge is highly effective, while it uses the periodic dollar offset method for its foreign currency hedges. AIGFP uses the periodic dollar offset method to assess whether its hedging relationships were highly effective on a retrospective basis. The prospective and retrospective assessments are updated on a daily basis. The passage of time component of the hedging instruments is excluded from the assessment of hedge effectiveness and measurement of hedge ineffectiveness. AIGFP does not utilize the shortcut, match terms or equivalent methods.
     The change in fair value of the derivative that qualifies under the requirements of FAS 133 as a fair value hedge is recorded in current period earnings along with the gain or loss on the hedged item for the hedged risk. For interest rate hedges, the adjustments to the carrying value of the hedged items are amortized into income using the effective yield method over the remaining life of the hedged item. Amounts excluded from the assessment of hedge effectiveness are recognized in current period earnings.
     For the three and six months ended June 30, 2007, AIGFP recognized a net loss of less than $1 million and a net gain of $2 million in earnings, respectively, representing hedge ineffectiveness, and also recognized a net loss of $157 million and $211 million, respectively, related to the portion of the hedging instruments excluded from the assessment of hedge effectiveness. All these amounts are reflected in Other income. AIGFP did not apply hedge accounting in 2006.
Other Derivative Users
AIG and its subsidiaries (other than AIGFP) also use derivatives and other instruments as part of their financial risk management programs. Interest rate derivatives (such as interest rate swaps) are used to manage interest rate risk associated with investments in fixed income securities, commercial paper issuances, medium- and long-term note offerings, and other interest rate sensitive assets and liabilities. In addition, foreign exchange derivatives (principally cross currency swaps, forwards and options) are used to economically mitigate risk associated with non-U.S. dollar denominated debt, net capital exposures and foreign exchange transactions. The derivatives are effective economic hedges of the exposures they are meant to offset.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

9.	Derivatives and Hedge Accounting (continued)
     In 2007, AIG and its subsidiaries other than AIGFP designated certain derivatives as either fair value or cash flow hedges of their debt. The fair value hedges included (i) interest rate swaps that were designated as hedges of the change in the fair value of fixed rate debt attributable to changes in the benchmark interest rate and (ii) foreign currency swaps designated as hedges of the change in fair value of foreign currency denominated debt attributable to changes in foreign exchange rates and/or the benchmark interest rate. With respect to the cash flow hedges, (i) interest rate swaps were designated as hedges of the changes in cash flows on floating rate debt attributable to changes in the benchmark interest rate, and (ii) foreign currency swaps were designated as hedges of changes in cash flows on foreign currency denominated debt attributable to changes in the benchmark interest rate and foreign exchange rates.
     AIG assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. Regression analysis is employed to assess the effectiveness of these hedges both on a prospective and retrospective basis. AIG does not utilize the shortcut, match terms or equivalent methods.
     The change in fair value of derivatives designated and effective as fair value hedges along with the gain or loss on the hedged item are recorded in net realized capital gains (losses). Upon discontinuation of hedge accounting, the cumulative adjustment to the carrying value of the hedged item resulting from changes in the benchmark interest rate is amortized into income using the effective yield method over the remaining life of the hedged item. Amounts excluded from the assessment of hedge effectiveness are recognized in current period earnings. During both the three and six months ended June 30, 2007, AIG recognized a gain of less than $1 million in earnings related to the ineffective portion of the hedging instruments. AIG also recognized a loss of $8 million related to the change in the hedging instruments forward points excluded from the assessment of hedge effectiveness.
     The effective portion of the change in fair value of a derivative qualifying as a cash flow hedge is recorded in Accumulated other comprehensive income (loss), until earnings are affected by the variability of cash flows in the hedged item. The ineffective portion of these hedges is recorded in net realized capital gains (losses). During the three and six months ended June 30, 2007, AIG recognized a loss of less than $1 million and a gain of less than $1 million, respectively, in earnings representing hedge ineffectiveness. At June 30, 2007, $10 million of the deferred net gain in Accumulated other comprehensive income is expected to be recognized in earnings during the next 12 months. All components of the derivatives’ gains and losses were included in the assessment of hedge effectiveness. There were no instances of the discontinuation of hedge accounting in 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

10.	Cash Flows
As part of its remediation activities during 2006, AIG determined that certain non-cash activities and adjustments, including the effects of changes in foreign exchange translation on assets and liabilities, previously were misclassified within the operating, investing and financing sections of the Consolidated Statement of Cash flows. The more significant line items revised include the change in General and life insurance reserves and DAC within operating activities; Purchases of fixed maturity securities within investing activities; and Proceeds from notes, bonds, loans and mortgages payable, and hybrid financial instrument liabilities within financing activities. After evaluating the effect of these items during the third quarter of 2006, AIG revised the previous periods presented in its September 30, 2006 consolidated financial statements included in that quarter’s Quarterly Report on Form 10-Q to conform to the revised presentation.
     Subsequent to that revision, additional revisions were made in 2006, primarily relating to certain elements of net realized capital gains and the effect of reclassifying certain policyholders’ account balances from Other policyholder funds to Policyholders’ contract deposits.
The effect of these revisions on the Consolidated Statement of Cash flows for the six months ended June 30, 2006 is presented below:

	Originally	Revisions	As Revised
	Reported	Third Quarter	Third Quarter	Additional
(in millions)	June 30, 2006	2006	2006	Revisions	As Revised

Cash flows from operating activities	$6,978	$(355)	$6,623	$(1,358)	$5,265

Cash flows from investing activities	(40,048)	5,682	(34,366)	436	(33,930)

Cash flows from financing activities	32,243	(4,304)	27,939	922	28,861

Effect of exchange rate changes on cash	1,070	(1,023)	47	—	47

American International Group, Inc. and Subsidiaries

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

American International Group, Inc. and Subsidiaries
In addition to reviewing AIG’s results for the first six months of 2007, this Management’s Discussion and Analysis of Financial Condition and Results of Operations supplements and updates the information and discussion included in the 2006 Annual Report on Form 10-K. Throughout this Management’s Discussion and Analysis, AIG presents its operations in the way it believes will be most meaningful. Statutory loss ratios and combined ratios are presented in accordance with accounting principles prescribed by insurance regulatory authorities because these are standard measures of performance filed with insurance regulatory authorities and used for analysis in the insurance industry and thus allow more meaningful comparisons with AIG’s insurance competitors. AIG has also incorporated into this discussion cross-references to additional information included in this Quarterly Report on Form 10-Q and in the 2006 Annual Report on Form 10-K to assist readers seeking related information on a particular subject.
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
Outlook
The following paragraphs supplement and update the information and discussion included in Management’s Discussion and Analysis of Financial Condition and Results of Operations — Outlook, in the 2006 Annual Report on Form 10-K to reflect developments in or affecting AIG’s business during 2007.
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
     In AIG’s Foreign Retirement Services business, the continued weak yen has resulted in higher than normal surrenders and that trend, if prolonged, could further accelerate the amortization of deferred acquisition costs (DAC). Similarly, in the Domestic Retirement Services business, the flat yield curve and the age of the in-force blocks of individual fixed annuities could result in an acceleration of surrender activity as early as 2008.
     In Japan, the National Tax Authority in cooperation with the Life Insurance Association of Japan is reviewing the tax treatment for increasing term life insurance, which may affect the amount of premiums that qualify as tax deductions for business owners. As a result of this review, AIG’s life insurance companies in Japan suspended the sale of increasing term life insurance from early April 2007. This action will have an adverse effect on life insurance sales in the second half of 2007. AIG companies in Japan have taken several measures aimed at increasing sales of other products in the Japanese market, in particular sales of U.S. dollar life insurance products.
     In March 2007, the U.S. Treasury Department published proposed new regulations that, if adopted in their current form, would limit the ability of U.S. taxpayers to claim foreign tax credits in certain circumstances under the Internal Revenue Code. Should the proposed regulations be adopted in their current form, they would limit AIG’s ability to claim foreign tax credits in connection with certain structured transactions entered into by AIG Financial Products Corp. and AIG Trading Group Inc. and their respective subsidiaries (collectively, AIGFP), resulting in a material adverse effect on AIGFP’s operating results.
     The U.S. residential mortgage market is experiencing serious disruption due to deterioration in the credit quality of loans originated to non-prime and subprime borrowers,

American International Group, Inc. and Subsidiaries
evolving changes in the regulatory environment and a slower residential housing market. AIG participates in the U.S. residential mortgage market in several ways: American General Finance, Inc. (AGF) extends first and second-lien mortgage loans to buyers and owners of residential housing; United Guaranty Corporation (UGC) provides mortgage guaranty insurance for first and second-lien residential mortgages; AIG insurance and financial services subsidiaries invest in mortgage-backed securities and collateralized debt obligations (CDOs) in which the underlying collateral is composed in whole or in part of residential mortgage loans; and AIGFP provides credit protection through credit default swaps on certain senior tranches of such CDOs. The operating results of AIG’s consumer finance and mortgage guaranty operations in the United States have been and are likely to continue to be adversely affected by the factors referred to above. The downward cycle in the U.S. housing market is not expected to improve until residential inventories return to a more normal level and the mortgage credit market stabilizes. AIG expects that this downward cycle will continue to adversely affect UGC’s operating results for the foreseeable future, although UGC is beginning to experience improved credit quality trends on new production. The effect of the downward cycle in the U.S. housing market on AIG’s other operations, investment portfolio and overall consolidated financial position, is not expected to be material due to AIG’s disciplined underwriting and active risk management, as well as the high credit ratings for assets collateralized by subprime and non-prime mortgages and the structural protections against loss afforded AIG by its senior position in the investments and exposures that it holds.
     In recent quarters, AIG’s returns from partnerships and other alternative investments have been particularly strong, driven by favorable equity market performance and credit conditions. These returns may vary significantly from period to period. AIG believes that the particularly strong performance in recent periods is not indicative of the returns to be expected from this asset class in future periods.
Consolidated Results
The following table summarizes AIG’s consolidated revenues, income before income taxes, minority interest and cumulative effect of an accounting change and net income:

	Three Months			Six Months
	Ended June 30,		Percentage	Ended June 30,		Percentage
			Increase/			Increase/
(in millions)	2007	2006	(Decrease)	2007	2006	(Decrease)

Total revenues	$31,150	$26,854	16%	$61,795	$54,132	14%

Income before income taxes, minority interest and cumulative effect of an accounting change	6,328	5,241	21	12,500	10,034	25

Net income	$4,277	$3,190	34%	$8,407	$6,385	32%

     AIG’s consolidated revenues for the three and six-month periods ended June 30, 2007 increased compared to the same periods in 2006 as revenues increased in each of AIG’s operating segments.
     AIG’s consolidated income before income taxes, minority interest and cumulative effect of an accounting change increased in the three and six-month periods ended June 30, 2007 compared to the same periods in 2006. During the three months ended June 30, 2007, growth was experienced in all operating segments compared to the same period in 2006. For the six months ended June 30, 2007 operating income grew in all operating segments with the exception of Life Insurance & Retirement Services, which declined marginally due to higher net realized capital losses. Operating income for the three and six-month periods ended June 30, 2007 reflects significant increases from the comparable periods in 2006 related to differences in the accounting treatment for hedging activities. In the first six months of 2007, AIGFP applied hedge accounting to certain of its interest rate swaps and foreign currency forward contracts hedging its investments and borrowings. As a result, AIGFP was able to recognize in earnings the change in the fair value on the hedged items attributable to the hedged risks, offsetting the gains and losses on the derivatives designated as hedges. In 2006, AIGFP did not apply hedge accounting under FAS 133 to any of its derivatives or related assets and liabilities.
     During the three months ended June 30, 2007, AIG recorded certain out of period adjustments. These adjustments collectively decreased pre-tax operating income in that quarter by $334 million and net income by $139 million. The adjustments were comprised of a charge of $431 million ($280 million after tax) in Capital Markets, including $380 million ($247 million after tax) to reverse net gains on transfers of investment securities among legal entities consolidated within AIGFP into Accumulated other comprehensive income; a $78 million decrease in income tax expense related to the remediation of the material weakness in controls over income tax accounting; $27 million ($18 million after tax) of net realized capital gains relating to foreign exchange; and $70 million of additional income primarily relating to other remediation activities ($45 million after tax).
     For the six months ended June 30, 2007, out of period adjustments collectively decreased pre-tax operating income by $495 million ($373 million after tax). The adjustments were comprised of a charge of $380 million ($247 million after tax) discussed above; $51 million of additional income tax expense related to the aforementioned remediation

American International Group, Inc. and Subsidiaries
activities; $74 million ($48 million after tax) of net realized capital gains related to foreign exchange; and $189 million ($123 million after tax) of additional expense, primarily relating to other remediation activities.
     During the second quarter of 2006, as part of its remediation efforts, AIG identified and recorded an out of period adjustment related to the accounting for UCITS in accordance with FIN 46(R), “Consolidation of Variable Interest Entities” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” These investments had previously been accounted for as available for sale securities, with changes in market values being reflected in Accumulated other comprehensive income, net of deferred income taxes. Beginning with the second quarter of 2006, the changes in market values are included in Net investment income. For the three and six-month periods ended June 30, 2006, the effect on the Consolidated Statement of Comprehensive Income (Loss) was decreases of $576 million and $537 million, respectively, in Unrealized appreciation (depreciation) of investments — net of reclassification adjustments, and increases of $202 million and $188 million, respectively, in the related Deferred income tax benefit (expense). For the three and six-month periods ended June 30, 2006, the effect on the Consolidated Statement of Income was increases of $653 million and $608 million, respectively, in Net investment income, increases of $77 million and $71 million, respectively, in Incurred policy losses and benefits, related to certain participating policyholder funds, and increases in Income taxes of $202 and $188 million, respectively. There was no effect on Total shareholders’ equity at June 30, 2006.
     In the second quarter of 2006, AIG recorded other out of period adjustments of $85 million ($55 million after tax) of interest income related to interest earned on deposit contracts and $199 million ($150 million after tax) of expenses related to the remediation of a material weakness in controls over certain balance sheet reconciliations and other remediation-related activities.
     For the six months ended June 30, 2006, out of period adjustments collectively increased pre-tax operating income by $23 million and reduced net income by $67 million. The adjustments were comprised of $537 million ($349 million after tax) of additional investment income related to the accounting for UCITS; $300 million ($145 million after tax) of charges related to the remediation of a material weakness in accounting for certain derivative transactions under FAS 133; $126 million of additional income tax expense related to the aforementioned remediation activities; $85 million ($55 million after tax) of interest income related interest earned on deposit contracts; $61 million (before and after tax) of expenses related to the Starr International Company, Inc. (SICO) Deferred Compensation Profit Participation Plans (SICO Plans); $59 million ($38 million after tax) of expenses related to deferred advertising costs; and $179 million ($101 million after tax) of additional expense, primarily related to other remediation activities.
     Results for the first six months of 2006 were also negatively affected by a one-time charge relating to the C.V. Starr & Co., Inc. (Starr) tender offer ($54 million before and after tax) and an additional allowance for losses in AIG Credit Card Company (Taiwan) ($88 million before and after tax), both of which were recorded in first quarter of 2006.
     Since March 31, 2006, through its continued remediation efforts, AIG identified additional out of period adjustments relating to the three and six months ended June 30, 2006 that increased (decreased) net income by $(45) million and $76 million, respectively. These items primarily relate to AIG’s ongoing remediation of internal controls over accounting for UCITS and reconciliation of balance sheet accounts.
     The effective income tax rate decreased from 30.1 percent for the full year of 2006 to 26.5 percent and 27.2 percent for the three and six-month periods ended June 30, 2007, respectively, primarily due to the benefits from remediation adjustments and the recognition of tax benefits associated with the SICO Plans for which the compensation expense had been recognized in prior years. Such tax benefits amounted to $97 million and $143 million, respectively, for the three and six-month periods ended June 30, 2007.

American International Group, Inc. and Subsidiaries
Segment Results
The following table summarizes AIG’s operations by major operating segment. (See also Note 2 of Notes to Consolidated Financial Statements.)

	Three Months			Six Months
	Ended June 30,		Percentage	Ended June 30,		Percentage
			Increase/			Increase/
(in millions)	2007	2006	(Decrease)	2007	2006	(Decrease)

Revenues(a):
General Insurance(b)(c)	$12,928	$12,167	6%	$25,831	$23,823	8%
Life Insurance & Retirement Services(c)(d)	14,023	11,911	18	27,705	24,761	12
Financial Services(e)(f)	2,123	1,246	70	4,324	2,912	48
Asset Management(g)	1,989	1,515	31	3,897	2,654	47
Other	263	138	91	394	228	73
Consolidation and eliminations	(176)	(123)	—	(356)	(246)	—

Consolidated	$31,150	$26,854	16%	$61,795	$54,132	14%

Operating income (loss)(a)(h):
General Insurance(c)	$2,976	$2,863	4%	$6,072	$5,194	17%
Life Insurance & Retirement Services(c)	2,620	2,381	10	4,901	5,011	(2)
Financial Services(f)	47	(530)	–	339	(638)	–
Asset Management	1,128	785	44	2,122	1,234	72
Other	(460)	(258)	—	(930)	(767)	—
Consolidation and eliminations	17	—	—	(4)	—	—

Consolidated	$6,328	$5,241	21%	$12,500	$10,034	25%

(a)	Includes gains (losses) from hedging activities that did not qualify for hedge accounting treatment under FAS 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133), including the related foreign exchange gains and losses. For the three-month periods ended June 30, 2007 and 2006, respectively, the effect was $(430) million and $(1.08) billion in both revenues and operating income. For the six-month periods ended June 30, 2007 and 2006, respectively, the effect was $(882) million and $(1.30) billion in both revenues and operating income. These amounts result primarily from interest rate and foreign currency derivatives that are hedging investments and borrowings. These gains (losses) for the three and six months ended June 30, 2007 include out of period charges of $431 million and $326 million, respectively, including a $380 million charge in both periods to reverse net gains recognized on transfers of available for sale securities among legal entities consolidated within AIGFP. The first six months of 2006 include an out of period charge of $300 million related to the remediation of the material weakness in accounting for certain derivative transactions under FAS 133.
(b)	Represents the sum of General Insurance net premiums earned, net investment income and net realized capital gains (losses).
(c)	Includes the effect of an out of period UCITS adjustment in the second quarter of 2006. For the three and six-month periods ended June 30, 2006, the effect was an increase of $432 million and $405 million, respectively, in both revenues and operating income for General Insurance and an increase of $221 million and $203 million, respectively, in revenues and $144 million and $132 million, respectively, in operating income for Life Insurance & Retirement Services.
(d)	Represents the sum of Life Insurance & Retirement Services premiums and other considerations, net investment income and net realized capital gains (losses). Included in net realized capital gains (losses) and operating income are gains (losses) from hedging activities that did not qualify for hedge accounting treatment under FAS 133, which were $41 million and $73 million for the three-month periods ended June 30, 2007 and 2006, respectively, and $(82) million and $425 million for the six-month periods ended June 30, 2007 and 2006, respectively. Also included in net realized capital gains (losses) was the application of FAS 52, the effects of which were $(24) million and $(94) million for the three-month periods ended June 30, 2007 and 2006, respectively, and $99 million and $(90) million for the six-month periods ended June 30, 2007 and 2006, respectively.
(e)	Primarily represents interest, lease and finance charges.
(f)	Includes gains (losses) from hedging activities that did not qualify for hedge accounting treatment under FAS 133, including the related foreign exchange gains and losses. For the three-month periods ended June 30, 2007 and 2006, respectively, the effect was $(443) million, and $(1.1) billion in both revenues and operating income. For the six-month periods ended June 30, 2007 and 2006, respectively, the effect was $(603) million and $(1.8) billion in both revenues and operating income. These amounts result primarily from interest rate and foreign currency derivatives that are effective economic hedges of investments and borrowings. The second quarter and the first six months of 2007 include the out of period charges of $431 million and $326 million, respectively, as discussed above. The first six months of 2006 include an out of period charge of $300 million as discussed above. In the first quarter of 2007, AIG began applying hedge accounting for certain transactions, primarily in its Capital Markets operations. In the second quarter of 2007, AGF and ILFC began applying hedge accounting to most of their derivatives hedging interest rate and foreign exchange risks associated with their floating rate and foreign currency denominated borrowings.
(g)	Represents net investment income with respect to spread-based products and management and advisory fees.
(h)	Represents income before income taxes, minority interest and cumulative effect of an accounting change.
General Insurance
AIG’s General Insurance operations provide property and casualty products and services throughout the world. Foreign operations provided approximately 29 percent and 36 percent of General Insurance operating income for the three months ended June 30, 2007 and 2006, respectively, and approximately 29 percent and 33 percent for the six months ended June 30, 2007 and 2006, respectively. The increase in General Insurance operating income in the three and six-month periods ended June 30, 2007 compared to the same periods in 2006 was primarily attributable to improved underwriting results for the Domestic Brokerage Group (DBG) and higher net investment income, partially offset by losses from the Mortgage Guaranty business.
Life Insurance & Retirement Services
AIG’s Life Insurance & Retirement Services operations provide insurance, financial and investment products throughout the world. Foreign operations provided approximately 63 percent and 73 percent of Life Insurance & Retirement Services operating income for the three months ended June 30, 2007 and 2006, respectively, and approximately 60 percent and 68 percent for the six months ended June 30, 2007 and 2006, respectively. Operating income for the three months ended June 30, 2007 grew compared to the same period in 2006 primarily due to higher income from partnerships, credit-linked notes and call and

American International Group, Inc. and Subsidiaries
tender activity (other yield enhancement income) and growth in the underlying business. For the six months ended June 30, 2007, operating income declined 2 percent compared to the same period in 2006 due to charges related to balance sheet reconciliation remediation, an industry-wide claims review in Japan, the effect of SOP 05-1 and realized capital losses.
Financial Services
AIG’s Financial Services subsidiaries engage in diversified activities including aircraft and equipment leasing, capital markets, consumer finance and insurance premium finance.
     Financial Services operating income increased in the three and six-month periods ended June 30, 2007 compared to the same periods of 2006 primarily due to differences in the accounting treatment for hedging activities. In the first quarter of 2007, AIGFP applied hedge accounting to certain of its interest rate swaps and foreign currency forward contracts hedging its investments and borrowings. In the second quarter of 2007, AGF and International Lease Finance Corporation (ILFC) began applying hedge accounting to most of their derivatives hedging interest rate and foreign currency denominated borrowings. Prior to 2007, hedge accounting under FAS 133 was not being applied to any of AIG’s derivatives and related assets and liabilities. Accordingly, revenues and operating income were exposed to volatility resulting from differences in the timing of revenue recognition between the derivatives and the hedged assets and liabilities.
     In the second quarter and first six months of 2007, the domestic consumer finance operations recorded pre-tax charges of $50 million and $178 million, respectively, representing the estimated cost of implementing the Supervisory Agreement entered into with the Office of Thrift Supervision (OTS), which are discussed in the Consumer Finance results of operations section.
Asset Management
AIG’s Asset Management operations include institutional and retail asset management, broker-dealer services and institutional spread-based investment businesses. The Matched Investment Program (MIP) has replaced the GIC program as AIG’s principal institutional spread-based investment activity.
     Asset Management operating income increased for the three-month period ended June 30, 2007 compared to the same period in 2006 primarily due to higher investment gains, including a realized capital gain of $398 million on the sale of a portion of AIG’s investment in Blackstone Group, LP in connection with its initial public offering. Asset Management operating income increased for the six-month period ended June 30, 2007 compared to the same period in 2006 due to the aforementioned investment gains as well as growth in both the Spread-Based Investment business and the Institutional Asset Management business. Gains and losses arising from the consolidation of certain partnerships, private equity investments and real estate funds are included in Operating income, but are offset in Minority interest expense, which is not a component of operating income.
Capital Resources
In the first six months of 2007, AIG issued $4.49 billion of junior subordinated debentures in four series of securities. Substantially all of the proceeds from these sales, net of expenses, are being used to repurchase shares of AIG’s common stock.
     At June 30, 2007, AIG had total consolidated shareholders’ equity of $104.3 billion and total consolidated borrowings of $165.3 billion. At that date, $148.1 billion of such borrowings were not guaranteed by AIG, were matched borrowings by AIG Parent or AIGFP, or represented junior subordinated debt or liabilities connected to trust preferred stock.
     In February 2007, AIG’s Board of Directors increased AIG’s share repurchase program by authorizing the repurchase of shares with an aggregate purchase price of $8 billion. Share repurchases during 2007 are described under Capital Resources and Liquidity — Share Repurchases and in Item 2. of Part II of this Quarterly Report on Form 10-Q.
Liquidity
AIG manages liquidity at both the subsidiary and parent company levels. At June 30, 2007, AIG’s consolidated invested assets, primarily held by its subsidiaries, included $29.4 billion in cash and short-term investments. Consolidated net cash provided from operating activities in the first six months of 2007 amounted to $15.1 billion. Management believes that AIG’s liquid assets, cash provided by operations and access to the capital markets will enable it to meet its anticipated cash requirements, including the funding of increased dividends under AIG’s new dividend policy and repurchases of common stock.
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

American International Group, Inc. and Subsidiaries
critical accounting estimates are discussed in detail. The major categories for which assumptions are developed and used to establish each critical accounting estimate are highlighted below.
Reserves for Losses and Loss Expenses
(General Insurance):

•	Loss trend factors: used to establish expected loss ratios for subsequent accident years based on premium rate adequacy and the projected loss ratio with respect to prior accident years.

•	Expected loss ratios for the latest accident year: in this case, accident year 2007 for the loss reserve analyses updated through June 30, 2007. For low-frequency, high-severity classes such as excess casualty, expected loss ratios generally are utilized for at least the three most recent accident years.

•	Loss development factors: used to project the reported losses for each accident year to an ultimate amount.

•	Reinsurance recoverable on unpaid losses: the expected recoveries from reinsurers on losses that have not yet been reported and/or settled.
Future Policy Benefits for Life and Accident and Health Contracts (Life Insurance & Retirement Services):

•	Interest rates: which vary by geographical region, year of issuance and products.

•	Mortality, morbidity and surrender rates: based upon actual experience by geographical region modified to allow for variation in policy form, risk classification and distribution channel.
Estimated Gross Profits (Life Insurance & Retirement Services):

•	Estimated gross profits: to be realized over the estimated duration of the contracts (investment-oriented products) affect the carrying value of DAC, unearned revenue liability and associated amortization patterns under FAS 97 and Sales Inducement Assets under Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (SOP 03-1). Estimated gross profits include investment income and gains and losses on investments less required interest, actual mortality and other expenses.
Deferred Policy Acquisition Costs (Life Insurance & Retirement Services):

•	Recoverability: based on current and future expected profitability, which is affected by interest rates, foreign exchange rates, mortality experience, and policy persistency.
Deferred Policy Acquisition Costs (General Insurance):

•	Recoverability and eligibility: based upon the current terms and profitability of the underlying insurance contracts.
Fair Value Determinations Of Certain Assets And Liabilities (Financial Services):

•	Valuation models: utilizing factors, such as market liquidity and current interest, foreign exchange and volatility rates.

•	Market price data: AIG attempts to secure reliable and independent current market price data, such as published exchange rates from external subscription services such as Bloomberg or Reuters or third-party broker quotes for use in its models. When such data is not available, AIG uses an internal methodology, which includes interpolation and extrapolation from verifiable recent prices.
Other-Than-Temporary Declines In The Value Of Investments:
A security is considered a candidate for other-than-temporary impairment if it meets any of the following criteria:

•	Trading at a significant (25 percent or more) discount to par or amortized cost (if lower) for an extended period of time (nine months or longer);

•	The occurrence of a discrete credit event resulting in the debtor defaulting or seeking bankruptcy or insolvency protection or voluntary reorganization; or

•	The probability of non-realization of a full recovery on its investment, irrespective of the occurrence of one of the foregoing events.
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
     AIG’s Personal Lines operations provide automobile insurance through AIG Direct, a mass marketing operation, the Agency Auto Division and 21st Century, as well as a broad range of coverages for high net worth individuals through the AIG Private Client Group.
     The main business of the UGC subsidiaries is the issuance of residential mortgage guaranty insurance on conventional first-lien mortgages for the purchase or refinance of one to four family residences. UGC subsidiaries also write second-lien and private student loan guaranty insurance.
     AIG’s Foreign General Insurance group accepts risks primarily underwritten through American International Underwriters (AIU), a marketing unit consisting of wholly owned agencies and insurance companies. The Foreign General Insurance group also includes business written by AIG’s foreign-based insurance subsidiaries.

American International Group, Inc. and Subsidiaries
General Insurance Results
General Insurance operating income is comprised of statutory underwriting results, changes in DAC, net investment income and net realized capital gains and losses.
Operating income, as well as net premiums written, net premiums earned, net investment income and net realized capital gains (losses) and statutory ratios were as follows:
________________________________________________________________________________

	Three Months			Six Months
	Ended June 30,		Percentage	Ended June 30,		Percentage
			Increase/			Increase/
(in millions, except ratios)	2007	2006	(Decrease)	2007	2006	(Decrease)

Net premiums written:
Domestic General
DBG	$6,439	$6,476	(1)%	$12,448	$12,336	1%
Transatlantic(a)	983	914	8	1,967	1,828	8
Personal Lines	1,203	1,180	2	2,432	2,378	2
Mortgage Guaranty	272	193	41	538	390	38
Foreign General(a)	3,242	2,871	13	6,860	5,957	15

Total	$12,139	$11,634	4%	$24,245	$22,889	6%

Net premiums earned:
Domestic General
DBG	$5,996	$5,818	3%	$11,977	$11,587	3%
Transatlantic(a)	948	909	4	1,913	1,817	5
Personal Lines	1,168	1,167	–	2,323	2,326	–
Mortgage Guaranty	221	179	23	431	345	25
Foreign General(a)	3,030	2,605	16	5,938	5,073	17

Total	$11,363	$10,678	6%	$22,582	$21,148	7

Net investment income:
Domestic General
DBG	$984	$813	21%	$2,017	$1,558	29
Transatlantic	119	108	10	235	210	12
Personal Lines	57	55	4	114	112	2
Mortgage Guaranty	39	36	8	76	68	12
Foreign General(b)	427	602	(29)	746	784	(5)
Reclassifications and Eliminations	2	–	–	3	–	–

Total	$1,628	$1,614	1%	$3,191	$2,732	17%

Net realized capital gains (losses)	$(63)	$(125)	(50)%	$58	$(57)	–%

Operating Income (loss)(c):
Domestic General
DBG	$1,904	$1,474	29%	$3,833	$2,779	38%
Transatlantic	168	143	17	319	284	12
Personal Lines	118	118	–	224	219	2
Mortgage Guaranty	(81)	107	–	(73)	216	–
Foreign General(b)(d)(e)	867	1,021	(15)	1,776	1,694	5
Reclassifications and Eliminations	–	–	–	(7)	2	–

Total	$2,976	$2,863	4%	$6,072	$5,194	17%

Statutory underwriting profit (loss)(c)(f) :
Domestic General
DBG	$946	$641	48%	$1,730	$1,125	54%
Transatlantic	37	33	12	53	63	(16)
Personal Lines	56	53	6	89	93	(4)
Mortgage Guaranty	(126)	73	–	(168)	143	–
Foreign General(d)(e)	371	423	(12)	773	756	2

Total	$1,284	$1,223	5%	$2,477	$2,180	14%

Domestic General(c):
Loss Ratio	68.2	68.6		68.5	70.1
Expense Ratio	19.6	19.8		20.3	20.0

Combined Ratio	87.8	88.4		88.8	90.1

Foreign General(c):
Loss Ratio(a)(e)	52.1	47.1		51.4	48.9
Expense Ratio(d)	33.3	33.3		30.8	30.8

Combined ratio	85.4	80.4		82.2	79.7

Consolidated(d):
Loss Ratio	63.9	63.4		64.0	65.0
Expense Ratio	23.2	23.1		23.3	22.8

Combined Ratio	87.1	86.5		87.3	87.8

(a)	Income statement accounts expressed in non-functional currencies are translated into U.S. dollars using average exchange rates.
(b)	The three and six-month periods ended June 30, 2006 include increases of $412 million and $386 million, respectively, relating to an out of period UCITS adjustment recorded in the second quarter of 2006.

(c)	Includes additional losses incurred and net reinstatement premiums related to prior year catastrophes of $18 million and $(51) million in the three-month periods ended June 30, 2007 and 2006, respectively, and $53 million and $48 million in the six-month periods ended June 30, 2007 and 2006, respectively.

(d)	Includes the results of wholly owned Foreign General agencies.

(e)	Includes losses incurred and net reinstatement premiums related to current year catastrophes of $68 million in both the three and six-month periods ended June 30, 2007.

American International Group, Inc. and Subsidiaries

(f)	Statutory underwriting profit (loss) is a measure that U.S. domiciled insurance companies are required to report to their regulatory authorities. The following table reconciles statutory underwriting profit (loss) to operating income for General Insurance:

	Domestic
	Brokerage		Personal	Mortgage	Foreign	Reclassifications
(in millions)	Group	Transatlantic	Lines	Guaranty	General	and Eliminations	Total

Three Months Ended June 30, 2007:
Statutory underwriting profit (loss)	$946	$37	$56	$(126)	$371	$–	$1,284
Increase (decrease) in DAC	50	10	7	9	51	–	127
Net investment income	984	119	57	39	427	2	1,628
Net realized capital gains (losses)	(76)	2	(2)	(3)	18	(2)	(63)

Operating income (loss)	$1,904	$168	$118	$(81)	$867	$—	$2,976

Three Months Ended June 30, 2006:
Statutory underwriting profit (loss)	$641	$33	$53	$73	$423	$–	$1,223
Increase (decrease) in DAC	64	4	9	1	73	–	151
Net investment income	813	108	55	36	602	–	1,614
Net realized capital gains (losses)	(44)	(2)	1	(3)	(77)	–	(125)

Operating income (loss)	$1,474	$143	$118	$107	$1,021	$–	$2,863

Six Months Ended June 30, 2007:
Statutory underwriting profit (loss)	$1,730	$53	$89	$(168)	$773	$–	$2,477
Increase (decrease) in DAC	85	14	22	21	204	–	346
Net investment income	2,017	235	114	76	746	3	3,191
Net realized capital gains (losses)	1	17	(1)	(2)	53	(10)	58

Operating income (loss)	$3,833	$319	$224	$(73)	$1,776	$(7)	$6,072

Six Months Ended June 30, 2006:
Statutory underwriting profit (loss)	$1,125	$63	$93	$143	$756	$–	$2,180
Increase (decrease) in DAC	93	7	14	8	217	–	339
Net investment income	1,558	210	112	68	784	–	2,732
Net realized capital gains (losses)	3	4	–	(3)	(63)	2	(57)

Operating income (loss)	$2,779	$284	$219	$216	$1,694	$2	$5,194

AIG transacts business in most major foreign currencies. The following table summarizes the effect of changes in foreign currency exchange rates on the growth of General Insurance net premiums written:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2007	2006	2007	2006

Growth in original currency*	3.3%	9.7%	4.7%	7.9%
Foreign exchange effect	1.0	(0.4)	1.2	(1.1)

Growth as reported in U.S. dollars	4.3%	9.3%	5.9%	6.8%

*	Computed using a constant exchange rate throughout each period.
Quarterly General Insurance Results
General Insurance operating income increased in the three months ended June 30, 2007 compared to the same period in 2006. The 2007 combined ratio increased to 87.1, an increase of 0.6 points over 2006, including an increase in the loss ratio of 0.5 points. Prior year development and increases in the loss reserve discount reduced incurred losses by $212 million and $248 million for the three months ended June 30, 2007 and 2006, respectively, accounting for 0.5 points of the increase. The loss ratio for accident year 2007 recorded in the three months ended June 30, 2007 was substantially the same as the loss ratio recorded in the three months ended June 30, 2006 for accident year 2006, despite a $68 million loss from the June 2007 U.K. floods and an increase in Mortgage Guaranty losses in the 2007 period. The downward cycle in the U.S. housing market is not expected to improve until residential inventories return to a more normal level, and AIG expects that this downward cycle will continue to adversely affect UGC’s loss ratios for the foreseeable future. Net premiums written increased for the three months ended June 30, 2007 compared to the same period in 2006, driven by Foreign General growth from both established and new distribution channels and the effect of changes in foreign currency exchange rates.
     General Insurance net investment income was essentially unchanged for the three months ended June 30, 2007 compared to the same period in 2006. Interest and dividend income increased $138 million for the second quarter of 2007 compared to the same period in 2006 as investment in fixed maturities and equity securities increased by $11.9 billion and the yield on interest earning investments remained consistent at 4.6 percent. Income from partnership investments increased $120 million for the three months ended June 30, 2007 compared to the same period in 2006, primarily due to improved returns on underlying investments. Other investment income decreased $250 million, primarily

American International Group, Inc. and Subsidiaries
due to the effect of the $432 million out of period adjustment related to the accounting for UCITS recorded in 2006.
Year-to-Date General Insurance Results
General Insurance operating income increased for the first six months of 2007 compared to the same period in 2006 due to growth in net investment income and an increase in underwriting profit, which is reflected in the combined ratio. The combined ratio improved to 87.3, a reduction of 0.5 points from 2006, including an improvement in the loss ratio of 1.0 point. Prior year development and increases in the loss reserve discount reduced incurred losses by $343 million and $213 million for the first six months of 2007 and 2006, respectively, accounting for 0.5 points of the improvement in the loss ratio. The loss ratio for accident year 2007 recorded in the first six months of 2007 was 0.5 points lower than the loss ratio recorded in the first six months of 2006 for accident year 2006, despite the loss from the June 2007 U.K. floods and an increase in Mortgage Guaranty losses in the 2007 period.
     General Insurance net premiums written increased in the first six months of 2007 compared to the same period in 2006, reflecting growth in Foreign General from both established and new distribution channels, the effect of changes in foreign currency exchange rates, and growth in Mortgage Guaranty, primarily from international business.
     General Insurance net investment income increased in the first six months of 2007 to $3.2 billion. Interest and dividend income increased $333 million for the first six months of 2007 compared to the same period of 2006 as fixed maturities and equity securities increased by $11.9 billion and the yield remained consistent at 4.6 percent. Income from partnership investments increased $302 million for the first six months of 2007 compared to the same period in 2006, primarily due to improved returns on underlying investments and higher levels of invested assets, which increased by $1.3 billion. Other investment income decreased by $154 million, which reflects the effect of the $405 million out of period UCITS adjustment recorded in 2006. See also Capital Resources and Liquidity — Liquidity and Invested Assets herein.
     In order to better align financial reporting with the manner in which AIG’s chief operating decision makers have managed their businesses, commencing in the first quarter of 2007, the foreign aviation business, which was historically reported in DBG, is now being reported as part of Foreign General, and the oil rig and marine businesses, which were historically reported in Foreign General, are now being reported as part of DBG. Prior period amounts have been revised to conform to the current presentation.
Quarterly DBG Results
DBG’s operating income increased in the three months ended June 30, 2007 compared to the same period of 2006. The improvement is also reflected in the combined ratio, which declined 3.9 points in the three months ended June 30, 2007 compared to the same period of 2006 primarily due to an improvement in the loss ratio of 3.8 points. The loss ratio for accident year 2007 recorded in the three months ended June 30, 2007 was 2.4 points lower than the loss ratio recorded in the same period of 2006 for accident year 2006. Prior year development and increases in the loss reserve discount reduced incurred losses by $190 million and $106 million for the three months ended June 30, 2007 and 2006, respectively, accounting for 1.4 points of the improvement.
     DBG’s net premiums written declined for the three months ended June 30, 2007 compared to the same period in 2006 due to an increase in ceded premiums and declines in premium rates in casualty lines of business. These declines were partially offset by the renewal of a property reinsurance treaty in 2007 at rates lower than the expiring treaty, resulting in a $52 million increase in net premiums written. Ceded premiums as a percentage of gross written premiums increased to 26 percent for the three months ended June 30, 2007 compared to 24 percent in the same period in 2006, primarily due to additional reinsurance for property risks to manage catastrophe exposures.
     DBG’s expense ratio decreased to 17.5 for the three months ended June 30, 2007 compared to 17.7 in the same period in 2006, primarily due to a decrease in charges related to remediation of the material weakness in balance sheet reconciliations which included a $32 million out of period charge in the second quarter of 2006. This decline was partially offset by increases in expenses for marketing initiatives in 2007.
     DBG’s net investment income increased for the three months ended June 30, 2007 compared to the same period in 2006, as interest income increased $95 million for the three months ended June 30, 2007, on growth in the bond portfolio resulting from investment of operating cash flows and capital contributions. Income from partnership investments increased $44 million for the three months ended June 30, 2007 compared to the same period in 2006, primarily due to improved returns on the underlying investments.
Year-to-date DBG Results
DBG’s operating income increased for the first six months of 2007 compared to the same period in 2006. The improvement is also reflected in the combined ratio, which declined 4.3 points in the first six months of 2007 compared to the same period in 2006, primarily due to an improvement

American International Group, Inc. and Subsidiaries
in the loss ratio of 4.5 points. The loss ratio for accident year 2007 recorded for the first six months of 2007 was 2.5 points lower than the loss ratio recorded in the same period of 2006 for accident year 2006. Prior year development and increases in the loss reserve discount reduced incurred losses by $277 million and $32 million for the three months ended June 30, 2007 and 2006, respectively, accounting for 2.0 points of the improvement.
     DBG’s net premiums written increased in the first six months of 2007 compared to the same period of 2006 due to the strength of AIG’s capacity, commitment during challenging market conditions, diverse product offerings and the acquisition of TravelGuard, which markets accident and health products. Ceded premiums as a percentage of gross written premiums increased to 25 percent in the first six months of 2007 compared to 23 percent for the same period in 2006, primarily due to additional reinsurance for property risks to manage catastrophe exposures.
     DBG’s expense ratio increased to 18.3 for the first six months in 2007 compared to 18.1 in the same period of 2006, due to increases in operating expenses for marketing initiatives and operations as well as changes in the mix of business towards products with lower loss ratios and higher expense ratios.
     DBG’s net investment income increased for the first six months of 2007 compared to the same period in 2006, as interest income increased $225 million for the six months ended June 30, 2007, on growth in the bond portfolio resulting from investment of operating cash flows and capital contributions. Income from partnership investments increased $199 million for the first six months of 2007 compared to the same period in 2006, primarily due to improved returns on the underlying investments.
Quarterly Transatlantic Results
Transatlantic’s net premiums written and net premiums earned increased for the three months ended June 30, 2007 compared to the same period in 2006 due primarily to increased writings in domestic and international operations. Statutory underwriting profit increased due to improved underwriting results from European operations for the three months ended June 30, 2007 compared to the same period in 2006. Operating income increased for the three months ended June 30, 2007 compared to the same period in 2006 due to increased net investment income and improved underwriting results.
Year-to-date Transatlantic Results
Transatlantic’s net premiums written and net premiums earned increased for the first six months of 2007 compared to the same period in 2006 due primarily to increased writings in domestic operations. Statutory underwriting profit was adversely affected by European windstorm and flood losses and storms in Australia, partially offset by lower net adverse development for the six months ended June 30, 2007 compared to the same period in 2006, resulting in an overall decline in statutory underwriting profit for the 2007 period. Operating income increased for the first six months of 2007 compared to the same period in 2006 as increased net investment income and net realized capital gains more than offset the decline in underwriting results.
Quarterly Personal Lines Results
Personal Lines operating income in the three months ended June 30, 2007 compared to the same period of 2006 was unchanged, and reflected a reduction in the loss ratio of 0.5 points. The loss ratio for accident year 2007 recorded for the three months ended June 30, 2007 was 1.5 points lower than the loss ratio recorded for the same period in 2006 for accident year 2006. Prior year development reduced incurred losses by $32 million and $43 million for the three months ended June 30, 2007 and 2006, respectively, increasing the 2007 loss ratio by 1.0 point relative to the 2006 loss ratio. The improvement in the accident year loss ratio is primarily due to favorable loss trends and growth in the Private Client Group. The improvement in the loss ratio along with a decrease in the expense ratio of 0.26 points resulted in an overall improvement of the combined ratio of 0.73 points.
     Net premiums written increased 1.9 percent for the three months ended June 30, 2007 compared to the same period in 2006 due to continued growth in the Private Client Group, partially offset by an 11 percent reduction in Agency Auto.
     On May 15, 2007, AIG and 21st Century Insurance Group entered into a definitive merger agreement providing that AIG will acquire the 21st Century shares it does not currently own at a price of $22.00 per share in cash, for a total purchase price of approximately $813 million. AIG already owns, through its subsidiaries, approximately 60.8 percent of the outstanding shares of 21st Century. Upon completion of the transaction, 21st Century will become a wholly owned subsidiary of AIG.
     The merger is expected to be completed in the third quarter of 2007, subject to customary conditions and approvals. The exact time is dependent on the review and clearance of necessary filings with the SEC, which are in process. The transaction is subject to the affirmative vote of the holders of the majority of the outstanding shares of 21st Century. AIG has agreed to vote or cause to be voted all of its and its subsidiaries’ 21st Century shares in favor of the merger.
Year-to-date Personal Lines Results
The modest increase in Personal Lines operating income in the first six months of 2007 compared to the same period of 2006 reflects a reduction in the loss ratio of 1.0 point. The loss ratio for accident year 2007 recorded for the first six

American International Group, Inc. and Subsidiaries
months of 2007 was 1.0 point lower than the loss ratio recorded in the same period of 2006 for accident year 2006. Prior year development reduced incurred losses by $61 million and $62 million for the six months ended June 30, 2007 and 2006, respectively, resulting in a negligible change in the loss ratio between the periods. The improvement in the accident year loss ratio was primarily due to favorable loss trends and growth in the Private Client Group, partially offset by increased losses in 21st Century. The improvement in the loss ratio was partially offset by an increase in the expense ratio of 0.6 points, primarily due to increased acquisition expenses in connection with the 21st Century merger, growth in the Private Client Group, and reduced premium writings in Agency Auto.
     Net premiums written increased 2.3 percent for the first six months of 2007 compared to the same period in 2006 due to continued growth in the Private Client Group and a modest increase in the Direct business, partially offset by a 10 percent reduction in Agency Auto.
Quarterly Mortgage Guaranty Results
The significant decline in Mortgage Guaranty operating income for the three months ended June 30, 2007 compared to the same period in 2006 was due primarily to unfavorable loss experience in both the domestic first and second-lien businesses as a result of the continued softening in the U.S. housing market. Losses incurred were up significantly across all lines of the domestic Mortgage Guaranty business. UGC’s consolidated loss ratio for the three months ended June 30, 2007 was 129.9 compared to a loss ratio of 33.1 for the same period in 2006. Prior year development reduced incurred losses by $4 million and $52 million for the three months ended June 30, 2007 and 2006, respectively, increasing the 2007 loss ratio by 27.6 points relative to the 2006 loss ratio.
     Net premiums written increased 41 percent in the three months ended June 30, 2007 compared to the same period in 2006 as international premiums were up $50 million, accounting for 26 points of the increase in net premiums written. In addition, first-lien premiums increased by $23 million due to increased use of mortgage insurance for credit enhancement and improved persistency. Although UGC discontinued accepting new business for the poorly performing third-party originated second-lien product in the fourth quarter of 2006, UGC will continue to receive renewal premiums on the existing portfolio for the life of the loans, estimated to be three to five years. The expense ratio of 22.4 in the three months ended June 30, 2007 declined from 24.7 in the same period of 2006 as premium growth offset expenses related to UGC’s international expansion and additional operational resources in the second-lien and private education loan businesses.
     UGC’s domestic mortgage net risk in force totaled $25.9 billion as of June 30, 2007 with a 60-day delinquency ratio of 2.5 percent (based on number of policies, consistent with mortgage insurance industry practice). A significant portion of the mortgage risk is secured by first liens on single family, owner-occupied properties.
Year-to-date Mortgage Guaranty Results
The significant decline in Mortgage Guaranty operating income in the first six months of 2007 compared to the same period in 2006 was due primarily to the unfavorable loss experience in both the domestic first and second-lien businesses. The third-party originated second-lien product continued to perform poorly. UGC’s consolidated loss ratio for the first six months was 111.5 compared to a loss ratio of 31.8 for the same period in 2006. Prior year development increased incurred losses by $27 million in the first six months of 2007 compared to a reduction of $65 million for the same period in 2006, accounting for 25 points of the increase in the loss ratio.
     Net premiums written increased 38 percent in the first six months of 2007 compared to the same period in 2006 as international premiums grew $85 million, accounting for 22 points of the increase in net premiums written. In addition, domestic first-lien premiums increased $36 million for the six months ended June 30, 2007 compared to the same period in 2006 due to the increased use of mortgage insurance for credit enhancement as well as improved persistency. The expense ratio of 22.1 in the first six months of 2007 declined from 23.7 for the same period in 2006 as premium growth offset expenses related to UGC’s international expansion and additional operational resources in the second-lien and private education loan businesses.
Quarterly Foreign General Insurance Results
Foreign General’s operating income decreased in the three months ended June 30, 2007 compared to the same period in 2006 due to decreases in statutory underwriting profit and net investment income, partially offset by increases due to the effect of changes in the currency exchange rates of the Euro and the British Pound. Statutory underwriting profit decreased due to a $68 million loss from the June 2007 U.K. floods. Net investment income in the prior year quarter included the $412 million out of period UCITS adjustment.
     Net premiums written increased 13 percent (9 percent in original currency) for the three months ended June 30, 2007 compared to the same period in 2006, reflecting growth in commercial and consumer lines driven by new business from both established and new distribution channels, including Central Insurance Co. Ltd. in Taiwan, and by greater retention of commercial lines accounts on renewal. Growth in consumer lines in Latin America and Europe and commercial lines in Europe and the U.K. also contributed to

American International Group, Inc. and Subsidiaries
the increase. Net premiums written also increased by one percent compared to the same period in 2006 due to decreases in the use of reinsurance. Net premiums written by the Lloyd’s syndicate Ascot increased for the three months ended June 30, 2007 compared to the same period in 2006. Net premiums written for Aviation declined due to rate decreases resulting from increased market competition.
     The loss ratio increased 5 points for the three months ended June 30, 2007 compared to the same period in 2006. The 2007 loss ratio increased 2.2 points due to the losses from the U.K. floods and increased 0.6 points due to higher asbestos and environmental reserves relating to one case. The 2007 and 2006 loss ratios benefited from favorable loss development on prior accident years, by 0.8 points and 2.7 points, respectively.
     The expense ratio was unchanged for the three months ended June 30, 2007 compared to the same period in 2006. The 2006 expense ratio reflected a profit commission adjustment in Ascot which increased the second quarter 2006 expense ratio by 1.2 points. The comparable increase in the expense ratio in 2007 resulted from higher commission costs and higher operating expenses due to new business initiatives and the cost of realigning certain legal entities through which Foreign General operates. AIG expects the expense ratio to increase during the remainder of 2007 due to the underlying seasonality of renewals and as the consumer lines of business, which have higher acquisition costs, increase in significance as a component of net premiums written.
     Net investment income decreased for the three months ended June 30, 2007 compared to the same period in 2006, as the 2006 period included the out of period UCITS adjustment, which more than offset underlying growth of $237 million in net investment income. Net investment income for the second quarter of 2007 reflected higher interest rates, strong cash flows and increased equity mutual fund and partnership income. Equity mutual fund income was $130 million higher than the same quarter last year reflecting the strong performance in the equity markets, and partnership income was $69 million higher than prior year quarter due to strong infrastructure fund performance in Africa, Europe and Latin America.
Year-to-date Foreign General Insurance Results
Foreign General’s operating income increased in the first six months of 2007 compared to the same period in 2006, due to the effect of changes in the currency exchange rates of the Euro and the British Pound and increased net realized capital gains.
     Net premiums written increased 15 percent (11 percent in original currency) for the six months ended June 30, 2007 compared to the same period in 2006, reflecting growth in commercial and consumer lines driven by new business from both established and new distribution channels, including a wholly owned insurance company in Vietnam and Central Insurance Co., Ltd. in Taiwan, and by greater retention of commercial lines accounts on renewal. Growth in consumer lines in Latin America and commercial lines in Europe and the U.K. also contributed to the increase. Net premiums written also increased by one percent from the same period in 2006 due to decreases in the use of reinsurance.
     The loss ratio increased 2.5 points for the six months ended June 30, 2007 compared to the same period in 2006. The 2007 loss ratio increased 1.1 points due to the losses from the U.K. floods and increased 0.7 points due to severe but non-catastrophic losses. The 2007 and 2006 loss ratios benefited from favorable loss development on prior accident years by 1.5 points and 2.1 points, respectively.
     The expense ratio was unchanged in the six months ended June 30, 2007 compared to the same period in 2006. The expense ratio for 2006 increased by 1.5 points due to a profit commission charge in Ascot and an out of period charge for amortization of deferred advertising costs. This increase in the 2006 expense ratio was offset by higher commission costs and higher operating expenses due to new business initiatives and the realignment costs mentioned above.
     Net investment income decreased for the six months ended June 30, 2007 compared to the same period in 2006, as the 2006 period reflected the out of period UCITS adjustment, which more than offset underlying growth of $348 million in net investment income. Net investment income for the first six months of 2007 reflected higher interest rates, strong cash flows and increased equity mutual fund and partnership income. Equity mutual fund income increased $156 million for the six months ended June 30, 2007 compared to the same period in 2006 reflecting strong performance in the equity markets and partnership income increased $94 million for the six months ended June 30, 2007 compared to the same period in 2006 due to strong infrastructure fund performance in Africa, Europe and Latin America.

American International Group, Inc. and Subsidiaries
Reserve for Losses and Loss Expenses
The following table presents the components of the General Insurance gross reserve for losses and loss expenses (loss reserves) as of June 30, 2007 and December 31, 2006 by major line of business on a statutory Annual Statement basis(a):

	June 30,	December 31,
(in millions)	2007	2006(b)

Other liability occurrence	$19,961	$19,327
Workers compensation	14,502	13,612
Other liability claims made	13,470	12,513
Auto liability	6,137	6,070
International	6,100	6,006
Property	4,629	5,499
Reinsurance	3,152	2,979
Medical malpractice	2,330	2,347
Products liability	2,181	2,239
Accident and health	1,851	1,693
Commercial multiple peril	1,744	1,651
Aircraft	1,698	1,629
Fidelity/surety	1,248	1,148
Other	3,076	3,286

Total	$82,079	$79,999

(a)	Presented by lines of business pursuant to statutory reporting requirements as prescribed by the National Association of Insurance Commissioners.
(b)	Allocations among various lines were revised from the previous presentation.
     AIG’s gross reserve for losses and loss expenses represents the accumulation of estimates of ultimate losses, including provisions for losses incurred but not reported (IBNR) and loss expenses. The methods used to determine loss reserve estimates and to establish the resulting reserves are continually reviewed and updated by management. Any adjustments resulting therefrom are reflected in operating income currently. Because loss reserve estimates are subject to the outcome of future events, changes in estimates are unavoidable given that loss trends vary and time is often required for changes in trends to be recognized and confirmed. Reserve changes that increase previous estimates of ultimate cost are referred to as unfavorable or adverse development or reserve strengthening. Reserve changes that decrease previous estimates of ultimate cost are referred to as favorable development.
     At June 30, 2007, General Insurance net loss reserves were $65.20 billion, an increase of $2.57 billion from the prior year-end. The net loss reserves represent loss reserves reduced by reinsurance recoverables, net of an allowance for unrecoverable reinsurance and applicable discount for future investment income.
The following table classifies the components of the General Insurance net loss reserves by business unit:

	June 30,	December 31,
(in millions)	2007	2006

DBG(a)	$45,650	$44,119
Transatlantic	6,451	6,207
Personal Lines(b)	2,304	2,440
Mortgage Guaranty	718	460
Foreign General(c)	10,074	9,404

Total Net Loss Reserve	$65,197	$62,630

(a)	At June 30, 2007 and December 31, 2006, respectively, DBG loss reserves include approximately $3.23 billion and $3.33 billion ($3.50 billion and $3.66 billion, respectively, before discount), related to business written by DBG but ceded to American International Reinsurance Company Limited (AIRCO) and reported in AIRCO’s statutory filings. DBG loss reserves also include approximately $601 million and $535 million related to business included in American International Underwriters Overseas, Ltd.’s (AIUO) statutory filings at June 30, 2007 and December 31, 2006, respectively.
(b)	At June 30, 2007 and December 31, 2006, respectively, Personal Lines loss reserves include $826 million and $861 million related to business ceded to DBG and reported in DBG’s statutory filings.

(c)	At June 30, 2007 and December 31, 2006, respectively, Foreign General loss reserves include approximately $2.90 billion and $2.75 billion related to business reported in DBG’s statutory filings.
     The DBG net loss reserve of $45.7 billion is comprised principally of the business of AIG subsidiaries participating in the American Home Assurance Company (American Home)/ National Union Fire Insurance Company of Pittsburgh, Pa. (National Union) pool (11 companies) and the surplus lines pool (Lexington, Starr Excess Liability Insurance Company and Landmark Insurance Company).
     DBG cedes a quota share percentage of its other liability occurrence and products liability occurrence business to AIRCO. The quota share percentage ceded was 15 percent for the six months ended June 30, 2007 and 20 percent for the year 2006 and covered all business written in these years for these lines by participants in the American Home/ National Union pool. AIRCO’s loss reserves relating to these quota share cessions from DBG are recorded on a discounted basis. As of June 30, 2007, AIRCO carried a discount of approximately $270 million applicable to the $3.50 billion in undiscounted reserves it assumed from the American Home/ National Union pool via this quota share cession. AIRCO also carries approximately $503 million in net loss reserves relating to Foreign General insurance business. These reserves are carried on an undiscounted basis.
     The companies participating in the American Home/ National Union pool have maintained a participation in the business written by AIU for decades. As of June 30, 2007, these AIU reserves carried by participants in the American Home/ National Union pool totaled approximately $2.90 billion. The remaining Foreign General reserves are carried by AIUO, AIRCO, and other smaller AIG subsidiaries domiciled outside the United States. Statutory filings in the U.S. by AIG companies reflect all the business written by

American International Group, Inc. and Subsidiaries
U.S. domiciled entities only, and therefore exclude business written by AIUO, AIRCO, and all other internationally domiciled subsidiaries. The total reserves carried at June 30, 2007 by AIUO and AIRCO were approximately $4.57 billion and $3.73 billion, respectively. AIRCO’s $3.73 billion in total general insurance reserves consist of approximately $3.23 billion from business assumed from the American Home/ National Union pool and an additional $503 million relating to Foreign General Insurance business.
Discounting of Reserves
At June 30, 2007, AIG’s overall General Insurance net loss reserves reflect a loss reserve discount of $2.39 billion, including tabular and non-tabular calculations. The tabular workers compensation discount is calculated using a 3.5 percent interest rate and the 1979-81 Decennial Mortality Table. The non-tabular workers compensation discount is calculated separately for companies domiciled in New York and Pennsylvania, and follows the statutory regulations for each state. For New York companies, the discount is based on a five percent interest rate and the companies’ own payout patterns. For Pennsylvania companies, the statute has specified discount factors for accident years 2001 and prior, which are based on a six percent interest rate and an industry payout pattern. For accident years 2002 and subsequent, the discount is based on the yield of U.S. Treasury securities ranging from one to twenty years and the company’s own payout pattern, with the future expected payment for each year using the interest rate associated with the corresponding Treasury security yield for that time period. The discount is comprised of the following: $726 million – tabular discount for workers compensation in DBG; $1.39 billion – non-tabular discount for workers compensation in DBG; and, $270 million – non-tabular discount for other liability occurrence and products liability occurrence in AIRCO. The total undiscounted workers compensation loss reserve carried by DBG is approximately $12.2 billion as of June 30, 2007. The other liability occurrence and products liability occurrence business in AIRCO that is assumed from DBG is discounted based on the yield of U.S. Treasury securities ranging from one to twenty years and the DBG payout pattern for this business. The undiscounted reserves assumed by AIRCO from DBG totaled approximately $3.50 billion at June 30, 2007.
Quarterly Reserving Process
Management believes that the General Insurance net loss reserves are adequate to cover General Insurance net losses and loss expenses as of June 30, 2007. While AIG regularly reviews the adequacy of established loss reserves, there can be no assurance that AIG’s ultimate loss reserves will not develop adversely and materially exceed AIG’s loss reserves as of June 30, 2007. In the opinion of management, such adverse development and resulting increase in reserves is not likely to have a material adverse effect on AIG’s consolidated financial condition, although it could have a material adverse effect on AIG’s consolidated results of operations for an individual reporting period.
The following table presents the reconciliation of net loss reserves:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

(in millions)	2007	2006	2007	2006

Net reserve for losses and loss expenses at beginning of period	$64,034	$58,892	$62,630	$57,476
Foreign exchange effect	252	370	214	487

Losses and loss expenses incurred:
Current year	7,334	6,911	14,549	13,752
Prior years, other than accretion of discount	(120)	(248)	(268)	(213)
Prior years, accretion of discount	12	101	128	202

Losses and loss expenses incurred	7,226	6,764	14,409	13,741

Losses and loss expenses paid	6,315	5,812	12,056	11,490

Net reserve for losses and loss expenses at end of period	$65,197	$60,214	$65,197	$60,214

The following tables summarize development, (favorable) or unfavorable, of incurred losses and loss expenses for prior years (other than accretion of discount):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

(in millions)	2007	2006	2007	2006

Prior Accident Year Development by Reporting Unit:
DBG	$(65)	$(106)	$(152)	$(32)
Personal Lines	(32)	(43)	(61)	(62)
Mortgage Guaranty	(4)	(52)	27	(64)
Foreign General	(4)	(77)	(68)	(120)

Subtotal	(105)	(278)	(254)	(278)
Transatlantic	18	30	36	65
Asbestos settlements*	(33)	–	(50)	–

Prior years, other than accretion of discount	$(120)	$(248)	$(268)	$(213)

*	Represents the effect of settlements of certain asbestos liabilities.

American International Group, Inc. and Subsidiaries

	Calendar Year

(in millions)	2007	2006

Prior Accident Year Development by Accident Year:
2006	$(454)
2005	(165)	$(302)
2004	(136)	(259)
2003	15	(214)
2002	112	61
2001 & prior	360	501

Prior years, other than accretion of discount	$(268)	$(213)

     In determining the quarterly loss development from prior accident years, AIG conducts analyses to determine the change in estimated ultimate loss for each accident year for each profit center. For example, if loss emergence for a profit center is different than expected for certain accident years, the actuaries examine the indicated effect such emergence would have on the reserves of that profit center. In some cases, the higher or lower than expected emergence may result in no clear change in the ultimate loss estimate for the accident years in question, and no adjustment would be made to the profit center’s reserves for prior accident years. In other cases, the higher or lower than expected emergence may result in a larger change, either favorable or unfavorable, than the difference between the actual and expected loss emergence. Such additional analyses were conducted for each profit center, as appropriate, in the second quarter of 2007 to determine the loss development from prior accident years for the second quarter of 2007. As part of its quarterly reserving process, AIG also considers notices of claims received with respect to emerging issues, such as those related to stock option backdating. Also as part of the quarterly reserving process, beginning with the second quarter of 2007, AIG updated its analysis of the loss reserve discount pertaining to workers compensation reserves. Historically, this review was only performed at year end. As a result of the updated analysis in the second quarter of 2007, AIG increased its loss reserve discount for workers compensation by approximately $155 million in the second quarter of 2007, bringing the total increase in loss reserve discount for workers compensation for the first six months of 2007 to approximately $185 million.
2007 Net Loss Development
In the three months ended June 30, 2007, net loss development from prior accident years was favorable by approximately $120 million, including approximately $18 million of adverse development from the general reinsurance operations of Transatlantic; and excluding approximately $12 million from accretion of loss reserve discount. Excluding Transatlantic, as well as accretion of discount, net loss development in the three months ended June 30, 2007 from prior accident years was favorable by approximately $138 million. The overall favorable development of $120 million consisted of approximately $475 million of favorable development from accident years 2003 through 2006, partially offset by approximately $355 million of adverse development from accident years 2002 and prior. For the three months ended June 30, 2007, most classes of AIG’s business continued to experience favorable development for accident years 2003 through 2006. The majority of the adverse development from accident years 2002 and prior was related to developments from excess casualty business within DBG and from Transatlantic.
     In the first six months of 2007, net loss development from prior accident years was favorable by approximately $268 million, including approximately $36 million of adverse development from the general reinsurance operations of Transatlantic; and excluding approximately $128 million from accretion of loss reserve discount. Excluding Transatlantic, as well as accretion of discount, net loss development in the first six months of 2007 from prior accident years was favorable by approximately $304 million. The overall favorable development of $268 million consisted of approximately $740 million of favorable development from accident years 2003 through 2006, partially offset by approximately $472 million of adverse development from accident years 2002 and prior. For the first six months of 2007, most classes of AIG’s business continued to experience favorable development for accident years 2003 through 2006. The majority of the adverse development from accident years 2002 and prior was related to development from excess casualty business within DBG and from Transatlantic.
2006 Net Loss Development
In the second quarter of 2006, net loss development from prior accident years was favorable by approximately $248 million. This reflects approximately $63 million of favorable development pertaining to catastrophes in 2005, partially offset by adverse development of approximately $30 million from Transatlantic. Excluding catastrophes and Transatlantic, as well as accretion of discount of approximately $101 million, net loss development from prior accident years in the second quarter of 2006 was favorable by approximately $215 million. The overall favorable development of $248 million consisted of approximately $490 million of favorable development from accident years 2003 through 2005, partially offset by approximately $242 million of adverse development from accident years 2002 and prior. For the three months ended June 30, 2006, most classes of AIG’s business experienced favorable development for accident years 2003 through 2005. The adverse development from accident years 2002 and prior reflected development from excess casualty business within DBG, and to a much lesser extent from excess workers compensation business within DBG, as well as development from Transatlantic.
     In the first six months of 2006, net loss development from prior accident years was favorable by approximately $213 million. This reflects approximately $35 million of

American International Group, Inc. and Subsidiaries
adverse development pertaining to catastrophes in 2004 and 2005 and approximately $65 million of adverse development from Transatlantic. Excluding catastrophes and Transatlantic, as well as accretion of discount of approximately $202 million, net loss development from prior accident years in the first six months of 2006 was favorable by approximately $313 million. The $213 million of overall net favorable development was comprised of approximately $775 million of favorable development from accident years 2003 through 2005, partially offset by approximately $562 million of adverse development from accident years 2002 and prior. For the first six months of 2006, most classes of AIG’s business experienced favorable development for accident years 2003 through 2005. The adverse development from accident years 2002 and prior reflected development from excess casualty business within DBG, and to a lesser extent from excess workers compensation business within DBG, as well as development from Transatlantic.
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
     As described more fully in the 2006 Annual Report on Form 10-K, AIG’s reserves relating to asbestos and environmental claims reflect a comprehensive ground up analysis. In the first six months of 2007, one large asbestos settlement resulted in a minor amount of adverse incurred loss development, which was more than offset, on a net basis, by the favorable $50 million effect of several other settlements.
A summary of reserve activity, including estimates for applicable IBNR, relating to asbestos and environmental claims separately and combined:

	Six Months
	Ended June 30,

	2007		2006

(in millions)	Gross	Net	Gross	Net

Asbestos:
Reserve for losses and loss expenses at beginning of year	$4,464	$1,889	$4,441	$1,840
Losses and loss expenses incurred*	10	(25)	(1)	4
Losses and loss expenses paid*	(454)	(268)	(277)	(96)

Reserve for losses and loss expenses at end of period	$4,020	$1,596	$4,163	$1,748

Environmental:
Reserve for losses and loss expenses at beginning of year	$588	$290	$926	$410
Losses and loss expenses incurred*	–	(1)	1	–
Losses and loss expenses paid*	(54)	(31)	(55)	(33)

Reserve for losses and loss expenses at end of period	$534	$258	$872	$377

Combined:
Reserve for losses and loss expenses at beginning of year	$5,052	$2,179	$5,367	$2,250
Losses and loss expenses incurred*	10	(26)	–	4
Losses and loss expenses paid*	(508)	(299)	(332)	(129)

Reserve for losses and loss expenses at end of period	$4,554	$1,854	$5,035	$2,125

*	All amounts pertain to policies underwritten in prior years, primarily to policies issued in 1984 and prior.
The gross and net IBNR included in the reserve for losses and loss expenses, relating to asbestos and environmental claims separately and combined, were estimated as follows:

	Six Months
	Ended June 30,

	2007		2006

(in millions)	Gross	Net	Gross	Net

Asbestos	$3,011	$1,279	$3,100	$1,351
Environmental	316	148	562	241

Combined	$3,327	$1,427	$3,662	$1,592

American International Group, Inc. and Subsidiaries
A summary of asbestos and environmental claims count activity was as follows:

	Six Months Ended June 30,

	2007			2006

	Asbestos	Environmental	Combined	Asbestos	Environmental	Combined

Claims at beginning of year	6,878	9,442	16,320	7,293	9,873	17,166
Claims during year:
Opened	300	695	995	453	900	1,353
Settled	(66)	(59)	(125)	(73)	(83)	(156)
Dismissed or otherwise resolved	(544)	(899)	(1,443)	(493)	(893)	(1,386)

Claims at end of period	6,568	9,179	15,747	7,180	9,797	16,977

Survival Ratios — Asbestos and Environmental
The table below presents AIG’s survival ratios for asbestos and environmental claims at June 30, 2007 and 2006. The survival ratio is derived by dividing the current carried loss reserve by the average payments for the three most recent calendar years for these claims. Therefore, the survival ratio is a simplistic measure estimating the number of years it would be before the current ending loss reserves for these claims would be paid off using recent year average payments. The June 30, 2007 survival ratio is lower than the ratio at June 30, 2006 because the more recent periods included in the rolling average reflect higher claims payments. In addition, AIG’s survival ratio for asbestos claims was negatively affected by the favorable settlements described above, which reduced gross and net asbestos survival ratios at June 30, 2007 by approximately 1.7 years and 4.1 years, respectively. Many factors, such as aggressive settlement procedures, mix of business and level of coverage provided, have a significant effect on the amount of asbestos and environmental reserves and payments and the resultant survival ratio. Thus, caution should be exercised in attempting to determine reserve adequacy for these claims based simply on this survival ratio.
AIG’s survival ratios for asbestos and environmental claims, separately and combined were based upon a three-year average payment. These ratios at June 30, 2007 and 2006 were as follows:

(number of years)	Gross	Net

2007
Survival ratios:
Asbestos	8.5	7.4
Environmental	5.0	4.0
Combined	7.8	6.6

2006
Survival ratios:
Asbestos	13.2	15.9
Environmental	6.3	5.5
Combined	11.1	11.9

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
     AIG’s Life Insurance & Retirement Services subsidiaries report their operations through the following major internal reporting units and business units:
Foreign Life Insurance & Retirement Services
         Japan and Other

•	American Life Insurance Company (ALICO)
•	AIG Star Life Insurance Co., Ltd. (AIG Star Life)
•	AIG Edison Life Insurance Company (AIG Edison Life)
     Asia

•	American International Assurance Company, Limited, together with American International Assurance Company (Bermuda) Limited (AIA)
•	Nan Shan Life Insurance Company, Ltd. (Nan Shan)
•	American International Reinsurance Company Limited (AIRCO)
•	The Philippine American Life and General Insurance Company (Philamlife)

American International Group, Inc. and Subsidiaries
Domestic Life Insurance

•	American General Life Insurance Company (AIG American General)
•	The United States Life Insurance Company in the City of New York (USLIFE)
•	American General Life and Accident Insurance Company (AGLA)
Domestic Retirement Services

•	The Variable Annuity Life Insurance Company (VALIC)
•	AIG Annuity Insurance Company (AIG Annuity)
•	AIG SunAmerica Life Assurance Company (AIG SunAmerica)
Life Insurance & Retirement Services Results
Life Insurance & Retirement Services results were as follows:

	Premiums	Net	Net Realized
	and Other	Investment	Capital Gains	Total	Operating
(in millions)	Considerations	Income	(Losses)	Revenues	Income

Three months ended June 30, 2007
Foreign Life Insurance & Retirement Services	$6,503	$3,361	$18	$9,882	$1,654
Domestic Life Insurance	1,369	1,006	(16)	2,359	368
Domestic Retirement Services	298	1,765	(281)	1,782	598

Total	$8,170	$6,132	$(279)	$14,023	$2,620

Three months ended June 30, 2006
Foreign Life Insurance & Retirement Services*	$5,981	$1,970	$164	$8,115	$1,739
Domestic Life Insurance	1,404	893	(75)	2,222	235
Domestic Retirement Services	263	1,557	(246)	1,574	407

Total	$7,648	$4,420	$(157)	$11,911	$2,381

Percentage Increase/(Decrease) from Prior Year:
Foreign Life Insurance & Retirement Services	9%	71%	—%	22%	(5)%
Domestic Life Insurance	(2)	13	—	6	57
Domestic Retirement Services	13	13	—	13	47

Total	7%	39%	—%	18%	10%

Six months ended June 30, 2007
Foreign Life Insurance & Retirement Services	$13,116	$6,244	$(217)	$19,143	$2,938
Domestic Life Insurance	2,897	2,011	(28)	4,880	713
Domestic Retirement Services	582	3,390	(290)	3,682	1,250

Total	$16,595	$11,645	$(535)	$27,705	$4,901

Six months ended June 30, 2006
Foreign Life Insurance & Retirement Services*	$12,098	$4,225	$516	$16,839	$3,425
Domestic Life Insurance	2,830	1,826	(67)	4,589	601
Domestic Retirement Services	520	3,203	(390)	3,333	985

Total	$15,448	$9,254	$59	$24,761	$5,011

Percentage Increase/(Decrease) from Prior Year:
Foreign Life Insurance & Retirement Services	8%	48%	—%	14%	(14)%
Domestic Life Insurance	2	10	—	6	19
Domestic Retirement Services	12	6	—	10	27

Total	7%	26%	—%	12%	(2)%

*	Includes the effect of an out of period UCITS adjustment in the second quarter of 2006. For the three and six-month periods ended June 30, 2006, the effect was an increase of $221 million and $203 million, respectively, in net investment income and $144 million and $132 million, respectively, in operating income.
The following table presents the Insurance In-force for Life Insurance & Retirement Services:

	June 30,	December 31,
(in millions)	2007	2006

Foreign	$1,195,315	$1,162,699
Domestic	946,598	907,901

Total	$2,141,913	$2,070,600

Life Insurance & Retirement Services total revenues for the three and six-month periods ended June 30, 2007 reflect growth in premiums and other considerations and net investment income offset by realized capital losses. Realized capital losses reduced revenues by $279 million and $535 million in the three and six-month periods ended June 30, 2007, respectively, while net realized capital losses decreased revenues by $157 million in the three months ended June 30, 2006 and net realized capital gains increased revenues by $59 million in the six months ended June 30, 2006. Net realized capital losses in 2007 were primarily related to the decline in value of securities deemed to be other-than-temporary that AIG no longer intends to hold to recovery.

American International Group, Inc. and Subsidiaries
    Operating income for the first six months of 2007 includes a charge of $48 million related to SOP 05-1 which generally requires DAC related to group contracts to be amortized over a shorter duration than in prior periods, and also requires that DAC be expensed at the time a policy is terminated and prohibits recapitalization if that policy is reinstated. The effect of SOP 05-1 was most significant to the group products line in the Domestic Life operations.
    Operating income for the six months ended June 30, 2007 also included a $62 million charge for additional benefit expense resulting from a continuing industry-wide review of claims in Japan and a $50 million charge related to balance sheet reconciliation remediation activities. Operating income for the six months ended June 30, 2006 included an increase of $132 million for an out of period adjustment related to the accounting for UCITS.
    Policyholder trading gains (losses) for the three and six months ended June 30, 2007 increased significantly compared to the same periods in 2006. The three and six months ended June 30, 2007 included policyholder trading gains of $784 million and $1.3 billion, respectively, compared to losses of $321 million and gains of $69 million for the three and six months ended June 30, 2006, respectively. Policyholder trading gains (losses) are offset by an equal charge to incurred policy losses and benefits expense, as these investment returns accrue to the benefit of the policyholder. The trend in policyholder trading gains (losses) generally reflects the trend in equity markets.
    In order to better align financial reporting with the manner in which AIG’s chief operating decision makers have managed their businesses, commencing in the first quarter of 2007, revenues and operating income related to foreign investment contracts, which were historically reported as a component of the Asset Management segment, are now being reported as part of Foreign Life Insurance & Retirement Services. Prior period amounts have been revised to conform to the current presentation.
Foreign Life Insurance & Retirement Services Results
Foreign Life Insurance & Retirement Services results were as follows:

	Premiums and	Net	Net Realized
	Other	Investment	Capital Gains	Total	Operating
(in millions)	Considerations	Income	(Losses)	Revenues	Income

Three months ended June 30, 2007
Japan and Other:
Life insurance	$1,350	$641	$33	$2,024	$438
Personal accident	1,041	52	–	1,093	243
Group products	539	201	1	741	63
Individual fixed annuities	101	546	(129)	518	34
Individual variable annuities	102	385	–	487	32

Total	$3,133	$1,825	$(95)	$4,863	$810

Asia:
Life insurance	$2,755	$1,451	$108	$4,314	$717
Personal accident	446	35	2	483	82
Group products	151	21	(7)	165	26
Individual fixed annuities	17	28	9	54	18
Individual variable annuities	1	1	1	3	1

Total	$3,370	$1,536	$113	$5,019	$844

Total Foreign Life Insurance & Retirement Services:
Life insurance	$4,105	$2,092	$141	$6,338	$1,155
Personal accident	1,487	87	2	1,576	325
Group products	690	222	(6)	906	89
Individual fixed annuities	118	574	(120)	572	52
Individual variable annuities	103	386	1	490	33

Total	$6,503	$3,361	$18	$9,882	$1,654

Three months ended June 30, 2006
Japan and Other:
Life insurance	$1,238	$343	$113	$1,694	$454
Personal accident	1,006	42	22	1,070	279
Group products	410	93	2	505	63
Individual fixed annuities	78	432	27	537	148
Individual variable annuities	62	(56)	–	6	31

Total	$2,794	$854	$164	$3,812	$975

Foreign Life Insurance & Retirement Services Results (continued)
American International Group, Inc. and Subsidiaries

	Premiums and	Net	Net Realized
	Other	Investment	Capital Gains	Total	Operating
(in millions)	Considerations	Income	(Losses)	Revenues	Income

Asia:
Life insurance*	$2,700	$1,038	$26	$3,764	$688
Personal accident	374	29	3	406	76
Group products	97	22	(30)	89	(7)
Individual fixed annuities	16	26	1	43	6
Individual variable annuities	–	1	–	1	1

Total	$3,187	$1,116	$–	$4,303	$764

Total Foreign Life Insurance & Retirement Services:
Life insurance*	$3,938	$1,381	$139	$5,458	$1,142
Personal accident	1,380	71	25	1,476	355
Group products	507	115	(28)	594	56
Individual fixed annuities	94	458	28	580	154
Individual variable annuities	62	(55)	–	7	32

Total	$5,981	$1,970	$164	$8,115	$1,739

Percentage Increase/(Decrease) from Prior Year:

Japan and Other:
Life insurance	9%	87%	–%	19%	(4)%
Personal accident	3	24	–	2	(13)
Group products	31	116	–	47	–
Individual fixed annuities	29	26	–	(4)	(77)
Individual variable annuities	65	–	–	–	3

Total	12%	114%	–%	28%	(17)%

Asia:
Life insurance	2%	40%	–%	15%	4%
Personal accident	19	21	–	19	8
Group products	56	(5)	–	85	–
Individual fixed annuities	6	8	–	26	–
Individual variable annuities	–	–	–	–	–

Total	6%	38%	–%	17%	10%

Total Foreign Life Insurance & Retirement Services:
Life insurance	4%	51%	–%	16%	1%
Personal accident	8	23	–	7	(8)
Group products	36	93	–	53	59
Individual fixed annuities	26	25	–	(1)	(66)
Individual variable annuities	66	–	–	–	3

Total	9%	71%	–%	22%	(5)%

Six months ended June 30, 2007
Japan and Other:
Life insurance	$2,566	$1,191	$15	$3,772	$790
Personal accident	2,069	102	2	2,173	532
Group products	1,114	351	6	1,471	136
Individual fixed annuities	217	1,092	(164)	1,145	181
Individual variable annuities	193	879	–	1,072	84

Total	$6,159	$3,615	$(141)	$9,633	$1,723

Asia:
Life insurance	$5,706	$2,458	$(42)	$8,122	$1,017
Personal accident	891	68	(8)	951	161
Group products	329	45	(33)	341	16
Individual fixed annuities	29	56	7	92	20
Individual variable annuities	2	2	–	4	1

Total	$6,957	$2,629	$(76)	$9,510	$1,215

Total Foreign Life Insurance & Retirement Services:
Life insurance	$8,272	$3,649	$(27)	$11,894	$1,807
Personal accident	2,960	170	(6)	3,124	693
Group products	1,443	396	(27)	1,812	152
Individual fixed annuities	246	1,148	(157)	1,237	201
Individual variable annuities	195	881	–	1,076	85

Total	$13,116	$6,244	$(217)	$19,143	$2,938

Foreign Life Insurance & Retirement Services Results (continued)
American International Group, Inc. and Subsidiaries

	Premiums and	Net	Net Realized
	Other	Investment	Capital Gains	Total	Operating
(in millions)	Considerations	Income	(Losses)	Revenues	Income

Six months ended June 30, 2006
Japan and Other:
Life insurance	$2,409	$799	$234	$3,442	$902
Personal accident	1,950	80	40	2,070	566
Group products	840	246	11	1,097	140
Individual fixed annuities	157	908	30	1,095	286
Individual variable annuities	123	249	–	372	59

Total	$5,479	$2,282	$315	$8,076	$1,953

Asia:
Life insurance*	$5,611	$1,794	$186	$7,591	$1,250
Personal accident	736	55	12	803	152
Group products	240	46	1	287	57
Individual fixed annuities	32	46	2	80	11
Individual variable annuities	–	2	–	2	2

Total	$6,619	$1,943	$201	$8,763	$1,472

Total Foreign Life Insurance & Retirement Services:
Life insurance*	$8,020	$2,593	$420	$11,033	$2,152
Personal accident	2,686	135	52	2,873	718
Group products	1,080	292	12	1,384	197
Individual fixed annuities	189	954	32	1,175	297
Individual variable annuities	123	251	–	374	61

Total	$12,098	$4,225	$516	$16,839	$3,425

Percentage Increase/(Decrease) from Prior Year:

Japan and Other:
Life insurance	7%	49%	–%	10%	(12)%
Personal accident	6	28		5	(6)
Group products	33	43		34	(3)
Individual fixed annuities	38	20	–	5	(37)
Individual variable annuities	57	–	–	–	42

Total	12%	58%	–%	19%	(12)%

Asia:
Life insurance	2%	37%	–%	7%	(19)%
Personal accident	21	24	–	18	6
Group products	37	(2)	–	19	(72)
Individual fixed annuities	(9)	22	–	15	82
Individual variable annuities	–	–	–	–	(50)

Total	5%	35%	–%	9%	(17)%

Total Foreign Life Insurance & Retirement Services:
Life insurance	3%	41%	–%	8%	(16)%
Personal accident	10	26	–	9	(3)
Group products	34	36	–	31	(23)
Individual fixed annuities	30	20	–	5	(32)
Individual variable annuities	59	–	–	–	39

Total	8%	48%	–%	14%	(14)%

*	Includes the effect of an out of period UCITS adjustment in the second quarter of 2006. For the three and six-month periods ended June 30, 2006 the effect was an increase of $221 million and $203 million, respectively, in net investment income and $144 million and $132 million, respectively, in operating income.
AIG transacts business in most major foreign currencies and therefore premiums reported in U.S. dollars vary both by volume and as a result of changes in foreign currency translation rates. The following table summarizes the effect of changes in foreign currency exchange rates on the growth of the Foreign Life Insurance & Retirement Services premiums and other considerations:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2007	2006	2007	2006

Growth in original currency*	7.8%	6.8%	6.5%	7.3%
Foreign exchange effect	0.9	(3.1)	1.9	(4.2)

Growth as reported in U.S. dollars	8.7%	3.7%	8.4%	3.1%

*	Computed using a constant exchange rate throughout each period.

American International Group, Inc. and Subsidiaries
Quarterly Japan and Other Results
Total revenues for the three-month period ended June 30, 2007 increased compared to the same period in 2006, primarily due to higher premiums and net investment income partially offset by a decline in net realized capital gains. Operating income decreased for the three months ended June 30, 2007 compared to the same period in 2006 due to net realized capital losses and additional benefit expenses of $25 million related to the continuing industry-wide regulatory review of unpaid benefits in Japan which is expected to be completed in late 2007.
     Life insurance premiums and other considerations increased in the three months ended June 30, 2007 compared to the same period in 2006 due to strong sales in Japan of increasing term products that have tax benefits for corporate clients. Sales of these products ceased in April pending an industry-wide review by the National Tax Authority. In Japan, increased fees and policy charges related to interest sensitive universal life and U.S. dollar life insurance products were partially offset by the runoff of the acquired blocks of business in AIG Star Life and AIG Edison Life. In Europe, growth in premiums and other considerations was enhanced by the effect of changes in foreign exchange rates. The growth in net investment income was due to higher partnership income and equity income from unit investment trusts. Life insurance operating income declined for the three months ended June 30, 2007 compared to the same period in 2006 due to net realized capital losses, partially offset by the growth in net investment income.
     Personal accident premiums and other considerations continue to grow. Strong growth in Europe has offset the declines in Japan, which has been adversely affected by increased competition and lower sales of tax-related products. When compared to the same period in 2006, net investment income increased primarily due to higher invested assets and increased partnership income. Operating income declined for the three months ended June 30, 2007 compared to the same period in 2006 due to lower net realized capital gains, additional benefit expenses related to the continuing industry-wide regulatory review, higher DAC amortization related to SOP 05-1, and higher expenses related to the termination of certain tax-related products in Japan. Loss ratios remained stable for this business which continues to enjoy relatively high margins.
     Group products premiums and other considerations reflected growth for the three months ended June 30, 2007 compared to the same period in 2006 primarily due to rapidly growing credit business in Europe and higher fee income from pension business in Brazil. Net investment income increased over the same period last year as policyholder trading gains were higher. Operating income was flat compared to the same period in 2006 as improvements in Europe from increased production of credit business were offset by lower realized capital gains.
     Individual fixed annuities premiums and other considerations growth reflects higher surrender charges from U.S. dollar contracts in Japan where a weak yen makes it attractive for certain policyholders to lock in foreign exchange gains in excess of surrender charges. Surrender charges were $33 million and $18 million for the three months ended June 30, 2007 and 2006, respectively. Net investment income increased due to higher average investment yields and higher assets under management. Operating income declined in the three months ended June 30, 2007 compared to the same period in 2006 due to net realized capital losses in 2007 compared to net realized capital gains in 2006. The net realized capital losses offset increased earnings from higher assets under management, higher surrender charge income and higher positive DAC unlocking of $9 million.
     Individual variable annuity assets under management continued to grow, particularly in Europe, due to new product offerings and strong equity markets. The fees generated from the growth in assets under management increased premiums and operating income for the three months ended June 30, 2007 compared to the same period in 2006. Net investment income grew in the three months ended June 30, 2007 compared to the same period in 2006 due to increased policyholder trading gains which comprise the entirety of variable annuity net investment income.
Year-to-date Japan and Other Results
Total revenues for the first six months of 2007 increased compared to the same period in 2006, primarily due to higher premiums and net investment income partially offset by net realized capital losses. Operating income decreased in the first six months of 2007 compared to the same period in 2006 due to net realized capital losses. In addition, a $62 million provision for additional benefit expense was established in Japan as a result of a continuing industry-wide regulatory review of claims.
     Life insurance premiums and other considerations increased in the first six months of 2007 compared to the same period in 2006. In Japan, increased fees and policy charges related to interest sensitive universal life and U.S. dollar life insurance products, as well as strong sales of increasing term products with tax benefits for corporate clients, were partially offset by the runoff of the acquired blocks of business in AIG Star Life and AIG Edison Life. In Europe, growth in premiums and other considerations was enhanced by the effect of changes in foreign exchange rates. The growth in net investment income was due to higher income from partnerships and other yield enhancement income, equity income from UCITS, higher policyholder trading gains and growth in underlying invested assets. Life

American International Group, Inc. and Subsidiaries
insurance operating income declined in the first six months of 2007 compared to the same period in 2006 due to net realized capital losses which offset the benefits of higher net investment income, lower acquisition costs and lower benefit costs.
     Personal accident premiums and other considerations growth in Japan has been adversely affected by increased competition and lower sales of tax-related products. Net investment income increased in the first six months of 2007 compared to the same period in 2006 primarily due to higher income from invested assets and increased partnership income. Operating income in the first six months of 2007 was affected by lower realized capital gains, the $46 million provision for additional benefit expenses, $34 million of expenses related to the termination of certain tax-related products in Japan and a $12 million charge related to the effect of SOP 05-1. Loss ratios remained stable for this business which continues to enjoy relatively high margins.
     Group products premiums and other considerations reflected growth for the first six months in 2007 compared to the same period of 2006 primarily due to credit business growth in Europe. Net investment income increased from the first six months of 2006 primarily related to higher policyholder trading gains. Operating income for the first six months of 2007 declined slightly from the same period in 2006 primarily due to SOP 05-1 and higher benefit expense in Japan.
     Individual fixed annuities premiums and other considerations growth reflects higher surrender charges from U.S. dollar contracts in Japan where a weak yen makes it attractive for certain policyholders to lock in foreign exchange gains in excess of surrender charges. Surrender charges were $86 million and $42 million for the six months ended June 30, 2007 and 2006, respectively. Net investment income increased due to higher average investment yields, assets under management and partnership income. In the first half of 2007, AIG implemented a new investment strategy to enhance future investment yields that resulted in realized capital losses as a small portion of the existing bond portfolio was sold and reinvested in higher yielding assets. These actions resulted in net realized capital losses for the first six months of 2007 compared to net realized capital gains in 2006, which offsets the positive effect of higher assets under management.
     Individual variable annuity assets under management continued to grow particularly in Europe, due to new product offerings and favorable market conditions. The fees generated from the growth in assets under management increased premiums and other considerations and operating income for the first six months of 2007 compared to the same period in 2006. Net investment income grew for the first six months of 2007 compared to the same period in 2006 due to increased policyholder trading gains which comprise the entirety of variable annuity net investment income.
Quarterly Asia Results
Total revenues for the three months ended June 30, 2007 increased from the same period in 2006. Premiums and other considerations growth reflects a continued trend toward investment-oriented products where only a portion of policy charges are reported as premiums. Net investment income increased, primarily due to higher policyholder trading gains. Net investment income and operating income for the three months ended June 30, 2006 included out of period income related to unit investment trusts of $221 million and $144 million, respectively. Net realized capital gains were higher than the same period in 2006. Operating income for the three months ended June 30, 2007 improved over the same period in 2006 primarily due to growth in premiums and other considerations, higher investment returns and net realized capital gains.
     Life insurance premiums and other considerations were up slightly in the three months ended June 30, 2007 compared to the same period in 2006. The shift in product mix from traditional life insurance products to investment-oriented products as mentioned above dampens the growth rate. Net investment income grew in the current period compared to the same period in 2006, due primarily to the growth in the underlying invested assets, higher partnership income and higher policyholder trading gains. Net investment income and operating income for the three months ended June 30, 2006 included out of period income related to unit investment trusts of $221 million and $144 million, respectively. Operating income increased for the three months ended June 30, 2007 compared to the same period in 2006, due primarily to higher realized capital gains, partnership income and the positive effect of SOP 05-1.
     Personal accident premiums and other considerations increased primarily due to growth in Korea and the favorable effect of changes in foreign exchange rates. The primary focus in Asia has been on risk-based individual and rider accident and health (A&H) products particularly in Korea and Taiwan. Operating earnings reflect the combined effect of premium growth and stable loss ratios and also include a benefit resulting from SOP 05-1.
     Group products premiums and other considerations grew in the three months ended June 30, 2007 compared to the same period in 2006, reflecting higher pension management fees and improved sales in Thailand, Hong Kong and Singapore. Operating income improved compared to the same period last year primarily due to lower realized capital losses and increased business in force.
     Individual fixed annuities total revenues and operating income were higher for the three months ended June 30, 2007 compared to the same period in 2006 resulting from net

American International Group, Inc. and Subsidiaries
realized capital gains. Production for the three months ended June 30, 2007 increased compared to the same period in 2006, mostly due to the launch of a coupon product in Korea which pays periodic interest to policyholders based upon their election.
Year-to-date Asia Results
Total revenues for the first six months of 2007 were higher than in 2006, while operating income fell compared to the same period in 2006 due to net realized capital losses in 2007 compared to net realized capital gains in 2006. Premiums and other considerations grew moderately compared to the same period in 2006 reflecting a continued trend toward investment-oriented products where only a portion of policy charges are reported as premium. Net investment income grew due to higher policyholder trading gains, higher income from interests in unit investment trusts, and growth in underlying invested assets. Net investment income and operating income for the six months ended June 30, 2006 included out of period income related to unit investment trusts of $203 million and $132 million, respectively. Net realized capital losses in the current period compared to net realized capital gains in the same period last year also influenced the growth rate in total revenues and caused the decline in operating income. The net realized capital losses in the current period were driven primarily by the mark to market of derivatives that do not qualify for hedge accounting treatment under FAS 133 and the other-than-temporary decline in value of U.S. dollar bonds held in Singapore and Thailand.
     Life insurance premiums and other considerations were up slightly in the first six months of 2007 compared to the same period in 2006, benefiting from improved sales in Thailand and the favorable effect of foreign exchange rates, partially offset by the shift in product mix from traditional life insurance products to investment-oriented products as mentioned above. Net investment income grew in the current period compared to the same period in 2006, due primarily to higher policyholder trading gains, the growth in the underlying invested assets and earnings on certain interests in unit investment trusts. Operating income decreased in the first six months of 2007 compared to the same period in 2006, due mainly to net realized capital losses which more than offset the growth in other sources of earnings. Operating income for the first six months of 2007 includes a $50 million charge related to balance sheet reconciliation remediation activity.
     Personal accident revenues grew for the first six months of 2007 compared to the same period in 2006 primarily due to higher premiums and other considerations particularly in Korea and Taiwan. Operating earnings reflect the combined effect of premium growth and stable loss ratios that were partially offset by realized capital losses. In addition, results for the first six months of 2007 include a $6 million positive effect related to SOP 05-1.
     Group products premiums and other considerations grew in the first six months of 2007 compared to the same period in 2006. The increase reflected higher pension management fees and improved sales, particularly in Thailand, Hong Kong and Singapore, in the first six months of 2007 compared to the same period in 2006. Operating income declined in the first six months of 2007 compared to the same period in 2006 primarily due to realized capital losses and higher incurred policy losses and benefits of $13 million due to a 2007 out of period reserve charge.
     Individual fixed annuities total revenues increased in the first six months of 2007 compared to the same period in 2006, due primarily to higher net investment income on underlying assets and higher realized capital gains. Production for the six months ended June 30, 2007 was flat compared to the same period in 2006 due to increased competition in Korea.

American International Group, Inc. and Subsidiaries
Domestic Life Insurance Results
Domestic Life Insurance results, presented by sub-product were as follows:

			Net
			Realized
	Premiums	Net	Capital		Operating
	and Other	Investment	Gains	Total	Income
(in millions)	Considerations	Income	(Losses)	Revenues	(Loss)

Three months ended June 30, 2007
Life insurance	$603	$402	$43	$1,048	$262
Home service	192	158	(11)	339	66
Group life/health	197	51	(4)	244	1
Payout annuities(a)	364	276	(35)	605	17
Individual fixed annuities	2	24	–	26	8
Individual annuities – runoff(b)	11	95	(9)	97	14

Total	$1,369	$1,006	$(16)	$2,359	$368

Three months ended June 30, 2006
Life insurance	$557	$313	$(29)	$841	$148
Home service	197	145	(10)	332	66
Group life/health	241	52	(3)	290	(8)
Payout annuities	397	244	(18)	623	12
Individual fixed annuities	–	19	(1)	18	8
Individual annuities – runoff(b)	12	120	(14)	118	9

Total	$1,404	$893	$(75)	$2,222	$235

Percentage Increase/(Decrease) from Prior Year:
Life insurance	8%	28%	–%	25%	77%
Home service	(3)	9	–	2	–
Group life/health	(18)	(2)	–	(16)	–
Payout annuities	(8)	13	–	(3)	42
Individual fixed annuities	–	26	–	44	–
Individual annuities – runoff(b)	(8)	(21)	–	(18)	56

Total	(2)%	13%	–%	6%	57%

Six months ended June 30, 2007
Life insurance	$1,181	$774	$40	$1,995	$449
Home service	387	319	(13)	693	148
Group life/health	426	104	(5)	525	4
Payout annuities(a)	876	565	(41)	1,400	68
Individual fixed annuities	4	51	–	55	12
Individual annuities – runoff(b)	23	198	(9)	212	32

Total	$2,897	$2,011	$(28)	$4,880	$713

Six months ended June 30, 2006
Life insurance	$1,073	$651	$33	$1,757	$388
Home service	397	303	(33)	667	125
Group life/health	487	106	(4)	589	11
Payout annuities	847	481	(36)	1,292	34
Individual fixed annuities	1	34	(3)	32	6
Individual annuities – runoff(b)	25	251	(24)	252	37

Total	$2,830	$1,826	$(67)	$4,589	$601

Percentage Increase/(Decrease) from Prior Year:
Life insurance	10%	19%	–%	14%	16%
Home service	(3)	5	–	4	18
Group life/health	(13)	(2)	–	(11)	(64)
Payout annuities	3	17	–	8	–
Individual fixed annuities	–	50	–	72	–
Individual annuities – runoff(b)	(8)	(21)	–	(16)	(14)

Total	2%	10%	–%	6%	19%

(a)	Premiums and other considerations include structured settlements, single premium immediate annuities and terminal funding annuities.
(b)	Primarily represents runoff annuity business sold through discontinued distribution relationships.
Domestic Life Insurance
Quarterly Domestic Life Results
Domestic Life Insurance premiums and other considerations declined in the three months ended June 30, 2007 compared to the same period in 2006, primarily due to the exiting of the financial institutions credit life business within the group life/health segment as of the end of 2006 and lower sales of payout annuities. These declines were partially offset by growth in the life insurance business in force. Premiums and other considerations for the home service segment declined in

American International Group, Inc. and Subsidiaries
the three months ended June 30, 2007 compared to the same period in 2006 as the reduction in premium in force from normal lapses and maturities exceeded sales growth. Premiums and other considerations from payout annuities decreased for the three-month period ended June 30, 2007 compared to the same period in 2006 reflecting decreased sales of single premium immediate annuities, which were affected by the re-pricing of this product line in the second half of 2006.
     Domestic Life Insurance operating income increased in the three months ended June 30, 2007 compared to the same period in 2006. The increase was primarily driven by higher partnership income, lower realized capital losses and overall growth in the in-force business. Financial results for the three months ended June 30, 2007 also benefited from a $15 million decrease in certain litigation accruals due to favorable developments from the related matters and were adversely affected by a $17 million increase in DAC amortization related to SOP 05-1.
     Life insurance operating income increased for the three months ended June 30, 2007 compared to the same period in 2006, primarily due to higher partnership income, increased net realized capital gains, a $15 million release of litigation related reserves and growth in the underlying business, partially offset by higher policyholder benefits. Home service operating income for the three months ended June 30, 2007 was unchanged from the prior period in 2006 as higher net investment income from foreign denominated emerging market bonds offset the effect of the decline in premiums and other considerations. Group life/health operating income from the three months ended June 30, 2007 improved compared to the same period in 2006, as 2006 results included the effect of a $24 million litigation accrual. Results for the three months ended June 30, 2007 included a $12 million charge related to SOP 05-1. Payout annuities operating income increased for the three months ended June 30, 2007 due to growth in reserves offset by higher realized capital losses. Individual fixed annuities operating income remained unchanged as growth in net investment income was offset by higher interest credited and acquisition expenses. Individual annuities — runoff operating income increased for three months ended June 30, 2007 due to lower realized capital losses compared to same period in 2006.
Year-to-date Domestic Life Results
Domestic Life Insurance premiums and other considerations increased during the first six months of 2007 compared to the same period in 2006. The increase was primarily due to the growth in life insurance business in force and payout annuities. Premiums and other considerations for the home service segment declined compared to the same period in 2006 as the reduction in premiums in force from normal lapses and maturities exceeded sales growth. Premiums and other considerations for group life/health for the first six months of 2007 declined compared to the same period in 2006, primarily due to the exiting of the financial institutions credit life business as of the end of 2006 and tightened pricing and underwriting in the group employer lines. Premiums and other considerations growth from payout annuities for the first six months of 2007 reflects increased sales of structured settlements and terminal funding annuities compared to the same period in 2006.
     Domestic Life Insurance operating income increased in the first six months of 2007 compared to the same period in 2006, primarily due to increases in net investment income, lower realized capital losses, growth in the underlying business and a $15 million reduction of certain litigation accruals due to favorable developments on the related matters. Operating income for the six-month period ended June 30, 2006 included a $25 million charge for litigation accruals. The financial results for the six months ended June 30, 2007 were also affected by a $39 million charge related to SOP 05-1.
     Life insurance operating income increased for the first six months of 2007 compared to the same period in 2006 primarily due to higher net investment income, increased realized capital gains and a reduction of the aforementioned litigation-related accrual, partially offset by higher policyholder benefits. Home service operating income increased due to lower realized capital losses and higher net investment income offset by the decline in premiums and other considerations. Group life/health lines operating income decreased due to a charge of $28 million resulting from SOP 05-1 partially offset by lower operating expenses. The operating income for the six-month period ended June 30, 2006 included a $25 million charge for litigation accruals. Payout annuities operating income increased for the first six months of 2007 due to growth in the business and an increase in call and tender income on fixed maturity securities. Individual fixed annuities operating income increased primarily from higher net investment income. Individual annuities — runoff operating income decreased from the first six months in 2006 due to the reduction in the block of business partially offset by lower realized capital losses.

American International Group, Inc. and Subsidiaries
The following table reflects periodic Domestic Life Insurance sales by product:

	Three Months			Six Months
	Ended			Ended
	June 30,		Percentage	June 30,		Percentage
			Increase/			Increase/
(in millions)	2007	2006	(Decrease)	2007	2006	(Decrease)

Periodic premium sales by product*:
Universal life	$47	$107	(56)%	$98	$243	(60)%
Variable universal life	12	18	(33)	25	27	(7)
Term life	57	63	(10)	112	123	(9)
Whole life/other	3	3	—	5	6	(17)

Total	$119	$191	(38)%	$240	$399	(40)%

*	Periodic premium represents premium from new business expected to be collected over a one-year period.
     Periodic life insurance sales declined for the three and six-month periods ended June 30, 2007 compared to the same periods in 2006 primarily as a result of the re-pricing of certain universal life and term products and the tightening of underwriting standards during the second half of 2006.
Domestic Retirement Services Results
Domestic Retirement Services results, on a sub-product basis were as follows:

	Premiums	Net	Net
	and Other	Investment	Realized Capital	Total	Operating
(in millions)	Considerations	Income	Gains (Losses)	Revenues	Income

Three months ended June 30, 2007
Group retirement products	$112	$641	$(103)	$650	$265
Individual fixed annuities	26	981	(158)	849	261
Individual variable annuities	155	43	(17)	181	53
Individual annuities — runoff*	5	100	(3)	102	19

Total	$298	$1,765	$(281)	$1,782	$598

Three months ended June 30, 2006
Group retirement products	$96	$539	$(76)	$559	$192
Individual fixed annuities	35	861	(152)	744	160
Individual variable annuities	130	50	(7)	173	41
Individual annuities — runoff*	2	107	(11)	98	14

Total	$263	$1,557	$(246)	$1,574	$407

Percentage Increase/(Decrease) from Prior Year:
Group retirement products	17%	19%	–%	16%	38%
Individual fixed annuities	(26)	14	–	14	63
Individual variable annuities	19	(14)	–	5	29
Individual annuities — runoff*	–	(7)	–	4	36

Total	13%	13%	–%	13%	47%

Six months ended June 30, 2007
Group retirement products	$217	$1,211	$(113)	$1,315	$541
Individual fixed annuities	51	1,895	(169)	1,777	564
Individual variable annuities	301	85	(7)	379	105
Individual annuities — runoff*	13	199	(1)	211	40

Total	$582	$3,390	$(290)	$3,682	$1,250

Six months ended June 30, 2006
Group retirement products	$190	$1,111	$(113)	$1,188	$457
Individual fixed annuities	63	1,778	(252)	1,589	419
Individual variable annuities	258	102	(5)	355	87
Individual annuities — runoff*	9	212	(20)	201	22

Total	$520	$3,203	$(390)	$3,333	$985

Percentage Increase/(Decrease) from Prior Year:
Group retirement products	14%	9%	–%	11%	18%
Individual fixed annuities	(19)	7	–	12	35
Individual variable annuities	17	(17)	–	7	21
Individual annuities — runoff*	44	(6)	–	5	82

Total	12%	6%	–%	10%	27%

*	Primarily represents runoff annuity business sold through discontinued distribution relationships.
Quarterly Domestic Retirement Services Results
Total Domestic Retirement Services operating income for the three months ended June 30, 2007 increased compared to the same period in 2006. Group retirement products total revenues increased in the three months ended June 30, 2007 compared to the same period in 2006, primarily due to higher

American International Group, Inc. and Subsidiaries
income from partnerships, credit-linked notes and other yield enhancement income and an increase in variable annuity fees resulting from the increase in the equity markets. Group retirement products operating income increased for the three months ended June 30, 2007 driven by higher revenues related to partnerships and other yield enhancement income, partially offset by higher amortization of DAC. DAC amortization increases were related to the increase in surrenders and policy changes adding guaranteed minimum withdrawal benefit riders to existing contracts. Total revenues for individual fixed annuities increased in the three months ended June 30, 2007 compared to the same period in 2006 primarily driven by higher partnership and yield enhancement income. Individual fixed annuities operating income increased for the three months ended June 30, 2007 driven by higher revenues, partially offset by higher amortization of DAC resulting from an increase in early duration surrenders. Individual variable annuities total revenues increased in the three months ended June 30, 2007 compared to the same period in 2006, driven by higher fees primarily from the increase in the equity markets. Individual variable annuity fees also increased due to an increased number of contracts sold with living benefit features. The higher revenues, as well as decreased death benefits, were partially offset by higher amortization of DAC and higher net realized capital losses, and resulted in an increase in individual variable annuity operating income. Partnership investments of $166 million were transferred to support the variable annuity line of business commencing in the second quarter of 2007. Although not significant to individual variable annuities in 2007, partnership income is expected to become more significant in future periods. Individual annuities — runoff operating income increased for the three months ended June 30, 2007 over the same period in 2006 even though the underlying reserves decreased. The higher income was primarily due to lower realized capital losses, partially offset by lower volumes due to the continued runoff of the business.
Year-to-date Domestic Retirement Services Results
Total Domestic Retirement Services operating income for the first six months of 2007 increased over the same period in 2006. Group retirement products total revenues increased in the first six months of 2007 compared to the same period in 2006, primarily due to higher partnership and yield enhancement income and an increase in variable annuity fees. Group retirement products income increased for the six months in 2007 driven by higher revenues related to income from partnerships and other yield enhancement income, partially offset by higher amortization of DAC. DAC amortization increases were related to the increase in surrenders and policy changes adding guaranteed minimum withdrawal benefit riders to existing contracts. Total revenues and operating income for individual fixed annuities increased in the first six months of 2007 compared to the first six months in 2006 primarily driven by higher partnership and yield enhancement income and lower realized capital losses, partially offset by higher amortization of DAC as a result of lower realized capital losses and increased early duration surrenders. Individual variable annuities total revenues increased in the first six months of 2007 compared to the first six months in 2006, primarily driven by higher variable annuity fees resulting from the increase in the equity markets. Additionally, more contracts sold with living benefit features also contributed to higher individual variable annuity fees. The higher revenues as well as decreased death benefits, partially offset by higher amortization of DAC, resulted in the increase in individual variable annuities operating income. Individual annuities — runoff operating income increased in the first six months of 2007 over the same period of 2006 even though the underlying reserves decreased. The higher income was primarily due to lower realized capital losses and increased net spreads as a result of higher investment yields, partially offset by lower volumes due to the continued runoff of the business.
Domestic Retirement Services Supplemental Data
The following table presents deposits*:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

(in millions)	2007	2006	2007	2006

Group retirement products:
Annuities	$1,463	$1,352	$2,881	$2,748
Mutual funds	330	256	795	801
Individual fixed annuities	1,633	1,194	2,864	2,735
Individual variable annuities	1,204	1,148	2,212	2,175
Individual fixed annuities – runoff	13	14	27	29

Total	$4,643	$3,964	$8,779	$8,488

*	Excludes internal replacements.
Domestic Retirement Services total deposits increased for the three months ended June 30, 2007 compared to the same period in 2006 with all three primary product lines showing improved results. Group retirement deposits increased 12 percent in the three months ended June 30, 2007 compared to the same period in 2006 as a result of an increase in group annuity deposits and group mutual funds. Over time, AIG expects that group mutual fund sales will result in a gradual reduction in overall profit margins of this business due to the growth in the lower-margin mutual fund products relative to the annuity products. Individual fixed annuity deposits increased 37 percent for the three months ended June 30, 2007 compared to the same period in 2006, as several large bank distributors increased their focus on fixed annuities in the second quarter of 2007. Individual variable annuity deposits increased 5 percent for the three months ended June 30, 2007 compared to the same period in 2006. Individual fixed annuity surrenders increased in the three months ended June 30, 2007 compared to the same period in 2006 due to policies coming out of their surrender charge periods and increased competition from banks. AIG expects this trend to continue into the next year as a significant amount of business comes out of its surrender charge period.

American International Group, Inc. and Subsidiaries
Individual fixed annuity net flows for the three months ended June 30, 2007 improved compared to the same period in 2006, reflecting the higher deposits discussed above. Individual variable annuities net flows for the three months ended June 30, 2007 declined compared to the same period in 2006 due to higher surrender amounts resulting from market growth, while the surrender rate remained relatively constant.
     Domestic Retirement Services total deposits increased for the first six months of 2007 compared to the same period in 2006. The increase in total deposits primarily reflects higher deposits from group annuities, individual fixed annuities and individual variable annuities. Group retirement deposits increased 4 percent in the first six months of 2007 compared to the same period in 2006 as a result of an increase in group variable annuity deposits, partially offset by slightly lower deposits in group fixed annuities and group mutual funds. Although individual fixed annuity sales continued to face increased competition from bank deposit products and money market funds offering very competitive short-term rates in the flat yield curve environment, individual fixed annuity deposits increased 5 percent for the six months ended June 30, 2007 compared to the same period in 2006. Individual variable annuity deposits increased slightly in the first six months of 2007 compared to the same period in 2006 despite the discontinuation of a major bank proprietary product. Group retirement surrenders increased as a result of normal maturing of the business and due to a few large group surrenders in the first three months of 2007 compared to the same period last year. Individual fixed annuity surrender rates increased in the first six months of 2007 compared to the same period in 2006 due to policies coming out of their surrender charge period and increased competition from banks. Individual fixed annuities net flows for the first six months of 2007 declined compared to the same period in 2006, reflecting the higher surrenders discussed above, partially offset by slightly higher deposits.
The following table presents Domestic Retirement Services reserves by surrender charge category as of June 30, 2007:

	Group	Individual	Individual
	Retirement	Fixed	Variable
(in millions)	Products*	Annuities	Annuities

Zero or no surrender charge	$45,361	$10,813	$12,591
0% - 2%	6,734	4,068	5,424
Greater than 2% - 4%	3,872	6,665	5,589
Greater than 4%	3,241	27,182	9,355
Non-Surrenderable	877	3,442	92

Total	$60,085	$52,170	$33,051

*	Excludes mutual funds of $7.6 billion.
Surrender rates increased for group retirement products and individual fixed annuities for the first six months of 2007 compared to the same period in 2006. Surrender rates for group retirement products increased as a result of an increase in mutual fund and group annuity surrenders. New products have been introduced to retain assets and AIG has retained or attracted over $795 million in assets in the first six months of 2007. The increase in the surrender rate for fixed annuities continues to be driven by a relatively flat yield curve and the general aging of the in-force block; however, less than 21 percent of the individual fixed annuity reserves as of June 30, 2007 were available to be surrendered without charge. Individual variable annuities surrender rates were lower in the first six months of 2007 compared to the same period in 2006.
     An increase in the level of surrenders in any of these businesses or in the individual fixed annuities runoff block could accelerate the amortization of DAC and negatively affect fee income earned on assets under management.
The following table presents the net flows(a) by line of business:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

(in millions)	2007	2006	2007	2006

Group retirement products(b)	$236	$194	$134	$635
Individual fixed annuities	(675)	(873)	(1,512)	(1,019)
Individual variable annuities	18	88	(85)	(45)
Individual fixed annuities – runoff	(229)	(258)	(492)	(486)

Total	$(650)	$(849)	$(1,955)	$(915)

(a)	Net flows are defined as deposits received less benefits, surrenders, withdrawals and death benefits.
(b)	Includes mutual funds.
Higher surrenders in the group retirement and individual fixed annuity blocks, offset somewhat by increased deposits on both blocks, resulted in negative net flows for the first six months of 2007. The continuation of the current interest rate and competitive environment could prolong this trend.

American International Group, Inc. and Subsidiaries
Life Insurance & Retirement Services Net Investment Income and Net Realized Capital Gains (Losses)
The following table summarizes the components of Net investment income:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

(in millions)	2007	2006	2007	2006

Foreign Life Insurance & Retirement Services:
Fixed maturities, including short-term investments	$2,099	$1,831	$4,208	$3,486
Equity securities	101	95	165	166
Interest on mortgage, policy and collateral loans	114	111	227	219
Partnership income	38	23	86	40
Unit investment trusts(a)	235	184	321	184
Other(b)	78	114	142	183

Total investment income before policyholder trading gains (losses)	2,665	2,358	5,149	4,278
Policyholder trading gains (losses)(c)	784	(321)	1,259	69

Total investment income	3,449	2,037	6,408	4,347

Investment expenses	88	67	164	122

Net investment income	$3,361	$1,970	$6,244	$4,225

Domestic Life Insurance:
Fixed maturities, including short-term investments	$870	$829	$1,781	$1,699
Equity securities	(1)	–	(2)	2
Interest on mortgage, policy and collateral loans	102	84	202	169
Partnership income — excluding Synfuels	60	2	87	12
Partnership income (loss) — Synfuels	(42)	(22)	(75)	(59)
Unit investment trusts	2	–	4	–
Other(b)	26	16	40	30

Total investment income	1,017	909	2,037	1,853

Investment expenses	11	16	26	27

Net investment income	$1,006	$893	$2,011	$1,826

Domestic Retirement Services:
Fixed maturities, including short-term investments	$1,364	$1,390	$2,764	$2,828
Equity securities	21	2	24	5
Interest on mortgage, policy and collateral loans	135	111	256	215
Partnership income — excluding Synfuels	253	70	383	201
Other(b)	4	(3)	(8)	(20)

Total investment income before policyholder trading gains (losses)	1,777	1,570	3,419	3,229

Investment expenses	12	13	29	26

Net investment income	$1,765	$1,557	$3,390	$3,203

Total:
Fixed maturities, including short-term investments	$4,333	$4,050	$8,753	$8,013
Equity securities	121	97	187	173
Interest on mortgage, policy and collateral loans	351	306	685	603
Partnership income — excluding Synfuels	351	95	556	253
Partnership income (loss) — Synfuels	(42)	(22)	(75)	(59)
Unit investment trusts(a)	237	184	325	184
Other(b)	108	127	174	193

Total investment income before policyholder trading gains (losses)	5,459	4,837	10,605	9,360
Policyholder trading gains (losses)(c)	784	(321)	1,259	69

Total investment income	6,243	4,516	11,864	9,429

Investment expenses	111	96	219	175

Net investment income(d)	$6,132	$4,420	$11,645	$9,254

(a)	Includes the effect of an out of period UCITS adjustment in the second quarter of 2006. For the three and six-month periods ended June 30, 2006 the effect was an increase of $221 million and $203 million, respectively, in net investment income and $144 million and $132 million, respectively, in operating income.
(b)	Other includes real estate income, income on non-partnership invested assets, securities lending and Foreign Life Insurance & Retirement Services’ equal share of the results of AIG Credit Card Company (Taiwan).
(c)	Relates principally to assets held in various trading securities accounts that do not qualify for separate account treatment under SOP 03-1. These amounts are offset by an equal change included in incurred policy losses and benefits.

(d)	Includes call and tender income.
Net investment income increased for the three and six-month periods ended June 30, 2007 compared to the same periods in 2006. Fixed maturities income rose as the underlying invested asset base grew. Yield enhancement activity increased over the same period in 2006. Earnings on certain interests in unit investment trusts allocated to policyholder accounts through incurred policy losses and benefits for the current quarter and year-to-date include earnings of $148 million and

American International Group, Inc. and Subsidiaries
$189 million, respectively, compared to $64 million for both the second quarter and first six months in 2006, respectively. Policyholder trading gains (losses) increased for both the quarter and year-to-date compared to the same period in 2006 and generally follow the trend of equity markets in the respective periods. Net investment income for certain operations include investments in structured notes linked to emerging market sovereign debt that incorporates both interest rate risk and currency risk. For 2007, these investments generated income of $23 million and $45 million for the three and six-month periods ended June 30, 2007, respectively, compared to losses of $51 million and $32 million for the same periods in 2006. In addition, period to period comparisons of investment income for some investment activities, particularly partnership income, are affected by yield enhancement activity, as shown in the above table.
     See also Insurance and Asset Management Invested Assets herein.
     AIG generates income tax credits as a result of investing in synthetic fuel production (synfuels) related to the investment loss shown in the above table and records those benefits in its provision for income taxes. The amounts of those income tax credits were $118 million and $61 million for the first six months of 2007 and 2006, respectively. For a further discussion of the effect of fluctuating domestic crude oil prices on synfuel tax credits, see Note 6(c) of Notes to Consolidated Financial Statements.
The following table summarizes Net realized capital gains (losses) by major category:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

(in millions)	2007	2006	2007	2006

Foreign Life Insurance & Retirement Services:
Sales of fixed maturities	$(25)	$(125)	$(45)	$(146)
Sales of equity securities	180	250	212	401
Other:
Foreign exchange transactions	(25)	(95)	90	(90)
Derivatives instruments	52	87	(65)	346
Other-than-temporary decline	(131)	(4)	(462)	(45)
Other*	(33)	51	53	50

Total Foreign Life Insurance & Retirement Services	$18	$164	$(217)	$516

Domestic Life Insurance:
Sales of fixed maturities	$(58)	$(39)	$(39)	$(61)
Sales of equity securities	4	4	5	6
Other:
Foreign exchange transactions	–	1	2	–
Derivatives instruments	41	28	30	115
Other-than-temporary decline	(49)	(61)	(68)	(115)
Other	46	(8)	42	(12)

Total Domestic Life Insurance	$(16)	$(75)	$(28)	$(67)

Domestic Retirement Services:
Sales of fixed maturities	$(79)	$(41)	$(60)	$(88)
Sales of equity securities	5	17	16	31
Other:
Foreign exchange transactions	1	–	7	–
Derivatives instruments	(52)	(42)	(47)	(36)
Other-than-temporary decline	(144)	(169)	(186)	(261)
Other	(12)	(11)	(20)	(36)

Total Domestic Retirement Services	$(281)	$(246)	$(290)	$(390)

Total:
Sales of fixed maturities	$(162)	$(205)	$(144)	$(295)
Sales of equity securities	189	271	233	438
Other:
Foreign exchange transactions	(24)	(94)	99	(90)
Derivative instruments	41	73	(82)	425
Other-than-temporary decline	(324)	(234)	(716)	(421)
Other	1	32	75	2

Total:	$(279)	$(157)	$(535)	$59

*	Includes gains of $66 million and losses of $19 million allocated to participating policyholders for the three-month periods ended June 30, 2007 and 2006, respectively, and losses of $5 million and gains of $48 million for the first six months of 2007 and 2006, respectively.
Net realized capital gains (losses) include normal portfolio transactions as well as derivative gains (losses) for transactions that did not qualify for hedge accounting treatment under FAS 133, foreign exchange gains and losses and other-than-temporary declines in the value of investments. Net realized capital losses in the Foreign Life operations in the first six months of 2007 include losses of $65 million related to derivatives that did not qualify for hedge accounting treatment compared to a gain of $346 million in the same period in 2006. Derivatives in the Foreign Life operations are primarily used to economically hedge cash flows related to U.S. dollar bonds back to the

American International Group, Inc. and Subsidiaries
respective currency of the country, principally in Taiwan, Thailand, and Singapore. The corresponding foreign exchange gain or loss with respect to the economically hedged bond is deferred in Accumulated other comprehensive income until the bond is sold or deemed to be other than temporarily impaired. In the first six months of 2007, Foreign Life operations incurred losses of $462 million for the decline in the value of securities deemed to be other than temporarily impaired. A significant portion of those losses was related to the decline in value of U.S. dollar bonds held in Thailand and Singapore reflecting the depreciation of the U.S. dollar against the local currencies.
Deferred Policy Acquisition Costs, Sales Inducement Assets and Future Policy Benefit Reserves
DAC for Life Insurance & Retirement Services products arises from the deferral of those costs that vary with, and are directly related to, the acquisition of new or renewal business. Policy acquisition costs for life insurance products are generally deferred and amortized over the premium paying period of the policy. Policy acquisition costs that relate to universal life and investment-type products, including variable and fixed annuities (investment-oriented products), are deferred and amortized, with interest, as appropriate, in relation to the historical and future incidence of estimated gross profits to be realized over the estimated lives of the contracts. Total acquisition costs deferred decreased $118 million in the first six months of 2007 compared to the first six months in 2006 primarily due to lower Domestic Life sales. Total amortization expense increased $79 million compared to the first six months in 2006. Annualized amortization expense levels for 2007 and 2006 are approximately 12 percent and 14 percent, respectively, of the opening DAC balance.
The following table summarizes the major components of the changes in DAC/ Value of Business Acquired (VOBA) and Sales Inducement Assets (SIA):

	Six Months Ended June 30,

(in millions)	2007			2006

	DAC/VOBA	SIA	Total	DAC/VOBA	SIA	Total

Foreign Life Insurance & Retirement Services
Balance at beginning of year	$21,153	$404	$21,557	$17,638	$192	$17,830
Acquisition costs deferred	2,510	60	2,570	2,479	34	2,513
Amortization charged to income or credited to operating income:
Related to net realized capital gains (losses)	45	1	46	1	—	1
Related to unlocking future assumptions	30	2	32	28	—	28
All other amortization	(1,344)	2	(1,342)	(1,292)	(14)	(1,306)
Change in unrealized gains (losses) on securities	531	7	538	81	—	81
Increase (decrease) due to foreign exchange	(230)	1	(229)	936	9	945
Other *	(78)	—	(78)	—	—	—

Balance at end of period	$22,617	$477	$23,094	$19,871	$221	$20,092

Domestic Life Insurance
Balance at beginning of year	$6,006	$46	$6,052	$5,184	$31	$5,215
Acquisition costs deferred	442	10	452	617	10	627
Amortization charged to income or credited to operating income:
Related to net realized capital gains (losses)	4	—	4	17	—	17
All other amortization	(344)	(3)	(347)	(350)	(1)	(351)
Change in unrealized gains (losses) on securities	230	—	230	717	—	717
Increase (decrease) due to foreign exchange	45	—	45	20	—	20
Other *	(64)		(64)	—	—	—

Balance at end of period	$6,319	$53	$6,372	$6,205	$40	$6,245

Domestic Retirement Services
Balance at beginning of year	$5,651	$887	$6,538	$5,284	$871	$6,155
Acquisition costs deferred	376	101	477	360	117	477
Amortization charged to income or credited to operating income:
Related to net realized capital gains (losses)	52	12	64	72	12	84
Related to unlocking future assumptions	2	—	2	(1)	—	(1)
All other amortization	(445)	(79)	(524)	(394)	(64)	(458)
Change in unrealized gains (losses) on securities	318	64	382	1,099	190	1,289

Balance at end of period	$5,954	$985	$6,939	$6,420	$1,126	$7,546

American International Group, Inc. and Subsidiaries

	Six Months Ended June 30,

(in millions)	2007			2006

	DAC/VOBA	SIA	Total	DAC/VOBA	SIA	Total

Total Life Insurance & Retirement Services
Balance at beginning of year	$32,810	$1,337	$34,147	$28,106	$1,094	$29,200
Acquisition costs deferred	3,328	171	3,499	3,456	161	3,617
Amortization charged to income or credited to operating income:
Related to net realized capital gains (losses)	101	13	114	90	12	102
Related to unlocking future assumptions	32	2	34	27	—	27
All other amortization	(2,133)	(80)	(2,213)	(2,036)	(79)	(2,115)
Change in unrealized gains (losses) on securities	1,079	71	1,150	1,897	190	2,087
Increase (decrease) due to foreign exchange	(185)	1	(184)	956	9	965
Other *	(142)	—	(142)	—	—	—

Balance at end of period	$34,890	$1,515	$36,405	$32,496	$1,387	$33,883

*	Primarily represents the cumulative effect of adoption of SOP 05-1.
     DAC for insurance-oriented, investment-oriented and retirement services products is reviewed for recoverability, which involves estimating the future profitability of current business. This review involves significant management judgment. If actual future profitability is substantially lower than estimated, AIG’s results of operations could be significantly affected in future periods.
Future Policy Benefit Reserves
Periodically, the net benefit reserves (policy benefit reserves less DAC) established for life and retirement services companies are tested to ensure that, including consideration of future expected premium payments, they are adequate to provide for future policyholder benefit obligations. The assumptions used to perform the tests are current best-estimate assumptions as to policyholder mortality, morbidity, terminations, company maintenance expenses and invested asset returns. For long duration traditional business, a “lock-in” principle applies, whereby the assumptions used to calculate the benefit reserves and DAC are set when a policy is issued and do not change with changes in actual experience. These assumptions include margins for adverse deviation in the event that actual experience might deviate from these assumptions. For business in force outside of North America, 46 percent of total policyholder benefit liabilities at June 30, 2007 resulted from traditional business where the lock-in principle applies. In most foreign locations, guarantees have been made to pay benefits to policyholders for many decades into the future.
     As experience changes over time, the best-estimate assumptions are updated to reflect the observed changes. Because of the long-term nature of many of AIG’s liabilities subject to the lock-in principle, small changes in certain of the assumptions may cause large changes in the degree of reserve adequacy that exists. In particular, changes in estimates of future invested asset return assumptions have a large effect on the degree of reserve adequacy that exists.
Taiwan
Beginning in calendar year 2000, the yield available on Taiwanese 10-year government bonds dropped from approximately 6 percent to approximately 2.5 percent at June 30, 2007. Yields on most other invested assets have correspondingly dropped over the same period of time. Current sales are focused on products such as a) variable separate account products which do not contain interest rate guarantees, b) participating products which contain very low implied interest rate guarantees, and c) A&H policies and riders.
     In developing the reserve adequacy analysis for Nan Shan, several key best estimate assumptions have been made:

•	Observed historical mortality improvement trends have been projected to 2014;

•	Morbidity, expense and termination rates have been updated to reflect recent experience;

•	Taiwan government bond rates are expected to remain at current levels for 10 years and gradually increase to best estimate assumptions of a market consensus view of long-term interest rate expectations. Foreign assets are assumed to comprise 35 percent of invested assets, resulting in a composite long-term investment assumption of approximately 4.7 percent; and

•	The currently permitted practice of offsetting positive mortality experience with negative interest margins, thus eliminating the need for mortality dividends, will continue.
     Future results of the reserve adequacy tests are uncertain given the long-term nature of the business and the volatility inherent in actual investment yields. The inability to achieve assumed investment returns could accelerate DAC amortization and necessitate reserve strengthening.

American International Group, Inc. and Subsidiaries
Financial Services Operations
AIG’s Financial Services subsidiaries engage in diversified activities including aircraft and equipment leasing, capital markets, consumer finance and insurance premium finance.
Financial Services Results
Financial Services results were as follows:

	Three Months			Six Months
	Ended June 30,		Percentage	Ended June 30,		Percentage
			Increase/			Increase/
(in millions)	2007	2006	(Decrease)	2007	2006	(Decrease)

Revenues:
Aircraft Leasing(a)	$1,173	$1,051	12%	$2,231	$2,063	8%
Capital Markets(b)(c)	(67)	(788)	–	161	(1,088)	–
Consumer Finance(d)(e)	949	942	1	1,832	1,867	(2)
Other, including intercompany adjustments	68	41	66	100	70	43

Total	$2,123	$1,246	70%	$4,324	$2,912	48%

Operating income (loss):
Aircraft Leasing(a)	$207	$198	5%	$371	$374	(1)%
Capital Markets(b)(c)	(255)	(952)	–	(187)	(1,422)	–
Consumer Finance(d)(e)	75	202	(63)	111	378	(71)
Other, including intercompany adjustments	20	22	(9)	44	32	38

Total	$47	$(530)	–%	$339	$(638)	–%

(a)	Revenues are primarily aircraft lease rentals from ILFC. Both revenues and operating income include gains (losses) from hedging activities that did not qualify for hedge accounting treatment under FAS 133, including the related foreign exchange gains and losses. For the three-month periods ended June 30, 2007 and 2006, the effect was $24 million and $10 million, respectively. For the six-month periods ended June 30, 2007 and 2006, the effect was $(13) million and $55 million, respectively. These amounts result primarily from interest rate and foreign currency derivatives that are effective economic hedges of borrowings. In the second quarter of 2007, ILFC began applying hedge accounting to most of its derivatives hedging interest rate and foreign exchange risks associated with its floating rate and foreign currency denominated borrowings.
(b)	Revenues, shown net of interest expense of $805 million and $633 million for the three-month periods ended June 30, 2007 and 2006, respectively, and $1.9 billion and $1.3 billion for the six-month periods ended June 30, 2007 and 2006, respectively, were primarily from hedged financial positions entered into in connection with counterparty transactions. Both revenues and operating income include gains (losses) from hedging activities that did not qualify for hedge accounting treatment under FAS 133, including the related foreign exchange gains and losses. For the three-month periods ended June 30, 2007 and 2006, the effect was $(528) million and $(1.2) billion, respectively. For the six-month periods ended June 30, 2007 and 2006, the effect was $(613) million and $(1.8) billion, respectively. The second quarter and the first six months of 2007 include out of period charges of $431 million and $326 million, respectively, including a $380 million charge in both periods to reverse net gains recognized on transfers of available for sale securities among legal entities consolidated within AIGFP. The first six months of 2006 include an out of period charge of $300 million related to the remediation of the material weakness in accounting for certain derivative transactions under FAS 133. In the first quarter of 2007, AIGFP began applying hedge accounting for certain transactions.
(c)	Certain transactions entered into by AIGFP generate tax credits and benefits which are included in income taxes in the consolidated statement of income. The amounts of such tax credits and benefits for the three-month periods ended June 30, 2007 and 2006 were $18 million and $8 million, respectively. The amounts of such tax credits and benefits for the six-month periods ended June 30, 2007 and 2006 were $35 million and $26 million, respectively.
(d)	Revenues are primarily finance charges. Both revenues and operating income include gains (losses) from hedging activities that did not qualify for hedge accounting treatment under FAS 133, including the related foreign exchange gains and losses. For the three-month periods ended June 30, 2007 and 2006, the effect was $20 million and $5 million, respectively. For the six-month periods ended June 30, 2007 and 2006, the effect was $(15) million and $8 million, respectively. These amounts result primarily from interest rate and foreign currency derivatives that are effective economic hedges of borrowings. In the second quarter of 2007, AGF began applying hedge accounting to most of its derivatives hedging interest rate and foreign exchange risks associated with its floating rate and foreign currency denominated borrowings.
(e)	The three-month and six-month periods ended June 30, 2007 included pre-tax charges of $50 million and $178 million, respectively, in connection with domestic consumer finance’s mortgage banking activities.
Financial Services operating income increased in the three and six-month periods ended June 30, 2007 compared to the same periods in 2006 primarily due to differences in the accounting treatment for hedging activities. In the first quarter of 2007, AIGFP began applying hedge accounting to certain of its interest rate swaps and foreign currency forward contracts hedging its investments and borrowings. In the second quarter of 2007, AGF and ILFC began applying hedge accounting to most of their derivatives hedging interest rate and foreign exchange risks associated with their floating rate and foreign currency denominated borrowings. During 2006, hedge accounting under FAS 133 was not being applied to any of the derivatives and related assets and liabilities. Accordingly, revenues and operating income were exposed to volatility resulting from differences in the timing of revenue recognition between the derivatives and the related hedged assets and liabilities.
     The second quarter and the first six months of 2007 included out of period charges of $431 million and $326 million, respectively, of which $380 million was to reverse net gains recognized on transfers of available for sale securities among legal entities consolidated within AIGFP.

American International Group, Inc. and Subsidiaries
The first six months of 2006 included an out of period charge of $300 million related to the remediation of the material weakness in accounting for certain derivative transactions under FAS 133.
     Beginning in the first quarter of 2007, net realized capital gains and losses, including derivative gains and losses and foreign exchange transaction gains and losses for Financial Services entities other than AIGFP, which were previously reported as part of AIG’s Other category, are now included in Financial Services revenues and operating income. For the three and six-month periods ended June 30, 2007, the amount included in both Financial Services revenues and operating income was a gain of $63 million and a loss of $4 million, respectively. All prior periods have been revised to conform to the current presentation.
Aircraft Leasing
AIG’s Aircraft Leasing operations represent the operations of ILFC, which generates its revenues primarily from leasing new and used commercial jet aircraft to foreign and domestic airlines. Revenues also result from the remarketing of commercial jets for ILFC’s own account, and remarketing and fleet management services for airlines and financial institutions. ILFC finances its aircraft purchases primarily through the issuance of debt instruments. ILFC hedges the majority of its floating rate and foreign currency denominated debt using interest rate and foreign currency derivatives. Starting in the second quarter of 2007, ILFC began applying hedge accounting to most of its derivatives. All of ILFC’s derivatives are effective economic hedges; however, since hedge accounting under FAS 133 was not applied prior to April 2, 2007, the benefits of using derivatives to hedge these exposures are not reflected in ILFC’s 2006 corporate borrowing rate. The composite borrowing rates at June 30, 2007 and 2006 were 5.25 percent and 5.01 percent, respectively.
     ILFC typically contracts to re-lease aircraft before the end of the existing lease term. For aircraft returned before the end of the lease term, ILFC has generally been able to re-lease such aircraft within two to six months of its return. As a lessor, ILFC considers an aircraft “idle” or “off lease” when the aircraft is not subject to a signed lease agreement or signed letter of intent. ILFC had no aircraft off lease at June 30, 2007, and all new aircraft scheduled for delivery through 2007 have been leased.
Quarterly Aircraft Leasing Results
ILFC’s operating income increased in the three months ended June 30, 2007 compared to the same period of 2006 by $9 million, or 5 percent. Rental revenues increased by $136 million or 14 percent, driven by a larger aircraft fleet and higher lease rates. During the three months ended June 30, 2007, ILFC’s fleet subject to operating leases increased by 38 airplanes to a total of 894. The increase in rental revenues was partially offset by increases in depreciation and interest expense. During the second quarter of 2007, ILFC did not sell any aircraft compared to three aircraft sold in the same period in 2006, resulting in a decrease in revenues of $18 million from the comparative period. Depreciation expense increased by $49 million, or 13 percent, in line with the increase in the size of the aircraft fleet. Interest expense increased by $71 million, or 21 percent, driven by rising cost of funds, a weaker U.S. dollar against the Euro and the British Pound and additional borrowings to fund aircraft purchases. As noted above, ILFC’s interest expense did not reflect the benefit of hedging these exposures in 2006. For the three-month periods ended June 30, 2007 and 2006, the gains from hedging activities that did not qualify for hedge accounting treatment under FAS 133, including the related foreign exchange gains and losses, were $24 million and $10 million, respectively, in both revenues and operating income.
Year-to-date Aircraft Leasing Results
ILFC’s operating income decreased in the first six months of 2007 compared to the same period of 2006 by $3 million, or 1 percent. Rental revenues increased by $273 million or 14 percent, driven by a larger aircraft fleet and higher lease rates. During the first six months of 2007, ILFC’s fleet subject to operating leases increased by 70 airplanes to a total of 894. The increase in rental revenues was partially offset by increases in depreciation and interest expense. During the first six months of 2007, ILFC sold one aircraft compared to six aircraft sold in the same period in 2006, resulting in a decrease in revenues of $35 million compared to the same period in 2006. Depreciation expense increased by $92 million, or 12 percent, in line with the increase in the size of the aircraft fleet. Interest expense increased by $142 million, or 22 percent, driven by rising cost of funds, a weaker U.S. dollar against the Euro and the British Pound and additional borrowings to fund aircraft purchases. ILFC’s interest expense did not reflect the benefit of hedging these exposures in the first quarter of 2007 and in 2006. For the first six months of 2007 and 2006, the gains (losses) from hedging activities that did not qualify for hedge accounting treatment under FAS 133, including the related foreign exchange gains and losses, were $(13) million and $55 million, respectively, in both revenues and operating income.
Capital Markets
Capital Markets represents the operations of AIGFP, which engages as principal in a wide variety of financial transactions, including standard and customized financial products involving commodities, credit, currencies, energy, equities and rates. AIGFP also invests in a diversified portfolio of securities and principal investments and engages in borrowing activities involving issuing standard and

American International Group, Inc. and Subsidiaries
structured notes and other securities, and entering into guaranteed investment agreements (GIAs).
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
     Since 1998, AIGFP has written super senior (AAA+) protection through credit default swaps, a portion of which is exposed to CDOs of residential mortgage-backed securities and other asset-backed securities. At June 30, 2007, the notional amount of this credit derivative portfolio was $465 billion, including $64 billion from transactions with mixed collateral that include U.S. subprime mortgages. As of August 6, 2007, all of AIGFP’s super senior exposures continued to have tranches below AIGFP’s attachment point which have been explicitly rated AAA or would have been rated AAA had they been rated. AIGFP’s portfolio of credit default swaps is carefully structured, undergoes regular monitoring, modeling and analysis and contains significant protection through collateral subordination. In addition, in December 2005, AIGFP stopped committing to writing super senior protection for CDOs that included any subprime collateral. For a further description of AIGFP’s risk management practices in its credit default swaps business, see Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Segment Risk Management — Financial Services in the 2006 Annual Report on Form 10-K.
Quarterly Capital Markets Results
Capital Markets operating income increased in the three months ended June 30, 2007 by $697 million compared to the same period in 2006. During the second quarter of 2007, AIGFP experienced increased transaction flow in its equity, credit and currency products.
     In addition, AIGFP recognized a net loss of $528 million related to hedging activities that did not qualify for hedge accounting treatment under FAS 133, compared to a net loss of $1.2 billion for the same period in 2006. The net loss in the second quarter of 2007 includes out of period charges of $431 million, including a charge of $380 million to reverse net gains recognized in previous periods on transfers of available for sale securities among legal entities consolidated within AIGFP. The net loss also reflects the effect of increases in U.S. interest rates and the slight weakening of the U.S. Dollar on derivatives hedging AIGFP’s assets and liabilities.
     Financial market conditions in the three months ended June 30, 2007 were characterized by sizable increases in global interest rates, increases in credit spreads, higher equity valuations and a slightly weaker U.S. dollar.
     The most significant component of Capital Markets operating expenses is compensation, which was $153 million and $129 million in the three-month periods ended June 30, 2007 and 2006, respectively. The amount of compensation was not affected by gains and losses arising from derivatives not qualifying for hedge accounting treatment under FAS 133.
     AIG elected to early adopt FAS 155, “Accounting for Certain Hybrid Financial Instruments” (FAS 155) in 2006 and AIGFP elected to apply the fair value option to certain structured notes and other financial liabilities containing embedded derivatives outstanding as of January 1, 2006. AIGFP recognized a gain of $196 million in the second quarter of 2007 and a loss of $98 million in the second quarter of 2006 on hybrid financial instruments for which it applied the fair value option under FAS 155. These amounts were largely offset by gains and losses on economic hedge positions also reflected in AIGFP’s operating income.
Year-to-date Capital Markets Results
Capital Markets operating income increased in the first six months of 2007 by $1.2 billion compared to the same period in 2006, as AIGFP experienced higher transaction flow in the first six months of 2007 in its equity and commodity products. AIGFP also recognized a net loss of $613 million related to hedging activities that did not qualify for hedge accounting treatment under FAS 133, compared to a net loss of $1.8 billion for the same period in 2006. The first six months of 2007 included out of period charges of $326 million, as noted above, and a $166 million reduction in fair value at March 31, 2007 of certain derivatives that are an integral part of, and economically hedge, the structured transactions potentially affected by the proposed regulations issued by the U.S. Treasury Department discussed above in Overview of Operations and Business — Outlook. The net loss on AIGFP’s derivatives recognized in the first six months of 2006 included an out of period charge of $300 million related to the remediation of the material weakness in accounting for certain derivative transactions under FAS 133. The net loss also reflects the effect of increases in U.S. interest rates and a weakening of the U.S. Dollar on derivatives hedging AIGFP’s assets and liabilities.
     Financial market conditions in the first six months of 2007 were characterized by increases in global interest rates, increases in credit spreads, higher equity valuations and a slightly weaker U.S. dollar.
     The most significant component of Capital Markets operating expenses is compensation, which was $276 million and $265 million in the first six months of 2007 and 2006, respectively. The amount of compensation was not affected

American International Group, Inc. and Subsidiaries
by gains and losses arising from derivatives not qualifying for hedge accounting treatment under FAS 133.
     AIGFP recognized a gain of $30 million in the first six months of 2007 and a loss of $89 million in the first six months of 2006 on hybrid financial instruments for which it applied the fair value option under FAS 155. These amounts were largely offset by gains and losses on economic hedge positions also reflected in AIGFP’s operating income.
Consumer Finance
AIG’s consumer finance operations in North America are principally conducted through AGF. On January 2, 2007, AGF expanded its operations into the United Kingdom through the acquisition of Ocean Finance and Mortgages Limited, a finance broker for home owner loans in the United Kingdom. AGF derives a substantial portion of its revenues from finance charges assessed on outstanding real estate loans, secured and unsecured non-real estate loans and retail sales finance receivables. The real estate loans are comprised principally of first-lien mortgages on residential real estate generally having a maximum term of 360 months, and are considered non-conforming. The real estate loans may be closed-end accounts or open-end home equity lines of credit and are principally fixed rate products. AGF does not offer mortgage products with borrower payment options that allow for negative amortization of the principal balance. The secured non-real estate loans are secured by consumer goods, automobiles or other personal property. Both secured and unsecured non-real estate loans and retail sales finance receivables generally have a maximum term of 60 months. The majority of AGF’s finance receivables are sourced through its branches. However, a significant volume of real estate loans is also sourced through broker relationships, and to lesser extents, through correspondent relationships and direct mail solicitations.
     AGF also conducts mortgage banking activities through its centralized real estate operations. It originates residential real estate loans, the majority of which are sold to investors on a servicing-released basis. These loans are collateralized by first and second-liens on one to four family properties and are originated largely through broker relationships and to a lesser extent are originated directly to consumers or through correspondent relationships. These real estate loans usually have maximum original terms of 360 months and generally have higher credit quality than the real estate loans sourced through its branches. These real estate loans are generally considered non-conforming and include fixed, adjustable and hybrid adjustable loans. From July 2003 through February 2006, these loans were originated through an arrangement with AIG Federal Savings Bank (AIG Bank), a federally chartered thrift. The origination relationship was terminated in the first quarter of 2006. Since then, all new loans have been originated directly by AGF subsidiaries under their own state licenses.
     On June 7, 2007, AIG’s domestic consumer finance operations, consisting of AIG Bank, AGF’s mortgage banking subsidiary Wilmington Finance, Inc. (WFI) and AGF entered into a Supervisory Agreement with the Office of Thrift Supervision (OTS). The Supervisory Agreement pertains to certain mortgage loans originated in the name of AIG Bank from July 2003 through early May 2006 pursuant to a servicing agreement between WFI and AIG Bank, which was terminated in February 2006. Pursuant to the terms of the Supervisory Agreement, AIG Bank, WFI and AGF agreed to implement a financial remediation program whereby certain borrowers may be provided loans on more affordable terms and/ or reimbursement of certain fees. The Supervisory Agreement also requires AGF to engage the services of an external consultant to monitor, evaluate and periodically report to the OTS with respect to the matters covered by the Supervisory Agreement. Separately, the domestic consumer finance operations also committed to donate $15 million to certain not-for-profit organizations to support their efforts to promote financial literacy and credit counseling.
     Management’s best estimate of the cost of implementing the financial remediation plan contemplated by the Supervisory Agreement, including the $15 million donation, was $178 million at June 30, 2007. A charge in the amount of $128 million was recorded in the first quarter of 2007 while the remaining $50 million was recorded in the second quarter of 2007 at the time the terms of the Supervisory Agreement were finalized. As the estimate is based on judgments and assumptions made by management, the actual cost of implementing the financial remediation plan may differ from this estimate.
     AIG’s foreign consumer finance operations are principally conducted through AIG Consumer Finance Group, Inc. (AIGCFG). AIGCFG operates primarily in emerging and developing markets. AIGCFG has operations in Argentina, China, Hong Kong, Mexico, Philippines, Poland, Taiwan and Thailand and most recently began operations in India through the acquisition of a majority interest in a sales finance lending operation during the first quarter of 2007 and the acquisition of a mortgage lending operation in the second quarter of 2007. In addition, AIGCFG expanded its distribution channels in Thailand by acquiring in the first quarter of 2007 an 80 percent interest in a company with a network of over 130 branches for secured consumer lending. Certain of the AIGCFG operations are partly or wholly owned by life insurance subsidiaries of AIG. Accordingly, the financial results of those companies are allocated between Financial Services and Life Insurance & Retirement Services according to their ownership percentages. While products vary by market, the businesses generally provide credit cards, unsecured and secured non-real estate loans, term deposits, savings accounts, retail sales finance and real estate loans. AIGCFG originates finance receivables through its branches and direct solicitation. AIGCFG also originates finance

American International Group, Inc. and Subsidiaries
receivables indirectly through relationships with retailers, auto dealers, and independent agents.
Quarterly Consumer Finance Results
Consumer Finance operating income decreased by $127 million, or 63 percent, in the three months ended June 30, 2007 compared to the same period in 2006.
     The operating income from the domestic consumer finance operations, which include the operations of AGF and AIG Bank, decreased by $127 million, or 68 percent, for the three months ended June 30, 2007 compared to the same period in 2006. Pursuant to the terms of the Supervisory Agreement, as discussed above, a charge of $50 million was recorded in the second quarter of 2007. Additionally, for the three months ended June 30, 2007, domestic results were adversely affected by the slower housing market, higher interest rates on most long-term fixed rate loans and evolving changes in the regulatory environment which resulted in lower originations for both investment and held for sale real estate loans. For the three months ended June 30, 2007, results from mortgage banking activities included lower net gains on sales of real estate loans held for sale as well as an $11 million increase in the provision for AGF’s warranty reserve compared to the same period in 2006, which covers its obligations to repurchase loans sold to third-party investors should there be a first payment default or breach of representations and warranties.
     AGF’s finance receivables totaled $24.9 billion as of June 30, 2007, including $19.2 billion of loans for which some or all of the collateral consisted of real estate, and which were predominantly underwritten with full income verification. As of June 30, 2007, the 60-day delinquency rate for these real estate loans was 1.95 percent (based on outstanding loan balances, consistent with mortgage lending practice). The overall credit quality of AGF’s finance receivables during the three months ended June 30, 2007 remained stable. AGF’s net charge-off rate increased to 1.02 percent compared to 0.86 percent in the same period in 2006. The 60-day delinquency rate for all finance receivable types increased from 1.75 percent at June 30, 2006 to 2.18 percent at June 30, 2007.
     AGF’s interest expense increased by $18 million or 6 percent as both its short-term and long-term borrowing rates increased in the three months ended June 30, 2007 compared to the same period in 2006. During the three months ended June 30, 2007, AGF recorded a net gain of $17 million on its derivatives that did not qualify for hedge accounting under FAS 133, including the related foreign exchange losses, compared to a net gain of $2 million for the same period in 2006. Commencing in the second quarter of 2007, AGF began applying hedge accounting.
     Revenues from the foreign consumer finance operations increased by approximately 26 percent in the three months ended June 30, 2007 compared to the same period in 2006. Loan growth, particularly in Poland and Argentina, was the primary driver behind the higher revenues.
Year-to-date Consumer Finance Results
Consumer Finance operating income decreased by $267 million, or 71 percent, in the first six months of 2007 compared to the same period of 2006.
     The operating income for the first six months of 2007 from the domestic consumer finance operations, which includes the operations of AGF and AIG Bank, decreased by $311 million or 81 percent from the same period of 2006. Pursuant to the terms of the Supervisory Agreement, as discussed above, charges of $178 million were recorded during the first six months of 2007.
     Additionally, for the first six months of 2007, domestic results were adversely affected by the slower housing market, higher interest rates on most long-term fixed rate loans and evolving changes in the regulatory environment which resulted in lower originations for both investment and held for sale real estate loans. For the first six months of 2007, results from mortgage banking activities included a $36 million increase in the provision for AGF’s warranty reserve compared to the same period in 2006. Although mortgage loan originations declined in the first six months of 2007, the softening of home price appreciation (reducing the equity customers may be able to extract from their homes by refinancing) and higher mortgage loan interest rates contributed to an increase in non-real estate loans of 12 percent at June 30, 2007 compared to June 30, 2006. Retail sales finance receivables also increased 22 percent compared to June 30, 2006 due to increased marketing efforts and customer demand. AGF’s results for the first six months of 2007 also included $65 million from a favorable out of court settlement.
     The credit quality of AGF’s finance receivables during the first six months of 2007 remained stable. Its net charge-off ratio increased to 1.00 percent compared to 0.87 percent in the same period in 2006, which reflected $6 million of non-recurring recoveries that were recorded in the first quarter of 2006. AGF’s delinquency ratio remained relatively low, although it increased by 43 basis points to 2.18 percent at June 30, 2007 compared to June 30, 2006. AGF’s allowance for finance receivables losses as a percentage of outstanding receivables was 2.04 percent at June 30, 2007 compared to 2.07 percent at June 30, 2006. The allowance for finance receivables losses includes an allowance for catastrophe-related losses relating to hurricane Katrina of $11 million at June 30, 2007 compared to $54 million at June 30, 2006.
     AGF’s interest expense increased by $64 million or 11 percent as both its short-term and long-term borrowing rates increased in the first six months of 2007 compared to the same period of 2006. Its short-term borrowing rates

American International Group, Inc. and Subsidiaries
averaged 5.40 percent in the first six months of 2007 compared to 4.85 percent in the same period of 2006, while long-term borrowing rates averaged 5.19 percent in the first six months of 2007 compared to 4.89 percent in the first six months of 2006.
     For the first six months of 2007, domestic consumer finance revenues and operating income also declined from the prior year, partially due to the change in fair value of the derivatives hedging borrowings which did not qualify for hedge accounting treatment under FAS 133 during either period. During the first six months of 2007, AGF recorded a net loss of $19 million on such derivatives, including the related foreign exchange losses, compared to a net gain of $4 million for the same period in 2006. Commencing in the second quarter of 2007, AGF began applying hedge accounting.
     Revenues from the foreign consumer finance operations increased by 22 percent in the first six months of 2007 compared to the same period of 2006. Loan growth, particularly in Poland and Argentina, was the primary driver behind the higher revenues. Operating income in the first six months of 2006 reflects AIGCFG’s $44 million share of the allowance for losses related to industry-wide credit deterioration in the Taiwan credit card market.
Asset Management Operations
AIG’s Asset Management operations comprise a wide variety of investment-related services and investment products. Such services and products are offered to individuals and institutions both domestically and overseas, and are primarily comprised of Spread-Based Investment Businesses, Institutional Asset Management and Brokerage Services and Mutual Funds.
     The revenues and operating income for this segment are affected by the general conditions in the equity and credit markets. In addition, net realized gains and performance fees are contingent upon various fund closings, maturity levels and market conditions.
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
Institutional Asset Management
AIG’s Institutional Asset Management business provides an array of investment products and services globally to institutional investors, AIG subsidiaries and affiliates and high net worth investors. These products and services include traditional equity and fixed income investment management and a full range of alternative asset classes. Delivery of AIG’s Institutional Asset Management products and services is accomplished via a global network of operating subsidiaries comprising AIG Global Asset Management Holdings Corp. and its subsidiaries and affiliated companies (collectively, AIG Investments). The primary operating entities within this group are AIG Global Investment Corp., AIG Global Real Estate Investment Corp. and AIG Private Bank. AIG Private Bank offers banking, trading and investment management services to private client and high net worth individuals and institutions globally.
     Within the alternative investment asset class, AIG Investments offers hedge and private equity fund-of-funds, direct investments and distressed debt investments. Within the structured fixed income and equity product asset class, AIG Investments offers various forms of structured and credit linked notes, various forms of collateralized debt obligations and other investment strategies aimed at achieving superior returns or capital preservation. In addition, Institutional Asset Management’s product offerings include various forms of principal protected and liability management structures.
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

American International Group, Inc. and Subsidiaries
Asset Management Results
Asset Management results were as follows:

	Three Months			Six Months
	Ended June 30,		Percentage	Ended June 30,		Percentage
			Increase/			Increase/
(in millions)	2007	2006	(Decrease)	2007	2006	(Decrease)

Revenues:
Spread-Based Investment Business	$734	$697	5%	$1,749	$1,372	27%
Institutional Asset Management	1,077	666	62	1,745	992	76
Brokerage Services and Mutual Funds	82	73	12	160	146	10
Other	96	79	22	243	144	69

Total	$1,989	$1,515	31%	$3,897	$2,654	47%

Operating income:
Spread-Based Investment Business	$244	$216	13%	$735	$423	74%
Institutional Asset Management*	770	473	63	1,103	631	75
Brokerage Services and Mutual Funds	21	21	–	47	44	7
Other	93	75	24	237	136	74

Total	$1,128	$785	44%	$2,122	$1,234	72%

*	Includes a total of $223 million and $270 million for the three-month periods ended June 30, 2007 and 2006, respectively, and $451 million and $366 million for the six-month periods ended June 30, 2007 and 2006, respectively, of income from certain AIG managed partnerships, private equity and real estate funds that are consolidated. Such income is offset in minority interest expense, which is not a component of operating income, on the consolidated statement of income.
Asset Management operating income increased in the three-month period ended June 30, 2007 compared to the same period in 2006 primarily due to higher investment gains, including a gain of $398 million from the sale of a portion of AIG’s investment in Blackstone Group, LP in connection with its initial public offering. Asset Management operating income increased in the six-month period ended June 30, 2007 compared to the same period in 2006 due to the aforementioned investment gains as well as growth in both the Spread-Based Investment business and the Institutional Asset Management business. Gains and losses arising from the consolidation of certain partnerships, private equity investments and real estate funds are included in operating income, but are offset in minority interest expense, which is not a component of operating income.
     Beginning in the first quarter of 2007, net realized capital gains and losses, including derivative gains and losses and foreign exchange transaction gains and losses, which were previously reported as part of AIG’s Other category, are now included in Asset Management revenues and operating income. For the three and six-month periods of 2007, the amount included in both Asset Management revenues and operating income was a gain of $352 million and $332 million, respectively. The three and six-month periods of 2006 reflected losses of $8 million and $3 million, respectively. All prior periods have been revised to conform to the current presentation.
Quarterly Spread-Based Investment Business Results
Operating income related to the Spread-Based Investment business increased in the three months ended June 30, 2007 compared to the same period in 2006 due to an increase in partnership income associated with the Domestic GIC program and higher income from hedge funds and private equity partnerships. Partnership income is primarily derived from alternative investments and is affected by performance in the equity markets. Thus, revenues, operating income and cash flows attributable to GICs will vary from reporting period to reporting period.
     Offsetting this growth in operating income was the continued runoff of GIC balances. A significant portion of the remaining GIC portfolio consists of floating rate obligations. AIG has entered into hedges to manage against increases in short-term interest rates. AIG believes these hedges are economically effective, but they did not qualify for hedge accounting treatment under FAS 133. Income or loss from these hedges are classified as net realized capital gains or losses in the Asset Management segment results.
The following table illustrates the anticipated runoff of the domestic GIC portfolio at June 30, 2007:

	Less Than	1-3	3+-5	Over Five
(in billions)	One Year	Years	Years	Years	Total

Domestic GICs	$3,879	$12,944	$2,721	$6,663	$26,207

     MIP operating income, which is reported in the Spread-Based Investment business, declined during the three months ended June 30, 2007 compared to the same period of 2006 primarily due to foreign exchange losses on foreign-denominated debt that, while economically hedged, did not qualify for hedge accounting treatment under FAS 133, including a $36 million out of period loss recorded in the second quarter of 2007.
     During 2005, the MIP replaced the GIC program as AIG’s principal institutional spread-based investment activity. AIG does not expect that income growth in the MIP will offset the runoff in the GIC portfolio for the foreseeable future because the asset mix under the MIP does not include

American International Group, Inc. and Subsidiaries
the alternative investments utilized in the GIC program. Commencing with transactions initiated in the first quarter of 2007, AIG applied hedge accounting for certain derivative transactions related to the MIP.
Year-to-date Spread-Based Investment Business Results
Operating income related to the Spread-Based Investment business increased in the first six months of 2007 compared to the same period of 2006 due to a significant increase in partnership income associated with the Domestic GIC program and increased returns from hedge funds and private equity partnerships. Partnership income in the first six months of 2007 included a distribution from a single partnership of $164 million, which became available after a five-year restriction on capital withdrawals.
     MIP operating income grew in the first six months of 2007 compared to the same period of 2006, reflecting increased issuance activity. Through June 30, 2007, AIG has issued the equivalent of $6.3 billion of securities to fund the MIP in the Euromarkets and the U.S. public and private markets.
     In order to better align financial reporting with the manner in which AIG’s chief operating decision makers have managed their businesses, commencing in the first quarter of 2007, revenues and operating income related to foreign investment contracts, which were historically reported as a component of the Spread-Based Investment business, are now being reported in the Life Insurance & Retirement Services segment. All prior periods have been revised to conform to the current presentation.
Quarterly Institutional Asset Management Results
Operating income for Institutional Asset Management increased in the three months ended June 30, 2007 compared to the same period of 2006, reflecting the $398 million gain from the sale of a portion of AIG’s investment in Blackstone Group, LP in connection with its initial public offering. Operating income for the three months ended June 30, 2007 was negatively affected by a decline in net realized capital gains related to real estate investments, as well as carried interest on private equity investments, which were particularly strong during the same period of 2006. Also negatively affecting operating income was a decrease in carried interest, which was driven by lower valuations of portfolio investments and is generally associated with performance in the equity markets, and lower gains on certain consolidated investments and partnerships. These gains are offset in minority interest expense, which is not a component of operating income, on the Consolidated Statement of Income.
Year-to-date Institutional Asset Management Results
Operating income for Institutional Asset Management increased in the first six months of 2007 compared to the same period of 2006 reflecting the $398 million gain from the sale of a portion of AIG’s investment in Blackstone Group, LP in connection with its initial public offering and increased carried interest driven by higher valuations of portfolio investments which are generally associated with improved performance in the equity markets. Operating income also reflects higher gains on certain consolidated investments and partnerships; however, these gains are offset in minority interest expense. Partly offsetting these gains was a decrease in net realized capital gains related to real estate investments as well as increased expenses resulting from investment in sales and infrastructure enhancements.
     AIG’s unaffiliated client assets under management, including retail mutual funds and institutional accounts, increased 15 percent to $86.5 billion from December 31, 2006 to June 30, 2007, contributing to growth in its base management fees. Additionally, AIG Investments successfully launched several new private equity and real estate funds in the first half of 2007, which provide both a base management fee and the opportunity for future performance fees.
     While unaffiliated client assets under management and the resulting management fees continue to increase, the growth in operating income has trailed the growth in revenues due to higher fund-related expenses as well as sales and infrastructure enhancements. The fund-related expenses are associated with investments acquired and held in anticipation of future fund launches. It is anticipated that these expenses will be recovered from fund entities in future periods. The sales and infrastructure enhancements are associated with AIG’s planned expansion of marketing and distribution capabilities, combined with technology and operational infrastructure-related improvements.
Other Operations
The operating loss of AIG’s Other category was as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

(in millions)	2007	2006	2007	2006

Other operating income (loss):
Equity earnings in unconsolidated entities	$50	$111	$91	$130
Interest expense	(302)	(223)	(554)	(406)
Unallocated corporate expenses	(200)	(64)	(362)	(248)
Compensation expense – SICO Plans	(10)	(14)	(20)	(90)
Compensation expense – Starr tender offer	–	–	–	(54)
Net realized capital gains (losses)	22	(49)	(27)	(54)
Other miscellaneous, net	(20)	(19)	(58)	(45)

Total Other	$(460)	$(258)	$(930)	$(767)

American International Group, Inc. and Subsidiaries
The operating loss of AIG’s Other category increased in the second quarter and first six months of 2007 compared to the comparable periods in 2006, reflecting higher interest expenses resulting from increased borrowings in the parent company, higher unallocated corporate expenses primarily resulting from ongoing efforts to improve internal controls, an increase in a provision for certain foreign payroll tax obligations to $60 million, higher incentive plan costs and lower income from unconsolidated entities.
     Operating loss for the first six months of 2006 included an out of period charge of $61 million related to the SICO Plans and a one-time charge related to the Starr tender offer of $54 million.
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
Capital Resources and Liquidity
At June 30, 2007, AIG had total consolidated shareholders’ equity of $104.3 billion and total consolidated borrowings of $165.3 billion. At that date, $148.1 billion of such borrowings were not guaranteed by AIG, were matched borrowings by AIG or AIGFP, or represented junior subordinated debt or liabilities connected to trust preferred stock.
Borrowings
At June 30, 2007, AIG’s net borrowings were $17.2 billion, excluding amounts that were matched borrowings by AIG and AIGFP, amounts not guaranteed by AIG, junior subordinated debt and liabilities connected to trust preferred stock.
The following table summarizes borrowings outstanding:

	June 30,	December 31,
(in millions)	2007	2006

AIG’s net borrowings	$17,225	$17,126
Junior subordinated debt	4,585	–
Liabilities connected to trust preferred stock	1,440	1,440
MIP matched notes and bonds payable	11,756	5,468
Series AIGFP matched notes and bonds payable	371	72
AIGFP
GIAs	19,451	20,664
Matched notes and bonds payable	38,626	35,776
Hybrid financial instrument liabilities*	8,155	8,856
Borrowings not guaranteed by AIG	63,693	59,277
Eliminations	8	–

Total	$165,310	$148,679

*	Represents structured notes issued by AIGFP that are accounted for using the fair value option.
Borrowings issued or guaranteed by AIG and subsidiary borrowings not guaranteed by AIG were as follows:

	June 30,	December 31,
(in millions)	2007	2006

AIG borrowings:
Notes and bonds payable	$9,742	$8,915
Junior subordinated debt	4,585	–
Loans and mortgages payable	178	841
MIP matched notes and bonds payable	11,756	5,468
Series AIGFP matched notes and bonds payable	371	72

Total AIG Borrowings	26,632	15,296

Borrowings guaranteed by AIG:
AIGFP
GIAs	19,451	20,664
Notes and bonds payable	40,666	37,528
Hybrid financial instrument liabilities(a)	8,155	8,856

Total	68,272	67,048

AIG Funding, Inc. commercial paper	4,468	4,821

AGC Notes and bonds payable	797	797

Liabilities connected to trust preferred stock	1,440	1,440

Total borrowings issued or guaranteed by AIG	101,609	89,402

Borrowings not guaranteed by AIG:
ILFC
Commercial paper	4,177	2,747
Junior subordinated debt	999	999
Notes and bonds payable(b)	26,951	25,592

Total	32,127	29,338

American International Group, Inc. and Subsidiaries

	June 30,	December 31,
(in millions)	2007	2006

AGF
Commercial paper	4,683	4,328
Junior subordinated debt	346	–
Notes and bonds payable	19,032	19,595

Total	24,061	23,923

AIGCFG
Commercial paper	290	227
Loans and mortgages payable	1,506	1,453

Total	1,796	1,680

AIG Finance Taiwan Limited commercial paper	27	26

Other Subsidiaries	741	672

Borrowings of consolidated investments:
A.I. Credit	880	880
AIG Investments	1,145	193
AIG Global Real Estate Investment	2,712	2,307
AIG SunAmerica	195	203
ALICO	9	55

Total	4,941	3,638

Total borrowings not guaranteed by AIG	63,693	59,277

Eliminations	8	–
Total Debt	$165,310	$148,679

(a)	Represents structured notes issued by AIGFP that are accounted for using the fair value option.
(b)	Includes borrowings under Export Credit Facility of $2.8 billion at June 30, 2007 and $2.7 billion at December 31, 2006.
The debt activity, excluding commercial paper of $13.65 billion and borrowings of consolidated investments of $4.94 billion, for the six months ended June 30, 2007 was as follows:

(in millions)

	Balance at		Maturities	Effect of		Balance at
	December 31,		and	Foreign	Other	June 30,
	2006	Issuances	Repayments	Exchange	Changes	2007

AIG
Notes and bonds payable	$8,915	$850	$(65)	$38	$4	$9,742
Junior subordinated debt	–	4,490	–	95	–	4,585
Loans and mortgages payable	841	46	(714)	5	–	178
MIP matched notes and bonds payable	5,468	6,320	–	9	(41)	11,756
Series AIGFP matched notes and bonds payable	72	298	–	–	1	371

AIGFP
GIAs	20,664	4,186	(4,655)	–	(744)	19,451
Notes and bonds payable and hybrid financial instrument liabilities	46,384	24,763	(21,598)	104	(832)	48,821

AGC notes and bonds payable	797	–	–	–	–	797
Liabilities connected to trust preferred stock	1,440	–	–	–	–	1,440
ILFC notes and bonds payable	25,592	3,399	(2,170)	123	7	26,951
ILFC junior subordinated debt	999	–	–	–	–	999
AGF notes and bonds payable	19,595	1,718	(2,796)	75	440	19,032
AGF junior subordinated debt	–	346	–	–	–	346
AIGCFG loans and mortgages payable	1,453	1,945	(1,917)	25	–	1,506
Other subsidiaries	672	154	(168)	(4)	87	741
Eliminations	–	–	–	28	(20)	8

Total	$132,892	$48,515	$(34,083)	$498	$(1,098)	$146,724

AIG (Parent Company)
AIG intends to continue its customary practice of issuing debt securities from time to time to meet its financing needs and those of certain of its subsidiaries for general corporate purposes, as well as for the MIP. As of June 30, 2007, AIG had up to $16.6 billion of debt securities, preferred and common stock and other securities registered and available for issuance under its universal shelf registration statement. In July 2007, AIG’s new universal shelf registration statement was declared effective. The new registration statement includes the securities registered on its existing shelf registration statement and results in AIG having up to $22 billion of debt securities, preferred stock and other securities, including up to $16.5 billion of common stock, registered and available for issuance from time to time.
     AIG maintains a medium term note program under its shelf registration statement. As of June 30, 2007, approximately $4.1 billion principal amount of notes were outstanding under the medium term note program, of which $749 million was used for AIG’s general corporate purposes, $371 million was used by AIGFP and $2.9 billion was used to fund the MIP. The maturity dates of these notes range from 2008 to 2052. To the extent deemed appropriate, AIG may enter into swap transactions to manage its effective borrowing rates with respect to these notes. In connection with AIG’s new universal shelf registration statement, in July 2007, AIG increased the size of its medium term note program, allowing AIG to issue from time to time up to $22 billion of its registered debt securities in the form of medium term notes.

American International Group, Inc. and Subsidiaries
     AIG also maintains a Euro medium term note program under which, as of June 30, 2007, an aggregate nominal amount of up to $10.0 billion of notes may be outstanding at any one time. As of June 30, 2007, the equivalent of $9.4 billion of notes were outstanding under the program, of which $7.4 billion were used to fund the MIP and the remainder was used for AIG’s general corporate purposes. The aggregate amount outstanding includes $284 million resulting from foreign exchange translation into U.S. dollars, of which $198 million relates to notes issued by AIG for general corporate purposes and $86 million relates to notes issued to fund the MIP.
     During the first six months of 2007, AIG issued in Rule 144A offerings an aggregate of $1.5 billion principal amount of senior notes, of which $650 million was used to fund the MIP and $850 million was used for AIG’s general corporate purposes.
     AIG maintains a shelf registration statement in Japan, providing for the issuance of up to Japanese Yen 300 billion principal amount of senior notes, of which the equivalent of $400 million was outstanding as of June 30, 2007, the proceeds of which were used for AIG’s general corporate purposes. AIG also maintains an Australian dollar debt program under which senior notes with an aggregate principal amount of up to 5 billion Australian dollars may be outstanding at any one time. Although as of June 30, 2007 there were no outstanding notes under the Australian program, AIG intends to use the program opportunistically to fund the MIP or for AIG’s general corporate purposes.
     In June 2007, AIG issued $750 million of 6.45 percent Series A-4 junior subordinated debentures (Series A-4 Debentures), the proceeds of which were used for general corporate purposes, including the repurchase of shares of AIG common stock. Subject to the Replacement Capital Covenant (RCC) described below, the Series A-4 Debentures are scheduled for repayment in 2047 and have a final maturity in 2077. The Series A-4 Debentures are redeemable by AIG at par beginning in 2012.
     AIG issued three series of junior subordinated debentures in March 2007, which, together with the Series A-4 Debentures, totaled $4.59 billion outstanding as of June 30, 2007. In connection with each Series of junior subordinated debentures, AIG entered into an RCC for the benefit of the holders of AIG’s 6.25 percent notes due 2036. The RCCs provide that AIG will not repay, redeem, or purchase the applicable series of junior subordinated debentures on or before a specified date (which, in the case of the Series A-4 Debentures, is June 15, 2057), unless it has received qualifying proceeds from the sale of replacement capital securities.
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
     AIGFP has a Euro medium term note program under which an aggregate nominal amount of up to $10.0 billion of notes may be outstanding at any one time. As of June 30, 2007, $7.04 billion of notes were outstanding under the program, including $748 million resulting from foreign exchange translation into U.S. dollars. The notes issued under this program are guaranteed by AIG and are included in AIGFP’s Notes and Bonds Payable in the preceding table of borrowings.
AIG Funding
AIG Funding, Inc. (AIG Funding) issues commercial paper that is guaranteed by AIG in order to help fulfill the short-term cash requirements of AIG and its subsidiaries. The issuance of AIG Funding’s commercial paper, including the guarantee by AIG, is subject to the approval of AIG’s Board of Directors or the Finance Committee of the Board if it exceeds certain pre-approved limits.
     As backup for the commercial paper program and for other general corporate purposes, AIG and AIG Funding maintain revolving credit facilities, which, as of June 30, 2007, had an aggregate of $5.4 billion available to be drawn and which are summarized below under Revolving Credit Facilities. In July 2007, AIG and AIG Funding renewed their 364-day syndicated revolving credit facility and increased its size by $500 million to $2.125 billion.
ILFC
ILFC fulfills its short-term cash requirements through operating cash flows and the issuance of commercial paper. The issuance of commercial paper is subject to the approval of ILFC’s Board of Directors and is not guaranteed by AIG. ILFC maintains syndicated revolving credit facilities which,

American International Group, Inc. and Subsidiaries
as of June 30, 2007, totaled $6.5 billion and which are summarized below under Revolving Credit Facilities. These facilities are used as back up for ILFC’s maturing debt and other obligations.
     As a well-known seasoned issuer, ILFC has filed an automatic shelf registration statement with the SEC allowing ILFC immediate access to the U.S. public debt markets. At June 30, 2007, $4.35 billion of debt securities were issued under this registration statement and $5.84 billion were issued under a prior registration statement. In addition, ILFC has a Euro medium term note program for $7.0 billion, under which $4.28 billion in notes were outstanding at June 30, 2007. Notes issued under the Euro medium term note program are included in ILFC notes and bonds payable in the preceding table of borrowings. The foreign exchange adjustment for the foreign currency denominated debt was $855 million at June 30, 2007 and $733 million at December 31, 2006. ILFC has substantially eliminated the currency exposure arising from foreign currency denominated notes by economically hedging the portion of the note exposure not already offset by Euro-denominated operating lease payments.
     ILFC had a $4.3 billion Export Credit Facility for use in connection with the purchase of approximately 75 aircraft delivered through 2001. This facility was guaranteed by various European Export Credit Agencies. The interest rate varies from 5.75 percent to 5.90 percent on these amortizing ten-year borrowings depending on the delivery date of the aircraft. At June 30, 2007, ILFC had $806 million outstanding under this facility. The debt is collateralized by a pledge of the shares of a subsidiary of ILFC, which holds title to the aircraft financed under the facility.
     In May 2004, ILFC entered into a similarly structured Export Credit Facility for up to a maximum of $2.64 billion for Airbus aircraft to be delivered through May 31, 2005. The facility was subsequently increased to $3.64 billion and extended to include aircraft to be delivered through May 31, 2008. The facility becomes available as the various European Export Credit Agencies provide their guarantees for aircraft based on a six-month forward-looking calendar, and the interest rate is determined through a bid process. At June 30, 2007, ILFC had $2.0 billion outstanding under this facility. Borrowings with respect to these facilities are included in ILFC’s notes and bonds payable in the preceding table of borrowings.
     From time to time, ILFC enters into funded financing agreements. As of June 30, 2007, ILFC had a total of $1.1 billion outstanding, which has varying maturities through February 2012. The interest rates are LIBOR-based, with spreads ranging from 0.30 percent to 1.625 percent.
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
AGF
AGF fulfills most of its short-term cash borrowing requirements through the issuance of commercial paper. The issuance of commercial paper is subject to the approval of AGF’s Board of Directors and is not guaranteed by AIG. AGF maintains committed syndicated revolving credit facilities which, as of June 30, 2007, totaled $4.25 billion and which are summarized below under Revolving Credit Facilities. The facilities can be used for general corporate purposes and to provide backup for AGF’s commercial paper programs. In July 2007, AGF resyndicated its 364-day revolving credit facility and increased its size by $500 million to $2.625 billion.
     As of June 30, 2007, notes and bonds aggregating $19.03 billion were outstanding with maturity dates ranging from 2007 to 2031 at interest rates ranging from 1.94 percent to 8.45 percent. To the extent deemed appropriate, AGF may enter into swap transactions to manage its effective borrowing rates with respect to these notes and bonds. As a well-known seasoned issuer, AGF filed an automatic shelf registration statement with the SEC allowing AGF immediate access to the U.S. public debt markets. At June 30, 2007, AGF had the corporate authorization to issue up to $12.2 billion of debt securities under its shelf registration statements.
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
AIGCFG
AIGCFG has a variety of funding mechanisms for its various markets, including retail and wholesale deposits, short-term and long-term bank loans, and intercompany subordinated debt. AIG Credit Card Company (Taiwan), a consumer finance business in Taiwan, and AIG Finance (Thailand) PLC have issued commercial paper for the funding of their respective operations. AIG does not guarantee any

American International Group, Inc. and Subsidiaries
borrowings for AIGCFG businesses, including this commercial paper.
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
As of June 30, 2007 (in millions)

					One-Year
			Available		Term-Out
Facility	Size	Borrower(s)	Amount	Expiration	Option

AIG:
364-Day Syndicated Facility (a)	$1,625	AIG/AIG Funding(b) AIG Capital Corporation(b)	$1,625	July 2007 (a)	Yes
5-Year Syndicated Facility	1,625	AIG/AIG Funding(b) AIG Capital Corporation(b)	1,625	July 2011	No
364-Day Bilateral Facility (c)	3,200	AIG/AIG Funding	154	November 2007	Yes
364-Day Intercompany Facility(d)	2,000	AIG	2,000	October 2007	Yes

Total AIG	$8,450		$5,404

ILFC:
5-Year Syndicated Facility	$2,500	ILFC	$2,500	October 2011	No
5-Year Syndicated Facility	2,000	ILFC	2,000	October 2010	No
5-Year Syndicated Facility	2,000	ILFC	2,000	October 2009	No

Total ILFC	$6,500		$6,500

AGF:
364-Day Syndicated Facility (e)	$2,125	American General Finance Corporation American General Finance, Inc. (f)	$2,125	July 2007 (e)	Yes
5-Year Syndicated Facility	2,125	American General Finance Corporation	2,125	July 2010	No

Total AGF	$4,250		$4,250

(a)	In July 2007, the size of this facility was increased to $2.125 billion and the expiration was extended to July 2008.
(b)	Guaranteed by AIG.
(c)	This facility can be drawn in the form of loans or letters of credit. All drawn amounts shown above are in the form of letters of credit.
(d)	Subsidiaries of AIG are the lenders on this facility.
(e)	In July 2007, the size of this facility was increased to $2.625 billion and the expiration was extended to July 2008.
(f)	American General Finance, Inc. is an eligible borrower for up to $400 million only.

American International Group, Inc. and Subsidiaries
Credit Ratings
The cost and availability of unsecured financing for AIG and its subsidiaries are generally dependent on their short-term and long-term debt ratings. The following table presents the credit ratings of AIG and certain of its subsidiaries as of July 31, 2007. In parentheses, following the initial occurrence in the table of each rating, is an indication of that rating’s relative rank within the agency’s rating categories. That ranking refers only to the generic or major rating category and not to the modifiers appended to the rating by the rating agencies to denote relative position within such generic or major category.

	Short-term Debt			Senior Long-term Debt

	Moody’s	S&P	Fitch	Moody’s(a)	S&P(b)	Fitch(c)

AIG	P-1 (1st of 3)	A-1+ (1st of 6)	F1+ (1st of 5)	Aa2 (2nd of 9)	AA (2nd of 8)	AA (2nd of 9)
AIG Financial Products Corp.(d)	P-1	A-1+	–	Aa2	AA	–
AIG Funding, Inc. (d)	P-1	A-1+	F1+	–	–	–
ILFC	P-1	A-1+	F1(1st of 5)	A1(3rd of 9)	AA-(e) (2nd of 8)	A+(3rd of 9)
American General Finance Corporation	P-1	A-1(1st of 6)	F1	A1	A+ (3rd of 8)	A+
American General Finance, Inc.	P-1	A-1	F1	–	–	A+

(a)	Moody’s Investors Service (Moody’s). Moody’s appends numerical modifiers 1, 2 and 3 to the generic rating categories to show relative position within rating categories.
(b)	Standard & Poor’s, a division of the McGraw-Hill Companies (S&P). S&P ratings may be modified by the addition of a plus or minus sign to show relative standing within the major rating categories.
(c)	Fitch Ratings (Fitch). Fitch ratings may be modified by the addition of a plus or minus sign to show relative standing within the major rating categories.
(d)	AIG guarantees all obligations of AIG Financial Products Corp. and AIG Funding, Inc.
(e)	Negative rating outlook. A negative outlook by S&P indicates that a rating may be lowered, but is not necessarily a precursor of a ratings change. The outlook on all other credit ratings in the table is stable.
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
     It is estimated that, as of the close of business on July 31, 2007, based on AIGFP’s outstanding municipal GIAs and financial derivatives transactions as of such date, a downgrade of AIG’s long-term senior debt ratings to ‘Aa3’ by Moody’s or ‘AA-’ by S&P would permit counterparties to call for approximately $847 million of collateral. Further, additional downgrades could result in requirements for substantial additional collateral, which could have a material effect on how AIGFP manages its liquidity. The actual amount of additional collateral that AIGFP would be required to post to counterparties in the event of such downgrades depends on market conditions, the fair value of the outstanding affected transactions and other factors prevailing at the time of the downgrade. Additional obligations to post collateral would increase the demand on AIGFP’s liquidity.

American International Group, Inc. and Subsidiaries
Contractual Obligations and Other Commercial Commitments
The maturity schedule of AIG’s contractual obligations at June 30, 2007 was as follows:

		Payments due by Period

		Less
	Total	Than	1-3	3+-5	Over Five
(in millions)	Payments	One Year	Years	Years	Years

Borrowings(a)	$146,724	$38,307	$32,060	$34,714	$41,643
Interest payments on borrowings	84,018	6,164	10,668	7,338	59,848
Loss reserves(b)	82,209	22,607	25,075	11,920	22,607
Insurance and investment contract liabilities(c)	606,340	27,737	35,180	41,227	502,196
GIC liabilities(d)	32,619	5,235	14,175	3,659	9,550
Aircraft purchase commitments	20,928	890	6,765	2,445	10,828

Total	$972,838	$100,940	$123,923	$101,303	$646,672

(a)	Excludes commercial paper and borrowings incurred by consolidated investments and includes hybrid financial instrument liabilities recorded at fair value.
(b)	Represents future loss and loss adjustment expense payments estimated based on historical loss development payment patterns.
(c)	Insurance and investment contract liabilities include various investment-type products with contractually scheduled maturities, including periodic payments of a term certain nature. Insurance and investment contract liabilities also include benefit and claim liabilities, of which a significant portion represents policies and contracts that do not have stated contractual maturity dates and may not result in any future payment obligations. For these policies and contracts (i) AIG is currently not making payments until the occurrence of an insurable event, such as death or disability, (ii) payments are conditional on survivorship, or (iii) payment may occur due to a surrender or other non-scheduled event out of AIG’s control. AIG has made significant assumptions to determine the estimated undiscounted cash flows of these contractual policy benefits, which assumptions include mortality, morbidity, future lapse rates, expenses, investment returns and interest crediting rates, offset by expected future deposits and premium on in-force policies. Due to the significance of the assumptions used, the amounts presented could be materially different from actual required payments. The amounts presented in this table are undiscounted and therefore exceed the future policy benefits and policyholder contract deposits included in the balance sheet.
(d)	Represents guaranteed maturities under GICs.
The maturity schedule of other commercial commitments of AIG and its consolidated subsidiaries at June 30, 2007 was as follows:

		Amount of Commitment Expiration

	Total	Less			Over
	Amounts	Than	1-3	3+-5	Five
(in millions)	Committed	One Year	Years	Years	Years

Letters of credit:
Life Insurance & Retirement Services	$185	$17	$4	$22	$142
Parent Company(a)	753	631	1	121	–
DBG	195	195	–	–	–
Standby letters of credit:
Capital Markets	1,728	1,458	70	40	160
Guarantees:
Life Insurance & Retirement Services(b)	2,148	75	45	537	1,491
Aircraft Leasing	200	–	51	28	121
Asset Management	410	135	73	32	170
General Insurance	40	40	–	–	–
Other commercial commitments(c):
Capital Markets(d)	17,196	4,556	2,448	3,131	7,061
Aircraft Leasing(e)	344	–	–	–	344
Other Financial Services companies	11	8	–	–	3
Life Insurance & Retirement Services(f)	5,502	1,418	1,860	1,278	946
Asset Management(g)	1,616	1,249	234	116	17
General Insurance companies(h)	1,774	607	784	366	17
Parent and other companies	304	139	134	31	–

Total	$32,406	$10,528	$5,704	$5,702	$10,472

(a)	Represents reimbursement obligations under letters of credit issued by commercial banks.
(b)	Primarily AIG SunAmerica construction guarantees connected to affordable housing investments.
(c)	Excludes commitments with respect to pension plans. The annual pension contribution for 2007 is expected to be approximately $95 million for U.S. and non-U.S. plans.
(d)	Primarily liquidity facilities provided in connection with certain municipal swap transactions and collateralized bond obligations.
(e)	Primarily in connection with options to acquire aircraft.
(f)	Primarily AIG SunAmerica commitments to invest in partnerships.
(g)	Includes commitments to invest in limited partnerships, private equity and hedge funds and commitments to purchase and develop real estate in the U.S. and abroad.
(h)	Primarily commitments to invest in limited partnerships.

American International Group, Inc. and Subsidiaries
Shareholders’ Equity
AIG’s consolidated shareholders’ equity increased during the first six months of 2007 as follows:

June 30,
(in millions)	2007

Beginning of year	$101,677
Net income	8,407
Unrealized appreciation (depreciation) of investments, net of tax	(712)
Cumulative translation adjustment, net of tax	(294)
Dividends to shareholders	(949)
Payments advanced to purchase shares	(2,336)
Share repurchase	(1,680)
Other*	217

End of period	$104,330

*	Reflects the effects of employee stock transactions and cumulative effect of accounting changes.
     AIG has in the past reinvested most of its unrestricted earnings in its operations and believes such continued reinvestment in the future will be adequate to meet any foreseeable capital needs. However, AIG may choose from time to time to raise additional funds through the issuance of additional securities.
     In February 2007, AIG’s Board of Directors adopted a new dividend policy, which took effect with the dividend declared in the second quarter of 2007, providing that under ordinary circumstances, AIG’s plan will be to increase its common stock dividend by approximately 20 percent annually. The payment of any dividend, however, is at the discretion of AIG’s Board of Directors, and the future payment of dividends will depend on various factors, including the performance of AIG’s businesses, AIG’s consolidated financial position, results of operations and liquidity and the existence of investment opportunities.
Share Repurchases
From time to time, AIG may buy shares of its common stock for general corporate purposes, including to satisfy its obligations under various employee benefit plans. In February 2007, AIG’s Board of Directors increased AIG’s share repurchase program by authorizing the repurchase of shares with an aggregate purchase price of $8 billion. During March 2007, AIG entered into a $3 billion structured share repurchase arrangement and in May 2007, AIG entered into an additional $1 billion structured share repurchase arrangement. A total of 24,491,961 shares were repurchased during the first six months of 2007. The portion of the payments advanced by AIG under the structured share repurchase arrangements that had not yet been utilized to repurchase shares at June 30, 2007, amounting to $2.34 billion, has been recorded as a component of shareholders’ equity under the caption, Payments advanced to purchase shares. Purchases have continued subsequent to June 30, 2007, with an additional 24,501,510 shares purchased from July 1 through August 6, 2007. All shares repurchased are recorded as treasury stock at cost.
Liquidity
AIG manages liquidity at both the subsidiary and parent company levels. At June 30, 2007, AIG’s consolidated invested assets, primarily held by its subsidiaries, included $29.4 billion in cash and short-term investments. Consolidated net cash provided from operating activities in the first six months of 2007 amounted to $15.1 billion. At the parent company level, liquidity management activities are conducted in a manner to preserve and enhance funding stability, flexibility, and diversity through the full range of potential operating environments and market conditions. AIG’s primary sources of cash flow are dividends and other payments from its regulated and unregulated subsidiaries, as well as issuances of debt securities. Primary uses of cash flow are for debt service, subsidiary funding, shareholder dividend payments and common stock repurchases. Management believes that AIG’s liquid assets, cash provided by operations and access to the capital markets will enable it to meet its anticipated cash requirements, including the funding of increased dividends under AIG’s new dividend policy and repurchases of common stock.
     In the first six months of 2007, AIG parent collected $1.8 billion in dividends and other payments from subsidiaries, principally from DBG companies, issued $5.4 billion of debt securities and retired $765 million of debt, excluding MIP and Series AIGFP debt. AIG parent also advanced $4 billion for structured share repurchase arrangements. AIG parent made interest payments totaling $158 million, made $856 million in capital contributions to subsidiaries, and paid $859 million in dividends to shareholders in the first six months of 2007.
     AIG parent funds its short-term working capital needs through commercial paper issued by AIG Funding. As of June 30, 2007, AIG Funding had $4.5 billion of commercial paper outstanding with an average maturity of 30 days. As additional liquidity, AIG parent and AIG Funding maintain revolving credit facilities that, as of June 30, 2007, had an aggregate of $5.4 billion available to be drawn, which are summarized above under Revolving Credit Facilities.
Invested Assets
AIG’s investment strategy is to invest primarily in high quality securities while maintaining diversification to avoid significant exposure to issuer, industry and/or country concentrations.

American International Group, Inc. and Subsidiaries
The following tables summarize the composition of AIG’s invested assets by segment.

		Life
		Insurance &
	General	Retirement	Financial	Asset
(in millions)	Insurance	Services	Services	Management	Other	Total

June 30, 2007
Fixed maturities:
Bonds available for sale, at fair value	$70,036	$286,825	$1,341	$30,515	$–	$388,717
Bonds held to maturity, at amortized cost	21,388	1	–	–	–	21,389
Bond trading securities, at fair value	–	9,261	–	–	–	9,261
Equity securities:
Common stocks available for sale, at fair value	4,776	11,800	–	690	106	17,372
Common and preferred stocks trading, at fair value	425	17,054	–	–	–	17,479
Preferred stocks available for sale, at fair value	1,853	748	8	–	–	2,609
Mortgage loans on real estate, net of allowance	12	14,513	113	4,063	–	18,701
Policy loans	2	7,564	2	48	(9)	7,607
Collateral and guaranteed loans, net of allowance	3	771	3,382	824	74	5,054
Financial services assets:
Flight equipment primarily under operating leases, net of accumulated depreciation	–	–	42,232	–	–	42,232
Securities available for sale, at fair value	–	–	48,166	–	–	48,166
Trading securities, at fair value	–	–	4,567	–	–	4,567
Spot commodities	–	–	93	–	–	93
Unrealized gain (loss) on swaps, options and forward transactions	–	–	18,439	–	(319)	18,120
Trade receivables	–	–	7,138	–	–	7,138
Securities purchased under agreements to resell, at contract value	–	–	31,595	–	–	31,595
Finance receivables, net of allowance	–	5	30,022	–	–	30,027
Securities lending collateral, at fair value	5,912	58,444	113	16,610	–	81,079
Other invested assets	10,687	17,008	3,843	17,473	876	49,887
Short-term investments, at cost	3,780	17,742	2,030	4,241	(57)	27,736

Total investments and financial services assets as shown on the balance sheet	118,874	441,736	193,084	74,464	671	828,829

Cash	413	630	442	143	7	1,635
Investment income due and accrued	1,369	4,419	22	308	–	6,118
Real estate, net of accumulated depreciation	524	898	25	76	30	1,553

Total invested assets*	$121,180	$447,683	$193,573	$74,991	$708	$838,135

* At June 30, 2007, approximately 68 percent and 32 percent of invested assets were held in domestic and foreign investments, respectively.

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
Investments in Residential Mortgage-Backed Securities and CDOs
As part of its strategy to diversify its investments, AIG invests in various types of securities, including residential mortgage-backed securities (RMBS) and CDOs. At June 30, 2007, AIG’s investment portfolio included such securities with an amortized cost of $98.5 billion and an estimated fair value of $97.9 billion. The gross unrealized gains and gross unrealized losses related to these investments were $134 million and $(747) million, respectively, at June 30, 2007.
     AIG’s insurance operations held investments in RMBS with an estimated fair value of $94 billion at June 30, 2007, or approximately 11 percent of AIG’s total invested assets. In addition, AIGFP held investments totaling $3.6 billion in CDOs which include some level of subprime exposure. AIG’s RMBS investments are predominantly in highly-rated tranches that contain substantial protection features through collateral subordination. At June 30, 2007, approximately 91 percent of these investments were rated AAA and approximately 7 percent were rated AA by one or more of the principal rating agencies. AIG’s investments rated BBB or below totaled approximately $400 million, or less than 1 percent of AIG’s total invested assets at June 30, 2007. As of August 6, 2007, none of AIG’s RMBS with some level of subprime collateral had been downgraded as a result of recent rating agency actions, and a small amount of AIG’s RMBS investments with subprime collateral had been upgraded. AIG currently intends to hold these securities to full recovery and/or full payment of principal and interest, and therefore expects that any mark to market effect will result in only a temporary adjustment to shareholders’ equity.
     AIG’s underwriting practices for investing in RMBS, other asset-backed securities and CDOs takes into consideration the quality of the originator, the manager, the servicer, security credit ratings, underlying characteristics of the mortgages, borrower characteristics, and the level of credit enhancement in the transaction. AIG’s strategy is

American International Group, Inc. and Subsidiaries
typically to invest in securities rated AA or better and create diversification across multiple underlying asset classes.
Other-than-temporary impairments
     As a result of AIG’s periodic evaluation of its securities for other-than-temporary impairments in value, AIG recorded, in net realized capital gains (losses), other-than-temporary impairment pre-tax losses of $417 million and $370 million in the three-month periods ended June 30, 2007 and 2006, respectively, and $884 million and $596 million in the six-month periods ended June 30, 2007 and 2006, respectively.
     AIG no longer intends to hold to recovery certain available-for-sale investments. Approximately 66 percent and 42 percent of the other-than-temporary losses for the three and six-month periods ended June 30, 2007, respectively, relate to changes in interest rates. The balance arises primarily from foreign exchange or issuer-specific events.
     The principal causes of the other-than-temporary impairment losses in the three and six-month periods ended June 30, 2007 were as follows:
Three months ended June 30, 2007

•	Securities which AIG no longer intends to hold until they have fully recovered their carrying value, totaling $277 million.
•	A decline in value of U.S. dollar bonds held by AIG’s Foreign Life operations totaling $92 million, due to the depreciation of the U.S. dollar against the local currency.
•	Issuer-specific events totaling $9 million and equity securities and partnership investments of $31 million in an unrealized loss position for a continuous 12-month period.
Six months ended June 30, 2007

•	Securities which AIG no longer intends to hold until they have fully recovered their carrying value, totaling $371 million.
•	A decline in value of U.S. dollar bonds held by AIG’s Foreign Life operations totaling $304 million, due to the depreciation of the U.S. dollar against the local currency.
•	Issuer-specific events totaling $26 million and equity securities and partnership investments of $147 million in an unrealized loss position for a continuous 12-month period.
     No impairment charge with respect to any one single credit was significant to AIG’s consolidated financial condition or results of operations, and no individual impairment loss exceeded 1.0 percent of consolidated net income for the first six months of 2007.
An aging of the pre-tax unrealized losses of fixed maturity and equity securities, distributed as a percentage of cost relative to unrealized loss (the extent by which the fair value is less than amortized cost or cost), including the number of respective items, was as follows at June 30, 2007:

	Less than or equal			Greater than 20%			Greater than 50%
	to 20% of Cost			to 50% of Cost			of Cost			Total

Aging		Unrealized			Unrealized			Unrealized			Unrealized
(dollars in millions)	Cost(a)	Loss	Items	Cost(a)	Loss	Items	Cost(a)	Loss	Items	Cost(a)	Loss(b)	Items

Investment grade bonds
0-6 months	$115,823	$2,154	15,113	$60	$14	26	$—	$—	—	$115,883	$2,168	15,139
7-12 months	11,966	219	1,216	90	25	7	—	—	—	12,056	244	1,223
>12 months	84,818	3,288	12,661	100	26	20	—	—	—	84,918	3,314	12,681

Total	$212,607	$5,661	28,990	$250	$65	53	$—	$—	—	$212,857	$5,726	29,043

Below investment grade bonds
0-6 months	$5,236	$104	1,470	$—	$—	—	$—	$—	—	$5,236	$104	1,470
7-12 months	444	8	66	—	—	—	—	—	—	444	8	66
>12 months	1,427	88	202	14	3	1	—	—	—	1,441	91	203

Total	$7,107	$200	1,738	$14	$3	1	$—	$—	—	$7,121	$203	1,739

Total bonds
0-6 months	$121,059	$2,258	16,583	$60	$14	26	$—	$—	—	$121,119	$2,272	16,609
7-12 months	12,410	227	1,282	90	25	7	—	—	—	12,500	252	1,289
>12 months	86,245	3,376	12,863	114	29	21	—	—	—	86,359	3,405	12,884

Total	$219,714	$5,861	30,728	$264	$68	54	$—	$—	—	$219,978	$5,929	30,782

Equity securities
0-6 months	$2,389	$94	1,555	$48	$12	80	$3	$2	33	$2,440	$108	1,668
7-12 months	242	12	88	37	10	46	—	—	—	279	22	134
>12 months	—	—	—	—	—		—	—	—	—	—	—

Total	$2,631	$106	1,643	$85	$22	126	$3	$2	33	$2,719	$130	1,802

(a)	For bonds, represents amortized cost.
(b)	The effect on net income of unrealized losses after taxes will be mitigated upon realization because certain realized losses will be charged to participating policyholder accounts, or realization will result in current decreases in the amortization of certain DAC.

American International Group, Inc. and Subsidiaries
     At June 30, 2007, the fair value of AIG’s fixed maturity and equity securities aggregated $505.2 billion. At June 30, 2007, aggregate pre-tax unrealized gains for fixed maturity and equity securities were $18.0 billion ($11.7 billion after tax). At June 30, 2007, the aggregate pre-tax unrealized losses of fixed maturity and equity securities were $6.1 billion ($3.9 billion after tax).
     Additional information about these securities is as follows:

•	These securities are trading, in the aggregate, at approximately 97 percent of their current amortized cost.

•	Less than 1 percent of these securities are trading at a value which is less than 20 percent of its current cost, or amortized cost.

•	Less than 4 percent of the fixed income securities have issuer credit ratings which are below investment grade.
     AIG did not consider these investments to be other-than-temporarily impaired at June 30, 2007, as management has the intent and ability to hold these investments until they fully recover in value.
     At June 30, 2007, unrealized losses for fixed maturity securities and equity securities did not reflect any significant industry concentrations.
The amortized cost of fixed maturity securities available for sale in an unrealized loss position at June 30, 2007, by contractual maturity, is shown below:

Amortized
(in millions)	Cost

Due in one year or less	$6,384
Due after one year through five years	36,213
Due after five years through ten years	84,052
Due after ten years	93,329

Total	$219,978

     For the six months ended June 30, 2007, the pre-tax realized losses incurred with respect to the sale of fixed maturities and equity securities were $598 million. The aggregate fair value of securities sold was $22.2 billion, which was approximately 97 percent of amortized cost. The average period of time that securities sold at a loss during the six months ended June 30, 2007 were trading continuously at a price below book value was approximately seven months.
Risk Management
For a complete discussion of AIG’s risk management program, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2006 Annual Report on Form 10-K.
Insurance, Asset Management and Non-Trading Financial Services VaR
AIG performs one comprehensive Value at Risk (VaR) analysis across all of its non-trading businesses, and a separate VaR analysis for its trading business at AIGFP. The comprehensive VaR is categorized by AIG business segment (General Insurance, Life Insurance & Retirement Services, Financial Services and Asset Management) and also by market risk factor (interest rate, currency and equity).
     AIG calculated the VaR with respect to net fair values as of June 30, 2007 and December 31, 2006. The VaR number represents the maximum potential loss as of those dates that could be incurred with a 95 percent confidence and a one-month holding period.

American International Group, Inc. and Subsidiaries
The following table presents the period-end, average, high and low VaRs on a diversified basis and of each component of market risk for AIG’s non-trading businesses. The diversified VaR is usually smaller than the sum of its components due to correlation effects.

	2007				2006

		Six Months Ended				Year Ended
		June 30,				December 31,
	As of				As of
(in millions)	June 30,	Average	High	Low	December 31,	Average	High	Low

Total AIG Non-Trading Market Risk:
Market risk:
Diversified	$5,168	$5,123	$5,168	$5,073	$5,073	$5,209	$5,783	$4,852
Interest rate	4,625	4,621	4,659	4,577	4,577	4,962	5,765	4,498
Currency	727	699	727	685	686	641	707	509
Equity	2,109	1,979	2,109	1,873	1,873	1,754	1,873	1,650
General Insurance:
Diversified	$1,892	$1,717	$1,892	$1,543	$1,717	$1,697	$1,776	$1,617
Interest rate	1,792	1,601	1,792	1,470	1,541	1,635	1,717	1,541
Currency	218	212	218	205	212	162	212	119
Equity	626	595	626	573	573	551	573	535
Life Insurance & Retirement Services:
Diversified	$4,670	$4,644	$4,688	$4,574	$4,574	$4,672	$5,224	$4,307
Interest rate	4,287	4,437	4,552	4,287	4,471	4,563	5,060	4,229
Currency	625	592	625	568	568	538	592	459
Equity	1,436	1,351	1,436	1,293	1,293	1,228	1,299	1,133
Non-Trading Financial Services:
Diversified	$105	$105	$125	$85	$125	$165	$252	$125
Interest rate	113	105	127	76	127	166	249	127
Currency	12	11	12	11	11	8	11	7
Equity	1	1	1	1	1	1	2	1
Asset Management:
Diversified	$74	$60	$74	$43	$64	$144	$190	$64
Interest rate	72	57	72	37	63	145	192	63
Currency	2	2	3	2	3	4	7	3
Equity	10	10	11	8	8	9	13	8

     Increased equity investment allocation in the Life Insurance & Retirement Services and General Insurance segments, as well as growth in those businesses, contributed to the modest growth in AIG’s total Non-Trading VaR during the first six months of 2007. Interest rate and equity volatilities continued to moderate in many markets.
Capital Markets Trading VaR
AIGFP’s policy is to maintain a conservative market risk profile and minimize risks in interest rates, equities, commodities and foreign exchange. In addition, AIGFP’s primary market exposures in option implied volatilities, correlations and basis risks are closely managed.
     AIGFP’s minimal reliance on market risk driven revenue is reflected in its VaR. Because the market risk with respect to securities available for sale, at market, is substantially hedged, segregation of the financial instruments into trading and other than trading was not deemed necessary.
     AIGFP reports its VaR using a 95 percent confidence interval and a one-day holding period.

American International Group, Inc. and Subsidiaries
The following table presents the period-end, average, high, and low VaRs (based on daily observations) on a diversified basis and of each component of market risk for AIG’s Capital Markets operations. The diversified VaR is usually smaller than the sum of its components due to correlation effects.

	2007				2006

		Six Months Ended				Year Ended
		June 30,				December 31,
	As of				As of
(in millions)	June 30,	Average	High	Low	December 31,	Average	High	Low

Total AIG trading market risk:
Diversified	$5	$5	$7	$4	$4	$4	$7	$3
Interest rate	2	2	3	2	2	2	3	1
Currency	2	1	2	1	1	1	3	1
Equity	2	3	5	2	3	3	4	2
Commodity	3	4	6	2	3	3	4	2

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
     AIG evaluates catastrophic events and assesses the probability of occurrence and magnitude of catastrophic events through the use of industry recognized models, among other techniques. AIG supplements these models by periodically monitoring the exposure risks of AIG’s worldwide General Insurance operations and adjusting such models accordingly. Following is an overview of modeled losses associated with the more significant natural perils, which includes exposures for DBG, Personal Lines, Foreign General (other than Ascot), The Hartford Steam Boiler Inspection and Insurance Company and 21st Century. Transatlantic and Ascot utilize a different model, and their combined results are presented separately below. Significant life and A&H exposures have been added to these results as well. The modeled results assume that all reinsurers fulfill their obligations to AIG in accordance with their terms.
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
     AIG has revised the catastrophe exposure disclosures presented below from that presented in the 2006 Annual Report on Form 10-K to include significant life and A&H exposures to natural perils as well as to update the domestic property exposures to reflect more recent data. The modeled results provided in the table below were based on the aggregate exceedence probability (AEP) losses which represent total property, workers compensation, life, and accident and health losses that may occur in any single year from one or more natural events. The life and A&H data include exposures for United States, Japan, and Taiwan earthquakes. These represent the largest share of life and A&H exposures to earthquake. A&H losses were modeled using December 2006 data, and life losses were modeled using March 2006 data. The updated property exposures were generally modeled with exposure data as of year-end 2006. Lexington commercial lines exposure, which represents the largest share of the modeled losses, was based on data as of April 2007. All reinsurance program structures, including both domestic and international structures, have also been updated. The values provided were based on 100-year return period losses, which have a one percent likelihood of being exceeded in any single year. Thus, the model projects that there is a one percent probability that AIG could incur in any year losses in excess of the modeled amounts for these perils.

American International Group, Inc. and Subsidiaries

				% of Consolidated
		Net of	Net After	Shareholders’ Equity at
(in millions)	Gross	Reinsurance	Income Tax	June 30, 2007

Natural Peril:
Earthquake	$4,970	$2,705	$1,758	1.7%
Tropical Cyclone*	$5,546	$2,980	$1,937	1.9%

*	Includes hurricanes, typhoons and other wind-related events.
     The combined earthquake and tropical cyclone 100-year return period modeled losses for Ascot and Transatlantic together are estimated to be $1.1 billion, on a gross basis, $761 million, net of reinsurance, and $494 million, net after income taxes, or 0.5 percent of total shareholders’ equity at June 30, 2007.
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
     Single event modeled property and workers compensation losses to AIG’s worldwide portfolio of risk for key geographic areas are set forth below. Gross values represent AIG’s liability after the application of policy limits and deductibles, and net values represent losses after reinsurance is applied.

		Net of
(in millions)	Gross	Reinsurance

Natural Peril:
San Francisco Earthquake	$5,562	$3,012
Miami Hurricane	$5,375	$2,651
Northeast Hurricane	$4,755	$2,779
Los Angeles Earthquake	$4,750	$2,614
Gulf Coast Hurricane	$3,553	$1,797
Japanese Earthquake	$843	$366
European Windstorm	$239	$87
Japanese Typhoon	$185	$149

(1)	Lloyd’s Realistic Disaster Scenarios, Scenario Specifications, April 2006.
     The specific international RDS events do not necessarily correspond to AIG’s international property exposures. As a result, AIG runs its own simulations where property statistical return period losses associated with the written exposure specific to AIG provide the basis for monitoring risk.
     Based on these simulations, the 100-year return period loss for Japanese Earthquake is $296 million gross, and $120 million net, the 100-year return period loss for European Windstorm is $269 million gross, and $80 million net, and the 100-year return period loss for Japanese Typhoon is $306 million gross, and $252 million net.
     Recent market conditions in the U.S. property business have supported growth in this line of business. Consequently, gross modeled catastrophe losses have increased. Associated net exposure has been carefully monitored and controlled through the strategic placement of reinsurance.
     ACTUAL RESULTS IN ANY PERIOD ARE LIKELY TO VARY, PERHAPS MATERIALLY, FROM THE MODELED SCENARIOS, AND THE OCCURRENCE OF ONE OR MORE SEVERE EVENTS COULD HAVE A MATERIAL ADVERSE EFFECT ON AIG’S FINANCIAL CONDITION, RESULTS OF OPERATIONS AND LIQUIDITY.

American International Group, Inc. and Subsidiaries

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
Included in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.	Controls and Procedures
In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by AIG’s management, with the participation of AIG’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of AIG’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on its evaluation, and in light of the previously identified material weakness in internal control over financial reporting, as of December 31, 2006, relating to controls over income tax accounting described in the 2006 Annual Report on Form 10-K, AIG’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2007, AIG’s disclosure controls and procedures were ineffective. In addition, there has been no change in AIG’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, AIG’s internal control over financial reporting.

American International Group, Inc. and Subsidiaries
Part II – OTHER INFORMATION

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides information with respect to purchases of AIG Common stock during the three months ended June 30, 2007.

Maximum Number
			Total Number of	of Shares that
			Shares	May Yet Be
		Average	Purchased as	Purchased
	Total	Price	Part of Publicly	Under the Plans
	Number of	Paid per	Announced Plans	or Programs
Period	Shares Purchased(1)	Share	or Programs	at End of Month(2)

April 1 - 30	6,643,052	$65.92	6,643,052
May 1 - 31	—	—	—
June 1 - 30	15,378,410	70.09	15,378,410

Total	22,021,462	$68.84	22,021,462

(1)	Reflects date of delivery. Does not include 8,061 shares delivered or attested to in satisfaction of the exercise price by holders of AIG employee stock options exercised during the three months ended June 30, 2007.
(2)	In February 2007, AIG’s Board of Directors increased AIG’s share repurchase program by authorizing the repurchase of shares with an aggregate purchase price of $8 billion. A balance of $6.30 billion remained for purchases under the program as of June 30, 2007, although $2.34 billion of that amount has been advanced by AIG to purchase shares under the program. The purchase program has no set expiration or termination date.

ITEM 4.	Submission of Matters to a Vote of Security Holders.
At the Annual Meeting of Shareholders held on May 16, 2007, the Shareholders:
(a) Elected fifteen directors as follows:

Nominee	Shares For	Shares Withheld

Marshall A. Cohen	1,863,591,324	479,677,730
Martin S. Feldstein	1,925,930,648	417,338,406
Ellen V. Futter	1,920,091,144	423,177,910
Stephen L. Hammerman	2,316,775,772	26,493,282
Richard C. Holbrooke	1,787,372,289	555,896,765
Fred H. Langhammer	2,303,536,899	39,732,155
George L. Miles, Jr.	2,216,252,110	127,016,944
Morris W. Offit	1,920,016,457	423,252,597
James F. Orr III	2,246,051,541	97,217,513
Virginia M. Rometty	2,306,729,284	36,539,770
Martin J. Sullivan	1,929,344,493	413,924,561
Michael H. Sutton	2,309,868,113	33,400,941
Edmund S.W. Tse	1,929,071,878	414,197,176
Robert B. Willumstad	2,303,916,443	39,352,611
Frank G. Zarb	1,826,711,442	516,557,612

(b) Approved by a vote of 1,778,412,239 shares to 525,833,405 shares, with 39,023,410 abstaining, a proposal to ratify the selection of PricewaterhouseCoopers LLP as the independent registered public accounting firm for 2007.
(c) Approved by a vote of 1,529,091,124 shares to 572,822,919 shares, with 62,808,813 abstaining, and 178,546,198 shares not voting, a proposal to approve the American International Group, Inc. 2007 Stock Incentive Plan.
(d) Rejected by a vote of 554,311,568 shares for and 1,586,624,750 shares against, with 23,818,514 shares abstaining and 178,514,222 shares not voting, a shareholder proposal relating to performance-based stock options.

ITEM 6.	Exhibits
See accompanying Exhibit Index.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN INTERNATIONAL GROUP, INC.
(Registrant)

/s/ Steven J. Bensinger

Steven J. Bensinger
Executive Vice President and Chief Financial Officer

/s/ David L. Herzog

David L. Herzog
Senior Vice President and Comptroller
(Principal Accounting Officer)
Dated: August 8, 2007

EXHIBIT INDEX

Exhibit
Number	Description	Location

10.1	Form of Option Award Agreement under the AIG 2007 Stock Incentive Plan*	Filed herewith.
10.2	Form of Performance RSU Award Agreement under the AIG 2007 Stock Incentive Plan and the AIG Partners Plan*	Filed herewith.
10.3	Form of Time-Vested RSU Award Agreement*	Filed herewith.
10.4	Form of Time-Vested RSU Award Agreement with early retirement provisions*	Filed herewith.
10.5	Form of Non-Employee Director Deferred Stock Units Award Agreement*	Filed herewith.
10.6	Summary of Director compensation*	Filed herewith.
11	Statement re computation of per share earnings	Included in Note (3) of Notes to Consolidated Financial Statements.
12	Statement re computation of ratios	Filed herewith.
31	Rule 13a-14(a)/15d-14(a) Certifications	Filed herewith.
32	Section 1350 Certifications	Filed herewith.

*	These exhibits are management contracts or compensatory plans or arrangements.