Form 10-Q
period 2007-09-30
AMERICAN INTERNATIONAL GROUP INC
filed 2007-11-07
CIK 5272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Large accelerated filer    ☑                       Accelerated filer    ☐                       Non-accelerated filer    ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐         No    ☑
     As of October 31, 2007, there were 2,536,238,141 shares outstanding of the registrant’s common stock.

American International Group, Inc. and Subsidiaries
Part I – FINANCIAL INFORMATION
ITEM 1. Financial Statements (unaudited)
CONSOLIDATED BALANCE SHEET
(in millions) (unaudited)

	September 30,	December 31,
	2007	2006

Assets:
Investments and financial services assets:
Fixed maturities:
Bonds available for sale, at fair value (amortized cost: 2007 – $391,497; 2006 – $377,698) (includes hybrid financial instruments: 2007 – $566; 2006 – $522)	$394,810	$387,391
Bonds held to maturity, at amortized cost (fair value: 2007 – $22,053; 2006 – $22,154)	21,576	21,437
Bond trading securities, at fair value (cost: 2007 – $9,604; 2006 – $10,292)	9,459	10,314
Equity securities:
Common stocks available for sale, at fair value (cost: 2007 – $12,852; 2006 – $10,662)	18,649	13,256
Common and preferred stocks trading, at fair value (cost: 2007 – $17,269; 2006 – $13,079)	19,219	14,855
Preferred stocks available for sale, at fair value (cost: 2007 – $2,620; 2006 – $2,485)	2,606	2,539
Mortgage loans on real estate, net of allowance (2007 – $52; 2006 – $55)	18,854	17,067
Policy loans	7,822	7,501
Collateral and guaranteed loans, net of allowance (2007 – $4; 2006 – $9)	4,385	3,850
Financial services assets:
Flight equipment primarily under operating leases, net of accumulated depreciation (2007 – $10,105; 2006 – $8,835)	41,804	39,875
Securities available for sale, at fair value (cost: 2007 – $46,892; 2006 – $45,912)	47,805	47,205
Trading securities, at fair value	4,874	5,031
Spot commodities	115	220
Unrealized gain on swaps, options and forward transactions	18,608	19,252
Trade receivables	6,548	4,317
Securities purchased under agreements to resell, at contract value	37,189	30,291
Finance receivables, net of allowance (2007 – $775; 2006 – $737) (includes finance receivables held for sale: 2007 – $406; 2006 – $1,124)	30,640	29,573
Securities lending collateral, at fair value (cost: 2007 – $87,956; 2006 – $69,306)	86,108	69,306
Other invested assets	51,783	42,111
Short-term investments, at cost (approximates fair value)	38,998	27,483

Total investments and financial services assets	861,852	792,874
Cash	2,249	1,590
Investment income due and accrued	6,635	6,091
Premiums and insurance balances receivable, net of allowance (2007 – $746; 2006 – $756)	18,199	17,789
Reinsurance assets, net of allowance (2007 – $658; 2006 – $536)	23,426	23,355
Deferred policy acquisition costs	40,878	37,235
Investments in partially owned companies	1,277	1,101
Real estate and other fixed assets, net of accumulated depreciation (2007 – $5,807; 2006 – $5,525)	6,093	4,381
Separate and variable accounts	78,701	70,277
Goodwill	8,909	8,628
Other assets	23,886	16,089

Total assets	$1,072,105	$979,410

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEET (continued)
(in millions, except share data) (unaudited)

	September 30,	December 31,
	2007	2006

Liabilities:
Reserve for losses and loss expenses	$83,608	$79,999
Unearned premiums	27,909	26,271
Future policy benefits for life and accident and health insurance contracts	130,759	122,230
Policyholders’ contract deposits	254,109	248,994
Other policyholders’ funds	8,196	8,281
Commissions, expenses and taxes payable	6,523	5,305
Insurance balances payable	5,304	3,789
Funds held by companies under reinsurance treaties	2,456	2,602
Income taxes payable	9,288	9,546
Financial services liabilities:
Borrowings under obligations of guaranteed investment agreements	19,495	20,664
Securities sold under agreements to repurchase, at contract value	23,368	19,677
Trade payables	10,137	6,174
Hybrid financial instrument liabilities, at fair value	7,692	8,856
Securities and spot commodities sold but not yet purchased, at market value	4,736	4,076
Unrealized loss on swaps, options and forward transactions	12,512	11,401
Trust deposits and deposits due to banks and other depositors	4,737	5,249
Commercial paper	10,120	8,208
Notes, bonds, loans and mortgages payable	101,747	87,816
Commercial paper and extendible commercial notes	5,845	4,821
Notes, bonds, loans and mortgages payable	25,165	16,874
Junior subordinated debt	4,681	–
Liabilities connected to trust preferred stock	1,440	1,440
Separate and variable accounts	78,701	70,277
Securities lending payable	88,360	70,198
Minority interest	10,395	7,778
Other liabilities (includes hybrid financial instruments: 2007 – $99; 2006 – $111)	30,655	27,016

Total liabilities	967,938	877,542

Preferred shareholders’ equity in subsidiary companies	100	191

Commitments and Contingent Liabilities (See Note 6)
Shareholders’ equity:
Common stock, $2.50 par value; 5,000,000,000 shares authorized; shares issued 2007 and 2006 – 2,751,327,476	6,878	6,878
Additional paid-in capital	2,818	2,590
Payments advanced to purchase shares	(1,275)	–
Retained earnings	94,830	84,996
Accumulated other comprehensive income (loss)	6,194	9,110
Treasury stock, at cost; 2007 – 201,311,212; 2006 – 150,131,273 shares of common stock	(5,378)	(1,897)

Total shareholders’ equity	104,067	101,677

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$1,072,105	$979,410

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF INCOME

(in millions, except per share data) (unaudited)

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2007	2006	2007	2006

Revenues:
Premiums and other considerations	$19,733	$18,890	$58,908	$55,486
Net investment income	6,172	6,463	21,149	18,579
Net realized capital gains (losses)	(864)	(87)	(962)	(132)
Other income	4,795	3,981	12,536	9,446

Total revenues	29,836	29,247	91,631	83,379

Benefits and expenses:
Incurred policy losses and benefits	15,595	14,963	47,962	44,118
Insurance acquisition and other operating expenses	9,362	7,983	26,290	22,926

Total benefits and expenses	24,957	22,946	74,252	67,044

Income before income taxes, minority interest and cumulative effect of an accounting change	4,879	6,301	17,379	16,335

Income taxes	1,463	1,943	4,868	5,066

Income before minority interest and cumulative effect of an accounting change	3,416	4,358	12,511	11,269

Minority interest	(331)	(134)	(1,019)	(694)

Income before cumulative effect of an accounting change	3,085	4,224	11,492	10,575

Cumulative effect of an accounting change, net of tax	–	–	–	34

Net income	$3,085	$4,224	$11,492	$10,609

Earnings per common share:
Basic
Income before cumulative effect of an accounting change	$1.20	$1.62	$4.43	$4.06
Cumulative effect of an accounting change, net of tax	–	–	–	0.01

Net income	$1.20	$1.62	$4.43	$4.07

Diluted
Income before cumulative effect of an accounting change	$1.19	$1.61	$4.40	$4.03
Cumulative effect of an accounting change, net of tax	–	–	–	0.01

Net income	$1.19	$1.61	$4.40	$4.04

Dividends declared per common share	$0.200	$0.165	$0.565	$0.480

Average shares outstanding:
Basic	2,576	2,607	2,596	2,607
Diluted	2,589	2,626	2,609	2,625

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions) (unaudited)

	Nine Months
	Ended September 30,

	2007	2006

Summary:
Net cash provided by operating activities	$27,056	$4,037
Net cash used in investing activities	(65,929)	(52,144)
Net cash provided by financing activities	39,524	47,576
Effect of exchange rate changes on cash	8	59

Change in cash	659	(472)
Cash at beginning of period	1,590	1,897

Cash at end of period	$2,249	$1,425

Cash flows from operating activities:
Net income	$11,492	$10,609

Adjustments to reconcile net income to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in income:
Net gains on sales of securities available for sale and other assets	(1,110)	(407)
Foreign exchange transaction (gains) losses	1,214	845
Net unrealized (gains) losses on non-AIGFP derivative assets and liabilities	(103)	(441)
Equity in income of partially owned companies and other invested assets	(3,336)	(2,655)
Amortization of deferred policy acquisition costs	9,242	8,785
Amortization of premium and discount on securities	491	100
Depreciation expenses, principally flight equipment	2,072	1,743
Provision for finance receivable losses	391	329
Impairment losses	1,413	766
Changes in operating assets and liabilities:
General and life insurance reserves	12,131	10,507
Premiums and insurance balances receivable and payable – net	515	(173)
Reinsurance assets	561	614
Capitalization of deferred policy acquisition costs	(11,897)	(11,949)
Investment income due and accrued	(538)	(486)
Funds held under reinsurance treaties	(166)	(1,732)
Other policyholders’ funds	(85)	(840)
Income taxes payable	707	1,905
Commissions, expenses and taxes payable	1,110	356
Other assets and liabilities – net	2,181	(842)
Bonds, common and preferred stocks trading, at fair value	(2,546)	(5,535)
Trade receivables and payables – net	1,844	(163)
Trading securities, at fair value	158	677
Spot commodities	105	(26)
Net unrealized (gain) loss on swaps, options and forward transactions	2,059	(966)
Securities purchased under agreements to resell	(6,898)	(10,638)
Securities sold under agreements to repurchase	3,686	2,384
Securities and spot commodities sold but not yet purchased, at market value	660	(330)
Finance receivables held for sale – originations and purchases	(4,377)	(7,965)
Sales of finance receivables – held for sale	5,095	7,888
Other, net	985	1,677

Total adjustments	15,564	(6,572)

Net cash provided by operating activities	$27,056	$4,037

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS (continued)

(in millions) (unaudited)

	Nine Months
	Ended September 30,

	2007	2006

Cash flows from investing activities:
Proceeds from (payments for)
Sales and maturities of fixed maturity securities available for sale	$97,068	$86,579
Sales of equity securities available for sale	6,700	9,394
Proceeds from fixed maturity securities held to maturity	175	265
Sales of flight equipment	95	380
Sales or distributions of other invested assets	9,298	11,880
Payments received on mortgage, policy, collateral and guaranteed loans	3,863	3,081
Principal payments received on finance receivables held for investment	9,554	9,131
Purchases of fixed maturity securities available for sale	(110,037)	(106,750)
Purchases of equity securities available for sale	(8,438)	(11,032)
Purchases of fixed maturity securities held to maturity	(154)	(264)
Purchases of flight equipment	(3,925)	(4,860)
Purchases of other invested assets and warehoused investments	(20,677)	(12,865)
Mortgage, policy, collateral and guaranteed loans issued	(6,554)	(5,793)
Finance receivables held for investment – originations and purchases	(11,394)	(9,947)
Change in securities lending collateral	(18,723)	(11,917)
Net additions to real estate, fixed assets, and other assets	(1,004)	(620)
Net change in short-term investments	(11,764)	(8,787)
Net change in non-AIGFP derivative assets and liabilities	(12)	(19)

Net cash used in investing activities	$(65,929)	$(52,144)

Cash flows from financing activities:
Proceeds from (payments for)
Policyholders’ contract deposits	$46,239	$40,226
Policyholders’ contract withdrawals	(43,220)	(31,201)
Change in other deposits	(713)	753
Change in commercial paper	2,526	3,216
Notes, bonds, loans and mortgages payable, and hybrid financial instrument liabilities issued	61,119	40,345
Repayments on notes, bonds, loans and mortgages payable, and hybrid financial instrument liabilities	(42,098)	(16,851)
Issuance of junior subordinated debt	4,490	–
Issuance of guaranteed investment agreements	6,430	9,411
Maturities of guaranteed investment agreements	(7,545)	(9,480)
Change in securities lending payable	18,156	11,855
Issuance of treasury stock	204	94
Payments advanced to purchase shares	(5,000)	–
Acquisition of treasury stock	(16)	(7)
Cash dividends paid to shareholders	(1,372)	(1,209)
Other, net	324	424

Net cash provided by financing activities	$39,524	$47,576

Supplementary disclosure of cash flow information:
Cash paid during the period for:
Interest	$6,190	$4,202
Taxes	$4,044	$3,252
Non-cash financing activities:
Interest credited to policyholder accounts	$7,553	$7,253
Treasury stock acquired using payments advanced to purchase shares	$3,725	–
Non-cash investing activities:
Debt assumed on acquisitions and warehoused investments	$358	$–
Liability related to purchase of additional interest in 21st Century	$759	$–

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(in millions) (unaudited)

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2007	2006	2007	2006

Net income	$3,085	$4,224	$11,492	$10,609

Other comprehensive income (loss):
Unrealized (depreciation) appreciation of investments – net of reclassification adjustments	(3,394)	7,200	(4,246)	(1,133)
Deferred income tax benefit (expense) on above changes	941	(2,562)	1,081	281
Foreign currency translation adjustments	619	(115)	290	955
Deferred income tax benefit (expense) on above changes	(109)	17	(74)	(332)
Net derivative gains arising from cash flow hedging activities – net of reclassification adjustments	(93)	4	(31)	12
Deferred income tax benefit (expense) on above changes	34	(1)	39	(4)
Change in pension and postretirement unrecognized periodic benefit (cost)	17	–	35	(3)
Deferred income tax benefit (expense) on above changes	(8)	–	(10)	1

Other comprehensive income (loss)	(1,993)	4,543	(2,916)	(223)

Comprehensive income (loss)	$1,092	$8,767	$8,576	$10,386

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
Revisions and Reclassifications
In the third quarter of 2007, AIG determined that certain products that were historically reported as separate account assets under Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (SOP 03-1) should have been reported as general account assets. Accordingly, the December 31, 2006 consolidated balance sheet has been revised to transfer $2.4 billion of assets from separate account assets to general account assets, and the same amount of liabilities from separate account liabilities to policyholders’ contract deposits. This revision did not have any effect on consolidated income before income taxes, net income, or shareholders’ equity for any period presented.
     Certain reclassifications and format changes have been made to prior period amounts to conform to the current period presentation.
Out of period adjustments
During the three and nine-month periods ended September 30, 2007, AIG recorded the effects of certain out of period adjustments, which reduced net income by $35 million and $408 million, respectively, and diluted earnings per share by $0.01 per share and $0.16 per share, respectively.
     During the three and nine-month periods ended September 30, 2006, AIG recorded the effects of certain out of period adjustments which increased (decreased) net income by $73 million and $(135) million, respectively, and diluted earnings per share by $0.03 per share and $(0.05) per share, respectively.
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
     As of the date of adoption and after recognizing the effect of the increase in the liability noted above, the total amount of AIG’s unrecognized tax benefit, excluding interest and penalties, was $1.138 billion. Included in this balance are $407 million related to tax positions, the disallowance of which would not

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

1.	Summary of Significant Accounting Policies (continued)
affect the annual effective income tax rate. Accordingly, the amount of unrecognized tax benefit that, if recognized, would favorably affect the effective tax rate is $731 million.
     At September 30, 2007, AIG’s unrecognized tax benefit, excluding interest and penalties, was $1.139 billion, which includes $447 million related to tax positions the disallowance of which would not affect the annual effective income tax rate. Accordingly, the amount of unrecognized tax benefit that, if recognized, would favorably affect the effective tax rate was $692 million.
     Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. At January 1, 2007 and September 30, 2007, AIG had accrued $176 million and $207 million, respectively, for the payment of interest (net of tax benefits) and penalties.
     Neither reserves for uncertain tax positions attributable to prior restatements (including various other remediation-related adjustments) nor the corresponding interest income have been recognized because such amounts are not currently estimable. In addition, certain tax benefits from compensation deductions have not been recognized because of existing uncertainty with respect to documentation supporting these tax benefits.
     AIG continually evaluates proposed adjustments by taxing authorities. At September 30, 2007, such proposed adjustments would not result in a material change to AIG’s consolidated financial condition. However, AIG believes that it is reasonably possible that the balance of the unrecognized tax benefits could decrease by $0 to $100 million within the next twelve months due to settlements or expiration of statutes.
Listed below are the tax years that remain subject to examination by major tax jurisdiction:

Major Tax Jurisdictions	Open Tax Years

United States	1991-2006
Hong Kong	1997-2006
Malaysia	1999-2006
Singapore	1993-2006
Thailand	2001-2006
Taiwan	2000-2006
Japan	2000-2006
United Kingdom	2003-2006
France	2003-2006
Korea	2001-2006

FSP 13-2
On July 13, 2006, the FASB issued FASB Staff Position (FSP) No. 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction” (FSP 13-2). FSP 13-2 addresses how a change or projected change in the timing of cash flows relating to income taxes generated by a leveraged lease transaction affects the accounting for the lease by the lessor, and directs that the tax assumptions be consistent with any FIN 48 uncertain tax position related to the lease. FSP 13-2 is effective for fiscal years beginning after December 15, 2006. Upon adoption, AIG recorded a $50 million decrease in the opening balance of retained earnings, net of tax, as of January 1, 2007 to reflect the cumulative effect of this change in accounting. The adoption of this guidance is not expected to have a material effect on AIG’s results of operations in 2007.
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
SOP 07-1
In June 2007, the AICPA issued Statement of Position No. 07-1 (SOP 07-1), “Clarification of the Scope of the Audit and Accounting Guide ‘Audits of Investment Companies’ and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies.” SOP 07-1 amends the guidance for whether an entity may apply the provisions of the Audit and Accounting Guide, “Audits of Investment Companies” (the Guide). Investment companies that are subject to the Guide must report all investments at fair value regardless of the nature of the investment or the level of ownership. SOP 07-1 also establishes new requirements for whether a parent company can retain specialized investment company accounting in its consolidated financial statements for subsidiaries and equity method investees that are covered by the Guide. At the October 17, 2007 Board

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

1.	Summary of Significant Accounting Policies (continued)
meeting, the FASB decided it would indefinitely defer the effective date of SOP 07-1. AIG understands that a FASB
Staff Position will be issued shortly. AIG is currently monitoring any changes to the existing guidance.

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
The following table summarizes AIG’s operations by major operating segment:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
Operating Segments
(in millions)	2007	2006	2007	2006

Revenues(a):
General Insurance(b)	$12,758	$12,615	$38,589	$36,438
Life Insurance & Retirement Services(b)	12,632	12,542	40,337	37,303
Financial Services(c)(d)	2,785	3,011	7,109	5,923
Asset Management	1,824	993	5,721	3,647
Other	13	215	407	443
Consolidation and eliminations	(176)	(129)	(532)	(375)

Consolidated	$29,836	$29,247	$91,631	$83,379

Operating income (loss)(a):
General Insurance(b)	$2,439	$2,625	$8,511	$7,819
Life Insurance & Retirement Services(b)	1,999	2,472	6,900	7,483
Financial Services(c)(d)	669	1,179	1,008	541
Asset Management	419	211	2,541	1,445
Other(e)	(627)	(186)	(1,557)	(953)
Consolidation and eliminations	(20)	–	(24)	–

Consolidated	$4,879	$6,301	$17,379	$16,335

(a)	Includes gains (losses) from hedging activities that did not qualify for hedge accounting treatment under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133), including the related foreign exchange gains and losses. For the three-month periods ended September 30, 2007 and 2006, respectively, the effect was $(178) million and $165 million in both revenues and operating income. For the nine-month periods ended September 30, 2007 and 2006, respectively, the effect was $(1.06) billion and $(1.13) billion in both revenues and operating income. These amounts result primarily from interest rate and foreign currency derivatives that are hedging investments and borrowings. These gains (losses) for the three and nine-month periods ended September 30, 2007 include out of period charges of $20 million and $346 million, respectively, including a $380 million charge in the nine months ended September 30, 2007 to reverse net gains recognized on transfers of available for sale securities among legal entities consolidated within AIG Financial Products Corp. and AIG Trading Group Inc. and their respective subsidiaries (collectively, AIGFP). The three and nine-month periods ended September 30, 2006 include an out of period gain of $115 million and a charge of $223 million related to the remediation of the material weakness in accounting for certain derivative transactions under FAS 133.
(b)	Includes the effect of out of period adjustments related to the accounting for certain interests in unit investment trusts (UCITS). For the three and nine- month periods ended September 30, 2006, the effect was an increase of $92 million and $472 million, respectively, in both revenues and operating income for General Insurance and an increase of $24 million and $240 million, respectively, in revenues and $24 million and $169 million, respectively, in operating income for Life Insurance & Retirement Services.
(c)	Includes gains (losses) from hedging activities that did not qualify for hedge accounting treatment under FAS 133, including the related foreign exchange gains and losses. For the three-month periods ended September 30, 2007 and 2006, respectively, the effect was $353 million, and $581 million in both revenues and operating income. For the nine-month periods ended September 30, 2007 and 2006, respectively, the effect was $(250) million and $(1.2) billion in both revenues and operating income. These amounts result primarily from interest rate and foreign currency derivatives that are effective economic hedges of investments and borrowings. The three and nine-month periods ended September 30, 2007 include out of period charges of $20 million and $346 million, respectively, as discussed above. The three and nine-month periods ended September 30, 2006 include an out of period gain of $115 million and a charge of $223 million as discussed above. In the first quarter of 2007, AIG began applying hedge accounting for certain transactions, primarily in its Capital Markets operations. In the second quarter of 2007, American General Finance, Inc. (AGF) and International Lease Finance Corporation (ILFC) began applying hedge accounting to most of their derivatives hedging interest rate and foreign exchange risks associated with their floating rate and foreign currency denominated borrowings.
(d)	For the three and nine-month periods ended September 30, 2007, both revenues and operating income include an unrealized market valuation loss of $352 million on AIGFP’s super senior credit default swap portfolio.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

2.	Segment Information (continued)

(e)	Includes AIG parent and other operations which are not required to be reported separately. The following table presents the operating loss for AIG’s Other category:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

(in millions)	2007	2006	2007	2006

Other operating income (loss):
Equity earnings in unconsolidated entities	$37	$48	$128	$178
Interest expense	(315)	(227)	(869)	(633)
Unallocated corporate expenses	(157)	(89)	(519)	(337)
Compensation expense – SICO Plans	(9)	(14)	(29)	(104)
Compensation expense – Starr tender offer	–	–	–	(54)
Net realized capital gains (losses)	(199)	85	(226)	31
Other miscellaneous, net	16	11	(42)	(34)

Total Other	$(627)	$(186)	$(1,557)	$(953)

The following table summarizes AIG’s General Insurance operations by major internal reporting unit:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
General Insurance
(in millions)	2007	2006	2007	2006

Revenues:
Domestic Brokerage Group	$6,736	$7,182	$20,731	$20,330
Transatlantic	1,088	1,004	3,253	3,035
Personal Lines	1,252	1,214	3,688	3,652
Mortgage Guaranty	267	226	772	636
Foreign General*	3,413	2,989	10,150	8,783
Reclassifications and eliminations	2	–	(5)	2

Total General Insurance	$12,758	$12,615	$38,589	$36,438

Operating Income (loss):
Domestic Brokerage Group	$1,829	$1,543	$5,662	$4,322
Transatlantic	189	143	508	427
Personal Lines	28	133	252	352
Mortgage Guaranty	(216)	85	(289)	301
Foreign General*	607	721	2,383	2,415
Reclassifications and eliminations	2	–	(5)	2

Total General Insurance	$2,439	$2,625	$8,511	$7,819

*	Includes the effect of an out of period UCITS adjustment which increased both revenues and operating income by $22 million and $406 million for the three and nine-month periods ended September 30, 2006, respectively.
The following table summarizes AIG’s Life Insurance & Retirement Services operations by major internal reporting unit:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
Life Insurance & Retirement Services
(in millions)	2007	2006	2007	2006

Revenues:
Foreign:
Japan and Other	$4,315	$4,339	$13,948	$12,415
Asia*	4,695	4,109	14,205	12,872
Domestic:
Domestic Life Insurance	2,185	2,259	7,065	6,848
Domestic Retirement Services	1,437	1,835	5,119	5,168

Total Life Insurance & Retirement Services	$12,632	$12,542	$40,337	$37,303

Operating Income:
Foreign:
Japan and Other	$1,030	$993	$2,753	$2,946
Asia*	706	615	1,921	2,087
Domestic:
Domestic Life Insurance	61	261	774	862
Domestic Retirement Services	202	603	1,452	1,588

Total Life Insurance & Retirement Services	$1,999	$2,472	$6,900	$7,483

*	Includes the effect of an out of period UCITS adjustment, which increased revenues by $9 million and $208 million and operating income by $9 million and $137 million, respectively, for the three and nine-month periods ended September 30, 2006, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

2.	Segment Information (continued)
The following table summarizes AIG’s Financial Services operations by major internal reporting unit:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
Financial Services
(in millions)	2007	2006	2007	2006

Revenues:
Aircraft Leasing(a)	$1,237	$950	$3,468	$3,013
Capital Markets(b)(c)	540	1,118	701	30
Consumer Finance(d)(e)	992	901	2,824	2,768
Other, including intercompany adjustments	16	42	116	112

Total Financial Services	$2,785	$3,011	$7,109	$5,923

Operating income (loss):
Aircraft Leasing(a)	$254	$47	$625	$421
Capital Markets(b)(c)	370	965	183	(457)
Consumer Finance(d)(e)	69	151	180	529
Other, including intercompany adjustments	(24)	16	20	48

Total Financial Services	$669	$1,179	$1,008	$541

(a)	Both revenues and operating income include gains (losses) from hedging activities that did not qualify for hedge accounting treatment under FAS 133, including the related foreign exchange gains and losses. For the three-month periods ended September 30, 2007 and 2006, the effect was $(19) million and $(111) million, respectively. For the nine-month periods ended September 30, 2007 and 2006, the effect was $(32) million and $(56) million, respectively. These amounts result primarily from interest rate and foreign currency derivatives that are effective economic hedges of borrowings. In the second quarter of 2007, ILFC began applying hedge accounting to most of its derivatives hedging interest rate and foreign exchange risks associated with its floating rate and foreign currency denominated borrowings.
(b)	Revenues, shown net of interest expense of $1.4 billion and $802 million for the three-month periods ended September 30, 2007 and 2006, respectively, and $3.3 billion and $2.1 billion for the nine-month periods ended September 30, 2007 and 2006, respectively, were primarily from hedged financial positions entered into in connection with counterparty transactions. Both revenues and operating income include gains (losses) from hedging activities that did not qualify for hedge accounting treatment under FAS 133, including the related foreign exchange gains and losses. For the three-month periods ended September 30, 2007 and 2006, the effect was $428 million and $783 million, respectively. For the nine-month periods ended September 30, 2007 and 2006, the effect was $(185) million and $(1.1) billion, respectively. The three and nine-month periods ended September 30, 2007 include out of period charges of $20 million and $346 million, respectively, including a $380 million charge in the nine months ended September 30, 2007 to reverse net gains recognized on transfers of available for sale securities among legal entities consolidated within AIGFP. The three and nine-month periods ended September 30, 2006 include an out of period gain of $115 million and a charge of $223 million, respectively, related to the remediation of the material weakness in accounting for certain derivative transactions under FAS 133. In the first quarter of 2007, AIGFP began applying hedge accounting for certain transactions.

(c)	For the three and nine-month periods ended September 30, 2007, both revenues and operating income include an unrealized market valuation loss of $352 million on AIGFP’s super senior credit default swap portfolio.

(d)	Both revenues and operating income include gains (losses) from hedging activities that did not qualify for hedge accounting treatment under FAS 133, including the related foreign exchange gains and losses. For the three-month periods ended September 30, 2007 and 2006, the effect was $(6) million and $(73) million, respectively. For the nine-month periods ended September 30, 2007 and 2006, the effect was $(21) million and $(65) million, respectively. These amounts result primarily from interest rate and foreign currency derivatives that are effective economic hedges of borrowings. In the second quarter of 2007, AGF began applying hedge accounting to most of its derivatives hedging interest rate and foreign exchange risks associated with its floating rate and foreign currency denominated borrowings.
(e)	The nine-month period ended September 30, 2007 includes a pre-tax charge of $178 million in connection with domestic consumer finance’s mortgage banking activities.

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
The following table presents the computation of basic and diluted EPS:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

(in millions, except per share data)	2007	2006	2007	2006

Numerator for earnings per share:
Income before cumulative effect of an accounting change	$3,085	$4,224	$11,492	$10,575
Cumulative effect of an accounting change, net of tax	–	–	–	34

Net income applicable to common stock for basic EPS	$3,085	$4,224	$11,492	$10,609
Interest on contingently convertible bonds, net of tax (a)	–	2	–	8

Net income applicable to common stock for diluted EPS	$3,085	$4,226	$11,492	$10,617
Cumulative effect of an accounting change, net of tax	–	–	–	(34)

Income before cumulative effect of an accounting change applicable to common stock for diluted EPS	$3,085	$4,226	$11,492	$10,583

Denominator for earnings per share:
Weighted average shares outstanding used in the computation of EPS:
Common stock issued	2,751	2,751	2,751	2,751
Common stock in treasury	(189)	(153)	(168)	(153)
Deferred shares	14	9	13	9

Weighted average shares outstanding – basic	2,576	2,607	2,596	2,607
Incremental shares from potential common stock:
Weighted average number of shares arising from outstanding employee stock plans (treasury stock method) (b)	13	10	13	9
Contingently convertible bonds(a)	–	9	–	9

Weighted average shares outstanding – diluted(b)	2,589	2,626	2,609	2,625

Earnings per share:
Basic:
Income before cumulative effect of an accounting change	$1.20	$1.62	$4.43	$4.06
Cumulative effect of an accounting change, net of tax	–	–	–	0.01

Net income	$1.20	$1.62	$4.43	$4.07

Diluted:
Income before cumulative effect of an accounting change	$1.19	$1.61	$4.40	$4.03
Cumulative effect of an accounting change, net of tax	–	–	–	0.01

Net income	$1.19	$1.61	$4.40	$4.04

(a)	Assumes conversion of contingently convertible bonds due to the adoption of Emerging Issues Task Force Issue No. 04-8 “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share.”
(b)	Certain shares arising from employee stock plans were not included in the computation of diluted earnings per share where the exercise price of the options exceeded the average market price for the period and would have been antidilutive. The number of shares excluded was 7 million and 14 million for the nine-month periods ended September 30, 2007 and 2006, respectively.
Shareholders’ Equity
From time to time, AIG may buy shares of its common stock for general corporate purposes, including to satisfy its obligations under various employee benefit plans. In February 2007, AIG’s Board of Directors increased AIG’s share repurchase program by authorizing the repurchase of shares with an aggregate purchase price of $8 billion. In March 2007, AIG entered into a $3 billion structured share repurchase arrangement and AIG entered into additional $1 billion structured share repurchase arrangements in each of May and September 2007. A total of 55,103,845 shares were repurchased during the first nine months of 2007. The portion of the payments advanced by AIG under the structured share repurchase arrangements that had not yet been utilized to repurchase shares at September 30, 2007, amounting to $1.28 billion, has been recorded as a component of shareholders’ equity under the caption Payments advanced to purchase shares. Purchases have continued subsequent to September 30, 2007, with an additional 13,964,098 shares purchased from October 1 through November 5, 2007. All shares repurchased are recorded as treasury stock at cost.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

3.	Shareholders’ Equity and Earnings Per Share (EPS) (continued)
The quarterly dividend per common share, commencing with the dividend declared in May 2007 and paid on September 21, 2007, was $0.20.
The following table summarizes the changes in retained earnings during the first nine months of 2007:

(in millions)	September 30, 2007

Retained earnings:
Balance at beginning of year	$84,996
Cumulative effect of accounting changes, net of tax	(203)

Adjusted balance, beginning of year	84,793
Net income	11,492
Dividends to shareholders	(1,455)

Balance, end of period	$94,830

4.	Benefits Provided by Starr International Company, Inc. and C.V. Starr & Co., Inc.
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
     In January 2006, C.V. Starr & Co., Inc. (Starr) completed its tender offer to purchase Starr interests from AIG employees. In conjunction with AIG’s adoption of FAS No. 123R “Share-Based Payments” (FAS 123R), Starr is considered to be an “economic interest holder” in AIG. As a result, compensation expense of $54 million was included in the first nine months of 2006 with respect to the Starr tender offer.
     Compensation expense with respect to the SICO Plans aggregated $9 million and $14 million for the three-month periods ended September 30, 2007 and 2006, respectively, and $29 million and $104 million for the nine-month periods ended September 30, 2007 and 2006, respectively. Compensation expense for the first nine months of 2006 included various out of period adjustments totaling $61 million, primarily relating to stock splits and other miscellaneous items for the SICO plans.

5.	Ownership
According to the Schedule 13D filed on March 20, 2007 by Starr, SICO, Edward E. Matthews, Maurice R. Greenberg, the Maurice R. and Corinne P. Greenberg Family Foundation, Inc., the Universal Foundation, Inc., the Maurice R. and Corinne P. Greenberg Joint Tenancy Company, LLC and the C.V. Starr & Co., Inc. Trust, these reporting persons could be deemed to beneficially own 354,987,261 shares of AIG’s common stock at that date. Based on the shares of AIG’s common stock outstanding as of October 31, 2007, this ownership would represent approximately 14 percent of the voting stock of AIG. Although these reporting persons have made filings under Section 16 of the Securities Exchange Act of 1934 (Exchange Act), reporting sales of shares of common stock, no amendment to the Schedule 13D has been filed to report a change in ownership subsequent to March 20, 2007.

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
     Litigation Arising from Insurance Operations – Caremark. AIG and certain of its subsidiaries have been named defendants in two putative class actions in state court in Alabama that arise out of the 1999 settlement of class and derivative litigation involving Caremark Rx, Inc. (Caremark). The plaintiffs in the second-filed action have intervened in the first-filed action, and the second-filed action has been dismissed. An excess policy issued by a subsidiary of AIG with respect to the 1999 litigation was expressly stated to be without limit of liability. In the current actions, plaintiffs allege that the judge approving the 1999 settlement was misled as to the extent of available insurance coverage and would not have approved the settlement had he known of the existence and/or unlimited nature of the excess policy. They further allege that AIG, its subsidiaries, and Caremark are liable for fraud and suppression for misrepresenting and/or concealing the nature and extent of coverage. In their complaint, plaintiffs request compensatory damages for the 1999 class in the amount of $3.2 billion, plus punitive damages. AIG and its subsidiaries deny the allegations of fraud and suppression and have asserted, inter alia, that information concerning the excess policy was publicly disclosed months prior to the approval of the settlement. AIG and its subsidiaries further assert that the current claims are barred by the statute of limitations and that plaintiffs’ assertions that the statute was tolled cannot stand against the public disclosure of the excess coverage. Plaintiffs, in turn, have asserted that the disclosure was insufficient to inform them of the nature of the coverage and did not start the running of the statute of limitations. The trial court is currently considering, under standards mandated by the Alabama Supreme Court, whether a class action can be certified and whether the defendants in the case brought by the intervenors should be dismissed. AIG cannot reasonably estimate either the likelihood of its prevailing in these actions or the potential damages in the event liability is determined.
     Litigation Arising from Insurance Operations – Gunderson. A subsidiary of AIG has been named as a defendant in a putative class action lawsuit in the 14th Judicial District Court for the State of Louisiana. The Gunderson complaint alleges failure to comply with certain provisions of the Louisiana Any Willing Provider Act (the Act) relating to discounts taken by defendants on bills submitted by Louisiana medical providers and hospitals that provided treatment or services to workers compensation claimants and seeks monetary penalties and injunctive relief. On July 20, 2006, the court denied defendants’ motion for summary judgment and granted plaintiffs’ partial motion for summary judgment, holding that the AIG subsidiary was a “group purchaser” and, therefore, potentially subject to liability under the Act. On November 28, 2006, the court issued an order certifying a class of providers and hospitals. In an unrelated action also arising under the Act, a Louisiana appellate court ruled that the district court lacked jurisdiction to adjudicate the claims at issue. In response, defendants in Gunderson filed an exception for lack of subject matter jurisdiction. On January 19, 2007, the court denied the motion, holding that it has jurisdiction over the putative class claims. The AIG subsidiary is appealing the class certification ruling and is seeking an appeal from the jurisdictional ruling. AIG believes that it has meritorious defenses to plaintiffs’ claims and expects that the ultimate resolution of this matter will not have a material adverse effect on AIG’s consolidated financial condition or results of operations for any period.
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
     As a result of these settlements, AIG made payments or placed amounts in escrow in 2006 totaling approximately $1.64 billion, $225 million of which represented fines and penalties. Amounts held in escrow totaling $344 million, including interest thereon, are included in other assets at September 30, 2007. At that date, approximately $326 million of the funds were escrowed for settlement of claims resulting from the underpayment by AIG of its residual market assessments for workers compensation. The National Workers Compensation Reinsurance Pool, on behalf of its participant members, has filed a lawsuit against AIG with respect to the underpayment of such assessments. The National Association of Insurance Commissioners has formed a Settlement Review Working Group directed by the State of Indiana, which has commenced its own investigation into the underreporting of workers compensation premium. In addition, similar lawsuits filed by the Attorney General of the State of Minnesota, the Minnesota Workers Compensation Reinsurance Association and the Minnesota Workers Compensation Insurers Association are pending. AIG cannot currently estimate whether the amount ultimately required to settle these claims will exceed the funds escrowed or otherwise accrued for this purpose.
     The remaining escrowed funds, which amounted to $18 million at September 30, 2007, are set aside for settlements for certain specified AIG policyholders. During the first nine months of 2007, approximately $367 million was paid out from escrow in exchange for releasing AIG and its subsidiaries from any alleged liability relating to, among other things, brokerage practices alleged in the NYAG settlement. Any funds remaining at the end of the escrow period can be used to resolve claims asserted by policyholders relating to such insurance brokerage practices, including those described in Private Litigation below.
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
     Other than as described above, at the current time, AIG cannot predict the outcome of the matters described above, or estimate any potential additional costs related to these matters.
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
order dated December 12, 2006. AIG filed an answer on February 12, 2007, denying plaintiffs’ allegations of wrongdoing and asserting affirmative defenses to plaintiffs’ claims. AIG expects that the ultimate resolution of this matter will not have a material adverse effect on AIG’s consolidated financial condition or results of operations for any period.
     Derivative Actions – Southern District of New York. Between October 25, 2004 and July 14, 2005, seven separate derivative actions were filed in the Southern District of New York, five of which were consolidated into a single action. The New York derivative complaint contains nearly the same types of allegations made in the securities fraud and ERISA actions described above. The named defendants include current and former officers and directors of AIG, as well as Marsh & McLennan Companies, Inc. (Marsh), SICO, Starr, ACE Limited and subsidiaries (ACE), General Reinsurance Corporation, PwC, and certain employees or officers of these entity defendants. Plaintiffs assert claims for breach of fiduciary duty, gross mismanagement, waste of corporate assets, unjust enrichment, insider selling, auditor breach of contract, auditor professional negligence and disgorgement from AIG’s former Chief Executive Officer and Chief Financial Officer of incentive-based compensation and AIG share proceeds under Section 304 of the Sarbanes-Oxley Act, among others. Plaintiffs seek, among other things, compensatory damages, corporate governance reforms, and a voiding of the election of certain AIG directors. AIG’s Board of Directors has appointed a special committee of independent directors (special committee) to review the matters asserted in the operative consolidated derivative complaint. The court has entered an order staying the derivative case in the Southern District of New York pending resolution of the consolidated derivative action in the Delaware Chancery Court (discussed below). The court also has entered an order that termination of certain named defendants from the Delaware derivative action applies to the New York derivative action without further order of the court. On October 17, 2007, plaintiffs and those AIG officer and director defendants against whom the shareholder plaintiffs in the Delaware action are no longer pursuing claims filed a stipulation providing for all claims in the New York action against such defendants to be dismissed with prejudice. Former directors and officers Maurice R. Greenberg and Howard I. Smith have asked the court to refrain from so ordering this stipulation.
     Derivative Actions – Delaware Chancery Court. From October 2004 to April 2005, AIG shareholders filed five derivative complaints in the Delaware Chancery Court. All of these derivative lawsuits have been consolidated into a single action. The amended consolidated complaint named 43 defendants (not including nominal defendant AIG) who, like the New York consolidated derivative litigation, were current and former officers and directors of AIG, as well as other entities and certain of their current and former employees and directors. Earlier in 2007, the Court approved an agreement that AIG be realigned as plaintiff, and, on June 13, 2007, acting on the direction of the special committee, AIG filed an amended complaint against former directors and officers Maurice R. Greenberg and Howard I. Smith, alleging breach of fiduciary duty and indemnification. Also on June 13, 2007, the special committee filed a motion to terminate the litigation as to certain defendants, while taking no action as to others. Defendants Greenberg and Smith filed answers to AIG’s complaint and brought third-party complaints against certain current and former AIG directors and officers, PwC and Regulatory Insurance Services, Inc. Certain defendants have subsequently filed motions to dismiss plaintiffs’ complaint, as well as defendants Greenberg and Smith’s third-party complaints. On September 28, 2007, AIG and the shareholder plaintiffs filed a combined amended complaint in which AIG continued to assert claims against defendants Greenberg and Smith and took no position as to the claims asserted by the shareholder plaintiffs in the remainder of the combined amended complaint. In that pleading, the shareholder plaintiffs are no longer pursuing claims against certain AIG officers and directors. The factual allegations, legal claims and relief sought in the Delaware action are similar to those alleged in the New York derivative actions, except that shareholder plaintiffs in the Delaware derivative action assert claims only under state law. Certain defendants have filed motions to dismiss the shareholder plaintiffs’ claims. The shareholder plaintiffs have moved to sever their claims to a separate action. AIG has joined that motion to the extent that, among other things, the claims brought by AIG against defendants Greenberg and Smith remain for prosecution in the pending action. AIG also has moved to stay discovery in the Delaware derivative action pending the resolution of the claims against AIG in the New York consolidated securities action. That motion, together with the motion to sever, is currently pending before the court.
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
payments made to SICO and its subsidiaries were improper. Under the terms of a stipulation approved by the Court on February 16, 2006, the claims against the outside independent directors were dismissed with prejudice, while the claims against the other directors were dismissed without prejudice. On October 31, 2005, Messrs. Greenberg, Matthews and Smith, SICO and Starr filed motions to dismiss the amended complaint. In an opinion dated June 21, 2006, the Court denied defendants’ motion to dismiss, except with respect to plaintiff’s challenge to payments made to Starr before January 1, 2000. On July 21, 2006, plaintiff filed its second amended complaint, which alleges that, between January 1, 2000 and May 31, 2005, individual defendants breached their duty of loyalty by causing AIG to enter into contracts with Starr and SICO and breached their fiduciary duties by usurping AIG’s corporate opportunity. Starr is charged with aiding and abetting breaches of fiduciary duty and unjust enrichment for its acceptance of the fees. SICO is no longer named as a defendant. On April 20, 2007, the individual defendants and Starr filed a motion seeking leave of the Court to assert a cross-claim against AIG and a third-party complaint against PwC and the directors previously dismissed from the action, as well as certain other AIG officers and employees. On June 13, 2007, the Court denied the individual defendants’ motion to file a third-party complaint, but granted the proposed cross-claim against AIG. On June 27, 2007, Starr filed its cross-claim against AIG, alleging one count that includes contribution, unjust enrichment and setoff. AIG has filed an answer and moved to dismiss Starr’s cross-claim to the extent it seeks affirmative relief, as opposed to a reduction in the judgment amount. Starr has agreed to withdraw its claim for contribution and clarified that it is not seeking any relief on behalf of the individual defendants. AIG’s motion to dismiss Starr’s claim for affirmative relief is currently pending before the Court. Document discovery and depositions are currently ongoing.
     Policyholder Actions. After the NYAG filed its complaint against insurance broker Marsh, policyholders brought multiple federal antitrust and Racketeer Influenced and Corrupt Organizations Act (RICO) class actions in jurisdictions across the nation against insurers and brokers, including AIG and a number of its subsidiaries, alleging that the insurers and brokers engaged in a broad conspiracy to allocate customers, steer business, and rig bids. These actions, including 24 complaints filed in different federal courts naming AIG or an AIG subsidiary as a defendant, were consolidated or will be consolidated by the judicial panel on multi-district litigation and transferred to the United States District Court for the District of New Jersey for coordinated pretrial proceedings. The consolidated actions have proceeded in that court in two parallel actions, In re Insurance Brokerage Antitrust Litigation (the First Commercial Complaint) and In re Employee Benefit Insurance Brokerage Antitrust Litigation (the First Employee Benefits Complaint, and, together with the First Commercial Complaint, the multi-district litigation).
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
     A number of complaints making allegations similar to those in the First Commercial Complaint have been filed against AIG and other defendants in state and federal courts around the country. The defendants have thus far been successful in having the federal actions transferred to the District of New Jersey and consolidated into the multi-district litigation and have petitioned to have a recently filed action transferred to the District of New Jersey for consolidation. The AIG defendants have also sought to have state court actions making similar allegations stayed pending resolution of the multi-district litigation proceeding. In one state court action pending in Florida, the trial court recently decided not to grant an additional stay, but instead to allow the case to proceed. Defendants filed their motions to dismiss, and on September 24, 2007, the court denied the motions with respect to the state antitrust, RICO, and common law claims and granted the motions with respect to both the Florida insurance bad faith claim against AIG (with prejudice) and the punitive damages claim (without prejudice). Discovery in this action is ongoing.
     Plaintiffs filed amended complaints in both In re Insurance Brokerage Antitrust Litigation (the Second Commercial Complaint) and In re Employee Benefit Insurance Brokerage Antitrust Litigation (the Second Employee Benefits Complaint) along with revised particularized statements in both actions on May 22, 2007. The allegations in the Second Commercial Complaint and the Second Employee Benefits Complaint are substantially similar to the allegations in the First Commercial Complaint and First Employee Benefits Complaint, respectively. The complaints also attempt to add several new parties and delete others; the Second Commercial Complaint adds two new plaintiffs and twenty seven new defendants (including three new AIG defendants), and the Second Employee Benefits Complaint adds eight new plaintiffs and nine new defendants (including two new AIG defendants). The defendants filed motions to dismiss the amended complaints and to strike the newly added parties. The Court granted (without leave to amend) defendants’ motions to dismiss the federal antitrust and RICO claims on August 31, 2007 and September 28, 2007, respectively. The Court declined to exercise supplemental jurisdiction over the state law claims in the Second Commercial Complaint and therefore dismissed it in its entirety. The Second Employee Benefits Complaint is still before the Court, pending a decision on defendants’ motion for summary judgment on the ERISA claims.
     On August 24, 2007, the Ohio Attorney General filed a complaint in the Ohio Court of Common Pleas against AIG and a number of its subsidiaries, as well as several other broker and insurer defendants, asserting violation of Ohio’s antitrust laws. The complaint, which is similar to the Second Commercial Complaint, alleges that AIG and the other broker and insurer defendants conspired to allocate customers, divide markets, and restrain competition in commercial lines of casualty insurance sold through the broker defendant. The complaint seeks treble damages on behalf of Ohio public purchasers of commercial casualty insurance, disgorgement on behalf of both public and private purchasers of commercial casualty insurance, as well as a $500 per day penalty for each day of conspiratorial conduct.
     Litigation Relating to 21st Century. Shortly after the announcement in late January 2007 of AIG’s offer to acquire the outstanding shares of 21st Century Insurance Group (21st Century) not already owned by AIG and its subsidiaries, two related class actions were filed in the Superior Court of California, Los Angeles County, against AIG, 21st Century, and the individual members of 21st Century’s Board of Directors, two of whom are current executive officers of AIG. The actions were filed purportedly on behalf of the minority shareholders of 21st Century and assert breaches of fiduciary duty in connection with the AIG proposal. The complaints alleged that the proposed per share price was unfair and sought preliminary and permanent injunctive relief to enjoin the consummation of the proposed transaction. On May 23, 2007, a third action was filed alleging breaches of fiduciary duty by the same defendants based upon their entering into the merger agreement and taking steps to complete the contemplated merger, and seeking injunctive relief comparable to that sought in the first two complaints. All three actions were consolidated under the caption In re 21st Century Shareholder Litigation. On August 14, 2007, the court dismissed the action at the request of the plaintiffs.
     SICO. In July, 2005, SICO filed a complaint against AIG in the Southern District of New York, claiming that AIG had refused to provide SICO access to certain artwork and asked the court to order AIG immediately to release the property to SICO. AIG filed an answer denying SICO’s allegations and setting forth defenses to SICO’s claims. In addition, AIG filed counterclaims asserting breach of contract, unjust en-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

6.	Commitments, Contingencies and Guarantees (continued)
richment, conversion, breach of fiduciary duty, a constructive trust and declaratory judgment, relating to SICO’s breach of its commitment to use its AIG shares only for the benefit of AIG and AIG employees. Fact and expert discovery has been substantially concluded and SICO’s motion for summary judgment is pending.
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
Flight Equipment
At September 30, 2007, ILFC had committed to purchase 245 new aircraft deliverable from 2007 through 2017 at an estimated aggregate purchase price of $21.0 billion. ILFC will be required to find customers for any aircraft acquired, and it must arrange financing for portions of the purchase price of such equipment.
Other Commitments
In the normal course of business, AIG enters into commitments to invest in limited partnerships, private equities, hedge funds and mutual funds and to purchase and develop real estate in the U.S. and abroad. These commitments totaled $5.98 billion at September 30, 2007.
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
     Synthetic Fuel Tax Credits. AIG generates income tax credits as a result of investing in synthetic fuel production. Tax credits generated from the production and sale of synthetic fuel under the Internal Revenue Code are subject to an annual phase-out provision that is based on the average wellhead price of domestic crude oil. The price range within which the tax credits are phased-out was originally established in 1980 and is adjusted annually for inflation. Depending on the price of domestic crude oil for a particular year, all or a portion of the tax credits generated in that year might be eliminated. AIG evaluates the production levels of its synthetic fuel production facilities in light of the risk of phase-out of the associated tax credits. As a result of fluctuating domestic crude oil prices, AIG evaluates and adjusts production levels when appropriate in light of this risk. Recent increases in oil prices have reduced the current estimate of 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

6.	Commitments, Contingencies and Guarantees (continued)
tax credits. Under current legislation, the opportunity to generate additional tax credits from the production and sale of synthetic fuel expires on December 31, 2007.
     Lease Transactions. In June and August, 2007, field agents at the Internal Revenue Service issued Notices of Proposed Adjustment (NOPAs) relating to a series of lease transactions by an AIG subsidiary. In the NOPAs, the field agents asserted that the leasing transactions were “lease-in lease-out” transactions described in Revenue Ruling 2002-69 and proposed adjustments to taxable income of approximately $203 million in the aggregate for the years 1998, 1999, 2001 and 2002.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

7.	Employee Benefits
The following table presents the components of the net periodic benefit costs with respect to pensions and other postretirement benefits:

	Pensions			Postretirement

	Non-U.S.	U.S.		Non-U.S.	U.S.
(in millions)	Plans	Plans	Total	Plans	Plans	Total

Three Months Ended September 30, 2007
Components of net periodic benefit cost:
Service cost	$22	$30	$52	$1	$3	$4
Interest cost	12	45	57	1	3	4
Expected return on assets	(9)	(53)	(62)	–	–	–
Amortization of prior service cost	(2)	(1)	(3)	–
Amortization of net loss	2	9	11	–	–	–
Amortization of initial net obligation	1	–	1	–	–	–
Settlement loss	–	3	3	–	–	–

Net periodic benefit cost	$26	$33	$59	$2	$6	$8

Three Months Ended September 30, 2006
Components of net periodic benefit cost:
Service cost	$18	$32	$50	$1	$1	$2
Interest cost	9	41	50	1	3	4
Expected return on assets	(7)	(48)	(55)	–	–	–
Amortization of prior service cost	(3)	(1)	(4)	–	(2)	(2)
Amortization of transitional liability	1	–	1	–	–	–
Recognized actuarial loss	4	18	22	–	–	–

Net periodic benefit cost	$22	$42	$64	$2	$2	$4

Nine Months Ended September 30, 2007
Components of net periodic benefit cost:
Service cost	$66	$90	$156	$4	$8	$12
Interest cost	36	134	170	2	11	13
Expected return on assets	(27)	(160)	(187)	–	–	–
Amortization of prior service cost	(7)	(2)	(9)	–	(1)	(1)
Amortization of net loss	7	27	34	–	–	–
Amortization of initial net obligation	1	–	1	–	–	–
Settlement loss	1	3	4	–	–	–

Net periodic benefit cost	$77	$92	$169	$6	$18	$24

Nine Months Ended September 30, 2006
Components of net periodic benefit cost:
Service cost	$55	$94	$149	$3	$4	$7
Interest cost	26	122	148	2	8	10
Expected return on assets	(21)	(145)	(166)	–	–	–
Amortization of prior service cost	(7)	(2)	(9)	–	(5)	(5)
Amortization of transitional liability	1	–	1	–	–	–
Recognized actuarial loss	12	56	68	–	–	–

Net periodic benefit cost	$66	$125	$191	$5	$7	$12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

8.	Information Provided in Connection with Outstanding Debt
The following condensed consolidating financial statements are provided in compliance with Regulation S-X of the Securities and Exchange Commission.

•	AIG Life Holdings (US), Inc. (AIGLH), formerly known as American General Corporation, is a holding company and a wholly owned subsidiary of AIG. AIG provides a full and unconditional guarantee of all outstanding debt of AIGLH.

•	AIG Liquidity Corp. is a wholly owned subsidiary of AIG. AIG provides a full and unconditional guarantee of all obligations of AIG Liquidity Corp.

•	AIG Program Funding, Inc. is a wholly owned subsidiary of AIG. AIG provides a full and unconditional guarantee of all obligations of AIG Program Funding, Inc., which was established in 2007.
Condensed Consolidating Balance Sheet

	American
	International		AIG	AIG
	Group, Inc.		Liquidity	Program	Other		Consolidated
(in millions)	(As Guarantor)	AIGLH	Corp.	Funding, Inc.	Subsidiaries	Eliminations	AIG

September 30, 2007
Assets:
Investments and financial services assets	$15,718	$40	$–	$–	$865,584	$(19,490)	$861,852
Cash	25	1	–	–	2,223	–	2,249
Carrying value of subsidiaries and partially owned companies, at equity	118,252	24,378	–	–	11,451	(152,804)	1,277
Other assets	4,693	2,650	–	–	199,420	(36)	206,727

Total assets	$138,688	$27,069	$–	$–	$1,078,678	$(172,330)	$1,072,105

Liabilities:
Insurance liabilities	$48	$–	$–	$–	$518,879	$(63)	$518,864
Debt	28,758	2,136	–	–	163,878	(18,587)	176,185
Other liabilities	5,815	3,191	–	–	264,348	(465)	272,889

Total liabilities	34,621	5,327	–	–	947,105	(19,115)	967,938

Preferred shareholders’ equity in subsidiary companies	–	–	–	–	100	–	100
Total shareholders’ equity	104,067	21,742	–	–	131,473	(153,215)	104,067

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$138,688	$27,069	$–	$–	$1,078,678	$(172,330)	$1,072,105

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

	American
	International		AIG		AIG
	Group, Inc.		Liquidity		Program	Other		Consolidated
(in millions)	(As Guarantor)	AIGLH	Corp.		Funding, Inc.	Subsidiaries	Eliminations	AIG

December 31, 2006
Assets:
Investments and financial services assets	$7,346	$–	$	*	$–	$800,350	$(14,822)	$792,874
Cash	76	–		*	–	1,514	–	1,590
Carrying value of subsidiaries and partially owned companies, at equity	109,125	27,967		–	–	8,436	(144,427)	1,101
Other assets	3,989	2,622		*	–	179,183	(1,949)	183,845

Total assets	$120,536	$30,589	$	*	$–	$989,483	$(161,198)	$979,410

Liabilities:
Insurance liabilities	$21	$–		$–	$–	$497,514	$(64)	$497,471
Debt	15,157	2,136		*	–	146,206	(14,820)	148,679
Other liabilities	3,681	3,508		*	–	225,685	(1,482)	231,392

Total liabilities	18,859	5,644		*	$–	869,405	(16,366)	877,542

Preferred shareholders’ equity in subsidiary companies	–	–		–	–	191	–	191
Total shareholders’ equity	101,677	24,945		*	–	119,887	(144,832)	101,677

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$120,536	$30,589	$	*	$–	$989,483	$(161,198)	$979,410

*Less than $1 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

8.	Information Provided in Connection with Outstanding Debt (continued)
Condensed Consolidating Statement of Income

	American
	International		AIG		AIG
	Group, Inc.		Liquidity		Program	Other		Consolidated
(in millions)	(As Guarantor)	AIGLH	Corp.		Funding, Inc.	Subsidiaries	Eliminations	AIG

Three Months Ended September 30, 2007
Operating income (loss)	$(587)	$(37)	$	*	$–	$5,503	$–	$4,879
Equity in undistributed net income of consolidated subsidiaries	2,343	55		–	–	–	(2,398)	–
Dividend income from consolidated subsidiaries	1,109	320		–	–	–	(1,429)	–
Income taxes	(220)	256		*	–	1,427	–	1,463
Minority interest	–	–		–	–	(331)	–	(331)

Net income (loss)	$3,085	$82	$	*	$–	$3,745	$(3,827)	$3,085

Three Months Ended September 30, 2006
Operating income (loss)	$(215)	$(49)	$	*	$–	$6,565	$–	$6,301
Equity in undistributed net income of consolidated subsidiaries	4,223	420		–	–	–	(4,643)	–
Dividend income from consolidated subsidiaries	287	134		–	–	–	(421)	–
Income taxes (benefits)	71	(17)		*	–	1,889	–	1,943
Minority interest	–	–		–	–	(134)	–	(134)

Net income (loss)	$4,224	$522	$	*	$–	$4,542	$(5,064)	$4,224

Nine Months Ended September 30, 2007
Operating income (loss)	$(1,130)	$(123)	$	*	$–	$18,632	$–	$17,379
Equity in undistributed net income of consolidated subsidiaries	9,192	546		–	–	–	(9,738)	–
Dividend income from consolidated subsidiaries	3,274	978		–	–	–	(4,252)	–
Income taxes	(156)	249		*	–	4,775	–	4,868
Minority interest	–	–		–	–	(1,019)	–	(1,019)

Net income (loss)	$11,492	$1,152	$	*	$–	$12,838	$(13,990)	$11,492

Nine Months Ended September 30, 2006
Operating income (loss)	$(937)	$(135)	$	*	$–	$17,407	$–	$16,335
Equity in undistributed net income of consolidated subsidiaries	10,990	1,088		–	–	–	(12,078)	–
Dividend income from consolidated subsidiaries	854	592		–	–	–	(1,446)	–
Income taxes (benefits)	332	(47)		*	–	4,781	–	5,066
Minority interest	–	–		–	–	(694)	–	(694)
Cumulative effect of an accounting change, net of tax	34	–		–	–	–	–	34

Net income (loss)	$10,609	$1,592	$	*	$–	$11,932	$(13,524)	$10,609

*Less than $1 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

8.	Information Provided in Connection with Outstanding Debt (continued)
Condensed Consolidating Statement of Cash Flows

	American
	International		AIG		AIG
	Group, Inc.		Liquidity		Program	Other	Consolidated
(in millions)	(As Guarantor)	AIGLH	Corp.		Funding, Inc.	Subsidiaries	AIG

Nine Months Ended September 30, 2007
Net cash provided by operating activities	$1,627	$375	$	*	$–	$25,054	$27,056

Cash flows from investing:
Invested assets disposed	782	–		–	–	125,971	126,753
Invested assets acquired	(8,767)	–		–	–	(182,911)	(191,678)
Other	186	(220)		*	–	(970)	(1,004)

Net cash used in investing activities	(7,799)	(220)		*	–	(57,910)	(65,929)

Cash flows from financing activities:
Issuance of debt	13,540	–		–	–	61,025	74,565
Repayments of debt	(1,143)	–		–	–	(48,500)	(49,643)
Payments advanced to purchase shares	(2,955)	–		–	–	(2,045)	(5,000)
Cash dividends paid to shareholders	(1,372)	–		–	–	–	(1,372)
Other	(1,949)	(154)		*	–	23,077	20,974

Net cash provided by (used in) financing activities	6,121	(154)		*	–	33,557	39,524

Effect of exchange rate changes on cash	–	–		–	–	8	8

Change in cash	(51)	1		*	–	709	659
Cash at beginning of period	76	–		–	–	1,514	1,590

Cash at end of period	$25	$1	$	*	$–	$2,223	$2,249

Nine Months Ended September 30, 2006
Net cash (used in) provided by operating activities	$(2,526)	$160	$	*	$–	$6,403	$4,037

Cash flows from investing:
Invested assets disposed	2,147	–		–	–	118,563	120,710
Invested assets acquired	(5,555)	–		–	–	(166,679)	(172,234)
Other	790	(17)		*	–	(1,393)	(620)

Net cash used in investing activities	(2,618)	(17)		*	–	(49,509)	(52,144)

Cash flows from financing activities:
Issuance of debt	7,445	–		–	–	45,527	52,972
Repayments of debt	(1,345)	–		–	–	(24,986)	(26,331)
Cash dividends paid to shareholders	(1,209)	–		–	–	–	(1,209)
Other	91	(143)		*	–	22,196	22,144

Net cash provided by (used in) financing activities	4,982	(143)		*	–	42,737	47,576

Effect of exchange rate changes on cash	–	–		–	–	59	59

Change in cash	(162)	–		*	–	(310)	(472)
Cash at beginning of period	190	–		–	–	1,707	1,897

Cash at end of period	$28	$–	$	*	$–	$1,397	$1,425

*Less than $1 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

9.	Derivatives and Hedge Accounting
AIG uses derivatives and other financial instruments as part of its financial risk management programs and as part of its investment operations. AIGFP also transacts in derivatives as a dealer.
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
AIGFP
AIGFP, in the ordinary course of operations and as principal, structures and enters into derivative transactions to meet the needs of counterparties who may be seeking to hedge certain aspects of such counterparties’ operations or obtain a desired financial exposure. AIGFP also enters into derivative transactions to mitigate risk in its exposures (interest rates, currencies, commodities, credit and equities) arising from such transactions. Such instruments are carried at market or fair value, whichever is appropriate, and are reflected on the balance sheet in “Unrealized gain on swaps, options and forward transactions” and “Unrealized loss on swaps, options and forward contracts.”
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
     At inception of each hedging relationship, AIGFP performs and documents its prospective assessments of hedge effectiveness to demonstrate that the hedge is expected to be highly effective. For hedges of interest rate risk, AIGFP uses regression to demonstrate the hedge is highly effective, while it uses the periodic dollar offset method for its foreign currency hedges. AIGFP uses the periodic dollar offset method to assess whether its hedging relationships were highly effective on a retrospective basis. The prospective and retrospective assessments are updated on a daily basis. The passage of time component of the hedging instruments and the forward points on foreign currency hedges are excluded from the assessment of hedge effectiveness and measurement of hedge ineffectiveness. AIGFP does not utilize the shortcut, matched terms or equivalent methods.
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
     For the three and nine months ended September 30, 2007, AIGFP recognized net losses of $5 million and $3 million in earnings, respectively, representing hedge ineffectiveness, and also recognized net losses of $152 million and $363 million, respectively, related to the portion of the hedging instruments excluded from the assessment of hedge effectiveness. All these amounts are reflected in Other income. AIGFP did not apply hedge accounting in 2006.
Other Derivative Users
AIG and its subsidiaries (other than AIGFP) also use derivatives and other instruments as part of their financial risk management programs. Interest rate derivatives (such as interest rate swaps) are used to manage interest rate risk associated with investments in fixed income securities, commercial paper issuances, medium and long-term note offerings, and other interest rate sensitive assets and liabilities. In addition, foreign exchange derivatives (principally cross currency swaps, forwards and options) are used to economically mitigate risk associated with non-U.S. dollar denominated debt, net capital exposures and foreign exchange transactions. The derivatives are effective economic hedges of the exposures they are meant to offset.

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
     AIG assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. Regression analysis is employed to assess the effectiveness of these hedges both on a prospective and retrospective basis. AIG does not utilize the shortcut, matched terms or equivalent methods.
     The change in fair value of derivatives designated and effective as fair value hedges along with the gain or loss on the hedged item are recorded in net realized capital gains (losses). Upon discontinuation of hedge accounting, the cumulative adjustment to the carrying value of the hedged item resulting from changes in the benchmark interest rate is amortized into income using the effective yield method over the remaining life of the hedged item. Amounts excluded from the assessment of hedge effectiveness are recognized in current period earnings. During both the three and nine months ended September 30, 2007, AIG recognized a loss of less than $1 million in earnings related to the ineffective portion of the hedging instruments. During the three and nine months ended September 30, 2007, AIG also recognized losses of $45 million and $53 million, respectively, related to the change in the hedging instruments forward points excluded from the assessment of hedge effectiveness.
     The effective portion of the change in fair value of a derivative qualifying as a cash flow hedge is recorded in Accumulated other comprehensive income (loss), until earnings are affected by the variability of cash flows in the hedged item. The ineffective portion of these hedges is recorded in net realized capital gains (losses). During both the three and nine months ended September 30, 2007, AIG recognized losses of $1 million in earnings representing hedge ineffectiveness. At September 30, 2007, $10 million of the deferred net loss in Accumulated other comprehensive income is expected to be recognized in earnings during the next 12 months. All components of the derivatives’ gains and losses were included in the assessment of hedge effectiveness. There were no instances of the discontinuation of hedge accounting in 2007.

10.	Cash Flows
As part of its ongoing remediation activities, AIG has made certain revisions to the Consolidated Statement of Cash Flows, primarily relating to certain elements of net realized capital gains, the effect of reclassifying certain policyholders’ account balances from Other policyholder funds to Policyholders’ contract deposits, the elimination of certain intercompany balances and revisions related to separate account assets. Accordingly, AIG revised the previous periods presented to conform to the revised presentation.
The revisions and their effect on the Consolidated Statement of Cash Flows for the nine months ended September 30, 2006 are presented below:

	Originally Reported
(in millions)	September 30, 2006	Revisions	As Revised

Cash flows from operating activities	$6,004	$(1,967)	$4,037

Cash flows from investing activities	(51,400)	(744)	(52,144)

Cash flows from financing activities	44,865	2,711	47,576

Effect of exchange rate changes on cash	59	—	59

Change in cash	(472)	—	(472)

American International Group, Inc. and Subsidiaries

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

American International Group, Inc. and Subsidiaries
In addition to reviewing AIG’s results for the first nine months of 2007, this Management’s Discussion and Analysis of Financial Condition and Results of Operations supplements and updates the information and discussion included in the 2006 Annual Report on Form 10-K. Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, AIG presents its operations in the way it believes will be most meaningful. Statutory loss ratios and combined ratios are presented in accordance with accounting principles prescribed by insurance regulatory authorities because these are standard measures of performance filed with insurance regulatory authorities and used for analysis in the insurance industry and thus allow more meaningful comparisons with AIG’s insurance competitors. AIG has also incorporated into this discussion cross-references to additional information included in this Quarterly Report on Form 10-Q and in the 2006 Annual Report on Form 10-K to assist readers seeking related information on a particular subject.
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
Outlook
The following paragraphs supplement and update the information and discussion included in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Outlook, in the 2006 Annual Report on Form 10-K to reflect developments in or affecting AIG’s business during 2007.
     The commercial property and casualty insurance industry has historically experienced cycles of price erosion followed by rate strengthening as a result of catastrophes or other significant losses that affect the overall capacity of the industry to provide coverage. Despite industry price erosion in commercial lines, AIG expects to continue to identify profitable opportunities and build attractive new general insurance businesses as a result of AIG’s broad product line and extensive distribution networks in the U.S. and abroad. In October 2007, for example, AIG expanded its Foreign General insurance operations in Germany through the acquisition of Württembergische and Badische Versicherungs-Aktiengesellschaft.
     Workers compensation remains under considerable pricing pressure, as statutory rates continue to decline. Rates for aviation, excess casualty, D&O and certain other lines of insurance also continue to decline due to competitive pressures. AIG also expects further price erosion for its foreign commercial lines during 2008. There can be no assurance that price erosion will not become more widespread or that AIG’s profitability will not deteriorate from current levels in major commercial lines; however, AIG seeks to mitigate this risk by constantly seeking out profitable opportunities across its diverse product lines and distribution networks.
     AIG has commenced a realignment of its Foreign General insurance operations, many of which were historically conducted through branches of U.S. companies. On December 1, 2007, Landmark Insurance Company Limited, a U.K. subsidiary, will assume all of the insurance liabilities of the U.K. branch of New Hampshire Insurance Company and will change its name to AIG U.K. Ltd.
     In AIG’s Foreign Retirement Services business, the continued weak yen has resulted in higher than normal surrenders and that trend, if prolonged, could further accelerate the amortization of deferred acquisition costs (DAC). Similarly, in the Domestic Retirement Services business, the competitive environment and the age of the in-force blocks of individual fixed annuities could result in ongoing heightened surrender activity.
     In Japan, the National Tax Authority in cooperation with the Life Insurance Association of Japan is reviewing the tax treatment for increasing term life insurance, which may affect the amount of premiums that qualify as tax deductions for business owners. As a result of this review, AIG’s life insurance companies in Japan suspended the sale of increasing term life insurance from early April 2007. This action had an adverse effect on life insurance sales in the third quarter of 2007 and AIG expects that trend to continue for the remainder of the year. AIG companies in Japan have taken several measures aimed at increasing sales of other

American International Group, Inc. and Subsidiaries
products in the Japanese market, in particular sales of U.S. dollar life insurance products.
     In Japan, full deregulation of banks with respect to insurance product sales will become effective in December 2007. AIG expects that it will be able to leverage its existing bank relationships and innovative product expertise to expand sales of both life and accident and health products beginning in 2008.
     During the third quarter of 2007, the Internal Revenue Service proposed to change the treatment of the dividends-received deduction on separate account assets held in connection with variable annuity contracts. This proposal was withdrawn later in the quarter for additional study. Should this change be adopted, AIG does not expect it would have a material effect on AIG’s consolidated financial position or results of operations for any period.
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
     The ongoing disruption in the structured finance markets and the recent downgrades by rating agencies continue to adversely affect AIG’s estimates of the fair value of the super senior credit derivatives written by AIGFP. Although it remains difficult to estimate the fair value of these derivatives due to continuing limitations on the availability of market observable data, AIG’s best estimate of the further decline in the fair value of AIGFP’s super senior credit derivatives since September 30, 2007 is approximately $550 million as of October 31, 2007. The fair value of these derivatives is expected to fluctuate, perhaps materially, in response to changing market conditions, and AIG’s estimates of the value of AIGFP’s super senior credit derivative portfolio at future dates could therefore be materially different from current estimates. AIG continues to believe that it is highly unlikely that AIGFP will be required to make payments with respect to these derivatives.
     The U.S. residential mortgage market is experiencing serious disruption due to credit quality deterioration in a significant portion of loans originated, particularly to non-prime and subprime borrowers, evolving changes in the regulatory environment, a slower residential housing market, increased cost of borrowings for mortgage participants and illiquid credit markets. AIG participates in the U.S. residential mortgage market in several ways: American General Finance, Inc. (AGF) originates principally first-lien mortgage loans and to a lesser extent second-lien mortgage loans to buyers and owners of residential housing; United Guaranty Corporation (UGC) provides first loss mortgage guaranty insurance for high loan-to-value first and second-lien residential mortgages; AIG insurance and financial services subsidiaries invest in mortgage-backed securities and collateralized debt obligations (CDOs) in which the underlying collateral is composed in whole or in part of residential mortgage loans; and AIGFP provides credit protection through credit default swaps on certain super senior tranches of CDOs that have AAA underlying or subordinate layers. The operating results of AIG’s consumer finance and mortgage guaranty operations in the United States have been and are likely to continue to be adversely affected by the factors referred to above. The downward cycle in the U.S. housing market is not expected to improve until residential inventories return to a more normal level and the mortgage credit market stabilizes. AIG expects that this downward cycle will continue to adversely affect UGC’s operating results for the foreseeable future and will result in a significant operating loss for UGC in 2008. The effect of the downward cycle in the U.S. housing market on AIG’s other operations, investment portfolio and overall consolidated financial position could be material if the market disruption continues and expands beyond the U.S. residential mortgage markets, although AIG seeks to mitigate the risks to its business by disciplined underwriting and active risk management.
     In recent quarters, AIG’s returns from partnerships and other alternative investments were particularly strong, driven by favorable equity market performance and credit conditions. These returns may vary from period to period and declined significantly in the most recent quarter. AIG believes that the particularly strong performance in certain prior periods is not indicative of the returns to be expected from this asset class in future periods.
     As part of an ongoing project to increase the standardization of AIG actuarial systems and processes throughout the world, adjustments reflecting certain changes in actuarial estimates for future policy benefits and DAC have been recognized in the Life Insurance & Retirement Services segment results during 2006 and 2007. AIG expects further adjustments over time as these new systems and processes are implemented.
     AIG has recorded out of period quarterly adjustments in the last two years due to the remediation of control deficiencies. As AIG continues its remediation activities, AIG expects to record additional out of period adjustments.

American International Group, Inc. and Subsidiaries
Consolidated Results
The following table summarizes AIG’s consolidated revenues, income before income taxes, minority interest and cumulative effect of an accounting change and net income:

	Three Months Ended			Nine Months Ended
	September 30,		Percentage	September 30,		Percentage
			Increase/			Increase/
(in millions)	2007	2006	(Decrease)	2007	2006	(Decrease)

Total revenues	$29,836	$29,247	2%	$91,631	$83,379	10%

Income before income taxes, minority interest and cumulative effect of an accounting change	4,879	6,301	(23)	17,379	16,335	6

Net income	$3,085	$4,224	(27)%	$11,492	$10,609	8%

     AIG’s consolidated revenues increased slightly for the three months ended September 30, 2007 compared to the same period in 2006. AIG’s consolidated income before income taxes, minority interest and cumulative effect of an accounting change decreased for the three-month period ended September 30, 2007 compared to the same period in 2006 primarily due to higher Net realized capital losses and the operating loss in the Mortgage Guaranty business. Net realized capital losses included other-than-temporary declines of $529 million and foreign currency related losses of $361 million.
     AIG’s consolidated revenues increased for the nine-month period ended September 30, 2007 compared to the same period in 2006 as revenues increased in each of the operating segments. Operating income increased in all segments with the exception of Life Insurance & Retirement Services, which declined due to an increase in Net realized capital losses compared to the same period in 2006.
     Operating income for the three and nine-month periods ended September 30, 2007 was significantly affected by the change in accounting treatment for hedging activities. In the first nine months of 2007, AIGFP applied hedge accounting to certain of its interest rate swaps and foreign currency forward contracts hedging its investments and borrowings. As a result, AIGFP recognized in earnings the change in the fair value on the hedged items attributable to the hedged risks, offsetting the gains and losses on the derivatives designated as hedges. In 2006, AIGFP did not apply hedge accounting under FAS 133 to any of its assets and liabilities.
     During the three months ended September 30, 2007, AIG recorded certain out of period adjustments. These adjustments collectively decreased pre-tax operating income in that quarter by $33 million and net income by $35 million. The adjustments were primarily comprised of a net charge of $49 million ($32 million after tax) in Capital Markets, a $14 million increase in income tax expense related to the remediation of the material weakness in controls over income tax accounting and an increase to operating income of $16 million ($11 million after tax) primarily related to other remediation activities.
     For the nine months ended September 30, 2007, out of period adjustments collectively decreased pre-tax operating income by $536 million ($408 million after tax). The adjustments were comprised of a charge of $380 million ($247 million after tax) to reverse net gains on transfers of investment securities among legal entities consolidated within AIGFP and a corresponding increase to Accumulated other comprehensive income; $58 million of additional income tax expense related to the aforementioned remediation activities; $71 million ($46 million after tax) of net realized capital gains related to foreign exchange; and $227 million ($149 million after tax) of additional expense, primarily relating to other remediation activities.
     During the three months ended September 30, 2006, out of period adjustments collectively increased pre-tax operating income by $293 million and net income by $73 million. The adjustments were comprised of an increase in income primarily related to the remediation of the material weakness in accounting for certain derivative transactions under FAS 133 totalling $151 million ($23 million after tax); increases in bad debt expense of $225 million ($146 million after tax) and earned premiums of $99 million ($65 million after tax), both of which relate to balance sheet reconciliations; an increase in partnership income of $121 million ($79 million after tax), which relates to improved valuation information; a further increase in income from certain investments in unit investment trusts (UCITS) of $116 million ($75 million after tax), as described below; other favorable remediation adjustments of $31 million ($16 million after tax) and an increase in income tax expense of $39 million relating to AIG’s ongoing remediation of internal controls over income tax accounting. See also the discussion of AIG’s reportable segments in Management’s Discussion & Analysis of Financial Condition and Results of Operations.
     For the nine months ended September 30, 2006, out of period adjustments collectively increased pre-tax operating income by $173 million and reduced net income by $135 million. The adjustments were comprised of $642 million ($417 million after tax) of additional investment income related to the accounting for UCITS; $194 million ($127 million after tax) of charges primarily related to the remediation of the material weakness in accounting for certain derivative transactions under FAS 133; $239 million of additional income tax expense related to the aforementioned remediation activities; $85 million ($55 million after tax) of interest income related to interest earned on deposit contracts; $61 million (before and after tax) of expenses related to the Starr International Company,

American International Group, Inc. and Subsidiaries
Inc. (SICO) Deferred Compensation Profit Participation Plans (SICO Plans); $59 million ($38 million after tax) of expenses related to deferred advertising costs; and $240 million ($142 million after tax) of additional expense, primarily related to other remediation activities.
     Results for the first nine months of 2006 were also negatively affected by a one-time charge relating to the C.V. Starr & Co., Inc. (Starr) tender offer ($54 million before and after tax) and an additional allowance for losses in AIG Credit Card Company (Taiwan) ($88 million before and after tax), both of which were recorded in first quarter of 2006.
     AIG’s effective income tax rates for the year ended December 31, 2006 and the three-month period ended September 30, 2007 were 30.1 percent and 30.0 percent, respectively. For the nine-month period ended September 30, 2007, the effective income tax rate declined to 28.0 percent, primarily due to recognition of tax benefits associated with the SICO Plans for which the compensation expense had been recognized in prior years. Such tax benefits amounted to $194 million for the nine-month period ended September 30, 2007.
Segment Results
The following table summarizes AIG’s operations by major operating segment. (See also Note 2 of Notes to Consolidated Financial Statements.)

	Three Months Ended			Nine Months Ended
	September 30,		Percentage	September 30,		Percentage
			Increase/			Increase/
(in millions)	2007	2006	(Decrease)	2007	2006	(Decrease)

Revenues(a):
General Insurance(b)	$12,758	$12,615	1%	$38,589	$36,438	6%
Life Insurance & Retirement Services(b)	12,632	12,542	1	40,337	37,303	8
Financial Services(c)(d)	2,785	3,011	(8)	7,109	5,923	20
Asset Management	1,824	993	84	5,721	3,647	57
Other	13	215	(94)	407	443	(8)
Consolidation and eliminations	(176)	(129)	36	(532)	(375)	42

Consolidated	$29,836	$29,247	2%	$91,631	$83,379	10%

Operating income (loss)(a):
General Insurance(b)	$2,439	$2,625	(7)%	$8,511	$7,819	9%
Life Insurance & Retirement Services(b)	1,999	2,472	(19)	6,900	7,483	(8)
Financial Services(c)(d)	669	1,179	(43)	1,008	541	86
Asset Management	419	211	99	2,541	1,445	76
Other	(627)	(186)	237	(1,557)	(953)	63
Consolidation and eliminations	(20)	–	–	(24)	–	–

Consolidated	$4,879	$6,301	(23)%	$17,379	$16,335	6%

(a)	Includes gains (losses) from hedging activities that did not qualify for hedge accounting treatment under FAS 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133), including the related foreign exchange gains and losses. For the three-month periods ended September 30, 2007 and 2006, respectively, the effect was $(178) million and $165 million in both revenues and operating income. For the nine- month periods ended September 30, 2007 and 2006, respectively, the effect was $(1.06) billion and $(1.13) billion in both revenues and operating income. These amounts result primarily from interest rate and foreign currency derivatives that are hedging investments and borrowings. These gains (losses) for the three and nine months ended September 30, 2007 include out of period charges of $20 million and $346 million, respectively, including a $380 million charge in the nine months ended September 30, 2007 to reverse net gains recognized on transfers of available for sale securities among legal entities consolidated within AIGFP. The three and nine-month periods ended September 30, 2006 include an out of period gain of $115 million and a charge of $223 million related to the remediation of the material weakness in accounting for certain derivative transactions under FAS 133.
(b)	Includes the effect of out of period UCITS adjustments. For the three and nine-month periods ended September 30, 2006, the effect was an increase of $92 million and $472 million, respectively, in both revenues and operating income for General Insurance and an increase of $24 million and $240 million, respectively, in revenues and $24 million and $169 million, respectively, in operating income for Life Insurance & Retirement Services.

(c)	Includes gains (losses) from hedging activities that did not qualify for hedge accounting treatment under FAS 133, including the related foreign exchange gains and losses. For the three-month periods ended September 30, 2007 and 2006, respectively, the effect was $353 million, and $581 million in both revenues and operating income. For the nine-month periods ended September 30, 2007 and 2006, respectively, the effect was $(250) million and $(1.2) billion in both revenues and operating income. These amounts result primarily from interest rate and foreign currency derivatives that are effective economic hedges of investments and borrowings. The three and nine-month periods ended September 30, 2007 include out of period charges of $20 million and $346 million, respectively, as discussed above. The three and nine-month periods ended September 30, 2006 include an out of period gain of $115 million and a charge of $223 million as discussed above. In the first quarter of 2007, AIG began applying hedge accounting for certain transactions, primarily in its Capital Markets operations. In the second quarter of 2007, AGF and ILFC began applying hedge accounting to most of their derivatives hedging interest rate and foreign exchange risks associated with their floating rate and foreign currency denominated borrowings.
(d)	For the three and nine-month periods ended September 30, 2007, both revenues and operating income include an unrealized market valuation loss of $352 million on AIGFP’s super senior credit default swap portfolio.
General Insurance
AIG’s General Insurance operations provide property and casualty products and services throughout the world. Foreign operations provided approximately 25 percent and 27 percent of General Insurance operating income for the three months ended September 30, 2007 and 2006, respectively, and approximately 28 percent and 31 percent for the nine months ended September 30, 2007 and 2006, respectively. The decrease in General Insurance operating income in the three-month period ended September 30, 2007 compared to the same period in 2006 was primarily attributable to operating losses from the Mortgage Guaranty business and a decline in operating income in the Foreign

American International Group, Inc. and Subsidiaries
General and Personal Lines businesses, partially offset by improved underwriting results for the Domestic Brokerage Group (DBG) and higher net investment income.
     Operating income grew in the nine-month period ended September 30, 2007 compared to the same period of 2006, driven by strength in DBG, partially offset by operating losses from the Mortgage Guaranty business.
Life Insurance & Retirement Services
AIG’s Life Insurance & Retirement Services operations provide insurance, financial and investment products throughout the world. Foreign operations provided approximately 87 percent and 65 percent of Life Insurance & Retirement Services operating income for the three months ended September 30, 2007 and 2006, respectively, and approximately 68 percent and 67 percent for the nine months ended September 30, 2007 and 2006, respectively. Operating income for the three months ended September 30, 2007 declined compared to the same period in 2006, primarily due to the securities market volatility which resulted in lower investment income and higher net realized capital losses compared to the same period in 2006. For the nine months ended September 30, 2007, operating income declined 8 percent compared to the same period in 2006 due to charges related to balance sheet reconciliation remediation, an industry-wide claims review in Japan, the effect of SOP 05-1, trading account losses and realized capital losses.
Financial Services
AIG’s Financial Services subsidiaries engage in diversified activities including aircraft and equipment leasing, capital markets, consumer finance and insurance premium finance.
     Financial Services operating income decreased in the three-month period and increased in the nine-month period ended September 30, 2007 compared to the same periods in 2006 due, in large part, to differences in the accounting treatment for hedging activities. In the first quarter of 2007, AIGFP began applying hedge accounting to certain of its interest rate swaps and foreign currency forward contracts that hedge its investments and borrowings. In the second quarter of 2007, AGF and International Lease Finance Corporation (ILFC) began applying hedge accounting to most of their derivatives that hedge interest rate and foreign currency denominated borrowings. Prior to 2007, hedge accounting under FAS 133 was not being applied to any of AIG’s derivatives and related assets and liabilities. Accordingly, revenues and operating income were exposed to volatility resulting from differences in the timing of revenue recognition between the derivatives and the hedged assets and liabilities. During the three and nine-month periods ended September 30, 2007 operating income was also adversely affected by an unrealized market valuation loss of $352 million on AIGFP’s super senior credit default swap portfolio.
     ILFC generated strong operating income growth for the three and nine-month periods ended September 30, 2007 compared to the same periods in 2006, driven to a large extent by a larger aircraft fleet, higher lease rates and higher utilization.
     AGF’s operating income decreased in the three and nine months ended September 30, 2007, in large part due to the reduced residential mortgage origination volumes and lower revenues from its mortgage banking activities. Further, in the first nine months of 2007, AGF’s mortgage banking operations recorded pre-tax charges of $178 million, representing the estimated cost of implementing the Supervisory Agreement entered into with the Office of Thrift Supervision (OTS), which are discussed in the Consumer Finance results of operations section.
Asset Management
AIG’s Asset Management operations include institutional and retail asset management, broker-dealer services and institutional spread-based investment businesses. The Matched Investment Program (MIP) has replaced the GIC program as AIG’s principal institutional spread-based investment activity.
     Asset Management operating income increased for the three and nine-month periods ended September 30, 2007 compared to the same periods in 2006, primarily due to higher income from consolidated managed partnerships and funds that is entirely offset in Minority interest expense, which is not a component of operating income. Realized capital losses, principally relating to economically effective hedges not qualifying for hedge accounting, also increased for the three months ended September 30, 2007 compared to the same period in 2006. Asset Management operating income also increased for the nine-month period ended September 30, 2007 compared to the same period in 2006 due to increased investment income from consolidated managed partnerships and funds, and a realized capital gain of $398 million on the sale of a portion of AIG’s investment in Blackstone Group, LP in connection with its initial public offering, as well as growth in both the Spread-Based Investment business and the Institutional Asset Management business.
Capital Resources
In the first nine months of 2007, AIG issued an aggregate of $4.49 billion of junior subordinated debentures in four series of securities. Substantially all of the proceeds from these sales, net of expenses, are being used to repurchase shares of AIG’s common stock.
     At September 30, 2007, AIG had total consolidated shareholders’ equity of $104.1 billion and total consolidated borrowings of $176.2 billion, of which $20.3 billion represented AIG’s net borrowings. At that date, $155.9 billion of total borrowings represented obligations of

American International Group, Inc. and Subsidiaries
AIG’s subsidiaries not guaranteed by AIG, matched borrowings by AIG parent or AIGFP, obligations of guaranteed investment agreements, junior subordinated debt, liabilities connected to trust preferred stock and hybrid financial instrument liabilities.
     In February 2007, AIG’s Board of Directors increased AIG’s share repurchase program by authorizing the repurchase of shares with an aggregate purchase price of $8 billion. Share repurchases during 2007 are described under Capital Resources and Liquidity – Share Repurchases and in Item 2. of Part II of this Quarterly Report on Form 10-Q.
Liquidity
AIG manages liquidity at both the subsidiary and parent company levels. At September 30, 2007, AIG’s consolidated invested assets, primarily held by its subsidiaries, included $41.2 billion in cash and short-term investments. The increase in cash and short-term investments during the quarter was primarily the result of the steps AIG took to enhance the liquidity of its portfolios in light of the market disruption during the quarter. Consolidated net cash provided from operating activities in the first nine months of 2007 amounted to $27.1 billion. Management believes that AIG’s liquid assets, cash provided by operations and access to the capital markets will enable it to meet its anticipated cash requirements, including the funding of increased dividends under AIG’s new dividend policy and repurchases of common stock.
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
Reserves for Losses and Loss Expenses
(General Insurance):

•	Loss trend factors: used to establish expected loss ratios for subsequent accident years based on premium rate adequacy and the projected loss ratio with respect to prior accident years.

•	Expected loss ratios for the latest accident year: in this case, accident year 2007 for the loss reserve analyses updated through September 30, 2007. For low-frequency, high-severity classes such as excess casualty, expected loss ratios generally are utilized for at least the three most recent accident years.

•	Loss development factors: used to project the reported losses for each accident year to an ultimate amount.

•	Reinsurance recoverable on unpaid losses: the expected recoveries from reinsurers on losses that have not yet been reported and/or settled.
Future Policy Benefits for Life and Accident and Health Contracts (Life Insurance & Retirement Services):

•	Interest rates: which vary by geographical region, year of issuance and products.

•	Mortality, morbidity and surrender rates: based upon actual experience by geographical region modified to allow for variation in policy form, risk classification and distribution channel.
Estimated Gross Profits (Life Insurance & Retirement Services):

•	Estimated gross profits: to be realized over the estimated duration of the contracts (investment-oriented products) affect the carrying value of DAC, unearned revenue liability and associated amortization patterns under FAS 97 and Sales Inducement Assets under SOP 03-1. Estimated gross profits include investment income and gains and losses on investments less required interest, actual mortality and other expenses.
Deferred Policy Acquisition Costs (Life Insurance & Retirement Services):

•	Recoverability: based on current and future expected profitability, which is affected by interest rates, foreign exchange rates, mortality experience, and policy persistency.
Deferred Policy Acquisition Costs (General Insurance):

•	Recoverability and eligibility: based upon the current terms and profitability of the underlying insurance contracts.
Fair Value Determinations Of Certain Assets And Liabilities:

•	Market price data: AIG attempts to secure reliable and independent current market price data, such as published exchange rates from external subscription services such as IDC, Bloomberg or Reuters or third-party broker/dealer quotes for use in its models. When such data is not available, AIG uses an internal methodology, which includes interpolation and extrapolation from verifiable recent prices.

American International Group, Inc. and Subsidiaries

•	Valuation models: utilizing factors, such as market prices, liquidity, commodity prices, credit spreads, and current interest, foreign exchange and volatility rates.
Other-Than-Temporary Declines In The Value Of Investments:
A security is considered a candidate for other-than-temporary impairment if it meets any of the following criteria:

•	Trading at a significant (25 percent or more) discount to par or amortized cost (if lower) for an extended period of time (nine months or longer);

•	The occurrence of a discrete credit event resulting in the debtor defaulting or seeking bankruptcy or insolvency protection or voluntary reorganization; or

•	The probability of non-realization of a full recovery on its investment, irrespective of the occurrence of one of the foregoing events.
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
Flight Equipment – Recoverability (Financial Services):

•	Expected undiscounted future net cash flows: based upon current lease rates, projected future lease rates and estimated terminal values of each aircraft based on third party information.
Allowance for Finance Receivable Losses (Financial Services):

•	Historical defaults and delinquency experience: utilizing factors, such as delinquency ratio, allowance ratio, charge-off ratio, and charge-off coverage.

•	Portfolio characteristics: portfolio composition and consideration of the recent changes to underwriting criteria and portfolio seasoning.

•	External factors: consideration of current economic conditions, including levels of unemployment and personal bankruptcies.

•	Migration analysis: empirical technique measuring historical movement of like finance receivables through various levels of repayment, delinquency, and loss categories to existing finance receivable pools.
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
     AIG’s Personal Lines operations provide automobile insurance through aigdirect.com, the newly formed operation resulting from the merger of AIG Direct and 21st Century, and the Agency Auto Division, as well as a broad range of coverages for high net worth individuals through the AIG Private Client Group.
     The main business of the UGC subsidiaries is the issuance of residential mortgage guaranty insurance that covers the first loss for credit defaults on high loan-to-value conventional first-lien mortgages for the purchase or refinance of one to four family residences. UGC subsidiaries also write second-lien and private student loan guaranty insurance.
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
Operating income, as well as net premiums written, net premiums earned, net investment income and net realized capital gains (losses) and statutory ratios were as follows:

	Three Months Ended			Nine Months Ended
	September 30,		Percentage	September 30,		Percentage
			Increase/			Increase/
(in millions, except ratios)	2007	2006	(Decrease)	2007	2006	(Decrease)

Net premiums written:
Domestic General
DBG	$6,012	$6,071	(1)%	$18,460	$18,407	-%
Transatlantic	985	895	10	2,952	2,723	8
Personal Lines	1,253	1,162	8	3,685	3,540	4
Mortgage Guaranty	303	232	31	841	622	35
Foreign General	3,270	2,864	14	10,130	8,821	15

Total	$11,823	$11,224	5%	$36,068	$34,113	6%

Net premiums earned:
Domestic General
DBG	$5,942	$6,276	(5)%	$17,919	$17,863	-%
Transatlantic	960	895	7	2,873	2,712	6
Personal Lines	1,193	1,158	3	3,516	3,484	1
Mortgage Guaranty	226	191	18	657	536	23
Foreign General	3,112	2,697	15	9,050	7,770	16

Total	$11,433	$11,217	2%	$34,015	$32,365	5%

Net investment income:
Domestic General
DBG	$854	$880	(3)%	$2,871	$2,438	18%
Transatlantic	113	107	6	348	317	10
Personal Lines	59	56	5	173	168	3
Mortgage Guaranty	42	35	20	118	103	15
Foreign General(a)	325	291	12	1,071	1,075	-
Reclassifications and Eliminations	1	1	-	4	1	-

Total	$1,394	$1,370	2%	$4,585	$4,102	12%

Net realized capital gains (losses)	$(69)	$28	-%	$(11)	$(29)	(62)%

Operating Income (loss):
Domestic General
DBG	$1,829	$1,543	19%	$5,662	$4,322	31%
Transatlantic	189	143	32	508	427	19
Personal Lines	28	133	(79)	252	352	(28)
Mortgage Guaranty	(216)	85	-	(289)	301	-
Foreign General(a)	607	721	(16)	2,383	2,415	(1)
Reclassifications and Eliminations	2	-	-	(5)	2	-

Total	$2,439	$2,625	(7)%	$8,511	$7,819	9%

Statutory underwriting profit (loss)(b) :
Domestic General
DBG	$1,014	$666	52%	$2,744	$1,791	53%
Transatlantic	53	34	56	106	97	9
Personal Lines	(40)	83	-	49	176	(72)
Mortgage Guaranty	(270)	48	-	(438)	191	-
Foreign General	266	391	(32)	1,039	1,147	(9)

Total	$1,023	$1,222	(16)%	$3,500	$3,402	3%

Domestic General:
Loss Ratio	69.2	67.0		68.8	69.0
Expense Ratio	21.1	23.7		20.5	21.2

Combined Ratio	90.3	90.7		89.3	90.2

Foreign General:
Loss Ratio	52.4	48.4		51.7	48.7
Expense Ratio	37.1	35.0		32.9	32.2

Combined ratio	89.5	83.4		84.6	80.9

Consolidated:
Loss Ratio	64.7	62.6		64.3	64.1
Expense Ratio	25.5	26.5		24.0	24.1

Combined Ratio	90.2	89.1		88.3	88.2

(a)	The three and nine-month periods ended September 30, 2006 include increases of $22 million and $406 million, respectively, relating to an out of period UCITS adjustment.

American International Group, Inc. and Subsidiaries

(b)	Statutory underwriting profit (loss) is a measure that U.S. domiciled insurance companies are required to report to their regulatory authorities. The following table reconciles statutory underwriting profit (loss) to operating income for General Insurance:

	Domestic
	Brokerage		Personal	Mortgage	Foreign	Reclassifications
(in millions)	Group	Transatlantic	Lines	Guaranty	General	and Eliminations	Total

Three Months Ended September 30, 2007:
Statutory underwriting profit (loss)	$1,014	$53	$(40)	$(270)	266	$–	$1,023
Increase (decrease) in DAC	21	8	9	13	40	–	91
Net investment income	854	113	59	42	325	1	1,394
Net realized capital gains (losses)	(60)	15	–	(1)	(24)	1	(69)

Operating income (loss)	$1,829	$189	$28	$(216)	607	$2	$2,439

Three Months Ended September 30, 2006:
Statutory underwriting profit (loss)	$666	$34	$83	$48	$391	$–	$1,222
Increase (decrease) in DAC	(29)	–	(6)	2	38	–	5
Net investment income	880	107	56	35	291	1	1,370
Net realized capital gains (losses)	26	2	–	–	1	(1)	28

Operating income (loss)	$1,543	$143	$133	$85	$721	$–	$2,625

Nine Months Ended September 30, 2007:
Statutory underwriting profit (loss)	$2,744	$106	$49	$(438)	1,039	$–	$3,500
Increase (decrease) in DAC	106	22	31	34	244	–	437
Net investment income	2,871	348	173	118	1,071	4	4,585
Net realized capital gains (losses)	(59)	32	(1)	(3)	29	(9)	(11)

Operating income (loss)	$5,662	$508	$252	$(289)	2,383	$(5)	$8,511

Nine Months Ended September 30, 2006:
Statutory underwriting profit (loss)	$1,791	$97	$176	$191	$1,147	$–	$3,402
Increase (decrease) in DAC	64	7	8	10	255	–	344
Net investment income	2,438	317	168	103	1,075	1	4,102
Net realized capital gains (losses)	29	6	–	(3)	(62)	1	(29)

Operating income (loss)	$4,322	$427	$352	$301	$2,415	$2	$7,819

AIG transacts business in most major foreign currencies. The following table summarizes the effect of changes in foreign currency exchange rates on the growth of General Insurance net premiums written:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2007	2006	2007	2006

Growth in original currency*	4.3%	8.5%	4.6%	8.1%
Foreign exchange effect	1.0	0.3	1.1	(0.6)

Growth as reported in U.S. dollars	5.3%	8.8%	5.7%	7.5%

*	Computed using a constant exchange rate throughout each period.
Quarterly General Insurance Results
General Insurance operating income decreased in the three months ended September 30, 2007 compared to the same period in 2006. The 2007 combined ratio increased to 90.2, an increase of 1.1 points over 2006, including an increase in the loss ratio of 2.1 points. The loss ratio for accident year 2007 recorded in the three months ended September 30, 2007 was 4.5 points higher than the loss ratio recorded in the three months ended September 30, 2006 for accident year 2006. Increases in Mortgage Guaranty losses accounted for 3.1 points of the higher accident year loss ratio. The downward cycle in the U.S. housing market is not expected to improve until residential inventories return to a more normal level, and AIG expects that this downward cycle will continue to adversely affect UGC’s loss ratios for the foreseeable future.
    The higher accident year loss ratio was partially offset by favorable development on prior years and increases in the loss reserve discount, reducing losses by $377 million and $41 million for three months ended September 30, 2007 and 2006, respectively. The three months ended September 30, 2006, included an increase to Other expenses of $225 million in connection with balance sheet reconciliation remediation activities which accounted for 2.0 points of the decrease in the expense ratio in the three months ended September 30, 2007 compared to the same period in 2006. Net premiums written increased for the three months ended September 30, 2007 compared to the same period in 2006, driven by Foreign General growth from both established and new distribution channels and the effect of changes in foreign currency exchange rates.

American International Group, Inc. and Subsidiaries
     General Insurance net investment income was essentially unchanged for the three months ended September 30, 2007 compared to the same period in 2006, which included an out of period increase to Net investment income of $213 million related to the accounting for UCITS and additional partnership income arising from improved valuations. Interest and dividend income increased $244 million for the third quarter of 2007 compared to the same period in 2006 as investment in fixed maturities and equity securities increased by $12.0 billion from the investment of operating cash flow and the yield on interest earning investments increased 30 basis points to 4.8 percent. Income from partnership investments increased $10 million for the three months ended September 30, 2007 compared to the same period in 2006, primarily due to improved returns on underlying investments. Other investment income decreased $290 million, primarily due to declining returns on investments in mutual funds and the effect of the $92 million out of period adjustment related to the accounting for UCITS recorded in 2006.
Year-to-Date General Insurance Results
General Insurance operating income increased for the first nine months of 2007 compared to the same period in 2006 due to growth in net investment income and an increase in underwriting profit, driven by an increase in earned premiums as the combined ratio was substantially the same for both periods. The loss ratio for accident year 2007 recorded in the first nine months of 2007 was 1.2 points higher than the loss ratio recorded in the first nine months of 2006 for accident year 2006, primarily due to an increase in Mortgage Guaranty losses in the 2007 period. The higher accident year loss ratio was substantially offset by favorable development on prior years and increases in the loss reserve discount, which combined to reduce losses by $720 million and $255 million in the first nine months of 2007 and 2006, respectively.
     General Insurance net premiums written increased in the first nine months of 2007 compared to the same period in 2006, reflecting growth in Foreign General from both established and new distribution channels, the effect of changes in foreign currency exchange rates, and growth in Mortgage Guaranty, primarily from international business.
     General Insurance net investment income increased in the first nine months of 2007 to $4.6 billion. Interest and dividend income increased $577 million for the first nine months of 2007 compared to the same period of 2006 as fixed maturities and equity securities increased by $15.3 billion and the yield increased 20 basis points to 4.7 percent. Income from partnership investments increased $312 million for the first nine months of 2007 compared to the same period in 2006, primarily due to improved returns on underlying investments and higher levels of invested assets, which increased by $1.2 billion. Other investment income decreased by $444 million, which reflects the effect of the $472 million out of period UCITS adjustment recorded in 2006. See also Capital Resources and Liquidity and Invested Assets herein.
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
Quarterly DBG Results
DBG’s operating income increased in the three months ended September 30, 2007 compared to the same period of 2006. The improvement is also reflected in the combined ratio, which declined 7.4 points in the three months ended September 30, 2007 compared to the same period of 2006 due to an improvement in the loss ratio of 3.7 points and an improvement in the expense ratio of 3.7 points. Favorable prior year development and increases in the loss reserve discount reduced incurred losses by $353 million and increased incurred losses by $67 million for the three months ended September 30, 2007 and 2006, respectively, accounting for 7.0 points of the improvement. The loss ratio for accident year 2007 recorded in the three months ended September 30, 2007 was 1.6 points higher than the loss ratio recorded in the same period of 2006 for accident year 2006. The expected loss ratios for accident year 2006 were reduced for a number of casualty classes of business in the three-month period ended September 30, 2006, accounting for most of the change in the accident year loss ratio compared to the same period in 2006. Net premiums earned in the three months ended September 30, 2006 included a favorable out of period adjustment of $155 million which reduced the loss ratio by 1.7 points.
     DBG’s net premiums written declined for the three months ended September 30, 2007 compared to the same period in 2006 due to an increase in ceded premiums and declines in premium rates in casualty lines of business. Ceded premiums as a percentage of gross written premiums increased to 24 percent for the three months ended September 30, 2007 compared to 23 percent in the same period in 2006, primarily due to additional reinsurance for property risks to manage catastrophe exposures.
     DBG’s expense ratio decreased to 19.2 for the three months ended September 30, 2007 compared to 23.0 in the same period in 2006, primarily due to a decrease in charges related to remediation of the material weakness in balance sheet reconciliations which included a $225 million out of period charge in the third quarter of 2006.

American International Group, Inc. and Subsidiaries
     DBG’s net investment income decreased for the three months ended September 30, 2007 compared to the same period in 2006, which included out of period increases in partnership and other investment income of $121 million and $70 million, respectively. Interest income increased $139 million for the three months ended September 30, 2007, on growth in the bond portfolio resulting from investment of operating cash flows and capital contributions. Income from partnership investments increased $16 million for the three months ended September 30, 2007 compared to the same period in 2006, primarily due to improved returns on the underlying investments.
Year-to-date DBG Results
DBG’s operating income increased for the first nine months of 2007 compared to the same period in 2006 due to growth in both net investment income and underwriting profit. The improvement is also reflected in the combined ratio, which declined 5.2 points in the first nine months of 2007 compared to the same period in 2006, primarily due to an improvement in the loss ratio of 4.2 points. The loss ratio for accident year 2007 recorded for the first nine months of 2007 was 0.5 points lower than the loss ratio recorded in the same period of 2006 for accident year 2006. The loss ratio for accident year 2006 has subsequently improved in each quarter since September 30, 2006. Prior year development and increases in the loss reserve discount reduced incurred losses by $630 million for the nine months ended September 30, 2007 and increased incurred losses by $35 million for the same period in 2006, accounting for 3.7 points of the improvement.
     DBG’s net premiums written was essentially unchanged in the first nine months of 2007 compared to the same period of 2006. Ceded premiums as a percentage of gross written premiums increased to 25 percent in the first nine months of 2007 compared to 23 percent for the same period in 2006, primarily due to additional reinsurance for property risks to manage catastrophe exposures.
     DBG’s expense ratio decreased to 18.6 for the first nine months in 2007 compared to 19.7 in the same period of 2006, primarily due to the 2006 charge related to the remediation of the material weakness in internal control over certain balance sheet reconciliations that accounted for 1.6 points of the decline. The decline was partially offset by increases in operating expenses for marketing initiatives and operations as well as changes in the mix of business towards products with lower loss ratios and higher expense ratios.
     DBG’s net investment income increased for the first nine months of 2007 compared to the same period in 2006, as interest income increased $334 million for the nine months ended September 30, 2007, on growth in the bond portfolio resulting from investment of operating cash flows and capital contributions. Income from partnership investments increased $215 million for the first nine months of 2007 compared to the same period in 2006, primarily due to improved returns on the underlying investments. Other investment income declined $133 million in the first nine months of 2007 compared to the same period in 2006, primarily due to the out of period adjustment of $151 million recorded in the 2006 period.
Quarterly Transatlantic Results
Transatlantic’s net premiums written and net premiums earned increased for the three months ended September 30, 2007 compared to the same period in 2006 due primarily to increased writings in domestic and international operations and the strengthening of certain foreign currencies against the U.S. dollar. Statutory underwriting profit increased due to improved underwriting results from domestic operations for the three months ended September 30, 2007 compared to the same period in 2006. Operating income increased for the three months ended September 30, 2007 compared to the same period in 2006 due primarily to increased net investment income, improved underwriting results and increased net realized capital gains.
Year-to-date Transatlantic Results
Transatlantic’s net premiums written and net premiums earned increased for the first nine months of 2007 compared to the same period in 2006 due primarily to increased writings in domestic operations. The increase in statutory underwriting profit in the nine months ended September 30, 2007 compared to the same period in 2006 reflects improved underwriting results in Domestic and European operations. Overall, costs from European windstorms and floods and storms in Australia in the nine months ended September 30, 2007 were largely offset by lower estimated net adverse development, related to losses occurring in prior years, compared to the same period of 2006. Operating income increased for the first nine months of 2007 compared to the same period in 2006 due principally to increased net investment income, improved underwriting results and net realized capital gains.
Quarterly Personal Lines Results
Personal Lines operating income for the three months ended September 30, 2007 was $28 million, a decrease of $105 million compared to the same period in 2006, primarily due to a $53 million increase in incurred losses resulting from a change in prior year reserve development, mainly from discontinued businesses, and $28 million of transaction and integration costs related to the acquisition of the minority interest in 21st Century Insurance Group (21st Century), as discussed below. The loss ratio for accident year 2007 recorded for the three months ended September 30, 2007 was 3.21 points higher than the loss ratio for the same period in 2006 primarily due to increasing accident frequency trends in

American International Group, Inc. and Subsidiaries
the direct businesses coupled with a decline in average premium, and increasing loss frequencies in the homeowners line of the Private Client Group segment. Prior year development increased incurred losses by $32 million for the three months ended September 30, 2007 and decreased incurred losses by $21 million for the three months ended September 30, 2006, thereby increasing the 2007 loss ratio by 4.52 points relative to the 2006 loss ratio. The transaction and integration costs related to the 21st Century acquisition increased the expense ratio in the third quarter of 2007 by 2.2 points compared to the same period of 2006.
     Net premiums written increased 7.8 percent for the three months ended September 30, 2007 compared to the same period of 2006, which represents the highest growth rate since the third quarter of 2005. This increase resulted from continued growth in the Private Client Group, as well as growth in Agency Auto and the Direct segment.
     On September 27, 2007, AIG completed its previously announced acquisition of 21st Century. AIG paid $759 million to acquire the remaining 39.2 percent of the shares of 21st Century that it did not previously own. As a result of the acquisition, the AIG Direct and 21st Century operations will be combined as aigdirect.com. Duplicate positions which exist in both the home office and corporate functions and in the field organization will be eliminated. These positions, as well as the locations scheduled for closing over the next two years, have been identified and will affect about 11 percent of the combined workforce.
     Under the purchase method of accounting, the assets and liabilities of 21st Century that were acquired were adjusted to their estimated fair values as of the date of the acquisition, and goodwill of $233 million was recorded. A customer relationship intangible asset, initially valued at $290 million, was also established.
Year-to-date Personal Lines Results
Personal Lines operating income for the nine months of 2007 was $252 million, a decrease of $100 million compared to the same period in 2006, primarily due to $55 million of less favorable reserve development and $31 million of transaction and integration costs related to the 21st Century acquisition. The loss ratio for accident year 2007 recorded for the first nine months of 2007 increased by 0.36 points compared to the same period in 2006 for accident year 2006. Favorable prior year development reduced incurred losses by $29 million and $84 million for the nine months ended September 30, 2007 and 2006, respectively, resulting in a 1.57 point increase in the loss ratio for the first nine months of 2007 compared to the same period of 2006. The 0.9 point increase in the expense ratio was primarily due to the transaction and integration costs associated with the 21st Century acquisition.
     Net premiums written increased 4.1 percent for the first nine months of 2007 compared to the same period in 2006 due to continued growth in the Private Client Group and an increase in the aigdirect.com business, partially offset by a reduction in the Agency Auto segment.
Quarterly Mortgage Guaranty Results
Mortgage Guaranty reported an operating loss of $216 million for the three months ended September 30, 2007 compared to operating income of $85 million in the same period in 2006 due to the unfavorable loss experience in both the domestic first and second-lien businesses as continued deterioration in the U.S. housing market increased the frequency and severity of claims. The second-lien product was the major contributor to the operating loss, comprising $206 million of the third quarter 2007 operating loss. UGC’s consolidated loss ratio for the third quarter of 2007 was 197.0 compared to a loss ratio of 47.5 in the same period of 2006. Prior year development reduced incurred losses by $27 million and $22 million for the three months ended September 30, 2007 and 2006, respectively, decreasing the 2007 loss ratio by 0.4 points relative to the 2006 loss ratio.
     Net premiums written increased 31 percent in the three months ended September 30, 2007 compared to the same period in 2006 as strong growth in the European markets, Canada and Australia led to higher International premiums of $55 million. The increased use of mortgage insurance for credit enhancement, along with improved persistency, led to higher domestic first-lien premiums of $32 million, an increase of 27 percent compared to the 2006 quarter. Although UGC discontinued accepting new business for the poorly performing third-party originated second-lien product in the fourth quarter of 2006, UGC will continue to receive renewal premiums on the existing portfolio for the life of the loans, estimated to be three to five years. The expense ratio of 16.8 points in the three months ended September 30, 2007 declined from 22.5 points in the same period of 2006 as premium growth offset the effect of increased expenses related to UGC’s international expansion and the employment of additional operational resources in the second-lien business.
     UGC’s domestic mortgage risk in force totaled $28.2 billion as of September 30, 2007 and the 60-day delinquency ratio was 3.0 percent (based on number of policies, consistent with mortgage industry practice) compared to domestic mortgage risk in force of $24.2 billion and a delinquency ratio of 2.0 percent at September 30, 2006. Approximately 81 percent of the domestic mortgage risk is secured by first-lien, owner-occupied properties.
Year-to-date Mortgage Guaranty Results
Mortgage Guaranty’s operating loss for the first nine months of 2007 was $289 million compared to operating income of

American International Group, Inc. and Subsidiaries
$301 million for the same period in 2006 as the deteriorating U.S. residential housing market adversely affected losses incurred for both the domestic first-lien and second-lien businesses. Domestic first and second-lien losses incurred increased 254 percent and 611 percent respectively, compared to the first nine months of 2006, resulting in year-to-date loss ratios of 87.6 and 343.1, respectively, for the first nine months of 2007. Increases in domestic losses incurred resulted in a consolidated UGC loss ratio of 140.9 for the first nine months of 2007 compared to 37.4 for the same period in 2006. Prior year development had minimal effect on incurred losses in the first nine months of 2007 compared to a reduction of $86 million for the same period in 2006, which accounted for 16 points of the increase in the loss ratio.
     Net premiums written increased 35 percent in the nine months ended September 30, 2007 compared to the same period in 2006 primarily due to growth in the International markets, accounting for 22 percent of the increase in net written premiums. In addition the increased use of mortgage insurance for credit enhancement as well as better persistency resulted in an increase in domestic first-lien premiums. The expense ratio for the first nine months of 2007 was 20.2, down from 23.3 in the same period in 2006 as premium growth offset the effect of increased expenses related to UGC’s international expansion.
Quarterly Foreign General Insurance Results
Foreign General’s operating income decreased in the three months ended September 30, 2007 compared to the same period in 2006 due to decreases in statutory underwriting profit, partially offset by increases in net investment income and the effect of changes in the currency exchange rates of the Euro and the British Pound. Statutory underwriting profit decreased due to lower favorable loss development on prior accident years of $49 million, additional losses from the June 2007 U.K. floods of $23 million and an increase over the 2006 quarter in severe but non-catastrophic losses of $20 million.
     Net premiums written increased 14 percent (11 percent in original currency) for the three months ended September 30, 2007 compared to the same period in 2006, reflecting growth in commercial and consumer lines driven by new business from both established and new distribution channels, including Central Insurance Co. Ltd. in Taiwan. Net premiums written for commercial lines in the U.K. and Europe increased due to new business and decreases in the use of reinsurance, partially offset by declines in premium rates. Growth in consumer lines in Latin America, Asia and Europe also contributed to the increase. Net premiums written also increased by one percent compared to the same period in 2006 due to decreases in the use of reinsurance. Net premiums for the Lloyd’s syndicate Ascot and Aviation declined due to rate decreases resulting from increased market competition.
     The loss ratio increased 4.0 points for the three months ended September 30, 2007 compared to the same period in 2006. The 2007 loss ratio increased a total of 3.3 points due to the losses described above. The lower favorable loss development on prior accident years was primarily due to increases in the allowance for reinsurance. Also, the loss ratio increased due to higher loss frequency for personal accident businesses in Japan.
     The expense ratio increased 2.1 points for the three months ended September 30, 2007 compared to the same period in 2006 due to higher operating expenses relating to new business initiatives. In addition, the 2007 expense ratio increased 1.2 points due to accelerated amortization of advertising costs, the cost of realigning certain legal entities through which Foreign General operates and the increased significance of consumer lines of business, which have higher acquisition costs. AIG expects the expense ratio to increase in the fourth quarter of 2007 as a result of expected decreases in net premiums written due to continuing rate pressures in the commercial lines business, the underlying seasonality of renewals and the growth of the consumer lines of business.
     Net investment income increased for the three months ended September 30, 2007 compared to the same period of 2006 reflecting higher interest rates and strong cash flows, partially offset by reductions in mutual fund income. Mutual fund income was $61 million lower than the same quarter in 2006 reflecting a weaker performance in the equity markets and income of $22 million from an out of period UCITS adjustment in the year ago quarter.
Year-to-date Foreign General Insurance Results
Foreign General’s operating income decreased in the first nine months of 2007 compared to the same period in 2006, due primarily to decreases in statutory underwriting profits. Statutory underwriting profit decreased due to lower favorable loss development on prior accident years of $101 million, losses from the June 2007 U.K. floods of $91 million, and an increase in severe but non-catastrophic losses of $48 million compared to the same period in 2006. Net investment income in the nine months ended September 30, 2006 included income of $406 million from out of period UCITS adjustments.
     Net premiums written increased 15 percent (11 percent in original currency) for the nine months ended September 30, 2007 compared to the same period in 2006, reflecting growth in commercial and consumer lines driven by new business from both established and new distribution channels.
     The loss ratio increased 3.0 points for the nine months ended September 30, 2007 compared to the same period in 2006. The 2007 loss ratio increased 2.6 points, due to the losses described above.

American International Group, Inc. and Subsidiaries
     The expense ratio increased 0.7 points for the nine months ended September 30, 2007 compared to the same period in 2006 due to higher commission costs and higher operating expenses resulting from new business initiatives and the costs to realign certain legal entities.
     Net investment income was essentially unchanged in the nine months ended September 30, 2007 compared to the same period of 2006 as the 2006 period included the out of period UCITS adjustments, which more than offset increased investment income of $402 million reflecting higher interest rates, strong cash flows and increased partnership and mutual fund income. Partnership income was $97 million higher than prior year due to strong infrastructure fund performance in Africa, Europe and Latin America. Mutual fund income was $117 million higher than the same period of the prior year reflecting strong performance in the equity markets for the nine month period.
Reserve for Losses and Loss Expenses
The following table presents the components of the General Insurance gross reserve for losses and loss expenses (loss reserves) as of September 30, 2007 and December 31, 2006 by major line of business on a statutory Annual Statement basis(a):

	September 30,	December 31,
(in millions)	2007	2006(b)

Other liability occurrence	$20,296	$19,327
Workers compensation	14,994	13,612
Other liability claims made	13,546	12,513
Auto liability	6,208	6,070
International	6,173	6,006
Property	4,431	5,499
Reinsurance	3,371	2,979
Medical malpractice	2,349	2,347
Products liability	2,181	2,239
Accident and health	1,901	1,693
Commercial multiple peril	1,744	1,651
Aircraft	1,715	1,629
Fidelity/surety	1,248	1,148
Other	3,451	3,286

Total	$83,608	$79,999

(a)	Presented by lines of business pursuant to statutory reporting requirements as prescribed by the National Association of Insurance Commissioners.
(b)	Allocations among various lines were revised from the previous presentation.
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
     Estimates for mortgage guaranty insurance losses and loss adjustment expense reserves are based on notices of mortgage loan delinquencies and estimates of delinquencies that have been incurred but have not been reported by loan servicers, based upon historical reporting trends. UGC establishes reserves using a percentage of the contractual liability (for each delinquent loan reported) that is based upon past experience regarding certain loan factors such as age of the delinquency, dollar amount of the loan and type of mortgage loan. Because mortgage delinquencies and claims payments are affected primarily by macroeconomic events, such as changes in home price appreciation, interest rates and unemployment, the determination of the ultimate loss cost requires a high degree of judgment. AIG believes it has provided appropriate reserves for currently delinquent loans. Consistent with industry practice, AIG does not establish a reserve for loans that are not currently delinquent, but that may become delinquent in future periods.
     At September 30, 2007, General Insurance net loss reserves were $66.94 billion, an increase of $4.31 billion from the prior year-end. The net loss reserves represent loss reserves reduced by reinsurance recoverables, net of an allowance for unrecoverable reinsurance and applicable discount for future investment income.
The following table classifies the components of the General Insurance net loss reserves by business unit:

	September 30,	December 31,
(in millions)	2007	2006

DBG(a)	$46,511	$44,119
Transatlantic	6,669	6,207
Personal Lines(b)	2,313	2,440
Mortgage Guaranty	1,016	460
Foreign General(c)	10,428	9,404

Total Net Loss Reserve	$66,937	$62,630

(a)	At September 30, 2007 and December 31, 2006, respectively, DBG loss reserves include approximately $3.16 billion and $3.33 billion ($3.40 billion and $3.66 billion, respectively, before discount), related to business written by DBG but ceded to American International Reinsurance Company Limited (AIRCO) and reported in AIRCO’s statutory filings. DBG loss reserves also include approximately $573 million and $535 million related to business included in American International Underwriters Overseas, Ltd.’s (AIUO) statutory filings at September 30, 2007 and December 31, 2006, respectively.
(b)	At September 30, 2007 and December 31, 2006, respectively, Personal Lines loss reserves include $844 million and $861 million related to business ceded to DBG and reported in DBG’s statutory filings.
(c)	At September 30, 2007 and December 31, 2006, respectively, Foreign General loss reserves include approximately $3.05 billion and $2.75 billion related to business reported in DBG’s statutory filings.
     The DBG net loss reserve of $46.5 billion is comprised principally of the business of AIG subsidiaries participating in

American International Group, Inc. and Subsidiaries
the American Home Assurance Company (American Home)/ National Union Fire Insurance Company of Pittsburgh, Pa. (National Union) pool (10 companies) and the surplus lines pool (Lexington, AIG Excess Liability Insurance Company and Landmark Insurance Company).
     DBG cedes a quota share percentage of its other liability occurrence and products liability occurrence business to AIRCO. The quota share percentage ceded was 15 percent for the nine months ended September 30, 2007 and 20 percent for the year 2006 and covered all business written in these years for these lines by participants in the American Home/National Union pool. AIRCO’s loss reserves relating to these quota share cessions from DBG are recorded on a discounted basis. As of September 30, 2007, AIRCO carried a discount of approximately $240 million applicable to the $3.40 billion in undiscounted reserves it assumed from the American Home/ National Union pool via this quota share cession. AIRCO also carries approximately $523 million in net loss reserves relating to Foreign General insurance business. These reserves are carried on an undiscounted basis.
     The companies participating in the American Home/National Union pool have maintained a participation in the business written by AIU for decades. As of September 30, 2007, these AIU reserves carried by participants in the American Home/ National Union pool totaled approximately $3.05 billion. The remaining Foreign General reserves are carried by AIUO, AIRCO, and other smaller AIG subsidiaries domiciled outside the United States. Statutory filings in the U.S. by AIG companies reflect all the business written by U.S. domiciled entities only, and therefore exclude business written by AIUO, AIRCO, and all other internationally domiciled subsidiaries. The total reserves carried at September 30, 2007 by AIUO and AIRCO were approximately $5.04 billion and $3.69 billion, respectively. AIRCO’s $3.69 billion in total general insurance reserves consist of approximately $3.16 billion from business assumed from the American Home/National Union pool and an additional $523 million relating to Foreign General Insurance business.
Discounting of Reserves
At September 30, 2007, AIG’s overall General Insurance net loss reserves reflect a loss reserve discount of $2.43 billion, including tabular and non-tabular calculations. The tabular workers compensation discount is calculated using a 3.5 percent interest rate and the 1979-81 Decennial Mortality Table. The non-tabular workers compensation discount is calculated separately for companies domiciled in New York and Pennsylvania, and follows the statutory regulations for each state. For New York companies, the discount is based on a five percent interest rate and the companies’ own payout patterns. For Pennsylvania companies, the statute has specified discount factors for accident years 2001 and prior, which are based on a six percent interest rate and an industry payout pattern. For accident years 2002 and subsequent, the discount is based on the yield of U.S. Treasury securities ranging from one to twenty years and the company’s own payout pattern, with the future expected payment for each year using the interest rate associated with the corresponding Treasury security yield for that time period. The discount is comprised of the following: $726 million – tabular discount for workers compensation in DBG; $1.46 billion – non-tabular discount for workers compensation in DBG; and, $240 million – non-tabular discount for other liability occurrence and products liability occurrence in AIRCO. The total undiscounted workers compensation loss reserve carried by DBG is approximately $12.7 billion as of September 30, 2007. The other liability occurrence and products liability occurrence business in AIRCO that is assumed from DBG is discounted based on the yield of U.S. Treasury securities ranging from one to twenty years and the DBG payout pattern for this business. The undiscounted reserves assumed by AIRCO from DBG totaled approximately $3.40 billion at September 30, 2007.

American International Group, Inc. and Subsidiaries
Quarterly Reserving Process
Management believes that the General Insurance net loss reserves are adequate to cover General Insurance net losses and loss expenses as of September 30, 2007. While AIG regularly reviews the adequacy of established loss reserves, there can be no assurance that AIG’s ultimate loss reserves will not develop adversely and materially exceed AIG’s loss reserves as of September 30, 2007. In the opinion of management, such adverse development and resulting increase in reserves is not likely to have a material adverse effect on AIG’s consolidated financial condition, although it could have a material adverse effect on AIG’s consolidated results of operations for an individual reporting period.
The following table presents the reconciliation of net loss reserves:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

(in millions)	2007	2006	2007	2006

Net reserve for losses and loss expenses at beginning of period	$65,197	$60,214	$62,630	$57,476
Foreign exchange effect	224	34	438	521
Acquisition*	–	55	–	55

Losses and loss expenses incurred:
Current year	7,636	6,957	22,185	20,710
Prior years, other than accretion of discount	(337)	(41)	(605)	(255)
Prior years, accretion of discount	92	101	220	303

Losses and loss expenses incurred	7,391	7,017	21,800	20,758

Losses and loss expenses paid	5,875	5,807	17,931	17,297

Net reserve for losses and loss expenses at end of period	$66,937	$61,513	$66,937	$61,513

*	Reflects the opening balance with respect to the acquisition of the Central Insurance Co., Ltd. in the third quarter of 2006
The following tables summarize development, (favorable) or unfavorable, of incurred losses and loss expenses for prior years (other than accretion of discount):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

(in millions)	2007	2006	2007	2006

Prior Accident Year Development by Reporting Unit:
DBG	$(313)	$67	$(465)	$35
Personal Lines	32	(21)	(29)	(84)
Mortgage Guaranty	(27)	(22)	–	(86)
Foreign General	(40)	(89)	(108)	(209)

Subtotal	(348)	(65)	(602)	(344)
Transatlantic	11	24	47	89
Asbestos settlements*	–	–	(50)	–

Prior years, other than accretion of discount	$(337)	$(41)	$(605)	$(255)

*	Represents the effect of settlements of certain asbestos liabilities.

	Calendar Year

(in millions)	2007	2006

Prior Accident Year Development by Accident Year:
2006	$(898)
2005	(373)	$(638)
2004	(248)	(416)
2003	143	(233)
2002	200	156
2001 & prior	571	876

Prior years, other than accretion of discount	$(605)	$(255)

     In determining the quarterly loss development from prior accident years, AIG conducts analyses to determine the change in estimated ultimate loss for each accident year for each profit center. For example, if loss emergence for a profit center is different than expected for certain accident years, the actuaries examine the indicated effect such emergence would have on the reserves of that profit center. In some cases, the higher or lower than expected emergence may result in no clear change in the ultimate loss estimate for the accident years in question, and no adjustment would be made to the profit center’s reserves for prior accident years. In other cases, the higher or lower than expected emergence may result in a larger change, either favorable or unfavorable, than the difference between the actual and expected loss emergence. Such additional analyses were conducted for each profit center, as appropriate, in the third quarter of 2007 to determine the loss development from prior accident years for the third quarter of 2007. As part of its quarterly reserving process, AIG also considers notices of claims received with respect to emerging issues, such as those related to the U.S. mortgage and housing market. Also as part of the quarterly reserving process, beginning with the second quarter of 2007, AIG updated its analysis of the loss reserve discount pertaining to workers compensation reserves. Historically, this review was only performed at year end. As a result of the

American International Group, Inc. and Subsidiaries
updated analysis in the third quarter of 2007, AIG increased its loss reserve discount for workers compensation by approximately $70 million in the third quarter of 2007, bringing the total increase in loss reserve discount for workers compensation for the first nine months of 2007 to approximately $255 million.
2007 Net Loss Development
In the three months ended September 30, 2007, net loss development from prior accident years was favorable by approximately $337 million, including approximately $11 million of adverse development from the general reinsurance operations of Transatlantic; and excluding approximately $92 million from accretion of loss reserve discount. Excluding Transatlantic, as well as accretion of discount, net loss development in the three months ended September 30, 2007 from prior accident years was favorable by approximately $348 million. The overall favorable development of $337 million consisted of approximately $764 million of favorable development from accident years 2004 through 2006, partially offset by approximately $299 million of adverse development from accident years 2002 and prior and $128 million of adverse development from accident year 2003. For the three months ended September 30, 2007, most classes of AIG’s business continued to experience favorable development for accident years 2004 through 2006. The majority of the adverse development from accident years 2002 and prior was related to developments from excess casualty business within DBG and from Transatlantic. The adverse development from accident year 2003 was primarily related to developments from excess casualty business within DBG, which represented less than a 1 percent change in the ultimate loss estimate for accident year 2003. In the three months ended September 30, 2007, AIG completed an update of its ground up projections of claims exposure for the D&O and related management liability classes of business. AIG utilizes the ultimate loss estimates resulting from these claims projections as a benchmark in determining the appropriate loss reserves for this business. As a result of the updated claims projections, in addition to the quarterly review of reported loss experience as of September 30, 2007 and other relevant factors, AIG recognized approximately $150 million in favorable loss development from prior accident years for the D&O and related management liability classes of business in the three months ended September 30, 2007. This consisted of approximately $200 million of favorable development from accident years 2004 through 2006, partially offset by approximately $50 million of adverse development from accident years 2002 and prior. The overall favorable development of $337 million reflects this $150 million from the D&O and related management liability classes of business within DBG.
     In the first nine months of 2007, net loss development from prior accident years was favorable by approximately $605 million, including approximately $47 million of adverse development from the general reinsurance operations of Transatlantic; and excluding approximately $220 million from accretion of loss reserve discount. Excluding Transatlantic, as well as accretion of discount, net loss development in the first nine months of 2007 from prior accident years was favorable by approximately $652 million. The overall favorable development of $605 million consisted of approximately $1.52 billion of favorable development from accident years 2004 through 2006, partially offset by approximately $771 million of adverse development from accident years 2002 and prior and $143 million of adverse development from accident year 2003. For the first nine months of 2007, most classes of AIG’s business continued to experience favorable development for accident years 2004 through 2006. The majority of the adverse development from accident years 2002 and prior was related to development from excess casualty business within DBG and from Transatlantic. The adverse development from accident year 2003 was primarily related to developments from excess casualty business within DBG. The overall favorable development of $605 million includes approximately $200 million pertaining to the D&O and related management liability classes of business within DBG, consisting of approximately $235 million of favorable development from accident years 2004 through 2006, partially offset by approximately $35 million of adverse development from accident years 2002 and prior.
2006 Net Loss Development
In the three months ended September 30, 2006, net loss development from prior accident years was favorable by approximately $41 million, including approximately $43 million of adverse development pertaining to the major hurricanes in 2005 and 2004 and $24 million of adverse development pertaining to the general reinsurance operations of Transatlantic. Excluding catastrophes and Transatlantic, as well as accretion of discount of approximately $101 million, net loss development from prior accident years in the three months ended September 30, 2006 was favorable by approximately $108 million. This overall favorable development of $41 million consisted of approximately $511 million of favorable development from accident years 2003 through 2005, partially offset by approximately $470 million of adverse development from accident years 2002 and prior. For the three months ended September 30, 2006, most classes of business throughout AIG experienced favorable development for accident years 2003 through 2005. The adverse development from accident years 2002 and prior reflected developments from excess casualty, workers compensation, and post-1986 environmental liability classes of business, all within DBG, and from Transatlantic.

American International Group, Inc. and Subsidiaries
     In the first nine months of 2006, net loss development from prior accident years was favorable by approximately $255 million, including approximately $80 million of adverse development pertaining to the major hurricanes in 2004 and 2005 and $89 million of adverse development from the general reinsurance operations of Transatlantic, and excluding approximately $303 million from accretion of loss reserve discount. Excluding catastrophes and Transatlantic, as well as accretion of discount, net loss development from prior accident years in the first nine months of 2006 was favorable by approximately $424 million. The overall favorable development of $255 million consisted of approximately $1.29 billion of favorable development from accident years 2003 through 2005, partially offset by approximately $1.03 billion of adverse development from accident years 2002 and prior. For the first nine months of 2006, most classes of business throughout AIG experienced favorable development for accident years 2003 through 2005. The adverse development from accident years 2002 and prior reflected developments from excess casualty, workers compensation, excess workers compensation, and post-1986 environmental liability classes of business, all within DBG, and from Transatlantic.
     As a result of the continued favorable experience for accident years 2003 through 2005, the expected loss ratios for accident year 2006 were improved for a number of casualty classes of business in the three months ended September 30, 2006. For those classes of business where the expected loss ratio for accident year 2006 was adjusted in the three months ended September 30, 2006, the revised loss ratio was generally applied to the cumulative 2006 net earned premium for the class. The overall effect on the results for the three months ended September 30, 2006, was approximately a $100 million improvement. This amount represents the application of the revised expected loss ratios to the net premiums earned reported for the first six months of 2006.
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
     As described more fully in the 2006 Annual Report on Form 10-K, AIG’s reserves relating to asbestos and environmental claims reflect a comprehensive ground up analysis. In the first nine months of 2007, one large asbestos settlement, as well as a reduction in estimated reinsurance recoverable, resulted in a minor amount of adverse incurred loss development, which was partially offset, on a net basis, by the favorable $50 million effect of several other settlements.
A summary of reserve activity, including estimates for applicable IBNR, relating to asbestos and environmental claims separately and combined:

	Nine Months
	Ended September 30,

	2007		2006

(in millions)	Gross	Net	Gross	Net

Asbestos:
Reserve for losses and loss expenses at beginning of year	$4,464	$1,889	$4,441	$1,840
Losses and loss expenses incurred*	19	7	2	7
Losses and loss expenses paid*	(614)	(363)	(404)	(151)

Reserve for losses and loss expenses at end of period	$3,869	$1,533	$4,039	$1,696

Environmental:
Reserve for losses and loss expenses at beginning of year	$588	$290	$926	$410
Losses and loss expenses incurred*	2	(1)	(3)	–
Losses and loss expenses paid*	(89)	(46)	(80)	(43)

Reserve for losses and loss expenses at end of period	$501	$243	$843	$367

Combined:
Reserve for losses and loss expenses at beginning of year	$5,052	$2,179	$5,367	$2,250
Losses and loss expenses incurred*	21	6	(1)	7
Losses and loss expenses paid*	(703)	(409)	(484)	(194)

Reserve for losses and loss expenses at end of period	$4,370	$1,776	$4,882	$2,063

*	All amounts pertain to policies underwritten in prior years, primarily to policies issued in 1984 and prior.

American International Group, Inc. and Subsidiaries
The gross and net IBNR included in the reserve for losses and loss expenses, relating to asbestos and environmental claims separately and combined, were estimated as follows:

	Nine Months
	Ended September 30,

	2007		2006

(in millions)	Gross	Net	Gross	Net

Asbestos	$2,743	$1,261	$2,863	$1,312
Environmental	289	127	567	242

Combined	$3,032	$1,388	$3,430	$1,554

A summary of asbestos and environmental claims count activity was as follows:

	Nine Months Ended September 30,

	2007			2006

	Asbestos	Environmental	Combined	Asbestos	Environmental	Combined

Claims at beginning of year	6,878	9,442	16,320	7,293	9,873	17,166
Claims during year:
Opened	321	850	1,171	538	1,032	1,570
Settled	(113)	(101)	(214)	(126)	(120)	(246)
Dismissed or otherwise resolved	(745)	(2,138)	(2,883)	(678)	(1,295)	(1,973)

Claims at end of period	6,341	8,053	14,394	7,027	9,490	16,517

Survival Ratios – Asbestos and Environmental
The table below presents AIG’s survival ratios for asbestos and environmental claims at September 30, 2007 and 2006. The survival ratio is derived by dividing the current carried loss reserve by the average payments for the three most recent calendar years for these claims. Therefore, the survival ratio is a simplistic measure estimating the number of years it would be before the current ending loss reserves for these claims would be paid off using recent year average payments. The September 30, 2007 survival ratio is lower than the ratio at September 30, 2006 because the more recent periods included in the rolling average reflect higher claims payments. In addition, AIG’s survival ratio for asbestos claims was negatively affected by the favorable settlements described above, which reduced gross and net asbestos survival ratios at September 30, 2007 by approximately 1.4 years and 3.2 years, respectively. Many factors, such as aggressive settlement procedures, mix of business and level of coverage provided, have a significant effect on the amount of asbestos and environmental reserves and payments and the resultant survival ratio. Thus, caution should be exercised in attempting to determine reserve adequacy for these claims based simply on this survival ratio.
AIG’s survival ratios for asbestos and environmental claims, separately and combined were based upon a three-year average payment. These ratios at September 30, 2007 and 2006 were as follows:

(number of years)	Gross	Net

2007
Survival ratios:
Asbestos	7.6	6.4
Environmental	4.8	3.8
Combined	7.1	5.8

2006
Survival ratios:
Asbestos	11.9	13.6
Environmental	6.5	5.3
Combined	10.4	10.7

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

American International Group, Inc. and Subsidiaries
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
AIG’s Life Insurance & Retirement Services subsidiaries report their operations through the following major internal reporting units and business units:
Foreign Life Insurance & Retirement Services

Japan and Other

•	American Life Insurance Company (ALICO)

•	AIG Star Life Insurance Co., Ltd. (AIG Star Life)

•	AIG Edison Life Insurance Company (AIG Edison Life)

Asia

•	American International Assurance Company, Limited, together with American International Assurance Company (Bermuda) Limited (AIA)

•	Nan Shan Life Insurance Company, Ltd. (Nan Shan)

•	American International Reinsurance Company Limited (AIRCO)

•	The Philippine American Life and General Insurance Company (Philamlife)

Domestic Life Insurance

•	American General Life Insurance Company (AIG American General)

•	The United States Life Insurance Company in the City of New York (USLIFE)

•	American General Life and Accident Insurance Company (AGLA)

Domestic Retirement Services

•	The Variable Annuity Life Insurance Company (VALIC)

•	AIG Annuity Insurance Company (AIG Annuity)

•	AIG SunAmerica Life Assurance Company (AIG SunAmerica)

American International Group, Inc. and Subsidiaries
Life Insurance & Retirement Services Results
Life Insurance & Retirement Services results were as follows:

	Premiums	Net	Net Realized
	and Other	Investment	Capital Gains	Total	Operating
(in millions)	Considerations	Income	(Losses)	Revenues	Income

Three Months Ended September 30, 2007
Foreign Life Insurance & Retirement Services	$6,505	$2,367	$138	$9,010	$1,736
Domestic Life Insurance	1,495	985	(295)	2,185	61
Domestic Retirement Services	300	1,471	(334)	1,437	202

Total	$8,300	$4,823	$(491)	$12,632	$1,999

Three Months Ended September 30, 2006
Foreign Life Insurance & Retirement Services*	$5,987	$2,490	$(29)	$8,448	$1,608
Domestic Life Insurance	1,424	958	(123)	2,259	261
Domestic Retirement Services	262	1,597	(24)	1,835	603

Total	$7,673	$5,045	$(176)	$12,542	$2,472

Percentage Increase/(Decrease) from Prior Year:
Foreign Life Insurance & Retirement Services	9%	(5)%	—%	7%	8%
Domestic Life Insurance	5	3	—	(3)	(77)
Domestic Retirement Services	15	(8)	—	(22)	(67)

Total	8%	(4)%	—%	1%	(19)%

Nine Months Ended September 30, 2007
Foreign Life Insurance & Retirement Services	$19,621	$8,611	$(79)	$28,153	$4,674
Domestic Life Insurance	4,392	2,996	(323)	7,065	774
Domestic Retirement Services	882	4,861	(624)	5,119	1,452

Total	$24,895	$16,468	$(1,026)	$40,337	$6,900

Nine Months Ended September 30, 2006
Foreign Life Insurance & Retirement Services*	$18,085	$6,715	$487	$25,287	$5,033
Domestic Life Insurance	4,254	2,784	(190)	6,848	862
Domestic Retirement Services	782	4,800	(414)	5,168	1,588

Total	$23,121	$14,299	$(117)	$37,303	$7,483

Percentage Increase/(Decrease) from Prior Year:
Foreign Life Insurance & Retirement Services	8%	28%	—%	11%	(7)%
Domestic Life Insurance	3	8	—	3	(10)
Domestic Retirement Services	13	1	—	(1)	(9)

Total	8%	15%	—%	8%	(8)%

*	Includes the effect of an out of period UCITS adjustment in 2006. For the three and nine-month periods ended September 30, 2006, the effect was increases of $24 million and $240 million, respectively, in net investment income and $24 million and $169 million, respectively, in operating income.
The following table presents the Insurance In force for Life Insurance & Retirement Services:

	September 30,	December 31,
(in millions)	2007	2006

Foreign	$1,237,507	$1,162,699
Domestic	964,515	907,901

Total	$2,202,022	$2,070,600

Volatility in the securities markets had a negative effect on Life Insurance & Retirement Services results for the three months ended September 30, 2007, and resulted in lower investment income from partnerships and UCITS and higher net realized capital losses for the quarter compared to last year. This negative effect was partially offset by strong life insurance production in Asia, improved universal life and variable universal life sales in the Domestic Life operations, and improved deposit flows for group retirement products and individual variable annuities in the Domestic Retirement Services business. The fixed annuity business environment remained challenging both domestically and in Japan reflecting a continuation of trends seen throughout the year. Investment income for the three months ended September 30, 2007 reflects a decline of $163 million in income from partnerships, UCITS, mutual funds and hedge funds, particularly in the Domestic Retirement Services business, and $74 million of trading account losses in the U.K. related to variable annuity products. In addition, the decline in Japanese equity markets resulted in higher incurred benefits of $36 million on a closed block of business having guaranteed benefits. The nine-month period ended September 30, 2007 included an increase of $176 million in income from partnerships, UCITS, mutual funds and hedge funds and $88 million of trading account losses in the U.K. associated with the variable annuity products.
     Life Insurance & Retirement Services total revenues for the three and nine-month periods ended September 30, 2007 reflect growth in premiums and other considerations and higher realized capital losses. Net investment income grew for

American International Group, Inc. and Subsidiaries
the nine months ended September 30, 2007 but declined for three months then ended compared to the same period in 2006. Net realized capital losses reduced revenues by $491 million and $1.0 billion in the three and nine-month periods ended September 30, 2007, respectively, while net realized capital losses decreased revenues by $176 million and $117 million in the three and nine-month periods ended September 30, 2006, respectively. Net realized capital losses in 2007 were primarily related to the other-than-temporary decline in value of securities that AIG no longer intends to hold to recovery. Net investment income includes policyholder investment income and trading gains and losses (collectively, policyholder trading gains), which are offset by an equal charge to incurred policy losses and benefits expense, as these investment returns accrue to the benefit of the policyholder. Policyholder trading gains generally reflect the trend in equity markets. Policyholder trading gains were $150 million and $2 billion for the three and nine-month periods ended September 30, 2007, respectively, compared to $485 million and $969 million for the three and nine-month periods ended September 30, 2006, respectively. Net investment income for the three and nine-month periods ended September 30, 2006 included an increase of $24 million and $240 million, respectively, for an out of period adjustment related to the accounting for UCITS.
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
     Operating income for the first nine months of 2007 includes the adverse effect of $62 million related to SOP 05-1, a $62 million charge for additional benefits expense and a $50 million charge related to balance sheet reconciliation remediation activities. SOP 05-1 generally requires DAC related to group contracts to be amortized over a shorter duration than in prior periods and also requires that DAC be expensed at the time a policy is terminated. The effect of SOP 05-1 was most significant to the group products line in the Domestic Life operations. The additional benefit expense resulted from a continuing industry-wide review of claims in Japan. In addition, increased charges for DAC related to the conversion of actuarial systems to a common global standard within AIG decreased operating income by $32 million for both the three and nine-month periods ended September 30, 2007, respectively. Operating income for the three and nine-month periods ended September 30, 2006 included an increase of $24 million and $169 million, respectively, for an out of period adjustment related to the accounting for UCITS. Operating income for the three-month period ended September 30, 2007 declined compared to the same period in 2006 due to higher net realized capital losses, lower income from partnerships, UCITS, mutual funds and hedge funds as discussed above, trading account losses in the U.K. and a $14 million charge related to SOP 05-1.

American International Group, Inc. and Subsidiaries
Foreign Life Insurance & Retirement Services Results
Foreign Life Insurance & Retirement Services results were as follows:

	Premiums and	Net	Net Realized
	Other	Investment	Capital Gains	Total	Operating
(in millions)	Considerations	Income	(Losses)	Revenues	Income

Three Months Ended September 30, 2007
Life insurance	$3,992	$1,598	$74	$5,664	$1,048
Personal accident	1,519	91	12	1,622	353
Group products	744	162	(37)	869	81
Individual fixed annuities	141	533	89	763	286
Individual variable annuities	109	(17)	—	92	(32)

Total	$6,505	$2,367	$138	$9,010	$1,736

Three Months Ended September 30, 2006
Life insurance*	$3,837	$1,404	$(25)	$5,216	$920
Personal accident	1,398	78	(16)	1,460	362
Group products	589	171	8	768	106
Individual fixed annuities	84	516	4	604	178
Individual variable annuities	79	321	—	400	42

Total	$5,987	$2,490	$(29)	$8,448	$1,608

Percentage Increase/(Decrease) from Prior Year:
Life insurance	4%	14%	—%	9%	14%
Personal accident	9	17	—	11	(2)
Group products	26	(5)	—	13	(24)
Individual fixed annuities	68	3	—	26	61
Individual variable annuities	38	—	—	(77)	—

Total	9%	(5)%	—%	7%	8%

Nine Months Ended September 30, 2007
Life insurance	$12,264	$5,247	$47	$17,558	$2,855
Personal accident	4,479	261	6	4,746	1,046
Group products	2,187	558	(64)	2,681	233
Individual fixed annuities	387	1,681	(68)	2,000	487
Individual variable annuities	304	864	—	1,168	53

Total	$19,621	$8,611	$(79)	$28,153	$4,674

Nine Months Ended September 30, 2006
Life insurance*	$11,857	$3,997	$395	$16,249	$3,072
Personal accident	4,084	213	36	4,333	1,080
Group products	1,669	463	20	2,152	303
Individual fixed annuities	273	1,470	36	1,779	475
Individual variable annuities	202	572	—	774	103

Total	$18,085	$6,715	$487	$25,287	$5,033

Percentage Increase/(Decrease) from Prior Year:

Life insurance	3%	31%	(88)%	8%	(7)%
Personal accident	10	23	(83)	10	(3)
Group products	31	21	—	25	(23)
Individual fixed annuities	42	14	—	12	3
Individual variable annuities	50	51	—	51	(49)

Total	8%	28%	—%	11%	(7)%

*	Includes the effect of an out of period UCITS adjustment in 2006. For the three and nine-month periods ended September 30, 2006, the effect was an increase of $22 million and $237 million, respectively, in net investment income and $22 million and $166 million, respectively, in operating income.

Foreign Life Insurance & Retirement Services Results (continued)
American International Group, Inc. and Subsidiaries
AIG transacts business in most major foreign currencies and therefore premiums reported in U.S. dollars vary both by volume and as a result of changes in foreign currency translation rates. The following table summarizes the effect of changes in foreign currency exchange rates on the growth of the Foreign Life Insurance & Retirement Services premiums and other considerations:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2007	2006	2007	2006

Growth in original currency*	7.5%	8.8%	6.8%	7.8%
Foreign exchange effect	1.2	(0.6)	1.7	(3.0)

Growth as reported in U.S. dollars	8.7%	8.2%	8.5%	4.8%

*	Computed using a constant exchange rate throughout each period.
Quarterly Japan and Other Results

	Premiums and	Net	Net Realized
	Other	Investment	Capital Gains	Total	Operating
(in millions)	Considerations	Income	(Losses)	Revenues	Income

Three Months Ended September 30, 2007
Life insurance	$1,219	$393	$81	$1,693	$429
Personal accident	1,049	48	5	1,102	267
Group products	563	131	(2)	692	76
Individual fixed annuities	137	499	101	737	290
Individual variable annuities	109	(18)	—	91	(32)

Total	$3,077	$1,053	$185	$4,315	$1,030

Three Months Ended September 30, 2006
Life insurance*	$1,199	$470	$66	$1,735	$428
Personal accident	1,004	42	(4)	1,042	292
Group products	449	147	1	597	61
Individual fixed annuities	72	490	4	566	171
Individual variable annuities	78	321	—	399	41

Total	$2,802	$1,470	$67	$4,339	$993

Percentage Increase/(Decrease) from Prior Year:

Life insurance	2%	(16)%	23%	(2)%	—%
Personal accident	4	14	—	6	(9)
Group products	25	(11)	—	16	25
Individual fixed annuities	90	2	—	30	70
Individual variable annuities	40	—	—	(77)	—

Total	10%	(28)%	176%	(1)%	4%

*	Includes the effect of an out of period UCITS adjustment in 2006. For the three-month period ended September 30, 2006, the effect was an increase of $13 million for both net investment income and operating income.

American International Group, Inc. and Subsidiaries
Total revenues for the three-month period ended September 30, 2007 declined slightly compared to the same period in 2006, primarily due to securities markets volatility which resulted in lower policyholder trading gains and partnership and mutual fund income. Operating income increased for the three months ended September 30, 2007 compared to the same period in 2006 primarily due to net realized capital gains which more than offset the negative effect of securities markets volatility. The volatility in the securities markets reduced partnership and mutual fund revenues by $89 million, increased incurred policyholder benefits by $36 million related to a closed block of business with guaranteed benefits and resulted in trading account losses of $74 million in the U.K. associated with the variable annuity product.
     Life insurance premiums and other considerations increased moderately in the three months ended September 30, 2007 compared to the same period in 2006 reflecting a continuing shift to interest sensitive whole life products in Japan. In addition, first year premium sales in Japan declined due to the suspension of increasing term products pending completion of an industry-wide review by the National Tax Authority. Single premium sales of interest sensitive whole life products in Japan and investment linked products in Europe remained strong. Net investment income declined due to lower policyholder trading gains. Both net investment income and operating income for the three months ended September 30, 2006 included out of period income related to UCITS of $13 million. Life insurance operating income for the three months ended September 30, 2007 was essentially unchanged compared to the same period in 2006 as higher realized capital gains and earnings from growth in new business were offset by the effects of securities market volatility which resulted in a decline in partnership and mutual fund income, and higher incurred benefits of $36 million on a closed block of business with guaranteed benefits.
     Personal accident premiums and other considerations continue to grow at a modest rate. Strong growth in Europe was offset by declines in Japan, which has been adversely affected by increased competition and market saturation. When compared to the same period in 2006, net investment income increased due to higher invested assets. Operating income declined for the three months ended September 30, 2007 compared to the same period in 2006 due to changes in actuarial estimates, which decreased operating income in 2007 by $14 million and increased operating income in 2006 by $29 million.
     Group products premiums and other considerations increased for the three months ended September 30, 2007 compared to the same period in 2006 primarily due to rapidly growing credit business in Europe and higher fee income from pension business in Brazil. Net investment income declined over the same period last year as policyholder trading gains were negatively affected by the volatile securities market. Operating income increased compared to the same period in 2006 reflecting higher premium revenues.
     Individual fixed annuities premiums and other considerations growth reflects higher surrender charges from U.S. dollar contracts in Japan where a weak yen makes it attractive for certain policyholders to lock in foreign exchange gains in excess of surrender charges. Surrender charges were $46 million and $22 million for the three months ended September 30, 2007 and 2006, respectively. Operating income also reflected higher net realized capital gains.
     Individual variable annuity deposits declined in Europe due to a change in consumer tax benefits for certain off-shore products, but increased in Japan as the bank distribution base for new products with guarantees is steadily expanding. New on-shore products are being launched in the U.K. to replace declining sales of off-shore products. Net investment income for the three months ended September 30, 2007 declined compared to the same period in 2006 due to lower policyholder trading gains as a result of the volatility in the securities markets. Net investment income in 2007 also included trading account losses of $74 million, offset partially by higher fees generated from the growth in assets under management compared to the same period in 2006.

American International Group, Inc. and Subsidiaries
Year-to-date Japan and Other Results

	Premiums and	Net	Net Realized
	Other	Investment	Capital Gains	Total	Operating
(in millions)	Considerations	Income	(Losses)	Revenues	Income

Nine Months Ended September 30, 2007
Life insurance	$3,785	$1,584	$96	$5,465	$1,219
Personal accident	3,118	150	7	3,275	799
Group products	1,677	482	4	2,163	212
Individual fixed annuities	354	1,591	(63)	1,882	471
Individual variable annuities	302	861	—	1,163	52

Total	$9,236	$4,668	$44	$13,948	$2,753

Nine Months Ended September 30, 2006
Life insurance *	$3,608	$1,269	$300	$5,177	$1,330
Personal accident	2,954	122	36	3,112	858
Group products	1,289	393	12	1,694	201
Individual fixed annuities	229	1,398	34	1,661	457
Individual variable annuities	201	570	—	771	100

Total	$8,281	$3,752	$382	$12,415	$2,946

Percentage Increase/(Decrease) from Prior Year:

Life insurance	5%	25%	(68)%	6%	(8)%
Personal accident	6	23	(81)	5	(7)
Group products	30	23	(67)	28	5
Individual fixed annuities	55	14	—	13	3
Individual variable annuities	50	51	—	51	(48)

Total	12%	24%	(88)%	12%	(7)%

*	Includes the effect of an out of period UCITS adjustment in 2006. For the nine-month period ended September 30, 2006, the effect was an increase of $29 million for both net investment income and operating income.
Revenues for the first nine months of 2007 increased compared to the same period in 2006, primarily due to higher premiums and other considerations and net investment income partially offset by lower net realized capital gains. Investment income increased due to growth in assets under management and higher policyholder trading gains partially offset by lower partnership and mutual fund income for the nine months ended September 30, 2007. Operating income decreased in the first nine months of 2007 compared to the same period in 2006 due to lower net realized capital gains, trading account losses of $88 million in the U.K. associated with the variable annuity products and $62 million of additional reserve provisions related to the claims review in Japan.
     Life insurance premiums and other considerations increased in the first nine months of 2007 compared to the same period in 2006. In Japan, increased fees and policy charges related to interest sensitive whole life and U.S. dollar life insurance products, as well as strong sales of increasing term products earlier in the year, were partially offset by the runoff of the acquired blocks of business in AIG Star Life and AIG Edison Life. In Europe, growth in premiums and other considerations was driven by the growing block of single premium investment-linked products and the positive effect of foreign exchange rates. The growth in net investment income was due to higher partnership income and other yield enhancement income, income from UCITS, higher policyholder trading gains and growth in underlying invested assets. Life insurance operating income declined in the first nine months of 2007 compared to the same period in 2006 due to lower net realized capital gains.
     Personal accident premiums and other considerations grew modestly as strong growth in Europe was offset by slower growth in Japan. Net investment income increased in the first nine months of 2007 compared to the same period in 2006 primarily due to higher invested assets and increased partnership income. Operating income in the first nine months of 2007 was affected by lower realized capital gains, a $46 million provision related to the Japan claims review, and $17 million of additional expenses related to the effect of SOP 05-1. The effect of the termination of certain tax-related accident and health products in Japan diminished in the third quarter of 2007 as the renewal cycle of these policies has been completed. Loss ratios remained stable for this business.
     Group products premiums and other considerations increased for the first nine months in 2007 compared to the same period in 2006 primarily due to the growing credit business in Europe. Net investment income increased from the first nine months of 2006 primarily due to higher assets under management related to the Brazil pension business. Operating income for the first nine months of 2007 improved over the same period in 2006 primarily due to revenue growth, which was partially offset by a $16 million adverse effect related to SOP 05-1.
     Individual fixed annuity deposits declined in the first nine months of 2007 due to the effect of a weak Yen on sales in Japan as well as the market shift to variable annuity products in Japan. Assets under management however

American International Group, Inc. and Subsidiaries
continued to grow. Individual fixed annuities premiums and other considerations growth reflects a shift to front-end load products and higher surrender charges from U.S. dollar contracts in Japan where a weak yen makes it attractive for certain policyholders to lock in foreign exchange gains in excess of surrender charges. Surrender charges were $132 million and $64 million for the nine months ended September 30, 2007 and 2006, respectively. Net investment income increased due to higher average investment yields and growth in assets under management, partially offset by lower partnership income. Operating income declined in 2007 due to realized capital losses in 2007 versus realized capital gains in 2006.
     Individual variable annuity deposits declined due to the effect of tax law changes in Europe that reduced tax benefits to policyholders and lower sales in Japan. The fees generated from the growth in assets under management increased premiums and other considerations for the first nine months of 2007 compared to the same period in 2006. Net investment income increased due to higher policyholder trading gains in the first nine months of 2007 compared to the same period in 2006. Operating income declined for the first nine months of 2007 compared to the same period in 2006 primarily due to $88 million of trading account losses.
Quarterly Asia Results

	Premiums and	Net	Net Realized
	Other	Investment	Capital Gains	Total	Operating
(in millions)	Considerations	Income	(Losses)	Revenues	Income

Three Months Ended September 30, 2007
Life insurance	$2,773	$1,205	$(7)	$3,971	$619
Personal accident	470	43	7	520	86
Group products	181	31	(35)	177	5
Individual fixed annuities	4	34	(12)	26	(4)
Individual variable annuities	—	1	—	1	—

Total	$3,428	$1,314	$(47)	$4,695	$706

Three Months Ended September 30, 2006
Life insurance *	$2,638	$934	$(91)	$3,481	$492
Personal accident	394	36	(12)	418	70
Group products	140	24	7	171	45
Individual fixed annuities	12	26	—	38	7
Individual variable annuities	1	—	—	1	1

Total	$3,185	$1,020	$(96)	$4,109	$615

Percentage Increase/(Decrease) from Prior Year:

Life insurance	5%	29%	—%	14%	26%
Personal accident	19	19	—	24	23
Group products	29	29	—	4	(89)
Individual fixed annuities	(67)	31	—	(32)	—
Individual variable annuities	—	—	—	—	—

Total	8%	29%	—%	14%	15%

*	Includes the effect of an out of period UCITS adjustment in 2006. For the three-month period ended September 30, 2006, the effect was an increase of $9 million for both net investment income and operating income.
     Total revenues for the three months ended September 30, 2007 increased from the same period in 2006. Premiums and other considerations growth reflects a continued trend toward investment-oriented products where only a portion of policy charges are reported as premiums. Net investment income increased due to growth in assets under management, higher equity dividends in Taiwan and higher policyholder trading gains. In Taiwan, it is customary for most companies to declare and distribute dividends in the third quarter of the calendar year. Dividend income for Taiwan was $129 million and $90 million for the three-month periods ended September 30, 2007 and 2006, respectively. Both net investment income and operating income for the three months ended September 30, 2006 included out of period income related to UCITS of $9 million. Operating income for the three months ended September 30, 2007 improved over the same period in 2006 primarily due to growth in premiums and other considerations, higher investment returns and lower net realized capital losses.
     Life insurance premiums and other considerations grew modestly in the three months ended September 30, 2007 compared to the same period in 2006, despite strong growth in both first year and single premium business in the quarter. The strong sales growth, principally in Taiwan, Hong Kong, Thailand and Singapore, was primarily from investment- linked products. In Taiwan, the strong sales growth in the third quarter was due to a combination of sales campaigns and anticipation of regulatory changes related to investment-linked products that will be effective in the fourth quarter of 2007. The shift in product mix from traditional life insurance products to investment-oriented products as mentioned above dampens the growth rate of premiums and other considerations. Net investment income increased in the current period compared to the same period in 2006, due

American International Group, Inc. and Subsidiaries
primarily to the growth in the underlying invested assets, higher equity dividends in Taiwan and higher policyholder trading gains. Both net investment income and operating income for the three months ended September 30, 2006 included out of period income related to UCITS of $9 million. Operating income increased for the three months ended September 30, 2007 compared to the same period in 2006 as a result of growth in revenues and lower net realized capital losses.
     Personal accident premiums and other considerations increased primarily due to growth in Korea. Operating earnings reflect the combined effect of premium growth and stable loss ratios and include a benefit of $4 million resulting from SOP 05-1.
     Group products premiums and other considerations grew in the three months ended September 30, 2007 compared to the same period in 2006, reflecting higher pension management fees and growth in Australia. Operating income declined from the prior year due to realized capital losses, primarily related to hedging activities.
     Individual fixed annuities total revenues and operating income were lower for the three months ended September 30, 2007 compared to the same period in 2006 resulting from net realized capital losses. New production for the three months ended September 30, 2007 increased compared to the same period in 2006, primarily due to new products in Korea, although market demand is shifting to variable annuities.
Year-to-date Asia Results

			Net Realized
	Premiums and	Net	Capital
	Other	Investment	Gains	Total	Operating
(in millions)	Considerations	Income	(Losses)	Revenues	Income

Nine Months Ended September 30, 2007
Life insurance	$8,479	$3,663	$(49)	$12,093	$1,636
Personal accident	1,361	111	(1)	1,471	247
Group products	510	76	(68)	518	21
Individual fixed annuities	33	90	(5)	118	16
Individual variable annuities	2	3	—	5	1

Total	$10,385	$3,943	$(123)	$14,205	$1,921

Nine Months Ended September 30, 2006
Life insurance*	$8,249	$2,728	$95	$11,072	$1,742
Personal accident	1,130	91	—	1,221	222
Group products	380	70	8	458	102
Individual fixed annuities	44	72	2	118	18
Individual variable annuities	1	2	—	3	3

Total	$9,804	$2,963	$105	$12,872	$2,087

Percentage Increase/(Decrease) from Prior Year:

Life insurance	3%	34%	—%	9%	(6)%
Personal accident	20	22	—	20	11
Group products	34	9	—	13	(79)
Individual fixed annuities	(25)	25	—	—	(11)
Individual variable annuities	100	50	—	67	(67)

Total	6%	33%	—%	10%	(8)%

*	Includes the effect of an out of period UCITS adjustment in 2006. For the nine-month period ended September 30, 2006 the effect was an increase of $208 million and $137 million in net investment income and operating income, respectively.
Revenues for the first nine months of 2007 were higher than the same period in 2006, but operating income declined compared to the same period in 2006 due to net realized capital losses in 2007 compared to net realized capital gains in 2006 and the positive effect from out of period adjustments in 2006. Premiums and other considerations increased over the same period in 2006, reflecting a continued trend toward investment-oriented products where only a portion of policy charges are reported as premium. Sales of investment-linked life products have been particularly strong in Hong Kong, Korea, Singapore, and more recently in Taiwan. Net investment income grew due to higher policyholder trading gains, higher equity dividends in Taiwan of $41 million and growth in underlying invested assets. Net investment income and operating income for the nine months ended September 30, 2006 included out of period income related to UCITS of $208 million and $137 million, respectively. Net realized capital losses in the current period compared to net realized capital gains in the same period in 2006 reduced the growth rate in revenues and

American International Group, Inc. and Subsidiaries
caused the decline in operating income. The net realized capital losses in the current period were driven primarily by the change in fair value of derivatives that do not qualify for hedge accounting treatment under FAS 133.
     Life insurance premiums and other considerations were up slightly in the first nine months of 2007 compared to the same period in 2006, benefiting from improved sales in Thailand and the favorable effect of foreign exchange rates, partially offset by the shift in product mix from traditional life insurance products to investment-oriented products as discussed above. Net investment income grew in the current period compared to the same period in 2006, due primarily to higher policyholder trading gains, the growth in the underlying invested assets and higher equity dividends in Taiwan. Operating income decreased in the first nine months of 2007 compared to the same period in 2006, due to net realized capital losses and the positive effect on prior year operating income from the out of period adjustments discussed above. Operating income for the first nine months of 2007 included a $50 million charge related to balance sheet reconciliation remediation activity.
     Personal accident revenues grew for the first nine months of 2007 compared to the same period in 2006 primarily due to higher premiums and other considerations particularly in Korea and Taiwan. Operating earnings reflect the combined effect of premium growth and stable loss ratios and a $10 million positive effect related to SOP 05-1.
     Group products premiums and other considerations grew in the first nine months of 2007 compared to the same period in 2006 due to higher pension management fees and sales in the first nine months of 2007 compared to the same period in 2006. Operating income declined in the first nine months of 2007 compared to the same period in 2006, primarily due to net realized capital losses resulting from hedging activities and higher incurred policy losses and benefits of $10 million due to a 2007 out of period reserve charge.
     Individual fixed annuities total revenues were unchanged in the first nine months of 2007 compared to the same period in 2006, due primarily to higher investment income, offset by lower premiums and other considerations and realized capital losses in 2007 compared to realized capital gains in 2006. Deposits for the nine months ended September 30, 2007 were flat compared to the same period in 2006 due to increased competition and a market shift to variable life products in Korea.
Domestic Life Insurance Results
Quarterly Domestic Life Insurance Results
Domestic Life Insurance results, presented by sub-product were as follows:

			Net
			Realized
	Premiums	Net	Capital		Operating
	and Other	Investment	Gains	Total	Income
(in millions)	Considerations	Income	(Losses)	Revenues	(Loss)

Three Months Ended September 30, 2007
Life insurance	$586	$375	$(253)	$708	$(56)
Home service	189	160	(29)	320	52
Group life/health	211	48	(5)	254	53
Payout annuities(a)	494	287	(10)	771	(13)
Individual fixed annuities	2	27	5	34	10
Individual annuities – runoff(b)	13	88	(3)	98	15

Total	$1,495	$985	$(295)	$2,185	$61

Three Months Ended September 30, 2006
Life insurance	$546	$347	$(110)	$783	$97
Home service	196	167	1	364	87
Group life/health	256	55	(1)	310	19
Payout annuities	414	253	(9)	658	25
Individual fixed annuities	2	21	–	23	8
Individual annuities – runoff(b)	10	115	(4)	121	25

Total	$1,424	$958	$(123)	$2,259	$261

Percentage Increase/(Decrease) from Prior Year:
Life insurance	7%	8%	–%	(10)%	–%
Home service	(4)	(4)	–	(12)	(40)
Group life/health	(18)	(13)	–	(18)	179
Payout annuities	19	13	–	17	–
Individual fixed annuities	–	29	–	48	25
Individual annuities – runoff(b)	30	(23)	–	(19)	(40)

Total	5%	3%	–%	(3)%	(77)%

(a)	Premiums and other considerations include structured settlements, single premium immediate annuities and terminal funding annuities.

(b)	Primarily represents runoff annuity business sold through discontinued distribution relationships.

American International Group, Inc. and Subsidiaries
Domestic Life Insurance premiums and other considerations increased in the three months ended September 30, 2007 compared to the same period in 2006, primarily due to growth in the life insurance business in force, which includes increased policyholder charges related to interest sensitive whole life product sales, and in payout annuity deposits, reflecting increased sales of single premium immediate annuities and terminal funding annuities. The increase was partially offset by the decline in group life/health premiums and other considerations, primarily due to the exiting of the financial institutions credit life business at the end of 2006, and in home service premiums and other considerations, as the reduction in premiums in force from normal lapses and maturities exceeded sales growth. Domestic Life Insurance operating income decreased in the three months ended September 30, 2007 compared to the same period in 2006. The decrease was primarily driven by higher net realized capital losses which consisted of both losses related to the sales of securities and an increase in other-than-temporary declines related to the fixed income portfolio and derivative losses. Operating income also included a $30 million out of period adjustment to increase group annuity reserves for payout annuities in connection with AIG’s continuing remediation efforts. These negative effects were partially offset by growth in the life insurance in-force block of business, increased net investment income, continued improvement in profit margins for the home service business and a $52 million increase primarily related to additional reinsurance recoveries related to Superior National. Offsetting these increases was an $18 million increase in DAC amortization related to SOP 05-1.
Year-to-date Domestic Life Insurance Results

			Net
			Realized
	Premiums	Net	Capital		Operating
	and Other	Investment	Gains	Total	Income
(in millions)	Considerations	Income	(Losses)	Revenues	(Loss)

Nine Months Ended September 30, 2007
Life insurance	$1,767	$1,149	$(213)	$2,703	$393
Home service	576	479	(42)	1,013	200
Group life/health	637	152	(10)	779	57
Payout annuities(a)	1,370	852	(51)	2,171	55
Individual fixed annuities	6	78	5	89	22
Individual annuities – runoff(b)	36	286	(12)	310	47

Total	$4,392	$2,996	$(323)	$7,065	$774

Nine Months Ended September 30, 2006
Life insurance	$1,619	$998	$(77)	$2,540	$485
Home service	593	470	(32)	1,031	212
Group life/health	743	161	(5)	899	30
Payout annuities	1,261	734	(45)	1,950	59
Individual fixed annuities	3	55	(3)	55	14
Individual annuities – runoff(b)	35	366	(28)	373	62

Total	$4,254	$2,784	$(190)	$6,848	$862

Percentage Increase/(Decrease) from Prior Year:
Life insurance	9%	15%	–%	6%	(19)%
Home service	(3)	2	–	(2)	(6)
Group life/health	(14)	(6)	–	(13)	90
Payout annuities	9	16	–	11	(7)
Individual fixed annuities	100	42	–	62	57
Individual annuities – runoff(b)	3	(22)	–	(17)	(24)

Total	3%	8%	–%	3%	(10)%

(a)	Premiums and other considerations include structured settlements, single premium immediate annuities and terminal funding annuities.

(b)	Primarily represents runoff annuity business sold through discontinued distribution relationships.
Domestic Life Insurance premiums and other considerations increased in the first nine months of 2007 compared to the same period in 2006. The increase was primarily due to the growth in life insurance business in force and payout annuity deposits from increased sales of structured settlements and terminal funding annuities, offset by the effect of exiting the financial institutions credit life business at the end of 2006, tightened pricing and underwriting in the group employer lines and the decline in home service premiums and other considerations. Domestic Life Insurance operating income decreased in the first nine months of 2007 compared to the same period in 2006, primarily due to higher net realized capital losses, offset by an increase in life insurance net investment income from higher partnership income and a positive change from foreign denominated emerging market bonds, higher call and tender income for life insurance and payout annuities operations, a $52 million decrease in policy benefits associated with the Superior National workers compensation reinsurance program described above and a $15 million reduction of certain litigation accruals due to favorable developments on the related matters. Life insurance operating income was also adversely affected by higher

American International Group, Inc. and Subsidiaries
mortality in 2007, although mortality was still within normal ranges. The underlying profit margins on payout annuities continue to trail the increase in payout annuity reserves due to interest spread compression from prior period calls. The higher net realized capital losses consisted primarily of an increase in other-than-temporary declines related to the fixed income portfolio and derivative losses. Operating income for the nine-month period ended September 30, 2007 was also adversely affected by a $30 million out of period adjustment to increase payout annuity reserves related to AIG’s continuing remediation efforts and a $57 million increase in DAC amortization related to SOP 05-1, $37 million of which was attributable to group life/health operations. Operating income for the nine-month period ended September 30, 2006 included a $25 million charge for litigation accruals in group life/health operations. Individual annuities — runoff net investment income and operating income decreased for the nine-month period ended September 30, 2007 compared to the same period in 2006 consistent with the declining insurance reserves partially offset by lower realized capital losses.
The following table reflects periodic Domestic Life Insurance sales by product:

	Three Months			Nine Months
	Ended			Ended
	September 30,		Percentage	September 30,		Percentage
			Increase/			Increase/
(in millions)	2007	2006	(Decrease)	2007	2006	(Decrease)

Periodic premium sales by product*:
Universal life	$52	$46	13%	$150	$289	(48)%
Variable universal life	19	15	27	44	42	5
Term life	53	59	(10)	165	182	(9)
Whole life/other	2	3	(33)	7	9	(22)

Total	$126	$123	2%	$366	$522	(30)%

* Periodic premium represents premium from new business expected to be collected over a one-year period.
     Periodic life insurance sales increased slightly for the three months ended September 30, 2007 compared to the same period in 2006 primarily as a result of the increase in indexed universal life sales and the sale of a large private placement variable universal life case. Periodic life insurance sales declined for the nine months ended September 30, 2007 compared to the same period in 2006 primarily as a result of the re-pricing of certain universal life and term products and the tightening of underwriting standards during the second half of 2006.
Domestic Retirement Services Results
Quarterly Domestic Retirement Services Results
Domestic Retirement Services results, on a sub-product basis were as follows:

	Premiums	Net	Net Realized
	and Other	Investment	Capital Gains	Total	Operating
(in millions)	Considerations	Income	(Losses)	Revenues	Income

Three Months Ended September 30, 2007
Group retirement products	$114	$510	$(116)	$508	$120
Individual fixed annuities	24	828	(177)	675	42
Individual variable annuities	159	38	(22)	175	41
Individual annuities – runoff*	3	95	(19)	79	(1)

Total	$300	$1,471	$(334)	$1,437	$202

Three Months Ended September 30, 2006
Group retirement products	$94	$563	$(3)	$654	$267
Individual fixed annuities	30	872	(12)	890	275
Individual variable annuities	132	51	8	191	56
Individual annuities – runoff*	6	111	(17)	100	5

Total	$262	$1,597	$(24)	$1,835	$603

Percentage Increase/(Decrease) from Prior Year:
Group retirement products	21%	(9)%	–%	(22)%	(55)%
Individual fixed annuities	(20)	(5)	–	(24)	(85)
Individual variable annuities	20	(25)	–	(8)	(27)
Individual annuities – runoff*	(50)	(14)	–	(21)	–

Total	15%	(8)%	–%	(22)%	(67)%

*	Primarily represents runoff annuity business sold through discontinued distribution relationships.
Total revenues and operating income for each sub-product group included in Domestic Retirement Services declined for the three months ended September 30, 2007 compared to the same period in 2006, primarily due to increased realized capital losses and lower net investment income. Net realized capital losses for group retirement products and individual fixed annuities increased due to an increase in other-than-temporary impairments and sales to reposition assets in

American International Group, Inc. and Subsidiaries
certain investment portfolios. For individual variable annuities, net realized capital losses were higher in 2007 compared to 2006, primarily due to changes in the value of certain product guarantees and related hedges associated with living benefit features. Net investment income decreased in group retirement and individual fixed annuities primarily due to lower income from partnerships. For individual variable annuities, net investment income was lower in 2007 compared to 2006 resulting from lower balances in the guaranteed fixed income option due to policyholder elections and lower partnership income. These declines were partially offset by an overall increase in variable annuity fees resulting from an increase in assets under management. Individual variable annuity fees also increased due to an increased number of contracts with living benefit features. Individual annuities — runoff operating income declined for the three months ended September 30, 2007 compared to the same period in 2006 due to lower net investment income resulting from decreases in the underlying reserves and lower yield enhancement income.
Year-to-date Domestic Retirement Services Results

	Premiums	Net	Net Realized
	and Other	Investment	Capital Gains	Total	Operating
(in millions)	Considerations	Income	(Losses)	Revenues	Income

Nine Months Ended September 30, 2007
Group retirement products	$331	$1,721	$(229)	$1,823	$661
Individual fixed annuities	75	2,723	(346)	2,452	606
Individual variable annuities	460	123	(29)	554	146
Individual annuities – runoff*	16	294	(20)	290	39

Total	$882	$4,861	$(624)	$5,119	$1,452

Nine Months Ended September 30, 2006
Group retirement products	$284	$1,674	$(116)	$1,842	$724
Individual fixed annuities	93	2,650	(264)	2,479	694
Individual variable annuities	390	153	3	546	143
Individual annuities – runoff*	15	323	(37)	301	27

Total	$782	$4,800	$(414)	$5,168	$1,588

Percentage Increase/(Decrease) from Prior Year:
Group retirement products	17%	3%	–%	(1)%	(9)%
Individual fixed annuities	(19)	3	–	(1)	(13)
Individual variable annuities	18	(20)	–	1	2
Individual annuities – runoff*	7	(9)	–	(4)	44

Total	13%	1%	–%	(1)%	(9)%

* Primarily represents runoff annuity business sold through discontinued distribution relationships.
Revenues and operating income for Domestic Retirement Services for the first nine months of 2007 declined compared to the same period in 2006 primarily due to increased realized capital losses, partially offset by higher net investment income in group retirement products and individual fixed annuities, and an overall increase in variable annuity fees resulting from the increase in assets under management and more individual variable annuity contracts with living benefit features. Net realized capital losses for Domestic Retirement Services increased due to higher other-than-temporary impairments and sales to reposition assets in certain investment portfolios for both group retirement products and individual fixed annuities, as well as from changes in the value of certain individual variable annuity product guarantees and related hedges associated with living benefit features. The increases in net investment income in group retirement products and individual fixed annuities resulted from higher partnership and yield enhancement income, while net investment income for individual variable annuities was lower in 2007 primarily due to policyholders election to shift from the fixed income option to the variable income option. Operating income for group retirement products and individual fixed annuities decreased for the nine months in 2007 driven by the lower revenues and higher expenses, including higher amortization of DAC for both product groups and higher sales inducement costs for individual fixed annuities. DAC amortization increases for group retirement products were related to the increase in surrenders and policy changes adding guaranteed minimum withdrawal benefit riders to existing contracts. DAC amortization and sales inducement cost increases for individual fixed annuities were related to increased surrenders and an approximately $32 million adjustment reflecting certain changes in actuarial estimates from the conversion to a new DAC system, as well as unlocking future assumptions and experience updates.
     Individual annuities — runoff operating income increased in the first nine months of 2007 over the same period of 2006 largely due to lower realized capital losses.

American International Group, Inc. and Subsidiaries
Domestic Retirement Services Supplemental Data
The following table presents deposits*:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

(in millions)	2007	2006	2007	2006

Group retirement products:
Annuities	$1,533	$1,335	$4,414	$4,083
Mutual funds	501	284	1,296	1,085
Individual fixed annuities	993	1,035	3,857	3,770
Individual variable annuities	1,181	1,059	3,393	3,234
Individual fixed annuities – runoff	13	13	40	42

Total	$4,221	$3,726	$13,000	$12,214

*	Excludes internal replacements.
Domestic Retirement Services deposits increased for the three months ended September 30, 2007 compared to the same period in 2006. Group retirement deposits increased 26 percent in the three months ended September 30, 2007 compared to the same period in 2006 as a result of an increase in both group annuity deposits and group mutual funds. Over time, AIG expects that group mutual fund sales will result in a gradual reduction in overall profit margins in this business due to the growth in the lower-margin mutual fund products relative to the annuity products. Individual fixed annuity deposits decreased slightly for the three months ended September 30, 2007 compared to the same period in 2006 as a result of increased competition from bank deposit products and money market funds offering competitive short-term rates in the current yield curve environment. Individual variable annuity deposits increased 12 percent for the three months ended September 30, 2007 compared to the same period in 2006.
     Individual fixed annuity surrenders increased 19 percent in the three months ended September 30, 2007 over the same period in 2006 due to policies coming out of their surrender charge periods and increased competition from banks. AIG expects this trend to continue into 2008 as a significant amount of business comes out of its surrender charge period. Individual fixed annuity net flows for the three months ended September 30, 2007 declined compared to the same period in 2006, reflecting the higher surrenders discussed above.
     Domestic Retirement Services deposits increased for the first nine months of 2007 compared to the same period in 2006. The increase primarily reflects higher deposits from group retirement products, individual fixed annuities and individual variable annuities. Group retirement deposits increased 10 percent in the first nine months of 2007 compared to the same period in 2006 as a result of an increase in both group variable annuity and group mutual funds deposits, partially offset by slightly lower deposits in group fixed annuities. Although individual fixed annuity sales continued to face increased competition from bank deposit products and money market funds offering very competitive short-term rates in the current yield curve environment, individual fixed annuity deposits increased 2 percent for the nine months ended September 30, 2007 compared to the same period in 2006. Individual variable annuity deposits increased 5 percent in the first nine months of 2007 compared to the same period in 2006 despite the discontinuation of a major bank proprietary product.
     Group retirement surrenders increased as a result of normal maturing of the business and due to a few large group surrenders in the first three months of 2007 compared to the same period last year. Individual fixed annuity surrenders increased in the first nine months of 2007 compared to the same period in 2006 due to policies coming out of their surrender charge period and increased competition from banks. Individual fixed annuities net flows for the first nine months of 2007 declined compared to the same period in 2006, reflecting the higher surrenders discussed above, partially offset by slightly higher deposits.
The following table presents Domestic Retirement Services reserves by surrender charge category as of September 30, 2007:

	Group	Individual	Individual
	Retirement	Fixed	Variable
(in millions)	Products*	Annuities	Annuities

Zero or no surrender charge	$46,193	$9,763	$13,142
0% - 2%	6,519	2,835	5,597
Greater than 2% - 4%	3,771	7,904	5,598
Greater than 4%	3,191	27,205	9,348
Non-Surrenderable	875	3,429	92

Total	$60,549	$51,136	$33,777

*	Excludes mutual funds of $8.2 billion.
Surrender rates increased for group retirement products and individual fixed annuities for the first nine months of 2007 compared to the same period in 2006. Surrender rates for group retirement products increased as a result of normal maturing of the business and due to a few large group surrenders in the first nine months of 2007 compared to the same period in 2006. New products and strategies have been introduced to retain assets. The increase in the surrender rate for fixed annuities continues to be driven by a relatively flat yield curve and the general aging of the in-force block; however, less than 20 percent of the individual fixed annuity reserves as of September 30, 2007 were available for surrender without charge. Individual variable annuities surrender rates were slightly lower in the first nine months of 2007 compared to the same period in 2006.
     An increase in the level of surrenders in any of these businesses or in the individual fixed annuities runoff block could accelerate the amortization of DAC and negatively affect fee income earned on assets under management.

American International Group, Inc. and Subsidiaries
The following table presents the net flows(a) by line of business:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

(in millions)	2007	2006	2007	2006

Group retirement products(b)	$319	$158	$453	$793
Individual fixed annuities	(1,535)	(1,179)	(3,047)	(2,198)
Individual variable annuities	26	11	(59)	(34)
Individual fixed annuities – runoff	(213)	(286)	(705)	(772)

Total	$(1,403)	$(1,296)	$(3,358)	$(2,211)

(a)	Net flows are defined as deposits received less benefits, surrenders, withdrawals and death benefits.
(b)	Includes mutual funds.
Higher surrenders in the group retirement and individual fixed annuity blocks, offset somewhat by increased deposits on both blocks, resulted in negative net flows for the first nine months of 2007. The continuation of the current interest rate and competitive environment would prolong this trend.

American International Group, Inc. and Subsidiaries
Life Insurance & Retirement Services Net Investment Income and Net Realized Capital Gains (Losses)
The following table summarizes the components of Net investment income:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

(in millions)	2007	2006	2007	2006

Foreign Life Insurance & Retirement Services:
Fixed maturities, including short-term investments	$2,031	$1,720	$5,846	$4,968
Equity securities	239	142	386	255
Interest on mortgage, policy and collateral loans	119	114	346	333
Partnership income	—	36	86	76
Unit investment trusts(a)	(14)	28	107	223
Other(b)	(42)	26	89	91

Total investment income before policyholder income and trading gains (losses)	2,333	2,066	6,860	5,946
Policyholder investment income and trading gains (losses)(c)	141	485	2,017	969

Total investment income	2,474	2,551	8,877	6,915

Investment expenses	107	61	266	200

Net investment income	$2,367	$2,490	$8,611	$6,715

Domestic Life Insurance:
Fixed maturities, including short-term investments	$865	$864	$2,646	$2,563
Equity securities	3	1	1	3
Interest on mortgage, policy and collateral loans	110	88	312	257
Partnership income — excluding Synfuels	26	24	113	36
Partnership income (loss) — Synfuels	(26)	(20)	(101)	(79)
Unit investment trusts	(2)	2	2	2
Other(b)	11	13	51	43

Total investment income before policyholder income and trading gains (losses)	987	972	3,024	2,825

Policyholder investment income and trading gains (losses)(c)	9	-	9	-

Total investment income	996	972	3,033	2,825

Investment expenses	11	14	37	41

Net investment income	$985	$958	$2,996	$2,784

Domestic Retirement Services:
Fixed maturities, including short-term investments	$1,325	$1,404	$4,089	$4,232
Equity securities	4	5	28	10
Interest on mortgage, policy and collateral loans	141	113	397	328
Partnership income — excluding Synfuels	6	79	389	280
Other(b)	9	10	1	(10)

Total investment income	1,485	1,611	4,904	4,840

Investment expenses	14	14	43	40

Net investment income	$1,471	$1,597	$4,861	$4,800

Total:
Fixed maturities, including short-term investments	$4,221	$3,988	$12,581	$11,763
Equity securities	246	148	415	268
Interest on mortgage, policy and collateral loans	370	315	1,055	918
Partnership income — excluding Synfuels	32	139	588	392
Partnership income (loss) — Synfuels	(26)	(20)	(101)	(79)
Unit investment trusts(a)	(16)	30	109	225
Other(b)	(22)	49	141	124

Total investment income before policyholder income and trading gains (losses)	4,805	4,649	14,788	13,611
Policyholder investment income and trading gains (losses)(c)	150	485	2,026	969

Total investment income	4,955	5,134	16,814	14,580

Investment expenses	132	89	346	281

Net investment income(d)	$4,823	$5,045	$16,468	$14,299

(a)	Includes the effect of an out of period UCITS adjustment in 2006. For the three and nine-month periods ended September 30, 2006 the effect was an increase of $24 million and $240 million, respectively, in net investment income and $24 million and $169 million, respectively, in operating income.
(b)	Other includes real estate income, income on non-partnership invested assets, securities lending and Foreign Life Insurance & Retirement Services’ equal share of the results of AIG Credit Card Company (Taiwan).
(c)	Relates principally to assets held in various trading securities accounts that do not qualify for separate account treatment under SOP 03-1. These amounts are offset by an equal change included in incurred policy losses and benefits.
(d)	Includes call and tender income.
Net investment income decreased for the three-month period ended September 30, 2007 compared to the same period in 2006. Securities market volatility significantly affected the net investment income results for this quarter as partnership and hedge fund income, UCITS and mutual fund income and policyholder trading gains fell below last year’s results. Net

American International Group, Inc. and Subsidiaries
investment income increased for the nine-month period ended September 30, 2007 compared to the same period in 2006. Fixed maturities income rose as the underlying invested asset base grew. Yield enhancement activity increased over the same period in 2006. Earnings on certain interests in UCITS for the first nine months of 2007 were lower than the same period in 2006 as results in 2006 included a $240 million out of period adjustment. Policyholder trading gains (losses) increased for the nine months ended September 30, 2007 compared to the same period in 2006 and generally follow the trend of equity markets in the respective periods. Net investment income for certain operations include investments in structured notes linked to emerging market sovereign debt that incorporates both interest rate risk and currency risk. For 2007, these investments generated income of $1 million and $44 million for the three and nine-month periods ended September 30, 2007, respectively, compared to income of $6 million and losses of $22 million for the same periods in 2006. In addition, period to period comparisons of investment income for some investment activities, particularly partnership income, are affected by yield enhancement activity. See also Insurance and Asset Management Invested Assets herein.
     AIG generates income tax credits as a result of investing in synthetic fuel production (synfuels) related to the investment loss shown in the above table and records those benefits separately from segment operating results in its consolidated provision for income taxes. The amounts of those income tax credits were $115 million and $79 million for the first nine months of 2007 and 2006, respectively. For a further discussion of the effect of fluctuating domestic crude oil prices on synfuel tax credits, see Note 6(c) of Notes to Consolidated Financial Statements.
The following table summarizes Net realized capital gains (losses) by major category:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

(in millions)	2007	2006	2007	2006

Foreign Life Insurance & Retirement Services:
Sales of fixed maturities	$(122)	$(28)	$(167)	$(174)
Sales of equity securities	205	14	417	415
Other:
Foreign exchange transactions	247	133	337	43
Derivatives instruments	(130)	(219)	(195)	127
Other-than-temporary decline	(90)	(33)	(552)	(78)
Other(a)	28	104	81	154

Total Foreign Life Insurance & Retirement Services	$138	$(29)	$(79)	$487

Domestic Life Insurance:
Sales of fixed maturities	$(18)	$1	$(57)	$(60)
Sales of equity securities	1	8	6	14
Other:
Foreign exchange transactions	5	(6)	7	(6)
Derivatives instruments	(121)	(98)	(91)	17
Other-than-temporary decline	(96)	(24)	(164)	(139)
Other(b)	(66)	(4)	(24)	(16)

Total Domestic Life Insurance	$(295)	$(123)	$(323)	$(190)

Domestic Retirement Services:
Sales of fixed maturities	$(20)	$19	$(80)	$(69)
Sales of equity securities	4	(8)	20	23
Other:
Foreign exchange transactions	6	(13)	13	(13)
Derivatives instruments	(34)	13	(81)	(23)
Other-than-temporary decline	(148)	(40)	(334)	(301)
Other(b)	(142)	5	(162)	(31)

Total Domestic Retirement Services	$(334)	$(24)	$(624)	$(414)

Total:
Sales of fixed maturities	$(160)	$(8)	$(304)	$(303)
Sales of equity securities	210	14	443	452
Other:
Foreign exchange transactions	258	114	357	24
Derivative instruments	(285)	(304)	(367)	121
Other-than-temporary decline	(334)	(97)	(1,050)	(518)
Other	(180)	105	(105)	107

Total:	$(491)	$(176)	$(1,026)	$(117)

(a)	Includes losses of $16 million and $15 million for the three-month periods ended September 30, 2007 and 2006, respectively, and losses of $21 million and gains of $33 million for the nine months ended September 30, 2007 and 2006, respectively, allocated to participating policyholders.
(b)	Includes losses of $71 million and $130 million for Domestic Life Insurance and Domestic Retirement Services, respectively, for the three and nine-month periods ended September 30, 2007, related to sales to reposition assets in certain investment portfolios.

American International Group, Inc. and Subsidiaries
Net realized capital gains (losses) include normal portfolio transactions as well as derivative gains (losses) for transactions that did not qualify for hedge accounting treatment under FAS 133, foreign exchange gains and losses and other-than-temporary declines in the value of investments. In the first nine months of 2007, Life Insurance & Retirement Services operations incurred losses of $1 billion from the decrease in the value of securities deemed to be other than temporarily impaired. These losses were related to both the decline in value of U.S. dollar bonds held in Thailand and Singapore, which reflects the depreciation of the U.S. dollar against local currencies, and a change in management’s intent to hold the securities to recovery, in part, due to the recent volatility in the securities markets. Net realized capital losses in the Foreign Life operations in the first nine months of 2007 include losses of $195 million related to derivatives that did not qualify for hedge accounting treatment compared to a gain of $127 million in the same period in 2006. Derivatives in the Foreign Life operations are primarily used to economically hedge cash flows related to U.S. dollar bonds back to the respective currency of the country, principally in Taiwan, Thailand, and Singapore. The corresponding foreign exchange gain or loss with respect to the economically hedged bond is deferred in accumulated other comprehensive income until the bond is sold or deemed to be other than temporarily impaired.
Deferred Policy Acquisition Costs, Sales Inducement Assets and Future Policy Benefit Reserves
DAC for Life Insurance & Retirement Services products arises from the deferral of those costs that vary with, and are directly related to, the acquisition of new or renewal business. Policy acquisition costs for life insurance products are generally deferred and amortized over the premium paying period of the policy. Policy acquisition costs that relate to universal life and investment-type products, including variable and fixed annuities (investment-oriented products), are deferred and amortized, with interest, as appropriate, in relation to the historical and future incidence of estimated gross profits to be realized over the estimated lives of the contracts. Total acquisition costs deferred increased $138 million in the first nine months of 2007 compared to the first nine months in 2006, primarily due to higher production in the Foreign Life operations partially offset by lower Domestic Life sales. Total amortization expense increased $307 million compared to the first nine months in 2006. Annualized amortization expense levels for 2007 and 2006 are approximately 13 percent of the opening DAC balance.

American International Group, Inc. and Subsidiaries
The following table summarizes the major components of the changes in DAC/ Value of Business Acquired (VOBA) and Sales Inducement Assets (SIA):

	Nine Months Ended September 30,

(in millions)	2007			2006

	DAC/VOBA	SIA	Total	DAC/VOBA	SIA	Total

Foreign Life Insurance & Retirement Services
Balance at beginning of year	$21,153	$404	$21,557	$17,638	$192	$17,830
Acquisition costs deferred	4,047	99	4,146	3,735	79	3,814
Amortization charged to income or credited to operating income:
Related to net realized capital gains (losses)	44	—	44	3	—	3
Related to unlocking future assumptions	53	4	57	63	—	63
All other amortization	(2,141)	(12)	(2,153)	(1,894)	(16)	(1,910)
Change in unrealized gains (losses) on securities	558	13	571	232	(2)	230
Increase (decrease) due to foreign exchange	125	4	129	554	9	563
Other *	68	—	68	—	96	96

Balance at end of period	$23,907	$512	$24,419	$20,331	$358	$20,689

Domestic Life Insurance
Balance at beginning of year	$6,006	$46	$6,052	$5,184	$31	$5,215
Acquisition costs deferred	656	12	668	856	14	870
Amortization charged to income or credited to operating income:
Related to net realized capital gains (losses)	8	—	8	20	—	20
All other amortization	(526)	(4)	(530)	(529)	(1)	(530)
Change in unrealized gains (losses) on securities	197	—	197	369	—	369
Increase (decrease) due to foreign exchange	80	—	80	20	—	20
Other *	(64)	—	(64)	—	—	—

Balance at end of period	$6,357	$54	$6,411	$5,920	$44	$5,964

Domestic Retirement Services
Balance at beginning of year	$5,651	$887	$6,538	$5,284	$871	$6,155
Acquisition costs deferred	553	150	703	522	173	695
Amortization charged to income or credited to operating income:
Related to net realized capital gains (losses)	96	22	118	58	19	77
Related to unlocking future assumptions	4	(17)	(13)	(1)	—	(1)
All other amortization	(677)	(120)	(797)	(572)	(109)	(681)
Change in unrealized gains (losses) on securities	314	62	376	353	(91)	262

Balance at end of period	$5,941	$984	$6,925	$5,644	$863	$6,507

Total Life Insurance & Retirement Services
Balance at beginning of year	$32,810	$1,337	$34,147	$28,106	$1,094	$29,200
Acquisition costs deferred	5,256	261	5,517	5,113	266	5,379
Amortization charged to income or credited to operating income:
Related to net realized capital gains (losses)	148	22	170	81	19	100
Related to unlocking future assumptions	57	(13)	44	62	—	62
All other amortization	(3,344)	(136)	(3,480)	(2,995)	(126)	(3,121)
Change in unrealized gains (losses) on securities	1,069	75	1,144	954	(93)	861
Increase (decrease) due to foreign exchange	205	4	209	574	9	583
Other *	4	—	4	—	96	96

Balance at end of period	$36,205	$1,550	$37,755	$31,895	$1,265	$33,160

*	Current year primarily represents the cumulative effect of the adoption of SOP 05-1. Prior year represents a balance sheet reclassification.
     DAC for insurance-oriented, investment-oriented and retirement services products is reviewed for recoverability, which involves estimating the future profitability of current business. This review involves significant management judgment. If actual future profitability is substantially lower than estimated, AIG’s results of operations could be significantly affected in future periods.
Future Policy Benefit Reserves
Periodically, the net benefit reserves (policy benefit reserves less DAC) established for Life Insurance & Retirement Services companies are tested to ensure that, including consideration of future expected premium payments, they are adequate to provide for future policyholder benefit obligations. The assumptions used to perform the tests are

American International Group, Inc. and Subsidiaries
current best-estimate assumptions as to policyholder mortality, morbidity, terminations, company maintenance expenses and invested asset returns. For long duration traditional business, a “lock-in” principle applies, whereby the assumptions used to calculate the benefit reserves and DAC are set when a policy is issued and do not change with changes in actual experience. These assumptions include margins for adverse deviation in the event that actual experience might deviate from these assumptions. For business in force outside of North America, 46 percent of total policyholder benefit liabilities at September 30, 2007 resulted from traditional business where the lock-in principle applies. In most foreign locations, guarantees have been made to pay benefits to policyholders for many decades into the future.
     As experience changes over time, the best-estimate assumptions are updated to reflect the observed changes. Because of the long-term nature of many of AIG’s liabilities subject to the lock-in principle, small changes in certain of the assumptions may cause large changes in the degree of reserve adequacy. In particular, changes in estimates of future invested asset return assumptions have a large effect on the degree of reserve adequacy.
Taiwan
Beginning in 2000, the yield available on Taiwanese 10-year government bonds dropped from approximately 6 percent to approximately 2.6 percent at September 30, 2007. Yields on most other invested assets have correspondingly dropped over the same period. Current sales are focused on products such as:

•	variable separate account products which do not contain interest rate guarantees,

•	participating products which contain very low implied interest rate guarantees, and

•	A&H policies and riders.
     In developing the reserve adequacy analysis for Nan Shan, several key best estimate assumptions have been made:

•	Observed historical mortality improvement trends have been projected to 2014;

•	Morbidity, expense and termination rates have been updated to reflect recent experience;

•	Taiwan government bond rates are expected to remain at current levels for 10 years and gradually increase to best estimate assumptions of a market consensus view of long-term interest rate expectations. Foreign assets are assumed to comprise 35 percent of invested assets, resulting in a composite long-term investment assumption of approximately 4.8 percent; and

•	The currently permitted practice of offsetting positive mortality experience with negative interest margins, thus eliminating the need for mortality dividends, will continue.
     Future results of the reserve adequacy tests involve significant management judgment as to mortality, morbidity, expense and termination rates and investment yields. Changes in these assumptions accelerate DAC amortization and necessitate reserve strengthening.
Financial Services Operations
AIG’s Financial Services subsidiaries engage in diversified activities including aircraft and equipment leasing, capital markets, consumer finance and insurance premium finance.
Financial Services Results
Financial Services results were as follows:

	Three Months				Nine Months
	Ended				Ended
	September 30,		Percentage		September 30,		Percentage
			Increase/				Increase/
(in millions)	2007	2006	(Decrease)		2007	2006	(Decrease)

Revenues:
Aircraft Leasing(a)	$1,237	$950	30%		$3,468	$3,013	15%
Capital Markets(b)(c)	540	1,118	(52)		701	30	–
Consumer Finance(d)(e)	992	901	10		2,824	2,768	2
Other, including intercompany adjustments	16	42	(62)		116	112	4

Total	$2,785	$3,011	(8	) %	$7,109	$5,923	20%

Operating income (loss):
Aircraft Leasing(a)	$254	$47	440%		$625	$421	48%
Capital Markets(b)(c)	370	965	(62)		183	(457)	–
Consumer Finance(d)(e)	69	151	(54)		180	529	(66)
Other, including intercompany adjustments	(24)	16	(–)		20	48	(58)

Total	$669	$1,179	(43	) %	$1,008	$541	86%

(a)	Both revenues and operating income include gains (losses) from hedging activities that did not qualify for hedge accounting treatment under FAS 133, including the related foreign exchange gains and losses. For the three-month periods ended September 30, 2007 and 2006, the effect was $(19) million and

American International Group, Inc. and Subsidiaries

$(111) million, respectively. For the nine-month periods ended September 30, 2007 and 2006, the effect was $(32) million and $(56) million, respectively. These amounts result primarily from interest rate and foreign currency derivatives that are effective economic hedges of borrowings. In the second quarter of 2007, ILFC began applying hedge accounting to most of its derivatives hedging interest rate and foreign exchange risks associated with its floating rate and foreign currency denominated borrowings.
(b)	Revenues, shown net of interest expense of $1.4 billion and $802 million for the three-month periods ended September 30, 2007 and 2006, respectively, and $3.3 billion and $2.1 billion for the nine-month periods ended September 30, 2007 and 2006, respectively, were primarily from hedged financial positions entered into in connection with counterparty transactions. Both revenues and operating income include gains (losses) from hedging activities that did not qualify for hedge accounting treatment under FAS 133, including the related foreign exchange gains and losses. For the three-month periods ended September 30, 2007 and 2006, the effect was $428 million and $783 million, respectively. For the nine-month periods ended September 30, 2007 and 2006, the effect was $(185) million and $(1.1) billion, respectively. The three and nine-month periods ended September 30, 2007 include out of period charges of $20 million and $346 million, respectively, including a $380 million charge in the nine months ended September 30, 2007 to reverse net gains recognized on transfers of available for sale securities among legal entities consolidated within AIGFP. The three and nine-month periods ended September 30, 2006 include an out of period gain of $115 million and a charge of $223 million, respectively, related to the remediation of the material weakness in accounting for certain derivative transactions under FAS 133. In the first quarter of 2007, AIGFP began applying hedge accounting for certain transactions.
(c)	For the three and nine-month periods ended September 30, 2007, both revenues and operating income include an unrealized market valuation loss of $352 million on AIGFP’s super senior credit default swap portfolio.
(d)	Both revenues and operating income include gains (losses) from hedging activities that did not qualify for hedge accounting treatment under FAS 133, including the related foreign exchange gains and losses. For the three-month periods ended September 30, 2007 and 2006, the effect was $(6) million and $(73) million, respectively. For the nine-month periods ended September 30, 2007 and 2006, the effect was $(21) million and $(65) million, respectively. These amounts result primarily from interest rate and foreign currency derivatives that are effective economic hedges of borrowings. In the second quarter of 2007, AGF began applying hedge accounting to most of its derivatives hedging interest rate and foreign exchange risks associated with its floating rate and foreign currency denominated borrowings.
(e)	The nine-month period ended September 30, 2007 includes a pre-tax charge of $178 million in connection with domestic consumer finance’s mortgage banking activities.
Financial Services operating income decreased in the three-month period and increased in the nine-month period ended September 30, 2007 compared to the same periods in 2006 primarily due to differences in the accounting treatment for hedging activities. In the first quarter of 2007, AIGFP began applying hedge accounting to certain of its interest rate swaps and foreign currency forward contracts hedging its investments and borrowings. In the second quarter of 2007, AGF and ILFC began applying hedge accounting to most of their derivatives hedging interest rate and foreign exchange risks associated with their floating rate and foreign currency denominated borrowings. During 2006, hedge accounting under FAS 133 was not being applied to any of the derivatives and related assets and liabilities. Accordingly, revenues and operating income were exposed to volatility resulting from differences in the timing of revenue recognition between the derivatives and the related hedged assets and liabilities.
     The third quarter and the first nine months of 2007 included out of period charges of $49 million and $346 million, respectively, including a $380 million charge in the nine months ended September 30, 2007 to reverse net gains recognized on transfers of available for sale securities among legal entities consolidated within AIGFP. The three and nine-month periods ended September 30, 2006 included an out of period gain of $115 million and a charge of $223 million related to the remediation of the material weakness in internal control over accounting for certain derivative transactions under FAS 133.
     Beginning in the first quarter of 2007, net realized capital gains and losses, including derivative gains and losses and foreign exchange transaction gains and losses for Financial Services entities other than AIGFP, which were previously reported as part of AIG’s Other category, are now included in Financial Services revenues and operating income. For the three and nine-month periods ended September 30, 2007, the amount included in both Financial Services revenues and operating income was a loss of $66 million and a loss of $70 million, respectively. All prior periods have been revised to conform to the current presentation.
Aircraft Leasing
Aircraft Leasing operations represent the operations of ILFC, which generates its revenues primarily from leasing new and used commercial jet aircraft to foreign and domestic airlines. Revenues also result from the remarketing of commercial aircraft for ILFC’s own account, and remarketing and fleet management services for airlines and financial institutions. ILFC finances its aircraft purchases primarily through the issuance of debt instruments. ILFC economically hedges the majority of its floating rate and foreign currency denominated debt using interest rate and foreign currency derivatives. Starting in the second quarter of 2007, ILFC began applying hedge accounting to most of its derivatives. All of ILFC’s derivatives are effective economic hedges; however, since hedge accounting under FAS 133 was not applied prior to April 2, 2007, the benefits of using derivatives to hedge these exposures are not reflected in ILFC’s 2006 corporate borrowing rate. The composite borrowing rates at September 30, 2007 and 2006 were 5.28 percent and 5.14 percent, respectively.
     ILFC typically contracts to re-lease aircraft before the end of the existing lease term. For aircraft returned before the end of the lease term, ILFC has generally been able to re-lease such aircraft within two to six months of its return. As a lessor, ILFC considers an aircraft “idle” or “off lease” when the aircraft is not subject to a signed lease agreement or

American International Group, Inc. and Subsidiaries
signed letter of intent. ILFC had one aircraft off lease at September 30, 2007, and all but two new aircraft scheduled for delivery through 2008 have been leased.
Quarterly Aircraft Leasing Results
ILFC’s operating income increased in the three months ended September 30, 2007 compared to the same period of 2006 by $207 million, or 440 percent. Rental revenues increased by $160 million or 15 percent, driven by a larger aircraft fleet, higher lease rates and higher utilization. As of September 30, 2007, ILFC’s fleet subject to operating leases consisted of 894 aircraft compared to 818 aircraft as of September 30, 2006. Flight equipment marketing revenues increased by $12 million in the third quarter of 2007 compared to the same period in 2006 due to higher realization on aircraft sales. During the third quarter of 2007, ILFC realized income of $24 million from the sale of its rights against a bankrupt airline. The increase in revenues was partially offset by increases in depreciation and interest expense. Depreciation expense increased by $42 million, or 10 percent, in line with the increase in the size of the aircraft fleet. Interest expense increased by $20 million, or 5 percent, driven by additional borrowings to fund aircraft purchases and the rising cost of funds. As noted above, ILFC’s interest expense did not reflect the benefit of hedging these exposures in 2006. For the three-month periods ended September 30, 2007 and 2006, the losses from hedging activities that did not qualify for hedge accounting treatment under FAS 133, including the related foreign exchange gains and losses, were $19 million and $111 million, respectively, in both revenues and operating income.
Year-to-date Aircraft Leasing Results
ILFC’s operating income increased in the first nine months of 2007 compared to the same period in 2006 by $204 million, or 48 percent. Rental revenues increased by $432 million or 15 percent, driven by a larger aircraft fleet and higher lease rates. During the first nine months of 2007, ILFC realized income of $24 million from the sale of its rights against a bankrupt airline. The increase in revenues was partially offset by reduced flight equipment marketing revenues and increases in depreciation and interest expense. Flight marketing revenues decreased by $23 million compared to the same period in 2006 due to fewer aircraft sales. Depreciation expense increased by $133 million, or 11 percent, in line with the increase in the size of the aircraft fleet. Interest expense increased by $162 million, or 15 percent, driven by additional borrowings to fund aircraft purchases and the rising cost of funds. ILFC’s interest expense did not reflect the benefit of hedging these exposures in the first quarter of 2007 and in 2006. For the first nine months of 2007 and 2006, the losses from hedging activities that did not qualify for hedge accounting treatment under FAS 133, including the related foreign exchange gains and losses, were $32 million and $56 million, respectively, in both revenues and operating income. During the first nine months of 2006, ILFC recorded adjustments related to a tax settlement in Australia, increased credit reserves and lease accruals totaling $37 million.
Capital Markets
Capital Markets represents the operations of AIGFP, which engages as principal in a wide variety of financial transactions, including standard and customized financial products involving commodities, credit, currencies, energy, equities and rates. AIGFP also invests in a diversified portfolio of securities and principal investments and engages in borrowing activities involving the issuance of standard and structured notes and other securities, and entering into guaranteed investment agreements (GIAs).
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
     Since 1998, AIGFP has written super senior (AAA+) protection through credit default swaps, a portion of which is exposed to CDOs of residential mortgage-backed securities and other asset-backed securities. AIGFP has structured this portfolio to provide protection such that AIGFP is at risk on only the super senior portion related to a diversified portfolio of credits referenced to loans or debt securities. The super senior risk portion is the last tranche to suffer losses after significant subordination. Credit losses would have to erode all tranches junior to the super senior tranche before AIGFP would have any payment obligation. The subordination level required for each transaction is determined based on internal modeling and analysis of the pool of underlying credits. The subordination levels are not dependent on ratings determined by the rating agencies.
     At September 30, 2007, the notional amount of this credit derivative portfolio was $513 billion, covering the following asset classes:

(in billions)	Net Notional Exposure

Corporate	$294
European residential mortgages	141
Multi-sector CDO*	78

Total	$513

*	Approximately $63 billion of the multi-sector CDO pools includes some exposure to U.S. subprime mortgages.
As of October 31, 2007, all of AIGFP’s super senior exposures continued to have tranches below AIGFP’s

American International Group, Inc. and Subsidiaries
attachment point that have been explicitly rated AAA or, in AIGFP’s judgment, would have been rated AAA had they been rated. AIGFP’s portfolio of credit default swaps is carefully structured, undergoes regular monitoring, modeling and analysis and contains significant protection through collateral subordination. In addition, in December 2005, AIGFP stopped committing to writing super senior protection for CDOs that included any U.S. subprime collateral, although collateral managers are permitted to substitute collateral in some of the underlying CDOs, in each case subject to certain restrictions.
     AIGFP accounts for the super senior credit default swaps in accordance with FAS 133 “Accounting For Derivative Instruments and Hedging Activities” and Emerging Issues Task Force 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities” (EITF 02-3). In accordance with EITF 02-3, AIGFP does not recognize income in earnings at the inception of each transaction because the inputs to value these instruments are not derivable from observable market data. AIGFP values its super senior credit default swaps using internal methodologies that utilize available market observable information and incorporate management estimates and judgments when information is not available. It also employs the Binomial Expansion Technique (BET) model where appropriate to help estimate the fair value of these derivatives. The BET model utilizes credit spreads for the collateral pool obtained from an independent source. The model also utilizes diversity scores, weighted average lives, recovery rates and discount rates. The BET model does not adequately quantify the benefit of certain structural mitigants, such as triggers that accelerate the amortization of the more senior tranches, that AIGFP believes are important to the appropriate valuation of its transactions. AIG believes that the value of these mitigants could range from zero to $50 million, but is not able to reliably estimate their value at this time. Therefore, AIG’s estimate of the fair value of AIGFP’s super senior credit default swaps as of September 30, 2007 does not attribute value to these features.
     The valuation of the super senior credit derivatives has become increasingly challenging given the limitation on the availability of market observable information due to the lack of trading and price transparency in the structured finance market. These market conditions have increased the reliance on management estimates and judgments in arriving at an estimate of fair value for financial reporting purposes. Further, disparities in the valuation methodologies employed by market participants and the varying judgments reached by such participants when assessing volatile markets has increased the likelihood that the various parties to these instruments may arrive at significantly different estimates as to their fair values.
     As of October 31, 2007, AIG is aware that estimates made by certain AIGFP counterparties with respect to the fair value of certain AIGFP super senior credit default swaps and the collateral required in connection with such instruments differ significantly from AIGFP’s estimates.
     For a further description of AIGFP’s risk management practices in its credit default swaps business, see Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Segment Risk Management — Financial Services in the 2006 Annual Report on Form 10-K.
Quarterly Capital Markets Results
Capital Markets operating income decreased in the three months ended September 30, 2007 by $595 million compared to the same period in 2006, primarily due to changes in accounting related to hedging activities that did not qualify for hedge accounting treatment under FAS 133, as described below. During the third quarter of 2007, AIGFP continued to experience good transaction flow in its rates and currency products which contributed to its revenues. AIGFP recognized total net gains of $153 million for the three months ended September 30, 2007 related to credit default swaps and embedded credit derivatives in credit-linked notes. This gain was offset by an unrealized market valuation loss of $352 million related to AIGFP’s super senior credit default swap portfolio, principally written on multi-sector CDOs, and an out of period charge of $51 million for a change in the projected timing of income tax cash flows from a series of lease transactions.
     The $352 million unrealized market valuation loss represented a decline in the fair value of super senior credit derivatives for the three-month period ended September 30, 2007, resulting from the significant disruption in the structured finance markets. AIG continues to believe that it is highly unlikely that AIGFP will be required to make payments with respect to these derivatives.
     Included in the net gains of $153 million recognized by AIGFP was a net unrealized market valuation gain of $131 million on certain credit default swaps and embedded credit derivatives in credit-linked notes for the three and nine-month periods ended September 30, 2007. In these transactions, AIGFP purchased protection at the AAA to BBB-rated risk layers on portfolios of reference obligations that include multi-sector CDO obligations. This gain was driven by the significant widening in credit spreads during the period. Also included were net gains of $22 million for the three and nine-month periods ended September 30, 2007 on credit derivatives on home equity, CMBS and corporate credits.
     In addition, in the three months ended September 30, 2007 AIGFP recognized a net gain of $428 million related to hedging activities that did not qualify for hedge accounting

American International Group, Inc. and Subsidiaries
treatment under FAS 133, compared to a net gain of $783 million for the same period in 2006. The net gain in the three months ended September 30, 2007 reflects the effect of decreases in U.S. interest rates and the weakening of the U.S. dollar on derivatives hedging AIGFP’s assets and liabilities. The net gain in the third quarter of 2006 included an out of period charge of $115 million related to the remediation of the material weakness in internal control over accounting for certain derivative transactions under FAS 133.
     Financial market conditions in the three months ended September 30, 2007 were characterized by decreases in global interest rates, increases in credit spreads, higher equity valuations and a weaker U.S. dollar.
     The most significant component of Capital Markets operating expenses is compensation, which was $136 million and $115 million in the three-month periods ended September 30, 2007 and 2006, respectively. The amount of compensation is not affected by gains and losses arising from derivatives not qualifying for hedge accounting treatment under FAS 133. AIG does not currently intend to have the unrealized market valuation gains and losses described above affect the amount of compensation. Accordingly, compensation expense for the three and nine-month periods does not reflect these amounts.
     AIG elected to early adopt FAS 155, “Accounting for Certain Hybrid Financial Instruments” (FAS 155) in 2006 and AIGFP elected to apply the fair value option to certain structured notes and other financial liabilities containing embedded derivatives outstanding as of January 1, 2006. AIGFP recognized a gain of $21 million in the third quarter of 2007 and a gain of $85 million in the third quarter of 2006 on hybrid financial instruments for which it applied the fair value option under FAS 155. These amounts were largely offset by gains and losses on economic hedge positions also reflected in AIGFP’s operating income.
Year-to-date Capital Markets Results
Capital Markets operating income increased in the first nine months of 2007 by $640 million compared to the same period in 2006, primarily due to changes in accounting related to hedging activities that did not qualify for hedge accounting treatment under FAS 133, as described below. AIGFP experienced higher transaction flow in the first nine months of 2007 in its rates and currency products. Operating income for the first nine months of 2007 also includes a net unrealized market valuation gain of $131 million related to certain credit default swaps purchased against the AAA to BBB-rated risk layers on portfolios of reference obligations and net gains of $35 million on home equity, CMBS and corporate credit derivatives. These gains were offset by the net unrealized market valuation loss of $352 million and the out of period charge of $51 million, discussed above.
     In the first nine months of 2007, AIGFP also recognized a net loss of $185 million related to hedging activities that did not qualify for hedge accounting treatment under FAS 133, compared to a net loss of $1.1 billion for the same period in 2006. The first nine months of 2007 included out of period charges of $346 million, as noted above, including a charge of $380 million to reverse net gains recognized in previous periods on transfers of available for sale securities among legal entities consolidated within AIGFP, and a $166 million reduction in fair value at March 31, 2007 of certain derivatives that are an integral part of, and economically hedge, the structured transactions potentially affected by the proposed regulations issued by the U.S. Treasury Department discussed above in Overview of Operations and Business — Outlook. The net loss on AIGFP’s derivatives recognized in the first nine months of 2006 included an out of period charge of $223 million related to the remediation of the material weakness in internal control over accounting for certain derivative transactions under FAS 133. The net loss also reflects the effect of increases in U.S. interest rates and a weakening of the U.S. Dollar on derivatives hedging AIGFP’s assets and liabilities.
     Financial market conditions in the first nine months of 2007 were characterized by increases in global interest rates, increases in credit spreads, higher equity valuations and a slightly weaker U.S. dollar.
     Compensation expense was $412 million and $380 million in the first nine months of 2007 and 2006, respectively.
     AIGFP recognized a gain of $51 million in the first nine months of 2007 and a loss of $4 million in the first nine months of 2006 on hybrid financial instruments for which it applied the fair value option under FAS 155. These amounts were largely offset by gains and losses on economic hedge positions also reflected in AIGFP’s operating income.
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

American International Group, Inc. and Subsidiaries
     The majority of AGF’s finance receivables are sourced through its branches. However, a significant volume of real estate loans is also sourced through its centralized real estate operations, which include its mortgage banking activities. These loans are collateralized by first and second liens on one to four-family properties and are originated largely through broker relationships and to a lesser extent are originated through correspondent relationships and directly to consumers. The majority of these loans are sold to investors on a servicing-released basis. These real estate loans usually have maximum original terms of 360 months, are generally considered non conforming and include fixed, adjustable and hybrid-adjustable loans. From July 2003 through May 2006, AGF’s centralized real estate operations originated loans through a servicing arrangement with AIG Federal Savings Bank (AIG Bank), a federally chartered thrift. The origination relationship was terminated in the first quarter of 2006. Since then, all new loans have been originated directly by AGF subsidiaries under their own state licenses.
     On June 7, 2007, AIG’s domestic consumer finance operations, consisting of AIG Bank, AGF’s mortgage banking subsidiary Wilmington Finance, Inc. (WFI) and AGF, entered into a Supervisory Agreement with the Office of Thrift Supervision (OTS). The Supervisory Agreement pertains to certain mortgage loans originated in the name of AIG Bank from July 2003 through early May 2006 pursuant to a servicing agreement between WFI and AIG Bank, which was terminated in February 2006. Pursuant to the terms of the Supervisory Agreement, AIG Bank, WFI and AGF have undertaken a financial remediation program whereby certain borrowers may be provided loans on more affordable terms and/or reimbursed for certain fees. Pursuant to the requirements of the Supervisory Agreement, AGF has engaged the services of an external consultant to monitor, evaluate and periodically report to the OTS with respect to the matters covered by the Supervisory Agreement. Separately, the domestic consumer finance operations also committed to donate $15 million to certain not-for-profit organizations to support their efforts to promote financial literacy and credit counseling.
     Management’s best estimate of the cost of implementing the financial remediation plan contemplated by the Supervisory Agreement, including the $15 million donation, was $178 million at September 30, 2007. A charge in the amount of $128 million was recorded in the first quarter of 2007 while the remaining $50 million was recorded in the second quarter of 2007 at the time the terms of the Supervisory Agreement were finalized. As the estimate is based on judgments and assumptions made by management, the actual cost of implementing the financial remediation plan may differ from this estimate.
     AIG’s foreign consumer finance operations are principally conducted through AIG Consumer Finance Group, Inc. (AIGCFG). AIGCFG operates primarily in emerging and developing markets. AIGCFG has operations in Argentina, China, Hong Kong, Mexico, Philippines, Poland, Taiwan and Thailand and most recently began operations in India through the acquisition of a majority interest in a sales finance lending operation during the first quarter of 2007 and the acquisition of a mortgage lending operation in the second quarter of 2007. In addition, AIGCFG expanded its distribution channels in Thailand by acquiring in the first quarter of 2007 an 80 percent interest in a company with a network of over 130 branches for secured consumer lending. AIGCFG is continuously exploring expansion opportunities in its existing operations as well as new geographic locations throughout the world. Certain of the AIGCFG operations are partly or wholly owned by life insurance subsidiaries of AIG. Accordingly, the financial results of those companies are allocated between Financial Services and Life Insurance & Retirement Services according to their ownership percentages. While products vary by market, the businesses generally provide credit cards, unsecured and secured non-real estate loans, term deposits, savings accounts, retail sales finance and real estate loans. AIGCFG originates finance receivables through its branches and direct solicitation. AIGCFG also originates finance receivables indirectly through relationships with retailers, auto dealers, and independent agents.
Quarterly Consumer Finance Results
Consumer Finance operating income decreased by $82 million, or 54 percent, in the three months ended September 30, 2007 compared to the same period in 2006.
     The operating income from the domestic consumer finance operations, which include the operations of AGF and AIG Bank, decreased by $68 million, or 49 percent, for the three months ended September 30, 2007 compared to the same period in 2006. For the three months ended September 30, 2007, domestic results were adversely affected by the weakening housing market and tighter underwriting guidelines, which resulted in lower originations of real estate loans.
     AGF’s net finance receivables totaled $25.4 billion at September 30, 2007, an increase of approximately $1 billion compared to the prior year period, including $19.5 billion of real estate secured loans, most of which were underwritten with full income verification. The increase in the net finance receivables resulted in a similar increase in revenues generated from these assets.
     AGF’s revenues increased $34 million or 5 percent during the three-month period ended September 30, 2007 compared to the same period in 2006. Revenues from AGF’s mortgage banking activities decreased $68 million or 87 percent during the three-month period ended September 30, 2007 compared to the same period in 2006. The decrease in revenues was primarily caused by a

American International Group, Inc. and Subsidiaries
significantly reduced origination volume, and to a lesser extent, tighter underwriting guidelines, reduced third party margins and higher warranty reserves, which cover obligations to repurchase loans sold to third-party investors should there be a first payment default or breach of representations and warranties.
     AGF’s interest expense increased by $9 million or 3 percent as its long-term borrowing rate increased in the three months ended September 30, 2007 compared to the same period in 2006. During the three months ended September 30, 2007, AGF recorded a net loss of $5 million on its derivatives that did not qualify for hedge accounting under FAS 133, including the related foreign exchange losses, compared to a net loss of $67 million for the same period in 2006. Commencing in the second quarter of 2007, AGF began applying hedge accounting.
     Revenues from the foreign consumer finance operations increased by approximately 32 percent to $232 million in the three months ended September 30, 2007 compared to the same period in 2006. Loan growth, particularly in Poland, Thailand and Latin America, was the primary driver of the higher revenues. The increase in revenues was more than offset by higher expenses associated with branch expansions, acquisition activities and product promotion campaigns.
Year-to-date Consumer Finance Results
Consumer Finance operating income decreased by $349 million, or 66 percent, in the first nine months of 2007 compared to the same period in 2006.
     The operating income for the first nine months of 2007 from the domestic consumer finance operations decreased by $379 million or 72 percent from the same period of 2006. Pursuant to the terms of the Supervisory Agreement, as discussed above, charges of $178 million were recorded during the first nine months of 2007.
     Additionally, for the first nine months of 2007, domestic results were adversely affected by the weakening housing market and tighter underwriting guidelines, which resulted in lower originations for real estate loans.
     Although mortgage loan originations declined in the first nine months of 2007, the softening of home price appreciation (reducing the equity customers may be able to extract from their homes by refinancing) contributed to an increase in non-real estate loans of 12 percent at September 30, 2007 compared to September 30, 2006. Retail sales finance receivables also increased 19 percent compared to September 30, 2006 due to increased marketing efforts and customer demand. AGF’s centralized real estate business segment finance receivables decreased by 2 percent while branch business segment finance receivables increased by 9 percent. AGF’s results for the first nine months of 2007 also included a recovery of $65 million from a favorable out of court settlement.
     AGF’s revenues decreased $69 million or 3 percent for the nine-month period ended September 30, 2007 compared to the same period in 2006. Revenues from AGF’s mortgage banking activities decreased $306 million or 152 percent during the nine-month period ended September 30, 2007 compared to the same period in 2006, which also reflects charges relating to the Supervisory Agreement. The decrease in revenues was primarily caused by significantly reduced origination volume, and to a lesser extent, tighter underwriting guidelines, a shift in distribution channels, and higher warranty reserve, which covers AGF’s obligations to repurchase loans sold to third-party investors should there be a first payment default or breach of representations and warranties.
     AGF’s interest expense increased by $73 million or 8 percent as both its short-term and long-term borrowing rates increased in the first nine months of 2007 compared to the same period in 2006. Its short-term borrowing rates averaged 5.40 percent in the first nine months of 2007 compared to 5.06 percent in the same period of 2006, while long-term borrowing rates averaged 5.19 percent in the first nine months of 2007 compared to 4.97 percent in the first nine months of 2006.
     For the first nine months of 2007, domestic consumer finance revenues and operating income also declined from the prior year, partially due to the change in fair value of the derivatives hedging borrowings which did not qualify for hedge accounting treatment under FAS 133 during either period. During the first nine months of 2007, AGF recorded a net loss of $24 million on such derivatives, including the related foreign exchange losses, compared to a net loss of $63 million for the same period in 2006.
     Revenues from the foreign consumer finance operations increased by 25 percent in the first nine months of 2007 compared to the same period of 2006. Loan growth, particularly in Poland, Thailand and Latin America, was the primary driver of the increased revenues. The increase in revenues were more than offset by higher expenses associated with branch expansions, acquisition activities and product promotion campaigns. Operating income in the first nine months of 2006 reflects AIGCFG’s $44 million share of the allowance for losses related to industry-wide credit deterioration in the Taiwan credit card market.
Credit Quality of Finance Receivables
     The overall credit quality of AGF’s finance receivables portfolio deteriorated modestly due to negative economic fundamentals, a higher proportion of non-real estate loans and retail sales finance loans and the aging of the real estate loan portfolio.

American International Group, Inc. and Subsidiaries
     As of September 30, 2007, the 60-day delinquency rate for the entire portfolio increased by 55 basis points to 2.47 percent compared to the same period in 2006, while the 60-day delinquency rate for the real estate loans increased by 63 basis points to 2.22 percent. For the three months ended September 30, 2007, AGF’s net charge-off rate increased to 1.15 percent compared to 0.92 percent for the same period in 2006 and for the nine months ended September 30, 2007 increased to 1.05 percent compared to 0.89 percent for the same period in 2006, which reflected $6 million of non-recurring recoveries recorded in the first quarter of 2006.
     AGF’s allowance for finance receivables losses as a percentage of outstanding receivables was 2.11 percent at September 30, 2007 compared to 1.99 percent at September 30, 2006.
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
     From time to time, AIG Investments acquires alternative investments, primarily consisting of direct private equity investments, on a temporary basis, “warehousing” such investments until the investment or economic benefit thereof is transferred to a fund or other AIG managed investment product. As a consequence of this warehousing activity, AIG incurs the cost of carrying these investments and consolidates the balance sheet and operating results until the new managed investment product is launched.
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

American International Group, Inc. and Subsidiaries
Asset Management Results
Asset Management results were as follows:

	Three Months			Nine Months
	Ended			Ended
	September 30,		Percentage	September 30,		Percentage
			Increase/			Increase/
(in millions)	2007	2006	(Decrease)	2007	2006	(Decrease)

Revenues:
Spread-Based Investment Business	$555	$552	1%	$2,304	$1,924	20%
Institutional Asset Management:
Institutional Asset Management	362	255	42	1,635	883	85
Consolidated Managed Partnerships & Funds	300	58	417	765	422	81
Consolidated Warehouse Investments	458	-	-	465	-	-

Total Institutional Asset Management	1,120	313	258	2,865	1,305	120
Brokerage Services and Mutual Funds	83	71	17	243	217	12
Other	66	57	16	309	201	54

Total	$1,824	$993	84%	$5,721	$3,647	57%

Operating income:
Spread-Based Investment Business	$24	$44	(45)%	$759	$467	63%
Institutional Asset Management:
Institutional Asset Management	49	46	7	737	311	137
Consolidated Managed Partnerships & Funds	293	44	566	748	410	82
Consolidated Warehouse Investments*	(39)	-	-	(79)	-	-

Total Institutional Asset Management	303	90	237	1,406	721	95
Brokerage Services and Mutual Funds	27	23	17	74	67	10
Other	65	54	20	302	190	59

Total	$419	$211	99%	$2,541	$1,445	76%

*	Includes operating costs as well as the cost of funding these investments.
Asset Management revenues and operating income increased in the three and nine-month periods ended September 30, 2007 compared to the same periods in 2006 due to the effect of consolidated managed partnerships and funds, consolidated warehouse investments and, for the first nine months of 2007, a gain of $398 million from the sale of a portion of AIG’s investment in Blackstone Group, LP in connection with its initial public offering. Income arising from consolidated managed partnerships and funds is included in operating income, but offset in minority interest expense, which is not a component of operating income. Offsetting the increase in revenues is an operating loss due to the effect of consolidating the operating results of warehoused investments for the three and nine-month periods ended September 30, 2007. AIG expects to divest the consolidated warehouse investments through various managed investment products in future periods.
     Beginning in the first quarter of 2007, net realized capital gains and losses, including derivative gains and losses and foreign exchange transaction gains and losses, which were previously reported as part of AIG’s Other category, are now included in Asset Management revenues and operating income. For the three and nine-month periods of 2007, the amount included in both Asset Management revenues and operating income was a loss of $232 million and a gain of $100 million, respectively. The three and nine-month periods of 2006 reflected losses of $106 million and $109 million, respectively. All prior periods have been revised to conform to the current presentation.
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
Quarterly Spread-Based Investment Business Results
Operating income related to the Spread-Based Investment business decreased in the three months ended September 30, 2007 compared to the same period in 2006 due to losses associated with the MIP. MIP operating income decreased during the three months ended September 30, 2007 compared to the same period of 2006 primarily due to foreign exchange losses on foreign-denominated debt that, while economically hedged, did not qualify for hedge accounting treatment under FAS 133, as well as other than temporary write-downs on certain investments and mark to market losses on derivatives that did not qualify for hedge accounting treatment under FAS 133. These losses are partially offset by an increase in partnership income associated with the GIC program and higher income from private equity partnerships. Partnership income is primarily

American International Group, Inc. and Subsidiaries
derived from alternative investments and is affected by performance in the equity and credit markets. Thus, revenues, operating income and cash flows attributable to GICs will vary from reporting period to reporting period.
     As anticipated, GIC balances continue to run off. A significant portion of the remaining GIC portfolio consists of floating rate obligations. AIG has entered into hedges to manage against increases in short-term interest rates. AIG believes these hedges are economically effective, but they did not qualify for hedge accounting treatment under FAS 133. Income or loss from these hedges are classified as net realized capital gains or losses in the Asset Management segment results.
The following table illustrates the anticipated runoff of the domestic GIC portfolio at September 30, 2007:

	Less Than	1-3	3+-5	Over Five
(in billions)	One Year	Years	Years	Years	Total

Domestic GICs	$4.8	$11.9	$2.7	$6.7	$26.1

During 2005, the MIP replaced the GIC program as AIG’s principal institutional spread-based investment activity. AIG does not expect that income growth in the MIP will offset the runoff in the GIC portfolio for the foreseeable future because the asset mix under the MIP does not include the alternative investments utilized in the GIC program. Commencing in the first quarter of 2007, AIG applied hedge accounting for certain derivative transactions related to the MIP.
Year-to-date Spread-Based Investment Business Results
Operating income related to the Spread-Based Investment business increased in the first nine months of 2007 compared to the same period in 2006 due to a significant increase in partnership income associated with the Domestic GIC program. Partnership income in the first nine months of 2007 included a distribution from a single partnership of $164 million, which became available after a five-year restriction on capital withdrawals.
     MIP operating income decreased in the first nine months of 2007 compared to the same period in 2006, reflecting foreign exchange losses on foreign-denominated debt that, while economically hedged, did not qualify for hedge accounting treatment under FAS 133, as well as other-than-temporary write-downs on certain investments and mark to market losses on derivatives not receiving hedge accounting treatment. Through September 30, 2007, AIG has issued the equivalent of $6.8 billion of securities to fund the MIP in the Euromarkets and the U.S. public and private markets.
Quarterly Institutional Asset Management Results
Operating income for Institutional Asset Management increased in the three months ended September 30, 2007 compared to the same period in 2006, due to higher asset management fees resulting from growth in assets under management; an increase in carried interest, which was driven by higher valuations of portfolio investments and is generally associated with improved equity markets performance; and increased income from consolidated managed partnerships and funds, which are offset in minority interest expense that is not a component of operating income. These increases were partially offset by the effect of consolidating the operating results of various warehoused investments, an increase in distribution expenses related to the launch of several new investment products and the timing of real estate sales compared to the year ago quarter.
Year-to-date Institutional Asset Management Results
Operating income for Institutional Asset Management increased in the first nine months of 2007 compared to the same period in 2006 reflecting the $398 million gain from the sale of a portion of AIG’s investment in Blackstone Group, LP in connection with its initial public offering and increased carried interest driven by higher valuations of portfolio investments which are generally associated with improved performance in the equity markets. Operating income also reflects higher income from certain consolidated managed partnerships and funds; however, this income is offset in minority interest expense. Partly offsetting this income was a decrease in net realized capital gains related to real estate investments as well as increased expenses resulting from investment in sales and infrastructure enhancements and the effect of consolidating the operating results of various warehoused investments.
     AIG’s unaffiliated client assets under management, including retail mutual funds and institutional accounts, increased 24 percent to $93.1 billion from December 31, 2006 to September 30, 2007, contributing to growth in base management fees. Additionally, AIG Investments successfully launched several new private equity and real estate funds in the first nine months of 2007, which provide both a base management fee and the opportunity for future performance fees.
     While unaffiliated client assets under management and the resulting management fees continue to increase, the growth in operating income has trailed the growth in revenues due to additional warehousing activities as well as the costs associated with sales and infrastructure enhancements. The sales and infrastructure enhancements are associated with AIG’s planned expansion of marketing and distribution capabilities, combined with technology and operational infrastructure-related improvements.

American International Group, Inc. and Subsidiaries
Other Operations
The operating loss of AIG’s Other category was as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

(in millions)	2007	2006	2007	2006

Other operating income (loss):
Equity earnings in unconsolidated entities	$37	$48	$128	$178
Interest expense	(315)	(227)	(869)	(633)
Unallocated corporate expenses*	(157)	(89)	(519)	(337)
Compensation expense – SICO Plans	(9)	(14)	(29)	(104)
Compensation expense – Starr tender offer	–	–	–	(54)
Net realized capital gains (losses)	(199)	85	(226)	31
Other miscellaneous, net	16	11	(42)	(34)

Total Other	$(627)	$(186)	$(1,557)	$(953)

*	Includes expenses of corporate staff not attributable to specific business segments, expenses related to efforts to improve internal controls, corporate initiatives and certain compensation plan expenses.
The operating loss of AIG’s Other category increased in the third quarter and first nine months of 2007 compared to the comparable periods in 2006, reflecting higher interest expenses resulting from increased borrowings, higher unallocated corporate expenses and foreign exchange losses on foreign-denominated debt of which a portion is economically hedged, but did not qualify for hedge accounting treatment under FAS 133.
     Operating loss for the first nine months of 2006 included an out of period charge of $61 million related to the SICO Plans and a one-time charge related to the Starr tender offer of $54 million.
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
Capital Resources and Liquidity
Borrowings
At September 30, 2007, AIG’s total borrowings amounted to $176.2 billion as follows:

	September 30,	December 31,
(in millions)	2007	2006

AIG’s net borrowings	$20,299	$17,126
Junior subordinated debt	4,681	–
Liabilities connected to trust preferred stock	1,440	1,440
MIP matched notes and bonds payable	12,754	5,468
Series AIGFP matched notes and bonds payable	530	72
AIGFP
GIAs	19,495	20,664
Matched notes and bonds payable	41,552	35,776
Hybrid financial instrument liabilities*	7,692	8,856
Borrowings not guaranteed by AIG	67,742	59,277

Total	$176,185	$148,679

*	Represents structured notes issued by AIGFP that are accounted for using the fair value option.
Borrowings issued or guaranteed by AIG and subsidiary borrowings not guaranteed by AIG were as follows:

	September 30,	December 31,
(in millions)	2007	2006

AIG borrowings:
Notes and bonds payable	$10,784	$8,915
Junior subordinated debt	4,681	–
Loans and mortgages payable	210	841
MIP matched notes and bonds payable	12,754	5,468
Series AIGFP matched notes and bonds payable	530	72

Total AIG Borrowings	28,959	15,296

Borrowings guaranteed by AIG:
AIGFP
GIAs	19,495	20,664
Notes and bonds payable	44,215	37,528
Hybrid financial instrument liabilities(a)	7,692	8,856

Total	71,402	67,048

AIG Funding, Inc. commercial paper	5,845	4,821

AIGLH Notes and bonds payable	797	797

Liabilities connected to trust preferred stock	1,440	1,440

Total borrowings issued or guaranteed by AIG	108,443	89,402

Borrowings not guaranteed by AIG:
ILFC
Commercial paper	3,818	2,747
Junior subordinated debt	999	999
Notes and bonds payable(b)	26,904	25,592

Total	31,721	29,338

AGF
Commercial paper	5,229	4,328
Junior subordinated debt	349	–
Notes and bonds payable	18,998	19,595

Total	24,576	23,923

AIGCFG
Commercial paper	177	227
Loans and mortgages payable	1,534	1,453

Total	1,711	1,680

American International Group, Inc. and Subsidiaries

	September 30,	December 31,
(in millions)	2007	2006

AIG Finance Taiwan Limited commercial paper	15	26

Other Subsidiaries	753	672

Borrowings of consolidated investments:
A.I. Credit	881	880
AIG Investments	3,364	193
AIG Global Real Estate Investment	4,523	2,307
AIG SunAmerica	193	203
ALICO	5	55

Total	8,966	3,638

Total borrowings not guaranteed by AIG	67,742	59,277

Total Debt	$176,185	$148,679

(a)	Represents structured notes issued by AIGFP that are accounted for using the fair value option.
(b)	Includes borrowings under Export Credit Facility of $2.7 billion at September 30, 2007 and $2.7 billion at December 31, 2006.
The debt activity, excluding commercial paper and extendible commercial notes of $15.08 billion and borrowings of consolidated investments of $8.97 billion, for the nine months ended September 30, 2007 was as follows:

(in millions)

	Balance at		Maturities	Effect of		Balance at
	December 31,		and	Foreign	Other	September 30,
	2006	Issuances	Repayments	Exchange	Changes	2007

AIG
Notes and bonds payable	$8,915	$1,759	$(65)	$110	$65	$10,784
Junior subordinated debt	–	4,490	–	191	–	4,681
Loans and mortgages payable	841	82	(724)	11	–	210
MIP matched notes and bonds payable	5,468	6,835	–	94	357	12,754
Series AIGFP matched notes and bonds payable	72	457	–	–	1	530

AIGFP
GIAs	20,664	6,430	(7,545)	–	(54)	19,495
Notes and bonds payable and hybrid financial instrument liabilities	46,384	36,045	(31,118)	508	88	51,907

AIGLH notes and bonds payable	797	–	–	–	–	797
Liabilities connected to trust preferred stock	1,440	–	–	–	–	1,440
ILFC notes and bonds payable	25,592	3,748	(2,811)	371	4	26,904
ILFC junior subordinated debt	999	–	–	–	–	999
AGF notes and bonds payable	19,595	3,199	(3,829)	226	(193)	18,998
AGF junior subordinated debt	–	346	–	–	3	349
AIGCFG loans and mortgages payable	1,453	2,541	(2,510)	50	–	1,534
Other subsidiaries	672	21	(30)	(3)	93	753

Total	$132,892	$65,953	$(48,632)	$1,558	$364	$152,135

AIG (Parent Company)
AIG intends to continue its customary practice of issuing debt securities from time to time to meet its financing needs and those of certain of its subsidiaries for general corporate purposes, as well as for the MIP. As of September 30, 2007, AIG had up to $21.9 billion of debt securities, preferred stock and other securities, and up to $16.5 billion of common stock, registered and available for issuance under its universal shelf registration statement.
     AIG maintains a medium term note program under its shelf registration statement. As of September 30, 2007, approximately $4.2 billion principal amount of notes were outstanding under the medium term note program, of which $749 million was used for AIG’s general corporate purposes, $529 million was used by AIGFP and $3.0 billion was used to fund the MIP. The maturity dates of these notes range from 2008 to 2052. To the extent deemed appropriate, AIG may enter into swap transactions to manage its effective borrowing rates with respect to these notes.
     AIG also maintains a Euro medium term note program under which, as of September 30, 2007, an aggregate nominal amount of up to $20.0 billion of notes may be outstanding at any one time. As of September 30, 2007, the equivalent of $10.9 billion of notes were outstanding under the program, of which $8.4 billion were used to fund the MIP and the remainder was used for AIG’s general corporate purposes. The aggregate amount outstanding includes $839 million loss resulting from foreign exchange translation into U.S. dollars, of which $288 million loss relates to notes

American International Group, Inc. and Subsidiaries
issued by AIG for general corporate purposes and $551 million loss relates to notes issued to fund the MIP.
     During the first nine months of 2007, AIG issued in Rule 144A offerings an aggregate of $2.0 billion principal amount of senior notes, of which $650 million was used to fund the MIP and $1.4 billion was used for AIG’s general corporate purposes.
     AIG maintains a shelf registration statement in Japan, providing for the issuance of up to Japanese Yen 300 billion principal amount of senior notes, of which the equivalent of $434 million was outstanding as of September 30, 2007, the proceeds of which were used for AIG’s general corporate purposes. AIG also maintains an Australian dollar debt program under which senior notes with an aggregate principal amount of up to 5 billion Australian dollars may be outstanding at any one time. Although as of September 30, 2007 there were no outstanding notes under the Australian program, AIG intends to use the program opportunistically to fund the MIP or for AIG’s general corporate purposes.
     During the first nine months of 2007, AIG issued an aggregate of $4.49 billion of junior subordinated debentures in four series of securities. Substantially all of the proceeds from these sales, net of expenses, are being used to repurchase shares of AIG’s common stock. In connection with each series of junior subordinated debentures, AIG entered into a Replacement Capital Covenant (RCC) for the benefit of the holders of AIG’s 6.25 percent senior notes due 2036. The RCCs provide that AIG will not repay, redeem, or purchase the applicable series of junior subordinated debentures on or before a specified date, unless it has received qualifying proceeds from the sale of replacement capital securities.
     AIG began applying hedge accounting for certain AIG parent transactions in the first quarter of 2007.
AIGFP
AIGFP uses the proceeds from the issuance of notes and bonds and GIA borrowings to invest in a diversified portfolio of securities and derivative transactions. The borrowings may also be temporarily invested in securities purchased under agreements to resell. AIGFP’s notes and bonds include structured debt instruments whose payment terms are linked to one or more financial or other indices (such as an equity index or commodity index or another measure that is not considered to be clearly and closely related to the debt instrument). These notes contain embedded derivatives that otherwise would be required to be accounted for separately under FAS 133. Upon AIG’s early adoption of FAS 155, AIGFP elected the fair value option for these notes. The notes that are accounted for using the fair value option are reported separately under hybrid financial instrument liabilities. AIG guarantees the obligations of AIGFP under AIGFP’s notes and bonds and GIA borrowings. See Operating Review – Financial Services Operations, Liquidity and Derivatives herein.
     AIGFP has a Euro medium term note program under which, as of September 30, 2007, an aggregate nominal amount of up to $20.0 billion of notes may be outstanding at any one time. As of September 30, 2007, $7.18 billion of notes were outstanding under the program, including $899 million loss resulting from foreign exchange translation into U.S. dollars. The notes issued under this program are guaranteed by AIG and are included in AIGFP’s Notes and Bonds Payable in the preceding table of borrowings.
AIG Funding
AIG Funding, Inc. (AIG Funding) issues commercial paper that is guaranteed by AIG in order to help fulfill the short-term cash requirements of AIG and its subsidiaries. The issuance of AIG Funding’s commercial paper, including the guarantee by AIG, is subject to the approval of AIG’s Board of Directors or the Finance Committee of the Board if it exceeds certain pre-approved limits.
     As backup for the commercial paper program and for other general corporate purposes, AIG and AIG Funding maintain revolving credit facilities, which, as of September 30, 2007, had an aggregate of $9.2 billion available to be drawn and which are summarized below under Revolving Credit Facilities.
ILFC
ILFC fulfills its short-term cash requirements through operating cash flows and the issuance of commercial paper. The issuance of commercial paper is subject to the approval of ILFC’s Board of Directors and is not guaranteed by AIG. ILFC maintains syndicated revolving credit facilities which, as of September 30, 2007, totaled $6.5 billion and which are summarized below under Revolving Credit Facilities. These facilities are used as back up for ILFC’s maturing debt and other obligations.
     As a well-known seasoned issuer, ILFC has filed an automatic shelf registration statement with the SEC allowing ILFC immediate access to the U.S. public debt markets. At September 30, 2007, $4.65 billion of debt securities had been issued under this registration statement and $5.89 billion had been issued under a prior registration statement. In addition, ILFC has a Euro medium term note program for $7.0 billion, under which $4.28 billion in notes were outstanding at September 30, 2007. Notes issued under the Euro medium term note program are included in ILFC notes and bonds payable in the preceding table of borrowings. The cumulative foreign exchange adjustment loss for the foreign currency denominated debt was $1.1 billion at September 30, 2007 and $733 million at December 31, 2006. ILFC has substantially eliminated the currency exposure arising from foreign currency denominated notes by economically hedging

American International Group, Inc. and Subsidiaries
the portion of the note exposure not already offset by Euro-denominated operating lease payments.
     ILFC had a $4.3 billion Export Credit Facility for use in connection with the purchase of approximately 75 aircraft delivered through 2001. This facility was guaranteed by various European Export Credit Agencies. The interest rate varies from 5.75 percent to 5.90 percent on these amortizing ten-year borrowings depending on the delivery date of the aircraft. At September 30, 2007, ILFC had $748 million outstanding under this facility. The debt is collateralized by a pledge of the shares of a subsidiary of ILFC, which holds title to the aircraft financed under the facility.
     In May 2004, ILFC entered into a similarly structured Export Credit Facility for up to a maximum of $2.64 billion for Airbus aircraft to be delivered through May 31, 2005. The facility was subsequently increased to $3.64 billion and extended to include aircraft to be delivered through May 31, 2008. The facility becomes available as the various European Export Credit Agencies provide their guarantees for aircraft based on a nine-month forward-looking calendar, and the interest rate is determined through a bid process. At September 30, 2007, ILFC had $1.9 billion outstanding under this facility. Borrowings with respect to these facilities are included in ILFC’s notes and bonds payable in the preceding table of borrowings. The debt is collateralized by a pledge of shares of a subsidiary of ILFC, which holds title to the aircraft financed under the facility.
     From time to time, ILFC enters into funded financing agreements. As of September 30, 2007, ILFC had a total of $1.1 billion outstanding, which has varying maturities through February 2012. The interest rates are LIBOR-based, with spreads ranging from 0.30 percent to 1.625 percent.
     The proceeds of ILFC’s debt financing are primarily used to purchase flight equipment, including progress payments during the construction phase. The primary sources for the repayment of this debt and the interest expense thereon are the cash flow from operations, proceeds from the sale of flight equipment and the rollover and refinancing of the prior debt. AIG does not guarantee the debt obligations of ILFC. See also Operating Review – Financial Services Operations and Liquidity herein.
AGF
AGF fulfills most of its short-term cash borrowing requirements through the issuance of commercial paper. The issuance of commercial paper is subject to the approval of AGF’s Board of Directors and is not guaranteed by AIG. AGF maintains committed syndicated revolving credit facilities which, as of September 30, 2007, totaled $4.75 billion and which are summarized below under Revolving Credit Facilities. The facilities can be used for general corporate purposes and to provide backup for AGF’s commercial paper programs.
     As of September 30, 2007, notes and bonds aggregating $19.01 billion were outstanding with maturity dates ranging from 2007 to 2031 at interest rates ranging from 1.94 percent to 8.45 percent. To the extent deemed appropriate, AGF may enter into swap transactions to manage its effective borrowing rates with respect to these notes and bonds. As a well-known seasoned issuer, AGF filed an automatic shelf registration statement with the SEC allowing AGF immediate access to the U.S. public debt markets. At September 30, 2007, AGF had remaining corporate authorization to issue up to $10.8 billion of debt securities under its shelf registration statements.
     AGF’s funding sources include a medium term note program, private placement debt, retail note issuances, bank financing and securitizations of finance receivables that AGF accounts for as on-balance-sheet secured financings. In addition, AGF has become an established issuer of long-term debt in the international capital markets.
     In addition to debt refinancing activities, proceeds from the collection of finance receivables are used to fund cash needs including the payment of principal and interest on AGF’s debt. AIG does not guarantee any of the debt obligations of AGF. See also Operating Review – Financial Services Operations and Liquidity herein.
AIGCFG
AIGCFG has a variety of funding mechanisms for its various markets, including retail and wholesale deposits, short-term and long-term bank loans, securitizations and intercompany subordinated debt. AIG Credit Card Company (Taiwan), a consumer finance business in Taiwan, and AIG Retail Bank PLC, a full service consumer bank in Thailand, have issued commercial paper for the funding of their respective operations. AIG does not guarantee any borrowings for AIGCFG businesses, including this commercial paper.
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

American International Group, Inc. and Subsidiaries
borrower of any outstanding loans at expiration into one-year term loans.
As of September 30, 2007 (in millions)

					One-Year
			Available		Term-Out
Facility	Size	Borrower(s)	Amount	Expiration	Option

AIG:
364-Day Syndicated Facility	$2,125	AIG/AIG Funding(a) AIG Capital Corporation(a)	$2,125	July 2008	Yes
5-Year Syndicated Facility	1,625	AIG/AIG Funding(a) AIG Capital Corporation(a)	1,625	July 2011	No
364-Day Bilateral Facility (b)	3,200	AIG/AIG Funding	72	November 2007	Yes
364-Day Intercompany Facility(c)	5,335	AIG	5,335	September 2008	Yes

Total AIG	$12,285		$9,157

ILFC:
5-Year Syndicated Facility	$2,500	ILFC	$2,500	October 2011	No
5-Year Syndicated Facility	2,000	ILFC	2,000	October 2010	No
5-Year Syndicated Facility	2,000	ILFC	2,000	October 2009	No

Total ILFC	$6,500		$6,500

AGF:
364-Day Syndicated Facility	$2,625	American General Finance Corporation American General Finance, Inc.(d)	$2,625	July 2008	Yes
5-Year Syndicated Facility	2,125	American General Finance Corporation	2,125	July 2010	No

Total AGF	$4,750		$4,750

(a)	Guaranteed by AIG.
(b)	This facility can be drawn in the form of loans or letters of credit. All drawn amounts shown above are in the form of letters of credit.

(c)	Subsidiaries of AIG are the lenders on this facility.

(d)	American General Finance, Inc. is an eligible borrower for up to $400 million only.

American International Group, Inc. and Subsidiaries
Credit Ratings
The cost and availability of unsecured financing for AIG and its subsidiaries are generally dependent on their short-term and long-term debt ratings. The following table presents the credit ratings of AIG and certain of its subsidiaries as of October 31, 2007. In parentheses, following the initial occurrence in the table of each rating, is an indication of that rating’s relative rank within the agency’s rating categories. That ranking refers only to the generic or major rating category and not to the modifiers appended to the rating by the rating agencies to denote relative position within such generic or major category.

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
     “Rating triggers” have been defined by one independent rating agency to include clauses or agreements the outcome of which depends upon the level of ratings maintained by one or more rating agencies. “Ratings triggers” generally relate to events which (i) could result in the termination or limitation of credit availability, or require accelerated repayment, (ii) could result in the termination of business contracts or (iii) could require a company to post collateral for the benefit of counterparties.
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
     It is estimated that, as of the close of business on October 31, 2007, based on AIGFP’s outstanding municipal GIAs and financial derivatives transactions as of such date, a downgrade of AIG’s long-term senior debt ratings to ‘Aa3’ by Moody’s or ‘AA-’ by S&P would permit counterparties to call for approximately $830 million of collateral. Further, additional downgrades could result in requirements for substantial additional collateral, which could have a material effect on how AIGFP manages its liquidity. The actual amount of additional collateral that AIGFP would be required to post to counterparties in the event of such downgrades depends on market conditions, the fair value of the outstanding affected transactions and other factors prevailing at the time of the downgrade. Additional obligations to post collateral would increase the demand on AIGFP’s liquidity.

American International Group, Inc. and Subsidiaries
Contractual Obligations and Other Commercial Commitments
The maturity schedule of AIG’s contractual obligations at September 30, 2007 was as follows:

		Payments due by Period

		Less			Over
	Total	Than	1-3	3(+)-5	Five
(in millions)	Payments	One Year	Years	Years	Years

Borrowings(a)	$152,135	$42,513	$34,762	$31,874	$42,986
Interest payments on borrowings	83,122	5,121	10,640	6,833	60,528
Loss reserves(b)	83,608	22,992	25,500	12,124	22,992
Insurance and investment contract liabilities(c)	620,375	29,495	35,992	41,232	513,656
GIC liabilities(d)	31,708	5,895	12,810	3,603	9,400
Aircraft purchase commitments	20,995	840	6,765	2,690	10,700

Total	$991,943	$106,856	$126,469	$98,356	$660,262

(a)	Excludes commercial paper and borrowings incurred by consolidated investments and includes hybrid financial instrument liabilities recorded at fair value.
(b)	Represents future loss and loss adjustment expense payments estimated based on historical loss development payment patterns.
(c)	Insurance and investment contract liabilities include various investment-type products with contractually scheduled maturities, including periodic payments of a term certain nature. Insurance and investment contract liabilities also include benefit and claim liabilities, of which a significant portion represents policies and contracts that do not have stated contractual maturity dates and may not result in any future payment obligations. For these policies and contracts (i) AIG is currently not making payments until the occurrence of an insurable event, such as death or disability, (ii) payments are conditional on survivorship, or (iii) payment may occur due to a surrender or other non-scheduled event out of AIG’s control. AIG has made significant assumptions to determine the estimated undiscounted cash flows of these contractual policy benefits, which assumptions include mortality, morbidity, future lapse rates, expenses, investment returns and interest crediting rates, offset by expected future deposits and premium on in-force policies. Due to the significance of the assumptions used, the amounts presented could be materially different from actual required payments. The amounts presented in this table are undiscounted and therefore exceed the future policy benefits and policyholder contract deposits included in the balance sheet.
(d)	Represents guaranteed maturities under GICs.
The maturity schedule of other commercial commitments of AIG and its consolidated subsidiaries at September 30, 2007 was as follows:

		Amount of Commitment Expiration

	Total	Less			Over
	Amounts	Than	1-3	3(+)-5	Five
(in millions)	Committed	One Year	Years	Years	Years

Guarantees:
Liquidity facilities(a)	$4,120	$181	$374	$1,901	$1,664
Standby letters of credit	1,727	1,466	68	37	156
Construction guarantees(b)	745	—	—	—	745
Guarantees of indebtedness	1,089	46	91	532	420
All other guarantees	662	65	58	64	475
Commitments:
Investment commitments(c)	5,983	1,290	2,842	1,587	264
Commitments to extent credit	907	359	261	257	30
Securities lending commitments	84	47	37	—	—
Letters of credit	1,278	983	27	122	146
Other commercial commitments(d)(e)	17,963	7,659	3,716	166	6,422

Total	$34,558	$12,096	$7,474	$4,666	$10,322

(a)	Primarily liquidity facilities provided in connection with certain municipal swap transactions and collateralized bond obligations.
(b)	Primarily AIG SunAmerica construction guarantees connected to affordable housing investments.
(c)	Includes commitments to invest in limited partnerships, private equity, hedge funds and mutual funds and commitments to purchase and develop real estate in the U.S. and abroad.
(d)	Excludes commitments with respect to pension plans. The annual pension contribution for 2007 is expected to be approximately $95 million for U.S. and non-U.S. plans.
(e)	Includes options to acquire aircraft.

American International Group, Inc. and Subsidiaries
Shareholders’ Equity
AIG’s consolidated shareholders’ equity increased during the first nine months of 2007 as follows:

September 30,
(in millions)	2007

Beginning of year	$101,677
Net income	11,492
Unrealized appreciation (depreciation) of investments, net of tax	(3,165)
Cumulative translation adjustment, net of tax	216
Dividends to shareholders	(1,455)
Payments advanced to purchase shares	(1,275)
Share repurchase	(3,741)
Other*	318

End of period	$104,067

*	Reflects the effects of employee stock transactions and cumulative effect of accounting changes.
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
Share Repurchases
From time to time, AIG may buy shares of its common stock for general corporate purposes, including to satisfy its obligations under various employee benefit plans. In February 2007, AIG’s Board of Directors increased AIG’s share repurchase program by authorizing the repurchase of shares with an aggregate purchase price of $8 billion. In March 2007, AIG entered into a $3 billion structured share repurchase arrangement and entered into additional $1 billion structured share repurchase arrangements in each of May and September 2007. A total of 55,103,845 shares were repurchased during the first nine months of 2007. The portion of the payments advanced by AIG under the structured share repurchase arrangements that had not yet been utilized to repurchase shares at September 30, 2007, amounting to $1.28 billion, has been recorded as a component of shareholders’ equity under the caption, Payments advanced to purchase shares. Purchases have continued subsequent to September 30, 2007, with an additional 13,964,098 shares purchased from October 1 through November 5, 2007. All shares repurchased are recorded as treasury stock at cost.
Liquidity
AIG manages liquidity at both the subsidiary and parent company levels. At September 30, 2007, AIG’s consolidated invested assets, primarily held by its subsidiaries, included $41.2 billion in cash and short-term investments. Consolidated net cash provided from operating activities in the first nine months of 2007 amounted to $27.1 billion. At both the subsidiary and parent company level, liquidity management activities are conducted in a manner to preserve and enhance funding stability, flexibility, and diversity through the full range of potential operating environments and market conditions. AIG’s primary sources of cash flow are dividends and other payments from its regulated and unregulated subsidiaries, as well as issuances of debt securities. Primary uses of cash flow are for debt service, subsidiary funding, shareholder dividend payments and common stock repurchases. As a result of market disruption in the credit markets during the third quarter of 2007, AIG took prudent steps to enhance the liquidity of its portfolios. Management believes that AIG’s liquid assets, cash provided by operations and access to the capital markets will enable it to meet its anticipated cash requirements, including the funding of increased dividends under AIG’s current dividend policy and repurchases of common stock.
     In the first nine months of 2007, AIG parent collected $2.6 billion in dividends and other payments from subsidiaries, principally from DBG companies, issued $6.2 billion of debt securities and retired $765 million of debt, excluding MIP and Series AIGFP debt. AIG parent also advanced $5 billion for structured share repurchase arrangements. AIG parent made interest payments totaling $376 million, made $1.56 billion in capital contributions to subsidiaries, and paid $1.41 billion in dividends to shareholders in the first nine months of 2007.
     AIG parent funds its short-term working capital needs through commercial paper issued by AIG Funding. As of September 30, 2007, AIG Funding had $5.8 billion of commercial paper outstanding with an average maturity of 28 days. As additional liquidity, AIG parent and AIG Funding maintain revolving credit facilities that, as of September 30, 2007, had an aggregate of $9.2 billion available to be drawn, which are summarized above under Revolving Credit Facilities.

American International Group, Inc. and Subsidiaries
Invested Assets
AIG’s investment strategy is to invest primarily in high quality securities while maintaining diversification to avoid significant exposure to issuer, industry and/or country concentrations.
The following tables summarize the composition of AIG’s invested assets by segment.

		Life
		Insurance &
	General	Retirement	Financial		Asset
(in millions)	Insurance	Services	Services		Management	Other	Total

September 30, 2007
Fixed maturities:
Bonds available for sale, at fair value	$73,522	$288,945	$1,369		$30,974	$–	$394,810
Bonds held to maturity, at amortized cost	21,357	1	-		218	-	21,576
Bond trading securities, at fair value	-	9,436	-		23	-	9,459
Equity securities:
Common stocks available for sale, at fair value	5,941	11,895	-		700	113	18,649
Common and preferred stocks trading, at fair value	404	18,779	-		36	-	19,219
Preferred stocks available for sale, at fair value	1,858	739	9		-	-	2,606
Mortgage loans on real estate, net of allowance	11	14,764	127		3,952	-	18,854
Policy loans	2	7,779	2		48	(9)	7,822
Collateral and guaranteed loans, net of allowance	3	821	2,355		1,142	64	4,385
Financial services assets:
Flight equipment primarily under operating leases, net of accumulated depreciation	-	-	41,804		-	-	41,804
Securities available for sale, at fair value	-	-	47,805		-	-	47,805
Trading securities, at fair value	-	-	4,874		-	-	4,874
Spot commodities	-	-	115		-	-	115
Unrealized gain (loss) on swaps, options and forward transactions	-	-	19,046		-	(438)	18,608
Trade receivables	-	-	6,548		-	-	6,548
Securities purchased under agreements to resell, at contract value	-	-	37,189		-	-	37,189
Finance receivables, net of allowance	-	5	30,635		-		30,640
Securities lending collateral, at fair value	7,291	62,921	171		15,725	-	86,108
Other invested assets	11,009	16,555	2,890		21,058	271	51,783
Short-term investments, at cost	4,698	22,455	8,297		3,614	(66)	38,998

Total investments and financial services assets as shown on the balance sheet	126,096	455,095	203,236		77,490	(65)	861,852

Cash	314	1,054	657		218	6	2,249
Investment income due and accrued	1,418	4,841	23		354	(1)	6,635
Real estate, net of accumulated depreciation	320	909	17		88	229	1,563

Total invested assets(1)	$128,148	$461,899	$203,933	(2)	$78,150	$169	$872,299

(1) At September 30, 2007, approximately 67 percent and 33 percent of invested assets were held in domestic and foreign investments, respectively.

(2)	Excludes $2.5 billion of assets held in an unconsolidated structured investment vehicle sponsored by AIGFP in the second quarter of 2007. As of September 30, 2007, AIGFP’s invested assets included $1.0 billion of commercial paper and medium-term notes issued by this entity. In addition, AIGFP owned approximately 11.5 percent of the capital notes issued by this entity.

American International Group, Inc. and Subsidiaries

		Life
		Insurance &
	General	Retirement	Financial	Asset
(in millions)	Insurance	Services	Services	Management	Other	Total

December 31, 2006
Fixed maturities:
Bonds available for sale, at fair value	$67,994	$288,540	$1,357	$29,500	$–	$387,391
Bonds held to maturity, at amortized cost	21,437	–	–	–	–	21,437
Bond trading securities, at fair value	1	10,313	–	–	–	10,314
Equity securities:
Common stocks available for sale, at fair value	4,245	8,705	–	226	80	13,256
Common stocks trading, at fair value	350	14,505	–	–	–	14,855
Preferred stocks available for sale, at fair value	1,884	650	5	–	–	2,539
Mortgage loans on real estate, net of allowance	13	12,852	95	4,107	–	17,067
Policy loans	1	7,458	2	48	(8)	7,501
Collateral and guaranteed loans, net of allowance	3	733	2,301	729	84	3,850
Financial services assets:
Flight equipment primarily under operating leases, net of accumulated depreciation	–	–	39,875	–	–	39,875
Securities available for sale, at fair value	–	–	47,205	–	–	47,205
Trading securities, at fair value	–	–	5,031	–	–	5,031
Spot commodities	–	–	220	–	–	220
Unrealized gain on swaps, options and forward transactions	–	–	19,252	–	–	19,252
Trade receivables	–	–	4,317	–	–	4,317
Securities purchased under agreements to resell, at contract value	–	–	30,291	–	–	30,291
Finance receivables, net of allowance	–	–	29,573	–	–	29,573
Securities lending collateral, at fair value	5,376	50,099	76	13,755	–	69,306
Other invested assets	9,207	14,260	2,212	15,823	609	42,111
Short-term investments, at cost	3,281	15,192	2,807	6,198	5	27,483

Total investments and financial services assets as shown on the balance sheet	113,792	423,307	184,619	70,386	770	792,874

Cash	334	740	390	118	8	1,590
Investment income due and accrued	1,363	4,378	23	326	1	6,091
Real estate, net of accumulated depreciation	570	698	17	75	26	1,386

Total invested assets*	$116,059	$429,123	$185,049	$70,905	$805	$801,941

*	At December 31, 2006, approximately 68 percent and 32 percent of invested assets were held in domestic and foreign investments, respectively.
Investments in Residential Mortgage-Backed
Securities and CDOs
As part of its strategy to diversify its investments, AIG invests in various types of securities, including residential mortgage-backed securities (RMBS) and CDOs. At September 30, 2007, AIG’s investment portfolio included such securities with an amortized cost of $96.8 billion and an estimated fair value of $94.4 billion. The gross unrealized gains and gross unrealized losses related to these investments were $333 million and $2.7 billion, respectively, at September 30, 2007.
     AIG’s insurance operations held investments in RMBS with an estimated fair value of $91 billion at September 30, 2007, or approximately 10 percent of AIG’s total invested assets. In addition, AIGFP held investments totaling $3.3 billion in CDOs which include some level of subprime exposure. AIG’s RMBS investments are predominantly in highly-rated tranches that contain substantial protection features through collateral subordination. At September 30, 2007, approximately 91 percent of these investments were rated AAA and approximately 7 percent were rated AA by one or more of the principal rating agencies. AIG’s investments rated BBB or below totaled approximately $500 million, or less than 1 percent of AIG’s total invested assets at September 30, 2007. As of October 31, 2007, approximately $598 million of AIG’s RMBS backed primarily by subprime collateral had been downgraded as a result of rating agency actions in 2007, approximately $236 million of such investments had been upgraded, $70 million in the third quarter, and approximately $819 million was on watch for downgrade and approximately $30 million on watch for upgrade. AIG currently intends to hold these securities to full recovery and/or full payment of principal and interest, and therefore expects that any mark to market effect will result in only a temporary adjustment to shareholders’ equity.

American International Group, Inc. and Subsidiaries
     AIG’s underwriting practices for investing in RMBS, other asset-backed securities and CDOs takes into consideration the quality of the originator, the manager, the servicer, security credit ratings, underlying characteristics of the mortgages, borrower characteristics, and the level of credit enhancement in the transaction. AIG’s strategy is typically to invest in securities rated AA or better and create diversification across multiple underlying asset classes.
Securities lending operations
At September 30, 2007, AIG’s securities lending payables totaled $88.4 billion, $14.6 billion of which was one-day tenor, with the balance maturing within the next six months. Collateral held for this program at September 30, 2007 included interest bearing cash equivalents with overnight maturities of $17.4 billion.
Other-than-temporary impairments
As a result of AIG’s periodic evaluation of its securities for other-than-temporary impairments in value, AIG recorded, in net realized capital gains (losses), other-than-temporary impairment pre-tax losses of $529 million and $170 million in the three-month periods ended September 30, 2007 and 2006, respectively, and $1.4 billion and $766 million in the nine-month periods ended September 30, 2007 and 2006, respectively.
     The principal causes of the other-than-temporary impairment losses in the three and nine-month periods ended September 30, 2007 were as follows:
Three months ended September 30, 2007

•	Securities which AIG no longer intends to hold until they have fully recovered their carrying value, totaling $250 million.

•	Impairments of $147 million related to certain structured securities, the carrying value of which is based on an estimate of the security’s future cash flows pursuant to the requirements of EITF No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (EITF No. 99-20).

•	Issuer-specific events totaling $104 million and equity securities and partnership investments of $1 million in an unrealized loss position for a continuous 12-month period.

•	A decline in value of U.S. dollar bonds held by AIG’s Foreign Life operations totaling $27 million, due to the depreciation of the U.S. dollar against the local currency.
Nine months ended September 30, 2007

•	Securities which AIG no longer intends to hold until they have fully recovered their carrying value, totaling $621 million.

•	A decline in value of U.S. dollar bonds held by AIG’s Foreign Life operations totaling $333 million, due to the depreciation of the U.S. dollar against the local currency.

•	Issuer-specific events totaling $131 million and equity securities and partnership investments of $148 million in an unrealized loss position for a continuous 12-month period.

•	Impairments of $159 million related to certain structured securities, the carrying value of which is based on an estimate of the security’s future cash flows pursuant to the requirements of EITF No. 99-20.
     No impairment charge with respect to any one single credit was significant to AIG’s consolidated financial condition or results of operations, and no individual impairment loss exceeded 1.0 percent of consolidated net income for the first nine months of 2007.

American International Group, Inc. and Subsidiaries
An aging of the pre-tax unrealized losses of fixed maturity and equity securities, distributed as a percentage of cost relative to unrealized loss (the extent by which the fair value is less than amortized cost or cost), including the number of respective items, was as follows at September 30, 2007:

	Less than or equal			Greater than 20%			Greater than 50%
	to 20% of Cost			to 50% of Cost			of Cost			Total

Aging		Unrealized			Unrealized			Unrealized			Unrealized
(dollars in millions)	Cost(a)	Loss	Items	Cost(a)	Loss	Items	Cost(a)	Loss	Items	Cost(a)	Loss(b)	Items

Investment grade bonds
0-6 months	$138,250	$3,435	12,809	$441	$118	45	$20	$13	7	$138,711	$3,566	12,861
7-12 months	35,024	1,299	3,626	503	142	68	—	—	—	35,527	1,441	3,694
>12 months	97,331	3,426	11,744	892	212	41	36	16	3	98,259	3,654	11,788

Total	$270,605	$8,160	28,179	$1,836	$472	154	$56	$29	10	$272,497	$8,661	28,343

Below investment grade bonds
0-6 months	$6,196	$167	1,502	$37	$11	24	$—	$—	—	$6,233	$178	1,526
7-12 months	1,061	43	133	14	4	4	—	—	—	1,075	47	137
>12 months	1,433	77	177	40	9	7	—	—	—	1,473	86	184

Total	$8,690	$287	1,812	$91	$24	35	$—	$—	—	$8,781	$311	1,847

Total bonds
0-6 months	$144,446	$3,602	14,311	$478	$129	69	$20	$13	7	$144,944	$3,744	14,387
7-12 months	36,085	1,342	3,759	517	146	72	—	—	—	36,602	1,488	3,831
>12 months	98,764	3,503	11,921	932	221	48	36	16	3	99,732	3,740	11,972

Total	$279,295	$8,447	29,991	$1,927	$496	189	$56	$29	10	$281,278	$8,972	30,190

Equity securities
0-6 months	$4,309	$256	2,279	$246	$65	301	$6	$5	46	$4,561	$326	2,626
7-12 months	312	22	109	57	15	40	2	1	13	371	38	162
>12 months	—	—	—	—	—	—	—	—	—	—	—	—

Total(c)	$4,621	$278	2,388	$303	$80	341	$8	$6	59	$4,932	$364	2,788

(a)	For bonds, represents amortized cost.
(b)	The effect on net income of unrealized losses after taxes will be mitigated upon realization because certain realized losses will be charged to participating policyholder accounts, or realization will result in current decreases in the amortization of certain DAC.

(c)	Beginning in the third quarter of 2007, includes securities lending collateral.
Unrealized gains and losses
     At September 30, 2007, the fair value of AIG’s fixed maturity and equity securities aggregated $552.9 billion. At September 30, 2007, aggregate pre-tax unrealized gains for fixed maturity and equity securities were $17.6 billion ($11.4 billion after tax).
     At September 30, 2007, the aggregate pre-tax unrealized losses of fixed maturity and equity securities were $9.3 billion ($6.07 billion after tax). Additional information about these securities is as follows:

•	These securities are trading, in the aggregate, at approximately 97 percent of their current amortized cost.

•	Less than 1 percent of these securities are trading at a value which is less than 20 percent of its current cost, or amortized cost.

•	Less than 4 percent of the fixed income securities have issuer credit ratings which are below investment grade.
     AIG did not consider these securities in an unrealized loss position to be other-than-temporarily impaired at September 30, 2007, as management has the intent and ability to hold these investments until they fully recover in value.
     At September 30, 2007, unrealized losses for fixed maturity securities and equity securities did not reflect any significant industry concentrations.
     For the three months ended September 30, 2007, unrealized losses related to investment grade bonds increased $2.9 billion ($1.9 billion after tax), reflecting the widening of credit spreads, partially offset by the effects of a decline in risk free interest rates.
The amortized cost of fixed maturity securities available for sale in an unrealized loss position at September 30, 2007, by contractual maturity, is shown below:

Amortized
(in millions)	Cost

Due in one year or less	$8,291
Due after one year through five years	48,310
Due after five years through ten years	78,136
Due after ten years	146,541

Total	$281,278

     For the nine months ended September 30, 2007, the pre-tax realized losses incurred with respect to the sale of fixed maturities and equity securities were $931 million. The aggregate fair value of securities sold was $32.0 billion, which was approximately 96 percent of amortized cost. The average period of time that securities sold at a loss during the nine months ended September 30, 2007 were trading

American International Group, Inc. and Subsidiaries
continuously at a price below book value was approximately five months.
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
     AIG calculated the VaR with respect to net fair values as of September 30, 2007 and December 31, 2006. The VaR number represents the maximum potential loss as of those dates that could be incurred with a 95 percent confidence and a one-month holding period.
The following table presents the period-end, average, high and low VaRs on a diversified basis and of each component of market risk for AIG’s non-trading businesses. The diversified VaR is usually smaller than the sum of its components due to correlation effects.

	2007				2006

		Nine Months Ended				Year Ended
		September 30,				December 31,
	As of				As of
(in millions)	September 30,	Average	High	Low	December 31,	Average	High	Low

Total AIG Non-Trading Market Risk:
Market risk:
Diversified	$5,619	$5,247	$5,619	$5,073	$5,073	$5,209	$5,783	$4,852
Interest rate	4,757	4,655	4,757	4,577	4,577	4,962	5,765	4,498
Currency	762	715	762	685	686	641	707	509
Equity	2,350	2,072	2,350	1,873	1,873	1,754	1,873	1,650
General Insurance:
Diversified	$1,668	$1,705	$1,892	$1,543	$1,717	$1,697	$1,776	$1,617
Interest rate	1,539	1,585	1,792	1,470	1,541	1,635	1,717	1,541
Currency	222	214	222	205	212	162	212	119
Equity	675	615	675	573	573	551	573	535
Life Insurance & Retirement Services:
Diversified	$5,126	$4,765	$5,126	$4,574	$4,574	$4,672	$5,224	$4,307
Interest rate	4,611	4,480	4,611	4,287	4,471	4,563	5,060	4,229
Currency	678	613	678	568	568	538	592	459
Equity	1,697	1,438	1,697	1,293	1,293	1,228	1,299	1,133
Non-Trading Financial Services:
Diversified	$170	$122	$170	$85	$125	$165	$252	$125
Interest rate	168	121	168	76	127	166	249	127
Currency	12	12	12	11	11	8	11	7
Equity	1	1	1	1	1	1	2	1
Asset Management:
Diversified	$26	$51	$74	$26	$64	$144	$190	$64
Interest rate	22	48	72	22	63	145	192	63
Currency	5	3	5	2	3	4	7	3
Equity	13	10	13	8	8	9	13	8

     Increased equity investment allocation in the Life Insurance & Retirement Services and General Insurance segments, combined with higher volatility in equity markets, contributed to the growth in AIG’s total Non-Trading VaR during the first nine months of 2007. Interest rate volatilities continued to moderate in many markets.
Capital Markets Trading VaR
AIGFP’s policy is to maintain a conservative market risk profile and minimize risks in interest rates, equities, commodities and foreign exchange. In addition, AIGFP’s primary market exposures in option implied volatilities, correlations and basis risks are closely managed.

American International Group, Inc. and Subsidiaries
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

	2007				2006

		Nine Months Ended				Year Ended
		September 30,				December 31,
	As of				As of
(in millions)	September 30,	Average	High	Low	December 31,	Average	High	Low

Total AIG trading market risk:
Diversified	$6	$5	$7	$4	$4	$4	$7	$3
Interest rate	2	2	3	2	2	2	3	1
Currency	1	1	2	1	1	1	3	1
Equity	3	3	5	2	3	3	4	2
Commodity	6	4	6	2	3	3	4	2

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

American International Group, Inc. and Subsidiaries

				% of Consolidated
		Net of	Net After	Shareholders’ Equity at
(in millions)	Gross	Reinsurance	Income Tax	September 30, 2007

Natural Peril:
Earthquake	$4,970	$2,705	$1,758	1.7%
Tropical Cyclone*	$5,546	$2,980	$1,937	1.9%

*	Includes hurricanes, typhoons and other wind-related events.
     The combined earthquake and tropical cyclone 100-year return period modeled losses for Ascot and Transatlantic together are estimated to be $1.1 billion, on a gross basis, $761 million, net of reinsurance, and $494 million, net after income taxes, or 0.5 percent of total shareholders’ equity at September 30, 2007.
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
     ACTUAL RESULTS IN ANY PERIOD ARE LIKELY TO VARY, PERHAPS MATERIALLY, FROM THE MODELED SCENARIOS, AND THE OCCURRENCE OF ONE OR MORE SEVERE EVENTS COULD HAVE A MATERIAL ADVERSE EFFECT ON AIG’S CONSOLIDATED FINANCIAL CONDITION, RESULTS OF OPERATIONS AND LIQUIDITY.

American International Group, Inc. and Subsidiaries

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
Included in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.	Controls and Procedures
In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by AIG’s management, with the participation of AIG’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of AIG’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on its evaluation, and in light of the previously identified material weakness in internal control over financial reporting, as of December 31, 2006, relating to controls over income tax accounting described in the 2006 Annual Report on Form 10-K, AIG’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2007, AIG’s disclosure controls and procedures were ineffective. In addition, there has been no change in AIG’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, AIG’s internal control over financial reporting.

American International Group, Inc. and Subsidiaries
Part II – OTHER INFORMATION

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides information with respect to purchases of AIG Common stock during the three months ended September 30, 2007.

				Maximum Number
			Total Number of	of Shares that
			Shares	May Yet Be
		Average	Purchased as	Purchased
	Total	Price	Part of Publicly	Under the Plans
	Number of	Paid per	Announced Plans	or Programs
Period	Shares Purchased(1)	Share	or Programs	at End of Month(2)

July 1 - 31	15,956,939	$68.50	15,956,939
August 1 - 31	9,464,750	67.10	9,464,750
September 1 - 30	5,190,195	64.09	5,190,195

Total	30,611,884	$67.32	30,611,884

(1)	Reflects date of delivery. Does not include 42,867 shares delivered or attested to in satisfaction of the exercise price by holders of AIG employee stock options exercised during the three months ended September 30, 2007.
(2)	In February 2007, AIG’s Board of Directors increased AIG’s share repurchase program by authorizing the repurchase of shares with an aggregate purchase price of $8 billion. A balance of $4.3 billion remained for purchases under the program as of September 30, 2007, although $1.28 billion of that amount has been advanced by AIG to purchase shares under the program. The purchase program has no set expiration or termination date.
ITEM 6. Exhibits
See accompanying Exhibit Index.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN INTERNATIONAL GROUP, INC.
(Registrant)

/s/ Steven J. Bensinger

Steven J. Bensinger
Executive Vice President and Chief Financial Officer

/s/ David L. Herzog

David L. Herzog
Senior Vice President and Comptroller
(Principal Accounting Officer)
Dated: November 7, 2007

EXHIBIT INDEX

Exhibit
Number	Description	Location

11	Statement re computation of per share earnings	Included in Note (3) of Notes to Consolidated Financial Statements.
12	Statement re computation of ratios	Filed herewith.
31	Rule 13a-14(a)/15d-14(a) Certifications	Filed herewith.
32	Section 1350 Certifications	Filed herewith.