Form 10-K
period 2007-12-31
AMERICAN INTERNATIONAL GROUP INC
filed 2008-02-28
CIK 5272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 1-8787

American International Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-2592361
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
70 Pine Street, New York, New York (Address of principal executive offices)	10270 (Zip Code)
Registrant’s telephone number, including area code (212) 770-7000

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

Common Stock, Par Value $2.50 Per Share	New York Stock Exchange
5.75% Series A-2 Junior Subordinated Debentures	New York Stock Exchange
4.875% Series A-3 Junior Subordinated Debentures	New York Stock Exchange
6.45% Series A-4 Junior Subordinated Debentures	New York Stock Exchange
7.70% Series A-5 Junior Subordinated Debentures	New York Stock Exchange
NIKKEI 225® Index Market Index Target-Term Securities® due January 5, 2011	American Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:

Title of each class

None

    Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐         No ☑
    Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐         No ☑
    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐
    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                  No ☑
    The aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant computed by reference to the price at which the common equity was last sold as of June 29, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $152,287,000,000.
  As of January 31, 2008, there were outstanding 2,522,336,771 shares of Common Stock, $2.50 par value per share, of the registrant.
Documents Incorporated by Reference:
    Portions of the registrant’s definitive proxy statement filed or to be filed with the Securities and Exchange Commission pursuant to Regulation 14A involving the election of directors at the Annual Meeting of Shareholders of the registrant scheduled to be held on May 14, 2008 are incorporated by reference in Part III of this Form 10-K.

AIG 2007 Form 10-K         1

American International Group, Inc. and Subsidiaries

*	Except for the information provided in Part I under the heading “Directors and Executive Officers of AIG,” Part III Items 10, 11, 12, 13 and 14 are included in AIG’s Definitive Proxy Statement to be used in connection with AIG’s Annual Meeting of Shareholders scheduled to be held on May 14, 2008.
2        AIG 2007 Form 10-K

American International Group, Inc. and Subsidiaries
Part I

Item 1.
Business
American International Group, Inc. (AIG), a Delaware corporation, is a holding company which, through its subsidiaries, is engaged in a broad range of insurance and insurance-related activities in the United States and abroad. AIG’s primary activities include both General Insurance and Life Insurance & Retirement Services operations. Other significant activities include Financial Services and Asset Management. The principal business units in each of AIG’s operating segments are as follows*:
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

AIU Insurance Company (AIUI)
Life Insurance & Retirement Services

Domestic:

American General Life Insurance Company (AIG American General)

American General Life and Accident Insurance Company (AGLA)

The United States Life Insurance Company in the City of New York (USLIFE)

The Variable Annuity Life Insurance Company (VALIC)

AIG Annuity Insurance Company (AIG Annuity)

AIG SunAmerica Life Assurance Company (AIG SunAmerica)

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

Imperial A.I. Credit Companies (A.I. Credit)
Asset Management

AIG SunAmerica Asset Management Corp. (SAAMCo)

AIG Global Asset Management Holdings Corp. and its subsidiaries and affiliated companies (collectively, AIG Investments)

AIG Private Bank Ltd. (AIG Private Bank)

AIG Global Real Estate Investment Corp. (AIG Global Real Estate)
    At December 31, 2007, AIG and its subsidiaries had approximately 116,000 employees.
    AIG’s Internet address for its corporate website is www.aigcorporate.com. AIG makes available free of charge, through the Investor Information section of AIG’s corporate website, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and Proxy Statements on Schedule 14A and amendments to those reports or statements filed or furnished pursuant to Section 13(a), 14(a) or 15(d) of the Securities Exchange Act of 1934 (the Exchange Act) as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). AIG also makes available on its corporate website copies of the charters for its Audit, Nominating and Corporate Governance and Compensation and Management Resources Committees, as well as its Corporate Governance Guidelines (which include Director Independence Standards), Director, Executive Officer and Senior Financial Officer Code of Business Conduct and Ethics, Employee Code of Conduct and Related-Party Transactions Approval Policy. Except for the documents specifically incorporated by reference into this Annual Report on Form 10-K, information contained on AIG’s website or that can be accessed through its website is not incorporated by reference into this Annual Report on Form 10-K.
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

*For information on AIG’s business segments, see Note 2 to Consolidated Financial Statements.
AIG 2007 Form 10-K         3

American International Group, Inc. and Subsidiaries

The following table presents the general development of the business of AIG on a consolidated basis, the contributions made to AIG’s consolidated revenues and operating income and the assets held, in the periods indicated, by its General Insurance, Life Insurance & Retirement Services, Financial Services and Asset Management operations and Other operations. For additional information, see Item 6. Selected Financial Data, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes 1 and 2 to Consolidated Financial Statements.

Years Ended December 31,
(in millions)	2007	2006(a)	2005(a)	2004(a)	2003(a)

General Insurance operations:
Gross premiums written	$58,798	$56,280	$52,725	$52,046	$46,938
Net premiums written	47,067	44,866	41,872	40,623	35,031
Net premiums earned	45,682	43,451	40,809	38,537	31,306
Net investment income(b)	6,132	5,696	4,031	3,196	2,566
Net realized capital gains (losses)	(106)	59	334	228	(39)
Operating income(b)(c)(d)	10,526	10,412	2,315	3,177	4,502
Year-end identifiable assets	181,708	167,004	150,667	131,658	117,511
Statutory measures(e):
Statutory underwriting profit (loss)(c)(d)	4,073	4,408	(2,165)	(564)	1,559
Loss ratio	65.6	64.6	81.1	78.8	73.1
Expense ratio	24.7	24.5	23.6	21.5	19.6

Combined ratio(d)	90.3	89.1	104.7	100.3	92.7

Life Insurance & Retirement Services operations:
Premiums and other considerations	33,627	30,766	29,501	28,167	23,568
Net investment income(b)	22,341	20,024	18,677	15,654	13,278
Net realized capital gains (losses)(f)	(2,398)	88	(158)	45	362
Operating income(b)(f)	8,186	10,121	8,965	7,968	6,970
Year-end identifiable assets	615,386	550,957	489,331	457,071	380,126
Gross insurance in force at end of year	2,312,045	2,070,600	1,852,833	1,858,094	1,583,031

Financial Services operations:
Interest, lease and finance charges(g)(h)	(1,209)	7,910	10,523	7,495	6,241
Net realized capital gains (losses)	(100)	(133)	154	(45)	123
Operating income (loss)(g)(h)	(9,515)	383	4,424	2,131	1,302
Year-end identifiable assets	203,894	202,485	161,919	161,929	138,613

Asset Management operations:
Investment income from spread-based products and management, advisory and incentive fees	6,625	4,668	4,500	4,179	3,379
Net realized capital gains (losses)	(1,000)	(125)	82	60	(754)
Operating income	1,164	1,538	1,963	1,947	521
Year-end identifiable assets	77,274	78,275	69,584	68,503	56,047

Other operations:
Net realized capital gains (losses)	12	217	(71)	(244)	(134)
All other(i)	(1,430)	(984)	(2,383)	(134)	(1,254)

Consolidated:
Total revenues(j)(k)	110,064	113,387	108,781	97,823	79,601
Operating income(b)(j)(k)	8,943	21,687	15,213	14,845	11,907
Year-end total assets	1,060,505	979,410	853,048	801,007	675,602

(a)	Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

(b)	In 2006, includes the effect of out of period adjustments related to the accounting for certain interests in unit investment trusts (UCITS). The effect was an increase of $490 million in both revenues and operating income for General Insurance and an increase of $240 million and $169 million in revenues and operating income, respectively, for Life Insurance & Retirement Services.

(c)	Includes current year catastrophe-related losses of $276 million, $2.89 billion and $1.05 billion in 2007, 2005 and 2004, respectively. There were no significant catastrophe-related losses in 2006 or 2003.

(d)	Operating income was reduced by fourth quarter charges of $1.8 billion and $850 million in 2005 and 2004, respectively, resulting from the annual review of General Insurance loss and loss adjustment reserves. In 2006, 2005 and 2004, changes in estimates for asbestos and environmental reserves were $198 million, $873 million and $850 million, respectively.

(e)	Calculated on the basis under which the U.S.-domiciled general insurance companies are required to report such measurements to regulatory authorities.
4        AIG 2007 Form 10-K

American International Group, Inc. and Subsidiaries

(f)	In 2007, 2006, 2005, 2004 and 2003, includes other-than-temporary impairment charges of $2.8 billion, $641 million, $425 million, $441 million and $1.2 billion. See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Invested Assets — Other-than-temporary impairments.

(g)	Includes gains (losses) from hedging activities that did not qualify for hedge accounting treatment under Statement of Financial Accounting Standards (FAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133), including the related foreign exchange gains and losses. In 2007, 2006, 2005, 2004 and 2003, respectively, the effect was $211 million, $(1.82) billion, $2.01 billion, $(122) million and $(1.01) billion in both revenues and operating income for Capital Markets. These amounts result primarily from interest rate and foreign currency derivatives that are effective economic hedges of investments and borrowings. These gains (losses) in 2007 include a $380 million out of period charge to reverse net gains recognized on transfers of available for sale securities among legal entities consolidated within AIGFP. In 2006, includes an out of period charge of $223 million related to the remediation of the material weakness in internal control over the accounting for certain derivative transactions under FAS 133. In the first quarter of 2007, AIGFP began applying hedge accounting for certain of its interest rate swaps and foreign currency forward contracts hedging its investments and borrowings.

(h)	In 2007, both revenues and operating income (loss) include an unrealized market valuation loss of $11.5 billion on AIGFP super senior credit default swap portfolio and an other-than-temporary impairment charge of $643 million on AIGFP’s available for sale investment securities. See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Invested Assets — Other-than- temporary impairments.

(i)	In 2005, includes $1.6 billion of regulatory settlement costs as described under Item 3. Legal Proceedings.

(j)	In 2007, 2006, 2005, 2004 and 2003, includes other-than-temporary impairment charges of $4.7 billion, $944 million, $598 million, $684 million and $1.5 billion. Also includes gains (losses) from hedging activities that did not qualify for hedge accounting treatment under FAS 133, including the related foreign exchange gains and losses. In 2007, 2006, 2005, 2004 and 2003, respectively, the effect was $(1.44) billion, $(1.87) billion, $2.02 billion, $385 million and $(1.50) billion in revenues and $(1.44) billion, $(1.87) billion, $2.02 billion, $671 million and $(1.22) billion in operating income. These amounts result primarily from interest rate and foreign currency derivatives that are effective economic hedges of investments and borrowings.

(k)	Represents income before income taxes, minority interest and cumulative effect of accounting changes.
AIG 2007 Form 10-K         5

American International Group, Inc. and Subsidiaries

General Insurance Operations
AIG’s General Insurance subsidiaries write substantially all lines of commercial property and casualty insurance and various personal lines both domestically and abroad. Domestic General Insurance operations are comprised of the Domestic Brokerage Group (DBG), Reinsurance, Personal Lines and Mortgage Guaranty.
    AIG is diversified both in terms of classes of business and geographic locations. In General Insurance, workers compensation business is the largest class of business written and represented approximately 15 percent of net premiums written for the year ended December 31, 2007. During 2007, 10 percent and 7 percent of the direct General Insurance premiums written (gross premiums less return premiums and cancellations, excluding reinsurance assumed and before deducting reinsurance ceded) were written in California and New York, respectively. No other state or foreign country accounted for more than five percent of such premiums.
    The majority of AIG’s General Insurance business is in the casualty classes, which tend to involve longer periods of time for the reporting and settling of claims. This may increase the risk and uncertainty with respect to AIG’s loss reserve development.
DBG
AIG’s primary Domestic General Insurance division is DBG. DBG’s business in the United States and Canada is conducted through American Home, National Union, Lexington, HSB and certain other General Insurance company subsidiaries of AIG. During 2007, DBG accounted for 51 percent of AIG’s General Insurance net premiums written.
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
    In addition to writing substantially all classes of business insurance, including large commercial or industrial property insurance, excess liability, inland marine, environmental, workers compensation and excess and umbrella coverages, DBG offers many specialized forms of insurance such as aviation, accident and health, equipment breakdown, directors and officers liability (D&O), difference-in-conditions, kidnap-ransom, export credit and political risk, and various types of professional errors and omissions coverages. Also included in DBG are the operations of AIG Risk Management, which provides insurance and risk management programs for large corporate customers and is a leading provider of customized structured insurance products, and AIG Environmental, which focuses specifically on providing specialty products to clients with environmental exposures. Lexington writes surplus lines for risks on which conventional insurance companies do not readily provide insurance coverage, either because of complexity or because the coverage does not lend itself to conventional contracts. The AIG Worldsource Division introduces and coordinates AIG’s products and services to U.S.-based multinational clients and foreign corporations doing business in the U.S.
Reinsurance
The subsidiaries of Transatlantic Holdings, Inc. (Transatlantic) offer reinsurance on both a treaty and facultative basis to insurers in the United States and abroad. Transatlantic structures programs for a full range of property and casualty products with an emphasis on specialty risk. Transatlantic is a public company owned 59.0 percent by AIG and therefore is included in AIG’s consolidated financial statements.
Personal Lines
AIG’s Personal Lines operations provide automobile insurance through aigdirect.com, the newly formed operation resulting from the 2007 combination of AIG Direct and 21st Century Insurance Group (21st Century) operations, and the Agency Auto Division, as well as a broad range of coverages for high net worth individuals through the AIG Private Client Group.
Mortgage Guaranty
The main business of the subsidiaries of United Guaranty Corporation (UGC) is the issuance of residential mortgage guaranty insurance, both domestically and internationally, that covers the first loss for credit defaults on high loan-to-value conventional first-lien mortgages for the purchase or refinance of one to four family residences. UGC subsidiaries also write second-lien and private student loan guaranty insurance.
Foreign General Insurance
AIG’s Foreign General Insurance group accepts risks primarily underwritten through American International Underwriters (AIU), a marketing unit consisting of wholly owned agencies and insurance companies. The Foreign General Insurance group also includes business written by AIG’s foreign-based insurance subsidiaries. The Foreign General Insurance group uses various marketing methods and multiple distribution channels to write both commercial and consumer lines insurance with certain refinements for local laws, customs and needs. AIU operates in Asia, the Pacific Rim, Europe, the U.K., Africa, the Middle East and Latin America. During 2007, the Foreign General Insurance group accounted for 28 percent of AIG’s General Insurance net premiums written.
Discussion and Analysis of Consolidated Net Losses and Loss Expense Reserve Development
The reserve for net losses and loss expenses represents the accumulation of estimates for reported losses (case basis reserves) and provisions for losses incurred but not reported (IBNR), both reduced by applicable reinsurance recoverable and the discount for future investment income, where permitted. Net losses and loss expenses are charged to income as incurred.
    Loss reserves established with respect to foreign business are set and monitored in terms of the currency in which payment is expected to be made. Therefore, no assumption is included for
6        AIG 2007 Form 10-K

American International Group, Inc. and Subsidiaries

changes in currency rates. See also Note 1(ff) to Consolidated Financial Statements.
    Management reviews the adequacy of established loss reserves utilizing a number of analytical reserve development techniques. Through the use of these techniques, management is able to monitor the adequacy of AIG’s established reserves and determine appropriate assumptions for inflation. Also, analysis of emerging specific development patterns, such as case reserve redundancies or deficiencies and IBNR emergence, allows management to determine any required adjustments.
    The “Analysis of Consolidated Losses and Loss Expense Reserve Development” table presents the development of net losses and loss expense reserves for calendar years 1997 through 2007. Immediately following this table is a second table that presents all data on a basis that excludes asbestos and environmental net losses and loss expense reserve development. The opening reserves held are shown at the top of the table for each year end date. The amount of loss reserve discount included in the opening reserve at each date is shown immediately below the reserves held for each year. The undiscounted reserve at each date is thus the sum of the discount and the reserve held.
    The upper half of the table presents the cumulative amounts paid during successive years related to the undiscounted opening loss reserves. For example, in the table that excludes asbestos and environmental losses, with respect to the net losses and loss expense reserve of $24.83 billion as of December 31, 2000, by the end of 2007 (seven years later) $33.05 billion had actually been paid in settlement of these net loss reserves. In addition, as reflected in the lower section of the table, the original undiscounted reserve of $26.12 billion was reestimated to be $41.21 billion at December 31, 2007. This increase from the original estimate would generally result from a combination of a number of factors, including reserves being settled for larger amounts than originally estimated. The original estimates will also be increased or decreased as more information becomes known about the individual claims and overall claim frequency and severity patterns. The redundancy (deficiency) depicted in the table, for any particular calendar year, presents the aggregate change in estimates over the period of years subsequent to the calendar year reflected at the top of the respective column heading. For example, the redundancy of $672 million at December 31, 2007 related to December 31, 2006 net losses and loss expense reserves of $62.72 billion represents the cumulative amount by which reserves in 2006 and prior years have developed favorably during 2007.
    The bottom of each table below presents the remaining undiscounted and discounted net loss reserve for each year. For example, in the table that excludes asbestos and environmental losses, for the 2002 year end, the remaining undiscounted reserves held as of December 31, 2007 are $13.57 billion, with a corresponding discounted net reserve of $12.57 billion.
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
AIG 2007 Form 10-K         7

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

(in millions)	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007

Net Reserves Held	$20,901	$25,418	$25,636	$25,684	$26,005	$29,347	$36,228	$47,254	$57,476	$62,630	$69,288
Discount (in Reserves Held)	619	897	1,075	1,287	1,423	1,499	1,516	1,553	2,110	2,264	2,429
Net Reserves Held (Undiscounted)	21,520	26,315	26,711	26,971	27,428	30,846	37,744	48,807	59,586	64,894	71,717
Paid (Cumulative) as of:
One year later	5,607	7,205	8,266	9,709	11,007	10,775	12,163	14,910	15,326	14,862
Two years later	9,754	12,382	14,640	17,149	18,091	18,589	21,773	24,377	25,152
Three years later	12,939	16,599	19,901	21,930	23,881	25,513	28,763	31,296
Four years later	15,484	20,263	23,074	26,090	28,717	30,757	33,825
Five years later	17,637	22,303	25,829	29,473	32,685	34,627
Six years later	18,806	24,114	28,165	32,421	35,656
Seven years later	19,919	25,770	30,336	34,660
Eight years later	21,089	27,309	31,956
Nine years later	22,177	28,626
Ten years later	23,096

(in millions)	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007

Net Reserves Held (undiscounted)	$21,520	$26,315	$26,711	$26,971	$27,428	$30,846	$37,744	$48,807	$59,586	$64,894	$71,717
Undiscounted Liability as of:
One year later	21,563	25,897	26,358	26,979	31,112	32,913	40,931	53,486	59,533	64,238
Two years later	21,500	25,638	27,023	30,696	33,363	37,583	49,463	55,009	60,126
Three years later	21,264	26,169	29,994	32,732	37,964	46,179	51,497	56,047
Four years later	21,485	28,021	31,192	36,210	45,203	48,427	52,964
Five years later	22,405	28,607	33,910	41,699	47,078	49,855
Six years later	22,720	30,632	38,087	43,543	48,273
Seven years later	24,209	33,861	39,597	44,475
Eight years later	26,747	34,986	40,217
Nine years later	27,765	35,556
Ten years later	28,104
Net Redundancy/(Deficiency)	(6,584)	(9,241)	(13,506)	(17,504)	(20,845)	(19,009)	(15,220)	(7,240)	(540)	656
Remaining Reserves (Undiscounted)	5,008	6,930	8,261	9,815	12,617	15,228	19,139	24,751	34,974	49,376
Remaining Discount	418	499	591	705	851	1,005	1,155	1,319	1,563	1,937
Remaining Reserves	4,590	6,431	7,670	9,110	11,766	14,223	17,984	23,432	33,411	47,439

The following table presents the gross liability (before discount), reinsurance recoverable and net liability recorded at each year end and the reestimation of these amounts as of December 31, 2007:

(in millions)	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007

Gross Liability, End of Year	$32,049	$36,973	$37,278	$39,222	$42,629	$48,173	$53,387	$63,431	$79,279	$82,263	$87,929
Reinsurance Recoverable, End of Year	10,529	10,658	10,567	12,251	15,201	17,327	15,643	14,624	19,693	17,369	16,212
Net Liability, End of Year	21,520	26,315	26,711	26,971	27,428	30,846	37,744	48,807	59,586	64,894	71,717
Reestimated Gross Liability	44,844	54,284	60,212	66,308	70,680	72,234	72,944	74,434	80,941	81,695
Reestimated Reinsurance Recoverable	16,740	18,729	19,995	21,833	22,407	22,379	19,980	18,386	20,816	17,457
Reestimated Net Liability	28,104	35,555	40,217	44,475	48,273	49,855	52,964	56,048	60,125	64,238
Cumulative Gross Redundancy/(Deficiency)	(12,795)	(17,311)	(22,934)	(27,086)	(28,051)	(24,061)	(19,557)	(11,003)	(1,662)	568

8        AIG 2007 Form 10-K

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

(in millions)	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007

Net Reserves Held	$20,113	$24,554	$24,745	$24,829	$25,286	$28,650	$35,559	$45,742	$55,227	$60,451	$67,597
Discount (in Reserves Held)	619	897	1,075	1,287	1,423	1,499	1,516	1,553	2,110	2,264	2,429
Net Reserves Held (Undiscounted)	20,732	25,451	25,820	26,116	26,709	30,149	37,075	47,295	57,336	62,715	70,026
Paid (Cumulative) as of:
One year later	5,467	7,084	8,195	9,515	10,861	10,632	11,999	14,718	15,047	14,356
Two years later	9,500	12,190	14,376	16,808	17,801	18,283	21,419	23,906	24,367
Three years later	12,618	16,214	19,490	21,447	23,430	25,021	28,129	30,320
Four years later	14,972	19,732	22,521	25,445	28,080	29,987	32,686
Five years later	16,983	21,630	25,116	28,643	31,771	33,353
Six years later	18,014	23,282	27,266	31,315	34,238
Seven years later	18,972	24,753	29,162	33,051
Eight years later	19,960	26,017	30,279
Nine years later	20,779	26,832
Ten years later	21,202

(in millions)	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007

Net Reserves Held (undiscounted)	$20,732	$25,451	$25,820	$26,116	$26,709	$30,149	$37,075	$47,295	$57,336	$62,715	$70,026
Undiscounted Liability as of:
One year later	20,576	24,890	25,437	26,071	30,274	32,129	39,261	51,048	57,077	62,043
Two years later	20,385	24,602	26,053	29,670	32,438	35,803	46,865	52,364	57,653
Three years later	20,120	25,084	28,902	31,619	36,043	43,467	48,691	53,385
Four years later	20,301	26,813	30,014	34,102	42,348	45,510	50,140
Five years later	21,104	27,314	31,738	38,655	44,018	46,925
Six years later	21,336	28,345	34,978	40,294	45,201
Seven years later	21,836	30,636	36,283	41,213
Eight years later	23,441	31,556	36,889
Nine years later	24,261	32,113
Ten years later	24,588
Net Redundancy/(Deficiency)	(3,856)	(6,662)	(11,069)	(15,097)	(18,492)	(16,776)	(13,065)	(6,090)	(317)	672
Remaining Reserves (undiscounted)	3,386	5,281	6,610	8,162	10,963	13,572	17,454	23,065	33,286	47,687
Remaining Discount	418	499	591	705	851	1,005	1,155	1,319	1,563	1,937
Remaining Reserves	2,968	4,782	6,019	7,457	10,112	12,567	16,299	21,746	31,723	45,750

The following table presents the gross liability (before discount), reinsurance recoverable and net liability recorded at each year end and the reestimation of these amounts as of December 31, 2007:

(in millions)	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007

Gross Liability, End of Year	$29,740	$34,474	$34,666	$36,777	$40,400	$46,036	$51,363	$59,790	$73,808	$77,111	$83,551
Reinsurance Recoverable, End of Year	9,008	9,023	8,846	10,661	13,691	15,887	14,288	12,495	16,472	14,396	13,525
Net Liability, End of Year	20,732	25,451	25,820	26,116	26,709	30,149	37,075	47,295	57,336	62,715	70,026
Reestimated Gross Liability	35,712	45,467	51,801	58,420	63,320	65,217	66,320	68,100	75,028	76,439
Reestimated Reinsurance Recoverable	11,124	13,354	14,912	17,207	18,119	18,292	16,180	14,715	17,375	14,396
Reestimated Net Liability	24,588	32,113	36,889	41,213	45,201	46,925	50,140	53,385	57,653	62,043
Cumulative Gross Redundancy/(Deficiency)	(5,972)	(10,993)	(17,135)	(21,643)	(22,920)	(19,181)	(14,957)	(8,310)	(1,220)	672

AIG 2007 Form 10-K         9

American International Group, Inc. and Subsidiaries

    The reserve for losses and loss expenses as reported in AIG’s consolidated balance sheet at December 31, 2007 differs from the total reserve reported in the Annual Statements filed with state insurance departments and, where appropriate, with foreign regulatory authorities. The differences at December 31, 2007 relate primarily to reserves for certain foreign operations not required to be reported in the United States for statutory reporting purposes. Further, statutory practices in the United States require reserves to be shown net of applicable reinsurance recoverable.
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
Life Insurance & Retirement Services Operations
AIG’s Life Insurance & Retirement Services operations provide insurance, financial and investment-oriented products throughout the world. Insurance-oriented products consist of individual and group life, payout annuities (including structured settlements), endowment and accident and health policies. Retirement savings products consist generally of fixed and variable annuities.
Foreign Life Insurance & Retirement Services
In its Foreign Life Insurance & Retirement Services businesses, AIG operates principally through ALICO, AIG Star Life, AIG Edison Life, AIA, Nan Shan and Philamlife. ALICO is incorporated in Delaware and all of its business is written outside of the United States. ALICO has operations either directly or through subsidiaries in Europe, including the U.K., Latin America, the Caribbean, the Middle East, South Asia and the Far East, with Japan being the largest territory. ALICO also conducts life insurance business through a joint venture in Brazil. AIA operates primarily in China (including Hong Kong), Singapore, Malaysia, Thailand, Korea, Australia, New Zealand, Vietnam, Indonesia and India. The operations in India are conducted through a joint venture, Tata AIG Life Insurance Company Limited. Nan Shan operates in Taiwan. Philamlife is the largest life insurer in the Philippines. AIG Star Life and AIG Edison Life operate in Japan. Operations in foreign countries comprised 79 percent of Life Insurance & Retirement Services Premiums and other considerations and 76 percent of Life Insurance & Retirement Services operating income in 2007.
    The Foreign Life Insurance & Retirement Services companies have over 285,000 full and part-time agents, as well as independent producers, and sell their products largely to indigenous persons in local and foreign currencies. In addition to the agency outlets, these companies also distribute their products through direct marketing channels, such as mass marketing, and through brokers and other distribution outlets, such as financial institutions.
Domestic Life Insurance & Retirement Services
AIG’s principal Domestic Life Insurance & Retirement Services operations include AGLA, AIG American General, AIG Annuity, USLIFE, VALIC and AIG SunAmerica. These companies utilize multiple distribution channels including independent producers, brokerage, career agents and financial institutions to offer life insurance, annuity and accident and health products and services, as well as financial and other investment products. The Domestic Life Insurance & Retirement Services operations comprised 21 percent of total Life Insurance & Retirement Services Premiums and other considerations and 24 percent of Life Insurance & Retirement Services operating income in 2007.
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
    Various AIG profit centers, including DBG, AIU and AIG Risk Finance, as well as certain Life Insurance subsidiaries, use AIRCO as a reinsurer for certain of their businesses. In Bermuda, AIRCO discounts reserves attributable to certain classes of business assumed from other AIG subsidiaries.
    For a further discussion of reinsurance, see Item 1A. Risk Factors — Reinsurance; Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Reinsurance; and Note 5 to Consolidated Financial Statements.
10        AIG 2007 Form 10-K

American International Group, Inc. and Subsidiaries

Insurance Investment Operations
A significant portion of AIG’s General Insurance and Life Insurance & Retirement Services revenues are derived from AIG’s insurance investment operations.
The following table summarizes the investment results of the insurance operations:

	Annual Average Cash and Invested Assets

	Cash			Return on
	(including			Average Cash	Return on
Years Ended December 31,	short-term	Invested		and Invested	Average Invested
(in millions)	investments)(a)	Assets(a)	Total	Assets(b)	Assets(c)

General Insurance:
2007	$5,874	$117,050	$122,924	5.0%	5.2%
2006	3,201	102,231	105,432	5.4	5.6
2005	2,450	86,211	88,661	4.5	4.7
2004	2,012	73,338	75,350	4.2	4.4
2003	1,818	59,855	61,673	4.2	4.3
Life Insurance & Retirement Services:
2007	$25,926	$423,473	$449,669	5.0%	5.3%
2006	13,698	392,348	406,046	4.9	5.1
2005	11,137	356,839	367,976	5.1	5.2
2004	7,737	309,627	317,364	4.9	5.1
2003	4,680	247,608	252,288	5.3	5.4

(a)	Including investment income due and accrued and real estate. Also, includes collateral assets invested under the global securities lending program.

(b)	Net investment income divided by the annual average sum of cash and invested assets.

(c)	Net investment income divided by the annual average invested assets.
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
Financial Services Operations
AIG’s Financial Services subsidiaries engage in diversified activities including aircraft and equipment leasing, capital markets, consumer finance and insurance premium finance. Together, the Aircraft Leasing, Capital Markets and Consumer Finance operations generate the majority of the revenues produced by the Financial Services operations. A.I. Credit also contributes to Financial Services income principally by providing insurance premium financing for both AIG’s policyholders and those of other insurers.
Aircraft Leasing
Aircraft Leasing operations represent the operations of ILFC, which generates its revenues primarily from leasing new and used commercial jet aircraft to foreign and domestic airlines. Revenues also result from the remarketing of commercial jets for ILFC’s own account, and remarketing and fleet management services for airlines and financial institutions. See also Note 2 to Consolidated Financial Statements.
Capital Markets
Capital Markets represents the operations of AIGFP, which engages as principal in a wide variety of financial transactions, including standard and customized financial products involving commodities, credit, currencies, energy, equities and rates. The credit products include credit protection written through credit default swaps on super senior risk tranches of diversified pools of loans and debt securities. AIGFP also invests in a diversified portfolio of securities and principal investments and engages in borrowing activities that include issuing standard and structured notes and other securities and entering into guaranteed investment agreements (GIAs).
Consumer Finance
Consumer Finance operations include AGF as well as AIGCFG. AGF provides a wide variety of consumer finance products, including real estate and non-real estate loans, retail sales finance and credit-related insurance to customers in the United States, the U.K., Puerto Rico and the U.S. Virgin Islands. AGF’s finance receivables are primarily sourced through its branches, although many of AGF’s real estate loans are sourced through its centralized real estate operations, which include AGF’s mortgage banking activities. AIGCFG, through its subsidiaries, is engaged in developing a multi-product consumer finance business with an emphasis on emerging and developing markets.
Asset Management Operations
AIG’s Asset Management operations comprise a wide variety of investment-related services and investment products. These ser-
AIG 2007 Form 10-K         11

American International Group, Inc. and Subsidiaries

vices and products are offered to individuals, pension funds and institutions globally through AIG’s Spread-Based Investment business, Institutional Asset Management, and Brokerage Services and Mutual Funds business. Also included in Asset Management operations are the results of certain SunAmerica sponsored partnership investments.
Spread-Based Investment Business
AIG’s Spread-Based Investment business includes the results of AIG’s proprietary spread-based investment operations, the Matched Investment Program (MIP), which was launched in September of 2005 to replace the Guaranteed Investment Contract (GIC) program, which is in runoff. The MIP is an investment strategy that involves investing in various asset classes with financing provided through third parties. This business uses various risk mitigating strategies designed to hedge interest rate and currency risk associated with underlying investments and related liabilities.
Institutional Asset Management
AIG’s Institutional Asset Management business, conducted through AIG Investments, provides an array of investment products and services globally to institutional investors, pension funds, AIG subsidiaries and high net worth investors. These products include traditional equity and fixed income investments, and a wide range of alternative asset classes. These services include investment advisory and subadvisory services, investment monitoring and investment transaction structuring. Within the fixed income and equity asset classes, AIG Investments offers various forms of structured investments aimed at achieving superior returns or capital preservation. Within the alternative asset class, AIG Investments offers hedge and private equity fund-of-funds, direct investments and distressed debt investments.
    AIG Global Real Estate provides a wide range of real estate investment and management services for AIG subsidiaries, as well as for third-party institutional investors, high net worth investors and pension funds. Through a strategic network of local real estate ventures, AIG Global Real Estate actively invests in and develops office, industrial, multi-family residential, retail, hotel and resort properties globally.
    AIG Private Bank offers banking, trading and investment management services to private clients and institutions globally.
    From time to time, AIG Investments acquires alternative investments, primarily consisting of direct controlling equity interests in private enterprises, with the intention of “warehousing” such investments until the investment or economic benefit thereof is transferred to a fund or other AIG-managed investment product. During the warehousing period, AIG bears the cost and risks associated with carrying these investments and consolidates them on its balance sheet and records the operating results until the investments are transferred, sold or otherwise divested. Changes in market conditions may negatively affect the fair value of these warehoused investments. Market conditions may impede AIG from launching new investment products for which these warehoused assets are being held, which could result in AIG not recovering its investment upon transfer or divestment. In the event that AIG is unable to transfer or otherwise divest its interest in the warehoused investment to third parties, AIG could be required to hold these investments indefinitely. In certain instances, the consolidated warehoused investments are not wholly owned by AIG. In such cases, AIG shares the risk associated with warehousing the asset with the minority interest investors.
Brokerage Services and Mutual Funds
AIG’s Brokerage Services and Mutual Funds business, conducted through AIG Advisor Group, Inc. and AIG SunAmerica Asset Management Corp., provides broker-dealer related services and mutual funds to retail investors, group trusts and corporate accounts through an independent network of financial advisors. AIG Advisor Group, Inc., a subsidiary of AIG Retirement Services, Inc., is comprised of several broker-dealer entities that provide these services to clients primarily in the U.S. marketplace. AIG SunAmerica Asset Management Corp. manages, advises and/or administers retail mutual funds, as well as the underlying assets of variable annuities sold by AIG SunAmerica and VALIC to individuals and groups throughout the United States.
Other Asset Management
Included in Other Asset Management is income or loss from certain AIG SunAmerica sponsored partnerships and partnership investments. Partnership assets consist of investments in a diversified portfolio of private equity funds, affordable housing partnerships and hedge fund investments.
Other Operations
Certain AIG subsidiaries provide insurance-related services such as adjusting claims and marketing specialized products. Several wholly owned foreign subsidiaries of AIG operating in countries or jurisdictions such as Ireland, Bermuda, Barbados and Gibraltar provide insurance and related administrative and back office services to affiliated and unaffiliated insurance and reinsurance companies, including captive insurance companies unaffiliated with AIG.
    AIG has several other subsidiaries that engage in various businesses. Mt. Mansfield Company, Inc. owns and operates the ski slopes, lifts, a school and an inn located in Stowe, Vermont. Also reported in AIG’s Other operations are interest expense, expenses of corporate staff not attributable to specific business segments, expenses related to efforts to improve internal controls, corporate initiatives, certain compensation plan expenses and the settlement costs more fully described in Item 3. Legal Proceedings and Note 12(a) to Consolidated Financial Statements.
Additional Investments
AIG’s significant investments in partially owned companies (which are accounted for under the equity method) include a 25.4 percent interest in The Fuji Fire and Marine Insurance Co., Ltd., a general insurance company in Japan, a 26.0 percent interest in Tata AIG Life Insurance Company, Ltd. and a 26.0 percent interest
12        AIG 2007 Form 10-K

American International Group, Inc. and Subsidiaries

in Tata AIG General Insurance Company, Ltd. in India. Substantially all of AIG’s equity interest in Allied World Assurance Holdings, Ltd. was sold by AIG in December 2007. For a discussion of AIG’s investments in partially owned companies, see Note 1(s) to Consolidated Financial Statements.
Locations of Certain Assets
As of December 31, 2007, approximately 37 percent of the consolidated assets of AIG were located in foreign countries (other than Canada), including $4.4 billion of cash and securities on deposit with foreign regulatory authorities. Foreign operations and assets held abroad may be adversely affected by political developments in foreign countries, including tax changes, nationalization and changes in regulatory policy, as well as by consequence of hostilities and unrest. The risks of such occurrences and their overall effect upon AIG vary from country to country and cannot easily be predicted. If expropriation or nationalization does occur, AIG’s policy is to take all appropriate measures to seek recovery of such assets. Certain of the countries in which AIG’s business is conducted have currency restrictions which generally cause a delay in a company’s ability to repatriate assets and profits. See also Notes 1 and 2 to Consolidated Financial Statements and Item 1A. Risk Factors — Foreign Operations.
Regulation
AIG’s operations around the world are subject to regulation by many different types of regulatory authorities, including insurance, securities, investment advisory, banking and thrift regulators in the United States and abroad. The regulatory environment can have a significant effect on AIG and its business. AIG’s operations have become more diverse and consumer-oriented, increasing the scope of regulatory supervision and the possibility of intervention. Although AIG cannot predict the scope or effect of such regulation on its business, AIG expects further regulation of its domestic consumer finance operations as a result of the current disruption of the U.S. residential mortgage market. In addition, the investigations into financial accounting practices that led to two restatements of AIG’s consolidated financial statements have heightened regulatory scrutiny of AIG worldwide.
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
    AIG’s insurance subsidiaries, in common with other insurers, are subject to regulation and supervision by the states and by other jurisdictions in which they do business. Within the United States, the method of such regulation varies but generally has its source in statutes that delegate regulatory and supervisory powers to an insurance official. The regulation and supervision relate primarily to approval of policy forms and rates, the standards of solvency that must be met and maintained, including risk-based capital, the licensing of insurers and their agents, the nature of and limitations on investments, restrictions on the size of risks that may be insured under a single policy, deposits of securities for the benefit of policyholders, requirements for acceptability of reinsurers, periodic examinations of the affairs of insurance companies, the form and content of reports of financial condition required to be filed, and reserves for unearned premiums, losses and other purposes. In general, such regulation is for the protection of policyholders rather than the equity owners of these companies.
    AIG has taken various steps to enhance the capital positions of the Domestic General Insurance companies. AIG entered into capital maintenance agreements with the Domestic General Insurance companies that set forth procedures through which AIG will provide ongoing capital support. Also, in order to allow the Domestic General Insurance companies to record as an admitted asset at December 31, 2007 certain reinsurance ceded to non-U.S. reinsurers (which has the effect of increasing the statutory surplus of such Domestic General Insurance companies), AIG obtained and entered into reimbursement agreements for approximately $1.8 billion of letters of credit issued by several commercial banks in favor of certain Domestic General Insurance companies.
    In the U.S., Risk-Based Capital (RBC) is designed to measure the adequacy of an insurer’s statutory surplus in relation to the risks inherent in its business. Thus, inadequately capitalized general and life insurance companies may be identified. The U.S. RBC formula develops a risk-adjusted target level of statutory
AIG 2007 Form 10-K         13

American International Group, Inc. and Subsidiaries

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
    The statutory surplus of each of AIG’s Domestic General Insurance and Life Insurance subsidiaries exceeded their RBC target levels as of December 31, 2007.
    To the extent that any of AIG’s insurance entities would fall below prescribed levels of statutory surplus, it would be AIG’s intention to provide appropriate capital or other types of support to that entity.
    A substantial portion of AIG’s General Insurance business and a majority of its Life Insurance business is carried on in foreign countries. The degree of regulation and supervision in foreign jurisdictions varies. Generally, AIG, as well as the underwriting companies operating in such jurisdictions, must satisfy local regulatory requirements. Licenses issued by foreign authorities to AIG subsidiaries are subject to modification or revocation by such authorities, and these subsidiaries could be prevented from conducting business in certain of the jurisdictions where they currently operate. In the past, AIG has been allowed to modify its operations to conform with new licensing requirements in most jurisdictions.
    In addition to licensing requirements, AIG’s foreign operations are also regulated in various jurisdictions with respect to currency, policy language and terms, advertising, amount and type of security deposits, amount and type of reserves, amount and type of capital to be held, amount and type of local investment and the share of profits to be returned to policyholders on participating policies. Some foreign countries regulate rates on various types of policies. Certain countries have established reinsurance institutions, wholly or partially owned by the local government, to which admitted insurers are obligated to cede a portion of their business on terms that may not always allow foreign insurers, including AIG subsidiaries, full compensation. In some countries, regulations governing constitution of technical reserves and remittance balances may hinder remittance of profits and repatriation of assets.
    See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity — Regulation and Supervision and Note 15 to Consolidated Financial Statements.
Competition
AIG’s Insurance, Financial Services and Asset Management businesses operate in highly competitive environments, both domestically and overseas. Principal sources of competition are insurance companies, banks, investment banks and other non-bank financial institutions.
    The insurance industry in particular is highly competitive. Within the United States, AIG’s General Insurance subsidiaries compete with approximately 3,400 other stock companies, specialty insurance organizations, mutual companies and other underwriting organizations. AIG’s subsidiaries offering Life Insurance & Retirement Services compete in the United States with approximately 2,100 life insurance companies and other participants in related financial services fields. Overseas, AIG subsidiaries compete for business with foreign insurance operations of the larger U.S. insurers, global insurance groups and local companies in particular areas in which they are active.
Directors and Executive Officers of AIG
All directors of AIG are elected for one-year terms at the annual meeting of shareholders. All executive officers are elected to one-year terms, but serve at the pleasure of the Board of Directors.
    Except as hereinafter noted, each of the executive officers has, for more than five years, occupied an executive position with AIG or companies that are now its subsidiaries. Other than the employment contracts between AIG and Messrs. Sullivan and Bensinger, there are no other arrangements or understandings between any executive officer and any other person pursuant to which the executive officer was elected to such position. From January 2000 until joining AIG in May 2004, Dr. Frenkel served as Chairman of Merrill Lynch International, Inc. Prior to joining AIG in September 2006, Ms. Kelly served as Executive Vice President and General Counsel of MCI/ WorldCom. Previously, she was Senior Vice President and General Counsel of Sears, Roebuck and Co. from 1999 to 2003. From June 2004 until joining AIG in May 2007, Mr. Kaslow was a managing partner of QuanStar Group, LLC (an advisory services firm), and, from January 2002 until May 2004, Mr. Kaslow was Senior Executive Vice President of Human Resources for Vivendi Universal (an entertainment and telecommunications company).
14        AIG 2007 Form 10-K

American International Group, Inc. and Subsidiaries

Set forth below is information concerning the directors and executive officers of AIG as of February 28, 2008.

			Served as
			Director or
Name	Title	Age	Officer Since

Stephen F. Bollenbach	Director	65	2008
Marshall A. Cohen	Director	72	1992
Martin S. Feldstein	Director	68	1987
Ellen V. Futter	Director	58	1999
Stephen L. Hammerman	Director	69	2005
Richard C. Holbrooke	Director	66	2001
Fred H. Langhammer	Director	64	2006
George L. Miles, Jr.	Director	66	2005
Morris W. Offit	Director	71	2005
James F. Orr III	Director	64	2006
Virginia M. Rometty	Director	50	2006
Martin J. Sullivan	Director, President and Chief Executive Officer	53	2002
Michael H. Sutton	Director	67	2005
Edmund S. W. Tse	Director, Senior Vice Chairman – Life Insurance	70	1996
Robert B. Willumstad	Director and Chairman	62	2006
Frank G. Zarb	Director	73	2001
Jacob A. Frenkel	Vice Chairman – Global Economic Strategies	64	2004
Frank G. Wisner	Vice Chairman – External Affairs	69	1997
Steven J. Bensinger	Executive Vice President and Chief Financial Officer	53	2002
Anastasia D. Kelly	Executive Vice President, General Counsel and Senior Regulatory and Compliance Officer	58	2006
Rodney O. Martin, Jr.	Executive Vice President – Life Insurance	55	2002
Kristian P. Moor	Executive Vice President – Domestic General Insurance	48	1998
Win J. Neuger	Executive Vice President and Chief Investment Officer	58	1995
Robert M. Sandler	Executive Vice President – Domestic Personal Lines	65	1980
Nicholas C. Walsh	Executive Vice President – Foreign General Insurance	57	2005
Jay S. Wintrob	Executive Vice President – Retirement Services	50	1999
William N. Dooley	Senior Vice President – Financial Services	55	1992
David L. Herzog	Senior Vice President and Comptroller	48	2005
Andrew J. Kaslow	Senior Vice President and Chief Human Resources Officer	57	2007
Robert E. Lewis	Senior Vice President and Chief Risk Officer	56	1993
Brian T. Schreiber	Senior Vice President – Strategic Planning	42	2002

AIG 2007 Form 10-K         15

American International Group, Inc. and Subsidiaries

Item 1A.
Risk Factors
Casualty Insurance Underwriting and Reserves
Casualty insurance liabilities are difficult to predict and may exceed the related reserves for losses and loss expenses. Although AIG annually reviews the adequacy of the established reserve for losses and loss expenses, there can be no assurance that AIG’s loss reserves will not develop adversely and have a material effect on AIG’s results of operations. Estimation of ultimate net losses, loss expenses and loss reserves is a complex process for long-tail casualty lines of business, which include excess and umbrella liability, D&O, professional liability, medical malpractice, workers compensation, general liability, products liability and related classes, as well as for asbestos and environmental exposures. Generally, actual historical loss development factors are used to project future loss development. However, there can be no assurance that future loss development patterns will be the same as in the past. Moreover, any deviation in loss cost trends or in loss development factors might not be discernible for an extended period of time subsequent to the recording of the initial loss reserve estimates for any accident year. Thus, there is the potential for reserves with respect to a number of years to be significantly affected by changes in loss cost trends or loss development factors that were relied upon in setting the reserves. These changes in loss cost trends or loss development factors could be attributable to changes in inflation or in the judicial environment, or in other social or economic phenomena affecting claims, such as the effects that the recent disruption in the credit markets could have on reported claims under D&O or professional liability coverages. See also Management’s Discussion and Analysis of Financial Condition and Results of Operations — Operating Review — General Insurance Operations — Reserve for Losses and Loss Expenses.
Credit Market Environment
AIG’s businesses may continue to be adversely affected by the current disruption in the global credit markets and repricing of credit risk. During the second half of 2007, disruption in the global credit markets, coupled with the repricing of credit risk, and the U.S. housing market deterioration created increasingly difficult conditions in the financial markets. These conditions have resulted in greater volatility, less liquidity, widening of credit spreads and a lack of price transparency in certain markets. These conditions continue to adversely affect Mortgage Guaranty’s results of operations and the fair value of the AIGFP super senior credit default swap portfolio and contribute to higher levels of finance receivables delinquencies at AGF and to the severe and rapid decline in the fair value of certain investment securities, particularly those backed by U.S. residential mortgage loans. It is difficult to predict how long these conditions will exist and how AIG’s markets, products and businesses will continue to be adversely affected. Accordingly, these conditions could adversely affect AIG’s consolidated financial condition or results of operations in future periods. In addition, litigation and regulatory or governmental investigations and inquiries have been commenced against AIG related to these events and AIG may become subject to further litigation and regulatory or governmental scrutiny as a result of these events.
Risk Management
AIG is exposed to a number of significant risks, and AIG’s risk management processes and controls may not be fully effective in mitigating AIG’s risk exposures in all market conditions and to all types of risk. The major risks to which AIG is exposed include: credit risk, market risk, operational risk, liquidity risk and insurance risk. AIG has devoted significant resources to the development and implementation of risk management processes and controls across AIG’s operations, including by establishing review and oversight committees to monitor risks, setting limits and identifying risk mitigating strategies and techniques. Nonetheless, these procedures may not be fully effective in mitigating risk exposure in all market conditions, some of which change rapidly and severely. A failure of AIG’s risk management processes or the ineffectiveness of AIG’s risk mitigating strategies and techniques could adversely affect, perhaps materially, AIG’s consolidated results of operations, liquidity or financial condition, result in regulatory action or litigation or damage AIG’s reputation. See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.
Liquidity
AIG’s liquidity could be impaired by an inability to access the capital markets or by unforeseen significant outflows of cash. This situation may arise due to circumstances that AIG may be unable to control, such as a general market disruption or an operational problem that affects third parties or AIG. In addition, this situation may arise due to circumstances specific to AIG, such as a decline in its credit ratings. AIG depends on dividends, distributions and other payments from its subsidiaries to fund dividend payments and to fund payments on AIG’s obligations, including debt obligations. Regulatory and other legal restrictions may limit AIG’s ability to transfer funds freely, either to or from its subsidiaries. In particular, many of AIG’s subsidiaries, including AIG’s insurance subsidiaries, are subject to laws and regulations that authorize regulatory bodies to block or reduce the flow of funds to the parent holding company, or that prohibit such transfers altogether in certain circumstances. These laws and regulations may hinder AIG’s ability to access funds that AIG may need to make payments on its obligations. See also Item 1. Business — Regulation.
Some of AIG’s investments are relatively illiquid and would be difficult to sell, or to sell at acceptable prices, if AIG required cash in amounts greater than its customary needs. AIG’s investments in certain securities, including certain structured securities, direct private equities, limited partnerships, hedge funds, mortgage loans, flight equipment, finance receivables and real estate are relatively illiquid. These asset classes represented approximately 23 percent of the carrying value of AIG’s total cash and invested assets as of December 31, 2007. In addition, the current disruption in the credit markets has affected the liquidity of other AIG portfolios
16        AIG 2007 Form 10-K

American International Group, Inc. and Subsidiaries

including the residential mortgage-backed securities portfolio. If AIG requires significant amounts of cash on short notice in excess of normal cash requirements or is required to post or return collateral in connection with its investment portfolio, derivative transactions or securities lending activities, then AIG may have difficulty selling these investments or terminating these transactions in a timely manner or may be forced to sell or terminate them for less than what AIG might otherwise have been able to, or both. Although AIGFP has no current intent to do so, if AIGFP sells or closes out its derivative transactions prior to maturity, the effect could be significant to AIG’s overall liquidity.
AIG’s liquidity may be adversely affected by requirements to post collateral. Certain of the credit default swaps written by AIGFP contain collateral posting requirements. The amount of collateral required to be posted for most of these transactions is determined based on the value of the security or loan referenced in the documentation for the credit default swap. Continued declines in the values of these referenced securities or loans will increase the amount of collateral AIGFP must post which could impair AIG’s liquidity.
    See also Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity — Liquidity.
Investment Concentration
Concentration of AIG’s investment portfolios in any particular segment of the economy may have adverse effects. Any concentration of AIG’s investment portfolios in any particular industry, group of related industries, asset classes, such as residential mortgage-backed securities and other asset-backed securities, or geographic sector could have an adverse effect on the investment portfolios and consequently on AIG’s consolidated results of operations or financial condition. While AIG seeks to mitigate this risk by having a broadly diversified portfolio, events or developments that have a negative effect on any particular industry, asset class, group of related industries or geographic region may have a greater adverse effect on the investment portfolios to the extent that the portfolios are concentrated. Further, AIG’s ability to sell assets relating to such particular groups of related assets may be limited if other market participants are seeking to sell at the same time.
Credit Ratings
Ratings actions regarding AIG could adversely affect AIG’s business and its consolidated results of operations. Following AIG’s filing with the SEC on February 11, 2008 of a Current Report on Form 8-K regarding the valuation of AIGFP’s super senior credit default swap portfolio and reporting the conclusion by AIG’s independent auditors that AIG had a material weakness in internal control over financial reporting and oversight relating to this valuation, the following credit rating actions were taken:

•	Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. (S&P) affirmed its ‘AA’ counterparty credit ratings on AIG and its ‘AA+’ counterparty credit and financial strength ratings on AIG’s core subsidiaries, but revised the rating outlook to negative. In addition, S&P revised its rating outlook on ILFC’s corporate credit rating (AA-) to negative. A negative ratings outlook by S&P indicates that a rating may be lowered, but is not necessarily a precursor of a ratings change.
•	Moody’s Investors Service (Moody’s) changed its rating outlook for AIG and its subsidiaries that have substantial exposure to the U.S. subprime mortgage market or whose ratings rely on significant explicit or implicit support from AIG to negative. Moody’s rates AIG ‘Aa2’ and nearly all of its insurance subsidiaries either ‘Aa1’ or ‘Aa2’. A negative ratings outlook by Moody’s indicates that a rating may be lowered, but is not necessarily a precursor of a ratings change.
•	Fitch Ratings (Fitch) placed AIG’s and its subsidiaries’ long-term debt ratings (AA), including ILFC (A+) and AGF (A+), on Rating Watch Negative. Rating Watch Negative indicates that a rating has been placed on active rating watch status. Fitch indicated that it expects to resolve the Rating Watch after it reviews AIG’s 2007 audited financial statements.
•	A.M. Best Company (A.M. Best) placed most of its financial strength and issuer credit ratings on AIG’s domestic Life Insurance and Retirement Services (A++) and Domestic General Insurance subsidiaries (including Transatlantic) (A+), as well as AIG’s issuer credit rating (AA), under review with negative implications. A.M. Best indicated that following a detailed review of AIG’s 2007 audited financial statements and further discussion with AIG management, it will re-evaluate the “under review” rating status.
    Financial strength and credit ratings by the major ratings agencies are an important factor in establishing the competitive position of insurance companies and other financial institutions and affect the availability and cost of borrowings. Financial strength ratings measure an insurance company’s ability to meet its obligations to contract holders and policyholders, help to maintain public confidence in a company’s products, facilitate marketing of products and enhance a company’s competitive position. Credit ratings measure a company’s ability to repay its obligations and directly affect the cost and availability to that company of unsecured financing. AIG’s ratings have historically provided it with a competitive advantage. However, a ratings downgrade could adversely affect AIG’s business and its consolidated results of operations in a number of ways, including:

•	increasing AIG’s interest expense;
•	reducing AIGFP’s ability to compete in the structured products and derivatives businesses;
•	reducing the competitive advantage of AIG’s insurance subsidiaries, which may result in reduced product sales;
•	adversely affecting relationships with agents and sales representatives;
•	in the case of a downgrade of AGF or ILFC, increasing their interest expense and reducing their ability to compete in their respective businesses; and
•	triggering the application of a termination provision in certain of AIG’s contracts, principally agreements entered into by AIGFP and assumed reinsurance contracts entered into by Transatlantic.
AIG 2007 Form 10-K         17

American International Group, Inc. and Subsidiaries

    In the event of a downgrade of AIG, AIG would be required to post additional collateral. It is estimated that, as of the close of business on February 14, 2008, based on AIG’s outstanding municipal GIAs and financial derivatives transactions as of such date, a further downgrade of AIG’s long-term senior debt ratings to Aa3 by Moody’s or AA- by S&P would permit counterparties to call for approximately $1.39 billion of additional collateral. Further, additional downgrades could result in requirements for substantial additional collateral, which could have a material effect on how AIG manages its liquidity. For a further discussion of AIG’s credit ratings and the potential effect of posting collateral on AIG’s liquidity, see Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity — Credit Ratings and — Liquidity.
Catastrophe Exposures
The occurrence of catastrophic events could adversely affect AIG’s consolidated financial condition or results of operations. The occurrence of events such as hurricanes, earthquakes, pandemic disease, acts of terrorism and other catastrophes could adversely affect AIG’s consolidated financial condition or results of operations, including by exposing AIG’s businesses to the following:

•	widespread claim costs associated with property, workers compensation, mortality and morbidity claims;
•	loss resulting from the value of invested assets declining to below the amount required to meet the policy and contract liabilities; and
•	loss resulting from actual policy experience emerging adversely in comparison to the assumptions made in the product pricing related to mortality, morbidity, termination and expenses.
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
Reinsurance subjects AIG to the credit risk of its reinsurers and may not be adequate to protect AIG against losses. Although reinsurance makes the reinsurer liable to the AIG subsidiary to the extent the risk is ceded subject to the terms and conditions of the reinsurance contracts in place, it does not relieve the AIG subsidiary of the primary liability to its policyholders. Accordingly, AIG bears credit risk with respect to its subsidiaries’ reinsurers to the extent not mitigated by collateral or other credit enhancements. A reinsurer’s insolvency or inability or refusal to make timely payments under the terms of its agreements with the AIG subsidiaries could have a material adverse effect on AIG’s results of operations and liquidity. See also Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Reinsurance.
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
    DAC for both insurance-oriented and investment-oriented products as well as retirement services products is reviewed for recoverability, which involves estimating the future profitability of current business. This review involves significant management judgment. If the actual emergence of future profitability were to be substantially lower than estimated, AIG could be required to accelerate its DAC amortization and such acceleration could adversely affect AIG’s results of operations. See also Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates and Notes 1 and 6 to Consolidated Financial Statements.
Use of Estimates
If actual experience differs from management’s estimates used in the preparation of financial statements, AIG’s consolidated results of operations or financial condition could be adversely affected. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the application of accounting policies that often involve a significant degree of judgment. AIG considers that its accounting policies that are most dependent on the application of estimates and assumptions, and therefore viewed as critical accounting estimates, are those described in Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates. These accounting estimates require the use of assumptions, some of which are highly uncertain at the time of estimation. For example, recent market volatility and declines in liquidity have made it more difficult to value certain of AIG’s invested assets and the obligations and collateral relating to certain financial instruments issued or held by AIG, such as
18        AIG 2007 Form 10-K

American International Group, Inc. and Subsidiaries

AIGFP’s super senior credit default swap portfolio. To the extent actual experience differs from the assumptions used, AIG’s consolidated results of operations or financial condition would be directly affected, perhaps materially.
Legal Proceedings
Significant legal proceedings may adversely affect AIG’s results of operations. AIG is party to numerous legal proceedings and regulatory or governmental investigations. It is possible that the effect of these unresolved matters could be material to AIG’s consolidated results of operations for an individual reporting period. For a discussion of these unresolved matters, see Item 3. Legal Proceedings.
Foreign Operations
Foreign operations expose AIG to risks that may affect its operations, liquidity and financial condition. AIG provides insurance, investment and other financial products and services to both businesses and individuals in more than 130 countries and jurisdictions. A substantial portion of AIG’s General Insurance business and a majority of its Life Insurance & Retirement Services business is conducted outside the United States. Operations outside of the United States, particularly those in developing nations, may be affected by regional economic downturns, changes in foreign currency exchange rates, political upheaval, nationalization and other restrictive government actions, which could also affect other AIG operations.
    The degree of regulation and supervision in foreign jurisdictions varies. Generally, AIG, as well as its subsidiaries operating in such jurisdictions, must satisfy local regulatory requirements. Licenses issued by foreign authorities to AIG subsidiaries are subject to modification and revocation. Thus, AIG’s insurance subsidiaries could be prevented from conducting future business in certain of the jurisdictions where they currently operate. Adverse actions from any single country could adversely affect AIG’s results of operations, liquidity and financial condition depending on the magnitude of the event and AIG’s net financial exposure at that time in that country.
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
    The regulatory environment could have a significant effect on AIG and its businesses. Among other things, AIG could be fined, prohibited from engaging in some of its business activities or subject to limitations or conditions on its business activities. Significant regulatory action against AIG could have material adverse financial effects, cause significant reputational harm or harm business prospects. New laws or regulations or changes in the enforcement of existing laws or regulations applicable to clients may also adversely affect AIG and its businesses.
A Material Weakness
A material weakness in internal control over financial reporting and oversight relating to the AIGFP valuation of its super senior credit default swap portfolio could adversely affect the accuracy or timing of future regulatory filings. AIG’s management has concluded that a material weakness relating to the internal control over financial reporting and oversight relating to the fair value valuation of the AIGFP super senior credit default swap portfolio existed as of December 31, 2007. Until remediated, this weakness could adversely affect the accuracy or timing of future filings with the SEC and other regulatory authorities. A discussion of this material weakness and AIG’s remediation efforts can be found in Item 9A. Controls and Procedures — Management’s Report on Internal Control Over Financial Reporting.
Employee Error and Misconduct
Employee error and misconduct may be difficult to detect and prevent and may result in significant losses. Losses may result from, among other things, fraud, errors, failure to document transactions properly or to obtain proper internal authorization or failure to comply with regulatory requirements.
    There have been a number of highly publicized cases involving fraud or other misconduct by employees in the financial services industry in recent years, and AIG runs the risk that employee misconduct could occur. It is not always possible to deter or prevent employee misconduct and the controls that AIG has in place to prevent and detect this activity may not be effective in all cases.
Aircraft Suppliers
There are limited suppliers of aircraft and engines. The supply of jet transport aircraft, which ILFC purchases and leases, is dominated by two airframe manufacturers, Boeing and Airbus, and a limited number of engine manufacturers. As a result, ILFC is dependent on the manufacturers’ success in remaining financially stable, producing aircraft and related components which meet the airlines’ demands, both in type and quantity, and fulfilling their contractual obligations to ILFC. Competition between the manufacturers for market share is intense and may lead to instances of deep discounting for certain aircraft types and could negatively affect ILFC’s competitive pricing.
Item 1B.
Unresolved Staff Comments
There are no material unresolved written comments that were received from the SEC staff 180 days or more before the end of AIG’s fiscal year relating to AIG’s periodic or current reports under the Exchange Act.
AIG 2007 Form 10-K         19

American International Group, Inc. and Subsidiaries

Item 2.
Properties
AIG and its subsidiaries operate from approximately 2,100 offices in the United States, 6 offices in Canada and numerous offices in approximately 100 foreign countries. The offices in Greensboro and Winston-Salem, North Carolina; Springfield, Illinois; Amarillo, Ft. Worth, Houston and Lewisville, Texas; Wilmington, Delaware; San Juan, Puerto Rico; Tampa, Florida; Livingston, New Jersey; Evansville, Indiana; Nashville, Tennessee; 70 Pine Street, 72 Wall Street and 175 Water Street in New York, New York; and offices in more than 30 foreign countries and jurisdictions including Bermuda, Chile, Hong Kong, the Philippines, Japan, the U.K., Singapore, Malaysia, Switzerland, Taiwan and Thailand are located in buildings owned by AIG and its subsidiaries. The remainder of the office space utilized by AIG subsidiaries is leased.
Item 3.
Legal Proceedings
General
AIG and its subsidiaries, in common with the insurance industry in general, are subject to litigation, including claims for punitive damages, in the normal course of their business. See also Note 12(a) to Consolidated Financial Statements, as well as the discussion and analysis of Reserve for Losses and Loss Expenses under Operating Review — General Insurance Operations in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Litigation Arising from Operations. AIG and its subsidiaries, in common with the insurance and financial services industries in general, are subject to litigation, including claims for punitive damages, in the normal course of their business. In AIG’s insurance operations, litigation arising from claims settlement activities is generally considered in the establishment of AIG’s reserve for losses and loss expenses. However, the potential for increasing jury awards and settlements makes it difficult to assess the ultimate outcome of such litigation.
Litigation Arising from Insurance Operations — Caremark. AIG and certain of its subsidiaries have been named defendants in two putative class actions in state court in Alabama that arise out of the 1999 settlement of class and derivative litigation involving Caremark Rx, Inc. (Caremark). The plaintiffs in the second-filed action have intervened in the first-filed action, and the second-filed action has been dismissed. An excess policy issued by a subsidiary of AIG with respect to the 1999 litigation was expressly stated to be without limit of liability. In the current actions, plaintiffs allege that the judge approving the 1999 settlement was misled as to the extent of available insurance coverage and would not have approved the settlement had he known of the existence and/or unlimited nature of the excess policy. They further allege that AIG, its subsidiaries, and Caremark are liable for fraud and suppression for misrepresenting and/or concealing the nature and extent of coverage. In addition, the intervenor-plaintiffs allege that various lawyers and law firms who represented parties in the underlying class and derivative litigation (the “Lawyer Defendants”) are also liable for fraud and suppression, misrepresentation, and breach of fiduciary duty. The complaints filed by the plaintiffs and the intervenor-plaintiffs request compensatory damages for the 1999 class in the amount of $3.2 billion, plus punitive damages. AIG and its subsidiaries deny the allegations of fraud and suppression and have asserted that information concerning the excess policy was publicly disclosed months prior to the approval of the settlement. AIG and its subsidiaries further assert that the current claims are barred by the statute of limitations and that plaintiffs’ assertions that the statute was tolled cannot stand against the public disclosure of the excess coverage. The plaintiffs and intervenor-plaintiffs, in turn, have asserted that the disclosure was insufficient to inform them of the nature of the coverage and did not start the running of the statute of limitations. On November 26, 2007, the trial court issued an order that dismissed the intervenors’ complaint against the Lawyer Defendants and entered a final judgment in favor of the Lawyer Defendants. The intervenors are appealing the dismissal of the Lawyer Defendants and have requested a stay of all trial court proceedings pending the appeal. If the motion to stay is granted, no further proceedings at the trial court level will occur until the appeal is resolved. If the motion to stay is denied, the next step will be to proceed with class discovery so that the trial court can determine, under standards mandated by the Alabama Supreme Court, whether the action should proceed as a class action. AIG cannot reasonably estimate either the likelihood of its prevailing in these actions or the potential damages in the event liability is determined.
Litigation Arising from Insurance Operations — Gunderson. A subsidiary of AIG has been named as a defendant in a putative class action lawsuit in the 14th Judicial District Court for the State of Louisiana (Gunderson). The Gunderson complaint alleges failure to comply with certain provisions of the Louisiana Any Willing Provider Act (the Act) relating to discounts taken by defendants on bills submitted by Louisiana medical providers and hospitals that provided treatment or services to workers compensation claimants and seeks monetary penalties and injunctive relief. On July 20, 2006, the court denied defendants’ motion for summary judgment and granted plaintiffs’ partial motion for summary judgment, holding that the AIG subsidiary was a “group purchaser” and, therefore, potentially subject to liability under the Act. On November 28, 2006, the court issued an order certifying a class of providers and hospitals. In an unrelated action also arising under the Act, a Louisiana appellate court ruled that the district court lacked jurisdiction to adjudicate the claims at issue. In response, defendants in Gunderson filed an exception for lack of subject matter jurisdiction. On January 19, 2007, the court denied the motion, holding that it has jurisdiction over the putative class claims. The AIG subsidiary appealed the class certification and jurisdictional rulings. While the appeal was pending, the AIG subsidiary settled the lawsuit. On January 25, 2008, plaintiffs and the AIG subsidiary agreed to resolve the lawsuit on a class-wide basis for approximately $29 million. The court has preliminarily approved the settlement and will hold a final approval hearing on May 29, 2008. In the event that the settlement is not finally approved, AIG believes that it has meritorious defenses to
20        AIG 2007 Form 10-K

American International Group, Inc. and Subsidiaries

plaintiffs’ claims and expects that the ultimate resolution of this matter will not have a material adverse effect on AIG’s consolidated financial condition or results of operations for any period.
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
    As a result of these settlements, AIG made payments or placed amounts in escrow in 2006 totaling approximately $1.64 billion, $225 million of which represented fines and penalties. Amounts held in escrow totaling $347 million, including interest thereon, are included in other assets at December 31, 2007. At that date, approximately $330 million of the funds were escrowed for settlement of claims resulting from the underpayment by AIG of its residual market assessments for workers compensation. On May 24, 2007, The National Workers Compensation Reinsurance Pool, on behalf of its participant members, filed a lawsuit against AIG with respect to the underpayment of such assessments. On August 6, 2007, the court denied AIG’s motion seeking to dismiss or stay the complaint or in the alternative, to transfer to the Southern District of New York. On December 26, 2007, the court denied AIG’s motion to dismiss the complaint. AIG filed its answer on January 22, 2008. On February 5, 2008, following agreement of the parties, the court entered an order staying all proceedings through March 3, 2008. In addition, a similar lawsuit filed by the Minnesota Workers Compensation Reinsurance Association and the Minnesota Workers Compensation Insurers Association is pending. On August 6, 2007, AIG moved to dismiss the complaint and that motion is under review. A purported class action was filed in South Carolina Federal Court on January 25, 2008 against AIG and certain of its subsidiaries, on behalf of a class of employers that obtained workers compensation insurance from AIG companies and allegedly paid inflated premiums as a result of AIG’s alleged underreporting of workers compensation premiums. AIG cannot currently estimate whether the amount ultimately required to settle these claims will exceed the funds escrowed or otherwise accrued for this purpose.
    AIG has settled litigation that was filed by the Minnesota Attorney General with respect to claims by the Minnesota Department of Revenue and the Minnesota Special Compensation Fund.
    The National Association of Insurance Commissioners has formed a Market Analysis Working Group directed by the State of Indiana, which has commenced its own investigation into the underreporting of workers compensation premiums. In early 2008, AIG was informed that the Market Analysis Working Group had been disbanded in favor of a multi-state targeted market conduct exam focusing on worker’s compensation insurance.
    The remaining escrowed funds, which amounted to $17 million at December 31, 2007, are set aside for settlements for certain specified AIG policyholders. As of February 20, 2008, eligible policyholders entitled to receive approximately $359 million (or 95 percent) of the excess casualty fund had opted to receive settlement payments in exchange for releasing AIG and its subsidiaries from liability relating to certain insurance brokerage practices. Amounts remaining in the excess casualty fund may be used by AIG to settle claims from other policyholders relating to such practices through February 29, 2008 (originally set for January 31, 2008 and later extended), after which they will be distributed pro rata to participating policyholders.
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
Private Litigation
Securities Actions. Beginning in October 2004, a number of putative securities fraud class action suits were filed against AIG and consolidated as In re American International Group, Inc. Securities Litigation. Subsequently, a separate, though similar, securities fraud action was also brought against AIG by certain Florida pension funds. The lead plaintiff in the class action is a group of public retirement systems and pension funds benefiting Ohio state employees, suing on behalf of themselves and all purchasers of AIG’s publicly traded securities between October 28, 1999 and April 1, 2005. The named defendants are AIG and a number of present and former AIG officers and directors, as well as C.V. Starr & Co., Inc. (Starr), Starr International Company, Inc. (SICO), General Reinsurance Corporation, and PricewaterhouseCoopers LLP (PwC), among others. The lead plaintiff alleges, among other things, that AIG: (1) concealed that it engaged in anti-competitive conduct through alleged payment of contingent commissions to brokers and participation in illegal bid-rigging; (2) concealed that it used “income smoothing” products and other techniques to inflate its earnings; (3) concealed that it marketed and sold “income smoothing” insurance products to other companies; and (4) misled investors about the scope of
AIG 2007 Form 10-K         21

American International Group, Inc. and Subsidiaries

government investigations. In addition, the lead plaintiff alleges that AIG’s former Chief Executive Officer manipulated AIG’s stock price. The lead plaintiff asserts claims for violations of Sections 11 and 15 of the Securities Act of 1933, Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder, Section 20(a) of the Exchange Act, and Section 20A of the Exchange Act. In April 2006, the court denied the defendants’ motions to dismiss the second amended class action complaint and the Florida complaint. In December 2006, a third amended class action complaint was filed, which does not differ substantially from the prior complaint. Fact and class discovery is currently ongoing. On February 20, 2008, the lead plaintiff filed a motion for class certification.
ERISA Action. Between November 30, 2004 and July 1, 2005, several Employee Retirement Income Security Act of 1974 (ERISA) actions were filed on behalf of purported class of participants and beneficiaries of three pension plans sponsored by AIG or its subsidiaries. A consolidated complaint filed on September 26, 2005 alleges a class period between September 30, 2000 and May 31, 2005 and names as defendants AIG, the members of AIG’s Retirement Board and the Administrative Boards of the plans at issue, and four present or former members of AIG’s Board of Directors. The factual allegations in the complaint are essentially identical to those in the securities actions described above. The parties have reached an agreement in principle to settle this matter for an amount within AIG’s insurance coverage limits.
Securities Action — Oregon State Court. On February 27, 2008, The State of Oregon, by and through the Oregon State Treasurer, and the Oregon Public Employee Retirement Board, on behalf of the Oregon Public Employee Retirement Fund, filed a lawsuit against American International Group, Inc. for damages arising out of plaintiffs’ purchase of AIG common stock at prices that allegedly were inflated. Plaintiffs allege, among other things, that AIG: (1) made false and misleading statements concerning its accounting for a $500 million transaction with General Re; (2) concealed that it marketed and misrepresented its control over off-shore entities in order to improve financial results; (3) improperly accounted for underwriting losses as investment losses in connection with transactions involving CAPCO Reinsurance Company, Ltd. and Union Excess; (4) misled investors about the scope of government investigations; and (5) engaged in market manipulation through its then Chairman and CEO Maurice R. Greenberg. The complaint asserts claims for violations of Oregon Securities Law, and seeks compensatory damages in an amount in excess of $15 million, and prejudgement interest and costs and fees.
Derivative Actions — Southern District of New York. On November 20, 2007, two purported shareholder derivative actions were filed in the Southern District of New York naming as defendants the then-current directors of AIG and certain senior officers of AIG and its subsidiaries. Plaintiffs assert claims for breach of fiduciary duty, waste of corporate assets and unjust enrichment, as well as violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act, among other things, in connection with AIG’s public disclosures regarding its exposure to what the lawsuits describe as the subprime market crisis. The actions were consolidated as In re American International Group, Inc. 2007 Derivative Litigation. On February 15, 2008, plaintiffs filed a consolidated amended complaint alleging the same causes of action.
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
Derivative Actions — Delaware Chancery Court. From October 2004 to April 2005, AIG shareholders filed five derivative complaints in the Delaware Chancery Court. All of these derivative lawsuits were consolidated into a single action as In re American International Group, Inc. Consolidated Derivative Litigation. The amended consolidated complaint named 43 defendants (not including nominal defendant AIG) who, like the New York consolidated derivative litigation, were current and former officers and directors of AIG, as well as other entities and certain of their current and former employees and directors. The factual allegations, legal claims and relief sought in the Delaware action are similar to those alleged in the New York derivative actions, except that shareholder plaintiffs in the Delaware derivative action assert claims only under state law. Earlier in 2007, the Court approved an agreement that AIG be realigned as plaintiff, and, on June 13,
22        AIG 2007 Form 10-K

American International Group, Inc. and Subsidiaries

2007, acting on the direction of the special committee, AIG filed an amended complaint against former directors and officers Maurice R. Greenberg and Howard I. Smith, alleging breach of fiduciary duty and indemnification. Also on June 13, 2007, the special committee filed a motion to terminate the litigation as to certain defendants, while taking no action as to others. Defendants Greenberg and Smith filed answers to AIG’s complaint and brought third-party complaints against certain current and former AIG directors and officers, PwC and Regulatory Insurance Services, Inc. On September 28, 2007, AIG and the shareholder plaintiffs filed a combined amended complaint in which AIG continued to assert claims against defendants Greenberg and Smith and took no position as to the claims asserted by the shareholder plaintiffs in the remainder of the combined amended complaint. In that pleading, the shareholder plaintiffs are no longer pursuing claims against certain AIG officers and directors. In November 2007, the shareholder plaintiffs moved to sever their claims to a separate action. AIG joined the motion to the extent that, among other things, the claims against defendants Greenberg and Smith would remain in prosecution in the pending action. In addition, a number of parties, including AIG, filed motions to stay discovery. On February 12, 2008, the court granted AIG’s motion to stay discovery pending the resolution of claims against AIG in the New York consolidated securities action. The court also denied plaintiff’s motion to sever and directed the parties to coordinate a briefing schedule for the motions to dismiss.
    A separate derivative lawsuit was filed in December 2002 in the Delaware Chancery Court against twenty directors and executives of AIG as well as against AIG as a nominal defendant that alleges, among other things, that the directors of AIG breached the fiduciary duties of loyalty and care by approving the payment of commissions to Starr and of rental and service fees to SICO and the executives breached their duty of loyalty by causing AIG to enter into contracts with Starr and SICO and their fiduciary duties by usurping AIG’s corporate opportunity. The complaint further alleges that the Starr agencies did not provide any services that AIG was not capable of providing itself, and that the diversion of commissions to these entities was solely for the benefit of Starr’s owners. The complaint also alleged that the service fees and rental payments made to SICO and its subsidiaries were improper. Under the terms of a stipulation approved by the Court on February 16, 2006, the claims against the outside independent directors were dismissed with prejudice, while the claims against the other directors were dismissed without prejudice. On October 31, 2005, defendants Greenberg, Matthews, Smith, SICO and Starr filed motions to dismiss the amended complaint. In an opinion dated June 21, 2006, the Court denied defendants’ motion to dismiss, except with respect to plaintiff’s challenge to payments made to Starr before January 1, 2000. On July 21, 2006, plaintiff filed its second amended complaint, which alleges that, between January 1, 2000 and May 31, 2005, individual defendants breached their duty of loyalty by causing AIG to enter into contracts with Starr and SICO and breached their fiduciary duties by usurping AIG’s corporate opportunity. Starr is charged with aiding and abetting breaches of fiduciary duty and unjust enrichment for its acceptance of the fees. SICO is no longer named as a defendant. On April 20, 2007, the individual defendants and Starr filed a motion seeking leave of the Court to assert a cross-claim against AIG and a third-party complaint against PwC and the directors previously dismissed from the action, as well as certain other AIG officers and employees. On June 13, 2007, the Court denied the individual defendants’ motion to file a third-party complaint, but granted the proposed cross-claim against AIG. On June 27, 2007, Starr filed its cross-claim against AIG, alleging one count that includes contribution, unjust enrichment and setoff. AIG has filed an answer and moved to dismiss Starr’s cross-claim to the extent it seeks affirmative relief, as opposed to a reduction in the judgment amount. On November 15, 2007, the court granted AIG’s motion to dismiss the cross-claim by Starr to the extent that it sought affirmative relief from AIG. On November 21, 2007, shareholder plaintiffs submitted a motion for leave to file their Third Amended Complaint in order to add Thomas Tizzio as a defendant. On February 14, 2008, the court granted this motion and allowed Mr. Tizzio until April 2008 to take additional discovery. Document discovery and depositions are otherwise complete.
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
AIG 2007 Form 10-K         23

American International Group, Inc. and Subsidiaries

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
    Plaintiffs filed amended complaints in both In re Insurance Brokerage Antitrust Litigation (the Second Commercial Complaint) and In re Employee Benefit Insurance Brokerage Antitrust Litigation (the Second Employee Benefits Complaint) along with revised particularized statements in both actions on May 22, 2007. The allegations in the Second Commercial Complaint and the Second Employee Benefits Complaint are substantially similar to the allegations in the First Commercial Complaint and First Employee Benefits Complaint, respectively. The complaints also attempt to add several new parties and delete others; the Second Commercial Complaint adds two new plaintiffs and twenty seven new defendants (including three new AIG defendants), and the Second Employee Benefits Complaint adds eight new plaintiffs and nine new defendants (including two new AIG defendants). The defendants filed motions to dismiss the amended complaints and to strike the newly added parties. The Court granted (without leave to amend) defendants’ motions to dismiss the federal antitrust and RICO claims on August 31, 2007 and September 28, 2007, respectively. The Court declined to exercise supplemental jurisdiction over the state law claims in the Second Commercial Complaint and therefore dismissed it in its entirety. On January 14, 2008, the court granted defendants’ motion for summary judgment on the ERISA claims in the Second Employee Benefits Complaint and subsequently dismissed the remaining state law claims without prejudice, thereby dismissing the Second Employee Benefits Complaint in its entirety. On February 12, 2008, plaintiffs filed a notice of appeal to the United States Court of Appeals for the Third Circuit with respect to the dismissal of the Second Employee Benefits Complaint. Plaintiffs previously appealed the dismissal of the Second Commercial Complaint to the United States Court of Appeals for the Third Circuit on October 10, 2007. Several similar actions that were consolidated before Chief Judge Brown are still pending in the District Court. Those actions are currently stayed pending a decision by the court on whether they will proceed during the appeal of the dismissal of the Second Commercial Complaint and the Second Employee Benefits Complaint.
    On August 24, 2007, the Ohio Attorney General filed a complaint in the Ohio Court of Common Pleas against AIG and a number of its subsidiaries, as well as several other broker and insurer defendants, asserting violation of Ohio’s antitrust laws. The complaint, which is similar to the Second Commercial Complaint, alleges that AIG and the other broker and insurer defendants conspired to allocate customers, divide markets, and restrain competition in commercial lines of casualty insurance sold through the broker defendant. The complaint seeks treble damages on behalf of Ohio public purchasers of commercial casualty insurance, disgorgement on behalf of both public and private purchasers of commercial casualty insurance, as well as a $500 per day penalty for each day of conspiratorial conduct. AIG, along with other co-defendants, moved to dismiss the complaint on November 16, 2007. Discovery is stayed in the case pending a ruling on the motion to dismiss or until May 15, 2008, whichever occurs first.
SICO. In July, 2005, SICO filed a complaint against AIG in the Southern District of New York, claiming that AIG had refused to provide SICO access to certain artwork and asked the court to order AIG immediately to release the property to SICO. AIG filed
24        AIG 2007 Form 10-K

American International Group, Inc. and Subsidiaries

an answer denying SICO’s allegations and setting forth defenses to SICO’s claims. In addition, AIG filed counterclaims asserting breach of contract, unjust enrichment, conversion, breach of fiduciary duty, a constructive trust and declaratory judgment, relating to SICO’s breach of its commitment to use its AIG shares only for the benefit of AIG and AIG employees. Fact and expert discovery has been concluded and SICO’s motion for summary judgment is pending.
Regulatory Investigations. Regulators from several states have commenced investigations into insurance brokerage practices related to contingent commissions and other industry wide practices as well as other broker-related conduct, such as alleged bid-rigging. In addition, various federal, state and foreign regulatory and governmental agencies are reviewing certain transactions and practices of AIG and its subsidiaries in connection with industry wide and other inquiries. AIG has cooperated, and will continue to cooperate, in producing documents and other information in response to subpoenas and other requests. On January 29, 2008, AIG reached settlement agreements with nine states and the District of Columbia. The settlement agreements call for AIG to pay a total of $12.5 million to be allocated among the ten jurisdictions and also require AIG to continue to maintain certain producer compensation disclosure and ongoing compliance initiatives. AIG will also continue to cooperate with these states in their ongoing investigations. AIG has not admitted liability under the settlement agreements and continues to deny the allegations. Nevertheless, AIG agreed to settle in order to avoid the expense and uncertainty of protracted litigation. The settlement agreements, which remain subject to court approvals, were reached with the Attorneys General of the States of Florida, Hawaii, Maryland, Michigan, Oregon, Texas and West Virginia, the Commonwealths of Massachusetts and Pennsylvania, and the District of Columbia, the Florida Department of Financial Services, and the Florida Office of Insurance Regulation. The agreement with the Texas Attorney General also settles allegations of anticompetitive conduct relating to AIG’s relationship with Allied World Assurance Company and includes an additional settlement payment of $500,000 related thereto.
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
Item 4.
Submission of Matters to a Vote of Security Holders
There were no matters submitted to a vote of security holders during the fourth quarter of 2007.
AIG 2007 Form 10-K         25

American International Group, Inc. and Subsidiaries
Part II

Item 5.
Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
AIG’s common stock is listed on the New York Stock Exchange, as well as on the stock exchanges in Paris and Tokyo.
The following table presents the high and low closing sales prices and the dividends paid per share of AIG’s common stock on the New York Stock Exchange Composite Tape, for each quarter of 2007 and 2006:

	2007			2006

			Dividends			Dividends
	High	Low	Paid	High	Low	Paid

First quarter	$72.15	$66.77	$0.165	$70.83	$65.35	$0.150
Second quarter	72.65	66.49	0.165	66.54	58.67	0.150
Third quarter	70.44	61.64	0.200	66.48	57.76	0.165
Fourth quarter	70.11	51.33	0.200	72.81	66.30	0.165

The approximate number of holders of common stock as of January 31, 2008, based upon the number of record holders, was 56,500.
Subject to the dividend preference of any of AIG’s serial preferred stock that may be outstanding, the holders of shares of common stock are entitled to receive such dividends as may be declared by AIG’s Board of Directors from funds legally available therefor.
In February 2007, AIG’s Board of Directors adopted a new dividend policy, which took effect with the dividend that was declared in the second quarter of 2007. Under ordinary circumstances, AIG’s plan is to increase its common stock dividend by approximately 20 percent annually. The payment of any dividend, however, is at the discretion of AIG’s Board of Directors, and the future payment of dividends will depend on various factors, including the performance of AIG’s businesses, AIG’s consolidated financial condition, results of operations and liquidity and the existence of investment opportunities.
For a discussion of certain restrictions on the payment of dividends to AIG by some of its insurance subsidiaries, see Note 14 to Consolidated Financial Statements.
The following table summarizes AIG’s stock repurchases for the three-month period ended December 31, 2007:

				Maximum Number
			Total Number	of Shares that
			of Shares	May Yet Be
	Total Number		Purchased as Part	Purchased Under the
	of Shares	Average Price	of Publicly Announced	Plans or Programs
Period	Purchased(a)(b)	Paid per Share	Plans or Programs	at End of Month(b)

October 1 - 31, 2007	13,964,098	$66.12	13,964,098
November 1 - 30, 2007	5,709,067	61.56	5,709,067
December 1 - 31, 2007	1,584,199	55.58	1,584,199

Total	21,257,364	$64.11	21,257,364

(a)	Reflects date of delivery. Does not include 49,583 shares delivered or attested to in satisfaction of the exercise price by holders of AIG employee stock options exercised during the three months ended December 31, 2007 or 23,300 shares purchased by ILFC to satisfy obligations under employee benefit plans.

(b)	In February 2007, AIG’s Board of Directors increased AIG’s share repurchase program by authorizing the repurchase of shares with an aggregate purchase price of $8 billion. In November 2007, AIG’s Board of Directors authorized the repurchase of an additional $8 billion in common stock. A balance of $10.9 billion remained for purchases under the program as of December 31, 2007, although $912 million of that amount has been advanced by AIG to purchase shares under the program and an additional $1 billion was required to be advanced in January 2008 to meet commitments that existed at December 31, 2007.
AIG does not expect to purchase additional shares under its share repurchase program for the foreseeable future, other than to meet commitments that existed at December 31, 2007.
AIG’s table of equity compensation plans previously approved by security holders and equity compensation plans not previously approved by security holders will be included in AIG’s Definitive Proxy Statement in connection with its 2008 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days of AIG’s fiscal year end.
26        AIG 2007 Form 10-K

American International Group, Inc. and Subsidiaries

Performance Graph
The following Performance Graph compares the cumulative total shareholder return on AIG common stock for a five-year period (December 31, 2002 to December 31, 2007) with the cumulative total return of the Standard & Poor’s 500 stock index (which includes AIG) and a peer group of companies consisting of nine insurance companies to which AIG compares its business and operations: ACE Limited, Aflac Incorporated, The Chubb Corporation, The Hartford Financial Services Group, Inc., Lincoln National Corporation, MetLife, Inc., Prudential Financial, Inc., The Travelers Companies, Inc. (formerly The St. Paul Travelers Companies, Inc.) and XL Capital Ltd.
FIVE-YEAR CUMULATIVE TOTAL SHAREHOLDER RETURNS
Value of $100 Invested on December 31, 2002

	As of December 31,

	2002	2003	2004	2005	2006	2007

AIG	$100.00	$115.02	$114.43	$119.98	$127.24	$104.67
S&P 500	100.00	128.68	142.69	149.70	173.34	182.86
Peer Group	100.00	126.10	145.73	179.22	207.37	216.60
AIG 2007 Form 10-K         27

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

Years Ended December 31,
(in millions, except per share data)	2007	2006(a)	2005(a)	2004(a)	2003(a)

Revenues(b)(c)(d):
Premiums and other considerations	$79,302	$74,213	$70,310	$66,704	$54,874
Net investment income	28,619	26,070	22,584	19,007	16,024
Net realized capital gains (losses)	(3,592)	106	341	44	(442)
Unrealized market valuation losses on AIGFP super senior credit default swap portfolio	(11,472)	—	—	—	—
Other income	17,207	12,998	15,546	12,068	9,145
Total revenues	110,064	113,387	108,781	97,823	79,601
Benefits and expenses:
Incurred policy losses and benefits	66,115	60,287	64,100	58,600	46,362
Insurance acquisition and other operating expenses	35,006	31,413	29,468	24,378	21,332
Total benefits and expenses	101,121	91,700	93,568	82,978	67,694
Income before income taxes, minority interest and cumulative effect of accounting changes (b)(c)(d)(e)(f)	8,943	21,687	15,213	14,845	11,907
Income taxes	1,455	6,537	4,258	4,407	3,556
Income before minority interest and cumulative effect of accounting changes	7,488	15,150	10,955	10,438	8,351
Minority interest	(1,288)	(1,136)	(478)	(455)	(252)
Income before cumulative effect of accounting changes	6,200	14,014	10,477	9,983	8,099
Cumulative effect of accounting changes, net of tax	—	34	—	(144)	9
Net income	6,200	14,048	10,477	9,839	8,108

Earnings per common share:
Basic
Income before cumulative effect of accounting changes	2.40	5.38	4.03	3.83	3.10
Cumulative effect of accounting changes, net of tax	—	0.01	—	(0.06)	—
Net income	2.40	5.39	4.03	3.77	3.10
Diluted
Income before cumulative effect of accounting changes	2.39	5.35	3.99	3.79	3.07
Cumulative effect of accounting changes, net of tax	—	0.01	—	(0.06)	—
Net income	2.39	5.36	3.99	3.73	3.07
Dividends declared per common share	0.77	0.65	0.63	0.29	0.24

Year-end balance sheet data:
Total assets	1,060,505	979,410	853,048	801,007	675,602
Long-term borrowings(g)	162,935	135,316	100,314	86,653	73,881
Commercial paper and extendible commercial notes	13,114	13,363	9,535	10,246	6,468
Total liabilities	964,604	877,542	766,545	721,135	606,180
Shareholders’ equity	$95,801	$101,677	$86,317	$79,673	$69,230

(a)	Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

(b)	In 2007, 2006, 2005, 2004 and 2003, includes other-than-temporary impairment charges of $4.7 billion, $944 million, $598 million, $684 million and $1.5 billion, respectively. Also includes gains (losses) from hedging activities that did not qualify for hedge accounting treatment under FAS 133, including the related foreign exchange gains and losses. In 2007, 2006, 2005, 2004 and 2003, respectively, the effect was $(1.44) billion, $(1.87) billion, $2.02 billion, $385 million and $(1.50) billion in revenues and $(1.44) billion, $(1.87) billion, $2.02 billion, $671 million and $(1.22) billion in operating income. These amounts result primarily from interest rate and foreign currency derivatives that are effective economic hedges of investments and borrowings. These gains (losses) in 2007 include a $380 million out of period charge to reverse net gains recognized on transfers of available for sale securities among legal entities consolidated within AIGFP. The gains (losses) in 2006 include an out of period charge of $223 million related to the remediation of the material weakness in internal control over the accounting for certain derivative transactions under FAS 133. In the first quarter of 2007, AIG began applying hedge accounting for certain transactions, primarily in its Capital Markets operations. In the second quarter of 2007, AGF and ILFC began applying hedge accounting to most of their derivatives hedging interest rate and foreign exchange risks associated with their floating rate and foreign currency denominated borrowings.

(c)	In 2006, includes the effect of out of period adjustments related to the accounting for UCITS. The effect was an increase of $490 million in both revenues and operating income for General Insurance and an increase of $240 million and $169 million in revenues and operating income, respectively, for Life Insurance & Retirement Services.

(d)	In 2007, includes an unrealized market valuation loss of $11.5 billion on AIGFP’s super senior credit default swap portfolio and an other-than-temporary impairment charge of $643 million on AIGFP’s available for sale investment securities reported in other income.

(e)	Includes current year catastrophe-related losses of $276 million in 2007, $3.28 billion in 2005 and $1.16 billion in 2004. There were no significant catastrophe-related losses in 2006 and 2003.

(f)	Reduced by fourth quarter charges of $1.8 billion and $850 million in 2005 and 2004, respectively, related to the annual review of General Insurance loss and loss adjustment reserves. In 2006, 2005 and 2004, changes in estimates for asbestos and environmental reserves were $198 million, $873 million and $850 million, respectively.

(g)	Includes that portion of long-term debt maturing in less than one year. See also Note 11 to Consolidated Financial Statements.
28        AIG 2007 Form 10-K

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

Cautionary Statement Regarding Projections and Other Information About Future Events
This Annual Report on Form 10-K and other publicly available documents may include, and AIG’s officers and representatives may from time to time make, projections concerning financial information and statements concerning future economic performance and events, plans and objectives relating to management, operations, products and services, and assumptions underlying these projections and statements. These projections and statements are not historical facts but instead represent only AIG’s belief regarding future events, many of which, by their nature, are inherently uncertain and outside AIG’s control. These projections and statements may address, among other things, the status and potential future outcome of the current regulatory and civil proceedings against AIG and their potential effect on AIG’s businesses, financial condition, results of operations, cash flows and liquidity, AIG’s exposures to subprime mortgages, monoline insurers and the residential real estate market and AIG’s strategy for growth, product development, market position, financial results and reserves. It is possible that AIG’s actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these projections and statements. Factors that could cause AIG’s actual results to differ, possibly materially, from those in the specific projections and statements are discussed throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Item 1A. Risk Factors of this Annual Report on Form 10-K. AIG is not under any obligation (and expressly disclaims any such obligations) to update or alter any projection or other statement, whether written or oral, that may be made from time to time, whether as a result of new information, future events or otherwise.
AIG 2007 Form 10-K         29

American International Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

Overview of Operations and Business Results

AIG identifies its reportable segments by product or service line, consistent with its management structure. AIG’s major product and service groupings are General Insurance, Life Insurance & Retirement Services, Financial Services and Asset Management. Through these operating segments, AIG provides insurance, financial and investment products and services to both businesses and individuals in more than 130 countries and jurisdictions. This geographic, product and service diversification is one of AIG’s major strengths and sets it apart from its competitors. AIG’s Other category consists of items not allocated to AIG’s operating segments.
    AIG’s subsidiaries serve commercial, institutional and individual customers through an extensive property-casualty and life insurance and retirement services network. In the United States, AIG companies are the largest underwriters of commercial and industrial insurance and are among the largest life insurance and retirement services operations as well. AIG’s Financial Services businesses include commercial aircraft and equipment leasing, capital markets operations and consumer finance, both in the United States and abroad. AIG also provides asset management services to institutions and individuals. As part of its Spread-Based Investment activities, and to finance its operations, AIG issues various debt instruments in the public and private markets.
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
    AIG has commenced a realignment to simplify its Foreign General Insurance operations, many of which were historically conducted through branches of U.S. companies. On October 8, 2007, AIU Insurance Company announced the conversion of its existing China branches into AIG General Insurance Company China Limited, the first non-Chinese owned general insurance company established in China. This subsidiary assumed the existing business portfolio, assets and liabilities of the China branches. On October 15, 2007, AIG General Insurance (Taiwan) Co., Ltd. (AIGGI Taiwan) announced the completion of its merger with AIU Insurance Company Taiwan Branch. On December 1, 2007, Landmark Insurance Company Limited, a U.K. subsidiary, assumed all of the insurance liabilities of the U.K. branch of New Hampshire Insurance Company and changed its name to AIG U.K. Ltd. On January 1, 2008, AIU Insurance Company ceased participating in the Domestic General Insurance pooling arrangement. These ongoing simplification efforts are expected to result in better utilization of capital and a lower effective tax rate.
    A central focus of AIG operations in recent years has been the development and expansion of distribution channels. In 2007, AIG continued to expand its distribution channels, which now include banks, credit card companies, television-media home shopping, affinity groups, direct response, worksite marketing and e-commerce.
    AIG patiently builds relationships in markets around the world where it sees long-term growth opportunities. For example, the fact that AIG has the only wholly owned foreign life insurance operations in China, operating in 19 cities, is the result of relationships developed over nearly 30 years. AIG’s more recent extensions of operations into India, Vietnam, Russia and other emerging markets reflect the same growth strategy. Moreover, AIG believes in investing in the economies and infrastructures of these countries and growing with them. When AIG companies enter a new jurisdiction, they typically offer basic protection and savings products. As the economies evolve, AIG’s products evolve with them, to more sophisticated and investment-oriented models.
    Growth for AIG may be generated internally as well as through acquisitions which both fulfill strategic goals and offer adequate return on capital. In October 2007, AIG expanded its Foreign General Insurance operations in Germany through the acquisition of Württembergische und Badische Versicherungs-AG (WüBA). In January 2007, American General Finance, Inc. (AGF) expanded its operations into the U.K. through the acquisition of Ocean Finance and Mortgages Limited, a finance broker for home owner loans in the U.K.
Outlook
General Trends
In mid-2007, the U.S. residential mortgage market began to experience serious disruption due to credit quality deterioration in a significant portion of loans originated, particularly to non-prime and subprime borrowers; evolving changes in the regulatory environment; a slower residential housing market; increased cost of borrowings for mortgage participants; and illiquid credit markets.
    AIG participates in the U.S. residential mortgage market in several ways: AGF originates principally first-lien mortgage loans and to a lesser extent second-lien mortgage loans to buyers and owners of residential housing; United Guaranty Corporation (UGC) provides first loss mortgage guaranty insurance for high loan-to-value first- and second-lien residential mortgages; AIG insurance and financial services subsidiaries invest in mortgage-backed securities and CDOs, in which the underlying collateral is composed in whole or in part of residential mortgage loans; and AIGFP provides credit protection through credit default swaps on certain super senior tranches of collateralized debt obligations (CDOs), a significant majority of which have AAA underlying or subordinate layers.
    Disruption in the U.S. residential mortgage market may also increase claim activity in the financial institution segment of AIG’s D&O and professional liability classes of business. However, based on its review of information currently available, AIG believes overall loss activity for the broader D&O and professional liability classes is likely to remain within or near the levels observed during the last several years, which include losses related to stock options backdating as well as to the U.S. residential mortgage market.
    The operating results of AIG’s consumer finance and mortgage guaranty operations in the United States have been and are likely
30        AIG 2007 Form 10-K

American International Group, Inc. and Subsidiaries

to continue to be adversely affected by the factors referred to above. The downward cycle in the U.S. housing market is not expected to improve until residential inventories return to a more normal level and the mortgage credit market stabilizes. AIG expects that this downward cycle will continue to adversely affect UGC’s operating results for the foreseeable future and will result in a significant operating loss for UGC in 2008. AIG also incurred substantial unrealized market valuation losses in 2007, particularly in the fourth quarter, on AIGFP’s super senior credit default swap portfolio and substantial other-than-temporary impairment charges on AIG’s Insurance and Financial Services available for sale securities. The results from AIG’s operations with exposure to the U.S. residential mortgage market will be highly dependent on future market conditions. Continuing market deterioration will cause AIG to report additional unrealized market valuation losses and impairment charges.
    The ongoing effect of the downward cycle in the U.S. housing market on AIG’s other operations, investment portfolio and overall consolidated financial condition could be material if the market disruption continues and expands beyond the residential mortgage markets, although AIG seeks to mitigate the risks to its business by disciplined underwriting and active risk management.
    Globally, heightened regulatory scrutiny of financial services companies in many jurisdictions has the potential to affect future financial results through higher compliance costs. This is particularly true in the United States, where Federal and state authorities have commenced various investigations of the financial services industry, and in Japan and Southeast Asia, where financial institutions have received remediation orders affecting consumer and policyholder rights.
    In certain quarters, AIG’s returns from partnerships and other alternative investments were particularly strong, driven by favorable equity market performance and credit conditions. These returns may vary from period to period and AIG believes that the particularly strong performance in certain prior periods is not indicative of the returns to be expected from this asset class in future periods.
    AIG has recorded out of period adjustments in the last two years due to the remediation of control deficiencies. As AIG continues its remediation activities, AIG expects to continue to incur expenses related to these activities and to record additional out of period adjustments, although all known errors have been corrected.
General Insurance
The commercial property and casualty insurance industry has historically experienced cycles of price erosion followed by rate strengthening as a result of catastrophes or other significant losses that affect the overall capacity of the industry to provide coverage. As premium rates decline, AIG will generally experience higher current accident year loss ratios, as the written premiums are earned. Despite industry price erosion in commercial lines, AIG expects to continue to identify profitable opportunities and build attractive new general insurance businesses as a result of AIG’s broad product line and extensive distribution networks in the United States and abroad.
    Workers compensation remains under considerable pricing pressure, as statutory rates continue to decline. Rates for aviation, excess casualty, D&O and certain other lines of insurance also continue to decline due to competitive pressures. Rates for commercial property lines are also declining following another year of relatively low catastrophe losses. Further price erosion is expected in 2008 for the commercial lines; AIG seeks to mitigate the decline by constantly seeking out profitable opportunities across its diverse product lines and distribution networks while maintaining a commitment to underwriting discipline. There can be no assurance that price erosion will not become more widespread or that AIG’s profitability will not deteriorate from current levels in major commercial lines.
    In Foreign General Insurance, opportunities for growth exist in the consumer lines due to increased demand in emerging markets and the trend toward privatization of health insurance. In commercial lines, the late 2007 acquisition of WüBa enhances AIG’s insurance offerings to small and medium sized companies in Europe.
    Through operations in Bahrain designed to comply with Islamic law, AIG is tapping into a growing market. Islamic insurance, called Takaful, is an alternative to conventional insurance based on the concept of mutual assistance through pooling of resources.
    The Personal Lines automobile marketplace remains challenging with rates declining steadily, increased spending on commissions and advertising and favorable liability frequency trends slowing, while severity in both liability and physical damage are expected to increase. In addition to the deteriorating underwriting cycle, a generally weakening economy leads to slower growth in automobile insurance exposure units and values. The Personal Lines business is focused on consolidation and improving operational efficiencies to reduce costs, as well as enhancing rating algorithms and creating a new aigdirect.com brand, as a result of the 2007 combination of AIG Direct and 21st Century Insurance Group (21st Century) operations, to support growth. The high net worth market continues to provide opportunities for growth as a result of AIG’s innovative products and services specifically designed for that market.
    Losses caused by catastrophes can fluctuate widely from year to year, making comparisons of results more difficult. With respect to catastrophe losses, AIG believes that it has taken appropriate steps, such as careful exposure selection and adequate reinsurance coverage, to reduce the effect of possible future losses. The occurrence of one or more catastrophic events of higher than anticipated frequency or severity, such as a terrorist attack, earthquake or hurricane, that causes insured losses, however, could have a material adverse effect on AIG’s results of operations, liquidity or financial condition.
Life Insurance & Retirement Services
Disruption in the U.S. residential mortgage and credit markets had a significant adverse effect on Life Insurance & Retirement Services operating results in 2007 and will continue to be a key factor in 2008 and beyond, especially in the U.S.-based operations. The volatility in operating results will be further magnified by the continuing market shift to variable products with living benefits
AIG 2007 Form 10-K         31

American International Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

and the adoption of FAS No. 157, “Fair Value Measurements” (FAS 157). Life Insurance & Retirement Services elected the fair value option under FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (FAS 159), for two products beginning January 1, 2008 - a closed block of single premium variable life business in Japan and an investment-linked life insurance product sold principally in Asia. After adoption on January 1, 2008, subsequent changes in fair value for these products will be reported in operating income. The adoption of FAS 159 for these products is expected to result in a decrease to opening 2008 retained earnings of approximately $600 million. For a description of these accounting standards, see Note 1 to Consolidated Financial Statements.
       Life Insurance & Retirement Services uses various derivative instruments to hedge cash flows related to certain foreign currencies and fixed income related instruments. Although these derivatives are purchased to mitigate the economic effect of movements in foreign exchange rates and interest rates, reported earnings may be volatile due to certain hedges not qualifying for hedge accounting under FAS 133. The change in fair value of derivative instruments is reported in net realized capital gains (losses). Life Insurance & Retirement Services engages in hedging programs that use derivatives and other instruments to hedge the guaranteed living benefits associated with variable products. Nevertheless, short-term market movements will vary from long-term expectations underlying the product pricing assumptions and may cause volatility in reported earnings. The inclusion of risk margins in the valuation of embedded derivatives under FAS 157 will increase earnings volatility as differences emerge between the change in fair value of embedded derivatives and the change in fair value of hedging instruments. As variable products with guaranteed living benefits continue to grow, the reported earnings volatility associated with these programs will likely increase.
       Life Insurance & Retirement Services may continue to experience volatility in net realized capital gains (losses) due to other-than-temporary impairment writedowns of the fair value of investments, primarily related to the significant disruption in the residential mortgage and credit markets and foreign currency related losses.
       In Japan, given AIG’s multi-channel, multi-product strategy, AIG expects its Life Insurance & Retirement Services operations to exceed industry growth in the long term, although downward pressure on earnings growth rates is anticipated due to the difficult market conditions. Market conditions remain challenging as a result of increased competition due to new market entrants, the increasing financial strength of the domestic companies as the economy has recovered, the effect of additional regulatory oversight, changes to the tax deductibility of insurance premiums and the regulatory claims review which has negatively affected consumer perceptions of the industry. While the market shift to variable products with living benefits will constrain fixed annuity sales, AIG is positioned to grow annuity sales overall with its annuity products designed to meet the needs of consumers in a range of market conditions. In addition, AIG expects that the planned integration of AIG Star Life and AIG Edison Life, which is anticipated to be completed in 2009, will provide enhanced distribution opportunities and operational efficiencies pending regulatory approval.
       Full deregulation of banks in Japan with respect to insurance product sales became effective in December 2007, and AIG expects that it will be able to leverage its existing bank relationships and innovative product expertise to expand sales of both life and accident and health products in 2008. Deregulation of Japan Post is also expected to provide additional growth opportunities during 2008 and beyond.
       Although the Japanese Yen strengthened in the fourth quarter of 2007, historical volatility of Japanese Yen-dollar exchange rates has resulted in higher than normal surrenders, and if that trend returns, an acceleration of the amortization of deferred policy acquisition costs could occur.
       Outside of Japan, ALICO continues to execute its strategy of diversifying distribution channels and developing new products. In particular, ALICO’s Central and Eastern European operations performed well and demographic and economic conditions in these countries provide excellent opportunities for continued growth.
       AIG’s operations in China continue to expand, but AIG expects competition in China to remain strong. AIG’s success in China will depend on its ability to execute its growth strategy. Key growth strategies in 2008 include expansion of sales and service centers, increased bank distribution and entering into strategic alliances with key partners. In Southeast Asia, AIG’s operations are focused on growing market share and profits in Singapore, Malaysia, Thailand and Hong Kong with products focused on the life savings-oriented consumer along with high net worth consumers through the newly formed Wealth Management Group.
    Domestically, AIG plans to continue expansion of its Life Insurance & Retirement Services businesses through direct marketing and independent agent distribution channels. The aging population in the United States provides a growth opportunity for a variety of products, including longevity, guaranteed income and supplemental accident and health products. Certain other demographic groups that have traditionally been underserved provide additional growth opportunities. The Domestic Life Insurance operations showed positive momentum in the second half of 2007 resulting from new products and expanded distribution. Domestic group life/health operations continue to face competitors with greater scale in group benefits.
    The fixed annuities business experienced a difficult year as surrenders increased in 2007 due to both an increasing number of policies coming out of their surrender charge period and increased competition from bank deposit products. While surrenders are expected to continue to be higher than normal, the current interest rate environment should provide opportunities for improvements in net flows during 2008. AIG believes that improvement in net flows in the individual variable annuity market will be driven by variable annuity products with living benefits while the group retirement products will continue to experience a shift from group annuities to lower margin mutual fund products.
    Since the beginning of 2000, the yield available on Taiwanese 10-year government bonds dropped from approximately 6 percent to less than 3 percent at December 31, 2007. Yields on most
32        AIG 2007 Form 10-K

American International Group, Inc. and Subsidiaries

other invested assets have correspondingly dropped over the same period. New regulatory capital requirements being developed in Taiwan, combined with growth opportunities in bancassurance and variable annuities with living benefits, may potentially create a need for capital contributions in 2008 and beyond to support local solvency requirements.
Financial Services
Within Financial Services, demand for International Lease Finance Corporation (ILFC’s) modern, fuel efficient aircraft remains strong, and ILFC plans to increase its fleet by purchasing 73 aircraft in 2008. However, ILFC’s margins may be adversely affected by increases in interest rates. AIG Financial Products Corp. and AIG Trading Group Inc. and their respective subsidiaries (collectively, AIGFP) expect opportunities for growth across their product segments, but AIGFP is a transaction-oriented business, and its operating results will depend to a significant extent on actual transaction flow, which is affected by market conditions and other variables outside its control. AIG continues to explore opportunities to expand its Consumer Finance operations into new domestic and foreign markets.
    The ongoing disruption in the U.S. residential mortgage and credit markets and the recent downgrades of residential mortgage-backed securities and CDO securities by rating agencies continue to adversely affect the fair value of the super senior credit default swap portfolio written by AIGFP. AIG expects that continuing limitations on the availability of market observable data will affect AIG’s determinations of the fair value of these derivatives, including by preventing AIG, for the foreseeable future, from recognizing the beneficial effect of the differential between credit spreads used to price a credit default swap and spreads implied from prices of the CDO bonds referenced by such swap. The fair value of these derivatives is expected to continue to fluctuate, perhaps materially, in response to changing market conditions, and AIG’s estimates of the value of AIGFP’s super senior credit derivative portfolio at future dates could therefore be materially different from current estimates. AIG continues to believe that the unrealized market valuation losses recorded on the AIGFP super senior credit default swap portfolio are not indicative of the losses AIGFP may realize over time. Under the terms of most of these credit derivatives, losses to AIG would generally result from the credit impairment of the referenced CDO bonds that AIG would acquire in satisfying its swap obligations. Based upon its most current analyses, AIG believes that any credit impairment losses realized over time by AIGFP will not be material to AIG’s consolidated financial condition, although it is possible that such realized losses could be material to AIG’s consolidated results of operations for an individual reporting period. Except to the extent of any such credit impairment losses, AIG expects the unrealized market valuation losses to reverse over the remaining life of the super senior credit default swap portfolio.
    Approximately $379 billion of the $527 billion in notional exposure on AIGFP’s super senior credit default swap portfolio as of December 31, 2007 were written to facilitate regulatory capital relief for financial institutions primarily in Europe. AIG expects that the majority of these transactions will be terminated within the next 12 to 18 months by AIGFP’s counterparties as they implement models compliant with the new Basel II Accord. As of February 26, 2008, $54 billion in notional exposures have either been terminated or are in the process of being terminated. AIGFP was not required to make any payments as part of these terminations and in certain cases was paid a fee upon termination. In light of this experience to date and after other comprehensive analyses, AIG did not recognize an unrealized market valuation adjustment for this regulatory capital relief portfolio for the year ended December 31, 2007. AIG will continue to assess the valuation of this portfolio and monitor developments in the marketplace. There can be no assurance that AIG will not recognize unrealized market valuation losses from this portfolio in future periods. These transactions contributed approximately $210 million to AIGFP’s revenues in 2007. If AIGFP is not successful in replacing the revenues generated by these transactions, AIGFP’s operating results could be materially adversely affected. For additional information on the AIGFP super senior credit default swap portfolio, see Risk Management — Segment Risk Management — Financial Services — Capital Markets Derivative Transactions and Note 8 to Consolidated Financial Statements.
    In March 2007, the U.S. Treasury Department published proposed regulations that, had they been adopted in 2007, would have had the effect of limiting the ability of AIG to claim foreign tax credits with respect to certain transactions entered into by AIGFP. AIGFP is no longer a participant in those transactions and therefore, the proposed regulations, if adopted in their current form in 2008 or subsequent years, would not be expected to have any material effect on AIG’s ability to claim foreign tax credits.
    Effective January 1, 2008, AIGFP elected to apply the fair value option to all eligible assets and liabilities, other than equity method investments. The adoption of FAS 159 with respect to elections made by AIGFP is currently being evaluated for the effect of recently issued draft guidance by the FASB, anticipated to be issued in final form in early 2008, and its potential effect on AIG’s consolidated financial statements.
Asset Management
In the Spread-Based Investment business, the Guaranteed Investment Contract (GIC) portfolio continues to run off and was replaced by the Matched Investment Program (MIP). The results from domestic GICs and the MIP have been adversely affected by the ongoing disruption in the credit markets, the weakening U.S. dollar and declining interest rates. The MIP is exposed to credit and market risk in the form of investments in, among other asset classes, U.S. residential mortgage-backed securities, asset-backed securities, commercial mortgage-backed securities and single name corporate credit default swaps entered into by the MIP. In addition, earnings volatility for the MIP may arise from investments in bank loans that are held for future collateralized loan obligations to be managed by AIG Investments. The value of the investments may fluctuate materially from period to period due to market movements, which may result in realized and unrealized net losses. Although it is difficult to estimate future movements in these markets, effective hedges exist to mitigate the effect of
AIG 2007 Form 10-K         33

American International Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

interest rate and foreign currency exchange rate disruptions. Reported results may be volatile due to certain hedges not qualifying for hedge accounting treatment.
    In the Institutional Asset Management business, carried interest, computed in accordance with each fund’s governing agreement, is based on the investment’s performance over the life of each fund. Unrealized carried interest is recognized based on each fund’s performance as of the balance sheet date. Future fund performance may negatively affect previously recognized carried interest.
    For a description of important factors that may affect the operations and initiatives described above, see Item 1A. Risk Factors.
Consolidated Results
The following table summarizes AIG’s consolidated revenues, income before income taxes, minority interest and cumulative effect of accounting changes and net income for the years ended December 31, 2007, 2006 and 2005:

				Percentage Increase/(Decrease)
Years Ended December 31,
(in millions)	2007	2006	2005	2007 vs. 2006	2006 vs. 2005

Total revenues	$110,064	$113,387	$108,781	(3)%	4%

Income before income taxes, minority interest and cumulative effect of accounting changes	8,943	21,687	15,213	(59)	43

Net income	$6,200	$14,048	$10,477	(56)%	34%

Effect of Credit Market Events in the Fourth Quarter of 2007
AIG reported a net loss of $8.4 billion before tax ($5.2 billion after tax) in the fourth quarter of 2007 as a result of severe credit market disruption. Contributing to this loss was an $11.5 billion pre-tax charge for the unrealized market valuation loss on AIGFP’s super senior credit default swap portfolio. Net realized capital losses totaled $2.6 billion before tax in the fourth quarter of 2007, arising primarily from other-than-temporary impairment charges in AIG’s investment portfolio, with an additional $643 million impairment charge related to Financial Services securities available for sale reported in other income. Also contributing to the operating loss for the fourth quarter was an operating loss of $348 million before tax from Mortgage Guaranty from continued deterioration in the U.S. residential housing market.
2007 and 2006 Comparison
AIG’s consolidated revenues decreased in 2007 compared to 2006 as growth in Premiums and other considerations and Net investment income in the General Insurance and Life Insurance & Retirement Services segments were more than offset by higher Net realized capital losses compared to 2006 and an unrealized market valuation loss of $11.5 billion on AIGFP’s super senior credit default swap portfolio recorded in other income. Net realized capital losses of $3.6 billion in 2007 included other-than-temporary impairment charges of the fair value of investments of $4.1 billion, primarily related to the significant disruption in the residential mortgage and credit markets, and foreign currency related losses of $500 million. Similarly, AIG recorded in other income, other-than-temporary impairment charges of $643 million related to its Financial Services securities available for sale reported in other income. Total other-than-temporary impairment charges in 2006 were $944 million. See Invested Assets — Other-than-temporary impairments herein.
    Income before income taxes, minority interest and cumulative effect of accounting changes declined in 2007 due to the losses described above, partially offset by the favorable effects in 2007 of the application of hedge accounting under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133). In 2007, AIGFP applied hedge accounting to certain of its interest rate swaps and foreign currency forward contracts hedging its investments and borrowings. As a result, AIGFP recognized in earnings the change in the fair value of the hedged items attributable to the hedged risks, substantially offsetting the gains and losses on the derivatives designated as hedges. In 2006, AIGFP did not apply hedge accounting to any of its assets and liabilities.
2006 and 2005 Comparison
The increase in revenues in 2006 compared to 2005 was primarily attributable to the growth in Premiums and other considerations and Net investment income in the General Insurance and Life Insurance & Retirement Services segments. Revenues in the Financial Services segment declined as a result of the effect of hedging activities for AIGFP that did not qualify for hedge accounting treatment under FAS 133, decreasing revenues by $1.8 billion in 2006 and increasing revenues by $2.0 billion in 2005.
    Income before income taxes, minority interest and cumulative effect of accounting changes increased in 2006 compared to 2005, reflecting higher General Insurance and Life Insurance & Retirement Services operating income. These increases were partially offset by lower Financial Services operating income reflecting the effects of hedging activities that did not qualify for hedge accounting treatment under FAS 133. Results in 2005 reflected the negative effect of $3.3 billion (pre-tax) in catastrophe-related losses incurred that year. Net income in 2005 also reflected the charges related to regulatory settlements, as described in Item 3. Legal Proceedings, and the fourth quarter
34        AIG 2007 Form 10-K

American International Group, Inc. and Subsidiaries

charge resulting from the annual review of General Insurance loss and loss adjustment reserves.
Remediation
Throughout 2007 and 2006, as part of its continuing remediation efforts, AIG recorded out of period adjustments which are detailed below. In addition, certain revisions were made to the Consolidated Statement of Cash Flows.
2007 Adjustments
During 2007, out of period adjustments collectively decreased pre-tax operating income by $372 million ($399 million after tax). The adjustments were comprised of a charge of $380 million ($247 million after tax) to reverse net gains on transfers of investment securities among legal entities consolidated within AIGFP and a corresponding increase to accumulated other comprehensive income (loss); $156 million of additional income tax expense related to the successful remediation of the material weakness in internal control over income tax accounting; $142 million ($92 million after tax) of additional expense related to insurance reserves and DAC in connection with improvements in internal control over financial reporting and consolidation processes; $42 million ($29 million after tax) of additional expense, primarily related to other remediation activities; and $192 million ($125 million after tax) of net realized capital gains related to foreign exchange.
2006 Adjustments
During 2006, out of period adjustments collectively increased pre-tax operating income by $313 million ($65 million after tax). The adjustments were comprised of $773 million ($428 million after tax) of additional investment income related to the accounting for certain interests in unit investment trusts (UCITS); $300 million ($145 million after tax) of charges primarily related to the remediation of the material weakness in internal control over the accounting for certain derivative transactions under FAS 133; $58 million of additional income tax expense related to the remediation of the material weakness in internal control over income tax accounting; $85 million ($55 million after tax) of interest income related to interest earned on deposit contracts; $61 million (before and after tax) of expenses related to the Starr International Company, Inc. (SICO) Deferred Compensation Profit Participation Plans (SICO Plans); $59 million ($38 million after tax) of expenses related to deferred advertising costs; and $125 million ($116 million after tax) of additional expense, primarily related to other remediation activities.
    Results in 2006 were also negatively affected by a one-time charge relating to the C.V. Starr & Co., Inc. (Starr) tender offer ($54 million before and after tax) and an additional allowance for losses in AIG Credit Card Company (Taiwan) ($88 million before and after tax), both of which were recorded in first quarter of 2006.
Cash Flows
As part of its ongoing remediation activities, AIG has made certain revisions to the Consolidated Statement of Cash Flows, primarily relating to the effect of reclassifying certain policyholders’ account balances, the elimination of certain intercompany balances and revisions related to separate account assets. Accordingly, AIG revised the previous periods presented to conform to the revised presentation. See Note 24 to Consolidated Financial Statements for further information.
Income Taxes
The effective tax rate declined from 30.1 percent in 2006 to 16.3 percent in 2007, primarily due to the unrealized market valuation losses on AIGFP’s super senior credit default swap portfolio and other-than-temporary impairment charges. These losses, which are taxed at a U.S. tax rate of 35 percent and are included in the calculation of income tax expense, reduced AIG’s overall effective tax rate. In addition, other tax benefits, including tax exempt interest and effects of foreign operations are proportionately larger in 2007 than in 2006 due to the decline in pre-tax income in 2007. Furthermore, tax deductions taken in 2007 for SICO compensation plans for which the expense had been recognized in prior years also reduced the effective tax rate in 2007. AIG has now completed its claims for tax refunds attributable to adjustments made for 2004 and prior financial statements. Refund claims for tax years 1991-1996 were filed with the Internal Revenue Service in June 2007. Claims for tax years 1997-2004 will be filed before September 2008.
    AIG expects to receive cash tax benefits in 2008 as a result of the unrealized market valuation losses on AIGFP’s super senior credit default swap portfolio, whether AIG is in a regular or alternative minimum tax position.
AIG 2007 Form 10-K         35

American International Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

The following table summarizes the net effect of catastrophe-related losses for the years ended December 31, 2007 and 2005. There were no significant catastrophe-related losses for the year ended December 31, 2006.

(in millions)	2007	2005

Pretax	$276	$3,280	*

Net of tax and minority interest	$177	2,109

*	Includes $312 million in catastrophe-related losses from partially owned companies.
Segment Results
The following table summarizes AIG’s operations by reporting segment for the years ended December 31, 2007, 2006 and 2005. See also Note 2 to Consolidated Financial Statements.

				Percentage Increase/(Decrease)

(in millions)	2007	2006(a)	2005(a)	2007 vs. 2006	2006 vs. 2005

Revenues(b):
General Insurance(c)	$51,708	$49,206	$45,174	5%	9%
Life Insurance & Retirement Services(c)(d)	53,570	50,878	48,020	5	6
Financial Services(e)(f)	(1,309)	7,777	10,677	—	(27)
Asset Management	5,625	4,543	4,582	24	(1)
Other	457	483	344	(5)	40
Consolidation and eliminations	13	500	(16)	(97)	—

Total	$110,064	$113,387	$108,781	(3)%	4%

Operating Income (loss)(b)(g):
General Insurance(c)	$10,526	$10,412	$2,315	1%	350%
Life Insurance & Retirement Services(c)(d)	8,186	10,121	8,965	(19)	13
Financial Services(e)(f)	(9,515)	383	4,424	—	(91)
Asset Management	1,164	1,538	1,963	(24)	(22)
Other(h)	(2,140)	(1,435)	(2,765)	—	—
Consolidation and eliminations	722	668	311	8	115

Total	$8,943	$21,687	$15,213	(59)%	43%

(a)	Certain reclassifications have been made to prior period amounts to conform to the current period presentation.
(b)	In 2007, 2006 and 2005, includes other-than-temporary impairment charges of $4.7 billion, $944 million and $598 million, respectively. Also includes gains (losses) from hedging activities that did not qualify for hedge accounting treatment under FAS 133, including the related foreign exchange gains and losses. In 2007, 2006, and 2005, respectively, the effect was $(1.44) billion, $(1.87) billion and $2.02 billion in both revenues and operating income. These amounts result primarily from interest rate and foreign currency derivatives that are effective economic hedges of investments and borrowings. These gains (losses) in 2007 include a $380 million out of period charge to reverse net gains recognized on transfers of available for sale securities among legal entities consolidated within AIGFP. The gains (losses) in 2006 include an out of period charge of $223 million related to the remediation of the material weakness in internal control over the accounting for certain derivative transactions under FAS 133.

(c)	In 2006, includes the effect of out of period adjustments related to the accounting for UCITS. In 2006, the effect was an increase of $490 million in both revenues and operating income for General Insurance and an increase of $240 million and $169 million in revenues and operating income, respectively, for Life Insurance & Retirement Services.

(d)	In 2007, 2006 and 2005, includes other-than-temporary impairment charges of $2.8 billion, $641 million and $425 million, respectively, for Life Insurance & Retirement Services.

(e)	Includes gains (losses) from hedging activities that did not qualify for hedge accounting treatment under FAS 133, including the related foreign exchange gains and losses. In 2007, 2006 and 2005, respectively, the effect was $104 million, $(1.97) billion, and $2.19 billion in both revenues and operating income. These amounts result primarily from interest rate and foreign currency derivatives that are effective economic hedges of investments and borrowings. The years ended December 31, 2007 and 2006 include out of period charges of $380 million and $223 million, respectively, as discussed in footnote (b). In the first quarter of 2007, AIG began applying hedge accounting for certain transactions, primarily in its Capital Markets operations. In the second quarter of 2007, AGF and ILFC began applying hedge accounting to most of their derivatives hedging interest rate and foreign exchange risks associated with their floating rate and foreign currency denominated borrowings.

(f)	In 2007, both revenues and operating income (loss) include an unrealized market valuation loss of $11.5 billion on AIGFP’s super senior credit default swap portfolio and an other-than-temporary impairment charge of $643 million on AIGFP’s available for sale investment securities recorded in other income.

(g)	Includes current year catastrophe-related losses of $276 million in 2007 and $3.28 billion in 2005. There were no significant catastrophe-related losses in 2006.

(h)	In 2005, includes current year catastrophe-related losses from unconsolidated entities of $312 million.
36        AIG 2007 Form 10-K

American International Group, Inc. and Subsidiaries

General Insurance
AIG’s General Insurance operations provide property and casualty products and services throughout the world. Revenues in the General Insurance segment represent net premiums earned, net investment income and net realized capital gains (losses). The increase in General Insurance operating income in 2007 compared to 2006 was driven by strength in the Domestic Brokerage Group (DBG), partially offset by operating losses from the Mortgage Guaranty business and a decrease in Personal Lines operating income.
Life Insurance & Retirement Services
AIG’s Life Insurance & Retirement Services operations provide insurance, financial and investment-oriented products throughout the world. Revenues in the Life Insurance & Retirement Services operations represent premiums and other considerations, net investment income and net realized capital gains (losses). Foreign operations contributed approximately 76 percent, 68 percent and 59 percent of AIG’s Life Insurance & Retirement Services operating income in 2007, 2006 and 2005, respectively.
    Life Insurance & Retirement Services operating income declined in 2007 compared to 2006 primarily due to higher net realized capital losses in 2007. In addition, operating income in 2007 was negatively affected by charges related to remediation activity in Asia; an industry wide regulatory claims review in Japan; the effect of Statement of Position 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts” (SOP 05-1), which was adopted in 2007; and investment losses where a FAS 115 trading election was made (trading account).
Financial Services
AIG’s Financial Services subsidiaries engage in diversified activities including aircraft and equipment leasing, capital markets, consumer finance and insurance premium finance. Revenues in the Financial Services segment include interest, realized and unrealized gains and losses, including the unrealized market valuation losses on AIGFP’s super senior credit default swap portfolio, lease and finance charges.
    Financial Services reported an operating loss in 2007 compared to operating income in 2006, primarily due to an unrealized market valuation loss of $11.5 billion on AIGFP’s super senior credit default swap portfolio, an other-than-temporary impairment charge of $643 million on AIGFP’s investment portfolio of CDOs of asset-backed securities (ABS) and a decline in operating income for AGF. AGF’s operating income declined in 2007 compared to 2006 due to reduced residential mortgage origination volume, lower revenues from its mortgage banking activities and increases in the provision for finance receivable losses. In 2007, AGF’s mortgage banking operations recorded a pre-tax charge of $178 million, representing the estimated cost of implementing the Supervisory Agreement entered into with the Office of Thrift Supervision (OTS), which is discussed in the Consumer Finance results of operations section.
    Operating income for ILFC increased in 2007 compared to 2006, driven to a large extent by a larger aircraft fleet, higher lease rates and higher utilization.
    In 2007, AIGFP began applying hedge accounting under FAS 133 to certain of its interest rate swaps and foreign currency forward contracts that hedge its investments and borrowings and AGF and ILFC began applying hedge accounting to most of their derivatives that hedge floating rate and foreign currency denominated borrowings. Prior to 2007, hedge accounting was not applied to any of AIG’s derivatives and related assets and liabilities. Accordingly, revenues and operating income were exposed to volatility resulting from differences in the timing of revenue recognition between the derivatives and the hedged assets and liabilities.
Asset Management
AIG’s Asset Management operations include institutional and retail asset management, broker-dealer services and spread-based investment businesses. Revenues in the Asset Management segment represent investment income with respect to spread-based products and management, advisory and incentive fees.
    Asset Management operating income decreased in 2007 compared to 2006, due to realized capital losses on interest rate and foreign currency hedge positions not qualifying for hedge accounting and other-than-temporary impairment charges on fixed income investments due primarily to disruptions in the U.S. credit markets. These decreases were partially offset by higher partnership income from the Spread-Based Investment business, increased gains on real estate investments and a gain on the sale of a portion of AIG’s investment in Blackstone Group, L.P. in connection with its initial public offering.
Capital Resources
At December 31, 2007, AIG had total consolidated shareholders’ equity of $95.8 billion and total consolidated borrowings of $176.0 billion. At that date, $67.9 billion of such borrowings were subsidiary borrowings not guaranteed by AIG.
    In 2007, AIG issued an aggregate of $5.6 billion of junior subordinated debentures in five series of securities. Substantially all of the proceeds from these sales, net of expenses, were used to repurchase shares of AIG’s common stock. A total of 76,361,209 shares were repurchased during 2007.
    In February 2007, AIG’s Board of Directors increased AIG’s share repurchase program by authorizing the repurchase of shares with an aggregate purchase price of $8 billion. In November 2007, AIG’s Board of Directors authorized the repurchase of an additional $8 billion in common stock. At February 15, 2008, $10.25 billion was available for repurchase under the aggregate authorization. AIG did not purchase shares of its common stock under its common stock repurchase authorization during 2006. AIG does not expect to purchase additional shares under its share repurchase program for the foreseeable future, other than pursuant to commitments that existed at December 31, 2007.
AIG 2007 Form 10-K         37

American International Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

Liquidity
AIG manages liquidity at both the subsidiary and parent company levels. At December 31, 2007, AIG’s consolidated invested assets, primarily held by its subsidiaries, included $65.6 billion in cash and short-term investments. Consolidated net cash provided from operating activities in 2007 amounted to $35.2 billion. At both the subsidiary and parent company level, liquidity management activities are intended to preserve and enhance funding stability, flexibility, and diversity through a wide range of potential operating environments and market conditions. AIG’s primary sources of cash flow are dividends and other payments from its regulated and unregulated subsidiaries, as well as issuances of debt securities. Primary uses of cash flow are for debt service, subsidiary funding, shareholder dividend payments and common stock repurchases. As a result of disruption in the credit markets during 2007, AIG took steps to enhance the liquidity of its portfolios, including increasing the liquidity of the collateral in the securities lending program. Management believes that AIG’s liquid assets, cash provided by operations and access to the capital markets will enable it to meet its anticipated cash requirements, including the funding of increased dividends under AIG’s new dividend policy.
Critical Accounting Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the application of accounting policies that often involve a significant degree of judgment. AIG considers that its accounting policies that are most dependent on the application of estimates and assumptions, and therefore viewed as critical accounting estimates, to be those relating to reserves for losses and loss expenses, future policy benefits for life and accident and health contracts, recoverability of DAC, estimated gross profits for investment-oriented products, fair value measurements of certain financial assets and liabilities, other-than-temporary impairments, the allowance for finance receivable losses and flight equipment recoverability. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. To the extent actual experience differs from the assumptions used, AIG’s results of operations would be directly affected.
    Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, AIG’s critical accounting estimates are discussed in detail. The major categories for which assumptions are developed and used to establish each critical accounting estimate are highlighted below.
Reserves for Losses and Loss Expenses (General Insurance):

•	Loss trend factors: used to establish expected loss ratios for subsequent accident years based on premium rate adequacy and the projected loss ratio with respect to prior accident years.
•	Expected loss ratios for the latest accident year: in this case, accident year 2007 for the year-end 2007 loss reserve analysis. For low-frequency, high-severity classes such as excess casualty, expected loss ratios generally are utilized for at least the three most recent accident years.
•	Loss development factors: used to project the reported losses for each accident year to an ultimate amount.
•	Reinsurance recoverable on unpaid losses: the expected recoveries from reinsurers on losses that have not yet been reported and/or settled.
Future Policy Benefits for Life and Accident and Health Contracts (Life Insurance & Retirement Services):

•	Interest rates: which vary by geographical region, year of issuance and products.
•	Mortality, morbidity and surrender rates: based upon actual experience by geographical region modified to allow for variation in policy form, risk classification and distribution channel.
Deferred Policy Acquisition Costs (Life Insurance & Retirement Services):

•	Recoverability: based on current and future expected profitability, which is affected by interest rates, foreign exchange rates, mortality experience and policy persistency.
Deferred Policy Acquisition Costs (General Insurance):

•	Recoverability: based upon the current terms and profitability of the underlying insurance contracts.
Estimated Gross Profits (Life Insurance & Retirement Services):

•	Estimated gross profits: to be realized over the estimated duration of the contracts (investment-oriented products) affect the carrying value of DAC, unearned revenue liability and associated amortization patterns under FAS 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments” (FAS 97); and Sales Inducement Assets under American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long- Duration Contracts and for Separate Accounts” (SOP 03-1). Estimated gross profits include investment income and gains and losses on investments less required interest, actual mortality and other expenses.
Fair Value Measurements of Financial Instruments:
    AIG measures financial instruments in its trading and available for sale securities portfolios, together with securities sold but not yet purchased, certain hybrid financial instruments, and derivative assets and liabilities at fair value. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
    The degree of judgment used in measuring the fair value of financial instruments generally correlates with the level of pricing observability. Financial instruments with quoted prices in active markets generally have more pricing observability and less judgment is used in measuring fair value. Conversely, financial instruments traded in other than active markets or that do not have quoted prices have less observability and are measured at fair value using valuation models or other pricing techniques that
38        AIG 2007 Form 10-K

American International Group, Inc. and Subsidiaries

require more judgment. Pricing observability is affected by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established, the characteristics specific to the transaction and general market conditions.
    AIG maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. AIG obtains market price data to value financial instruments whenever such information is available. Market price data generally is obtained from market exchanges or dealer quotations. The types of instruments valued based on market price data include G-7 government and agency securities, equities listed in active markets, investments in publicly traded mutual funds with quoted market prices and listed derivatives.
    AIG estimates the fair value of fixed income instruments not traded in active markets by referring to traded securities with similar attributes and using a matrix pricing methodology. This methodology considers such factors as the issuer’s industry, the security’s rating and tenor, its coupon rate, its position in the capital structure of the issuer, and other relevant factors. The types of fixed income instruments not traded in active markets include non-G-7 government securities, municipal bonds, certain hybrid financial instruments, most investment-grade and high-yield corporate bonds, and most mortgage- and asset-backed products.
    AIG initially estimates the fair value of equity instruments not traded in active markets by reference to the transaction price. This valuation is adjusted only when changes to inputs and assumptions are corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalizations and other transactions across the capital structure, offerings in the equity capital markets, and changes in financial ratios or cash flows.
    For equity and fixed income instruments that are not traded in active markets or that are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments generally are based on available market evidence. In the absence of such evidence, management’s best estimate is used.
    AIG obtains the fair value of its investments in limited partnerships and hedge funds from information provided by the general partner or manager of the investments, the financial statements of which generally are audited annually.
    Derivative assets and liabilities can be exchange-traded or traded over the counter (OTC). AIG generally values exchange-traded derivatives within portfolios using models that calibrate to market clearing levels and eliminate timing differences between the closing price of the exchange-traded derivatives and their underlying instruments.
    OTC derivatives are valued using market transactions and other market evidence whenever possible, including market-based inputs to models, model calibration to market clearing transactions, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. When models are used, the selection of a particular model to value an OTC derivative depends on the contractual terms of, and specific risks inherent in, the instrument as well as the availability of pricing information in the market. AIG generally uses similar models to value similar instruments. Valuation models require a variety of inputs, including contractual terms, market prices and rates, yield curves, credit curves, measures of volatility, prepayment rates and correlations of such inputs. For OTC derivatives that trade in liquid markets, such as generic forwards, swaps and options, model inputs can generally be verified and model selection does not involve significant management judgment.
    Certain OTC derivatives trade in less liquid markets with limited pricing information, and the determination of fair value for these derivatives is inherently more difficult. When AIG does not have corroborating market evidence to support significant model inputs and cannot verify the model to market transactions, transaction price is initially used as the best estimate of fair value. Accordingly, when a pricing model is used to value such an instrument, the model is adjusted so that the model value at inception equals the transaction price. Subsequent to initial recognition, AIG updates valuation inputs when corroborated by evidence such as similar market transactions, third-party pricing services and/or broker or dealer quotations, or other empirical market data. When appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads and credit considerations. Such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used.
    AIGFP employs a modified version of the Binomial Expansion Technique (BET) model to value its super senior credit default swap portfolio, including maturity-shortening puts that allow the holders of the notes issued by certain multi-sector CDOs to treat the notes as short-term eligible 2a-7 investments under the Investment Company Act of 1940 (2a-7 Puts). The BET model utilizes default probabilities derived from credit spreads implied from market prices for the individual securities included in the underlying collateral pools securing the CDOs, as well as diversity scores, weighted average lives, recovery rates and discount rates. The determination of some of these inputs requires the use of judgment and estimates, particularly in the absence of market observable data. AIGFP also employs a Monte Carlo simulation to assist in quantifying the effect on the valuation of the CDOs of the unique aspects of the CDO’s structure such as triggers that divert cash flows to the most senior part of the capital structure. In the final determination of fair value, AIGFP also considers the price estimates for the super senior CDO notes provided by third parties, including counterparties to these transactions, and makes adjustments when deemed necessary. See also Risk Management, Segment Risk Management, Financial Services — Capital Markets Derivative Transactions and Note 8 to Consolidated Financial Statements.
Other-Than-Temporary Impairments:
AIG evaluates its investments for impairment such that a security is considered a candidate for other-than-temporary impairment if it meets any of the following criteria:

•	Trading at a significant (25 percent or more) discount to par, amortized cost (if lower) or cost for an extended period of time (nine consecutive months or longer);
AIG 2007 Form 10-K         39

American International Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

•	The occurrence of a discrete credit event resulting in (i) the issuer defaulting on a material outstanding obligation; (ii) the issuer seeking protection from creditors under the bankruptcy laws or any similar laws intended for court supervised reorganization of insolvent enterprises; or (iii) the issuer proposing a voluntary reorganization pursuant to which creditors are asked to exchange their claims for cash or securities having a fair value substantially lower than par value of their claims; or
•	AIG may not realize a full recovery on its investment, regardless of the occurrence of one of the foregoing events.
    The above criteria also consider circumstances of a rapid and severe market valuation decline, such as that experienced in current credit markets, in which AIG could not reasonably assert that the recovery period would be temporary (severity losses).
    In light of the recent significant disruption in the U.S. residential mortgage and credit markets, particularly in the fourth quarter, AIG has recognized an other-than-temporary impairment charge (severity loss) of $2.2 billion (including $643 million related to AIGFP’s available for sale investment securities recorded in other income), primarily from certain residential mortgage-backed securities and other structured securities. Even while retaining their investment grade ratings, such securities were priced at a severe discount to cost. Notwithstanding AIG’s intent and ability to hold such securities indefinitely, and despite structures which indicate that a substantial amount of the securities should continue to perform in accordance with their original terms, AIG concluded that it could not reasonably assert that the recovery period would be temporary.
    At each balance sheet date, AIG evaluates its securities holdings with unrealized losses. When AIG does not intend to hold such securities until they have recovered their cost basis, AIG records the unrealized loss in income. If a loss is recognized from a sale subsequent to a balance sheet date pursuant to changes in circumstances, the loss is recognized in the period in which the intent to hold the securities to recovery no longer existed.
    In periods subsequent to the recognition of an other-than-temporary impairment charge for fixed maturity securities, which is not credit or foreign exchange related, AIG generally accretes into income the discount or amortizes the reduced premium resulting from the reduction in cost basis over the remaining life of the security.
Allowance for Finance Receivable Losses (Financial Services):

•	Historical defaults and delinquency experience: utilizing factors, such as delinquency ratio, allowance ratio, charge-off ratio, and charge-off coverage.
•	Portfolio characteristics: portfolio composition and consideration of the recent changes to underwriting criteria and portfolio seasoning.
•	External factors: consideration of current economic conditions, including levels of unemployment and personal bankruptcies.
•	Migration analysis: empirical technique measuring historical movement of similar finance receivables through various levels of repayment, delinquency, and loss categories to existing finance receivable pools.
Flight Equipment Recoverability (Financial Services):

•	Expected undiscounted future net cash flows: based upon current lease rates, projected future lease rates and estimated terminal values of each aircraft based on third-party information.
Operating Review
General Insurance Operations
AIG’s General Insurance subsidiaries write substantially all lines of commercial property and casualty insurance and various personal lines both domestically and abroad.
    As previously noted, AIG believes it should present and discuss its financial information in a manner most meaningful to its financial statement users. Accordingly, in its General Insurance business, AIG uses certain regulatory measures, where AIG has determined these measurements to be useful and meaningful.
    A critical discipline of a successful general insurance business is the objective to produce profit from underwriting activities taking into account costs of capital. AIG views underwriting results to be critical in the overall evaluation of performance.
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
    GAAP provides for the recognition of certain acquisition expenses at the same time revenues are earned, the accounting principle of matching. Therefore, acquisition expenses are deferred and amortized over the period the related net premiums written are earned. DAC is reviewed for recoverability, and such review requires management judgment. The most comparable GAAP measure to statutory underwriting profit is income before income taxes, minority interest and cumulative effect of an accounting change. A table reconciling statutory underwriting profit to income before income taxes, minority interest and cumulative effect of an accounting change is contained in footnote (d) to the following table. See also Critical Accounting Estimates herein and Notes 1 and 6 to Consolidated Financial Statements.
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
40        AIG 2007 Form 10-K

American International Group, Inc. and Subsidiaries

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
General Insurance Results
General Insurance operating income is comprised of statutory underwriting profit (loss), changes in DAC, net investment income and net realized capital gains and losses. Operating income, as well as net premiums written, net premiums earned, net investment income and net realized capital gains (losses) and statutory ratios in 2007, 2006 and 2005 were as follows:

				Percentage Increase/(Decrease)

(in millions, except ratios)	2007	2006	2005	2007 vs. 2006	2006 vs. 2005

Net premiums written:
Domestic General Insurance
DBG	$24,112	$24,312	$23,104	(1)%	5%
Transatlantic	3,953	3,633	3,466	9	5
Personal Lines	4,808	4,654	4,653	3	—
Mortgage Guaranty	1,143	866	628	32	38
Foreign General Insurance	13,051	11,401	10,021	14	14

Total	$47,067	$44,866	$41,872	5%	7%

Net premiums earned:
Domestic General Insurance
DBG	$23,849	$23,910	$22,567	—%	6%
Transatlantic	3,903	3,604	3,385	8	6
Personal Lines	4,695	4,645	4,634	1	—
Mortgage Guaranty	886	740	533	20	39
Foreign General Insurance	12,349	10,552	9,690	17	9

Total	$45,682	$43,451	$40,809	5%	6%

Net investment income(a):
Domestic General Insurance
DBG	$3,879	$3,411	$2,403	14%	42%
Transatlantic	470	435	343	8	27
Personal Lines	231	225	217	3	4
Mortgage Guaranty	158	140	123	13	14
Intercompany adjustments and eliminations — net	6	1	1	500	—
Foreign General Insurance	1,388	1,484	944	(6)	57

Total	$6,132	$5,696	$4,031	8%	41%

Net realized capital gains (losses)	$(106)	$59	$334	—%	—%

Operating income (loss)(a)(b):
Domestic General Insurance
DBG	$7,305	$5,845	$(820)	25%	—%
Transatlantic	661	589	(39)	12	—
Personal Lines	67	432	195	(84)	122
Mortgage Guaranty	(637)	328	363	—	(10)
Foreign General Insurance	3,137	3,228	2,601	(3)	24
Reclassifications and eliminations	(7)	(10)	15	—	—

Total	$10,526	$10,412	$2,315	1%	350%

AIG 2007 Form 10-K         41

American International Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

				Percentage Increase/(Decrease)

(in millions, except ratios)	2007	2006	2005	2007 vs. 2006	2006 vs. 2005

Statutory underwriting profit (loss) (b)(d):
Domestic General Insurance
DBG	$3,404	$2,322	$(3,403)	47%	—%
Transatlantic	165	129	(434)	28	—
Personal Lines	(191)	204	(38)	—	—
Mortgage Guaranty	(849)	188	249	—	(24)
Foreign General Insurance	1,544	1,565	1,461	(1)	7

Total	$4,073	$4,408	$(2,165)	(8)%	—%

Domestic General Insurance(b):
Loss ratio	71.2	69.6	90.1
Expense ratio	20.8	21.4	21.0

Combined ratio	92.0	91.0	111.1

Foreign General Insurance(b):
Loss ratio	50.6	48.9	52.0
Expense ratio(c)	34.9	33.6	31.8

Combined ratio	85.5	82.5	83.8

Consolidated(b):
Loss ratio	65.6	64.6	81.1
Expense ratio	24.7	24.5	23.6

Combined ratio	90.3	89.1	104.7

(a)	Includes the effect of out-of-period adjustments related to the accounting for UCITS in 2006. For DBG, the effect was an increase of $66 million, and for Foreign General Insurance, the effect was an increase of $424 million.

(b)	Catastrophe-related losses increased the consolidated General Insurance combined ratio in 2007 and 2005 by 0.60 points and 7.06 points, respectively. There were no significant catastrophe-related losses in 2006. Catastrophe-related losses in 2007 and 2005 by reporting unit were as follows:

	2007		2005

	Insurance	Net	Insurance	Net
	Related	Reinstatement	Related	Reinstatement
(in millions)	Losses	Premium Cost	Losses	Premium Cost

Reporting Unit:
DBG	$113	$(13)	$1,811	$136
Transatlantic	11	(1)	463	45
Personal Lines	61	14	112	2
Mortgage Guaranty	—	—	10	—
Foreign General Insurance	90	1	229	80

Total	$275	$1	$2,625	$263

(c)	Includes amortization of advertising costs.
42        AIG 2007 Form 10-K

American International Group, Inc. and Subsidiaries

(d)	Statutory underwriting profit (loss) is a measure that U.S. domiciled insurance companies are required to report to their regulatory authorities. The following table reconciles statutory underwriting profit (loss) to operating income for General Insurance for the years ended December 31, 2007, 2006 and 2005:

	Domestic				Foreign
	Brokerage		Personal	Mortgage	General	Reclassifications
(in millions)	Group	Transatlantic	Lines	Guaranty	Insurance	and Eliminations	Total

2007:
Statutory underwriting profit (loss)	$3,404	$165	$(191)	$(849)	$1,544	$—	$4,073
Increase in DAC	97	17	29	57	227	—	427
Net investment income	3,879	470	231	158	1,388	6	6,132
Net realized capital gains (losses)	(75)	9	(2)	(3)	(22)	(13)	(106)

Operating income (loss)	$7,305	$661	$67	$(637)	$3,137	$(7)	$10,526

2006:
Statutory underwriting profit (loss)	$2,322	$129	$204	$188	$1,565	$—	$4,408
Increase in DAC	14	14	2	3	216	—	249
Net investment income	3,411	435	225	140	1,484	1	5,696
Net realized capital gains (losses)	98	11	1	(3)	(37)	(11)	59

Operating income (loss)	$5,845	$589	$432	$328	$3,228	$(10)	$10,412

2005:
Statutory underwriting profit (loss)	$(3,403)	$(434)	$(38)	$249	$1,461	$—	$(2,165)
Increase (decrease) in DAC	(21)	14	19	(8)	111	—	115
Net investment income	2,403	343	217	123	944	1	4,031
Net realized capital gains (losses)	201	38	(3)	(1)	85	14	334

Operating income (loss)	$(820)	$(39)	$195	$363	$2,601	$15	$2,315

AIG transacts business in most major foreign currencies. The following table summarizes the effect of changes in foreign currency exchange rates on the growth of General Insurance net premiums written for the years ended December 31, 2007 and 2006:

	2007	2006

Growth in original currency*	3.5%	7.4%
Foreign exchange effect	1.4	(0.2)

Growth as reported in U.S. dollars	4.9%	7.2%

* Computed using a constant exchange rate for each period.
2007 and 2006 Comparison
General Insurance operating income increased in 2007 compared to 2006 due to growth in net investment income, partially offset by a decline in underwriting profit and Net realized capital losses. The 2007 combined ratio increased to 90.3, an increase of 1.2 points compared to 2006, primarily due to an increase in the loss ratio of 1.0 points. The loss ratio for accident year 2007 recorded in 2007 was 2.3 points higher than the loss ratio recorded in 2006 for accident year 2006. Increases in Mortgage Guaranty losses accounted for a 2.1 point increase in the 2007 accident year loss ratio. The downward cycle in the U.S. housing market is not expected to improve until residential inventories return to a more normal level, and AIG expects that this downward cycle will continue to adversely affect Mortgage Guaranty’s loss ratios for the foreseeable future. The higher accident year loss ratio was partially offset by favorable development on prior years, which reduced incurred losses by $606 million and $53 million in 2007 and 2006, respectively. Additional favorable loss development of $50 million (recognized in consolidation and related to certain asbestos settlements) reduced overall incurred losses.
    General Insurance net premiums written increased in 2007 compared to 2006, reflecting growth in Foreign General Insurance from both established and new distribution channels, and the effect of changes in foreign currency exchange rates as well as growth in Mortgage Guaranty, primarily from international business.
    General Insurance net investment income increased in 2007 by $436 million. Interest and dividend income increased $714 million in 2007 compared to 2006 as fixed maturities and equity securities increased by $11.6 billion and the average yield increased 10 basis points. Income from partnership investments increased $159 million in 2007 compared to 2006, primarily due to improved returns on underlying investments and higher levels of invested assets. Investment expenses in 2007 declined $60 million compared to 2006, primarily due to decreased interest expense on deposit liabilities. These increases to net investment income were partially offset by $490 million of income from an out of period UCITS adjustment recorded in 2006. Net realized capital losses in 2007 include other-than-temporary impairment charges of $276 million compared to $77 million in 2006. See also Capital Resources and Liquidity and Invested Assets herein.
    In order to better align financial reporting with the manner in which AIG’s chief operating decision makers manage their businesses, commencing in 2007, the foreign aviation business, which was historically reported in DBG, is now reported as part of Foreign General Insurance, and the oil rig and marine businesses, which were historically reported in Foreign General Insurance, are now reported as part of DBG. Prior period amounts have been revised to conform to the current presentation.
2006 and 2005 Comparison
General Insurance operating income increased in 2006 compared to 2005 due to growth in net premiums, a reduction in both
AIG 2007 Form 10-K         43

American International Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

catastrophe losses and prior accident year development, and growth in Net investment income. The combined ratio improved to 89.1, a reduction of 15.6 points from 2005, including an improvement in the loss ratio of 16.5 points. The reduction in catastrophe losses represented 6.9 points and the reduction in prior year adverse development represented 11.5 points of the overall reduction. Net premiums written increased $3.0 billion or 7 percent in 2006 compared to 2005. Domestic General Insurance accounted for $1.6 billion of the increase as property rates improved and submission activity increased due to the strength of AIG’s capacity, commitment to difficult markets and diverse product offerings. Foreign General Insurance contributed $1.4 billion to the increase in net premiums written. In 2005, Domestic General Insurance net premiums written increased by $300 million and Foreign General Insurance net premiums written decreased by the same amount as a result of the commutation of the Richmond reinsurance contract. The commutation partially offset the increase in Domestic General Insurance net premiums written in 2006 compared to 2005 and increased Foreign General Insurance net premiums written in 2006 compared to 2005.
    In 2006, certain adjustments were made in conjunction with the remediation of the material weakness relating to balance sheet account reconciliations which increased earned premiums by $189 million and increased other expenses by $415 million. The combined effect of these adjustments increased the expense ratio by 0.9 points and decreased the loss ratio by 0.3 points.
    General Insurance net investment income increased $1.67 billion in 2006 to $5.7 billion on higher levels of invested assets, strong cash flows, slightly higher yields and increased partnership income, and included increases from out of period adjustments of $490 million related to the accounting for certain interests in UCITS, $43 million related to partnership income and $85 million related to interest earned on a DBG deposit contract. See also Capital Resources and Liquidity — Liquidity and Invested Assets herein.
DBG Results
2007 and 2006 Comparison
DBG’s operating income increased in 2007 compared to 2006 primarily due to growth in both net investment income and underwriting profit. The improvement is also reflected in the combined ratio, which declined 4.5 points in 2007 compared to 2006, primarily due to an improvement in the loss ratio of 3.3 points. Catastrophe-related losses increased the 2007 loss ratio by 0.4 points. The loss ratio for accident year 2007 recorded in 2007 was 0.9 points lower than the loss ratio recorded in 2006 for accident year 2006. The loss ratio for accident year 2006 has improved in each quarter since September 30, 2006. As a result, the 2007 accident year loss ratio is 2.8 points higher than the 2006 accident year loss ratio, reflecting reductions in 2006 accident year losses recorded through December 31, 2007. Prior year development reduced incurred losses by $390 million in 2007 and increased incurred losses by $175 million in 2006, accounting for 2.4 points of the improvement in the loss ratio.
    DBG’s net premiums written declined in 2007 compared to 2006 as ceded premiums as a percentage of gross written premiums increased to 24 percent in 2007 compared to 23 percent in 2006, primarily due to additional reinsurance for property risks to manage catastrophe exposures.
    DBG’s expense ratio decreased to 18.7 in 2007 compared to 19.8 in 2006, primarily due to the 2006 charge related to the remediation of the material weakness in internal control over certain balance sheet reconciliations that accounted for 2.1 points of the decline. The decline was partially offset by increases in operating expenses for marketing initiatives and operations.
    DBG’s net investment income increased in 2007 compared to 2006, as interest income increased $384 million in 2007, on growth in the bond portfolio resulting from investment of operating cash flows. Income from partnership investments increased $159 million in 2007 compared to 2006, primarily due to improved returns on the underlying investments. Other investment income declined $163 million in 2007 compared to 2006, primarily due to out of period adjustments of $194 million recorded in 2006. DBG recorded net realized capital losses in 2007 compared to net realized capital gains in 2006 primarily due to other-than-temporary impairment charges of $213 million in 2007 compared to $73 million in 2006.
2006 and 2005 Comparison
DBG’s operating income was $5.85 billion in 2006 compared to a loss of $820 million in 2005, an improvement of $6.67 billion. The improvement is also reflected in the combined ratio, which declined to 89.9 in 2006 compared to 114.6 in 2005 primarily due to an improvement in the loss ratio of 24.9 points. The reduction in prior year adverse development and the reduction in catastrophe losses and related reinstatement premiums accounted for 20.7 points and 8.3 points, respectively, of the improvement.
    DBG’s net premiums written increased in 2006 compared to 2005 as property rates improved and submission activity increased due to the strength of AIG’s capacity, commitment to difficult markets and diverse product offerings. Net premiums written in 2005 were reduced by $136 million due to reinstatement premiums related to catastrophes, offset by increases of $300 million for the Richmond commutation and $147 million related to an accrual for workers compensation premiums for payroll not yet reported by insured employers. The combined effect of these items reduced the growth rate for net premiums written by 1.3 percent.
    The loss ratio in 2006 declined 24.9 points to 70.2. The 2005 loss ratio was negatively affected by catastrophe-related losses of $1.8 billion and related reinstatement premiums of $136 million. Adverse development on reserves for loss and loss adjustment expenses declined to $175 million in 2006 compared to $4.9 billion in 2005, accounting for 20.7 points of the decrease in the loss ratio.
    DBG’s expense ratio increased to 19.8 in 2006 compared to 19.5 in 2005, primarily due to an increase in other expenses that amounted to $498 million in 2006 (including out of period charges of $356 million) compared to $372 million in 2005. This increase added 0.4 points to the expense ratio.
44        AIG 2007 Form 10-K

American International Group, Inc. and Subsidiaries

    DBG’s net investment income increased by $1.0 billion in 2006 compared to 2005, as interest income increased $482 million on growth in the bond portfolio resulting from investment of operating cash flows and capital contributions. Partnership income increased from 2005 due to improved performance of the underlying investments, including initial public offering activity. Net investment income in 2006 included increases relating to out of period adjustments of $109 million for the accounting for UCITS and partnerships and $85 million related to interest earned on a deposit contract that did not exist in the prior year.
Transatlantic Results
2007 and 2006 Comparison
Transatlantic’s net premiums written and net premiums earned increased in 2007 compared to 2006 due to increases in both domestic and international operations. The increase in statutory underwriting profit in 2007 compared to 2006 reflects improved underwriting results in Domestic operations. Operating income increased in 2007 compared to 2006 due principally to increased net investment income and improved underwriting results.
2006 and 2005 Comparison
Transatlantic’s net premiums written and net premiums earned increased in 2006 compared to 2005 due primarily to increased writings in domestic operations. Operating income increased in 2006 compared to 2005 due largely to lower catastrophe losses and net ceded reinstatement premiums, and increased net investment income.
Personal Lines Results
2007 and 2006 Comparison
Personal Lines operating income in 2007 decreased by $365 million compared to 2006, largely due to an increase in incurred losses from a number of sources, leading to an overall increase in the loss ratio of 6.8 points. Prior year net adverse reserve development contributed 2.5 points of this increase in the loss ratio, as Personal Lines experienced $7 million in net adverse development (including $64 million in adverse development from businesses placed in runoff), compared to $111 million of favorable development in 2006. An additional 1.6 point increase in the loss ratio resulted from $61 million of losses and $14 million of reinstatement premiums due to the California wildfires. In addition, an increase in the loss ratio recorded in 2007 for accident year 2007 compared to the loss ratio recorded in 2006 for accident year 2006 of 2.7 points resulted, in part, from an increased frequency of large losses in the Private Client Group and average automobile premiums declining faster than loss trends.
    Operating income also declined due to increased expenses. The expense ratio increased 1.1 points in 2007 compared to 2006, primarily due to $63 million of transaction and integration costs associated with the 2007 acquisition of the minority interest in 21st Century.
    Net premiums written increased in 2007 compared to 2006 due to continued growth in the Private Client Group and increased new business production in the aigdirect.com business partially offset by a reduction in the Agency Auto business.
    On September 27, 2007, AIG completed its previously announced acquisition of 21st Century, paying $759 million to acquire the remaining 39.2 percent of the shares of 21st Century that it did not previously own. As a result of the acquisition, the AIG Direct and 21st Century operations have been combined as aigdirect.com.
    Under the purchase method of accounting, the assets and liabilities of 21st Century that were acquired were adjusted to their estimated fair values as of the date of the acquisition, and goodwill of $342 million was recorded. A customer relationship intangible asset, initially valued at $119 million, was also established.
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
Mortgage Guaranty Results
2007 and 2006 Comparison
Mortgage Guaranty’s operating loss in 2007 was $637 million compared to operating income of $328 million in 2006 as the deteriorating U.S. residential housing market adversely affected losses incurred for both the domestic first- and second-lien businesses. Domestic first- and second-lien losses incurred increased 362 percent and 346 percent respectively, compared to 2006, resulting in loss ratios of 122.0 and 357.0, respectively, in 2007. Increases in domestic losses incurred resulted in an overall loss ratio of 168.6 in 2007 compared to 47.2 in 2006. Prior year development reduced incurred losses in 2007 by $25 million compared to a reduction of $115 million in 2006, which accounted for 12.7 points of the increase in the loss ratio.
    Net premiums written increased in 2007 compared to 2006 primarily due to growth in the international markets, accounting for 19 percent of the increase in net premiums written. In addition
AIG 2007 Form 10-K         45

American International Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

the increased use of mortgage insurance for credit enhancement as well as better persistency resulted in an increase in domestic first-lien premiums. UGC has taken steps to strengthen its underwriting guidelines and increase rates. It also discontinued new production for certain programs in the second-lien business beginning in the fourth quarter of 2006. However, UGC will continue to receive renewal premiums on that portfolio for the life of the loans, estimated to be three to five years, and will continue to be exposed to possible losses from future defaults.
    The expense ratio in 2007 was 21.2, down from 23.4 in 2006 as premium growth offset the effect of increased expenses related to UGC’s international expansion and the employment of additional operational resources in the second-lien business.
    UGC domestic mortgage risk in force totaled $29.8 billion as of December 31, 2007 and the 60-day delinquency ratio was 3.7 percent (based on number of policies, consistent with mortgage industry practice) compared to domestic mortgage risk in force of $24.9 billion and a delinquency ratio of 2.1 percent at December 31, 2006. Approximately 81 percent of the domestic mortgage risk is secured by first-lien, owner-occupied properties.
2006 and 2005 Comparison
Mortgage Guaranty operating income declined in 2006 from 2005 due primarily to unfavorable loss experience on third-party originated second-lien business with a credit quality lower than typical for UGC and a softening U.S. housing market. This increased Mortgage Guaranty’s consolidated loss ratio in 2006 to 47.2 compared to 26.0 in 2005. The writing of this second-lien coverage, which began in 2005, was discontinued as of year end 2006. Losses in the second-lien business have been mitigated by a policy year aggregate limitation provision that is typically established for each lender.
    Net premiums written increased due to growth in the domestic second-lien and international businesses as well as improved persistency in the domestic first-lien business. The expense ratio remained flat as premium growth covered increased expenses related to expansion internationally and continued investment in risk management resources.
Foreign General Insurance Results
2007 and 2006 Comparison
Foreign General Insurance operating income decreased in 2007 compared to 2006, due primarily to decreases in Net investment income and statutory underwriting profit. Net investment income in 2006 included income of $424 million from out of period UCITS adjustments. Statutory underwriting profit decreased due to losses from the June 2007 U.K. floods, an increase in severe but non-catastrophic losses and higher frequency of non-severe losses compared to 2006, partially offset by higher favorable loss development on prior accident years.
    Net premiums written increased 14 percent (10 percent in original currency) in 2007 compared to 2006, reflecting growth in commercial and consumer lines driven by new business from both established and new distribution channels, including Central Insurance Co. Ltd. in Taiwan acquired in late 2006. Net premiums written for commercial lines increased due to new business in the U.K. and Europe and decreases in the use of reinsurance, partially offset by declines in premium rates. Growth in consumer lines in Latin America, Asia and Europe also contributed to the increase. Net premiums written for the Lloyd’s syndicate Ascot (Ascot) and Aviation declined due to rate decreases and increased market competition.
    The 2007 loss ratio increased a total of 1.7 points compared to 2006. Losses of $90 million from the June 2007 U.K. floods added 0.7 points to the loss ratio and higher severe but non-catastrophic losses and higher loss frequency for personal accident business in Japan and personal lines business in Asia and Latin America added 1.6 points to the loss ratio. Partially offsetting these increases was favorable loss development on prior accident years of $286 million in 2007 compared to $183 million in 2006, which decreased the loss ratio by 0.6 points.
    The 2007 expense ratio increased 1.3 points compared to 2006. This increase reflected the cost of realigning certain legal entities through which Foreign General Insurance operates and the increased significance of consumer lines of business, which have higher acquisition costs. These factors contributed 0.7 points to the 2007 expense ratio. AIG expects the expense ratio to increase in 2008 due to the continued cost of realigning certain legal entities through which Foreign General Insurance operates.
    Net investment income decreased in 2007 compared to 2006 as the 2006 period included the out of period UCITS adjustments, which more than offset increases resulting from higher interest rates, increased cash flows and mutual fund income. Mutual fund income was $93 million higher than 2006 reflecting improved performance in the equity markets in 2007. Partnership income was essentially unchanged.
2006 and 2005 Comparison
Foreign General Insurance operating income increased in 2006 compared to 2005 due to out of period UCITS adjustments in 2006, the absence of significant catastrophe-related losses in 2006, rate increases and lower current accident year losses by Ascot on its U.S. book of business and lower asbestos and environmental reserve increases. These increases were partially offset by lower favorable loss development from prior accident years and adverse loss development on the 2005 hurricanes. Statutory underwriting profit increased $104 million in 2006 compared to 2005. Catastrophes in 2005 resulted in losses of $229 million and reinstatement premiums of $80 million.
    Net premiums written increased 14 percent (15 percent in original currency) in 2006 compared to 2005, reflecting growth in both commercial and consumer lines driven by new business from both established and new distribution channels, including a wholly owned insurance company in Vietnam and Central Insurance Co., Ltd. in Taiwan. Ascot also contributed to the growth in net premiums written as a result of rate increases on its U.S. business. Consumer lines in Latin America and commercial lines in Europe, including the U.K., also contributed to the increase. Net premiums written in 2005 were reduced by reinstatement premiums related to catastrophes and a portfolio
46        AIG 2007 Form 10-K

American International Group, Inc. and Subsidiaries

transfer of unearned premium reserves to DBG related to the Richmond commutation, accounting for 4 percent of the increase in 2006 compared to 2005.
    The loss ratio decreased 3.1 points in 2006 compared to 2005, as the absence of significant catastrophes in 2006 resulted in a decrease in the loss ratio of 2.8 points. The loss ratio also decreased due to rate increases and lower current year losses by Ascot on its U.S. book of business and lower asbestos and environmental reserve increases. These declines were partially offset by lower favorable loss development from prior accident years and adverse development on 2005 hurricanes.
    The expense ratio increased 1.8 points in 2006 compared to 2005 due to a $59 million out of period adjustment for amortization of deferred advertising costs and a premium reduction of $61 million related to reconciliation remediation activities, in aggregate accounting for 0.7 points of the increase in the expense ratio. The expense ratio also increased due to growth in consumer business lines, which have higher acquisition expenses but historically lower loss ratios.
    Net investment income increased $540 million in 2006 compared to 2005 primarily due to a $424 million out of period UCITS adjustment.
Reserve for Losses and Loss Expenses
The following table presents the components of the General Insurance gross reserve for losses and loss expenses (loss reserves) as of December 31, 2007 and 2006 by major lines of business on a statutory Annual Statement basis(a):

(in millions)	2007	2006(b)

Other liability occurrence	$20,580	$19,327
Workers compensation	15,568	13,612
Other liability claims made	13,878	12,513
Auto liability	6,068	6,070
International	7,036	6,006
Property	4,274	5,499
Reinsurance	3,127	2,979
Medical malpractice	2,361	2,347
Products liability	2,416	2,239
Accident and health	1,818	1,693
Commercial multiple peril	1,900	1,651
Aircraft	1,623	1,629
Fidelity/surety	1,222	1,148
Mortgage Guaranty/Credit	1,426	567
Other	2,203	2,719

Total	$85,500	$79,999

(a)	Presented by lines of business pursuant to statutory reporting requirements as prescribed by the National Association of Insurance Commissioners.

(b)	Allocations among various lines were revised based on the 2007 presentation.
    AIG’s gross reserve for losses and loss expenses represents the accumulation of estimates of ultimate losses, including estimates for incurred but not yet reported reserves (IBNR) and loss expenses. The methods used to determine loss reserve estimates and to establish the resulting reserves are continually reviewed and updated by management. Any adjustments resulting therefrom are reflected in operating income currently. Because loss reserve estimates are subject to the outcome of future events, changes in estimates are unavoidable given that loss trends vary and time is often required for changes in trends to be recognized and confirmed. Reserve changes that increase previous estimates of ultimate cost are referred to as unfavorable or adverse development or reserve strengthening. Reserve changes that decrease previous estimates of ultimate cost are referred to as favorable development.
    Estimates for mortgage guaranty insurance losses and loss adjustment expense reserves are based on notices of mortgage loan delinquencies and estimates of delinquencies that have been incurred but have not been reported by loan servicers, based upon historical reporting trends. Mortgage Guaranty establishes reserves using a percentage of the contractual liability (for each delinquent loan reported) that is based upon past experience regarding certain loan factors such as age of the delinquency, dollar amount of the loan and type of mortgage loan. Because mortgage delinquencies and claims payments are affected primarily by macroeconomic events, such as changes in home price appreciation, interest rates and unemployment, the determination of the ultimate loss cost requires a high degree of judgment. AIG believes it has provided appropriate reserves for currently delinquent loans. Consistent with industry practice, AIG does not establish a reserve for loans that are not currently delinquent, but that may become delinquent in future periods.
    At December 31, 2007, General Insurance net loss reserves increased $6.66 billion from 2006 to $69.29 billion. The net loss reserves represent loss reserves reduced by reinsurance recoverable, net of an allowance for unrecoverable reinsurance and applicable discount for future investment income.
The following table classifies the components of the General Insurance net loss reserve by business unit as of December 31, 2007 and 2006:

(in millions)	2007	2006

DBG(a)	$47,392	$44,119
Transatlantic	6,900	6,207
Personal Lines(b)	2,417	2,440
Mortgage Guaranty	1,339	460
Foreign General Insurance(c)	11,240	9,404

Total Net Loss Reserve	$69,288	$62,630

(a)	At December 31, 2007 and 2006, respectively, DBG loss reserves include approximately $3.13 billion and $3.33 billion ($3.34 billion and $3.66 billion, respectively, before discount), related to business written by DBG but ceded to AIRCO and reported in AIRCO’s statutory filings. DBG loss reserves also include approximately $590 million and $535 million related to business included in AIUO’s statutory filings at December 31, 2007 and 2006, respectively.

(b)	At December 31, 2007 and 2006, respectively, Personal Lines loss reserves include $894 million and $861 million related to business ceded to DBG and reported in DBG’s statutory filings.

(c)	At December 31, 2007 and 2006, respectively, Foreign General Insurance loss reserves include approximately $3.02 billion and $2.75 billion related to business reported in DBG’s statutory filings.
AIG 2007 Form 10-K         47

American International Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

    The DBG net loss reserve of $47.4 billion is comprised principally of the business of AIG subsidiaries participating in the American Home Assurance Company (American Home)/ National Union Fire Insurance Company of Pittsburgh, Pa. (National Union) pool (10 companies) and the surplus lines pool (Lexington, AIG Excess Liability Insurance Company and Landmark Insurance Company).
    DBG cedes a quota share percentage of its other liability occurrence and products liability occurrence business to AIRCO. The quota share percentage ceded was 15 percent in 2007 and 20 percent in 2006 and covered all business written in these years for these lines by participants in the American Home/ National Union pool. AIRCO’s loss reserves relating to these quota share cessions from DBG are recorded on a discounted basis. As of December 31, 2007, AIRCO carried a discount of approximately $210 million applicable to the $3.34 billion in undiscounted reserves it assumed from the American Home/ National Union pool via this quota share cession. AIRCO also carries approximately $540 million in net loss reserves relating to Foreign General Insurance business. These reserves are carried on an undiscounted basis.
    The companies participating in the American Home/ National Union pool have maintained a participation in the business written by AIU for decades. As of December 31, 2007, these AIU reserves carried by participants in the American Home/ National Union pool totaled approximately $3.02 billion. The remaining Foreign General Insurance reserves are carried by AIUO, AIRCO, and other smaller AIG subsidiaries domiciled outside the United States. Statutory filings in the United States by AIG companies reflect all the business written by U.S. domiciled entities only, and therefore exclude business written by AIUO, AIRCO, and all other internationally domiciled subsidiaries. The total reserves carried at December 31, 2007 by AIUO and AIRCO were approximately $5.16 billion and $3.67 billion, respectively. AIRCO’s $3.67 billion in total general insurance reserves consist of approximately $3.13 billion from business assumed from the American Home/ National Union pool and an additional $540 million relating to Foreign General Insurance business.
Discounting of Reserves
At December 31, 2007, AIG’s overall General Insurance net loss reserves reflect a loss reserve discount of $2.43 billion, including tabular and non-tabular calculations. The tabular workers compensation discount is calculated using a 3.5 percent interest rate and the 1979-81 Decennial Mortality Table. The non-tabular workers compensation discount is calculated separately for companies domiciled in New York and Pennsylvania, and follows the statutory regulations for each state. For New York companies, the discount is based on a five percent interest rate and the companies’ own payout patterns. For Pennsylvania companies, the statute has specified discount factors for accident years 2001 and prior, which are based on a six percent interest rate and an industry payout pattern. For accident years 2002 and subsequent, the discount is based on the yield of U.S. Treasury securities ranging from one to twenty years and the company’s own payout pattern, with the future expected payment for each year using the interest rate associated with the corresponding Treasury security yield for that time period. The discount is comprised of the following: $794 million — tabular discount for workers compensation in DBG; $1.42 billion — non-tabular discount for workers compensation in DBG; and, $210 million — non-tabular discount for other liability occurrence and products liability occurrence in AIRCO. The total undiscounted workers compensation loss reserve carried by DBG is approximately $13.3 billion as of December 31, 2007. The other liability occurrence and products liability occurrence business in AIRCO that is assumed from DBG is discounted based on the yield of U.S. Treasury securities ranging from one to twenty years and the DBG payout pattern for this business. The undiscounted reserves assumed by AIRCO from DBG totaled approximately $3.34 billion at December 31, 2007.
Results of the Reserving Process
Management believes that the General Insurance net loss reserves are adequate to cover General Insurance net losses and loss expenses as of December 31, 2007. While AIG regularly reviews the adequacy of established loss reserves, there can be no assurance that AIG’s ultimate loss reserves will not develop adversely and materially exceed AIG’s loss reserves as of December 31, 2007. In the opinion of management, such adverse development and resulting increase in reserves is not likely to have a material adverse effect on AIG’s consolidated financial condition, although it could have a material adverse effect on AIG’s consolidated results of operations for an individual reporting period. See also Item 1A. Risk Factors — Casualty Insurance and Underwriting Reserves.
48        AIG 2007 Form 10-K

American International Group, Inc. and Subsidiaries

The following table presents the reconciliation of net loss reserves for 2007, 2006 and 2005 as follows:

(in millions)	2007	2006	2005

Net reserve for losses and loss expenses at beginning of year	$62,630	$57,476	$47,254
Foreign exchange effect	955	741	(628)
Acquisitions(a)	317	55	—

Losses and loss expenses incurred:
Current year	30,261	27,805	28,426
Prior years, other than accretion of discount	(656)	(53)	4,680 (b )
Prior years, accretion of discount	327	300	(15)

Losses and loss expenses incurred	29,932	28,052	33,091

Losses and loss expenses paid:
Current year	9,684	8,368	7,331
Prior years	14,862	15,326	14,910

Losses and loss expenses paid	24,546	23,694	22,241

Net reserve for losses and loss expenses at end of year	$69,288	$62,630	$57,476

(a)	Reflects the opening balance with respect to the acquisitions of WüBa and the Central Insurance Co., Ltd. in 2007 and 2006, respectively.

(b)	Includes fourth quarter charge of $1.8 billion.
The following tables summarize development, (favorable) or unfavorable, of incurred losses and loss expenses for prior years (other than accretion of discount):

(in millions)	2007	2006	2005

Prior Accident Year Development by Reporting Unit:
DBG	$(390)	$175	$4,878
Personal Lines	7	(111)	14
UGC	(25)	(115)	(103)
Foreign General Insurance	(286)	(183)	(378)

Sub total	(694)	(234)	4,411
Transatlantic	88	181	269
Asbestos settlements*	(50)	—	—

Prior years, other than accretion of discount	$(656)	$(53)	$4,680

*	Represents the effect of settlements of certain asbestos liabilities.

(in millions)	2007	2006	2005

Prior Accident Year Development by Major Class of Business:
Excess casualty (DBG)	$73	$102	$1,191
D&O and related management liability (DBG)	(305)	(20)	1,627
Excess workers compensation (DBG)	(14)	74	983
Reinsurance (Transatlantic)	88	181	269
Asbestos and environmental (primarily DBG)	18	208	930
All other, net	(516)	(598)	(320)

Prior years, other than accretion of discount	$(656)	$(53)	$4,680

	Calendar Year
Accident Year
(in millions)	2007	2006	2005

Prior Accident Year Development by Accident Year:
2006	$(1,248)
2005	(446)	$(1,576)
2004	(428)	(511)	$(3,853)
2003	37	(212)	(63)
2002	234	373	1,360
2001	263	29	1,749
2000	321	338	1,323
1999	47	382	944
1998	154	41	605
1997 & Prior	410	1,083	2,615

Prior years, other than accretion of discount	$(656)	$(53)	$4,680

    In determining the loss development from prior accident years, AIG conducts analyses to determine the change in estimated ultimate loss for each accident year for each profit center. For example, if loss emergence for a profit center is different than expected for certain accident years, the actuaries examine the indicated effect such emergence would have on the reserves of that profit center. In some cases, the higher or lower than expected emergence may result in no clear change in the ultimate loss estimate for the accident years in question, and no adjustment would be made to the profit center’s reserves for prior accident years. In other cases, the higher or lower than expected emergence may result in a larger change, either favorable or unfavorable, than the difference between the actual and expected loss emergence. Such additional analyses were conducted for each profit center, as appropriate, in 2007 to determine the loss development from prior accident years for 2007. As part of its reserving process, AIG also considers notices of claims received with respect to emerging issues, such as those related to the U.S. mortgage and housing market.
    The loss ratios recorded by AIG in 2006 took into account the results of the comprehensive reserve reviews that were completed in the fourth quarter of 2005. AIG’s year-end 2005 reserve review reflected careful consideration of the reserve analyses prepared by AIG’s internal actuarial staff with the assistance of third-party
AIG 2007 Form 10-K         49

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
2007 Net Loss Development
In 2007, net loss development from prior accident years was favorable by approximately $656 million, including approximately $88 million of adverse development from Transatlantic; and excluding approximately $327 million from accretion of loss reserve discount. Excluding Transatlantic, as well as accretion of discount, net loss development in 2007 from prior accident years was favorable by approximately $744 million. The overall favorable development of $656 million consisted of approximately $2.12 billion of favorable development from accident years 2004 through 2006, partially offset by approximately $1.43 billion of adverse development from accident years 2002 and prior and $37 million of adverse development from accident year 2003. In 2007, most classes of AIG’s business continued to experience favorable development for accident years 2004 through 2006. The majority of the adverse development from accident years 2002 and prior was related to development from excess casualty and primary workers compensation business within DBG and from Transatlantic. The development from accident year 2003 was primarily related to adverse development from excess casualty and primary workers compensation business within DBG offset by favorable development from most other classes of business. The overall favorable development of $656 million includes approximately $305 million pertaining to the D&O and related management liability classes of business within DBG, consisting of approximately $335 million of favorable development from accident years 2003 through 2006, partially offset by approximately $30 million of adverse development from accident years 2002 and prior. The overall favorable development of $656 million also includes approximately $300 million of adverse development from primary workers compensation business within DBG. See Volatility of Reserve Estimates and Sensitivity Analyses below.
2006 Net Loss Development
In 2006, net loss development from prior accident years was favorable by approximately $53 million, including approximately $198 million in net adverse development from asbestos and environmental reserves resulting from the updated ground up analysis of these exposures in the fourth quarter of 2006; approximately $103 million of adverse development pertaining to the major hurricanes in 2004 and 2005; and $181 million of adverse development from Transatlantic; and excluding approximately $300 million from accretion of loss reserve discount. Excluding the fourth quarter asbestos and environmental reserve increase, catastrophes and Transatlantic, as well as accretion of discount, net loss development in 2006 from prior accident years was favorable by approximately $535 million. The overall favorable development of $53 million consisted of approximately $2.30 billion of favorable development from accident years 2003 through 2005, partially offset by approximately $2.25 billion of adverse development from accident years 2002 and prior. In 2006, most classes of AIG’s business continued to experience favorable development for accident years 2003 through 2005. The adverse development from accident years 2002 and prior reflected development from excess casualty, workers compensation, excess workers compensation, and post-1986 environmental liability classes of business, all within DBG, from asbestos reserves within DBG and Foreign General Insurance, and from Transatlantic.
2005 Net Loss Development
In 2005, net loss development from prior accident years was adverse by approximately $4.68 billion, including approximately $269 million from Transatlantic. This $4.68 billion adverse development in 2005 was comprised of approximately $8.60 billion for the 2002 and prior accident years, partially offset by favorable development for accident years 2003 and 2004 for most classes of business, with the notable exception of D&O. The adverse loss development for 2002 and prior accident years was attributable to approximately $4.0 billion of development from the D&O and related management liability classes of business, excess casualty, and excess workers compensation, and to approximately $900 million of adverse development from asbestos and environmental claims. The remaining portion of the adverse development from 2002 and prior accident years included approximately $520 million related to Transatlantic with the balance spread across many other classes of business. Most classes of business produced favorable development for accident years 2003 and 2004, and adverse development for accident years 2001 and prior.
Net Loss Development by Class of Business
The following is a discussion of the primary reasons for the development in 2007, 2006 and 2005 for those classes of business that experienced significant prior accident year developments during the three-year period. See Asbestos and Environmental Reserves below for a further discussion of asbestos and environmental reserves and developments.
Excess Casualty: Excess Casualty reserves experienced significant adverse loss development in 2005, but there was only a relatively minor amount of adverse development in 2006 and 2007. The adverse development for all periods shown related principally to accident years 2002 and prior, and resulted from significant loss cost increases due to both frequency and severity of claims. The increase in loss costs resulted primarily from medical inflation, which increased the economic loss component of tort claims, advances in medical care, which extended the life span of severely injured claimants, and larger jury verdicts, which increased the value of severe tort claims. An additional factor affecting AIG’s excess casualty experience in recent years has been the accelerated exhaustion of underlying primary policies for homebuilders. This has led to increased construction defect-related claims activity on AIG’s excess policies. Many excess casualty policies were written on a multi-year basis in the late
50        AIG 2007 Form 10-K

American International Group, Inc. and Subsidiaries

1990s, which limited AIG’s ability to respond to emerging market trends as rapidly as would otherwise be the case. In subsequent years, AIG responded to these emerging trends by increasing rates and implementing numerous policy form and coverage changes. This led to a significant improvement in experience beginning with accident year 2001. In 2007, a significant portion of the adverse development from accident years 2002 and prior also related to other latent exposures, including pharmaceutical and product aggregate-related exposures as well as the construction defect exposures noted above. AIG’s exposure to these latent exposures was sharply reduced after 2002 due to significant changes in policy terms and conditions as well as underwriting guidelines.
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
    For the year-end 2006 loss reserve review, AIG claims staff updated the separate review for accounts with significant exposure to construction defect-related claims in order to assist the actuaries in determining the proper reserve for this exposure. AIG’s actuaries determined that no significant changes in the assumptions were required. Prior accident year loss development in 2006 was adverse by approximately $100 million, a relatively minor amount for this class of business. However, AIG continued to experience adverse development for this class for accident years prior to 2003.
    For the year-end 2007 loss reserve review, AIG claims staff updated its review of accounts with significant exposure to construction defect-related claims. AIG’s actuaries determined that no significant changes in the assumptions were required. Prior accident year loss developments in 2007 were adverse by approximately $75 million, a minor amount for this class of business. However, AIG continued to experience adverse development in this class for accident years 2002 and prior, amounting to approximately $450 million in 2007. In addition, loss reserves developed adversely for accident year 2003 by approximately $100 million in 2007 for this class. The loss ratio for accident year 2003 remains very favorable for this class and has been relatively stable over the past several years. Favorable developments in 2007 for accident years 2004 through 2006 largely offset the adverse developments from accident years 2003 and prior. A significant portion of the adverse development from accident years 2002 and prior related to the latent exposures described above.
    Loss reserves pertaining to the excess casualty class of business are generally included in the other liability occurrence line of business, with a small portion of the excess casualty reserves included in the other liability claims made line of business, as presented in the table above.
D&O and Related Management Liability Classes of Business: These classes of business experienced significant adverse development in 2005, but experienced slightly favorable development in 2006 and more significantly favorable development in 2007. The adverse development in 2005 related principally to accident years 2002 and prior. This adverse development resulted from significant loss cost escalation due to a variety of factors, including the following: the increase in frequency and severity of corporate bankruptcies; the increase in frequency of financial statement restatements; the sharp rise in market capitalization of publicly traded companies; and the increase in the number of initial public offerings, which led to an unprecedented number of IPO allocation/laddering suits in 2001. In addition, extensive utilization of multi-year policies during this period limited AIG’s ability to respond to emerging trends as rapidly as would otherwise be the case. AIG experienced significant adverse loss development during the period 2002 through 2005 as a result of these issues. AIG responded to this development with rate increases and policy form and coverage changes to better contain future loss costs in this class of business.
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
    For the year-end 2006 loss reserve review, AIG’s actuaries determined that no significant changes in the assumptions were required. Prior accident year loss development in 2006 was favorable by approximately $20 million, an insignificant amount for these classes. AIG’s actuaries continued to benchmark the loss reserve indications to the ground-up claim projections provided by AIG claims staff for this class of business. For the year-end 2006 loss reserve review, the ground-up claim projections included all accident years through 2005.
    For the year-end 2007 loss reserve review, AIG’s actuaries determined that no significant changes in the assumptions were required. Prior accident year reserve development in 2007 was favorable by approximately $305 million, due primarily to favorable development from accident years 2004 and 2005, and to a lesser extent 2003 and 2006. AIG’s actuaries continued to benchmark the loss reserve indications to the ground-up claim projections provided by AIG claims staff for this class of business. For the year-end 2007 loss reserve review, the ground-up claim projections included all accident years through 2006, and included stock options backdating-related exposures from accident year 2006. Accident year 2006 reserves developed favorably notwithstanding the effect of claims relating to stock options backdating, which totaled approximately $300 million. Further, AIG is closely monitoring claims activity in accident year 2007 relating to the U.S. residential mortgage market, consistent with the manner in which claims relating to stock options backdating were monitored
AIG 2007 Form 10-K         51

American International Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

in 2006, and believes that its reserves as of December 31, 2007 are adequate for its D&O and related management liability classes of business.
    Loss reserves pertaining to D&O and related management liability classes of business are included in the other liability claims made line of business, as presented in the table above.
Excess Workers Compensation: This class of business experienced significant adverse development in 2005, a relatively minor amount of adverse development in 2006, and a minor amount of favorable development in 2007. The adverse development in 2005 related to 2002 and prior accident years. This adverse development resulted primarily from significant loss cost increases, primarily attributable to rapidly increasing medical inflation and advances in medical care, which increased the cost of covered medical care and extended the life span of severely injured workers. The effect of these factors on excess workers compensation claims experience is leveraged, as frequency is increased by the rising number of claims that reach the excess layers.
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
    For the year-end 2007 loss reserve review, AIG claims staff again updated the claim-by-claim projection for each open claim for accident years 2000 and prior. These updated claims projections were utilized by the actuaries as a benchmark for loss development factors in the year-end 2007 study. AIG’s actuaries determined that no significant changes in the assumptions were required. Prior accident year development in 2007 was favorable by approximately $15 million, an insignificant amount for this class.
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
52        AIG 2007 Form 10-K

American International Group, Inc. and Subsidiaries

    A number of actuarial assumptions are generally made in the review of reserves for each class of business. For longer tail classes of business, actuarial assumptions generally are made with respect to the following:

•	Loss trend factors which are used to establish expected loss ratios for subsequent accident years based on the projected loss ratio for prior accident years.
•	Expected loss ratios for the latest accident year (i.e., accident year 2007 for the year-end 2007 loss reserve analysis) and, in some cases for accident years prior to the latest accident year. The expected loss ratio generally reflects the projected loss ratio from prior accident years, adjusted for the loss trend (see above) and the effect of rate changes and other quantifiable factors on the loss ratio. For low-frequency, high-severity classes such as excess casualty, expected loss ratios generally are used for at least the three most recent accident years.
•	Loss development factors which are used to project the reported losses for each accident year to an ultimate basis. Generally, the actual loss development factors observed from prior accident years would be used as a basis to determine the loss development factors for the subsequent accident years.
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
AIG 2007 Form 10-K         53

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
    Frequency/severity methods generally rely on the determination of an ultimate number of claims and an average severity for each claim for each accident year. Multiplying the estimated ultimate number of claims for each accident year by the expected average severity of each claim produces the estimated ultimate loss for the accident year. Frequency/severity methods generally require a sufficient volume of claims in order for the average severity to be predictable. Average severity for subsequent accident years is generally determined by applying an estimated annual loss cost trend to the estimated average claim severity from prior accident years. Frequency/severity methods have the advantage that ultimate claim counts can generally be estimated more quickly and accurately than can ultimate losses. Thus, if the average claim severity can be accurately estimated, these methods can more quickly respond to changes in loss experience than other methods. However, for average severity to be predictable, the class of business must consist of homogeneous types of claims for which loss severity trends from one year to the next are reasonably consistent. Generally these methods work best for high frequency, low severity classes of business such as personal auto. AIG also utilizes these methods in pricing subclasses of professional liability. However, AIG does not generally utilize
54        AIG 2007 Form 10-K

American International Group, Inc. and Subsidiaries

frequency/severity methods to test loss reserves, due to the general nature of AIG’s reserves being applicable to lower frequency, higher severity commercial classes of business where average claim severity is volatile.
Excess Casualty: AIG generally uses a combination of loss development methods and expected loss ratio methods for excess casualty classes. Expected loss ratio methods are generally utilized for at least the three latest accident years, due to the relatively low credibility of the reported losses. The loss experience is generally reviewed separately for lead umbrella classes and for other excess classes, due to the relatively shorter tail for lead umbrella business. Automobile-related claims are generally reviewed separately from non-auto claims, due to the shorter tail nature of the automobile related claims. The expected loss ratios utilized for recent accident years are based on the projected ultimate loss ratios of prior years, adjusted for rate changes, estimated loss cost trends and all other changes that can be quantified. The estimated loss cost trend utilized in the year-end 2007 reviews averaged approximately five percent for excess casualty classes. Frequency/severity methods are generally not utilized as the vast majority of reported claims do not result in a claim payment. In addition, the average severity varies significantly from accident year to accident year due to large losses which characterize this class of business, as well as changing proportions of claims which do not result in a claim payment.
D&O: AIG generally utilizes a combination of loss development methods and expected loss ratio methods for D&O and related management liability classes of business. Expected loss ratio methods are given more weight in the two most recent accident years, whereas loss development methods are given more weight in more mature accident years. Beginning with the year-end 2005 loss reserve review, AIG’s actuaries began to utilize claim projections provided by AIG claims staff as a benchmark for determining the indicated ultimate losses for accident years 2004 and prior. For the year end 2007 loss reserve review, claims projections for accident years 2006 and prior were utilized. In prior years, AIG’s actuaries had utilized these claims projections as a benchmark for profitability studies for major classes of D&O and related management liability business. The track record of these claims projections has indicated a very low margin of error, thus providing support for their usage as a benchmark in determining the estimated loss reserve. These classes of business reflect claims made coverage, and losses are characterized by low frequency and high severity. Thus, the claim projections can produce an accurate overall indicator of the ultimate loss exposure for these classes by identifying and estimating all large losses. Frequency/severity methods are generally not utilized for these classes as the overall losses are driven by large losses more than by claim frequency. Severity trends have varied significantly from accident year to accident year.
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
Excess Workers Compensation: AIG generally utilizes a combination of loss development methods and expected loss ratio methods. Loss development methods are given the greater weight for mature accident years such as 2001 and prior. Expected loss ratio methods are given the greater weight for the more recent accident years. Excess workers compensation is an extremely long-tail class of business, with loss emergence extending for decades. Therefore there is limited credibility in the reported losses for many of the more recent accident years. Beginning with the year-end 2005 loss reserve review, AIG’s actuaries began to utilize claims projections provided by AIG claims staff to help determine the loss development factors for this class of business.
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
AIG 2007 Form 10-K         55

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
Professional Liability: AIG generally uses a combination of loss development methods and expected loss ratio methods for professional liability classes of business. Loss development methods are used for the more mature accident years. Greater weight is given to expected loss ratio methods in the more recent accident years. Reserves are tested separately for claims made classes and classes written on occurrence policy forms. Further segmentations are made in a manner believed to provide an appropriate balance between credibility and homogeneity of the data. Frequency/severity methods are used in pricing and profitability analyses for some classes of professional liability; however, for loss reserve testing, the need to enhance credibility generally results in classes that are not sufficiently homogenous to utilize frequency/severity methods.
Catastrophic Casualty: AIG utilizes expected loss ratio methods for all accident years for catastrophic casualty business. This class of business consists of casualty or financial lines coverage which attaches in excess of very high attachment points; thus the claims experience is marked by very low frequency and high severity. Because of the limited number of claims, loss development methods are not utilized. The expected loss ratios and loss development assumptions utilized are based upon the results of prior accident years for this business as well as for similar classes of business written above lower attachment points. The business is generally written on a claims made basis. AIG utilizes ground-up claim projections provided by AIG claims staff to assist in developing the appropriate reserve.
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
Mortgage Guaranty: AIG tests mortgage guaranty reserves using loss development methods, supplemented by an internal claim analysis by actuaries and staff who specialize in the mortgage guaranty business. The claim analysis projects ultimate losses for claims within each of several categories of delinquency based on actual historical experience and is essentially a frequency/severity analysis for each category of delinquency. Additional reserve tests using “Bornhuetter Ferguson” methods are also employed, as well as tests measuring losses as a percent of risk in force. Reserves are reviewed separately for each class of business to consider the loss development characteristics associated with the claims, the volume of claim data available for the applicable class and the applicability of various actuarial methods to the class.
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
International: Business written by AIG’s Foreign General Insurance sub-segment includes both long-tail and short-tail classes of business. For long-tail classes of business, the actuarial methods utilized would be analogous to those described above. However, the majority of business written by Foreign General Insurance is short-tail, high frequency and low severity in nature. For this business, loss development methods are generally employed to
56        AIG 2007 Form 10-K

American International Group, Inc. and Subsidiaries

test the loss reserves. AIG maintains a data base of detailed historical premium and loss transactions in original currency for business written by Foreign General Insurance, thereby allowing AIG actuaries to determine the current reserves without any distortion from changes in exchange rates over time. In testing the Foreign General Insurance reserves, AIG’s actuaries segment the data by region, country or class of business as appropriate to determine an optimal balance between homogeneity and credibility.
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
Catastrophes: Special analyses are conducted by AIG in response to major catastrophes in order to estimate AIG’s gross and net loss and loss expense liability from the events. These analyses may include a combination of approaches, including modeling estimates, ground up claim analysis, loss evaluation reports from on-site field adjusters, and market share estimates.
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
Volatility of Reserve Estimates and Sensitivity Analyses
As described above, AIG uses numerous assumptions in determining its best estimate of reserves for each class of business. The importance of any specific assumption can vary by both class of business and accident year. If actual experience differs from key assumptions used in establishing reserves, there is potential for significant variation in the development of loss reserves, particularly for long-tail casualty classes of business such as excess casualty, D&O or workers compensation. Set forth below is a sensitivity analysis that estimates the effect on the loss reserve position of using alternative loss trend or loss development factor assumptions rather than those actually used in determining AIG’s best estimates in the year-end loss reserve analyses in 2007. The analysis addresses each major class of business for which a material deviation to AIG’s overall reserve position is believed reasonably possible, and uses what AIG believes is a reasonably likely range of potential deviation for each class. There can be no assurance, however, that actual reserve development will be consistent with either the original or the adjusted loss trend or loss development factor assumptions, or that other assumptions made in the reserving process will not materially affect reserve development for a particular class of business.
Excess Casualty: For the excess casualty class of business, the assumed loss cost trend was approximately five percent. After evaluating the historical loss cost trends from prior accident years since the early 1990s, in AIG’s judgment, it is reasonably likely that actual loss cost trends applicable to the year-end 2007 loss reserve review for excess casualty will range from negative five percent to positive 15 percent, or approximately ten percent lower or higher than the assumption actually utilized in the year-end 2007 reserve review. A ten percent change in the assumed loss cost trend for excess casualty would cause approximately a $2.4 billion increase or a $1.6 billion decrease in the net loss and loss expense reserve for this class of business. It should be emphasized that the ten percent deviations are not considered the highest possible deviations that might be expected, but rather what is considered by AIG to reflect a reasonably likely range of potential deviation. Actual loss cost trends in the early 1990s were negative for several years, including amounts below the negative five percent cited above, whereas actual loss cost trends in the late 1990s ran well into the double digits for several years, including amounts greater than the 15 percent cited above. Thus, there can be no assurance that loss trends will not deviate by more than ten percent. The loss cost trend assumption is critical for the excess casualty class of business due the long-tail nature of the claims and therefore is applied across many accident years.
    For the excess casualty class of business, the assumed loss development factors are also a key assumption. After evaluating the historical loss development factors from prior accident years since the early 1990s, in AIG’s judgment, it is reasonably likely that actual loss development factors will range from approximately 3.5 percent below those actually utilized in the year-end 2007 reserve review to approximately 6.5 percent above those factors actually utilized. If the loss development factor assumptions were changed by 3.5 percent and 6.5 percent, respectively, the net loss reserves for the excess casualty class would decrease by approximately $600 million under the lower assumptions or increase by approximately $1.0 billion under the higher assumptions. Generally, actual historical loss development factors are used to project future loss development. However there can be no assurance that future loss development patterns will be the same as in the past, or that they will not deviate by more than the amounts illustrated above. Moreover, as excess casualty is a long-tail class of business, any deviation in loss cost trends or in loss development factors might not be discernible for an extended
AIG 2007 Form 10-K         57

American International Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

period of time subsequent to the recording of the initial loss reserve estimates for any accident year. Thus, there is the potential for the reserves with respect to a number of accident years to be significantly affected by changes in the loss cost trends or loss development factors that were initially relied upon in setting the reserves. These changes in loss trends or loss development factors could be attributable to changes in inflation or in the judicial environment, or in other social or economic conditions affecting claims. Thus, there is the potential for variations greater than the amounts cited above, either positively or negatively.
D&O and Related Management Liability Classes of Business: For D&O and related management liability classes of business, the assumed loss cost trend was approximately four percent. After evaluating the historical loss cost trends from prior accident years since the early 1990s, in AIG’s judgment, it is reasonably likely that actual loss cost trends applicable to the year-end 2007 loss reserve review for these classes will range from negative 11 percent to positive 19 percent, or approximately 15 percent lower or higher than the assumption actually utilized in the year-end 2007 reserve review. A 15 percent change in the assumed loss cost trend for these classes would cause approximately a $550 million increase or a $500 million decrease in the net loss and loss expense reserves for these classes of business. It should be emphasized that the 15 percent deviations are not considered the highest possible deviations that might be expected, but rather what is considered by AIG to reflect a reasonably likely range of potential deviation. Actual loss cost trends for these classes in the early 1990s were negative for several years, including amounts below the negative 11 percent cited above, whereas actual loss cost trends in the late 1990s ran at nearly 50 percent per year for several years, vastly exceeding the 19 percent figure cited above. Because the D&O class of business has exhibited highly volatile loss trends from one accident year to the next, there is the possibility of an exceptionally high deviation.
    For D&O and related management liability classes of business, the assumed loss development factors are also an important assumption but less critical than for excess casualty. Because these classes are written on a claims made basis, the loss reporting and development tail is much shorter than for excess casualty. However, the high severity nature of the claims does create the potential for significant deviations in loss development patterns from one year to the next. After evaluating the historical loss development factors for these classes of business for accident years since the early 1990s, in AIG’s judgment, it is reasonably likely that actual loss development factors will range approximately 6 percent lower to 3.5 percent higher than those factors actually utilized in the year-end 2007 loss reserve review for these classes. If the loss development factor assumptions were changed by 6 percent and 3.5 percent, respectively, the net loss reserves for these classes would be estimated to decrease or increase by approximately $250 million and $125 million, respectively. As noted above for excess casualty, actual historical loss development factors are generally used to project future loss development. However, there can be no assurance that future loss development patterns will be the same as in the past, or that they will not deviate by more than the 6 percent or 3.5 percent amounts.
Excess Workers Compensation: For excess workers compensation business, loss costs were trended at six percent per annum. After reviewing actual industry loss trends for the past ten years, in AIG’s judgment, it is reasonably likely that actual loss cost trends applicable to the year-end 2007 loss reserve review for excess workers compensation will range five percent lower or higher than this estimated loss trend. A five percent change in the assumed loss cost trend would cause approximately a $425 million increase or a $275 million decrease in the net loss reserves for this business. It should be emphasized that the actual loss cost trend could vary significantly from this assumption, and there can be no assurance that actual loss costs will not deviate, perhaps materially, by greater than five percent.
    For excess workers compensation business, the assumed loss development factors are a critical assumption. Excess workers compensation is an extremely long-tail class of business, with a much greater than normal uncertainty as to the appropriate loss development factors for the tail of the loss development. After evaluating the historical loss development factors for prior accident years since the 1980s, in AIG’s judgment, it is reasonably likely that actual loss development factors will range approximately 15 percent lower or higher than those factors actually utilized in the year-end 2007 loss reserve review for excess workers compensation. If the loss development factor assumptions were changed by 15 percent, the net loss reserves for excess workers compensation would increase or decrease by approximately $600 million. Given the exceptionally long-tail for this class of business, there is the potential for actual deviations in the loss development tail to exceed the deviations assumed, perhaps materially.
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
    However, for primary workers compensation business the loss development factor assumptions are important. Generally, AIG’s actual historical workers compensation loss development factors would be expected to provide a reasonably accurate predictor of future loss development. However, workers compensation is a long-tail class of business, and AIG’s business reflects a very significant volume of losses particularly in recent accident years due to growth of the business. After evaluating the actual historical loss developments since the 1980s for this business, in AIG’s judgment, it is reasonably likely that actual loss development factors will fall within the range of approximately 3.5 percent below to 8.25 percent above those actually utilized in the year-end 2007 loss reserve review. If the loss development factor assumptions were changed by 3.5 percent and 8.25 percent, respectively, the net loss reserves for workers compensation
58        AIG 2007 Form 10-K

American International Group, Inc. and Subsidiaries

would decrease or increase by approximately $800 million and $1.9 billion, respectively. It should be noted that loss emergence in 2006 and 2007 for this class was higher than historical averages, resulting in an increase in loss reserves for prior accident years. During 2007, reserves from prior accident years developed adversely by approximately $300 million for AIG’s primary workers compensation business. AIG relies on longer term averages of historical loss development patterns in setting loss reserves; thus if loss emergence in subsequent years continues at the levels observed in 2006 and 2007 there could be additional adverse development for this class of business that could be more significant than the amount observed in 2007. However, AIG believes it is too soon to ascertain if this increased emergence represents a new trend in the pattern of loss development. For this class of business, there can be no assurance that actual deviations from the expected loss development factors will not exceed the deviations assumed, perhaps materially.
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
    Significant factors which affect the trends that influence the asbestos and environmental claims estimation process are the court resolutions and judicial interpretations which broaden the intent of the policies and scope of coverage. The current case law can be characterized as still evolving, and there is little likelihood that any firm direction will develop in the near future. Additionally, the exposures for cleanup costs of hazardous waste dump sites involve issues such as allocation of responsibility among potentially responsible parties and the government’s refusal to release parties from liability.
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
AIG 2007 Form 10-K         59

American International Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

containing small amounts of asbestos, companies in the distribution process, and parties with remote, ill-defined involvement in asbestos (Tiers Three and Four). Through its commitment to appropriate staffing, training, and management oversight of asbestos cases, AIG seeks to mitigate its exposure to these claims.
    To determine the appropriate loss reserve as of December 31, 2007 for its asbestos and environmental exposures, AIG performed a series of top-down and ground-up reserve analyses. In order to ensure it had the most comprehensive analysis possible, AIG engaged a third-party actuary to assist in a review of these exposures, including ground-up estimates for asbestos reserves consistent with the 2005 and 2006 reviews as well as a top-down report year projection for environmental reserves. Prior to 2005, AIG’s reserve analyses for asbestos and environmental exposures was focused around a report year projection of aggregate losses for both asbestos and environmental reserves. Additional tests such as market share analyses were also performed. Ground-up analyses take into account policyholder-specific and claim-specific information that has been gathered over many years from a variety of sources. Ground-up studies can thus more accurately assess the exposure to AIG’s layers of coverage for each policyholder, and hence for all policyholders in the aggregate, provided a sufficient sample of the policyholders can be modeled in this manner.
    In order to ensure its ground-up analysis was comprehensive, AIG staff produced the information required at policy and claim level detail for nearly 1,000 asbestos defendants. This represented over 95 percent of all accounts for which AIG had received any claim notice of any amount pertaining to asbestos exposure. AIG did not set any minimum thresholds, such as amount of case reserve outstanding, or paid losses to date, that would have served to reduce the sample size and hence the comprehensiveness of the ground-up analysis. The results of the ground-up analysis for each significant account were examined by AIG’s claims staff for reasonableness, for consistency with policy coverage terms, and any claim settlement terms applicable. Adjustments were incorporated accordingly. The results from the universe of modeled accounts, which as noted above reflects the vast majority of AIG’s known exposures, were then utilized to estimate the ultimate losses from accounts or exposures that could not be modeled and to determine an appropriate provision for unreported claims.
    AIG conducted a comprehensive analysis of reinsurance recoverability to establish the appropriate asbestos and environmental reserve net of reinsurance. AIG determined the amount of reinsurance that would be ceded to insolvent reinsurers or to commuted reinsurance contracts for both reported claims and for IBNR. These amounts were then deducted from the indicated amount of reinsurance recoverable. The year-end 2007 analysis reflected an update to the comprehensive analysis of reinsurance recoverability that was first completed in 2005 and updated in 2006. All asbestos accounts for which there was a significant change in estimated losses in the 2007 review were analyzed to determine the appropriate reserve net of reinsurance.
    AIG also completed a top-down report year projection of its indicated asbestos and environmental loss reserves. These projections consist of a series of tests performed separately for asbestos and for environmental exposures.
    For asbestos, these tests project the losses expected to be reported over the next nineteen years, i.e., from 2008 through 2026, based on the actual losses reported through 2007 and the expected future loss emergence for these claims. Three scenarios were tested, with a series of assumptions ranging from more optimistic to more conservative. In the first scenario, all carried asbestos case reserves are assumed to be within ten percent of their ultimate settlement value. The second scenario relies on an actuarial projection of report year development for asbestos claims reported from 1993 to the present to estimate case reserve adequacy as of year-end 2007. The third scenario relies on an actuarial projection of report year claims for asbestos but reflects claims reported from 1989 to the present to estimate case reserve adequacy as of year-end 2007. Based on the results of the prior report years for each of the three scenarios described above, the report year approach then projects forward to the year 2026 the expected future report year losses, based on AIG’s estimate of reasonable loss trend assumptions. These calculations are performed on losses gross of reinsurance. The IBNR (including a provision for development of reported claims) on a net basis is based on applying a factor reflecting the expected ratio of net losses to gross losses for future loss emergence.
    For environmental claims, an analogous series of frequency/severity tests are produced. Environmental claims from future report years, (i.e., IBNR) are projected out nine years, i.e., through the year 2016.
    At year-end 2007, AIG considered a number of factors and recent experience in addition to the results of the respective top-down and ground-up analyses performed for asbestos and environmental reserves. AIG considered the significant uncertainty that remains as to AIG’s ultimate liability relating to asbestos and environmental claims. This uncertainty is due to several factors including:

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
    After carefully considering the results of the ground-up analysis, which AIG updates on an annual basis, as well as all of the above factors, including the recent report year experience, AIG increased its gross asbestos reserves by $75 million, all of which was reinsured, resulting in no increase to net reserves. Additionally, during 2007 a reduction in estimated reinsurance recoverable, partially offset by several large favorable asbestos settlements, resulted in a minor amount of adverse incurred loss development.
    Based on the environmental top-down report year analysis performed in the fourth quarter of 2007, a minor increase in both gross and net reserves was recognized, resulting in the relatively minor amount of development shown in the table below.
60        AIG 2007 Form 10-K

American International Group, Inc. and Subsidiaries

A summary of reserve activity, including estimates for applicable IBNR, relating to asbestos and environmental claims separately and combined at December 31, 2007, 2006 and 2005 appears in the table below. The vast majority of such claims arise from policies written in 1984 and prior years. The current environmental policies that AIG underwrites on a claims-made basis have been excluded from the table below.

	2007		2006		2005

(in millions)	Gross	Net	Gross(e)	Net	Gross(e)		Net

Asbestos:
Reserve for losses and loss expenses at beginning of year	$4,523	$1,889	$4,501	$1,840	$2,622		$1,060
Losses and loss expenses incurred(a)	96	5	572	267	2,206	(b)	903	(b)
Losses and loss expenses paid(a)	(755)	(440)	(550)	(218)	(327)		(123)

Reserve for losses and loss expenses at end of year	$3,864	$1,454	$4,523	$1,889	$4,501		$1,840

Environmental:
Reserve for losses and loss expenses at beginning of year	$629	$290	$969	$410	$1,018		$451
Losses and loss expenses incurred(a)	10	13	(231)	(59)	47	(c)	27	(c)
Losses and loss expenses paid(a)	(124)	(66)	(109)	(61)	(96)		(68)

Reserve for losses and loss expenses at end of year	$515	$237	$629	$290	$969		$410

Combined:
Reserve for losses and loss expenses at beginning of year	$5,152	$2,179	$5,470	$2,250	$3,640		$1,511
Losses and loss expenses incurred(a)	106	18	341	208	2,253	(d)	930	(d)
Losses and loss expenses paid(a)	(879)	(506)	(659)	(279)	(423)		(191)

Reserve for losses and loss expenses at end of year	$4,379	$1,691	$5,152	$2,179	$5,470		$2,250

(a)	All amounts pertain to policies underwritten in prior years, primarily to policies issued in 1984 and prior.

(b)	Includes increases to gross losses and loss expense reserves of $2.0 billion and increases to net losses and loss expense reserves of $843 million for the fourth quarter of 2005.

(c)	Includes increases to gross losses and loss expense reserves of $56 million and increases to net losses and loss expense reserves of $30 million for the fourth quarter of 2005.

(d)	Includes increases to gross losses and loss expense reserves of $2.0 billion and increases to net losses and loss expense reserves of $873 million for the fourth quarter of 2005.
(e)	Gross amounts were revised from the previous presentation to reflect the inclusion of certain reserves not previously identified as asbestos and environmental related. This revision had no effect on net reserves.
The gross and net IBNR included in the reserve for losses and loss expenses, relating to asbestos and environmental claims separately and combined, at December 31, 2007, 2006 and 2005 were estimated as follows:

	2007		2006		2005

(in millions)	Gross	Net	Gross*	Net	Gross*	Net

Asbestos	$2,701	$1,145	$3,270	$1,469	$3,458	$1,465
Environmental	325	131	378	173	625	266

Combined	$3,026	$1,276	$3,648	$1,642	$4,083	$1,731

*	Gross amounts were revised from the previous presentation to reflect the inclusion of certain reserves not previously identified as asbestos and environmental related. This revision had no effect on net reserves.
A summary of asbestos and environmental claims count activity for the years ended December 31, 2007, 2006 and 2005 was as follows:

	2007			2006			2005

	Asbestos	Environmental	Combined	Asbestos	Environmental	Combined	Asbestos	Environmental	Combined

Claims at beginning of year	6,878	9,442	16,320	7,293	9,873	17,166	7,575	8,216	15,791
Claims during year:
Opened	656	937	1,593	643	1,383	2,026	854	5,253	6,107
Settled	(150)	(179)	(329)	(150)	(155)	(305)	(67)	(219)	(286)
Dismissed or otherwise resolved	(821)	(2,548)	(3,369)	(908)	(1,659)	(2,567)	(1,069)	(3,377)	(4,446)

Claims at end of year	6,563	7,652	14,215	6,878	9,442	16,320	7,293	9,873	17,166

AIG 2007 Form 10-K         61

American International Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

Survival Ratios — Asbestos and Environmental
The table below presents AIG’s survival ratios for asbestos and environmental claims at December 31, 2007, 2006 and 2005. The survival ratio is derived by dividing the current carried loss reserve by the average payments for the three most recent calendar years for these claims. Therefore, the survival ratio is a simplistic measure estimating the number of years it would be before the current ending loss reserves for these claims would be paid off using recent year average payments. The December 31, 2007 survival ratio is lower than the ratio at December 31, 2006 because the more recent periods included in the rolling average reflect higher claims payments. In addition, AIG’s survival ratio for asbestos claims was negatively affected by the favorable settlements described above, which reduced gross and net asbestos survival ratios at December 31, 2007 by approximately 1.3 years and 2.6 years, respectively. Many factors, such as aggressive settlement procedures, mix of business and level of coverage provided, have a significant effect on the amount of asbestos and environmental reserves and payments and the resultant survival ratio. Moreover, as discussed above, the primary basis for AIG’s determination of its reserves is not survival ratios, but instead the ground-up and top-down analysis. Thus, caution should be exercised in attempting to determine reserve adequacy for these claims based simply on this survival ratio.
AIG’s survival ratios for asbestos and environmental claims, separately and combined were based upon a three-year average payment. These ratios for the years ended December 31, 2007, 2006 and 2005 were as follows:

	Gross*	Net

2007
Survival ratios:
Asbestos	7.1	5.6
Environmental	4.7	3.7
Combined	6.7	5.2

2006
Survival ratios:
Asbestos	11.8	12.9
Environmental	5.6	4.5
Combined	10.4	10.3

2005
Survival ratios:
Asbestos	16.0	19.8
Environmental	7.2	6.2
Combined	13.1	14.2

*	Gross amounts for 2006 and 2005 were revised from the previous presentation to reflect the inclusion of certain reserves not previously identified as asbestos and environmental related. This revision had no effect on net reserves.
Life Insurance & Retirement Services Operations
AIG’s Life Insurance & Retirement Services operations offer a wide range of insurance and retirement savings products both domestically and abroad.
    AIG’s Foreign Life Insurance & Retirement Services operations include insurance and investment-oriented products such as whole and term life, investment linked, universal life and endowments, personal accident and health products, group products including pension, life and health, and fixed and variable annuities. The Foreign Life Insurance & Retirement Services products are sold through independent producers, career agents, financial institutions and direct marketing channels.
    AIG’s Domestic Life Insurance operations offer a broad range of protection products, such as individual life insurance and group life and health products, including disability income products and payout annuities, which include single premium immediate annuities, structured settlements and terminal funding annuities. The Domestic Life Insurance products are sold through independent producers, career agents and financial institutions and direct marketing channels. Home service operations include an array of life insurance, accident and health and annuity products sold primarily through career agents.
    AIG’s Domestic Retirement Services operations include group retirement products, individual fixed and variable annuities sold through banks, broker-dealers and exclusive sales representatives, and annuity runoff operations, which include previously acquired “closed blocks” and other fixed and variable annuities largely sold through distribution relationships that have been discontinued.
    In order to better align financial reporting with the manner in which AIG’s chief operating decision makers manage their businesses, commencing in 2007, revenues and operating income related to foreign investment-type contracts, which were historically reported as a component of the Asset Management segment, are now reported as part of Foreign Life Insurance & Retirement Services. Prior period amounts have been revised to conform to the current presentation.
    AIG’s Life Insurance & Retirement Services reports its operations through the following major internal reporting units and legal entities:
Foreign Life Insurance & Retirement Services
Japan and Other

•	American Life Insurance Company (ALICO)
•	AIG Star Life Insurance Co., Ltd. (AIG Star Life)
•	AIG Edison Life Insurance Company (AIG Edison Life)
Asia

•	American International Assurance Company, Limited, together with American International Assurance Company (Bermuda) Limited (AIA)
•	Nan Shan Life Insurance Company, Ltd. (Nan Shan)
•	American International Reinsurance Company Limited (AIRCO)
•	The Philippine American Life and General Insurance Company (Philamlife)
Domestic Life Insurance

•	American General Life Insurance Company (AIG American General)
•	The United States Life Insurance Company in the City of New York (USLIFE)
62        AIG 2007 Form 10-K

American International Group, Inc. and Subsidiaries

•	American General Life and Accident Insurance Company (AGLA)
Domestic Retirement Services

•	The Variable Annuity Life Insurance Company (VALIC)
•	AIG Annuity Insurance Company (AIG Annuity)
•	AIG SunAmerica Life Assurance Company (AIG SunAmerica)
Life Insurance & Retirement Services Results
Life Insurance & Retirement Services results for 2007, 2006 and 2005 were as follows:

	Premiums	Net	Net Realized
	and Other	Investment	Capital Gains	Total	Operating
(in millions)	Considerations	Income	(Losses)	Revenues	Income

2007
Foreign Life Insurance & Retirement Services	$26,601	$11,849	$(187)	$38,263	$6,197
Domestic Life Insurance	5,836	3,995	(803)	9,028	642
Domestic Retirement Services	1,190	6,497	(1,408)	6,279	1,347

Total	$33,627	$22,341	$(2,398)	$53,570	$8,186

2006
Foreign Life Insurance & Retirement Services*	$24,166	$9,758	$707	$34,631	$6,881
Domestic Life Insurance	5,543	3,778	(215)	9,106	917
Domestic Retirement Services	1,057	6,488	(404)	7,141	2,323

Total	$30,766	$20,024	$88	$50,878	$10,121

2005
Foreign Life Insurance & Retirement Services	$23,117	$8,718	$84	$31,919	$5,306
Domestic Life Insurance	5,447	3,733	35	9,215	1,495
Domestic Retirement Services	937	6,226	(277)	6,886	2,164

Total	$29,501	$18,677	$(158)	$48,020	$8,965

Percentage Increase/(Decrease) 2007 vs. 2006:

Foreign Life Insurance & Retirement Services	10%	21%	—%	10%	(10)%
Domestic Life Insurance	5	6	—	(1)	(30)
Domestic Retirement Services	13	—	—	(12)	(42)

Total	9%	12%	—%	5%	(19)%

Percentage Increase/(Decrease) 2006 vs. 2005:

Foreign Life Insurance & Retirement Services	5%	12%	—%	8%	30%
Domestic Life Insurance	2	1	—	(1)	(39)
Domestic Retirement Services	13	4	—	4	7

Total	4%	7%	—%	6%	13%

*	Included an out of period UCITS adjustment which increased net investment income by $240 million and operating income by $169 million.
The following table presents the gross insurance in force for Life Insurance & Retirement Services at December 31, 2007, 2006 and 2005:

(in millions)	2007	2006	2005

Foreign*	$1,327,251	$1,162,699	$1,027,682
Domestic	984,794	907,901	825,151

Total	$2,312,045	$2,070,600	$1,852,833

*	Includes increases (decreases) of $55.1 billion, $41.5 billion and $(76.5) billion related to changes in foreign exchange rates at December 31, 2007, 2006 and 2005, respectively.
2007 and 2006 Comparison
The severe credit market disruption was a key driver of operating results in 2007 principally due to significant net realized capital losses resulting from other-than-temporary impairment charges of $2.8 billion and losses on derivative instruments not qualifying for hedge accounting treatment of $381 million compared to an other-than-temporary impairment charge of $641 million and gains on derivative instruments of $268 million in 2006. In addition, net investment income and certain products were negatively affected by the volatile markets. Life Insurance & Retirement Services continued its ongoing project to increase standardization of AIG’s actuarial systems and processes throughout the world. Significant progress was made on these initiatives, with only a minimal effect on operating income in this segment. Premiums and other considerations increased in 2007 compared to 2006 despite a very competitive marketplace and a relatively flat yield curve for most of the year.
AIG 2007 Form 10-K         63

American International Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

    Life Insurance & Retirement Services total revenues in 2007 reflect growth in premiums and other considerations compared to 2006 due principally to strong life insurance production in the Foreign Life Insurance & Retirement Services operations, a growing block of U.K. single premium investment-oriented products and higher policyholder charges related to universal life and sales of payout annuities in the Domestic Life Insurance operations. Overall growth in premiums and other considerations was dampened by a continuing shift to interest sensitive products and the suspension of new sales on certain products in Japan resulting from an industry wide review by the tax authorities. Net investment income increased in 2007 compared to 2006 due to higher partnership and mutual fund income as well as higher policyholder investment income and trading gains and losses (together, policyholder trading gains). Policyholder trading gains are offset by a charge to incurred policy losses and benefits expense. Policyholder trading gains increased due to higher levels of assets and generally reflect the trend in equity markets. Policyholder trading gains were $2.9 billion in 2007 compared to $2.0 billion in 2006. Net investment income in 2006 included an increase of $240 million for an out of period adjustment related to the accounting for UCITS.
    Operating income in 2007 was significantly adversely affected by net realized capital losses which totaled $2.4 billion, net of an out-of-period adjustment of $158 million related to foreign exchange remediation activities, compared to net realized capital gains of $88 million in 2006. Other factors affecting operating income include trading account losses of $150 million in the U.K. associated with certain investment-linked products, the adverse effect of $108 million related to SOP 05-1, which was adopted in 2007, additional claim expense of $67 million relating to an industry wide regulatory review of claims in Japan (compared to additional claim expense of $26 million in 2006) and a $118 million charge related to remediation activities in Asia. Incurred policyholder benefits increased $36 million in 2007 related to a closed block of Japanese business with guaranteed benefits. Partially offsetting these factors was a $52 million recovery in 2007 related to the Superior National arbitration. SOP 05-1 generally requires DAC related to group contracts to be amortized over a shorter duration than in prior periods and also requires that DAC be expensed at the time an individual policy is terminated or lapses, even if reinstated shortly thereafter. The effect of SOP 05-1 was most significant to the group products line in the Domestic Life Insurance operations.
    Changes in actuarial estimates, including DAC unlockings and refinements to estimates resulting from actuarial valuation system enhancements and conversions, resulted in a net increase to operating income of $19 million during 2007. However, this net increase resulted from a number of items that had varying effects on the results of operations of certain operating units and lines of business. These adjustments resulted in an increase of $183 million in operating income for Foreign Life Insurance & Retirement Services and decreases in operating income of $52 million and $112 million for Domestic Life Insurance and Domestic Retirement Services, respectively. In addition, the related adjustments significantly affected both acquisition costs and incurred policy losses and benefits in the Consolidated Statement of Income.
    Operating income in 2006 included an increase of $169 million for an out of period adjustment related to the accounting for UCITS and an increase of $163 million for an out-of-period adjustment related to corrections of par policyholder dividend reserves and allocations between participating and non-participating accounts, both of which were related to remediation efforts. In addition, operating income in 2006 included charges to Domestic Life Insurance operations of $125 million for the adverse Superior National arbitration ruling, $66 million related to the exit of the domestic financial institutions credit life business and $55 million related to other litigation.
2006 and 2005 Comparison
Life Insurance & Retirement Services revenues in 2006 increased compared to 2005. Growth in premiums and other considerations was dampened by the effect of foreign exchange, most notably by the weakening Japanese Yen. Net investment income was higher in 2006 compared to 2005 due to higher partnership and mutual fund income, which in 2006 included a positive out-of-period adjustment of $240 million related to the accounting for UCITS. Operating income grew by $1.2 billion from 2005, reflecting higher revenues, including net realized capital gains, and out-of-period reductions of policy benefits expense of $163 million in 2006 resulting from corrections of par policyholder dividend reserves and allocations between participating and non-participating accounts, both of which were related to remediation efforts. In addition, operating income in 2006 included charges for Domestic Life Insurance of $125 million for the adverse Superior National arbitration ruling, $66 million related to the exit of the domestic financial institutions credit life business and $55 million related to other litigation.
64        AIG 2007 Form 10-K

American International Group, Inc. and Subsidiaries

Foreign Life Insurance & Retirement Services Results
Foreign Life Insurance & Retirement Services results on a sub-product basis for 2007, 2006 and 2005 were as follows:

	Premiums and	Net	Net Realized
	Other	Investment	Capital Gains	Total	Operating
(in millions)	Considerations	Income	(Losses)	Revenues	Income

2007
Life insurance	$16,630	$7,473	$85	$24,188	$3,898
Personal accident	6,094	354	(3)	6,445	1,457
Group products	2,979	753	(76)	3,656	263
Individual fixed annuities	438	2,283	(171)	2,550	548
Individual variable annuities	460	986	(22)	1,424	31

Total	$26,601	$11,849	$(187)	$38,263	$6,197

2006
Life insurance(a)	$15,732	$5,937	$574	$22,243	$4,247
Personal accident	5,518	285	55	5,858	1,459
Group products	2,226	648	47	2,921	450
Individual fixed annuities	400	2,027	31	2,458	580
Individual variable annuities	290	861	—	1,151	145

Total	$24,166	$9,758	$707	$34,631	$6,881

2005
Life insurance	$15,643	$4,884	$94	$20,621	$3,195
Personal accident	5,002	255	(30)	5,227	1,292
Group products	1,925	613	(9)	2,529	322
Individual fixed annuities	361	1,728	29	2,118	398
Individual variable annuities	186	1,238	—	1,424	99

Total	$23,117	$8,718	$84	$31,919	$5,306

Percentage Increase/(Decrease) 2007 vs. 2006:

Life insurance	6%	26%	(85)%	9%	(8)%
Personal accident	10	24	—	10	—
Group products	34	16	—	25	(42)
Individual fixed annuities	10	13	—	4	(6)
Individual variable annuities	59	15	—	24	(79)

Total	10%	21%	—%	10%	(10)%

Percentage Increase/(Decrease) 2006 vs. 2005:

Life insurance	1%	22%	—%	8%	33%
Personal accident	10	12	—	12	13
Group products	16	6	—	16	40
Individual fixed annuities	11	17	7	16	46
Individual variable annuities	56	(30)	—	(19)	46

Total	5%	12%	—%	8%	30%

(a)	Includes the effect of an out of period UCITS adjustment in 2006, which increased net investment income by $237 million and operating income by $166 million.
AIG transacts business in most major foreign currencies and therefore premiums and other considerations reported in U.S. dollars vary by volume and from changes in foreign currency translation rates. The following table summarizes the effect of changes in foreign currency exchange rates on the growth of the Foreign Life Insurance & Retirement Services premiums and other considerations for the years ended December 31, 2007 and 2006:

	2007	2006

Growth in original currency*	7.6%	6.5%
Foreign exchange effect	2.5	(2.0)

Growth as reported in U.S. dollars	10.1%	4.5%

*	Computed using a constant exchange rate each period.
AIG 2007 Form 10-K         65

American International Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

Japan and Other Results
Japan and Other results on a sub-product basis for 2007, 2006 and 2005 were as follows:

	Premiums and	Net	Net Realized
	Other	Investment	Capital Gains	Total	Operating
(in millions)	Considerations	Income	(Losses)	Revenues	Income

2007
Life insurance	$4,999	$2,113	$(92)	$7,020	$1,193
Personal accident	4,225	204	(1)	4,428	1,071
Group products	2,318	626	1	2,945	250
Individual fixed annuities	386	2,160	(181)	2,365	500
Individual variable annuities	459	980	(21)	1,418	30

Total	$12,387	$6,083	$(294)	$18,176	$3,044

2006
Life insurance (a)	$4,783	$1,749	$316	$6,848	$1,731
Personal accident	3,957	162	49	4,168	1,122
Group products	1,740	541	13	2,294	272
Individual fixed annuities	337	1,930	28	2,295	553
Individual variable annuities	289	857	—	1,146	143

Total	$11,106	$5,239	$406	$16,751	$3,821

2005
Life insurance	$4,864	$1,828	$(52)	$6,640	$1,288
Personal accident	3,788	137	(15)	3,910	1,051
Group products	1,473	535	(34)	1,974	191
Individual fixed annuities	292	1,672	29	1,993	390
Individual variable annuities	186	1,234	—	1,420	100

Total	$10,603	$5,406	$(72)	$15,937	$3,020

Percentage Increase/(Decrease) 2007 vs. 2006:

Life insurance	5%	21%	—%	3%	(31)%
Personal accident	7	26	—	6	(5)
Group products	33	16	(92)	28	(8)
Individual fixed annuities	15	12	—	3	(10)
Individual variable annuities	59	14	—	24	(79)

Total	12%	16%	—%	9%	(20)%

Percentage Increase/(Decrease) 2006 vs. 2005:

Life insurance	(2)%	(4)%	—%	3%	34%
Personal accident	4	18	—	7	7
Group products	18	1	—	16	42
Individual fixed annuities	15	15	(3)	15	42
Individual variable annuities	55	(31)	—	(19)	43

Total	5%	(3)%	—%	5%	27%

(a)	Includes the effect of an out of period UCITS adjustment in 2006, which increased both net investment income and operating income by $29 million.
2007 and 2006 Comparison
Total revenues for Japan and Other in 2007 increased compared to 2006, primarily due to higher premiums and other considerations and net investment income partially offset by net realized capital losses. Net investment income increased in 2007 compared to 2006 due to higher levels of assets under management and higher policyholder trading gains partially offset by lower partnership and mutual fund income. Operating income decreased in 2007 compared to 2006 due principally to net realized capital losses, a $187 million charge related to changes in actuarial estimates, trading account losses of $150 million in the U.K. associated with certain investment-linked products, $67 million of additional claim expense related to the industry wide regulatory review of claims in Japan and increased incurred policyholder benefits of $36 million related to a closed block of Japanese business with guaranteed benefits. These decreases were partially offset by the positive effect of foreign exchange rates.
    Life insurance premiums and other considerations increased moderately in 2007 compared to 2006. In Japan, single premium sales of U.S. dollar denominated interest sensitive whole life
66        AIG 2007 Form 10-K

American International Group, Inc. and Subsidiaries

products remained strong. First year premium sales declined, however, due to the suspension in April 2007 of increasing term products pending completion of an industry wide review by the National Tax Authority. Although the review was completed with the issue of a draft paper for comment in December 2007, the product remains suspended pending finalization of the report. In Europe, growth in premiums and other considerations was driven by the growing block of U.K. single premium investment-oriented products and the positive effect of foreign exchange rates. The growth in net investment income was due to growth in underlying invested assets and higher partnership income. Life insurance operating income declined in 2007 compared to 2006 due to net realized capital losses, compared to net realized capital gains in 2006. In addition, 2007 operating income was negatively affected by a $115 million charge related to changes in actuarial estimates, higher incurred policyholder benefits of $36 million related to a closed block of Japanese business with guaranteed benefits and $23 million of additional claim expense related to the claims review in Japan. Operating income in 2006 included the effect of an out of period UCITS adjustment, which increased both net investment income and operating income by $29 million.
    Personal accident premiums and other considerations grew modestly as strong growth in Europe was offset by lower growth in Japan, particularly from the direct marketing distribution channel. Net investment income increased in 2007 compared to 2006 primarily due to growth in invested assets. Operating income declined in 2007 compared to 2006 due to a net realized capital loss, a $42 million charge related to changes in actuarial estimates, $42 million of additional claim expense related to the claims review in Japan and $20 million of additional expenses related to SOP 05-1.
    Group products premiums and other considerations in 2007 increased significantly compared to 2006 primarily due to the growing credit business in Europe. Net investment income increased in 2007 compared to 2006, primarily due to higher assets under management related to the Brazil pension business. Operating income in 2007 declined compared to 2006 primarily due to $19 million of additional expenses related to SOP 05-1 and lower net realized capital gains.
    Individual fixed annuity deposits improved in 2007 primarily due to sales in the U.K. and were partially offset by declining sales in Japan due to the effect of a weak Japanese Yen for most of the year as well as the market shift to variable annuity products. Assets under management, however, continued to grow. Individual fixed annuities premiums and other considerations growth reflects a shift to front-end load products and higher surrender charges from U.S. dollar products in Japan where a weak Japanese Yen makes it attractive for certain policyholders to lock-in foreign exchange gains in excess of surrender charges. Surrender charges were $151 million and $98 million in 2007 and 2006, respectively. Net investment income increased due to higher average investment yields and higher levels of assets under management. Operating income declined in 2007 compared to 2006 due to realized capital losses in 2007 versus realized capital gains in 2006.
    Individual variable annuity deposits in 2007 declined compared to 2006 due to the effect of tax law changes in Europe that reduced tax benefits to policyholders, and lower sales in Japan due to increased competition and the introduction of a new law that increased sales compliance and customer suitability requirements. Variable annuity sales in Japan began to improve in the fourth quarter of 2007 as a new product, launched mid-year in 2007, gained acceptance and banks became more comfortable with the new law. The fees generated from the higher levels of assets under management increased premiums and other considerations in 2007 compared to 2006. Net investment income increased due to higher policyholder trading gains in 2007 compared to 2006. Operating income declined in 2007 compared to 2006 primarily due to $150 million of trading account losses on certain investment-linked products in the U.K. and net realized capital losses.
2006 and 2005 Comparison
Total revenues for Japan and Other increased in 2006 compared to 2005. Premiums and other considerations growth rates were dampened by the effect of foreign exchange, most notably by the weakening of the Japanese Yen. Net investment income in 2006 declined compared to 2005 due to lower policyholder trading gains in the individual variable annuity line. Total revenues in 2006 increased compared to 2005 due to realized capital gains relating primarily to derivative instruments for transactions that did not qualify for hedge accounting treatment under FAS 133. Operating income in 2006 increased compared to 2005 due to growth in the underlying retirement services businesses and realized capital gains of $406 million. Operating income in 2006 included the effect of an out of period UCITS adjustment which increased net investment income and operating income by $32 million. Operating income in 2006 was negatively affected by the weakening of the Japanese Yen against the U.S. dollar and the continued runoff of the older, higher margin in-force businesses of AIG Star Life and AIG Edison Life.
AIG 2007 Form 10-K         67

American International Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

Asia Results
Asia results on a sub-product basis for 2007, 2006 and 2005 were as follows:

	Premiums	Net	Net Realized		Operating
	and Other	Investment	Capital Gains	Total	Income
(in millions)	Considerations	Income	(Losses)	Revenues	(Loss)

2007
Life insurance	$11,631	$5,360	$177	$17,168	$2,705
Personal accident	1,869	150	(2)	2,017	386
Group products	661	127	(77)	711	13
Individual fixed annuities	52	123	10	185	48
Individual variable annuities	1	6	(1)	6	1

Total	$14,214	$5,766	$107	$20,087	$3,153

2006
Life insurance(a)	$10,949	$4,188	$258	$15,395	$2,516
Personal accident	1,561	123	6	1,690	337
Group products	486	107	34	627	178
Individual fixed annuities	63	97	3	163	27
Individual variable annuities	1	4	—	5	2

Total	$13,060	$4,519	$301	$17,880	$3,060

2005
Life insurance	$10,779	$3,056	$146	$13,981	$1,907
Personal accident	1,214	118	(15)	1,317	241
Group products	452	78	25	555	131
Individual fixed annuities	69	56	—	125	8
Individual variable annuities	—	4	—	4	(1)

Total	$12,514	$3,312	$156	$15,982	$2,286

Percentage Increase/(Decrease) 2007 vs. 2006:

Life insurance	6%	28%	(31)%	12%	8%
Personal accident	20	22	—	19	15
Group products	36	19	—	13	(93)
Individual fixed annuities	(17)	27	233	13	78
Individual variable annuities	—	50	—	20	(50)

Total	9%	28%	(64)%	12%	3%

Percentage Increase/(Decrease) 2006 vs. 2005:

Life insurance	2%	37%	77%	10%	32%
Personal accident	29	4	—	28	40
Group products	8	37	36	13	36
Individual fixed annuities	(9)	73	—	30	238
Individual variable annuities	—	—	—	25	—

Total	4%	36%	93%	12%	34%

(a)	Includes the effect of an out of period UCITS adjustment in 2006, which increased net investment income and operating income by $208 million and $137 million, respectively.
2007 and 2006 Comparison
Total revenues in Asia in 2007 increased compared to 2006 primarily due to higher premiums and other considerations and net investment income, partially offset by lower net realized capital gains. Premiums and other considerations increased in 2007 compared to 2006, notwithstanding a continued trend toward investment-oriented products where only a portion of policy charges are reported as premiums. Sales of investment-oriented life products have been particularly strong in Hong Kong, Korea and Singapore and more recently in Taiwan. Net investment income grew due to higher policyholder trading gains, higher partnership and unit investment trust income and growth in underlying invested assets. Net realized capital gains in 2007 were lower compared to 2006 due to an increase in other-than-temporary impairment charges and the change in fair value of derivatives that do not qualify for hedge accounting treatment under FAS 133, partially offset by a positive out-of-period adjustment of $158 million related to foreign exchange remediation activities. Operating income in 2007 increased compared to 2006. Operating income in 2007 included a $370 million positive effect of changes in actuarial estimates along with higher
68        AIG 2007 Form 10-K

American International Group, Inc. and Subsidiaries

partnership and UCITS income, partially offset by lower net realized capital gains and a $118 million charge related to remediation activity. Operating income in 2006 included an increase of $137 million from an out of period adjustment related to UCITS. In addition, operating income in 2006 included the positive effect of out of period reductions in participating policyholder dividend reserves of $163 million, primarily as a result of tax remediation adjustments and a correction to expense allocations between participating and non-participating accounts.
    Life insurance premiums and other considerations in 2007 reflected a moderate increase compared to 2006, benefiting from improved sales in Thailand and the favorable effect of foreign exchange rates, partially offset by the shift in product mix from traditional life insurance products to investment-oriented products. Net investment income grew in 2007 compared to 2006 due primarily to higher policyholder trading gains, the growth in the underlying invested assets and higher partnership income. Operating income increased in 2007 compared to 2006 due to a $322 million positive effect of changes in actuarial estimates, partially offset by an $86 million charge related to remediation activity. Operating income in 2006 included the effect of the out of period UCITS adjustment and reduction in participating policyholder dividend reserves discussed above.
    Personal accident revenues grew in 2007 compared to 2006 primarily due to higher premiums and other considerations, particularly in Korea and Taiwan. Operating income reflects the combined effect of premium growth and stable loss ratios and a $51 million positive effect related to changes in actuarial estimates in 2007.
    Group products premiums and other considerations grew in 2007 compared to 2006 due to higher pension management fees and sales. However, operating income declined in 2007 compared to 2006, primarily due to net realized capital losses resulting from other-than-temporary impairment charges, a $29 million charge related to remediation activity and higher DAC amortization expense.
    Individual fixed annuities total revenues grew in 2007 compared to 2006 due primarily to higher net investment income and increased net realized capital gains. Deposits in 2007 declined compared to 2006 due to increased competition and a market shift to variable life products, particularly in Korea.
2006 and 2005 Comparison
Revenues for Asia grew in 2006 compared to 2005. Premiums and other considerations in 2006 were negatively affected by the trend towards investment-oriented products as only a portion of the policy charges collected are reported as premiums. Net investment income in 2006 grew compared to 2005 due to higher policyholder trading gains. Net realized capital gains were significantly higher in 2006 compared to 2005 relating primarily to derivative instruments for transactions that do not qualify for hedge accounting treatment under FAS 133. Revenues and operating income in 2006 included increases of $208 million and $137 million, respectively, from out of period adjustments related to UCITS. In addition, operating income in 2006 increased due to a $163 million out of period adjustment related to participating policyholder dividend reserves primarily as a result of tax remediation adjustments and a correction to expense allocations between participating and non-participating accounts.
Domestic Life Insurance Results
Domestic Life Insurance results, presented on a sub-product basis for 2007, 2006 and 2005, were as follows:

	Premiums and	Net	Net Realized		Operating
	Other	Investment	Capital Gains	Total	Income
(in millions)	Considerations	Income	(Losses)	Revenues	(Loss)

2007
Life insurance	$2,352	$1,528	$(584)	$3,296	$226
Home service	767	640	(100)	1,307	216
Group life/health	842	200	(16)	1,026	67
Payout annuities(a)	1,820	1,153	(67)	2,906	74
Individual fixed and runoff annuities	55	474	(36)	493	59

Total	$5,836	$3,995	$(803)	$9,028	$642

2006
Life insurance	$2,127	$1,377	$(83)	$3,421	$654
Home service	790	630	(38)	1,382	282
Group life/health	995	213	(8)	1,200	(159)
Payout annuities(a)	1,582	1,004	(51)	2,535	76
Individual fixed and runoff annuities	49	554	(35)	568	64

Total	$5,543	$3,778	$(215)	$9,106	$917

AIG 2007 Form 10-K         69

American International Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

	Premiums and	Net	Net Realized		Operating
	Other	Investment	Capital Gains	Total	Income
(in millions)	Considerations	Income	(Losses)	Revenues	(Loss)

2005
Life insurance	$2,041	$1,352	$98	$3,491	$874
Home service	801	605	(2)	1,404	282
Group life/health	1,079	201	(1)	1,279	69
Payout annuities(a)	1,473	912	(34)	2,351	128
Individual fixed and runoff annuities	53	663	(26)	690	142

Total	$5,447	$3,733	$35	$9,215	$1,495

Percentage Increase/(Decrease) 2007 vs. 2006:

Life insurance	11%	11%	—%	(4)%	(65)%
Home service	(3)	2	—	(5)	(23)
Group life/health	(15)	(6)	—	(15)	—
Payout annuities	15	15	—	15	(3)
Individual fixed and runoff annuities	12	(14)	—	(13)	(8)

Total	5%	6%	—%	(1)%	(30)%

Percentage Increase/(Decrease) 2006 vs. 2005:

Life insurance	4%	2%	—%	(2)%	(25)%
Home service	(1)	4	—	(2)	—
Group life/health	(8)	6	—	(6)	—
Payout annuities	7	10	—	8	(41)
Individual fixed and runoff annuities	(8)	(16)	—	(18)	(55)

Total	2%	1%	—%	(1)%	(39)%

(a)	Premiums and other considerations include structured settlements, single premium immediate annuities and terminal funding annuities.
2007 and 2006 Comparison
Total Domestic Life Insurance revenues in 2007 decreased compared to 2006 primarily due to higher net realized capital losses, partially offset by higher premiums and other considerations and net investment income. Domestic Life Insurance premiums and other considerations increased in 2007 compared to 2006 primarily due to the growth in life insurance business in force and payout annuity premiums, which were partially offset by a decline in group life/health premiums due to exiting the financial institutions credit life business at the end of 2006. Domestic Life Insurance operating income decreased in 2007 compared to 2006, primarily due to higher net realized capital losses which consisted of losses related to sales of securities, other-than-temporary impairment writedowns of fixed income securities as well as derivative losses. The higher net realized capital losses in 2007 were partially offset by increases in premiums and other considerations and net investment income, and an improvement in group life/health results compared to 2006, which included a $125 million charge related to the Superior National workers compensation arbitration, a $66 million loss related to the exit from the financial institutions credit life business and a $55 million charge related to litigation reserves. Changes in actuarial estimates, including DAC unlockings and refinements in estimates resulting from actuarial valuation system enhancements, resulted in a net decrease in operating income of $52 million in 2007. Operating income in 2007 was also negatively affected by a $67 million increase in DAC amortization related to SOP 05-1, which was partially offset by a $52 million decrease in policy benefits due to additional reinsurance recoveries associated with Superior National.
    Life insurance premiums and other considerations increased in 2007 compared to 2006 driven by growth in life insurance business in force and increased policyholder charges related to universal life and whole life products. Net investment income in 2007 compared to 2006 increased due to higher partnership income, higher call and tender income and positive changes from foreign denominated emerging market bonds. Life insurance operating income decreased in 2007 compared to 2006 primarily due to higher net realized capital losses and higher mortality in 2007, although mortality is still within expected ranges. In addition, operating income in 2007 included a $25 million increase in reserves related to changes in actuarial estimates and an $11 million increase in DAC amortization related to SOP 05-1.
    Home service premiums and other considerations declined in 2007 compared to 2006 as the reduction in premiums in force from normal lapses and maturities exceeded sales growth. Net investment income in 2007 increased slightly compared to 2006 due to higher partnership income and positive changes from foreign denominated emerging market bonds. Home service operating income decreased largely due to higher net realized capital losses and an $11 million increase in DAC amortization related to SOP 05-1, partially offset by continued improvement in profit margins.
    Group life/health premiums and other considerations in 2007 declined compared to 2006, primarily due to the exit from the financial institutions credit life business at the end of 2006 and tightened pricing and underwriting in the group employer product
70        AIG 2007 Form 10-K

American International Group, Inc. and Subsidiaries

lines. Group life/health operating income increased in 2007 compared to 2006. Operating income in 2007 included a $52 million decrease in policy benefits from additional reinsurance recoveries associated with Superior National, offset by an increase of $45 million in DAC amortization related to SOP 05-1. The operating loss in 2006 included a $125 million charge resulting from the loss of the Superior National arbitration, a $66 million loss related to exiting the financial institutions credit business and a $25 million charge for litigation reserves.
    Payout annuities premiums and other considerations increased in 2007 compared to 2006 reflecting increased sales of structured settlements and terminal funding annuities. Net investment income increased in 2007 reflecting growth in insurance reserves and an increase in call and tender income on fixed income securities. Payout annuities operating income decreased slightly in 2007 as growth in the business was more than offset by higher net realized capital losses and by a $30 million out of period adjustment to increase group annuity reserves for payout annuities. Operating income in 2006 included a $24 million increase in reserves as various methodologies and assumptions were enhanced for payout annuity reserves.
    Individual fixed and runoff annuities net investment income and operating income decreased in 2007 compared to 2006 reflecting declining insurance reserves. Operating income in 2006 included $30 million of increased amortization due to DAC unlocking to reflect lower in-force amounts.
2006 and 2005 Comparison
Premiums and other considerations for Domestic Life Insurance increased in 2006 compared to 2005 and were primarily driven by growth in the life insurance business in-force and payout annuity premiums, partially offset by declining in-force business in the home service and group life/health lines. Domestic Life Insurance operating income declined in 2006 compared to 2005 due to net realized capital losses and several significant transactions described below in 2006, partially offset by continued growth in life insurance and payout annuity business. Operating income in 2006 included a $125 million charge resulting from the loss of the Superior National arbitration and a $66 million loss related to exiting the financial institutions credit business both within the group life/health business. In addition, Domestic Life Insurance operating income was negatively affected by $55 million in litigation accruals, an increase in reserves of $24 million related to various methodologies and assumptions which were enhanced in the payout annuity business and a DAC unlocking charge of $30 million in the individual fixed and runoff annuities line to reflect lower in-force amounts.
The following table reflects Domestic Life Insurance periodic premium sales by product for 2007, 2006 and 2005:

				Percentage Increase/(Decrease)

(in millions)	2007	2006	2005	2007 vs. 2006	2006 vs. 2005

Periodic Premium Sales By Product*:
Universal life	$230	$334	$271	(31)%	23%
Variable universal life	55	56	44	(2)	27
Term life	219	240	229	(9)	5
Whole life/other	9	13	10	(31)	30

Total	$513	$643	$554	(20)%	16%

*	Periodic premium represents premium from new business expected to be collected over a one-year period.
2007 and 2006 Comparison
    Domestic Life Insurance periodic premium sales declined in 2007 compared to 2006 primarily as a result of the repricing of certain universal life and term products and the tightening of underwriting standards during the second half of 2006. In the second half of 2007, AIG experienced positive sales growth in indexed universal life products and the sale of a large private placement variable universal life case.
2006 and 2005 Comparison
Domestic Life Insurance periodic premium sales increased in 2006 compared to 2005 primarily reflecting growth in the independent distribution platform. During the second half of 2006, certain universal life products were re-priced and underwriting standards were tightened.
AIG 2007 Form 10-K         71

American International Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

Domestic Retirement Services Results
Domestic Retirement Services results, presented on a sub-product basis for 2007, 2006 and 2005 were as follows:

	Premiums and	Net	Net Realized
	Other	Investment	Capital Gains	Total	Operating
(in millions)	Considerations	Income	(Losses)	Revenues	Income

2007
Group retirement products	$446	$2,280	$(451)	2,275	$696
Individual fixed annuities	96	3,664	(829)	2,931	530
Individual variable annuities	627	166	(45)	748	122
Individual annuities — runoff*	21	387	(83)	325	(1)

Total	$1,190	$6,497	$(1,408)	$6,279	$1,347

2006
Group retirement products	$386	$2,279	$(144)	$2,521	$1,017
Individual fixed annuities	122	3,581	(257)	3,446	1,036
Individual variable annuities	531	202	5	738	193
Individual annuities — runoff*	18	426	(8)	436	77

Total	$1,057	$6,488	$(404)	$7,141	$2,323

2005
Group retirement products	$351	$2,233	$(67)	$2,517	$1,055
Individual fixed annuities	97	3,346	(214)	3,229	858
Individual variable annuities	467	217	4	688	189
Individual annuities — runoff*	22	430	—	452	62

Total	$937	$6,226	$(277)	$6,886	$2,164

Percentage Increase/(Decrease) 2007 vs. 2006:

Group retirement products	16%	—%	—%	(10)%	(32)%
Individual fixed annuities	(21)	2	—	(15)	(49)
Individual variable annuities	18	(18)	—	1	(37)
Individual annuities — runoff	17	(9)	—	(25)	—

Total	13%	—%	—%	(12)%	(42)%

Percentage Increase/(Decrease) 2006 vs. 2005:

Group retirement products	10%	2%	—%	—%	(4)%
Individual fixed annuities	26	7	—	7	21
Individual variable annuities	14	(7)	25	7	2
Individual annuities — runoff	(18)	(1)	—	(4)	24

Total	13%	4%	—%	4%	7%

*	Primarily represents runoff annuity business sold through discontinued distribution relationships.
2007 and 2006 Comparison
Total revenues and operating income for Domestic Retirement Services declined in 2007 compared to 2006 primarily due to increased net realized capital losses. Net realized capital losses for Domestic Retirement Services increased due to higher other-than-temporary impairment charges of $1.2 billion in 2007 compared to $368 million in 2006 and sales to reposition assets in certain investment portfolios for both group retirement products and individual fixed annuities, as well as from changes in the value of certain individual variable annuity product guarantees and related hedges associated with living benefit features. Changes in actuarial estimates, including DAC unlockings and refinements to estimates resulting from actuarial valuation system enhancements, resulted in a net decrease to operating income of $112 million in 2007.
    Group retirement products operating income in 2007 decreased compared to 2006 primarily as a result of increased net realized capital losses due to higher other-than-temporary impairment charges and an increase in DAC amortization related to both an increase in surrenders and to policy changes adding guaranteed minimum withdrawal benefit riders to existing contracts. Operating income was also negatively affected in 2007 by an $18 million adjustment, primarily reflecting changes in actuarial estimates from the conversion to a new valuation system. These were partially offset by higher variable annuity fees which resulted from an increase in separate account assets compared to 2006.
    Individual fixed annuities operating income in 2007 decreased compared to 2006 as a result of net realized capital losses due to higher other-than-temporary impairment charges partially offset by increases in partnership income. The decline in operating income also reflected higher DAC amortization and sales inducement costs related to increased surrenders and a $33 million charge reflecting changes in actuarial estimates from the conver-
72        AIG 2007 Form 10-K

American International Group, Inc. and Subsidiaries

sion to a new valuation system, as well as unlocking future assumptions and experience updates.
    Individual variable annuities operating income decreased in 2007 compared to 2006 largely due to an increase in DAC amortization and sales inducement costs related to a $61 million adjustment reflecting changes in actuarial estimates. Net realized capital losses increased due to changes in the value of certain annuity product guarantees and related hedges associated with living benefit features and higher other-than-temporary impairment charges.
2006 and 2005 Comparison
Total Domestic Retirement Services operating income increased in 2006 compared to 2005 principally due to higher partnership and yield enhancement income in the individual fixed annuity product line. Group retirement products total revenues were flat in 2006 as improvements in partnership income and variable annuity fees were offset by increased net realized capital losses. The flat revenues, coupled with higher amortization of deferred acquisition costs related to internal replacements of existing contracts into new contracts, resulted in a decrease in group retirement operating income. Individual variable annuity total revenues increased in 2006, primarily driven by higher variable annuity fees resulting from an increase in assets under management. Partially offsetting these higher fees was an increase in DAC amortization resulting from increased surrender activity in the first half of 2006. In 2006, the individual annuities-runoff operating income increased, even though the underlying reserves decreased due to increased net spreads as a result of higher investment yields partially offset by increased realized capital losses.
The following table presents the account value roll forward for Domestic Retirement Services by product for 2007 and 2006:

(in millions)	2007	2006

Group retirement products
Balance at beginning of year	$64,357	$59,312
Deposits — annuities	5,898	5,464
Deposits — mutual funds	1,633	1,361

Total Deposits	7,531	6,825
Surrenders and other withdrawals	(6,551)	(6,106)
Death benefits	(262)	(252)

Net inflows (outflows)	718	467
Change in fair value of underlying investments, interest credited, net of fees	3,034	4,578

Balance at end of year	$68,109	$64,357

Individual fixed annuities
Balance at beginning of year	$52,685	$53,331
Deposits	5,085	5,331
Surrenders and other withdrawals	(7,565)	(6,379)
Death benefits	(1,667)	(1,649)

Net inflows (outflows)	(4,147)	(2,697)
Change in fair value of underlying investments, interest credited, net of fees	1,970	2,051

Balance at end of year	$50,508	$52,685

Individual variable annuities
Balance at beginning of year	$31,093	$28,267
Deposits	4,472	4,266
Surrenders and other withdrawals	(4,158)	(3,894)
Death benefits	(497)	(486)

Net inflows (outflows)	(183)	(114)
Change in fair value of underlying investments, interest credited, net of fees	2,198	2,940

Balance at end of year	$33,108	$31,093

Total Domestic Retirement Services
Balance at beginning of year	$148,135	$140,910
Deposits	17,088	16,422
Surrenders and other withdrawals	(18,274)	(16,379)
Death benefits	(2,426)	(2,387)

Net inflows (outflows)	(3,612)	(2,344)
Change in fair value of underlying investments, interest credited, net of fees	7,202	9,569

Balance at end of year, excluding runoff	151,725	148,135
Individual annuities runoff	5,690	6,326

Balance at end of year	$157,415	$154,461

General and separate account reserves and mutual funds
General account reserve	$88,801	$92,070
Separate account reserve	60,461	55,988

Total general and separate account reserves	149,262	148,058
Group retirement mutual funds	8,153	6,403

Total reserves and mutual funds	$157,415	$154,461

2007 and 2006 Comparison
Domestic Retirement Services deposits increased in 2007 compared to 2006 primarily reflecting higher deposits in group retirement products and individual variable annuities, partially offset by a decrease in individual fixed annuities. Group retirement deposits increased 10 percent in 2007 compared to 2006 as a result of an increased focus on sales management and acquiring outside deposits. Mutual funds deposits increased 20 percent while group annuity deposits increased 8 percent. Over time,
AIG 2007 Form 10-K         73

American International Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

growth in lower margin mutual fund products relative to annuity products will result in a gradual reduction in overall profit margins of this business. Individual fixed annuity sales continued to face increased competition from bank deposit products and money market funds offering very competitive short-term rates in the current yield curve environment, and as a result deposits decreased 5 percent in 2007 compared to 2006. Individual variable annuity deposits increased 5 percent in 2007 compared to 2006 despite the discontinuation of a major bank proprietary product.
    Domestic Retirement Services surrenders and other withdrawals increased in 2007 compared to 2006. The increase primarily reflects higher surrenders in both group retirement products and individual fixed annuities. Group retirement surrenders increased as a result of both normal maturing of the business and higher large group surrenders in 2007 compared to 2006. Individual fixed annuity surrenders and withdrawals increased in 2007 due to both an increasing number of policies coming out of their surrender charge period and increased competition from bank deposit products. AIG expects this trend to continue into 2008 as a significant amount of business comes out of its surrender charge period.
The following table presents Domestic Retirement Services reserves by surrender charge category and surrender rates as of December 31, 2007 and 2006:

	Group	Individual	Individual
2007	Retirement	Fixed	Variable
(in millions)	Products*	Annuities	Annuities

No surrender charge	$49,770	$11,316	$13,014
0% – 2%	3,284	3,534	5,381
Greater than 2% – 4%	3,757	7,310	5,133
Greater than 4%	2,280	24,956	9,492
Non-Surrenderable	865	3,392	88

Total Reserves	$59,956	$50,508	$33,108

Surrender rates	9.8%	14.6%	12.8%

	Group	Individual	Individual
2006	Retirement	Fixed	Variable
(in millions)	Products*	Annuities	Annuities

No surrender charge	$42,741	$10,187	$11,467
0% – 2%	6,921	4,503	4,869
Greater than 2% – 4%	4,573	6,422	4,830
Greater than 4%	2,842	28,109	9,836
Non-Surrenderable	877	3,464	91

Total Reserves	$57,954	$52,685	$31,093

Surrender rates	9.9%	12.0%	13.3%

*	Excludes mutual funds of $8.2 billion and $6.4 billion in 2007 and 2006, respectively.
    Surrender rates increased for individual fixed annuities, while group retirement surrender rates decreased slightly in 2007 compared to 2006. Although group retirement surrenders increased compared to 2006, the surrender rate decreased slightly as a result of a 6 percent increase in reserves. The increase in the surrender rate for individual fixed annuities continues to be driven by a relatively flat yield curve and the general aging of the in-force block; however, less than 23 percent of the individual fixed annuity reserves as of December 31, 2007 were available for surrender without charge. Individual variable annuities surrender rates were slightly lower in 2007 compared to 2006.
    An increase in the level of surrenders in any of these businesses or in the individual fixed annuities runoff block could accelerate the amortization of DAC and negatively affect fee income earned on assets under management.
    Higher surrenders in the group retirement and individual fixed annuity blocks, offset somewhat by increased deposits in group retirement, resulted in negative net flows in 2007. The continuation of the current interest rate and competitive environment would prolong this trend.
74        AIG 2007 Form 10-K

American International Group, Inc. and Subsidiaries

Life Insurance & Retirement Services Net Investment Income and Net Realized Capital Gains (Losses)
The following table summarizes the components of net investment income for the years ended December 31, 2007, 2006 and 2005:

(in millions)	2007	2006	2005

Foreign Life Insurance & Retirement Services:
Fixed maturities, including short-term investments	$7,846	$6,820	$6,059
Equity securities	135	80	51
Interest on mortgage and other loans	466	454	447
Partnership income	128	94	57
Unit investment trusts(a)	439	259	4
Other(b)	275	301	357

Total investment income before policyholder income and trading gains	9,289	8,008	6,975

Policyholder investment income and trading gains (c)	2,899	2,017	2,021

Total investment income	12,188	10,025	8,996

Investment expenses	339	267	278

Net investment income	$11,849	$9,758	$8,718

Domestic Life Insurance:
Fixed maturities, including short-term investments	$3,528	$3,444	$3,481
Equity securities	(4)	(6)	(3)
Interest on mortgage and other loans	418	349	327
Partnership income — excluding Synfuels	123	80	135
Partnership loss — Synfuels	(101)	(107)	(143)
Unit investment trusts	3	5	—
Other(b)	77	67	(4)

Total investment income before policyholder income and trading gains	4,044	3,832	3,793

Policyholder investment income and trading gains(c)	4	—	—

Total investment income	4,048	3,832	3,793

Investment expenses	53	54	60

Net investment income	$3,995	$3,778	$3,733

Domestic Retirement Services:
Fixed maturities, including short-term investments	$5,376	$5,645	$5,579
Equity securities	30	38	13
Interest on mortgage and other loans	539	449	401
Partnership income	572	425	224
Other(b)	42	(18)	60

Total investment income	6,559	6,539	6,277

Investment expenses	62	51	51

Net investment income	$6,497	$6,488	$6,226

AIG 2007 Form 10-K         75

American International Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

(in millions)	2007	2006	2005

Total:
Fixed maturities, including short-term investments	$16,750	$15,909	$15,119
Equity securities	161	112	61
Interest on mortgage and other loans	1,423	1,252	1,175
Partnership income — excluding Synfuels	823	599	416
Partnership loss — Synfuels	(101)	(107)	(143)
Unit investment trusts(a)	442	264	4
Other(b)	394	350	413

Total investment income before policyholder income and trading gains	19,892	18,379	17,045
Policyholder investment income and trading gains(c)	2,903	2,017	2,021

Total investment income	22,795	20,396	19,066

Investment expenses	454	372	389

Net investment income(d)	$22,341	$20,024	$18,677

(a)	Includes the effect of an out of period UCITS adjustment in 2006, which increased net investment income by $240 million and operating income by $169 million.

(b)	Includes real estate income, income on non-partnership invested assets, securities lending and Foreign Life Insurance & Retirement Services’ equal share of the results of AIG Credit Card Company (Taiwan).

(c)	Relates principally to assets held in various trading securities accounts that do not qualify for separate account treatment under SOP 03-1. These amounts are principally offset by an equal change included in incurred policy losses and benefits.

(d)	Includes call and tender income.
2007 and 2006 Comparison
Net investment income increased $2.3 billion, or 12 percent in 2007 compared to 2006 as the invested asset base grew for fixed maturities, equity securities and mortgage and other loans. In addition, yield enhancement activity increased compared to 2006. Net investment income from UCITS in 2006 included a $240 million out of period increase. Policyholder trading gains increased in 2007 compared to 2006 principally due to an increase in assets under management, partially offset by trading account losses of $150 million on certain investment-linked products in the U.K. Net investment income for certain operations include investments in structured notes linked to emerging market sovereign debt that incorporates both interest rate risk and currency risk. These investments generated income of $45 million in 2007 compared to losses of $8 million in 2006. In addition, period to period comparisons of investment income for some investment activities, particularly partnership income, are affected by yield enhancement activity. See Invested Assets for further information.
AIG generates income tax credits as a result of investing in synthetic fuel production (synfuels) related to the partnership income (loss) shown in the above table and records those benefits separately from segment operating results in its consolidated provision for income taxes. The amounts of those income tax credits were $84 million, $127 million and $203 million for 2007, 2006 and 2005, respectively. These tax credits will no longer be generated after December 31, 2007. Synfuel production has ceased and the investments have been fully written off as of December 31, 2007.
2006 and 2005 Comparison
Net investment income increased 7 percent in 2006 compared to 2005 as income from fixed maturities, equity securities and mortgage and other loans income rose as the underlying invested asset base grew. Net investment income in 2006 also included the out of period increase relating to UCITS of $240 million.
76        AIG 2007 Form 10-K

American International Group, Inc. and Subsidiaries

The following table summarizes net realized capital gains (losses) for Life Insurance & Retirement Services by major category for the years ended December 31, 2007, 2006 and 2005:

(in millions)	2007	2006	2005

Foreign Life Insurance & Retirement Services:
Sales of fixed maturities	$(187)	$(209)	$191
Sales of equity securities	697	459	281
Other:
Other-than-temporary impairments(a)	(1,026)	(81)	(39)
Foreign exchange transactions(b)	435	106	40
Derivatives instruments	(135)	276	(599)
Other(c)	29	156	210

Total Foreign Life Insurance & Retirement Services	$(187)	$707	$84

Domestic Life Insurance:
Sales of fixed maturities	$(114)	$(33)	$65
Sales of equity securities	5	17	18
Other:
Other-than-temporary impairments(a)	(585)	(192)	(119)
Foreign exchange transactions	11	(6)	11
Derivatives instruments	(186)	25	65
Other	66	(26)	(5)

Total Domestic Life Insurance	$(803)	$(215)	$35

Domestic Retirement Services:
Sales of fixed maturities	$(192)	$1	$(106)
Sales of equity securities	29	31	115
Other:
Other-than-temporary impairments(a)	(1,187)	(368)	(267)
Foreign exchange transactions	27	(13)	—
Derivatives instruments	(60)	(33)	(12)
Other	(25)	(22)	(7)

Total Domestic Retirement Services	$(1,408)	$(404)	$(277)

Total:
Sales of fixed maturities	$(493)	$(241)	$150
Sales of equity securities	731	507	414
Other:
Other-than-temporary impairments(a)	(2,798)	(641)	(425)
Foreign exchange transactions(b)	473	87	51
Derivatives instruments	(381)	268	(546)
Other(c)	70	108	198

Total	$(2,398)	$88	$(158)

(a)	See Invested Assets — Other-than-temporary impairments for additional information.

(b)	Includes a positive out-of-period adjustment of $158 million in 2007 related to foreign exchange remediation activities.

(c)	Includes gains (losses) of $(16) million, $88 million and $109 million in 2007, 2006 and 2005, respectively, allocated to participating policyholders.
2007 and 2006 Comparison
    Net realized capital gains (losses) include normal portfolio transactions as well as derivative gains (losses) for transactions that did not qualify for hedge accounting treatment under FAS 133, foreign exchange gains and losses and other-than-temporary impairments. In 2007, Life Insurance & Retirement Services operations recorded $2.8 billion of other-than-temporary impairment charges compared to $641 million in 2006. For Foreign Life Insurance & Retirement Services operations, these losses were related to both the decline in value of U.S. dollar bonds held in Thailand and Singapore, which reflects the depreciation of the U.S. dollar against local currencies, and impairments due, in part, to the recent volatility in the securities markets. Net realized capital losses in the Foreign Life Insurance & Retirement Services operations in 2007 included losses of $135 million related to derivatives that did not qualify for hedge accounting treatment under FAS 133 compared to a gain of $276 million in 2006. Derivatives in the Foreign Life Insurance & Retirement Services operations are primarily used to economically hedge cash flows related to U.S. dollar bonds back to the respective currency of the country, principally in Taiwan, Thailand and Singapore. The corresponding foreign exchange gain or loss with respect to the economically hedged bond is deferred in accumulated other
AIG 2007 Form 10-K         77

American International Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

comprehensive income until the bond is sold or deemed to be other-than-temporarily impaired.
    For the Domestic Life Insurance and Domestic Retirement Services operations, the higher net realized capital losses resulted principally from other-than-temporary impairment charges of $1.8 billion in 2007 compared to $560 million in 2006 and from the sale of securities in 2007 to reposition assets in certain investment portfolios. Net realized capital losses in the Domestic Life Insurance operations in 2007 included losses of $186 million related to derivatives that did not qualify for hedge accounting treatment under FAS 133 compared to a gain of $25 million in 2006. Derivatives in the Domestic Life Insurance operations include affiliated interest rate swaps used to economically hedge cash flows on bonds and option contracts used to economically hedge cash flows on indexed annuity and universal life products. The corresponding gain or loss with respect to the economically hedged bond is deferred in accumulated other comprehensive income until the bond is sold, matures or deemed to be other-than-temporarily impaired. See Invested Assets — Valuation of Invested Assets — Portfolio Review herein.
2006 and 2005 Comparison
Net realized capital gains (losses) in 2006 improved $246 million compared to 2005 primarily due to gains on derivative instruments primarily used to economically hedge cash flows that did not qualify for hedge accounting treatment under FAS 133 and related primarily to the Foreign Life Insurance & Retirement Services operations.
Deferred Policy Acquisition Costs and Sales Inducement Assets
DAC for Life Insurance & Retirement Services products arises from the deferral of costs that vary with, and are directly related to, the acquisition of new or renewal business. Policy acquisition costs for life insurance products are generally deferred and amortized over the premium paying period in accordance with FAS 60. Policy acquisition costs that relate to universal life and investment-type products are deferred and amortized, with interest in relation to the incidence of estimated gross profits to be realized over the estimated lives of the contracts in accordance with FAS 97. Value of Business Acquired (VOBA) is determined at the time of acquisition and is reported on the consolidated balance sheet with DAC and amortized over the life of the business, similar to DAC. AIG offers sales inducements to contract holders (bonus interest) on certain annuity and investment contracts. Sales inducements are recognized as part of the liability for policyholders contract deposits on the consolidated balance sheet and are amortized over the life of the contract similar to DAC. Total deferred acquisition and sales inducement costs increased $549 million in 2007 compared to 2006 primarily due to higher production in the Foreign Life Insurance operations partially offset by lower Domestic Life Insurance & Retirement Services sales. Total amortization expense decreased $328 million compared to 2006. Annualized amortization expense levels in 2007 and 2006 were approximately 10 percent and 13 percent, respectively, of the opening DAC balance. The decline in amortization expense levels relates to changes in actuarial estimates, which is substantially offset by related adjustments to incurred policy losses and benefits.
78        AIG 2007 Form 10-K

American International Group, Inc. and Subsidiaries

The following table summarizes the major components of the changes in DAC/ Value of Business Acquired (VOBA) and Sales Inducement Assets (SIA) for 2007 and 2006:

	2007			2006

(in millions)	DAC/VOBA	SIA	Total	DAC/VOBA	SIA	Total

Foreign Life Insurance & Retirement Services
Balance at beginning of year	$21,153	$404	$21,557	$17,638	$192	$17,830
Acquisition costs deferred	5,640	241	5,881	4,991	112	5,103
Amortization (charged) or credited to operating income:
Related to net realized capital gains (losses)	117	1	118	5	(3)	2
Related to unlocking future assumptions	(17)	(2)	(19)	102	2	104
All other amortization(a)	(1,979)	11	(1,968)	(2,399)	(4)	(2,403)
Change in unrealized gains (losses) on securities	301	16	317	(132)	(6)	(138)
Increase due to foreign exchange	831	10	841	948	13	961
Other(b)	129	—	129	—	98	98

Balance at end of year(a)	$26,175	$681	$26,856	$21,153	$404	$21,557

Domestic Life Insurance
Balance at beginning of year	$6,006	$46	$6,052	$5,184	$31	$5,215
Acquisition costs deferred	895	15	910	1,115	18	1,133
Amortization (charged) or credited to operating income:
Related to net realized capital gains (losses)	13	—	13	23	—	23
Related to unlocking future assumptions	6	(1)	5	(42)	(1)	(43)
All other amortization(a)	(671)	(7)	(678)	(671)	(2)	(673)
Change in unrealized gains (losses) on securities	162	—	162	398	—	398
Increase (decrease) due to foreign exchange	85	—	85	(1)	—	(1)
Other(b)	(64)	—	(64)	—	—	—

Balance at end of year	$6,432	$53	$6,485	$6,006	$46	$6,052

Domestic Retirement Services
Balance at beginning of year	$5,651	$887	$6,538	$5,284	$871	$6,155
Acquisition costs deferred	741	201	942	717	231	948
Amortization (charged) or credited to operating income:
Related to net realized capital gains (losses)	161	41	202	62	19	81
Related to unlocking future assumptions	(7)	(18)	(25)	(3)	—	(3)
All other amortization(a)	(990)	(174)	(1,164)	(789)	(143)	(932)
Change in unrealized gains (losses) on securities	282	54	336	380	(91)	289

Balance at end of year	$5,838	$991	$6,829	$5,651	$887	$6,538

Total Life Insurance & Retirement Services
Balance at beginning of year	$32,810	$1,337	$34,147	$28,106	$1,094	$29,200
Acquisition costs deferred	7,276	457	7,733	6,823	361	7,184
Amortization (charged) or credited to operating income:
Related to net realized capital gains (losses)	291	42	333	90	16	106
Related to unlocking future assumptions	(18)	(21)	(39)	57	1	58
All other amortization(a)	(3,640)	(170)	(3,810)	(3,859)	(149)	(4,008)
Change in unrealized gains (losses) on securities	745	70	815	646	(97)	549
Increase due to foreign exchange	916	10	926	947	13	960
Other(b)	65	—	65	—	98	98

Balance at end of year	$38,445	$1,725	$40,170	$32,810	$1,337	$34,147

(a)	In 2007, Foreign Life Insurance & Retirement Services includes lower amortization of $836 million related to changes in actuarial estimates, mostly offset in incurred policy losses and benefits. Domestic Retirement Services includes a higher amortization of $104 million related to changes in actuarial estimates.

(b)	In 2007, includes $(118) million for the cumulative effect of adoption of SOP 05-1 and $189 million related to balance sheet reclassifications. In 2006, primarily represents a balance sheet reclassification.
    Because AIG operates in various global markets, the estimated gross profits used to amortize DAC, VOBA and sales inducements can be subject to differing market returns and interest rate environments in any single period. The combination of market returns and interest rates may lead to acceleration of amortization in some products and regions and simultaneous deceleration of amortization in other products and regions.
    DAC, VOBA and SIA for insurance-oriented, investment-oriented and retirement services products are reviewed for recoverability, which involves estimating the future profitability of current business. This review involves significant management judgment. If actual future profitability is substantially lower than estimated, AIG’s DAC, VOBA and SIA may be subject to an impairment charge
AIG 2007 Form 10-K         79

American International Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

and AIG’s results of operations could be significantly affected in such future periods.
Future Policy Benefit Reserves
Periodically, the net benefit reserves (policy benefit reserves less DAC) established for Life Insurance & Retirement Services companies are tested to ensure that, including consideration of future expected premium payments, they are adequate to provide for future policyholder benefit obligations. The assumptions used to perform the tests are current best-estimate assumptions as to policyholder mortality, morbidity, terminations, company maintenance expenses and invested asset returns. For long duration traditional business, a “lock-in” principle applies, whereby the assumptions used to calculate the benefit reserves and DAC are set when a policy is issued and do not change with changes in actual experience. These assumptions include margins for adverse deviation in the event that actual experience might deviate from these assumptions. For business in-force outside of North America, 45 percent of total policyholder benefit liabilities at December 31, 2007 resulted from traditional business where the lock-in principle applies. In most foreign locations, various guarantees are embedded in policies in force that may remain applicable for many decades into the future.
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
    During 2007, Life Insurance & Retirement Services continued its ongoing project to increase standardization of AIG’s actuarial systems and processes throughout the world. In particular, there is an initiative within the Domestic Life Insurance & Retirement Services operations to consolidate the numerous actuarial valuation systems onto common platforms. This initiative began in 2006 and will continue into 2008. In the Foreign Life Insurance operations, actuarial reserves for certain blocks of business have been computed outside of the primary actuarial valuation systems and/or used methodologies that approximate amounts that would have been reported had these blocks of business been included in the primary actuarial valuation systems.
    During 2007, Life Insurance & Retirement Services completed various system migrations, implemented more robust models for certain blocks of business and refined its method of approximation on any remaining blocks of business. The majority of these actions occurred in the fourth quarter of 2007 and any resulting changes in actuarial estimates were recorded in the fourth quarter of 2007 results of operations. The above changes in actuarial estimates, including unlockings, resulted in a net increase to operating income of $19 million during 2007. However, this net increase resulted from a number of items that had varying effects on the results of operations of certain operating units and lines of business. These adjustments resulted in an increase of $183 million in operating income for Foreign Life Insurance & Retirement Services and decreases in operating income of $52 million and $112 million for Domestic Life Insurance and Domestic Retirement Services, respectively. In addition, the related adjustments significantly affected both acquisition costs and incurred policy losses and benefits in the Consolidated Statement of Income due to reclassifications between DAC and future policy benefits reserves.
Taiwan
Beginning in 2000, the yield available on Taiwanese 10-year government bonds dropped from approximately 6 percent to 2.6 percent at December 31, 2007. Yields on most other invested assets have correspondingly dropped over the same period. Current sales are focused on products such as:

•	variable separate account products which do not contain interest rate guarantees,
•	participating products which contain very low implied interest rate guarantees, and
•	accident and health policies and riders.
    In developing the reserve adequacy analysis for Nan Shan, several key best estimate assumptions have been made:

•	Observed historical mortality improvement trends have been projected to 2014;
•	Morbidity, expense and termination rates have been updated to reflect recent experience;
•	Taiwan government bond rates are expected to remain at current levels for 10 years and gradually increase to best estimate assumptions of a market consensus view of long-term interest rate expectations;
•	Foreign assets are assumed to comprise 35 percent of invested assets, resulting in a composite long-term investment assumption of approximately 4.9 percent; and
•	The currently permitted practice of offsetting positive mortality experience with negative interest margins, thus eliminating the need for mortality dividends, will continue.
    Future results of the reserve adequacy tests will involve significant management judgment as to mortality, morbidity, expense and termination rates and investment yields. Adverse changes in these assumptions could accelerate DAC amortization and necessitate reserve strengthening.
80        AIG 2007 Form 10-K

American International Group, Inc. and Subsidiaries

Financial Services Operations
AIG’s Financial Services subsidiaries engage in diversified activities including aircraft and equipment leasing, capital markets, consumer finance and insurance premium finance.
Financial Services Results
Financial Services results were as follows:

				Percentage Increase/(Decrease)

(in millions)	2007	2006	2005	2007 vs. 2006	2006 vs. 2005

Revenues:
Aircraft Leasing(a)	$4,694	$4,082	$3,668	15%	11%
Capital Markets(b)	(9,979)	(186)	3,260	—	—
Consumer Finance(c)	3,655	3,587	3,563	2	1
Other, including intercompany adjustments	321	294	186	9	58

Total	$(1,309)	$7,777	$10,677	—%	(27)%

Operating income (loss):
Aircraft Leasing(a)	$873	$578	$769	51%	(25)%
Capital Markets(b)	(10,557)	(873)	2,661	—	—
Consumer Finance(c)	171	668	922	(74)	(28)
Other, including intercompany adjustments	(2)	10	72	—	(86)

Total	$(9,515)	$383	$4,424	—%	(91)%

(a)	Both revenues and operating income include gains (losses) from hedging activities that did not qualify for hedge accounting treatment under FAS 133, including the related foreign exchange gains and losses. In 2007, 2006 and 2005, the effect was $(37) million, $(73) million and $93 million, respectively. These amounts result primarily from interest rate and foreign currency derivatives that are effective economic hedges of borrowings. In the second quarter of 2007, ILFC began applying hedge accounting to most of its derivatives hedging interest rate and foreign exchange risks associated with its floating rate and foreign currency denominated borrowings.

(b)	Revenues, shown net of interest expense of $4.6 billion, $3.2 billion and $3.0 billion in 2007, 2006 and 2005, respectively, were primarily from hedged financial positions entered into in connection with counterparty transactions. Both revenues and operating income include gains (losses) from hedging activities that did not qualify for hedge accounting treatment under FAS 133, including the related foreign exchange gains and losses. In 2007, 2006 and 2005, the effect was $211 million, $(1.8) billion and $2.0 billion, respectively. The year ended December 31, 2007 includes a $380 million out of period charge to reverse net gains recognized on transfers of available for sale securities among legal entities consolidated within AIGFP. The year ended December 31, 2006 includes an out of period charge of $223 million related to the remediation of the material weakness in internal control over the accounting for certain derivative transactions under FAS 133. In the first quarter of 2007, AIGFP began applying hedge accounting for certain of its interest rate swaps and foreign currency forward contracts hedging its investments and borrowings. In 2007, both revenues and operating income (loss) include an unrealized market valuation loss of $11.5 billion on AIGFP’s super senior credit default swap portfolio and an other-than-temporary impairment charge of $643 million on AIGFP’s available for sale investment securities recorded in other income.

(c)	Both revenues and operating income include gains (losses) from hedging activities that did not qualify for hedge accounting treatment under FAS 133, including the related foreign exchange gains and losses. In 2007, 2006 and 2005, the effect was $(20) million, $(94) million and $75 million, respectively. These amounts result primarily from interest rate and foreign currency derivatives that are effective economic hedges of borrowings. In the second quarter of 2007, AGF began applying hedge accounting to most of its derivatives hedging interest rate and foreign exchange risks associated with its floating rate and foreign currency denominated borrowings. In 2007, includes a pre-tax charge of $178 million in connection with domestic consumer finance’s mortgage banking activities.
2007 and 2006 Comparison
Financial Services reported an operating loss in 2007 compared to operating income in 2006 primarily due to an unrealized market valuation loss of $11.5 billion on AIGFP’s super senior credit default swap portfolio, an other-than-temporary impairment charge on AIGFP’s available for sale investment securities recorded in other income, and a decline in operating income for AGF. AGF’s operating income declined in 2007 compared to 2006, due to reduced residential mortgage origination volumes, lower revenues from its mortgage banking activities and increases in the provision for finance receivable losses. In 2007, AGF’s mortgage banking operations also recorded a pre-tax charge of $178 million, representing the estimated cost of implementing the Supervisory Agreement entered into with the OTS.
    ILFC generated strong operating income growth in 2007 compared to 2006, driven to a large extent by a larger aircraft fleet, higher lease rates and higher utilization.
    In 2007, AIGFP began applying hedge accounting under FAS 133 to certain of its interest rate swaps and foreign currency forward contracts that hedge its investments and borrowings and AGF and ILFC began applying hedge accounting to most of their derivatives that hedge floating rate and foreign currency denominated borrowings. Prior to 2007, hedge accounting was not applied to any of AIG’s derivatives and related assets and liabilities. Accordingly, revenues and operating income were exposed to volatility resulting from differences in the timing of revenue recognition between the derivatives and the hedged assets and liabilities.
    The year ended December 31, 2007 included an out of period charge of $380 million to reverse net gains recognized on transfers of available for sale securities among legal entities
AIG 2007 Form 10-K         81

American International Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

consolidated within AIGFP. The year ended December 31, 2006 included out of period charges of $223 million related to the remediation of the material weakness in internal control over accounting for certain derivative transactions under FAS 133.
    In order to better align financial reporting with the manner in which AIG’s chief operating decision makers manage their businesses, beginning in 2007, net realized capital gains and losses, including derivative gains and losses and foreign exchange transaction gains and losses for Financial Services entities other than AIGFP, which were historically reported as a component of AIG’s Other category, are now reported in Financial Services revenues and operating income. Prior period amounts have been revised to conform to the current presentation.
2006 and 2005 Comparison
Financial Services operating income decreased in 2006 compared to 2005, due primarily to the effect of hedging activities that did not qualify for hedge accounting treatment under FAS 133.
Aircraft Leasing
Aircraft Leasing operations represent the operations of ILFC, which generates its revenues primarily from leasing new and used commercial jet aircraft to foreign and domestic airlines. Revenues also result from the remarketing of commercial aircraft for ILFC’s own account, and remarketing and fleet management services for airlines and financial institutions. ILFC finances its aircraft purchases primarily through the issuance of debt instruments. ILFC economically hedges part of its floating rate and substantially all of its foreign currency denominated debt using interest rate and foreign currency derivatives. Starting in the second quarter of 2007, ILFC began applying hedge accounting to most of its derivatives. All of ILFC’s derivatives are effective economic hedges; however, since hedge accounting under FAS 133 was not applied prior to April 2, 2007, the benefits of using derivatives to hedge these exposures are not reflected in ILFC’s 2006 corporate borrowing rate. The composite borrowing rates at December 31, 2007 and 2006 were 5.16 percent and 5.17 percent, respectively.
    ILFC typically contracts to re-lease aircraft before the end of the existing lease term. For aircraft returned before the end of the lease term, ILFC has generally been able to re-lease such aircraft within two to six months of their return. As a lessor, ILFC considers an aircraft “idle” or “off lease” when the aircraft is not subject to a signed lease agreement or signed letter of intent. ILFC had no aircraft off lease at December 31, 2007, and all new aircraft scheduled for delivery through 2008 have been leased.
Aircraft Leasing Results
2007 and 2006 Comparison
ILFC’s operating income increased in 2007 compared to 2006. Rental revenues increased by $596 million or 15 percent, driven by a larger aircraft fleet and higher lease rates. As of December 31, 2007, 900 aircraft in ILFC’s fleet were subject to operating leases compared to 824 aircraft as of December 31, 2006. During 2007, ILFC realized income of $31 million from the sale of its rights against bankrupt airlines. The increase in revenues was partially offset by reduced flight equipment marketing revenues and increases in depreciation and interest expense. Flight equipment marketing revenues decreased by $40 million compared to 2006 due to fewer aircraft sales. Depreciation expense increased by $166 million, or 11 percent, in line with the increase in the size of the aircraft fleet. Interest expense increased by $176 million, or 12 percent, driven by additional borrowings to fund aircraft purchases and the rising cost of funds. In 2007 and 2006, the losses from hedging activities that did not qualify for hedge accounting treatment under FAS 133, including the related foreign exchange gains and losses, were $37 million and $73 million, respectively, in both revenues and operating income. During 2006, ILFC recorded charges to income related to a tax settlement in Australia, increased credit reserves and increased lease accruals, all of which totaled $37 million.
2006 and 2005 Comparison
ILFC’s operating income decreased in 2006 compared to 2005. Rental revenues increased by $536 million or 16 percent, driven by a larger aircraft fleet, increased utilization and higher lease rates. During 2006, ILFC’s fleet subject to operating leases increased by 78 airplanes to a total of 824. The increase in rental revenues was offset in part by increases in depreciation expense and interest expense, charges related to bankrupt airlines, as well as the settlement of a tax dispute in Australia related to the restructuring of ownership of aircraft. Depreciation expense increased by $200 million, or 14 percent, in line with the increase in the size of the aircraft fleet. Interest expense increased by $317 million, or 28 percent, driven by rising cost of funds, a weaker U.S. dollar against the Euro and the British Pound and additional borrowings funding aircraft purchases. As noted above, ILFC’s interest expense did not reflect the benefit of hedging these exposures. In 2006 and 2005, the effect from hedging activities that did not qualify for hedge accounting treatment under FAS 133, including the related foreign exchange gains and losses, was a $73 million loss and a $93 million gain, respectively, in both revenues and operating income.
Capital Markets
Capital Markets represents the operations of AIGFP, which engages as principal in a wide variety of financial transactions, including standard and customized financial products involving commodities, credit, currencies, energy, equities and rates. The credit products include credit protection written through credit default swaps on super senior risk tranches of diversified pools of loans and debt securities. AIGFP also invests in a diversified portfolio of securities and principal investments and engages in borrowing activities involving the issuance of standard and structured notes and other securities, and entering into guaranteed investment agreements (GIAs).
    As Capital Markets is a transaction-oriented operation, current and past revenues and operating results may not provide a basis for predicting future performance. AIG’s Capital Markets opera-
82        AIG 2007 Form 10-K

American International Group, Inc. and Subsidiaries

tions derive a significant portion of their revenues from hedged financial positions entered into in connection with counterparty transactions. AIGFP also participates as a dealer in a wide variety of financial derivatives transactions. Revenues and operating income of the Capital Markets operations and the percentage change in these amounts for any given period are significantly affected by the number, size and profitability of transactions entered into during that period relative to those entered into during the prior period. Generally, the realization of transaction revenues as measured by the receipt of funds is not a significant reporting event as the gain or loss on AIGFP’s trading transactions is currently reflected in operating income as the fair values change from period to period.
    AIGFP’s products generally require sophisticated models and significant management assumptions to determine fair values and, particularly during times of market disruption, the absence of observable market data can result in fair values at any given balance sheet date which are not indicative of the ultimate settlement values of the products.
    Beginning in 2007, AIGFP applied hedge accounting under FAS 133 to certain of its interest rate swaps and foreign currency forward contracts hedging its investments and borrowings. As a result, AIGFP recognized in earnings the change in the fair value on the hedged items attributable to the hedged risks substantially offsetting the gains and losses on the derivatives designated as hedges. Prior to 2007, AIGFP did not apply hedge accounting under FAS 133 to any of its derivatives or related assets and liabilities. For further information on the effect of FAS 133 on AIGFP’s business, see Risk Management — Segment Risk Management — Financial Services — Capital Markets Derivative Transactions and Note 8 to Consolidated Financial Statements.
    Effective January 1, 2008, AIGFP elected to apply the fair value option to all eligible assets and liabilities, other than equity method investments. Electing the fair value option will allow AIGFP to more closely align its earnings with the economics of its transactions by recognizing the change in fair value on its derivatives and the offsetting change in fair value of the assets and liabilities being hedged concurrently through earnings. The adoption of FAS 159 with respect to elections made by AIGFP is currently being evaluated for the effect of recently issued draft guidance by the FASB, anticipated to be issued in final form in early 2008, and its potential effect on AIG’s consolidated financial statements.
Capital Markets Results
2007 and 2006 Comparison
Capital Markets reported an operating loss in 2007 compared to operating income in 2006, primarily due to fourth quarter 2007 unrealized market valuation losses related to AIGFP’s super senior credit default swap portfolio principally written on multi-sector CDOs and an other-than-temporary impairment charge on AIGFP’s investment portfolio of CDOs of ABS. These losses were partially offset by the effect of applying hedge accounting to certain hedging activities beginning in 2007, as described below, and net unrealized market gains related to certain credit default swaps purchased against the AAA to BBB-rated risk layers on portfolios of reference obligations. AIGFP experienced higher transaction flow in 2007 in its rate and currency products which contributed to its revenues.
    The unrealized market valuation losses related to AIGFP’s super senior credit default swap portfolio, the preponderance of which relates to credit derivatives written on multi-sector CDO super senior tranches, were as follows:

	Three months ended	Year ended
(in millions)	December 31, 2007	December 31, 2007

Multi-sector CDO	$10,894	$11,246
Corporate Debt/CLOs	226	226

Total	$11,120	$11,472

    Included in AIGFP’s net operating loss was a net unrealized market valuation gain of $401 million on certain credit default swaps and embedded credit derivatives in credit-linked notes in 2007. In these transactions, AIGFP purchased protection at the AAA- to BBB-rated risk layers on portfolios of reference obligations that include multi-sector CDO obligations.
    During the fourth quarter of 2007, certain of AIGFP’s available for sale investments in super senior and AAA-rated bonds issued by multi-sector CDOs experienced severe declines in their fair value. As a result, AIGFP recorded an other-than-temporary impairment charge in other income of $643 million. Notwithstanding AIG’s intent and ability to hold such securities until they recover in value, and despite structures which indicate that a substantial amount of the securities should continue to perform in accordance with their original terms, AIG concluded that it could not reasonably assert that the recovery period would be temporary. See also Invested Assets — Financial Services Invested Assets and Note 3 to Consolidated Financial Statements.
    The change in fair value of AIGFP’s credit default swaps that reference CDOs and the decline in fair value of its investments in CDOs were caused by the significant widening in spreads in the fourth quarter on asset-backed securities, principally those related to U.S. residential mortgages, the severe liquidity crisis affecting the structured finance markets and the effects of rating agency downgrades on those securities. AIG continues to believe that these unrealized market valuation losses are not indicative of the losses AIGFP may realize over time on this portfolio. Based upon its most current analyses, AIG believes that any credit impairment losses realized over time by AIGFP will not be material to AIG’s consolidated financial condition, although it is possible that such realized losses could be material to AIG’s consolidated results of operations for an individual reporting period.
    In addition, in 2007 AIGFP recognized a net gain of $211 million related to hedging activities that did not qualify for hedge accounting treatment under FAS 133, compared to a net loss of $1.82 billion in 2006.
    The year ended December 31, 2007 included an out of period charge of $380 million to reverse net gains recognized in previous periods on transfers of available for sale securities among legal entities consolidated within AIGFP, and a $166 million reduction in fair value at March 31, 2007 of certain derivatives that were an integral part of, and economically hedge, the structured transac-
AIG 2007 Form 10-K         83

American International Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

tions that were potentially affected by the proposed regulations issued by the U.S. Treasury Department discussed above in Overview of Operations and Business Results — Outlook. The net loss on AIGFP’s derivatives recognized in 2006 included an out of period charge of $223 million related to the remediation of the material weakness in internal control over accounting for certain derivative transactions under FAS 133. The net loss also reflects the effect of increases in U.S. interest rates and a weakening of the U.S. dollar on derivatives hedging AIGFP’s assets and liabilities.
    Financial market conditions in 2007 were characterized by increases in global interest rates, widening of credit spreads, higher equity valuations and a slightly weaker U.S. dollar.
    The most significant component of Capital Markets operating expenses is compensation, which was approximately $423 million, $544 million and $481 million in 2007, 2006 and 2005, respectively. The amount of compensation was not affected by gains and losses arising from derivatives not qualifying for hedge accounting treatment under FAS 133. In light of the unrealized market valuation loss related to the AIGFP super senior credit default swap portfolio, to retain and motivate the affected AIGFP employees, a special incentive plan relating to 2007 was established. Under this plan, certain AIGFP employees were granted cash awards vesting over two years and payable in 2013. The expense related to these awards will be recognized ratably over the vesting period, beginning in 2008.
    AIG elected to early adopt FAS 155, “Accounting for Certain Hybrid Financial Instruments” (FAS 155) in 2006. AIGFP elected to apply the fair value option permitted by FAS 155 to its structured notes and other financial liabilities containing embedded derivatives outstanding as of January 1, 2006. The cumulative effect of the adoption of FAS 155 on these instruments at January 1, 2006 was a pre-tax loss of $29 million. AIGFP recognized a loss of $351 million in 2007 and a loss of $287 million in 2006 on hybrid financial instruments for which it applied the fair value option under FAS 155. These amounts were largely offset by gains and losses on economic hedge positions also reflected in AIGFP’s operating income or loss.
2006 and 2005 Comparison
Capital Markets reported an operating loss in 2006 compared to operating income in 2005. Improved results, primarily from increased transaction flow in AIGFP’s credit, commodity index, energy and equity products, were more than offset by the loss resulting from the effect of derivatives not qualifying for hedge accounting treatment under FAS 133. This loss was $1.82 billion in 2006 compared to a gain of $2.01 billion in 2005, a decrease of $3.83 billion. A large part of the net loss on AIGFP’s derivatives recognized in 2006 was due to the weakening of the U.S. dollar, primarily against the British Pound and Euro, resulting in a decrease in the fair value of the foreign currency derivatives hedging AIGFP’s available for sale securities. The majority of the net gain on AIGFP’s derivatives in 2005 was due to the strengthening of the U.S. dollar, primarily against the British Pound and Euro, which increased the fair value of the foreign currency derivatives hedging available for sale securities. To a lesser extent, the net gain in 2005 was due to the decrease in long-term U.S. interest rates, which increased the fair value of derivatives hedging AIGFP’s assets and liabilities.
    Financial market conditions in 2006 were characterized by a general flattening of interest rate yield curves across fixed income markets globally, tightening of credit spreads, higher equity valuations and a weaker U.S. dollar.
Consumer Finance
AIG’s Consumer Finance operations in North America are principally conducted through AGF. AGF derives a substantial portion of its revenues from finance charges assessed on outstanding real estate loans, secured and unsecured non-real estate loans and retail sales finance receivables and credit-related insurance.
    AGF’s finance receivables are primarily sourced through its branches, although many of AGF’s real estate loans are sourced through its centralized real estate operations, which include AGF’s mortgage banking activities. The majority of the real estate loans originated by AGF’s mortgage banking subsidiary are originated through broker relationships and are sold to investors on a servicing-released basis. Beginning in July 2003, AGF’s mortgage banking subsidiaries originated and sold loans through a services arrangement with AIG Federal Savings Bank (AIG Bank), a federally chartered thrift and non-subsidiary of AGF. The services relationship was terminated in the first quarter of 2006. Since terminating the services relationship with AIG Bank, AGF’s mortgage banking subsidiaries have originated these non-conforming real estate loans using their own state licenses.
    On June 7, 2007, AIG’s domestic consumer finance operations, consisting of AIG Bank, AGF’s mortgage banking subsidiary Wilmington Finance, Inc. (WFI) and AGF, entered into a Supervisory Agreement with the OTS. The Supervisory Agreement pertains to certain mortgage loans originated in the name of AIG Bank from July 2003 through early May 2006 pursuant to the services agreement between WFI and AIG Bank, which was terminated in the first quarter of 2006. Pursuant to the terms of the Supervisory Agreement, AIG Bank, WFI and AGF have implemented a financial remediation program whereby certain borrowers may be provided loans on more affordable terms and/or reimbursed for certain fees. Pursuant to the requirements of the Supervisory Agreement, the services of an external consultant have been engaged to monitor, evaluate and periodically report to the OTS on compliance with the remediation program. The Supervisory Agreement will remain in effect until terminated, modified, or suspended in writing by the OTS. Failure to comply with the terms of the Agreement could result in the initiation of formal enforcement action by the OTS. Separately, the domestic consumer finance operations also committed to donate $15 million over a three-year period to certain not-for-profit organizations to support their efforts to promote financial literacy and credit counseling.
    Management’s best estimate of the cost of implementing the financial remediation plan contemplated by the Supervisory Agreement, including the $15 million donation, was $178 million which was recorded in 2007. The actual cost of implementing the financial remediation plan may differ from this estimate.
84        AIG 2007 Form 10-K

American International Group, Inc. and Subsidiaries

    AIG’s foreign consumer finance operations are principally conducted through AIG Consumer Finance Group, Inc. (AIGCFG). AIGCFG operates primarily in emerging and developing markets. AIGCFG has operations in Argentina, China, Hong Kong, Mexico, Philippines, Poland, Taiwan and Thailand and began operations in India in 2007 through the acquisition of a majority interest in a sales finance lending operation and the acquisition of a mortgage lending operation. In addition, in 2007, AIGCFG expanded its distribution channels in Thailand by acquiring an 80 percent interest in a company with a network of over 130 branches for secured consumer lending. AIGCFG is continuously exploring expansion opportunities in its existing operations as well as new geographic locations throughout the world.
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
Consumer Finance Results
2007 and 2006 Comparison
Consumer Finance operating income decreased in 2007 compared to 2006. Operating income from the domestic consumer finance operations, which include the operations of AGF and AIG Bank, decreased by $509 million, or 77 percent, in 2007 compared to 2006. In 2007, domestic results were adversely affected by the weakening housing market and tighter underwriting guidelines, which resulted in lower originations of real estate loans as well as the $178 million charge discussed above.
    AGF’s revenues decreased $95 million or 3 percent during 2007 compared to 2006. Revenues from AGF’s mortgage banking activities decreased $389 million during 2007 compared to 2006, which includes the charges relating to the Supervisory Agreement. The decrease in revenues also reflects a significantly reduced origination volume, lower yields based on market conditions, tighter underwriting guidelines, reduced margins on loans sold and higher warranty reserves, which cover obligations to repurchase loans sold to third-party investors should there be a first payment default or breach of representations and warranties. AGF’s revenues in 2007 also included a recovery of $65 million from a favorable out of court settlement.
    AGF’s operating income decreased in 2007 compared to 2006, due to reduced residential mortgage origination volumes, lower revenues from its mortgage banking activities and increases in the provision for finance receivable losses. AGF’s interest expense increased by $81 million or seven percent as its borrowing rate increased in 2007 compared to 2006. During 2007, AGF recorded a net loss of $28 million on its derivatives that did not qualify for hedge accounting under FAS 133, including the related foreign exchange losses, compared to a net loss of $89 million in 2006. Commencing in the second quarter of 2007, AGF began applying hedge accounting.
    AGF’s net finance receivables totaled $25.5 billion at December 31, 2007, an increase of approximately $1.2 billion compared to December 31, 2006, including $19.5 billion of real estate secured loans, most of which were underwritten with full income verification. The increase in the net finance receivables resulted in a similar increase in revenues generated from these assets.
    Although real estate loan originations declined in 2007, the softening of home price appreciation (reducing the equity customers may be able to extract from their homes by refinancing) contributed to an increase in non-real estate loans of 11 percent at December 31, 2007 compared to December 31, 2006. Retail sales finance receivables also increased 13 percent compared to December 31, 2006 due to increased marketing efforts and customer demand. AGF’s centralized real estate operations finance receivables were essentially unchanged while branch business segment finance receivables increased by 8 percent during 2007.
    AGF’s allowance for finance receivable losses as a percentage of outstanding receivables was 2.36 percent at December 31, 2007 compared to 2.01 percent at December 31, 2006.
    Revenues from the foreign consumer finance operations increased by 29 percent in 2007 compared to 2006. Loan growth, particularly in Poland, Thailand and Latin America, was the primary driver of the increased revenues. The increase in revenues was more than offset by higher expenses associated with branch expansions, acquisition activities and product promotion campaigns. Operating income in 2006 reflects AIGCFG’s $47 million share of the allowance for losses related to industry-wide credit deterioration in the Taiwan credit card market.
2006 and 2005 Comparison
Consumer Finance operating income decreased in 2006 compared to 2005. Operating income from domestic consumer finance operations declined by $193 million, or 23 percent as a result of decreased originations and purchases of real estate loans and margin compression resulting from increased interest rates and flattened yield curves. The foreign operations operating income decreased primarily due to the credit deterioration in the Taiwan credit card market.
    Domestically, the U.S. housing market deteriorated throughout 2006 and as a result, the real estate loan portfolio decreased slightly during 2006 due to lower refinancing activity. This lower refinancing activity also caused a significant decrease in originations and whole loan sales in AGF’s mortgage banking operation, which resulted in a substantial reduction of revenue and operating income compared to the prior year. However, softening home prices (reducing the equity customers are able to extract from their homes when refinancing) and higher mortgage rates contributed to customers utilizing non-real estate loans, which increased 10 percent compared to 2005. Retail sales finance receivables also increased 23 percent due to increased marketing efforts and customer demand. Higher revenue resulting from portfolio growth was more than offset by higher interest expense. AGF’s short-term borrowing rates were 5.14 percent in 2006 compared to
AIG 2007 Form 10-K         85

American International Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

3.58 percent in 2005. AGF’s long-term borrowing rates were 5.05 percent in 2006 compared to 4.41 percent in 2005. During 2006, AGF recorded a net loss of $89 million on its derivatives that did not qualify for hedge accounting under FAS 133, including the related foreign exchange losses, compared to a net gain of $69 million in 2005. AGF’s net charge-off ratio improved to 0.95 percent in 2006 from 1.19 percent in 2005. The improvement in the net charge-off ratio in 2006 was primarily due to positive economic fundamentals. The U.S. economy continued to expand during the year, and the unemployment rate remained low, which improved the credit quality of AGF’s portfolio. AGF’s delinquency ratio remained relatively low, although it increased to 2.06 percent at December 31, 2006 from 1.93 percent at December 31, 2005. AGF reduced the hurricane Katrina portion of its allowance for finance receivable losses to $15 million at December 31, 2006 after the reevaluation of its remaining estimated losses. AGF’s allowance ratio was 2.01 percent at December 31, 2006 compared to 2.20 percent at December 31, 2005.
    Revenues from the foreign consumer finance operations increased by approximately 13 percent in 2006 compared to 2005. Loan growth, particularly in Poland and Argentina, was the primary driver behind the higher revenues. Higher revenues were more than offset, however, by AIGCFG’s $47 million share of the allowance for losses related to industrywide credit deterioration in the Taiwan credit card market, increased cost of funds, and higher operating expenses in connection with expansion into new markets and distribution channels and new product promotions, resulting in lower operating income in 2006 compared to 2005.
Asset Management Operations
AIG’s Asset Management operations comprise a wide variety of investment-related services and investment products. Such services and products are offered to individuals, pension funds and institutions (including AIG subsidiaries) globally through AIG’s Spread-Based Investment business, Institutional Asset Management and Brokerage Services and Mutual Funds businesses. Also included in Asset Management operations are the results of certain SunAmerica sponsored partnership investments.
    The revenues and operating income for this segment are affected by the general conditions in the equity and credit markets. In addition, net realized gains and performance fees are contingent upon various fund closings, maturity levels and market conditions.
Asset Management Results
Asset Management results were as follows:

				Percentage Increase/ (Decrease)

(in millions)	2007	2006	2005	2007 vs. 2006	2006 vs. 2005

Revenues:
Spread-Based Investment business	$2,023	$2,713	$2,973	(25)%	(9)%
Institutional Asset Management*	2,900	1,240	1,026	134	21
Brokerage Services and Mutual Funds	322	293	257	10	14
Other Asset Management	380	297	326	28	(9)

Total	$5,625	$4,543	$4,582	24%	(1)%

Operating income:
Spread-Based Investment business	$(89)	$732	$1,194	—%	(39)%
Institutional Asset Management*	784	438	387	79	13
Brokerage Services and Mutual Funds	100	87	66	15	32
Other Asset Management	369	281	316	31	(11)

Total	$1,164	$1,538	$1,963	(24)%	(22)%

*	Includes the effect of consolidating the revenues and operating loss of warehoused investments totaling $778 million and $164 million, respectively, in 2007, a portion of which is offset in minority interest expense.
2007 and 2006 Comparison
Asset Management revenues increased in 2007 compared to 2006 primarily due to increased partnership income, management fees, carried interest and the effect of consolidating several warehoused investments. AIG consolidates the operating results of warehoused investments until such time as they are sold or otherwise divested.
    Asset Management operating income decreased in 2007 compared to 2006, due to foreign exchange, interest rate and credit-related mark to market losses and other-than-temporary impairment charges on fixed income investments. These other-than-temporary impairment charges were due primarily to changes in market liquidity and spreads. Partially offsetting these decreases were higher partnership income, increased gains on real estate investments and a gain on the sale of a portion of AIG’s investment in Blackstone Group, L.P. in connection with its initial public offering.
    In order to better align financial reporting with the manner in which AIG’s chief operating decision makers manage their businesses, beginning in 2007, net realized capital gains and losses, and foreign exchange transaction gains and losses, which were previously reported as part of AIG’s Other category, are now included in Asset Management revenues and operating income. In addition, revenues and operating income related to foreign
86        AIG 2007 Form 10-K

American International Group, Inc. and Subsidiaries

investment-type contracts, which were historically reported as a component of the Spread-Based Investment business, are now reported in the Life Insurance & Retirement Services segment. Also, commencing in 2007, the effect of consolidating managed partnerships and funds, which were historically reported as a component of the Institutional Asset Management business, are now reported in the Consolidation and eliminations category. Prior period amounts have been revised to conform to the current presentation.
2006 and 2005 Comparison
Asset Management operating income decreased in 2006 compared to 2005 as a decline in Spread-Based Investment operating income was partially offset by higher Institutional Asset Management operating income.
Spread-Based Investment Business Results
2007 and 2006 Comparison
The Spread-Based Investment business reported an operating loss in 2007 compared to operating income in 2006 due to foreign exchange, interest rate and credit-related mark to market losses and other-than-temporary impairment charges on fixed income investments, partially offset by increased partnership income. In 2007, the GIC program incurred foreign exchange losses of $526 million on foreign-denominated GIC reserves. Partially offsetting these losses were $269 million of net mark to market gains on derivative positions. These net gains included mark to market gains on foreign exchange derivatives used to economically hedge the effect of foreign exchange rate movements on foreign-denominated GIC reserves and mark to market losses on interest rate hedges that did not qualify for hedge accounting treatment.
    The MIP experienced mark to market losses of $193 million due to interest rate and foreign exchange derivative positions that, while partially effective in hedging interest rate and foreign exchange risk, did not qualify for hedge accounting treatment and an additional $98 million due to credit default swap losses. The MIP credit default swaps are comprised of single-name high-grade corporate exposures. AIG enters into hedging arrangements to mitigate the effect of changes in currency and interest rates associated with the fixed and floating rate and foreign currency denominated obligations issued under these programs. Some of these hedging relationships qualify for hedge accounting treatment, while others do not. Commencing in the first quarter of 2007, AIG applied hedge accounting to certain derivative transactions related to the MIP. Income or loss from these hedges not qualifying for hedge accounting treatment are classified as net realized capital gains (losses) in AIG’s Consolidated Statement of Income. The mark to market losses for 2007 were driven primarily by a decline in short-term interest rates, the decline in the value of the U.S. dollar and widening credit spreads.
    Also contributing to the operating loss were other-than-temporary impairment charges on various fixed income investments held in the GIC and MIP portfolios of approximately $836 million as a result of movements in credit spreads and decreased market liquidity. See Invested Assets — Other-than-temporary impairments. These losses were partially offset by an increase in partnership income associated with the GIC. In addition to other-than-temporary impairments, unrealized losses on fixed income investments were driven by widening credit spreads, partially offset by gains due to falling interest rates. These unrealized losses are recorded in Accumulated other comprehensive income (loss).
    During 2007, AIG has issued the equivalent of $8.1 billion of securities to fund the MIP in the Euromarkets and the U.S. public and private markets compared to $5.3 billion issued in 2006. At December 31, 2007, total issuances were $13.4 billion.
    The following table illustrates the anticipated runoff of the domestic GIC portfolio at December 31, 2007:

	Less Than	1-3	3+-5	Over Five
(in billions)	One Year	Years	Years	Years	Total

Domestic GICs	$9.4	$6.4	$2.7	$6.8	$25.3

2006 and 2005 Comparison
Operating income related to the Spread-Based Investment business declined in 2006 compared to 2005 due primarily to the continued runoff of GIC balances and spread compression related to increases in short-term interest rates. A significant portion of the remaining GIC portfolio consists of floating rate obligations. AIG has entered into hedges to manage against increases in short-term interest rates. AIG believes these hedges are economically effective, but they did not qualify for hedge accounting treatment. The decline in operating income was partially offset by improved partnership income, particularly during the fourth quarter of 2006.
Institutional Asset Management Results
2007 and 2006 Comparison
Operating income for Institutional Asset Management increased in 2007 compared to 2006 reflecting increased carried interest revenues driven by higher valuations of portfolio investments that are generally associated with improved performance in the equity markets. The increase also reflects a $398 million gain from the sale of a portion of AIG’s investment in Blackstone Group, L.P. in connection with its initial public offering. Also contributing to this increase were higher base management fees driven by higher levels of third-party assets under management. Partially offsetting these increases were the operating losses from warehousing activities. The consolidated warehoused private equity investments are not wholly owned by AIG and thus, a significant portion of the effect of consolidating these operating losses is offset in minority interest, which is not a component of operating income.
    AIG’s unaffiliated client assets under management, including retail mutual funds and institutional accounts, increased 26 percent to $94.2 billion at December 31, 2007 compared to December 31, 2006. Additionally, AIG Investments successfully launched several new private equity and real estate funds in 2007, which provide both a base management fee and the opportunity for future incentive fees.
AIG 2007 Form 10-K         87

American International Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

    While unaffiliated client assets under management and the resulting management fees continue to increase, the growth in operating income has trailed the growth in revenues due to the additional costs associated with warehousing activities as well as the costs associated with sales and infrastructure enhancements. The sales and infrastructure enhancements are associated with AIG’s planned expansion of marketing and distribution capabilities, combined with technology and operational infrastructure-related improvements.
2006 and 2005 Comparison
Operating income related to Institutional Asset Management increased in 2006 compared to 2005, primarily due to realized gains on real estate transactions as well as increased management fees. AIG’s unaffiliated client assets under management, including both retail mutual funds and institutional accounts, increased 21 percent from year-end 2005 to $75 billion, resulting in higher management fee income. Partially offsetting this growth were lower carried interest on private equity investments, and higher expenses related to the planned expansion of marketing and distribution capabilities, combined with technology and operational infrastructure-related enhancements.
Other Operations
The operating loss of AIG’s Other category for the years ended December 31, 2007, 2006 and 2005 was as follows:

(in millions)	2007	2006	2005

Other Operating Income (Loss):
Equity earnings in partially owned companies	$157	$193	$(124)
Interest expense	(1,223)	(859)	(541)
Unallocated corporate expenses*	(560)	(517)	(413)
Compensation expense — SICO Plans	(39)	(108)	(205)
Compensation expense — Starr tender offer	—	(54)	—
Net realized capital gains (losses)	(409)	(37)	269
Regulatory settlement costs	—	—	(1,644)
Other miscellaneous, net	(66)	(53)	(107)

Total Other	$(2,140)	$(1,435)	$(2,765)

*	Includes expenses of corporate staff not attributable to specific business segments, expenses related to efforts to improve internal controls, corporate initiatives and certain compensation plan expenses.
2007 and 2006 Comparison
The operating loss of AIG’s Other category increased in 2007 compared to 2006 reflecting higher interest expense that resulted from increased borrowings, higher unallocated corporate expenses and foreign exchange losses on foreign-denominated debt, a portion of which was economically hedged but did not qualify for hedge accounting treatment under FAS 133. In addition, Net realized capital gains (losses) in 2007 included an other-than-temporary impairment charge of $144 million related to an investment in a partially owned company and foreign exchange losses of $221 million on unhedged debt.
    The operating loss in 2006 for AIG’s Other category included an out of period charge of $61 million related to the SICO Plans and a one-time charge related to the Starr tender offer of $54 million. For a further discussion of these items, see Note 19 to Consolidated Financial Statements.
    In 2007, no compensation cost was recognized, and compensation cost recognized in 2006 was reversed, with respect to awards under the Partners Plan because the performance threshold was not met. The amounts earned under the AIG Partners Plan will be determined by the Compensation Committee in the first quarter of 2008.
    In order to better align financial reporting with the manner in which AIG’s chief operating decision makers manage their businesses, beginning in 2007, derivative gains and losses and foreign exchange transaction gains and losses for Asset Management and Financial Services entities (other than AIGFP) are now included in Asset Management and Financial Services revenues and operating income. These amounts were previously reported as part of AIG’s Other category. Prior period amounts have been revised to conform to the current presentation.
2006 and 2005 Comparison
Operating loss for AIG’s Other category declined in 2006 compared to 2005, reflecting the regulatory settlement costs of $1.6 billion in 2005, as described under Item 3. Legal Proceedings, offset by increased interest expense in 2006 as a result of increased borrowings by the parent holding company and realized capital losses of $37 million. These declines were partially offset by increased equity earnings in certain partially owned companies.
Capital Resources and Liquidity
At December 31, 2007, AIG had total consolidated shareholders’ equity of $95.8 billion and total consolidated borrowings of $176.0 billion. At that date, $67.9 billion of such borrowings were subsidiary borrowings not guaranteed by AIG.
    In 2007, AIG issued an aggregate of $5.6 billion of junior subordinated debentures in five series of securities. Substantially all of the proceeds from these sales, net of expenses, are being used to purchase shares of AIG’s common stock. A total of 76,361,209 shares were purchased during 2007.
88        AIG 2007 Form 10-K

American International Group, Inc. and Subsidiaries

Borrowings
Total borrowings at December 31, 2007 and 2006 were as follows:

(in millions)	2007	2006

Borrowings issued by AIG:
Notes and bonds payable	$14,588	$8,915
Junior subordinated debt	5,809	—
Loans and mortgages payable	729	841
MIP matched notes and bonds payable	14,267	5,468
Series AIGFP matched notes and bonds payable	874	72

Total AIG borrowings	36,267	15,296

Borrowings guaranteed by AIG:
AIGFP
GIAs	19,908	20,664
Notes and bonds payable	36,676	37,528
Loans and mortgages payable	1,384	—
Hybrid financial instrument liabilities(a)	7,479	8,856

Total AIGFP borrowings	65,447	67,048

AIG Funding, Inc. commercial paper	4,222	4,821

AIGLH notes and bonds payable	797	797

Liabilities connected to trust preferred stock	1,435	1,440

Total borrowings issued or guaranteed by AIG	108,168	89,402

Borrowings not guaranteed by AIG:
ILFC
Commercial paper	4,483	2,747
Junior subordinated debt	999	999
Notes and bonds payable(b)	25,737	25,592

Total ILFC borrowings	31,219	29,338

AGF
Commercial paper and extendible commercial notes	3,801	4,662
Junior subordinated debt	349	—
Notes and bonds payable	22,369	19,261

Total AGF borrowings	26,519	23,923

AIGCFG
Commercial paper	287	227
Loans and mortgages payable	1,839	1,453

Total AIGCFG borrowings	2,126	1,680

AIG Finance Taiwan Limited commercial paper	—	26

Other subsidiaries	775	672

Borrowings of consolidated investments:
A.I. Credit(c)	321	880
AIG Investments(d)	1,636	193
AIG Global Real Estate Investment(d)	5,096	2,307
AIG SunAmerica	186	203
ALICO	3	55

Total borrowings of consolidated investments	7,242	3,638

Total borrowings not guaranteed by AIG	67,881	59,277

Consolidated:
Total commercial paper and extendible commercial notes	$13,114	$13,363

Total long-term borrowings	162,935	135,316

Total borrowings	$176,049	$148,679

(a)	Represents structured notes issued by AIGFP that are accounted for using the fair value option.

(b)	Includes borrowings under Export Credit Facility of $2.5 billion and $2.7 billion at December 31, 2007 and 2006, respectively.

(c)	Represents commercial paper issued by a variable interest entity secured by receivables of A.I. Credit.

(d)	In 2007, increases in borrowings compared to 2006 were principally attributable to warehousing activities.
AIG 2007 Form 10-K         89

American International Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

At December 31, 2007 and 2006, AIG’s net borrowings amounted to $20.3 billion and $15.4 billion, respectively, as follows:

(in millions)	2007	2006

AIG’s total borrowings	$176,049	$148,679
Less:
Junior subordinated debt	5,809	—
Liabilities connected to trust preferred stock	1,435	1,440
MIP matched notes and bonds payable	14,267	5,468
Series AIGFP matched notes and bonds payable	874	72
AIGFP
GIAs	19,908	20,664
Notes and bonds payable	36,676	37,528
Loans and mortgages payable	1,384	—
Hybrid financial instrument liabilities*	7,479	8,856
Borrowings not guaranteed by AIG	67,881	59,277

AIG’s net borrowings	$20,336	$15,374

*	Represents structured notes issued by AIGFP that are accounted for at fair value.
A roll forward of long-term borrowings, excluding borrowings of consolidated investments, for the year ended December 31, 2007 is as follows:

	Balance at		Maturities	Effect of		Balance at
	December 31,		and	Foreign	Other	December 31,
(in millions)	2006	Issuances	Repayments	Exchange	Changes	2007

AIG
Notes and bonds payable	$8,915	$5,591	$(165)	$122	$125	$14,588
Junior subordinated debt	—	5,590	—	218	1	5,809
Loans and mortgages payable	841	600	(724)	12	—	729
MIP matched notes and bonds payable	5,468	8,092	—	(4)	711	14,267
Series AIGFP matched notes and bonds payable	72	810	(10)	—	2	874

AIGFP
GIAs	20,664	8,830	(10,172)	43	543	19,908
Notes and bonds payable and hybrid financial instrument liabilities	46,384	50,854	(53,540)	321	136	44,155
Loans and mortgages payable	—	1,388	(9)	9	(4)	1,384

AIGLH notes and bonds payable	797	—	—	—	—	797
Liabilities connected to trust preferred stock	1,440	—	—	—	(5)	1,435
ILFC notes and bonds payable	25,592	3,783	(3,938)	295	5	25,737
ILFC junior subordinated debt	999	—	—	—	—	999
AGF notes and bonds payable	19,261	7,481	(4,824)	255	196	22,369
AGF junior subordinated debt	—	349	—	—	—	349
AIGCFG loans and mortgages payable	1,453	3,941	(3,647)	98	(6)	1,839
Other subsidiaries	672	189	(189)	3	100	775

Total	$132,558	$97,498	$(77,218)	$1,372	$1,804	$156,014

AIG (Parent Company)
AIG intends to continue its customary practice of issuing debt securities from time to time to meet its financing needs and those of certain of its subsidiaries for general corporate purposes, as well as for the MIP. As of December 31, 2007, AIG had up to $17.5 billion of debt securities, preferred stock and other securities, and up to $12.0 billion of common stock, registered and available for issuance under its universal shelf registration statement.
    AIG maintains a medium-term note program under its shelf registration statement. As of December 31, 2007, approximately $7.3 billion principal amount of senior notes were outstanding under the medium-term note program, of which $3.2 billion was used for AIG’s general corporate purposes, $873 million was used by AIGFP (referred to as “Series AIGFP” in the preceding tables) and $3.2 billion was used to fund the MIP. The maturity dates of these notes range from 2008 to 2052. To the extent deemed appropriate, AIG may enter into swap transactions to manage its effective borrowing rates with respect to these notes.
    AIG also maintains a Euro medium-term note program under which an aggregate nominal amount of up to $20.0 billion of senior notes may be outstanding at any one time. As of December 31, 2007, the equivalent of $12.7 billion of notes were outstanding under the program, of which $9.8 billion were used to fund the MIP and the remainder was used for AIG’s general
90        AIG 2007 Form 10-K

American International Group, Inc. and Subsidiaries

corporate purposes. The aggregate amount outstanding includes $1.1 billion loss resulting from foreign exchange translation into U.S. dollars, of which $332 million loss relates to notes issued by AIG for general corporate purposes and $726 million loss relates to notes issued to fund the MIP. AIG has economically hedged the currency exposure arising from its foreign currency denominated notes.
    During 2007, AIG issued in Rule 144A offerings an aggregate of $3.0 billion principal amount of senior notes, of which $650 million was used to fund the MIP and $2.3 billion was used for AIG’s general corporate purposes.
    AIG maintains a shelf registration statement in Japan, providing for the issuance of up to Japanese Yen 300 billion principal amount of senior notes, of which the equivalent of $450 million was outstanding as of December 31, 2007 and was used for AIG’s general corporate purposes. AIG also maintains an Australian dollar debt program under which senior notes with an aggregate principal amount of up to 5 billion Australian dollars may be outstanding at any one time. Although as of December 31, 2007 there were no outstanding notes under the Australian program, AIG intends to use the program opportunistically to fund the MIP or for AIG’s general corporate purposes.
    During 2007, AIG issued an aggregate of $5.6 billion of junior subordinated debentures in five series of securities. Substantially all of the proceeds from these sales, net of expenses, are being used to repurchase shares of AIG’s common stock. In connection with each series of junior subordinated debentures, AIG entered into a Replacement Capital Covenant (RCC) for the benefit of the holders of AIG’s 6.25 percent senior notes due 2036. The RCCs provide that AIG will not repay, redeem, or purchase the applicable series of junior subordinated debentures on or before a specified date, unless AIG has received qualifying proceeds from the sale of replacement capital securities.
    In October 2007, AIG borrowed a total of $500 million on an unsecured basis pursuant to a loan agreement with a third-party bank. The entire amount of the loan remained outstanding at December 31, 2007 and matures in October 2008.
    AIG began applying hedge accounting for certain AIG parent transactions in the first quarter of 2007.
AIGFP
AIGFP uses the proceeds from the issuance of notes and bonds and GIA borrowings, as well as the issuance of Series AIGFP notes by AIG, to invest in a diversified portfolio of securities and derivative transactions. The borrowings may also be temporarily invested in securities purchased under agreements to resell. AIGFP’s notes and bonds include structured debt instruments whose payment terms are linked to one or more financial or other indices (such as an equity index or commodity index or another measure that is not considered to be clearly and closely related to the debt instrument). These notes contain embedded derivatives that otherwise would be required to be accounted for separately under FAS 133. Upon AIG’s early adoption of FAS 155, AIGFP elected the fair value option for these notes. The notes that are accounted for using the fair value option are reported separately under hybrid financial instrument liabilities. AIG guarantees the obligations of AIGFP under AIGFP’s notes and bonds and GIA borrowings. See Liquidity herein and Note 8 to Consolidated Financial Statements.
    AIGFP has a Euro medium-term note program under which an aggregate nominal amount of up to $20.0 billion of notes may be outstanding at any one time. As of December 31, 2007, $6.2 billion of notes were outstanding under the program. The notes issued under this program are guaranteed by AIG and are included in AIGFP’s notes and bonds payable in the table of total borrowings.
AIG Funding
AIG Funding, Inc. (AIG Funding) issues commercial paper that is guaranteed by AIG in order to help fulfill the short-term cash requirements of AIG and its subsidiaries. The issuance of AIG Funding’s commercial paper, including the guarantee by AIG, is subject to the approval of AIG’s Board of Directors or the Finance Committee of the Board if it exceeds certain pre-approved limits.
    As backup for the commercial paper program and for other general corporate purposes, AIG and AIG Funding maintain revolving credit facilities, which, as of December 31, 2007, had an aggregate of $9.3 billion available to be drawn and which are summarized below under Revolving Credit Facilities.
ILFC
ILFC fulfills its short-term cash requirements through operating cash flows and the issuance of commercial paper. The issuance of commercial paper is subject to the approval of ILFC’s Board of Directors and is not guaranteed by AIG. ILFC maintains syndicated revolving credit facilities which, as of December 31, 2007, totaled $6.5 billion and which are summarized below under Revolving Credit Facilities. These facilities are used as back up for ILFC’s maturing debt and other obligations.
    As a well-known seasoned issuer, ILFC has filed an automatic shelf registration statement with the SEC allowing ILFC immediate access to the U.S. public debt markets. At December 31, 2007, $4.7 billion of debt securities had been issued under this registration statement and $5.9 billion had been issued under a prior registration statement. In addition, ILFC has a Euro medium- term note program for $7.0 billion, under which $3.8 billion in notes were outstanding at December 31, 2007. Notes issued under the Euro medium-term note program are included in ILFC notes and bonds payable in the preceding table of borrowings. The cumulative foreign exchange adjustment loss for the foreign currency denominated debt resulting from the effect of hedging activities that did not qualify for hedge accounting treatment under FAS 133 was $969 million at December 31, 2007 and $733 million at December 31, 2006. ILFC has substantially eliminated the currency exposure arising from foreign currency denominated notes by economically hedging the portion of the note exposure not already offset by Euro-denominated operating lease payments.
    ILFC had a $4.3 billion Export Credit Facility for use in connection with the purchase of approximately 75 aircraft delivered through 2001. This facility was guaranteed by various European Export Credit Agencies. The interest rate varies from
AIG 2007 Form 10-K         91

American International Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

5.75 percent to 5.90 percent on these amortizing ten-year borrowings depending on the delivery date of the aircraft. At December 31, 2007, ILFC had $664 million outstanding under this facility. The debt is collateralized by a pledge of the shares of a subsidiary of ILFC, which holds title to the aircraft financed under the facility.
    In May 2004, ILFC entered into a similarly structured Export Credit Facility for up to a maximum of $2.6 billion for Airbus aircraft to be delivered through May 31, 2005. The facility was subsequently increased to $3.6 billion and extended to include aircraft to be delivered through May 31, 2008. The facility becomes available as the various European Export Credit Agencies provide their guarantees for aircraft based on a nine-month forward-looking calendar, and the interest rate is determined through a bid process. At December 31, 2007, ILFC had $1.9 billion outstanding under this facility. Borrowings with respect to these facilities are included in ILFC’s notes and bonds payable in the preceding table of borrowings. The debt is collateralized by a pledge of shares of a subsidiary of ILFC, which holds title to the aircraft financed under the facility.
    From time to time, ILFC enters into funded financing agreements. As of December 31, 2007, ILFC had a total of $1.1 billion outstanding, which has varying maturities through February 2012. The interest rates are LIBOR-based, with spreads ranging from 0.30 percent to 1.625 percent.
    The proceeds of ILFC’s debt financing are primarily used to purchase flight equipment, including progress payments during the construction phase. The primary sources for the repayment of this debt and the interest expense thereon are the cash flow from operations, proceeds from the sale of flight equipment and the rollover and refinancing of the prior debt. AIG does not guarantee the debt obligations of ILFC. See also Liquidity herein.
AGF
AGF fulfills most of its short-term cash borrowing requirements through the issuance of commercial paper. The issuance of commercial paper is subject to the approval of AGF’s Board of Directors and is not guaranteed by AIG. AGF maintains committed syndicated revolving credit facilities which, as of December 31, 2007, totaled $4.8 billion and which are summarized below under Revolving Credit Facilities. The facilities can be used for general corporate purposes and to provide backup for AGF’s commercial paper programs.
    In January 2007, AGF issued junior subordinated debentures in an aggregate principal amount of $350 million that mature in January 2067. The debentures underlie a series of trust preferred securities sold by a trust sponsored by AGF in a Rule 144A/ Regulation S offering. AGF can redeem the debentures at par beginning in January 2017.
    As of December 31, 2007, notes and bonds aggregating $22.4 billion were outstanding with maturity dates ranging from 2008 to 2031 at interest rates ranging from 1.94 percent to 8.45 percent. To the extent deemed appropriate, AGF may enter into swap transactions to manage its effective borrowing rates with respect to these notes and bonds. As a well-known seasoned issuer, AGF filed an automatic shelf registration statement with the SEC allowing AGF immediate access to the U.S. public debt markets. At December 31, 2007, AGF had remaining corporate authorization to issue up to $8.1 billion of debt securities under its shelf registration statements.
    AGF’s funding sources include a medium-term note program, private placement debt, retail note issuances, bank financing and securitizations of finance receivables that AGF accounts for as on-balance-sheet secured financings. In addition, AGF has become an established issuer of long-term debt in the international capital markets.
    In addition to debt refinancing activities, proceeds from the collection of finance receivables are used to fund cash needs including the payment of principal and interest on AGF’s debt. AIG does not guarantee any of the debt obligations of AGF. See also Liquidity.
AIGCFG
AIGCFG has a variety of funding mechanisms for its various markets, including retail and wholesale deposits, short and long-term bank loans, securitizations and intercompany subordinated debt. AIG Credit Card Company (Taiwan), a consumer finance business in Taiwan, and AIG Retail Bank PLC, a full service consumer bank in Thailand, have issued commercial paper for the funding of their respective operations. AIG does not guarantee any borrowings for AIGCFG businesses, including this commercial paper.
92        AIG 2007 Form 10-K

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
As of December 31, 2007 (in millions)

					One-Year
			Available		Term-Out
Facility	Size	Borrower(s)	Amount	Expiration	Option

AIG:
364-Day Syndicated Facility	$2,125	AIG/AIG Funding(a) AIG Capital Corporation(a)	$2,125	July 2008	Yes
5-Year Syndicated Facility	1,625	AIG/AIG Funding(a) AIG Capital Corporation(a)	1,625	July 2011	No
364-Day Bilateral Facility (b)	3,200	AIG/AIG Funding	210	December 2008	Yes
364-Day Intercompany Facility(c)	5,335	AIG	5,335	September 2008	Yes

Total AIG	$12,285		$9,295

ILFC:
5-Year Syndicated Facility	$2,500	ILFC	$2,500	October 2011	No
5-Year Syndicated Facility	2,000	ILFC	2,000	October 2010	No
5-Year Syndicated Facility	2,000	ILFC	2,000	October 2009	No

Total ILFC	$6,500		$6,500

AGF:
364-Day Syndicated Facility	$2,625	American General Finance Corporation American General Finance, Inc.(d)	$2,625	July 2008	Yes
5-Year Syndicated Facility	2,125	American General Finance Corporation	2,125	July 2010	No

Total AGF	$4,750		$4,750

(a)	Guaranteed by AIG.

(b)	This facility can be drawn in the form of loans or letters of credit. All drawn amounts shown above are in the form of letters of credit.

(c)	Subsidiaries of AIG are the lenders on this facility.

(d)	American General Finance, Inc. is an eligible borrower for up to $400 million only.
Credit Ratings
The cost and availability of unsecured financing for AIG and its subsidiaries are generally dependent on their short-and long-term debt ratings. The following table presents the credit ratings of AIG and certain of its subsidiaries as of February 15, 2008. In parentheses, following the initial occurrence in the table of each rating, is an indication of that rating’s relative rank within the agency’s rating categories. That ranking refers only to the generic or major rating category and not to the modifiers appended to the rating by the rating agencies to denote relative position within such generic or major category.

	Short-term Debt			Senior Long-term Debt

	Moody’s	S&P	Fitch	Moody’s(a)	S&P(b)	Fitch(c)

AIG	P-1 (1st of 3)	A-1+ (1st of 6)	F1+ (1st of 5)	Aa2(e) (2nd of 9)	AA (2nd of 8) (f)	AA (2nd of 9)(h)
AIG Financial Products Corp.(d)	P-1	A-1+	—	Aa2(e)	AA(f)	—
AIG Funding, Inc. (d)	P-1	A-1+	F1+	—	—	—
ILFC	P-1	A-1+	F1 (1st of 5)	A1 (3rd of 9)	AA- (2nd of 8) (g)	A+ (3rd of 9)(h)
American General Finance Corporation	P-1	A-1 (1st of 6)	F1	A1	A+ (3rd of 8)	A+(h)
American General Finance, Inc.	P-1	A-1	F1	—	—	A+(h)

(a)	Moody’s Investors Service (Moody’s) appends numerical modifiers 1, 2 and 3 to the generic rating categories to show relative position within rating categories.

(b)	Standard & Poor’s, a division of the McGraw-Hill Companies (S&P) ratings may be modified by the addition of a plus or minus sign to show relative standing within the major rating categories.

(c)	Fitch Ratings (Fitch) ratings may be modified by the addition of a plus or minus sign to show relative standing within the major rating categories.

(d)	AIG guarantees all obligations of AIG Financial Products Corp. and AIG Funding, Inc.

(e)	Negative rating outlook on Senior Unsecured Debt Ratings. A negative outlook by Moody’s indicates that a rating may be lowered but is not necessarily a precursor of a ratings change.

(f)	Negative rating outlook on Counterparty Credit Ratings. A negative outlook by S&P indicates that a rating may be lowered but is not necessarily a precursor of a ratings change.

(g)	Negative rating outlook on Corporate Credit Rating. A negative outlook by S&P indicates that a rating may be lowered but is not necessarily a precursor of a ratings change.

(h)	Issuer Default and Senior Unsecured Debt Ratings on Rating Watch Negative. Rating Watch Negative indicates that a rating has been placed on active rating watch status.
AIG 2007 Form 10-K         93

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
    It is estimated that, as of the close of business on February 14, 2008, based on AIGFP’s outstanding municipal GIAs and financial derivatives transactions as of such date, a downgrade of AIG’s long-term senior debt ratings to ‘Aa3’ by Moody’s or ‘AA – ’ by S&P would permit counterparties to call for approximately $1.39 billion of collateral. Further, additional downgrades could result in requirements for substantial additional collateral, which could have a material effect on how AIGFP manages its liquidity. The actual amount of additional collateral that AIGFP would be required to post to counterparties in the event of such downgrades depends on market conditions, the fair value of the outstanding affected transactions and other factors prevailing at the time of the downgrade. Additional obligations to post collateral would increase the demand on AIGFP’s liquidity.
94        AIG 2007 Form 10-K

American International Group, Inc. and Subsidiaries

Contractual Obligations
Contractual obligations in total, and by remaining maturity at December 31, 2007 were as follows:

		Payments due by Period

	Total	Less Than	1-3	3+-5	Over Five
(in millions)	Payments	One Year	Years	Years	Years

Borrowings(a)	$156,014	$43,891	$32,261	$26,032	$53,830
Interest payments on borrowings	83,551	5,326	8,899	7,073	62,253
Loss reserves(b)	85,500	23,513	26,078	12,397	23,512
Insurance and investment contract liabilities (c)	645,583	32,359	42,768	42,282	528,174
GIC liabilities(d)	29,797	9,266	8,052	3,458	9,021
Aircraft purchase commitments	20,104	4,174	3,852	2,095	9,983
Operating leases	4,426	747	1,041	693	1,945
Other purchase obligations(e)	1,091	1,056	35	—	—

Total(f)	$1,026,066	$120,332	$122,986	$94,030	$688,718

(a)	Excludes commercial paper and borrowings incurred by consolidated investments and includes hybrid financial instrument liabilities recorded at fair value.

(b)	Represents future loss and loss adjustment expense payments estimated based on historical loss development payment patterns. Due to the significance of the assumptions used, the periodic amounts presented could be materially different from actual required payments.

(c)	Insurance and investment contract liabilities include various investment-type products with contractually scheduled maturities, including periodic payments of a term certain nature. Insurance and investment contract liabilities also include benefit and claim liabilities, of which a significant portion represents policies and contracts that do not have stated contractual maturity dates and may not result in any future payment obligations. For these policies and contracts (i) AIG is currently not making payments until the occurrence of an insurable event, such as death or disability, (ii) payments are conditional on survivorship, or (iii) payment may occur due to a surrender or other non-scheduled event out of AIG’s control. AIG has made significant assumptions to determine the estimated undiscounted cash flows of these contractual policy benefits, which assumptions include mortality, morbidity, future lapse rates, expenses, investment returns and interest crediting rates, offset by expected future deposits and premium on in-force policies. Due to the significance of the assumptions used, the periodic amounts presented could be materially different from actual required payments. The amounts presented in this table are undiscounted and therefore exceed the future policy benefits and policyholder contract deposits included in the balance sheet.

(d)	Represents guaranteed maturities under GICs.

(e)	Includes a $1.0 billion commitment to purchase shares under AIG’s share repurchase program which was paid in January 2008 and options to acquire aircraft.

(f)	Does not reflect unrecognized tax benefits of $1.3 billion, the timing of which is uncertain. However, it is reasonably possible that $50 million to $150 million may become payable during 2008. See Note 21 to Consolidated Financial Statements for a discussion on unrecognized tax benefits.
Off Balance Sheet Arrangements and Commercial Commitments
Off Balance Sheet Arrangements and Commercial Commitments in total, and by remaining maturity at December 31, 2007 were as follows:

		Amount of Commitment Expiration

	Total Amounts	Less Than	1-3	3+-5	Over Five
(in millions)	Committed	One Year	Years	Years	Years

Guarantees:
Liquidity facilities(a)	$2,495	$8	$8	$1,503	$976
Standby letters of credit	1,713	1,485	42	38	148
Construction guarantees(b)	687	—	—	—	687
Guarantees of indebtedness	1,124	106	83	500	435
All other guarantees	767	249	8	35	475
Commitments:
Investment commitments(c)	9,071	3,527	3,604	1,684	256
Commitments to extend credit	1,325	496	591	238	—
Letters of credit	1,196	910	6	121	159
Investment protection agreements(d)	11,991	3,088	2,094	855	5,954
Maturity shortening puts(e)	2,333	1,234	1,099	—	—
Other commercial commitments	1,269	114	111	83	961

Total(f)	$33,971	$11,217	$7,646	$5,057	$10,051

(a)	Primarily liquidity facilities provided in connection with certain municipal swap transactions and collateralized bond obligations.

(b)	Primarily AIG SunAmerica construction guarantees connected to affordable housing investments.

(c)	Includes commitments to invest in limited partnerships, private equity, hedge funds and mutual funds and commitments to purchase and develop real estate in the United States and abroad.

(d)	Written generally with respect to investments in hedge funds and funds of hedge funds.

(e)	Represents obligations under 2a-7 Puts to purchase certain multi-sector CDOs at pre-determined contractual prices.

(f)	Excludes commitments with respect to pension plans. The annual pension contribution for 2008 is expected to be approximately $118 million for U.S. and non-U.S. plans.
AIG 2007 Form 10-K         95

American International Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

Arrangements with Variable Interest Entities
AIG enters into various off-balance-sheet (unconsolidated) arrangements with variable interest entities (VIEs) in the normal course of business. AIG’s involvement with VIEs ranges from being a passive investor to designing and structuring, warehousing and managing the collateral of VIEs. AIG engages in transactions with VIEs as part of its investment activities to obtain funding and to facilitate client needs. AIG purchases debt securities (rated and unrated) and equity interests issued by VIEs, makes loans and provides other credit support to VIEs, enters into insurance, reinsurance and derivative transactions and leasing arrangements with VIEs, and acts as the warehouse agent and collateral manager for VIEs.
    Under FIN 46(R), AIG consolidates a VIE when it is the primary beneficiary of the entity. The primary beneficiary is the party that either (i) absorbs a majority of the VIE’s expected losses; (ii) receives a majority of the VIE’s expected residual returns; or (iii) both. For a further discussion of AIG’s involvement with VIEs, see Note 7 of Notes to Consolidated Financial Statements.
    A significant portion of AIG’s overall exposure to VIEs results from AIG Investment’s real estate and investment funds.
    In certain instances, AIG Investments acts as the collateral manager or general partner of an investment fund, private equity fund or hedge fund. Such entities are typically registered investment companies or qualify for the specialized investment company accounting in accordance with the AICPA Investment Company Audit and Accounting Guide. For investment partnerships, hedge funds and private equity funds, AIG acts as the general partner or manager of the fund and is responsible for carrying out the investment mandate of the VIE. Often, AIG’s insurance operations participate in these AIG managed structures as a passive investor in the debt or equity issued by the VIE. Typically, AIG does not provide any guarantees to the investors in the VIE.
________________________________________________________________________________
The following table summarizes, by investment activity, AIG’s involvement with VIEs. Maximum exposure to loss, as detailed in the table below, is considered to be the notional amount of credit lines, guarantees and other credit support, and liquidity facilities, notional amounts of credit default swaps and certain total return swaps, and the amount invested in the debt or equity issued by the VIEs.

		Primary		Significant Variable
		Beneficiary		Interest Holder*
(As of December 31,)
					Maximum
				Total	Exposure
		Total Assets		Assets	to Loss

(in billions)		2007	2006	2007	2007

Description
	Real estate and investment funds	$21.7	$6.1	$139.0	$18.5
	Tax planning VIEs	0.5	1.4	12.1	6.3
	CLOs/ CDOs/ CBOs	0.4	—	107.8	9.7
	Affordable housing partnerships	2.7	—	0.9	0.9
	Other	1.7	1.6	15.3	9.2

Total		$27.0	$9.1	$275.1	$44.6

*	Includes $2.4 billion of assets held in an unconsolidated SIV sponsored by AIGFP in 2007. As of December 31, 2007, AIGFP’s invested assets included $1.7 billion of securities purchased under agreements to resell, commercial paper and medium-term and capital notes issued by this entity.
    Following is additional information concerning AIG’s involvement with collateralized debt obligations and its structured investment vehicle.
Collateralized Debt Obligations
In the normal course of its asset management operations, AIG manages or sponsors CDOs which issue debt and equity interests sold to third party investors. AIG’s subsidiaries also invest in the debt and equity securities issued by these CDOs as part of their normal investment activities. AIG also invests in and manages CDOs sponsored by third parties, warehouses assets prior to the establishment of and sale of the warehoused assets to a CDO, enters into derivative contracts with CDOs, including credit default swaps, and acts as an asset manager to CDOs.
    Categories of assets owned by these CDOs include residential and commercial mortgage and other asset-backed securities, corporate loans, high-yield and high-grade loans and bonds, and credit default contracts, among other assets, that have ratings ranging from AAA to unrated. AIGFP’s portfolio of multi-sector CDOs and, to a lesser extent, certain AIG insurance subsidiaries’ direct investments in CDOs, have experienced some downgrades within their asset portfolios. AIG does not expect that it will have to consolidate any of these structures.
    These CDOs typically are funded with commercial paper, medium and long-term financing and equity with ratings that range from AAA to unrated. AIG has no obligation to purchase, and has not purchased, any commercial paper issued by these CDOs or provided any support to these CDOs in obtaining financing, and does not intend to do so. However, AIGFP has written the 2a-7 Puts which are included as part of its multi-sector credit default swap portfolio. Under the terms of these securities the holders are permitted or required, in certain circumstances, on a regular basis to tender their securities to the issuers at par. If an issuer’s remarketing agent is unable to resell
96        AIG 2007 Form 10-K

American International Group, Inc. and Subsidiaries

the securities so tendered within the maximum interest rate spread range specified in the terms of the securities, AIGFP must purchase the securities at par as long as the securities have not experienced a default. During 2007, AIGFP purchased securities with a principal amount of approximately $754 million in connection with these obligations. In respect of certain of the 2a-7 Puts, AIGFP has contracted with third parties to provide liquidity for the securities if they are put to AIGFP for up to a three-year period. Such liquidity facilities totaled approximately $3 billion at December 31, 2007. As of February 26, 2008, AIGFP has not utilized these liquidity facilities. At December 31, 2007, AIGFP had approximately $6.5 billion of notional exposure on these 2a-7 Puts.
Structured Investment Vehicle
AIGFP sponsors one unconsolidated SIV that invests in variable rate, investment-grade debt securities with a weighted average remaining life of four years at December 31, 2007. Assets of the SIV totaled $2.4 billion at December 31, 2007. Approximately $31.9 million of these assets have been downgraded one notch from Aa3/AA- to A1/A+ by Moody’s and S&P, respectively, since the purchase of these assets by the SIV. The SIV funds its assets by issuing secured financing, commercial paper, and medium-term notes that had a weighted-average remaining life of less than six months at December 31, 2007. The mismatch between the weighted average remaining life of the SIV’s assets and liabilities has been removed through the funding support from AIGFP described in the next paragraph. The SIV also issued approximately $300 million of capital notes originally rated Baa2 and BBB by Moody’s and S&P, respectively, and subsequently downgraded in 2007 to B3 and BB- (credit watch negative), respectively, of which AIGFP owns 12 percent.
    At December 31, 2007, AIGFP had $1.7 billion of balance sheet exposure to this SIV representing investments in securities purchased under agreements to resell, commercial paper, and medium-term and capital notes. During the credit market disruptions during the last half of 2007, the SIV experienced difficulty attracting purchasers for its commercial paper and medium-term notes. In January 2008, AIGFP agreed to provide funding support to the SIV, as necessary, to allow the SIV to redeem its commercial paper and medium-term notes as they become due. Moody’s affirmed the SIV’s senior debt ratings of Aaa. S&P affirmed the SIV’s long term issuer credit rating of AAA with a negative outlook and downgraded its capital notes from BB-to CCC- and this rating remains on credit watch negative. AIG does not believe its management of, and current or future investments in, the SIV could have any effect on AIG’s debt ratings under any circumstances.
Shareholders’ Equity
The changes in AIG’s consolidated shareholders’ equity during 2007 and 2006 follows:

(in millions)	2007	2006

Beginning of year	$101,677	$86,317
Net income	6,200	14,048
Unrealized appreciation (depreciation) of investments, net of tax	(5,708)	1,735
Cumulative translation adjustment, net of tax	1,185	936
Dividends to shareholders	(1,964)	(1,690)
Payments advanced to purchase shares, net	(912)	—
Share purchases	(5,104)	—
Other*	427	331

End of year	$95,801	$101,677

*	Reflects the effects of employee stock transactions and cumulative effect of accounting changes.
    As indicated in the table above, a significant portion of the 2007 decrease in AIG’s consolidated equity during 2007 was the result of share purchases, substantially all of which were funded from the issuance of hybrid debt securities. The effect of these transactions was to replace high cost equity securities (common stock) with cost efficient hybrid securities, a substantial portion of which is treated as equity capital for the purpose of rating agency leverage calculations.
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
Share Repurchases
From time to time, AIG may buy shares of its common stock for general corporate purposes, including to satisfy its obligations under various employee benefit plans. In February 2007, AIG’s Board of Directors increased AIG’s share repurchase program by authorizing the purchase of shares with an aggregate purchase price of $8 billion. In November 2007, AIG’s Board of Directors authorized the purchase of an additional $8 billion in common stock. From March through December 31, 2007, AIG entered into structured share repurchase arrangements providing for the purchase of shares over time with an aggregate purchase price of
AIG 2007 Form 10-K         97

American International Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

$7 billion, including a $1.0 billion commitment entered into in December 2007 but not funded until January 2008.
    A total of 76,361,209 shares were purchased during 2007. The portion of the payments advanced by AIG under the structured share repurchase arrangements that had not yet been utilized to repurchase shares at December 31, 2007, amounting to $912 million, has been recorded as a component of shareholders’ equity under the caption, Payments advanced to purchase shares. Purchases have continued subsequent to December 31, 2007, with an additional 12,196,187 shares purchased from January 1 through February 15, 2008. All shares purchased are recorded as treasury stock at cost.
    At February 15, 2008, $10.25 billion was available for purchases under the aggregate authorization. AIG does not expect to purchase additional shares under its share repurchase program for the foreseeable future, other than to meet commitments that existed at December 31, 2007.
Dividends from Insurance Subsidiaries
Payments of dividends to AIG by its insurance subsidiaries are subject to certain restrictions imposed by regulatory authorities. With respect to AIG’s domestic insurance subsidiaries, the payment of any dividend requires formal notice to the insurance department in which the particular insurance subsidiary is domiciled. Under the laws of many states, an insurer may pay a dividend without prior approval of the insurance regulator when the amount of the dividend is below certain regulatory thresholds. Other foreign jurisdictions, notably Bermuda, Japan, Hong Kong, Taiwan, the U.K., Thailand and Singapore, may restrict the ability of AIG’s foreign insurance subsidiaries to pay dividends. Largely as a result of these restrictions, approximately 81 percent of the aggregate equity of AIG’s consolidated subsidiaries was restricted from immediate transfer to AIG parent at December 31, 2007. See Regulation and Supervision herein. AIG cannot predict how recent regulatory investigations may affect the ability of its regulated subsidiaries to pay dividends. To AIG’s knowledge, no AIG company is currently on any regulatory or similar “watch list” with regard to solvency. See also Liquidity herein, Note 12 to Consolidated Financial Statements and Item 1A. Risk Factors — Liquidity.
Regulation and Supervision
AIG’s insurance subsidiaries, in common with other insurers, are subject to regulation and supervision by the states and jurisdictions in which they do business. In the United States, the NAIC has developed Risk-Based Capital (RBC) requirements. RBC relates an individual insurance company’s statutory surplus to the risk inherent in its overall operations.
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
    In connection with the filing of the 2005 statutory financial statements for AIG’s Domestic General Insurance companies, AIG agreed with the relevant state insurance regulators on the statutory accounting treatment of various items. The regulatory authorities have also permitted certain of the domestic and foreign insurance subsidiaries to support the carrying value of their investments in certain non-insurance and foreign insurance subsidiaries by utilizing the AIG audited consolidated financial statements to satisfy the requirement that the U.S. GAAP-basis equity of such entities be audited. In addition, the regulatory authorities have permitted the Domestic General Insurance companies to utilize audited financial statements prepared on a basis of accounting other than U.S. GAAP to value investments in joint ventures, limited partnerships and hedge funds. AIG has received similar permitted practices authorizations from insurance regulatory authorities in connection with the 2007 and 2006 statutory financial statements. These permitted practices did not affect the Domestic General Insurance companies’ compliance with minimum regulatory capital requirements.
    Statutory capital of each company continued to exceed minimum company action level requirements following the adjustments, but AIG nonetheless contributed an additional $750 million of capital into American Home effective September 30, 2005 and contributed a further $2.25 billion of capital in February 2006 for a total of approximately $3 billion of capital into Domestic General Insurance subsidiaries effective December 31, 2005. To enhance their current capital positions, AIG suspended dividends from the DBG companies from the fourth quarter 2005 through 2006, dividend payments resumed in the first quarter of 2007. AIG believes it has the capital resources and liquidity to fund any necessary statutory capital contributions.
    As discussed under Item 3. Legal Proceedings, various regulators have commenced investigations into certain insurance business practices. In addition, the OTS and other regulators routinely conduct examinations of AIG and its subsidiaries, including AIG’s consumer finance operations. AIG cannot predict the ultimate effect that these investigations and examinations, or any additional regulation arising therefrom, might have on its business. Federal, state or local legislation may affect AIG’s ability to operate and expand its various financial services businesses, and changes in the current laws, regulations or interpretations thereof may have a material adverse effect on these businesses.
    AIG’s U.S. operations are negatively affected under guarantee fund assessment laws which exist in most states. As a result of operating in a state which has guarantee fund assessment laws, a solvent insurance company may be assessed for certain obligations arising from the insolvencies of other insurance companies which operated in that state. AIG generally records these assessments upon notice. Additionally, certain states permit at least a portion of the assessed amount to be used as a credit against a company’s future premium tax liabilities. Therefore, the ultimate net assessment cannot reasonably be estimated. The guarantee fund assessments net of credits recognized
98        AIG 2007 Form 10-K

American International Group, Inc. and Subsidiaries

in 2007, 2006 and 2005, respectively, were $87 million, $97 million and $124 million.
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
Liquidity
AIG manages liquidity at both the subsidiary and parent company levels. At December 31, 2007, AIG’s consolidated invested assets included $65.6 billion in cash and short-term investments. Consolidated net cash provided from operating activities in 2007 amounted to $35.2 billion. At both the subsidiary and parent company level, liquidity management activities are intended to preserve and enhance funding stability, flexibility, and diversity through a wide range of potential operating environments and market conditions.
    As a result of market disruption in the credit markets, AIG took steps to enhance the liquidity of its portfolios. Cash and short-term investments increased in all of AIG’s major operating segments. In addition, AIG created an interdisciplinary Liquidity Risk Committee to measure, monitor, control and aggregate liquidity risks across AIG. While this Committee’s responsibilities are broad, the Committee’s initial focus is on portfolios with shorter-term contractual liabilities, such as securities lending in the United States and retail deposit-like products in the United Kingdom.
    Management believes that AIG’s liquid assets, cash provided by operations and access to the capital markets will enable it to meet its anticipated cash requirements, including the funding of increased dividends under AIG’s current dividend policy. See also Item 1A. Risk Factors — Liquidity and Risk Management herein.
Insurance Operations
Insurance operating cash flow is derived from two sources, underwriting operations and investment operations. Cash flow from underwriting operations includes collections of periodic premiums and policyholders’ contract deposits, and paid loss recoveries, less reinsurance premiums, losses, benefits, and acquisition and operating expenses. Generally, there is a time lag from when premiums are collected and losses and benefits are paid. Investment cash flow is primarily derived from interest and dividends received and includes realized capital gains net of realized capital losses.
    Liquid assets include cash and short-term investments, fixed maturities that are not designated as held to maturity, and publicly traded equity securities. At December 31, 2007 and 2006, AIG’s insurance operations had liquid assets of $476.1 billion and $428.4 billion, respectively. The portion of liquid assets comprised of cash and short-term investments was $45.5 billion and $19.9 billion at December 31, 2007 and 2006, respectively. At December 31, 2007, $380.9 billion, or 95 percent of the fixed maturity investments that were not designated as held to maturity in AIG’s insurance company general account portfolios were rated investment grade. Given the size and liquidity profile of AIG’s investment portfolios, AIG believes that deviations from its projected claim experience do not constitute a significant liquidity risk. AIG’s asset/liability management process takes into account the expected maturity of investments and expected benefit payments and policy surrenders as well as the specific nature and risk profile of these liabilities. Historically, there has been no significant variation between the expected maturities of AIG’s investments and the payment of claims.
    See also Operating Review — General Insurance Operations — General Insurance Net Investment Income and Life Insurance & Retirement Services Operations — Life Insurance & Retirement Services Net Investment Income and Realized Capital Gains (Losses) herein.
General Insurance
General Insurance operating cash flow is derived from underwriting and investment activities. With respect to General Insurance operations, if paid losses accelerated beyond AIG’s ability to fund such paid losses from current operating cash flows, AIG might need to liquidate a portion of its General Insurance investment portfolio and/or arrange for financing. A liquidity strain could result from the occurrence of several significant catastrophic events in a relatively short period of time. Additional strain on liquidity could occur if the investments liquidated to fund such paid losses were sold into a depressed market place and/or reinsurance recoverable on such paid losses became uncollectible or collateral supporting such reinsurance recoverable significantly decreased in value.
AIG 2007 Form 10-K         99

American International Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

Life Insurance & Retirement Services
Life Insurance & Retirement Services operating cash flow is derived from underwriting and investment activities. If a substantial portion of the Life Insurance & Retirement Services operations bond portfolio diminished significantly in value and/or defaulted, AIG might need to liquidate other portions of its Life Insurance & Retirement Services investment portfolio and/or arrange financing. Possible events causing such a liquidity strain could include economic collapse of a nation or region in which Life Insurance & Retirement Services operations exist, nationalization, catastrophic terrorist acts, or other economic or political upheaval. In addition, a significant rise in interest rates in a particular region or regions leading to a major increase in policyholder surrenders could also create a liquidity strain.
Financial Services
AIG’s major Financial Services operating subsidiaries consist of AIGFP, ILFC, AGF and AIGCFG. Sources of funds considered in meeting the liquidity needs of AIGFP’s operations include GIAs, issuance of long- and short-term debt, proceeds from maturities, sales of securities available for sale and securities and spot commodities leased or sold under repurchase agreements. ILFC, AGF and AIGCFG utilize the commercial paper markets, bank loans and bank credit facilities as sources of liquidity. ILFC and AGF also fund in the domestic and international capital markets without reliance on any guarantee from AIG. An additional source of liquidity for ILFC is the use of export credit facilities. AIGCFG also uses wholesale and retail bank deposits as sources of funds. On occasion, AIG has provided equity capital to ILFC, AGF and AIGCFG and provides intercompany loans to AIGCFG.
    Financial Services liquidity could be impaired by an inability to access the capital markets or by collateral calls. The credit default swaps written by AIGFP on super senior tranches of multi-sector CDOs require, in most cases, physical settlement following an event constituting a failure to pay in respect of the underlying super senior CDO securities. The majority of the other credit default swaps are cash settled, whereby AIGFP would be required upon an event constituting a failure to pay in respect of the underlying super senior CDO securities to make cash payments to the counterparty equal to any actual losses that attach to the super senior risk layer, rather than to purchase the reference obligation. Additionally, certain of the credit default swaps are subject to collateral call provisions. In the case of such swaps written on CDOs, the amount of the collateral to be posted is determined based on the value of the CDO securities referenced in the documentation for the credit default swaps.
Asset Management
Asset Management’s sources of funds include cash flows from investment management fees, carried interest and returns on various investments. These investments are financed through the issuance of AIG debt in the MIP, the issuance of GICs and funding from AIG. From time to time, AIG Investments utilizes temporary debt funding from AIG primarily to acquire warehoused investments. Subsequent to the initial investment, there are generally no liquidity demands with respect to these warehoused investments. To the extent adverse market conditions prevent AIG Investments from transferring or otherwise divesting these warehoused investments, repayment of the temporary equity funding provided by AIG would be delayed until the investment is transferred or otherwise divested.
    AIG Investments incurs expenses associated with cash outflows from the operation of its business, including costs related to portfolio management and related back and middle office costs. In addition, cash is used in association with investment warehousing activities wherein AIG Investments funds and temporarily holds an investment until transferred, sold or otherwise divested.
    Cash needs for the Spread-Based Investment business are principally the result of GIC maturities. Significant blocks of the GIC portfolio will mature over the next five years. AIG utilizes asset liability matching to control liquidity risks associated with this business. In addition, AIG believes that its products incorporate certain restrictions which encourage persistency, limiting the magnitude of unforeseen early surrenders in the GIC portfolio.
    Liquidity for Asset Management operations can be affected by significant credit or geopolitical events that might cause a delay in fund closings, securitizations or an inability of AIG’s clients to fund their capital commitments.
AIG (Parent Company)
The liquidity of the parent company is principally derived from its subsidiaries. The primary sources of cash flow are dividends and other payments from its regulated and unregulated subsidiaries, as well as issuance of debt securities. Primary uses of cash flow are for debt service, subsidiary funding, shareholder dividend payments and common stock repurchases. In 2007, AIG parent collected $4.9 billion in dividends and other payments from subsidiaries (primarily from insurance company subsidiaries), issued $11.7 billion of debt and retired $865 million of debt, excluding MIP and Series AIGFP debt. AIG parent also advanced $6 billion for structured share repurchase arrangements. Excluding MIP and Series AIGFP debt, AIG parent made interest payments totaling $550 million, made $5.90 billion in capital contributions to subsidiaries, and paid $1.93 billion in dividends to shareholders in 2007. In February 2008, AIG contributed approximately $445 million in the form of forgiveness of Federal income tax recoverables to certain domestic general insurance subsidiaries and $500 million to certain domestic life insurance subsidiaries, both effective December 31, 2007.
    AIG parent funds its short-term working capital needs through commercial paper issued by AIG Funding. As of December 31, 2007, AIG Funding had $4.2 billion of commercial paper outstanding with an average maturity of 29 days. As additional liquidity, AIG parent and AIG Funding maintain committed revolving credit facilities that, as of December 31, 2007, had an aggregate of $9.3 billion available to be drawn, and which are summarized above under Revolving Credit Facilities.
    At the parent company level, liquidity management activities are conducted in a manner intended to preserve and enhance funding stability, flexibility, and diversity through the full range of
100        AIG 2007 Form 10-K

American International Group, Inc. and Subsidiaries

potential operating environments and market conditions. Assessing liquidity risk involves forecasting of cash inflows and outflows on both a short- and long-term basis. Corporate Treasury is responsible for formulating the parent company’s liquidity and contingency planning efforts, as well as for execution of AIG’s specific funding activities. Through active liquidity management, AIG seeks to retain stable, reliable and cost-effective funding sources. In addition to current liquidity requirements, factors which affect funding decisions include market conditions, prevailing interest rates and the desired maturity profile of liabilities. The objectives of contingency planning are to ensure maintenance of appropriate liquidity during normal and stressed periods, to measure and project funding requirements during periods of stress, and to manage access to funding sources. Diversification of funding sources is an important element of AIG’s liquidity risk management approach.
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
Invested Assets
The following tables summarize the composition of AIG’s invested assets by segment:

		Life
		Insurance &
	General	Retirement	Financial	Asset
(in millions)	Insurance	Services	Services	Management	Other	Total

2007
Fixed maturities:
Bonds available for sale, at fair value	$74,057	$294,162	$1,400	$27,753	$—	$397,372
Bonds held to maturity, at amortized cost	21,355	1	—	225	—	21,581
Bond trading securities, at fair value	—	9,948	—	34	—	9,982
Equity securities:
Common stocks available for sale, at fair value	5,599	11,616	—	609	76	17,900
Common and preferred stocks trading, at fair value	321	21,026	—	29	—	21,376
Preferred stocks available for sale, at fair value	1,885	477	8	—	—	2,370
Mortgage and other loans receivable, net of allowance	13	24,851	1,365	7,442	56	33,727
Financial services assets:
Flight equipment primarily under operating leases, net of accumulated depreciation	—	—	41,984	—	—	41,984
Securities available for sale, at fair value	—	—	40,305	—	—	40,305
Trading securities, at fair value	—	—	4,197	—	—	4,197
Spot commodities	—	—	238	—	—	238
Unrealized gain on swaps, options and forward transactions	—	—	17,134	—	(692)	16,442
Trade receivables	—	—	6,467	—	—	6,467
Securities purchased under agreements to resell, at contract value	—	—	20,950	—	—	20,950
Finance receivables, net of allowance	—	5	31,229	—	—	31,234
Securities lending invested collateral, at fair value	5,031	57,471	148	13,012	—	75,662
Other invested assets	11,895	19,015	3,663	17,261	6,989	58,823
Short-term investments, at cost	7,356	25,236	12,249	4,919	1,591	51,351

Total investments and financial services assets as shown on the balance sheet	127,512	463,808	181,337	71,284	8,020	851,961

Cash	497	1,000	389	269	129	2,284
Investment income due and accrued	1,431	4,728	29	401	(2)	6,587
Real estate, net of accumulated depreciation	349	976	17	89	231	1,662

Total invested assets*	$129,789	$470,512	$181,772	$72,043	$8,378	$862,494

* At December 31, 2007, approximately 65 percent and 35 percent of invested assets were held in domestic and foreign investments, respectively.
AIG 2007 Form 10-K         101

American International Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

		Life
		Insurance &
	General	Retirement	Financial	Asset
(in millions)	Insurance	Services	Services	Management	Other	Total

2006
Fixed maturities:
Bonds available for sale, at fair value	$67,994	$288,018	$1,357	$29,500	$—	$386,869
Bonds held to maturity, at amortized cost	21,437	—	—	—	—	21,437
Bond trading securities, at fair value	1	10,835	—	—	—	10,836
Equity securities:
Common stocks available for sale, at fair value	4,245	8,705	—	226	80	13,256
Common stocks trading, at fair value	350	14,505	—	—	—	14,855
Preferred stocks available for sale, at fair value	1,884	650	5	—	—	2,539
Mortgage and other loans receivable, net of allowance	17	21,043	2,398	4,884	76	28,418
Financial services assets:
Flight equipment primarily under operating leases, net of accumulated depreciation	—	—	39,875	—	—	39,875
Securities available for sale, at fair value	—	—	47,205	—	—	47,205
Trading securities, at fair value	—	—	5,031	—	—	5,031
Spot commodities	—	—	220	—	—	220
Unrealized gain on swaps, options and forward transactions	—	—	19,607	—	(355)	19,252
Trade receivables	—	—	4,317	—	—	4,317
Securities purchased under agreements to resell, at contract value	—	—	30,291	—	—	30,291
Finance receivables, net of allowance	—	—	29,573	—	—	29,573
Securities lending invested collateral, at fair value	5,376	50,099	76	13,755	—	69,306
Other invested assets	9,207	13,962	2,212	13,198	3,532	42,111
Short-term investments, at cost	3,281	15,192	2,807	6,198	5	27,483

Total investments and financial services assets as shown on the balance sheet	113,792	423,009	184,974	67,761	3,338	792,874

Cash	334	740	390	118	8	1,590
Investment income due and accrued	1,363	4,378	23	326	1	6,091
Real estate, net of accumulated depreciation	570	698	17	75	26	1,386

Total invested assets(a)(b)	$116,059	$428,825	$185,404	$68,280	$3,373	$801,941

(a)	Certain reclassifications and format changes have been made to prior period amounts to conform to the current period presentation.
(b)	At December 31, 2006, approximately 68 percent and 32 percent of invested assets were held in domestic and foreign investments, respectively.
Investment Strategy
AIG’s investment strategies are tailored to the specific business needs of each operating unit. The investment objectives are driven by the business model for each of the businesses: General Insurance, Life Insurance, Retirement Services and Asset Management’s Spread-Based Investment business. The primary objectives are in terms of preservation of capital, growth of surplus and generation of investment income to support the insurance products. At the local operating unit level, the strategies are based on considerations that include the local market, liability duration and cash flow characteristics, rating agency and regulatory capital considerations, legal investment limitations, tax optimization and diversification. In addition to local risk management considerations, AIG’s corporate risk management guidelines impose limitations on concentrations to promote diversification by industry, asset class and geographic sector.
102        AIG 2007 Form 10-K

American International Group, Inc. and Subsidiaries

The amortized cost or cost and estimated fair value of AIG’s available for sale and held to maturity securities at December 31, 2007 and 2006 were as follows:

	December 31, 2007*				December 31, 2006

	Amortized	Gross	Gross		Amortized	Gross	Gross
	Cost or	Unrealized	Unrealized	Fair	Cost or	Unrealized	Unrealized	Fair
(in millions)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Available for sale:*
U.S. government and government sponsored entities	$7,956	$333	$37	$8,252	$7,667	$221	$140	$7,748
Obligations of states, municipalities and political subdivisions	46,087	927	160	46,854	59,785	1,056	210	60,631
Non-U.S. governments	67,023	3,920	743	70,200	62,860	5,461	437	67,884
Corporate debt	239,822	6,216	4,518	241,520	257,383	7,443	2,536	262,290
Mortgage-backed, asset- backed and collateralized	140,982	1,221	7,703	134,500	104,687	502	362	104,827

Total bonds	$501,870	$12,617	$13,161	$501,326	$492,382	$14,683	$3,685	$503,380
Equity securities	15,188	5,545	463	20,270	13,147	2,807	159	15,795

Total	$517,058	$18,162	$13,624	$521,596	$505,529	$17,490	$3,844	$519,175

Held to maturity:*
Bonds — Obligations of states, municipalities and political subdivisions	$21,581	$609	$33	$22,157	$21,437	$731	$14	$22,154

*	At December 31, 2007 and 2006, fixed maturities held by AIG that were below investment grade or not rated totaled $27.0 billion and $26.6 billion, respectively.
AIG’s held to maturity and available for sale fixed maturity investments totaled $523.5 billion at December 31, 2007, compared to $525.5 billion at December 31, 2006. At December 31, 2007, approximately 63 percent of the fixed maturities investments were in domestic portfolios. Approximately 53 percent of such domestic securities were rated AAA by one or more of the principal rating agencies. Approximately five percent were below investment grade or not rated. AIG’s investment decision process relies primarily on internally generated fundamental analysis and internal risk ratings. Third party rating services’ ratings and opinions provide one source of independent perspectives for consideration in the internal analysis.
    A significant portion of the foreign fixed income portfolio is rated by Moody’s, S&P or similar foreign rating services. Rating services are not available in all overseas locations. The Credit Risk Committee (CRC) closely reviews the credit quality of the foreign portfolio’s non-rated fixed income investments. At December 31, 2007, approximately 19 percent of the foreign fixed income investments were either rated AAA or, on the basis of AIG’s internal analysis, were equivalent from a credit standpoint to securities so rated. Approximately five percent were below investment grade or not rated at that date. A large portion (approximately one third) of the foreign fixed income portfolio is sovereign fixed maturity securities supporting the policy liabilities in the country of issuance.
The credit ratings of AIG’s fixed maturity investments, other than those of AIGFP, at December 31, 2007 and 2006 were as follows:

Rating	2007	2006

AAA	38%	37%
AA	28	26
A	18	20
BBB	11	12
Below investment grade	4	4
Non-rated	1	1

Total	100%	100%

AIG 2007 Form 10-K         103

American International Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

The industry categories of AIG’s available for sale corporate debt securities at December 31, 2007 were as follows:

Industry Category	Percentage

Industrials	47%
Financial Institutions	42
Utilities/Other	11

Total*	100%

*	At December 31, 2007 approximately 95% of these investments were rated investment grade.
The amortized cost, gross unrealized gains (losses) and fair value of AIG’s investments in mortgage-backed, asset-backed and collateralized securities at December 31, 2007 were as follows:

	December 31, 2007

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in millions)	Cost	Gains	Losses	Value

AIG, excluding AIGFP:
RMBS	$89,851	$433	$5,504	$84,780
CMBS	23,918	237	1,156	22,999
CDO/ ABS	10,844	196	593	10,447

Subtotal, excluding AIGFP	124,613	866	7,253	118,226
Total AIGFP investments in mortgage-backed, asset-backed and collateralized securities	16,369	355	450	16,274

Total	$140,982	$1,221	$7,703	$134,500

Investments in Residential Mortgage-Backed Securities
As part of its strategy to diversify its investments, AIG invests in various types of securities, including residential mortgage-backed securities (RMBS).
The amortized cost, gross unrealized gains (losses) and estimated fair value of AIG’s investments in RMBS securities, other than those of AIGFP, at December 31, 2007 were as follows:

	December 31, 2007

		Gross	Gross
	Amortized	Unrealized	Unrealized		Percent
(in millions)	Cost	Gains	Losses	Fair Value	of Total

Residential mortgage-backed securities:
U.S. agencies	$14,575	$320	$70	$14,825	17%
Prime non-agency(a)	21,552	72	550	21,074	25
Alt-A	25,349	17	1,620	23,746	28
Other housing-related(b)	4,301	2	357	3,946	5
Subprime	24,074	22	2,907	21,189	25

Total	$89,851	$433	$5,504	$84,780	100%

(a) Includes foreign and jumbo RMBS-related securities.
(b) Primarily wrapped second-lien.
    AIG’s operations, other than AIGFP, held investments in RMBS with an estimated fair value of $84.8 billion at December 31, 2007, or approximately 10 percent of AIG’s total invested assets. In addition, AIG’s insurance operations held investments with a fair value totaling $4.0 billion in CDOs, of which $58 million included some level of subprime exposure. AIG’s RMBS investments are predominantly in highly-rated tranches that contain substantial protection features through collateral subordination. At December 31, 2007, approximately 92 percent of these investments were rated AAA, and approximately 6 percent were rated AA by one or more of the principal rating agencies. AIG’s investments rated BBB or below totaled $621 million, or less than 0.1 percent of AIG’s total invested assets at December 31, 2007. As of February 25, 2008, $3.6 billion of AIG’s RMBS backed primarily by subprime collateral had been downgraded as a result of rating agency actions since January 1, 2008, and $6 million of such investments had been upgraded. Subsequent to December 31, 2007, rating agencies have placed on watch for downgrade a majority of 2006 and 2007 vintage AAA-rated subprime RMBS in the market. For AIG, $9.7 billion was on watch for downgrade.
104        AIG 2007 Form 10-K

American International Group, Inc. and Subsidiaries

The fair value of AIG’s RMBS investments, other than those of AIGFP, at December 31, 2007 by year of vintage and credit rating were as follows:

	Year of Vintage

(in millions)	Prior	2003	2004	2005	2006	2007	Total

Rating:
AAA	$4,053	$6,202	$7,070	$16,011	$25,392	$18,937	$77,665
AA	63	785	555	1,092	2,117	512	5,124
A	46 —	242	345	480	248	138	1,499
BBB and below		53	74	214	114	37	492

Total	$4,162	$7,282	$8,044	$17,797	$27,871	$19,624	$84,780

The fair value of AIG’s Alt-A investments included in the RMBS investments above, other than those of AIGFP, at December 31, 2007 by year of vintage and credit rating were as follows:

	Year of Vintage

(in millions)	Prior	2003	2004	2005	2006	2007	Total

Rating:
AAA	$208	$623	$ 960	$4,899	$9,301	$6,512	$22,503
AA	23	199	150	391	117	11	891
A	1 —	37	51	137	48	6 —	280
BBB and below		11	19	36	6		72

Total	$232	$870	$1,180	$5,463	$9,472	$6,529	$23,746

The fair value of AIG’s subprime RMBS investments, other than those of AIGFP, at December 31, 2007 by year of vintage and credit rating were as follows:

	Year of Vintage

(in millions)	Prior	2003	2004	2005	2006	2007	Total

Rating:
AAA	$127	$362	$557	$5,403	$7,926	$4,081	$18,456
AA	6	35	116	277	1,562	357	2,353
A	10 —	82 —	100 —	120	34 —	26 —	372
BBB and below				8			8

Total	$143	$479	$773	$5,808	$9,522	$4,464	$21,189

    AIG’s underwriting practices for investing in RMBS, other asset-backed securities and CDOs take into consideration the quality of the originator, the manager, the servicer, security credit ratings, underlying characteristics of the mortgages, borrower characteristics, and the level of credit enhancement in the transaction. AIG’s strategy is typically to invest in securities rated AA or better and create diversification across multiple underlying asset classes.
General Insurance Invested Assets
In AIG’s General Insurance business, the duration of liabilities for long-tail casualty lines is greater than other lines. As differentiated from the Life Insurance & Retirement Services companies, the focus is not on asset-liability matching, but on preservation of capital and growth of surplus.
    Fixed income holdings of the Domestic General Insurance companies are comprised primarily of tax-exempt securities, which provide attractive risk-adjusted after-tax returns. These high quality municipal investments have an average rating of AA.
    Fixed income assets held in Foreign General Insurance are of high quality and short to intermediate duration, averaging 3.6 years compared to 7.0 years for those in Domestic General Insurance.
    While invested assets backing reserves are invested in conventional fixed income securities in Domestic General Insurance, a modest portion of surplus is allocated to large capitalization, high-dividend, public equity strategies and to alternative investments, including private equity and hedge funds. These investments have provided a combination of added diversification and attractive long-term returns.
    General Insurance invested assets grew by $13.7 billion, or 12 percent, during 2007 as bond holdings grew by $6 billion. Listed equity holdings grew by $1.3 billion.
AIG 2007 Form 10-K         105

American International Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

Life Insurance & Retirement Services Invested Assets
With respect to Life Insurance & Retirement Services, AIG uses asset-liability management as a tool worldwide in the life insurance business to influence the composition of the invested assets and appropriate marketing strategies. AIG’s objective is to maintain a matched asset-liability structure. However, in certain markets, the absence of long-dated fixed income investment instruments may preclude a matched asset-liability position. In addition, AIG may occasionally determine that it is economically advantageous to be temporarily in an unmatched position. To the extent that AIG has maintained a matched asset-liability structure, the economic effect of interest rate fluctuations is partially mitigated.
    AIG’s investment strategy for the Life Insurance & Retirement Services segment is to produce cash flows greater than maturing insurance liabilities. AIG actively manages the asset-liability relationship in its foreign operations, even though certain territories lack qualified long-term investments or certain local regulatory authorities may impose investment restrictions. For example, in several Southeast Asian countries, the duration of investments is shorter than the effective maturity of the related policy liabilities. Therefore, there is risk that the reinvestment of the proceeds at the maturity of the initial investments may be at a yield below that of the interest required for the accretion of the policy liabilities. Additionally, there exists a future investment risk associated with certain policies currently in-force which will have premium receipts in the future. That is, the investment of these future premium receipts may be at a yield below that required to meet future policy liabilities.
    AIG actively manages the interest rate assumptions and crediting rates used for its new and in force business. Business strategies continue to evolve to maintain profitability of the overall business. In some countries, new products are being introduced with minimal investment guarantees, resulting in a shift toward investment-linked savings products and away from traditional savings products with higher guarantees.
    The investment of insurance cash flows and reinvestment of the proceeds of matured securities and coupons requires active management of investment yields while maintaining satisfactory investment quality and liquidity.
    AIG may use alternative investments, including equities, real estate and foreign currency denominated fixed income instruments in certain foreign jurisdictions where interest rates remain low and there are limited long-dated bond markets to extend the duration or increase the yield of the investment portfolio to more closely match the requirements of the policyholder liabilities and DAC recoverability. This strategy has been effectively used in Japan and more recently by Nan Shan in Taiwan. In Japan, foreign assets, excluding those matched to foreign liabilities, were approximately 31 percent of statutory assets, which is below the maximum allowable percentage under current local regulation. Foreign assets comprised approximately 33 percent of Nan Shan’s invested assets at December 31, 2007, slightly below the maximum allowable percentage under current local regulation. The majority of Nan Shan’s in-force policy portfolio is traditional life and endowment insurance products with implicit interest rate guarantees. New business with lower interest rate guarantees are gradually reducing the overall interest requirements, but asset portfolio yields have declined faster due to the prolonged low interest rate environment. As a result, although the investment margins for a large block of in-force policies are negative, the block remains profitable overall because the mortality and expense margins presently exceed the negative investment spread. In response to the low interest rate environment and the volatile exchange rate of the Taiwanese dollar, Nan Shan is emphasizing new products with lower implied guarantees, including participating endowments and investment-linked products. Although the risks of a continued low interest rate environment coupled with a volatile Taiwanese dollar could increase net liabilities and require additional capital to maintain adequate local solvency margins, Nan Shan currently believes it has adequate resources to meet all future policy obligations.
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
    Life Insurance & Retirement Services invested assets grew by $41.7 billion, or 10 percent, during 2007 as bond holdings grew by $5.3 billion, and listed equity holdings grew by $9.3 billion, or 39 percent.
106        AIG 2007 Form 10-K

American International Group, Inc. and Subsidiaries

Financial Services Invested Assets
Financial Services Securities
Financial Services securities available for sale of $40.3 billion at December 31, 2007 is predominantly a diversified portfolio of high-grade fixed income securities where the individual securities have varying degrees of credit risk. At December 31, 2007, the average credit rating of this portfolio was in the AA+ category or the equivalent thereto as determined through rating agencies or internal review. AIGFP has also entered into credit derivative transactions to economically hedge its credit risk associated with $82 million of these securities. Securities deemed below investment grade at December 31, 2007 totalled $797 million in fair value, representing two percent of Financial Services securities available for sale. There have been no significant downgrades of these securities through February 15, 2008.
    AIGFP’s management objective is to minimize interest rate, currency, commodity and equity risks associated with its securities available for sale. When AIGFP purchases a security for its securities available for sale investment portfolio, it simultaneously enters into an offsetting hedge such that the payment terms of the hedging transaction offset the payment terms of the investment security. This achieves the economic result of converting the return on the underlying security to U.S. dollar LIBOR plus or minus a spread based on the underlying profit on each security on the initial trade date. The market risk associated with such hedges is managed on a portfolio basis.
    Because hedge accounting treatment was not applied in 2006, the unrealized gains and losses on the derivative transactions with unaffiliated third parties were reflected in operating income. The unrealized gains and losses on the underlying securities available for sale resulting from changes in interest rates and currency rates and commodity and equity prices were included in accumulated other comprehensive income (loss), or in operating income, as appropriate. When a security is sold, the realized gain or loss with respect to this security is included in operating income.
    Securities purchased under agreements to resell are treated as collateralized financing transactions. AIGFP takes possession of or obtains a security interest in securities purchased under agreements to resell.
Capital Markets
AIGFP uses the proceeds from the issuance of notes and bonds and GIAs to invest in a diversified portfolio of securities, including securities available for sale, and derivative transactions. The funds may also be invested in securities purchased under agreements to resell. The proceeds from the disposal of the aforementioned securities available for sale and securities purchased under agreements to resell are used to fund the maturing GIAs or other AIGFP financings, or to invest in new assets. For a further discussion of AIGFP’s borrowings, see Capital Resources and Liquidity — Borrowings herein.
    Capital Markets derivative transactions are carried at fair value. AIGFP reduces its economic risk exposure through similarly valued offsetting transactions including swaps, trading securities, options, forwards and futures. AIGFP’s super senior credit default swaps include structural protection to help minimize risk. For a further discussion on the use of derivatives by Capital Markets, see Operating Review — Financial Services Operations — Capital Markets and Risk Management — Derivatives herein and Note 8 to Consolidated Financial Statements.
    AIGFP owns inventories in certain commodities in which it trades, and may reduce the exposure to market risk through the use of swaps, forwards, futures, and option contracts. Physical commodities held in AIGFP’s wholly owned broker-dealer subsidiary are recorded at fair value. All other commodities are recorded at the lower of cost or fair value.
    Trading securities, at fair value, and securities and spot commodities sold but not yet purchased, at fair value, are marked to fair value daily with the unrealized gain or loss recognized in income. These trading securities are purchased and sold as necessary to meet the risk management and business objectives of Capital Markets operations.
The gross unrealized gains and gross unrealized losses of Capital Markets operations included in Financial Services assets and liabilities at December 31, 2007 were as follows:

	Gross	Gross
	Unrealized	Unrealized
(in millions)	Gains	Losses

Securities available for sale, at fair value	$939	$777
Unrealized gain/loss on swaps, options and forward transactions*	17,134	22,982

*	These amounts are also presented as the respective balance sheet amounts.
ILFC
The cash used for the purchase of flight equipment is derived primarily from the proceeds of ILFC’s debt financings. The primary sources for the repayment of this debt and the related interest expense are ILFC’s cash flow from operations, proceeds from the sale of flight equipment and the rollover and refinancing of the prior debt. During 2007, ILFC acquired flight equipment costing $4.7 billion. For a further discussion of ILFC’s borrowings, see Operating Review — Financial Services Operations — Aircraft Leasing and Capital Resources and Liquidity — Borrowings herein.
    At December 31, 2007, ILFC had committed to purchase 234 new aircraft deliverable from 2008 through 2017 for an estimated aggregate purchase price of $20.1 billion. As of February 22, 2008, ILFC has entered into leases for all of the new aircraft to be delivered in 2008, and for 65 of 161 of the new aircraft to be delivered subsequent to 2008. ILFC will be required to find customers for any aircraft currently on order and any aircraft to be ordered, and it must arrange financing for portions of the purchase price of such equipment. ILFC has been successful to date both in placing its new aircraft on lease or under sales contract and obtaining adequate financing, but there can be no assurance that such success will continue in future environments.
AIG 2007 Form 10-K         107

American International Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

Asset Management Invested Assets
Asset Management invested assets are primarily comprised of assets supporting AIG’s Spread-Based Investment business, which includes AIG’s MIP and domestic GIC programs.
    The Spread-Based Investment business strategy is to generate spread income from investments yielding returns greater than AIG’s cost of funds. The asset-liability relationship is actively managed. The goal of the MIP investment strategy is to capture a spread between income earned on investments and the funding costs of the program while mitigating interest rate and foreign currency exchange rate risk. The invested assets are predominantly fixed income securities and include U.S. residential mortgage-backed securities, asset-backed securities and commercial mortgage-backed securities. In addition, the MIP sold credit protection by issuing single-name high-grade corporate credit default swaps in 2007.
    Asset Management invested assets grew by $3.8 billion during 2007. The growth in invested assets was primarily attributable to growth in other invested assets and mortgage and other loans receivable partially offset by a decrease in bond holdings, and short-term investments. These increases were primarily driven by continued growth of the MIP and the growth of AIG’s Institutional Asset Management business. These increases were partially offset by the decrease in assets associated with the runoff of the domestic GIC program.
Securities Lending Activities
AIG’s securities lending program is a centrally managed program facilitated by AIG Investments primarily for the benefit of certain of AIG’s Insurance companies. Securities are loaned to various financial institutions, primarily major banks and brokerage firms. Cash collateral equal to 102 percent of the fair value of the loaned securities is received. The cash collateral is invested in highly-rated fixed income securities to earn a net spread.
    AIG’s liability to the borrower for collateral received was $82.0 billion and the fair value of the collateral reinvested was $75.7 billion as of December 31, 2007. In addition to the invested collateral, the securities on loan as well as all of the assets of the participating companies are generally available to satisfy the liability for collateral received.
The composition of the securities lending invested collateral by credit rating at December 31, 2007 was as follows:

				BBB/Not	Short-
(in millions)	AAA	AA	A	Rated	Term	Total

Corporate debt	$1,191	$9,341	$3,448	$160	$—	$14,140
Mortgage-backed, asset-backed and collateralized	47,180	2,226	22	82		49,510
Cash and short-term investments	—	—	—	—	12,012	12,012

Total	$48,371	$11,567	$3,470	$242	$12,012	$75,662

    Participation in the securities lending program by reporting unit at December 31, 2007 was as follows:

Percent
Participation

Domestic Life Insurance and Retirement Services	79%
Foreign Life Insurance	10
Domestic General Insurance	3
Foreign General Insurance	4
Asset Management	4

Total	100.0%

    On December 31, 2007, $11.4 billion (or 13.7 percent) of the liabilities were one-day tenor. These one-day tenor loans do not have a contractual end date but are terminable by either party on demand. The balance of the liabilities contractually mature within three months; however, the maturing loans are frequently renewed and rolled over to extended dates. Collateral held for this program at December 31, 2007 included interest bearing cash equivalents with overnight maturities of $12.0 billion.
    Liquidity in the securities pool is managed based upon historical experience regarding volatility of daily, weekly and biweekly loan balances. Despite the current environment, the program has not experienced a significant decrease in loan balances.
    In addition, the invested securities are carried at fair value with unrealized gains and losses recorded in accumulated other comprehensive income (loss) while net realized gains and losses are recorded in earnings. The net unrealized loss on the investments was $5.0 billion as of December 31, 2007. During 2007, AIG incurred net realized losses of $1.0 billion on this portfolio, predominantly related to other-than-temporary impairments.
Valuation of Invested Assets
Traded Securities
The valuation of AIG’s investment portfolio involves obtaining a fair value for each security. The source for the fair value is generally from market exchanges or dealer quotations, with the exception of nontraded securities.
Nontraded Securities
AIG considers nontraded securities to mean certain fixed income investments, certain structured securities, direct private equities, limited partnerships, and hedge funds.
    The aggregate carrying value of AIG’s nontraded securities at December 31, 2007 was approximately $70 billion. The methodology used to estimate fair value of nontraded fixed income investments is by reference to traded securities with similar attributes and using a matrix pricing methodology. This methodology takes into account such factors as the issuer’s industry, the security’s rating and tenor, its coupon rate, its position in the capital structure of the issuer, and other relevant factors.
    For certain structured securities, the carrying value is based on an estimate of the security’s future cash flows pursuant to the requirements of Emerging Issues Task Force Issue No. 99-20,
108        AIG 2007 Form 10-K

American International Group, Inc. and Subsidiaries

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
    AIG obtains the fair value of its investments in limited partnerships and hedge funds from information provided by the general partner or manager of these investments, the accounts of which generally are audited on an annual basis.
    Each of these investment categories is regularly tested to determine if impairment in value exists. Various valuation techniques are used with respect to each category in this determination.
    For a discussion of accounting policies related to changes in fair value of invested assets, see Note 1 to Consolidated Financial Statements.
Portfolio Review
Other-Than-Temporary Impairments
AIG assesses its ability to hold any fixed maturity security in an unrealized loss position to its recovery, including fixed maturity securities classified as available for sale, at each balance sheet date. The decision to sell any such fixed maturity security classified as available for sale reflects the judgment of AIG’s management that the security sold is unlikely to provide, on a relative value basis, as attractive a return in the future as alternative securities entailing comparable risks. With respect to distressed securities, the sale decision reflects management’s judgment that the risk-discounted anticipated ultimate recovery is less than the value achievable on sale.
    AIG evaluates its investments for impairments in valuation. The determination that a security has incurred an other-than-temporary impairment in value and the amount of any loss recognition requires the judgment of AIG’s management and a regular review of its investments. See Note 1(c) to Consolidated Financial Statements for further information on AIG’s policy.
    Once a security has been identified as other-than-temporarily impaired, the amount of such impairment is determined by reference to that security’s contemporaneous fair value and recorded as a charge to earnings.
    In light of the recent significant disruption in the U.S. residential mortgage and credit markets, particularly in the fourth quarter, AIG has recognized an other-than-temporary impairment charge (severity loss) of $2.2 billion (including $643 million related to AIGFP’s available for sale investment securities recorded in other income), primarily with respect to certain residential mortgage-backed securities and other structured securities. Even while retaining their investment grade ratings, such securities were priced at a significant discount to cost. Notwithstanding AIG’s intent and ability to hold such securities indefinitely, and despite structures which indicate that a substantial amount of the securities should continue to perform in accordance with original terms, AIG concluded that it could not reasonably assert that the recovery period would be temporary.
    As a result of AIG’s periodic evaluation of its securities for other-than-temporary impairments in value, AIG recorded other-than-temporary impairment charges of $4.7 billion (including $643 million related to AIGFP recorded on other income), $944 million and $598 million in 2007, 2006 and 2005, respectively.
    In addition to the above severity losses, AIG recorded other-than-temporary impairment charges in 2007, 2006 and 2005 related to:

•	securities which AIG does not intend to hold until recovery;
•	declines due to foreign exchange;
•	issuer-specific credit events;
•	certain structured securities impaired under EITF No. 99-20; and
•	other impairments, including equity securities and partnership investments.
Net realized capital gains (losses) for the years ended December 31, 2007, 2006 and 2005 were as follows:

(in millions)	2007	2006	2005

Sales of fixed maturities	$(468)	$(382)	$372
Sales of equity securities	1,087	813	643
Sales of real estate and other assets	619	303	88
Other-than-temporary impairments	(4,072)	(944)	(598)
Foreign exchange transactions	(643)	(382)	701
Derivative instruments	(115)	698	(865)

Total	$(3,592)	$106	$341

AIGFP other-than-temporary impairments*	$(643)	$—	$—

*	Reported as part of other income.
AIG 2007 Form 10-K         109

American International Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

Other-than-temporary impairment charges for the years ended December 31, 2007, 2006 and 2005 were as follows:

(in millions)	2007	2006	2005

Impairment type:
Severity*	$2,200	$—	$—
Lack of intent to hold to recovery	1,054	619	335
Foreign currency declines	500	—	—
Issuer-specific credit events	515	279	257
Adverse projected cash flows on structured securities (EITF 99-20)	446	46	6

Total	$4,715	$944	$598

*	Includes $643 million related to AIGFP reported in other income.
Other-than-temporary impairment charges for the year ended December 31, 2007 by Reporting Segment were as follows:

		Life
		Insurance &
	General	Retirement	Financial	Asset
(in millions)	Insurance	Services	Services	Management	Other	Total

Impairment Type:
Severity	$71	$1,070	$643	$416	$—	$2,200
Lack of intent to hold to recovery	91	885	7	71	—	1,054
Foreign currency declines	—	500	—	—	—	500
Issuer-specific credit events	113	177	—	69	156	515
Adverse projected cash flows on structured securities	1	166	—	279	—	446

Total	$276	$2,798	$650	$835	$156	$4,715

Other-than-temporary severity-related impairment charges for the year ended December 31, 2007 were as follows:

Rating:	RMBS	CDO	CMBS	Other Securities	Total

AAA	$168	$621	$—	$—	$789
AA	870	53	6	—	929
A	66	32	77	—	175
BBB and below	28	—	52	—	80
Nonrated	—	—	—	227	227

Total	$1,132	$706	$135	$227	$2,200

No other-than-temporary impairment charge with respect to any one single credit was significant to AIG’s consolidated financial condition or results of operations, and no individual other-than-temporary impairment charge exceeded two percent of consolidated net income in 2007.
    In periods subsequent to the recognition of an other-than-temporary impairment charge for fixed maturity securities, which is not credit or foreign exchange related, AIG generally accretes into income the discount or amortizes the reduced premium resulting from the reduction in cost basis over the remaining life of the security.
Commercial Mortgage Loan Exposure
    At December 31, 2007, AIG had direct commercial mortgage loan exposure of $17.1 billion, with $16.3 billion representing U.S. loan exposure. At that date, none of the U.S. loans were in default or delinquent by 90 days or more. The remaining commercial mortgage loans are secured predominantly by properties in Japan. In addition, at December 31, 2007, AIG had approximately $2.0 billion in residential mortgage loans in jurisdictions outside the United States, primarily backed by properties in Taiwan and Thailand.
    At December 31, 2007, AIG owned $23.9 billion in cost basis of CMBS. Approximately 78 percent of such holdings were rated “AAA”, approximately 98 percent were rated “A” or higher, and less than 2 percent were rated “BBB” or below. At December 31, 2007, all such securities were current in the payment of principal and interest and none had default rates on underlying collateral at levels viewed by AIG as likely to result in the loss of principal or interest.
110        AIG 2007 Form 10-K

American International Group, Inc. and Subsidiaries

    There have been disruptions in the commercial mortgage markets in general, and the CMBS market in particular, with credit default swaps indices and quoted prices of securities at levels consistent with a severe correction in lease rates, occupancy and fair value of properties. In addition, spreads in the primary mortgage market have widened significantly. While this capital market stress has not to date been reflected in the performance of commercial mortgage securitization in the form of increased defaults in underlying mortgage pools, pricing of CMBS has been adversely affected by market perceptions that underlying mortgage defaults will increase. As a result, AIG recognized $135 million of other-than-temporary impairment charges on CMBS trading at a severe discount to cost, despite the absence of any deterioration in performance of the underlying credits, because AIG concluded that it could not reasonably assert that the recovery period was temporary. At this time, AIG anticipates full recovery of principal and interest on the securities to which such other-than-temporary impairment charges were recorded.
An aging of the pre-tax unrealized losses of fixed maturity and equity securities, distributed as a percentage of cost relative to unrealized loss (the extent by which the fair value is less than amortized cost or cost), including the number of respective items, was as follows at December 31, 2007:

							Greater than 50%
	Less than or equal to			Greater than 20% to			of Cost(e)
	20% of Cost(e)			50% of Cost(e)								Total

Aging(d)	Unrealized			Unrealized			Unrealized					Unrealized
(dollars in millions)	Cost(a)	Loss	Items	Cost(a)	Loss	Items	Cost(a)		Loss		Items	Cost(a)	Loss(b)	Items

Investment grade bonds
0-6 months	$124,681	$5,099	16,539	$2,588	$681	633	$		$			$127,269	$5,780	17,172
7-12 months	53,515	3,078	7,174	3,219	859	1,110		—		—	—	56,734	3,937	8,284
>12 months	63,146	2,966	9,598	699	180	119						63,845	3,146	9,717

Total	$241,342	$11,143	33,311	$6,506	$1,720	1,862		$—		$—	—	$247,848	$12,863	35,173

Below investment grade bonds
0-6 months	$5,909	$147	1,611	$68	$18	24		$—		$—	—	$5,977	$165	1,635
7-12 months	782	45	246	47	8	14		—		—	—	829	53	260
>12 months	1,222	61	204	70	19	9		—		—	—	1,292	80	213

Total	$7,913	$253	2,061	$185	$45	47		$—		$—	—	$8,098	$298	2,108

Total bonds
0-6 months	$130,590	$5,246	18,150	$2,656	$699	657		$—		$—	—	$133,246	$5,945	18,807
7-12 months	54,297	3,123	7,420	3,266	867	1,124		—		—	—	57,563	3,990	8,544
>12 months	64,368	3,027	9,802	769	199	128		—		—	—	65,137	3,226	9,930

Total(c)	$249,255	$11,396	35,372	$6,691	$1,765	1,909		$—		$—	—	$255,946	$13,161	37,281

Equity securities
0-6 months	$3,603	$297	2,051	$262	$69	39	$		$			$3,865	$366	2,090
7-12 months	283	33	181	285	64	36						568	97	217
>12 months	—	—	—	—	—	—		—		—	—	—	—	—

Total	$3,886	$330	2,232	$547	$133	75		$—		$—	—	$4,433	$463	2,307

(a)	For bonds, represents amortized cost.

(b)	The effect on net income of unrealized losses after taxes will be mitigated upon realization because certain realized losses will be charged to participating policyholder accounts, or realization will result in current decreases in the amortization of certain DAC.

(c)	Includes securities lending invested collateral.

(d)	Represents the number of continuous months that fair value has been less than cost by any amount.

(e)	Represents the percentage by which fair value is less than cost at the balance sheet date.
Unrealized gains and losses
At December 31, 2007, the fair value of AIG’s fixed maturity and equity securities aggregated $587.1 billion. At December 31, 2007, aggregate pre-tax unrealized gains for fixed maturity and equity securities were $18.1 billion ($11.8 billion after tax).
    At December 31, 2007, the aggregate pre-tax gross unrealized losses on fixed maturity and equity securities were $13.6 billion
AIG 2007 Form 10-K         111

American International Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

($8.9 billion after tax). Additional information about these securities is as follows:

•	These securities were valued, in the aggregate, at approximately 95 percent of their current amortized cost.
•	Less than three percent of these securities were valued at less than 20 percent of their current cost, or amortized cost.
•	Less than four percent of the fixed income securities had issuer credit ratings which were below investment grade.
    AIG did not consider these securities in an unrealized loss position to be other-than-temporarily impaired at December 31, 2007, as management has the intent and ability to hold these investments until they recover their cost basis. AIG believes the securities will generally continue to perform in accordance with the original terms, notwithstanding the present price declines.
    At December 31, 2007, unrealized losses for fixed maturity securities and equity securities did not reflect any significant industry concentrations.
    In 2007, unrealized losses related to investment grade bonds increased $9.3 billion ($6.1 billion after tax), reflecting the widening of credit spreads, partially offset by the effects of a decline in risk-free interest rates.
The amortized cost and fair value of fixed maturity securities available for sale in an unrealized loss position at December 31, 2007, by contractual maturity, is shown below:

(in millions)	Amortized Cost	Fair Value

Due in one year or less	$9,408	$9,300
Due after one year through five years	36,032	35,267
Due after five years through ten years	54,198	52,394
Due after ten years	56,557	53,578
Mortgage-backed, asset-backed and collateralized	99,751	92,246

Total	$255,946	$242,785

    For the year ended December 31, 2007, the pre-tax realized losses incurred with respect to the sale of fixed maturities and equity securities were $1.3 billion. The aggregate fair value of securities sold was $38.0 billion, which was approximately 94 percent of amortized cost. The average period of time that securities sold at a loss during 2007 were trading continuously at a price below book value was approximately five months. See Risk Management — Investments herein for an additional discussion of investment risks associated with AIG’s investment portfolio.
Risk Management
Overview
AIG believes that strong risk management practices and a sound internal control environment are fundamental to its continued success and profitable growth. Failure to manage risk properly exposes AIG to significant losses, regulatory issues and a damaged reputation.
    The major risks to which AIG is exposed include the following:

•	Credit risk — the potential loss arising from an obligor’s inability or unwillingness to meet its obligations to AIG.
•	Market risk — the potential loss arising from adverse fluctuations in interest rates, foreign currencies, equity and commodity prices, and their levels of volatility.
•	Operational risk — the potential loss resulting from inadequate or failed internal processes, people, and systems, or from external events.
•	Liquidity risk — the potential inability to meet all payment obligations when they become due.
•	General insurance risk — the potential loss resulting from inadequate premiums, insufficient reserves and catastrophic exposures.
•	Life insurance risk — the potential loss resulting from experience deviating from expectations for mortality, morbidity and termination rates in the insurance-oriented products and insufficient cash flows to cover contract liabilities in the retirement savings products.
    AIG senior management establishes the framework, principles and guidelines for risk management. The primary focus of risk management is to assess the risk of AIG incurring economic losses from the risk categories outlined above. The business executives are responsible for establishing and implementing risk management processes and responding to the individual needs and issues within their business, including risk concentrations within their respective businesses with appropriate oversight by Enterprise Risk Management (ERM).
Corporate Risk Management
AIG’s major risks are addressed at the corporate level through ERM, which is headed by AIG’s Chief Risk Officer (CRO). ERM is responsible for assisting AIG’s business leaders, executive management and the Board of Directors to identify, assess, quantify, manage and mitigate the risks incurred by AIG. Through the CRO, ERM reports to AIG’s Chief Financial Officer, various senior management committees and the Board of Directors through the Finance and Audit Committees.
    An important goal of ERM is to ensure that once appropriate governance, authorities, procedures and policies have been established, aggregated risks do not result in inappropriate concentrations. Senior management defines the policies, has established general operating parameters for its global businesses and has established various oversight committees to monitor the risks attendant to its businesses:

•	The Financial Risk Committee (FRC) oversees AIG’s market risk exposures to interest rates, foreign exchange and fair values of shares, partnership interests, real estate and other equity investments and provides strategic direction for AIG’s asset-liability management. The FRC meets monthly and acts as a central mechanism for AIG senior management to review comprehensive information on AIG’s financial exposures and to exercise broad control over these exposures. There are two subcommittees of the FRC.

•	The Foreign Exchange Committee monitors trends in foreign exchange rates, reviews AIG’s foreign exchange exposures, and provides recommendations on foreign currency asset allocation and remittance hedging.
112        AIG 2007 Form 10-K

American International Group, Inc. and Subsidiaries

•	The Liquidity Risk Committee is responsible for liquidity policy and implementation at AIG Parent and exercises oversight and control of liquidity policies at each AIG entity. See Capital Resources and Liquidity herein.

•	The CRC is responsible for the following:

•	approving credit risk policies and procedures for use throughout AIG;
•	delegating credit authority to business unit credit officers and select business unit managers;
•	approving transaction requests and limits for corporate, sovereign and cross-border credit exposures that exceed the delegated authorities;
•	establishing and maintaining AIG’s risk rating process for corporate, financial and sovereign obligors; and
•	conducting regular reviews of credit risk exposures in the portfolios of all credit-incurring business units.

•	The Derivatives Committee (DC) reviews any proposed derivative transaction or program not otherwise managed by AIGFP. The DC examines, among other things, the nature and purpose of the derivative transaction, its potential credit exposure, if any, and the estimated benefits.
•	The CSFTC has the authority and responsibility to review and approve any proposed CSFT. A CSFT is any transaction or product that may involve a heightened legal, regulatory, accounting or reputational risk that is developed, marketed or proposed by AIG or a third party. The CSFTC provides guidance to and monitors the activities of transaction review committees (TRCs) which have been established in all major business units. TRCs have the responsibility to identify, review and refer CSFTs to the CSFTC.
Credit Risk Management
AIG devotes considerable resources, expertise and controls to managing its direct and indirect credit exposures, such as investments, deposits, loans, reinsurance recoverables and leases, as well as counterparty risk in derivatives activities, cessions of insurance risk to reinsurers and customers and credit risk assumed through credit derivatives written and financial guarantees. Credit risk is defined as the risk that AIG’s customers or counterparties are unable or unwilling to repay their contractual obligations when they become due. Credit risk may also be manifested: (i) through the downgrading of credit ratings of counterparties whose credit instruments AIG may be holding, or, in some cases, insuring, causing the value of the assets to decline or insured risks to rise; and (ii) as cross-border risk where a country (sovereign government risk) or one or more non-sovereign obligors within a country are unable to repay an obligation or are unable to provide foreign exchange to service a credit or equity exposure incurred by another AIG business unit located outside that country.
    AIG’s credit risks are managed at the corporate level by the Credit Risk Management department (CRM) whose primary role is to support and supplement the work of the CRC. CRM is headed by AIG’s Chief Credit Officer (CCO), who reports to AIG’s CRO. AIG’s CCO is primarily responsible for the development and maintenance of credit risk policies and procedures approved by the CRC. In discharging this function CRM has the following responsibilities:

•	Manage the approval process for all requests for credit limits, program limits and transactions.
•	Approve delegated credit authorities to CRM credit executives and business unit credit officers.
•	Aggregate globally all credit exposure data by counterparty, country and industry and report risk concentrations regularly to the CRC and the Finance Committee of the Board of Directors.
•	Administer regular in-depth portfolio credit reviews of all investment, derivative and credit-incurring business units and recommend any corrective actions where required.
•	Develop methodologies for quantification and assessment of credit risks, including the establishment and maintenance of AIG’s internal risk rating process.
•	Approve appropriate credit reserves and methodologies at the business unit and enterprise levels.
    AIG closely monitors and controls its company-wide credit risk concentrations and attempts to avoid unwanted or excessive risk accumulations, whether funded or unfunded. To minimize the level of credit risk in certain circumstances, AIG may require third-party guarantees, collateral, such as letters of credit or trust account deposits or reinsurance. These guarantees, letters of credit and reinsurance recoverables are also treated as credit exposure and are added to AIG’s risk concentration exposure data.
    AIG defines its aggregate credit exposures to a counterparty as the sum of its fixed maturities, loans, finance leases, derivatives (mark to market), deposits (in the case of financial institutions) and the specified credit equivalent exposure to certain insurance products which embody credit risk.
AIG 2007 Form 10-K         113

American International Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

The following table presents AIG’s largest credit exposures at December 31, 2007 as a percentage of total shareholders’ equity:

			Credit Exposure
			as a Percentage of Total
Category	Risk Rating(a)		Shareholders’ Equity

Investment Grade:
10 largest combined	A+ (weighted average	) (b)	84.8%
Single largest non-sovereign (financial institution)	AA	-	8.4
Single largest corporate	AAA		5.4
Single largest sovereign	A		15.7
Non-Investment Grade:
Single largest sovereign	BB	-	1.8
Single largest non-sovereign	B	+	0.5

(a)	Risk rating is based on external ratings, or equivalent, based on AIG’s internal risk rating process.

(b)	Six of the ten largest credit exposures are to highly-rated financial institutions and three are to investment-grade rated sovereigns; none is rated lower than BBB+ or its equivalent.
    AIG closely controls its aggregate cross-border exposures to avoid excessive concentrations in any one country or regional group of countries. AIG defines its cross-border exposure to include both cross-border credit exposures and its large cross-border investments in its own international subsidiaries. Ten countries had cross-border exposures in excess of 10 percent of total shareholders’ equity; seven are AAA-rated and three are AA-rated.
    In addition, AIG closely monitors its industry concentrations, the risks of which are often mitigated by the breadth and scope of AIG’s international operations.

•	AIG’s single largest industry credit exposure is to the highly-rated global financial institutions sector, accounting for 87 percent of total shareholders’ equity at December 31, 2007.
•	Excluding the U.S. residential and commercial mortgage sectors, AIG’s other industry credit concentrations in excess of 10 percent of total shareholders’ equity at December 31, 2007 are to the following industries (in descending order by approximate size):
    – Electric and water utilities;
    – Oil and gas;
    – European regional financial institutions;
    – Global telecommunications companies;
    – Global life insurance carriers;
    – U.S.-based regional financial institutions;
    – Global securities firms and exchanges; and
    – Global reinsurance firms.
    AIG participates in the U.S. residential and commercial mortgage markets through AGF, which originates principally first-lien mortgage loans and, to a lesser extent, second-lien mortgage loans to buyers and owners of residential housing; UGC which provides first loss mortgage guaranty insurance for high loan-to-value first- and second-lien residential mortgages; AIG Investments which invests in mortgage-backed securities and collateralized debt obligations, on behalf of AIG insurance and financial services subsidiaries, in which the underlying collateral comprises residential or commercial mortgage loans; and AIGFP which invests in highly rated tranches of RMBS, CMBS and CDOs and provides credit protection through credit default swaps on certain super senior tranches of CDOs. In addition, AIG Investments invests directly in commercial real estate properties and provides real estate commercial mortgage loans.
    Some of AIG’s exposures are insured (“wrapped”) by financial guarantor insurance companies, also known as “monoline insurers”, which at December 31, 2007, provide AIG over $44 billion (carrying value) in financial support. The monoline insurers include MBIA, Ambac, FGIC, and others and provide support predominantly in the United States. AIG does not rely on the monoline insurance as its principal source of repayment when evaluating securities for purchase. All investment securities are evaluated primarily based on the underlying cash flow generation capacities of the issuer or cash flow characteristics of the security.
    Approximately 96 percent of the monoline protection is provided on AIG Investments’ fixed maturities exposures, of which municipal securities represent 74 percent of assets insured, substantially all of which had underlying credit ratings of “A” or higher. AIG considers that the monoline wrap for such securities is of limited support, as the default rate on single A and higher rated municipal bonds has historically been negligible. However, AIG anticipates that the failure of one or more monoline insurers may cause price volatility and other disruption in the municipal bond market, as market participants adjust to the absence of monoline credit support. AIG maintains a credit staff to evaluate its municipal bond holdings, and does not rely on monoline insurers in evaluating securities for its municipal bond portfolios.
    Approximately four percent of AIG’s monoline insurance supports AIGFP investment exposures.
    For the non-municipal assets in the AIG Investments portfolio, at December 31, 2007, AIG owned $9.5 billion in cost basis or $8.8 billion in fair value of various types of asset-backed securities wrapped by one or more of the monoline insurers. Based on internal analysis, approximately $6.7 billion in cost basis represented holdings with underlying ratings estimated at BBB or higher. AIG has generally viewed the monoline credit support on these securities as significant only to “tail” risk, that is, the risk that as pools of underlying assets amortize, the remaining assets, or “tail”, may suffer from adverse selection on prepayments or from a lack of adequate risk diversification. While
114        AIG 2007 Form 10-K

American International Group, Inc. and Subsidiaries

these securities initially had underlying investment grade ratings, poor pool performance has in some cases resulted in current ratings of below investment grade. The amount of ultimate loss exposure of these securities to the monoline insurers is a function of the ultimate performance of the collateral pools and cannot be reliably estimated. AIG believes that monoline insurers are currently providing payment support on approximately $380 million of such securities.
    The CRC reviews quarterly concentration reports in all categories listed above as well as credit trends by risk ratings. The CRC may adjust limits to provide reasonable assurance that AIG does not incur excessive levels of credit risk and that AIG’s credit risk profile is properly calibrated across business units.
Market Risk Management
AIG is exposed to market risks, primarily within its insurance and capital markets businesses. These asset-liability exposures are predominantly structural in nature, and not the result of speculative positioning to take advantage of short-term market opportunities. The Market Risk Management department (MRM), which reports to the CRO, is responsible for control and oversight of market risks in all aspects of AIG’s financial services, insurance, and investment activities.
AIG’s market exposures arise from the following:

•	AIG is a globally diversified enterprise with capital deployed in a variety of currencies. Capital deployed in AIG’s overseas businesses, when converted into U.S. dollars for financial reporting purposes, constitutes a “long foreign currency/short U.S. dollar” market exposure on AIG’s balance sheet. Similarly, overseas earnings denominated in foreign currency also represent a “long foreign currency/short U.S. dollar” market exposure on AIG’s income statement.
•	Much of AIG’s domestic capital is invested in U.S. fixed income or equity securities, leading to exposures to U.S. yields and equity markets.
•	Several of AIG’s Foreign Life Insurance subsidiaries operate in developing markets where maturities on longer-term life insurance liabilities exceed the maximum maturities of available local currency assets.
    As a globally diversified enterprise, AIG is exposed to a variety of foreign currency risks. AIG earns a significant portion of its income from operations conducted in foreign currencies which must be translated into U.S. dollars for consolidated reporting purposes. Consequently, exchange rate fluctuations can cause volatility in AIG’s reported earnings. When the U.S. dollar weakens against other currencies, AIG’s earnings increase. When the U.S. dollar strengthens against other currencies, AIG’s earnings decline.
    The sensitivity of AIG’s consolidated shareholders’ equity to foreign exchange volatility is more complex. AIG has significant capital committed overseas, which rises in value on AIG’s consolidated balance sheet when the U.S. dollar weakens. AIG also has significant U.S. dollar asset holdings overseas, which offset the foreign exchange exposure arising from AIG’s overseas capital. Similar to the income statement, AIG’s overall balance sheet is net long foreign currencies and net short U.S. dollars.
    The table below provides an estimate of the sensitivity of shareholders’ equity and net income to 10 percent changes in the value of the U.S. dollar relative to foreign currencies as of December 31, 2007, assuming a tax rate of 35 percent:

	U.S. dollar up	U.S. dollar down
(in millions)	10 percent	10 percent

Shareholders’ equity	$(466)	$466
Net income	$(220)	$220

    AIG analyzes market risk using various statistical techniques including Value at Risk (VaR). VaR is a summary statistical measure that uses the estimated volatility and correlation of market factors to calculate the maximum loss that could occur over a defined period of time with a specified level of statistical confidence. VaR measures not only the size of individual exposures but also the interaction between different market exposures, thereby providing a portfolio approach to measuring market risk. Similar VaR methodologies are used to determine capital requirements for market risk within AIG’s economic capital framework.
Insurance, Asset Management and Non-Trading Financial Services VaR
AIG performs one comprehensive VaR analysis across all of its non-trading businesses, and a separate VaR analysis for its trading business at AIGFP. The comprehensive VaR is categorized by AIG business segment (General Insurance, Life Insurance & Retirement Services, Financial Services and Asset Management) and also by market risk factor (interest rate, currency and equity). AIG’s market risk VaR calculations include exposures to benchmark Treasury or swap interest rates, but do not include exposures to credit-based factors such as credit spreads. AIG’s credit exposures within its invested assets and credit derivative portfolios are discussed in Credit Risk Management — Financial Services herein.
    For the insurance segments, assets included are invested assets (excluding direct holdings of real estate) and liabilities included are reserve for losses and loss expenses, reserve for unearned premiums, future policy benefits for life and accident and health insurance contracts and other policyholders’ funds. For financial services companies, loans and leases represent the majority of assets represented in the VaR calculation, while bonds and notes issued represent the majority of liabilities.
    AIG calculated the VaR with respect to net fair values as of December 31, 2007 and 2006. The VaR number represents the maximum potential loss as of those dates that could be incurred with a 95 percent confidence (i.e., only five percent of historical scenarios show losses greater than the VaR figure) within a one-month holding period. AIG uses the historical simulation methodology that entails repricing all assets and liabilities under explicit changes in market rates within a specific historical time period. AIG uses the most recent three years of historical market information for interest rates, foreign exchange rates, and equity
AIG 2007 Form 10-K         115

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

	2007				2006

		For the Year Ended				For the Year Ended
		December 31,				December 31,

(in millions)	As of December 31	Average	High	Low	As of December 31	Average	High	Low

Total AIG Non-Trading Market Risk:
Diversified	$5,593	$5,316	$5,619	$5,073	$5,073	$5,209	$5,783	$4,852
Interest rate	4,383	4,600	4,757	4,383	4,577	4,962	5,765	4,498
Currency	785	729	785	685	686	641	707	509
Equity	2,627	2,183	2,627	1,873	1,873	1,754	1,873	1,650
General Insurance:
Diversified	$1,363	$1,637	$1,892	$1,363	$1,717	$1,697	$1,776	$1,617
Interest rate	1,117	1,492	1,792	1,117	1,541	1,635	1,717	1,541
Currency	255	222	255	205	212	162	212	119
Equity	835	659	835	573	573	551	573	535
Life Insurance & Retirement Services:
Diversified	$5,180	$4,848	$5,180	$4,574	$4,574	$4,672	$5,224	$4,307
Interest rate	4,405	4,465	4,611	4,287	4,471	4,563	5,060	4,229
Currency	649	621	678	568	568	538	592	459
Equity	1,810	1,512	1,810	1,293	1,293	1,228	1,299	1,133
Non-Trading Financial Services:
Diversified	$99	$117	$170	$85	$125	$165	$252	$125
Interest rate	95	116	168	76	127	166	249	127
Currency	13	12	13	11	11	8	11	7
Equity	1	1	1	1	1	1	2	1
Asset Management:
Diversified	$38	$49	$74	$26	$64	$144	$190	$64
Interest rate	32	45	72	22	63	145	192	63
Currency	2	3	5	2	3	4	7	3
Equity	13	11	13	8	8	9	13	8

    AIG’s total non-trading VaR increased from $5.1 billion at December 31, 2006 to $5.6 billion at December 31, 2007, primarily due to higher exposures to U.S. equity risk. The higher contribution of U.S. equity risk during 2007 was driven by a combination of three factors:

•	increased U.S. equity investment allocation in the General Insurance and Life Insurance & Retirement Services segments,
•	increased volatility in U.S. equity prices, and
•	rising correlations between U.S. equities and AIG’s structural duration exposures in Asia.
    Interest rate and foreign exchange volatilities generally moderated during 2007.
Operational Risk Management
AIG’s corporate-level Operational Risk Management department (ORM) oversees AIG’s operational risk management practices. The Director of ORM reports to the CRO. ORM is responsible for establishing the framework, principles and guidelines for operational risk management. ORM also manages compliance with the requirements of the Sarbanes-Oxley Act of 2002.
    Each business unit is responsible for implementing the components of AIG’s operational risk management program to ensure that effective operational risk management practices are utilized throughout AIG.
    Upon full implementation, the program will consist of a risk and control self assessment (RCSA) process, risk event data analysis, key risk indicators and governance. To date, AIG has developed the methodology for performing a combined operational risk and compliance RCSA in each of AIG’s key business units.
Insurance Risk Management
Reinsurance
AIG uses reinsurance programs for its insurance risks as follows:

•	facultative to cover large individual exposures;
•	quota share treaties to cover specific books of business;
•	excess of loss treaties to cover large losses;
•	excess or surplus automatic treaties to cover individual life risks in excess of stated per-life retention limits; and
•	catastrophe treaties to cover specific catastrophes including earthquake, windstorm and flood.
116        AIG 2007 Form 10-K

American International Group, Inc. and Subsidiaries

    AIG’s Reinsurance Security Department (RSD) conducts periodic detailed assessments of the financial status and condition of current and potential reinsurers, both foreign and domestic. The RSD monitors both the nature of the risks ceded to the reinsurers and the aggregation of total reinsurance recoverables ceded to reinsurers. Such assessments may include, but are not limited to, identifying if a reinsurer is appropriately licensed and has sufficient financial capacity, and evaluating the local economic environment in which a foreign reinsurer operates.
    The RSD reviews the nature of the risks ceded to reinsurers and the need for credit risk mitigants. For example, in AIG’s treaty reinsurance contracts, AIG frequently includes provisions that require a reinsurer to post collateral when a referenced event occurs. Furthermore, AIG limits its unsecured exposure to reinsurers through the use of credit triggers, which include, but are not limited to, insurer financial strength rating downgrades, declines in policyholders surplus below predetermined levels, decreases in the NAIC risk-based capital (RBC) ratio or reaching maximum limits of reinsurance recoverables. In addition, AIG’s CRC reviews all reinsurer exposures and credit limits and approves most large reinsurer credit limits that represent actual or potential credit concentrations. AIG believes that no exposure to a single reinsurer represents an inappropriate concentration of risk to AIG, nor is AIG’s business substantially dependent upon any single reinsurance contract.
    AIG enters into intercompany reinsurance transactions for its General Insurance and Life Insurance & Retirement Services operations. AIG enters into these transactions as a sound and prudent business practice in order to maintain underwriting control and spread insurance risk among AIG’s various legal entities and to leverage economies of scale with external reinsurers. When required for statutory recognition, AIG obtains letters of credit from third-party financial institutions to collateralize these intercompany transactions. At December 31, 2007, approximately $8.8 billion of letters of credit were outstanding to cover intercompany reinsurance transactions between subsidiaries.
    Although reinsurance arrangements do not relieve AIG subsidiaries from their direct obligations to insureds, an efficient and effective reinsurance program substantially mitigates AIG’s exposure to potentially significant losses. AIG continually evaluates the reinsurance markets and the relative attractiveness of various arrangements for coverage, including structures such as catastrophe bonds, insurance risk securitizations, “sidecars” and similar vehicles.
    Based on this ongoing evaluation and other factors, effective December 31, 2007, Lexington and Concord Re Limited agreed to commute their quota share reinsurance agreement covering U.S. commercial property insurance business written by Lexington on a risk attaching basis. This agreement was effective in July 2006 and was due to expire on January 15, 2008.
    For 2008, AIG purchased a U.S. catastrophe coverage of approximately $1.1 billion in excess of a per occurrence deductible of $1.5 billion. For Life Insurance & Retirement Services, AIG’s 2008 catastrophe program covers losses of $250 million in excess of $200 million for Japan and Taiwan only.
Reinsurance Recoverable
General reinsurance recoverable assets are comprised of:

•	balances due from reinsurers for indemnity losses and loss expenses billed to, but not yet collected from, reinsurers (Paid Losses Recoverable);
•	ultimate ceded reserves for indemnity losses and expenses includes reserves for claims reported but not yet paid and estimates for IBNR (collectively, Ceded Loss Reserves); and
•	Ceded Reserves for Unearned Premiums.
    At December 31, 2007, general reinsurance assets of $21.5 billion include Paid Losses Recoverable of $1.8 billion and Ceded Loss Reserves of $16.2 billion, and $4.0 billion of Ceded Reserves for Unearned Premiums. The methods used to estimate IBNR and to establish the resulting ultimate losses involve projecting the frequency and severity of losses over multiple years and are continually reviewed and updated by management. Any adjustments are reflected in income currently. It is AIG’s belief that the ceded reserves for losses and loss expenses at December 31, 2007 were representative of the ultimate losses recoverable. Actual losses may differ from the reserves currently ceded.
    AIG manages the credit risk in its reinsurance relationships by transacting with reinsurers that it considers financially sound, and when necessary AIG requires reinsurers to post substantial collateral in the form of funds, securities and/or irrevocable letters of credit. This collateral can be drawn on for amounts that remain unpaid beyond specified time periods on an individual reinsurer basis. At December 31, 2007, approximately 55 percent of the general reinsurance assets were from unauthorized reinsurers. The terms authorized and unauthorized pertain to regulatory categories, not creditworthiness. More than 50 percent of these balances were collateralized, permitting statutory recognition. Additionally, with the approval of insurance regulators, AIG posted approximately $1.8 billion of letters of credit issued by commercial banks in favor of certain Domestic General Insurance companies to permit those companies statutory recognition of balances otherwise uncollateralized at December 31, 2007. The remaining 45 percent of the general reinsurance assets were from authorized reinsurers. At December 31, 2007, approximately 87 percent of the balances with respect to authorized reinsurers are from reinsurers rated A (excellent) or better, as rated by A.M. Best, or A (strong) or better, as rated by S&P. These ratings are measures of financial strength.
AIG 2007 Form 10-K         117

American International Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

The following table provides information for each reinsurer representing in excess of five percent of AIG’s reinsurance assets at December 31, 2007:

			Gross	Percent of		Uncollateralized
		A.M.	General	General		General
	S&P	Best	Reinsurance	Reinsurance	Collateral	Reinsurance
(in millions)	Rating(a)	Rating(a)	Assets	Assets, Net	Held(b)	Assets

Reinsurer:
Swiss Reinsurance Group	AA-	A+	$1,818	8.5%	$372	$1,446
Berkshire Hathaway Insurance Group	AAA	A++	$1,618	7.5%	$212	$1,406
Munich Reinsurance Group	AA-	A+	$1,200	5.6%	$430	$770
Lloyd’s Syndicates — Lloyd’s of London(c)	A+	A	$1,089	5.1%	$113	$976

(a)	Rating designations as of February 19, 2008.

(b)	Excludes collateral held in excess of applicable treaty balances.

(c)	Excludes Equitas gross reinsurance assets that are unrated, which are less than five percent of AIG’s general reinsurance assets.
    AIG maintains an allowance for estimated unrecoverable reinsurance of $520 million. At December 31, 2007, AIG had no significant reinsurance recoverables due from any individual reinsurer that was financially troubled (i.e., liquidated, insolvent, in receivership or otherwise subject to formal or informal regulatory restriction).
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
    AIG closely manages insurance risk by overseeing and controlling the nature and geographic location of the risks in each line of business underwritten, the terms and conditions of the underwriting and the premiums charged for taking on the risk. Concentrations of risk are analyzed using various modeling techniques and include, but are not limited to, wind, flood, earthquake, terrorism and accident.
    AIG has two major categories of insurance risks as follows:

•	General Insurance — risks covered include property, casualty, fidelity/surety, management liability and mortgage insurance. Risks in the general insurance segment are managed through aggregations and limitations of concentrations at multiple levels: policy, line of business, correlation and catastrophic risk events.
•	Life Insurance & Retirement Services — risks include mortality and morbidity in the insurance-oriented products and insufficient cash flows to cover contract liabilities in the retirement savings-oriented products. Risks are managed through product design, sound medical underwriting, external traditional reinsurance programs and external catastrophe reinsurance programs.
    AIG is a major purchaser of reinsurance for its insurance operations. The use of reinsurance facilitates insurance risk management (retention, volatility, concentrations) and capital planning locally (branch and subsidiary). AIG may purchase reinsurance on a pooling basis. Pooling of AIG’s reinsurance risks enables AIG to purchase reinsurance more efficiently at a consolidated level, manage global counterparty risk and relationships and manage global catastrophe risks, both for the General Insurance and Life Insurance & Retirement Services businesses.
General Insurance
In General Insurance, underwriting risks are managed through the application approval process, exposure limitations as well as through exclusions, coverage limits and reinsurance. The risks covered by AIG are managed through limits on delegated underwriting authority, the use of sound underwriting practices, pricing procedures and the use of actuarial analysis as part of the determination of overall adequacy of provisions for insurance contract liabilities.
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
118        AIG 2007 Form 10-K

American International Group, Inc. and Subsidiaries

adversely affect AIG’s business and operating results to an extent that may be only partially offset by reinsurance programs.
    AIG evaluates catastrophic events and assesses the probability of occurrence and magnitude of catastrophic events through the use of industry recognized models, among other techniques. AIG updates these models by periodically monitoring the exposure to risks of AIG’s worldwide General Insurance operations and adjusting such models accordingly. Following is an overview of modeled losses associated with the more significant natural perils, which includes exposures for DBG, Personal Lines, Foreign General (other than Ascot), and The Hartford Steam Boiler Inspection and Insurance Company. Transatlantic and Ascot utilize a different model, and their combined results are presented separately below. Significant life insurance and accident and health (A&H) exposures have been added to these results as well. The modeled results assume that all reinsurers fulfill their obligations to AIG in accordance with their terms.
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
    AIG has revised the catastrophe exposure disclosures presented below from those included in the 2006 Annual Report on Form 10-K to reflect more recent data, as well as reinsurance programs in place as of January 31, 2008. The modeled results provided in the table below were based on the aggregate exceedence probability (AEP) losses which represent total property, workers compensation, life insurance, and A&H losses that may occur in any single year from one or more natural events. The life insurance and A&H data include exposures for United States, Japan, and Taiwan earthquakes. These represent the largest share of life insurance and A&H exposures to earthquake. A&H losses were modeled using December 2006 data, and life insurance losses were modeled using March 2006 data. Modeled life insurance results using more recent data will be available by May 2008. However, management does not believe that changes in the life insurance and A&H exposures will materially increase AIG’s overall exposures. The updated property exposures were generally modeled with exposure data as of June 2007. Lexington commercial lines exposure, which represents the largest share of the modeled losses, was based on data as of October 2007. All reinsurance program structures, including both domestic and international structures, have also been updated. The values provided are based on 100-year return period losses, which have a one percent likelihood of being exceeded in any single year. Thus, the model projects that there is a one percent probability that AIG could incur in any year losses in excess of the modeled amounts for these perils. Losses include loss adjustment expenses and the net values include reinstatement premiums.

			Net After	% of Consolidated
		Net of 2008	Income	Shareholders’ Equity at
(in millions)	Gross	Reinsurance	Tax	December 31, 2007

Natural Peril:
Earthquake	$5,625	$3,397	$2,208	2.3%
Tropical Cyclone*	$5,802	$3,430	$2,230	2.3%

*	Includes hurricanes, typhoons and other wind-related events.
    Gross earthquake and tropical cyclone modeled losses increased $1.9 billion and $1.0 billion, respectively, while net losses increased $923 million and $234 million, respectively. The earthquake probable maximum loss for 2007 now includes AIG’s life insurance and A&H exposures that were previously not included. These changes also reflect overall increased exposure, changes in the Lexington quota share program, the inclusion of loss adjustment expenses, and changes in corporate catastrophe structure.
    In addition to the return period loss, AIG evaluates potential single event earthquake and hurricane losses that may be incurred. The single events utilized are a subset of potential events identified and utilized by Lloyd’s (as described in Lloyd’s Realistic Disaster Scenarios, Scenario Specifications, April 2006) and referred to as Realistic Disaster Scenarios (RDSs). The purpose of this analysis is to utilize these RDSs to provide a reference frame and place into context the model results. However, it is important to note that the specific events used for this analysis do not necessarily represent the worst case loss that AIG could incur from this type of an event in these regions. The losses associated with the RDSs are included in the table below.
    Single event modeled property and workers compensation losses to AIG’s worldwide portfolio of risk for key geographic areas are set forth below. Gross values represent AIG’s liability after the application of policy limits and deductibles, and net values represent losses after reinsurance is applied and include reinsurance reinstatement premiums. Both gross and net losses include loss adjustment expenses.

		Net of 2008
(in millions)	Gross	Reinsurance

Natural Peril:
San Francisco Earthquake	$6,236	$3,809
Miami Hurricane	$5,829	$3,280
Northeast Hurricane	$5,287	$3,739
Los Angeles Earthquake	$5,375	$3,297
Gulf Coast Hurricane	$3,730	$2,088
Japanese Earthquake	$1,109	$406
European Windstorm	$252	$89
Japanese Typhoon	$177	$103

AIG 2007 Form 10-K         119

American International Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

    AIG also monitors key international property risks utilizing modeled statistical return period losses. Based on these simulations, the 100-year return period loss for Japanese Earthquake is $510 million gross, and $170 million net, the 100-year return period loss for European Windstorm is $448 million gross, and $154 million net, and the 100-year return period loss for Japanese Typhoon is $340 million gross, and $212 million net.
    The losses provided above do not include Transatlantic and Ascot. The combined earthquake and tropical cyclone 100-year return period modeled losses for Ascot and Transatlantic together are estimated to be $1.0 billion, on a gross basis, $749 million, net of reinsurance.
   ACTUAL RESULTS IN ANY PERIOD ARE LIKELY TO VARY, PERHAPS MATERIALLY, FROM THE MODELED SCENARIOS, AND THE OCCURRENCE OF ONE OR MORE SEVERE EVENTS COULD HAVE A MATERIAL ADVERSE EFFECT ON AIG’S FINANCIAL CONDITION, RESULTS OF OPERATIONS AND LIQUIDITY.
Measures Implemented to Control Hurricane and Earthquake Catastrophic Risk
Catastrophic risk from the earthquake and hurricane perils is proactively managed through reinsurance programs, and aggregate accumulation monitoring. Catastrophe reinsurance is purchased by AIG from financially sound reinsurers. Recoveries under this program, along with other non-catastrophic reinsurance protections, are reflected in the net values provided in the tables above. In addition to catastrophic reinsurance programs, hurricane and earthquake exposures are controlled by periodically monitoring aggregate exposures. The aggregate exposures are calculated by compiling total liability within AIG defined hurricane and earthquake catastrophe risk zones and therefore represent the maximum that could be lost in any individual zone. These aggregate accumulations are tracked over time in order to monitor both long- and short-term trends. AIG’s major property writers, Lexington and AIG Private Client Group, have also implemented catastrophe-related underwriting procedures and manage their books at an account level. Lexington individually models most accounts prior to binding in order to specifically quantify catastrophic risk for each account.
Terrorism
Exposure to loss from terrorist attack is controlled by limiting the aggregate accumulation of workers compensation and property insurance that is underwritten within defined target locations. Modeling is used to provide projections of probable maximum loss by target location based upon the actual exposures of AIG policyholders.
    Terrorism risk is monitored to manage AIG’s exposure. AIG shares its exposures to terrorism risks under the Terrorism Risk Insurance Act, which was recently extended through December 31, 2014 by the Terrorism Risk Insurance Program Reauthorization Act of 2007 (TRIA). During 2007, AIG’s deductible under TRIA was approximately $4.0 billion, with a 15 percent share of certified terrorism losses in excess of the deductible. As of January 1, 2008, the deductible increased to $4.2 billion, with a 15 percent share of certified terrorism losses in excess of the deductible. AIG actively monitors and controls its aggregate accumulated exposure within the parameters of the protection provided by the TRIA.
Life Insurance & Retirement Services
In Life Insurance & Retirement Services, the primary risks are the following:

•	underwriting, which represents the exposure to loss resulting from the actual policy experience emerging adversely in comparison to the assumptions made in the product pricing associated with mortality, morbidity, termination and expenses; and
•	investment risk which represents the exposure to loss resulting from the cash flows from the invested assets being less than the cash flows required to meet the obligations of the expected policy and contract liabilities and the necessary return on investments.
    AIG businesses manage these risks through exposure limitations and the active management of the asset-liability relationship in their operations. The emergence of significant adverse experience would require an adjustment to DAC and benefit reserves that could have a material adverse effect on AIG’s consolidated results of operations for a particular period.
    AIG’s Foreign Life Insurance & Retirement Services companies generally limit their maximum underwriting exposure on life insurance of a single life to approximately $1.7 million of coverage. AIG’s Domestic Life Insurance & Retirement Services companies limit their maximum underwriting exposure on life insurance of a single life to $15 million of coverage in certain circumstances by using yearly renewable term reinsurance. In Life Insurance & Retirement Services, the reinsurance programs provide risk mitigation per policy, per individual life for life and group covers and for catastrophic risk events.
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
    The contagion and mortality rates of any mutated H5N1 virus that can be transmitted from human to human are highly speculative. AIG continues to monitor the developing facts. A significant global outbreak could have a material adverse effect on Life Insurance & Retirement Services operating results and liquidity from increased mortality and morbidity rates. AIG continues to analyze its exposure to this serious threat and has engaged an external risk management firm to model loss scenarios associated with an outbreak of Avian Flu. For a “mild” scenario, AIG estimates its after-tax net losses under its life insurance policies due to Avian Flu at approximately 2 percent of consolidated shareholders’ equity as of December 31, 2007. This estimate was calculated over a 3-year period, although the
120        AIG 2007 Form 10-K

American International Group, Inc. and Subsidiaries

majority of the losses would be incurred in the first year. The modeled losses calculated were based on 2006 policy data representing approximately 92 percent of AIG’s individual life, group life and credit life books of business, net of reinsurance. This estimate does not include claims that could be made under other policies, such as business interruption or general liability policies, and does not reflect estimates for losses resulting from disruption of AIG’s own business operations or asset losses that may arise out of such a pandemic. The model used to generate this estimate has only recently been developed. The reasonableness of the model and its underlying assumptions cannot readily be verified by reference to comparable historical events. As a result, AIG’s actual losses from a pandemic influenza outbreak are likely to vary significantly from those predicted by the model.
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
    AIGFP actively manages its exposures to limit potential economic losses, while maximizing the rewards afforded by these business opportunities even though some products or derivatives may result in operating income volatility. In doing so, AIGFP must continually manage a variety of exposures including credit, market, liquidity, operational and legal risks.
Derivative Transactions
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
    In addition, AIGFP utilizes various credit enhancements, including letters of credit, guarantees, collateral, credit triggers, credit derivatives and margin agreements to reduce the credit risk relating to its outstanding financial derivative transactions. AIGFP requires credit enhancements in connection with specific transactions based on, among other things, the creditworthiness of the counterparties, and the transaction’s size and maturity. Furthermore, AIGFP generally seeks to enter into agreements that have the benefit of set-off and close-out netting provisions. These provisions provide that, in the case of an early termination of a transaction, AIGFP can setoff its receivables from a counterparty against its payables to the same counterparty arising out of all covered transactions. As a result, where a legally enforceable netting agreement exists, the fair value of the transaction with the counterparty represents the net sum of estimated positive fair values. The fair value of AIGFP’s interest rate, currency, commodity and equity swaps, options, swaptions, and forward commitments, futures, and forward contracts approximated $17.13 billion at December 31, 2007 and $19.61 billion at December 31, 2006. Where applicable, these amounts have been determined in accordance with the respective master netting agreements.
    AIGFP evaluates the counterparty credit quality by reference to ratings from rating agencies or, where such ratings are not available, by internal analysis consistent with the risk rating policies of the CRC. In addition, AIGFP’s credit approval process involves pre-set counterparty and country credit exposure limits and, for particularly credit-intensive transactions, requires approval from the CRC. AIG estimates that the average credit rating of Capital Markets derivatives counterparties, measured by reference to the fair value of its derivative portfolio as a whole, is equivalent to the AA rating category.
    At December 31, 2007 and 2006, the fair value of Capital Markets derivatives portfolios by counterparty credit rating was as follows:

(in millions)	2007	2006

Rating:
AAA	$5,069	$5,465
AA	5,166	8,321
A	4,796	3,690
BBB	1,801	2,032
Below investment grade	302	99

Total	$17,134	$19,607

Credit Derivatives
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
AIG 2007 Form 10-K         121

American International Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

by AIGFP for each transaction to provide that the likelihood of any payment obligation by AIGFP under each transaction is remote, even in severe recessionary market scenarios. The underwriting process for these derivatives included assumptions of severely stressed recessionary market scenarios to minimize the likelihood of realized losses under these obligations.
    In certain cases, the credit risk associated with a designated portfolio is tranched into different layers of risk, which are then analyzed and rated by the credit rating agencies. Typically, there will be an equity layer covering the first credit losses in respect of the portfolio up to a specified percentage of the total portfolio, and then successive layers ranging from generally a BBB-rated layer to one or more AAA-rated layers. In transactions that are rated with respect to the risk layer or tranche that is immediately junior to the threshold level above which AIGFP’s payment obligation would generally arise, a significant majority are rated AAA by the rating agencies. In transactions that are not rated, AIGFP applies the same risk criteria for setting the threshold level for its payment obligations. Therefore, the risk layer assumed by AIGFP with respect to the designated portfolio in these transactions is often called the “super senior” risk layer, defined as the layer of credit risk senior to a risk layer that has been rated AAA by the credit rating agencies, or if the transaction is not rated, equivalent thereto.
    At December 31, 2007 the notional amounts and unrealized market valuation loss of the super senior credit default swap portfolio by asset classes were as follows:

	Notional	Unrealized Market
	Amount	Valuation Loss
	(in billions)	(in millions)

Corporate loans(a)	$230	$—
Prime residential mortgages(a)	149	—
Corporate Debt/CLOs	70	226
Multi-sector CDO(b)	78	11,246

Total	$527	$11,472

(a)	Predominantly represent transactions written to facilitate regulatory capital relief.
(b)	Approximately $61.4 billion in notional amount of the multi-sector CDO pools include some exposure to U.S. subprime mortgages.
    Approximately $379 billion (consisting of the corporate loans and prime residential mortgages) of the $527 billion in notional exposure of AIGFP’s super senior credit default swap portfolio as of December 31, 2007 represents derivatives written for financial institutions, principally in Europe, for the purpose of providing them with regulatory capital relief rather than risk mitigation. In exchange for a minimum guaranteed fee, the counterparties receive credit protection in respect of diversified loan portfolios they own, thus improving their regulatory capital position. These derivatives are generally expected to terminate at no additional cost to the counterparty upon the counterparty’s adoption of models compliant with the Basel II Accord. AIG expects that the majority of these transactions will be terminated within the next 12 to 18 months by AIGFP’s counterparties as they implement models compliant with the new Basel II Accord. As of February 26, 2008, $54 billion in notional exposures have either been terminated or are in the process of being terminated. AIGFP was not required to make any payments as part of these terminations and in certain cases was paid a fee upon termination. In light of this experience to date and after other comprehensive analyses, AIG did not recognize an unrealized market valuation adjustment for this regulatory capital relief portfolio for the year ended December 31, 2007. AIG will continue to assess the valuation of this portfolio and monitor developments in the marketplace. There can be no assurance that AIG will not recognize unrealized market valuation losses from this portfolio in future periods. In addition to writing credit protection on the super senior risk layer on designated portfolios of loans or debt securities, AIGFP also wrote protection on tranches below the super senior risk layer. At December 31, 2007 the notional amount of the credit default swaps in the regulatory capital relief portfolio written on tranches below the super senior risk layer was $5.8 billion, with an estimated fair value of $(25) million.
    AIGFP has also written credit protection on the super senior risk layer of diversified portfolios of investment grade corporate debt, collateralized loan obligations (CLOs) and multi-sector CDOs. AIGFP is at risk only on the super senior portion related to a diversified portfolio referenced to loans or debt securities. The super senior risk portion is the last tranche to suffer losses after significant subordination. Credit losses would have to erode all tranches junior to the super senior tranche before AIGFP would suffer any realized losses. The subordination level required for each transaction is determined based on internal modeling and analysis of the pool of underlying assets and is not dependent on ratings determined by the rating agencies. While the credit default swaps written on corporate debt obligations are cash settled, the majority of the credit default swaps written on CDOs and CLOs require physical settlement. Under a physical settlement arrangement, AIGFP would be required to purchase the referenced super senior security at par in the event of a non-payment on that security.
    Certain of these credit derivatives are subject to collateral posting provisions. These provisions differ among counterparties and asset classes. In the case of most of the multi-sector CDO transactions, the amount of collateral required is determined based on the change in value of the underlying cash security that represents the super senior risk layer subject to credit protection, and not the change in value of the super senior credit derivative.
    AIGFP is indirectly exposed to U.S. residential mortgage subprime collateral in the CDO portfolios, the majority of which is from 2004 and 2005 vintages. However, certain of the CDOs on which AIGFP provided credit protection permit the collateral manager to substitute collateral during the reinvestment period, subject to certain restrictions. As a result, in certain transactions, U.S. residential mortgage subprime collateral of 2006 and 2007 vintages has been added to the collateral pools. At December 31, 2007, U.S. residential mortgage subprime collateral of 2006 and 2007 vintages comprised approximately 4.9 percent of the total collateral pools underlying the entire portfolio of CDOs with credit protection.
    AIGFP has written 2a-7 Puts in connection with certain multi-sector CDOs that allow the holders of the securities to treat the securities as eligible short-term 2a-7 investments under the
122        AIG 2007 Form 10-K

American International Group, Inc. and Subsidiaries

Investment Company Act of 1940. Holders of securities are permitted, in certain circumstances, to tender their securities to the issuers at par. If an issuer’s remarketing agent is unable to resell the securities so tendered, AIGFP must purchase the securities at par as long as the security has not experienced a default. During 2007, AIGFP repurchased securities with a principal amount of approximately $754 million pursuant to these obligations. In certain transactions, AIGFP has contracted with third parties to provide liquidity for the securities if they are put to AIGFP for up to a three-year period. Such liquidity facilities totaled approximately $3 billion at December 31, 2007. As of February 26, 2008, AIGFP has not utilized these liquidity facilities. At December 31, 2007, AIGFP had approximately $6.5 billion of notional exposure on 2a-7 Puts, included as part of the multi-sector CDO portfolio discussed herein.
    As of January 31, 2008, a significant majority of AIGFP’s super senior exposures continued to have tranches below AIGFP’s attachment point that have been explicitly rated AAA or, in AIGFP’s judgment, would have been rated AAA had they been rated. AIGFP’s portfolio of credit default swaps undergoes regular monitoring, modeling and analysis and contains protection through collateral subordination.
    AIGFP accounts for its credit default swaps in accordance with FAS 133 “Accounting For Derivative Instruments and Hedging Activities” and Emerging Issues Task Force 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities” (EITF 02-3). In accordance with EITF 02-3, AIGFP does not recognize income in earnings at the inception of each transaction because the inputs to value these instruments are not derivable from observable market data.
    The valuation of the super senior credit derivatives has become increasingly challenging given the limitation on the availability of market observable information due to the lack of trading and price transparency in the structured finance market, particularly in the fourth quarter of 2007. These market conditions have increased the reliance on management estimates and judgments in arriving at an estimate of fair value for financial reporting purposes. Further, disparities in the valuation methodologies employed by market participants and the varying judgments reached by such participants when assessing volatile markets has increased the likelihood that the various parties to these instruments may arrive at significantly different estimates as to their fair values.
    AIGFP’s valuation methodologies for the super senior credit default swap portfolio have evolved in response to the deteriorating market conditions and the lack of sufficient market observable information. AIG has sought to calibrate the model to market information and to review the assumptions of the model on a regular basis.
    AIGFP employs a modified version of the BET model to value its super senior credit default swap portfolio, including the 2a-7 Puts. The BET model utilizes default probabilities derived from credit spreads implied from market prices for the individual securities included in the underlying collateral pools securing the CDOs. AIGFP obtained prices on these securities from the CDO collateral managers.
    The BET model also utilizes diversity scores, weighted average lives, recovery rates and discount rates. The determination of some of these inputs require the use of judgment and estimates, particularly in the absence of market observable data. AIGFP also employed a Monte Carlo simulation to assist in quantifying the effect on valuation of the CDO of the unique features of the CDO’s structure such as triggers that divert cash flows to the most senior level of the capital structure.
    The credit default swaps written by AIGFP cover only the failure of payment on the super senior CDO security. AIGFP does not own the securities in the CDO collateral pool. The credit spreads implied from the market prices of the securities in the CDO collateral pool incorporate the risk of default (credit risk), the market’s price for liquidity risk and in distressed markets, the risk aversion costs. Spreads on credit derivatives tend to be narrower because, unlike in the case of investing in a bond, there is no need to fund the position (except when an actual credit event occurs). In times of illiquidity, the difference between spreads on cash securities and derivative instruments (the “negative basis”) may be even wider for high quality assets. AIGFP was unable to reliably verify this negative basis due to the accelerating severe dislocation, illiquidity and lack of trading in the asset backed securities market during the fourth quarter of 2007 and early 2008. The valuations produced by the BET model therefore represent the valuations of the underlying super senior CDO cash securities with no recognition of the effect of the basis differential on that valuation.
    AIGFP also considered the valuation of the super senior CDO securities provided by third parties, including counterparties to these transactions, and made adjustments as necessary.
    As described above, AIGFP uses numerous assumptions in determining its best estimate of the fair value of the super senior credit default swap portfolio. The most significant assumption utilized in developing the estimate is the pricing of the securities within the CDO collateral pools. If the actual pricing of the securities within the collateral pools differs from the pricing used in estimating the fair value of the super senior credit default swap portfolio, there is potential for significant variation in the fair value estimate. A decrease by five points (for example, from 87 cents per dollar to 82 cents per dollar) in the aggregate price of the securities would cause an additional unrealized market valuation loss of approximately $3.7 billion, while an increase in the aggregate price of the securities by five points (for example, from 90 cents per dollar to 95 cents per dollar) would reduce the unrealized market valuation loss by approximately $3 billion. The effect on the unrealized market valuation loss is not proportional to the change in the aggregate price of the securities.
    In the case of credit default swaps written on investment grade corporate debt and CLOs, AIGFP estimated the value of its obligations by reference to the relevant market indices or third party quotes on the underlying super senior tranches where available.
    AIGFP monitors the underlying portfolios to determine whether the credit loss experience for any particular portfolio has caused
AIG 2007 Form 10-K         123

American International Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

the likelihood of AIGFP having a payment obligation under the transaction to be greater than super senior risk.
    As of February 26, 2008, AIGFP had received collateral calls from counterparties in respect of certain super senior credit default swaps (including those entered into by counterparties for regulatory capital relief purposes and those in respect of corporate debt/CLOs). AIG is aware that valuation estimates made by certain of the counterparties with respect to certain super senior credit default swaps or the underlying reference CDO securities, for purposes of determining the amount of collateral required to be posted by AIGFP in connection with such instruments, differ significantly from AIGFP’s estimates. AIGFP has been able to successfully resolve some of the differences, including in certain cases entering into compromise collateral arrangements, some of which are for specified periods of time. AIGFP is also in discussions with other counterparties to resolve such valuation differences. As of February 26, 2008, AIGFP had posted collateral (or had received collateral, where offsetting exposures on other transactions resulted in the counterparty posting to AIGFP) based on exposures, calculated in respect of super senior default swaps, in an aggregate amount of approximately $5.3 billion. Valuation estimates made by counterparties for collateral purposes were considered in the determination of the fair value estimates of AIGFP’s super senior credit default swap portfolio.
    Both AIG’s ERM department and AIGFP have conducted risk analyses of the super senior multi-sector CDO credit default swap portfolio of AIGFP. There is currently no probable and reasonably estimable realized loss in this portfolio at December 31, 2007. AIG’s analyses have been conducted to assess the risk of incurring net realized losses over the remaining life of the portfolio. In addition to analyses of each individual risk in the portfolio, AIG conducted certain ratings-based stress tests, which centered around scenarios of further stress on the portfolio resulting from downgrades by the rating agencies from current levels on the underlying collateral in the CDO structures supported by AIGFP’s credit default swaps. These rating actions would be prompted by factors such as the worsening beyond current estimates of delinquency and residential housing price deterioration in the underlying assets in the collateral securities of the CDO structures. The results of these stress tests indicated possible realized losses on a static basis, since the assumptions of losses in these stress tests assumed immediate realization of loss. Actual realized losses would only be experienced over time given the timing of losses incurred in the underlying portfolios and the timing of breaches of the subordination afforded to AIGFP through the structures of the CDO. No benefit was taken in these stress tests for cash flow diversion features, recoveries upon default or other risk mitigant benefits. Based on these analyses and stress tests, AIG believes that any losses realized over time by AIGFP as a result of meeting its obligations under these derivatives will not be material to AIG’s consolidated financial condition, although it is possible that such realized losses could be material to AIG’s consolidated results of operations for an individual reporting period.
Capital Markets Trading VaR
AIGFP attempts to minimize risk in benchmark interest rates, equities, commodities and foreign exchange. Market exposures in option implied volatilities, correlations and basis risks are also minimized over time but those are the main types of market risks that AIGFP manages.
    AIGFP’s minimal reliance on market risk driven revenue is reflected in its VaR. AIGFP’s VaR calculation is based on the interest rate, equity, commodity and foreign exchange risk arising from its portfolio. Credit-related factors, such as credit spreads or credit default, are not included in AIGFP’s VaR calculation. Because the market risk with respect to securities available for sale, at market, is substantially hedged, segregation of the financial instruments into trading and other than trading was not deemed necessary. AIGFP operates under established market risk limits based upon this VaR calculation. In addition, AIGFP backtests its VaR.
    In the calculation of VaR for AIGFP, AIG uses the historical simulation methodology based on estimated changes to the value of all transactions under explicit changes in market rates and prices within a specific historical time period. AIGFP attempts to secure reliable and independent current market prices, such as published exchange prices, external subscription services such as Bloomberg or Reuters, or third-party or broker quotes. When such prices are not available, AIGFP uses an internal methodology which includes extrapolation from observable and verifiable prices nearest to the dates of the transactions. Historically, actual results have not deviated from these models in any material respect.
    AIGFP reports its VaR level using a 95 percent confidence interval and a one-day holding period, facilitating risk comparison with AIGFP’s trading peers and reflecting the fact that market risks can be actively assumed and offset in AIGFP’s trading portfolio.
124        AIG 2007 Form 10-K

American International Group, Inc. and Subsidiaries

The following table presents the year-end, average, high, and low VaRs* on a diversified basis and of each component of market risk for Capital Markets operations for the years 2007 and 2006. The diversified VaR is usually smaller than the sum of its components due to correlation effects.

		For the Year Ended				For the Year Ended
		December 31, 2007				December 31, 2006

(in millions)	As of December 31	Average	High	Low	As of December 31	Average	High	Low

Total AIG trading market risk:
Diversified	$5	$5	$8	$4	$4	$4	$7	$3
Interest rate	3	2	3	2	2	2	3	1
Currency	1	1	2	1	1	1	3	1
Equity	3	3	5	2	3	3	4	2
Commodity	3	3	7	2	5	3	5	2

*	The VaR calculation has been changed from a 3-year time series to a 5-year time series. The December 31, 2006 VaR reflects this change.
Aircraft Leasing
AIG’s Aircraft Leasing operations represent the operations of ILFC, which generates its revenues primarily from leasing new and used commercial jet aircraft to foreign and domestic airlines and companies associated with the airline industry. Risks inherent in this business, and which are managed at the business unit level, include the following:

•	the risk that there will be no market for the aircraft acquired;
•	the risk that aircraft cannot be placed with lessees;
•	the risk of nonperformance by lessees; and
•	the risk that aircraft and related assets cannot be disposed of at the time and in a manner desired.
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
    ILFC’s revenues and operating income may be adversely affected by the volatile competitive environment in which its customers operate. ILFC is exposed to operating loss and liquidity strain through nonperformance of aircraft lessees, through owning aircraft which it is unable to sell or re-lease at acceptable rates at lease expiration and, in part, through committing to purchase aircraft which it is unable to lease.
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
    Management formally reviews regularly, and no less frequently than quarterly, issues affecting ILFC’s fleet, including events and circumstances that may cause impairment of aircraft values. Management evaluates aircraft in the fleet as necessary based on these events and circumstances in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS 144). ILFC has not recognized any impairment related to its fleet in 2007, 2006 or 2005. ILFC has been able to re-lease the aircraft without diminution in lease rates that would result in an impairment under FAS 144.
Consumer Finance
AIG’s Consumer Finance operations provide a wide variety of consumer finance products, including real estate and other consumer loans, credit card loans, retail sales finance and credit-related insurance to customers both domestically and overseas, particularly in emerging markets. Consumer Finance operations include AGF as well as AIGCFG. AGF provides a wide variety of consumer finance products, including real estate loans, non-real estate loans, retail sales finance and credit-related insurance to customers in the United States, the U.K., Puerto Rico and the U.S. Virgin Islands. AIGCFG, through its subsidiaries, is engaged in developing a multi-product consumer finance business with an emphasis on emerging markets.
    Many of AGF’s borrowers are non-prime or subprime. The real estate loans are comprised principally of first-lien mortgages on residential real estate generally having a maximum term of 360 months, and are considered non-conforming. The real estate loans may be closed-end accounts or open-end home equity lines of credit and are principally fixed rate products. AGF does not offer mortgage products with borrower payment options that allow for negative amortization of the principal balance. The secured non-real estate loans are secured by consumer goods, automobiles or other personal property. Both secured and unsecured non-real estate loans and retail sales finance receivables generally have a maximum term of 60 months.
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
AIG 2007 Form 10-K         125

American International Group, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations Continued

    Through 2007, the overall credit quality of AGF’s finance receivables portfolio deteriorated modestly primarily due to negative economic fundamentals, a higher proportion of non-real estate loans and retail sales finance loans and the aging of the real estate loan portfolio. As of December 31, 2007, the 60-day delinquency rate for the entire portfolio increased by 78 basis points to 2.84 percent compared to 2006, while the 60-day delinquency rate for the real estate loans increased by 88 basis points to 2.64 percent. In 2007, AGF’s net charge-off rate increased to 1.16 percent compared to 0.95 percent in 2006, which reflected $6 million of non-recurring recoveries. Further weakening in the U.S. housing market or the overall U.S. economy may adversely affect the credit quality of AGF’s finance receivables.
    AIGCFG monitors the quality of its finance receivable portfolio and determines the appropriate level of the allowance for losses through several internal committees. These committees base their conclusions on quantitative analysis, qualitative factors, current economic conditions and trends, political and regulatory implications, competition and the judgment of the committees’ members.
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
    The majority of the credit and market risk exposures within Asset Management results from the Spread-Based Investment business and the investment activities of AIG Global Real Estate.
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
    AIG Global Real Estate is exposed to the general conditions in global real estate markets and the credit markets. Such exposure can subject Asset Management to delays in real estate property development and sales, additional carrying costs and in turn affect operating results within the segment. These risks are mitigated through the underwriting process, transaction and contract terms and conditions and portfolio diversification by type of project, sponsor, real estate market and country. AIG’s exposure to real estate investments is monitored on an ongoing basis by the Asset Management Real Estate Investment Committee.
    Asset Management is also exposed to market risk with respect to the warehoused investing activities of AIG Investments. During the warehousing period, AIG bears the cost and risks associated with carrying these investments and consolidates them on its balance sheet and records the operating results until the investments are transferred, sold or otherwise divested. Changes in market conditions may negatively affect the fair value of these warehoused investments. Market conditions may impede AIG from launching new investment products for which these warehoused assets are being held, which could result in AIG not recovering its investment upon transfer or divestment. In the event that AIG is unable to transfer or otherwise divest its interest in the warehoused investment to third parties, AIG could be required to hold these investments indefinitely.
Economic Capital
Since mid-2005, AIG has been developing a firm-wide economic capital model to improve decision making and to enhance shareholder value. Economic Capital is the amount of capital the organization, its segments, profit centers, products or transactions require to cover potential, unexpected losses within a confidence level consistent with the risk appetite and risk tolerances specified by management. The Economic Capital requirement can then be compared with the Economic Capital resources available to AIG.
    The Economic Capital requirement is driven by exposures to risks and interrelationships among various types of risks. As a global leader in insurance and financial services, AIG is exposed to various risks including underwriting, financial and operational risks. The Economic Capital initiative has modeled these risks into five major categories: property & casualty insurance risk, life insurance risk, market risk, credit risk and operational risk. Within each risk category, there are sub-risks that have been modeled in greater detail. The Economic Capital initiative also analyzes the interrelationships among various types of risk, aggregate exposure accumulation and concentration, and includes diversification benefits within and across risk categories and business segments.
    A primary objective of the Economic Capital initiative is to develop a comprehensive framework to discuss capital and performance on a risk-adjusted basis internally with AIG management and externally with the investment community, credit providers, regulators and rating agencies. Economic Capital analysis provides a framework to validate AIG’s capital adequacy, to measure more precisely capital efficiency at various levels throughout the organization, to allocate capital consistently among
126        AIG 2007 Form 10-K

American International Group, Inc. and Subsidiaries

AIG’s businesses, to quantify the specific areas of diversification benefits and to assess relative economic value added by a business, product or transaction to AIG as a whole. The Economic Capital initiative will also provide necessary and relevant analyses and inputs in developing a more efficient capital structure. Other key areas of Economic Capital applications include strategic decision-making for mergers, acquisitions and divestitures, risk accumulation and concentration, risk retention, reinsurance and hedging strategies and product development and pricing.
    During 2006, AIG developed a methodology framework that incorporates financial services industry best practices, maintains consistency with regulatory frameworks and reflects AIG’s distinct global business and management strategies. By utilizing stochastic simulation techniques, where appropriate, AIG enhanced existing models or developed new ones through a collaborative effort among business executives, actuaries, finance specialists and risk professionals. The initial assessments provided useful insight into the overall capital strength of AIG and its segments.
    Throughout 2007, AIG’s focus has been on a wide range of business applications of the model together with the continued enhancement of the granularity of the model. Key methodology enhancements introduced during 2007 include capital fungibility and diversification among legal entities, business units and geographic regions, consistent economic scenarios in developed and developing markets, and extensive catastrophic scenario analysis and stress testing. Furthermore, AIG enhanced its comprehensive set of risk governance structures to support the model’s inputs, assumptions and methodologies. Finally, AIG has engaged a panel of independent experts to provide further assurance to AIG’s senior management, business segment executives and external constituents as to the validity of the model and its results for business segments and for AIG in the aggregate.
    Besides model enhancements and firm-wide capital strength analysis, during 2007 AIG also incorporated its Economic Capital model and analysis into a number of specific business issues and in developing new business strategies. For example, economic capital analysis is being incorporated into the assessment phase for mergers, acquisitions and divestures, and in the development of capital markets solutions. In the reinsurance area, economic capital considerations are fundamental to the development of optimal risk retention and reinsurance strategies and management of credit exposures to reinsurance counterparties. In the Life Insurance & Retirement Services segment, the Economic Capital model has been used for product development, pricing and hedging strategies for living benefits in the variable annuity business. For life insurance products in Asian markets, enhanced asset-liability management strategies have been formulated for long duration liability structures and low interest rate environments in certain markets using the technology developed for AIG’s Economic Capital model.
    In 2008, AIG plans to extend the model’s application by building on the work performed in 2007 for a wider range of businesses, segments, geographies and product lines. Commencing in 2008, the economic value added for each of AIG’s business segments will be considered as an element, alongside other existing measures, in the evaluation of senior management performance. The capital planning and allocation process will continue to be enhanced by incorporating the regulatory, rating agency and economic capital requirements for business segments as well as the assessment of the mobility of excess economic capital.
Recent Accounting Standards
Accounting Changes
In September 2005, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts.”
    In February 2006, the Financial Accounting Standards Board (FASB) issued FAS 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FAS 140 and FAS 133.”
    In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.”
    In July 2006, the FASB issued FASB Staff Position (FSP) No. 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction.”
    In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements.”
    In September 2006, the FASB issued FAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132R.”
    In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”
    In June 2007, the AICPA issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide ’Audits of Investment Companies’ and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies.” (Indefinitely deferred by the FASB)
    In December 2007, the FASB issued FAS No. 141 (revised 2007), “Business Combinations.”
    In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.”
    For further discussion of these recent accounting standards and their application to AIG, see Note 1(hh) to Consolidated Financial Statements.
AIG 2007 Form 10-K         127

American International Group, Inc. and Subsidiaries

Item 7A.
Quantitative and Qualitative Disclosures About Market Risk
Included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 8.
Financial Statements and Supplementary Data
American International Group, Inc. and Subsidiaries Index to Financial Statements and Schedules

128        AIG 2007 Form 10-K

American International Group, Inc. and Subsidiaries
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of American International Group, Inc.:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of American International Group, Inc. and its subsidiaries (AIG) at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, AIG did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to the AIGFP super senior credit default swap portfolio valuation process and oversight thereof existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 consolidated financial statements, and our opinion regarding the effectiveness of AIG’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. AIG’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in management’s report referred to above. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on AIG’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
    As described in Note 1 to the consolidated financial statements, as of January 1, 2007, AIG changed the manner in which it accounts for internal replacements of certain insurance and investment contracts, uncertainty in income taxes, and changes or projected changes in the timing of cash flows relating to income taxes generated by leveraged lease transactions.
    As described in Notes 1 and 17 to the consolidated financial statements, AIG changed its accounting for certain hybrid financial instruments, life settlement contracts and share based compensation as of January 1, 2006, and certain employee benefit plans as of December 31, 2006.
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
PricewaterhouseCoopers LLP
New York, New York
February 28, 2008
AIG 2007 Form 10-K         129

American International Group, Inc. and Subsidiaries
Consolidated Balance Sheet

December 31,
(in millions)	2007	2006

Assets:
Investments and financial services assets:
Fixed maturities:
Bonds available for sale, at fair value (amortized cost: 2007 — $393,170; 2006 — $377,163)	$397,372	$386,869
Bonds held to maturity, at amortized cost (fair value: 2007 — $22,157; 2006 — $22,154)	21,581	21,437
Bond trading securities, at fair value (includes hybrid financial instruments: 2007 — $555; 2006 — $522)	9,982	10,836
Equity securities:
Common stocks available for sale, at fair value (cost: 2007 — $12,588; 2006 — $10,662)	17,900	13,256
Common and preferred stocks trading, at fair value	21,376	14,855
Preferred stocks available for sale, at fair value (cost: 2007 — $2,600; 2006 — $2,485)	2,370	2,539
Mortgage and other loans receivable, net of allowance (2007 — $77; 2006 — $64) (includes loans held for sale: 2007 — $399)	33,727	28,418
Financial services assets:
Flight equipment primarily under operating leases, net of accumulated depreciation (2007 — $10,499; 2006 — $8,835)	41,984	39,875
Securities available for sale, at fair value (cost: 2007 — $40,157; 2006 — $45,912)	40,305	47,205
Trading securities, at fair value	4,197	5,031
Spot commodities	238	220
Unrealized gain on swaps, options and forward transactions	16,442	19,252
Trade receivables	6,467	4,317
Securities purchased under agreements to resell, at contract value	20,950	30,291
Finance receivables, net of allowance (2007 — $878; 2006 — $737) (includes finance receivables held for sale: 2007 — $233; 2006 — $1,124)	31,234	29,573
Securities lending invested collateral, at fair value (cost: 2007 — $80,641; 2006 — $69,306)	75,662	69,306
Other invested assets	58,823	42,111
Short-term investments, at cost (approximates fair value)	51,351	27,483

Total investments and financial services assets	851,961	792,874
Cash	2,284	1,590
Investment income due and accrued	6,587	6,091
Premiums and insurance balances receivable, net of allowance (2007 — $662; 2006 — $756)	18,395	17,789
Reinsurance assets, net of allowance (2007 — $520; 2006 — $536)	23,103	23,355
Deferred policy acquisition costs	43,150	37,235
Investments in partially owned companies	654	1,101
Real estate and other fixed assets, net of accumulated depreciation (2007 — $5,446; 2006 — $4,940)	5,518	4,381
Separate and variable accounts	78,684	70,277
Goodwill	9,414	8,628
Other assets	20,755	16,089

Total assets	$1,060,505	$979,410

See Accompanying Notes to Consolidated Financial Statements.
130        AIG 2007 Form 10-K

American International Group, Inc. and Subsidiaries
Consolidated Balance Sheet Continued

December 31,
(in millions, except share data)	2007	2006

Liabilities:
Reserve for losses and loss expenses	$85,500	$79,999
Unearned premiums	28,022	26,271
Future policy benefits for life and accident and health insurance contracts	136,068	121,004
Policyholders’ contract deposits	258,459	248,264
Other policyholders’ funds	12,599	10,986
Commissions, expenses and taxes payable	6,310	5,305
Insurance balances payable	4,878	3,789
Funds held by companies under reinsurance treaties	2,501	2,602
Income taxes payable	3,823	9,546
Financial services liabilities:
Securities sold under agreements to repurchase, at contract value	8,331	19,677
Trade payables	10,568	6,174
Securities and spot commodities sold but not yet purchased, at fair value	4,709	4,076
Unrealized loss on swaps, options and forward transactions	20,613	11,401
Trust deposits and deposits due to banks and other depositors	4,903	5,249
Commercial paper and extendible commercial notes	13,114	13,363
Long-term borrowings	162,935	135,316
Separate and variable accounts	78,684	70,277
Securities lending payable	81,965	70,198
Minority interest	10,422	7,778
Other liabilities (includes hybrid financial instruments at fair value: 2007 — $47; 2006 — $111)	30,200	26,267

Total liabilities	964,604	877,542

Preferred shareholders’ equity in subsidiary companies	100	191

Commitments, Contingencies and Guarantees (See Note 12)
Shareholders’ equity:
Common stock, $2.50 par value; 5,000,000,000 shares authorized; shares issued 2007 and 2006 — 2,751,327,476	6,878	6,878
Additional paid-in capital	2,848	2,590
Payments advanced to purchase shares	(912)	—
Retained earnings	89,029	84,996
Accumulated other comprehensive income (loss)	4,643	9,110
Treasury stock, at cost; 2007 — 221,743,421; 2006 — 150,131,273 shares of common stock (including 119,293,487 and 119,278,644 shares, respectively, held by subsidiaries)	(6,685)	(1,897)

Total shareholders’ equity	95,801	101,677

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$1,060,505	$979,410

See Accompanying Notes to Consolidated Financial Statements.
AIG 2007 Form 10-K         131

American International Group, Inc. and Subsidiaries
Consolidated Statement of Income

Years Ended December 31,
(in millions, except per share data)	2007	2006	2005

Revenues:
Premiums and other considerations	$79,302	$74,213	$70,310
Net investment income	28,619	26,070	22,584
Net realized capital gains (losses)	(3,592)	106	341
Unrealized market valuation losses on AIGFP super senior credit default swap portfolio	(11,472)	—	—
Other income	17,207	12,998	15,546

Total revenues	110,064	113,387	108,781

Benefits and expenses:
Incurred policy losses and benefits	66,115	60,287	64,100
Insurance acquisition and other operating expenses	35,006	31,413	29,468

Total benefits and expenses	101,121	91,700	93,568

Income before income taxes, minority interest and cumulative effect of accounting changes	8,943	21,687	15,213

Income taxes (benefits):
Current	3,219	5,489	2,587
Deferred	(1,764)	1,048	1,671

Total income taxes	1,455	6,537	4,258

Income before minority interest and cumulative effect of accounting changes	7,488	15,150	10,955

Minority interest	(1,288)	(1,136)	(478)

Income before cumulative effect of accounting changes	6,200	14,014	10,477

Cumulative effect of accounting changes, net of tax	—	34	—

Net income	$6,200	$14,048	$10,477

Earnings per common share:
Basic
Income before cumulative effect of accounting changes	$2.40	$5.38	$4.03
Cumulative effect of accounting changes, net of tax	—	0.01	—

Net income	$2.40	$5.39	$4.03

Diluted
Income before cumulative effect of accounting changes	$2.39	$5.35	$3.99
Cumulative effect of accounting changes, net of tax	—	0.01	—

Net income	$2.39	$5.36	$3.99

Average shares outstanding:
Basic	2,585	2,608	2,597
Diluted	2,598	2,623	2,627

See Accompanying Notes to Consolidated Financial Statements.
132        AIG 2007 Form 10-K

American International Group, Inc. and Subsidiaries
Consolidated Statement of Shareholders’ Equity

	Amounts			Shares
Years Ended December 31,
(in millions, except share and per share data)	2007	2006	2005	2007	2006	2005

Common stock:
Balance, beginning and end of year	$6,878	$6,878	$6,878	2,751,327,476	2,751,327,476	2,751,327,476

Additional paid-in capital:
Balance, beginning of year	2,590	2,339	2,094
Excess of cost over proceeds of common stock issued under stock plans	(98)	(128)	(91)
Other	356	379	336

Balance, end of year	2,848	2,590	2,339

Payments advanced to purchase shares:
Balance, beginning of year	—	—	—
Payments advanced	(6,000)	—	—
Shares purchased	5,088	—	—

Balance, end of year	(912)	—	—

Retained earnings:
Balance, beginning of year	84,996	72,330	63,468
Cumulative effect of accounting changes, net of tax	(203)	308	—
Adjusted balance, beginning of year	84,793	72,638	63,468
Net income	6,200	14,048	10,477
Dividends to common shareholders ($0.77,$0.65 and $0.63 per share, respectively)	(1,964)	(1,690)	(1,615)

Balance, end of year	89,029	84,996	72,330

Accumulated other comprehensive income (loss):
Unrealized appreciation (depreciation) of investments, net of tax:
Balance, beginning of year	10,083	8,348	10,326
Unrealized appreciation (depreciation) of investments, net of reclassification adjustments	(8,046)	2,574	(3,577)
Income tax benefit (expense)	2,338	(839)	1,599

Balance, end of year	4,375	10,083	8,348

Foreign currency translation adjustments, net of tax:
Balance, beginning of year	(305)	(1,241)	(701)
Translation adjustment	1,325	1,283	(926)
Income tax benefit (expense)	(140)	(347)	386

Balance, end of year	880	(305)	(1,241)

Net derivative gains (losses) arising from cash flow hedging activities:
Balance, beginning of year	(27)	(25)	(53)
Net deferred gains on cash flow hedges, net of reclassification adjustments	(133)	13	35
Deferred income tax expense	73	(15)	(7)

Balance, end of year	(87)	(27)	(25)

Retirement plan liabilities adjustment, net of taxes:
Balance, beginning of year	(641)	(115)	(128)
Net actuarial loss	197	—	—
Prior service credit	(24)	—	—
Minimum pension liability adjustment	—	80	81
Deferred income tax benefit (expense)	(57)	(74)	(68)
Adjustment to initially apply FAS 158, net of tax	—	(532)	—

Balance, end of year	(525)	(641)	(115)

Accumulated other comprehensive income (loss), end of year	4,643	9,110	6,967

Treasury stock, at cost:
Balance, beginning of year	(1,897)	(2,197)	(2,211)	(150,131,273)	(154,680,704)	(154,904,286)
Cost of shares acquired	(5,104)	(20)	(176)	(76,519,859)	(288,365)	(2,654,272)
Issued under stock plans	305	291	173	4,958,345	4,579,913	2,625,227
Other	11	29	17	(50,634)	257,883	252,627

Balance, end of year	(6,685)	(1,897)	(2,197)	(221,743,421)	(150,131,273)	(154,680,704)

Total shareholders’ equity, end of year	$95,801	$101,677	$86,317

See Accompanying Notes to Consolidated Financial Statements.
AIG 2007 Form 10-K         133

American International Group, Inc. and Subsidiaries
Consolidated Statement of Cash Flows

Years Ended December 31,
(in millions)	2007	2006	2005

Summary:
Net cash provided by operating activities	$35,171	$6,287	$23,413
Net cash used in investing activities	(68,007)	(67,952)	(61,459)
Net cash provided by financing activities	33,480	61,244	38,097
Effect of exchange rate changes on cash	50	114	(163)

Change in cash	694	(307)	(112)
Cash at beginning of year	1,590	1,897	2,009

Cash at end of year	$2,284	$1,590	$1,897

Cash flows from operating activities:
Net income	$6,200	$14,048	$10,477

Adjustments to reconcile net income to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in income:
Unrealized market valuation losses on AIGFP super senior credit default swap portfolio	11,472	—	—
Net gains on sales of securities available for sale and other assets	(1,349)	(763)	(1,218)
Foreign exchange transaction (gains) losses	(104)	1,795	(3,330)
Net unrealized (gains) losses on non-AIGFP derivative assets and liabilities	116	(713)	878
Equity in income of partially owned companies and other invested assets	(4,760)	(3,990)	(1,421)
Amortization of deferred policy acquisition costs	11,602	11,578	10,693
Amortization of premium and discount on securities and long-term borrowings	580	699	207
Depreciation expenses, principally flight equipment	2,790	2,374	2,200
Provision for finance receivable losses	646	495	435
Other-than-temporary impairments	4,715	944	598
Changes in operating assets and liabilities:
General and life insurance reserves	16,242	12,930	27,045
Premiums and insurance balances receivable and payable — net	(207)	(1,214)	192
Reinsurance assets	923	1,665	(5,365)
Capitalization of deferred policy acquisition costs	(15,846)	(15,363)	(14,454)
Investment income due and accrued	(401)	(249)	(171)
Funds held under reinsurance treaties	(151)	(1,612)	770
Other policyholders’ funds	1,374	(498)	811
Income taxes payable	(3,709)	2,003	1,543
Commissions, expenses and taxes payable	989	408	140
Other assets and liabilities — net	3,657	(77)	2,863
Bonds, common and preferred stocks trading	(3,667)	(9,147)	(5,581)
Trade receivables and payables — net	2,243	(197)	2,272
Trading securities	835	1,339	(3,753)
Spot commodities	(18)	(128)	442
Net unrealized (gain) loss on swaps, options and forward transactions	1,413	(1,482)	934
Securities purchased under agreements to resell	9,341	(16,568)	9,953
Securities sold under agreements to repurchase	(11,391)	9,552	(12,534)
Securities and spot commodities sold but not yet purchased	633	(1,899)	571
Finance receivables and other loans held for sale — originations and purchases	(5,145)	(10,786)	(13,070)
Sales of finance receivables and other loans — held for sale	5,671	10,602	12,821
Other, net	477	541	(1,535)

Total adjustments	28,971	(7,761)	12,936

Net cash provided by operating activities	$35,171	$6,287	$23,413

See Accompanying Notes to Consolidated Financial Statements.
134        AIG 2007 Form 10-K

American International Group, Inc. and Subsidiaries
Consolidated Statement of Cash Flows Continued

Years Ended December 31,
(in millions)	2007	2006	2005

Cash flows from investing activities:
Proceeds from (payments for)
Sales and maturities of fixed maturity securities available for sale and hybrid investments	$132,320	$112,894	$140,076
Sales of equity securities available for sale	9,616	12,475	11,661
Proceeds from fixed maturity securities held to maturity	295	205	46
Sales of flight equipment	303	697	573
Sales or distributions of other invested assets	14,109	14,084	14,899
Payments received on mortgage and other loans receivable	9,062	5,165	3,679
Principal payments received on finance receivables held for investment	12,553	12,586	12,461
Purchases of fixed maturity securities available for sale and hybrid investments	(139,184)	(146,465)	(175,657)
Purchases of equity securities available for sale	(10,933)	(14,482)	(13,273)
Purchases of fixed maturity securities held to maturity	(266)	(197)	(3,333)
Purchases of flight equipment	(4,772)	(6,009)	(6,193)
Purchases of other invested assets	(25,327)	(16,040)	(15,059)
Acquisitions, net of cash acquired	(1,361)	—	—
Mortgage and other loans receivable issued	(12,439)	(7,438)	(5,310)
Finance receivables held for investment — originations and purchases	(15,271)	(13,830)	(17,276)
Change in securities lending invested collateral	(12,303)	(9,835)	(10,301)
Net additions to real estate, fixed assets, and other assets	(870)	(1,097)	(941)
Net change in short-term investments	(23,484)	(10,620)	1,801
Net change in non-AIGFP derivative assets and liabilities	(55)	(45)	688

Net cash used in investing activities	$(68,007)	(67,952)	(61,459)

Cash flows from financing activities:
Proceeds from (payments for)
Policyholders’ contract deposits	$64,829	57,197	51,699
Policyholders’ contract withdrawals	(58,675)	(43,413)	(36,339)
Change in other deposits	(182)	1,269	(957)
Change in commercial paper and extendible commercial notes	(338)	2,960	(702)
Long-term borrowings issued	103,210	71,028	67,061
Repayments on long-term borrowings	(79,738)	(36,489)	(51,402)
Change in securities lending payable	11,757	9,789	10,437
Redemption of subsidiary company preferred stock	—	—	(100)
Issuance of treasury stock	206	163	82
Payments advanced to purchase treasury stock	(6,000)	—	—
Cash dividends paid to shareholders	(1,881)	(1,638)	(1,421)
Acquisition of treasury stock	(16)	(20)	(176)
Other, net	308	398	(85)

Net cash provided by financing activities	$33,480	$61,244	$38,097

Supplementary disclosure of cash flow information:
Cash paid during the period for:
Interest	$8,818	$6,539	$4,883
Taxes	$5,163	$4,693	$2,593
Non-cash financing activities:
Interest credited to policyholder accounts included in financing activities	$11,628	$10,746	$9,782
Treasury stock acquired using payments advanced to purchase shares	$5,088	$—	$—
Non-cash investing activities:
Debt assumed on acquisitions and warehoused investments	$791	$—	$—

See accompanying Notes to Consolidated Financial Statements.
AIG 2007 Form 10-K         135

American International Group, Inc. and Subsidiaries
Consolidated Statement of Comprehensive Income

Years Ended December 31,
(in millions)	2007	2006	2005

Net income	$6,200	$14,048	$10,477

Other comprehensive income (loss):
Unrealized (depreciation) appreciation of investments — net of reclassification adjustments	(8,046)	2,574	(3,577)
Deferred income tax benefit (expense) on above changes	2,338	(839)	1,599
Foreign currency translation adjustments	1,325	1,283	(926)
Deferred income tax benefit (expense) on above changes	(140)	(347)	386
Net derivative gains arising from cash flow hedging activities — net of reclassification adjustments	(133)	13	35
Deferred income tax expense on above changes	73	(15)	(7)
Change in pension and postretirement unrecognized periodic benefit (cost)	173	80	81
Deferred income tax benefit (expense) on above changes	(57)	(74)	(68)

Other comprehensive income (loss)	(4,467)	2,675	(2,477)

Comprehensive income (loss)	$1,733	$16,723	$8,000

See Accompanying Notes to Consolidated Financial Statements.
136        AIG 2007 Form 10-K

AIG 2007 Form 10-K         137

American International Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements include the accounts of AIG, its controlled subsidiaries, and variable interest entities in which AIG is the primary beneficiary. Entities that AIG does not consolidate but in which it holds 20 percent to 50 percent of the voting rights and/or has the ability to exercise significant influence are accounted for under the equity method.
    Certain of AIG’s foreign subsidiaries included in the consolidated financial statements report on a fiscal year ending November 30. The effect on AIG’s consolidated financial condition and results of operations of all material events occurring between November 30 and December 31 for all periods presented has been recorded.
    The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). All material intercompany accounts and transactions have been eliminated.
Description of Business
See Note 2 herein for a description of AIG’s businesses.
Use of Estimates
    The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ, possibly materially, from those estimates.
    AIG considers its most critical accounting estimates to be those with respect to reserves for losses and loss expenses, future policy benefits for life and accident and health contracts, estimated gross profits for investment-oriented products, recoverability of deferred policy acquisition costs (DAC), fair value measurements of certain assets and liabilities, including the super senior credit default swaps written by AIGFP, other-than-temporary impairments in the value of investments, the allowance for finance receivable losses and flight equipment recoverability.
    During the second half of 2007, disruption in the global credit markets, coupled with the repricing of credit risk, and the U.S. housing market deterioration, particularly in the fourth quarter, created increasingly difficult conditions in the financial markets. These conditions have resulted in greater volatility, less liquidity, widening of credit spreads and a lack of price transparency in certain markets and have made it more difficult to value certain of AIG’s invested assets and the obligations and collateral relating to certain financial instruments issued or held by AIG, such as AIGFP’s super senior credit default swap portfolio.
Revisions and Reclassifications
In 2007, AIG determined that certain products that were historically reported as separate account assets under American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (SOP 03-1) should have been reported as general account assets. Accordingly, the December 31, 2006 consolidated balance sheet has been revised to reflect the transfer of $2.4 billion of assets from separate account assets to general account assets, and the same amount of liabilities from separate account liabilities to policyholders’ contract deposits. This revision had no effect on consolidated income before income taxes, net income, or shareholders’ equity for any period presented.
    Certain reclassifications and format changes have been made to prior period amounts to conform to the current period presentation.
Out-of-Period Adjustments
During 2007 and 2006, AIG recorded the effects of certain out-of-period adjustments, which (decreased) increased net income by $(399) million and $65 million, respectively. During 2007, out-of-period adjustments collectively decreased pre-tax operating income by $372 million ($399 million after tax). The adjustments were comprised of a charge of $380 million ($247 million after tax) to reverse net gains on transfers of investment securities among legal entities consolidated within AIGFP and a corresponding increase to accumulated other comprehensive income (loss); $156 million of additional income tax expense related to the successful remediation of the material weakness in internal control over income tax accounting; $142 million ($92 million after tax) of additional expense related to insurance reserves and DAC in connection with improvements in its internal control over financial reporting and consolidation processes; $42 million ($29 million after tax) of additional expense, primarily related to other remediation activities; and $192 million ($125 million after tax) of net realized capital gains related to foreign exchange.
Accounting Policies
(a) Revenue Recognition and Expenses:
Premiums and Other Considerations: Premiums for short duration contracts and considerations received from retailers in connection with the sale of extended service contracts are earned primarily on a pro rata basis over the term of the related coverage. The reserve for unearned premiums includes the portion of premiums written and other considerations relating to the unexpired terms of coverage.
    Premiums for long duration insurance products and life contingent annuities are recognized as revenues when due. Estimates for premiums due but not yet collected are accrued. Consideration for universal life and investment-type products consists of policy charges for the cost of insurance, administration, and surrenders during the period. Policy charges collected with respect to future services are deferred and recognized in a manner similar to DAC related to such products.
Net Investment Income: Net investment income represents income primarily from the following sources in AIG’s insurance operations:

•	Interest income and related expenses, including amortization of premiums and accretion of discounts on bonds with changes in
138        AIG 2007 Form 10-K

American International Group, Inc. and Subsidiaries

1. Summary of Significant Accounting Policies
Continued

the timing and the amount of expected principal and interest cash flows reflected in the yield, as applicable.
•	Dividend income and distributions from common and preferred stock and other investments when receivable.
•	Realized and unrealized gains and losses from investments in trading securities accounted for at fair value.
•	Earnings from hedge funds and limited partnership investments accounted for under the equity method.
•	The difference between the carrying amount of a life settlement contract and the life insurance proceeds of the underlying life insurance policy recorded in income upon the death of the insured.
Realized Capital Gains (Losses): Realized capital gains and losses are determined by specific identification. The realized capital gains and losses are generated primarily from the following sources:

•	Sales of fixed maturity securities and equity securities (except trading securities accounted for at fair value), real estate, investments in joint ventures and limited partnerships and other types of investments.
•	Reductions to the cost basis of fixed maturity securities and equity securities (except trading securities accounted for at fair value) and other invested assets for other-than-temporary impairments.
•	Changes in fair value of derivatives that are not involved in qualifying hedging activities.
•	Exchange gains and losses resulting from foreign currency transactions.
Other Income: Other income includes income from flight equipment, Asset Management operations, the operations of AIGFP and finance charges on consumer loans.
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
    Income from Asset Management operations is generally recognized as revenues as services are performed. Certain costs incurred in the sale of mutual funds are deferred and subsequently amortized.
    Income from the operations of AIGFP included in other income consists of the following:

•	Interest income and related expenses, including amortization of premiums and accretion of discounts on bonds with changes in the timing and the amount of expected principal and interest cash flows reflected in the yield, as applicable.
•	Dividend income and distributions from common and preferred stock and other investments when receivable.
•	Changes in the fair value of derivatives (excluding the super senior credit default swap portfolio). In certain instances, no initial gain or loss is recognized in accordance with Emerging Issues Task Force Issue (EITF) 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities” (EITF 02-3). The initial gain or loss is recognized in income over the life of the transaction or when observable market data becomes available.
•	Realized and unrealized gains and losses from trading securities and spot commodities sold but not yet purchased, futures and hybrid financial instruments.
•	Realized gains and losses from the sale of available for sale securities and investments in private equities, joint ventures, limited partnerships and other investments.
•	Exchange gains and losses resulting from foreign currency transactions.
•	Reductions to the cost basis of securities available for sale for other-than-temporary impairments.
•	Earnings from hedge funds and limited partnership investments accounted for under the equity method.
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
Incurred Policy Losses and Benefits: Incurred policy losses for short duration insurance contracts consist of the estimated ultimate cost of settling claims incurred within the reporting period, including incurred but not reported claims, plus the changes in estimates of current and prior period losses resulting from the continuous review process. Benefits for long duration insurance contracts consist of benefits paid and changes in future policy benefits liabilities. Benefits for universal life and investment-type products primarily consist of interest credited to policy account balances and benefit payments made in excess of policy account balances.
(b) Income Taxes: Deferred tax assets and liabilities are recorded for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements. AIG assesses its ability to realize deferred tax assets primarily based on the earnings history, the future earnings potential, the reversal of taxable temporary differences, and the tax planning strategies available to the legal entities when recognizing deferred tax assets in accordance with Statement of Financial Accounting Standards No. (FAS) 109, “Accounting for Income Taxes” (FAS 109). See Note 21 herein for a further discussion of income taxes.
(c) Investments in Fixed Maturities and Equity Securities: Bonds held to maturity are principally owned by insurance subsidiaries and are carried at amortized cost when AIG has the ability and positive intent to hold these securities until maturity.
AIG 2007 Form 10-K         139

American International Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements Continued

1. Summary of Significant Accounting Policies
Continued
    When AIG does not have the positive intent to hold bonds until maturity, these securities are classified as available for sale or as trading and are carried at fair value.
    Premiums and discounts arising from the purchase of bonds classified as held to maturity or available for sale are treated as yield adjustments over their estimated lives, until maturity, or call date, if applicable.
    Common and preferred stocks are carried at fair value.
    AIG also enters into dollar roll agreements. These are agreements to sell mortgage-backed securities and to repurchase substantially similar securities at a specified price and date in the future. At December 31, 2007 and 2006, there were no dollar roll agreements outstanding.
    For AIG’s insurance subsidiaries, unrealized gains and losses on investments in trading securities are reported in Net investment income. Unrealized gains and losses from available for sale investments in equity and fixed maturity securities are reported as a separate component of Accumulated other comprehensive income (loss), net of deferred income taxes, in consolidated shareholders’ equity. Investments in fixed maturities and equity securities are recorded on a trade-date basis.
    AIG evaluates its investments for other-than-temporary impairment. The determination that a security has incurred an other-than-temporary impairment in value and the amount of any loss recognized requires the judgment of AIG’s management and a continual review of its investments.
    AIG evaluates its investments for other-than-temporary impairment such that a security is considered a candidate for other-than-temporary impairment if it meets any of the following criteria:

•	Trading at a significant (25 percent or more) discount to par, amortized cost (if lower) or cost for an extended period of time (nine consecutive months or longer);
•	The occurrence of a discrete credit event resulting in (i) the issuer defaulting on a material outstanding obligation; (ii) the issuer seeking protection from creditors under the bankruptcy laws or any similar laws intended for court supervised reorganization of insolvent enterprises; or (iii) the issuer proposing a voluntary reorganization pursuant to which creditors are asked to exchange their claims for cash or securities having a fair value substantially lower than par value of their claims; or
•	AIG may not realize a full recovery on its investment regardless of the occurrence of one of the foregoing events.
    The above criteria also consider circumstances of a rapid and severe market valuation decline, such as that experienced in current credit markets, in which AIG could not reasonably assert that the recovery period would be temporary.
    At each balance sheet date, AIG evaluates its securities holdings with unrealized losses. When AIG does not intend to hold such securities until they have recovered their cost basis, based on the circumstances at the date of evaluation, AIG records the unrealized loss in income. If a loss is recognized from a sale subsequent to a balance sheet date pursuant to changes in circumstances, the loss is recognized in the period in which the intent to hold the securities to recovery no longer existed.
    In periods subsequent to the recognition of an other-than-temporary impairment charge for fixed maturity securities, which is not credit or foreign exchange related, AIG generally accretes the discount or amortizes the reduced premium resulting from the reduction in cost basis over the remaining life of the security.
    For certain investments in beneficial interests in securitized financial assets of less than high quality with contractual cash flows, including asset-backed securities, EITF 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continued to Be Held by a Transferor in Securitized Financial Assets” requires periodic updates of AIG’s best estimate of cash flows over the life of the security. If the fair value of an investment in beneficial interests in a securitized financial asset is less than its cost or amortized cost and there has been a decrease in the present value of the estimated cash flows since the last revised estimate, considering both their timing and amount, an other-than-temporary impairment charge is recognized. Interest income is recognized based on changes in the timing and the amount of expected principal and interest cash flows reflected in the yield.
    AIG also considers its intent and ability to retain a temporarily depressed security until recovery. Estimating future cash flows is a quantitative and qualitative process that incorporates information received from third-party sources along with certain internal assumptions and judgments regarding the future performance of the underlying collateral. In addition, projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral.
(d) Mortgage and Other Loans Receivable — net: Mortgage and other loans receivable includes mortgage loans on real estate, policy loans and collateral, commercial and guaranteed loans. Mortgage loans on real estate and collateral, commercial and guaranteed loans are carried at unpaid principal balances less credit allowances and plus or minus adjustments for the accretion or amortization of discount or premium. Interest income on such loans is accrued as earned.
    Impairment of mortgage loans on real estate and collateral and commercial loans is based on certain risk factors and when collection of all amounts due under the contractual terms is not probable. This impairment is generally measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate subject to the fair value of underlying collateral. Interest income on such impaired loans is recognized as cash is received.
    Policy loans are carried at unpaid principal amount. There is no allowance for policy loans because these loans serve to reduce the death benefit paid when the death claim is made and the balances are effectively collateralized by the cash surrender value of the policy.
(e) Financial Services — Flight Equipment: Flight equipment is stated at cost, net of accumulated depreciation. Major additions, modifications and interest are capitalized. Normal maintenance and repairs, airframe and engine overhauls and
140        AIG 2007 Form 10-K

American International Group, Inc. and Subsidiaries

1. Summary of Significant Accounting Policies
Continued
compliance with return conditions of flight equipment on lease are provided by and paid for by the lessee. Under the provisions of most leases for certain airframe and engine overhauls, the lessee is reimbursed for certain costs incurred up to but not exceeding contingent rentals paid to AIG by the lessee. AIG provides a charge to income for such reimbursements based on the expected reimbursements during the life of the lease. For passenger aircraft, depreciation is generally computed on the straight-line basis to a residual value of approximately 15 percent of the cost of the asset over its estimated useful life of 25 years. For freighter aircraft, depreciation is computed on the straight-line basis to a zero residual value over its useful life of 35 years. At December 31, 2007, ILFC had twelve freighter aircraft in its fleet. Aircraft in the fleet are evaluated for impairment in accordance with FAS 144. FAS 144 requires long-lived assets to be evaluated for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. These evaluations for impairment are significantly affected by estimates of future net cash flows and other factors that involve uncertainty.
    When assets are retired or disposed of, the cost and associated accumulated depreciation are removed from the related accounts and the difference, net of proceeds, is recorded as a gain or loss in Other income.
(f) Financial Services — Securities Available for Sale, at fair value: These securities are held to meet long-term investment objectives and are accounted for as available for sale, carried at fair values and recorded on a trade-date basis. This portfolio is hedged using interest rate, foreign exchange, commodity and equity derivatives. The market risk associated with such hedges is managed on a portfolio basis, with third-party hedging transactions executed as necessary. Because hedge accounting treatment is not achieved in accordance with FAS 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133), the unrealized gains and losses on these securities resulting from changes in interest rates, currency rates and equity prices are recorded in Accumulated other comprehensive income (loss) in consolidated shareholders’ equity while the unrealized gains and losses on the hedging instruments are reflected in Other income.
(g) Financial Services — Trading Securities, at fair value: Trading securities are held to meet short-term investment objectives and to economically hedge other securities. Trading securities are recorded on a trade-date basis and carried at fair value. Realized and unrealized gains and losses are reflected in Other income.
(h) Financial Services — Spot Commodities: Spot commodities held in AIGFP’s wholly owned broker-dealer subsidiary are recorded at fair value. All other commodities are recorded at the lower of cost or fair value. Spot commodities are recorded on a trade-date basis. The exposure to market risk may be reduced through the use of forwards, futures and option contracts. Lower of cost or fair value reductions in commodity positions and unrealized gains and losses in related derivatives are reflected in Other income.
(i) Financial Services — Unrealized Gain and Unrealized Loss on Swaps, Options and Forward Transactions: Interest rate, currency, equity and commodity swaps (including AIGFP’s super senior credit default swap portfolio), swaptions, options and forward transactions are accounted for as derivatives recorded on a trade-date basis, and carried at fair value. Unrealized gains and losses are reflected in income, when appropriate. In certain instances, when income is not recognized at inception of the contract under EITF 02-3, income is recognized over the life of the contract and as observable market data becomes available.
(j) Financial Services — Trade Receivables and Trade Payables: Trade receivables and Trade payables include option premiums paid and received and receivables from and payables to counterparties that relate to unrealized gains and losses on futures, forwards, and options and balances due from and due to clearing brokers and exchanges.
(k) Financial Services — Securities Purchased (Sold) Under Agreements to Resell (Repurchase), at contract value: Securities purchased under agreements to resell and Securities sold under agreements to repurchase are accounted for as collateralized borrowing or lending transactions and are recorded at their contracted resale or repurchase amounts, plus accrued interest. AIG’s policy is to take possession of or obtain a security interest in securities purchased under agreements to resell.
    AIG minimizes the credit risk that counterparties to transactions might be unable to fulfill their contractual obligations by monitoring customer credit exposure and collateral value and generally requiring additional collateral to be deposited with AIG when necessary.
(l) Financial Services — Finance Receivables: Finance receivables, which are reported net of unearned finance charges, are held for both investment purposes and for sale. Finance receivables held for investment purposes are carried at amortized cost, which includes accrued finance charges on interest bearing finance receivables, unamortized deferred origination costs, and unamortized net premiums and discounts on purchased finance receivables. The allowance for finance receivable losses is established through the provision for finance receivable losses charged to expense and is maintained at a level considered adequate to absorb estimated credit losses in the portfolio. The portfolio is periodically evaluated on a pooled basis and factors such as economic conditions, portfolio composition, and loss and delinquency experience are considered in the evaluation of the allowance.
    Direct costs of originating finance receivables, net of nonrefundable points and fees, are deferred and included in the carrying amount of the related receivables. The amount deferred is amortized to income as an adjustment to finance charge revenues using the interest method.
AIG 2007 Form 10-K         141

American International Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements Continued

1. Summary of Significant Accounting Policies
Continued
    Finance receivables originated and intended for sale in the secondary market are carried at the lower of cost or fair value, as determined by aggregate outstanding commitments from investors or current investor yield requirements. American General Finance, Inc. (AGF) recognizes net unrealized losses through a valuation allowance by charges to income.
(m) Securities Lending Invested Collateral, at Fair Value and Securities Lending Payable: AIG’s insurance and asset management operations lend their securities and primarily take cash as collateral with respect to the securities lent. Invested collateral consists of interest-bearing cash equivalents and floating rate bonds, whose changes in fair value are recorded as a separate component of Accumulated other comprehensive income (loss), net of deferred income taxes. The invested collateral is evaluated for other-than-temporary impairment by applying the same criteria used for investments in fixed maturities. Income earned on invested collateral, net of interest payable to the collateral provider, is recorded in Net investment income.
    The fair value of securities pledged under securities lending arrangements was $76 billion and $69 billion at December 31, 2007 and 2006, respectively. These securities are included in bonds available for sale in AIG’s consolidated balance sheet.
(n) Other Invested Assets: Other invested assets consist primarily of investments by AIG’s insurance operations in hedge funds, private equity and limited partnerships.
    Hedge funds and limited partnerships in which AIG’s insurance operations hold in the aggregate less than a five percent interest are reported at fair value. The change in fair value is recognized as a component of Accumulated other comprehensive income (loss).
    With respect to hedge funds and limited partnerships in which AIG holds in the aggregate a five percent or greater interest or less than a five percent interest but in which AIG has more than a minor influence over the operations of the investee, AIG’s carrying value is its share of the net asset value of the funds or the partnerships. The changes in such net asset values, accounted for under the equity method, are recorded in Net investment income.
    In applying the equity method of accounting, AIG consistently uses the most recently available financial information provided by the general partner or manager of each of these investments, which is one to three months prior to the end of AIG’s reporting period. The financial statements of these investees are generally audited on an annual basis.
    Also included in Other invested assets are real estate held for investment, aircraft asset investments held by non-financial services subsidiaries and investments in life settlement contracts. See Note 3(g) herein for further information.
(o) Short-term Investments: Short-term investments consist of interest-bearing cash equivalents, time deposits, and investments with original maturities within one year from the date of purchase, such as commercial paper.
(p) Cash: Cash represents cash on hand and non-interest bearing demand deposits.
(q) Reinsurance Assets: Reinsurance assets include the balances due from reinsurance and insurance companies under the terms of AIG’s reinsurance agreements for paid and unpaid losses and loss expenses, ceded unearned premiums and ceded future policy benefits for life and accident and health insurance contracts and benefits paid and unpaid. Amounts related to paid and unpaid losses and benefits and loss expenses with respect to these reinsurance agreements are substantially collateralized.
(r) Deferred Policy Acquisition Costs:
    Policy acquisition costs represent those costs, including commissions, premium taxes and other underwriting expenses that vary with and are primarily related to the acquisition of new business.
General Insurance: Policy acquisition costs are deferred and amortized over the period in which the related premiums written are earned. DAC is grouped consistent with the manner in which the insurance contracts are acquired, serviced and measured for profitability and is reviewed for recoverability based on the profitability of the underlying insurance contracts. Investment income is not anticipated in assessing the recoverability of DAC.
Life Insurance & Retirement Services: Policy acquisition costs for traditional life insurance products are generally deferred and amortized over the premium paying period in accordance with FAS 60, “Accounting and Reporting by Insurance Enterprises” (FAS 60). Policy acquisition costs and policy issuance costs related to universal life, participating life, and investment-type products (investment-oriented products) are deferred and amortized, with interest, in relation to the incidence of estimated gross profits to be realized over the estimated lives of the contracts in accordance with FAS 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments” (FAS 97). Estimated gross profits are composed of net interest income, net realized investment gains and losses, fees, surrender charges, expenses, and mortality and morbidity gains and losses. If estimated gross profits change significantly, DAC is recalculated using the new assumptions. Any resulting adjustment is included in income as an adjustment to DAC. DAC is grouped consistent with the manner in which the insurance contracts are acquired, serviced and measured for profitability and is reviewed for recoverability based on the current and projected future profitability of the underlying insurance contracts.
    The DAC for investment-oriented products is also adjusted with respect to estimated gross profits as a result of changes in the net unrealized gains or losses on fixed maturity and equity securities available for sale. Because fixed maturity and equity securities available for sale are carried at aggregate fair value, an adjustment is made to DAC equal to the change in amortization that would have been recorded if such securities had been sold at their stated aggregate fair value and the proceeds reinvested at current yields. The change in this adjustment, net of tax, is included with the change in net unrealized gains/losses on fixed
142        AIG 2007 Form 10-K

American International Group, Inc. and Subsidiaries

1. Summary of Significant Accounting Policies
Continued
maturity and equity securities available for sale that is credited or charged directly to Accumulated other comprehensive income (loss).
    Value of Business Acquired (VOBA) is determined at the time of acquisition and is reported in the consolidated balance sheet with DAC. This value is based on the present value of future pre-tax profits discounted at yields applicable at the time of purchase. For products accounted for under FAS 60, VOBA is amortized over the life of the business similar to that for DAC based on the assumptions at purchase. For products accounted for under FAS 97, VOBA is amortized in relation to the estimated gross profits to date for each period. As of December 31, 2007 and 2006, there had been no impairments of VOBA.
(s) Investments in Partially Owned Companies: Investments in partially owned companies represents investments entered into for strategic purposes and not solely for capital appreciation or for income generation. These investments are accounted for under the equity method. All other equity method investments are reported in Other invested assets. At December 31, 2007, AIG’s significant investments in partially owned companies included its 26.0 percent interest in Tata AIG Life Insurance Company, Ltd., its 26.0 percent interest in Tata AIG General Insurance Company, Ltd. and its 25.4 percent interest in The Fuji Fire and Marine Insurance Co., Ltd. Dividends received from unconsolidated entities in which AIG’s ownership interest is less than 50 percent were $30 million, $28 million and $146 million for the years ended December 31, 2007, 2006 and 2005, respectively. The undistributed earnings of unconsolidated entities in which AIG’s ownership interest is less than 50 percent were $266 million, $300 million and $179 million at December 31, 2007, 2006 and 2005, respectively.
(t) Real Estate and Other Fixed Assets: The costs of buildings and furniture and equipment are depreciated principally on the straight-line basis over their estimated useful lives (maximum of 40 years for buildings and ten years for furniture and equipment). Expenditures for maintenance and repairs are charged to income as incurred; expenditures for betterments are capitalized and depreciated. AIG periodically assesses the carrying value of its real estate for purposes of determining any asset impairment.
    Also included in Real Estate and Other Fixed Assets are capitalized software costs, which represent costs directly related to obtaining, developing or upgrading internal use software. Such costs are capitalized and amortized using the straight-line method over a period generally not exceeding five years.
(u) Separate and Variable Accounts: Separate and variable accounts represent funds for which investment income and investment gains and losses accrue directly to the policyholders who bear the investment risk. Each account has specific investment objectives, and the assets are carried at fair value. The assets of each account are legally segregated and are not subject to claims that arise out of any other business of AIG. The liabilities for these accounts are equal to the account assets.
(v) Goodwill: Goodwill is the excess of cost over the fair value of identifiable net assets acquired. Goodwill is reviewed for impairment on an annual basis, or more frequently if circumstances indicate that a possible impairment has occurred. The assessment of impairment involves a two-step process whereby an initial assessment for potential impairment is performed, followed by a measurement of the amount of impairment, if any. Impairment testing is performed using the fair value approach, which requires the use of estimates and judgment, at the “reporting unit” level. A reporting unit is the operating segment, or a business that is one level below the operating segment if discrete financial information is prepared and regularly reviewed by management at that level. The determination of a reporting unit’s fair value is based on management’s best estimate, which generally considers the market-based earning multiples of the unit’s peer companies or expected future cash flows. If the carrying value of a reporting unit exceeds its fair value, an impairment is recognized as a charge against income equal to the excess of the carrying value of goodwill over its fair value. No impairments were recorded in 2007, 2006 or 2005. Changes in the carrying amount of goodwill result from business acquisitions, the payment of contingent consideration, foreign currency translation adjustments and purchase price adjustments.
(w) Other Assets: Other assets consist of prepaid expenses, including deferred advertising costs, sales inducement assets, non-AIGFP derivatives assets carried at fair value, deposits, other deferred charges and other intangible assets.
    Certain direct response advertising costs are deferred and amortized over the expected future benefit period in accordance with SOP 93-7, “Reporting on Advertising Costs.” When AIG can demonstrate that its customers have responded specifically to direct-response advertising, the primary purpose of which is to elicit sales to customers, and when it can be shown such advertising results in probable future economic benefits, the advertising costs are capitalized. Deferred advertising costs are amortized on a cost-pool-by-cost-pool basis over the expected future economic benefit period and are reviewed regularly for recoverability. Deferred advertising costs totaled $1.35 billion and $1.05 billion at December 31, 2007 and 2006, respectively. The amount of expense amortized into income was $395 million, $359 million and $272 million, for the years ended 2007, 2006, and 2005, respectively.
    AIG offers sales inducements, which include enhanced crediting rates or bonus payments to contract holders (bonus interest) on certain annuity and investment contract products. Sales inducements provided to the contractholder are recognized as part of the liability for policyholders’ contract deposits in the consolidated balance sheet. Such amounts are deferred and amortized over the life of the contract using the same methodology and assumptions used to amortize DAC. To qualify for such accounting treatment, the bonus interest must be explicitly identified in the contract at inception, and AIG must demonstrate that such amounts are incremental to amounts AIG credits on similar contracts without bonus interest, and are higher than the contract’s expected ongoing crediting rates for periods after the bonus period. The deferred bonus interest and other deferred
AIG 2007 Form 10-K         143

American International Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements Continued

1. Summary of Significant Accounting Policies
Continued
sales inducement assets totaled $1.7 billion and $1.3 billion at December 31, 2007 and 2006, respectively. The amortization expense associated with these assets is reported within Incurred policy losses and benefits expense in the consolidated statement of income. Such amortization expense totaled $149 million, $132 million and $127 million for the years ended December 31, 2007, 2006 and 2005, respectively.
    See Note 8 herein for a discussion of derivatives.
(x) Reserve for Losses and Loss Expenses: Losses and loss expenses are charged to income as incurred. The reserve for losses and loss expenses represents the accumulation of estimates for unpaid reported losses and includes provisions for losses incurred but not reported. The methods of determining such estimates and establishing resulting reserves, including amounts relating to allowances for estimated unrecoverable reinsurance, are reviewed and updated. If the estimate of reserves is determined to be inadequate or redundant, the increase or decrease is reflected in income. AIG discounts its loss reserves relating to workers compensation business written by its U.S. domiciled subsidiaries as permitted by the domiciliary statutory regulatory authorities.
(y) Future Policy Benefits for Life and Accident and Health Contracts and Policyholders’ Contract Deposits: The liability for future policy benefits and policyholders’ contract deposits are established using assumptions described in Note 9 herein. Future policy benefits for life and accident and health insurance contracts include provisions for future dividends to participating policyholders, accrued in accordance with all applicable regulatory or contractual provisions. Policyholders’ contract deposits include AIG’s liability for certain guarantee benefits accounted for as embedded derivatives at fair value in accordance with FAS 133.
(z) Other Policyholders’ Funds: Other policyholders’ funds are reported at cost and include any policyholders’ funds on deposit that encompass premium deposits and similar items.
(aa) Financial Services — Securities and Spot Commodities Sold but not yet Purchased, at Fair Value: Securities and spot commodities sold but not yet purchased represent sales of securities and spot commodities not owned at the time of sale. The obligations arising from such transactions are recorded on a trade-date basis and carried at fair value. Also included are obligations under gold leases, which are accounted for as a debt host with an embedded gold derivative.
(bb) Commercial Paper and Extendible Commercial Notes and Long-Term Borrowings: AIG’s funding is principally obtained from medium and long-term borrowings and commercial paper. Commercial paper, when issued at a discount, is recorded at the proceeds received and accreted to its par value. Extendible commercial notes are issued by AGF with initial maturities of up to 90 days, which AGF may extend to 390 days. Long-term borrowings are carried at the principal amount borrowed, net of unamortized discounts or premiums. See Note 11 herein for additional information.
    Long-term borrowings also include liabilities connected to trust preferred stock principally related to outstanding securities issued by AIG Life Holdings (US), Inc. (AIGLH), a wholly owned subsidiary of AIG. Cash distributions on such preferred stock are accounted for as interest expense.
(cc) Other Liabilities: Other liabilities consist of other funds on deposit, non-AIGFP free-standing derivatives liabilities carried at fair value, and other payables. See Note 8 herein for a discussion of derivatives. AIG has entered into certain insurance and reinsurance contracts, primarily in its General Insurance segment, that do not contain sufficient insurance risk to be accounted for as insurance or reinsurance. Accordingly, the premiums received on such contracts, after deduction for certain related expenses, are recorded as deposits within Other liabilities in the consolidated balance sheet. Net proceeds of these deposits are invested and generate net investment income. As amounts are paid, consistent with the underlying contracts, the deposit liability is reduced.
(dd) Contingent Liabilities: Amounts are accrued for the resolution of claims that have either been asserted or are deemed probable of assertion if, in the opinion of management, it is both probable that a liability has been incurred and the amount of the liability can be reasonably estimated. In many cases, it is not possible to determine whether a liability has been incurred or to estimate the ultimate or minimum amount of that liability until years after the contingency arises, in which case, no accrual is made until that time.
(ee) Preferred Shareholders’ Equity in Subsidiary Companies: Preferred shareholders’ equity in subsidiary companies relates principally to outstanding preferred stock or interest of ILFC, a wholly owned subsidiary of AIG. Cash distributions on such preferred stock or interest are accounted for as interest expense.
(ff) Foreign Currency: Financial statement accounts expressed in foreign currencies are translated into U.S. dollars in accordance with FAS 52, “Foreign Currency Translation” (FAS 52). Under FAS 52, functional currency assets and liabilities are translated into U.S. dollars generally using rates of exchange prevailing at the balance sheet date of each respective subsidiary and the related translation adjustments are recorded as a separate component of Accumulated other comprehensive income (loss), net of any related taxes, in consolidated shareholders’ equity. Functional currencies are generally the currencies of the local operating environment. Income statement accounts expressed in functional currencies are translated using average exchange rates during the period. The adjustments resulting from translation of financial statements of foreign entities operating in highly inflationary economies are recorded in income. Exchange gains and losses resulting from foreign currency transactions are recorded in income.
(gg) Earnings per Share: Basic earnings per share is based on the weighted average number of common shares outstanding, adjusted to reflect all stock dividends and stock splits. Diluted
144        AIG 2007 Form 10-K

American International Group, Inc. and Subsidiaries

1. Summary of Significant Accounting Policies
Continued
earnings per share is based on those shares used in basic earnings per share plus shares that would have been outstanding assuming issuance of common shares for all dilutive potential common shares outstanding, adjusted to reflect all stock dividends and stock splits.
(hh) Recent Accounting Standards:
Accounting Changes
SOP 05-1
In September 2005, the AICPA issued SOP 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts” (SOP 05-1). SOP 05-1 provides guidance on accounting for internal replacements of insurance and investment contracts other than those specifically described in FAS 97. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverage that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. Internal replacements that result in a substantially changed contract are accounted for as a termination and a replacement contract.
    SOP 05-1 became effective on January 1, 2007 and generally affects the accounting for internal replacements occurring after that date. In the first quarter of 2007, AIG recorded a cumulative effect reduction of $82 million, net of tax, to the opening balance of retained earnings on the date of adoption. This adoption reflected changes in unamortized DAC, VOBA, deferred sales inducement assets, unearned revenue liabilities and future policy benefits for life and accident and health insurance contracts resulting from a shorter expected life related to certain group life and health insurance contracts and the effect on the gross profits of investment-oriented products related to previously anticipated future internal replacements. This cumulative effect adjustment affected only the Life Insurance & Retirement Services segment.
FAS 155
In February, 2006, the Financial Accounting Standards Board (FASB) issued FAS 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FAS 140 and FAS 133” (FAS 155). FAS 155 allows AIG to include changes in fair value in earnings on an instrument-by-instrument basis for any hybrid financial instrument that contains an embedded derivative that would otherwise be required to be bifurcated and accounted for separately under FAS 133. The election to measure the hybrid instrument at fair value is irrevocable at the acquisition or issuance date.
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
    In connection with AIG’s early adoption of FAS 155, structured note liabilities of $8.9 billion, other structured liabilities in conjunction with equity derivative transactions of $111 million, and hybrid financial instruments of $522 million at December 31, 2006 are now carried at fair value. The effect on earnings for 2006, for changes in the fair value of hybrid financial instruments, was a pre-tax loss of $313 million, of which $287 million was reflected in Other income and was largely offset by gains on economic hedge positions which were also reflected in operating income, and $26 million was reflected in Net investment income.
FAS 158
In September 2006, the FASB issued FAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132R” (FAS 158). FAS 158 requires AIG to prospectively recognize the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability in AIG’s consolidated balance sheet and to recognize changes in that funded status in the year in which the changes occur through Other comprehensive income. FAS 158 also requires AIG to measure the funded status of plans as of the date of its year-end balance sheet, with limited exceptions. AIG adopted FAS 158 for the year ended December 31, 2006. The cumulative effect, net of deferred income taxes, on AIG’s consolidated balance sheet at December 31, 2006 was a net reduction in shareholders’ equity through a charge to Accumulated other comprehensive income (loss) of $532 million, with a corresponding net decrease of $538 million in total assets, and a net decrease of $6 million in total liabilities. See Note 18 herein for additional information on the adoption of FAS 158.
FIN 48
In July 2006, the FASB issued FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in income tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and additional disclosures. AIG adopted FIN 48 on January 1, 2007. Upon adoption, AIG recognized a $71 million increase in the liability for unrecognized tax benefits, which was accounted for as a decrease to opening retained earnings as of January 1, 2007. See Note 21 for additional FIN 48 disclosures.
FSP 13-2
In July 2006, the FASB issued FASB Staff Position No. (FSP) FAS 13-2, “Accounting for a Change or Projected
AIG 2007 Form 10-K         145

American International Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements Continued

1. Summary of Significant Accounting Policies
Continued
Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction” (FSP 13-2). FSP 13-2 addresses how a change or projected change in the timing of cash flows relating to income taxes generated by a leveraged lease transaction affects the accounting for the lease by the lessor, and directs that the tax assumptions be consistent with any FIN 48 uncertain tax position related to the lease. AIG adopted FSP 13-2 on January 1, 2007. Upon adoption, AIG recorded a $50 million decrease in the opening balance of retained earnings, net of tax, to reflect the cumulative effect of this change in accounting.
    As a result of adopting SOP 05-1, FIN 48 and FSP 13-2, AIG recorded a total decrease to opening retained earnings of $203 million as of January 1, 2007.
Future Application of Accounting Standards
FAS 157
In September 2006, the FASB issued FAS 157, “Fair Value Measurements” (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurements but does not change existing guidance about whether an instrument is carried at fair value. FAS 157 nullifies the guidance in EITF 02-3 that precluded the recognition of a trading profit at the inception of a derivative contract unless the fair value of such contract was obtained from a quoted market price or other valuation technique incorporating observable market data. FAS 157 also clarifies that an issuer’s credit standing should be considered when measuring liabilities at fair value.
    AIG adopted FAS 157 on January 1, 2008, its required effective date. FAS 157 must be applied prospectively, except that the difference between the carrying amount and fair value of a stand-alone derivative or hybrid instrument measured using the guidance in EITF 02-3 on recognition of a trading profit at the inception of a derivative, is to be applied as a cumulative-effect adjustment to opening retained earnings on January 1, 2008. The adoption of FAS 157 was not material to AIG’s financial condition. However, the adoption of FAS 157 is expected to affect first quarter 2008 earnings, due to changes in the valuation methodology for hybrid financial instrument and derivative liabilities (both freestanding and embedded) currently carried at fair value. These methodology changes primarily include the incorporation of AIG’s own credit risk and the inclusion of explicit risk margins, where appropriate.
FAS 159
In February 2007, the FASB issued FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (FAS 159). FAS 159 permits entities to choose to measure at fair value many financial instruments and certain other items that are not required to be measured at fair value. Subsequent changes in fair value for designated items are required to be reported in income. FAS 159 also establishes presentation and disclosure requirements for similar types of assets and liabilities measured at fair value. FAS 159 permits the fair value option election on an instrument-by-instrument basis for eligible items existing at the adoption date and at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument.
    AIG adopted FAS 159 on January 1, 2008, its required effective date. The adoption of FAS 159 with respect to elections made in the Life Insurance & Retirement Services segment is expected to result in a decrease to opening 2008 retained earnings of approximately $600 million. The adoption of FAS 159 with respect to elections made by AIGFP is currently being evaluated for the effect of recently issued draft guidance by the FASB, anticipated to be issued in final form in early 2008, and its potential effect on AIG’s consolidated financial statements.
SOP 07-1
In June 2007, the AICPA issued SOP No. 07-1 (SOP 07-1), “Clarification of the Scope of the Audit and Accounting Guide ‘Audits of Investment Companies’ and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies.” SOP 07-1 amends the guidance for whether an entity may apply the Audit and Accounting Guide, “Audits of Investment Companies” (the Guide). In February 2008, the FASB issued an FSP indefinitely deferring the effective date of SOP 07-1.
FAS 141(R)
In December 2007, the FASB issued FAS 141 (revised 2007), “Business Combinations” (FAS 141(R)). FAS 141(R) changes the accounting for business combinations in a number of ways, including broadening the transactions or events that are considered business combinations, requiring an acquirer to recognize 100 percent of the fair values of assets acquired, liabilities assumed, and noncontrolling interests in acquisitions of less than a 100 percent controlling interest when the acquisition constitutes a change in control of the acquired entity, recognizing contingent consideration arrangements at their acquisition-date fair values with subsequent changes in fair value generally reflected in income, and recognizing preacquisition loss and gain contingencies at their acquisition-date fair values, among other changes.
    FAS 141(R) is required to be adopted for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (January 1, 2009 for AIG). Early adoption is prohibited. AIG is evaluating the effect FAS 141(R) will have on its consolidated financial statements.
FAS 160
In December 2007, the FASB issued FAS 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (FAS 160). FAS 160 requires noncontrolling (i.e., minority) interests in partially owned consolidated subsidiaries to be classified in the consolidated balance sheet as a separate component of consolidated shareholders’ equity. FAS 160 also
146        AIG 2007 Form 10-K

American International Group, Inc. and Subsidiaries

1. Summary of Significant Accounting Policies
Continued
establishes accounting rules for subsequent acquisitions and sales of noncontrolling interests and how noncontrolling interests should be presented in the consolidated statement of income. The noncontrolling interests’ share of subsidiary income should be reported as a part of consolidated net income with disclosure of the attribution of consolidated net income to the controlling and noncontrolling interests on the face of the consolidated statement of income.
    FAS 160 is required to be adopted in the first annual reporting period beginning on or after December 15, 2008 (January 1, 2009 for AIG) and earlier application is prohibited. FAS 160 must be adopted prospectively, except that noncontrolling interests should be reclassified from liabilities to a separate component of shareholders’ equity and consolidated net income should be recast to include net income attributable to both the controlling and noncontrolling interests retrospectively. Had AIG adopted FAS 160 at December 31, 2007, AIG would have reclassified $10.4 billion of minority (i.e., noncontrolling) interests from liabilities to Shareholders’ equity.
2. Segment Information
AIG identifies its reportable segments by product line consistent with its management structure. These segments and their respective operations are as follows:
General Insurance: AIG’s General Insurance subsidiaries write substantially all lines of commercial property and casualty insurance and various personal lines both domestically and abroad. Revenues in the General Insurance segment represent General Insurance net Premiums and other considerations earned, Net investment income and Net realized capital gains (losses). AIG’s principal General Insurance operations are as follows:
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
    AIG’s Personal Lines operations provide automobile insurance through aigdirect.com, the newly formed operation resulting from the merger of AIG Direct and 21st Century Insurance Group (21st Century), and the Agency Auto Division, as well as a broad range of coverages for high net worth individuals through the AIG Private Client Group.
    Mortgage Guaranty operations provide residential mortgage guaranty insurance that covers the first loss for credit defaults on high loan-to-value conventional first- and second-lien mortgages for the purchase or refinance of one to four family residences.
    AIG’s Foreign General Insurance group accepts risks primarily underwritten through American International Underwriters (AIU), a marketing unit consisting of wholly owned agencies and insurance companies. The Foreign General Insurance group also includes business written by AIG’s foreign-based insurance subsidiaries. The Foreign General Insurance group uses various marketing methods to write both business and consumer lines insurance with certain refinements for local laws, customs and needs. AIU operates in Asia, the Pacific Rim, Europe, including the United Kingdom, Africa, the Middle East and Latin America.
    Each of the General Insurance sub-segments is comprised of groupings of major products and services as follows: DBG is comprised of domestic commercial insurance products and services; Transatlantic is comprised of reinsurance products and services sold to other general insurance companies; Personal Lines is comprised of general insurance products and services sold to individuals; Mortgage Guaranty is comprised of products insuring against losses arising under certain loan agreements; and Foreign General is comprised of general insurance products sold overseas.
Life Insurance & Retirement Services: AIG’s Life Insurance & Retirement Services subsidiaries offer a wide range of insurance and retirement savings products both domestically and abroad. Insurance-oriented products consist of individual and group life, payout annuities (including structured settlements), endowment and accident and health policies. Retirement savings products consist generally of fixed and variable annuities. Revenues in the Life Insurance & Retirement Services segment represent Life Insurance & Retirement Services Premiums and other considerations, Net investment income and Net realized capital gains (losses).
    AIG’s principal Foreign Life Insurance & Retirement Services operations are American Life Insurance Company (ALICO), American International Assurance Company, Limited, together with American International Assurance Company (Bermuda) Limited (AIA), Nan Shan Life Insurance Company, Ltd. (Nan Shan), The Philippine American Life and General Insurance Company (Philamlife), AIG Edison Life Insurance Company (AIG Edison Life) and AIG Star Life Insurance Co. Ltd. (AIG Star Life).
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
Financial Services: AIG’s Financial Services subsidiaries engage in diversified activities including aircraft and equipment leasing,
AIG 2007 Form 10-K         147

American International Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements Continued

2. Segment Information
Continued
capital markets, consumer finance and insurance premium finance.
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
    Capital Markets represents the operations of AIGFP, which engages as principal in a wide variety of financial transactions, including standard and customized financial products involving commodities, credit, currencies, energy, equities and rates and provides credit protection through credit default swaps on certain super senior tranches of collateralized debt obligations (CDOs). AIGFP also invests in a diversified portfolio of securities and principal investments and engages in borrowing activities that include issuing standard and structured notes and other securities and entering into guaranteed investment agreements (GIAs).
    Consumer Finance operations include American General Finance Inc. (AGF) as well as AIG Consumer Finance Group Inc. (AIGCFG). AGF and AIGCFG provide a wide variety of consumer finance products, including non-conforming real estate mortgages, consumer loans, retail sales finance and credit-related insurance to customers both domestically and overseas, particularly in emerging and developing markets.
Asset Management: AIG’s Asset Management operations comprise a wide variety of investment-related services and investment products. Such services and products are offered to individuals, pension funds and institutions globally through AIG’s Spread-Based Investment business, Institutional Asset Management, and Brokerage Services and Mutual Funds business. Revenues in the Asset Management segment represent investment income with respect to spread-based products and management, advisory and incentive fees.
148        AIG 2007 Form 10-K

American International Group, Inc. and Subsidiaries

2. Segment Information
Continued
The following table summarizes AIG’s operations by reporting segment for the years ended December 31, 2007, 2006 and 2005:

	Operating Segments

		Life
		Insurance						Consolidation
	General	& Retirement	Financial	Asset				and
(in millions)	Insurance	Services(a)	Services(a)	Management(a)	Other(a)(b)		Total	Eliminations(a)	Consolidated

2007
Total revenues (c)(d)(e)	$51,708	$53,570	$(1,309)	$5,625	$457		$110,051	$13	$110,064
Interest expense	29	128	7,794	567	1,170		9,688	—	9,688
Operating income (loss) before minority interest(d)(e)	10,526	8,186	(9,515)	1,164	(2,140)		8,221	722	8,943
Income taxes (benefits)	2,393	1,494	(3,260)	334	537		1,498	(43)	1,455
Depreciation expense	300	392	1,831	88	179		2,790	—	2,790
Capital expenditures	354	532	4,569	3,557	271		9,283	—	9,283
Year-end identifiable assets	181,708	615,386	203,894	77,274	126,874		1,205,136	(144,631)	1,060,505

2006
Total revenues (c)(d)	$49,206	$50,878	$7,777	$4,543	$483		$112,887	$500	$113,387
Interest expense	23	74	6,005	105	744		6,951	—	6,951
Operating income (loss) before minority interest(d)	10,412	10,121	383	1,538	(1,435)		21,019	668	21,687
Income taxes (benefits)	2,351	2,892	(26)	575	719		6,511	26	6,537
Depreciation expense	274	268	1,655	13	164		2,374	—	2,374
Capital expenditures	375	711	6,278	835	244		8,443	—	8,443
Year-end identifiable assets	167,004	550,957	202,485	78,275	107,517		1,106,238	(126,828)	979,410

2005
Total revenues (c)(d)	$45,174	$48,020	$10,677	$4,582	$344		$108,797	$(16)	$108,781
Interest expense	7	83	5,164	11	408		5,673	—	5,673
Operating income (loss) before minority interest(d)	2,315	8,965	4,424	1,963	(2,765	)(f)	14,902	311	15,213
Income taxes (benefits)	169	2,407	1,418	723	(587)		4,130	128	4,258
Depreciation expense	273	268	1,447	43	169		2,200	—	2,200
Capital expenditures	417	590	6,300	25	194		7,526	—	7,526
Year-end identifiable assets	150,667	489,331	161,919	69,584	94,047		965,548	(112,500)	853,048

(a)	Beginning in 2007, revenues and operating income related to certain foreign investment contracts, which were historically reported as a component of the Asset Management segment, are now reported in the Life Insurance & Retirement Services segment, net realized capital gains and losses; including derivative gains and losses and foreign exchange transaction gains and losses for Financial Services entities other than AIGFP and Asset Management entities, which were previously reported as part of AIG’s Other category, are now included in Asset Management and Financial Services revenues and operating income; and revenues and operating income related to consolidated managed partnerships and funds, which were historically reported in the Asset Management segment, are now being reported in Consolidation and eliminations. All prior periods have been revised to conform to the current presentation.

(b)	Includes AIG Parent and other operations that are not required to be reported separately. The following table presents the operating loss for AIG’s Other category for the years ended December 31, 2007, 2006 and 2005:

For the Years Ended December 31,
(in millions)	2007	2006	2005

Operating income (loss):
Equity earnings in partially owned companies*	$157	$193	$(124)
Interest expense	(1,223)	(859)	(541)
Unallocated corporate expenses	(560)	(517)	(413)
Compensation expense — SICO Plans	(39)	(108)	(205)
Compensation expense — Starr tender offer	—	(54)	—
Net realized capital gains (losses)	(409)	(37)	269
Regulatory settlement costs	—	—	(1,644)
Other miscellaneous, net	(66)	(53)	(107)

Total Other	$(2,140)	$(1,435)	$(2,765)

*	Includes current year catastrophe-related losses from unconsolidated entities of $312 million in 2005. There were no significant catastrophe-related losses from unconsolidated entities in 2007 and 2006.
AIG 2007 Form 10-K         149

American International Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements Continued

2. Segment Information
Continued

(c)	Represents the sum of General Insurance net premiums earned, Life Insurance & Retirement Services premiums and other considerations, net investment income, Financial Services interest, lease and finance charges, Asset Management investment income from spread-based products and management, advisory and incentive fees, and realized capital gains (losses).

(d)	In 2007, 2006 and 2005, includes other-than-temporary impairment charges of $4.7 billion, $944 million and $598 million, respectively.

(e)	Both revenues and operating income (loss) include an unrealized market valuation loss of $11.5 billion on AIGFP’s super senior credit default swap portfolio and an other-than-temporary impairment charge of $643 million on AIGFP’s available for sale investment securities reported in other income.

(f)	Includes settlement costs of $1.64 billion as described in Note 12(a) Litigation and Investigations herein.
The following table summarizes AIG’s General Insurance operations by major internal reporting unit for the years ended December 31, 2007, 2006 and 2005:

	General Insurance

	Domestic					Foreign	Total	Consolidation	Total
	Brokerage			Personal	Mortgage	General	Reportable	and	General
(in millions)	Group		Transatlantic	Lines	Guaranty	Insurance	Segment	Eliminations	Insurance

2007
Total revenues	$27,653		$4,382	$4,924	$1,041	$13,715	$51,715	$(7)	$51,708
Losses & loss expenses incurred	15,948		2,638	3,660	1,493	6,243	29,982	—	29,982
Underwriting expenses	4,400		1,083	1,197	185	4,335	11,200	—	11,200
Operating income (loss)(a)	7,305		661	67	(637)	3,137	10,533	(7)	10,526
Depreciation expense	97		2	70	6	125	300	—	300
Capital expenditures	93		4	81	21	155	354	—	354
Year-end identifiable assets	112,675		15,484	5,930	4,550	48,728	187,367	(5,659)	181,708

2006
Total revenues(b)	$27,419		$4,050	$4,871	$877	$11,999	$49,216	$(10)	$49,206
Losses & loss expenses incurred	16,779		2,463	3,306	349	5,155	28,052	—	28,052
Underwriting expenses	4,795		998	1,133	200	3,616	10,742	—	10,742
Operating income(a)(b)	5,845		589	432	328	3,228	10,422	(10)	10,412
Depreciation expense	100		2	52	5	115	274	—	274
Capital expenditures	125		2	94	11	143	375	—	375
Year-end identifiable assets	104,866		14,268	5,391	3,604	43,879	172,008	(5,004)	167,004

2005
Total revenues	$25,171		$3,766	$4,848	$655	$10,719	$45,159	$15	$45,174
Losses & loss expenses incurred	21,466		2,877	3,566	139	5,043	33,091	—	33,091
Underwriting expenses	4,525		928	1,087	153	3,075	9,768	—	9,768
Operating income (loss) (a)(c)	(820	)(d)	(39)	195	363	2,601	2,300	15	2,315
Depreciation expense	114		2	48	4	105	273	—	273
Capital expenditures	119		2	94	6	196	417	—	417
Year-end identifiable assets	95,829		12,365	5,245	3,165	39,044	155,648	(4,981)	150,667

(a)	Catastrophe-related losses in 2007 and 2005 by reporting unit were as follows. There were no significant catastrophe-related losses in 2006.

	2007		2005

	Insurance	Net Reinstatement	Insurance	Net Reinstatement
(in millions)	Related Losses	Premium Cost	Related Losses	Premium Cost

Reporting Unit:
DBG	$113	$(13)	$1,811	$136
Transatlantic	11	(1)	463	45
Personal Lines	61	14	112	2
Mortgage Guaranty	—	—	10	—
Foreign General Insurance	90	1	229	80

Total	$275	$1	$2,625	$263

(b)	Includes the effect of out of period adjustments related to the accounting for certain interests in unit investment trusts (UCITS). For DBG, the effect was an increase of $66 million in both revenues and operating income and for Foreign General Insurance, the effect was an increase of $424 million in both revenues and operating income.

(c)	Includes the fourth quarter 2005 increase in net reserves of approximately $1.8 billion resulting from the annual review of General Insurance loss and loss adjustment reserves.

(d)	Includes $291 million of expenses related to changes in estimates for uncollectible reinsurance and other premium balances, and $100 million of accrued expenses in connection with certain workers compensation insurance policies written between 1985 and 1996.
150        AIG 2007 Form 10-K

American International Group, Inc. and Subsidiaries

2. Segment Information
Continued
The following table summarizes AIG’s Life Insurance & Retirement Services operations by major internal reporting unit for the years ended December 31, 2007, 2006 and 2005:

	Life Insurance & Retirement Services

							Total Life
			Domestic	Domestic	Total	Consolidation	Insurance &
	Japan		Life	Retirement	Reportable	and	Retirement
(in millions)	and Other	Asia	Insurance	Services	Segment	Eliminations	Services

2007
Total revenues (a)(b):
Insurance-oriented products	$14,393	$19,896	$8,535	$—	$42,824	$—	$42,824
Retirement savings products	3,783	191	493	6,279	10,746	—	10,746

Total revenues	18,176	20,087	9,028	6,279	53,570	—	53,570

Operating income (a)(b)	3,044	3,153	642	1,347	8,186	—	8,186
Depreciation expense	110	84	85	113	392	—	392
Capital expenditures	166	232	53	81	532	—	532
Year-end identifiable assets	177,413	132,521	108,908	203,441	622,283	(6,897)	615,386

2006
Total revenues (a)(c):
Insurance-oriented products	$13,310	$17,712	$8,538	$—	$39,560	$—	$39,560
Retirement savings products	3,441	168	568	7,141	11,318	—	11,318

Total revenues	16,751	17,880	9,106	7,141	50,878	—	50,878

Operating income (a)(c)	3,821	3,060	917	2,323	10,121	—	10,121
Depreciation expense	101	70	63	34	268	—	268
Capital expenditures	342	260	71	38	711	—	711
Year-end identifiable assets	152,409	108,850	103,624	192,885	557,768	(6,811)	550,957

2005
Total revenues (a):
Insurance-oriented products	$12,524	$15,853	$8,525	$—	$36,902	$—	$36,902
Retirement savings products	3,413	129	690	6,886	11,118	—	11,118

Total revenues	15,937	15,982	9,215	6,886	48,020	—	48,020

Operating income (a)	3,020	2,286	1,495	2,164	8,965	—	8,965
Depreciation expense	91	81	65	31	268	—	268
Capital expenditures	153	340	71	26	590	—	590
Year-end identifiable assets	124,524	87,491	99,594	185,383	496,992	(7,661)	489,331

(a)	In 2007, 2006 and 2005, includes other-than-temporary impairment charges of $2.8 billion, $641 million and $425 million, respectively.

(b)	Includes a positive out-of-period adjustment of $158 million related to foreign exchange remediation activities.

(c)	Includes the effect of out-of-period adjustments related to the accounting for UCITS in 2006, which increased revenues by $240 million and operating income by $169 million.
AIG 2007 Form 10-K         151

American International Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements Continued

2. Segment Information
Continued
The following table summarizes AIG’s Financial Services operations by major internal reporting unit for the years ended December 31, 2007, 2006 and 2005:

	Financial Services

					Total	Consolidation	Total
	Aircraft	Capital	Consumer		Reportable	and	Financial
(in millions)	Leasing(a)	Markets(b)	Finance(c)	Other	Segment	Elimination	Services

2007
Total revenues (d)(e)(f)(g)	$4,694	$(9,979)	$3,655	$1,471	$(159)	$(1,150)	$(1,309)
Interest expense(e)	1,650	4,644	1,437	63	7,794	—	7,794
Operating income (loss)(e)(f)(g)	873	(10,557)	171	(2)	(9,515)	—	(9,515)
Depreciation expense	1,751	24	41	15	1,831	—	1,831
Capital expenditures	4,164	21	62	322	4,569	—	4,569
Year-end identifiable assets	44,970	115,487	36,822	17,357	214,636	(10,742)	203,894

2006
Total revenues (d)(e)	$4,082	$(186)	$3,587	$320	$7,803	$(26)	$7,777
Interest expense(e)	1,442	3,215	1,303	108	6,068	(63)	6,005
Operating income (loss)	578	(873)	668	10	383	—	383
Depreciation expense	1,584	19	41	11	1,655	—	1,655
Capital expenditures	6,012	15	52	199	6,278	—	6,278
Year-end identifiable assets	41,975	121,243	32,702	12,368	208,288	(5,803)	202,485

2005
Total revenues (d)(e)	$3,668	$3,260	$3,563	$206	$10,697	$(20)	$10,677
Interest expense(e)	1,125	3,033	1,005	201	5,364	(200)	5,164
Operating income	769	2,661	922	72	4,424	—	4,424
Depreciation expense	1,384	20	38	5	1,447	—	1,447
Capital expenditures	6,193	3	54	50	6,300	—	6,300
Year-end identifiable assets	37,515	90,090	30,704	7,984	166,293	(4,374)	161,919

(a)	Both revenues and operating income include gains (losses) from hedging activities that did not qualify for hedge accounting treatment under FAS 133, including the related foreign exchange gains and losses. In 2007, 2006 and 2005, the effect was $(37) million, $(73) million and $93 million, respectively. These amounts result primarily from interest rate and foreign currency derivatives that are effective economic hedges of borrowings. In the second quarter of 2007, ILFC began applying hedge accounting to most of its derivatives hedging interest rate and foreign exchange risks associated with its floating rate and foreign currency denominated borrowings.

(b)	Both revenues and operating income include gains (losses) from hedging activities that did not qualify for hedge accounting treatment under FAS 133, including the related foreign exchange gains and losses. In 2007, 2006 and 2005, the effect was $211 million, $(1.82) billion and $2.01 billion, respectively. The year ended December 31, 2007 includes a $380 million out of period charge to reverse net gains recognized on transfers of available for sale securities among legal entities consolidated within AIGFP. The year ended December 31, 2006 includes an out of period charge of $223 million related to the remediation of the material weakness in internal control over the accounting for certain derivative transactions under FAS 133. In the first quarter of 2007, AIGFP began applying hedge accounting for certain of its interest rate swaps and foreign currency forward contracts hedging its investments and borrowings.

(c)	Both revenues and operating income include gains (losses) from hedging activities that did not qualify for hedge accounting treatment under FAS 133, including the related foreign exchange gains and losses. In 2007, 2006 and 2005, the effect was $(20) million, $(94) million and $75 million, respectively. These amounts result primarily from interest rate and foreign currency derivatives that are effective economic hedges of borrowings. In the second quarter of 2007, AGF began applying hedge accounting to most of its derivatives hedging interest rate and foreign exchange risks associated with its floating rate and foreign currency denominated borrowings.

(d)	Represents primarily the sum of aircraft lease rentals from ILFC, AIGFP hedged financial positions entered into in connection with counterparty transactions, the effect of hedging activities that did not qualify for hedge accounting treatment under FAS 133, including the related foreign exchange gains and losses, and finance charges from consumer finance operations.

(e)	Interest expense for the Capital Markets business is included in Revenues above and in Other income in the consolidated statement of income.

(f)	Both revenues and operating income (loss) include an unrealized market valuation loss of $11.5 billion on AIGFP’s super senior credit default swap portfolio and an other-than-temporary impairment charge of $643 million on AIGFP’s available for sale investment securities reported in other income.

(g)	Includes a pre-tax charge of $178 million in connection with domestic consumer finance’s mortgage banking activities.
152        AIG 2007 Form 10-K

American International Group, Inc. and Subsidiaries

2. Segment Information
Continued
A substantial portion of AIG’s operations is conducted in countries other than the United States and Canada. The following table summarizes AIG’s operations by major geographic segment. Allocations have been made on the basis of the location of operations and assets.

	Geographic Segments

			Other
(in millions)	Domestic(a)	Far East	Foreign	Consolidated

2007
Total revenues	$46,402	$36,512	$27,150	$110,064
Real estate and other fixed assets, net of accumulated depreciation	3,202	1,404	912	5,518
Flight equipment primarily under operating leases, net of accumulated depreciation(b)	41,984	—	—	41,984

2006
Total revenues	$57,984	$33,883	$21,520	$113,387
Real estate and other fixed assets, net of accumulated depreciation	2,432	1,082	867	4,381
Flight equipment primarily under operating leases, net of accumulated depreciation(b)	39,875	—	—	39,875

2005
Total revenues	$59,858	$32,076	$16,847	$108,781
Real estate and other fixed assets, net of accumulated depreciation	1,905	929	807	3,641
Flight equipment primarily under operating leases, net of accumulated depreciation(b)	36,245	—	—	36,245

(a)	Including revenues from insurance operations in Canada of $1.3 billion, $1.1 billion and $968 million in 2007, 2006 and 2005, respectively.

(b)	Approximately 90 percent of ILFC’s fleet is operated by foreign airlines.
3. Investments
(a) Statutory Deposits: Cash and securities with carrying values of $13.6 billion and $14.8 billion were deposited by AIG’s insurance subsidiaries under requirements of regulatory authorities at December 31, 2007 and 2006, respectively.
(b) Net Investment Income: An analysis of net investment income follows:

Years Ended December 31,
(in millions)	2007	2006	2005

Fixed maturities(a)	$22,330	$20,393	$18,690
Equities	2,361	1,733	1,716
Interest on mortgage and other loans	1,423	1,253	1,177
Partnerships	1,986	1,596	1,056
Mutual funds	650	845	4
Other invested assets(b)	941	1,293	820

Total investment income	29,691	27,113	23,463
Investment expenses	1,072	1,043	879

Net investment income	$28,619	$26,070	$22,584

(a)	Includes short-term investments.
(b)	Includes net investment income from securities lending activities, representing interest earned on securities lending invested collateral offset by interest expense on securities lending payable.
AIG 2007 Form 10-K         153

American International Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements Continued

3. Investments
Continued
(c) Net Realized Gains and Losses:
The Net realized capital gains (losses) and increase (decrease) in unrealized appreciation of AIG’s available for sale investments were as follows:

(in millions)	2007	2006	2005

Net realized capital gains (losses):
Sales of fixed maturities	$(468)	$(382)	$372
Sales of equity securities	1,087	813	643
Sales of real estate and other assets	619	303	88
Other-than-temporary impairments	(4,072)	(944)	(598)
Foreign exchange transactions	(643)	(382)	701
Derivative instruments	(115)	698	(865)

Total	$(3,592)	$106	$341

Increase (decrease) in unrealized appreciation of investments:
Fixed maturities	$(5,504)	$(198)	$(4,656)
Equity securities	2,440	432	850
Other investments	(3,842)	986	2,138
AIGFP investments	(1,140)	1,354	(1,909)

Increase (decrease) in unrealized appreciation	$(8,046)	$2,574	$(3,577)

Net unrealized gains (losses) included in the consolidated statement of income from investment securities classified as trading securities in 2007, 2006 and 2005 were $1.1 billion, $938 million and $1.1 billion, respectively.
The gross realized gains and gross realized losses from sales of AIG’s available for sale securities were as follows:

	2007		2006		2005

	Gross	Gross	Gross	Gross	Gross	Gross
	Realized	Realized	Realized	Realized	Realized	Realized
(in millions)	Gains	Losses	Gains	Losses	Gains	Losses

Fixed maturities	$680	$1,148	$711	$1,093	$1,586	$1,214
Equity securities	1,368	291	1,111	320	930	354
Preferred stocks	10	—	22	—	101	34

Total	$2,058	$1,439	$1,844	$1,413	$2,617	$1,602

(d) Fair Value of Investment Securities:
The amortized cost or cost and estimated fair value of AIG’s available for sale and held to maturity securities at December 31, 2007 and 2006 were as follows:

	December 31, 2007*				December 31, 2006

	Amortized	Gross	Gross		Amortized	Gross	Gross
	Cost or	Unrealized	Unrealized	Fair	Cost or	Unrealized	Unrealized	Fair
(in millions)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Available for sale:*
U.S. government and government sponsored entities	$7,956	$333	$37	$8,252	$7,667	$221	$140	$7,748
Obligations of states, municipalities and political subdivisions	46,087	927	160	46,854	59,785	1,056	210	60,631
Non-U.S. governments	67,023	3,920	743	70,200	62,860	5,461	437	67,884
Corporate debt	239,822	6,216	4,518	241,520	257,383	7,443	2,536	262,290
Mortgage-backed, asset- backed and collateralized	140,982	1,221	7,703	134,500	104,687	502	362	104,827

Total bonds	$501,870	$12,617	$13,161	$501,326	$492,382	$14,683	$3,685	$503,380
Equity securities	15,188	5,545	463	20,270	13,147	2,807	159	15,795

Total	$517,058	$18,162	$13,624	$521,596	$505,529	$17,490	$3,844	$519,175

Held to maturity:*
Bonds — Obligations of states, municipalities and political subdivisions	$21,581	$609	$33	$22,157	$21,437	$731	$14	$22,154

*	At December 31, 2007 and 2006, fixed maturities held by AIG that were below investment grade or not rated totaled $27.0 billion and $26.6 billion, respectively.
154        AIG 2007 Form 10-K

American International Group, Inc. and Subsidiaries

3. Investments
Continued
The following table presents the amortized cost and estimated fair values of AIG’s available for sale and held to maturity fixed maturity securities at December 31, 2007, by contractual maturity. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity

	Amortized		Amortized
(in millions)	Cost	Fair Value	Cost	Fair Value

Due in one year or less	$25,844	$25,994	$72	$69
Due after one year through five years	95,494	97,466	284	277
Due after five years through ten years	121,961	123,196	1,511	1,547
Due after ten years	117,589	120,170	19,714	20,264
Mortgage-backed, asset-backed and collateralized	140,982	134,500	—	—

Total available for sale	$501,870	$501,326	$21,581	$22,157

AIG’s available for sale securities are recorded on the consolidated balance sheet at December 31, 2007 and 2006 as follows:

	Fair Value

(in millions)	2007	2006

Bonds available for sale	$397,372	$386,869
Common stocks available for sale	17,900	13,256
Preferred stocks available for sale	2,370	2,539
Financial Services securities available for sale	40,305	47,205
Securities lending invested collateral	63,649	69,306

Total	$521,596	$519,175

(e) Non-Income Producing Invested Assets: At December 31, 2007, non-income producing invested assets were insignificant.

(f)	Gross Unrealized Losses and Estimated Fair Values on Investments:
The following table summarizes the cost basis and gross unrealized losses on AIG’s available for sale securities, aggregated by major investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2007 and 2006:

	12 Months or less		More than 12 Months		Total

		Unrealized		Unrealized		Unrealized
(in millions)	Cost(a)	Losses	Cost(a)	Losses	Cost(a)	Losses

2007
Bonds(b)	$190,809	$9,935	$65,137	$3,226	$255,946	$13,161
Equity securities	4,433	463	—	—	4,433	463

Total	$195,242	$10,398	$65,137	$3,226	$260,379	$13,624

2006
Bonds(b)	$69,656	$1,257	$84,040	$2,428	$153,696	$3,685
Equity securities	2,734	159	—	—	2,734	159

Total	$72,390	$1,416	$84,040	$2,428	$156,430	$3,844

(a)	For bonds, represents amortized cost.

(b)	Primarily relates to the corporate debt category.
    At December 31, 2007, AIG held 37,281 and 2,307 of individual bond and stock investments, respectively, that were in an unrealized loss position, of which 9,930 individual investments were in an unrealized loss position for a continuous 12 months or longer.
    AIG recorded other-than-temporary impairment charges of $4.7 billion (including $643 million related to AIGFP recorded in Other income), $944 million and $598 million in 2007, 2006 and 2005, respectively. See Note 1(c) herein for AIG’s other-than-temporary impairment accounting policy.
AIG 2007 Form 10-K         155

American International Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements Continued

3. Investments
Continued

(g)	Other Invested Assets:
Other invested assets at December 31, 2007 and 2006 consisted of the following:

At December 31,
(in millions)	2007	2006

Partnerships(a)	$28,938	$21,657
Mutual funds	4,891	4,892
Investment real estate(b)	9,877	5,694
Aircraft asset investments(c)	1,689	1,784
Life settlement contracts(d)	1,627	1,090
Consolidated managed partnerships and funds(e)	6,614	2,923
All other investments	5,187	4,071

Other invested assets	$58,823	$42,111

(a)	Includes private equity partnerships and hedge funds.

(b)	Net of accumulated depreciation of $548 million and $585 million in 2007 and 2006, respectively.

(c)	Consist primarily of Life Insurance & Retirement Services investments in aircraft equipment.

(d)	See paragraph (h) below for additional information.

(e)	Represents AIG managed partnerships and funds that are consolidated.
    At December 31, 2007 and 2006, $7.2 billion and $5.3 billion of Other invested assets related to available for sale investments carried at fair value, with unrealized gains and losses recorded in of Accumulated other comprehensive income (loss), net of deferred taxes, with almost all of the remaining investments being accounted for on the equity method of accounting. All of the investments are subject to impairment testing (see Note 1(c) herein). The gross unrealized loss on the investments accounted for as available for sale at December 31, 2007 was $621 million, the majority of which represents investments that have been in a continuous unrealized loss position for less than 12 months.
(h) Investments in Life Settlement Contracts:
    At December 31, 2007, the carrying value of AIG’s life settlement contracts was $1.6 billion, and is included in Other invested assets in the consolidated balance sheet. These investments are monitored for impairment on a contract by contract basis quarterly. During 2007, income recognized on life settlement contracts previously held in non-consolidated trusts was $32 million, and is included in net investment income in the consolidated statement of income.
Further information regarding life settlement contracts at December 31, 2007 is as follows:

(dollars in millions)

Remaining Life
Expectancy of	Number of	Carrying	Face Value
Insureds	Contracts	Value	(Death Benefits)

0 – 1 year	11	$7	$9
1 – 2 years	34	34	47
2 – 3 years	79	61	98
3 – 4 years	151	111	210
4 – 5 years	176	130	277
Thereafter	2,181	1,284	5,400

Total	2,632	$1,627	$6,041

    At December 31, 2007, the anticipated life insurance premiums required to keep the life settlement contracts in force, payable in the ensuing twelve months ending December 31, 2008 and the four succeeding years ending December 31, 2012 are $132 million, $141 million, $149 million, $146 million, and $152 million, respectively.
    In June 2006, AIG restructured its ownership of life settlement contracts with no effect on the economic substance of these investments. At the same time, AIG paid $610 million to its former co-investors to acquire all the remaining interests in life settlement contracts held in previously non-consolidated trusts. The life insurers for a small portion of AIG’s consolidated life settlement contracts include AIG subsidiaries. As a result, amounts related to life insurance issued by AIG subsidiaries are eliminated in consolidation.
4. Lending activities
Mortgages and other loans receivable at December 31, 2007 and 2006 are comprised of the following:

Years Ended December 31,
(in millions)	2007	2006

Mortgages – commercial	$17,105	$15,219
Mortgages – residential*	2,153	1,903
Life insurance policy loans	8,099	7,501
Collateral, guaranteed, and other commercial loans	6,447	3,859

Total mortgage and other loans receivable	33,804	28,482
Allowance for losses	(77)	(64)

Mortgage and other loans receivable, net	$33,727	$28,418

156        AIG 2007 Form 10-K

American International Group, Inc. and Subsidiaries

4. Lending activities
Continued
4. Lending activities
Continued

*	Primarily consists of foreign mortgage loans.
Finance receivables, net of unearned finance charges, were as follows:

Years Ended December 31,
(in millions)	2007	2006

Real estate loans	$20,023	$20,321
Non-real estate loans	5,447	4,506
Retail sales finance	3,659	3,092
Credit card loans	1,566	1,413
Other loans	1,417	978

Total finance receivables	32,112	30,310
Allowance for losses	(878)	(737)

Finance receivables, net	$31,234	$29,573

5. Reinsurance
In the ordinary course of business, AIG’s General Insurance and Life Insurance companies place reinsurance with other insurance companies in order to provide greater diversification of AIG’s business and limit the potential for losses arising from large risks. In addition, AIG’s General Insurance subsidiaries assume reinsurance from other insurance companies.
Supplemental information for gross loss and benefit reserves net of ceded reinsurance at December 31, 2007 and 2006 follows:

	As	Net of
(in millions)	Reported	Reinsurance

2007
Reserve for losses and loss expenses	$(85,500)	$(69,288)
Future policy benefits for life and accident and health insurance contracts	(136,068)	(134,461)
Reserve for unearned premiums	(28,022)	(24,029)
Reinsurance assets*	21,811	—

2006
Reserve for losses and loss expenses	$(79,999)	$(62,630)
Future policy benefits for life and accident and health insurance contracts	(121,004)	(119,430)
Reserve for unearned premiums	(26,271)	(22,759)
Reinsurance assets*	22,456	—

*	Represents gross reinsurance assets, excluding allowances and reinsurance recoverable on paid losses.
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
General Reinsurance
General reinsurance is effected under reinsurance treaties and by negotiation on individual risks. Certain of these reinsurance arrangements consist of excess of loss contracts which protect AIG against losses over stipulated amounts. Ceded premiums are considered prepaid reinsurance premiums and are recognized as a reduction of premiums earned over the contract period in proportion to the protection received. Amounts recoverable from general reinsurers are estimated in a manner consistent with the claims liabilities associated with the reinsurance and presented as a component of reinsurance assets. Assumed reinsurance premiums are earned primarily on a pro-rata basis over the terms of the reinsurance contracts. For both ceded and assumed reinsurance, risk transfer requirements must be met in order for reinsurance accounting to apply. If risk transfer requirements are not met, the contract is accounted for as a deposit, resulting in the recognition of cash flows under the contract through a deposit asset or liability and not as revenue or expense. To meet risk transfer requirements, a reinsurance contract must include both insurance risk, consisting of both underwriting and timing risk, and a reasonable possibility of a significant loss for the assuming entity. Similar risk transfer criteria are used to determine whether directly written insurance contracts should be accounted for as insurance or as a deposit.
AIG 2007 Form 10-K         157

American International Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements Continued

5. Reinsurance
Continued
General Insurance premiums written and earned were comprised of the following:

Years Ended December 31,
(in millions)	2007	2006	2005

Premiums written:
Direct	$52,055	$49,609	$46,689
Assumed	6,743	6,671	6,036
Ceded	(11,731)	(11,414)	(10,853)

Total	$47,067	$44,866	$41,872

Premiums earned:
Direct	$50,403	$47,973	$45,794
Assumed	6,530	6,449	5,921
Ceded	(11,251)	(10,971)	(10,906)

Total	$45,682	$43,451	$40,809

    For the years ended December 31, 2007, 2006 and 2005, reinsurance recoveries, which reduced loss and loss expenses incurred, amounted to $9.0 billion, $8.3 billion and $20.7 billion, respectively.
Life Reinsurance
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
Life Insurance & Retirement Services premiums were comprised of the following:

Years Ended December 31,
(in millions)	2007	2006	2005

Gross premiums	$34,585	$32,247	$30,818
Ceded premiums	(1,778)	(1,481)	(1,317)

Premiums	$32,807	$30,766	$29,501

    Life Insurance recoveries, which reduced death and other benefits, approximated $1.1 billion, $806 million and $770 million, respectively, for the years ended December 31, 2007, 2006 and 2005.
Life Insurance in-force ceded to other insurance companies was as follows:

At December 31,
(in millions)	2007	2006	2005

Life Insurance in force ceded	$402,654	$408,970	$365,082

    Life Insurance assumed represented less than 0.1 percent, 0.1 percent and 0.8 percent of gross Life Insurance in force at December 31, 2007, 2006 and 2005, respectively, and Life Insurance & Retirement Services premiums assumed represented 0.1 percent, 0.1 percent and 0.3 percent of gross premiums and other considerations for the years ended December 31, 2007, 2006 and 2005, respectively.
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
    AIG generally obtains letters of credit in order to obtain statutory recognition of its intercompany reinsurance transactions. For this purpose, AIG has a $2.5 billion syndicated letter of credit facility outstanding at December 31, 2007, all of which relates to life intercompany reinsurance transactions.
    AIG is also a party to a 364-day bilateral revolving credit facility for an aggregate amount of $3.2 billion. The facility can be drawn in the form of letters of credit with terms of up to eight years. At December 31, 2007, approximately $3.0 billion principal amount of letters of credit are outstanding under this facility, of which approximately $2.1 billion relates to life intercompany reinsurance transactions. AIG has also obtained approximately $377 million of letters of credit on a bilateral basis.
Reinsurance Security
AIG’s third-party reinsurance arrangements do not relieve AIG from its direct obligation to its insureds. Thus, a credit exposure exists with respect to both general and life reinsurance ceded to the extent that any reinsurer fails to meet the obligations assumed under any reinsurance agreement. AIG holds substantial collateral as security under related reinsurance agreements in the form of funds, securities, and/or letters of credit. A provision has been recorded for estimated unrecoverable reinsurance. AIG has been largely successful in prior recovery efforts.
    AIG evaluates the financial condition of its reinsurers and establishes limits per reinsurer through AIG’s Credit Risk Committee. AIG believes that no exposure to a single reinsurer represents an inappropriate concentration of risk to AIG, nor is AIG’s business substantially dependent upon any single reinsurer.
158        AIG 2007 Form 10-K

American International Group, Inc. and Subsidiaries

6. Deferred Policy Acquisition Costs
The following reflects the policy acquisition costs deferred for amortization against future income and the related amortization charged to income for General Insurance and Life Insurance & Retirement Services operations:

Years Ended December 31,
(in millions)	2007	2006	2005

General Insurance operations:
Balance at beginning of year	$4,355	$4,048	$3,998

Acquisition costs deferred	8,661	8,115	7,480
Amortization expense	(8,235)	(7,866)	(7,365)
Increase (decrease) due to foreign exchange and other	(138)	58	(65)

Balance at end of year	$4,643	$4,355	$4,048

Life Insurance & Retirement Services operations:
Balance at beginning of year	$32,810	$28,106	$25,080

Acquisition costs deferred	7,276	6,823	6,513
Amortization expense(a)	(3,367)	(3,712)	(3,328)
Change in net unrealized gains (losses) on securities	745	646	977
Increase (decrease) due to foreign exchange	916	947	(1,136)
Other(b)	65	—	—

Subtotal	$38,445	$32,810	$28,106

Consolidation and eliminations	62	70	—

Balance at end of year(c)	$38,507	$32,880	$28,106

Total deferred policy acquisition costs	$43,150	$37,235	$32,154

(a)	In 2007, amortization expense was reduced by $733 million related to changes in actuarial estimates, which was mostly offset in incurred policy losses and benefits.

(b)	In 2007, includes the cumulative effect of the adoption of SOP 05-1 of $(118) million and a balance sheet reclassification of $189 million.

(c)	Includes $5 million and $(720) million at December 31, 2007 and 2006, respectively, related to the effect of net unrealized gains and losses on available for sale securities.
    Included in the above table is the VOBA, an intangible asset recorded during purchase accounting, which is amortized in a manner similar to DAC. Amortization of VOBA was $213 million, $239 million and $291 million in 2007, 2006 and 2005, respectively, while the unamortized balance was $1.86 billion, $1.98 billion and $2.14 billion at December 31, 2007, 2006 and 2005, respectively. The percentage of the unamortized balance of VOBA at 2007 expected to be amortized in 2008 through 2012 by year is: 11.7 percent, 10.2 percent, 8.4 percent, 6.6 percent and 5.9 percent, respectively, with 57.2 percent being amortized after five years. These projections are based on current estimates for investment, persistency, mortality and morbidity assumptions. The DAC amortization charged to income includes the increase or decrease of amortization for FAS 97-related realized capital gains (losses), primarily in the Domestic Retirement Services business. In 2007, 2006 and 2005, the rate of amortization expense decreased by $291 million, $90 million and $46 million, respectively.
    There were no impairments of DAC or VOBA for the years ended December 31, 2007, 2006 and 2005.
7. Variable Interest Entities
FIN 46R, “Consolidation of Variable Interest Entities” clarifies the consolidation accounting for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity that is at risk which would allow the entity to finance its activities without additional subordinated financial support. FIN 46R recognizes that consolidation based on majority voting interest should not apply to certain types of entities that are defined as VIEs. A VIE is consolidated by its primary beneficiary, which is the party that absorbs a majority of the expected losses or a majority of the expected residual returns of the VIE, or both.
    AIG, in the normal course of business, is involved with various VIEs. In some cases, AIG has participated to varying degrees in the design of the entity. AIG’s involvement in VIEs varies from being a passive investor to managing and structuring the activities of the VIE. AIG engages in transactions with VIEs to manage its investment needs, obtain funding as well as facilitate client needs through a global network of operating subsidiaries comprising AIG Global Asset Management Holdings Corp. and its subsidiaries and affiliated companies (collectively, AIG Investments) and AIGFP. AIG purchases debt securities (rated and unrated) and equity interests issued by VIEs, makes loans and provides other credit support to VIEs, enters into insurance and reinsurance transactions with VIEs, enters into leasing arrangements with VIEs, enters into derivative transactions with VIEs through AIGFP and acts as the collateral manager of VIEs through AIG Investments and AIGFP. Obligations to outside interest holders in VIEs consolidated by AIG are reported as liabilities in the consolidated financial statements. These interest holders generally have recourse only to the assets
AIG 2007 Form 10-K         159

American International Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements Continued

7. Variable Interest Entities
Continued
and cash flows of the VIEs and do not have recourse to AIG, except when AIG has provided a guarantee to the VIE’s interest holders.
    AIG determines whether an entity is a VIE, who the variable interest holders are, and which party is the primary beneficiary of the VIE by performing an analysis of the design of the VIE that includes a review of, among other factors, its capital structure, contractual relationships and terms, nature of the entity’s operations and purpose, nature of the entity’s interests issued, AIG’s interests in the entity which either create or absorb variability and related party relationships. AIG consolidates a VIE when all of AIG’s interests in the VIE, when combined, absorb a majority of the expected losses or a majority of the expected residual returns of the VIE, or both. Assets held by VIEs which are currently consolidated because AIG is primary beneficiary (except for those VIEs where AIG also owns a majority voting interest), approximated $27.0 billion and $9.1 billion at December 31, 2007 and 2006, respectively. These consolidated assets are reflected in AIG’s consolidated balance sheet as Investments and financial services assets.
    In addition to the VIEs that are consolidated in accordance with FIN 46R, the Company has significant variable interests in certain other VIEs that are not consolidated because the Company is not the primary beneficiary. AIG applies quantitative and qualitative measures in identifying whether it is a primary beneficiary of a VIE and whether it holds a significant variable interest in a VIE.
    For all VIEs in which it has a significant variable interest, including those in which it is the primary beneficiary, AIG reconsiders if it is the current primary beneficiary whenever a VIE’s governing documents or contractual arrangements are changed in a manner that reallocates between the primary beneficiary and other unrelated parties, the obligation to absorb expected losses or right to receive expected residual returns. It also reconsiders its role as primary beneficiary when it sells or otherwise disposes of all or part of its variable interests in a VIE or when it acquires additional variable interests in a VIE. AIG does not reconsider whether it is a primary beneficiary solely as the result of operating losses incurred by an entity. Assets of VIEs where AIG has a significant variable interest and does not consolidate the VIE because AIG is not the primary beneficiary, approximated $275.1 billion at December 31, 2007. AIG’s maximum exposure to loss from its involvement with these consolidated VIEs approximated $44.6 billion at December 31, 2007. For this purpose, maximum loss is considered to be the notional amount of credit lines, guarantees and other credit support, and liquidity facilities, the notional amounts of credit default swaps and certain total return swaps, and the amount invested in the debt or equity issued by the VIEs.
    Entities for which AIG is the primary beneficiary and consolidates or in which AIG has a significant variable interest are described below.
Asset Management
In certain instances, AIG Investments acts as the collateral manager or general partner of an investment fund, collateralized debt obligation (CDO), collateralized loan obligation (CLO), private equity fund or hedge fund. Such entities are typically registered investment companies or qualify for the specialized investment company accounting in accordance with the AICPA Audit and Accounting Guide - Investment Companies. In CDO and CLO transactions, AIG establishes a trust or other special purpose entity that purchases a portfolio of assets such as bank loans, corporate debt, or non-performing credits and issues trust certificates or debt securities that represent interests in the portfolio of assets. These transactions can be cash-based or synthetic and are actively or passively managed. For investment partnerships, hedge funds and private equity funds, AIG acts as the general partner or manager of the fund and is responsible for carrying out the investment mandate of the VIE. Often, AIG’s insurance operations participate in these AIG managed structures as a passive investor in the debt or equity issued by the VIE. Typically, AIG does not provide any guarantees to the investors in the VIE.
    AIG Investments is an investor in various real estate investments. These investments are typically with unaffiliated third-party developers via a partnership or limited liability company structure. Some of these entities are VIEs. The activities of these VIEs principally consist of the development or redevelopment of all major types of commercial (retail, office, industrial, logistics parks, mixed use, etc.) and residential real estate. AIG’s involvement varies from being a passive equity investor to actively managing the activities of the VIE.
    In addition to changes in a VIE’s governing documentation or capitalization structure, AIG reconsiders its decision with respect to whether it is the primary beneficiary for these VIEs, when AIG purchases, or when a VIE sells or otherwise disposes of, variable interests in the CDO, CLO, investment, partnership, hedge fund or private equity fund to other unrelated parties.
SunAmerica Affordable Housing Partnerships
SunAmerica Affordable Housing Partners, Inc. (SAAHP) organizes limited partnerships (investment partnerships) that are considered to be VIEs, and that are consolidated by AIG when AIG has determined that it is the primary beneficiary. The investment partnerships invest as limited partners in operating partnerships that develop and operate affordable housing qualifying for federal tax credits and a few market rate properties across the United States. The general partners in the operating partnerships are almost exclusively unaffiliated third-party developers. AIG does not normally consolidate an operating partnership if the general partner is an unaffiliated person. Through approximately 1,200 partnerships, SAAHP has invested in developments with approximately 157,000 apartment units nationwide, and has
160        AIG 2007 Form 10-K

American International Group, Inc. and Subsidiaries

7. Variable Interest Entities
Continued
syndicated over $7 billion in partnership equity since 1991 to other investors who will receive, among other benefits, tax credits under certain sections of the Internal Revenue Code. AIG Retirement Services, Inc. functions as the general partner in certain investment partnerships and acts both as a credit enhancer in certain transactions, through differing structures with respect to funding development costs for the operating partnerships, and as guarantor that investors will receive the tax benefits projected at the time of syndication. AIG Retirement Services, Inc. consolidates these investment partnerships as a result of the guarantee provided to the investors. As part of their incentive compensation, certain key SAAHP employees have been awarded residual cash flow interests in the partnerships, subject to certain vesting requirements. The operating income of SAAHP is reported, along with other SunAmerica partnership income, as a component of AIG’s Asset Management segment.
Insurance Investments
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
In addition to changes in a VIE’s governing documentation or capitalization structure, AIG reconsiders its position as to whether it is the primary beneficiary as the result of investments in these VIEs when AIG purchases or sells VIE issued debt and equity interests to other unrelated parties.
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
    AIGFP invests in preferred securities issued by VIEs. Additionally, AIGFP establishes VIEs that issue preferred interests to third parties and uses the proceeds to provide financing to AIGFP subsidiaries. In certain instances, AIGFP consolidates these VIEs. Consistent with FIN 46R requirements, AIGFP reviews any changes in its holdings of a VIEs preferred stock investment as part of its reconsideration review to determine a VIE’s primary beneficiary. In addition, AIG reviews all changes in such VIEs’ governing documentation or capitalization structures as part of the determination of whether there is a change in the VIEs’ primary beneficiaries.
    AIGFP is the primary beneficiary of an asset-backed commercial paper conduit with which it entered into several total return swaps covering all the conduit’s assets that absorb the majority of the expected losses of the entity. The assets of the conduit serve as collateral for the conduit’s obligations. AIGFP is also the primary beneficiary of several structured financing transactions in which AIGFP holds the first loss position either by investing in the equity of the VIE or implicitly through a lending or derivative arrangement. These VIEs are subject to the reconsideration event reviews noted above.
    In certain instances, AIGFP enters into liquidity facilities with various SPEs when AIGFP provides liquidity to the SPE in the form of a guarantee, derivative, or a letter of credit and does not consolidate the VIE. AIGFP also executes various swap and option transactions with VIEs. Such contractual arrangements are done in the ordinary course of business. Typically, interest rate derivatives such as interest rate swaps and options executed with VIEs are not deemed to be variable interests or significant variable interests because the underlying is an observable market interest rate and AIGFP as the derivative counterparty to the VIE is senior to the debt and equity holders.
    In 2007, AIGFP sponsored its only structured investment vehicle (SIV) which invests in variable rate, investment-grade debt securities. The SIV is a VIE because is does not have sufficient equity to operate without subordinated capital notes which serve as equity though they are legally debt instruments. The capital notes absorb losses prior to the senior debt. Based on the sale of more than 88 percent of its capital notes to unrelated third-party investors and the continued holding by those investors of their capital notes, AIGFP is not the primary beneficiary of the SIV. AIGFP reviews its primary beneficiary position when the governing document or capital structure changes or the amount of senior or capital note holdings change. Based on a change in the governing documents under which AIGFP committed to provide short-term funding to the SIV, as necessary, a quantitative analysis performed under FIN 46R as of December 31, 2007 showed that AIGFP is not the primary beneficiary. This outcome is a result of the high credit quality of the assets and the fact that 85 percent of credit losses, if any, would be shared by other capital note holders. At December 31, 2007 assets of this unconsolidated SIV totaled $2.4 billion. AIGFP’s invested assets at December 31, 2007 included $1.7 billion of securities purchased under agreements to resell and commercial paper and medium-term and capital notes issued by this entity.
    AIGFP has entered into transactions with VIEs that are used, in part, to provide tax planning strategies to investors and/or AIGFP through an enhanced yield investment security. These structures typically provide financing to AIGFP and/or the investor at enhanced rates. AIGFP may be either the primary beneficiary of and consolidate the VIE, or may be a significant variable interest holder in the VIE.
AIG 2007 Form 10-K         161

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
AIGFP
AIGFP, in the ordinary course of operations and as principal, structures and enters into derivative transactions to meet the needs of counterparties who may be seeking to hedge certain aspects of such counterparties’ operations or obtain a desired financial exposure. In most cases AIGFP does not hedge its exposures related to the credit default swaps it has written. AIGFP also enters into derivative transactions to mitigate risk in its exposures (interest rates, currencies, commodities, credit and equities) arising from such transactions. Such instruments are carried at market or fair value, whichever is appropriate, and are reflected on the balance sheet in “Unrealized gain on swaps, options and forward transactions” and “Unrealized loss on swaps, options and forward contracts.”
    Beginning in 2007, AIGFP designated certain interest rate swaps as fair value hedges of the benchmark interest rate risk on certain of its interest bearing financial assets and liabilities. In these hedging relationships, AIG is hedging its fixed rate available for sale securities and fixed rate borrowings. AIGFP also designated foreign currency forward contracts as fair value hedges for changes in spot foreign exchange rates of the non-U.S. dollar denominated available for sale debt securities. Under these strategies, all or portions of individual or multiple derivatives may be designated against a single hedged item.
    At inception of each hedging relationship, AIGFP performs and documents its prospective assessments of hedge effectiveness to demonstrate that the hedge is expected to be highly effective. For hedges of interest rate risk, AIGFP uses regression to demonstrate the hedge is highly effective, while it uses the periodic dollar offset method for its foreign currency hedges. AIGFP uses the periodic dollar offset method to assess whether its hedging relationships were highly effective on a retrospective basis. The prospective and retrospective assessments are updated on a daily basis. The passage of time component of the hedging instruments and the forward points on foreign currency hedges are excluded from the assessment of hedge effectiveness and measurement of hedge ineffectiveness. AIGFP does not utilize the shortcut, matched terms or equivalent methods to assess hedge effectiveness.
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
    For the year ended December 31, 2007, AIGFP recognized net losses of $0.7 million in earnings, representing hedge ineffectiveness, and also recognized net losses of $456 million related to the portion of the hedging instruments excluded from the assessment of hedge effectiveness.
    AIGFP’s derivative transactions involving interest rate swap transactions generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying notional amounts. AIGFP typically becomes a principal in the exchange of interest payments between the parties and, therefore, is exposed to counterparty credit risk and may be exposed to loss, if counterparties default. Currency, commodity, and equity swaps are similar to interest rate swaps, but involve the exchange of specific currencies or cashflows based on the underlying commodity, equity securities or indices. Also, they may involve the exchange of notional amounts at the beginning and end of the transaction. Swaptions are options where the holder has the right but not the obligation to enter into a swap transaction or cancel an existing swap transaction. At December 31, 2007, the aggregate notional amount of AIGFP’s outstanding swap transactions approximated $2,133 billion, primarily related to interest rate swaps of approximately $1,167 billion.
    AIGFP follows a policy of minimizing interest rate, currency, commodity, and equity risks associated with securities available for sale by entering into internal offsetting positions, on a security by security basis within its derivatives portfolio, thereby offsetting a significant portion of the unrealized appreciation and depreciation. In addition, to reduce its credit risk, AIGFP has entered into credit derivative transactions with respect to $82 million of securities available for sale to economically hedge its credit risk. As previously discussed, these economic offsets did not meet the hedge accounting requirements of FAS 133 and, therefore, are recorded in Other income in the Consolidated Statement of Income.
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
162        AIG 2007 Form 10-K

American International Group, Inc. and Subsidiaries

8. Derivatives and Hedge Accounting
Continued
The following table presents the notional amounts by remaining maturity of Capital Markets’ interest rate, credit default and currency swaps and swaptions derivatives portfolio at December 31, 2007 and 2006:

	Remaining Life of Notional Amount*

	One	Two Through	Six Through	After Ten	Total	Total
(in millions)	Year	Five Years	Ten Years	Years	2007	2006

Interest rate swaps	$441,801	$554,917	$156,634	$14,112	$1,167,464	$1,058,279
Credit default swaps	184,924	286,069	85,792	5,028	561,813	483,648
Currency swaps	38,384	135,187	41,675	9,029	224,275	218,091
Swaptions, equity and commodity swaps	57,709	62,849	35,270	23,139	178,967	180,040

Total	$722,818	$1,039,022	$319,371	$51,308	$2,132,519	$1,940,058

*	Notional amount is not representative of either market risk or credit risk and is not recorded in the consolidated balance sheet.
    Futures and forward contracts are contracts that obligate the holder to sell or purchase foreign currencies, commodities or financial indices in which the seller/purchaser agrees to make/take delivery at a specified future date of a specified instrument, at a specified price or yield. Options are contracts that allow the holder of the option to purchase or sell the underlying commodity, currency or index at a specified price and within, or at, a specified period of time. As a writer of options, AIGFP generally receives an option premium and then manages the risk of any unfavorable change in the value of the underlying commodity, currency or index by entering into offsetting transactions with third-party market participants. Risks arise as a result of movements in current market prices from contracted prices, and the potential inability of the counterparties to meet their obligations under the contracts.
The following table presents Capital Markets futures, forward and option contracts portfolio by maturity and type of derivative at December 31, 2007 and 2006:

	Remaining Life

	One	Two Through	Six Through	After Ten	Total	Total
(in millions)	Year	Five Years	Ten Years	Years	2007	2006

Exchange traded futures and options contracts contractual amount	$27,588	$1,359	$—	$—	$28,947	$27,271
Over the counter forward contracts contractual amount	485,332	5,864	1,850	—	493,046	492,913

Total	$512,920	$7,223	$1,850	$—	$521,993	$520,184

AIGFP Credit Default Swaps
AIGFP enters into credit derivative transactions in the ordinary course of its business. The majority of AIGFP’s credit derivatives require AIGFP to provide credit protection on a designated portfolio of loans or debt securities. AIGFP provides such credit protection on a “second loss” basis, under which AIGFP’s payment obligations arise only after credit losses in the designated portfolio exceed a specified threshold amount or level of “first losses.” The threshold amount of credit losses that must be realized before AIGFP has any payment obligation is negotiated by AIGFP for each transaction to provide that the likelihood of any payment obligation by AIGFP under each transaction is remote. The underwriting process for these derivatives included assumptions of severely stressed recessionary market scenarios to minimize the likelihood of realized losses under these obligations.
    In certain cases, the credit risk associated with a designated portfolio is tranched into different layers of risk, which are then analyzed and rated by the credit rating agencies. Typically, there will be an equity layer covering the first credit losses in respect of the portfolio up to a specified percentage of the total portfolio, and then successive layers ranging from generally a BBB-rated layer to one or more AAA-rated layers. In transactions that are rated with respect to the risk layer or tranche that is immediately junior to the threshold level above which AIGFP’s payment obligation would generally arise, a significant majority are rated AAA by the rating agencies. In transactions that are not rated, AIGFP applies the same risk criteria for setting the threshold level for its payment obligations. Therefore, the risk layer assumed by AIGFP with respect to the designated portfolio in these transactions is often called the “super senior” risk layer, defined as the layer of credit risk senior to a risk layer that has been rated AAA by the credit rating agencies, or if the transaction is not rated, equivalent thereto.
AIG 2007 Form 10-K         163

American International Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements Continued

8. Derivatives and Hedge Accounting
Continued
    At December 31, 2007 and 2006, the notional amounts and unrealized market valuation loss of the super senior credit default swap portfolio by asset classes were as follows:

	Notional	Unrealized Market
	Amount	Valuation Loss
	(in billions)	(in millions)

Corporate loans(a)	$230	$—
Prime residential mortgages(a)	149	—
Corporate Debt/CLOs	70	226
Multi-sector CDO(b)	78	11,246

Total	$527	$11,472

(a)	Predominantly represent transactions written to facilitate regulatory capital relief.
(b)	Approximately $61.4 billion, in notional amount, of the multi-sector CDO pools includes some exposure to U.S. subprime mortgages.
    Approximately $379 billion of the $527 billion in notional exposure of AIGFP’s super senior credit default swap portfolio as of December 31, 2007 represents derivatives written for financial institutions, principally in Europe, for the purpose of providing them with regulatory capital relief rather than risk mitigation. In exchange for a minimum guaranteed fee, the counterparties receive credit protection in respect of portfolios of various debt securities or loans they own, thus improving their regulatory capital position. These derivatives are generally expected to terminate at no additional cost to the counterparty upon the counterparty’s adoption of models compliant with the Basel II Accord. AIG expects that the majority of these transactions will terminate within the next 12 to 18 months. As of February 26, 2008, approximately $54 billion in notional exposures have either been terminated or are in the process of being terminated. AIGFP was not required to make any payments as part of these terminations and in certain cases was paid a fee upon termination. In light of this experience to date and after other comprehensive analyses, AIG did not recognize an unrealized market valuation adjustment for this regulatory capital relief portfolio for the year ended December 31, 2007. AIG will continue to assess the valuation of this portfolio and monitor developments in the marketplace. There can be no assurance that AIG will not recognize unrealized market valuation losses from this portfolio in future periods. In addition to writing credit protection on the super senior risk layer on designated portfolios of loans or debt securities, AIGFP also wrote protection on tranches below the super senior risk layer. At December 31, 2007 the notional amount of the credit default swaps in the regulatory capital relief portfolio written on tranches below the super senior risk layer was $5.8 billion, with an estimated fair value of $(25) million.
    AIGFP has also written credit protection on the super senior risk layer of diversified portfolios of investment grade corporate debt, collateralized loan obligations (CLOs) and multi-sector CDOs. AIGFP is at risk only on the super senior portion related to a diversified portfolio of credits referenced to loans or debt securities. The super senior risk portion is the last tranche to suffer losses after significant subordination. Credit losses would have to erode all tranches junior to the super senior tranche before AIGFP would suffer any realized losses. The subordination level required for each transaction is determined based on internal modeling and analysis of the pool of underlying assets and is not dependent on ratings determined by the rating agencies. While the credit default swaps written on corporate debt obligations are cash settled, the majority of the credit default swaps written on CDOs and CLOs require physical settlement. Under a physical settlement arrangement, AIGFP would be required to purchase the referenced super senior note obligation at par in the event of a non-payment on that security.
    Certain of these credit derivatives are subject to collateral posting provisions. These provisions differ among counterparties and asset classes. In the case of most of the multi-sector CDO transactions, the amount of collateral required is determined based on the change in value of the underlying cash security that represents the super senior risk layer subject to credit protection, and not the change in value of the super senior credit derivative.
    AIGFP is indirectly exposed to U.S. residential mortgage subprime collateral in the CDO portfolios, the majority of which is from 2004 and 2005 vintages. However, certain of the CDOs on which AIGFP provided credit protection permit the collateral manager to substitute collateral during the reinvestment period, subject to certain restrictions. As a result, in certain transactions, U.S. residential mortgage subprime collateral of 2006 and 2007 vintages has been added to the collateral pools. At December 31, 2007, U.S. residential mortgage subprime collateral of 2006 and 2007 vintages comprised approximately 4.9 percent of the total collateral pools underlying the entire portfolio of CDOs with credit protection.
    AIGFP has written maturity-shortening puts that allow the holders of the securities issued by certain multi-sector CDOs to treat the securities as eligible short-term 2a-7 investments under the Investment Company Act of 1940 (2a-7 Puts). Holders of securities are permitted, in certain circumstances, to tender their securities to the issuers at par. If an issuer’s remarketing agent is unable to resell the securities so tendered, AIGFP must purchase the securities at par as long as the securities have not experienced a default. During 2007, AIGFP repurchased securities with a principal amount of approximately $754 million pursuant to these obligations. In certain transactions, AIGFP has contracted with third parties to provide liquidity for the notes if they are put to AIGFP for up to a three-year period. Such liquidity facilities totaled approximately $3 billion at December 31, 2007. As of February 26, 2008, AIGFP has not utilized these liquidity facilities. At December 31, 2007, AIGFP had approximately $6.5 billion of notional exposure on 2a-7 Puts, included as part of the multi-sector CDO portfolio discussed herein.
As of January 31, 2008, a significant majority of AIGFP’s super senior exposures continued to have tranches below AIGFP’s attachment point that have been explicitly rated AAA or, in AIGFP’s judgment, would have been rated AAA had they been rated. AIGFP’s portfolio of credit default swaps undergoes regular
164        AIG 2007 Form 10-K

American International Group, Inc. and Subsidiaries

8. Derivatives and Hedge Accounting
Continued
monitoring, modeling and analysis and contains protection through collateral subordination.
    AIGFP accounts for its credit default swaps in accordance with FAS 133 “Accounting For Derivative Instruments and Hedging Activities” and Emerging Issues Task Force 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities” (EITF 02-3). In accordance with EITF 02-3, AIGFP does not recognize income in earnings at the inception of each transaction because the inputs to value these instruments are not derivable from observable market data.
    The valuation of the super senior credit derivatives has become increasingly challenging given the limitation on the availability of market observable information due to the lack of trading and price transparency in the structured finance market, particularly in the fourth quarter of 2007. These market conditions have increased the reliance on management estimates and judgments in arriving at an estimate of fair value for financial reporting purposes. Further, disparities in the valuation methodologies employed by market participants and the varying judgments reached by such participants when assessing volatile markets has increased the likelihood that the various parties to these instruments may arrive at significantly different estimates as to their fair values.
    AIGFP’s valuation methodologies for the super senior credit default swap portfolio have evolved in response to the deteriorating market conditions and the lack of sufficient market observable information. AIG has sought to calibrate the model to market information and to review the assumptions of the model on a regular basis.
    AIGFP employs a modified version of the BET model to value its super senior credit default swap portfolio, including the 2a-7 Puts. The BET model utilizes default probabilities derived from credit spreads implied from market prices for the individual securities included in the underlying collateral pools securing the CDOs. AIGFP obtained prices on these securities from the CDO collateral managers.
    The BET model also utilizes diversity scores, weighted average lives, recovery rates and discount rates. The determination of some of these inputs require the use of judgment and estimates, particularly in the absence of market observable data. AIGFP also employed a Monte Carlo simulation to assist in quantifying the effect on valuation of the CDO of the unique features of the CDO’s structure such as triggers that divert cash flows to the most senior level of the capital structure.
    The credit default swaps written by AIGFP cover only the failure of payment on the super senior CDO security. AIGFP does not own the securities in the CDO collateral pool. The credit spreads implied from the market prices of the securities in the CDO collateral pool incorporate the risk of default (credit risk), the market’s price for liquidity risk and in distressed markets, the risk aversion costs. Spreads on credit derivatives tend to be narrower because, unlike in the case of investing in a bond, there is no need to fund the position (except when an actual credit event occurs). In times of illiquidity, the difference between spreads on cash securities and derivative instruments (the “negative basis”) may be even wider for high quality assets. AIGFP was unable to reliably verify this negative basis due to the accelerating severe dislocation, illiquidity and lack of trading in the asset backed securities market during the fourth quarter of 2007 and early 2008. The valuations produced by the BET model therefore represent the valuations of the underlying super senior CDO cash securities with no recognition of the effect of the basis differential on that valuation.
    AIGFP also considered the valuation of the super senior CDO securities provided by third parties, including counterparties to these transactions, and made adjustments as necessary.
    As described above, AIGFP uses numerous assumptions in determining its best estimate of the fair value of the super senior credit default swap portfolio. The most significant assumption utilized in developing the estimate is the pricing of the securities within the CDO collateral pools. If the actual pricing of the securities within the collateral pools differs from the pricing used in estimating the fair value of the super senior credit default swap portfolio, there is potential for significant variation in the fair value estimate.
    In the case of credit default swaps written on investment grade corporate debt and CLOs, AIGFP estimated the value of its obligations by reference to the relevant market indices or third party quotes on the underlying super senior tranches where available.
    AIGFP monitors the underlying portfolios to determine whether the credit loss experience for any particular portfolio has caused the likelihood of AIGFP having a payment obligation under the transaction to be greater than super senior risk.
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
AIG 2007 Form 10-K         165

American International Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements Continued

8. Derivatives and Hedge Accounting
Continued
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
    AIG assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. Regression analysis is employed to assess the effectiveness of these hedges both on a prospective and retrospective basis. AIG does not utilize the shortcut, matched terms or equivalent methods to assess hedge effectiveness.
    The change in fair value of derivatives designated and effective as fair value hedges along with the gain or loss on the hedged item are recorded in current period earnings. Upon discontinuation of hedge accounting, the cumulative adjustment to the carrying value of the hedged item resulting from changes in the benchmark interest rate or exchange rate is amortized into income using the effective yield method over the remaining life of the hedged item. Amounts excluded from the assessment of hedge effectiveness are recognized in current period earnings. During the year ended December 31, 2007, AIG recognized a loss of $1 million in earnings related to the ineffective portion of the hedging instruments. During the year ended December 31, 2007, AIG also recognized gains of $3 million related to the change in the hedging instruments forward points excluded from the assessment of hedge effectiveness.
    The effective portion of the change in fair value of a derivative qualifying as a cash flow hedge is recorded in Accumulated other comprehensive income (loss), until earnings are affected by the variability of cash flows in the hedged item. The ineffective portion of these hedges is recorded in net realized capital gains (losses). During the year ended December 31, 2007, AIG recognized gains of $1 million in earnings representing hedge ineffectiveness. At December 31, 2007, $36 million of the deferred net loss in Accumulated other comprehensive income is expected to be recognized in earnings during the next 12 months. All components of the derivatives’ gains and losses were included in the assessment of hedge effectiveness. There were no instances of the discontinuation of hedge accounting in 2007.
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
9. Reserve for Losses and Loss Expenses and Future Life Policy Benefits and Policyholders’ Contract Deposits
The following analysis provides a reconciliation of the activity in the reserve for losses and loss expenses:

Years Ended December 31,
(in millions)	2007	2006	2005

At beginning of year:
Reserve for losses and loss expenses	$79,999	$77,169	$61,878
Reinsurance recoverable	(17,369)	(19,693)	(14,624)

Total	62,630	57,476	47,254

Foreign exchange effect	955	741	(628)
Acquisitions(a)	317	55	—

Losses and loss expenses incurred:
Current year	30,261	27,805	28,426
Prior years, other than accretion of discount	(656)	(53)	4,680 (b)
Prior years, accretion of discount	327	300	(15)

Total	29,932	28,052	33,091

Losses and loss expenses paid:
Current year	9,684	8,368	7,331
Prior years	14,862	15,326	14,910

Total	24,546	23,694	22,241

At end of year:
Net reserve for losses and loss expenses	69,288	62,630	57,476
Reinsurance recoverable	16,212	17,369	19,693

Total	$85,500	$79,999	$77,169

(a)	Reflects the opening balance with respect to the acquisition of WüBa and the Central Insurance Co., Ltd. in 2007 and 2006, respectively.

(b)	Includes a fourth quarter charge of $1.8 billion resulting from the annual review of General Insurance loss and loss adjustment reserves.
166        AIG 2007 Form 10-K

American International Group, Inc. and Subsidiaries

9. Reserve for Losses and Loss Expenses and Future Life Policy Benefits and Policyholders’ Contract Deposits
Continued
The analysis of the future policy benefits and policyholders’ contract deposits liabilities follows:

At December 31,
(in millions)	2007	2006

Future policy benefits:
Long duration contracts	$135,202	$120,138
Short duration contracts	866	866

Total	$136,068	$121,004

Policyholders’ contract deposits:
Annuities	$140,444	$141,826
Guaranteed investment contracts	25,321	33,054
Universal life products	27,114	22,497
Variable products	46,407	34,821
Corporate life products	2,124	2,083
Other investment contracts	17,049	13,983

Total	$258,459	$248,264

    Long duration contract liabilities included in future policy benefits, as presented in the preceding table, result primarily from life products. Short duration contract liabilities are primarily accident and health products. The liability for future life policy benefits has been established based upon the following assumptions:

•	Interest rates (exclusive of immediate/terminal funding annuities), which vary by territory, year of issuance and products, range from 1.0 percent to 12.5 percent within the first 20 years. Interest rates on immediate/terminal funding annuities are at a maximum of 11.5 percent and grade to not greater than 6.0 percent.
•	Mortality and surrender rates are based upon actual experience by geographical area modified to allow for variations in policy form. The weighted average lapse rate, including surrenders, for individual and group life approximated 5.7 percent.
•	The portions of current and prior net income and of current unrealized appreciation of investments that can inure to the benefit of AIG are restricted in some cases by the insurance contracts and by the local insurance regulations of the jurisdictions in which the policies are in force.
•	Participating life business represented approximately 12 percent of the gross insurance in force at December 31, 2007 and 25 percent of gross premiums and other considerations in 2007. The amount of annual dividends to be paid is determined locally by the boards of directors. Provisions for future dividend payments are computed by jurisdiction, reflecting local regulations.
    The liability for policyholders’ contract deposits has been established based on the following assumptions:

•	Interest rates credited on deferred annuities, which vary by territory and year of issuance, range from 1.4 percent to, including bonuses, 13.0 percent. Less than 1.0 percent of the liabilities are credited at a rate greater than 9.0 percent. Current declared interest rates are generally guaranteed to remain in effect for a period of one year though some are guaranteed for longer periods. Withdrawal charges generally range from zero percent to 20.0 percent grading to zero over a period of zero to 19 years.
•	Domestically, guaranteed investment contracts (GICs) have market value withdrawal provisions for any funds withdrawn other than benefit responsive payments. Interest rates credited generally range from 2.8 percent to 9.0 percent. The vast majority of these GICs mature within five years.
•	Interest rates on corporate life insurance products are guaranteed at 4.0 percent and the weighted average rate credited in 2007 was 5.2 percent.
•	The universal life funds have credited interest rates of 1.0 percent to 7.0 percent and guarantees ranging from 1.0 percent to 5.5 percent depending on the year of issue. Additionally, universal life funds are subject to surrender charges that amount to 12.0 percent of the aggregate fund balance grading to zero over a period not longer than 20 years.
•	For variable products and investment contracts, policy values are expressed in terms of investment units. Each unit is linked to an asset portfolio. The value of a unit increases or decreases based on the value of the linked asset portfolio. The current liability at any time is the sum of the current unit value of all investment units plus any liability for guaranteed minimum death or withdrawal benefits.
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
10. Variable Life and Annuity Contracts
AIG follows American Institute of Certified Public Accountants Statement of Position 03-1 (SOP 03-1), which requires recognition of a liability for guaranteed minimum death benefits and other living benefits related to variable annuity and variable life contracts as well as certain disclosures for these products.
    AIG reports variable contracts through separate and variable accounts when investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contract holder (traditional variable annuities), and the separate account qualifies for separate account treatment under SOP 03-1. In some foreign jurisdictions, separate accounts are not legally insulated from general account creditors and therefore do not qualify for separate account treatment under SOP 03-1. In such cases, the variable contracts are reported as general account contracts even though the policyholder bears the risks associated with the performance of the assets. AIG also reports variable
AIG 2007 Form 10-K         167

American International Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements Continued

10. Variable Life and Annuity Contracts
Continued
annuity and life contracts through separate and variable accounts, or general accounts when not qualified for separate account reporting, when AIG contractually guarantees to the contract holder (variable contracts with guarantees) either (a) total deposits made to the contract less any partial withdrawals plus a minimum return (and in minor instances, no minimum returns) (Net Deposits Plus a Minimum Return) or (b) the highest contract value attained, typically on any anniversary date minus any subsequent withdrawals following the contract anniversary (Highest Contract Value Attained). These guarantees include benefits that are payable in the event of death, annuitization, or, in other instances, at specified dates during the accumulation period. Such benefits are referred to as guaranteed minimum death benefits (GMDB), guaranteed minimum income benefits (GMIB), guaranteed minimum withdrawal benefits (GMWB) and guaranteed minimum account value benefits (GMAV). For AIG, GMDB is by far the most widely offered benefit.
    The assets supporting the variable portion of both traditional variable annuities and variable contracts with guarantees are carried at fair value and reported as Separate and variable account assets with an equivalent summary total reported as Separate and variable account liabilities when the separate account qualifies for separate account treatment under SOP 03-1. Assets for separate accounts that do not qualify for separate account treatment are reported as trading account assets, and liabilities are included in the respective policyholder liability account of the general account. Amounts assessed against the contract holders for mortality, administrative, and other services are included in revenue and changes in liabilities for minimum guarantees are included in incurred policy losses and benefits in the consolidated statement of income. Separate and variable account net investment income, net investment gains and losses, and the related liability changes are offset within the same line item in the consolidated statement of income for those accounts that qualify for separate account treatment under SOP 03-1. Net investment income and gains and losses on trading accounts for contracts that do not qualify for separate account treatment under SOP 03-1 are reported in net investment income and are principally offset by amounts reported in incurred policy losses and benefits.
The vast majority of AIG’s exposure on guarantees made to variable contract holders arises from GMDB. Details concerning AIG’s GMDB exposures at December 31, 2007 and 2006 are as follows:

	Net Deposits
	Plus a Minimum	Highest Contract
(dollars in billions)	Return	Value Attained

2007
Account value(a)	$66	$17
Amount at risk(b)	5	1
Average attained age of contract holders by product	38-69 years	55-72 years

Range of guaranteed minimum return rates	3-10%

2006
Account value(a)	$64	$15
Amount at risk(b)	6	1
Average attained age of contract holders by product	38-70 years	56-71 years

Range of guaranteed minimum return rates	0-10%

(a)	Included in Policyholders’ contract deposits in the consolidated balance sheet.

(b)	Represents the amount of death benefit currently in excess of Account value.
The following summarizes GMDB liabilities for guarantees on variable contracts reflected in the general account.

(in millions)	2007	2006

Balance at January 1	$406	$442
Reserve increase	111	35
Benefits paid	(54)	(71)

Balance at December 31	$463	$406

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
    The following assumptions and methodology were used to determine the GMDB liability at December 31, 2007:

•	Data used was up to 1,000 stochastically generated investment performance scenarios.
•	Mean investment performance assumptions ranged from three percent to approximately ten percent depending on the block of business.
•	Volatility assumptions ranged from eight percent to 23 percent depending on the block of business.
•	Mortality was assumed at between 50 percent and 102 percent of various life and annuity mortality tables.
•	For domestic contracts, lapse rates vary by contract type and duration and ranged from zero percent to 40 percent. For
168        AIG 2007 Form 10-K

American International Group, Inc. and Subsidiaries

10. Variable Life and Annuity Contracts
Continued

Japan, lapse rates ranged from zero percent to 20 percent depending on the type of contract.
•	For domestic contracts, the discount rate ranged from 3.25 percent to 11 percent. For Japan, the discount rate ranged from two percent to seven percent.
    In addition to GMDB, AIG’s contracts currently include to a lesser extent GMIB. The GMIB liability is determined each period end by estimating the expected value of the annuitization benefits in excess of the projected account balance at the date of annuitization and recognizing the excess ratably over the accumulation period based on total expected assessments. AIG periodically evaluates estimates used and adjusts the additional liability balance, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised.
    AIG contracts currently include a minimal amount of GMAV and GMWB. GMAV and GMWB are considered to be embedded derivatives and are recognized at fair value through earnings. AIG enters into derivative contracts to economically hedge a portion of the exposure that arises from GMAV and GMWB.
AIG 2007 Form 10-K         169

American International Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements Continued

11. Debt Outstanding
At December 31, 2007 and 2006, AIG’s total borrowings were as follows:

(in millions)	2007	2006

Total long-term borrowings	$162,935	$135,316
Commercial paper and extendible commercial notes	13,114	13,363

Total borrowings	$176,049	$148,679

Maturities of Long-term borrowings at December 31, 2007, excluding borrowings of consolidated investments, are as follows:

(in millions)	Total	2008	2009	2010	2011	2012	Thereafter

AIG:
Notes and bonds payable	$14,588	$1,591	$1,441	$1,349	$450	$27	$9,730
Junior subordinated debt	5,809	—	—	—	—	—	5,809
Loans and mortgages payable	729	627	—	—	—	—	102
MIP matched notes and bonds payable	14,267	200	1,218	2,309	3,188	2,039	5,313
Series AIGFP matched notes and bonds payable	874	65	77	32	25	56	619

Total AIG	36,267	2,483	2,736	3,690	3,663	2,122	21,573

AIGFP:
GIAs	19,908	6,370	1,831	1,127	581	660	9,339
Notes and bonds payable	36,676	23,670	4,522	431	403	3,885	3,765
Loans and mortgages payable	1,384	—	—	—	—	160	1,224
Hybrid financial instrument liabilities(a)	7,479	1,581	425	1,739	693	332	2,709

Total AIGFP	65,447	31,621	6,778	3,297	1,677	5,037	17,037

AIGLH notes and bonds payable	797	—	—	499	—	—	298

Liabilities connected to trust preferred stock	1,435	—	—	—	—	—	1,435

ILFC(b):
Notes and bonds payable	22,111	4,065	2,978	3,808	4,021	3,531	3,708
Junior subordinated debt	999	—	—	—	—	—	999
Export credit facility(c)	2,542	522	470	356	266	237	691
Bank financings	1,084	25	471	103	160	325	—

Total ILFC	26,736	4,612	3,919	4,267	4,447	4,093	5,398

AGF(b):
Notes and bonds payable	22,369	4,085	4,108	2,200	2,902	2,073	7,001
Junior subordinated debt	349	—	—	—	—	—	349

Total AGF	22,718	4,085	4,108	2,200	2,902	2,073	7,350

AIGCFG Loans and mortgages payable (b)	1,839	1,000	542	225	11	7	54
Other subsidiaries(b)	775	90	—	—	—	—	685

Total	$156,014	$43,891	$18,083	$14,178	$12,700	$13,332	$53,830

(a)	Represents structured notes issued by AIGFP that are accounted for at fair value.

(b)	AIG does not guarantee these borrowings.

(c)	Reflects future minimum payment for ILFC’s borrowing under Export Credit Facilities.
170        AIG 2007 Form 10-K

American International Group, Inc. and Subsidiaries

11. Debt Outstanding
Continued
(a) Commercial Paper:
At December 31, 2007, the commercial paper issued and outstanding was as follows:

		Unamortized		Weighted	Weighted
	Net	Discount		Average	Average
	Book	and Accrued	Face	Interest	Maturity
(dollars in millions)	Value	Interest	Amount	Rate	in Days

ILFC	$4,483	$16	$4,499	4.63%	28
AGF	3,607	10	3,617	4.85	25
AIG Funding	4,222	15	4,237	4.81	29
AIGCC — Taiwan(a)	151	—	151	2.81	42
AIGF — Thailand(a)	136	1	137	3.36	50

Total(b)	$12,599	$42	$12,641	—	—

(a)	Issued in local currencies at prevailing local interest rates.

(b)	Excludes $321 million of borrowings of consolidated investments and $194 million of extendible commercial notes.
    At December 31, 2007, AIG did not guarantee the commercial paper of any of its subsidiaries other than AIG Funding.
(b) AIG Borrowings:
(i) Notes and bonds issued by AIG: AIG maintains a medium-term note program under its shelf registration statement. At December 31, 2007, approximately $7.3 billion principal amount of senior notes were outstanding under the medium-term note program, of which $3.2 billion was used for AIG’s general corporate purposes, $873 million was used by AIGFP and $3.2 billion was used to fund the Matched Investment Program (MIP). The maturity dates of these notes range from 2008 to 2052. To the extent deemed appropriate, AIG may enter into swap transactions to manage its effective borrowing rates with respect to these notes.
    AIG also maintains a Euro medium-term note program under which an aggregate nominal amount of up to $20.0 billion of senior notes may be outstanding at any one time. At December 31, 2007, the equivalent of $12.7 billion of notes were outstanding under the program, of which $9.8 billion were used to fund the MIP and the remainder was used for AIG’s general corporate purposes. The aggregate amount outstanding includes a $1.1 billion loss resulting from foreign exchange translation into U.S. dollars, of which a $332 million loss relates to notes issued by AIG for general corporate purposes and a $726 million loss relates to notes issued to fund the MIP.
    During 2007, AIG issued in Rule 144A offerings an aggregate of $3.0 billion principal amount of senior notes, of which $650 million was used to fund the MIP and $2.3 billion was used for AIG’s general corporate purposes.
    AIG maintains a shelf registration statement in Japan, providing for the issuance of up to Japanese Yen 300 billion principal amount of senior notes, of which the equivalent of $450 million was outstanding at December 31, 2007, and was used for AIG’s general corporate purposes.
(ii) Junior subordinated debt: During 2007, AIG issued an aggregate of $5.6 billion of junior subordinated debentures in five series of securities. Substantially all of the proceeds from these sales, net of expenses, are being used to repurchase shares of AIG’s common stock. In connection with each series of junior subordinated debentures, AIG entered into a Replacement Capital Covenant (RCC) for the benefit of the holders of AIG’s 6.25 percent senior notes due 2036. The RCCs provide that AIG will not repay, redeem, or purchase the applicable series of junior subordinated debentures on or before a specified date, unless AIG has received qualifying proceeds from the sale of replacement capital securities.
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
    Funds received from GIA borrowings are invested in a diversified portfolio of securities and derivative transactions. At December 31, 2007, the fair value of securities pledged as collateral with respect to these obligations approximated $14.5 billion.
(ii) Notes and Bonds issued by AIGFP:
At December 31, 2007, AIGFP’s notes and bonds outstanding, the proceeds of which are invested in a diversified portfolio of securities and derivative transactions, were as follows:

Range of			U.S. Dollar
Maturities		Range of	Carrying
(dollars in millions)	Currency	Interest Rates	Value

2008 - 2054	U.S. dollar	0.26 - 9.00%	$29,490
2008 - 2049	Euro	1.25 - 6.53	8,819
2008 - 2012	United Kingdom pound	4.67 - 6.31	3,936
2008 - 2037	Japanese Yen	0.01 - 2.9	2,025
2008 - 2024	Swiss francs	0.25	512
2008	New Zealand dollar	8.35	386
2009 - 2017	Australian dollar	1.14 - 2.65	177
2008 - 2017	Other	4.39 - 4.95	194

Total			$45,539

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
AIG 2007 Form 10-K         171

American International Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements Continued

11. Debt Outstanding
Continued
would be required to be accounted for separately under FAS 133. Upon AIG’s early adoption of FAS 155, AIGFP elected the fair value option for these notes. The notes that are accounted for using the fair value option are reported separately under hybrid financial instrument liabilities at fair value.
(d) AIGLH Borrowings: At December 31, 2007, AIGLH notes aggregating $797 million were outstanding with maturity dates ranging from 2010 to 2029 at interest rates from 6.625 percent to 7.50 percent. AIG guarantees the notes and bonds of AIGLH.
(e) Liabilities Connected to Trust Preferred Stock: AIGLH issued Junior Subordinated Debentures (liabilities) to certain trusts established by AIGLH, which represent the sole assets of the trusts. The trusts have no independent operations. The trusts issued mandatory redeemable preferred stock to investors. The interest terms and payment dates of the liabilities correspond to those of the preferred stock. AIGLH’s obligations with respect to the liabilities and related agreements, when taken together, constitute a full and unconditional guarantee by AIGLH of payments due on the preferred securities. AIG guarantees the obligations of AIGLH with respect to these liabilities and related agreements. The liabilities are redeemable, under certain conditions, at the option of AIGLH on a proportionate basis.
    At December 31, 2007, the preferred stock outstanding consisted of $300 million liquidation value of 8.5 percent preferred stock issued by American General Capital II in June 2000, $500 million liquidation value of 8.125 percent preferred stock issued by American General Institutional Capital B in March 1997, and $500 million liquidation value of 7.57 percent preferred stock issued by American General Institutional Capital A in December 1996.
(f) ILFC Borrowings:
(i) Notes and Bonds issued by ILFC: At December 31, 2007, notes aggregating $23.1 billion were outstanding, consisting of $10.8 billion of term notes, $11.3 billion of medium-term notes with maturities ranging from 2008 to 2014 and interest rates ranging from 2.75 percent to 5.75 percent and $1.0 billion of junior subordinated debt as discussed below. Notes aggregating $5.3 billion are at floating interest rates and the remainder are at fixed rates. To the extent deemed appropriate, ILFC may enter into swap transactions to manage its effective borrowing rates with respect to these notes.
    As a well-known seasoned issuer, ILFC has filed an automatic shelf registration statement with the SEC allowing ILFC immediate access to the U.S. public debt markets. At December 31, 2007, $4.7 billion of debt securities had been issued under this registration statement and $5.9 billion had been issued under a prior registration statement. In addition, ILFC has a Euro medium term note program for $7.0 billion, under which $3.8 billion in notes were outstanding at December 31, 2007. Notes issued under the Euro medium-term note program are included in ILFC notes and bonds payable in the preceding table of borrowings. The cumulative foreign exchange adjustment loss for the foreign currency denominated debt was $969 million at December 31, 2007 and $733 million at December 31, 2006. ILFC has substantially eliminated the currency exposure arising from foreign currency denominated notes by economically hedging the portion of the note exposure not already offset by Euro-denominated operating lease payments.
(ii) Junior subordinated debt:
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
(iii) Export credit facility: ILFC had a $4.3 billion Export Credit Facility (ECA) for use in connection with the purchase of approximately 75 aircraft delivered through 2001. This facility was guaranteed by various European Export Credit Agencies. The interest rate varies from 5.75 percent to 5.90 percent on these amortizing ten-year borrowings depending on the delivery date of the aircraft. At December 31, 2007, ILFC had $664 million outstanding under this facility. The debt is collateralized by a pledge of the shares of a subsidiary of ILFC, which holds title to the aircraft financed under the facility.
    In May 2004, ILFC entered into a similarly structured ECA for up to a maximum of $2.6 billion for Airbus aircraft to be delivered through May 31, 2005. The facility was subsequently increased to $3.6 billion and extended to include aircraft to be delivered through May 31, 2008. The facility becomes available as the various European Export Credit Agencies provide their guarantees for aircraft based on a six-month forward-looking calendar, and the interest rate is determined through a bid process. At December 31, 2007, ILFC had $1.9 billion outstanding under this facility.
(iv) Bank Financings: From time to time, ILFC enters into various bank financings. At December 31, 2007, the total funded amount was $1.1 billion. The financings mature through 2012. AIG does not guarantee any of the debt obligations of ILFC.
(g) AGF Borrowings:
(i) Notes and bonds issued by AGF: At December 31, 2007, notes and bonds aggregating $22.4 billion were outstanding with maturity dates ranging from 2008 to 2031 at interest rates ranging from 1.94 percent to 8.45 percent. To the extent deemed appropriate, AGF may enter into swap transactions to manage its effective borrowing rates with respect to these notes.
    As a well-known seasoned issuer, AGF has filed an automatic shelf registration statement with the SEC allowing AGF immediate access to the U.S. public debt markets.
    AGF uses the proceeds from the issuance of notes and bonds for the funding of its finance receivables.
172        AIG 2007 Form 10-K

American International Group, Inc. and Subsidiaries

11. Debt Outstanding
Continued
(ii) Junior subordinated debt: In January 2007, AGF issued junior subordinated debentures in an aggregate principal amount of $350 million that mature in January 2067. The debentures underlie a series of trust preferred securities sold by a trust sponsored by AGF in a Rule 144A/ Regulation S offering. AGF can redeem the debentures at par beginning in January 2017.
    AIG does not guarantee any of the debt obligations of AGF.
(h) Other Notes, Bonds, Loans and Mortgages Payable at December 31, 2007, consisted of the following:

	Uncollateralized	Collateralized
	Notes/Bonds/Loans	Loans and
(in millions)	Payable	Mortgages Payable

AIGCFG	$1,839	$—
AIG	729	—
Other subsidiaries	600	175

Total	$3,168	$175

(i) Interest Expense for All Indebtedness: Total interest expense for all indebtedness, net of capitalized interest, aggregated $9.69 billion in 2007, $6.95 billion in 2006 and $5.7 billion in 2005. Capitalized interest was $37 million in 2007, $59 million in 2006 and $64 million in 2005. Cash distributions on the preferred shareholders’ equity in subsidiary companies of ILFC and liabilities connected to trust preferred stock of AIGLH subsidiaries are accounted for as interest expense in the consolidated statement of income. The cash distributions for ILFC were approximately $5 million for each of the years ended December 31, 2007, 2006 and 2005. The cash distributions for AIGLH subsidiaries were approximately $107 million, $107 million and $112 million for the years ended December 31, 2007, 2006 and 2005, respectively.
12. Commitments, Contingencies and Guarantees
In the normal course of business, various commitments and contingent liabilities are entered into by AIG and certain of its subsidiaries. In addition, AIG guarantees various obligations of certain subsidiaries.
(a) Litigation and Investigations
Litigation Arising from Operations. AIG and its subsidiaries, in common with the insurance and financial services industries in general, are subject to litigation, including claims for punitive damages, in the normal course of their business. In AIG’s insurance operations, litigation arising from claims settlement activities is generally considered in the establishment of AIG’s reserve for losses and loss expenses. However, the potential for increasing jury awards and settlements makes it difficult to assess the ultimate outcome of such litigation.
    Litigation Arising from Insurance Operations — Caremark. AIG and certain of its subsidiaries have been named defendants in two putative class actions in state court in Alabama that arise out of the 1999 settlement of class and derivative litigation involving Caremark Rx, Inc. (Caremark). The plaintiffs in the second-filed action have intervened in the first-filed action, and the second-filed action has been dismissed. An excess policy issued by a subsidiary of AIG with respect to the 1999 litigation was expressly stated to be without limit of liability. In the current actions, plaintiffs allege that the judge approving the 1999 settlement was misled as to the extent of available insurance coverage and would not have approved the settlement had he known of the existence and/or unlimited nature of the excess policy. They further allege that AIG, its subsidiaries, and Caremark are liable for fraud and suppression for misrepresenting and/or concealing the nature and extent of coverage. In addition, the intervenor-plaintiffs allege that various lawyers and law firms who represented parties in the underlying class and derivative litigation (the “Lawyer Defendants”) are also liable for fraud and suppression, misrepresentation, and breach of fiduciary duty. The complaints filed by the plaintiffs and the intervenor-plaintiffs request compensatory damages for the 1999 class in the amount of $3.2 billion, plus punitive damages. AIG and its subsidiaries deny the allegations of fraud and suppression and have asserted that information concerning the excess policy was publicly disclosed months prior to the approval of the settlement. AIG and its subsidiaries further assert that the current claims are barred by the statute of limitations and that plaintiffs’ assertions that the statute was tolled cannot stand against the public disclosure of the excess coverage. The plaintiffs and intervenor-plaintiffs, in turn, have asserted that the disclosure was insufficient to inform them of the nature of the coverage and did not start the running of the statute of limitations. On November 26, 2007, the trial court issued an order that dismissed the intervenors’ complaint against the Lawyer Defendants and entered a final judgment in favor of the Lawyer Defendants. The intervenors are appealing the dismissal of the Lawyer Defendants and have requested a stay of all trial court proceedings pending the appeal. If the motion to stay is granted, no further proceedings at the trial court level will occur until the appeal is resolved. If the motion to stay is denied, the next step will be to proceed with class discovery so that the trial court can determine, under standards mandated by the Alabama Supreme Court, whether the action should proceed as a class action. AIG cannot reasonably estimate either the likelihood of its prevailing in these actions or the potential damages in the event liability is determined.
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
AIG 2007 Form 10-K         173

American International Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements Continued

12. Commitments, Contingencies and Guarantees
Continued
Act. On November 28, 2006, the court issued an order certifying a class of providers and hospitals. In an unrelated action also arising under the Act, a Louisiana appellate court ruled that the district court lacked jurisdiction to adjudicate the claims at issue. In response, defendants in Gunderson filed an exception for lack of subject matter jurisdiction. On January 19, 2007, the court denied the motion, holding that it has jurisdiction over the putative class claims. The AIG subsidiary has appealed the class certification and jurisdictional rulings. While the appeal was pending, the AIG subsidiary settled the lawsuit. On January 25, 2008, plaintiffs and the AIG subsidiary agreed to resolve the lawsuit on a class-wide basis for approximately $29 million. The court has preliminarily approved the settlement and will hold a final approval hearing on May 29, 2008. In the event that the settlement is not finally approved, AIG believes that it has meritorious defenses to plaintiffs’ claims and expects that the ultimate resolution of this matter will not have a material adverse effect on AIG’s consolidated financial condition or results of operations for any period.
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
    As a result of these settlements, AIG made payments or placed amounts in escrow in 2006 totaling approximately $1.64 billion, $225 million of which represented fines and penalties. Amounts held in escrow totaling $347 million, including interest thereon, are included in other assets at December 31, 2007. At that date, approximately $330 million of the funds were escrowed for settlement of claims resulting from the underpayment by AIG of its residual market assessments for workers compensation. On May 24, 2007, The National Workers Compensation Reinsurance Pool, on behalf of its participant members, filed a lawsuit against AIG with respect to the underpayment of such assessments. On August 6, 2007, the court denied AIG’s motion seeking to dismiss or stay the complaint based on Colorado River abstention or forum non conveniens, or in the alternative, to transfer to the Southern District of New York. On December 26, 2007, the court denied AIG’s motion to dismiss the complaint. AIG filed its answer on January 22, 2008. On February 5, 2008, following agreement of the parties, the court entered an order staying all proceedings through March 3, 2008. In addition, a similar lawsuit filed by the Minnesota Workers Compensation Reinsurance Association and the Minnesota Workers Compensation Insurers Association is pending. On August 6, 2007, AIG moved to dismiss the complaint and that motion is sub judice. A purported class action was filed in South Carolina Federal Court on January 25, 2008 against AIG and certain of its subsidiaries, on behalf of a class of employers that obtained workers compensation insurance from AIG companies and allegedly paid inflated premiums as a result of AIG’s alleged underreporting of workers compensation premiums. AIG cannot currently estimate whether the amount ultimately required to settle these claims will exceed the funds escrowed or otherwise accrued for this purpose. AIG has settled litigation that was filed by the Minnesota Attorney General with respect to claims by the Minnesota Department of Revenue and the Minnesota Special Compensation Fund.
    The National Association of Insurance Commissioners has formed a Market Analysis Working Group directed by the State of Indiana, which has commenced its own investigation into the underreporting of workers compensation premium. In early 2008, AIG was informed that the Market Analysis Working Group had been disbanded in favor of a multi-state targeted market conduct exam focusing on worker’s compensation insurance.
    The remaining escrowed funds, which amounted to $17 million at December 31, 2007, are set aside for settlements for certain specified AIG policyholders. As of February 20, 2008, eligible policyholders entitled to receive approximately $359 million (or 95 percent) of the excess casualty fund had opted to receive settlement payments in exchange for releasing AIG and its subsidiaries from liability relating to certain insurance brokerage practices. Amounts remaining in the excess casualty fund may be used by AIG to settle claims from other policyholders relating to such practices through February 29, 2008 (originally set for January 31, 2008 and later extended), after which they will be distributed pro rata to participating policyholders.
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
174        AIG 2007 Form 10-K

American International Group, Inc. and Subsidiaries

12. Commitments, Contingencies and Guarantees
Continued
Securities Litigation. Subsequently, a separate, though similar, securities fraud action was also brought against AIG by certain Florida pension funds. The lead plaintiff in the class action is a group of public retirement systems and pension funds benefiting Ohio state employees, suing on behalf of themselves and all purchasers of AIG’s publicly traded securities between October 28, 1999 and April 1, 2005. The named defendants are AIG and a number of present and former AIG officers and directors, as well as Starr, SICO, General Reinsurance Corporation, and PricewaterhouseCoopers LLP (PwC), among others. The lead plaintiff alleges, among other things, that AIG: (1) concealed that it engaged in anti-competitive conduct through alleged payment of contingent commissions to brokers and participation in illegal bid-rigging; (2) concealed that it used “income smoothing” products and other techniques to inflate its earnings; (3) concealed that it marketed and sold “income smoothing” insurance products to other companies; and (4) misled investors about the scope of government investigations. In addition, the lead plaintiff alleges that AIG’s former Chief Executive Officer manipulated AIG’s stock price. The lead plaintiff asserts claims for violations of Sections 11 and 15 of the Securities Act of 1933, Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder, Section 20(a) of the Exchange Act, and Section 20A of the Exchange Act. In April 2006, the court denied the defendants’ motions to dismiss the second amended class action complaint and the Florida complaint. In December 2006, a third amended class action complaint was filed, which does not differ substantially from the prior complaint. Fact and class discovery is currently ongoing. On February 20, 2008, the lead plaintiff filed a motion for class certification.
    ERISA Action. Between November 30, 2004 and July 1, 2005, several Employee Retirement Income Security Act of 1974 (ERISA) actions were filed on behalf of purported class of participants and beneficiaries of three pension plans sponsored by AIG or its subsidiaries. A consolidated complaint filed on September 26, 2005 alleges a class period between September 30, 2000 and May 31, 2005 and names as defendants AIG, the members of AIG’s Retirement Board and the Administrative Boards of the plans at issue, and four present or former members of AIG’s Board of Directors. The factual allegations in the complaint are essentially identical to those in the securities actions described above. The parties have reached an agreement in principle to settle this matter for an amount within AIG’s insurance coverage limits.
    Securities Action — Oregon State Court. On February 27, 2008, The State of Oregon, by and through the Oregon State Treasurer, and the Oregon Public Employee Retirement Board, on behalf of the Oregon Public Employee Retirement Fund, filed a lawsuit against American International Group, Inc. for damages arising out of plaintiffs’ purchase of AIG common stock at prices that allegedly were inflated. Plaintiffs allege, among other things, that AIG: (1) made false and misleading statements concerning its accounting for a $500 million transaction with General Re; (2) concealed that it marketed and misrepresented its control over off-shore entities in order to improve financial results; (3) improperly accounted for underwriting losses as investment losses in connection with transactions involving CAPCO Reinsurance Company, Ltd. and Union Excess; (4) misled investors about the scope of government investigations; and (5) engaged in market manipulation through its then Chairman and CEO Maurice R. Greenburg. The complaint asserts claims for violations of Oregon Securities Law, and seeks compensatory damages in an amount in excess of $15 million, and prejudgment interest and costs and fees.
    Derivative Actions — Southern District of New York. On November 20, 2007, two purported shareholder derivative actions were filed in the Southern District of New York naming as defendants the current directors of AIG and certain senior officers of AIG and its subsidiaries. Plaintiffs assert claims for breach of fiduciary duty, waste of corporate assets and unjust enrichment, as well as violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act, among other things, in connection with AIG’s public disclosures regarding its exposure to what the lawsuits describe as the subprime market crisis. The actions were consolidated as In re American International Group, Inc. 2007 Derivative Litigation. On February 15, 2008, plaintiffs filed a consolidated amended complaint alleging the same causes of action. AIG may become subject to litigation with respect to these or similar issues.
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
AIG 2007 Form 10-K         175

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
    Derivative Actions — Delaware Chancery Court. From October 2004 to April 2005, AIG shareholders filed five derivative complaints in the Delaware Chancery Court. All of these derivative lawsuits were consolidated into a single action as In re American International Group, Inc. Consolidated Derivative Litigation. The amended consolidated complaint named 43 defendants (not including nominal defendant AIG) who, like the New York consolidated derivative litigation, were current and former officers and directors of AIG, as well as other entities and certain of their current and former employees and directors. The factual allegations, legal claims and relief sought in the Delaware action are similar to those alleged in the New York derivative actions, except that shareholder plaintiffs in the Delaware derivative action assert claims only under state law. Earlier in 2007, the Court approved an agreement that AIG be realigned as plaintiff, and, on June 13, 2007, acting on the direction of the special committee, AIG filed an amended complaint against former directors and officers Maurice R. Greenberg and Howard I. Smith, alleging breach of fiduciary duty and indemnification. Also on June 13, 2007, the special committee filed a motion to terminate the litigation as to certain defendants, while taking no action as to others. Defendants Greenberg and Smith filed answers to AIG’s complaint and brought third-party complaints against certain current and former AIG directors and officers, PwC and Regulatory Insurance Services, Inc. On September 28, 2007, AIG and the shareholder plaintiffs filed a combined amended complaint in which AIG continued to assert claims against defendants Greenberg and Smith and took no position as to the claims asserted by the shareholder plaintiffs in the remainder of the combined amended complaint. In that pleading, the shareholder plaintiffs are no longer pursuing claims against certain AIG officers and directors. In November 2007, the shareholder plaintiffs moved to sever their claims to a separate action. AIG joined the motion to the extent that, among other things, the claims against defendants Greenberg and Smith would remain in prosecution in the pending action. In addition, a number of parties, including AIG, filed motions to stay discovery. On February 12, 2008, the court granted AIG’s motion to stay discovery pending the resolution of claims against AIG in the New York consolidated securities action. The court also denied plaintiff’s motion to sever and directed the parties to coordinate a briefing schedule for the motions to dismiss.
    A separate derivative lawsuit was filed in the Delaware Chancery Court against twenty directors and executives of AIG as well as against AIG as a nominal defendant that alleges, among other things, that the directors of AIG breached the fiduciary duties of loyalty and care by approving the payment of commissions to Starr and of rental and service fees to SICO and the executives breached their duty of loyalty by causing AIG to enter into contracts with Starr and SICO and their fiduciary duties by usurping AIG’s corporate opportunity. The complaint further alleges that the Starr agencies did not provide any services that AIG was not capable of providing itself, and that the diversion of commissions to these entities was solely for the benefit of Starr’s owners. The complaint also alleged that the service fees and rental payments made to SICO and its subsidiaries were improper. Under the terms of a stipulation approved by the Court on February 16, 2006, the claims against the outside independent directors were dismissed with prejudice, while the claims against the other directors were dismissed without prejudice. On October 31, 2005, Defendants Greenberg, Matthews and Smith, SICO and Starr filed motions to dismiss the amended complaint. In an opinion dated June 21, 2006, the Court denied defendants’ motion to dismiss, except with respect to plaintiff’s challenge to payments made to Starr before January 1, 2000. On July 21, 2006, plaintiff filed its second amended complaint, which alleges that, between January 1, 2000 and May 31, 2005, individual defendants breached their duty of loyalty by causing AIG to enter into contracts with Starr and SICO and breached their fiduciary duties by usurping AIG’s corporate opportunity. Starr is charged with aiding and abetting breaches of fiduciary duty and unjust enrichment for its acceptance of the fees. SICO is no longer named as a defendant. On April 20, 2007, the individual defendants and Starr filed a motion seeking leave of the Court to assert a cross-claim against AIG and a third-party complaint against PwC and the directors previously dismissed from the action, as well as certain other AIG officers and employees. On June 13, 2007, the Court denied the individual defendants’ motion to file a third-party complaint, but granted the proposed cross-claim against AIG. On June 27, 2007, Starr filed its cross-claim against AIG, alleging one count that includes contribution, unjust enrichment and setoff. AIG has filed an answer and moved to dismiss Starr’s cross-claim to the extent it seeks affirmative relief, as opposed to a reduction in the judgment amount. On November 15, 2007, the court granted AIG’s motion to dismiss the cross-claim by Starr to the extent that it sought affirmative relief from AIG. On November 21, 2007, shareholder plaintiff submitted a motion for leave to file its Third Amended Complaint in order to add Thomas Tizzio as a defendant. On February 14, 2008, the court granted this motion and allowed Mr. Tizzio until April 2008 to take additional discovery. Document discovery and depositions are otherwise complete.
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
176        AIG 2007 Form 10-K

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
    Plaintiffs filed amended complaints in both In re Insurance Brokerage Antitrust Litigation (the Second Commercial Complaint) and In re Employee Benefit Insurance Brokerage Antitrust Litigation (the Second Employee Benefits Complaint) along with revised particularized statements in both actions on May 22, 2007. The allegations in the Second Commercial Complaint and the Second Employee Benefits Complaint are substantially similar to the allegations in the First Commercial Complaint and First Employee Benefits Complaint, respectively. The complaints also attempt to add several new parties and delete others; the Second Commercial Complaint adds two new plaintiffs and twenty seven new defendants (including three new AIG defendants), and the Second Employee Benefits Complaint adds eight new plaintiffs and nine new defendants (including two new AIG defendants). The defendants filed motions to dismiss the amended complaints and to strike the newly added parties. The Court granted (without leave to amend) defendants’ motions to dismiss the federal antitrust and RICO claims on August 31, 2007 and September 28, 2007, respectively. The Court declined to exercise supplemental jurisdiction over the state law claims in the Second Commercial Complaint and therefore dismissed it in its entirety. On January 14, 2008, the court granted defendants’ motion for summary judgment on the ERISA claims in the Second Employee Benefits Complaint and subsequently dismissed the remaining state law claims without prejudice, thereby dismissing the Second Employee Benefits Complaint in its entirety. On February 12, 2008, plaintiffs filed a notice of appeal to the United States Court of Appeals for the Third Circuit with respect to the dismissal of the Second Employee Benefits Complaint. Plaintiffs previously appealed the dismissal of the Second Commercial Complaint to the United
AIG 2007 Form 10-K         177

American International Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements Continued

12. Commitments, Contingencies and Guarantees
Continued
States Court of Appeals for the Third Circuit on October 10, 2007. Several similar actions that were consolidated before Chief Judge Brown are still pending in the District Court. Those actions are currently stayed pending a decision by the court on whether they will proceed during the appeal of the dismissal of the Second Commercial Complaint and the Second Employee Benefits Complaint.
    On August 24, 2007, the Ohio Attorney General filed a complaint in the Ohio Court of Common Pleas against AIG and a number of its subsidiaries, as well as several other broker and insurer defendants, asserting violation of Ohio’s antitrust laws. The complaint, which is similar to the Second Commercial Complaint, alleges that AIG and the other broker and insurer defendants conspired to allocate customers, divide markets, and restrain competition in commercial lines of casualty insurance sold through the broker defendant. The complaint seeks treble damages on behalf of Ohio public purchasers of commercial casualty insurance, disgorgement on behalf of both public and private purchasers of commercial casualty insurance, as well as a $500 per day penalty for each day of conspiratorial conduct. AIG, along with other co-defendants, moved to dismiss the complaint on November 16, 2007. Discovery is stayed in the case pending a ruling on the motion to dismiss or until May 15, 2008, whichever occurs first.
    SICO. In July, 2005, SICO filed a complaint against AIG in the Southern District of New York, claiming that AIG had refused to provide SICO access to certain artwork and asked the court to order AIG immediately to release the property to SICO. AIG filed an answer denying SICO’s allegations and setting forth defenses to SICO’s claims. In addition, AIG filed counterclaims asserting breach of contract, unjust enrichment, conversion, breach of fiduciary duty, a constructive trust and declaratory judgment, relating to SICO’s breach of its commitment to use its AIG shares only for the benefit of AIG and AIG employees. Fact and expert discovery has been concluded and SICO’s motion for summary judgment is pending.
    Regulatory Investigations. Regulators from several states have commenced investigations into insurance brokerage practices related to contingent commissions and other industry wide practices as well as other broker-related conduct, such as alleged bid-rigging. In addition, various federal, state and foreign regulatory and governmental agencies are reviewing certain transactions and practices of AIG and its subsidiaries in connection with industry wide and other inquiries. AIG has cooperated, and will continue to cooperate, in producing documents and other information in response to subpoenas and other requests. On January 29, 2008, AIG reached settlement agreements with nine states and the District of Columbia. The settlement agreements call for AIG to pay a total of $12.5 million to be allocated among the ten jurisdictions and also require AIG to continue to maintain certain producer compensation disclosure and ongoing compliance initiatives. AIG will also continue to cooperate with these states in their ongoing investigations. AIG has not admitted liability under the settlement agreements and continues to deny the allegations. Nevertheless, AIG agreed to settle in order to avoid the expense and uncertainty of protracted litigation. The settlement agreements, which remain subject to court approvals, were reached with the Attorneys General of the States of Florida, Hawaii, Maryland, Michigan, Oregon, Texas and West Virginia, the Commonwealths of Massachusetts and Pennsylvania, and the District of Columbia, the Florida Department of Financial Services, and the Florida Office of Insurance Regulation. The agreement with the Texas Attorney General also settles allegations of anticompetitive conduct relating to AIG’s relationship with Allied World Assurance Company and includes an additional settlement payment of $500,000 related thereto.
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
(b) Commitments
Flight Equipment
At December 31, 2007, ILFC had committed to purchase 234 new aircraft deliverable from 2008 through 2017 at an estimated aggregate purchase price of $20.1 billion. ILFC will be required to find customers for any aircraft acquired, and it must arrange financing for portions of the purchase price of such equipment.
Minimum future rental income on noncancelable operating leases of flight equipment which have been delivered at December 31, 2007 was as follows:

(in millions)

2008	$4,142
2009	3,783
2010	3,274
2011	2,726
2012	2,075
Remaining years after 2012	4,921

Total	$20,921

    Flight equipment is leased, under operating leases, with remaining terms ranging from 1 to 12 years.
178        AIG 2007 Form 10-K

American International Group, Inc. and Subsidiaries

12. Commitments, Contingencies and Guarantees
Continued
Lease Commitments
AIG and its subsidiaries occupy leased space in many locations under various long-term leases and have entered into various leases covering the long-term use of data processing equipment.
At December 31, 2007, the future minimum lease payments under operating leases were as follows:

(in millions)

2008	$747
2009	581
2010	460
2011	371
2012	322
Remaining years after 2012	1,945

Total	$4,426

    Rent expense approximated $771 million, $657 million, and $597 million for the years ended December 31, 2007, 2006, and 2005, respectively.
Other Commitments
In the normal course of business, AIG enters into commitments to invest in limited partnerships, private equities, hedge funds and mutual funds and to purchase and develop real estate in the U.S. and abroad. These commitments totaled $9.1 billion at December 31, 2007.
    On June 27, 2005, AIG entered into an agreement pursuant to which AIG agrees, subject to certain conditions, to make any payment that is not promptly paid with respect to the benefits accrued by certain employees of AIG and its subsidiaries under the SICO Plans (as discussed in Note 19 herein).
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
    Synthetic Fuel Tax Credits. AIG generated income tax credits as a result of investing in synthetic fuel production. Tax credits generated from the production and sale of synthetic fuel under the Internal Revenue Code were subject to an annual phase-out provision based on the average wellhead price of domestic crude oil. The price range within which the tax credits are phased-out was originally established in 1980 and is adjusted annually for inflation. Depending on the price of domestic crude oil for a particular year, all or a portion of the tax credits generated in that year might be eliminated. AIG evaluated the production levels of its synthetic fuel production facilities in light of the risk of phase-out of the associated tax credits. As a result of fluctuating domestic crude oil prices, AIG evaluated and adjusted production levels when appropriate in light of this risk. Under current legislation, the opportunity to generate additional tax credits from the production and sale of synthetic fuel expired on December 31, 2007.
    Lease Transactions. In June and August, 2007, field agents at the Internal Revenue Service (IRS) issued Notices of Proposed Adjustment (NOPAs) relating to a series of lease transactions by an AIG subsidiary. In the NOPAs, the field agents asserted that the leasing transactions were “lease-in lease-out” transactions described in Revenue Ruling 2002-69 and proposed adjustments to taxable income of approximately $203 million in the aggregate for the years 1998, 1999, 2001 and 2002.
(d) Guarantees
AIG and certain of its subsidiaries become parties to derivative financial instruments with market risk resulting from both dealer and end-user activities and to reduce currency, interest rate, equity and commodity exposures. These instruments are carried at their estimated fair values in the consolidated balance sheet. The vast majority of AIG’s derivative activity is transacted by AIGFP. See also Note 8 herein.
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
AIG 2007 Form 10-K         179

American International Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements Continued

13. Preferred Shareholders’ Equity in Subsidiary Companies
At December 31, 2007, preferred shareholders’ equity in subsidiary companies represents preferred stocks issued by ILFC, a wholly owned subsidiary of AIG.
    At December 31, 2007, the preferred stock consists of 1,000 shares of market auction preferred stock (MAPS) in two series (Series A and B) of 500 shares each. Each of the MAPS shares has a liquidation value of $100,000 per share and is not convertible. The dividend rate, other than the initial rate, for each dividend period for each series is reset approximately every seven weeks (49 days) on the basis of orders placed in an auction. During 2006, ILFC extended each of the MAPS dividend periods for three years. At December 31, 2007, the dividend rate for Series A MAPS was 4.70 percent and the dividend rate for Series B MAPS was 5.59 percent.
14. Shareholders’ Equity and Earnings Per Share
Shareholders’ Equity
AIG parent depends on its subsidiaries for cash flow in the form of loans, advances, reimbursement for shared expenses, and dividends. AIG’s insurance subsidiaries are subject to regulatory restrictions on the amount of dividends that can be remitted to AIG parent. These restrictions vary by jurisdiction. For example, unless permitted by the New York Superintendent of Insurance, general insurance companies domiciled in New York may not pay dividends to shareholders that, in any twelve-month period, exceed the lesser of ten percent of such company’s statutory policyholders’ surplus or 100 percent of its “adjusted net investment income,” as defined. Generally, less severe restrictions applicable to both general and life insurance companies exist in most of the other states in which AIG’s insurance subsidiaries are domiciled. Certain foreign jurisdictions have restrictions that could delay or limit the remittance of dividends. There are also various local restrictions limiting cash loans and advances to AIG by its subsidiaries. Largely as a result of these restrictions, approximately 81 percent of the aggregate equity of AIG’s consolidated subsidiaries was restricted from immediate transfer to AIG parent at December 31, 2007.
    Dividends declared per common share were $0.77, $0.65, and $0.63 in 2007, 2006, and 2005, respectively.
    During 2007 and 2005, AIG repurchased 76 million and 2 million shares of its common stock, respectively, at a total cost of $5.1 billion and $165 million, respectively. The average price paid per share for repurchased shares was $66.84 and $66.46 in 2007 and 2005, respectively. During 2006, AIG did not purchase any shares of its common stock under its existing share repurchase authorization.
    At December 31, 2007, there were 6,000,000 shares of AIG’s $5 par value serial preferred stock authorized, issuable in series, none of which were outstanding.
180        AIG 2007 Form 10-K

American International Group, Inc. and Subsidiaries

14. Shareholders’ Equity and Earnings Per Share
Continued
Earnings Per Share
Basic earnings per share is based on the weighted average number of common shares outstanding, adjusted to reflect all stock dividends and stock splits. Diluted earnings per share is based on those shares used in basic earnings per share plus shares that would have been outstanding assuming issuance of common shares for all dilutive potential common shares outstanding, adjusted to reflect all stock dividends and stock splits.
The computation of earnings per share for the years ended December 31, 2007, 2006 and 2005 was as follows:

Years Ended December 31,
(in millions, except per share data)	2007	2006	2005

Numerator for earnings per share:
Income before cumulative effect of an accounting change	$6,200	$14,014	$10,477
Cumulative effect of an accounting change, net of tax	—	34	—

Net income applicable to common stock for basic EPS	6,200	14,048	10,477
Interest on contingently convertible bonds, net of tax	—	10	11

Net income applicable to common stock for diluted EPS	6,200	14,058	10,488
Cumulative effect of an accounting change, net of tax	—	(34)	—

Income before cumulative effect of an accounting change applicable to common stock for diluted EPS	$6,200	$14,024	$10,488

Denominator for earnings per share:
Weighted average shares outstanding used in the computation of EPS:
Common stock issued	2,751	2,751	2,751
Common stock in treasury	(179)	(153)	(155)
Deferred shares	13	10	1

Weighted average shares outstanding — basic	2,585	2,608	2,597
Incremental shares from potential common stock:
Weighted average number of shares arising from outstanding employee stock plans (treasury stock method)*	13	7	21
Contingently convertible bonds	—	8	9

Weighted average shares outstanding — diluted*	2,598	2,623	2,627

Earnings per share:
Basic:
Income before cumulative effect of an accounting change	$2.40	$5.38	$4.03
Cumulative effect of an accounting change, net of tax	—	0.01	—

Net income	$2.40	$5.39	$4.03

Diluted:
Income before cumulative effect of an accounting change	$2.39	$5.35	$3.99
Cumulative effect of an accounting change, net of tax	—	0.01	—

Net income	$2.39	$5.36	$3.99

*	Certain shares arising from employee stock plans were not included in the computation of diluted earnings per share if the exercise price of the options exceeded the average market price and were antidilutive. The number of shares excluded were 8 million, 13 million and 19 million for the years ended December 31, 2007, 2006 and 2005, respectively.
AIG 2007 Form 10-K         181

American International Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements Continued

15. Statutory Financial Data
Statutory surplus and net income for General Insurance and Life Insurance & Retirement Services operations in accordance with statutory accounting practices were as follows:

Years Ended December 31,
(in millions)	2007	2006	2005

Statutory surplus(a):
General Insurance	$37,705	$32,665	$24,508
Life Insurance & Retirement Services	33,212	35,058	30,739
Statutory net income(a)(b):
General Insurance(c)	8,018	8,010	1,713
Life Insurance & Retirement Services(a)	4,465	5,088	4,762

(a)	Statutory surplus and net income with respect to foreign operations are estimated at November 30. The basis of presentation for branches of AIA is the Hong Kong statutory filing basis. The basis of presentation for branches of ALICO is the U.S. statutory filing basis. AIG Star Life, AIG Edison Life, Nan Shan and Philamlife are estimated based on their respective local country filing basis.

(b)	Includes realized capital gains and losses and taxes.

(c)	Includes catastrophe losses, net of tax, of $177 million and $1.9 billion in 2007 and 2005, respectively.
    AIG’s insurance subsidiaries file financial statements prepared in accordance with statutory accounting practices prescribed or permitted by domestic and foreign insurance regulatory authorities. The differences between statutory financial statements and financial statements prepared in accordance with U.S. GAAP vary between domestic and foreign by jurisdiction. The principal differences are that statutory financial statements do not reflect DAC, some bond portfolios may be carried at amortized cost, assets and liabilities are presented net of reinsurance, policyholder liabilities are generally valued using more conservative assumptions and certain assets are non-admitted.
    At December 31, 2007, 2006 and 2005, statutory capital of AIG’s insurance subsidiaries exceeded minimum company action level requirements. In 2005, AIG nonetheless contributed an additional $750 million of capital into American Home Assurance Company (American Home) effective September 30, 2005 and contributed a further $2.25 billion of capital in February 2006 for a total of approximately $3 billion of capital into Domestic General Insurance subsidiaries effective December 31, 2005.
16. Fair Value of Financial Instruments
FAS 107, “Disclosures about Fair Value of Financial Instruments” (FAS 107), requires disclosure of fair value information about financial instruments for which it is practicable to estimate such fair value. FAS 107 excludes certain financial instruments, including those related to insurance contracts and lease contracts.
    The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The degree of judgment used in measuring the fair value of financial instruments generally correlates with the level of pricing observability. Financial instruments with quoted prices in active markets generally have more pricing observability and less judgment is used in measuring fair value. Conversely, financial instruments traded in other than active markets or that do not have quoted prices have less observability and are measured at fair value using valuation models or other pricing techniques that require more judgment. Pricing observability is affected by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established, the characteristics specific to the transaction and general market conditions.
Fixed maturities, equity securities, securities available for sale, trading securities and securities sold under agreements to repurchase: AIG maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. AIG obtains market price data to value financial instruments whenever such information is available. Market price data generally is obtained from market exchanges or dealer quotations. The types of instruments valued based on market price data include G-7 government and agency securities, equities listed in active markets, and investments in publicly traded mutual funds with quoted market prices.
    AIG estimates the fair value of fixed income instruments not traded in active markets by referring to traded securities with similar attributes and using a matrix pricing methodology. This methodology considers such factors as the issuer’s industry, the security’s rating and tenor, its coupon rate, its position in the capital structure of the issuer, and other relevant factors. The types of fixed income instruments not traded in active markets include non-G-7 government securities, municipal bonds, certain hybrid financial instruments, most investment-grade and high-yield corporate bonds, and most mortgage- and asset-backed products.
    AIG initially estimates the fair value of equity instruments not traded in active markets by reference to the transaction price. This valuation is adjusted only when changes to inputs and assumptions are corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalizations and other transactions across the capital structure, offerings in the equity capital markets, and changes in financial ratios or cash flows.
    For equity and fixed income instruments that are not traded in active markets or that are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments generally are based on available market evidence. In the absence of such evidence, management’s best estimate is used.
Unrealized gain (loss) on swaps, options and forward transactions: Unrealized gain (loss) on swaps, options and forward transactions (derivative assets and liabilities) can be exchange-traded or traded over the counter (OTC). AIG generally values exchange-traded derivatives within portfolios using models that calibrate to market clearing levels and that eliminate timing
182        AIG 2007 Form 10-K

American International Group, Inc. and Subsidiaries

16. Fair Value of Financial Instruments
Continued
differences between the closing price of the exchange-traded derivatives and their underlying instruments.
    OTC derivatives are valued using market transactions and other market evidence whenever possible, including market-based inputs to models, model calibration to market clearing transactions, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. When models are used, the selection of a particular model to value an OTC derivative depends on the contractual terms of, and specific risks inherent in, the instrument as well as the availability of pricing information in the market. AIG generally uses similar models to value similar instruments. Valuation models require a variety of inputs, including contractual terms, market prices and rates, yield curves, credit curves, measures of volatility, prepayment rates and correlations of such inputs. For OTC derivatives that trade in liquid markets, such as generic forwards, swaps and options, model inputs can generally be verified and model selection does not involve significant management judgment.
    Certain OTC derivatives trade in less liquid markets with limited pricing information, and the determination of fair value for these derivatives is inherently more difficult. When AIG does not have corroborating market evidence to support significant model inputs and cannot verify the model to market transactions, transaction price is initially used as the best estimate of fair value. Accordingly, when a pricing model is used to value such an instrument, the model is adjusted so that the model value at inception equals the transaction price. Subsequent to initial recognition, AIG updates valuation inputs when corroborated by evidence such as similar market transactions, third-party pricing services and/or broker or dealer quotations, or other empirical market data. When appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads and credit considerations. Such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used.
Mortgage and other loans receivable: When practical, the fair values of loans on real estate and collateral loans were estimated using discounted cash flow calculations based upon AIG’s current incremental lending rates for similar type loans. The fair values of the policy loans were not calculated as AIG believes it would have to expend excessive costs for the benefits derived.
Finance receivables: Fair values were estimated using discounted cash flow calculations based upon the weighted average rates currently being offered for similar finance receivables.
Securities lending invested collateral and securities lending payable: Securities lending collateral are floating rate fixed maturity securities recorded at fair value. Fair values were based upon quoted market prices or internally developed models consistent with the methodology for other fixed maturity securities. The contract values of securities lending payable approximate fair value as these obligations are short-term in nature.
Spot commodities: Fair values were based on current market prices of reference spot futures contracts traded on exchanges.
Cash, short-term investments, trade receivables, trade payables, securities purchased (sold) under agreements to resell (repurchase), commercial paper and extendible commercial notes: The carrying values of these assets and liabilities approximate fair values because of the relatively short period of time between origination and expected realization.
Other invested assets: Consisting principally of hedge funds and limited partnerships. Fair values are determined based on the net asset values provided by the general partner or manager of each investment. AIG obtains the fair value of its investments in limited partnerships and hedge funds from information provided by the general partner or manager of these investments, the accounts of which generally are audited on an annual basis. The transaction price is used as the best estimate of fair value at inception.
Policyholders’ contract deposits: Fair values were estimated using discounted cash flow calculations based upon interest rates currently being offered for similar contracts with maturities consistent with those remaining for the contracts being valued.
Securities and spot commodities sold but not yet purchased: The carrying amounts for the securities and spot commodities sold but not yet purchased approximate fair values. Fair values for securities and spot commodities sold short were based on current market prices.
Trust deposits and deposits due to banks and other depositors: To the extent certain amounts are not demand deposits or certificates of deposit which mature in more than one year, fair values were not calculated as AIG believes it would have to expend excessive costs for the benefits derived.
Commercial paper and extendible commercial notes: The carrying amount approximates fair value.
Long-term borrowings: When practical, the fair values of these obligations were estimated using discounted cash flow calculations based upon AIG’s current incremental borrowing rates for similar types of borrowings with maturities consistent with those remaining for the debt being valued.
AIG 2007 Form 10-K         183

American International Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements Continued

16. Fair Value of Financial Instruments
Continued
The carrying values and fair values of AIG’s financial instruments at December 31, 2007 and 2006 were as follows:

	2007		2006

	Carrying	Fair	Carrying	Fair
(in millions)	Value(a)	Value	Value(a)	Value

Assets:
Fixed maturities	$428,935	$429,511	$419,142	$419,859
Equity securities	41,646	41,646	30,650	30,650
Mortgage and other loans receivable	33,727	34,123	28,418	28,655
Securities available for sale	40,305	40,305	47,205	47,205
Trading securities	4,197	4,197	5,031	5,031
Spot commodities	238	238	220	220
Unrealized gain on swaps, options and forward transactions	16,442	16,442	19,252	19,252
Trade receivables	6,467	6,467	4,317	4,317
Securities purchased under agreements to resell	20,950	20,950	30,291	30,291
Finance receivables, net of allowance	31,234	28,693	29,573	26,712
Securities lending invested collateral	75,662	75,662	69,306	69,306
Other invested assets(b)	57,134	57,979	42,111	42,418
Short-term investments	51,351	51,351	27,483	27,483
Cash	2,284	2,284	1,590	1,590
Liabilities:
Policyholders’ contract deposits	258,459	259,045	248,264	243,570
Securities sold under agreements to repurchase	8,331	9,048	19,677	19,677
Trade payables	10,568	10,568	6,174	6,174
Securities and spot commodities sold but not yet purchased	4,709	4,709	4,076	4,076
Unrealized loss on swaps, options and forward transactions	20,613	20,613	11,401	11,401
Trust deposits and deposits due to banks and other depositors	4,903	4,986	5,249	5,261
Commercial paper and extendible commercial notes	13,114	13,114	13,363	13,363
Long-term borrowings	162,935	165,064	135,316	135,605
Securities lending payable	81,965	81,965	70,198	70,198

(a) The carrying value of all other financial instruments approximates fair value.
(b) Excludes aircraft asset investments held by non-Financial Services subsidiaries.
17. Share-based Employee Compensation Plans
During the year ended December 31, 2007, AIG employees had received compensation pursuant to awards under seven different share-based employee compensation plans: (i) AIG 1999 Stock Option Plan, as amended (1999 Plan); (ii) AIG 1996 Employee Stock Purchase Plan, as amended (1996 Plan); (iii) AIG 2002 Stock Incentive Plan, as amended (2002 Plan) under which AIG has issued time-vested restricted stock units (RSUs) and performance restricted stock units (performance RSUs); (iv) AIG 2007 Stock Incentive Plan, as amended (2007 Plan); (v) SICO’s Deferred Compensation Profit Participation Plans (SICO Plans); (vi) AIG’s 2005-2006 Deferred Compensation Profit Participation Plan (AIG DCPPP) and (vii) the AIG Partners Plan. The AIG DCPPP was adopted as a replacement for the SICO Plans for the 2005-2006 period, and the AIG Partners Plan replaced the AIG DCPPP. Share-based employee compensation earned under the AIG DCPPP was granted as time-vested RSUs under the 2002 Plan. Share-based employee compensation awarded under the AIG Partners Plan was granted as performance-based RSUs under the 2002 Plan, except for the December 2007 grant which was made under the 2007 Plan. All future grants will be made under the 2007 Plan. Although awards granted under all the plans described above remained outstanding at December 31, 2007, future grants of options, RSUs and performance RSUs can be made only under the 2007 Plan. AIG currently settles share option exercises and other share awards to participants by issuing shares it previously acquired and holds in its treasury account, except for share awards made by SICO, which are settled by SICO.
    In 2006 and for prior years, AIG’s non-employee directors received share-based compensation in the form of options granted pursuant to the 1999 Plan and grants of AIG common stock with delivery deferred until retirement from the Board, pursuant to the AIG Director Stock Plan, which was approved by the shareholders at the 2004 Annual Meeting of Shareholders and which is now a subplan under the 2007 Plan. From and after May 16, 2007, non-employee directors receive deferred stock units (DSUs) under the 2007 Plan with delivery deferred until retirement from the Board.
    From January 1, 2003 through December 31, 2005, AIG accounted for share-based payment transactions with employees under FAS 123, “Accounting for Stock-Based Compensation.” Share-based employee compensation expense from option awards was not recognized in the consolidated statement of income in prior periods. Effective January 1, 2006, AIG adopted the fair
184        AIG 2007 Form 10-K

American International Group, Inc. and Subsidiaries

17. Share-based Employee Compensation Plans
Continued
value recognition provisions of FAS 123R. FAS 123R requires that companies use a fair value method to value share-based payments and recognize the related compensation expense in net earnings. AIG adopted FAS 123R using the modified prospective application method, and accordingly, financial statement amounts for the prior periods presented have not been restated to reflect the fair value method of expensing share-based compensation under FAS 123R. The modified prospective application method requires recognition of the fair value of share-based compensation for shares subscribed for or granted on or after January 1, 2006 and all previously granted but unvested awards at January 1, 2006.
    The adoption of FAS 123R resulted in share-based compensation expense of approximately $17 million during 2006, related to awards that were accounted for under Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees.” FAS 123R also requires AIG to estimate forfeitures in calculating the expense relating to share-based compensation, rather than recognizing these forfeitures and corresponding reductions in expense as they occur. The cumulative effect of adoption of $46 million was recorded as a cumulative effect of an accounting change, net of tax. FAS 123R requires AIG to reflect the cash savings resulting from excess tax benefits in its financial statements as cash flow from financing activities, rather than as cash flow from operating activities as in prior periods. The amount of this excess tax benefit in 2007 and 2006 was $26.1 million and $27.9 million, respectively.
    Included in AIG’s consolidated statement of income for the years ended December 31, 2007 and 2006 was pre-tax share-based compensation expense of $275 million ($216 million after tax), and $353 million ($326 million after tax), respectively. Share-based compensation expense in 2006 included a one-time compensation cost of approximately $54 million related to the Starr tender offer and various out of period adjustments totaling $61 million, primarily relating to stock splits and other miscellaneous items for the SICO Plans. See Note 19 herein for a discussion of the Starr tender offer.
1999 Stock Option Plan
The 1999 Plan was approved by the shareholders at the 2000 Annual Meeting of Shareholders, with certain amendments approved at the 2003 Annual Meeting of Shareholders. The 1999 Plan superseded the 1991 Employee Stock Option Plan (the 1991 Plan), although outstanding options granted under the 1991 Plan continue until exercise or expiration. Options granted under the 1999 Plan generally vest over four years (25 percent vesting per year) and expire 10 years from the date of grant. The 2007 Plan supersedes the 1999 Plan.
    At December 31, 2007, there were no shares reserved for future grants under the 1999 Plan and 36,363,769 shares reserved for issuance under the 1999 and 1991 Plans.
Deferrals
At December 31, 2007, AIG was obligated to issue 12,521,342 shares in connection with previous exercises of options with delivery deferred.
Valuation
AIG uses a binomial lattice model to calculate the fair value of stock option grants. A more detailed description of the valuation methodology is provided below.
The following weighted-average assumptions were used for stock options granted in 2007, 2006 and 2005:

	2007	2006	2005

Expected annual dividend yield(a)	1.39%	0.92%	0.71%
Expected volatility(b)	32.82%	23.50%	27.30%
Risk-free interest rate(c)	4.08%	4.61%	4.17%
Expected term(d)	7 years	7 years	7 years

(a)	The dividend yield is determined at the grant date.

(b)	In 2007, expected volatility is the average of historical volatility (based on seven years of daily stock price changes) and the implied volatility of actively traded options on AIG shares.

(c)	The interest rate curves used in the valuation model were the U.S. Treasury STRIP rates with terms from 3 months to 10 years.

(d)	The contractual term of the option is generally 10 years with an expected term of 7 years calculated based on an analysis of historical employee exercise behavior and employee turnover (post-vesting terminations). The early exercise rate is a function of time elapsed since the grant. Fifteen years of historical data were used to estimate the early exercise rate.
AIG 2007 Form 10-K         185

American International Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements Continued

17. Share-based Employee Compensation Plans
Continued
Additional information with respect to AIG’s stock option plans at December 31, 2007, and changes for the year then ended, were as follows:

			Weighted
			Average
			Remaining	Aggregate
		Weighted Average	Contractual	Intrinsic Values
Options:	Shares	Exercise Price	Life	(in millions)

Outstanding at beginning of year	47,655,720	$57.99
Granted	1,738,530	$57.43
Exercised*	(12,308,493)	$40.00
Forfeited or expired	(721,988)	$69.00

Outstanding at end of year	36,363,769	$63.83	4.81	$59

Options exercisable at end of year	30,703,527	$63.98	4.10	$57

Weighted average fair value per share of options granted		$20.97

*	Includes options with respect to 8,489,584 shares exercised with delivery deferred, resulting in obligations to issue 4,138,713 shares.
    Vested and expected-to-vest options at December 31, 2007, included in the table above, totaled 34,349,762, with a weighted average exercise price of $64.14, a weighted average contractual life of 4.46 years and an aggregate intrinsic value of $57 million.
    At December 31, 2007, total unrecognized compensation cost (net of expected forfeitures) was $100 million and $3 million related to non-vested share-based compensation awards granted under the 1999 Plan and the 1996 Plan, respectively, with blended weighted average periods of 1.38 years and 0.41 years, respectively. The cost of awards outstanding under these plans at December 31, 2007 is expected to be recognized over approximately four years and one year, respectively, for the 1999 Plan and the 1996 Plan.
    The intrinsic value of options exercised during 2007 was approximately $360 million. The fair value of options vesting during 2007 was approximately $63 million. AIG received $482 million and $104 million in cash during 2007 and 2006, respectively, from the exercise of stock options. The tax benefits realized as a result of stock option exercises were $16 million and $35 million in 2007 and 2006, respectively.
2002 Stock Incentive Plan
The 2002 Plan was adopted at the 2002 Annual Meeting of shareholders and amended and restated by AIG’s Board of Directors on September 18, 2002. During 2007 and 2006, 179,106 and 6,836,785 RSUs, respectively, including performance RSUs, were granted under the 2002 Plan. Because the 2002 Plan has been superseded by the 2007 Plan, there were no shares reserved for issuance in connection with future awards at December 31, 2007. Substantially all time-vested RSUs granted under the 2002 Plan vest on the fourth anniversary of the date of grant.
2007 Stock Incentive Plan
The 2007 Plan was adopted at the 2007 Annual Meeting of shareholders and amended and restated by AIG’s Board of Directors on November 14, 2007. The 2007 Plan supersedes the 1999 Plan and the 2002 Plan. During 2007, 7,121,252 RSUs, including performance RSUs were granted under the 2007 Plan. Each RSU, performance RSU and DSU awarded reduces the number of shares available for future grants by 2.9 shares. At December 31, 2007, there were 157,562,672 shares reserved for issuance under the 2007 Plan. A significant majority of the time-vested RSUs granted in 2007 under the 2007 Plan vest on the fourth anniversary of the date of grant.
Non-Employee Director Stock Awards
The methodology used for valuing employee stock options is also used to value director stock options. Director stock options vest one year after the grant date, but are otherwise the same as employee stock options. Commencing in 2007, directors no longer receive awards of options. Options with respect to 40,000 shares and 32,500 shares were granted during 2006 and 2005, respectively.
    In 2007, AIG granted to directors 22,542 DSUs, including DSUs representing dividend-equivalent amounts. AIG also granted to directors 6,375 shares, 14,000 shares and 6,250 shares, with delivery deferred, during 2007, 2006 and 2005, respectively, under the Director Stock Plan.
186        AIG 2007 Form 10-K

American International Group, Inc. and Subsidiaries

17. Share-based Employee Compensation Plans
Continued
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
    Historically, SICO’s Board of Directors could elect to pay a participant cash in lieu of shares of AIG common stock. On December 9, 2005, SICO notified participants that essentially all subsequent distributions would be made only in shares, and not cash. At that date, AIG modified its accounting for the SICO Plans from variable to fixed measurement accounting. Variable measurement accounting is used for those few awards for which cash elections had been made prior to March 2005. At December 9, 2005, there were 12,650,292 non-vested AIG shares under the SICO Plans with a weighted average fair value per share of $61.92. The SICO Plans are also described in Note 19 herein.
    Although none of the costs of the various benefits provided under the SICO Plans have been paid by AIG, AIG has recorded compensation expense for the deferred compensation amounts payable to AIG employees by SICO, with an offsetting amount credited to additional paid-in capital reflecting amounts deemed contributed by SICO.
    A significant portion of the awards under the SICO Plans vest the year after the participant reaches age 65, provided that the participant remains employed by AIG through age 65. The portion of the awards for which early payout is available vest on the applicable payout date.
AIG DCPPP
In September 2005, AIG adopted the AIG DCPPP to provide share-based compensation to key AIG employees, including senior executive officers. The AIG DCPPP was modeled on the SICO Plans.
    The AIG DCPPP contingently allocated a fixed number of time-vested RSUs to each participant if AIG’s cumulative adjusted earnings per share in 2005 and 2006 exceeded that in 2003 and 2004 as determined by AIG’s Compensation Committee. This goal was met, and pursuant to the terms of the DCPPP Plan, 3,696,836 time-vested RSUs were awarded in 2007. These RSUs vest in three pre-retirement installments and a final retirement installment at age 65.
    At December 31, 2007, RSU awards with respect to 3,272,268 shares remained outstanding.
AIG Partners Plan
On June 26, 2006, AIG’s Compensation Committee approved two grants under the AIG Partners Plan. The first grant had a performance period that ran from January 1, 2006 through December 31, 2007. The second grant has a performance period that runs from January 1, 2007 through December 31, 2008. In December 2007, the Compensation Committee approved a grant with a performance period from January 1, 2008 through December 31, 2009. The Compensation Committee will approve the performance metrics for this grant in the first quarter of 2008. All grants vest 50 percent on the fourth and sixth anniversaries of the first day of the related performance period. The Compensation Committee approved the performance metrics for the first two grants prior to the date of grant. The measurement of the first two grants is deemed to have occurred on June 26, 2006 when there was mutual understanding of the key terms and conditions of the first two grants. In 2007, no compensation cost was recognized, and compensation cost recognized in 2006 was reversed, for the first grant under the Partners Plan because the performance threshold for these awards was not met.
Valuation
The fair value of each award granted under the plans described above is based on the closing price of AIG stock on the date of grant.
AIG 2007 Form 10-K         187

American International Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements Continued

17. Share-based Employee Compensation Plans
Continued
The following table presents a summary of shares relating to outstanding awards unvested under the foregoing plans at December 31, 2007, and changes for the year then ended*:

	Number of Shares					Weighted Average Grant-Date Fair Value

				Total	Total				Total	Total
	Time-vested	AIG	Partners	AIG	SICO	Time-vested	AIG	Partners	AIG	SICO
	RSUs	DCPPP	Plan	Plan	Plans	RSUs	DCPPP	Plan	Plans	Plans

Unvested at January 1, 2007	7,181,595	4,590,622	3,607,040	15,379,257	11,443,772	$66.56	$52.09	$56.50	$59.88	$61.72
Granted	4,752,738	—	2,547,620	7,300,358	—	57.90	—	53.93	56.51	—
Vested	(168,214)	(196,690)	(550)	(365,454)	(1,691,306)	63.82	61.44	66.97	62.55	64.18
Forfeited	(422,431)	(173,472)	(1,212,585)	(1,808,488)	(282,657)	65.34	53.25	56.83	58.47	59.93

Unvested at December 31, 2007	11,343,688	4,220,460	4,941,525	20,505,673	9,469,809	$63.01	$54.53	$55.08	$59.36	$61.27

*	Options and DSUs awarded under the 2007 Plan are not included. For the AIG DCPPP, includes all incremental shares granted or to be granted.
The total unrecognized compensation cost (net of expected forfeitures) related to non-vested share-based compensation awards granted under the 2002 Plan, the 2007 Plan, the AIG DCPPP, and the SICO Plans at December 31, 2007 and the blended weighted-average periods over which those costs are expected to be recognized at December 31, 2007 are as follows:

		Blended
	Unrecognized	Weighted-
	Compensation	Average
	Cost	Period
(in millions)

Time-vested RSUs - 2002 Plan	$218	1.35 years
Time-vested RSUs - 2007 Plan	$209	2.05 years
AIG DCPPP	$146	5.47 years
Total AIG Plans	$573	2.65 years
Total SICO Plans	$249	5.93 years

The total cost for awards outstanding at December 31, 2007 under the 2002 Plan, the 2007 Plan, the AIG DCPPP and the SICO Plans is expected to be recognized over approximately 4 years, 4 years, 32 years and 32 years, respectively.
18. Employee Benefits
Pension Plans
AIG, its subsidiaries and certain affiliated companies, offer various defined benefit plans to eligible employees based on either completion of a specified period of continuous service or date of hire, subject to age limitations.
    AIG’s U.S. retirement plan is a qualified, noncontributory defined benefit plan which is subject to the provisions of ERISA. U.S. employees who are employed by a participating company, have attained age 21 and completed twelve months of continuous service are eligible to participate in this plan. Employees generally vest after 5 years of service. Unreduced benefits are paid to retirees at normal retirement (age 65) and are based upon a percentage of final average compensation multiplied by years of credited service, up to 44 years. Non-U.S. defined benefit plans are generally either based on the employee’s years of credited service and compensation in the years preceding retirement, or on points accumulated based on the employee’s job grade and other factors during each year of service.
    In 2007, AIG acquired the outstanding minority interest of 21st Century. Assets, obligations and costs with respect to 21st Century’s plans are included herein. The assumptions used by 21st Century in its plans were not significantly different from those used by AIG in AIG’s U.S. plans.
    AIG also sponsors several unfunded defined benefit plans for certain employees, including key executives, designed to supplement pension benefits provided by AIG’s other retirement plans. These include the AIG Excess Retirement Income Plan, which provides a benefit equal to the reduction in benefits payable to certain employees under the AIG U.S. retirement plan as a result of federal tax limitations on compensation and benefits payable, and the Supplemental Executive Retirement Plan (Supplemental Plan), which provides additional retirement benefits to designated executives. Under the Supplemental Plan, an annual benefit accrues at a percentage of final average pay multiplied by each year of credited service, not greater than 60 percent of final average pay, reduced by any benefits from the current and any predecessor retirement plans (including the AIG Excess Retirement Income Plan and any comparable plans), Social Security, if any, and from any qualified pension plan of prior employers.
Postretirement Plans
AIG and its subsidiaries also provide postretirement medical care and life insurance benefits in the U.S. and in certain non-U.S. countries. Eligibility in the various plans is generally based upon completion of a specified period of eligible service and attaining a specified age. Overseas, benefits vary by geographic location.
    U.S. postretirement medical and life insurance benefits are based upon the employee electing immediate retirement and having a minimum of ten years of service. Medical benefits are contributory, while the life insurance benefits are non-contributory. Retiree medical contributions vary with age and length of service and range from requiring no cost for pre-1989 retirees to requiring actual premium payments reduced by certain credits for post-1993 retirees. These contributions are subject to adjustment annually. Other cost sharing features of the medical plan include deductibles, coinsurance and Medicare coordination and a lifetime maximum benefit of $2 million.
188        AIG 2007 Form 10-K

American International Group, Inc. and Subsidiaries

18. Employee Benefits
Continued
The following table presents the funded status of the plans, reconciled to the amount reported in the consolidated balance sheet at December 31, 2007 and 2006. The measurement date for some of the non-U.S. defined benefit pension and postretirement plans is November 30, consistent with the fiscal year end of the sponsoring companies. For all other plans, measurement occurs as of December 31, 2007.

	Pension				Postretirement(a)

	Non-U.S. Plans(b)		U.S. Plans(c)		Non-U.S. Plans		U.S. Plans

(in millions)	2007	2006	2007	2006	2007	2006	2007	2006

Change in projected benefit obligation:
Benefit obligation, beginning of year	$1,578	$1,351	$3,079	$3,131	$53	$43	$252	$205
Service cost	90	78	135	130	5	4	11	6
Interest cost	50	36	186	169	3	2	15	11
Participant contributions	4	1	—	—	—	—	—	—
Actuarial (gain) loss	(12)	(40)	(159)	(245)	(2)	5	(3)	(1)
Plan amendments and mergers	(2)	—	17	—	—	—	—	47
Benefits paid:
AIG assets	(36)	(28)	(11)	(10)	(1)	(1)	(18)	(16)
Plan assets	(43)	(27)	(91)	(84)	—	—	—	—
Effect of foreign currency fluctuation	78	71	—	—	4	—	—	—
Other	38	136	—	(12)	17	—	—	—

Projected benefit obligation, end of year	$1,745	$1,578	$3,156	$3,079	$79	$53	$257	$252

Change in plan assets:
Fair value of plan assets, at beginning of year	$850	$699	$2,760	$2,561	$—	$—	$—	$—
Actual return on plan assets, net of expenses	36	33	162	282	—	—	—	—
AIG contributions	87	69	309	11	1	1	18	16
Participant contributions	4	1	—	—	—	—	—	—
Benefits paid:
AIG assets	(36)	(28)	(11)	(10)	(1)	(1)	(18)	(16)
Plan assets	(43)	(27)	(91)	(84)	—	—	—	—
Effect of foreign currency fluctuation	51	41	—	—	—	—	—	—
Other	3	62	—	—	—	—	—	—

Fair value of plan assets, end of year	$952	$850	$3,129	$2,760	$—	$—	$—	$—

Funded status, end of year	$(793)	$(728)	$(27)	$(319)	$(79)	$(53)	$(257)	$(252)

Amounts recognized in the consolidated balance sheet:

Assets	$28	$18	$228	$—	$—	$—	$—	$—

Liabilities	(821)	(746)	(255)	(319)	(79)	(53)	(257)	(252)

Total amounts recognized	$(793)	$(728)	$(27)	$(319)	$(79)	$(53)	$(257)	$(252)

Amounts recognized in Accumulated other comprehensive income (loss):

Net loss	$242	$256	$513	$687	$6	$7	$(5)	$3

Prior service cost (credit)	(67)	(72)	(2)	(20)	—	—	23	22

Total amounts recognized	$175	$184	$511	$667	$6	$7	$18	$25

(a)	AIG does not currently fund postretirement benefits.

(b)	Includes unfunded plans for which the aggregate pension benefit obligation was $559 million and $494 million at December 2007, and 2006, respectively. For 2007 and 2006, approximately 83% pertain to Japanese plans, which are not required by local regulation to be funded. The projected benefit obligation for these plans total $464 million and $414 million, respectively.

(c)	Includes non-qualified unfunded plans, for which the aggregate projected benefit obligation was $240 million and $228 million at December 2007 and 2006, respectively.
AIG 2007 Form 10-K         189

American International Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements Continued

18. Employee Benefits
Continued
The accumulated benefit obligations for both non-U.S. and U.S. pension benefit plans at December 31, 2007 and 2006 were as follows:

(in millions)	2007	2006

Non-U.S. pension benefit plans	$1,504	$1,384
U.S. pension benefit plans	$2,752	$2,689

Defined benefit pension plan obligations in which the projected benefit obligation was in excess of the related plan assets and in which the accumulated benefit obligation was in excess of the related plan assets at December 31, 2007 and 2006 were as follows:

	PBO exceeds fair value of plan assets				ABO exceeds fair value of plan assets

	Non-U.S. Plans		U.S. Plans		Non-U.S. Plans		U.S. Plans

(in millions)	2007	2006	2007	2006	2007	2006	2007	2006

Projected benefit obligation	$1,676	$1,486	$368	$3,079	$1,415	$1,465	$240	$240
Accumulated benefit obligation	1,462	1,323	317	2,689	1,277	1,311	206	204
Fair value of plan assets	855	740	113	2,760	652	723	—	11

The following table presents the components of net periodic benefit cost recognized in income and other amounts recognized in Accumulated other comprehensive income (loss) with respect to the defined benefit pension plans and other postretirement benefit plans for the year ended December 31, 2007 and 2006 (no amounts related to the adoption of FAS 158 were recognized in Accumulated other comprehensive income (loss) for the year ended 2005):

	Pension						Postretirement

	Non-U.S. Plans			U.S. Plans			Non-U.S. Plans			U.S. Plans

(in millions)	2007	2006	2005	2007	2006	2005	2007	2006	2005	2007	2006	2005

Components of net periodic benefit cost:
Service cost	$90	$78	$71	$135	$130	$111	$5	$4	$4	$11	$6	$5
Interest cost	50	36	32	186	169	153	3	2	2	15	11	11
Expected return on assets	(36)	(28)	(21)	(216)	(201)	(180)	—	—	—	—	—	—
Amortization of prior service cost	(10)	(9)	(10)	(3)	(3)	(3)	—	—	—	(2)	(6)	(6)
Amortization of transitional obligation	1	1	1	—	—	—	—	—	—	—	—	—
Recognition of net actuarial (gains)/losses	9	16	21	43	75	55	—	—	—	—	—	—
Other	1	1	7	14	6	1	—	—	—	—	—	—

Net periodic benefit cost	$105	$95	$101	$159	$176	$137	$8	$6	$6	$24	$11	$10

Total recognized in Accumulated other comprehensive income (loss)	$(10)	$38	—	$(155)	$24	—	$(2)	$—	—	$(7)	$—	$—

Total recognized in net periodic benefit cost and other comprehensive income	$95	$133	$101	$4	$200	$137	$6	$6	$6	$17	$11	$10

The estimated net loss and prior service credit that will be amortized from Accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $31 million and $11 million, respectively, for AIG’s combined defined benefit pension plans. For the defined benefit postretirement plans, the estimated amortization from Accumulated other comprehensive income for net loss, prior service credit and transition obligation that will be amortized into net periodic benefit cost over the next fiscal year will be less than $5 million in the aggregate.
190        AIG 2007 Form 10-K

American International Group, Inc. and Subsidiaries

18. Employee Benefits
Continued
Assumptions
The weighted average assumptions used to determine the benefit obligations at December 31, 2007 and 2006 are as follows:

	Pension		Postretirement

	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans

2007
Discount rate	2.00 - 11.00%	6.50%	2.75 - 6.50%	6.50%
Rate of compensation increase	1.50 - 9.00%	4.25%	3.00 - 3.50%	4.25%

2006
Discount rate	2.25 - 10.75%	6.00%	4.00 - 5.75%	6.00%
Rate of compensation increase	1.50 - 10.00%	4.25%	3.00%	4.25%

The benefit obligations for non-U.S. plans reflect those assumptions that were most appropriate for the local economic environments of each of the subsidiaries providing such benefits.
Assumed health care cost trend rates for the U.S. plans were as follows:

	2007	2006

Following year:
Medical (before age 65)	9.00%	8.00%
Medical (age 65 and older)	7.00%	6.70%

Ultimate rate to which cost increase is assumed to decline	5.00%	5.00%

Year in which the ultimate trend rate is reached:
Medical (before age 65)	2015	2013
Medical (age 65 and older)	2015	2013

A one percent point change in the assumed healthcare cost trend rate would have the following effect on AIG’s postretirement benefit obligations at December 31, 2007 and 2006:

	One Percent		One Percent
	Increase		Decrease

(in millions)	2007	2006	2007	2006

Non-U.S. plans	$12	$10	$(8)	$(7)
U.S. plans	$6	$3	$(5)	$(3)

AIG’s postretirement plans provide benefits primarily in the form of defined employer contributions rather than defined employer benefits. Changes in the assumed healthcare cost trend rate are subject to caps for U.S. plans. AIG’s non-U.S. postretirement plans are not subject to caps.
AIG 2007 Form 10-K         191

American International Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements Continued

18. Employee Benefits
Continued
The weighted average assumptions used to determine the net periodic benefit costs for the years ended December 31, 2007, 2006 and 2005 were as follows:

	Pension		Postretirement

	Non-U.S. Plans*	U.S. Plans	Non-U.S. Plans*	U.S. Plans

2007
Discount rate	2.25 - 10.75%	6.00%	4.00 - 5.75%	6.00%
Rate of compensation increase	1.50 - 10.00%	4.25%	3.00%	4.25%
Expected return on assets	2.50 - 10.50%	8.00%	N/A	N/A
2006
Discount rate	1.75 - 12.00%	5.50%	4.50 - 5.50%	5.50%
Rate of compensation increase	1.50 - 10.00%	4.25%	2.50 - 3.00%	4.25%
Expected return on assets	2.50 - 13.50%	8.00%	N/A	N/A
2005
Discount rate	1.75 - 12.00%	5.75%	4.50 - 6.00%	5.75%
Rate of compensation increase	1.50 - 10.00%	4.25%	3.00%	4.25%
Expected return on assets	2.15 - 13.50%	8.00%	N/A	N/A

*	The benefit obligations for non-U.S. plans reflect those assumptions that were most appropriate for the local economic environments of the subsidiaries providing such benefits.
Discount Rate Methodology
The projected benefit cash flows under the AIG U.S. Retirement Plan were discounted using the spot rates derived from the Citigroup Pension Discount Curve at December 31, 2007 and 2006 and an equivalent single discount rate was derived resulting in the same liability. This single discount rate was rounded to the nearest 25 basis points, namely 6.5 percent and 6.0 percent at December 31, 2007 and 2006, respectively. The rates applied to other U.S. plans were not significantly different from those discussed above.
    Both funded and unfunded plans for Japan represent over 62 percent of the liabilities of the non-U.S. pension plans at December 31, 2007 and 2006, respectively. The discount rate for Japan was selected by reference to the published Moody’s/ S&P AA Corporate Bond Universe at the measurement date having regard to the duration of the plans’ liabilities.
Plan assets
The asset allocation percentage by major asset class for AIG’s plans at December 31, 2007 and 2006, and the target allocation for 2008 follow:

	Non-U.S. Plans-Allocation			U.S. Plans-Allocation

	Target	Actual	Actual	Target	Actual	Actual
	2008	2007	2006	2008	2007	2006

Asset class:
Equity securities	50%	50%	47%	42%	56%	64%
Debt securities	28	28	32	32	30	26
Other	22	22	21	26	14	10

Total	100%	100%	100%	100%	100%	100%

    Other includes cash, insurance contracts, real estate, private equity and hedge funds asset classes.
    No shares of AIG common stock were included in the U.S. plans at December 31, 2007 and 55,680 shares of AIG common stock with a value of $4 million were included in the U.S. plans at December 31, 2006.
    The investment strategy with respect to AIG’s pension plan assets is designed to achieve investment returns that will fully fund the pension plan over the long term, while limiting the risk of under funding over shorter time periods.
    The expected rate of return with respect to AIG’s domestic pension plan was 8.0 percent for years ended December 31, 2007 and 2006. This rate of return is an aggregation of expected returns within each asset category that, when combined with AIG’s contribution to the plan, will maintain the plan’s ability to meet all required benefit obligations. The return with respect to each asset class considers both historical returns and the future expectations for such returns.
192        AIG 2007 Form 10-K

American International Group, Inc. and Subsidiaries

18. Employee Benefits
Continued
Expected Cash Flows
Funding for the U.S. pension plan ranges from the minimum amount required by ERISA to the maximum amount that would be deductible for U.S. tax purposes. This range is generally not determined until the fourth quarter. Contributed amounts in excess of the minimum amounts are deemed voluntary. Amounts in excess of the maximum amount would be subject to an excise tax and may not be deductible under the Internal Revenue Code. Supplemental and excess plans’ payments and postretirement plan payments are deductible when paid.
    During 2007 AIG contributed $396 million to its U.S. and non-U.S. pension plans. The annual pension contribution in 2008 is expected to be approximately $118 million for U.S. and non-U.S. plans.
The expected future benefit payments, net of participants’ contributions, with respect to the defined benefit pension plans and other postretirement benefit plans, are as follows:

	Pension		Postretirement

	Non-U.S.	U.S.	Non-U.S.	U.S.
(in millions)	Plans	Plans	Plans	Plans

2008	$74	$135	$1	$17
2009	79	130	1	17
2010	79	139	1	18
2011	85	150	1	18
2012	85	163	2	19
2013-2017	474	1,022	10	102

Defined Contribution Plans
In addition to several small defined contribution plans, AIG sponsors a voluntary savings plan for domestic employees (the AIG Incentive Savings plan), which provides for salary reduction contributions by employees and matching contributions by AIG of up to seven percent of annual salary depending on the employees’ years of service. Pre-tax expense associated with this plan was $114 million, $104 million and $96 million in 2007, 2006 and 2005, respectively.
19. Benefits Provided by Starr International Company, Inc. and C.V. Starr & Co., Inc.
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
    None of the costs of the various benefits provided under the SICO Plans has been paid by AIG, although AIG has recorded a charge to reported earnings for the deferred compensation amounts paid to AIG employees by SICO, with an offsetting amount credited to additional paid-in capital reflecting amounts deemed contributed by SICO. The SICO Plans provide that shares currently owned by SICO are set aside by SICO for the benefit of the participant and distributed upon retirement. The SICO Board of Directors currently may permit an early payout of units under certain circumstances. Prior to payout, the participant is not entitled to vote, dispose of or receive dividends with respect to such shares, and shares are subject to forfeiture under certain conditions, including but not limited to the participant’s voluntary termination of employment with AIG prior to normal retirement age. Under the SICO Plans, SICO’s Board of Directors may elect to pay a participant cash in lieu of shares of AIG common stock. Following notification from SICO to participants in the SICO Plans that it will settle specific future awards under the SICO Plans with shares rather than cash, AIG modified its accounting for the SICO Plans from variable to fixed measurement accounting. AIG gave effect to this change in settlement method beginning on December 9, 2005, the date of SICO’s notice to participants in the SICO Plans. See also Note 12(a) Commitments herein.
    Compensation expense in 2006 included various out of period adjustments totaling $61 million, primarily relating to stock-splits and other miscellaneous items for the SICO plans. See also Note 17 herein.
    In January 2006, C.V. Starr & Co., Inc. (Starr) completed its tender offer to purchase Starr interests from AIG employees. In conjunction with AIG’s adoption of FAS 123R, Starr is considered to be an “economic interest holder” in AIG. As a result, compensation expense of $54 million was recorded in 2006 results with respect to the Starr tender offer.
    As a result of its changing relationship with Starr and SICO, AIG has established new executive compensation plans to replace the SICO plans and investment opportunities previously provided by Starr. See Note 17 for a description of these plans.
    Compensation expense with respect to the SICO Plans aggregated $39 million, $108 million and $205 million in 2007, 2006 and 2005, respectively.
20. Ownership and Transactions With Related Parties
(a) Ownership: According to the Schedule 13D filed on March 20, 2007 by Starr, SICO, Edward E. Matthews, Maurice R. Greenberg, the Maurice R. and Corinne P. Greenberg Family Foundation, Inc., the Universal Foundation, Inc., the Maurice R. and Corinne P. Greenberg Joint Tenancy Company, LLC and the C.V. Starr & Co., Inc. Trust, these reporting persons could be deemed to beneficially own 354,987,261 shares of AIG’s common stock at that date. Based on the shares of AIG’s common stock outstanding at January 31, 2008, this ownership would represent approximately 14.1 percent of the voting stock of AIG. Although these reporting persons have made filings under Section 16 of the Exchange Act, reporting sales of shares of common stock, no amendment to the Schedule 13D has been filed to report a change in ownership subsequent to March 20, 2007.
(b) Transactions with Related Parties: Prior to the termination of their agency relationships with Starr during 2006, AIG and
AIG 2007 Form 10-K         193

American International Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements Continued

20. Ownership and Transactions With Related Parties
Continued
its subsidiaries paid commissions to Starr and its subsidiaries for the production and management of insurance business in the ordinary course of business. Payment for the production of insurance business to Starr aggregated approximately $12 million in 2007, $47 million in 2006, and $214 million in 2005. AIG also received no rental fees in 2007, approximately $4 million in 2006, and $23 million in 2005 from Starr, and paid no rental fees in 2007 or 2006 and approximately $20,000 in 2005 to Starr. AIG also received none in 2007 and 2006 and approximately $2 million in 2005, respectively, from SICO, and paid none in 2007 and 2006 and approximately $1 million in 2005 to SICO, as reimbursement for services rendered at cost. AIG also paid to SICO $2 million in 2007, $2 million in 2006, and $3 million in 2005 in rental fees. There are no significant receivables from/payables to related parties at December 31, 2007.
21. Federal Income Taxes
Tax Filings
AIG and its eligible U.S. subsidiaries file a consolidated U.S. federal income tax return. Prior to 2007, Life Insurance subsidiaries of AIG Life Holdings (US), Inc. (AIGLH), formerly known as American General Corporation, also filed a consolidated U.S. federal income tax return and were not eligible to be included in AIG’s consolidated federal income tax return. AIGLH will be included in the 2007 AIG consolidated federal income tax return. Other U.S. subsidiaries included in the consolidated financial statements also file separate U.S. federal income tax returns. Subsidiaries operating outside the U.S. are taxed, and income tax expense is recorded, based on applicable U.S. and foreign statutes.
Undistributed Earnings and Distributions from Life Surplus
U.S. federal income taxes have not been provided on $1.5 billion of undistributed earnings of certain U.S. subsidiaries that are not included in the consolidated AIG U.S. federal income tax return. Tax planning strategies are available, and would be utilized, to eliminate the tax liability related to these earnings. U.S. federal income taxes have not been provided on the undistributed earnings of certain non-U.S. subsidiaries to the extent that such earnings have been reinvested abroad indefinitely. At December 31, 2007, the cumulative amount of undistributed earnings in these subsidiaries approximated $21.2 billion. Determining the deferred tax liability that would arise if these earnings were not permanently reinvested abroad is not practicable.
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
Tax Examinations
In December 2007, AIG reached a settlement with the IRS in the United States Tax Court for SunAmerica, Inc. and Subsidiaries (“SunAmerica”) for tax years ended September 30, 1993 and September 30, 1994, which are years prior to AIG’s 1999 acquisition of SunAmerica. The terms of this settlement will be incorporated into the IRS examinations for tax years of SunAmerica from September 30, 1995 through December 31, 1998, and for SunAmerica Life Insurance Company and Subsidiaries for tax year December 31, 1999, to resolve these years. As a result of this settlement, a net refund is due AIG for the periods from 1993 to 1999, the amount of which is immaterial to AIG’s consolidated financial condition. The IRS’s examination of the separate life consolidated federal return for SunAmerica Life and its subsidiaries for years 2000-2002 was closed in January 2008 with a signed settlement agreement. An immaterial amount is payable to the IRS for these years. AIG is in a net refund position for all years 1993-2002 for aggregated SunAmerica audits.
    AIGLH’s tax years prior to 2000 are closed. Although a Revenue Agent’s Report has not yet been issued to AIGLH for years ended December 31, 2000, August 29, 2001, December 31, 2001, and December 31, 2002, AIGLH has received from the IRS a notice of proposed adjustment for certain items during that period.
    The statute of limitations for all tax years prior to 1997 has now expired for AIG’s consolidated federal income tax return. In June, 2007, AIG filed a refund claim for years 1991-1996. The refund claim relates to the tax effects of the restatements of AIG’s 2004 and prior financial statements. A refund claim for the tax years ending December 31, 1997-2004 will be filed before September 30, 2008.
    AIG has executed a partial settlement with the IRS for tax years 1997 through 1999. Two issues remain open, neither one of which, separately or in total, is material to AIG’s consolidated financial condition. The statute of limitations for these years expires on March 31, 2008. AIG is currently under examination for the tax years 2000 through 2002.
    AIG believes there are substantial arguments in support of the tax positions taken in its tax returns. Although the final outcome of any issue still outstanding is uncertain, AIG believes that any tax obligation, including interest thereon, would not be material to AIG’s consolidated financial condition, results of operations, or liquidity.
194        AIG 2007 Form 10-K

American International Group, Inc. and Subsidiaries

21. Federal Income Taxes
Continued
The pretax components of U.S. and foreign income reflect the locations in which such pretax income was generated. The pretax U.S. and foreign income was as follows for the years ended December 31, 2007, 2006 and 2005:

(in millions)	2007	2006	2005

U.S.	$(3,957)	$9,862	$6,103
Foreign	12,900	11,825	9,110

Total	$8,943	$21,687	$15,213

The provision for income taxes for the years ended December 31, 2007, 2006 and 2005 consists of the following:

Years Ended December 31,
(in millions)	2007	2006	2005

Foreign and U.S. components of actual income tax expense:
Foreign:
Current	$3,157	$2,725	$974
Deferred	461	933	426
U.S.:
Current	62	2,764	1,613
Deferred	(2,225)	115	1,245

Total	$1,455	$6,537	$4,258

The U.S. federal income tax rate was 35 percent for 2007, 2006 and 2005. Actual tax expense on income differs from the “expected” amount computed by applying the federal income tax rate because of the following:

2007 2006 2005

		Percent		Percent		Percent
Years Ended December 31,		of Pretax		of Pretax		of Pretax
(dollars in millions)	Amount	Income	Amount	Income	Amount	Income

U.S. federal income tax at statutory rate	$3,130	35.0%	$7,591	35.0%	$5,325	35.0%
Adjustments:
Tax exempt interest	(823)	(9.2)	(718)	(3.3)	(566)	(3.7)
Partnerships and joint ventures	(312)	(3.5)	(265)	(1.2)	(85)	(0.5)
Synthetic fuel and other tax credits	(127)	(1.4)	(196)	(0.9)	(296)	(1.9)
Effect of foreign operations	(294)	(3.3)	(132)	(0.6)	(253)	(1.7)
Dividends received deduction	(129)	(1.4)	(102)	(0.5)	(117)	(0.8)
State income taxes	45	0.5	59	0.3	86	0.6
Nondeductible compensation	41	0.5	61	0.3	83	0.5
SICO benefit	(194)	(2.2)	—	—	—	—
Other	118	1.3	239	1.0	81	0.5

Actual income tax expense	$1,455	16.3%	$6,537	30.1%	$4,258	28.0%

AIG 2007 Form 10-K         195

American International Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements Continued

21. Federal Income Taxes
Continued
The components of the net deferred tax liability at December 31, 2007 and 2006 were as follows:

(in millions)	2007	2006

Deferred tax assets:
Loss reserve discount	$2,249	$1,969
Unearned premium reserve reduction	1,743	1,352
Unrealized depreciation of investments	104	—
Loan loss and other reserves	1,408	1,054
Investments in foreign subsidiaries and joint ventures	1,121	420
Adjustment to life policy reserves	3,213	3,584
NOL’s and tax attributes	1,814	222
Accruals not currently deductible, and other	1,305	1,209

Deferred tax assets*	12,957	9,810
Valuation allowance	(223)	(11)

Net deferred tax assets	12,734	9,799

Deferred tax liabilities:
Deferred policy acquisition costs	11,716	10,396
Flight equipment, fixed assets and intangible assets	5,239	4,377
Unrealized appreciation of investments	—	3,370
Other	1,041	508

Total deferred tax liabilities	17,996	18,651

Net deferred tax liability	$5,262	$8,852

*	AIG has recorded deferred tax assets for alternative minimum tax credit carry forwards of $101 million and $222 million at December 31, 2007 and 2006, respectively. In 2007, AIG generated net operating loss carryforwards, unused foreign tax credits and general business tax credits in the amount of $4.2 billion, $130 million and $125 million, respectively. Net operating loss carryforwards and general business tax credits may be carried forward for twenty years while foreign tax credits may be carried forward for ten years. Unused minimum tax credits are available for future use without expiration.
A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

(in millions)	2007

Gross unrecognized tax benefits at January 1, 2007	$1,138
Agreed audit adjustments with taxing authorities
included in the beginning balance	(188)
Increases in tax positions for prior years	646
Decreases in tax positions for prior years	(189)
Increases in tax positions for current year	82
Lapse in statute of limitations	(1)
Settlements	(178)

Gross unrecognized tax benefits at December 31, 2007	$1,310

    At December 31, 2007, AIG’s unrecognized tax benefits, excluding interest and penalties, were $1.3 billion, which includes $299 million related to tax positions the disallowance of which would not affect the annual effective income tax rate. Accordingly, the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate were $1.0 billion.
    Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. At January 1, 2007 and December 31, 2007, AIG had accrued $175 million and $281 million, respectively, for the payment of interest (net of the federal benefit) and penalties. For the year ended December 31, 2007, AIG recognized $170 million of interest (net of the federal benefit) and penalties in the Consolidated Statement of Income.
    AIG continually evaluates adjustments proposed by taxing authorities. At December 31, 2007, such proposed adjustments would not result in a material change to AIG’s consolidated financial condition. However, AIG believes that it is reasonably possible that the balance of the unrecognized tax benefits could decrease by $50 to $150 million within the next twelve months due to settlements or the expiration of statutes.
Listed below are the tax years that remain subject to examination by major tax jurisdictions:

Major Tax Jurisdictions	Open Tax Years

United States	1997-2006
United Kingdom	2003-2006
Hong Kong	1997-2006
Malaysia	1999-2006
Singapore	1993-2006
Thailand	2001-2006
Taiwan	2000-2006
Japan	2000-2006
Korea	2001-2006
France	2003-2006

    The reserve for uncertain tax positions increased in the fourth quarter 2007 by $210 million for items attributable to prior restatements, including certain tax positions associated with compensation deductions. In addition, income tax expense has been reduced by $162 million for interest receivable from the IRS attributable to refund claims for prior restatements.
196        AIG 2007 Form 10-K

American International Group, Inc. and Subsidiaries

22. Quarterly Financial Information (Unaudited)
The following quarterly financial information for each of the three months ended March 31, June 30, September 30 and December 31, 2007 and 2006 is unaudited. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results of operations for such periods, have been made.
Consolidated Statements of Operations

	Three Months Ended

	March 31,		June 30,		September 30,		December 31,

(in millions, except per share data)	2007	2006	2007	2006	2007*	2006	2007*	2006

Total revenues	$30,645	$27,278	$31,150	$26,854	$29,836	$29,247	$18,433	$30,008
Income (loss) before income taxes, minority interest and cumulative effect of an accounting change	6,172	4,793	6,328	5,241	4,879	6,301	(8,436)	5,352
Income (loss) before cumulative effect of an accounting change	4,130	3,161	4,277	3,190	3,085	4,224	(5,292)	3,439
Net income (loss)	$4,130	$3,195	$4,277	$3,190	$3,085	$4,224	$(5,292)	$3,439

Earnings per common share:
Basic
Income (loss) before cumulative effect of an accounting change	$1.58	$1.21	$1.64	$1.23	$1.20	$1.62	$(2.08)	$1.32
Cumulative effect of an accounting change, net of tax	—	0.01	—	—	—	—	—	—

Net income (loss)	$1.58	$1.22	$1.64	$1.23	$1.20	$1.62	$(2.08)	$1.32

Diluted
Income (loss) before cumulative effect of an accounting change	$1.58	$1.21	$1.64	$1.21	$1.19	$1.61	$(2.08)	$1.31
Cumulative effect of an accounting change, net of tax	—	0.01	—	—	—	—	—	—

Net income (loss)	$1.58	$1.22	$1.64	$1.21	$1.19	$1.61	$(2.08)	$1.31

Average shares outstanding:
Basic	2,612	2,605	2,602	2,606	2,576	2,607	2,550	2,610
Diluted	2,621	2,624	2,613	2,625	2,589	2,626	2,550	2,622

*	Both revenues and operating income include (i) an unrealized market valuation loss of $352 million and $11.1 billion in the third quarter and fourth quarter of 2007, respectively, on AIGFP’s super senior credit default swap portfolio and (ii) other-than-temporary impairment charges of $3.3 billion in the fourth quarter of 2007.
AIG 2007 Form 10-K         197

American International Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements Continued

23. Information Provided in Connection With Outstanding Debt
The following condensed consolidating financial statements reflect the following:

•	AIGLH, formerly known as American General Corporation, is a holding company and a wholly owned subsidiary of AIG. AIG provides a full and unconditional guarantee of all outstanding debt of AIGLH.

•	AIG Liquidity Corp. is a wholly owned subsidiary of AIG. AIG provides a full and unconditional guarantee of all obligations of AIG Liquidity Corp.

•	AIG Program Funding, Inc. is a wholly owned subsidiary of AIG. AIG provides a full and unconditional guarantee of all obligations of AIG Program Funding, Inc., which was established in 2007.
Condensed Consolidating Balance Sheet

	American
	International		AIG		AIG
	Group, Inc.		Liquidity		Program	Other		Consolidated
(in millions)	(As Guarantor)	AIGLH	Corp.		Funding, Inc.	Subsidiaries	Eliminations	AIG

December 31, 2007
Assets:
Investments and financial services assets	$14,648	$40		$—	$—	$859,063	$(21,790)	$851,961
Cash	84	1		—	—	2,199	—	2,284
Carrying value of subsidiaries and partially owned companies, at equity	111,714	24,396		—	—	18,542	(153,998)	654
Other assets	9,414	2,592		—	—	193,445	155	205,606

Total assets	$135,860	$27,029		$—	$—	$1,073,249	$(175,633)	$1,060,505

Liabilities:
Insurance liabilities	$43	$—		$—	$—	$534,369	$(75)	$534,337
Debt	36,045	2,136		—	—	156,003	(18,135)	176,049
Other liabilities	3,971	2,826		—	—	250,506	(3,085)	254,218

Total liabilities	40,059	4,962		—	—	940,878	(21,295)	964,604

Preferred shareholders’ equity in subsidiary companies	—	—		—	—	100	—	100
Total shareholders’ equity	95,801	22,067		—	—	132,271	(154,338)	95,801

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$135,860	$27,029		$—	$—	$1,073,249	$(175,633)	$1,060,505

December 31, 2006
Assets:
Investments and financial services assets	$7,346	$—	$	*	$—	$800,350	$(14,822)	$792,874
Cash	76	—		*	—	1,514	—	1,590
Carrying value of subsidiaries and partially owned companies, at equity	109,125	27,967		—	—	8,436	(144,427)	1,101
Other assets	3,989	2,622		*	—	179,183	(1,949)	183,845

Total assets	$120,536	$30,589	$	*	$—	$989,483	$(161,198)	$979,410

Liabilities:
Insurance liabilities	$21	$—		$—	$—	$498,263	$(64)	$498,220
Debt	15,157	2,136		*	—	146,206	(14,820)	148,679
Other liabilities	3,681	3,508		*	—	224,936	(1,482)	230,643

Total liabilities	18,859	5,644		*	$—	869,405	(16,366)	877,542

Preferred shareholders’ equity in subsidiary companies	—	—		—	—	191	—	191
Total shareholders’ equity	101,677	24,945		*	—	119,887	(144,832)	101,677

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$120,536	$30,589	$	*	$—	$989,483	$(161,198)	$979,410

* Less than $1 million.
198        AIG 2007 Form 10-K

American International Group, Inc. and Subsidiaries

23. Information Provided in Connection With Outstanding Debt
Continued
Condensed Consolidating Statement of Income

	American
	International		AIG		AIG
	Group, Inc.		Liquidity		Program	Other		Consolidated
(in millions)	Guarantor	AIGLH	Corp.		Funding, Inc.	Subsidiaries	Eliminations	AIG

Year Ended December 31, 2007
Operating income (loss)	$(2,379)	$(152)	$	*	$—	$11,474	$—	$8,943
Equity in undistributed net income of consolidated subsidiaries	3,121	(27)		—	—	—	(3,094)	—
Dividend income from consolidated subsidiaries	4,685	1,358		—	—	—	(6,043)	—
Income taxes (benefits)	(773)	248		*	—	1,980	—	1,455
Minority interest	—	—		—	—	(1,288)	—	(1,288)

Net income (loss)	$6,200	$931	$	*	$—	$8,206	$(9,137)	$6,200

Year Ended December 31, 2006
Operating income (loss)	$(786)	$122	$	*	$—	$22,351	$—	$21,687
Equity in undistributed net income of consolidated subsidiaries	13,308	1,263		—	—	—	(14,571)	—
Dividend income from consolidated subsidiaries	1,689	602		—	—	—	(2,291)	—
Income taxes (benefits)	197	(131)		*	—	6,471	—	6,537
Minority interest	—	—		—	—	(1,136)	—	(1,136)
Cumulative effect of an accounting change	34	—		—	—	—	—	34

Net income (loss)	$14,048	$2,118	$	*	$—	$14,744	$(16,862)	$14,048

Year Ended December 31, 2005
Operating income (loss)	$(1,569)	$(200)	$	*	$—	$16,982	$—	$15,213
Equity in undistributed net income of consolidated subsidiaries	10,156	2,530		—	—	—	(12,686)	—
Dividend income from consolidated subsidiaries	1,958	—		—	—	—	(1,958)	—
Income taxes (benefits)	68	(92)		*	—	4,282	—	4,258
Minority interest	—	—		—	—	(478)	—	(478)

Net income (loss)	$10,477	$2,422	$	*	$—	$12,222	$(14,644)	$10,477

* Less than $1 million.
AIG 2007 Form 10-K         199

American International Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements Continued

23. Information Provided in Connection With Outstanding Debt
Continued
Condensed Consolidating Statements of Cash Flow

	American
	International		AIG			AIG
	Group, Inc.		Liquidity			Program	Other	Consolidated
(in millions)	Guarantor	AIGLH	Corp.			Funding, Inc.	Subsidiaries	AIG

Year Ended December 31, 2007
Net cash provided by (used in) operating activities	$(770)	$214	$		*	$—	$35,727	$35,171

Cash flows from investing:
Invested assets disposed	3,057	—		—		—	175,201	178,258
Invested assets acquired	(9,666)	—		—		—	(235,729)	(245,395)
Other	(4,128)	—			*	—	3,258	(870)

Net cash used in investing activities	(10,737)	—			*	—	(57,270)	(68,007)

Cash flows from financing activities:
Issuance of debt	20,582	—		—		—	82,628	103,210
Repayments of debt	(1,253)	—		—		—	(78,823)	(80,076)
Payments advanced to purchase shares	(6,000)	—		—		—	—	(6,000)
Cash dividends paid to shareholders	(1,881)	—		—		—	—	(1,881)
Other	67	(213)			*	—	18,373	18,227

Net cash provided by (used in) financing activities	11,515	(213)			*	—	22,178	33,480

Effect of exchange rate changes on cash	—	—		—		—	50	50
Change in cash	8	1			*	—	685	694
Cash at beginning of year	76	—		—		—	1,514	1,590

Cash at end of year	$84	$1	$		*	$—	$2,199	$2,284

Year Ended December 31, 2006
Net cash provided by (used in) operating activities	$(590)	$258	$		*	$—	$6,619	$6,287

Cash flows from investing:
Invested assets disposed	3,402	—		—		—	154,704	158,106
Invested assets acquired	(8,298)	—		—		—	(216,663)	(224,961)
Other	(2,747)	(67)			*	—	1,717	(1,097)

Net cash used in investing activities	(7,643)	(67)			*	—	(60,242)	(67,952)

Cash flows from financing activities:
Issuance of debt	12,038	—		—		—	61,950	73,988
Repayments of debt	(2,417)	—		—		—	(34,072)	(36,489)
Cash dividends paid to shareholders	(1,638)	—		—		—	—	(1,638)
Other	136	(191)			*	—	25,438	25,383

Net cash provided by (used in) financing activities	8,119	(191)			*	—	53,316	61,244

Effect of exchange rate changes on cash	—	—		—		—	114	114
Change in cash	(114)	—			*	—	(193)	(307)
Cash at beginning of year	190	—		—		—	1,707	1,897

Cash at end of year	$76	$—	$		*	$—	$1,514	$1,590

Year Ended December 31, 2005
Net cash provided by operating activities	$1,854	$805	$		*	$—	$20,754	$23,413

Cash flows from investing:
Invested assets disposed	—	—		—		—	185,884	185,884
Invested assets acquired	(598)	—		—		—	(245,804)	(246,402)
Other	(1,083)	(247)			*	—	389	(941)

Net cash used in investing activities	(1,681)	(247)			*	—	(59,531)	(61,459)

Cash flows from financing activities:
Issuance of debt	2,101	—		—		—	64,960	67,061
Repayments of debt	(607)	(398)		—		—	(51,099)	(52,104)
Cash dividends paid to shareholders	(1,421)	—		—		—	—	(1,421)
Other	(73)	(160)			*	—	24,794	24,561

Net cash provided by (used in) financing activities	—	(558)			*	—	38,655	38,097

Effect of exchange rate changes on cash	—			—		—	(163)	(163)
Change in cash	173	—			*	—	(285)	(112)
Cash at beginning of year	17	—		—		—	1,992	2,009

Cash at end of year	$190	$—	$		*	$—	$1,707	$1,897

* Less than $1 million.
200        AIG 2007 Form 10-K

American International Group, Inc. and Subsidiaries

24. Cash Flows
As part of its ongoing remediation activities, AIG has made certain revisions to the Consolidated Statement of Cash Flows, primarily relating to the effect of reclassifying certain policyholders’ account balances, the elimination of certain intercompany balances and revisions related to separate account assets. Accordingly, AIG revised the previous periods presented to conform to the revised presentation.
The revisions and their effect in the consolidated statement of cash flows for the years ended 2006 and 2005 are presented below:

	For the Years Ended
	December 31,

(in millions)	2006	2005

Cash flows from operating activities — As previously reported	$6,829	$25,382
Revisions	(542)	(1,969)

Cash flows from operating activities — As revised	$6,287	$23,413

Cash flows from investing activities — As previously reported	$(67,040)	$(62,500)
Revisions	(912)	1,041

Cash flows from investing activities — As revised	$(67,952)	$(61,459)

Cash flows from financing activities — As previously reported	$59,790	$37,169
Revisions	1,454	928

Cash flows from financing activities — As revised	$61,244	$38,097

There was no effect on ending cash balances.
AIG 2007 Form 10-K         201

American International Group, Inc. and Subsidiaries
Part II – Other Information

Item 9.
Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A.
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Annual Report on Form 10-K, an evaluation was carried out by AIG’s management, with the participation of AIG’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of AIG’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of December 31, 2007. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
    During the evaluation of disclosure controls and procedures as of December 31, 2007 conducted during the preparation of AIG’s financial statements to be included in this Annual Report on Form 10-K, a material weakness in internal control over financial reporting relating to the fair value valuation of the AIGFP super senior credit default swap portfolio was identified. As a result of this material weakness, described more fully below, AIG’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, AIG’s disclosure controls and procedures were ineffective.
    As of December 31, 2007 and as described under Remediation of Prior Material Weaknesses in Internal Control Over Financial Reporting below, the material weakness relating to the controls over income tax accounting no longer existed.
    Notwithstanding the existence of this material weakness in internal control over financial reporting relating to the fair value valuation of the AIGFP super senior credit default swap portfolio, AIG believes that the consolidated financial statements in this Annual Report on Form 10-K fairly present, in all material respects, AIG’s consolidated financial condition as of December 31, 2007 and 2006, and consolidated results of its operations and cash flows for the years ended December 31, 2007, 2006 and 2005, in conformity with U.S. generally accepted accounting principles (GAAP).
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
    AIG management conducted an assessment of the effectiveness of AIG’s internal control over financial reporting as of December 31, 2007 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
    A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of AIG’s annual or interim financial statements will not be prevented or detected on a timely basis. AIG management has concluded that, as of December 31, 2007, the following material weakness existed relating to the fair value valuation of the AIGFP super senior credit default swap portfolio.
    As of December 31, 2007, controls over the AIGFP super senior credit default swap portfolio valuation process and oversight thereof were not effective. AIG had insufficient resources to design and carry out effective controls to prevent or detect errors and to determine appropriate disclosures on a timely basis with respect to the processes and models introduced in the fourth quarter of 2007. As a result, AIG had not fully developed its controls to assess, on a timely basis, the relevance to its valuation of all third party information. Also, controls to permit the appropriate oversight and monitoring of the AIGFP super senior credit default swap portfolio valuation process, including timely sharing of information at the appropriate levels of the organization, did not operate effectively. As a result, controls over the AIGFP super senior credit default swap portfolio valuation process and oversight thereof were not adequate to prevent or detect misstatements in the accuracy of management’s fair value estimates and disclosures on a timely basis, resulting in adjustments for purposes of AIG’s December 31, 2007 consolidated financial statements. In addition, this deficiency could result in a misstatement in management’s fair value estimates or disclosures that could be material to AIG’s annual or interim consolidated financial statements that would not be prevented or detected on a timely basis.
    Solely as a result of the material weakness in internal control over the fair value valuation of the AIGFP super senior credit default swap portfolio described above, AIG management has concluded that, as of December 31, 2007, AIG’s internal control over financial reporting was not effective based on the criteria in Internal Control — Integrated Framework issued by the COSO.
    The effectiveness of AIG’s internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public
202        AIG 2007 Form 10-K

American International Group, Inc. and Subsidiaries

accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K.
Remediation of Prior Material Weakness in Internal Control Over Financial Reporting
    AIG has been actively engaged in the implementation of remediation efforts to address the material weakness in controls over income tax accounting that was in existence at December 31, 2006. These remediation efforts, outlined below, are specifically designed to address the material weakness identified by AIG management. As a result of its assessment of the effectiveness of internal control over financial reporting, AIG management determined that as of December 31, 2007, the material weakness relating to the controls over income tax accounting no longer existed.
    AIG’s remediation efforts were governed by a Steering Committee, under the direction of AIG’s Chief Risk Officer and included AIG’s Chief Executive Officer, Chief Financial Officer and Comptroller. The status of remediation was reviewed with the Audit Committee who was advised of issues encountered and key decisions reached by AIG management.
    As of December 31, 2006, AIG did not maintain effective controls over the determination and reporting of certain components of the provision for income taxes and related income tax balances. Specifically, AIG did not maintain effective controls to review and monitor the accuracy of the components of the income tax provision calculations and related income tax balances and to monitor the differences between the income tax basis and the financial reporting basis of assets and liabilities to effectively reconcile the differences to the deferred income tax balances.
During 2007, AIG management took the following actions to remediate this material weakness:

•	Implemented standard key controls to review and monitor the income tax provision and related income tax balances at applicable AIG business units globally and parent company, and conducted testing of these controls to verify their effectiveness,
•	Completed the evaluation and reconciliation of certain historical balance sheet income tax accounts at applicable AIG business units globally and parent company, as well as a more detailed financial statement exposure analysis of income tax balances,
•	Hired additional qualified staff, including Tax Directors and Tax Accountants, at designated business units globally and parent company, and
•	Continued the development and dissemination of income tax accounting training and education programs at parent company and business unit levels through site visits and training conferences.
    AIG continues to develop further enhancements to its controls over income tax accounting at certain business units. Based upon the significant actions taken and the testing and evaluation of the effectiveness of the controls, AIG management has concluded the material weakness in AIG’s controls over income tax accounting no longer existed as of December 31, 2007.
Continuing Remediation
AIG is actively engaged in the development and implementation of a remediation plan to address the material weakness in controls over the fair value valuation of the AIGFP super senior credit default swap portfolio and oversight thereof as of December 31, 2007. The components of this remediation plan, once implemented, are intended to ensure that the key controls over the valuation process are operating effectively and are sustainable. These components include assigning dedicated and experienced resources at AIGFP with the responsibility for valuation, enhancing the technical resources at AIG over the valuation of the super senior credit default swap portfolio and strengthening corporate oversight over the valuation methodologies and processes. AIG management continues to assign the highest priority to AIG’s remediation efforts in this area, with the goal of remediating this material weakness by year-end 2008.
    AIG’S remediation efforts will be governed by a Steering Committee under the direction of AIG’s Chief Risk Officer and also including AIG’s Chief Executive Officer, Chief Financial Officer and Comptroller. The status of remediation of the material weakness will be reviewed with the Audit Committee and this Committee will be advised of issues encountered and key decisions reached by AIG management relating to the remediation efforts.
    Notwithstanding the existence of this material weakness in internal control over financial reporting relating to the fair value valuation of the AIGFP super senior credit default swap portfolio, due to the substantive alternative procedures performed and compensating controls introduced after December 31, 2007, AIG believes that the consolidated financial statements fairly present, in all material respects, AIG’s consolidated financial condition as of December 31, 2007 and 2006, and consolidated results of its operations and cash flows for the years ended December 31, 2007, 2006 and 2005, in conformity with GAAP.
    AIG recognizes that continued improvement in its internal controls over financial reporting and consolidation processes, investment accounting, reinsurance accounting and income tax accounting, is necessary. Over time, AIG intends to reduce its reliance on certain manual controls that have been established. AIG is currently developing new systems and processes which will allow it to rely on front-end preventive and detective controls which will be more sustainable over the long term. To accomplish its goals, AIG recognizes its need to continue strengthening and investing in financial personnel, systems and processes. AIG is committed to continuing the significant investments over the next several years necessary to make these improvements.
Changes in Internal Control over Financial Reporting
Changes in AIG’s internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, AIG’s internal control over financial reporting have been described above.
AIG 2007 Form 10-K         203

American International Group, Inc. and Subsidiaries
Part II – Other Information Continued

Item 9B.
Other Information
None.
204        AIG 2007 Form 10-K

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
Part IV

Item 15.
Exhibits and Financial Statement Schedules
(a) Financial Statements and Schedules. See accompanying Index to Financial Statements.
(b) Exhibits. See accompanying Exhibit Index.
AIG 2007 Form 10-K         205

American International Group, Inc. and Subsidiaries

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York, on the 28th of February, 2008.

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
    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons in the capacities indicated on the 28th of February, 2008.

Signature	Title

/s/ Martin J. Sullivan (Martin J. Sullivan)	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Steven J. Bensinger (Steven J. Bensinger)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ David L. Herzog (David L. Herzog)	Senior Vice President and Comptroller (Principal Accounting Officer)

/s/ Stephen F. Bollenbach (Stephen F. Bollenbach)	Director

/s/ Marshall A. Cohen (Marshall A. Cohen)	Director

/s/ Martin S. Feldstein (Martin S. Feldstein)	Director

/s/ Ellen V. Futter (Ellen V. Futter)	Director

/s/ Stephen L. Hammerman (Stephen L. Hammerman)	Director

/s/ Richard C. Holbrooke (Richard C. Holbrooke)	Director
206        AIG 2007 Form 10-K

American International Group, Inc. and Subsidiaries

Signature	Title

/s/ Fred H. Langhammer (Fred H. Langhammer)	Director

/s/ George L. Miles, Jr. (George L. Miles, Jr.)	Director

/s/ Morris W. Offit (Morris W. Offit)	Director

/s/ James F. Orr III (James F. Orr III)	Director

/s/ Virginia M. Rometty (Virginia M. Rometty)	Director

/s/ Michael H. Sutton (Michael H. Sutton)	Director

/s/ Edmund S.W. Tse (Edmund S.W. Tse)	Director

/s/ Robert B. Willumstad (Robert B. Willumstad)	Director

/s/ Frank G. Zarb (Frank G. Zarb)	Director
AIG 2007 Form 10-K         207

American International Group, Inc. and Subsidiaries

EXHIBIT INDEX

Exhibit
Number	Description		Location

2	Plan of acquisition, reorganization, arrangement, liquidation or succession
	Agreement and Plan of Merger, dated as of May 11, 2001, among American International Group, Inc., Washington Acquisition Corporation and American General Corporation		Incorporated by reference to Exhibit 2.1(i)(a) to AIG’s Registration Statement on Form S-4 (File No. 333-62688).
3(i)(a)	Restated Certificate of Incorporation of AIG		Incorporated by reference to Exhibit 3(i) to AIG’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-8787).
3(i)(b)	Certificate of Amendment of Certificate of Incorporation of AIG, filed June 3, 1998		Incorporated by reference to Exhibit 3(i) to AIG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-8787).
3(i)(c)	Certificate of Merger of SunAmerica Inc. with and into AIG, filed December 30, 1998 and effective January 1, 1999		Incorporated by reference to Exhibit 3(i) to AIG’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-8787).
3(i)(d)	Certificate of Amendment of Certificate of Incorporation of AIG, filed June 5, 2000		Incorporated by reference to Exhibit 3(i)(c) to AIG’s Registration Statement on Form S-4 (File No. 333-45828).
3(ii)	Amended and Restated By-laws of AIG		Incorporated by reference to Exhibit 3(i) to AIG’s Current Report on Form 8-K filed with the SEC on January 17, 2008 (File No. 1-8787).
4	Instruments defining the rights of security holders, including indentures
Certain instruments defining the rights of holders of long- term debt securities of AIG and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. AIG hereby undertakes to furnish to the Commission, upon request, copies of any such instruments.

9	Voting Trust Agreement		None.
10	Material contracts*
	(1)	AIG 1969 Employee Stock Option Plan and Agreement Form	Filed as exhibit to AIG’s Registration Statement (File No. 2-44043) and incorporated herein by reference.
	(2)	AIG 1972 Employee Stock Option Plan	Filed as exhibit to AIG’s Registration Statement (File No. 2-44702) and incorporated herein by reference.
	(3)	AIG 1972 Employee Stock Purchase Plan	Filed as exhibit to AIG’s Registration Statement (File No. 2-44043) and incorporated herein by reference.
	(4)	AIG 1984 Employee Stock Purchase Plan	Filed as exhibit to AIG’s Registration Statement (File No. 2-91945) and incorporated herein by reference.
	(5)	AIG Amended and Restated 1996 Employee Stock Purchase Plan	Filed as exhibit to AIG’s Definitive Proxy Statement dated April 4, 2003 (File No. 1-8787) and incorporated herein by reference.
	(6)	AIG 2003 Japan Employee Stock Purchase Plan	Incorporated by reference to Exhibit 4 to AIG’s Registration Statement on Form S-8 (File No. 333-111737).
	(7)	AIG 1977 Stock Option and Stock Appreciation Rights Plan	Filed as exhibit to AIG’s Registration Statement (File No. 2-59317) and incorporated herein by reference.
	(8)	AIG 1982 Employee Stock Option Plan	Filed as exhibit to AIG’s Registration Statement (File No. 2-78291) and incorporated herein by reference.
	(9)	AIG 1987 Employee Stock Option Plan	Filed as exhibit to AIG’s Definitive Proxy Statement dated April 6, 1987 (File No. 0-4652) and incorporated herein by reference.
	(10)	AIG 1991 Employee Stock Option Plan	Filed as exhibit to AIG’s Definitive Proxy Statement dated April 4, 1997 (File No. 1-8787) and incorporated herein by reference.

*	All material contracts are management contracts or compensatory plans or arrangements, except items (66), (67), (68) and (69).
208        AIG 2007 Form 10-K

American International Group, Inc. and Subsidiaries

Exhibit
Number	Description		Location

	(11)	AIG Amended and Restated 1999 Stock Option Plan	Filed as exhibit to AIG’s Definitive Proxy Statement dated April 4, 2003 (File No. 1-8787) and incorporated herein by reference.
	(12)	Form of Stock Option Grant Agreement under the AIG Amended and Restated 1999 Stock Option Plan	Incorporated by reference to Exhibit 10(a) to AIG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-8787).
	(13)	AIG Amended and Restated 2002 Stock Incentive Plan	Incorporated by reference to Exhibit 4(a) to AIG’s Registration Statement on Form S-8 (File No. 333-101967).
	(14)	Form of Restricted Stock Unit Award Agreement under the AIG Amended and Restated 2002 Stock Incentive Plan	Incorporated by reference to Exhibit 10(b) to AIG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-8787).
	(15)	AIG Executive Deferred Compensation Plan	Incorporated by reference to Exhibit 4(a) to AIG’s Registration Statement on Form S-8 (File No. 333-101640).
	(16)	AIG Supplemental Incentive Savings Plan	Incorporated by reference to Exhibit 4(b) to AIG’s Registration Statement on Form S-8 (File No. 333-101640).
	(17)	AIG Director Stock Plan	Filed as an exhibit to AIG’s Definitive Proxy Statement dated April 5, 2004 (File No. 1-8787) and incorporated herein by reference.
	(18)	AIG Chief Executive Officer Annual Compensation Plan	Filed as an exhibit to AIG’s Definitive Proxy Statement dated April 5, 2004 (File No. 1-8787) and incorporated herein by reference.
	(19)	AIRCO 1972 Employee Stock Option Plan	Incorporated by reference to AIG’s Joint Proxy Statement and Prospectus (File No. 2-61994).
	(20)	AIRCO 1977 Stock Option and Stock Appreciation Rights Plan	Incorporated by reference to AIG’s Joint Proxy Statement and Prospectus (File No. 2-61994).
	(21)	Purchase Agreement between AIA and Mr. E.S.W. Tse	Incorporated by reference to Exhibit 10(l) to AIG’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-8787).
	(22)	Retention and Employment Agreement between AIG and Jay S. Wintrob	Incorporated by reference to Exhibit 10(m) to AIG’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-8787).
	(23)	SunAmerica Inc. 1988 Employee Stock Plan	Incorporated by reference to Exhibit 4(a) to AIG’s Registration Statement on Form S-8 (File No. 333-70069).
	(24)	SunAmerica 1997 Employee Incentive Stock Plan	Incorporated by reference to Exhibit 4(b) to AIG’s Registration Statement on Form S-8 (File No. 333-70069).
	(25)	SunAmerica Nonemployee Directors’ Stock Option Plan	Incorporated by reference to Exhibit 4(c) to AIG’s Registration Statement on Form S-8 (File No. 333-70069).
	(26)	SunAmerica 1995 Performance Stock Plan	Incorporated by reference to Exhibit 4(d) to AIG’s Registration Statement on Form S-8 (File No. 333-70069).
	(27)	SunAmerica Inc. 1998 Long-Term Performance-Based Incentive Plan For the Chief Executive Officer	Incorporated by reference to Exhibit 4(e) to AIG’s Registration Statement on Form S-8 (File No. 333-70069).
	(28)	SunAmerica Inc. Long-Term Performance-Based Incentive Plan Amended and Restated 1997	Incorporated by reference to Exhibit 4(f) to AIG’s Registration Statement on Form S-8 (File No. 333-70069).
	(29)	SunAmerica Five Year Deferred Cash Plan	Incorporated by reference to Exhibit 4(a) to AIG’s Registration Statement on Form S-8 (File No. 333-31346).
	(30)	SunAmerica Executive Savings Plan	Incorporated by reference to Exhibit 4(b) to AIG’s Registration Statement on Form S-8 (File No. 333-31346).

AIG 2007 Form 10-K         209

American International Group, Inc. and Subsidiaries

Exhibit
Number	Description		Location

	(31)	HSB Group, Inc. 1995 Stock Option Plan	Incorporated by reference to Exhibit 10(iii)(f) to HSB’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-13135).
	(32)	HSB Group, Inc. 1985 Stock Option Plan	Incorporated by reference to Exhibit 10(iii)(a) HSB’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 1-13135).
	(33)	HSB Group, Inc. Employee’s Thrift Incentive Plan	Incorporated by reference to Exhibit 4(i)(c) to The Hartford Steam Boiler Inspection and Insurance Company’s Registration Statement on Form S-8 (File No. 33-36519).
	(34)	American General Corporation 1984 Stock and Incentive Plan	Incorporated by reference to Exhibit 10.1 to American General Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-7981).
	(35)	Amendment to American General Corporation 1984 Stock and Incentive Plan (January 2000)	Incorporated by reference to Exhibit 10.2 to American General Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-7981).
	(36)	American General Corporation 1994 Stock and Incentive Plan (January 2000)	Incorporated by reference to Exhibit 10.2 to American General Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-7981).
	(37)	Amendment to American General Corporation 1994 Stock and Incentive Plan (January 1999)	Incorporated by reference to Exhibit 10.4 to American General Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-7981).
	(38)	Amendment to American General Corporation 1994 Stock and Incentive Plan (January 2000)	Incorporated by reference to Exhibit 10.5 to American General Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-7981).
	(39)	Amendment to American General Corporation 1994 Stock and Incentive Plan (November 2000)	Incorporated by reference to Exhibit 10.1 to American General Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-7981).
	(40)	American General Corporation 1997 Stock and Incentive Plan	Incorporated by reference to Exhibit 10.3 to American General Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-7981).
	(41)	Amendment to American General Corporation 1997 Stock and Incentive Plan (January 1999)	Incorporated by reference to Exhibit 10.7 to American General Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-7981).
	(42)	Amendment to American General Corporation 1997 Stock and Incentive Plan (November 2000)	Incorporated by reference to Exhibit 10.2 to American General Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-7981).
	(43)	American General Corporation 1999 Stock and Incentive Plan	Incorporated by reference to Exhibit 10.4 to American General Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-7981).
	(44)	Amendment to American General Corporation 1999 Stock and Incentive Plan (January 1999)	Incorporated by reference to Exhibit 10.9 to American General Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-7981).
	(45)	Amendment to American General Corporation 1999 Stock and Incentive Plan (November 2000)	Incorporated by reference to Exhibit 10.3 to American General Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-7981).
	(46)	Amended and Restated American General Corporation Deferred Compensation Plan (12/11/00)	Incorporated by reference to Exhibit 10.13 to American General Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-7981).

210        AIG 2007 Form 10-K

American International Group, Inc. and Subsidiaries

Exhibit
Number	Description		Location

	(47)	Amended and Restated Restoration of Retirement Income Plan for Certain Employees Participating in the Restated American General Retirement Plan (Restoration of Retirement Income Plan) (12/31/98)	Incorporated by reference to Exhibit 10.14 to American General Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-7981).
	(48)	Amended and Restated American General Supplemental Thrift Plan (12/31/98)	Incorporated by reference to Exhibit 10.15 to American General Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-7981).
	(49)	American General Employees’ Thrift and Incentive Plan (restated July 1, 2001)	Incorporated by reference to Exhibit 4(a) to AIG’s Registration Statement on Form S-8 (File No. 333-68640).
	(50)	American General Agents’ and Managers’ Thrift and Incentive Plan (restated July 1, 2001)	Incorporated by reference to Exhibit 4(b) to AIG’s Registration Statement on Form S-8 (File No. 333-68640).
	(51)	CommLoCo Thrift Plan (restated July 1, 2001)	Incorporated by reference to Exhibit 4(c) to AIG’s Registration Statement on Form S-8 (File No. 333-68640).
	(52)	Western National Corporation 1993 Stock and Incentive Plan, as amended	Incorporated by reference to Exhibit 10.18 to Western National Corporation’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-12540).
	(53)	USLIFE Corporation 1991 Stock Option Plan, as amended	Incorporated by reference to USLIFE Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (File No. 1-5683).
	(54)	Employment Agreement, Amendment to Employment Agreement, and Split-Dollar Agreement, including Assignment of Life Insurance Policy as Collateral, with Rodney O. Martin, Jr.	Incorporated by reference to Exhibit 10(xx) to AIG’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-8787).
	(55)	Employment Arrangements with Richard W. Scott
		(a) Employment Agreement	Incorporated by reference to Exhibit 10.3 to American General Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 1-7981).
		(b) Change in Control Severance Agreement	Incorporated by reference to Exhibit 10.32 to American General Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-7981).
		(c) Amendment to Employment Arrangements	Incorporated by reference to Exhibit 10(zz)(iii) to AIG’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-8787).
	(56)	Letter from AIG to Martin J. Sullivan, dated March 16, 2005	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on March 17, 2005 (File No. 1-8787).
	(57)	Letter from AIG to Steven J. Bensinger, dated March 16, 2005	Incorporated by reference to Exhibit 10.3 to AIG’s Current Report on Form 8-K filed with the SEC on March 17, 2005 (File No. 1-8787).
	(58)	Employment Agreement between AIG and Martin J. Sullivan, dated as of June 27, 2005	Incorporated by reference to Exhibit 10(1) to AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 1-8787).
	(59)	Employment Agreement between AIG and Steven J. Bensinger, dated as of June 27, 2005	Incorporated by reference to Exhibit 10(3) to AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 1-8787).
	(60)	Executive Severance Plan, effective as of June 27, 2005	Incorporated by reference to Exhibit 10(4) to AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 1-8787).

AIG 2007 Form 10-K         211

American International Group, Inc. and Subsidiaries

Exhibit
Number	Description		Location

	(61)	Assurance Agreement, by AIG in favor of eligible employees, dated as of June 27, 2005, relating to certain obligations of Starr International Company, Inc.	Incorporated by reference to Exhibit 10(6) to AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 1-8787).
	(62)	2005/2006 Deferred Compensation Profit Participation Plan	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on September 26, 2005 (File No. 1-8787).
	(63)	Summary of Director Compensation	Incorporated by reference to Exhibit 10.1 to AIG’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2007 (File No. 1-8787).
	(64)	AIG 2005 Senior Partners Plan	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on December 20, 2005 (File No. 1-8787).
	(65)	AIG Special Restricted Stock Unit Award Agreement with Steven J. Bensinger, dated January 6, 2006	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on January 9, 2006 (File No. 1-8787).
	(66)	Agreement with the United States Department of Justice, dated February 7, 2006	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on February 9, 2006 (File No. 1-8787).
	(67)	Final Judgment and Consent with the Securities and Exchange Commission, including the related complaint, dated February 9, 2006	Incorporated by reference to Exhibit 10.2 to AIG’s Current Report on Form 8-K filed with the SEC on February 9, 2006 (File No. 1-8787).
	(68)	Agreement between the Attorney General of the State of New York and AIG and its Subsidiaries, dated January 18, 2006	Incorporated by reference to Exhibit 10.3 to AIG’s Current Report on Form 8-K filed with the SEC on February 9, 2006 (File No. 1-8787).
	(69)	Stipulation with the State of New York Insurance Department, dated January 18, 2006	Incorporated by reference to Exhibit 10.4 to AIG’s Current Report on Form 8-K filed with the SEC on February 9, 2006 (File No. 1-8787).
	(70)	AIG Senior Partners Plan (amended and restated)	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on July 21, 2006 (File No. 1-8787).
	(71)	AIG Partners Plan	Incorporated by reference to Exhibit 10.2 to AIG’s Current Report on Form 8-K filed with the SEC on May 22, 2006 (File No. 1-8787).
	(72)	AIG Executive Incentive Plan	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on May 22, 2006 (File No. 1-8787).
	(73)	AIG Amended and Restated 2007 Stock Incentive Plan	Incorporated by reference to Exhibit 4 to AIG’s Registration Statement on Form S-8 (File No. 333-148148).
	(74)	AIG Form of Stock Option Award Agreement	Incorporated by reference to Exhibit 10.A to AIG’s Registration Statement on Form S-8 (File No. 333- 148148).
	(75)	AIG Form of Performance RSU Award Agreement	Incorporated by reference to Exhibit 10.B to AIG’s Registration Statement on Form S-8 (File No. 333- 148148).
	(76)	AIG Form of Time-Vested RSU Award Agreement	Incorporated by reference to Exhibit 10.C to AIG’s Registration Statement on Form S-8 (File No. 333- 148148).
	(77)	AIG Form of Time-Vested RSU Award Agreement with Four-Year Pro Rata Vesting	Incorporated by reference to Exhibit 10.D to AIG’s Registration Statement on Form S-8 (File No. 333- 148148).
	(78)	AIG Form of Time-Vested RSU Award Agreement with Three-Year Pro Rata Vesting	Incorporated by reference to Exhibit 10.E to AIG’s Registration Statement on Form S-8 (File No. 333- 148148).
	(79)	AIG Form of Non-Employee Director Deferred Stock Units Award Agreement	Incorporated by reference to Exhibit 10.F to AIG’s Registration Statement on Form S-8 (File No. 333- 148148).
11		Statement re computation of per share earnings	Included in Note 14 to Consolidated Financial Statements.
212        AIG 2007 Form 10-K

American International Group, Inc. and Subsidiaries

Exhibit
Number	Description	Location

12	Computation of Ratios of Earnings to Fixed Charges	Filed herewith.
13	Annual report to security holders	Not required to be filed.
18	Letter re change in accounting principles	None.
21	Subsidiaries of Registrant	Filed herewith.
23	Consent of PricewaterhouseCoopers LLP	Filed herewith.
24	Power of attorney	Included on the signature page hereof.
31	Rule 13a-14(a)/15d-14(a) Certifications	Filed herewith.
32	Section 1350 Certifications	Filed herewith.
99	Additional exhibits	None.

AIG 2007 Form 10-K         213

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
Summary of Investments — Other than Investments in Related Parties
Schedule I

			Amount at
At December 31, 2007			which shown in
(in millions)	Cost*	Fair Value	the Balance Sheet

Fixed maturities:
U.S. government and government-sponsored entities	$4,291	$4,492	$ 4,492
Obligations of states, municipalities and political subdivisions	67,414	68,770	68,182
Non U.S. governments	67,373	70,510	70,514
Public utilities	8,581	8,743	8,743
All other corporate	277,162	276,996	277,004

Total fixed maturities	424,821	429,511	428,935

Equity securities and mutual funds:
Common stocks:
Public utilities	443	562	562
Banks, trust and insurance companies	1,920	3,725	3,725
Industrial, miscellaneous and all other	8,909	12,045	12,045

Total common stocks	11,272	16,332	16,332
Preferred stocks	2,599	2,370	2,370
Mutual Funds	21,012	22,944	22,944

Total equity securities and mutual funds	34,883	41,646	41,646

Mortgage and other loans receivable	33,727	34,123	33,727
Financial services assets:
Securities available for sale, at fair value	40,157	40,305	40,305
Trading securities, at fair value	—	4,197	4,197
Spot commodities	—	238	238
Unrealized gain on swaps, options and forward transactions	—	16,442	16,442
Trade receivables	6,467	6,467	6,467
Securities purchased under agreements to resell, at contract value	20,950	20,950	20,950
Finance receivables, net of allowance	31,234	28,693	31,234
Securities lending invested collateral, at fair value	80,641	75,662	75,662
Other invested assets	57,000	59,668	58,823
Short-term investments, at cost (approximates fair value)	51,351	51,351	51,351

Total investments	—	—	$809,977

*	Original cost of equity securities and fixed maturities are reduced by other-than-temporary impairment charges, and, as to fixed maturities, reduced by repayments and adjusted for amortization of premiums or accrual of discounts.
226        AIG 2007 Form 10-K

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
Condensed Financial Information of Registrant
Balance Sheet — Parent Company Only
Schedule II

December 31,
(in millions)	2007	2006

Assets:
Cash	$84	$76
Invested assets	14,648	7,346
Carrying value of subsidiaries and partially owned companies, at equity	111,714	109,125
Premiums and insurance balances receivable — net	311	222
Other assets	9,103	3,767

Total assets	135,860	120,536

Liabilities:
Insurance balances payable	43	21
Due to affiliates — net	3,916	1,841
Notes and bonds payable	20,397	8,917
Loans payable	500	700
AIG MIP matched notes and bonds payable	14,274	5,468
Series AIGFP matched notes and bonds payable	874	72
Other liabilities	55	1,840

Total liabilities	40,059	18,859

Shareholders’ equity:
Common stock	6,878	6,878
Additional paid-in capital	1,936	2,590
Retained earnings	89,029	84,996
Accumulated other comprehensive income	4,643	9,110
Treasury stock	(6,685)	(1,897)

Total shareholders’ equity	95,801	101,677

Total liabilities and shareholders’ equity	$135,860	$120,536

See Accompanying Notes to Financial Statements — Parent Company Only.
Statement of Income — Parent Company Only

Years Ended December 31,
(in millions)	2007	2006	2005

Agency income (loss)	$10	$9	$3
Financial services income	69	531	507
Asset management income (loss)	99	34	(3)
Cash dividend income from consolidated subsidiaries	4,685	1,689	1,958
Dividend income from partially-owned companies	9	11	127
Equity in undistributed net income of consolidated subsidiaries and partially owned companies	3,121	13,308	10,156
Other expenses, net	(2,566)	(1,371)	(2,203)
Cumulative effect of an accounting change	—	34	—

Income before income taxes	5,427	14,245	10,545
Income taxes (benefits)	(773)	197	68

Net income	$6,200	$14,048	$10,477

See Accompanying Notes to Financial Statements — Parent Company Only.
AIG 2007 Form 10-K         227

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
Condensed Financial Information of Registrant Continued
Statement of Cash Flows — Parent Company Only
Schedule II

Years Ended December 31,
(in millions)	2007	2006	2005

Cash flows from operating activities:
Net income	$6,200	$14,048	$10,477

Adjustments to reconcile net income to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in income:
Equity in undistributed net income of consolidated subsidiaries and partially owned companies	(9,941)	(13,308)	(10,156)
Foreign exchange transaction (gains) losses	333	232	—
Changes in operating assets and liabilities:
Change in premiums and insurance balances receivable and payable	(44)	(423)	15
Loan receivables held for sale — purchases	(404)	—	—
Sales of loan receivables — held for sale	40	—	—
Other, net	3,046	(1,139)	1,518

Total adjustments	(6,970)	(14,638)	(8,623)

Net cash provided by (used in) operating activities	(770)	(590)	1,854

Cash flows from investing activities:
Purchase of investments	(7,640)	(7,875)	—
Sale of investments	3,057	3,402	—
Change in short-term investments	(3,631)	414	(598)
Contributions to subsidiaries and investments in partially owned companies	(755)	(3,017)	(966)
Mortgage and other loan receivables — originations and purchases	(2,026)	(423)	—
Payments received on mortgages and other loan receivables	498	15	—
Other, net	(240)	(159)	(117)

Net cash used in investing activities	(10,737)	(7,643)	(1,681)

Cash flows from financing activities:
Notes, bonds and loans issued	20,582	12,038	2,101
Repayments of notes, bonds and loans	(1,253)	(2,417)	(607)
Issuance of treasury stock	217	163	82
Cash dividends paid to shareholders	(1,881)	(1,638)	(1,421)
Payments advanced to purchase shares	(6,000)	—	—
Acquisition of treasury stock	(16)	(20)	(176)
Other, net	(134)	(7)	21

Net cash (used in) provided by financing activities	11,515	8,119	—

Change in cash	8	(114)	173
Cash at beginning of year	76	190	17

Cash at end of year	$84	$76	$190

NOTES TO FINANCIAL STATEMENTS — PARENT COMPANY ONLY

(1)	Agency operations conducted in New York through the North American Division of AIU are included in the financial statements of the parent company.

(2)	Certain prior period amounts have been reclassified to conform to the current period presentation.

(3)	“Equity in undistributed net income of consolidated subsidiaries and partially owned companies” in the accompanying Statement of Income — Parent Company Only — includes equity in income of the minority-owned insurance operations.
228        AIG 2007 Form 10-K

American International Group, Inc. and Subsidiaries
Supplementary Insurance Information
Schedule III
At December 31, 2007, 2006 and 2005 and for the years then ended

		Reserves
		for Losses					Losses	Amortization
	Deferred	and Loss	Reserve	Policy	Premiums		and Loss	of Deferred
	Policy	Expenses,	for	and	and Other	Net	Expenses	Policy	Other	Net
	Acquisition	Future Policy	Unearned	Contract	Considerations	Investment	Incurred,	Acquisition	Operating	Premiums
Segment (in millions)	Costs	Benefits(a)	Premiums	Claims(b)	Revenue	Income	Benefits	Costs	Expenses	Written

2007
General Insurance	$4,643	$85,500	$28,022	$—	$45,682	$6,132	$29,982	$8,235	$2,965	$47,067
Life Insurance & Retirement Services	38,445	136,068	—	3,123	33,627	22,341	36,188	3,367	5,829	—
Other	62	—	—	—	(4)	(11)	(55)	—	—	—

	$43,150	$221,568	$28,022	$3,123	$79,305	$28,462	$66,115	$11,602	$8,794	$47,067

2006
General Insurance	$4,355	$79,999	$26,271	$—	$43,451	$5,696	$28,052	$7,866	$2,876	$44,866
Life Insurance & Retirement Services	32,810	121,004	—	2,788	30,766	20,024	32,086	3,712	4,959	—
Other	70	—	—	—	(4)	350	149	—	—	—

	$37,235	$201,003	$26,271	$2,788	$74,213	$26,070	$60,287	$11,578	$7,835	$44,866

2005
General Insurance	$4,048	$77,169	$24,243	$—	$40,809	$4,031	$33,091	$7,365	$2,403	$41,872
Life Insurance & Retirement Services	28,106	107,825	—	2,473	29,501	18,677	31,009	3,328	4,718	—
Other	—	—	—	—	—	(124)	—	—	—	—

	$32,154	$184,994	$24,243	$2,473	$70,310	$22,584	$64,100	$10,693	$7,121	$41,872

(a)	Reserves for losses and loss expenses with respect to the General Insurance operations are net of discounts of $2.43 billion, $2.26 billion and $2.11 billion at December 31, 2007, 2006 and 2005, respectively.

(b)	Reflected in insurance balances payable on the accompanying consolidated balance sheet.
AIG 2007 Form 10-K         229

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
Reinsurance
Schedule IV
At December 31, 2007, 2006 and 2005 and for the years then ended

						Percent of
		Ceded to	Assumed			Amount
	Gross	Other	from Other			Assumed
(dollars in millions)	Amount	Companies	Companies	Net Amount		to Net

2007
Life Insurance in-force	$2,311,022	$402,654	$1,023	$1,909,391		0.1%

Premiums:
General Insurance	$52,055	$11,731	$6,743	$47,067		14.3%
Life Insurance & Retirement Services	34,555	1,778	30	32,807	*	0.1

Total premiums	$86,610	$13,509	$6,773	$79,874		8.5%

2006
Life Insurance in-force	$2,069,617	$408,970	$983	$1,661,630		0.1%

Premiums:
General Insurance	$49,609	$11,414	$6,671	$44,866		14.9%
Life Insurance & Retirement Services	32,227	1,481	20	30,766	*	0.1

Total premiums	$81,836	$12,895	$6,691	$75,632		8.8%

2005
Life Insurance in-force	$1,838,337	$365,082	$14,496	$1,487,751		1.0%

Premiums:
General Insurance	$46,689	$10,853	$6,036	$41,872		14.4%
Life Insurance & Retirement Services	30,738	1,317	80	29,501	*	0.3

Total premiums	$77,427	$12,170	$6,116	$71,373		8.6%

*	Includes accident and health premiums of $6.76 billion, $7.11 billion and $6.51 billion in 2007, 2006 and 2005, respectively.
230        AIG 2007 Form 10-K

American International Group, and Subsidiaries
Valuation and Qualifying Accounts
Schedule V
For the years ended December 31, 2007, 2006 and 2005

		Additions

	Balance,	Charged to
	Beginning	Costs and		Other	Balance,
(in millions)	of Year	Expenses	Charge offs	Changes(a)	End of Year

2007
Allowance for mortgage and other loans receivable	$64	$22	$(7)	$(2)	$77
Allowance for finance receivables	737	646	(632)	127	878
Allowance for premiums and insurances balances receivable	756	114	(216)	8	662
Allowance for reinsurance assets	536	131	(62)	(85)	520
Overhaul reserve(b)	245	290	—	(163)	372

2006
Allowance for mortgage and other loans receivable	$64	$17	$(11)	$(6)	$64
Allowance for finance receivables	670	495	(534)	106	737
Allowance for premiums and insurances balances receivable	871	240	(481)	126	756
Allowance for reinsurance assets	999	147	(381)	(229)	536
Overhaul reserve(b)	127	264	—	(146)	245

2005
Allowance for mortgage and other loans receivable	$83	$1	$(26)	$6	$64
Allowance for finance receivables	571	435	(414)	78	670
Allowance for premiums and insurances balances receivable	561	418	(104)	(4)	871
Allowance for reinsurance assets	846	185	(49)	17	999
Overhaul reserve(b)	68	245	—	(186)	127

(a)	Includes recoveries of amounts previously charged off and reclassifications to/from other accounts.

(b)	Amounts for Overhaul reserve represent reimbursements to lessees for overhauls performed and amounts transferred to buyers for aircraft sold and is included in Other liabilities in the consolidated balance sheet.
AIG 2007 Form 10-K         231