Form 10-Q
period 2008-03-31
AMERICAN INTERNATIONAL GROUP INC
filed 2008-05-08
CIK 5272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008
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

(Do not check if a
smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐         No ☑
     As of April 30, 2008, there were 2,492,061,043 shares outstanding of the registrant’s common stock.

		Page
Description		Number

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	103
Item 4.	Controls and Procedures	103
PART II — OTHER INFORMATION
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	104
Item 6.	Exhibits	104
SIGNATURE		105
EX-10.1: PARTNERS PLAN
EX-10.2: SENIOR PARTNERS PLAN
EX-12: STATEMENT RE COMPUTATION OF RATIOS
EX-31: CERTIFICATIONS
EX-32: CERTIFICATIONS
Explanatory Note
Throughout this report, AIG’s operations formerly referred to as the Domestic Brokerage Group (DBG) are referred to as AIG Commercial Insurance (Commercial Insurance). See page 48 for additional information.

American International Group, Inc. and Subsidiaries
Part I – FINANCIAL INFORMATION
ITEM 1. Financial Statements (unaudited)
CONSOLIDATED BALANCE SHEET
(in millions) (unaudited)

	March 31,	December 31,
	2008	2007

Assets:
Investments and Financial Services assets:
Fixed maturities:
Bonds available for sale, at fair value (amortized cost: 2008 – $396,168; 2007 – $393,170)	$395,487	$397,372
Bonds held to maturity, at amortized cost (fair value: 2008 – $21,839; 2007 – $22,157)	21,566	21,581
Bond trading securities, at fair value	9,375	9,982
Equity securities:
Common stocks available for sale, at fair value (cost: 2008 – $12,387; 2007 – $12,588)	16,122	17,900
Common and preferred stocks trading, at fair value	21,671	21,376
Preferred stocks available for sale, at fair value (cost: 2008 – $2,609; 2007 – $2,600)	2,451	2,370
Mortgage and other loans receivable, net of allowance (2008 – $87; 2007 – $77) (held for sale: 2008 – $6; 2007 – $377 (amount measured at fair value: 2008 – $810)	34,373	33,727
Financial Services assets:
Flight equipment primarily under operating leases, net of accumulated depreciation (2008 – $10,932; 2007 – $10,499)	42,832	41,984
Securities available for sale, at fair value (cost: 2008 – $1,143; 2007 – $40,157)	1,096	40,305
Trading securities, at fair value	35,998	4,197
Spot commodities, at fair value in 2008	728	238
Unrealized gain on swaps, options and forward transactions, at fair value	20,598	16,442
Trade receivables	8,896	6,467
Securities purchased under agreements to resell, at fair value in 2008	19,708	20,950
Finance receivables, net of allowance (2008 – $985; 2007 – $878) (receivables held for sale: 2008 – $80; 2007 – $233)	32,601	31,234
Securities lending invested collateral, at fair value (cost: 2008 – $73,610; 2007 – $80,641)	64,261	75,662
Other invested assets (amount measured at fair value: 2008 – $21,688; 2007 – $20,827)	61,191	58,823
Short-term investments (amount measured at fair value: 2008 – $2,801)	52,298	51,351

Total Investments and Financial Services assets	841,252	851,961
Cash	2,489	2,284
Investment income due and accrued	6,696	6,587
Premiums and insurance balances receivable, net of allowance (2008 – $638; 2007 – $662)	20,437	18,395
Reinsurance assets, net of allowance (2008 – $526; 2007 – $520)	22,895	23,103
Deferred policy acquisition costs	44,066	43,150
Investments in partially owned companies	710	654
Real estate and other fixed assets, net of accumulated depreciation (2008 – $5,630; 2007 – $5,446)	5,635	5,518
Separate and variable accounts, at fair value	72,973	78,684
Goodwill	10,182	9,414
Income taxes receivable	2,762	—
Other assets (amount measured at fair value: 2008 – $5,123; 2007 – $4,152)	20,989	20,755

Total assets	$1,051,086	$1,060,505

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEET (continued)
(in millions, except share data) (unaudited)

	March 31,	December 31,
	2008	2007

Liabilities:
Reserve for losses and loss expenses	$86,860	$85,500
Unearned premiums	28,889	28,022
Future policy benefits for life and accident and health insurance contracts	143,425	136,068
Policyholders’ contract deposits (amount measured at fair value: 2008 – $4,118; 2007 – $295)	261,264	258,459
Other policyholders’ funds	13,191	12,599
Commissions, expenses and taxes payable	5,523	6,310
Insurance balances payable	5,504	4,878
Funds held by companies under reinsurance treaties	2,505	2,501
Income taxes payable	—	3,823
Financial Services liabilities:
Securities sold under agreements to repurchase (amount measured at fair value: 2008 – $8,271)	9,674	8,331
Trade payables	9,494	10,568
Securities and spot commodities sold but not yet purchased, at fair value	3,806	4,709
Unrealized loss on swaps, options and forward transactions, at fair value	30,376	20,613
Trust deposits and deposits due to banks and other depositors (amount measured at fair value: 2008 – $262)	5,662	4,903
Commercial paper and extendible commercial notes	13,261	13,114
Long-term borrowings (amount measured at fair value: 2008 – $59,254)	158,909	162,935
Separate and variable accounts	72,973	78,684
Securities lending payable	77,775	81,965
Minority interest	10,834	10,422
Other liabilities (amount measured at fair value: 2008 – $6,295; 2007 – $3,262)	31,358	30,200

Total liabilities	971,283	964,604

Preferred shareholders’ equity in subsidiary companies	100	100

Commitments, Contingencies and Guarantees (See Note 6)
Shareholders’ equity:
Common stock, $2.50 par value; 5,000,000,000 shares authorized; shares issued 2008 and 2007 – 2,751,327,476	6,878	6,878
Additional paid-in capital	2,938	2,848
Payments advanced to purchase shares	(179)	(912)
Retained earnings	79,732	89,029
Accumulated other comprehensive income (loss)	(1,271)	4,643
Treasury stock, at cost; 2008 – 255,499,218; 2007 – 221,743,421 shares of common stock	(8,395)	(6,685)

Total shareholders’ equity	79,703	95,801

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$1,051,086	$1,060,505

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF INCOME (LOSS)

(in millions, except per share data) (unaudited)

	Three Months
	Ended March 31,

	2008	2007

Revenues:
Premiums and other considerations	$20,672	$19,642
Net investment income	4,954	7,124
Net realized capital gains (losses)	(6,089)	(70)
Unrealized market valuation losses on AIGFP super senior credit default swap portfolio	(9,107)	—
Other income	3,601	3,949

Total revenues	14,031	30,645

Benefits and expenses:
Incurred policy losses and benefits	15,882	16,146
Insurance acquisition and other operating expenses	9,413	8,327

Total benefits and expenses	25,295	24,473

Income (loss) before income taxes (benefits) and minority interest	(11,264)	6,172

Income taxes (benefits)	(3,537)	1,726

Income (loss) before minority interest	(7,727)	4,446

Minority interest	(78)	(316)

Net income (loss)	$(7,805)	$4,130

Earnings (loss) per common share:
Basic	$(3.09)	$1.58
Diluted	$(3.09)	$1.58

Dividends declared per common share	$0.200	$0.165

Average shares outstanding:
Basic	2,528	2,612
Diluted	2,528	2,621

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions) (unaudited)

	Three Months
	Ended March 31,

	2008	2007

Summary:
Net cash provided by operating activities	$8,293	$9,930
Net cash provided by (used in) investing activities	3,529	(18,024)
Net cash provided by (used in) financing activities	(11,675)	8,216
Effect of exchange rate changes on cash	58	(10)

Change in cash	205	112
Cash at beginning of year period	2,284	1,590

Cash at end of year period	$2,489	$1,702

Cash flows from operating activities:
Net income (loss)	$(7,805)	$4,130

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in income (loss):
Unrealized market valuation losses on AIGFP super senior credit default swap portfolio	9,107	—
Net gains on sales of securities available for sale and other assets	(245)	(250)
Foreign exchange transaction (gains) losses	996	305
Net unrealized (gains) losses on non-AIGFP derivatives and other assets and liabilities	2,124	61
Equity in income of partially owned companies and other invested assets	(79)	(1,329)
Amortization of deferred policy acquisition costs	3,156	2,868
Depreciation and other amortization	885	824
Provision for mortgage, other loans and finance receivables	251	87
Other-than-temporary impairments	5,642	467
Changes in operating assets and liabilities:
General and life insurance reserves	4,855	4,380
Premiums and insurance balances receivable and payable – net	(1,588)	(1,192)
Reinsurance assets	241	223
Capitalization of deferred policy acquisition costs	(4,183)	(3,697)
Investment income due and accrued	(37)	(109)
Funds held under reinsurance treaties	(12)	(158)
Other policyholders’ funds	289	412
Income taxes receivable and payable – net	(2,635)	1,076
Commissions, expenses and taxes payable	(27)	661
Other assets and liabilities – net	814	636
Trade receivables and payables – net	(3,503)	1,805
Trading securities	1,079	(1,453)
Spot commodities	(490)	147
Net unrealized (gain) loss on swaps, options and forward transactions	(2,646)	962
Securities purchased under agreements to resell	1,241	889
Securities sold under agreements to repurchase	1,283	(2,100)
Securities and spot commodities sold but not yet purchased	(914)	(20)
Finance receivables and other loans held for sale – originations and purchases	(166)	(2,473)
Sales of finance receivables and other loans – held for sale	363	2,574
Other, net	297	204

Total adjustments	16,098	5,800

Net cash provided by operating activities	$8,293	$9,930

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions) (unaudited)

	Three Months
	Ended March 31,

	2008	2007

Cash flows from investing activities:
Proceeds from (payments for)
Sales and maturities of fixed maturity securities available for sale and hybrid investments	$21,208	$30,073
Sales of equity securities available for sale	2,772	2,137
Proceeds from fixed maturity securities held to maturity	46	18
Sales of trading securities	14,196	—
Sales of flight equipment	128	27
Sales or distributions of other invested assets	4,895	2,701
Payments received on mortgage and other loans receivable	1,843	733
Principal payments received on finance receivables held for investment	3,510	3,349
Purchases of fixed maturity securities available for sale and hybrid investments	(21,054)	(34,016)
Purchases of equity securities available for sale	(2,512)	(2,436)
Purchases of fixed maturity securities held to maturity	(16)	(9)
Purchases of trading securities	(9,126)	—
Purchases of flight equipment (including progress payments)	(1,388)	(1,917)
Purchases of other invested assets	(6,363)	(5,740)
Mortgage and other loans receivable issued	(1,711)	(2,543)
Finance receivables held for investment — originations and purchases	(4,978)	(3,409)
Change in securities lending invested collateral	4,153	(5,521)
Net additions to real estate, fixed assets, and other assets	(237)	(259)
Net change in short-term investments	(1,682)	(1,250)
Net change in non-AIGFP derivative assets and liabilities	(155)	38

Net cash provided by (used in) investing activities	$3,529	$(18,024)

Cash flows from financing activities:
Proceeds from (payments for)
Policyholders’ contract deposits	$16,439	$14,001
Policyholders’ contract withdrawals	(15,600)	(15,309)
Change in other deposits	629	(1,340)
Change in commercial paper and extendible commercial notes	112	396
Long-term borrowings issued	12,559	24,358
Repayments on long-term borrowings	(19,908)	(16,324)
Change in securities lending payable	(4,200)	5,716
Issuance of treasury stock	14	52
Payments advanced to purchase treasury stock	(1,000)	(3,000)
Cash dividends paid to shareholders	(498)	(430)
Acquisition of treasury stock	—	(16)
Other, net	(222)	112

Net cash provided by (used in) financing activities	$(11,675)	$8,216

Supplementary disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$1,615	$1,901
Taxes	$(901)	$640
Non-cash financing activities:
Interest credited to policyholder accounts included in financing activities	$1,241	$2,879
Treasury stock acquired using payments advanced to purchase shares	$1,733	$149
Non-cash investing activities:
Debt assumed on acquisitions and warehoused investments	$—	$638

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(in millions) (unaudited)

	Three Months
	Ended March 31,

	2008	2007

Net income (loss)	$(7,805)	$4,130

Other comprehensive income (loss):
Cumulative effect of accounting changes	(162)	—
Deferred income tax benefit on above changes	57	—
Unrealized (depreciation) appreciation of investments – net of reclassification adjustments	(10,572)	1,309
Deferred income tax benefit (expense) on above changes	3,748	(458)
Foreign currency translation adjustments	1,346	(165)
Deferred income tax benefit (expense) on above changes	(251)	28
Net derivative gains (losses) arising from cash flow hedging activities – net of reclassification adjustments	(133)	1
Deferred income tax benefit on above changes	45	27
Change in pension and postretirement unrecognized periodic benefit	6	3
Deferred income tax benefit (expense) on above changes	2	(1)

Other comprehensive income (loss)	(5,914)	744

Comprehensive income (loss)	$(13,719)	$4,874

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	Summary of Significant Accounting Policies
Basis of Presentation
These unaudited condensed consolidated financial statements do not include all disclosures required by accounting principles generally accepted in the United States (GAAP) for complete financial statements and should be read in conjunction with the audited consolidated financial statements and the related notes included in the Annual Report on Form 10-K of American International Group, Inc. (AIG) for the year ended December 31, 2007 (2007 Annual Report on Form 10-K).
     In the opinion of management, these consolidated financial statements contain the normal recurring adjustments necessary for a fair statement of the results presented herein. All material intercompany accounts and transactions have been eliminated.
     Certain reclassifications and format changes have been made to prior period amounts to conform to the current period presentation.
Recent Accounting Standards
Accounting Changes
FAS 157
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 157, “Fair Value Measurements” (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurements but does not change existing guidance about whether an asset or liability is carried at fair value. FAS 157 nullifies the guidance in Emerging Issues Task Force (EITF) Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities,” (EITF 02-3) that precluded the recognition of a trading profit at the inception of a derivative contract unless the fair value of such contract was obtained from a quoted market price or other valuation technique incorporating observable market data. FAS 157 also clarifies that an issuer’s credit standing should be considered when measuring liabilities at fair value. The fair value measurement and related disclosure guidance in FAS 157 do not apply to fair value measurements associated with AIG’s share-based employee compensation awards accounted for in accordance with FAS 123(R), “Share-Based Payment.”
     AIG adopted FAS 157 on January 1, 2008, its required effective date. FAS 157 must be applied prospectively, except for certain stand-alone derivatives and hybrid instruments initially measured using the guidance in EITF 02-3, which must be applied as a cumulative effect accounting change to retained earnings at January 1, 2008. The cumulative effect, net of taxes, of adopting FAS 157 on AIG’s consolidated balance sheet was an increase in retained earnings of $4 million.
     The most significant effect of adopting FAS 157 on AIG’s first quarter 2008 results related to changes in fair value methodologies with respect to both liabilities already carried at fair value, primarily hybrid notes and derivatives, and newly elected liabilities measured at fair value (see FAS 159 discussion below). Specifically, the incorporation of AIG’s own credit spreads and the incorporation of explicit risk margins (embedded policy derivatives only) resulted in an increase of $2.8 billion to pre-tax income ($1.8 billion after tax) for the first three months of 2008. The total increase in pre-tax income attributable to changes in AIG’s own credit spreads of $2,648 million for AIG Financial Products Corp. and AIG Trading Group Inc. and their respective subsidiaries (collectively, AIGFP) was substantially offset by the effect of changes in counterparty credit spreads for assets measured at fair value at AIGFP of $2,620 million.
     See Note 3 to the Consolidated Financial Statements for additional FAS 157 disclosures.
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
     AIG adopted FAS 159 on January 1, 2008, its required effective date. The adoption of FAS 159 with respect to elections made in the Life Insurance & Retirement Services segment resulted in an after-tax decrease to 2008 opening retained earnings of $559 million. The adoption of FAS 159 with respect to elections made by AIGFP resulted in an after-tax decrease to 2008 opening retained earnings of $448 million. Included in this amount are net unrealized gains of $105 million that were reclassified to retained earnings from accumulated other comprehensive income (loss) related to available for sale securities recorded on the consolidated balance sheet at January 1, 2008 for which the fair value option was elected.
     See Note 3 to the Consolidated Financial Statements for additional FAS 159 disclosures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

1.	Summary of Significant Accounting Policies (continued)
FAS 157 and FAS 159
The following table summarizes the after-tax increase (decrease) from adopting FAS 157 and FAS 159 on the opening shareholders’ equity accounts at January 1, 2008:

	At January 1, 2008

	Accumulated		Cumulative
	Other		Effect of
	Comprehensive	Retained	Accounting
(in millions)	Income/(Loss)	Earnings	Changes

FAS 157	$—	$4	$4
FAS 159	(105)	(1,007)	(1,112)

Cumulative effect of accounting changes	$(105)	$(1,003)	$(1,108)

FIN 39-1
In April 2007, the FASB directed the FASB Staff to issue FSP No. FIN 39-1, “Amendment of FASB Interpretation No. 39” (FSP FIN 39-1). FSP FIN 39-1 modifies FIN No. 39, “Offsetting of Amounts Related to Certain Contracts,” and permits companies to offset cash collateral receivables or payables against derivative instruments under certain circumstances. FSP FIN 39-1 became effective on January 1, 2008 for AIG. Consistent with prior practice, AIG elected not to offset cash collateral receivables or payables against derivative instruments. At March 31, 2008, the amounts of cash collateral received and paid were $8.7 billion and $7.2 billion, respectively.
Future Application of Accounting Standards
FAS 141(R)
In December 2007, the FASB issued FAS 141 (revised 2007), “Business Combinations” (FAS 141(R)). FAS 141(R) changes the accounting for business combinations in a number of ways, including broadening the transactions or events that are considered business combinations; requiring an acquirer to recognize 100 percent of the fair value of assets acquired, liabilities assumed, and noncontrolling (i.e., minority) interests; recognizing contingent consideration arrangements at their acquisition-date fair values with subsequent changes in fair value generally reflected in income; and recognizing preacquisition loss and gain contingencies at their acquisition-date fair values, among other changes.
     AIG is required to adopt FAS 141(R) for business combinations for which the acquisition date is on or after January 1, 2009. Early adoption is prohibited.
FAS 160
In December 2007, the FASB issued FAS 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (FAS 160). FAS 160 requires noncontrolling (i.e., minority) interests in partially owned consolidated subsidiaries to be classified in the consolidated balance sheet as a separate component of consolidated shareholders’ equity. FAS 160 also establishes accounting rules for subsequent acquisitions and sales of noncontrolling interests and how noncontrolling interests should be presented in the consolidated statement of income. The noncontrolling interests’ share of subsidiary income should be reported as a part of consolidated net income with disclosure of the attribution of consolidated net income to the controlling and noncontrolling interests on the face of the consolidated statement of income.
     FAS 160 is required to be adopted by AIG on January 1, 2009 and early adoption is prohibited. FAS 160 must be adopted prospectively, except that noncontrolling interests should be reclassified from liabilities to a separate component of shareholders’ equity and consolidated net income should be recast to include net income attributable to both the controlling and noncontrolling interests retrospectively. Had AIG adopted FAS 160 at March 31, 2008, AIG would have reclassified $10.8 billion of noncontrolling (i.e., minority) interests from liabilities to shareholders’ equity. Additionally, both consolidated net income (loss) and consolidated comprehensive income (loss) for the three-month periods ended March 31, 2008 and 2007 would have increased by $78 million and $316 million, respectively, to include the net income (loss) attributed to the noncontrolling interests.
FAS 161
In March 2008, the FASB issued FAS 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (FAS 161). FAS 161 requires enhanced disclosures about (a) how and why AIG uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133), and its related interpretations, and (c) how derivative instruments and related hedged items affect AIG’s consolidated financial condition, results of operations, and cash flows. FAS 161 is effective for AIG beginning with financial statements issued in the first quarter of 2009. Because FAS 161 only requires additional disclosures about derivatives, it will have no effect on AIG’s consolidated financial condition, results of operations or cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

2.	Segment Information
AIG identifies its reportable segments by product line consistent with its management structure. These segments are General Insurance, Life Insurance & Retirement Services, Financial Services and Asset Management.
AIG’s operations by major operating segment were as follows:

	Three Months
	Ended March 31,
Operating Segments
(in millions)	2008	2007

Total revenues(a):
General Insurance	$12,289	$12,903
Life Insurance & Retirement Services(b)	8,752	13,682
Financial Services(c)(d)	(6,560)	2,201
Asset Management(e)	(149)	1,669
Other	(128)	131
Consolidation and eliminations	(173)	59

Total	$14,031	$30,645

Operating income (loss)(a):
General Insurance	$1,337	$3,096
Life Insurance & Retirement Services(b)	(1,831)	2,281
Financial Services(c)(d)	(8,772)	292
Asset Management(e)	(1,251)	758
Other(f)	(768)	(470)
Consolidation and eliminations	21	215

Total	$(11,264)	$6,172

(a)	For the three-month periods ended March 31, 2008 and 2007, includes other-than-temporary impairment charges of $5.6 billion and $467 million, respectively. Also includes gains (losses) from hedging activities that did not qualify for hedge accounting treatment under FAS 133, including the related foreign exchange gains and losses. For the three-month periods ended March 31, 2008 and 2007, the effect was $(748) million and $(452) million, respectively, in both revenues and operating income (loss). These amounts result primarily from interest rate and foreign currency derivatives that are effective economic hedges of investments and borrowings.
(b)	For the three-month periods ended March 31, 2008 and 2007, includes other-than-temporary impairment charges of $4.4 billion and $392 million, respectively.
(c)	Includes gains (losses) from hedging activities that did not qualify for hedge accounting treatment under FAS 133, including the related foreign exchange gains and losses. For the three-month periods ended March 31, 2008 and 2007, the effect was $(204) million and $(160) million, respectively, in both revenues and operating income (loss). These amounts result primarily from interest rate and foreign currency derivatives that are effective economic hedges of investments and borrowings.
(d)	For the three-month period ended March 31, 2008, both revenues and operating income (loss) include an unrealized market valuation loss of $9.1 billion on AIGFP’s super senior credit default swap portfolio.

(e)	Includes net realized capital losses of $1.4 billion for the three-month period ended March 31, 2008, including other-than-temporary impairment charges of $1.0 billion.
(f)	Includes AIG parent and other operations that are not required to be reported separately. The following table presents the operating loss for AIG’s Other category:

	Three Months
	Ended March 31,
Other
(in millions)	2008	2007

Operating income (loss):
Equity earnings in partially owned companies	$8	$41
Interest expense	(368)	(252)
Unallocated corporate expenses(a)	(93)	(172)
Net realized capital gains (losses)(b)	(265)	(49)
Other miscellaneous, net	(50)	(38)

Total Other	$(768)	$(470)

(a)	Includes expenses of corporate staff not attributable to specific operating segments, expenses related to efforts to improve internal controls, corporate initiatives and certain compensation plan expenses.

(b)	The increase in net realized capital losses reflected higher foreign exchange losses on foreign-denominated debt, a portion of which was economically hedged but did not qualify for hedge accounting treatment under FAS 133, and losses on non-hedged derivatives in the first three months of 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

2.	Segment Information (continued)
AIG’s General Insurance operations by major internal reporting unit were as follows:

	Three Months
	Ended March 31,
General Insurance
(in millions)	2008	2007

Total revenues:
Commercial Insurance	$5,987	$7,091
Transatlantic	1,119	1,096
Personal Lines	1,252	1,213
Mortgage Guaranty	298	248
Foreign General Insurance	3,628	3,262
Reclassifications and eliminations	5	(7)

Total	$12,289	$12,903

Operating income (loss):
Commercial Insurance	$785	$1,929
Transatlantic	162	151
Personal Lines	3	106
Mortgage Guaranty	(354)	8
Foreign General Insurance	736	909
Reclassifications and eliminations	5	(7)

Total	$1,337	$3,096

AIG’s Life Insurance & Retirement Services operations by major internal reporting unit were as follows:

	Three Months
	Ended March 31,
Life Insurance & Retirement Services
(in millions)	2008	2007

Total revenues:
Foreign:
Japan and Other	$3,896	$4,770
Asia	4,277	4,491
Domestic:
Domestic Life Insurance	1,283	2,521
Domestic Retirement Services	(704)	1,900

Total	$8,752	$13,682

Operating income (loss):
Foreign:
Japan and Other	$483	$913
Asia	252	371
Domestic:
Domestic Life Insurance	(870)	345
Domestic Retirement Services	(1,696)	652

Total	$(1,831)	$2,281

AIG’s Financial Services operations by major internal reporting unit were as follows:

	Three Months
	Ended March 31,
Financial Services
(in millions)	2008	2007

Total revenues:
Aircraft Leasing	$1,165	$1,058
Capital Markets(a)	(8,743)	228
Consumer Finance(b)	931	845
Other, including intercompany adjustments	87	70

Total	$(6,560)	$2,201

Operating income (loss):
Aircraft Leasing	$221	$164
Capital Markets(a)	(8,927)	68
Consumer Finance(b)	(52)	36
Other, including intercompany adjustments	(14)	24

Total	$(8,772)	$292

(a)	Revenues, shown net of interest expense of $511 million and $1.1 billion in the three-month periods ended March 31, 2008 and 2007, respectively, were primarily from hedged financial positions entered into in connection with counterparty transactions. In the three-month period ended March 31, 2008, both revenues and operating income (loss) include an unrealized market valuation loss of $9.1 billion on AIGFP’s super senior credit default swap portfolio.

(b)	For the three-month period ended March 31, 2007 includes a pre-tax charge of $128 million in connection with domestic Consumer Finance’s mortgage banking activities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

3.	Fair Value Measurements
Effective January 1, 2008 AIG adopted FAS 157 and FAS 159, which specify measurement and disclosure standards related to assets and liabilities measured at fair value. See Note 1 to the Consolidated Financial Statements for additional information.
The most significant effect of adopting FAS 157 on AIG’s first quarter 2008 results related to changes in fair value methodologies with respect to both liabilities already carried at fair value, primarily hybrid notes and derivatives, and newly elected liabilities measured at fair value (see FAS 159 discussion below). Specifically, the incorporation of AIG’s own credit spreads and the incorporation of explicit risk margins (embedded policy derivatives only) resulted in an increase of $2.8 billion to pre-tax income ($1.8 billion after tax) for the first three months of 2008 as follows:

	Net Pre-tax		Liabilities Carried	Business Segment
(in millions)	Increase (Decrease)		at Fair Value	Affected

Income statement caption:
Net realized capital gains (losses)	$288		Freestanding derivatives	All segments - excluding AIGFP
	(155)		Embedded policy derivatives	Life Insurance & Retirement Services
Unrealized market valuation losses on AIGFP super senior credit default swap portfolio	65	*	Super senior credit default swap portfolio	AIGFP
Other income	2,583	*	Notes, GICs, derivatives, other liabilities	AIGFP

Net pre-tax increase	$2,781

Liabilities already carried at fair value	$1,334
Newly elected liabilities measured at fair value (FAS 159 elected)	1,447

Net pre-tax increase	$2,781

*	The total increase to pre-tax income attributable to changes in AIG’s own credit spreads of $2,648 million for AIGFP was substantially offset by the effect of changes in counterparty credit spreads for assets measured at fair value at AIGFP of $2,620 million.
Fair Value Measurements on a Recurring Basis
AIG measures at fair value on a recurring basis financial instruments in its trading and available for sale securities portfolios, certain mortgage and other loans receivable, certain spot commodities, derivative assets and liabilities, securities purchased (sold) under agreements to resell (repurchase), securities lending invested collateral, non-traded equity investments included in other invested assets, certain short-term investments, separate and variable account assets, certain policyholders’ contract deposits, securities and spot commodities sold but not yet purchased, certain trust deposits and deposits due to banks and other depositors, certain long-term borrowings, and certain hybrid financial instruments included in other liabilities. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
     The degree of judgment used in measuring the fair value of financial instruments generally correlates with the level of pricing observability. Financial instruments with quoted prices in active markets generally have more pricing observability and less judgment is used in measuring fair value. Conversely, financial instruments traded in other-than-active markets or that do not have quoted prices have less observability and are measured at fair value using valuation models or other pricing techniques that require more judgment. Pricing observability is affected by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established, the characteristics specific to the transaction and general market conditions.
Fixed Maturities — Trading and Available for Sale
AIG maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. Whenever available, AIG obtains quoted prices in active markets for identical assets at the balance sheet date to measure at fair value fixed maturity instruments in its trading and available for sale portfolios. Market price data generally is obtained from exchange or dealer markets.
     AIG estimates the fair value of fixed maturity instruments not traded in active markets, including securities purchased (sold) under agreements to resell (repurchase), and mortgage and other loans receivable for which AIG elected the fair value option, by referring to traded securities with similar attributes, using dealer quotations and a matrix pricing methodology, or discounted cash flow analyses. This methodology considers such factors as the issuer’s industry, the security’s rating and tenor, its coupon rate, its position in the capital structure of the issuer, yield curves, credit curves, prepayment rates and other relevant factors. For fixed maturity instruments that are not traded in active markets or that are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments generally are based on available market evidence. In the absence of such evidence, management’s best estimate is used.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

3.	Fair Value Measurements (continued)
Equity Securities Traded in Active Markets — Trading and Available for Sale
AIG maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. Whenever available, AIG obtains quoted prices in active markets for identical assets at the balance sheet date to measure at fair value marketable equity securities in its trading and available for sale portfolios. Market price data generally is obtained from exchange or dealer markets.
Direct Private Equity Securities Not Traded in Active Markets — Other Invested Assets
AIG initially estimates the fair value of equity instruments not traded in active markets by reference to the transaction price. This valuation is adjusted only when changes to inputs and assumptions are corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalizations and other transactions across the capital structure, offerings in the equity capital markets, and changes in financial ratios or cash flows. For equity securities that are not traded in active markets or that are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability and such adjustments generally are based on available market evidence. In the absence of such evidence, management’s best estimate is used. AIG initially estimates the fair value of investments in private limited partnerships and hedge funds by reference to the transaction price. Subsequently, AIG obtains the fair value of these investments generally from net asset value information provided by the general partner or manager of the investments, the financial statements of which generally are audited annually.
Separate and Variable Account Assets
Separate and variable account assets are composed primarily of registered and unregistered open-end mutual funds that generally trade daily and are measured at fair value in the manner discussed above for equity securities traded in active markets.
Freestanding Derivatives
Derivative assets and liabilities can be exchange-traded or traded over the counter (OTC). AIG generally values exchange-traded derivatives within portfolios using models that calibrate to market clearing levels and eliminate timing differences between the closing price of the exchange-traded derivatives and their underlying instruments.
     OTC derivatives are valued using market transactions and other market evidence whenever possible, including market-based inputs to models, model calibration to market clearing transactions, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. When models are used, the selection of a particular model to value an OTC derivative depends on the contractual terms of, and specific risks inherent in, the instrument as well as the availability of pricing information in the market. AIG generally uses similar models to value similar instruments. Valuation models require a variety of inputs, including contractual terms, market prices and rates, yield curves, credit curves, measures of volatility, prepayment rates and correlations of such inputs. For OTC derivatives that trade in liquid markets, such as generic forwards, swaps and options, model inputs can generally be corroborated by observable market data by correlation or other means, and model selection does not involve significant management judgment.
     Certain OTC derivatives trade in less liquid markets with limited pricing information, and the determination of fair value for these derivatives is inherently more difficult. When AIG does not have corroborating market evidence to support significant model inputs and cannot verify the model to market transactions, the transaction price is initially used as the best estimate of fair value. Accordingly, when a pricing model is used to value such an instrument, the model is adjusted so the model value at inception equals the transaction price. Subsequent to initial recognition, AIG updates valuation inputs when corroborated by evidence such as similar market transactions, third-party pricing services and/or broker or dealer quotations, or other empirical market data. When appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads and credit considerations. Such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used.
     With the adoption of FAS 157 on January 1, 2008, AIG’s own credit risk has been considered and is incorporated into the fair value measurement of all freestanding derivative liabilities.
Embedded Policy Derivatives
The fair value of embedded policy derivatives contained in certain variable annuity and equity-indexed annuity and life contracts is measured based on actuarial and capital market assumptions related to projected cash flows over the expected lives of the contracts. These cash flow estimates primarily include benefits and related fees assessed, when applicable, and incorporate expectations about policyholder behavior. Estimates of future policyholder behavior are subjective and based primarily on AIG’s historical experience. With respect to embedded policy derivatives in AIG’s variable annuity contracts, because of the dynamic and complex nature of the expected

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

3.	Fair Value Measurements (continued)
cash flows, risk neutral valuations are used. Estimating the underlying cash flows for these products involves many estimates and judgments, including those regarding expected market rates of return, market volatility, correlations of market index returns to funds, fund performance, discount rates and policyholder behavior. With respect to embedded policy derivatives in AIG’s equity-indexed annuity and life contracts, option pricing models are used to estimate fair value, taking into account assumptions for future equity indexed growth rates, volatility of the equity index, future interest rates, and determination on adjusting the participation rate and the cap on equity indexed credited rates in light of market conditions and policyholder behavior assumptions. With the adoption of FAS 157, these methodologies were not changed, with the exception of incorporating an explicit risk margin to take into consideration market participant estimates of projected cash flows and policyholder behavior.
AIGFP’s Super Senior Credit Default Swap Portfolio
AIGFP values its credit default swaps written on the most senior risk layers (super senior) of designated pools of debt securities or loans using internal valuation models, third- party prices and market indices. The specific valuation methodologies vary based on the nature of the referenced obligations and availability of market prices. AIGFP uses a modified version of the Binomial Expansion Technique (BET) model to value its credit default swap portfolio written on super senior tranches of collateralized debt obligations (CDOs), including maturity-shortening puts that allow the holders of the securities issued by certain CDOs to treat the securities as short-term eligible 2a-7 investments under the Investment Company Act of 1940 (2a-7 Puts). The BET model uses default probabilities derived from credit spreads implied from market prices for the individual securities included in the underlying collateral pools securing the CDOs, as well as diversity scores, weighted average lives, recovery rates and discount rates. The determination of some of these inputs requires the use of judgment and estimates, particularly in the absence of market observable data. AIGFP also employs a Monte Carlo simulation to assist in quantifying the effect on the valuation of the CDOs of the unique aspects of the CDOs’ structures such as triggers that divert cash flows to the most senior part of the capital structure. In the determination of fair value, AIGFP also considers collateral calls and the price estimates for the super senior CDO securities provided by third parties, including counterparties to these transactions.
     In the case of credit default swaps written on investment-grade corporate debt and collateralized loan obligations (CLOs), AIGFP estimates the value of its obligations by reference to the relevant market indices or third-party quotes on the underlying super senior tranches where available.
     In the case of credit default swaps written to facilitate regulatory capital relief for AIGFP’s European financial institution counterparties, AIGFP estimates the fair value of these derivatives by considering observable market transactions, including the early termination of these transactions by counterparties, and other market data, to the extent relevant.
Policyholders’ Contract Deposits
Policyholders’ contract deposits accounted for at fair value beginning January 1, 2008 are measured using an income approach by taking into consideration the following factors:

•	Current policyholder account values and related surrender charges,

•	The present value of estimated future cash inflows (policy fees) and outflows (benefits and maintenance expenses) associated with the product using risk neutral valuations, incorporating expectations about policyholder behavior, market returns and other factors, and

•	A risk margin that market participants would require for a market return and the uncertainty inherent in the model inputs.
The change in fair value of these policyholders’ contract deposits is recorded as incurred policy losses and benefits in the consolidated statement of income (loss).
Fair Value Measurements on a Non-Recurring Basis
AIG also measures the fair value of certain assets on a non-recurring basis, generally quarterly, annually, or when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. These assets include held to maturity securities, cost and equity-method investments, life settlement contracts, aircraft, collateral securing foreclosed loans and real estate and other fixed assets, goodwill, and other intangible assets. AIG uses a variety of techniques to measure the fair value of these assets when appropriate, as described below:

•	Held to Maturity Securities, Cost and Equity-Method Investments: When AIG determines the carrying value of these assets may not be recoverable, AIG records the assets at fair value with the loss recognized in income. In such cases, AIG measures the fair value of these assets using the techniques discussed above for fixed maturities and equity securities.

•	Life Settlement Contracts: AIG measures the fair value of individual life settlement contracts (which are included in other invested assets) whenever the carrying value plus the undiscounted future costs that are expected to be incurred to keep the life settlement contract in force exceed the expected proceeds from the contract. In those situations, the fair value is determined on a discounted cash flows basis, incorporating current life expectancy assumptions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

3.	Fair Value Measurements (continued)

The discount rate incorporates current information about market interest rates, the credit exposure to the insurance company that issued the life settlement contract and AIG’s estimate of the risk margin an investor in the contracts would require.

•	Flight Equipment Primarily Under Operating Leases: When AIG determines the carrying value of its commercial aircraft may not be recoverable, AIG records the aircraft at fair value with the loss recognized in income. AIG measures the fair value of its commercial aircraft using an income approach based on the present value of all cash flows from existing and projected lease payments (based on historical experience and current expectations of market participants) including net contingent rentals for the period extending to the end of the aircraft’s economic life in its highest and best use configuration, plus its disposition value.

•	Collateral Securing Foreclosed Loans and Real Estate and Other Fixed Assets: When AIG takes collateral in connection with foreclosed loans, AIG generally bases its estimate of fair value on the price that would be received in a current transaction to sell the asset by itself.

•	Goodwill: AIG tests goodwill for impairment whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable, but at least annually. When AIG determines goodwill may be impaired, AIG uses techniques that consider market-based earnings multiples of the unit’s peer companies or discounted cash flow techniques based on the price that could be received in a current transaction to sell the asset assuming the asset would be used with other assets as a group (in-use premise).

•	Intangible Assets: AIG tests its intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an intangible asset may not be recoverable. AIG measures the fair value of intangible assets based on an in-use premise that considers the same factors used to estimate the fair value of its real estate and other fixed assets under an in-use premise discussed above.
     See Notes 1(c), (d), (e), (t), and (v) to Consolidated Financial Statements included in the 2007 Annual Report on Form 10-K for additional information about how AIG tests various asset classes for impairment.
Fair Value Hierarchy
Beginning January 1, 2008, assets and liabilities recorded at fair value in the consolidated balance sheet are measured and classified in a hierarchy for disclosure purposes consisting of three “levels” based on the observability of inputs available in the marketplace used to measure the fair values as discussed below:

•	Level 1: Fair value measurements that are quoted prices (unadjusted) in active markets that AIG has the ability to access for identical assets or liabilities. Market price data generally is obtained from exchange or dealer markets. AIG does not adjust the quoted price for such instruments. Assets and liabilities measured at fair value on a recurring basis and classified as Level 1 include certain government and agency securities, actively traded listed common stocks and derivative contracts, most separate account assets and most mutual funds.

•	Level 2: Fair value measurements based on inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Assets and liabilities measured at fair value on a recurring basis and classified as Level 2 generally include certain government securities, most investment-grade and high-yield corporate bonds, certain asset-backed securities, certain listed equities, state, municipal and provincial obligations, hybrid securities, mutual fund and hedge fund investments, derivative contracts, guaranteed investment agreements at AIGFP and physical commodities.

•	Level 3: Fair value measurements based on valuation techniques that use significant inputs that are unobservable. These measurements include circumstances in which there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety. AIG’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment. In making the assessment, AIG considers factors specific to the asset or liability. Assets and liabilities measured at fair value on a recurring basis and classified as Level 3 include certain distressed asset-backed securities, structured credit products, certain derivative contracts (including AIGFP’s super senior credit default swap portfolio), policyholders’ contract deposits carried at fair value, private equity and real estate fund investments, and direct private equity investments. AIG’s non-financial-instrument assets that are measured at fair value on a non-recurring basis generally are classified as Level 3.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

3.	Fair Value Measurements (continued)
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents information about assets and liabilities measured at fair value on a recurring basis at March 31, 2008, and indicates the level of the fair value measurement based on the levels of the inputs used:

					Total
				Counterparty	March 31,
(in millions)	Level 1	Level 2	Level 3	Netting	2008

Assets:
Bonds available for sale	$731	$377,558	$17,198	$—	$395,487
Bond trading securities	2	9,257	116	—	9,375
Common stocks available for sale	15,473	398	251	—	16,122
Common and preferred stocks trading	19,814	1,832	25	—	21,671
Preferred stocks available for sale	—	2,318	133	—	2,451
Mortgage and other loans receivable	—	810	—	—	810
Financial Services assets:
Securities available for sale	2	800	294	—	1,096
Trading securities	1,130	31,449	3,419	—	35,998
Spot commodities	—	728	—	—	728
Unrealized gain on swaps, options and forward transactions	—	72,071	3,582	(55,055)	20,598
Securities purchased under agreements to resell	—	19,708	—	—	19,708
Securities lending invested collateral(a)	—	45,904	10,611	—	56,515
Other invested assets(b)	2,739	7,550	11,399	—	21,688
Short-term investments(a)	—	21,280	—	—	21,280
Separate and variable accounts	68,820	3,088	1,065	—	72,973
Other assets	83	4,937	371	(268)	5,123

Total	$108,794	$599,688	$48,464	$(55,323)	$701,623

Liabilities:
Policyholders’ contract deposits	$—	$—	$4,118	$—	$4,118
Financial Services liabilities:
Securities sold under agreements to repurchase	—	8,051	220	—	8,271
Securities and spot commodities sold but not yet purchased	399	3,407	—	—	3,806
Unrealized loss on swaps, options and forward transactions(c)	—	60,989	24,442	(55,055)	30,376
Trust deposits and deposits due to banks and other depositors	—	262	—	—	262
Long-term borrowings	—	56,416	2,838	—	59,254
Other liabilities	2	6,453	108	(268)	6,295

Total	$401	$135,578	$31,726	$(55,323)	$112,382

(a)	Included in Level 2 securities lending invested collateral and short-term investments are securities that are carried at cost, which approximates fair value, of $1.1 billion and $18.5 billion, respectively.
(b)	Approximately 13 percent of the fair value of the assets recorded as Level 3 are a result of the consolidation of various private equity, hedge fund and fund-of-funds investments. AIG’s ownership in these funds represented 23 percent, or $1.5 billion of the Level 3 amount.

(c)	Included in Level 3 are unrealized market valuation losses of $20.6 billion on AIGFP super senior credit default swap portfolio.
At March 31, 2008, Level 3 assets totaled $48.5 billion, representing 5 percent of total assets, and Level 3 liabilities totaled $31.7 billion, representing 3 percent of total liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

3.	Fair Value Measurements (continued)
The following table presents changes during the three-month period ended March 31, 2008 in Level 3 assets and liabilities measured at fair value on a recurring basis, together with the balances of such assets and liabilities at January 1, 2008 and March 31, 2008, and the realized and unrealized gains (losses) recorded in income during the three-month period ended March 31, 2008 related to the Level 3 assets and liabilities that remained on the consolidated balance sheet at March 31, 2008:

		Net
		Realized and					Unrealized Gains
		Unrealized	Accumulated	Purchases,			(Losses) on
	Balance	Gains (Losses)	Other	Sales,		Balance	Instruments
	January 1,	Included	Comprehensive	Issuances and	Transfers	March 31,	Held at
(in millions)	2008	in Income*	Income (Loss)	Settlements-net	In (out)	2008	March 31, 2008

Assets:
Bonds available for sale	$19,024	$(1,049)	$(464)	$(177)	$(136)	$17,198	$—
Bond trading securities	141	(25)	—	—	—	116	(12)
Common stocks available for sale	224	(1)	3	25	—	251	—
Common and preferred stocks trading	30	—	1	(6)	—	25	—
Preferred stocks available for sale	135	1	(2)	(8)	7	133	—
Financial Services assets:
Securities available for sale	285	—	6	5	(2)	294	—
Trading securities	4,422	(962)	—	(10)	(31)	3,419	(963)
Securities lending invested collateral	12,890	(2,333)	167	(217)	104	10,611	—
Other invested assets	10,411	345	67	625	(49)	11,399	111
Separate and variable accounts	1,003	30	—	32	—	1,065	31
Other assets	158	24	1	188	—	371	25

Total	$48,723	$(3,970)	$(221)	$457	$(107)	$44,882	$(808)

Liabilities:
Policyholders’ contract deposits	$(3,674)	$(186)	$(64)	$(194)	$—	$(4,118)	$(199)
Financial Services liabilities:
Securities sold under agreements to repurchase	(208)	(17)	—	5	—	(220)	(17)
Unrealized loss on swaps, options and forward transactions, net	(11,718)	(8,884)	—	(189)	(69)	(20,860)	(9,111)
Long-term borrowings	(3,578)	116	—	456	168	(2,838)	223
Other liabilities	(520)	(105)	—	517	—	(108)	82

Total	$(19,698)	$(9,076)	$(64)	$595	$99	$(28,144)	$(9,022)

*	Net realized and unrealized gains and losses shown above are reported on the consolidated statement of income (loss) primarily as follows:

Major category of Assets/ Liabilities	Consolidated Statement of Income (Loss) Line Items

Financial Services Assets and Liabilities	• Other income
• Unrealized market valuation losses on AIGFP super senior credit default swap portfolio

Invested assets	• Net realized capital gains (losses)

Policyholders’ contract deposits	• Incurred policy losses and benefits
• Net realized capital gains (losses)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

3.	Fair Value Measurements (continued)
     Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3 in the tables above. As a result, the unrealized gains (losses) on instruments held at March 31, 2008 may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable inputs (e.g., changes in unobservable long-dated volatilities).
     AIG uses various hedging techniques to manage risks associated with certain positions, including those classified within Level 3. Such techniques may include the purchase or sale of financial instruments that are classified within Level 1 and/or Level 2. As a result, the realized and unrealized gains (losses) for assets and liabilities classified within Level 3 presented in the table above do not reflect the related realized or unrealized gains (losses) on hedging instruments that are classified within Level 1 and/or Level 2.
     Changes in the fair value of separate and variable account assets are completely offset in the consolidated statement of income (loss) by changes in separate and variable account liabilities, which are not carried at fair value and therefore not included in the foregoing tables.
Fair Value Measured on a Non-Recurring Basis
At March 31, 2008, AIG had assets measured at fair value on a non-recurring basis on which it recorded an impairment charge totaling $45 million during the three-month period ended March 31, 2008. This charge resulted from the write-off of goodwill related to Mortgage Guaranty.
Fair Value Option
FAS 159 permits a company to choose to measure at fair value many financial instruments and certain other assets and liabilities that are not required to be measured at fair value. Subsequent changes in fair value for designated items are required to be reported in income. Unrealized gains and losses on financial instruments in AIG’s insurance businesses and in AIGFP for which the fair value option was elected under FAS 159 are classified in incurred policy losses and benefits and in other income, respectively, in the consolidated statement of income (loss).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

3.	Fair Value Measurements (continued)
The following table presents the gains or losses recorded during the three-month period ended March 31, 2008 related to the eligible instruments for which AIG elected the fair value option and the related transition adjustment recorded as a decrease to opening shareholders’ equity at January 1, 2008(a):

				Gain (Loss)
	January 1,	Transition	January 1,	Three Months
	2008	Adjustment	2008	Ended
	prior to	upon	after	March 31,
(in millions)	Adoption	Adoption	Adoption	2008

Mortgage and other loans receivable	$1,109	$—	$1,109	$68
Financial Services assets(b):
Trading securities (formerly available for sale)	39,278	5	39,283	(433)
Securities purchased under agreements to resell	20,950	1	20,951	268
Other invested assets	321	(1)	320	10
Short-term investments	6,969	—	6,969	24
Deferred policy acquisition costs	1,147	(1,147)	—	—
Other assets	435	(435)	—	—

Future policy benefits for life, accident and health insurance contracts	299	299	—	—
Policyholders’ contract deposits(c)	3,739	360	3,379	115
Financial Services liabilities(b):
Securities sold under agreements to repurchase	6,750	(10)	6,760	(296)
Securities and spot commodities sold but not yet purchased	3,797	(10)	3,807	21
Trust deposits and deposits due to banks and other depositors	216	(25)	241	(15)
Long-term borrowings	57,968	(675)	58,643	(973)
Other liabilities	1,792	—	1,792	(33)

Total gain or loss for the three-month period ended March 31, 2008				$(1,244)
Pre-tax cumulative effect of adopting the fair value option		(1,638)
Decrease in deferred tax liabilities		526

Cumulative effect of adopting the fair value option		$(1,112)

(a)	Certain of AIG’s financial instruments are required to be accounted for at fair value, with changes in fair value included in earnings, under FAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” or FAS 133 and are not included in the table above.
(b)	AIGFP elected to apply the fair value option to all eligible assets and liabilities (other than equity method investments, trade receivables and trade payables) because electing the fair value option will allow AIGFP to more closely align its earnings with the economics of its transactions by recognizing concurrently through earnings the change in fair value of its derivatives and the offsetting change in fair value of the assets and liabilities being hedged as well as the manner in which the business is evaluated by management. Substantially all of the gain (loss) amounts shown above are reported in other income on the consolidated statement of income (loss).
(c)	AIG elected to apply the fair value option to certain single premium variable life products in Japan and an investment-linked life insurance product sold principally in Asia, both classified within policyholders’ contract deposits in the consolidated balance sheet. AIG elected the fair value option for these liabilities to more closely align its accounting with the economics of its transactions. For the investment-linked product sold principally in Asia, the election will more effectively align changes in the fair value of assets with a commensurate change in the fair value of policyholders’ liabilities. For the single premium life products in Japan, the fair value option election will allow AIG to economically hedge the inherent market risks associated with this business in an efficient and effective manner through the use of derivative instruments. The hedging program, once finalized and implemented, will result in the accounting presentation for this business more closely mirroring the underlying economics and the way the business is managed, with the change in the fair value of derivatives and underlying assets largely offsetting the change in fair value of the policy liabilities. AIG did not elect the fair value option for other liabilities classified in policyholders’ contract deposits because other contracts do not share the same contract features that created the disparity between the accounting presentation and the economic performance.
     Interest income and expense and dividend income on assets and liabilities elected under the fair value option are recognized and classified in the consolidated statement of income (loss) depending on the nature of the instrument and related market conventions. At AIGFP, interest and dividends and interest expense are included in other income. Otherwise, interest and dividends are included in interest and dividend income or interest expense. See Note 1(a) to the Consolidated Financial Statements included in the 2007 Annual Report on Form 10-K for additional information about AIG’s policies for recognition, measurement, and disclosure of interest and dividend income and interest expense.
     During the three-month period ended March 31, 2008, AIG recognized gains of $1.4 billion attributable to the observable effect of the widening of credit spreads on AIG’s own liabilities for which the fair value option was elected. AIG calculates the effect of these credit spread changes using discounted cash flow techniques that incorporate current

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

3.	Fair Value Measurements (continued)
market interest rates, AIG’s observable credit spreads on these liabilities and other factors that mitigate the risk of nonperformance such as collateral posted.
The following table presents the difference between fair values and the aggregate contractual principal amounts of mortgage and other loans receivable and long-term borrowings, for which the fair value option was elected.

		Principal
	Fair Value at	Amount
	March 31,	Due Upon
(in millions)	2008	Maturity	Difference

Assets: Mortgage and other loans receivable	$810	$774	$36
Liabilities: Long-term borrowings	$53,057	$51,769	$1,288

     At March 31, 2008, there were no mortgage and other loans receivable for which the fair value option was elected, that were 90 days or more past due and in non-accrual status.

4.	Shareholders’ Equity and Earnings (Loss) Per Share
Shareholders’ Equity
The changes in AIG’s consolidated shareholders’ equity were as follows:

	Three Months Ended
	March 31,

(in millions)	2008	2007

Beginning of year	$95,801	$101,677
Net income (loss)	(7,805)	4,130
Unrealized (depreciation) appreciation of investments, net of tax	(6,824)	851
Cumulative translation adjustment, net of tax	1,095	(137)
Dividends to shareholders	(488)	(430)
Payments advanced to purchase shares, net	733	(2,851)
Share purchases	(1,733)	—
Cumulative effect of accounting changes, net of tax	(1,108)	(203)
Other*	32	18

End of period	$79,703	$103,055

*	Reflects the effects of employee stock transactions.
From time to time, AIG may buy shares of its common stock for general corporate purposes, including to satisfy its obligations under various share-based employee compensation plans. In February 2007, AIG’s Board of Directors increased AIG’s share repurchase program by authorizing the purchase of shares with an aggregate purchase price of $8 billion. In November 2007, AIG’s Board of Directors authorized the purchase of an additional $8 billion in common stock. In 2007, AIG entered into structured share repurchase arrangements providing for the purchase of shares over time with an aggregate purchase price of $7 billion.
     A total of 34,093,783 shares were purchased during the first quarter of 2008 to meet commitments that existed at December 31, 2007. The portion of the payments advanced by AIG under the structured share purchase arrangements that had not yet been utilized to purchase shares at March 31, 2008, amounting to $179 million, has been recorded as a component of shareholders’ equity under the caption, Payments advanced to purchase shares. Subsequent to March 31, 2008, an additional 3,832,276 shares were purchased, satisfying the balance of the commitments existing at December 31, 2007 that had not been satisfied at March 31, 2008. All shares purchased are recorded as treasury stock at cost.
     At May 7, 2008, $9 billion was available for purchases under the aggregate authorization. AIG does not expect to purchase additional shares under its share repurchase program for the foreseeable future.
     The quarterly dividend of $0.20 per common share declared in November 2007 was paid on March 21, 2008.
Share-based Employee Compensation Plans
During the first quarter of 2008, AIG reviewed the vesting schedules of its share-based employee compensation plans, and on March 11, 2008, AIG’s management and the Compensation Committee of AIG’s Board of Directors determined that, to fulfill the objective of attracting and retaining high quality personnel, the vesting schedules of certain awards outstanding under these plans and all awards made in the future under these plans should be shortened. As a result, the unamortized share-based employee compensation cost related to the affected awards will be amortized over shorter periods. AIG estimates the modifications will accelerate the amortization of this cost by $116 million and $90 million in 2008 and 2009, respectively, with a corresponding reduction in amortization expense related to these awards of $206 million in 2010 through 2013.
Earnings (Loss) Per Share (EPS)
Basic EPS is based on the weighted average number of common shares outstanding, adjusted to reflect all stock dividends and stock splits. Diluted EPS is based on those shares used in basic EPS plus shares that would have been outstanding assuming issuance of common shares for all dilutive potential common shares outstanding, adjusted to reflect all stock dividends and stock splits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

4.	Shareholders’ Equity and Earnings (Loss) Per Share (continued)
The computation of basic and diluted EPS was as follows:

	Three Months
	Ended March 31,

(in millions, except per share data)	2008	2007

Numerator for EPS:
Net income (loss)	$(7,805)	$4,130

Denominator for EPS:
Weighted average shares outstanding used in the computation of EPS:
Common stock issued	2,751	2,751
Common stock in treasury	(237)	(150)
Deferred shares	14	11

Weighted average shares outstanding – basic	2,528	2,612
Incremental shares arising from awards outstanding under share-based employee compensation plans*	–	9

Weighted average shares outstanding – diluted*	2,528	2,621

EPS:
Basic	$(3.09)	$1.58
Diluted	$(3.09)	$1.58

*	Calculated using the treasury stock method. Certain potential common shares arising from share-based employee compensation plans were not included in the computation of diluted EPS because the effect would have been antidilutive. The number of potential shares excluded was 7 million for the three-month period ended March 31, 2007.

5.	Ownership
According to the Schedule 13D filed on March 20, 2007 by Starr, SICO, Edward E. Matthews, Maurice R. Greenberg, the Maurice R. and Corinne P. Greenberg Family Foundation, Inc., the Universal Foundation, Inc., the Maurice R. and Corinne P. Greenberg Joint Tenancy Company, LLC and the C.V. Starr & Co., Inc. Trust, these reporting persons could be considered to beneficially own 354,987,261 shares of AIG’s common stock at that date. Based on the shares of AIG’s common stock outstanding at April 30, 2008, this ownership would represent approximately 14 percent of the voting stock of AIG. Although these reporting persons have made filings under Section 16 of the Exchange Act, reporting sales of shares of common stock, no amendment to the Schedule 13D has been filed to report a change in ownership subsequent to March 20, 2007.

6.	Commitments, Contingencies and Guarantees
     AIG and its subsidiaries, in common with the insurance and financial services industries in general, are subject to litigation, including claims for punitive damages, in the normal course of their business. At the current time, AIG cannot predict the outcome of the matters described below, or estimate any potential additional costs related to these matters, unless otherwise indicated. In AIG’s insurance operations, litigation arising from claims settlement activities is generally considered in the establishment of AIG’s reserve for losses and loss expenses. However, the potential for increasing jury awards and settlements makes it difficult to assess the ultimate outcome of such litigation. In addition, in the normal course of business, various commitments and contingent liabilities are entered into by AIG and certain of its subsidiaries. AIG also guarantees various obligations of certain subsidiaries.

(a)	Litigation and Investigations
     Litigation Arising from Insurance Operations – Caremark. AIG and certain of its subsidiaries have been named defendants in two putative class actions in state court in Alabama that arise out of the 1999 settlement of class and derivative litigation involving Caremark Rx, Inc. (Caremark). The plaintiffs in the second-filed action have intervened in the first-filed action, and the second-filed action has been dismissed. An excess policy issued by a subsidiary of AIG with respect to the 1999 litigation was expressly stated to be without limit of liability. In the current actions, plaintiffs allege that the judge approving the 1999 settlement was misled as to the extent of available insurance coverage and would not have approved the settlement had he known of the existence and/or unlimited nature of the excess policy. They further allege that AIG, its subsidiaries, and Caremark are liable for fraud and suppression for misrepresenting and/or concealing the nature and extent of coverage. In addition, the intervenor-plaintiffs allege that various lawyers and law firms who represented parties in the underlying class and derivative litigation (the Lawyer Defendants) are also liable for fraud and suppression, misrepresentation, and breach of fiduciary duty. The complaints filed by the plaintiffs and the intervenor-plaintiffs request compensatory damages for the 1999 class in the amount of $3.2 billion, plus punitive damages. AIG and its subsidiaries deny the allegations of fraud and suppression

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

6.	Commitments, Contingencies and Guarantees (continued)
and have asserted that information concerning the excess policy was publicly disclosed months prior to the approval of the settlement. AIG and its subsidiaries further assert that the current claims are barred by the statute of limitations and that plaintiffs’ assertions that the statute was tolled cannot stand against the public disclosure of the excess coverage. The plaintiffs and intervenor-plaintiffs, in turn, have asserted that the disclosure was insufficient to inform them of the nature of the coverage and did not start the running of the statute of limitations. On November 26, 2007, the trial court issued an order that dismissed the intervenors’ complaint against the Lawyer Defendants and entered a final judgment in favor of the Lawyer Defendants. The intervenors are appealing the dismissal of the Lawyer Defendants and on January 2, 2008, requested a stay of all trial court proceedings pending the appeal. On March 4, 2008, the trial court granted the motion for a stay. No further proceedings at the trial court level will occur until the appeal of the dismissal of the Lawyer Defendants is resolved. AIG cannot reasonably estimate either the likelihood of its prevailing in these actions or the potential damages in the event liability is determined.
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
     As a result of these settlements, AIG made payments or placed amounts in escrow in 2006 totaling approximately $1.64 billion, $225 million of which represented fines and penalties. Amounts held in escrow totaling $346 million, including interest thereon, are included in other assets at March 31, 2008. At that date, approximately $332 million of the funds were escrowed for settlement of claims resulting from the underpayment by AIG of its residual market assessments for workers compensation.
     The remaining escrowed funds, which amounted to $14 million, were set aside to pay certain AIG insurance company subsidiary policyholders who purchased excess casualty policies through Marsh & McLennan Companies, Inc. (Marsh) and Marsh Inc. (the Excess Casualty Fund). As of February 29, 2008, eligible policyholders entitled to receive approximately $359 million (or 95 percent) of the Excess Casualty Fund had opted to receive settlement payments in exchange for releasing AIG and its subsidiaries from liability relating to certain insurance brokerage practices. In accordance with the settlement agreements, all amounts remaining in the Excess Casualty Fund were used by AIG to settle claims asserted by other policyholders relating to such practices.
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
     Other Regulatory Settlements. As noted above, AIG’s 2006 regulatory settlements with the SEC, DOJ and NYAG did not resolve investigations by regulators from other states into insurance brokerage practices. AIG entered into agreements effective January 29, 2008 with the Attorneys General of the States of Florida, Hawaii, Maryland, Michigan, Oregon, Texas and West Virginia; the Commonwealths of Massachusetts and Pennsylvania; and the District of Columbia; as well as the Florida Department of Financial Services and the Florida Office of Insurance Regulation, relating to their respective industry wide investigations into producer compensation and insurance placement practices. The settlements call for total payments of $12.5 million to be allocated among the ten jurisdictions representing restitution to state agencies and reimbursement of the costs of the investigation. During the term of the settlement agreements, AIG will continue to maintain certain producer compensation disclosure and ongoing compliance initiatives. AIG will also continue to cooperate with the industry wide investigations. The agreement with the Texas Attorney General also settles allegations of anticompetitive conduct relating to AIG’s relationship with Allied World Assurance Company and includes an additional settlement payment of $500,000 related thereto.
     AIG also entered into an agreement effective March 13, 2008 with the Pennsylvania Insurance Department relating to the Department’s investigation into the affairs of AIG and certain of its Pennsylvania-domiciled insurance company subsidiaries. The settlement calls for total payments of approximately $13.5 million, of which approximately $4.4 million was paid under previous settlement agreements. During the term of the settlement agreement, AIG will provide annual reinsurance reports, as well as maintain certain producer compensation disclosure and ongoing compliance initiatives.
     In addition, AIG has settled litigation that was filed by the Minnesota Attorney General with respect to claims by the Minnesota Department of Revenue and the Minnesota Special Compensation Fund that AIG underreported its workers’ compensation premium.
Private Litigation
Securities Actions – Southern District of New York. Beginning in October 2004, a number of putative securities fraud class action suits were filed in the Southern District of New York against AIG and consolidated as In re American International Group, Inc. Securities Litigation. Subsequently, a separate, though similar, securities fraud action was also brought against AIG by certain Florida pension funds. The lead plaintiff in the class action is a group of public retirement systems and pension funds benefiting Ohio state employees, suing on behalf of themselves and all purchasers of AIG’s publicly traded securities between October 28, 1999 and April 1, 2005. The named defendants are AIG and a number of present and former AIG officers and directors, as well as Starr, SICO, General Reinsurance Corporation, and PricewaterhouseCoopers LLP (PwC), among others. The lead plaintiff alleges, among other things, that AIG: (1) concealed that it engaged in anti-competitive conduct through alleged payment of contingent commissions to brokers and participation in illegal bid-rigging; (2) concealed that it used “income smoothing” products and other techniques to inflate its earnings; (3) concealed that it marketed and sold “income smoothing” insurance products to other companies; and (4) misled investors about the scope of government investigations. In addition, the lead plaintiff alleges that AIG’s former Chief Executive Officer manipulated AIG’s stock price. The lead plaintiff asserts claims for violations of Sections 11 and 15 of the Securities Act of 1933, Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, Section 20(a) of the Exchange Act, and Section 20A of the Exchange Act. In April 2006, the court denied the defendants’ motions to dismiss the second amended class action complaint and the Florida complaint. In December 2006, a third amended class action complaint was filed, which does not differ substantially from the prior complaint. Fact and class discovery is currently ongoing. On February 20, 2008, the lead plaintiff filed a motion for class certification.
     ERISA Actions – Southern District of New York. Between November 30, 2004 and July 1, 2005, several Employee Retirement Income Security Act of 1974 (ERISA) actions were filed in the Southern District of New York on behalf of purported class participants and beneficiaries of three pension plans sponsored by AIG or its subsidiaries. A consolidated complaint filed on September 26, 2005 alleges a class period between September 30, 2000 and May 31, 2005 and names as defendants AIG, the members of AIG’s Retirement Board and the Administrative Boards of the plans at issue, and present or former members of AIG’s Board of Directors. The factual allegations in the complaint are essentially identical to those in the securities actions described above. The parties have reached an agreement in principle to settle this matter for an amount within AIG’s insurance cov-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

6.	Commitments, Contingencies and Guarantees (continued)
erage limits. The court has scheduled a hearing for May 29, 2008 to consider preliminary approval of the settlement, prior to which a formal settlement agreement is to be submitted by the parties.
     Securities Action – Oregon State Court. On February 27, 2008, the State of Oregon, by and through the Oregon State Treasurer, and the Oregon Public Employee Retirement Board, on behalf of the Oregon Public Employee Retirement Fund, filed a lawsuit in Oregon state court against AIG for damages arising out of plaintiffs’ purchase of AIG common stock at prices that allegedly were inflated. Plaintiffs allege, among other things, that AIG: (1) made false and misleading statements concerning its accounting for a $500 million transaction with General Re; (2) concealed that it marketed and misrepresented its control over off-shore entities in order to improve financial results; (3) improperly accounted for underwriting losses as investment losses in connection with transactions involving CAPCO Reinsurance Company, Ltd. and Union Excess; (4) misled investors about the scope of government investigations; and (5) engaged in market manipulation through its then Chairman and CEO Maurice R. Greenberg. The complaint asserts claims for violations of Oregon securities law, and seeks compensatory damages in an amount in excess of $15 million, and prejudgment interest and costs and fees. On April 9, 2008, AIG removed the case to federal court and filed a motion to have the case transferred to the Southern District of New York.
     Derivative Actions – Southern District of New York. On November 20, 2007, two purported shareholder derivative actions were filed in the Southern District of New York naming as defendants the current directors of AIG and certain senior officers of AIG and its subsidiaries. Plaintiffs assert claims for breach of fiduciary duty, waste of corporate assets and unjust enrichment, as well as violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act, among other things, in connection with AIG’s public disclosures regarding its exposure to what the lawsuits describe as the subprime market crisis. The actions were consolidated as In re American International Group, Inc. 2007 Derivative Litigation. On February 15, 2008, plaintiffs filed a consolidated amended complaint alleging the same causes of action. On April 15, 2008, motions to dismiss the action were filed on behalf of all defendants. AIG may become subject to litigation with respect to these or similar issues.
     Between October 25, 2004 and July 14, 2005, seven separate derivative actions were filed in the Southern District of New York, five of which were consolidated into a single action. The New York derivative complaint contains nearly the same types of allegations made in the securities fraud action. The named defendants include current and former officers and directors of AIG, as well as Marsh, SICO, Starr, ACE Limited and subsidiaries (ACE), General Reinsurance Corporation, PwC, and certain employees or officers of these entity defendants. Plaintiffs assert claims for breach of fiduciary duty, gross mismanagement, waste of corporate assets, unjust enrichment, insider selling, auditor breach of contract, auditor professional negligence and disgorgement from AIG’s former Chief Executive Officer and Chief Financial Officer of incentive-based compensation and AIG share proceeds under Section 304 of the Sarbanes-Oxley Act, among others. Plaintiffs seek, among other things, compensatory damages, corporate governance reforms, and a voiding of the election of certain AIG directors. AIG’s Board of Directors has appointed a special committee of independent directors (special committee) to review the matters asserted in the operative consolidated derivative complaint. The court has entered an order staying the derivative case in the Southern District of New York pending resolution of the consolidated derivative action in the Delaware Chancery Court (discussed below). The court also has entered an order that termination of certain named defendants from the Delaware derivative action applies to the New York derivative action without further order of the court. On October 17, 2007, plaintiffs and those AIG officer and director defendants against whom the shareholder plaintiffs in the Delaware action are no longer pursuing claims filed a stipulation providing for all claims in the New York action against such defendants to be dismissed with prejudice. Former directors and officers Maurice R. Greenberg and Howard I. Smith have asked the court to refrain from so ordering this stipulation.
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
terminate the litigation as to certain defendants, while taking no action as to others. Defendants Greenberg and Smith filed answers to AIG’s complaint and brought third-party complaints against certain current and former AIG directors and officers, PwC and Regulatory Insurance Services, Inc. On September 28, 2007, AIG and the shareholder plaintiffs filed a combined amended complaint in which AIG continued to assert claims against defendants Greenberg and Smith and took no position as to the claims asserted by the shareholder plaintiffs in the remainder of the combined amended complaint. In that pleading, the shareholder plaintiffs are no longer pursuing claims against certain AIG officers and directors. In November 2007, the shareholder plaintiffs moved to sever their claims to a separate action. AIG joined the motion to the extent that, among other things, the claims against defendants Greenberg and Smith would remain in prosecution in the pending action. In addition, a number of parties, including AIG, filed motions to stay discovery. On February 12, 2008, the court granted AIG’s motion to stay discovery pending the resolution of claims against AIG in the New York consolidated securities action. The court also denied plaintiff’s motion to sever and directed the parties to coordinate a briefing schedule for the motions to dismiss. On April 11, 2008, the shareholder plaintiffs filed the First Amended Combined Complaint, which adds claims against Maurice Greenberg, Edward Matthews, and Thomas Tizzio for breach of fiduciary duty based on alleged bid-rigging in the municipal derivatives market. On April 15, 2008, shareholder plaintiffs submitted a stipulation dismissing Evan Greenberg without prejudice.
     A separate derivative lawsuit was filed in the Delaware Chancery Court against twenty directors and executives of AIG as well as against AIG as a nominal defendant that alleges, among other things, that the directors of AIG breached the fiduciary duties of loyalty and care by approving the payment of commissions to Starr and of rental and service fees to SICO and the executives breached their duty of loyalty by causing AIG to enter into contracts with Starr and SICO and their fiduciary duties by usurping AIG’s corporate opportunity. The complaint further alleges that the Starr agencies did not provide any services that AIG was not capable of providing itself, and that the diversion of commissions to these entities was solely for the benefit of Starr’s owners. The complaint also alleges that the service fees and rental payments made to SICO and its subsidiaries were improper. Under the terms of a stipulation approved by the court on February 16, 2006, the claims against the outside independent directors were dismissed with prejudice, while the claims against the other directors were dismissed without prejudice. On October 31, 2005, Defendants Greenberg, Matthews and Smith, SICO and Starr filed motions to dismiss the amended complaint. In an opinion dated June 21, 2006, the Court denied defendants’ motion to dismiss, except with respect to plaintiff’s challenge to payments made to Starr before January 1, 2000. On July 21, 2006, plaintiff filed its second amended complaint, which alleges that, between January 1, 2000 and May 31, 2005, individual defendants breached their duty of loyalty by causing AIG to enter into contracts with Starr and SICO and breached their fiduciary duties by usurping AIG’s corporate opportunity. Starr is charged with aiding and abetting breaches of fiduciary duty and unjust enrichment for its acceptance of the fees. SICO is no longer named as a defendant. On April 20, 2007, the individual defendants and Starr filed a motion seeking leave of the Court to assert a cross-claim against AIG and a third-party complaint against PwC and the directors previously dismissed from the action, as well as certain other AIG officers and employees. On June 13, 2007, the court denied the individual defendants’ motion to file a third-party complaint, but granted the proposed cross-claim against AIG. On June 27, 2007, Starr filed its cross-claim against AIG, alleging one count that includes contribution, unjust enrichment and setoff. AIG has filed an answer and moved to dismiss Starr’s cross-claim to the extent it seeks affirmative relief, as opposed to a reduction in the judgment amount. On November 15, 2007, the court granted AIG’s motion to dismiss the cross-claim by Starr to the extent that it sought affirmative relief from AIG. On November 21, 2007, shareholder plaintiff submitted a motion for leave to file its third amended complaint in order to add Thomas Tizzio as a defendant. On February 14, 2008, the court granted this motion and allowed Mr. Tizzio until April 2008 to take additional discovery. Document discovery and depositions are otherwise complete. Plaintiff has informed the court that the parties do not intend to file motions for summary judgment. Trial is currently scheduled to begin in September 2008.
     Derivative Action – Supreme Court of New York, Nassau County. On February 29, 2008, a purported shareholder derivative complaint was filed in the Supreme Court of Nassau County, asserting the same state law claims against the same defendants as in the consolidated amended complaint filed on February 15, 2008 in the Southern District of New York, In re American International Group, Inc. 2007 Derivative Litigation, which is discussed above.
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
including 24 complaints filed in different federal courts naming AIG or an AIG subsidiary as a defendant, were consolidated by the judicial panel on multi-district litigation and transferred to the United States District Court for the District of New Jersey for coordinated pretrial proceedings. The consolidated actions have proceeded in that court in two parallel actions, In re Insurance Brokerage Antitrust Litigation (the Commercial Complaint) and In re Employee Benefit Insurance Brokerage Antitrust Litigation (the Employee Benefits Complaint, and, together with the Commercial Complaint, the multi-district litigation).
     The plaintiffs in the Commercial Complaint are a group of corporations, individuals and public entities that contracted with the broker defendants for the provision of insurance brokerage services for a variety of insurance needs. The broker defendants are alleged to have placed insurance coverage on the plaintiffs’ behalf with a number of insurance companies named as defendants, including AIG subsidiaries. The Commercial Complaint also named various brokers and other insurers as defendants (two of which have since settled). The Commercial Complaint alleges, among other things, that defendants engaged in a widespread conspiracy to allocate customers through “bid-rigging” and “steering” practices. Plaintiffs assert that the defendants violated the Sherman Antitrust Act, RICO, and the antitrust laws of 48 states and the District of Columbia, and are liable under common law breach of fiduciary duty and unjust enrichment theories. Plaintiffs seek treble damages plus interest and attorneys’ fees as a result of the alleged RICO and Sherman Antitrust Act violations.
     The plaintiffs in the Employee Benefits Complaint are a group of individual employees and corporate and municipal employers alleging claims on behalf of two separate nationwide purported classes: an employee class and an employer class that acquired insurance products from the defendants from August 26, 1994 to the date of any class certification. The Employee Benefits Complaint names AIG, as well as various other brokers and insurers, as defendants. The activities alleged in the Employee Benefits Complaint, with certain exceptions, track the allegations made in the Commercial Complaint.
     The Court in connection with the Commercial Complaint granted (without leave to amend) defendants’ motions to dismiss the federal antitrust and RICO claims on August 31, 2007 and September 28, 2007, respectively. The court declined to exercise supplemental jurisdiction over the state law claims in the Commercial Complaint and therefore dismissed it in its entirety. On January 14, 2008, the court granted defendants’ motion for summary judgment on the ERISA claims in the Employee Benefits Complaint and subsequently dismissed the remaining state law claims without prejudice, thereby dismissing the Employee Benefits Complaint in its entirety. On February 12, 2008, plaintiffs filed a notice of appeal to the United States Court of Appeals for the Third Circuit with respect to the dismissal of the Employee Benefits Complaint. Plaintiffs previously appealed the dismissal of the Commercial Complaint to the United States Court of Appeals for the Third Circuit on October 10, 2007. On February 19, 2008, appellants filed their appeal brief with the Third Circuit with respect to the Commercial Complaint, and appellees filed their brief on April 7, 2008. Oral argument has not yet been scheduled in that appeal.
     A number of complaints making allegations similar to those in the multi-district litigation have been filed against AIG and other defendants in state and federal courts around the country. The defendants have thus far been successful in having the federal actions transferred to the District of New Jersey and consolidated into the multi-district litigation. These additional consolidated actions are still pending in the District Court, but are currently stayed pending a decision by the court on whether they will proceed during the appeal of the dismissal of the multi-district litigation. The AIG defendants have also sought to have state court actions making similar allegations stayed pending resolution of the multi-district litigation proceeding. These efforts have generally been successful, although plaintiffs in one case pending in Texas state court have moved to re-open discovery; a hearing on that motion was held on April 9, 2008 at which the court deferred ruling on the motion until defendants file their Special Exceptions. Using amounts from the Excess Casualty Fund described above, AIG has recently settled several of the various federal and state actions alleging claims similar to those in the multi-district litigation, including a state court action pending in Florida in which discovery had been allowed to proceed.
     Ohio Attorney General Action. On August 24, 2007, the Ohio Attorney General filed a complaint in the Ohio Court of Common Pleas against AIG and a number of its subsidiaries, as well as several other broker and insurer defendants, asserting violation of Ohio’s antitrust laws. The complaint, which is similar to the Commercial Complaint, alleges that AIG and the other broker and insurer defendants conspired to allocate customers, divide markets, and restrain competition in commercial lines of casualty insurance sold through the broker defendant. The complaint seeks treble damages on behalf of Ohio public purchasers of commercial casualty insurance, disgorgement on behalf of both public and private purchasers of commercial casualty insurance, as well as a $500 per day penalty for each day of conspiratorial conduct. AIG, along with other co-defendants, moved to dismiss the complaint on November 16, 2007. Discovery is

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries
 6. Commitments, Contingencies and Guarantees (continued)
stayed in the case pending a ruling on the motion to dismiss or until May 15, 2008, whichever occurs first.
     Workers’ Compensation Litigation. On May 24, 2007, the National Workers Compensation Reinsurance Pool (the NWCRP), on behalf of its participant members, filed a lawsuit in the United States District Court for the Northern District of Illinois against AIG with respect to the underpayment by AIG of its residual market assessments for workers compensation. The complaint alleges claims for violations of RICO, breach of contract, fraud and related state law claims arising out of AIG’s alleged underpayment of these assessments between 1970 and the present and seeks damages purportedly in excess of $1 billion. On August 6, 2007, the court denied AIG’s motion seeking to dismiss or stay the complaint or, in the alternative, to transfer to the Southern District of New York. On December 26, 2007, the court denied AIG’s motion to dismiss the complaint. AIG filed its answer on January 22, 2008. On March 17, 2008, AIG filed an amended answer, counterclaims and third-party claims against NCCI (in its capacity as attorney-in-fact for the NWCRP), the NWCRP, its board members, and certain of the other insurance companies that are members of the NWCRP. The counterclaims and third-party claims allege violations of RICO, as well as claims for conspiracy, fraud, and other state law claims. On April 3, 2008, the court entered an order staying discovery through June 17, 2008.
     In addition, a similar lawsuit was filed by the Minnesota Workers Compensation Reinsurance Association and the Minnesota Workers Compensation Insurers Association in the United States District Court for the District of Minnesota. On August 6, 2007, AIG moved to dismiss the complaint. On March 28, 2008, the court granted that motion and dismissed the case in its entirety. On April 25, 2008, plaintiffs filed a notice of appeal of the dismissal with the United States Court of Appeals for the Eighth Circuit. On the same day, plaintiffs filed a new complaint making similar allegations in Minnesota state court. A purported class action was also filed in the United States District Court for the District of South Carolina on January 25, 2008 against AIG and certain of its subsidiaries, on behalf of a class of employers that obtained workers’ compensation insurance from AIG companies and allegedly paid inflated premiums as a result of AIG’s alleged underreporting of workers’ compensation premiums. An amended complaint in the South Carolina action was filed on March 24, 2008, and AIG filed a motion to dismiss the amended complaint on April 21, 2008.
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
     Starr Foundation. On May 7, 2008, the Starr Foundation filed a complaint in New York State Supreme Court against AIG, Martin Sullivan and Steven Bensinger, asserting a claim for common law fraud. The Starr Foundation is a not-for-profit corporation that holds approximately 15.4 million shares of AIG stock, and was created by AIG’s founder, Cornelius Vander Starr. The complaint alleges that the defendants made materially misleading statements and omissions concerning alleged multi-billion dollar losses in AIG’s portfolio of credit default swaps. The complaint asserts that if the Starr Foundation had known the truth about the alleged losses, it would have sold its remaining shares of AIG stock. The complaint alleges that the Starr Foundation has suffered damages of at least $300 million.
     Regulatory Investigations. Various federal, state and foreign regulatory and governmental agencies are reviewing certain public disclosures, transactions and practices of AIG and its subsidiaries in connection with industry wide and other inquiries. AIG has cooperated, and will continue to cooperate, in producing documents and other information in response to subpoenas and other requests. During 2006, the Settlement Review Working Group of the National Association of Insurance Commissioners (NAIC), under the direction of Indiana, Minnesota and Rhode Island, began an investigation into the underreporting of workers’ compensation premiums. In late 2007, the Settlement Review Working Group recommended that a multi-state targeted market conduct examination focusing on workers’ compensation insurance be commenced under the direction of the NAIC’s Market Analysis Working Group. AIG was informed of the multi-state targeted market conduct examination in January of 2008. AIG has been advised that the lead states in the multi-state examination are Delaware, Florida, Indiana, Massachusetts, Minnesota, Pennsylvania and Rhode Island and that all other states (and the District of Columbia) have agreed to participate with the exception of New York, Ohio and Nevada. AIG has also been advised that the examination will focus on both legacy issues and AIG’s current compliance with legal requirements applicable to AIG’s writing and reporting of workers’ compensation insurance. Although AIG has been advised by counsel engaged by the lead states to assist in their investigation, to date no determinations have been made with

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries
 6. Commitments, Contingencies and Guarantees (continued)
respect to these issues. AIG cannot predict the outcome of the investigation and there can be no assurance that any regulatory action resulting from the investigation will not have a material adverse effect on AIG’s consolidated results of operations for an individual reporting period as well as on the ongoing operations of certain of AIG’s businesses.
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
Flight Equipment
At March 31, 2008, ILFC had committed to purchase 211 new aircraft deliverable from 2008 through 2017 at an estimated aggregate purchase price of $18.8 billion. ILFC will be required to find customers for any aircraft acquired, and it must arrange financing for portions of the purchase price of such equipment.
     ILFC ordered 74 Boeing 787 aircraft with the first ten originally scheduled to be delivered in 2010. Boeing has made several announcements concerning the delays in the deliveries of the 787s. Boeing has informed ILFC that its 787 deliveries will be delayed by an average in excess of 27 months per aircraft and span across ILFC’s entire order, with the original contracted deliveries running from 2010 through 2017.
Other Commitments
In the normal course of business, AIG enters into commitments to invest in limited partnerships, private equities, hedge funds and mutual funds and to purchase and develop real estate in the U.S. and abroad. These commitments totaled $8.5 billion at March 31, 2008.
     On June 27, 2005, AIG entered into an agreement pursuant to which AIG agreed, subject to certain conditions, to make any payment that is not promptly paid with respect to the benefits accrued by certain employees of AIG and its subsidiaries under the SICO Plans (as discussed in the 2007 Annual Report on Form 10-K).
(c)     Contingencies
Loss Reserves. Although AIG regularly reviews the adequacy of the established reserve for losses and loss expenses, there can be no assurance that AIG’s ultimate loss reserves will not develop adversely and materially exceed AIG’s current loss reserves. Estimation of ultimate net losses, loss expenses and loss reserves is a complex process for long-tail casualty lines of business, which include excess and umbrella liability, directors and officers liability (D&O), professional liability, medical malpractice, workers’ compensation, general liability, products liability and related classes, as well as for asbestos and environmental exposures. Generally, actual historical loss development factors are used to project future loss development. However, there can be no assurance that future loss development patterns will be the same as in the past. Moreover, any deviation in loss cost trends or in loss development factors might not be discernible for an extended period of time subsequent to the recording of the initial loss reserve estimates for any accident year. Thus, there is the potential for reserves with respect to a number of years to be significantly affected by changes in loss cost trends or loss development factors that were relied upon in setting the reserves. These changes in loss cost trends or loss development factors could be attributable to changes in inflation, in labor and material costs or in the judicial environment, or in other social or economic phenomena affecting claims.
     Benefits Provided by Starr International Company, Inc. and C.V. Starr & Co., Inc. SICO has provided a series of two-year Deferred Compensation Profit Participation Plans (SICO Plans) to certain AIG employees. The SICO Plans were created in 1975 when the voting shareholders and Board of Directors of SICO, a private holding company whose principal asset is AIG common stock, decided that a portion of the capital value of SICO should be used to provide an incentive plan for the current and succeeding managements of all American International companies, including AIG.
     None of the costs of the various benefits provided under the SICO Plans has been paid by AIG, although AIG has recorded a charge to reported earnings for the deferred compensation amounts paid to AIG employees by SICO, with an offsetting amount credited to additional paid-in capital reflecting amounts considered to be contributed by SICO. The SICO Plans provide that shares currently owned by SICO are

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
AIG and certain of its subsidiaries become parties to derivative financial instruments with market risk resulting from both dealer and end-user activities and to reduce currency, interest rate, equity and commodity exposures. These instruments are carried at their estimated fair values in the consolidated balance sheet. The majority of AIG’s derivative activity is transacted by AIGFP. See Note 8 to the 2007 Annual Report on Form 10-K.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

7.	Employee Benefits
The components of the net periodic benefit costs with respect to pensions and other postretirement benefits were as follows:

	Pensions			Postretirement

	Non-U.S.	U.S.		Non-U.S.	U.S.
(in millions)	Plans	Plans	Total	Plans	Plans	Total

Three Months Ended March 31, 2008
Components of net periodic benefit cost:
Service cost	$24	$32	$56	$2	$2	$4
Interest cost	14	50	64	1	4	5
Expected return on assets	(11)	(60)	(71)	–	–	–
Amortization of prior service cost	(3)	–	(3)	–	–	–
Amortization of net loss	4	4	8	–	–	–

Net periodic benefit cost	$28	$26	$54	$3	$6	$9

Three Months Ended March 31, 2007
Components of net periodic benefit cost:
Service cost	$23	$30	$53	$1	$2	$3
Interest cost	12	45	57	1	4	5
Expected return on assets	(9)	(53)	(62)	–	–	–
Amortization of prior service cost	(2)	(1)	(3)	–	–	–
Amortization of net loss	2	9	11	–	–	–

Net periodic benefit cost	$26	$30	$56	$2	$6	$8

8.	Federal Income Taxes
Interim Period Tax Assumptions and Effective Tax Rates
AIG’s interim period tax expense or benefit is measured using an estimated annual effective tax rate. To the extent that a portion of AIG’s annual pretax income or loss cannot be reliably estimated, the actual tax expense or benefit applicable to that income or loss is reported in the interim period in which the related income or loss is reported. AIG is unable to reliably estimate other-than-temporary impairments and the operating results of AIGFP. Therefore, the related tax effects calculated at the statutory tax rate of 35 percent are reported as discrete adjustments to the estimated annual effective tax rate that AIG applies to all other pretax income.
     The effective tax rate on pre-tax income for the year ended December 31, 2007 was 16.3 percent. The effective rate was low due to the unrealized market valuation losses on AIGFP’s super senior credit default swap portfolio and other-than-temporary impairment charges. The effective tax rate on the pre-tax loss for the first three months of 2008 was 31.4 percent. The effective rate was lower than the statutory rate of 35 percent due primarily to $703 million of tax charges for the first three months of 2008, comprised of increases in the reserves for uncertain tax positions and other discrete period items.
Tax Filings and Examinations
On April 3, 2008, AIG filed a refund claim for tax years 1997 through 2004. The refund claim relates to the tax effect of the restatement of AIG’s 2004 and prior financial statements.
     On March 20, 2008, AIG received a Statutory Notice of Deficiency (the Notice) from the United States Internal Revenue Service (IRS) asserting liability for additional taxes for the 1997 through 1999 tax years. The Notice asserted that AIG owes additional taxes of $329 million, including penalties, and focuses principally on two issues: the timing of deductions and the disallowance of foreign tax credits associated with cross border financing transactions. The transactions that are the subject of the Notice (the Affected Transactions) extend beyond the period covered by the Notice, and it is likely that the IRS will seek to challenge those later periods. It is also possible that the IRS will consider other transactions to be similar to the Affected Transactions. AIG disagrees with the Notice and plans to contest the IRS’ assertions. AIG believes that it is adequately reserved for any liability that could result from the IRS actions.
     In April 2008, two separate court decisions were rendered relating to certain “lease-in, lease-out” transactions, which were adverse to the taxpayers. In accordance with FIN 48, AIG will evaluate in the second quarter of 2008 the effect of these decisions on lease transactions of AIG subsidi-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

8.	Federal Income Taxes (continued)
aries. Any resulting adjustment is not expected to be material to AIG’s consolidated results of operations or its consolidated financial condition.
FIN 48
As of March 31, 2008 and December 31, 2007, AIG’s unrecognized tax benefits, excluding interest and penalties, were $2.5 billion and $1.3 billion, respectively. The increase during the period is attributable to foreign tax credits associated with cross border financing transactions and to income and expense allocations across jurisdictions. As of March 31, 2008 and December 31, 2007, AIG’s unrecognized tax benefits included $923 million and $299 million, respectively, related to tax positions the disallowance of which would not affect the effective tax rate. The increase during the period is attributable to U.S. deferred taxes associated with income and expense allocations across jurisdictions. Accordingly, as of March 31, 2008 and December 31, 2007, the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate were $1.5 billion and $1.0 billion, respectively.
     Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. At March 31, 2008, AIG had accrued $351 million, for the payment of interest (net of the federal benefit) and penalties.
     AIG continually evaluates proposed adjustments by taxing authorities. At March 31, 2008, such proposed adjustments would not result in a material change to AIG’s consolidated financial condition, although it is possible that the effect could be material to AIG’s consolidated results of operations for an individual reporting period. Although it is reasonably possible that a significant change in the balance of unrecognized tax benefits may occur within the next twelve months, at this time it is not possible to estimate the range of the change due to the uncertainty of the potential outcomes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

9.	Information Provided in Connection with Outstanding Debt
The following condensed consolidating financial statements reflect the following:

•	AIG Life Holdings (US), Inc. (AIGLH), formerly known as American General Corporation, is a holding company and a wholly owned subsidiary of AIG. AIG provides a full and unconditional guarantee of all outstanding debt of AIGLH.

•	AIG Liquidity Corp. is a wholly owned subsidiary of AIG. AIG provides a full and unconditional guarantee of all obligations of AIG Liquidity Corp.

•	AIG Program Funding, Inc. is a wholly owned subsidiary of AIG. AIG provides a full and unconditional guarantee of all obligations of AIG Program Funding, Inc., which was established in 2007.
Condensed Consolidating Balance Sheet

	American
	International		AIG	AIG
	Group, Inc.		Liquidity	Program	Other		Consolidated
(in millions)	(As Guarantor)	AIGLH	Corp.	Funding, Inc.	Subsidiaries	Eliminations	AIG

March 31, 2008
Assets:
Investments and Financial Services assets	$12,895	$40	$–	$–	$850,273	$(21,956)	$841,252
Cash	273		–	–	2,216		2,489
Carrying value of subsidiaries and partially owned companies, at equity	98,742	20,900	–	–	24,545	(143,477)	710
Other assets	8,339	2,621	–	–	195,436	239	206,635

Total assets	$120,249	$23,561	$–	$–	$1,072,470	$(165,194)	$1,051,086

Liabilities:
Insurance liabilities	$–	$–	$–	$–	$547,260	$(99)	$547,161
Debt	37,363	2,136	–	–	151,859	(19,188)	172,170
Other liabilities	3,183	2,929	–	–	247,923	(2,083)	251,952

Total liabilities	40,546	5,065	–	–	947,042	(21,370)	971,283

Preferred shareholders’ equity in subsidiary companies	–	–	–	–	100		100
Total shareholders’ equity	79,703	18,496	–	–	125,328	(143,824)	79,703

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$120,249	$23,561	$–	$–	$1,072,470	$(165,194)	$1,051,086

December 31, 2007
Assets:
Investments and Financial Services assets	$14,648	$40	$–	$–	$859,063	$(21,790)	$851,961
Cash	84	1	–	–	2,199	–	2,284
Carrying value of subsidiaries and partially owned companies, at equity	111,714	24,396	–	–	18,542	(153,998)	654
Other assets	9,414	2,592	–	–	193,445	155	205,606

Total assets	$135,860	$27,029	$–	$–	$1,073,249	$(175,633)	$1,060,505

Liabilities:
Insurance liabilities	$43	$–	$–	$–	$534,369	$(75)	$534,337
Debt	36,045	2,136	–	–	156,003	(18,135)	176,049
Other liabilities	3,971	2,826	–	–	250,506	(3,085)	254,218

Total liabilities	40,059	4,962	–	–	940,878	(21,295)	964,604

Preferred shareholders’ equity in subsidiary companies	–	–	–	–	100	–	100
Total shareholders’ equity	95,801	22,067	–	–	132,271	(154,338)	95,801

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$135,860	$27,029	$–	$–	$1,073,249	$(175,633)	$1,060,505

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

9.	Information Provided in Connection with Outstanding Debt (continued)
Condensed Consolidating Statement of Income (Loss)

	American
	International		AIG		AIG
	Group, Inc.		Liquidity		Program	Other		Consolidated
(in millions)	(As Guarantor)	AIGLH	Corp.		Funding, Inc.	Subsidiaries	Eliminations	AIG

Three Months Ended March 31, 2008
Operating income (loss)	$(833)	$(21)	$	*	$–	$(10,410)	$–	$(11,264)
Equity in undistributed net income of consolidated subsidiaries	(7,754)	(1,246)		–	–	–	9,000	–
Dividend income from consolidated subsidiaries	749	–		–	–	–	(749)	–
Income taxes (benefits)	(33)	(3)		*	–	(3,501)		(3,537)
Minority interest	–	–		–	–	(78)		(78)

Net income (loss)	$(7,805)	$(1,264)	$	*	$–	$(6,987)	$8,251	$(7,805)

Three Months Ended March 31, 2007
Operating income (loss)	$(261)	$(73)	$	*	$–	$6,506	$–	$6,172
Equity in undistributed net income of consolidated subsidiaries	3,244	151		–	–	–	(3,395)	–
Dividend income from consolidated subsidiaries	1,286	440		–	–	–	(1,726)	–
Income taxes (benefits)	139	8		*	–	1,579	–	1,726
Minority interest	–	–		–	–	(316)	–	(316)

Net income (loss)	$4,130	$510	$	*	$–	$4,611	$(5,121)	$4,130

*Less than $1 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

9.	Information Provided in Connection with Outstanding Debt (continued)
Condensed Consolidating Statement of Cash Flows

	American
	International		AIG		AIG
	Group, Inc.		Liquidity		Program	Other	Consolidated
(in millions)	(As Guarantor)	AIGLH	Corp.		Funding, Inc.	Subsidiaries	AIG

Three Months Ended March 31, 2008
Net cash provided by operating activities	$504	$557	$	*	$–	$7,232	$8,293

Cash flows from investing:
Invested assets disposed	214	–		–	–	52,537	52,751
Invested assets acquired	(329)	–		–	–	(48,656)	(48,985)
Other	2,723	(58)		*	–	(2,902)	(237)

Net cash provided by (used) in investing activities	2,608	(58)		*	–	979	3,529

Cash flows from financing activities:
Issuance of debt	214	–		–	–	12,457	12,671
Repayments of debt	(28)	–		–	–	(19,880)	(19,908)
Payments advanced to purchase shares	(1,000)	–		–	–	–	(1,000)
Cash dividends paid to shareholders	(498)	–		–	–	–	(498)
Other	(1,610)	(500)		*	–	(830)	(2,940)

Net cash used in financing activities	(2,922)	(500)		*	–	(8,253)	(11,675)

Effect of exchange rate changes on cash	–	–		–	–	58	58

Change in cash	190	(1)		*	–	16	205
Cash at beginning of period	84	1		–	–	2,199	2,284

Cash at end of period	$274	$–	$	*	$–	$2,215	$2,489

Three Months Ended March 31, 2007
Net cash provided by operating activities	$261	$48	$	*	$–	$9,621	$9,930

Cash flows from investing:
Invested assets disposed	170	–		–	–	38,906	39,076
Invested assets acquired	(3,520)	–		–	–	(53,321)	(56,841)
Other	349	(48)		*	–	(560)	(259)

Net cash used in investing activities	(3,001)	(48)		*	–	(14,975)	(18,024)

Cash flows from financing activities:
Issuance of debt	6,831	–		–	–	17,923	24,754
Repayments of debt	(728)	–		–	–	(15,596)	(16,324)
Payments advanced to purchase shares	(3,000)	–		–	–	–	(3,000)
Cash dividends paid to shareholders	(430)	–		–	–	–	(430)
Other	38	–		*	–	3,178	3,216

Net cash provided by financing activities	2,711	–		*	–	5,505	8,216

Effect of exchange rate changes on cash	–	–		–	–	(10)	(10)

Change in cash	(29)	–		*	–	141	112
Cash at beginning of period	76	–		–	–	1,514	1,590

Cash at end of period	$47	$–	$	*	$–	$1,655	$1,702

*Less than $1 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

10.	Cash Flows
AIG has made certain revisions to the Consolidated Statement of Cash Flows, primarily relating to the effect of reclassifying certain policyholders’ account balances, the elimination of certain intercompany balances and revisions related to separate account assets. Accordingly, AIG revised the previous periods presented to conform to the revised presentation. There was no effect on ending cash balances.
The revisions and their effect on the Consolidated Statement of Cash Flows for the three months ended March 31, 2007 were as follows:

	Originally Reported
(in millions)	March 31, 2007	Revisions	As Revised

Cash flows from operating activities	$8,633	$1,297	$9,930

Cash flows from investing activities	(16,863)	(1,161)	(18,024)

Cash flows from financing activities	8,352	(136)	8,216

American International Group, Inc. and Subsidiaries

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide the reader a narrative with respect to AIG’s operations, financial condition and liquidity and certain other significant matters.
Cautionary Statement Regarding Projections and Other Information About Future Events
This Quarterly Report on Form 10-Q and other publicly available documents may include, and AIG’s officers and representatives may from time to time make, projections concerning financial information and statements concerning future economic performance and events, plans and objectives relating to management, operations, products and services, and assumptions underlying these projections and statements. These projections and statements are not historical facts but instead represent only AIG’s belief regarding future events, many of which, by their nature, are inherently uncertain and outside AIG’s control. These projections and statements may address, among other things, the status and potential future outcome of the current regulatory and civil proceedings against AIG and their potential effect on AIG’s businesses, financial condition, results of operations, cash flows and liquidity, AIG’s exposures to subprime mortgages, monoline insurers and the residential real estate market and AIG’s strategy for growth, product development, market position, financial results and reserves. It is possible that AIG’s actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these projections and statements. Factors that could cause AIG’s actual results to differ, possibly materially, from those in the specific projections and statements are discussed in Outlook and throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Item 1A. Risk Factors of AIG’s Annual Report on Form 10-K for the year ended December 31, 2007 (2007 Annual Report on Form 10-K). AIG is not under any obligation (and expressly disclaims any such obligations) to update or alter any projection or other statement, whether written or oral, that may be made from time to time, whether as a result of new information, future events or otherwise.

American International Group, Inc. and Subsidiaries
In addition to reviewing AIG’s results for the first three months of 2008, this Management’s Discussion and Analysis of Financial Condition and Results of Operations supplements and updates the information and discussion included in the 2007 Annual Report on Form 10-K. Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, AIG presents its operations in the way it believes will be most meaningful. Statutory loss ratios and combined ratios are presented in accordance with accounting principles prescribed by insurance regulatory authorities because these are standard measures of performance filed with insurance regulatory authorities and used for analysis in the insurance industry and thus allow more meaningful comparisons with AIG’s insurance competitors. AIG also uses cross-references to additional information included in this Quarterly Report on Form 10-Q and in the 2007 Annual Report on Form 10-K to assist readers seeking related information on a particular subject.
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
Outlook
The following paragraphs supplement and update the information and discussion included in Management’s Discussion and Analysis of Financial Condition and Results of Operations — Outlook in the 2007 Annual Report on Form 10-K to reflect developments in or affecting AIG’s business to date during 2008. These paragraphs also supplement and update Item 1A. Risk Factors in the 2007 Annual Report on Form 10-K.
General Trends
In mid-2007, the U.S. residential mortgage market began to experience serious disruption due to credit quality deterioration in a significant portion of loans originated, particularly to non-prime and subprime borrowers; evolving changes in the regulatory environment; a slower residential housing market; increased cost of borrowings for mortgage participants; and illiquid credit markets. The conditions continued and worsened throughout 2007 and the first quarter of 2008, expanding into the broader U.S. credit markets and resulting in greater volatility, less liquidity, widening of credit spreads, a lack of price transparency and increased credit losses in certain markets.
     AIG participates in the U.S. residential mortgage market in several ways: American General Finance, Inc. (AGF) originates principally first-lien mortgage loans and to a lesser extent second-lien mortgage loans to buyers and owners of residential housing; United Guaranty Corporation (UGC) provides first loss mortgage guaranty insurance for high loan-to-value first-and second-lien residential mortgages; AIG insurance and financial services subsidiaries invest in mortgage-backed securities and collateralized debt obligations (CDOs), in which the underlying collateral is composed in whole or in part of residential mortgage loans; and AIG Financial Products Corp. and AIG Trading Group Inc. and their respective subsidiaries (collectively, AIGFP) provides credit protection through credit default swaps on certain super senior tranches of CDOs, a significant majority of which have AAA underlying or subordinate layers.
     Continuing disruption in the U.S. residential mortgage and other credit markets may also increase claim activity in the financial institution segment of AIG’s directors and officers liability (D&O) and professional liability classes of business. However, based on its review of information currently available, AIG believes overall loss activity for the broader D&O and professional liability classes is likely to remain within or near the levels observed during the last several years, which include losses related to stock options backdating as well as to the U.S. residential mortgage market.
     The operating results of AIG’s consumer finance and mortgage guaranty operations in the United States have been and are likely to continue to be adversely affected by the factors referred to above. The downward cycle in the U.S. housing market is not expected to improve until residential inventories return to a more normal level and the mortgage credit market stabilizes. The duration and severity of the downward cycle could be further negatively affected in the event of an economic recession. AIG expects that this downward cycle will continue to adversely affect UGC’s operating results for the foreseeable future and will result in a

American International Group, Inc. and Subsidiaries
significant operating loss for UGC in 2008 and possibly beyond. AIG also incurred substantial unrealized market valuation losses on AIGFP’s super senior credit default swap portfolio and substantial other-than-temporary impairment charges on AIG’s available for sale securities in the first quarter of 2008 and fourth quarter of 2007. The results from AIG’s operations with exposure to the U.S. residential mortgage market will be highly dependent on future market conditions. Continuing market deterioration will cause AIG to report additional unrealized market valuation losses and impairment charges.
     The ongoing effect of the downward cycle in the U.S. housing market on AIG’s consolidated financial condition could be material if the market disruption continues to expand beyond the residential mortgage markets, although AIG seeks to mitigate the risks to its business by disciplined underwriting and active risk management.
     Credit ratings are important to AIG’s business, results of operations and liquidity. Downgrades in AIG’s credit ratings could increase AIG’s borrowing costs and could adversely affect its competitive position and liquidity. With respect to AIG’s liquidity, it is estimated that, as of the close of business on April 30, 2008, based on AIGFP’s outstanding municipal guaranteed investment agreements (GIAs) and financial derivative transactions at that date, a downgrade of AIG’s longer-term senior debt ratings to ‘Aa3’ by Moody’s Investors Service (Moody’s) or ‘AA-’ by Standard & Poor’s, a division of the McGraw-Hill Companies (S&P) would permit counterparties to call for approximately $1.8 billion of collateral, while a downgrade to ‘A1’ by Moody’s or A+ by S&P would permit counterparties to call for approximately $9.8 billion of additional collateral. Further downgrades could result in requirements for substantial additional collateral, which could have a material adverse effect on how AIGFP manages its liquidity. The actual amount of collateral that AIGFP would be required to post to counterparties in the event of such downgrades depends on market conditions, the fair value of outstanding affected transactions and other factors prevailing at the time of the downgrade. Additional obligations to post collateral would increase the demands on AIGFP’s liquidity.
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
Capital Resources
In light of the ongoing significant effects the disruption in the U.S. housing and credit markets is having on AIG’s results, AIG is planning to raise additional capital to fortify its balance sheet and increase financial flexibility.
General Insurance
The commercial property and casualty insurance industry has historically experienced cycles of price erosion followed by rate strengthening as a result of catastrophes or other significant losses that affect the overall capacity of the industry to provide coverage. As premium rates decline, AIG will generally experience higher current accident year loss ratios, as the written premiums are earned, and higher expense ratios if written premiums decline more quickly than expenses. Despite industry price erosion in commercial lines, AIG expects to continue to identify profitable opportunities and build attractive new general insurance businesses as a result of AIG’s broad product line and extensive distribution networks in the United States and abroad.
     Workers’ compensation remains under considerable pricing pressure, as statutory rates continue to decline. Rates for most casualty lines of insurance continue to decline due to competitive pressures, particularly for aviation, excess casualty and D&O exposures. Rates for commercial property lines are also declining following another year of relatively low catastrophe losses. Further price erosion is expected during the remainder of 2008 for the commercial lines; AIG seeks to mitigate the decline by constantly seeking out profitable opportunities across its diverse product lines and distribution networks while maintaining a commitment to underwriting discipline. There can be no assurance that price erosion will not become more widespread or that AIG’s profitability will not deteriorate from current levels in major commercial lines.
     The personal lines market has softened considerably and further deterioration in underwriting results is expected to continue through 2009. A generally weakening economy and increasing loss trends are contributing factors. AIG is filing for rate increases and tightening underwriting guidelines where necessary in response to the changing market conditions.
Life Insurance & Retirement Services
Disruption in the U.S. residential mortgage and credit markets had a significant adverse effect on Life Insurance & Retirement Services operating results, specifically its net investment income and net realized capital losses in 2007 and the first three months of 2008, and AIG expects that this disruption will continue to be a key factor in the remainder of 2008 and beyond, especially in its U.S.-based operations. The volatility in operating results will be further magnified by the

American International Group, Inc. and Subsidiaries
continuing market shift to variable products with living benefits.
     In response to the market disruption, AIG, including Domestic Life and Domestic Retirement Services, has been increasing its liquidity position and investing in shorter duration investments. While prudent in the current environment, such actions will reduce overall investment yields.
     Recent capital markets volatility has put pressure on credit lenders resulting in increased costs for premium financing, which could affect future sales of products where such financing is used, primarily in large universal life policies in Domestic Life Insurance.
     The U.S. dollar has significantly weakened against many currencies, resulting in a favorable effect on operating results due to the translation of foreign currencies to the U.S. dollar. However, the weakened dollar has an unfavorable effect on other-than-temporary impairments in Foreign Life Insurance & Retirement Services and will continue to affect operating results throughout 2008.
     An additional capital contribution to operations in Taiwan is planned for the second quarter of 2008 in order to meet the needs of this growing business and increased risk-based capital requirements. The amount of the additional capital contribution is expected to be approximately $400 million.
Financial Services
AIG exercises significant judgment in the valuation of its various credit default swap portfolios. AIG uses pricing models and other methodologies to value these portfolios that take into account, where applicable, and to the extent possible, third-party prices, pricing matrices, the movement of indices (such as the CDX and iTraxx), collateral calls and other observable market data. There is no uniform methodology used by market participants in valuing these types of portfolios. AIG believes that the assumptions and judgments it makes are reasonable and lead to an overall methodology that is reasonable, but other market participants may use other methodologies, including, among other things, models, indices and selection of third-party pricing sources, that are based upon different assumptions and judgments, and these methodologies may generate materially different values. AIG regularly updates and analyzes the appropriateness of its valuation methodologies. Updates to or changes in AIG’s methodologies or assumptions may materially change AIG’s estimates of the value of its credit default swap portfolios.
     For additional information regarding AIG’s methodology, models and assumptions with respect to the valuation and credit-based analyses of the AIGFP super senior credit default swap portfolio see Critical Accounting Estimates — Fair Value Measurements of Certain Financial Assets and Liabilities — AIGFP’s Super Senior Credit Default Swap Portfolio, and — Valuation of Level 3 Assets and Liabilities — Super senior credit default swap portfolio. Also refer to Risk Management — Credit Derivatives.
     The ongoing disruption in the U.S. residential mortgage and credit markets and the downgrades of residential mortgage-backed securities and CDO securities by rating agencies continue to adversely affect the fair value of the super senior credit default swap portfolio written by AIGFP. AIG expects that continuing limitations on the availability of market observable data will affect AIG’s determinations of the fair value of these derivatives, including by preventing AIG, for the foreseeable future, from recognizing the beneficial effect of the differential between credit spreads used to price a credit default swap and spreads implied from prices of the CDO bonds referenced by such swap. The fair value of these derivatives is expected to continue to fluctuate, perhaps materially, in response to changing market conditions, and AIG’s estimates of the value of AIGFP’s super senior credit derivative portfolio at future dates could therefore be materially different from current estimates. Further declines in the fair values of these derivatives may require AIGFP to post additional collateral which may be material to AIGFP’s financial condition.
     Under the terms of most of these credit derivatives, losses to AIG would generally result from the credit impairment of the referenced CDO bonds that AIG would acquire in satisfying its swap obligations. Based upon its most current analyses, AIG believes that any credit impairment losses which may emerge over time at AIGFP will not be material to AIG’s consolidated financial condition, but could be material to the manner in which AIG manages its liquidity. In making this assessment, AIG uses a credit-based analysis to estimate potential realized credit impairment losses from AIGFP’s super senior credit default swap portfolio. This analysis makes various assumptions as to estimates of future stresses on the portfolio resulting from further downgrades by the rating agencies of the CDO collateral. In addition, during the first quarter of 2008, AIG introduced another methodology called a roll rate analysis. This methodology rolls forward current and estimated future delinquencies and defaults in underlying mortgages in the CDO collateral pools to estimate potential losses in the CDOs. Due to the dislocation in the market for CDO collateral, AIG does not use the market values of the underlying CDO collateral in estimating its potential realized credit impairment losses. The use of factors derived from market-observable prices in models used to determine the estimates for future realized credit impairment losses would result in materially higher estimates of realized credit impairment losses. AIG’s credit-based analyses estimate potential realized credit impairment pre-tax losses at

American International Group, Inc. and Subsidiaries
approximately $1.2 billion to approximately $2.4 billion. Other types of analyses or models could result in materially different estimates. AIG is aware that other market participants have used different assumptions and methodologies to estimate the potential realized credit impairment losses on AIGFP’s super senior credit default swap portfolio, resulting in a significantly higher estimate than that resulting from AIG’s credit-based analysis. For example, a third-party analysis provided to AIG, that AIG understands uses credit and market value inputs, estimates the potential realized pre-tax losses on AIGFP’s super senior credit default swap portfolio at between approximately $9 billion and approximately $11 billion. (AIG expresses no view as to the reasonableness of this third-party estimate and does not intend to seek an update of this estimate.) There can be no assurance that AIG’s estimate will not change or that the ultimate realized losses on AIGFP’s super senior credit default swap portfolio will not exceed any current estimates.
     Approximately $335 billion of the $469 billion in notional exposure on AIGFP’s super senior credit default swap portfolio as of March 31, 2008 was written to facilitate regulatory capital relief for financial institutions primarily in Europe. AIG expects that the majority of these transactions will be terminated within the next 12 to 24 months by AIGFP’s counterparties as they implement models compliant with the new Basel II Accord. As of April 30, 2008, $55 billion in notional exposures have either been terminated or are in the process of being terminated at the request of counterparties. In its 2007 Annual Report on Form 10-K, AIG had previously reported that as of February 26, 2008, $54 billion in notional exposures have either been terminated or are in the process of being terminated. AIG has recently refined its approach to estimating its net notional exposures on certain of these transactions that have unique features. The notional exposures on transactions terminated or that were in the process of being terminated as of February 26, 2008 is $46 billion under the refined method. AIGFP was not required to make any payments as part of these terminations and in certain cases was paid a fee upon termination.
     In light of this experience to date and after other comprehensive analyses, AIG determined that there was no unrealized market valuation adjustment to be recognized for this regulatory capital relief portfolio for the three months ended March 31, 2008. AIG will continue to assess the valuation of this portfolio and monitor developments in the marketplace. Given the significant deterioration in the global credit markets and the risk that AIGFP’s expectations with respect to the termination of these transactions by its counterparties may not materialize, there can be no assurance that AIG will not recognize unrealized market valuation losses from this portfolio in future periods, and recognition of even a small percentage decline in the fair value of this portfolio could be material to an individual reporting period. These transactions contributed approximately $89 million to AIGFP’s revenues in the three-months ended March 31, 2008. If AIGFP is not successful in replacing the revenues generated by these transactions, AIGFP’s operating results could be materially adversely affected.
     Approximately $57 billion of the $469 billion in notional exposure on AIGFP’s super senior credit default swaps as of March 31, 2008 was written on investment grade corporate debt and CLOs. There is no uniform methodology to estimate the fair value of corporate super senior credit default swaps. AIG estimates the fair value of its corporate credit default swap portfolio by reference to benchmark indices, including the CDX and iTraxx, and third-party prices and collateral calls. AIG believes that its methodology to value the corporate credit default swap portfolio is reasonable, but other market participants use other methodologies and these methodologies may generate materially different fair value estimates. No assurance can be given that the fair value of AIG’s corporate credit default swap portfolio would not change materially if other market indices or pricing sources were used to estimate the fair value of the portfolio.
     For a description of important factors that may affect the operations and initiatives described above, see Item 1A. Risk Factors in the 2007 Annual Report on Form 10-K.
Consolidated Results
AIG’s consolidated revenues, income (loss) before income taxes, minority interest and net income (loss) were as follows:

	Three Months Ended
	March 31,		Percentage
			Increase/
(in millions)	2008	2007	(Decrease)

Total revenues	$14,031	$30,645	(54)%

Income (loss) before income taxes and minority interest	(11,264)	6,172	—

Net income (loss)	$(7,805)	$4,130	—%

     AIG’s consolidated revenues decreased in the three months ended March 31, 2008 compared to the same period in 2007 due to an unrealized market valuation loss of $9.1 billion on AIGFP’s super senior credit default swap portfolio recorded in other income, higher net realized capital losses and a decline in net investment income, which more than offset growth in premiums and other considerations in the Life Insurance & Retirement Services segment. Net realized capital losses of $6.1 billion in the three months ended March 31, 2008 included other-than-temporary impairment charges of $5.6 billion, primarily related to the significant disruption in the residential mortgage and credit markets and investment-

American International Group, Inc. and Subsidiaries
related losses of $779 million where AIG lacks the intent to hold the investments to recovery. Total other-than-temporary impairment charges in the three months ended March 31, 2007 were $467 million. See Invested Assets — Portfolio Review — Other-than-temporary impairments herein. The decline in net investment income reflects lower returns from partnerships, hedge funds and mutual funds as well as lower policyholder trading gains in Life Insurance & Retirement Services. Policyholder trading gains are offset by a charge to incurred policy losses and benefits expense.
     Income (loss) before income taxes and minority interest declined in the three months ended March 31, 2008 due primarily to the losses described above.
Income Taxes
The effective tax rate on pre-tax income for the year ended December 31, 2007 was 16.3 percent. The effective rate was low due to the unrealized market valuation losses on AIGFP’s super senior credit default swap portfolio and other-than-temporary impairment charges. The effective tax rate on the pre-tax loss for the first three months of 2008 was 31.4 percent. The effective rate was lower than the statutory rate of 35 percent due primarily to $703 million of tax charges for the first three months of 2008, comprised of increases in the reserves for uncertain tax positions and other discrete period items. See also Note 8 to Consolidated Financial Statements.
Segment Results
The following table summarizes the operations of each principal segment. (See also Note 2 to Consolidated Financial Statements.)

	Three Months Ended
	March 31,		Percentage
Operating Segments			Increase/
(in millions)	2008	2007	(Decrease)

Total revenues(a):
General Insurance	$12,289	$12,903	(5)%
Life Insurance & Retirement Services(b)	8,752	13,682	(36)
Financial Services(c)(d)	(6,560)	2,201	—
Asset Management(e)	(149)	1,669	—
Other	(128)	131	—
Consolidation and eliminations	(173)	59	—

Total	$14,031	$30,645	(54)%

Operating income (loss)(a):
General Insurance	$1,337	$3,096	(57)%
Life Insurance & Retirement Services(b)	(1,831)	2,281	—
Financial Services(c)(d)	(8,772)	292	—
Asset Management(e)	(1,251)	758	—
Other	(768)	(470)	—
Consolidation and eliminations	21	215	(90)

Total	$(11,264)	$6,172	—%

(a)	For the three-month periods ended March 31, 2008 and 2007, includes other-than-temporary impairment charges of $5.6 billion and $467 million, respectively. Also includes gains (losses) from hedging activities that did not qualify for hedge accounting treatment under Statement of Financial Accounting Standards (FAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133), including the related foreign exchange gains and losses. For the three-month periods ended March 31, 2008 and 2007, the effect was $(748) million and $(452) million, respectively, in both revenues and operating income (loss). These amounts result primarily from interest rate and foreign currency derivatives that are effective economic hedges of investments and borrowings.
(b)	For the three-month periods ended March 31, 2008 and 2007, includes other-than-temporary impairment charges of $4.4 billion and $392 million, respectively.

(c)	Includes gains (losses) from hedging activities that did not qualify for hedge accounting treatment under FAS 133, including the related foreign exchange gains and losses. For the three-month periods ended March 31, 2008 and 2007, the effect was $(204) million and $(160) million, respectively, in both revenues and operating income (loss). These amounts result primarily from interest rate and foreign currency derivatives that are effective economic hedges of investments and borrowings.

(d)	For the three-month period ended March 31, 2008, both revenues and operating income (loss) include an unrealized market valuation loss of $9.1 billion on AIGFP’s super senior credit default swap portfolio.

(e)	Includes net realized capital losses of $1.4 billion for the three-month period ended March 31, 2008, including other-than-temporary impairment charges of $1.0 billion.
General Insurance
AIG’s General Insurance operations provide property and casualty products and services throughout the world. Revenues in the General Insurance segment represent net premiums earned, net investment income and net realized capital gains (losses). The decrease in General Insurance revenues in the first three months of 2008 compared to the same period in 2007 was due to net realized capital losses for the first three months of 2008 compared to net realized capital gains in the same period of 2007 and lower net investment income as returns on partnership investments declined. The decrease in General Insurance operating income in the first three months of 2008 compared to the same period in 2007 was driven by AIG Commercial Insurance (Commercial Insurance), reflecting lower underwriting profit and net investment income, as well as net realized capital losses incurred by Commercial Insurance in 2008. Operating losses from the Mortgage Guaranty business and a decline in Foreign General Insurance net investment income in the first three months of 2008 also contributed to the decrease in General Insurance operating income.

American International Group, Inc. and Subsidiaries
Life Insurance & Retirement Services
AIG’s Life Insurance & Retirement Services operations provide insurance, financial and investment-oriented products throughout the world. Revenues in the Life Insurance & Retirement Services operations represent premiums and other considerations, net investment income and net realized capital gains (losses). Foreign operations contributed approximately 80 percent and 78 percent of AIG’s Life Insurance & Retirement Services premiums and other considerations for the first three months of 2008 and 2007, respectively.
     Life Insurance & Retirement Services operating income (loss) declined in the first three months of 2008 compared to the same period in 2007 primarily due to higher net realized capital losses in 2008. In addition, the operating loss in the first three months of 2008 was negatively affected by trading account losses in the U.K. associated with certain investment-linked products and an increase in incurred policyholder benefits related to a closed block of Japan business with guaranteed benefits. These declines were partially offset by reductions in deferred policy acquisition costs (DAC) and sales inducement asset (SIA) amortization related to realized capital losses and growth in the underlying reserves which reflects increased assets under management.
Financial Services
AIG’s Financial Services subsidiaries engage in diversified activities including aircraft and equipment leasing, capital markets, consumer finance and insurance premium finance. Revenues in the Financial Services segment include interest, realized and unrealized gains and losses, including the unrealized market valuation losses on AIGFP’s super senior credit default swap portfolio, and lease and finance charges.
     Financial Services reported an operating loss in the first three months of 2008 compared to operating income in the same period in 2007, primarily due to an unrealized market valuation loss of $9.1 billion on AIGFP’s super senior credit default swap portfolio and a decline in operating income for AGF. Capital Markets net operating loss for the first three months of 2008 was $8.9 billion, reflecting the pre-tax unrealized market valuation loss on the super senior credit default swap portfolio. The net loss also includes an increase to pre-tax earnings of $2,648 million attributable to changes in AIG’s credit spreads which were substantially offset by the effect of changes in counterparty credit spreads on assets measured at fair value of $2,620 million. On January 1, 2008, AIGFP elected the fair value option for almost all of its eligible financial assets and liabilities. Included in the first quarter 2008 net operating loss is the transition amount of $291 million related to the adoption of FAS 157 and FAS 159.
     In the first three months of 2007, AGF’s mortgage banking operations recorded a pre-tax charge of $128 million, representing the estimated cost of implementing the Supervisory Agreement entered into with the Office of Thrift Supervision (OTS).
     Operating income for ILFC increased in the first three months of 2008 compared to the same period in 2007 driven to a large extent by a larger aircraft fleet, higher lease rates and higher utilization.
Asset Management
AIG’s Asset Management operations include institutional and retail asset management, broker-dealer services and Spread-Based Investment businesses. Revenues in the Asset Management segment represent investment income with respect to spread-based products and management, advisory and incentive fees.
     Asset Management operating income decreased in the first three months of 2008 compared to the same period in 2007, due to other-than-temporary impairment charges on fixed income investments, lower partnership income and mark to market losses on interest rate and foreign currency hedge positions not qualifying for hedge accounting related to the Spread-Based Investment business.
Capital Resources
At March 31, 2008, AIG had total consolidated shareholders’ equity of $79.7 billion and total consolidated borrowings of $172.2 billion. At that date, $68.3 billion of such borrowings were subsidiary borrowings not guaranteed by AIG.
     In February 2007, AIG’s Board of Directors increased AIG’s share repurchase program by authorizing the purchase of shares with an aggregate purchase price of $8 billion. In November 2007, AIG’s Board of Directors authorized the purchase of an additional $8 billion in common stock. At May 7, 2008, $9 billion was available for purchase under the aggregate authorization. A total of 34,093,783 shares were purchased during the first three months of 2008. Subsequent to March 31, 2008, an additional 3,832,276 shares were purchased, satisfying the balance of the commitments existing at December 31, 2007 that had not been satisfied at March 31, 2008. AIG does not expect to purchase additional shares under its share repurchase program for the foreseeable future.
Liquidity
AIG manages liquidity at both the subsidiary and parent company levels. At March 31, 2008, AIG’s consolidated invested assets, primarily held by its subsidiaries, included $63.6 billion in cash and short-term investments. Consolidated net cash provided from operating activities in the first three months of 2008 amounted to $8.3 billion. At both the subsidiary and parent company level, liquidity management activities are intended to preserve and enhance

American International Group, Inc. and Subsidiaries
funding stability, flexibility, and diversity through a wide range of potential operating environments and market conditions. AIG’s primary sources of cash flow are dividends and other payments from its regulated and unregulated subsidiaries, as well as issuances of debt securities. Primary uses of cash flow are for debt service, subsidiary funding, shareholder dividend payments and common stock repurchases. Management believes that AIG’s liquid assets, cash provided by operations and access to the capital markets will enable it to meet its anticipated cash requirements, including the funding of dividends under AIG’s dividend policy.
Critical Accounting Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires the application of accounting policies that often involve a significant degree of judgment. AIG considers that its accounting policies that are most dependent on the application of estimates and assumptions, and therefore viewed as critical accounting estimates, to be those relating to reserves for losses and loss expenses, future policy benefits for life and accident and health contracts, recoverability of DAC, estimated gross profits for investment-oriented products, fair value measurements of certain financial assets and liabilities, other-than-temporary impairments, the allowance for finance receivable losses and flight equipment recoverability. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. To the extent actual experience differs from the assumptions used, AIG’s results of operations would be directly affected.
     Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, AIG’s critical accounting estimates are discussed in detail. The major categories for which assumptions are developed and used to establish each critical accounting estimate are highlighted below.
Reserves for Losses and Loss Expenses
(General Insurance):

•	Loss trend factors: used to establish expected loss ratios for subsequent accident years based on premium rate adequacy and the projected loss ratio with respect to prior accident years.

•	Expected loss ratios for the latest accident year: in this case, accident year 2007 for the year-end 2007 loss reserve analysis. For low-frequency, high-severity classes such as excess casualty, expected loss ratios generally are utilized for at least the three most recent accident years.

•	Loss development factors: used to project the reported losses for each accident year to an ultimate amount.

•	Reinsurance recoverable on unpaid losses: the expected recoveries from reinsurers on losses that have not yet been reported and/or settled.
Future Policy Benefits for Life and Accident and Health Contracts (Life Insurance & Retirement Services):

•	Interest rates: which vary by geographical region, year of issuance and products.

•	Mortality, morbidity and surrender rates: based upon actual experience by geographical region modified to allow for variation in policy form, risk classification and distribution channel.
Deferred Policy Acquisition Costs (Life Insurance & Retirement Services):

•	Recoverability: based on current and future expected profitability, which is affected by interest rates, foreign exchange rates, mortality experience and policy persistency.
Deferred Policy Acquisition Costs (General Insurance):

•	Recoverability: based upon the current terms and profitability of the underlying insurance contracts.
Estimated Gross Profits for Investment-Oriented Products (Life Insurance & Retirement Services):

•	Estimated gross profits: to be realized over the estimated duration of the contracts (investment-oriented products) affect the carrying value of DAC, unearned revenue liability, SIAs and associated amortization patterns. Estimated gross profits include investment income and gains and losses on investments less required interest, actual mortality and other expenses.
Allowance for Finance Receivable Losses (Financial Services):

•	Historical defaults and delinquency experience: utilizing factors, such as delinquency ratio, allowance ratio, charge-off ratio and charge-off coverage.

•	Portfolio characteristics: portfolio composition and consideration of the recent changes to underwriting criteria and portfolio seasoning.

•	External factors: consideration of current economic conditions, including levels of unemployment and personal bankruptcies.

•	Migration analysis: empirical technique measuring historical movement of similar finance receivables through various levels of repayment, delinquency, and loss categories to existing finance receivable pools.
Flight Equipment Recoverability (Financial Services):

•	Expected undiscounted future net cash flows: based upon current lease rates, projected future lease rates and estimated terminal values of each aircraft based on expectations of market participants.

American International Group, Inc. and Subsidiaries
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
     The determination that a security has incurred an other-than-temporary decline in value requires the judgment of management and consideration of the fundamental condition of the issuer, its near-term prospects and all the relevant facts and circumstances. The above criteria also consider circumstances of a rapid and severe market valuation decline, such as that experienced in current credit markets, in which AIG could not reasonably assert that the recovery period would be temporary (severity losses). For further discussion, see Portfolio Review — Other-Than-Temporary Impairments.
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
Fair Value Measurements of Certain Financial Assets and Liabilities:
AIG measures at fair value on a recurring basis financial instruments in its trading and available for sale securities portfolios, certain mortgage and other loans receivable, certain spot commodities, derivative assets and liabilities, securities purchased (sold) under agreements to resell (repurchase), securities lending invested collateral, non-marketable equity investments, included in other invested assets, certain policyholders’ contract deposits, securities and spot commodities sold but not yet purchased, certain trust deposits and deposits due to banks and other depositors, certain long-term borrowings, and certain hybrid financial instruments included in other liabilities. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
     The degree of judgment used in measuring the fair value of financial instruments generally correlates with the level of pricing observability. Financial instruments with quoted prices in active markets generally have more pricing observability and less judgment is used in measuring fair value. Conversely, financial instruments traded in other-than-active markets or that do not have quoted prices have less observability and are measured at fair value using valuation models or other pricing techniques that require more judgment. Pricing observability is affected by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established, the characteristics specific to the transaction and general market conditions.
Fixed Maturities — Trading and Available for Sale
AIG maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. Whenever available, AIG obtains quoted prices in active markets for identical assets at the balance sheet date to measure at fair value fixed maturity instruments in its trading and available for sale portfolios. Market price data generally is obtained from exchange or dealer markets.
     AIG estimates the fair value of fixed maturity instruments not traded in active markets, including securities purchased (sold) under agreements to resell (repurchase) and mortgage and other loans receivable, for which AIG elected the fair value option by referring to traded securities with similar attributes, using dealer quotations and matrix pricing methodologies, or discounted cash flow analyses. This methodology considers such factors as the issuer’s industry, the security’s rating and tenor, its coupon rate, its position in the capital structure of the issuer, yield curves, credit curves, prepayment rates and other relevant factors. For fixed maturity instruments that are not traded in active markets or that are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments generally are based on available market evidence. In the absence of such evidence, management’s best estimate is used.

American International Group, Inc. and Subsidiaries
Equity Securities Traded in Active Markets — Trading and Available for Sale
AIG maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. Whenever available, AIG obtains quoted prices in active markets for identical assets at the balance sheet date to measure at fair value marketable equity securities in its trading and available for sale portfolios. Market price data generally is obtained from exchange or dealer markets.
Direct Private Equity Securities Not Traded in Active Markets — Other Invested Assets
AIG initially estimates the fair value of equity securities not traded in active markets by reference to the transaction price. This valuation is adjusted only when changes to inputs and assumptions are corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalizations and other transactions across the capital structure, offerings in the equity capital markets, and changes in financial ratios or cash flows. For equity securities that are not traded in active markets or that are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability and such adjustments generally are based on available market evidence. In the absence of such evidence, management’s best estimate is used. AIG initially estimates the fair value of investments in private limited partnerships and hedge funds by reference to the transaction price. Subsequently, AIG obtains the fair value of these investments generally from net asset value information provided by the general partner or manager of the investments, the financial statements of which generally are audited annually.
Separate and Variable Account Assets
Separate and variable account assets are composed primarily of registered and unregistered open-end mutual funds that generally trade daily and are measured at fair value in the manner discussed above for equity securities traded in active markets.
Freestanding Derivatives
Derivative assets and liabilities can be exchange-traded or traded over the counter (OTC). AIG generally values exchange-traded derivatives within portfolios using models that calibrate to market clearing levels and eliminate timing differences between the closing price of the exchange-traded derivatives and their underlying instruments.
     OTC derivatives are valued using market transactions and other market evidence whenever possible, including market-based inputs to models, model calibration to market clearing transactions, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. When models are used, the selection of a particular model to value an OTC derivative depends on the contractual terms of, and specific risks inherent in, the instrument as well as the availability of pricing information in the market. AIG generally uses similar models to value similar instruments. Valuation models require a variety of inputs, including contractual terms, market prices and rates, yield curves, credit curves, measures of volatility, prepayment rates and correlations of such inputs. For OTC derivatives that trade in liquid markets, such as generic forwards, swaps and options, model inputs can generally be corroborated by observable market data by correlation or other means and model selection does not involve significant management judgment.
     Certain OTC derivatives trade in less liquid markets with limited pricing information and the determination of fair value for these derivatives is inherently more difficult. When AIG does not have corroborating market evidence to support significant model inputs and cannot verify the model to market transactions, the transaction price is initially used as the best estimate of fair value. Accordingly, when a pricing model is used to value such an instrument, the model is adjusted so the model value at inception equals the transaction price. Subsequent to initial recognition, AIG updates valuation inputs when corroborated by evidence such as similar market transactions, third-party pricing services and/or broker or dealer quotations, or other empirical market data. When appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads and credit considerations. Such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used.
     With the adoption of FAS 157 on January 1, 2008, AIG’s own credit risk has been considered and is incorporated into the fair value measurement of all freestanding derivative liabilities.
Embedded Policy Derivatives
The fair value of embedded policy derivatives contained in certain variable annuity and equity-indexed annuity and life contracts is measured based on actuarial and capital market assumptions related to projected cash flows over the expected lives of the contracts. These cash flow estimates primarily include benefits and related fees assessed, when applicable, and incorporate expectations about policyholder behavior. Estimates of future policyholder behavior are subjective and based primarily on AIG’s historical experience. With respect to embedded policy derivatives in AIG’s variable annuity contracts, because of the dynamic and complex nature of the expected cash flows, risk neutral valuations are used. Estimating the underlying cash flows for these products involves many estimates and judgments, including those regarding expected market rates of return, market volatility,

American International Group, Inc. and Subsidiaries
correlations of market index returns to funds, fund performance, discount rates and policyholder behavior. With respect to embedded policy derivatives in AIG’s equity-indexed annuity and life contracts, option pricing models are used to estimate fair value, taking into account assumptions for future equity indexed growth rates, volatility of the equity index, future interest rates, and determination on adjusting the participation rate and the cap on equity indexed credited rates in light of market conditions and policyholder behavior assumptions. With the adoption of FAS 157, these methodologies were not changed, with the exception of incorporating an explicit risk margin to take into consideration market participant estimates of projected cash flows and policyholder behavior.
AIGFP’s Super Senior Credit Default Swap Portfolio
AIGFP values its credit default swaps written on the most senior risk layers (super senior) of designated pools of debt securities or loans using internal valuation models, third-party prices and market indices. The specific valuation methodologies vary based on the nature of the referenced obligations and availability of market prices. AIGFP uses a modified version of the Binomial Expansion Technique (BET) model to value its credit default swap portfolio written on super senior tranches of CDOs, including maturity-shortening puts that allow the holders of the securities issued by certain CDOs to treat the securities as short-term eligible 2a-7 investments under the Investment Company Act of 1940 (2a-7 Puts). The BET model uses default probabilities derived from credit spreads implied from market prices for the individual securities included in the underlying collateral pools securing the CDOs, as well as diversity scores, weighted average lives, recovery rates and discount rates. The determination of some of these inputs requires the use of judgment and estimates, particularly in the absence of market observable data. AIGFP also employs a Monte Carlo simulation to assist in quantifying the effect on the valuation of the CDOs of the unique aspects of the CDOs’ structure such as triggers that divert cash flows to the most senior part of the capital structure. In the determination of fair value, AIGFP also considers collateral calls and the price estimates for the super senior CDO securities provided by third parties, including counterparties to these transactions. See Note 3 to Consolidated Financial Statements for additional information about fair value measurements.
     In the case of credit default swaps written on investment-grade corporate debt and CLOs, AIGFP estimates the value of its obligations by reference to the relevant market indices or third-party quotes on the underlying super senior tranches where available.
     In the case of credit default swaps written to facilitate regulatory capital relief for AIGFP’s European financial institution counterparties, AIGFP estimates the fair value of these derivatives by considering observable market transactions, including the early termination of these transactions by counterparties, and other market data, to the extent relevant.
Policyholders’ Contract Deposits
Policyholders’ contract deposits accounted for at fair value beginning January 1, 2008 are measured using an income approach by taking into consideration the following factors:

•	Current policyholder account values and related surrender charges,

•	The present value of estimated future cash inflows (policy fees) and outflows (benefits and maintenance expenses) associated with the product using risk neutral valuations, incorporating expectations about policyholder behavior, market returns and other factors, and

•	A risk margin that market participants would require for a market return and the uncertainty inherent in the model inputs.
The change in fair value of these policyholders’ contract deposits is recorded as incurred policy losses and benefits in the consolidated statement of income (loss).
Level 3 Assets and Liabilities
Under FAS 157, assets and liabilities recorded at fair value in the consolidated balance sheet are classified in a hierarchy for disclosure purposes consisting of three “levels” based on the observability of inputs available in the marketplace used to measure the fair value. See Note 3 to the Consolidated Financial Statements for additional information about fair value measurements.
     At March 31, 2008, AIG classified $48.5 billion and $31.7 billion of assets and liabilities, respectively, measured at fair value on a recurring basis as Level 3. This represented 5 percent and 3 percent of the total assets and liabilities, respectively, measured at fair value on a recurring basis. Level 3 fair value measurements are based on valuation techniques that use at least one significant input that is unobservable. These measurements are made under circumstances in which there is little, if any, market activity for the asset or liability. AIG’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment.
     In making the assessment, AIG considers factors specific to the asset or liability. In certain cases, the inputs used to measure fair value of an asset or a liability may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety is classified is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

American International Group, Inc. and Subsidiaries
Valuation of Level 3 Assets and Liabilities
AIG values its assets and liabilities classified as Level 3 using judgment and valuation models or other pricing techniques that require a variety of inputs including contractual terms, market prices and rates, yield curves, credit curves, measures of volatility, prepayment rates and correlations of such inputs, some of which may be unobservable. The following paragraphs describe the methods AIG uses to measure on a recurring basis the fair value of the major classes of assets and liabilities classified in Level 3.
Private equity and real estate fund investments: These assets initially are valued at the transaction price, i.e., the price paid to acquire the asset. Subsequently, they are measured based on net asset value using information provided by the general partner or manager of these investments, the accounts of which generally are audited on an annual basis.
Corporate bonds and private placement debt: These assets initially are valued at the transaction price. Subsequently, they are valued using market data for similar instruments (e.g., recent transactions, bond spreads or credit default swap spreads), comparisons to benchmark derivative indices or movements in underlying credit spreads. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, bond or single-name credit default swap spreads and recovery rates based on collateral values as key inputs.
Certain Residential Mortgage-Backed Securities (RMBS): These assets initially are valued at the transaction price. Subsequently, they may be valued by comparison to transactions in instruments with similar collateral and risk profiles, remittances received and updated cumulative loss data on underlying obligations, discounted cash flow techniques, and/or option adjusted spread analyses.
Certain Asset-Backed Securities (ABS) — non-mortgage: These assets initially are valued at the transaction price. Subsequently, they may be valued based on external price/spread data. When position-specific external price data are not observable, the valuation is based on prices of comparable securities.
CDOs: These assets initially are valued at the transaction price. Subsequently, they are valued based on external price/spread data from independent third parties, matrix pricing, or using the BET model.
Super senior credit default swap portfolio: AIGFP writes credit protection on the super senior risk layer of diversified portfolios of investment-grade corporate debt, collateralized loan obligations (CLOs) and multi-sector CDOs. AIGFP is at risk only on the super senior portion related to a diversified portfolio referenced to loans or debt securities, which is the last tranche to suffer losses after significant subordination.
At March 31, 2008 the notional amounts and unrealized market valuation loss of the super senior credit default swap portfolio, including certain regulatory capital relief driven trades, by asset class were as follows:

		Unrealized Market Valuation
		Loss

		Three Months
		Ended	Cumulative
	Notional	March 31,	At March 31,
	Amount	2008	2008
	(in billions)	(in millions)	(in millions)

Corporate loans(a)	$192	$–	$–
Prime residential mortgages(a)	143	–	–
Corporate debt/ CLOs	57	896	1,123
Multi-sector CDOs(b)	77	8,037	19,281
Mezzanine tranches(c)	6	174	174

Total	$475	$9,107	$20,578

(a)	Predominantly represent transactions written to facilitate regulatory capital relief.
(b)	Approximately $60.6 billion in notional amount of the multi-sector CDO pools include some exposure to U.S. sub-prime mortgages.

(c)	Represents credit default swaps written by AIGFP on tranches below super senior on certain regulatory capital relief trades.
     The valuation of the super senior credit derivatives has become increasingly challenging given the limitation on the availability of market observable information due to the lack of trading and price transparency in the structured finance market, particularly during and since the fourth quarter of 2007. These market conditions have increased the reliance on management estimates and judgments in arriving at an estimate of fair value for financial reporting purposes. Further, disparities in the valuation methodologies employed by market participants and the varying judgments reached by such participants when assessing volatile markets has increased the likelihood that the various parties to these instruments may arrive at significantly different estimates as to their fair values.
     AIGFP’s valuation methodologies for the super senior credit default swap portfolio have evolved in response to the deteriorating market conditions and the lack of sufficient market observable information. AIG has sought to calibrate the model to market information and to review the assumptions of the model on a regular basis.
     AIGFP employs a modified version of the BET model to value its credit default swap portfolio written on the super senior securities issued by CDOs, including the embedded 2a-7 Puts. The BET model uses default probabilities derived from credit spreads implied from market prices for the individual securities included in the underlying collateral pools securing the CDOs. AIGFP obtained prices on these securities from the CDO collateral managers.
     The BET model also uses diversity scores, weighted average lives, recovery rates and discount rates. The

American International Group, Inc. and Subsidiaries
determination of some of these inputs requires the use of judgment and estimates, particularly in the absence of market observable data. AIGFP also employs a Monte Carlo simulation to assist in quantifying the effect on valuation of the CDO of the unique features of the CDOs’ structure such as triggers that divert cash flows to the most senior level of the capital structure.
     AIG selected the BET model for the following reasons:

•	it is known and utilized by other institutions;

•	it has been studied extensively, documented and enhanced over many years;

•	it is transparent and relatively simple to apply;

•	the parameters required to run the BET model are generally observable; and

•	it can easily be modified to use probabilities of default and expected losses derived from the underlying collateral securities market prices instead of using rating-based historical probabilities of default.
     AIG’s implementation of the BET model uses a Monte Carlo simulation of the cash flows of each underlying CDO for various scenarios of defaults by the underlying collateral securities. The Monte Carlo simulation allows the model to take into account the cash flow waterfall and to capture the benefits due to cash flow diversion within each CDO.
     The BET model has certain limitations. A well known limitation of the BET model is that it can understate the expected losses for super senior tranches when default correlations are high. The model uses correlations implied from diversity scores which do not capture the tendency for correlations to increase as defaults increase. Recognizing this concern, AIG tested the sensitivity of the valuations to the diversity scores. The results of the testing demonstrated that the valuations are not very sensitive to the diversity scores because the expected losses generated from the prices of the collateral pool securities are currently high, breaching the attachment point in most transactions. Once the attachment point is breached by a sufficient amount, the diversity scores, and their implied correlations, are no longer a significant driver of the valuation of a super senior tranche.
     The credit default swaps written by AIGFP generally cover the failure of payment on the super senior CDO security. AIGFP does not own the securities in the CDO collateral pool. The credit spreads implied from the market prices of the securities in the CDO collateral pool incorporate the risk of default (credit risk), the market’s price for liquidity risk and in distressed markets, the risk aversion costs. Spreads on credit derivatives tend to be narrower than the credit spreads implied from the market prices of the securities in the CDO collateral pool because, unlike investing in a bond, there is no need to fund the position (except when an actual credit event occurs). In times of illiquidity, the difference between spreads on cash securities and derivative instruments (the negative basis) may be even wider for high quality assets. AIGFP was unable to reliably verify this negative basis with market observable inputs due to the accelerating severe dislocation, illiquidity and lack of trading in the asset-backed securities market during the fourth quarter of 2007 and the first quarter of 2008. The valuations produced by the BET model therefore represent the valuations of the underlying super senior CDO cash securities based on AIG’s assumptions about those securities, albeit with no recognition of any potential favorable effect of the basis differential on that valuation. AIGFP also considered the valuation of the super senior CDO securities provided by third parties, including counterparties to these transactions, and made adjustments as necessary.
     The most significant assumption used in developing the estimate is the pricing of the securities within the CDO collateral pools. These prices are used to derive default probabilities that are used in the BET model. If the actual pricing of the securities within the collateral pools differs from the pricing used in estimating the fair value of the super senior credit default swap portfolio, there is potential for material variation in the fair value estimate. A decrease by five points (for example, from 87 cents per dollar to 82 cents per dollar) in the aggregate price of the securities would cause an additional unrealized market valuation loss of approximately $3.9 billion, while an increase in the aggregate price of the securities by five points (for example, from 90 cents per dollar to 95 cents per dollar) would reduce the unrealized market valuation loss by approximately $3.7 billion. The effect on the unrealized market valuation loss is not directly proportional to the change in the aggregate price of the securities.
The following table presents other key inputs used in the valuation of the credit derivative portfolio written on the super senior securities issued by multi-sector CDOs, and the potential increase (decrease) to the unrealized market valuation loss at March 31, 2008 calculated using the BET model for changes in these key inputs. The adjustments to the key inputs incorporated in the sensitivity analysis below are based on management’s judgment of reasonably possible ranges for these inputs:

Increase
(Decrease) To
Unrealized Market
(in millions)	Valuation Loss

Weighted average lives
Effect of an increase of 1 year	$375
Effect of a decrease of 1 year	(620)
Recovery rates
Effect of an increase of 10%	(103)
Effect of a decrease of 10%	194
Diversity scores
Effect of an increase of 5	(40)
Effect of a decrease of 5	15
Discount curve
Effect of an increase of 100 basis points	70

American International Group, Inc. and Subsidiaries
These results are calculated by stressing a particular assumption independently of changes in any other assumption. No assurance can be given that the actual levels of the key inputs will not exceed, perhaps significantly, the ranges assumed by AIG for purposes of the above analysis. No assumption should be made that results calculated from the use of other changes in these key inputs can be interpolated or extrapolated from the results set forth above.
     In the case of credit default swaps written on investment grade corporate debt and CLOs, AIGFP estimates the value of its obligations by reference to the relevant market indices or third-party quotes on the underlying super senior tranches where available.
     The following table represents the relevant market credit indices and index CDS maturity used in the valuation of the credit default swap portfolio written on investment-grade corporate debt and the increase (decrease) to the unrealized market valuation loss at March 31, 2008 corresponding to changes in these market credit indices and maturity:

	Increase
	(Decrease)
	To Unrealized
	Market Valuation
(in millions)	Loss

CDS maturity (in years)	5	7	10
CDX Index
Effect of an increase of 10 basis points	$26	$51	$5
Effect of a decrease of 10 basis points	(26)	(51)	(5)
iTraxx Index
Effect of an increase of 10 basis points	11	37	13
Effect of a decrease of 10 basis points	(11)	(37)	(13)

These results are calculated by stressing a particular assumption independently of changes in any other assumption. No assurance can be given that the actual levels of the indices and maturity will not exceed, perhaps significantly, the ranges assumed by AIG for purposes of the above analysis. No assumption should be made that results calculated from the use of other changes in these indices and maturity can be interpolated or extrapolated from the results set forth above.
     For additional information about AIG’s super senior credit default swap portfolio, see Operating Review — Capital Markets Results and Risk Management — Credit Derivatives.
Other derivatives. Valuation models that incorporate unobservable inputs initially are calibrated to the transaction price. Subsequent valuations are based on observable inputs to the valuation model (e.g., interest rates, credit spreads, volatilities, etc.). Model inputs are changed only when corroborated by market data.
Valuation Controls
AIG is actively developing and implementing a remediation plan to address the material weakness in internal control relating to the fair value valuation of the AIGFP super senior credit default swap portfolio, and oversight thereof as described in Item 9A. of the 2007 Annual Report on Form 10-K. AIG is developing new systems and processes to reduce reliance on certain manual controls that have been established as compensating controls over valuation of this portfolio and in other areas, and is strengthening the resources required to remediate this weakness. Notwithstanding this need to continue strengthening these controls, AIG has an oversight structure that includes appropriate segregation of duties with respect to the valuation of its financial instruments. Senior management, independent of the trading and investing functions, is responsible for the oversight of control and valuation policies and for reporting the results of these controls and policies to AIG’s Audit Committee. AIG employs procedures for the approval of new transaction types and markets, price verification, periodic review of profit and loss, and review of valuation models by personnel with appropriate technical knowledge of relevant products and markets. These procedures are performed by personnel independent of the trading and investing functions. For valuations that require inputs with little or no market observability, AIG compares the results of its valuation models to actual subsequent transactions.
Operating Review
General Insurance Operations
AIG’s General Insurance subsidiaries are multiple line companies writing substantially all lines of property and casualty insurance and various personal lines both domestically and abroad and constitute the AIG Property Casualty Group (formerly known as Domestic General Insurance) and the Foreign General Insurance Group.
     AIG Property Casualty Group is comprised of Commercial Insurance, Transatlantic, Personal Lines and Mortgage Guarantee businesses.
     Commercial Insurance writes substantially all classes of business insurance, accepting such business mainly from insurance brokers. This provides Commercial Insurance the opportunity to select specialized markets and retain underwriting control. Any licensed broker is able to submit business to Commercial Insurance without the traditional agent-company contractual relationship, but such broker usually has no authority to commit Commercial Insurance to accept a risk.
     Transatlantic Holdings, Inc. (Transatlantic) subsidiaries offer reinsurance capacity on both a treaty and facultative basis both in the U.S. and abroad. Transatlantic structures

American International Group, Inc. and Subsidiaries
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
     The main business of the subsidiaries of UGC is the issuance of residential mortgage guaranty insurance, both domestically and internationally, that covers the first loss for credit defaults on high loan-to-value conventional first-lien mortgages for the purchase or refinance of one to four family residences. UGC subsidiaries also write second-lien and private student loan guaranty insurance.
     AIG’s Foreign General Insurance Group writes both commercial and consumer lines of insurance which is primarily underwritten through American International Underwriters (AIU), a marketing unit consisting of wholly owned agencies and insurance companies. The Foreign General Insurance Group also includes business written by AIG’s foreign-based insurance subsidiaries.

American International Group, Inc. and Subsidiaries
General Insurance Results
General Insurance operating income is comprised of statutory underwriting profit (loss), changes in DAC, net investment income and net realized capital gains and losses. Operating income, as well as net premiums written, net premiums earned, net investment income and net realized capital gains (losses) and statutory ratios were as follows:

	Three Months Ended
	March 31,		Percentage
			Increase/
(in millions, except ratios)	2008	2007	(Decrease)

Net premiums written:
AIG Property Casualty Group
Commercial Insurance	$5,113	$6,009	(15)%
Transatlantic	1,036	984	5
Personal Lines	1,288	1,229	5
Mortgage Guaranty	304	266	14
Foreign General Insurance	4,339	3,618	20

Total	$12,080	$12,106	–%

Net premiums earned:
AIG Property Casualty Group
Commercial Insurance	$5,417	$5,981	(9)%
Transatlantic	1,017	965	5
Personal Lines	1,199	1,155	4
Mortgage Guaranty	256	210	22
Foreign General Insurance	3,468	2,908	19

Total	$11,357	$11,219	1%

Net investment income:
AIG Property Casualty Group
Commercial Insurance	$743	$1,033	(28)%
Transatlantic	117	116	1
Personal Lines	57	57	–
Mortgage Guaranty	44	37	19
Foreign General Insurance	242	319	(24)
Reclassifications and eliminations	2	1	100

Total	$1,205	$1,563	(23)%

Net realized capital gains (losses)	$(273)	$121	–%

Operating income (loss):
AIG Property Casualty Group
Commercial Insurance	$785	$1,929	(59)%
Transatlantic	162	151	7
Personal Lines	3	106	(97)
Mortgage Guaranty	(354)	8	–
Foreign General Insurance	736	909	(19)
Reclassifications and eliminations	5	(7)	–

Total	$1,337	$3,096	(57)%

Statutory underwriting profit (loss)(b):
AIG Property Casualty Group
Commercial Insurance	$218	$784	(72)%
Transatlantic	54	16	238
Personal Lines	(63)	33	–
Mortgage Guaranty	(407)	(42)	–
Foreign General Insurance	364	402	(9)

Total	$166	$1,193	(86)%

AIG Property Casualty Group:
Loss Ratio	78.6	68.9
Expense Ratio	24.3	21.1

Combined Ratio	102.9	90.0

Foreign General Insurance:
Loss Ratio	51.8	50.6
Expense Ratio(a)	30.2	28.6

Combined ratio	82.0	79.2

Consolidated:
Loss Ratio	70.4	64.2
Expense Ratio	26.4	23.3

Combined Ratio	96.8	87.5

(a)	Includes amortization of advertising costs.
(b)	Statutory underwriting profit (loss) is a measure that U.S. domiciled insurance companies are required to report to their regulatory authorities. The following table reconciles statutory underwriting profit (loss) to operating income for General Insurance:

American International Group, Inc. and Subsidiaries

					Foreign
	Commercial		Personal	Mortgage	General	Reclassifications
(in millions)	Insurance	Transatlantic	Lines	Guaranty	Insurance	and Eliminations	Total

Three Months Ended March 31, 2008:
Statutory underwriting profit (loss)	$218	$54	$(63)	$(407)	$364	$–	$166
Increase (decrease) in DAC	(3)	6	13	11	212	–	239
Net investment income	743	117	57	44	242	2	1,205
Net realized capital gains (losses)	(173)	(15)	(4)	(2)	(82)	3	(273)

Operating income (loss)	$785	$162	$3	$(354)	$736	$5	$1,337

Three Months Ended March 31, 2007:
Statutory underwriting profit (loss)	$784	$16	$33	$(42)	$402	$–	$1,193
Increase in DAC	35	4	15	12	153	–	219
Net investment income	1,033	116	57	37	319	1	1,563
Net realized capital gains (losses)	77	15	1	1	35	(8)	121

Operating income (loss)	$1,929	$151	$106	$8	$909	$(7)	$3,096

AIG transacts business in most major foreign currencies. The effects of changes in foreign currency exchange rates on the growth of General Insurance net premiums written were as follows:

	Three Months
	Ended March 31,

	2008	2007

Growth in original currency*	(3.3)%	6.2%
Foreign exchange effect	3.1	1.4

Growth as reported in U.S. dollars	(0.2)%	7.6%

*	Computed using a constant exchange rate throughout each period.
General Insurance operating income decreased in the first three months of 2008 compared to the same period in 2007 due to declines in both net investment income and underwriting profit as well as net realized capital losses in the first three months of 2008. The combined ratio for the three months ended March 31, 2008 increased to 96.8, an increase of 9.3 points compared to the same period in 2007, primarily due to an increase in the loss ratio of 6.2 points. The loss ratio for accident year 2008 recorded in the first three months of 2008 was 4.1 points higher than the loss ratio recorded in the first three months of 2007 for accident year 2007. The increase in the accident year loss ratio was due to an increase in Mortgage Guaranty losses as well as declining premium rates in most casualty lines of insurance due to competitive pressures. Increases in Mortgage Guaranty losses accounted for a 2.9 point increase in the 2008 accident year loss ratio. The downward cycle in the U.S. housing market is not expected to improve until residential inventories return to a more normal level, and AIG expects that this downward cycle will continue to adversely affect Mortgage Guaranty’s loss ratios for the foreseeable future. Favorable development from prior years reduced incurred losses by $127 million and $131 million in the first three months of 2008 and 2007, respectively. The favorable development in 2008 includes $339 million of favorable development related to policies whose premiums vary with the level of losses incurred (loss sensitive policies). Loss sensitive policies did not have a significant effect in 2007. The favorable development on loss sensitive policies had no effect on underwriting profit as it was entirely offset by a reduction in earned premiums. However, this reduction in earned premiums reduced the loss ratio by 0.9 points compared to the same period in 2007. Other loss development for the first three months of 2008 increased incurred losses by $212 million, accounting for 3.0 points of the increase in the loss ratio compared to the same period of 2007. Additional favorable loss development in the first three months of 2008 and 2007, of $37 million and $17 million, respectively (recognized in consolidation and related to certain asbestos settlements), reduced overall incurred losses.
     General Insurance net premiums written decreased in the first three months of 2008 compared to the same period in 2007, primarily due to a reduction of $339 million in Commercial Insurance loss sensitive policies and declines in Commercial Insurance workers’ compensation premiums due to reductions in statutory rates and increased competition. The decline in Commercial Insurance was partially offset by growth in Foreign General Insurance from both established and new distribution channels, and the effect of changes in foreign currency exchange rates as well as growth in Mortgage Guaranty, primarily the domestic first-lien business.
     General Insurance net investment income declined in the first three months of 2008 by $358 million compared to the same period in 2007. Interest and dividend income increased $109 million in the first three months of 2008 compared to the same period in 2007 as fixed maturities and equity securities increased by $8.8 billion and the average yield was substantially unchanged for both periods. Income from partnership and mutual fund investments declined $524 million in the first three months of 2008 compared to the same period in 2007, primarily due to poor performance in the equity markets in 2008. Investment expenses in the first three months of 2008 declined $50 million compared to the same period in 2007, primarily due to decreased interest expense on deposit liabilities. Net realized capital losses in the first three months of 2008 include other-than-temporary impairment charges of $155 million compared to $46 million in the same period of 2007. See also Capital Resources and Liquidity and Invested Assets herein.

American International Group, Inc. and Subsidiaries
Commercial Insurance Results
Commercial Insurance’s operating income decreased in the first three months of 2008 compared to the same period in 2007 primarily due to declines in both net investment income and underwriting profit. The decline is also reflected in the combined ratio, which increased 10.5 points in the first three months of 2008 compared to the same period in 2007. The loss ratio for accident year 2008, including 1.4 points related to Atlanta catastrophe tornado losses, recorded in the first three months of 2008 was 3.8 points higher than the loss ratio recorded in the first three months of 2007 for accident year 2007. Prior year development reduced incurred losses by $217 million in the first three months of 2008 compared to $87 million in the first three months of 2007. The favorable development for 2008 includes $339 million of favorable development related to loss sensitive polices. The favorable development on loss sensitive policies had no effect on underwriting profit as it was entirely offset by a reduction in earned premiums. However, given the reduction in earned premiums, there was a reduction in the loss ratio of 1.6 points compared to the same period of 2007 related to loss sensitive policies. Other loss development for the first three months of 2008 increased incurred losses by $122 million, accounting for 3.6 points of the increase in the loss ratio compared to the same period of 2007.
     Commercial Insurance’s net premiums written declined in the first three months of 2008 compared to the same period in 2007 primarily due to declines in workers’ compensation premiums and the effect of the loss sensitive policies described above.
     Commercial Insurance’s expense ratio increased to 23.9 in the first three months of 2008 compared to 19.2 in the same period of 2007. Return premiums on loss sensitive policies reduced net premiums written, without a corresponding reduction in expenses, increasing the expense ratio by 1.4 points for the first three months of 2008 compared to the same period in 2007. The ratio of general expenses to current period net premiums written increased 1.9 points in the first three months of 2008 compared to the same period in 2007 as Commercial Insurance continued to invest in systems and process improvements to enhance operating efficiency over the long term. The ratio of net acquisition expenses to current period net premiums written increased 1.0 points in the first three months of 2008 compared to the same period in 2007 due to higher commissions to brokers and a reduction in ceding commissions resulting from increased retention of business.
     Commercial Insurance’s net investment income declined in the first three months of 2008 compared to the same period in 2007, as income from partnership and mutual fund investments decreased $409 million in the first three months of 2008 compared to the same period in 2007, primarily due to poor performance in the equity markets in 2008. This decrease was partially offset by an increase in interest income of $40 million in the first three months of 2008, due to growth in the bond portfolio resulting from investment of operating cash flows. Commercial Insurance recorded net realized capital losses in the first three months of 2008 compared to net realized capital gains in the same period of 2007 primarily due to other-than-temporary impairment charges of $144 million in the first three months of 2008, primarily related to equity securities, compared to $36 million in the first three months of 2007.
Transatlantic Results
Transatlantic’s net premiums written increased in the first three months of 2008 compared to the same period in 2007 due to growth in domestic operations and changes in foreign exchange rates. The increase in statutory underwriting profit in the first three months of 2008 compared to the same period in 2007 reflects improved underwriting results in international operations. The 2007 international underwriting results were adversely affected by European windstorm losses. Operating income increased in the first three months of 2008 compared to the same period in 2007 primarily due to improved underwriting results, partially offset by net realized capital losses in 2008 compared to net realized capital gains in 2007.
Personal Lines Results
Personal Lines operating income decreased $103 million in the first three months of 2008 compared to the same period in 2007 due to a deterioration in underwriting performance as reflected by the combined ratio, which increased to 103.4 in the first three months of 2008 compared to 95.5 in the same period in 2007. The loss ratio increased 8.5 points, including an increase in the 2008 accident year loss ratio of 3.0 points, due primarily to increased frequency of homeowner claims in the Private Client Group and declining rates for automobile policies. Prior year development increased incurred losses by $36 million in the first three months of 2008 compared to a reduction of $29 million in the same period in 2007, accounting for 5.5 points of the increase in the loss ratio.
     The expense ratio decreased 0.6 points in the first three months of 2008 compared to the same period in 2007, primarily due to expense savings following the integration of the 21st Century operations.
     Net premiums written increased in the first three months of 2008 compared to the same period in 2007 primarily due to continued growth in the Private Client Group, and an increase in aigdirect.com, partially offset by a reduction from the Agency Auto business.

American International Group, Inc. and Subsidiaries
Mortgage Guaranty Results
Mortgage Guaranty’s operating loss in the first three months of 2008 was $354 million compared to operating income of $8 million in the first three months of 2007 as the deteriorating U.S. residential housing market adversely affected losses incurred for both the domestic first- and second-lien businesses. Domestic first- and second-lien losses incurred increased 363 percent and 123 percent respectively, compared to the first three months of 2007, resulting in loss ratios of 203.6 and 442.4, respectively, in the first three months of 2008. Increases in domestic losses incurred resulted in an overall loss ratio of 235.6 in the first three months of 2008 compared to 92.2 in the first three months of 2007. Prior year development increased incurred losses by $68 million and $31 million for the first three months of 2008 and 2007, respectively, accounting for 12.0 points of the increase in the 2008 loss ratio.
     Net premiums written increased in the first three months of 2008 compared to the same period in 2007 primarily due to growth in domestic first-lien premiums due to the increased use of mortgage insurance for credit enhancement as well as better persistency. UGC has taken steps to strengthen its underwriting guidelines and increase rates. It also discontinued new production for certain programs in the second-lien business beginning in the fourth quarter of 2006. However, UGC will continue to receive renewal premiums on that portfolio for the life of the loans, estimated to be three to five years, and will continue to be exposed to losses from future defaults.
     The expense ratio in the first three months of 2008 was 19.8, down from 21.7 in the same period of 2007 as premium growth offset the effect of increased expenses related to UGC’s international expansion and the employment of additional operational resources in the second-lien business.
     UGC domestic mortgage risk in force totaled $31.5 billion as of March 31, 2008 and the 60-day delinquency ratio was 4.0 percent (based on number of policies, consistent with mortgage industry practice) compared to domestic mortgage risk in force of $25.4 billion and a delinquency ratio of 2.1 percent at March 31, 2007. Approximately 82 percent of the domestic mortgage risk is secured by first-lien, owner-occupied properties.
Foreign General Insurance Results
Foreign General Insurance operating income decreased in the first three months of 2008 compared to the same period in 2007, due primarily to decreases in net investment income and net realized capital losses in the first three months of 2008.
     Net premiums written increased 20 percent (11 percent in original currency) in the first three months of 2008 compared to the same period in 2007, reflecting strong growth in commercial and consumer lines driven by new business from both established and new distribution channels, including the late 2007 acquisition of Württembergische und Badische Versicherungs – AG (WüBa) in Germany. Net premiums written for commercial lines increased due to new business in the U.K. and Europe and decreases in the use of reinsurance, partially offset by declines in premium rates. Growth in personal accident business in Latin America, Asia and Europe also contributed to the increase. Net premiums written for the Lloyd’s syndicate Ascot and aviation continued to decline due to rate decreases and increased market competition. Auto production declined due to increased price competition and underwriting actions taken to improve profitability.
     The loss ratio in the first three months 2008 increased 1.2 points compared to the same period in 2007. The increase is due to favorable loss development on prior accident years of $17 million in the first three months of 2008 compared to $64 million in the first three months of 2007, higher severe but non-catastrophic losses and higher losses in aviation. Partially offsetting these increases was an improvement in the personal accident loss ratio, particularly in Asia.
     The expense ratio in the first three months of 2008 increased 1.6 points compared to the same period in 2007. This increase reflects the cost of realigning certain legal entities through which Foreign General Insurance operates, the acquisition of WüBa and the increased significance of consumer lines of business, which have higher acquisition costs. These factors contributed 0.8 points to the expense ratio in the first three months of 2008. AIG expects the expense ratio to continue to increase in 2008 due to the cost of realigning certain legal entities through which Foreign General Insurance operates.
     Net investment income decreased in the first three months of 2008 compared to the same period in 2007. Mutual fund income was $105 million lower than the first three months of 2007 reflecting weak performance in the equity markets in 2008, partially offset by higher interest income of $34 million.

American International Group, Inc. and Subsidiaries
Reserve for Losses and Loss Expenses
The following table presents the components of the General Insurance gross reserve for losses and loss expenses (loss reserves) by major lines of business on a statutory Annual Statement basis*:

	March 31,	December 31,
(in millions)	2008	2007

Other liability occurrence	$20,635	$20,580
Workers compensation	15,080	15,568
Other liability claims made	13,709	13,878
International	8,348	7,036
Auto liability	6,157	6,068
Property	4,431	4,274
Reinsurance	3,234	3,127
Products liability	2,417	2,416
Medical malpractice	2,301	2,361
Mortgage guaranty/ credit	1,832	1,426
Accident and health	1,815	1,818
Commercial multiple peril	1,796	1,900
Aircraft	1,731	1,623
Fidelity/surety	1,201	1,222
Other	2,173	2,203

Total	$86,860	$85,500

*	Presented by lines of business pursuant to statutory reporting requirements as prescribed by the National Association of Insurance Commissioners.
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
     Estimates for mortgage guaranty insurance losses and loss adjustment expense reserves are based on notices of mortgage loan delinquencies and estimates of delinquencies that have been incurred but have not been reported by loan servicers, based upon historical reporting trends. Mortgage Guaranty establishes reserves using a percentage of the contractual liability (for each delinquent loan reported) that is based upon past experience regarding certain loan factors such as age of the delinquency, dollar amount of the loan and type of mortgage loan. Because mortgage delinquencies and claims payments are affected primarily by macroeconomic events, such as changes in home price appreciation, interest rates and unemployment, the determination of the ultimate loss cost requires a high degree of judgment. AIG believes it has provided appropriate reserves for currently delinquent loans. Consistent with industry practice, AIG does not establish a reserve for insured loans that are not currently delinquent, but that may become delinquent in future periods.
     At March 31, 2008, General Insurance net loss reserves increased $1.22 billion from the prior year-end to $70.51 billion. The net loss reserves represent loss reserves reduced by reinsurance recoverable, net of an allowance for unrecoverable reinsurance and applicable discount for future investment income.
The following table classifies the components of the General Insurance net loss reserve by business unit:

	March 31,	December 31,
(in millions)	2008	2007

Commercial Insurance(a)	$47,751	$47,392
Transatlantic	7,136	6,900
Personal Lines(b)	2,409	2,417
Mortgage Guaranty	1,598	1,339
Foreign General Insurance(c)	11,613	11,240

Total Net Loss Reserve	$70,507	$69,288

(a)	At March 31, 2008 and December 31, 2007, respectively, Commercial Insurance loss reserves include approximately $2.99 billion and $3.13 billion ($3.19 billion and $3.34 billion, respectively, before discount), related to business written by Commercial Insurance but ceded to American International Reinsurance Company Limited (AIRCO) and reported in AIRCO’s statutory filings. Commercial Insurance loss reserves also include approximately $624 million and $590 million related to business included in AIUO’s statutory filings at March 31, 2008 and December 31, 2007, respectively.
(b)	At March 31, 2008 and December 31, 2007, respectively, Personal Lines loss reserves include $971 million and $894 million related to business ceded to Commercial Insurance and reported in Commercial Insurance’s statutory filings.
(c)	At March 31, 2008 and December 31, 2007, respectively, Foreign General Insurance loss reserves include approximately $1.97 billion and $3.02 billion related to business reported in Commercial Insurance’s statutory filings.
     The Commercial Insurance net loss reserve of $47.8 billion is comprised principally of the business of AIG subsidiaries participating in the American Home Assurance Company (American Home)/ National Union Fire Insurance Company of Pittsburgh, Pa. (National Union) pool (10 companies) and the surplus lines pool (Lexington Insurance Company, AIG Excess Liability Insurance Company and Landmark Insurance Company).
     Commercial Insurance cedes a quota share percentage of its other liability occurrence and products liability occurrence business to AIRCO. The quota share percentage ceded was 10 percent in the first three months of 2008 and 15 percent in 2007 and covered all business written in these years for these lines by participants in the American Home/ National Union pool. AIRCO’s loss reserves relating to these quota share cessions from Commercial Insurance are recorded on a discounted basis. As of March 31, 2008, AIRCO carried a discount of approximately $200 million applicable to the $3.19 billion in undiscounted reserves it assumed from the

American International Group, Inc. and Subsidiaries
American Home/ National Union pool via this quota share cession. AIRCO also carries approximately $537 million in net loss reserves relating to Foreign General Insurance business. These reserves are carried on an undiscounted basis.
     The companies participating in the American Home/ National Union pool have maintained a participation in the business written by AIU for decades. As of March 31, 2008, these AIU reserves carried by participants in the American Home/ National Union pool totaled approximately $1.97 billion. The remaining Foreign General Insurance reserves are carried by American International Underwriter Overseas, Ltd. (AIUO), AIRCO, AIG U.K., and other smaller AIG subsidiaries domiciled outside the United States. Statutory filings in the United States by AIG companies reflect all the business written by U.S. domiciled entities only, and therefore exclude business written by AIUO, AIRCO, and all other internationally domiciled subsidiaries. The total reserves carried at March 31, 2008 by AIUO and AIRCO were approximately $3.41 billion and $3.53 billion, respectively. AIRCO’s $3.53 billion in total general insurance reserves consist of approximately $2.99 billion from business assumed from the American Home/ National Union pool and an additional $537 million relating to Foreign General Insurance business.
Discounting of Reserves
At March 31, 2008, AIG’s overall General Insurance net loss reserves reflect a loss reserve discount of $2.43 billion, including tabular and non-tabular calculations. The tabular workers compensation discount is calculated using a 3.5 percent interest rate and the 1979-81 Decennial Mortality Table. The non-tabular workers’ compensation discount is calculated separately for companies domiciled in New York and Pennsylvania, and follows the statutory regulations for each state. For New York companies, the discount is based on a five percent interest rate and the companies’ own payout patterns. For Pennsylvania companies, the statute has specified discount factors for accident years 2001 and prior, which are based on a six percent interest rate and an industry payout pattern. For accident years 2002 and subsequent, the discount is based on the yield of U.S. Treasury securities ranging from one to twenty years and the company’s own payout pattern, with the future expected payment for each year using the interest rate associated with the corresponding Treasury security yield for that time period. The discount is comprised of the following: $794 million — tabular discount for workers’ compensation in Commercial Insurance; $1.44 billion — non-tabular discount for workers’ compensation in Commercial Insurance; and $200 million — non-tabular discount for other liability occurrence and products liability occurrence in AIRCO. The total undiscounted workers’ compensation loss reserve carried by Commercial Insurance is approximately $13.3 billion as of March 31, 2008. The other liability occurrence and products liability occurrence business in AIRCO that is assumed from Commercial Insurance is discounted based on the yield of U.S. Treasury securities ranging from one to twenty years and the Commercial Insurance payout pattern for this business. The undiscounted reserves assumed by AIRCO from Commercial Insurance totaled approximately $3.19 billion at March 31, 2008.
Quarterly Reserving Process
Management believes that the General Insurance net loss reserves are adequate to cover General Insurance net losses and loss expenses as of March 31, 2008. While AIG regularly reviews the adequacy of established loss reserves, there can be no assurance that AIG’s ultimate loss reserves will not develop adversely and materially exceed AIG’s loss reserves as of March 31, 2008. In the opinion of management, such adverse development and resulting increase in reserves is not likely to have a material adverse effect on AIG’s consolidated financial condition, although it could have a material adverse effect on AIG’s consolidated results of operations for an individual reporting period.
The reconciliation of net loss reserves was as follows:

	Three Months
	Ended March 31,

(in millions)	2008	2007

Net reserve for losses and loss expenses at beginning of year	$69,288	$62,630
Foreign exchange effect	70	(38)

Losses and loss expenses incurred:
Current year	8,021	7,215
Prior years, other than accretion of discount	(164)	(148)
Prior years, accretion of discount	104	116

Losses and loss expenses incurred	7,961	7,183

Losses and loss expenses paid	6,812	5,741

Net reserve for losses and loss expenses at end of period	$70,507	$64,034

American International Group, Inc. and Subsidiaries
The following tables summarize development, (favorable) or unfavorable, of incurred losses and loss expenses for prior years (other than accretion of discount):

	Three Months
	Ended March 31,

(in millions)	2008	2007

Prior Accident Year Development by Reporting Unit:
Commercial Insurance	$(217)	$(87)
Personal Lines	36	(29)
Mortgage Guaranty	68	31
Foreign General Insurance	(17)	(64)

Subtotal	(130)	(149)
Transatlantic	3	18
Asbestos settlements*	(37)	(17)

Prior years, other than accretion of discount	$(164)	$(148)

*	Amounts for 2007 have been conformed to the 2008 presentation.

	Calendar Year

(in millions)	2008	2007

Prior Accident Year Development by Accident Year:
2007	$(35)
2006	(178)	$(178)
2005	(204)	(31)
2004	(131)	(47)
2003	(24)	(9)
2002	6	18
2001 & prior	402	99

Prior years, other than accretion of discount	$(164)	$(148)

     In determining the quarterly loss development from prior accident years, AIG conducts analyses to determine the change in estimated ultimate loss for each accident year for each profit center. For example, if loss emergence for a profit center is different than expected for certain accident years, the actuaries examine the indicated effect such emergence would have on the reserves of that profit center. In some cases, the higher or lower than expected emergence may result in no clear change in the ultimate loss estimate for the accident years in question, and no adjustment would be made to the profit center’s reserves for prior accident years. In other cases, the higher or lower than expected emergence may result in a larger change, either favorable or unfavorable, than the difference between the actual and expected loss emergence. Such additional analyses were conducted for each profit center, as appropriate, in the first three months of 2008 to determine the loss development from prior accident years for the first three months of 2008. As part of its quarterly reserving process, AIG also considers notices of claims received with respect to emerging issues, such as those related to the U.S. mortgage and housing market.
2008 Net Loss Development
In the first three months of 2008, net loss development from prior accident years was favorable by approximately $164 million, including approximately $339 million of favorable development relating to loss sensitive business (which was offset by an equal amount of negative earned premium development), and excluding approximately $104 million from accretion of loss reserve discount. Excluding both the favorable development relating to loss sensitive business and accretion of loss reserve discount, net loss development from prior accident years in the first three months of 2008 was adverse by approximately $175 million. The overall favorable development of $164 million consisted of approximately $572 million of favorable development from accident years 2003 through 2007 partially offset by approximately $408 million of adverse loss development from accident years 2002 and prior. Excluding the favorable development from loss sensitive business, the overall adverse development of $175 million consisted of approximately $269 million of favorable development from accident years 2003 through 2007 offset by approximately $444 million of adverse development from accident years 2002 and prior. The adverse development from accident years 2002 and prior was primarily related to excess casualty business within Commercial Insurance for the 2000 and prior accident years. The favorable development from accident years 2003 through 2007 included approximately $300 million in favorable development from loss sensitive business written by AIG Risk Management, and approximately $160 million in favorable development from business written by Lexington Insurance Company, including Healthcare, AIG CAT Excess, Casualty and Program business. AIG Executive Liability business contributed approximately $50 million to the favorable development from accident years 2004 and 2005, relating primarily to D&O. Accident year 2007 produced overall favorable development of approximately $35 million, which included approximately $76 million of adverse development from Mortgage Guaranty and $18 million of adverse development from Personal Lines, offset by favorable development from most classes of business in Commercial Insurance and from Transatlantic.
2007 Net Loss Development
In the first three months of 2007, net loss development from prior accident years was favorable by approximately $148 million, including approximately $36 million of adverse development pertaining to the major hurricanes in 2004 and 2005; and $18 million of adverse development from the general reinsurance operations of Transatlantic; and excluding approximately $116 million from accretion of loss reserve discount. Excluding catastrophes and Transatlantic, as well as accretion of discount, net loss development in the first three months of 2007 from prior accident years was favorable by approximately $202 million. The overall favorable development of $148 million consisted of approximately $265 million of favorable development from accident years 2003 through 2006, partially offset by approximately $117 million of adverse development from accident years 2002 and prior. For the first three months of 2007, most classes of AIG’s business continued to experience

American International Group, Inc. and Subsidiaries
favorable development for accident years 2003 through 2006. The adverse development from accident years 2002 and prior reflected development from excess casualty within Commercial Insurance and from Transatlantic.
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
As described more fully in the 2007 Annual Report on Form 10-K, AIG’s reserves relating to asbestos and environmental claims reflect a comprehensive ground-up analysis. In the first three months of 2008, AIG maintained the ultimate loss estimates for asbestos and environmental claims resulting from the recently completed reserve analyses. A relatively minor amount of favorable incurred loss development pertaining to asbestos was reflected in the first three months of 2008, as presented in the table that follows. This development was primarily attributable to one large settlement.
A summary of reserve activity, including estimates for applicable IBNR, relating to asbestos and environmental claims separately and combined appears in the following table. The vast majority of such claims arise from policies written in 1984 and prior years. The current environmental policies that AIG underwrites on a claims-made basis have been excluded from the following table.

	Three Months Ended March 31,

	2008		2007

(in millions)	Gross	Net	Gross(a)	Net

Asbestos:
Reserve for losses and loss expenses at beginning of year	$3,864	$1,454	$4,523	$1,889
Losses and loss expenses incurred(b)	(29)	(33)	(10)	(17)
Losses and loss expenses paid(b)	(237)	(121)	(200)	(128)

Reserve for losses and loss expenses at end of period	$3,598	$1,300	$4,313	$1,744

Environmental:
Reserve for losses and loss expenses at beginning of year	$515	$237	$629	$290
Losses and loss expenses incurred(b)	(5)	—	—	—
Losses and loss expenses paid(b)	(14)	(10)	(15)	(9)

Reserve for losses and loss expenses at end of period	$496	$227	$614	$281

Combined:
Reserve for losses and loss expenses at beginning of year	$4,379	$1,691	$5,152	$2,179
Losses and loss expenses incurred(b)	(34)	(33)	(10)	(17)
Losses and loss expenses paid(b)	(251)	(131)	(215)	(137)

Reserve for losses and loss expenses at end of period	$4,094	$1,527	$4,927	$2,025

(a)	Gross amounts were revised from the presentation in prior periods to reflect the inclusion of certain reserves not previously identified as asbestos and environmental related. This revision had no effect on net reserves.
(b)	All amounts pertain to policies underwritten in prior years, primarily to policies issued in 1984 and prior.
The gross and net IBNR included in the reserve for losses and loss expenses, relating to asbestos and environmental claims separately and combined, were estimated as follows:

	Three Months Ended March 31,

	2008		2007

(in millions)	Gross	Net	Gross*	Net

Asbestos	$2,409	$1,052	$3,249	$1,436
Environmental	344	132	368	161

Combined	$2,753	$1,184	$3,617	$1,597

*	Gross amounts were revised from the presentation in prior periods to reflect the inclusion of certain reserves not previously identified as asbestos and environmental related. This revision had no effect on net reserves.

American International Group, Inc. and Subsidiaries
A summary of asbestos and environmental claims count activity was as follows:

	Three Months Ended March 31,

	2008			2007

	Asbestos	Environmental	Combined	Asbestos	Environmental	Combined

Claims at beginning of year	6,563	7,652	14,215	6,878	9,442	16,320
Claims during year:
Opened	198	321	519	200	411	611
Settled	(30)	(39)	(69)	(32)	(13)	(45)
Dismissed or otherwise resolved	(344)	(669)	(1,013)	(246)	(389)	(635)

Claims at end of period	6,387	7,265	13,652	6,800	9,451	16,251

Survival Ratios — Asbestos and Environmental
The following table presents AIG’s survival ratios for asbestos and environmental claims at March 31, 2008 and 2007. The survival ratio is derived by dividing the current carried loss reserve by the average payments for the three most recent calendar years for these claims. Therefore, the survival ratio is a simplistic measure estimating the number of years it would be before the current ending loss reserves for these claims would be paid off using recent year average payments. The March 31, 2008 survival ratio is lower than the ratio at March 31, 2007 because the more recent periods included in the rolling average reflect higher claims payments. In addition, AIG’s survival ratio for asbestos claims was negatively affected by the favorable settlement described above, as well as several similar settlements during 2007. These settlements reduced gross and net asbestos survival ratios at March 31, 2008 by approximately 1.6 years and 3.2 years, respectively, and reduced gross and net asbestos survival ratios at March 31, 2007 by approximately 1.0 year and 2.4 years, respectively. Many factors, such as aggressive settlement procedures, mix of business and level of coverage provided, have a significant effect on the amount of asbestos and environmental reserves and payments and the resultant survival ratio. Moreover, as discussed above, the primary basis for AIG’s determination of its reserves is not survival ratios, but instead the ground-up and top-down analysis. Thus, caution should be exercised in attempting to determine reserve adequacy for these claims based simply on this survival ratio.
AIG’s survival ratios for asbestos and environmental claims, separately and combined were based upon a three-year average payment. These ratios at March 31, 2008 and 2007 were as follows:

	Gross*	Net

2008
Survival ratios:
Asbestos	6.1	4.5
Environmental	4.8	3.6
Combined	5.9	4.3

2007
Survival ratios:
Asbestos	10.4	9.9
Environmental	5.8	4.4
Combined	9.5	8.4

*	Gross amounts for 2007 were revised from the presentation in prior periods to reflect the inclusion of certain reserves not previously identified as asbestos and environmental related. This revision had no effect on net reserves.
Life Insurance & Retirement Services Operations
AIG’s Life Insurance & Retirement Services operations offer a wide range of insurance and retirement savings products both domestically and abroad.
     AIG’s Foreign Life Insurance & Retirement Services operations include insurance and investment-oriented products such as whole and term life, investment linked, universal life and endowments, personal accident and health products; group products including pension, life and health; and fixed and variable annuities. The Foreign Life Insurance & Retirement Services products are sold through independent producers, career agents, financial institutions and direct marketing channels.
     AIG’s Domestic Life Insurance operations offer a broad range of protection products, such as individual life insurance and group life and health products (including disability income products and payout annuities), which include single premium immediate annuities, structured settlements and terminal funding annuities. The Domestic Life Insurance products are sold through independent producers, career agents and financial institutions and direct marketing channels. Home service operations include an array of life insurance, accident and health and annuity products sold primarily through career agents.
     AIG’s Domestic Retirement Services operations include group retirement products, individual fixed and variable annuities sold through banks, broker-dealers and exclusive sales representatives, and annuity runoff operations, which include previously acquired “closed blocks” and other fixed and variable annuities largely sold through distribution relationships that have been discontinued.
     AIG’s Life Insurance & Retirement Services reports its operations through the following major internal reporting units and legal entities:
Foreign Life Insurance & Retirement Services

Japan and Other

•	American Life Insurance Company (ALICO)

•	AIG Star Life Insurance Co., Ltd. (AIG Star Life)

•	AIG Edison Life Insurance Company (AIG Edison Life)

American International Group, Inc. and Subsidiaries

Asia

•	American International Assurance Company, Limited, together with American International Assurance Company (Bermuda) Limited (AIA)

•	Nan Shan Life Insurance Company, Ltd. (Nan Shan)

•	American International Reinsurance Company Limited (AIRCO)

•	The Philippine American Life and General Insurance Company (Philamlife)

Domestic Life Insurance

•	American General Life Insurance Company (AIG American General)

•	The United States Life Insurance Company in the City of New York (USLIFE)

•	American General Life and Accident Insurance Company (AGLA)

Domestic Retirement Services

•	The Variable Annuity Life Insurance Company (VALIC)

•	AIG Annuity Insurance Company (AIG Annuity)

•	AIG SunAmerica Life Assurance Company (AIG SunAmerica)

American International Group, Inc. and Subsidiaries
Life Insurance & Retirement Services Results
Life Insurance & Retirement Services results were as follows:

	Premiums	Net	Net Realized		Operating
	and Other	Investment	Capital Gains	Total	Income
(in millions)	Considerations	Income	(Losses)	Revenues	(Loss)

Three Months Ended March 31, 2008
Foreign Life Insurance & Retirement Services	$7,447	$1,448	$(722)	$8,173	$735
Domestic Life Insurance	1,587	984	(1,288)	1,283	(870)
Domestic Retirement Services	284	1,371	(2,359)	(704)	(1,696)

Total	$9,318	$3,803	$(4,369)	$8,752	$(1,831)

Three Months Ended March 31, 2007
Foreign Life Insurance & Retirement Services	$6,613	$2,883	$(235)	$9,261	$1,284
Domestic Life Insurance	1,528	1,005	(12)	2,521	345
Domestic Retirement Services	284	1,625	(9)	1,900	652

Total	$8,425	$5,513	$(256)	$13,682	$2,281

Percentage Increase/(Decrease) from Prior Year:
Foreign Life Insurance & Retirement Services	13%	(50)%	–%	(12)%	(43)%
Domestic Life Insurance	4	(2)	–	(49)	–
Domestic Retirement Services	–	(16)	–	–	–

Total	11%	(31)%	–%	(36)%	–%

The gross insurance in force for Life Insurance & Retirement Services was as follows:

	March 31,	December 31,
(in millions)	2008	2007

Foreign*	$1,411,374	$1,327,251
Domestic	998,771	984,794

Total	$2,410,145	$2,312,045

*	Includes an increase of $46.6 billion related to changes in foreign exchange rates at March 31, 2008.
Disruption in the U.S. residential mortgage and credit markets was the key driver of operating results for the first three months of 2008 primarily due to significant net realized capital losses resulting from other-than-temporary impairment charges of $4.4 billion compared to other-than-temporary impairment charges of $392 million in the same period of 2007. In addition, net investment income and certain products continued to be negatively affected by the volatile markets.
     Life Insurance & Retirement Services total revenues in the first three months of 2008 reflect growth in premiums and other considerations compared to the same period in 2007, primarily due to strong life insurance production in the Foreign Life Insurance & Retirement Services operations, growth in a block of U.K. investment-oriented products and higher sales of payout annuities in the Domestic Life Insurance operations. Overall growth in premiums and other considerations was dampened by a continuing shift to investment-oriented products and the suspension in the second quarter of 2007 of new sales on certain products in Japan pending completion of an industry wide review by the tax authorities. This review was finalized in March 2008 and resulted in lower tax deductibility of these products. Although sales of these products have restarted in Japan, it is expected that sales will be at lower than historical levels.
     Net investment income decreased in the first three months of 2008 compared to the same period in 2007 due to lower partnership and mutual fund income as well as lower policyholder investment income and trading gains and losses (together, policyholder trading gains (losses)) reflecting equity market declines. Policyholder trading gains and losses are offset by a charge to incurred policy losses and benefits expense. Policyholder trading gains and losses generally reflect the trends in equity markets, principally in Japan and Asia. Policyholder trading losses were $785 million in the first three months of 2008 compared to gains of $797 million in the same period of 2007.
     The operating loss in the first three months of 2008 was significantly affected by net realized capital losses which totaled $4.4 billion compared to net realized capital losses of $256 million in the same period in 2007. The higher net realized capital losses were primarily related to severity impairments and foreign exchange losses due to the credit market disruption and weakening of the dollar against Asian currencies. The higher net realized capital losses and lower yield enhancement investment income more than offset the positive effect of growth in underlying reserves which reflects increased assets under management. Other factors that negatively affected operating income in the first three months of 2008 were trading account losses of $88 million in the U.K. associated with certain investment-linked products and an increase in incurred policyholder benefits of $80 million related to a closed block of Japan business with guaranteed benefits, partially offset by the favorable effect of foreign exchange rates. Operating income in the first three months of 2008 included a DAC and SIA benefit of $267 million related to net realized capital losses in the first three months of 2008 compared to $11 million in the same period in 2007.
     Operating income in the first three months of 2007 included additional claim expense of $37 million related to the industry wide regulatory review of claims in Japan and a $50 million charge related to balance sheet reconciliation remediation activities in Asia.

American International Group, Inc. and Subsidiaries
     The most significant effect on the Life Insurance & Retirement Services results from AIG’s adoption of FAS 157 was the change in measurement of fair value for embedded policy derivatives. The pre-tax effect of adoption related to embedded policy derivatives was an increase in net realized capital losses of $155 million as of January 1, 2008, partially offset by a $47 million DAC benefit related to these losses. The effect of initial adoption was primarily due to an increase in the embedded policy derivative liability valuations resulting from the inclusion of explicit risk margins.
     AIG adopted FAS 159 on January 1, 2008 and elected to apply the fair value option to a closed block of single premium variable life business in Japan and for an investment-linked product sold principally in Asia. The adoption of FAS 159 with respect to these fair value elections resulted in a decrease to 2008 opening retained earnings of $559 million, net of tax. The fair value of the liabilities for these policies totaled $3.5 billion at March 31, 2008 and is reported in policyholders’ contract deposits.
Foreign Life Insurance & Retirement Services Results
Foreign Life Insurance & Retirement Services results on a sub-product basis were as follows:

	Premiums	Net	Net Realized		Operating
	and Other	Investment	Capital Gains	Total	Income
(in millions)	Considerations	Income	(Losses)	Revenues	(Loss)

Three Months Ended March 31, 2008
Life insurance	$4,512	$919	$(567)	$4,864	$231
Personal accident	1,691	92	(40)	1,743	377
Group products	996	153	(30)	1,119	89
Individual fixed annuities	129	569	(113)	585	58
Individual variable annuities	119	(285)	28	(138)	(20)

Total	$7,447	$1,448	$(722)	$8,173	$735

Three Months Ended March 31, 2007
Life insurance	$4,167	$1,557	$(168)	$5,556	$652
Personal accident	1,473	83	(8)	1,548	368
Group products	753	174	(21)	906	63
Individual fixed annuities	128	574	(37)	665	149
Individual variable annuities	92	495	(1)	586	52

Total	$6,613	$2,883	$(235)	$9,261	$1,284

Percentage Increase/(Decrease) from Prior Year:
Life insurance	8%	(41)%	–%	(12)%	(65)%
Personal accident	15	11	–	13	2
Group products	32	(12)	–	24	41
Individual fixed annuities	1	(1)	–	(12)	(61)
Individual variable annuities	29	–	–	–	–

Total	13%	(50)%	–%	(12)%	(43)%

     AIG transacts business in most major foreign currencies and therefore premiums and other considerations reported in U.S. dollars vary by volume and from changes in foreign currency translation rates.
The following table summarizes the effect of changes in foreign currency exchange rates on the growth of the Foreign Life Insurance & Retirement Services premiums and other considerations.

	Three Months
	Ended March 31,

	2008	2007

Growth in original currency*	6.8%	5.2%
Foreign exchange effect	5.8	2.9

Growth as reported in U.S. dollars	12.6%	8.1%

*	Computed using a constant exchange rate each period.

American International Group, Inc. and Subsidiaries
Japan and Other Results
Japan and Other results on a sub-product basis were as follows:

	Premiums	Net	Net Realized		Operating
	and Other	Investment	Capital Gains	Total	Income
(in millions)	Considerations	Income	(Losses)	Revenues	(Loss)

Three Months Ended March 31, 2008
Life insurance	$1,328	$337	$(247)	$1,418	$57
Personal accident	1,177	52	(28)	1,201	301
Group products	750	111	(7)	854	71
Individual fixed annuities	117	536	(89)	564	68
Individual variable annuities	117	(286)	28	(141)	(14)

Total	$3,489	$750	$(343)	$3,896	$483

Three Months Ended March 31, 2007
Life insurance	$1,216	$550	$(18)	$1,748	$352
Personal accident	1,028	50	2	1,080	289
Group products	575	150	5	730	73
Individual fixed annuities	116	546	(35)	627	147
Individual variable annuities	91	494	–	585	52

Total	$3,026	$1,790	$(46)	$4,770	$913

Percentage Increase/(Decrease) from Prior Year:
Life insurance	9%	(39)%	–%	(19)%	(84)%
Personal accident	14	4	–	11	4
Group products	30	(26)	–	17	(3)
Individual fixed annuities	1	(2)	–	(10)	(54)
Individual variable annuities	29	–	–	–	–

Total	15%	(58)%	–%	(18)%	(47)%

Total revenues for Japan and Other in the first three months of 2008 decreased compared to the same period in 2007 primarily due to higher net realized capital losses and lower net investment income from partnerships and mutual funds, which more than offset growth in premiums and other considerations and net investment income from fixed maturity securities. Operating income decreased in the first three months of 2008 compared to the same period in 2007 primarily due to the effect of market volatility which resulted in higher net realized capital losses, trading account losses of $88 million in the U.K. associated with certain investment-linked products, and increased incurred policyholder benefits of $80 million related to a closed block of Japan single premium variable life business with guaranteed benefits. A hedging strategy is being implemented for the Japan block of business which is expected to help mitigate the effect of equity market volatility on these liabilities beginning in the second half of 2008. Growth of in force reserves and the positive effect of foreign exchange rates partially offset the losses caused by market volatility.
     Life insurance premiums and other considerations increased in the first three months of 2008 compared to the same period in 2007 reflecting growth in new business as further described below. Net investment income declined due to policyholder trading losses of $224 million compared to policyholder trading gains of $95 million in 2007 along with lower partnership income. Life insurance operating income declined in the first three months of 2008 compared to the same period in 2007 due to increased net realized capital losses and increased policyholder benefits related to a closed block of Japan business, which were partially offset by claims expense in the first three months of 2007 of $12 million related to the industry wide regulatory review of claims in Japan.
     Personal accident premiums and other considerations reflected growth due to the launch of a new single premium product in Japan and a favorable foreign exchange effect. Net investment income increased modestly in the first three months of 2008 compared to the same period in 2007 primarily due to growth in invested assets. Operating income increased in the first three months of 2008 compared to the same period in 2007 due to growth in in force reserves and lower claim expense of $28 million associated with the claims review in Japan, partially offset by net realized capital losses. Loss ratios for this product continue to be stable.
     Group products premiums and other considerations in the first three months of 2008 increased compared to the same period in 2007 primarily due to the growing credit business in Europe and the employee benefits group life and medical business in Europe, Brazil and the Middle East. Net investment income declined in the first three months of 2008 compared to the same period in 2007 primarily due to lower policyholder trading gains. Operating income in the first three months of 2008 declined slightly compared to the same period in 2007 primarily due to net realized capital losses.
     Individual fixed annuities premiums and other considerations in the first three months of 2008 were essentially unchanged compared to the same period in 2007 as surrender charges on non-Yen annuity products declined in Japan. Net investment income declined due to policyholder trading losses in Europe compared to gains in the first quarter of 2007, which more than offset the effect of higher assets under management and increased net investment spreads in

American International Group, Inc. and Subsidiaries
Japan. Although fixed annuity reserves were higher in the first three months of 2008 compared to the same period in 2007, operating income declined due to higher net realized capital losses and the lower surrender charge income in Japan.
     Individual variable annuities premiums and other considerations increased in the first three months of 2008 compared to the same period in 2007 due to the fees generated from the higher levels of assets under management. Net investment income decreased reflecting the effect of equity market volatility which resulted in policyholder trading losses of $195 million for the first three months of 2008 compared to gains of $494 million for the same period in 2007. Variable annuity reserves at the end of the first quarter of 2008 were higher than at the same period in 2007 due to deposit growth in Japan and the U.K. However, operating income declined in the first three months of 2008 compared to the same period in 2007 due to $88 million of trading account losses in the U.K.
First year premium, single premium and annuity deposits for Japan and Other were as follows:

			Percentage
	Three Months		Increase/
	Ended March 31,		(Decrease)

				Original
(in millions)	2008	2007	U.S.$	Currency

First year premium	$642	$620	4%	(6)%
Single premium	2,956	1,997	48%	44%
Annuity deposits	5,507	4,071	35%	33%

First year premium sales in the first three months of 2008 grew modestly in U.S. dollar terms, but declined on an original currency basis compared to the same period in 2007. First year premium life insurance sales in Japan continue to reflect the effect of the suspension of the increasing term product in April 2007, but sales in Europe remained robust. Personal accident first year premium sales declined due to lower direct marketing sales in Japan. Sales in Europe were strong, particularly in the credit and group life and medical lines, and in Brazil as pension sales increased.
     Single premium interest sensitive life insurance sales remained strong in Japan while guaranteed income bond sales continued to perform well in Europe. A new single premium personal accident and health product was launched in Japan during the first quarter of 2008 with the majority of sales coming through banks which were recently deregulated and are now able to sell accident and health products.
     Annuity deposits increased in the first three months of 2008 compared to the same period in 2007 as both fixed and variable products performed well. In Japan, fixed annuity products improved as the Japanese Yen strengthened making non-Yen products more attractive to Japanese consumers. In the U.K., variable annuity deposits continued to reflect strong growth.

American International Group, Inc. and Subsidiaries
Asia Results
Asia results, presented on a sub-product basis were as follows:

	Premiums and	Net	Net Realized		Operating
	Other	Investment	Capital Gains	Total	Income
(in millions)	Considerations	Income	(Losses)	Revenues	(Loss)

Three Months Ended March 31, 2008
Life insurance	$3,184	$582	$(320)	$3,446	$174
Personal accident	514	40	(12)	542	76
Group products	246	42	(23)	265	18
Individual fixed annuities	12	33	(24)	21	(10)
Individual variable annuities	2	1	—	3	(6)

Total	$3,958	$698	$(379)	$4,277	$252

Three Months Ended March 31, 2007
Life insurance	$2,951	$1,007	$(150)	$3,808	$300
Personal accident	445	33	(10)	468	79
Group products	178	24	(26)	176	(10)
Individual fixed annuities	12	28	(2)	38	2
Individual variable annuities	1	1	(1)	1	—

Total	$3,587	$1,093	$(189)	$4,491	$371

Percentage Increase/(Decrease) from Prior Year:
Life insurance	8%	(42)%	—%	(10)%	(42)%
Personal accident	16	21	—	16	(4)
Group products	38	75	—	51	—
Individual fixed annuities	—	18	—	(45)	—
Individual variable annuities	100	—	—	—	—

Total	10%	(36)%	—%	(5)%	(32)%

Total revenues in Asia in the first three months of 2008 decreased compared to the same period in 2007 primarily due to the negative effect of policyholder trading losses on net investment income and higher net realized capital losses, which more than offset the growth in premiums and other considerations. Premiums and other considerations increased in the first three months of 2008 compared to the same period in 2007, notwithstanding a continued trend toward investment-oriented products where only a portion of policy charges are reported as premiums. Net investment income declined due to policyholder trading losses in 2008 compared to gains in the same period in 2007 and lower partnership and unit investment trust income. Net realized capital losses in the first three months of 2008 included higher other-than-temporary impairment charges partially offset by a positive change in the fair value of derivatives that do not qualify for hedge accounting treatment under FAS 133 compared to the same period last year. Operating income in the first three months of 2008 decreased compared to the same period in 2007 due to higher net realized capital losses and lower net investment income. Operating income in the first three months of 2007 included a $50 million charge related to balance sheet reconciliation remediation activity.
     Life insurance premiums and other considerations in the first three months of 2008 increased compared to the same period in 2007, benefiting from improved sales in Singapore, Malaysia and Thailand and the favorable effect of foreign exchange rates, partially offset by a shift in product mix from traditional life insurance products to investment-oriented products. Net investment income decreased in the first three months of 2008 due to $336 million of policyholder trading losses compared to gains of $76 million for the same period in 2007. Operating income decreased in the first three months of 2008 compared to the same period in 2007 primarily due to market volatility, which resulted in higher net realized capital losses and lower net investment income which more than offset the benefit of strong growth in reserves and the favorable effect of foreign exchange. Operating income in the first three months of 2007 included a $50 million charge related to balance sheet reconciliation remediation activity.
     Personal accident revenues grew in the first three months of 2008 compared to the same period in 2007 primarily due to higher premiums and other considerations, particularly in Korea, and an increase in net investment income resulting from growth in invested assets. Operating income declined slightly due to higher claims in Taiwan.
     Group products premiums and other considerations grew in the first three months of 2008 compared to the same period in 2007 due to new group contracts in Singapore, Korea and Australia. Operating income increased in the first three months of 2008 compared to the same period in 2007 primarily due to improved production results. In addition, operating income in the first three months of 2007 included a $13 million reserve charge.
     The operating loss in 2008 for individual variable annuities resulted from start-up costs for new variable annuity products launched in Taiwan during the quarter.

American International Group, Inc. and Subsidiaries
First year premium, single premium and annuity deposits for Asia were as follows:

	Three Months		Percentage
	Ended		Increase/
	March 31,		(Decrease)

				Original
(in millions)	2008	2007	U.S.$	Currency

First year premium	$718	$674	7%	4%
Single premium	957	648	48%	42%
Annuity deposits	332	131	153%	150%

First year premium sales in the first three months of 2008 grew moderately compared to the same period in 2007 as the sales focus shifted more to single premium products. In China and Taiwan, life insurance first year premium sales declined as China sales continued to focus on single premium investment-oriented products, and in Taiwan sales shifted to a newly launched single premium variable annuity product. The group products business performed well in Singapore, Korea and Australia.
     Single premium sales in the first three months of 2008 grew significantly compared to the same period in 2007 primarily due to investment-oriented life insurance sales, particularly in Singapore, Hong Kong, China and Malaysia, as well as strong group pension sales in Thailand.
     Annuity deposits in the first three months of 2008 more than doubled the level reported for the same period in 2007 due to the launch of the new variable annuity product in Taiwan and higher deposits in Korea as a result of an improved interest rate environment.
Domestic Life Insurance Results
Domestic Life Insurance results, presented on a sub-product basis were as follows:

	Premiums	Net	Net Realized		Operating
	and Other	Investment	Capital Gains	Total	Income
(in millions)	Considerations	Income	(Losses)	Revenues	(Loss)

Three Months Ended March 31, 2008
Life insurance	$589	$373	$(1,055)	$(93)	$(839)
Home service	188	153	(140)	201	(62)
Group life/health	204	47	(14)	237	2
Payout annuities*	594	303	(22)	875	38
Individual fixed and runoff annuities	12	108	(57)	63	(9)

Total	$1,587	$984	$(1,288)	$1,283	$(870)

Three Months Ended March 31, 2007
Life insurance	$578	$372	$(3)	$947	$187
Home service	195	161	(2)	354	82
Group life/health	229	53	(1)	281	3
Payout annuities*	512	289	(6)	795	51
Individual fixed and runoff annuities	14	130	—	144	22

Total	$1,528	$1,005	$(12)	$2,521	$345

Percentage Increase/(Decrease) from Prior Year:
Life insurance	2%	—%	—%	—%	—%
Home service	(4)	(5)	—	(43)	—
Group life/health	(11)	(11)	—	(16)	(33)
Payout annuities	16	5	—	10	(25)
Individual fixed and runoff annuities	(14)	(17)	—	(56)	—

Total	4%	(2)%	—%	(49)%	—%

*	Premiums and other considerations include structured settlements, single premium immediate annuities and terminal funding annuities.
     Total Domestic Life Insurance revenues decreased in the first three months of 2008 compared to the same period in 2007 primarily due to significantly higher net realized capital losses, partially offset by slightly higher premiums and other considerations. Domestic Life Insurance premiums and other considerations increased in the first three months of 2008 compared to the same period in 2007 primarily due to strong payout annuity sales and growth in life insurance business in force. Net investment income decreased in the first three months of 2008 compared to the same period in 2007 primarily from lower call and tender income and higher policyholder trading losses which result in a direct offset in incurred policy losses and benefits. Net investment income in the first three months of 2008 benefited from lower losses of $29 million from investments in synthetic fuel production (Synfuel) compared to the same period in 2007. Domestic Life Insurance operating income decreased in the first three months of 2008 compared to the same period in 2007 primarily due to higher net realized capital losses including other-than-temporary impairment charges and derivative losses. The operating results for the first three months of 2008 benefited from increased premiums and other considerations, underwriting gains in certain product lines and $20 million of lower DAC amortization related to net realized capital losses associated with both investment losses and embedded policy derivatives related to the adoption of FAS 157.
     Life insurance premiums and other considerations increased in the first three months of 2008 compared to the

American International Group, Inc. and Subsidiaries
same period in 2007 driven by growth in life insurance business in force and increased policyholder charges related to universal life and whole life products. Net investment income in the first three months of 2008 increased slightly compared to the same period in 2007 due to lower Synfuel losses, offset by lower call and tender income and higher policyholder trading losses. The policyholder trading losses result in a direct offset in incurred policy losses and benefits. Life insurance operating results were lower in the first three months of 2008 compared to the same period in 2007 primarily due to higher net realized capital losses which were partially offset by continued growth in the in force business.
     Home service premiums and other considerations declined in the first three months of 2008 compared to the same period in 2007 as the reduction of premiums in force from normal lapses and maturities exceeded sales growth. Net investment income in the first three months of 2008 decreased compared to the same period in 2007 due to lower call and tender income which was partially offset by lower Synfuel losses. The home service operating results were also affected by higher net realized capital losses which were partially offset by continued improvement in profit margins on both the in force and new business.
     Group life/health premiums and other considerations declined in the first three months of 2008 compared to the same period in 2007 primarily due to continued tightened underwriting in the group employer product lines. Group life/health operating income decreased in the first three months of 2008 compared to the same period in 2007 primarily due to higher net realized capital losses, partially offset by a lower effect of AICPA SOP 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts” (SOP 05-1) compared to the same period in 2007. Group life and health operating results also benefited from underwriting gains across several product lines.
     Payout annuities premiums and other considerations increased in the first three months of 2008 compared to the same period in 2007 reflecting strong sales of structured settlements and terminal funding annuities in the U.S. and Canada. Net investment income increased in the first three months of 2008 reflecting growth in insurance reserves, partially offset by a $20 million decrease in call and tender income. Payout annuities operating results in the first three months of 2008 benefited from growth of the in force business and favorable mortality experience which were partially offset by higher net realized capital losses.
     Individual fixed and runoff annuities premiums and other considerations along with net investment income decreased in the first three months of 2008 compared to the same period in 2007 reflecting declining insurance reserves. Operating results for the first three months of 2008 are lower compared to the same period in 2007. Higher net realized capital losses were partially offset by lower amortization of DAC of $15 million, primarily related to net realized capital losses associated with both investment losses and embedded policy derivatives related to the adoption of FAS 157.
Domestic Life Insurance periodic premium sales by product were as follows:

	Three Months
	Ended
	March 31,		Percentage
			Increase/
(in millions)	2008	2007	(Decrease)

Periodic Premium Sales By Product*:
Universal life	$47	$51	(8)%
Variable universal life	27	13	108
Term life	52	55	(5)
Whole life/other	3	2	50

Total	$129	$121	7%

*	Periodic premium represents premium from new business expected to be collected over a one-year period.
Domestic Life Insurance periodic premium sales increased in the first three months of 2008 compared to the same period in 2007 primarily as a result of strong private placement variable universal life sales. The U.S. life insurance market remains highly competitive and Domestic Life’s emphasis on maintaining new business margins continues to affect production activity, particularly within the term life product category.

American International Group, Inc. and Subsidiaries
Domestic Retirement Services Results
Domestic Retirement Services results, presented on a sub-product basis were as follows:

	Premiums	Net	Net Realized		Operating
	and Other	Investment	Capital Gains	Total	Income
(in millions)	Considerations	Income	(Losses)	Revenues	(Loss)

Three Months Ended March 31, 2008
Group retirement products	$107	$494	$(740)	$(139)	$(493)
Individual fixed annuities	23	759	(1,246)	(464)	(956)
Individual variable annuities	152	35	(252)	(65)	(137)
Individual annuities – runoff*	2	83	(121)	(36)	(110)

Total	$284	$1,371	$(2,359)	$(704)	$(1,696)

Three Months Ended March 31, 2007
Group retirement products	$105	$570	$(10)	$665	$276
Individual fixed annuities	25	914	(11)	928	303
Individual variable annuities	146	42	10	198	52
Individual annuities – runoff*	8	99	2	109	21

Total	$284	$1,625	$(9)	$1,900	$652

Percentage Increase/(Decrease) from Prior Year:
Group retirement products	2%	(13)%	–%	–%	–%
Individual fixed annuities	(8)	(17)	–	–	–
Individual variable annuities	4	(17)	–	–	–
Individual annuities – runoff	(75)	(16)	–	–	–

Total	—%	(16)%	–%	–%	–%

*	Primarily represents runoff annuity business sold through discontinued distribution relationships.
Total revenues and operating income for Domestic Retirement Services declined in the first three months of 2008 compared to the same period in 2007 primarily due to significantly increased net realized capital losses and lower partnership and yield enhancement income. Net realized capital losses for Domestic Retirement Services increased primarily due to higher other-than-temporary impairment charges of $2.2 billion in the first three months of 2008 compared to $42 million in the same period in 2007.
     Both group retirement products and individual fixed annuities operating income in the first three months of 2008 decreased compared to the same period in 2007 primarily as a result of increased net realized capital losses due to higher other-than-temporary impairment charges, and lower net investment income due to lower partnership and yield enhancement income. In addition, increased levels of short-term investments further reduced the overall investment yield. These decreases were partially offset by decreases in DAC amortization and sales inducement costs of $168 million related to the net realized capital losses.
     Individual variable annuities operating income decreased in the first three months of 2008 compared to the same period in 2007 primarily as a result of increased net realized capital losses largely due to increased embedded policy derivative liability valuations primarily as a result of the adoption of FAS 157, as well as higher other-than-temporary impairment charges. The increase in net realized capital losses was partially offset by decreases in DAC amortization and sales inducement costs of $77 million related to the net realized capital losses.

American International Group, Inc. and Subsidiaries
The account value rollforward for Domestic Retirement Services by product was as follows:

	Three Months Ended
	March 31,

(in millions)	2008	2007

Group retirement products
Balance at beginning of year	$68,109	$64,357
Deposits – annuities	1,453	1,418
Deposits – mutual funds	424	465

Total deposits	1,877	1,883
Surrenders and other withdrawals	(1,490)	(1,925)
Death benefits	(59)	(60)

Net inflows (outflows)	328	(102)
Change in fair value of underlying investments, interest credited, net of fees	(2,797)	961

Balance at end of period	$65,640	$65,216

Individual fixed annuities
Balance at beginning of year	$50,508	$52,685
Deposits	2,531	1,231
Surrenders and other withdrawals	(1,579)	(1,660)
Death benefits	(382)	(408)

Net inflows (outflows)	570	(837)
Change in fair value of underlying investments, interest credited, net of fees	462	491

Balance at end of period	$51,540	$52,339

Individual variable annuities
Balance at beginning of year	$33,108	$31,093
Deposits	1,017	1,008
Surrenders and other withdrawals	(909)	(990)
Death benefits	(127)	(121)

Net inflows (outflows)	(19)	(103)
Change in fair value of underlying investments, interest credited, net of fees	(2,259)	442

Balance at end of period	$30,830	$31,432

Total Domestic Retirement Services
Balance at beginning of year	$151,725	$148,135
Deposits	5,425	4,122
Surrenders and other withdrawals	(3,978)	(4,575)
Death benefits	(568)	(589)

Net inflows (outflows)	879	(1,042)
Change in fair value of underlying investments, interest credited, net of fees	(4,594)	1,894

Balance at end of year, excluding runoff	148,010	148,987
Individual annuities runoff	5,580	6,135

Balance at end of period	$153,590	$155,122

General and separate account reserves and mutual funds
General account reserve	$90,576	$91,145
Separate account reserve	54,952	57,106

Total general and separate account reserves	145,528	148,251
Group retirement mutual funds	8,062	6,871

Total reserves and mutual funds	$153,590	$155,122

Higher deposits in the individual fixed annuity blocks in combination with lower surrenders in all product lines resulted in positive net flows in the first three months of 2008.
     Domestic Retirement Services deposits increased in the first three months of 2008 compared to the same period in 2007 primarily reflecting higher deposits in individual fixed annuities. Group retirement and individual variable annuity deposits were essentially unchanged in the first three months of 2008 compared to the same period in 2007. The significant improvement in individual fixed annuity sales was due to continued steepening of the yield curve and mutual fund money market products offering less competitive crediting rates than those currently available on fixed annuities.
     Domestic Retirement Services surrenders and other withdrawals decreased in all product lines in the first three months of 2008 compared to the same period in 2007. Group retirement surrenders decreased in the first three months of 2008 compared to the same period in 2007 as a result of a few large group mutual fund surrenders in the first three months of 2007. Individual fixed annuity surrenders decreased in the first three months of 2008 due to decreasing competition from bank deposit and mutual fund money market products.
Domestic Retirement Services reserves by surrender charge category and surrender rates were as follows:

	Group	Individual	Individual
	Retirement	Fixed	Variable
(in millions)	Products*	Annuities	Annuities

March 31, 2008
No surrender charge	$48,890	$11,410	$12,072
0% - 2%	2,520	3,359	4,627
Greater than 2% - 4%	2,901	7,490	4,156
Greater than 4%	2,363	25,932	9,568
Non-Surrenderable	904	3,349	407

Total reserves	$57,578	$51,540	$30,830

Surrender rates	9.1%	12.5%	11.7%

March 31, 2007
No surrender charge	$43,889	$10,513	$11,721
0% - 2%	6,323	4,406	5,022
Greater than 2% - 4%	3,732	6,395	4,960
Greater than 4%	3,523	27,579	9,640
Non-Surrenderable	879	3,446	89

Total reserves	$58,346	$52,339	$31,432

Surrender rates	11.9%	12.7%	12.6%

*	Excludes mutual funds of $8.1 billion and $6.9 billion at March 31, 2008 and 2007, respectively.
     Surrender rates decreased for all three product lines in the first three months of 2008 compared to the same period in 2007. The surrender rate for individual fixed annuities continues to be driven by the yield curve and the general aging of the in force block. However, less than 23 percent of the individual fixed annuity reserves as of March 31, 2008 were available for surrender without charge.
     An increase in the level of surrenders in any of these businesses or in the individual fixed annuities runoff block could accelerate the amortization of DAC and negatively affect fee income earned on assets under management.

American International Group, Inc. and Subsidiaries
Life Insurance & Retirement Services Net Investment Income and Net Realized Capital Gains (Losses)
The components of net investment income for Life Insurance & Retirement Services were as follows:

	Three Months Ended
	March 31,

(in millions)	2008	2007

Foreign Life Insurance & Retirement Services:
Fixed maturities, including short-term investments	$2,125	$1,899
Equity securities	51	(3)
Interest on mortgage and other loans	132	113
Partnership income	2	48
Unit investment trusts	(99)	35
Other(a)	112	68

Total investment income before policyholder income and trading gains (losses)	2,323	2,160

Policyholder investment income and trading gains (losses)(b)	(762)	797

Total investment income	1,561	2,957

Investment expenses	113	74

Net investment income	$1,448	$2,883

Domestic Life Insurance:
Fixed maturities, including short-term investments	$864	$911
Equity securities	17	(1)
Interest on mortgage and other loans	97	100
Partnership income — excluding Synfuels	31	27
Partnership loss — Synfuels	(4)	(33)
Unit investment trusts	(2)	2
Other(a)	21	14

Total investment income before policyholder income and trading gains (losses)	1,024	1,020

Policyholder investment income and trading gains (losses)(b)	(23)	—

Total investment income	1,001	1,020

Investment expenses	17	15

Net investment income	$984	$1,005

Domestic Retirement Services:
Fixed maturities, including short-term investments	$1,211	$1,400
Equity securities	3	3
Interest on mortgage and other loans	148	121
Partnership income	11	130
Other(a)	13	(12)

Total investment income	1,386	1,642

Investment expenses	15	17

Net investment income	$1,371	$1,625

Total:
Fixed maturities, including short-term investments	$4,200	$4,210
Equity securities	71	(1)
Interest on mortgage and other loans	377	334
Partnership income — excluding Synfuels	44	205
Partnership loss — Synfuels	(4)	(33)
Unit investment trusts	(101)	37
Other(a)	146	70

Total investment income before policyholder income and trading gains (losses)	4,733	4,822
Policyholder investment income and trading gains (losses)(b)	(785)	797

Total investment income	3,948	5,619

Investment expenses	145	106

Net investment income	$3,803	$5,513

(a)	Includes real estate income, income on non-partnership invested assets, securities lending and Foreign Life Insurance & Retirement Services’ equal share of the results of AIG Credit Card Company (Taiwan).
(b)	Relates principally to assets held in various trading securities accounts that do not qualify for separate account treatment under AICPA SOP 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (SOP 03-1). These amounts are principally offset by an equal change included in incurred policy losses and benefits.
     Net investment income decreased $1.7 billion, or 31 percent in the first three months of 2008 compared to the same period in 2007, reflective of the recent market volatility. For the first three months of 2008, policyholder trading losses were $785 million compared to gains of $797 million in the same period of 2007 reflecting equity market declines in Japan and Asia. In addition, lower yield enhancement income from equity investments was negatively affected.

American International Group, Inc. and Subsidiaries
Historically, AIG generated income tax credits as a result of investing in Synfuels related to the partnership income (loss) shown in the table above. Synfuel production ceased effective December 31, 2007.
The components of net realized capital gains (losses) for Life Insurance & Retirement Services were as follows:

	Three Months
	Ended
	March 31,

(in millions)	2008	2007

Foreign Life Insurance & Retirement Services:
Sales of fixed maturities	$(3)	$(20)
Sales of equity securities	79	32
Other:
Other-than-temporary impairments(a)	(1,016)	(331)
Foreign exchange transactions	(23)	115
Derivatives instruments	115	(117)
Other(b)	126	86

Total Foreign Life Insurance & Retirement Services	$(722)	$(235)

Domestic Life Insurance:
Sales of fixed maturities	$8	$19
Sales of equity securities	1	1
Other:
Other-than-temporary impairments(a)	(1,219)	(19)
Foreign exchange transactions	(2)	2
Derivatives instruments	(125)	(11)
Other(c)	49	(4)

Total Domestic Life Insurance	$(1,288)	$(12)

Domestic Retirement Services:
Sales of fixed maturities	$(8)	$19
Sales of equity securities	20	11
Other:
Other-than-temporary impairments(a)	(2,157)	(42)
Foreign exchange transactions	(15)	6
Derivatives instruments	100	5
Other(c)	(299)	(8)

Total Domestic Retirement Services	$(2,359)	$(9)

Total:
Sales of fixed maturities	$(3)	$18
Sales of equity securities	100	44
Other:
Other-than-temporary impairments(a)	(4,392)	(392)
Foreign exchange transactions	(40)	123
Derivatives instruments	90	(123)
Other(b)(c)	(124)	74

Total	$(4,369)	$(256)

(a)	See Invested Assets — Other-than-temporary impairments for additional information.
(b)	Includes losses of $11 million and $71 million in the first three months of 2008 and 2007, respectively, allocated to participating policyholders.

(c)	Includes losses of $12 million and $143 million for Domestic Life Insurance and Domestic Retirement Services, respectively, related to the adoption of FAS 157 related to embedded policy derivatives.
     Included in net realized capital gains (losses) are gains (losses) on sales of investments, derivative gains (losses) for transactions that did not qualify for hedge accounting treatment under FAS 133, foreign exchange gains and losses, other-than-temporary impairments and the effects of the adoption of FAS 157 further described below. In the first three months of 2008, Life Insurance & Retirement Services operations recorded $4.4 billion of other-than-temporary impairment charges compared to $392 million in the same period in 2007. The increased other-than-temporary Foreign Life Insurance & Retirement Services losses were primarily driven by severity losses and foreign currency declines. See Invested Assets — Valuation of Invested Assets — Portfolio Review herein for further information. Foreign currency losses of $401 million related primarily to the decline in value of U.S. dollar bonds held in Taiwan, Singapore and Thailand against those respective currencies. Derivatives in the Foreign Life Insurance & Retirement Services operations are primarily used to economically hedge cash flows related to U.S. dollar bonds back to the respective currency of the country, principally in Taiwan, Thailand and Singapore. These derivatives do not qualify for hedge accounting treatment under FAS 133 and are recorded in net realized capital gains (losses). The corresponding foreign exchange gain or loss with respect to the economically hedged bond is deferred in accumulated other comprehensive income (loss) until the bond is sold or deemed to be other-than-temporarily impaired.
     In the first three months of 2008, the Domestic Life Insurance and Domestic Retirement Services operations incurred higher net realized capital losses primarily due to other-than-temporary impairment charges related to severity. Derivatives in the Domestic Life Insurance operations include

American International Group, Inc. and Subsidiaries
affiliated interest rate swaps used to economically hedge cash flows on bonds and option contracts used to economically hedge cash flows on indexed annuity and universal life products. These derivatives do not qualify for hedge accounting treatment under FAS 133 and are recorded in net realized capital gains (losses). The corresponding gain or loss with respect to the economically hedged bond is deferred in accumulated other comprehensive income (loss) until the bond is sold, matures or deemed to be other-than-temporarily impaired.
     The most significant effect of AIG’s adoption of FAS 157 was the change in measurement of fair value for embedded policy derivatives. The pre-tax effect of adoption related to embedded policy derivatives was an increase in net realized capital losses of $155 million as of January 1, 2008. The effect of initial adoption was primarily due to an increase in the embedded policy derivative liability valuations resulting from the inclusion of explicit risk margins.
Deferred Policy Acquisition Costs and Sales Inducement Assets
     DAC for Life Insurance & Retirement Services products arises from the deferral of costs that vary with, and are directly related to, the acquisition of new or renewal business. Policy acquisition costs for life insurance products are generally deferred and amortized over the premium paying period in accordance with FAS 60, “Accounting and Reporting by Insurance Enterprises” (FAS 60). Policy acquisition costs that relate to universal life and investment-type products are generally deferred and amortized, with interest in relation to the incidence of estimated gross profits to be realized over the estimated lives of the contracts in accordance with FAS 97. Value of Business Acquired (VOBA) is determined at the time of acquisition and is reported on the consolidated balance sheet with DAC and amortized over the life of the business, similar to DAC. AIG offers sales inducements to contract holders (bonus interest) on certain annuity and investment contracts. Sales inducements are recognized as part of the liability for policyholders’ contract deposits on the consolidated balance sheet and are amortized over the life of the contract similar to DAC. Total deferred acquisition and sales inducement costs increased $186 million in the first three months of 2008 compared to the same period in 2007 primarily due to higher production in the Foreign Life Insurance operations partially offset by lower Domestic Life Insurance and Domestic Retirement Services sales. Total amortization expense decreased slightly in the first three months of 2008 compared to the same period in 2007. The amortization in 2008 was reduced by the adoption of FAS 159 and $267 million credited to operating income related to net realized capital losses in the first three months of 2008 compared to $11 million in the same period of 2007 reflecting significantly higher other-than-temporary impairment charges. As a result, annualized amortization expense levels in the first three months of 2008 and 2007 were approximately 11 percent and 13 percent, respectively, of the opening DAC balance.
     AIG adopted FAS 159 on January 1, 2008 and elected to apply fair value accounting for an investment-linked product sold principally in Asia. Upon fair value election, all DAC and SIA are written off and there is no further deferral or amortization of DAC and SIA for that product. The amount of DAC and SIA written off as of January 1, 2008 was $1.1 billion and $299 million, respectively.

American International Group, Inc. and Subsidiaries
The major components of the changes in DAC/VOBA and SIA were as follows:

	Three Months Ended March 31,

(in millions)	2008			2007

	DAC/VOBA	SIA	Total	DAC/VOBA	SIA	Total

Foreign Life Insurance & Retirement Services
Balance at beginning of year	$26,175	$681	$26,856	$21,153	$404	$21,557
Acquisition costs deferred	1,344	33	1,377	1,227	22	1,249
Amortization (charged) or credited to operating income:
Related to net realized capital gains (losses)	15	(2)	13	19	1	20
Related to unlocking future assumptions	(4)	(2)	(6)	11	—	11
All other amortization	(909)	(24)	(933)	(650)	(7)	(657)
Change in unrealized gains (losses) on securities	(86)	(1)	(87)	(10)	(2)	(12)
Increase (decrease) due to foreign exchange	980	—	980	(185)	—	(185)
Other*	(1,145)	(299)	(1,444)	(60)	—	(60)

Balance at end of period	$26,370	$386	$26,756	$21,505	$418	$21,923

Domestic Life Insurance
Balance at beginning of year	$6,432	$53	$6,485	$6,006	$46	$6,052
Acquisition costs deferred	219	5	224	234	4	238
Amortization (charged) or credited to operating income:
Related to net realized capital gains (losses)	20	—	20	—	—	—
Related to unlocking future assumptions	—	—	—	1	—	1
All other amortization	(153)	(1)	(154)	(177)	(2)	(179)
Change in unrealized gains (losses) on securities	94	—	94	21	—	21
Increase (decrease) due to foreign exchange	(23)	—	(23)	5	—	5
Other*	—	—	—	(64)	—	(64)

Balance at end of period	$6,589	$57	$6,646	$6,026	$48	$6,074

Domestic Retirement Services
Balance at beginning of year	$5,838	$991	$6,829	$5,651	$887	$6,538
Acquisition costs deferred	239	53	292	169	51	220
Amortization (charged) or credited to operating income:
Related to net realized capital gains (losses)	190	44	234	(8)	(1)	(9)
Related to unlocking future assumptions	—	—	—	2	—	2
All other amortization	(190)	(44)	(234)	(221)	(39)	(260)
Change in unrealized gains (losses) on securities	69	29	98	(74)	(22)	(96)

Increase (decrease) due to foreign exchange	1	—	1	—	—	—

Balance at end of period	$6,147	$1,073	$7,220	$5,519	$876	$6,395

Total Life Insurance & Retirement Services
Balance at beginning of year	$38,445	$1,725	$40,170	$32,810	$1,337	$34,147
Acquisition costs deferred	1,802	91	1,893	1,630	77	1,707
Amortization (charged) or credited to operating income:
Related to net realized capital gains (losses)	225	42	267	11	—	11
Related to unlocking future assumptions	(4)	(2)	(6)	14	—	14
All other amortization	(1,252)	(69)	(1,321)	(1,048)	(48)	(1,096)
Change in unrealized gains (losses) on securities	77	28	105	(63)	(24)	(87)
Increase (decrease) due to foreign exchange	958	—	958	(180)	—	(180)
Other*	(1,145)	(299)	(1,444)	(124)	—	(124)

Balance at end of period	$39,106	$1,516	$40,622	$33,050	$1,342	$34,392

*	In 2008, primarily represents the cumulative effect of adoption of FAS 159. In 2007, primarily represents the cumulative effect of adoption of SOP 05-1.
     Because AIG operates in various global markets, the estimated gross profits used to amortize DAC, VOBA and SIA can be subject to differing market returns and interest rate environments in any single period. The combination of market returns and interest rates may lead to acceleration of amortization in some products and regions and simultaneous deceleration of amortization in other products and regions.
     DAC, VOBA and SIA for insurance-oriented, investment-oriented and retirement services products are reviewed for recoverability, which involves estimating the

American International Group, Inc. and Subsidiaries
future profitability of current business. This review involves significant management judgment. If actual future profitability is substantially lower than estimated, AIG’s DAC, VOBA and SIA may be subject to an impairment charge and AIG’s results of operations could be significantly affected in future periods.
Future Policy Benefit Reserves
     Periodically, the net benefit reserves (policy benefit reserves less DAC) established for Life Insurance & Retirement Services companies are tested to ensure that, including consideration of future expected premium payments, they are adequate to provide for future policyholder benefit obligations. The assumptions used to perform the tests are current best-estimate assumptions as to policyholder mortality, morbidity, terminations, company maintenance expenses and invested asset returns. For long duration traditional business, a “lock-in” principle applies, whereby the assumptions used to calculate the benefit reserves and DAC are set when a policy is issued and do not change with changes in actual experience. These assumptions include margins for adverse deviation in the event that actual experience might deviate from these assumptions. For business in force outside of North America, 46 percent of total policyholder benefit liabilities at March 31, 2008 represent traditional business where the lock-in principle applies. In most foreign locations, various guarantees are embedded in policies in force that may remain applicable for many decades into the future.
     As experience changes over time, the best-estimate assumptions are updated to reflect observed changes. Because of the long-term nature of many of AIG’s liabilities subject to the lock-in principle, small changes in certain of the assumptions may cause large changes in the degree of reserve adequacy. In particular, changes in estimates of future invested asset return assumptions have a large effect on the degree of reserve adequacy.
Taiwan
Beginning in 2000, the yield available on Taiwanese 10-year government bonds dropped from approximately 6 percent to 2.4 percent at March 31, 2008. Yields on most other invested assets have correspondingly dropped over the same period. Current sales are focused on products such as:

•	variable separate account products which do not contain interest rate guarantees,

•	participating products which contain very low implied interest rate guarantees, and

•	accident and health policies and riders.
     In developing the reserve adequacy analysis for Nan Shan, several key best-estimate assumptions have been made:

•	Observed historical mortality improvement trends have been projected to 2014;

•	Morbidity, expense and termination rates have been updated to reflect recent experience;

•	Taiwan government bond rates are expected to remain at current levels for 10 years and gradually increase to best-estimate assumptions of a market consensus view of long-term interest rate expectations;

•	Foreign assets are assumed to comprise 35 percent of invested assets, resulting in a composite long-term investment assumption of approximately 4.8 percent; and

•	The currently permitted practice of offsetting positive mortality experience with negative interest margins, thus eliminating the need for mortality dividends, will continue.
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
Financial Services Results
Financial Services results were as follows:

	Three Months Ended
	March 31,		Percentage
			Increase/
(in millions)	2008	2007	(Decrease)

Total revenues:
Aircraft Leasing	$1,165	$1,058	10%
Capital Markets(a)	(8,743)	228	—
Consumer Finance(b)	931	845	10
Other, including intercompany adjustments	87	70	24

Total	$(6,560)	$2,201	—%

Operating income (loss):
Aircraft Leasing	$221	$164	35%
Capital Markets(a)	(8,927)	68	—
Consumer Finance(b)	(52)	36	—
Other, including intercompany adjustments	(14)	24	—

Total	$(8,772)	$292	—%

(a)	Revenues, shown net of interest expense of $511 million and $1.1 billion in the three-month periods ended March 31, 2008 and 2007, respectively, were primarily from hedged financial positions entered into in connection with counterparty transactions. In the three-month period ended March 31, 2008, both revenues and operating income (loss) include an unrealized market valuation loss of $9.1 billion on AIGFP’s super senior credit default swap portfolio.
(b)	For the three-month period ended March 31, 2007, includes a pre-tax charge of $128 million in connection with domestic consumer finance’s mortgage banking activities.
     Financial Services reported an operating loss in the first three months of 2008 compared to operating income in the same period of 2007 primarily due to an unrealized market valuation loss of $9.1 billion on AIGFP’s super senior credit default swap portfolio and a decline in operating income for AGF. AGF’s operating income declined in the first three months of 2008 compared to the same period in 2007 primarily due to increases in the provision for finance receivable losses and unfavorable variances related to derivatives.
     ILFC generated strong operating income growth in the first three months of 2008 compared to the same period in 2007, driven to a large extent by a larger aircraft fleet, higher lease rates and higher utilization.
Aircraft Leasing
Aircraft Leasing operations represent the operations of ILFC, which generates its revenues primarily from leasing new and used commercial jet aircraft to foreign and domestic airlines. Revenues also result from the remarketing of commercial aircraft for ILFC’s own account, and remarketing and fleet management services for airlines and financial institutions. ILFC finances its aircraft purchases primarily through the issuance of debt instruments. ILFC economically hedges part of its floating rate and substantially all of its foreign currency denominated debt using interest rate and foreign currency derivatives. Starting in the second quarter of 2007, ILFC began applying hedge accounting to most of its derivatives. The composite borrowing rates at March 31, 2008 and 2007 were 4.79 percent and 5.19 percent, respectively.
     ILFC typically contracts to re-lease aircraft before the end of the existing lease term. For aircraft returned before the end of the lease term, ILFC has generally been able to re-lease such aircraft within two to six months of their return. As a lessor, ILFC considers an aircraft “idle” or “off lease” when the aircraft is not subject to a signed lease agreement or signed letter of intent. Subsequent to March 31, 2008, thirteen planes were returned to ILFC by bankrupt lessees. ILFC expects to re-lease these planes to other lessees and may incur related costs. As of April 30, 2008, ILFC had leased 10 of the thirteen aircraft.
Aircraft Leasing Results
ILFC’s operating income increased in the first three months of 2008 compared to the same period in 2007. Rental revenues increased by $121 million or 11 percent, driven by a larger aircraft fleet and higher lease rates. As of March 31, 2008, 921 aircraft in ILFC’s fleet were subject to operating leases compared to 856 aircraft as of March 31, 2007. ILFC had one aircraft off lease at March 31, 2008 and 2007, and all new aircraft scheduled for delivery through 2008 have been leased. Flight equipment marketing revenues increased by $8 million in the first three months of 2008 compared to the same period in 2007 due to an increase in aircraft sales. The increase in revenues was partially offset by an increase in depreciation and a credit value adjustment on derivatives as a result of the adoption of FAS 157. Depreciation expense increased by $44 million, or 11 percent, in line with the increase in the size of the aircraft fleet. In the first three months of 2008 and 2007, the losses from hedging activities that did not qualify for hedge accounting treatment under

American International Group, Inc. and Subsidiaries
FAS 133, including the related foreign exchange gains and losses, were $48 million and $37 million, respectively, in both revenues and operating income. The net derivative loss for the three-month period ended March 31, 2008 includes the effect of changes in AIG’s credit spreads of $39 million, of which $12 million represents the transition amount from the adoption of FAS 157.
Capital Markets
Capital Markets represents the operations of AIGFP, which engages as principal in a wide variety of financial transactions, including standard and customized financial products involving commodities, credit, currencies, energy, equities and rates. The credit products include credit protection written through credit default swaps on super senior risk tranches of diversified pools of loans and debt securities. AIGFP also invests in a diversified portfolio of securities and principal investments and engages in borrowing activities involving the issuance of standard and structured notes and other securities, and entering into GIAs.
     As Capital Markets is a transaction-oriented operation, current and past revenues and operating results may not provide a basis for predicting future performance. AIG’s Capital Markets operations derive a significant portion of their revenues from hedged financial positions entered into in connection with counterparty transactions. AIGFP also participates as a dealer in a wide variety of financial derivatives transactions. Revenues and operating income of the Capital Markets operations and the percentage change in these amounts for any given period are significantly affected by changes in the fair value of AIGFP’s assets and liabilities and by the number, size and profitability of transactions entered into during that period relative to those entered into during the prior period. Generally, the realization of transaction revenues as measured by the receipt of funds is not a significant reporting event as the gain or loss on AIGFP’s trading transactions is currently reflected in operating income as the fair values change from period to period.
     AIGFP’s products generally require sophisticated models and significant management assumptions to determine fair values and, particularly during times of market disruption, the absence of observable market data can result in fair values at any given balance sheet date that are not indicative of the ultimate settlement values of the products.
Capital Markets Results
Capital Markets reported an operating loss in the first three months of 2008 compared to operating income in the same period of 2007, primarily due to unrealized market valuation losses related to AIGFP’s super senior credit default swap portfolio principally written on multi-sector CDOs. These losses were partially offset by net unrealized market gains related to certain credit default swaps purchased against the AAA to BBB-rated risk layers on portfolios of reference obligations. Financial market conditions in the first three months of 2008 were characterized by widening credit spreads and declining interest rates.
     In addition to writing credit protection on the super senior risk layer on designated portfolios of loans or debt securities, AIGFP also wrote protection on tranches below the super senior risk layer. At March 31, 2008, the net notional amount of the credit default swaps in the regulatory capital relief portfolio written on tranches below the super senior risk layer was $5.7 billion, with an estimated fair value loss of $174 million.
At March 31, 2008 the notional amounts and unrealized market valuation loss of the super senior credit default swap portfolio, including certain regulatory capital relief driven trades, by asset class were as follows:

		Unrealized Market Valuation
		Loss

		Three Months
		Ended	Cumulative
	Notional	March 31,	At March 31,
	Amount	2008	2008
	(in billions)	(in millions)	(in millions)

Corporate loans(a)	$192	$–	$–
Prime residential mortgages(a)	143	–	–
Corporate debt/ CLOs	57	896	1,123
Multi-sector CDOs(b)	77	8,037	19,281
Mezzanine tranches(c)	6	174	174

Total	$475	$9,107	$20,578

(a)	Predominantly represent transactions written to facilitate regulatory capital relief.
(b)	Approximately $60.6 billion in notional amount of the multi-sector CDO pools include some exposure to U.S. sub-prime mortgages.

(c)	Represents credit default swaps written by AIGFP on tranches below super senior on certain regulatory capital relief trades.
     AIGFP purchased protection at the AAA- to BBB-rated risk layers on portfolios of reference obligations that include multi-sector CDO obligations. During the first three months of 2008, unrealized market valuation gains of $130 million on the related credit default swaps and embedded credit derivatives in credit-linked notes were fully offset by the fair value adjustment on the underlying assets.
     The change in fair value of AIGFP’s credit default swaps was caused by the significant widening in spreads in the first quarter of 2008 driven by the credit concerns resulting from U.S. residential mortgages, the severe liquidity crisis affecting the markets and the effects of rating agency downgrades on structured securities. Based upon its most current analyses, AIG believes that any credit impairment losses which may emerge over time at AIGFP will not be material to AIG’s consolidated financial condition, but could be material to the manner in which AIG manages its liquidity.
     The net loss recognized for the first three months of 2007 included a $166 million reduction in fair value of

American International Group, Inc. and Subsidiaries
certain derivatives that are an integral part of, and economically hedge, the structured transactions potentially affected by the proposed guidance by the U.S. Treasury Department affecting the ability to claim foreign tax credits.
     The most significant component of Capital Markets operating expenses is compensation, which was approximately $143 million and $123 million in the first three months of 2008 and 2007, respectively. The amount of compensation was not affected by gains and losses arising from derivatives not qualifying for hedge accounting treatment under FAS 133. In the first quarter of 2008, AIGFP established an employee retention plan, which guarantees a broad group of AIGFP’s employees and consultants a minimum level of compensation for each of the 2008 and 2009 compensation years, subject to mandatory partial deferral which, in certain circumstances, will be indexed to the price of AIG stock. The deferred amounts may be reduced in the event of losses prior to payment. The expense related to the plan is being recognized over the vesting period, beginning in the first quarter of 2008.
     Effective January 1, 2008, AIGFP adopted FAS 157. The most significant effect of adopting FAS 157 was a change in the valuation methodologies for hybrid financial instruments and derivative liabilities (both freestanding and embedded) historically carried at fair value. The changes were primarily to incorporate AIGFP’s own credit risk, when appropriate, in the fair value measurements.
     Effective January 1, 2008, AIGFP also elected to apply the fair value option to all eligible assets and liabilities, other than equity method investments and trade receivables and trade payables. Electing the fair value option allows AIGFP to more closely align its earnings with the economics of its transactions by recognizing the change in fair value of its derivatives and the offsetting change in fair value of the assets and liabilities being hedged concurrently through earnings.
     Capital Markets net operating loss for the first three months of 2008 includes an increase to pre-tax earnings of $2,648 million attributable to changes in AIG’s credit spreads which were substantially offset by the effect of changes in counterparty credit spreads on assets measured at fair value of $2,620 million. Included in the first quarter 2008 net operating loss is the transition amount of $291 million related to the adoption of FAS 157 and FAS 159, as well as a credit valuation adjustment gain of $217 million for derivatives AIGFP entered into with other AIG entities, which is eliminated in consolidation.
The following table presents AIGFP’s credit spread gains (losses) for the three-month period ended March 31, 2008 (excluding intercompany transactions):

(in millions)

Counterparty Credit Spread Sensitivity on Assets		AIG Inc.’s Own Credit Spread Sensitivity on Liabilities

Available for sale bonds	$(2,148)	Term notes	$261
Loans and other assets	(24)	Hybrid term notes	662
Derivative assets	(448)	GIC’s	1,156
		Other liabilities	30
		Derivative liabilities*	539

Decrease in assets	$(2,620)	Decrease in liabilities	$2,648

Net pre-tax increase to other income	$28
*Includes super senior CDS portfolio
     AIGFP recognized a loss of $166 million in the first three months of 2007 on hybrid financial instruments for which it applied the fair value option under FAS 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140” (FAS 155). These amounts were largely offset by gains and losses on economic hedge positions also reflected in AIGFP’s operating income or loss.
Consumer Finance
AIG’s Consumer Finance operations in North America are principally conducted through AGF. AGF derives a substantial portion of its revenues from finance charges assessed on outstanding real estate loans, secured and unsecured non-real estate loans and retail sales finance receivables and credit-related insurance.
     Effective February 29, 2008, AGF purchased a portion of Equity One, Inc.’s consumer finance receivable portfolio consisting of $1.0 billion of real estate loans, $290 million of non-real estate loans, and $156 million of retail sales finance receivables.
     AIG’s foreign consumer finance operations are principally conducted through AIG Consumer Finance Group, Inc. (AIGCFG). AIGCFG operates primarily in emerging and developing markets. AIGCFG has operations in Argentina, China, Hong Kong, Mexico, Philippines, Poland, Taiwan, Thailand and India. In April 2008, AIGCFG decided to sell or liquidate its existing operations in Taiwan.
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

American International Group, Inc. and Subsidiaries
and direct solicitation. AIGCFG also originates finance receivables indirectly through relationships with retailers, auto dealers, and independent agents.
Consumer Finance Results
Consumer Finance operating income decreased in the first three months of 2008 compared to the same period in 2007. Operating income from the domestic consumer finance operations, which include the operations of AGF and AIG Federal Savings Bank, decreased by $75 million in the first three months of 2008 compared to the same period in 2007. In the first three months of 2007, domestic results were adversely affected by the weakening housing market and tighter underwriting guidelines, which resulted in lower originations of real estate loans as well as the $128 million charge relating to the estimated cost of implementing the Supervisory Agreement entered into with the OTS.
     AGF’s revenues increased $23 million or 3 percent during the first three months of 2008 compared to the same period in 2007. Revenues from AGF’s finance receivables benefited from the $1.5 billion finance receivable purchase in first quarter 2008, but were partially offset by reduced residential mortgage originations reflecting the slower U.S. housing market. Revenues from AGF’s mortgage banking activities increased $111 million during the first three months of 2008 compared to the same period in 2007 (which included the first quarter 2007 charge of $128 million related to the Supervisory Agreement). The first three months of 2007 included a recovery of $65 million from a favorable out of court settlement.
     AGF’s operating income declined in the first three months of 2008 compared to the same period in 2007 primarily due to increases in the provision for finance receivable losses and unfavorable variances related to derivatives. During the first three months of 2008, AGF recorded a net loss of $43 million on its derivatives that did not qualify for hedge accounting under FAS 133, including the related foreign exchange losses, compared to a net loss of $36 million in the same period in 2007. The net derivative loss for the three-month period ended March 31, 2008 includes the effect of changes in AIG’s credit spreads amounting to $39 million, of which $13 million represents the transition amount from the adoption of FAS 157. Commencing in the second quarter of 2007, AGF began applying hedge accounting.
     AGF’s net finance receivables totaled $26.7 billion at March 31, 2008, an increase of approximately $2.2 billion compared to the prior year period, including the purchase of $1.5 billion of finance receivables from Equity One, Inc. on February 29, 2008. The increase in the net finance receivables resulted in a similar increase in revenues generated from these assets.
     Revenues from the foreign consumer finance operations increased by 40 percent in the first three months of 2008 compared to the same period in 2007. Loan growth, particularly in Poland, Mexico and Latin America, was the primary driver of the increased revenues. In addition, revenues from recently acquired businesses in India and Thailand contributed to the increase. The increase in revenues was more than offset by higher expenses associated with branch expansions, acquisition activities and product promotion campaigns.
Credit Quality of Finance Receivables
The overall credit quality of AGF’s finance receivables portfolio deteriorated due to negative economic fundamentals, a higher proportion of non-real estate loans and retail sales finance receivables and the aging of the real estate loan portfolio.
     At March 31, 2008, the 60-day delinquency rate for the entire portfolio increased by 106 basis points to 3.11 percent compared to the same period in 2007, while the 60-day delinquency rate for the real estate loans increased by 116 basis points to 2.99 percent. For the three months ended March 31, 2008, AGF’s net charge-off rate increased to 1.53 percent compared to 0.97 percent for the same period in 2007.
     AGF’s allowance for finance receivable losses as a percentage of outstanding receivables was 2.55 percent at March 31, 2008 compared to 1.99 percent at March 31, 2007.
Asset Management Operations
AIG’s Asset Management operations comprise a wide variety of investment-related services and investment products. These services and products are offered to individuals, pension funds and institutions (including AIG subsidiaries) globally through AIG’s Spread-Based Investment business, Institutional Asset Management, and Brokerage Services and Mutual Funds business. Also included in Asset Management operations are the results of certain SunAmerica sponsored partnership investments.
     The revenues and operating income (loss) for this segment are affected by the general conditions in the equity and credit markets. In addition, net realized gains and performance fees are contingent upon various fund closings, maturity levels and market conditions.
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

American International Group, Inc. and Subsidiaries
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
Asset Management Results
Asset Management results were as follows:

	Three Months
	Ended March 31,		Percentage
			Increase/
(in millions)	2008	2007	(Decrease)

Total revenues:
Spread-Based Investment business	$(809)	$1,015	—%
Institutional Asset Management*	524	429	22
Brokerage Services and Mutual Funds	74	78	(5)
Other Asset Management	62	147	(58)

Total	$(149)	$1,669	—%

Operating income (loss):
Spread-Based Investment business	$(1,251)	$491	—%
Institutional Asset Management*	(78)	97	—
Brokerage Services and Mutual Funds	19	26	(27)
Other Asset Management	59	144	(59)

Total	$(1,251)	$758	—%

*	Includes the effect of consolidating the revenues and operating losses of warehoused investments totaling $233 million and $92 million, respectively, in the first three months of 2008 and $30 million and $12 million, respectively, in the first three months of 2007, a portion of which is offset in minority interest expense.

American International Group, Inc. and Subsidiaries
Asset Management recognized an operating loss in the first three months of 2008 compared to operating income in the same period in 2007 primarily due to other-than-temporary impairment charges on fixed income investments, significantly lower partnership income, increased foreign exchange, interest rate and credit-related net mark to market losses, lower carried interest revenues and the effect of consolidating several warehoused investments. AIG consolidates the operating results of warehoused investments until such time as they are sold or otherwise divested. The other-than-temporary impairment charges were due primarily to changes in market liquidity and spreads.
Spread-Based Investment Business Results
The Spread-Based Investment business reported an operating loss in the first three months of 2008 compared to operating income in the same period in 2007 due to significantly higher net realized capital losses and lower partnership income. Included in the operating loss were net realized capital losses of $1.3 billion for the first three months of 2008, compared to $20 million in the 2007 period. Net realized capital losses for the first three months of 2008 primarily consist of $1.0 billion in other-than-temporary impairment charges on fixed income securities for both the GIC and MIP, $366 million in foreign exchange related losses on foreign denominated GIC reserves and mark to market losses of $131 million on credit default swap investments held by the MIP. Partially offsetting these losses were net mark to market gains of $160 million on interest rate and foreign exchange hedges not qualifying for hedge accounting treatment for both the GIC and MIP. Net realized capital losses of $20 million for the first three months of 2007 primarily reflect $29 million of other-than-temporary impairment charges, $69 million of foreign exchange related losses on foreign denominated GIC reserves, partially offset by realized gains of $54 million on the sale of fixed income and equity securities and $23 million in net mark to market gains on interest rate and foreign exchange hedges.
     The other-than-temporary impairment charges on fixed income investments held in the GIC and MIP portfolios were $539 million for the GIC and $494 million for the MIP for the first three months of 2008 and resulted from widening credit spreads and decreased market liquidity. See Invested Assets — Portfolio Review — Other-than-temporary impairments. In addition to the other-than-temporary impairments, unrealized losses on fixed maturity investments were recorded in accumulated other comprehensive income (loss) and were driven by widening credit spreads and decreased market liquidity, partially offset by gains resulting from falling interest rates.
     In the GIC program, income from partnership investments was $45 million for the first three months of 2008, a decline of $417 million from the same period of 2007 due to significantly higher performance in the first three months of 2007. Also contributing to the decline was the one-time distribution from a single partnership of $164 million in the first three months of 2007. Foreign exchange losses on foreign-denominated GIC reserves increased by $297 million in the first three months of 2008 as a result of the continued weakening of the U.S. dollar. As noted below, a significant portion of these GIC reserves will mature in 2008. Partially offsetting the decline in partnership income and increased foreign exchange losses was an increase in mark to market gains on derivative positions of $479 million. These gains included mark to market gains on interest rate and foreign exchange derivatives used to economically hedge the effect of interest rate and foreign exchange rate movements on GIC reserves. Although these economic hedges are partially effective in hedging the interest rate and foreign exchange risk, they did not qualify for hedge accounting treatment.
     The MIP experienced mark to market losses of $324 million due primarily to interest rate and foreign exchange derivative positions that, while partially effective in hedging interest rate and foreign exchange risk, did not qualify for hedge accounting treatment and an additional $131 million in mark to market losses were recognized due to credit default swap investments. The MIP credit default swaps are comprised predominantly of single-name high-grade corporate exposures. The mark to market losses for the first three months of 2008 were driven primarily by a decline in short-term interest rates, the decline in value of the U.S. dollar and widening credit spreads. AIG enters into hedging arrangements to mitigate the effect of changes in currency and interest rates associated with the fixed and floating rate and foreign currency denominated obligations issued under these programs. Some of these hedging relationships qualify for hedge accounting treatment, while others do not. Income or loss from these hedges not qualifying for hedge accounting treatment are classified as net realized capital gains (losses) in AIG’s Consolidated Statement of Income (Loss).
     AIG did not issue any additional debt to fund the MIP in the first three months of 2008. Through March 31, 2008, the MIP had cumulative debt issuances of $13.4 billion.
The anticipated runoff of the domestic GIC portfolio at March 31, 2008 was as follows:

	Less Than	1-3	3+-5	Over Five
(in billions)	One Year	Years	Years	Years	Total

Domestic GICs	$10.2	$4.8	$2.9	$5.7	$23.6

Institutional Asset Management Results
Institutional Asset Management recognized an operating loss in the first three months of 2008 compared to operating income in the same period in 2007 reflecting lower carried interest revenues and increased depreciation and amortization expense due to additional real estate investments acquired in late 2007. AIG recognizes carried

American International Group, Inc. and Subsidiaries
interest revenues on an unrealized basis by reflecting the amount owed to AIG as of the balance sheet date based on the related funds’ performance. Also contributing to this decrease were the operating losses of certain consolidated warehoused private equity investments. The reduction in these revenues is due to significantly higher fund performance in the first three months of 2007. The consolidated warehoused private equity investments are not wholly owned by AIG and thus, a significant portion of the effect of consolidating these operating losses is offset in minority interest, which is not a component of operating income. Slightly offsetting these decreases were higher base management fees driven by an increase of approximately $15 billion in unaffiliated client assets under management.
     AIG’s unaffiliated client assets under management, including retail mutual funds and institutional accounts, were $91.4 billion at March 31, 2008, a decline of 3 percent compared to December 31, 2007 and an increase of 19 percent compared to $76.5 billion at March 31, 2007. The decline from December 31, 2007 primarily reflected market valuation declines in the equity and fixed income markets. The increase from March 31, 2007 was driven by new business.
Other Asset Management Results
Revenues and operating income related to the Other Asset Management activities decreased in the first three months of 2008 compared to the same period in 2007 due to lower income from partnership investments. Similar to the investments held in the Spread-Based Investment business, these investments experienced significantly higher performance in the first three months of 2007.
Other Operations
The operating loss of AIG’s Other category was as follows:

	Three Months
	Ended March 31,

(in millions)	2008	2007

Operating income (loss):
Equity earnings in partially owned companies	$8	$41
Interest expense	(368)	(252)
Unallocated corporate expenses*	(93)	(172)
Net realized capital gains (losses)	(265)	(49)
Other miscellaneous, net	(50)	(38)

Total Other	$(768)	$(470)

*	Includes expenses of corporate staff not attributable to specific operating segments, expenses related to efforts to improve internal controls, corporate initiatives and certain compensation plan expenses.
     The operating loss of AIG’s Other category increased in the first three months of 2008 compared to the same period in 2007 reflecting higher interest expense that resulted from increased borrowings, and higher net realized capital losses, partially offset by lower unallocated corporate expenses. The increase in net realized capital losses reflected higher foreign exchange losses on foreign-denominated debt, a portion of which was economically hedged but did not qualify for hedge accounting treatment under FAS 133, and losses on non-hedged derivatives in the first three months of 2008. Other miscellaneous, net included a $45 million write-off of goodwill related to Mortgage Guaranty in the first three months of 2008.

Capital Resources and Liquidity
At March 31, 2008, AIG had total consolidated shareholders’ equity of $79.7 billion and total consolidated borrowings of $172.2 billion. At that date, $68.3 billion of such borrowings were subsidiary borrowings not guaranteed by AIG.
     A total of 34,093,783 shares were purchased during the first three months of 2008. Subsequent to March 31, 2008, an additional 3,832,276 shares were repurchased, satisfying the balance of the commitments existing at December 31, 2007 that had not been satisfied at March 31, 2008. AIG does not expect to purchase additional shares under its share repurchase program for the foreseeable future.

American International Group, Inc. and Subsidiaries
Borrowings
AIG’s total borrowings were as follows:

	March 31,	December 31,
(in millions)	2008	2007

Borrowings issued by AIG:
Notes and bonds payable	$14,800	$14,588
Junior subordinated debt	5,898	5,809
Loans and mortgages payable	584	729
MIP matched notes and bonds payable	15,080	14,267
Series AIGFP matched notes and bonds payable	1,071	874

Total AIG borrowings	37,433	36,267

Borrowings guaranteed by AIG:
AIGFP(a)
GIAs	20,142	19,908
Notes and bonds payable	31,485	36,676
Loans and mortgages payable	1,429	1,384
Hybrid financial instrument liabilities(b)	6,198	7,479

Total AIGFP borrowings	59,254	65,447

AIG Funding, Inc. commercial paper	5,008	4,222

AIGLH notes and bonds payable	797	797

Liabilities connected to trust preferred stock	1,424	1,435

Total borrowings issued or guaranteed by AIG	103,916	108,168

Borrowings not guaranteed by AIG:
ILFC
Commercial paper	4,392	4,483
Junior subordinated debt	999	999
Notes and bonds payable(c)	26,645	25,737

Total ILFC borrowings	32,036	31,219

AGF
Commercial paper and extendible commercial notes	3,418	3,801
Junior subordinated debt	349	349
Notes and bonds payable	21,905	22,369

Total AGF borrowings	25,672	26,519

AIGCFG
Commercial paper	223	287
Loans and mortgages payable	1,991	1,839

Total AIGCFG borrowings	2,214	2,126

Other subsidiaries	783	775

Borrowings of consolidated investments:
A.I. Credit(d)	220	321
AIG Investments	1,636	1,636
AIG Global Real Estate Investment	5,534	5,096
AIG SunAmerica	156	186
ALICO	3	3

Total borrowings of consolidated investments	7,549	7,242

Total borrowings not guaranteed by AIG	68,254	67,881

Consolidated:
Total commercial paper and extendible commercial notes	$13,261	$13,114

Total long-term borrowings	158,909	162,935

Total borrowings	$172,170	$176,049

(a)	In 2008, AIGFP borrowings are carried at fair value.
(b)	Represents structured notes issued by AIGFP that are accounted for using the fair value option at 2008 and 2007.

(c)	Includes borrowings under Export Credit Facility of $2.5 billion at March 31, 2008 and December 31, 2007.

(d)	Represents commercial paper issued by a variable interest entity secured by receivables of A.I. Credit.

American International Group, Inc. and Subsidiaries
AIG’s net borrowings were as follows:

	March 31,	December 31,
(in millions)	2008	2007

AIG’s total borrowings	$172,170	$176,049
Less:
Junior subordinated debt	5,898	5,809
Liabilities connected to trust preferred stock	1,424	1,435
MIP matched notes and bonds payable	15,080	14,267
Series AIGFP matched notes and bonds payable	1,071	874
AIGFP(a)
GIAs	20,142	19,908
Notes and bonds payable	31,485	36,676
Loans and mortgages payable	1,429	1,384
Hybrid financial instrument liabilities(b)	6,198	7,479
Borrowings not guaranteed by AIG	68,254	67,881

AIG’s net borrowings	$21,189	$20,336

(a)	In 2008, AIGFP borrowings are carried at fair value.
(b)	Represents structured notes issued by AIGFP that are accounted for using the fair value option at 2008 and 2007.
The roll forward of long-term borrowings, excluding borrowings of consolidated investments, for the three months ended March 31, 2008 was as follows:

(in millions)

	Balance at		Maturities	Effect of		Balance at
	December 31,		and	Foreign	Other	March 31,
	2007	Issuances	Repayments	Exchange	Changes(b)	2008

AIG
Notes and bonds payable	$14,588	$—	$—	$73	$139	$14,800
Junior subordinated debt	5,809	—	—	89	—	5,898
Loans and mortgages payable	729	4	(131)	(2)	(16)	584
MIP matched notes and bonds payable	14,267	—	—	17	796	15,080
Series AIGFP matched notes and bonds payable	874	214	(28)	—	11	1,071

AIGFP(a)
GIAs	19,908	1,299	(2,014)	—	949	20,142
Notes and bonds payable and hybrid financial instrument liabilities	44,155	7,755	(15,302)	—	1,075	37,683
Loans and mortgages payable	1,384	—	(66)	—	111	1,429

AIGLH notes and bonds payable	797	—	—	—	—	797
Liabilities connected to trust preferred stock	1,435	—	(10)	—	(1)	1,424
ILFC notes and bonds payable	25,737	1,448	(839)	299	—	26,645
ILFC junior subordinated debt	999	—	—	—	—	999
AGF notes and bonds payable	22,369	293	(965)	153	55	21,905
AGF junior subordinated debt	349	—	—	—	—	349
AIGCFG loans and mortgages payable	1,839	855	(800)	97	—	1,991
Other subsidiaries	775	11	(17)	12	2	783

Total	$156,014	$11,879	$(20,172)	$738	$3,121	$151,580

(a)	In 2008, AIGFP borrowings are carried at fair value.
(b)	Includes the cumulative effect of the adoption of FAS 159.
AIG (Parent Company)
AIG intends to continue its customary practice of issuing debt securities from time to time to meet its financing needs and those of certain of its subsidiaries for general corporate purposes, as well as for the MIP. As of March 31, 2008, AIG had up to $17.3 billion of debt securities, preferred stock and other securities, and up to $16.5 billion of common stock, registered and available for issuance under its universal shelf registration statement.
     AIG maintains a medium-term note program under its shelf registration statement. As of March 31, 2008, approximately $7.6 billion principal amount of senior notes were outstanding under the medium-term note program, of which $3.2 billion was used for AIG’s general corporate purposes, $1.1 billion was used by AIGFP (referred to as “Series AIGFP” in the preceding tables) and $3.3 billion was used to fund the MIP. The maturity dates of these notes range from 2008 to 2052. To the extent considered appropriate, AIG may enter into swap transactions to manage its effective borrowing rates with respect to these notes.
     AIG also maintains a Euro medium-term note program under which an aggregate nominal amount of up to $20.0 billion of senior notes may be outstanding at any one

American International Group, Inc. and Subsidiaries
time. As of March 31, 2008, the equivalent of $13.5 billion of notes were outstanding under the program, of which $10.4 billion were used to fund the MIP and the remainder was used for AIG’s general corporate purposes. The aggregate amount outstanding includes $1.9 billion loss resulting from foreign exchange translation into U.S. dollars, of which $472 million loss relates to notes issued by AIG for general corporate purposes and $1.4 billion loss relates to notes issued to fund the MIP. AIG has economically hedged the currency exposure arising from its foreign currency denominated notes.
     AIG maintains a shelf registration statement in Japan, providing for the issuance of up to Japanese Yen 300 billion principal amount of senior notes, of which the equivalent of $506 million was outstanding as of March 31, 2008 and was used for AIG’s general corporate purposes. AIG also maintains an Australian dollar debt program under which senior notes with an aggregate principal amount of up to 5 billion Australian dollars may be outstanding at any one time. Although as of March 31, 2008 there were no outstanding notes under the Australian program, AIG intends to use the program opportunistically to fund the MIP or for AIG’s general corporate purposes.
     In October 2007, AIG borrowed a total of $500 million on an unsecured basis pursuant to a loan agreement with a third-party bank. The entire amount of the loan remained outstanding at March 31, 2008 and matures in October 2008.
AIGFP
AIGFP uses the proceeds from the issuance of notes and bonds and GIA borrowings, as well as the issuance of Series AIGFP notes by AIG, to invest in a diversified portfolio of securities and derivative transactions. The borrowings may also be temporarily invested in securities purchased under agreements to resell. AIGFP’s notes and bonds include structured debt instruments whose payment terms are linked to one or more financial or other indices (such as an equity index or commodity index or another measure that is not considered to be clearly and closely related to the debt instrument). These notes contain embedded derivatives that otherwise would be required to be accounted for separately under FAS 133. Upon AIG’s adoption of FAS 155 in 2006, AIGFP elected the fair value option for these notes. The notes that are accounted for using the fair value option are reported separately under hybrid financial instrument liabilities. AIG guarantees the obligations of AIGFP under AIGFP’s notes and bonds and GIA borrowings. See Liquidity herein.
     AIGFP has a Euro medium-term note program under which an aggregate nominal amount of up to $20.0 billion of notes may be outstanding at any one time. As of March 31, 2008, $5.1 billion of notes were outstanding under the program. The notes issued under this program are guaranteed by AIG and are included in AIGFP’s notes and bonds payable in the table of total borrowings.
AIG Funding
AIG Funding, Inc. (AIG Funding) issues commercial paper that is guaranteed by AIG in order to help fulfill the short-term cash requirements of AIG and its subsidiaries. The level of issuances of AIG Funding’s commercial paper, including the guarantee by AIG, is subject to the approval of AIG’s Board of Directors or the Finance Committee of the Board if it exceeds certain pre-approved limits.
     As backup for the commercial paper program and for other general corporate purposes, AIG and AIG Funding maintain revolving credit facilities, which, as of March 31, 2008, had an aggregate of $9.5 billion available to be drawn and which are summarized below under Revolving Credit Facilities.
ILFC
ILFC fulfills its short-term cash requirements through operating cash flows and the issuance of commercial paper. The issuance of commercial paper is subject to the approval of ILFC’s Board of Directors and is not guaranteed by AIG. ILFC maintains syndicated revolving credit facilities which, as of March 31, 2008, totaled $6.5 billion and which are summarized below under Revolving Credit Facilities. These facilities are used as back up for ILFC’s maturing debt and other obligations.
     As a well-known seasoned issuer, ILFC has filed an automatic shelf registration statement with the Securities and Exchange Commission (SEC) allowing ILFC immediate access to the U.S. public debt markets. At March 31, 2008, $6.0 billion of debt securities had been issued under this registration statement and $6.0 billion had been issued under a prior registration statement. In addition, ILFC has a Euro medium-term note program for $7.0 billion, under which $3.8 billion in notes were outstanding at March 31, 2008. Notes issued under the Euro medium-term note program are included in ILFC notes and bonds payable in the preceding table of borrowings. The cumulative foreign exchange adjustment loss for the foreign currency denominated debt was $1.3 billion at March 31, 2008 and $969 million at December 31, 2007. ILFC has substantially eliminated the currency exposure arising from foreign currency denominated notes by economically hedging the note exposure.
     ILFC had a $4.3 billion Export Credit Facility for use in connection with the purchase of approximately 75 aircraft delivered through 2001. This facility was guaranteed by various European Export Credit Agencies. The interest rate varies from 5.75 percent to 5.90 percent on these amortizing ten-year borrowings depending on the delivery date of the aircraft. At March 31, 2008, ILFC had $603 million

American International Group, Inc. and Subsidiaries
outstanding under this facility. The debt is collateralized by a pledge of the shares of a subsidiary of ILFC, which holds title to the aircraft financed under the facility.
     In May 2004, ILFC entered into a similarly structured Export Credit Facility for up to a maximum of $2.6 billion for Airbus aircraft to be delivered through May 31, 2005. The facility was subsequently increased to $3.6 billion and extended to include aircraft to be delivered through May 31, 2008. The facility becomes available as the various European Export Credit Agencies provide their guarantees for aircraft based on a six-month forward-looking calendar, and the interest rate is determined through a bid process. At March 31, 2008, ILFC had $1.9 billion outstanding under this facility. The debt is collateralized by a pledge of shares of a subsidiary of ILFC, which holds title to the aircraft financed under the facility. Borrowings with respect to these facilities are included in ILFC’s notes and bonds payable in the preceding table of borrowings.
     From time to time, ILFC enters into funded financing agreements. As of March 31, 2008, ILFC had a total of $1.1 billion outstanding, which has varying maturities through February 2012. The interest rates are LIBOR-based, with spreads ranging from 0.30 percent to 1.625 percent.
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
AGF
AGF fulfills most of its short-term cash borrowing requirements through the issuance of commercial paper. The issuance of commercial paper is subject to the approval of AGF’s Board of Directors and is not guaranteed by AIG. AGF maintains committed syndicated revolving credit facilities which, as of March 31, 2008, totaled $4.8 billion and which are summarized below under Revolving Credit Facilities. The facilities can be used for general corporate purposes and to provide backup for AGF’s commercial paper programs.
     As of March 31, 2008, notes and bonds aggregating $21.9 billion were outstanding with maturity dates ranging from 2008 to 2031 at interest rates ranging from 1.94 percent to 8.45 percent. To the extent considered appropriate, AGF may enter into swap transactions to manage its effective borrowing rates with respect to these notes and bonds. As a well-known seasoned issuer, AGF filed an automatic shelf registration statement with the SEC allowing AGF immediate access to the U.S. public debt markets. At March 31, 2008, AGF had remaining corporate authorization to issue up to $8.0 billion of debt securities under its shelf registration statement.
     AGF’s funding sources include an SEC-registered medium-term note program, private placement debt, retail note issuances, bank financing and securitizations of finance receivables that AGF accounts for as on-balance-sheet secured financings. In addition, AGF has become a recognized issuer of long-term debt in the international capital markets and has recently established a Euro medium-term note program.
     In addition to debt refinancing activities, proceeds from the collection of finance receivables are used to fund cash needs including the payment of principal and interest on AGF’s debt. AIG does not guarantee any of the debt obligations of AGF. See also Liquidity herein.
AIGCFG
AIGCFG has a variety of funding mechanisms for its various markets, including retail and wholesale deposits, short-and long-term bank loans, securitizations and intercompany subordinated debt. AIG Credit Card Company (Taiwan), a consumer finance business in Taiwan, and AIG Retail Bank PLC, a full service consumer bank in Thailand, have issued commercial paper for the funding of their respective operations. AIG does not guarantee any borrowings for AIGCFG businesses, including this commercial paper.
Revolving Credit Facilities
AIG, ILFC and AGF maintain committed, unsecured revolving credit facilities listed on the following table in order to support their respective commercial paper programs and for general corporate purposes. AIG, ILFC and AGF expect to replace or extend these credit facilities on or prior to their expiration. Some of the facilities, as noted below, contain a “term-out option” allowing for the conversion by the borrower of any outstanding loans at expiration into one-year term loans.

American International Group, Inc. and Subsidiaries
As of March 31, 2008 (in millions)

					One-Year
			Available		Term-Out
Facility	Size	Borrower(s)	Amount	Expiration	Option

AIG:
364-Day Syndicated Facility	$2,125	AIG/AIG Funding(a) AIG Capital Corporation(a)	$2,125	July 2008	Yes
5-Year Syndicated Facility	1,625	AIG/AIG Funding(a) AIG Capital Corporation(a)	1,625	July 2011	No
364-Day Bilateral Facility (b)	3,200	AIG/AIG Funding	378	December 2008	Yes
364-Day Intercompany Facility(c)	5,335	AIG	5,335	September 2008	Yes

Total AIG	$12,285		$9,463

ILFC:
5-Year Syndicated Facility	$2,500	ILFC	$2,500	October 2011	No
5-Year Syndicated Facility	2,000	ILFC	2,000	October 2010	No
5-Year Syndicated Facility	2,000	ILFC	2,000	October 2009	No

Total ILFC	$6,500		$6,500

AGF:
364-Day Syndicated Facility	$2,625	American General Finance Corporation American General Finance, Inc.(d)	$2,625	July 2008	Yes
5-Year Syndicated Facility	2,125	American General Finance Corporation	2,125	July 2010	No

Total AGF	$4,750		$4,750

(a)	Guaranteed by AIG.
(b)	This facility can be drawn in the form of loans or letters of credit. All drawn amounts shown above are in the form of letters of credit.
(c)	Subsidiaries of AIG are the lenders on this facility.
(d)	American General Finance, Inc. is an eligible borrower for up to $400 million only.
Credit Ratings
The cost and availability of unsecured financing for AIG and its subsidiaries are generally dependent on their short-and long-term debt ratings. The following table presents the credit ratings of AIG and certain of its subsidiaries as of April 30, 2008. In parentheses, following the initial occurrence in the table of each rating, is an indication of that rating’s relative rank within the agency’s rating categories. That ranking refers only to the generic or major rating category and not to the modifiers appended to the rating by the rating agencies to denote relative position within such generic or major category.

	Short-term Debt			Senior Long-term Debt

	Moody’s	S&P	Fitch	Moody’s(a)	S&P(b)	Fitch(c)

AIG	P-1 (1st of 3)	A-1+ (1st of 6)	F1+ (1st of 5)	Aa2(e) (2nd of 9)	AA (2nd of 8) (f)	AA (2nd of 9) (h)
AIG Financial Products Corp.(d)	P-1	A-1+	–	Aa2(e)	AA(f)	–
AIG Funding, Inc. (d)	P-1	A-1+	F1+	–	–	–
ILFC	P-1	A-1+	F1 (1st of 5)	A1 (3rd of 9)	AA- (2nd of 8) (g)	A+ (3rd of 9) (h)
American General Finance Corporation	P-1	A-1 (1st of 6)	F1	A1	A+ (3rd of 8)	A+(h)
American General Finance, Inc.	P-1	A-1	F1	–	–	A+(h)

(a)	Moody’s appends numerical modifiers 1, 2 and 3 to the generic rating categories to show relative position within rating categories.
(b)	S&P ratings may be modified by the addition of a plus or minus sign to show relative standing within the major rating categories.
(c)	Fitch Ratings (Fitch) ratings may be modified by the addition of a plus or minus sign to show relative standing within the major rating categories.
(d)	AIG guarantees all obligations of AIG Financial Products Corp. and AIG Funding, Inc.
(e)	Negative rating outlook on Senior Unsecured Debt Ratings. A negative outlook by Moody’s indicates that a rating may be lowered but is not necessarily a precursor of a ratings change.
(f)	Negative rating outlook on Counterparty Credit Ratings. A negative outlook by S&P indicates that a rating may be lowered but is not necessarily a precursor of a ratings change.
(g)	Negative rating outlook on Corporate Credit Rating. A negative outlook by S&P indicates that a rating may be lowered but is not necessarily a precursor of a ratings change.
(h)	Issuer Default and Senior Unsecured Debt Ratings on Rating Watch Negative. Rating Watch Negative indicates that a rating has been placed on active rating watch status.
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

American International Group, Inc. and Subsidiaries
     “Ratings triggers” have been defined by one independent rating agency to include clauses or agreements the outcome of which depends upon the level of ratings maintained by one or more rating agencies. “Ratings triggers” generally relate to events that (i) could result in the termination or limitation of credit availability, or require accelerated repayment, (ii) could result in the termination of business contracts or (iii) could require a company to post collateral for the benefit of counterparties.
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
     It is estimated that, as of the close of business on April 30, 2008, based on AIGFP’s outstanding municipal GIAs and financial derivatives transactions at that date, a downgrade of AIG’s long-term senior debt ratings to ‘Aa3’ by Moody’s or ‘AA–’ by S&P would permit counterparties to call for approximately $1.8 billion of collateral, while a downgrade to ‘A1’ by Moody’s or A+ by S&P would permit counterparties to call for approximately $9.8 billion of additional collateral. Further downgrades could result in requirements for substantial additional collateral, which could have a material effect on how AIGFP manages its liquidity. The actual amount of additional collateral that AIGFP would be required to post to counterparties in the event of such downgrades depends on market conditions, the fair value of the outstanding affected transactions and other factors prevailing at the time of the downgrade. Additional obligations to post collateral would increase the demands on AIGFP’s liquidity.
Contractual Obligations
Contractual obligations in total, and by remaining maturity at March 31, 2008 were as follows:

		Payments due by Period

	Total	Less Than	1-3	3+-5	Over Five
(in millions)	Payments	One Year	Years	Years	Years

Borrowings(a)	$151,580	$41,629	$34,248	$25,133	$50,570
Interest payments on borrowings	56,344	5,463	9,436	7,725	33,720
Loss reserves(b)	86,860	23,886	26,492	12,595	23,887
Insurance and investment contract liabilities(c)	689,494	32,232	43,761	41,932	571,569
GIC liabilities(d)	27,285	10,437	5,374	3,600	7,874
Aircraft purchase commitments	18,794	2,779	3,901	2,112	10,002
Other long-term obligations	144	53	80	11	—

Total(e)(f)	$1,030,501	$116,479	$123,292	$93,108	$697,622

(a)	Excludes commercial paper and borrowings incurred by consolidated investments and includes hybrid financial instrument liabilities recorded at fair value.
(b)	Represents future loss and loss adjustment expense payments estimated based on historical loss development payment patterns. Due to the significance of the assumptions used, the periodic amounts presented could be materially different from actual required payments.
(c)	Insurance and investment contract liabilities include various investment-type products with contractually scheduled maturities, including periodic payments of a term certain nature. Insurance and investment contract liabilities also include benefit and claim liabilities, of which a significant portion represents policies and contracts that do not have stated contractual maturity dates and may not result in any future payment obligations. For these policies and contracts (i) AIG is currently not making payments until the occurrence of an insurable event, such as death or disability, (ii) payments are conditional on survivorship, or (iii) payment may occur due to a surrender or other non-scheduled event out of AIG’s control. AIG has made significant assumptions to determine the estimated undiscounted cash flows of these contractual policy benefits, which assumptions include mortality, morbidity, future lapse rates, expenses, investment returns and interest crediting rates, offset by expected future deposits and premiums on in force policies. Due to the significance of the assumptions used, the periodic amounts presented could be materially different from actual required payments. The amounts presented in this table are undiscounted and therefore exceed the future policy benefits and policyholders’ contract deposits included in the balance sheet.
(d)	Represents guaranteed maturities under GICs.

(e)	Does not reflect unrecognized tax benefits of $2.5 billion, the timing of which is uncertain.

(f)	The majority of AIG’s credit default swaps require AIG to provide credit protection on a designated portfolio of loans or debt securities. AIG provides such credit protection on a “second loss” basis, under which AIG’s payment obligations arise only after credit losses in the designated portfolio exceed a specified threshold amount or level of “first losses.” Through May 7, 2008, AIG has made no payments under these contracts and because of the high degree of uncertainty regarding the amount and the long-term timing of any potential future cash flows under these contracts, AIG is unable to make reasonable estimates of any cash settlements at this time.

American International Group, Inc. and Subsidiaries
Off Balance Sheet Arrangements and Commercial Commitments
Off balance sheet arrangements and commercial commitments in total, and by remaining maturity at March 31, 2008 were as follows:

		Amount of Commitment Expiration

		Less
	Total	Than
	Amounts	One	1-3	3+-5	Over
(in millions)	Committed	Year	Years	Years	Five
					Years

Guarantees:
Liquidity facilities(a)	$2,540	$8	$8	$2,204	$320
Standby letters of credit	1,708	1,483	44	34	147
Construction guarantees(b)	681	—	—	—	681
Guarantees of indebtedness	1,243	147	144	500	452
All other guarantees	662	97	25	41	499
Commitments:
Investment commitments(c)	8,452	2,956	3,796	1,490	210
Commitments to extend credit	777	135	502	124	16
Letters of credit	1,174	895	—	119	160
Investment protection agreements(d)	7,870	2,463	1,413	677	3,317
Maturity shortening puts(e)	2,602	1,186	1,114	238	64
Other commercial commitments(f)	1,183	92	57	79	955

Total(f)	$28,892	$9,462	$7,103	$5,506	$6,821

(a)	Primarily liquidity facilities provided in connection with certain municipal swap transactions and collateralized bond obligations.
(b)	Primarily AIG SunAmerica construction guarantees connected to affordable housing investments.
(c)	Includes commitments to invest in limited partnerships, private equity, hedge funds and mutual funds and commitments to purchase and develop real estate in the United States and abroad.
(d)	Written generally with respect to investments in hedge funds and funds of hedge funds.
(e)	Represents obligations under 2a-7 Puts to purchase certain multi-sector CDOs at pre-determined contractual prices.
(f)	Includes options to acquire aircraft. Excludes commitments with respect to pension plans. The annual pension contribution for 2008 is expected to be approximately $118 million for U.S. and non-U.S. plans.
Arrangements with Variable Interest Entities and Structured Investment Vehicles
As of March 31, 2008 there have been no significant changes in arrangements with variable interest entities or structured investment vehicles from those reported in the 2007 Annual Report on Form 10-K.

American International Group, Inc. and Subsidiaries
Shareholders’ Equity
The changes in AIG’s consolidated shareholders’ equity were as follows:

Three Months Ended
(in millions)	March 31, 2008

Beginning of year	$95,801
Net loss	(7,805)
Unrealized depreciation of investments, net of tax	(6,824)
Cumulative translation adjustment, net of tax	1,095
Dividends to shareholders	(488)
Payments advanced to purchase shares, net	733
Share purchases	(1,733)
Cumulative effect of accounting changes, net of tax	(1,108)
Other*	32

End of period	$79,703

*	Reflects the effects of employee stock transactions.
AIG has in the past reinvested most of its unrestricted earnings in its operations and believes such continued reinvestment in the future will be adequate to meet any foreseeable capital needs. However, AIG may choose from time to time to raise additional funds through the issuance of additional securities.
     In February 2007, AIG’s Board of Directors adopted a new dividend policy, which took effect with the dividend declared in the second quarter of 2007, providing that under ordinary circumstances, AIG’s plan will be to increase its common stock dividend by approximately 20 percent annually. The payment of any dividend, however, is at the discretion of AIG’s Board of Directors, and the future payment of dividends will depend on various factors, including the performance of AIG’s businesses, AIG’s consolidated financial condition, results of operations and liquidity and the existence of investment opportunities. With due consideration of the foregoing policy, in light of current market conditions, on May 7, 2008, AIG’s Board of Directors declared a quarterly cash dividend on the common stock of $0.22 per share, payable on September 19, 2008 to shareholders of record on September 5, 2008, representing a 10 percent increase.
Share Repurchases
From time to time, AIG may buy shares of its common stock for general corporate purposes, including to satisfy its obligations under various employee benefit plans. In February 2007, AIG’s Board of Directors increased AIG’s share repurchase program by authorizing the purchase of shares with an aggregate purchase price of $8 billion. In November 2007, AIG’s Board of Directors authorized the purchase of an additional $8 billion in common stock. In 2007, AIG entered into structured share repurchase arrangements providing for the purchase of shares over time with an aggregate purchase price of $7 billion.
     A total of 34,093,783 shares were purchased during the first three months of 2008 to meet commitments that existed at December 31, 2007. The portion of the payments advanced by AIG under the structured share purchase arrangements that had not yet been utilized to purchase shares at March 31, 2008, amounting to $179 million, has been recorded as a component of shareholders’ equity under the caption, Payments advanced to purchase shares. Subsequent to March 31, 2008, an additional 3,832,276 shares were purchased, satisfying the balance of the commitments existing at December 31, 2007 that had not been satisfied at March 31, 2008. All shares purchased are recorded as treasury stock at cost.
     At May 7, 2008, $9 billion was available for purchases under the aggregate authorization. AIG does not expect to purchase additional shares under its share repurchase program for the foreseeable future.
Share-based Employee Compensation Plans
During the first quarter of 2008, AIG reviewed the vesting schedules of its share-based employee compensation plans, and on March 11, 2008, AIG’s management and the Compensation Committee of AIG’s Board of Directors determined that, to fulfill the objective of attracting and retaining high quality personnel, the vesting schedules of certain awards outstanding under these plans and all awards made in the future under these plans should be shortened. As a result, the unamortized share-based employee compensation cost related to the affected awards will be amortized over shorter periods. AIG estimates the modifications will accelerate the amortization of this cost by $116 million and $90 million in 2008 and 2009, respectively, with a corresponding reduction in amortization expense related to these awards of $206 million in 2010 through 2013.
Liquidity
AIG manages liquidity at both the subsidiary and parent company levels. At March 31, 2008, AIG’s consolidated invested assets included $63.6 billion in cash and short-term investments. Consolidated net cash provided from operating activities in the first three months of 2008 amounted to $8.3 billion. At both the subsidiary and parent company level, liquidity management activities are intended to preserve and enhance funding stability, flexibility, and diversity through a wide range of potential operating environments and market conditions. AIG’s primary sources of cash flow are dividends and other payments from its regulated and unregulated subsidiaries, as well as issuances of debt securities. Primary uses of cash flow are for debt service, subsidiary funding, shareholder dividend payments and common stock repurchases. Management believes that AIG’s liquid assets, cash provided by operations and access to the capital markets will enable it to meet its anticipated cash requirements, including the funding of increased dividends under AIG’s current dividend policy.

American International Group, Inc. and Subsidiaries
AIG (Parent Company)
The liquidity of the parent company is principally derived from its subsidiaries. The primary sources of cash flow are dividends and other payments from its regulated and unregulated subsidiaries, as well as issuance of debt securities. Primary uses of cash flow are for debt service, subsidiary funding, shareholder dividend payments and common stock repurchases. In the first three months of 2008, AIG parent collected $769 million in dividends and other payments from subsidiaries (primarily from insurance company subsidiaries). Excluding MIP and Series AIGFP debt, AIG parent made interest payments totaling $194 million, made $536 million in capital contributions to subsidiaries, and paid $512 million in dividends to shareholders in the first three months of 2008.
     AIG parent funds its short-term working capital needs through commercial paper issued by AIG Funding. As of March 31, 2008, AIG Funding had $5.0 billion of commercial paper outstanding with an average maturity of 21 days. As additional liquidity, AIG parent and AIG Funding maintain committed revolving credit facilities that, as of March 31, 2008, had an aggregate of $9.5 billion available to be drawn, and which are summarized above under Revolving Credit Facilities.
Invested Assets
The following tables summarize the composition of AIG’s invested assets by segment:

		Life
		Insurance &
	General	Retirement	Financial	Asset
(in millions)	Insurance	Services	Services	Management	Other	Total

March 31, 2008
Fixed maturities:
Bonds available for sale, at fair value	$73,110	$296,442	$1,386	$24,549	$—	$395,487
Bonds held to maturity, at amortized cost	21,344	1	—	221	—	21,566
Bond trading securities, at fair value	—	9,340	—	35	—	9,375
Equity securities:
Common stocks available for sale, at fair value	4,669	10,896	—	483	74	16,122
Common and preferred stocks trading, at fair value	301	21,341	—	29	—	21,671
Preferred stocks available for sale, at fair value	1,952	491	8	—	—	2,451
Mortgage and other loans receivable, net of allowance	16	25,870	1,110	7,332	45	34,373
Financial Services assets:
Flight equipment primarily under operating leases, net of accumulated depreciation	—	—	42,832	—	—	42,832
Securities available for sale, at fair value	—	—	1,096	—	—	1,096
Trading securities, at fair value	—	—	35,998	—	—	35,998
Spot commodities, at fair value	—	—	728	—	—	728
Unrealized gain on swaps, options and forward transactions, at fair value	—	—	21,376	—	(778)	20,598
Trade receivables	—	—	8,896	—	—	8,896
Securities purchased under agreements to resell, at fair value	—	—	19,708	—	—	19,708
Finance receivables, net of allowance	—	5	32,596	—	—	32,601
Securities lending invested collateral, at fair value	5,381	50,201	146	8,533	—	64,261
Other invested assets	12,196	19,599	3,843	18,028	7,525	61,191
Short-term investments	8,552	30,902	5,878	5,435	1,531	52,298

Total Investments and Financial Services assets as shown on the balance sheet	127,521	465,088	175,601	64,645	8,397	841,252

Cash	478	1,062	378	293	278	2,489
Investment income due and accrued	1,337	5,036	27	298	(2)	6,696
Real estate, net of accumulated depreciation	348	1,013	20	94	226	1,701

Total invested assets*	$129,684	$472,199	$176,026	$65,330	$8,899	$852,138

* At March 31, 2008, approximately 64 percent and 36 percent of invested assets were held in domestic and foreign investments, respectively.

American International Group, Inc. and Subsidiaries

		Life
		Insurance &
	General	Retirement	Financial	Asset
(in millions)	Insurance	Services	Services	Management	Other	Total

December 31, 2007
Fixed maturities:
Bonds available for sale, at fair value	$74,057	$294,162	$1,400	$27,753	$-	$397,372
Bonds held to maturity, at amortized cost	21,355	1	-	225	-	21,581
Bond trading securities, at fair value	-	9,948	-	34	-	9,982
Equity securities:
Common stocks available for sale, at fair value	5,599	11,616	-	609	76	17,900
Common and preferred stocks trading, at fair value	321	21,026	-	29	-	21,376
Preferred stocks available for sale, at fair value	1,885	477	8	-	-	2,370
Mortgage and other loans receivable, net of allowance	13	24,851	1,365	7,442	56	33,727
Financial Services assets:
Flight equipment primarily under operating leases, net of accumulated depreciation	-	-	41,984	-	-	41,984
Securities available for sale, at fair value	-	-	40,305	-	-	40,305
Trading securities, at fair value	-	-	4,197	-	-	4,197
Spot commodities	-	-	238	-	-	238
Unrealized gain on swaps, options and forward transactions, at fair value	-	-	17,134	-	(692)	16,442
Trade receivables	-	-	6,467	-	-	6,467
Securities purchased under agreements to resell, at contract value	-	-	20,950	-	-	20,950
Finance receivables, net of allowance	-	5	31,229	-	-	31,234
Securities lending invested collateral, at fair value	5,031	57,471	148	13,012	-	75,662
Other invested assets	11,895	19,015	3,663	17,261	6,989	58,823
Short-term investments	7,356	25,236	12,249	4,919	1,591	51,351

Total Investments and Financial Services assets as shown on the balance sheet	127,512	463,808	181,337	71,284	8,020	851,961

Cash	497	1,000	389	269	129	2,284
Investment income due and accrued	1,431	4,728	29	401	(2)	6,587
Real estate, net of accumulated depreciation	349	976	17	89	231	1,662

Total invested assets*	$129,789	$470,512	$181,772	$72,043	$8,378	$862,494

*	At December 31, 2007, approximately 65 percent and 35 percent of invested assets were held in domestic and foreign investments, respectively.
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

American International Group, Inc. and Subsidiaries
The amortized cost or cost and fair value of AIG’s available for sale and held to maturity securities were as follows:

	March 31, 2008				December 31, 2007

	Amortized	Gross	Gross		Amortized	Gross	Gross
	Cost or	Unrealized	Unrealized	Fair	Cost or	Unrealized	Unrealized	Fair
(in millions)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Bonds - available for sale:(a)
U.S. government and government sponsored entities	$4,388	$266	$29	$4,625	$7,956	$333	$37	$8,252
Obligations of states, municipalities and political subdivisions	44,953	757	753	44,957	46,087	927	160	46,854
Non-U.S. governments	71,730	4,899	697	75,932	67,023	3,920	743	70,200
Corporate debt	224,101	5,977	5,994	224,084	239,822	6,216	4,518	241,520
Mortgage-backed, asset- backed and collateralized	116,900	826	15,329	102,397	140,982	1,221	7,703	134,500

Total bonds	$462,072	$12,725	$22,802	$451,995	$501,870	$12,617	$13,161	$501,326
Equity securities	14,996	4,202	625	18,573	15,188	5,545	463	20,270

Total	$477,068	$16,927	$23,427	$470,568	$517,058	$18,162	$13,624	$521,596

Held to maturity:(b)	$21,566	$428	$155	$21,839	$21,581	$609	$33	$22,157

(a)	At December 31, 2007, included AIGFP available for sale securities with a fair value of $39.3 billion, for which AIGFP elected the fair value option effective January 1, 2008, consisting primarily of corporate debt, mortgage-backed, asset-backed and collateralized securities. At March 31, 2008 and December 31, 2007, fixed maturities held by AIG that were below investment grade or not rated totaled $20.7 billion and $27.0 billion, respectively.
(b)	Represents obligations of states, municipalities and political subdivisions.
     AIG’s held to maturity and available for sale fixed maturity investments totaled $473.8 billion at March 31, 2008, compared to $523.5 billion at December 31, 2007. At March 31, 2008, approximately 57 percent of the fixed maturities investments were in domestic portfolios. Approximately 45 percent of such domestic securities were rated AAA by one or more of the principal rating agencies. Approximately four percent were below investment grade or not rated. AIG’s investment decision process relies primarily on internally generated fundamental analysis and internal risk ratings. Third-party rating services’ ratings and opinions provide one source of independent perspectives for consideration in the internal analysis.
     A significant portion of the foreign fixed income portfolio is rated by Moody’s, S&P or similar foreign rating services. Rating services are not available in all overseas locations. AIG’s Credit Risk Committee (CRC) closely reviews the credit quality of the foreign portfolio’s non-rated fixed income investments. At March 31, 2008, approximately 21 percent of the foreign fixed income investments were either rated AAA or, on the basis of AIG’s internal analysis, were equivalent from a credit standpoint to securities so rated. Approximately four percent were below investment grade or not rated at that date. A large portion (approximately one third) of the foreign fixed income portfolio is sovereign fixed maturity securities supporting the policy liabilities in the country of issuance.
The credit ratings of AIG’s fixed maturity investments, other than those of AIGFP, were as follows:

	March 31,	December 31,
Rating	2008	2007

AAA	35%	38%
AA	31	28
A	18	18
BBB	11	11
Below investment grade	4	4
Non-rated	1	1

Total	100%	100%

The industry categories of AIG’s available for sale corporate debt securities were as follows:

	March 31,	December 31,
Industry Category	2008	2007

Financial institutions	45%	42%
Utilities	11	11
Communications	8	8
Consumer noncyclical	7	7
Capital goods	6	6
Consumer cyclical	5	5
Energy	5	4
Other	13	17

Total*	100%	100%

*	At both March 31, 2008 and December 31, 2007, approximately 95 percent of these investments were rated investment grade.

American International Group, Inc. and Subsidiaries
Investments in RMBS, CMBS, CDOs and ABS
     As part of its strategy to diversify its investments, AIG invests in various types of securities, including RMBS, commercial mortgage-backed securities (CMBS), CDOs and ABS.
The amortized cost, gross unrealized gains (losses) and fair value of AIG’s investments in RMBS, CMBS, CDOs and ABS were as follows:

	March 31, 2008				December 31, 2007

		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(in millions)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Bonds — available for sale:
AIG, excluding AIGFP:
RMBS	$82,325	$499	$11,183	$71,641	$89,851	$433	$5,504	$84,780
CMBS	23,034	185	2,686	20,533	23,918	237	1,156	22,999
CDO/ ABS	11,541	142	1,460	10,223	10,844	196	593	10,447

Subtotal, excluding AIGFP	116,900	826	15,329	102,397	124,613	866	7,253	118,226
AIGFP*	—	—	—	—	16,369	355	450	16,274

Total	$116,900	$826	$15,329	$102,397	$140,982	$1,221	$7,703	$134,500

*	Represents total AIGFP investments in mortgage-backed, asset-backed and collateralized securities for which AIGFP has elected the fair value option effective January 1, 2008. At March 31, 2008, the fair value of these securities were $16.8 billion. An additional $2.1 billion related to insurance company investments is included in Bonds — trading.
Investments in RMBS
The amortized cost, gross unrealized gains (losses) and fair value of AIG’s investments in RMBS securities, other than those of AIGFP, were as follows:

	March 31, 2008					December 31, 2007

		Gross	Gross				Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Percent	Amortized	Unrealized	Unrealized	Fair	Percent
(in millions)	Cost	Gains	Losses	Value	of Total	Cost	Gains	Losses	Value	of Total

RMBS:
U.S. agencies	$14,541	$409	$87	$14,863	21%	$14,575	$320	$70	$14,825	17%
Prime non-agency (a)	18,671	47	1,733	16,985	24	21,552	72	550	21,074	25
Alt-A	23,701	8	5,416	18,293	25	25,349	17	1,620	23,746	28
Other housing- related(b)	3,769	3	651	3,121	4	4,301	2	357	3,946	5
Subprime	21,643	32	3,296	18,379	26	24,074	22	2,907	21,189	25

Total	$82,325	$499	$11,183	$71,641	100%	$89,851	$433	$5,504	$84,780	100%

(a)	Includes foreign and jumbo RMBS-related securities.
(b)	Primarily wrapped second-lien.
     AIG’s operations, other than AIGFP, held investments in RMBS with an estimated fair value of $71.6 billion at March 31, 2008, or approximately 8 percent of AIG’s total invested assets. In addition, AIG’s insurance operations held investments with a fair value totaling $3.2 billion in CDOs, of which $45 million included some level of subprime exposure. AIG’s RMBS investments are predominantly in highly-rated tranches that contain substantial protection features through collateral subordination. At March 31, 2008, approximately 90 percent of these investments were rated AAA, and approximately 6 percent were rated AA by one or more of the principal rating agencies. AIG’s investments rated BBB or below totaled $1.7 billion, or less than 0.2 percent of AIG’s total invested assets at March 31, 2008. As of April 30, 2008, $7.5 billion of AIG’s RMBS backed primarily by subprime collateral had been downgraded as a result of rating agency actions since January 1, 2008, and $12 million of such investments had been upgraded. Of the downgrades, $6.6 billion were AAA rated securities. In addition to the downgrades, as of April 30, 2008, the rating agencies had $9.6 billion of RMBS on watch for downgrade.

American International Group, Inc. and Subsidiaries
The amortized cost of AIG’s RMBS investments, other than those of AIGFP, at March 31, 2008 by year of vintage and credit rating were as follows:

	Year of Vintage

(in billions)	Prior	2004	2005	2006	2007	2008	Total

Rating:
Total RMBS
AAA	$9,775	$6,276	$14,920	$24,173	$18,475	$733	$74,352
AA	894	537	1,148	1,441	707	—	4,727
A	259	255	395	485	107	11	1,512
BBB and below	164	337	303	759	171	—	1,734

Total RMBS	$11,092	$7,405	$16,766	$26,858	$19,460	$744	$82,325

Alt-A RMBS
AAA	$810	$890	$4,635	$9,610	$6,433	$—	$22,378
AA	237	152	423	99	10	—	921
A	38	55	128	34	6	—	261
BBB and below	13	46	74	8	—	—	141

Total Alt-A	$1,098	$1,143	$5,260	$9,751	$6,449	$—	$23,701

Subprime RMBS
AAA	$511	$463	$5,242	$8,129	$4,555	$—	$18,900
AA	41	101	280	899	334	—	1,655
A	86	98	92	165	19	—	460
BBB and below	3	80	28	512	5	—	628

Total Subprime	$641	$742	$5,642	$9,705	$4,913	$—	$21,643

AIG’s underwriting practices for investing in RMBS, other ABS and CDOs take into consideration the quality of the originator, the manager, the servicer, security credit ratings, underlying characteristics of the mortgages, borrower characteristics, and the level of credit enhancement in the transaction. AIG’s strategy is typically to invest in securities rated AA or better and create diversification across multiple underlying asset classes.
Investments in CMBS
The amortized cost of AIG’s CMBS investments, other than those of AIGFP, at March 31, 2008 was as follows:

	Amortized	Percent
(in millions)	Cost	of Total

CMBS (traditional)	$20,358	89%
ReRemic/ CRE CDO	1,940	8
Agency	256	1
Other	480	2

Total	$23,034	100%

The percentage of AIG’s CMBS investments, other than those of AIGFP, at March 31, 2008 by credit rating was as follows:

Percentage

Rating:
AAA	78%
AA	13
A	8
BBB and below	1

Total	100%

American International Group, Inc. and Subsidiaries
The percentage of AIG’s CMBS investments, other than those of AIGFP, by year of vintage at March 31, 2008 was as follows:

Percentage

Year:
2007	23%
2006	14
2005	19
2004	16
2003 and prior	28

Total	100%

The percentage of AIG’s CMBS investments, other than those of AIGFP, by geographic region at March 31, 2008 was as follows:

Percentage

Geographic region:
New York	17%
California	15
Texas	7
Florida	6
Virginia	4
Illinois	4
New Jersey	3
Pennsylvania	3
Georgia	3
Massachusetts	3
All Other	35

Total	100%

     At March 31, 2008, AIG held $23.0 billion in cost basis of CMBS. Approximately 78 percent of such holdings were rated AAA, approximately 21 percent were rated AA or A, and approximately 1 percent were rated BBB or below. At March 31, 2008, all such securities were current in the payment of principal and interest and none had default rates on underlying collateral at levels viewed by AIG as likely to result in the loss of principal or interest.
     There have been disruptions in the commercial mortgage markets in general, and the CMBS market in particular, with credit default swaps indices and quoted prices of securities at levels consistent with a severe correction in lease rates, occupancy and fair value of properties. In addition, spreads in the primary mortgage market have widened significantly.
     While this capital market stress has not to date been reflected in the performance of commercial mortgage securitization in the form of increased defaults in underlying mortgage pools, pricing of CMBS has been adversely affected by market perceptions that underlying mortgage defaults will increase. As a result, AIG recognized $556 million of other-than-temporary impairment charges in the first three months of 2008 on CMBS trading at a severe discount to cost, despite the absence of any deterioration in performance of the underlying credits, because AIG concluded that it could not reasonably assert that the recovery period was temporary. At this time, AIG anticipates substantial recovery of principal and interest on the securities to which such other-than-temporary impairment charges were recorded.
Investments in CDOs
The amortized cost of AIG’s CDO investments, other than those of AIGFP, by collateral type at March 31, 2008 was as follows:

	Amortized	Percent
(in millions)	Cost	of Total

Collateral Type:
Bank loans (CLO)	$2,080	49%
Synthetic investment grade	1,340	32
Other	744	18
Subprime ABS	47	1

Total	$4,211	100%

The amortized cost of the AIG’s CDO investments, other than those of AIGFP, by credit rating at March 31, 2008 was as follows:

	Amortized	Percent
(in millions)	Cost	of Total

Rating:
AAA	$763	18%
AA	902	21
A	2,127	51
BBB	316	8
Below investment grade and equity	103	2

Total	$4,211	100%

Securities Lending Activities
AIG’s securities lending program is a centrally managed program facilitated by AIG Investments primarily for the benefit of certain of AIG’s insurance companies. Securities are loaned to various financial institutions, primarily major banks and brokerage firms. Cash collateral generally equal to 102 percent of the fair value of the loaned securities is received. The cash collateral is invested in highly-rated fixed income securities to earn a net spread.
     AIG’s liability to the borrower for collateral received was $77.8 billion and the fair value of the collateral reinvested was $64.3 billion as of March 31, 2008. In addition to the invested collateral, the securities on loan as well as all of the assets of the participating companies are generally available to satisfy the liability for collateral received.

American International Group, Inc. and Subsidiaries
The composition of the securities lending invested collateral by credit rating at March 31, 2008 was as follows:

				BBB/Not	Short-
(in millions)	AAA	AA	A	Rated	Term	Total

Corporate debt	$3,569	$4,179	$4,199	$2,534	$—	$14,481
Mortgage-backed, asset-backed and collateralized	37,052	1,605	936	1,339	—	40,932
Cash and short-term investments	—	—	—	—	8,848	8,848

Total	$40,621	$5,784	$5,135	$3,873	$8,848	$64,261

Participation in the securities lending program by reporting unit at March 31, 2008 was as follows:

Percent
Participation

Domestic Life Insurance and Domestic Retirement Services	68%
Foreign Life Insurance	10
AIG Property Casualty Group	4
Foreign General Insurance	5
Asset Management	13

Total	100%

     On March 31, 2008, $9.8 billion (or 14 percent) of the liabilities were one-day tenor. These one-day tenor loans do not have a contractual end date but are terminable by either party on demand. The balance of the liabilities contractually mature over the next sixty days; however, the maturing loans are frequently renewed and rolled over to extended dates. Collateral held for this program at March 31, 2008 included interest bearing cash equivalents with overnight maturities of $8.8 billion and other short-term investments of $1.8 billion.
     Liquidity in the securities pool is managed based upon historical experience regarding volatility of daily, weekly and biweekly loan balances. Despite the current environment, the program has not experienced a significant decrease in loan balances.
     In addition, the invested securities are carried at fair value with unrealized gains and losses recorded in accumulated other comprehensive income (loss) while net realized gains and losses are recorded in earnings. The net unrealized loss on the investments was $9.4 billion as of March 31, 2008. During the first three months of 2008, AIG recorded net realized losses of $2.9 billion on this portfolio, predominantly related to other-than-temporary impairments.
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
     AIG evaluates its investments for impairments in valuation. The determination that a security has incurred an other-than-temporary decline in value requires the judgment of management and consideration of the fundamental condition of the issuer, its near-term prospects and all the relevant facts and circumstances. See Critical Accounting Estimates – Other-than-temporary impairments herein for further information on AIG’s policy.
     Once a security has been identified as other-than-temporarily impaired, the amount of such impairment is determined by reference to that security’s contemporaneous fair value and recorded as a charge to earnings.
     In light of the recent significant disruption in the U.S. residential mortgage and credit markets, AIG has recognized an other-than-temporary impairment charge (severity loss) of $4.1 billion in the first three months of 2008, primarily with respect to certain RMBS and other structured securities. Even while retaining their investment grade ratings, such securities were priced at a significant discount to cost. Notwithstanding AIG’s intent and ability to hold such securities indefinitely, and despite structures that indicate that a substantial amount of the securities should continue to perform in accordance with original terms, AIG concluded that it could not reasonably assert that the recovery period would be temporary.
     As a result of AIG’s periodic evaluation of its securities for other-than-temporary impairments in value, AIG recorded other-than-temporary impairment charges of $5.6 billion and $467 million in the first three months of 2008 and 2007, respectively.
     In addition to the above severity losses, AIG recorded other-than-temporary impairment charges in the first three months of 2008 and 2007 related to:

•	securities that AIG does not intend to hold until recovery;

•	declines due to foreign exchange;

•	issuer-specific credit events;

American International Group, Inc. and Subsidiaries

•	certain structured securities impaired under Emerging Issues Task Force Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets”; and

•	other impairments, including equity securities and partnership investments.
Net realized capital gains (losses) were as follows:

	Three Months
	Ended March 31,

(in millions)	2008	2007

Sales of fixed maturities	$19	$41
Sales of equity securities	80	158
Sales of real estate and other assets	(147)	135
Other-than-temporary impairments	(5,593)	(467)
Foreign exchange transactions	(664)	136
Derivative instruments	216	(73)

Total	$(6,089)	$(70)

Other-than-temporary impairment charges by reporting segment were as follows:

		Life
		Insurance &
	General	Retirement	Financial	Asset
(in millions)	Insurance	Services	Services	Management	Other	Total

Three months ended March 31, 2008
Impairment Type:
Severity	$112	$3,156	$11	$825	$1	$4,105
Lack of intent to hold to recovery	21	691	1	66	—	779
Foreign currency declines	—	401	—	—	—	401
Issuer-specific credit events	22	112	—	37	—	171
Adverse projected cash flows on structured securities	—	32	—	105	—	137

Total	$155	$4,392	$12	$1,033	$1	$5,593

Three months ended March 31, 2007
Impairment Type:
Severity	$—	$—	$—	$—	$—	$—
Lack of intent to hold to recovery	8	87	—	2	—	97
Foreign currency declines	—	212	—	—	—	212
Issuer-specific credit events	38	92	—	27	—	157
Adverse projected cash flows on structured securities	—	1	—	—	—	1

Total	$46	$392	$—	$29	$—	$467

Other-than-temporary severity-related impairment charges for the three-month period ended March 31, 2008 by type of security and credit rating were as follows:

Rating:				Other
(millions)	RMBS	CDO	CMBS	Securities	Total

Fixed Maturities:
AAA	$1,496	$21	$117	$12	$1,646
AA	853	40	39	1	933
A	306	49	298	4	657
BBB and below	493	-	63	20	576
Nonrated	-	-	-	17	17
Equities	-	-	-	276	276

Total	$3,148	$110	$517	$330	$4,105

     No other-than-temporary impairment charge with respect to any one single counterparty was significant to AIG’s consolidated financial condition or results of operations, and no individual other-than-temporary impairment charge exceeded two percent of the consolidated net loss in the first three months of 2008.
     In periods subsequent to the recognition of an other-than-temporary impairment charge for fixed maturity securities that is not credit or foreign exchange related, AIG generally accretes into income the discount or amortizes the reduced premium resulting from the reduction in cost basis over the remaining life of the security. The amount of

American International Group, Inc. and Subsidiaries
accretion recognized in earnings for the three months ended March 31, 2008 was $12 million.
Commercial Mortgage Loan Exposure
At March 31, 2008, AIG had direct commercial mortgage loan exposure of $19.5 billion, with $16.3 billion representing U.S. loan exposure. At that date, none of the U.S. loans were in default or delinquent by 90 days or more. The remaining commercial mortgage loans are secured predominantly by properties in Japan. In addition, at March 31, 2008, AIG had approximately $2.1 billion in residential mortgage loans in jurisdictions outside the United States, primarily backed by properties in Taiwan and Thailand.
An aging of the pre-tax unrealized losses of fixed maturity and equity securities, distributed as a percentage of cost relative to unrealized loss (the extent by which the fair value is less than amortized cost or cost), including the number of respective items, at March 31, 2008 was as follows:

	Less than or equal			Greater than 20%			Greater than 50%
	to 20% of Cost(b)			to 50% of Cost(b)			of Cost(b)			Total

Aging(a)		Unrealized			Unrealized			Unrealized			Unrealized
(dollars in millions)	Cost(c)	Loss	Items	Cost(c)	Loss	Items	Cost(c)	Loss	Items	Cost(c)	Loss(d)	Items

Investment grade bonds
0-6 months	$80,455	$3,382	10,558	$3,255	$874	361	$—	$—	—	$83,710	$4,256	10,919
7-12 months	66,645	4,748	4,922	29,120	8,975	1,208	—	—	—	95,765	13,723	6,130
>12 months	43,498	3,129	8,549	5,029	1,296	619	—	—	—	48,527	4,425	9,168

Total	$190,598	$11,259	24,029	$37,404	$11,145	2,188	$—	$—	—	$228,002	$22,404	26,217

Below investment grade bonds
0-6 months	$5,077	$157	1,647	$80	$24	24	$—	$—	—	$5,157	$181	1,671
7-12 months	1,052	77	251	101	28	21	—	—	—	1,153	105	272
>12 months	985	73	27,578	152	39	14	—	—	—	1,137	112	27,592

Total	$7,114	$307	29,476	$333	$91	59	$—	$—	—	$7,447	$398	29,535

Total bonds
0-6 months	$85,532	$3,539	12,205	$3,335	$898	385	$—	$—	—	$88,867	$4,437	12,590
7-12 months	67,697	4,825	5,173	29,221	9,003	1,229	—	—	—	96,918	13,828	6,402
>12 months	44,483	3,202	36,127	5,181	1,335	633	—	—	—	49,664	4,537	36,760

Total(e)	$197,712	$11,566	53,505	$37,737	$11,236	2,247	$—	$—	—	$235,449	$22,802	55,752

Equity securities
0-6 months	$4,030	$233	2,994	$691	$183	890	$—	$—	—	$4,721	$416	3,884
7-12 months	1,033	104	336	350	105	252	—	—	—	1,383	209	588
>12 months	—	—	—	—	—	—	—	—	—	—	—	—

Total	$5,063	$337	3,330	$1,041	$288	1,142	$—	$—	—	$6,104	$625	4,472

(a)	Represents the number of consecutive months that fair value has been less than cost by any amount.

(b)	Represents the percentage by which fair value is less than cost at the balance sheet date.

(c)	For bonds, represents amortized cost.
(d)	The effect on net income of unrealized losses after taxes will be mitigated upon realization because certain realized losses will be charged to participating policyholder accounts, or realization will result in current decreases in the amortization of certain DAC.
(e)	Includes securities lending invested collateral.
Unrealized gains and losses
At March 31, 2008, the carrying value of AIG’s fixed maturity and equity securities aggregated $523.2 billion. At March 31, 2008, aggregate pre-tax unrealized gains for fixed maturity and equity securities were $16.9 billion ($11.0 billion after tax).
     At March 31, 2008, the aggregate pre-tax gross unrealized losses on fixed maturity and equity securities were $23.4 billion ($15.2 billion after tax). Additional information about these securities is as follows:

•	These securities were valued, in the aggregate, at approximately 90 percent of their current amortized cost.

•	Approximately 16 percent of these securities were valued at less than 20 percent of their current cost, or amortized cost.

•	Less than four percent of the fixed income securities had issuer credit ratings that were below investment grade.
     AIG did not consider these securities in an unrealized loss position to be other-than-temporarily impaired at March 31, 2008, because management has the intent and ability to hold these investments until they recover their cost basis. AIG believes the securities will generally continue to perform in accordance with the original terms, notwithstanding the present price declines.

American International Group, Inc. and Subsidiaries
     For the three months ended March 31, 2008, unrealized losses related to investment grade bonds increased $9.5 billion ($6.2 billion after tax), reflecting the widening of credit spreads, partially offset by the effects of a decline in risk-free interest rates.
The amortized cost and fair value of fixed maturity securities available for sale in an unrealized loss position at March 31, 2008, by contractual maturity, were as follows:

	Amortized	Fair
(in millions)	Cost	Value

Due in one year or less	$4,833	$4,749
Due after one year through five years	31,486	30,367
Due after five years through ten years	41,225	39,037
Due after ten years	61,830	57,819
Mortgage-backed, asset-backed and collateralized	96,075	80,675

Total	$235,449	$212,647

     For the three months ended March 31, 2008, the pre-tax realized losses incurred with respect to the sale of fixed maturities and equity securities were $0.4 billion. The aggregate fair value of securities sold was $5.0 billion, which was approximately 92 percent of amortized cost. The average period of time that securities sold at a loss during the three months ended March 31, 2008 were trading continuously at a price below book value was approximately five months. See Risk Management — Credit Risk Management in the 2007 Annual Report on Form 10-K for an additional discussion of investment risks associated with AIG’s investment portfolio.
Risk Management
For a complete discussion of AIG’s risk management program, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2007 Annual Report on Form 10-K.
     AIG has continued to invest in human resources, systems and processes in the enterprise risk management functions, both at the corporate and business unit levels. These efforts include implementing systems and processes to ensure the aggregation of the various categories of risk across business units and as a whole, and incorporating forward-looking analyses and stress tests. These initiatives are ongoing and will take time to implement, including the hiring of additional qualified personnel.
Credit Risk Management
AIG defines its aggregate credit exposures to a counterparty as the sum of its fixed maturities, loans, finance leases, derivatives (mark to market), deposits (in the case of financial institutions) and the specified credit equivalent exposure to certain insurance products which embody credit risk.
The following table presents AIG’s largest credit exposures at March 31, 2008 as a percentage of total consolidated shareholders’ equity:

			Credit Exposure
			as a Percentage of Total
			Consolidated
Category	Risk Rating(a)		Shareholders’ Equity

Investment Grade:
10 largest combined	A+ (weighted average	)(b)	108.0%
Single largest non-sovereign (financial institution)	AA-		10.4
Single largest corporate	AAA		7.2
Single largest sovereign	AA-		21.5
Non-Investment Grade:
Single largest sovereign	BB-		2.4
Single largest non-sovereign	BB		0.5

(a)	Risk rating is based on external ratings, or equivalent, based on AIG’s internal risk rating process.

(b)	Five of the ten largest credit exposures are to highly-rated financial institutions and four are to investment-grade rated sovereigns; none is rated lower than BBB+ or its equivalent.
     AIG closely controls its aggregate cross-border exposures to avoid excessive concentrations in any one country or regional group of countries. AIG defines its cross-border exposure to include both cross-border credit exposures and its large cross-border investments in its own international subsidiaries. Thirteen countries had cross-border exposures in excess of 10 percent of total consolidated shareholders’ equity at March 31, 2008. At that date eight were AAA-rated, four were AA-rated and one was A-rated.
     In addition, AIG closely monitors its industry concentrations, the risks of which are often mitigated by the breadth and scope of AIG’s international operations. Excluding the U.S. residential and commercial mortgage sectors, AIG’s single largest industry credit exposure is to the highly-rated global financial institutions sector, accounting for 109 percent of total consolidated shareholders’ equity at March 31, 2008. AIG’s other industry credit concentrations in excess of 10 percent of total consolidated shareholders’ equity are in the following industries (in descending order by approximate size):

•	Oil and gas;

•	Electric and water utilities;

•	Global life insurance carriers;

•	European regional financial institutions;

•	Global telecommunications companies;

American International Group, Inc. and Subsidiaries

•	U.S.-based regional financial institutions;

•	Global securities firms and exchanges;

•	Global reinsurance firms;

•	Healthcare companies; and

•	Retail companies.
     Other than as described above, there were no significant changes to AIG’s credit exposures as set forth in Risk Management – Corporate Risk Management – Credit Risk Management in the 2007 Annual Report on Form 10-K.
Market Risk Management
Insurance, Asset Management and
Non-Trading Financial Services Value at Risk (VaR)
AIG performs one comprehensive VaR analysis across all of its non-trading businesses, and a separate VaR analysis for its trading business at AIGFP. The comprehensive VaR is categorized by AIG business segment (General Insurance, Life Insurance & Retirement Services, Financial Services and Asset Management) and also by market risk factor (interest rate, currency and equity). AIG’s market risk VaR calculations include exposures to benchmark Treasury or swap interest rates, but do not include exposures to credit-based factors such as credit spreads. AIG’s credit exposures within its invested assets and credit derivative portfolios are discussed in Segment Risk Management — Financial Services in the 2007 Annual Report on Form 10-K.
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
     AIG calculated the VaR with respect to net fair values as of March 31, 2008 and December 31, 2007. The VaR number represents the maximum potential loss as of those dates that could be incurred with a 95 percent confidence (i.e., only five percent of historical scenarios show losses greater than the VaR figure) within a one-month holding period. AIG uses the historical simulation methodology that entails repricing all assets and liabilities under explicit changes in market rates within a specific historical time period. AIG uses the most recent three years of historical market information for interest rates, foreign exchange rates, and equity index prices. For each scenario, each transaction was repriced. Segment and AIG-wide scenario values are then calculated by netting the values of all the underlying assets and liabilities.

American International Group, Inc. and Subsidiaries
The following table presents the period-end, average, high and low VaRs on a diversified basis and of each component of market risk for AIG’s non-trading businesses. The diversified VaR is usually smaller than the sum of its components due to correlation effects.

	2008				2007

		Three Months Ended March 31,				Year Ended December 31,
	As of				As of
(in millions)	March 31	Average	High	Low	December 31	Average	High	Low

Total AIG non-trading market risk:
Diversified	$6,851	$6,222	$6,851	$5,593	$5,593	$5,316	$5,619	$5,073
Interest rate	5,190	4,787	5,190	4,383	4,383	4,600	4,757	4,383
Currency	844	814	844	785	785	729	785	685
Equity	3,268	2,948	3,268	2,627	2,627	2,183	2,627	1,873
General Insurance:
Diversified	$1,356	$1,360	$1,363	$1,356	$1,363	$1,637	$1,892	$1,363
Interest rate	1,078	1,098	1,117	1,078	1,117	1,492	1,792	1,117
Currency	306	281	306	255	255	222	255	205
Equity	1,008	922	1,008	835	835	659	835	573
Life Insurance & Retirement Services:
Diversified	$6,284	$5,732	$6,284	$5,180	$5,180	$4,848	$5,180	$4,574
Interest rate	4,987	4,696	4,987	4,405	4,405	4,465	4,611	4,287
Currency	621	635	649	621	649	621	678	568
Equity	2,210	2,010	2,210	1,810	1,810	1,512	1,810	1,293
Non-Trading Financial Services:
Diversified	$167	$133	$167	$99	$99	$117	$170	$85
Interest rate	164	129	164	95	95	116	168	76
Currency	15	14	15	13	13	12	13	11
Equity	1	1	1	1	1	1	1	1
Asset Management:
Diversified	$50	$44	$50	$38	$38	$49	$74	$26
Interest rate	41	37	41	32	32	45	72	22
Currency	2	2	2	2	2	3	5	2
Equity	12	13	13	12	13	11	13	8

     AIG’s total non-trading market risk VaR increased from $5.6 billion at the end of 2007 to $6.9 billion as of March 31, 2008. The biggest drivers were market valuation effects (lower interest rates), increased volatilities in equity markets and “tail” effects (increased riskiness of the worst 5 percent of simulated portfolio outcomes that determine VaR). These factors more than offset the effect of reduced correlations (i.e., increased diversification) between U.S. equities and Asian interest rates.
Capital Markets Trading VaR
AIGFP attempts to minimize risk in benchmark interest rates, equities, commodities and foreign exchange. Market exposures in option implied volatilities, correlations and basis risks are also minimized over time.
     AIGFP’s minimal reliance on market risk driven revenue is reflected in its VaR. AIGFP’s VaR calculation is based on the interest rate, equity, commodity and foreign exchange risk arising from its portfolio. Credit-related factors, such as credit spreads or credit default, are not included in AIGFP’s VaR calculation. Because the market risk with respect to securities available for sale, at market, is substantially hedged, segregation of the financial instruments into trading and other than trading was not considered necessary. AIGFP operates under established market risk limits based upon this VaR calculation. In addition, AIGFP backtests its VaR.
     In the calculation of VaR for AIGFP, AIG uses the historical simulation methodology based on estimated changes to the value of all transactions under explicit changes in market rates and prices within a specific historical time period. AIGFP attempts to secure reliable and independent current market prices, such as published exchange prices, external subscription services such as Bloomberg or Reuters, or third-party or broker quotes. When such prices are not available, AIGFP uses an internal methodology that includes extrapolation from observable and verifiable prices nearest to the dates of the transactions. Historically, actual results have not deviated from these models in any material respect.
     AIGFP reports its VaR level using a 95 percent confidence level and a one-day holding period, facilitating risk comparison with AIGFP’s trading peers and reflecting the fact that market risks can be actively assumed and offset in AIGFP’s trading portfolio.

American International Group, Inc. and Subsidiaries
The following table presents the year-end, average, high, and low VaRs on a diversified basis and of each component of market risk for Capital Markets operations. The diversified VaR is usually smaller than the sum of its components due to correlation effects.

		Three Months Ended March 31, 2008				Year Ended December 31, 2007
	As of				As of
(in millions)	March 31	Average	High	Low	December 31	Average	High	Low

Capital Markets trading market risk:
Diversified	$6	$6	$8	$5	$5	$5	$8	$4
Interest rate	3	3	3	2	3	2	3	2
Currency	2	1	2	–	1	1	2	1
Equity	2	3	4	2	3	3	5	2
Commodity	5	4	6	3	3	3	7	2

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
     Approximately $335 billion (consisting of corporate loans and prime residential mortgages) of the $469 billion in notional exposure of AIGFP’s super senior credit default swap portfolio as of March 31, 2008 represented derivatives written for financial institutions, principally in Europe, for the purpose of providing regulatory capital relief rather than risk mitigation. In exchange for a minimum guaranteed fee, the counterparties receive credit protection with respect to diversified loan portfolios they own, thus improving their regulatory capital position. These derivatives are generally expected to terminate at no additional cost to the counterparty upon the counterparty’s adoption of models compliant with the Basel II Accord. AIG expects that the majority of these transactions will be terminated within the next 12 to 24 months by AIGFP’s counterparties as they implement those models. As of April 30, 2008, $55 billion in notional exposures have either been terminated or are in the process of being terminated. In its 2007 Annual Report on Form 10-K, AIG had previously reported that as of February 26, 2008, $54 billion in notional exposures have either been terminated or are in the process of being terminated. AIG has recently refined its approach to estimating its net notional exposures on certain of these transactions that have unique features. The notional exposures on transactions terminated or that were in the process of being terminated as of February 26, 2008 is $46 billion under the refined method. AIGFP was not required to make any payments as part of these terminations and in certain cases was paid a fee upon termination.
     In light of this experience to date and after other comprehensive analyses, AIG determined that there was no unrealized market valuation adjustment for this regulatory capital relief portfolio for the three months ended March 31, 2008. AIG will continue to assess the valuation of this portfolio and monitor developments in the marketplace. Given the significant deterioration in the credit markets and the risk that AIGFP’s expectations with respect to the termination of these transactions by its counterparties may not materialize, there can be no assurance that AIG will not recognize unrealized market valuation losses from this portfolio in future periods, and recognition of even a small percentage decline in the fair value of this portfolio could be material to an individual reporting period.

American International Group, Inc. and Subsidiaries
     Approximately $57 billion of the $469 billion in notional exposure on AIGFP’s super senior credit default swaps as of March 31, 2008 was written on investment grade corporate debt and CLOs. There is no uniform methodology to estimate the fair value of corporate super senior credit default swaps. AIG estimates the fair value of its corporate credit default swap portfolio by reference to benchmark indices, including the CDX and iTraxx, and third-party prices and collateral calls. AIG believes that its methodology to value the corporate credit default swap portfolio is reasonable, but other market participants use other methodologies and these methodologies may generate materially different fair value estimates. No assurance can be given that the fair value of AIG’s corporate credit default swap portfolio would not change materially if other market indices or pricing sources were used to estimate the fair value of the portfolio.
     In addition to writing credit protection on the super senior risk layer on designated portfolios of loans or debt securities, AIGFP also wrote protection on tranches below the super senior risk layer. At March 31, 2008 the notional amount of the credit default swaps in the regulatory capital relief portfolio written on tranches below the super senior risk layer was $5.7 billion, with an estimated fair value loss of $174 million.
     AIGFP has also written credit protection on the super senior risk layer of diversified portfolios of investment grade corporate debt, CLOs and multi-sector CDOs. AIGFP is at risk only on the super senior portion related to a diversified portfolio referenced to loans or debt securities. The super senior risk portion is the last tranche to suffer losses after significant subordination. Credit losses would have to erode all tranches junior to the super senior tranche before AIGFP would suffer any realized losses. The subordination level required for each transaction is determined based on internal modeling and analysis of the pool of underlying assets and is not dependent on ratings determined by the rating agencies. While the credit default swaps written on corporate debt obligations are cash settled, the majority of the credit default swaps written on CDOs and CLOs require physical settlement. Under a physical settlement arrangement, AIGFP would be required to purchase the referenced super senior security at par in the event of a non-payment on that security. Certain of the AIGFP credit default swaps with an aggregate notional amount totaling $8.7 billion protect CDOs that include over-collateralization provisions that adjust the value of the collateral based, in part, on the ratings of the collateral for the CDOs. If the over collateralization provisions are not satisfied, an event of default would occur creating a right to accelerate. In certain of these circumstances, AIGFP may be required to purchase the referenced super senior security at par upon the acceleration of the security. AIGFP cannot currently quantify its obligations which might occur in the future under these provisions, or determine the timing of any purchases that might be required. Therefore, there can be no assurance that satisfaction of these obligations by AIGFP will not have a material effect on the manner in which AIG manages its liquidity.
     AIGFP has written 2a-7 Puts in connection with certain multi-sector CDOs that allow the holders of the securities to treat the securities as eligible short-term 2a-7 investments under the Investment Company Act of 1940. Holders of securities are permitted, in certain circumstances, to tender their securities to the issuers at par. If an issuer’s remarketing agent is unable to resell the securities so tendered, AIGFP must purchase the securities at par as long as the security has not experienced a default. During the first three months of 2008, AIGFP repurchased securities with a principal amount of approximately $235 million in connection with these obligations. In certain transactions, AIGFP has contracted with third parties to provide liquidity for the securities if they are put to AIGFP for up to a three-year period. Such liquidity facilities totaled $2.6 billion at March 31, 2008. As of April 30, 2008, AIGFP has utilized less than $200 million of these liquidity facilities. At April 30, 2008, AIGFP had $5.7 billion of notional exposure on 2a-7 Puts, included as part of the multi-sector CDO portfolio discussed herein.
     As of April 30, 2008, a significant majority of AIGFP’s super senior exposures continued to have tranches below AIGFP’s attachment point that have been explicitly rated AAA or, in AIGFP’s judgment, would have been rated AAA had they been rated. AIGFP’s portfolio of credit default swaps undergoes regular monitoring, modeling and analysis and contains protection through collateral subordination.
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
     As of April 30, 2008, AIGFP had received collateral calls from counterparties in respect of certain super senior credit default swaps (including those entered into by counterparties for regulatory capital relief purposes and those in respect of corporate debt/ CLOs). At times, valuation estimates made by certain of the counterparties with respect to certain super senior credit default swaps or the underlying reference CDO securities, for purposes of determining the amount of collateral required to be posted by AIGFP in connection with such instruments, have differed significantly from AIGFP’s estimates. In almost all cases, AIGFP has been able to successfully resolve the differences or otherwise reach an accommodation such that collateral posting levels are not currently the subject of ongoing negotiations, including in certain cases entering into compromise collateral arrange-

American International Group, Inc. and Subsidiaries
ments, some of which are for specified periods of time. AIGFP is currently in active discussions with a small number of other counterparties to resolve such valuation differences. As of April 30, 2008, AIGFP had posted collateral (or had received collateral, where offsetting exposures on other transactions resulted in the counterparty posting to AIGFP) based on exposures, calculated in respect of super senior credit default swaps, in an aggregate net amount of $9.7 billion. Valuation estimates made by counterparties for collateral purposes were considered in the determination of the fair value estimates of AIGFP’s super senior credit default swap portfolio.
     AIG has conducted risk analyses of the super senior multi-sector CDO credit default swap portfolio of AIGFP. AIG’s analyses have been conducted to assess the risk of incurring net realized losses over the remaining life of the portfolio. In addition to analyses of each individual risk in the portfolio, AIG conducted certain ratings-based stress tests, which centered around scenarios of further stress on the portfolio resulting from downgrades by the rating agencies from current levels on the underlying collateral in the CDO structures supported by AIGFP’s credit default swaps. These rating actions would be prompted by factors such as the worsening beyond current estimates of delinquency and residential housing price deterioration in the underlying assets in the collateral securities of the CDO structures. The results of these stress tests indicated possible realized losses on a static basis, because the assumptions of losses in these stress tests assumed immediate realization of loss. Actual realized losses would only be experienced over time given the timing of losses incurred in the underlying portfolios and the timing of breaches of the subordination afforded to AIGFP through the structures of the CDO. No benefit was taken in these stress tests for cash flow diversion features, recoveries upon default or other risk mitigant benefits.
     During the first quarter of 2008, AIG developed an additional methodology to estimate its potential realized credit impairment losses from AIGFP’s super senior multi-sector CDO credit default swap portfolio. The methodology combines a roll rate estimate of the losses emanating from the subprime and Alt-A RMBS collateral securities in the multi-sector CDOs, plus an estimate of losses arising from the CDOs inside the collateral pools (inner CDOs).
     In the roll rate analysis, default rates on mortgages in various stages of delinquency (30 days past due, 60 days past due, 90 days past due, bankruptcy or foreclosure, real estate owned) are projected out at various rates (called roll rates) to estimate total potential defaults. Loss severities are then applied to the defaults to estimate realized credit impairment losses. In addition, loss timing curves to the performing mortgages are also applied to estimate how much of the non-delinquent portfolio is likely to default given mortgage seasoning (“age” of the mortgage). Finally, AIG applies loss estimates to the inner CDOs, using inner CDO loss estimates that depend on the vintage, type (high grade and mezzanine) and rating of the CDO.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
Included in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.	Controls and Procedures
In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by AIG’s management, with the participation of AIG’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of AIG’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Solely as a result of the previously identified material weakness in internal control over the fair value valuation of the AIGFP super senior credit default swap portfolio and oversight thereof as described in the 2007 Annual Report on Form 10-K, AIG’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2008, AIG’s disclosure controls and procedures were ineffective. Notwithstanding the existence of this material weakness, AIG believes that the consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, AIG’s consolidated financial condition as of March 31, 2008 and December 31, 2007 and consolidated results of operations and cash flows for the three-month periods ended March 31, 2008 and 2007, in conformity with GAAP. In addition, there has been no change in AIG’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, AIG’s internal control over financial reporting.
     Throughout 2008 and 2007, AIG recorded out of period adjustments, many of which were detected as part of continuing remediation efforts. It is AIG’s policy to record all error

American International Group, Inc. and Subsidiaries
corrections, without regard to materiality, and AIG has an established, formal process for the identification, evaluation and recording of all out of period adjustments. This process includes a heightened sensitivity for potential errors related to the internal control matters discussed in Item 9A. of the 2007 Annual Report on Form 10-K. AIG distinguishes error corrections from changes in estimates by evaluating the facts and circumstances of such items, including considering whether information was capable of being known at the time of original recording. AIG has evaluated the adjustments recorded in 2008 and 2007 from a qualitative and quantitative perspective and concluded that such adjustments are immaterial individually and in the aggregate to the current and prior periods.

American International Group, Inc. and Subsidiaries
Part II – OTHER INFORMATION

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Information with respect to purchases of AIG Common stock during the three months ended March 31, 2008 was as follows:

				Maximum Number
			Total Number of	of Shares that
			Shares	May Yet Be
		Average	Purchased as	Purchased
	Total	Price	Part of Publicly	Under the Plans
	Number of	Paid per	Announced Plans	or Programs
Period	Shares Purchased(a)	Share	or Programs	at End of Month(b)

January 1 - 31	7,367,032	$54.55	7,367,032
February 1 - 29	12,639,601	50.98	12,639,601
March 1 - 31	14,087,150	48.73	14,087,150

Total	34,093,783	$50.82	34,093,783

(a)	Reflects date of delivery. Does not include 1,066 shares delivered or attested to in satisfaction of the exercise price by holders of AIG employee stock options exercised during the three months ended March 31, 2008.
(b)	In February 2007, AIG’s Board of Directors increased AIG’s share repurchase program by authorizing the repurchase of shares with an aggregate purchase price of $8 billion. In November 2007, AIG’s Board of Directors authorized the repurchase of an additional $8 billion in common stock. A balance of $9.18 billion remained for purchases under the program as of March 31, 2008, although $179 million of that amount has been advanced by AIG to purchase shares under the program.
Subsequent to March 31, 2008, an additional 3,832,276 shares were purchased, satisfying the balance of the commitments existing at December 31, 2007 that had not been satisfied at March 31, 2008. AIG does not expect to purchase additional shares under its share repurchase program for the foreseeable future.
ITEM 6. Exhibits
See accompanying Exhibit Index.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN INTERNATIONAL GROUP, INC.
(Registrant)

/s/ Steven J. Bensinger

Steven J. Bensinger
Executive Vice President and Chief Financial Officer

/s/ David L. Herzog

David L. Herzog
Senior Vice President and Comptroller
(Principal Accounting Officer)
Dated: May 8, 2008

EXHIBIT INDEX

Exhibit
Number	Description	Location

10.1	Partners Plan (Amended and Restated as of March 11, 2008)	Filed herewith.
10.2	Senior Partners Plan (Amended and Restated as of March 11, 2008)	Filed herewith.
11	Statement re computation of per share earnings	Included in Note 4 of Notes to Consolidated Financial Statements.
12	Statement re computation of ratios	Filed herewith.
31	Rule 13a-14(a)/15d-14(a) Certifications	Filed herewith.
32	Section 1350 Certifications	Filed herewith.