Form 10-Q
period 2008-06-30
AMERICAN INTERNATIONAL GROUP INC
filed 2008-08-06
CIK 5272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008
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
Yes ☐         No ☑
     As of July 31, 2008, there were 2,688,833,724 shares outstanding of the registrant’s common stock.

American International Group, Inc. and Subsidiaries
Part I – FINANCIAL INFORMATION
ITEM 1. Financial Statements (unaudited)
CONSOLIDATED BALANCE SHEET
(in millions) (unaudited)

	June 30,	December 31,
	2008	2007

Assets:
Investments and Financial Services assets:
Fixed maturity securities:
Bonds available for sale, at fair value (amortized cost: 2008 – $400,052; 2007 – $393,170)	$393,316	$397,372
Bonds held to maturity, at amortized cost (fair value: 2008 – $21,809; 2007 – $22,157)	21,632	21,581
Bond trading securities, at fair value	8,801	9,982
Equity securities:
Common stocks available for sale, at fair value (cost: 2008 – $13,490; 2007 – $12,588)	17,306	17,900
Common and preferred stocks trading, at fair value	22,514	21,376
Preferred stocks available for sale, at fair value (cost: 2008 – $2,596; 2007 – $2,600)	2,496	2,370
Mortgage and other loans receivable, net of allowance (2008 – $99; 2007 – $77) (held for sale: 2008 – $30; 2007 – $377 (amount measured at fair value: 2008 – $745)	34,384	33,727
Financial Services assets:
Flight equipment primarily under operating leases, net of accumulated depreciation (2008 – $11,359; 2007 – $10,499)	43,887	41,984
Securities available for sale, at fair value (cost: 2008 – $1,246; 2007 – $40,157)	1,205	40,305
Trading securities, at fair value	35,170	4,197
Spot commodities, at fair value	90	238
Unrealized gain on swaps, options and forward transactions, at fair value	11,548	12,318
Trade receivables	2,294	672
Securities purchased under agreements to resell, at fair value in 2008	16,597	20,950
Finance receivables, net of allowance (2008 – $1,133; 2007 – $878) (held for sale: 2008 – $36; 2007 – $233)	33,311	31,234
Securities lending invested collateral, at fair value (cost: 2008 – $67,758; 2007 – $80,641)	59,530	75,662
Other invested assets (amount measured at fair value: 2008 – $22,099; 2007 – $20,827)	62,029	58,823
Short-term investments (amount measured at fair value: 2008 – $24,167)	69,492	51,351

Total Investments and Financial Services assets	835,602	842,042
Cash	2,229	2,284
Investment income due and accrued	6,614	6,587
Premiums and insurance balances receivable, net of allowance (2008 – $596; 2007 – $662)	20,050	18,395
Reinsurance assets, net of allowance (2008 – $502; 2007 – $520)	22,940	23,103
Current and deferred income taxes	8,211	—
Deferred policy acquisition costs	46,733	43,914
Investments in partially owned companies	628	654
Real estate and other fixed assets, net of accumulated depreciation (2008 – $5,710; 2007 – $5,446)	5,692	5,518
Separate and variable accounts, at fair value	73,401	78,684
Goodwill	10,661	9,414
Other assets (amount measured at fair value: 2008 – $2,452; 2007 – $4,152)	17,115	17,766

Total assets	$1,049,876	$1,048,361

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEET (continued)
(in millions, except share data) (unaudited)

	June 30,	December 31,
	2008	2007

Liabilities:
Reserve for losses and loss expenses	$88,747	$85,500
Unearned premiums	28,738	27,703
Future policy benefits for life and accident and health insurance contracts	147,232	136,387
Policyholders’ contract deposits (amount measured at fair value: 2008 – $4,179; 2007 – $295)	265,411	258,459
Other policyholders’ funds	13,773	12,599
Commissions, expenses and taxes payable	5,597	6,310
Insurance balances payable	5,569	4,878
Funds held by companies under reinsurance treaties	2,498	2,501
Current income taxes payable	—	3,823
Financial Services liabilities:
Securities sold under agreements to repurchase (amount measured at fair value: 2008 – $8,338)	9,659	8,331
Trade payables	1,622	6,445
Securities and spot commodities sold but not yet purchased, at fair value	3,189	4,709
Unrealized loss on swaps, options and forward transactions, at fair value	24,232	14,817
Trust deposits and deposits due to banks and other depositors (amount measured at fair value: 2008 – $240)	6,165	4,903
Commercial paper and extendible commercial notes	15,061	13,114
Long-term borrowings (amount measured at fair value: 2008 – $53,839)	163,577	162,935
Separate and variable accounts	73,401	78,684
Securities lending payable	75,056	81,965
Minority interest	11,149	10,422
Other liabilities (amount measured at fair value: 2008 – $6,861; 2007 – $3,262)	31,012	27,975

Total liabilities	971,688	952,460

Preferred shareholders’ equity in subsidiary companies	100	100

Commitments, Contingencies and Guarantees (See Note 6)
Shareholders’ equity:
Common stock, $2.50 par value; 5,000,000,000 shares authorized; shares issued 2008 – 2,948,038,001; 2007 – 2,751,327,476	7,370	6,878
Additional paid-in capital	9,446	2,848
Payments advanced to purchase shares	—	(912)
Retained earnings	73,743	89,029
Accumulated other comprehensive income (loss)	(3,903)	4,643
Treasury stock, at cost; 2008 – 259,225,244; 2007 – 221,743,421 shares of common stock	(8,568)	(6,685)

Total shareholders’ equity	78,088	95,801

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$1,049,876	$1,048,361

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF INCOME (LOSS)

(in millions, except per share data) (unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2008	2007	2008	2007

Revenues:
Premiums and other considerations	$21,735	$19,533	$42,407	$39,175
Net investment income	6,728	7,853	11,682	14,977
Net realized capital losses	(6,081)	(28)	(12,170)	(98)
Unrealized market valuation losses on AIGFP super senior credit default swap portfolio	(5,565)	—	(14,672)	—
Other income	3,116	3,792	6,717	7,741

Total revenues	19,933	31,150	33,964	61,795

Benefits and expenses:
Incurred policy losses and benefits	18,450	16,221	34,332	32,367
Insurance acquisition and other operating expenses	10,239	8,601	19,652	16,928

Total benefits and expenses	28,689	24,822	53,984	49,295

Income (loss) before income taxes (benefits) and minority interest	(8,756)	6,328	(20,020)	12,500
Income taxes (benefits)	(3,357)	1,679	(6,894)	3,405

Income (loss) before minority interest	(5,399)	4,649	(13,126)	9,095

Minority interest	42	(372)	(36)	(688)

Net income (loss)	$(5,357)	$4,277	$(13,162)	$8,407

Earnings (loss) per common share:
Basic	$(2.06)	$1.64	$(5.11)	$3.22
Diluted	$(2.06)	$1.64	$(5.11)	$3.21

Dividends declared per common share	$0.220	$0.200	$0.420	$0.365

Average shares outstanding:
Basic	2,605	2,602	2,575	2,607
Diluted	2,605	2,613	2,575	2,621

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Six Months Ended June 30, 2008

(in millions, except share and per share data) (unaudited)	Amounts	Shares

Common stock:
Balance, beginning of period	$6,878	2,751,327,476
Issuances	492	196,710,525

Balance, end of period	7,370	2,948,038,001

Additional paid-in capital:
Balance, beginning of period	2,848
Excess of proceeds over par value of common stock issued	6,851
Present value of future contract adjustment payments related to issuance of equity units	(431)
Excess of cost over proceeds of common stock issued under stock plans	(13)
Other	191

Balance, end of period	9,446

Payments advanced to purchase shares:
Balance, beginning of period	(912)
Payments advanced	(1,000)
Shares purchased	1,912

Balance, end of period	—

Retained earnings:
Balance, beginning of period	89,029
Cumulative effect of accounting changes, net of tax	(1,003)

Adjusted balance, beginning of period	88,026
Net loss	(13,162)
Dividends to common shareholders ($0.42 per share)	(1,121)

Balance, end of period	73,743

Accumulated other comprehensive income (loss):
Unrealized appreciation (depreciation) of investments, net of tax:
Balance, beginning of period	4,375
Cumulative effect of accounting changes, net of tax	(105)

Adjusted balance, beginning of period	4,270
Unrealized depreciation of investments, net of reclassification adjustments	(14,254)
Income tax benefit	4,813

Balance, end of period	(5,171)

Foreign currency translation adjustments, net of tax:
Balance, beginning of period	880
Translation adjustment	1,108
Income tax expense	(124)

Balance, end of period	1,864

Net derivative gains (losses) arising from cash flow hedging activities:
Balance, beginning of period	(87)
Net deferred gains on cash flow hedges, net of reclassification adjustments	11
Deferred income tax expense	(5)

Balance, end of period	(81)

Retirement plan liabilities adjustment, net of taxes:
Balance, beginning of period	(525)
Net actuarial loss	18
Prior service credit	(5)
Deferred income tax expense	(3)

Balance, end of period	(515)

Accumulated other comprehensive income (loss), end of period	(3,903)

Treasury stock, at cost:
Balance, beginning of period	(6,685)	(221,743,421)
Shares acquired	(1,912)	(37,927,125)
Issued under stock plans	24	443,767
Other	5	1,535

Balance, end of period	(8,568)	(259,225,244)

Total shareholders’ equity, end of period	$78,088

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions) (unaudited)

	Six Months
	Ended June 30,

	2008	2007

Summary:
Net cash provided by (used in) operating activities	$16,589	$17,431
Net cash provided by (used in) investing activities	(21,963)	(40,314)
Net cash provided by (used in) financing activities	5,274	22,947
Effect of exchange rate changes on cash	45	(19)

Change in cash	(55)	45
Cash at beginning of year period	2,284	1,590

Cash at end of year period	$2,229	$1,635

Cash flows from operating activities:
Net income (loss)	$(13,162)	$8,407

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in income (loss):
Unrealized market valuation losses on AIGFP super senior credit default swap portfolio	14,672	—
Net gains on sales of securities available for sale and other assets	(494)	(732)
Foreign exchange transaction (gains) losses	857	639
Net unrealized (gains) losses on non-AIGFP derivatives and other assets and liabilities	2,086	(123)
Equity in income of partially owned companies and other invested assets	(151)	(2,747)
Amortization of deferred policy acquisition costs	7,343	5,911
Depreciation and other amortization	1,799	1,608
Provision for mortgage, other loans and finance receivables	578	229
Other-than-temporary impairments	12,416	884
Changes in operating assets and liabilities:
General and life insurance reserves	9,748	8,238
Premiums and insurance balances receivable and payable – net	(1,104)	(941)
Reinsurance assets	196	434
Capitalization of deferred policy acquisition costs	(9,160)	(7,567)
Investment income due and accrued	118	(44)
Funds held under reinsurance treaties	(25)	(210)
Other policyholders’ funds	851	879
Income taxes receivable and payable – net	(6,960)	(225)
Commissions, expenses and taxes payable	52	724
Other assets and liabilities – net	1,809	553
Trade receivables and payables – net	(6,446)	(925)
Trading securities	930	(2,258)
Spot commodities	148	127
Net unrealized (gain) loss on swaps, options and forward transactions	(3,993)	1,317
Securities purchased under agreements to resell	4,353	2,116
Securities sold under agreements to repurchase	1,237	(226)
Securities and spot commodities sold but not yet purchased	(1,531)	221
Finance receivables and other loans held for sale – originations and purchases	(279)	(3,957)
Sales of finance receivables and other loans – held for sale	492	4,177
Other, net	209	922

Total adjustments	29,751	9,024

Net cash provided by operating activities	$16,589	$17,431

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS (continued)

(in millions) (unaudited)

	Six Months
	Ended June 30,

	2008	2007

Cash flows from investing activities:
Proceeds from (payments for)
Sales and maturities of fixed maturity securities available for sale and hybrid investments	$42,026	$64,563
Sales of equity securities available for sale	4,861	4,275
Proceeds from fixed maturity securities held to maturity	33	133
Sales of trading securities	14,120	—
Sales of flight equipment	372	28
Sales or distributions of other invested assets	8,715	6,208
Payments received on mortgage and other loans receivable	3,457	2,270
Principal payments received on finance receivables held for investment	6,757	6,430
Purchases of fixed maturity securities available for sale and hybrid investments	(47,114)	(72,348)
Purchases of equity securities available for sale	(5,808)	(5,852)
Purchases of fixed maturity securities held to maturity	(88)	(129)
Purchases of trading securities	(9,244)	—
Purchases of flight equipment (including progress payments)	(2,950)	(3,883)
Purchases of other invested assets	(11,988)	(12,171)
Mortgage and other loans receivable issued	(3,340)	(5,029)
Finance receivables held for investment – originations and purchases	(8,778)	(7,387)
Change in securities lending invested collateral	6,315	(11,772)
Net additions to real estate, fixed assets, and other assets	(663)	(466)
Net change in short-term investments	(18,832)	(4,636)
Net change in non-AIGFP derivative assets and liabilities	186	(548)

Net cash provided by (used in) investing activities	$(21,963)	$(40,314)

Cash flows from financing activities:
Proceeds from (payments for)
Policyholders’ contract deposits	$33,322	$28,769
Policyholders’ contract withdrawals	(27,926)	(29,379)
Change in other deposits	682	(823)
Change in commercial paper and extendible commercial notes	1,930	1,768
Long-term borrowings issued	55,685	50,091
Repayments on long-term borrowings	(56,645)	(34,937)
Change in securities lending payable	(6,919)	12,021
Proceeds from common stock issued	7,343	—
Issuance of treasury stock	11	180
Payments advanced to purchase treasury stock	(1,000)	(4,000)
Cash dividends paid to shareholders	(1,036)	(859)
Acquisition of treasury stock	—	(16)
Other, net	(173)	132

Net cash provided by (used in) financing activities	$5,274	$22,947

Supplementary disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$3,493	$3,744
Taxes	$66	$3,524
Non-cash financing activities:
Interest credited to policyholder accounts included in financing activities	$3,815	$5,932
Treasury stock acquired using payments advanced to purchase shares	$1,912	$1,664
Present value of future contract adjustment payments related to issuance of equity units	$431	$—
Non-cash investing activities:
Debt assumed on acquisitions and warehoused investments	$153	$354

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(in millions) (unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2008	2007	2008	2007

Net income (loss)	$(5,357)	$4,277	$(13,162)	$8,407

Other comprehensive income (loss):
Cumulative effect of accounting changes	—	—	(162)	—
Deferred income tax benefit on above changes	—	—	57	—
Unrealized (depreciation) appreciation of investments – net of reclassification adjustments	(3,682)	(2,161)	(14,254)	(852)
Deferred income tax benefit on above changes	1,065	598	4,813	140
Foreign currency translation adjustments	(238)	(164)	1,108	(329)
Deferred income tax benefit (expense) on above changes	127	7	(124)	35
Net derivative gains (losses) arising from cash flow hedging activities – net of reclassification adjustments	144	61	11	62
Deferred income tax benefit on above changes	(50)	(22)	(5)	5
Change in pension and postretirement unrecognized periodic benefit	7	15	13	18
Deferred income tax benefit (expense) on above changes	(5)	(1)	(3)	(2)

Other comprehensive income (loss)	(2,632)	(1,667)	(8,546)	(923)

Comprehensive income (loss)	$(7,989)	$2,610	$(21,708)	$7,484

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
Changes in Presentation
In the second quarter of 2008, AIG determined that certain accident and health contracts in its Foreign General Insurance reporting unit, which were previously accounted for as short duration contracts, should be treated as long duration insurance products. Accordingly, the December 31, 2007 consolidated balance sheet has been revised to reflect the reclassification of $763 million of deferred direct response advertising costs, previously reported in other assets, to deferred policy acquisition costs. Additionally, $320 million has been reclassified on the consolidated balance sheet as of December 31, 2007 from unearned premiums to future policy benefits for life and accident and health insurance contracts. These revisions did not have a material effect on AIG’s consolidated income before income taxes, net income, or shareholders’ equity for any period presented.
     In addition, see Recent Accounting Standards — Accounting Changes, below for a discussion of AIG’s adoption of FASB Staff Position (FSP) No. FIN 39-1, “Amendment of FASB Interpretation No. 39” (FSP FIN 39-1).
     Additionally, certain other reclassifications and format changes have been made to prior period amounts to conform to the current period presentation.
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
     The most significant effect of adopting FAS 157 on AIG’s consolidated results of operations for the three- and six-month periods ended June 30, 2008 related to changes in fair value methodologies with respect to both liabilities already carried at fair value, primarily hybrid notes and derivatives, and newly elected liabilities measured at fair value (see FAS 159 discussion below). Specifically, the incorporation of AIG’s own credit spreads and the incorporation of explicit risk margins (embedded policy derivatives at transition only) resulted in a decrease in pre-tax income of $149 million ($97 million after tax) and an increase in pre-tax income of $2.6 billion ($1.7 billion after tax) for the three- and six-month periods ended June 30, 2008, respectively. The effect of the changes in AIG’s own credit spreads was a decrease in pre-tax income of $112 million and an increase of $2.5 billion for the three- and six-month periods ended June 30, 2008, respectively. The effect of the changes in counterparty credit spreads for assets measured at fair value at AIG Financial Products Corp. and AIG Trading Group Inc. and their respective subsidiaries (AIGFP) was decreases of $362 million and $3.0 billion for the three- and six-month periods ended June 30, 2008, respectively.
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
fair value many financial instruments and certain other items that are not required to be measured at fair value. Subsequent changes in fair value for designated items are required to be reported in income. FAS 159 also establishes presentation and disclosure requirements for similar types of assets and liabilities measured at fair value. FAS 159 permits the fair value option election on an instrument-by-instrument basis for eligible items existing at the adoption date and at initial recognition of an asset or liability, or upon most events that give rise to a new basis of accounting for that instrument.
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

FSP FIN 39-1
In April 2007, the FASB directed the FASB Staff to issue FSP FIN 39-1. FSP FIN 39-1 modifies FIN No. 39, “Offsetting of Amounts Related to Certain Contracts,” and permits companies to offset cash collateral receivables or payables against derivative instruments under certain circumstances. AIG adopted the provisions of FSP FIN 39-1 effective January 1, 2008, which requires retrospective application to all prior periods presented. At June 30, 2008, the amounts of cash collateral received and paid that were offset against net derivative positions totaled $7.3 billion and $12.3 billion, respectively. The cash collateral received and paid related to AIGFP derivative instruments were previously recorded in trade payables and trade receivables. Cash collateral received related to non-AIGFP derivative instruments was previously recorded in other liabilities. Accordingly, the derivative assets and liabilities at December 31, 2007 have been reduced by $6.3 billion and $5.8 billion, respectively, related to the netting of cash collateral.
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
FAS 160
In December 2007, the FASB issued FAS 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (FAS 160). FAS 160 requires noncontrolling (i.e., minority) interests in partially owned consolidated subsidiaries to be classified in the consolidated balance sheet as a separate component of consolidated shareholders’ equity. FAS 160 also establishes accounting rules for subsequent acquisitions and sales of noncontrolling interests and provides for how noncontrolling interests should be presented in the consolidated statement of income. The noncontrolling interests’ share of subsidiary income should be reported as a part of consolidated net income with disclosure of the attribution of consolidated net income to the controlling and noncontrolling interests on the face of the consolidated statement of income.
     AIG is required to adopt FAS 160 on January 1, 2009 and early application is prohibited. FAS 160 must be adopted prospectively, except that noncontrolling interests should be reclassified from liabilities to a separate component of shareholders’ equity and consolidated net income should be recast to include net income attributable to both the controlling and noncontrolling interests retrospectively. AIG is currently assessing the effect that adopting FAS 160 will have on its consolidated financial statements.

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
FAS 162
In May 2008, the FASB issued FAS 162, “The Hierarchy of Generally Accepted Accounting Principles” (FAS 162). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements presented in conformity with GAAP but does not change current practices. FAS 162 will become effective on the 60th day following Securities and Exchange Commission (SEC) approval of the Public Company Accounting Oversight Board amendments to remove GAAP hierarchy from the auditing standards. FAS 162 will have no effect on AIG’s consolidated financial condition, results of operations or cash flows.
FSP FAS 140-3
In February 2008, the FASB issued FSP FAS No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (FSP FAS 140-3). FSP FAS 140-3 requires an initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously with or in contemplation of the initial transfer to be evaluated as a linked transaction unless certain criteria are met. FSP FAS 140-3 is effective for AIG beginning January 1, 2009 and will be applied to new transactions entered into from that date forward. Early adoption is prohibited. AIG is currently assessing the effect that adopting FSP FAS 140-3 will have on its consolidated financial statements but does not believe the effect will be material.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

2.	Segment Information
AIG identifies its reportable segments by product line consistent with its management structure. These segments are General Insurance, Life Insurance & Retirement Services, Financial Services and Asset Management.
AIG’s operations by major operating segment were as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
Operating Segments
(in millions)	2008	2007	2008	2007

Total revenues(a):
General Insurance	$12,757	$12,928	$25,046	$25,831
Life Insurance & Retirement Services(b)	10,161	14,023	18,913	27,705
Financial Services(c)(d)	(3,605)	2,123	(10,165)	4,324
Asset Management(e)	797	1,781	648	3,450
Other	208	263	80	394
Consolidation and eliminations	(385)	32	(558)	91

Total	$19,933	$31,150	$33,964	$61,795

Operating income (loss)(a):
General Insurance	$827	$2,976	$2,164	$6,072
Life Insurance & Retirement Services(b)	(2,401)	2,620	(4,232)	4,901
Financial Services(c)(d)	(5,905)	47	(14,677)	339
Asset Management(e)	(314)	927	(1,565)	1,685
Other(f)	(715)	(460)	(1,483)	(930)
Consolidation and eliminations	(248)	218	(227)	433

Total	$(8,756)	$6,328	$(20,020)	$12,500

(a)	Includes other-than-temporary impairment charges of $6.8 billion and $417 million for the three-month periods ended June 30, 2008 and 2007, respectively, and $12.4 billion and $884 million for the six-month periods ended June 30, 2008 and 2007, respectively. Also includes gains (losses) from hedging activities that did not qualify for hedge accounting treatment under FAS 133, including the related foreign exchange gains and losses. For the three-month periods ended June 30, 2008 and 2007, the effect was $272 million and $(430) million, respectively. For the six-month periods ended June 30, 2008 and 2007, the effect was $(476) million and $(882) million, respectively. These amounts result primarily from interest rate and foreign currency derivatives that are effective economic hedges of investments and borrowings.
(b)	Includes other-than-temporary impairment charges of $5.2 billion and $324 million for the three-month periods ended June 30, 2008 and 2007, respectively, and $9.6 billion and $716 million for the six-month periods ended June 30, 2008 and 2007, respectively.
(c)	Includes gains (losses) from hedging activities that did not qualify for hedge accounting treatment under FAS 133, including the related foreign exchange gains and losses. For the three-month periods ended June 30, 2008 and 2007, the effect was $5 million and $(443) million, respectively. For the six-month periods ended June 30, 2008 and 2007, the effect was $(199) million and $(603) million, respectively. These amounts result primarily from interest rate and foreign currency derivatives that are effective economic hedges of investments and borrowings.
(d)	For the three- and six-month periods ended June 30, 2008, includes unrealized market valuation losses of $5.6 billion and $14.7 billion, respectively, on AIGFP’s super senior credit default swap portfolio.

(e)	Includes net realized capital losses of $464 million and $1.9 billion for the three- and six-month periods ended June 30, 2008, respectively, including other-than-temporary impairment charges of $882 million and $1.9 billion, respectively.
(f)	Includes AIG parent and other operations that are not required to be reported separately. The following table presents the operating loss for AIG’s Other category:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
Other
(in millions)	2008	2007	2008	2007

Operating income (loss):
Equity earnings in partially owned companies	$8	$50	$16	$91
Interest expense	(452)	(302)	(820)	(554)
Unallocated corporate expenses(a)	(282)	(210)	(375)	(382)
Net realized capital gains (losses)(b)	30	22	(235)	(27)
Other miscellaneous, net	(19)	(20)	(69)	(58)

Total Other	$(715)	$(460)	$(1,483)	$(930)

(a)	Includes expenses of corporate staff not attributable to specific operating segments, expenses related to efforts to improve internal controls, corporate initiatives and certain compensation plan expenses. For the three- and six-month periods ended June 30, 2008, includes a charge of $101 million as a result of the settlement of a dispute in connection with the July 2008 purchase of the balance of Ascot Underwriting Holdings Ltd., partially offset by a decrease in certain compensation plan expenses.

(b)	The increase in net realized capital losses in the six-month period ended June 30, 2008 reflected higher foreign exchange losses on foreign-denominated debt, a portion of which was economically hedged but did not qualify for hedge accounting treatment under FAS 133, and losses on non-hedged derivatives.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

2.	Segment Information (continued)
AIG’s General Insurance operations by major internal reporting unit were as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
General Insurance
(in millions)	2008	2007	2008	2007

Total revenues:
Commercial Insurance	$5,937	$6,904	$11,924	$13,995
Transatlantic	1,103	1,069	2,222	2,165
Personal Lines	1,259	1,223	2,511	2,436
Mortgage Guaranty	313	257	611	505
Foreign General Insurance	4,139	3,475	7,767	6,737
Reclassifications and eliminations	6	—	11	(7)

Total	$12,757	$12,928	$25,046	$25,831

Operating income (loss):
Commercial Insurance	$381	$1,904	$1,166	$3,833
Transatlantic	141	168	303	319
Personal Lines	21	118	24	224
Mortgage Guaranty	(518)	(81)	(872)	(73)
Foreign General Insurance	796	867	1,532	1,776
Reclassifications and eliminations	6	—	11	(7)

Total	$827	$2,976	$2,164	$6,072

AIG’s Life Insurance & Retirement Services operations by major internal reporting unit were as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
Life Insurance & Retirement Services
(in millions)	2008	2007	2008	2007

Total revenues:
Foreign:
Japan and Other	$5,369	$4,863	$9,265	$9,633
Asia	4,575	5,019	8,852	9,510
Domestic:
Domestic Life Insurance	1,234	2,359	2,517	4,880
Domestic Retirement Services	(1,017)	1,782	(1,721)	3,682

Total	$10,161	$14,023	$18,913	$27,705

Operating income (loss):
Foreign:
Japan and Other	$577	$810	$1,060	$1,723
Asia	196	844	448	1,215
Domestic:
Domestic Life Insurance	(1,005)	368	(1,875)	713
Domestic Retirement Services	(2,169)	598	(3,865)	1,250

Total	$(2,401)	$2,620	$(4,232)	$4,901

AIG’s Financial Services operations by major internal reporting unit were as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
Financial Services
(in millions)	2008	2007	2008	2007

Total revenues:
Aircraft Leasing	$1,298	$1,173	$2,463	$2,231
Capital Markets(a)	(6,088)	(67)	(14,831)	161
Consumer Finance(b)	1,028	911	1,959	1,756
Other, including intercompany adjustments	157	106	244	176

Total	$(3,605)	$2,123	$(10,165)	$4,324

Operating income (loss):
Aircraft Leasing	$334	$207	$555	$371
Capital Markets(a)	(6,284)	(255)	(15,211)	(187)
Consumer Finance(b)	(33)	75	(85)	111
Other, including intercompany adjustments	78	20	64	44

Total	$(5,905)	$47	$(14,677)	$339

(a)	Revenues are shown net of interest expense of $1.2 billion and $805 million in the three-month periods ended June 30, 2008 and 2007, respectively, and $1.7 billion and $1.9 billion for the six-month periods ended June 30, 2008 and 2007, respectively. In the three- and six-month periods ended June 30, 2008, both revenues and operating income (loss) includes unrealized market valuation losses of $5.6 billion and $14.7 billion, respectively, on AIGFP’s super senior credit default swap portfolio.
(b)	The three- and six-month periods ended June 30, 2007 included pre-tax charges of $50 million and $178 million, respectively, in connection with domestic Consumer Finance’s mortgage banking activities. Based on a current evaluation of the estimated cost of implementing the Supervisory Agreement entered into with the Office of Thrift Supervision (OTS), partial reversals of these prior year charges of $25 million and $43 million, respectively, are included in the three- and six-month periods ended June 30, 2008.
AIG’s Asset Management operations consist of a single internal reporting unit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

3.	Fair Value Measurements
Effective January 1, 2008 AIG adopted FAS 157 and FAS 159, which specify measurement and disclosure standards related to assets and liabilities measured at fair value. See Note 1 to the Consolidated Financial Statements for additional information.
     The most significant effect of adopting FAS 157 on AIG’s results of operations for the three- and six-month periods ended June 30, 2008 related to changes in fair value methodologies with respect to both liabilities already carried at fair value, primarily hybrid notes and derivatives, and newly elected liabilities measured at fair value (see FAS 159 discussion below). Specifically, the incorporation of AIG’s own credit spreads and the incorporation of explicit risk margins (embedded policy derivatives at transition only) resulted in a decrease of $149 million to pre-tax income ($97 million after tax) and an increase of $2.6 billion to pre-tax income ($1.7 billion after tax) for the three- and six-month periods ended June 30, 2008, respectively, as follows:

	Net Pre-Tax Increase (Decrease)

	Three Months	Six Months
	Ended June 30,	Ended June 30,		Liabilities Carried	Business Segment
(in millions)	2008	2008		at Fair Value	Affected

Income statement caption:
Net realized capital gains (losses)	$(37)	$251		Freestanding derivatives	All segments - excluding AIGFP
	—	(155)		Embedded policy derivatives	Life Insurance & Retirement Services
Unrealized market valuation losses on AIGFP super senior credit default swap portfolio	44 *	109	*	Super senior credit default swap portfolio	AIGFP
Other income	(156)*	2,427	*	Notes, GIAs, derivatives, other liabilities	AIGFP

Net pre-tax increase	$(149)	$2,632

Liabilities already carried at fair value	$20	$1,354
Newly elected liabilities measured at fair value (FAS 159 elected)	(169)	1,278

Net pre-tax increase	$(149)	$2,632

*	The effect of changes in AIG’s own credit spreads on pre-tax income for AIGFP was a decrease of $112 million and an increase of $2.5 billion for the three- and six-month periods ended June 30, 2008, respectively. The effect of the changes in counterparty credit spreads for assets measured at fair value at AIGFP was decreases in pre-tax income of $362 million and $3.0 billion for the three- and six-month periods ended June 30, 2008, respectively.
Fair Value Measurements on a Recurring Basis
AIG measures at fair value on a recurring basis financial instruments in its trading and available for sale securities portfolios, certain mortgage and other loans receivable, certain spot commodities, derivative assets and liabilities, securities purchased (sold) under agreements to resell (repurchase), securities lending invested collateral, non-traded equity investments and certain private limited partnership and certain hedge funds included in other invested assets, certain short-term investments, separate and variable account assets, certain policyholders’ contract deposits, securities and spot commodities sold but not yet purchased, certain trust deposits and deposits due to banks and other depositors, certain long-term borrowings, and certain hybrid financial instruments included in other liabilities. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
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
Fixed Maturity Securities — Trading and Available for Sale
AIG maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. Whenever available, AIG obtains quoted prices in active markets for identical assets at the balance sheet date to measure at fair value fixed maturity securities in its trading and available for sale portfolios. Market price data generally is obtained from exchange or dealer markets.
     AIG estimates the fair value of fixed maturity securities not traded in active markets, including securities purchased (sold) under agreements to resell (repurchase), and mortgage and other loans receivable for which AIG elected the fair value option, by referring to traded securities with similar attributes, using dealer quotations, a matrix pricing methodology, discounted cash flow analyses or internal valuation models. This methodology considers such factors as the issuer’s industry, the security’s rating and tenor, its coupon rate, its position in the capital structure of the issuer, yield curves, credit curves, prepayment rates and other relevant factors. For fixed maturity instruments that are not traded in active markets or that are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments generally are based on avail-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

3.	Fair Value Measurements (continued)
able market evidence. In the absence of such evidence, management’s best estimate is used.
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
Non-Traded Equity Investments — Other Invested Assets
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
Private Limited Partnership and Hedge Fund Investments — Other Invested Assets
AIG initially estimates the fair value of investments in certain private limited partnerships and certain hedge funds by reference to the transaction price. Subsequently, AIG obtains the fair value of these investments generally from net asset value information provided by the general partner or manager of the investments, the financial statements of which generally are audited annually.
Separate and Variable Account Assets
Separate and variable account assets are composed primarily of registered and unregistered open-end mutual funds that generally trade daily and are measured at fair value in the manner discussed above for equity securities traded in active markets.
Freestanding Derivatives
Derivative assets and liabilities can be exchange-traded or traded over the counter (OTC). AIG generally values exchange-traded derivatives using quoted prices in active markets for identical derivatives at the balance sheet date.
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
expected cash flows, risk neutral valuations are used. Estimating the underlying cash flows for these products involves many estimates and judgments, including those regarding expected market rates of return, market volatility, correlations of market index returns to funds, fund performance, discount rates and policyholder behavior. With respect to embedded policy derivatives in AIG’s equity-indexed annuity and life contracts, option pricing models are used to estimate fair value, taking into account assumptions for future equity index growth rates, volatility of the equity index, future interest rates, and determinations on adjusting the participation rate and the cap on equity indexed credited rates in light of market conditions and policyholder behavior assumptions. With the adoption of FAS 157, these methodologies were not changed, with the exception of incorporating an explicit risk margin to take into consideration market participant estimates of projected cash flows and policyholder behavior.
AIGFP’s Super Senior Credit Default Swap Portfolio
AIGFP values its credit default swaps written on the most senior risk layers (super senior) of designated pools of debt securities or loans using internal valuation models, third-party prices and market indices. The specific valuation methodologies vary based on the nature of the referenced obligations and availability of market prices. AIGFP uses a modified version of the Binomial Expansion Technique (BET) model to value its credit default swap portfolio written on super senior tranches of collateralized debt obligations (CDOs) of asset-backed securities (ABS), including maturity-shortening puts that allow the holders of the securities issued by certain CDOs to treat the securities as short-term eligible 2a-7 investments under the Investment Company Act of 1940 (2a-7 Puts). The BET model uses default probabilities derived from credit spreads implied from prices for the individual securities included in the underlying collateral pools securing the CDOs, as well as diversity scores, weighted average lives, recovery rates and discount rates. Prices for the individual securities held by a CDO are obtained in most cases from the CDO collateral managers, to the extent available. The CDO collateral managers obtain these prices from various sources, which include dealer quotations, third party pricing services and in-house valuation models. To the extent there is a lag in the prices provided by the collateral managers, AIGFP rolls forward these prices to the end of the quarter using data provided by a third-party pricing service. Where a price for an individual security is not provided by the CDO collateral manager, AIGFP derives the price from a matrix that averages the prices of the various securities at the level of ABS category, vintage and the rating of the reference security. The determination of some of these inputs requires the use of judgment and estimates, particularly in the absence of market observable data. AIGFP also employs a Monte Carlo simulation to assist in quantifying the effect on the valuation of the CDOs of the unique aspects of the CDOs’ structures such as triggers that divert cash flows to the most senior part of the capital structure. In the determination of fair value, AIGFP also considers prices from collateral calls by counterparties to these transactions and the price estimates for the super senior CDO securities provided by third parties.
     In the case of credit default swaps written on investment-grade corporate debt and collateralized loan obligations (CLOs), AIGFP estimates the value of its obligations by reference to the relevant market indices or third-party quotes on the underlying super senior tranches when available.
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
Fair Value Measurements on a Non-Recurring Basis
AIG also measures the fair value of certain assets on a non-recurring basis, generally quarterly, annually, or when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. These assets include held to maturity securities, cost and equity-method investments, life settlement contracts, flight equipment, collateral securing foreclosed loans and real estate and other fixed assets, goodwill, and other intangible assets. AIG uses a variety of techniques to measure the fair value of these assets when appropriate, as described below:

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
making the assessment, AIG considers factors specific to the asset or liability. Assets and liabilities measured at fair value on a recurring basis and classified as Level 3 include certain distressed ABS, structured credit products, certain derivative contracts (including AIGFP’s super senior credit default swap portfolio), policyholders’ contract deposits carried at fair value, private equity and real estate fund investments, and direct private equity investments. AIG’s non-financial-instrument assets that are measured at fair value on a non-recurring basis generally are classified as Level 3.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents information about assets and liabilities measured at fair value on a recurring basis at June 30, 2008, and indicates the level of the fair value measurement based on the levels of the inputs used:

					Total
				Counterparty	June 30,
(in millions)	Level 1	Level 2	Level 3	Netting	2008

Assets:
Bonds available for sale	$3,986	$370,850	$18,480	$–	$393,316
Bond trading securities	1	8,605	195	–	8,801
Common stocks available for sale	16,812	267	227	–	17,306
Common and preferred stocks trading	21,510	999	5	–	22,514
Preferred stocks available for sale	–	2,238	258	–	2,496
Mortgage and other loans receivable	–	741	4	–	745
Financial Services assets:
Securities available for sale	2	831	372	–	1,205
Trading securities	1,276	30,214	3,680	–	35,170
Spot commodities	–	90	–	–	90
Unrealized gain on swaps, options and forward transactions	–	59,493	3,625	(51,570)	11,548
Securities purchased under agreements to resell	–	16,597	–	–	16,597
Securities lending invested collateral(a)	–	40,595	8,489	–	49,084
Other invested assets(b)	2,643	7,588	11,868	–	22,099
Short-term investments(c)	39	24,128	–	–	24,167
Separate and variable accounts	69,162	3,061	1,178	–	73,401
Other assets	94	4,611	353	(2,606)	2,452

Total	$115,525	$570,908	$48,734	$(54,176)	$680,991

Liabilities:
Policyholders’ contract deposits	$–	$–	$4,179	$–	$4,179
Other policyholders’ funds	2	–	–	–	2
Financial Services liabilities:
Securities sold under agreements to repurchase	–	8,298	40	–	8,338
Securities and spot commodities sold but not yet purchased	94	3,095	–	–	3,189
Unrealized loss on swaps, options and forward transactions(d)	–	52,897	30,299	(58,964)	24,232
Trust deposits and deposits due to banks and other depositors	–	240	–	–	240
Long-term borrowings	–	51,150	2,689	–	53,839
Other liabilities	6	7,005	44	(194)	6,861

Total	$102	$122,685	$37,251	$(59,158)	$100,880

(a)	Amounts exclude short-term investments that are carried at cost, which approximates fair value of $10.4 billion.

(b)	Approximately 13 percent of the fair value of the assets recorded as Level 3 relates to various private equity, real estate, hedge fund and fund-of-funds investments. AIG’s ownership in these funds represented 22 percent, or $1.4 billion of the Level 3 amount.

(c)	Level 2 includes short-term investments that are carried at cost, which approximates fair value of $23.1 billion.

(d)	Included in Level 3 are unrealized market valuation losses of $26.1 billion on AIGFP super senior credit default swap portfolio.
At June 30, 2008, Level 3 assets totaled $48.7 billion, representing 4.7 percent of total assets, and Level 3 liabilities totaled $37.3 billion, representing 3.8 percent of total liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

3.	Fair Value Measurements (continued)
The following tables present changes during the three- and six-month periods ended June 30, 2008 in Level 3 assets and liabilities measured at fair value on a recurring basis, and the realized and unrealized gains (losses) recorded in income during the three- and six-month periods ended June 30, 2008 related to the Level 3 assets and liabilities that remained on the consolidated balance sheet at June 30, 2008:

		Net					Changes in
		Realized and					Unrealized Gains
		Unrealized	Accumulated	Purchases,			(Losses) on
	Balance	Gains (Losses)	Other	Sales,		Balance at	Instruments
	Beginning of	Included	Comprehensive	Issuances and	Transfers	June 30,	Held at
(in millions)	Period(a)	in Income(b)	Income (Loss)	Settlements-net	In (Out)	2008	June 30, 2008

Three Months Ended June 30, 2008:
Assets:
Bonds available for sale	$17,198	$(679)	$(58)	$(34)	$2,053	$18,480	$–
Bond trading securities	116	5	2	15	57	195	7
Common stocks available for sale	251	(3)	(3)	(15)	(3)	227	–
Common and preferred stocks trading	25	(1)	1	(13)	(7)	5	–
Preferred stocks available for sale	133	(3)	8	(59)	179	258	–
Mortgage and other loans receivable	–	–	–	–	4	4	–
Financial Services assets:
Securities available for sale	294	(3)	2	77	2	372	–
Trading securities	3,419	(472)	–	713	20	3,680	(361)
Securities lending invested collateral	9,622	(1,346)	908	(590)	(105)	8,489	–
Other invested assets	11,348	(153)	70	533	70	11,868	166
Separate and variable accounts	1,065	(3)	–	116	–	1,178	(4)
Other assets	337	(6)	–	3	–	334	(6)

Total	$43,808	$(2,664)	$930	$746	$2,270	$45,090	$(198)

Liabilities:
Policyholders’ contract deposits	$(4,118)	$129	$13	$(203)	$–	$(4,179)	$62
Financial Services liabilities:
Securities sold under agreements to repurchase	(220)	(3)	–	(39)	222	(40)	1
Unrealized loss on swaps, options and forward transactions, net	(20,860)	(5,679)	–	(240)	105	(26,674)	(5,496)
Long-term borrowings	(2,838)	(25)	–	182	(8)	(2,689)	(12)
Other liabilities	(74)	32	(1)	17	1	(25)	52

Total	$(28,110)	$(5,546)	$12	$(283)	$320	$(33,607)	$(5,393)

Six Months Ended June 30, 2008:
Assets:
Bonds available for sale	$18,786	$(1,444)	$(550)	$(224)	$1,912	$18,480	$–
Bond trading securities	141	(20)	2	15	57	195	(10)
Common stocks available for sale	224	(5)	–	11	(3)	227
Common and preferred stocks trading	30	(1)	2	(19)	(7)	5	–
Preferred stocks available for sale	135	(2)	6	(67)	186	258	–
Mortgage and other loans receivable	–	–	–	–	4	4	–
Financial Services assets:
Securities available for sale	285	(3)	8	82	–	372	–
Trading securities	4,422	(1,433)	–	702	(11)	3,680	(1,233)
Securities lending invested collateral	11,353	(3,138)	1,087	(818)	5	8,489	–
Other invested assets	10,373	192	137	1,148	18	11,868	818
Separate and variable accounts	1,003	27	–	148	–	1,178	27
Other assets	141	–	–	193	–	334	–

Total	$46,893	$(5,827)	$692	$1,171	$2,161	$45,090	$(398)

Liabilities:
Policyholders’ contract deposits	$(3,674)	$(57)	$(51)	$(397)	$–	$(4,179)	$(221)
Financial Services liabilities:
Securities sold under agreements to repurchase	(208)	(20)	–	(34)	222	(40)	1
Unrealized loss on swaps, options and forward transactions, net	(11,718)	(14,562)	–	(429)	35	(26,674)	(14,693)
Long-term borrowings	(3,578)	90	–	638	161	(2,689)	–
Other liabilities	(503)	(55)	–	532	1	(25)	28

Total	$(19,681)	$(14,604)	$(51)	$310	$419	$(33,607)	$(14,885)

(a)	Certain recharacterizations of amounts previously reported in Level 3 were identified in the second quarter of 2008, and have been adjusted. The effect of these reclassifications and recharacterizations on Level 3 net assets were net decreases of $1.8 billion and $1.0 billion at January 1, 2008 and March 31, 2008, respectively. The Consolidated Statement of Income, the Consolidated Balance Sheet, and the Consolidated Statement of Cash Flows presented in the 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

3.	Fair Value Measurements (continued)

first quarter Form 10-Q were not affected by these changes. Total Level 3 derivative exposures have been netted on these tables for presentation purposes only.
(b)	Net realized and unrealized gains and losses shown above are reported on the consolidated statement of income (loss) primarily as follows:

Major category of Assets/ Liabilities	Consolidated Statement of Income (Loss) Line Items

Financial Services assets and liabilities	• Other income
• Unrealized market valuation losses on AIGFP super senior credit default swap portfolio
Other invested assets	• Net realized capital gains (losses)
Policyholders’ contract deposits	• Incurred policy losses and benefits
• Net realized capital gains (losses)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

3.	Fair Value Measurements (continued)
     Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3 in the tables above. As a result, the unrealized gains (losses) on instruments held at June 30, 2008 may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable inputs (e.g., changes in unobservable long-dated volatilities).
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
Fair Value Measured on a Non-Recurring Basis
At June 30, 2008, AIG had assets measured at fair value on a non-recurring basis on which it recorded impairment charges totaling $107 million during the six-month period ended June 30, 2008. These charges included a $45 million write-off of goodwill related to the Mortgage Guaranty reporting unit; a $49 million impairment charge on real estate owned, real estate loans held for sale and other intangible assets for American General Finance, Inc.; and impairment charges on other assets of $13 million.
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
The following table presents the gains or losses recorded during the three- and six-month periods ended June 30, 2008 related to the eligible instruments for which AIG elected the fair value option and the related transition adjustment recorded as a decrease to opening shareholders’ equity at January 1, 2008(a):

				Gain (Loss)	Gain (Loss)
	January 1,	Transition	January 1,	Three Months	Six Months
	2008	Adjustment	2008	Ended	Ended
	prior to	upon	after	June 30,	June 30,
(in millions)	Adoption	Adoption	Adoption	2008	2008

Mortgage and other loans receivable	$1,109	$—	$1,109	$11	$79
Financial Services assets(b):
Trading securities (formerly available for sale)	39,278	5	39,283	(718)	(1,151)
Securities purchased under agreements to resell	20,950	1	20,951	307	575
Other invested assets	321	(1)	320	2	12
Short-term investments	6,969	—	6,969	43	67
Deferred policy acquisition costs	1,147	(1,147)	—	—	—
Other assets	435	(435)	—	—	—

Future policy benefits for life, accident and health insurance contracts	299	299	—	—	—
Policyholders’ contract deposits(c)	3,739	360	3,379	3	118
Financial Services liabilities(b):
Securities sold under agreements to repurchase	6,750	(10)	6,760	(120)	(416)
Securities and spot commodities sold but not yet purchased	3,797	(10)	3,807	(34)	(13)
Trust deposits and deposits due to banks and other depositors	216	(25)	241	4	(11)
Long-term borrowings	57,968	(675)	58,643	582	(391)
Other liabilities	1,792	—	1,792	(286)	(319)

Total gain (loss) for the three- and six-month periods ended June 30, 2008				$(206)	$(1,450)
Pre-tax cumulative effect of adopting the fair value option		(1,638)
Decrease in deferred tax liabilities		526

Cumulative effect of adopting the fair value option		$(1,112)

(a)	Certain of AIG’s financial instruments are required to be accounted for at fair value, with changes in fair value included in earnings, under FAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” or FAS 133 and are not included in the table above.
(b)	AIGFP elected to apply the fair value option to all eligible assets and liabilities (other than equity method investments, trade receivables and trade payables) because electing the fair value option will allow AIGFP to more closely align its earnings with the economics of its transactions by recognizing concurrently through earnings the change in fair value of its derivatives and the offsetting change in fair value of the assets and liabilities being hedged as well as the manner in which the business is evaluated by management. Substantially all of the gain (loss) amounts shown above are reported in other income on the consolidated statement of income (loss).
(c)	AIG elected to apply the fair value option to certain single premium variable life products in Japan and an investment-linked life insurance product sold principally in Asia, both classified within policyholders’ contract deposits in the consolidated balance sheet. AIG elected the fair value option for these liabilities to more closely align its accounting with the economics of its transactions. For the investment-linked product sold principally in Asia, the election will more effectively align changes in the fair value of assets with a commensurate change in the fair value of policyholders’ liabilities. For the single premium life products in Japan, the fair value option election will allow AIG to economically hedge the inherent market risks associated with this business in an efficient and effective manner through the use of derivative instruments. The hedging program, which was initiated in the second quarter of 2008, results in an accounting presentation for this business that more closely reflects the underlying economics and the way the business is managed, with the change in the fair value of derivatives and underlying assets largely offsetting the change in fair value of the policy liabilities. AIG did not elect the fair value option for other liabilities classified in policyholders’ contract deposits because other contracts do not share the same contract features that created the disparity between the accounting presentation and the economic performance.
     Interest income and expense and dividend income on assets and liabilities elected under the fair value option are recognized and classified in the consolidated statement of income (loss) depending on the nature of the instrument and related market conventions. At AIGFP, interest and dividends and interest expense are included in other income. Otherwise, interest and dividends are included in net investment income in the consolidated statement of income (loss). See Note 1(a) to the Consolidated Financial Statements included in the 2007 Annual Report on Form 10-K for additional information about AIG’s policies for recognition, measurement, and disclosure of interest and dividend income and interest expense.
     During the three- and six-month periods ended June 30, 2008, AIG recognized a loss of $169 million and a gain of $1.3 billion, respectively, attributable to the observable effect of changes in credit spreads on AIG’s own liabilities for which the fair value option was elected. AIG calculates the effect of these credit spread changes using discounted cash flow techniques that incorporate current market interest rates, AIG’s ob-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries
 3. Fair Value Measurements (continued)
servable credit spreads on these liabilities and other factors that mitigate the risk of nonperformance such as collateral posted.
The following table presents the difference between fair values and the aggregate contractual principal amounts of mortgage and other loans receivable and long-term borrowings, for which the fair value option was elected:

		Principal
	Fair Value at	Amount
	June 30,	Due Upon
(in millions)	2008	Maturity	Difference

Assets:
Mortgage and other loans receivable	$745	$716	$29
Liabilities:
Long-term borrowings	$48,176	$47,168	$1,008

     At June 30, 2008, there were no mortgage and other loans receivable for which the fair value option was elected, that were 90 days or more past due and in non-accrual status.

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
     A total of 37,926,059 shares were purchased during the first six months of 2008 to meet commitments that existed at December 31, 2007. At August 5, 2008, $9 billion was available for purchases under the aggregate authorization. AIG does not expect to purchase additional shares under its share repurchase program for the foreseeable future.
     The quarterly dividend per common share declared in May 2008 and payable on September 19, 2008 is $0.22.
     In May 2008, AIG sold 196,710,525 shares of common stock at a price per share of $38 for gross proceeds of $7.47 billion and 78,400,000 equity units at a price per unit of $75 for gross proceeds of $5.88 billion. The equity units, the key terms of which are summarized below, are recorded as long-term borrowings on the consolidated balance sheet.
Equity Units
Each equity unit has an initial stated amount of $75 and consists of a stock purchase contract issued by AIG and, initially, a 1/40th or 2.5 percent undivided beneficial ownership interest in three series of junior subordinated debentures (Series B-1, B-2 and B-3), each with a principal amount of $1,000.
     Each stock purchase contract requires its holder to purchase, and requires AIG to sell, a variable number of shares of AIG common stock for $25 in cash on each of the following dates: February 15, 2011, May 1, 2011 and August 1, 2011. The number of shares that AIG is obligated to deliver on each stock purchase date is set forth in the chart below (where the “applicable market value” is an average of the trading prices of AIG’s common stock over the 20-trading-day period ending on the third business day prior to the relevant stock purchase date).

If the applicable market
value is:	then AIG is obligated to issue:

• Greater than or equal to $45.60	• 0.54823 shares per stock purchase contract
• Between $45.60 and $38.00	• Shares equal to $25 divided by the applicable market value
• Less than or equal to $38.00	• 0.6579 shares per stock purchase contract
     Basic earnings (loss) per share (EPS) will not be affected by outstanding stock purchase contracts. Diluted EPS will be determined considering the potential dilution from outstanding stock purchase contracts using the treasury stock method, and therefore diluted EPS will not be affected by outstanding stock purchase contracts until the applicable market value exceeds $45.60.
     AIG is obligated to pay quarterly contract adjustment payments to the holders of the stock purchase contracts, at an initial annual rate of 2.7067 percent applied to the stated amount. The present value of the contract adjustment payments, $431 million, was recognized at inception as a liability (a component of other liabilities), and was recorded as a reduction to additional paid-in capital.
     In addition to the stock purchase contracts, as part of the equity units, AIG issued $1.96 billion of each of the Series B-1, B-2 and B-3 junior subordinated debentures, which initially pay interest at rates of 5.67 percent, 5.82 percent and 5.89 percent, respectively. For accounting purposes, AIG allocated the proceeds of the equity units between the stock purchase contracts and the junior subordinated debentures on a relative fair value basis. AIG determined that the fair value of the stock purchase contract at issuance was zero, and therefore all of the proceeds were allocated to the junior subordinated debentures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

4.	Shareholders’ Equity and Earnings (Loss) Per Share (continued)
Share-based Employee Compensation Plans
During the first quarter of 2008, AIG reviewed the vesting schedules of its share-based employee compensation plans, and on March 11, 2008, AIG’s management and the Compensation and Management Resources Committee of AIG’s Board of Directors determined that, to fulfill the objective of attracting and retaining high quality personnel, the vesting schedules of certain awards outstanding under these plans and all awards made in the future under these plans should be shortened.
     For accounting purposes, a modification of the terms or conditions of an equity award is treated as an exchange of the original award for a new award. As a result of this modification, the incremental compensation cost related to the affected awards totaled $24 million and will, together with the unamortized originally-measured compensation cost, be amortized over shorter periods. AIG estimates the modifications will increase the amortization of this cost by $106 million and $46 million in 2008 and 2009, respectively, with a related reduction in amortization expense of $128 million in 2010 through 2013.
     In the second quarter of 2008, reversals of previously accrued costs related to certain performance-based compensation plans were made, as performance to date is below the performance thresholds set forth in those plans.
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
The computation of basic and diluted EPS was as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

(in millions, except per share data)	2008	2007	2008	2007

Numerator for EPS:
Net income (loss)	$(5,357)	$4,277	$(13,162)	$8,407

Denominator for EPS:
Weighted average shares outstanding used in the computation of EPS:
Common stock issued	2,850	2,751	2,808	2,751
Common stock in treasury	(258)	(161)	(247)	(156)
Deferred shares	13	12	14	12

Weighted average shares outstanding – basic	2,605	2,602	2,575	2,607
Incremental shares arising from awards outstanding under share-based employee compensation plans*	—	11	—	14

Weighted average shares outstanding – diluted*	2,605	2,613	2,575	2,621

EPS:
Basic	$(2.06)	$1.64	$(5.11)	$3.22
Diluted	$(2.06)	$1.64	$(5.11)	$3.21

*	Calculated using the treasury stock method. Certain potential common shares arising from share-based employee compensation plans were not included in the computation of diluted EPS because the effect would have been antidilutive. The number of potential shares excluded was 7 million for the six-month period ended 2007.

5.	Ownership
According to the Schedule 13D filed on March 20, 2007 by C.V. Starr & Co., Inc. (Starr), Starr International Company, Inc. (SICO), Edward E. Matthews, Maurice R. Greenberg, the Maurice R. and Corinne P. Greenberg Family Foundation, Inc., the Universal Foundation, Inc., the Maurice R. and Corinne P. Greenberg Joint Tenancy Company, LLC and the C.V. Starr & Co., Inc. Trust, these reporting persons could be considered to beneficially own 354,987,261 shares of AIG’s common stock at that date. Based on the shares of AIG’s common stock outstanding at July 31, 2008, this ownership would represent approximately 13 percent of the voting stock of AIG. Although these reporting persons have made filings under Section 16 of the Exchange Act, reporting sales of shares of common stock, no amendment to the Schedule 13D has been filed to report a change in ownership subsequent to March 20, 2007.

6.	Commitments, Contingencies and Guarantees

(a)	Litigation and Investigations
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
     Various federal, state and foreign regulatory and governmental agencies are reviewing certain public disclosures, transactions and practices of AIG and its subsidiaries in connection with industry wide and other inquiries. These reviews include the inquiries by the SEC and U.S. Department of Justice (DOJ), previously confirmed by AIG, with respect to AIG’s valuation of and disclosures relating to the AIGFP super senior credit default swap portfolio. AIG has cooperated, and will continue to cooperate, in producing documents and other information in response to subpoenas and other requests. In connection with some of the SEC investigations, AIG understands that some of its employees have received Wells notices and it is possible that additional current and former employees could receive similar notices in the future. Under SEC procedures, a Wells notice is an indication that the SEC staff has made a preliminary decision to recommend enforcement action that provides recipients with an opportunity to respond to the SEC staff before a formal recommendation is finalized.
     In the opinion of AIG management, AIG’s ultimate liability for the unresolved litigation and investigation matters referred to below is not likely to have a material adverse effect on AIG’s consolidated financial condition, although it is possible that the effect would be material to AIG’s consolidated results of operations for an individual reporting period.
Litigation Relating to AIGFP’s Super Senior Credit Default Swap Portfolio
     Securities Actions – Southern District of New York. On May 21, 2008, a purported securities fraud class action complaint was filed against AIG and certain of its current and former officers and directors in the United States District Court for the Southern District of New York (the Southern District of New York). The complaint alleges that defendants made statements during the period May 11, 2007 through May 9, 2008 in press releases, the Company’s quarterly and year-end filings and during conference calls with analysts which were materially false and misleading and which artificially inflated the price of the Company’s stock. The alleged false and misleading statements relate to, among other things, unrealized market valuation losses on AIGFP’s super senior credit default swap portfolio as a result of severe credit market disruption. The complaint alleges claims under Sections 10(b) and 20(a) of the Exchange Act. Three additional purported securities class action complaints were subsequently filed in the Southern District of New York, all containing similar allegations. One of the additional complaints filed on June 19, 2008, alleges a purported class period of November 10, 2006 through June 6, 2008. The Court has not yet appointed a lead plaintiff in these actions.
     ERISA Actions – Southern District of New York. On June 25, 2008, the Company, certain of its executive officers and directors, and unnamed members of the Company’s Retirement Board and Investment Committee were named as defendants in two nearly identical separate actions filed in the Southern District of New York. The actions purport to be brought as class actions on behalf of all participants in or beneficiaries of certain pension plans sponsored by AIG or its subsidiaries (the Plans) during the period May 11, 2007 to June 25, 2008 and whose participant accounts included investments in the Company’s common stock. Plaintiffs allege, among other things, that the defendants breached their fiduciary responsibilities to Plan participants and their beneficiaries under the Employee Retirement Income Security Act of 1974, as amended (ERISA), by: (i) failing to prudently and loyally manage the Plans and the Plans’ assets; (ii) failing to provide complete and accurate information to participants and beneficiaries about the Company and the value of the Company’s stock; (iii) failing to monitor appointed Plan fiduciaries and to provide them with complete and accurate information; and (iv) breach of the duty to avoid conflicts of interest. The alleged ERISA violations relate to, among other things, the defendants’ purported failure to monitor and/or disclose unrealized market valuation losses on AIGFP’s super senior credit default swap portfolio as a result of severe credit market disruption. Three additional purported ERISA class action complaints were subsequently filed in the Southern District of New York, both containing similar allegations. It is anticipated that these actions will all be consolidated and that the Court will then appoint a lead plaintiff in the consolidated action.
     Derivative Actions – Southern District of New York. On November 20, 2007, two purported shareholder derivative actions were filed in the Southern District of New York naming as defendants the then current directors of AIG and certain senior officers of AIG and its subsidiaries. Plaintiffs assert claims for breach of fiduciary duty, waste of corporate assets and unjust enrichment, as well as violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act, among other things, in connection with AIG’s public disclosures regarding its exposure to what the lawsuits describe as the subprime market crisis. The actions were consolidated as In re American International Group, Inc. 2007 Derivative Litigation (the 2007 Derivative Litigation). On February 15, 2008, plaintiffs filed a consolidated amended complaint alleging the same causes of action. On April 15, 2008, motions to dismiss the action were filed on behalf of all defendants.
     On June 9, 2008, a purported shareholder derivative action was filed in the Southern District of New York assert-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

6.	Commitments, Contingencies and Guarantees (continued)
ing claims on behalf of AIG based generally on the same allegations as in the consolidated amended complaint in the 2007 Derivative Litigation. On June 10, 2008, the clerk of the court was informed that the action should be consolidated with the 2007 Derivative Litigation.
     Derivative Action – Supreme Court of New York. On February 29, 2008, a purported shareholder derivative complaint was filed in the Supreme Court of Nassau County, asserting the same state law claims against the same defendants as in the consolidated amended complaint in the 2007 Derivative Litigation. On May 19, 2008, defendants filed a motion to dismiss or to stay the proceedings in light of the pending 2007 Derivative Litigation.
     Action by the Starr Foundation – Supreme Court of New York. On May 7, 2008, the Starr Foundation filed a complaint in New York State Supreme Court against AIG, AIG’s former Chief Executive Officer, Martin Sullivan, and AIG’s Chief Financial Officer, Steven Bensinger, asserting a claim for common law fraud. The complaint alleges that the defendants made materially misleading statements and omissions concerning alleged multi-billion dollar losses in AIG’s portfolio of credit default swaps. The complaint asserts that if the Starr Foundation had known the truth about the alleged losses, it would have sold its remaining shares of AIG stock. The complaint alleges that the Starr Foundation has suffered damages of at least $300 million. On May 30, 2008, a motion to dismiss the complaint was filed on behalf of defendants.
2006 Regulatory Settlements and Related Matters
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
     As a result of these settlements, AIG made payments or placed amounts in escrow in 2006 totaling approximately $1.64 billion, $225 million of which represented fines and penalties. Amounts held in escrow totaling $334 million, including interest thereon, are included in other assets at June 30, 2008. At that date, all of the funds were escrowed for settlement of claims resulting from the underpayment by AIG of its residual market assessments for workers compensation.
     In addition to the escrowed funds, $800 million was deposited into a fund under the supervision of the SEC as part of the settlements to be available to resolve claims asserted against AIG by investors, including the securities class action shareholder lawsuits described below.
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
     Other Regulatory Settlements. AIG’s 2006 regulatory settlements with the SEC, DOJ, NYAG and DOI did not resolve investigations by regulators from other states into insurance brokerage practices. AIG entered into agreements effective January 29, 2008 with the Attorneys General of the States of Florida, Hawaii, Maryland, Michigan, Oregon, Texas and West Virginia; the Commonwealths of Massachusetts and Pennsylvania; and the District of Columbia; as well as the Florida Department of Financial Services and the Florida Office of Insurance Regulation, relating to their respective industry wide investigations into producer compensation and insurance placement practices. The settlements call for total payments of $12.5 million to be allocated among the ten jurisdictions representing restitution to state agencies and reimbursement of the costs of the investigation. During the term of the settlement agreements, AIG will continue to maintain certain producer compensation disclosure and ongoing compliance initiatives. AIG will also continue to cooperate with the industry wide investigations. The agreement with the Texas Attorney General also settles allegations of anticompetitive conduct relating to AIG’s relationship with Allied World Assurance Company and includes an additional settlement payment of $500,000 related thereto.
     AIG entered into an agreement effective March 13, 2008 with the Pennsylvania Insurance Department relating to the Department’s investigation into the affairs of AIG and certain of its Pennsylvania-domiciled insurance company subsidiaries. The settlement calls for total payments of approximately $13.5 million, of which approximately $4.4 million was paid under previous settlement agreements. During the term of the settlement agreement, AIG will provide annual reinsurance

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

6.	Commitments, Contingencies and Guarantees (continued)
reports, as well as maintain certain producer compensation disclosure and ongoing compliance initiatives.
     NAIC Examination of Workers Compensation Premium Reporting. During 2006, the Settlement Review Working Group of the National Association of Insurance Commissioners (NAIC), under the direction of the states of Indiana, Minnesota and Rhode Island, began an investigation into the underreporting of workers’ compensation premiums. In late 2007, the Settlement Review Working Group recommended that a multi-state targeted market conduct examination focusing on workers’ compensation insurance be commenced under the direction of the NAIC’s Market Analysis Working Group. AIG was informed of the multi-state targeted market conduct examination in January 2008. AIG has been advised that the lead states in the multi-state examination are Delaware, Florida, Indiana, Massachusetts, Minnesota, New York, Pennsylvania, and Rhode Island and that all other states (and the District of Columbia) have agreed to participate. AIG has also been advised that the examination will focus on both legacy issues and AIG’s current compliance with legal requirements applicable to AIG’s writing and reporting of workers’ compensation insurance, but as of July 31, 2008 no determinations had been made with respect to these issues.
     Securities Action – Southern District of New York. Beginning in October 2004, a number of putative securities fraud class action suits were filed in the Southern District of New York against AIG and consolidated as In re American International Group, Inc. Securities Litigation. Subsequently, a separate, though similar, securities fraud action was also brought against AIG by certain Florida pension funds. The lead plaintiff in the class action is a group of public retirement systems and pension funds benefiting Ohio state employees, suing on behalf of themselves and all purchasers of AIG’s publicly traded securities between October 28, 1999 and April 1, 2005. The named defendants are AIG and a number of present and former AIG officers and directors, as well as Starr, SICO, General Reinsurance Corporation (General Re), and PricewaterhouseCoopers LLP (PwC), among others. The lead plaintiff alleges, among other things, that AIG: (1) concealed that it engaged in anti-competitive conduct through alleged payment of contingent commissions to brokers and participation in illegal bid-rigging; (2) concealed that it used “income smoothing” products and other techniques to inflate its earnings; (3) concealed that it marketed and sold “income smoothing” insurance products to other companies; and (4) misled investors about the scope of government investigations. In addition, the lead plaintiff alleges that AIG’s former Chief Executive Officer, Maurice R. Greenberg, manipulated AIG’s stock price. The lead plaintiff asserts claims for violations of Sections 11 and 15 of the Securities Act of 1933, Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, Section 20(a) of the Exchange Act, and Section 20A of the Exchange Act. In April 2006, the court denied the defendants’ motions to dismiss the second amended class action complaint and the Florida complaint. In December 2006, a third amended class action complaint was filed, which does not differ substantially from the prior complaint. Fact and class discovery is currently ongoing. On February 20, 2008, the lead plaintiff filed a motion for class certification. On June 9, 2008, the lead plaintiff filed a motion for leave to amend its complaint to include allegations related to unrealized market valuation losses on AIGFP’s super senior credit default swap portfolio. On July 17, 2008, the Court denied lead plaintiffs’ motion for leave to amend.
     ERISA Action – Southern District of New York. Between November 30, 2004 and July 1, 2005, several ERISA actions were filed in the Southern District of New York on behalf of purported class participants and beneficiaries of three pension plans sponsored by AIG or its subsidiaries. A consolidated complaint filed on September 26, 2005 alleges a class period between September 30, 2000 and May 31, 2005 and names as defendants AIG, the members of AIG’s Retirement Board and the Administrative Boards of the plans at issue, and present or former members of AIG’s Board of Directors. The factual allegations in the complaint are essentially identical to those in the securities actions described above. The parties have reached an agreement to settle this matter for an amount within AIG’s insurance coverage limits. On July 3, 2008, the Court granted preliminary approval of the settlement. The Court has scheduled a hearing on final settlement approval for October 7, 2008.
     Derivative Action – Southern District of New York. Between October 25, 2004 and July 14, 2005, seven separate derivative actions were filed in the Southern District of New York, five of which were consolidated into a single action (the New York 2004/2005 Derivative Litigation). The complaint in this action contains nearly the same types of allegations made in the securities fraud action described above. The named defendants include current and former officers and directors of AIG, as well as Marsh & McLennan Companies, Inc. (Marsh), SICO, Starr, ACE Limited and subsidiaries (ACE), General Re, PwC, and certain employees or officers of these entity defendants. Plaintiffs assert claims for breach of fiduciary duty, gross mismanagement, waste of corporate assets, unjust enrichment, insider selling, auditor breach of contract, auditor professional negligence and disgorgement from AIG’s former Chief Executive Officer, Maurice R. Greenberg, and former Chief Financial Officer, Howard I. Smith, of incentive-based compensation and AIG share proceeds under Section 304 of the Sarbanes-Oxley Act, among others. Plaintiffs seek, among other things, compensatory damages, corporate governance reforms, and a voiding of the election of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

6.	Commitments, Contingencies and Guarantees (continued)
certain AIG directors. AIG’s Board of Directors has appointed a special committee of independent directors (special committee) to review the matters asserted in the operative consolidated derivative complaint. The court has entered an order staying this action pending resolution of the Delaware 2004/2005 Derivative Litigation discussed below. The court also has entered an order that termination of certain named defendants from the Delaware action applies to this action without further order of the court. On October 17, 2007, plaintiffs and those AIG officer and director defendants against whom the shareholder plaintiffs in the Delaware action are no longer pursuing claims filed a stipulation providing for all claims in this action against such defendants to be dismissed with prejudice. Former directors and officers Maurice R. Greenberg and Howard I. Smith have asked the court to refrain from so ordering this stipulation.
     Derivative Actions – Delaware Chancery Court. From October 2004 to April 2005, AIG shareholders filed five derivative complaints in the Delaware Chancery Court. All of these derivative lawsuits were consolidated into a single action as In re American International Group, Inc. Consolidated Derivative Litigation (the Delaware 2004/2005 Derivative Litigation). The amended consolidated complaint named 43 defendants (not including nominal defendant AIG) who, as in the New York 2004/2005 Derivative Litigation, were current and former officers and directors of AIG, as well as other entities and certain of their current and former employees and directors. The factual allegations, legal claims and relief sought in this action are similar to those alleged in the New York 2004/2005 Derivative Litigation, except that the claims are only under state law. Earlier in 2007, the court approved an agreement that AIG be realigned as plaintiff, and, on June 13, 2007, acting on the direction of the special committee, AIG filed an amended complaint against former directors and officers Maurice R. Greenberg and Howard I. Smith, alleging breach of fiduciary duty and indemnification. Also on June 13, 2007, the special committee filed a motion to terminate the litigation as to certain defendants, while taking no action as to others. Defendants Greenberg and Smith filed answers to AIG’s complaint and brought third-party complaints against certain current and former AIG directors and officers, PwC and Regulatory Insurance Services, Inc. On September 28, 2007, AIG and the shareholder plaintiffs filed a combined amended complaint in which AIG continued to assert claims against defendants Greenberg and Smith and took no position as to the claims asserted by the shareholder plaintiffs in the remainder of the combined amended complaint. In that pleading, the shareholder plaintiffs are no longer pursuing claims against certain AIG officers and directors. On February 12, 2008, the court granted AIG’s motion to stay discovery pending the resolution of claims against AIG in the New York consolidated securities action. The court also directed the parties to coordinate a briefing schedule for the motions to dismiss. On April 11, 2008, the shareholder plaintiffs filed the First Amended Combined Complaint, which added claims against former AIG directors and officers Maurice Greenberg, Edward Matthews, and Thomas Tizzio for breach of fiduciary duty based on alleged bid-rigging in the municipal derivatives market. On April 15, 2008, shareholder plaintiffs submitted a stipulation dismissing former AIG director and officer, Evan Greenberg, without prejudice. On June 13, 2008, certain defendants filed motions to dismiss the shareholder plaintiffs’ portions of the complaint.
     AIG is also named as a defendant in a derivative action in the Delaware Chancery Court brought by shareholders of Marsh. On July 10, 2008, shareholder plaintiffs filed a second consolidated amended complaint, which contains claims against AIG for aiding and abetting a breach of fiduciary duty and contribution and indemnification in connection with alleged bid-rigging and steering practices in the commercial insurance market.
     Policyholder Antitrust and RICO Actions. Commencing in 2004, policyholders brought multiple federal antitrust and Racketeer Influenced and Corrupt Organizations Act (RICO) class actions in jurisdictions across the nation against insurers and brokers, including AIG and a number of its subsidiaries, alleging that the insurers and brokers engaged in a broad conspiracy to allocate customers, steer business, and rig bids. These actions, including 24 complaints filed in different federal courts naming AIG or an AIG subsidiary as a defendant, were consolidated by the judicial panel on multi-district litigation and transferred to the United States District Court for the District of New Jersey for coordinated pretrial proceedings. The consolidated actions have proceeded in that court in two parallel actions, In re Insurance Brokerage Antitrust Litigation (the Commercial Complaint) and In re Employee Benefit Insurance Brokerage Antitrust Litigation (the Employee Benefits Complaint, and, together with the Commercial Complaint, the multi-district litigation).
     The plaintiffs in the Commercial Complaint are a group of corporations, individuals and public entities that contracted with the broker defendants for the provision of insurance brokerage services for a variety of insurance needs. The broker defendants are alleged to have placed insurance coverage on the plaintiffs’ behalf with a number of insurance companies named as defendants, including AIG subsidiaries. The Commercial Complaint also named various brokers and other insurers as defendants (three of which have since settled). The Commercial Complaint alleges, among other things, that defendants engaged in a widespread conspiracy to allocate customers through bid-rigging and steering prac-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

6.	Commitments, Contingencies and Guarantees (continued)
tices. Plaintiffs assert that the defendants violated the Sherman Antitrust Act, RICO, and the antitrust laws of 48 states and the District of Columbia, and are liable under common law breach of fiduciary duty and unjust enrichment theories. Plaintiffs seek treble damages plus interest and attorneys’ fees as a result of the alleged RICO and Sherman Antitrust Act violations.
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
     The Court in connection with the Commercial Complaint granted (without leave to amend) defendants’ motions to dismiss the federal antitrust and RICO claims on August 31, 2007 and September 28, 2007, respectively. The court declined to exercise supplemental jurisdiction over the state law claims in the Commercial Complaint and therefore dismissed it in its entirety. On January 14, 2008, the court granted defendants’ motion for summary judgment on the ERISA claims in the Employee Benefits Complaint and subsequently dismissed the remaining state law claims without prejudice, thereby dismissing the Employee Benefits Complaint in its entirety. On February 12, 2008, plaintiffs filed a notice of appeal to the United States Court of Appeals for the Third Circuit with respect to the dismissal of the Employee Benefits Complaint. Plaintiffs previously appealed the dismissal of the Commercial Complaint to the United States Court of Appeals for the Third Circuit on October 10, 2007. On July 2, 2008, the Third Circuit stayed all proceedings in both appeals pending resolution in the district court of joint motions for approval of class plaintiffs’ settlement with the Marsh defendants. On July 10, 2008, appellants filed a motion to vacate the stay, which was granted on July 30, 2008. On July 31, 2008, the Third Circuit informed the parties that oral argument in both appeals had been tentatively scheduled for April 20, 2009.
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
     Ohio Attorney General Action – Ohio Court of Common Pleas. On August 24, 2007, the Ohio Attorney General filed a complaint in the Ohio Court of Common Pleas against AIG and a number of its subsidiaries, as well as several other broker and insurer defendants, asserting violation of Ohio’s antitrust laws. The complaint, which is similar to the Commercial Complaint, alleges that AIG and the other broker and insurer defendants conspired to allocate customers, divide markets, and restrain competition in commercial lines of casualty insurance sold through the broker defendant. The complaint seeks treble damages on behalf of Ohio public purchasers of commercial casualty insurance, disgorgement on behalf of both public and private purchasers of commercial casualty insurance, as well as a $500 per day penalty for each day of conspiratorial conduct. AIG, along with other co-defendants, moved to dismiss the complaint on November 16, 2007. On June 30, 2008, the Court denied defendants’ motion to dismiss.
     Action Relating to Workers Compensation Premium Reporting – Northern District of Illinois. On May 24, 2007, the National Workers Compensation Reinsurance Pool (the NWCRP), on behalf of its participant members, filed a lawsuit in the United States District Court for the Northern District of Illinois against AIG with respect to the underpayment by AIG of its residual market assessments for workers compensation. The complaint alleges claims for violations of RICO, breach of contract, fraud and related state law claims arising out of AIG’s alleged underpayment of these assessments between 1970 and the present and seeks damages purportedly in excess of $1 billion. On August 6, 2007, the court denied AIG’s motion seeking to dismiss or stay the complaint or, in the alternative, to transfer to the Southern District of New York. On December 26, 2007, the court denied AIG’s motion to dismiss the complaint. On March 17, 2008, AIG filed an amended answer, counterclaims and third-party claims against NCCI (in its capacity as attorney-in-fact for the NWCRP), the NWCRP, its board members, and certain of the other insurance companies that are members of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

6.	Commitments, Contingencies and Guarantees (continued)
NWCRP alleging violations of RICO, as well as claims for conspiracy, fraud, and other state law claims. The counterclaim- and third-party defendants filed motions to dismiss on June 9, 2008. The motions are scheduled for decision on November 20, 2008. Discovery is currently ongoing while the motions are pending.
     Action Relating to Workers Compensation Premium Reporting – Minnesota. On February 16, 2006, the Attorney General of the State of Minnesota filed a complaint against AIG with respect to claims by the Minnesota Department of Revenue and the Minnesota Special Compensation Fund, alleging that AIG made false statements and reports to Minnesota agencies and regulators, unlawfully reducing AIG’s contributions and payments to Minnesota and certain state funds relating to its workers’ compensation premiums. While AIG settled that litigation in December 2007, a similar lawsuit was filed by the Minnesota Workers Compensation Reinsurance Association and the Minnesota Workers Compensation Insurers Association in the United States District Court for the District of Minnesota. On March 28, 2008, the court granted AIG’s motion to dismiss the case in its entirety. On April 25, 2008, plaintiffs appealed to the United States Court of Appeals for the Eighth Circuit and also filed a new complaint making similar allegations in Minnesota state court. On April 30, 2008, substantially identical claims were also filed in Minnesota state court by the Minnesota Insurance Guaranty Association and Minnesota Assigned Risk Plan.
     Action Relating to Workers Compensation Premium Reporting – District of South Carolina. A purported class action was also filed in the United States District Court for the District of South Carolina on January 25, 2008 against AIG and certain of its subsidiaries, on behalf of a class of employers that obtained workers’ compensation insurance from AIG companies and allegedly paid inflated premiums as a result of AIG’s alleged underreporting of workers’ compensation premiums. An amended complaint in the South Carolina action was filed on March 24, 2008, and AIG filed a motion to dismiss the amended complaint on April 21, 2008. On July 8, 2008, the South Carolina court granted AIG’s motion to dismiss all claims without prejudice and granted plaintiff leave to refile subject to certain conditions.
Litigation Relating to SICO and Starr
     SICO Action. In July, 2005 SICO filed a complaint against AIG in the Southern District of New York, claiming that AIG had refused to provide SICO access to certain artwork, and asking the court to order AIG immediately to release the property to SICO. AIG filed an answer denying SICO’s allegations and setting forth defenses to SICO’s claims. In addition, AIG filed counterclaims asserting breach of contract, unjust enrichment, conversion, breach of fiduciary duty, a constructive trust and declaratory judgment, relating to SICO’s breach of its commitment to use its AIG shares only for the benefit of AIG and AIG employees. On June 23, 2008, the Court denied in part and granted in part SICO’s motion for summary judgment, and on July 31, 2008 the parties submitted a joint pre-trial order.
     Derivative Action Relating to Starr and SICO. On December 31, 2002, a derivative lawsuit was filed in the Delaware Chancery Court against twenty directors and executives of AIG as well as against AIG as a nominal defendant that alleges, among other things, that the directors of AIG breached the fiduciary duties of loyalty and care by approving the payment of commissions to insurance managing general agencies owned by Starr and of rental and service fees to SICO and the executives breached their duty of loyalty by causing AIG to enter into contracts with Starr and SICO and their fiduciary duties by usurping AIG’s corporate opportunities. The complaint further alleges that the Starr agencies did not provide any services that AIG was not capable of providing itself, and that the diversion of commissions to these entities was solely for the benefit of Starr’s owners. The complaint also alleges that the service fees and rental payments made to SICO and its subsidiaries were improper. Under the terms of a stipulation approved by the court on February 16, 2006, the claims against the outside independent directors were dismissed with prejudice, while the claims against the other directors were dismissed without prejudice. In an opinion dated June 21, 2006, the Court denied defendants’ motion to dismiss, except with respect to plaintiff’s challenge to payments made to Starr before January 1, 2000. On July 21, 2006, plaintiff filed its second amended complaint, which alleges that, between January 1, 2000 and May 31, 2005, individual defendants breached their duty of loyalty by causing AIG to enter into contracts with Starr and SICO and breached their fiduciary duties by usurping AIG’s corporate opportunity. Starr is charged with aiding and abetting breaches of fiduciary duty and unjust enrichment for its acceptance of the fees. SICO is no longer named as a defendant. On June 27, 2007, Starr filed a cross-claim against AIG, alleging one count that includes contribution, unjust enrichment and setoff. On November 15, 2007, the court granted AIG’s motion to dismiss the cross-claim by Starr to the extent that it sought affirmative relief from AIG. On February 14, 2008, the court granted a motion to add former AIG officer Thomas Tizzio as a defendant. As a result, the remaining defendants in the case are AIG (the nominal defendant), Starr and former directors and officers Maurice Greenberg, Howard Smith, Edward Matthews and Thomas Tizzio. Trial is currently scheduled to begin in September 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

6.	Commitments, Contingencies and Guarantees (continued)
Litigation Matters Relating to AIG’s General Insurance Operations
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
     Gunderson. A subsidiary of AIG has been named as a defendant in a putative class action lawsuit in the 14th Judicial District Court for the State of Louisiana. The complaint alleges failure to comply with certain provisions of the Louisiana Any Willing Provider Act relating to discounts taken by defendants on bills submitted by Louisiana medical providers and hospitals that provided treatment or services to workers compensation claimants and seeks monetary penalties and injunctive relief. On January 25, 2008, plaintiffs and the AIG subsidiary agreed to resolve the lawsuit on a class-wide basis for approximately $29 million. On May 29, 2008, the court entered a Final Order and Judgment, approving the settlement and fully and finally resolving the litigation.

(b)	Commitments
Flight Equipment
At June 30, 2008, International Lease Finance Corporation (ILFC) had committed to purchase 179 new aircraft deliverable from 2008 through 2019 at an estimated aggregate purchase price of $17.6 billion. ILFC will be required to find customers for any aircraft acquired, and it must arrange financing for portions of the purchase price of such equipment.
     ILFC ordered 74 Boeing 787 aircraft with the first aircraft now scheduled to be delivered in late 2011. Boeing has made several announcements concerning the delays in the deliveries of the 787s. Boeing has informed ILFC that its 787 deliveries will be delayed 19-30 months with an average delay in excess of 27 months per aircraft and span across ILFC’s entire order, with the original contracted deliveries running from 2010 through 2017.
Other Commitments
In the normal course of business, AIG enters into commitments to invest in limited partnerships, private equities, hedge funds and mutual funds and to purchase and develop real estate in the U.S. and abroad. These commitments totaled $8.7 billion at June 30, 2008.
     On June 27, 2005, AIG entered into an agreement pursuant to which AIG agreed, subject to certain conditions, to make any payment that is not promptly paid with respect to the benefits accrued by certain employees of AIG and its subsidiaries under the SICO Plans (as discussed below under “Benefits Provided by Starr International Company, Inc. and C.V. Starr & Co., Inc.”).

(c)	Contingencies
Loss Reserves. Although AIG regularly reviews the adequacy of the established reserve for losses and loss expenses, there can be no assurance that AIG’s ultimate loss reserves will not develop adversely and materially exceed AIG’s current loss reserves. Estimation of ultimate net losses, loss expenses and loss reserves is a complex process for long-tail casualty lines of business, which include excess and umbrella liability, directors and officers liability (D&O), professional liability, medical malpractice, workers’ compensation, general liability, products liability and related classes, as well as for asbes-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

6.	Commitments, Contingencies and Guarantees (continued)
tos and environmental exposures. Generally, actual historical loss development factors are used to project future loss development. However, there can be no assurance that future loss development patterns will be the same as in the past. Moreover, any deviation in loss cost trends or in loss development factors might not be discernible for an extended period of time subsequent to the recording of the initial loss reserve estimates for any accident year. Thus, there is the potential for reserves with respect to a number of years to be significantly affected by changes in loss cost trends or loss development factors that were relied upon in setting the reserves. These changes in loss cost trends or loss development factors could be attributable to changes in inflation, in labor and material costs or in the judicial environment, or in other social or economic phenomena affecting claims.
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
AIG and certain of its subsidiaries become parties to derivative financial instruments with market risk resulting from both dealer and end-user activities to reduce currency, interest rate, equity and commodity exposures. These instruments are carried at their fair value in the consolidated balance sheet. The majority of AIG’s derivative activity is transacted by AIGFP. See Note 8 to the 2007 Annual Report on Form 10-K.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

7.	Employee Benefits
The components of the net periodic benefit cost with respect to pensions and other postretirement benefits were as follows:

	Pensions			Postretirement

	Non-U.S.	U.S.		Non-U.S.	U.S.
(in millions)	Plans	Plans	Total	Plans	Plans	Total

Three Months Ended June 30, 2008
Components of net periodic benefit cost:
Service cost	$26	$32	$58	$2	$2	$4
Interest cost	14	50	64	1	4	5
Expected return on assets	(12)	(59)	(71)	–	–	–
Amortization of prior service cost	(2)	(1)	(3)	–	–	–
Amortization of net loss	3	5	8	–	–	–
Settlement loss	2	–	2	–	–	–

Net periodic benefit cost	$31	$27	$58	$3	$6	$9

Three Months Ended June 30, 2007
Components of net periodic benefit cost:
Service cost	$21	$30	$51	$2	$3	$5
Interest cost	12	44	56	–	4	4
Expected return on assets	(9)	(54)	(63)	–	–	–
Amortization of prior service cost	(3)	–	(3)	–	(1)	(1)
Amortization of net loss	3	9	12	–	–	–
Settlement loss	1	–	1	–	–	–

Net periodic benefit cost	$25	$29	$54	$2	$6	$8

Six Months Ended June 30, 2008
Components of net periodic benefit cost:
Service cost	$50	$64	$114	$4	$4	$8
Interest cost	28	100	128	2	8	10
Expected return on assets	(23)	(119)	(142)	–	–	–
Amortization of prior service cost	(5)	(1)	(6)	–	–	–
Amortization of net loss	7	9	16	–	–	–
Settlement loss	2	–	2	–	–	–

Net periodic benefit cost	$59	$53	$112	$6	$12	$18

Six Months Ended June 30, 2007
Components of net periodic benefit cost:
Service cost	$44	$60	$104	$3	$5	$8
Interest cost	24	89	113	1	8	9
Expected return on assets	(18)	(107)	(125)	–	–	–
Amortization of prior service cost	(5)	(1)	(6)	–	(1)	(1)
Amortization of net loss	5	18	23	–	–	–
Settlement loss	1	–	1	–	–	–

Net periodic benefit cost	$51	$59	$110	$4	$12	$16

8.	Federal Income Taxes
Interim Period Tax Assumptions and Effective Tax Rates
AIG’s interim period tax expense or benefit is measured using an estimated annual effective tax rate. To the extent that a portion of AIG’s annual pretax income or loss cannot be reliably estimated, the actual tax expense or benefit applicable to that income or loss is reported in the interim period in which the related income or loss is reported. AIG is unable to reliably estimate other-than-temporary impairments and the operating results of AIGFP. Therefore, the related tax effect of other-than-temporary impairments, which is calculated at the applicable local statutory rate (predominantly 35 percent), and the operating results of AIGFP, which are tax effected at the U.S. statutory tax rate of 35 percent, are reported as discrete adjustments to the estimated annual effective tax rate that AIG applies to all other pretax income.
     The effective tax rate on the pre-tax loss for the three-month period ended June 30, 2008 was 38.4 percent. The effective tax rate was higher than the statutory rate of 35

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

8.	Federal Income Taxes (continued)
percent due primarily to tax benefits from foreign operations and tax exempt interest. The effective tax rate on the pre-tax loss for the six-month period ended June 30, 2008 was 34.4 percent. The effective tax rate was adversely affected by $703 million of tax charges from the first three months of 2008, comprised of increases in the reserves for uncertain tax positions and other discrete period items. The effective tax rate on the pre-tax income for the three- and six-month periods ended June 30, 2007 was 26.5 percent and 27.2 percent, respectively. The effective tax rates were low, due primarily to benefits from remediation adjustments and the recognition of tax benefits associated with the SICO Plan for which the compensation expense was recognized in prior years.
Tax Filings and Examinations
On April 3, 2008, AIG filed a refund claim for tax years 1997 through 2004. The refund claim relates to the tax effect of the restatement of AIG’s 2004 and prior financial statements.
     There has been no material change to the status of the assertion of additional tax made by the Internal Revenue Service (IRS) in their Statutory Notice of Deficiency as described in AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008. AIG continues to believe that it has adequate reserves for any liability that could result from the IRS actions.
     In the second quarter of 2008, three separate court decisions were rendered relating to certain leasing transactions, which were adverse to the affected taxpayers. In accordance with FIN 48 and FSP 13-2, AIG evaluated the effect of these decisions on leasing transactions of AIG subsidiaries and adjusted the timing of cash flows relating to income taxes generated by the transactions. AIG recorded a $100 million after-tax charge in the quarter ended June 30, 2008 as a result of this evaluation.
FIN 48
As of June 30, 2008 and December 31, 2007, AIG’s unrecognized tax benefits, excluding interest and penalties, were $2.5 billion and $1.3 billion, respectively. As of June 30, 2008 and December 31, 2007, AIG’s unrecognized tax benefits included $965 million and $299 million, respectively, related to tax positions the disallowance of which would not affect the effective tax rate. Accordingly, as of June 30, 2008 and December 31, 2007, the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $1.5 billion and $1.0 billion, respectively. Substantially all of the increase as of June 30, 2008 was attributable to the quarter ended March 31, 2008.
     At June 30, 2008, AIG had accrued $429 million for the payment of interest (net of the federal benefit) and penalties.
     AIG continually evaluates proposed adjustments by taxing authorities. At June 30, 2008, such proposed adjustments would not result in a material change to AIG’s consolidated financial condition, although it is possible that the effect could be material to AIG’s consolidated results of operations for an individual reporting period. Although it is reasonably possible that a significant change in the balance of unrecognized tax benefits may occur within the next twelve months, at this time it is not possible to estimate the range of the change due to the uncertainty of the potential outcomes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

9.	Information Provided in Connection with Outstanding Debt
The following condensed consolidating financial statements reflect the following:

•	AIG Life Holdings (US), Inc. (AIGLH), formerly known as American General Corporation, is a holding company and a wholly owned subsidiary of AIG. AIG provides a full and unconditional guarantee of all outstanding debt of AIGLH.

•	AIG Liquidity Corp. is a wholly owned subsidiary of AIG. AIG provides a full and unconditional guarantee of all obligations of AIG Liquidity Corp.

•	AIG Program Funding, Inc. is a wholly owned subsidiary of AIG. AIG provides a full and unconditional guarantee of all obligations of AIG Program Funding, Inc.
Condensed Consolidating Balance Sheet

	American
	International		AIG	AIG
	Group, Inc.		Liquidity	Program	Other		Consolidated
(in millions)	(As Guarantor)	AIGLH	Corp.	Funding, Inc.	Subsidiaries	Eliminations	AIG

June 30, 2008
Assets:
Investments and Financial Services assets	$28,453	$40	$–	$–	$829,778	$(22,669)	$835,602
Cash	3	–	–	–	2,226	–	2,229
Carrying value of subsidiaries and partially owned companies, at equity	91,567	19,869	–	–	19,151	(129,959)	628
Other assets	19,511	2,608	–	–	189,172	126	211,417

Total assets	$139,534	$22,517	$–	$–	$1,040,327	$(152,502)	$1,049,876

Liabilities:
Insurance liabilities	$–	$–	$–	$–	$557,673	$(108)	$557,565
Debt	47,827	2,136	–	–	149,034	(20,359)	178,638
Other liabilities	13,619	2,991	–	–	220,587	(1,712)	235,485

Total liabilities	61,446	5,127	–	–	927,294	(22,179)	971,688

Preferred shareholders’ equity in subsidiary companies	–	–	–	–	100	–	100
Total shareholders’ equity	78,088	17,390	–	–	112,933	(130,323)	78,088

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$139,534	$22,517	$–	$–	$1,040,327	$(152,502)	$1,049,876

December 31, 2007
Assets:
Investments and Financial Services assets	$14,648	$40	$–	$–	$849,144	$(21,790)	$842,042
Cash	84	1	–	–	2,199	–	2,284
Carrying value of subsidiaries and partially owned companies, at equity	111,714	24,396	–	–	18,542	(153,998)	654
Other assets	9,414	2,592	–	–	191,220	155	203,381

Total assets	$135,860	$27,029	$–	$–	$1,061,105	$(175,633)	$1,048,361

Liabilities:
Insurance liabilities	$43	$–	$–	$–	$534,369	$(75)	$534,337
Debt	36,045	2,136	–	–	156,003	(18,135)	176,049
Other liabilities	3,971	2,826	–	–	238,362	(3,085)	242,074

Total liabilities	40,059	4,962	–	–	928,734	(21,295)	952,460

Preferred shareholders’ equity in subsidiary companies	–	–	–	–	100	–	100
Total shareholders’ equity	95,801	22,067	–	–	132,271	(154,338)	95,801

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$135,860	$27,029	$–	$–	$1,061,105	$(175,633)	$1,048,361

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

9.	Information Provided in Connection with Outstanding Debt (continued)
Condensed Consolidating Statement of Income (Loss)

	American
	International		AIG		AIG
	Group, Inc.		Liquidity		Program	Other		Consolidated
(in millions)	(As Guarantor)	AIGLH	Corp.		Funding, Inc.	Subsidiaries	Eliminations	AIG

Three Months Ended June 30, 2008
Operating income (loss)	$(52)	$(20)	$	*	$–	$(8,684)	$–	$(8,756)
Equity in undistributed net income of consolidated subsidiaries	(6,164)	(1,729)		–	–	–	7,893	–
Dividend income from consolidated subsidiaries	724	–		–	–	–	(724)	–
Income taxes (benefits)	(135)	(4)		*	–	(3,218)	–	(3,357)
Minority interest	–	–		–	–	42	–	42

Net income (loss)	$(5,357)	$(1,745)	$	*	$–	$(5,424)	$7,169	$(5,357)

Three Months Ended June 30, 2007
Operating income (loss)	$(282)	$(13)	$	*	$–	$6,623	$–	$6,328
Equity in undistributed net income of consolidated subsidiaries	3,605	340		–	–	–	(3,945)	–
Dividend income from consolidated subsidiaries	879	218		–	–	–	(1,097)	–
Income taxes (benefits)	(75)	(15)		*	–	1,769	–	1,679
Minority interest	–	–		–	–	(372)	–	(372)

Net income (loss)	$4,277	$560	$	*	$–	$4,482	$(5,042)	$4,277

Six Months Ended June 30, 2008
Operating income (loss)	$(885)	$(41)	$	*	$–	$(19,094)	$–	$(20,020)
Equity in undistributed net income of consolidated subsidiaries	(13,918)	(2,975)		–	–	–	16,893	–
Dividend income from consolidated subsidiaries	1,473	–		–	–	–	(1,473)	–
Income taxes (benefits)	(168)	(7)		*	–	(6,719)	–	(6,894)
Minority interest	–	–		–	–	(36)	–	(36)

Net income (loss)	$(13,162)	$(3,009)	$	*	$–	$(12,411)	$15,420	$(13,162)

Six Months Ended June 30, 2007
Operating income (loss)	$(543)	$(86)	$	*	$–	$13,129	$–	$12,500
Equity in undistributed net income of consolidated subsidiaries	6,849	491		–	–	–	(7,340)	–
Dividend income from consolidated subsidiaries	2,165	658		–	–	–	(2,823)	–
Income taxes (benefits)	64	(7)		*	–	3,348	–	3,405
Minority interest	–	–		–	–	(688)	–	(688)

Net income (loss)	$8,407	$1,070	$	*	$–	$9,093	$(10,163)	$8,407

*Less than $1 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

9.	Information Provided in Connection with Outstanding Debt (continued)
Condensed Consolidating Statement of Cash Flows

	American
	International		AIG		AIG
	Group, Inc.		Liquidity		Program	Other	Consolidated
(in millions)	(As Guarantor)	AIGLH	Corp.		Funding, Inc.	Subsidiaries	AIG

Six Months Ended June 30, 2008
Net cash provided by (used in) operating activities	$(594)	$115	$	*	$–	$17,068	$16,589

Cash flows from investing:
Invested assets disposed	603	–		–	–	79,738	80,341
Invested assets acquired	(2,096)	–		–	–	(87,214)	(89,310)
Other	(11,466)	(116)		*	–	(1,412)	(12,994)

Net cash provided by (used in) investing activities	(12,959)	(116)		*	–	(8,888)	(21,963)

Cash flows from financing activities:
Issuance of debt	13,080	–		–	–	42,605	55,685
Repayments of debt	(1,912)	–		–	–	(54,733)	(56,645)
Proceeds from common stock issued	7,343					–	7,343
Payments advanced to purchase shares	(1,000)	–		–	–	–	(1,000)
Cash dividends paid to shareholders	(1,036)	–		–	–	–	(1,036)
Other	(3,003)	–		*	–	3,930	927

Net cash provided by (used in) financing activities	13,472	–		*	–	(8,198)	5,274

Effect of exchange rate changes on cash	–	–		–	–	45	45

Change in cash	(81)	(1)		*	–	27	(55)
Cash at beginning of period	84	1		–	–	2,199	2,284

Cash at end of period	$3	$–	$	*	$–	$2,226	$2,229

Six Months Ended June 30, 2007
Net cash provided by (used in) operating activities	$(1,076)	$172	$	*	$–	$18,335	$17,431

Cash flows from investing:
Invested assets disposed	1,768	–		–	–	82,139	83,907
Invested assets acquired	(6,857)	–		–	–	(99,942)	(106,799)
Other	(2,012)	(76)		*	–	(15,334)	(17,422)

Net cash provided by (used in) investing activities	(7,101)	(76)		*	–	(33,137)	(40,314)

Cash flows from financing activities:
Issuance of debt	11,958	–		–	–	38,133	50,091
Repayments of debt	(790)	–		–	–	(34,147)	(34,937)
Proceeds from common stock issued	–	–		–	–	–	–
Payments advanced to purchase shares	(4,000)	–		–	–	–	(4,000)
Cash dividends paid to shareholders	(859)	–		–	–	–	(859)
Other	1,828	(96)		*	–	10,920	12,652

Net cash provided by (used in) financing activities	8,137	(96)		*	–	14,906	22,947

Effect of exchange rate changes on cash	–	–		–	–	(19)	(19)

Change in cash	(40)	–		*	–	85	45
Cash at beginning of period	76	–		–	–	1,514	1,590

Cash at end of period	$36	$–	$	*	$–	$1,599	$1,635

*Less than $1 million.
During the second quarter of 2008, AIG made certain revisions to the American International Group, Inc. (as Guarantor) Condensed Statement of Cash Flows, primarily relating to the effect of reclassifying certain intercompany and securities lending balances. Accordingly, AIG revised the previous period presented to conform to the revised presentation. There was no effect on the Consolidated Statement of Cash Flows or ending cash balances.
The revisions and their effect on the American International Group, Inc. (as Guarantor) Condensed Statement of Cash Flows for the six months ended June 30, 2007 were as follows:

	Originally Reported
(in millions)	June 30, 2007	Revisions	As Revised

Cash flows provided by (used in) operating activities	$743	$(1,819)	$(1,076)

Cash flows provided by (used in) investing activities	(7,215)	114	(7,101)

Cash flows provided by (used in) financing activities	6,432	1,705	8,137

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
American International Group, Inc. and Subsidiaries

10.	Cash Flows
During 2007, AIG made certain revisions to the Consolidated Statement of Cash Flows, primarily relating to the effect of reclassifying certain policyholders’ account balances, the elimination of certain intercompany balances and revisions related to separate account assets. Accordingly, AIG revised the previous periods presented to conform to the revised presentation. There was no effect on ending cash balances.
     In addition, the table below reflects the effects of the adoption of FSP FIN 39-1 as discussed in Note 1, Summary of Significant Accounting Policies.
The revisions and their effect on the Consolidated Statement of Cash Flows for the six months ended June 30, 2007 were as follows:

	Originally Reported
(in millions)	June 30, 2007	Revisions	As Revised

Cash flows provided by (used in) from operating activities	$15,071	$2,360	$17,431

Cash flows provided by (used in) from investing activities	(37,873)	(2,441)	(40,314)

Cash flows provided by (used in) financing activities	22,866	81	22,947

American International Group, Inc. and Subsidiaries

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide the reader a narrative with respect to AIG’s operations, financial condition and liquidity and certain other significant matters.
Cautionary Statement Regarding Projections and Other Information About Future Events
This Quarterly Report on Form 10-Q and other publicly available documents may include, and AIG’s officers and representatives may from time to time make, projections concerning financial information and statements concerning future economic performance and events, plans and objectives relating to management, operations, products and services, and assumptions underlying these projections and statements. These projections and statements are not historical facts but instead represent only AIG’s belief regarding future events, many of which, by their nature, are inherently uncertain and outside AIG’s control. These projections and statements may address, among other things, the status and potential future outcome of the current regulatory and civil proceedings against AIG and their potential effect on AIG’s businesses, financial condition, results of operations, cash flows and liquidity, AIG’s exposures to subprime mortgages, monoline insurers and the residential and commercial real estate markets and AIG’s strategy for growth, product development, market position, financial results and reserves. It is possible that AIG’s actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these projections and statements. Factors that could cause AIG’s actual results to differ, possibly materially, from those in the specific projections and statements are discussed in Outlook and throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Item 1A. Risk Factors of AIG’s Annual Report on Form 10-K for the year ended December 31, 2007 (2007 Annual Report on Form 10-K). AIG is not under any obligation (and expressly disclaims any such obligations) to update or alter any projection or other statement, whether written or oral, that may be made from time to time, whether as a result of new information, future events or otherwise.

American International Group, Inc. and Subsidiaries
In addition to reviewing AIG’s results for the three and six months ended June 30, 2008, this Management’s Discussion and Analysis of Financial Condition and Results of Operations supplements and updates the information and discussion included in the 2007 Annual Report on Form 10-K. Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, AIG presents its operations in the way it believes will be most meaningful. Statutory loss ratios and combined ratios are presented in accordance with accounting principles prescribed by insurance regulatory authorities because these are standard measures of performance filed with insurance regulatory authorities and used for analysis in the insurance industry and thus allow more meaningful comparisons with AIG’s insurance competitors. AIG also uses cross-references to additional information included in this Quarterly Report on Form 10-Q and in the 2007 Annual Report on Form 10-K to assist readers seeking related information on a particular subject.
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
General Trends
In mid-2007, the U.S. residential mortgage market began to experience serious disruption due to credit quality deterioration in a significant portion of loans originated, particularly to non-prime and subprime borrowers; evolving changes in the regulatory environment; a residential housing market characterized by a slowing pace of transactions and declining prices; increased cost and reduced availability of borrowings for mortgage participants; a rising unemployment rate; increased delinquencies in non-mortgage consumer credit; and illiquid credit markets. The conditions continued and worsened throughout 2007 and to date in 2008, expanding into the broader U.S. credit markets and resulting in greater volatility, less liquidity, widening of credit spreads, a lack of price transparency and increased credit losses in certain markets.
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
     The operating results of AIG’s consumer finance and mortgage guaranty operations in the United States have been and are likely to continue to be adversely affected by the factors referred to above. The downward cycle in the U.S. housing market is not expected to improve until residential inventories return to a more normal level and the mortgage credit market stabilizes. The duration and severity of the downward cycle could be further negatively affected in the event of an economic recession. AIG expects that this

American International Group, Inc. and Subsidiaries
downward cycle will continue to adversely affect UGC’s operating results for the foreseeable future and will result in a significant operating loss for UGC through at least the first half of 2009. AIG also incurred substantial unrealized market valuation losses on AIGFP’s super senior credit default swap portfolio and substantial other-than-temporary impairment charges on AIG’s available for sale securities in the first six months of 2008 and fourth quarter of 2007. The results from AIG’s operations with exposure to the U.S. residential mortgage market will be highly dependent on future market conditions. Continuing market deterioration will cause AIG to report additional unrealized market valuation losses and impairment charges. Given the current difficult market conditions, AIG is not able to predict the extent of any future market valuation losses or impairment charges. Moreover, AIG is unable to assess the effect, if any, that recent transactions involving sales of large portfolios of CDOs will have on the pricing of its credit default swaps, referenced CDOs or available for sale securities or on collateral posting requirements. There can be no assurance that increased claims activity, operating losses, unrealized market valuation losses and impairment charges will not be material to AIG’s consolidated financial condition or AIG’s consolidated results of operations for an individual reporting period.
     The ongoing effect of the downward cycle in the U.S. housing market on AIG’s consolidated financial condition could be material if the market disruption continues to expand beyond the residential mortgage markets, notwithstanding AIG’s efforts to mitigate the risks to its business by disciplined underwriting and active risk management. AIG is also exploring measures to further protect its capital, reduce risks where appropriate and enhance its overall liquidity.
     A significant portion of AIGFP’s guaranteed investment agreements (GIAs) and financial derivative transactions include provisions that require AIGFP, upon a downgrade of AIG’s long-term debt ratings, to post collateral or, with the consent of the counterparties, assign or repay its positions or arrange a substitute guarantee of its obligations by an obligor with higher debt ratings.
     It is estimated that, as of the close of business on July 31, 2008, based on AIGFP’s outstanding municipal GIAs and financial derivative transactions at that date, a downgrade of AIG’s long-term senior debt ratings to ‘A1’ by Moody’s Investors Service (Moody’s) and ‘A+’ by Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. (S&P), would permit counterparties to make additional calls for up to approximately $13.3 billion of collateral, while a downgrade to ‘A2’ by Moody’s and ‘A’ by S&P would permit counterparties to call for approximately $1.2 billion of additional collateral. If either of Moody’s or S&P downgraded AIG’s ratings to ‘A1’ or ‘A+’, respectively, the estimated collateral call would be for up to approximately $10.5 billion, while a downgrade to ‘A2’ or ‘A’, respectively, by either of the two rating agencies would permit counterparties to call for up to approximately $1.1 billion of additional collateral.
     Furthermore, a downgrade of AIG’s long-term senior debt ratings to ‘A1’ by Moody’s or to the same levels by both rating agencies would permit either AIG or the counterparties to elect early termination of contracts resulting in payments of up to approximately $4.6 billion, while a downgrade to ‘A2’ by Moody’s and ‘A’ by S&P would permit either AIG or the counterparties to elect early termination of additional contracts resulting in additional payments of up to approximately $800 million. AIGFP believes that it is unlikely that certain of these counterparties would exercise their rights to elect termination of their contracts given the substantial economic benefit that such counterparties would forfeit upon termination.
     The actual amount of collateral that AIGFP would be required to post to counterparties in the event of such downgrades, or the aggregate amount of payments that AIG could be required to make, depends on market conditions, the fair value of outstanding affected transactions and other factors prevailing at the time of the downgrade. Additional obligations to post collateral or the costs of assignment, repayment or alternative credit support would increase the demands on AIG’s liquidity. Further downgrades could result in requirements for substantial additional collateral, which could have a material adverse effect on AIG’s liquidity. For a further discussion of AIG’s credit ratings and the potential effect of posting collateral on AIG’s liquidity, see — Capital Resources and Liquidity — Credit Ratings and — Liquidity herein.
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
     As a result of the disruption of the U.S. residential housing market, AIG recognized other-than-temporary impairment charges over the last three quarters. Accordingly, any accretion to the expected recovery amount will be recognized in earnings in future periods over the expected recovery periods.
     AIG tested goodwill for impairment as of June 30, 2008 and no impairment was identified. However, as a result of structural trends in the consumer finance market and the current competitive environment in the personal lines market,

American International Group, Inc. and Subsidiaries
the excess of the fair value over the carrying value of AIG’s Consumer Finance and Personal Lines reporting units has narrowed. As of June 30, 2008, goodwill related to each of these reporting units amounted to approximately $700 million. A continuation of these trends could result in impairment in goodwill for these reporting units in the future.
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
     Workers compensation remains under considerable pricing pressure, as statutory rates continue to decline. Rates for most casualty lines of insurance continue to decline due to competitive pressures, particularly for aviation, excess casualty and D&O exposures. Rates for commercial property lines are also declining following another year of relatively low catastrophe losses in 2007, a decline that is continuing despite increased natural catastrophe losses in 2008. Further price erosion is expected during the remainder of 2008 for the commercial lines. AIG seeks to mitigate the decline by constantly seeking out profitable opportunities across its diverse product lines and distribution networks while maintaining a commitment to underwriting discipline. There can be no assurance that price erosion will not become more widespread or that AIG’s profitability will not deteriorate from current levels in major commercial lines.
     The personal lines automobile insurance industry is currently experiencing a soft market. Industry underwriting results are expected to deteriorate due to a generally weakening economy and increasing loss trends. AIG’s personal auto business has been affected by these trends, but AIG has filed rate increases, tightened underwriting guidelines and made pricing enhancements to seek to improve the underwriting results.
     AIG has capital maintenance agreements with the companies included in the Commercial Insurance and Mortgage Guaranty reporting units that set forth procedures through which AIG will provide ongoing capital support. AIG expects that additional capital contributions may be required during the remainder of 2008 pursuant to these agreements.
Life Insurance & Retirement Services
Disruption in the U.S. residential mortgage and credit markets had a significant adverse effect on Life Insurance & Retirement Services operating results, specifically its net investment income and net realized capital losses in 2007 and the first six months of 2008, and AIG expects that this disruption will continue to be a key factor in the remainder of 2008 and beyond, especially in its U.S.-based operations. The volatility in operating results will be further magnified by the continuing market shift to variable products with living benefits.
     In response to the market disruption, AIG, including Domestic Life and Domestic Retirement Services, has been increasing its liquidity position and investing in shorter duration investments. While prudent in the current environment, such actions will reduce overall investment yields for the foreseeable future.
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
     During the second quarter of 2008, AIG made capital contributions aggregating $1.1 billion to the surplus of certain of its Domestic Life Insurance and Domestic Retirement Services subsidiaries to replace a portion of the capital lost as a result of net realized capital losses, including other-than temporary impairments. In Taiwan, $361 million was contributed to meet the needs of this growing business and increased risk-based capital requirements. AIG expects that it will make additional capital contributions to these operations during the remainder of 2008, in large measure due to the continued effect of net realized capital losses resulting from severity-related other-than-temporary impairment charges.
Financial Services
During 2008, AIGFP’s revenues from certain products have declined, in part, as a consequence of the continued disruption in the credit markets, the general decline in liquidity in the marketplace, and AIGFP’s efforts to manage its liquidity. Furthermore, AIGFP has not been able to replace revenues previously generated from certain structured tax and credit derivative transactions that were terminated or matured at the end of 2007 and early 2008. AIG expects that

American International Group, Inc. and Subsidiaries
AIGFP’s operating results will continue to be adversely affected for the foreseeable future.
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
     For additional information regarding AIG’s methodology, models and assumptions with respect to the valuation and credit-based analyses of the AIGFP super senior credit default swap portfolio, see Critical Accounting Estimates — Fair Value Measurements of Certain Financial Assets and Liabilities — AIGFP’s Super Senior Credit Default Swap Portfolio, and — Valuation of Level 3 Assets and Liabilities — Super senior credit default swap portfolio. See Risk Management — Credit Derivatives.
     The ongoing disruption in the U.S. residential mortgage and credit markets and the downgrades of residential mortgage-backed securities and CDO securities by rating agencies continue to adversely affect the fair value of the super senior credit default swap portfolio written by AIGFP. AIG expects that continuing limitations on the availability of market observable data will affect AIG’s determinations of the fair value of these derivatives. The fair value of these derivatives is expected to continue to fluctuate, perhaps materially, in response to changing market conditions, and AIG’s estimates of the value of AIGFP’s super senior credit default swap portfolio at future dates could therefore be materially different from current estimates. Further declines in the fair values of these derivatives may also require AIGFP to post additional collateral which may be material to AIGFP’s financial condition.
     At June 30, 2008, the fair value of AIGFP’s super senior credit default swap portfolio, a net loss of $26.1 billion, represents AIG’s best estimate of the amount it would need to pay a willing, able and knowledgeable third party to assume the obligations under AIGFP’s super senior credit default swap portfolio at that date.
     At June 30, 2008, AIG used a roll rate analysis to stress the AIGFP super senior multi-sector CDO credit default swap portfolio for potential pre-tax realized credit losses. Two scenarios illustrated in this process resulted in potential realized credit losses of approximately $5.0 billion (Scenario A) and approximately $8.5 billion (Scenario B). Actual ultimate realized credit losses are likely to vary, perhaps materially, from these scenarios, and there can be no assurance that the ultimate realized credit losses related to the AIGFP super senior multi-sector CDO credit default swap portfolio will be consistent with either scenario or that such realized credit losses will not exceed the potential realized credit losses illustrated by Scenario B. For a further discussion of AIG’s stress testing using the roll rate analyses, see Risk Management — Stress Testing/Sensitivity Analysis.
     Approximately $307 billion of the $441 billion in notional exposure on AIGFP’s super senior credit default swap portfolio as of June 30, 2008 was written to facilitate regulatory capital relief for financial institutions primarily in Europe. AIG expects that the majority of these transactions will be terminated within the next 9 to 21 months by AIGFP’s counterparties when they no longer provide the regulatory capital benefit.
     In light of early termination experience to date and after other comprehensive analyses, AIG determined that there was no unrealized market valuation adjustment to be recognized for this regulatory capital relief portfolio for the six months ended June 30, 2008 other than for transactions where AIGFP believes the counterparties are no longer using the transactions to obtain regulatory capital relief. AIG will continue to assess the valuation of this portfolio and monitor developments in the marketplace. Given the significant deterioration in the global credit markets and the risk that AIGFP’s expectations with respect to the termination of these transactions by its counterparties may not materialize, there can be no assurance that AIG will not recognize unrealized market valuation losses from this portfolio in future periods, and recognition of even a small percentage decline in the fair value of this portfolio could be material to an individual reporting period. These transactions contributed approximately $156 million to AIGFP’s revenues in the six-month period ended June 30, 2008. If AIGFP is not successful in replacing the revenues generated by these transactions, AIGFP’s operating results could be materially adversely affected.
     The airline industry is experiencing financial stress primarily due to record-high fuel costs, tightening of the credit markets and generally worsening economic conditions. This financial stress is causing a slow-down in the airline industry, and will likely have a negative effect on future lease rates and could begin to influence ILFC’s results of operations as some airlines may approach ILFC to renegotiate transactions.
Asset Management
In the Institutional Asset Management business, management fees are earned based on the value of assets under management or committed capital. Declines in the equity and credit markets negatively affect the value of these investments

American International Group, Inc. and Subsidiaries
which may result in lower base management fees. Additionally, real estate investments are made through AIG Global Real Estate Investment Corp. (AIG Global Real Estate), typically for the purpose of development or repositioning and subsequent sale. Softening of the real estate and/or credit markets may delay the timing of development, repositioning and subsequent sale of these investments.
     From time to time, AIG Global Asset Management Holdings Corp. and its subsidiaries and affiliated companies (collectively, AIG Investments) acquires alternative investments, primarily consisting of direct controlling equity interests in private enterprises, with the intention of transferring such investments to a to-be-established AIG sponsored fund or acquiring such investments to be held temporarily until distribution to a third party or AIG affiliate is completed (warehoused assets). Market conditions may impede AIG from launching new investment products for which these warehoused assets are being held. Market conditions may also prevent AIG from recovering its investment upon transfer or divestment.
     For a description of important factors that may affect the operations and initiatives described above, see Item 1A. Risk Factors in the 2007 Annual Report on Form 10-K.
Consolidated Results
AIG’s consolidated revenues, income (loss) before income taxes, minority interest and net income (loss) were as follows:

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
			Increase/			Increase/
(in millions)	2008	2007	(Decrease)	2008	2007	(Decrease)

Total revenues	$19,933	$31,150	(36)%	$33,964	$61,795	(45)%

Income (loss) before income taxes and minority interest	(8,756)	6,328	—	(20,020)	12,500	—

Net income (loss)	$(5,357)	$4,277	—%	$(13,162)	$8,407	—%

     AIG’s consolidated revenues decreased in the three and six-month periods ended June 30, 2008 compared to the same periods in 2007 due to unrealized market valuation losses of $5.6 billion and $14.7 billion, respectively, on AIGFP’s super senior credit default swap portfolio recorded in other income, higher net realized capital losses and a decline in net investment income, which more than offset growth in premiums and other considerations in the Life Insurance & Retirement Services segment. Net realized capital losses of $6.1 billion and $12.2 billion in the three and six-month periods ended June 30, 2008, respectively, included other-than-temporary impairment charges of $6.8 billion and $12.4 billion, primarily related to the significant disruption in the residential mortgage and credit markets and investment-related losses of $241 million and $1.0 billion where AIG lacks the intent to hold the investments to recovery. Total other-than-temporary impairment charges in the three- and six-month periods ended June 30, 2007 were $417 million and $884 million, respectively. See Invested Assets — Portfolio Review — Other-Than-Temporary Impairments herein. The decline in net investment income reflects higher trading account losses in the U.K., lower returns from yield enhancement income, partnerships, hedge funds and mutual funds as well as lower policyholder trading gains in Life Insurance & Retirement Services. Policyholder trading gains are offset by a charge to incurred policy losses and benefits expense.
     Income (loss) before income taxes and minority interest declined in the three- and six-month periods ended June 30, 2008 due primarily to the losses described above.
Income Taxes
The effective tax rate on the pre-tax loss for the three-month period ended June 30, 2008 was 38.4 percent. The effective tax rate was higher than the statutory rate of 35 percent due primarily to tax benefits from foreign operations and tax exempt interest. The effective tax rate on the pre-tax loss for the six-month period ended June 30, 2008 was 34.4 percent. The effective tax rate was adversely affected by $703 million of tax charges from the first three months of 2008, comprised of increases in the reserves for uncertain tax positions and other discrete period items. The effective tax rate on the pre-tax income for the three- and six-month periods ended June 30, 2007 was 26.5 percent and 27.2 percent, respectively. The effective tax rates were low due primarily to benefits from remediation adjustments and the recognition of tax benefits associated with the SICO Plan for which the compensation expense was recognized in prior years. See also Note 8 to Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries
Segment Results
The following table summarizes the operations of each principal segment: (See also Note 2 to Consolidated Financial Statements.)

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
Operating Segments			Increase/			Increase/
(in millions)	2008	2007	(Decrease)	2008	2007	(Decrease)

Total revenues(a):
General Insurance	$12,757	$12,928	(1)%	$25,046	$25,831	(3)%
Life Insurance & Retirement Services(b)	10,161	14,023	(28)	18,913	27,705	(32)
Financial Services(c)(d)	(3,605)	2,123	—	(10,165)	4,324	—
Asset Management(e)	797	1,781	(55)	648	3,450	(81)
Other	208	263	(21)	80	394	(80)
Consolidation and eliminations	(385)	32	—	(558)	91	—

Total	$19,933	$31,150	(36)%	$33,964	$61,795	(45)%

Operating income (loss)(a):
General Insurance	$827	$2,976	(72)%	$2,164	$6,072	(64)%
Life Insurance & Retirement Services(b)	(2,401)	2,620	—	(4,232)	4,901	—
Financial Services(c)(d)	(5,905)	47	—	(14,677)	339	—
Asset Management(e)	(314)	927	—	(1,565)	1,685	—
Other	(715)	(460)	—	(1,483)	(930)	—
Consolidation and eliminations	(248)	218	—	(227)	433	—

Total	$(8,756)	$6,328	—	$(20,020)	$12,500	—%

(a)	Includes other-than-temporary impairment charges of $6.8 billion and $417 million for the three-month periods ended June 30, 2008 and 2007, respectively, and $12.4 billion and $884 million for the six-month periods ended June 30, 2008 and 2007, respectively. Also includes gains (losses) from hedging activities that did not qualify for hedge accounting treatment under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133), including the related foreign exchange gains and losses. For the three-month periods ended June 30, 2008 and 2007, the effect was $272 million and $(430) million, respectively, in both revenues and operating income (loss). For the six-month periods ended June 30, 2008 and 2007, the effect was $(476) million and $(882) million, respectively, in both revenues and operating income (loss). These amounts result primarily from interest rate and foreign currency derivatives that are effective economic hedges of investments and borrowings.
(b)	Includes other-than-temporary impairment charges of $5.2 billion and $324 million for the three-month periods ended June 30, 2008 and 2007, respectively, and $9.6 billion and $716 million for the six-month periods ended June 30, 2008 and 2007, respectively.

(c)	Includes gains (losses) from hedging activities that did not qualify for hedge accounting treatment under FAS 133, including the related foreign exchange gains and losses. For the three-month periods ended June 30, 2008 and 2007, the effect was $5 million and $(443) million, respectively, in both revenues and operating income (loss). For the six-month periods ended June 30, 2008 and 2007, the effect was $(199) million and $(603) million, respectively, in both revenues and operating income (loss). These amounts result primarily from interest rate and foreign currency derivatives that are effective economic hedges of investments and borrowings.

(d)	For the three- and six-month periods ended June 30, 2008, both revenues and operating income (loss) include unrealized market valuation losses of $5.6 billion and $14.7 billion, respectively, on AIGFP’s super senior credit default swap portfolio.

(e)	Includes net realized capital losses of $464 million and $1.9 billion for the three- and six-month periods ended June 30, 2008, respectively, including other-than-temporary impairment charges of $882 million and $1.9 billion, respectively.
General Insurance
AIG’s General Insurance operations provide property and casualty products and services throughout the world. Revenues in the General Insurance segment represent net premiums earned, net investment income and net realized capital gains (losses). The decrease in General Insurance revenues in the three-month period ended June 30, 2008 compared to the same period in 2007 was due to higher net realized capital losses in the three-month period ended June 30, 2008 compared to the same period in 2007 and lower net investment income as returns on partnership investments declined. The decrease in General Insurance revenues in the six-month period ended June 30, 2008 compared to the same period in 2007 was due to net realized capital losses in the six-month period ended June 30, 2008 compared to net realized capital gains in the same period of 2007 and lower net investment income as returns on partnership investments declined. The decrease in General Insurance operating income in the three- and six-month periods ended June 30, 2008 compared to the same period in 2007 was principally due to lower underwriting profit and net investment income from AIG Commercial Insurance (Commercial Insurance) as well as net realized capital losses incurred by Commercial Insurance in 2008. Operating losses from the Mortgage Guaranty business and a decline in Foreign General Insurance net investment income in 2008 also contributed to the decrease in General Insurance operating income.
Life Insurance & Retirement Services
AIG’s Life Insurance & Retirement Services operations provide insurance, financial and investment-oriented products throughout the world. Revenues in the Life Insurance & Retirement Services operations represent premiums and other considerations, net investment income and net realized capital gains (losses). Foreign operations contributed approximately 80 percent of AIG’s Life Insurance & Retirement Services premiums and other considerations for both the three- and six-month periods ended June 30, 2008 and 2007.
     Life Insurance & Retirement Services reported operating losses in the three- and six-month periods of 2008 compared to operating income in the same period in 2007, primarily due to lower net investment income and higher net realized capital losses in 2008, which were partially offset by the favorable effect of foreign exchange rates, lower deferred

American International Group, Inc. and Subsidiaries
policy acquisition costs (DAC) and sales inducement asset (SIA) amortization related to realized capital losses, growth in the underlying reserves which reflects increased assets under management and increased business in force.
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
     Financial Services reported operating losses in the three-and six-month periods ended June 30, 2008 compared to operating income in the same periods in 2007, primarily due to unrealized market valuation losses of $5.6 billion and $14.7 billion in the three- and six-month periods ended June 30, 2008, respectively, on AIGFP’s super senior credit default swap portfolio, the remaining operating loss resulting from the change in credit spreads on AIGFP’s other assets and liabilities and a decline in operating income for AGF. Capital Markets net operating loss for the three- and six-month periods ended June 30, 2008 was $6.3 billion and $15.2 billion, respectively, reflecting the pre-tax unrealized market valuation loss on the super senior credit default swap portfolio. Included in the unrealized market valuation loss were gains of $44 million and $109 million as a result of the effects of AIG’s own credit spreads on the valuation of these derivatives for the three- and six-month periods ended June 30, 2008, respectively. The effect of the changes in AIG’s own credit spreads, including the aforementioned amounts reflected in the unrealized market valuation loss, was a decrease in pre-tax income of $112 million and an increase of $2.5 billion for the three- and six-month periods ended June 30, 2008, respectively. The effect of the changes in counterparty credit spreads for assets measured at fair value at AIGFP was a decrease of $362 million and $3.0 billion for the three- and six-month periods ended June 30, 2008, respectively. On January 1, 2008, AIGFP elected the fair value option for almost all of its eligible financial assets and liabilities. Included in the first quarter 2008 net operating loss was the transition amount of $291 million related to the adoption of FAS 157 and FAS 159.
     AGF’s operating income declined in the three- and six-month periods ended June 30, 2008 compared to the same periods in 2007, primarily due to increases in the provision for finance receivable losses and unfavorable variances related to derivatives which economically hedge AGF debt. AGF’s operating income for the three- and six- month periods ended June 30, 2008 also reflected a pre-tax charge of $27 million resulting from AGF’s decision to cease its wholesale originations (originations through mortgage brokers).
     In the second quarter and first six months of 2007, the domestic consumer finance operations recorded pre-tax charges of $50 million and $178 million, respectively, representing the estimated cost of implementing the Supervisory Agreement entered into with the Office of Thrift Supervision (OTS), which are discussed in the Consumer Finance results of operations section. Based on the current estimated cost of implementing the Supervisory Agreement, partial reversals of these prior year charges of $25 million and $43 million were recorded for the three- and six-month periods ended June 30, 2008, respectively.
     Operating income for ILFC increased in the three and six-month periods ended June 30, 2008 compared to the same periods in 2007 driven to a large extent by a larger aircraft fleet, higher lease rates and higher utilization and lower composite borrowing rates.
Asset Management
AIG’s Asset Management operations include institutional asset management, broker-dealer related services and mutual funds and the Spread-Based Investment business. Revenues in the Asset Management segment represent investment income with respect to spread-based products, and management and advisory fees, carried interest revenues on the performance of the underlying funds, and realized gains on real estate investments in institutional products.
     Asset Management reported operating losses in the three- and six-month periods ended June 30, 2008 compared to operating income in the same periods in 2007, due to other-than-temporary impairment charges on fixed maturity securities, lower partnership income and a decline in carried interest revenues. 2007 results included a gain of $398 million related to the sale of a portion of AIG’s investment in The Blackstone Group L.P. in connection with its initial public offering.
Capital Resources
At June 30, 2008, AIG had total consolidated shareholders’ equity of $78.1 billion and total consolidated borrowings of $178.6 billion. At that date, $68.6 billion of such borrowings were subsidiary borrowings not guaranteed by AIG.
     In May 2008, AIG raised a total of approximately $20 billion through the sale of: (i) 196,710,525 shares of AIG common stock at a price per share of $38, for an aggregate amount of $7.47 billion; (ii) 78.4 million equity units at a price per unit of $75, for an aggregate amount of $5.88 billion; and (iii) $6.9 billion of junior subordinated debentures in three series. The equity units and junior subordinated debentures receive hybrid equity treatment from the major rating agencies under their current policies.

American International Group, Inc. and Subsidiaries
Liquidity
AIG manages liquidity at both the subsidiary and parent company levels. At June 30, 2008, AIG’s consolidated invested assets, primarily held by its subsidiaries, included $82.2 billion in cash and short-term investments. Consolidated net cash provided from operating activities in the first six months of 2008 amounted to $16.6 billion. At both the subsidiary and parent company level, liquidity management activities are intended to preserve and enhance funding stability, flexibility, and diversity through a wide range of potential operating environments and market conditions. AIG’s primary sources of cash flow are dividends and other payments from its regulated and unregulated subsidiaries, as well as issuances of debt and equity securities. Primary uses of cash flow are for debt service, subsidiary funding, shareholder dividend payments and common stock repurchases. Management believes that AIG’s liquid assets, cash provided by operations and access to the capital markets will enable it to meet its anticipated cash requirements.
     For additional information, see Capital Resources and Liquidity.
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
Reserves for Losses and Loss Expenses
(General Insurance):

•	Loss trend factors: used to establish expected loss ratios for subsequent accident years based on premium rate adequacy and the projected loss ratio with respect to prior accident years.

•	Expected loss ratios for the latest accident year: in this case, accident year 2008 for the year-end 2008 loss reserve analysis. For low-frequency, high-severity classes such as excess casualty, expected loss ratios generally are utilized for at least the three most recent accident years.

•	Loss development factors: used to project the reported losses for each accident year to an ultimate amount.

•	Reinsurance recoverable on unpaid losses: the expected recoveries from reinsurers on losses that have not yet been reported and/or settled.
Future Policy Benefits for Life and Accident and Health Contracts (Life Insurance & Retirement Services):

•	Interest rates: which vary by geographical region, year of issuance and products.

•	Mortality, morbidity and surrender rates: based upon actual experience by geographical region modified to allow for variation in policy form, risk classification and distribution channel.
Deferred Policy Acquisition Costs (Life Insurance & Retirement Services):

•	Recoverability: based on current and future expected profitability, which is affected by interest rates, foreign exchange rates, mortality/morbidity experience, expenses, investment returns and policy persistency.
Deferred Policy Acquisition Costs (General Insurance):

•	Recoverability: based upon the current terms and profitability of the underlying insurance contracts.
Estimated Gross Profits for Investment-Oriented Products (Life Insurance & Retirement Services):

•	Estimated gross profits: to be realized over the estimated duration of the contracts (investment-oriented products) affect the carrying value of DAC, unearned revenue liability, SIAs and associated amortization patterns. Estimated gross profits include investment income and gains and losses on investments less required interest, actual mortality and other expenses.
Allowance for Finance Receivable Losses (Financial Services):

•	Historical defaults and delinquency experience: utilizing factors, such as delinquency ratio, allowance ratio, charge-off ratio and charge-off coverage.

•	Portfolio characteristics: portfolio composition and consideration of the recent changes to underwriting criteria and portfolio seasoning.

•	External factors: consideration of current economic conditions, including levels of unemployment and personal bankruptcies.

American International Group, Inc. and Subsidiaries

•	Migration analysis: empirical technique measuring historical movement of similar finance receivables through various levels of repayment, delinquency, and loss categories to existing finance receivable pools.
Flight Equipment Recoverability (Financial Services):

•	Expected undiscounted future net cash flows: based upon current lease rates, projected future lease rates and estimated terminal values of each aircraft based on expectations of market participants.
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
     The determination that a security has incurred an other-than-temporary decline in value requires the judgment of management and consideration of the fundamental condition of the issuer, its near-term prospects and all the relevant facts and circumstances. The above criteria also consider circumstances of a rapid and severe market valuation decline, such as that experienced in current credit markets, in which AIG could not reasonably assert that the recovery period would be temporary (severity losses). For further discussion, see Invested Assets — Portfolio Review — Other-Than-Temporary Impairments.
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
Fixed Maturity Securities — Trading and Available for Sale
AIG maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. Whenever available, AIG obtains quoted prices in active markets for identical assets at the balance sheet date to measure at fair value fixed maturity securities in its trading and available for sale portfolios. Market price data generally is obtained from exchange or dealer markets.
     AIG estimates the fair value of fixed maturity securities not traded in active markets, including securities purchased (sold) under agreements to resell (repurchase) and mortgage and other loans receivable, for which AIG elected the fair value option by referring to traded securities with similar attributes, using dealer quotations and matrix pricing methodologies, or discounted cash flow analyses. This

American International Group, Inc. and Subsidiaries
methodology considers such factors as the issuer’s industry, the security’s rating and tenor, its coupon rate, its position in the capital structure of the issuer, yield curves, credit curves, prepayment rates and other relevant factors. For fixed maturity securities that are not traded in active markets or that are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments generally are based on available market evidence. In the absence of such evidence, management’s best estimate is used.
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

American International Group, Inc. and Subsidiaries
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
AIGFP’s Super Senior Credit Default Swap Portfolio
AIGFP values its credit default swaps written on the most senior risk layers (super senior) of designated pools of debt securities or loans using internal valuation models, third-party prices and market indices. The specific valuation methodologies vary based on the nature of the referenced obligations and availability of market prices. AIGFP uses a modified version of the Binomial Expansion Technique (BET) model to value its credit default swap portfolio written on super senior tranches of CDOs of asset-backed securities (ABS), including maturity-shortening puts that allow the holders of the securities issued by certain CDOs to treat the securities as short-term eligible 2a-7 investments under the Investment Company Act of 1940 (2a-7 Puts). The BET model uses default probabilities derived from credit spreads implied from market prices for the individual securities included in the underlying collateral pools securing the CDOs, as well as diversity scores, weighted average lives, recovery rates and discount rates. Prices for the individual securities held by a CDO are obtained in most cases from the CDO collateral managers, to the extent available. The CDO collateral managers obtain these prices from various sources, which include dealer quotations, third-party pricing services and in-house valuation models. To the extent there is a lag in the prices provided by the collateral managers, AIGFP rolls forward these prices to the end of the quarter using data provided by a third-party pricing service. Where a price for an individual security is not provided by the CDO collateral manager, AIGFP derives the price from a matrix that averages the prices of the various securities at the level of ABS category, vintage and the rating of the referenced security. The determination of some of these inputs requires the use of judgment and estimates, particularly in the absence of market observable data. AIGFP also employs a Monte Carlo simulation to assist in quantifying the effect on the valuation of the CDOs of the unique aspects of the CDOs’ structure such as triggers that divert cash flows to the most senior part of the capital structure. In the determination of fair value, AIGFP also considers collateral calls and the price estimates for the super senior CDO securities provided by third parties, including counterparties to these transactions. See Note 3 to Consolidated Financial Statements for additional information about fair value measurements.
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

American International Group, Inc. and Subsidiaries
observability of inputs available in the marketplace used to measure the fair value. See Note 3 to the Consolidated Financial Statements for additional information about fair value measurements.
     At June 30, 2008, AIG classified $48.7 billion and $37.3 billion of assets and liabilities, respectively, measured at fair value on a recurring basis as Level 3. This represented 4.7 percent and 3.8 percent of the total assets and liabilities, respectively, measured at fair value on a recurring basis. Level 3 fair value measurements are based on valuation techniques that use at least one significant input that is unobservable. These measurements are made under circumstances in which there is little, if any, market activity for the asset or liability. AIG’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment.
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
Corporate bonds and private placement debt: These assets initially are valued at the transaction price. Subsequently, they are valued using market data for similar instruments (e.g., recent transactions, bond spreads or credit default swap spreads), comparisons to benchmark derivative indices or movements in underlying credit spreads. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, bond or single-name credit default swap spreads and estimated recovery rates.
Certain Residential Mortgage-Backed Securities (RMBS): These assets initially are valued at the transaction price. Subsequently, they may be valued by comparison to transactions in instruments with similar collateral and risk profiles, remittances received and updated cumulative loss data on underlying obligations, discounted cash flow techniques, and/or option adjusted spread analyses.
Certain Asset-Backed Securities — non-mortgage: These assets initially are valued at the transaction price. Subsequently, they may be valued based on external price/spread data. When position-specific external price data are not observable, the valuation is based on prices of comparable securities.
CDOs: These assets initially are valued at the transaction price. Subsequently, they are valued based on external price/spread data from independent third parties, dealer quotations, matrix pricing, or using the BET model.
Super senior credit default swap portfolio: AIGFP wrote credit protection on the super senior risk layer of diversified portfolios of investment-grade corporate debt, CLOs and multi-sector CDOs. In these transactions, AIGFP is at risk only on the super senior portion related to a diversified portfolio referenced to loans or debt securities, which is the last tranche to suffer losses after significant subordination. AIGFP also wrote protection on tranches below the super senior layer.
     At June 30, 2008, the notional amount, fair value and unrealized market valuation loss of the AIGFP super senior credit default swap portfolio, including certain regulatory capital relief transactions, by asset class were as follows:

				Unrealized Market
				Valuation Loss
				(Gain)

				Three	Six
		Fair Value		Months	Months
		Loss at		Ended	Ended
	Notional	June 30,		June 30,	June 30,
(in millions)	Amount	2008		2008(a)	2008(a)

Regulatory Capital:(b)
Corporate loans	$172,717	$—		$—	$—
Prime residential mortgages	132,612	—		—	—
Other(c)(d)	1,619	125		125	125

Total	306,948	125		125	125

Arbitrage:
Multi-sector CDOs(e)	80,301	24,785		5,569	13,606
Corporate debt/ CLOs	53,767	996		(126)	770

Total	134,068	25,781		5,443	14,376

Mezzanine tranches(f)	5,824	171		(3)	171

Total	$446,840	$26,077	(g)	$5,565	$14,672

(a)	Includes credit valuation adjustment gains of $44 million and $109 million, respectively, for the three- and six-month periods ended June 30, 2008.
(b)	Represents predominantly transactions written to facilitate regulatory capital relief.

(c)	Represents transactions where AIGFP believes the counterparties are no longer using the transactions to obtain regulatory capital relief.

(d)	During the second quarter of 2008, a European RMBS regulatory capital relief transaction with a notional amount of $1.6 billion was not

American International Group, Inc. and Subsidiaries

terminated as expected when it no longer provided regulatory capital relief to the counterparty.

(e)	Approximately $57.8 billion in net notional amount includes some exposure to U.S. sub-prime mortgages and approximately $9.6 billion in net notional amount includes CDOs of CMBS.
(f)	Represents credit default swaps written by AIGFP on tranches below super senior on certain regulatory capital relief trades.

(g)	Fair value amounts are shown before the effects of counterparty netting adjustments.
     The valuation of the super senior credit derivatives continues to be challenging given the limitation on the availability of market observable information due to the lack of trading and price transparency in the structured finance market, particularly during and since the fourth quarter of 2007. These market conditions have increased the reliance on management estimates and judgments in arriving at an estimate of fair value for financial reporting purposes. Further, disparities in the valuation methodologies employed by market participants and the varying judgments reached by such participants when assessing volatile markets has increased the likelihood that the various parties to these instruments may arrive at significantly different estimates as to their fair values.
     AIGFP’s valuation methodologies for the super senior credit default swap portfolio have evolved in response to the deteriorating market conditions and the lack of sufficient market observable information. AIG has sought to calibrate the model to market information and to review the assumptions of the model on a regular basis.
     During the second quarter of 2008, AIGFP implemented further refinements to the cash flow waterfall used by the BET model and the assumptions used therein. These refinements reflected the ability of a CDO to use principal proceeds to cover interest payment obligations on lower-rated tranches, the ability of a CDO to use principal proceeds to cure a breach of an overcollateralization test, the ability of a CDO to amortize certain senior CDO tranches on a pro-rata or sequential basis and the preferential payment of management fees. To the extent there is a lag in the prices provided by the collateral managers, AIG refines those prices by rolling them forward to the end of the quarter using prices provided by a third-party pricing service. The net effect of these refinements was an increase in the unrealized market valuation loss of $342 million. Refinements made during the first quarter of 2008 had only a de minimus effect on the unrealized market valuation loss.
     AIGFP employs a modified version of the BET model to value its credit default swap portfolio written on the super senior securities issued by CDOs, including the embedded 2a-7 Puts. The BET model uses default probabilities derived from credit spreads implied from market prices for the individual securities included in the underlying collateral pools securing the CDOs. AIGFP obtained prices on these securities primarily from the CDO collateral managers.
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
     The credit default swaps written by AIGFP generally cover the failure of payment on the super senior CDO security, which in certain cases may also cover the acceleration of the super senior CDO security upon an event of default of the CDO. AIGFP does not own the securities in the CDO collateral pool. The credit spreads implied from the market prices of the securities in the CDO collateral pool incorporate the risk of default (credit risk), the market’s price for liquidity risk and in distressed markets, the risk aversion

American International Group, Inc. and Subsidiaries
costs. Spreads on credit derivatives tend to be narrower than the credit spreads implied from the market prices of the securities in the CDO collateral pool because, unlike investing in a bond, there is no need to fund the position (except when an actual credit event occurs). In times of illiquidity, the difference between spreads on cash securities and derivative instruments (the negative basis) may be even wider for high quality assets. AIGFP was unable to reliably verify this negative basis with market observable inputs due to the accelerating severe dislocation, illiquidity and lack of trading in the ABS market during the fourth quarter of 2007 and the first six months of 2008. The valuations produced by the BET model therefore represent the valuations of the underlying super senior CDO cash securities based on AIG’s assumptions about those securities, albeit with no recognition of any potential effect of the basis differential on that valuation. AIGFP also considered the valuation of the super senior CDO securities provided by third parties, including counterparties to these transactions, and made adjustments as necessary.
Valuation Sensitivity
Set forth in the paragraphs below are sensitivity analyses that estimate the effects of using alternative pricing and other key inputs on AIG’s calculation of the unrealized market valuation loss related to the AIGFP super senior credit default swap portfolio. While AIG believes that the ranges used in these analyses are reasonable, given the current difficult market conditions, AIG is unable to predict which of the scenarios is most likely to occur. AIG is also unable to assess the effect, if any, that recent transactions involving sales of large portfolios of CDOs will have on the pricing of the AIGFP super senior credit default swap portfolio. Actual results in any period are likely to vary, perhaps materially, from the modeled scenarios, and there can be no assurance that the unrealized market valuation loss related to the AIGFP super senior credit default swap portfolio will be consistent with any of the sensitivity analyses.
     The most significant assumption used in developing the estimate is the pricing of the securities within the CDO collateral pools. These prices are used to derive default probabilities and expected losses that are used in the BET model. If the actual pricing of the securities within the collateral pools differs from the pricing used in estimating the fair value of the super senior credit default swap portfolio, there is potential for material variation in the fair value estimate. A decrease by five points (for example, from 87 cents per dollar to 82 cents per dollar) in the aggregate price of the underlying collateral securities would cause an additional unrealized market valuation loss of approximately $4.0 billion, while an increase in the aggregate price of the underlying collateral securities by five points (for example, from 90 cents per dollar to 95 cents per dollar) would reduce the unrealized market valuation loss by approximately $3.9 billion. Any further declines in the value of the underlying collateral securities held by a CDO will similarly affect the value of the super senior CDO securities given their significantly depressed valuations. Given the current difficult market conditions, AIG cannot predict reasonably likely changes in the prices of the underlying collateral securities held within a CDO at this time.
The following table presents other key inputs used in the valuation of the credit default swap portfolio written on the super senior securities issued by multi-sector CDOs, and the potential increase (decrease) to the unrealized market valuation loss at June 30, 2008 calculated using the BET model for changes in these key inputs:

Increase
(Decrease) To
Unrealized Market
(in millions)	Valuation Loss

Weighted average lives
Effect of an increase of 1 year	$519
Effect of a decrease of 1 year	(905)
Recovery rates
Effect of an increase of 10%	(18)
Effect of a decrease of 10%	254
Diversity scores
Effect of an increase of 5	(84)
Effect of a decrease of 5	261
Discount curve
Effect of an increase of 100 basis points	181

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

American International Group, Inc. and Subsidiaries
     The following table represents the relevant market credit indices and index CDS maturity used in the valuation of the credit default swap portfolio written on investment-grade corporate debt and the increase (decrease) to the unrealized market valuation loss at June 30, 2008 corresponding to changes in these market credit indices and maturity:

	Increase
	(Decrease) To
	Unrealized Market
(in millions)	Valuation Loss

CDS maturity (in years)	5	7	10
CDX Index
Effect of an increase of 10 basis points	$(23)	$(48)	$(10)
Effect of a decrease of 10 basis points	23	49	10
iTraxx Index
Effect of an increase of 10 basis points	(11)	(37)	(8)
Effect of a decrease of 10 basis points	11	37	8

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
     For additional information about AIGFP’s super senior credit default swap portfolio, see Risk Management — Credit Derivatives.
Other derivatives. Valuation models that incorporate unobservable inputs initially are calibrated to the transaction price. Subsequent valuations are based on observable inputs to the valuation model (e.g., interest rates, credit spreads, volatilities, etc.). Model inputs are changed only when corroborated by market data.
Transfers into Level 3
     During the three-months ended June 30, 2008, AIG transferred from Level 2 to Level 3 approximately $2.3 billion of assets, primarily representing fixed maturity securities for which the significant inputs used to measure the fair value of the securities became unobservable primarily as a result of the significant disruption in the credit markets. See Note 3 to the Consolidated Financial Statements for additional information about transfers into Level 3.
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
     AIG Property Casualty Group is comprised of Commercial Insurance, Transatlantic, Personal Lines and Mortgage Guaranty businesses.
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
     AIG’s Personal Lines operations provide automobile insurance through aigdirect.com, its direct marketing distribution channel, and the Agency Auto Division, its independent agent/broker distribution channel. It also

American International Group, Inc. and Subsidiaries
provides a broad range of coverages for high net worth individuals through the AIG Private Client Group (Private Client Group). Coverages for the Personal Lines operations are written predominantly in the United States.
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

American International Group, Inc. and Subsidiaries
General Insurance Results
General Insurance operating income is comprised of statutory underwriting profit (loss), changes in DAC, net investment income and net realized capital gains and losses. Operating income, as well as net premiums written, net premiums earned, net investment income and net realized capital gains (losses) and statutory ratios were as follows:

	Three Months			Six Months Ended
	Ended June 30,		Percentage	June 30,		Percentage
			Increase/			Increase/
(in millions, except ratios)	2008	2007	(Decrease)	2008	2007	(Decrease)

Net premiums written:
AIG Property Casualty Group
Commercial Insurance	$5,988	$6,439	(7)%	$11,101	$12,448	(11)%
Transatlantic	988	983	1	2,024	1,967	3
Personal Lines	1,230	1,203	2	2,518	2,432	4
Mortgage Guaranty	288	272	6	592	538	10
Foreign General Insurance	3,726	3,242	15	8,065	6,860	18

Total	$12,220	$12,139	1%	$24,300	$24,245	—%

Net premiums earned:
AIG Property Casualty Group
Commercial Insurance	$5,912	$5,996	(1)%	$11,329	$11,977	(5)%
Transatlantic	1,023	948	8	2,040	1,913	7
Personal Lines	1,209	1,168	4	2,408	2,323	4
Mortgage Guaranty	269	221	22	525	431	22
Foreign General Insurance	3,740	3,030	23	7,208	5,938	21

Total	$12,153	$11,363	7%	$23,510	$22,582	4%

Net investment income:
AIG Property Casualty Group
Commercial Insurance	$587	$984	(40)%	$1,330	$2,017	(34)%
Transatlantic	120	119	1	237	235	1
Personal Lines	56	57	(2)	113	114	(1)
Mortgage Guaranty	44	39	13	88	76	16
Foreign General Insurance	357	427	(16)	599	746	(20)
Reclassifications and eliminations	3	2	50	5	3	67

Total	$1,167	$1,628	(28)%	$2,372	$3,191	(26)%

Net realized capital gains (losses)	$(563)	$(63)	—%	$(836)	$58	—%

Operating income (loss):
AIG Property Casualty Group
Commercial Insurance	$381	$1,904	(80)%	$1,166	$3,833	(70)%
Transatlantic	141	168	(16)	303	319	(5)
Personal Lines	21	118	(82)	24	224	(89)
Mortgage Guaranty	(518)	(81)	—	(872)	(73)	—
Foreign General Insurance	796	867	(8)	1,532	1,776	(14)
Reclassifications and eliminations	6	—	—	11	(7)	—

Total	$827	$2,976	(72)%	$2,164	$6,072	(64)%

Statutory underwriting profit (loss)(b):
AIG Property Casualty Group
Commercial Insurance	$357	$946	(62)%	$575	$1,730	(67)%
Transatlantic	66	37	78	120	53	126
Personal Lines	(42)	56	—	(105)	89	—
Mortgage Guaranty	(564)	(126)	—	(971)	(168)	—
Foreign General Insurance	443	371	19	807	773	4

Total	$260	$1,284	(80)%	$426	$2,477	(83)%

AIG Property Casualty Group:
Loss Ratio	80.6	68.2		79.6	68.5
Expense Ratio	21.4	19.6		22.8	20.3

Combined Ratio	102.0	87.8		102.4	88.8

Foreign General Insurance:
Loss Ratio	53.7	52.1		52.8	51.4
Expense Ratio(a)	34.6	33.3		32.2	30.8

Combined ratio	88.3	85.4		85.0	82.2

Consolidated:
Loss Ratio	72.3	63.9		71.4	64.0
Expense Ratio	25.4	23.2		25.9	23.3

Combined Ratio	97.7	87.1		97.3	87.3

(a)	Includes amortization of advertising costs.
(b)	Statutory underwriting profit (loss) is a measure that U.S. domiciled insurance companies are required to report to their regulatory authorities. The following table reconciles statutory underwriting profit (loss) to operating income for General Insurance:

American International Group, Inc. and Subsidiaries

					Foreign
	Commercial		Personal	Mortgage	General	Reclassifications
(in millions)	Insurance	Transatlantic	Lines	Guaranty	Insurance	and Eliminations	Total

Three Months Ended June 30, 2008:
Statutory underwriting profit (loss)	$357	$66	$(42)	$(564)	$443	$–	$260
Increase (decrease) in DAC	(1)	(5)	13	2	(46)	–	(37)
Net investment income	587	120	56	44	357	3	1,167
Net realized capital gains (losses)	(562)	(40)	(6)	–	42	3	(563)

Operating income (loss)	$381	$141	$21	$(518)	$796	$6	$827

Three Months Ended June 30, 2007:
Statutory underwriting profit (loss)	$946	$37	$56	$(126)	$371	$–	$1,284
Increase (decrease) in DAC	50	10	7	9	51	–	127
Net investment income	984	119	57	39	427	2	1,628
Net realized capital gains (losses)	(76)	2	(2)	(3)	18	(2)	(63)

Operating income (loss)	$1,904	$168	$118	$(81)	$867	$–	$2,976

Six Months Ended June 30, 2008:
Statutory underwriting profit (loss)	$575	$120	$(105)	$(971)	$807	$–	$426
Increase (decrease) in DAC	(4)	1	26	13	166	–	202
Net investment income	1,330	237	113	88	599	5	2,372
Net realized capital gains (losses)	(735)	(55)	(10)	(2)	(40)	6	(836)

Operating income (loss)	$1,166	$303	$24	$(872)	$1,532	$11	$2,164

Six Months Ended June 30, 2007:
Statutory underwriting profit (loss)	$1,730	$53	$89	$(168)	$773	$–	$2,477
Increase (decrease) in DAC	85	14	22	21	204	–	346
Net investment income	2,017	235	114	76	746	3	3,191
Net realized capital gains (losses)	1	17	(1)	(2)	53	(10)	58

Operating income (loss)	$3,833	$319	$224	$(73)	$1,776	$(7)	$6,072

AIG transacts business in most major foreign currencies. The effects of changes in foreign currency exchange rates on the growth of General Insurance net premiums written were as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2008	2007	2008	2007

Growth in original currency*	(2.2)%	3.3%	(2.8)%	4.7%
Foreign exchange effect	2.9	1.0	3.0	1.2

Growth as reported in U.S. dollars	0.7%	4.3%	0.2%	5.9%

* Computed using a constant exchange rate throughout each period.
Quarterly General Insurance Results
General Insurance operating income decreased in the three-month period ended June 30, 2008 compared to the same period in 2007 due to declines in both underwriting profit and net investment income as well as increased net realized capital losses in the three month-period ended June 30, 2008. The combined ratio for the three-month period ended June 30, 2008 increased to 97.7, an increase of 10.6 points compared to the same period in 2007, primarily due to an increase in the loss ratio of 8.4 points. The loss ratio for accident year 2008 recorded in the three-month period ended June 30, 2008 was 6.2 points higher than the loss ratio recorded in the three-month period ended June 30, 2007 for accident year 2007. Increases in Mortgage Guaranty losses accounted for 3.6 points of the increase in the 2008 accident year loss ratio. The downward cycle in the U.S. housing market is not expected to improve until residential inventories return to a more normal level, and AIG expects that this downward cycle will continue to adversely affect Mortgage Guaranty’s loss ratios for the foreseeable future. The loss ratio also increased for other property and casualty lines due to premium rate decreases and changes in loss trends. Unfavorable prior year development increased incurred losses by $93 million in the three-month period ended June 30, 2008 while favorable prior year development decreased incurred losses by $87 million in the three-month period ended June 30, 2007, accounting for 1.5 points of the increase in the loss ratio.
     General Insurance net premiums written increased in the three-month period ended June 30, 2008 compared to the same period in 2007, as a decline in Commercial Insurance resulting from declining rates was offset by growth in Foreign General Insurance from both established and new distribution channels, and the positive effect of changes in foreign currency exchange rates.
     General Insurance net investment income declined in the three-month period ended June 30, 2008 by $461 million compared to the same period in 2007. Interest and dividend income increased $60 million in the three-month period ended June 30, 2008 compared to the same period in 2007 as investments in fixed maturities and equity securities increased by $9.0 billion and the average yield was substantially unchanged for both periods. Income from partnership and mutual fund investments declined $413 million in the three-month period ended June 30, 2008 compared to the same period in 2007, primarily due to weaker equity market performance in 2008.
         Net realized capital losses in the three-month period ended June 30, 2008 include other-than-temporary

American International Group, Inc. and Subsidiaries
impairment charges of $685 million principally on fixed maturity securities, compared to $84 million in the same period of 2007. See also Capital Resources and Liquidity and Invested Assets herein.
Year-to-Date General Insurance Results
General Insurance operating income decreased in the six-month period ended June 30, 2008 compared to the same period in 2007 due to declines in both underwriting profit and net investment income as well as net realized capital losses in the six month-period ended June 30, 2008 compared to net realized capital gains in the same period in 2007. The combined ratio for the six-month period ended June 30, 2008 increased to 97.3, an increase of 10.0 points compared to the same period in 2007, primarily due to an increase in the loss ratio of 7.4 points. The loss ratio for accident year 2008 recorded in the six-month period ended June 30, 2008 was 5.2 points higher than the loss ratio recorded in the six-month period ended June 30, 2007 for accident year 2007. Increases in Mortgage Guaranty losses accounted for 3.3 points of the increase in the 2008 accident year loss ratio. The loss ratio also increased for other property and casualty lines due to premium rate decreases and changes in loss trends. Favorable development from prior years and increases in the loss reserve discount reduced incurred losses by $84 million and $342 million in the six-month periods ended June 30, 2008 and 2007, respectively. The favorable development in the six-month period ended June 30, 2008 includes $339 million of favorable development recognized in the first three months of 2008, related to policies whose premiums vary with the level of losses incurred (loss sensitive policies). Loss sensitive policies did not have a significant effect in 2007. The favorable development on loss sensitive policies had no effect on underwriting profit as it was entirely offset by a reduction in earned premiums. The reduction in incurred losses and earned premiums resulting from loss sensitive policies reduced the loss ratio by 0.4 points compared to the same period in 2007. Other unfavorable loss development, partially offset by increases in the loss reserve discount for the six-month period ended June 30, 2008, increased incurred losses by $255 million, accounting for 2.6 points of the increase in the loss ratio compared to the same period of 2007. Favorable loss development in the six-month periods ended June 30, 2008 and 2007, of $37 million and $50 million, respectively (recognized in consolidation and related to certain asbestos settlements), reduced overall incurred losses.
     General Insurance net premiums written were essentially unchanged in the six-month period ended June 30, 2008 compared to the same period in 2007, as a decline in Commercial Insurance rates was offset by growth in Foreign General Insurance from both established and new distribution channels; the positive effect of changes in foreign currency exchange rates; and, to a lesser extent, growth in the Private Client Group of Personal Lines and in Mortgage Guaranty.
     General Insurance net investment income declined in the six-month period ended June 30, 2008 by $819 million compared to the same period in 2007. Interest and dividend income increased $169 million in the six-month period ended June 30, 2008 compared to the same period in 2007 as investment in fixed maturities and equity securities increased by $9.0 billion and the average yield was substantially unchanged for both periods. Income from partnership and mutual fund investments declined $937 million in the six-month period ended June 30, 2008 compared to the same period in 2007, primarily due to poor performance in the equity markets in 2008. Investment expenses declined $55 million the six-month period ended June 30, 2008 compared to the same period in 2007, primarily due to decreased interest expense on deposit liabilities.
     Net realized capital losses in the six-month period ended June 30, 2008 include other-than-temporary impairment charges of $840 million compared to $130 million in the same period of 2007. See also Capital Resources and Liquidity and Invested Assets herein.
Quarterly Commercial Insurance Results
Commercial Insurance’s operating income decreased in the three-month period ended June 30, 2008 compared to the same period in 2007 primarily due to declines in both underwriting profit and net investment income as well as increased net realized capital losses in the three-month period ended June 30, 2008. The decline is also reflected in the combined ratio, which increased 10.8 points in the three-month period ended June 30, 2008 compared to the same period in 2007. The loss ratio for accident year 2008, recorded in the three-month period ended June 30, 2008 was 5.1 points higher than the loss ratio recorded in the three-month period ended June 30, 2007 for accident year 2007. The increase in the 2008 accident year loss ratio includes 1.4 points for losses related to the Midwest floods with the remaining increase due to higher casualty losses and the effect of premium rate declines and several large fire losses. Unfavorable prior year development increased incurred losses by $75 million in the three-month period ended June 30, 2008 while favorable prior year development decreased incurred losses by $65 million in the three-month period ended June 30, 2007, accounting for 2.3 points of the increase in the loss ratio. Increases in the loss reserve discount reduced incurred losses by $50 million and $125 million in the three-month periods ended June 30, 2008 and 2007, respectively, accounting for 1.2 points of the increase in the loss ratio. Commercial Insurance’s net premiums written declined in the three-month period ended June 30, 2008 compared to the same period in 2007 primarily due to declines in workers’ compensation premiums and other casualty lines of business.

American International Group, Inc. and Subsidiaries
     Commercial Insurance’s expense ratio increased to 19.6 in the three-month period ended June 30, 2008 compared to 17.5 in the same period of 2007. The increase in the expense ratio was due to changes in property reinsurance programs, increases in the provision for uncollectible premiums and changes in the mix of business. The 2008 property reinsurance programs include more excess of loss treaties, which have little or no ceding commissions, and less pro rata treaties, which have ceding commissions, compared to the 2007 property reinsurance programs. Provision for uncollectible premiums increased by $39 million in the three-month period ended June 30, 2008 compared to the same period in 2007, primarily due to increased provisions for uncollectible workers’ compensation premium receivables. In general, net premiums written increased in lines of business with higher expense ratios and lower loss ratios compared to other Commercial Insurance lines of business, contributing to the increase in the expense ratio for the three-month period ended June 30, 2008 compared to the same period in 2007. In addition, Commercial Insurance continued to invest in systems and process improvements to enhance operating efficiency and controls over the long term.
     Commercial Insurance’s net investment income declined in the three-month period ended June 30, 2008 compared to the same period in 2007, primarily due to a decline in income from partnership and mutual fund investments which decreased $290 million in the three-month period ended June 30, 2008 compared to the same period in 2007.
     Commercial Insurance recorded net realized capital losses in the three-month period ended June 30, 2008 compared to net realized capital gains in the same period of 2007, primarily due to other-than-temporary impairment charges of $632 million in the three-month period ended June 30, 2008, principally related to fixed maturity securities, compared to $77 million in the same period in 2007.
Year-to-Date Commercial Insurance Results
Commercial Insurance’s operating income decreased in the six-month period ended June 30, 2008 compared to the same period in 2007, primarily due to declines in both underwriting profit and net investment income, as well as net realized capital losses in the six-month period ended June 30, 2008. The decline is also reflected in the combined ratio, which increased 10.6 points in the six-month period ended June 30, 2008 compared to the same period in 2007. The loss ratio for accident year 2008 recorded in the six-month period ended June 30, 2008 included a 1.4 point effect related to the Atlanta tornado and Midwest flood catastrophe losses, and was 4.4 points higher than the loss ratio recorded in the six-month period ended June 30, 2007 for accident year 2007. Prior year development and increases in the loss reserve discount reduced incurred losses by $192 million and $276 million in the six-month periods ended June 30, 2008 and 2007, respectively. The favorable development for 2008 includes $339 million of favorable development related to loss sensitive polices. The favorable development on loss sensitive policies had no effect on underwriting profit as the reduction in incurred losses was entirely offset by a reduction in earned premiums. However, the reductions in both earned premiums and incurred losses accounted for a reduction in the loss ratio of 0.8 points compared to the same period of 2007 related to loss sensitive policies. Other unfavorable loss development less the increase in the loss reserve discount resulted in a net increase in incurred losses of $147 million, accounting for 3.6 points of the increase in the loss ratio compared to the same period in 2007.
     Commercial Insurance’s net premiums written declined in the six-month period ended June 30, 2008 compared to the same period in 2007 primarily due to declines in workers’ compensation premiums and the effect of the loss sensitive policies described above and other casualty lines of business.
     Commercial Insurance’s expense ratio increased to 21.6 in the six-month period ended June 30, 2008 compared to 18.3 in the same period of 2007. Return premiums on loss sensitive policies reduced net premiums written, without a corresponding reduction in expenses, increasing the expense ratio by 0.6 points for the six-month period ended June 30, 2008 compared to the same period in 2007. The remaining increase in the expense ratio primarily resulted from changes in property reinsurance programs, increases in the provision for uncollectible premiums and changes in the mix of business as discussed above.
     Commercial Insurance’s net investment income declined in the six-month period ended June 30, 2008 compared to the same period in 2007, primarily due to a decline in income from partnership and mutual fund investments which decreased $699 million in the six-month period ended June 30, 2008 compared to the same period in 2007.
     Commercial Insurance recorded net realized capital losses in the six-month period ended June 30, 2008 compared to net realized capital gains in the same period in 2007, primarily due to other-than-temporary impairment charges of $776 million in the six-month period ended June 30, 2008, related to both fixed maturity and equity securities, compared to $113 million in the same period in 2007.
Quarterly Transatlantic Results
Transatlantic’s operating income decreased in the three-month period ended June 30, 2008 compared to the same period in 2007, primarily due to an increase in net realized capital losses, partially offset by an increase in statutory underwriting profit. The increase in net realized capital losses is due principally to other-than-temporary impairment charges primarily related to domestic residential asset-backed fixed maturity securities and, to a much lesser extent, equity securities. The increase in statutory underwriting profit in the three-month period ended June 30, 2008 compared to the

American International Group, Inc. and Subsidiaries
same period in 2007 reflects improved underwriting results in domestic operations.
Year-to-Date Transatlantic Results
Transatlantic’s operating income decreased in the six-month period ended June 30, 2008 compared to the same period in 2007 primarily due to an increase in net realized capital losses, partially offset by an increase in statutory underwriting profit. The increase in net realized capital losses is due principally to other-than-temporary impairment charges primarily related to domestic residential asset-backed fixed maturity securities and, to a much lesser extent, equity securities. The increase in statutory underwriting profit in the six-month period ended June 30, 2008 compared to the same period in 2007 reflects improved underwriting results in domestic and international operations. The 2007 international underwriting results were adversely affected by European windstorm related losses.
Quarterly Personal Lines Results
Personal Lines operating income decreased in the three-month period ended June 30, 2008 compared to the same period in 2007 due to a deterioration in underwriting performance as reflected by the combined ratio, which increased to 103.0 in the three-month period ended June 30, 2008 compared to 94.5 in the same period in 2007. The loss ratio increased 6.5 points, including an increase in the 2008 accident year loss ratio of 1.4 points, due primarily to an increase in the accident year loss ratio for automobile policies, partially offset by a decline in the accident year loss ratio for the Private Client Group. The 2008 accident year loss ratio for automobile polices increased 3.6 points compared to the loss ratio recorded in the three-month period ended June 30, 2007 for the 2007 accident year, due to declining premium rates and increased frequency and severity of losses. Prior year loss development increased incurred losses by $29 million in the three-month period ended June 30, 2008 compared to a reduction of $32 million in the same period in 2007, accounting for 5.1 points of the increase in the loss ratio. The current period adverse loss development on prior years is primarily related to greater than expected bodily injury severity and property damage frequency.
     The expense ratio increased 2.0 points in the three-month period ended June 30, 2008 compared to the same period in 2007, primarily due to a change in business mix as the Private Client Group, which carries a higher expense ratio, represented an increased percentage of the Personal Lines division’s net premiums written. Additionally, a decrease to ceding commissions as a result of a restructured reinsurance program, integration costs relating to 21st Century Insurance Group (21st Century) and a litigation charge contributed to the overall increase in the expense ratio.
     Net premiums written increased in the three-month period ended June 30, 2008 compared to the same period in 2007, primarily due to continued growth in the Private Client Group, partially offset by reductions in both the aigdirect.com and Agency Auto businesses. The growth in the Private Client Group reflects the execution of a plan to expand its distribution network. Since June 2007, the Private Client Group has expanded its agency network by 23 percent. Additionally, the Private Client Group’s net premiums written increased as a result of a restructured reinsurance program which decreased premiums ceded to reinsurers. The decrease in the aigdirect.com and Agency Auto business reflects the effects of planned reductions in these lines as the underlying loss experience has deteriorated.
Year-to-Date Personal Lines Results
Personal Lines operating income decreased in the six-month period ended June 30, 2008 compared to the same period in 2007 due to a deterioration in underwriting performance as reflected by the combined ratio, which increased to 103.2 in the six-month period ended June 30, 2008 compared to 95.0 in the same period in 2007. The loss ratio increased 7.5 points, including an increase in the 2008 accident year loss ratio of 2.2 points due to an increase in the accident year loss ratio for automobile policies. The 2008 accident year loss ratio for automobile polices increased 3.7 points compared to the loss ratio recorded in the six-month period ended June 30, 2007 for the 2007 accident year, due to declining premium rates and increased frequency and severity of losses. Prior year development increased incurred losses by $65 million in the six-month period ended June 30, 2008 compared to a reduction of $61 million in the same period in 2007, accounting for 5.3 points of the increase in the loss ratio. The current period adverse loss development on prior years is primarily related to greater than expected bodily injury severity and property damage frequency.
     The expense ratio increased 0.7 points in the six-month period ended June 30, 2008 compared to the same period in 2007, primarily due to a change in business mix as the Private Client Group, which carries a higher expense ratio, represented an increased percentage of the Personal Lines division’s net premiums written. Also, a decrease to ceding commissions as a result of a restructured reinsurance program, integration costs relating to 21st Century and a litigation charge contributed to the increase in the expense ratio.
     Net premiums written increased in the six-month period ended June 30, 2008 compared to the same period in 2007, primarily due to continued growth in the Private Client Group, partially offset by reductions in both the aigdirect.com and Agency Auto businesses. The growth in the Private Client Group reflects the execution of a plan to expand the distribution network. Additionally, the Private Client Group’s net premiums written increased as a result of a

American International Group, Inc. and Subsidiaries
restructured reinsurance program which decreased premiums ceded to reinsurers. The decrease in the aigdirect.com and Agency Auto business reflect the effects of planned reductions in these lines as the underlying loss experience has deteriorated.
Quarterly Mortgage Guaranty Results
Mortgage Guaranty’s operating loss in the three-month period ended June 30, 2008 increased compared to the same period in 2007 as the deteriorating U.S. residential housing market adversely affected losses incurred for both the domestic first- and second-lien businesses. Historically, a large percentage of reported defaults were “cured” resulting in no loss to UGC. A cure can occur when a borrower brings the mortgage current, refinances the existing mortgage, sells the home and pays off the current balance or enters into a payment plan with the lender to bring the mortgage current. In the current market, loans are less likely to cure, increasing the probability that a defaulted loan will result in a claim payment. UGC has reflected that lower cure probability in its current estimate of unpaid losses resulting in higher loss reserves and an increase in incurred losses. Domestic first- and second-lien losses incurred increased 264 percent and 107 percent respectively, compared to the same period in 2007, resulting in loss ratios of 253.9 and 556.0, respectively, in the three-month period ended June 30, 2008. Increases in domestic losses incurred resulted in an overall loss ratio of 292.0 in the three-month period ended June 30, 2008 compared to 129.9 in the same period in 2007.
     Net premiums written increased in the three-month period ended June 30, 2008 compared to the same period in 2007, primarily due to growth in domestic first-lien premiums as a result of the increased use of mortgage insurance for credit enhancement as well as a higher persistency rate. UGC has taken steps to strengthen its underwriting guidelines and increase rates. It also discontinued new production for certain programs in the second-lien business beginning in the fourth quarter of 2006. However, UGC will continue to receive renewal premiums on that portfolio for the life of the loans, estimated to be three to five years, and will continue to be exposed to losses from future defaults.
     The expense ratio in the three-month period ended June 30, 2008 was 16.5, down from 22.4 in the same period of 2007 as expenses declined 22 percent. UGC has tightened its monitoring and control over expenses in response to the adverse conditions in the U.S. residential housing market, resulting in the decline in operating expenses and the related expense ratio.
     UGC domestic mortgage risk in force totaled $31.8 billion as of June 30, 2008 and the 60-day delinquency ratio was 4.9 percent (based on number of policies, consistent with mortgage industry practice) compared to domestic mortgage risk in force of $26.5 billion and a delinquency ratio of 2.5 percent at June 30, 2007. Approximately 83 percent of the domestic mortgage risk is secured by first-lien, owner-occupied properties.
Year-to-Date Mortgage Guaranty Results
Mortgage Guaranty’s operating loss in the six-month period ended June 30, 2008 increased compared to the same period in 2007 as the deteriorating U.S. residential housing market adversely affected losses incurred for both the domestic first- and second-lien businesses. Domestic first- and second-lien losses incurred increased 302 percent and 113 percent respectively, compared to the six-month period ended June 30, 2007, resulting in loss ratios of 229.0 and 500.7, respectively, in the six-month period ended June 30, 2008. Increases in domestic losses incurred resulted in an overall loss ratio of 264.5 in the six-month period ended June 30, 2008 compared to 111.5 in the six-month period ended June 30, 2007.
     Net premiums written increased in the six-month period ended June 30, 2008 compared to the same period in 2007, primarily due to growth in domestic first-lien premiums due to the increased use of mortgage insurance for credit enhancement as well as a higher persistency rate.
     The expense ratio in the six-month period ended June 30, 2008 was 18.2 percent, down from 22.1 percent in the same period in 2007 as premium growth combined with a 9 percent reduction in expenses resulted in the decline in the expense ratio.
Quarterly Foreign General Insurance Results
Foreign General Insurance operating income decreased in the three-month period ended June 30, 2008 compared to the same period in 2007, primarily due to a decrease in both underwriting profit and net investment income.
     Net premiums written increased 15 percent (5 percent in original currency) in the three-month period ended June 30, 2008 compared to the same period in 2007, reflecting growth in commercial and consumer lines driven by new business from both established and new distribution channels, including the late 2007 acquisition of Württembergische und Badische Versicherungs — AG (WüBa) in Germany. Net premiums written for commercial lines increased due to new business, mainly in European markets, and decreases in the use of reinsurance, partially offset by declines in premium rates. Aviation production increased due to improved account retention and increased production in the space aviation business. Net premiums written for the Lloyd’s syndicate continued to decline due to rate decreases and increased market competition.
     The loss ratio in the three-month period ended June 30, 2008 increased 1.5 points compared to the same period in

American International Group, Inc. and Subsidiaries
2007, primarily due to an increase in severe but non-catastrophe losses and higher loss frequency in the current accident year. Partially offsetting these increases was a 2.1 point loss ratio improvement due to $67 million of catastrophe losses in the prior year period with no significant catastrophe losses in the current period.
     The expense ratio in the three-month period ended June 30, 2008 increased 1.3 points compared to the same period in 2007. This increase reflects the cost of realigning certain legal entities through which Foreign General Insurance operates, and the increased significance of consumer lines of business, which have higher acquisition costs. AIG expects the expense ratio to continue to increase in 2008 due to the cost of realigning certain legal entities through which Foreign General Insurance operates.
     Net investment income decreased in the three-month period ended June 30, 2008 compared to the same period in 2007. Mutual fund income was $67 million lower than the three-month period ended June 30, 2007 reflecting weaker performance in the equity markets in 2008, partially offset by higher interest and dividend income of $41 million.
Year-to-Date Foreign General Insurance Results
Foreign General Insurance operating income decreased in the six-month period ended June 30, 2008 compared to the same period in 2007, primarily due to decreases in net investment income and net realized capital losses.
     Net premiums written increased 18 percent (8 percent in original currency) in the six-month period ended June 30, 2008 compared to the same period in 2007, reflecting strong growth in commercial and consumer lines driven by new business from both established and new distribution channels, including the WüBa acquisition. Net premiums written for commercial lines increased due to new business in the U.K. and Europe and decreases in the use of reinsurance, partially offset by declines in premium rates. Growth in personal accident business in Latin America, Asia and Europe also contributed to the increase. Net premiums written for the Lloyd’s syndicate Ascot continued to decline due to rate decreases and increased market competition.
     The loss ratio in the six-month period ended June 30, 2008 increased 1.4 points compared to the same period in 2007. Prior accident year development reduced incurred losses by $16 million and $68 million in the first six months of 2008 and 2007, respectively, accounting for 0.9 points of the increase. The current accident year loss ratio excluding catastrophe losses increased by 1.6 points primarily due to higher severe but non-catastrophe losses and higher loss frequency. Partially offsetting this increase in loss ratio is $67 million of catastrophe losses in the prior year period with no significant catastrophe losses in the current period, resulting in a loss ratio decrease of 1.1 points.
     The expense ratio in the six-month period ended June 30, 2008 increased 1.4 points compared to the same period in 2007 reflecting the continued cost of realigning certain legal entities through which Foreign General Insurance operates, and the increased significance of consumer lines of business, which have higher acquisition costs.
     Net investment income decreased in the six-month period ended June 30, 2008 compared to the same period in 2007. Mutual fund income was $172 million lower than the six-month period ended June 30, 2007, reflecting weaker performance in the equity markets in 2008, partially offset by higher interest and dividend income of $70 million.
Reserve for Losses and Loss Expenses
The following table presents the components of the General Insurance gross reserve for losses and loss expenses (loss reserves) by major lines of business on a statutory Annual Statement basis*:

	June 30,	December 31,
(in millions)	2008	2007

Other liability occurrence	$21,233	$20,580
Workers compensation	15,234	15,568
Other liability claims made	13,896	13,878
International	8,372	7,036
Auto liability	6,240	6,068
Property	4,554	4,274
Reinsurance	3,395	3,127
Products liability	2,430	2,416
Medical malpractice	2,307	2,361
Mortgage guaranty/credit	2,291	1,426
Accident and health	1,831	1,818
Commercial multiple peril	1,796	1,900
Aircraft	1,725	1,623
Fidelity/surety	1,221	1,222
Other	2,222	2,203

Total	$88,747	$85,500

*	Presented by lines of business pursuant to statutory reporting requirements as prescribed by the National Association of Insurance Commissioners.
     AIG’s gross reserve for losses and loss expenses represents the accumulation of estimates of ultimate losses, including estimates for incurred but not yet reported reserves (IBNR) and loss expenses. The methods used to determine loss reserve estimates and to establish the resulting reserves are continually reviewed and updated. Any adjustments resulting therefrom are currently reflected in operating income. Because loss reserve estimates are subject to the outcome of future events, changes in estimates are unavoidable given that loss trends vary and time is often required for changes in trends to be recognized and confirmed. Reserve changes that increase previous estimates of ultimate cost are referred to as unfavorable or adverse development or reserve strengthening. Reserve changes that decrease previous estimates of ultimate cost are referred to as favorable development.

American International Group, Inc. and Subsidiaries
     Estimates for mortgage guaranty insurance losses and loss adjustment expense reserves are based on notices of mortgage loan delinquencies and estimates of delinquencies that have been incurred but have not been reported by loan servicers, based upon historical reporting trends. Mortgage Guaranty establishes reserves using a percentage of the contractual liability (for each delinquent loan reported) that is based upon past experience regarding certain loan factors such as age of the delinquency, cure rates, dollar amount of the loan and type of mortgage loan. Because mortgage delinquencies and claims payments are affected primarily by macroeconomic events, such as changes in home price appreciation or depreciation, interest rates and unemployment, the determination of the ultimate loss cost requires a high degree of judgment. AIG believes it has provided appropriate reserves for currently delinquent loans. Consistent with industry practice, AIG does not establish a reserve for insured loans that are not currently delinquent, but that may become delinquent in future periods.
     At June 30, 2008, General Insurance net loss reserves increased $3.04 billion from the prior year-end to $72.33 billion. The net loss reserves represent loss reserves reduced by reinsurance recoverable, net of an allowance for unrecoverable reinsurance and applicable discount for future investment income.
The following table classifies the components of the General Insurance net loss reserve by business unit:

	June 30,	December 31,
(in millions)	2008	2007

Commercial Insurance(a)	$48,443	$47,392
Transatlantic	7,317	6,900
Personal Lines(b)	2,448	2,417
Mortgage Guaranty	2,057	1,339
Foreign General Insurance(c)	12,066	11,240

Total Net Loss Reserve	$72,331	$69,288

(a)	At June 30, 2008 and December 31, 2007, Commercial Insurance loss reserves include approximately $2.89 billion and $3.13 billion, respectively, ($3.08 billion and $3.34 billion, respectively, before discount), related to business written by Commercial Insurance but ceded to American International Reinsurance Company Limited (AIRCO) and reported in AIRCO’s statutory filings. Commercial Insurance loss reserves also include approximately $648 million and $590 million related to business included in AIUO’s statutory filings at June 30, 2008 and December 31, 2007, respectively.
(b)	At June 30, 2008 and December 31, 2007, Personal Lines loss reserves include $1.03 billion and $894 million, respectively, related to business ceded to Commercial Insurance and reported in Commercial Insurance’s statutory filings.
(c)	At June 30, 2008 and December 31, 2007, Foreign General Insurance loss reserves include approximately $2.04 billion and $3.02 billion, respectively, related to business reported in Commercial Insurance’s statutory filings.
     The Commercial Insurance net loss reserve is comprised principally of the business of AIG subsidiaries participating in the American Home Assurance Company (American Home)/ National Union Fire Insurance Company of Pittsburgh, Pa. (National Union) pool (10 companies) and the surplus lines pool (Lexington Insurance Company, AIG Excess Liability Insurance Company and Landmark Insurance Company).
     Commercial Insurance cedes a quota share percentage of its other liability occurrence and products liability occurrence business to AIRCO. The quota share percentage ceded was 10 percent in the six-month period ended 2008 and 15 percent in 2007 and covered all business written in these years for these lines by participants in the American Home/ National Union pool. AIRCO’s loss reserves relating to these quota share cessions from Commercial Insurance are recorded on a discounted basis. As of June 30, 2008, AIRCO carried a discount of approximately $190 million applicable to the $3.08 billion in undiscounted reserves it assumed from the American Home/ National Union pool via this quota share cession. AIRCO also carries approximately $532 million in net loss reserves relating to Foreign General Insurance business. These reserves are carried on an undiscounted basis.
     The companies participating in the American Home/ National Union pool have maintained a participation in the business written by AIU for decades. As of June 30, 2008, these AIU reserves carried by participants in the American Home/ National Union pool totaled approximately $2.04 billion. The remaining Foreign General Insurance reserves are carried by American International Underwriter Overseas, Ltd. (AIUO), AIRCO, AIG U.K., and other smaller AIG subsidiaries domiciled outside the United States. Statutory filings in the United States by AIG companies reflect all the business written by U.S. domiciled entities only, and therefore exclude business written by AIUO, AIRCO, and all other internationally domiciled subsidiaries. The total reserves carried at June 30, 2008 by AIUO and AIRCO were approximately $3.63 billion and $3.42 billion, respectively. AIRCO’s $3.42 billion in total general insurance reserves consist of approximately $2.89 billion from business assumed from the American Home/ National Union pool and an additional $532 million relating to Foreign General Insurance business.
Discounting of Reserves
At June 30, 2008, AIG’s overall General Insurance net loss reserves reflect a loss reserve discount of $2.48 billion, including tabular and non-tabular calculations. The tabular workers compensation discount is calculated using a 3.5 percent interest rate and the 1979-81 Decennial Mortality Table. The non-tabular workers compensation discount is calculated separately for companies domiciled in New York and Pennsylvania, and follows the statutory regulations for each state. For New York companies, the discount is based on a five percent interest rate and the companies’ own payout patterns. For Pennsylvania companies, the statute has specified discount factors for accident years 2001 and prior, which are based on a six percent interest rate and an industry payout pattern. For accident years 2002 and subsequent, the

American International Group, Inc. and Subsidiaries
discount is based on the yield of U.S. Treasury securities ranging from one to twenty years and the companies’ own payout patterns, with the future expected payment for each year using the interest rate associated with the corresponding Treasury security yield for that time period. The discount is comprised of the following: $794 million — tabular discount for workers’ compensation in Commercial Insurance; $1.49 billion — non-tabular discount for workers’ compensation in Commercial Insurance; and $190 million — non-tabular discount for other liability occurrence and products liability occurrence in AIRCO. The total undiscounted workers’ compensation loss reserve carried by Commercial Insurance is approximately $13.5 billion as of June 30, 2008. The other liability occurrence and products liability occurrence business in AIRCO that is assumed from Commercial Insurance is discounted based on the yield of U.S. Treasury securities ranging from one to twenty years and the Commercial Insurance payout pattern for this business. The undiscounted reserves assumed by AIRCO from Commercial Insurance totaled approximately $3.08 billion at June 30, 2008.
Quarterly Reserving Process
AIG believes that the General Insurance net loss reserves are adequate to cover General Insurance net losses and loss expenses as of June 30, 2008. While AIG regularly reviews the adequacy of established loss reserves, there can be no assurance that AIG’s ultimate loss reserves will not develop adversely and materially exceed AIG’s loss reserves as of June 30, 2008. In the opinion of management, such adverse development and resulting increase in reserves is not likely to have a material adverse effect on AIG’s consolidated financial condition, although it could have a material adverse effect on AIG’s consolidated results of operations for an individual reporting period.
The reconciliation of net loss reserves was as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

(in millions)	2008	2007	2008	2007

Net reserve for losses and loss expenses at beginning of period	$70,507	$64,034	$69,288	$62,630
Foreign exchange effect	193	252	263	214

Losses and loss expenses incurred:
Current year	8,620	7,334	16,641	14,549
Prior years, other than accretion of discount	93	(120)	(71)	(268)
Prior years, accretion of discount	72	12	176	128

Losses and loss expenses incurred	8,785	7,226	16,746	14,409

Losses and loss expenses paid	7,154	6,315	13,966	12,056

Net reserve for losses and loss expenses at end of period	$72,331	$65,197	$72,331	$65,197

The following tables summarize development, (favorable) or unfavorable, of incurred losses and loss expenses for prior years (other than accretion of discount):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

(in millions)	2008	2007	2008	2007

Prior Accident Year Development by
Reporting Unit:
Commercial Insurance	$75	$(65)	$(142)	$(152)
Personal Lines	29	(32)	65	(61)
Mortgage Guaranty	(10)	(4)	58	27
Foreign General Insurance	1	(4)	(16)	(68)

Subtotal	95	(105)	(35)	(254)
Transatlantic	(2)	18	1	36
Asbestos settlements	—	(33)	(37)	(50)

Prior years, other than accretion of discount	$93	$(120)	$(71)	$(268)

	Calendar Year

(in millions)	2008	2007

Prior Accident Year Development by Accident Year:
2007	$(135)
2006	(256)	$(454)
2005	(260)	(165)
2004	(190)	(136)
2003	16	15
2002	18	112
2001 and prior	736	360

Prior years, other than accretion of discount	$(71)	$(268)

American International Group, Inc. and Subsidiaries
     In determining the quarterly loss development from prior accident years, AIG conducts analyses to determine the change in estimated ultimate loss for each accident year for each profit center. For example, if loss emergence for a profit center is different than expected for certain accident years, the actuaries examine the indicated effect such emergence would have on the reserves of that profit center. In some cases, the higher or lower than expected emergence may result in no clear change in the ultimate loss estimate for the accident years in question, and no adjustment would be made to the profit center’s reserves for prior accident years. In other cases, the higher or lower than expected emergence may result in a larger change, either favorable or unfavorable, than the difference between the actual and expected loss emergence. Such additional analyses were conducted for each profit center, as appropriate, in the three-month period ended June 30, 2008 to determine the loss development from prior accident years for the three-month period ended June 30, 2008. As part of its quarterly reserving process, AIG also considers notices of claims received with respect to emerging issues, such as those related to the U.S. mortgage and housing market.
2008 Net Loss Development
In the three-month period ended June 30, 2008, net loss development from prior accident years was adverse by approximately $93 million, excluding approximately $72 million from accretion of loss reserve discount. The overall adverse development of $93 million consisted of approximately $292 million of favorable development from accident years 2004 through 2007 offset by approximately $385 million of adverse loss development from accident years 2003 and prior. The adverse development from accident years 2003 and prior was primarily related to excess casualty business within Commercial Insurance. The favorable development from accident years 2004 through 2007 included approximately $80 million of favorable development from business written by Lexington Insurance Company, including Healthcare and Casualty and Program businesses. AIG Executive Liability business contributed approximately $65 million to the favorable development from accident years 2004 and 2005, relating primarily to D&O. Within Commercial Insurance, the overall adverse development of $75 million consisted of approximately $160 million of adverse development relating to excess casualty business and $50 million of adverse development relating to property business, partially offset by favorable development from D&O, healthcare and other classes. A significant portion of the adverse development relating to excess casualty was related to a variety of latent exposures, including construction defect exposures, product aggregate exposure and pharmaceutical related exposures, as well as a significant number of other large losses primarily from accident years 1998 through 2002. In addition, the loss development assumptions applicable to excess casualty reserves were modified in the second quarter of 2008 to reflect the adverse experience being observed, and this caused approximately $90 million of the overall adverse development from accident years 2003 and prior. Excess casualty results for the more recent accident years, i.e. 2004 and subsequent years, has continued to be favorable. AIG’s exposure to these latent exposures was reduced after 2002 due to significant changes in policy terms and conditions as well as underwriting guidelines.
     In the six-month period ended June 30, 2008, net loss development from prior accident years was favorable by approximately $71 million, including approximately $339 million of favorable development relating to loss sensitive business in the first three months of 2008 (which was offset by an equal amount of negative earned premium development), and excluding approximately $176 million from accretion of loss reserve discount. Excluding both the favorable development relating to loss sensitive business and accretion of loss reserve discount, net loss development from prior accident years in the six-month period ended June 30, 2008, was adverse by approximately $268 million. The overall favorable development of $71 million consisted of approximately $841 million of favorable development from accident years 2004 through 2007 partially offset by approximately $770 million of adverse loss development from accident years 2003 and prior. Excluding the favorable development from loss sensitive business, the overall adverse development of $268 million consisted of approximately $561 million of favorable development from accident years 2004 through 2007 offset by approximately $829 million of adverse development from accident years 2003 and prior. The adverse development from accident years 2003 and prior was primarily related to excess casualty business within Commercial Insurance. The favorable development from accident years 2004 through 2007 included approximately $280 million in favorable development from loss sensitive business written by AIG Risk Management, and approximately $220 million in favorable development from business written by Lexington Insurance Company, including Healthcare, AIG CAT Excess, Casualty and Program businesses. AIG Executive Liability business contributed approximately $110 million to the favorable development from accident years 2004 and 2005, relating primarily to D&O. The adverse development from accident years 2003 and prior included approximately $200 million related to claims involving MTBE, a gasoline additive, primarily on excess casualty business within Commercial Insurance from accident years 2000 and prior. In addition, as described above for the three months ended June 30, 2008, the excess casualty adverse developments reflect a variety of other latent claims and large losses, as well as a $90 million increase resulting from the modification of loss development factors to reflect adverse experience in excess casualty.

American International Group, Inc. and Subsidiaries
2007 Net Loss Development
In the three-month period ended June 30, 2007, net loss development from prior accident years was favorable by approximately $120 million, including approximately $18 million of adverse development from the general reinsurance operations of Transatlantic; and excluding approximately $12 million from accretion of loss reserve discount. Excluding Transatlantic, as well as accretion of discount, net loss development in the three-month period ended June 30, 2007 from prior accident years was favorable by approximately $138 million. The overall favorable development of $120 million consisted of approximately $475 million of favorable development from accident years 2003 through 2006, partially offset by approximately $355 million of adverse development from accident years 2002 and prior. For the three-month period ended June 30, 2007, most classes of AIG’s business continued to experience favorable development for accident years 2003 through 2006. The majority of the adverse development from accident years 2002 and prior was related to developments from excess casualty business within Commercial Insurance and from Transatlantic.
     In the six-month period ended June 30, 2007, net loss development from prior accident years was favorable by approximately $268 million, including approximately $36 million of adverse development from the general reinsurance operations of Transatlantic; and excluding approximately $128 million from accretion of loss reserve discount. Excluding Transatlantic, as well as accretion of discount, net loss development in the six-month period ended June 30, 2007 from prior accident years was favorable by approximately $304 million. The overall favorable development of $268 million consisted of approximately $740 million of favorable development from accident years 2003 through 2006, partially offset by approximately $472 million of adverse development from accident years 2002 and prior. For the six-month period ended June 30, 2007, most classes of AIG’s business continued to experience favorable development for accident years 2003 through 2006. The majority of the adverse development from accident years 2002 and prior was related to development from excess casualty business within Commercial Insurance and from Transatlantic.
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
         As described more fully in the 2007 Annual Report on Form 10-K, AIG’s reserves relating to asbestos and environmental claims reflect a comprehensive ground-up analysis. In the six-month period ended June 30, 2008, AIG maintained the ultimate loss estimates for asbestos and environmental claims resulting from the recently completed reserve analyses. A minor amount of adverse incurred loss development pertaining to asbestos was reflected in the six-month period ended June 30, 2008, as presented in the table that follows. This development was primarily attributable to several large defendants, the effect of which was largely offset by one large favorable settlement. A moderate amount of favorable gross incurred loss development pertaining to environmental was reflected in the six-month period ended June 30, 2008, as presented in the table that follows. This development was primarily attributable to recent favorable experience which was fully reinsured, resulting in no favorable net development on environmental net reserves.

American International Group, Inc. and Subsidiaries
A summary of reserve activity, including estimates for applicable IBNR, relating to asbestos and environmental claims separately and combined appears in the following table. The vast majority of such claims arise from policies written in 1984 and prior years. The current environmental policies that AIG underwrites on a claims-made basis have been excluded from the following table:

	Six Months Ended June 30,

	2008		2007

(in millions)	Gross	Net	Gross(a)	Net

Asbestos:
Reserve for losses and loss expenses at beginning of year	$3,864	$1,454	$4,523	$1,889
Losses and loss expenses incurred(b)	60	4	10	(25)
Losses and loss expenses paid(b)	(383)	(170)	(454)	(268)

Reserve for losses and loss expenses at end of period	$3,541	$1,288	$4,079	$1,596

Environmental:
Reserve for losses and loss expenses at beginning of year	$515	$237	$629	$290
Losses and loss expenses incurred(b)	(40)	1	—	(1)
Losses and loss expenses paid(b)	(25)	(17)	(54)	(31)

Reserve for losses and loss expenses at end of period	$450	$221	$575	$258

Combined:
Reserve for losses and loss expenses at beginning of year	$4,379	$1,691	$5,152	$2,179
Losses and loss expenses incurred(b)	20	5	10	(26)
Losses and loss expenses paid(b)	(408)	(187)	(508)	(299)

Reserve for losses and loss expenses at end of period	$3,991	$1,509	$4,654	$1,854

(a)	Gross amounts were revised from the presentation in prior periods to reflect the inclusion of certain reserves not previously identified as asbestos and environmental related. This revision had no effect on net reserves.
(b)	All amounts pertain to policies underwritten in prior years, primarily to policies issued in 1984 and prior.
The gross and net IBNR included in the reserve for losses and loss expenses, relating to asbestos and environmental claims separately and combined, were estimated as follows:

	Six Months Ended June 30,

	2008		2007

(in millions)	Gross	Net	Gross*	Net

Asbestos	$2,256	$997	$3,068	$1,279
Environmental	264	117	355	148

Combined	$2,520	$1,114	$3,423	$1,427

*	Gross amounts were revised from the presentation in prior periods to reflect the inclusion of certain reserves not previously identified as asbestos and environmental related. This revision had no effect on net reserves.
A summary of asbestos and environmental claims count activity was as follows:

	Six Months Ended June 30,

	2008			2007

	Asbestos	Environmental	Combined	Asbestos	Environmental	Combined

Claims at beginning of year	6,563	7,652	14,215	6,878	9,442	16,320
Claims during year:
Opened	392	674	1,066	300	695	995
Settled	(97)	(65)	(162)	(66)	(59)	(125)
Dismissed or otherwise resolved	(551)	(1,172)	(1,723)	(544)	(899)	(1,443)

Claims at end of period	6,307	7,089	13,396	6,568	9,179	15,747

Survival Ratios — Asbestos and Environmental
The following table presents AIG’s survival ratios for asbestos and environmental claims at June 30, 2008 and 2007. The survival ratio is derived by dividing the current carried loss reserve by the average payments for the three most recent calendar years for these claims. Therefore, the survival ratio is a simplistic measure estimating the number of years it would be before the current ending loss reserves for these claims would be paid off using recent year average payments. The June 30, 2008 survival ratio is lower than the ratio at June 30, 2007 because the more recent periods included in the rolling average reflect higher claims payments. In addition, AIG’s survival ratio for asbestos claims was negatively affected by the favorable settlement described above, as well as several similar settlements during 2007. These settlements reduced gross and net asbestos survival ratios at June 30, 2008 by approximately 1.4 years and 3.0 years, respectively, and reduced gross and net asbestos survival ratios at June 30, 2007 by approximately 1.7 years and 4.1 years, respectively. Many factors, such as aggressive settlement procedures, mix of business and level of coverage

American International Group, Inc. and Subsidiaries
provided, have a significant effect on the amount of asbestos and environmental reserves and payments and the resultant survival ratio. Moreover, as discussed above, the primary basis for AIG’s determination of its reserves is not survival ratios, but instead the ground-up and top-down analysis. Thus, caution should be exercised in attempting to determine reserve adequacy for these claims based simply on this survival ratio.
AIG’s survival ratios for asbestos and environmental claims, separately and combined were based upon a three-year average payment. These ratios at June 30, 2008 and 2007 were as follows:

	Gross*	Net

2008
Survival ratios:
Asbestos	5.7	4.3
Environmental	4.5	3.7
Combined	5.5	4.2

2007
Survival ratios:
Asbestos	8.6	7.4
Environmental	5.2	4.0
Combined	8.0	6.6

*	Gross amounts for 2007 were revised from the presentation in prior periods to reflect the inclusion of certain reserves not previously identified as asbestos and environmental related. This revision had no effect on net reserves.
Operating Review
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
     AIG’s Life Insurance & Retirement Services reports its operations through the following major internal reporting units and legal entities:
Foreign Life Insurance & Retirement Services
Japan and Other

•	American Life Insurance Company (ALICO)

•	AIG Star Life Insurance Co., Ltd. (AIG Star Life)

•	AIG Edison Life Insurance Company (AIG Edison Life)
Asia

•	American International Assurance Company, Limited, together with American International Assurance Company (Bermuda) Limited (AIA)

•	Nan Shan Life Insurance Company, Ltd. (Nan Shan)

•	American International Reinsurance Company Limited (AIRCO)

•	The Philippine American Life and General Insurance Company (Philamlife)
Domestic Life Insurance

•	American General Life Insurance Company (AIG American General)

•	The United States Life Insurance Company in the City of New York (USLIFE)

•	American General Life and Accident Insurance Company (AGLA)
Domestic Retirement Services

•	The Variable Annuity Life Insurance Company (VALIC)

•	AIG Annuity Insurance Company (AIG Annuity)

•	AIG SunAmerica Life Assurance Company (AIG SunAmerica)

American International Group, Inc. and Subsidiaries
Life Insurance & Retirement Services Results
Life Insurance & Retirement Services results were as follows:

	Premiums	Net	Net Realized		Operating
	and Other	Investment	Capital Gains	Total	Income
(in millions)	Considerations	Income	(Losses)	Revenues	(Loss)

Three Months Ended June 30, 2008
Foreign Life Insurance & Retirement Services	$7,691	$3,162	$(909)	$9,944	$773
Domestic Life Insurance	1,604	1,006	(1,376)	1,234	(1,005)
Domestic Retirement Services	290	1,418	(2,725)	(1,017)	(2,169)

Total	$9,585	$5,586	$(5,010)	$10,161	$(2,401)

Three months ended June 30, 2007
Foreign Life Insurance & Retirement Services	$6,503	$3,361	$18	$9,882	$1,654
Domestic Life Insurance	1,369	1,006	(16)	2,359	368
Domestic Retirement Services	298	1,765	(281)	1,782	598

Total	$8,170	$6,132	$(279)	$14,023	$2,620

Percentage Increase/(Decrease) from Prior Year:
Foreign Life Insurance & Retirement Services	18%	(6)%	—%	1%	(53)%
Domestic Life Insurance	17	—	—	(48)	—
Domestic Retirement Services	(3)	(20)	—	—	—

Total	17%	(9)%	—%	(28)%	—%

Six Months Ended June 30, 2008
Foreign Life Insurance & Retirement Services	$15,138	$4,610	$(1,631)	$18,117	$1,508
Domestic Life Insurance	3,191	1,990	(2,664)	2,517	(1,875)
Domestic Retirement Services	574	2,789	(5,084)	(1,721)	(3,865)

Total	$18,903	$9,389	$(9,379)	$18,913	$(4,232)

Six months ended June 30, 2007
Foreign Life Insurance & Retirement Services	$13,116	$6,244	$(217)	$19,143	$2,938
Domestic Life Insurance	2,897	2,011	(28)	4,880	713
Domestic Retirement Services	582	3,390	(290)	3,682	1,250

Total	$16,595	$11,645	$(535)	$27,705	$4,901

Percentage Increase/(Decrease) from Prior Year:
Foreign Life Insurance & Retirement Services	15%	(26)%	—%	(5)%	(49)%
Domestic Life Insurance	10	(1)	—	(48)	—
Domestic Retirement Services	(1)	(18)	—	—	—

Total	14%	(19)%	—%	(32)%	—%

The gross insurance in force for Life Insurance & Retirement Services was as follows:

	June 30,	December 31,
(in millions)	2008	2007

Foreign*	$1,438,309	$1,327,251
Domestic	1,014,785	984,794

Total	$2,453,094	$2,312,045

*	Includes an increase of $45.2 billion related to changes in foreign exchange rates at June 30, 2008.
Disruption in the U.S. residential mortgage and credit markets was the key driver of operating results in the three- and six-month periods ended June 30, 2008 primarily due to significant net realized capital losses resulting from other-than-temporary impairment charges of $5.2 billion and $9.6 billion in the three- and six-month periods ended June 30, 2008, respectively, compared to $324 million and $716 million in the same periods of 2007. In addition, net investment income and certain products continued to be affected by the volatile markets.
     Life Insurance & Retirement Services total revenues in the three- and six-month periods ended June 30, 2008 reflect growth in premiums and other considerations compared to the same periods in 2007, primarily due to strong production in the Foreign Life Insurance & Retirement Services operations and sales of payout annuities in Domestic Life Insurance. Overall growth in premiums and other considerations was dampened by a continuing shift to investment-oriented products and the suspension in the second quarter of 2007 of new sales on certain products in Japan pending completion of an industry wide review by the tax authorities. This review was finalized in March 2008 and resulted in lower tax deductibility of these products for the policyholder. Although sales of these products have restarted in Japan, it is expected that sales will be at lower than historical levels.
     Net investment income decreased in the three- and six-month periods ended June 30, 2008 compared to the same period in 2007 due to significantly lower partnership, yield enhancement and mutual fund income, trading account losses of $133 million and $221 million, respectively, in the U.K. associated with certain investment-linked products and increased levels of short-term investments. Policyholder investment income and trading gains and losses (together, policyholder trading gains (losses)) were $617 million and $(168) million in the three- and six-month periods ended June 30, 2008, respectively, compared to gains of $1.1 billion and $1.9 billion in the same periods in 2007, reflecting equity

American International Group, Inc. and Subsidiaries
market declines. Policyholder trading gains (losses) are offset by a charge to incurred policy losses and benefits expense. Policyholder trading gains (losses) generally reflect the trends in equity markets, principally in Japan and Asia.
     The higher net realized capital losses in the three- and six-month periods ended June 30, 2008 compared to the same periods in 2007 were primarily related to severity impairments due to the credit market disruption and foreign exchange losses as a result of the weakening of the dollar against foreign currencies.
     In addition to the higher net realized capital losses and lower net investment income noted above, the operating loss for the three- and six-month periods ended June 30, 2008 was unfavorably affected by an increased negative investment spread in Taiwan and changes in actuarial estimates totaling $31 million in connection with Domestic Retirement Services’ variable annuity products. These decreases were partially offset by the favorable effect of foreign exchange rates. Operating loss in the three-month period ended June 30, 2008 included a DAC and SIA benefit of $212 million related to net realized capital losses compared to a benefit of $103 million in the same period in 2007. Operating loss in the six-month period ended June 30, 2008 included a DAC and SIA benefit of $479 million related to net realized capital losses compared to $114 million in the same period in 2007.
     In 2007, operating income included charges of $25 million and $62 million for the three- and six-month periods ended June 30, 2007, respectively, related to a regulatory claims review in Japan.
     AIG adopted FAS 157 on January 1, 2008 and the most significant effect on the Life Insurance & Retirement Services results was the change in measurement of fair value for embedded policy derivatives. The pre – tax effect of adoption related to embedded policy derivatives was an increase in net realized capital losses of $155 million as of January 1, 2008, partially offset by a $47 million DAC benefit related to these losses. The effect of initial adoption was primarily due to an increase in the embedded policy derivative liability valuations resulting from the inclusion of explicit risk margins.
     AIG adopted FAS 159 on January 1, 2008 and elected to apply the fair value option to a closed block of single premium variable life business in Japan and for an investment – linked product sold principally in Asia. The adoption of FAS 159 with respect to these fair value elections resulted in a decrease to 2008 opening retained earnings of $559 million, net of tax. The fair value of the liabilities for these policies totaled $3.6 billion at June 30, 2008 and is reported in policyholders’ contract deposits.

American International Group, Inc. and Subsidiaries
Foreign Life Insurance & Retirement Services Results
Foreign Life Insurance & Retirement Services results on a sub–product basis were as follows:

	Premiums	Net	Net Realized		Operating
	and Other	Investment	Capital Gains	Total	Income
(in millions)	Considerations	Income	(Losses)	Revenues	(Loss)

Three Months Ended June 30, 2008
Life insurance	$4,634	$1,813	$(750)	$5,697	$252
Personal accident	1,855	109	(26)	1,938	386
Group products	1,002	244	(11)	1,235	116
Individual fixed annuities	79	660	(115)	624	44
Individual variable annuities	121	336	(7)	450	(25)

Total	$7,691	$3,162	$(909)	$9,944	$773

Three Months Ended June 30, 2007
Life insurance	$4,105	$2,092	$141	$6,338	$1,155
Personal accident	1,487	87	2	1,576	325
Group products	690	222	(6)	906	89
Individual fixed annuities	118	574	(120)	572	52
Individual variable annuities	103	386	1	490	33

Total	$6,503	$3,361	$18	$9,882	$1,654

Percentage Increase/(Decrease) from Prior Year:
Life insurance	13%	(13)%	—%	(10)%	(78)%
Personal accident	25	25	—	23	19
Group products	45	10	—	36	30
Individual fixed annuities	(33)	15	—	9	(15)
Individual variable annuities	17	(13)	—	(8)	—

Total	18%	(6)%	—%	1%	(53)%

Six Months Ended June 30, 2008
Life insurance	$9,146	$2,732	$(1,317)	$10,561	$483
Personal accident	3,546	201	(66)	3,681	763
Group products	1,998	397	(41)	2,354	206
Individual fixed annuities	208	1,229	(228)	1,209	102
Individual variable annuities	240	51	21	312	(46)

Total	$15,138	$4,610	$(1,631)	$18,117	$1,508

Six Months Ended June 30, 2007
Life insurance	$8,272	$3,649	$(27)	$11,894	$1,807
Personal accident	2,960	170	(6)	3,124	693
Group products	1,443	396	(27)	1,812	152
Individual fixed annuities	246	1,148	(157)	1,237	201
Individual variable annuities	195	881	—	1,076	85

Total	$13,116	$6,244	$(217)	$19,143	$2,938

Percentage Increase/(Decrease) from Prior Year:
Life insurance	11%	(25)%	—%	(11)%	(73)%
Personal accident	20	18	—	18	10
Group products	38	—	—	30	36
Individual fixed annuities	(15)	7	—	(2)	(49)
Individual variable annuities	23	(94)	—	(71)	—

Total	15%	(26)%	—%	(5)%	(49)%

     AIG transacts business in most major foreign currencies and therefore premiums and other considerations reported in U.S. dollars vary by volume and from changes in foreign currency translation rates.
The following table summarizes the effect of changes in foreign currency exchange rates on the growth of the Foreign Life Insurance & Retirement Services premiums and other considerations.

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2008	2007	2008	2007

Growth in original currency*	7.5%	7.8%	7.1%	6.5%
Foreign exchange effect	10.8	0.9	8.3	1.9

Growth as reported in U.S. dollars	18.3%	8.7%	15.4%	8.4%

*	Computed using a constant exchange rate each period.

American International Group, Inc. and Subsidiaries
Quarterly Japan and Other Results
First year premium, single premium and annuity deposits for Japan and Other were as follows:

			Percentage
			Increase/
	Three Months		(Decrease)
	Ended June 30,
				Original
(in millions)	2008	2007	U.S.$	Currency

First year premium	$734	$673	9%	(4)%
Single premium	2,178	2,121	3%	(1)%
Annuity deposits	6,018	4,141	45%	43%

First year premium sales in the three-month period ended June 30, 2008 grew moderately in U.S. dollar terms, but declined on an original currency basis compared to the same period in 2007. First year premium life insurance sales in Japan declined reflecting the continued effect of the suspension of the increasing term products in April 2007 which more than offset strong growth of the more profitable U.S. dollar products in Japan. Personal accident first year premium sales were flat compared to the same period in 2007. Group products sales increased primarily due to pension sales in Brazil and credit life business in the Middle East.
     Single premium interest sensitive life insurance sales remained strong in Japan in the three-month period ended June 30, 2008, while guaranteed income bond sales in the U.K. decreased in that period due to sales efforts being focused on the launch of a new variable annuity product. In Japan, a new single premium personal accident and health product was successfully launched during the first quarter of 2008 with the majority of sales coming through banks which were recently deregulated and are now able to sell accident and health products. Group products single premium sales increased substantially with higher production in Brazil, the U.K. and Poland due to the launch of new products and the addition of large group accounts.
     Annuity deposits increased in the three-month period ended June 30, 2008 compared to the same period in 2007 as both fixed and variable products performed well. In Japan, fixed annuity deposits increased significantly due to an improved exchange rate environment and volatile equity markets. Net flows for Japan fixed annuities increased from $165 million in the three-month period ended June 30, 2007 to $1.2 billion in the three-month period ended June 30, 2008. In the U.K., variable annuity deposits continued to reflect strong growth due to the launch of a new product.
Japan and Other results on a sub–product basis were as follows:

	Premiums	Net	Net Realized		Operating
	and Other	Investment	Capital Gains	Total	Income
(in millions)	Considerations	Income	(Losses)	Revenues	(Loss)

Three Months Ended June 30, 2008
Life insurance	$1,568	$643	$(298)	$1,913	$144
Personal accident	1,336	69	(7)	1,398	338
Group products	802	229	(10)	1,021	84
Individual fixed annuities	70	626	(107)	589	43
Individual variable annuities	120	335	(7)	448	(32)

Total	$3,896	$1,902	$(429)	$5,369	$577

Three Months Ended June 30, 2007
Life insurance	$1,350	$641	$33	$2,024	$438
Personal accident	1,041	52	—	1,093	243
Group products	539	201	1	741	63
Individual fixed annuities	101	546	(129)	518	34
Individual variable annuities	102	385	—	487	32

Total	$3,133	$1,825	$(95)	$4,863	$810

Percentage Increase/(Decrease) from Prior Year:
Life insurance	16%	—%	—%	(5)%	(67)%
Personal accident	28	33	—	28	39
Group products	49	14	—	38	33
Individual fixed annuities	(31)	15	—	14	26
Individual variable annuities	18	(13)	—	(8)	—

Total	24%	4%	—%	10%	(29)%

Total revenues for Japan and Other in the three-month period ended June 30, 2008 increased compared to the same period in 2007 primarily due to growth in premiums and other considerations, partially offset by higher net realized capital losses. Realized capital losses increased primarily due to higher other-than-temporary impairments of ABS and Japan real estate investment trusts. Net investment income grew modestly in the period as higher interest and dividends more than offset lower partnership and mutual fund income of $13 million and higher mark to market trading losses of $119 million related to certain investment-linked products in the U.K. compared to the same period in 2007.
     Operating income declined in the three-month period ended June 30, 2008 compared to the same period in 2007 due to significantly increased realized capital losses and the higher trading losses, partially offset by $25 million of lower benefit costs in Japan related to the regulatory claims review which negatively affected prior year results, lower benefit costs of $37 million, net of hedge gains and losses, resulting from an increase in the Japanese equity market and interest rates which

American International Group, Inc. and Subsidiaries
had the effect of reducing policy liabilities carried at fair value under FAS 159 and the positive effect of foreign exchange. During the latter part of the second quarter of 2008, management implemented a previously announced hedging program that is expected to reduce future volatility of the policy liabilities carried at fair value under FAS 159.
Year-to-Date Japan and Other Results
First year premium, single premium and annuity deposits for Japan and Other were as follows:

			Percentage
			Increase/
	Six Months		(Decrease)
	Ended June 30,
				Original
(in millions)	2008	2007	U.S.$	Currency

First year premium	$1,376	$1,293	6%	(4)%
Single premium	5,134	4,118	25%	21%
Annuity deposits	11,525	8,212	40%	38%

First year premium sales in the six-month period ended June 30, 2008 grew modestly in U.S. dollar terms, but declined on an original currency basis compared to the same period in 2007. The lower first year premium sales primarily reflect the effect of suspending sales of increasing term products in Japan during the second quarter of last year. Due to the large premium size for the increasing term products, the sales suspension masks the positive underlying growth of more profitable U.S. dollar products in Japan and other life insurance products in Europe and the Middle East. Personal accident first year premium sales were flat compared to the same period in 2007.
     Single premium interest sensitive life insurance sales remained strong in Japan and guaranteed income bond sales in the U.K. were higher than the same period last year, although sales are shifting to a new variable annuity product and that trend is expected to continue for the remainder of the year. A new single premium personal accident and health product launched in Japan during the first quarter of 2008 continues to perform well and sales which started through banks are being expanded to the agency channels.
     Annuity deposits increased in the six-month period ended June 30, 2008 compared to the same period in 2007 as both fixed and variable products performed well. In Japan, fixed annuity products improved due to the launch of new products and a favorable exchange rate environment for non-yen denominated products. Net flows for Japan individual fixed annuities increased from $56 million in the six-month period ended June 30, 2007 to $1.8 billion in the six-month period ended June 30, 2008. Variable annuity deposit growth in the U.K. was favorably affected by the launch of a new product.
Japan and Other results on a sub-product basis were as follows:

	Premiums and	Net	Net Realized		Operating
	Other	Investment	Capital Gains	Total	Income
(in millions)	Considerations	Income	(Losses)	Revenues	(Loss)

Six Months Ended June 30, 2008
Life insurance	$2,896	$980	$(545)	$3,331	$201
Personal accident	2,513	121	(35)	2,599	639
Group products	1,552	340	(17)	1,875	156
Individual fixed annuities	187	1,162	(196)	1,153	111
Individual variable annuities	237	49	21	307	(47)

Total	$7,385	$2,652	$(772)	$9,265	$1,060

Six Months Ended June 30, 2007
Life insurance	$2,566	$1,191	$15	$3,772	$790
Personal accident	2,069	102	2	2,173	532
Group products	1,114	351	6	1,471	136
Individual fixed annuities	217	1,092	(164)	1,145	181
Individual variable annuities	193	879	—	1,072	84

Total	$6,159	$3,615	$(141)	$9,633	$1,723

Percentage Increase/(Decrease) from Prior Year:
Life insurance	13%	(18)%	—%	(12)%	(75)%
Personal accident	21	19	—	20	20
Group products	39	(3)	—	27	15
Individual fixed annuities	(14)	6	—	1	(39)
Individual variable annuities	23	(94)%	—	(71)%	—

Total	20%	(27)%	—%	(4)%	(38)%

Total revenues for Japan and Other in the six-month period ended June 30, 2008 decreased compared to the same period in 2007 primarily due to higher net realized capital losses and lower net investment income. Net investment income declined due to lower policyholder trading gains, partnership and mutual fund income as well as mark to market trading losses related to investment-linked products in the U.K. Policyholder trading gains declined to $176 million for the six-month period ended June 30, 2008 from $1.4 billion for the same period in 2007. Policyholder trading gains (losses) are offset by a charge to incurred policy losses and benefits expense. Partnership and mutual fund income for the six-month period ended June 30, 2008 was $59 million lower than the same period in 2007. Trading account losses in the U.K. on certain investment-linked products were $221 million for the six-month period ended June 30, 2008

American International Group, Inc. and Subsidiaries
compared to a loss of $14 million in the same period in 2007. Net realized capital losses grew significantly in the period primarily due to other-than-temporary impairments.
     Despite the continued strong growth in the underlying business and the positive effect of foreign exchange, the decline in total revenues resulted in lower operating income for the six-month period ended June 30, 2008 compared to the same period in 2007. Operating income for the six-month period ended June 30, 2008 was favorably affected by lower benefit costs of $62 million related to the regulatory claims review in Japan, which negatively affected last year’s results. Operating income was negatively affected by higher benefit costs of $43 million, net of hedge gains and losses, resulting from volatility in the Japanese equity market and interest rates which impact variable life fair value liabilities under FAS 159 and lower DAC benefit related to realized capital losses of $57 million compared to a benefit of $41 million in the same period in 2007.
Quarterly Asia Results
First year premium, single premium and annuity deposits for Asia were as follows:

			Percentage
			Increase/
	Three Months		(Decrease)
	Ended June 30,
				Original
(in millions)	2008	2007	U.S.$	Currency

First year premium	$762	$740	3%	—%
Single premium	893	922	(3)%	(9)%
Annuity deposits	334	240	39%	34%

First year premium sales in the three-month period ended June 30, 2008 grew modestly on a U.S. dollar basis but were flat on an original currency basis compared to the same period in 2007 as the sales focus shifted more to single premium products. In Hong Kong and Singapore, life insurance first year premium sales increased due to promotional campaigns and increased bancassurance sales. However, Taiwan first year life insurance sales declined as the focus has shifted to a newly launched variable annuity product. First year personal accident premiums declined due to increased competition in the direct marketing channel in Korea, which offset positive growth in other parts of Asia. The group products business performed well, particularly in Australia.
     Single premium sales in the three-month period ended June 30, 2008 decreased as sales in Taiwan shifted to the new variable annuity product. This decrease was partially offset by strong investment-oriented life insurance sales, particularly in Singapore and Korea and single premium credit life sales in Thailand and Taiwan.
     Annuity deposits in the three-month period ended June 30, 2008 rose significantly compared to the same period in 2007 due to the launch of the new variable annuity product in Taiwan.
Asia results, presented on a sub-product basis were as follows:

	Premiums	Net	Net Realized
	and Other	Investment	Capital Gains	Total	Operating
(in millions)	Considerations	Income	(Losses)	Revenues	Income

Three Months Ended June 30, 2008
Life insurance	$3,066	$1,170	$(452)	$3,784	$108
Personal accident	519	40	(19)	540	48
Group products	200	15	(1)	214	32
Individual fixed annuities	9	34	(8)	35	1
Individual variable annuities	1	1	—	2	7

Total	$3,795	$1,260	$(480)	$4,575	$196

Three Months Ended June 30, 2007
Life insurance	$2,755	$1,451	$108	$4,314	$717
Personal accident	446	35	2	483	82
Group products	151	21	(7)	165	26
Individual fixed annuities	17	28	9	54	18
Individual variable annuities	1	1	1	3	1

Total	$3,370	$1,536	$113	$5,019	$844

Percentage Increase/(Decrease) from Prior Year:
Life insurance	11%	(19)%	—%	(12)%	(85)%
Personal accident	16	14	—	12	(41)
Group products	32	(29)	—	30	23
Individual fixed annuities	(47)	21	—	(35)	(94)
Individual variable annuities	—	—	—	(33)	—

Total	13%	(18)%	—%	(9)%	(77)%

Total revenues for Asia in the three-month period ended June 30, 2008 decreased compared to the same period in 2007, primarily due to the negative effect of policyholder trading gains (losses) on net investment income and higher net realized capital losses, which more than offset the growth in premiums and other considerations. Premiums and other considerations increased in the three-month period ended June 30, 2008 compared to the same period in 2007, despite a continued

American International Group, Inc. and Subsidiaries
trend toward investment-oriented products where only a portion of policy charges are reported as premiums. Personal accident premiums grew despite flat first year premium growth due to a successful retention initiative. Group products premiums grew, reflecting increased first year premiums. Net investment income declined due to policyholder trading losses of $7 million in 2008 compared to gains of $415 million in the same period in 2007 and a reduction in partnership and mutual fund income, which was $44 million lower than the same period in 2007. Net realized capital losses in the three-month period ended June 30, 2008 included higher other-than-temporary impairment charges and higher losses on the fair value of derivatives that do not qualify for hedge accounting treatment under FAS 133 compared to the same period in 2007.
     Operating income in the three-month period ended June 30, 2008 decreased compared to the same period in 2007 principally due to higher net realized capital losses and lower net investment income relative to growth in the business. Operating income was also affected by the favorable effect of foreign exchange rates and the unfavorable effect of the increased negative investment spread in Taiwan resulting from lower investment returns.
Year-to-Date Asia Results
First year premium, single premium and annuity deposits for Asia were as follows:

	Six Months		Percentage
	Ended		Increase/
	June 30,		(Decrease)

				Original
(in millions)	2008	2007	U.S.$	Currency

First year premium	$1,480	$1,414	5%	2%
Single premium	1,850	1,570	18%	12%
Annuity deposits	666	371	80%	76%

First year premium sales in the six-month period ended June 30, 2008 grew moderately compared to the same period in 2007 as the sales focus shifted more to single premium and annuity products. In Taiwan, life insurance first year premium sales declined as sales shifted to a newly launched variable annuity product. The group products business performed well in Australia, Singapore and Hong Kong.
     Single premium sales in the six-month period ended June 30, 2008 grew significantly compared to the same period in 2007 primarily due to investment-oriented life insurance sales, particularly in Singapore, Hong Kong, and Korea, as well as strong credit life sales in Thailand.
     Annuity deposits in the six-month period ended June 30, 2008 more than doubled the level reported for the same period in 2007 due to the launch of the new variable annuity product in Taiwan. Deposits in Korea were down in the six-month period ended June 30, 2008 compared to the same period last year due to a recent market shift toward variable products.
Asia results, presented on a sub-product basis were as follows:

	Premiums and	Net	Net Realized		Operating
	Other	Investment	Capital Gains	Total	Income
(in millions)	Considerations	Income	(Losses)	Revenues	(Loss)

Six Months Ended June 30, 2008
Life insurance	$6,250	$1,752	$(772)	$7,230	$282
Personal accident	1,033	80	(31)	1,082	124
Group products	446	57	(24)	479	50
Individual fixed annuities	21	67	(32)	56	(9)
Individual variable annuities	3	2	—	5	1

Total	$7,753	$1,958	$(859)	$8,852	$448

Six Months Ended June 30, 2007
Life insurance	$5,706	$2,458	$(42)	$8,122	$1,017
Personal accident	891	68	(8)	951	161
Group products	329	45	(33)	341	16
Individual fixed annuities	29	56	7	92	20
Individual variable annuities	2	2	—	4	1

Total	$6,957	$2,629	$(76)	$9,510	$1,215

Percentage Increase/(Decrease) from Prior Year:
Life insurance	10%	(29)%	—%	(11)%	(72)%
Personal accident	16	18	—	14	(23)
Group products	36	27	—	40	—
Individual fixed annuities	(28)	20	—	(39)	—
Individual variable annuities	50	—	—	25	—

Total	11%	(26)%	—%	(7)%	(63)%

Total revenues in Asia in the six-month period ended June 30, 2008 decreased compared to the same period in 2007 primarily due to lower net investment income and higher net realized capital losses, which more than offset the growth in premiums and other considerations. Net investment income declined due to policyholder trading losses of $332 million in 2008 compared to gains of $494 million in 2007 and lower partnership and mutual fund income. Partnership and mutual fund income for the six-month period ended June 30, 2008 was $184 million lower than the same period in 2007. The higher realized capital losses were primarily due to other-than-temporary impairment of dollar denominated securities

American International Group, Inc. and Subsidiaries
held in Singapore and Taiwan which declined in value due to a weakening U.S. dollar.
     Operating income for the six-month period ended June 30, 2008 declined compared to the same period in 2007 primarily as a result of lower revenues. Results for the year were also affected by lower operating income in Taiwan due to the increased negative investment spread resulting from lower investment returns.
Quarterly Domestic Life Insurance Results
Domestic Life Insurance results, presented on a sub-product basis were as follows:

	Premiums	Net	Net Realized		Operating
	and Other	Investment	Capital Gains	Total	Income
(in millions)	Considerations	Income	(Losses)	Revenues	(Loss)

Three Months Ended June 30, 2008
Life insurance	$621	$365	$(1,110)	$(124)	$(918)
Home service	186	163	(198)	151	(112)
Group life/health	218	48	(13)	253	4
Payout annuities*	564	320	(33)	851	17
Individual fixed and runoff annuities	15	110	(22)	103	4

Total	$1,604	$1,006	$(1,376)	$1,234	$(1,005)

Three Months Ended June 30, 2007
Life insurance	$603	$402	$43	$1,048	$262
Home service	192	158	(11)	339	66
Group life/health	197	51	(4)	244	1
Payout annuities*	364	276	(35)	605	17
Individual fixed and runoff annuities	13	119	(9)	123	22

Total	$1,369	$1,006	$(16)	$2,359	$368

Percentage Increase/(Decrease) from Prior Year:
Life insurance	3%	(9)%	—%	—%	—%
Home service	(3)	3	—	(55)	—
Group life/health	11	(6)	—	4	—
Payout annuities	55	16	—	41	—
Individual fixed and runoff annuities	15	(8)	—	(16)	(82)

Total	17%	—%	—%	(48)%	—%

*	Includes structured settlements, single premium immediate annuities and terminal funding annuities.
Total Domestic Life Insurance revenues decreased in the three-month period ended June 30, 2008 compared to the same period in 2007 due to significantly higher net realized capital losses, partially offset by higher premiums and other considerations. The increase in net realized capital losses was primarily driven by other-than-temporary impairments of ABS related to AIG’s securities lending program. See Invested Assets – Securities Lending Activities for further information. Domestic Life Insurance premiums and other considerations increased in the three-month period ended June 30, 2008 compared to the same period in 2007 primarily due to strong payout annuity deposits and growth in life insurance business in force. The growth in payout annuity deposits was driven by structured settlements and terminal funding annuities in both the U.S. and Canada. Net investment income for the three-month period ended June 30, 2008 was consistent with the same period in 2007 despite growth in the underlying business. Net investment income for the three-month period ended June 30, 2008 was affected by lower partnership and other yield enhancement income of $66 million and reduced overall investment yield from increased levels of short-term investments. Offsetting these items was higher net investment income due to the phase out of losses related to synthetic fuel production investments (Synfuel) of $38 million.
     Operating income for the three-month period ended June 30, 2008 compared to the same period in 2007 decreased due principally to higher net realized capital losses as described above, partially offset by the growth in the in force block of life insurance and payout annuities and favorable mortality experience in the life insurance business during the quarter. Home service operating income decreased due to higher net realized capital losses partially offset by improved margins on the in-force business. Group life/health operating income increased due to favorable development on the financial institutions credit life run-off block, improved underwriting results on certain product lines and lower DAC amortization costs compared to the same period in 2007. In addition, 2007 operating income was positively affected by a $15 million litigation accrual release. Operating income during the three-month period ended June 30, 2008 includes a DAC benefit related to realized capital losses of $17 million compared to a benefit of $4 million in the same period in 2007.

American International Group, Inc. and Subsidiaries
Year-to-Date Domestic Life Insurance Results
Domestic Life Insurance results, presented on a sub-product basis were as follows:

	Premiums and	Net	Net Realized		Operating
	Other	Investment	Capital Gains	Total	Income
(in millions)	Considerations	Income	(Losses)	Revenues	(Loss)

Six Months Ended June 30, 2008
Life insurance	$1,210	$738	$(2,165)	$(217)	$(1,757)
Home service	374	316	(338)	352	(174)
Group life/health	422	95	(27)	490	6
Payout annuities*	1,158	623	(55)	1,726	55
Individual fixed and runoff annuities	27	218	(79)	166	(5)

Total	$3,191	$1,990	$(2,664)	$2,517	$(1,875)

Six Months Ended June 30, 2007
Life insurance	$1,181	$774	$40	$1,995	$449
Home service	387	319	(13)	693	148
Group life/health	426	104	(5)	525	4
Payout annuities*	876	565	(41)	1,400	68
Individual fixed and runoff annuities	27	249	(9)	267	44

Total	$2,897	$2,011	$(28)	$4,880	$713

Percentage Increase/(Decrease) from Prior Year:
Life insurance	2%	(5)%	—%	—%	—%
Home service	(3)	(1)	—	(49)	—
Group life/health	(1)	(9)	—	(7)	50
Payout annuities	32	10	—	23	(19)
Individual fixed and runoff annuities	—	(12)	—	(38)	—

Total	10%	(1)%	—%	(48)%	—%

*	Includes structured settlements, single premium immediate annuities and terminal funding annuities.
Total Domestic Life Insurance revenues decreased in the six-month period ended June 30, 2008 compared to the same period in 2007 due to higher net realized capital losses and lower net investment income partially offset by higher premiums and other considerations. The increase in net realized capital losses was primarily driven by other-than-temporary impairments of ABS related to AIG’s securities lending program. See Invested Assets – Investments in RMBS, CMBS, CDOs and ABS – Investments in ABS and  – Securities Lending Activities for further information. Domestic Life Insurance premiums and other considerations increased in the six-month period ended June 30, 2008 compared to the same period in 2007 primarily due to strong payout annuity deposits and growth in life insurance business in force. The growth in payout annuity deposits was driven by sales of structured settlements and terminal funding annuities in both the U.S. and Canada. Net investment income declined in the six-month period ended June 30, 2008 compared to the same period in 2007 despite growth in the underlying business. Net investment income for the six-month period ended June 30, 2008 was affected by lower partnership and other yield enhancement income of $102 million and reduced overall investment yield from increased levels of short-term investments. Offsetting these items was higher net investment income due to the phase out of losses related to Synfuel investments of $67 million.
     Operating income for the six-month period ended June 30, 2008 compared to the same period in 2007 decreased due principally to higher net realized capital losses and the lower net investment income as described above. Partially offsetting these items was the growth in the in force block of life insurance and payout annuities and favorable mortality experience in the life insurance and payout annuities businesses. Home service operating income decreased due to higher net realized capital losses partially offset by improved margins on the in-force business. Group life/health operating income increased due to favorable development on the financial institutions credit life run-off block, improved underwriting results on certain product lines and lower DAC amortization costs compared to the same period in 2007. In addition, 2007 operating income was positively affected by a $16 million litigation accrual release. Operating income during the six-month period ended June 30, 2008 includes a DAC benefit related to realized capital losses of $37 million compared to a benefit of $4 million in the same period in 2007.

American International Group, Inc. and Subsidiaries
Domestic Life Insurance sales and deposits by product* were as follows:

	Three Months			Six Months
	Ended			Ended
	June 30,		Percentage	June 30,		Percentage
			Increase/			Increase/
(in millions)	2008	2007	(Decrease)	2008	2007	(Decrease)

Life insurance
Periodic premium by product:
Universal life	$46	$47	(2)%	$93	$98	(5)%
Variable universal life	15	12	25	42	25	68
Term life	61	57	7	113	112	1
Whole life/other	3	3	—	6	5	20

Total periodic premiums by product	125	119	5%	254	240	6%
Unscheduled and single deposits	113	115	(2)	173	181	(4)

Total life insurance	238	234	2%	427	421	1%

Home service
Life insurance and accident and health	24	25	(4)%	44	49	(10)%
Fixed annuities	40	25	60	69	45	53
Unscheduled and single deposits	5	5	—	10	8	25

Total home service	69	55	25%	123	102	21%

Group life/health	31	22	41%	72	60	20%
Payout annuities	751	600	25%	1,550	1,285	21%
Individual fixed and runoff annuities	256	101	—%	340	188	81%

Total sales and deposits	$1,345	$1,012	33%	$2,512	$2,056	22%

*	Life insurance sales include periodic premium from new business expected to be collected over a one-year period and unscheduled and single premiums from new and existing policyholders. Sales of group accident and health insurance represent annualized first year premium from new policies. Annuity sales represent deposits from new and existing policyholders.
Domestic Life Insurance periodic premium sales increased 5 percent and 6 percent in the three- and six-month periods ended June 30, 2008, respectively, compared to the same period in 2007 primarily as a result of strong private placement variable universal life sales. The U.S. life insurance market remains highly competitive and Domestic Life’s emphasis on maintaining new business margins has negatively affected sales of term and universal life products, although recent enhancements to term products have resulted in an increase in term sales. Group life/health growth was driven by increased sales of supplemental health and voluntary products. Payout annuities have experienced strong growth from terminal funding and structured settlement sales in both the U.S. and Canada. Home service growth was primarily from increased fixed annuity deposits. Individual fixed and runoff annuities sales and deposits have increased as a result of the current interest rate environment as credited rates offered during the quarter were more competitive with the rates offered by banks on certificates of deposit.
Quarterly Domestic Retirement Services Results
Domestic Retirement Services results, presented on a sub-product basis were as follows:

	Premiums and	Net	Net Realized		Operating
	Other	Investment	Capital Gains	Total	Income
(in millions)	Considerations	Income	(Losses)	Revenues	(Loss)

Three Months Ended June 30, 2008
Group retirement products	$111	$488	$(940)	$(341)	$(699)
Individual fixed annuities	17	817	(1,591)	(757)	(1,274)
Individual variable annuities	157	34	(43)	148	(50)
Individual annuities — runoff*	5	79	(151)	(67)	(146)

Total	$290	$1,418	$(2,725)	$(1,017)	$(2,169)

Three Months Ended June 30, 2007
Group retirement products	$112	$641	$(103)	$650	$265
Individual fixed annuities	26	981	(158)	849	261
Individual variable annuities	155	43	(17)	181	53
Individual annuities — runoff*	5	100	(3)	102	19

Total	$298	$1,765	$(281)	$1,782	$598

Percentage Increase/(Decrease) from Prior Year:
Group retirement products	(1)%	(24)%	—%	—%	—%
Individual fixed annuities	(35)	(17)	—	—	—
Individual variable annuities	1	(21)	—	(18)	—
Individual annuities — runoff	—	(21)	—	—	—

Total	(3)%	(20)%	—%	—%	—%

*	Primarily represents runoff annuity business sold through discontinued distribution relationships.
Total revenues and operating income for Domestic Retirement Services declined in the three-month period ended June 30, 2008 compared to the same period in 2007, primarily due to significantly increased net realized capital

American International Group, Inc. and Subsidiaries
losses, lower partnership income of $170 million and lower yield enhancement income of $78 million. Net realized capital losses for Domestic Retirement Services increased primarily due to higher other-than-temporary impairment charges of $2.7 billion in the three-month period ended June 30, 2008 compared to $144 million in the same period in 2007, primarily driven by severity losses on ABS related to AIG’s securities lending program.
     Operating income for group retirement products and individual fixed annuities decreased in the three-month period ended June 30, 2008 compared to the same period in 2007, primarily as a result of increased net realized capital losses due to higher other-than-temporary impairment charges, lower partnership income, lower yield enhancement income and reduced overall investment yield from increased levels of short-term investments. These decreases were partially offset by decreases in DAC amortization and sales inducement costs of $164 million related to the net realized capital losses compared to $58 million in the same period in 2007.
     Individual variable annuities operating income decreased in the three-month period ended June 30, 2008 compared to the same period in 2007, primarily due to a $31 million increase in benefit reserves and related DAC amortization adjustment reflecting changes in actuarial estimates and to increased net realized capital losses largely due to higher other-than-temporary impairment charges.
Year-to-Date Domestic Retirement Services Results
Domestic Retirement Services results, presented on a sub-product basis were as follows:

			Net Realized
	Premiums and	Net	Capital		Operating
	Other	Investment	Gains	Total	Income
(in millions)	Considerations	Income	(Losses)	Revenues	(Loss)

Six Months Ended June 30, 2008
Group retirement products	$218	$982	$(1,680)	$(480)	$(1,192)
Individual fixed annuities	40	1,576	(2,837)	(1,221)	(2,230)
Individual variable annuities	309	69	(295)	83	(187)
Individual annuities – runoff*	7	162	(272)	(103)	(256)

Total	$574	$2,789	$(5,084)	$(1,721)	$(3,865)

Six Months Ended June 30, 2007
Group retirement products	$217	$1,211	$(113)	$1,315	$541
Individual fixed annuities	51	1,895	(169)	1,777	564
Individual variable annuities	301	85	(7)	379	105
Individual annuities – runoff*	13	199	(1)	211	40

Total	$582	$3,390	$(290)	$3,682	$1,250

Percentage Increase/(Decrease) from Prior Year:
Group retirement products	—%	(19)%	—%	—%	—%
Individual fixed annuities	(22)	(17)	—	—	—
Individual variable annuities	3	(19)	—	(78)	—
Individual annuities – runoff	(46)	(19)	—	—	—

Total	(1)%	(18)%	—%	—%	—%

*	Primarily represents runoff annuity business sold through discontinued distribution relationships.
Total revenues and operating income for Domestic Retirement Services declined significantly in the six-month period ended June 30, 2008 compared to the same period in 2007 primarily due to significantly increased net realized capital losses and lower partnership and yield enhancement income. Net realized capital losses for Domestic Retirement Services increased primarily due to higher other-than-temporary impairment charges of $4.8 billion in the six-month period ended June 30, 2008 compared to $186 million in the same period in 2007.
     Both group retirement products and individual fixed annuities operating income in the six-month period ended June 30, 2008 decreased compared to the same period in 2007 primarily as a result of increased net realized capital losses due to higher other-than-temporary impairment charges, lower net investment income due to lower partnership income of $289 million, lower yield enhancement income of $152 million and reduced overall investment yield from increased levels of short term investments. These decreases were partially offset by decreases in DAC amortization and sales inducement costs of $329 million related to the net realized capital losses compared to $55 million in the same period in 2007.
     Individual variable annuities operating income decreased in the six-month period ended June 30, 2008 compared to the same period in 2007 primarily as a result of increased net realized capital losses principally due to other-than-temporary impairment charges. In addition, benefit reserves and DAC amortization and sales inducement costs increased by a combined $31 million due to changes in actuarial estimates, offset by decreases in DAC amortization and sales inducement costs of $56 million related to the net realized capital losses compared to $6 million in the same period in 2007.

American International Group, Inc. and Subsidiaries
The account value roll forward for Domestic Retirement Services by product was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(in millions)	2008	2007	2008	2007

Group retirement products
Balance at beginning of period	$65,640	$65,216	$68,109	$64,357
Deposits – annuities	1,472	1,463	2,925	2,881
Deposits – mutual funds	371	330	795	795

Total deposits	1,843	1,793	3,720	3,676
Surrenders and other withdrawals	(1,282)	(1,487)	(2,772)	(3,412)
Death benefits	(64)	(70)	(123)	(130)

Net inflows (outflows)	497	236	825	134
Change in fair value of underlying investments, interest credited, net of fees	52	2,234	(2,745)	3,195
Other	—	1	—	1

Balance at end of period	$66,189	$67,687	$66,189	$67,687

Individual fixed annuities
Balance at beginning of period	$51,540	$52,339	$50,508	$52,685
Deposits	1,944	1,633	4,475	2,864
Surrenders and other withdrawals	(1,461)	(1,859)	(3,040)	(3,519)
Death benefits	(442)	(449)	(824)	(857)

Net inflows (outflows)	41	(675)	611	(1,512)
Change in fair value of underlying investments, interest credited, net of fees	496	506	958	997

Balance at end of period	$52,077	$52,170	$52,077	$52,170

Individual variable annuities
Balance at beginning of period	$30,830	$31,432	$33,108	$31,093
Deposits	1,122	1,204	2,139	2,212
Surrenders and other withdrawals	(964)	(1,057)	(1,873)	(2,047)
Death benefits	(123)	(129)	(250)	(250)

Net inflows (outflows)	35	18	16	(85)
Change in fair value of underlying investments, interest credited, net of fees	(198)	1,601	(2,457)	2,043

Balance at end of period	$30,667	$33,051	$30,667	$33,051

Total Domestic Retirement Services
Balance at beginning of period	$148,010	$148,987	$151,725	$148,135

Deposits	4,909	4,630	10,334	8,752
Surrenders and other withdrawals	(3,707)	(4,403)	(7,685)	(8,978)
Death benefits	(629)	(648)	(1,197)	(1,237)

Net inflows (outflows)	573	(421)	1,452	(1,463)
Change in fair value of underlying investments, interest credited, net of fees	350	4,341	(4,244)	6,235
Other	—	1	—	1

Balance at end of period, excluding runoff	148,933	152,908	148,933	152,908
Individual annuities runoff	5,476	5,977	5,476	5,977

Balance at end of period	$154,409	$158,885	$154,409	$158,885

General and separate account reserves and mutual funds
General account reserve			$91,467	$90,729
Separate account reserve			54,629	60,554

Total general and separate account reserves			146,096	151,283
Group retirement mutual funds			8,313	7,602

Total reserves and mutual funds			$154,409	$158,885

     The improvement in individual fixed annuity deposits was due to a steepened yield curve, providing the opportunity to offer higher interest crediting rates than certificates of deposits (CDs) and mutual fund money market rates available at the time. However, beginning in the three-month period ended June 30, 2008, CDs offering more competitive crediting rates than those currently available on fixed annuities have started to slow fixed annuity sales.
     Domestic Retirement Services surrenders and other withdrawals decreased in all product lines in the three and six-month periods ended June 30, 2008 compared to the same periods in 2007. In general, surrenders and other withdrawals decreased as a result of the relative lack of attractive alternative investment products. Group retirement surrenders and withdrawals decreased as a result of a few large group mutual fund surrenders in the first quarter of 2007 and a general reduction in second quarter 2008 surrenders.
Domestic Retirement Services reserves by surrender charge category and surrender rates were as follows:

	Group	Individual	Individual
	Retirement	Fixed	Variable
(in millions)	Products*	Annuities	Annuities

June 30, 2008
No surrender charge	$48,399	$11,465	$12,288
0% - 2%	2,659	3,519	4,545
Greater than 2% - 4%	3,309	7,325	4,002
Greater than 4%	2,621	26,441	9,524
Non-surrenderable	888	3,327	308

Total reserves	$57,876	$52,077	$30,667

Surrender rates	8.4%	11.8%	12.0%

June 30, 2007
No surrender charge	$45,361	$10,813	$12,591
0% - 2%	6,734	4,068	5,424
Greater than 2% - 4%	3,872	6,665	5,589
Greater than 4%	3,241	27,182	9,355
Non-surrenderable	877	3,442	92

Total reserves	$60,085	$52,170	$33,051

Surrender rates	10.4%	13.4%	12.8%

*	Excludes mutual funds of $8.3 billion and $7.6 billion at June 30, 2008 and 2007, respectively.
     Surrender rates decreased for all three product lines in the three- and six-month periods ended June 30, 2008 compared to the same periods in 2007. The surrender rate for individual fixed annuities continues to be driven by the yield curve and the general aging of the in-force block. However, less than 23 percent of the individual fixed annuity reserves as of June 30, 2008 were available for surrender without charge.
     An increase in the level of surrenders in any of these businesses could accelerate the amortization of DAC and negatively affect fee income earned on assets under management.

American International Group, Inc. and Subsidiaries
Life Insurance & Retirement Services Net Investment Income and Net Realized Capital Gains (Losses)
The components of net investment income for Life Insurance & Retirement Services were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(in millions)	2008	2007	2008	2007

Foreign Life Insurance & Retirement Services:
Fixed maturities, including short-term investments	$2,334	$1,940	$4,547	$3,839
Equity securities	79	126	111	98
Interest on mortgage and other loans	143	114	275	227
Partnership income	9	38	11	86
Mutual funds	76	103	(4)	163
Trading account losses	(133)	(14)	(221)	(14)
Other(a)	134	60	246	128

Total investment income before policyholder income and trading gains (losses)	2,642	2,367	4,965	4,527
Policyholder investment income and trading gains (losses)(b)	606	1,079	(156)	1,876

Total investment income	3,248	3,446	4,809	6,403
Investment expenses	86	85	199	159

Net investment income	$3,162	$3,361	$4,610	$6,244

Domestic Life Insurance:
Fixed maturities, including short-term investments	$847	$870	$1,711	$1,781
Equity securities	24	(2)	41	(3)
Interest on mortgage and other loans	105	102	202	202
Partnership income — excluding Synfuels	(6)	60	25	87
Partnership loss — Synfuels	(4)	(42)	(8)	(75)
Mutual funds	3	3	1	5
Other(a)	41	26	62	40

Total investment income before policyholder income and trading gains (losses)	1,010	1,017	2,034	2,037
Policyholder investment income and trading gains (losses)(b)	11	—	(12)	—

Total investment income	1,021	1,017	2,022	2,037
Investment expenses	15	11	32	26

Net investment income	$1,006	$1,006	$1,990	$2,011

Domestic Retirement Services:
Fixed maturities, including short-term investments	$1,137	$1,364	$2,348	$2,764
Equity securities	6	21	9	24
Interest on mortgage and other loans	149	135	297	256
Partnership income	83	253	94	383
Other(a)	59	4	72	(8)

Total investment income	1,434	1,777	2,820	3,419
Investment expenses	16	12	31	29

Net investment income	$1,418	$1,765	$2,789	$3,390

Total:
Fixed maturities, including short-term investments	$4,318	$4,174	$8,606	$8,384
Equity securities	109	145	161	119
Interest on mortgage and other loans	397	351	774	685
Partnership income — excluding Synfuels	86	351	130	556
Partnership loss — Synfuels	(4)	(42)	(8)	(75)
Mutual funds	79	106	(3)	168
Trading account losses	(133)	(14)	(221)	(14)
Other(a)	234	90	380	160

Total investment income before policyholder income and trading gains (losses)	5,086	5,161	9,819	9,983
Policyholder investment income and trading gains (losses)(b)	617	1,079	(168)	1,876

Total investment income	5,703	6,240	9,651	11,859
Investment expenses	117	108	262	214

Net investment income	$5,586	$6,132	$9,389	$11,645

(a)	Includes real estate income, income on non-partnership invested assets, securities lending and Foreign Life Insurance & Retirement Services’ equal share of the results of AIG Credit Card Company (Taiwan).
(b)	Relates principally to assets held in various trading securities accounts that do not qualify for separate account treatment under AICPA SOP 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (SOP 03-1). These amounts are principally offset by an equal change included in incurred policy losses and benefits.
     Net investment income decreased $546 million and $2.3 billion in the three- and six-month periods ended June 30, 2008 compared to the same periods in 2007, respectively, reflective of the recent market volatility. For the three- and six-month periods ended June 30, 2008, policyholder trading gains (losses) were $617 million and $(168) million, respectively, compared to gains of $1.1 billion and $1.9 billion in the same period of 2007 reflecting equity market declines in Japan and Asia. In addition, net investment income was negatively affected by

American International Group, Inc. and Subsidiaries
lower yield enhancement income from equity investments, and higher trading account losses of $119 million and $207 million for the three- and six-month periods ended June 30, 2008 compared to the same periods in 2007. Domestic Retirement Services held higher balances in cash and short-term investments which negatively affected investment income on fixed maturity securities. Historically, AIG generated income tax credits as a result of investing in Synfuels related to the partnership income (loss) shown in the table above. Synfuel production ceased effective December 31, 2007.
The components of net realized capital gains (losses) for Life Insurance & Retirement Services were as follows:

	Three Months		Six Months Ended
	Ended June 30,		June 30,

(in millions)	2008	2007	2008	2007

Foreign Life Insurance & Retirement Services:
Sales of fixed maturities	$19	$(25)	$16	$(45)
Sales of equity securities	192	180	271	212
Other:
Other-than-temporary impairments(a)	(1,071)	(131)	(2,087)	(462)
Foreign exchange transactions	(170)	(25)	(193)	90
Derivatives instruments	(32)	52	83	(65)
Other(b)	153	(33)	279	53

Total Foreign Life Insurance & Retirement Services	$(909)	$18	$(1,631)	$(217)

Domestic Life Insurance:
Sales of fixed maturities	$(18)	$(58)	$(10)	$(39)
Sales of equity securities	2	4	3	5
Other:
Other-than-temporary impairments(a)	(1,440)	(49)	(2,659)	(68)
Foreign exchange transactions	6	–	4	2
Derivatives instruments	58	41	(67)	30
Other(c)	16	46	65	42

Total Domestic Life Insurance	$(1,376)	$(16)	$(2,664)	$(28)

Domestic Retirement Services:
Sales of fixed maturities	$(55)	$(79)	$(63)	$(60)
Sales of equity securities	3	5	23	16
Other:
Other-than-temporary impairments(a)	(2,682)	(144)	(4,839)	(186)
Foreign exchange transactions	14	1	(1)	7
Derivatives instruments	15	(52)	(185)	(47)
Other(c)	(20)	(12)	(19)	(20)

Total Domestic Retirement Services	$(2,725)	$(281)	$(5,084)	$(290)

Total:
Sales of fixed maturities	$(54)	$(162)	$(57)	$(144)
Sales of equity securities	197	189	297	233
Other:
Other-than-temporary impairments(a)	(5,193)	(324)	(9,585)	(716)
Foreign exchange transactions	(150)	(24)	(190)	99
Derivatives instruments	41	41	(169)	(82)
Other(b)(c)	149	1	325	75

Total	$(5,010)	$(279)	$(9,379)	$(535)

(a)	See Invested Assets — Portfolio Review — Other-Than-Temporary Impairments for additional information.
(b)	Includes losses of $167 million and gains of $66 million allocated to participating policyholders for the three-month periods ended June 30, 2008 and 2007, respectively, and losses of $178 million and $5 million for the six-month periods ended June 30, 2008 and 2007, respectively.

(c)	Includes losses of $12 million and $143 million for the six-month period ended June 30, 2008 for Domestic Life Insurance and Domestic Retirement Services, respectively, related to the adoption of FAS 157 related to embedded policy derivatives.
     Included in net realized capital gains (losses) are gains (losses) on sales of investments, derivative gains (losses) for transactions that did not qualify for hedge accounting treatment under FAS 133, foreign exchange gains and losses, other-than-temporary impairments and the effects of the adoption of FAS 157 further described below.
     Foreign Life Insurance & Retirement Services net realized capital losses were significantly higher in the first six months of 2008 compared to the same period in 2007. The increased Foreign Life Insurance & Retirement Services other-than-temporary impairments were primarily driven by severity losses and foreign currency declines. See Invested Assets — Portfolio Review herein for further information. Foreign currency losses of $170 million and $193 million in the three and six-month periods ended June 30, 2008, respectively, related primarily to the decline in value of U.S. dollar bonds supporting liabilities denominated in Taiwan dollars, Singapore dollars, Japanese yen and British pounds sterling. Derivatives in the Foreign Life Insurance & Retirement Services operations are primarily used to economically hedge cash flows related to U.S. dollar bonds back to the respective currency of the country, principally in Taiwan, Thailand and Singapore. These derivatives do not

American International Group, Inc. and Subsidiaries
qualify for hedge accounting treatment under FAS 133 and are recorded in net realized capital gains (losses). The corresponding foreign exchange gain or loss with respect to the economically hedged bond is deferred in accumulated other comprehensive income (loss) until the bond is sold, matures or deemed to be other-than-temporarily impaired.
     In the three- and six-month periods ended June 30, 2008, the Domestic Life Insurance and Domestic Retirement Services operations incurred higher net realized capital losses primarily due to other-than-temporary impairment charges related to severity. Derivatives in the Domestic Life Insurance operations include affiliated interest rate swaps used to economically hedge cash flows on bonds and option contracts used to economically hedge cash flows on indexed annuity and universal life products. These derivatives do not qualify for hedge accounting treatment under FAS 133 and are recorded in net realized capital gains (losses). The corresponding gain or loss with respect to the economically hedged bond is deferred in accumulated other comprehensive income (loss) until the bond is sold, matures or is deemed to be other-than-temporarily impaired.
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
Deferred Policy Acquisition Costs and Sales Inducement Assets
     DAC for Life Insurance & Retirement Services products arises from the deferral of costs that vary with, and are directly related to, the acquisition of new or renewal business. Policy acquisition costs for life insurance products are generally deferred and amortized over the premium paying period in accordance with FAS 60, “Accounting and Reporting by Insurance Enterprises” (FAS 60). Policy acquisition costs that relate to universal life and investment-type products are generally deferred and amortized, with interest in relation to the incidence of estimated gross profits to be realized over the estimated lives of the contracts in accordance with FAS 97. Value of Business Acquired (VOBA) is determined at the time of acquisition and is reported on the consolidated balance sheet with DAC and amortized over the life of the business, similar to DAC. AIG offers sales inducements to contract holders (bonus interest) on certain annuity and investment contracts. Sales inducements are recognized as part of the liability for policyholders’ contract deposits on the consolidated balance sheet and are amortized over the life of the contract similar to DAC. The deferral of acquisition and sales inducement costs increased $280 million in the six-month period ended June 30, 2008 compared to the same period in 2007 primarily due to higher production in the Foreign Life Insurance operations and Domestic Retirement Services. Total amortization expense increased by $81 million in the six-month period ended June 30, 2008 compared to the same period in 2007. The current year amortization includes a $479 million increase to operating income related to net realized capital losses in the first six months of 2008 compared to $114 million in the same period of 2007 reflecting significantly higher other-than-temporary impairment charges. Annualized amortization expense levels in the first six months of 2008 and 2007 were approximately 11 percent and 12 percent, respectively, of the opening DAC balance.
     AIG adopted FAS 159 on January 1, 2008 and elected to apply fair value accounting for an investment-linked product sold principally in Asia. Upon fair value election, all DAC and SIA are written off and there is no further deferral or amortization of DAC and SIA for that product. The amounts of DAC and SIA written off as of January 1, 2008 were $1.1 billion and $299 million, respectively.

American International Group, Inc. and Subsidiaries
The major components of the changes in DAC/ VOBA and SIA were as follows:

	Six Months Ended June 30,

(in millions)	2008			2007

	DAC/VOBA	SIA	Total	DAC/VOBA	SIA	Total

Foreign Life Insurance & Retirement Services
Balance at beginning of year	$26,175	$681	$26,856	$21,153	$404	$21,557
Acquisition costs deferred	2,711	49	2,760	2,510	60	2,570
Amortization (charged) or credited to operating income:
Related to net realized capital gains (losses)	60	(3)	57	45	1	46
Related to unlocking future assumptions	(4)	(2)	(6)	30	2	32
All other amortization	(1,783)	(28)	(1,811)	(1,344)	2	(1,342)
Change in unrealized gains (losses) on securities	692	5	697	531	7	538
Increase (decrease) due to foreign exchange	781	2	783	(230)	1	(229)
Other*	(1,090)	(299)	(1,389)	(78)	—	(78)

Balance at end of period	$27,542	$405	$27,947	$22,617	$477	$23,094

Domestic Life Insurance
Balance at beginning of year	$6,432	$53	$6,485	$6,006	$46	$6,052
Acquisition costs deferred	439	10	449	442	10	452
Amortization (charged) or credited to operating income:
Related to net realized capital gains (losses)	37	—	37	4	—	4
All other amortization	(302)	(5)	(307)	(344)	(3)	(347)
Change in unrealized gains (losses) on securities	210	—	210	230	—	230
Increase (decrease) due to foreign exchange	(17)	—	(17)	45	—	45
Other*	—	—	—	(64)		(64)

Balance at end of period	$6,799	$58	$6,857	$6,319	$53	$6,372

Domestic Retirement Services
Balance at beginning of year	$5,838	$991	$6,829	$5,651	$887	$6,538
Acquisition costs deferred	462	108	570	376	101	477
Amortization (charged) or credited to operating income:
Related to net realized capital gains (losses)	309	76	385	52	12	64
Related to unlocking future assumptions	—	—	—	2	—	2
All other amortization	(409)	(92)	(501)	(445)	(79)	(524)
Change in unrealized gains (losses) on securities	439	96	535	318	64	382
Increase (decrease) due to foreign exchange	1	—	1	—	—	—

Balance at end of period	$6,640	$1,179	$7,819	$5,954	$985	$6,939

Total Life Insurance & Retirement Services
Balance at beginning of year	$38,445	$1,725	$40,170	$32,810	$1,337	$34,147
Acquisition costs deferred	3,612	167	3,779	3,328	171	3,499
Amortization (charged) or credited to operating income:
Related to net realized capital gains (losses)	406	73	479	101	13	114
Related to unlocking future assumptions	(4)	(2)	(6)	32	2	34
All other amortization	(2,494)	(125)	(2,619)	(2,133)	(80)	(2,213)
Change in unrealized gains (losses) on securities	1,341	101	1,442	1,079	71	1,150
Increase (decrease) due to foreign exchange	765	2	767	(185)	1	(184)
Other*	(1,090)	(299)	(1,389)	(142)	—	(142)

Balance at end of period	$40,981	$1,642	$42,623	$34,890	$1,515	$36,405

*	In 2008, primarily represents the cumulative effect of adoption of FAS 159. In 2007, primarily represents the cumulative effect of adoption of SOP 05-1.
     As AIG operates in various global markets, the estimated gross profits used to amortize DAC, VOBA and SIA are subject to differing market returns and interest rate environments in any single period. The combination of market returns and interest rates may lead to acceleration of amortization in some products and regions and simultaneous deceleration of amortization in other products and regions.
     DAC, VOBA and SIA for insurance-oriented, investment-oriented and retirement services products are reviewed for recoverability, which involves estimating the future profitability of current business. This review involves significant management judgment. If actual future profitability is substantially lower than estimated, AIG’s DAC, VOBA and SIA may be subject to an impairment

American International Group, Inc. and Subsidiaries
charge and AIG’s results of operations could be significantly affected in future periods.
Future Policy Benefit Reserves
     Periodically, the net benefit reserves (policy benefit reserves less DAC) established for Life Insurance & Retirement Services companies are tested to ensure that, including consideration of future expected premium payments, they are adequate to provide for future policyholder benefit obligations. The assumptions used to perform the tests are current best-estimate assumptions as to policyholder mortality, morbidity, terminations, company maintenance expenses and invested asset returns. For long duration traditional business, a “lock-in” principle applies, whereby the assumptions used to calculate the benefit reserves and DAC are set when a policy is issued and do not change with changes in actual experience. These assumptions include margins for adverse deviation in the event that actual experience might deviate from these assumptions. For business in force outside of North America, 46 percent of total policyholder benefit liabilities at June 30, 2008 represent traditional business where the lock-in principle applies. In most foreign locations, various guarantees are embedded in policies in force that may remain applicable for many decades into the future.
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
Taiwan
Beginning in 2000, the yield available on Taiwanese 10-year government bonds dropped from approximately 6 percent to 2.7 percent at June 30, 2008. Yields on most other invested assets have correspondingly dropped over the same period. Current sales are focused on products such as:

•	variable separate account products which do not contain interest rate guarantees,

•	participating products which contain very low implied interest rate guarantees, and

•	accident and health policies and riders.
     In developing the reserve adequacy analysis for Nan Shan, several key best-estimate assumptions have been made:

•	Observed historical mortality improvement trends have been projected to 2014;

•	Morbidity, expense and termination rates have been updated to reflect recent experience;

•	Taiwan government bond rates are expected to remain at current levels for 10 years and gradually increase to best-estimate assumptions of a market consensus view of long-term interest rate expectations;

•	Foreign assets are assumed to comprise 35 percent of invested assets, resulting in a composite long-term investment assumption of approximately 4.8 percent; and

•	The current practice permitted in Taiwan of offsetting positive mortality experience with negative interest margins, thus eliminating the need for mortality dividends, will continue.
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
Financial Services Results
Financial Services results were as follows:

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
			Increase/			Increase/
(in millions)	2008	2007	(Decrease)	2008	2007	(Decrease)

Total revenues:
Aircraft Leasing	$1,298	$1,173	11%	$2,463	$2,231	10%
Capital Markets(a)	(6,088)	(67)	—	(14,831)	161	—
Consumer Finance(b)	1,028	911	13	1,959	1,756	12
Other, including intercompany adjustments	157	106	48	244	176	39

Total	$(3,605)	$2,123	—%	$(10,165)	$4,324	—%

Operating income (loss):
Aircraft Leasing	$334	$207	61%	$555	$371	50%
Capital Markets(a)	(6,284)	(255)	—	(15,211)	(187)	—
Consumer Finance(b)	(33)	75	—	(85)	111	—
Other, including intercompany adjustments	78	20	290	64	44	45

Total	$(5,905)	$47	—%	$(14,677)	$339	—%

(a)	Revenues are shown net of interest expense of $1.2 billion and $805 million in the three-month periods ended June 30, 2008 and 2007, respectively, and $1.7 billion and $1.9 billion for the six-month periods ended June 30, 2008 and 2007, respectively. In the three- and six-month periods ended June 30, 2008, both revenues and operating income (loss) include unrealized market valuation losses of $5.6 billion and $14.7 billion, respectively, on AIGFP’s super senior credit default swap portfolio.
(b)	The three-month and six-month periods ended June 30, 2007 included pre-tax charges of $50 million and $178 million, respectively, in connection with domestic Consumer Finance’s mortgage banking activities. Based on a current evaluation of the estimated cost of implementing the Supervisory Agreement entered into with the OTS, partial reversals of these prior year charges included in the three- and six-month periods ended June 30, 2008 were $25 million and $43 million, respectively.
     Financial Services reported operating losses in the three- and six-month periods ended June 30, 2008 compared to operating income in the same periods in 2007, primarily due to unrealized market valuation losses of $5.6 billion and $14.7 billion in the three- and six-month periods ended June 30, 2008, respectively, on AIGFP’s super senior credit default swap portfolio, the remaining operating loss resulting from the change in credit spreads on AIGFP’s other assets and liabilities and a decline in operating income for AGF. AGF’s operating income declined in the three- and six-month periods ended June 30, 2008 compared to the same periods in 2007 primarily due to increases in the provision for finance receivable losses and unfavorable variances related to derivatives that economically hedge AGF debt. In addition, in the three months ended June 30, 2008, AGF recorded a pre-tax charge of $27 million resulting from AGF’s decision to cease its wholesale originations.
     ILFC generated strong operating income growth in the three-and six-month periods ended June 30, 2008 compared to the same periods in 2007, driven to a large extent by a larger aircraft fleet, higher lease rates and higher utilization and lower composite borrowing rates.
Aircraft Leasing
Aircraft Leasing operations represent the operations of ILFC, which generates its revenues primarily from leasing new and used commercial jet aircraft to foreign and domestic airlines. Revenues also result from the remarketing of commercial aircraft for ILFC’s own account, and remarketing and fleet management services for airlines and financial institutions. ILFC finances its aircraft purchases primarily through the issuance of debt instruments. ILFC economically hedges part of its floating rate and substantially all of its foreign currency denominated debt using interest rate and foreign currency derivatives. Starting in the second quarter of 2007, ILFC began applying hedge accounting to most of its derivatives. The composite borrowing rates, which include the effect of derivatives, at June 30, 2008 and 2007 were 4.74 percent and 5.25 percent, respectively.
     ILFC typically contracts to re-lease aircraft before the end of the existing lease term. For aircraft returned before the end of the lease term, ILFC has generally been able to re-lease such aircraft within two to six months of their return. As a lessor, ILFC considers an aircraft “idle” or “off lease” when the aircraft is not subject to a signed lease agreement or signed letter of intent. During the three-month period ended June 30, 2008, 16 planes were returned to ILFC by bankrupt lessees. As of July 31, 2008, ILFC has leased all of the 16 aircraft.
Quarterly Aircraft Leasing Results
ILFC’s operating income increased in the three-month period ended June 30, 2008 compared to the same period in 2007. Rental revenues increased by $130 million or 11 percent,

American International Group, Inc. and Subsidiaries
driven by a larger aircraft fleet, higher lease rates and higher utilization. As of June 30, 2008, 947 aircraft in ILFC’s fleet were subject to operating leases compared to 894 aircraft as of June 30, 2007. ILFC had no aircraft off lease at July 31, 2008. Flight equipment marketing revenues increased by $26 million in the three-month period ended June 30, 2008 compared to the same period in 2007 due to an increase in aircraft sales. Interest expense decreased by $41 million in the three-month period ended June 30, 2008 compared to the same period in 2007 as a result of lower short-term interest rates. The increases in revenues were partially offset by an increase in depreciation and a credit value adjustment on derivatives. Depreciation expense increased by $30 million, or 7 percent, in line with the increase in the size of the aircraft fleet. In the three-month period ended June 30, 2008 and 2007, the gains (losses) from hedging activities that did not qualify for hedge accounting treatment under FAS 133, including the related foreign exchange gains and losses, were $(15) million and $24 million, respectively, in both revenues and operating income. The net derivative loss for the three-month period ended June 30, 2008 includes the effect of changes in AIG’s credit spreads of $11 million.
Year-to-Date Aircraft Leasing Results
ILFC’s operating income increased in the six-month period ended June 30, 2008 compared to the same period in 2007. Rental revenues increased by $251 million or 11 percent, driven by a larger aircraft fleet, higher lease rates and higher utilization. As of June 30, 2008, 947 aircraft in ILFC’s fleet were subject to operating leases compared to 894 aircraft as of June 30, 2007. ILFC had no aircraft off lease at July 31, 2008, and all of the new aircraft scheduled for delivery through 2009 have been leased. Flight equipment marketing revenues increased by $34 million in the six-month period ended June 30, 2008 compared to the same period in 2007 due to an increase in aircraft sales. Interest expense decreased by $30 million in the six-month period ended June 30, 2008, compared to the same period in 2007, as a result of lower short-term interest rates. The increases in revenues were partially offset by an increase in depreciation and a credit value adjustment on derivatives as a result of the adoption of FAS 157. Depreciation expense increased by $75 million, or 9 percent, in line with the increase in the size of the aircraft fleet. In the six-month period ended June 30, 2008 and 2007, the gains (losses) from hedging activities that did not qualify for hedge accounting treatment under FAS 133, including the related foreign exchange gains and losses, were $(63) million and $(13) million, respectively, in both revenues and operating income. The net derivative loss for the six-month period ended June 30, 2008 includes the effect of changes in AIG’s credit spreads of $51 million, of which $12 million represents the transition amount from the adoption of FAS 157.
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
     As Capital Markets is a transaction-oriented operation, current and past revenues and operating results may not provide a basis for predicting future performance. Through 2007, AIG’s Capital Markets operations derived a significant portion of their revenues from hedged financial positions entered into in connection with counterparty transactions. AIGFP also participates as a dealer in a wide variety of financial derivatives transactions. Revenues and operating income of the Capital Markets operations and the percentage change in these amounts for any given period are significantly affected by changes in the fair value of AIGFP’s assets and liabilities and by the number, size and profitability of transactions entered into during that period relative to those entered into during the prior period. Generally, the realization of transaction revenues as measured by the receipt of funds is not a significant reporting event as the gain or loss on AIGFP’s trading transactions is currently reflected in operating income as the fair values change from period to period.
     AIGFP’s products generally require sophisticated models and significant management assumptions to determine fair values and, particularly during times of market disruption, the absence of observable market data can result in fair values at any given balance sheet date that are not indicative of the ultimate settlement values of the products.
Quarterly Capital Markets Results
Capital Markets reported an operating loss in the three-month period ended June 30, 2008 compared to operating income in the same period of 2007, primarily due to unrealized market valuation losses related to AIGFP’s super senior credit default swap portfolio principally written on multi-sector CDOs. Financial market conditions during the second quarter of 2008 were characterized by widening credit spreads.
     In addition to writing credit protection on the super senior risk layer on designated portfolios of loans or debt securities, AIGFP also wrote protection on tranches below the super senior risk layer. At June 30, 2008, the net notional amount of the credit default swaps in the regulatory capital relief portfolio written on tranches below the super senior

American International Group, Inc. and Subsidiaries
risk layer was $5.8 billion, with an estimated fair value loss of $171 million.
     At June 30, 2008, the notional amount, fair value and unrealized market valuation loss of the AIGFP super senior credit default swap portfolio, including certain regulatory capital relief transactions, by asset class were as follows:

				Unrealized Market
				Valuation Loss
				(Gain)

		Fair		Three	Six
		Value		Months	Months
		Loss at		Ended	Ended
	Notional	June 30,		June 30,	June 30,
(in millions)	Amount	2008		2008(a)	2008(a)

Regulatory Capital:(b)
Corporate loans	$172,717	$—		$—	$—
Prime residential mortgages	132,612	—		—	—
Other(c)(d)	1,619	125		125	125

Total	306,948	125		125	125

Arbitrage:
Multi-sector CDOs(e)	80,301	24,785		5,569	13,606
Corporate debt/ CLOs	53,767	996		(126)	770

Total	134,068	25,781		5,443	14,376

Mezzanine tranches(f)	5,824	171		(3)	171

Total	$446,840	$26,077	(g)	$5,565	$14,672

(a)	Includes credit valuation adjustment gains of $44 million and $109 million, respectively, for the three- and six-month periods ended June 30, 2008.
(b)	Represents predominantly transactions written to facilitate regulatory capital relief.

(c)	Represents transactions where AIGFP believes the counterparties are no longer using the transactions to obtain regulatory capital relief.

(d)	During the second quarter of 2008, a European RMBS regulatory capital relief transaction with a notional amount of $1.6 billion was not terminated as expected when it no longer provided regulatory capital relief to the counterparty.

(e)	Approximately $57.8 billion in net notional amount includes some exposure to U.S. sub-prime mortgages and approximately $9.6 billion in net notional amount includes CDOs of CMBS.
(f)	Represents credit default swaps written by AIGFP on tranches below super senior on certain regulatory capital relief trades.

(g)	Fair value amounts are shown before the effects of counterparty netting adjustments.
     During the second quarter of 2008, AIGFP implemented further refinements to the cash flow waterfall used by the BET model and the assumptions used therein. These refinements reflected the ability of a CDO to use principal proceeds to cover interest payment obligations on lower-rated tranches, the ability of a CDO to use principal proceeds to cure a breach of an overcollateralization test, the ability of a CDO to amortize certain senior CDO tranches on a pro-rata or sequential basis and the preferential payment of management fees. To the extent there is a lag in the prices provided by the collateral managers, AIG refines those prices by rolling them forward to the end of the quarter using prices provided by a third party pricing service. The net effect of these refinements was an incremental unrealized market valuation loss of $342 million. Refinements made during the first quarter of 2008 had only a de minimus effect on the unrealized market valuation loss.
     During the three months ended June 30, 2008, AIGFP issued new 2a-7 Puts on the super senior security issued by a CDO of AAA-rated commercial mortgage-backed securities (CMBS) pursuant to a facility that was entered into in 2005. The terms of the facility required AIGFP to issue such options up to a notional amount of $7.5 billion. Approximately $2.1 billion were issued in November 2007 with the remainder issued in June 2008. Under the terms of the put options, AIGFP is required to purchase the referenced super senior obligations in the event of a failed remarketing of those securities. Upon the exercise of the put options, the counterparty will provide funding to AIGFP to purchase and hold the referenced super senior obligations for a period ranging from three to six years. At this time, AIGFP is not party to any commitments to enter into any new 2a-7 Puts. Included in the unrealized market valuation loss of the super senior credit default swap portfolio for the second quarter of 2008 was a loss of $810 million resulting from the change in fair value of these newly issued 2a-7 Puts.
     In May 2008, AIGFP extinguished its obligations with respect to a credit default swap by purchasing the protected CDO security for $103 million, its principal amount outstanding related to this obligation. Additionally, AIGFP purchased $682 million of other super senior CDO securities in connection with 2a-7 Puts. Upon purchase, these securities were included in AIGFP’s trading portfolio at their fair value. Approximately $67 million of the cumulative unrealized market valuation loss previously recognized on these derivatives as of March 31, 2008 was realized as a result of these purchases.
     The change in fair value of AIGFP’s credit default swaps was caused by the significant widening in spreads and the downgrades of RMBS and CDO securities by rating agencies in the six-month period ended June 30, 2008 driven by the credit concerns resulting from U.S. residential mortgages, the severe liquidity crisis affecting the markets and the effects of rating agency downgrades on structured securities.
     Capital markets net operating loss for the three-month period ended June 30, 2008 includes a net loss of $474 million representing the effect of changes in credit spreads on the valuation of AIGFP’s assets and liabilities, including $44 million of gains reflected in the unrealized market valuation loss on super senior credit default swaps. Losses of $362 million on the assets were primarily due to continued significant widening of credit spreads on CDOs and ABS products, which represent a significant portion of AIGFP’s investment portfolio. While historically AIG’s credit spreads and those on its assets moved in a similar fashion, that relationship did not exist in the second quarter of 2008. Credit spreads on the ABS and CDO investments widened significantly more than the widening in AIG’s credit spreads. Furthermore, while AIG’s credit spreads increased during the second quarter of 2008, the credit valuation adjustment on its

American International Group, Inc. and Subsidiaries
liabilities decreased due to a decline in AIGFP’s outstanding debt obligations and the shortened maturity of its liabilities.
The following table presents AIGFP’s credit spread gains (losses) for the three-month period ended June 30, 2008 (excluding intercompany transactions):

(in millions)

Counterparty Credit Spread		AIG Inc.’s Own Credit Spread
Sensitivity on Assets		Sensitivity on Liabilities

Trading securities	$(503)	Term notes	$(79)
Loans and other assets	(4)	Hybrid term notes	(47)
Derivative assets	145	GIA’s	(84)
		Other liabilities	(2)
		Derivative liabilities*	100

Decrease in assets	$(362)	Increase in liabilities	$(112)

Net pre-tax decrease to other income	$(474)

*	Includes super senior CDS portfolio
     During 2008, AIGFP’s revenues from certain products have declined, in part, as a consequence of the continued disruption in the credit markets, the general decline in liquidity in the marketplace, and AIGFP’s efforts to manage its liquidity. Furthermore, AIGFP has not been able to replace revenues previously generated from certain structured tax transactions that were terminated or matured at the end of 2007 and early 2008.
     The most significant component of Capital Markets operating expenses is compensation, which was $155 million and $153 million in the three-month periods ended June 30, 2008 and 2007, respectively. The amount of compensation was not affected by gains and losses arising from derivatives not qualifying for hedge accounting treatment under FAS 133. In the first quarter of 2008, AIGFP established an employee retention plan, which guarantees a broad group of AIGFP’s employees and consultants a minimum level of compensation for each of the 2008 and 2009 compensation years, subject to mandatory partial deferral which, in certain circumstances, will be indexed to the price of AIG stock. The deferred amounts may be reduced in the event of losses prior to payment. The expense related to the plan is being recognized over the vesting period, beginning in the first quarter of 2008.
     AIGFP recognized a gain of $196 million in the three-month period ended June 30, 2007 on hybrid financial instruments for which it applied the fair value option under FAS 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140” (FAS 155). These amounts were largely offset by gains and losses on economic hedge positions also reflected in AIGFP’s operating income or loss.
Year-to-Date Capital Markets Results
Capital Markets reported an increased operating loss in the six-month period ended June 30, 2008 compared to the operating loss in the same period of 2007, primarily due to unrealized market valuation losses related to AIGFP’s super senior credit default swap portfolio principally written on multi-sector CDOs. Financial market conditions in the six-month period ended June 30, 2008 were characterized by widening credit spreads and declining interest rates.
     The net loss recognized for the six-month period ended June 30, 2007 included a $166 million reduction in fair value of certain derivatives that are an integral part of, and economically hedge, the structured transactions potentially affected by the proposed guidance by the U.S. Treasury Department affecting the ability to claim foreign tax credits.
     Effective January 1, 2008, AIGFP adopted FAS 157. The most significant effect of adopting FAS 157 was a change in the valuation methodologies for hybrid financial instruments and derivative liabilities (both freestanding and embedded) historically carried at fair value. The changes were primarily to incorporate AIGFP’s own credit risk, when appropriate, in the fair value measurements.
     Effective January 1, 2008, AIGFP also elected to apply the fair value option under FAS 159 to all eligible assets and liabilities, other than equity method investments and trade receivables and trade payables. Electing the fair value option allows AIGFP to more closely align its earnings with the economics of its transactions by recognizing the change in fair value of its derivatives and the offsetting change in fair value of the assets and liabilities being hedged concurrently through earnings.
     Capital Markets net operating loss for the six-month period ended June 30, 2008 includes an increase to pre-tax earnings of $2.5 billion attributable to changes in AIG’s credit spreads, including $109 million of gains reflected in the unrealized market valuation loss on super senior credit default swaps, which were offset by the effect of changes in counterparty credit spreads on assets measured at fair value of $3.0 billion. Included in the six-month period ended June 30, 2008 net operating loss is the transition amount of $291 million related to the adoption of FAS 157 and FAS 159, as well as a credit valuation adjustment gain of $193 million for derivatives AIGFP entered into with other AIG entities, which is eliminated in consolidation.

American International Group, Inc. and Subsidiaries
The following table presents AIGFP’s credit spread gains (losses) for the six-month period ended June 30, 2008 (excluding intercompany transactions):

(in millions)

Counterparty Credit Spread		AIG Inc.’s Own Credit Spread
Sensitivity on Assets		Sensitivity on Liabilities

Trading securities	$(2,651)	Term notes	$182
Loans and other assets	(28)	Hybrid term notes	615
Derivative assets	(303)	GIA’s	1,072
		Other liabilities	28
		Derivative liabilities*	639

Decrease in assets	$(2,982)	Decrease in liabilities	$2,536

Net pre-tax decrease to other income	$(446)

*	Includes super senior CDS portfolio
     AIGFP recognized a gain of $30 million in the six-month period ended June 30, 2007 on hybrid financial instruments for which it applied the fair value option under FAS 155. These amounts were largely offset by gains and losses on economic hedge positions also reflected in AIGFP’s operating income or loss.
     Capital Markets compensation expense was $298 million and $276 million in the six-month periods ended June 30, 2008 and 2007, respectively. The amount of compensation was not affected by gains and losses arising from derivatives not qualifying for hedge accounting treatment under FAS 133.
Consumer Finance
AIG’s Consumer Finance operations in North America are principally conducted through AGF. AGF derives most of its revenues from finance charges assessed on outstanding real estate loans, secured and unsecured non-real estate loans and retail sales finance receivables and credit-related insurance.
     Effective February 29, 2008, AGF purchased a portion of Equity One, Inc.’s consumer branch finance receivable portfolio consisting of $1.0 billion of real estate loans, $290 million of non-real estate loans, and $156 million of retail sales finance receivables.
     AIG’s foreign consumer finance operations are principally conducted through AIG Consumer Finance Group, Inc. (AIGCFG). AIGCFG operates primarily in emerging and developing markets. AIGCFG has operations in Argentina, China, Hong Kong, Mexico, Philippines, Poland, Taiwan, Thailand, India and Colombia. In April 2008, AIGCFG decided to sell or liquidate its existing operations in Taiwan.
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
Quarterly Consumer Finance Results
Consumer Finance operating income decreased in the three-month period ended June 30, 2008 compared to the same period in 2007. Operating income from the domestic consumer finance operations, which include the operations of AGF and AIG Federal Savings Bank, decreased by $115 million in the three-month period ended June 30, 2008 compared to the same period in 2007. In the three-month period ended June 30, 2007, domestic results were adversely affected by the weakening housing market, which resulted in lower originations of real estate loans as well as the additional $50 million charge relating to the estimated cost of implementing the Supervisory Agreement entered into with the OTS.
     AGF’s revenues increased $29 million or 4 percent during the three-month period ended June 30, 2008 compared to the same period in 2007. Revenues from AGF’s finance receivables benefited from the $1.5 billion finance receivable purchase in first quarter 2008, but were partially offset by reduced residential mortgage originations reflecting the slower U.S. housing market. Revenues from AGF’s mortgage banking activities increased $55 million during the three-month period ended June 30, 2008 compared to the same period in 2007 (which included the second quarter 2007 charge of $50 million related to the Supervisory Agreement). Based on a current evaluation of the estimated cost of implementing the Supervisory Agreement entered into with the OTS, a partial reversal of $25 million of these prior year charges was recorded in the second quarter of 2008.
     During 2007 and the six months ended June 30, 2008, the U.S. residential real estate and credit markets experienced significant turmoil as housing prices softened, unemployment increased, consumer delinquencies increased, and credit availability contracted and became more expensive for consumers and financial institutions. These market developments are reflected in AGF’s decline in operating income in 2007 and 2008. AGF’s operating income declined in the three-month period ended June 30, 2008 compared to the same period in 2007 primarily due to increases in the provision for finance receivable loss of $153 million and unfavorable variances related to derivatives that economically hedge AGF debt. During the three-month period ended June 30, 2008, AGF recorded a net gain of $5 million on its derivatives that did not qualify for hedge accounting under FAS 133, compared to a net gain of $17 million in the same period in 2007. The net derivative

American International Group, Inc. and Subsidiaries
gain for the three-month period ended June 30, 2008 reflected the effect of changes in AIG’s credit spreads. AGF’s operating income also reflected a pre-tax charge of $27 million resulting from AGF’s decision to cease its wholesale originations.
     AGF’s net finance receivables totaled $26.5 billion at June 30, 2008, an increase of approximately $1.6 billion compared to the prior year period, including the purchase of $1.5 billion of finance receivables from Equity One, Inc. on February 29, 2008. The increase in the net finance receivables resulted in a similar increase in revenues generated from these assets.
     Revenues from the foreign consumer finance operations increased by 50 percent in the three-month period ended June 30, 2008 compared to the same period in 2007. Loan growth, particularly in Poland, Mexico and Latin America, was the primary driver of the increased revenues. In addition, revenues from recently acquired businesses in India and Thailand contributed to the increase. The increase in revenues was more than offset by higher expenses associated with branch expansions, acquisition activities and product promotion campaigns.
Year-to-Date Consumer Finance Results
Consumer Finance operating income decreased in the six-month period ended June 30, 2008 compared to the same period in 2007. Operating income from the domestic consumer finance operations, which include the operations of AGF and AIG Federal Savings Bank, decreased by $190 million in the six-month period ended June 30, 2008 compared to the same period in 2007. In the six-month period ended June 30, 2007, domestic results were adversely affected by the weakening housing market, which resulted in lower originations of real estate loans as well as the $178 million charge relating to the estimated cost of implementing the Supervisory Agreement entered into with the OTS.
     AGF’s revenues increased $52 million or 4 percent during the six-month period ended June 30, 2008 compared to the same period in 2007. Revenues from AGF’s finance receivables benefited from the $1.5 billion finance receivable purchase in first quarter 2008, but were partially offset by reduced residential mortgage originations reflecting the slower U.S. housing market. Revenues from AGF’s mortgage banking activities increased $165 million during the six-month period ended June 30, 2008 compared to the same period in 2007 (which included a charge of $178 million related to the Supervisory Agreement in the six-month period ended June 30, 2007). Prior year charges of $43 million were reversed in the six months ended June 30, 2008, related to the Supervisory Agreement. The six-month period ended June 30, 2007 included a recovery of $65 million from a favorable out of court settlement.
     AGF’s operating income declined in the six-month period ended June 30, 2008 compared to the same period in 2007 primarily due to increases in the provision for finance receivable loss of $273 million and unfavorable variances related to derivatives that economically hedge AGF debt. During the six-month period ended June 30, 2008, AGF recorded a net loss of $38 million on its derivatives that did not qualify for hedge accounting under FAS 133, including the related foreign exchange losses, compared to a net loss of $19 million in the same period in 2007. The net derivative loss for the six-month period ended June 30, 2008 includes the effect of changes in AIG’s credit spreads amounting to $34 million, of which $13 million represents the transition amount from the adoption of FAS 157. AGF’s operating income also reflected a pre-tax charge of $27 million resulting from AGF’s decision to cease its wholesale originations.
     Revenues from the foreign consumer finance operations increased by 45 percent in the six-month period ended June 30, 2008 compared to the same period in 2007. Loan growth, particularly in Poland, Mexico and Latin America, was the primary driver of the increased revenues. In addition, revenues from recently acquired businesses in India and Thailand contributed to the increase. The increase in revenues was more than offset by higher expenses associated with branch expansions, acquisition activities and product promotion campaigns.
Credit Quality of Finance Receivables
The overall credit quality of AGF’s finance receivables portfolio deteriorated during the six-month period ended June 30, 2008 due to negative economic fundamentals, the aging of the real estate loan portfolio and a higher proportion of non-real estate loans and retail sales finance receivables.
     At June 30, 2008, the 60-day delinquency rate for the entire portfolio increased by 138 basis points to 3.56 percent compared to the same period in 2007, while the 60-day delinquency rate for the real estate loans increased by 155 basis points to 3.50 percent. For the three-month period ended June 30, 2008, AGF’s net charge-off rate increased to 1.73 percent compared to 1.02 percent for the same period in 2007 and for the six-month period ended June 30, 2008 increased to 1.64 percent compared to 1.00 percent for the same period in 2007.
     AGF’s allowance for finance receivable losses as a percentage of outstanding receivables was 3.02 percent at June 30, 2008 compared to 2.04 percent at June 30, 2007.
Asset Management Operations
AIG’s Asset Management operations comprise a wide variety of investment-related services and investment products. These services and products are offered to individuals, pension funds and institutions (including AIG subsidiaries)

American International Group, Inc. and Subsidiaries
globally through AIG’s Spread-Based Investment business, Institutional Asset Management, and Brokerage Services and Mutual Funds business. Also included in Asset Management operations are the results of certain SunAmerica sponsored partnership investments.
     Revenues and operating income (loss) for Asset Management are affected by the general conditions in the equity and credit markets. In addition, net realized gains and carried interest revenues are contingent upon various fund closings, maturity levels, investment management performance and market conditions.
Spread-Based Investment Business
AIG’s Spread-Based Investment business includes the results of AIG’s proprietary Spread-Based Investment operations, the Matched Investment Program (MIP), which was launched in September of 2005 to replace the Guaranteed Investment Contract (GIC) program, which is in runoff whereby no new GIC contracts are being written. The MIP is an investment strategy that involves investing in various asset classes with financing provided through third parties. This business uses various risk mitigating strategies designed to hedge interest rate and currency risk associated with underlying investments and related liabilities.
Institutional Asset Management
AIG’s Institutional Asset Management business, conducted through AIG Investments, provides an array of investment products and services globally to institutional investors, pension funds, AIG subsidiaries and high net worth investors. These products include traditional equity and fixed maturity securities, and a wide range of alternative asset classes. These services include investment advisory and subadvisory services, investment monitoring, securities lending and transaction structuring. Within the fixed maturity and equity asset classes, AIG Investments offers various forms of structured investments aimed at achieving superior returns or capital preservation. Within the alternative asset class, AIG Investments offers hedge and private equity funds and fund-of-funds, direct investments and distressed debt investments.
     AIG Global Real Estate provides a wide range of real estate investment and management services for AIG subsidiaries, as well as for third-party institutional investors, high net worth investors and pension funds. Through a strategic network of local real estate ventures, AIG Global Real Estate actively invests in and develops office, industrial, multi-family residential, retail, mixed-use hotel and resort properties located around the world.
     AIG Private Bank offers banking, trading and investment management services to private clients and institutions globally. To further focus on its wealth management expansion efforts, AIG Private Bank Ltd. entered into a joint venture agreement with Bank Sarasin & Co. Ltd. Under this agreement, a new Swiss bank was established, into which both AIG Private Bank Ltd. and Bank Sarasin & Co. Ltd. contributed their retail banking businesses. The new bank commenced operations on July 1, 2008 with assets under management of approximately $8 billion.
     From time to time, AIG Investments acquires warehoused assets. During the warehousing period, AIG bears the cost and risks associated with carrying these investments and consolidates them on its balance sheet and records the operating results until the investments are transferred, sold or otherwise divested. Changes in market conditions may negatively affect the fair value of these warehoused investments. Market conditions may impede AIG from launching new investment products for which these warehoused assets are being held. Market conditions may also prevent AIG from recovering its investment upon transfer or divestment. In the event that AIG is unable to transfer or otherwise divest its interest in the warehoused investment to third parties, AIG could be required to hold these investments indefinitely. In certain instances, the consolidated warehoused investments are not wholly owned by AIG. In such cases, AIG shares the risk associated with warehousing the asset with the minority interest investors.
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

American International Group, Inc. and Subsidiaries
Asset Management Results
Asset Management results were as follows:

	Three Months		Percentage	Six Months		Percentage
	Ended June 30,		Increase/	Ended June 30,		Increase/
(in millions)	2008	2007	(Decrease)	2008	2007	(Decrease)

Total revenues:
Spread-Based Investment business	$2	$734	—%	$(807)	$1,749	—%
Institutional Asset Management	687	869	(21)	1,211	1,298	(7)
Brokerage Services and Mutual Funds	74	82	(10)	148	160	(8)
Other Asset Management	34	96	(65)	96	243	(60)

Total	$797	$1,781	(55)%	$648	$3,450	(81)%

Operating income (loss):
Spread-Based Investment business	$(420)	$244	—%	$(1,671)	$735	—%
Institutional Asset Management	58	569	(90)	(20)	666	—
Brokerage Services and Mutual Funds	17	21	(19)	36	47	(23)
Other Asset Management	31	93	(67)	90	237	(62)

Total	$(314)	$927	—%	$(1,565)	$1,685	—%

     Asset Management recognized operating losses in the three-and six-month periods ended June 30, 2008 compared to operating income in the same periods in 2007, primarily due to other-than-temporary impairment charges on fixed income investments, significantly lower partnership income, and lower carried interest revenues. Included in the second quarter 2007 operating income was a gain on the sale of a portion of AIG’s investment in The Blackstone Group L.P. in connection with its initial public offering.
Quarterly Spread-Based Investment Business Results
The Spread-Based Investment business reported an operating loss in the three-month period ended June 30, 2008 compared to operating income in the same period in 2007 due to significantly higher net realized capital losses and lower partnership income. Included in the operating loss were net realized capital losses of $549 million for the three-month period ended June 30, 2008, compared to $67 million in the 2007 period. Net realized capital losses for the three-month period ended June 30, 2008 primarily consist of $880 million in other-than-temporary impairment charges on fixed maturity securities for both the GIC and MIP portfolios, partially offset by net mark to market gains of $255 million on interest rate and foreign exchange hedges not qualifying for hedge accounting treatment for both the GIC and MIP and net foreign exchange gains on foreign currency denominated GIC and MIP liabilities. Net realized capital losses of $67 million for the three-month period ended June 30, 2007 primarily reflect $86 million of net mark to market losses on interest rate and foreign exchange hedges, partially offset by net foreign exchange related gains on the MIP and GIC.
     The other-than-temporary impairment charges on fixed maturity securities held in the GIC and MIP portfolios were $522 million for the GIC and $358 million for the MIP for the three-month period ended June 30, 2008. These impairments primarily resulted from severity losses. See Invested Assets — Portfolio Review — Other-Than-Temporary Impairments. In addition to the other-than-temporary impairments, unrealized losses on fixed maturity securities were recorded in accumulated other comprehensive income (loss) and were primarily driven by price declines resulting from decreased market liquidity, partially offset by unrealized gains resulting from falling interest rates.
     In the GIC program, income from partnership investments declined $237 million for the three-month period ended June 30, 2008, compared to the same period of 2007, reflecting significantly higher returns in the 2007 period and weaker market conditions in 2008. Partially offsetting this decline were foreign exchange gains on foreign currency denominated GIC reserves, which increased by $76 million in the three-month period ended June 30, 2008 compared to the same period in 2007 as a result of the weakening of the U.S. dollar. As noted below, a significant portion of these GIC reserves mature in 2008.
     The MIP experienced net mark to market gains of $253 million in the second quarter of 2008 due primarily to interest rate and foreign exchange derivative positions that, while partially effective in hedging interest rate and foreign exchange risk, did not qualify for hedge accounting treatment and an additional $22 million in mark to market gains due to credit default swap investments. The MIP invests in credit default swaps comprised predominantly of single-name high-grade corporate exposures. The mark to market gains for the three-month period ended June 30, 2008 were driven primarily by an increase in interest rates and the tightening of corporate credit spreads. AIG enters into hedging arrangements to mitigate the effect of changes in currency and interest rates associated with the fixed and floating rate and foreign currency denominated obligations issued under these programs. Some of these hedging relationships qualify for hedge accounting treatment, while others do not. Income or loss from these hedges not qualifying for hedge accounting

American International Group, Inc. and Subsidiaries
treatment are classified as net realized capital gains (losses) in AIG’s Consolidated Statement of Income (Loss).
Year-to-Date Spread-Based Investment Business Results
The Spread-Based Investment business reported an operating loss in the six-month period ended June 30, 2008 compared to operating income in the same period in 2007 due to significantly higher net realized capital losses and lower partnership income. Included in the operating loss were net realized capital losses of $1.9 billion for the six-month period ended June 30, 2008, compared to $87 million in the same period in 2007. Net realized capital losses for the six-month period ended June 30, 2008 primarily consist of $1.9 billion in other-than-temporary impairment charges on fixed maturity securities for both the GIC and MIP, $325 million in foreign exchange related losses on foreign denominated GIC reserves and mark to market losses of $109 million on credit default swap investments held by the MIP. Partially offsetting these losses were net mark to market gains of $414 million on interest rate and foreign exchange hedges not qualifying for hedge accounting treatment for both the GIC and MIP. Net realized capital losses of $87 million for the six-month period ended June 30, 2007 primarily reflect $30 million of other-than-temporary impairment charges, $89 million of net foreign exchange related losses on foreign denominated, liabilities in both the GIC and MIP and $29 million in net mark to market losses on interest rate and foreign exchange hedges, partially offset by realized gains of $43 million on the sale of fixed maturity and equity securities in the GIC.
     The other-than-temporary impairment charges on fixed maturity securities held in the GIC and MIP portfolios were $1.1 billion for the GIC and $852 million for the MIP for the six-month period ended June 30, 2008, primarily resulting from severity losses. See Invested Assets — Portfolio Review — Other-Than-Temporary Impairments. In addition to the other-than-temporary impairments, unrealized losses on fixed maturity securities were recorded in accumulated other comprehensive income (loss) and were primarily driven by price declines resulting from decreased market liquidity, partially offset by unrealized gains resulting from falling interest rates.
     In the GIC program, income from partnership investments was $44 million for the six-month period ended June 30, 2008, a decline of $654 million from the same period of 2007 due to significantly higher returns in the 2007 period and weaker market conditions in 2008. Also contributing to the decline was the one-time distribution from a single partnership of $164 million in the six-month period ended June 30, 2007. Foreign exchange losses on foreign-denominated GIC reserves increased by $221 million in the six-month period ended June 30, 2008 as a result of the weakening of the U.S. dollar. As noted below, a significant portion of these GIC reserves mature in the next twelve months. Partially offsetting the decline in partnership income and increased foreign exchange losses was an increase in net mark to market gains on derivative positions of $464 million. These gains included net mark to market gains on interest rate and foreign exchange derivatives used to economically hedge the effect of interest rate and foreign exchange rate movements on GIC reserves. Although these economic hedges are partially effective in hedging the interest rate and foreign exchange risk, they did not qualify for hedge accounting treatment.
     The MIP experienced net mark to market losses of $79 million for the six-month period ended June 30, 2008, due primarily to interest rate and foreign exchange derivative positions that, while partially effective in hedging interest rate and foreign exchange risk, did not qualify for hedge accounting treatment and an additional $109 million in net mark to market losses were recognized due to credit default swap investments. These net mark to market losses were driven primarily by a decline in interest rates, a decline in value of the U.S. dollar and the widening of corporate credit spreads.
     AIG did not issue any additional debt to fund the MIP in the six-month period ended June 30, 2008. Through June 30, 2008, the MIP had cumulative debt issuances of $13.4 billion.
The GIC is in runoff with no new GICs issued subsequent to 2006. The anticipated runoff of the domestic GIC portfolio at June 30, 2008 was as follows:

	Less Than	1-3	3(+)-5	Over Five
(in billions)	One Year	Years	Years	Years	Total

Domestic GICs	$11.2	$4.2	$2.0	$5.6	$23.0

It is expected that available cash, cash flows from investments and sales of investments on an opportunistic basis in anticipation of cash needs throughout the year will be sufficient to repay GIC liabilities as they mature.
Quarterly Institutional Asset Management Results
Institutional Asset Management operating income decreased in the three-month period ended June 30, 2008 compared to the same period in 2007. Included in the second quarter of 2007, operating income was a gain of $398 million related to the sale of a portion of AIG’s investment in The Blackstone Group L.P. (Blackstone) in connection with its initial public offering. The decline also reflects lower partnership income in the second quarter of 2008, along with lower carried interest revenues and lower real estate related gains. AIG recognizes carried interest revenues on an unrealized basis by reflecting the amount owed to AIG as of the balance sheet date based on the related funds’ performance. The reduction in carried interest revenues was driven by lower unrealized carry due to significantly higher fund performance in the three-month period ended June 30, 2007. The decline in real estate related gains was a function of market conditions and the timing of

American International Group, Inc. and Subsidiaries
proprietary real estate investment sales. Offsetting these decreases were higher base management fees, driven by a net increase of approximately $4.3 billion in unaffiliated client assets under management.
     Total operating income (loss) from various consolidated warehoused investments for the three-month periods ended June 30, 2008 and 2007 was $14 million and $(27) million, respectively. A portion of these amounts is offset in minority interest expense, which is not a component of operating income (loss).
Year-to-Date Institutional Asset Management Results
Institutional Asset Management recognized an operating loss in the six-month period ended June 30, 2008 compared to operating income in the same period in 2007 reflecting lower carried interest revenues and lower partnership income in the 2008 period, along with the effect from the sale in 2007 of a portion of AIG’s investment in Blackstone. Also contributing to the decline in operating income were lower real estate related gains and increased depreciation and amortization expense due to additional real estate investments acquired in late 2007. The reduction in carried interest revenues was driven by lower unrealized carry due to significantly higher fund performance in the six-month period ended June 20, 2007. Slightly offsetting these decreases were higher base management fees driven by a net increase of approximately $2.6 billion in unaffiliated client assets under management.
     Total operating losses from various consolidated warehoused investments for the six-month periods ended June 30, 2008 and 2007 were $77 million and $39 million, respectively. A portion of these amounts is offset in minority interest expense, which is not a component of operating income (loss).
     AIG’s unaffiliated client assets under management, including retail mutual funds and institutional accounts, were $96.4 billion at June 30, 2008, a decline of 5 percent compared to December 31, 2007 and an increase of 5 percent compared to $92.1 billion at June 30, 2007. The decline from December 31, 2007 primarily reflected market valuation declines in the equity and fixed income markets. The increase from June 30, 2007 was driven by new business.
Brokerage Services and Mutual Funds
Revenues and operating income related to Brokerage Services and Mutual Fund activities decreased due to lower fee income as a result of a lower asset base.
Other Asset Management Results
Revenues and operating income related to the Other Asset Management activities decreased in the three- and six-month periods ended June 30, 2008 compared to the same periods in 2007 due to lower income from partnership investments. Similar to the investments held in the Spread-Based Investment business, these investments experienced significantly higher returns in the three- and six-month periods ended June 30, 2007 and weaker market conditions in 2008.
Other Operations
The operating loss of AIG’s Other category was as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

(in millions)	2008	2007	2008	2007

Operating income (loss):
Equity earnings in partially owned companies	$8	$50	$16	$91
Interest expense	(452)	(302)	(820)	(554)
Unallocated corporate expenses*	(282)	(210)	(375)	(382)
Net realized capital gains (losses)	30	22	(235)	(27)
Other miscellaneous, net	(19)	(20)	(69)	(58)

Total Other	$(715)	$(460)	$(1,483)	$(930)

*	Includes a charge for settlement of a dispute, expenses of corporate staff not attributable to specific operating segments, expenses related to efforts to improve internal controls, corporate initiatives and certain compensation plan expenses.
The operating loss of AIG’s Other category increased in the three-month period ended June 30, 2008 compared to the same period in 2007 reflecting higher interest expense that resulted from increased borrowings, including interest on the debt and equity units from the dates of issuance in May 2008, higher unallocated corporate expenses primarily from a charge of $101 million as a result of settlement of a dispute in connection with the July 2008 purchase of the balance of Ascot Underwriting Holdings, Ltd., additional charitable contribution commitments and severance compensation for Martin Sullivan, AIG’s former Chief Executive Officer, partially offset by reversals of previously accrued costs related to certain long-term performance-based compensation plans, as performance to date is below the performance thresholds set forth in those plans.
     The operating loss in the six-month period ended June 30, 2008 increased compared to the same period in 2007 reflecting higher interest expense that resulted from increased borrowings, including interest on the debt and equity units from the dates of issuance in May 2008, and higher net realized capital losses and lower equity earnings in partially owned companies. The increase in net realized capital losses in the six-month period ended June 30, 2008 reflected higher foreign exchange losses on foreign-denominated debt, a portion of which was economically hedged but did not qualify for hedge accounting treatment under FAS 133, and losses on non-hedged derivatives. Other miscellaneous, net included a $45 million write-off of goodwill related to Mortgage Guaranty in the six-month period ended June 30, 2008.

American International Group, Inc. and Subsidiaries
Capital Resources and Liquidity
At June 30, 2008, AIG had total consolidated shareholders’ equity of $78.1 billion and total consolidated borrowings of $178.6 billion. At that date, $68.6 billion of such borrowings were subsidiary borrowings not guaranteed by AIG.
     In May 2008, AIG raised a total of approximately $20 billion through the sale of:

•	196,710,525 shares of AIG common stock in a public offering at a price per share of $38, for an aggregate amount of $7.47 billion;

•	78.4 million equity units in a public offering at a price per unit of $75, for an aggregate amount of $5.88 billion. The equity units consist of an ownership interest in AIG junior subordinated debentures and a stock purchase contract obligating the holder of an equity unit to purchase, and obligating AIG to sell, a variable number of shares of AIG common stock on three dates in 2011 (a minimum of 128,944,480 shares and a maximum of 154,738,080 shares, subject to anti-dilution adjustments); and

•	$6.9 billion in unregistered offerings of junior subordinated debentures in three series: $4.0 billion 8.175 percent Series A-6 junior subordinated debentures, EUR 750 million 8.0 percent Series A-7 junior subordinated debentures, and GBP 900 million 8.625 percent Series A-8 junior subordinated debentures.
     The equity units and junior subordinated debentures receive hybrid equity treatment from the major rating agencies under their current policies but are recorded as long-term borrowings on the consolidated balance sheet.

American International Group, Inc. and Subsidiaries
Borrowings
AIG’s total borrowings were as follows:

	June 30,	December 31,
(in millions)	2008	2007

Borrowings issued by AIG:
Notes and bonds payable	$12,960	$14,588
Junior subordinated debt	12,866	5,809
Junior subordinated debt attributable to equity units	5,880	—
Loans and mortgages payable	893	729
MIP matched notes and bonds payable	14,621	14,267
Series AIGFP matched notes and bonds payable	998	874

Total AIG borrowings	48,218	36,267

Borrowings guaranteed by AIG:
AIGFP(a)
GIAs	18,296	19,908
Notes and bonds payable	28,304	36,676
Loans and mortgages payable	1,577	1,384
Hybrid financial instrument liabilities(b)	5,662	7,479

Total AIGFP borrowings	53,839	65,447

AIG Funding, Inc. commercial paper	5,765	4,222

AIGLH notes and bonds payable	797	797

Liabilities connected to trust preferred stock	1,415	1,435

Total borrowings issued or guaranteed by AIG	110,034	108,168

Borrowings not guaranteed by AIG:
ILFC
Commercial paper	4,608	4,483
Junior subordinated debt	999	999
Notes and bonds payable(c)	26,818	25,737

Total ILFC borrowings	32,425	31,219

AGF
Commercial paper and extendible commercial notes	3,912	3,801
Junior subordinated debt	349	349
Notes and bonds payable	21,204	22,369

Total AGF borrowings	25,465	26,519

AIGCFG
Commercial paper	273	287
Loans and mortgages payable	2,257	1,839

Total AIGCFG borrowings	2,530	2,126

AIG Finance Taiwan Limited commercial paper	3	—

Other subsidiaries	709	775

Borrowings of consolidated investments:
A.I. Credit(d)	500	321
AIG Investments	1,502	1,636
AIG Global Real Estate Investment	5,294	5,096
AIG SunAmerica	176	186
ALICO	—	3

Total borrowings of consolidated investments	7,472	7,242

Total borrowings not guaranteed by AIG	68,604	67,881

Consolidated:
Total commercial paper and extendible commercial notes	15,061	13,114

Total long-term borrowings	163,577	162,935

Total borrowings	$178,638	$176,049

(a)	In 2008, AIGFP borrowings are carried at fair value.
(b)	Represents structured notes issued by AIGFP that are accounted for using the fair value option at 2008 and 2007.

(c)	Includes borrowings under Export Credit Facility of $2.6 billion and $2.5 billion at June 30, 2008 and December 31, 2007, respectively.

(d)	Represents commercial paper issued by a variable interest entity secured by receivables of A.I. Credit.

American International Group, Inc. and Subsidiaries
The roll forward of long-term borrowings, excluding borrowings of consolidated investments, for the six months ended June 30, 2008 was as follows:

(in millions)

	Balance at		Maturities	Effect of		Balance at
	December 31,		and	Foreign	Other	June 30,
	2007	Issuances	Repayments	Exchange	Changes(b)	2008

AIG
Notes and bonds payable	$14,588	$—	$(1,792)	$70	$94	$12,960
Junior subordinated debt	5,809	6,953	—	104	—	12,866
Junior subordinated debt attributable to equity units	—	5,880	—	—	—	5,880
Loans and mortgages payable	729	306	(140)	14	(16)	893
MIP matched notes and bonds payable	14,267	—	—	20	334	14,621
Series AIGFP matched notes and bonds payable	874	214	(95)	—	5	998

AIGFP(a)
GIAs	19,908	2,944	(5,039)	—	483	18,296
Notes and bonds payable and hybrid financial instrument liabilities	44,155	33,553	(44,951)	—	1,209	33,966
Loans and mortgages payable	1,384	235	(165)	—	123	1,577

AIGLH notes and bonds payable	797	—	—	—	—	797
Liabilities connected to trust preferred stock	1,435	—	(19)	—	(1)	1,415
ILFC notes and bonds payable	25,737	2,680	(1,884)	286	(1)	26,818
ILFC junior subordinated debt	999	—	—	—	—	999
AGF notes and bonds payable	22,369	736	(2,098)	147	50	21,204
AGF junior subordinated debt	349	—	—	—	—	349
AIGCFG loans and mortgages payable	1,839	1,234	(1,089)	123	150	2,257
Other subsidiaries	775	23	(102)	10	3	709

Total	$156,014	$54,758	$(57,374)	$774	$2,433	$156,605

(a)	In 2008, AIGFP borrowings are carried at fair value.
(b)	Includes the cumulative effect of the adoption of FAS 159.
AIG (Parent Company)
AIG intends to continue its customary practice of issuing debt securities from time to time to meet its financing needs and those of certain of its subsidiaries for general corporate purposes, as well as to opportunistically fund the MIP. As of June 30, 2008, approximately $7.4 billion principal amount of senior notes were outstanding under AIG’s medium-term note program, of which $3.2 billion was used for AIG’s general corporate purposes, $1.0 billion was used by AIGFP (referred to as “Series AIGFP” in the preceding tables) and $3.2 billion was used to fund the MIP. The maturity dates of these notes range from 2008 to 2052. To the extent considered appropriate, AIG may enter into swap transactions to manage its effective borrowing rates with respect to these notes.
     AIG also maintains a Euro medium-term note program under which an aggregate nominal amount of up to $20.0 billion of senior notes may be outstanding at any one time. As of June 30, 2008, the equivalent of $13.1 billion of notes were outstanding under the program, of which $10.0 billion were used to fund the MIP and the remainder was used for AIG’s general corporate purposes. The aggregate amount outstanding includes a $1.7 billion loss resulting from foreign exchange translation into U.S. dollars, of which $451 million loss relates to notes issued by AIG for general corporate purposes and $1.2 billion loss relates to notes issued to fund the MIP. AIG has economically hedged the currency exposure arising from its foreign currency denominated notes.
     AIG maintains a shelf registration statement in Japan, providing for the issuance of up to Japanese yen 300 billion principal amount of senior notes, of which the equivalent of $470 million was outstanding as of June 30, 2008 and was used for AIG’s general corporate purposes. AIG also maintains an Australian dollar debt program under which senior notes with an aggregate principal amount of up to 5 billion Australian dollars may be outstanding at any one time. Although as of June 30, 2008 there were no outstanding notes under the Australian program, AIG intends to use the program opportunistically to fund the MIP or for AIG’s general corporate purposes.
     In May 2008, AIG issued $5.88 billion of junior subordinated debentures which form part of the equity units sold by AIG in a public offering. In addition, AIG sold a total of $6.9 billion of junior subordinated debentures in Rule 144A/ Regulation S offerings in three series: $4.0 billion 8.175 percent Series A-6 junior subordinated debentures; EUR 750 million 8.0 percent Series A-7 junior subordinated debentures; and GBP 900 million 8.625 percent Series A-8 junior subordinated debentures. AIG may redeem the A-6 debentures without penalty on or after May 15, 2038 and may redeem the A-7 and A-8 debentures on or after May 22,

American International Group, Inc. and Subsidiaries
2018 without penalty. After these dates, the debentures will bear interest at floating rates. AIG agreed pursuant to a replacement capital covenant that it will not repay, redeem, or purchase the Series A-6, A-7 or A-8 junior subordinated debentures on or before a specified date, unless AIG has received qualifying proceeds from the sale of replacement capital securities. The equity units and the Series A-6, A-7 and A-8 junior subordinated debentures receive hybrid equity treatment from the major rating agencies under their current policies but are recorded as long-term borrowings on the consolidated balance sheet.
     In October 2007, AIG borrowed a total of $500 million on an unsecured basis pursuant to a loan agreement with a third-party bank. The entire amount of the loan remained outstanding at June 30, 2008 and will mature in October 2008.
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
     AIGFP has a Euro medium-term note program under which an aggregate nominal amount of up to $20.0 billion of notes may be outstanding at any one time. As of June 30, 2008, $4.3 billion of notes were outstanding under the program. The notes issued under this program are guaranteed by AIG and are included in AIGFP’s notes and bonds payable in the table of total borrowings.
AIG Funding
AIG Funding, Inc. (AIG Funding) issues commercial paper that is guaranteed by AIG to help fulfill the short-term cash requirements of AIG and its subsidiaries. The level of issuances of AIG Funding’s commercial paper, including the guarantee by AIG, is subject to the approval of AIG’s Board of Directors or the Finance Committee of the Board if it exceeds certain pre-approved limits.
     As backup for the commercial paper program and for other general corporate purposes, AIG and AIG Funding maintain revolving credit facilities, which, as of June 30, 2008, had an aggregate of $9.2 billion available to be drawn and which are summarized below under Revolving Credit Facilities. In July 2008, AIG and AIG Funding renewed their 364-day syndicated revolving credit facility.
ILFC
ILFC fulfills its short-term cash requirements through operating cash flows and the issuance of commercial paper. The issuance of commercial paper is subject to the approval of ILFC’s Board of Directors and is not guaranteed by AIG. ILFC maintains syndicated revolving credit facilities which, as of June 30, 2008, totaled $6.5 billion and which are summarized below under Revolving Credit Facilities. These facilities are used as back up for ILFC’s maturing debt and other obligations.
     As a well-known seasoned issuer, ILFC has filed an automatic shelf registration statement with the SEC allowing ILFC immediate access to the U.S. public debt markets. At June 30, 2008, $6.8 billion of debt securities had been issued under this registration statement and $6.1 billion had been issued under a prior registration statement. In addition, ILFC has a Euro medium-term note program for $7.0 billion, under which $3.8 billion in notes were outstanding at June 30, 2008. Notes issued under the Euro medium-term note program are included in ILFC notes and bonds payable in the preceding table of borrowings. The cumulative foreign exchange adjustment loss for the foreign currency denominated debt was $1.3 billion at June 30, 2008 and $969 million at December 31, 2007. ILFC has substantially eliminated the currency exposure arising from foreign currency denominated notes by economically hedging the note exposure.
     ILFC had a $4.3 billion Export Credit Facility for use in connection with the purchase of approximately 75 aircraft delivered through 2001. This facility was guaranteed by various European Export Credit Agencies. The interest rate varies from 5.75 percent to 5.90 percent on these amortizing ten-year borrowings depending on the delivery date of the aircraft. At June 30, 2008, ILFC had $504 million outstanding under this facility. The debt is collateralized by a pledge of the shares of a subsidiary of ILFC, which holds title to the aircraft financed under the facility.
     In May 2004, ILFC entered into a similarly structured Export Credit Facility for up to a maximum of $2.6 billion for Airbus aircraft to be delivered through May 31, 2005. The facility was subsequently increased to $3.6 billion and extended to include aircraft to be delivered through May 31, 2009. The facility becomes available as the various European Export Credit Agencies provide their guarantees for aircraft based on a six-month forward-looking calendar, and the interest rate is determined through a bid process. The interest rates are either LIBOR based with spreads ranging from

American International Group, Inc. and Subsidiaries
0.01 percent to 0.28 percent or at fixed rates ranging from 4.2 percent to 4.7 percent. At June 30, 2008, ILFC had $2.1 billion outstanding under this facility. The debt is collateralized by a pledge of shares of a subsidiary of ILFC, which holds title to the aircraft financed under the facility. Borrowings with respect to these facilities are included in ILFC’s notes and bonds payable in the preceding table of borrowings.
     From time to time, ILFC enters into funded financing agreements. As of June 30, 2008, ILFC had a total of $1.1 billion outstanding, which has varying maturities through February 2012. The interest rates are LIBOR-based, with spreads ranging from 0.30 percent to 1.625 percent.
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
AGF
AGF fulfills most of its short-term cash borrowing requirements through the issuance of commercial paper. The issuance of commercial paper is subject to the approval of AGF’s Board of Directors and is not guaranteed by AIG. AGF maintains committed syndicated revolving credit facilities which, as of June 30, 2008, totaled $4.8 billion and which are summarized below under Revolving Credit Facilities. The facilities can be used for general corporate purposes and to provide backup for AGF’s commercial paper programs. In July 2008, AGF renewed its expiring $2.625 billion 364-day revolving credit facility and decreased the amount to $2.45 billion.
     As of June 30, 2008, notes and bonds aggregating $21.2 billion were outstanding with maturity dates ranging from 2008 to 2031 at interest rates ranging from 2.13 percent to 8.45 percent. To the extent considered appropriate, AGF may enter into swap transactions to manage its effective borrowing rates with respect to these notes and bonds. As a well-known seasoned issuer, AGF has an automatic shelf registration statement on file with the SEC that permits AGF immediate access to the U.S. public debt markets.
     AGF’s funding sources include an SEC-registered medium-term note program, private placement debt, retail note issuances, bank financing and securitizations of finance receivables that AGF accounts for as on-balance-sheet secured financings. In addition, AGF has become a recognized issuer of long-term debt in the international capital markets and has established a $5.0 billion Euro medium-term note program. There are currently no outstanding notes under AGF’s Euro program.
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

American International Group, Inc. and Subsidiaries
As of June 30, 2008 (in millions)

					One-Year
			Available		Term-Out
Facility	Size	Borrower(s)	Amount	Expiration	Option

AIG:
364-Day Syndicated Facility	$2,125	AIG/AIG Funding(a) AIG Capital Corporation(a)	$2,125	July 2008 (b)	Yes
5-Year Syndicated Facility	1,625	AIG/AIG Funding(a) AIG Capital Corporation(a)	1,625	July 2011	No
364-Day Bilateral Facility (c)	3,200	AIG/AIG Funding	102	December 2008	Yes
364-Day Intercompany Facility(d)	5,335	AIG	5,335	September 2008	Yes

Total AIG	$12,285		$9,187

ILFC:
5-Year Syndicated Facility	$2,500	ILFC	$2,500	October 2011	No
5-Year Syndicated Facility	2,000	ILFC	2,000	October 2010	No
5-Year Syndicated Facility	2,000	ILFC	2,000	October 2009	No

Total ILFC	$6,500		$6,500

AGF:
364-Day Syndicated Facility	$2,625	American General Finance Corporation American General Finance, Inc.(e)	$2,625	July 2008 (f)	Yes
5-Year Syndicated Facility	2,125	American General Finance Corporation	2,125	July 2010	No

Total AGF	$4,750		$4,750

(a)	Guaranteed by AIG.

(b)	In July 2008, this facility was resyndicated at the same aggregate amount and the expiration was extended to July 2009.

(c)	This facility can be drawn in the form of loans or letters of credit. All drawn amounts shown above are in the form of letters of credit.

(d)	Subsidiaries of AIG are the lenders on this facility.

(e)	American General Finance, Inc. is an eligible borrower for up to $400 million only.
(f)	In July 2008, this facility was resyndicated at an aggregate amount of $2.45 billion and the expiration was extended to July 2009.
Credit Ratings
The cost and availability of unsecured financing for AIG and its subsidiaries are generally dependent on their short-and long-term debt ratings. The following table presents the credit ratings of AIG and certain of its subsidiaries as of July 31, 2008. In parentheses, following the initial occurrence in the table of each rating, is an indication of that rating’s relative rank within the agency’s rating categories. That ranking refers only to the generic or major rating category and not to the modifiers appended to the rating by the rating agencies to denote relative position within such generic or major category.

	Short-term Debt			Senior Long-term Debt

	Moody’s	S&P	Fitch	Moody’s(a)	S&P(b)	Fitch(c)

AIG	P-1 (1st of 3)	A-1+ (1st of 6)	F1+ (1st of 5)	Aa3 (2nd of 9) (e)	AA- (2nd of 8) (f)	AA- (2nd of 9) (g)
AIG Financial Products Corp.(d)	P-1	A-1+	–	Aa3(e)	AA-(f)	–
AIG Funding, Inc. (d)	P-1	A-1+	F1+	–	–	–
ILFC	P-1	A-1 (1st of 6)	F1 (1st of 5)	A1 (3rd of 9) (e)	A+ (3rd of 8) (f)	A (3rd of 9)
American General Finance Corporation	P-1	A-1	F1	A1(e)	A+(f)	A
American General Finance, Inc.	P-1	A-1	F1	–	–	A

(a)	Moody’s appends numerical modifiers 1, 2 and 3 to the generic rating categories to show relative position within rating categories.
(b)	S&P ratings may be modified by the addition of a plus or minus sign to show relative standing within the major rating categories.
(c)	Fitch Ratings (Fitch) ratings may be modified by the addition of a plus or minus sign to show relative standing within the major rating categories.
(d)	AIG guarantees all obligations of AIG Financial Products Corp. and AIG Funding, Inc.
(e)	Negative outlook. A negative outlook by Moody’s indicates that a rating may be lowered but is not necessarily a precursor of a ratings change.
(f)	Negative outlook on Counterparty Credit Ratings or Corporate Credit Ratings. A negative outlook by S&P indicates that a rating may be lowered but is not necessarily a precursor of a ratings change.
(g)	Negative outlook on Issuer Default and Senior Unsecured Debt Ratings. A negative outlook by Fitch indicates that a rating may be lowered but is not necessarily a precursor of a ratings change.
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

American International Group, Inc. and Subsidiaries
more rating agencies. “Ratings triggers” generally relate to events that (i) could result in the termination or limitation of credit availability, or require accelerated repayment, (ii) could result in the termination of business contracts or (iii) could require a company to post collateral for the benefit of counterparties.
     A significant portion of AIGFP’s GIAs and financial derivative transactions include provisions that require AIGFP, upon a downgrade of AIG’s long-term debt ratings, to post collateral or, with the consent of the counterparties, assign or repay its positions or arrange a substitute guarantee of its obligations by an obligor with higher debt ratings.
     It is estimated that, as of the close of business on July 31, 2008, based on AIGFP’s outstanding municipal GIAs and financial derivative transactions at that date, a downgrade of AIG’s long-term senior debt ratings to ‘A1’ by Moody’s and ‘A+’ by S&P would permit counterparties to make additional calls for up to approximately $13.3 billion of collateral, while a downgrade to ‘A2’ by Moody’s and ‘A’ by S&P would permit counterparties to call for approximately $1.2 billion of additional collateral. If either of Moody’s or S&P downgraded AIG’s ratings to ‘A1’ or ‘A+’, respectively, the estimated collateral call would be for up to approximately $10.5 billion, while a downgrade to ‘A2’ or ‘A’, respectively, by either of the two rating agencies would permit counterparties to call for up to approximately $1.1 billion of additional collateral.
     Furthermore, a downgrade of AIG’s long-term senior debt ratings to ‘A1’ by Moody’s or to the same levels by both rating agencies would permit either AIG or the counterparties to elect early termination of contracts resulting in payments of up to approximately $4.6 billion, while a downgrade to ‘A2’ by Moody’s and ‘A’ by S&P would permit either AIG or the counterparties to elect early termination of additional contracts resulting in additional payments of up to approximately $800 million. AIGFP believes that it is unlikely that certain of these counterparties would exercise their rights to elect termination of their contracts given the substantial economic benefit that such counterparties would forfeit upon termination.
     The actual amount of collateral that AIGFP would be required to post to counterparties in the event of such downgrades, or the aggregate amount of payments that AIG could be required to make, depends on market conditions, the fair value of outstanding affected transactions and other factors prevailing at the time of the downgrade. Additional obligations to post collateral or the costs of assignment, repayment or alternative credit support would increase the demands on AIG’s liquidity. Further downgrades could result in requirements for substantial additional collateral, which could have a material adverse effect on AIG’s liquidity.
Contractual Obligations
Contractual obligations in total, and by remaining maturity at June 30, 2008 were as follows:

		Payments due by Period

	Total	Less Than	1-3	3+-5	Over Five
(in millions)	Payments	One Year	Years	Years	Years

Borrowings(a)	$156,605	$34,019	$33,408	$25,983	$63,195
Interest payments on borrowings	78,502	5,930	11,136	9,477	51,959
Loss reserves(b)	88,747	24,405	27,068	12,869	24,405
Insurance and investment contract liabilities(c)	706,108	31,947	43,609	41,707	588,845
GIC liabilities(d)	25,458	11,011	4,766	2,421	7,260
Aircraft purchase commitments	17,566	1,018	3,206	3,295	10,047
Other long-term obligations	609	221	361	27	—

Total(e)(f)	$1,073,595	$108,551	$123,554	$95,779	$745,711

(a)	Excludes commercial paper and borrowings incurred by consolidated investments and includes hybrid financial instrument liabilities recorded at fair value.
(b)	Represents future loss and loss adjustment expense payments estimated based on historical loss development payment patterns. Due to the significance of the assumptions used, the periodic amounts presented could be materially different from actual required payments.
(c)	Insurance and investment contract liabilities include various investment-type products with contractually scheduled maturities, including periodic payments of a term certain nature. Insurance and investment contract liabilities also include benefit and claim liabilities, of which a significant portion represents policies and contracts that do not have stated contractual maturity dates and may not result in any future payment obligations. For these policies and contracts (i) AIG is currently not making payments until the occurrence of an insurable event, such as death or disability, (ii) payments are conditional on survivorship, or (iii) payment may occur due to a surrender or other non-scheduled event out of AIG’s control. AIG has made significant assumptions to determine the estimated undiscounted cash flows of these contractual policy benefits, which assumptions include mortality, morbidity, future lapse rates, expenses, investment returns and interest crediting rates, offset by expected future deposits and premiums on in force policies. Due to the significance of the assumptions used, the periodic amounts presented could be materially different from actual required payments. The amounts presented in this table are undiscounted and therefore exceed the future policy benefits and policyholders’ contract deposits included in the balance sheet.
(d)	Represents guaranteed maturities under GICs.
(e)	Does not reflect unrecognized tax benefits of $2.5 billion, the timing of which is uncertain.

American International Group, Inc. and Subsidiaries

(f)	The majority of AIGFP’s credit default swaps require AIGFP to provide credit protection on a designated portfolio of loans or debt securities. At June 30, 2008, AIG had recorded $26.1 billion of cumulative unrealized market valuation losses in its financial statements relating to AIGFP’s super senior credit default swap portfolio, net of amounts realized in extinguishing derivative obligations. However, AIG’s credit-based stress testing scenarios illustrate potential pre-tax realized credit losses from these contracts at approximately $5.0 billion and approximately $8.5 billion at that date. Due to the long-term maturities of these credit default swaps, AIG is unable to make reasonable estimates of the periods during which any payments would be made.
Off Balance Sheet Arrangements and Commercial Commitments
Off balance sheet arrangements and commercial commitments in total, and by remaining maturity at June 30, 2008 were as follows:

		Amount of Commitment Expiration
	Total
	Amounts	Less Than	1-3	3+-5	Over Five
(in millions)	Committed	One Year	Years	Years	Years

Guarantees:
Liquidity facilities(a)	$2,552	$72	$884	$1,325	$271
Standby letters of credit	1,702	1,481	45	32	144
Construction guarantees(b)	490	—	—	—	490
Guarantees of indebtedness	1,284	147	144	500	493
All other guarantees	1,104	159	165	27	753
Commitments:
Investment commitments(c)	8,711	3,304	3,619	1,605	183
Commitments to extend credit	1,828	1,352	366	110	—
Letters of credit	1,115	835	120	—	160
Maturity shortening puts(d)	7,995	2,071	2,595	1,648	1,681
Other commercial commitments(e)	1,193	83	23	79	1,008

Total(f)	$27,974	$9,504	$7,961	$5,326	$5,183

(a)	Primarily liquidity facilities provided in connection with certain municipal swap transactions and collateralized bond obligations.
(b)	Primarily AIG SunAmerica construction guarantees connected to affordable housing investments.
(c)	Includes commitments to invest in limited partnerships, private equity, hedge funds and mutual funds and commitments to purchase and develop real estate in the United States and abroad.

(d)	Represents obligations under 2a-7 Puts to purchase certain multi-sector CDOs at pre-determined contractual prices.
(e)	Includes options to acquire aircraft. Excludes commitments with respect to pension plans. The annual pension contribution for 2008 is expected to be approximately $118 million for U.S. and non-U.S. plans.
Arrangements with Variable Interest Entities and Structured Investment Vehicles
AIG enters into various off-balance-sheet (unconsolidated) arrangements with variable interest entities (VIEs) in the normal course of business. AIG’s involvement with VIEs ranges from being a passive investor to designing and structuring, warehousing and managing the collateral of VIEs. AIG engages in transactions with VIEs as part of its investment activities to obtain funding and to facilitate client needs. AIG purchases debt securities (rated and unrated) and equity interests issued by VIEs, makes loans and provides other credit support to VIEs, enters into insurance, reinsurance and derivative transactions and leasing arrangements with VIEs, and acts as the warehouse agent and collateral manager for VIEs. Interest holders in the VIEs generally have recourse only to the assets and cash flows of the VIEs and do not have recourse to AIG, except when AIG has provided a guarantee to the VIE’s interest holders.
     Under FIN 46(R), AIG consolidates a VIE when it is the primary beneficiary of the entity. The primary beneficiary is the party that either (i) absorbs a majority of the VIE’s expected losses; (ii) receives a majority of the VIE’s expected residual returns; or (iii) both. For a further discussion of AIG’s involvement with VIEs, see Note 7 of Notes to Consolidated Financial Statements in the 2007 Annual Report on Form 10-K.
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

American International Group, Inc. and Subsidiaries
debt or equity issued by the VIE. Typically, AIG does not provide any guarantees to the investors in the VIE.
     During 2008, AIG reduced its maximum exposure to loss from its involvement with unconsolidated VIEs by approximately $6.6 billion, primarily as a result of the termination of certain of AIGFP’s transactions. Substantially all of AIG’s exposure to these unconsolidated VIEs is represented by its equity investment in them, and such investment is reflected on the consolidated balance sheet.
Shareholders’ Equity
The changes in AIG’s consolidated shareholders’ equity were as follows:

Six Months Ended
June 30,
(in millions)	2008

Beginning of year	$95,801
Net income (loss)	(13,162)
Unrealized (depreciation) appreciation of investments, net of tax	(9,441)
Cumulative translation adjustment, net of tax	984
Dividends to shareholders	(1,121)
Payments advanced to purchase shares, net	912
New share issuance	7,343
Share purchases	(1,912)
Cumulative effect of accounting changes, net of tax	(1,108)
Other*	(208)

End of period	$78,088

*	Reflects the effects of employee stock transactions and the present value of future contract adjustment payments related to the issuance of equity units.
New Share Issuance
In May 2008, AIG sold in a public offering 196,710,525 shares of its common stock at a price per share of $38. Concurrent with the common stock offering, AIG sold 78.4 million equity units at a price per unit of $75. The equity units consist of an ownership interest in AIG junior subordinated debentures and a stock purchase contract obligating the holder of an equity unit to purchase, and obligating AIG to sell, on each of February 15, 2011, May 1, 2011 and August 1, 2011, for a price of $25, a variable number of shares of AIG common stock, that is not less than 0.54823 shares and not more than 0.6579 shares, subject to anti-dilution adjustments. Accordingly, a maximum number of 154,738,080 shares and a minimum number of 128,944,480 shares of AIG common stock will be issued in the year 2011 under the stock purchase contracts, subject to anti-dilution adjustments.
     In February 2007, AIG’s Board of Directors adopted a new dividend policy, which took effect with the dividend declared in the second quarter of 2007, providing that under ordinary circumstances, AIG’s plan will be to increase its common stock dividend by approximately 20 percent annually. The payment of any dividend, however, is at the discretion of AIG’s Board of Directors, and the future payment of dividends will depend on various factors, including the performance of AIG’s businesses, AIG’s consolidated financial condition, results of operations and liquidity and the existence of investment opportunities. With due consideration of the foregoing policy, in light of then current market conditions, on May 7, 2008, AIG’s Board of Directors declared a quarterly cash dividend on the common stock of $0.22 per share, payable on September 19, 2008 to shareholders of record on September 5, 2008, representing a 10 percent increase. No assurance can be given under current market conditions that the Board of Directors will further increase AIG’s dividend or maintain the dividend at current levels.
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
     A total of 37,926,059 shares were purchased during the six-month period ended June 30, 2008 to meet commitments that existed at December 31, 2007. All shares purchased are recorded as treasury stock at cost.
     At August 5, 2008, $9 billion was available for purchases under the aggregate authorization. AIG does not expect to purchase additional shares under its share repurchase program for the foreseeable future.
Liquidity
AIG manages liquidity at both the subsidiary and parent company levels. At June 30, 2008, AIG’s consolidated invested assets included $82.2 billion in cash and short-term investments (including $10.4 billion of securities lending cash and short-term investments). Consolidated net cash provided from operating activities in the six-month period ended June 30, 2008 amounted to $16.6 billion. At both the subsidiary and parent company level, liquidity management activities are intended to preserve and enhance funding stability, flexibility, and diversity through a wide range of potential operating environments and market conditions. AIG’s primary sources of cash flow are dividends and other payments from its regulated and unregulated subsidiaries, as well as issuances of debt and equity securities. Primary uses of cash flow are for debt service, subsidiary funding,

American International Group, Inc. and Subsidiaries
shareholder dividend payments and common stock repurchases. Management believes that AIG’s liquid assets, cash provided by operations and access to the capital markets will enable it to meet its anticipated cash requirements.
AIG (Parent Company)
The liquidity of the parent company is principally derived from its subsidiaries. The primary sources of cash flow are dividends and other payments from its regulated and unregulated subsidiaries, as well as issuance of debt securities. Primary uses of cash flow are for debt service, subsidiary funding, shareholder dividend payments and common stock repurchases. In the six-month period ended June 30, 2008, AIG parent collected $1.4 billion in dividends and other payments from subsidiaries (primarily from insurance company subsidiaries). Excluding MIP and Series AIGFP debt, AIG parent made interest payments totaling $522 million, made $2.4 billion in net capital contributions to subsidiaries, and paid $1.1 billion in dividends to shareholders in the six-month period ended June 30, 2008.
     AIG parent funds its short-term working capital needs through commercial paper issued by AIG Funding. As of June 30, 2008, AIG Funding had $5.8 billion of commercial paper outstanding with an average maturity of 33 days. As additional liquidity, AIG parent and AIG Funding maintain committed revolving credit facilities that, as of June 30, 2008, had an aggregate of $9.2 billion available to be drawn, and which are summarized above under Revolving Credit Facilities.

American International Group, Inc. and Subsidiaries
Invested Assets
The following tables summarize the composition of AIG’s invested assets by segment:

		Life
		Insurance &
	General	Retirement	Financial	Asset
(in millions)	Insurance	Services	Services	Management	Other	Total

June 30, 2008
Fixed maturity securities:
Bonds available for sale, at fair value	$72,981	$297,095	$1,370	$21,870	$—	$393,316
Bonds held to maturity, at amortized cost	21,346	1	—	285	—	21,632
Bond trading securities, at fair value	—	8,764	—	37	—	8,801
Equity securities:
Common stocks available for sale, at fair value	4,522	12,018	—	787	(21)	17,306
Common and preferred stocks trading, at fair value	285	22,200	—	29	—	22,514
Preferred stocks available for sale, at fair value	1,943	543	10	—	—	2,496
Mortgage and other loans receivable, net of allowance	16	26,010	1,038	7,275	45	34,384
Financial Services assets:
Flight equipment primarily under operating leases, net of accumulated depreciation	—	—	43,887	—	—	43,887
Securities available for sale, at fair value	—	—	1,205	—	—	1,205
Trading securities, at fair value	—	—	35,170	—	—	35,170
Spot commodities, at fair value	—	—	90	—	—	90
Unrealized gain on swaps, options and forward transactions, at fair value	—	—	12,720	—	(1,172)	11,548
Trade receivables	—	—	2,294	—	—	2,294
Securities purchased under agreements to resell, at fair value	—	—	16,597	—	—	16,597
Finance receivables, net of allowance	—	5	33,306	—	—	33,311
Securities lending invested collateral, at fair value	4,951	48,312	141	6,126	—	59,530
Other invested assets	12,616	20,810	3,670	17,840	7,093	62,029
Short-term investments	9,967	32,724	3,974	7,125	15,702	69,492

Total Investments and Financial Services assets as shown on the balance sheet	128,627	468,482	155,472	61,374	21,647	835,602
Cash	499	979	476	269	6	2,229
Investment income due and accrued	1,380	4,952	29	255	(2)	6,614
Real estate, net of accumulated depreciation	342	965	28	95	224	1,654

Total invested assets*	$130,848	$475,378	$156,005	$61,993	$21,875	$846,099

* At June 30, 2008, approximately 63 percent and 37 percent of invested assets were held in domestic and foreign investments, respectively.

American International Group, Inc. and Subsidiaries

		Life
		Insurance &
	General	Retirement	Financial	Asset
(in millions)	Insurance	Services	Services	Management	Other	Total

December 31, 2007
Fixed maturity securities:
Bonds available for sale, at fair value	$74,057	$294,162	$1,400	$27,753	$—	$397,372
Bonds held to maturity, at amortized cost	21,355	1	—	225	—	21,581
Bond trading securities, at fair value	—	9,948	—	34	—	9,982
Equity securities:
Common stocks available for sale, at fair value	5,599	11,616	—	609	76	17,900
Common and preferred stocks trading, at fair value	321	21,026	—	29	—	21,376
Preferred stocks available for sale, at fair value	1,885	477	8	—	—	2,370
Mortgage and other loans receivable, net of allowance	13	24,851	1,365	7,442	56	33,727
Financial Services assets:
Flight equipment primarily under operating leases, net of accumulated depreciation	—	—	41,984	—	—	41,984
Securities available for sale, at fair value	—	—	40,305	—	—	40,305
Trading securities, at fair value	—	—	4,197	—	—	4,197
Spot commodities	—	—	238	—	—	238
Unrealized gain on swaps, options and forward transactions, at fair value	—	—	13,010	—	(692)	12,318
Trade receivables	—	—	672	—	—	672
Securities purchased under agreements to resell, at contract value	—	—	20,950	—	—	20,950
Finance receivables, net of allowance	—	5	31,229	—	—	31,234
Securities lending invested collateral, at fair value	5,031	57,471	148	13,012	—	75,662
Other invested assets	11,895	19,015	3,663	17,261	6,989	58,823
Short-term investments	7,356	25,236	12,249	4,919	1,591	51,351

Total Investments and Financial Services assets as shown on the balance sheet	127,512	463,808	171,418	71,284	8,020	842,042

Cash	497	1,000	389	269	129	2,284
Investment income due and accrued	1,431	4,728	29	401	(2)	6,587
Real estate, net of accumulated depreciation	349	976	17	89	231	1,662

Total invested assets*	$129,789	$470,512	$171,853	$72,043	$8,378	$852,575

*	At December 31, 2007, approximately 65 percent and 35 percent of invested assets were held in domestic and foreign investments, respectively.
Investment Strategy
AIG’s investment strategies are tailored to the specific business needs of each operating unit. The investment objectives are driven by the business model for each of the businesses: General Insurance, Life Insurance, Retirement Services and Asset Management’s Spread-Based Investment business. The primary objectives are liquidity, preservation of capital, growth of surplus and generation of investment income to support the insurance products. At the local operating unit level, the strategies are based on considerations that include the local market, liability duration and cash flow characteristics, rating agency and regulatory capital considerations, legal investment limitations, tax optimization and diversification. In addition to local risk management considerations, AIG’s corporate risk management guidelines impose limitations on concentrations to promote diversification by industry, asset class and geographic sector.
     The majority of assets backing insurance liabilities at AIG consist of intermediate and long duration fixed maturity securities. In the case of Life Insurance & Retirement Services companies, as well as in the GIC and MIP portfolios of the Asset Management segment, the fundamental investment strategy is, as near as is practicable, to match the duration characteristics of the liabilities with comparable duration assets. Fixed maturity securities held by the insurance companies included in the AIG Property Casualty Group consist primarily of laddered holdings of tax-exempt municipal bonds, which provide attractive after-tax return, limited credit risk and generally good liquidity. Fixed maturity securities held by Foreign General Insurance companies consist primarily of intermediate duration high grade securities.
     The market price of fixed maturity securities reflects numerous components, including interest rate environment, credit spread, embedded optionality (such as call features), liquidity, structural complexity, foreign exchange risk, and other credit and non-credit factors. However, in most circumstances, pricing is most sensitive to interest rates, such that the market price declines as interest rates rise, and

American International Group, Inc. and Subsidiaries
increases as interest rates fall. This effect is more pronounced for longer duration securities.
     AIG marks to market the vast majority of the invested assets held by its insurance companies pursuant to FAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” and related accounting pronouncements. However, with limited exceptions (primarily with respect to separate account products consolidated on AIG’s balance sheet pursuant to SOP 03-01), AIG does not mark to market its insurance liabilities for changes in interest rates, even though rising interest rates have the effect of reducing the fair value of such liabilities, and falling interest rates have the opposite effect. This results in the recording of changes in unrealized gains (losses) on securities in Accumulated other comprehensive income resulting from changes in interest rates without any correlative, inverse changes in gains (losses) on AIG’s liabilities. Because AIG’s asset duration in certain low-yield currencies, particularly Japan and Taiwan, is shorter than its liability duration, AIG views increasing interest rates in these countries as economically advantageous, notwithstanding the effect that higher rates have on the market value of its fixed maturity portfolio.
     The majority of AIG’s non-floating rate fixed maturity portfolio is held to support intermediate and long duration liabilities. Assuming no other changes in factors affecting the valuation of fixed maturity securities, each 10 basis point (1/10 of 1 percent) increase in interest rates results in a decline of approximately $2.4  billion in the pre-tax fair value of the fixed maturity portfolio. In most jurisdictions in which AIG operates, including the United States, such interest rate related changes in portfolio value are ignored for purposes of measuring regulatory capital adequacy.
The amortized cost or cost and fair value of AIG’s available for sale and held to maturity securities were as follows:

	June 30, 2008				December 31, 2007

	Amortized	Gross	Gross		Amortized	Gross	Gross
	Cost or	Unrealized	Unrealized	Fair	Cost or	Unrealized	Unrealized	Fair
(in millions)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Bonds – available for sale:(a)
U.S. government and government sponsored entities	$4,588	$158	$34	$4,712	$7,956	$333	$37	$8,252
Obligations of states, municipalities and political subdivisions	45,847	465	660	45,652	46,087	927	160	46,854
Non-U.S. governments	72,596	3,606	1,285	74,917	67,023	3,920	743	70,200
Corporate debt	223,902	3,693	8,247	219,348	239,822	6,216	4,518	241,520
Mortgage-backed, asset- backed and collateralized	111,678	840	13,541	98,977	140,982	1,221	7,703	134,500

Total bonds	$458,611	$8,762	$23,767	$443,606	$501,870	$12,617	$13,161	$501,326
Equity securities	16,086	4,332	616	19,802	15,188	5,545	463	20,270

Total	$474,697	$13,094	$24,383	$463,408	$517,058	$18,162	$13,624	$521,596

Held to maturity: (b)	$21,632	$322	$145	$21,809	$21,581	$609	$33	$22,157

(a)	At December 31, 2007, included AIGFP available for sale securities with a fair value of $39.3 billion, for which AIGFP elected the fair value option effective January 1, 2008, consisting primarily of corporate debt, mortgage-backed, asset-backed and collateralized securities. At June 30, 2008 and December 31, 2007, fixed maturities held by AIG that were below investment grade or not rated totaled $23.0 billion and $27.0 billion, respectively.
(b)	Represents obligations of states, municipalities and political subdivisions.
     AIG’s held to maturity and available for sale fixed maturity investments totaled $465.4 billion at June 30, 2008, compared to $523.5 billion at December 31, 2007. At June 30, 2008, approximately 56 percent of the fixed maturity securities were held by domestic entities. Approximately 38 percent of such domestic securities were rated AAA by one or more of the principal rating agencies. Approximately five percent were below investment grade or not rated. AIG’s investment decision process relies primarily on internally generated fundamental analysis and internal risk ratings. Third-party rating services’ ratings and opinions provide one source of independent perspectives for consideration in the internal analysis.
     A significant portion of the foreign fixed maturity portfolio is rated by Moody’s, S&P or similar foreign rating services. Rating services are not available in all overseas locations. AIG’s Credit Risk Committee (CRC) closely reviews the credit quality of the foreign portfolio’s non-rated fixed maturity securities. At June 30, 2008, approximately 20 percent of the foreign fixed maturity securities were either rated AAA or, on the basis of AIG’s internal analysis, were equivalent from a credit standpoint to securities so rated. Approximately four percent were below investment grade or not rated at that date. Approximately one third of the foreign fixed maturity portfolio is sovereign fixed maturity securities supporting the policy liabilities in the country of issuance.

American International Group, Inc. and Subsidiaries
The credit ratings of AIG’s fixed maturity securities, other than those of AIGFP, were as follows:

	June 30,	December 31,
Rating	2008	2007

AAA	30%	38%
AA	30	28
A	22	18
BBB	13	11
Below investment grade	4	4
Non-rated	1	1

Total	100%	100%

The industry categories of AIG’s available for sale corporate debt securities, other than those of AIGFP, were as follows:

	June 30,	December 31,
Industry Category	2008	2007

Financial institutions	43%	42%
Utilities	12	11
Communications	8	8
Consumer noncyclical	7	7
Capital goods	6	6
Consumer cyclical	5	5
Energy	5	4
Other	14	17

Total*	100%	100%

*	At both June 30, 2008 and December 31, 2007, approximately 95 percent of these investments were rated investment grade.

American International Group, Inc. and Subsidiaries
Investments in RMBS, CMBS, CDOs and ABS
As part of its strategy to diversify its investments, AIG invests in various types of securities, including RMBS, CMBS, CDOs and ABS.
The amortized cost, gross unrealized gains (losses) and fair value of AIG’s investments in RMBS, CMBS, CDOs and ABS were as follows:

	June 30, 2008				December 31, 2007

		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(in millions)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Bonds — available for sale:
AIG, excluding AIGFP:
RMBS	$77,531	$506	$10,139	$67,898	$89,851	$433	$5,504	$84,780
CMBS	22,935	210	1,942	21,203	23,918	237	1,156	22,999
CDO/ ABS	11,212	124	1,460	9,876	10,844	196	593	10,447

Subtotal, excluding AIGFP	111,678	840	13,541	98,977	124,613	866	7,253	118,226
AIGFP*	—	—	—	—	16,369	355	450	16,274

Total	$111,678	$840	$13,541	$98,977	$140,982	$1,221	$7,703	$134,500

*	Represents total AIGFP investments in mortgage-backed, asset-backed and collateralized securities for which AIGFP has elected the fair value option effective January 1, 2008. At June 30, 2008, the fair value of these securities were $20.3 billion. An additional $1.8 billion related to insurance company investments is included in Bonds — trading.
Investments in RMBS
The amortized cost, gross unrealized gains (losses) and fair value of AIG’s investments in RMBS securities, other than those of AIGFP, were as follows:

	June 30, 2008					December 31, 2007

		Gross	Gross				Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Percent	Amortized	Unrealized	Unrealized	Fair	Percent
(in millions)	Cost	Gains	Losses	Value	of Total	Cost	Gains	Losses	Value	of Total

RMBS:
U.S. agencies	$16,642	$243	$181	$16,704	25%	$14,575	$320	$70	$14,825	17%
Prime non-agency (a)	17,575	36	1,646	15,965	23	21,552	72	550	21,074	25
Alt-A	20,236	69	3,896	16,409	24	25,349	17	1,620	23,746	28
Other housing- related(b)	3,090	2	532	2,560	4	4,301	2	357	3,946	5
Subprime	19,988	156	3,884	16,260	24	24,074	22	2,907	21,189	25

Total	$77,531	$506	$10,139	$67,898	100%	$89,851	$433	$5,504	$84,780	100%

(a)	Includes foreign and jumbo RMBS-related securities.
(b)	Primarily wrapped second-lien.
     AIG’s operations, other than AIGFP, held investments in RMBS with an estimated fair value of $67.9 billion at June 30, 2008, or approximately 8 percent of AIG’s total invested assets. In addition, AIG’s insurance operations held investments with a fair value totaling $3.1 billion in CDOs, of which $39 million included some level of subprime exposure. AIG’s RMBS investments are predominantly in highly-rated tranches that contain substantial protection features through collateral subordination. At June 30, 2008, approximately 87 percent of these investments were rated AAA, and approximately 8 percent were rated AA by one or more of the principal rating agencies. AIG’s investments rated BBB or below totaled $2.7 billion, or less than 0.3 percent of AIG’s total invested assets at June 30, 2008. As of July 30, 2008, $10.9 billion of AIG’s RMBS backed primarily by subprime collateral had been downgraded as a result of rating agency actions since January 1, 2008, and $212 million of such investments had been upgraded. Of the downgrades, $10.0 billion were AAA rated securities. In addition to the downgrades, as of July 30, 2008, the rating agencies had $6.1 billion of RMBS on watch for downgrade.

American International Group, Inc. and Subsidiaries
The amortized cost of AIG’s RMBS investments, other than those of AIGFP, at June 30, 2008 by year of vintage and credit rating were as follows:

	Year of Vintage

(in billions)	Prior	2004	2005	2006	2007	2008	Total

Rating:
Total RMBS
AAA	$8,968	$6,057	$13,149	$20,561	$15,485	$3,011	$67,231
AA	1,030	648	1,539	1,940	1,250	—	6,407
A	221	193	265	273	193	9	1,154
BBB and below	168	306	378	870	964	53	2,739

Total RMBS	$10,387	$7,204	$15,331	$23,644	$17,892	$3,073	$77,531

Alt-A RMBS
AAA	$753	$850	$4,312	$7,606	$5,290	$—	$18,811
AA	241	164	301	99	280	—	1,085
A	27	41	89	18	42	—	217
BBB and below	15	27	68	13	—	—	123

Total Alt-A	$1,036	$1,082	$4,770	$7,736	$5,612	$—	$20,236

Subprime RMBS
AAA	$398	$423	$4,403	$7,760	$3,884	$—	$16,868
AA	129	102	398	785	276	—	1,690
A	77	62	68	126	103	—	436
BBB and below	1	66	65	475	387	—	994

Total Subprime	$605	$653	$4,934	$9,146	$4,650	$—	$19,988

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
Investments in CMBS
The amortized cost of AIG’s CMBS investments, other than those of AIGFP, at June 30, 2008 was as follows:

	Amortized	Percent
(in millions)	Cost	of Total

CMBS (traditional)	$20,819	91%
ReRemic/ CRE CDO	1,465	6
Agency	246	1
Other	405	2

Total	$22,935	100%

The percentage of AIG’s CMBS investments, other than those of AIGFP, at June 30, 2008 by credit rating was as follows:

Percentage

Rating:
AAA	79%
AA	12
A	7
BBB and below	2

Total	100%

The percentage of AIG’s CMBS investments, other than those of AIGFP, by year of vintage at June 30, 2008 was as follows:

Percentage

Year:
2008	1%
2007	24
2006	14
2005	18
2004	15
2003 and prior	28

Total	100%

American International Group, Inc. and Subsidiaries
The percentage of AIG’s CMBS investments, other than those of AIGFP, by geographic region at June 30, 2008 was as follows:

Percentage

Geographic region:
New York	17%
California	15
Texas	7
Florida	6
Virginia	4
Illinois	4
New Jersey	3
Pennsylvania	3
Georgia	3
Massachusetts	3
All Other	35

Total	100%

     At June 30, 2008, AIG held $23 billion in cost basis of CMBS. Approximately 79 percent of such holdings were rated AAA, approximately 19 percent were rated AA or A, and approximately 2 percent were rated BBB or below. At June 30, 2008, all such securities were current in the payment of principal and interest.
     There have been disruptions in the commercial mortgage markets in general, and the CMBS market in particular, with credit default swaps indices and quoted prices of securities at levels consistent with a severe correction in lease rates, occupancy and fair value of properties. In addition, spreads in the primary mortgage market have widened significantly.
     While this capital market stress has not to date been reflected in the performance of commercial mortgage securitization in the form of increased defaults in underlying mortgage pools, pricing of CMBS has been adversely affected by market perceptions that underlying mortgage defaults will increase. As a result, AIG recognized $387 million of other-than-temporary impairment charges in the three-month period ended June 30, 2008 on CMBS trading at a severe discount to cost, despite the absence of any deterioration in performance of the underlying credits, because AIG concluded that it could not reasonably assert that the recovery period was temporary. At this time, AIG anticipates substantial recovery of principal and interest on the securities to which such other-than-temporary impairment charges were recorded.
Investments in CDOs
The amortized cost of AIG’s CDO investments, other than those of AIGFP, by collateral type at June 30, 2008 was as follows:

	Amortized	Percent
(in millions)	Cost	of Total

Collateral Type:
Bank loans (CLO)	$2,108	51%
Synthetic investment grade	1,233	30
Other	733	18
Subprime ABS	46	1

Total	$4,120	100%

The amortized cost of the AIG’s CDO investments, other than those of AIGFP, by credit rating at June 30, 2008 was as follows:

	Amortized	Percent
(in millions)	Cost	of Total

Rating:
AAA	$872	21%
AA	766	19
A	2,085	51
BBB	313	8
Below investment grade and equity	84	1

Total	$4,120	100%

Securities Lending Activities
AIG’s securities lending program is a centrally managed program by AIG Investments for the benefit of certain of AIG’s insurance companies and the Asset Management segment. Securities are loaned to various financial institutions, primarily major banks and brokerage firms. Cash collateral generally ranging from 100 to 102 percent of the fair value of the loaned securities is received and is invested in fixed maturity securities to earn a net spread. To the extent that the collateral received is less than 102 percent, AIG has agreed with its insurance companies to deposit funds to the collateral pool for the benefit of the insurance company participants.
     AIG’s liability to the borrower for collateral received was $75.1 billion and the fair value of the collateral reinvested was $59.5 billion as of June 30, 2008. In addition to the invested collateral, the securities on loan as well as all of the assets of the lending companies are generally available to satisfy the liability for collateral received.
The composition of the securities lending invested collateral by credit rating at June 30, 2008 was as follows:

				BBB/Not	Short-
(in millions)	AAA	AA	A	Rated	Term	Total

Corporate debt	$696	$7,407	$3,557	$1,245	$—	$12,905
Mortgage-backed, asset-backed and collateralized	30,933	3,170	437	1,640	—	36,180
Cash and short-term investments	—	—	—	—	10,445	10,445

Total	$31,629	$10,577	$3,994	$2,885	$10,445	$59,530

American International Group, Inc. and Subsidiaries
Participation in the securities lending program by reporting unit at June 30, 2008 was as follows:

Percent
Participation

Domestic Life Insurance and Domestic Retirement Services	71%
Foreign Life Insurance	11
AIG Property Casualty Group	4
Foreign General Insurance	5
Asset Management	9

Total	100%

     On June 30, 2008, $7.3 billion (or 10 percent) of the liabilities were one-day tenor. These one-day tenor loans do not have a contractual end date but are terminable by either party on demand. Substantially all of the balance of the liabilities contractually mature over the next thirty days. However, the maturing loans are frequently renewed and rolled over to extended dates. Collateral held for this program at June 30, 2008 included interest bearing cash equivalents with overnight maturities of $10.4 billion and other short-term investments of $1.4 billion.
     Liquidity in the securities pool is managed based upon historical experience regarding volatility of daily, weekly and biweekly loan balances. The decline in the level of securities lent, and thus the liability for collateral due back to the borrowers, is the result of AIG’s overall strategy to reduce the size of this program over time.
     In addition, the invested securities are carried at fair value with unrealized gains and losses recorded in accumulated other comprehensive income (loss) while net realized gains and losses are recorded in earnings. The net unrealized loss on the investments was $8.2 billion as of June 30, 2008. During the three- and six-month periods ended June 30, 2008, AIG recorded net realized losses of $3.8 billion and $6.7 billion, respectively, on this portfolio, predominantly related to other-than-temporary impairments.
     AIG has agreed to deposit into the securities pool an amount equal to the investment losses realized by the pool in connection with sales of impaired securities, up to $5 billion.
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
     AIG evaluates its investments for impairments in valuation as well as credit. The determination that a security has incurred an other-than-temporary decline in value requires the judgment of management and consideration of the fundamental condition of the issuer, its near-term prospects and all the relevant facts and circumstances. See Critical Accounting Estimates — Other-Than-Temporary Impairments herein for further information on AIG’s policy.
     Once a security has been identified as other-than-temporarily impaired, the amount of such impairment is determined by reference to that security’s contemporaneous fair value and recorded as a charge to earnings.
     In light of the recent significant disruption in the U.S. residential mortgage and credit markets, AIG has recognized an other-than-temporary impairment charge (severity loss) of $4.8 billion and $8.9 billion in the three- and six-month periods ended June 30, 2008, primarily related to certain RMBS and other structured securities. Even while retaining their investment grade ratings and timely continuation of interest and principal payments, such securities were priced at a significant discount to cost (generally below 60 cents on the dollar). Notwithstanding AIG’s intent and ability to hold such securities indefinitely, and despite structures that indicate that a substantial amount of the securities should continue to perform in accordance with original terms, AIG concluded that it could not reasonably assert that the recovery period would be temporary.
     As a result of AIG’s periodic evaluation of its securities for other-than-temporary impairments in value, AIG recorded other-than-temporary impairment charges of $6.8 billion and $417 million in the three-month periods ended June 30, 2008 and 2007, respectively, and $12.4 billion and $884 million in the six-month periods ended June 30, 2008 and 2007, respectively.
     In addition to the above severity losses, AIG recorded other-than-temporary impairment charges in the three- and six-month periods ended June 30, 2008 and 2007 related to:

•	securities that AIG does not intend to hold until recovery;

•	declines due to foreign exchange rates;

•	issuer-specific credit events;

•	certain structured securities impaired under Emerging Issues Task Force Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets”; and

•	other impairments, including equity securities and partnership investments.

American International Group, Inc. and Subsidiaries
The composition of net realized capital gains (losses), which include other-than-temporary impairments, were as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

(in millions)	2008	2007	2008	2007

Sales of fixed maturities	$(29)	$(210)	$(10)	$(169)
Sales of equity securities	240	285	320	443
Sales of real estate and other assets	172	364	325	499
Other-than-temporary impairments	(6,777)	(417)	(12,370)	(884)
Foreign exchange transactions	(74)	(244)	(738)	(108)
Derivative instruments	387	194	303	121

Total	$(6,081)	$(28)	$(12,170)	$(98)

American International Group, Inc. and Subsidiaries
Other-than-temporary impairment charges by reporting segment were as follows:

		Life
		Insurance &
	General	Retirement	Financial	Asset
(in millions)	Insurance	Services	Services	Management	Other	Total

Three months ended June 30, 2008
Impairment Type:
Severity	$(633)	$(3,374)	$(16)	$(820)	$—	$(4,843)
Trading at 25 percent or more discount for nine consecutive months	—	—	—	—	—	—
Lack of intent to hold to recovery	—	(237)	(1)	(3)	—	(241)
Foreign currency declines	—	(633)	—	—	—	(633)
Issuer-specific credit events	(46)	(276)	—	—	—	(322)
Adverse projected cash flows on structured securities	(6)	(673)	—	(59)	—	(738)

Total	$(685)	$(5,193)	$(17)	$(882)	$—	$(6,777)

Three months ended June 30, 2007
Impairment Type:
Severity	$—	$—	$—	$—	$—	$—
Trading at 25 percent or more discount for nine consecutive months	—	(6)	—	—	—	(6)
Lack of intent to hold to recovery	(64)	(211)	(2)	—	—	(277)
Foreign currency declines	—	(92)	—	—	—	(92)
Issuer-specific credit events	(20)	(9)	—	—	(6)	(35)
Adverse projected cash flows on structured securities	—	(6)	—	(1)	—	(7)

Total	$(84)	$(324)	$(2)	$(1)	$(6)	$(417)

Six months ended June 30, 2008
Impairment Type:
Severity	$(745)	$(6,530)	$(27)	$(1,645)	$(1)	$(8,948)
Trading at 25 percent or more discount for nine consecutive months	—	—	—	—	—	—
Lack of intent to hold to recovery	(21)	(928)	(2)	(70)	—	(1,021)
Foreign currency declines	—	(1,034)	—	—	—	(1,034)
Issuer-specific credit events	(67)	(388)	—	(38)	—	(493)
Adverse projected cash flows on structured securities	(7)	(705)	—	(162)	—	(874)

Total	$(840)	$(9,585)	$(29)	$(1,915)	$(1)	$(12,370)

Six months ended June 30, 2007
Impairment Type:
Severity	$—	$—	$—	$—	$—	$—
Trading at 25 percent or more discount for nine consecutive months	—	(6)	—	—	—	(6)
Lack of intent to hold to recovery	(72)	(298)	(2)	(2)	—	(374)
Foreign currency declines	—	(304)	—	—	—	(304)
Issuer-specific credit events	(58)	(101)	—	(27)	(6)	(192)
Adverse projected cash flows on structured securities	—	(7)	—	(1)	—	(8)

Total	$(130)	$(716)	$(2)	$(30)	$(6)	$(884)

American International Group, Inc. and Subsidiaries
Other-than-temporary severity-related impairment charges for the three- and six-month periods ended June 30, 2008 by type of security and credit rating were as follows:

Rating:				Other
(in millions)	RMBS	CDO	CMBS	Securities	Total

Three months ended June 30, 2008
Fixed Maturities:
AAA	$2,964	$1	$106	$—	$3,071
AA	704	1	32	—	737
A	178	6	187	—	371
BBB and below	254	39	62	—	355
Nonrated	—	—	—	—	—
Equities	—	—	—	309	309

Total	$4,100	$47	$387	$309	$4,843

Six months ended June 30, 2008*
Fixed Maturities:
AAA	$4,460	$22	$223	$12	$4,717
AA	1,556	41	71	1	1,669
A	482	55	485	4	1,026
BBB and below	750	39	125	20	934
Nonrated	—	—	—	17	17
Equities	—	—	—	585	585

Total	$7,248	$157	$904	$639	$8,948

*Ratings are as of the date of the impairment charge.
     No other-than-temporary impairment charge with respect to any one single counterparty was significant to AIG’s consolidated financial condition or results of operations, and no individual other-than-temporary impairment charge exceeded two percent of the consolidated net loss in the six-month period ended June 30, 2008.
     In periods subsequent to the recognition of an other-than-temporary impairment charge for fixed maturity securities that is not credit or foreign exchange related, AIG generally accretes into income the discount or amortizes the reduced premium resulting from the reduction in cost basis over the remaining life of the security. The amount of accretion recognized in earnings for the three- and six-month periods ended June 30, 2008 was $75 million and $87 million, respectively.
Commercial Mortgage Loan Exposure
At June 30, 2008, AIG had direct commercial mortgage loan exposure of $17.1 billion, with $15.8 billion representing U.S. loan exposure. At that date, substantially all of the U.S. loans were current. The remaining commercial mortgage loans are secured predominantly by properties in Japan. In addition, at June 30, 2008, AIG had approximately $2.3 billion in residential mortgage loans in jurisdictions outside the United States, primarily backed by properties in Taiwan and Thailand.

American International Group, Inc. and Subsidiaries
An aging of the pre-tax unrealized losses of fixed maturity and equity securities, distributed as a percentage of cost relative to unrealized loss (the extent by which the fair value is less than amortized cost or cost), including the number of respective items, at June 30, 2008 was as follows:

	Less than or equal			Greater than 20%				Greater than 50%
	to 20% of Cost(b)			to 50% of Cost(b)				of Cost(b)			Total
Aging(a)
(dollars in		Unrealized			Unrealized				Unrealized			Unrealized
millions)	Cost(c)	Loss	Items	Cost(c)	Loss		Items	Cost(c)	Loss	Items	Cost(c)	Loss(d)	Items

Investment grade bonds
0-6 months	$133,610	$4,302	19,544	$1,910	$467		334	$—	$—	—	$135,520	$4,769	19,878
7-12 months	56,297	4,597	4,337	23,676	7,118		740	—	—	—	79,973	11,715	5,077
>12 months	58,277	4,773	8,523	7,541	2,074		827	—	—	—	65,818	6,847	9,350

Total	$248,184	$13,672	32,404	$33,127	$9,659		1,901	$—	$—	—	$281,311	$23,331	34,305

Below investment grade bonds
0-6 months	$6,215	$173	1,384	$154	$54		24	$—	$—	—	$6,369	$227	1,408
7-12 months	1,294	94	349	74	21		21	—	—	—	1,368	115	370
>12 months	1,163	79	540	59	15		14	—	—	—	1,222	94	554

Total	$8,672	$346	2,273	$287	$90		59	$—	$—	—	$8,959	$436	2,332

Total bonds
0-6 months	$139,826	$4,475	20,928	$2,064	$521		358	$—	$—	—	$141,890	$4,996	21,286
7-12 months	57,590	4,691	4,686	23,750	7,139		761	—	—	—	81,340	11,830	5,447
>12 months	59,440	4,852	9,063	7,600	2,089		841	—	—	—	67,040	6,941	9,904

Total(e)	$256,856	$14,018	34,677	$33,414	$9,749	(f)	1,960	$—	$—	—	$290,270	$23,767	36,637

Equity securities
0-6 months	$4,590	$336	3,900	$316	$86		667	$—	$—	—	$4,906	$422	4,567
7-12 months	747	86	325	381	108		272	—	—	—	1,128	194	597
>12 months	—	—	—	—	—		—	—	—	—	—	—	—

Total	$5,337	$422	4,225	$697	$194		939	$—	$—	—	$6,034	$616	5,164

(a)	Represents the number of consecutive months that fair value has been less than cost by any amount.
(b)	Represents the percentage by which fair value is less than cost at the balance sheet date.

(c)	For bonds, represents amortized cost.

(d)	The effect on net income of unrealized losses after taxes will be mitigated upon realization because certain realized losses will be charged to participating policyholder accounts, or realization will result in current decreases in the amortization of certain DAC.

(e)	Includes securities lending invested collateral.

(f)	Of this $9.7 billion, $6.7 billion relates to RMBS, CMBS, CDOs and ABS with unrealized losses between 25 percent and 50 percent; and $1.9 billion relates to RMBS, CMBS, CDOs and ABS with unrealized losses between 20 percent and 25 percent. The balance represents all other classes of fixed maturity securities.
The aging of the unrealized losses of RMBS, CMBS, CDOs and ABS with fair values between 20 percent and 50 percent less than their cost at June 30, 2008 (in footnote (f) to the table above) is shown in the table below, which provides the period in which those securities in unrealized loss positions would become candidates for impairment solely because they have been trading at a discount for nine consecutive months (AIG’s other-than-temporary aging guideline) without regard to the level of discount (AIG’s other-than-temporary trading level guideline), assuming prices remained unchanged.

	Third	Fourth	First
	Quarter	Quarter	Quarter
(in millions)	2008	2008	2009	Total
Unrealized loss percent

25 to 50 percent	$69	$3,574	$3,104	$6,747

20 to less than 25 percent	$6	$35	$1,856	$1,897

Given the current difficult market conditions, AIG is not able to predict reasonably likely changes in the prices of these securities. Moreover, AIG is unable to assess the effect, if any, that recent transactions involving sales of large portfolios of CDOs will have on the pricing of its available for sale securities.
Unrealized gains and losses
At June 30, 2008, the carrying value of AIG’s fixed maturity and equity securities aggregated $516.4 billion. At June 30, 2008, aggregate pre-tax unrealized gains for fixed maturity and equity securities were $13.1 billion ($8.5 billion after tax).
     At June 30, 2008, the aggregate pre-tax gross unrealized losses on fixed maturity and equity securities were

American International Group, Inc. and Subsidiaries
$24.4 billion ($15.9 billion after tax). Additional information about these securities is as follows:

•	These securities were valued, in the aggregate, at approximately 92 percent of their current amortized cost.

•	Approximately 12 percent of these securities were valued at less than 20 percent of their current cost, or amortized cost.

•	Approximately three percent of the fixed maturity securities had issuer credit ratings that were below investment grade.
     AIG did not consider these securities in an unrealized loss position to be other-than-temporarily impaired at June 30, 2008, because management has the intent and ability to hold these investments until they recover their cost basis. AIG believes the securities will generally continue to perform in accordance with the original terms, notwithstanding the present price declines.
     For the three- and six-month periods ended June 30, 2008, unrealized losses related to investment grade bonds increased $1.0 billion ($0.7 billion after tax) and $10.5 billion ($6.8 billion after tax), respectively, reflecting the widening of credit spreads, partially offset by the effects of a decline in risk-free interest rates.
The amortized cost and fair value of fixed maturity securities available for sale in an unrealized loss position at June 30, 2008, by contractual maturity, were as follows:

	Amortized	Fair
(in millions)	Cost	Value

Due in one year or less	$8,067	$7,945
Due after one year through five years	43,226	41,595
Due after five years through ten years	68,941	65,592
Due after ten years	77,824	72,700
Mortgage-backed, asset-backed and collateralized	92,212	78,671

Total	$290,270	$266,503

     For the six-month period ended June 30, 2008, the pre-tax realized losses incurred with respect to the sale of fixed maturities and equity securities were $0.8 billion. The aggregate fair value of securities sold was $8.9 billion, which was approximately 92 percent of amortized cost. The average period of time that securities sold at a loss during the six-month period ended June 30, 2008 were trading continuously at a price below book value was approximately five months. See Risk Management — Corporate Risk Management — Credit Risk Management in the 2007 Annual Report on Form 10-K for an additional discussion of investment risks associated with AIG’s investment portfolio.
Risk Management
For a complete discussion of AIG’s risk management program, see Risk Management in the 2007 Annual Report on Form 10-K.
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
The following table presents AIG’s largest credit exposures at June 30, 2008 as a percentage of total consolidated shareholders’ equity:

			Credit Exposure
			as a Percentage of Total
			Consolidated
Category	Risk Rating(a)		Shareholders’ Equity

Investment Grade:
10 largest combined	A+ (weighted) average	(b)	113.9%
Single largest non- sovereign (financial institution)	A+		13.3
Single largest corporate	AAA		9.0
Single largest sovereign	A		22.2
Non-Investment Grade:
Single largest sovereign	BB+		1.0
Single largest non- sovereign	BB+		0.6

(a)	Risk rating is based on external ratings, or equivalent based on AIG’s internal risk rating process.

(b)	Five of the ten largest credit exposures are to highly-rated financial institutions and four are to investment-grade rated sovereigns; none is rated lower than BBB+ or its equivalent.
     AIG closely controls its aggregate cross-border exposures to avoid excessive concentrations in any one country or regional group of countries. AIG defines its cross-border exposure to include both cross-border credit exposures and its large cross-border investments in its own international subsidiaries. Thirteen countries had cross-border exposures in excess of 10 percent of total consolidated shareholders’ equity at June 30, 2008. At that date eight were AAA-rated, four were AA-rated and one was A-rated.
     In addition, AIG closely monitors its industry concentrations, the risks of which are often mitigated by the breadth and scope of AIG’s international operations. Excluding the U.S. residential and commercial mortgage sectors, AIG’s single largest industry credit exposure is to the highly-rated global financial institutions sector, accounting for 128 percent of total consolidated shareholders’ equity at June 30, 2008 (compared to 87 percent at December 31, 2007, as a portion of the proceeds of the May 2008 capital raising was deposited with banks). AIG’s other industry credit

American International Group, Inc. and Subsidiaries
concentrations in excess of 10 percent of total consolidated shareholders’ equity are in the following industries (in descending order by approximate size):

•	Oil and gas;

•	Electric and water utilities;

•	European regional financial institutions;

•	Global life insurance carriers;

•	Global telecommunications companies;

•	U.S.-based regional financial institutions;

•	Global securities firms and exchanges;

•	Global reinsurance firms;

•	Government sponsored entities;

•	Healthcare companies; and

•	Retail companies.
     Other than as described above, there were no significant changes to AIG’s credit exposures as set forth in Risk Management — Corporate Risk Management — Credit Risk Management in the 2007 Annual Report on Form 10-K.
Market Risk Management
Insurance, Asset Management and
Non-Trading Financial Services Value at Risk (VaR)
AIG performs one comprehensive VaR analysis across all of its non-trading businesses, and a separate VaR analysis for its trading business at AIGFP. The comprehensive VaR is categorized by AIG business segment (General Insurance, Life Insurance & Retirement Services, Financial Services and Asset Management) and also by market risk factor (interest rate, currency and equity). AIG’s market risk VaR calculations include exposures to benchmark Treasury or swap interest rates, but do not include exposures to credit-based factors such as credit spreads. AIG’s credit exposures within its invested assets and credit derivative portfolios are discussed in Risk Management — Segment Risk Management — Financial Services in the 2007 Annual Report on Form 10-K.
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
     AIG calculated the VaR with respect to net fair values as of June 30, 2008 and December 31, 2007. The VaR number represents the maximum potential loss as of those dates that could be incurred with a 95 percent confidence (i.e., only five percent of historical scenarios show losses greater than the VaR figure) within a one-month holding period. AIG uses the historical simulation methodology that entails repricing all assets and liabilities under explicit changes in market rates within a specific historical time period. AIG uses the most recent three years of historical market information for interest rates, foreign exchange rates, and equity index prices. For each scenario, each transaction was repriced. Segment and AIG-wide scenario values are then calculated by netting the values of all the underlying assets and liabilities.

American International Group, Inc. and Subsidiaries
The following table presents the period-end, average, high and low VaRs on a diversified basis and of each component of market risk for AIG’s non-trading businesses. The diversified VaR is usually smaller than the sum of its components due to correlation effects.

	2008				2007

		Six Months Ended June 30,				Year Ended December 31,
	As of				As of
(in millions)	June 30	Average	High	Low	December 31	Average	High	Low

Total AIG non-trading market risk:
Diversified	$6,645	$6,363	$6,851	$5,593	$5,593	$5,316	$5,619	$5,073
Interest rate	4,822	4,798	5,190	4,383	4,383	4,600	4,757	4,383
Currency	1,022	884	1,022	785	785	729	785	685
Equity	3,138	3,011	3,268	2,627	2,627	2,183	2,627	1,873
General Insurance:
Diversified	$1,377	$1,365	$1,377	$1,356	$1,363	$1,637	$1,892	$1,363
Interest rate	1,218	1,138	1,218	1,078	1,117	1,492	1,792	1,117
Currency	328	296	328	255	255	222	255	205
Equity	1,030	958	1,030	835	835	659	835	573
Life Insurance & Retirement Services:
Diversified	$6,096	$5,853	$6,284	$5,180	$5,180	$4,848	$5,180	$4,574
Interest rate	4,658	4,683	4,987	4,405	4,405	4,465	4,611	4,287
Currency	807	693	807	621	649	621	678	568
Equity	2,196	2,072	2,210	1,810	1,810	1,512	1,810	1,293
Non-Trading Financial Services:
Diversified	$131	$132	$167	$99	$99	$117	$170	$85
Interest rate	125	128	164	95	95	116	168	76
Currency	17	15	17	13	13	12	13	11
Equity	2	1	2	1	1	1	1	1
Asset Management:
Diversified	$61	$50	$61	$38	$38	$49	$74	$26
Interest rate	56	43	56	32	32	45	72	22
Currency	2	2	2	2	2	3	5	2
Equity	11	12	13	11	13	11	13	8

     AIG’s total non-trading market risk VaR increased from $5.6 billion at year-end 2007 to $6.6 billion at June 30, 2008. The biggest drivers of this increase were updated liability cash flow projections, increased volatilities in equity markets and “tail” effects (increased riskiness of the worst 5 percent of simulated portfolio outcomes that determine VaR).
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

		Six Months Ended June 30, 2008				Year Ended December 31, 2007
	As of				As of
(in millions)	June 30	Average	High	Low	December 31	Average	High	Low

Capital Markets trading market risk:
Diversified	$6	$6	$9	$5	$5	$5	$8	$4
Interest rate	2	2	3	1	3	2	3	2
Currency	1	1	2	—	1	1	2	1
Equity	2	2	4	2	3	3	5	2
Commodity	5	5	7	3	3	3	7	2

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
     In certain cases, the credit risk associated with a designated portfolio is tranched into different layers of risk, which are then analyzed and rated by the credit rating agencies. Typically, there will be an equity layer covering the first credit losses in respect of the portfolio up to a specified percentage of the total portfolio, and then successive layers ranging from generally a BBB-rated layer to one or more AAA-rated layers. In transactions that are rated with respect to the risk layer or tranche that is immediately junior to the threshold level above which AIGFP’s payment obligation would generally arise, a significant majority were rated AAA at origination by the rating agencies. In transactions that are not rated, AIGFP applies the same risk criteria for setting the threshold level for its payment obligations. Therefore, the risk layer assumed by AIGFP with respect to the designated portfolio in these transactions is often called the “super senior” risk layer, defined as the layer of credit risk senior to a risk layer that has been rated AAA by the credit rating agencies, or if the transaction is not rated, equivalent thereto.
     Approximately $307 billion (consisting of corporate loans and prime residential mortgages) of the $441 billion in notional exposure of AIGFP’s super senior credit default swap portfolio as of June 30, 2008 represented derivatives written for financial institutions, principally in Europe, for the purpose of providing regulatory capital relief rather than risk mitigation. In exchange for a minimum guaranteed fee, the counterparties receive credit protection with respect to diversified loan portfolios they own, thus improving their regulatory capital position. These derivatives are generally expected to terminate at no additional cost to the counterparty when they no longer provide the regulatory capital benefit. AIG expects that the majority of these transactions will be terminated within the next 9 to 21 months by AIGFP’s counterparties. As of July 31, 2008, $80.7 billion in notional exposures have either been terminated or are in the process of being terminated. AIGFP was not required to make any payments as part of these terminations and in certain cases was paid a fee upon termination.
     In light of early termination experience to date and after other comprehensive analyses, AIG determined that there was no unrealized market valuation adjustment for this regulatory capital relief portfolio for the six-month period ended June 30, 2008 other than for transactions where AIGFP believes the counterparties are no longer using the transactions to obtain regulatory capital relief. AIG will continue to assess the valuation of this portfolio and monitor developments in the marketplace. Given the significant deterioration in the credit markets and the risk that AIGFP’s expectations with respect to the termination of these transactions by its counterparties may not materialize, there can be no assurance that AIG will not recognize unrealized market valuation losses from this portfolio in future periods, and recognition of even a small percentage decline in the fair value of this portfolio could be material to an individual reporting period.
     During the second quarter of 2008, a regulatory capital relief transaction with a notional amount of $1.6 billion and a fair value loss of $125 million was not terminated as expected when it no longer provided regulatory capital benefit to the counterparty. This transaction provided protection on an RMBS unlike the other regulatory transactions which provide protection on loan portfolios held by the counterparties. The documentation for this transaction contains provisions not included in AIGFP’s other regulatory capital relief transactions, which enable the counterparty to arbitrage a specific credit exposure.
     Approximately $54 billion of the $441 billion in notional exposure on AIGFP’s super senior credit default swaps as of June 30, 2008 was written on designated pools of investment grade corporate debt and CLOs. AIG estimates

American International Group, Inc. and Subsidiaries
the fair value of this corporate credit default swap portfolio by reference to benchmark indices, including the CDX and iTraxx, and third-party prices and collateral calls. No assurance can be given that the fair value of AIG’s corporate credit default swap portfolio would not change materially if other market indices or pricing sources were used to estimate the fair value of the portfolio.
     In addition to writing credit protection on the super senior risk layer on designated portfolios of loans or debt securities, AIGFP also wrote protection on tranches below the super senior risk layer. At June 30, 2008 the notional amount of the credit default swaps in the regulatory capital relief portfolio written on tranches below the super senior risk layer was $5.8 billion, with an estimated fair value loss of $171 million.
     While the credit default swaps written on corporate debt obligations are cash settled, the majority of the credit default swaps written on CDOs and CLOs require physical settlement. Under a physical settlement arrangement, AIGFP would be required to purchase the referenced super senior security at par in the event of a non-payment on that security. Certain of the AIGFP credit default swaps with an aggregate notional amount totaling $8.2 billion protect CDOs that include over-collateralization provisions that adjust the value of the collateral based, in part, on the ratings of the collateral underlying the CDOs. If the over-collateralization provisions are not satisfied, an event of default would occur creating a right to accelerate. In certain of these circumstances, AIGFP may be required to purchase the referenced super senior security at par upon the acceleration of the security. As of July 31, 2008, six CDOs for which AIGFP had written credit protection on the super senior CDO securities had experienced events of default. One of these CDOs has been accelerated and AIGFP extinguished a portion of its swap obligations by purchasing the protected CDO security for $103 million, principal amount outstanding related to this obligation. AIGFP’s remaining notional exposure with respect to these CDOs was $1.5 billion at July 31, 2008. AIGFP cannot currently quantify its obligations which might occur in the future under the foregoing provisions, or determine the timing of any additional purchases that might be required. Therefore, there can be no assurance that the extinguishment of these obligations by AIGFP will not have a material effect on AIG’s liquidity.
     AIGFP has written 2a-7 Puts in connection with certain multi-sector CDOs that allow the holders of the securities to treat the securities as eligible short-term 2a-7 investments under the Investment Company Act of 1940. Holders of securities are permitted, in certain circumstances, to tender their securities to the issuers at par. If an issuer’s remarketing agent is unable to resell the securities so tendered, AIGFP must purchase the securities at par as long as the security has not experienced a default. During the six-month period ended June 30, 2008, AIGFP repurchased securities with a principal amount of approximately $917 million in connection with these obligations. In certain transactions, AIGFP has contracted with third parties to provide liquidity for the securities if they are put to AIGFP for up to a three-year period. Such liquidity facilities totaled $8.5 billion at June 30, 2008. As of August 5, 2008, AIGFP has utilized $3.2 billion of these liquidity facilities. At June 30, 2008, AIGFP had $11.3 billion of notional exposure on 2a-7 Puts, included as part of the multi-sector CDO portfolio discussed herein.
     Certain of these credit derivatives are subject to collateral posting provisions. These provisions differ among counterparties and asset classes. In the case of most of the multi-sector CDO transactions, the amount of collateral required is determined based on the change in value of the underlying cash security that represents the super senior risk layer subject to credit protection, and not on the change in value of the super senior credit derivative.
     As of July 31, 2008, AIGFP had received collateral calls from counterparties in respect of certain super senior credit default swaps (including those entered into by counterparties for regulatory capital relief purposes and those in respect of corporate debt/CLOs). At times, valuation estimates made by certain of the counterparties with respect to certain super senior credit default swaps or the underlying reference CDO securities, for purposes of determining the amount of collateral required to be posted by AIGFP in connection with such instruments, have differed significantly from AIGFP’s estimates. AIG is unable to assess the effect, if any, that recent transactions involving sales of large portfolios of CDOs will have on collateral posting requirements. In almost all cases, AIGFP has been able to successfully resolve the differences or otherwise reach an accommodation with respect to collateral posting levels, including in certain cases by entering into compromise collateral arrangements, some of which are for specified periods of time. Due to the ongoing nature of these collateral calls, AIGFP may engage in discussions with one or more counterparties in respect of these differences at any time. As of July 31, 2008, AIGFP had posted collateral (or had received collateral, where offsetting exposures on other transactions resulted in the counterparty posting to AIGFP) based on exposures, calculated in respect of super senior credit default swaps, in an aggregate net amount of $16.5 billion. Valuation estimates made by counterparties for collateral purposes were considered in the determination of the fair value estimates of AIGFP’s super senior credit default swap portfolio.
     The unrealized market valuation losses of $26.1 billion recorded on AIGFP’s super senior multi-sector CDO credit default swap portfolio represents the cumulative change in fair value of these derivatives, which represents AIG’s best estimate of the amount it would need to pay to a willing, able and knowledgeable third party to assume the obligations under

American International Group, Inc. and Subsidiaries
AIGFP’s super senior multi-sector credit default swap portfolio as of June 30, 2008.
Stress Testing/Sensitivity Analysis
     At June 30, 2008, AIG used a roll rate analysis to stress the AIGFP super senior multi-sector CDO credit default swap portfolio for potential pre-tax realized credit losses that it may incur if the multi-sector CDO super senior credit default swap portfolio and the referenced obligations acquired by AIGFP in extinguishing its obligations under the swaps are held to maturity. Credit losses represent an estimate of the potential shortfall of principal and/or interest cash flows on the referenced obligations and credits underlying the portfolio that will not be recovered assuming the portfolio and referenced obligations are held to maturity. Two scenarios illustrated in this process resulted in potential pre-tax realized credit losses of approximately $5.0 billion (Scenario A) and approximately $8.5 billion (Scenario B). Actual ultimate realized credit losses are likely to vary, perhaps materially, from these scenarios, and there can be no assurance that the ultimate realized credit losses related to the AIGFP super senior multi-sector CDO credit default swap portfolio will be consistent with either scenario or that such realized credit losses will not exceed the potential realized credit losses illustrated by Scenario B.
     In prior quarters, AIG conducted risk analyses of the AIGFP super senior multi-sector CDO credit default swap portfolio using certain ratings-based static stress tests, which centered around scenarios of further stress on the portfolio resulting from downgrades by the rating agencies from current levels on the underlying collateral in the CDO structures supported by AIGFP’s credit default swaps. During the first quarter of 2008, AIG developed an additional methodology to conduct stress tests for potential realized credit losses from AIGFP’s super senior multi-sector CDO credit default swap portfolio that combined a roll rate estimate of the losses emanating from the subprime and Alt-A RMBS collateral securities in the multi-sector CDOs, plus an estimate of losses arising from CDO securities (inner CDOs) and other ABS, such as CMBS, credit card and auto loan ABS, held by the CDOs. In conducting its risk analyses as of June 30, 2008, AIG discontinued use of the rating-based static stress test and used only the roll rate stress test because it believes that the roll rate stress test provides a more reasonable analysis methodology to illustrate potential realized credit losses than the rating-based static stress test used previously.
     In the second quarter of 2008, AIG stressed the AIGFP super senior multi-sector CDO credit default swap portfolio using a roll rate analysis as applied to all RMBS collateral including subprime, Alt-A and prime residential mortgages that comprise the subprime, Alt-A and prime RMBS. This analysis assumed that certain percentages of actual delinquent mortgages will roll into default and foreclosure. It also assumed that certain percentages of non-delinquent mortgages will become delinquent and default over time, with those delinquency percentages depending on the age of the mortgage pool. To those assumed defaults AIG applied loss severities (one minus recovery) to derive estimated ultimate losses for each mortgage pool comprising a subprime, Alt-A and prime RMBS. Because subprime, Alt-A and prime RMBS have differing characteristics, the roll rates and loss severities differed. AIG then estimated tranche losses from these roll rate losses by applying the pool losses up through the capital structure of the RMBS. In this estimate of tranche losses, AIG introduced in the quarter an enhancement to the roll rate analysis to take into account the cash flow waterfall and to capture the potential effects, both positive and negative, of cash flow diversion within each CDO. To these estimated subprime, Alt-A and prime RMBS losses AIG added estimated credit losses on the inner CDOs and other ABS, such as CMBS, credit card and auto loan ABS, calculated by using rating-based static percentages, in the case of inner CDOs varying by vintage and type of CDO, and, in the case of other ABS, by rating. In addition to the foregoing, the analysis incorporates the effects of certain other factors such as mortgage prepayment rates, excess spread and delinquency triggers. The total of the roll rate losses and the losses on the inner CDOs and other ABS using two different scenarios of assumptions yielded estimated potential pre-tax realized credit losses of approximately $5.0 billion and approximately $8.5 billion.
     At March 31, 2008, AIG’s credit-based analyses estimated potential pre-tax realized credit losses at approximately $1.2 billion to $2.4 billion. The estimate of $2.4 billion was derived using the roll rate stress test described above. The increase in the estimated potential realized credit loss illustrated by Scenarios A and B was the result of both enhancements to the model and changes in the assumptions used. The model was enhanced by inclusion of prime RMBS into the portfolio of securities subjected to the roll rate analysis and the introduction of analytics to capture the potential effects of the cash flow waterfall. Changes in assumptions included revisions to the roll rate percentages and loss severities on subprime and Alt-A mortgages in view of deteriorating real estate market conditions, as well as a higher stress to other ABS collateral and the use of current inner CDO ratings in the rating-based static percentage. The potential realized credit loss illustrated by Scenario B is the result of applying different, more highly stressed assumptions to the roll rate analysis model than those used in Scenario A.
     Due to the dislocation in the market for CDO and RMBS collateral, AIG does not use the market values of the underlying CDO collateral in estimating its potential realized credit losses. The use of factors derived from market-observable prices in models used to determine the estimates for future realized credit losses could result in materially higher estimates of potential realized credit losses.
     Under the terms of most of these credit derivatives, credit losses to AIG would generally result from the credit

American International Group, Inc. and Subsidiaries
impairment of the referenced obligations that AIG would acquire in extinguishing its swap obligations. Based upon its most current analyses, AIG believes that any credit losses which may emerge over time at AIGFP will not be material to AIG’s consolidated financial condition, but could be material to AIG’s liquidity. Other types of analyses or models could result in materially different estimates. AIG is aware that other market participants have used different assumptions and methodologies to estimate the potential realized credit losses on AIGFP’s super senior multi-sector CDO credit default swap portfolio, resulting in significantly higher estimates than those resulting from AIG’s roll rate stress testing scenarios. Actual ultimate realized credit losses are likely to vary, perhaps materially, from AIG’s roll rate stress testing scenarios, and there can be no assurance that the ultimate realized credit losses related to the AIGFP super senior multi-sector CDO credit default swap portfolio will be consistent with either scenario or that such realized credit losses will not exceed the potential realized credit losses illustrated by Scenario B.
     The potential realized credit losses illustrated in Scenarios A and B are lower than the fair value of AIGFP’s super senior multi-sector CDO credit default swap portfolio, a net loss of $26.1 billion at June 30, 2008. The net loss represents AIG’s best estimate of the amount it would need to pay to a willing third party to assume the obligations under AIGFP’s super senior multi-sector CDO credit default swap portfolio. The fair value of AIGFP’s super senior multi-sector CDO credit default swap portfolio is based upon fair value accounting principles, which rely on third-party prices for both the underlying collateral securities and the CDOs that AIGFP’s super senior credit default swaps wrap. These prices currently incorporate liquidity premiums, risk aversion elements and credit risk modeling, which in some instances may use more conservative assumptions than those used by AIG in its roll rate stress testing. Due to the ongoing disruption in the U.S. residential mortgage market and credit markets and the downgrades of RMBS and CDOs by the rating agencies, the market continues to lack transparency around the pricing of these securities. These prices are not necessarily reflective of the ultimate potential realized credit losses AIGFP could incur in the future related to the AIGFP super senior multi-sector CDO credit default swap portfolio, and AIG believes they incorporate a significant amount of market-driven risk aversion.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
Included in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.	Controls and Procedures
In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by AIG’s management, with the participation of AIG’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of AIG’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Solely as a result of the previously identified material weakness in internal control over the fair value valuation of the AIGFP super senior credit default swap portfolio and oversight thereof as described in the 2007 Annual Report on Form 10-K, AIG’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2008, AIG’s disclosure controls and procedures were ineffective. Notwithstanding the existence of this material weakness, AIG believes that the consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, AIG’s consolidated financial condition as of June 30, 2008 and December 31, 2007 and consolidated results of operations for the three- and six-month periods ended June 30, 2008 and 2007 and consolidated cash flows for the six-month periods ended June 30, 2008 and 2007, in conformity with GAAP. In addition, there has been no change in AIG’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, AIG’s internal control over financial reporting.
     Throughout 2008 and 2007, AIG recorded out of period adjustments, many of which were detected as part of continuing remediation efforts. It is AIG’s policy to record all error corrections, without regard to materiality, and AIG has an established, formal process for the identification, evaluation and recording of all out of period adjustments. This process includes a heightened sensitivity for potential errors related to the internal control matters discussed in Item 9A. of the 2007 Annual Report on Form 10-K. AIG distinguishes error corrections from changes in estimates by evaluating the facts and circumstances of such items, including considering whether information was capable of being known at the time of original recording. AIG has evaluated the adjustments recorded in 2008 and 2007 from a qualitative and quantitative perspective and concluded that such adjustments are immaterial individually and in the aggregate to the current and prior periods.

American International Group, Inc. and Subsidiaries
Part II - OTHER INFORMATION

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Information with respect to purchases of AIG Common stock during the three months ended June 30, 2008 was as follows:

Maximum Number
			Total Number of	of Shares that
		Average	Shares	May Yet Be
		Price	Purchased as	Purchased
	Total	Paid	Part of Publicly	Under the Plans
	Number of	per	Announced Plans	or Programs
Period	Shares Purchased(a)	Share	or Programs	at End of Month(b)

April 1 - 30	3,832,276	$46.78	3,832,276
May 1 - 31	—		—
June 1 - 30	—		—

Total	3,832,276	$46.78	3,832,276

(a)	Reflects date of delivery. Does not include 4,245 shares delivered or attested to in satisfaction of the exercise price by holders of AIG employee stock options exercised during the three months ended June 30, 2008.
(b)	In February 2007, AIG’s Board of Directors increased AIG’s share repurchase program by authorizing the repurchase of shares with an aggregate purchase price of $8 billion. In November 2007, AIG’s Board of Directors authorized the repurchase of an additional $8 billion in common stock. A balance of $9 billion remained for purchases under the program as of June 30, 2008. AIG does not expect to purchase additional shares under its share repurchase program for the foreseeable future.

ITEM 4.	Submission of Matters to a Vote of Security Holders
At the Annual Meeting of Shareholders held on May 14, 2008, the Shareholders:
(a) Elected thirteen directors as follows:

Nominee	Shares For	Shares Withheld	Abstained

Stephen F. Bollenbach	1,685,779,934	501,561,929	63,124,235
Martin S. Feldstein	1,691,691,682	506,469,958	52,304,458
Ellen V. Futter	1,652,157,470	542,842,042	55,466,586
Richard C. Holbrooke	1,518,501,128	675,477,016	56,487,954
Fred H. Langhammer	1,675,419,092	541,328,771	33,718,235
George L. Miles, Jr.	1,496,407,272	717,640,163	36,418,663
Morris W. Offit	1,532,712,325	682,550,113	35,203,660
James F. Orr III	1,603,644,400	609,750,276	37,071,422
Virginia M. Rometty	1,653,815,644	542,266,335	54,384,119
Martin J. Sullivan	1,691,337,900	520,729,226	38,398,972
Michael H. Sutton	1,499,773,544	715,209,935	35,482,619
Edmund S.W. Tse	1,690,069,518	521,903,489	38,493,091
Robert B. Willumstad	1,658,750,176	556,048,522	35,667,400

There were no broker non-votes with respect to this item.

(b)	Approved by a vote of 1,599,775,289 shares for and 616,864,546 shares against, with 33,826,263 shares abstaining, a proposal to ratify the selection of PricewaterhouseCoopers LLP as the independent registered public accounting firm for 2008. There were no broker non-votes with respect to this item.

(c)	Rejected by a vote of 313,891,912 shares for and 1,363,468,866 shares against, with 391,665,309 shares abstaining and 181,440,011 broker non-votes, a shareholder proposal relating to the human right to water.

(d)	Rejected by a vote of 347,720,077 shares for and 1,357,015,652 shares against, with 364,290,358 shares abstaining and 181,440,011 broker non-votes, a shareholder proposal relating to the reporting of political contributions.

ITEM 6.	Exhibits
See accompanying Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN INTERNATIONAL GROUP, INC.
(Registrant)

/s/ Steven J. Bensinger

Steven J. Bensinger
Vice Chairman — Financial Services and
Chief Financial Officer

/s/ David L. Herzog

David L. Herzog
Senior Vice President and Comptroller
Principal Accounting Officer
Dated: August 6, 2008

EXHIBIT INDEX

Exhibit
Number	Description	Location

11	Statement re computation of per share earnings	Included in Note 4 of Notes to Consolidated Financial Statements.
12	Computation of ratios of earnings to fixed charges	Filed herewith.
31	Rule 13a-14(a)/15d-14(a) Certifications	Filed herewith.
32	Section 1350 Certifications	Filed herewith.