Form 10-Q
period 2008-09-30
AMERICAN INTERNATIONAL GROUP INC
filed 2008-11-10
CIK 5272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
                    (Do not check if a
                    smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of October 31, 2008, there were 2,689,938,313 shares outstanding of the registrant’s common stock.

		Page
Description		Number

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	47
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	153
Item 4.	Controls and Procedures	154
PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	155
Item 1A.	Risk Factors	155
Item 6.	Exhibits	155
SIGNATURE		156
EX-10.1: RELEASE AGREEMENT WITH STEVEN J. BENSINGER
EX-10.2: LETTER FROM ROBERT B. WILLUMSTAD
EX-10.3: LETTER AGREEMENT
EX-10.4: AMENDMENT NO.2 TO THE CREDIT AGREEMENT
EX-12: COMPUTATION OF RATIOS OF EARNINGS TO FIXED CHARGES
EX-31: CERTIFICATIONS
EX-32: CERTIFICATIONS

American International Group, Inc. and Subsidiaries

Part I – FINANCIAL INFORMATION
ITEM 1. Financial Statements (unaudited)

CONSOLIDATED BALANCE SHEET

(in millions) (unaudited)

	September 30,	December 31,
	2008	2007

Assets:
Investments and Financial Services assets:

Fixed maturity securities:
Bonds available for sale, at fair value (amortized cost: 2008 – $412,877; 2007 – $393,170)	$394,494	$397,372
Bonds held to maturity, at amortized cost (fair value: 2008 – $0; 2007 – $22,157)	–	21,581
Bond trading securities, at fair value	7,552	9,982

Equity securities:
Common stocks available for sale, at fair value (cost: 2008 – $11,317; 2007 – $12,588)	11,459	17,900
Common and preferred stocks trading, at fair value	20,674	21,376
Preferred stocks available for sale, at fair value (cost: 2008 – $1,590; 2007 – $2,600)	1,464	2,370
Mortgage and other loans receivable, net of allowance (2008 – $90; 2007 – $77) (held for sale: 2008 – $26; 2007 – $377) (amount measured at fair value: 2008 – $328)	33,724	33,727

Financial Services assets:
Flight equipment primarily under operating leases, net of accumulated depreciation (2008 – $11,812; 2007 – $10,499)	43,561	41,984
Securities available for sale, at fair value (cost: 2008 – $2,568; 2007 – $40,157)	2,326	40,305
Trading securities, at fair value	36,136	4,197
Spot commodities, at fair value	34	238
Unrealized gain on swaps, options and forward transactions, at fair value	10,034	12,318
Trade receivables	4,617	672
Securities purchased under agreements to resell, at fair value in 2008	12,100	20,950
Finance receivables, net of allowance (2008 – $1,290; 2007 – $878) (held for sale: 2008 – $26; 2007 – $233)	32,590	31,234
Securities lending invested collateral, at fair value (cost: 2008 – $41,336; 2007 – $80,641)	41,511	75,662
Other invested assets (amount measured at fair value: 2008 – $21,528; 2007 – $20,827)	58,723	58,823
Short-term investments (amount measured at fair value: 2008 – $22,590)	52,484	51,351

Total Investments and Financial Services assets	763,483	842,042

Cash	18,570	2,284
Investment income due and accrued	7,008	6,587
Premiums and insurance balances receivable, net of allowance (2008 – $582; 2007 – $662)	19,106	18,395
Reinsurance assets, net of allowance (2008 – $471; 2007 – $520)	23,943	23,103
Current and deferred income taxes	14,833	–
Deferred policy acquisition costs	48,182	43,914
Investments in partially owned companies	591	654
Real estate and other fixed assets, net of accumulated depreciation (2008 – $5,814; 2007 – $5,446)	5,730	5,518
Separate and variable accounts, at fair value	65,472	78,684
Goodwill	10,334	9,414
Other assets, including prepaid commitment asset of $24,204 in 2008 (amount measured at fair value: 2008 – $1,623; 2007 – $4,152)	44,985	17,766

Total assets	$1,022,237	$1,048,361

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEET (continued)

(in millions, except share data) (unaudited)

	September 30,	December 31,
	2008	2007

Liabilities:
Reserve for losses and loss expenses	$90,877	$85,500
Unearned premiums	28,448	27,703
Future policy benefits for life and accident and health insurance contracts	146,802	136,387
Policyholders’ contract deposits (amount measured at fair value: 2008 – $4,282; 2007 – $295)	259,792	258,459
Other policyholders’ funds	13,940	12,599
Commissions, expenses and taxes payable	5,577	6,310
Insurance balances payable	5,428	4,878
Funds held by companies under reinsurance treaties	2,462	2,501
Current and deferred income taxes	–	3,823
Financial Services liabilities:
Securities sold under agreements to repurchase (amount measured at fair value: 2008 – $7,193)	8,407	8,331
Trade payables	3,094	6,445
Securities and spot commodities sold but not yet purchased, at fair value	2,566	4,709
Unrealized loss on swaps, options and forward transactions, at fair value	6,325	14,817
Trust deposits and deposits due to banks and other depositors (amount measured at fair value: 2008 – $215)	5,946	4,903
Commercial paper and extendible commercial notes	5,600	13,114
Federal Reserve Bank of New York credit facility	62,960	–
Other long-term borrowings (amount measured at fair value: 2008 – $39,149)	155,990	162,935
Separate and variable accounts	65,472	78,684
Securities lending payable	42,800	81,965
Minority interest	11,713	10,422
Other liabilities (amount measured at fair value: 2008 – $3,389; 2007 – $3,262)	26,756	27,975

Total liabilities	950,955	952,460

Preferred shareholders’ equity in subsidiary companies	100	100

Commitments, contingencies and guarantees (See Note 7)
Shareholders’ equity:
Common stock, $2.50 par value; 5,000,000,000 shares authorized; shares issued 2008 – 2,948,038,001; 2007 – 2,751,327,476	7,370	6,878
Additional paid-in capital	32,501	2,848
Payments advanced to purchase shares	–	(912)
Retained earnings	49,291	89,029
Accumulated other comprehensive income (loss)	(9,480)	4,643
Treasury stock, at cost; 2008 – 258,123,304; 2007 – 221,743,421 shares of common stock	(8,500)	(6,685)

Total shareholders’ equity	71,182	95,801

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$1,022,237	$1,048,361

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF INCOME (LOSS)

(in millions, except per share data) (unaudited)

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues:
Premiums and other considerations	$21,082	$19,733	$63,489	$58,908
Net investment income	2,946	6,172	14,628	21,149
Net realized capital losses	(18,312)	(864)	(30,482)	(962)
Unrealized market valuation losses on AIGFP super senior credit default swap portfolio	(7,054)	(352)	(21,726)	(352)
Other income	2,236	5,147	8,953	12,888

Total revenues	898	29,836	34,862	91,631

Benefits and expenses:
Incurred policy losses and benefits	17,189	15,595	51,521	47,962
Policy acquisition and other insurance expenses	6,919	5,357	18,560	15,508
Interest expense	2,297	1,232	4,902	3,425
Other expenses	2,678	2,773	8,084	7,357

Total benefits and expenses	29,083	24,957	83,067	74,252

Income (loss) before income taxes (benefits) and minority interest	(28,185)	4,879	(48,205)	17,379
Income taxes (benefits)	(3,480)	1,463	(10,374)	4,868

Income (loss) before minority interest	(24,705)	3,416	(37,831)	12,511

Minority interest	237	(331)	201	(1,019)

Net income (loss)	$(24,468)	$3,085	$(37,630)	$11,492

Earnings (loss) per common share:
Basic	$(9.05)	$1.20	$(14.40)	$4.43
Diluted	$(9.05)	$1.19	$(14.40)	$4.40

Dividends declared per common share	$--	$0.200	$0.420	$0.565

Weighted average shares outstanding:
Basic	2,703	2,576	2,613	2,596
Diluted	2,703	2,589	2,613	2,609

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Nine Months Ended September 30, 2008
(in millions, except share and per share data) (unaudited)	Amounts	Shares

Common stock:
Balance, beginning of period	$6,878	2,751,327,476
Issuances	492	196,710,525

Balance, end of period	7,370	2,948,038,001

Additional paid-in capital:
Balance, beginning of period	2,848
Excess of proceeds over par value of common stock issued	6,851
Present value of future contract adjustment payments related to issuance of equity units	(431)
Consideration received for preferred stock not yet issued	23,000
Excess of cost over proceeds of common stock issued under stock plans	(80)
Other	313

Balance, end of period	32,501

Payments advanced to purchase shares:
Balance, beginning of period	(912)
Payments advanced	(1,000)
Shares purchased	1,912

Balance, end of period	–

Retained earnings:
Balance, beginning of period	89,029
Cumulative effect of accounting changes, net of tax	(1,003)

Adjusted balance, beginning of period	88,026
Net loss	(37,630)
Dividends to common shareholders ($0.42 per share)	(1,105)

Balance, end of period	49,291

Accumulated other comprehensive income (loss):
Unrealized appreciation (depreciation) of investments, net of tax:
Balance, beginning of period	4,375
Cumulative effect of accounting changes, net of tax	(105)

Adjusted balance, beginning of period	4,270
Unrealized appreciation (depreciation) on investments, net of reclassification adjustments	(20,874)
Deferred income tax benefit	7,491

Balance, end of period	(9,113)

Foreign currency translation adjustments, net of tax:
Balance, beginning of period	880
Translation adjustment	(275)
Deferred income tax expense	(304)

Balance, end of period	301

Net derivative gains (losses) arising from cash flow hedging activities, net of tax:
Balance, beginning of period	(87)
Net deferred gains on cash flow hedges, net of reclassification adjustments	2
Deferred income tax expense	(1)

Balance, end of period	(86)

Retirement plan liabilities adjustment, net of tax:
Balance, beginning of period	(525)
Net actuarial loss	(47)
Prior service credit	(9)
Deferred income tax expense	(1)

Balance, end of period	(582)

Accumulated other comprehensive income (loss), end of period	(9,480)

Treasury stock, at cost:
Balance, beginning of period	(6,685)	(221,743,421)
Shares acquired	(1,912)	(37,927,125)
Issued under stock plans	24	1,545,316
Other	73	1,926

Balance, end of period	(8,500)	(258,123,304)

Total shareholders’ equity, end of period	$71,182

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions) (unaudited)

	Nine Months
	Ended September 30,
	2008	2007

Summary:
Net cash provided by (used in) operating activities	$2,182	$27,549
Net cash provided by (used in) investing activities	(7,460)	(65,862)
Net cash provided by (used in) financing activities	21,559	38,964
Effect of exchange rate changes on cash	5	8

Change in cash	16,286	659
Cash at beginning of period	2,284	1,590

Cash at end of period	$18,570	$2,249

Cash flows from operating activities:
Net income (loss)	$(37,630)	$11,492

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in income (loss):
Unrealized market valuation losses on AIGFP super senior credit default swap portfolio	$21,726	$352
Net (gains) losses on sales of securities available for sale and other assets	2	(1,110)
Foreign exchange transaction (gains) losses	(1,409)	1,214
Net unrealized (gains) losses on non-AIGFP derivatives and other assets and liabilities	5,779	(103)
Equity in (income) loss of partially owned companies and other invested assets	2,000	(3,336)
Amortization of deferred policy acquisition costs	10,645	9,115
Depreciation and other amortization	2,727	2,984
Provision for mortgage, other loans and finance receivables	955	391
Other-than-temporary impairments	32,246	1,413
Impairments of goodwill and other assets	632	–
Amortization of costs related to Federal Reserve Bank of New York credit facility	802	–
Changes in operating assets and liabilities:
General and life insurance reserves	14,834	12,127
Premiums and insurance balances receivable and payable – net	(396)	515
Reinsurance assets	(863)	561
Capitalization of deferred policy acquisition costs	(12,710)	(11,684)
Investment income due and accrued	(398)	(538)
Funds held under reinsurance treaties	(49)	(166)
Other policyholders’ funds	1,206	746
Income taxes receivable and payable – net	(10,935)	707
Commissions, expenses and taxes payable	155	1,110
Other assets and liabilities – net	(1,084)	1,674
Trade receivables and payables – net	(7,297)	(2,546)
Trading securities	1,729	2,002
Spot commodities	204	105
Net unrealized (gain) loss on swaps, options and forward transactions (net of collateral)	(28,191)	1,707
Securities purchased under agreements to resell	8,831	(6,898)
Securities sold under agreements to repurchase	41	3,686
Securities and spot commodities sold but not yet purchased	(2,154)	660
Finance receivables and other loans held for sale – originations and purchases	(346)	(4,735)
Sales of finance receivables and other loans – held for sale	545	5,119
Other, net	585	985

Total adjustments	39,812	16,057

Net cash provided by operating activities	$2,182	$27,549

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF CASH FLOWS (continued)

(in millions) (unaudited)

	Nine Months
	Ended September 30,
	2008	2007

Cash flows from investing activities:
Proceeds from (payments for)
Sales and maturities of fixed maturity securities available for sale and hybrid investments	$65,584	$96,737
Sales of equity securities available for sale	8,117	6,700
Proceeds from fixed maturity securities held to maturity	126	175
Sales of trading securities	19,348	–
Sales of flight equipment	430	95
Sales or distributions of other invested assets	11,840	9,298
Payments received on mortgage and other loans receivable	4,809	4,170
Principal payments received on finance receivables held for investment	9,731	9,554
Purchases of fixed maturity securities available for sale and hybrid investments	(75,938)	(108,879)
Purchases of equity securities available for sale	(7,701)	(8,438)
Purchases of fixed maturity securities held to maturity	(88)	(154)
Purchases of trading securities	(20,488)	–
Purchases of flight equipment (including progress payments)	(3,200)	(3,925)
Purchases of other invested assets	(16,030)	(20,677)
Mortgage and other loans receivable issued	(4,939)	(7,354)
Finance receivables held for investment – originations and purchases	(11,697)	(11,394)
Change in securities lending invested collateral	20,245	(18,723)
Net additions to real estate, fixed assets, and other assets	(1,034)	(1,004)
Net change in short-term investments	(6,116)	(11,764)
Net change in non-AIGFP derivative assets and liabilities	(459)	(279)

Net cash used in investing activities	$(7,460)	$(65,862)

Cash flows from financing activities:
Proceeds from (payments for)
Policyholders’ contract deposits	$46,446	$45,766
Policyholders’ contract withdrawals	(42,381)	(43,574)
Change in other deposits	747	(446)
Change in commercial paper and extendible commercial notes	(7,540)	2,526
Other long-term borrowings issued	111,558	72,039
Federal Reserve Bank of New York credit facility borrowings	61,000	–
Repayments on other long-term borrowings	(114,051)	(49,643)
Change in securities lending payable	(39,127)	18,156
Proceeds from common stock issued	7,343	–
Issuance of treasury stock	9	204
Payments advanced to purchase shares	(1,000)	(5,000)
Cash dividends paid to shareholders	(1,629)	(1,372)
Acquisition of treasury stock	–	(16)
Other, net	184	324

Net cash provided by financing activities	$21,559	$38,964

Supplementary disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$4,953	$6,190
Taxes	$562	$4,044
Non-cash financing activities:
Consideration received for preferred stock not yet issued	$23,000	–
Interest credited to policyholder accounts included in financing activities	$5,737	$7,553
Treasury stock acquired using payments advanced to purchase shares	$1,912	$3,725
Present value of future contract adjustment payments related to issuance of equity units	$431	$–
Non-cash investing activities:
Debt assumed on acquisitions and warehoused investments	$153	$358
Liability related to purchase of additional interest in 21st Century	$–	$759

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(in millions) (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net income (loss)	$(24,468)	$3,085	$(37,630)	$11,492

Other comprehensive income (loss):
Cumulative effect of accounting changes	–	–	(162)	–
Deferred income tax benefit on above changes	–	–	57	–
Unrealized (depreciation) appreciation of investments – net of reclassification adjustments	(6,620)	(3,394)	(20,874)	(4,246)
Deferred income tax benefit on above changes	2,678	941	7,491	1,081
Foreign currency translation adjustments	(1,383)	619	(275)	290
Deferred income tax benefit (expense) on above changes	(180)	(109)	(304)	(74)
Net derivative gains (losses) arising from cash flow hedging activities – net of reclassification adjustments	(9)	(93)	2	(31)
Deferred income tax benefit on above changes	4	34	(1)	39
Change in pension and postretirement unrecognized periodic benefit	(69)	17	(56)	35
Deferred income tax benefit (expense) on above changes	2	(8)	(1)	(10)

Other comprehensive income (loss)	(5,577)	(1,993)	(14,123)	(2,916)

Comprehensive income (loss)	$(30,045)	$1,092	$(51,753)	$8,576

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

Going Concern Considerations

During the third quarter of 2008, requirements to post collateral in connection with AIGFP’s credit default swap (CDS) portfolio and other AIGFP transactions and to fund returns of securities lending collateral placed stress on AIG’s liquidity. AIG’s stock price declined from $22.76 on September 8, 2008 to $4.76 on September 15, 2008. On that date, AIG’s long-term debt ratings were downgraded by Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. (S&P), Moody’s Investors Service (Moody’s) and Fitch Ratings (Fitch), which triggered additional requirements for liquidity. These and other events severely limited AIG’s access to debt and equity markets.

On September 22, 2008, AIG entered into an $85 billion revolving credit agreement (the Fed Credit Agreement) with the Federal Reserve Bank of New York (the NY Fed) and, pursuant to the Fed Credit Agreement, AIG agreed to issue 100,000 shares of Series C Perpetual, Convertible, Participating Preferred Stock (the Series C Preferred Stock) to a trust for the benefit of the United States Treasury (the Trust) (see Notes 4 and 5 to the Consolidated Financial Statements). At September 30, 2008, amounts owed under the facility created pursuant to the Fed Credit Agreement (the Fed Facility) totaled $63 billion, including accrued fees and interest.

Since September 30, 2008, AIG has borrowed additional amounts under the Fed Facility and has announced plans to sell assets and businesses to repay amounts owed in connection with the Fed Credit Agreement. In addition, subsequent to September 30, 2008, certain of AIG’s domestic life insurance subsidiaries entered into an agreement with the NY Fed pursuant to which the NY Fed has borrowed, in return for cash collateral, investment grade fixed maturity securities from the insurance subsidiaries. As described in Note 11 to the Consolidated Financial Statements, AIG announced on November 10, 2008 that it had entered into an agreement in principle as part of the Troubled Asset Relief Program (TARP) pursuant to which the United States Treasury will purchase from AIG $40 billion liquidation preference of newly issued perpetual preferred stock and a 10-year warrant exercisable for shares of AIG common stock equal to 2% of the outstanding shares of common stock, and that the NY Fed and AIG had agreed to amend the Fed Credit Agreement to reduce the interest rate on outstanding borrowings and undrawn amounts, extend the term from two years to five years, reduce the number of shares of common stock of AIG to be issued upon conversion of the Series C Preferred Stock held by the Trust so that the government’s overall interest will not exceed 79.9 percent and revise the total amount available under the Fed Facility. In addition, four AIG affiliates are participating in the NY Fed’s Commercial Paper Funding Facility (CPFF). AIG also has announced its intention to enter into other agreements with the NY Fed to limit AIG’s future liquidity exposures to the multi-sector credit default swap portfolio and securities lending programs.

In assessing AIG’s current financial position and developing operating plans for the future, management has made significant judgments and estimates with respect to the potential financial and liquidity effects of AIG’s risks and uncertainties, including but not limited to:

•  the potential adverse effects on AIG’s businesses that could result if there are further downgrades by rating agencies, including in particular, the uncertainty in estimating, for the super senior credit default swaps, both the number of counterparties who may elect to terminate under contractual termination provisions and the amount that would be required to be paid in the event of a downgrade;

•  the potential for continued declines in bond and equity markets; and

•  the potential effect on AIG if the capital levels of its regulated and unregulated subsidiaries prove inadequate to support current business plans; and

•  the effect on AIG’s businesses of continued compliance with the covenants of the Fed Credit Agreement.

Based on the agreement in principle, management’s plans to stabilize AIG’s businesses and dispose of its non-core assets, and after consideration of the risks and uncertainties to such plans, management believes that it will have adequate liquidity to finance and operate AIG’s businesses, execute its disposition plan and repay its obligations for at least the next twelve months.

It is possible that the actual outcome of one or more of management’s plans could be materially different, or that one

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

1.	Summary of Significant Accounting Policies (continued)

or more of management’s significant judgments or estimates about the potential effects of the risks and uncertainties could prove to be materially incorrect or that the agreements in principle disclosed in Note 11 to the Consolidated Financial Statements (and as discussed below) do not result in completed transactions. If one or more of these possible outcomes were realized, AIG may not have sufficient cash to meet its obligations. If AIG needs funds in excess of amounts available from the sources described below, AIG would need to find additional financing and, if such additional financing were to be unavailable, there could exist substantial doubt about AIG’s ability to continue as a going concern.

AIG’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets nor relating to the amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern.

Investment Pricing

Certain of AIG’s foreign subsidiaries included in the consolidated financial statements report on a fiscal period ended August 31. The effect on AIG’s consolidated financial condition and results of operations of all material events occurring between August 31 and September 30 for all periods presented has been recorded. AIG determined the significant and rapid world-wide market decline in September 2008 to be an intervening event that had a material effect on its consolidated financial position and results of operations. AIG reflected this recent market decline throughout its investment portfolio. Accordingly, AIG recorded $1.3 billion ($845 million after tax) of hedge and mutual fund investment losses in net investment income, $1.1 billion ($910 million after tax) of other than temporary impairment charges, and $5.4 billion ($3.2 billion after tax) of unrealized depreciation on investments.

Revisions and Reclassifications

During the third quarter of 2008, AIG began reporting interest expense and other expenses separately on the consolidated statement of income (loss). Interest expense represents interest expense on short-term and long-term borrowings. Other expenses represent all other expenses not separately disclosed on the consolidated statement of income (loss). Prior period amounts were revised to conform to the current period presentation.

In the second quarter of 2008, AIG determined that certain accident and health contracts in its Foreign General Insurance reporting unit, which were previously accounted for as short duration contracts, should be treated as long duration insurance products. Accordingly, the December 31, 2007 consolidated balance sheet has been revised to reflect the reclassification of $763 million of deferred direct response advertising costs, previously reported in other assets, to deferred policy acquisition costs (DAC). Additionally, $320 million has been reclassified in the consolidated balance sheet as of December 31, 2007 from unearned premiums to future policy benefits for life and accident and health insurance contracts. These revisions did not have a material effect on AIG’s consolidated income before income taxes, net income, or shareholders’ equity for any period presented.

See Recent Accounting Standards — Accounting Changes below for a discussion of AIG’s adoption of the Financial Accounting Standards Board (FASB) Staff Position (FSP) FASB Interpretation No. (FIN) 39-1, “Amendment of FASB Interpretation No. 39” (FSP FIN 39-1).

Certain other reclassifications and format changes have been made to prior period amounts to conform to the current period presentation.

Fixed Maturity Securities, Held to Maturity — Change in Intent

During the third quarter of 2008, AIG transferred all securities previously classified as held to maturity to available for sale. As a result of the continuing disruption in the credit markets during the third quarter of 2008, AIG changed its intent to hold to maturity certain tax-exempt municipal securities held by its insurance subsidiaries, which comprised substantially all of AIG’s held to maturity securities. This change in intent resulted from a change in certain subsidiaries’ investment strategies to increase their allocations to taxable securities, reflecting AIG’s net operating loss position. As of September 30, 2008, the securities had a carrying value of $20.8 billion and a net unrealized loss of $752 million. No securities previously classified as held to maturity were sold during the third quarter.

Recent Accounting Standards

Accounting Changes

FAS 157

In September 2006, the FASB issued Statement of Financial Accounting Standards (FAS) No. 157, “Fair Value Measurements” (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurements but does not change existing guidance about whether an asset or liability is

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

1.	Summary of Significant Accounting Policies (continued)

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

The most significant effect of adopting FAS 157 on AIG’s consolidated results of operations for the three- and nine-month periods ended September 30, 2008 related to changes in fair value methodologies with respect to both liabilities already carried at fair value, primarily hybrid notes and derivatives, and newly elected liabilities measured at fair value (see FAS 159 discussion below). Specifically, the incorporation of AIG’s own credit spreads and the incorporation of explicit risk margins (embedded policy derivatives at transition only) resulted in a increase in pre-tax income of $2.4 billion ($1.5 billion after tax) and an increase in pre-tax income of $5.0 billion ($3.2 billion after tax) for the three- and nine-month periods ended September 30, 2008, respectively. The effects of the changes in AIG’s own credit spreads on pre-tax income for AIG Financial Products Corp. and AIG Trading Group Inc. and their respective subsidiaries (AIGFP) were increases of $1.3 billion and $3.8 billion for the three- and nine-month periods ended September 30, 2008, respectively. The effect of the changes in counterparty credit spreads for assets measured at fair value at AIGFP were decreases in pre-tax income of $2.3 billion and $5.3 billion for the three- and nine-month periods ended September 30, 2008, respectively.

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

AIG adopted FAS 159 on January 1, 2008, its required effective date. The adoption of FAS 159 with respect to elections made in the Life Insurance & Retirement Services segment resulted in an after-tax decrease to 2008 opening retained earnings of $559 million. The adoption of FAS 159 with respect to elections made by AIGFP resulted in an after-tax decrease to 2008 opening retained earnings of $448 million. Included in this amount are net unrealized gains of $105 million that were reclassified to retained earnings from accumulated other comprehensive income (loss) related to available for sale securities recorded in the consolidated balance sheet at January 1, 2008 for which the fair value option was elected.

See Note 3 to the Consolidated Financial Statements for additional FAS 159 disclosures.

FAS 157 and FAS 159

The following table summarizes the after-tax increase (decrease) from adopting FAS 157 and FAS 159 on the opening shareholders’ equity accounts at January 1, 2008:

	At January 1, 2008
	Accumulated		Cumulative
	Other		Effect of
	Comprehensive	Retained	Accounting
(in millions)	Income/(Loss)	Earnings	Changes

FAS 157	$–	$4	$4
FAS 159	(105)	(1,007)	(1,112)

Cumulative effect of accounting changes	$(105)	$(1,003)	$(1,108)

FSP FIN 39-1

In April 2007, the FASB issued FSP FIN 39-1, which modifies FASB Interpretation (FIN) No. 39, “Offsetting of Amounts Related to Certain Contracts,” and permits companies to offset cash collateral receivables or payables against derivative instruments under certain circumstances. AIG adopted the provisions of FSP FIN 39-1 effective January 1, 2008, which

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

1.	Summary of Significant Accounting Policies (continued)

requires retrospective application to all prior periods presented. At September 30, 2008, the amounts of cash collateral received and posted that were offset against net derivative positions totaled $6.5 billion and $33.1 billion, respectively. The cash collateral received and paid related to AIGFP derivative instruments was previously recorded in both trade payables and trade receivables. Cash collateral received related to non-AIGFP derivative instruments was previously recorded in other liabilities. Accordingly, the derivative assets and liabilities at December 31, 2007 have been reduced by $6.3 billion and $5.8 billion, respectively, related to the netting of cash collateral.

FSP FAS 157-3

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP FAS 157-3). FSP FAS 157-3 provides guidance clarifying certain aspects of FAS 157 with respect to the fair value measurements of a security when the market for that security is inactive. AIG adopted this guidance in the third quarter of 2008. The effects of adopting FSP FAS 157-3 on AIG’s consolidated financial condition and results of operations were not material.

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

FAS 161

In March 2008, the FASB issued FAS 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (FAS 161). FAS 161 requires enhanced disclosures about (a) how and why AIG uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133), and its related interpretations, and (c) how derivative instruments and related hedged items affect AIG’s consolidated financial condition, results of operations, and cash flows. FAS 161 is effective for AIG beginning with financial statements issued in the first quarter of 2009. Because FAS 161 only requires additional disclosures about derivatives, it will have no effect on AIG’s consolidated financial condition, results of operations or cash flows.

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

FSP FAS 140-3

In February 2008, the FASB issued FSP No. FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

1.	Summary of Significant Accounting Policies (continued)

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

FSP FAS 133-1 and FIN 45-4

In September 2008, the FASB issued FASB Staff Position No. FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An amendment of FASB Statement No. 133 and FASB Interpretation No. 45” (FSP). The FSP amends FAS 133 to require additional disclosures by sellers of credit derivatives, including derivatives embedded in a hybrid instrument. The FSP also amends FIN No. 45, “Guarantor’s Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, to require an additional disclosure about the current status of the payment/performance risk of a guarantee. The FSP is effective for AIG beginning with the year-end 2008 financial statements. Because the FSP only requires additional disclosures about credit derivatives and guarantees, it will have no effect on AIG’s consolidated financial condition, results of operations or cash flows.

2.	Segment Information

AIG identifies its operating segments by product line consistent with its management structure. These segments are General Insurance, Life Insurance & Retirement Services, Financial Services, and Asset Management.

AIG’s operations by operating segment were as follows:

	Three Months		Nine Months
Operating Segments	Ended September 30,		Ended September 30,
(in millions)	2008	2007	2008	2007

Total revenues(a):
General Insurance	$10,808	$12,758	$35,854	$38,589
Life Insurance & Retirement Services	(4,642)	12,632	14,271	40,337
Financial Services	(5,851)	2,785	(16,016)	7,109
Asset Management	10	1,519	658	4,969
Other	451	13	531	407
Consolidation and eliminations	122	129	(436)	220

Total	$898	$29,836	$34,862	$91,631

Operating income (loss)(a):
General Insurance	$(2,557)	$2,439	$(393)	$8,511
Life Insurance & Retirement Services	(15,329)	1,999	(19,561)	6,900
Financial Services	(8,203)	669	(22,880)	1,008
Asset Management	(1,144)	121	(2,709)	1,806
Other(b)	(1,416)	(627)	(2,899)	(1,557)
Consolidation and eliminations	464	278	237	711

Total	$(28,185)	$4,879	$(48,205)	$17,379

(a)	To better align financial reporting with the manner in which AIG’s chief operating decision maker manages the business, beginning in the third quarter of 2008, AIG’s own credit risk valuation adjustments on intercompany transactions are excluded from segment revenues and operating income.
(b)	Includes AIG parent and other operations that are not required to be reported separately. The following table presents the operating loss for AIG’s Other category:

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

2.	Segment Information (continued)

	Three Months		Nine Months
Other	Ended September 30,		Ended September 30,
(in millions)	2008	2007	2008	2007

Operating income (loss):
Equity earnings in partially owned companies	$(13)	$37	$3	$128
Interest expense on Fed Facility	(802)	–	(802)	–
Other interest expense	(571)	(315)	(1,391)	(869)
Unallocated corporate expenses	(154)	(166)	(529)	(548)
Net realized capital gains (losses)	139	(199)	(96)	(226)
Other miscellaneous, net	(15)	16	(84)	(42)

Total Other	$(1,416)	$(627)	$(2,899)	$(1,557)

AIG’s General Insurance operations by major internal reporting unit were as follows:

	Three Months		Nine Months
General Insurance	Ended September 30,		Ended September 30,
(in millions)	2008	2007	2008	2007

Total revenues:
Commercial Insurance	$5,105	$6,736	$17,029	$20,731
Transatlantic	961	1,088	3,183	3,253
Personal Lines	1,207	1,252	3,718	3,688
Mortgage Guaranty	300	267	911	772
Foreign General Insurance	3,224	3,413	10,991	10,150
Reclassifications and eliminations	11	2	22	(5)

Total	$10,808	$12,758	$35,854	$38,589

Operating income (loss):
Commercial Insurance	$(1,109)	$1,829	$57	$5,662
Transatlantic	(155)	189	148	508
Personal Lines	23	28	47	252
Mortgage Guaranty	(1,118)	(216)	(1,990)	(289)
Foreign General Insurance	(209)	607	1,323	2,383
Reclassifications and eliminations	11	2	22	(5)

Total	$(2,557)	$2,439	$(393)	$8,511

AIG’s Life Insurance & Retirement Services operations by major internal reporting unit were as follows:

	Three Months		Nine Months
Life Insurance & Retirement Services	Ended September 30,		Ended September 30,
(in millions)	2008	2007	2008	2007

Total revenues:
Foreign:
Japan and Other	$2,566	$4,315	$11,831	$13,948
Asia	1,812	4,695	10,664	14,205
Domestic:
Domestic Life Insurance	(1,704)	2,185	813	7,065
Domestic Retirement Services	(7,316)	1,437	(9,037)	5,119

Total	$(4,642)	$12,632	$14,271	$40,337

Operating income (loss):
Foreign:
Japan and Other	$(1,074)	$1,030	$(14)	$2,753
Asia	(1,419)	706	(971)	1,921
Domestic:
Domestic Life Insurance	(3,911)	61	(5,786)	774
Domestic Retirement Services	(8,925)	202	(12,790)	1,452

Total	$(15,329)	$1,999	$(19,561)	$6,900

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

2.	Segment Information (continued)

AIG’s Financial Services operations by major internal reporting unit were as follows:

	Three Months		Nine Months
Financial Services	Ended September 30,		Ended September 30,
(in millions)	2008	2007	2008	2007

Total revenues:
Aircraft Leasing	$1,367	$1,237	$3,830	$3,468
Capital Markets	(8,337)	540	(23,168)	701
Consumer Finance	1,029	940	2,988	2,696
Other, including intercompany adjustments	90	68	334	244

Total	$(5,851)	$2,785	$(16,016)	$7,109

Operating income (loss):
Aircraft Leasing	$366	$254	$921	$625
Capital Markets	(8,073)	370	(23,284)	183
Consumer Finance	(474)	69	(559)	180
Other, including intercompany adjustments	(22)	(24)	42	20

Total	$(8,203)	$669	$(22,880)	$1,008

AIG’s Asset Management operations consist of a single internal reporting unit.

3.	Fair Value Measurements

Effective January 1, 2008 AIG adopted FAS 157 and FAS 159, which specify measurement and disclosure standards related to assets and liabilities measured at fair value. See Note 1 to the Consolidated Financial Statements for additional information.

The most significant effect of adopting FAS 157 on AIG’s results of operations for the three- and nine-month periods ended September 30, 2008 related to changes in fair value methodologies with respect to both liabilities already carried at fair value, primarily hybrid notes and derivatives, and newly elected liabilities measured at fair value (see FAS 159 discussion below). Specifically, the incorporation of AIG’s own credit spreads and the incorporation of explicit risk margins (embedded policy derivatives at transition only) resulted in a increase of $2.4 billion to pre-tax income ($1.5 billion after tax) and an increase of $5.0 billion to pre-tax income ($3.2 billion after tax) for the three- and nine-month periods ended September 30, 2008, respectively, as follows:

	Net Pre-Tax Increase (Decrease)
	Three Months		Nine Months
	Ended September 30,		Ended September 30,		Liabilities Carried	Business Segment
(in millions)	2008		2008		at Fair Value	Affected

Income statement caption:
Net realized capital losses	$1,074		$1,325		Freestanding derivatives	All segments - excluding AIGFP
	–		(155)		Embedded policy derivatives	Life Insurance & Retirement Services
Unrealized market valuation losses on AIGFP					Super senior credit default	AIGFP
super senior credit default swap portfolio	98		207		swap portfolio
Other income	$1,194	*	$3,621	*	Notes, GIAs, derivatives,	AIGFP
					other liabilities

Net pre-tax increase	$2,366		$4,998

Liabilities already carried at fair value	$2,550		$3,904
Newly elected liabilities measured at fair value (FAS 159 elected)	(184)		1,094

Net pre-tax increase	$2,366		$4,998

*	The effect of changes in AIG’s own credit spreads on pre-tax income for AIGFP was an increase of $1.3 billion and $3.8 billion for the three- and nine-month periods ended September 30, 2008, respectively. The effect of the changes in counterparty credit spreads for assets measured at fair value at AIGFP was a decrease in pre-tax income of $2.3 billion and $5.3 billion for the three- and nine-month periods ended September 30, 2008, respectively.

Fair Value Measurements on a Recurring Basis

AIG measures at fair value on a recurring basis financial instruments in its trading and available for sale securities portfolios, certain mortgage and other loans receivable, certain spot commodities, derivative assets and liabilities, securities purchased (sold) under agreements to resell (repurchase), securities lending invested collateral, non-traded equity investments and certain private limited partnerships and certain hedge funds included in other invested assets, certain short-term investments, separate and variable account assets, certain policyholders’ contract deposits, securities and spot commodities sold but not yet purchased, certain trust deposits and deposits due to banks and other depositors, certain long-term borrowings, and certain hybrid financial instruments included in other liabilities. The fair value of a financial instrument is the amount that would be received on sale of an asset or paid to transfer a liability in an orderly

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

3. Fair Value Measurements (continued)

transaction between market participants at the measurement date.

The degree of judgment used in measuring the fair value of financial instruments generally correlates with the level of pricing observability. Financial instruments with quoted prices in active markets generally have more pricing observability and less judgment is used in measuring fair value. Conversely, financial instruments traded in other-than-active markets or that do not have quoted prices have less observability and are measured at fair value using valuation models or other pricing techniques that require more judgment. An active market is one in which transactions for the asset or liability being valued occur with sufficient frequency and volume to provide pricing information on an ongoing basis. An other-than-active market is one in which there are few transactions, the prices are not current, price quotations vary substantially either over time or among market makers, or in which little information is released publicly for the asset or liability being valued. Pricing observability is affected by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established, the characteristics specific to the transaction and general market conditions.

Incorporation of Credit Risk in Fair Value Measurements

•	AIG’s Own Credit Risk. Fair value measurements for AIGFP’s debt, guaranteed investment agreements (GIAs), and structured note liabilities incorporate AIG’s own credit risk by discounting cash flows at rates that incorporate AIG’s currently observable credit default swap spreads and take into consideration collateral posted by AIG with counterparties at the balance sheet date.

Fair value measurements for freestanding derivatives incorporate AIG’s own credit risk by determining the explicit cost for each counterparty to protect against its net credit exposure to AIG at the balance sheet date by reference to observable AIG credit default swap spreads. A counterparty’s net credit exposure to AIG is determined based on master netting agreements, which take into consideration all derivative positions with AIG, as well as collateral posted by AIG with the counterparty at the balance sheet date.

Fair value measurements for embedded policy derivatives and policyholders’ contract deposits take into consideration that policyholder liabilities are senior in priority to general creditors of AIG and therefore are much less sensitive to changes in AIG credit default swap or cash issuance spreads.

•	Counterparty Credit Risk. Fair value measurements for freestanding derivatives incorporate counterparty credit by determining the explicit cost for AIG to protect against its net credit exposure to each counterparty at the balance sheet date by reference to observable counterparty credit default swap spreads. AIG’s net credit exposure to a counterparty is determined based on master netting agreements, which take into consideration all derivative positions with the counterparty, as well as collateral posted by the counterparty at the balance sheet date.

Fair values for fixed maturity securities based on observable market prices for identical or similar instruments implicitly include the incorporation of counterparty credit risk. Fair values for fixed maturity securities based on internal models incorporate counterparty credit risk by using discount rates that take into consideration cash issuance spreads for similar instruments or other observable information.

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

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

3. Fair Value Measurements (continued)

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

With the adoption of FAS 157 on January 1, 2008, AIG’s own credit risk has been considered and is incorporated into the fair value measurement of its freestanding derivative liabilities.

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

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

3. Fair Value Measurements (continued)

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

AIGFP’s Super Senior Credit Default Swap Portfolio

AIGFP values its credit default swaps written on the most senior (super senior) risk layers of designated pools of debt securities or loans using internal valuation models, third-party prices and market indices. The principal market was determined to be the market in which super senior credit default swaps of this type and size would be transacted, or have been transacted, with the greatest volume or level of activity. AIG has determined that the principal market participants, therefore, would consist of other large financial institutions who participate in sophisticated over-the-counter derivatives markets. The specific valuation methodologies vary based on the nature of the referenced obligations and availability of market prices.

The valuation of the super senior credit derivatives continues to be challenging given the limitation on the availability of market observable information due to the limited trading and lack of price transparency in the structured finance market, particularly during and since the fourth quarter of 2007. These market conditions have increased the reliance on management estimates and judgments in arriving at an estimate of fair value for financial reporting purposes. Further, disparities in the valuation methodologies employed by market participants when assessing illiquid markets have increased the likelihood that the various parties to these instruments may arrive at significantly different estimates as to their fair values.

AIGFP’s valuation methodologies for the super senior credit default swap portfolio have evolved in response to the deteriorating market conditions and the lack of sufficient market observable information. AIG has sought to calibrate the model to available market information and to review the assumptions of the model on a regular basis.

In the case of credit default swaps written to facilitate regulatory capital relief, AIGFP estimates the fair value of these derivatives by considering observable market transactions. The transactions with the most observability are the early terminations of these transactions by counterparties. AIG expects that the majority of these transactions will be terminated within the next 6 to 18 months by AIGFP’s counterparties. AIGFP also considers other market data, to the extent available.

AIGFP uses a modified version of the Binomial Expansion Technique (BET) model to value its credit default swap portfolio written on super senior tranches of multi-sector collateralized debt obligations (CDOs) of asset-backed securities (ABS), including maturity-shortening puts that allow the holders of the securities issued by certain CDOs to treat the securities as short-term eligible 2a-7 investments under the Investment Company Act of 1940 (2a-7 Puts).

The BET model uses the prices for the securities comprising the portfolio of a CDO as an input and converts those prices to credit spreads over current LIBOR-based interest rates. These credit spreads are used to determine implied probabilities of default and expected losses on the underlying securities. This data is then aggregated and used to estimate the expected cash flows of the super senior tranche of the CDO. The most significant assumption used in the BET model is the pricing of the individual securities within the CDO collateral pools. The BET model also uses diversity scores, weighted average lives, recovery rates and discount rates.

Prices for the individual securities held by a CDO are obtained in most cases from the CDO collateral managers, to the extent available. For the quarter ended September 30, 2008, CDO collateral managers provided market prices for approximately 70 percent of the underlying securities. When a price for an individual security is not provided by a CDO collateral manager, AIGFP derives the price through a pricing matrix using prices from CDO collateral managers for similar securities. Matrix pricing is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the relationship of the security to other benchmark quoted securities. Substantially all of the CDO collateral managers who provided prices used dealer prices for all or part of the underlying securities, in some cases supplemented by third party pricing services.

AIGFP also employs a Monte Carlo simulation to assist in quantifying the effect on the valuation of the CDOs of the unique aspects of the CDOs’ structure such as triggers that divert cash flows to the most senior part of the capital structure. The Monte Carlo simulation is used to determine whether an underlying security defaults in a given simulation scenario and, if it does, the security’s implied random default time and expected loss. This information is used to project cash flow streams and to determine the expected losses of the portfolio.

In addition to calculating an estimate of the fair value of the super senior CDO security referenced in the credit default swaps using its internal model, AIGFP also considers the price estimates for the super senior CDO securities provided by

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

3. Fair Value Measurements (continued)

third parties, including counterparties to these transactions, to validate the results of the model and to determine the best available estimate of fair value. In determining the fair value of the super senior CDO security referenced in the credit default swaps, AIGFP uses a consistent process which considers all available pricing data points and eliminates the use of outlying data points. When pricing data points are within a reasonable range an averaging technique is applied.

In the case of credit default swaps written on portfolios of investment-grade corporate debt, AIGFP estimates the fair value of its obligations by comparing the contractual premium of each contract to the current market levels of the senior tranches of comparable credit indices, the iTraxx index for European corporate issuances and the CDX index for U.S. corporate issuances. These indices are considered to be reasonable proxies for the referenced portfolios. In addition, AIGFP compares these valuations to third party prices and makes adjustments as necessary to arrive at the best available estimate of fair value.

AIGFP estimates the fair value of its obligations resulting from credit default swaps written on collateralized loan obligations to be equivalent to the par value less the current market value of the referenced obligation. Accordingly, the value is determined by obtaining third-party quotes on the underlying super senior tranches referenced under the credit default swap contract.

Policyholders’ Contract Deposits

Policyholders’ contract deposits accounted for at fair value beginning January 1, 2008 are measured using an income approach by taking into consideration the following factors:

•	Current policyholder account values and related surrender charges;

•	The present value of estimated future cash inflows (policy fees) and outflows (benefits and maintenance expenses) associated with the product using risk neutral valuations, incorporating expectations about policyholder behavior, market returns and other factors; and

•	A risk margin that market participants would require for a market return and the uncertainty inherent in the model inputs.

The change in fair value of these policyholders’ contract deposits is recorded as incurred policy losses and benefits in the consolidated statement of income (loss).

Fair Value Measurements on a Non-Recurring Basis

AIG also measures the fair value of certain assets on a non-recurring basis, generally quarterly, annually, or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. These assets include held to maturity securities (in periods prior to the third quarter of 2008), cost and equity-method investments, life settlement contracts, flight equipment, collateral securing foreclosed loans and real estate and other fixed assets, goodwill, and other intangible assets. AIG uses a variety of techniques to measure the fair value of these assets when appropriate, as described below:

•	Held to Maturity Securities, Cost and Equity-Method Investments: When AIG determines that the carrying value of these assets may not be recoverable, AIG records the assets at fair value with the loss recognized in income. In such cases, AIG measures the fair value of these assets using the techniques discussed above for fixed maturities and equity securities. During the third quarter of 2008, AIG transferred all securities previously classified as held to maturity to the available for sale category (see Note 1 for further discussion).

•	Life Settlement Contracts: AIG measures the fair value of individual life settlement contracts (which are included in other invested assets) whenever the carrying value plus the undiscounted future costs that are expected to be incurred to keep the life settlement contract in force exceed the expected proceeds from the contract. In those situations, the fair value is determined on a discounted cash flow basis, incorporating current life expectancy assumptions. The discount rate incorporates current information about market interest rates, the credit exposure to the insurance company that issued the life settlement contract and AIG’s estimate of the risk margin an investor in the contracts would require.

•	Flight Equipment Primarily Under Operating Leases: When AIG determines the carrying value of its commercial aircraft may not be recoverable, AIG records the aircraft at fair value with the loss recognized in income. AIG measures the fair value of its commercial aircraft using an income approach based on the present value of all cash flows from existing and projected lease payments (based on historical experience and current expectations regarding market participants) including net contingent rentals for the period extending to the end of the aircraft’s economic life in its highest and best use configuration, plus its disposition value.

•	Collateral Securing Foreclosed Loans and Real Estate and Other Fixed Assets: When AIG takes collateral in connection with foreclosed loans, AIG generally bases its estimate

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

3. Fair Value Measurements (continued)

of fair value on the price that would be received in a current transaction to sell the asset by itself.

•	Goodwill: AIG tests goodwill for impairment whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable, but at least annually. When AIG determines goodwill may be impaired, AIG uses techniques that consider market-based earnings multiples of the unit’s peer companies or discounted cash flow techniques based on the price that could be received in a current transaction to sell the asset assuming the asset would be used with other assets as a group (in-use premise). See Fair Value Measured on a Non-Recurring Basis below for additional information.

•	Intangible Assets: AIG tests its intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an intangible asset may not be recoverable. AIG measures the fair value of intangible assets based on an in-use premise that considers the same factors used to estimate the fair value of its real estate and other fixed assets under an in-use premise discussed above.

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

Fair Value Hierarchy

Beginning January 1, 2008, assets and liabilities recorded at fair value in the consolidated balance sheet are measured and classified in a hierarchy for disclosure purposes consisting of three “levels” based on the observability of inputs available in the marketplace used to measure the fair values as discussed below:

•	Level 1: Fair value measurements that are quoted prices (unadjusted) in active markets that AIG has the ability to access for identical assets or liabilities. Market price data generally is obtained from exchange or dealer markets. AIG does not adjust the quoted price for such instruments. Assets and liabilities measured at fair value on a recurring basis and classified as Level 1 include certain government and agency securities, actively traded listed common stocks and derivative contracts, most separate account assets and most mutual funds.

•	Level 2: Fair value measurements based on inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Assets and liabilities measured at fair value on a recurring basis and classified as Level 2 generally include certain government securities, most investment-grade and high-yield corporate bonds, certain ABS, certain listed equities, state, municipal and provincial obligations, hybrid securities, mutual fund and hedge fund investments, derivative contracts, GIAs at AIGFP and physical commodities.

•	Level 3: Fair value measurements based on valuation techniques that use significant inputs that are unobservable. These measurements include circumstances in which there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety. AIG’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment. In making the assessment, AIG considers factors specific to the asset or liability. Assets and liabilities measured at fair value on a recurring basis and classified as Level 3 include certain distressed ABS, structured credit products, certain derivative contracts (including AIGFP’s super senior credit default swap portfolio), policyholders’ contract deposits carried at fair value, private equity and real estate fund investments, and direct private equity investments. AIG’s non-financial-instrument assets that are measured at fair value on a non-recurring basis generally are classified as Level 3.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

3. Fair Value Measurements (continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents information about assets and liabilities measured at fair value on a recurring basis at September 30, 2008, and indicates the level of the fair value measurement based on the levels of the inputs used:

					Total
				Counterparty	September 30,
(in millions)	Level 1	Level 2	Level 3	Netting(a)	2008

Assets:
Bonds available for sale	$891	$375,021	$18,582	$–	$394,494
Bond trading securities	–	7,355	197	–	7,552
Common stocks available for sale	11,113	271	75	–	11,459
Common and preferred stocks trading	19,751	922	1	–	20,674
Preferred stocks available for sale	1	1,393	70	–	1,464
Mortgage and other loans receivable	–	324	4	–	328
Financial Services assets:
Securities available for sale	1	762	1,563	–	2,326
Trading securities	1,388	28,710	6,038	–	36,136
Spot commodities	–	34	–	–	34
Unrealized gain on swaps, options and forward transactions	–	54,108	3,307	(47,381)	10,034
Securities purchased under agreements to resell	–	12,100	–	–	12,100
Securities lending invested collateral(b)	–	23,648	12,173	–	35,821
Other invested assets(c)	2,334	7,406	11,788	–	21,528
Short-term investments	4,320	18,201	69	–	22,590
Separate and variable accounts	61,405	2,953	1,114	–	65,472
Other assets	110	3,057	354	(1,898)	1,623

Total	$101,314	$536,265	$55,335	$(49,279)	$643,635

Liabilities:
Policyholders’ contract deposits	$–	$–	$4,282	$–	$4,282
Other policyholders’ funds
Financial Services liabilities:
Securities sold under agreements to repurchase	–	7,143	50	–	7,193
Securities and spot commodities sold but not yet purchased	715	1,851	–	–	2,566
Unrealized loss on swaps, options and forward transactions(d)	–	47,066	34,949	(75,690)	6,325
Trust deposits and deposits due to banks and other depositors	–	215	–	–	215
Other long-term borrowings	–	38,347	802	–	39,149
Other liabilities	7	3,501	60	(179)	3,389

Total	$722	$98,123	$40,143	$(75,869)	$63,119

(a)	Represents netting of derivative exposures covered by a qualifying master netting agreement in accordance with FIN 39 of $42.8 billion, offset by cash collateral posted and received by AIG of $33.1 billion and $6.5 billion, respectively.

(b)	Amounts exclude short-term investments that are carried at cost, which approximates fair value of $5.7 billion.

(c)	Approximately 11 percent of the fair value of the assets recorded as Level 3 relates to various private equity, real estate, hedge fund and fund-of-funds investments. AIG’s ownership in these funds represented 27 percent, or $1.7 billion of the Level 3 amount.

(d)	Included in Level 3 is the fair value derivative liability of $32.3 billion on AIGFP super senior credit default swap portfolio.

At September 30, 2008, Level 3 assets were 5.4 percent of total assets, and Level 3 liabilities were 4.2 percent of total liabilities.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

3. Fair Value Measurements (continued)

The following tables present changes during the three- and nine-month periods ended September 30, 2008 in Level 3 assets and liabilities measured at fair value on a recurring basis, and the realized and unrealized gains (losses) recorded in income during the three- and nine-month periods ended September 30, 2008 related to the Level 3 assets and liabilities that remained in the consolidated balance sheet at September 30, 2008:

							Changes in
		Net					Unrealized Gains
		Realized and					(Losses) on
		Unrealized	Accumulated	Purchases,			Instruments
	Balance	Gains (Losses)	Other	Sales,		Balance at	Held at
	Beginning of	Included	Comprehensive	Issuances and	Transfers	September 30,	September 30,
(in millions)	Period(a)	in Income(b)	Income (Loss)	Settlements-net	In (Out)	2008	2008

Three Months Ended September 30, 2008:
Assets:
Bonds available for sale	$18,480	$(696)	$(255)	$(646)	$1,699	$18,582	$–
Bond trading securities	195	(11)	(2)	20	(5)	197	(6)
Common stocks available for sale	227	1	1	(196)	42	75	–
Common and preferred stocks trading	5	–	(3)	5	(6)	1	–
Preferred stocks available for sale	258	(7)	(50)	(9)	(122)	70	–
Mortgage and other loans receivable	4	–	–	–	–	4	–
Financial Services assets:
Securities available for sale	372	(3)	(180)	1,341	33	1,563	–
Trading securities	3,680	(1,510)	–	3,865	3	6,038	(919)
Securities lending invested collateral	8,489	(2,091)	829	(706)	5,652	12,173	–
Other invested assets	11,868	77	(126)	131	(162)	11,788	293
Short-term investments	–	–	–	69	–	69	–
Separate and variable accounts	1,178	(75)	–	11	–	1,114	(75)
Other assets	334	(4)	–	13	–	343	(4)

Total	$45,090	$(4,319)	$214	$3,898	$7,134	$52,017	$(711)

Liabilities:
Policyholders’ contract deposits	$(4,179)	$113	$43	$(259)	$–	$(4,282)	$235
Financial Services liabilities:
Securities sold under agreements to repurchase	(40)	5	–	(15)	–	(50)	(5)
Unrealized loss on swaps, options and forward transactions, net	(26,674)	(5,223)	–	207	48	(31,642)	(6,032)
Other long-term borrowings	(2,689)	1,030	–	630	227	(802)	(500)
Other liabilities	(25)	(15)	(2)	2	(9)	(49)	4

Total	$(33,607)	$(4,090)	$41	$565	$266	$(36,825)	$(6,298)

Nine Months Ended September 30, 2008:
Assets:
Bonds available for sale	$18,786	$(2,140)	$(805)	$(870)	$3,611	$18,582	$–
Bond trading securities	141	(31)	–	35	52	197	(16)
Common stocks available for sale	224	(4)	1	(185)	39	75	–
Common and preferred stocks trading	30	(1)	(1)	(14)	(13)	1	–
Preferred stocks available for sale	135	(9)	(44)	(76)	64	70	–
Mortgage and other loans receivable	–	–	–	–	4	4	–
Financial Services assets:
Securities available for sale	285	(6)	(172)	1,423	33	1,563	–
Trading securities	4,422	(2,943)	–	4,567	(8)	6,038	(2,408)
Securities lending invested collateral	11,353	(5,229)	1,916	(1,524)	5,657	12,173	–
Other invested assets	10,373	269	11	1,279	(144)	11,788	862
Short-term investments	–	–	–	69	–	69	–
Separate and variable accounts	1,003	(48)	–	159	–	1,114	(48)
Other assets	141	(4)	–	206	–	343	(4)

Total	$46,893	$(10,146)	$906	$5,069	$9,295	$52,017	$(1,614)

Liabilities:
Policyholders’ contract deposits	$(3,674)	$56	$(8)	$(656)	$–	$(4,282)	$398
Financial Services liabilities:		–
Securities sold under agreements to repurchase	(208)	(15)	–	(49)	222	(50)	(5)
Unrealized loss on swaps, options and forward transactions, net	(11,718)	(19,785)	–	(222)	83	(31,642)	(20,631)
Other long-term borrowings	(3,578)	1,120	–	1,268	388	(802)	(522)
Other liabilities	(503)	(70)	(2)	534	(8)	(49)	33

Total	$(19,681)	$(18,694)	$(10)	$875	$685	$(36,825)	$(20,727)

(a)	Total Level 3 derivative exposures have been netted on these tables for presentation purposes only.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

3. Fair Value Measurements (continued)

(b)	Net realized and unrealized gains and losses shown above are reported in the consolidated statement of income (loss) primarily as follows:

Major category of Assets/Liabilities	Consolidated Statement of Income (Loss) Line Items

Financial Services assets and liabilities	• Other income
• Unrealized market valuation losses on AIGFP super senior credit default swap portfolio

Securities lending invested collateral	• Net realized capital gains (losses)

Other invested assets	• Net realized capital gains (losses)

Policyholders’ contract deposits	• Incurred policy losses and benefits
• Net realized capital gains (losses)

Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3 in the tables above. As a result, the unrealized gains (losses) on instruments held at September 30, 2008 may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable inputs (e.g., changes in unobservable long-dated volatilities).

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

Changes in the fair value of separate and variable account assets are completely offset in the consolidated statement of income (loss) by changes in separate and variable account liabilities, which are not carried at fair value and therefore not included in the tables above.

Fair Value Measured on a Non-Recurring Basis

AIG measures the fair value of certain assets on a non-recurring basis, generally quarterly, or when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. These assets include goodwill, real estate owned, real estate loans held for sale, and other intangible assets.

Assets measured at fair value on a non-recurring basis on which impairment charges were recorded were as follows:

					Three Months Ended	Nine Months Ended
					September 30,	September 30,
(in millions)	Level 1	Level 2	Level 3	Total	2008	2008

Goodwill	$–	$–	$–	$–	$432	$477
Real estate owned	–	–	1,358	1,358	100	102
Other investments	–	–	3,883	3,883	75	85
Other assets	–	7	190	197	2	53

Total	$–	$7	$5,431	$5,438	$609	$717

AIG recognized goodwill impairment charges of $432 million and $477 million for the three and nine months ended September 30, 2008, which were primarily related to the domestic Consumer Finance and the Capital Markets businesses.

AIG recognized an impairment charge on certain investment real estate and other real estate owned of $100 million and $102 million for the three and nine months ended September 30, 2008, respectively, which was included in other income. As required by FAS 157, the fair value disclosed in the table above is unadjusted for transaction costs. The amounts recorded on the consolidated balance sheet are net of transaction costs.

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

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

The following table presents the gains or losses recorded during the three- and nine-month periods ended September 30, 2008 related to the eligible instruments for which AIG elected the fair value option and the related transition adjustment recorded as a decrease to opening shareholders’ equity at January 1, 2008:

				Gain (Loss)	Gain (Loss)
	January 1,	Transition	January 1,	Three Months	Nine Months
	2008	Adjustment	2008	Ended	Ended
	prior to	upon	after	September 30,	September 30,
(in millions)	Adoption	Adoption	Adoption	2008	2008

Mortgage and other loans receivable	$1,109	$–	$1,109	$(74)	$5
Financial Services assets(a):
Trading securities (formerly available for sale)	39,278	5	39,283	(3,886)	(5,037)
Securities purchased under agreements to resell	20,950	1	20,951	(180)	395
Other invested assets	321	(1)	320	(24)	(12)
Short-term investments	6,969	–	6,969	(2)	65
Deferred policy acquisition costs	1,147	(1,147)	–	–	–
Other assets	435	(435)	–	–	–

Future policy benefits for life, accident and health insurance contracts	299	299	–	–	–
Policyholders’ contract deposits(b)	3,739	360	3,379	416	534
Financial Services liabilities(a):
Securities sold under agreements to repurchase	6,750	(10)	6,760	339	(77)
Securities and spot commodities sold but not yet purchased	3,797	(10)	3,807	157	144
Trust deposits and deposits due to banks and other depositors	216	(25)	241	24	13
Long-term borrowings	57,968	(675)	58,643	294	(97)
Other liabilities	1,792	–	1,792	1,266	947

Total gain (loss) for the three- and nine-month periods ended September 30, 2008 (c)				$(1,670)	$(3,120)
Pre-tax cumulative effect of adopting the fair value option		(1,638)
Decrease in deferred tax liabilities		526

Cumulative effect of adopting the fair value option		$(1,112)

(a)	Effective January 1, 2008, AIGFP elected to apply the fair value option under FAS 159 to all eligible assets and liabilities (other than equity method investments, trade receivables and trade payables) because electing the fair value option allows AIGFP to more closely align its earnings with the economics of its transactions by recognizing concurrently through earnings the change in fair value of its derivatives and the offsetting change in fair value of the assets and liabilities being hedged as well as the manner in which the business is evaluated by management. Substantially all of the gain (loss) amounts shown above are reported in other income on the consolidated statement of income (loss). In August 2008, AIGFP modified prospectively this election as management believes it is appropriate to exclude from the automatic election securities purchased in connection with existing structured credit transactions and their related funding obligations. AIGFP will evaluate whether to elect the fair value option on a case-by-case basis for securities purchased in connection with existing structured credit transactions and their related funding obligations.
(b)	AIG elected to apply the fair value option to certain single premium variable life products in Japan and an investment-linked life insurance product sold principally in Asia, both classified within policyholders’ contract deposits in the consolidated balance sheet. AIG elected the fair value option for these liabilities to more closely align its accounting with the economics of its transactions. For the investment-linked product sold principally in Asia, the election more effectively aligns changes in the fair value of assets with a commensurate change in the fair value of policyholders’ liabilities. For the single premium life products in Japan, the fair value option election allows AIG to economically hedge the inherent market risks associated with this business in an efficient and effective manner through the use of derivative instruments. The hedging program, which was completed in the third quarter of 2008, results in an accounting presentation for this business that more closely reflects the underlying economics and the way the business is managed, with the change in the fair value of derivatives and underlying assets largely offsetting the change in fair value of the policy liabilities. AIG did not elect the fair value option for other liabilities classified in policyholders’ contract deposits because other contracts do not share the same contract features that created the disparity between the accounting presentation and the economic performance.
(c)	Not included in the table above were losses of $9.6 billion and $23.2 billion for the three- and nine-month periods ended September 30, 2008, respectively, that were primarily due to changes in the fair value of derivatives, trading securities and certain other invested assets for which the fair value option under FAS 159 was not elected. Included in these amounts were unrealized market valuation losses of $7.1 billion and $21.7 billion for the three- and nine-months periods ended September 30, 2008, respectively, related to AIGFP’s super senior credit default swap portfolio.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

 3. Fair Value Measurements (continued)

Interest income and expense and dividend income on assets and liabilities elected under the fair value option are recognized and classified in the consolidated statement of income (loss) depending on the nature of the instrument and related market conventions. For AIGFP related activity, interest, dividend income, and interest expense are included in other income. Otherwise, interest and dividend income are included in net investment income in the consolidated statement of income (loss). See Note 1(a) to the Consolidated Financial Statements included in the 2007 Annual Report on Form 10-K for additional information about AIG’s policies for recognition, measurement, and disclosure of interest and dividend income and interest expense.

During the three- and nine-month periods ended September 30, 2008, AIG recognized a loss of $184 million and a gain of $1.1 billion, respectively, attributable to the observable effect of changes in credit spreads on AIG’s own liabilities for which the fair value option was elected. AIG calculates the effect of these credit spread changes using discounted cash flow techniques that incorporate current market interest rates, AIG’s observable credit spreads on these liabilities and other factors that mitigate the risk of nonperformance such as collateral posted.

The following table presents the difference between fair values and the aggregate contractual principal amounts of mortgage and other loans receivable and long-term borrowings, for which the fair value option was elected:

		Principal
	Fair Value at	Amount
	September 30,	Due Upon
(in millions)	2008	Maturity	Difference

Assets:
Mortgage and other loans receivable	$328	$378	$(50)
Liabilities:
Long-term borrowings	$36,464	$36,065	$399

At September 30, 2008, there were no mortgage and other loans receivable for which the fair value option was elected, that were 90 days or more past due and in non-accrual status.

4.	Revolving Credit Agreement and Guarantee and Pledge Agreement between AIG and the Federal Reserve Bank of New York

On September 22, 2008, AIG entered into the $85 billion Fed Credit Agreement and a Guarantee and Pledge Agreement (the Pledge Agreement) with the NY Fed.

The Fed Facility has a two-year term. Outstanding borrowings bear interest at 3-month LIBOR (not less than 3.5 percent per annum) plus 8.5 percent per annum. AIG incurred, in the form of an increase in the outstanding loan balance under the Fed Credit Agreement, a gross commitment fee of $1.7 billion, which was paid in kind and was recognized as a prepaid commitment asset. Pursuant to the Fed Credit Agreement, in consideration for the NY Fed’s extension of credit under the Fed Facility and the payment of $500,000, AIG agreed to issue 100,000 shares, liquidation preference $5.00 per share, of the Series C Preferred Stock to the Trust. The Series C Preferred Stock was not yet issued as of September 30, 2008. Accordingly, additional paid-in capital has been increased to reflect a prepaid commitment fee which represents AIG’s obligation to issue the Series C Preferred Stock in the fourth quarter of 2008. The value of the Series C Preferred Stock was also recognized as part of the prepaid commitment asset. The total prepaid commitment fee asset of $24.7 billion is being amortized as interest expense through the term of the facility. AIG also incurs a commitment fee on undrawn amounts at the rate of 8.5 percent per annum, which is recognized as interest expense when incurred.

Interest and the commitment fees are payable in kind and generally recognized through an increase in the outstanding balance under the Fed Facility.

AIG is required to repay the Fed Facility primarily from proceeds on sales of assets, including businesses. These mandatory repayments permanently reduce the maximum amount available to be borrowed under the Fed Facility. Additionally, AIG is permitted to repay any portion of the amounts borrowed at any time prior to the maturity of the Fed Facility, without penalty. Voluntary repayments do not reduce the maximum amount available to be borrowed.

The Fed Credit Agreement contains customary affirmative and negative covenants, including a requirement to maintain a minimum amount of liquidity and a requirement to use reasonable efforts to cause the composition of the Board of Directors of AIG to be satisfactory to the Trust within 10 days after the establishment of the Trust. Borrowings under the Fed Facility are conditioned, among other things, on the NY Fed being satisfied with AIG’s corporate governance and the value of the collateral.

The Fed Facility is secured by a pledge of the capital stock and assets of certain of AIG’s subsidiaries, subject to exclusions of certain property not permitted to be pledged under AIG debt agreements and its Restated Certificate of Incorporation, as well as exclusions of assets of regulated subsidiaries, assets of foreign subsidiaries and assets of special purpose vehicles. The exclusion of these assets from the pledge assures that AIG has not pledged all or substantially all of its assets to the NY Fed.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

4.	Revolving Credit Agreement and Guarantee and Pledge Agreement between AIG and the Federal Reserve Bank of New York (continued)

At September 30, 2008, the amount owed under the Fed Facility totaled $63 billion, which included accrued fees and interest of $2 billion added to the principal of cash borrowings. The amount available to be borrowed under the Fed Facility is not generally reduced for the amount of fees and interest added to cash borrowings.

See Note 11 to the Consolidated Financial Statements, regarding borrowings under the Fed Facility and amendments to the Fed Credit Agreement subsequent to September 30, 2008.

5.	Shareholders’ Equity and Earnings (Loss) Per Share

Shareholders’ Equity

Series C Perpetual, Convertible, Participating Preferred Stock

Pursuant to the Fed Credit Agreement, AIG agreed to issue 100,000 shares of Series C Preferred Stock to the Trust in the fourth quarter of 2008.

Under the terms of the Fed Credit Agreement prior to its amendment on November 9, 2008, the terms of the Series C Preferred Stock were as follows: The Series C Preferred Stock will have voting rights commensurate with an approximately 79.9 percent holding of all outstanding shares of common stock. Holders of the Series C Preferred Stock will be entitled to participate in dividends paid on the common stock, receiving up to 79.9 percent of the aggregate amount of dividends paid on the shares of common stock then outstanding. After the Series C Preferred Stock is issued, AIG will be required to hold a special shareholders’ meeting to amend its restated certificate of incorporation to increase the number of authorized shares of common stock to 19 billion and to reduce the par value per share. The holders of the common stock will be entitled to vote as a class separate from the holders of the Series C Preferred Stock on these changes to AIG’s Restated Certificate of Incorporation. If the increase in the number of authorized shares and change in par value is approved, the Series C Preferred Stock will become convertible into common stock. The number of shares into which the Series C Preferred Stock will be convertible is that which will result in a 79.9 percent holding, after conversion, based upon the number of common shares outstanding on the issue date of the Series C Preferred Stock, plus the number of common shares that are subsequently issued in settlement of Equity Units. Subject to certain exceptions, while the United States Treasury beneficially owns at least 50 percent of the Series C Preferred Stock (or the shares into which the Series C Preferred Stock is convertible), AIG will be prohibited from issuing any capital stock, or any securities or instruments convertible or exchangeable into, or exercisable for, capital stock, without the Trust’s consent. In addition, AIG is required to enter into a registration rights agreement that will provide demand registration rights for the Series C Preferred Stock and will require AIG to apply for the listing on the NYSE of the common stock underlying the Series C Preferred Stock. As described in Note 11 to the Consolidated Financial Statements, the November 9, 2008 agreement in principle provides that AIG will issue 10-year warrants to the United States Treasury, and the number of shares into which the Series C Preferred Stock will be convertible will be reduced so as not to exceed 77.9 percent of the outstanding shares of common stock.

AIG received the consideration in the form of the Fed Facility for the Series C Preferred Stock in the third quarter of 2008 and recorded the fair value of the Series C Preferred Stock, $23 billion, as an increase to additional paid-in capital. The value, net of the $500,000 cash portion of the consideration, was recognized as an addition to the prepaid commitment fee asset associated with the Fed Facility.

The valuation of the consideration received for the Series C Preferred Stock that AIG agreed to issue was determined by AIG and was primarily based on the implied value of 79.9 percent of AIG indicated by AIG’s common stock price after the terms of the Fed Credit Agreement were publicly announced. Other valuation techniques were employed to corroborate this value, taking into consideration both market observable inputs, such as AIG credit spreads, and other inputs. The following key assumptions were utilized in the valuation:

•	The valuation date for the Series C Preferred Stock was the date at which consideration was received for the obligation to issue the Series C Preferred Stock, that is, the date borrowings were made available to AIG pursuant to the NY Fed’s agreement to enter into the Fed Credit Agreement.

•	The Series C Preferred Stock will be economically equivalent to the common stock, will have voting rights commensurate with the common stock, and will be convertible into shares of common stock.

•	The price of AIG common stock the day after the announcement of the terms of the NY Fed’s agreement to enter into the Fed Credit Agreement provided the most observable market evidence of the valuation of AIG.

Basic and diluted EPS will be affected in any period in which AIG has net income. The effect on basic EPS will be

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

computed using the two-class method, pursuant to which the earnings of the period will be allocated between the preferred shareholders and the common shareholders, determined on the same basis as if all the earnings were distributed. Prior to any partial conversion of the Series C Preferred Stock, this will result in 79.9 percent of the earnings for the period being allocated to the Series C Preferred Stock, directly reducing the net income available for common shareholders. Diluted EPS will be computed on the more dilutive of the if-converted method and the two-class method. Under the if-converted method, conversion of the Series C Preferred Stock is assumed to have occurred as of the beginning of the period, and the number of common shares that would be issued on conversion is assumed to be the number of additional shares outstanding for the period. Because AIG had losses for the three- and nine-month periods ended September 30, 2008, the Series C Preferred Stock was anti-dilutive to basic and diluted EPS.

Dividends

The quarterly dividend per common share declared in May 2008 and paid on September 19, 2008 was $0.22. Effective September 23, 2008, AIG’s Board of Directors suspended the declaration of dividends on AIG’s common stock. Pursuant to the Fed Credit Agreement, AIG is restricted from paying dividends on its common stock.

Share Issuance and Repurchase

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

A total of 37,926,059 shares were purchased during the first six months of 2008 to meet commitments that existed at December 31, 2007. There were no repurchases during the third quarter of 2008. At October 31, 2008, $9 billion was available for purchases under the aggregate authorizations.

Pursuant to the Fed Credit Agreement, AIG is restricted from repurchasing shares of its common stock.

In May 2008, AIG sold 196,710,525 shares of common stock at a price per share of $38 for gross proceeds of $7.47 billion and 78,400,000 equity units (the Equity Units) at a price per unit of $75 for gross proceeds of $5.88 billion. The Equity Units, the key terms of which are summarized below, are recorded as long-term borrowings in the consolidated balance sheet.

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

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

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

In the second quarter of 2008, reversals of previously accrued costs related to certain performance-based compensation plans were made, as performance to date was below the performance thresholds set forth in those plans.

Earnings (Loss) Per Share (EPS)

Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS is based on those shares used in basic EPS plus shares that would have been outstanding assuming issuance of common shares for all dilutive potential common shares outstanding.

The computation of basic and diluted EPS was as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in millions, except per share data)	2008	2007	2008	2007

Numerator for EPS:
Net income (loss)	$(24,468)	$3,085	$(37,630)	$11,492

Denominator for EPS:
Weighted average shares outstanding used in the computation of EPS:
Common stock issued	2,948	2,751	2,850	2,751
Common stock in treasury	(259)	(189)	(251)	(168)
Deferred shares	14	14	14	13

Weighted average shares outstanding – basic*	2,703	2,576	2,613	2,596
Incremental shares arising from awards outstanding under share-based employee compensation plans*	–	13	–	13

Weighted average shares outstanding – diluted*	2,703	2,589	2,613	2,609

EPS:
Basic	$(9.05)	$1.20	$(14.40)	$4.43
Diluted	$(9.05)	$1.19	$(14.40)	$4.40

*	Calculated using the treasury stock method. Certain potential common shares arising from share-based employee compensation plans were not included in the computation of diluted EPS because the effect would have been anti-dilutive. The number of potential shares excluded was 7 million for the nine-month period ended September 30, 2007. Additionally, the Preferred Stock to be issued was not included in the computation of basic or diluted EPS because the effect would have been anti-dilutive.

 6.  Ownership

According to the Schedule 13D/A filed on October 30, 2008, by C.V. Starr & Co., Inc. (Starr), Starr International Company, Inc. (SICO), Edward E. Matthews, Maurice R. Greenberg, the Maurice R. and Corinne P. Greenberg Family Foundation, Inc., the Universal Foundation, Inc., the Maurice R. and Corinne P. Greenberg Joint Tenancy Company, LLC and the C.V. Starr & Co., Inc. Trust, these reporting persons could be considered to beneficially own 278,430,935 shares or approximately 10 percent of AIG’s common stock at that date. Although these reporting persons may have made filings under Section 16 of the Exchange Act, reporting sales of shares of common stock, no amendment to the Schedule 13D has been filed to report a change in ownership subsequent to October 30, 2008.

7.	Commitments, Contingencies and Guarantees

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

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

7.	Commitments, Contingencies and Guarantees (continued)

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

Although AIG cannot currently quantify its ultimate liability for the unresolved litigation and investigation matters referred to below, it is possible that such liability could have a material adverse effect on AIG’s consolidated financial condition, or consolidated results of operations for an individual reporting period.

Litigation Relating to AIGFP’s Super Senior Credit Default Swap Portfolio

Securities Actions – Southern District of New York. On May 21, 2008, a purported securities fraud class action complaint was filed against AIG and certain of its current and former officers and directors in the United States District Court for the Southern District of New York (the Southern District of New York). The complaint alleges that defendants made statements during the period May 11, 2007 through May 9, 2008 in press releases, AIG’s quarterly and year-end filings and during conference calls with analysts which were materially false and misleading and which artificially inflated the price of AIG’s stock. The alleged false and misleading statements relate to, among other things, unrealized market valuation losses on AIGFP’s super senior credit default swap portfolio as a result of severe credit market disruption. The complaint alleges claims under Sections 10(b) and 20(a) of the Exchange Act. Three additional purported securities class action complaints were subsequently filed in the Southern District of New York, all containing similar allegations. One of the additional complaints filed on June 19, 2008, alleges a purported class period of November 10, 2006 through June 6, 2008. The Court has not yet appointed a lead plaintiff in these actions.

On October 9, 2008, a purported securities class action complaint was filed in the Southern District of New York on behalf of purchasers of 7.70 percent Series A-5 Junior Subordinated Debentures in connection with AIG’s public offering on December 11, 2007 against AIG, certain of its current and former officers and directors, and the offering underwriters. The complaint alleges that defendants made statements in AIG’s registration statement, prospectus and quarterly and year-end filings which were materially false and misleading, in violation of Sections 11, 12(a) and 15 of the Securities Act of 1933. The claims are based generally on the same allegations as the securities fraud class actions described above. One additional purported securities class action complaint was filed in the Southern District of New York on October 24, 2008, containing identical allegations.

ERISA Actions – Southern District of New York. On June 25, 2008, the Company, certain of its executive officers and directors, and unnamed members of the Company’s Retirement Board and Investment Committee were named as defendants in two separate, though nearly identical, actions filed in the Southern District of New York. The actions purport to be brought as class actions on behalf of all participants in or beneficiaries of certain pension plans sponsored by AIG or its subsidiaries (the Plans) during the period May 11, 2007 through the present and whose participant accounts included investments in the Company’s common stock. Plaintiffs allege, among other things, that the defendants breached their fiduciary responsibilities to Plan participants and their beneficiaries under the Employee Retirement Income Security Act of 1974, as amended (ERISA), by: (i) failing to prudently and loyally manage the Plans and the Plans’ assets; (ii) failing to provide complete and accurate information to participants and beneficiaries about the Company and the value of the Company’s stock; (iii) failing to monitor appointed Plan fiduciaries and to provide them with complete and accurate information; and (iv) breaching their duty to avoid conflicts of interest. The alleged ERISA violations relate to, among other things, the defendants’ purported failure to monitor and/or disclose unrealized market valuation losses on AIGFP’s super senior credit default swap portfolio as a result of severe credit market disruption. Six additional purported ERISA class action complaints were subsequently filed in the Southern District of New York, each containing similar allegations. It is anticipated that these actions will all be consolidated and that

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

7.	Commitments, Contingencies and Guarantees (continued)

the Court will then appoint a lead plaintiff in the consolidated action.

Derivative Actions – Southern District of New York. On November 20, 2007, two purported shareholder derivative actions were filed in the Southern District of New York naming as defendants the then current directors of AIG and certain senior officers of AIG and its subsidiaries. Plaintiffs assert claims for breach of fiduciary duty, waste of corporate assets and unjust enrichment, as well as violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act, among other things, in connection with AIG’s public disclosures regarding its exposure to what the lawsuits describe as the subprime market crisis. The actions were consolidated as In re American International Group, Inc. 2007 Derivative Litigation (the Consolidated 2007 Derivative Litigation). On February 15, 2008, plaintiffs filed a consolidated amended complaint alleging the same causes of action. On April 15, 2008, motions to dismiss the action were filed on behalf of all defendants. The motions to dismiss are pending.

On August 8, 2008, a purported shareholder derivative action was filed in the Southern District of New York asserting claims on behalf of AIG based generally on the same allegations as in the consolidated amended complaint in the Consolidated 2007 Derivative Litigation.

Derivative Action – Supreme Court of New York. On February 29, 2008, a purported shareholder derivative complaint was filed in the Supreme Court of Nassau County, asserting the same state law claims against the same defendants as in the consolidated amended complaint in the Consolidated 2007 Derivative Litigation. On May 19, 2008, defendants filed a motion to dismiss or to stay the proceedings in light of the pending Consolidated 2007 Derivative Litigation. The motion is pending.

Derivative Action – Delaware Court of Chancery. On September 17, 2008, a purported shareholder derivative complaint was filed in the Court of Chancery of Delaware naming as defendants certain directors and senior officers of AIG and its subsidiaries and asserting claims on behalf of AIG based generally on the same allegations as in the consolidated amended complaint in the Consolidated 2007 Derivative Litigation.

Action by the Starr Foundation – Supreme Court of New York. On May 7, 2008, the Starr Foundation filed a complaint in New York State Supreme Court against AIG, AIG’s former Chief Executive Officer, Martin Sullivan, and AIG’s then Chief Financial Officer, Steven Bensinger, asserting a claim for common law fraud. The complaint alleges that the defendants made materially misleading statements and omissions concerning alleged multi-billion dollar losses in AIG’s portfolio of credit default swaps. The complaint asserts that if the Starr Foundation had known the truth about the alleged losses, it would have sold its remaining shares of AIG stock. The complaint alleges that the Starr Foundation has suffered damages of at least $300 million. On May 30, 2008, a motion to dismiss the complaint was filed on behalf of defendants. The motion to dismiss, which has been converted by the court into a motion for summary judgment, is still pending.

Litigation Relating to the Credit Agreement with the NY Fed

On November 4, 2008, a purported class action was filed in the Delaware Court of Chancery naming as defendants AIG, Chairman and Chief Executive Officer, Edward M. Liddy, and current and past AIG directors. Plaintiff alleges violations of Delaware General Corporation Law Section 242(b)(2) and breaches of fiduciary duty in connection with the Series C Preferred Stock to be issued to the Trust created for the benefit of the United States Treasury pursuant to the Fed Credit Agreement. Plaintiff seeks an order declaring that the Series C Preferred Stock is not convertible into common stock absent a class vote by the holders of the common stock to amend the Restated Certificate of Incorporation to increase the number of authorized common shares and decrease the par value of the common shares, an order declaring that AIG’s directors are breaching their fiduciary duties in not seeking alternative or supplemental financing in advance of a stockholder vote on such an amendment to the Restated Certificate of Incorporation, and damages. During a conference with the Court on November 7, 2008, AIG’s counsel stated that any amendment to the Restated Certificate of Incorporation to increase the number of authorized common shares or to decrease the par value of the common shares would be the subject of a class vote by the holders of the common stock, and plaintiff’s counsel agreed that the plaintiff’s request for an order granting this relief is moot.

2006 Regulatory Settlements and Related Matters

2006 Regulatory Settlements. In February 2006, AIG reached a resolution of claims and matters under investigation with the DOJ, the SEC, the Office of the New York Attorney General (NYAG) and the New York State Department of Insurance (DOI). AIG recorded an after-tax charge of $1.15 billion relating to these settlements in the fourth quarter of 2005. The settlements resolved investigations conducted by the SEC, NYAG and DOI in connection with the accounting, financial reporting and insurance brokerage practices of AIG and its subsidiaries, as well as claims relating to the underpayment of certain workers compensation premium taxes and other assessments. These settlements did not, however, resolve

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

7.	Commitments, Contingencies and Guarantees (continued)

investigations by regulators from other states into insurance brokerage practices related to contingent commissions and other broker-related conduct, such as alleged bid rigging. Nor did the settlements resolve any obligations that AIG may have to state guarantee funds in connection with any of these matters.

As a result of these settlements, AIG made payments or placed amounts in escrow in 2006 totaling approximately $1.64 billion, $225 million of which represented fines and penalties. Amounts held in escrow totaling approximately $337 million, including interest thereon, are included in other assets at September 30, 2008. At that date, all of the funds were escrowed for settlement of claims resulting from the underpayment by AIG of its residual market assessments for workers’ compensation.

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

NAIC Examination of Workers Compensation Premium Reporting. During 2006, the Settlement Review Working Group of the National Association of Insurance Commissioners (NAIC), under the direction of the states of Indiana, Minnesota and Rhode Island, began an investigation into AIG’s reporting of workers’ compensation premiums. In late 2007, the Settlement Review Working Group recommended that a multi-state targeted market conduct examination focusing on workers’ compensation insurance be commenced under the direction of the NAIC’s Market Analysis Working Group. AIG was informed of the multi-state targeted market conduct examination in January 2008. AIG has been advised that the lead states in the multi-state examination are Delaware, Florida, Indiana, Massachusetts, Minnesota, New York, Pennsylvania, and Rhode Island and that all other states (and the District of Columbia) have agreed to participate. AIG has also been advised that the examination will focus on both legacy issues and AIG’s current compliance with legal requirements applicable to AIG’s writing and reporting of workers’ compensation insurance, but as of October 31, 2008 no determinations had been made with respect to these issues.

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

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

7.	Commitments, Contingencies and Guarantees (continued)

“income smoothing” products and other techniques to inflate its earnings; (3) concealed that it marketed and sold “income smoothing” insurance products to other companies; and (4) misled investors about the scope of government investigations. In addition, the lead plaintiff alleges that AIG’s former Chief Executive Officer, Maurice R. Greenberg, manipulated AIG’s stock price. The lead plaintiff asserts claims for violations of Sections 11 and 15 of the Securities Act of 1933, Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, Section 20(a) of the Exchange Act, and Section 20A of the Exchange Act. In April 2006, the court denied the defendants’ motions to dismiss the second amended class action complaint and the Florida complaint. In December 2006, a third amended class action complaint was filed, which does not differ substantially from the prior complaint. Fact and class discovery is currently ongoing. On February 20, 2008, the lead plaintiff filed a motion for class certification. The class certification motion is pending.

ERISA Action – Southern District of New York. Between November 30, 2004 and July 1, 2005, several ERISA actions were filed in the Southern District of New York on behalf of purported class participants and beneficiaries of three pension plans sponsored by AIG or its subsidiaries. A consolidated complaint filed on September 26, 2005 alleges a class period between September 30, 2000 and May 31, 2005 and names as defendants AIG, the members of AIG’s Retirement Board and the Administrative Boards of the plans at issue, and present or former members of AIG’s Board of Directors. The factual allegations in the complaint are essentially identical to those in the securities actions described above. The parties have reached an agreement to settle this matter for an amount within AIG’s insurance coverage limits. On July 3, 2008, the Court granted preliminary approval of the settlement, and at a hearing on October 7, 2008 the Court issued an order finally approving the settlement, dismissing the action with prejudice. The deadline for filing an appeal from the approval order is November 7, 2008.

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

Derivative Actions – Delaware Chancery Court. From October 2004 to April 2005, AIG shareholders filed five derivative complaints in the Delaware Chancery Court. All of these derivative lawsuits were consolidated into a single action as In re American International Group, Inc. Consolidated Derivative Litigation (the Delaware 2004/2005 Derivative Litigation). The amended consolidated complaint named 43 defendants (not including nominal defendant AIG) who, as in the New York 2004/2005 Derivative Litigation, were current and former officers and directors of AIG, as well as other entities and certain of their current and former employees and directors. The factual allegations, legal claims and relief sought in this action are similar to those alleged in the New York 2004/2005 Derivative Litigation, except that the claims are only under state law. In early 2007, the court approved an agreement that AIG be realigned as plaintiff, and, on June 13, 2007, acting on the direction of the Special Committee, AIG filed an amended complaint against former directors and officers Maurice R. Greenberg and Howard I. Smith, alleging breach of fiduciary duty and indemnification. Also on June 13, 2007, the Special Committee filed a motion to terminate the litigation as to certain defendants, while taking no action as to others. Defendants Greenberg and Smith filed answers to AIG’s complaint and brought third-party complaints against certain current and former AIG directors and officers, PwC and Regulatory Insurance Services, Inc. On September 28, 2007, AIG and the shareholder plaintiffs filed a combined amended complaint in which AIG continued to assert claims

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

7.	Commitments, Contingencies and Guarantees (continued)

against defendants Greenberg and Smith and took no position as to the claims asserted by the shareholder plaintiffs in the remainder of the combined amended complaint. In that pleading, the shareholder plaintiffs are no longer pursuing claims against certain AIG officers and directors. On February 12, 2008, the court granted AIG’s motion to stay discovery pending the resolution of claims against AIG in the New York consolidated securities action. The court also directed the parties to coordinate a briefing schedule for the motions to dismiss. On April 11, 2008, the shareholder plaintiffs filed the First Amended Combined Complaint, which added claims against former AIG directors and officers Maurice Greenberg, Edward Matthews, and Thomas Tizzio for breach of fiduciary duty based on alleged bid-rigging in the municipal derivatives market. On June 13, 2008, certain defendants filed motions to dismiss the shareholder plaintiffs’ portions of the complaint. The motions to dismiss are pending.

AIG is also named as a defendant in a derivative action in the Delaware Chancery Court brought by shareholders of Marsh. On July 10, 2008, shareholder plaintiffs filed a second consolidated amended complaint, which contains claims against AIG for aiding and abetting a breach of fiduciary duty and contribution and indemnification in connection with alleged bid-rigging and steering practices in the commercial insurance market that are the subject of the Policyholder Antitrust and RICO Actions described below.

Policyholder Antitrust and RICO Actions. Commencing in 2004, policyholders brought multiple federal antitrust and Racketeer Influenced and Corrupt Organizations Act (RICO) class actions in jurisdictions across the nation against insurers and brokers, including AIG and a number of its subsidiaries, alleging that the insurers and brokers engaged in a broad conspiracy to allocate customers, steer business, and rig bids. These actions, including 24 complaints filed in different federal courts naming AIG or an AIG subsidiary as a defendant, were consolidated by the judicial panel on multi-district litigation and transferred to the United States District Court for the District of New Jersey (District of New Jersey) for coordinated pretrial proceedings. The consolidated actions have proceeded in that court in two parallel actions, In re Insurance Brokerage Antitrust Litigation (the Commercial Complaint) and In re Employee Benefit Insurance Brokerage Antitrust Litigation (the Employee Benefits Complaint, and, together with the Commercial Complaint, the Multi-district Litigation).

The plaintiffs in the Commercial Complaint are a group of corporations, individuals and public entities that contracted with the broker defendants for the provision of insurance brokerage services for a variety of insurance needs. The broker defendants are alleged to have placed insurance coverage on the plaintiffs’ behalf with a number of insurance companies named as defendants, including AIG subsidiaries. The Commercial Complaint also named various brokers and other insurers as defendants (three of which have since settled). The Commercial Complaint alleges, among other things, that defendants engaged in a widespread conspiracy to allocate customers through bid-rigging and steering practices. Plaintiffs assert that the defendants violated the Sherman Antitrust Act, RICO, and the antitrust laws of 48 states and the District of Columbia, and are liable under common law breach of fiduciary duty and unjust enrichment theories. Plaintiffs seek treble damages plus interest and attorneys’ fees as a result of the alleged RICO and Sherman Antitrust Act violations.

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

The Court in connection with the Commercial Complaint granted (without leave to amend) defendants’ motions to dismiss the federal antitrust and RICO claims on August 31, 2007 and September 28, 2007, respectively. The court declined to exercise supplemental jurisdiction over the state law claims in the Commercial Complaint and therefore dismissed it in its entirety. On January 14, 2008, the court granted defendants’ motion for summary judgment on the ERISA claims in the Employee Benefits Complaint and subsequently dismissed the remaining state law claims without prejudice, thereby dismissing the Employee Benefits Complaint in its entirety. On February 12, 2008, plaintiffs filed a notice of appeal to the United States Court of Appeals for the Third Circuit with respect to the dismissal of the Employee Benefits Complaint. Plaintiffs previously appealed the dismissal of the Commercial Complaint to the United States Court of Appeals for the Third Circuit on October 10, 2007. Both appeals are pending.

A number of complaints making allegations similar to those in the Multi-district Litigation have been filed against AIG and other defendants in state and federal courts around the country. The defendants have thus far been successful in having the federal actions transferred to the District of New Jersey and consolidated into the Multi-district Litigation. These additional consolidated actions are still pending in the District of New Jersey, but are currently stayed pending

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

7.	Commitments, Contingencies and Guarantees (continued)

a decision by the court on whether they will proceed during the appeal of the dismissal of the Multi-district Litigation. On August 20, 2008, the District Court, however, granted plaintiff’s motion to lift the stay in one tag-along matter and suggested that the case be remanded to the transferor court, and on September 17, 2008, the Judicial Panel on Multidistrict Litigation filed a Conditional Transfer Order with respect to this matter. The AIG defendants have also sought to have state court actions making similar allegations stayed pending resolution of the Multi-district Litigation proceeding. These efforts have generally been successful, although plaintiffs in one case pending in Texas state court have moved to re-open discovery; a hearing on that motion was held on April 9, 2008. The court subsequently issued an order deferring a ruling on the motion until the Court holds a hearing on defendants’ Special Exceptions. A hearing date has not yet been set. AIG has recently settled several of the various federal and state actions alleging claims similar to those in the Multi-district Litigation, including a state court action pending in Florida in which discovery had been allowed to proceed.

Ohio Attorney General Action – Ohio Court of Common Pleas. On August 24, 2007, the Ohio Attorney General filed a complaint in the Ohio Court of Common Pleas against AIG and a number of its subsidiaries, as well as several other broker and insurer defendants, asserting violation of Ohio’s antitrust laws. The complaint, which is similar to the Commercial Complaint, alleges that AIG and the other broker and insurer defendants conspired to allocate customers, divide markets, and restrain competition in commercial lines of casualty insurance sold through the broker defendant. The complaint seeks treble damages on behalf of Ohio public purchasers of commercial casualty insurance, disgorgement on behalf of both public and private purchasers of commercial casualty insurance, as well as a $500 per day penalty for each day of conspiratorial conduct. AIG, along with other co-defendants, moved to dismiss the complaint on November 16, 2007. On June 30, 2008, the Court denied defendants’ motion to dismiss. On August 18, 2008, defendants filed their answers to the complaint. Discovery is ongoing.

Action Relating to Workers Compensation Premium Reporting – Northern District of Illinois. On May 24, 2007, the National Workers Compensation Reinsurance Pool (the NWCRP), on behalf of its participant members, filed a lawsuit in the United States District Court for the Northern District of Illinois against AIG with respect to the underpayment by AIG of its residual market assessments for workers compensation. The complaint alleges claims for violations of RICO, breach of contract, fraud and related state law claims arising out of AIG’s alleged underpayment of these assessments between 1970 and the present and seeks damages purportedly in excess of $1 billion. On August 6, 2007, the court denied AIG’s motion seeking to dismiss or stay the complaint or, in the alternative, to transfer to the Southern District of New York. On December 26, 2007, the court denied AIG’s motion to dismiss the complaint. On March 17, 2008, AIG filed an amended answer, counterclaims and third-party claims against the National Council on Compensation Insurance (in its capacity as attorney-in-fact for the NWCRP), the NWCRP, its board members, and certain of the other insurance companies that are members of the NWCRP alleging violations of RICO, as well as claims for conspiracy, fraud, and other state law claims. The counterclaim-and third-party defendants filed motions to dismiss on June 9, 2008. The motions are scheduled for decision on November 20, 2008. Discovery is currently ongoing while the motions are pending.

Action Relating to Workers Compensation Premium Reporting – Minnesota. On February 16, 2006, the Attorney General of the State of Minnesota filed a complaint against AIG with respect to claims by the Minnesota Department of Revenue and the Minnesota Special Compensation Fund, alleging that AIG made false statements and reports to Minnesota agencies and regulators, unlawfully reducing AIG’s contributions and payments to Minnesota and certain state funds relating to its workers’ compensation premiums. While AIG settled that litigation in December 2007, a similar lawsuit was filed by the Minnesota Workers Compensation Reinsurance Association and the Minnesota Workers Compensation Insurers Association in the United States District Court for the District of Minnesota. On March 28, 2008, the court granted AIG’s motion to dismiss the case in its entirety. On April 25, 2008, plaintiffs appealed to the United States Court of Appeals for the Eighth Circuit and also filed a new complaint making similar allegations in Minnesota state court. On April 30, 2008, substantially identical claims were also filed in Minnesota state court by the Minnesota Insurance Guaranty Association and Minnesota Assigned Risk Plan. On September 11, 2008, the parties to both actions entered into a settlement, resulting in the dismissal of all claims against AIG. In exchange for the dismissal and a broad release of claims, the financial terms of the settlement provided for AIG’s payment of $21.5 million to plaintiffs and waiver of its right to collect $3.5 million in payments due from the plaintiffs.

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

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

7.	Commitments, Contingencies and Guarantees (continued)

compensation premiums. An amended complaint was filed on March 24, 2008, and AIG filed a motion to dismiss the amended complaint on April 21, 2008. On July 8, 2008, the court granted AIG’s motion to dismiss all claims without prejudice and granted plaintiff leave to refile subject to certain conditions. Plaintiffs filed their second amended complaint on July 22, 2008. AIG moved to dismiss the second amended complaint on August 22, 2008. Discovery is stayed pending resolution of the motion to dismiss.

Litigation Relating to SICO and Starr

SICO Action. In July, 2005 SICO filed a complaint against AIG in the Southern District of New York, claiming that AIG had refused to provide SICO access to certain artwork, and asking the court to order AIG immediately to release the property to SICO. AIG filed an answer denying SICO’s allegations and setting forth defenses to SICO’s claims. In addition, AIG filed counterclaims asserting breach of contract, unjust enrichment, conversion, breach of fiduciary duty, a constructive trust and declaratory judgment, relating to SICO’s breach of its commitment to use its AIG shares only for the benefit of AIG and AIG employees. On June 23, 2008, the Court denied in part and granted in part SICO’s motion for summary judgment, and on July 31, 2008 the parties submitted a joint pre-trial order. Trial is scheduled to commence on March 2, 2009.

Derivative Action Relating to Starr and SICO. On December 31, 2002, a derivative lawsuit was filed in the Delaware Chancery Court against twenty directors and executives of AIG as well as against AIG as a nominal defendant that alleges, among other things, that the directors of AIG breached the fiduciary duties of loyalty and care by approving the payment of commissions to insurance managing general agencies owned by Starr and of rental and service fees to SICO and the executives breached their duty of loyalty by causing AIG to enter into contracts with Starr and SICO and their fiduciary duties by usurping AIG’s corporate opportunities. The complaint further alleges that the Starr agencies did not provide any services that AIG was not capable of providing itself, and that the diversion of commissions to these entities was solely for the benefit of Starr’s owners. The complaint also alleges that the service fees and rental payments made to SICO and its subsidiaries were improper. Under the terms of a stipulation approved by the Court on February 16, 2006, the claims against the outside independent directors were dismissed with prejudice, while the claims against the other directors were dismissed without prejudice. In an opinion dated June 21, 2006, the Court denied defendants’ motion to dismiss, except with respect to plaintiff’s challenge to payments made to Starr before January 1, 2000. On July 21, 2006, plaintiff filed its second amended complaint, which alleges that, between January 1, 2000 and May 31, 2005, individual defendants breached their duty of loyalty by causing AIG to enter into contracts with Starr and SICO and breached their fiduciary duties by usurping AIG’s corporate opportunity. Starr is charged with aiding and abetting breaches of fiduciary duty and unjust enrichment for its acceptance of the fees. SICO is no longer named as a defendant. On June 27, 2007, Starr filed a cross-claim against AIG, alleging one count that includes contribution, unjust enrichment and setoff. On November 15, 2007, the Court granted AIG’s motion to dismiss the cross-claim by Starr to the extent that it sought affirmative relief from AIG. On February 14, 2008, the Court granted a motion to add former AIG officer Thomas Tizzio as a defendant. As a result, the remaining defendants in the case are AIG (the nominal defendant), Starr and former directors and officers Maurice Greenberg, Howard Smith, Edward Matthews and Thomas Tizzio. On September 30, 2008, the parties filed a stipulation of settlement, and the court scheduled a settlement hearing for December 17, 2008. Pursuant to the settlement, defendants have agreed to payment of $115 million to AIG, net of attorneys’ fees and costs, in exchange for receipt of a broad release of claims relating to the allegations in the complaint.

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

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

7.	Commitments, Contingencies and Guarantees (continued)

of the settlement. AIG and its subsidiaries further assert that the current claims are barred by the statute of limitations and that plaintiffs’ assertions that the statute was tolled cannot stand against the public disclosure of the excess coverage. The plaintiffs and intervenor-plaintiffs, in turn, have asserted that the disclosure was insufficient to inform them of the nature of the coverage and did not start the running of the statute of limitations. On November 26, 2007, the trial court issued an order that dismissed the intervenors’ complaint against the Lawyer Defendants and entered a final judgment in favor of the Lawyer Defendants. The matter was stayed pending appeal to the Alabama Supreme Court. In September 2008 the Alabama Supreme Court affirmed the trial court’s dismissal of the Lawyer Defendants. It is anticipated that the next steps will be class discovery and a hearing on class certification. AIG cannot reasonably estimate either the likelihood of its prevailing in these actions or the potential damages in the event liability is determined.

(b)	Commitments

Flight Equipment

At September 30, 2008, International Lease Finance Corporation (ILFC) had committed to purchase 174 new aircraft deliverable from 2008 through 2019 at an estimated aggregate purchase price of $16.9 billion. ILFC will be required to find customers for any aircraft acquired, and it must arrange financing for portions of the purchase price of such equipment.

ILFC has ordered 74 Boeing 787 aircraft with the first aircraft now scheduled to be delivered in late 2011. Boeing has made several announcements concerning the delays in the deliveries of the 787s. Boeing has informed ILFC that its 787 deliveries will be delayed, on average, an excess of 27 months per aircraft. Such delays will span across ILFC’s entire order, with the original contracted deliveries running from 2010 through 2017. ILFC expects further delays on its future Boeing aircraft deliveries resulting from the recent labor strike.

Other Commitments

In the normal course of business, AIG enters into commitments to invest in limited partnerships, private equities, hedge funds and mutual funds and to purchase and develop real estate in the U.S. and abroad. These commitments totaled $8.4 billion at September 30, 2008.

On June 27, 2005, AIG entered into an agreement pursuant to which AIG agreed, subject to certain conditions, to make any payment that is not promptly paid with respect to the benefits accrued by certain employees of AIG and its subsidiaries under the SICO Plans (as discussed below under “Benefits Provided by Starr International Company, Inc. and C.V. Starr & Co., Inc.”).

(c)	Contingencies

Loss Reserves

Although AIG regularly reviews the adequacy of the established reserve for losses and loss expenses, there can be no assurance that AIG’s ultimate loss reserves will not develop adversely and materially exceed AIG’s current loss reserves. Estimation of ultimate net losses, loss expenses and loss reserves is a complex process for long-tail casualty lines of business, which include excess and umbrella liability, directors and officers liability, professional liability, medical malpractice, workers’ compensation, general liability, products liability and related classes, as well as for asbestos and environmental exposures. Generally, actual historical loss development factors are used to project future loss development. However, there can be no assurance that future loss development patterns will be the same as in the past. Moreover, any deviation in loss cost trends or in loss development factors might not be discernible for an extended period of time subsequent to the recording of the initial loss reserve estimates for any accident year. Thus, there is the potential for reserves with respect to a number of years to be significantly affected by changes in loss cost trends or loss development factors that were relied upon in setting the reserves. These changes in loss cost trends or loss development factors could be attributable to changes in inflation, in labor and material costs or in the judicial environment, or in other social or economic phenomena affecting claims.

Deferred Tax Assets

AIG’s determination of the realizability of deferred tax assets requires estimates of future taxable income. Such estimates could change in the near term, perhaps materially, which may require AIG to adjust its valuation allowance. Such adjustment, either positive or negative, could be material to AIG’s consolidated financial condition or its results of operations. See Note 9 to the Consolidated Financial Statements.

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

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

7.	Commitments, Contingencies and Guarantees (continued)

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

AIG and certain of its subsidiaries are parties to derivative financial instruments with market risk resulting from both dealer and end-user activities to reduce currency, interest rate, equity and commodity exposures. These instruments are carried at their fair value in the consolidated balance sheet. The majority of AIG’s derivative activity is transacted by AIGFP. See Note 8 to the Consolidated Financial Statements included in the 2007 Annual Report on Form 10-K.

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

See also Note 11 to the Consolidated Financial Statements for information on the termination of selected AIG voluntary non-qualified deferred compensation plans.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

8.	Employee Benefits

The components of the net periodic benefit cost with respect to pensions and other postretirement benefits were as follows:

	Pensions			Postretirement
	Non-U.S.	U.S.		Non-U.S.	U.S.
(in millions)	Plans	Plans	Total	Plans	Plans	Total

Three Months Ended September 30, 2008
Components of net periodic benefit cost:
Service cost	$34	$32	$66	$2	$2	$4
Interest cost	16	49	65	1	4	5
Expected return on assets	(11)	(59)	(70)	–	–	–
Amortization of prior service cost	(3)	–	(3)	–	–	–
Amortization of net loss	15	3	18	–	–	–
Curtailment gain	(6)	–	(6)	–	–	–
Settlement gain	(1)	–	(1)	–	–	–

Net periodic benefit cost	$44	$25	$69	$3	$6	$9

Three Months Ended September 30, 2007
Components of net periodic benefit cost:
Service cost	$22	$30	$52	$1	$3	$4
Interest cost	12	45	57	1	3	4
Expected return on assets	(9)	(53)	(62)	–	–	–
Amortization of prior service cost	(2)	(1)	(3)	–	–	–
Amortization of net loss	2	9	11	–	–	–
Amortization of initial net obligation	1	–	1	–	–	–
Settlement loss	–	3	3	–	–	–

Net periodic benefit cost	$26	$33	$59	$2	$6	$8

Nine Months Ended September 30, 2008
Components of net periodic benefit cost:
Service cost	$84	$96	$180	$6	$6	$12
Interest cost	44	149	193	3	12	15
Expected return on assets	(34)	(178)	(212)	–	–	–
Amortization of prior service cost	(8)	(1)	(9)	–	–	–
Amortization of net loss	22	12	34	–	–	–
Curtailment gain	(6)	–	(6)	–	–	–
Settlement loss	1	–	1	–	–	–

Net periodic benefit cost	$103	$78	$181	$9	$18	$27

Nine Months Ended September 30, 2007
Components of net periodic benefit cost:
Service cost	$66	$90	$156	$4	$8	$12
Interest cost	36	134	170	2	11	13
Expected return on assets	(27)	(160)	(187)	–	–	–
Amortization of prior service cost	(7)	(2)	(9)	–	(1)	(1)
Amortization of net loss	7	27	34	–	–	–
Amortization of initial net obligation	1	–	1	–	–	–
Settlement loss	1	3	4	–	–	–

Net periodic benefit cost	$77	$92	$169	$6	$18	$24

Expected Cash Flows

As disclosed in its 2007 Annual Report on Form 10-K, AIG expected to contribute $118 million to its U.S. and non-U.S. pension plans in 2008. For the nine months ended September 30, 2008, AIG had contributed $122 million to its U.S. and non-U.S. pension plans. Based upon the current funded status of the plans, the current interest rate environment, and the

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

projected performance of pension plan assets, additional expected contributions for the U.S. and non-U.S. pension plans in the 2008 fourth quarter range from approximately $168 million to $532 million. Actual contributions will depend on asset performance, foreign exchange rates, and the interest rate environment as of December 31, 2008. Actual contributions may also vary as a result of anticipated business dispositions.

9.	Federal Income Taxes

Interim Period Tax Assumptions and Effective Tax Rates

AIG’s interim period tax expense or benefit is measured using an estimated annual effective tax rate. To the extent that a portion of AIG’s annual pretax income or loss cannot be reliably estimated, the actual tax expense or benefit applicable to that income or loss is reported in the interim period in which the related income or loss is reported. AIG is unable to reliably estimate impairments of goodwill, other-than-temporary impairments, realized capital gains and losses, and the operating results of AIGFP. Therefore, the tax effects of these items, to the extent deductible, are calculated at the applicable local statutory rate (predominantly 35 percent) and are reported as discrete adjustments to the estimated annual effective tax rate that AIG applies to all other pretax income.

The effective tax rate on the pre-tax loss for the three-month period ended September 30, 2008 was 12.3 percent. The effective tax rate was lower than the statutory rate of 35 percent due primarily to $6.9 billion of deferred tax expense recorded during the third quarter, comprising $3.6 billion of deferred tax expense attributable to the potential sale of foreign businesses, and a $3.3 billion valuation allowance to reduce tax benefits on capital losses to the amount that AIG believes is more likely than not to be realized.

The effective tax rate on the pre-tax loss for the nine-month period ended September 30, 2008 was 21.5 percent and was also lower than the statutory rate primarily due to the $6.9 billion of deferred tax expense, which is discussed above, as well as other tax charges previously recorded.

The effective tax rates on pre-tax income for the three- and nine-month periods ended September 30, 2007 were 30.0 percent and 28.0 percent, respectively. These effective tax rates were lower than the statutory rate due primarily to benefits from remediation adjustments and the recognition of tax benefits associated with the SICO Plan for which the compensation expense was recognized in prior years.

Valuation Allowances

In general, realization of deferred tax assets depends on a company’s ability to generate sufficient taxable income of the appropriate character within the carryforward periods of the jurisdictions in which the net operating losses and deductible temporary differences were incurred. AIG assessed its ability to realize the deferred tax asset of $19.1 billion and concluded a $3.3 billion valuation allowance was required to reduce the deferred tax asset to an amount AIG believes is more likely than not to be realized.

When making its assessment, AIG considered all available evidence, including future reversals of existing taxable temporary differences, estimated future GAAP taxable income, and tax-planning strategies AIG would implement, if necessary, to realize the net deferred tax asset.

In assessing future GAAP taxable income, AIG considered its strong earnings history exclusive of the recent losses on the super senior credit default swap portfolio and from the securities lending program, because AIG expects to enter into transactions with the NY Fed to limit exposure to future losses. AIG also considered taxable income from the sales of businesses under its asset disposition plan, the continuing earnings strength of the insurance businesses it intends to retain and its recently announced debt and preferred stock transactions with the NY Fed and United States Treasury, respectively, together with other actions AIG is taking, when assessing the ability to generate sufficient future taxable income during the relevant carryforward periods to realize the deferred tax asset. See Note 11 to the Consolidated Financial Statements.

In evaluating the realizability of the loss carryforwards, AIG considered the relief provided by IRS Notice 2008-84 which provides that the limitation on loss carryforwards that can arise as a result of one or more acquisitions of stock of a loss company will not apply to such stock acquisitions for any period during which the United States becomes a direct or indirect owner of a more than 50 percent interest in the loss company.

At September 30, 2008, AIG has recorded deferred tax assets related to stock compensation of $200 million. Due to the significant decline in AIG’s stock price, these deferred tax assets may not be realizable in the future. FAS 123(R) precludes AIG from recognizing an impairment charge on these assets until the related stock awards are either exercised, vested or expired. Any charge associated with the deferred tax asset would be reflected in additional paid-in capital rather than income tax expense.

Undistributed Earnings

During the three months ended September 30, 2008, AIG recorded $3.6 billion of deferred tax expense attributable to foreign businesses. This deferred tax, primarily related to GAAP and tax differences such as DAC, has not been previously recorded because the earnings from certain

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

9.	Federal Income Taxes (continued)

non-U.S. subsidiaries had been reinvested abroad indefinitely. At September 30, 2008, AIG continues to maintain permanent reinvestment assertions with respect to foreign general insurance and related companies. Approximately $7 billion of GAAP earnings related to such foreign general insurance and related companies has not been subject to U.S. tax under Accounting Principles Board Opinion No. 23, “Accounting for Income Taxes — Special Areas”.

Tax Filings and Examinations

On March 20, 2008, AIG received a Statutory Notice of Deficiency from the IRS for years 1997 to 1999. The Notice asserted that AIG owes additional taxes for these years primarily due to the disallowance of foreign tax credits. AIG has paid the assessed tax plus interest and penalties for 1997 and has filed a claim for refund. AIG has also paid the additional taxes, interest, and penalties assessed for 1998 and 1999. AIG will vigorously defend its position, and continues to believe that it has adequate reserves for any liability that could result from the IRS actions.

During the third quarter, the IRS announced a settlement initiative with respect to certain taxpayers that participated in targeted leasing transactions. On October 6, 2008, AIG notified the IRS of its decision to participate in the settlement offer. In accordance with FIN 48 and FSP 13-2, AIG anticipates recording an after-tax charge of approximately $34 million to $100 million for this matter in the fourth quarter of 2008.

FIN 48

As of September 30, 2008 and December 31, 2007, AIG’s unrecognized tax benefits, excluding interest and penalties, were $2.4 billion and $1.3 billion, respectively. As of September 30, 2008 and December 31, 2007, AIG’s unrecognized tax benefits included $689 million and $299 million, respectively, related to tax positions the disallowance of which would not affect the effective tax rate. Accordingly, as of September 30, 2008 and December 31, 2007, the amounts of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate were $1.7 billion and $1.0 billion, respectively. Substantially all of the increase as of September 30, 2008 was attributable to the quarter ended March 31, 2008.

At September 30, 2008, AIG had accrued $420 million for the payment of interest (net of the federal benefit) and penalties.

AIG continually evaluates proposed adjustments by taxing authorities. At September 30, 2008, such proposed adjustments would not result in a material change to AIG’s consolidated financial condition, although it is possible that the effect could be material to AIG’s consolidated results of operations for an individual reporting period. Although it is reasonably possible that a significant change in the balance of unrecognized tax benefits may occur within the next twelve months, at this time it is not possible to estimate the range of the change due to the uncertainty of the potential outcomes.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

10.	Information Provided in Connection with Outstanding Debt

The following condensed consolidating financial statements reflect the results of AIG Life Holdings (US), Inc. (AIGLH), formerly known as American General Corporation, a holding company and a wholly owned subsidiary of AIG. AIG provides a full and unconditional guarantee of all outstanding debt of AIGLH.

In addition, AIG Liquidity Corp. and AIG Program Funding, Inc. are both wholly owned subsidiaries of AIG. AIG provides a full and unconditional guarantee of all obligations of AIG Liquidity Corp. and AIG Program Funding, Inc. There are no reportable amounts for these entities.

Condensed Consolidating Balance Sheet

	American
	International
	Group, Inc.		Other		Consolidated
(in millions)	(As Guarantor)	AIGLH	Subsidiaries	Eliminations	AIG

September 30, 2008
Assets:
Investments and Financial Services assets	$11,394	$40	$869,197	$(117,148)	$763,483
Loans to subsidiaries	61,470	–	(61,470)	–	–
Cash	1,260	–	17,310	–	18,570
Carrying value of subsidiaries and partially owned companies, at equity	83,608	27,740	35,616	(146,373)	591
Other assets	43,812	2,629	191,936	1,216	239,593

Total assets	$201,544	$30,409	$1,052,589	$(262,305)	$1,022,237

Liabilities:
Insurance liabilities	$–	$–	$547,857	$(108)	$547,749
Federal Reserve Bank of New York credit facility	62,960	–	–	–	62,960
Other long-term borrowings	48,285	2,136	227,226	(116,057)	161,590
Other liabilities	19,117	3,040	155,888	611	178,656

Total liabilities	130,362	5,176	930,971	(115,554)	950,955

Preferred shareholders’ equity in subsidiary companies	–	–	100	–	100
Total shareholders’ equity	71,182	25,233	121,518	(146,751)	71,182

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$201,544	$30,409	$1,052,589	$(262,305)	$1,022,237

December 31, 2007
Assets:
Investments and Financial Services assets	$13,378	$40	$850,414	$(21,790)	$842,042
Cash	84	1	2,199	–	2,284
Carrying value of subsidiaries and partially owned companies, at equity	111,714	24,396	18,542	(153,998)	654
Other assets	10,684	2,592	189,950	155	203,381

Total assets	$135,860	$27,029	$1,061,105	$(175,633)	$1,048,361

Liabilities:
Insurance liabilities	$43	$–	$528,059	$(75)	$528,027
Long-term borrowings	36,045	2,136	156,003	(18,135)	176,049
Other liabilities	3,971	2,826	244,672	(3,085)	248,384

Total liabilities	40,059	4,962	928,734	(21,295)	952,460

Preferred shareholders’ equity in subsidiary companies	–	–	100	–	100
Total shareholders’ equity	95,801	22,067	132,271	(154,338)	95,801

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$135,860	$27,029	$1,061,105	$(175,633)	$1,048,361

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

10.	Information Provided in Connection with Outstanding Debt (continued)

Condensed Consolidating Statement of Income (Loss)

	American
	International
	Group, Inc.		Other		Consolidated
(in millions)	(As Guarantor)	AIGLH	Subsidiaries	Eliminations	AIG

Three Months Ended September 30, 2008
Operating income (loss)	$(3,250)	$(24)	$(24,911)	$–	$(28,185)
Equity in undistributed net income of consolidated subsidiaries	(17,803)	(7,858)	–	25,661	–
Dividend income from consolidated subsidiaries	881	75	–	(956)	–
Income taxes (benefits)	4,296 *	(1)	(7,775)	–	(3,480)
Minority interest	–	–	237	–	237

Net income (loss)	$(24,468)	$(7,806)	$(16,899)	$24,705	$(24,468)

Three Months Ended September 30, 2007
Operating income (loss)	$(587)	$(37)	$5,503	$–	$4,879
Equity in undistributed net income of consolidated subsidiaries	2,343	55	–	(2,398)	–
Dividend income from consolidated subsidiaries	1,109	320	–	(1,429)	–
Income taxes (benefits)	(220)	256	1,427	–	1,463
Minority interest	–	–	(331)	–	(331)

Net income (loss)	$3,085	$82	$3,745	$(3,827)	$3,085

Nine Months Ended September 30, 2008
Operating income (loss)	$(4,135)	$(65)	$(44,005)	$–	$(48,205)
Equity in undistributed net income of consolidated subsidiaries	(31,721)	(10,833)	–	42,554	–
Dividend income from consolidated subsidiaries	2,354	75	–	(2,429)	–
Income taxes (benefits)	4,128 *	(8)	(14,494)	–	(10,374)
Minority interest	–	–	201	–	201

Net income (loss)	$(37,630)	$(10,815)	$(29,310)	$40,125	$(37,630)

Nine Months Ended September 30, 2007
Operating income (loss)	$(1,130)	$(123)	$18,632	$–	$17,379
Equity in undistributed net income of consolidated subsidiaries	9,192	546	–	(9,738)	–
Dividend income from consolidated subsidiaries	3,274	978	–	(4,252)	–
Income taxes (benefits)	(156)	249	4,775	–	4,868
Minority interest	–	–	(1,019)	–	(1,019)

Net income (loss)	$11,492	$1,152	$12,838	$(13,990)	$11,492

*	Income taxes recorded by the Parent company include deferred tax expense attributable to the potential sale of foreign businesses and a valuation allowance on capital losses. See Note 9 to the Consolidated Financial Statements for additional information.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

10.	Information Provided in Connection with Outstanding Debt (continued)

Condensed Consolidating Statement of Cash Flows

	American
	International
	Group, Inc.		Other	Consolidated
(in millions)	(As Guarantor)	AIGLH	Subsidiaries	AIG

Nine Months Ended September 30, 2008
Net cash provided by (used in) operating activities	$(238)	$179	$2,241	$2,182

Cash flows from investing:
Invested assets disposed	1,014	–	118,971	119,985
Invested assets acquired	(3,925)	–	(136,156)	(140,081)
Loans to subsidiaries	(75,290)	–	75,290	–
Other	465	(180)	12,351	12,636

Net cash provided by (used in) investing activities	(77,736)	(180)	70,456	(7,460)

Cash flows from financing activities:
Federal Reserve Bank of New York credit facility borrowings	61,000		–	61,000
Issuance of long-term borrowings	21,586		89,972	111,558
Repayments of long-term borrowings	(4,771)		(109,280)	(114,051)
Proceeds from common stock issued	7,343		–	7,343
Payments advanced to purchase shares	(1,000)		–	(1,000)
Cash dividends paid to shareholders	(1,629)		–	(1,629)
Other	(3,379)	–	(38,283)	(41,662)

Net cash provided by (used in) financing activities	79,150	–	(57,591)	21,559

Effect of exchange rate changes on cash	–		5	5

Change in cash	1,176	(1)	15,111	16,286
Cash at beginning of period	84	1	2,199	2,284

Cash at end of period	$1,260	$–	$17,310	$18,570

Nine Months Ended September 30, 2007
Net cash provided by (used in) operating activities	$(95)	$375	$27,269	$27,549

Cash flows from investing:
Invested assets disposed	2,129	–	124,600	126,729
Invested assets acquired	(8,634)	–	(152,187)	(160,821)
Other	(1,199)	(220)	(30,351)	(31,770)

Net cash provided by (used in) investing activities	(7,704)	(220)	(57,938)	(65,862)

Cash flows from financing activities:
Issuance of long-term borrowings	13,540	–	58,499	72,039
Repayments of long-term borrowings	(1,143)	–	(48,500)	(49,643)
Payments advanced to purchase shares	(5,000)	–	–	(5,000)
Cash dividends paid to shareholders	(1,372)	–	–	(1,372)
Other	1,723	(154)	21,371	22,940

Net cash provided by (used in) financing activities	7,748	(154)	31,370	38,964

Effect of exchange rate changes on cash			8	8

Change in cash	(51)	1	709	659
Cash at beginning of period	76	–	1,514	1,590

Cash at end of period	$25	$1	$2,223	$2,249

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

10.	Information Provided in Connection with Outstanding Debt (continued)

Supplementary disclosure of cash flow information:

	Nine Months
	Ended September 30,

(in millions)	2008	2007

Intercompany non-cash financing activities:
Settlement of repurchase agreement with loan receivable	$3,160	–
Intercompany non-cash investing activities:
Capital contributions to subsidiaries through forgiveness of loans	$14,510	–

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

The revisions and their effect on the American International Group, Inc. (as Guarantor) Condensed Statement of Cash Flows for the nine months ended September 30, 2007 were as follows:

	Originally Reported
(in millions)	September 30, 2007	Revisions	As Revised

Cash flows provided by (used in) operating activities	$1,627	$(1,722)	$(95)

Cash flows provided by (used in) investing activities	(7,799)	95	(7,704)

Cash flows provided by (used in) financing activities	6,121	1,627	7,748

11.	Subsequent Events

Utilization of the Fed Facility

Borrowings outstanding and remaining available amount that can be borrowed under the Fed Facility were as follows:

	Inception	Inception
	Through	Through
	September 30,	November 5,
(in millions)	2008	2008

Borrowings:
Loans to AIGFP for collateral postings, GIA and other maturities	$35,340	$43,100
Capital contributions to insurance companies (a)	13,341	13,687
Repayment of obligations to securities lending program	3,160	3,160
AIG Funding commercial paper maturities	2,717	3,714
Repayment of intercompany loans	1,528	1,528
Contributions to AIGCFG subsidiaries	1,094	1,591
Debt repayments	1,038	1,578
Other borrowings (a)	2,782	8,642

Total borrowings	61,000	77,000

Repayments:
Repayments not reducing available amounts	–	16,000	(b)
Repayments reducing available amounts	–	–

Total repayments	–	16,000

Net borrowings	61,000	61,000
Total Fed Facility	85,000	85,000

Remaining available amount	24,000	24,000

Net borrowings	61,000	61,000
Paid in kind interest and fees	1,960	1,960

Total balance outstanding	$62,960	$62,960

(a)	Includes securities lending activities.
(b)	Includes repayments due to funds received from the Fed Securities Lending Agreement and the CPFF.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

11.	Subsequent Events (continued)

Preferred Equity Investment by the United States Treasury Pursuant to TARP

On November 9, 2008, AIG and the United States Treasury agreed in principle to a transaction pursuant to which the United States Treasury will purchase from AIG $40 billion liquidation preference of newly issued perpetual preferred stock (Series D Preferred Shares) under the United States Treasury’s Troubled Asset Relief Program (TARP). The Series D Preferred Shares will be in addition to the Series C Preferred Stock related to the Fed Credit Agreement. AIG is required to use the net proceeds from the sale of the Series D Preferred Shares to repay a portion of the outstanding balance under the Fed Facility.

The Series D Preferred Shares will rank pari passu with the Series C Preferred Stock and senior to AIG’s common stock. The Series D Preferred Shares will have limited class voting rights and will accumulate cumulative compounding dividends at a rate equal to 10 percent per annum. The dividends will be payable when, as and if declared by AIG’s Board of Directors. AIG will not be able to declare or pay any dividends on AIG’s common stock or on any AIG preferred stock ranking pari passu with or junior to the Series D Preferred Shares until dividends on the Series D Preferred Shares have been paid. AIG may redeem the Series D Preferred Shares at the stated liquidation preference, plus accumulated but unpaid dividends, at any time that the Trust or a successor entity beneficially owns less than 30 percent of AIG’s voting securities and no holder of the Series D Preferred Shares controls or has the potential to control AIG.

Pursuant to the agreement between AIG and the United States Treasury in connection with the Series D Preferred Shares, for as long as the United States Treasury owns any of the Series D Preferred Shares, AIG will be subject to restrictions on its ability to repurchase capital stock, and will be required to adopt and maintain policies limiting corporate expenses, lobbying activities and executive compensation.

In connection with the issuance of the Series D Preferred Shares, AIG will also issue a 10-year warrant to the United States Treasury exercisable for a number of shares of common stock of AIG equal to two percent of the issued and outstanding shares of common stock on the date of the issuance (in connection with the issuance of the warrant, the voting, dividend and conversion rights of the Series C Preferred Stock will be reduced from 79.9 percent to 77.9 percent.) The warrant will be exercisable at any time and will have an exercise price equal to the par value of AIG’s common stock at the time of exercise. The United States Treasury has agreed that it will not exercise any voting rights with respect to the common stock issued upon exercise of the warrant. The warrant will not be subject to contractual transfer restrictions other than restrictions necessary to comply with U.S. federal and state securities laws. AIG will be obligated, at the request of the United States Treasury, to file a registration statement with respect to the warrant and the common stock for which the warrant can be exercised. During the 10-year term of the warrant, if the shares of common stock of AIG are no longer listed or trading on a national securities exchange, AIG may be obligated, at the direction of the United States Treasury, to exchange all or a portion of the warrant for another economic interest of AIG classified as permanent equity under U.S. GAAP with an equivalent fair value. If the Series D Preferred Shares issued in connection with the warrant are redeemed in whole or transferred to third parties, AIG may repurchase the warrant then held by the United States Treasury at any time for its fair market value so long as no holder of the warrant controls or has the potential to control AIG. As a result of the issuance of the warrant, the number of shares into which the Series C Preferred Stock will be convertible will be reduced to 77.9 percent of the outstanding shares of common stock.

Amending the Fed Credit Agreement

On November 9, 2008, AIG and the NY Fed agreed, subject to the issuance of the Series D Preferred Shares, to amend the Fed Credit Agreement to, among other things, (i) provide that the total commitment under the Fed Facility following the issuance of the Series D Preferred Shares shall be $60 billion; (ii) reduce the interest rate payable on outstanding borrowings under the Fed Facility from three-month LIBOR (not less than 3.5 percent) plus 8.5 percent per annum to three-month LIBOR (not less than 3.5 percent) plus 3.0 percent per annum; (iii) reduce the fee payable on undrawn amounts from 8.5 percent per annum to 0.75 percent per annum; and (iv) extend the term of the Fed Facility from two years to five years.

Securities Lending Agreement with the Federal Reserve Bank of New York

On October 8, 2008, certain of AIG’s life insurance and retirement services subsidiaries entered into a securities lending agreement with the NY Fed, providing that the NY Fed will borrow, on an overnight basis on commercial terms and conditions, investment grade fixed maturity securities from these AIG subsidiaries in return for cash collateral. Prior to this arrangement, draw downs under the existing Fed Facility were used, in part, to settle securities lending transactions. The NY Fed has been borrowing securities pursuant to the securities lending agreement, which has allowed AIG to replenish liquidity in the securities lending program on an as-needed basis, while providing possession and control of these third-party securities to the NY Fed.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

As of November 5, 2008, the total value of securities lending payables amounted to $34.2 billion, with $19.9 billion of this amount payable to the NY Fed under this agreement.

AIG’s U.S. securities lending program is scheduled to be terminated in the fourth quarter of 2008 as further described below.

Transfer of RMBS by Certain AIG Insurance Subsidiaries

AIG and the NY Fed expect to establish a facility under which approximately $40 billion principal amount of residential mortgage-backed securities (RMBS) related to AIG’s U.S. securities lending program will be transferred by certain AIG insurance subsidiaries to a newly-formed limited liability company (the RMBS LLC) that will be financed by the NY Fed and AIG. Proceeds to the insurance company subsidiaries, together with other AIG funds, will be used to return all cash collateral posted by securities borrowers, including approximately $19.9 billion to be returned to the NY Fed. After all collateral is returned, AIG’s U.S. securities lending program will be terminated.

The aggregate proceeds to the AIG insurance company subsidiaries will be equal to the estimated fair value of the RMBS at October 31, 2008, adjusted for collections and certain other events between such date and the closing date of the purchase, which is expected to be prior to November 30, 2008. At September 30, 2008, the fair value of the RMBS being transferred was $23.5 billion. AIG will provide $1 billion of proceeds to the AIG entities and the NY Fed will provide the remainder of the proceeds up to $22.5 billion.

Interest on both the NY Fed’s senior loan and AIG’s subordinated loan will be capitalized (converted to principal of the related loan instead of being paid in cash). Payments of interest on, and principal of, the RMBS and the net sale proceeds, if any, on the RMBS received by the RMBS LLC will be used to pay principal of the NY Fed’s senior loan in full before any payments are made on AIG’s subordinated loan. None of the obligations of RMBS LLC have recourse to AIG, although AIG’s subordinated loan will be exposed to losses of the RMBS LLC up to $1 billion plus the amount of capitalized interest thereon. After the loans have returned amounts equal to their principal and capitalized interest, payments with respect to the remaining RMBS received by the RMBS LLC will be allocated as contingent interest on both of the loans. There are no economic interests in the RMBS LLC other than the NY Fed’s senior loan and AIG’s subordinated loan.

The implementation of RMBS LLC is subject to approval of the relevant state insurance commissioners.

Terminations of Multi-Sector Credit Default Swap Transactions and Sale of Underlying CDOs

AIGFP has currently outstanding multi-sector credit default swaps with third-party counterparties related to CDOs. Such credit default swaps require that AIGFP post collateral with the counterparties to secure its obligations based on fair value deterioration, ratings downgrades of referenced obligations and downgrades of AIG’s ratings. As of November 5, 2008, AIGFP had either agreed to post or posted collateral based on exposures calculated in respect of multi-sector credit default swaps in an aggregate net amount of $37.3 billion.

AIG and the NY Fed expect to establish a facility in which a newly-formed limited liability company (the CDO LLC) will offer to purchase CDOs from the counterparties, who will concurrently with such purchase terminate the related credit default swaps. AIGFP and the NY Fed have begun negotiating the terminations; depending on the level of counterparty participation, on the closing date, the NY Fed will advance up to $30 billion (the Tranche A Loan) and AIG will advance $5 billion (the Tranche B Loan) to the CDO LLC to fund the purchase price of such CDOs. Separately, AIG will pay the costs associated with the unwind of the related CDSs, and so will bear the risk of declines in the market value of the CDOs through October 31, 2008. After the closing date, AIGFP will not be subject to any further collateral calls related to the terminated credit default swaps.

Interest on both the Tranche A Loan and the Tranche B Loan will be capitalized. Payments of interest on, and principal of, the CDOs received by the CDO LLC will be used to pay principal and interest of the Tranche A Loan in full before any payments may be made on the Tranche B Loan. None of the obligations of the CDO LLC have recourse to AIG, although AIG’s Tranche B Loan will be exposed to losses of the CDO LLC up to its principal amount plus the amount of capitalized interest thereon. After the loans have returned amounts equal to their principal and capitalized interest, payments with respect to the remaining CDOs received by the CDO LLC will be allocated as contingent interest on both of the loans. There are no economic interests in the CDO LLC other than the Tranche A Loan and Tranche B Loan.

Because the successful implementation of the proposed establishment of CDO LLC depends on the agreement of counterparties to terminate their super senior credit default swaps, no assurance can be given that this facility will be completed or, if completed, on the level of participation.

Commercial Paper Funding Facility

On October 27, 2008, four AIG affiliates applied for participation in the NY Fed’s Commercial Paper Funding Facility (CPFF). AIG Funding, Inc., ILFC, Curzon Funding LLC and Nightingale Finance LLC may issue up to approximately

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

$6.9 billion, $5.7 billion, $7.2 billion and $1.1 billion, respectively, of commercial paper under the CPFF. As of November 5, 2008, these entities had borrowed a total of approximately $15.2 billion under this facility, which allowed AIG to repay borrowings under the Fed Facility.

These AIG affiliates are participating in the CPFF on the same terms and conditions as other non-AIG companies.

Proceeds from the issuance of the commercial paper will be used to refinance AIG’s outstanding commercial paper as it matures, meet other working capital needs and make voluntary prepayments under the Fed Facility. The voluntary repayments of the Fed Facility will not reduce the amount available to be borrowed thereunder.

Asset Disposition Plan

AIG has recently hired a Vice Chairman and Chief Restructuring Officer to oversee the asset disposition plan to sell assets and businesses to repay the Fed Facility.

AIG intends to retain the majority of its U.S. property and casualty and foreign general insurance businesses, and to retain an ownership interest in certain of its foreign life insurance operations. AIG is exploring divestiture opportunities for its remaining businesses. Proceeds from these sales are contractually required to be applied toward the repayment of the Fed Facility. None of the businesses under consideration for sale at September 30, 2008 met the criteria in FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” to qualify as “held for sale.” Management continues to evaluate the status of its asset sales with respect to these criteria.

In connection with AIG’s asset disposition plan, subsequent to September 30, 2008, AIG entered into negotiations to sell certain operations in its General Insurance, Life Insurance and Retirement Services, Financial Services and Asset Management operating segments. These operations had total assets and liabilities with carrying values of approximately $9 billion and $6 billion, respectively, at September 30, 2008. AIG expects to enter into purchase agreements with respect to these assets during the fourth quarter of 2008.

Dispositions of certain businesses may be subject to regulatory approval.

Termination of Voluntary Deferred Compensation Plans

In October 2008, the Compensation and Management Resources Committee of the Board of Directors approved the termination of 14 voluntary deferred compensation plans. In accordance with the provisions of Section 409A of the Code, these plans will terminate and approximately $503 million in deferred compensation, which had been previously accrued, will be paid out to employees, agents and registered representatives during the first quarter of 2009.

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

Cautionary Statement Regarding Projections and Other Information About Future Events

This Quarterly Report on Form 10-Q and other publicly available documents may include, and AIG’s officers and representatives may from time to time make, projections concerning financial information and statements concerning future economic performance and events, plans and objectives relating to the establishment of special purpose vehicles with the NY Fed, asset dispositions, liquidity, collateral posting requirements, management, operations, products and services, and assumptions underlying these projections and statements. These projections and statements are not historical facts but instead represent only AIG’s belief regarding future events, many of which, by their nature, are inherently uncertain and outside AIG’s control. These projections and statements may address, among other things, the number, size, terms and timing of dispositions and their potential effect on AIG’s businesses, financial condition, results of operations, cash flows and liquidity (and AIG at any time and from time to time may change its plans with respect to the sale of one or more businesses), the effect on AIG’s liquidity of the establishment of two special purpose vehicles with the NY Fed, AIG’s exposures to subprime mortgages, monoline insurers and the residential and commercial real estate markets and AIG’s strategy for growth, product development, market position, financial results and reserves. It is possible that AIG’s actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these projections and statements. Factors that could cause AIG’s actual results to differ, possibly materially, from those in the specific projections and statements are discussed in Risk Factors, and throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) and in Item 1A. Risk Factors of this Quarterly Report on Form 10-Q and Item 1A. Risk Factors of AIG’s Annual Report on Form 10-K for the year ended December 31, 2007 (2007 Annual Report on Form 10-K). AIG is not under any obligation (and expressly disclaims any such obligations) to update or alter any projection or other statement, whether written or oral, that may be made from time to time, whether as a result of new information, future events or otherwise.

American International Group, Inc. and Subsidiaries

In addition to reviewing AIG’s results for the three and nine months ended September 30, 2008, this MD&A supplements and updates the information and discussion included in the 2007 Annual Report on Form 10-K to reflect developments in or affecting AIG’s business to date during 2008. Throughout this MD&A, AIG presents its operations in the way it believes will be most meaningful. Statutory loss ratios and combined ratios are presented in accordance with accounting principles prescribed by insurance regulatory authorities because these are standard measures of performance filed with insurance regulatory authorities and used for analysis in the insurance industry and thus allow more meaningful comparisons with AIG’s insurance competitors. AIG also uses cross-references to additional information included in this Quarterly Report on Form 10-Q and in the 2007 Annual Report on Form 10-K to assist readers seeking related information on a particular subject.

American International Group, Inc. and Subsidiaries

Consideration of AIG’s Ability to Continue as a Going Concern

In connection with the preparation of its third quarter Form 10-Q, management has assessed whether AIG has the ability to continue as a going concern. In making this assessment, AIG has considered:

•	The liquidity events leading up to September 22, 2008;

•	AIG’s liquidity-related actions and plans to stabilize its businesses and repay the facility (Fed Facility) created pursuant to the $85 billion credit agreement, dated September 22, 2008 (Fed Credit Agreement), between AIG and the Federal Reserve Bank of New York (NY Fed);

•	The negative effects of the liquidity events on AIG’s businesses and AIG’s efforts to address such effects; and

•	The substantial risks to which AIG is subject.

Each of these items is discussed in more detail below.

In considering these items, management has made significant judgments and estimates with respect to the potentially adverse financial and liquidity effects of AIG’s risks and uncertainties. Management has also assessed other items and risks arising in AIG’s businesses and made reasonable judgments and estimates with respect thereto. After consideration, management believes that it will have adequate liquidity to finance and operate AIG’s businesses and continue as a going concern for at least the next twelve months.

It is possible that the actual outcome of one or more of management’s plans could be materially different or that one or more of management’s significant judgments or estimates about the potential effects of the risks and uncertainties could be prove to be materially incorrect or that the principal transactions disclosed in Note 11 to the Consolidated Financial Statements (and as discussed below) do not result in completed transactions. If one or more of these possible outcomes were realized, AIG may not have sufficient cash to meet its obligations. If AIG needs funds in excess of amounts available from the sources described below, AIG would need to find additional financing and, if such additional financing were to be unavailable, there could be substantial doubt about AIG’s ability to continue as a going concern.

Liquidity Events Leading Up to September 22, 2008

Liquidity Entering the Third Quarter

AIG parent entered the third quarter of 2008 with $17.6 billion of cash and cash equivalents, including the remaining proceeds from the issuance of $20 billion of common stock, equity units, and junior subordinated debt securities in May 2008. In addition, AIG’s securities lending collateral pool held $10.4 billion of cash and other short-term investments. On August 18, 2008, AIG raised $3.25 billion through the issuance of 8.25% Notes Due 2018.

Strategic Review and Proposed Liquidity Measures

From mid-July and throughout August 2008, AIG’s then Chief Executive Officer, Robert Willumstad, was engaged in a review of AIG’s businesses. Mr. Willumstad had announced that he would hold an investor meeting on September 25, 2008 to present the results of his review.

During this same time period, AIG was engaged in a review of measures to address the liquidity concerns in AIG’s securities lending portfolio discussed in previous SEC filings and to address the ongoing collateral calls with respect to AIGFP’s super senior multi-sector credit default swap portfolio. To facilitate this process, AIG asked a number of investment banking firms to discuss possible solutions to these issues. In late August, AIG engaged J.P. Morgan Securities, Inc. (J.P. Morgan) to assist in developing alternatives, including a potential additional capital raise.

Continuing Liquidity Pressures

Under AIG’s securities lending program, cash collateral is received from borrowers and invested by AIG primarily in fixed maturity securities to earn a spread. Historically, AIG had received cash collateral from borrowers of 100-102 percent of the value of the loaned securities. In light of more favorable terms offered by other lenders of securities, AIG accepted cash advanced by borrowers of less than the 102 percent historically required by insurance regulators. Under an agreement with its insurance company subsidiaries participating in the securities lending program, AIG parent deposited collateral in an amount sufficient to address the deficit. AIG parent also deposited amounts into the collateral pool to offset losses realized by the pool in connection with sales of impaired securities. Aggregate deposits by AIG parent to or for the benefit of the securities lending collateral pool through August 31, 2008 totaled $3.3 billion.

In addition, from July 1, 2008 to August 31, 2008, the continuing decline in value of the super senior collateralized debt obligations (CDO) securities protected by AIGFP’s super senior credit default swap portfolio, together with ratings downgrades of such CDO securities, resulted in AIGFP posting or agreeing to post collateral in an aggregate net amount of $6.0 billion.

By the beginning of September 2008, these collateral postings and securities lending requirements were placing increasing stress on AIG parent’s liquidity.

Rating Agencies

In early September 2008, AIG met with the representatives of the principal rating agencies to discuss Mr. Willumstad’s

American International Group, Inc. and Subsidiaries

strategic review as well as the liquidity issues arising from AIG’s securities lending program and AIGFP’s super senior multi-sector CDO credit default swap portfolio. On Friday, September 12, 2008, S&P placed AIG on CreditWatch with negative implications and noted that upon completion of its review, the agency could affirm AIG parent’s current rating of “AA-” or lower the rating by one to three notches. AIG understood that both S&P and Moody’s would re-evaluate AIG’s ratings early in the week of September 15, 2008. Also on Friday, September 12, 2008, AIG’s subsidiaries ILFC and AGF were unable to replace all of their maturing commercial paper with new issuances of commercial paper. As a result, AIG advanced loans to these subsidiaries to meet their commercial paper obligations.

The Accelerated Capital Raise Attempt

As a result of S&P’s action, AIG accelerated the process of attempting to raise additional capital and over the weekend of September 13 and 14, 2008 discussed potential capital injections and other liquidity measures with private equity firms, sovereign wealth funds and other potential investors. AIG kept the United States Treasury and the NY Fed informed of these efforts. AIG also engaged Blackstone Advisory Services LP to assist in developing alternatives, including a potential additional capital raise. Despite offering a number of different structures through this process, AIG did not receive a proposal it could act upon in a timely fashion. AIG’s difficulty in this regard resulted in part from the dramatic decline in its common stock price from $22.76 on September 8, 2008 to $12.14 on September 12, 2008. This decrease in stock price made it unlikely that AIG would be able to raise the large amounts of capital that would be necessary if AIG’s long-term debt rating were downgraded.

AIG Attempts to Enter into a Syndicated Secured Lending Facility

On Monday, September 15, 2008, AIG was again unable to access the commercial paper market for its primary commercial paper programs, AIG Funding, ILFC and AGF. Payments under the programs totaled $2.2 billion for the day, and AIG advanced loans to ILFC and AGF to meet their funding obligations. In addition, AIG experienced returns under its securities lending programs which led to cash payments of $5.2 billion to securities lending counterparties on that day.

On Monday morning, September 15, 2008, AIG met with representatives of Goldman, Sachs & Co., J.P. Morgan and the NY Fed to discuss the creation of a $75 billion secured lending facility to be syndicated among a number of large financial institutions. The facility was intended to act as a bridge loan to meet AIG parent’s liquidity needs until AIG could sell sufficient assets to stabilize and enhance its liquidity position. Goldman, Sachs & Co. and J.P. Morgan immediately began the syndication attempt.

The Rating Agencies Downgrade AIG’s Long-Term Debt Rating

In the late afternoon of September 15, 2008, S&P downgraded AIG’s long-term debt rating by three notches, Moody’s downgraded AIG’s long-term debt rating by two notches and Fitch downgraded AIG’s long-term debt rating by two notches. As a consequence of the rating actions, AIGFP estimated that it would need in excess of $20 billion in order to fund additional collateral demands and transaction termination payments in a short period of time. Subsequently, in a period of approximately 15 days following the rating actions, AIGFP was required to fund approximately $32 billion, reflecting not only the effect of the rating actions but also changes in market levels and other factors.

The Private Sector Solution Fails

By Tuesday morning, September 16, 2008, it had become apparent that Goldman, Sachs & Co. and J.P. Morgan were unable to syndicate a lending facility. Moreover, the downgrades combined with a steep drop in AIG’s common stock price to $4.76 on September 15, 2008, had resulted in counterparties withholding payments from AIG and refusing to transact with AIG even on a secured short-term basis. As a result, AIG was unable to borrow in the short-term lending markets. To provide liquidity on Tuesday, September 16, 2008, both ILFC and AGF drew down on their revolving credit facilities, resulting in borrowings of approximately $6.5 billion and $4.6 billion, respectively.

Also, on September 16, 2008, AIG was notified by its insurance regulators that it would no longer be permitted to borrow funds from its insurance company subsidiaries under a revolving credit facility that AIG had maintained with certain of its insurance subsidiaries acting as lenders. Subsequently, the insurance regulators required AIG to repay any outstanding loans under that facility and to terminate it. The intercompany facility was terminated effective September 22, 2008.

Fed Credit Agreement

By early Tuesday afternoon on September 16, 2008, it was clear that AIG had no viable private sector solution to its liquidity crisis. At this point, AIG received the terms of a secured lending agreement that the NY Fed was prepared to provide. AIG estimated that it had an immediate need for cash in excess of its available liquid resources. That night, AIG’s Board of Directors approved borrowing from the NY Fed based on a term sheet that set forth the terms of the secured credit agreement and related equity participation. Over the next six days, AIG elected Edward M. Liddy, Director, Chairman, and CEO, replacing Robert Willumstad in those positions, and negotiated a definitive credit agreement with the NY Fed and borrowed, on a secured basis, approximately

American International Group, Inc. and Subsidiaries

$37 billion from the NY Fed before formally entering into the Fed Credit Agreement.

On September 22, 2008, AIG entered into the Fed Credit Agreement in the form of a two-year secured loan and a Guarantee and Pledge Agreement (the Pledge Agreement) with the NY Fed. See Notes 5 and 11 to the Consolidated Financial Statements for more information regarding the terms of and borrowings under the Fed Credit Agreement.

Borrowings outstanding and remaining available amount that can be borrowed under the Fed Facility were as follows:

	Inception	Inception
	Through	Through
	September 30,	November 5,
(in millions)	2008	2008

Borrowings:
Loans to AIGFP for collateral postings, GIA and other maturities	$35,340	$43,100
Capital contributions to insurance companies(a)	13,341	13,687
Repayment of obligations to securities lending program	3,160	3,160
AIG Funding commercial paper maturities	2,717	3,714
Repayment of intercompany loans	1,528	1,528
Contributions to AIGCFG subsidiaries	1,094	1,591
Debt repayments	1,038	1,578
Other borrowings(a)	2,782	8,642

Total borrowings	61,000	77,000

Repayments:
Repayments not reducing available amounts	–	16,000	(b)
Repayments reducing available amounts	–	–

Total repayments	–	16,000

Net borrowings	61,000	61,000
Total Fed Facility	85,000	85,000

Remaining available amount	24,000	24,000

Net borrowings	61,000	61,000
Paid in kind interest and fees	1,960	1,960

Total balance outstanding	$62,960	$62,960

(a)	Includes securities lending activities.
(b)	Includes repayments due to funds received from the Fed Securities Lending Agreement and the CPFF.

Liquidity Related Actions and Plans

AIG’s Strategy for Stabilization and Repayment of the Fed Facility

AIG has developed certain plans (described below), some of which have already been implemented, to provide stability to its businesses and to provide for the timely repayment of the Fed Facility; other plans are still being formulated.

Preferred Equity Investment by the United States Treasury Pursuant to TARP

On November 9, 2008, AIG and the United States Treasury agreed in principle to a transaction pursuant to which the United States Treasury will purchase from AIG $40 billion liquidation preference of newly issued perpetual preferred stock (Series D Preferred Shares) under TARP. The Series D Preferred Shares will be in addition to the Series C Preferred Stock that AIG is obligated to issue to the Trust in connection with the Fed Credit Agreement. AIG is required to use the net proceeds from the sale of the Series D Preferred Shares to repay a portion of the outstanding balance under the Fed Facility.

The Series D Preferred Shares will rank pari passu with the Series C Preferred Stock and senior to AIG’s common stock. The Series D Preferred Shares will have limited class voting rights and will accumulate cumulative compounding dividends at a rate equal to 10 percent per annum. The dividends will be payable when, as and if declared by AIG’s Board of Directors. AIG will not be able to declare or pay any dividends on AIG’s common stock or on any AIG preferred stock ranking pari passu with or junior to the Series D Preferred Shares until dividends on the Series D Preferred Shares have been paid. AIG may redeem the Series D Preferred Shares at the stated liquidation preference, plus accumulated but unpaid dividends, at any time that the Trust or any successor entity beneficially owns less than 30 percent of AIG’s voting securities and no holder of Series D Preferred Shares controls or has the potential to control AIG.

Pursuant to the agreement between AIG and the United States Treasury in connection with the Series D Preferred Shares, for as long as the United States Treasury owns any of the Series D Preferred Shares, AIG will be subject to restrictions on its ability to repurchase capital stock and will

American International Group, Inc. and Subsidiaries

be required to adopt and maintain policies on corporate expenses, lobbying activities and executive compensation.

In connection with the issuance of the Series D Preferred Shares, AIG will also issue a 10-year warrant to the United States Treasury exercisable for a number of shares of common stock of AIG equal to two percent of the issued and outstanding shares of common stock on the date of the investment. In connection with the issuance of the warrant, the voting, conversion rights and dividend rights of the Series C Preferred Stock will be reduced from 79.9 percent to 77.9 percent. The warrant will be exercisable at any time and have an exercise price equal to the par value of AIG’s common stock at the time of exercise. The United States Treasury has agreed that it will not exercise any voting rights with respect to the common stock issued upon exercise of the warrant. The warrant will not be subject to contractual transfer restrictions other than restrictions necessary to comply with U.S. federal and state securities laws. AIG will be obligated, at the request of the United States Treasury, to file a registration statement with respect to the warrant and the common stock for which the warrant can be exercised. During the 10-year term of the warrant, if the shares of common stock of AIG are no longer listed or trading on a national securities exchange, AIG may be obligated, at the direction of the United States Treasury, to exchange all or a portion of the warrant for another economic interest of AIG classified as permanent equity under U.S. GAAP with an equivalent fair value. If the Series D Preferred Shares issued in connection with the warrant are redeemed in whole, AIG may repurchase the warrant then held by the United States Treasury at any time for its fair value so long as no holder of a warrant controls or has the potential to control AIG. As a result of the issuance of the warrant, the number of shares into which the Series C Preferred Stock will be convertible will be reduced so as not to exceed 77.9 percent of the outstanding shares of common stock.

The Fed Securities Lending Program

On October 8, 2008, certain of AIG’s domestic life insurance subsidiaries entered into the Fed Securities Lending Agreement, providing that the NY Fed will borrow, on an overnight basis, investment grade fixed maturity securities from these AIG subsidiaries in return for cash collateral. Prior to this arrangement, draw downs under the existing Fed Facility were used, in part, to settle securities lending transactions. The NY Fed has been borrowing securities under the Fed Securities Lending Agreement, which has allowed AIG to replenish liquidity in the securities lending program on an as-needed basis, while providing possession and control of these third-party securities to the NY Fed.

As of November 5, 2008, the total value of securities lending payables was $34.2 billion, with $19.9 billion of this amount payable to the NY Fed under this agreement. This program will be terminated on the closing of the RMBS sale as described below.

Transfer of RMBS by certain AIG Insurance Subsidiaries

AIG and the NY Fed expect to establish a facility under which approximately $40 billion principal amount of residential mortgage-backed securities (RMBS) related to AIG’s U.S. securities lending program will be transferred by certain AIG insurance subsidiaries to a newly-formed limited liability company (the RMBS LLC) that will be financed by the NY Fed and AIG. Proceeds to the insurance company subsidiaries, together with other AIG funds, will be used to return all cash collateral posted by securities borrowers, including approximately $19.9 billion to be returned to the NY Fed. After all collateral is returned, AIG’s U.S. Securities lending program will be terminated.

The aggregate proceeds to the AIG insurance subsidiaries will be equal to the estimated fair value of the RMBS at October 31, 2008, adjusted for collections and certain other events between such date and the closing date of the purchase, which is expected to be prior to November 30, 2008. At September 30, 2008, the fair value of the RMBS being transferred was $23.5 billion. AIG will provide $1 billion of proceeds to the AIG entities and the NY Fed will provide the remainder of the proceeds up to $22.5 billion.

Interest on both the NY Fed’s senior loan and AIG’s subordinated loan will be capitalized (converted to principal of the related loan instead of being paid in cash). Payments of interest on, and principal of, the RMBS and the net sale proceeds, if any, on the RMBS received by the RMBS LLC will be used to pay principal of the NY Fed’s senior loan in full before any payments are made on AIG’s subordinated loan. None of the obligations of RMBS LLC have recourse to AIG, although AIG’s subordinated loan will be exposed to losses of the RMBS LLC up to $1 billion plus the amount of capitalized interest thereon. After the loans have returned amounts equal to their principal and capitalized interest, payments with respect to the remaining RMBS received by the RMBS LLC will be allocated as contingent interest on both of the loans. There are no economic interests in the RMBS LLC other than the NY Fed’s senior loan and AIG’s subordinated loan.

The implementation of RMBS LLC is subject to the approval of the relevant state insurance commissioners.

Terminations of Multi-Sector Credit Default Swap Transactions

AIGFP currently has outstanding multi-sector credit default swaps with third-party counterparties related to CDOs. Such credit default swaps require that AIGFP post collateral with the counterparties to secure its obligations based on fair value deterioration, ratings downgrades of referenced obligations and downgrades of AIG’s ratings. As of November 5, 2008, AIGFP had either agreed to post or posted collateral based on exposures, calculated in respect of super senior credit default swaps in an aggregate net amount of $37.3 billion.

American International Group, Inc. and Subsidiaries

AIG and the NY Fed expect to establish a facility in which a newly-formed limited liability company (the CDO LLC) will offer to purchase CDOs from the counterparties, who will concurrently with such purchase terminate the related credit default swaps. AIGFP and the NY Fed have begun negotiating the terminations; depending on the level of counterparty participation, on the closing date, the NY Fed will advance up to $30 billion (the Tranche A Loan) and AIG will advance up to $5 billion (the Tranche B Loan) to the CDO LLC to fund the purchase price of such CDOs. Separately, AIG will pay the costs associated with the unwind of the related credit default swaps, and so will bear the risk of declines in the market value of the CDOs through October 31, 2008. After the closing date, AIGFP will not be subject to any further collateral calls related to the terminated credit default swaps.

Interest on both the Tranche A Loan and the Tranche B Loan will be capitalized. Payments of interest on, and principal of, the CDOs received by the CDO LLC will be used to pay principal and interest of the Tranche A Loan in full before any payments are made on the Tranche B Loan. None of the obligations of the CDO LLC have recourse to AIG, although AIG’s Tranche B Loan will be exposed to losses of the CDO LLC up to its principal amount plus the amount of capitalized interest thereon. After the loans have returned amounts equal to their principal and capitalized interest, payments with respect to the remaining CDOs received by the CDO LLC will be allocated as contingent interest on both of the loans. There are no economic interests in the CDO LLC other than the Tranche A Loan and Tranche B Loan.

Because the successful implementation of the proposed establishment of the CDO LLC depends on the agreement of the counterparties to terminate their super senior credit default swaps, no assurance can be given that this facility will be completed or, if completed, on the level of participation.

Commercial Paper Funding Facility

On October 27, 2008, four AIG affiliates applied for participation in the NY Fed’s Commercial Paper Funding Facility (CPFF). AIG Funding, Inc., ILFC, Curzon Funding LLC and Nightingale Finance LLC may issue up to approximately $6.9 billion, $5.7 billion, $7.2 billion and $1.1 billion, respectively, of commercial paper under the CPFF. As of November 5, 2008, these entities had borrowed a total of approximately $15.2 billion under this facility, which allowed AIG to repay borrowings under the Fed Facility.

These AIG affiliates are participating in the CPFF on the same terms and conditions as other non-AIG companies.

Proceeds from the issuance of the commercial paper will be used to refinance AIG’s outstanding commercial paper as it matures, meet other working capital needs and make voluntary prepayments under the Fed Facility. The voluntary repayments of the Fed Facility will not reduce the amount available to be borrowed thereunder.

Asset Disposition Plan

AIG has recently hired a Vice Chairman and Chief Restructuring Officer to oversee the asset disposition plan and has developed a plan to sell assets and businesses to repay the Fed Facility.

AIG intends to retain the majority of its U.S. property and casualty and foreign general insurance businesses, and to retain an ownership interest in certain of its foreign life insurance operations. AIG is exploring divestiture opportunities for its remaining businesses. Proceeds from these sales are contractually required to be applied toward the repayment of the Fed Facility. None of the businesses under consideration for sale at September 30, 2008 met the criteria in Statement of Financial Accounting Standards (FAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” to qualify as “held for sale.” AIG continues to evaluate the status of its asset sales with respect to these criteria.

In connection with AIG’s asset disposition plan, subsequent to September 30, 2008, AIG entered into negotiations to sell certain operations in its General Insurance, Life Insurance and Retirement Services, Financial Services and Asset Management operating segments. These operations had total assets and liabilities with carrying values of approximately $9 billion and $6 billion, respectively, at September 30, 2008. AIG expects to enter into purchase agreements with respect to these assets during the fourth quarter of 2008.

Dispositions of certain businesses may be subject to regulatory approval.

Expense Reductions and Preservation of Cash and Capital

AIG has named a Vice Chairman, Transition Planning and Chief Administrative Officer to lead expense reduction initiatives and transition planning. AIG has developed a plan to review significant projects and will eliminate, delay, or curtail those that are discretionary or non-essential and to make available internal resources, reduce cash outflows to outside service providers to improve liquidity. AIG also suspended the dividend on its common stock to preserve capital.

Negative Effects of Liquidity Events

As a result of AIG’s deteriorated financial condition and its announced strategies, AIG’s businesses have been subjected to strained relationships with customers, brokers, agents, other business partners and employees as well as increased monitoring by regulatory agencies. Specific issues related to AIG’s businesses are addressed below.

General Insurance

While the Commercial Insurance Group (CIG) has been generally successful in retaining clients, the amount of business AIG underwrites for clients has declined. Concern over AIG’s

American International Group, Inc. and Subsidiaries

financial strength has a particularly adverse effect on CIG underwriting of directors’ and officers’ insurance, especially at the higher attachment points.

New business activity has been at lower levels, and AIG continues to see pricing pressure in its general insurance business.

The domestic property and casualty companies are beneficiaries of $5.7 billion of letters of credit arranged by AIG and its subsidiaries. Letters of credit totaling $4.2 billion will expire on December 31, 2008 and the remainder will expire on December 31, 2010. These letters of credit secure amounts recoverable from both affiliated and unaffiliated reinsurers. The inability of AIG to renew or replace these letters of credit or otherwise obtain equivalent financial support from AIG or a third-party would result in a significant reduction of the statutory surplus of these property and casualty insurance companies. AIG is pursuing alternatives to letters of credit such as trust agreements and other forms of credit support and is also pursuing opportunities to significantly reduce the need for such security after December 31, 2008.

Capital Maintenance

AIG has capital maintenance agreements with the companies included in the Commercial Insurance and Mortgage Guaranty reporting units under which AIG may be required to provide ongoing capital support.

Life Insurance & Retirement Services

Disruptions in markets throughout the world and AIG’s recent liquidity issues have had, and AIG expects will continue to have, a significant adverse effect on Life Insurance & Retirement Services operating results, specifically its net investment income, deferred policy acquisition costs (DAC) and sales inducement asset (SIA) amortization and net realized capital losses in 2008. AIG expects that these events and AIG’s previously announced asset disposition plan will continue to be key factors in the remainder of 2008 and into 2009. In addition, AIG parent’s liquidity issues have affected certain operations through higher surrender activity, particularly in the U.S. domestic retirement service’s fixed annuity business and foreign investment-oriented and retirement service’s products in Japan and Asia. For Japan and Korea, surrenders are expected to continue to be higher than historic averages in the next quarter and possibly beyond due to the suspension of sales by some banks, equity market volatility and elevated levels of surrenders. While surrender levels have declined from their peaks in mid-September, they are still higher than historic levels and AIG expects them to remain at these higher than historic levels until the uncertainties relating to AIG are resolved.

These uncertainties, together with rating agency downgrades, have resulted in reduced levels of new sales activity, particularly among products and markets where ratings are critical. Sales of investment-oriented and retirement services products in Japan and Asia have also declined. New sales activity is expected to remain at lower levels until the uncertainties relating to AIG are resolved.

Due to the high volume of surrender activity for certain investment-oriented products in the U.K., surrender payments were temporarily suspended in accordance with contract terms to provide time to develop an appropriate course of action with the respective distribution network and to protect the interests of the fund’s policyholders.

During the three months ended September 30, 2008 and through October 29, 2008, AIG contributed capital totaling $16.6 billion ($11.8 billion of which was contributed using borrowings under the Fed Facility) to certain of its Domestic Life Insurance and Domestic Retirement Services subsidiaries to replace a portion of the capital lost as a result of net realized capital losses. Further capital contributions will be required to the extent additional net realized capital losses are incurred. In Taiwan, AIG expects to contribute approximately $1.4 billion to Nan Shan in November 2008 as a result of the continued declines in the Taiwan equity market. AIG made capital contributions of $1.3 billion to support foreign life operations in Hong Kong and Japan, principally due to the steep decline in AIG’s common stock price. Additional capital contributions to certain operations may be necessary during the remainder of 2008, in large measure due to the continued effect of equity market volatility, declining bond prices and net realized capital losses resulting from other-than-temporary impairment charges.

Financial Services

International Lease Finance Corporation

As a result of AIG parent’s liquidity issues and related credit rating downgrades, ILFC was unable to borrow in the public short-term and long-term debt markets, and therefore, ILFC borrowed $6.5 billion under its credit facilities in September 2008. ILFC expects to use these borrowings to repay maturing commercial paper and other obligations. AIG expects that ILFC may raise additional funds through secured lending transactions in early 2009. ILFC can also issue commercial paper under the CPFF. ILFC believes that these borrowings and cash from operations, which may include aircraft sales, will permit ILFC to meet its obligations through September 2009, after which AIG would rely upon additional asset sales and funding through the Fed Facility.

Capital Markets

Given the extreme market conditions during the third quarter of 2008, downgrades of AIG’s credit ratings by the rating agencies, as well as AIG’s intention to refocus on its core business, AIGFP began unwinding certain of its businesses and portfolios. AIG is only entering into new derivative transactions to maintain its current portfolio, reduce risk and hedge

American International Group, Inc. and Subsidiaries

the currency and interest rate risks associated with its affiliated businesses. AIG is also opportunistically terminating contracts. Due to the long-term duration of AIGFP’s derivative contracts and the complexity of AIGFP’s portfolio, AIG expects that an orderly wind-down will take a substantial period of time.

American General Finance

As a result of AIG parent’s liquidity issues and the related credit ratings downgrades, AGF suspended its efforts to borrow in the public short-term and long-term debt markets. As a result, AGF borrowed approximately $4.6 billion under its primary credit facilities in September 2008. AGF anticipates that its primary sources of funds to support its operations and repay its obligations will be finance receivable collections from operations and secured financings, which will require it to limit its lending activities and focus on expense savings. AGF anticipates that its existing sources of funds will be sufficient to meet its debt and other obligations through the first quarter of 2009. AGF will need additional sources of funds at that time, including sales of AGF assets and funding through the Fed Facility.

AIG Consumer Finance Group

AIG’s recent liquidity issues and related credit ratings downgrades have materially adversely affected AIG Consumer Finance Group, Inc. (AIGCFG). AIGCFG experienced significant deposit withdrawals in Hong Kong during September 2008. The inability of AIGCFG to access its traditional sources of funding resulted in AIG lending $1.6 billion to subsidiaries of AIGCFG in September and October of 2008. AIG expects that these businesses will continue to be materially adversely affected until the current uncertainties concerning AIG and the potential sale of these businesses are resolved.

Asset Management

The principal cash requirements in Asset Management are to fund warehousing activities, existing capital commitments and certain direct investments.

General disruption in the global equity and credit markets and the liquidity issues at AIG have negatively affected the Institutional Asset Management segment operating results. Distressed global markets have reduced the value of assets under management, translating to lower base management fees and reduced performance fees (carried interest). Tight credit markets have put pressure on the commercial and residential real estate markets, which has caused values in certain geographic locations to fall, resulting in impairment charges on real estate held for investment purposes.

AIG parent’s liquidity issues and lower asset performance as a result of challenging market conditions have contributed to the loss of institutional and retail clients as well as higher redemptions from some of AIG’s managed hedge and mutual funds. The continued uncertainty in the equity and credit markets, as well as AIG parent’s liquidity issues and the proposed asset dispositions, will continue to adversely affect management and performance fees as well as AIG’s ability to launch new funds and investment strategies.

Within the Spread-Based Investment business, distressed markets have resulted in significant loss of invested asset value and AIG expects such losses to continue through the remainder of 2008. In addition, given market conditions, AIG does not expect to issue any additional debt to fund the MIP for the foreseeable future.

Other Effects

As disclosed in its 2007 Annual Report on Form 10-K, AIG expected to contribute approximately $118 million to its U.S. and non-U.S. pension plans in 2008. For the nine months ended September 30, 2008, AIG had contributed $122 million to its U.S. and non-U.S. pension plans. Based upon the current funded status of the plans, the current interest rate environment, and the projected performance of pension plan assets, additional expected contributions for the U.S. and non-U.S. pension plans in the 2008 fourth quarter range from approximately $168 million to $532 million. Actual contributions, however, will depend on asset performance, foreign exchange rates, and the interest rate environment as of December 31, 2008. Actual contributions may also vary as a result of anticipated dispositions.

Regulators in various jurisdictions in which AIG entities operate have imposed additional requirements on the AIG entities. These requirements primarily require AIG to obtain prior approval from the regulator for transactions related to the dispositions of assets, transfers of cash or other transactions outside the normal course of business. In addition, certain regulators have requested additional capital or collateral to be posted. To date, these requirements have not had a significant effect on AIG’s operations.

AIG conducted an annual goodwill impairment review as of June 30, 2008. In connection with the decline in the price of AIG’s common stock during the third quarter of 2008, AIG conducted an updated goodwill impairment test as of September 30, 2008. As a result of the updated test AIG recognized goodwill impairment charges of $432 million for the three-month period ended September 30, 2008, which were primarily related to the domestic Consumer Finance and the Capital Markets businesses.

In addition, the excess of the fair value over the carrying value of AIG’s Personal Lines and foreign Consumer Finance businesses narrowed subsequent to the June 30, 2008 test. As of September 30, 2008, goodwill related to these businesses totaled approximately $700 million and $344 million, respectively. A continuation of the decline in fair value of these

American International Group, Inc. and Subsidiaries

businesses could result in impairment of goodwill in the future.

Risk Factors

The following supplements the significant factors that may affect AIG’s business and operations described under “Risk Factors” in Item 1A. of Part I of AIG’s 2007 Annual Report on Form 10-K.

Business and Credit Environment

AIG’s businesses, results of operations and financial condition have been materially and adversely affected by recent market conditions.

During the third quarter of 2008 continuing through November 2008, worldwide economic conditions significantly deteriorated. The decline in economic conditions has resulted in highly volatile markets, a steep decline in equity markets, further and continuing lack of liquidity, a widening of credit spreads, a lack of price transparency and the collapse of several prominent financial institutions. Global regulators and central banks have taken a number of unprecedented steps to address these issues, but it is unclear whether these measures will be effective or, if effective, when the markets will stabilize.

AIG has been materially and adversely affected by these conditions and events in a number of ways, including:

•	severe and continued declines in its investment portfolio, leading to significant other-than-temporary impairments;

•	significant credit losses due to the failure of, or governmental intervention with respect to, several prominent institutions; and

•	a general decline in business activity.

The consequences of these conditions have been more severe for AIG than for other insurers. AIG expects its businesses, financial condition and results of operations will continue to be materially and adversely affected by these conditions for the foreseeable future.

AIG is subject to extensive litigation that may have a material adverse effect on its consolidated financial condition or its consolidated results of operations.

As described in Note 7(a) to the Consolidated Financial Statements, AIG is subject to extensive litigation, including securities class actions. Due to the nature of this litigation, the lack of precise damage claims and the type of claims made against AIG, AIG cannot currently quantify its ultimate liability for these actions. It is possible that such liability could have a material adverse effect on AIG’s consolidated financial condition or consolidated results of operations for an individual reporting period.

Credit and Financial Strength Ratings

Adverse ratings actions regarding AIG’s long-term debt ratings by Moody’s or S&P would require AIG to make additional substantial collateral payments under existing derivative transactions to which AIGFP is a party, which could adversely affect AIG’s business and its consolidated results of operations and financial condition.

On September 15, 2008, the following credit rating actions were taken:

•	Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. (S&P), lowered its long-term debt rating on AIG to ‘A-’ from ‘AA-’, and its short-term debt rating to ‘A-2’ from ‘A-1+’. S&P also downgraded the long-term debt and short-term debt ratings of International Lease Finance Corp. (ILFC) to ‘A-’ from ‘A+’ and to ‘A-2’ from ‘A-1,’ respectively and the long-term and short-term debt ratings of American General Finance Corporation (AGF Corp.) to ‘BBB’ from ‘A+’ and to ‘A-3’ from ‘A-1,’ respectively. At the same time, S&P lowered its counterparty credit and financial strength ratings on most of AIG’s insurance operating subsidiaries to ‘A+’ from ‘AA+’. All of the ratings remained on CreditWatch Negative.

•	Moody’s Investors Service (Moody’s) lowered AIG’s senior unsecured debt ratings to ‘A2’ from ‘Aa3’ and placed the long-term and short-term ratings on review for possible downgrade. In addition, Moody’s downgraded the ratings of several AIG subsidiaries, including the Domestic Life Insurance and Retirement Services companies (Insurer Financial Strength Rating to ‘Aa3’ from ‘Aa2’), and ILFC and AGF Corp. (Senior Unsecured Debt Rating to ‘A3’ from ‘A1’ and short-term debt rating to ‘P-2’ from ‘P-1.’) Nearly all of AIG’s subsidiaries remained on review for possible downgrade.

•	Fitch Ratings (Fitch) lowered AIG’s long-term issuer rating to ‘A’ from ‘AA-’ and its short-term issuer rating to ‘F1’ from ‘F1+’. In addition, Fitch downgraded nearly all of AIG’s subsidiaries’ Insurer Financial Strength Ratings to ‘AA-’ from ‘AA+.’ A majority of the ratings remained on Rating Watch Negative.

•	A.M. Best Company (A.M. Best) lowered AIG’s issuer credit rating to ‘bbb’ from ‘a+’. In addition, A.M. Best downgraded most of AIG’s Insurer Financial Strength Ratings to ‘A’ from ‘A+’ and placed the ratings under review with negative implications.

As a consequence of the rating actions, AIGFP estimated that it would need in excess of $20 billion in order to fund additional collateral demands and transaction termination payments in a short period of time. Subsequently, in a period of approximately 15 days following the rating actions, AIGFP was required to fund approximately $32 billion, reflecting not only the effect of the rating actions but also changes in market levels and other factors.

American International Group, Inc. and Subsidiaries

Following the agreement with the NY Fed announced on September 17, 2008, the following credit rating actions were taken:

•	S&P upgraded AIG’s and ILFC’s short-term debt ratings to ‘A-1’ from ‘A-2’ and revised the CreditWatch status on all ratings from CreditWatch Negative to CreditWatch Developing.

•	Fitch revised the rating watch status on all ratings from Rating Watch Negative to Rating Watch Evolving.

Following AIG’s strategic review press release on October 3, 2008, the following credit rating actions were taken:

•	S&P revised the CreditWatch status on AIG’s and AGF Corp.’s ratings from CreditWatch Developing to CreditWatch Negative.

•	Moody’s downgraded AIG’s Senior Unsecured Debt rating to ‘A3’ from ‘A2’ and ILFC and AGF Corp.’s Senior Unsecured Debt ratings to ‘Baa1’ from ‘A3.’ Most ratings remain under review for possible downgrade with ILFC revised to under review with direction uncertain.

Credit ratings measure a company’s ability to repay its obligations and directly affect the cost and availability to that company of unsecured financing.

In the event of a further downgrade of AIG’s long-term senior debt ratings, AIG would be required to post additional collateral and AIG or its counterparties would be permitted to elect early termination of contracts.

It is estimated that as of the close of business on October 27, 2008, based on AIGFP’s outstanding municipal GIAs and financial derivative transactions at that date, a downgrade of AIG’s long-term senior debt ratings to Baa1 by Moody’s and BBB+ by S&P would permit counterparties to make additional calls and permit either AIG or the counterparties to elect early termination of contracts, resulting in up to approximately $5.2 billion of collateral and termination payments, while a downgrade to Baa2 by Moody’s and BBB by S&P would result in approximately $0.3 billion in additional collateral and termination payments.

For the multi-sector super senior credit default swap portfolio, it is estimated based on the October 24, 2008 notional values a downgrade of AIG’s long-term senior debt ratings to Baa1 by Moody’s and BBB+ by S&P, would increase the amount of collateral posted by approximately $2.7 billion due to the adjustment of threshold and independent amount percentages. A downgrade to Baa2 by Moody’s and BBB by S&P would allow the counterparties to certain 2a7 puts to elect early termination, resulting in a cash outflow of approximately $3.7 billion. In addition, at that rating level, counterparties to transactions representing approximately $47.8 billion in net notional amount have the right to elect early termination. In the event a counterparty elects to terminate a transaction early, such transaction will be terminated at its replacement value, less any previously posted collateral. Due to current market conditions, it is not possible to reliably estimate the replacement cost of these transactions.

The actual amount of collateral that AIGFP would be required to post to counterparties in the event of such downgrades, or the aggregate amount of payments that AIG could be required to make, depends on market conditions, the fair value of outstanding affected transactions and other factors prevailing at the time of the downgrade. Additional obligations to post collateral or the costs of assignment, repayment or alternative credit could exceed the amounts available under the Fed Credit Agreement. See discussion of the Fed Credit Agreement below.

A downgrade in the short-term credit ratings of the commercial paper programs of certain AIG affiliates could make these issuers ineligible for participation in the NY Fed’s Commercial Paper Funding Facility (CPFF).

AIG’s affiliates AIG Funding, Inc., ILFC, Curzon Funding LLC and Nightingale Finance LLC currently participate in the CPFF. However, in the event of a downgrade of the short-term credit ratings applicable to the commercial paper programs of these issuers, the affiliates may no longer qualify for participation in the CPFF. The CPFF only purchases U.S. dollar-denominated commercial paper (including asset-backed commercial paper) that is rated at least A-1/P-1/F1 by a major nationally recognized statistical rating organization (NRSRO) or, if rated by multiple major NRSROs, is rated at least A-1/P-1/F1 by two or more major NRSROs. Accordingly, these AIG affiliates will lose access to the CPFF if:

•	AIG Funding’s short-term rating is downgraded by any two of S&P, Moody’s or Fitch;

•	ILFC’s short-term rating is downgraded by either S&P or Fitch;

•	Curzon Funding LLC’s short-term rating is downgraded by either S&P or Moody’s; and

•	Nightingale Finance LLC’s short-term rating is downgraded two notches by S&P or one notch by Moody’s.

A downgrade in the Insurer Financial Strength ratings of AIG’s insurance companies could prevent the companies from writing new business and retaining customers and existing business.

Financial strength ratings by the major ratings agencies are an important factor in establishing the competitive position of insurance companies. Financial strength ratings measure an insurance company’s ability to meet its obligations to contract holders and policyholders, help maintain public confidence in a company’s products, facilitate marketing of products and enhance a company’s competitive position.

Further downgrades of the Insurer Financial Strength ratings of AIG’s insurance companies may prevent these

American International Group, Inc. and Subsidiaries

companies from offering products and services or result in increased policy cancellations or termination of assumed reinsurance contracts. Moreover, a downgrade in AIG’s credit ratings may, under credit rating agency policies concerning the relationship between a parent’s and subsidiary’s ratings, result in a downgrade of the Insurer Financial Strength ratings of AIG’s insurance subsidiaries.

Fed Facility

The Fed Credit Agreement and the Series D Preferred Shares will require AIG to devote significant resources to debt repayment and preferred dividends for the foreseeable future, thereby reducing capital available for other purposes.

AIG is required to repay the Fed Credit Agreement primarily from the proceeds of sales of assets, including businesses. These mandatory repayments permanently reduce the amount available under the Fed Credit Agreement.

In addition, American General Finance, Inc. (AGF) and ILFC have drawn the full amounts available under their revolving credit facilities and currently do not have access to their traditional sources of long-term or short-term financing through the public debt markets.

Unanticipated collateral calls, continued high surrenders, a downgrade in AIG’s credit ratings or a further deterioration in AIGFP’s super senior credit default swap portfolio may cause AIG to need additional funding in excess of the borrowings available under the Fed Credit Agreement. If AIG needs funds in excess of those available under the Fed Credit Agreement, AIG will need to find additional financing. Further, an inability to effect asset sales in accordance with its asset disposition plan may result in AIG not being able to timely repay its borrowings under the Fed Credit Agreement. See also Significant Liquidity Requirements — Asset Disposition Plan for a discussion of AIG’s asset disposition plan.

The Series D Preferred Shares pay a 10 percent dividend which will not be deductible for tax purposes.

AIG’s substantial obligations will require it to dedicate all of its proceeds from asset sales and a considerable portion of its cash flows from operations to the repayment of the Fed Facility, thereby reducing the funds available for other purposes. In addition, because AIG’s debt service and preferred dividend obligations will be very high, AIG may be more vulnerable to competitive pressures and expects to have less flexibility to plan for or respond to changing business and economic conditions.

Borrowings under the Fed Credit Agreement are subject to the NY Fed being satisfied with the collateral pledged by AIG.

A condition to borrowing under the Fed Credit Agreement is that the NY Fed be satisfied with the collateral pledged by AIG (including its value). It is possible that the NY Fed may determine that AIG’s collateral is insufficient to permit a borrowing for many reasons including:

•	a decline in the value of AIG’s businesses;

•	poor performance in one or more of AIG’s businesses; and

•	low prices received by AIG in its asset disposition plan.

Such a determination could limit AIG’s ability to borrow under the Fed Facility.

AIG must sell significant assets to service the debt under the Fed Credit Agreement.

AIG must make asset sales to repay the borrowings under the Fed Credit Agreement. A delay or inability to effect these sales at acceptable prices and terms could result in AIG being unable to repay the Fed Credit Agreement by its maturity date.

While AIG has adopted an asset disposition plan, as discussed under Significant Liquidity Requirements, this plan may not be successfully executed due to, among other things:

•	an inability of purchasers to obtain funding due to the deterioration in the credit market;

•	a general unwillingness of potential buyers to commit capital in the difficult current market environment; and

•	an adverse change in interest rates and borrowing costs.

Further, due to AIG’s need to dispose of assets, AIG may be unable to negotiate favorable terms.

If AIG is not able to execute its disposition plan, and cannot otherwise repay the Fed Facility in accordance with its terms, an event of default would result. If an event of default were to occur, the NY Fed could, among other things, declare outstanding borrowings under the Fed Facility immediately due and payable. In addition, an event of default or declaration of acceleration under the Fed Credit Agreement could also result in an event of default under other agreements.

The Fed Credit Agreement includes financial and other covenants that impose restrictions on AIG’s financial and business operations.

The Fed Credit Agreement requires AIG to maintain a minimum aggregate liquidity level and restricts AIG’s ability to make certain capital expenditures if the NY Fed objects thereto. In addition, the Fed Credit Agreement restricts AIG’s and its restricted subsidiaries’ ability to incur additional indebtedness, incur liens, merge, consolidate, sell assets, enter into hedging transactions outside the normal course of business, or pay dividends. These covenants could restrict AIG’s business and thereby adversely affect AIG’s results of operations.

American International Group, Inc. and Subsidiaries

Moreover, if AIG fails to comply with the covenants in the Fed Credit Agreement and is unable to obtain a waiver or amendment, an event of default would result. If an event of default were to occur, the NY Fed could, among other things, declare outstanding borrowings under the Fed Credit Agreement immediately due and payable. In addition, an event of default or declaration of acceleration under the Fed Credit Agreement could also result in an event of default under other agreements.

AIG’s results of operations will be materially adversely affected by a significant increase in interest expense.

AIG expects its results of operations in the fourth quarter of 2008 and in 2009 to be significantly adversely affected by the recognition of interest expense. AIG’s initial $1.7 billion commitment fee will amortize over the term of the Fed Facility. Finally, the prepaid commitment fee asset of $23 billion associated with the Preferred Stock to be issued will be amortized through interest expense over the term of the Fed Facility. As a result, AIG anticipates that interest expense in the fourth quarter of 2008 and in the year ended December 31, 2009 will significantly increase as a result of these items. In addition, paid in kind interest expense under the Fed Facility is accrued over the term of the Fed Facility.

Liquidity

AIG’s businesses have been adversely affected by AIG’s reduced liquidity.

Many of AIG’s businesses depend upon the financial stability (both actual and perceived) of AIG parent. Perceptions that AIG or its subsidiaries may not be able to meet their obligations can negatively affect AIG’s businesses in many ways, including:

•	requests by customers to withdraw funds from AIG under annuity and certain life insurance contracts;

•	a refusal by independent agents, brokers and banks to continue to offer AIG products and services;

•	a refusal of customers or vendors to continue to do business with AIG; and

•	requests by customers and other parties to terminate existing contractual relationships.

AIG’s ability to access funds from its subsidiaries is limited.

As a holding company, AIG depends on dividends, distributions and other payments from its subsidiaries to fund payments on AIG’s obligations, including its debt securities. In light of AIG’s current financial situation, AIG expects that its regulated subsidiaries may be significantly restricted from making dividend payments, or advancing funds, to AIG. This restriction may hinder AIG’s ability to access funds that AIG may need to make payments on its obligations, including those arising from day-to-day business activities.

Controlling Shareholder

As a result of the issuance of the Series C Preferred Stock, AIG will be controlled by a trust holding the Series C Preferred Stock for the benefit of the United States Treasury. AIG’s interests and those of AIG’s minority shareholders may not be the same as those of the United States Treasury.

In accordance with the Fed Credit Agreement, AIG will issue 100,000 shares of Series C Perpetual, Convertible, Participating Preferred Stock (the Series C Preferred Stock) to a trust that will hold the Series C Preferred Stock for the benefit of the United States Treasury (the Trust). Pursuant to the agreement in principle reached by AIG and the NY Fed on November 9, 2008 to amend the NY Fed Credit Agreement, the Series C Preferred Stock is entitled to:

•	participate in any dividends paid on the common stock, with the payments attributable to the Series C Preferred Stock being approximately, but not in excess of, 77.9 percent of the aggregate dividends paid on AIG’s common stock, treating the Series C Preferred Stock as converted; and

•	to the extent permitted by law, vote with AIG’s common stock on all matters submitted to AIG’s shareholders and hold approximately, but not in excess of, 77.9 percent of the aggregate voting power of the common stock, treating the Series C Preferred Stock as converted.

The Series C Preferred Stock will remain outstanding even if the Fed Facility is repaid in full or otherwise terminates. In addition, upon shareholder approval to certain amendments to AIG’s certificate of incorporation, the Trust can convert the Series C Preferred Stock into AIG common stock.

As a result of its ownership, the Trust will be able to elect all of AIG’s directors and can control the vote on all matters, including:

•	approval of mergers or other business combinations;

•	a sale of all or substantially all of AIG’s assets;

•	issuance of any additional common stock or other equity securities;

•	the selection and tenure of AIG’s Chief Executive Officer and other executive officers;

•	the adoption of amendments to AIG’s certificate of incorporation; and

•	other matters that might be favorable to the United States Treasury.

Moreover, the Trust’s ability to prevent an unsolicited bid for AIG or any other change in control could also have an adverse effect on the market price of AIG’s common stock.

American International Group, Inc. and Subsidiaries

The Trust may also transfer the Series C Preferred Stock to another person or entity and that person or entity may become AIG’s controlling shareholder.

Possible future sales of Series C Preferred Stock or AIG common stock by the Trust could adversely affect the market for AIG common stock.

AIG has agreed to file a shelf registration statement that will allow the Trust to sell Series C Preferred Stock or any shares of common stock it receives upon conversion of the Preferred Stock. In addition, the Trust could sell Series C Preferred Stock or shares of AIG common stock without registration under certain circumstances, such as in a private transaction. Although AIG can make no prediction as to the effect, if any, that such sales would have on the market price of AIG common stock, sales of substantial amounts of Series C Preferred Stock or AIG common stock, or the perception that such sales could occur, could adversely affect the market price of AIG common stock. If the Trust sells or transfers shares of Series C Preferred Stock or AIG common stock as a block, another person or entity could become AIG’s controlling shareholder.

Employees

The decline in AIG’s common stock price and the announcement of proposed asset dispositions may prevent AIG from retaining key personnel.

AIG relies upon the knowledge and talent of its employees to successfully conduct business. The decline in AIG’s common stock price has dramatically reduced the value of equity awards previously granted to its key employees. In addition, the announcement of proposed asset dispositions may result in competitors seeking to hire AIG’s key employees. AIG has implemented retention programs to seek to keep its key employees, but there can be no assurance that the programs will be effective. A loss of key personnel could reduce the value of AIG’s businesses and impair its ability to effect a successful asset disposition plan.

Change of Control

The issuance of the Series C Preferred Stock may have adverse regulatory consequences for AIG and its subsidiaries and may trigger contractual obligations to third parties.

The Trust will control AIG by virtue of its ownership of the Series C Preferred Stock. AIG and its subsidiaries are subject to various regulatory requirements and are a party to various contracts, agreements, licenses, permits, authorizations and other arrangements (collectively, Arrangements) that contain provisions that, upon a change of control, provide regulators and counterparties with rights to take actions that could have a material effect on AIG’s consolidated financial condition, results of operations, or cash flows from an operational, regulatory, compliance, or economic standpoint.

AIG has initiated discussions and activities with regulators and counterparties to take necessary actions to remedy, amend, or comply with the provisions of these Arrangements. AIG has not been notified by regulators or counterparties of their intent to exercise their rights under the Arrangements to a material extent. However, AIG cannot presently predict the effects, if any, the change of control or the other recent events will have on the Arrangements or on AIG’s consolidated financial condition, results of operations, or cash flows.

American International Group, Inc. and Subsidiaries

Results of Operations

AIG identifies its operating segments by product line, consistent with its management structure. These segments are General Insurance, Life Insurance & Retirement Services, Financial Services and Asset Management. Through these operating segments, AIG provides insurance, financial and investment products and services to both businesses and individuals in more than 130 countries and jurisdictions. AIG’s Other category consists of items not allocated to AIG’s operating segments.

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

Consolidated Results

AIG’s consolidated statements of income (loss) were as follows:

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	September 30,		Increase/	September 30,		Increase/
(in millions)	2008	2007	(Decrease)	2008	2007	(Decrease)

Revenues:
Premiums and other considerations	$21,082	$19,733	7%	$63,489	$58,908	8%
Net investment income	2,946	6,172	(52)	14,628	21,149	(31)
Net realized capital losses	(18,312)	(864)	–	(30,482)	(962)	–
Unrealized market valuation losses on AIGFP super senior credit default swap portfolio	(7,054)	(352)	–	(21,726)	(352)	–
Other income	2,236	5,147	(57)	8,953	12,888	(31)

Total revenues	898	29,836	(97)	34,862	91,631	(62)

Benefits and expenses:
Incurred policy losses and benefits	17,189	15,595	10	51,521	47,962	7
Policy acquisition and other insurance expenses	6,919	5,357	29	18,560	15,508	20
Interest expense	2,297	1,232	86	4,902	3,425	43
Other expenses	2,678	2,773	(3)	8,084	7,357	10

Total benefits and expenses	29,083	24,957	17	83,067	74,252	12

Income (loss) before income taxes (benefits) and minority interest	(28,185)	4,879	–	(48,205)	17,379	–
Income taxes (benefits)	(3,480)	1,463	–	(10,374)	4,868	–

Income (loss) before minority interest	(24,705)	3,416	–	(37,831)	12,511	–

Minority interest	237	(331)	–	201	(1,019)	–

Net income (loss)	$(24,468)	$3,085	–%	$(37,630)	$11,492	–%

Premiums and Other Considerations

Premiums and other considerations increased in the three-month period ended September 30, 2008 compared to the same period in 2007 primarily due to increases of $854 million, $420 million and $219 million in premiums from Foreign Life Insurance & Retirement Services, Foreign General Insurance, and Domestic Life Insurance, respectively, partially offset by a decrease of $207 million in premiums from Commercial Insurance. Premiums and other considerations increased in the nine-month period ended September 30, 2008 compared to the same period in 2007 primarily due to increases of $2.9 billion, $1.7 billion, and $513 million in premiums from Foreign Life Insurance & Retirement Services, Foreign General Insurance, and Domestic Life Insurance, respectively, partially offset by a decrease of $855 million in premiums from Commercial Insurance. Foreign Life Insurance & Retirement Services premiums increased principally as a result of increased production and favorable foreign exchange rates. Foreign General Insurance premiums increased primarily due to the positive effect of changes in foreign currency exchange rates and new business from both established and new distribution channels. Domestic Life Insurance premium increased primarily due to an increase in sales of payout annuities. Commercial Insurance premiums decreased primarily due to declines in workers’ compensation premiums and other casualty lines of business.

American International Group, Inc. and Subsidiaries

Net Investment Income

The components of consolidated net investment income were as follows:

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	September 30,		Increase/	September 30,		Increase/
(in millions)	2008	2007	(Decrease)	2008	2007	(Decrease)

Fixed maturities, including short-term investments	$5,773	$5,406	7%	$16,691	$15,976	4%
Equity securities	277	226	23	496	443	12
Interest on mortgage and other loans	407	371	10	1,182	1,056	12
Partnerships	(813)	274	–	(641)	1,444	–
Mutual funds	(632)	(19)	–	(656)	430	–
Trading account losses	(501)	(79)	–	(722)	(93)	–
Other investments	228	107	113	768	665	15

Total investment income before policyholder income and trading gains (losses)	4,739	6,286	(25)	17,118	19,921	(14)
Policyholder investment income and trading gains (losses)	(1,561)	149	–	(1,729)	2,026	–

Total investment income	3,178	6,435	(51)	15,389	21,947	(30)

Investment expenses	232	263	(12)	761	798	(5)

Net investment income	$2,946	$6,172	(52)%	$14,628	$21,149	(31)%

Net investment income decreased in the three- and nine-month periods ended September 30, 2008 compared to the same periods in 2007 due to losses from partnerships, hedge funds and mutual funds as well as policyholder trading losses and higher trading account losses related to certain investment-oriented products in the U.K. for Life Insurance & Retirement Services. Policyholder trading gains (losses) are offset by a charge or benefit to incurred policy losses and benefits expense. The policyholder trading losses for the three- and nine-month periods ended September 30, 2008 generally reflect the trends in equity markets, principally in Japan and Asia. The decline in net investment income also reflects the effects of higher cash balances for liquidity purposes.

Net Realized Capital Losses

The composition of net realized capital losses was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2008	2007	2008	2007

Sales of fixed maturity securities	$(768)	$(403)	$(778)	$(572)
Sales of equity securities	288	265	608	708
Sales of real estate and other assets	97	210	422	709
Other-than-temporary impairments:
Severity	(7,327)	–	(16,275)	–
Lack of intent to hold to recovery	(8,299)	(240)	(9,320)	(614)
Trading at 25 percent or more discount for nine consecutive months	–	–	–	(6)
Foreign currency declines	(50)	(29)	(1,084)	(333)
Issuer-specific credit events	(3,453)	(124)	(3,946)	(316)
Adverse projected cash flows on structured securities	(747)	(151)	(1,621)	(159)
Foreign exchange transactions	1,996	(361)	1,258	(469)
Derivative instruments	(49)	(31)	254	90

Total	$(18,312)	$(864)	$(30,482)	$(962)

Net realized capital losses increased in the three- and nine-months ended September 30, 2008 compared to the same periods in 2007 primarily due to an increase in other-than-temporary impairment charges. Other-than-temporary impairment charges included the change in AIG’s intent and ability to hold to recovery the securities, held as collateral in the securities lending program; an increase in severity losses primarily related to certain RMBS, other structured securities and securities of financial institutions due to rapid and severe market valuation declines where the impairment period was not deemed temporary; and issuer specific credit events; partially offset by the favorable effect of foreign exchange transactions due to

American International Group, Inc. and Subsidiaries

strengthening of the U.S. dollar. See Invested Assets — Portfolio Review — Other-Than-Temporary Impairments.

Unrealized Market Valuation Losses on AIGFP Super Senior Credit Default Swap Portfolio

The unrealized market valuation losses on AIGFP’s super senior credit default swap portfolio in the three- and nine- month periods ended September 30, 2008 increased compared to the same periods in 2007 due to significant widening in credit spreads and the downgrades of RMBS and CDO securities by rating agencies in the three-month period ended September 30, 2008 driven by the credit concerns resulting from U.S. residential mortgages and the severe liquidity crisis affecting the markets. (See Capital Markets Results and Critical Accounting Estimates — Valuation of Level 3 Assets and Liabilities.

Other Income

Other Income decreased in the three-month period ended September 30, 2008 compared to the same period in 2007 primarily due to a $2.0 billion decrease in Financial Services revenues and a $625 million decrease in Asset Management revenues. Financial Services revenues decreased principally as a result of a net $987 million credit valuation adjustment loss on AIGFP’s assets and liabilities which are measured at fair value. AIGFP’s revenues were also negatively affected by the disruption in the credit markets and the general decline in liquidity in the marketplace. Asset Management revenues decreased primarily as a result of lower partnership income related to the Spread-Based Investment Business.

Other Income decreased in the nine-month period ended September 30, 2008 compared to the same period in 2007 primarily due to a $1.7 billion decrease in Financial Services revenues and a $1.2 billion decrease in Asset Management revenues. Financial Services revenues decreased principally as a result of a net $1.4 billion credit valuation adjustment loss on AIGFP’s assets and liabilities which are measured at fair value. Asset Management revenues decreased primarily as a result of lower guaranteed investment contract revenue due to lower partnership income.

Incurred Policy Losses and Benefits

Incurred policy losses and benefits increased in the three-month period ended September 30, 2008 compared to the same period in 2007 primarily due to a $1.2 billion increase in Commercial Insurance as a result of $1.1 billion of catastrophe-related losses principally from hurricanes Ike and Gustav in 2008, a $464 million increase in Foreign General Insurance as a result of an increase in frequency of smaller claims and higher catastrophe-related losses primarily from hurricanes Ike and Gustav and a $461 million increase in Mortgage Guaranty reflecting the deterioration of the U.S. housing market. Increases in incurred policy losses and benefits of $1.0 billion in Life Insurance & Retirement Services were more than offset by a reduction in losses and benefits arising from policyholder trading losses of $1.7 billion discussed above in Net Investment Income.

Incurred policy losses and benefits increased in the nine-month period compared to the same period in 2007 primarily due to a $1.6 billion increase in Commercial Insurance as a result of higher catastrophe-related losses principally from hurricanes Ike and Gustav in 2008, a $1.2 billion increase in Foreign General Insurance as a result of higher catastrophe-related losses and severe but non-catastrophic losses, and a $1.4 billion increase in Mortgage Guaranty reflecting the deterioration of the U.S. housing market. Increases in incurred policy losses and benefits of $2.7 billion in Life Insurance & Retirement Services were more than offset by a reduction in losses and benefits arising from policyholder trading losses of $3.8 billion discussed above in Net Investment Income.

Policy Acquisition and Other Insurance Expenses

Policy acquisition and other insurance expenses increased in the three-month period ended September 30, 2008 compared to the same period in 2007 primarily due to a $785 million increase in General Insurance expenses and a $777 million increase in Life Insurance & Retirement Services expenses. General Insurance expenses increased primarily due to the recognition of a premium deficiency reserve of $453 million related to United Guaranty Corporation’s (UGC) second-lien business. Life Insurance & Retirement Services expenses increased principally as a result of the effect of foreign exchange, growth in the business and the effect of FAS 159 implementation.

Policy acquisition and other insurance expenses increased in the nine-month period ended September 30, 2008 compared to the same period in 2007 primarily due to a $1.6 billion increase in General Insurance expenses and a $1.5 billion increase in Life Insurance & Retirement Services expenses. General Insurance expenses increased primarily due to the recognition of a premium deficiency reserve of $453 million related to UGC’s second-lien business, a $432 million increase in compensation-related expenses, and a $275 million change in DAC. Life Insurance & Retirement Services expenses increased primarily due to the effect of foreign exchange, growth in the business and the effect of FAS 159 implementation.

Interest Expense

Interest expense increased in the three- and nine-month periods ended September 30, 2008 compared to the same periods in 2007 reflecting higher borrowings, including interest on the debt and Equity Units from the dates of issuance in May 2008 and borrowings under the Fed facility. Interest expense also includes amortization of the prepaid commitment assets in connection with the Series C Preferred Stock.

American International Group, Inc. and Subsidiaries

Other Expenses

Other Expenses decreased in the three-month period ended September 30, 2008 compared to the same period in 2007 primarily due to a $563 million reversal of accrued compensation expense under AIGFP’s various deferred compensation plans and special incentive plan as a result of significant losses recognized by AIGFP in 2008. Offsetting this reversal were goodwill impairment charges of $341 million and $91 million related to Consumer Finance and Capital Markets, respectively, recognized in the third quarter 2008, resulting from the downturn in the housing markets, the credit crisis and the intent to unwind certain AIGFP businesses. An increase in AGF’s provision for finance receivable losses of $198 million also contributed to the decline.

Other Expenses increased in the nine-month period ended September 30, 2008 compared to the same period in 2007 primarily as a result of the goodwill impairment charges mentioned above, an increase in AIGFP’s other operating expenses due to professional service fees and an increase in AGF’s provision for finance receivable losses of $471 million. Partially offsetting these increases was the reversal of AIGFP deferred compensation and special incentive plan discussed above.

Income Taxes (Benefits)

The effective tax rate on the pre-tax loss for the three-month period ended September 30, 2008 was 12.3 percent. The effective tax rate was lower than the statutory rate of 35 percent due primarily to $6.9 billion of deferred tax expense recorded during the third quarter, comprising $3.6 billion of deferred tax expense attributable to the potential sale of foreign businesses, and a $3.3 billion valuation allowance to reduce tax benefits on capital losses to the amount that AIG believes is more likely than not to be realized.

The effective tax rate on the pre-tax loss for the nine-month period ended September 30, 2008 was 21.5 percent and was also lower than the statutory rate primarily due to the $6.9 billion of deferred tax expense, which is discussed above, as well as other tax charges recorded.

The effective tax rates on pre-tax income for the three- and nine-month periods ended September 30, 2007 were 30.0 percent and 28.0 percent, respectively. These effective tax rates were lower than the statutory rate due primarily to benefits from remediation adjustments and the recognition of tax benefits associated with the SICO Plan for which the compensation expense was recognized in prior years.

Realization of the deferred tax asset depends on AIG’s ability to generate sufficient taxable income of the appropriate character within the carryforward periods of the jurisdictions in which the net operating losses and deductible temporary differences were incurred. AIG assessed its ability to realize the deferred tax asset of $19.1 billion and concluded a $3.3 billion valuation allowance was required to reduce the deferred tax asset to an amount AIG believes is more likely than not to be realized.

When making its assessment, AIG considered future reversals of existing taxable temporary differences, future GAAP taxable income and tax-planning strategies AIG would implement, if necessary, to realize the net deferred tax asset.

In assessing future GAAP taxable income, AIG considered its strong earnings history exclusive of the recent losses on the super senior credit default swap portfolio and from the securities lending program, with respect to which AIG is entering into transactions with the NY Fed to limit exposure to future losses. AIG also considered taxable income from the sales of businesses under its asset disposition plan, the continuing earnings strength of the insurance businesses it intends to retain and its recently announced debt and preferred stock transactions with the NY Fed, together with other actions AIG is taking, when assessing the ability to generate sufficient future taxable income during the relevant carryforward periods to realize the deferred tax asset.

American International Group, Inc. and Subsidiaries

Segment Results

The following table summarizes the operations of each operating segment. (See also Note 2 to the Consolidated Financial Statements.)

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	September 30,		Increase/	September 30,		Increase/
(in millions)	2008	2007	(Decrease)	2008	2007	(Decrease)

Total revenues(a)(b)(e):
General Insurance	$10,808	$12,758	(15)%	$35,854	$38,589	(7)%
Life Insurance & Retirement Services	(4,642)	12,632	–	14,271	40,337	(65)
Financial Services(c)(d)	(5,851)	2,785	–	(16,016)	7,109	–
Asset Management	10	1,519	(99)	658	4,969	(87)
Other	451	13	–	531	407	30
Consolidation and eliminations	122	129	–	(436)	220	–

Total	$898	$29,836	(97)%	$34,862	$91,631	(62)%

Operating income (loss)(a)(b)(e):
General Insurance	$(2,557)	$2,439	–%	$(393)	$8,511	–%
Life Insurance & Retirement Services	(15,329)	1,999	–	(19,561)	6,900	–
Financial Services(c)(d)	(8,203)	669	–	(22,880)	1,008	–
Asset Management	(1,144)	121	–	(2,709)	1,806	–
Other	(1,416)	(627)	–	(2,899)	(1,557)	–
Consolidation and eliminations	464	278	–	237	711	–

Total	$(28,185)	$4,879	–%	$(48,205)	$17,379	–%

(a)	Includes gains (losses) from hedging activities that did not qualify for hedge accounting treatment under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133), including the related foreign exchange gains and losses. For the three-month periods ended September 30, 2008 and 2007, the effect was $1.2 billion and $(178) million, respectively, in both revenues and operating income (loss). For the nine-month periods ended September 30, 2008 and 2007, the effect was $705 million and $(1.1) billion, respectively, in both revenues and operating income (loss). These amounts result primarily from interest rate and foreign currency derivatives that are effective economic hedges of investments and borrowings.
(b)	Includes other-than-temporary impairment charges. Refer to Invested Assets — Portfolio Review — Other-Than-Temporary Impairments for further discussion.
(c)	Includes gains (losses) from hedging activities that did not qualify for hedge accounting treatment under FAS 133, including the related foreign exchange gains and losses. For the three-month periods ended September 30, 2008 and 2007, the effect was $217 million and $353 million, respectively, in both revenues and operating income (loss). For the nine-month periods ended September 30, 2008 and 2007, the effect was $18 million and $(250) million, respectively, in both revenues and operating income (loss). These amounts result primarily from interest rate and foreign currency derivatives that are effective economic hedges of investments and borrowings.
(d)	Includes unrealized market valuation losses of $7.1 billion and $21.7 billion for the three- and nine-month periods ended September 30, 2008, respectively, and $352 million for the three- and nine-month periods ended September 30, 2007, on AIGFP’s super senior credit default swap portfolio.
(e)	To better align financial reporting with the manner in which AIG’s chief operating decision maker manages the business, beginning in the third quarter of 2008, AIG’s own credit risk valuation adjustments on intercompany transactions are excluded from segment revenues and operating income.

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

AIG’s Personal Lines operations provide automobile insurance through aigdirect.com, its direct marketing distribution channel, and the Agency Auto Division, its independent agent/broker distribution channel. It also provides a broad range of coverages for high net worth individuals through the AIG Private Client Group (Private Client Group). Coverages for the Personal Lines operations are written predominantly in the United States.

American International Group, Inc. and Subsidiaries

The main business of the subsidiaries of UGC is the issuance of residential mortgage guaranty insurance, both domestically and internationally, that covers the first loss for credit defaults on high loan-to-value conventional first-lien mortgages for the purchase or refinance of one to four family residences.

On September 15, 2008, United Guaranty Residential Insurance Company (UGRIC) and United Guaranty Mortgage Indemnity Company (UGMIC) were downgraded from AA+ to A+ by S&P. As a result of the downgrade below the AA- level, the companies were required to submit a remediation plan to Fannie Mae and Freddie Mac. All U.S. based mortgage insurers are currently subject to a Government Sponsored Enterprise (GSE) remediation plan as a result of industry-wide rating agency downgrades. UGC’s plan was timely submitted and is awaiting GSE approval. UGRIC and UGMIC continue to write new domestic first-lien mortgage insurance and remain as eligible mortgage insurers with Fannie Mae and Freddie Mac.

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

American International Group, Inc. and Subsidiaries

General Insurance Results

General Insurance operating income is comprised of statutory underwriting profit (loss), changes in DAC, net investment income and net realized capital gains and losses. Operating income (loss), as well as net premiums written, net premiums earned, net investment income and net realized capital gains (losses) and statutory ratios were as follows:

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	September 30,		Increase/	September 30,		Increase/
(in millions, except ratios)	2008	2007	(Decrease)	2008	2007	(Decrease)

Net premiums written:
AIG Property Casualty Group
Commercial Insurance	$5,597	$6,012	(7)%	$16,698	$18,460	(10)%
Transatlantic	1,094	985	11	3,118	2,952	6
Personal Lines	1,108	1,253	(12)	3,626	3,685	(2)
Mortgage Guaranty	280	303	(8)	872	841	4
Foreign General Insurance	3,647	3,270	12	11,712	10,130	16

Total	$11,726	$11,823	(1)%	$36,026	$36,068	–%

Net premiums earned:
AIG Property Casualty Group
Commercial Insurance	$5,735	$5,942	(3)%	$17,064	$17,919	(5)%
Transatlantic	1,027	960	7	3,067	2,873	7
Personal Lines	1,183	1,193	(1)	3,591	3,516	2
Mortgage Guaranty	254	226	12	779	657	19
Foreign General Insurance	3,532	3,112	13	10,740	9,050	19

Total	$11,731	$11,433	3%	$35,241	$34,015	4%

Net investment income:
AIG Property Casualty Group
Commercial Insurance	$512	$854	(40)%	$1,842	$2,871	(36)%
Transatlantic	111	113	(2)	348	348	–
Personal Lines	53	59	(10)	166	173	(4)
Mortgage Guaranty	48	42	14	136	118	15
Foreign General Insurance	5	325	(99)	604	1,071	(44)
Reclassifications and eliminations	6	1	–	11	4	175

Total	$735	$1,394	(47)%	$3,107	$4,585	(32)%

Net realized capital gains (losses)	$(1,658)	$(69)	–%	$(2,494)	$(11)	–%

Operating income (loss):
AIG Property Casualty Group
Commercial Insurance	$(1,109)	$1,829	–%	$57	$5,662	(99)%
Transatlantic	(155)	189	–	148	508	(71)
Personal Lines	23	28	(18)	47	252	(81)
Mortgage Guaranty	(1,118)	(216)	–	(1,990)	(289)	–
Foreign General Insurance	(209)	607	–	1,323	2,383	(44)
Reclassifications and eliminations	11	2	450	22	(5)	–

Total	$(2,557)	$2,439	–%	$(393)	$8,511	–%

Statutory underwriting profit (loss)(b):
AIG Property Casualty Group
Commercial Insurance	$(426)	$1,014	–%	$149	$2,744	(95)%
Transatlantic	(96)	53	–	24	106	(77)
Personal Lines	9	(40)	–	(96)	49	–
Mortgage Guaranty	(1,155)	(270)	–	(2,126)	(438)	–
Foreign General Insurance	74	266	(72)	881	1,039	(15)

Total	$(1,594)	$1,023	–%	$(1,168)	$3,500	–%

AIG Property Casualty Group:
Loss Ratio	92.2	69.2		83.8	68.8
Expense Ratio	28.6	21.1		24.7	20.5

Combined Ratio	120.8	90.3		108.5	89.3

Foreign General Insurance:
Loss Ratio	59.3	52.4		54.9	51.7
Expense Ratio(a)	37.4	37.1		33.8	32.9

Combined ratio	96.7	89.5		88.7	84.6

Consolidated:
Loss Ratio	82.3	64.7		75.0	64.3
Expense Ratio	31.3	25.5		27.7	24.0

Combined Ratio	113.6	90.2		102.7	88.3

(a)	Includes amortization of advertising costs.
(b)	Statutory underwriting profit (loss) is a measure that U.S. domiciled insurance companies are required to report to their regulatory authorities. The following table reconciles statutory underwriting profit (loss) to operating income (loss) for General Insurance:

American International Group, Inc. and Subsidiaries

					Foreign	Reclassifications
	Commercial		Personal	Mortgage	General	and
(in millions)	Insurance	Transatlantic	Lines	Guaranty	Insurance	Eliminations	Total

Three Months Ended September 30, 2008:
Statutory underwriting profit (loss)	$(426)	$(96)	$9	$(1,155)	$74	$–	$(1,594)
Increase (decrease) in DAC	(53)	7	(10)	(9)	25	–	(40)
Net investment income	512	111	53	48	5	6	735
Net realized capital gains (losses)	(1,142)	(177)	(29)	(2)	(313)	5	(1,658)

Operating income (loss)	$(1,109)	$(155)	$23	$(1,118)	$(209)	$11	$(2,557)

Three Months Ended September 30, 2007:
Statutory underwriting profit (loss)	$1,014	$53	$(40)	$(270)	$266	$–	$1,023
Increase (decrease) in DAC	21	8	9	13	40	–	91
Net investment income	854	113	59	42	325	1	1,394
Net realized capital gains (losses)	(60)	15	–	(1)	(24)	1	(69)

Operating income (loss)	$1,829	$189	$28	$(216)	$607	$2	$2,439

Nine Months Ended September 30, 2008:
Statutory underwriting profit (loss)	$149	$24	$(96)	$(2,126)	$881	$–	$(1,168)
Increase (decrease) in DAC	(57)	8	16	4	191	–	162
Net investment income	1,842	348	166	136	604	11	3,107
Net realized capital gains (losses)	(1,877)	(232)	(39)	(4)	(353)	11	(2,494)

Operating income (loss)	$57	$148	$47	$(1,990)	$1,323	$22	$(393)

Nine Months Ended September 30, 2007:
Statutory underwriting profit (loss)	$2,744	$106	$49	$(438)	$1,039	$–	$3,500
Increase (decrease) in DAC	106	22	31	34	244	–	437
Net investment income	2,871	348	173	118	1,071	4	4,585
Net realized capital gains (losses)	(59)	32	(1)	(3)	29	(9)	(11)

Operating income (loss)	$5,662	$508	$252	$(289)	$2,383	$(5)	$8,511

AIG transacts business in most major foreign currencies. The effects of changes in foreign currency exchange rates on the growth of General Insurance net premiums written were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Growth in original currency*	(2.9)%	4.3%	(2.8)%	4.6%
Foreign exchange effect	2.1	1.0	2.7	1.1

Growth as reported in U.S. dollars	(0.8)%	5.3%	(0.1)%	5.7%

*	Computed using a constant exchange rate throughout each period.

Quarterly General Insurance Results

General Insurance reported an operating loss in the three-month period ended September 30, 2008 compared to operating income in the same period in 2007 due to declines in underwriting results and net investment income as well as increased net realized capital losses in the three month-period ended September 30, 2008. The combined ratio for the three-month period ended September 30, 2008 increased to 113.6, an increase of 23.4 points compared to the same period in 2007, primarily due to an increase in the loss ratio of 17.6 points. The loss ratio for accident year 2008 recorded in the three-month period ended September 30, 2008 was 15.7 points higher than the loss ratio recorded in the three-month period ended September 30, 2007 for accident year 2007. Catastrophe related losses (primarily from hurricanes Ike and Gustav in 2008) were $1.4 billion in the three-month period ended September, 30, 2008, accounting for 11.6 points of the increase in the accident year loss ratio. Increases in first-lien Mortgage Guaranty losses accounted for 2.6 points of the increase in the 2008 accident year loss ratio. AIG expects that the downward cycle in the U.S. housing market will continue to adversely affect Mortgage Guaranty’s loss ratios for the foreseeable future. The loss ratio also increased for other property and casualty lines due to premium rate decreases and changes in loss trends. Favorable prior year development and increases in the loss reserve discount reduced incurred losses by $169 million and $377 million in the three-month periods ended September 30, 2008 and 2007, respectively, accounting for 1.9 points of the increase in the loss ratio.

General Insurance net premiums written declined 0.8 percent in the three-month period ended September 30, 2008 compared to the same period in 2007, as a decline in AIG Property Casualty Group was partially offset by growth in Foreign General Insurance from both established and new distribution channels, and the positive effect of changes in foreign currency exchange rates.

General Insurance net investment income declined in the three-month period ended September 30, 2008 by $659 million or approximately 47 percent compared to the same period in 2007. Interest and dividend income increased $17 million in the three-month period ended September 30, 2008 compared to the

American International Group, Inc. and Subsidiaries

same period in 2007 as investments in fixed maturities and equity securities increased by $3.2 billion and the average yield was substantially unchanged for both periods. Partnership and mutual fund investment results were losses of $512 million in the three-month period ended September 30, 2008 compared to income of $241 million in the same period in 2007, primarily due to weaker equity market performance in 2008.

Net realized capital losses in the three-month period ended September 30, 2008 include other-than-temporary impairment charges of $1.8 billion principally on fixed maturity securities compared to $35 million in the same period of 2007. See also Capital Resources and Liquidity and Invested Assets herein.

Year-to-Date General Insurance Results

General Insurance reported an operating loss in the nine-month period ended September 30, 2008 compared to the same period in 2007 due to declines in underwriting results and net investment income as well as net realized capital losses in the nine month-period ended September 30, 2008 compared to net realized capital gains in the same period in 2007. The combined ratio for the nine-month period ended September 30, 2008, increased to 102.7, an increase of 14.4 points compared to the same period in 2007, primarily due to an increase in the loss ratio of 10.8 points. The loss ratio for accident year 2008 recorded in the nine-month period ended September 30, 2008 was 9.4 points higher than the loss ratio recorded in the nine-month period ended September 30, 2007 for accident year 2007. Catastrophe-related losses were $1.5 billion and $101 million in the nine-month periods ended September, 30, 2008, and 2007, respectively, accounting for 4.1 points of the increase in the accident loss ratio. Increases in Mortgage Guaranty losses accounted for 3.0 points of the increase in the 2008 accident year loss ratio. The loss ratio also increased for other property and casualty lines due to premium rate decreases and changes in loss trends. Favorable development from prior years and increases in the loss reserve discount reduced incurred losses by $254 million and $720 million in the nine-month periods ended September 30, 2008 and 2007, respectively. The favorable development in the nine-month period ended September 30, 2008 includes $339 million of favorable development recognized in the first three months of 2008, related to policies whose premiums vary with the level of losses incurred (loss sensitive policies). Loss sensitive policies did not have a significant effect in 2007. The favorable development on loss sensitive policies had no effect on underwriting profit as it was entirely offset by a reduction in earned premiums.

General Insurance net premiums written were essentially unchanged in the nine-month period ended September 30, 2008 compared to the same period in 2007, as a decline in Commercial Insurance rates was almost entirely offset by growth in Foreign General Insurance from both established and new distribution channels and the positive effect of changes in foreign currency exchange rates.

General Insurance net investment income declined in the nine-month period ended September 30, 2008 by $1.5 billion or approximately 32 percent compared to the same period in 2007. Interest and dividend income increased $186 million in the nine-month period ended September 30, 2008 compared to the same period in 2007 as investment in fixed maturities and equity securities increased by $4.5 billion and the average yield was substantially unchanged for both periods. Partnership and mutual fund investment results were losses of $496 million in the nine-month period ended September 30, 2008 compared to income of $1.2 billion in the same period in 2007, primarily due to poor performance in the equity markets in 2008. Investment expenses declined $64 million in the nine-month period ended September 30, 2008 compared to the same period in 2007, primarily due to decreased interest expense on deposit liabilities.

Net realized capital losses in the nine-month period ended September 30, 2008 were driven by other-than-temporary impairment charges of $2.7 billion compared to $165 million in the same period of 2007. See also Capital Resources and Liquidity and Invested Assets herein.

Quarterly Commercial Insurance Results

Commercial Insurance reported an operating loss of $1.1 billion in the three-month period ended September 30, 2008 compared to operating income of $1.8 billion in the same period in 2007, reflecting both underwriting losses and reduced net investment income as well as increased net realized capital losses in the three-month period ended September 30, 2008. The decline in underwriting results is also reflected in the combined ratio, which increased 25.2 points in the three-month period ended September 30, 2008 compared to the same period in 2007. The loss ratio for accident year 2008, recorded in the three-month period ended September 30, 2008 was 19.8 points higher than the loss ratio recorded in the three-month period ended September 30, 2007 for accident year 2007. The increase in the 2008 accident year loss ratio includes 18.8 points for losses related to the hurricanes with the remaining increase due to higher casualty losses and the effect of premium rate declines. Favorable prior year development and increases in the reserve discount decreased incurred losses by $181 million and $353 million in the three-month periods ended September 30, 2008 and 2007, respectively, accounting for 2.8 points of the increase in the loss ratio. Commercial Insurance’s net premiums written declined in the three-month period ended September 30, 2008 compared to the same period in 2007 primarily due to declines in workers’ compensation premiums and other casualty lines of business.

Commercial Insurance’s expense ratio increased to 21.9 in the three-month period ended September 30, 2008 compared to 19.2 in the same period of 2007. Provision for uncollectible premiums increased by $82 million in the three-month period ended September 30, 2008 compared to the same period in 2007. In general, net premiums written

American International Group, Inc. and Subsidiaries

increased in lines of business with higher expense ratios and lower loss ratios compared to other Commercial Insurance lines of business, contributing to the increase in the expense ratio for the three-month period ended September 30, 2008 compared to the same period in 2007.

Commercial Insurance’s net investment income declined in the three-month period ended September 30, 2008 compared to the same period in 2007, primarily due to losses of $230 million from partnership and mutual fund investments in the three-month period ended September 30, 2008 compared to income of $219 million in the same period in 2007.

Commercial Insurance recorded net realized capital losses of $1.1 billion in the three-month period ended September 30, 2008 compared to net realized capital losses of $60 million in the same period of 2007, primarily due to other-than-temporary impairment charges of $1.2 billion in the three-month period ended September 30, 2008 compared to charges of $26 million in the same period in 2007, principally related to fixed maturity securities.

Year-to-Date Commercial Insurance Results

Commercial Insurance’s operating income decreased 99 percent in the nine-month period ended September 30, 2008 compared to the same period in 2007, primarily due to significant declines in underwriting results and net investment income, as well as significantly greater net realized capital losses in the nine-month period ended September 30, 2008. The decline in underwriting results is also reflected in the combined ratio, which increased 15.5 points in the nine-month period ended September 30, 2008 compared to the same period in 2007. The loss ratio for accident year 2008 recorded in the nine-month period ended September 30, 2008 included a 7.2 point effect related to the catastrophe losses, and was 11.1 points higher than the loss ratio recorded in the nine-month period ended September 30, 2007 for accident year 2007. Prior year development and increases in the loss reserve discount reduced incurred losses by $373 million and $630 million in the nine-month periods ended September 30, 2008 and 2007, respectively.

Commercial Insurance’s net premiums written declined in the nine-month period ended September 30, 2008 compared to the same period in 2007 primarily due to declines in premiums from workers’ compensation and other casualty lines of business including a reduction of $339 million related to loss sensitive policies as described above.

Commercial Insurance’s expense ratio increased to 21.7 in the nine-month period ended September 30, 2008 compared to 18.6 in the same period of 2007. Return premiums on loss sensitive policies reduced net premiums written, without a corresponding reduction in expenses, increasing the expense ratio by 0.5 points for the nine-month period ended September 30, 2008 compared to the same period in 2007. The remaining increase in the expense ratio primarily resulted from changes in property reinsurance programs, increases in the provision for uncollectible premiums and changes in the mix of business as discussed above.

Commercial Insurance’s net investment income declined significantly in the nine-month period ended September 30, 2008 compared to the same period in 2007, primarily due to a loss of $273 million from partnership and mutual fund investments in the nine-month period ended September 30, 2008 compared to a gain of $875 million in the same period in 2007.

Commercial Insurance recorded net realized capital losses of $1.9 billion in the nine-month period ended September 30, 2008 compared to net realized capital losses of $59 million in the same period in 2007, primarily due to other-than-temporary impairment charges of $2.0 billion in the nine-month period ended September 30, 2008, related to both fixed maturity and equity securities, compared to $139 million in the same period in 2007.

Quarterly Transatlantic Results

Transatlantic reported an operating loss of $155 million in the three-month period ended September 30, 2008 compared to income of $189 million in the same period in 2007, primarily due to a significant increase in net realized capital losses and a statutory underwriting loss. The increase in net realized capital losses is due principally to other-than-temporary impairment charges of $144 million. The statutory underwriting loss in the three-month period ended September 30, 2008 compared to the gain in the same period in 2007 reflects increased catastrophe losses resulting principally from hurricane Ike.

Year-to-Date Transatlantic Results

Transatlantic’s operating income decreased to $148 million in the nine-month period ended September 30, 2008 compared to $508 million in the same period in 2007, primarily due to an increase in net realized capital losses and a decrease in statutory underwriting profit. The increase in net realized capital losses is due principally to other-than-temporary impairment charges of $202 million. The decrease in statutory underwriting profit in the nine-month period ended September 30, 2008 compared to the same period in 2007 reflects increased catastrophe losses resulting principally from hurricane Ike.

Quarterly Personal Lines Results

Personal Lines operating income decreased in the three-month period ended September 30, 2008 compared to the same period in 2007, primarily due to a decline in net investment income and other-than-temporary impairment charges related to the ongoing turmoil in the financial markets, which more than offset an improvement in statutory underwriting results.

Net premiums written decreased in the three-month period ended September 30, 2008 compared to the same period in 2007, primarily due to continued growth in the Private Client Group, offset by reductions in both the

American International Group, Inc. and Subsidiaries

aigdirect.com and Agency Auto businesses. The growth in the Private Client Group reflects the execution of a plan to expand its distribution network.

Year-to-Date Personal Lines Results

Personal Lines operating income decreased in the nine-month period ended September 30, 2008 compared to the same period in 2007, primarily due to a decline in statutory underwriting profit and other-than-temporary impairment charges.

Quarterly Mortgage Guaranty Results

In response to the worsening market conditions during the last several quarters, UGC has tightened underwriting standards and increased premium rates for its first- and second-lien business. As the credit markets tightened the second-lien business has seen a significant decline in activity and, combined with UGC’s tightened underwriting standards, new business written for second-liens has dropped significantly. As a result of the decline in new business and in conjunction with the increasing loss experience UGC decided to withdraw from the second-lien market, cease selling new business and place its second-lien portfolio into run-off as of September 30, 2008.

Mortgage Guaranty’s operating loss increased significantly in the three-month period ended September 30, 2008 compared to the same period in 2007 due to tightening credit markets, declining housing values and the recognition of a premium deficiency reserve on second-lien business.

Net premiums written declined by 8 percent to $280 million in the three-month period ended September 30, 2008 compared to the same period in 2007, primarily due to declines in private student loans and international mortgage businesses of 77 percent and 30 percent, respectively, primarily due to tightened underwriting standards. First-and second-lien business grew moderately due to increased persistency year over year. However, new insurance written, which is a measure of the amount of new insurance added to the portfolio, during the three-month period ended September 30, 2008 decreased 77 percent and 97 percent, respectively, when compared to the same period in 2007. This decline is primarily due to UGC’s tightening of underwriting guidelines and rate increases during the period.

Losses and loss expenses incurred increased $461 million over the same period in 2007, driven by domestic first- and second-lien business due to the continuing decline in the domestic housing market. Domestic first- and second-lien losses incurred increased 189 percent and 35 percent respectively, compared to the same period in 2007, resulting in a loss ratio for the first-lien business of 308.1 in the three-month period ended September 30, 2008. Increases in both domestic and international losses incurred resulted in an overall loss ratio for Mortgage Guaranty (excluding in 2008 the second-lien business in run-off) of 279.4 in the three-month period ended September 30, 2008 compared to 197.0 in the same period in 2007. Limits on certain ceded reinsurance covering the domestic first lien business may result in increased net losses in future periods, if the current housing market decline continues.

Historically, Mortgage Guaranty included all mortgage insurance risks in a single premium deficiency test because the manner of acquiring, servicing and measuring the profitability of all Mortgage Guaranty contracts was consistent. With the decision to place the second-lien business in run-off, management no longer measures the profitability for the second-lien business in the same manner as that for Mortgage Guaranty’s ongoing businesses, and will no longer report loss ratio or expense ratio information for the second-lien business. As a result, UGC performed a separate premium deficiency calculation for the second lien business as of September 30, 2008.

At September 30, 2008, the present value of expected second-lien future losses and expenses (net of expected future recoveries) was $1.6 billion, offset by the present value of expected second-lien future premium of $499 million and the already established loss reserves of $727 million, resulting in a premium deficiency reserve of $453 million. The second-lien risk in force at September 30, 2008 totaled $3.1 billion with 550 thousand second-lien policies in force, expected to run-off over the next 10 to 12 years. Risk in force represents the full amount of second-lien loans insured reduced for contractual aggregate loss limits on certain pools of loans, usually 10 percent of the full amount of loans insured in each pool. Mortgage Guaranty may record net losses on this business in future periods because the timing of future delinquencies may precede recognition of future premiums, in an amount in excess of the premium deficiency reserve.

As of September 30, 2008 there was no premium deficiency related to the remainder of the Mortgage Guaranty business.

Year-to-Date Mortgage Guaranty Results

Mortgage Guaranty’s operating loss in the nine-month period ended September 30, 2008 increased significantly compared to the same period in 2007 due to deteriorating housing markets throughout the United States as well as in several international markets, a tightening domestic credit market and the premium deficiency reserve discussed above. Net premiums written increased 4 percent in the nine-month period ended September 30, 2008 compared to the same period in 2007, primarily due to increases in domestic first-and second-lien premiums during the first half of 2008, partially offset by declines in net premiums written in private student loans and international mortgage insurance businesses. Net premiums written for first-and second-lien businesses increased 22 percent and 14 percent, respectively, in the nine-month period ended September 30, 2008 compared to the same period in 2007, due mainly to increased persistency

American International Group, Inc. and Subsidiaries

year over year. Net premiums written for international mortgage insurance business declined 20 percent, primarily due to tightened underwriting standards. During the nine-month period in 2008, net premiums written have steadily declined due to UGC’s steady tightening of underwriting guidelines and rate increases during the year. New insurance written during the nine-month period ended September 30, 2008 decreased 31 percent and 78 percent for first and second-lien business, respectively, when compared to the same period in 2007.

Domestic first- and second-lien losses incurred increased 247 percent and 75 percent, respectively, compared to the nine-month period ended September 30, 2007, resulting in a first-lien loss ratio of 255.3 in the nine-month period ended September 30, 2008. Increases in domestic and international losses incurred resulted in an overall loss ratio for Mortgage Guaranty (excluding in 2008 the second-lien business in run-off) of 225.0 in the nine-month period ended September 30, 2008, compared to 140.9 in the nine-month period ended September 30, 2007.

Quarterly Foreign General Insurance Results

Foreign General Insurance incurred an operating loss of $209 million in the three-month period ended September 30, 2008 compared to operating income of $607 million in the same period in 2007. The loss was due to a decline of $320 million in net investment income and an increase of $289 million in net realized capital losses, as well as a decrease in underwriting results, mainly due to catastrophe losses.

Net premiums written increased 12 percent (4 percent in original currency) in the three-month period ended September 30, 2008 compared to the same period in 2007, reflecting growth in commercial and consumer lines driven by new business from both established and new distribution channels, including the late 2007 acquisition of Württembergische und Badische Versicherungs – AG (WüBa) in Germany. Net premiums written for commercial lines increased due to new business, mainly in the U.K. and European markets, and decreases in the use of reinsurance, partially offset by declines in premium rates. Net premiums written for the Lloyd’s syndicate and Aviation declined due to rate decreases, increased market competition and an increase in the use of reinsurance.

The loss ratio in the three-month period ended September 30, 2008 increased 6.9 points compared to the same period in 2007, primarily due to higher catastrophe losses and an increase in frequency of smaller claims partially offset by a reduction in severe but non-catastrophe losses. Catastrophe losses in Ascot from Hurricanes Ike and Gustav totaled $133 million for the three months ended September 30, 2008 and contributed 2.8 points to the increase in the loss ratio. In addition, higher claims frequency contributed 4.5 points to the loss ratio, which was partially offset by declines in severe but non-catastrophe losses.

Net investment income decreased $320 million or 99 percent in the three-month period ended September 30, 2008 compared to the same period in 2007 as continued weakness in the equity markets led to losses from partnership and mutual fund investments which collectively increased $296 million from the same period in 2007.

Foreign General Insurance net realized capital losses for the three-month period ended September 30, 2008 were $313 million compared to net realized capital losses of $24 million in the same period of 2007, primarily due to other-than-temporary impairment charges, which amounted to $433 million for the three-month period ended September 30, 2008, compared to $5 million in the same period in 2007.

Year-to-Date Foreign General Insurance Results

Foreign General Insurance operating income decreased in the nine-month period ended September 30, 2008 compared to the same period in 2007, due to net realized capital losses, decreases in underwriting results and net investment income.

Net premiums written increased 16 percent (7 percent in original currency) in the nine-month period ended September 30, 2008 compared to the same period in 2007, reflecting growth in commercial and consumer lines driven by new business from established and new distribution channels, including the WüBa acquisition. Net premiums written for commercial lines increased due to new business in the U.K. and Europe and decreases in the use of reinsurance, partially offset by declines in premium rates. Growth in personal accident business in Latin America, Asia and Europe also contributed to the increase. Net premiums written for the Lloyd’s syndicate Ascot continued to decline due to rate decreases and increased market competition.

The loss ratio in the nine-month period ended September 30, 2008 increased 3.2 points compared to the same period in 2007 due to increases in catastrophe losses, frequency of smaller claims and severe but non-catastrophic losses. Catastrophe losses including Hurricanes Ike and Gustav totaled $138 million for the nine months ended September 30, 2008 compared to $91 million of U.K. flood losses in the same period in the prior year, which contributed 0.2 points to the increase in the loss ratio. Prior accident year development reduced incurred losses by $65 million and $108 million in the first nine months of 2008 and 2007, respectively, accounting for 0.6 points of the increase. The current accident year loss ratio excluding catastrophe losses increased by 2.4 points primarily due to increases in severe but non-catastrophic losses and the frequency of smaller claims.

Net investment income decreased $467 million in the nine-month period ended September 30, 2008 compared to the same period in 2007 primarily due to mutual fund income which was $361 million lower than the same period of 2007, reflecting weaker performance in the equity markets in 2008.

American International Group, Inc. and Subsidiaries

Foreign General Insurance net realized capital losses for the nine-month period ended September 30, 2008 were $353 million compared to net realized capital gains of $29 million in the same period of 2007, primarily due to other-than-temporary impairment charges, which amounted to $433 million for the nine-month period ended September 30, 2008, compared to $16 million in the same period in 2007.

Reserve for Losses and Loss Expenses

The following table presents the components of the General Insurance gross reserve for losses and loss expenses (loss reserves) by major lines of business on a statutory Annual Statement basis*:

	September 30,	December 31,
(in millions)	2008	2007

Other liability occurrence	$21,311	$20,580
Workers’ compensation	15,242	15,568
Other liability claims made	13,802	13,878
International	8,452	7,036
Auto liability	6,211	6,068
Property	5,933	4,274
Reinsurance	3,610	3,127
Products liability	2,462	2,416
Medical malpractice	2,315	2,361
Mortgage guaranty/credit	2,779	1,426
Accident and health	1,783	1,818
Commercial multiple peril	1,796	1,900
Aircraft	1,705	1,623
Fidelity/surety	1,216	1,222
Other	2,260	2,203

Total	$90,877	$85,500

*	Presented by lines of business pursuant to statutory reporting requirements as prescribed by the National Association of Insurance Commissioners.

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

At September 30, 2008, General Insurance net loss reserves increased $4.47 billion from the prior year-end to $73.75 billion. The net loss reserves represent loss reserves reduced by reinsurance recoverable, net of an allowance for unrecoverable reinsurance and applicable discount for future investment income.

The following table classifies the components of the General Insurance net loss reserve by business unit:

	September 30,	December 31,
(in millions)	2008	2007

Commercial Insurance(a)	$49,240	$47,392
Transatlantic	7,537	6,900
Personal Lines(b)	2,472	2,417
Mortgage Guaranty	2,545	1,339
Foreign General Insurance(c)	11,959	11,240

Total Net Loss Reserve	$73,753	$69,288

(a)	At September 30, 2008 and December 31, 2007, Commercial Insurance loss reserves include approximately $2.78 billion and $3.13 billion, respectively, ($2.96 billion and $3.34 billion, respectively, before discount), related to business written by Commercial Insurance but ceded to American International Reinsurance Company Limited (AIRCO) and reported in AIRCO’s statutory filings. Commercial Insurance loss reserves also include approximately $601 million and $590 million related to business

American International Group, Inc. and Subsidiaries

included in AIUO’s statutory filings at September 30, 2008 and December 31, 2007, respectively.

(b)	At September 30, 2008 and December 31, 2007, Personal Lines loss reserves include approximately $1.07 billion and $894 million, respectively, related to business ceded to Commercial Insurance and reported in Commercial Insurance’s statutory filings.
(c)	At September 30, 2008 and December 31, 2007, Foreign General Insurance loss reserves include approximately $2.02 billion and $3.02 billion, respectively, related to business reported in Commercial Insurance’s statutory filings.

The Commercial Insurance net loss reserve is comprised principally of the business of AIG subsidiaries participating in American Home/National Union pool (10 companies) and the surplus lines pool (Lexington Insurance Company, AIG Excess Liability Insurance Company and Landmark Insurance Company).

Commercial Insurance cedes a quota share percentage of its other liability occurrence and products liability occurrence business to AIRCO. The quota share percentage ceded was 10 percent in the nine-month period ended 2008 and 15 percent in 2007 and covered all business written in these years for these lines by participants in the American Home/National Union pool. AIRCO’s loss reserves relating to these quota share cessions from Commercial Insurance are recorded on a discounted basis. As of September 30, 2008, AIRCO carried a discount of approximately $180 million applicable to the $2.96 billion in undiscounted reserves it assumed from the American Home/National Union pool via this quota share cession. AIRCO also carries approximately $499 million in net loss reserves relating to Foreign General Insurance business. These reserves are carried on an undiscounted basis.

The companies participating in the American Home/National Union pool have maintained a participation in the business written by AIU for decades. As of September 30, 2008, these AIU reserves carried by participants in the American Home/National Union pool totaled approximately $2.02 billion. The remaining Foreign General Insurance reserves are carried by American International Underwriter Overseas, Ltd. (AIUO), AIRCO, AIG U.K., and other smaller AIG subsidiaries domiciled outside the United States. Statutory filings in the United States by AIG companies reflect the business written by U.S. domiciled entities only, and therefore exclude business written by AIUO, AIRCO, and all other internationally domiciled subsidiaries. The total reserves carried at September 30, 2008 by AIUO and AIRCO were approximately $3.60 billion and $3.28 billion, respectively. AIRCO’s $3.28 billion in total General Insurance reserves consist of approximately $2.78 billion from business assumed from the American Home/National Union pool and an additional $499 million relating to Foreign General Insurance business.

Discounting of Reserves

At September 30, 2008, AIG’s overall General Insurance net loss reserves reflect a loss reserve discount of $2.50 billion, including tabular and non-tabular calculations. The tabular workers compensation discount is calculated using a 3.5 percent interest rate and the 1979-81 Decennial Mortality Table. The non-tabular workers compensation discount is calculated separately for companies domiciled in New York and Pennsylvania, and follows the statutory regulations for each state. For New York companies, the discount is based on a five percent interest rate and the companies’ own payout patterns. For Pennsylvania companies, the statute has specified discount factors for accident years 2001 and prior, which are based on a six percent interest rate and an industry payout pattern. For accident years 2002 and subsequent, the discount is based on the yield of United States Treasury securities ranging from one to twenty years and the companies’ own payout patterns, with the future expected payment for each year using the interest rate associated with the corresponding Treasury security yield for that time period. The discount is comprised of the following: $794 million — tabular discount for workers’ compensation in Commercial Insurance; $1.53 billion — non-tabular discount for workers’ compensation in Commercial Insurance; and $180 million — non-tabular discount for other liability occurrence and products liability occurrence in AIRCO. The total undiscounted workers’ compensation loss reserve carried by Commercial Insurance is approximately $13.5 billion as of September 30, 2008. The other liability occurrence and products liability occurrence business in AIRCO that is assumed from Commercial Insurance is discounted based on the yield of United States Treasury securities ranging from one to twenty years and the Commercial Insurance payout pattern for this business. The undiscounted reserves assumed by AIRCO from Commercial Insurance totaled approximately $2.96 billion at September 30, 2008.

Quarterly Reserving Process

AIG believes that the General Insurance net loss reserves are adequate to cover General Insurance net losses and loss expenses as of September 30, 2008. While AIG regularly reviews the adequacy of established loss reserves, there can be no assurance that AIG’s ultimate loss reserves will not develop adversely and materially exceed AIG’s loss reserves as of September 30, 2008. In the opinion of management, such adverse development and resulting increase in reserves is not likely to have a material adverse effect on AIG’s consolidated financial condition, although it could have a material adverse effect on AIG’s consolidated results of operations for an individual reporting period.

American International Group, Inc. and Subsidiaries

The reconciliation of net loss reserves was as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in millions)	2008	2007	2008	2007

Net reserve for losses and loss expenses at beginning of period	$72,331	$65,197	$69,288	$62,630
Foreign exchange effect	(765)	224	(502)	438

Losses and loss expenses incurred:
Current year	9,723	7,636	26,364	22,185
Prior years, other than accretion of discount	(144)	(337)	(215)	(605)
Prior years, accretion of discount	79	92	255	220

Losses and loss expenses incurred	9,658	7,391	26,404	21,800

Losses and loss expenses paid	7,471	5,875	21,437	17,931

Net reserve for losses and loss expenses at end of period	$73,753	$66,937	$73,753	$66,937

The following tables summarize development, (favorable) or unfavorable, of incurred losses and loss expenses for prior years (other than accretion of discount):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in millions)	2008	2007	2008	2007

Prior Accident Year Development by
Reporting Unit:
Commercial Insurance	$(156)	$(313)	$(298)	$(465)
Personal Lines	(9)	32	56	(29)
Mortgage Guaranty	69	(27)	127	–
Foreign General Insurance	(49)	(40)	(65)	(108)

Subtotal	(145)	(348)	(180)	(602)
Transatlantic	1	11	2	47
Asbestos settlements	–	–	(37)	(50)

Prior years, other than accretion of discount	$(144)	$(337)	$(215)	$(605)

	Calendar Year
(in millions)	2008	2007

Prior Accident Year Development by Accident Year:
2007	$(259)
2006	(388)	$(898)
2005	(396)	(373)
2004	(269)	(248)
2003	66	143
2002	78	200
2001 and prior	953	571

Prior years, other than accretion of discount	$(215)	$(605)

In determining the quarterly loss development from prior accident years, AIG conducts analyses to determine the change in estimated ultimate loss for each accident year for each profit center. For example, if loss emergence for a profit center is different than expected for certain accident years, the actuaries examine the indicated effect such emergence would have on the reserves of that profit center. In some cases, the higher or lower than expected emergence may result in no clear change in the ultimate loss estimate for the accident years in question, and no adjustment would be made to the profit center’s reserves for prior accident years. In other cases, the higher or lower than expected emergence may result in a larger change, either favorable or unfavorable, than the difference between the actual and expected loss emergence. Such additional analyses were conducted for each profit center, as appropriate, in the three-month period ended September 30, 2008 to determine the loss development from prior accident years for the three-month period ended September 30, 2008. As part of its quarterly reserving process, AIG also considers notices of claims received with respect to emerging issues, such as those related to the U.S. mortgage and housing market.

2008 Net Loss Development

In the three-month period ended September 30, 2008, net loss development from prior accident years was favorable by approximately $144 million, excluding approximately $79 million from accretion of loss reserve discount. The overall favorable development of $144 million consisted of approximately $473 million of favorable development from accident years 2004 through 2007, partially offset by approximately $329 million of adverse loss development from accident years 2003 and prior. In the three months ended September 30, 2008, AIG completed an update of its ground up projections of claims exposure for the directors and officers liability (D&O) and related management liability classes of business within AIG Executive Liability. AIG utilizes the ultimate loss estimates resulting from these claims projections as a benchmark in determining the appropriate loss reserves for this business. As a result of the updated claims projections, the quarterly review of reported loss experience as of September 30, 2008 and other relevant factors, AIG recognized approximately $105 million in favorable loss development from prior accident years for the D&O and related management liability classes of business in the three months ended September 30, 2008. This consisted of approximately $185 million of favorable development from accident years 2004 through 2006, partially offset by approximately $80 million of adverse development from accident years 2000 through 2002. The overall favorable development of $144 million reflects this $105 million in favorable development from the D&O and related management liability classes of business within AIG Executive Liability. The overall favorable development of $144 million also included approximately $140 million of favorable development from business written within Commercial Insurance by Lexington Insurance Company, including casualty, catastrophic casualty, healthcare and program business. Partially offsetting these favorable developments within Commercial Insurance was approximately $170 million of adverse development from business written

American International Group, Inc. and Subsidiaries

by AIG Excess Casualty, primarily from accident years 2003 and prior. This adverse development relating to excess casualty reflected continued emergence of latent claims such as construction defect, product aggregate, and pharmaceutical related exposures, as well as higher than expected large loss activity from these accident years. The commutation of one large account within Commercial Insurance resulted in approximately $120 million of favorable development from accident years 2001 and prior in the three months ended September 30, 2008.

Mortgage Guaranty experienced $69 million of adverse development in the three-month period ended September 30, 2008, reflecting the adverse claims environment (see Quarterly Mortgage Guaranty Results above), including approximately $77 million of adverse development from accident year 2007, partially offset by a minor amount of favorable development from earlier accident years.

In the nine-month period ended September 30, 2008, net loss development from prior accident years was favorable by approximately $215 million, including approximately $339 million of favorable development relating to loss sensitive business in the first three months of 2008 (which was offset by an equal amount of negative earned premium development), and excluding approximately $255 million from accretion of loss reserve discount. Excluding both the favorable development relating to loss sensitive business and accretion of loss reserve discount, net loss development from prior accident years in the nine-month period ended September 30, 2008, was adverse by approximately $124 million. The overall favorable development of $215 million consisted of approximately $1.31 billion of favorable development from accident years 2004 through 2007 partially offset by approximately $1.10 billion of adverse loss development from accident years 2003 and prior. Excluding the favorable development from loss sensitive business, the overall adverse development of $124 million consisted of approximately $1.03 billion of favorable development from accident years 2004 through 2007 offset by approximately $1.15 billion of adverse development from accident years 2003 and prior. The adverse development from accident years 2003 and prior was primarily related to excess casualty business within Commercial Insurance. The favorable development from accident years 2004 through 2007 included approximately $280 million in favorable development from loss sensitive business written by AIG Risk Management, and approximately $350 million in favorable development from business written by Lexington Insurance Company, including healthcare, catastrophic casualty, casualty and program businesses. AIG Executive Liability business contributed approximately $250 million to the favorable development from accident years 2004 and 2005, relating primarily to D&O. The adverse development from accident years 2003 and prior included approximately $200 million related to claims involving MTBE, a gasoline additive, primarily on excess casualty business within Commercial Insurance from accident years 2000 and prior. In addition, as described above for the three months ended September 30, 2008, the excess casualty adverse developments reflect a variety of other latent claims and large losses. AIG’s exposure to these latent exposures was reduced after 2002 due to significant changes in policy terms and conditions as well as underwriting guidelines. Other segments throughout AIG contributed to the adverse developments from accident year 2003 and prior, including D&O and other professional liability classes within Commercial Insurance, and Transatlantic. Mortgage Guaranty contributed approximately $126 million of overall adverse development in the nine-month period ended September 30, 2008, with $119 million relating to accident year 2007. See Year-to-Date Mortgage Guaranty Results above.

2007 Net Loss Development

In the three months ended September 30, 2007, net loss development from prior accident years was favorable by approximately $337 million, including approximately $11 million of adverse development from the general reinsurance operations of Transatlantic, and excluding approximately $92 million from accretion of loss reserve discount. Excluding Transatlantic, as well as accretion of discount, net loss development in the three months ended September 30, 2007 from prior accident years was favorable by approximately $348 million. The overall favorable development of $337 million consisted of approximately $764 million of favorable development from accident years 2004 through 2006, partially offset by approximately $299 million of adverse development from accident years 2002 and prior and $128 million of adverse development from accident year 2003. For the three months ended September 30, 2007, most classes of AIG’s business continued to experience favorable development for accident years 2004 through 2006. The majority of the adverse development from accident years 2002 and prior was related to developments from excess casualty business within Commercial Insurance and from Transatlantic. The adverse development from accident year 2003 was primarily related to developments from excess casualty business within Commercial Insurance, which represented less than a 1 percent change in the ultimate loss estimate for accident year 2003. In the three months ended September 30, 2007, as described above, AIG completed an update of its ground up projections of claims exposure for the D&O and related management liability classes of business. As a result of the updated claims projections, in addition to the quarterly review of reported loss experience as of September 30, 2007 and other relevant factors, AIG recognized approximately $150 million in favorable loss development from prior accident years for the D&O and related management liability classes of business in the three months ended September 30, 2007. This consisted of approximately $200 million of favorable development from accident years 2004 through 2006, partially offset by approximately

American International Group, Inc. and Subsidiaries

$50 million of adverse development from accident years 2002 and prior. The overall favorable development of $337 million reflects this $150 million from the D&O and related management liability classes of business within Commercial Insurance.

In the first nine months of 2007, net loss development from prior accident years was favorable by approximately $605 million, including approximately $47 million of adverse development from the general reinsurance operations of Transatlantic, and excluding approximately $220 million from accretion of loss reserve discount. Excluding Transatlantic, as well as accretion of discount, net loss development in the first nine months of 2007 from prior accident years was favorable by approximately $652 million. The overall favorable development of $605 million consisted of approximately $1.52 billion of favorable development from accident years 2004 through 2006, partially offset by approximately $771 million of adverse development from accident years 2002 and prior and $143 million of adverse development from accident year 2003. For the first nine months of 2007, most classes of AIG’s business continued to experience favorable development for accident years 2004 through 2006. The majority of the adverse development from accident years 2002 and prior was related to development from excess casualty business within Commercial Insurance and from Transatlantic. The adverse development from accident year 2003 was primarily related to developments from excess casualty business within Commercial Insurance. The overall favorable development of $605 million includes approximately $200 million pertaining to the D&O and related management liability classes of business within Commercial Insurance, consisting of approximately $235 million of favorable development from accident years 2004 through 2006, partially offset by approximately $35 million of adverse development from accident years 2002 and prior.

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

As described more fully in the 2007 Annual Report on Form 10-K, AIG’s reserves relating to asbestos and environmental claims reflect a comprehensive ground-up analysis. In the nine-month period ended September 30, 2008, AIG maintained the ultimate loss estimates for asbestos and environmental claims resulting from the recently completed reserve analyses. A minor amount of adverse incurred loss development pertaining to asbestos was reflected in the nine-month period ended September 30, 2008, as presented in the table that follows. This development was primarily attributable to several large defendants, the effect of which was largely offset by one large favorable settlement. A moderate amount of favorable gross incurred loss development pertaining to environmental was reflected in the nine-month period ended September 30, 2008, as presented in the table that follows. This development was primarily attributable to recent favorable experience which was fully reinsured, resulting in no favorable net development on environmental net reserves.

American International Group, Inc. and Subsidiaries

A summary of reserve activity, including estimates for applicable IBNR, relating to asbestos and environmental claims separately and combined appears in the following table. The vast majority of such claims arise from policies written in 1984 and prior years. The current environmental policies that AIG underwrites on a claims-made basis have been excluded from the following table:

	Nine Months Ended September 30,
	2008		2007
(in millions)	Gross	Net	Gross(a)	Net

Asbestos:
Reserve for losses and loss expenses at beginning of year	$3,864	$1,454	$4,523	$1,889
Losses and loss expenses incurred(b)	76	18	18	7
Losses and loss expenses paid(b)	(540)	(228)	(614)	(363)

Reserve for losses and loss expenses at end of period	$3,400	$1,244	$3,927	$1,533

Environmental:
Reserve for losses and loss expenses at beginning of year	$515	$237	$629	$290
Losses and loss expenses incurred(b)	(40)	1	2	(1)
Losses and loss expenses paid(b)	(39)	(28)	(89)	(46)

Reserve for losses and loss expenses at end of period	$436	$210	$542	$243

Combined:
Reserve for losses and loss expenses at beginning of year	$4,379	$1,691	$5,152	$2,179
Losses and loss expenses incurred(b)	36	19	20	6
Losses and loss expenses paid(b)	(579)	(256)	(703)	(409)

Reserve for losses and loss expenses at end of period	$3,836	$1,454	$4,469	$1,776

(a)	Gross amounts were revised from the presentation in prior periods to reflect the inclusion of certain reserves not previously identified as asbestos and environmental related. This revision had no effect on net reserves.
(b)	All amounts pertain to policies underwritten in prior years, primarily to policies issued in 1984 and prior years.

The gross and net IBNR included in the reserve for losses and loss expenses, relating to asbestos and environmental claims separately and combined, were estimated as follows:

	Nine Months Ended September 30,
	2008		2007
(in millions)	Gross	Net	Gross*	Net

Asbestos	$2,211	$989	$2,801	$1,261
Environmental	259	111	328	127

Combined	$2,470	$1,100	$3,129	$1,388

*	Gross amounts were revised from the presentation in prior periods to reflect the inclusion of certain reserves not previously identified as asbestos and environmental related. This revision had no effect on net reserves.

A summary of asbestos and environmental claims count activity was as follows:

	Nine Months Ended September 30,
	2008			2007
	Asbestos	Environmental	Combined	Asbestos	Environmental	Combined

Claims at beginning of year	6,563	7,652	14,215	6,878	9,442	16,320
Claims during year:
Opened	514	864	1,378	321	850	1,171
Settled	(130)	(105)	(235)	(113)	(101)	(214)
Dismissed or otherwise resolved	(823)	(1,561)	(2,384)	(745)	(2,138)	(2,883)

Claims at end of period	6,124	6,850	12,974	6,341	8,053	14,394

Survival Ratios — Asbestos and Environmental

The following table presents AIG’s survival ratios for asbestos and environmental claims at September 30, 2008 and 2007. The survival ratio is derived by dividing the current carried loss reserve by the average payments for the three most recent calendar years for these claims. Therefore, the survival ratio is a simplistic measure estimating the number of years it would be before the current ending loss reserves for these claims would be paid off using recent year average payments. The September 30, 2008 survival ratio is lower than the ratio at September 30, 2007 because the more recent periods included in the rolling average reflect higher claims payments. In addition, AIG’s survival ratio for asbestos claims was negatively affected by the favorable settlement described above, as well as several similar settlements during 2007. These settlements reduced gross and net asbestos survival ratios at

American International Group, Inc. and Subsidiaries

September 30, 2008 by approximately 1.2 years and 2.7 years, respectively, and reduced gross and net asbestos survival ratios at September 30, 2007 by approximately 1.4 years and 3.2 years, respectively. Many factors, such as aggressive settlement procedures, mix of business and level of coverage provided, have a significant effect on the amount of asbestos and environmental reserves and payments and the resultant survival ratio. Moreover, as discussed above, the primary basis for AIG’s determination of its reserves is not survival ratios, but instead the ground-up and top-down analysis. Thus, caution should be exercised in attempting to determine reserve adequacy for these claims based simply on this survival ratio.

AIG’s survival ratios for asbestos and environmental claims, separately and combined were based upon a three-year average payment. These ratios at September 30, 2008 and 2007 were as follows:

	Gross*	Net

2008
Survival ratios:
Asbestos	5.3	4.1
Environmental	4.6	3.7
Combined	5.2	4.0

2007
Survival ratios:
Asbestos	7.7	6.4
Environmental	5.1	3.8
Combined	7.2	5.8

*	Gross amounts for 2007 were revised from the presentation in prior periods to reflect the inclusion of certain reserves not previously identified as asbestos and environmental related. This revision had no effect on net reserves.

Life Insurance & Retirement Services Operations

AIG’s Life Insurance & Retirement Services operations offer a wide range of insurance and retirement savings products both domestically and abroad.

AIG’s Foreign Life Insurance & Retirement Services operations include insurance and investment-oriented products such as whole and term life, investment-linked, universal life and endowments, personal accident and health products; group products including pension, life and health; and fixed and variable annuities. The Foreign Life Insurance & Retirement Services products are sold through independent producers, career agents, financial institutions and direct marketing channels.

AIG’s Domestic Life Insurance operations offer a broad range of protection products, such as individual life insurance and group life and health products (including disability income products and payout annuities), which include single premium immediate annuities, structured settlements and terminal funding annuities. The Domestic Life Insurance products are sold through independent producers, career agents, financial institutions and direct marketing channels. Home service operations include an array of life insurance, accident and health and annuity products sold primarily through career agents.

AIG’s Domestic Retirement Services operations include group retirement products, individual fixed and variable annuities sold through banks, broker-dealers and exclusive sales representatives, and annuity runoff operations, which include previously acquired “closed blocks” and other fixed and variable annuities largely sold through distribution relationships that have been discontinued.

AIG’s Life Insurance & Retirement Services reports its operations through the following major internal reporting units and legal entities:

Foreign Life Insurance & Retirement Services

Japan and Other

•	American Life Insurance Company (ALICO)

•	AIG Star Life Insurance Co., Ltd. (AIG Star Life)

•	AIG Edison Life Insurance Company (AIG Edison Life)

Asia

•	American International Assurance Company, Limited, together with American International Assurance Company (Bermuda) Limited (AIA)

•	Nan Shan Life Insurance Company, Ltd. (Nan Shan)

•	American International Reinsurance Company Limited (AIRCO)

•	The Philippine American Life and General Insurance Company (Philamlife)

Domestic Life Insurance

•	American General Life Insurance Company (AIG American General)

•	The United States Life Insurance Company in the City of New York (USLIFE)

•	American General Life and Accident Insurance Company (AGLA)

Domestic Retirement Services

•	The Variable Annuity Life Insurance Company (VALIC)

•	AIG Annuity Insurance Company (AIG Annuity)

•	AIG SunAmerica Life Assurance Company (AIG SunAmerica)

American International Group, Inc. and Subsidiaries

Life Insurance & Retirement Services Results

Life Insurance & Retirement Services results were as follows:

	Premiums	Net	Net Realized		Operating
	and Other	Investment	Capital Gains	Total	Income
(in millions)	Considerations	Income	(Losses)	Revenues	(Loss)

Three Months Ended September 30, 2008
Foreign Life Insurance & Retirement Services	$7,359	$474	$(3,455)	$4,378	$(2,493)
Domestic Life Insurance	1,714	973	(4,391)	(1,704)	(3,911)
Domestic Retirement Services	281	898	(8,495)	(7,316)	(8,925)

Total	$9,354	$2,345	$(16,341)	$(4,642)	$(15,329)

Three Months Ended September 30, 2007
Foreign Life Insurance & Retirement Services	$6,505	$2,367	$138	$9,010	$1,736
Domestic Life Insurance	1,495	985	(295)	2,185	61
Domestic Retirement Services	300	1,471	(334)	1,437	202

Total	$8,300	$4,823	$(491)	$12,632	$1,999

Percentage Increase/(Decrease) from Prior Year:
Foreign Life Insurance & Retirement Services	13%	(80)%	–%	(51)%	–%
Domestic Life Insurance	15	(1)	–	–	–
Domestic Retirement Services	(6)	(39)	–	–	–

Total	13%	(51)%	–%	–%	–%

Nine Months Ended September 30, 2008
Foreign Life Insurance & Retirement Services	$22,497	$5,084	$(5,086)	$22,495	$(985)
Domestic Life Insurance	4,905	2,963	(7,055)	813	(5,786)
Domestic Retirement Services	855	3,687	(13,579)	(9,037)	(12,790)

Total	$28,257	$11,734	$(25,720)	$14,271	$(19,561)

Nine Months Ended September 30, 2007
Foreign Life Insurance & Retirement Services	$19,621	$8,611	$(79)	$28,153	$4,674
Domestic Life Insurance	4,392	2,996	(323)	7,065	774
Domestic Retirement Services	882	4,861	(624)	5,119	1,452

Total	$24,895	$16,468	$(1,026)	$40,337	$6,900

Percentage Increase/(Decrease) from Prior Year:
Foreign Life Insurance & Retirement Services	15%	(41)%	–%	(20)%	–%
Domestic Life Insurance	12	(1)	–	(88)	–
Domestic Retirement Services	(3)	(24)	–	–	–

Total	14%	(29)%	–%	(65)%	–%

The gross insurance in force for Life Insurance & Retirement Services was as follows:

	September 30,	December 31,
(In millions)	2008	2007

Foreign*	$1,394,683	$1,327,251
Domestic	1,027,600	984,794

Total	$2,422,283	$2,312,045

*	Includes an increase of $10.5 billion related to changes in foreign exchange rates at September 30, 2008.

Premiums and other considerations in the three- and nine-month periods ended September 30, 2008 reflect growth primarily due to increased production and favorable foreign exchange rates in the Foreign Life Insurance & Retirement Services operations and sales of payout annuities in Domestic Life Insurance compared to the same periods in 2007.

Net investment income decreased in the three- and nine-month periods ended September 30, 2008 compared to the same periods in 2007 due to partnership and mutual fund losses in the 2008 periods compared to income in the 2007 periods, lower yield enhancement income, higher trading account losses in the U.K. associated with certain investment-linked products and increased levels of short-term investments. Policyholder investment income and trading losses (together, policyholder trading gains (losses)) were $(1.6) billion and $(1.7) billion in the three- and nine-month periods ended September 30, 2008, respectively, compared to gains of $150 million and $2.0 billion in the same periods in 2007, reflecting equity market declines. Policyholder trading gains (losses) are offset by a change in incurred policy losses and benefits expense. Policyholder trading gains (losses) generally reflect the trends in equity markets, principally in Japan and Asia.

The higher net realized capital losses in the three- and nine-month periods ended September 30, 2008 compared to the same periods in 2007 were primarily driven by impairments related to severity losses, credit events primarily in the financial institutions sector and changes in intent to hold until recovery as the credit market disruption continued. Net realized capital losses resulting from other-than-temporary impairment charges were $15.9 billion and $25.5 billion in the three- and nine-month periods ended September 30, 2008, respectively, compared to $349 million and $1.1 billion in the same periods of 2007. See Invested Assets for further details.

American International Group, Inc. and Subsidiaries

In addition to the higher net realized capital losses and lower net investment income noted above, the operating loss for the three- and nine-month periods ended September 30, 2008 increased as a result of DAC and SIA charges and related reserve strengthening of $728 million in the Domestic Retirement Services operations resulting from the continued weakness in the equity markets and the significantly higher surrender activity resulting from AIG parent’s liquidity issues beginning in mid-September. The operating loss also included higher benefit costs in the Japan variable life level premium product resulting from a sharp decline in the Japanese equity market and a loss recognition charge in the Philippine operations. These decreases were partially offset by the favorable effect of foreign exchange rates and growth in the underlying business in force. The operating loss in the three-month period ended September 30, 2008 included a DAC and sales inducement asset (SIA) benefit of $478 million related to net realized capital losses compared to a benefit of $56 million in the same period in 2007. The operating loss in the nine-month period ended September 30, 2008 included a DAC and SIA benefit of $957 million related to net realized capital losses compared to a benefit of $170 million in the same period in 2007.

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

AIG adopted FAS 159 on January 1, 2008 and elected to apply the fair value option to a closed block of single premium variable life business in Japan and to an investment-linked product sold principally in Asia. The adoption of FAS 159 with respect to these fair value elections resulted in a decrease to 2008 opening retained earnings of $559 million, net of tax. The fair value of the liabilities for these policies totaled $3.3 billion at September 30, 2008 and is reported in policyholders’ contract deposits.

American International Group, Inc. and Subsidiaries

Foreign Life Insurance & Retirement Services Results

Foreign Life Insurance & Retirement Services results on a sub-product basis were as follows:

	Premiums	Net	Net Realized		Operating
	and Other	Investment	Capital Gains	Total	Income
(in millions)	Considerations	Income	(Losses)	Revenues	(Loss)

Three Months Ended September 30, 2008
Life insurance	$4,282	$164	$(3,078)	$1,368	$(2,490)
Personal accident	1,788	124	(71)	1,841	323
Group products	962	124	(47)	1,039	83
Individual fixed annuities	221	621	(258)	584	(33)
Individual variable annuities	106	(559)	(1)	(454)	(376)

Total	$7,359	$474	$(3,455)	$4,378	$(2,493)

Three Months Ended September 30, 2007
Life insurance	$3,992	$1,598	$74	$5,664	$1,048
Personal accident	1,519	91	12	1,622	353
Group products	744	162	(37)	869	81
Individual fixed annuities	141	533	89	763	286
Individual variable annuities	109	(17)	–	92	(32)

Total	$6,505	$2,367	$138	$9,010	$1,736

Percentage Increase/(Decrease) from Prior Year:
Life insurance	7%	(90)%	–%	(76)%	–%
Personal accident	18	36	–	14	(8)
Group products	29	(23)	–	20	2
Individual fixed annuities	57	17	–	(23)	–
Individual variable annuities	(3)	–	–	–	–

Total	13%	(80)%	–%	(51)%	–%

Nine Months Ended September 30, 2008
Life insurance	$13,428	$2,896	$(4,395)	$11,929	$(2,007)
Personal accident	5,334	325	(137)	5,522	1,086
Group products	2,960	521	(88)	3,393	289
Individual fixed annuities	429	1,850	(486)	1,793	69
Individual variable annuities	346	(508)	20	(142)	(422)

Total	$22,497	$5,084	$(5,086)	$22,495	$(985)

Nine Months Ended September 30, 2007
Life insurance	$12,264	$5,247	$47	$17,558	$2,855
Personal accident	4,479	261	6	4,746	1,046
Group products	2,187	558	(64)	2,681	233
Individual fixed annuities	387	1,681	(68)	2,000	487
Individual variable annuities	304	864	–	1,168	53

Total	$19,621	$8,611	$(79)	$28,153	$4,674

Percentage Increase/(Decrease) from Prior Year:
Life insurance	9%	(45)%	–%	(32)%	–%
Personal accident	19	25	–	16	4
Group products	35	(7)	–	27	24
Individual fixed annuities	11	10	–	(10)	(86)
Individual variable annuities	14	–	–	–	–

Total	15%	(41)%	–%	(20)%	–%

American International Group, Inc. and Subsidiaries

AIG transacts business in most major foreign currencies and therefore premiums and other considerations reported in U.S. dollars vary by volume and changes in foreign currency translation rates.

The following table summarizes the effect of changes in foreign currency exchange rates on the growth of the Foreign Life Insurance & Retirement Services premiums and other considerations.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Growth in original currency*	5.5%	7.5%	6.6%	6.8%
Foreign exchange effect	7.6	1.2	8.1	1.7

Growth as reported in U.S. dollars	13.1%	8.7%	14.7%	8.5%

*	Computed using a constant exchange rate each period.

Quarterly Japan and Other Results

First year premium, single premium and annuity deposits for Japan and Other were as follows:

			Percentage
			Increase/
	Three Months		(Decrease)
	Ended September 30,			Original
(in millions)	2008	2007	U.S.$	Currency

First year premium	$764	$598	28%	15%
Single premium	2,548	3,606	(29)%	(30)%
Annuity deposits	4,284	5,308	(19)%	(19)%

First year premium sales in the three-month period ended September 30, 2008 reflected strong growth in U.S. dollar terms and on an original currency basis compared to the same period in 2007. First year premium life insurance sales in Japan rose principally from increased sales of an interest sensitive product. Personal accident first year premium sales were down slightly due to lower direct marketing sales and a shift to single premium products in Japan. First year premium sales of group products increased primarily due to higher pension deposits in Brazil.

Single premium sales reflected a significant decline as the life insurance product lines fell 37 percent in the three-month period ended September 30, 2008 compared to the same period last year. This decline was due to lower guaranteed income bond sales in the U.K. In Japan, a new single premium personal accident and health product was successfully launched during the first quarter of 2008 with the majority of sales coming through banks which were recently deregulated and are now able to sell accident and health products. Group products single premium sales increased substantially with higher production of credit life insurance products in Europe and higher pension deposits in Brazil.

Annuity deposits decreased in the three-month period ended September 30, 2008 compared to the same period in 2007 due to the continued market volatility which negatively affected individual variable annuities sales in Japan and the U.K. This decline more than offset the increase in individual fixed annuity deposits in Japan which grew as a result of an improved exchange rate environment and benefited from the volatile equity markets. Net flows for Japan fixed annuities increased from $163 million in the three-month period ended September 30, 2007 to $579 million in the three-month period ended September 30, 2008.

American International Group, Inc. and Subsidiaries

Japan and Other results on a sub – product basis were as follows:

	Premiums	Net	Net Realized		Operating
	and Other	Investment	Capital Gains	Total	Income
(in millions)	Considerations	Income	(Losses)	Revenues	(Loss)

Three Months Ended September 30, 2008
Life insurance	$1,358	$331	$(1,372)	$317	$(1,058)
Personal accident	1,268	68	(10)	1,326	290
Group products	722	93	(11)	804	81
Individual fixed annuities	212	588	(225)	575	(13)
Individual variable annuities	104	(559)	(1)	(456)	(374)

Total	$3,664	$521	$(1,619)	$2,566	$(1,074)

Three Months Ended September 30, 2007
Life insurance	$1,219	$393	$81	$1,693	$429
Personal accident	1,049	48	5	1,102	267
Group products	563	131	(2)	692	76
Individual fixed annuities	137	499	101	737	290
Individual variable annuities	109	(18)	–	91	(32)

Total	$3,077	$1,053	$185	$4,315	$1,030

Percentage Increase/(Decrease) from Prior Year:
Life insurance	11%	(16)%	–%	(81)%	–%
Personal accident	21	42	–	20	9
Group products	28	(29)	–	16	7
Individual fixed annuities	55	18	–	(22)	–
Individual variable annuities	(5)	–	–	–	–

Total	19%	(51)%	–%	(41)%	–%

Total revenues for Japan and Other in the three-month period ended September 30, 2008 decreased compared to the same period in 2007 primarily due to higher net realized capital losses and lower net investment income which were partially offset by growth in premiums and other considerations. Realized capital losses increased primarily due to higher other-than-temporary impairments. Net investment income declined in the period due to significantly higher trading account losses related to certain investment-linked products in the U.K., higher policyholder trading losses and losses on partnership investments.

Operating income declined in the three-month period ended September 30, 2008 compared to the same period in 2007 due to significantly higher realized capital losses and $422 million of higher trading account losses in the U.K. related to certain investment-linked products. These decreases were partially offset by the positive effect of foreign exchange. In addition, the three-month period ended September 30, 2007 operating income benefited from $37 million of DAC unlocking and other changes in actuarial estimates and $16 million of higher individual fixed annuities surrender charge income, net of DAC, compared to the same period in 2008.

Year-to-Date Japan and Other Results

First year premium, single premium and annuity deposits for Japan and Other were as follows:

			Percentage
			Increase/
	Nine Months		(Decrease)
	Ended September 30,			Original
(in millions)	2008	2007	U.S.$	Currency

First year premium	$2,140	$1,891	13%	2%
Single premium	7,682	7,724	(1)%	(3)%
Annuity deposits	15,809	13,520	17%	16%

First year premium sales for the nine-month period ended September 30, 2008 reflected steady growth in U.S. dollar terms, but were up slightly on an original currency basis compared to the same period in 2007. First year premium sales were bolstered by group products sales in Brazil, Europe and the Middle East. This increase was partially offset by the decline in life insurance and personal accident sales in Japan. Life insurance sales were negatively affected by the suspension of increasing term sales in 2007 while personal accident sales have declined due to lower direct marketing sales.

Single premium sales for the nine-month period ended September 30, 2008 were essentially flat in U.S. dollar terms and down slightly on an original currency basis compared to the same period in 2007. While interest sensitive life insurance sales increased in Japan, guaranteed income bond sales in the U.K. fell as deposits shifted to the variable annuity products. A new single premium personal accident and health product launched in Japan during the first quarter of 2008 continues to perform well and sales which started through banks are being

American International Group, Inc. and Subsidiaries

expanded to the agency channels. Group products produced favorable results as pension deposits in Brazil and credit sales in Europe grew significantly in the nine months ended September 30, 2008 compared to the same period last year.

Annuity deposits increased in the nine-month period ended September 30, 2008 compared to the same period in 2007 as individual fixed annuities in Japan and individual variable annuities in the U.K. performed well. In Japan, fixed annuity products improved due to the launch of new products and a favorable exchange rate environment for non-yen denominated products. Net flows for Japan individual fixed annuities increased from $219 million in the nine-month period ended September 30, 2007 to $2.4 billion in the nine-month period ended September 30, 2008. Variable annuity deposit growth in the U.K. was favorably affected by the launch of a new product; however, the growth rate in the U.K. has slowed as the current market volatility continued. This volatility continues to negatively affect the growth rate in Japan for the individual variable annuity sales.

Japan and Other results on a sub-product basis were as follows:

	Premiums and	Net	Net Realized		Operating
	Other	Investment	Capital Gains	Total	Income
(in millions)	Considerations	Income	(Losses)	Revenues	(Loss)

Nine Months Ended September 30, 2008
Life insurance	$4,254	$1,311	$(1,917)	$3,648	$(857)
Personal accident	3,781	189	(45)	3,925	929
Group products	2,274	433	(28)	2,679	237
Individual fixed annuities	399	1,750	(421)	1,728	98
Individual variable annuities	341	(510)	20	(149)	(421)

Total	$11,049	$3,173	$(2,391)	$11,831	$(14)

Nine Months Ended September 30, 2007 Life insurance	$3,785	$1,584	$96	$5,465	$1,219
Personal accident	3,118	150	7	3,275	799
Group products	1,677	482	4	2,163	212
Individual fixed annuities	354	1,591	(63)	1,882	471
Individual variable annuities	302	861	–	1,163	52

Total	$9,236	$4,668	$44	$13,948	$2,753

Percentage Increase/(Decrease) from Prior Year:
Life insurance	12%	(17)%	–%	(33)%	–%
Personal accident	21	26	–	20	16
Group products	36	(10)	–	24	12
Individual fixed annuities	13	10	–	(8)	(79)
Individual variable annuities	13	–	–	–	–

Total	20%	(32)%	–%	(15)%	–%

Total revenues for Japan and Other in the nine-month period ended September 30, 2008 decreased compared to the same period in 2007 primarily due to net realized capital losses and lower net investment income. Net realized capital losses were recognized in the period primarily due to other-than-temporary impairment charges. Net investment income declined due to policyholder trading losses, lower partnership and mutual fund income and mark-to-market trading losses related to investment-linked products in the U.K. Policyholder trading losses were $242 million for the nine-month period ended September 30, 2008 compared to gains of $1.4 billion for the same period in 2007. Policyholder trading gains (losses) are offset by a change to incurred policy losses and benefits expense. Partnership and mutual fund income for the nine-month period ended September 30, 2008 was $87 million lower than the same period in 2007. Trading account losses in the U.K. on certain investment-linked products were $722 million for the nine-month period ended September 30, 2008 compared to a loss of $93 million in the same period in 2007.

Despite the continued growth in the underlying business and the positive effect of foreign exchange, the decline in total revenues resulted in an operating loss of $14 million for the nine-month period ended September 30, 2008 compared to income of $2.8 billion in the same period in 2007. The results reflected higher benefit costs of $55 million resulting from volatility in the Japanese equity market and interest rates which affect variable life fair value liabilities under FAS 159, lower DAC unlocking benefits and other changes in actuarial estimates of $51 million and $52 million of lower individual fixed annuities surrender charge income, net of DAC, compared to the same period in 2007. Operating income for the nine-month period ended September 30, 2007 included a $62 million charge related to the regulatory claims review in Japan.

American International Group, Inc. and Subsidiaries

Quarterly Asia Results

First year premium, single premium and annuity deposits for Asia were as follows:

			Percentage
	Three Months		Increase/
	Ended		(Decrease)
	September 30,			Original
(in millions)	2008	2007	U.S.$	Currency

First year premium	$721	$757	(5)%	(6)%
Single premium	383	1,138	(66)%	(67)%
Annuity deposits	215	179	20%	25%

First year premium sales in the three-month period ended September 30, 2008 declined on a U.S. dollar basis and original currency basis compared to the same period in 2007 as the sales focus in Taiwan shifted to individual variable annuity products. This decline more than offset the increase in first year life insurance sales in Korea, Singapore and Thailand. First year personal accident premiums declined due to increased competition in the direct marketing channel in Korea, which offset positive growth in other parts of Asia. The group products business performed well, particularly in Australia.

Single premium sales in the three-month period ended September 30, 2008 decreased significantly as equity market volatility negatively affected the investment-oriented life insurance sales in Taiwan, Singapore, Hong Kong, China and Korea.

Annuity deposits in the three-month period ended September 30, 2008 increased compared to the same period in 2007 due to sales of variable annuity products in Taiwan.

Asia results, presented on a sub-product basis were as follows:

	Premiums	Net	Net Realized
	and Other	Investment	Capital Gains	Total	Operating
(in millions)	Considerations	Income	(Losses)	Revenues	Income

Three Months Ended September 30, 2008
Life insurance	$2,924	$(167)	$(1,706)	$1,051	$(1,432)
Personal accident	520	56	(61)	515	33
Group products	240	31	(36)	235	2
Individual fixed annuities	9	33	(33)	9	(20)
Individual variable annuities	2	–	–	2	(2)

Total	$3,695	$(47)	$(1,836)	$1,812	$(1,419)

Three Months Ended September 30, 2007
Life insurance	$2,773	$1,205	$(7)	$3,971	$619
Personal accident	470	43	7	520	86
Group products	181	31	(35)	177	5
Individual fixed annuities	4	34	(12)	26	(4)
Individual variable annuities	–	1	–	1	–

Total	$3,428	$1,314	$(47)	$4,695	$706

Percentage Increase/(Decrease) from Prior Year:
Life insurance	5%	–%	–%	(74)%	–%
Personal accident	11	30	–	(1)	(62)
Group products	33	–	–	33	(60)
Individual fixed annuities	125	(3)	–	(65)	–
Individual variable annuities	–	–	–	100	–

Total	8%	–%	–%	(61)%	–%

Total revenues for Asia in the three-month period ended September 30, 2008 decreased significantly compared to the same period in 2007, primarily due to the negative effect of policyholder trading losses on net investment income and higher net realized capital losses, which more than offset the growth in premiums and other considerations. Premiums and other considerations increased in the three-month period ended September 30, 2008 compared to the same period in 2007 due to growth in the underlying in force business. Net investment income declined due to policyholder trading losses of $1.1 billion in 2008 compared to gains of $158 million in the same period in 2007 and partnership and mutual fund losses of $363 million compared to income of $16 million in the same period in 2007. Net realized capital losses in the three-month period ended September 30, 2008 included higher other-than-temporary impairment charges.

Asia reported an operating loss of $1.4 billion in the three-month period ended September 30, 2008 compared to income of $706 million in the same period in 2007. This loss was principally due to higher net realized capital losses, partnership and mutual fund losses and a $31 million loss recognition charge in the Philippine operations, which more than offset the favorable effect of foreign exchange.

American International Group, Inc. and Subsidiaries

Year-to-Date Asia Results

First year premium, single premium and annuity deposits for Asia were as follows:

			Percentage
	Nine Months		Increase/
	Ended		(Decrease)
	September 30,			Original
(in millions)	2008	2007	U.S.$	Currency

First year premium	$2,199	$2,171	1%	(1)%
Single premium	2,232	2,708	(18)%	(22)%
Annuity deposits	881	550	60%	59%

First year premium sales in the nine-month period ended September 30, 2008 grew slightly compared to the same period in 2007 as the sales focus shifted more to single premium and annuity products. The increase in investment-oriented life insurance sales in Korea and Singapore was nearly offset by declines in Taiwan life insurance sales due to a shift to variable annuity products in early 2008. The group products business performed well in Australia, China and Singapore.

Single premium sales in the nine-month period ended September 30, 2008 declined compared to the same period in 2007 primarily due to the negative affect of equity market volatility on investment-oriented life insurance sales, particularly in Taiwan, Hong Kong, China and the Philippines. Group products increased due to sales of credit life insurance primarily in Thailand.

Annuity deposits in the nine-month period ended September 30, 2008 increased 60 percent compared to the same period in 2007 due to the variable annuity deposits in Taiwan. Fixed annuity deposits in Korea were down in the nine-month period ended September 30, 2008 compared to the same period last year due to a recent market shift toward variable universal life products.

Asia results, presented on a sub-product basis were as follows:

	Premiums and	Net	Net Realized		Operating
	Other	Investment	Capital Gains	Total	Income
(in millions)	Considerations	Income	(Losses)	Revenues	(Loss)

Nine Months Ended September 30, 2008
Life insurance	$9,174	$1,585	$(2,478)	$8,281	$(1,150)
Personal accident	1,553	136	(92)	1,597	157
Group products	686	88	(60)	714	52
Individual fixed annuities	30	100	(65)	65	(29)
Individual variable annuities	5	2	–	7	(1)

Total	$11,448	$1,911	$(2,695)	$10,664	$(971)

Nine Months Ended September 30, 2007
Life insurance	$8,479	$3,663	$(49)	$12,093	$1,636
Personal accident	1,361	111	(1)	1,471	247
Group products	510	76	(68)	518	21
Individual fixed annuities	33	90	(5)	118	16
Individual variable annuities	2	3	–	5	1

Total	$10,385	$3,943	$(123)	$14,205	$1,921

Percentage Increase/(Decrease) from Prior Year:
Life insurance	8%	(57)%	–%	(32)%	–%
Personal accident	14	23	–	9	(36)
Group products	35	16	–	38	148
Individual fixed annuities	(9)	11	–	(45)	–
Individual variable annuities	150	(33)	–	40	–

Total	10%	(52)%	–%	(25)%	–%

Total revenues in Asia in the nine-month period ended September 30, 2008 decreased compared to the same period in 2007 primarily due to higher net realized capital losses and lower net investment income, which more than offset the growth in premiums and other considerations. Net investment income declined due to policyholder trading losses of $1.4 billion in 2008 compared to gains of $652 million in 2007 and partnership and mutual fund losses of $413 million in 2008 compared to income of $149 million in the same period in 2007. The higher realized capital losses were primarily due to other-than-temporary impairment charges.

Asia reported an operating loss of $971 million for the nine-month period ended September 30, 2008 compared to operating income of $1.9 billion in the same period in 2007. Results for the year were affected by lower total revenues, lower operating income in Taiwan and a $31 million loss recognition charge in the Philippine operations.

American International Group, Inc. and Subsidiaries

Quarterly Domestic Life Insurance Results

Domestic Life Insurance results, presented on a sub-product basis were as follows:

	Premiums	Net	Net Realized		Operating
	and Other	Investment	Capital Gains	Total	Income
(in millions)	Considerations	Income	(Losses)	Revenues	(Loss)

Three Months Ended September 30, 2008
Life insurance	$667	$331	$(3,471)	$(2,473)	$(3,176)
Home service	189	161	(577)	(227)	(486)
Group life/health	211	49	(64)	196	(70)
Payout annuities*	639	327	(211)	755	(154)
Individual fixed and runoff annuities	8	105	(68)	45	(25)

Total	$1,714	$973	$(4,391)	$(1,704)	$(3,911)

Three Months Ended September 30, 2007
Life insurance	$586	$375	$(253)	$708	$(56)
Home service	189	160	(29)	320	52
Group life/health	211	48	(5)	254	53
Payout annuities*	494	287	(10)	771	(13)
Individual fixed and runoff annuities	15	115	2	132	25

Total	$1,495	$985	$(295)	$2,185	$61

Percentage Increase/(Decrease) from Prior Year:
Life insurance	14%	(12)%	–%	–%	–%
Home service	–	1	–	–	–
Group life/health	–	2	–	(23)	–
Payout annuities	29	14	–	(2)	–
Individual fixed and runoff annuities	(47)	(9)	–	(66)	–

Total	15%	(1)%	–%	–%	–%

*	Includes structured settlements, single premium immediate annuities and terminal funding annuities.

Total Domestic Life Insurance revenues decreased in the three-month period ended September 30, 2008 compared to the same period in 2007 due to significantly higher net realized capital losses, partially offset by higher premiums and other considerations. The increase in net realized capital losses was primarily driven by other-than-temporary impairment charges related to AIG’s securities lending program and of securities held in general account portfolios. See Invested Assets — Securities Lending Activities for further information. Domestic Life Insurance premiums and other considerations increased in the three-month period ended September 30, 2008 compared to the same period in 2007 primarily due to strong payout annuity premiums and growth in life insurance business in force. Life insurance premiums and other considerations were also positively affected by a $52 million decrease in the unearned revenue liability related to certain blocks of universal life business. The growth in payout annuity deposits was driven by structured settlements and terminal funding annuities in both the U.S. and Canada. Net investment income for the three-month period ended September 30, 2008 was lower than the same period in 2007 despite growth in the underlying business due to reduced overall investment yield from increased levels of short-term investments and higher policyholder trading losses of $82 million.

Domestic Life Insurance reported an operating loss of $3.9 billion for the three-month period ended September 30, 2008 compared to operating income of $61 million in the same period in 2007 due principally to higher net realized capital losses, partially offset by growth in the in-force block and favorable mortality experience in life insurance and payout annuities. Life insurance results were also affected by higher DAC amortization of $30 million due to the decrease in the unearned revenue liability described above, resulting in a net benefit of $22 million. Due to a projected decline in sales as a result of AIG parent’s liquidity issues, the deferral of acquisition costs was limited during the three-month period ended September 30, 2008 resulting in additional acquisition expenses of $13 million. In addition, 2007 payout annuities operating income was adversely affected by a $30 million adjustment to increase group annuity reserves. Home service reported an operating loss due to higher net realized capital losses partially offset by improved margins on the in-force business. Group life/health reported an operating loss during the three-month period ended September 30, 2008 compared to the same period in 2007 primarily due to higher net realized capital losses and the strengthening of long-term disability reserves of $8 million. In addition, for the three-month period ended September 30, 2008, policyholder benefit reserves included an increase of $11 million related to the workers compensation reinsurance program compared to a reduction in expense of $52 million for the same period in 2007. The loss for the three-month period ended September 30, 2008 includes a DAC benefit related to realized capital losses of $36 million compared to a DAC benefit of $4 million in the same period in 2007.

American International Group, Inc. and Subsidiaries

Year-to-Date Domestic Life Insurance Results

Domestic Life Insurance results, presented on a sub-product basis were as follows:

	Premiums and	Net	Net Realized		Operating
	Other	Investment	Capital Gains	Total	Income
(in millions)	Considerations	Income	(Losses)	Revenues	(Loss)

Nine Months Ended September 30, 2008
Life insurance	$1,877	$1,069	$(5,636)	$(2,690)	$(4,933)
Home service	563	477	(915)	125	(660)
Group life/health	633	144	(91)	686	(64)
Payout annuities*	1,797	950	(266)	2,481	(99)
Individual fixed and runoff annuities	35	323	(147)	211	(30)

Total	$4,905	$2,963	$(7,055)	$813	$(5,786)

Nine Months Ended September 30, 2007
Life insurance	$1,767	$1,149	$(213)	$2,703	$393
Home service	576	479	(42)	1,013	200
Group life/health	637	152	(10)	779	57
Payout annuities*	1,370	852	(51)	2,171	55
Individual fixed and runoff annuities	42	364	(7)	399	69

Total	$4,392	$2,996	$(323)	$7,065	$774

Percentage Increase/(Decrease) from Prior Year:
Life insurance	6%	(7)%	–%	–%	–%
Home service	(2)	–	–	(88)	–
Group life/health	(1)	(5)	–	(12)	–
Payout annuities	31	12	–	14	–
Individual fixed and runoff annuities	(17)	(11)	–	(47)	–

Total	12%	(1)%	–%	(88)%	–%

*	Includes structured settlements, single premium immediate annuities and terminal funding annuities.

Total Domestic Life Insurance revenues decreased in the nine-month period ended September 30, 2008 compared to the same period in 2007 due to higher net realized capital losses partially offset by higher premiums and other considerations. The increase in net realized capital losses was primarily driven by other-than-temporary impairment charges related to AIG’s securities lending program and of securities held in general account portfolios. See Invested Assets — Securities Lending Activities. Domestic Life Insurance premiums and other considerations increased in the nine-month period ended September 30, 2008 compared to the same period in 2007 primarily due to strong payout annuity premiums and growth in life insurance business in force. Life insurance premiums and other considerations were also positively affected by a $52 million decrease in the unearned revenue liability related to certain blocks of universal life business. The growth in payout annuity deposits was driven by sales of structured settlements and terminal funding annuities in both the U.S. and Canada. Net investment income for the nine-month period ended September 30, 2008 was down slightly due to reduced overall investment yield from increased levels of short-term investments and higher policyholder trading losses of $94 million.

Domestic Life Insurance reported an operating loss of $5.8 billion for the nine-month period ended September 30, 2008 compared to operating income of $774 million in the same period in 2007 due principally to higher net realized capital losses. Partially offsetting this item was the growth in the in-force block and favorable mortality experience in the life insurance and payout annuities businesses. Life insurance results were also affected by higher DAC amortization of $30 million due to the decrease in the unearned revenue liability described above, resulting in a net benefit of $22 million. Due to a projected decline in sales as a result of AIG parent’s liquidity issues, the deferral of acquisition costs was limited during the nine-month period ended September 30, 2008 resulting in additional acquisition expenses of $17 million. In addition, 2007 payout annuities operating income was adversely affected by a $30 million adjustment to increase group annuity reserves. Home service reported an operating loss due to higher net realized capital losses partially offset by improved margins on the in-force business. Group life/health reported an operating loss during the nine-month period ended September 30, 2008 compared to the same period in 2007 primarily due to higher net realized capital losses and the strengthening of long-term disability reserves of $8 million. In addition, for the nine-month period ended September 30, 2008, policyholder benefit reserves included an increase of $11 million related to the workers compensation reinsurance program compared to a reduction in expense of $52 million for the same period in 2007. The operating loss during the nine-month period ended September 30, 2008 includes a DAC benefit related to realized capital losses of $73 million compared to a DAC benefit of $8 million in the same period in 2007.

American International Group, Inc. and Subsidiaries

Domestic Life Insurance sales and deposits by product* were as follows:

	Three Months			Nine Months
	Ended		Percentage	Ended		Percentage
	September 30,		Increase/	September 30,		Increase/
(in millions)	2008	2007	(Decrease)	2008	2007	(Decrease)

Life insurance
Periodic premium by product:
Universal life	$42	$52	(19)%	$135	$150	(10)%
Variable universal life	9	19	(53)	51	44	16
Term life	58	53	9	171	165	4
Whole life/other	2	2	–	8	7	14

Total periodic premiums by product	111	126	(12)	365	366	–
Unscheduled and single deposits	52	134	(61)	225	315	(29)

Total life insurance	163	260	(37)	590	681	(13)

Home service
Life insurance and accident and health	25	22	14	69	71	(3)
Fixed annuities	54	28	93	123	73	68
Unscheduled and single deposits	7	4	75	17	12	42

Total home service	86	54	59	209	156	34

Group life/health	28	28	–	100	88	14
Payout annuities	867	711	22	2,417	1,996	21
Individual fixed and runoff annuities	361	163	121	701	351	100

Total sales and deposits	$1,505	$1,216	24%	$4,017	$3,272	23%

*	Life insurance sales include periodic premium from new business expected to be collected over a one-year period and unscheduled and single premiums from new and existing policyholders. Sales of group accident and health insurance represent annualized first year premium from new policies. Annuity sales represent deposits from new and existing policyholders.

Total Domestic Life Insurance sales and deposits increased 24 percent and 23 percent for the three- and nine-month periods, respectively, over the same periods in 2007. This growth was principally driven by strong term life, fixed annuity and payout annuity sales. However, the ratings downgrades and recent negative publicity related to AIG and AIG American General are expected to have a significant adverse effect on future sales.

Domestic Life Insurance periodic premium sales decreased 12 percent in the three-month period ended September 30, 2008 compared to the same period in 2007 primarily as a result of lower variable universal life sales. Periodic premium sales were consistent with the nine month period ended September 30, 2008 compared to the same period in 2007 as lower universal life sales were offset by increased private placement variable universal life and term sales. The U.S. life insurance market remains highly competitive and Domestic Life’s emphasis on maintaining new business margins has affected sales of term and universal life products, although recent enhancements to term products have resulted in an increase in sales. Group life/health growth was driven by increased sales of supplemental health and voluntary products. Payout annuities have experienced strong growth from terminal funding and structured settlement sales in both the U.S. and Canada. Home service growth was driven by a 14 percent increase in life insurance sales and by increased fixed annuity deposits. Individual fixed and runoff annuities sales and deposits have increased as a result of the current interest rate environment as credited rates offered during the quarter were more competitive with the rates offered by banks on certificates of deposit.

Domestic Life Insurance sales for the three-month period ended September 30, 2008 were up despite AIG parent’s liquidity issues.

American International Group, Inc. and Subsidiaries

Quarterly Domestic Retirement Services Results

Domestic Retirement Services results, presented on a sub-product basis were as follows:

	Premiums and	Net	Net Realized		Operating
	Other	Investment	Capital Gains	Total	Income
(in millions)	Considerations	Income	(Losses)	Revenues	(Loss)

Three Months Ended September 30, 2008
Group retirement products	$102	$307	$(2,533)	$(2,124)	$(2,487)
Individual fixed annuities	26	499	(5,209)	(4,684)	(5,239)
Individual variable annuities	150	14	(375)	(211)	(830)
Individual annuities — runoff*	3	78	(378)	(297)	(369)

Total	$281	$898	$(8,495)	$(7,316)	$(8,925)

Three Months Ended September 30, 2007
Group retirement products	$114	$510	$(116)	$508	$120
Individual fixed annuities	24	828	(177)	675	42
Individual variable annuities	159	38	(22)	175	41
Individual annuities — runoff*	3	95	(19)	79	(1)

Total	$300	$1,471	$(334)	$1,437	$202

Percentage Increase/(Decrease) from Prior Year:
Group retirement products	(11)%	(40)%	–%	–%	–%
Individual fixed annuities	8	(40)	–	–	–
Individual variable annuities	(6)	(63)	–	–	–
Individual annuities — runoff	–	(18)	–	–	–

Total	(6)%	(39)%	–%	–%	–%

*	Primarily represents runoff annuity business sold through discontinued distribution relationships.

Domestic Retirement Services incurred a significant operating loss of $8.9 billion in the three-month period ended September 30, 2008 compared to operating income of $202 million in the same period in 2007, primarily due to significantly increased net realized capital losses and losses on partnership investments. Net realized capital losses for Domestic Retirement Services increased primarily due to other-than-temporary impairment charges of $8.0 billion in the three-month period ended September 30, 2008 compared to charges of $157 million in the same period in 2007, primarily driven by severity losses related to RMBS in AIG’s securities lending program due to the change of intent and ability to hold those securities to recovery.

Group retirement products and individual fixed annuities reported a combined operating loss of $7.7 billion in the three-month period ended September 30, 2008 compared to operating income of $162 million in the same period in 2007, primarily as a result of increased net realized capital losses due to higher other-than-temporary impairment charges, losses on partnership investments, DAC and SIA charges and reduced overall investment yield from increased levels of short-term investments. DAC and SIA charges for group retirement products and individual fixed annuities totaled $31 million and $166 million, respectively, related to projected increases in surrenders. These negative effects were partially offset by decreases in DAC amortization and SIA costs of $337 million related to the net realized capital losses compared to $39 million in the same period in 2007.

Individual variable annuities reported an operating loss of $830 million in the three-month period ended September 30, 2008 compared to income of $41 million in the same period in 2007, primarily due to a $531 million DAC charges and related reserve strengthening as a result of continued weakness in the equity markets and, to a lesser extent, increases in anticipated surrenders in the fourth quarter 2008. In addition, net realized capital losses increased largely due to higher other-than-temporary impairment charges and $207 million of increased embedded policy derivative liability valuations, net of related hedges. These decreases were partially offset by decreases in DAC amortization and SIA costs of $54 million related to the net realized capital losses compared to $15 million in the same period in 2007.

American International Group, Inc. and Subsidiaries

Year-to-Date Domestic Retirement Services Results

Domestic Retirement Services results, presented on a sub-product basis were as follows:

			Net Realized
	Premiums and	Net	Capital		Operating
	Other	Investment	Gains	Total	Income
(in millions)	Considerations	Income	(Losses)	Revenues	(Loss)

Nine Months Ended September 30, 2008
Group retirement products	$320	$1,289	$(4,213)	$(2,604)	$(3,679)
Individual fixed annuities	66	2,075	(8,046)	(5,905)	(7,469)
Individual variable annuities	459	83	(670)	(128)	(1,017)
Individual annuities — runoff*	10	240	(650)	(400)	(625)

Total	$855	$3,687	$(13,579)	$(9,037)	$(12,790)

Nine Months Ended September 30, 2007
Group retirement products	$331	$1,721	$(229)	$1,823	$661
Individual fixed annuities	75	2,723	(346)	2,452	606
Individual variable annuities	460	123	(29)	554	146
Individual annuities — runoff*	16	294	(20)	290	39

Total	$882	$4,861	$(624)	$5,119	$1,452

Percentage Increase/(Decrease) from Prior Year:
Group retirement products	(3)%	(25)%	–%	–%	–%
Individual fixed annuities	(12)	(24)	–	–	–
Individual variable annuities	–	(33)	–	–	–
Individual annuities — runoff	(38)	(18)	–	–	–

Total	(3)%	(24)%	–%	–%	–%

*	Primarily represents runoff annuity business sold through discontinued distribution relationships.

Domestic Retirement Services incurred a significant operating loss of $12.8 billion in the nine-month period ended September 30, 2008 compared to operating income of $1.5 billion in the same period in 2007, primarily due to significantly increased net realized capital losses and losses on partnership investments. Net realized capital losses for Domestic Retirement Services increased primarily due to other-than-temporary impairment charges of $12.8 billion in the nine-month period ended September 30, 2008 compared to charges of $343 million in the same period in 2007, primarily driven by losses related to securities held in AIG’s securities lending program due to the change of intent and ability to hold those securities to recovery.

Both group retirement products and individual fixed annuities reported operating losses in the nine-month period ended September 30, 2008 compared to the same period in 2007 primarily as a result of increased net realized capital losses due to higher other-than-temporary impairment charges, lower net investment income due to partnership losses, lower yield enhancement income and reduced overall investment yield from increased levels of short term investments. In addition, DAC and SIA charges for group retirement products and individual fixed annuities totaled $197 million as discussed above. These negative effects were partially offset by decreases in DAC amortization and SIA costs of $666 million related to the net realized capital losses compared to $94 million in the same period in 2007.

Individual variable annuities reported an operating loss of $1.0 billion in the nine-month period ended September 30, 2008 compared to operating income of $146 million in the same period in 2007 primarily as a result of significantly increased net realized capital losses, principally due to other-than-temporary impairment charges and $361 million of increased embedded policy derivative liability valuations, net of related hedges, as well as the $531 million DAC and related reserve strengthening charges described above. Operating losses also included DAC and SIA benefits of $110 million related to the net realized capital losses compared to $21 million in the same period in 2007.

The account value roll forward for Domestic Retirement Services by product was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2008	2007	2008	2007
Group retirement products
Balance at beginning of period	$66,189	$67,687	$68,109	$64,357
Deposits – annuities	1,450	1,533	4,375	4,414
Deposits – mutual funds	379	501	1,174	1,296

Total deposits	1,829	2,034	5,549	5,710
Surrenders and other withdrawals	(1,637)	(1,649)	(4,409)	(5,061)
Death benefits	(56)	(66)	(179)	(196)

Net inflows	136	319	961	453
Change in fair value of underlying investments, interest credited, net of fees	(3,227)	694	(5,972)	3,889
Other	–	(1)	–	–

Balance at end of period	$63,098	$68,699	$63,098	$68,699

American International Group, Inc. and Subsidiaries

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2008	2007	2008	2007
Individual fixed annuities
Balance at beginning of period	$52,077	$52,170	$50,508	$52,685
Deposits	1,561	993	6,036	3,857
Surrenders and other withdrawals	(2,096)	(2,092)	(5,136)	(5,611)
Death benefits	(400)	(436)	(1,224)	(1,293)

Net outflows	(935)	(1,535)	(324)	(3,047)
Change in fair value of underlying investments, interest credited, net of fees	481	501	1,439	1,498

Balance at end of period	$51,623	$51,136	$51,623	$51,136

Individual variable annuities
Balance at beginning of period	$30,667	$33,051	$33,108	$31,093
Deposits	1,051	1,181	3,190	3,393
Surrenders and other withdrawals	(1,254)	(1,031)	(3,127)	(3,078)
Death benefits	(131)	(124)	(381)	(374)

Net inflows (outflows)	(334)	26	(318)	(59)
Change in fair value of underlying investments, interest credited, net of fees	(2,804)	700	(5,261)	2,743

Balance at end of period	$27,529	$33,777	$27,529	$33,777

Total Domestic Retirement Services
Balance at beginning of period	$148,933	$152,908	$151,725	$148,135

Deposits	4,441	4,208	14,775	12,960
Surrenders and other withdrawals	(4,987)	(4,772)	(12,672)	(13,750)
Death benefits	(587)	(626)	(1,784)	(1,863)

Net inflows (outflows)	(1,133)	(1,190)	319	(2,653)
Change in fair value of underlying investments, interest credited, net of fees	(5,550)	1,895	(9,794)	8,130
Other	–	(1)	–	–

Balance at end of period, excluding runoff	142,250	153,612	142,250	153,612
Individual annuities runoff	5,307	5,829	5,307	5,829

Balance at end of period	$147,557	$159,441	$147,557	$159,441

General and separate account reserves and mutual funds
General account reserve			$91,472	$89,595
Separate account reserve			48,518	61,696

Total general and separate account reserves			139,990	151,291
Group retirement mutual funds			7,567	8,150

Total reserves and mutual funds			$147,557	$159,441

The decrease in group retirement products deposits was due to a decline in both group annuity deposits and group mutual fund deposits. The improvement in individual fixed annuity deposits was due to a steepened yield curve, providing the opportunity to offer higher interest crediting rates than certificates of deposits and mutual fund money market rates available at the time. Although new individual variable annuity products and features were developed in 2007 and 2008, sales did not increase due to declines in the equity markets.

Domestic Retirement Services surrenders and other withdrawals decreased in the group retirement and individual fixed annuity product lines in the nine-month period ended September 30, 2008 compared to the same period in 2007. In general, surrenders and other withdrawals decreased as a result of the relative lack of attractive alternative investment products. However, Domestic Retirement Services surrenders and other withdrawals increased in September 2008 subsequent to the AIG ratings downgrades and the announcement of the Fed Credit Agreement.

Domestic Retirement Services reserves by surrender charge category and surrender rates were as follows:

	Group	Individual	Individual
	Retirement	Fixed	Variable
(in millions)	Products*	Annuities	Annuities
September 30, 2008
No surrender charge	$47,162	$11,362	$10,886
0% – 2%	2,301	3,303	3,906
Greater than 2% – 4%	2,492	7,272	3,207
Greater than 4%	2,666	26,399	8,944
Non-surrenderable	910	3,287	586

Total reserves	$55,531	$51,623	$27,529

Surrender rates	8.9%	13.3%	13.6%

September 30, 2007
No surrender charge	$46,193	$9,763	$13,142
0% – 2%	6,519	2,835	5,597
Greater than 2% – 4%	3,771	7,904	5,598
Greater than 4%	3,191	27,205	9,348
Non-surrenderable	875	3,429	92

Total reserves	$60,549	$51,136	$33,777

Surrender rates	10.2%	14.4%	12.7%

*	Excludes mutual funds of $7.6 billion and $8.2 billion at September 30, 2008 and 2007, respectively.

Surrender rates were essentially flat for group retirement products and individual fixed annuities for the three-month period ended September 30, 2008 compared to the same period in 2007. Surrender rates decreased for group retirement products and individual fixed annuities in the nine-month period ended September 30, 2008 compared to the same period in 2007. The surrender rate for individual fixed annuities continues to be driven by the yield curve and the general aging of the in-force block. Surrender rates increased for individual variable annuities in both the three- and nine-month periods ended September 30, 2008 compared to the same periods in 2007 due to publicity concerning AIG’s financial situation as well as significant declines in the equity markets. As mentioned above, surrenders have increased in all three product lines in September 2008 subsequent to the AIG ratings downgrades and the announcement of the Fed Credit Agreement.

American International Group, Inc. and Subsidiaries

Life Insurance & Retirement Services Net Investment Income and Net Realized Capital Gains (Losses)

The components of net investment income for Life Insurance & Retirement Services were as follows:

			Nine Months
	Three Months Ended		Ended
	September 30,		September 30,
(in millions)	2008	2007	2008	2007

Foreign Life Insurance & Retirement Services:
Fixed maturities, including short-term investments	$2,411	$2,037	$6,958	$5,876
Equity securities	214	186	325	284
Interest on mortgage and other loans	152	119	427	346
Partnership income (loss)	(40)	–	(29)	86
Mutual funds	(362)	5	(366)	168
Trading account losses	(501)	(79)	(722)	(93)
Other(a)	169	65	415	193

Total investment income before policyholder income and trading gains (losses)	2,043	2,333	7,008	6,860
Policyholder investment income and trading gains (losses)(b)	(1,489)	141	(1,645)	2,017

Total investment income	554	2,474	5,363	8,877
Investment expenses	80	107	279	266

Net investment income	$474	$2,367	$5,084	$8,611

Domestic Life Insurance:
Fixed maturities, including short-term investments	$885	$865	$2,596	$2,646
Equity securities	25	(4)	66	(7)
Interest on mortgage and other loans	107	110	309	312
Partnership income (loss) — excluding Synfuels	(3)	26	22	113
Partnership loss — Synfuels	(2)	(26)	(10)	(101)
Mutual funds	(3)	(1)	(2)	4
Other(a)	55	17	117	57

Total investment income before policyholder income and trading gains (losses)	1,064	987	3,098	3,024
Policyholder investment income and trading gains (losses)(b)	(73)	9	(85)	9

Total investment income	991	996	3,013	3,033
Investment expenses	18	11	50	37

Net investment income	$973	$985	$2,963	$2,996

Domestic Retirement Services:
Fixed maturities, including short-term investments	$1,229	$1,325	$3,577	$4,089
Equity securities	1	4	10	28
Interest on mortgage and other loans	147	141	444	397
Partnership income (loss)	(528)	6	(434)	389
Other(a)	64	9	136	1

Total investment income	913	1,485	3,733	4,904
Investment expenses	15	14	46	43

Net investment income	$898	$1,471	$3,687	$4,861

Total:
Fixed maturities, including short-term investments	$4,525	$4,227	$13,131	$12,611
Equity securities	240	186	401	305
Interest on mortgage and other loans	406	370	1,180	1,055
Partnership income (loss) — excluding Synfuels	(571)	32	(441)	588
Partnership loss — Synfuels	(2)	(26)	(10)	(101)
Mutual funds	(365)	4	(368)	172
Trading account losses	(501)	(79)	(722)	(93)
Other(a)	288	91	668	251

Total investment income before policyholder income and trading gains (losses)	4,020	4,805	13,839	14,788
Policyholder investment income and trading gains (losses)(b)	(1,562)	150	(1,730)	2,026

Total investment income	2,458	4,955	12,109	16,814
Investment expenses	113	132	375	346

Net investment income	$2,345	$4,823	$11,734	$16,468

(a)	Includes real estate income, income on non-partnership invested assets, securities lending and Foreign Life Insurance & Retirement Services’ equal share of the results of AIG Credit Card Company (Taiwan).
(b)	Relates principally to assets held in various trading securities accounts that do not qualify for separate account treatment under AICPA SOP 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (SOP 03-1). These amounts are principally offset by an equal change included in incurred policy losses and benefits.

American International Group, Inc. and Subsidiaries

Net investment income decreased $2.5 billion and $4.7 billion in the three- and nine-month periods ended September 30, 2008 compared to the same periods in 2007, respectively, reflective of the recent market volatility. For the three- and nine-month periods ended September 30, 2008, policyholder trading losses were $1.6 billion and $1.7 billion, respectively, compared to gains of $150 million and $2.0 billion in the same periods of 2007 reflecting equity market declines in Japan and Asia. In addition, net investment income was negatively affected by lower yield enhancement income from equity investments, and higher trading account losses. Domestic Life Insurance and Retirement Services held higher balances in cash and short-term investments which negatively affected investment income on fixed maturity securities. Historically, AIG generated income tax credits as a result of investing in Synfuels related to the partnership income (loss) shown in the table above. Synfuel production ceased effective December 31, 2007.

The components of net realized capital gains (losses) for Life Insurance & Retirement Services were as follows:

	Three Months		Nine Months Ended
	Ended September 30,		September 30,
(in millions)	2008	2007	2008	2007

Foreign Life Insurance & Retirement Services:
Sales of fixed maturities	$(28)	$(122)	$(12)	$(167)
Sales of equity securities	337	205	608	417
Other:
Other-than-temporary impairments(a)	(3,812)	(90)	(5,899)	(552)
Foreign exchange transactions	317	247	124	337
Derivatives instruments	(412)	(130)	(329)	(195)
Other(b)	143	28	422	81

Total Foreign Life Insurance & Retirement Services	$(3,455)	$138	$(5,086)	$(79)

Domestic Life Insurance:
Sales of fixed maturities	$(256)	$(83)	$(266)	$(122)
Sales of equity securities	(1)	1	2	6
Other:
Other-than-temporary impairments(a)	(4,121)	(102)	(6,780)	(170)
Foreign exchange transactions	5	5	9	7
Derivatives instruments	(10)	(121)	(77)	(91)
Other(c)	(8)	5	57	47

Total Domestic Life Insurance	$(4,391)	$(295)	$(7,055)	$(323)

Domestic Retirement Services:
Sales of fixed maturities	$(410)	$(142)	$(473)	$(202)
Sales of equity securities	18	4	41	20
Other:
Other-than-temporary impairments(a)	(7,981)	(157)	(12,820)	(343)
Foreign exchange transactions	13	6	12	13
Derivatives instruments	(153)	(34)	(338)	(81)
Other(c)	18	(11)	(1)	(31)

Total Domestic Retirement Services	$(8,495)	$(334)	$(13,579)	$(624)

Total:
Sales of fixed maturities	$(694)	$(347)	$(751)	$(491)
Sales of equity securities	354	210	651	443
Other:
Other-than-temporary impairments(a)	(15,914)	(349)	(25,499)	(1,065)
Foreign exchange transactions	335	258	145	357
Derivatives instruments	(575)	(285)	(744)	(367)
Other(b)(c)	153	22	478	97

Total	$(16,341)	$(491)	$(25,720)	$(1,026)

(a)	See Invested Assets — Portfolio Review — Other-Than-Temporary Impairments for additional information.
(b)	Includes losses of $104 million and $16 million allocated to participating policyholders for the three-month periods ended September 30, 2008 and 2007, respectively, and losses of $282 million and $21 million for the nine-month periods ended September 30, 2008 and 2007, respectively.
(c)	Includes losses of $12 million and $143 million for the nine-month period ended September 30, 2008 for Domestic Life Insurance and Domestic Retirement Services, respectively, related to the adoption of FAS 157 with respect to embedded policy derivatives.

American International Group, Inc. and Subsidiaries

Included in net realized capital gains (losses) are gains (losses) on sales of investments, derivative gains (losses) for transactions that did not qualify for hedge accounting treatment under FAS 133, foreign exchange gains and losses, other-than-temporary impairment charges and the effects of the adoption of FAS 157 further described below.

Foreign Life Insurance & Retirement Services’ net realized capital losses were significantly higher in the nine months ended September 30, 2008 compared to the same period in 2007. The increased other-than-temporary impairment charges were primarily driven by severity losses, credit events and the change in AIG’s intent and ability to hold until recovery. See Invested Assets — Portfolio Review herein for further information. Other-than-temporary impairment charges for credit events were primarily related to exposure to certain financial institutions. Other-than-temporary impairment charges of $1.4 billion for the nine months ended September 30, 2008 related to the change in AIG’s intent and ability to hold to recovery were primarily driven by RMBS in AIG’s securities lending portfolio and the need for additional liquidity for higher surrender activity in September, particularly in the Japan and Korea fixed annuity blocks. Foreign exchange transactions of $317 million and $124 million in the three and nine-month periods ended September 30, 2008, respectively, related to non-functional currency transactions, primarily in Japan and Asia. Derivatives in the Foreign Life Insurance & Retirement Services operations are primarily used to economically hedge cash flows related to U.S. dollar bonds back to the respective currency of the country, principally in Taiwan, Thailand and Singapore. These derivatives do not qualify for hedge accounting treatment under FAS 133 and are recorded in net realized capital gains (losses). The corresponding foreign exchange gain or loss with respect to the economically hedged bond is deferred in accumulated other comprehensive income (loss) until the bond is sold, matures or deemed to be other-than-temporarily impaired.

In the three- and nine-month periods ended September 30, 2008, the Domestic Life Insurance and Domestic Retirement Services operations incurred higher net realized capital losses primarily due to other-than-temporary impairment charges related to severity losses, credit events and the change in AIG’s intent and ability to hold until recovery. Other-than-temporary impairment charges of $6.9 billion for the nine months ended September 30, 2008 related to the change in AIG’s intent and ability to hold to recovery were primarily driven by securities held in AIG’s securities lending portfolio. Derivatives in the Domestic Life Insurance operations include affiliated interest rate swaps used to economically hedge cash flows on bonds and option contracts used to economically hedge cash flows on indexed annuity and universal life products. These derivatives do not qualify for hedge accounting treatment under FAS 133 and are recorded in net realized capital gains (losses). The corresponding gain or loss with respect to the economically hedged bond is deferred in accumulated other comprehensive income (loss) until the bond is sold, matures or is deemed to be other-than-temporarily impaired.

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

Deferred Policy Acquisition Costs and Sales Inducement Assets

DAC for Life Insurance & Retirement Services products arises from the deferral of costs that vary with, and are directly related to, the acquisition of new or renewal business. Policy acquisition costs for life insurance products are generally deferred and amortized over the premium paying period in accordance with FAS 60, “Accounting and Reporting by Insurance Enterprises” (FAS 60). Policy acquisition costs that relate to universal life and investment-type products are generally deferred and amortized, with interest in relation to the incidence of estimated gross profits to be realized over the estimated lives of the contracts in accordance with FAS 97. Value of Business Acquired (VOBA) is determined at the time of acquisition and is reported on the consolidated balance sheet with DAC and amortized over the life of the business, similar to DAC. AIG offers sales inducements to contract holders (bonus interest) on certain annuity and investment contracts. Sales inducements are recognized as an asset (SIA) with a corresponding increase to the liability for policyholders’ contract deposits on the consolidated balance sheet and are amortized over the life of the contract similar to DAC. The deferral of acquisition and sales inducement costs increased $284 million in the nine-month period ended September 30, 2008 compared to the same period in 2007 primarily due to higher production in the Foreign Life Insurance operations and Domestic Retirement Services. Total amortization expense increased by $540 million in the nine-month period ended September 30, 2008 compared to the same period in 2007. The current year amortization includes a $957 million increase to operating income related to net realized capital losses in the first nine months of 2008 compared to $170 million in the same period of 2007 reflecting significantly higher other-than-temporary impairment charges. Current year amortization for Domestic Retirement Services also includes adjustments for DAC and SIA charges of $354 million related to the continued weakness in the equity markets, DAC and SIA charges of $71 million due to higher surrender activity in September 2008 and DAC and SIA charges of $199 million related to expected future higher surrender activity. There was no effect from higher surrender activity in Domestic Life and the Foreign Life operations as the write-off of the DAC was

American International Group, Inc. and Subsidiaries

offset by related policy charges. Annualized amortization expense levels in the first nine months of both 2008 and 2007 were approximately 13 percent of the opening DAC balance.

AIG adopted FAS 159 on January 1, 2008 and elected to apply fair value accounting for an investment-linked product sold principally in Asia. Upon fair value election, all DAC and SIA are written off and there is no further deferral or amortization of DAC and SIA for that product. The amounts of DAC and SIA written off as of January 1, 2008 were $1.1 billion and $299 million, respectively.

The major components of the changes in DAC/VOBA and SIA were as follows:

	Nine Months Ended September 30,
	2008			2007
(in millions)	DAC/VOBA	SIA	Total	DAC/VOBA	SIA	Total

Foreign Life Insurance & Retirement Services
Balance at beginning of year	$26,175	$681	$26,856	$21,153	$404	$21,557
Acquisition costs deferred	4,250	67	4,317	4,047	99	4,146
Amortization (charged) or credited to operating income:
Related to net realized capital gains (losses)	105	3	108	44	–	44
Related to unlocking future assumptions	(24)	(2)	(26)	53	4	57
All other amortization	(2,864)	(50)	(2,914)	(2,141)	(12)	(2,153)
Change in unrealized gains (losses) on securities	2,216	7	2,223	558	13	571
Increase (decrease) due to foreign exchange	(70)	(11)	(81)	125	4	129
Other*	(1,088)	(298)	(1,386)	68	–	68

Balance at end of period	$28,700	$397	$29,097	$23,907	$512	$24,419

Domestic Life Insurance
Balance at beginning of year	$6,432	$53	$6,485	$6,006	$46	$6,052
Acquisition costs deferred	656	11	667	656	12	668
Amortization (charged) or credited to operating income:
Related to net realized capital gains (losses)	72	1	73	8	–	8
All other amortization	(472)	(6)	(478)	(526)	(4)	(530)
Change in unrealized gains (losses) on securities	415	–	415	197	–	197
Increase (decrease) due to foreign exchange	(40)	–	(40)	80	–	80
Other*	–	–	–	(64)	–	(64)

Balance at end of period	$7,063	$59	$7,122	$6,357	$54	$6,411

Domestic Retirement Services
Balance at beginning of year	$5,838	$991	$6,829	$5,651	$887	$6,538
Acquisition costs deferred	654	163	817	553	150	703
Amortization (charged) or credited to operating income:
Related to net realized capital gains (losses)	598	178	776	96	22	118
Related to unlocking future assumptions	(477)	(76)	(553)	4	(17)	(13)
All other amortization	(651)	(141)	(792)	(677)	(120)	(797)
Change in unrealized gains (losses) on securities	817	146	963	314	62	376
Increase (decrease) due to foreign exchange	–	–	–	–	–	–

Balance at end of period	$6,779	$1,261	$8,040	$5,941	$984	$6,925

Total Life Insurance & Retirement Services
Balance at beginning of year	$38,445	$1,725	$40,170	$32,810	$1,337	$34,147
Acquisition costs deferred	5,560	241	5,801	5,256	261	5,517
Amortization (charged) or credited to operating income:
Related to net realized capital gains (losses)	775	182	957	148	22	170
Related to unlocking future assumptions	(501)	(78)	(579)	57	(13)	44
All other amortization	(3,987)	(197)	(4,184)	(3,344)	(136)	(3,480)
Change in unrealized gains (losses) on securities	3,448	153	3,601	1,069	75	1,144
Increase (decrease) due to foreign exchange	(110)	(11)	(121)	205	4	209
Other*	(1,088)	(298)	(1,386)	4	–	4

Balance at end of period	$42,542	$1,717	$44,259	$36,205	$1,550	$37,755

*	In 2008, primarily represents the cumulative effect of adoption of FAS 159. In 2007, primarily represents the cumulative effect of adoption of SOP 05-1.

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

American International Group, Inc. and Subsidiaries

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

Future Policy Benefit Reserves

Periodically, the net benefit reserves (policy benefit reserves less DAC) established for Life Insurance & Retirement Services companies are tested to ensure that, including consideration of future expected premium payments, they are adequate to provide for future policyholder benefit obligations. The assumptions used to perform the tests are current best-estimate assumptions as to policyholder mortality, morbidity, terminations, company maintenance expenses and invested asset returns. For long duration traditional business, a “lock-in” principle applies, whereby the assumptions used to calculate the benefit reserves and DAC are set when a policy is issued and do not change with changes in actual experience. These assumptions include margins for adverse deviation in the event that actual experience might deviate from these assumptions. For business in force outside of North America, 47 percent of total policyholder benefit liabilities at September 30, 2008 represent traditional business where the lock-in principle applies. In most foreign locations, various guarantees are embedded in policies in force that may remain applicable for many decades into the future.

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

Taiwan

Beginning in 2000, the yield available on Taiwanese 10-year government bonds dropped from approximately 6 percent to 2.5 percent at September 30, 2008. Yields on most other invested assets have correspondingly dropped over the same period. Current sales are focused on products such as:

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

Future results of the reserve adequacy tests will involve significant management judgment as to mortality, morbidity, expense and termination rates and investment yields. Adverse changes in these assumptions could accelerate DAC amortization and necessitate reserve strengthening. The ability to maintain the current investment strategy is uncertain due to the recent significant declines in the Taiwan equity markets and the related effect on capital solvency and potential actions by the Taiwan regulators. Future results of the reserve adequacy tests will be affected by the nature, timing and duration of any potential change in investment strategy implemented for Nan Shan.

Financial Services Operations

AIG’s Financial Services subsidiaries engage in diversified activities including aircraft and equipment leasing, capital markets, consumer finance and insurance premium finance.

American International Group, Inc. and Subsidiaries

Financial Services Results

Financial Services results were as follows:

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	September 30,		Increase/	September 30,		Increase/
(in millions)	2008	2007	(Decrease)	2008	2007	(Decrease)

Total revenues:
Aircraft Leasing	$1,367	$1,237	11%	$3,830	$3,468	10%
Capital Markets(a)	(8,337)	540	–	(23,168)	701	–
Consumer Finance(b)	1,029	940	9	2,988	2,696	11
Other, including intercompany adjustments	90	68	32	334	244	37

Total	$(5,851)	$2,785	–%	$(16,016)	$7,109	–%

Operating income (loss):
Aircraft Leasing	$366	$254	44%	$921	$625	47%
Capital Markets(a)(c)(d)	(8,073)	370	–	(23,284)	183	–
Consumer Finance(b)(c)	(474)	69	–	(559)	180	–
Other, including intercompany adjustments	(22)	(24)	–	42	20	110

Total	$(8,203)	$669	–%	$(22,880)	$1,008	–%

(a)	Both revenues and operating income (loss) include unrealized market valuation losses on AIGFP’s super senior credit default swap portfolio of $7.1 billion and $21.7 billion for the three- and nine-month periods ended September 30, 2008, respectively, and $352 million for the three- and nine-month periods ended September 30, 2007.
(b)	The nine-month period ended September 30, 2007 included a pre-tax charge of $178 million related to domestic Consumer Finance’s mortgage banking activities. Based on a current evaluation of the estimated cost of implementing the Supervisory Agreement entered into with the OTS, partial reversals of this prior year charge included in the three- and nine-month periods ended September 30, 2008 were $10 million and $53 million, respectively.
(c)	The three- and nine-month periods ended September 30, 2008 include goodwill impairment charges of $341 million and $91 million related to Consumer Finance and Capital Markets, respectively, resulting from the downturn in the housing markets, the credit crisis and the decision to exit certain AIGFP businesses.
(d)	The three- and nine-month periods ended September 30, 2008 include a $563 million reversal of accrued compensation expense under AIGFP’s various deferred compensation plans and special incentive plan as a result of significant losses recognized by AIGFP in 2008.

Financial Services reported operating losses in the three- and nine-month periods ended September 30, 2008 compared to operating income in the same periods in 2007, primarily due to unrealized market valuation losses on AIGFP’s super senior credit default swap portfolio of $7.1 billion and $21.7 billion in the three- and nine-month periods ended September 30, 2008, respectively, and $352 million for the three- and nine-month periods ended September 30, 2007. The remaining operating loss resulted from the change in credit spreads on AIGFP’s other assets and liabilities and a decline in operating income for AGF. AGF’s operating income declined in the three-and nine-month periods ended September 30, 2008 compared to the same periods in 2007 primarily due to increases in the provision for finance receivable losses and goodwill impairment. In addition, AGF recorded a pre-tax charge of $27 million in second quarter 2008 resulting from AGF’s decision to cease its wholesale originations.

In the first nine months of 2007, AGF recorded a pre-tax charge of $178 million representing the estimated cost of implementing a supervisory agreement (the Supervisory Agreement) entered into with the Office of Thrift Supervision (OTS), which is discussed in the Consumer Finance results of operations section. Based on the evaluations of the estimated cost of implementing the Supervisory Agreement, AGF recorded partial reversals of this prior year charge of $10 million and $53 million for the three- and nine-month periods ended September 30, 2008, respectively.

ILFC generated strong operating income growth in the three-and nine-month periods ended September 30, 2008 compared to the same periods in 2007, driven to a large extent by a larger aircraft fleet, higher lease rates and higher utilization and lower composite borrowing rates.

Aircraft Leasing

Aircraft Leasing operations represent the operations of ILFC, which generates its revenues primarily from leasing new and used commercial jet aircraft to foreign and domestic airlines. Revenues also result from the remarketing of commercial aircraft for ILFC’s own account, and remarketing and fleet management services for airlines and financial institutions. ILFC finances its aircraft purchases primarily through the issuance of debt instruments. ILFC economically hedges part of its floating rate and substantially all of its foreign currency denominated debt using interest rate and foreign currency derivatives. Starting in the second quarter of 2007, ILFC began applying hedge accounting to most of its derivatives. The composite borrowing rates, which include the effect of derivatives, at September 30, 2008 and 2007 were 5.01 percent and 5.28 percent, respectively.

ILFC typically contracts to re-lease aircraft before the end of the existing lease term. For aircraft returned before the end of the lease term, ILFC has generally been able to re-lease such aircraft within two to six months of their return. As a lessor, ILFC considers an aircraft “idle” or “off lease” when the

American International Group, Inc. and Subsidiaries

aircraft is not subject to a signed lease agreement or signed letter of intent. During the nine-month period ended September 30, 2008, 22 of ILFC’s aircraft were returned by bankrupt lessees. As of October 27, 2008, ILFC has sold one and leased 18 of the 22 aircraft. As of October 31, 2008, all but three of the new aircraft scheduled for delivery through 2010 have been leased.

Quarterly Aircraft Leasing Results

ILFC’s operating income increased in the three-month period ended September 30, 2008 compared to the same period in 2007. Rental revenues increased by $75 million or 6 percent, driven by a larger aircraft fleet, higher lease rates and higher utilization. As of September 30, 2008, 950 aircraft in ILFC’s fleet were subject to operating leases compared to 894 aircraft as of September 30, 2007. Interest expense decreased by $19 million in the three-month period ended September 30, 2008 compared to the same period in 2007 as a result of lower short-term interest rates. The increases in revenues were offset by an increase in depreciation. Depreciation expense increased by $27 million, or 6 percent, in line with the increase in the size of the aircraft fleet. In the three-month period ended September 30, 2008 and 2007, the gains (losses) from hedging activities that did not qualify for hedge accounting treatment under FAS 133, including the related foreign exchange gains and losses, were $67 million and $(19) million, respectively, in both revenues and operating income.

Year-to-Date Aircraft Leasing Results

ILFC’s operating income increased in the nine-month period ended September 30, 2008 compared to the same period in 2007. Rental revenues increased by $325 million or 10 percent, driven by a larger aircraft fleet, higher lease rates and higher utilization. As of September 30, 2008, 950 aircraft in ILFC’s fleet were subject to operating leases compared to 894 aircraft as of September 30, 2007. Interest expense decreased by $70 million in the nine-month period ended September 30, 2008, compared to the same period in 2007, as a result of lower short-term interest rates. The increases in revenues were partially offset by an increase in depreciation. Depreciation expense increased by $102 million, or 8 percent, in line with the increase in the size of the aircraft fleet. In the nine-month period ended September 30, 2008 and 2007, the gains (losses) from hedging activities that did not qualify for hedge accounting treatment under FAS 133, including the related foreign exchange gains and losses, were $4 million and $(32) million, respectively, in both revenues and operating income.

Capital Markets

Capital Markets represents the operations of AIGFP, which has engaged as principal in a wide variety of financial transactions, including standard and customized financial products involving commodities, credit, currencies, energy, equities and rates. The credit products include credit protection written through credit default swaps on super senior risk tranches of diversified pools of loans and debt securities. AIGFP has also invested in a diversified portfolio of securities and principal investments and engaged in borrowing activities involving the issuance of standard and structured notes and other securities, and entering into GIAs. Given the extreme market conditions experienced during the third quarter of 2008, downgrades of AIG’s credit ratings by the rating agencies, as well as AIG’s intent to refocus on its core businesses, AIGFP began unwinding its businesses and portfolios.

Historically, AIG’s Capital Markets operations derived a significant portion of their revenues from hedged financial positions entered into in connection with counterparty transactions. AIGFP has also participated as a dealer in a wide variety of financial derivatives transactions. Revenues and operating income of the Capital Markets operations and the percentage change in these amounts for any given period are significantly affected by changes in the fair value of AIGFP’s assets and liabilities and by the number, size and profitability of transactions entered into during that period relative to those entered into during the comparative period.

AIGFP’s products generally require sophisticated models and significant management assumptions to determine fair values and, particularly during times of market disruption, the absence of observable market data can result in fair values at any given balance sheet date that are not indicative of the ultimate settlement values of the products.

Quarterly Capital Markets Results

Capital Markets reported an operating loss in the three-month period ended September 30, 2008 compared to operating income in the same period of 2007, primarily due to a $7.1 billion unrealized market valuation loss related to AIGFP’s super senior credit default swap portfolio principally written on multi-sector CDOs and credit valuation adjustments on AIGFP’s assets and liabilities. During 2008, AIGFP instituted a number of measures to attempt to manage its liquidity in light of the deteriorating credit markets and its limited ability to access the capital markets. These measures ultimately were unsuccessful. These issues coupled with concerns regarding AIG’s resulting financial condition and the subsequent downgrade of its ratings by rating agencies on September 15, 2008 have severely affected AIGFP’s non-credit businesses resulting in a significant decline in revenue. AIGFP has not replaced revenues from certain structured transactions that were terminated or matured at the end of 2007 and early 2008.

The change in fair value of AIGFP’s credit default swaps was caused by the significant widening in spreads and the downgrades of RMBS and CDO securities by rating agencies in the three-month period ended September 30, 2008 driven

American International Group, Inc. and Subsidiaries

by the credit concerns resulting from U.S. residential mortgages and the severe liquidity crisis affecting the markets. See Critical Accounting Estimates — Valuation of Level 3 Assets and Liabilities.

During the third quarter of 2008, AIGFP purchased super senior CDO securities with a net notional amount of $5.7 billion in connection with 2a-7 Puts. Upon purchase, $4.1 billion of these securities were included in AIGFP’s trading securities portfolio and $1.6 billion of the securities were included in the available for sale portfolio at their fair value. Effective January 1, 2008 and until August 2008, AIGFP elected to apply the fair value option to all of its investment securities. In August 2008, AIGFP revised this election and now evaluates whether to elect the fair value option on a case by case basis for securities purchased in connection with the existing structured transaction. Approximately $840 million of the cumulative unrealized market valuation loss previously recognized on these derivatives was realized as a result of these purchases.

Capital Markets’ operating loss for the three-month period ended September 30, 2008 includes a net loss of $987 million representing the effect of changes in credit spreads on the valuation of AIGFP’s assets and liabilities, including $98 million of gains reflected in the unrealized market valuation loss on super senior credit default swaps. Historically, AIG’s credit spreads and those on its assets moved in a similar fashion. This relationship began to diverge during second quarter of 2008 and the divergence continued through the third quarter. While AIG’s credit spreads widened significantly more than the credit spreads on the ABS and CDO products, which represent a significant portion of AIGFP’s investment portfolio, the losses on AIGFP’s assets more than offset the net gain on its liabilities, which were driven by the significant widening in AIG’s credit spreads. The net gain on AIGFP’s liabilities was reduced by the effect of posting collateral and the early terminations of GIAs.

The following table presents AIGFP’s credit valuation adjustment gains (losses) for the three-month period ended September 30, 2008 (excluding intercompany transactions):

(in millions)
Counterparty Credit		AIG Inc.’s Own Credit
Valuation Adjustment on Assets		Valuation Adjustment on Liabilities

Trading securities	$(2,032)	Term notes	$1,003
Loans and other assets	(7)	Hybrid term notes	729
Derivative assets	(240)	GIAs	(1,272)
		Other liabilities	81
		Derivative liabilities*	751

Decrease in assets	$(2,279)	Decrease in liabilities	$1,292

Net pre-tax decrease to other income	$(987)

* Includes super senior credit default swap portfolio

During the third quarter of 2008, AIGFP recognized a gain of $450 million on a sale of its interest in a private equity investment to a consolidated affiliate of AIG, which is eliminated in consolidation. This gain was partially offset by a $322 million loss recorded under the equity method of accounting reflecting AIGFP’s share of a goodwill impairment charge recognized by this private equity investment in the third quarter of 2008.

During 2008, AIGFP’s revenues from certain products have declined, in part, as a consequence of the continued disruption in the credit markets, the general decline in liquidity in the marketplace, and AIGFP’s efforts to manage its liquidity.

The most significant component of Capital Markets operating expenses is compensation. Due to the significant losses recognized by AIGFP during 2008, the entire amount of $563 million accrued under AIGFP’s various deferred compensation plans and special incentive plan was reversed in the third quarter of 2008. In the first quarter of 2008, AIGFP established an employee retention plan, which guarantees a broad group of AIGFP’s employees and consultants a minimum level of compensation for each of the 2008 and 2009 compensation years, subject to mandatory partial deferral which, in certain circumstances, will be indexed to the price of AIG stock. The expense related to the retention plan is being recognized over the vesting period, beginning in the first quarter of 2008.

Year-to-Date Capital Markets Results

Capital Markets reported an increased operating loss in the nine-month period ended September 30, 2008 compared to the operating loss in the same period of 2007, primarily due to $21.7 billion in unrealized market valuation losses related to AIGFP’s super senior credit default swap portfolio principally written on multi-sector CDOs and credit valuation adjustments on AIGFP’s assets and liabilities. Financial market conditions in the nine-month period ended September 30, 2008 were characterized by widening credit spreads and declining interest rates.

During the second quarter of 2008, AIGFP implemented further refinements to the cash flow waterfall used by the BET model and the assumptions used therein. These refinements reflected the ability of a CDO to use principal proceeds to cover interest payment obligations on lower-rated tranches, the ability of a CDO to use principal proceeds to cure a breach of an over collateralization test, the ability of a CDO to amortize certain senior CDO tranches on a pro-rata or sequential basis and the preferential payment of management fees. To the extent there is a lag in the prices provided by the collateral managers, AIG refines those prices by rolling them forward to the end of the quarter using prices provided by a third party pricing service. The net effect of these refinements was an incremental unrealized market valuation loss of $342 million. Refinements made during the third quarter of 2008 had only a de minimis effect on the unrealized market valuation loss.

American International Group, Inc. and Subsidiaries

During the second quarter of 2008, AIGFP issued new 2a-7 Puts with a net notional amount of $5.4 billion on the super senior security issued by a CDO of AAA-rated commercial mortgage-backed securities (CMBS) pursuant to a facility that was entered into in 2005. At this time, AIGFP is not party to any commitments to enter into any new 2a-7 Puts.

During the nine month period ended September 30, 2008, AIGFP extinguished its obligations with respect to a credit default swap by purchasing the protected CDO security for $103 million, its principal amount outstanding related to this obligation. Additionally, AIGFP purchased other super senior CDO securities with a net notional amount of $6.6 billion in connection with 2a-7 Puts. Upon purchase, $5.0 billion of these securities were included in AIGFP’s trading portfolio and $1.6 billion in available for sale portfolio at their fair value. Approximately $907 million of the cumulative unrealized market valuation loss previously recognized on these derivatives was realized as a result of these purchases.

The net loss recognized for the nine-month period ended September 30, 2007 included a $166 million reduction in fair value of certain derivatives that are an integral part of, and economically hedge, the structured transactions potentially affected by the proposed guidance by the United States Department of the Treasury affecting the ability to claim foreign tax credits.

Effective January 1, 2008, AIGFP adopted FAS 157. The most significant effect of adopting FAS 157 was a change in the valuation methodologies for hybrid financial instruments and derivative liabilities (both freestanding and embedded) historically carried at fair value. The changes were primarily to incorporate AIGFP’s own credit risk, when appropriate, in the fair value measurements.

Effective January 1, 2008, AIGFP elected to apply the fair value option under FAS 159 to all eligible assets and liabilities (other than equity method investments trade receivables and trade payables) because electing the fair value option allows AIGFP to more closely align its earnings with the economics of its transactions by recognizing concurrently through earnings the change in fair value of its derivatives and the offsetting change in fair value of the assets and liabilities being hedged as well as the manner in which the business is evaluated by management. In August 2008, AIGFP prospectively modified this election as management believes it is appropriate to exclude the automatic election of securities purchased in connection with existing structured credit transactions and their related funding obligations. AIGFP will evaluate whether or not to elect the fair value option on a case-by-case basis for securities purchased in connection with existing structured credit transactions and their related funding obligations.

Capital Markets’ operating loss for the nine-month period ended September 30, 2008 includes a loss of $1.4 billion representing the effect of changes in credit spreads on the valuation of AIGFP’s assets and liabilities, including $207 million of gains reflected in the unrealized market valuation loss on super senior credit default swaps. Historically, AIG’s credit spreads and those on its assets moved in a similar fashion. This relationship began to diverge during second quarter of 2008 and continued to diverge through the third quarter. While AIG’s credit spreads widened significantly more than the credit spreads on the ABS and CDO products, which represent a significant portion of AIGFP’s investment portfolio, the losses on AIGFP’s assets more than offset the net gain on its liabilities, which were driven by the significant widening in AIG’s credit spreads. The net gain on AIGFP’s liabilities was reduced by the effect of posting collateral and the early terminations of GIAs. Included in the nine-month period ended September 30, 2008 operating loss is the transition amount of $291 million related to the adoption of FAS 157 and FAS 159.

The following table presents AIGFP’s credit valuation adjustment gains (losses) for the nine-month period ended September 30, 2008 (excluding intercompany transactions):

(in millions)
Counterparty Credit		AIG Inc.’s Own Credit
Valuation Adjustment on Assets		Valuation Adjustment on Liabilities
Trading securities	$(4,683)	Term notes	$1,185
Loans and other assets	(35)	Hybrid term notes	1,344
Derivative assets	(543)	GIAs	(200)
		Other liabilities	109
		Derivative liabilities*	1,390

Decrease in assets	$(5,261)	Decrease in liabilities	$3,828

Net pre-tax decrease to other income	$(1,433)

* Includes super senior CDS portfolio

Year to date results also reflect the reversal of amounts accrued under AIGFP’s various deferred compensation plans in the third quarter of 2008 as discussed above.

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

AIG’s foreign consumer finance operations are principally conducted through AIGCFG. AIGCFG operates primarily in emerging and developing markets. AIGCFG has operations in Argentina, China, Brazil, Hong Kong, Mexico, Philippines, Poland, Taiwan, Thailand, India and Colombia. In April 2008, AIGCFG decided to sell or liquidate its existing

American International Group, Inc. and Subsidiaries

operations in Taiwan. In October 2008, AIGCFG decided to sell its existing operations in Europe and Asia.

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

Quarterly Consumer Finance Results

Consumer Finance reported a significant operating loss in the three-month period ended September 30, 2008 compared to operating income in the same period in 2007, primarily due to the write-down of AGF’s goodwill of $341 million during the third quarter of 2008 and increases in the provision for finance receivable losses of $198 million.

During 2007 and the nine months ended September 30, 2008, the U.S. residential real estate and credit markets continued to experience significant turmoil as housing prices softened, unemployment increased, consumer delinquencies increased, and credit availability contracted and became more expensive for consumers and financial institutions. These market developments are reflected in AGF’s decline in consumer real estate loan originations affecting both revenue and operating income in 2007 and 2008.

AGF’s revenues decreased $18 million or 2 percent during the three-month period ended September 30, 2008 compared to the same period in 2007. Revenues from AGF’s loan brokerage fees decreased during the three-month period reflecting the slower United Kingdom housing market. AGF’s net finance receivables totaled $26.2 billion at September 30, 2008, an increase of approximately $678 million compared to its net finance receivables at December 31, 2007. This increase reflects the purchase of $1.5 billion of finance receivables from Equity One, Inc. on February 29, 2008. The increase in the net finance receivables resulted in an increase in revenues generated from these assets, partially offset by the reduced residential mortgage originations as a result of the slower U.S. housing market.

Revenues from foreign consumer finance operations increased by 73 percent in the three-month period ended September 30, 2008 compared to the same period in 2007, due primarily to loan growth, particularly in Poland and Latin America, and revenues from the recently acquired business in Colombia. The increase in revenues was partially offset by increases in the provision for finance receivable losses and operating expenses associated with branch expansions, acquisition activities and product promotion campaigns.

Year-to-Date Consumer Finance Results

Consumer Finance reported a significant operating loss in the nine-month period ended September 30, 2008 compared to operating income in the same period in 2007, primarily due to increases in the provision for finance receivable losses of $471 million and the write-down of AGF’s goodwill of $341 million during the nine months ended September 30, 2008. The nine-month period ended September 30, 2007 reflected a charge of $178 million relating to the estimated cost of implementing the Supervisory Agreement.

AGF’s revenues increased $34 million or 2 percent during the nine-month period ended September 30, 2008 compared to the same period in 2007. Revenues from AGF’s finance receivables increased as a result of the $1.5 billion finance receivable purchase in the first quarter of 2008, but were partially offset by reduced residential mortgage originations due to the slower U.S. housing market. Revenues from AGF’s mortgage banking activities increased $166 million in the nine-month period ended September 30, 2008 compared to the same period in 2007 (which included a charge of $178 million related to the Supervisory Agreement). AGF reversed $53 million of the previously recorded charge in the nine months ended September 30, 2008. The nine-month period ended September 30, 2007 included a recovery of $65 million from a favorable out of court settlement. Revenues from AGF’s loan brokerage fees decreased during the nine-month period reflecting the slower United Kingdom housing market.

Revenues from the foreign consumer finance operations increased by 55 percent in the nine-month period ended September 30, 2008 compared to the same period in 2007, due primarily to loan growth, particularly in Poland and Latin America, and revenues from the recently acquired business in Colombia. The increase in revenues was more than offset by increases in the provision for finance receivable losses and operating expenses associated with branch expansions, acquisition activities and product promotion campaigns.

Credit Quality of Finance Receivables

The overall credit quality of AGF’s finance receivables portfolio deteriorated during the nine-month period ended September 30, 2008 due to negative economic fundamentals, the aging of the real estate loan portfolio and a higher proportion of non-real estate loans and retail sales finance receivables.

At September 30, 2008, the 60-day delinquency rate for the entire portfolio increased by 171 basis points to 4.18 percent compared to September 30, 2007, while the 60-day delinquency rate for real estate loans increased by 197 basis points to 4.19 percent. For the three-month period ended September 30, 2008, AGF’s net charge-off rate increased to 2.15 percent compared to 1.15 percent for the same period in

American International Group, Inc. and Subsidiaries

2007 and for the nine-month period ended September 30, 2008 increased to 1.81 percent compared to 1.05 percent for the same period in 2007.

AGF’s allowance for finance receivable losses as a percentage of outstanding receivables was 3.66 percent at September 30, 2008 compared to 2.11 percent at September 30, 2007.

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

Spread-Based Investment Business

AIG’s Spread-Based Investment business includes the results of AIG’s proprietary Spread-Based Investment operations, the Matched Investment Program (MIP), which was launched in September of 2005 to replace the Guaranteed Investment Contract (GIC) program, which is in runoff whereby no new GIC contracts are being written. The MIP is an investment strategy that involves investing in various asset classes with financing provided through third parties. This business uses various risk mitigating strategies designed to hedge interest rate and currency risk associated with underlying investments and related liabilities. The MIP undertakes various other types of investment risk, namely credit, duration and maturity risk.

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

From time to time, AIG Investments acquires warehoused assets. During the warehousing period, AIG bears the cost and risks associated with carrying these investments, consolidates them on its balance sheet and records the operating results until the investments are transferred, sold or otherwise divested. Changes in market conditions may negatively affect the fair value of these warehoused investments. Market conditions may impede AIG from launching new investment products for which these warehoused assets are being held and may prevent AIG from recovering its investment upon transfer or divestment. In the event that AIG is unable to transfer or otherwise divest its interest in the warehoused investment to third parties, AIG could be required to hold these investments indefinitely. In certain instances, the consolidated warehoused investments are not wholly owned by AIG. In such cases, AIG shares the risk associated with warehousing the asset with the minority interest investors.

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

American International Group, Inc. and Subsidiaries

Other Asset Management

Included in Other Asset Management is income or loss from certain AIG SunAmerica sponsored partnerships and partnership investments. Partnership assets consist of investments in a diversified portfolio of private equity funds, affordable housing partnerships and hedge fund investments.

Asset Management Results

Asset Management results were as follows:

	Three Months		Percentage	Nine Months		Percentage
	Ended September 30,		Increase/	Ended September 30,		Increase/
(in millions)	2008	2007	(Decrease)	2008	2007	(Decrease)

Total revenues:
Spread-Based Investment business	$(903)	$555	–%	$(1,710)	$2,304	–%
Institutional Asset Management	782	815	(4)	1,993	2,113	(6)
Brokerage Services and Mutual Funds	67	83	(19)	215	243	(12)
Other Asset Management	64	66	(3)	160	309	(48)

Total	$10	$1,519	(99)%	$658	$4,969	(87)%

Operating income (loss):
Spread-Based Investment business	$(1,229)	$24	–%	$(2,900)	$759	–%
Institutional Asset Management	10	5	100	(10)	671	–
Brokerage Services and Mutual Funds	10	27	(63)	46	74	(38)
Other Asset Management	65	65	–	155	302	(49)

Total	$(1,144)	$121	–%	$(2,709)	$1,806	–%

Asset Management recognized operating losses in the three-and nine-month periods ended September 30, 2008 compared to operating income in the same periods in 2007, primarily due to other-than-temporary impairment charges on fixed maturity securities, significantly lower partnership income, lower securities lending fees, lower net carried interest revenues and impairments on real estate investments. Partially offsetting these declines were increases in net foreign exchange gains on foreign currency denominated GIC and MIP liabilities. Included in operating income (loss) for the three-month period ended September 30, 2008, was the positive effect of excluding the credit valuation adjustment on intercompany derivatives, which had no effect on AIG’s consolidated results. The effect of this change on Asset Management was an increase of $155 million to operating income for the three- and nine-month periods ended September 30, 2008, and has been included in the net mark to market gains/losses related to interest rate and foreign exchange hedges, as well as the losses on credit default swaps, identified below. Included in the operating income during the nine-month period ended September 30, 2007 was a gain on the sale of a portion of AIG’s investment in The Blackstone Group L.P. (Blackstone) in connection with its initial public offering.

Quarterly Spread-Based Investment Business Results

The Spread-Based Investment business reported an operating loss in the three-month period ended September 30, 2008 compared to marginal operating income in the same period in 2007 due to significantly higher net realized capital losses and lower partnership income. Net realized capital losses for the three-month period ended September 30, 2008, were $1.3 billion compared to $239 million in the same period of 2007 . The increase in net realized capital losses primarily consists of an increase of $1.8 billion in other-than-temporary impairment charges on fixed maturity securities for both the GIC and MIP portfolios and higher mark to market losses on credit default swaps in the MIP. Partially offsetting these increases was a $995 million increase in net foreign exchange gains on foreign currency denominated GIC and MIP liabilities and higher net mark to market gains of $125 million on interest rate and foreign exchange hedges not qualifying for hedge accounting treatment for both the GIC and MIP. Included in the net mark-to-market gains is a credit valuation adjustment on swaps in a liability position.

The other-than-temporary impairment charges on fixed maturity securities held in the GIC and MIP portfolios were $1.4 billion for the GIC and $579 million for the MIP for the three-month period ended September 30, 2008. These impairments primarily resulted from severity losses and the change in AIG’s intent and ability to hold securities to recovery related to the Securities Lending portfolio. See Invested Assets — Portfolio Review — Other-Than-Temporary Impairments.

In the GIC program, income from partnership investments declined $330 million for the three-month period ended September 30, 2008, compared to the same period of 2007, reflecting higher returns in the 2007 period and weaker market conditions in 2008. Partially offsetting this decline were foreign exchange gains on foreign currency denominated GIC reserves, which increased by $916 million in the three-month period ended September 30, 2008 compared to the same period in 2007 as a result of the strengthening of the U.S. dollar. As noted below, a significant portion of these GIC reserves mature in the next twelve months.

American International Group, Inc. and Subsidiaries

Operating income for the MIP increased in the three-month period ended September 30, 2008 compared to the same period in 2007, primarily due to higher net interest income resulting from the effect of lower funding costs related to interest rate swaps on debt not receiving hedge accounting treatment and interest accretion related to certain securities that were impaired in prior periods. The MIP net mark to market gains increased $88 million in the third quarter of 2008 compared to the same period in 2007 due primarily to interest rate and foreign exchange derivative positions that, while partially effective in hedging interest rate and foreign exchange risk, did not qualify for hedge accounting treatment. Partially offsetting these increases were higher net mark to market losses of $135 million related to credit default swap investments. The MIP invests in credit default swaps comprised predominantly of single-name high-grade corporate exposures. These losses were partially driven by the widening of corporate credit spreads. AIG enters into hedging arrangements to mitigate the effect of changes in currency and interest rates associated with the fixed and floating rate and foreign currency denominated obligations issued under these programs. Some of these hedging relationships qualify for hedge accounting treatment, while others do not. Income or loss from these hedges not qualifying for hedge accounting treatment are classified as net realized capital gains (losses) in AIG’s consolidated statement of income (loss). AIG did not issue any additional debt to fund the MIP in the three-month period ended September 30, 2008 and does not intend to issue any additional debt to fund the MIP.

Year-to-Date Spread-Based Investment Business Results

The Spread-Based Investment business reported an operating loss in the nine-month period ended September 30, 2008 compared to operating income in the same period in 2007 due to significantly higher net realized capital losses and lower partnership income. Included in the operating loss were net realized capital losses of $3.1 billion for the nine-month period ended September 30, 2008, compared to $326 million in the same period in 2007. The increase in net realized capital losses for the nine-month period ended September 30, 2008 primarily consist of an increase of $3.7 billion in other-than-temporary impairment charges on fixed maturity securities for both the GIC and MIP and higher net mark to market losses of $244 million on credit default swap investments held by the MIP due to the widening of corporate credit spreads. Partially offsetting these declines were increased net mark to market gains of $530 million on interest rate and foreign exchange hedges not qualifying for hedge accounting treatment for both the GIC and MIP and a $757 million increase in foreign exchange related gains on foreign denominated GIC reserves and MIP liabilities. Included in the net mark-to-market gains is a credit valuation adjustment on swaps in a liability position.

The other-than-temporary impairment charges on fixed maturity securities held in the GIC and MIP portfolios were $2.5 billion for the GIC and $1.4 billion for the MIP for the nine-month period ended September 30, 2008, primarily resulting from severity losses and the change in AIG’s intent and ability to hold securities to recovery related to the Securities Lending portfolio. See Invested Assets — Portfolio Review — Other-Than-Temporary Impairments.

In the GIC program, income from partnership investments decreased $984 million for the nine-month period ended September 30, 2008, compared to the same period of 2007 due to significantly higher returns in the 2007 period and weaker market conditions in 2008. Also contributing to the decline was the one-time distribution from a single partnership of $164 million in the nine-month period ended September 30, 2007. Offsetting these declines were foreign exchange gains on foreign-denominated GIC reserves which increased by $694 million in the nine-month period ended September 30, 2008 as a result of the strengthening of the U.S. dollar compared to the 2007 period and an increase in net mark to market gains on derivative positions of $501 million. As noted below, a significant portion of these GIC reserves mature in the next twelve months. The derivative gains included net mark to market gains on interest rate and foreign exchange derivatives used to economically hedge the effect of interest rate and foreign exchange rate movements on GIC reserves. Although these economic hedges are partially effective in hedging the interest rate and foreign exchange risk, AIG has not applied hedge accounting treatment.

The MIP recognized higher operating income in the nine-months ended September 30, 2008 compared to the same period in 2007 due to higher net interest income due to a larger average asset base, the effect of lower funding costs related to interest rate swaps on debt not receiving hedge accounting treatment and interest accretion related to certain securities that were impaired in prior periods.

AIG did not issue any additional debt to fund the MIP in the nine-month period ended September 30, 2008 and does not intend to issue any additional debt to fund the MIP. Through September 30, 2008, the MIP had cumulative debt issuances of $13.4 billion.

The GIC is in runoff with no new GICs issued subsequent to 2005. The anticipated runoff of the domestic GIC portfolio at September 30, 2008 was as follows:

	Less Than	1-3	3+-5	Over Five
(in billions)	One Year	Years	Years	Years	Total

Domestic GICs	$9.9	$3.3	$3.1	$4.3	$20.6

Quarterly Institutional Asset Management Results

Institutional Asset Management recorded higher operating income in the three-month period ended September 30, 2008 compared to the same period in 2007. The increase primarily reflects an increase in operating income of

American International Group, Inc. and Subsidiaries

$174 million related to a credit valuation adjustment on credit default swaps in a liability position. Excluding this effect, Institutional Asset Management recorded an operating loss for the three-month period ended September 30, 2008, compared to operating income in the same period in 2007. This negative variance was driven by impairment losses on proprietary real estate investments of $102 million, a decrease of $36 million in securities lending revenues, a decrease of $22 million in net carried interest revenues and lower trading gains on market-making activities at AIG Private Bank. Also contributing to the decline were net mark-to-market losses on economic interest rate swap hedges associated with warehouse investments, net mark-to-market losses on non-hedge derivatives and higher net foreign exchange losses.

Due to the current real estate market conditions across the globe, several of AIG Global Real Estate’s investments were deemed to be impaired for the third quarter of 2008. The impaired investments were written down to their fair value (or fair value less cost to sell for those assets held for sale). AIG recognizes carried interest revenues on an unrealized basis by reflecting the amount owed to AIG as of the balance sheet date based on the related funds’ performance. The reduction in carried interest revenues was driven by lower unrealized carry due to weaker fund performance in the three-month period ended September 30, 2008 compared to the same period in 2007. Partially offsetting these amounts were higher net realized capital gains on the sale of proprietary real estate investments of $31 million.

Base management fees decreased in the three-months ended September 30, 2008 as compared to the 2007 period on a lower average asset base. AIG’s unaffiliated client assets under management, including retail mutual funds and institutional accounts, were $80.2 billion, $97.6 billion and $96.8 billion at September 30, 2008, December 31, 2007 and September 30, 2007, respectively. The decline from December 31, 2007 reflects lower asset values due to the significant deterioration in the credit and equity markets during 2008 as well as the loss of some third party institutional clients and redemptions in managed funds.

Total operating loss from various consolidated warehoused investments for the three-month periods ended September 30, 2008 and 2007 was $42 million and $33 million, respectively. A portion of these amounts is offset in minority interest expense, which is not a component of operating income (loss).

Year-to-Date Institutional Asset Management Results

Institutional Asset Management recognized an operating loss in the nine-month period ended September 30, 2008 compared to operating income in the same period in 2007 reflecting lower carried interest of $140 million, impairments on real estate investments of $102 million, reduced securities lending revenues of $60 million, and lower income on fund investments of $112 million. Also included in the 2007 nine month results was a $398 million gain related to the sale of a portion of AIG’s investment in Blackstone. The reduction in carried interest revenues was driven by lower net unrealized carry due to significantly higher fund performance in the nine-month period ended September 30, 2007. Partially offsetting the reduction was the positive effect on operating income of $174 million related to a credit valuation adjustment on credit default swaps in a liability position.

Average assets under management increased in the nine-month period ended September 30, 2008 compared to the same period in 2007 and resulted in higher base management fees. However, assets under management at September 30, 2008 declined compared to September 30, 2007 reflecting lower asset values due to the significant deterioration in the credit and equity markets during 2008 as well as the loss of some third party institutional clients and redemptions in managed funds.

Total operating losses from various consolidated warehoused investments for the nine-month periods ended September 30, 2008 and 2007 were $119 million and $72 million, respectively. A portion of these amounts is offset in minority interest expense, which is not a component of operating income (loss).

Brokerage Services and Mutual Funds

Revenues and operating income related to Brokerage Services and Mutual Fund activities decreased due to lower fee income as a result of a lower asset base and a decline in commission income resulting from negative market conditions in the three and nine-month periods ended September 30, 2008 compared to the same periods in 2007.

Other Asset Management Results

Revenues and operating income related to the Other Asset Management activities were unchanged in the three-month period ended September 30, 2008 compared to the same period in 2007. Revenues and operating income decreased by $149 million and $147 million, respectively, in the nine-month period ended September 30, 2008 compared to the same period in 2007 due to significantly higher returns on partnership income during 2007 and weaker market conditions in 2008.

American International Group, Inc. and Subsidiaries

Other Operations

The operating loss of AIG’s Other category was as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in millions)	2008	2007	2008	2007

Operating income (loss):
Equity earnings in partially owned companies	$(13)	$37	$3	$128
Interest expense on Fed Facility(a)	(802)	–	(802)	–
Other interest expense	(571)	(315)	(1,391)	(869)
Unallocated corporate expenses(b)	(154)	(166)	(529)	(548)
Net realized capital gains (losses)	139	(199)	(96)	(226)
Other miscellaneous, net	(15)	16	(84)	(42)

Total Other	$(1,416)	$(627)	$(2,899)	$(1,557)

(a)	Includes $515 million of amortization of prepaid commitment fee asset.
(b)	Includes a charge for settlement of a dispute, expenses of corporate staff not attributable to specific operating segments, expenses related to efforts to improve internal controls, corporate initiatives and certain compensation plan expenses.

The operating loss in the three- and nine-month periods ended September 30, 2008 increased compared to the same periods in 2007 primarily due to higher interest expense that resulted from increased borrowings, including interest on the debt and Equity Units from the dates of issuance in May 2008 and borrowings under the Fed Facility. Unallocated corporate expenses included a charge of $24 million and $125 million for the three- and nine-month periods ended September 30, 2008, respectively, for the settlement of a dispute in connection with the July 2008 purchase of the balance of Ascot Underwriting Holdings, Ltd. The decrease in net realized capital losses in the three- and nine-month periods ended September 30, 2008 reflected lower foreign exchange losses on foreign-denominated debt, a portion of which was economically hedged but did not qualify for hedge accounting treatment under FAS 133. Other miscellaneous, net included a $45 million write-off of goodwill related to Mortgage Guaranty in the nine-month period ended September 30, 2008.

Executive Management

On September 18, 2008, AIG’s Board of Directors elected Edward M. Liddy as Chief Executive Officer and a director of AIG and appointed him as Chairman of the Board. Simultaneously, Robert B. Willumstad resigned as Chairman and as a director of AIG, and his employment as Chief Executive Officer was terminated without cause.

On October 16, 2008, David L. Herzog was named Executive Vice President and Chief Financial Officer. Steven J. Bensinger, who had served since May 2008 as Vice Chairman — Financial Services and acting Chief Financial Officer, left AIG.

AIG has recently hired a Vice Chairman and Chief Restructuring Officer to oversee the asset disposition plan to sell assets and businesses to repay the Fed Facility.

On September 22, 2008, a $148 million retention program became effective. The program applies to approximately 130 executives and consists of cash awards payable 60 percent in December 2008 and 40 percent in December 2009.

Subsequent to September 30, 2008, AIG implemented two additional retention programs, totaling approximately $321 million covering 2,101 employees. In addition, several business units have adopted their own retention plans; the cost of these plans is included in consolidated results and is being paid by the respective business units.

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires the application of accounting policies that often involve a significant degree of judgment. AIG considers that its accounting policies that are most dependent on the application of estimates and assumptions, and therefore viewed as critical accounting estimates, to be those relating to reserves for losses and loss expenses, future policy benefits for life and accident and health contracts, recoverability of DAC, estimated gross profits for investment-oriented products, the allowance for finance receivable losses, flight equipment recoverability, other-than-temporary impairments, estimates with respect to income taxes and fair value measurements of certain financial assets and liabilities, including credit default swaps. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. To the extent actual experience differs from the assumptions used, AIG’s results of operations would be directly affected.

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

American International Group, Inc. and Subsidiaries

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

The determination that a security has incurred an other-than-temporary decline in value requires the judgment of management and consideration of the fundamental condition of the issuer, its near-term prospects and all the relevant facts and circumstances. The above criteria also consider circumstances of a rapid and severe market valuation decline, such as that experienced in current credit markets, in which AIG could not reasonably assert that the impairment period would be temporary (severity losses). For further discussion, see Invested Assets — Portfolio Review — Other-Than-Temporary Impairments.

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

Valuation Allowance on Deferred Tax Assets:

Recognition of deferred tax assets and the related valuation allowance is influenced by management’s assessment of AIG’s historic and estimated future profitability profile, including

American International Group, Inc. and Subsidiaries

the character and amount of historic and estimated future taxable income. AIG records a valuation allowance to reduce deferred tax assets to the amount AIG believes is more likely than not to be realized. At each balance sheet date, existing assessments are reviewed and, if necessary, revised to reflect changed circumstances.

Income Taxes on Earnings of Certain Foreign Subsidiaries:

In connection with AIG’s asset disposition plan, AIG determined it can no longer assert that earnings of certain foreign subsidiaries will be indefinitely reinvested. Due to the complexity of the U.S. federal income tax laws involved in determining the amount of income taxes incurred on these potential dispositions, as well as AIG’s reliance on reasonable assumptions and estimates in calculating this liability, AIG considers the U.S. federal income taxes accrued on the earnings of certain foreign subsidiaries to be a critical accounting estimate.

Fair Value Measurements of Certain Financial Assets and Liabilities:

Overview

AIG measures at fair value on a recurring basis financial instruments in its trading and available for sale securities portfolios, certain mortgage and other loans receivable, certain spot commodities, derivative assets and liabilities, securities purchased (sold) under agreements to resell (repurchase), securities lending invested collateral, non-marketable equity investments, included in other invested assets, certain policyholders’ contract deposits, securities and spot commodities sold but not yet purchased, certain trust deposits and deposits due to banks and other depositors, certain long-term borrowings, and certain hybrid financial instruments included in other liabilities. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between willing, able and knowledgeable market participants at the measurement date.

The degree of judgment used in measuring the fair value of financial instruments generally correlates with the level of pricing observability. Financial instruments with quoted prices in active markets generally have more pricing observability and less judgment is used in measuring fair value. Conversely, financial instruments traded in other-than-active markets or that do not have quoted prices have less observability and are measured at fair value using valuation models or other pricing techniques that require more judgment. An active market is one in which transactions for the asset or liability being valued occur with sufficient frequency and volume to provide pricing information on an ongoing basis. An other-than-active market is one in which there are few transactions, the prices are not current, price quotations vary substantially either over time or among market makers, or in which little information is released publicly for the asset or liability being valued. Pricing observability is affected by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established, the characteristics specific to the transaction and general market conditions.

AIG management is responsible for the determination of the value of the financial assets and financial liabilities carried at fair value and the supporting methodologies and assumptions. With respect to securities, AIG employs independent third-party valuation service providers to gather, analyze, and interpret market information and derive fair values based upon relevant methodologies and assumptions for individual instruments. When AIG’s valuation service providers are unable to obtain sufficient market observable information upon which to estimate the fair value for a particular security, fair value is determined either by requesting brokers who are knowledgeable about these securities to provide a quote, which is generally non-binding, or by employing widely accepted internal valuation models.

Valuation service providers typically obtain data about market transactions and other key valuation model inputs from multiple sources and, through the use of widely accepted internal valuation models, provide a single fair value measurement for individual securities for which a fair value has been requested under the terms of service agreements. The inputs used by the valuation service providers include, but are not limited to, market prices from recently completed transactions and transactions of comparable securities, interest rate yield curves, credit spreads, currency rates, and other market-observable information, as applicable. The valuation models take into account, among other things, market observable information as of the measurement date as well as the specific attributes of the security being valued including its term, interest rate, credit rating, industry sector, and when applicable, collateral quality and other issue or issuer specific information. When market transactions or other market observable data is limited, the extent to which judgment is applied in determining fair value is greatly increased.

AIG employs specific control processes to determine the reasonableness of the fair values of AIG’s financial assets and financial liabilities. AIG’s processes are designed to ensure that the values received or internally estimated are accurately recorded and that the data inputs and the valuation techniques utilized are appropriate, consistently applied, and that the assumptions are reasonable and consistent with the objective of determining fair value. AIG assesses the reasonableness of individual security values received from valuation service providers through various analytical techniques. In addition, AIG may validate the reasonableness of fair values by comparing information obtained from AIG’s valuation service providers to other third party valuation sources for selected securities. AIG also validates prices for selected securities

American International Group, Inc. and Subsidiaries

obtained from brokers through reviews by members of management who have relevant expertise and who are independent of those charged with executing investing transactions.

The following table quantifies the fair value of fixed income and equity securities by source of value determination as of September 30, 2008:

(in billions)	Fair Value	Percent of Total

Fair value based on external sources(a)	$481.1	94.4%
Fair value based on internal sources	28.8	5.6

Total fixed income and equity securities(b)	$509.9	100.0%

(a)	Includes $45.6 billion whose primary source is broker quotes.

(b)	Includes available for sale, trading and securities lending invested collateral securities.

For more detailed information about AIG’s accounting policy for the measurement of fair value of financial assets and financial liabilities and information about the financial assets and financial liabilities, see Note 3 to the Consolidated Financial Statements.

Incorporation of Credit Risk in Fair Value Measurements

•	AIG’s Own Credit Risk. Fair value measurements for debt, GIAs, and structured note liabilities at AIGFP incorporate AIG’s own credit risk by discounting cash flows at rates that incorporate AIG’s currently observable credit default swap spreads and takes into consideration collateral posted by AIG with counterparties at the balance sheet date.

Fair value measurements for freestanding derivatives incorporate AIG’s own credit risk by determining the explicit cost for each counterparty to protect against its net credit exposure to AIG at the balance sheet date by reference to observable AIG credit default swap spreads. A counterparty’s net credit exposure to AIG is determined based on master netting agreements, which take into consideration all derivative positions with AIG, as well as cash collateral posted by AIG with the counterparty at the balance sheet date.

Fair value measurements for embedded policy derivatives and policyholders’ contract deposits take into consideration that policyholder liabilities are senior in priority to general creditors of AIG and therefore are much less sensitive to changes in AIG credit default swap or cash issuance spreads.

•	Counterparty Credit Risk. Fair value measurements for freestanding derivatives incorporate the counterparty credit by determining the explicit cost for AIG to protect against its net credit exposure to each counterparty at the balance sheet date by reference to observable counterparty credit default swap spreads. AIG’s net credit exposure to a counterparty is determined based on master netting agreements, which take into consideration all derivative positions with the counterparty, as well as cash collateral posted by the counterparty at the balance sheet date.

Fair values for fixed maturity securities based on observable market prices for identical or similar instruments implicitly include the incorporation of counterparty credit risk. Fair values for fixed maturity securities based on internal models incorporate counterparty credit risk by using discount rates that take into consideration cash issuance spreads for similar instruments or other observable information.

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

AIG estimates the fair value of fixed maturity securities not traded in active markets, including securities purchased (sold) under agreements to resell (repurchase) and mortgage and other loans receivable, for which AIG elected the fair value option by referring to traded securities with similar attributes, using dealer quotations and matrix pricing methodologies, discounted cash flow analyses, or internal valuation models. This methodology considers such factors as the issuer’s industry, the security’s rating and tenor, its coupon rate, its position in the capital structure of the issuer, yield curves, credit curves, prepayment rates and other relevant factors. For fixed maturity securities that are not traded in active markets or that are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments generally are based on available market evidence. In the absence of such evidence, management’s best estimate is used.

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

American International Group, Inc. and Subsidiaries

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

With the adoption of FAS 157 on January 1, 2008, AIG’s own credit risk has been considered and is incorporated into the fair value measurement of freestanding derivative liabilities.

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

American International Group, Inc. and Subsidiaries

AIGFP’s Super Senior Credit Default Swap Portfolio

See Valuation of Level 3 Assets and Liabilities below for a comprehensive discussion of AIGFP’s super senior credit default swap portfolio.

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

At September 30, 2008, AIG classified $55.3 billion and $40.0 billion of assets and liabilities, respectively, measured at fair value on a recurring basis as Level 3. This represented 5.4 percent and 4.2 percent of the total assets and liabilities, respectively, measured at fair value on a recurring basis. Level 3 fair value measurements are based on valuation techniques that use at least one significant input that is unobservable. These measurements are made under circumstances in which there is little, if any, market activity for the asset or liability. AIG’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment.

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

CDOs:  These assets initially are valued at the transaction price. Subsequently, they are valued based on external price/spread data from independent third parties, dealer quotations, matrix pricing, the BET model or a combination thereof.

AIGFP’s Super Senior Credit Default Swap Portfolio:  AIGFP wrote credit protection on the super senior risk layer of diversified portfolios of corporate debt, prime residential mortgages, collaterized loan obligations (CLOs) and multi-sector CDOs. In these transactions, AIGFP is at risk of credit performance on the super senior risk layer related to a diversified portfolio referenced to loans or debt securities. Further, these transactions have placed a significant demand on AIGFP’s liquidity during 2008, primarily as a result of their

American International Group, Inc. and Subsidiaries

collateral posting provisions. See General Contractual Terms below. To a lesser extent, AIGFP also wrote protection on tranches below the super senior risk layer, primarily in respect of regulatory capital transactions.

At September 30, 2008, the net notional amount, fair value and unrealized market valuation loss of the AIGFP super senior credit default swap portfolio, including certain regulatory capital relief transactions, by asset class were as follows:

					Fair Value	Unrealized Market Valuation Loss (Gain)
					Of Derivative	Three Months	Nine Months
	Net Notional Amount				Liability at	Ended	Ended
	June 30,			September 30,	September 30,	September 30,	September 30,
(in millions)	2008(a)	Decrease		2008(a)	2008(b)	2008(c)	2008(c)

Regulatory Capital:
Corporate loans	$172,717	$(40,928)		$131,789	$–	$–	$–
Prime residential mortgages	132,612	(16,054)		116,558	–	–	–
Other(d)	1,619	(19)		1,600	397	272	397

Total	306,948	(57,001	)(f)	249,947	397	272	397

Arbitrage:
Multi-sector CDOs, including 2a-7 Puts	80,301	(8,657	)(g)	71,644	30,207	6,262	19,868
Corporate debt/CLOs	53,767	(3,089	)(h)	50,678	1,534	538	1,308

Total	134,068	(11,746)		122,322	31,741	6,800	21,176

Mezzanine tranches(e)	5,824	(811)		5,013	153	(18)	153

Total	$446,840	$(69,558)		$377,282	$32,291	$7,054	$21,726

(a)	Notional amounts presented are net of all structural subordination below the covered tranches.
(b)	Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral in accordance with FIN 39.

(c)	Includes credit valuation adjustment gains of $98 million and $207 million, respectively, for the three- and nine-month periods ended September 30, 2008.

(d)	Represents transactions where AIGFP believes the counterparties are no longer using the transactions to obtain regulatory capital relief. During the second quarter of 2008, a European RMBS regulatory capital relief transaction with a net notional amount of $1.6 billion was not terminated as expected when it no longer provided regulatory capital relief to the counterparty.

(e)	Represents credit default swaps written by AIGFP on tranches below super senior on certain regulatory capital relief trades.

(f)	The decline includes terminations of $29.5 billion and the effect of foreign exchange rates of $26.4 billion resulting from the strengthening of the U.S. dollar, primarily against the Euro and the British Pound.

(g)	The decline includes purchases of $5.7 billion of super senior CDO securities in connection with 2a-7 Puts and amortization of $2.5 billion.
(h)	Includes the effect of foreign exchange rates of $2.0 billion resulting from the strengthening of the U.S. dollar, primarily against the Euro.

General Contractual Terms

AIGFP entered into credit default swap and other credit derivative transactions (collectively, CDS) in the ordinary course of its business. In the majority of AIGFP’s credit derivatives transactions, AIGFP sold credit protection on a designated portfolio of loans or debt securities. Generally, AIGFP provides such credit protection on a “second loss” basis, meaning that AIGFP will incur credit losses only after a shortfall of principal and/or interest, or other credit events, in respect of the protected loans and debt securities, exceed a specified threshold amount or level of “first loss.”

Typically, the credit risk associated with a designated portfolio of loans or securities has been tranched into different layers of risk, which are then analyzed and rated by the credit rating agencies. At origination, there is usually an equity layer covering the first credit losses in respect of the portfolio up to a specified percentage of the total portfolio, and then successive layers ranging from generally a BBB-rated layer to one or more AAA-rated layers. A significant majority of transactions that are rated by rating agencies have risk layers or tranches that were rated AAA at origination and are immediately junior to the threshold level above which AIGFP’s payment obligation would generally arise. In transactions that were not rated, AIGFP applied equivalent risk criteria for setting the threshold level for its payment obligations. Therefore, the risk layer assumed by AIGFP with respect to the designated portfolio of loans or securities in these transactions is often called the “super senior” risk layer, defined as a layer of credit risk senior to one or more risk layers that have been rated AAA by the credit rating agencies, or if the transaction is not rated, structured to the equivalent thereto.

American International Group, Inc. and Subsidiaries

The following graphic represents a typical structure of a transaction including the super senior risk layer:

Regulatory Capital Portfolio

Approximately $250 billion (consisting of corporate loans and prime residential mortgages) of the $377 billion in net notional exposure of AIGFP’s super senior credit default swap portfolio as of September 30, 2008 represented derivatives written for financial institutions, principally in Europe, for the purpose of providing regulatory capital relief rather than risk mitigation. In exchange for a periodic fee, the counterparties receive credit protection with respect to diversified loan portfolios they own, thus improving their regulatory capital position. These transactions generally provide for cash settlement (see Triggers and Settlement Alternatives below); however, AIGFP does not expect to be required to make payments under these contracts during their estimated life as these transactions are generally expected to terminate at no additional cost to AIGFP when the transactions no longer provide such regulatory capital benefit. See Regulatory Models and Modeling — Regulatory Capital Portfolio.

Arbitrage Portfolio

Approximately $122 billion of the $377 billion in net notional exposure on AIGFP’s super senior credit default swaps as of September 30, 2008 are arbitrage-motivated transactions written on multi-sector CDOs or designated pools of investment grade corporate debt or CLOs. While certain credit default swaps written on corporate debt and multi-sector CDOs provide for cash settlement, the large majority of the AIGFP credit default swaps written on multi-sector CDOs and CLOs require physical settlement (see Triggers and Settlement Alternatives below).

The most significant portfolio, in terms of unrealized market valuation losses, is the super senior multi-sector CDO credit default swap portfolio.

At September 30, 2008, the gross transaction notional amount of the multi-sector CDOs on which AIGFP wrote protection on the super senior tranche, subordination below the super senior risk layer and AIGFP net notional exposure were as follows:

				Fair Value
	Gross	Subordination		of Derivative
	Transaction	Below Super	Net	Liability at
	Notional	Senior	Notional	September 30,
(in millions)	Amount(a)	Risk Layer	Amount(b)	2008

High grade with sub-prime collateral	$50,582	$9,751	$40,831	$18,201
High grade with no sub-prime collateral	30,284	14,581	15,703	4,195

Total high grade(c)	80,866	24,332	56,534	22,396

Mezzanine with sub-prime	25,888	11,575	14,313	7,487
Mezzanine with no sub-prime	1,698	901	797	324

Total mezzanine(d)	27,586	12,476	15,110	7,811

Total	$108,452	$36,808	$71,644	$30,207

(a)	Total outstanding principal amount of securities held by a CDO.
(b)	Notional size on which AIGFP wrote credit protection.

(c)	“High grade” refers to transactions in which the underlying collateral credit ratings on a stand-alone basis were predominantly AA or higher at origination.

(d)	“Mezzanine” refers to transactions in which the underlying collateral credit ratings on a stand-alone basis were predominantly A or lower at origination.

American International Group, Inc. and Subsidiaries

At September 30, 2008, the gross notional amount, percentage of the total CDO collateral pools, and ratings and vintage breakdown of collateral securities in the multi-sector CDOs, by ABS category, were as follows:

(dollars in millions)

ABS	Gross Transaction	Percent	RATINGS BREAKDOWN							VINTAGE
Category	Notional Amount	of Total	AAA	AA	A	BBB	BB	< BB	NR	2008	2007	2006	2005	2004+P

RMBS PRIME	$12,280	11.33%	8.13%	0.97%	0.88%	0.68%	0.17%	0.49%	0.01%	0.08%	2.39%	2.37%	3.36%	3.13%

RMBS ALT-A	17,086	15.75%	6.99%	2.48%	1.87%	1.34%	0.78%	2.29%	0.00%	0.16%	1.40%	3.41%	7.92%	2.86%

RMBS SUBPRIME	40,262	37.12%	2.07%	8.11%	5.56%	5.05%	3.44%	12.89%	0.00%	0.01%	2.48%	2.61%	20.55%	11.47%

CMBS	23,271	21.46%	15.88%	0.99%	1.25%	2.38%	0.51%	0.12%	0.33%	0.08%	5.73%	3.55%	2.77%	9.33%

CDO	10,196	9.40%	1.27%	1.61%	1.37%	1.04%	0.66%	3.41%	0.04%	0.00%	0.32%	1.12%	3.20%	4.76%

OTHER	5,357	4.94%	1.18%	1.06%	1.38%	1.23%	0.02%	0.06%	0.01%	0.12%	0.24%	0.86%	1.46%	2.26%

Total	$108,452	100.00%	35.52%	15.22%	12.31%	11.72%	5.58%	19.26%	0.39%	0.45%	12.56%	13.92%	39.26%	33.81%

Triggers and Settlement Alternatives

CDS transactions entered into by counterparties for regulatory capital purposes, together with a number of arbitrage transactions (comprising approximately $47 billion or 38.6 percent of the net notional amount for the arbitrage portfolio at September 30, 2008), have cash-settled structures (see Cash Settlement below) in respect of a basket of reference obligations, where AIGFP’s payment obligations may be triggered by payment shortfalls, bankruptcy and certain other events such as write-downs of the value of underlying assets as further described below. By contrast, under the large majority of CDS transactions in respect of multi-sector CDOs (comprising approximately $57 billion or 46.5 percent of the net notional amount for the arbitrage portfolio at September 30, 2008) AIGFP’s payment obligations are triggered by the occurrence of a non-payment event under a single reference CDO security, and performance is limited to a single payment by AIGFP in return for physical delivery by the counterparty of the reference security. See Physical Settlement below. A number of CDS transactions in respect of CLOs have similar settlement mechanisms. In addition, the arbitrage portfolio includes transactions with a net notional amount of $4.9 billion that allow holders to put securities to AIGFP at par in the event of a failed remarketing of the referenced security. AIGFP cannot currently determine if and when it may be required to perform its obligations in the future including the timing of any future triggering events or the amount of any additional purchases, individually or in the aggregate, that might be required.

Physical Settlement.  For CDS transactions requiring physical settlement, AIGFP is required to pay unpaid principal and accrued interest for the relevant reference obligation in return for physical delivery of such reference obligation by the CDS buyer upon the occurrence of a credit event. After purchasing the reference obligation, AIGFP may sell the security and recover all or a portion of the purchase price paid under the CDS, or hold such security and be entitled to receive subsequent collections of principal and interest. There can be no assurance that the satisfaction of these obligations by AIGFP will not have a material effect on AIG’s liquidity. AIGFP generally is required to settle such a transaction only if the following conditions are satisfied:

•	A “Credit Event” (as defined in the relevant CDS transaction confirmation) must have occurred. In all CDS transactions subject to physical settlement, “Failure to Pay” is specified as a Credit Event and is generally triggered if there is a failure by the issuer under the related CDO to make a payment under the reference obligation (after the expiration of any applicable grace period and, in certain transactions, subject to a nominal non-payment threshold having been met).

In addition, certain of the AIGFP CDSs, with an aggregate net notional amount totaling $7.7 billion, provide credit protection in respect of CDOs that require minimum amounts of collateral to be maintained to support the CDO debt, where the value of such collateral is affected by among other things the ratings of the securities and other obligations comprising such collateral. In the event that the issuer of such a CDO fails to maintain the minimum levels of collateral, an event of default would occur, triggering a right by a specified controlling class of CDO note holders to accelerate the payment of principal and interest on the protected reference obligations. Under certain of the CDSs, upon acceleration of the reference obligations underlying a CDS, AIGFP may be required to purchase such reference obligations for a purchase price equal to unpaid principal and accrued interest of the CDO in settlement of the CDS. As a result of this over-collaterization feature of these CDOs, AIGFP potentially may be required to purchase such CDO securities in settlement of the related CDS sooner than it would be required to if such CDOs did not have an over-collaterization feature. As of November 5, 2008, eight CDOs for which AIGFP had written credit protection on the super senior layer had experienced over-collaterization related events of default. One of these CDOs was accelerated in the second quarter of 2008, and AIGFP extinguished a portion of its CDS obligations by purchasing the protected CDO security for $103 million, which equaled the principal amount

American International Group, Inc. and Subsidiaries

outstanding related to this CDS. AIGFP extinguished the remainder of its CDS obligations related to this CDO on November 6, 2008 by purchasing the protected CDO security for $59 million, which equaled the remaining principal amount of this CDO security subject to CDS protection. AIGFP’s remaining CDS net notional exposure with respect to CDOs that have experienced over-collateralization events of default was $2.4 billion at November 5, 2008. While AIGFP believes that these defaulted transactions are most likely to result in a payment by AIGFP, AIG cannot estimate the timing of any required payments since the timing of a Credit Event may be outside of AIGFP’s control.

In addition, certain of AIGFP’s CDSs provide credit protection in respect of CDOs that provide if the CDO issuer fails to pay amounts due on classes of CDO securities that rank pari passu with or subordinate to such referenced obligations, an event of default would occur, triggering a right by a specified controlling class of CDO noteholders to accelerate the payment of principal and interest on the protected reference obligations. As in the case of CDOs with the over-collateralization feature, the existence of such an acceleration feature potentially may result in AIGFP being required to purchase the super senior reference obligation in settlement of the related CDS sooner than would be required if such CDO did not have such acceleration feature.

•	The CDS buyer must deliver the reference obligation within a specified period, generally within 30 days. There is no payment obligation if delivery is not made within this period.

•	Upon completion of the physical delivery and payment by AIGFP, AIGFP would be the holder of the relevant reference obligation and have all rights associated with a holder of such securities.

Cash Settlement.  Transactions requiring cash settlement (also known as “pay as you go”) are in respect of protected baskets of reference credits (which may also include single name CDSs in addition to securities and loans) rather than a single reference obligation as in the case of the physically-settled transactions described above. Under these credit default swaps:

•	Each time a “triggering event” occurs a “loss amount” is calculated. A triggering event is generally a failure by the relevant obligor to pay principal of or, in some cases, interest on one of the reference credits in the underlying protected basket. Triggering events may also include bankruptcy of reference credits, write-downs or postponements with respect to interest or to the principal amount of a reference credit payable at maturity. The determination of the loss amount is specific to each triggering event. It can represent the amount of a shortfall in ordinary course interest payments on the reference credit, a write-down in the interest on or principal of such reference credit or any amount postponed in respect thereof. It can also represent the difference between the notional or par amount of such reference credit and its market value, as determined by reference to market quotations.

•	Triggering events can occur multiple times, either as a result of continuing shortfalls in interest or write-downs or postponements on a single reference credit, or as a result of triggering events in respect of different reference credits included in a protected basket. In connection with each triggering event, AIGFP is required to make a cash payment to the buyer of protection under the related CDS only if the aggregate loss amounts calculated in respect of such triggering event and all prior triggering events exceed a specified threshold amount (reflecting AIGFP’s attachment point). In addition, AIGFP is typically entitled to receive amounts recovered, or deemed recovered, in respect of loss amounts resulting from triggering events caused by interest shortfalls, postponements or write-downs on reference credits.

•	To the extent that there are reimbursements received (actual or deemed) by the CDS buyer in respect of prior triggering events, AIGFP will be entitled to receive equivalent amounts from the counterparty to the extent AIGFP has previously made a related payment.

2a-7 Puts.  Included in the multi-sector CDO portfolio are maturity-shortening puts with a net notional amount of $4.9 billion as of September 30, 2008 that allow the holders of the securities issued by certain CDOs to treat the securities as short-term eligible 2a-7 investments under the Investment Company Act of 1940 (2a-7 Puts). The general terms of these transactions differ from those referenced above. Holders of securities are required, in certain circumstances, to tender their securities to the issuers at par. If an issuer’s remarketing agent is unable to resell the securities so tendered, AIGFP must purchase the securities at par as long as the security has not experienced a payment default or certain bankruptcy events with respect to the issuer of such security have not occurred. During the nine-month period ended September 30, 2008, AIGFP repurchased securities with a principal amount of approximately $6.6 billion in connection with these obligations, of which $5.4 billion were funded using existing liquidity facilities. AIGFP repurchased securities with a principal amount of approximately $1.4 billion from September 30, 2008 to October 27, 2008, which were funded using existing liquidity facilities. AIGFP expects to repurchase within the next two years the majority of securities under the remaining 2a-7 Puts having a net notional exposure of $3.5 billion at October 27, 2008. In certain transactions, AIGFP has contracted with third parties to provide liquidity for the purchase of such securities if they are put to AIGFP for up to a three-year period. Such unused liquidity facilities

American International Group, Inc. and Subsidiaries

totaled $1.7 billion at October 27, 2008. AIG expects to use these facilities to fund future purchases of these securities.

Termination Events.  A majority of the super senior credit default swaps written on multi-sector CDOs provide the counterparties with an additional termination right once AIG’s rating level falls to BBB or Baa. At that level, counterparties have the right to terminate the transactions early. This aggregate net notional amount of such super senior credit default swaps written on multi-sector CDOs is approximately $47.8 billion as of October 27, 2008. If counterparties exercise this right, the contracts provide for the counterparties to be compensated for the cost to replace the trades, or an amount reasonably determined in good faith to estimate the losses the counterparties would incur as a result of the termination of the trades.

Many of the super senior credit default swaps written for regulatory capital relief, having a net notional amount of $130 billion, include triggers that require certain actions to be taken by AIG upon such a downgrade, which, if not taken, will give rise to a right of the counterparties to terminate the swaps. Such actions include posting collateral, transferring the swap or providing a guarantee from a more highly rated entity. Through October 27, 2008, AIGFP has elected to post collateral in such cases, and, as a result, the counterparty has not had the right to terminate the swaps.

Given the level of uncertainty in estimating both the number of counterparties who may elect to exercise their right to terminate and the payment that may be triggered in connection with any such exercise, AIG is unable to reasonably estimate the aggregate amount that it would be required to pay under the super senior credit default swaps in the event of any such downgrade.

Collateral

Most of AIGFP’s credit default swaps are subject to collateral posting provisions. These provisions differ among counterparties and asset classes. Although AIGFP has collateral posting obligations associated with both regulatory capital relief transactions and arbitrage transactions, the large majority of these obligations are associated with arbitrage transactions in respect of multi-sector CDOs.

The collateral arrangements in respect of the multi-sector CDO, regulatory capital and corporate arbitrage transactions are nearly all documented under a Credit Support Annex (CSA) to an International Swaps and Derivatives Association, Inc (ISDA) Master Agreement (Master Agreement). The Master Agreement and CSA forms are standardized form agreements published by the ISDA, which market participants have adopted as the primary contractual framework for various kinds of derivatives transactions, including CDS. The Master Agreement and CSA forms are designed to be customized by counterparties to accommodate their particular requirements for the anticipated types of swap transactions to be entered into. Elective provisions and modifications of the standard terms are negotiated in connection with the execution of these documents. The Master Agreement and CSA permit any provision contained in these documents to be further varied or overridden by the individual transaction confirmations, providing flexibility to tailor provisions to accommodate the requirements of any particular transaction. A CSA, if agreed by the parties to a Master Agreement, supplements and forms part of the Master Agreement and contains provisions (among others) for the valuation of the covered transactions, the delivery and release of collateral, the types of acceptable collateral, the grant of a security interest (in the case of a CSA governed by New York law) or the outright transfer of title (in the case in a CSA governed by English law) in the collateral that is posted, the calculation of the amount of collateral required, the valuation of the collateral provided, the timing of any collateral demand or return, dispute mechanisms, and various other rights, remedies and duties of the parties with respect to the collateral provided.

In general, each party has the right under a CSA to act as the “Valuation Agent” and initiate the calculation of the exposure of one party to the other (Exposure) in respect of transactions covered by the CSA. The valuation calculation may be performed daily, weekly or at some other interval, and the frequency is one of the terms negotiated at the time the CSA is signed. The definition of Exposure under a standard CSA is the amount that would be payable to one party by the other party upon a hypothetical termination of that transaction. This amount is determined, in most cases, by the Valuation Agent using its estimate of mid-market quotations (i.e., the average of hypothetical bid and ask quotations) of the amounts that would be paid for a replacement transaction. AIGFP determines Exposure typically by reference to the mark-to-market valuation of the relevant transaction produced by its systems and specialized models. Exposure amounts are typically determined for all transactions under a Master Agreement (unless the parties have specifically agreed to exclude certain transactions, not to apply the CSA or to set a specific transaction Exposure to zero). The aggregate Exposure less the value of collateral already held by the relevant party (and following application of certain thresholds) results in a net exposure amount (Delivery Amount). If this amount is a positive number, then the other party must deliver collateral with a value equal to the Delivery Amount. Under the standard CSA, the party not acting as Valuation Agent for any particular Exposure calculation may dispute the Valuation Agent’s calculation of the Delivery Amount. If the parties are unable to resolve this dispute, the terms of the standard CSA provide that the Valuation Agent is required to recalculate Exposure using, in substitution for the disputed Exposure amounts, the average of actual quotations at mid-market from four leading dealers in the relevant market.

American International Group, Inc. and Subsidiaries

Regulatory Capital Transactions

As of September 30, 2008, approximately 27 percent of AIGFP’s regulatory capital transactions (measured by net notional amount) were subject to a CSA. In other transactions, which represent approximately 39 percent of the total net notional amount of the outstanding regulatory capital transactions, AIGFP is obligated to put a CSA or alternative collateral arrangement in place if AIG’s ratings fall below certain levels (typically, AA-/Aa3). In light of the rating actions taken in respect of AIG on September 15, 2008, AIGFP has implemented a CSA or alternative collateral arrangement in a large majority of these transactions. In some cases, AIGFP may not reach agreement with a counterparty on the terms of a collateral arrangement, and as a result, the counterparty may be entitled to terminate the transaction. In general, each regulatory capital transaction is subject to a stand-alone Master Agreement or similar agreement, which means that aggregate Exposure for the given Master Agreement or similar agreement is calculated only with reference to a single transaction.

There are diverse mechanisms for calculating Exposure in these transactions. A small minority relies on the standard CSA approach described above under “Collateral”; the large majority uses a formula to calculate Exposure. In most cases, the formula is unique to that transaction or counterparty. These unique formulas typically depend on either credit ratings (including the ratings of AIG and, in some cases, the ratings of notes that have been issued with respect to different tranches of the transaction), rating agency expected loss models, or changes in spreads on identified credit indices (but do not depend on the value of any underlying reference obligations).

Arbitrage Portfolio — Multi-Sector CDOs

In the large majority of the CDS transactions in respect of multi-sector CDOs, the standard CSA provisions for the calculation of Exposure have been modified, with the Exposure amount determined pursuant to an agreed formula that is based on the difference between the net notional amount of such transaction and the market value of the relevant underlying CDO security, rather than the replacement value of the transaction. In cases where a formula is utilized, a transaction-specific threshold is generally factored into the calculation of Exposure, which reduces the amount of collateral required to be posted. These thresholds typically vary based on the credit ratings of AIG and/or the reference obligations, with greater posting obligations arising in the context of lower ratings. For the large majority of counterparties to these transactions, the Master Agreement and CSA cover non-CDS transactions (e.g., interest rate and cross currency swap transactions) as well as CDS transactions.

Arbitrage Portfolio — Corporate Debt/CLOs

Almost all of AIGFP’s corporate arbitrage transactions are subject to CSAs. Approximately 47 percent (measured by net notional amount) of these transactions contain no special collateral posting provisions, but are subject to a Master Agreement that includes a CSA. These transactions are treated the same as other trades subject to the same Master Agreement and CSA, with the calculation of collateral in accordance with the standard CSA procedures outlined above. Approximately 53 percent (measured by net notional amount) of these transactions, although subject to a Master Agreement and CSA, have specific valuation and threshold provisions. These thresholds are typically based on a combination of the credit rating of AIG and a Moody’s model rating of the transaction (and not based on the value of any underlying reference obligations). Thus, as long as AIG maintains a rating above a specified threshold and the Moody’s model of the underlying transaction exceeds a specified rating, the collateral provisions do not apply.

Collateral Calls

AIGFP has received collateral calls from counterparties in respect of certain super senior credit default swaps, of which a large majority relate to multi-sector CDOs. To a significantly lesser extent, AIGFP has also received collateral calls in respect of certain super senior credit default swaps entered into by counterparties for regulatory capital relief purposes and in respect of corporate debt/CLOs. Frequently, valuation estimates made by counterparties with respect to certain super senior credit default swaps or the underlying reference CDO securities, for purposes of determining the amount of collateral required to be posted by AIGFP in connection with such instruments, have differed, at times significantly, from AIGFP’s estimates. In almost all cases, AIGFP has been able to successfully resolve the differences or otherwise reach an accommodation with respect to collateral posting levels, including in certain cases by entering into compromise collateral arrangements. Due to the ongoing nature of these collateral calls, AIGFP may engage in discussions with one or more counterparties in respect of these differences at any time. As of September 30, 2008, AIGFP had either agreed to post or posted collateral based on exposures, calculated in respect of super senior credit default swaps, in an aggregate net amount of $32.8 billion. Valuation estimates made by counterparties for collateral purposes were, like any other third-party valuation, considered in the determination of the fair value estimates of AIGFP’s super senior credit default swap portfolio.

Through June 30, 2007, AIGFP had not received any collateral calls related to this credit default swap portfolio. Since that date and through October 27, 2008, counterparties have made large collateral calls against AIGFP, in particular related to the multi-sector CDO portfolio. This was largely driven by deterioration in the market value of the reference obligations. As of July 31, 2008, AIGFP had either agreed to

American International Group, Inc. and Subsidiaries

post or posted collateral based on exposures, calculated in respect of super senior credit default swaps, in an aggregate net amount of $16.5 billion. Since that date and up to November 5, 2008, AIG has agreed to post or posted an additional $23.4 billion, for a total of $39.9 billion, resulting from continued deterioration in the market valuation of the referenced obligations, rating downgrades of reference obligations and the downgrade of AIG’s ratings. The amount of future collateral posting requirements is a function of AIG’s credit ratings, the rating of the reference obligations and any further decline in the market value of the relevant reference obligations, with the latter being the most significant factor. Given the severe market disruption, lack of observable data and the uncertainty regarding the potential effects on market prices of the TARP and other measures recently undertaken by the federal government to address the credit market disruption, AIGFP is unable to reasonably estimate the amounts of collateral that it would be required to post. The maximum amount of collateral that AIGFP could be required to post is the net notional amount of the super senior credit default swap portfolio.

Models and Modeling

AIGFP values its credit default swaps written on the most senior (super senior) risk layers of designated pools of debt securities or loans using internal valuation models, third-party prices and market indices. The principal market was determined to be the market in which super senior credit default swaps of this type and size would be transacted, or have been transacted, with the greatest volume or level of activity. AIG has determined that the principal market participants, therefore, would consist of other large financial institutions who participate in sophisticated over-the-counter derivatives markets. The specific valuation methodologies vary based on the nature of the referenced obligations and availability of market prices.

The valuation of the super senior credit derivatives continues to be challenging given the limitation on the availability of market observable information due to the lack of trading and price transparency in the structured finance market, particularly during and since the fourth quarter of 2007. These market conditions have increased the reliance on management estimates and judgments in arriving at an estimate of fair value for financial reporting purposes. Further, disparities in the valuation methodologies employed by market participants and the varying judgments reached by such participants when assessing volatile markets have increased the likelihood that the various parties to these instruments may arrive at significantly different estimates as to their fair values.

AIGFP’s valuation methodologies for the super senior credit default swap portfolio have evolved in response to the deteriorating market conditions and the lack of sufficient market observable information. AIG has sought to calibrate the model to available market information and to review the assumptions of the model on a regular basis.

Arbitrage Portfolio — Multi-Sector CDOs

The underlying assumption of the valuation methodology for AIGFP’s credit default swap portfolio wrapping multi-sector CDOs is that, to be willing to assume the obligations under a credit default swap, a market participant would require payment of the full difference between the cash price of the underlying tranches of the referenced securities portfolio and the net notional amount specified in the credit default swap.

AIGFP uses a modified version of the Binomial Expansion Technique (BET) model to value its credit default swap portfolio written on super senior tranches of CDOs of ABS, including the 2a-7 Puts. The BET model was developed in 1996 by a major rating agency to generate expected loss estimates for CDO tranches and derive a credit rating for those tranches, and has been widely used ever since.

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

AIGFP has adapted the BET model to estimate the price of the super senior risk layer or tranche of the CDO. AIG modified the BET model to imply default probabilities from market prices for the underlying securities and not from rating agency assumptions. To generate the estimate, the model uses the prices for the securities comprising the portfolio of a CDO as an input and converts those prices to credit spreads over current LIBOR-based interest rates. These credit spreads are used to determine implied probabilities of default and

American International Group, Inc. and Subsidiaries

expected losses on the underlying securities. This data is then aggregated and used to estimate the expected cash flows of the super senior tranche of the CDO.

The application of the modified BET model involves the following steps for each individual super senior tranche of a CDO in the portfolio:

1)	Calculation of the cash flow pattern that matches the weighted average life for each underlying security of the CDO;

2)	Calculation of an implied credit spread for each security from the price and cash flow pattern determined in step 1. This is an arithmetic process which converts prices to yields (similar to the conversion of United States Treasury security prices to yields), and then subtracts LIBOR-based interest rates to determine the credit spreads;

3)	Conversion of the credit spread into its implied probability of default. This also is an arithmetic process that determines the assumed level of default on the security that would equate the present value of the expected cash flows discounted at a risk free rate with the present value of the contractual cash flows discounted using LIBOR-based interest rates plus the credit spreads;

4)	Generation of expected losses for each underlying security using the probability of default and recovery rate;

5)	Aggregation of the cash flows for all securities to create a cash flow profile of the entire collateral pool within the CDO;

6)	Division of the collateral pool into a number of hypothetical independent identical securities based on the CDO’s diversity score so that the cash flow effects of the portfolio can be mathematically aggregated properly. The purpose of dividing the collateral pool into hypothetical securities is a simplifying assumption used in all BET models as part of a statistical technique that aggregates large amounts of homogeneous data;

7)	Simulation of the default behavior of the hypothetical securities using a Monte Carlo simulation and aggregation of the results to derive the effect of the expected losses on the cash flow pattern of the super senior tranche taking into account the cash flow diversion mechanism of the CDO;

8)	Discounting of the expected cash flows determined in step 7 using LIBOR-based interest rates to estimate the value of the super senior tranche of the CDO; and

9)	Adjustment of the model value for the super senior multi-sector CDO credit default swap for the effect of the risk of non-performance by AIG using the credit spreads of AIG available in the marketplace and considering the effects of collateral and master netting arrangements.

AIGFP employs a Monte Carlo simulation in step 7 above to assist in quantifying the effect on the valuation of the CDO of the unique aspects of the CDO’s structure such as triggers that divert cash flows to the most senior part of the capital structure. The Monte Carlo simulation is used to determine whether an underlying security defaults in a given simulation scenario and, if it does, the security’s implied random default time and expected loss. This information is used to project cash flow streams and to determine the expected losses of the portfolio.

In addition to calculating an estimate of the fair value of the super senior CDO security referenced in the credit default swaps using its internal model, AIGFP also considers the price estimates for the super senior CDO securities provided by third parties, including counterparties to these transactions, to validate the results of the model and to determine the best available estimate of fair value. In determining the fair value of the super senior CDO security referenced in the credit default swaps, AIGFP uses a consistent process which considers all available pricing data points and eliminates the use of outlying data points. When pricing data points are within a reasonable range an averaging technique is applied.

The following table presents the net notional amount and fair value derivative liability of the multi-sector super senior credit default swap portfolio using AIGFP’s fair value methodology at September 30, 2008:

		Fair Value
	Net	Derivative Liability at
	Notional	September 30,
(in millions)	Amount	2008

BET model	$9,010	$3,920
Third party price	21,050	9,297
Average of BET model and third party price	36,966	15,185
Other	4,618	1,805

Total	$71,644	$30,207

The fair value derivative liability of $30.2 billion recorded on AIGFP’s super senior multi-sector CDO credit default swap portfolio represents the cumulative change in fair value of these derivatives, which represents AIG’s best estimate of the amount it would need to pay to a willing, able and knowledgeable third party to assume the obligations under AIGFP’s super senior multi-sector credit default swap portfolio as of September 30, 2008.

Arbitrage Portfolio — Corporate Debt/CLOs

The valuation of credit default swaps written on portfolios of investment-grade corporate debt and CLOs is less complex than the valuation of super senior multi-sector CDO credit default swaps and the valuation inputs are more transparent and readily available.

In the case of credit default swaps written on portfolios of investment-grade corporate debt, AIGFP estimates the fair value of its obligations by comparing the contractual premium of each contract to the current market levels of the

American International Group, Inc. and Subsidiaries

senior tranches of comparable credit indices, the iTraxx index for European corporate issuances and the CDX index for U.S. corporate issuances. These indices are considered reasonable proxies for the referenced portfolios. In addition, AIGFP compares these valuations to third party prices and makes adjustments as necessary to determine the best available estimate of fair value.

AIGFP estimates the fair value of its obligations resulting from credit default swaps written on CLOs to be equivalent to the par value less the current market value of the referenced obligation. Accordingly, the value is determined by obtaining third-party quotes on the underlying super senior tranches referenced under the credit default swap contract.

No assurance can be given that the fair value of AIGFP’s arbitrage credit default swap portfolio would not change materially if other market indices or pricing sources were used to estimate the fair value of the portfolio.

Regulatory Capital Portfolio

In the case of credit default swaps written to facilitate regulatory capital relief, AIGFP estimates the fair value of these derivatives by considering observable market transactions. The transactions with the most observability are the early terminations of these transactions by counterparties. AIG expects that the majority of these transactions will be terminated within the next 6 to 18 months by AIGFP’s counterparties. From January 1, 2008 through September 30, 2008, $94.9 billion in net notional exposures have been terminated. Since that date and through October 27, 2008, $4.5 billion in net notional exposures have been terminated. AIGFP has not been required to make any payments as part of these terminations and in certain cases was paid a fee upon termination. In all cases, terminations were initiated by the counterparties prior to the transactions maturing. AIGFP also considers other market data, to the extent relevant and available.

In light of early termination experience to date and after other analyses, AIG determined that there was no unrealized market valuation adjustment for this regulatory capital relief portfolio for the nine-month period ended September 30, 2008 other than for one transaction where AIGFP believes the counterparty is no longer using the transaction to obtain regulatory capital relief. During the second quarter of 2008, a regulatory capital relief transaction with a net notional amount of $1.6 billion and a fair value loss of $125 million was not terminated as expected when it no longer provided regulatory capital benefit to the counterparty. This transaction provided protection on an RMBS, unlike the other regulatory transactions, which provide protection on loan portfolios held by the counterparties. The documentation for this transaction contains provisions not included in AIGFP’s other regulatory capital relief transactions, which enable the counterparty to arbitrage a specific credit exposure.

AIG will continue to assess the valuation of this portfolio and monitor developments in the marketplace. Given the significant deterioration in the credit markets and the risk that AIGFP’s expectations with respect to the termination of these transactions by its counterparties may not materialize, there can be no assurance that AIG will not recognize unrealized market valuation losses from this portfolio in future periods, and recognition of even a small percentage decline in the fair value of this portfolio could be material to AIG’s consolidated results of operations for an individual reporting period or to AIG’s consolidated financial condition.

Key Assumptions Used in the BET model — Multi-Sector CDOs

The most significant assumption used in the BET model is the pricing of the individual securities within the CDO collateral pools. The following table summarizes the gross transactional notional weighted average price at June 30, 2008 and September 30, 2008, by ABS category.

	Gross
	Transaction	Gross
	Notional	Transaction
	Weighted	Notional
	Average Price	Weighted
	September 30,	Average Price
ABS Category	2008	June 30, 2008

RMBS Prime	71.54%	81.23%
RMBS Alt-A	46.12	58.06
RMBS Subprime	38.83	48.44
CMBS	81.40	87.46
CDOs	29.83	32.24
Other	78.36	85.03

Total	52.33%	60.38%

The decrease in the weighted average prices reflects continued deterioration in the markets for RMBS and CMBS and further downgrades in RMBS and CMBS credit ratings.

Prices for the individual securities held by a CDO are obtained in most cases from the CDO collateral managers, to the extent available. For the quarter ended September 30, 2008, CDO collateral managers provided market prices for approximately 70 percent of the underlying securities. When a price for an individual security is not provided by a CDO collateral manager, AIGFP derives the price through a pricing matrix using prices from CDO collateral managers for similar securities. Matrix pricing is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the relationship of the security to other benchmark quoted securities. Substantially all of the CDO collateral managers who provided prices used dealer prices for all or part of the underlying securities, in some cases supplemented by third party pricing services.

The BET model also uses diversity scores, weighted average lives, recovery rates and discount rates. The determination of some of these inputs requires the use of judgment

American International Group, Inc. and Subsidiaries

and estimates, particularly in the absence of market observable data. Diversity scores (which reflect default correlations between the underlying securities of a CDO) are obtained from CDO trustees or implied from default correlations. Weighted average lives of the underlying securities are obtained, when available, from external subscription services such as Bloomberg and Intex and, if not available, AIGFP utilizes an estimate reflecting known weighted average lives. Collateral recovery rates are obtained from the multi-sector CDO recovery data of a major rating agency. AIGFP utilizes a LIBOR-based interest rate curve to derive its discount rates.

AIGFP employs similar control processes to validate these model input as those used to value AIG’s investment portfolio as described in Critical Accounting Estimates — Fair Value Measurements of Certain Financial Assets and Liabilities — Overview. The effects of the adjustments resulting from the validation process were de minimis for each period presented.

Valuation Sensitivity — Arbitrage Portfolio

Multi-Sector CDOs

AIG utilizes sensitivity analyses that estimate the effects of using alternative pricing and other key inputs on AIG’s calculation of the unrealized market valuation loss related to the AIGFP super senior credit default swap portfolio. While AIG believes that the ranges used in these analyses are reasonable, given the current difficult market conditions, AIG is unable to predict which of the scenarios is most likely to occur. Actual results in any period are likely to vary, perhaps materially, from the modeled scenarios, and there can be no assurance that the unrealized market valuation loss related to the AIGFP super senior credit default swap portfolio will be consistent with any of the sensitivity analyses.

For the purposes of estimating sensitivities for the super senior multi-sector CDO credit default swap portfolio, the change in valuation derived using the BET model is used to estimate the change in the fair value of the derivative liability. As mentioned above, the most significant assumption used in the BET model is the pricing of the securities within the CDO collateral pools. If the actual pricing of the securities within the collateral pools differs from the pricing used in estimating the fair value of the super senior credit default swap portfolio, there is potential for material variation in the fair value estimate. A decrease by five points (for example, from 87 cents per dollar to 82 cents per dollar) in the aggregate price of the underlying collateral securities would increase the fair value derivative liability by approximately $3.7 billion, while an increase in the aggregate price of the underlying collateral securities by five points (for example, from 90 cents per dollar to 95 cents per dollar) would reduce the fair value derivative liability by approximately $3.8 billion. Any further declines in the value of the underlying collateral securities held by a CDO will similarly affect the value of the super senior CDO securities given their significantly depressed valuations. Given the current difficult market conditions, AIG cannot predict reasonably likely changes in the prices of the underlying collateral securities held within a CDO at this time.

The following table presents other key inputs used in the BET model, and the potential increase (decrease) to the fair value of the derivative liability at September 30, 2008 corresponding to changes in these key inputs:

Increase
(Decrease) To
Fair Value
(in millions)	Derivative Liability

Weighted average lives
Effect of an increase of 1 year	$426
Effect of a decrease of 1 year	(968)
Recovery rates
Effect of an increase of 10%	(21)
Effect of a decrease of 10%	119
Diversity scores
Effect of an increase of 5	(80)
Effect of a decrease of 5	207
Discount curve
Effect of an increase of 100 basis points	158

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

Corporate Debt

The following table represents the relevant market credit indices and index CDS maturity used to estimate the sensitivity for the credit default swap portfolio written on investment-grade corporate debt and the estimated increase (decrease) to the fair value of the derivative liability at September 30, 2008 corresponding to changes in these market credit indices and maturity:

	Increase
	(Decrease) To
	Fair Value
(in millions)	Derivative Liability

CDS maturity (in years)	5	7	10
CDX Index
Effect of an increase of 10 basis points	$(19)	$(46)	$(9)
Effect of a decrease of 10 basis points	19	46	9
iTraxx Index
Effect of an increase of 10 basis points	(9)	(32)	(7)
Effect of a decrease of 10 basis points	9	32	7

These results are calculated by stressing a particular assumption independently of changes in any other assumption. No assurance can be given that the actual levels of the indices and maturity will not exceed, perhaps significantly, the ranges assumed by AIGFP for purposes of the above

American International Group, Inc. and Subsidiaries

analysis. No assumption should be made that results calculated from the use of other changes in these indices and maturity can be interpolated or extrapolated from the results set forth above.

Stress Testing of Potential Realized Credit Losses — Multi-Sector CDOs

In addition to performing sensitivity analyses around the valuation of the AIGFP super senior credit default swap portfolio, AIG performed a roll rate analysis to stress the AIGFP super senior multi-sector CDO credit default swap portfolio for potential pre-tax realized credit losses without taking into consideration either sales of securities or early terminations of the contracts. Credit losses represent the shortfall of principal and/or interest cash flows on the referenced super senior risk layers underlying the portfolio.

Two scenarios illustrated in this process resulted in potential pre-tax realized credit losses of approximately $7.8 billion (Scenario A) and approximately $12.0 billion (Scenario B). Comparable amounts at June 30, 2008 were $5.0 billion and $8.5 billion, respectively. At September 30, 2008, AIG used the same set of roll rate and loss severity assumptions in its roll rate analysis as those used at June 30, 2008. However, the estimated potential credit losses illustrated by Scenarios A and B increased significantly over the amounts reported at June 30, 2008. The increases in the estimated potential credit losses were principally attributable to three factors:

•	approximately $1.5 billion in each scenario was attributable to the increase in the LIBOR interest rate, caused by tight money market conditions, which increased the modeled amounts of cash flow diversion to lower rated tranches within the multi-sector CDOs;

•	approximately $600 million in scenario A and $700 million in scenario B were attributable to enhancements used in the analysis to reflect more accurately the attributes of the portfolio; and

•	approximately $600 million in scenario A and $1.2 billion in scenario B were due to larger actual delinquencies in the performing mortgage pools and greater credit deterioration in other collateral securities.

Other factors, such as applying the pool losses determined based on the above factors up through the capital structures of the RMBS as well as the cash flow waterfall effects within the CDOs, account for the remainder of the increase.

The significant assumptions for subprime mortgages used in Scenario A are provided below. Scenario B illustrates the effect of a 20 percent relative increase (but not in excess of 100 percent) in all Scenario A roll rate default frequency assumptions and in all Scenario A loss severity assumptions across all mortgage collateral (for example, 60 percent increased to 72 percent). Actual ultimate realized credit losses are likely to vary, perhaps materially, from these scenarios, and there can be no assurance that the ultimate realized credit losses related to the AIGFP super senior multi-sector CDO credit default swap portfolio will be consistent with either scenario or that such realized credit losses will not exceed the potential realized credit losses illustrated by Scenario B.

In the second quarter of 2008, AIG stressed the AIGFP super senior multi-sector CDO credit default swap portfolio using the roll rate analysis enhanced to apply to all RMBS collateral including subprime, Alt-A and prime residential mortgages that comprise the subprime, Alt-A and prime RMBS. This analysis assumed that certain percentages of actual delinquent mortgages will roll into default and foreclosure. It also assumed that certain percentages of non-delinquent mortgages will become delinquent and default over time, with those delinquency percentages depending on the age of the mortgage pool. To those assumed defaults AIG applied loss severities (one minus recovery) to derive estimated ultimate losses for each mortgage pool comprising a subprime, Alt-A and prime RMBS. Because subprime, Alt-A and prime RMBS have differing characteristics, the roll rates and loss severities differed. AIG then estimated tranche losses from these roll rate losses by applying the pool losses up through the capital structure of the RMBS. In this estimate of tranche losses, AIG introduced in the second quarter of 2008 an enhancement to the roll rate analysis to take into account the cash flow waterfall and to capture the potential effects, both positive and negative, of cash flow diversion within each CDO. To these estimated subprime, Alt-A and prime RMBS losses AIG added estimated credit losses on the inner CDOs and other ABS, such as CMBS, credit card and auto loan ABS held by the CDOs, calculated by using rating-based static percentages, in the case of inner CDOs varying by vintage and type of CDO, and, in the case of other ABS, by rating. In addition to the foregoing, the analysis incorporates the effects of certain other factors such as mortgage prepayment rates, excess spread and delinquency triggers.

Subprime RMBS comprise the majority of collateral securities within the multi-sector CDOs. Given adverse real estate market conditions, subprime mortgage losses comprise the largest percentage of AIG’s pre-tax credit impairment losses in scenarios A and B.

The roll rate analysis, as mentioned above, consists of projecting credit losses by projecting mortgage defaults and applying loss severities to these defaults. Mortgage defaults are estimated by applying roll rate frequencies to each segment of existing delinquent mortgages and by using loss timing curves to forecast future defaults from currently performing mortgages.

American International Group, Inc. and Subsidiaries

The roll rate default frequency assumptions for subprime mortgages by vintage used in the scenario A roll rate analysis are as follows:

	Pre-
Segment	2005	2005	2006	2007

30+ days delinquent	60%	70%	80%	80%
60+ days delinquent	70%	80%	80%	80%
90+ days delinquent + borrower bankruptcies	70%	80%	90%	90%
Foreclosed/REO mortgages	100%	100%	100%	100%

The subprime mortgage loss severity assumptions by vintage used in the scenario A roll rate analysis are as follows:

Pre 2H 2004	2H 2004	1H 2005	2H 2005	2006/2007

50%	50%	55%	55%	60%

Prior to June 30, 2008, AIG conducted risk analyses of the AIGFP super senior multi-sector CDO credit default swap portfolio using certain ratings-based static stress tests, which centered around scenarios of further stress on the portfolio resulting from downgrades by the rating agencies from current levels on the underlying collateral in the CDO structures supported by AIGFP’s credit default swaps. During the first quarter of 2008, AIG developed and implemented its roll rate analysis. Commencing in the second quarter of 2008, AIG discontinued use of the rating-based static stress test and used only the roll rate stress test because it believed that the roll rate stress test provided a more reasonable methodology to illustrate potential realized credit losses than the rating-based static stress test used previously.

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

Under the terms of most of these credit derivatives, credit losses to AIG would generally result from the credit impairment of the referenced obligations that AIG would acquire in extinguishing its swap obligations. Other types of analyses or models could result in materially different estimates. AIG is aware that other market participants have used different assumptions and methodologies to estimate the potential realized credit losses on AIGFP’s super senior multi-sector CDO credit default swap portfolio, resulting in significantly higher estimates than those resulting from AIG’s roll rate stress testing scenarios. Actual ultimate realized credit losses are likely to vary, perhaps materially, from AIG’s roll rate stress testing scenarios, and there can be no assurance that the ultimate realized credit losses related to the AIGFP super senior multi-sector CDO credit default swap portfolio will be consistent with either scenario or that such realized credit losses will not exceed the potential realized credit losses illustrated by Scenario B.

The potential realized credit losses illustrated in Scenarios A and B are lower than the $30.2 billion fair value derivative liability of AIGFP’s super senior multi-sector CDO credit default swap portfolio at September 30, 2008. The fair value of AIGFP’s super senior multi-sector CDO credit default swap portfolio is based upon fair value accounting principles, which rely on third-party prices for both the underlying collateral securities and the CDOs that AIGFP’s super senior credit default swaps wrap. These prices currently incorporate liquidity premiums, risk aversion elements and credit risk modeling, which in some instances may use more conservative assumptions than those used by AIG in its roll rate stress testing. Due to the ongoing disruption in the U.S. residential mortgage market and credit markets and the downgrades of RMBS and CDOs by the rating agencies, the market continues to lack transparency around the pricing of these securities. These prices are not necessarily reflective of the ultimate potential realized credit losses AIGFP could incur in the future related to the AIGFP super senior multi-sector CDO credit default swap portfolio, and AIG believes they incorporate a significant amount of market-driven risk aversion.

Other derivatives.  Valuation models that incorporate unobservable inputs initially are calibrated to the transaction price. Subsequent valuations are based on observable inputs to the valuation model (e.g., interest rates, credit spreads, volatilities, etc.). Model inputs are changed only when corroborated by market data.

Transfers into Level 3

During the three-months ended September 30, 2008, AIG transferred from Level 2 to Level 3 approximately $7.1 billion of assets, primarily representing fixed maturity securities for which the significant inputs used to measure the fair value of the securities became unobservable primarily as a result of the significant disruption in the credit markets. See Note 3 to the Consolidated Financial Statements for additional information about transfers into Level 3.

Valuation Controls

AIG is actively implementing its remediation plan to address the material weakness in internal control relating to the fair value valuation of the AIGFP super senior credit default swap portfolio, and oversight thereof as described in Item 9A. of the 2007 Annual Report on Form 10-K. AIG is developing new systems and processes to reduce reliance on certain manual controls that have been established as compensating controls over valuation of this portfolio and in other areas, and is strengthening the resources required to remediate this weakness. Notwithstanding this need to continue strengthening these controls, AIG has an oversight structure that includes appropriate segregation of duties with respect to the valuation of its financial instruments. Senior management, independent of the trading and investing functions, is responsible for the

American International Group, Inc. and Subsidiaries

oversight of control and valuation policies and for reporting the results of these controls and policies to AIG’s Audit Committee. AIG employs procedures for the approval of new transaction types and markets, price verification, periodic review of profit and loss, and review of valuation models by personnel with appropriate technical knowledge of relevant products and markets. These procedures are performed by personnel independent of the trading and investing functions. For valuations that require inputs with little or no market observability, AIG compares the results of its valuation models to actual subsequent transactions.

Capital Resources and Liquidity

Liquidity

During the third quarter of 2008, AIG experienced liquidity issues as described under Current Events Related to Liquidity. As a result of these events, AIG, ILFC and AGF have not had access to their traditional sources of long-term or short-term financing through the public debt markets. AIG parent’s sources of liquidity currently consist of borrowings under the Fed Facility, issuances of commercial paper under the CPFF and borrowings under its other revolving credit facilities and dividends, distributions and other payments from its subsidiaries.

On November 10, 2008, AIG announced several transactions that will help stabilize AIG’s liquidity. Subject to the issuance of the Series D Preferred Shares described below, the Fed Credit Agreement will be amended to, among other things:

•	provide that the total commitment under the Fed Facility following the issuance of the Series D Preferred Shares shall be $60 billion;

•	reduce the interest rate payable on outstanding borrowings under the Fed Facility from three-month LIBOR (not less than 3.5 percent) plus 8.5 percent per annum to three-month LIBOR (not less than 3.5 percent) plus 3.0 percent per annum;

•	reduce the fee payable on undrawn amounts from 8.5 percent per annum to 0.75 percent per annum;

•	reduce the number of shares of common stock of AIG to be issued upon conversion of the Series C Preferred Stock to be held by the Trust to 77.9 percent; and

•	extend the term of the Fed Facility from two years to five years.

Pursuant to an agreement, AIG will issue $40 billion liquidation preference of Series D Preferred Shares and a 10-year warrant exercisable for shares of AIG common stock equal to 2 percent of the outstanding shares of common stock to the United States Treasury, the net proceeds of which will be used to repay a portion of the outstanding balance under the Fed Facility. AIG expects during the fourth quarter to form a limited liability company with the NY Fed that will acquire RMBS owned by certain AIG insurance company subsidiaries. These proceeds together with other AIG funds, will be used to return all cash collateral posted by securities borrowers, including approximately $19.9 billion to be returned to the NY Fed. After all collateral is returned, AIG’s U.S. securities lending program will be terminated. AIG also expects during the fourth quarter to establish a limited liability company with the NY Fed that will purchase up to approximately $70 billion of the CDO exposures protected by AIGFP’s multi-sector credit default swap portfolio. These actions are expected to:

•	increase AIG’s effective borrowing capacity under the Fed Facility;

•	limit AIG’s exposure to the RMBS securities in the securities lending pool; and

•	limit AIG’s exposure to the CDOs underlying its multi-sector credit default swap portfolio.

At the subsidiary level, in September 2008, both AGF and ILFC borrowed under their credit facilities ($4.6 billion and $6.5 billion, respectively) and certain U.S. life insurance companies entered into the Fed Securities Lending Agreement with the NY Fed.

Proceeds from announced asset sales are required to pay down the Fed Facility.

AIG Parent

At November 5, 2008, AIG parent had the following sources of liquidity:

•	$24 billion of available borrowings under the September 22, 2008 Fed Facility;

•	$5.6 billion of available commercial paper borrowings under all programs under the CPFF; and

•	$3.8 billion of available borrowings under its revolving credit facilities, as described under Revolving Credit Facilities below.

As a result, AIG believes that it has sufficient liquidity at the parent level to meet its obligations through at least the next twelve months. However, no assurance can be given that AIG’s cash needs will not exceed projected amounts. Additional collateral calls at AIGFP, a failure to consummate either the establishment of the RMBS limited liability company or CDO security limited liability company, a further downgrade of AIG’s credit ratings or unexpected capital or liquidity needs of AIG’s subsidiaries may result in significant cash needs. For a further discussion of this risk, see Item 1A. Risk Factors.

Domestic Life Insurance Companies

AIG’s Domestic Life Insurance and Retirement Services companies have three primary liquidity needs: the funding of

American International Group, Inc. and Subsidiaries

surrenders; returning cash collateral under the securities lending program; and obtaining capital to offset other-than-temporary impairment charges. At the current rate of surrenders, AIG believes that its Domestic Life Insurance and Retirement Services companies will have sufficient resources to meet these obligations. A substantial increase in surrender activity could, however, place stress on the liquidity of these companies and require asset sales.

AIG’s securities lending payables totaled $34.2 billion at November 5, 2008. When necessary, the NY Fed is providing liquidity to the securities lending pool through borrowings of securities from the pool. AIG anticipates repaying the Fed Securities Lending Agreement in full upon the establishment of the limited liability company to repurchase the RMBS in the securities lending pool.

AIG parent contributed $16.6 billion to Domestic Life Insurance and Retirement Services companies during the first nine months of 2008, largely to offset the reduction in capital due to the significant other-than-temporary impairment charges. To the extent the investment portfolios of the Domestic Life Insurance and Retirement Services companies continue to be adversely affected by market conditions, AIG may need to make additional capital contributions to these companies.

Foreign Life Insurance Companies

AIG’s Foreign Life Insurance companies (including ALICO) have had significant capital needs following publicity of AIG parent’s liquidity issues and related credit ratings downgrades and reflecting the decline in the equity markets. AIG contributed $1.6 billion to the Foreign Life Insurance companies in September 2008, and $339 million in October 2008 to meet these needs. AIG expects to contribute approximately $1.4 billion to Nan Shan in November 2008.

AIG believes that its Foreign Life Insurance subsidiaries will have adequate capital to support their business plans through the remainder of 2008; however, to the extent the investment portfolios of the Foreign Life Insurance companies continue to be adversely affected by market conditions, AIG may need to make additional capital contributions to these companies.

Commercial Insurance Group

AIG expects CIG to be able to continue to meet its obligations as they come due through cash from operations and, to the extent necessary, asset dispositions. One or more large catastrophes, however, may require AIG to provide additional support to CIG.

AIG has provided letters of credit that totaled $5.7 billion at October 27, 2008, to allow subsidiaries of CIG to obtain admitted surplus credit for reinsurance provided by non-admitted carriers. Approximately $4.2 billion of these letters of credit will expire on December 31, 2008. The inability of AIG to renew or replace these letters of credit or otherwise obtain equivalent financial support would result in a significant reduction of the statutory surplus of these property and casualty companies and would require AIG to make additional capital contributions.

International Lease Finance Corporation

To assure maximum liquidity for its operations, ILFC borrowed the full amount available under its credit facilities, $6.5 billion, in September 2008. ILFC can also borrow up to $5.7 billion under the CPFF. At November 5, 2008, ILFC had borrowed $1.7 billion under the CPFF. Funding under the CPFF terminates in April 30, 2009, with funds outstanding at that date maturing through July 2009. In addition, ILFC is seeking secured financings. ILFC currently has the capacity under their present facilities and indentures to enter into secured financings in excess of $4.0 billion. AIG expects that these borrowings and cash flows from operations, which may include aircraft sales, will permit ILFC to meet its obligations through September 2009, after which AIG would rely upon additional asset sales and funding through the Fed Facility.

American General Finance

To assure maximum liquidity for its operations, AGF borrowed the full amount available under its primary credit facilities, $4.6 billion, in September 2008. AGF anticipates that its primary sources of funds to support its operations and repay its obligations will be finance receivable collections from operations, while limiting its lending activities and focusing on expense savings. In addition, AGF is seeking secured financing. AGF anticipates that its existing sources of funds will be sufficient to meet its debt and other obligations through the first quarter of 2009. At that time, AIG will need to find other sources of liquidity for AGF, including sales of AGF assets and funding through the Fed Facility.

AIGCFG

As a result of AIG parent’s liquidity issues and related credit ratings downgrades, AIGCFG experienced significant deposit withdrawals in Hong Kong during September 2008. AIGCFG subsidiaries borrowed $1.6 billion from AIG in September and October of 2008 to meet these withdrawals and other cash needs.

AIG believes that the funding needs of AIGCFG have stabilized, but it is possible that AIGCFG’s liquidity needs could increase substantially. AIG is working to sell these businesses on an expedited basis and believes that entering into sale agreements will help stabilize AIGCFG’s liquidity.

American International Group, Inc. and Subsidiaries

Debt maturities in next twelve months

The following sets forth AIG’s debt maturities by quarter for the twelve months ended September 30, 2009:

	4th	1st	2nd	3rd
	Quarter	Quarter	Quarter	Quarter
(in billions)	2008	2009	2009	2009

Debt Maturities	$9	$3	$4	$12

AIG expects to meet these obligations through borrowings from the Fed Facility, sales of commercial paper pursuant to the CPFF, and cash received from subsidiaries. See Notes 4, 5, and 11 to the Consolidated Financial Statements for additional information regarding the terms of the Fed Credit Agreement and the Pledge Agreement.

Third Quarter and Nine Month Capital Resources and Liquidity

Borrowings outstanding and remaining available amount that can be borrowed under the Fed Facility were as follows:

	Inception through	Inception through
	September 30,	November 5,
(in millions)	2008	2008

Borrowings:
Loans to AIGFP for collateral postings, GIA and other maturities	$35,340	$43,100
Capital contributions to insurance companies(a)	13,341	13,687
Repayment of obligations to securities lending program	3,160	3,160
AIG Funding commercial paper maturities	2,717	3,714
Repayment of intercompany loans	1,528	1,528
Contributions to AIGCFG subsidiaries	1,094	1,591
Debt repayments	1,038	1,578
Other borrowings(a)	2,782	8,642

Total borrowings	61,000	77,000

Repayments:
Repayments not reducing available amounts	–	16,000	(b)
Repayments reducing available amounts	–	–

Total repayments	–	16,000

Net borrowings	61,000	61,000
Total Fed Facility	85,000	85,000

Remaining available amount	24,000	24,000

Net borrowings	61,000	61,000
Paid in kind interest and fees	1,960	1,960

Total balance outstanding	$62,960	$62,960

(a)	Includes securities lending activities.
(b)	Includes repayments due to funds received from the Fed Securities Lending Agreement and the CPFF.

American International Group, Inc. and Subsidiaries

Borrowings

AIG’s total borrowings were as follows:

	September 30,	December 31,
(in millions)	2008	2007

Borrowings issued by AIG:
Fed Facility	$62,960	$–
Notes and bonds payable	12,036	14,588
Junior subordinated debt	12,224	5,809
Junior subordinated debt attributable to equity units	5,880	–
Loans and mortgages payable	376	729
MIP matched notes and bonds payable	13,871	14,267
AIGFP matched notes and bonds payable	4,204	874

Total AIG borrowings	111,551	36,267

Borrowings guaranteed by AIG:
AIGFP(a)
GIAs	13,608	19,908
Notes and bonds payable	16,229	36,676
Loans and mortgages payable	6,627	1,384
Hybrid financial instrument liabilities(b)	2,685	7,479

Total AIGFP borrowings	39,149	65,447

AIG Funding, Inc. commercial paper	1,944	4,222

AIGLH notes and bonds payable	798	797

Liabilities connected to trust preferred stock	1,414	1,435

Total borrowings issued or guaranteed by AIG	154,856	108,168

Borrowings not guaranteed by AIG:
ILFC
Commercial paper	1,562	4,483
Junior subordinated debt	999	999
Notes and bonds payable(c)	32,005	25,737

Total ILFC borrowings	34,566	31,219

AGF
Commercial paper and extendible commercial notes	1,918	3,801
Junior subordinated debt	349	349
Notes and bonds payable	24,098	22,369

Total AGF borrowings	26,365	26,519

AIGCFG
Commercial paper	168	287
Loans and mortgages payable	2,035	1,839

Total AIGCFG borrowings	2,203	2,126

AIG Finance Taiwan Limited commercial paper	8	–

Other subsidiaries	694	775

Borrowings of consolidated investments:
A.I. Credit(d)	–	321
AIG Investments	1,305	1,636
AIG Global Real Estate Investment	4,548	5,096
AIG SunAmerica	5	186
ALICO	–	3

Total borrowings of consolidated investments	5,858	7,242

Total borrowings not guaranteed by AIG	69,694	67,881

Consolidated:
Total commercial paper and extendible commercial notes	5,600	13,114

Total long-term borrowings	218,950	162,935

Total borrowings	$224,550	$176,049

(a)	In 2008, AIGFP borrowings are carried at fair value.
(b)	Represents structured notes issued by AIGFP that are accounted for using the fair value option at 2008 and 2007.
(c)	Includes borrowings under Export Credit Facility of $2.5 billion at September 30, 2008 and December 31, 2007, respectively.
(d)	Represents commercial paper issued by a variable interest entity secured by receivables of A.I. Credit.

American International Group, Inc. and Subsidiaries

The roll forward of long-term borrowings, excluding borrowings of consolidated investments, for the nine months ended September 30, 2008 was as follows:

	Balance at		Maturities	Effect of		Balance at
	December 31,		and	Foreign	Other	September 30,
(in millions)	2007	Issuances	Repayments	Exchange	Changes(b)	2008

AIG
Fed Facility	$–	$61,000	$–	$–	$1,960	$62,960
Notes and bonds payable	14,588	–	(2,386)	(161)	(5)	12,036
Junior subordinated debt	5,809	6,953	–	(539)	1	12,224
Junior subordinated debt attributable to equity units	–	5,880	–	–	–	5,880
Loans and mortgages payable	729	297	(642)	8	(16)	376
MIP matched notes and bonds payable	14,267	–	(200)	(12)	(184)	13,871
AIGFP matched notes and bonds payable	874	3,464	(135)	–	1	4,204

AIGFP(a)
GIAs	19,908	4,708	(13,247)	–	2,239	13,608
Notes and bonds payable and hybrid financial instrument liabilities	44,155	66,874	(89,660)	–	(2,455)	18,914
Loans and mortgages payable	1,384	5,489	(242)	–	(4)	6,627

AIGLH notes and bonds payable	797	–	–	–	1	798
Liabilities connected to trust preferred stock	1,435	–	(19)	–	(2)	1,414
ILFC notes and bonds payable	25,737	9,311	(2,791)	(253)	1	32,005
ILFC junior subordinated debt	999	–	–	–	–	999
AGF notes and bonds payable	22,369	5,691	(3,730)	(198)	(34)	24,098
AGF junior subordinated debt	349	–	–	–	–	349
AIGCFG loans and mortgages payable	1,839	1,800	(1,744)	3	137	2,035
Other subsidiaries	775	29	(116)	4	2	694

Total	$156,014	$171,496	$(114,912)	$(1,148)	$1,642	$213,092

(a)	In 2008, AIGFP borrowings are carried at fair value.
(b)	Includes the cumulative effect of the adoption of FAS 159. Also includes commitment fee and payment in kind interest of $1.96 billion on the Fed Facility.

American International Group, Inc. and Subsidiaries

Maturities of long-term borrowings at September 30, 2008, excluding borrowings of consolidated investments, are as follows:

	Twelve Months Ended September 30,
(in millions)	Total	2009	2010	2011	2012	2013	Thereafter

AIG:
Fed Facility	$62,960	$–	$62,960	$–	$–	$–	$–
Notes and bonds payable	12,036	639	1,850	500	503	997	7,547
Junior subordinated debt	12,224	–	–	–	–	–	12,224
Junior subordinated debt attributable to equity units	5,880	–	–	–	–	–	5,880
Loans and mortgages payable	376	36	–	–	–	292	48
MIP matched notes and bonds payable	13,871	1,207	2,217	3,069	2,024	871	4,483
AIGFP matched notes and bonds payable	4,204	252	39	12	64	6	3,831

Total AIG	111,551	2,134	67,066	3,581	2,591	2,166	34,013

AIGFP:
GIAs	13,608	1,586	981	545	552	430	9,514
Notes and bonds payable	16,229	12,048	894	142	418	86	2,641
Loans and mortgages payable	6,627	43	506	121	1,251	2,230	2,476
Hybrid financial instrument liabilities	2,685	520	1,150	199	84	175	557

Total AIGFP	39,149	14,197	3,531	1,007	2,305	2,921	15,188

AIGLH notes and bonds payable	798	–	500	–	–	–	298

Liabilities connected to trust preferred stock	1,414	–	–	–	–	–	1,414

ILFC:
Notes and bonds payable	21,948	3,824	4,480	4,756	3,574	2,806	2,508
Junior subordinated debt	999	–	–	–	–	–	999
Export credit facility	2,492	520	419	331	275	275	672
Bank financings	7,565	473	2,107	2,160	2,650	175	–

Total ILFC	33,004	4,817	7,006	7,247	6,499	3,256	4,179

AGF:
Notes and bonds payable	24,098	5,831	5,777	2,517	1,809	2,398	5,766
Junior subordinated debt	349	–	–	–	–	–	349

Total AGF	24,447	5,831	5,777	2,517	1,809	2,398	6,115

AIGCFG Loans and mortgages payable	2,035	1,061	768	161	22	13	10
Other subsidiaries	694	17	2	4	4	2	665

Total	$213,092	$28,057	$84,650	$14,517	$13,230	$10,756	$61,882

AIG (Parent Company)

AIG has not had access to its traditional sources of long-term or short-term financing through the public debt markets. Further, in light of AIG’s current common stock price, AIG does not expect to be able to issue equity securities in the public markets in the foreseeable future. AIG’s affiliates, AIG Funding Inc., ILFC, Curzon Funding LLC and Nightingale Finance LLC, may issue up to approximately $6.9 billion, $5.7 billion, $7.2 billion and $1.1 billion, respectively, of commercial paper under the CPFF.

AIG traditionally issued debt securities from time to time to meet its financing needs and those of certain of its subsidiaries, as well as to opportunistically fund the MIP. The maturities of the debt securities issued by AIG to fund the MIP are generally expected to be paid using the cash flows of assets held by AIG as part of the MIP portfolio.

On August 18, 2008, AIG sold $3.25 billion principal amount of senior unsecured notes in a Rule 144A/Regulation S offering which bear interest at a per annum rate of 8.25 percent and mature in 2018. The proceeds from the sale of these notes were used by AIGFP for its general corporate purposes, and the notes are included within “AIGFP matched notes and bond payable” in the preceding tables. AIG has agreed to use commercially reasonable efforts to consummate an exchange offer for the notes pursuant to an effective registration statement within 360 days of the date on which the notes were issued.

As of September 30, 2008, approximately $7.4 billion principal amount of senior notes were outstanding under AIG’s medium-term note program, of which $3.2 billion was used for AIG’s general corporate purposes, $1.0 billion was used by AIGFP (included within “AIGFP matched notes bonds and payable” in the preceding tables) and $3.2 billion was used to fund the MIP. The maturity dates of these notes range from 2008 to 2052. To the extent considered appropriate, AIG may enter into swap transactions to manage its effective borrowing rates with respect to these notes.

AIG also maintains a Euro medium-term note program under which an aggregate nominal amount of up to $31.5 billion of senior notes may be outstanding at any one time. As of September 30, 2008, the equivalent of $12.0 billion of notes were outstanding under the program, of which $9.3 billion were used to fund the MIP and the remainder was used for AIG’s general corporate purposes. The aggregate amount outstanding includes a $678 million increase resulting from

American International Group, Inc. and Subsidiaries

foreign exchange translation into U.S. dollars, of which $167 million relates to notes issued by AIG for general corporate purposes and $511 million relates to notes issued to fund the MIP. AIG has economically hedged the currency exposure arising from its foreign currency denominated notes.

AIG maintains a shelf registration statement in Japan, providing for the issuance of up to Japanese yen 300 billion principal amount of senior notes, of which the equivalent of $476 million was outstanding as of September 30, 2008 and was used for AIG’s general corporate purposes. In October 2008, $282 million of senior notes matured and were paid.

In May 2008, AIG raised a total of approximately $20 billion through the sale of (i) 196,710,525 shares of AIG common stock in a public offering at a price per share of $38; (ii) 78.4 million Equity Units in a public offering at a price per unit of $75; and (iii) $6.9 billion in unregistered offerings of junior subordinated debentures in three series. The Equity Units and junior subordinated debentures receive hybrid equity treatment from the major rating agencies under their current policies but are recorded as long-term borrowings on the consolidated balance sheet. The Equity Units consist of an ownership interest in AIG junior subordinated debentures and a stock purchase contract obligating the holder of an equity unit to purchase, and obligating AIG to sell, a variable number of shares of AIG common stock on three dates in 2011 (a minimum of 128,944,480 shares and a maximum of 154,738,080 shares, subject to anti-dilution adjustments).

In October 2007, AIG borrowed a total of $500 million on an unsecured basis pursuant to a loan agreement with a third-party bank. The entire amount of the loan was repaid on September 30, 2008.

AIGFP

AIGFP used the proceeds from the issuance of notes and bonds and GIA borrowings to invest in a diversified portfolio of securities and derivative transactions. The borrowings may also be temporarily invested in securities purchased under agreements to resell. AIGFP’s notes and bonds include structured debt instruments whose payment terms are linked to one or more financial or other indices (such as an equity index or commodity index or another measure that is not considered to be clearly and closely related to the debt instrument). These notes contain embedded derivatives that otherwise would be required to be accounted for separately under FAS 133. Upon AIG’s adoption of FAS 155 in 2006, AIGFP elected the fair value option for these notes. The notes that are accounted for using the fair value option are reported separately under hybrid financial instrument liabilities. AIG guarantees the obligations of AIGFP under AIGFP’s notes and bonds and GIA borrowings.

Approximately $8.7 billion of AIGFP’s debt maturities through September 30, 2009 are fully collateralized with assets backing the corresponding liabilities.

ILFC

ILFC has not had access to its traditional sources of long-term or short-term financing through the public debt markets. ILFC can currently issue up to $5.7 billion in commercial paper under the CPFF and has the capacity under its present facilities and indentures to enter into secured financings in excess of $4.0 billion.

As a well-known seasoned issuer, ILFC has an automatic shelf registration statement with the SEC allowing ILFC immediate access to the U.S. public debt markets. At September 30, 2008, $6.9 billion of debt securities had been issued under this registration statement and $6.1 billion had been issued under a prior registration statement. In addition, ILFC has a Euro medium-term note program for $7.0 billion, under which $3.8 billion in notes were outstanding at September 30, 2008. Notes issued under the Euro medium-term note program are included in ILFC notes and bonds payable in the preceding table of borrowings. The cumulative foreign exchange adjustment loss for the foreign currency denominated debt was $715 million at September 30, 2008 and $969 million at December 31, 2007. ILFC has substantially eliminated the currency exposure arising from foreign currency denominated notes by economically hedging the note exposure.

ILFC had a $4.3 billion Export Credit Facility for use in connection with the purchase of approximately 75 aircraft delivered through 2001. This facility was guaranteed by various European Export Credit Agencies. The interest rate varies from 5.75 percent to 5.90 percent on these amortizing ten-year borrowings depending on the delivery date of the aircraft. At September 30, 2008, ILFC had $445 million outstanding under this facility. The debt is collateralized by a pledge of the shares of a subsidiary of ILFC, which holds title to the aircraft financed under the facility.

In May 2004, ILFC entered into a similarly structured Export Credit Facility for up to a maximum of $2.6 billion for Airbus aircraft to be delivered through May 31, 2005. The facility was subsequently increased to $3.6 billion and extended to include aircraft to be delivered through May 31, 2009. The facility becomes available as the various European Export Credit Agencies provide their guarantees for aircraft based on a forward-looking calendar, and the interest rate is determined through a bid process. The interest rates are either LIBOR based with spreads ranging from (0.04) percent to 0.02 percent or at fixed rates ranging from 4.2 percent to 4.7 percent. At September 30, 2008, ILFC had $2.0 billion outstanding under this facility. At September 30, 2008, the interest rate of the loans outstanding ranged from 2.83 percent to 4.71 percent. The debt is collateralized by a pledge of shares of a subsidiary of ILFC, which holds title to the aircraft financed under the facility. Borrowings with respect to these facilities are included in ILFC’s notes and bonds payable in the preceding table of borrowings.

American International Group, Inc. and Subsidiaries

Under these Export Credit Facilities, ILFC may be required to segregate deposits and maintenance reserves for particular aircraft into separate accounts in connection with certain credit rating downgrades. As a result of Moody’s October 3, 2008 downgrade of ILFC’s long-term debt rating to Baa1, ILFC has received notice from the security trustee of the 2004 facility to segregate into separate accounts security deposits and maintenance reserves aggregating $148.8 million related to aircraft funded under the facility. ILFC has 90 days from the notice to comply. Further credit rating declines could impose additional restrictions under the Export Credit Facilities and make it more difficult for ILFC to borrow under the 2004 facility.

From time to time, ILFC enters into funded financing agreements. As of September 30, 2008, ILFC had a total of $1.1 billion outstanding, which has varying maturities through February 2012. The interest rates are LIBOR-based, with spreads ranging from 0.33 percent to 1.625 percent. At September 30, 2008, the interest rates ranged from 3.113 percent to 5.375 percent. AIG does not guarantee any of the debt obligations of ILFC.

AGF

In the current environment, AGF has not had access to its traditional sources of long-term or short-term financing through the public debt markets.

As of September 30, 2008, notes and bonds aggregating $24.1 billion were outstanding with maturity dates ranging from 2008 to 2031 at interest rates ranging from 1.46 percent to 9 percent. To the extent considered appropriate, AGF has entered into swap transactions to manage its effective borrowing rates with respect to these notes and bonds. AIG does not guarantee any of the debt obligations of AGF.

Revolving Credit Facilities

AIG, ILFC and AGF have maintained committed, unsecured revolving credit facilities listed on the following table to support their respective commercial paper programs and for general corporate purposes. Some of the facilities, as noted below, contain a “term-out option” allowing for the conversion by the borrower of any outstanding loans at expiration into one-year term loans.

As previously discussed under Item 1A. Risk Factors — New Credit Facility, both ILFC and AGF have drawn the full amount available under their revolving credit facilities. AIG’s syndicated facilities contain a covenant requiring AIG to maintain total shareholders’ equity (calculated on a consolidated basis consistent with GAAP) of at least $50 billion at all times. If AIG fails to maintain this level of total shareholders’ equity at any time, it will lose access to those facilities.

As of September 30, 2008 (in millions)

					One-Year
			Available		Term-Out
Facility	Size	Borrower(s)	Amount	Expiration	Option

AIG:
364-Day Syndicated Facility	$2,125	AIG/AIG Funding(a)	$2,125	July 2009	Yes
5-Year Syndicated Facility	1,625	AIG/AIG Funding(a)	1,625	July 2011	No
364-Day Bilateral Facility (b)	3,200	AIG/AIG Funding(a)	70	December 2008	Yes

Total AIG	$6,950		$3,820

ILFC:
5-Year Syndicated Facility	$2,500	ILFC	$–	October 2011	No
5-Year Syndicated Facility	2,000	ILFC	–	October 2010	No
5-Year Syndicated Facility	2,000	ILFC	–	October 2009	No

Total ILFC	$6,500		$–

AGF:
364-Day Syndicated Facility	$2,450	American General Finance Corporation	$–	July 2009	Yes
		American General Finance, Inc.(c)
5-Year Syndicated Facility	2,125	American General Finance Corporation	–	July 2010	No

Total AGF	$4,575		$–

(a)	Guaranteed by AIG. In September 2008, AIG Capital Corporation was removed as a borrower on the syndicated facilities.

(b)	This facility can be drawn in the form of loans or letters of credit. All drawn amounts shown above are in the form of letters of credit.

(c)	American General Finance, Inc. was an eligible borrower for up to $400 million only.

American International Group, Inc. and Subsidiaries

Credit Ratings

The cost and availability of unsecured financing for AIG and its subsidiaries are generally dependent on their short-and long-term debt ratings. The following table presents the credit ratings of AIG and certain of its subsidiaries as of October 27, 2008. In parentheses, following the initial occurrence in the table of each rating, is an indication of that rating’s relative rank within the agency’s rating categories. That ranking refers only to the generic or major rating category and not to the modifiers appended to the rating by the rating agencies to denote relative position within such generic or major category.

	Short-term Debt			Senior Long-term Debt
	Moody’s	S&P	Fitch(j)	Moody’s(a)	S&P(b)	Fitch(c)(j)

AIG	P-1 (1st of 3)(g)	A-1 (1st of 6)(e)	F1 (1st of 5)	A3 (3rd of 9)(g)	A- (3rd of 8)(e)	A (3rd of 9)
AIG Financial Products Corp.(d)	P-1(g)	A-1(e)	–	A3(g)	A-(e)	–
AIG Funding, Inc.(d)	P-1(g)	A-1(e)	F1	–	–	–
ILFC	P-2 (2nd of 3)(h)	A-1(f)	F1	Baa1 (4th of 9)(h)	A-(f)	A
American General Finance Corporation	P-2(i)	A-3 (3rd of 6)	F1	Baa1(g)	BBB(4th of 8)(e)	A
American General Finance, Inc.	P-2(g)	A-3	F1	–	–	A

(a)	Moody’s appends numerical modifiers 1, 2 and 3 to the generic rating categories to show relative position within rating categories.
(b)	S&P ratings may be modified by the addition of a plus or minus sign to show relative standing within the major rating categories.
(c)	Fitch ratings may be modified by the addition of a plus or minus sign to show relative standing within the major rating categories.
(d)	AIG guarantees all obligations of AIG Financial Products Corp. and AIG Funding, Inc.
(e)	Credit Watch Negative.
(f)	Credit Watch Developing.
(g)	Under Review for Possible Downgrade.
(h)	Under Review with Direction Uncertain.
(i)	Negative Outlook.
(j)	Rating Watch Evolving.

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

Furthermore, certain downgrades of AIG’s long-term senior debt ratings would permit either AIG or the counterparties to elect early termination of contracts.

The actual amount of collateral that AIGFP would be required to post to counterparties in the event of such downgrades, or the aggregate amount of payments that AIG could be required to make, depends on market conditions, the fair value of outstanding affected transactions and other factors prevailing at the time of the downgrade. AIG’s credit ratings and the potential effect of downgrades, see Item 1A. Risk Factors — Credit Ratings.

American International Group, Inc. and Subsidiaries

Contractual Obligations

Contractual obligations in total, and by remaining maturity at September 30, 2008 were as follows:

		Payments due by Period
	Total	Less Than	1-3	3+-5	More Than
(in millions)	Payments	One Year	Years	Years	Five Years

Borrowings(a)	$150,132	$28,057	$36,207	$23,986	$61,882
Fed Facility	62,960	–	62,960	–	–
Interest payments on borrowings	76,692	5,556	11,535	9,131	50,470
Loss reserves(b)	90,877	24,991	27,717	13,178	24,991
Insurance and investment contract liabilities(c)	698,107	31,815	47,027	44,436	574,829
GIC liabilities(d)	23,998	10,432	3,951	3,467	6,148
Aircraft purchase commitments	16,902	735	3,155	3,180	9,832
Other long-term obligations	683	248	393	28	14

Total(e)(f)	$1,120,351	$101,834	$192,945	$97,406	$728,166

(a)	Excludes commercial paper and borrowings incurred by consolidated investments and includes hybrid financial instrument liabilities recorded at fair value.
(b)	Represents future loss and loss adjustment expense payments estimated based on historical loss development payment patterns. Due to the significance of the assumptions used, the periodic amounts presented could be materially different from actual required payments.
(c)	Insurance and investment contract liabilities include various investment-type products with contractually scheduled maturities, including periodic payments of a term certain nature. Insurance and investment contract liabilities also include benefit and claim liabilities, of which a significant portion represents policies and contracts that do not have stated contractual maturity dates and may not result in any future payment obligations. For these policies and contracts (i) AIG is currently not making payments until the occurrence of an insurable event, such as death or disability, (ii) payments are conditional on survivorship, or (iii) payment may occur due to a surrender or other non-scheduled event out of AIG’s control. AIG has made significant assumptions to determine the estimated undiscounted cash flows of these contractual policy benefits, which assumptions include mortality, morbidity, future lapse rates, expenses, investment returns and interest crediting rates, offset by expected future deposits and premiums on in force policies. Due to the significance of the assumptions used, the periodic amounts presented could be materially different from actual required payments. The amounts presented in this table are undiscounted and therefore exceed the future policy benefits and policyholders’ contract deposits included in the balance sheet.
(d)	Represents guaranteed maturities under GICs.
(e)	Does not reflect unrecognized tax benefits of $2.5 billion, the timing of which is uncertain.
(f)	The majority of AIGFP’s credit default swaps require AIGFP to provide credit protection on a designated portfolio of loans or debt securities. At September 30, 2008, the fair value derivative liability was $30.2 billion relating to AIGFP’s super senior multi-sector CDO credit default swap portfolio, net of amounts realized in extinguishing derivative obligations. However, AIG’s credit-based stress testing scenarios illustrate potential pre-tax realized credit losses from these contracts at approximately $7.8 billion and approximately $12.0 billion at that date. Due to the long-term maturities of these credit default swaps, AIG is unable to make reasonable estimates of the periods during which any payments would be made.

Off Balance Sheet Arrangements and Commercial Commitments

Off balance sheet arrangements and commercial commitments in total, and by remaining maturity at September 30, 2008 were as follows:

	Total	Amount of Commitment Expiration
	Amounts	Less Than	1-3	3+-5	More Than Five
(in millions)	Committed	One Year	Years	Years	Years

Guarantees:
Liquidity facilities(a)	$1,942	$8	$883	$813	$238
Standby letters of credit	1,698	1,483	45	28	142
Construction guarantees(b)	162	–	–	–	162
Guarantees of indebtedness	1,206	2	214	500	490
All other guarantees	617	52	54	13	498
Commitments:
Investment commitments(c)	8,444	2,890	3,551	1,847	156
Commitments to extend credit	1,760	1,315	348	94	3
Letters of credit	1,229	959	120	–	150
Maturity shortening puts(d)	1,000	136	864	–	–
Other commercial commitments(e)	1,034	10	–	79	945

Total	$19,092	$6,855	$6,079	$3,374	$2,784

(a)	Primarily liquidity facilities provided in connection with certain municipal swap transactions and collateralized bond obligations.
(b)	Primarily AIG SunAmerica construction guarantees connected to affordable housing investments.
(c)	Includes commitments to invest in limited partnerships, private equity, hedge funds and mutual funds and commitments to purchase and develop real estate in the United States and abroad.
(d)	Represents obligations under 2a-7 Puts to purchase certain multi-sector CDOs at pre-determined contractual prices.
(e)	Includes options to acquire aircraft. Excludes commitments with respect to pension plans. The annual pension contribution for 2008 is expected to be approximately $654 million for U.S. and non-U.S. plans.

American International Group, Inc. and Subsidiaries

Arrangements with Variable Interest Entities and Structured Investment Vehicles

AIG enters into various off-balance-sheet (unconsolidated) arrangements with variable interest entities (VIEs) in the normal course of business. AIG’s involvement with VIEs ranges from being a passive investor to designing and structuring, warehousing and managing the collateral of VIEs. AIG engages in transactions with VIEs as part of its investment activities to obtain funding and to facilitate client needs. AIG purchases debt securities (rated and unrated) and equity interests issued by VIEs, makes loans and provides other credit support to VIEs, enters into insurance, reinsurance and derivative transactions and leasing arrangements with VIEs, and acts as the warehouse agent and collateral manager for VIEs. Interest holders in the VIEs generally have recourse only to the assets and cash flows of the VIEs and do not have recourse to AIG, except when AIG has provided a guarantee to the VIEs’ interest holders. AIGFP has written regulatory relief super senior credit default swaps on VIE’s used by lenders to fund their corporate loan and residential mortgage loan portfolios.

Under FIN 46(R), AIG consolidates a VIE when it is the primary beneficiary of the entity. The primary beneficiary is the party that either (i) absorbs a majority of the VIE’s expected losses; (ii) receives a majority of the VIEs’ expected residual returns; or (iii) both. For a further discussion of AIG’s involvement with VIEs, see Note 7 of Notes to Consolidated Financial Statements in the 2007 Annual Report on Form 10-K.

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

AIG’s primary exposure to unconsolidated VIEs at September 30, 2008 consists of debt and equity investments of approximately $17 billion which are included in AIG’s Total Investments and Financial Services assets on the consolidated balance sheet. AIG’s total maximum exposure to loss on unconsolidated VIEs continued to decline as a result of the termination of certain of AIGFP’s transactions and the effects of overall market deterioration. In addition, AIG has certain regulatory capital relief CDSs written by AIGFP with VIEs, including CDSs with VIEs where AIG also has a debt or equity interest. These regulatory capital relief CDSs continue to have a zero fair value and AIGFP’s exposure is included in the total net notional amount of AIGFP’s regulatory capital CDS portfolio of $250 billion. See Critical Accounting Estimates — AIGFP’s Super Senior Credit Default Swap Portfolio — Regulatory Capital Portfolio.

Potential Amendment to FIN 46(R)

In September 2008, the FASB issued an exposure draft of an FAS that would amend FIN 46(R) to change the criteria for determining the primary beneficiary of a VIE. The primary beneficiary is the party that consolidates the VIE. The amendment would identify the party that has the ability to direct matters that most significantly affect the activities of the VIE as the primary beneficiary. The majority of AIG’s involvement with VIE’s results from being a passive investor. AIG is currently assessing the effect that adopting this potential amendment would have on its consolidated financial statements.

Shareholders’ Equity

The changes in AIG’s consolidated shareholders’ equity were as follows:

Nine Months Ended
September 30,
(in millions)	2008

Beginning of year	$95,801
Net income (loss)	(37,630)
Unrealized depreciation of investments, net of tax	(13,383)
Cumulative translation adjustment, net of tax	(579)
Dividends to shareholders	(1,105)
Payments advanced to purchase shares, net	912
Common share issuance	7,343
Consideration received for preferred stock not yet issued	23,000
Share purchases	(1,912)
Cumulative effect of accounting changes, net of tax	(1,108)
Other*	(157)

End of period	$71,182

*	Reflects the effects of employee stock transactions and the present value of future contract adjustment payments related to the issuance of Equity Units.

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

American International Group, Inc. and Subsidiaries

minimum number of 128,944,480 shares of AIG common stock will be issued in the year 2011 under the stock purchase contracts, subject to anti-dilution adjustments.

On May 7, 2008, AIG’s Board of Directors declared a quarterly cash dividend on the common stock of $0.22 per share, that was paid on September 19, 2008 to shareholders of record on September 5, 2008. Effective September 23, 2008, AIG’s Board of Directors suspended the declaration of dividends on AIG’s common stock. Pursuant to the Fed Credit Agreement, AIG is restricted from paying dividends on its common stock.

See Note 5 to the Consolidated Financial Statements.

Share Repurchases

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

A total of 37,926,059 shares were purchased during the nine-month period ended September 30, 2008 to meet commitments that existed at December 31, 2007. All shares purchased are recorded as treasury stock at cost.

At October 27, 2008, $9 billion was available for purchases under the aggregate authorization. Pursuant to the Fed Credit Agreement, AIG is restricted from repurchasing shares of its common stock.

Invested Assets

The following tables summarize the composition of AIG’s invested assets by segment:

		Life
		Insurance &
	General	Retirement	Financial	Asset
(in millions)	Insurance	Services	Services	Management	Other	Total

September 30, 2008
Fixed maturity securities:
Bonds available for sale, at fair value	$89,555	$284,886	$1,199	$18,854	$—	$394,494
Bond trading securities, at fair value	—	7,545	—	7	—	7,552
Equity securities:
Common stocks available for sale, at fair value	3,028	7,793	2	654	(18)	11,459
Common and preferred stocks trading, at fair value	228	20,421	—	25	—	20,674
Preferred stocks available for sale, at fair value	1,111	348	5	—	—	1,464
Mortgage and other loans receivable, net of allowance	16	25,937	621	7,114	36	33,724
Financial Services assets:
Flight equipment primarily under operating leases, net of accumulated depreciation	—	—	43,561	—	—	43,561
Securities available for sale, at fair value	—	—	2,326	—	—	2,326
Trading securities, at fair value	—	—	36,136	—	—	36,136
Spot commodities, at fair value	—	—	34	—	—	34
Unrealized gain on swaps, options and forward transactions, at fair value	—	—	11,663	—	(1,629)	10,034
Trade receivables	—	—	4,617	—	—	4,617
Securities purchased under agreements to resell, at fair value	—	—	12,100	—	—	12,100
Finance receivables, net of allowance	—	5	32,585	—	—	32,590
Securities lending invested collateral, at fair value	2,910	35,176	—	3,425	—	41,511
Other invested assets	12,341	19,670	2,756	16,042	7,914	58,723
Short-term investments	9,687	27,119	8,846	5,595	1,237	52,484

Total Investments and Financial Services assets as shown on the balance sheet	118,876	428,900	156,451	51,716	7,540	763,483
Cash	1,743	5,324	9,795	545	1,163	18,570
Investment income due and accrued	1,376	5,322	29	282	(1)	7,008
Real estate, net of accumulated depreciation	306	926	34	87	225	1,578

Total invested assets*	$122,301	$440,472	$166,309	$52,630	$8,927	$790,639

*	At September 30, 2008, approximately 62 percent and 38 percent of invested assets were held in domestic and foreign investments, respectively.

American International Group, Inc. and Subsidiaries

		Life
		Insurance &
	General	Retirement	Financial	Asset
(in millions)	Insurance	Services	Services	Management	Other	Total

December 31, 2007
Fixed maturity securities:
Bonds available for sale, at fair value	$74,057	$294,162	$1,400	$27,753	$—	$397,372
Bonds held to maturity, at amortized cost	21,355	1	—	225	—	21,581
Bond trading securities, at fair value	—	9,948	—	34	—	9,982
Equity securities:
Common stocks available for sale, at fair value	5,599	11,616	—	609	76	17,900
Common and preferred stocks trading, at fair value	321	21,026	—	29	—	21,376
Preferred stocks available for sale, at fair value	1,885	477	8	—	—	2,370
Mortgage and other loans receivable, net of allowance	13	24,851	1,365	7,442	56	33,727
Financial Services assets:
Flight equipment primarily under operating leases, net of accumulated depreciation	—	—	41,984	—	—	41,984
Securities available for sale, at fair value	—	—	40,305	—	—	40,305
Trading securities, at fair value	—	—	4,197	—	—	4,197
Spot commodities	—	—	238	—	—	238
Unrealized gain on swaps, options and forward transactions, at fair value	—	—	13,010	—	(692)	12,318
Trade receivables	—	—	672	—	—	672
Securities purchased under agreements to resell, at contract value	—	—	20,950	—	—	20,950
Finance receivables, net of allowance	—	5	31,229	—	—	31,234
Securities lending invested collateral, at fair value	5,031	57,471	148	13,012	—	75,662
Other invested assets	11,895	19,015	3,663	17,261	6,989	58,823
Short-term investments	7,356	25,236	12,249	4,919	1,591	51,351

Total Investments and Financial Services assets as shown on the balance sheet	127,512	463,808	171,418	71,284	8,020	842,042

Cash	497	1,000	389	269	129	2,284
Investment income due and accrued	1,431	4,728	29	401	(2)	6,587
Real estate, net of accumulated depreciation	349	976	17	89	231	1,662

Total invested assets*	$129,789	$470,512	$171,853	$72,043	$8,378	$852,575

*	At December 31, 2007, approximately 65 percent and 35 percent of invested assets were held in domestic and foreign investments, respectively.

Investment Strategy

AIG’s investment strategies are tailored to the specific business needs of each operating unit. The investment objectives are driven by the business model for each of the businesses: General Insurance, Life Insurance, Retirement Services and Asset Management’s Spread-Based Investment business. The primary objectives are liquidity, preservation of capital, growth of surplus and generation of investment income to support the insurance products. Difficult market conditions in recent quarters have significantly hindered AIG’s ability to achieve these objectives, and these challenges are expected to persist for the foreseeable future.

At the local operating unit level, investment strategies are based on considerations that include the local market, liability duration and cash flow characteristics, rating agency and regulatory capital considerations, legal investment limitations, tax optimization and diversification.

The majority of assets backing insurance liabilities at AIG consist of intermediate and long duration fixed maturity securities. In the case of Life Insurance & Retirement Services companies, as well as in the GIC and MIP portfolios of the Asset Management segment, the fundamental investment strategy is, as nearly as is practicable, to match the duration characteristics of the liabilities with comparable duration assets. Fixed maturity securities held by the insurance companies included in the AIG Property Casualty Group historically have consisted primarily of laddered holdings of tax-exempt municipal bonds, which provided attractive after-tax returns and limited credit risk. In light of AIG’s net operating position, AIG changed its intent to hold to maturity certain tax-exempt municipal securities held by its insurance subsidiaries. Fixed maturity securities held by Foreign General Insurance companies consist primarily of intermediate duration high grade securities.

The market price of fixed maturity securities reflects numerous components, including interest rate environment, credit spread, embedded optionality (such as call features), liquidity, structural complexity, foreign exchange risk, and

American International Group, Inc. and Subsidiaries

other credit and non-credit factors. However, in most circumstances, pricing is most sensitive to interest rates, such that the market price declines as interest rates rise, and increases as interest rates fall. This effect is more pronounced for longer duration securities.

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

The majority of AIG’s non-floating rate fixed maturity portfolio is held to support intermediate and long duration liabilities. Assuming no other changes in factors affecting the valuation of fixed maturity securities, each 10 basis point (1/10 of 1 percent) increase in interest rates results in a decline of approximately $2.2 billion in the pre-tax fair value of the fixed maturity portfolio. In most jurisdictions in which AIG operates, including the United States, such interest rate related changes in portfolio value are ignored for purposes of measuring regulatory capital adequacy.

The amortized cost or cost and fair value of AIG’s available for sale and held to maturity securities were as follows:

	September 30, 2008					December 31, 2007
	Amortized	Gross	Gross			Amortized	Gross	Gross
	Cost or	Unrealized	Unrealized		Fair	Cost or	Unrealized	Unrealized	Fair
(in millions)	Cost	Gains	Losses		Value	Cost	Gains	Losses	Value

Bonds — available for sale:(a)
U.S. government and government sponsored entities	$4,689	$162	$(63)		$4,788	$7,956	$333	$(37)	$8,252
Obligations of states, municipalities and political subdivisions	66,491	506	(3,278)		63,719	46,087	927	(160)	46,854
Non-U.S. governments	70,554	4,140	(1,610)		73,084	67,023	3,920	(743)	70,200
Corporate debt	213,588	3,020	(14,421	)(b)	202,187	239,822	6,216	(4,518)	241,520
Mortgage-backed, asset-backed and collateralized	95,712	916	(7,823)		88,805	140,982	1,221	(7,703)	134,500

Total bonds	$451,034	$8,744	$(27,195)		$432,583	$501,870	$12,617	$(13,161)	$501,326
Equity securities	12,945	1,526	(1,548)		12,923	15,188	5,545	(463)	20,270

Total	$463,979	$10,270	$(28,743)		$445,506	$517,058	$18,162	$(13,624)	$521,596

Held to maturity:(c)	$–	$–	$–		$–	$21,581	$609	$(33)	$22,157

(a)	At December 31, 2007, included AIGFP available for sale securities with a fair value of $39.3 billion, for which AIGFP elected the fair value option effective January 1, 2008, consisting primarily of corporate debt, mortgage-backed, asset-backed and collateralized securities. At September 30, 2008, the fair value of these securities were $33.6 billion. At September 30, 2008 and December 31, 2007, fixed maturities held by AIG that were below investment grade or not rated totaled $20.5 billion and $27.0 billion, respectively. During the third quarter of 2008, AIG changed its intent to hold until maturity certain tax-exempt municipal securities held by its insurance subsidiaries. As a result, all securities previously classified as held to maturity are now classified in the available for sale category. See Note 1 to the Consolidated Financial Statements for additional information.

(b)	Financial institutions represent approximately 54 percent of the total gross unrealized losses at September 30, 2008.

(c)	Represents obligations of states, municipalities and political subdivisions.

At September 30, 2008, approximately 54 percent of the fixed maturity securities were held by domestic entities. Approximately 38 percent of such domestic securities were rated AAA by one or more of the principal rating agencies. Approximately five percent were below investment grade or not rated. AIG’s investment decision process relies primarily on internally generated fundamental analysis and internal risk ratings. Third-party rating services’ ratings and opinions provide one source of independent perspectives for consideration in the internal analysis. A significant portion of the foreign fixed maturity portfolio is rated by Moody’s, S&P or similar foreign rating services. Rating services are not available in all overseas locations. AIG’s Credit Risk Committee closely reviews the credit quality of the foreign portfolio’s non-rated fixed maturity securities. At September 30, 2008, approximately 18 percent of the foreign fixed maturity securities were either rated AAA or, on the basis of AIG’s internal analysis, were equivalent from a credit standpoint to securities so rated. Approximately three percent were below investment grade or not rated at that date. Approximately one third of the foreign

American International Group, Inc. and Subsidiaries

fixed maturity portfolio is sovereign fixed maturity securities supporting policy liabilities in the country of issuance.

The credit ratings of AIG’s fixed maturity securities, other than those of AIGFP, were as follows:

	September 30,	December 31,
	2008	2007

Rating
AAA	29%	38%
AA	29	28
A	23	18
BBB	14	11
Below investment grade	4	4
Non-rated	1	1

Total	100%	100%

The industry categories of AIG’s available for sale corporate debt securities, other than those of AIGFP, were as follows:

	September 30,	December 31,
Industry Category	2008	2007

Financial institutions:
Money Center / Global Bank Groups	17%	16%
Regional banks — other	6	6
Life insurance	5	5
Securities firms and other finance companies	4	6
Insurance non-life	3	2
Regional banks — North America	3	4
Other financial institutions	3	3
Utilities	12	11
Communications	8	8
Consumer noncyclical	7	7
Capital goods	6	6
Consumer cyclical	5	5
Energy	5	4
Other	16	17

Total*	100%	100%

*	At both September 30, 2008 and December 31, 2007, approximately 95 percent of these investments were rated investment grade.

Investments in RMBS, CMBS, CDOs and ABS

The amortized cost, gross unrealized gains (losses) and fair value of AIG’s investments in RMBS, CMBS, CDOs and ABS were as follows:

	September 30, 2008				December 31, 2007
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(in millions)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Bonds — available for sale:
AIG, excluding AIGFP:
RMBS	$64,733	$620	$(3,745)	$61,608	$89,851	$433	$(5,504)	$84,780
CMBS	20,021	187	(2,657)	17,551	23,918	237	(1,156)	22,999
CDO/ABS	9,609	96	(1,230)	8,475	10,844	196	(593)	10,447

Subtotal, excluding AIGFP	94,363	903	(7,632)	87,634	124,613	866	(7,253)	118,226
AIGFP*	1,349	13	(191)	1,171	16,369	355	(450)	16,274

Total	$95,712	$916	$(7,823)	$88,805	$140,982	$1,221	$(7,703)	$134,500

*	The December 31, 2007 amounts represent total AIGFP investments in mortgage-backed, asset-backed and collateralized securities for which AIGFP has elected the fair value option effective January 1, 2008. At September 30, 2008, the fair value of these securities were $20.2 billion. The September 30, 2008 amounts represent securities for which AIGFP has not elected the fair value option. An additional $1.6 billion related to insurance company investments is included in Bonds — trading.

American International Group, Inc. and Subsidiaries

Investments in RMBS

The amortized cost, gross unrealized gains (losses) and fair value of AIG’s investments in RMBS securities, other than those of AIGFP, were as follows:

	September 30, 2008					December 31, 2007
		Gross	Gross				Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Percent	Amortized	Unrealized	Unrealized	Fair	Percent
(in millions)	Cost	Gains	Losses	Value	of Total	Cost	Gains	Losses	Value	of Total

RMBS:
U.S. agencies	$17,419	$255	$(170)	$17,504	28%	$14,575	$320	$(70)	$14,825	17%
Prime non-agency(a)	15,698	41	(2,019)	13,720	22	21,552	72	(550)	21,074	25
Alt-A	14,984	177	(1,197)	13,964	23	25,349	17	(1,620)	23,746	28
Other housing- related(b)	2,111	37	(93)	2,055	3	4,301	2	(357)	3,946	5
Subprime	14,521	110	(266)	14,365	24	24,074	22	(2,907)	21,189	25

Total	$64,733	$620	$(3,745)	$61,608	100%	$89,851	$433	$(5,504)	$84,780	100%

(a)	Includes foreign and jumbo RMBS-related securities.
(b)	Primarily wrapped second-lien.

AIG’s operations, other than AIGFP, held investments in RMBS with an estimated fair value of $61.6 billion at September 30, 2008, or approximately 8 percent of AIG’s total invested assets. In addition, AIG’s insurance operations held investments with a fair value totaling $8.5 billion in CDOs/ABS, of which $27 million included some level of subprime exposure. AIG’s RMBS investments are predominantly in highly-rated tranches that contain substantial protection features through collateral subordination. At September 30, 2008, approximately 82 percent of these investments were rated AAA, and approximately 9 percent were rated AA by one or more of the principal rating agencies. AIG’s investments rated BBB or below totaled $3.3 billion, or less than 0.5 percent of AIG’s total invested assets at September 30, 2008. As of October 27, 2008, $14.8 billion of AIG’s RMBS backed primarily by subprime collateral had been downgraded as a result of rating agency actions since January 1, 2008, and $184 million of such investments had been upgraded. Of the downgrades, $13.9 billion were AAA rated securities. In addition to the downgrades, as of October 27, 2008, the rating agencies had $5.7 billion of RMBS on watch for downgrade.

The amortized cost of AIG’s RMBS investments, other than those of AIGFP, at September 30, 2008 by year of vintage and credit rating were as follows:

	Year of Vintage
(in billions)	Prior	2004	2005	2006	2007	2008	Total

Rating:
Total RMBS
AAA	$8,479	$5,528	$10,471	$13,591	$11,460	$3,785	$53,314
AA	975	555	1,066	2,380	1,135	–	6,111
A	215	230	304	1,037	185	69	2,040
BBB and below	98	218	301	1,450	1,178	23	3,268

Total RMBS	$9,767	$6,531	$12,142	$18,458	$13,958	$3,877	$64,733

Alt-A RMBS
AAA	$736	$763	$2,929	$4,150	$3,646	$–	$12,224
AA	242	106	221	628	311	–	1,508
A	25	33	99	506	18	–	681
BBB and below	10	22	50	363	126	–	571

Total Alt-A	$1,013	$924	$3,299	$5,647	$4,101	$–	$14,984

Subprime RMBS
AAA	$381	$336	$3,261	$4,307	$2,217	$–	$10,502
AA	122	96	289	1,152	235	–	1,894
A	72	50	51	425	117	–	715
BBB and below	2	67	63	722	556	–	1,410

Total Subprime	$577	$549	$3,664	$6,606	$3,125	$–	$14,521

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

American International Group, Inc. and Subsidiaries

Investments in CMBS

The amortized cost of AIG’s CMBS investments, other than those of AIGFP, at September 30, 2008 was as follows:

	Amortized	Percent
(in millions)	Cost	of Total

CMBS (traditional)	$18,263	91%
ReRemic/CRE CDO	1,164	6
Agency	202	1
Other	392	2

Total	$20,021	100%

The percentage of AIG’s CMBS investments, other than those of AIGFP, at September 30, 2008 by credit rating was as follows:

Percentage

Rating:
AAA	79%
AA	12
A	7
BBB and below	2

Total	100%

The percentage of AIG’s CMBS investments, other than those of AIGFP, by year of vintage at September 30, 2008 was as follows:

Percentage

Year:
2008	1%
2007	24
2006	14
2005	19
2004	17
2003 and prior	25

Total	100%

The percentage of AIG’s CMBS investments, other than those of AIGFP, by geographic region at September 30, 2008 was as follows:

Percentage

Geographic region:
New York	17%
California	13
Texas	7
Florida	6
Virginia	3
Illinois	3
New Jersey	3
Pennsylvania	3
Maryland	3
Georgia	2
All Other	40

Total	100%

At September 30, 2008, AIG held $20 billion in cost basis of CMBS. Approximately 79 percent of such holdings were rated AAA, approximately 19 percent were rated AA or A, and approximately 2 percent were rated BBB or below at September 30, 2008.

There have been disruptions in the commercial mortgage markets in general, and the CMBS market in particular, with credit default swaps indices and quoted prices of securities at levels consistent with a severe correction in lease rates, occupancy and fair value of properties. In addition, spreads in the primary mortgage market have widened significantly.

Pricing of CMBS has been adversely affected by market perceptions that underlying mortgage defaults will increase. As a result, AIG recognized $474 million of other-than-temporary impairment charges in the three-month period ended September 30, 2008 on CMBS valued at a severe discount to cost, despite the absence of any deterioration in performance of the underlying credits, because AIG concluded that it could not reasonably assert that the impairment period was temporary. At this time, AIG anticipates substantial recovery of principal and interest on the securities to which such other-than-temporary impairment charges were recorded. In addition, AIG recognized $485 million in other-than-temporary impairment charges due to the change in intent to hold these CMBS until they recover in value.

Investments in CDOs

The amortized cost of AIG’s CDO investments, other than those of AIGFP, by collateral type at September 30, 2008 was as follows:

	Amortized	Percent
(in millions)	Cost	of Total

Collateral Type:
Bank loans (CLO)	$2,111	58%
Synthetic investment grade	878	24
Other	633	17
Subprime ABS	34	1

Total	$3,656	100%

Amortized cost of the AIG’s CDO investments, other than those of AIGFP, by credit rating at September 30, 2008 was as follows:

	Amortized	Percent
(in millions)	Cost	of Total

Rating:
AAA	$748	20%
AA	613	17
A	1,926	53
BBB	285	8
Below investment grade and equity	84	2

Total	$3,656	100%

Commercial Mortgage Loan Exposure

At September 30, 2008, AIG had direct commercial mortgage loan exposure of $17.2 billion, with $15.8 billion representing

American International Group, Inc. and Subsidiaries

U.S. loan exposure. At that date, substantially all of the U.S. loans were current. Foreign commercial mortgage loans are secured predominantly by properties in Japan. In addition, at September 30, 2008, AIG had $2.3 billion in residential mortgage loans in jurisdictions outside the United States, primarily backed by properties in Taiwan and Thailand.

AIGFP Trading Investments

The fair value of AIGFP’s trading investments at September 30, 2008 was as follows:

	Fair	Percent
(In millions)	Value	of Total

U.S. government and government sponsored entities	$8,000	24%
Non-U.S. governments	472	1
Corporate debt	4,993	15
Mortgage-backed, asset- backed and collateralized	20,175	60

Total	$33,640	100%

The credit ratings of AIGFP’s trading investments at September 30, 2008 were as follows:

Rating	Percentage

AAA	70%
AA	10
A	18
BBB	2

Total	100%

The fair value of AIGFP’s trading investments in RMBS, CDO, ABS and other collateralized securities at September 30, 2008 was as follows:

	Fair	Percent
(In millions)	Value	of Total

RMBS	$4,272	21%
CMBS	4,703	23
CDO/ABS and collateralized	11,200	56

Total	$20,175	100%

Securities Lending Activities

AIG’s securities lending program historically operated as centrally managed by AIG Investments for the benefit of certain of AIG’s insurance companies. Under this program, securities are loaned to various financial institutions, primarily major banks and brokerage firms. Cash collateral is received and is invested in fixed maturity securities to earn a net spread. Historically, AIG had received cash collateral from borrowers between 100-102 percent of the value of the loaned securities. The amount of cash advanced by borrowers has been declining, in light of the availability of alternative transactions requiring less collateral. If amounts received are insufficient to fund substantially all of the cost of purchasing identical replacements for the loaned securities, these transactions will cease to be accounted for as secured borrowings and will instead be accounted for as sales and forward purchases.

AIG’s liability to the borrowers for collateral received was $42.8 billion and the fair value of the collateral reinvested was $41.5 billion as of September 30, 2008. In addition to the invested collateral, the securities on loan as well as all of the assets of the lending companies are generally available to satisfy the liability for collateral received.

A significant portion of the collateral received was invested in RMBS with cash flows with tenors longer than the liabilities to the counterparties. The value of those collateral securities declined over the last 12 months and trading in such securities has been extremely limited. Given these events, AIG began increasing liquidity in the collateral accounts by increasing the amount of cash and overnight investments that comprise the securities lending invested collateral in the third quarter of 2007.

American International Group, Inc. and Subsidiaries

The composition of the securities lending invested collateral by credit rating at September 30, 2008 was as follows:

				BBB/Not
(in millions)	AAA	AA	A	Rated	Short-Term	Total

Corporate debt	$472	$3,232	$2,508	$305	$–	$6,517
Mortgage-backed, asset-backed and collateralized	21,660	4,036	1,140	2,410	–	29,246
Cash and short-term investments	–	–	–	–	5,748	5,748

Total	$22,132	$7,268	$3,648	$2,715	$5,748	$41,511

Participation in the securities lending program by reporting unit at September 30, 2008 was as follows:

Percent
Participation

Domestic Life Insurance and Domestic Retirement Services	73%
Foreign Life Insurance	13
AIG Property Casualty Group	2
Foreign General Insurance	5
Asset Management	7

Total	100%

Due to AIG-specific credit concerns and systemic issues in the financial markets in the third quarter, counterparties began curtailing their participation in the program by returning lent securities and requiring the return of cash collateral. As a result, the collateral pools did not have sufficient liquidity to satisfy these obligations. As of September 30, 2008, AIG had borrowed approximately $11.5 billion under the Fed Facility to provide liquidity to the securities lending program. As the funding from the Fed Facility and other available cash was used to satisfy liabilities to borrowers rather than sales of securities lending invested collateral, the liabilities declined more significantly than the invested collateral.

The recognition of other-than-temporary impairment charges for the securities lending collateral investments placed significant stress on the statutory surplus of the participating insurance companies. During the third quarter of 2008, AIG recognized other-than-temporary impairment charges of $11.7 billion related to these investments, including $6.9 billion of charges related to AIG’s change in intent to hold these securities to maturity as it winds this program down. During the three months ended September 30, 2008, AIG contributed $14.9 billion to certain of its domestic life and retirement services subsidiaries, largely related to these charges.

On October 8, 2008, certain of AIG’s domestic life insurance subsidiaries entered into the Fed Securities Lending Agreement, providing that the NY Fed will borrow, on an overnight basis on commercial terms and conditions, investment grade fixed income securities from these AIG subsidiaries in return for cash collateral. Prior to this arrangement, draw downs under the existing Fed Facility were used, in part, to settle securities lending transactions. AIG understands that the NY Fed is prepared to borrow securities to extend AIG’s currently outstanding lending obligations when those obligations are not rolled over or replaced by transactions with other private market participants. These securities borrowings by the NY Fed will allow AIG to replenish liquidity to the securities lending program on an as-needed basis, while providing the NY Fed with a perfected security interest in these third party securities.

As of November 5, 2008, the total value of securities lending payables amounted to $34.2 billion, with $19.9 billion of this amount payable to the NY Fed under this agreement.

AIG and the NY Fed expect to establish a limited liability company to hold RMBS securities in the domestic securities lending program and to terminate the Fed Securities Lending Agreement and AIG’s U.S. securities lending program. See Note 11 to the Consolidated Financial Statements.

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

As a result of AIG’s periodic evaluation of its securities for other-than-temporary impairments in value, AIG recorded other-than-temporary impairment charges of $19.9 billion and $544 million in the three-month periods ended September 30, 2008 and 2007, respectively, and $32.2 billion

American International Group, Inc. and Subsidiaries

and $1.4 billion in the nine-month periods ended September 30, 2008 and 2007, respectively.

In light of the recent significant disruption in the U.S. residential mortgage and credit markets, AIG has recognized an other-than-temporary impairment charge (severity loss) of $7.3 billion and $16.3 billion in the three- and nine-month periods ended September 30, 2008, primarily related to certain RMBS, other structured securities and securities of financial institutions. Notwithstanding AIG’s intent and ability to hold such securities indefinitely (except for securities lending invested collateral comprising $3.4 billion and $9.2 billion of the severity loss for the three- and nine-month periods ended September 30, 2008), and despite structures that indicate that a substantial amount of the securities should continue to perform in accordance with original terms, AIG concluded that it could not reasonably assert that the impairment period would be temporary.

In addition to the above severity losses, AIG recorded other-than-temporary impairment charges in the three- and nine-month periods ended September 30, 2008 and 2007 related to:

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

American International Group, Inc. and Subsidiaries

Other-than-temporary impairment charges by reporting segment were as follows:

		Life
		Insurance &
	General	Retirement	Financial	Asset
(in millions)	Insurance	Services	Services	Management	Other	Total

Three months ended September 30, 2008
Impairment Type:
Severity	$649	$5,530	$15	$1,133	$–	$7,327
Trading at 25 percent or more discount for nine consecutive months	–	–	–	–	–	–
Lack of intent to hold to recovery	271	7,462	6	560	–	8,299
Foreign currency declines	–	50	–	–		50
Issuer-specific credit events	908	2,222	2	194	127	3,453
Adverse projected cash flows on structured securities	–	650	4	93	–	747

Total	$1,828	$15,914	$27	$1,980	$127	$19,876

Three months ended September 30, 2007
Impairment Type:
Severity	$–	$–	$–	$–	$–	$–
Trading at 25 percent or more discount for nine consecutive months	–	–	–	–	–	–
Lack of intent to hold to recovery	1	183	1	34	21	240
Foreign currency declines		29	–	–	–	29
Issuer-specific credit events	34	82	–	8	–	124
Adverse projected cash flows on structured securities	–	55	–	96	–	151

Total	$35	$349	$1	$138	$21	$544

Nine months ended September 30, 2008
Impairment Type:
Severity	$1,394	$12,060	$42	$2,778	$1	$16,275
Trading at 25 percent or more discount for nine consecutive months	–	–	–	–	–	–
Lack of intent to hold to recovery	292	8,390	8	630	–	9,320
Foreign currency declines	–	1,084	–	–	–	1,084
Issuer-specific credit events	975	2,610	2	232	127	3,946
Adverse projected cash flows on structured securities	7	1,355	4	255	–	1,621

Total	$2,668	$25,499	$56	$3,895	$128	$32,246

Nine months ended September 30, 2007
Impairment Type:
Severity	$–	$–	$–	$–	$–	$–
Trading at 25 percent or more discount for nine consecutive months	–	6	–	–	–	6
Lack of intent to hold to recovery	73	481	3	36	21	614
Foreign currency declines	–	333	–	–	–	333
Issuer-specific credit events	92	183	–	35	6	316
Adverse projected cash flows on structured securities	–	62	–	97	–	159

Total	$165	$1,065	$3	$168	$27	$1,428

American International Group, Inc. and Subsidiaries

Financial institutions industry other-than-temporary impairment charges by industry classification were as follows:

		Lack of Intent to	Issuer-Specific
(in millions)	Severity	Hold to Recovery	Credit Events	Total

Three months ended September 30, 2008
Industry Classification:
Banking	$719	$1,032	$399	$2,150
Brokerage	152	172	1,324	1,648
Insurance	9	79	56	144
Other	153	95	87	335

Total	$1,033	$1,378	$1,866	$4,277

Nine months ended September 30, 2008
Industry Classification:
Banking	$734	$1,086	$405	$2,225
Brokerage	193	172	1,330	1,695
Insurance	14	85	61	160
Other	245	223	125	593

Total	$1,186	$1,566	$1,921	$4,673

Other-than-temporary severity-related impairment charges for the three- and nine-month periods ended September 30, 2008 by type of security and credit rating were as follows:

Rating:				Financial	Other
(in millions)	RMBS	CDO	CMBS	Institutions	Securities	Total

Three months ended September 30, 2008
Fixed Maturities:
AAA	$3,005	$37	$150	$18	$71	$3,281
AA	949	168	96	48	–	1,261
A	335	189	154	589	20	1,287
BBB and below	326	105	75	141	38	685
Nonrated	–	–	–	–	12	12
Equities	–	–	–	237	564	801

Total	$4,615	$499	$475	$1,033	$705	$7,327

Nine months ended September 30, 2008*
Fixed Maturities:
AAA	$7,465	$59	$373	$18	$83	$7,998
AA	2,505	209	167	48	1	2,930
A	817	244	639	593	20	2,313
BBB and below	1,076	144	200	144	55	1,619
Nonrated	–	–	–	–	29	29
Equities	–	–	–	383	1,003	1,386

Total	$11,863	$656	$1,379	$1,186	$1,191	$16,275

*	Ratings are as of the date of the impairment charge.

No other-than-temporary impairment charge with respect to any one single counterparty was significant to AIG’s consolidated financial condition or results of operations, and no individual other-than-temporary impairment charge exceeded five percent of the consolidated net loss in the nine-month period ended September 30, 2008.

In periods subsequent to the recognition of an other-than-temporary impairment charge for fixed maturity securities that is not credit or foreign exchange related, AIG generally accretes into income the discount or amortizes the reduced premium resulting from the reduction in cost basis over the remaining life of the security. The amount of accretion recognized in earnings for the three- and nine-month periods ended September 30, 2008 was $196 million and $283 million, respectively.

American International Group, Inc. and Subsidiaries

An aging of the pre-tax unrealized losses of fixed maturity and equity securities, distributed as a percentage of cost relative to unrealized loss (the extent by which the fair value is less than amortized cost or cost), including the number of respective items, at September 30, 2008 was as follows:

	Less than or equal			Greater than 20%				Greater than 50%
	to 20% of Cost(b)			to 50% of Cost(b)				of Cost(b)			Total
Aging(a)		Unrealized			Unrealized				Unrealized			Unrealized
(dollars in millions)	Cost(c)	Loss	Items	Cost(c)	Loss		Items	Cost(c)	Loss	Items	Cost(c)	Loss(d)	Items

Investment grade bonds
0-6 months	$160,907	$7,575	21,711	$3,722	$1,620		660	$–	$–	–	$164,629	$9,195	22,371
7-12 months	41,320	4,056	12,637	5,960	1,926		4,827	–	–	–	47,280	5,982	17,464
> 12 months	55,073	5,624	8,205	17,160	5,543		1,874	–	–	–	72,233	11,167	10,079

Total	$257,300	$17,255	42,553	$26,842	$9,089		7,361	$–	$–	–	$284,142	$26,344	49,914

Below investment grade bonds
0-6 months	$7,625	$271	2,147	$281	$76		24	$–	$–	–	$7,906	$347	2,171
7-12 months	933	91	339	253	85		21	–	–	–	1,186	176	360
> 12 months	1,432	107	224	652	221		14	–	–	–	2,084	328	238

Total	$9,990	$469	2,710	$1,186	$382		59	$–	$–	–	$11,176	$851	2,769

Total bonds
0-6 months	$168,532	$7,846	23,858	$4,003	$1,696		684	$–	$–	–	$172,535	$9,542	24,542
7-12 months	42,253	4,147	12,976	6,213	2,011		4,848	–	–	–	48,466	6,158	17,824
> 12 months	56,505	5,731	8,429	17,812	5,764		1,888	–	–	–	74,317	11,495	10,317

Total(e)	$267,290	$17,724	45,263	$28,028	$9,471(f	)	7,420	$–	$–	–	$295,318	$27,195	52,683

Equity securities
0-6 months	$6,027	$629	40,617	$1,507	$761		1,139	$–	$–	–	$7,534	$1,390	41,756
7-12 months	561	69	486	244	89		329	–	–	–	805	158	815
> 12 months	–	–	–	–	–		–	–	–	–	–	–	–

Total	$6,588	$698	41,103	$1,751	$850		1,468	$–	$–	–	$8,339	$1,548	42,571

(a)	Represents the number of consecutive months that fair value has been less than cost by any amount.
(b)	Represents the percentage by which fair value is less than cost at the balance sheet date.
(c)	For bonds, represents amortized cost.
(d)	The effect on net income of unrealized losses after taxes will be mitigated upon realization because certain realized losses will be charged to participating policyholder accounts, or realization will result in current decreases in the amortization of certain DAC.
(e)	Includes securities lending invested collateral.
(f)	Of this $9.5 billion, $3.7 billion relates to RMBS, CMBS, CDOs and ABS with unrealized losses between 25 percent and 50 percent; and $1.1 billion relates to RMBS, CMBS, CDOs and ABS with unrealized losses between 20 percent and 25 percent. The balance represents all other classes of fixed maturity securities.

The aging of the unrealized losses of RMBS, CMBS, CDOs and ABS with fair values between 20 percent and 50 percent less than their cost at September 30, 2008 (in footnote (f) to the table above) is shown in the table below, which provides the period in which those securities in unrealized loss positions would become candidates for impairment solely because they have been trading at a discount for nine consecutive months (AIG’s other-than-temporary aging guideline) without regard to the level of discount (AIG’s other-than-temporary trading level guideline), assuming prices remained unchanged.

	Fourth	First	Second
(In millions)	Quarter	Quarter	Quarter
Unrealized loss percent	2008	2009	2009	Total

25 to 50 percent	$207	$403	$3,059	$3,669

20 to less than 25 percent	$–	$1	$1,134	$1,135

Given the current difficult market conditions, AIG is not able to predict reasonably likely changes in the prices of these securities. Moreover, AIG is unable to assess the effect, if any, that potential sale of securities pursuant to TARP will have on the pricing of its available for sale securities.

Unrealized gains and losses

At September 30, 2008, the carrying value of AIG’s available for sale fixed maturity and equity securities aggregated $445.5 billion. At September 30, 2008, aggregate pre-tax unrealized gains for fixed maturity and equity securities were $10.3 billion ($6.7 billion after tax).

At September 30, 2008, the aggregate pre-tax gross unrealized losses on fixed maturity and equity securities were $28.7 billion ($18.7 billion after tax). Additional information about these securities is as follows:

•	These securities were valued, in the aggregate, at approximately 91 percent of their current amortized cost.

•	Approximately 10 percent of these securities were valued at less than 20 percent of their current cost, or amortized cost.

•	Approximately four percent of the fixed maturity securities had issuer credit ratings that were below investment grade.

American International Group, Inc. and Subsidiaries

AIG did not consider these securities in an unrealized loss position to be other-than-temporarily impaired at September 30, 2008, because management has the intent and ability to hold these investments until they recover their cost basis within a recovery period deemed temporary. AIG believes the securities will generally continue to perform in accordance with the original terms, notwithstanding the present price declines.

For the three- and nine-month periods ended September 30, 2008, unrealized losses related to investment grade bonds increased $3.0 billion ($2.0 billion after tax) and $13.5 billion ($8.8 billion after tax), respectively, reflecting the widening of credit spreads, partially offset by the effects of a decline in risk-free interest rates.

The amortized cost and fair value of fixed maturity securities available for sale in an unrealized loss position at September 30, 2008, by contractual maturity, were as follows:

	Amortized	Fair
(in millions)	Cost	Value

Due in one year or less	$9,257	$8,914
Due after one year through five years	49,370	45,950
Due after five years through ten years	67,864	62,968
Due after ten years	100,805	90,092
Mortgage-backed, asset-backed and collateralized	68,022	60,199

Total	$295,318	$268,123

For the nine-month period ended September 30, 2008, the pre-tax realized losses incurred with respect to the sale of fixed maturities and equity securities were $1.7 billion. The aggregate fair value of securities sold was $20.6 billion, which was approximately 92 percent of amortized cost. The average period of time that securities sold at a loss during the nine-month period ended September 30, 2008 were trading continuously at a price below book value was approximately five months. See Risk Management — Corporate Risk Management — Credit Risk Management in the 2007 Annual Report on Form 10-K for an additional discussion of investment risks associated with AIG’s investment portfolio.

Certain of AIG’s foreign subsidiaries included in the consolidated financial statements report on a fiscal period ended August 31. The effect on AIG’s consolidated financial condition and results of operations of all material events occurring between August 31 and September 30 for all periods presented has been recorded. Due to the significant and rapid world-wide market decline, in September 2008, AIG determined this to be an intervening event that had a material effect on its consolidated financial position and results of operations. AIG reflected this recent market decline throughout its investment portfolio. Accordingly, AIG recorded $1.3 billion ($845 million after tax) of hedge and mutual fund investment losses in net investment income, $1.1 billion ($910 million after tax) of other than temporary impairment charges, and $5.4 billion ($3.2 billion after tax) of unrealized depreciation on investments.

Risk Management

For a complete discussion of AIG’s risk management program, see Risk Management in the 2007 Annual Report on Form 10-K.

The recent unprecedented market turmoil, particularly in the residential mortgage-backed securities market, led to severe declines in the prices of highly-rated asset backed securities and reduced liquidity for these securities. The unanticipated price declines and reduction of liquidity exceeded the parameters historically used by AIG for purposes of asset-liability and liquidity management processes. AIG is responding to these developments by enhancing its risk management processes and stress testing. The continuation of such market turmoil and associated price declines and limited liquidity have severely constrained AIG’s alternatives for mitigating its exposure to credit, market and liquidity risks.

AIG has continued to invest in human resources, systems and processes in the enterprise risk management functions, both at the corporate and business unit levels. These efforts include implementing systems and processes to ensure the aggregation of the various categories of risk across business units and as a whole, and incorporating forward-looking analyses and stress tests. These initiatives are ongoing and will take time to implement. As AIG divests of certain operations, enterprise risk management will be focused on maintaining appropriate human resources, oversight and controls for the remaining operations.

Credit Risk Management

AIG defines its aggregate credit exposures to a counterparty as the sum of its fixed maturities, loans, finance leases, derivatives (mark to market), deposits (in the case of financial institutions) and the specified credit equivalent exposure to certain insurance products which embody credit risk.

American International Group, Inc. and Subsidiaries

The following table presents AIG’s largest credit exposures at September 30, 2008 as a percentage of total consolidated shareholders’ equity:

			Credit Exposure
			as a Percentage
			of Total
			Consolidated
			Shareholders’
Category	Risk Rating(a)		Equity

Investment Grade:
10 largest combined	A+ (weighted) average	(b)	128.9%
Single largest non-sovereign (financial institution)	A-		17.9
Single largest corporate	AAA		7.4
Single largest sovereign	A		23.3
Non-Investment Grade:
Single largest sovereign	BB-		2.5
Single largest non-sovereign	BB		0.7

(a)	Risk rating is based on AIG’s internal risk ratings process.
(b)	Five of the ten largest credit exposures are to highly-rated financial institutions and four are to investment-grade rated sovereigns; none is rated lower than BBB or its equivalent.

AIG monitors its aggregate cross-border exposures by country and regional group of countries. AIG defines its cross-border exposure to include both cross-border credit exposures and its large cross-border investments in its own international subsidiaries. Fourteen countries had cross-border exposures in excess of 10 percent of total consolidated shareholders’ equity at September 30, 2008. At that date nine were AAA-rated, two were AA-rated and three were A-rated.

In addition, AIG reviews its industry concentrations. Excluding the U.S. residential and commercial mortgage sectors, AIG’s single largest industry credit exposure is to the global financial institutions sector comprised of banks, securities firms, insurance companies and finance companies.

The following table presents AIG’s largest credit exposures to the global financial institution sector at September 30, 2008 as a percentage of total consolidated shareholders’ equity:

Credit Exposure
as a Percentage of
Consolidated
Industry Category	Shareholders’ Equity

Money Center / Global Bank Groups	121.0%
Global Life Insurance Carriers	24.8
European Regional Financial Institutions	21.6
Global Securities Firms and Exchanges	17.2
Global Reinsurance Firms	16.2
North American Based Regional Financial Institutions	15.5
Asian Regional Financial Institutions	10.7

AIG’s exposure to the five largest money center/global bank group institutions was 59 percent of shareholders’ equity.

AIG’s other industry credit concentrations in excess of 10 percent of total consolidated shareholders’ equity are in the following industries (in descending order by approximate size):

•	Oil and gas;

•	Electric and water utilities;

•	Global telecommunications companies;

•	Conglomerates;

•	Pharmaceutical and healthcare companies;

•	Government sponsored entities;

•	Retail companies; and

•	Food and beverage companies.

Other than as described above, there were no significant changes to AIG’s credit exposures as set forth in Risk Management — Corporate Risk Management — Credit Risk Management in the 2007 Annual Report on Form 10-K.

Market Risk Management

Insurance, Asset Management and
Non-Trading Financial Services Value at Risk (VaR)

AIG performs a VaR analysis across all of its non-trading businesses, and a separate VaR analysis for its trading business at AIGFP. The comprehensive VaR is categorized by AIG business segment (General Insurance, Life Insurance & Retirement Services, Financial Services and Asset Management) and also by market risk factor (interest rate, currency and equity). AIG’s market risk VaR calculations include exposures to benchmark Treasury or swap interest rates, but do not include exposures to credit-based factors such as credit spreads. AIG’s credit exposures within its invested assets and credit derivative portfolios are discussed in Risk Management — Segment Risk Management — Financial Services in the 2007 Annual Report on Form 10-K.

For the insurance segments, assets included are invested assets (excluding direct holdings of real estate) and liabilities included are reserve for losses and loss expenses, reserve for unearned premiums, future policy benefits for life and accident and health insurance contracts and other policyholders’ funds. For financial services companies, loans and leases represent the majority of assets represented in the VaR calculation, while bonds and notes issued represent the majority of liabilities. Parent company assets and liabilities (other than those pertaining to funding under the Fed Facility and consideration received for Series C Preferred Stock not yet issued) are included in the Total AIG VaR figures.

AIG calculated the VaR with respect to net fair values as of September 30, 2008 and December 31, 2007. The VaR number represents the maximum potential loss as of those dates that could be incurred with a 95 percent confidence (i.e., only five percent of historical scenarios show losses greater than the VaR figure) within a one-month holding

American International Group, Inc. and Subsidiaries

period. AIG uses the historical simulation methodology that entails repricing all assets and liabilities under explicit changes in market rates within a specific historical time period. AIG uses the most recent three years of historical market information for interest rates, foreign exchange rates, and equity index prices. For each scenario, each transaction was repriced. Segment and AIG-wide scenario values are then calculated by netting the values of all the underlying assets and liabilities.

The following table presents the period-end, average, high and low VaRs on a diversified basis and of each component of market risk for AIG’s non-trading businesses. The diversified VaR is usually smaller than the sum of its components due to correlation effects.

					2007
	2008					Year Ended
	As of	Nine Months Ended September 30,			As of	December 31,
(in millions)	September 30,	Average	High	Low	December 31,	Average	High	Low

Total AIG non-trading market risk:
Diversified	$7,347	$6,609	$7,347	$5,593	$5,593	$5,316	$5,619	$5,073
Interest rate	5,380	4,944	5,380	4,383	4,383	4,600	4,757	4,383
Currency	772	856	1,022	772	785	729	785	685
Equity	3,410	3,111	3,410	2,627	2,627	2,183	2,627	1,873
General Insurance:
Diversified	$1,330	$1,357	$1,377	$1,330	$1,363	$1,637	$1,892	$1,363
Interest rate	1,279	1,173	1,279	1,078	1,117	1,492	1,792	1,117
Currency	147	259	328	147	255	222	255	205
Equity	971	961	1,030	835	835	659	835	573
Life Insurance & Retirement Services:
Diversified	$6,698	$6,064	$6,698	$5,180	$5,180	$4,848	$5,180	$4,574
Interest rate	5,351	4,850	5,351	4,405	4,405	4,465	4,611	4,287
Currency	752	707	807	621	649	621	678	568
Equity	2,332	2,137	2,332	1,810	1,810	1,512	1,810	1,293
Non-Trading Financial Services:
Diversified	$165	$140	$167	$99	$99	$117	$170	$85
Interest rate	166	137	166	95	95	116	168	76
Currency	17	15	17	13	13	12	13	11
Equity	2	1	2	1	1	1	1	1
Asset Management:
Diversified	$141	$73	$141	$38	$38	$49	$74	$26
Interest rate	138	67	138	32	32	45	72	22
Currency	12	4	12	2	2	3	5	2
Equity	8	11	13	8	13	11	13	8

AIG’s total non-trading market risk VaR increased from $5.6 billion at year-end 2007 to $7.3 billion at September 30, 2008. The VaR increase was driven primarily by higher volatilities in equity markets globally and interest rates in the U.S.

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

American International Group, Inc. and Subsidiaries

with AIGFP’s trading peers and reflecting the fact that market risks can be actively assumed and offset in AIGFP’s trading portfolio.

The following table presents the year-end, average, high, and low VaRs on a diversified basis and of each component of market risk for Capital Markets operations. The diversified VaR is usually smaller than the sum of its components due to correlation effects.

						Year Ended
	As of	Nine Months Ended September 30,			As of	December 31,
(in millions)	September 30,	Average	High	Low	December 31,	Average	High	Low

Capital Markets trading market risk:
Diversified	$5	$6	$9	$4	$5	$5	$8	$4
Interest rate	3	2	4	1	3	2	3	2
Currency	3	1	4	–	1	1	2	1
Equity	2	2	4	2	3	3	5	2
Commodity	2	4	7	2	3	3	7	2

See Valuation of Level 3 Assets and Liabilities for a comprehensive discussion of AIGFP’s super senior credit default swap portfolio.

Insurance Risk Management

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

AIG evaluates catastrophic events and assesses the probability of occurrence and magnitude of catastrophic events through the use of industry recognized models, among other techniques. AIG updates these models by periodically monitoring the exposure risks of AIG’s worldwide General Insurance operations. Following is an overview of modeled losses associated with the more significant natural perils, which includes exposures for AIG Property Casualty Group and Foreign General (other than Ascot). Transatlantic and Ascot utilize a different model, and their results are presented separately below. Significant Life Insurance and accident and health exposures have been added to these results as well. The modeled results assume that all reinsurers fulfill their obligations to AIG in accordance with their terms.

It is important to recognize that there is no standard methodology to project the possible losses from total property and workers’ compensation exposures. Further, there are no industry standard assumptions to be utilized in projecting these losses. The use of different methodologies and assumptions could materially change the projected losses. Therefore, these modeled losses may not be comparable to estimates made by other companies. These estimates are inherently uncertain and may not reflect AIG’s maximum exposures to these events. It is highly likely that AIG’s losses will vary, perhaps significantly, from these estimates.

AIG has revised the catastrophe exposure disclosures presented below from that presented in the 2007 Annual Report on Form 10-K to reflect more recent data for AIG’s Property Casualty Group, as well as reinsurance programs in place as of September 1, 2008. The modeled results provided in the table below were based on the aggregate exceedence probability (AEP) losses which represent total property, workers’ compensation, life, and accident and health losses that may occur in any single year from one or more natural events. The updated Property Casualty Group property exposures were modeled with exposure data as of June 2008. The values provided were based on 100-year return period losses, which have a one percent likelihood of being exceeded in any single year. Thus, the model projects that there is a one percent probability that AIG could incur in any year losses in excess of the modeled amounts for these perils. Losses include loss adjustment expenses and the net values include reinstatement premiums.

American International Group, Inc. and Subsidiaries

				% of Consolidated
		Net of 2008	Net After	Shareholders’ Equity at
(in millions)	Gross	Reinsurance	Income Tax	September 30, 2008

Natural Peril:
Earthquake	$6,627	$4,098	$2,664	3.7%
Tropical Cyclone*	$6,850	$4,094	$2,661	3.7%

*	Includes hurricanes, typhoons and European Windstorms.

Both gross earthquake and tropical cyclone modeled losses increased $1.0 billion compared to estimates included in the 2007 Annual Report on Form 10-K while net after tax losses increased $456 million and $431 million, respectively. These increases are mainly attributable to growth in Lexington, Private Client Group and energy.

In addition to the return period loss, AIG evaluates potential single event earthquake and hurricane losses that may be incurred. The single events utilized are a subset of potential events identified and utilized by Lloyd’s (see Lloyd’s Realistic Disaster Scenarios, Scenario Specifications, April 2006) and referred to as Realistic Disaster Scenarios (RDSs). The purpose of this analysis is to utilize these RDSs to provide a reference frame and place into context the model results. However, it is important to note that the specific events used for this analysis do not necessarily represent the worst case loss that AIG could incur from this type of an event in these regions. The losses associated with the RDSs are included in the following table.

Single event modeled property and workers’ compensation losses to AIG’s worldwide portfolio of risk for key geographic areas are set forth below. Gross values represent AIG’s liability after the application of policy limits and deductibles, and net values represent losses after reinsurance is applied; net losses also include reinsurance reinstatement premiums. Both gross and net losses include loss adjustment expenses.

		Net of 2008
(in millions)	Gross	Reinsurance

Natural Peril:
San Francisco Earthquake	$7,294	$4,573
Miami Hurricane	$7,335	$3,834
Los Angeles Earthquake	$6,336	$3,986
Northeast Hurricane	$5,012	$2,978
Gulf Coast Hurricane	$4,376	$2,476
Japanese Earthquake	$1,109	$406
European Windstorm	$252	$89
Japanese Typhoon	$177	$103

AIG also monitors key international property risks utilizing modeled statistical return period losses as well. Based on these simulations, the 100-year return period loss for Japanese Earthquake is $510 million gross, and $170 million net, the 100-year return period loss for European Windstorm is $448 million gross, and $154 million net, and the 100-year return period loss for Japanese Typhoon is $340 million gross, and $212 million net.

The losses provided above do not include Transatlantic or Ascot. The one in 100 year AEP amounts for Ascot and AIG’s share (59 percent) of Transatlantic are as follows:

		Net of 2008	Net After
(in millions)	Gross	Reinsurance	Income Tax

Natural Peril:
Ascot Earthquake	$380	$76	$49
Ascot Tropical Cyclone*	$422	$169	$110

AIG’s Share of Transatlantic Earthquake	$452	$406	$264
AIG’s Share of Transatlantic Tropical Cyclone*	$618	$577	$375

*	The Ascot amounts are based on data as of June 30, 2008 and the Transatlantic amounts are based on data as of July 1, 2008.

Terrorism

Exposure to loss from terrorist attack is controlled by limiting the aggregate accumulation of workers’ compensation and property insurance that is underwritten within defined target locations. Modeling is used to provide projections of probable maximum loss by target location based upon the actual exposures of AIG policyholders.

Terrorism risk is monitored to manage AIG’s exposure. AIG shares its exposures to terrorism risks under the Terrorism Risk Insurance Act (TRIA). During 2007, AIG’s deductible under TRIA was approximately $4.0 billion, with a 15 percent share of certified terrorism losses in excess of the deductible. As of January 1, 2008, the deductible increased to approximately $4.2 billion, with a 15 percent share of certified terrorism losses in excess of the deductible.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Included in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

American International Group, Inc. and Subsidiaries

ITEM 4.	Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by AIG’s management, with the participation of AIG’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of AIG’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Solely as a result of the previously identified material weakness in internal control over the fair value valuation of the AIGFP super senior credit default swap portfolio and oversight thereof as described in the 2007 Annual Report on Form 10-K, AIG’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2008, AIG’s disclosure controls and procedures were ineffective. Notwithstanding the existence of this material weakness, AIG believes that the consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, AIG’s consolidated financial condition as of September 30, 2008 and December 31, 2007 and consolidated results of operations for the three- and nine-month periods ended September 30, 2008 and 2007 and consolidated cash flows for the nine-month periods ended September 30, 2008 and 2007, in conformity with GAAP. In addition, there has been no change in AIG’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, AIG’s internal control over financial reporting.

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

American International Group, Inc. and Subsidiaries

Part II – OTHER INFORMATION

ITEM 1.	Legal Proceedings

Included in Note 7(a) to the Consolidated Financial Statements.

ITEM 1A.	Risk Factors

Included in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 6. Exhibits

See accompanying Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN INTERNATIONAL GROUP, INC.
(Registrant)

/s/  David L. Herzog
David L. Herzog
Executive Vice President
Chief Financial Officer
Principal Accounting Officer

Dated: November 10, 2008

EXHIBIT INDEX

Exhibit
Number	Description	Location

10.1	Release agreement with Steven J. Bensinger
10.2	Letter from Robert B. Willumstad to Edward M. Liddy
10.3	Letter Agreement, dated November 9, 2008, between American International Group, Inc. and the United States Department of the Treasury
10.4	Amendment No. 2, dated as of November 9, 2008, to Credit Agreement, dated as of September 22, 2008, between American International Group, Inc. and the Federal Reserve Bank of New York
11	Statement re computation of per share earnings	Included in Note 5 of Notes to Consolidated Financial Statements.
12	Computation of ratios of earnings to fixed charges	Filed herewith.
31	Rule 13a-14(a)/15d-14(a) Certifications	Filed herewith.
32	Section 1350 Certifications	Filed herewith.