Form 10-K
period 2008-12-31
AMERICAN INTERNATIONAL GROUP INC
filed 2009-03-02
CIK 5272

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 1-8787

American International Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-2592361
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
70 Pine Street, New York, New York	10270
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (212) 770-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, Par Value $2.50 Per Share	New York Stock Exchange
5.75% Series A-2 Junior Subordinated Debentures	New York Stock Exchange
4.875% Series A-3 Junior Subordinated Debentures	New York Stock Exchange
6.45% Series A-4 Junior Subordinated Debentures	New York Stock Exchange
7.70% Series A-5 Junior Subordinated Debentures	New York Stock Exchange
Corporate Units (composed of stock purchase contracts and junior subordinated debentures)	New York Stock Exchange
NIKKEI 225® Index Market Index Target-Term Securities® due January 5, 2011	NYSE Arca

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant computed by reference to the price at which the common equity was last sold of $26.46 as of June 30, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $61,753,000,000.

As of January 30, 2009, there were outstanding 2,690,747,320 shares of Common Stock, $2.50 par value per share, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Document of the Registrant	Form 10-K Reference Locations

Portions of the registrant’s definitive proxy statement for the 2009 Annual Meeting of Shareholders	Part III, Items 10, 11, 12, 13 and 14

American International Group, Inc., and Subsidiaries

Index		Page

PART I
Item 1.	Business	3
Item 1A.	Risk Factors	21
Item 1B.	Unresolved Staff Comments	32
Item 2.	Properties	33
Item 3.	Legal Proceedings	33
Item 4.	Submission of Matters to a Vote of Security Holders	33

PART II
Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	34
Item 6.	Selected Financial Data	36
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	38
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	190
Item 8.	Financial Statements and Supplementary Data	190
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	324
Item 9A.	Controls and Procedures	324
Item 9B.	Other Information	326

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	326
Item 11.	Executive Compensation	326
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	326
Item 13.	Certain Relationships and Related Transactions, and Director Independence	326
Item 14.	Principal Accounting Fees and Services	326

PART IV
Item 15.	Exhibits, Financial Statement Schedules	326
Signatures		327
EX-3.I.F: FORM OF CERTIFICATE OF DESIGNATIONS
EX-10.6: AMENDED AND RESTATED 2002 STOCK INCENTIVE PLAN
EX-10.49: 2005 SENIORS PARTNERS PLAN
EX-10.50: 2005/2006 DEFERRED COMPENSATION PROFIT PARTICIPATION PLAN FOR SENIOR PARTNERS
EX-10.51: 2005/2006 DEFERRED COMPENSATION PROFIT PARTICIPATION PLAN FOR PARTNERS
EX-10.52: 2005/2006 DEFERRED COMPENSATION PROFIT PARTICIPATION PLAN RSU AWARD AGREEMENT
EX-10.53: SUMMARY OF NON-EMPLOYEE DIRECTOR COMPENSATION
EX-10.59: SENIOR PARTNERS PLAN
EX-10.60: PARTNERS PLAN
EX-10.62: AMENDED AND RESTATED 2007 STOCK INCENTIVE PLAN
EX-10.64: AMENDED AND RESTATED FORM OF PERFORMANCE RSU AWARD AGREEMENT
EX-10.65: AMENDED AND RESTATED FORM OF TIME-VESTED RSU AWARD AGREEMENT
EX-10.67: AMENDED AND RESTATED FORM OF TIME-VESTED RSU AWARD AGREEMENT WITH THREE-YEAR PRO RATA VESTING
EX-10.68: AMENDED AND RESTATED FORM OF TIME-VESTED RSU AWARD AGREEMENT WITH THREE-YEAR PRO RATA VESTING AND WITH EARLY RETIREMENT
EX-10.69: AMENDED AND RESTATED FORM OF NON-EMPLOYEE DIRECTOR DEFERRED STOCK UNITS AWARD AGREEMENT
EX-10.91: SERIES C PERPETUAL, CONVERTIBLE, PARTICIPATING PREFERRED STOCK PURCHASE AGREEMENT
EX-10.92: LETTER AGREEMENT
EX-10.93: SUPPORT AGREEMENT
EX-12: COMPUTATION OF RATIOS OF EARNINGS TO FIXED CHARGES
EX-21: SUBSIDIARIES
EX-23: CONSENT OF PRICEWATERHOUSECOOPERS LLP
EX-31: CERTIFICATIONS
EX-32: CERTIFICATIONS

2    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

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

Liquidity Events and Transactions with the NY Fed and the United States Department of the Treasury

Liquidity Entering the Third Quarter of 2008

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

Strategic Review and Proposed Liquidity Measures

From mid-July and throughout August 2008, AIG’s then Chief Executive Officer, Robert Willumstad, was engaged in a strategic review of AIG’s businesses.

During this time period, AIG was engaged in a review of measures to address the liquidity concerns in AIG’s securities lending portfolio and to address the ongoing collateral calls with respect to the AIG Financial Products Corp. and AIG Trading Group Inc. and their respective subsidiaries (collectively, AIGFP) super senior multi-sector credit default swap portfolio, which at July 31, 2008 totaled $16.1 billion. To facilitate this process, AIG asked a number of investment banking firms to discuss possible solutions to these issues. In late August, AIG engaged J.P. Morgan Securities, Inc. (J.P. Morgan) to assist in developing alternatives, including a potential additional capital raise.

Continuing Liquidity Pressures

Historically, under AIG’s securities lending program, cash collateral was received from borrowers and invested by AIG primarily in fixed maturity securities to earn a spread. AIG had received cash collateral from borrowers of 100 to 102 percent of the value of the loaned securities. In light of more favorable terms offered by other lenders of securities, AIG accepted cash advanced by borrowers of less than the 102 percent historically required by insurance regulators. Under an agreement with its insurance company subsidiaries participating in the securities lending program, AIG parent deposited collateral in an amount sufficient to address the deficit. AIG parent also deposited amounts into the collateral pool to offset losses realized by the pool in connection with sales of impaired securities. Aggregate deposits by AIG parent to or for the benefit of the securities lending collateral pool through August 31, 2008 totaled $3.3 billion.

In addition, from July 1, 2008 to August 31, 2008, the continuing decline in value of the super senior collateralized debt obligation (CDO) securities protected by AIGFP’s super senior credit default swap portfolio, together with ratings downgrades of such CDO securities, resulted in AIGFP posting additional collateral in an aggregate net amount of $5.9 billion.

By the beginning of September 2008, these collateral postings and securities lending requirements were placing increasing stress on AIG parent’s liquidity.

Rating Agencies

In early September 2008, AIG met with the representatives of the principal rating agencies to discuss Mr. Willumstad’s strategic review as well as the liquidity issues arising from AIG’s securities lending program and AIGFP’s super senior multi-sector CDO credit default swap portfolio. On Friday, September 12, 2008, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. (S&P), placed AIG on CreditWatch with negative

AIG 2008 Form 10-K    3

American International Group, Inc., and Subsidiaries

implications and noted that upon completion of its review, the agency could affirm AIG parent’s current rating of AA- or lower the rating by one to three notches. AIG understood that both S&P and Moody’s Investors Service (Moody’s) would re-evaluate AIG’s ratings early in the week of September 15, 2008. Also on Friday, September 12, 2008, AIG’s subsidiaries, International Lease Finance Corporation (ILFC) and American General Finance, Inc. (AGF), were unable to replace all of their maturing commercial paper with new issuances of commercial paper. As a result, AIG advanced loans to these subsidiaries to meet their commercial paper obligations.

The Accelerated Capital Raise Attempt

As a result of S&P’s action, AIG accelerated the process of attempting to raise additional capital and over the weekend of September 13 and 14, 2008 discussed potential capital injections and other liquidity measures with private equity firms, sovereign wealth funds and other potential investors. AIG kept the United States Department of the Treasury and the NY Fed informed of these efforts. AIG also engaged Blackstone Advisory Services LP to assist in developing alternatives, including a potential additional capital raise. Despite offering a number of different structures through this process, AIG did not receive a proposal it could act upon in a timely fashion. AIG’s difficulty in this regard resulted in part from the dramatic decline in its common stock price from $22.76 on September 8, 2008 to $12.14 on September 12, 2008. This decrease in stock price made it unlikely that AIG would be able to raise the large amounts of capital that would be necessary if AIG’s long-term debt ratings were downgraded.

AIG Attempts to Enter into a Syndicated Secured Lending Facility

On Monday, September 15, 2008, AIG was again unable to access the commercial paper market for its primary commercial paper programs, AIG Funding, ILFC and AGF. Payments under the programs totaled $2.2 billion for the day, and AIG advanced loans to ILFC and AGF to meet their funding obligations. In addition, AIG experienced returns under its securities lending programs which led to cash payments of $5.2 billion to securities lending counterparts on that day.

On Monday morning, September 15, 2008, AIG met with representatives of Goldman, Sachs & Co., J.P. Morgan and the NY Fed to discuss the creation of a $75 billion secured lending facility to be syndicated among a number of large financial institutions. The facility was intended to act as a bridge loan to meet AIG parent’s liquidity needs until AIG could sell sufficient assets to stabilize and enhance its liquidity position. Goldman, Sachs & Co. and J.P. Morgan immediately commenced syndication efforts.

The Rating Agencies Downgrade AIG’s Long-Term Debt Rating

In the late afternoon of September 15, 2008, S&P downgraded AIG’s long-term debt rating by three notches, Moody’s downgraded AIG’s long-term debt rating by two notches and Fitch Ratings (Fitch) downgraded AIG’s long-term debt rating by two notches. As a consequence of the rating actions, AIGFP estimated that it would need in excess of $20 billion in order to fund additional collateral demands and transaction termination payments in a short period of time. Subsequently, in a period of approximately 15 days following the rating actions, AIGFP was required to fund approximately $32 billion, reflecting not only the effect of the rating actions but also changes in market values and other factors.

The Private Sector Solution Fails

By Tuesday morning, September 16, 2008, it had become apparent that Goldman, Sachs & Co. and J.P. Morgan were unable to syndicate a lending facility. Moreover, the downgrades, combined with a steep drop in AIG’s common stock price to $4.76 on September 15, 2008, had resulted in counterparties withholding payments from AIG and refusing to transact with AIG even on a secured short-term basis. As a result, AIG was unable to borrow in the short-term lending markets. To provide liquidity, on Tuesday, September 16, 2008 both ILFC and AGF drew down on their existing revolving credit facilities, resulting in borrowings of approximately $6.5 billion and $4.6 billion, respectively.

Also, on September 16, 2008, AIG was notified by its insurance regulators that it would no longer be permitted to borrow funds from its insurance company subsidiaries under a revolving credit facility that AIG maintained with certain of its insurance subsidiaries acting as lenders. Subsequently, the insurance regulators required AIG to repay

4    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

any outstanding loans under that facility and to terminate it. The intercompany facility was terminated effective September 22, 2008.

Fed Credit Agreement

By early Tuesday afternoon on September 16, 2008, it was clear that AIG had no viable private sector solution to its liquidity issues. At this point, AIG received the terms of a secured lending agreement that the NY Fed was prepared to provide. AIG estimated that it had an immediate need for cash in excess of its available liquid resources. That night, AIG’s Board of Directors approved borrowing from the NY Fed based on a term sheet that set forth the terms of the secured credit agreement and related equity participation. Over the next six days, AIG elected Edward M. Liddy Director, Chairman and CEO, replacing Robert Willumstad in those positions, and negotiated a definitive credit agreement with the NY Fed and borrowed, on a secured basis, approximately $37 billion from the NY Fed before formally entering into the Credit Agreement, dated as of September 22, 2008 (as amended, the Fed Credit Agreement) between AIG and the NY Fed, which established the credit facility (Fed Facility).

On September 22, 2008, AIG entered into the Fed Credit Agreement in the form of a two-year secured loan and a Guarantee and Pledge Agreement (the Pledge Agreement) with the NY Fed. See Note 13 to the Consolidated Financial Statements for more information regarding the terms of and borrowings under the Fed Credit Agreement and subsequent amendments thereto.

AIG’s Strategy for Stabilization and Repayment of the Fed Facility

In October 2008, AIG announced a restructuring of its operations, which contemplated retaining its U.S. property and casualty and foreign general insurance businesses and a continuing ownership interest in certain of its foreign life insurance operations while exploring disposition opportunities for its remaining businesses. Proceeds from sales of these assets are contractually required to be applied as mandatory prepayments pursuant to the terms of the Fed Credit Agreement. Also in October 2008, AIGFP began unwinding its businesses and portfolios. AIGFP is now entering into new derivative transactions only to maintain its current portfolio, reduce risk and hedge the currency and interest rate risks associated with its affiliated businesses. As part of its orderly wind-down, AIGFP is also opportunistically terminating contracts. Due to the long-term duration of AIGFP’s derivative contracts and the complexity of AIGFP’s portfolio, AIG expects that an orderly wind-down of AIGFP will take a substantial period of time.

On November 9, 2008, AIG, the NY Fed and the United States Department of the Treasury announced a set of transactions that were implemented during the fourth quarter of 2008 pursuant to which, among other actions, AIG issued $40 billion of fixed-rate cumulative perpetual serial preferred stock (Series D Preferred Stock) to the United States Department of the Treasury, terminated $62 billion of credit default swaps written by AIGFP and resolved and terminated its U.S. securities lending program.

On March 2, 2009, AIG, the NY Fed and the United States Department of the Treasury announced agreements in principle to modify the terms of the Fed Credit Agreement and the Series D Preferred Stock and to provide a $30 billion equity capital commitment facility. The parties also announced their intention to take a number of other actions intended to strengthen AIG’s capital position, enhance its liquidity, reduce its borrowing costs and facilitate AIG’s asset disposition program.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Note 23 to the Consolidated Financial Statements for a further discussion of this strategy.

AIG 2008 Form 10-K    5

American International Group, Inc., and Subsidiaries

Principal Business Units

The principal business units in each of AIG’s operating segments during 2008 are shown below. For information on AIG’s business segments, see Note 3 to the Consolidated Financial Statements.

General Insurance

American Home Assurance Company (American Home)
National Union Fire Insurance Company of Pittsburgh, Pa. (National Union)
New Hampshire Insurance Company (New Hampshire)
Lexington Insurance Company (Lexington)
The Hartford Steam Boiler Inspection and Insurance Company (HSB)1
Transatlantic Reinsurance Company
United Guaranty Residential Insurance Company
American International Underwriters Overseas, Ltd. (AIUO)
AIU Insurance Company (AIUI)

Life Insurance & Retirement Services

Domestic:	Foreign:

American General Life Insurance Company (AIG American General)	American Life Insurance Company (ALICO)
American General Life and Accident Insurance Company (AGLA)	AIG Star Life Insurance Co., Ltd. (AIG Star Life)
The United States Life Insurance Company in the City of New York (USLIFE)	AIG Edison Life Insurance Company (AIG Edison Life)
The Variable Annuity Life Insurance Company (VALIC)	American International Assurance Company, Limited, together with American International Assurance Company (Bermuda) Limited (AIA)
AIG Annuity Insurance Company (AIG Annuity)	American International Reinsurance Company Limited (AIRCO)
AIG SunAmerica Life Assurance Company (AIG SunAmerica)	Nan Shan Life Insurance Company, Ltd. (Nan Shan)
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
AIG Consumer Finance Group, Inc. (AIGCFG)
Imperial A.I. Credit Companies (A.I. Credit)

Asset Management

AIG SunAmerica Asset Management Corp. (SAAMCo)
AIG Global Asset Management Holdings Corp. and its subsidiaries and affiliated companies (collectively, AIG Investments)
AIG Private Bank Ltd. (AIG Private Bank)2
AIG Global Real Estate Investment Corp. (AIG Global Real Estate)

1 On December 22, 2008, AIG entered into a contract to sell HSB Group, Inc., the parent company of HSB, to Munich Re Group for $742 million. Subject to satisfaction of certain closing conditions, including regulatory approvals, AIG expects the sale to close by the end of the first quarter of 2009.
2 On December 1, 2008, AIG entered into a contract to sell AIG Private Bank to Aabar Investments PJSC for $328 million. Subject to satisfaction of certain closing conditions, including regulatory approvals, AIG expects the sale to close by the end of the first quarter of 2009.

6    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

At December 31, 2008, AIG and its subsidiaries had approximately 116,000 employees.

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

Throughout this Annual Report on Form 10-K, AIG presents its operations in the way it believes will be most meaningful, as well as most transparent. Certain of the measurements used by AIG management are “non-GAAP financial measures” under SEC rules and regulations. Statutory underwriting profit (loss) is determined in accordance with accounting principles prescribed by insurance regulatory authorities. For an explanation of why AIG management considers this “non-GAAP measure” useful to investors, see Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

AIG Property Casualty Group is comprised of Commercial Insurance, Transatlantic, Personal Lines and Mortgage Guaranty businesses.

AIG is diversified both in terms of classes of business and geographic locations. In General Insurance, workers’ compensation business is the largest class of business written and represented approximately 11 percent of net premiums written for the year ended December 31, 2008. During 2008, 9 percent, 5 percent and 5 percent of the direct General Insurance premiums written (gross premiums less return premiums and cancellations, excluding reinsurance assumed and before deducting reinsurance ceded) were written in California, New York and Texas, respectively. No other state or foreign country accounted for more than five percent of such premiums.

The majority of AIG’s General Insurance business is in the casualty classes, which tend to involve longer periods of time for the reporting and settling of claims. This may increase the risk and uncertainty with respect to AIG’s loss reserve development.

Commercial Insurance

AIG’s primary property casualty division is Commercial Insurance. Commercial Insurance’s business in the United States and Canada is conducted through American Home, National Union, Lexington, HSB and certain other General Insurance company subsidiaries of AIG. During 2008, Commercial Insurance accounted for 47 percent of AIG’s General Insurance net premiums written.

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

In addition to writing substantially all classes of business insurance, including large commercial or industrial property insurance, excess liability, inland marine, environmental, workers’ compensation and excess and umbrella coverages, Commercial Insurance offers many specialized forms of insurance such as aviation, accident and health,

AIG 2008 Form 10-K    7

American International Group, Inc., and Subsidiaries

equipment breakdown, directors and officers liability (D&O), difference-in-conditions, kidnap-ransom, export credit and political risk, and various types of professional errors and omissions coverages. Also included in Commercial Insurance are the operations of AIG Risk Management, which provides insurance and risk management programs for large corporate customers and is a leading provider of customized structured insurance products, and AIG Environmental, which focuses specifically on providing specialty products to clients with environmental exposures. Lexington writes surplus lines for risks on which conventional insurance companies do not readily provide insurance coverage, either because of complexity or because the coverage does not lend itself to conventional contracts. The AIG Worldsource Division introduces and coordinates AIG’s products and services to U.S.-based multinational clients and foreign corporations doing business in the U.S.

Transatlantic

Transatlantic Holdings, Inc. (Transatlantic) subsidiaries offer reinsurance capacity on both a treaty and facultative basis both in the United States and abroad. Transatlantic structures programs for a full range of property and casualty products with an emphasis on specialty risk. Transatlantic is a public company owned 58.9 percent by AIG and therefore is included in AIG’s consolidated financial statements.

Personal Lines

AIG’s Personal Lines operations provide automobile insurance through 21st Century Insurance, its direct marketing distribution channel, and the Agency Auto Division, its independent agent/broker distribution channel. It also provides a broad range of coverages for high net worth individuals through the AIG Private Client Group (Private Client Group). Coverages for the Personal Lines operations are written predominantly in the United States.

Mortgage Guaranty

The main business of the subsidiaries of United Guaranty Corporation (UGC) is the issuance of residential mortgage guaranty insurance, both domestically and internationally, that covers the first loss for credit defaults on high loan-to-value conventional first-lien mortgages for the purchase or refinance of one to four family residences.

On October 13, 2008, United Guaranty Residential Insurance Company (UGRIC) and United Guaranty Mortgage Indemnity Company (UGMIC) were downgraded from A+ to A- and placed on CreditWatch negative by S&P, and on February 13, 2009, UGRIC was downgraded from Aa3 to A3 and placed under review for possible downgrade by Moody’s. All U.S-based mortgage insurers are currently subject to a Government Sponsored Enterprise (GSE) remediation plan as a result of industry-wide rating agency downgrades. UGRIC and UGMIC continue to write new domestic first-lien mortgage insurance and remain eligible mortgage insurers with Fannie Mae and Freddie Mac.

Foreign General Insurance

AIG’s Foreign General Insurance group writes both commercial and consumer lines of insurance which is primarily underwritten through American International Underwriters (AIU), a marketing unit consisting of wholly owned agencies and insurance companies. The Foreign General Insurance group also includes business written by AIG’s foreign-based insurance subsidiaries. The Foreign General Insurance group uses various marketing methods and multiple distribution channels to write both commercial and consumer lines insurance with certain refinements for local laws, customs and needs. AIU operates in Asia, the Pacific Rim, Europe, the U.K., Africa, the Middle East and Latin America. During 2008, the Foreign General Insurance group accounted for 32 percent of AIG’s General Insurance net premiums written.

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

8    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

The liability for unpaid claims and claims adjustment expense (loss reserves) established with respect to foreign business are set and monitored in terms of the currency in which payment is expected to be made. Therefore, no assumption is included for changes in currency rates. See also Note 1(dd) to the Consolidated Financial Statements.

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

The “Analysis of Consolidated Losses and Loss Expense Reserve Development” table presents the development of net losses and loss expense reserves for calendar years 1998 through 2008. Immediately following this table is a second table that presents all data on a basis that excludes asbestos and environmental net losses and loss expense reserve development. The opening reserves held are shown at the top of the table for each year-end date. The amount of loss reserve discount included in the opening reserve at each date is shown immediately below the reserves held for each year. The undiscounted reserve at each date is thus the sum of the discount and the reserve held.

The upper half of the table presents the cumulative amounts paid during successive years related to the undiscounted opening loss reserves. For example, in the table that excludes asbestos and environmental losses, with respect to the net losses and loss expense reserve of $25.29 billion at December 31, 2001, by the end of 2008 (seven years later) $36.35 billion had actually been paid in settlement of these net loss reserves. In addition, as reflected in the lower section of the table, the original undiscounted reserve of $26.71 billion was reestimated to be $46.69 billion at December 31, 2008. This increase from the original estimate generally results from a combination of a number of factors, including reserves being settled for larger amounts than originally estimated. The original estimates will also be increased or decreased as more information becomes known about the individual claims and overall claim frequency and severity patterns. The redundancy (deficiency) depicted in the table, for any particular calendar year, presents the aggregate change in estimates over the period of years subsequent to the calendar year reflected at the top of the respective column heading. For example, the deficiency of $107 million at December 31, 2008 related to December 31, 2007 net losses and loss expense reserves of $70.03 billion represents the cumulative amount by which reserves in 2007 and prior years have developed unfavorably during 2008.

The bottom of each table below presents the remaining undiscounted and discounted net loss reserve for each year. For example, in the table that excludes asbestos and environmental losses, for the 2003 year-end, the remaining undiscounted reserves held at December 31, 2008 are $15.40 billion, with a corresponding discounted net reserve of $14.36 billion.

AIG 2008 Form 10-K    9

American International Group, Inc., and Subsidiaries

Analysis of Consolidated Losses and Loss Expense Reserve Development

The following table presents for each calendar year the losses and loss expense reserves and the development thereof including those with respect to asbestos and environmental claims. See also Management’s Discussion and Analysis of Financial Condition and Results of Operations — Operating Review — General Insurance Operations — Liability for unpaid claims and claims adjustment expense.

	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008
	(In millions)

Net Reserves Held	$25,418	$25,636	$25,684	$26,005	$29,347	$36,228	$47,254	$57,476	$62,630	$69,288	$72,455
Discount (in Reserves Held)	897	1,075	1,287	1,423	1,499	1,516	1,553	2,110	2,264	2,429	2,574
Net Reserves Held (Undiscounted)	26,315	26,711	26,971	27,428	30,846	37,744	48,807	59,586	64,894	71,717	75,029
Paid (Cumulative) as of:
One year later	7,205	8,266	9,709	11,007	10,775	12,163	14,910	15,326	14,862	16,531
Two years later	12,382	14,640	17,149	18,091	18,589	21,773	24,377	25,152	24,388
Three years later	16,599	19,901	21,930	23,881	25,513	28,763	31,296	32,295
Four years later	20,263	23,074	26,090	28,717	30,757	33,825	36,804
Five years later	22,303	25,829	29,473	32,685	34,627	38,087
Six years later	24,114	28,165	32,421	35,656	37,778
Seven years later	25,770	30,336	34,660	38,116
Eight years later	27,309	31,956	36,497
Nine years later	28,626	33,489
Ten years later	29,799

	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008
	(In millions)

Net Reserves Held (Undiscounted)	$26,315	$26,711	$26,971	$27,428	$30,846	$37,744	$48,807	$59,586	$64,894	$71,717	$75,029
Undiscounted Liability as of:
One year later	25,897	26,358	26,979	31,112	32,913	40,931	53,486	59,533	64,238	71,873
Two years later	25,638	27,023	30,696	33,363	37,583	49,463	55,009	60,126	64,764
Three years later	26,169	29,994	32,732	37,964	46,179	51,497	56,047	61,242
Four years later	28,021	31,192	36,210	45,203	48,427	52,964	57,618
Five years later	28,607	33,910	41,699	47,078	49,855	54,870
Six years later	30,632	38,087	43,543	48,273	51,560
Seven years later	33,861	39,597	44,475	49,803
Eight years later	34,986	40,217	45,767
Nine years later	35,556	41,168
Ten years later	36,161
Net Redundancy / (Deficiency)	(9,846)	(14,457)	(18,796)	(22,375)	(20,714)	(17,126)	(8,811)	(1,656)	130	(156)
Remaining Reserves (Undiscounted)	6,362	7,679	9,270	11,687	13,782	16,783	20,814	28,947	40,376	55,342
Remaining Discount	453	537	644	768	903	1,040	1,190	1,398	1,691	2,113
Remaining Reserves	5,909	7,142	8,626	10,919	12,879	15,743	19,624	27,549	38,685	53,229

10    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

The following table presents the gross liability (before discount), reinsurance recoverable and net liability recorded at each year-end and the reestimation of these amounts as of December 31, 2008:

	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008
	(In millions)

Gross Liability, End of Year	$36,973	$37,278	$39,222	$42,629	$48,173	$53,387	$63,431	$79,279	$82,263	$87,929	$91,832
Reinsurance Recoverable, End of Year	10,658	10,567	12,251	15,201	17,327	15,643	14,624	19,693	17,369	16,212	16,803
Net Liability, End of Year	26,315	26,711	26,971	27,428	30,846	37,744	48,807	59,586	64,894	71,717	75,029
Reestimated Gross Liability	55,592	61,885	68,507	73,240	74,920	75,807	76,619	82,943	82,923	88,264
Reestimated Reinsurance Recoverable	19,431	20,717	22,740	23,437	23,360	20,937	19,001	21,701	18,159	16,391
Reestimated Net Liability	36,161	41,168	45,767	49,803	51,560	54,870	57,618	61,242	64,764	71,873
Cumulative Gross
Redundancy/(Deficiency)	(18,619)	(24,607)	(29,285)	(30,611)	(26,747)	(22,420)	(13,188)	(3,664)	(660)	(335)

Analysis of Consolidated Losses and Loss Expense Reserve Development Excluding Asbestos and Environmental Losses and Loss Expense Reserve Development

The following table presents for each calendar year the losses and loss expense reserves and the development thereof excluding those with respect to asbestos and environmental claims. See also Management’s Discussion and Analysis of Financial Condition and Results of Operations — Operating Review — General Insurance Operations — Liability for unpaid claims and claims adjustment expense.

	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008
	(In millions)

Net Reserves Held	$24,554	$24,745	$24,829	$25,286	$28,650	$35,559	$45,742	$55,227	$60,451	$67,597	$71,062
Discount (in Reserves Held)	897	1,075	1,287	1,423	1,499	1,516	1,553	2,110	2,264	2,429	2,574
Net Reserves Held (Undiscounted)	25,451	25,820	26,116	26,709	30,149	37,075	47,295	57,337	62,715	70,026	73,636
Paid (Cumulative) as of:
One year later	7,084	8,195	9,515	10,861	10,632	11,999	14,718	15,047	14,356	16,183
Two years later	12,190	14,376	16,808	17,801	18,283	21,419	23,906	24,367	23,535
Three years later	16,214	19,490	21,447	23,430	25,021	28,129	30,320	31,163
Four years later	19,732	22,521	25,445	28,080	29,987	32,686	35,481
Five years later	21,630	25,116	28,643	31,771	33,353	36,601
Six years later	23,282	27,266	31,315	34,238	36,159
Seven years later	24,753	29,162	33,051	36,353
Eight years later	26,017	30,279	34,543
Nine years later	26,832	31,469
Ten years later	27,661

AIG 2008 Form 10-K    11

American International Group, Inc., and Subsidiaries

	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008
	(In millions)

Net Reserves Held (Undiscounted)	$25,451	$25,820	$26,116	$26,709	$30,149	$37,075	$47,295	$57,337	$62,715	$70,026	$73,636
Undiscounted Liability as of:
One year later	24,890	25,437	26,071	30,274	32,129	39,261	51,048	57,077	62,043	70,133
Two years later	24,602	26,053	29,670	32,438	35,803	46,865	52,364	57,653	62,521
Three years later	25,084	28,902	31,619	36,043	43,467	48,691	53,385	58,721
Four years later	26,813	30,014	34,102	42,348	45,510	50,140	54,908
Five years later	27,314	31,738	38,655	44,018	46,925	51,997
Six years later	28,345	34,978	40,294	45,201	48,584
Seven years later	30,636	36,283	41,213	46,685
Eight years later	31,556	36,889	42,459
Nine years later	32,113	37,795
Ten years later	32,672
Net Redundancy/(Deficiency)	(7,221)	(11,975)	(16,343)	(19,976)	(18,435)	(14,922)	(7,613)	(1,384)	194	(107)
Remaining Reserves (Undiscounted)	5,011	6,326	7,916	10,332	12,425	15,396	19,427	27,558	38,986	53,950
Remaining Discount	453	537	644	768	903	1,040	1,190	1,398	1,691	2,113
Remaining Reserves	4,558	5,789	7,272	9,564	11,522	14,356	18,237	26,160	37,295	51,837

The following table presents the gross liability (before discount), reinsurance recoverable and net liability recorded at each year-end and the reestimation of these amounts as of December 31, 2008:

	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008
	(In millions)

Gross Liability, End of Year	$34,474	$34,666	$36,777	$40,400	$46,036	$51,363	$59,790	$73,808	$77,111	$83,551	$87,973
Reinsurance Recoverable, End of Year	9,023	8,846	10,661	13,691	15,887	14,288	12,495	16,472	14,396	13,525	14,337
Net Liability, End of Year	25,451	25,820	26,116	26,709	30,149	37,075	47,295	57,336	62,715	70,026	73,636
Reestimated Gross Liability	46,549	53,249	60,393	65,655	67,678	68,955	70,056	76,802	77,439	83,658
Reestimated Reinsurance Recoverable	13,877	15,454	17,934	18,970	19,094	16,958	15,148	18,081	14,918	13,525
Reestimated Net Liability	32,672	37,795	42,459	46,685	48,584	51,997	54,908	58,721	62,521	70,133
Cumulative Gross
Redundancy/(Deficiency)	(12,075)	(18,583)	(23,616)	(25,255)	(21,642)	(17,592)	(10,266)	(2,994)	(328)	(107)

The liability for unpaid claims and claims adjustment expense as reported in AIG’s consolidated balance sheet at December 31, 2008 differs from the total reserve reported in the Annual Statements filed with state insurance departments and, where appropriate, with foreign regulatory authorities. The differences at December 31, 2008 relate primarily to reserves for certain foreign operations not required to be reported in the United States for statutory reporting purposes. Further, statutory practices in the United States require reserves to be shown net of applicable reinsurance recoverable.

The reserve for gross losses and loss expenses is prior to reinsurance and represents the accumulation for reported losses and IBNR. Management reviews the adequacy of established gross loss reserves in the manner previously described for net loss reserves.

For further discussion regarding net reserves for losses and loss expenses, see Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Segment Results — General Insurance Operations — Liability for unpaid claims and claims adjustment expense.

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

12    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

Foreign Life Insurance & Retirement Services

In its Foreign Life Insurance & Retirement Services businesses, AIG operates principally through ALICO, AIG Star Life, AIG Edison Life, AIA, Nan Shan and Philamlife. ALICO is incorporated in Delaware and all of its business is written outside the United States. ALICO has operations either directly or through subsidiaries in Europe, including the U.K., Latin America, the Caribbean, the Middle East, South Asia and the Far East, with Japan being the largest territory. AIA operates primarily in China (including Hong Kong), Singapore, Malaysia, Thailand, Korea, Australia, New Zealand, Vietnam, Indonesia and India. The operations in India are conducted through a joint venture, Tata AIG Life Insurance Company Limited. Nan Shan operates in Taiwan. Philamlife is the largest life insurer in the Philippines. AIG Star Life and AIG Edison Life operate in Japan. Operations in foreign countries comprised 80 percent of Life Insurance & Retirement Services premiums and other considerations in 2008.

The Foreign Life Insurance & Retirement Services companies have over 350,000 full and part-time agents, as well as independent producers, and sell their products largely to indigenous persons in local and foreign currencies. In addition to the agency outlets, these companies also distribute their products through direct marketing channels, such as mass marketing, and through brokers and other distribution outlets, such as financial institutions in 2008.

Domestic Life Insurance and Domestic Retirement Services

AIG’s principal Domestic Life Insurance and Domestic Retirement Services operations include AGLA, AIG American General, AIG Annuity, USLIFE, VALIC and AIG SunAmerica. These companies utilize multiple distribution channels including independent producers, brokerage, career agents and financial institutions to offer life insurance, annuity and accident and health products and services, as well as financial and other investment products. The Domestic Life Insurance and Domestic Retirement Services operations comprised 20 percent of total Life Insurance & Retirement Services premiums and other considerations.

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

Various AIG profit centers, including Commercial Insurance, AIU and AIG Risk Finance, as well as certain Life Insurance subsidiaries, use AIRCO as a reinsurer for certain of their businesses. In Bermuda, AIRCO discounts reserves attributable to certain classes of business assumed from other AIG subsidiaries.

For a further discussion of reinsurance, see Item 1A. Risk Factors — Reinsurance; Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Insurance Risk Management — Reinsurance; and Note 1 to the Consolidated Financial Statements.

AIG 2008 Form 10-K    13

American International Group, Inc., and Subsidiaries

Insurance Investment Operations

A significant portion of AIG’s General Insurance and Life Insurance & Retirement Services revenues are derived from AIG’s insurance investment operations. The following table summarizes the investment results of the insurance operations:

	Annual Average Cash and Invested Assets			Return on	Return on
	Cash (including			Average Cash	Average
	short-term	Invested		and Invested	Invested
Years Ended December 31,	investments)(a)	Assets(a)	Total	Assets(b)	Assets(c)
	(In millions)

General Insurance:
2008	$9,766	$111,435	$121,201	2.9%	3.1%
2007	5,874	117,050	122,924	5.0	5.2
2006	3,201	102,231	105,432	5.4	5.6
2005	2,450	86,211	88,661	4.5	4.7
2004	2,012	73,338	75,350	4.2	4.4
Life Insurance & Retirement Services:
2008	$29,278	$385,980	$415,258	2.4%	2.6%
2007	25,926	423,743	449,669	5.0	5.3
2006	13,698	392,348	406,046	4.9	5.1
2005	11,137	356,839	367,976	5.1	5.2
2004	7,737	309,627	317,364	4.9	5.1

(a)	Including investment income due and accrued and real estate. Also, includes collateral assets invested under the securities lending program.

(b)	Net investment income divided by the annual average sum of cash and invested assets.

(c)	Net investment income divided by the annual average invested assets.

AIG’s worldwide insurance investment policy places primary emphasis on investments in government and fixed income securities in all of its portfolios and, to a lesser extent, investments in high-yield bonds, common stocks, real estate, hedge funds and other alternative investments, in order to enhance returns on policyholders’ funds and generate net investment income. The ability to implement this policy is somewhat limited in certain territories as there may be a lack of attractive long-term investment opportunities or investment restrictions may be imposed by the local regulatory authorities.

Financial Services Operations

AIG’s Financial Services subsidiaries engage in diversified activities including aircraft leasing, capital markets, consumer finance and insurance premium finance. Together, the Aircraft Leasing, Capital Markets and Consumer Finance operations generate the majority of the revenues produced by the Financial Services operations. A.I. Credit also contributes to Financial Services results principally by providing insurance premium financing for both AIG’s policyholders and those of other insurers.

Aircraft Leasing

AIG’s Aircraft Leasing operations are the operations of ILFC, which generates its revenues primarily from leasing new and used commercial jet aircraft to foreign and domestic airlines. Revenues also result from the remarketing of commercial jet aircraft for ILFC’s own account, and remarketing and fleet management services for airlines and financial institutions. See also Note 3 to Consolidated Financial Statements.

Capital Markets

Capital Markets is comprised of the operations of AIGFP, which engaged as principal in a wide variety of financial transactions, including standard and customized financial products involving commodities, credit,

14    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

currencies, energy, equities and interest rates. AIGFP also invests in a diversified portfolio of securities and principal investments and engages in borrowing activities that involve issuing standard and structured notes and other securities and entering into guaranteed investment agreements (GIAs). Due to the extreme market conditions experienced in 2008, the downgrades of AIG’s credit ratings by the rating agencies, as well as AIG’s intent to refocus on its core businesses, AIGFP has begun to unwind its businesses and portfolios including those associated with credit protection written through credit default swaps on super senior risk tranches of diversified pools of loans and debt securities. See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Outlook — Financial Services.

Consumer Finance

AIG’s Consumer Finance operations in North America are principally conducted through AGF. AGF derives most of its revenues from finance charges assessed on real estate loans, secured and unsecured non-real estate loans and retail sales finance receivables. In the second quarter of 2008, AGF ceased its wholesale originations (originations through mortgage brokers). In light of severe stress in the U.S. housing sector, AGF also closed 179 branch offices and reduced new loan originations in the fourth quarter of 2008.

AIG’s foreign consumer finance operations are principally conducted through AIGCFG. AIGCFG operates primarily in emerging and developing markets. AIGCFG has operations in Argentina, China, Brazil, Hong Kong, Mexico, the Philippines, Poland, Taiwan, Thailand, India and Colombia. Through February 18, 2009, AIGCFG had entered into contracts to sell certain of its operations in Taiwan, Thailand and the Philippines.

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

Revenues and operating income (loss) for Asset Management are affected by the general conditions in the equity and credit markets. In addition, net realized gains (losses) and performance fee (carried interest) revenues are contingent upon various fund closings, maturity levels, investment management performance and market conditions.

Spread-Based Investment Business

AIG’s Spread-Based Investment business includes the results of AIG’s proprietary spread-based investment operations, the Matched Investment Program (MIP) and the Guaranteed Investment Contracts (GIC), which the MIP replaced. Due to the extreme market conditions experienced in 2008 and the downgrades of AIG’s credit ratings, the MIP is currently in run-off. As previously disclosed, the GIC has been in run-off since the inception of the MIP in 2006. No additional debt issuances are expected for either the MIP or GIC for the foreseeable future.

Institutional Asset Management

AIG’s Institutional Asset Management business, conducted through AIG Investments, provides an array of investment products and services globally to institutional investors, pension funds, AIG subsidiaries, AIG affiliates and high net worth investors. These products include traditional equity and fixed maturity securities, and a wide range of real estate, private banking and alternative asset classes. Services include investment advisory and sub-advisory services, investment monitoring and transaction structuring. Within the equity and fixed maturity asset classes, AIG Investments offers various forms of structured investments. Within the alternative asset class, AIG Investments offers hedge and private equity funds and fund-of-funds, direct investments and distressed debt investments. AIG Global Real Estate provides a wide range of real estate investment, development and management services for AIG subsidiaries, as well as for third-party institutional investors, pension funds and high net worth investors. AIG Global Real Estate also maintains a proprietary real estate investment portfolio through various joint venture platforms.

AIG 2008 Form 10-K    15

American International Group, Inc., and Subsidiaries

AIG expects to divest its Institutional Asset Management businesses consisting of investment services that are offered to third-party clients. The businesses offered for sale exclude those investment services providing traditional fixed income and shorter duration asset and liability management for AIG’s insurance company subsidiaries. AIG expects to continue relationships with the divested businesses for other investment management services used by those subsidiaries.

AIG Investments previously acquired alternative investments, primarily consisting of direct private equity and private equity fund investments, with the intention of “warehousing” such investments until the investment or economic benefit thereof could be transferred to a fund or other AIG-managed investment product. However, AIG Investments’ intended launch of such new products and funds has been indefinitely postponed. As a result of this decision, AIG will retain these investments with a net asset value of $1.1 billion at December 31, 2008 as proprietary investments until they can be divested. Unaffiliated investment commitments associated with these investments were approximately $720 million at December 31, 2008 and are expected to be funded over the next five years. AIG accounts for these investments based on the attributes of the investment using consolidation, equity or cost accounting methods, as appropriate.

Other Operations

AIG’s Other operations include interest expense, restructuring costs, expenses of corporate staff not attributable to specific business segments, expenses related to efforts to improve internal controls, corporate initiatives, certain compensation plan expenses and the settlement costs more fully described in Note 14(a) to the Consolidated Financial Statements.

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

For additional information regarding the business of AIG on a consolidated basis, the contributions made to AIG’s consolidated revenues and operating income and the assets held by its General Insurance, Life Insurance & Retirement Services, Financial Services and Asset Management operations and Other operations, see Selected Financial Data, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes 1 and 3 to the Consolidated Financial Statements.

Locations of Certain Assets

As of December 31, 2008, approximately 39 percent of the consolidated assets of AIG were located in foreign countries (other than Canada), including $7.7 billion of cash and securities on deposit with foreign regulatory authorities. Foreign operations and assets held abroad may be adversely affected by political developments in foreign countries, including tax changes, nationalization and changes in regulatory policy, as well as by consequence of hostilities and unrest. The risks of such occurrences and their overall effect upon AIG vary from country to country and cannot easily be predicted. If expropriation or nationalization does occur, AIG’s policy is to take all appropriate measures to seek recovery of such assets. Certain of the countries in which AIG’s business is conducted have currency restrictions which generally cause a delay in a company’s ability to repatriate assets and profits. See also Item 1A. Risk Factors — Foreign Operations and Notes 1 and 3 to the Consolidated Financial Statements.

Regulation

AIG’s operations around the world are subject to regulation by many different types of regulatory authorities, including insurance, securities, investment advisory, banking and thrift regulators in the United States and abroad. AIG’s operations have become more diverse and consumer-oriented, increasing the scope of regulatory supervision and the possibility of intervention. In light of AIG’s liquidity problems in the third and fourth quarters of 2008, AIG and its regulated subsidiaries have been subject to intense review and supervision around the world. Regulators have taken significant steps to protect the businesses of the entities they regulate. These steps have included:

•	restricting or prohibiting the payment of dividends to AIG;

16    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

•	restricting or prohibiting other payments to AIG;

•	requesting additional capital contributions by AIG;

•	requesting that intercompany reinsurance reserves be covered by assets locally;

•	restricting the business in which the subsidiaries may engage;

•	requiring pre-approval of all proposed transactions between the regulated subsidiaries and AIG or any with affiliates; and

•	requiring more frequent reporting, including with respect to capital and liquidity positions.

These and other actions have made it challenging for AIG to continue to engage in business in the ordinary course. AIG does not expect these conditions to change until its financial situation stabilizes.

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

AIG has taken various steps to enhance the capital positions of the AIG Property Casualty Group companies. AIG entered into capital maintenance agreements with these companies that set forth procedures through which AIG will provide ongoing capital support. Also, in order to allow the AIG Property Casualty Group companies to record as an admitted asset at December 31, 2008 certain reinsurance ceded to non-U.S. reinsurers (which has the effect of maintaining the level of the statutory surplus of such companies), AIG obtained and entered into reimbursement agreements for approximately $1.6 billion of letters of credit issued

AIG 2008 Form 10-K    17

American International Group, Inc., and Subsidiaries

by several commercial banks in favor of certain AIG Property Casualty Group companies and funded trusts totalling $2.9 billion. Finally, AIG has agreed to contribute capital to the AIG Property Casualty Group companies that hold shares of Transatlantic if, upon selling their Transatlantic shares they receive less than the shares’ statutory book value. The amount of the capital contribution would equal the difference between the aggregate statutory book value of the shares they sold and the aggregate cash proceeds they received in respect to those shares.

In the U.S., the Risk-Based Capital (RBC) formula is designed to measure the adequacy of an insurer’s statutory surplus in relation to the risks inherent in its business. Thus, inadequately capitalized general and life insurance companies may be identified. The U.S. RBC formula develops a risk-adjusted target level of statutory surplus by applying certain factors to various asset, premium and reserve items. Higher factors are applied to more risky items and lower factors are applied to less risky items. Thus, the target level of statutory surplus varies not only as a result of the insurer’s size, but also based on the risk profile of the insurer’s operations.

The RBC Model Law provides for four incremental levels of regulatory attention for insurers whose surplus is below the calculated RBC target. These levels of attention range in severity from requiring the insurer to submit a plan for corrective action to placing the insurer under regulatory control.

The statutory surplus of each of AIG’s AIG Property Casualty Group and U.S.-based Life Insurance subsidiaries exceeded their RBC minimum required levels as of December 31, 2008.

To the extent that any of AIG’s insurance entities would fall below prescribed levels of statutory surplus, it would be AIG’s intention to provide appropriate capital or other types of support to that entity.

A substantial portion of AIG’s General Insurance business and a majority of its Life Insurance business is conducted in foreign countries. The degree of regulation and supervision in foreign jurisdictions varies. Generally, AIG, as well as the underwriting companies operating in such jurisdictions, must satisfy local regulatory requirements. Licenses issued by foreign authorities to AIG subsidiaries are subject to modification or revocation by such authorities, and these subsidiaries could be prevented from conducting business in certain of the jurisdictions where they currently operate. A change in control of AIG, such as that resulting from the issuance of the Series C Preferred Stock (described in Note 15 to the Consolidated Financial Statements), or changes in the ownership of a regulated subsidiary that may result from a disposition of the subsidiary or the repayment of outstanding amounts under the Fed Facility with subsidiary preferred equity, may also trigger change of control requirements in jurisdictions around the world and result in other regulatory actions.

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

See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity — Regulation and Supervision and Note 16 to Consolidated Financial Statements.

Competition

AIG’s businesses operate in highly competitive environments, both domestically and overseas. Principal sources of competition are insurance companies, banks, investment banks and other non-bank financial institutions.

The insurance industry in particular is highly competitive. Within the United States, AIG’s General Insurance subsidiaries compete with approximately 3,400 other stock companies, specialty insurance organizations, mutual companies and other underwriting organizations. AIG’s Life Insurance & Retirement Services subsidiaries compete in the United States with approximately 2,100 life insurance companies and other participants in related financial services fields. Overseas, AIG’s subsidiaries compete for business with the foreign insurance operations of large U.S. insurers and with global insurance groups and local companies in particular areas in which they are active.

18    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

As a result of the reduction of the credit ratings of AIG and its subsidiaries, uncertainty relating to AIG’s financial condition and AIG’s asset disposition plan, AIG’s businesses have faced and continue to face intense competition to retain existing customers and to maintain business with existing customers and counterparties at historical levels. Further, AIG has been and continues to be at a significant disadvantage in soliciting new customers. AIG expects these difficult conditions to continue for the foreseeable future.

Competition is also intense for key employees. The announced asset dispositions, decline in AIG’s common stock price and uncertainty surrounding AIG’s financial condition have adversely affected AIG’s ability to retain key employees and to attract new employees. While AIG has granted retention awards and taken other steps to retain its key employees, no assurance can be given that these actions will be successful.

For a further discussion of the risks of AIG’s disadvantage in soliciting new customers and losing key employees, see item 1A. Risk Factors — Employees.

Directors and Executive Officers of AIG

All directors of AIG are elected for one-year terms at the annual meeting of shareholders. All executive officers are elected to one-year terms, but serve at the pleasure of the Board of Directors.

Except as hereinafter noted, each of the executive officers has, for more than five years, occupied an executive position with AIG or companies that are now its subsidiaries. There are no arrangements or understandings between any executive officer and any other person pursuant to which the executive officer was elected to such position. Prior to joining AIG in September 2008, Mr. Liddy served at the private equity investment firm of Clayton, Dubilier & Rice, Inc. during 2008. From January 1999 until his retirement in April 2008, Mr. Liddy served as Chairman of the Board of The Allstate Corporation (Allstate), the parent of Allstate Insurance Company. He also served as Chief Executive Officer of Allstate from January 1999 to December 2006 and President from January 1995 to May 2005. Ms. Reynolds was President and Chief Executive Officer of Safeco Corporation from January 2006 to September 2008 and Chairman from May 2008 to September 2008. Previously, Ms. Reynolds served as President and Chief Executive Officer of AGL Resources, an Atlanta-based energy holding company, from 2000 to 2005 and Chairman from 2002 to 2005. From January 2000 until joining AIG in May 2004, Dr. Frenkel served as Chairman of Merrill Lynch International, Inc. Prior to joining AIG in September 2006, Ms. Kelly served as Executive Vice President and General Counsel of MCI/WorldCom. Previously, she was Senior Vice President and General Counsel of Sears, Roebuck and Co. from 1999 to 2003. From June 2004 until joining AIG in May 2007, Mr. Kaslow was a managing partner of QuanStar Group, LLC (an advisory services firm), and, from January 2002 until May 2004, Mr. Kaslow was Senior Executive Vice President of Human Resources for Vivendi Universal (an entertainment and telecommunications company).

AIG 2008 Form 10-K    19

American International Group, Inc., and Subsidiaries

Set forth below is information concerning the directors and executive officers of AIG as of February 18, 2009.

			Served as
			Director or
Name	Title	Age	Officer Since

Stephen F. Bollenbach	Director	66	2008
Dennis D. Dammerman	Director	63	2008
Martin S. Feldstein	Director	69	1987
Edward M. Liddy	Director and Chief Executive Officer	63	2008
George L. Miles, Jr.	Director	67	2005
Suzanne Nora Johnson	Director	51	2008
Morris W. Offit	Director	72	2005
James F. Orr III	Director	65	2006
Virginia M. Rometty	Director	50	2006
Michael H. Sutton	Director	67	2005
Edmund S. W. Tse	Director, Senior Vice Chairman — Life Insurance	70	1996
Richard H. Booth	Vice Chairman — Transition Planning and Chief Administrative Officer	61	2008
Jacob A. Frenkel	Vice Chairman — Global Economic Strategies	64	2004
Anastasia D. Kelly	Vice Chairman — Legal, Human Resources, Corporate Communications and Corporate Affairs	59	2006
Paula R. Reynolds	Vice Chairman — Chief Restructuring Officer	52	2008
Frank G. Wisner	Vice Chairman — External Affairs	70	1997
David L. Herzog	Executive Vice President and Chief Financial Officer	49	2005
Rodney O. Martin, Jr.	Executive Vice President — Life Insurance	56	2002
Kristian P. Moor	Executive Vice President — AIG Property Casualty Group	49	1998
Win J. Neuger	Executive Vice President	59	1995
Nicholas C. Walsh	Executive Vice President — Foreign General Insurance	58	2005
Jay S. Wintrob	Executive Vice President — Retirement Services	51	1999
William N. Dooley	Senior Vice President — Financial Services	56	1992
Andrew J. Kaslow	Senior Vice President and Chief Human Resources Officer	58	2007
Robert E. Lewis	Senior Vice President and Chief Risk Officer	57	1993
Monika M. Machon	Senior Vice President and Chief Investment Officer	48	2009
Brian T. Schreiber	Senior Vice President — Global Capital Planning and Analysis	43	2002

20    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

Item 1A.	Risk Factors

AIG has been significantly and adversely affected by recent events in the marketplace as well as in its businesses, and is subject to significant risks, as discussed below. Many of these risks are interrelated and occur under similar business and economic conditions, and the occurrence of certain of them may in turn cause the emergence, or exacerbate the effect, of others. Such a combination could materially increase the severity of the impact on AIG. As a result, should certain of these risks emerge, AIG may need additional support from the U.S. government. Without additional support from the U.S. government, in the future there could exist substantial doubt about AIG’s ability to continue as a going concern. See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Consideration of AIG’s Ability to Continue as a Going Concern and Note 1 to the Consolidated Financial Statements for a further discussion.

Proposed Transactions with the NY Fed and the United States Department of the Treasury

No assurance can be given that the NY Fed and the United States Department of the Treasury will complete the proposed transactions with AIG.  AIG has entered into certain agreements in principle and announced intentions to enter into transactions with the NY Fed and the United States Department of the Treasury described below and in Note 23 to the Consolidated Financial Statements. These proposed transactions are designed to promote AIG’s restructuring. Neither agreements in principle nor the intentions are legally binding, and neither the NY Fed nor the United States Department of the Treasury is bound to proceed with the transactions or complete them on the terms currently contemplated. AIG, however, expects to be able to complete these transactions and others necessary to enable an orderly restructuring and understands that the NY Fed and the United States Department of the Treasury remain committed to providing AIG with continued support. If AIG is unable to complete one or more of the proposed transactions, AIG’s credit ratings may be downgraded and AIG may not be able to complete its restructuring plan. See Credit and Financial Strength Ratings for a discussion of the impact of a downgrade in AIG’s credit ratings.

The proposed repayment of outstanding amounts under the Fed Facility with subsidiary preferred equity in holding companies for AIA and ALICO is complex and may need to be restructured.  The NY Fed’s proposed investment in two new holding companies for AIA and ALICO is unprecedented and it is possible that the terms of the exchange may change, perhaps materially.

Business and Credit Environment

AIG’s businesses, results of operations and financial condition have been materially and adversely affected by market conditions and will be materially affected by these conditions for the foreseeable future.  During 2008, worldwide economic conditions significantly deteriorated and the United States economy and most other major economies entered into a recession. It is difficult to predict how long global recessionary conditions will exist or the manner in which AIG’s markets, products, financial condition and businesses will be negatively affected in the future.

The global financial crisis has resulted in a lack of liquidity, highly volatile markets, a steep depreciation in asset values across all classes, an erosion of investor confidence, a widening of credit spreads, a lack of price transparency in many markets and the collapse or merger of several prominent financial institutions. Difficult economic conditions also resulted in increased unemployment and a severe decline in business activity across a wide range of industries and regions. Global regulators, governments and central banks have taken a number of unprecedented steps to address these issues but these steps have so far failed to prevent financial markets from declining by a very substantial amount, both in percentage terms and in absolute terms. It is unclear whether these measures will be effective or, if effective, when markets will stabilize.

AIG has been materially and adversely affected by these conditions and events in a number of ways, including:

•	the need to enter into transactions with the NY Fed and the United States Department of the Treasury, and to participate in generally available governmental programs addressing disruptions in financial markets;

•	severe and continued declines in the valuation and performance of its investment portfolio across all asset classes, leading to decreased investment income, material unrealized and realized losses, including other-

AIG 2008 Form 10-K    21

American International Group, Inc., and Subsidiaries

than-temporary impairments, both of which decreased AIG’s shareholders’ equity and, to a lesser extent, the regulatory capital of its subsidiaries;

•	significant credit losses due to the failure of, or governmental intervention with respect to, several prominent institutions;

•	impairment of goodwill in its insurance and financial services businesses; and

•	a general decline in business activity leading to reduced premium volume, increases in surrenders or cancellations of policies and increased competition from other insurers.

The consequences of these conditions have been more severe for AIG than for other insurers. Since the third quarter of 2008, AIG’s principal sources of liquidity have been the Fed Facility and issuances of commercial paper under the Commercial Paper Funding Facility established by the NY Fed (CPFF). Authorization for the CPFF to accept new issuances of commercial paper is set to expire on October 30, 2009, with all outstanding issuances under the program maturing by January 2010. Since mid-September 2008, AIG has had no access to funding in public markets.

Certain of AIG’s in-force and new business products in its life insurance businesses provide minimum benefit guarantees and crediting rates. Low interest rates driven by recessionary or deflationary environments could result in a negative spread between the yield produced by AIG’s investment portfolios and the underlying costs of these products. While potentially providing short-term benefits, long-term profitability of the business could be negatively affected by this negative spread and the volume and value of new business could be adversely affected by low interest rate environments.

Credit and Financial Strength Ratings

Adverse ratings actions regarding AIG’s long-term debt ratings by the major rating agencies would require AIG to post a substantial amount of additional collateral payments pursuant to, and/or permit the termination of, derivative transactions to which AIGFP is a party, which could further adversely affect AIG’s business and its consolidated results of operations, financial condition and liquidity. Additional obligations to post collateral or the costs of assignment, termination or obtaining alternative credit could exceed the amounts then available under the Fed Facility.  In the third quarter of 2008, S&P, Moody’s, Fitch and A.M. Best Company (A.M. Best) each downgraded the credit ratings of AIG Inc. and most of the Insurer Financial Strength Ratings of AIG’s insurance operating subsidiaries. In particular, S&P downgraded AIG’s long-term debt rating by three notches, Moody’s downgraded AIG’s long-term debt rating by two notches, Fitch downgraded AIG’s long-term debt rating by two notches and A.M. Best downgraded AIG’s issuer credit rating from a+ to bbb and most of AIG’s Insurer Financial Strength Ratings from A+ to A.

Subsequent to the rating actions referred to above, the following rating actions were taken:

•	Moody’s lowered AIG’s Senior Unsecured Debt rating to A3 from A2 and ILFC’s and American General Finance Corporation’s (AGF Corp.) Senior Unsecured Debt ratings to Baa1 from A3. Most ratings remain under review for possible downgrade with ILFC revised to under review with direction uncertain.

•	S&P revised the CreditWatch status on AIG’s and AGF Corp.’s ratings from CreditWatch Developing to CreditWatch Negative in October 2008. Subsequently, S&P lowered its long-term debt rating on ILFC from A– to BBB+, and its short-term debt rating from A−1 to A−2. The ratings remain on Credit Watch Developing. S&P lowered its long-term debt rating on AGF Corp. from BBB to BB+, and its short-term debt rating from A−3 to B. The long-term debt ratings were assigned a Negative Outlook. S&P also revised the credit watch status of AIG’s property and casualty subsidiaries from Credit Watch Developing to Credit Watch Negative.

•	Fitch lowered its long-term debt ratings on AGF Corp. from A to BBB. The ratings remain on Rating Watch Evolving. Fitch also removed the ratings of AIG, Inc. and its property and casualty subsidiaries from Rating Watch Evolving and assigned them a Stable Outlook.

22    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

•	A.M. Best affirmed the Insurer Financial Strength Ratings and Issuer Credit Ratings of the insurance subsidiaries of AIG, Inc. In addition A.M. Best affirmed the Issuer Credit Rating of AIG, Inc. These ratings were removed from Under Review with Negative Implications and assigned a Negative Outlook.

Credit ratings estimate a company’s ability to meet its obligations and may directly affect the cost and availability to that company of unsecured financing and its eligibility for certain government sponsored funding programs such as the CPFF, as discussed below. In the event of a further downgrade of AIG’s long-term senior debt ratings, AIGFP would be required to post additional collateral and AIG or certain of AIGFP’s counterparties would be permitted to elect early termination of contracts.

It is estimated that as of the close of business on February 18, 2009, based on AIGFP’s outstanding municipal GIAs, secured funding arrangements and financial derivative transactions (including AIGFP’s super senior credit default swap portfolio) at that date, a one-notch downgrade of AIG’s long-term senior debt ratings to Baa1 by Moody’s and BBB+ by S&P would permit counterparties to make additional collateral calls and permit either AIGFP or the counterparties to elect early termination of contracts, resulting in up to approximately $8 billion of corresponding collateral postings and termination payments, a two-notch downgrade to Baa2 by Moody’s and BBB by S&P would result in approximately $2 billion in additional collateral postings and termination payments, and a three-notch downgrade to Baa3 by Moody’s and BBB- by S&P would result in approximately $1 billion in additional collateral and termination payments.

The actual amount of collateral that AIGFP would be required to post to counterparties in the event of such downgrades, or the aggregate amount of payments that AIG could be required to make, would depend on market conditions, the fair value of outstanding affected transactions and other factors prevailing at the time of the downgrade. If AIG is unable to secure sufficient additional funding through the Fed Facility or otherwise, AIG could become insolvent.

ILFC is a party to two Export Credit Agency (ECA) facilities that require ILFC to segregate security deposits and maintenance reserves related to aircraft financed under these facilities into separate accounts in the event of a downgrade in ILFC’s credit ratings. In October 2008, Moody’s downgraded ILFC’s debt ratings, and ILFC was subsequently notified by the trustees under its ECA facilities that it would be required to segregate security deposits and maintenance reserves totaling approximately $260 million in separate accounts. Further downgrades would impose additional restrictions under these facilities, including the requirement to segregate rental payments and would require prior consent to withdraw funds from the segregated account.

For a further discussion of AIG’s liquidity, see Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity — Liquidity.

A downgrade in the short-term credit ratings of the commercial paper programs of certain AIG affiliates could make these issuers ineligible for participation in the CPFF.  AIG Funding and affiliates Curzon Funding LLC and Nightingale Finance LLC currently obtain financing through participation in the CPFF. As of February 18, 2009, AIG Funding, Curzon Funding LLC and Nightingale Finance LLC had $6.1 billion, $6.8 billion and $1.1 billion, respectively, outstanding under the CPFF. However, in the event of a downgrade of the short-term credit ratings applicable to the commercial paper programs of these issuers, they may no longer qualify for participation in the CPFF and would likely have significant difficulty obtaining access to alternative sources of liquidity. AIG’s subsidiary, ILFC, participated in the CPFF at December 31, 2008, but on January 21, 2009, S&P downgraded ILFC’s short-term debt rating and, as a result, ILFC lost access to the CPFF. The CPFF purchases only U.S. dollar-denominated commercial paper (including asset-backed commercial paper) that is rated at least A-1/P-1/F1 by a major nationally recognized statistical rating organization (NRSRO) or, if rated by multiple major NRSROs, is rated at least A-1/P-1/F1 by two or more major NRSROs. Accordingly, these AIG entities will lose access to the CPFF if:

•	AIG Funding’s short-term rating is downgraded by any two of S&P, Moody’s or Fitch;

•	Curzon Funding LLC’s short-term rating is downgraded by either S&P or Moody’s; or

•	Nightingale Finance LLC’s short-term rating is downgraded by either S&P or Moody’s.

Adverse rating actions could result in further reductions in credit limits extended to AIG and in a decline in the number of counterparties willing to transact with AIG or its affiliates.  To appropriately manage risk, AIG needs trading counterparties willing to extend sufficient credit limits to purchase and sell securities, commodities and

AIG 2008 Form 10-K    23

American International Group, Inc., and Subsidiaries

other assets, as well as to conduct hedging activities. To the extent that counterparties are unwilling to trade with or to extend adequate credit limits to AIG or its subsidiaries, AIG could be exposed to open positions or other unhedged risks, resulting in increased volatility of results and increased losses.

A downgrade in the Insurer Financial Strength ratings of AIG’s insurance companies could prevent the companies from writing new business and retaining customers and business.  Insurer Financial Strength ratings are an important factor in establishing the competitive position of insurance companies. Insurer Financial Strength ratings measure an insurance company’s ability to meet its obligations to contract holders and policyholders, help maintain public confidence in a company’s products, facilitate marketing of products and enhance a company’s competitive position.

Further downgrades of the Insurer Financial Strength ratings of AIG’s insurance companies may prevent these companies from offering products and services or result in increased policy cancellations or termination of assumed reinsurance contracts. Moreover, a downgrade in AIG’s credit ratings may, under credit rating agency policies concerning the relationship between parent and subsidiary ratings, result in a downgrade of the Insurer Financial Strength ratings of AIG’s insurance subsidiaries.

Liquidity

AIG parent’s ability to access funds from its subsidiaries is severely limited.  As a holding company, AIG parent depends significantly on dividends, distributions and other payments from its subsidiaries to fund payments due on AIG’s obligations, including its debt securities. Further, the majority of AIG’s investments are held by its regulated subsidiaries. In light of AIG’s current financial situation, many of AIG’s regulated subsidiaries have been significantly restricted from making dividend payments, or advancing funds, to AIG, and AIG expects these restrictions to continue. AIG’s subsidiaries also are limited in their ability to make dividend payments or advance funds to AIG because of the need to retain funds to conduct their own operations. These factors may hinder AIG’s ability to access funds that AIG may need to make payments on its obligations, including those arising from day-to-day business activities.

AIG parent’s ability to support its subsidiaries is limited.  Historically, AIG has provided capital and liquidity to its subsidiaries to maintain regulatory capital ratios, comply with rating agency requirements and meet unexpected cash flow obligations. AIG’s current limited access to liquidity may reduce or prevent AIG from providing support to its subsidiaries. If AIG is unable to provide support to a subsidiary having an immediate capital need, the subsidiary could become insolvent or, in the case of an insurance subsidiary or other regulated entity, could be seized by its regulator.

A significant portion of AIG’s investments are illiquid and are difficult to sell, or to sell in significant amounts at acceptable prices, to generate cash to meet AIG’s needs.  AIG’s investments in certain securities, including certain fixed income securities and certain structured securities, direct private equities, limited partnerships, hedge funds, mortgage loans, flight equipment, finance receivables and real estate are illiquid. These asset classes represented approximately 31 percent of the carrying value of AIG’s total cash and invested assets at December 31, 2008. In addition, the steep decline in the U.S. real estate market and the current disruption in the credit markets have materially adversely affected the liquidity of other AIG securities portfolios, including its residential and commercial mortgage-backed securities portfolios. If AIG requires significant amounts of cash on short notice in excess of anticipated cash requirements or is required to post or return collateral in connection with AIGFP’s derivative transactions, then AIG may have difficulty selling these investments or terminating these transactions in a timely manner or may be forced to sell or terminate them at unfavorable values.

If AIG fails to maintain compliance with the continued listing standards of the New York Stock Exchange (NYSE), the NYSE may initiate suspension and de-listing procedures, which will have a material adverse effect on the liquidity of AIG’s common stock.  AIG’s common stock and other securities are listed on the NYSE. AIG is subject to the NYSE’s continued listing requirements, including, among other things, the requirement that AIG maintain an average closing price equal to at least $1.00 over each consecutive 30-day trading period. The share price of AIG’s common stock has declined significantly since the third quarter of 2008, and recently has begun to close below $1.00. AIG has not been informed of any non-compliance by the NYSE, but there is no assurance that AIG will be able to maintain compliance with the NYSE’s continued listing standards or that, in the event of non-compliance, the NYSE will not take action to suspend and de-list AIG’s securities from trading. A de-listing would

24    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

have a significant adverse effect on the liquidity of AIG’s common stock, making it more difficult and expensive for AIG to raise additional capital.

Fed Facility and Series D Preferred Stock

The Fed Credit Agreement and the Series D Preferred Stock require AIG to devote significant resources to debt repayment and preferred stock dividends for the foreseeable future, thereby significantly reducing capital available for other purposes.  AIG is required to repay the five-year Fed Facility primarily from the proceeds of sales of assets, including businesses. The amount available under the Fed Facility is permanently reduced by the amount of such repayments as they are made. In addition, the $40 billion liquidation preference of the Series D Fixed Rate Cumulative Perpetual Preferred Stock (Series D Preferred Stock) issued to the United States Department of the Treasury accumulates dividends at 10 percent per year. These dividends, and the dividends on any other series of preferred stock issued by AIG, are not deductible for tax purposes.

AIG’s significant obligations require it to dedicate all of its proceeds from asset dispositions and a considerable portion of its cash flows from operations to the repayment of the Fed Facility, thereby reducing the funds available for investment in its businesses. Moreover, because AIG’s debt service and preferred stock dividend obligations are very high, AIG may be more vulnerable to competitive pressures and have less flexibility to plan for or respond to changing business and economic conditions.

A further inability to effect asset sales in accordance with its asset disposition plan or to do so at acceptable prices could result in AIG not being able to repay its borrowings under the Fed Facility. See Capital Resources and Liquidity Requirements — Asset Disposition Plan for a discussion of AIG’s asset disposition plan.

Borrowings available to AIG under the Fed Facility may not be sufficient to meet AIG’s funding needs and additional financing may not be available or could be prohibitively expensive.  Additional collateral calls, continued high surrenders of annuity and other policies, further downgrades in AIG’s credit ratings or a further deterioration in AIGFP’s remaining super senior credit default swap portfolio could cause AIG to require additional funding in excess of the borrowings available under the Fed Facility. In that event, AIG would be required to find additional financing and new financing sources. In the current business environment such financing could be difficult, if not impossible, to obtain and, if available, very expensive, and additional funding from the NY Fed, United States Department of the Treasury or other government sources may not be available. If AIG is unable to obtain sufficient financing to meet its capital needs, AIG could become insolvent.

Borrowings under the Fed Facility are subject to the NY Fed being satisfied with the collateral pledged by AIG.  A condition to borrowing under the Fed Facility is that the NY Fed be satisfied with the collateral pledged by AIG (including its value). It is possible that the NY Fed may determine that AIG’s collateral is insufficient to permit a borrowing for many reasons including:

•	a decline in the value of AIG’s businesses;

•	poor performance in one or more of AIG’s businesses; and

•	low prices received by AIG in its asset disposition plan.

Such a determination could limit AIG’s ability to borrow under the Fed Facility.

AIG must sell or otherwise dispose of significant assets to service the debt under the Fed Facility.  AIG must make asset dispositions to repay the borrowings under the Fed Facility. A continued delay or inability to effect these dispositions at acceptable prices and on acceptable terms could result in AIG being unable to repay the Fed Facility by its maturity date.

While AIG has adopted an asset disposition plan, as discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity — Asset Disposition Plan, this plan may not be successfully executed due to, among other things:

•	an inability of purchasers to obtain funding due to the deterioration in the credit markets;

•	a general unwillingness of potential buyers to commit capital in the difficult current market environment;

•	an adverse change in interest rates and borrowing costs; and

AIG 2008 Form 10-K    25

American International Group, Inc., and Subsidiaries

•	continued declines in AIG asset values and deterioration in its businesses.

Further, AIG may be unable to negotiate favorable terms in connection with asset sales, including with respect to price. As a result, AIG may need to modify its asset disposition plan to sell additional or different assets.

If AIG is not able to repay the Fed Facility from the proceeds of asset dispositions and cannot otherwise repay the Fed Facility in accordance with its terms, an event of default would result. In such an event, the NY Fed could enforce its security interest in AIG’s pledged collateral. In addition, an event of default or declaration of acceleration under the Fed Credit Agreement could also result in an event of default under other agreements. In such an event, AIG would likely not have sufficient liquid assets to meet its obligations under such agreements.

The Fed Credit Agreement includes financial and other covenants that impose restrictions on AIG’s financial and business operations.  The Fed Credit Agreement requires AIG to maintain a minimum aggregate liquidity level and restricts AIG’s ability to make certain capital expenditures. The Fed Credit Agreement also restricts AIG’s and its restricted subsidiaries’ ability to incur additional indebtedness, incur liens, merge, consolidate, sell assets, enter into hedging transactions outside the normal course of business, or pay dividends. These covenants could restrict AIG’s business and thereby adversely affect AIG’s results of operations.

Moreover, if AIG fails to comply with the covenants in the Fed Credit Agreement and is unable to obtain a waiver or amendment, an event of default would result. If an event of default were to occur, the NY Fed could, among other things, declare outstanding borrowings under the Fed Credit Agreement immediately due and payable and enforce its security interest in AIG’s pledged collateral. In addition, an event of default or declaration of acceleration under the Fed Credit Agreement could also result in an event of default under AIG’s other agreements.

AIG’s results of operations and cash flows will be materially and adversely affected by a significant increase in interest expense and preferred stock dividends paid.  AIG expects its results of operations in 2009 and in future periods to be significantly adversely affected by the recognition of interest expense on borrowings under the Fed Facility and by the payment of significant preferred stock dividends. In addition, the prepaid commitment fee asset of $23 billion associated with the Series C Preferred Stock (described below) was capitalized and is being amortized through interest expense over the term of the Fed Facility, which is five years.

The Series D Preferred Stock accrues dividends, payable if, as and when declared, at a rate of 10 percent per annum, or $4 billion, on the $40 billion of liquidation preference, which are not tax deductible.

Controlling Shareholder

Following the issuance of the Series C Preferred Stock to the AIG Credit Facility Trust, a trust for the sole benefit of the United States Treasury, the Trust, which is overseen by three independent trustees, will hold a controlling interest in AIG. AIG’s interests and those of AIG’s minority shareholders may not be the same as those of the Trust or the United States Treasury.  In accordance with the Fed Credit Agreement, in early March 2009, AIG expects to issue 100,000 shares of Series C Perpetual, Convertible, Participating Preferred Stock, par value $5.00 per share and at an initial liquidation preference of $5.00 per share (the Series C Preferred Stock), to the AIG Credit Facility Trust, a trust for the sole benefit of the United States Treasury (together with its trustees, the Trust) established under the AIG Credit Facility Trust Agreement dated as of January 16, 2009 (as it may be amended from time to time, the Trust Agreement). The Trust will hold the Series C Preferred Stock for the sole benefit of the United States Treasury. The Series C Preferred Stock is entitled to:

•	participate in any dividends paid on the common stock, with the payments attributable to the Series C Preferred Stock being approximately 77.9 percent of the aggregate dividends paid on common stock, treating the Series C Preferred Stock as converted; and

•	to the extent permitted by law, vote with AIG’s common stock on all matters submitted to AIG’s shareholders and hold approximately 77.9 percent of the aggregate voting power of common stock, treating the Series C Preferred Stock as converted.

The dividends payable on and the total voting power of (i) the shares of common stock underlying the Series C Preferred Stock, (ii) the 53,798,766 shares of common stock underlying the warrants issued to the United States Department of the Treasury on November 25, 2008 and (iii) the shares of common stock underlying the warrants to be issued to the United States Department of the Treasury in connection with the capital commitment facility will

26    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

not exceed 79.9 percent of the aggregate dividends payable on and the voting power of the outstanding shares of common stock, treating the Series C Preferred Stock as converted.

The Series C Preferred Stock will remain outstanding even if the Fed Facility is repaid in full or otherwise terminates. In addition, upon shareholder approval and the filing with the Delaware Secretary of State of certain amendments to AIG’s Restated Certificate of Incorporation, the Trust can convert at its option all or a portion of the Series C Preferred Stock into common stock.

As a result of its ownership of the Series C Preferred Stock, the Trust will be able, subject to the terms of the Trust Agreement and the Series C Preferred Stock, to elect all of AIG’s directors and will be able, to the extent permitted by law, to control the vote on substantially all matters, including:

•	approval of mergers or other business combinations;

•	a sale of all or substantially all of AIG’s assets;

•	issuance of any additional common stock or other equity securities;

•	the selection and tenure of AIG’s Chief Executive Officer and other executive officers; and

•	other matters that might be favorable to the United States Treasury.

Moreover, the Trust’s ability to prevent any change in control of AIG could also have an adverse effect on the market price of the common stock.

The Trust may also, subject to the terms of the Trust Agreement and applicable securities laws, transfer all, or a portion of, the Series C Preferred Stock to another person or entity and, in the event of such a transfer, that person or entity could become the controlling shareholder.

Possible future sales of Series C Preferred Stock or common stock by the Trust could adversely affect the market for AIG common stock.  Pursuant to the Series C Preferred Stock Purchase Agreement, dated as of March 1, 2009, between the Trust and AIG (the Series C Preferred Stock Purchase Agreement), AIG has agreed to file a shelf registration statement that will allow the Trust to publicly sell Series C Preferred Stock or any shares of common stock it receives upon conversion of the Series C Preferred Stock. In addition, the Trust could sell Series C Preferred Stock or shares of common stock without registration under certain circumstances, such as in a private transaction. Although AIG can make no prediction as to the effect, if any, that such sales would have on the market price of common stock, sales of substantial amounts of Series C Preferred Stock or common stock, or the perception that such sales could occur, could adversely affect the market price of common stock. If the Trust sells or transfers shares of Series C Preferred Stock or common stock as a block, another person or entity could become AIG’s controlling shareholder.

Change of Control

The issuance of the Series C Preferred Stock may have adverse consequences for AIG and its subsidiaries with regulators and contract counterparties.  The issuance of the Series C Preferred Stock will result in a change of control of AIG. A change of control of AIG triggers notice, approval and/or other regulatory requirements in many of the more than 130 countries and jurisdictions in which AIG and its subsidiaries operate. AIG has undertaken a worldwide review of the regulatory requirements arising in connection with the issuance of the Series C Preferred Stock, and has worked to achieve material compliance with applicable regulatory requirements. In this connection, AIG has submitted notices to regulators in the jurisdictions where its principal businesses are located, and currently has no knowledge that any regulator intends to impose any penalties or take any other actions as a result of the change in control of AIG in a manner that would be adverse in any material respect to AIG. However, in light of the large number of jurisdictions in which AIG and its subsidiaries operate and the complexity of assessing and addressing the regulatory requirements in each of the relevant jurisdictions, AIG has not been able to obtain all regulatory consents or approvals that may be required in connection with the issuance of the Series C Preferred Stock. Accordingly, no assurances can be provided that the failure to obtain all required consents or approvals will not have a material adverse effect on AIG’s consolidated financial condition, results of operations or cash flows.

AIG and its subsidiaries are also parties to various contracts and other agreements that may be affected by a change of control of AIG. Although AIG believes the change of control arising from the issuance of the Series C

AIG 2008 Form 10-K    27

American International Group, Inc., and Subsidiaries

Preferred Stock will not result in a breach of any material contract or agreement, no assurances can be given that AIG’s counterparties to such contracts and agreements will not claim that breaches have occurred. If AIG were to be found to have breached any material contract or agreement, its consolidated financial condition, results of operations or cash flows could be materially adversely affected.

Concentration of Investments and Exposures

Concentration of AIG’s investment portfolios in any particular segment of the economy may have adverse effects.  AIG results of operations have been adversely affected and may continue to be adversely affected by a concentration in residential mortgage-backed, commercial mortgage-backed and other asset-backed securities. AIG also has significant exposures to financial institutions and, in particular, to money center and global banks. These types of concentrations in AIG’s investment portfolios could have an adverse effect on the investment portfolios and consequently on AIG’s consolidated results of operations or financial condition. While AIG seeks to mitigate this risk by having a broadly diversified portfolio, events or developments that have a negative effect on any particular industry, asset class, group of related industries or geographic region may have a greater adverse effect on the investment portfolios to the extent that the portfolios are concentrated. Furthermore, AIG’s ability to sell assets relating to such particular groups of related assets may be limited if other market participants are seeking to sell at the same time.

Concentration of AIG’s insurance and other risk exposures may have adverse effects.  AIG seeks to manage the risks to which it is exposed as a result of the insurance policies, derivatives and other obligations that it undertakes to customers and counterparties by monitoring the diversification of its exposures by exposure type, industry, geographic region, counterparty and otherwise and by using reinsurance, hedging and other arrangements to limit or offset exposures that exceed the limits it wishes to retain. In certain circumstances, or with respect to certain exposures, such risk management arrangements may not be available on acceptable terms, or AIG’s exposure in absolute terms may be so large that even slightly adverse experience compared to AIG’s expectations may cause a material adverse effect on AIG’s consolidated financial condition or results of operations.

Casualty Insurance Underwriting and Reserves

Casualty insurance liabilities are difficult to predict and may exceed the related reserves for losses and loss expenses.  AIG has announced that it intends to focus its resources on its core property and casualty insurance businesses while selling other businesses to repay the borrowing under the Fed Credit Agreement. As a result, AIG expects to become more reliant on these businesses.

Although AIG annually reviews the adequacy of the established liability for unpaid claims and claims adjustment expense, there can be no assurance that AIG’s loss reserves will not develop adversely and have a material adverse effect on AIG’s results of operations. Estimation of ultimate net losses, loss expenses and loss reserves is a complex process for long-tail casualty lines of business, which include excess and umbrella liability, D&O, professional liability, medical malpractice, workers’ compensation, general liability, products liability and related classes, as well as for asbestos and environmental exposures. Generally, actual historical loss development factors are used to project future loss development. However, there can be no assurance that future loss development patterns will be the same as in the past. Moreover, any deviation in loss cost trends or in loss development factors might not be discernible for an extended period of time subsequent to the recording of the initial loss reserve estimates for any accident year. Thus, there is the potential for reserves with respect to a number of years to be significantly affected by changes in loss cost trends or loss development factors that were relied upon in setting the reserves. These changes in loss cost trends or loss development factors could be attributable to changes in inflation or in the judicial environment, or in other social or economic phenomena affecting claims, such as the effects that the recent disruption in the credit markets could have on reported claims under D&O or professional liability coverages. For a further discussion of AIG’s loss reserves see also Management’s Discussion and Analysis of Financial Condition and Results of Operations — Segment Results — General Insurance Operations — Liability for unpaid claims and claims adjustment expense.

28    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

Catastrophe Exposures

The occurrence of catastrophic events could adversely affect AIG’s consolidated financial condition or results of operations.  The occurrence of events such as hurricanes, earthquakes, pandemic disease, acts of terrorism and other catastrophes could adversely affect AIG’s consolidated financial condition or results of operations, including by exposing AIG’s businesses to the following:

•	widespread claim costs associated with property, workers’ compensation, mortality and morbidity claims;

•	loss resulting from the value of invested assets declining to below the amount required to meet policy and contract liabilities; and

•	loss resulting from actual policy experience emerging adversely in comparison to the assumptions made in the product pricing related to mortality, morbidity, termination and expenses.

Reinsurance

Reinsurance may not be available or affordable.  AIG subsidiaries are major purchasers of reinsurance and utilize reinsurance as part of AIG’s overall risk management strategy. Reinsurance is an important risk management tool to manage transaction and insurance line risk retention and to mitigate losses that may arise from catastrophes. Market conditions beyond AIG’s control determine the availability and cost of the reinsurance purchased by AIG subsidiaries. For example, reinsurance may be more difficult to obtain after a year with a large number of major catastrophes. Accordingly, AIG may be forced to incur additional expenses for reinsurance or may be unable to obtain sufficient reinsurance on acceptable terms, in which case AIG would have to accept an increase in exposure risk, reduce the amount of business written by its subsidiaries or seek alternatives.

Reinsurance subjects AIG to the credit risk of its reinsurers and may not be adequate to protect AIG against losses.  Although reinsurance makes the reinsurer liable to the AIG subsidiary to the extent the risk is ceded, it does not relieve the AIG subsidiary of the primary liability to its policyholders. Accordingly, AIG bears credit risk with respect to its subsidiaries’ reinsurers to the extent not mitigated by collateral or other credit enhancements. A reinsurer’s insolvency or inability or refusal to make timely payments under the terms of its agreements with the AIG subsidiaries could have a material adverse effect on AIG’s results of operations and liquidity. For additional information on AIG’s reinsurance, see Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Reinsurance.

Policyholder Behavior

AIG’s policyholders, agents and other distributors of AIG’s insurance products have expressed significant concerns in the wake of announcements by AIG of adverse financial results. AIG expects that these concerns will be exacerbated by the announcement of AIG’s 2008 results.  Many of AIG’s businesses depend upon the financial stability (both actual and perceived) of AIG’s parent company. Concerns that AIG or its subsidiaries may not be able to meet their obligations have negatively affected AIG’s businesses in many ways, including:

•	requests by customers to withdraw funds from AIG under annuity and certain life insurance contracts;

•	a refusal by independent agents, brokers and banks to continue to offer AIG products and services;

•	a refusal of counterparties, customers or vendors to continue to do business with AIG; and

•	requests by customers and other parties to terminate existing contractual relationships.

Continued economic uncertainty, additional adverse results or a lack of confidence in AIG and AIG’s businesses may cause AIG customers, agents and other distributors to cease or reduce their dealings with AIG, turn to competitors or shift to products that generate less income for AIG. Although AIG has announced its intent to refocus its business and certain AIG subsidiaries are rebranding themselves in an attempt to overcome a perception of instability, AIG cannot be sure that such efforts will be successful in attracting or maintaining clients.

AIG 2008 Form 10-K    29

American International Group, Inc., and Subsidiaries

Foreign Operations

Foreign operations expose AIG to risks that may affect its operations, liquidity and financial condition.  AIG provides insurance, investment and other financial products and services to both businesses and individuals in more than 130 countries and jurisdictions. A substantial portion of AIG’s General Insurance business and a majority of its Life Insurance & Retirement Services business is conducted outside the United States. Operations outside the United States, particularly those in developing nations, may be affected by regional economic downturns, changes in foreign currency exchange rates, political upheaval, nationalization and other restrictive government actions, which could also affect other AIG operations.

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

Employees

Because of the decline in the value of equity awards previously granted to employees and the uncertainty surrounding AIG’s asset disposition program, AIG may be unable to retain key employees, including individuals critical to the execution of its disposition plan.  AIG relies upon the knowledge and talent of its employees to successfully conduct business. The decline in AIG’s common stock price has dramatically reduced the value of equity awards previously granted to its key employees. Also, the announcement of proposed asset dispositions has resulted in competitors seeking to hire AIG’s key employees. AIG has implemented retention programs to seek to keep its key employees, but there can be no assurance that the programs will be effective. A loss of key employees could reduce the value of AIG’s businesses and impair its ability to effect a successful asset disposition plan.

A loss of key employees in AIG’s financial reporting process could prevent AIG from making required filings, preparing financial statements and otherwise adversely affect its internal controls.  AIG relies upon the knowledge and experience of the employees involved in these functions for the effective and timely preparation of required filings and financial statements and operation of internal controls. If these employees depart, AIG may not be able to replace them with individuals having comparable knowledge and experience.

The limitations on incentive compensation contained in the American Recovery and Reinvestment Act of 2009 may adversely affect AIG’s ability to retain its highest performing employees.  On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (Recovery Act) was signed into law. The Recovery Act contains restrictions on bonus and other incentive compensation payable to the five executives named in a company’s proxy statement and the next twenty highest paid employees of companies receiving TARP funds. Historically, AIG has embraced a pay-for-performance philosophy. Depending upon the limitations placed on incentive compensation by the final regulations issued under the Recovery Act, it is possible that AIG may be unable to create a compensation structure that permits AIG to retain its highest performing employees. If this were to occur, AIG’s asset disposition plan, businesses and results of operations would be adversely affected, perhaps materially.

Conflicts of interest may arise as AIG implements its asset disposition plan.  AIG relies on certain key employees to operate its businesses during the asset disposition period, to provide information to prospective buyers and to maximize the value of businesses to be divested. The successful completion of the asset disposition plan could be adversely affected by any conflict of interests between AIG and its employees arising as a result of the asset disposition process.

Employee error and misconduct may be difficult to detect and prevent and may result in significant losses.  Losses may result from, among other things, fraud, errors, failure to document transactions properly or to obtain proper internal authorization or failure to comply with regulatory requirements, both generally, and during the asset disposition process. There have been a number of highly publicized cases involving fraud or other misconduct by employees in the financial services industry in recent years, and AIG runs the risk that employee misconduct could occur. It is not always possible to deter or prevent employee misconduct and the controls that AIG has in place to prevent and detect this activity may not be effective in all cases.

30    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

Regulation

AIG is subject to extensive regulation in the jurisdictions in which it conducts its businesses, and recent regulatory actions have made it challenging for AIG to continue to engage in business in the ordinary course.  AIG’s operations around the world are subject to regulation by different types of regulatory authorities, including insurance, securities, investment advisory, banking and thrift regulators in the United States and abroad. AIG’s operations have become more diverse and consumer-oriented, increasing the scope of regulatory supervision and the possibility of intervention. In light of AIG’s liquidity issues beginning in the third quarter of 2008, AIG and its regulated subsidiaries have been subject to intense review and supervision around the world. Regulators have taken significant steps to protect the businesses of the entities they regulate. These steps have included:

•	Restricting or prohibiting the payment of dividends to AIG;

•	Restricting or prohibiting other payments to AIG;

•	Requesting additional capital contributions by AIG;

•	Requesting that intercompany reinsurance reserves be covered by assets locally;

•	Restricting the business in which the subsidiaries may engage; and

•	Requiring pre-approval of all proposed transactions between the regulated subsidiaries and AIG or any affiliate.

AIG does not expect these conditions to change unless its financial situation stabilizes.

Adjustments to Life Insurance & Retirement Services Deferred Policy Acquisition Costs

Interest rate fluctuations, increased surrenders and other events may require AIG subsidiaries to accelerate the amortization of deferred policy acquisition costs (DAC) which could adversely affect AIG’s consolidated financial condition or results of operations.  DAC represents the costs that vary with and are related primarily to the acquisition of new and renewal insurance and annuity contracts. When interest rates rise or customers lose confidence in a company, policy loans and policy surrenders and withdrawals of life insurance policies and annuity contracts may increase as policyholders seek to buy products with perceived higher returns or more stability, requiring AIG subsidiaries to accelerate the amortization of DAC. To the extent such amortization exceeds surrender or other charges earned upon surrender and withdrawals of certain life insurance policies and annuity contracts, AIG’s results of operations could be negatively affected.

DAC for both insurance-oriented and investment-oriented products, as well as retirement services products is reviewed for recoverability, which involves estimating the future profitability of current business. This review involves significant management judgment. If the actual emergence of future profitability were to be substantially lower than estimated, AIG could be required to accelerate its DAC amortization and such acceleration could adversely affect AIG’s results of operations. For a further discussion of DAC, see also Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates and Notes 1 and 8 to the Consolidated Financial Statements.

Risk Management

AIG is exposed to a number of significant risks, and AIG’s risk management policies, processes and controls may not be effective in mitigating AIG’s risk exposures in all market conditions and to all types of risk.  The major risks to which AIG is exposed include credit risk, market risk, including credit spread risk, operational risk, liquidity risk and insurance risk. Given continued capital markets volatility, persistent risk aversion, inadequate liquidity in the markets of many asset classes, combined with AIG’s weakened financial condition, AIG may not have adequate risk management policies, tools and processes and AIG may not have sufficient access to the markets and trading counterparties to effectively implement risk mitigating strategies and techniques. This environment could materially and adversely affect AIG’s consolidated results of operations, liquidity or financial condition, result in regulatory action or litigation or further damage AIG’s reputation. For a further discussion of AIG’s risk management process and controls, see Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.

AIG 2008 Form 10-K    31

American International Group, Inc., and Subsidiaries

Operational risks of asset dispositions.  AIG is exposed to various operational risks associated with the dispositions of subsidiaries and the resulting restructuring of AIG at the business and corporate levels. These risks include the ability to deconsolidate systems and processes of divested operations without adversely affecting AIG, the ability of AIG to fulfill its obligations under any transition separation agreements agreed upon with buyers, the ability of AIG to downsize the corporation as dispositions are accomplished and the ability of AIG to continue to provide services previously performed by divested entities.

AIGFP wind-down risks.  An orderly and successful wind-down of AIGFP’s businesses and portfolios is subject to numerous risks, including market conditions, counterparty willingness to transact, or terminate transactions, with AIGFP and the retention of key personnel. An orderly and successful wind-down will also depend on the stability of AIG’s credit ratings. Further downgrades of AIG’s credit ratings likely would have an adverse effect on the wind-down of AIGFP’s businesses and portfolios.

Use of Estimates

If actual experience differs from management’s estimates used in the preparation of financial statements, AIG’s consolidated results of operations or financial condition could be adversely affected.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the application of accounting policies that often involve a significant degree of judgment. AIG considers that its accounting policies that are most dependent on the application of estimates and assumptions, and therefore viewed as critical accounting estimates, are those described in Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates. These accounting estimates require the use of assumptions, some of which are highly uncertain at the time of estimation. For example, recent market volatility and declines in liquidity have made it more difficult to value certain of AIG’s invested assets and the obligations and collateral relating to certain financial instruments issued or held by AIG, such as AIGFP’s super senior credit default swap portfolio. Additionally, the recoverability of deferred tax assets depends in large part on assumptions about future profitability. These estimates, by their nature, are based on judgment and current facts and circumstances. Therefore, actual results could differ from these estimates, possibly in the near term, and could have a material effect on the consolidated financial statements.

Legal Proceedings

Significant legal proceedings may adversely affect AIG’s results of operations.  AIG is party to numerous legal proceedings, including securities class actions and regulatory or governmental investigations. Due to the nature of the litigation, the lack of precise damage claims and the type of claims made against AIG, AIG cannot currently quantify its ultimate liability for these actions. It is possible that developments in these unresolved matters could have a material adverse effect on AIG’s consolidated financial condition or consolidated results of operations for an individual reporting period. For a discussion of these unresolved matters, see Note 14 to the Consolidated Financial Statements.

Aircraft Suppliers

There are limited suppliers of aircraft and engines.  The supply of jet transport aircraft, which ILFC purchases and leases, is dominated by two airframe manufacturers, Boeing and Airbus, and a limited number of engine manufacturers. As a result, ILFC is dependent on the manufacturers’ success in remaining financially stable, producing aircraft and related components which meet the airlines’ demands, both in type and quantity, and fulfilling their contractual obligations to ILFC. Competition between the manufacturers for market share is intense and may lead to instances of deep discounting for certain aircraft types that could negatively affect ILFC’s competitive pricing.

Item 1B.	Unresolved Staff Comments

There are no material unresolved written comments that were received from the SEC staff 180 days or more before the end of AIG’s fiscal year relating to AIG’s periodic or current reports under the Exchange Act.

32    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

Item 2.	Properties

AIG and its subsidiaries operate from approximately 2,000 offices in the United States, 41 in Puerto Rico, 8 in Canada and numerous offices in over 100 foreign countries. The offices in Greensboro and Winston-Salem, North Carolina; Springfield, Illinois; Amarillo, Ft. Worth, Houston and Lewisville, Texas; Wilmington, Delaware; San Juan, Puerto Rico; Tampa, Florida; Livingston, New Jersey; Evansville, Indiana; Nashville, Tennessee; 70 Pine Street, 72 Wall Street and 175 Water Street in New York, New York; and offices in more than 30 foreign countries and jurisdictions including Bermuda, Chile, Hong Kong, the Philippines, Japan, the U.K., Singapore, Malaysia, Switzerland, Taiwan and Thailand are located in buildings owned by AIG and its subsidiaries. The remainder of the office space utilized by AIG subsidiaries is leased.

Item 3.	Legal Proceedings

For a discussion of legal proceedings, see Note 14(a) to the Consolidated Financial Statements, which is incorporated herein by reference.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2008.

AIG 2008 Form 10-K    33

American International Group, Inc., and Subsidiaries

Part II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

AIG’s common stock is listed on the New York Stock Exchange, as well as on the stock exchanges in Ireland and Tokyo.

The following table presents the high and low closing sales prices on the New York Stock Exchange Composite Tape and the dividends paid per share of AIG’s common stock for each quarter of 2008 and 2007:

	2008			2007
			Dividends			Dividends
	High	Low	Paid	High	Low	Paid

First quarter	$59.32	$39.80	$0.200	$72.15	$66.77	$0.165
Second quarter	49.04	26.46	0.200	72.65	66.49	0.165
Third quarter	30.10	2.05	0.220	70.44	61.64	0.200
Fourth quarter	4.00	1.35	—	70.11	51.33	0.200

The approximate number of record holders of common stock as of January 30, 2009 was 58,182.

Under the Fed Credit Agreement, AIG is restricted from paying dividends on its common stock.

For a discussion of certain restrictions on the payment of dividends to AIG by some of its insurance subsidiaries, see Item 1A. Risk Factors — Liquidity — AIG parent’s ability to access funds from its subsidiaries is severely limited, and Note 15 to the Consolidated Financial Statements.

AIG’s table of equity compensation plans previously approved by security holders and equity compensation plans not previously approved by security holders will be included in the definitive proxy statement for AIG’s 2009 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the close of AIG’s fiscal year pursuant to Regulation 14A.

34    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

Performance Graph

The following Performance Graph compares the cumulative total shareholder return on AIG common stock for a five-year period (December 31, 2003 to December 31, 2008) with the cumulative total return of the S&P’s 500 stock index (which includes AIG) and a peer group of companies consisting of nine insurance companies to which AIG compares its business and operations: ACE Limited, Aflac Incorporated, The Chubb Corporation, The Hartford Financial Services Group, Inc., Lincoln National Corporation, MetLife, Inc., Prudential Financial, Inc., The Travelers Companies, Inc. (formerly The St. Paul Travelers Companies, Inc.) and XL Capital Ltd.

FIVE-YEAR CUMULATIVE TOTAL SHAREHOLDER RETURNS
Value of $100 Invested on December 31, 2003

	As of December 31,
	2003	2004	2005	2006	2007	2008
AIG	$100.00	$99.48	$104.31	$110.62	$91.00	$2.64

S&P 500	100.00	110.88	116.33	134.70	142.10	89.53

Peer Group	100.00	115.57	142.12	164.44	171.76	99.39

AIG 2008 Form 10-K    35

American International Group, Inc., and Subsidiaries

Item 6.	Selected Financial Data

American International Group, Inc. and Subsidiaries
Selected Consolidated Financial Data

The Selected Consolidated Financial Data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and accompanying notes included elsewhere herein.

	Years Ended December 31,
	2008	2007	2006(a)	2005(a)	2004(a)
	(In millions, except per share data)

Revenues(b)(c):
Premiums and other considerations	$83,505	$79,302	$74,213	$70,310	$66,704
Net investment income	12,222	28,619	26,070	22,584	19,007
Net realized capital gains (losses)	(55,484)	(3,592)	106	341	44
Unrealized market valuation losses on AIGFP super senior credit default swap portfolio	(28,602)	(11,472)	—	—	—
Other income	(537)	17,207	12,998	15,546	12,068
Total revenues	11,104	110,064	113,387	108,781	97,823
Benefits, claims and expenses:
Policyholder benefits and claims incurred	63,299	66,115	60,287	64,100	58,600
Policy acquisition and other insurance expenses(f)	27,565	20,396	19,413	17,773	16,049
Interest expense(g)	17,007	4,751	3,657	2,572	2,013
Restructuring expenses and related asset impairment and other expenses	758	—	—	—	—
Other expenses	11,236	9,859	8,343	9,123	6,316
Total benefits, claims and expenses	119,865	101,121	91,700	93,568	82,978
Income (loss) before income tax expense (benefit), minority interest and cumulative effect of change in accounting principles(b)(c)(d)(e)	(108,761)	8,943	21,687	15,213	14,845
Income tax expense (benefit)(h)	(8,374)	1,455	6,537	4,258	4,407
Income (loss) before minority interest and cumulative effect of change in accounting principles	(100,387)	7,488	15,150	10,955	10,438
Minority interest	1,098	(1,288)	(1,136)	(478)	(455)
Income (loss) before cumulative effect of change in accounting principles	(99,289)	6,200	14,014	10,477	9,983
Cumulative effect of change in accounting principles, net of tax	—	—	34	—	(144)
Net income (loss)	(99,289)	6,200	14,048	10,477	9,839

Earnings (loss) per common share:
Basic
Income (loss) before cumulative effect of change in accounting principles	(37.84)	2.40	5.38	4.03	3.83
Cumulative effect of change in accounting principles, net of tax	—	—	0.01	—	(0.06)
Net income (loss)	(37.84)	2.40	5.39	4.03	3.77
Diluted
Income (loss) before cumulative effect of change in accounting principles	(37.84)	2.39	5.35	3.99	3.79
Cumulative effect of change in accounting principles, net of tax	—	—	0.01	—	(0.06)
Net income (loss)	(37.84)	2.39	5.36	3.99	3.73
Dividends declared per common share	0.42	0.77	0.65	0.63	0.29

Year-end balance sheet data:
Total assets	860,418	1,048,361	979,410	853,048	801,007
Long-term debt(i)	177,485	162,935	135,316	100,314	86,653
Commercial paper and extendible commercial notes(j)	15,718	13,114	13,363	9,535	10,246
Total liabilities	807,708	952,560	877,542	766,545	721,135
Shareholders’ equity	$52,710	$95,801	$101,677	$86,317	$79,673

36    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

(a)	Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

(b)	In 2008, 2007, 2006, 2005 and 2004, includes other-than-temporary impairment charges of $50.8 billion, $4.7 billion, $944 million, $598 million and $684 million, respectively. Also includes gains (losses) from hedging activities that did not qualify for hedge accounting treatment under FAS 133, including the related foreign exchange gains and losses. In 2008, 2007, 2006, 2005 and 2004, respectively, the effect was $(4.0) billion, $(1.44) billion, $(1.87) billion, $2.02 billion, and $385 million in revenues and $(4.0) billion, $(1.44) billion, $(1.87) billion, $2.02 billion and $671 million in operating income. These amounts result primarily from interest rate and foreign currency derivatives that are effective economic hedges of investments and borrowings.

(c)	Includes an other-than-temporary impairment charge of $643 million on AIGFP’s available for sale investment securities reported in other income in 2007.

(d)	Includes current year catastrophe-related losses of $1.8 billion in 2008, $276 million in 2007, $3.28 billion in 2005 and $1.16 billion in 2004. There were no significant catastrophe-related losses in 2006.

(e)	Reduced by fourth quarter charges of $1.8 billion and $850 million in 2005 and 2004, respectively, related to the annual review of General Insurance loss and loss adjustment reserves. In 2006, 2005 and 2004, changes in estimates for asbestos and environmental reserves were $198 million, $873 million and $850 million, respectively.

(f)	In 2008, includes goodwill impairment charges of $3.2 billion.

(g)	In 2008, includes $11.4 billion of interest expense on the Fed Facility, which was comprised of $9.3 billion of amortization on the prepaid commitment fee asset associated with the Fed Facility and $2.1 billion of accrued compounding interest.

(h)	In 2008, includes a $20.6 billion valuation allowance to reduce AIG’s deferred tax asset to an amount AIG believes is more likely than not to be realized, and a $5.5 billion deferred tax expense attributable to the potential sale of foreign businesses.

(i)	Includes that portion of long-term debt maturing in less than one year. See Note 13 to the Consolidated Financial Statements.

(j)	Includes borrowings of $6.8 billion, $6.6 billion and $1.7 billion for AIGFP, AIG Funding and ILFC, respectively, under the CPFF at December 31, 2008.

See Note 1(ff) to the Consolidated Financial Statements for effects of adopting new accounting standards.

AIG 2008 Form 10-K    37

American International Group, Inc., and Subsidiaries

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, AIG presents its operations in the way it believes will be most meaningful. Statutory underwriting profit (loss) is presented in accordance with accounting principles prescribed by insurance regulatory authorities because these are standard measures of performance used in the insurance industry and thus allow more meaningful comparisons with AIG’s insurance competitors. AIG has also incorporated into this discussion a number of cross-references to additional information included throughout this Annual Report on Form 10-K to assist readers seeking additional information related to a particular subject.

38    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

Cautionary Statement Regarding Forward-Looking Information

This Annual Report on Form 10-K and other publicly available documents may include, and AIG’s officers and representatives may from time to time make, projections and statements which may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These projections and statements are not historical facts but instead represent only AIG’s belief regarding future events, many of which, by their nature, are inherently uncertain and outside AIG’s control. These projections and statements may address, among other things, the outcome of proposed transactions with the NY Fed and the United States Department of the Treasury, the number, size, terms, cost and timing of dispositions and their potential effect on AIG’s businesses, financial condition, results of operations, cash flows and liquidity (and AIG at any time and from time to time may change its plans with respect to the sale of one or more businesses), AIG’s exposures to subprime mortgages, monoline insurers and the residential and commercial real estate markets and AIG’s strategy for growth, product development, market position, financial results and reserves. It is possible that AIG’s actual results and financial condition will differ, possibly materially, from the anticipated results and financial condition indicated in these projections and statements. Factors that could cause AIG’s actual results to differ, possibly materially, from those in the specific projections and statements include a failure to complete the proposed transactions with the NY Fed and the United States Department of the Treasury, developments in global credit markets and such other factors as discussed throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Item 1A. Risk Factors of this Annual Report on Form 10-K. AIG is not under any obligation (and expressly disclaims any obligation) to update or alter any projection or other statement, whether written or oral, that may be made from time to time, whether as a result of new information, future events or otherwise.

Overview

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

General Business Environment

The 2008 business environment was one of the most difficult in recent decades. In the U.S., real GDP shrank at annual rates of more than 4 percent in the second half of the year and almost 4 percent in the fourth quarter alone. At the beginning of 2008, the unemployment rate was 4.9 percent and by year-end was 7.2 percent.

The strong declines in the overall U.S. economy during the second half of 2008 occurred despite repeated reductions of interest rates by the Federal Reserve, the creation of numerous credit facilities for the banking system and the passage of a stimulus package.

Consideration of AIG’s Ability to Continue as a Going Concern

In connection with the preparation of this Annual Report on Form 10-K, management has assessed whether AIG has the ability to continue as a going concern (See Note 1 to the Consolidated Financial Statements). In making this assessment, AIG has considered:

•	The commitment of the NY Fed and the United States Department of the Treasury to the orderly restructuring of AIG and their commitment to continuing to work with AIG to maintain its ability to meet its obligations as they come due;

•	The liquidity events in the second half of 2008, including transactions with the NY Fed and the United States Department of the Treasury;

AIG 2008 Form 10-K    39

American International Group, Inc., and Subsidiaries

•	AIG’s liquidity-related actions and plans to stabilize its businesses and repay the Fed Facility;

•	The level of AIG’s realized and unrealized losses and the negative impact of these losses in shareholders’ equity and on the capital levels of AIG’s insurance subsidiaries;

•	The substantial resolution of the liquidity issues surrounding AIGFP’s multi-sector super senior credit default swap portfolio and the U.S. securities lending program;

•	The additional capital provided to AIG by the United States Department of the Treasury;

•	Anticipated transactions with the NY Fed and the United States Department of the Treasury;

•	The continuing liquidity issues in AIG’s businesses and AIG’s actions to address such issues; and

•	The substantial risks to which AIG is subject.

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

It is possible that the actual outcome of one or more of management’s plans could be materially different or that one or more of management’s significant judgments or estimates about the potential effects of the risks and uncertainties could prove to be materially incorrect or that the principal transactions disclosed in Note 23 to the Consolidated Financial Statements (and as discussed below) are not consummated. If one or more of these possible outcomes is realized, AIG may need additional U.S. government support to meet its obligations as they come due.

Liquidity

Liquidity Events in the Second Half of 2008

In the second half of 2008, AIG experienced an unprecedented strain on liquidity. This strain led to a series of transactions with the NY Fed and the United States Department of the Treasury. The two principal causes of the liquidity strain were demands for the return of cash collateral under the U.S. securities lending program and collateral calls on AIGFP’s super senior multi-sector CDO credit default swap portfolio.

Under AIG’s securities lending program, cash collateral was received from borrowers in exchange for loans of securities owned by AIG’s insurance company subsidiaries. The cash was invested by AIG in fixed income securities, primarily residential mortgage-backed securities (RMBS), to earn a spread. During September 2008, borrowers began in increasing numbers to request a return of their cash collateral. Because of the illiquidity in the market for RMBS, AIG was unable to sell RMBS at acceptable prices and was forced to find alternative sources of cash to meet these requests. As of the end of August, AIG’s U.S. securities lending program had approximately $69 billion of borrowings outstanding. See Investments — Securities Lending Activities for additional information about the securities lending program.

Additionally, throughout the second half of 2008, declines in the fair values of the super senior multi-sector CDO securities protected by AIGFP’s credit default swap portfolio, together with ratings downgrades of the CDO securities, resulted in AIGFP being required to post significant additional collateral. As of the end of August 2008, AIG had posted approximately $19.7 billion of collateral under its super senior credit default swap portfolio. See Critical Accounting Estimates — Fair Value Measurements of Certain Financial Assets and Liabilities for additional information about AIGFP’s super senior multi-sector CDO credit default swap portfolio.

Both of these liquidity strains were significantly exacerbated by the downgrades of AIG’s long-term debt ratings by S&P, Moody’s and Fitch on September 15, 2008.

40    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

Arrangements with the Federal Reserve Bank of New York and the United States Department of the Treasury

Fed Credit Agreement

Because of these immediate liquidity requirements, AIG’s Board of Directors determined that the only viable alternative was to accept an arrangement offered by the NY Fed, and on September 16, 2008, approved borrowing from the NY Fed based on a term sheet that set forth the terms of the secured credit agreement and related equity participation. Over the next six days, AIG elected Edward M. Liddy Director, Chairman and CEO, replacing Robert Willumstad in those positions, negotiated a definitive credit agreement with the NY Fed and borrowed, on a secured basis, approximately $37 billion from the NY Fed, enabling AIG to meet its liquidity requirements before formally entering into a credit agreement with the NY Fed.

On September 22, 2008, AIG entered into the Fed Credit Agreement in the form of a two-year secured loan and the Pledge Agreement with the NY Fed. On November 9, 2008, AIG and the NY Fed agreed to amend the Fed Credit Agreement to reduce the total commitment under the Fed Facility to $60 billion following the issuance of the Series D Preferred Stock (described below), extend the term of the Fed Facility to 5 years and reduce the related interest and fees payable under the Fed Facility. See Note 13 to the Consolidated Financial Statements for information regarding the terms of and borrowings under the Fed Credit Agreement.

Series D Preferred Stock Issuance

On November 25, 2008, AIG entered into a Securities Purchase Agreement (the Series D Preferred Stock Purchase Agreement) with the United States Department of the Treasury pursuant to which, among other things, AIG issued and sold to the United States Department of the Treasury, as part of the Troubled Asset Relief Program (TARP) and the Systemically Significant Failing Institutions Program, $40 billion of Series D Preferred Stock, and a warrant to purchase 53,798,766 shares of common stock (the Warrant). The proceeds from the sale of the Series D Preferred Stock and the Warrant were used to repay borrowings under the Fed Facility. See Note 15 to the Consolidated Financial Statements for further information on the Series D Preferred Stock and the Warrant.

Termination of $62 billion of CDS

On November 25, 2008, AIG entered into a Master Investment and Credit Agreement (the ML III Agreement) with the NY Fed, Maiden Lane III LLC (ML III), and The Bank of New York Mellon, which established arrangements, through ML III, to fund the purchase of the multi-sector CDOs underlying or related to certain credit default swaps and other similar derivative instruments (CDS) written by AIG Financial Products Corp. in connection with the termination of such CDS transactions. Concurrently, AIG Financial Products Corp.’s counterparties to such CDS transactions agreed to terminate those CDS transactions relating to the multi-sector CDOs purchased from them by ML III. Through December 31, 2008, ML III had purchased from counterparties a total of $62.1 billion in par amount of CDO securities, and the associated credit default swaps had been terminated. Approximately $12.2 billion notional amount of AIG Financial Products Corp.’s CDS transactions referencing super senior multi-sector CDOs remained outstanding as of February 18, 2009. See Note 5 to the Consolidated Financial Statements for further information on the transactions with ML III.

Resolution of U.S. Securities Lending Program

On December 12, 2008, AIG, certain of AIG’s wholly owned U.S. life insurance subsidiaries, and AIG Securities Lending Corp. (the AIG Agent), another AIG subsidiary, entered into an Asset Purchase Agreement (the ML II Agreement) with Maiden Lane II LLC (ML II), a Delaware limited liability company whose sole member is the NY Fed.

Pursuant to the ML II Agreement, the life insurance subsidiaries sold to ML II all of their undivided interests in a pool of $39.3 billion face amount of RMBS held by the AIG Agent as agent of the life insurance subsidiaries in connection with AIG’s U.S. securities lending program. In exchange for the RMBS, the life insurance subsidiaries received an initial purchase price of approximately $19.8 billion plus the right to receive deferred contingent portions of the total purchase price of $1 billion plus participation in the residual, each of which is subordinated to the repayment of the NY Fed loan to ML II. These life insurance subsidiaries applied the net cash proceeds of sale of

AIG 2008 Form 10-K    41

American International Group, Inc., and Subsidiaries

the RMBS toward the amounts due by such life insurance subsidiaries in terminating both the U.S. securities lending program and the interim agreement entered into with the NY Fed whereby the NY Fed borrowed securities from AIG subsidiaries in exchange for cash collateral. See Investments — Securities Lending Activities and Note 5 to the Consolidated Financial Statements for further information on the transaction with ML II.

AIG Affiliates Participate in the NY Fed’s Commercial Paper Funding Facility

On October 27, 2008, four affiliates of AIG (including ILFC) applied for participation in the CPFF. Currently, AIG Funding, Inc., an AIG subsidiary, and two of AIGFP’s sponsored vehicles, Curzon Funding LLC and Nightingale Finance LLC may issue up to approximately $6.9 billion, $7.2 billion and $1.1 billion, respectively, of commercial paper under the CPFF. AIG Funding uses the proceeds to refinance AIG’s outstanding commercial paper as it matures, meet other working capital needs and make prepayments under the Fed Facility while the two other programs use the proceeds to refinance maturing commercial paper. On January 21, 2009, S&P downgraded ILFC’s short-term credit rating and, as a result, ILFC can no longer participate in the CPFF.

Series C Preferred Stock Issuance

On March 1, 2009, AIG entered into the Series C Preferred Stock Purchase Agreement with the Trust, pursuant to which AIG agreed to issue and sell 100,000 shares of Series C Preferred Stock to the Trust. AIG expects to issue the Series C Preferred Stock to the Trust in early March, 2009. The aggregate purchase price for the Series C Preferred Stock was $500,000, with an understanding that additional and independently sufficient consideration was also furnished in September 2008 by the NY Fed in the form of its $85 billion lending commitment under the Fed Credit Agreement.

The Series C Preferred Stock Purchase Agreement, among other things:

•	provides the Trust with rights to require registration of the Series C Preferred Stock under the Securities Act of 1933 and for AIG to facilitate other dispositions;

•	prohibits AIG from issuing capital stock without the approval of the Trust so long as the Trust owns 50 percent of the Series C Preferred Stock, subject to certain exceptions relating to existing obligations and employee benefit plans;

•	requires AIG and its Board of Directors to work in good faith with the Trust to ensure satisfactory corporate governance arrangements;

•	requires the following proposals to be presented to AIG’s shareholders at AIG’s 2009 Annual Meeting of Shareholders:

•	to amend AIG’s Restated Certificate of Incorporation to permit AIG’s Board of Directors to issue classes of preferred stock that are not of equal rank and cause the Series D Preferred Stock and any other series of preferred stock subsequently issued to the United States Department of the Treasury to rank senior to the Series C Preferred Stock and any other subsequently issued series of preferred stock that is not issued to the United States Department of the Treasury; and

•	to eliminate any restriction on the pledging of all or substantially all of AIG’s properties or assets; and

•	requires the following proposals to be presented to AIG’s shareholders at a special shareholders’ meeting or at a future annual shareholders’ meeting following notice from the Trust:

•	to amend AIG’s Restated Certificate of Incorporation to decrease the par value of AIG’s common stock, increase the authorized number of shares of common stock and, if these amendments are not approved;

•	to amend the terms of AIG’s Restated Certificate of Incorporation to decrease the par value of AIG’s serial preferred stock and increase the number of authorized shares of AIG’s serial preferred stock, and amend the terms of the Series C Preferred Stock to increase the number of shares of Series C Preferred Stock so that each share of Series C Preferred Stock would be convertible into common stock on approximately a one-to-one basis.

42    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

The Series C Preferred Stock is not redeemable by AIG and, upon the effectiveness of the required amendments to AIG’s Restated Certificate of Incorporation, will be convertible into common stock. From issuance, the Series C Preferred Stock will, to the extent permitted by law, vote with the common stock as a single class and represent approximately 77.9 percent of the voting power of the common stock, treating the Series C Preferred Stock as converted. The Series C Preferred Stock will also participate in any dividends paid on the common stock, with approximately 77.9 percent of all dividends paid allocated to the Series C Preferred Stock, treating the Series C Preferred Stock as converted. Upon the liquidation, dissolution or winding up of AIG, the Series C Preferred Stock is entitled to a liquidation preference per share equal to the greater of (i) $5.00 and (ii) the amount that would be payable with respect to the shares of common stock issuable upon conversion of such share of Series C Preferred Stock. For additional information about the Series C Preferred Stock, see Note 15 to the Consolidated Financial Statements.

March 2009 Agreements in Principle

On March 2, 2009, AIG, the NY Fed and the United States Department of the Treasury announced agreements in principle to modify the terms of the Fed Credit Agreement and the Series D Preferred Stock and to provide a $30 billion equity capital commitment facility. The United States Government has issued the following statement referring to the agreements in principle and other transactions they expect to undertake with AIG intended to strengthen AIG’s capital position, enhance its liquidity, reduce its borrowing costs and facilitate AIG’s asset disposition program.

“The steps announced today provide tangible evidence of the U.S. government’s commitment to the orderly restructuring of AIG over time in the face of continuing market dislocations and economic deterioration. Orderly restructuring is essential to AIG’s repayment of the support it has received from U.S. taxpayers and to preserving financial stability. The U.S. government is committed to continuing to work with AIG to maintain its ability to meet its obligations as they come due.”

See Note 23 to the Consolidated Financial Statements.

Modification to Series D Preferred Stock

On March 2, 2009, AIG and the United States Department of the Treasury announced their agreement in principle to enter into a transaction pursuant to which the United States Department of the Treasury would modify the terms of the Series D Preferred Stock. The modification will be effected by an exchange of 100 percent of the outstanding shares of Series D Preferred Stock for newly issued perpetual serial preferred stock (Series E Preferred Stock), with a liquidation preference equal to the issuance-date liquidation preference of the Series D Preferred Stock surrendered plus accumulated but unpaid dividends thereon. The terms of the Series E Preferred Stock will be the same as for the Series D Preferred Stock except that the dividends will not be cumulative. The Series D Preferred Stock bore cumulative dividends.

The dividend rate on both the cumulative Series D Preferred Stock and the non-cumulative Series E Preferred Stock is 10 percent per annum. Concurrent with the exchange of the shares of Series D Preferred Stock for the Series E Preferred Stock, AIG will enter into a replacement capital covenant in favor of the holders of a series of AIG debt, pursuant to which AIG will agree that prior to the third anniversary of the issuance of the Series E Preferred Stock AIG will not repay, redeem or purchase, and no subsidiary of AIG will purchase, all or any part of the Series E Preferred Stock except with the proceeds obtained from the issuance by AIG or any subsidiary of AIG of certain capital securities. AIG will make a statement of intent substantially similar to the replacement capital covenant with respect to subsequent years. The Series D Preferred Stock was not subject to a replacement capital covenant.

Equity Capital Commitment Facility

On March 2, 2009, AIG and the United States Department of the Treasury announced its agreement in principle to provide AIG with a 5-year equity capital commitment facility of $30 billion. AIG may use the facility to sell to the United States Department of the Treasury fixed-rate, non-cumulative perpetual serial preferred stock

AIG 2008 Form 10-K    43

American International Group, Inc., and Subsidiaries

(Series F Preferred Stock). The facility will be available to AIG so long as AIG is not the debtor in a pending case under Title 11, United States Code, and the Trust (or any successor entity established for the benefit of the United States Treasury) “beneficially owns” more than 50 percent of the aggregate voting power of AIG’s voting securities at the time of such drawdown.

The terms of the Series F Preferred Stock will be substantially similar to the Series E Preferred Stock, except that the Series F Preferred Stock will not be subject to a replacement capital covenant or the statement of intent.

In connection with the equity capital commitment facility, the United States Department of the Treasury will also receive warrants exercisable for a number of shares of common stock of AIG equal to 1 percent of AIG’s then outstanding common stock and, upon issuance of the warrants, the dividends payable on, and the voting power of, the Series C Preferred Stock will be reduced by the number of shares subject to the warrant.

Repayment of Fed Facility with Subsidiary Preferred Equity

On March 2, 2009, AIG and the NY Fed announced their intent to enter into a transaction pursuant to which AIG will transfer to the NY Fed preferred equity interests in newly-formed special purpose vehicles (SPVs). Each SPV will have (directly or indirectly) as its only asset 100 percent of the common stock of an AIG operating subsidiary (AIA in one case and ALICO in the other). AIG expects to own the common interests of each SPV and will initially have the right to appoint the entire board of directors of each SPV. In exchange for the preferred equity interests received by the NY Fed, there would be a concurrent substantial reduction in the outstanding balance and maximum available amount to be borrowed on the Fed Facility.

Securitizations

On March 2, 2009, AIG and the NY Fed announced their intent to enter into a transaction pursuant to which AIG will issue to the NY Fed senior certificates in one or more newly-formed SPVs backed by inforce blocks of life insurance policies in settlement of a portion of the outstanding balance of the Fed Facility. The amount of the Fed Facility reduction will be based on the proceeds received. The SPVs are expected to be consolidated by AIG.

Modification to Fed Facility

On March 2, 2009, AIG and the NY Fed announced their agreement in principle to amend the Fed Credit Agreement to remove the interest rate floor. Under the current terms, interest accrues on the outstanding borrowings under the Fed Facility at three-month LIBOR (no less than 3.5 percent) plus 3.0 percent per annum. The 3.5 percent LIBOR floor will be eliminated following the amendment. In addition, the Fed Facility will be amended to ensure that the total commitment will be at least $25 billion, even after giving effect to the repayment of the Fed Facility with subsidiary preferred equity and securitization transactions described above. These proceeds are expected to substantially reduce the outstanding borrowings under the Fed Facility from the amount outstanding as of December 31, 2008.

Liquidity Position

At December 31, 2008, AIG had outstanding borrowings under the Fed Facility of $36.8 billion, with a remaining borrowing capacity of $23.2 billion, and accrued compounding interest and fees totaled $3.6 billion.

44    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

Borrowings outstanding and remaining available amount that can be borrowed under the Fed Facility were as follows:

	Inception through	Inception through
	December 31,	February 18,
	2008	2009(c)
	(In millions)

Borrowings:
Loans to AIGFP for collateral postings, GIA and other debt maturities	$46,997	$47,547
Capital contributions to insurance companies(a)	20,850	20,850
Repayment of obligations to securities lending program	3,160	3,160
Repayment of intercompany loans	1,528	1,528
Contributions to AIGCFG subsidiaries	1,672	1,686
Debt repayments	2,109	2,319
Funding of equity interest in ML III	5,000	5,000
Repayment from the proceeds of the issuance of Series D Preferred Stock and common stock warrant	(40,000)	(40,000)
Other(a)(b)	(4,516)	(6,890)

Net borrowings	36,800	35,200

Total Fed Facility	60,000	60,000

Remaining available amount	$23,200	$24,800

Net borrowings	$36,800	$35,200
Accrued compounding interest and fees	3,631	3,631

Total balance outstanding	$40,431	$38,831

(a)	Includes securities lending activities.

(b)	Includes repayments from funds received from the Fed Securities Lending Agreement and the CPFF.

(c)	At February 25, 2009, $36 billion was outstanding under the Fed Facility.

AIG’s Strategy for Stabilization and Repayment of AIG’s Obligations as They Come Due

Future Cash Requirements

The following table shows the maturing debt of AIG and its subsidiaries for each quarter of 2009:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2009	2009	2009	2009	Total
	(In millions)

AIG	$418	$—	$—	$1,000	$1,418
AIG MIP	—	1,156	—	—	1,156
AIGFP	1,421	765	2,132	1,125	5,443
ILFC	917	1,097	1,151	2,986	6,151
AGF	835	931	3,209	1,661	6,636
Other subsidiaries	312	227	114	124	777

Total	$3,903	$4,176	$6,606	$6,896	$21,581

In addition, at February 18, 2009, AIG affiliates had issued $14 billion in commercial paper to the CPFF with the majority of maturities in April of 2009. If AIG’s short-term ratings are downgraded, AIG Funding may lose access to the CPFF and would be required to find other sources to fund the maturing commercial paper.

AIG 2008 Form 10-K    45

American International Group, Inc., and Subsidiaries

AIG expects to meet these obligations primarily through borrowings from the Fed Facility and the cash flows, including from dispositions, of assets supporting these obligations. Approximately $3.1 billion of AIGFP’s debt maturities through December 31, 2009 are fully collateralized with assets backing the corresponding liabilities. It is expected that AGF and ILFC will require support from AIG, in addition to their cash flows from operations and proceeds from asset sales and securitizations, to meet their 2009 obligations. See Note 13 to the Consolidated Financial Statements for additional information regarding the terms of the Fed Credit Agreement and the related Pledge Agreement.

In 2009, AIG made capital contributions of $1.25 billion to certain of its Domestic Life Insurance & Retirement Services companies. If a substantial portion of the Domestic Life Insurance & Retirement Services bond portfolio diminishes significantly in value or suffers credit events, AIG may need to provide additional capital support for these operations.

AIG has developed certain plans (described below), some of which have already been implemented, to provide stability to its businesses and to provide for the timely repayment of the Fed Facility; other plans are still being formulated.

Asset Disposition Plan

On October 3, 2008, AIG announced a restructuring plan under which AIG’s Life Insurance & Retirement Services operations and certain other businesses would be divested in whole or in part. Since that time, AIG has sold certain businesses and assets and has entered into contracts to sell others. However, global market conditions have continued to deteriorate, posing risks to AIG’s ability to divest assets at acceptable values. As announced on March 2, 2009 and as described in Note 23 to the Consolidated Financial Statements, AIG’s restructuring plan has evolved in response to these market conditions. Specifically, AIG’s current plans involve transactions between AIG and the NY Fed with respect to AIA and ALICO, as well as plans to retain the majority of AIG’s U.S. property and casualty and foreign general insurance businesses.

AIG believes that these current plans are necessary to maximize the value of its businesses over a longer time frame. Therefore, some businesses that have previously been prepared for sale will be divested, some will be held for later divestiture, and some businesses will be prepared for potential subsequent offerings to the public. Dispositions of certain businesses will be subject to regulatory approval. Proceeds from these dispositions, to the extent they do not represent required capital of AIG’s insurance company subsidiaries, are contractually required to be applied toward the repayment of the Fed Facility as mandatory repayments.

In connection with AIG’s asset disposition plan, through February 18, 2009, AIG had sold, or entered into contracts to sell the following operations:

•	On November 26, 2008, AIG sold its 50 percent stake in the Brazilian joint venture Unibanco AIG Seguros S.A. to AIG’s JV partner Unibanco-União de Bancos Brasileiros S.A.

•	On December 1, 2008, AIG entered into a contract to sell AIG Private Bank Ltd. to Aabar Investments PJSC.

•	On December 18, 2008, AIG sold the assets of its Taiwan Finance business to Taiwan Acceptance Corporation.

•	On December 19, 2008, AIG entered into a contract to sell Deutsche Versicherungs-und Rückversicherungs-Aktiengesellschaft (Darag), a German general insurance subsidiary of AIG affiliate Württembergische und Badische Versicherungs-AG(WüBa) in Germany, to Augur.

•	On December 22, 2008, AIG entered into a contract to sell HSB Group, Inc., the parent company of HSB, to Munich Re Group.

•	On January 13, 2009, AIG entered into a contract to sell AIG Life Insurance Company of Canada to BMO Financial Group.

AIG 2008 Form 10-K    46

American International Group, Inc., and Subsidiaries

•	On January 23, 2009, AIG entered into a contract to sell AIG PhilAm Savings Bank, PhilAm Auto Financing and Leasing, and PFL Holdings to EastWest Banking Corporation.

•	On February 5, 2009, AIG entered into a contract to sell AIG Retail Bank Public Company Limited and AIG Card (Thailand) to Bank of Ayudhya.

Subject to satisfaction of certain closing conditions, including regulatory approvals, AIG expects those sales that are under contract to close during the first half of 2009. These operations had total assets and liabilities with carrying values of approximately $14.1 billion and $12.6 billion, respectively, at December 31, 2008. Aggregate proceeds from the sale of these businesses, including repayment of intercompany loan facilities, are expected to be $2.8 billion. These eight transactions are expected to generate $2.1 billion of net cash proceeds to repay outstanding borrowings on the Fed Facility, after taking insurance affiliate capital requirements into account.

AIG expects to divest its Institutional Asset Management businesses that manage third-party assets. These businesses offered for sale exclude those providing traditional fixed income and shorter duration asset and liability management for AIG’s insurance company subsidiaries. The extraction of these asset management businesses will require the establishment of shared service arrangements between the remaining asset management businesses and those that are sold as well as the establishment of new asset management contracts, which will be determined in conjunction with the buyers of these businesses.

AIGFP is engaged in a multi-step process of unwinding its businesses and portfolios. In connection with that process, certain assets have been sold, or are under contract to be sold. The proceeds from these sales will be used for AIGFP’s liquidity and are not included in the amounts above. The NY Fed has waived the requirement under the Fed Credit Agreement that the proceeds of these sales be applied as a mandatory repayment under the Fed Facility, which would result in a permanent reduction of the NY Fed’s commitment to lend to AIG. Instead, the NY Fed has given AIGFP permission to retain the proceeds of the completed sales, and has required that the proceeds of pending sales be used to voluntarily repay the Fed Facility, with the amounts repaid available for future reborrowing subject to the terms of the Fed Facility. AIGFP is also opportunistically terminating contracts. AIGFP is entering into new derivative transactions only to hedge its current portfolio, reduce risk and hedge the currency, interest rate and other market risks associated with its affiliated businesses. Due to the long-term duration of AIGFP’s derivative contracts and the complexity of AIGFP’s portfolio, AIG expects that an orderly wind-down will take a substantial period of time. The cost of executing the wind-down will depend on many factors, many of which are not within AIGFP’s control, including market conditions, AIGFP’s access to markets via market counterparties, the availability of liquidity and the potential implications of further rating downgrades.

AIG continually evaluates overall market conditions, performance of businesses that are for sale, and market and business performance of competitors and likely bidders for the assets. This evaluation informs decision-making about the timing and process of putting businesses up for sale. Depending on market and business conditions, as noted above, AIG can modify its sales approach to maximize value for AIG and the U.S. taxpayers in the disposition process. Such a modification could result in the sale of additional or other assets.

Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS 144) requires that certain criteria be met in order for AIG to classify a business as held for sale. At December 31, 2008, the held for sale criteria in FAS 144 was not met for AIG’s significant businesses included in its asset disposition plan.

Expense Reductions and Preservation of Cash and Capital

AIG developed a plan to review significant projects and eliminated, delayed, or curtailed those that are discretionary or non-essential to make available internal resources and to improve liquidity by reducing cash outflows to outside service providers. AIG also suspended the dividend on its common stock to preserve capital.

AIG 2008 Form 10-K    47

American International Group, Inc., and Subsidiaries

Liquidity of Parent and Subsidiaries

AIG (Parent Company)

At February 18, 2009, AIG parent had the following sources of liquidity:

•	$24.8 billion of available borrowings under the Fed Facility;

•	$753 million of available commercial paper borrowings under the CPFF; and

•	$1.1 billion of cash and short-term investments.

These sources of liquidity will be supplemented when the liquidity arrangements expected to be entered into among AIG, the NY Fed and the United States Department of the Treasury are implemented. As a result, AIG believes that it has sufficient liquidity at the parent level to meet its obligations through at least the next twelve months. However, no assurance can be given that AIG’s cash needs will not exceed projected amounts. Additional collateral calls at AIGFP, a further downgrade of AIG’s credit ratings or unexpected capital or liquidity needs of AIG’s subsidiaries may result in significant additional cash needs. For a further discussion of this risk, see Item 1A. Risk Factors.

Since the fourth quarter of 2008, AIG has not had access to its traditional sources of long-term or short-term financing through the public debt markets. Further, in light of AIG’s current common stock price, AIG does not expect to be able to issue equity securities in the public markets in the foreseeable future.

Traditionally AIG depended on dividends, distributions, and other payments from subsidiaries to fund payments on its obligations. In light of AIG’s current financial situation, many of its regulated subsidiaries are restricted from making dividend payments, or advancing funds, to AIG (see Item 1A. Risk Factors). Primary uses of cash flow are for debt service and subsidiary funding. In 2008, AIG parent collected $2.7 billion in dividends and other payments from subsidiaries (primarily from insurance company subsidiaries), issued $12.8 billion of debt and retired $3.2 billion of debt, excluding MIP and Series AIGFP debt. Excluding MIP and Series AIGFP debt, AIG parent made interest payments totaling $1.5 billion, and made $27.2 billion in net capital contributions to subsidiaries. AIG paid $1.7 billion in dividends to shareholders in 2008, prior to the suspension of dividends in September 2008.

AIG parent funds a portion of its short-term working capital needs through commercial paper issued by AIG Funding. Since October 2008, all commercial paper issuance for AIG Funding has been through the CPFF program. As of December 31, 2008, AIG Funding had $6.9 billion of commercial paper outstanding with an average maturity of 32 days, of which $6.6 billion was issued through the CPFF.

AIG’s liquidity could also be further impaired by unforeseen significant outflows of cash. This situation may arise due to circumstances that AIG may be unable to control, such as more extensive general market disruption or an operational problem that affects third parties or AIG. Regulatory and other legal restrictions would likely limit AIG’s ability to transfer funds freely, either to or from its subsidiaries. For a further discussion of the regulatory environment in which AIG subsidiaries operate and other issues affecting AIG’s liquidity, see Item 1A. Risk Factors.

General Insurance

AIG currently expects that its general insurance subsidiaries will be able to continue to meet their obligations as they come due through cash from operations and, to the extent necessary, asset dispositions. One or more large catastrophes, however, may require AIG to provide additional support to the affected general insurance operations. In addition, further downgrades in AIG’s credit ratings could put pressure on the insurer financial strength ratings of these subsidiaries. A downgrade in the insurer financial strength ratings of an insurance company subsidiary could result in non-renewals or cancellations by policyholders and adversely affect these companies’ ability to meet their own obligations and require that AIG provide capital or liquidity support to them. For a discussion of AIG’s potential inability to support its subsidiaries, see Item 1A. Risk Factors — Liquidity.

48    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

General Insurance operating cash flow is derived from underwriting and investment activities. Cash flow from underwriting operations includes collections of periodic premiums and paid loss recoveries, less reinsurance premiums, losses, and acquisition and operating expenses. Generally, there is a time lag from when premiums are collected and losses and benefits are paid. Investment cash flow is primarily derived from interest and dividends received, and includes investment maturities and repayments.

With respect to General Insurance operations, if paid losses accelerated beyond AIG’s ability to fund such losses from current operating cash flows, AIG might need to liquidate a portion of its General Insurance investment portfolio and/or attempt to arrange for financing. A liquidity strain could result from the occurrence of one or several significant catastrophic events in a relatively short period of time. Additional strain on liquidity could occur if the investments liquidated to fund such paid losses were sold in a depressed market place. Further liquidity strains could also arise if reinsurance recoverable on such paid losses became uncollectible or collateral supporting such reinsurance recoverable significantly decreased in value.

At December 31, 2008, General Insurance had liquidity in the form of cash and short-term investments of $11.7 billion. In the event additional liquidity is required, management believes it can provide such liquidity through sale of a portion of its substantial holdings in government and corporate bonds as well as equity securities. Government and corporate bonds represented 97.6 percent of total fixed income investments at December 31, 2008. Given the size and liquidity profile of AIG’s General Insurance investment portfolios, AIG believes that deviations from its projected claim experience do not constitute a significant liquidity risk. AIG’s asset/liability management process takes into account the expected maturity of investments and the specific nature and risk profile of liabilities. Historically, there has been no significant variation between the expected maturities of AIG’s General Insurance investments and the payment of claims.

AIG has arranged for letters of credit that totaled $1.6 billion and funded trusts totaling $2.9 billion at December 31, 2008, to allow certain AIG Property and Casualty Group subsidiaries to obtain admitted surplus credit for reinsurance provided by non-admitted carriers. Substantially all the letters of credit may be cancelled on December 31, 2010. The inability of AIG to renew or replace these letters of credit or otherwise obtain equivalent financial support would result in a reduction of the statutory surplus of these property and casualty companies. AIG Property Casualty Group maintains liquidity in its investment portfolio through holdings of $6.2 billion of municipal securities which have been refunded and are escrowed to the call or to maturity. The maturities of these holdings are all less than ten years, and the bonds are secured by the United States Department of the Treasury or Government Agency securities held in escrow by trustees. These municipal holdings have substantial unrealized gains and demonstrated liquidity even during the market dislocations experienced during the fourth quarter of 2008.

Life Insurance & Retirement Services

Life Insurance & Retirement Services operating cash flow is derived from underwriting and investment activities. Cash flow from underwriting operations includes collections of periodic premiums and policyholders’ contract deposits, and paid loss recoveries, less reinsurance premiums, losses, benefits, surrenders, and acquisition and operating expenses. Generally, there is a time lag from when premiums are collected and losses and benefits are paid. Investment cash flow is primarily derived from interest and dividends received, and includes investment maturities and repayments. Contributions from AIG parent also represent a liquidity source.

If a substantial portion of the Life Insurance & Retirement Services operations bond portfolio diminished significantly in value and/or defaulted, AIG might need to provide capital or liquidity support to these operations. For a discussion of AIG’s potential inability to support its subsidiaries, see Item 1A. Risk Factors — Liquidity. A significant increase in policy surrenders and withdrawals, which could be triggered by a variety of factors, including AIG-specific concerns, could result in a substantial liquidity strain. Other potential events causing a liquidity strain could include economic collapse of a nation or region in which Life Insurance & Retirement Services operations exist, nationalization, catastrophic terrorist acts, or other economic or political upheaval.

At December 31, 2008, Life Insurance & Retirement Services had liquidity in the form of cash and short-term investments of $32.3 billion. In the event additional liquidity is required, management believes it can provide such liquidity through sale of a portion of its substantial holdings in government and corporate bonds as well as equity

AIG 2008 Form 10-K    49

American International Group, Inc., and Subsidiaries

securities. Government and corporate bonds represented 84.8 percent of total fixed income investments at December 31, 2008. Given the size and liquidity profile of AIG’s Life Insurance & Retirement Services investment portfolios, AIG believes that deviations from its projected claim experience do not constitute a significant liquidity risk. AIG’s asset/liability management process takes into account the expected maturity of investments and expected benefit payments and policy surrenders as well as the specific nature and risk profile of these liabilities. The Life Insurance & Retirement Services subsidiaries have been able to meet liquidity needs, even during the period of higher surrenders which was experienced from mid-September through year-end 2008, and expect to be able to do so in the foreseeable future.

Foreign Life Insurance Companies

AIG’s Foreign Life Insurance companies (including ALICO) have had significant capital needs following publicity of AIG parent’s liquidity issues and related credit ratings downgrades and reflecting the decline in the equity markets. AIG contributed $4.4 billion to the Foreign Life Insurance companies during 2008 ($4.0 billion of which was contributed using borrowings under the Fed Facility). In Taiwan, AIG contributed approximately $1.8 billion to Nan Shan in 2008 as a result of the continued declines in the Taiwan equity market and foreign currency movements. AIG made capital contributions of $2.6 billion to support foreign life operations in Hong Kong and Japan, principally due to the steep decline in AIG’s common stock price.

AIG believes that its Foreign Life Insurance subsidiaries have adequate capital to support their business plans through 2009; however, to the extent the investment portfolios of the Foreign Life Insurance companies continue to be adversely affected by market conditions, AIG may need to make additional capital contributions to these companies. For a discussion of AIG’s potential inability to support its subsidiaries, see Item 1A. Risk Factors — Liquidity.

Domestic Life Insurance and Domestic Retirement Services Companies

AIG’s Domestic Life Insurance and Domestic Retirement Services companies have two primary liquidity needs: the funding of surrenders, and obtaining capital to offset statutory other-than-temporary impairment charges. At the current rate of surrenders, AIG believes that its Domestic Life Insurance and Domestic Retirement Services companies will have sufficient resources to meet these obligations. A substantial increase in surrender activity could, however, place stress on the liquidity of these companies and require asset sales or contributions from AIG.

During the year ended December 31, 2008 and through February 27, 2009, AIG contributed capital totaling $22.7 billion ($18.0 billion of which was contributed using borrowings under the Fed Facility) to certain of its Domestic Life Insurance and Domestic Retirement Services subsidiaries to replace a portion of the capital lost as a result of net realized capital losses (primarily resulting from other-than-temporary impairment charges). Further capital contributions may be required to the extent additional statutory net realized capital losses are incurred. For a discussion of AIG’s potential inability to support its subsidiaries, see Item 1A. Risk Factors — Liquidity.

Financial Services

AIG’s major Financial Services operating subsidiaries consist of ILFC, AIGFP, AGF and AIGCFG. Traditional sources of funds considered in meeting the liquidity needs of these operations are generally no longer available. These sources included GIAs’ issuance of long- and short-term debt, issuance of commercial paper, bank loans and bank credit facilities. However, AIGCFG has been able to retain a significant portion of customer deposits, providing a measure of liquidity.

ILFC

ILFC’s traditional source of liquidity had been collections of lease payments and borrowing in the public debt markets to fund aircraft purchases and to satisfy maturing debt. Additional liquidity is provided by the proceeds of aircraft sales.

50    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

In September 2008, ILFC was unable to borrow in the public debt markets, and therefore, ILFC borrowed the full $6.5 billion amount available under its credit facilities. ILFC was also accepted into the CPFF and had borrowed approximately $1.7 billion under the CPFF as of December 31, 2008. On January 21, 2009, however, S&P downgraded ILFC’s short-term credit rating and, as a result, ILFC lost access to the CPFF. The $1.7 billion ILFC had borrowed under the CPFF was due and paid on January 28, 2009. ILFC is currently seeking secured financing. ILFC has the capacity under its present facilities and indentures, to enter into secured financings in excess of $5.0 billion. If ILFC continues to be limited in its ability to use this capacity, AIG expects that these borrowings and cash flows from operations, which may include aircraft sales, will be inadequate to permit ILFC to meet its obligations for 2009. Therefore, AIG will need to provide support through additional asset sales or funding for the remaining amounts.

As a result of Moody’s downgrade of ILFC’s long-term debt rating, ILFC received notice under the provisions of the Export Credit Facilities to segregate security deposits and maintenance reserves related to aircraft funded under the facilities into separate accounts. ILFC had 90 days from the date of the notice to comply and, subsequent to December 31, 2008, ILFC segregated approximately $260 million of deposits and maintenance reserves. The amount of funds required to be segregated under the facility agreements fluctuates with the changes in the related deposits, maintenance reserves, and debt maturities. Further rating downgrades would impose additional restrictions under these facilities including the requirement to segregate rental payments and would require prior consent to withdraw funds from the segregated account.

AIGFP

AIGFP had historically funded its operations through the issuance of notes and bonds, GIA borrowings and other structured financing transactions. AIGFP also obtained funding through repurchase agreements.

In the last half of 2008, AIGFP’s access to its traditional sources of liquidity were significantly reduced and it relied on AIG Parent to meet most of its liquidity needs. AIGFP’s asset backed commercial paper conduit, Curzon Funding LLC, was accepted into the CPFF with a total borrowing limit of $7.2 billion, and had approximately $6.8 billion outstanding at February 18, 2009. Separately, a structured investment vehicle sponsored, but not consolidated, by AIGFP, Nightingale Finance LLC, was also accepted into the CPFF with a borrowing limit of $1.1 billion. As of February 18, 2009, this vehicle had approximately $1.1 billion outstanding under the CPFF.

AGF

AGF’s traditional source of liquidity has been collections of customer receivables and borrowing in the public markets.

In September 2008, AGF was unable to borrow in the public debt markets and drew down $4.6 billion, the full amount available, under its primary credit facilities. AGF anticipates that its primary source of funds to support its operations and repay its obligations will be customer receivable collections. In order to improve cash flow, AGF will limit its lending activities and manage its expenses. In addition, AGF is pursuing sales of certain of its finance receivables and seeking securitization financing. AIG expects that AGF’s existing sources of funds will be inadequate to meet its debt and other obligations for 2009. Therefore, AIG will need to provide support through additional asset sales or funding for the remaining amounts.

AIGCFG

AIGCFG experienced significant deposit withdrawals in Hong Kong during September 2008. AIGCFG subsidiaries borrowed $1.6 billion from AIG in September and October of 2008 to meet these withdrawals and other cash needs. No further material funding was required during the remainder of the fourth quarter of 2008.

Since November of 2008, AIGCFG subsidiaries have been able to retain significant deposit balances as a result of the lowered perceived risk, as well as depository insurance support provided by various regulatory authorities in countries in which AIGCFG units operate.

AIG 2008 Form 10-K    51

American International Group, Inc., and Subsidiaries

AIG believes that the funding needs of AIGCFG have stabilized, but it is possible that renewed customer and counterparty concerns could substantially increase AIGCFG’s liquidity needs in 2009. Through February 18, 2009, AIGCFG had entered into contracts to sell certain of its operations in Taiwan, Thailand and the Philippines.

Asset Management

Asset Management’s principal cash requirements are to fund general working capital needs, investment commitments related to proprietary investments originally acquired for warehouse purposes, contractual capital commitments, proprietary investments of AIG Global Real Estate and any liquidity mismatches in the Spread-Based Investment business. Requirements related to Institutional Asset Management are funded through general operating cash flows from management and performance fees, proceeds from events in underlying funds (capital calls to third parties, sale of portfolio companies, etc.) as well as intercompany funding provided by AIG. Accordingly, Institutional Asset Management’s ability to fund certain of its needs may depend on advances from AIG under various intercompany borrowing facilities. Restrictions on these facilities would have adverse consequences on the ability of the business to satisfy its respective obligations. With respect to the Global Real Estate business, investing activities are also funded through third-party financing arrangements which are secured by the relevant properties.

The GIC and MIP programs are in run-off. AIG expects to fund its obligations under these programs through cash flows generated from invested assets (principal and interest) as well as sales of investments, primarily fixed maturity securities. However, illiquidity and diminished values within the investment portfolios may impair AIG’s ability to sell the related program assets or sell such assets for a price adequate to settle the corresponding liabilities when they come due. In such a case, AIG parent would need to fund the payments.

52    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

Debt

Total debt was as follows:

	At December 31,
	2008	2007
	(In millions)

Debt issued by AIG:
Fed Facility (secured)	$40,431	$—
Notes and bonds payable	11,756	14,588
Junior subordinated debt	11,685	5,809
Junior subordinated debt attributable to equity units	5,880	—
Loans and mortgages payable	416	729
MIP matched notes and bonds payable	14,446	14,267
AIGFP matched notes and bonds payable	4,660	874

Total AIG debt	89,274	36,267

Debt guaranteed by AIG:
AIGFP(a)
Commercial paper(b)	6,802	—
GIAs	13,860	19,908
Notes and bonds payable	5,250	36,676
Loans and mortgages payable	2,175	1,384
Hybrid financial instrument liabilities(c)	2,113	7,479

Total AIGFP debt	30,200	65,447

AIG Funding commercial paper(b)	6,856	4,222

AIGLH notes and bonds payable	798	797

Liabilities connected to trust preferred stock	1,415	1,435

Total debt issued or guaranteed by AIG	128,543	108,168

Debt not guaranteed by AIG:
ILFC
Commercial paper(b)	1,748	4,483
Junior subordinated debt	999	999
Notes and bonds payable(d)	30,047	25,737

Total ILFC debt	32,794	31,219

AGF
Commercial paper and extendible commercial notes	188	3,801
Junior subordinated debt	349	349
Notes and bonds payable	23,089	22,369

Total AGF debt	23,626	26,519

AIGCFG
Commercial paper	124	287
Loans and mortgages payable	1,596	1,839

Total AIGCFG debt	1,720	2,126

Other subsidiaries	670	775

Debt of consolidated investments held through:

AIG 2008 Form 10-K    53

American International Group, Inc., and Subsidiaries

	At December 31,
	2008	2007
	(In millions)

A.I. Credit(e)	—	321
AIG Investments	1,300	1,636
AIG Global Real Estate	4,545	5,096
AIG SunAmerica	5	186
ALICO	—	3

Total debt of consolidated investments	5,850	7,242

Total debt not guaranteed by AIG	64,660	67,881

Consolidated:
Total commercial paper and extendible commercial notes	613	13,114
Federal Reserve Bank of New York commercial paper funding facility	15,105	—
Total long-term debt	177,485	162,935

Total debt	$193,203	$176,049

(a)	In 2008, AIGFP borrowings are carried at fair value.

(b)	Includes borrowings of $6.8 billion, $6.6 billion and $1.7 billion for AIGFP (through Curzon Funding LLC, AIGFP’s asset-backed commercial paper conduit), AIG Funding and ILFC, respectively, under the CPFF at December 31, 2008.

(c)	Represents structured notes issued by AIGFP that are accounted at fair value.

(d)	Includes borrowings under Export Credit Facility of $2.4 billion and $2.5 billion at December 31, 2008 and 2007, respectively.

(e)	Represents commercial paper issued by a variable interest entity secured by receivables of A.I. Credit.

54    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

Long-Term Debt

A roll forward of long-term debt, excluding debt of consolidated investments is as follows:

	for the year ended December 31, 2008
	Balance at		Maturities	Effect of	Other	Balance at
	December 31,		and	Foreign	Non-Cash	December 31,
	2007	Issuances	Repayments	Exchange	Changes(b)	2008
	(In millions)

AIG
Fed Facility	$—	$96,650	$(59,850)	$—	$3,631	$40,431
Notes and bonds payable	14,588	—	(2,700)	(1)	(131)	11,756
Junior subordinated debt	5,809	6,953	—	(1,078)	1	11,685
Junior subordinated debt attributable to equity units	—	5,880	—	—	—	5,880
Loans and mortgages payable	729	457	(762)	8	(16)	416
MIP matched notes and bonds payable	14,267	—	(194)	(38)	411	14,446
AIGFP matched notes and bonds payable	874	3,464	(198)	—	520	4,660

AIGFP(a)
GIAs	19,908	5,070	(16,576)	—	5,458	13,860
Notes and bonds payable and hybrid financial instrument liabilities	44,155	63,803	(99,531)	—	(1,064)	7,363
Loans and mortgages payable	1,384	9,254	(8,512)	—	49	2,175

AIGLH notes and bonds payable	797	—	—	—	1	798
Liabilities connected to trust preferred stock	1,435	—	(19)	—	(1)	1,415
ILFC notes and bonds payable	25,737	9,389	(4,575)	(507)	3	30,047
ILFC junior subordinated debt	999	—	—	—	—	999
AGF notes and bonds payable	22,369	5,844	(4,659)	(427)	(38)	23,089
AGF junior subordinated debt	349	—	—	—	—	349
AIGCFG loans and mortgages payable	1,839	2,278	(2,431)	(214)	124	1,596
Other subsidiaries	775	23	(165)	26	11	670

Total	$156,014	$209,065	$(200,172)	$(2,231)	$8,959	$171,635

(a)	In 2008, AIGFP borrowings are carried at fair value.

(b)	Includes the change in fair value and cumulative effect of the adoption of FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (FAS 159). Also includes commitment fee and accrued compounding interest of $3.63 billion on the Fed Facility.

AIG (Parent Company)

AIG traditionally issued debt securities from time to time to meet its financing needs and those of certain of its subsidiaries, as well as to opportunistically fund the MIP. The maturities of the debt securities issued by AIG to fund the MIP are generally expected to be paid using the cash flows of assets held by AIG as part of the MIP portfolio. However, mismatches in the timing of cash inflows and outflows of the MIP, as well as shortfalls due to impairments of MIP assets, would need to be funded by AIG parent.

AIG 2008 Form 10-K    55

American International Group, Inc., and Subsidiaries

On August 18, 2008, AIG sold $3.25 billion principal amount of senior unsecured notes in a Rule 144A/Regulation S offering which bear interest at a per annum rate of 8.25 percent and mature in 2018. The proceeds from the sale of these notes were used by AIGFP for its general corporate purposes, and the notes are included within “AIGFP matched notes and bonds payable” in the preceding tables. AIG has agreed to use commercially reasonable efforts to consummate an exchange offer for the notes pursuant to an effective registration statement within 360 days of the date on which the notes were issued.

As of December 31, 2008, approximately $7.5 billion principal amount of senior notes were outstanding under AIG’s medium-term note program, of which $3.2 billion was used for AIG’s general corporate purposes, $893 million was used by AIGFP (included within “AIGFP matched notes bonds and payable” in the preceding tables) and $3.4 billion was used to fund the MIP. The maturity dates of these notes range from 2009 to 2052. To the extent considered appropriate, AIG may enter into swap transactions to manage its effective borrowing rates with respect to these notes.

As of December 31, 2008, the equivalent of $12.0 billion of notes were outstanding under AIG’s Euro medium-term note program, of which $9.7 billion were used to fund the MIP and the remainder was used for AIG’s general corporate purposes. The aggregate amount outstanding includes a $588 million loss resulting from foreign exchange translation into U.S. dollars, of which $0.1 million gain relates to notes issued by AIG for general corporate purposes and $588 million loss relates to notes issued to fund the MIP. AIG has economically hedged the currency exposure arising from its foreign currency denominated notes.

In May 2008, AIG raised a total of approximately $20 billion through the sale of (i) 196,710,525 shares of AIG common stock in a public offering at a price per share of $38; (ii) 78.4 million Equity Units in a public offering at a price per unit of $75; and (iii) $6.9 billion in unregistered offerings of junior subordinated debentures in three series. The Equity Units and junior subordinated debentures receive hybrid equity treatment from the major rating agencies under their current policies but are recorded as long-term debt on the consolidated balance sheet. The Equity Units consist of an ownership interest in AIG junior subordinated debentures and a stock purchase contract obligating the holder of an equity unit to purchase, and obligating AIG to sell, a variable number of shares of AIG common stock on three dates in 2011 (a minimum of 128,944,480 shares and a maximum of 154,738,080 shares, subject to anti-dilution adjustments).

During 2007 and 2008, AIG issued an aggregate of $12.5 billion of junior subordinated debentures in U.S. dollars, British Pounds and Euros in eight series. In connection with each series of junior subordinated debentures, AIG entered into a Replacement Capital Covenant (RCC) for the benefit of the holders of AIG’s 6.25 percent senior notes due 2036. The RCCs provide that AIG will not repay, redeem, or purchase the applicable series of junior subordinated debentures on or before a specified date, unless AIG has received qualifying proceeds from the sale of the replacement capital securities.

In October 2007, AIG borrowed a total of $500 million on an unsecured basis pursuant to a loan agreement with a third-party bank. The entire amount of the loan was repaid on September 30, 2008.

AIGFP

Approximately $3.1 billion of AIGFP’s debt maturities through December 31, 2009 are fully collateralized with assets backing the corresponding liabilities. However, mismatches in the timing of cash inflows on the assets and outflows with respect to the liabilities may require assets to be sold to satisfy maturing liabilities. Depending on market conditions and AIGFP’s ability to sell assets at that time, proceeds from sales may not be sufficient to satisfy the full amount due on maturing liabilities. Any shortfalls would need to be funded by AIG parent.

ILFC

ILFC has a $4.3 billion Export Credit Facility for use in connection with the purchase of approximately 75 aircraft delivered through 2001. This facility was guaranteed by various European Export Credit Agencies. The interest rate varies from 5.75 percent to 5.86 percent on these amortizing ten-year borrowings depending on the delivery date of the aircraft. At December 31, 2008, ILFC had $365 million outstanding under this facility. The debt is collateralized by a pledge of the shares of a subsidiary of ILFC, which holds title to the aircraft financed under the facility.

56    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

ILFC has a similarly structured Export Credit Facility for up to a maximum of $3.6 billion for Airbus aircraft to be delivered through May 31, 2009. The facility becomes available as the various European Export Credit Agencies provide their guarantees for aircraft based on a forward-looking calendar, and the interest rate is determined through a bid process. The interest rates are either LIBOR based with spreads ranging from (0.04) percent to 0.90 percent or at fixed rates ranging from 4.2 percent to 4.7 percent. At December 31, 2008, ILFC had $2.1 billion outstanding under this facility. At December 31, 2008, the interest rate of the loans outstanding ranged from 2.51 percent to 4.71 percent. The debt is collateralized by a pledge of shares of a subsidiary of ILFC, which holds title to the aircraft financed under the facility. Borrowings with respect to these facilities are included in ILFC’s notes and bonds payable in the preceding table of borrowings.

At December 31, 2008, the total funded amount of ILFC’s bank financings was $7.6 billion. The fundings mature through February 2012. The interest rates are LIBOR-based, with spreads ranging from 0.30 percent to 1.625 percent. At December 31, 2008, the interest rates ranged from 2.15 percent to 4.36 percent. AIG does not guarantee any of the debt obligations of ILFC.

AGF

As of December 31, 2008, notes and bonds aggregating $23.1 billion were outstanding with maturity dates ranging from 2009 to 2031 at interest rates ranging from 0.23 percent to 9 percent. To the extent considered appropriate, AGF may enter into swap transactions to manage its effective borrowing rates with respect to these notes and bonds.

AIG does not guarantee any of the debt obligations of AGF but has provided a capital support agreement for the benefit of AGF’s lenders under the AGF 364-Day Syndicated Facility. Under this support agreement, AIG has agreed to cause AGF to maintain (1) consolidated net worth of $2.2 billion and (2) an adjusted tangible leverage ratio of less than or equal to 8 to 1 at the end of each fiscal quarter.

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

Both ILFC and AGF have drawn the full amount available under their revolving credit facilities. AIG’s syndicated facilities contain a covenant requiring AIG to maintain total shareholders’ equity (calculated on a consolidated basis consistent with GAAP) of at least $50 billion at all times. If AIG fails to maintain this level of total shareholders’ equity at any time, it will lose access to those facilities. Additionally, if an event of default occurs under those facilities, including AIG failing to maintain $50 billion of total shareholders’ equity at any time, which causes the banks to terminate either of those facilities, then AIG may be required to collateralize approximately

AIG 2008 Form 10-K    57

American International Group, Inc., and Subsidiaries

$2.7 billion of letters of credit that AIG has obtained for the benefit of its insurance subsidiaries so that these subsidiaries may obtain statutory recognition of their intercompany reinsurance transactions.

At December 31, 2008					One-Year
(in millions)			Available		Term-Out
Facility	Size	Borrower(s)	Amount	Expiration	Option
	(In millions)

AIG:
364-Day Syndicated Facility(a)	$2,125	AIG/AIG Funding(b)	$2,125	July 2009	Yes
5-Year Syndicated Facility(a)	1,625	AIG/AIG Funding(b)	1,625	July 2011	No

Total AIG	$3,750		$3,750

ILFC:
5-Year Syndicated Facility	$2,500	ILFC	$—	October 2011	No
5-Year Syndicated Facility	2,000	ILFC	—	October 2010	No
5-Year Syndicated Facility	2,000	ILFC	—	October 2009	No

Total ILFC	$6,500		$—

AGF:
364-Day Syndicated Facility	$2,450	American General Finance Corporation	$—	July 2009	Yes
		American General Finance, Inc.(c)	—
5-Year Syndicated Facility	2,125	American General Finance Corporation	—	July 2010	No

Total AGF	$4,575		$—

(a)	On October 5, 2008, Lehman Brothers Holdings Inc. (LBHI), the parent company of Lehman Brothers Bank, FSB (LBB), filed for bankruptcy protection. LBB is a lender under AIG’s 364-Day Syndicated Facility and 5-Year Syndicated Facility and had committed to provide $100 million and $42.5 million, respectively, under these facilities. While LBB is not included in the LBHI bankruptcy filing, AIG cannot be certain whether LBB would fulfill it commitments under these facilities.

(b)	Guaranteed by AIG. In September 2008, AIG Capital Corporation was removed as a borrower on the syndicated facilities.

(c)	AGF is an eligible borrower for up to $400 million only.

Credit Ratings

The cost and availability of unsecured financing for AIG and its subsidiaries are generally dependent on their short-and long-term debt ratings. The following table presents the credit ratings of AIG and certain of its subsidiaries as of February 18, 2009. In parentheses, following the initial occurrence in the table of each rating, is an indication of that rating’s relative rank within the agency’s rating categories. That ranking refers only to the

58    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

generic or major rating category and not to the modifiers appended to the rating by the rating agencies to denote relative position within such generic or major category.

	Short-term Debt			Senior Long-term Debt
	Moody’s	S&P	Fitch	Moody’s(a)	S&P(b)	Fitch(c)

AIG	P-1 (1st of 3)(g)	A-1 (1st of 8)(e)	F1 (1st of 5)	A3 (3rd of 9)(g)	A- (3rd of 8)(e)	A (3rd of 9)
AIG Financial Products Corp.(d)	P-1(g)	A-1(e)	—	A3(g)	A-(e)	—
AIG Funding(d)	P-1(g)	A-1(e)	F1	—	—	—
ILFC	P-2 (2nd of 3)(h)	A-2 (2nd of 8)(f)	F1(j)	Baa1 (4th of 9)(h)	BBB+ (4th of 8)(f)	A(j)
American General Finance Corporation	P-2(i)	B (4th of 8)	F1(j)	Baa1(g)	BB+ (5th of 8)(i)	BBB (4th of 9)(j)
American General Finance, Inc.	P-2(g)	A-3 (3rd of 8)	F1(j)	—	—	BBB(j)

(a)	Moody’s appends numerical modifiers 1, 2 and 3 to the generic rating categories to show relative position within the rating categories.

(b)	S&P ratings may be modified by the addition of a plus or minus sign to show relative standing within the major rating categories.

(c)	Fitch ratings may be modified by the addition of a plus or minus sign to show relative standing within the major rating categories.

(d)	AIG guarantees all obligations of AIG Financial Products Corp. and AIG Funding.

(e)	Credit Watch Negative.

(f)	Credit Watch Developing.

(g)	Under Review for Possible Downgrade.

(h)	Under Review with Direction Uncertain.

(i)	Negative Outlook.

(j)	Rating Watch Evolving.

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

A significant portion of AIGFP’s GIAs, structured financing arrangements and financial derivative transactions include provisions that require AIGFP, upon a downgrade of AIG’s long-term debt ratings, to post collateral or, with the consent of the counterparties, assign or repay its positions or arrange a substitute guarantee of its obligations by an obligor with higher debt ratings. Furthermore, certain downgrades of AIG’s long-term senior debt ratings would permit either AIG or the counterparties to elect early termination of contracts.

The actual amount of collateral that AIGFP would be required to post to counterparties in the event of such downgrades, or the aggregate amount of payments that AIG could be required to make, depends on market conditions, the fair value of outstanding affected transactions and other factors prevailing at the time of the downgrade. For the impact of a downgrade in AIG’s credit ratings, see Item 1A. Risk Factors — Credit Ratings.

AIG 2008 Form 10-K    59

American International Group, Inc., and Subsidiaries

Contractual Obligations

Contractual obligations in total, and by remaining maturity were as follows:

			Payments due by Period
	Total	Less Than	1-3	3+-5	More Than
At December 31, 2008	Payments	One Year	Years	Years	Five Years
	(In millions)

Borrowings(a)	$131,204	$20,417	$33,574	$18,607	$58,606
Fed Facility	40,431	—	—	40,431	—
Interest payments on borrowings	81,860	5,361	9,281	22,832	44,386

Loss reserves(b)	89,258	24,546	27,224	12,942	24,546
Insurance and investment contract liabilities(c)	620,440	32,059	41,703	38,103	508,575
GIC liabilities(d)	18,020	6,175	2,472	3,406	5,967
Aircraft purchase commitments	16,677	3,028	448	2,917	10,284
Operating leases	4,258	800	1,094	699	1,665
Other long-term obligations	562	228	308	12	14

Total(e)(f)	$1,002,710	$92,614	$116,104	$139,949	$654,043

(a)	Excludes commercial paper and borrowings incurred by consolidated investments and includes hybrid financial instrument liabilities recorded at fair value.

(b)	Represents future loss and loss adjustment expense payments estimated based on historical loss development payment patterns. Due to the significance of the assumptions used, the periodic amounts presented could be materially different from actual required payments.

(c)	Insurance and investment contract liabilities include various investment-type products with contractually scheduled maturities, including periodic payments of a term certain nature. Insurance and investment contract liabilities also include benefit and claim liabilities, of which a significant portion represents policies and contracts that do not have stated contractual maturity dates and may not result in any future payment obligations. For these policies and contracts (i) AIG is currently not making payments until the occurrence of an insurable event, such as death or disability, (ii) payments are conditional on survivorship, or (iii) payment may occur due to a surrender or other non-scheduled event out of AIG’s control. AIG has made significant assumptions to determine the estimated undiscounted cash flows of these contractual policy benefits, which assumptions include mortality, morbidity, future lapse rates, expenses, investment returns and interest crediting rates, offset by expected future deposits and premiums on inforce policies. Due to the significance of the assumptions used, the periodic amounts presented could be materially different from actual required payments. The amounts presented in this table are undiscounted and therefore exceed the future policy benefits and policyholder contract deposits included in the balance sheet.

(d)	Represents guaranteed maturities under GICs.

(e)	Does not reflect unrecognized tax benefits of $3.4 billion, the timing of which is uncertain.

(f)	The majority of AIGFP’s credit default swaps require AIGFP to provide credit protection on a designated portfolio of loans or debt securities. At December 31, 2008, the fair value derivative liability was $5.9 billion relating to AIGFP’s super senior multi-sector CDO credit default swap portfolio, net of amounts realized in extinguishing derivative obligations. Due to the long-term maturities of these credit default swaps, AIG is unable to make reasonable estimates of the periods during which any payments would be made.

60    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

Off Balance Sheet Arrangements and Commercial Commitments

Off Balance Sheet Arrangements and Commercial Commitments in total, and by remaining maturity were as follows:

		Amount of Commitment Expiration
	Total Amounts	Less Than	1-3	3+-5	Over Five
at December 31, 2008	Committed	One Year	Years	Years	Years
	(In millions)

Guarantees:
Liquidity facilities(a)	$912	$—	$—	$799	$113
Standby letters of credit	1,541	1,340	41	25	135
Construction guarantees(b)	155	—	—	—	155
Guarantees of indebtedness	776	77	134	307	258
All other guarantees	1,857	69	48	28	1,712
Commitments:
Investment commitments(c)	9,185	2,575	3,742	1,951	917
Commitments to extend credit	629	132	437	54	6
Letters of credit	316	306	10	—	—
Other commercial commitments(d)	1,034	3	—	160	871

Total	$16,405	$4,502	$4,412	$3,324	$4,167

(a)	Primarily liquidity facilities provided in connection with certain municipal swap transactions and collateralized bond obligations.

(b)	Primarily AIG SunAmerica construction guarantees connected to affordable housing investments.

(c)	Includes commitments to invest in limited partnerships, private equity, hedge funds and mutual funds and commitments to purchase and develop real estate in the United States and abroad.

(d)	Includes options to acquire aircraft. Excludes commitments with respect to pension plans. The annual pension contribution for 2009 is expected to be approximately $600 million for U.S. and non-U.S. plans.

Arrangements with Variable Interest Entities

AIG enters into various arrangements with variable interest entities (VIEs) in the normal course of business. AIG’s insurance companies are involved with VIEs primarily as passive investors in debt securities (rated and unrated) and equity interests issued by VIEs. Through its Financial Services and Asset Management operations, AIG has participated in arrangements that included designing and structuring entities, warehousing and managing the collateral of the entities, entering into insurance transactions with VIEs. Interest holders in the VIEs generally have recourse only to the assets and cash flows of the VIEs and do not have recourse to AIG, except, in limited circumstances, when AIG has provided a guarantee to the VIEs’ interest holders.

Under FIN 46(R), AIG consolidates a VIE when it is the primary beneficiary of the entity. The primary beneficiary is the party that either (i) absorbs a majority of the VIE’s expected losses; (ii) receives a majority of the VIE’s expected residual returns; or (iii) both. For a further discussion of AIG’s involvement with VIEs, see Note 9 of Notes to the Consolidated Financial Statements.

Outlook

General disruptions in the global equity and credit markets and the liquidity issues at AIG have negatively affected the results of each of AIG’s operating segments as discussed below.

General Insurance

Commercial Insurance has been generally successful in retaining clients, although some have reduced the number of lines or limits of coverage due in part to concerns over AIG’s financial strength. In addition, the number

AIG 2008 Form 10-K    61

American International Group, Inc., and Subsidiaries

of new business opportunities has declined since September of 2008. Senior management has spent considerable time since September 2008 meeting with policyholders and brokers explaining the financial strength of Commercial Insurance and the protections afforded policyholders by insurance regulations. However, net premiums written declined 22 percent in the fourth quarter of 2008 compared to the same period of 2007. The retention of existing business continues to be moderately lower than in the comparable prior year period, however retention levels have improved in the early part of 2009 compared to the fourth quarter of 2008.

Overall, rates in Commercial Insurance are essentially flat in early 2009 compared to the first quarter of 2008. The stabilization of rates is an improvement from the fourth quarter of 2008 and reflects the offsetting effects of downward pressure on premiums from the current recessionary environment and the recent introduction of new competitors in the marketplace and the upward pressure on premiums from the combination of investment and underwriting losses suffered by the commercial insurance industry.

AIG expects that the current recessionary environment will continue to affect UGC’s operating results for the foreseeable future and will result in a significant operating loss for UGC in 2009.

Foreign General Insurance has been successful in retaining business in its property, casualty and consumer lines. During the critical first quarter 2009 renewal period with more than 30 percent of the annual production expected, business retention was strong in Foreign General Insurance’s top three regions, U.K./Ireland, Europe and the Far East, with the significant majority of clients maintaining their relationship with AIG. However, there was some expected “de-risking” among customers to further diversify their portfolios as well as a slight reduction in new business production. Because the three regions represent the majority of business, recent business activity is comparable to 2008. Overall, gross premiums to date for 2009 were essentially flat from the comparable period of 2008 as measured in original currency.

Life Insurance & Retirement Services

AIG expects that the aforementioned events and AIG’s previously announced asset disposition plan will continue to adversely affect Life Insurance & Retirement Services operating results in 2009, specifically net investment income, deferred policy acquisition costs and sales inducement asset (SIA) amortization and net realized capital gains (losses). In addition, AIG’s liquidity issues have affected certain operations through higher surrender activity, primarily in the U.S. domestic retirement fixed annuity business and foreign investment-oriented and retirement products in Japan and Asia. While surrender levels have declined from their peaks in mid-September of 2008, they continue to be higher than historic levels in certain products and countries and AIG expects them to continue to be volatile.

These uncertainties, together with rating agency downgrades, have resulted in significantly reduced levels of new sales activity, particularly among products and markets where ratings are critical. Sales of investment-oriented and retirement services products have also declined due to the general decline in the equity markets. New sales activity is expected to remain at lower levels until the uncertainties relating to AIG are resolved.

Financial Services

AIGFP began unwinding its businesses and portfolios during the fourth quarter of 2008, and these activities are expected to continue at least through 2009. In connection with these activities, AIGFP has disaggregated its portfolio of existing transactions into a number of separate “books”, and has developed a plan for addressing each book, including each book’s risks, risk mitigation options, monitoring metrics and certain implications of various potential outcomes. Each plan has been reviewed by a steering committee whose membership includes senior executives of AIG. The plans are subject to change as efforts progress and as conditions in the financial markets evolve, and they contemplate, depending on the book in question, alternative strategies, including sales, assignments or other transfers of positions, terminations of positions, and/or run-offs of positions in accordance with existing terms. Execution of the plans is overseen by a transaction approval process involving increasingly senior members of AIGFP’s and AIG’s respective management groups as specific actions entail greater liquidity and revenue consequences. Successful execution of the plans is subject, to varying degrees depending on the transactions of a given book, to market conditions and, in many circumstances, counterparty negotiation and agreement.

62    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

As a consequence of its wind-down strategy, AIGFP is entering into new derivative transactions only to hedge its current portfolio, reduce risk and hedge the currency, interest rate and other market risks associated with its affiliated businesses. AIGFP has already reduced the size of certain portions of its portfolio, including effecting a substantial reduction in credit derivative transactions in respect of multi-sector CDOs (see Termination of $62 billion of CDS below), a sale of its commodity index business, termination of its activities as a foreign exchange prime broker, sale and other disposition of the large majority of its energy/infrastructure investment portfolio. Due to the long-term duration of many of AIGFP’s derivative contracts and to the complexity of AIGFP’s portfolio, AIG expects that an orderly wind-down will take a substantial period of time. The cost of executing the wind-down will depend on many factors, many of which are not within AIGFP’s control, including market conditions, AIGFP’s access to markets via market counterparties, the availability of liquidity and the potential implications of further rating downgrades.

AIGCFG experienced significant deposit withdrawals in Hong Kong during September 2008. The inability of AIGCFG to access its traditional sources of funding resulted in AIG lending $1.6 billion to subsidiaries of AIGCFG in September and October of 2008. Additional funding during the remainder of the fourth quarter of 2008 was not material. AIG has entered into contracts to sell certain finance operations in Taiwan, Thailand and the Philippines.

Asset Management

Distressed global markets have reduced the value of assets under management, translating to lower base management fees and reduced carried interest revenues. Tight credit markets have put pressure on the commercial and residential real estate markets, which has caused values in certain geographic locations to fall, resulting in impairment charges on real estate held for investment purposes.

Liquidity issues at AIG parent and lower asset performance as a result of challenging market conditions have contributed to the loss of institutional and retail clients, as well as higher redemptions from some of AIG subsidiaries’ managed hedge and mutual funds, have prevented AIG subsidiaries from launching new funds and will continue to adversely affect Asset Management results.

Within the Spread-Based Investment business, distressed markets have resulted in significant loss of invested asset value, and AIG expects such losses to continue through mid 2009. In addition, AIG does not expect to issue any additional debt to fund the Matched Investment Program for the foreseeable future.

As AIG implements the proposed transactions with the NY Fed and United States Department of the Treasury described above and in Note 23 to the Consolidated Financial Statements, AIG expects to incur significant additional restructuring related charges, such as accelerated amortization of the pre-paid commitment asset and, potentially, the write-off of intangible assets. Further, if AIG continues to incur losses in its businesses, AIG may need to write off material amounts of goodwill.

Results of Operations

Consolidated Results

Fourth quarter 2008 net loss

Due to continued severe market deterioration and charges related to ongoing restructuring activities, AIG incurred a substantial net loss of $61.7 billion in the fourth quarter of 2008. This loss resulted primarily from the following:

•	net realized capital losses arising from other-than-temporary impairment charges of $18.6 billion ($13.0 billion after tax) reflecting severity losses primarily related to CMBS, other structured securities and securities of financial institutions due to rapid and severe market valuation declines where the impairment period was not deemed temporary; losses related to the change in AIG’s intent and ability to hold to recovery certain securities; and issuer-specific credit events, including charges associated with investments in financial institutions;

•	net realized capital losses of $2.4 billion ($1.7 billion after tax) related to certain securities lending activities which were deemed to be sales due to reduced levels of collateral provided by counterparties;

AIG 2008 Form 10-K    63

American International Group, Inc., and Subsidiaries

•	net realized capital losses of $2.3 billion ($1.6 billion after tax) related to declines in fair values of RMBS for the month of October prior to the sale of these securities to ML II;

•	net realized capital losses of $1.7 billion ($1.2 billion after tax) primarily related to foreign exchange transactions and derivatives activity;

•	unrealized market valuation losses on AIGFP’s super senior credit default swap portfolio totaling $6.9 billion ($4.5 billion after tax); a credit valuation loss of $7.8 billion ($5.1 billion after tax) representing the effect of changes in credit spreads on the valuation of AIGFP’s assets and liabilities; and losses primarily from winding down of AIGFP’s businesses and portfolios of $1.5 billion ($1.0 billion after tax);

•	losses on hedges not qualifying for hedge accounting treatment under FAS 133 of $3.3 billion ($2.2 billion after tax) largely due to the significant decline in U.S. interest rates, resulting in a decrease in the fair value of the derivatives, which primarily economically hedge AIG’s debt. To a lesser extent, the strengthening of the U.S. dollar, mainly against the British Pound and Euro decreased the fair value of the foreign currency derivatives economically hedging AIG’s non-U.S. dollar denominated debt and foreign exchange transactions;

•	interest expense associated with the Fed Facility of $10.6 billion ($6.9 billion after tax), including accelerated amortization of the prepaid commitment fee of $6.6 billion ($4.3 billion after tax);

•	goodwill impairment charges of $3.6 billion, principally related to the General Insurance and Domestic Life Insurance and Domestic Retirement Services businesses; and

•	the inability to obtain a tax benefit for a significant amount of the losses incurred during the quarter as reflected in the addition to the valuation allowance of $17.6 billion, and other discrete items of $3.4 billion.

AIG’s consolidated statements of income (loss) for the years ended December 31, 2008, 2007 and 2006 were as follows:

	Years Ended December 31,			Percentage Increase/(Decrease)
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
	(In millions, except per share data)

Revenues:
Premiums and other considerations	$83,505	$79,302	$74,213	5%	7%
Net investment income	12,222	28,619	26,070	(57)	10
Net realized capital gains (losses)	(55,484)	(3,592)	106	—	—
Unrealized market valuation losses on AIGFP super senior credit default swap portfolio	(28,602)	(11,472)	—	—	—
Other income (loss)	(537)	17,207	12,998	—	32

Total revenues	11,104	110,064	113,387	(90)	(3)

Benefits, claims and expenses:
Policyholder benefits and claims incurred	63,299	66,115	60,287	(4)	10
Policy acquisition and other insurance expenses	27,565	20,396	19,413	35	5
Interest expense	17,007	4,751	3,657	258	30
Restructuring expenses and related asset impairment and other expenses	758	—	—	—	—
Other expenses	11,236	9,859	8,343	14	18

Total benefits, claims and expenses	119,865	101,121	91,700	19	10

Income (loss) before income tax expense (benefit), minority interest and cumulative effect of change in accounting principles	(108,761)	8,943	21,687	—	(59)

Income tax expense (benefit):

64    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

	Years Ended December 31,			Percentage Increase/(Decrease)
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
	(In millions, except per share data)

Current	1,706	3,219	5,489	(47)	(41)
Deferred	(10,080)	(1,764)	1,048	—	—

Total income tax expense (benefit)	(8,374)	1,455	6,537	—	(78)

Income (loss) before minority interest and cumulative effect of change in accounting principles	(100,387)	7,488	15,150	—	(51)
Minority interest	1,098	(1,288)	(1,136)	—	13

Income (loss) before cumulative effect of change in accounting principles	(99,289)	6,200	14,014	—	(56)
Cumulative effect of change in accounting principles, net of tax	—	—	34	—	—

Net income (loss)	$(99,289)	$6,200	$14,048	—%	(56)%

Premiums and Other Considerations

2008 and 2007 Comparison

Premiums and other considerations increased in 2008 compared to 2007 primarily due to:

•	growth in Foreign Life Insurance & Retirement Services of $3.3 billion resulting from increased production and favorable foreign exchange rates;

•	an increase of $1.7 billion in Foreign General Insurance due to growth in commercial and consumer lines driven by new business from both established and new distribution channels, a decrease in the use of reinsurance and favorable foreign exchange rates; and

•	growth in Domestic Life Insurance due to an increase in sales of payout annuities sales and growth in life insurance business in force.

These increases were partially offset by a decline in Commercial Insurance premiums of $1.5 billion primarily from lower U.S. workers’ compensation premiums attributable to declining rates, lower employment levels and increased competition, as well as a decline in other casualty lines of business.

2007 and 2006 Comparison

Premiums and other considerations increased in 2007 compared to 2006 primarily due to:

•	growth in Foreign Life Insurance & Retirement Services of $2.4 billion as a result of increased life insurance production, growing group products business in Europe, improved sales in Thailand and the favorable effect of foreign exchange rates;

•	an increase of $1.8 billion in Foreign General Insurance primarily due to growth in new business from both established and new distribution channels, including Central Insurance Co. Ltd. Taiwan acquired in late 2006; and

•	growth in Domestic Life Insurance primarily due an increase in life insurance business in force and payout annuity premiums.

AIG 2008 Form 10-K    65

American International Group, Inc., and Subsidiaries

Net Investment Income

The components of consolidated net investment income were as follows:

	Years Ended December 31,			Percentage Increase/(Decrease)
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
	(In millions)

Fixed maturities, including short-term investments	$20,839	$21,445	$19,773	(3)%	8%
Equity securities	592	575	277	3	108
Interest on mortgage and other loans	1,516	1,423	1,253	7	14
Partnerships	(2,022)	1,986	1,596	—	24
Mutual funds	(989)	535	948	—	(44)
Trading account losses	(725)	(150)	—	—	—
Other investments*	1,002	959	1,241	4	(23)

Total investment income before policyholder income and trading gains (losses)	20,213	26,773	25,088	(25)	7
Policyholder investment income and trading gains (losses)	(6,984)	2,903	2,016	—	44

Total investment income	13,229	29,676	27,104	(55)	9
Investment expenses	1,007	1,057	1,034	(5)	2

Net investment income	$12,222	$28,619	$26,070	(57)%	10%

*	Includes net investment income from securities lending activities, representing interest earned on securities lending invested collateral offset by interest expense on securities lending payable.

2008 and 2007 Comparison

Net investment income decreased in 2008 compared to 2007 due to:

•	losses from partnership and mutual fund investments reflecting significantly weaker market conditions in 2008 than in 2007;

•	significant policyholder investment income and trading losses for Life Insurance & Retirement Services (together, policyholder trading losses), which were $7.0 billion in 2008 compared to policyholder trading gains of $2.9 billion for 2007, reflecting equity market declines. Policyholder trading gains (losses) are offset by a change in incurred policy losses and benefits expense. Policyholder trading gains (losses) generally reflect the trends in equity markets, principally in Japan and Asia;

•	losses related to AIG’s economic interest in ML II and investment in ML III of approximately $1.1 billion in 2008; and

•	the effect of increased levels of short-term investments, for liquidity purposes.

2007 and 2006 Comparison

Net investment income increased in 2007 compared to 2006 due to higher levels of interest income on fixed maturity securities, an increase in income from partnerships as well as higher policyholder trading gains. Partially offsetting these increases were trading account losses related to certain investment-oriented products in the U.K. for Life Insurance & Retirement Services. The policyholder trading gains for 2007 generally reflected the trends in equity markets, principally in Japan and Asia.

66    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

	Years Ended December 31,
Net Realized Capital Gains (Losses)	2008	2007	2006
	(In millions)

Sales of fixed maturity securities	$(5,266)	$(468)	$(382)
Sales of equity securities	(119)	1,087	813
Sales of real estate and other assets	1,239	619	303
Other-than-temporary impairments:
Severity*	(29,146)	(1,557)	—
Lack of intent to hold to recovery	(12,110)	(1,054)	(636)
Trading at 25 percent or more discount for nine consecutive months	—	—	—
Foreign currency declines	(1,903)	(500)	—
Issuer-specific credit events	(5,985)	(515)	(262)
Adverse projected cash flows on structured securities	(1,661)	(446)	(46)
Foreign exchange transactions	3,123	(643)	(382)
Derivative instruments	(3,656)	(115)	698

Total	$(55,484)	$(3,592)	$106

*	In 2007, includes $643 million related to AIGFP reported in other income.

2008 and 2007 Comparison

Net realized capital losses increased $51.9 billion in 2008 compared to 2007 primarily due to an increase in other-than-temporary impairment charges of $46.7 billion. The increase in other-than-temporary impairment charges included the following significant items:

•	an increase in severity losses primarily related to certain RMBS, other structured securities and securities of financial institutions due to rapid and severe market valuation declines where the impairment period was not deemed temporary;

•	losses related to the change in AIG’s intent and ability to hold to recovery certain securities, primarily those held as collateral in the securities lending program;

•	issuer-specific credit events, including charges associated with investments in financial institutions; and

•	adverse projected cash flows on certain structured securities impaired under Emerging Issues Task Force Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets” (EITF 99
-20) and related interpretive guidance.

These other-than-temporary impairment charges were partially offset by the favorable effect of foreign exchange transactions due to strengthening of the U.S. dollar. See Investments — Portfolio Review — Other-Than-Temporary Impairments.

During the fourth quarter of 2008, in connection with certain securities lending transactions, AIG met the requirements of sale accounting under FAS 140 because collateral received was insufficient to fund substantially all of the cost of purchasing replacement assets for the securities lent to various counterparties. Accordingly, AIG recognized a loss of $2.4 billion on deemed sales of these securities. Also, net realized capital losses in 2008 included a loss of $2.3 billion, incurred in the fourth quarter of 2008, on RMBS prior to their purchase by ML II. See Investments — Securities Lending Activities and Note 5 to the Consolidated Financial Statements.

2007 and 2006 Comparison

AIG recorded net realized capital losses in 2007 compared to net realized capital gains in 2006 primarily due to an increase in other-than-temporary impairment charges. Other-than-temporary impairment charges included an

AIG 2008 Form 10-K    67

American International Group, Inc., and Subsidiaries

increase in severity losses primarily related to certain RMBS and other structured securities, resulting from the disruption in the U.S. residential mortgage and credit markets.

Unrealized Market Valuation Losses on AIGFP Super Senior Credit Default Swap Portfolio

The unrealized market valuation losses on AIGFP’s super senior credit default swap portfolio increased in 2008 compared to 2007 due to significant widening in credit spreads and the downgrades of RMBS and CDO securities by rating agencies in 2008 driven by the credit concerns resulting from U.S. residential mortgages and the severe liquidity crisis affecting the markets. In connection with the termination of $62.1 billion net notional amount of CDS transactions related to multi-sector CDOs purchased in the ML III transaction, AIG Financial Products Corp. paid $32.5 billion through the surrender of collateral previously posted (net of $2.5 billion received pursuant to the shortfall agreement), of which $2.5 billion (included in Other income (loss)) is related to certain 2a-7 Put transactions written on multi-sector CDOs purchased by ML III. These losses did not affect income, as unrealized market valuation losses were already recorded in income. See Capital Markets Results and Critical Accounting Estimates — Valuation of Level 3 Assets and Liabilities and Note 5 to the Consolidated Financial Statements.

Other Income (loss)

2008 and 2007 Comparison

Other Income (loss) decreased in 2008 compared to 2007 primarily due to increased losses in Capital Markets of $13.7 billion, which includes a credit valuation adjustment of $9.1 billion on AIGFP’s assets and liabilities which are measured at fair value. Asset Management other income decreased by $2.4 billion primarily as a result of lower partnership income related to the Spread-Based Investment Business reflecting weaker market conditions in 2008 and a decline in Institutional Asset Management revenues reflecting lower carried interest and losses on sales of real estate investments. These decreases were partially offset by increased rental revenues for ILFC, driven by a larger aircraft fleet and higher lease rates.

2007 and 2006 Comparison

Other Income increased in 2007 compared to 2006 primarily due to a $2 billion positive effect for AIGFP related to hedging activities that did not qualify for hedge accounting treatment under FAS 133, increased Asset Management revenues primarily resulting from higher partnership income and carried interest as well as increased rental revenues for ILFC, driven by a larger aircraft fleet and higher lease rates.

Policyholder Benefits and Claims Incurred

2008 and 2007 Comparison

Policyholder benefits and claims incurred decreased in 2008 compared to 2007 due to a reduction in incurred policy losses and benefits expense for Life Insurance & Retirement Services of $7.0 billion in 2008 compared to an increase of $2.9 billion in 2007 related to policyholder trading gains (losses) as discussed above in net investment income. These losses more than offset increased claims and claims adjustment expenses of $5.6 billion in AIG’s General Insurance operations, which reflected increased catastrophe losses of $1.5 billion principally from hurricanes Ike and Gustav and a $1.8 billion increase in Mortgage Guaranty claims incurred, reflecting the continued deterioration of the U.S. housing market.

2007 and 2006 Comparison

Policyholder benefits and claims incurred increased in 2007 compared to 2006 primarily due to increases in policyholder benefits and claims incurred of $3.2 billion in Life Insurance & Retirement Services due to losses and benefits arising from policyholder trading losses of $886 million discussed above in Net Investment Income, a $1.1 billion increase in Foreign General Insurance resulting from the June 2007 U.K. floods, an increase in severe but non-catastrophic losses and higher frequency of non-severe losses, and a $1.1 billion increase in Mortgage Guaranty claims incurred resulting from the deterioration of the U.S. housing market.

68    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

Policy Acquisition and Other Insurance Expenses

2008 and 2007 Comparison

Policy acquisition and other insurance expenses increased in 2008 compared to 2007 primarily due to a $3.6 billion increase in General Insurance expenses and a $3.7 billion increase in Life Insurance & Retirement Services expenses. General Insurance expenses increased primarily due to goodwill impairment charges of $2.0 billion, including $1.2 billion from Commercial Insurance and $696 million from Personal Lines, respectively, primarily related to goodwill arising from acquisitions. Life Insurance & Retirement Services expenses increased primarily due to $1.2 billion of goodwill impairment charges related to Domestic Life Insurance and Domestic Retirement Services of $402 million and $817 million, respectively. Life Insurance & Retirement Services expenses also increased as a result of the effect of foreign exchange, growth in the business and the effect of FAS 159 implementation.

2007 and 2006 Comparison

Policy acquisition and other insurance expenses increased in 2007 compared to 2006 primarily due costs associated with realigning certain legal entities through which Foreign General Insurance operates and the increased significance of Foreign General consumer lines business, which have higher acquisition costs. Life Insurance & Retirement Services expenses increased principally as a result of the effect of growth in the Foreign Life Insurance & Retirement Services business, increased DAC amortization related to the adoption of SOP 05-1, higher operating expenses related to remediation activities and the effect of foreign exchange.

Interest Expense

2008 and 2007 Comparison

Interest expense increased in 2008 compared to 2007 on higher levels of borrowings. Interest expense in 2008 included $11.4 billion of interest expense on the Fed Facility which was comprised of $9.3 billion of amortization of the prepaid commitment fee asset associated with the Fed Facility, including accelerated amortization of the prepaid commitment asset of $6.6 billion in connection with the restructuring of the Fed Facility and $1.9 billion of accrued compounding interest. Interest expense in 2008 also included interest on the debt and Equity Units from the dates of issuance in May 2008. The above amounts are reflected in the Other category in AIG’s segment results.

2007 and 2006 Comparison

Interest expense increased in 2007 compared to 2006 reflecting higher levels of borrowings, including interest on the junior subordinated debt issued in March and June 2007, borrowings used to fund the MIP and borrowings used for general corporate purposes.

Restructuring expenses and related asset impairment and other expenses

As described in Note 1 to the Consolidated Financial Statements, AIG commenced an organization-wide restructuring plan under which some of its businesses will be divested, some will be held for later divestiture, and some businesses will be prepared for potential subsequent offerings to the public. In connection with activities under this plan, AIG recorded restructuring and separation expenses of $758 million in 2008, consisting of severance expenses of $89 million, contract termination expenses of $27 million, asset write-downs of $51 million, other exit expenses of $140 million and separation expenses of $451 million.

Other exit expenses primarily include consulting and other professional fees related to (i) asset disposition activities, (ii) AIG’s debt and capital restructuring program with the NY Fed and the United States Department of the Treasury and (iii) unwinding of AIGFP’s businesses and portfolios.

Severance and separation expenses described above include retention awards of $492 million to key employees to maintain ongoing business operations and facilitate the successful execution of the restructuring and asset disposition plan. This amount also includes retention awards to AIGFP’s employees under its retention program, which was established in the first quarter of 2008 due to the declining market environment, to manage and

AIG 2008 Form 10-K    69

American International Group, Inc., and Subsidiaries

unwind its complex businesses. The total amount expected to be incurred related to these retention programs is approximately $1.0 billion.

For the year ended December 31, 2008, $139 million, $68 million, $287 million and $69 million of the restructuring and separation expenses have been recorded within the General Insurance, Life Insurance & Retirement Services, Financial Services and Asset Management segments, respectively, while $195 million has been recorded in Other operations.

Total restructuring and separation expenses could have a material affect on future results of operations and cash flows.

Other Expenses

2008 and 2007 Comparison

Other Expenses increased in 2008 compared to 2007 primarily due to goodwill impairment charges of $791 million in 2008 in the Financial Services segment related to the Consumer Finance and Capital Markets businesses, which resulted from the downturn in the housing markets, the credit crisis and the intent to unwind AIGFP’s businesses and portfolios. In addition, other expenses in 2008 increased compared to 2007 due to higher AGF provisions for finance receivable losses of $674 million in response to the higher levels of delinquencies in AGF’s finance receivable portfolio.

2007 and 2006 Comparison

Other Expenses increased in 2007 compared to 2006 primarily due to increases in MIP and compensation related expenses in Asset Management, increases in depreciation expense on flight equipment in line with the increase in the size of the aircraft fleet and an increase in AGF’s provision for finance receivable losses of $206 million.

Income tax expense (benefit)

2008 and 2007 Comparison

The effective tax rate on the pre-tax loss for 2008 was 7.7 percent. The effective tax rate was lower than the statutory rate of 35 percent due primarily to $26.1 billion of deferred tax expense recorded during 2008, comprising $5.5 billion of deferred tax expense attributable to the potential sale of foreign businesses and a $20.6 billion valuation allowance to reduce its deferred tax asset to an amount that AIG believes is more likely than not to be realized.

Realization of the deferred tax asset depends on AIG’s ability to generate sufficient taxable income of the appropriate character within the carryforward periods of the jurisdictions in which the net operating losses and deductible temporary differences were incurred. AIG assessed its ability to realize its deferred tax asset of $31.9 billion and concluded a $20.6 billion valuation allowance was required to reduce the deferred tax asset to an amount AIG believes is more likely than not that to be realized. See Note 20 to Consolidated Financial Statements for additional discussion regarding deferred tax asset realization.

2007 and 2006 Comparison

The effective tax rate declined from 30.1 percent in 2006 to 16.3 percent in 2007, primarily due to the unrealized market valuation losses on AIGFP’s super senior credit default swap portfolio and other-than-temporary impairment charges. These losses, which are taxed at a U.S. tax rate of 35 percent and are included in the calculation of income tax expense, reduced AIG’s overall effective tax rate. In addition, other tax benefits, including tax exempt interest and effects of foreign operations were proportionately larger in 2007 than in 2006 due to the decline in pre-tax income in 2007. Furthermore, tax deductions taken in 2007 for SICO compensation plans for which the expense had been recognized in prior years also reduced the effective tax rate in 2007.

70    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

Segment Results

The following table summarizes the operations of each operating segment. See also Note 3 to the Consolidated Financial Statements.

	Years Ended December 31,			Percentage Increase/(Decrease)
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
	(In millions)

Total Revenues:
General Insurance	$44,676	$51,708	$49,206	(14)%	5%
Life Insurance & Retirement Services	3,054	53,570	50,878	(94)	5
Financial Services	(31,095)	(1,309)	7,777	—	—
Asset Management	(4,526)	5,625	4,543	—	24
Other	(81)	457	483	—	(5)
Consolidation and eliminations	(924)	13	500	—	(97)

Total	$11,104	$110,064	$113,387	(90)	(3)

Net realized capital gains (losses):
General Insurance	$(5,023)	$(106)	$59	—	—
Life Insurance & Retirement Services	(44,347)	(2,398)	88	—	—
Financial Services	(498)	(100)	(133)	—	—
Asset Management	(8,758)	(1,000)	(125)	—	—
Other	3,142	12	217	—	(95)

Total	$(55,484)	$(3,592)	$106	—	—

Operating Income (loss):
General Insurance	$(5,746)	$10,526	$10,412	—	1
Life Insurance & Retirement Services	(37,446)	8,186	10,121	—	(19)
Financial Services	(40,821)	(9,515)	383	—	—
Asset Management	(9,187)	1,164	1,538	—	(24)
Other	(15,055)	(2,140)	(1,435)	—	—
Consolidation and eliminations	(506)	722	668	—	8

Total	$(108,761)	$8,943	$21,687	—%	(59)%

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

AIG 2008 Form 10-K    71

American International Group, Inc., and Subsidiaries

ignores the matching of revenues and expenses as required by GAAP. That is, for statutory purposes, expenses (including acquisition costs) are recognized immediately, not over the same period that the revenues are earned. Thus, statutory expenses exclude changes in DAC.

GAAP provides for the recognition of certain acquisition expenses at the same time revenues are earned, the accounting principle of matching. Therefore, acquisition expenses are deferred and amortized over the period the related net premiums written are earned. DAC is reviewed for recoverability, and such review requires management judgment. The most comparable GAAP measure to statutory underwriting profit is income before income taxes, minority interest and cumulative effect of change in accounting principles. A table reconciling statutory underwriting profit to income before income taxes, minority interest and cumulative effect of change in accounting principles is contained in footnote (b) to the following table. See also Critical Accounting Estimates herein and Notes 1 and 8 to the Consolidated Financial Statements.

AIG, along with most property and casualty insurance companies, uses the loss ratio, the expense ratio and the combined ratio as measures of underwriting performance. The loss ratio is the sum of claims and claims adjustment expenses divided by net premiums earned. The expense ratio is underwriting expenses divided by net premiums earned. These ratios are relative measurements that describe, for every $100 of net premiums earned, the cost of losses and expenses, respectively. A combined ratio of less than 100 percent indicates an underwriting profit and over 100 percent indicates an underwriting loss.

Net premiums written are initially deferred and earned based upon the terms of the underlying policies. The net unearned premium reserve constitutes deferred revenues which are generally earned ratably over the policy period. Thus, the net unearned premium reserve is not fully recognized in income as net premiums earned until the end of the policy period.

The underwriting environment varies from country to country, as does the degree of litigation activity. Regulation, product type and competition have a direct effect on pricing and consequently on profitability as reflected in underwriting profit and general insurance ratios.

General Insurance Results

General Insurance operating income is comprised of statutory underwriting profit (loss), changes in DAC, net investment income and net realized capital gains and losses. Operating income (loss), as well as net premiums written, net premiums earned, net investment income and net realized capital gains (losses) and statutory ratios were as follows:

	Years Ended December 31,			Percentage Increase/(Decrease)
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
	(In millions, except ratios)

Net premiums written:
AIG Property Casualty Group
Commercial Insurance	$21,099	$24,112	$24,312	(12)%	(1)%
Transatlantic	4,108	3,953	3,633	4	9
Personal Lines	4,514	4,808	4,654	(6)	3
Mortgage Guaranty	1,123	1,143	866	(2)	32
Foreign General Insurance	14,390	13,051	11,401	10	14

Total	$45,234	$47,067	$44,866	(4)%	5%

72    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

	Years Ended December 31,			Percentage Increase/(Decrease)
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
	(In millions, except ratios)

Net premiums earned:
AIG Property Casualty Group
Commercial Insurance	$22,351	$23,849	$23,910	(6)%	—%
Transatlantic	4,067	3,903	3,604	4	8
Personal Lines	4,679	4,695	4,645	—	1
Mortgage Guaranty	1,038	886	740	17	20
Foreign General Insurance	14,087	12,349	10,552	14	17

Total	$46,222	$45,682	$43,451	1%	5%

Net investment income:
AIG Property Casualty Group
Commercial Insurance	$1,969	$3,879	$3,411	(49)%	14%
Transatlantic	440	470	435	(6)	8
Personal Lines	223	231	225	(3)	3
Mortgage Guaranty	183	158	140	16	13
Foreign General Insurance	651	1,388	1,484	(53)	(6)
Reclassifications and eliminations	11	6	1	—	—

Total	$3,477	$6,132	$5,696	(43)%	8%

Net realized capital gains (losses)	$(5,023)	$(106)	$59	—%	—%

Operating income (loss)(a):
AIG Property Casualty Group Commercial Insurance	$(3,065)	$7,305	$5,845	—%	25%
Transatlantic	(61)	661	589	—	12
Personal Lines	(785)	67	432	—	(84)
Mortgage Guaranty	(2,475)	(637)	328	—	—
Foreign General Insurance	618	3,137	3,228	(80)	(3)
Reclassifications and eliminations	22	(7)	(10)	—	—

Total	$(5,746)	$10,526	$10,412	—%	1%

Statutory underwriting profit (loss)(a)(b):
AIG Property Casualty Group Commercial Insurance	$(1,465)	$3,404	$2,322	—%	47%
Transatlantic	(80)	165	129	—	28
Personal Lines	(944)	(191)	204	—	—
Mortgage Guaranty	(2,666)	(849)	188	—	—
Foreign General Insurance	1,014	1,544	1,565	(34)	(1)

Total	$(4,141)	$4,073	$4,408	—%	(8)%

AIG Property Casualty Group(a):
Loss ratio	86.3	71.2	69.6
Expense ratio	30.1	20.6	21.7

Combined ratio	116.4	91.8	91.3

AIG 2008 Form 10-K    73

American International Group, Inc., and Subsidiaries

	Years Ended December 31,			Percentage Increase/(Decrease)
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
	(In millions, except ratios)

Foreign General Insurance(a):
Loss ratio	55.6	50.6	48.9
Expense ratio	36.9	35.1	34.3

Combined ratio	92.5	85.7	83.2

Consolidated(a):
Loss ratio	76.9	65.6	64.6
Expense ratio	32.2	24.5	24.7

Combined ratio	109.1	90.1	89.3

(a)	Catastrophe-related losses in 2008 and 2007 by reporting unit were as follows. There were no significant catastrophe-related losses in 2006.

	2008		2007
	Insurance	Net Reinstatement	Insurance	Net Reinstatement
	Related Losses	Premium Cost	Related Losses	Premium Cost
	(In millions)

Reporting Unit:
Commercial Insurance	$1,408	$5	$113	$(13)
Transatlantic	191	(14)	11	(1)
Personal Lines	105	2	61	14
Foreign General Insurance	128	15	90	1

Total	$1,832	$8	$275	$1

(b)	Statutory underwriting profit (loss) is a measure that U.S. domiciled insurance companies are required to report to their regulatory authorities. The following table reconciles statutory underwriting profit (loss) to operating income (loss) for General Insurance for the years ended December 31, 2008, 2007 and 2006:

74    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

					Foreign
	Commercial		Personal	Mortgage	General	Reclassifications
Years Ended December 31,	Insurance	Transatlantic	Lines	Guaranty	Insurance	and Eliminations	Total
	(In millions)
2008
Statutory underwriting profit (loss)	$(1,465)	$(80)	$(944)	$(2,666)	$1,014	$—	$(4,141)
Increase (decrease) in DAC	(90)	7	(10)	1	33	—	(59)
Net investment income	1,969	440	223	183	651	11	3,477
Net realized capital gains (losses)	(3,479)	(428)	(54)	7	(1,080)	11	(5,023)

Operating income (loss)	$(3,065)	$(61)	$(785)	$(2,475)	$618	$22	$(5,746)

2007
Statutory underwriting profit (loss)	$3,404	$165	$(191)	$(849)	$1,544	$—	$4,073
Increase in DAC	97	17	29	57	227	—	427
Net investment income	3,879	470	231	158	1,388	6	6,132
Net realized capital gains (losses)	(75)	9	(2)	(3)	(22)	(13)	(106)

Operating income (loss)	$7,305	$661	$67	$(637)	$3,137	$(7)	$10,526

2006
Statutory underwriting profit (loss)	$2,322	$129	$204	$188	$1,565	$—	$4,408
Increase in DAC	14	14	2	3	216	—	249
Net investment income	3,411	435	225	140	1,484	1	5,696
Net realized capital gains (losses)	98	11	1	(3)	(37)	(11)	59

Operating income (loss)	$5,845	$589	$432	$328	$3,228	$(10)	$10,412

AIG transacts business in most major foreign currencies. The following table summarizes the effect of changes in foreign currency exchange rates on the growth of General Insurance net premiums written:

	Years Ended December 31,
	2008	2007

Growth in original currency*	(5.5)%	3.5%
Foreign exchange effect	1.6	1.4

Growth as reported in U.S. dollars	(3.9)%	4.9%

*	Computed using a constant exchange rate for each period.

2008 and 2007 Comparison

General Insurance reported an operating loss in 2008 compared to operating income in 2007 due to declines in underwriting results and net investment income as well as increased net realized capital losses. The combined ratio for 2008 increased to 109.1, an increase of 19.0 points compared to the same period in 2007, primarily due to an increase in the loss ratio of 11.3 points. The loss ratio for accident year 2008 recorded in 2008 was 6.8 points higher than the loss ratio for accident year 2007 recorded in 2007. Catastrophe-related losses were $1.8 billion and $276 million in 2008 and 2007, accounting for 3.4 points of the increase in the accident year loss ratio. Increases in Mortgage Guaranty losses accounted for 2.8 points of the increase in the 2008 accident year loss ratio. The loss ratio also increased for other property and casualty lines due to premium rate decreases and changes in loss trends. Development from prior years increased incurred losses by $155 million in 2008 and decreased incurred losses by $606 million in 2007. The expense ratio increased primarily due to goodwill impairment charges of $2.0 billion in

AIG 2008 Form 10-K    75

American International Group, Inc., and Subsidiaries

2008, principally attributable to goodwill arising from the acquisitions of HSB, 21st Century, and Transatlantic as well as the recognition of a premium deficiency reserve of $222 million in 2008 related to UGC’s second-lien business. Also contributing to the operating loss was Personal Lines, primarily resulting from the goodwill impairment charge noted above.

General Insurance net premiums written declined $1.8 billion in 2008 compared to 2007, including a decline in U.S. workers’ compensation net premiums of $1.7 billion due to declining rates, lower employment levels and increased competition. Declining rates in other casualty lines within Commercial Insurance and a reduction in Personal Lines net premiums earned were largely offset by growth in Foreign General Insurance from both established and new distribution channels and the positive effect of changes in foreign currency exchange rates.

See Results of Operations — Consolidated Results for further discussion on Net investment income and Realized capital gains (losses).

2007 and 2006 Comparison

General Insurance operating income increased in 2007 compared to 2006 due to growth in net investment income, partially offset by a decline in underwriting profit and net realized capital losses. The 2007 combined ratio increased to 90.1, an increase of 0.9 points compared to 2006, primarily due to an increase in the loss ratio of 1.0 points. The loss ratio for accident year 2007 recorded in 2007 was 2.3 points higher than the loss ratio for accident year 2006 recorded in 2006. Increases in Mortgage Guaranty losses accounted for a 2.1 point increase in the 2007 accident year loss ratio. The higher 2007 accident year loss ratio was partially offset by favorable development on prior years, which reduced incurred losses by $606 million and $53 million in 2007 and 2006, respectively. Additional favorable loss development of $50 million (recognized in consolidation and related to certain asbestos settlements) reduced overall incurred losses.

Commercial Insurance Results

2008 and 2007 Comparison

Commercial Insurance operating income decreased in 2008 compared to 2007, primarily due to significant declines in underwriting results and net investment income, as well as significantly greater net realized capital losses in 2008. The decline in underwriting results is also reflected in the combined ratio, which increased 21.6 points in 2008 compared to 2007. The loss ratio for accident year 2008 recorded in 2008 included a 6.0 point effect related to catastrophe losses, and was 13.3 points higher than the loss ratio for accident year 2007 recorded in 2007. Prior year development and increases in the loss reserve discount reduced incurred losses by $169 million and $555 million in 2008 and 2007, respectively, accounting for an additional 1.6 point increase in the combined ratio.

Commercial Insurance net premiums written declined in 2008 compared to 2007 primarily due to declines in premiums from workers’ compensation and other casualty lines. Declines in other casualty lines were due to declining rates and reduced activity in the construction and transportation industries. Management and Professional liability lines declined due to increased competition, particularly in the fourth quarter of 2008.

Commercial Insurance expense ratio increased to 26.8 in 2008 compared to 18.4 in 2007. The most significant driver of the increase was goodwill impairment charges principally attributable to goodwill arising from the acquisition of HSB, representing 5.4 points of the increase in the expense ratio. Additionally, the provision for uncollectible premiums and other provisions increased approximately $178 million due to economic conditions, compared to a reduction of $18 million of expenses in 2007 as provisions established in 2006 were released, accounting for 0.9 points of the increase in the expense ratio. The remaining increase is due to the decline in net premiums earned and mix of business. While AIG is aggressively pursuing expense reductions, the impact of expense savings will lag the decline in net written premiums.

2007 and 2006 Comparison

Commercial Insurance operating income increased in 2007 compared to 2006 primarily due to growth in both net investment income and underwriting profit. The improvement is also reflected in the combined ratio, which declined 4.9 points in 2007 compared to 2006, primarily due to an improvement in the loss ratio of 3.3 points. Catastrophe-related losses increased the 2007 loss ratio by 0.4 points. The loss ratio for accident year 2007 recorded

76    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

in 2007 was 0.9 points lower than the loss ratio recorded in 2006 for accident year 2006. The loss ratio for accident year 2006 has improved in each quarter since September 30, 2006. As a result, the 2007 accident year loss ratio is 2.8 points higher than the 2006 accident year loss ratio, reflecting reductions in 2006 accident year losses recorded through December 31, 2007. Prior year development reduced incurred losses by $390 million in 2007 and increased incurred losses by $175 million in 2006, accounting for 2.4 points of the improvement in the loss ratio.

Commercial Insurance expense ratio decreased to 18.4 in 2007 compared to 20.1 in 2006, primarily due to the 2006 charge related to the remediation of the material weakness in internal control over certain balance sheet reconciliations that accounted for 2.1 points of the decline. The decline was partially offset by increases in operating expenses for marketing initiatives and operations.

Mortgage Guaranty Results

2008 and 2007 Comparison

Mortgage Guaranty operating loss increased in 2008 compared to 2007 due to declining housing values, increasing mortgage foreclosures and the recognition of a premium deficiency reserve on the second-lien business. The domestic first-lien operating loss increased by $1.0 billion in 2008 to $1.1 billion compared to 2007 while the second-lien operating loss of $1.2 billion in 2008, which includes the recognition of a $222 million premium deficiency reserve, increased $656 million compared to 2007.

During 2008, UGC tightened underwriting standards and increased premium rates for its first-lien business and ceased insuring second-lien business as of September 30, 2008. During the fourth quarter of 2008, UGC ceased insuring new private student loan business and suspended insuring new business throughout its European operations. All of these actions were in response to the deteriorating market conditions and resulted in a significant decline in new business written during the second half of 2008.

Net premiums written declined in 2008 compared to 2007. First- and second-lien business net premiums written grew moderately, primarily due to increased persistency year over year. However, new insurance written, which is a measure of the amount of new insurance added to the portfolio, decreased 45 percent, 82 percent and 42 percent for first- and second-lien business and international business, respectively, during 2008 compared to 2007. These declines are primarily due to UGC’s tightening of underwriting guidelines and rate increases during the year and the actions described above.

Claims and claims adjustment expenses increased $1.8 billion compared to 2007 primarily due to the continuing decline in the domestic housing market. Domestic first-lien losses incurred of $1.8 billion increased 159 percent compared to the same period in 2007 resulting in a 2008 first-lien loss ratio of 276 compared to a 2007 loss ratio of 122. Second-lien losses incurred of $1.2 billion increased 61 percent compared to the same period in 2007. UGC strengthened international loss reserves by $96 million during the fourth quarter of 2008. Increases in both domestic and international losses incurred resulted in an overall loss ratio for Mortgage Guaranty (excluding the second-lien business in run-off) of 257 in 2008 compared to 111 in 2007. UGC’s ability to cede losses to captive insurers will be reduced in future periods primarily due to captive reinsurers exceeding the limits of the reinsurance agreements.

Historically, Mortgage Guaranty included all mortgage insurance risks in a single premium deficiency test because the manner of acquiring, servicing and measuring the profitability of all Mortgage Guaranty contracts was consistent. Due to the run-off in the second-lien business, management no longer measures the profitability for the second-lien business in the same manner as that for Mortgage Guaranty’s ongoing businesses, and will no longer report loss ratio or expense ratio information for the second-lien business. As a result, UGC performs a separate premium deficiency calculation for the second-lien business.

At December 31, 2008, the present value of expected second-lien future losses and expenses (net of expected future recoveries) was $1.4 billion, and was offset by the present value of expected second-lien future premiums of $499 million and the already established liability for unpaid claims and claims adjustment expense of $701 million, resulting in a premium deficiency reserve of $222 million. The second-lien risk in force at December 31, 2008 totaled $2.9 billion with 530 thousand second-lien policies in force compared to $3.8 billion of risk in force and 644 thousand policies in force at December 31, 2007. The second-lien business is expected to run-off over the next 10 to 12 years. Risk in force represents the full amount of second-lien loans insured reduced for contractual

AIG 2008 Form 10-K    77

American International Group, Inc., and Subsidiaries

aggregate loss limits on certain pools of loans, usually 10 percent of the full amount of loans insured in each pool. Mortgage Guaranty may record net losses on this business in future periods because the timing of future delinquencies may precede recognition of future premiums in an amount in excess of the premium deficiency reserve.

UGC’s domestic mortgage risk in force totaled $30.1 billion as of December 31, 2008 and the 60-day delinquency ratio was 7.5 percent (based on number of policies, consistent with mortgage industry practice) compared to domestic mortgage risk in force of $29.8 billion and a delinquency ratio of 3.7 percent at December 31, 2007. Approximately 84 percent of the domestic mortgage risk is secured by first-lien, owner-occupied properties.

2007 and 2006 Comparison

Mortgage Guaranty incurred an operating loss in 2007 compared to operating income in 2006 as the deteriorating U.S. residential housing market adversely affected losses incurred for both the domestic first- and second-lien businesses. Domestic first- and second-lien losses incurred increased 362 percent and 346 percent respectively, compared to 2006, resulting in loss ratios of 122.0 and 357.0, respectively, in 2007. Increases in domestic losses incurred resulted in an overall loss ratio of 168.6 in 2007 compared to 47.2 in 2006. Prior year development reduced incurred losses in 2007 by $25 million compared to a reduction of $115 million in 2006, which accounted for 10.2 points of the increase in the loss ratio.

Net premiums written increased in 2007 compared to 2006 primarily due to growth in the international markets, accounting for 58 percent of the increase in net premiums written. In addition, the increased use of mortgage insurance for credit enhancement as well as better persistency resulted in an increase in domestic first-lien premiums.

The expense ratio in 2007 was 21.2, down from 23.4 in 2006 as premium growth offset the effect of increased expenses related to UGC’s international expansion and the employment of additional operational resources in the second-lien business.

Foreign General Insurance Results

2008 and 2007 Comparison

Foreign General Insurance operating income decreased in 2008 compared to 2007 due to a decrease in statutory underwriting profit and change in DAC of $724 million, an increase in net realized capital losses reflecting other-than-temporary-impairment charges related to the deterioration in the fixed income markets (see — Results of Operations — Consolidated Results-Net Realized Gains (losses) for further discussion), and a decrease in net investment income reflecting lower mutual fund and partnership income related to poor performance in the equity markets (see Results of Operations — Consolidated Results — Net Investment Income for further discussion).

Net premiums written increased 10 percent (5 percent in original currency) in 2008 compared to 2007 due to growth in commercial and consumer lines driven by new business from established and new distribution channels, including the late 2007 acquisition of Württembergische und Badische Versicherungs — AG (WüBa) in Germany. New business in the commercial lines in the U.K. and Europe and decreases in the use of reinsurance increased net premiums earned, but were partially offset by declines in premium rates. Growth in personal accident business in Latin America, South East Asia and Europe also contributed to the increase, however, premiums from the Lloyd’s Syndicate Ascot continued to decline.

The loss ratio in 2008 increased 5.1 points compared to 2007 due to:

•	The loss ratio for accident year 2008 recorded in 2008 was 3.2 points higher than the loss ratio recorded in 2007 for accident year 2007 primarily due to continued rate erosion and increased lower level claims frequency.

•	Loss development on prior accident years increased the loss ratio by 1.9 points.

78    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

2007 and 2006 Comparison

Foreign General Insurance operating income decreased in 2007 compared to 2006, due primarily to decreases in net investment income and statutory underwriting profit. Net investment income in 2006 included income of $424 million from unit investment trusts (UCITS) adjustments. Underwriting profit decreased due to losses from the June 2007 U.K. floods, an increase in severe but non-catastrophic losses and higher frequency of non-severe losses compared to 2006, partially offset by higher favorable loss development on prior accident years.

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

Liability for unpaid claims and claims adjustment expense

The following table presents the components of the General Insurance gross liability for unpaid claims and claims adjustment expense (loss reserves) by major lines of business on a statutory annual statement basis:*

	At December 31,
	2008	2007
	(In millions)

Other liability occurrence	$19,773	$20,580
Workers’ compensation	15,170	15,568
Other liability claims made	13,189	13,878
International	11,786	7,036
Auto liability	5,593	6,068
Property	5,201	4,274
Mortgage guaranty/credit	3,137	1,426
Reinsurance	3,102	3,127
Products liability	2,400	2,416
Medical malpractice	2,210	2,361
Aircraft	1,693	1,623
Accident and health	1,451	1,818
Commercial multiple peril	1,163	1,900
Fidelity/surety	1,028	1,222
Other	2,362	2,203

Total	$89,258	$85,500

*	Presented by lines of business pursuant to statutory reporting requirements as prescribed by the National Association of Insurance Commissioners.

AIG 2008 Form 10-K    79

American International Group, Inc., and Subsidiaries

Reserves for non-U.S. domiciled companies are carried in the International line of business. As a result of restructuring of certain foreign operations in 2008, reserves for the International line of business included amounts formerly reported in other lines of business.

AIG’s gross liability for unpaid claims and claims adjustment expense represents the accumulation of estimates of ultimate losses, including estimates for incurred but not yet reported reserves (IBNR) and loss expenses. The methods used to determine loss reserve estimates and to establish the resulting reserves are continually reviewed and updated. Any adjustments resulting therefrom are currently reflected in operating income. Because loss reserve estimates are subject to the outcome of future events, changes in estimates are unavoidable given that loss trends vary and time is often required for changes in trends to be recognized and confirmed. Reserve changes that increase previous estimates of ultimate cost are referred to as unfavorable or adverse development or reserve strengthening. Reserve changes that decrease previous estimates of ultimate cost are referred to as favorable development.

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

At December 31, 2008, General Insurance net loss reserves increased $3.17 billion from 2007 to $72.46 billion. The net loss reserves represent loss reserves reduced by reinsurance recoverable, net of an allowance for unrecoverable reinsurance and applicable discount for future investment income.

The following table classifies the components of the General Insurance net liability for unpaid claims and claims adjustment expense by business unit:

	At December 31,
	2008	2007
	(In millions)

Commercial Insurance	$48,789	$47,392
Transatlantic	7,349	6,900
Personal Lines	2,460	2,417
Mortgage Guaranty	3,004	1,339
Foreign General Insurance	10,853	11,240

Total net loss reserves	$72,455	$69,288

Discounting of Reserves

At December 31, 2008, AIG’s overall General Insurance net loss reserves reflect a loss reserve discount of $2.57 billion, including tabular and non-tabular calculations. The tabular workers’ compensation discount is calculated using a 3.5 percent interest rate and the 1979-81 Decennial Mortality Table. The non-tabular workers’ compensation discount is calculated separately for companies domiciled in New York and Pennsylvania, and follows the statutory regulations for each state. For New York companies, the discount is based on a five percent interest rate and the companies’ own payout patterns. For Pennsylvania companies, the statute has specified discount factors for accident years 2001 and prior, which are based on a six percent interest rate and an industry payout pattern. For accident years 2002 and subsequent, the discount is based on the payout patterns and investment yields of the companies. Certain other liability occurrence and products liability occurrence business in AIRCO that was written by Commercial Insurance is discounted based on the yield of United States Department of the Treasury securities ranging from one to twenty years and the Commercial Insurance payout pattern for this business. The discount is comprised of the following: $733 million — tabular discount for workers’ compensation in Commercial

80    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

Insurance; $1.67 billion — non-tabular discount for workers’ compensation in Commercial Insurance; and, $170 million — non-tabular discount for other liability occurrence and products liability occurrence in AIRCO for Commercial Insurance business. Since 1998 AIRCO has assumed on a quota share basis certain general liability and products liability business written by Commercial Insurance, and the reserves for this business are carried on a discounted basis by AIRCO.

Results of the Reserving Process

AIG believes that the General Insurance net loss reserves are adequate to cover General Insurance net losses and loss expenses as of December 31, 2008. While AIG regularly reviews the adequacy of established loss reserves, there can be no assurance that AIG’s ultimate loss reserves will not develop adversely and materially exceed AIG’s loss reserves as of December 31, 2008. In the opinion of management, such adverse development and resulting increase in reserves is not likely to have a material adverse effect on AIG’s consolidated financial condition, although it could have a material adverse effect on AIG’s consolidated results of operations for an individual reporting period. See Item 1A. Risk Factors — Casualty Insurance and Underwriting Reserves.

The following table presents the reconciliation of net loss reserves:

	At December 31,
	2008	2007	2006
	(In millions)

Net liability for unpaid claims and claims adjustment expense at beginning of year	$69,288	$62,630	$57,476
Foreign exchange effect	(2,113)	955	741
Acquisitions and dispositions(a)	(269)	317	55

Losses and loss expenses incurred:
Current year	35,085	30,261	27,805
Prior years, other than accretion of discount(b)	118	(656)	(53)
Prior years, accretion of discount	317	327	300

Losses and loss expenses incurred	35,520	29,932	28,052

Losses and loss expenses paid:
Current year	13,440	9,684	8,368
Prior years	16,531	14,862	15,326

Losses and loss expenses paid	29,971	24,546	23,694

Net liability for unpaid claims and claims adjustment expense at end of year	$72,455	$69,288	$62,630

(a)	Reflects the closing balance with respect to Unibanco divested in the fourth quarter of 2008 and the opening balance with respect to the acquisitions of WüBa and the Central Insurance Co., Ltd. in 2007 and 2006, respectively.

(b)	Includes $88 million and $181 million in 2007 and 2006, respectively, for the general reinsurance operations of Transatlantic and, $7 million, $64 million and $103 million of losses incurred in 2008, 2007 and 2006, respectively, resulting from 2005 and 2004 catastrophes.

AIG 2008 Form 10-K    81

American International Group, Inc., and Subsidiaries

The following tables summarize development, (favorable) or unfavorable, of incurred losses and loss expenses for prior years (other than accretion of discount):

	Years Ended December 31,
	2008	2007	2006
	(In millions)

Prior Accident Year Development by Reporting Unit:
Commercial Insurance	$(24)	$(390)	$175
Personal Lines	65	7	(111)
Mortgage Guaranty	177	(25)	(115)
Foreign General Insurance	(62)	(286)	(183)

Subtotal	156	(694)	(234)
Transatlantic	(1)	88	181
Asbestos settlements*	(37)	(50)	—

Prior years, other than accretion of discount	$118	$(656)	$(53)

*	Represents the effect of settlements of certain asbestos liabilities.

	Years Ended December 31,
	2008	2007	2006
	(In millions)

Prior Accident Year Development by Major Class of Business:
Excess casualty (Commercial Insurance)	$1,105	$73	$102
D&O and related management liability (Commercial Insurance)	(430)	(305)	(20)
Excess workers’ compensation (Commercial Insurance)	(12)	(14)	74
Healthcare (Commercial insurance)	(310)	(194)	(130)
Reinsurance (Transatlantic)	(1)	88	181
Asbestos and environmental (primarily Commercial Insurance)	51	18	208
All other, net	(285)	(322)	(468)

Prior years, other than accretion of discount	$118	$(656)	$(53)

	Years Ended December 31,
	Calendar Year
	2008	2007	2006
	(In millions)

Prior Accident Year Development by Accident Year:
Accident Year
2007	$(370)
2006	(590)	$(1,248)
2005	(455)	(446)	$(1,576)
2004	(335)	(428)	(511)
2003	200	37	(212)
2002	176	234	373
2001	238	263	29
2000	341	321	338
1999	346	47	382
1998 and prior	567	564	1,124

Prior years, other than accretion of discount	$118	$(656)	$(53)

82    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

In determining the loss development from prior accident years, AIG conducts analyses to determine the change in estimated ultimate loss for each accident year for each profit center. For example, if loss emergence for a profit center is different than expected for certain accident years, the actuaries examine the indicated effect such emergence would have on the reserves of that profit center. In some cases, the higher or lower than expected emergence may result in no clear change in the ultimate loss estimate for the accident years in question, and no adjustment would be made to the profit center’s reserves for prior accident years. In other cases, the higher or lower than expected emergence may result in a larger change, either favorable or unfavorable, than the difference between the actual and expected loss emergence. Such additional analyses were conducted for each profit center, as appropriate, in 2008 to determine the loss development from prior accident years for 2008. As part of its reserving process, AIG also considers notices of claims received with respect to emerging issues, such as those related to the U.S. mortgage and housing market.

2008 Net Loss Development

In 2008, net loss development from prior accident years was adverse by approximately $118 million, including approximately $339 million of favorable development relating to loss sensitive business in the first three months of 2008 (which was offset by an equal amount of negative earned premium development), and excluding approximately $317 million from accretion of loss reserve discount. Excluding both the favorable development relating to loss sensitive business and accretion of loss reserve discount, net loss development from prior accident years in 2008 was adverse by approximately $457 million. The overall adverse development of $118 million consisted of approximately $1.75 billion of favorable development from accident years 2004 through 2007 offset by approximately $1.87 billion of adverse loss development from accident years 2003 and prior. The adverse development from accident years 2003 and prior was primarily related to excess casualty business within Commercial Insurance; this business accounted for approximately $1.25 billion of the adverse development from accident years 2003 and prior. The favorable development from accident years 2004 through 2007 included approximately $590 million in favorable development from business written by Lexington Insurance Company, including healthcare, catastrophic casualty, casualty and program businesses. Financial Services divisions within Commercial Insurance, including D&O and related management liability business, contributed approximately $430 million to the favorable development from accident years 2004 through 2007, relating primarily to D&O, and related management liability business from accident years 2004 and 2005. The adverse development from accident years 2003 and prior included approximately $200 million related to claims involving MTBE, a gasoline additive, primarily on excess casualty business within Commercial Insurance from accident years 2000 and prior. In addition, the excess casualty adverse development reflect continued emergence of latent claims such as construction defect, product aggregate, and pharmaceutical related exposures, as well as higher than expected large loss activity from these accident years. AIG’s exposure to these latent exposures was reduced after 2002 due to significant changes in policy terms and conditions as well as underwriting guidelines. (See Net Loss Development by Class of Business below). Other segments throughout AIG also contributed to the adverse development from accident year 2003 and prior, including approximately $215 million relating to Transatlantic. Mortgage Guaranty contributed approximately $177 million of overall adverse development in 2008, with $159 million relating to accident year 2007. See Year-to-Date Mortgage Guaranty Results — 2008 and 2007 Comparison above.

2007 Net Loss Development

In 2007, net loss development from prior accident years was favorable by approximately $656 million, including approximately $88 million of adverse development from Transatlantic; and excluding approximately $327 million from accretion of loss reserve discount. Excluding Transatlantic, as well as accretion of discount, net loss development in 2007 from prior accident years was favorable by approximately $744 million. The overall favorable development of $656 million consisted of approximately $2.12 billion of favorable development from accident years 2004 through 2006, partially offset by approximately $1.43 billion of adverse development from accident years 2002 and prior and $37 million of adverse development from accident year 2003. In 2007, most classes of AIG’s business continued to experience favorable development for accident years 2004 through 2006. The majority of the adverse development from accident years 2002 and prior was related to development from excess casualty and primary workers’ compensation business within Commercial Insurance and from Transatlantic. The development from accident year 2003 was primarily related to adverse development from excess casualty and primary workers’ compensation business within Commercial Insurance offset by favorable development from most

AIG 2008 Form 10-K    83

American International Group, Inc., and Subsidiaries

other classes of business. The overall favorable development of $656 million included approximately $305 million pertaining to the D&O and related management liability classes of business within Commercial Insurance, consisting of approximately $335 million of favorable development from accident years 2003 through 2006, partially offset by approximately $30 million of adverse development from accident years 2002 and prior. The overall favorable development of $656 million also included approximately $300 million of adverse development from primary workers’ compensation business within Commercial Insurance.

2006 Net Loss Development

In 2006, net loss development from prior accident years was favorable by approximately $53 million, including approximately $198 million in net adverse development from asbestos and environmental reserves resulting from the updated ground-up analysis of these exposures in the fourth quarter of 2006; approximately $103 million of adverse development pertaining to the major hurricanes in 2004 and 2005; and $181 million of adverse development from Transatlantic; and excluding approximately $300 million from accretion of loss reserve discount. Excluding the fourth quarter asbestos and environmental reserve increase, catastrophes and Transatlantic, as well as accretion of discount, net loss development in 2006 from prior accident years was favorable by approximately $535 million. The overall favorable development of $53 million consisted of approximately $2.30 billion of favorable development from accident years 2003 through 2005, partially offset by approximately $2.25 billion of adverse development from accident years 2002 and prior. In 2006, most classes of AIG’s business continued to experience favorable development for accident years 2003 through 2005. The adverse development from accident years 2002 and prior reflected development from excess casualty, workers’ compensation, excess workers’ compensation, and post-1986 environmental liability classes of business, all within Commercial Insurance, from asbestos reserves within Commercial Insurance and Foreign General Insurance, and from Transatlantic.

Net Loss Development by Class of Business

The following is a discussion of the primary reasons for the development in 2008, 2007 and 2006 for those classes of business that experienced significant prior accident year developments during the three-year period. See Asbestos and Environmental Reserves below for a further discussion of asbestos and environmental reserves and development.

Excess Casualty:  Excess Casualty reserves experienced significant adverse loss development in 2008, following relatively minor adverse development in 2006 and 2007. However, all three years exhibited significant adverse development from accident years 2002 and prior. The increase in loss costs resulted primarily from medical inflation, which increased the economic loss component of tort claims, advances in medical care, which extended the life span of severely injured claimants, and larger jury verdicts, which increased the value of severe tort claims. An additional factor affecting AIG’s excess casualty experience in recent years has been the exhaustion of underlying primary policies for products liability coverage and for homebuilders. This has led to increased loss emergence relating to claims involving exhaustion of underlying product aggregates and increased construction defect-related claims activity on AIG’s excess and umbrella policies. Many excess casualty policies were written on a multi-year basis in the late 1990s, which limited AIG’s ability to respond to emerging market trends as rapidly as would otherwise be the case. In subsequent years, AIG responded to these emerging trends by increasing rates and implementing numerous policy form and coverage changes. This led to a significant improvement in experience beginning with accident year 2001. In 2007 and 2008, a significant portion of the adverse development from accident years 2002 and prior also related to latent exposures, including pharmaceutical exposures as well as the construction defect and product aggregate related exposures noted above. AIG’s exposure to these latent exposures was sharply reduced after 2002 due to significant changes in policy terms and conditions as well as underwriting guidelines. Another contributor to the adverse development during 2006 through 2008 is that actual loss development for other large losses for accident years 1998 and subsequent have emerged at higher than expected levels as compared to the loss emergence pattern exhibited from earlier accident years. This has caused significant additional development for accident years 1998 to 2002, and to a lesser extent 2003. In 2008, this phenomenon also caused some adverse development for accident year 2004; however the accident year results for accident years 2003 and 2004 both remain very favorable.

For the year-end 2007 loss reserve review, AIG claims staff updated its review of accounts with significant exposure to construction defect-related claims. AIG’s actuaries determined that no significant changes in the

84    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

assumptions were required. Prior accident year loss development in 2007 was adverse by approximately $75 million, a minor amount for this class of business. However, AIG continued to experience adverse development in this class for accident years 2002 and prior, amounting to approximately $450 million in 2007. In addition, loss reserves developed adversely for accident year 2003 by approximately $100 million in 2007 for this class. The loss ratio for accident year 2003 remained very favorable for this class and had been relatively stable over the past several years. Favorable development in 2007 for accident years 2004 through 2006 largely offset the adverse development from accident years 2003 and prior. A significant portion of the adverse development from accident years 2002 and prior related to the latent exposures described above.

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

For the year-end 2008 loss reserve review, AIG claims staff again updated its review of accounts with significant exposure to construction defect-related claims. In response to the continued upward developments on these claims, and based on an updated analysis of this development, AIG increased the reserves by an additional $75 million beyond the increases identified in the claims review. In response to the continued adverse development of product aggregate related claims during 2007 and 2008, AIG’s actuaries conducted a special analysis of product aggregate-related claims development, resulting in an increase in the IBNR reserve for this exposure of $175 million. In response to the high level of pharmaceutical related claim emergence during 2007 and 2008, AIG claims staff reviewed the remaining exposure, and based on this review an additional reserve of $10 million was established. In response to the much greater than expected actual loss emergence for other large losses for accident years 1998 and subsequent during 2007 and 2008, AIG’s actuaries increased the loss development factor assumptions for this business, resulting in a further increase of approximately $200 million in loss reserves for this class. In total, the specific increases in reserves related to these items increased the excess casualty reserves by approximately $460 million during 2008, of which $370 million was recognized in AIG’s fourth quarter 2008 results. In the first three months of 2008, AIG also recognized approximately $200 million of losses relating to MTBE, a gasoline additive, which primarily related to excess casualty business from accident years 2000 and prior. While the various adjustments described above were intended to respond appropriately to the recent adverse trends in loss experience, excess casualty remains a highly volatile class of business and there cannot be any assurance that further adjustments to assumptions in the loss reserve process for this class of business will not be necessary.

Loss reserves pertaining to the excess casualty class of business are generally included in the other liability occurrence line of business, with a small portion of the excess casualty reserves included in the other liability claims made line of business, as presented in the table above.

D&O and Related Management Liability Classes of Business:  AIG experienced an insignificant amount of favorable development in 2006 for the D&O and related management liability class of business, followed by significant favorable development during 2007 and 2008. The favorable development throughout the three-year period related primarily to accident years 2004 and 2005, and to a lesser extent accident years 2003 and 2006. Loss cost trends for D&O and related management liability classes of business were adverse in accident years 2002 and prior due to a variety of factors, including an increase in frequency and severity of corporate bankruptcies; the increase in the frequency of financial restatements; the sharp rise in market capitalization of publicly traded companies; and the increase in the number of initial public offerings. The 2003 through 2006 period was marked by a significant reduction in claims related to these factors; thus the expected loss ratios initially established for these accident years have developed favorably, particularly for 2004 and 2005. Beginning in accident year 2007, claims relating to the credit crisis have resulted in increased overall claim activity, and accident year 2007 reserves developed adversely by a relatively insignificant amount during 2008. AIG utilizes ground up claims projections by AIG claims staff as a benchmark to select the loss reserves for this business; these projections are updated annually.

For the year-end 2008 loss reserve review, AIG’s actuaries took into account the continued favorable loss emergence for accident years 2006 and prior. They determined that, in order to respond to the significant favorable loss emergence during 2007 and 2008, greater weight should be applied to the improving loss experience for

AIG 2008 Form 10-K    85

American International Group, Inc., and Subsidiaries

accident years 2006 and prior. Loss reserve selections therefore gave increased weight to the improved experience and less weight to the ground-up claim projections for these accident years, as the experience has continued to improve relative to the claim benchmark that was originally established for these accident years. For accident year 2007, the claim projections include claims relating to the credit crisis. The recognition of these projections resulted in a significant increase in loss reserves for some D&O subclasses. However this was partially offset by favorable loss development for other subclasses that were significantly less affected by the credit crisis. The overall development for accident year 2007 was thus only a modest increase in loss reserves. The reserves established for accident year 2008 reflect AIG’s expectation of increased claim activity relating to the credit crisis. Given the uncertainty of the ultimate development from claims relating to the credit crisis in accident years 2007 and 2008, there is a greater than normal potential variation in the loss ratios for these accident years. The increased responsiveness to the improving loss trends for accident years 2006 and prior resulted in approximately $225 million of favorable loss development in the fourth quarter of 2008 for this business, primarily in accident years 2004 and 2005.

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

Healthcare:  Healthcare business written by Commercial Insurance produced moderate favorable development in 2006 and 2007 and significant favorable development in 2008. Healthcare loss reserves have benefited from favorable market conditions and an improved legal environment in accident years 2002 and subsequent, following a period of adverse loss trends and market conditions that began in the mid 1990’s. For the year-end 2008 loss reserve review, AIG’s actuaries responded to the consistently favorable experience observed during the latest three years by utilizing more responsive assumptions relating to loss development factors, loss trend factors, and expected loss ratios for this business. These modified assumptions resulted in approximately $140 million of additional favorable development that was recognized in the fourth quarter of 2008 for this business.

Overview of Loss Reserving Process

The General Insurance loss reserves can generally be categorized into two distinct groups. One group is short-tail classes of business consisting principally of property, personal lines and certain casualty classes. The other group is long-tail casualty classes of business which includes excess and umbrella liability, D&O, professional liability, medical malpractice, workers’ compensation, general liability, products liability and related classes.

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

86    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

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

A number of actuarial assumptions are generally made in the review of reserves for each class of business. For longer-tail classes of business, actuarial assumptions generally are made with respect to the following:

•	Loss trend factors which are used to establish expected loss ratios for subsequent accident years based on the projected loss ratio for prior accident years.

•	Expected loss ratios for the latest accident year (i.e., accident year 2008 for the year-end 2008 loss reserve analysis) and, in some cases for accident years prior to the latest accident year. The expected loss ratio generally reflects the projected loss ratio from prior accident years, adjusted for the loss trend (see above) and the effect of rate changes and other quantifiable factors on the loss ratio. For low-frequency, high-severity classes such as excess casualty, expected loss ratios generally are used for at least the three most recent accident years.

•	Loss development factors which are used to project the reported losses for each accident year to an ultimate basis. Generally, the actual loss development factors observed from prior accident years would be used as a basis to determine the loss development factors for the subsequent accident years.

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

Details of the Loss Reserving Process

The process of determining the current loss ratio for each class of business is based on a variety of factors. These include, but are not limited to, the following considerations: prior accident year and policy year loss ratios; rate changes; changes in coverage, reinsurance, or mix of business; and actual and anticipated changes in external factors affecting results, such as trends in loss costs or in the legal and claims environment. The current loss ratio for each class of business reflects input from actuarial, underwriting and claims staff and is intended to represent management’s best estimate of the current loss ratio after reflecting all of the factors described above. At the close of each quarter, the assumptions underlying the loss ratios are reviewed to determine if the loss ratios remain appropriate. This process includes a review of the actual claims experience in the quarter, actual rate changes achieved, actual changes in coverage, reinsurance or mix of business, and changes in certain other factors that may

AIG 2008 Form 10-K    87

American International Group, Inc., and Subsidiaries

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

88    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

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

Excess Casualty:  AIG generally uses a combination of loss development methods and expected loss ratio methods for excess casualty classes. Expected loss ratio methods are generally utilized for at least the three latest accident years, due to the relatively low credibility of the reported losses. The loss experience is generally reviewed separately for lead umbrella classes and for other excess classes, due to the relatively shorter tail for lead umbrella business. Automobile-related claims are generally reviewed separately from non-auto claims, due to the shorter-tail

AIG 2008 Form 10-K    89

American International Group, Inc., and Subsidiaries

nature of the automobile related claims. Claims relating to certain latent exposures such as construction defects or exhaustion of underlying product aggregate limits are reviewed separately due to the unique emergence patterns of losses relating to these claims. The expected loss ratios utilized for recent accident years are based on the projected ultimate loss ratios of prior years, adjusted for rate changes, estimated loss cost trends and all other changes that can be quantified. The estimated loss cost trend utilized in the year-end 2008 reviews averaged approximately five percent for excess casualty classes. Frequency/severity methods are generally not utilized as the vast majority of reported claims do not result in a claim payment. In addition, the average severity varies significantly from accident year to accident year due to large losses which characterize this class of business, as well as changing proportions of claims which do not result in a claim payment.

D&O:  AIG generally utilizes a combination of loss development methods and expected loss ratio methods for D&O and related management liability classes of business. Expected loss ratio methods are given more weight in the two most recent accident years, whereas loss development methods are given more weight in more mature accident years. In addition to these traditional actuarial methods, AIG’s actuaries utilize ground-up claim projections provided by AIG claims staff as a benchmark for determining the indicated ultimate losses for all accident years other than the most recent accident year. For the year-end 2008 loss reserve review, claims projections for accident years 2007 and prior were utilized. These classes of business reflect claims made coverage, and losses are characterized by low frequency and high severity. Thus, the claim projections can produce an overall indicator of the ultimate loss exposure for these classes by identifying and estimating all large losses. Frequency/severity methods are generally not utilized for these classes as the overall losses are driven by large losses more than by claim frequency. Severity trends have varied significantly from accident year to accident year.

Workers’ Compensation:  AIG generally utilizes loss development methods for all but the most recent accident year. Expected loss ratio methods generally are given significant weight only in the most recent accident year. Workers’ compensation claims are generally characterized by high frequency, low severity, and relatively consistent loss development from one accident year to the next. AIG is a leading writer of workers’ compensation, and thus has sufficient volume of claims experience to utilize development methods. AIG does not believe frequency/severity methods are as appropriate, due to significant growth and changes in AIG’s workers’ compensation business over the years. AIG generally segregates California business from other business in evaluating workers’ compensation reserves. Certain classes of workers’ compensation, such as construction, are also evaluated separately. Additionally, AIG writes a number of very large accounts which include workers’ compensation coverage. These accounts are generally priced by AIG actuaries, and to the extent appropriate, the indicated losses based on the pricing analysis may be utilized to record the initial estimated loss reserves for these accounts.

Excess Workers’ Compensation:  AIG generally utilizes a combination of loss development methods and expected loss ratio methods. Loss development methods are given the greater weight for mature accident years such as 2002 and prior. Expected loss ratio methods are given the greater weight for the more recent accident years. Excess workers’ compensation is an extremely long-tail class of business, with loss emergence extending for decades. Therefore there is limited credibility in the reported losses for many of the more recent accident years. For the mature accident years, AIG’s actuaries utilize claims projections provided by AIG claims staff to help determine the loss development factors for this class of business.

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

90    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

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

AIG 2008 Form 10-K    91

American International Group, Inc., and Subsidiaries

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

Catastrophes:  Special analyses are conducted by AIG in response to major catastrophes in order to estimate AIG’s gross and net loss and loss expense liability from the events. These analyses may include a combination of approaches, including modeling estimates, ground-up claim analysis, loss evaluation reports from on-site field adjusters, and market share estimates.

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

Volatility of Reserve Estimates and Sensitivity Analyses

As described above, AIG uses numerous assumptions in determining its best estimate of reserves for each class of business. The importance of any specific assumption can vary by both class of business and accident year. If actual experience differs from key assumptions used in establishing reserves, there is potential for significant variation in the development of loss reserves, particularly for long-tail casualty classes of business such as excess casualty, D&O or workers’ compensation. Set forth below is a sensitivity analysis that estimates the effect on the loss reserve position of using alternative loss trend or loss development factor assumptions rather than those actually used in determining AIG’s best estimates in the year-end loss reserve analyses in 2008. The analysis addresses each major class of business for which a material deviation to AIG’s overall reserve position is believed reasonably

92    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

possible, and uses what AIG believes is a reasonably likely range of potential deviation for each class. There can be no assurance, however, that actual reserve development will be consistent with either the original or the adjusted loss trend or loss development factor assumptions, or that other assumptions made in the reserving process will not materially affect reserve development for a particular class of business.

Excess Casualty:  For the excess casualty class of business, the assumed loss cost trend was approximately five percent. After evaluating the historical loss cost trends from prior accident years since the early 1990s, in AIG’s judgment, it is reasonably likely that actual loss cost trends applicable to the year-end 2008 loss reserve review for excess casualty will range from negative five percent to positive 15 percent, or approximately ten percent lower or higher than the assumption actually utilized in the year-end 2008 reserve review. A ten percent change in the assumed loss cost trend for excess casualty would cause approximately a $2.4 billion increase or a $1.6 billion decrease in the net loss and loss expense reserve for this class of business. It should be emphasized that the ten percent deviations are not considered the highest possible deviations that might be expected, but rather what is considered by AIG to reflect a reasonably likely range of potential deviation. Actual loss cost trends in the early 1990s were negative for several years, including amounts below the negative five percent cited above, whereas actual loss cost trends in the late 1990s ran well into the double digits for several years, including amounts greater than the 15 percent cited above. Thus, there can be no assurance that loss trends will not deviate by more than ten percent. The loss cost trend assumption is critical for the excess casualty class of business due the long-tail nature of the claims and therefore is applied across many accident years.

For the excess casualty class of business, the assumed loss development factors are also a key assumption. After evaluating the historical loss development factors from prior accident years since the early 1990s, in AIG’s judgment, it is reasonably likely that actual loss development factors will range from approximately 4.4 percent below those actually utilized in the year-end 2008 reserve review to approximately 6.4 percent above those factors actually utilized. If the loss development factor assumptions were changed by 4.4 percent and 6.4 percent, respectively, the net loss reserves for the excess casualty class would decrease by approximately $900 million under the lower assumptions or increase by approximately $1.5 billion under the higher assumptions. Generally, actual historical loss development factors are used to project future loss development. However there can be no assurance that future loss development patterns will be the same as in the past, or that they will not deviate by more than the amounts illustrated above. Moreover, as excess casualty is a long-tail class of business, any deviation in loss cost trends or in loss development factors might not be discernible for an extended period of time subsequent to the recording of the initial loss reserve estimates for any accident year. Thus, there is the potential for the reserves with respect to a number of accident years to be significantly affected by changes in the loss cost trends or loss development factors that were initially relied upon in setting the reserves. These changes in loss trends or loss development factors could be attributable to changes in inflation or in the judicial environment, or in other social or economic conditions affecting claims. Thus, there is the potential for variations greater than the amounts cited above, either positively or negatively.

D&O and Related Management Liability Classes of Business:  For D&O and related management liability classes of business, the assumed loss cost trend was approximately four percent. After evaluating the historical loss cost trends from prior accident years since the early 1990s, including the potential effect of recent claims relating to the credit crisis, in AIG’s judgment, it is reasonably likely that actual loss cost trends applicable to the year-end 2008 loss reserve review for these classes will range from negative 11 percent to positive 24 percent, or approximately 15 percent lower or 20 percent higher than the assumption actually utilized in the year-end 2008 reserve review. A 20 or 15 percent change in the assumed loss cost trend for these classes would cause approximately a $950 million increase or a $600 million decrease, respectively, in the net loss and loss expense reserves for these classes of business. It should be emphasized that the 20 and 15 percent deviations are not considered the highest possible deviations that might be expected, but rather what is considered by AIG to reflect a reasonably likely range of potential deviation. Actual loss cost trends for these classes since the early 1990s were negative for several years, including amounts below the negative 11 percent cited above, whereas actual loss cost trends exceeded the 24 percent figure cited above for several other years. Because the D&O class of business has exhibited highly volatile loss trends from one accident year to the next, there is the possibility of an exceptionally high deviation.

For D&O and related management liability classes of business, the assumed loss development factors are also an important assumption but less critical than for excess casualty. Because these classes are written on a claims

AIG 2008 Form 10-K    93

American International Group, Inc., and Subsidiaries

made basis, the loss reporting and development tail is much shorter than for excess casualty. However, the high severity nature of the claims does create the potential for significant deviations in loss development patterns from one year to the next. After evaluating the historical loss development factors for these classes of business for accident years since the early 1990s, in AIG’s judgment, it is reasonably likely that actual loss development factors will range from approximately 8.5 percent lower to 3.5 percent higher than those factors actually utilized in the year-end 2008 loss reserve review for these classes. If the loss development factor assumptions were changed by 8.5 percent and 3.5 percent, respectively, the net loss reserves for these classes would be estimated to decrease or increase by approximately $300 million and $150 million, respectively. As noted above for excess casualty, actual historical loss development factors are generally used to project future loss development. However, there can be no assurance that future loss development patterns will be the same as in the past, or that they will not deviate by more than the 8.5 percent or 3.5 percent amounts.

Excess Workers’ Compensation:  For excess workers’ compensation business, loss costs were trended at six percent per annum. After reviewing actual industry loss trends for the past ten years, in AIG’s judgment, it is reasonably likely that actual loss cost trends applicable to the year-end 2008 loss reserve review for excess workers’ compensation will range five percent lower or higher than this estimated loss trend. A five percent change in the assumed loss cost trend would cause approximately a $425 million increase or a $275 million decrease in the net loss reserves for this business. It should be emphasized that the actual loss cost trend could vary significantly from this assumption, and there can be no assurance that actual loss costs will not deviate, perhaps materially, by greater than five percent.

For excess workers’ compensation business, the assumed loss development factors are a critical assumption. Excess workers’ compensation is an extremely long-tail class of business, with a much greater than normal uncertainty as to the appropriate loss development factors for the tail of the loss development. After evaluating the historical loss development factors for prior accident years since the 1980s, in AIG’s judgment, it is reasonably likely that actual loss development factors will range from approximately 12 percent lower to 20 percent higher than those factors actually utilized in the year-end 2008 loss reserve review for excess workers’ compensation. If the loss development factor assumptions were increased by 20 percent or decreased by 12 percent, the net loss reserves for excess workers’ compensation would increase or decrease by approximately $950 million and $550 million, respectively. Given the exceptionally long-tail for this class of business, there is the potential for actual deviations in the loss development tail to exceed the deviations assumed, perhaps materially.

Primary Workers’ Compensation:  For primary workers’ compensation, the loss cost trend assumption is not believed to be material with respect to AIG’s loss reserves. This is primarily because AIG’s actuaries are generally able to use loss development projections for all but the most recent accident year’s reserves, so there is limited need to rely on loss cost trend assumptions for primary workers’ compensation business.

However, for primary workers’ compensation business the loss development factor assumptions are important. Generally, AIG’s actual historical workers’ compensation loss development factors would be expected to provide a reasonably accurate predictor of future loss development. However, workers’ compensation is a long-tail class of business, and AIG’s business reflects a very significant volume of losses particularly in recent accident years due to growth of the business. After evaluating the actual historical loss developments since the 1980s for this business, in AIG’s judgment, it is reasonably likely that actual loss development factors will fall within the range of approximately 3.6 percent below to 9.4 percent above those actually utilized in the year-end 2008 loss reserve review. If the loss development factor assumptions were changed by 3.6 percent and 9.4 percent, respectively, the net loss reserves for workers’ compensation would decrease or increase by approximately $900 million and $2.4 billion, respectively. For this class of business, there can be no assurance that actual deviations from the expected loss development factors will not exceed the deviations assumed, perhaps materially.

Other Casualty Classes of Business:  For casualty business other than the classes discussed above, there is generally some potential for deviation in both the loss cost trend and loss development factor assumptions. However, the effect of such deviations is expected to be less material when compared to the effect on the classes cited above.

94    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

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

With respect to known asbestos and environmental claims, AIG established over two decades ago specialized toxic tort and environmental claims units, which investigate and adjust all such asbestos and environmental claims. These units evaluate these asbestos and environmental claims utilizing a claim-by-claim approach that involves a detailed review of individual policy terms and exposures. Because each policyholder presents different liability and coverage issues, AIG generally evaluates exposure on a policy-by-policy basis, considering a variety of factors such as known facts, current law, jurisdiction, policy language and other factors that are unique to each policy. Quantitative techniques have to be supplemented by subjective considerations, including management judgment. Each claim is reviewed at least semi-annually utilizing the aforementioned approach and adjusted as necessary to reflect the current information.

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

AIG 2008 Form 10-K    95

American International Group, Inc., and Subsidiaries

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

To determine the appropriate loss reserve as of December 31, 2008 for its asbestos and environmental exposures, AIG performed a series of top-down and ground-up reserve analyses. In order to ensure it had the most comprehensive analysis possible, AIG engaged a third-party actuary to assist in a review of these exposures, including ground-up estimates for asbestos reserves consistent with the 2005 through 2007 reviews as well as a top-down report year projection for environmental reserves. Prior to 2005, AIG’s reserve analyses for asbestos and environmental exposures were focused around a report year projection of aggregate losses for both asbestos and environmental reserves. Additional tests such as market share analyses were also performed. Ground-up analyses take into account policyholder-specific and claim-specific information that has been gathered over many years from a variety of sources. Ground-up studies can thus more accurately assess the exposure to AIG’s layers of coverage for each policyholder, and hence for all policyholders in the aggregate, provided a sufficient sample of the policyholders can be modeled in this manner.

In order to ensure its ground-up analysis was comprehensive, AIG staff produced the information required at policy and claim level detail for over 800 asbestos defendants. This represented over 95 percent of all accounts for which AIG had received any claim notice of any amount pertaining to asbestos exposure. AIG did not set any minimum thresholds, such as amount of case reserve outstanding, or paid losses to date, that would have served to reduce the sample size and hence the comprehensiveness of the ground-up analysis. The results of the ground-up analysis for each significant account were examined by AIG’s claims staff for reasonableness, for consistency with policy coverage terms, and any claim settlement terms applicable. Adjustments were incorporated accordingly. The results from the universe of modeled accounts, which as noted above reflects the vast majority of AIG’s known exposures, were then utilized to estimate the ultimate losses from accounts or exposures that could not be modeled and to determine an appropriate provision for unreported claims.

AIG conducted a comprehensive analysis of reinsurance recoverability to establish the appropriate asbestos and environmental reserve net of reinsurance. AIG determined the amount of reinsurance that would be ceded to insolvent reinsurers or to commuted reinsurance contracts for both reported claims and for IBNR. These amounts were then deducted from the indicated amount of reinsurance recoverable. The year-end 2008 analysis reflected an update to the comprehensive analysis of reinsurance recoverability that was first completed in 2005 and updated in 2006 and 2007. All asbestos accounts for which there was a significant change in estimated losses in the 2008 review were analyzed to determine the appropriate reserve net of reinsurance.

AIG also completed a top-down report year projection of its indicated asbestos and environmental loss reserves. These projections consist of a series of tests performed separately for asbestos and for environmental exposures.

For asbestos, these tests project the losses expected to be reported over the next 18 years, i.e., from 2009 through 2026, based on the actual losses reported through 2008 and the expected future loss emergence for these claims. Three scenarios were tested, with a series of assumptions ranging from more optimistic to more conservative.

For environmental claims, an analogous series of frequency/severity tests are produced. Environmental claims from future report years, (i.e., IBNR) are projected out eight years, i.e., through the year 2016.

At year-end 2008, AIG considered a number of factors and recent experience in addition to the results of the respective top-down and ground-up analyses performed for asbestos and environmental reserves. AIG considered the significant uncertainty that remains as to AIG’s ultimate liability relating to asbestos and environmental claims. This uncertainty is due to several factors including:

•	The long latency period between asbestos exposure and disease manifestation and the resulting potential for involvement of multiple policy periods for individual claims;

96    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

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

After carefully considering the results of the ground-up analysis, which AIG updates on an annual basis, as well as all of the above factors, including the recent report year experience, AIG increased its gross asbestos reserves by $200 million and increased its net asbestos reserves by $30 million. Additionally, during 2008 an amount of adverse incurred loss development pertaining to asbestos was reflected which was primarily attributed to several large defendants, the effect of which was largely offset by one large favorable settlement.

Upon completion of the environmental top-down report year analysis performed in the fourth quarter of 2008, no adjustment to gross and net reserves was recognized. Additionally, during 2008 a moderate amount of favorable gross incurred loss development pertaining to environmental was reflected which was primarily attributable to recent favorable experience which was fully insured, resulting in no favorable net development on environmental net reserves.

A summary of reserve activity, including estimates for applicable IBNR, relating to asbestos and environmental claims separately and combined appears in the table below. The vast majority of such claims arise from policies written in 1984 and prior years. The current environmental policies that AIG underwrites on a claims-made basis have been excluded from the table below.

	As of or for the Years Ended December 31,
	2008		2007		2006
	Gross	Net	Gross	Net	Gross	Net
	(In millions)

Asbestos:
Liability for unpaid claims and claims adjustment expense at beginning of year	$3,864	$1,454	$4,523	$1,889	$4,501	$1,840
Losses and loss expenses incurred*	273	53	96	5	572	267
Losses and loss expenses paid*	(694)	(307)	(755)	(440)	(550)	(218)

Liability for unpaid claims and claims adjustment expense at end of year	$3,443	$1,200	$3,864	$1,454	$4,523	$1,889

Environmental:
Liability for unpaid claims and claims adjustment expense at beginning of year	$515	$237	$629	$290	$969	$410
Losses and loss expenses incurred*	(44)	(2)	10	13	(231)	(59)
Losses and loss expenses paid*	(54)	(41)	(124)	(66)	(109)	(61)

Liability for unpaid claims and claims adjustment expense at end of year	$417	$194	$515	$237	$629	$290

Combined:
Liability for unpaid claims and claims adjustment expense at beginning of year	$4,379	$1,691	$5,152	$2,179	$5,470	$2,250
Losses and loss expenses incurred*	229	51	106	18	341	208
Losses and loss expenses paid*	(748)	(348)	(879)	(506)	(659)	(279)

Liability for unpaid claims and claims adjustment expense at end of year	$3,860	$1,394	$4,379	$1,691	$5,152	$2,179

*	All amounts pertain to policies underwritten in prior years, primarily to policies issued in 1984 and prior.

AIG 2008 Form 10-K    97

American International Group, Inc., and Subsidiaries

The gross and net IBNR included in the liability for unpaid claims and claims adjustment expense, relating to asbestos and environmental claims separately and combined were estimated as follows:

	At December 31,
	2008		2007		2006
	Gross	Net	Gross	Net	Gross	Net
	(In millions)

Asbestos	$2,301	$939	$2,701	$1,145	$3,270	$1,469
Environmental	249	99	325	131	378	173

Combined	$2,550	$1,038	$3,026	$1,276	$3,648	$1,642

A summary of asbestos and environmental claims count activity was as follows:

	As of or for the Years Ended December 31,
	2008			2007			2006
	Asbestos	Environmental	Combined	Asbestos	Environmental	Combined	Asbestos	Environmental	Combined

Claims at beginning of year	6,563	7,652	14,215	6,878	9,442	16,320	7,293	9,873	17,166

Claims during year:

Opened	639	1,065	1,704	656	937	1,593	643	1,383	2,026

Settled	(219)	(207)	(426)	(150)	(179)	(329)	(150)	(155)	(305)

Dismissed or otherwise resolved	(1,203)	(1,836)	(3,039)	(821)	(2,548)	(3,369)	(908)	(1,659)	(2,567)

Claims at end of year	5,780	6,674	12,454	6,563	7,652	14,215	6,878	9,442	16,320

Survival Ratios — Asbestos and Environmental

The following table presents AIG’s survival ratios for asbestos and environmental claims at December 31, 2008, 2007 and 2006. The survival ratio is derived by dividing the current carried loss reserve by the average payments for the three most recent calendar years for these claims. Therefore, the survival ratio is a simplistic measure estimating the number of years it would be before the current ending loss reserves for these claims would be paid off using recent year average payments. The December 31, 2008 survival ratio is lower than the ratio at December 31, 2007 because the more recent periods included in the rolling average reflect higher claims payments. In addition, AIG’s survival ratio for asbestos claims was negatively affected by the favorable settlement described above, as well as several similar settlements during 2007. These settlements reduced gross and net asbestos survival ratios at December 31, 2008 by approximately 1.1 years and 2.4 years, respectively, and reduced gross and net asbestos survival ratios at December 31, 2007 by approximately 1.3 years and 2.6 years, respectively. Many factors, such as aggressive settlement procedures, mix of business and level of coverage provided, have a significant effect on the amount of asbestos and environmental reserves and payments and the resultant survival ratio. Moreover, as discussed above, the primary basis for AIG’s determination of its reserves is not survival ratios, but instead the ground-up and top-down analysis. Thus, caution should be exercised in attempting to determine reserve adequacy for these claims based simply on this survival ratio.

AIG’s survival ratios for asbestos and environmental claims, separately and combined, were based upon a three-year average payment and were as follows:

Years Ended December 31,	Gross	Net

2008
Survival ratios:
Asbestos	5.2	3.7
Environmental	4.4	3.5
Combined	5.1	3.7

98    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

Years Ended December 31,	Gross	Net

2007
Survival ratios:
Asbestos	7.1	5.6
Environmental	4.7	3.7
Combined	6.7	5.2
2006
Survival ratios:
Asbestos	11.8	12.9
Environmental	5.6	4.5
Combined	10.4	10.3

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

AIG’s Life Insurance & Retirement Services reports its operations through the following major internal reporting units and legal entities:

Foreign Life Insurance & Retirement Services

Japan and Other

•	American Life Insurance Company (ALICO)

•	AIG Star Life Insurance Co., Ltd. (AIG Star Life)

•	AIG Edison Life Insurance Company (AIG Edison Life)

Asia

•	American International Assurance Company, Limited, together with American International Assurance Company (Bermuda) Limited (AIA)

•	Nan Shan Life Insurance Company, Ltd. (Nan Shan)

•	American International Reinsurance Company Limited (AIRCO)

•	The Philippine American Life and General Insurance Company (Philamlife)

AIG 2008 Form 10-K    99

American International Group, Inc., and Subsidiaries

Domestic Life Insurance

•	American General Life Insurance Company (AIG American General)

•	The United States Life Insurance Company in the City of New York (USLIFE)

•	American General Life and Accident Insurance Company (AGLA)

Domestic Retirement Services

•	The Variable Annuity Life Insurance Company (VALIC)

•	AIG Annuity Insurance Company (AIG Annuity)

•	AIG SunAmerica Life Assurance Company (AIG SunAmerica)

Life Insurance & Retirement Services Results

Life Insurance & Retirement Services results were as follows:

	Premiums	Net	Net Realized
	and Other	Investment	Capital Gains	Total	Operating
Years Ended December 31,	Considerations	Income	(Losses)	Revenues	Income (Loss)*
	(In millions)
2008
Japan and Other	$14,513	$980	$(5,693)	$9,800	$(2,687)
Asia	15,406	981	(6,092)	10,295	(3,650)
Total Foreign Life & Retirement Services	29,919	1,961	(11,785)	20,095	(6,337)
Domestic Life Insurance	6,248	3,799	(11,568)	(1,521)	(10,238)
Domestic Retirement Services	1,128	4,346	(20,994)	(15,520)	(20,871)

Total	$37,295	$10,106	$(44,347)	$3,054	$(37,446)

2007
Japan and Other	$12,387	$6,083	$(294)	$18,176	$3,044
Asia	14,214	5,766	107	20,087	3,153
Total Foreign Life & Retirement Services	26,601	11,849	(187)	38,263	6,197
Domestic Life Insurance	5,836	3,995	(803)	9,028	642
Domestic Retirement Services	1,190	6,497	(1,408)	6,279	1,347

Total	$33,627	$22,341	$(2,398)	$53,570	$8,186

2006
Japan and Other	$11,106	$5,239	$406	$16,751	$3,821
Asia	13,060	4,519	301	17,880	3,060
Total Foreign Life & Retirement Services	24,166	9,758	707	34,631	6,881
Domestic Life Insurance	5,543	3,778	(215)	9,106	917
Domestic Retirement Services	1,057	6,488	(404)	7,141	2,323

Total	$30,766	$20,024	$88	$50,878	$10,121

Percentage Increase/(Decrease) 2008 vs. 2007:
Japan and Other	17%	(84)%	—%	(46)%	—%
Asia	8	(83)	—	(49)	—
Total Foreign Life & Retirement Services	12	(83)	—	(47)	—
Domestic Life Insurance	7	(5)	—	—	—
Domestic Retirement Services	(5)	(33)	—	—	—

Total	11%	(55)%	—%	(94)%	—%

100    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

	Premiums	Net	Net Realized
	and Other	Investment	Capital Gains	Total	Operating
Years Ended December 31,	Considerations	Income	(Losses)	Revenues	Income (Loss)*
	(In millions)
Percentage Increase/(Decrease) 2007 vs. 2006:
Japan and Other	12%	16%	—%	9%	(20)%
Asia	9	28	(64)	12	3
Total Foreign Life & Retirement Services	10	21	—	10	(10)
Domestic Life Insurance	5	6	—	(1)	(30)
Domestic Retirement Services	13	—	—	(12)	(42)

Total	9%	12%	—%	5%	(19)%

*	2008 operating income (loss) includes goodwill impairment charges of $402 million and $817 million for Domestic Life Insurance and Domestic Retirement Services, respectively.

The following table presents the gross insurance in force for Life Insurance & Retirement Services:

	At December 31,
	2008	2007	2006
	(In billions)

Foreign*	$1,352	$1,327	$1,163
Domestic	1,026	985	908

Total	$2,378	$2,312	$2,071

*	Includes increases of $57.8 billion, $55.1 billion and $41.5 billion related to changes in foreign exchange rates at December 31, 2008, 2007 and 2006, respectively.

2008 and 2007 Comparison

Total revenues decreased in 2008 compared to 2007, primarily due to significantly higher levels of net realized capital losses and lower net investment income. See Consolidated Results and Investments — Portfolio Review for further discussion.

Premiums and other considerations increased in 2008 compared to 2007 primarily due to increased production and favorable foreign exchange rates in the Foreign Life Insurance & Retirement Services operations and sales of payout annuities in Domestic Life Insurance.

In addition to the higher net realized capital losses and lower net investment income noted above, the operating loss for 2008 increased as a result of DAC and sales inducement asset (SIA) unlocking and related reserve strengthening of $1.5 billion in the Domestic Retirement Services operations resulting from the continued weakness in the equity markets, the significantly higher surrender activity resulting from AIG parent’s liquidity issues beginning in mid-September and goodwill impairment charges of $1.2 billion in the Domestic Life Insurance and Domestic Retirement Services companies. The impairment charges were attributable to declines in the estimated fair values of reporting units in the Property and Casualty Group, Domestic Life Insurance and Domestic Retirement Services, Consumer Finance and Capital Markets businesses attributable to the uncertain economic environment that developed in late 2008 coupled with other indications of fair value developed through the restructuring and asset disposition activities. The operating loss also included higher benefit costs in the Japan variable life product resulting from declines in the Japanese equity market. These decreases were partially offset by the favorable effect of foreign exchange rates and growth in the underlying business in force. The operating loss in 2008 included a DAC and SIA benefit of $3.2 billion related to net realized capital losses compared to a benefit of $333 million in 2007.

AIG adopted FAS 157 on January 1, 2008. The adoption of FAS 157 resulted in an increase in pre-tax net realized capital losses of $155 million as of January 1, 2008, partially offset by a $47 million DAC benefit related to

AIG 2008 Form 10-K    101

American International Group, Inc., and Subsidiaries

these losses. These results were primarily due to an increase in the embedded policy derivative liability valuations resulting from the inclusion of explicit risk margins.

AIG adopted FAS 159 on January 1, 2008 and elected to apply the fair value option to a closed block of single premium variable life business in Japan and to an investment-linked product sold principally in Asia. The adoption of FAS 159 with respect to these fair value elections resulted in a decrease to 2008 opening retained earnings of $559 million, net of tax. The fair value of the liabilities for these policies totaled $2.6 billion at December 31, 2008 and is reported in policyholder contract deposits.

2007 and 2006 Comparison

The severe credit market disruption was a key driver of operating results in 2007 principally due to significant net realized capital losses resulting from other-than-temporary impairment charges and losses on derivative instruments not qualifying for hedge accounting treatment. See Results of Operations Consolidated Results — Net Realized Gains (Losses) for further discussion.

Life Insurance & Retirement Services total revenues increased in 2007 compared to 2006 despite the higher net realized capital losses primarily due to higher premiums and other considerations and higher net investment income.

Operating income in 2007 decreased compared to 2006 primarily due to net realized capital losses and the following:

•	mark-to-market trading losses of $150 million related to investment-linked products in the U.K.;

•	DAC amortization charges of $108 million related to the adoption in 2007 of SOP 05-1;

•	remediation activity charges of $118 million; and

•	out-of-period adjustments related to UCITS and participating policyholder dividends, which increased 2006 operating income by $332 million.

These decreases were partially offset as operating income in 2006 was negatively affected by charges of $125 million for the Superior National arbitration ruling, $66 million related to exiting the domestic financial institutions credit life business and $55 million related to other litigation charges.

Foreign Life Insurance & Retirement Services Results

Foreign Life Insurance & Retirement Services results on a sub-product basis were as follows:

	Premiums and	Net	Net Realized		Operating
	Other	Investment	Capital Gains	Total	Income /
Years Ended December 31,	Considerations	Income	(Losses)	Revenues	(Loss)
	(In millions)

2008
Life insurance	$17,839	$1,734	$(8,837)	$10,736	$(5,669)
Personal accident	7,055	371	(385)	7,041	1,040
Group products	3,777	510	73	4,360	564
Individual fixed annuities	761	2,320	(2,660)	421	(2,125)
Individual variable annuities	487	(2,974)	24	(2,463)	(147)

Total	$29,919	$1,961	$(11,785)	$20,095	$(6,337)

102    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

	Premiums and	Net	Net Realized		Operating
	Other	Investment	Capital Gains	Total	Income /
Years Ended December 31,	Considerations	Income	(Losses)	Revenues	(Loss)
	(In millions)

2007
Life insurance	$16,630	$7,473	$85	$24,188	$3,898
Personal accident	6,094	354	(3)	6,445	1,457
Group products	2,979	753	(76)	3,656	263
Individual fixed annuities	438	2,283	(171)	2,550	548
Individual variable annuities	460	986	(22)	1,424	31

Total	$26,601	$11,849	$(187)	$38,263	$6,197

2006
Life insurance	$15,732	$5,937	$574	$22,243	$4,247
Personal accident	5,518	285	55	5,858	1,459
Group products	2,226	648	47	2,921	450
Individual fixed annuities	400	2,027	31	2,458	580
Individual variable annuities	290	861	—	1,151	145

Total	$24,166	$9,758	$707	$34,631	$6,881

Percentage Increase/(Decrease) 2008 vs. 2007:
Life insurance	7%	(77)%	—%	(56)%	—%
Personal accident	16	5	—	9	(29)
Group products	27	(32)	—	19	114
Individual fixed annuities	74	2	—	(83)	—
Individual variable annuities	6	—	—	—	—

Total	12%	(83)%	—%	(47)%	—%

Percentage Increase/(Decrease) 2007 vs. 2006:
Life insurance	6%	26%	(85)%	9%	(8)%
Personal accident	10	24	—	10	—
Group products	34	16	—	25	(42)
Individual fixed annuities	10	13	—	4	(6)
Individual variable annuities	59	15	—	24	(79)

Total	10%	21%	—%	10%	(10)%

AIG transacts business in most major foreign currencies and therefore premiums and other considerations reported in U.S. dollars vary by volume and from changes in foreign currency translation rates.

The following table summarizes the effect of changes in foreign currency exchange rates on the growth of the Foreign Life Insurance & Retirement Services premiums and other considerations:

	Years Ended December 31,
	2008	2007

Growth in original currency*	6.7%	7.6%
Foreign exchange effect	5.8	2.5

Growth as reported in U.S. dollars	12.5%	10.1%

*	Computed using a constant exchange rate each period.

AIG 2008 Form 10-K    103

American International Group, Inc., and Subsidiaries

2008 and 2007 Comparison

Total revenues for Foreign Life Insurance & Retirement Services in 2008 decreased compared to 2007 primarily due to substantial net realized capital losses and significantly lower net investment income. See Consolidated Results — Net Investment Income and — Net Realized Capital Gains (Losses).

Despite the continued growth in the underlying business in force and the positive effect of foreign exchange, operating income in 2008 also decreased compared to 2007 due to:

•	higher losses of $262 million on certain investment linked-products in the U.K. due to mark-to-market trading losses partially offset by a positive change in benefit reserves resulting from changes to the Premier Access Bond product following significant surrender activity as a result of the AIG liquidity issues in mid-September. As allowed under the contract terms, surrenders were suspended to allow sufficient time to develop an appropriate course of action with the respective distribution network and to protect the interest of the fund’s policyholders. Policyholders received a cash distribution equal to approximately half of their account value and were given the option to receive the remainder in cash at a discounted amount based on the value of the underlying investments or transfer their account value into a newly created fund. The newly created fund is valued at the net asset value of the underlying investments but provides for a guarantee of a minimum amount should the policyholder remain in the fund until July 2012. Any surrenders prior to July 2012 will be at the net asset value;

•	higher benefit costs, net of related DAC unlocking, of $106 million principally related to volatility in the Japanese equity market and declines in interest rates and,

•	Foreign Life Insurance & Retirement Services continued its ongoing project to increase standardization of AIG’s actuarial systems and processes throughout the world which resulted in a favorable effect on operating income of $151 million for 2008 compared to a $183 million positive effect in 2007.

Partially offsetting these items were higher DAC and SIA benefits of $132 million related to the net realized capital losses and higher surrender charge income related to the temporary spike in policy surrenders during the fourth quarter. Generally, surrenders have returned to normal levels in the foreign operations. In addition, operating income for 2007 included $118 million of remediation activity charges and $67 million of additional claim expense related to an industry-wide regulatory claims review in Japan.

2007 and 2006 Comparison

Total revenues for Foreign Life Insurance & Retirement Services in 2007 increased compared to 2006, primarily due to higher premiums and other considerations and net investment income partially offset by net realized capital losses. Net investment income increased in 2007 compared to 2006 due to higher levels of assets under management, higher policyholder trading gains and higher partnership and mutual fund income.

Operating income decreased in 2007 compared to 2006 principally due to:

•	net realized capital losses;

•	mark-to-market trading losses of $150 million related to investment-linked products in the U.K.;

•	remediation activity charge of $118 million;

•	additional claim expense of $67 million relating to an industry-wide regulatory review of claims in Japan;

•	additional policyholder benefits expense of $36 million related to a closed block of Japanese business with guaranteed benefits; and

•	out-of-period adjustments benefiting 2006 earnings for $332 million related to UCITS and participating policyholder dividend reserves.

These decreases were partially offset by higher net investment income, a $183 million positive effect of changes in actuarial estimates and the positive effect of changes in foreign exchange rates.

104    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

Foreign Life Insurance & Retirement Services Sales and Deposits*

First year premium, single premium and annuity deposits for Foreign Life Insurance & Retirement Services were as follows:

				Percentage Increase (Decrease)
	Years Ended December 31,			2008 vs 2007		2007 vs 2006
					Original		Original
	2008	2007	2006	U.S. $	Currency	U.S. $	Currency
	(In millions)

First year premium	$4,815	$5,032	$4,542	(4)%	(7)%	11%	9%
Single premium	10,738	15,905	5,283	(32)	(33)	201	183
Annuity deposits	17,665	19,150	21,916	(8)	(9)	(13)	(18)

*	Excludes operations in Brazil.

2008 and 2007 Comparison

First year premium sales in 2008 declined compared to 2007 primarily due to decreases in life insurance and personal accident sales. In Japan, life insurance sales were lower due to reduced levels of increasing term sales and lower sales in the fourth quarter of 2008 related to AIG’s liquidity issues. Also in Japan, personal accident sales declined in the direct marketing distribution channel due to lower response rates resulting from market saturation. In Taiwan, regular premium life insurance sales declined due to a shift in sales to investment-linked and variable annuity products. These declines were partially offset by increases in group products sales, particularly in Japan, Australia and the Middle East.

Single premium sales in 2008 declined compared to 2007 primarily due to lower guaranteed income bond deposits in the U.K. which fell as customers shifted to variable annuity products during the first three quarters of the year and which were significantly negatively affected in the fourth quarter by AIG’s liquidity issues. Single premium sales in Asia also dropped as customers became concerned about declining equity markets, particularly in Taiwan, Hong Kong, Singapore and China. A new single premium personal accident and health product launched in Japan during the first quarter of 2008 continues to perform well and sales, which started through banks, are being expanded to the agency channels.

Annuity deposits decreased in 2008 compared to 2007 as the decline in individual variable annuity deposits more than offset the increase in individual fixed annuity deposits. Investment-linked deposits in the U.K. decreased significantly in the fourth quarter of 2008 due to the AIG liquidity issues. Individual variable annuity deposits in Taiwan increased in 2008 compared to 2007 due to the launch of a new variable annuity product. In Japan, individual fixed annuity deposits increased in 2008 compared to 2007 due primarily to a favorable exchange rate environment for non-yen denominated products. However, AIG’s liquidity issues and the planned disposition of AIG’s Japan life operations negatively affected deposits in the fourth quarter of 2008 as banks suspended the distribution of AIG products. While some banks in Japan have resumed sales of annuity products, most have not. AIG has, therefore, increased sales of annuity deposits through agents.

2007 and 2006 Comparison

First year premium sales in 2007 increased compared to 2006 in both U.S. dollar terms and original currency primarily due to strong investment-oriented product sales in Southeast Asia. This increase was partially offset by declines in Japan resulting from the suspension of increasing term sales and lower personal accident production resulting from changes in local tax regulations.

Single premium sales in 2007 increased dramatically compared to 2006, driven primarily by guaranteed income bond sales in the U.K. and investment-oriented product sales in Hong Kong and Singapore.

Annuity deposits declined in 2007 compared to 2006. Individual fixed annuity deposits were negatively affected by an unfavorable exchange rate environment and a shift to variable annuity products. Individual variable annuity deposits declined in 2007 compared to 2006 in both Europe and Japan. In Europe, lower deposits reflected the effect of tax law changes that reduced tax benefits to policyholders. In Japan, lower sales resulted from increased

AIG 2008 Form 10-K    105

American International Group, Inc., and Subsidiaries

competition and the introduction of a new law that increased sales compliance and customer suitability requirements.

Domestic Life Insurance Results

Domestic Life Insurance results, presented on a sub-product basis were as follows:

	Premiums and	Net	Net Realized		Operating
	Other	Investment	Capital Gains	Total	Income
Years Ended December 31,	Considerations	Income	(Losses)	Revenues	(Loss)(a)
	(In millions)

2008
Life insurance	$2,478	$1,324	$(8,182)	$(4,380)	$(7,360)
Home service	743	613	(1,422)	(66)	(1,314)
Group life/health	847	192	(336)	703	(332)
Payout annuities(b)	2,131	1,242	(1,209)	2,164	(1,026)
Individual fixed and runoff annuities	49	428	(419)	58	(206)

Total	$6,248	$3,799	$(11,568)	$(1,521)	$(10,238)

2007
Life insurance	$2,352	$1,528	$(584)	$3,296	$226
Home service	767	640	(100)	1,307	216
Group life/health	842	200	(16)	1,026	67
Payout annuities(b)	1,820	1,153	(67)	2,906	74
Individual fixed and runoff annuities	55	474	(36)	493	59

Total	$5,836	$3,995	$(803)	$9,028	$642

2006
Life insurance	$2,127	$1,377	$(83)	$3,421	$654
Home service	790	630	(38)	1,382	282
Group life/health	995	213	(8)	1,200	(159)
Payout annuities(b)	1,582	1,004	(51)	2,535	76
Individual fixed and runoff annuities	49	554	(35)	568	64

Total	$5,543	$3,778	$(215)	$9,106	$917

Percentage Increase/(Decrease) 2008 vs. 2007:
Life insurance	5%	(13)%	—%	—%	—%
Home service	(3)	(4)	—	—	—
Group life/health	1	(4)	—	(31)	—
Payout annuities	17	8	—	(26)	—
Individual fixed and runoff annuities	(11)	(10)	—	—	—

Total	7%	(5)%	—%	—%	—%

106    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

	Premiums and	Net	Net Realized		Operating
	Other	Investment	Capital Gains	Total	Income
Years Ended December 31,	Considerations	Income	(Losses)	Revenues	(Loss)(a)
	(In millions)

Percentage Increase/(Decrease) 2007 vs. 2006:
Life insurance	11%	11%	—%	(4)%	(65)%
Home service	(3)	2	—	(5)	(23)
Group life/health	(15)	(6)	—	(15)	—
Payout annuities	15	15	—	15	(3)
Individual fixed and runoff annuities	12	(14)	—	(13)	(8)

Total	5%	6%	—%	(1)%	(30)%

(a)	2008 operating income (loss) includes goodwill impairment charges of $80 million for life insurance, $280 million for home service and $42 million for group life/health.

(b)	Premiums and other considerations include structured settlements, single premium immediate annuities and terminal funding annuities.

2008 and 2007 Comparison

Total revenues for Domestic Life Insurance decreased in 2008 compared to 2007 primarily due to significantly higher net realized capital losses and lower net investment income, partially offset by higher premiums and other considerations. Domestic Life Insurance premiums and other considerations increased due to strong payout annuities sales and growth in life insurance business in force. The growth in payout annuities deposits was driven by structured settlement and terminal funding annuities in both the U.S. and Canada. Net investment income declined due to higher policyholder trading losses offset in policyholder benefits, reduced overall investment yields from increased levels of short-term investments and lower partnership and call and tender income. Partially offsetting these items were growth in underlying businesses and reduced losses due to the phaseout of synthetic fuel production investments. The increase in net realized capital losses was primarily driven by other-than-temporary impairment charges. See Results of Operations — Consolidated Results — Net Investment Income and Net Realized Capital Losses and Investments — Securities Lending Activities.

Domestic Life Insurance reported a significant operating loss in 2008 compared to operating income in 2007 due principally to significantly lower revenues (as described above), goodwill impairment charges and restructuring expenses in 2008. Partially offsetting these items was the continued growth in the underlying business in force and favorable mortality experience in life insurance and payout annuities. Life insurance results were also affected by higher DAC amortization of $30 million related to the change in the unearned revenue liability described above, resulting in a net benefit of $22 million. In addition, 2007 payout annuities operating income was adversely affected by a $30 million adjustment to increase group annuity reserves. Policyholder benefit reserves in 2008 included an increase of $12 million related to the workers’ compensation reinsurance program compared to a reduction in expense of $52 million in 2007. Operating income (loss) includes a DAC benefit related to realized capital losses of $364 million in 2008 compared to a benefit of $13 million in 2007.

2007 and 2006 Comparison

Total revenues for Domestic Life Insurance decreased in 2007 compared to 2006 primarily due to net realized capital losses partially offset by higher net investment income and premiums and other considerations. The Domestic Life Insurance premiums and other considerations increased as a result of higher payout annuity deposits and growth in life insurance business in force, partially offset by decreased group life/health premiums from exiting the financial institutions credit life business at the end of 2006.

Operating income decreased in 2007 compared with 2006 due principally to net realized capital losses. In addition, operating income in 2007 was negatively affected by a $52 million charge due to changes in actuarial estimates which included DAC unlocking and refinements in estimates resulting from actuarial valuation system enhancements and a $67 million increase in DAC amortization related to SOP 05-1. These items were partially

AIG 2008 Form 10-K    107

American International Group, Inc., and Subsidiaries

offset by a $52 million decrease in policy benefits due to additional reinsurance recoveries associated with Superior National. Operating income in 2006 included a $125 million charge related to the Superior National workers’ compensation arbitration, a $66 million loss related to exiting the financial institutions credit life business and a $55 million charge related to litigation reserves.

Domestic Life Insurance Sales and Deposits

Domestic Life Insurance sales and deposits by product* were as follows:

	Years Ended December 31,			Percentage Increase/(Decrease)
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
	(In millions)

Life insurance
Periodic premium by product:
Universal life	$167	$230	$334	(27)%	(31)%
Variable universal life	63	55	56	15	(2)
Term life	210	219	240	(4)	(9)
Whole life/other	11	9	13	22	(31)

Total periodic premiums by product	451	513	643	(12)	(20)

Unscheduled and single deposits	267	426	269	(37)	58

Total life insurance	718	939	912	(24)	3

Home service
Life insurance and accident and health	87	96	95	(9)	1
Fixed annuities	199	116	107	72	8
Unscheduled and single deposits	21	18	19	17	(5)

Total home service	307	230	221	33	4

Group life/health	121	118	148	3	(20)
Payout annuities	2,893	2,612	2,465	11	6
Individual fixed and runoff annuities	930	420	641	121	(34)

Total sales and deposits	$4,969	$4,319	$4,387	15%	(2)%

*	Life insurance sales include periodic premium from new business expected to be collected over a one-year period and unscheduled and single premiums from new and existing policyholders. Sales of group accident and health insurance represent annualized first year premium from new policies. Annuity sales represent deposits from new and existing policyholders.

2008 and 2007 Comparison

Total Domestic Life Insurance sales and deposits increased in 2008 compared to 2007 primarily due to strong payout and individual fixed annuities sales, partially offset by a decline in total life insurance premiums. Payout annuities sales increased due to strong terminal funding and structured settlement sales in both the U.S. and Canada. Individual fixed annuities sales increased as a result of the interest rate environment as credited rates offered were more competitive with the rates offered by banks on certificates of deposit. The ratings downgrades and negative publicity related to AIG resulted in lower sales and deposits for the fourth quarter of 2008.

The U.S. life insurance market remains highly competitive and Domestic Life’s emphasis on maintaining new business margins has affected sales of term and universal life products, although recent enhancements to term products resulted in an increase in sales prior to AIG’s liquidity issues in September 2008.

108    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

Domestic Retirement Services Results

Domestic Retirement Services results, presented on a sub-product basis were as follows:

	Premiums and	Net	Net Realized
	Other	Investment	Capital Gains	Total	Operating
Years Ended December 31,	Considerations	Income	(Losses)	Revenues	Income (Loss)(a)
	(In millions)

2008
Group retirement products	$401	$1,461	$(6,700)	$(4,838)	$(6,283)
Individual fixed annuities	128	2,487	(11,928)	(9,313)	(11,646)
Individual variable annuities	584	85	(1,281)	(612)	(1,884)
Individual annuities — runoff(b)	15	313	(1,085)	(757)	(1,058)

Total	$1,128	$4,346	$(20,994)	$(15,520)	$(20,871)

2007
Group retirement products	$446	$2,280	$(451)	$2,275	$696
Individual fixed annuities	96	3,664	(829)	2,931	530
Individual variable annuities	627	166	(45)	748	122
Individual annuities — runoff(b)	21	387	(83)	325	(1)

Total	$1,190	$6,497	$(1,408)	$6,279	$1,347

2006
Group retirement products	$386	$2,279	$(144)	$2,521	$1,017
Individual fixed annuities	122	3,581	(257)	3,446	1,036
Individual variable annuities	531	202	5	738	193
Individual annuities — runoff(b)	18	426	(8)	436	77

Total	$1,057	$6,488	$(404)	$7,141	$2,323

Percentage Increase/(Decrease) 2008 vs. 2007:
Group retirement products	(10)%	(34)%	—%	(315)%	—%
Individual fixed annuities	33	(30)	—	(417)	—
Individual variable annuities	(7)	(48)	—	(182)	—
Individual annuities — runoff	(29)	(19)	—	(331)	—

Total	(5)%	(31)%	—%	(348)%	—%

Percentage Increase/(Decrease) 2007 vs. 2006:
Group retirement products	16%	—%	—%	(10)%	(32)%
Individual fixed annuities	(21)	2	—	(15)	(49)
Individual variable annuities	18	(18)	—	1	(37)
Individual annuities — runoff	17	(9)	—	(25)	—

Total	13%	—%	—%	(12)%	(42)%

(a)	2008 operating income (loss) includes goodwill impairment charges of $817 million for individual fixed annuities.

(b)	Primarily represents runoff annuity business sold through discontinued distribution relationships.

AIG 2008 Form 10-K    109

American International Group, Inc., and Subsidiaries

2008 and 2007 Comparison

Domestic Retirement Services incurred an operating loss in 2008 compared to operating income in 2007, primarily due to significantly increased net realized capital losses, losses on partnership investments as well as DAC unlocking and related reserve strengthening resulting from increased surrenders and deteriorating equity markets and goodwill impairment charges. See Results of Operations — Consolidated Results — Net Investment Income and Net Realized Capital Losses for further information. AIG discontinued its U.S. securities lending program in December 2008. See Investments — Securities Lending Activities.

Both group retirement products and individual fixed annuities reported operating losses in 2008 compared to operating income in 2007 primarily as a result of increased net realized capital losses due to higher other-than-temporary impairment charges and goodwill impairment charges, lower net investment income due to partnership losses, lower yield enhancement income and reduced overall investment yield from increased levels of short-term investments. In addition, DAC and SIA unlocking for group retirement products and individual fixed annuities totaled $210 million and $171 million, respectively, driven by projected increases in surrenders and deteriorating equity markets. These negative effects were partially offset by DAC and SIA benefits of $1.7 billion related to the net realized capital losses compared to $182 million in 2007.

Individual variable annuities reported an operating loss in 2008 compared to operating income in 2007 primarily as a result of significantly increased net realized capital losses, principally due to $822 million of increased embedded policy derivative liability valuations, net of related economic hedges and other-than-temporary impairment charges. In addition, the operating loss included $1.1 billion of DAC unlocking and related reserve strengthening resulting primarily from the deteriorating equity markets. Operating losses also included DAC and SIA benefits of $454 million related to the net realized capital losses compared to $16 million in 2007.

2007 and 2006 Comparison

Total revenues and operating income for Domestic Retirement Services declined in 2007 compared to 2006 primarily due to increased net realized capital losses. Net realized capital losses for Domestic Retirement Services increased due to higher other-than-temporary impairment charges and sales to reposition assets in certain investment portfolios for both group retirement products and individual fixed annuities, as well as from changes in the value of certain individual variable annuity product guarantees and related hedges associated with living benefit features. Changes in actuarial estimates, including DAC unlockings and refinements to estimates resulting from actuarial valuation system enhancements, resulted in a net decrease to operating income of $112 million in 2007.

Domestic Retirement Services Sales and Deposits

The following table presents the account value roll forward for Domestic Retirement Services by product:

	Years Ended
	December 31,
	2008	2007
	(In millions)

Group retirement products
Balance at beginning of year	$68,109	$64,357
Deposits — annuities	5,661	5,898
Deposits — mutual funds	1,520	1,633

Total Deposits	7,181	7,531

Surrenders and other withdrawals	(6,693)	(6,551)
Death benefits	(246)	(262)

Net inflows (outflows)	242	718
Change in fair value of underlying investments, interest credited, net of fees	(11,490)	3,034

Balance at end of year	$56,861	$68,109

110    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

	Years Ended
	December 31,
	2008	2007
	(In millions)

Individual fixed annuities
Balance at beginning of year	$50,508	$52,685
Deposits	7,276	5,085
Surrenders and other withdrawals	(9,571)	(7,565)
Death benefits	(1,721)	(1,667)

Net inflows (outflows)	(4,016)	(4,147)
Change in fair value of underlying investments, interest credited, net of fees	1,902	1,970

Balance at end of year	$48,394	$50,508

Individual variable annuities
Balance at beginning of year	$33,108	$31,093
Deposits	3,455	4,472
Surrenders and other withdrawals	(4,240)	(4,158)
Death benefits	(480)	(497)

Net inflows (outflows)	(1,265)	(183)
Change in fair value of underlying investments, interest credited, net of fees	(8,250)	2,198

Balance at end of year	$23,593	$33,108

Total Domestic Retirement Services
Balance at beginning of year	$151,725	$148,135
Deposits	17,912	17,088
Surrenders and other withdrawals	(20,504)	(18,274)
Death benefits	(2,447)	(2,426)

Net inflows (outflows)	(5,039)	(3,612)
Change in fair value of underlying investments, interest credited, net of fees	(17,838)	7,202

Balance at end of year, excluding runoff	128,848	151,725
Individual annuities runoff	5,079	5,690

Balance at end of year	$133,927	$157,415

General and separate account reserves and mutual funds
General account reserve	$89,140	$88,801
Separate account reserve	38,499	60,461

Total general and separate account reserves	127,639	149,262
Group retirement mutual funds	6,288	8,153

Total reserves and mutual funds	$133,927	$157,415

2008 and 2007 Comparison

Deposits in all three product lines were negatively affected by the AIG ratings downgrades and AIG’s liquidity issues commencing in September 2008. The decrease in group retirement products deposits was due to a decline in both group annuity deposits and group mutual fund deposits. The improvement in individual fixed annuity deposits was due to a steepened yield curve, providing the opportunity to offer higher interest crediting rates than certificates of deposits and mutual fund money market rates available at the time. Both group retirement products and

AIG 2008 Form 10-K    111

American International Group, Inc., and Subsidiaries

individual fixed annuities deposits decreased after the AIG ratings downgrades. Individual variable annuity product sales declined due to the AIG ratings downgrades and continued weakness in the equity markets.

Domestic Retirement Services surrenders and other withdrawals increased in all three product lines in 2008 compared to 2007 primarily due to the AIG ratings downgrades and AIG’s liquidity issues.

2007 and 2006 Comparison

Domestic Retirement Services deposits increased in 2007 compared to 2006 primarily reflecting higher deposits in group retirement products and individual variable annuities, partially offset by a decrease in individual fixed annuities. Group retirement deposits increased 10 percent in 2007 compared to 2006 as a result of an increased focus on sales management and acquiring outside deposits. Mutual funds deposits increased 20 percent while group annuity deposits increased 8 percent. Individual fixed annuity sales continued to face increased competition from bank deposit products and money market funds offering very competitive short-term rates in the 2007 yield curve environment, and as a result deposits decreased 5 percent in 2007 compared to 2006. Individual variable annuity deposits increased 5 percent in 2007 compared to 2006 despite the discontinuation of a major bank proprietary product.

Domestic Retirement Services surrenders and other withdrawals increased in 2007 compared to 2006 reflecting higher surrenders in both group retirement products and individual fixed annuities. Group retirement surrenders increased as a result of both normal maturing of the business and higher large group surrenders in 2007 compared to 2006. Individual fixed annuity surrenders and withdrawals increased in 2007 due to both an increasing number of policies coming out of their surrender charge period and increased competition from bank deposit products.

The following table presents Domestic Retirement Services reserves by surrender charge category and surrender rates:

	Group	Individual	Individual
	Retirement	Fixed	Variable
At December 31,	Products*	Annuities	Annuities
	(In millions)

2008
No surrender charge	$43,797	$10,287	$8,594
0% – 2%	1,320	3,043	3,097
Greater than 2% – 4%	1,714	6,711	2,187
Greater than 4%	2,710	25,110	7,663
Non-Surrenderable	1,032	3,243	2,052

Total Reserves	$50,573	$48,394	$23,593

Surrender rates	10.5%	18.8%	14.9%

2007
No surrender charge	$49,770	$11,316	$13,014
0% – 2%	3,284	3,534	5,381
Greater than 2% – 4%	3,757	7,310	5,133
Greater than 4%	2,280	24,956	9,492
Non-Surrenderable	865	3,392	88

Total Reserves	$59,956	$50,508	$33,108

Surrender rates	9.8%	14.6%	12.8%

*	Excludes mutual funds of $6.3 billion and $8.2 billion in 2008 and 2007, respectively.

Surrender rates increased for group retirement products and individual variable and fixed annuities in 2008 compared to 2007 primarily due to the AIG ratings downgrades and AIG’s liquidity issues.

112    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

Deferred Policy Acquisition Costs and Sales Inducement Assets

DAC for Life Insurance & Retirement Services products arises from the deferral of costs that vary with, and are directly related to, the acquisition of new or renewal business. Policy acquisition costs for life insurance products are generally deferred and amortized over the premium paying period in accordance with FAS 60, “Accounting and Reporting by Insurance Enterprises” (FAS 60). Policy acquisition costs that relate to universal life and investment-type products are generally deferred and amortized, with interest in relation to the incidence of estimated gross profits to be realized over the estimated lives of the contracts in accordance with FAS 97. Value of Business Acquired (VOBA) is determined at the time of acquisition and is reported on the consolidated balance sheet with DAC and amortized over the life of the business, similar to DAC. AIG offers sales inducements to contract holders (bonus interest) on certain annuity and investment contracts. Sales inducements are recognized as an asset (SIA) with a corresponding increase to the liability for policyholder contract deposits on the consolidated balance sheet and are amortized over the life of the contract similar to DAC. The deferral of acquisition and sales inducement costs decreased $164 million in 2008 compared to 2007 primarily due to declines in new business production resulting from AIG’s liquidity issues. Total amortization expense increased by $1.5 billion in 2008 compared to 2007. The current year amortization includes a $3.2 billion increase to operating income related to net realized capital losses in 2008 compared to $333 million in 2007 reflecting significantly higher other-than-temporary impairment charges. Current year amortization for Domestic Retirement Services also includes adjustments for DAC and SIA unlocking of $961 million related to the continued weakness in the equity markets and DAC and SIA unlocking of $267 million due to higher surrender activity. There was no effect from higher surrender activity in Domestic Life and the Foreign Life operations as the write-off of the DAC was offset by related policy charges. In 2007, amortization expense included changes in actuarial estimates of $732 million, mostly offset in policyholder benefits and claims incurred, which decreased the reported expense. Annualized amortization expense levels in 2008 and 2007 were approximately 13 percent and 10 percent, respectively, of the opening DAC balance.

AIG adopted FAS 159 on January 1, 2008 and elected to apply fair value accounting for an investment-linked product sold principally in Asia. Upon fair value election, all DAC and SIA are written off and there is no further deferral or amortization of DAC and SIA for that product. The amounts of DAC and SIA written off as of January 1, 2008 were $1.1 billion and $299 million, respectively.

The following table summarizes the major components of the changes in DAC/VOBA and SIA:

	Years Ended December 31,
	2008			2007
	DAC/VOBA	SIA	Total	DAC/VOBA	SIA	Total
	(In millions)

Foreign Life Insurance & Retirement Services
Balance at beginning of year	$26,175	$681	$26,856	$21,153	$404	$21,557
Acquisition costs deferred	5,622	66	5,688	5,640	241	5,881
Amortization (charged) or credited to operating income(a)	(4,449)	(90)	(4,539)	(1,879)	10	(1,869)
Change in unrealized gains (losses) on securities	261	(8)	253	301	16	317
Increase (decrease) due to foreign exchange	(352)	(33)	(385)	831	10	841
Other(b)	(1,091)	(299)	(1,390)	129	—	129

Balance at end of year	$26,166	$317	$26,483	$26,175	$681	$26,856

AIG 2008 Form 10-K    113

American International Group, Inc., and Subsidiaries

	Years Ended December 31,
	2008			2007
	DAC/VOBA	SIA	Total	DAC/VOBA	SIA	Total
	(In millions)

Domestic Life Insurance
Balance at beginning of year	$6,432	$53	$6,485	$6,006	$46	$6,052
Acquisition costs deferred	865	16	881	895	15	910
Amortization (charged) or credited to operating income	(324)	(4)	(328)	(652)	(8)	(660)
Change in unrealized gains (losses) on securities	379	—	379	162	—	162
Increase (decrease) due to foreign exchange	(116)	—	(116)	85	—	85
Other(b)	—	1	1	(64)	—	(64)

Balance at end of year	$7,236	$66	$7,302	$6,432	$53	$6,485

Domestic Retirement Services
Balance at beginning of year	$5,838	$991	$6,829	$5,651	$887	$6,538
Acquisition costs deferred	790	210	1,000	741	201	942
Amortization (charged) or credited to operating income(a)	(198)	39	(159)	(836)	(151)	(987)
Change in unrealized gains (losses) on securities	779	175	954	282	54	336
Increase (decrease) due to foreign exchange	2	—	2	—	—	—

Balance at end of year	$7,211	$1,415	$8,626	$5,838	$991	$6,829

Total Life Insurance & Retirement Services
Balance at beginning of year	$38,445	$1,725	$40,170	$32,810	$1,337	$34,147
Acquisition costs deferred	7,277	292	7,569	7,276	457	7,733
Amortization (charged) or credited to operating income(a)	(4,971)	(55)	(5,026)	(3,367)	(149)	(3,516)
Change in unrealized gains (losses) on securities	1,419	167	1,586	745	70	815
Increase due to foreign exchange	(466)	(33)	(499)	916	10	926
Other(b)	(1,091)	(298)	(1,389)	65	—	65

Balance at end of year	$40,613	$1,798	$42,411	$38,445	$1,725	$40,170

(a)	In 2007, Foreign Life Insurance & Retirement Services includes lower amortization of $836 million related to changes in actuarial estimates, mostly offset in Policyholder benefits and claims incurred. Domestic Retirement Services includes higher amortization of $104 million related to changes in actuarial estimates.

(b)	In 2008, primarily represents the cumulative effect of adoption of FAS 159. In 2007, includes the cumulative effect of adoption of SOP 05-1.

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

114    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

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

Taiwan

Beginning in 2000, the yield available on Taiwanese 10-year government bonds dropped from approximately 6 percent to 1.5 percent at December 31, 2008. Yields on most other invested assets have correspondingly dropped over the same period. Current sales are focused on products such as:

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

Financial Services Operations

AIG’s Financial Services subsidiaries engage in diversified activities including aircraft leasing, capital markets, and consumer finance and insurance premium finance. Together, the Aircraft Leasing, Capital Markets and Consumer Finance operations generate the majority of the revenues produced by the Financial Services operations. A.I. Credit also contributes to Financial Services income principally by providing insurance premium financing for both AIG’s policyholders and those of other insurers.

Capital Markets represents the operations of AIGFP, which engaged as principal in a wide variety of financial transactions, including standard and customized financial products involving commodities, credit, currencies, energy, equities and interest rates. AIGFP also invests in a diversified portfolio of securities and engages in borrowing activities that involve issuing standard and structured notes and other securities and entering into GIAs. Given the extreme market conditions experienced in 2008, downgrades of AIG’s credit ratings by the rating agencies, as well as AIG’s intent to refocus on its core businesses, AIGFP has begun to unwind its businesses and portfolios including those associated with credit protection written through credit default swaps on super senior risk tranches of diversified pools of loans and debt securities.

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

AIG 2008 Form 10-K    115

American International Group, Inc., and Subsidiaries

the fair value of AIGFP’s assets and liabilities and by the number, size and profitability of transactions entered into during that period relative to those entered into during the comparative period.

Financial Services Results

Financial Services results were as follows:

	Years Ended December 31,			Percentage Increase/(Decrease)
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
	(In millions)

Revenues:
Aircraft Leasing	$5,075	$4,694	$4,082	8%	15%
Capital Markets	(40,333)	(9,979)	(186)	—	—
Consumer Finance	3,849	3,655	3,587	5	2
Other, including intercompany adjustments	314	321	294	(2)	9

Total	$(31,095)	$(1,309)	$7,777	—%	—%

Operating income (loss):
Aircraft Leasing	$1,116	$873	$578	28%	51%
Capital Markets	(40,471)	(10,557)	(873)	—	—
Consumer Finance	(1,261)	171	668	—	(74)
Other, including intercompany adjustments	(205)	(2)	10	—	—

Total	$(40,821)	$(9,515)	$383	—%	—%

2008 and 2007 Comparison

Financial Services reported operating losses in 2008 and 2007, primarily due to unrealized market valuation losses related to AIGFP’s super senior credit default swap portfolios of $28.6 billion and $11.5 billion in 2008 and 2007, respectively. AIGFP also recorded operating losses of $9.3 billion in 2008 representing the effect of changes in credit spreads on the valuation of AIGFP’s assets and liabilities, including $185 million of gains reflected in the unrealized market valuation loss on the super senior credit default swaps. AGF’s operating income declined in 2008 compared to 2007 primarily due to increases in the provision for finance receivable losses of $674 million resulting from increases to the allowance for finance receivable losses in response to the higher levels of delinquencies on AGF’s finance receivable portfolio, higher net charge-offs, and a goodwill impairment charge of $341 million. As of December 31, 2008, AGF reclassified $1.0 billion of real estate loans to be held for sale due to management’s change in intent to hold these receivables. Based on negotiations with prospective purchasers, AGF determined that a write-down of $27 million was necessary to reduce the carrying value of these loans to net realizable value. The sales of these loans were completed in February 2009. As of December 31, 2008, AGF’s intent to hold for investment the remainder of the finance receivable portfolio had not changed. AIGCFG also recorded a goodwill impairment charge of $343 million in 2008. The net loss in the Other reporting unit resulted primarily from the change in fair value of interest rate swaps on economically hedged exposures.

ILFC generated strong operating income growth in 2008 compared to 2007, driven to a large extent by a larger aircraft fleet, higher lease rates and lower composite borrowing rates.

2007 and 2006 Comparison

Financial Services reported an operating loss in 2007 compared to operating income in 2006 primarily due to an unrealized market valuation loss of $11.5 billion on AIGFP’s super senior credit default swap portfolio, an other-than-temporary impairment charge on AIGFP’s available for sale investment securities of $643 million recorded in other income, and a decline in operating income for AGF. AGF’s operating income declined in 2007 compared to 2006, due to reduced residential mortgage origination volumes, lower revenues from its mortgage banking activities

116    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

and increases in the provision for finance receivable losses. In 2007, AGF’s mortgage banking operations also recorded a pre-tax charge of $178 million, representing the estimated cost of implementing the Supervisory Agreement entered into with the OTS.

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

Capital Markets Results

2008 and 2007 Comparison

AIGFP’s operating loss increased in 2008 compared to 2007 primarily related to its super senior multi-sector CDO credit default swap portfolio and the effect of credit spreads on the valuation of its assets and liabilities. The 2008 net operating loss was driven by the extreme market conditions experienced during the year and the effects of downgrades of AIG’s credit ratings by the rating agencies. The net operating results were also affected by internal efforts during the first half of 2008 intended to preserve liquidity. As a result of AIG’s intention to refocus on its core business, AIGFP began unwinding its businesses and portfolios. For a further discussion, see Overview — Outlook — Financial Services.

AIG recognized an unrealized market valuation loss of $28.6 billion in 2008 compared to $11.5 billion in 2007, representing the change in fair value of its super senior credit default swap portfolio. The principal components of the loss recognized in 2008 were as follows:

•	Approximately $25.7 billion relates to derivatives written on the super senior tranches of multi-sector CDOs. The material decline in the fair value of these derivatives was caused by significant deterioration in the pricing and credit quality of RMBS, CMBS and CDO securities. Included in this amount is a loss of $4.3 billion with respect to the change in fair value of transactions outstanding at December 31, 2008 having a net notional amount of $12.6 billion. Also included in the unrealized market valuation losses on AIGFP’s super senior credit default swap portfolio are losses of approximately $995 million that were subsequently realized through payments to counterparties to acquire at par value the underlying CDO securities with fair values that were less than par. Specifically, during the second quarter of 2008, AIGFP issued new maturity-shortening puts that allow the holders of the securities issued by certain CDOs to treat the securities as short-term eligible 2a-7 investments under the Investment Company Act of 1940 (2a-7 Puts), with a net notional amount of $5.4 billion on the super senior security issued by a CDO of AAA-rated commercial mortgage-backed securities (CMBS) pursuant to a facility that was entered into in 2005. All of these 2a-7 Puts and other 2a-7 Puts in AIGFP’s multi-sector CDO super senior credit default swap portfolio with a combined net notional amount of $9.4 billion were exercised by the counterparties during 2008. In addition, AIGFP extinguished its obligations with respect to one other credit default swap by purchasing the protected CDO security at its principal amount outstanding of $162 million. These transactions represent all of the payments that have been made to counterparties through December 31, 2008 on the super senior credit default swap portfolio of AIGFP under the settlement provisions of these contracts. AIGFP has not committed to enter into any new 2a-7 Puts.

Further, included in the unrealized market valuation losses on AIGFP’s super senior credit default swap portfolio are losses of approximately $21.1 billion that were subsequently realized through the termination of contracts through the ML III transaction. See Note 5 to the Consolidated Financial Statements.

•	Approximately $2.3 billion relates to derivatives written as part of the corporate arbitrage portfolio. The decline in the fair value of these derivatives was caused by the continued significant widening in corporate credit spreads.

AIG 2008 Form 10-K    117

American International Group, Inc., and Subsidiaries

•	Approximately $379 million relates to the decline in fair value of a transaction in the regulatory capital portfolio where AIGFP no longer believes the credit default swap is used by the counterparty to obtain regulatory capital relief.

See Critical Accounting Estimates — Valuation of Level 3 Assets and Liabilities and Note 5 to the Consolidated Financial Statements for a discussion of AIGFP’s super senior credit default swap portfolio.

During 2008, AIGFP recognized a loss of $888 million on credit derivatives which are not included in the super senior credit default swap portfolio, compared to a net gain of $370 million in 2007.

The following table presents AIGFP’s credit valuation adjustment gains (losses) for the year ended December 31, 2008 (excluding intercompany transactions):

Counterparty Credit Valuation Adjustment on Assets		AIG’s Own Credit Valuation Adjustment on Liabilities
(In millions)

Trading securities	$(8,928)	Term notes	$248
Loans and other assets	(61)	Hybrid term notes	646
Derivative assets	(1,667)	GIAs	(415)
		Other liabilities	55
		Derivative liabilities*	860

Decrease in assets	$(10,656)	Decrease in liabilities	$1,394

Net pre-tax decrease to other income	$(9,262)

*	Includes super senior credit default swap portfolio

Capital Markets’ operating loss for 2008 includes a loss of $9.3 billion representing the effect of changes in credit spreads on the valuation of AIGFP’s assets and liabilities, including $185 million of gains reflected in the unrealized market valuation loss on super senior credit default swaps. Historically, AIG’s credit spreads and those on AIGFP’s assets moved in a similar fashion. This relationship began to diverge during second quarter of 2008 and continued to diverge through the end of the year. While AIG’s credit spreads widened significantly during 2008, the credit spreads on the ABS and CDO products, which represent a significant portion of AIGFP’s investment portfolio, widened even more. The losses on AIGFP’s assets more than offset the net gain on its liabilities that was driven by the significant widening in AIG’s credit spreads. The net gain on AIGFP’s liabilities was reduced by the effect of posting collateral and the early terminations of GIAs, term notes and hybrid term notes. Included in the 2008 operating loss is the transition amount of $291 million related to the adoption of FAS 157 and FAS 159.

The most significant component of Capital Markets operating expenses is compensation. Due to the significant losses recognized by AIGFP during 2008, the entire amount of $563 million accrued under AIGFP’s various deferred compensation plans and special incentive plan was reversed in 2008. Total compensation expense in 2008 was $426 million including retention awards.

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

Included in AIGFP’s net operating loss was a net unrealized market valuation gain of $401 million on certain credit default swaps and embedded credit derivatives in credit-linked notes in 2007. In these transactions, AIGFP purchased protection at the AAA - to BBB-rated risk layers on portfolios of reference obligations that include multi-sector CDO obligations.

118    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

During the fourth quarter of 2007, certain of AIGFP’s available for sale investments in super senior and AAA-rated bonds issued by multi-sector CDOs experienced severe declines in their fair value. As a result, AIGFP recorded an other-than-temporary impairment charge in other income of $643 million. Notwithstanding AIG’s intent and ability to hold such securities at such time until they recover in value, and despite structures which indicated that a substantial amount of the securities should continue to perform in accordance with their original terms, AIG concluded that it could not reasonably assert that the recovery period would be temporary. See also Investments — Financial Services Invested Assets and Note 5 to the Consolidated Financial Statements.

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

The year ended December 31, 2007 included an out-of-period charge of $380 million to reverse net gains recognized in previous periods on transfers of available for sale securities among legal entities consolidated within AIGFP, and a $166 million reduction in fair value at March 31, 2007 of certain derivatives that were an integral part of, and economically hedge, the structured transactions that were affected by the proposed regulations issued by the United States Department of the Treasury. The net loss on AIGFP’s derivatives recognized in 2006 included an out-of-period charge of $223 million related to the remediation of the material weakness in internal control over accounting for certain derivative transactions under FAS 133. The net loss also reflects the effect of increases in U.S. interest rates and a weakening of the U.S. dollar on derivatives hedging AIGFP’s assets and liabilities.

Financial market conditions in 2007 were characterized by increases in global interest rates, widening of credit spreads, higher equity valuations and a slightly weaker U.S. dollar.

The most significant component of Capital Markets operating expenses is compensation, which was approximately $423 million and $544 million in 2007 and 2006, respectively. The amount of compensation was not affected by gains and losses arising from derivatives not qualifying for hedge accounting treatment under FAS 133.

Asset Management Operations

AIG’s Asset Management operations comprise a wide variety of investment-related services and investment products. These services and products are offered to individuals, pension funds and institutions (including AIG subsidiaries) globally through AIG’s Spread-Based Investment business, Institutional Asset Management, and Brokerage Services and Mutual Funds businesses. Also included in Asset Management operations are the results of certain SunAmerica sponsored partnership investments.

The revenues and operating income (loss) for this segment are affected by the general conditions in the equity and credit markets. In addition, net realized gains and carried interest are contingent upon various fund closings, maturity levels and market conditions. In the Institutional Asset Management business, carried interest, computed in accordance with each fund’s governing agreement, is based on the investment’s performance over the life of each fund. Unrealized carried interest is recognized based on each fund’s performance as of the balance sheet date. Future fund performance may negatively affect previously recognized carried interest.

AIG 2008 Form 10-K    119

American International Group, Inc., and Subsidiaries

Asset Management Results

Asset Management results were as follows:

	Years Ended December 31,			Percentage Increase/(Decrease)
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
	(In millions)

Revenues:
Spread-Based Investment business	$(6,918)	$2,023	$2,713	—%	(25)%
Institutional Asset Management	1,938	2,900	1,240	(33)	134
Brokerage Services and Mutual Funds	273	322	293	(15)	10
Other Asset Management	181	380	297	(52)	28

Total	$(4,526)	$5,625	$4,543	—%	24%

Operating income (loss):
Spread-Based Investment business	$(8,543)	$(89)	$732	—%	—%
Institutional Asset Management	(848)	784	438	—	79
Brokerage Services and Mutual Funds	28	100	87	(72)	15
Other Asset Management	176	369	281	(52)	31

Total	$(9,187)	$1,164	$1,538	—%	(24)%

2008 and 2007 Comparison

Asset Management recognized an operating loss in 2008 compared to operating income in 2007, primarily due to higher other-than-temporary impairment charges on fixed maturity securities, higher mark-to-market losses on unhedged derivatives, significantly lower partnership income, higher equity losses and realized losses on real estate investments, and lower net carried interest revenues. Partially offsetting these declines were increases in net foreign exchange gains on foreign currency denominated GIC and MIP liabilities. Included in the Institutional Asset Management operating income during 2007 was a gain on the sale of a portion of AIG’s investment in The Blackstone Group L.P. (Blackstone) in connection with its initial public offering.

As noted in the Asset Disposition section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, certain businesses within the Asset Management segment are being divested. The $9.2 billion operating loss for 2008 includes approximately $4.5 billion in net operating losses related to businesses which are expected to be retained by AIG, including the MIP. AIG will retain the businesses that manage the short duration asset and liability management and traditional fixed income investment services for the insurance companies.

2007 and 2006 Comparison

Asset Management revenues increased in 2007 compared to 2006 primarily due to increased partnership income, management fees, and carried interest.

Asset Management operating income decreased in 2007 compared to 2006, due to foreign exchange, interest rate and credit-related mark-to-market losses and other-than-temporary impairment charges on fixed income investments. These other-than-temporary impairment charges were due primarily to changes in market liquidity and spreads. Partially offsetting these decreases were higher partnership income, increased gains on real estate investments and a gain of $398 million on the sale of a portion of AIG’s investment in Blackstone in connection with its initial public offering. Revenues increased in 2007 compared to 2006 periods as a result of consolidating several warehoused investments. AIG consolidates the operating results of warehoused investments until such time as they are sold or otherwise divested. A portion of these amounts is offset in minority interest expense, which is not a component of operating income (loss).

120    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

Spread-Based Investment Business Results

2008 and 2007 Comparison

The Spread-Based Investment business reported increased operating losses in 2008 compared to 2007 due to significantly higher net realized capital losses and lower partnership income. Net realized capital losses were $8.6 billion in 2008 compared to $1.3 billion in 2007. The increase in net realized capital losses for 2008 primarily consists of an increase of $6.4 billion in other-than-temporary impairment charges on fixed maturity securities for both the GIC and MIP, higher net mark-to-market losses of $1.2 billion on interest rate and foreign exchange hedges not qualifying for hedge accounting treatment for both the GIC and MIP and higher net mark-to-market losses of $374 million on credit default swap investments held by the MIP due to the widening of corporate credit spreads. The MIP credit default swaps are comprised of single-name investment grade corporate exposures. AIG enters into derivative arrangements to hedge the effect of changes in currency and interest rates associated with the fixed and floating rate and foreign currency denominated obligations issued under these programs. Some of these hedging relationships qualify for hedge accounting treatment, while others do not, and although being effective economic hedges, creates volatility in operating results. Partially offsetting these declines were increased net foreign exchange gains on foreign denominated GIC reserves and MIP liabilities of $1.3 billion.

The increase in other-than-temporary impairment charges on fixed maturity securities held in the GIC and MIP portfolios were $3.2 billion for the GIC and $3.2 billion for the MIP in 2008, primarily resulting from severity and credit losses and the change in AIG’s intent to hold securities to recovery related to both the U.S. securities lending portfolio and its general portfolios. See Investments — Portfolio Review — Other-Than-Temporary Impairments.

In the GIC program, income from partnership investments decreased $1.4 billion for 2008 compared to 2007 due to significantly higher returns in the 2007 period and weaker market conditions in 2008. GIC income was also affected by higher net mark-to-market losses of $676 million on interest rate and foreign exchange hedges not qualifying for hedge accounting treatment. Offsetting these declines were net foreign exchange gains on foreign-denominated GIC reserves which increased by $1.2 billion in 2008 compared to 2007 as a result of the strengthening of the U.S. dollar. As noted below, a significant portion of these GIC reserves mature in the next twelve months. The derivative losses included net mark-to-market losses on interest rate and foreign exchange derivatives used to economically hedge the effect of interest rate and foreign exchange rate movements on GIC reserves. Although these economic hedges are partially effective in hedging the interest rate and foreign exchange risk, AIG has not applied hedge accounting treatment.

The MIP recognized an operating loss, due to net realized capital losses, of $4.8 billion in 2008, and an operating loss of $794 million in 2007.

AIG did not issue any additional debt to fund the MIP in 2008 and does not intend to issue any additional debt for the foreseeable future. Through December 31, 2008, the MIP had cumulative debt issuances of $13.4 billion. During 2007, AIG issued the equivalent of $8.1 billion of securities to fund the MIP in the Euromarkets and the U.S. public and private markets. See Note 13 to the Consolidated Financial Statements for a schedule of maturities of the MIP debt.

The GIC program is in runoff with no new GICs issued subsequent to 2005. The anticipated runoff of the domestic GIC portfolio was as follows:

	Less Than	1-3	3+-5	Over Five
At December 31,	One Year	Years	Years	Years	Total
	(In billions)

Domestic GICs	$6.0	$2.0	$3.0	$3.8	$14.8

2007 and 2006 Comparison

The Spread-Based Investment business reported an operating loss in 2007 compared to operating income in 2006 due to foreign exchange, interest rate and credit-related mark-to-market losses and other-than-temporary impairment charges on fixed income investments, partially offset by increased partnership income. In 2007, the GIC program incurred foreign exchange losses of $526 million on foreign-denominated GIC reserves. Partially offsetting these losses were $269 million of net mark-to-market gains on derivative positions. These net gains included mark-to-market gains on foreign exchange derivatives used to economically hedge the effect of foreign

AIG 2008 Form 10-K    121

American International Group, Inc., and Subsidiaries

exchange rate movements on foreign-denominated GIC reserves and mark-to-market losses on interest rate hedges that did not qualify for hedge accounting treatment.

The MIP experienced mark-to-market losses of $193 million due to interest rate and foreign exchange derivative positions that, while partially effective in hedging interest rate and foreign exchange risk, did not qualify for hedge accounting treatment and an additional $98 million due to credit default swap losses. The mark-to-market losses for 2007 were driven primarily by a decline in short-term interest rates, the decline in the value of the U.S. dollar and widening credit spreads.

Also contributing to the operating loss were other-than-temporary impairment charges on various fixed maturity investments held in the GIC and MIP portfolios of approximately $836 million as a result of movements in credit spreads and decreased market liquidity. See Investments — Portfolio Review — Other-Than-Temporary Impairments. These losses were partially offset by an increase in partnership income associated with the GIC.

Institutional Asset Management Results

2008 and 2007 Comparison

Institutional Asset Management recognized an operating loss in 2008 compared to operating income in 2007, primarily resulting from the difficult market conditions in 2008 in the private equity, hedge fund and real estate environments. The operating loss reflects higher net equity losses and impairment charges of $330 million and lower net realized capital gains of $211 million on real estate investments, and lower carried interest of $209 million. Due to the current global real estate market conditions, several of AIG Global Real Estate’s investments were deemed to be impaired, and several equity investments were written off during 2008. These impairments and write-offs totaled $269 million. The reduction in carried interest revenues was driven by lower net unrealized carry due to higher fund performance in 2007 and significantly lower fund performance in 2008.

Increased losses from warehoused investments of $92 million were incurred as such investments were not able to be sold or otherwise divested as originally contemplated. Such assets are now considered proprietary investments of the Institutional Asset Management business. Total operating losses including funding costs from these investments for 2008 and 2007 were $257 million and $165 million, respectively, with 2008 reflecting a full-year of such losses compared to a partial year in 2007. Of these operating losses, $142 million and $35 million for 2008 and 2007, respectively, are offset in minority interest expense, which is not a component of operating income (loss).

Additional losses resulted from a decrease in securities lending fees of $60 million as the U.S. securities lending program was terminated and restructuring-related expenses of $43 million primarily related to employee-related costs associated with the intended divestment of various asset management businesses, including AIG Private Bank. Included in the 2007 results was a $398 million gain related to the sale of a portion of AIG’s investment in Blackstone.

AIG’s unaffiliated client assets under management, including retail mutual funds and institutional accounts, were $68.9 billion and $97.6 billion at December 31, 2008 and December 31, 2007, respectively. The decline from December 31, 2007 reflects lower asset values due to the significant deterioration in the credit and equity markets during 2008 as well as the effect of net client outflows. Although there was a significant decline in end of period unaffiliated client assets under management, average assets under management decreased nominally in 2008 compared to 2007 and resulted in slightly lower base management fees.

2007 and 2006 Comparison

Operating income for Institutional Asset Management increased in 2007 compared to 2006 reflecting increased carried interest revenues driven by higher valuations of portfolio investments that are generally associated with improved performance in the equity markets. The increase also reflects the $398 million gain from the sale of a portion of AIG’s investment in Blackstone in connection with its initial public offering. Also contributing to this increase were higher base management fees driven by higher levels of third-party assets under management. Partially offsetting these increases were the operating losses from warehousing activities. The consolidated warehoused private equity investments are not wholly owned by AIG and thus, a significant portion of the effect of consolidating these operating losses is offset in minority interest, which is not a component of operating income.

122    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

Brokerage Services and Mutual Funds

Revenues and operating income related to Brokerage Services and Mutual Fund activities decreased in 2008 from 2007 due to lower fee income as a result of a lower asset base and a decline in commission income resulting from difficult market conditions. In addition, restructuring expenses of $24 million were recorded in 2008 primarily related to employee costs.

Other Asset Management Results

Revenues and operating income related to Other Asset Management activities declined in 2008 from 2007 and increased in 2007 from 2006, due to changes in partnership income driven by weaker market conditions in 2008 and 2006 compared to strong market conditions in 2007.

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires the application of accounting policies that often involve a significant degree of judgment. AIG considers that its accounting policies that are most dependent on the application of estimates and assumptions, and therefore viewed as critical accounting estimates, to be those relating to items considered by management in the determination of AIG’s ability to continue as a going concern, liability for general insurance unpaid claims and claims adjustment expenses, future policy benefits for life and accident and health contracts, recoverability of DAC, estimated gross profits for investment-oriented products, the allowance for finance receivable losses, flight equipment recoverability, other-than-temporary impairments, goodwill impairment, estimates with respect to income taxes and fair value measurements of certain financial assets and liabilities, including credit default swaps. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. To the extent actual experience differs from the assumptions used, AIG’s results of operations would be directly affected.

The major categories for which assumptions are developed and used to establish each critical accounting estimate are highlighted below.

AIG’s Ability to Continue as a Going Concern

When assessing AIG’s ability to continue as a going concern, management must make judgments and estimates about the following:

•	the marketability of assets to be disposed of and the timing and amount of related cash proceeds to be used to repay indebtedness;

•	plans to raise new funds or restructure debt;

•	projections of future profitability and the timing and amount of cash flows from operating activities;

•	the funding needs of regulated subsidiaries;

•	AIG’s ability to comply with debt covenants;

•	plans to reduce expenditures;

•	the effects of ratings agency actions on collateral requirements and other contractual conditions; and

•	the future regulatory, business, credit, and competitive environments in which AIG operates around the world.

These factors individually and collectively will have a significant effect on AIG’s ability to generate sufficient cash to repay indebtedness as it becomes due and profitably operate its businesses as it executes its restructuring initiatives.

AIG 2008 Form 10-K    123

American International Group, Inc., and Subsidiaries

Liability for Unpaid Claims and Claims Adjustment Expenses (General Insurance):

•	Loss trend factors: used to establish expected loss ratios for subsequent accident years based on premium rate adequacy and the projected loss ratio with respect to prior accident years.

•	Expected loss ratios for the latest accident year: in this case, accident year 2008 for the year-end 2008 loss reserve analysis. For low-frequency, high-severity classes such as excess casualty, expected loss ratios generally are utilized for at least the three most recent accident years.

•	Loss development factors: used to project the reported losses for each accident year to an ultimate amount.

•	Reinsurance recoverable on unpaid losses: the expected recoveries from reinsurers on losses that have not yet been reported and/or settled.

For discussion of sensitivity analysis on the reserve for unpaid claims and claims adjustment expenses, see Results of Operations — Segment Results — General Insurance Operations — Liability for Unpaid Claims and Claims Adjustment Expense.

Future Policy Benefits for Life and Accident and Health Contracts (Life Insurance & Retirement Services):

•	Interest rates: which vary by geographical region, year of issuance and products.

•	Mortality, morbidity and surrender rates: based upon actual experience by geographical region modified to allow for variation in policy form, risk classification and distribution channel.

Periodically, the net benefit reserves (policy benefit reserves less DAC) established for Life Insurance & Retirement Services companies are tested to ensure that, including consideration of future expected premium payments, they are adequate to provide for future policyholder benefit obligations. The assumptions used to perform the tests are current best-estimate assumptions as to policyholder mortality, morbidity, terminations, company maintenance expenses and invested asset returns. For long duration traditional business, a “lock-in” principle applies, whereby the assumptions used to calculate the benefit reserves and DAC are set when a policy is issued and do not change with changes in actual experience. These assumptions include margins for adverse deviation in the event that actual experience might deviate from these assumptions. For business in-force outside of North America, 52 percent of total policyholder benefit liabilities at December 31, 2008 resulted from traditional business where the lock-in principle applies. In most foreign locations, various guarantees are embedded in policies in force that may remain applicable for many decades into the future.

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

124    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

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

Other-Than-Temporary Impairments:

AIG evaluates its available for sale, equity method and cost method investments for impairment such that a security is considered a candidate for other-than-temporary impairment if it meets any of the following criteria:

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

The determination that a security has incurred an other-than-temporary decline in value requires the judgment of management and consideration of the fundamental condition of the issuer, its near-term prospects and all the relevant facts and circumstances. The above criteria also consider circumstances of a rapid and severe market valuation decline, such as that experienced in current credit markets, in which AIG could not reasonably assert that the impairment period would be temporary (severity losses). For further discussion, see Investments — Portfolio Review — Other-Than-Temporary Impairments.

At each balance sheet date, AIG evaluates its available for sale securities holdings with unrealized losses. When AIG does not intend to hold or lacks the ability to hold such securities until they have recovered their cost basis, AIG records the unrealized loss in income. If a loss is recognized from a sale subsequent to a balance sheet date pursuant to changes in circumstances, the loss is recognized in the period in which the intent to hold the securities to recovery no longer existed.

In periods subsequent to the recognition of an other-than-temporary impairment charge for fixed maturity securities, which is not credit or foreign exchange related, AIG generally accretes into income the discount or amortizes the reduced premium resulting from the reduction in cost basis over the remaining life of the security.

Goodwill Impairment

Goodwill is the excess of the cost of an acquired business over the fair value of the identifiable net assets of the acquired business. Goodwill is tested for impairment annually, or more frequently if circumstances indicate an impairment may have occurred. During 2008, AIG performed goodwill impairment tests at June 30, September 30, and December 31.

AIG 2008 Form 10-K    125

American International Group, Inc., and Subsidiaries

The impairment assessment involves a two-step process in which an initial assessment for potential impairment is performed and, if potential impairment is present, the amount of impairment is measured and recorded. Impairment is tested at the reporting unit level or, when all reporting units that comprise an operating segment have similar economic characteristics, impairment is tested at the operating segment level.

Management initially assesses the potential for impairment by estimating the fair value of each of AIG’s reporting units or operating segments and comparing the estimated fair values with the carrying amounts of those reporting units, including allocated goodwill. The estimate of a reporting unit’s fair value may be based on one or a combination of approaches including market-based earning multiples of the unit’s peer companies, discounted expected future cash flows, external appraisals or, in the case of reporting units being considered for sale, third-party indications of fair value, if available. Management considers one or more of these estimates when determining the fair value of a reporting unit to be used in the impairment test. As part of the impairment test, management compares the sum of the estimated fair values of AIG’s reporting units with AIG’s fully diluted common stock market capitalization as a basis for concluding on the reasonableness of the estimated reporting unit fair values.

If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is not impaired. If the carrying value of a reporting unit exceeds its estimated fair value, goodwill associated with that reporting unit potentially is impaired. The amount of impairment, if any, is measured as the excess of the carrying value of goodwill over the estimated fair value of the goodwill. The estimated fair value of the goodwill is measured as the excess of the fair value of the reporting unit over the amounts that would be assigned to the reporting unit’s assets and liabilities in a hypothetical business combination. An impairment charge is recognized in income to the extent of the excess. During 2008, AIG recorded an aggregate goodwill impairment charge of $4.1 billion. This impairment charge was primarily attributable to declines in estimated fair values of reporting units in the Property and Casualty Group, Domestic Life Insurance and Domestic Retirement Services, Consumer Finance and Capital Markets businesses attributable to the uncertain economic environment during the 2008 fourth quarter.

Management observed a narrowing of the fair values over the carrying values of the Foreign General Insurance and Institutional Asset Management reporting units during the fourth quarter of 2008. Fair value exceeded book value in the Foreign General Insurance, Foreign Life Insurance & Retirements Services — Japan & Other, and Institutional Asset Management reporting units as of December 31, 2008; therefore, the goodwill of these reporting units was considered not impaired. AIG’s stock price, along with the stock prices of other companies in the financial services industry, including insurers, has continued to decline in 2009. AIG will continue to monitor overall competitive, business and economic conditions, and other events or circumstances that might result in an impairment of goodwill in the future.

Valuation Allowance on Deferred Tax Assets:

At December 31, 2008, AIG recorded a net deferred tax asset after valuation allowance of $11 billion compared to a net deferred tax liability of $5.3 billion at December 31, 2007. SFAS 109 permits this asset to be recorded if the asset meets a more likely than not standard (i.e. more than 50 percent likely) that the asset will be realized. Realization of AIG’s net deferred tax asset depends on AIG’s ability to generate sufficient future taxable income of the appropriate character within carryforward periods of the jurisdictions in which the net operating and capital losses, tax credits and deductible temporary differences were incurred. Because the realization of the deferred tax asset relies on a projection of future income, AIG views this as a critical accounting estimate.

In making this estimate, AIG considered its ability to execute its divestiture plan at the values anticipated and within the timeframe expected. The realization of the deferred tax asset is highly dependent on the ability of AIG to generate significant gains from these transactions.

AIG is also relying upon producing taxable operating profits from the businesses to be retained, principally Commercial Insurance and Foreign General Insurance. AIG has evaluated its forecasts of future operating income and determined that there would be sufficient operating income, inclusive of gains on the divestiture of businesses. There are many risk factors that could affect the attainment of AIG’s budgeted results. See Item 1A. Risk Factors.

When making its assessment about the realization of its deferred tax assets at December 31, 2008, AIG considered all available evidence, including (i) the nature, frequency, and severity of current and cumulative financial reporting losses, (ii) actions completed during 2008 and expected to be completed during 2009 that are

126    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

designed to eliminate or limit a recurrence of the factors that contributed to the recent cumulative losses, giving greater weight to actions completed through December 31, 2008 and to the expectation that strategies will be executed in 2009 to mitigate credit losses in the future on certain classes of invested assets, (iii) the carryforward periods for the net operating and capital loss and foreign tax credit carryforwards, (iv) the sources and timing of future taxable income, giving greater weight to discrete sources and to earlier future years in the forecast period, and (v) tax planning strategies that would be implemented, if necessary, to accelerate taxable amounts.

In assessing future GAAP taxable income, AIG considered its strong earnings history exclusive of the recent losses on the AIGFP super senior credit default swap portfolio and from the securities lending program. AIG also considered the completed transactions with the NY Fed and the United States Department of the Treasury, including (i) amendment to the Fed Credit Agreement designed to reduce the interest rate payable on outstanding borrowing and undrawn amounts; (ii) the transfer of RMBS related to AIG’s U.S. securities lending program to ML II; and (iii) the termination of multi-sector credit default swap transactions and sale of underlying CDOs to ML III.

In addition, AIG also considered the proposed transactions with the NY Fed and the United States Department of the Treasury announced on March 2, 2009, including (i) the modification of the terms of the Series D Preferred Stock; (ii) establishment of a equity capital commitment facility for the sales of Series F Preferred Stock to the United States Department of the Treasury, along with warrants to purchase shares of common stock; and (iii) amendment to the Fed Credit Agreement designed to reduce the interest rate payable on outstanding borrowing by revising the LIBOR floor. These transactions are designed to enhance AIG’s ability to generate taxable income from the sales of businesses under its asset disposition plan, continue the earnings strength of the insurance businesses it intends to sell, and underscore the United States Government’s commitment to the orderly restructuring of AIG over time in the face of continuing market dislocations and economic deterioration.

The forecast of taxable income was prepared using budgets submitted by each of AIG’s significant operating units for management planning purposes and is consistent with the forecast used in AIG’s going concern analysis. AIG’s profitability in any given period can be materially affected by conditions in global financial markets, economic conditions, catastrophes and other events around the world and, currently, AIG-specific events. Further, the results of operations in the first quarter of 2009 may not be indicative of the results expected for the full year because the transactions being discussed with the United States Department of the Treasury and the NY Fed are not expected to be in place. However, AIG believes its forecasts are achievable.

Income Taxes on Earnings of Certain Foreign Subsidiaries:

In connection with AIG’s asset disposition plan, AIG determined it can no longer assert that earnings of its foreign subsidiaries will be indefinitely reinvested. Due to the complexity of the U.S. federal income tax laws involved in determining the amount of income taxes incurred on these potential dispositions, as well as AIG’s reliance on reasonable assumptions and estimates in calculating this liability, AIG considers the U.S. federal income taxes accrued on the earnings of certain foreign subsidiaries to be a critical accounting estimate.

Fair Value Measurements of Certain Financial Assets and Liabilities:

Overview

AIG measures at fair value on a recurring basis financial instruments in its trading and available for sale securities portfolios, certain mortgage and other loans receivable, certain spot commodities, derivative assets and liabilities, securities purchased (sold) under agreements to resell (repurchase), securities lending invested collateral, non-marketable equity investments included in other invested assets, certain policyholder contract deposits, securities and spot commodities sold but not yet purchased, certain trust deposits and deposits due to banks and other depositors, certain long-term debt, and certain hybrid financial instruments included in other liabilities. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between willing, able and knowledgeable market participants at the measurement date.

The degree of judgment used in measuring the fair value of financial instruments generally correlates with the level of pricing observability. Financial instruments with quoted prices in active markets generally have more pricing observability and less judgment is used in measuring fair value. Conversely, financial instruments traded in

AIG 2008 Form 10-K    127

American International Group, Inc., and Subsidiaries

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

Valuation service providers typically obtain data about market transactions and other key valuation model inputs from multiple sources and, through the use of widely accepted internal valuation models, provide a single fair value measurement for individual securities for which a fair value has been requested under the terms of service agreements. The inputs used by the valuation service providers include, but are not limited to, market prices from recently completed transactions and transactions of comparable securities, interest rate yield curves, credit spreads, currency rates, and other market-observable information, as applicable. The valuation models take into account, among other things, market observable information as of the measurement date as well as the specific attributes of the security being valued including its term, interest rate, credit rating, industry sector, and when applicable, collateral quality and other issue or issuer-specific information. When market transactions or other market observable data is limited, the extent to which judgment is applied in determining fair value is greatly increased.

AIG employs specific control processes to determine the reasonableness of the fair values of AIG’s financial assets and financial liabilities. AIG’s processes are designed to ensure that the values received or internally estimated are accurately recorded and that the data inputs and the valuation techniques utilized are appropriate, consistently applied, and that the assumptions are reasonable and consistent with the objective of determining fair value. AIG assesses the reasonableness of individual security values received from valuation service providers through various analytical techniques. In addition, AIG may validate the reasonableness of fair values by comparing information obtained from AIG’s valuation service providers to other third-party valuation sources for selected securities. AIG also validates prices for selected securities obtained from brokers through reviews by members of management who have relevant expertise and who are independent of those charged with executing investing transactions.

The fair value of fixed income and equity securities by source of value determination was as follows:

	Fair	Percent
At December 31, 2008	Value	of Total
	(In billions)

Fair value based on external sources(a)	$387	91%
Fair value based on internal sources	38	9

Total fixed income and equity securities(b)	$425	100%

(a)	Includes $45.8 billion whose primary source is broker quotes.

(b)	Includes available for sale, trading and securities lending invested collateral securities.

128    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

See Note 4 to the Consolidated Financial Statements for more detailed information about AIG’s accounting policy for the incorporation of credit risk in fair value measurements and the measurement of fair value of the following financial assets and financial liabilities:

•	Fixed maturity securities;

•	Equity securities traded in active markets — trading and available for sale;

•	Non-traded equity investments — other invested assets;

•	Private limited partnership and hedge fund investments — other invested assets;

•	Separate account assets;

•	Freestanding derivatives;

•	Embedded policy derivatives;

•	AIGFP’s super senior credit default swap portfolio; and

•	Policyholder contract deposits.

Level 3 Assets and Liabilities

Under FAS 157, assets and liabilities recorded at fair value in the consolidated balance sheet are classified in a hierarchy for disclosure purposes consisting of three “levels” based on the observability of inputs available in the marketplace used to measure the fair value. See Note 4 to the Consolidated Financial Statements for additional information about fair value measurements.

At December 31, 2008, AIG classified $42.1 billion and $21.1 billion of assets and liabilities, respectively, measured at fair value on a recurring basis as Level 3. This represented 4.9 percent and 2.6 percent of the total assets and liabilities, respectively, measured at fair value on a recurring basis. Level 3 fair value measurements are based on valuation techniques that use at least one significant input that is unobservable. These measurements are made under circumstances in which there is little, if any, market activity for the asset or liability. AIG’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment.

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

Private equity and real estate fund investments:  These assets initially are valued at the transaction price, i.e., the price paid to acquire the asset. Subsequently, they are measured based on net asset value using information provided by the general partner or manager of these investments, the accounts of which generally are audited on an annual basis. AIG considers observable market data and performs diligence procedures in validating the appropriateness of using the net asset value as a fair value measurement.

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

AIG 2008 Form 10-K    129

American International Group, Inc., and Subsidiaries

Certain Residential Mortgage-Backed Securities (RMBS) and Commercial Mortgage-Backed Securities (CMBS): These assets initially are valued at the transaction price. Subsequently, they may be valued by comparison to transactions in instruments with similar collateral and risk profiles, remittances received and updated cumulative loss data on underlying obligations, discounted cash flow techniques, and/or for RMBS option adjusted spread analyses.

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

Interests in ML II and ML III:  At their inception, AIG’s economic interest in ML II and membership interest in ML III (Maiden Lane Interests) were valued at the transaction prices of $1 billion and $5 billion, respectively. Subsequently, Maiden Lane Interests are valued using a discounted cash flow methodology that uses the estimated future cash flows of the assets to which the Maiden Lane Interests are entitled and the discount rates applicable to such interests as derived from the fair value of the entire asset pool. The implicit discount rates are calibrated to the changes in the estimated asset values for the underlying assets commensurate with AIG’s interests in the capital structure of the respective entities. Estimated cash flows and discount rates used in the valuations are validated, to the extent possible, using market observable information for securities with similar asset pools, structure and terms.

See Note 4 to the Consolidated Financial Statements for further discussion.

AIGFP’s Super Senior Credit Default Swap Portfolio:  AIGFP wrote credit protection on the super senior risk layer of collateralized loan obligations (CLOs), multi-sector CDOs and diversified portfolios of corporate debt, and prime residential mortgages. In these transactions, AIGFP is at risk of credit performance on the super senior risk layer related to such assets. These transactions placed a significant demand on AIGFP’s liquidity during 2008, primarily as a result of their collateral posting provisions (see General Contractual Terms below). To a lesser extent, AIGFP also wrote protection on tranches below the super senior risk layer, primarily in respect of regulatory capital relief transactions.

As discussed under Arbitrage Portfolio and ML III Transaction below, during the fourth quarter of 2008, AIG Financial Products Corp. terminated the vast majority of the credit default swaps it had written on multi-sector CDOs. See Note 5 to the Consolidated Financial Statements for further discussion.

The net notional amount, fair value of derivative liability and unrealized market valuation loss of the AIGFP super senior credit default swap portfolio, including credit default swaps written on mezzanine tranches of certain regulatory capital relief transactions, by asset class were as follows:

			Fair Value		Unrealized Market
	Net Notional Amount		Of Derivative		Valuation Loss
	December 31,		Liability at December 31,		Year Ended December 31(a),
	2008(b)	2007(b)	2008(c)	2007(c)	2008(d)	2007(d)
	(In millions)

Regulatory Capital:
Corporate loans	$125,628	$229,313	$—-	$—	$—-	$—
Prime residential mortgages	107,246	149,430	—	—	—-	—
Other(e)	1,575	—	379	—	379	—

Total	234,449	378,743	379	—	379	—

130    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

			Fair Value		Unrealized Market
	Net Notional Amount		Of Derivative		Valuation Loss
	December 31,		Liability at December 31,		Year Ended December 31(a),
	2008(b)	2007(b)	2008(c)	2007(c)	2008(d)	2007(d)
	(In millions)

Arbitrage:
Multi-sector CDOs(f)	12,556	78,205	5,906	11,246	25,700	11,246
Corporate debt/CLOs(g)	50,495	70,425	2,554	226	2,328	226

Total	63,051	148,630	8,460	11,472	28,028	11,472

Mezzanine tranches(h)	4,701	5,770	195	—	195	—

Total	$302,201	$533,143	$9,034	$11,472	$28,602	$11,472

(a)	There were no unrealized market valuation losses in 2006.

(b)	Net notional amounts presented are net of all structural subordination below the covered tranches.

(c)	Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral in accordance with FIN 39.

(d)	Includes credit valuation adjustment gains of $185 million in 2008 representing the positive effect of AIG’s widening credit spreads on the valuation of the derivatives liabilities. AIGFP began reflecting this valuation adjustment as a result of the adoption of SFAS 157 on January 1, 2008. Prior to January 1, 2008, a credit valuation adjustment was not reflected in the valuation of AIGFP’s liabilities.

(e)	During 2008, a European RMBS regulatory capital relief transaction was not terminated as expected when it no longer provided regulatory capital relief to the counterparty as a result of arbitrage opportunities arising from its unique attributes and the counterparty’s access to a particular funding source.

(f)	Includes $9.7 billion in net notional amount of credit default swaps written with cash settlement provisions at December 31, 2008. In connection with the terminations of CDS transactions in respect of the ML III transaction, AIG Financial Products Corp. paid $32.5 billion through the surrender of collateral previously posted (net of the $2.5 billion received pursuant to the shortfall agreement), of which $2.5 billion (included in Other income (loss)) is related to certain 2a-7 Put transactions written on multi-sector CDOs purchased by ML III.

(g)	Includes $1.5 billion of credit default swaps written on the super senior tranches of CLOs as of December 31, 2008.

(h)	Includes offsetting purchased CDS of $2.0 billion and $2.7 billion in net notional amount at December 31, 2008 and 2007, respectively.

The changes in the net notional amount of the AIGFP super senior credit default swap portfolio, including credit default swaps written on mezzanine tranches of certain regulatory capital relief transactions were as follows:

For The Year Ended December 31, 2008

	Net Notional			Effect of		Net Notional
	Amount	Terminations		Foreign		Amount
	December 31,	and	ML III	Exchange	Amortization/	December 31,
	2007	Maturities	Transaction(a)	Rates(b)	Reclassification	2008
	(In millions)

Regulatory Capital:
Corporate loans	$229,313	$(75,480)	$—	$(3,554)	$(24,651)	$125,628
Prime residential mortgages	149,430	(24,222)	—	(6,539)	(11,423)	107,246
Other(c)	—-	—	—	(207)	1,782	1,575

Total	378,743	(99,702)	—	(10,300)	(34,292)	234,449

AIG 2008 Form 10-K    131

American International Group, Inc., and Subsidiaries

	Net Notional			Effect of		Net Notional
	Amount	Terminations		Foreign		Amount
	December 31,	and	ML III	Exchange	Amortization/	December 31,
	2007	Maturities	Transaction(a)	Rates(b)	Reclassification	2008
	(In millions)

Arbitrage:
Multi-sector CDOs	78,205	(2,146)	(62,130)	(227)	(1,146)	12,556
Corporate debt/CLOs	70,425	(17,147)	—	(943)	(1,840)	50,495

Total	148,630	(19,293)	(62,130)	(1,170)	(2,986)	63,051

Mezzanine tranches	5,770	(358)	—	(529)	(182)	4,701

Total	$533,143	$(119,353)	$(62,130)	$(11,999)	$(37,460)	$302,201

(a)	Includes $8.5 billion of multi-sector CDOs underlying 2a-7 Puts written by AIG Financial Products Corp.

(b)	Relates to the strengthening of the U.S. dollar, primarily against the Euro and the British Pound.

(c)	During 2008, a European RMBS regulatory capital relief transaction was not terminated as expected when it no longer provided regulatory capital relief to the counterparty as a result of arbitrage opportunities arising from its unique attributes and the counterparty’s access to a particular funding source.

General Contractual Terms

AIGFP entered into CDS transactions in the ordinary course of its business. In the majority of AIGFP’s credit derivative transactions, AIGFP sold credit protection on a designated portfolio of loans or debt securities. Generally, AIGFP provides such credit protection on a “second loss” basis, meaning that AIGFP will incur credit losses only after a shortfall of principal and/or interest, or other credit events, in respect of the protected loans and debt securities, exceeds a specified threshold amount or level of “first loss.”

Typically, the credit risk associated with a designated portfolio of loans or debt securities has been tranched into different layers of risk, which are then analyzed and rated by the credit rating agencies. At origination, there is usually an equity layer covering the first credit losses in respect of the portfolio up to a specified percentage of the total portfolio, and then successive layers ranging generally from a BBB-rated layer to one or more AAA-rated layers. A significant majority of transactions that are rated by rating agencies have risk layers or tranches that were rated AAA at origination and are immediately junior to the threshold level above which AIGFP’s payment obligation would generally arise. In transactions that were not rated, AIGFP applied equivalent risk criteria for setting the threshold level for its payment obligations. Therefore, the risk layer assumed by AIGFP with respect to the designated portfolio of loans or debt securities in these transactions is often called the “super senior” risk layer, defined as a layer of credit risk senior to one or more risk layers that have been rated AAA by the credit rating agencies, or if the transaction is not rated, structured to the equivalent thereto.

132    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

The following graphic represents a typical structure of a transaction including the super senior risk layer:

Regulatory Capital Portfolio

A total of $234.4 billion (consisting of corporate loans and prime residential mortgages) in net notional exposure of AIGFP’s super senior credit default swap portfolio as of December 31, 2008 represented derivatives written for financial institutions, principally in Europe, for the purpose of providing regulatory capital relief rather than for arbitrage purposes. These transactions were entered into by Banque AIG, AIGFP’s French regulated bank subsidiary, and written on diversified pools of residential mortgages and corporate loans (made to both large corporations and small to medium sized enterprises). In exchange for a periodic fee, the counterparties receive credit protection with respect to diversified loan portfolios they own, thus reducing their minimum capital requirements.

The regulatory benefit of these transactions for AIGFP’s financial institution counterparties is generally derived from the terms of the Capital Accord of the Basel Committee on Banking Supervision (Basel I) that existed through the end of 2007 and which is in the process of being replaced by the Revised Framework for the International Convergence of Capital Measurement and Capital Standards issued by the Basel Committee on Banking Supervision (Basel II). Prior to the adoption of Basel II, a financial institution was required to hold capital against its assets, based on the categorization of the issuer or guarantor of the assets. One of the means for a financial institution to reduce its required regulatory capital was to purchase credit protection on a group of its assets from a regulated financial institution, such as Banque AIG, in order to benefit from such regulated financial institution’s lower risk weighting (e.g., 20 percent vs. 100 percent) that is assigned to those assets under Basel I. A lower risk weighting reduces the amount of capital a financial institution is required to hold against such assets.

Unlike Basel I, Basel II gives credit to the relative risk of loss associated with the assets, meaning that less capital is required for such assets. After a financial institution has implemented a capital model that is compliant with Basel II and has obtained approval from its local regulator, the CDS transactions provide no additional regulatory benefit in most cases, except during a transition period. The Basel II implementation includes a transition period during which the financial institutions must calculate their capital requirements under both Basel I and Basel II (until December 31, 2009). During this period, the capital required is “floored” at a percentage of the Basel I capital calculation; therefore, until early 2010, these CDS transactions may still provide regulatory capital benefit for AIGFP’s counterparties, depending on each counterparty’s particular circumstances. In addition, in a limited number of instances, counterparties may decide to hold these CDSs for a longer period of time because they provide a regulatory capital benefit, while smaller, under Basel II.

AIG 2008 Form 10-K    133

American International Group, Inc., and Subsidiaries

Given the prospect of Basel II, the CDS transactions were structured with early termination rights for counterparties following a regulatory event such as the implementation of Basel II. The pace at which the CDS transactions were and will be terminated early varies among the counterparties based on a number of factors including their progress in having the internal capital models approved by their national regulator, the effect of the transitional floor on overall total capital charges, the counterparties’ capital needs and their sensitivity to Basel I capital measures. AIG expects that the counterparties in the remaining CDS transactions will terminate the vast majority of transactions with AIGFP during this transition period within the next 15 months.

When a counterparty elects to terminate a transaction early pursuant to the terms of the contracts, the early termination is at no cost to AIGFP. The counterparty may be required to pay the remaining balance of an agreed-upon minimum fee to AIGFP. Typically, the minimum guaranteed fee on recent transactions is equal to the fees due to AIGFP through the first call date (which is the first date on which a counterparty can terminate the transaction at no cost). During 2008, $99.7 billion in net notional amount was terminated or matured. Through February 18, 2009, AIGFP has also received formal termination notices for an additional $26.5 billion in net notional amount with effective termination dates in 2009.

The regulatory capital relief CDS transactions require cash settlement and, other than collateral posting, AIGFP is required to make a payment in connection with a regulatory capital relief transaction only if realized credit losses in respect of the underlying portfolio exceed AIGFP’s attachment point (see Triggers and Settlement Alternatives below).

The super senior tranches of these CDS transactions continue to be supported by high levels of subordination, which, in most instances, have increased since origination. The weighted average subordination supporting the European residential mortgage and corporate loan referenced portfolios at December 31, 2008 was 12.7 percent and 18.3 percent, respectively. Delinquencies, defaults and realized losses for both types of referenced portfolios have been modest to date. Substantially all of the underlying assets are not rated by one of the principal rating agencies. The highest level of realized losses to date in any single residential mortgage and corporate loan pool was 2.1 percent and 0.42 percent, respectively. The European residential mortgage portfolios are each comprised of thousands of seasoned, prime, full documentation, mostly first lien, owner-occupied mortgages originated largely at bank retail branches at modest loan-to-value (LTV) ratios, except for one $1.6 billion high LTV CDS transaction, which benefits from both subordination and a significant percentage of pool mortgage insurance. The corporate loan transactions are each comprised of several hundred secured and unsecured loans diversified by industry and, in some instances, by country, and have tight per-issuer concentration limits. Both types of transactions generally allow some substitution and replenishment of loans, subject to tightly defined constraints, as older loans mature or are prepaid. These replenishment rights usually mature within the first few years of the trade, after which the proceeds of any prepaid or maturing loans are applied first to the super senior tranche (sequentially), thereby increasing the relative level of subordination supporting the balance of AIGFP’s super senior CDS exposure.

134    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

The following graph presents subordination level from highest to lowest and realized losses as a percent of gross notional amount for each regulatory capital relief super senior CDS transaction written on a diversified portfolio of corporate loans as of December 31, 2008:

AIG 2008 Form 10-K    135

American International Group, Inc., and Subsidiaries

The following graph presents subordination level from highest to lowest and realized losses as a percent of notional amount for each regulatory capital relief super senior CDS transaction written on a diversified portfolio of residential mortgages as of December 31, 2008:

Given the current performance of the underlying portfolios, the level of subordination and the expectation that counterparties will terminate these transactions prior to their maturity; AIG Financial Products Corp. does not expect that it will be required to make payments pursuant to the contractual terms of these transactions.

Arbitrage Portfolio

A total of $63.1 billion in net notional exposure on AIG Financial Products Corp.’s super senior credit default swaps as of December 31, 2008 are arbitrage-motivated transactions written on multi-sector CDOs or designated pools of investment grade senior unsecured corporate debt or CLOs. While certain credit default swaps written on corporate debt and multi-sector CDOs provide for cash settlement, $2.8 billion in net notional amount of CDS transactions written on multi-sector CDOs and all the CDS transactions written on CLOs ($1.5 billion net notional) require physical settlement (see Triggers and Settlement Alternatives below). The ML III transaction eliminated the vast majority of the super senior multi-sector CDO credit default swap exposure.

ML III Transaction

On November 25, 2008, AIG entered into a Master Investment and Credit Agreement with the NY Fed, ML III, and The Bank of New York Mellon which established arrangements for the purchase by ML III of the multi-sector CDOs referenced in certain CDS transactions between AIG Financial Products Corp. and its counterparties. Concurrently, AIG Financial Products Corp.’s counterparties to such CDS transactions agreed to terminate the CDS transactions relating to the multi-sector CDOs purchased by ML III.

During 2008, AIG Financial Products Corp. terminated multi-sector CDO transactions with a net notional amount of $62.1 billion with its counterparties, and concurrently, ML III purchased the underlying multi-sector CDOs including $8.5 billion of multi-sector CDOs underlying 2a-7 Puts written by AIG Financial Products Corp. The CDS transactions terminated in connection with ML III contained physical settlement provisions and were denominated in U.S. dollars. The net payment made by ML III to the counterparties for the purchase of the multi-sector CDOs was $26.8 billion, which was funded by AIG’s equity interest in ML III in the amount of $5 billion and

136    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

$24.3 billion of borrowings under a senior loan from the NY Fed to ML III. A portion of the net payment made by ML III to the counterparties for the purchase of the multi-sector CDOs facilitated the resolution of $8.0 billion of liquidity arrangements, which had funded certain of the multi-sector CDOs in connection with the 2a-7 Puts.

In connection with the ML III transaction, AIG Financial Products Corp. entered into a Shortfall Agreement, dated November 25, 2008 and amended on December 18, 2008 (the Shortfall Agreement), with ML III under which ML III made a payment of $2.5 billion to AIG Financial Products Corp. representing the amount by which collateral surrendered as part of the termination of the CDS exceeded the fair value of the CDS as of October 31, 2008.

Among the multi-sector CDOs purchased by ML III are certain CDO securities with a net notional amount of $1.7 billion for which the related 2a-7 Puts to AIG Financial Products Corp. remained outstanding as of December 31, 2008. For the $252 million notional amount of multi-sector CDOs held by ML III with 2a-7 Puts that may be exercised in 2009, ML III has agreed to not sell the multi-sector CDOs in 2009 and to either not exercise its put option on such multi-sector CDOs or to simultaneously exercise their par put option with a par purchase of the multi-sector CDO securities. In exchange, AIG Financial Products Corp. has agreed to pay to ML III the consideration that it receives for providing the put protection. AIG Financial Products Corp. and ML III are currently negotiating an agreement that will outline procedures to be taken by ML III and AIG Financial Products Corp. for multi-sector CDOs with put options that may be exercised after December 31, 2009, with the objective of mitigating or eliminating the impact on AIG Financial Products Corp. of such 2a-7 Puts and capturing the associated economics for ML III.

In connection with the termination of $62.1 billion net notional amount of CDS transactions in respect of the ML III transaction, AIG Financial Products Corp. paid $32.5 billion, net of $2.5 billion received in connection with the shortfall agreement, through the surrender of collateral previously posted. Included in this amount is $2.5 billion related to multi-sector CDOs underlying 2a-7 Puts previously written by AIG Financial Products Corp. and sold to ML III. As a result of the termination of such CDS, AIG Financial Products Corp. is no longer subject to any further collateral calls related to such CDS transactions nor subject to the risk of having to make a payment to a counterparty to physically settle the CDS transactions following the occurrence of a credit event, thereby alleviating the demand on AIGFP’s liquidity.

Multi-Sector CDOs

The gross transaction notional amount of the multi-sector CDOs on which AIGFP wrote protection on the super senior tranche, subordination below the super senior risk layer, net notional amount and fair value of derivative liability by underlying collateral type were as follows (excluding 2a-7 Puts):

	Gross	Subordination
	Transaction	Below the	Net	Fair Value
	Notional	Super Senior	Notional	of Derivative
At December 31, 2008	Amount(a)	Risk Layer	Amount(b)	Liability
	(In millions)

High grade with sub-prime collateral	$6,776	$2,808	$3,968	$1,797
High grade with no sub-prime collateral	10,156	5,816	4,340	1,428

Total high grade(c)	16,932	8,624	8,308	3,225

Mezzanine with sub-prime	6,407	2,955	3,452	2,156
Mezzanine with no sub-prime	1,697	901	796	525

Total mezzanine(d)	8,104	3,856	4,248	2,681

Total	$25,036	$12,480	$12,556	$5,906

(a)	Total outstanding principal amount of securities held by a CDO.

(b)	Net notional size on which AIGFP wrote credit protection.

(c)	“High grade” refers to transactions in which the underlying collateral credit ratings on a stand-alone basis were predominantly AA or higher at origination.

AIG 2008 Form 10-K    137

American International Group, Inc., and Subsidiaries

(d)	“Mezzanine” refers to transactions in which the underlying collateral credit ratings on a stand-alone basis were predominantly A or lower at origination.

The net notional amounts of the multi-sector CDOs on which AIGFP wrote protection on the super senior tranche, by settlement alternative, were as follows:

	December 31, 2008	December 31, 2007
	(In millions)

CDS transactions with cash settlement provisions
US dollar denominated	$7,947	$10,544
Euro denominated	1,780	2,075

Total CDS transactions with cash settlement provisions	9,727	12,619

CDS transactions with physical settlement provisions
US dollar denominated	766	63,040
Euro denominated	2,063	2,546

Total CDS transactions with physical settlement provisions	2,829	65,586

Total	$12,556	$78,205

The following table presents, for each multi-sector CDO that is a reference obligation in a CDS written by AIGFP, the gross and net notional amounts at December 31, 2008, attachment points at inception and at December 31, 2008 and percentage of gross notional amount rated less than B-/B3 at December 31, 2008:

					Percentage of Gross
	Gross Notional	Net Notional			Notional Amount Rated
	Amount at	Amount at	Attachment Point	Attachment Point	Less than B-/B3 at
CDO	December 31, 2008	December 31, 2008	at Inception*	at December 31, 2008*	December 31, 2008

1	$1,680	$1,440	12.00%	14.28%	15.88%
2	665	396	27.00%	40.45%	20.20%
3	1,064	814	20.00%	23.49%	18.96%
4	1,328	531	40.00%	60.02%	42.68%
5	463	238	36.00%	48.55%	42.37%
6	698	327	53.00%	53.19%	2.86%
7	1,000	470	53.00%	53.00%	0.00%
8	1,412	360	76.00%	74.50%	39.33%
9	1,130	4	10.83%	11.29%	6.89%
10	403	221	39.33%	45.30%	65.11%
11	1,268	1,103	12.27%	10.24%	5.04%
12	1,348	960	25.24%	27.86%	6.54%
13	1,490	1,350	10.00%	9.42%	8.76%
14	575	302	33.00%	47.48%	54.63%
15	623	265	33.25%	37.36%	60.94%
16	2,570	1,780	16.50%	17.84%	0.00%
17	495	277	32.00%	44.08%	43.08%
18	682	529	24.49%	22.46%	68.89%
19	779	469	32.90%	39.75%	81.03%
20	393	224	34.51%	43.09%	78.07%
21	4,970	496	9.72%	10.31%	0.00%

Total	$25,036	$12,556

*	Expressed as a percentage of gross notional amount.

138    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

In a number of instances, the level of subordination with respect to individual CDOs has increased since inception relative to the overall size of the CDO. While the super senior tranches are amortizing, subordinate layers have not been reduced by realized losses to date. Such losses are expected to emerge in the future. At inception, substantially all of the underlying assets were rated B-/B3 or higher and in most cases at least BBB. Thus, the percentage of gross notional amount rated less than B-/B3 represents deterioration in the credit quality of the underlying assets.

The gross transaction notional amount, percentage of the total CDO collateral pools, and ratings and vintage breakdown of collateral securities in the multi-sector CDOs at December 31, 2008, by ABS category, were as follows (excluding 2a-7 Puts):

	Gross
	Transaction
	Notional	Percent	Ratings							Vintage
	Amount	of Total	AAA	AA	A	BBB	BB	<BB	NR	2008	2007	2006	2005	2004+P
	(Dollars in
	millions)

RMBS PRIME	$3,013	12.79%	10.50%	0.95%	0.57%	0.26%	0.00%	0.51%	0.00%	0.31%	7.39%	3.72%	0.59%	0.78%

RMBS ALT-A	3,526	14.96%	8.91%	0.99%	0.78%	1.68%	0.55%	2.05%	0.00%	0.68%	3.91%	5.33%	4.29%	0.75%

RMBS SUBPRIME	6,865	29.12%	0.93%	3.74%	2.29%	2.55%	2.38%	17.23%	0.00%	0.00%	1.33%	1.94%	17.30%	8.55%

CMBS	4,457	17.47%	2.93%	2.33%	2.74%	6.72%	2.24%	0.42%	0.09%	0.07%	0.96%	5.26%	4.85%	6.33%

CDO	3,151	12.42%	1.54%	1.74%	1.58%	1.24%	0.83%	5.35%	0.14%	0.00%	0.61%	1.45%	3.31%	7.05%

OTHER	4,024	13.24%	3.70%	3.01%	4.18%	1.75%	0.04%	0.36%	0.20%	0.32%	0.58%	2.85%	4.43%	5.06%

Total	$25,036	100.00%	28.51%	12.76%	12.14%	14.20%	6.04%	25.92%	0.43%	1.38%	14.78%	20.55%	34.77%	28.52%

The corporate arbitrage portfolio consists principally of CDS written on portfolios of senior unsecured corporate obligations that were generally rated investment grade at the inception of the CDS. These CDS transactions require cash settlement (see Triggers and Settlement Alternatives below). This portfolio also includes CDS with a net notional amount of $1.5 billion written on the senior part of the capital structure of CLOs, which require physical settlement.

The gross transaction notional amount of CDS transactions written on portfolios of senior unsecured corporate obligations (excluding CLOs), percentage of the total referenced portfolios, and ratings by industry sector, in addition to the subordinations below the super senior risk layer and AIGFP’s net notional exposure at December 31, 2008, by industry sector, were as follows:

	Gross Transaction	Percent	Ratings
	Notional Amount	of Total	AAA	Aa	A	Baa	Ba	<Ba	NR
	(Dollars in millions)

United States Industrial	$23,363	37.5%	0.0%	0.4%	7.5%	19.2%	4.7%	5.4%	0.3%
Financial	9,776	15.7%	0.4%	0.6%	7.6%	4.6%	1.5%	0.3%	0.7%
Utilities	2,218	3.6%	0.0%	0.0%	0.5%	2.7%	0.1%	0.1%	0.2%
Other	1,364	2.2%	0.0%	0.0%	0.0%	0.1%	0.0%	0.0%	2.1%

Total United States	36,721	59.0%	0.4%	1.0%	15.6%	26.6%	6.3%	5.8%	3.3%

Non-United States Industrial	18,616	29.9%	0.1%	0.9%	9.0%	14.4%	2.2%	1.0%	2.3%
Financial	3,088	5.0%	0.1%	0.7%	3.0%	0.8%	0.1%	0.0%	0.3%
Government	1,853	3.0%	0.0%	0.4%	1.4%	1.0%	0.2%	0.0%	0.0%
Utilities	1,680	2.7%	0.0%	0.0%	1.5%	0.8%	0.0%	0.0%	0.4%
Other	268	0.4%	0.0%	0.0%	0.2%	0.1%	0.0%	0.0%	0.1%

AIG 2008 Form 10-K    139

American International Group, Inc., and Subsidiaries

	Gross Transaction	Percent	Ratings
	Notional Amount	of Total	AAA	Aa	A	Baa	Ba	<Ba	NR
	(Dollars in millions)

Total Non-United States	25,505	41.0%	0.2%	2.0%	15.1%	17.1%	2.5%	1.0%	3.1%

Total	$62,226	100.0%	0.6%	3.0%	30.7%	43.7%	8.8%	6.8%	6.4%

Subordination	$13,242
Net Notional Amount	$48,984
Fair Value of Derivative Liability	$2,147

Triggers and Settlement Alternatives

At December 31, 2008, all outstanding CDS transactions for regulatory capital purposes and the majority of the arbitrage portfolio (comprising $56.7 billion or 90 percent of the net notional amount for the arbitrage portfolio at December 31, 2008) have cash-settled structures in respect of a basket of reference obligations, where AIGFP’s payment obligations may be triggered by payment shortfalls, bankruptcy and certain other events such as write-downs of the value of underlying assets (see Cash Settlement below). For the remainder of the CDS transactions in respect of the arbitrage portfolio (comprising $6.4 billion or 10 percent of the net notional amount for the arbitrage portfolio at December 31, 2008), AIGFP’s payment obligations are triggered by the occurrence of a credit event under a single reference security, and performance is limited to a single payment by AIGFP in return for physical delivery by the counterparty of the reference security (see Physical Settlement below). By contrast, at December 31, 2007, under the large majority of CDS transactions in respect of multi-sector CDOs (comprising $65.6 billion or 44.1 percent of the net notional amount for the arbitrage portfolio at December 31, 2007) AIGFP’s payment obligations were triggered by the occurrence of a non-payment event under a single reference CDO security, and performance was limited to a single payment by AIGFP in return for physical delivery by the counterparty of the reference security.

Cash Settlement.  Transactions requiring cash settlement (principally on a “pay as you go” basis) are generally in respect of baskets of reference credits (which may also include single-name CDS in addition to securities and loans) rather than a single reference obligation as in the case of the physically settled transactions described below. Under these credit default swap transactions:

•	Each time a “triggering event” occurs a “loss amount” is calculated. A triggering event is generally a failure by the relevant obligor to pay principal of or, in some cases, interest on one of the reference credits in the underlying basket. Triggering events may also include bankruptcy of the obligors of the reference credits, write-downs or payment postponements with respect to interest or to the principal amount of a reference credit payable at maturity. The determination of the loss amount is specific to each triggering event. It can represent the amount of a shortfall in ordinary course interest payments on the reference credit, a write-down in the interest on or principal of such reference credit or payment postponed. It can also represent the difference between the notional or par amount of such reference credit and its market value, as determined by reference to market quotations. A “write-down” with respect to a referenced credit may arise as a result of a reduction in the outstanding principal amount of such referenced credit (other than as a result of a scheduled or unscheduled payment of principal), whether caused by a principal deficiency, realized loss or forgiveness of principal. An implied write-down may also result from the existence of a shortfall between the referenced credit’s pool principal balance and the aggregate balance of all pari passu obligations and senior securities backed by the same pool.

•	Triggering events can occur multiple times, either as a result of continuing shortfalls in interest or write-downs or payment postponements on a single reference credit, or as a result of triggering events in respect of different reference credits included in a protected basket. In connection with each triggering event, AIGFP is required to make a cash payment to the buyer of protection under the related CDS only if the aggregate loss amounts calculated in respect of such triggering event and all prior triggering events exceed a specified threshold amount (reflecting AIGFP’s attachment point).

140    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

•	If there are reimbursements received (actual or deemed) by the CDS buyer in respect of prior triggering events, AIGFP will be entitled to receive equivalent amounts from the counterparty to the extent AIGFP has previously made a related payment.

Physical Settlement.  For CDS transactions requiring physical settlement, AIGFP is generally required to pay unpaid principal and accrued interest for the relevant reference obligation in return for physical delivery of such reference obligation by the CDS buyer upon the occurrence of a credit event. After purchasing the reference obligation, AIGFP may sell the security and recover all or a portion of the purchase price paid under the CDS, or hold such security and be entitled to receive subsequent collections of principal and interest. AIGFP generally is required to settle such a transaction only if the following conditions are satisfied:

•	A “Credit Event” (as defined in the relevant CDS transaction confirmation) must have occurred. In all CDS transactions subject to physical settlement, “Failure to Pay” is specified as a Credit Event and is generally triggered if there is a failure by the issuer under the related CDO to make a payment under the reference obligation (after the expiration of any applicable grace period and, in certain transactions, subject to a nominal non-payment threshold having been met).

•	In addition, certain of the AIGFP CDS (with an aggregate net notional amount totaling $265 million and $8.3 billion at December 31, 2008 and 2007, respectively) provide credit protection in respect of CDOs that require minimum amounts of collateral to be maintained to support the CDO debt, where the notional amount of such collateral, subject to certain adjustments, is affected by among other things the ratings of the securities and other obligations comprising such collateral. In the event that the issuer of such a CDO fails to maintain the minimum levels of collateral, an event of default would occur, triggering a right by a specified controlling class of CDO note holders to accelerate the payment of principal and interest on the protected reference obligations. Under certain of the CDSs, upon acceleration of the reference obligations underlying a CDS, AIGFP may be required to purchase such reference obligations for a purchase price equal to unpaid principal of and accrued interest on the CDO in settlement of the CDS. As a result of this over-collateralization feature of these CDOs, AIGFP potentially may be required to purchase such CDO securities in settlement of the related CDS sooner than would be required if such CDOs did not have an over-collateralization feature. One of these CDOs was accelerated in 2008, and AIGFP extinguished its CDS obligations by purchasing the protected CDO security for $162 million, which equaled the principal amount outstanding related to this CDS, of which $103 million was recorded in the trading securities portfolio and $59 million was recorded in the available for sale portfolio. AIGFP had no CDS net notional exposure with respect to CDOs that have experienced over-collateralization events of default at February 18, 2009.

•	In addition to subordination, cash flow diversion mechanics may provide further protection from losses for holders of the super senior CDO securities. Following the acceleration of a CDO security, all, or a portion of, available cash flows in a CDO could be diverted from the junior tranches to the most senior tranches. In a CDO with such a feature, the junior tranches may not receive any cash flows until all interest on, and principal of, the super senior tranches are paid in full. Thus, potential losses borne by the holders of the super senior CDO securities may be mitigated as cash flows that would otherwise be payable to junior tranches throughout the entire CDO capital structure are instead diverted directly to the most senior tranches. Cash flow diversion mechanics also may arise in the context of over-collateralization tests. Upon a failure by the CDO issuer to comply with certain over-collateralization tests (other than those that trigger an indenture event of default), cash flows that would otherwise be payable to certain junior tranches throughout the CDO capital structure may instead be diverted to more senior tranches. Consequently, the super senior risk layer is paid down at a faster rate, effectively increasing the relative level of subordination.

•	The existence of a tranche of securities ranking pari passu with the super senior CDO securities does not provide additional subordination that protects holders of the super senior CDO securities, as holders of such pari passu securities are entitled to receive payments from available cash flows at the same level of priority as holders of the super senior securities. Thus, a pari passu tranche of securities does not affect the amount of losses that have to be absorbed by classes of CDO securities other than the super senior CDO

AIG 2008 Form 10-K    141

American International Group, Inc., and Subsidiaries

securities before the super senior securities incur a loss, although the pari passu tranche will absorb losses on a pro rata basis after subordinate classes of securities are exhausted.

•	The CDS buyer must deliver the reference obligation within a specified period, generally within 30 days. There is no payment obligation if delivery is not made within this period.

•	Upon completion of the physical delivery and payment by AIGFP, AIGFP would be the holder of the relevant reference obligation and have all rights associated with a holder of such securities.

2a-7 Puts: Included in the multi-sector CDO portfolio are maturity-shortening puts that allow the holders of the securities issued by certain CDOs to treat the securities as short-term eligible 2a-7 investments under the Investment Company Act of 1940 (2a-7 Puts). Holders of securities are required, in certain circumstances, to tender their securities to the issuer at par. If an issuer’s remarketing agent is unable to resell the securities so tendered, AIGFP must purchase the securities at par as long as the security has not experienced a payment default or certain bankruptcy events with respect to the issuer of such security have not occurred.

At December 31, 2007, 2a-7 Puts with a net notional amount of $6.5 billion were outstanding and included as part of the multi-sector CDO portfolio. During 2008, AIGFP issued new 2a-7 Puts with a net notional amount of $5.4 billion on the super senior security issued by a CDO of AAA-rated CMBS pursuant to a facility that was entered into in 2005. AIGFP is not a party to any commitments to issue any additional 2a-7 Puts. During 2008, AIGFP repurchased multi-sector CDO securities with a principal amount of $9.4 billion in connection with these obligations, of which $8.0 billion was funded using existing liquidity arrangements. In connection with the ML III transaction, ML III purchased $8.5 billion of multi-sector CDOs underlying 2a-7 Puts written by AIGFP. A portion of the net payment made by ML III to the counterparties for the purchase of the multi-sector CDOs facilitated the resolution of liquidity arrangements, which had funded certain of the multi-sector CDOs in connection with the 2a-7 Puts. Among the multi-sector CDOs purchased by ML III are certain CDO securities with a net notional amount of $1.7 billion for which the related 2a-7 Puts to AIGFP remained outstanding as of December 31, 2008. For the $252 million net notional amount of multi-sector CDOs held by ML III with 2a-7 Puts that may be exercised in 2009, ML III has agreed to not sell the multi-sector CDOs in 2009 and to either not exercise its put option on such multi-sector CDOs or to simultaneously exercise their par put option with a par purchase of the multi-sector CDO securities. In exchange, AIG Financial Products Corp. has agreed to pay to ML III the consideration that it received for providing the put protection. AIG Financial Products Corp. and ML III are currently negotiating an agreement that will outline procedures to be taken by ML III and AIG Financial Products Corp. for multi-sector CDOs with put options that may be exercised after December 31, 2009, with the objective of mitigating or eliminating the impact on AIG Financial Products Corp. of such 2a-7 Puts and capturing the associated economics for ML III. At December 31, 2008, 2a-7 Puts with a net notional amount of $1.7 billion were outstanding.

Termination Events.  Certain of the super senior credit default swaps provide the counterparties with an additional termination right if AIG’s rating level falls to BBB or Baa2. At that level, counterparties to the CDS transactions with the following net notional amounts at December 31, 2008, by portfolio, have the right to terminate the transactions early:

Net Notional Amount
At December 31, 2008
(In millions)

Multi-sector CDO	$5,501
Corporate arbitrage	27,908
Regulatory capital	5,205

Total	$38,614

If counterparties exercise this right, the contracts provide for the counterparties to be compensated for the cost to replace the transactions, or an amount reasonably determined in good faith to estimate the losses the counterparties would incur as a result of the termination of the transactions.

Given the level of uncertainty in estimating both the number of counterparties who may elect to exercise their right to terminate and the payment that may be triggered in connection with any such exercise, AIG is unable to

142    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

reasonably estimate the aggregate amount that it would be required to pay under the super senior credit default swaps in the event of any further downgrade.

Certain super senior credit default swaps written for regulatory capital relief, with a net notional amount of $161.5 billion at December 31, 2008, include triggers that require certain actions to be taken by AIG once AIG’s rating level falls to certain levels, which, if not taken, give rise to a right of the counterparties to terminate the CDS. Such actions include posting collateral, transferring the swap or providing a guarantee from a more highly rated entity. In light of the rating actions taken in respect of AIG on September 15, 2008, AIGFP has implemented collateral arrangements in a large majority of these transactions. In the event of a termination of the contract that is caused by AIG’s rating downgrade, AIGFP is obligated to compensate the counterparty based on its “loss.” As a result of AIGFP posting collateral, AIG eliminated the counterparties’ right to terminate under this downgrade provision, thereby avoiding the uncertainty of determining the “loss” from an early termination of a regulatory capital CDS.

Collateral

Most of AIGFP’s credit default swaps are subject to collateral posting provisions. These provisions differ among counterparties and asset classes. Although AIGFP has collateral posting obligations associated with both regulatory capital relief transactions and arbitrage transactions, the large majority of these obligations to date have been associated with arbitrage transactions in respect of multi-sector CDOs.

The collateral arrangements in respect of the multi-sector CDO, regulatory capital and corporate arbitrage transactions are nearly all documented under a Credit Support Annex (CSA) to an ISDA Master Agreement (Master Agreement). The Master Agreement and CSA forms are standardized form agreements published by the ISDA, which market participants have adopted as the primary contractual framework for various kinds of derivatives transactions, including CDS. The Master Agreement and CSA forms are designed to be customized by counterparties to accommodate their particular requirements for the anticipated types of swap transactions to be entered into. Elective provisions and modifications of the standard terms are negotiated in connection with the execution of these documents. The Master Agreement and CSA permit any provision contained in these documents to be further varied or overridden by the individual transaction confirmations, providing flexibility to tailor provisions to accommodate the requirements of any particular transaction. A CSA, if agreed by the parties to a Master Agreement, supplements and forms part of the Master Agreement and contains provisions (among others) for the valuation of the covered transactions, the delivery and release of collateral, the types of acceptable collateral, the grant of a security interest (in the case of a CSA governed by New York law) or the outright transfer of title (in the case of a CSA governed by English law) in the collateral that is posted, the calculation of the amount of collateral required, the valuation of the collateral provided, the timing of any collateral demand or return, dispute mechanisms, and various other rights, remedies and duties of the parties with respect to the collateral provided.

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

AIG 2008 Form 10-K    143

American International Group, Inc., and Subsidiaries

After an Exposure amount is determined for a transaction subject to a CSA, it is combined with the Exposure amounts for all other transactions under the relevant Master Agreement, which may be netted against one another where the counterparties to a Master Agreement are each exposed to one another in respect of different transactions. Actual collateral postings with respect to a Master Agreement may be affected by other agreed CSA terms, including threshold and independent amounts, that may increase or decrease the amount of collateral posted.

Regulatory Capital Relief Transactions

As of December 31, 2008, 68.0 percent of AIGFP’s regulatory capital relief transactions (measured by net notional amount) were subject to a CSA. In other transactions, which represent 1.0 percent of the total net notional amount of the outstanding regulatory capital relief transactions, AIGFP is obligated to put a CSA or alternative collateral arrangement in place if AIG’s ratings fall below certain levels (typically, A-/A3). At December 31, 2008, 31.0 percent of the regulatory capital relief portfolio is not subject to collateral posting provisions. In general, each regulatory capital relief transaction is subject to a stand-alone Master Agreement or similar agreement, under which the aggregate Exposure is calculated with reference to only a single transaction.

The underlying mechanism that determines the amount of collateral to be posted varies from one counterparty to another, and there is no standard formula. The varied mechanisms resulted from varied negotiations with different counterparties. The following is a brief description of the primary mechanisms that are currently being employed to determine the amount of collateral posting for this portfolio.

Reference to Market Indices — Under this mechanism, the amount of collateral to be posted is determined based on a formula that references certain tranches of a market index, such as either Itraxx or CDX. This mechanism is used for CDS transactions that reference either corporate loans, or residential mortgages. While the market index is not a direct proxy, it has the advantage of being readily obtainable.

Market Value of Reference Obligation — Under this mechanism the amount of collateral to be posted is determined based on the difference between the net notional amount of a referenced RMBS security and the security’s market value.

Expected Loss Models — Under this mechanism, the amount of collateral to be posted is determined based on the amount of expected credit losses, generally determined using a rating-agency model.

Negotiated Amount — Under this mechanism, the amount of collateral to be posted is determined based on bespoke terms negotiated between AIGFP and the counterparty, which could be a fixed percentage of the notional amount or present value of premiums to be earned by AIGFP.

The amount of collateral postings by underlying mechanism as described above with respect to the regulatory capital relief portfolio (prior to consideration of transactions other than AIGFP’s super senior credit default swap portfolio subject to the same Master Agreements) were as follows (there were no collateral postings on this portfolio prior to March 31, 2008):

	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008	February 18, 2009
	(In millions)

Reference to market indices	$212	$177	$157	$667	$417
Market value of reference obligation	—	142	286	380	299
Expected loss models	—	—	—	5	5
Negotiated amount	—	—	—	235	213
Other	—	—	—	—	18

Total	$212	$319	$443	$1,287	$952

Arbitrage Portfolio — Multi-Sector CDOs

In the large majority of the CDS transactions in respect of multi-sector CDOs, the standard CSA provisions for the calculation of Exposure have been modified, with the Exposure amount determined pursuant to an agreed

144    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

formula that is based on the difference between the net notional amount of such transaction and the market value of the relevant underlying CDO security, rather than the replacement value of the transaction. As of any date, the “market value” of the relevant CDO security is the price at which a marketplace participant would be willing to purchase such CDO security in a market transaction on such date, while the “replacement value of the transaction” is the cost on such date of entering into a credit default swap transaction with substantially the same terms on the same referenced obligation (e.g., the CDO security). In cases where a formula is utilized, a transaction-specific threshold is generally factored into the calculation of Exposure, which reduces the amount of collateral required to be posted. These thresholds typically vary based on the credit ratings of AIG and/or the reference obligations, with greater posting obligations arising in the context of lower ratings. For the large majority of counterparties to these transactions, the Master Agreement and CSA cover non-CDS transactions (e.g., interest rate and cross currency swap transactions) as well as CDS transactions. As a result, the amount of collateral to be posted by AIGFP in relation to the CDS transactions will be added to or offset by the amount, if any, of the Exposure AIG has to the counterparty on the non-CDS transactions.

Arbitrage Portfolio — Corporate Debt/CLOs

Almost all of AIGFP’s corporate arbitrage transactions are subject to CSAs. 97.6 percent (measured by net notional amount) of these transactions contain no special collateral posting provisions, but are subject to a Master Agreement that includes a CSA. These transactions are treated the same as other transactions subject to the same Master Agreement and CSA, with the calculation of collateral in accordance with the standard CSA procedures outlined above. 17.5 percent (measured by net notional amount) of these transactions, although subject to a Master Agreement and CSA, have specific valuation and threshold provisions. These thresholds are typically based on a combination of the credit rating of AIG and a ratings model of the transaction developed by Moody’s model rating of the transaction (and not based on the value of any underlying reference obligations). Thus, as long as AIG maintains a rating above a specified threshold and the Moody’s model of the underlying transaction exceeds a specified rating, the collateral provisions do not apply.

Collateral Calls

AIGFP has received collateral calls from counterparties in respect of certain super senior credit default swaps, of which a large majority relate to multi-sector CDOs. To a lesser extent, AIGFP has also received collateral calls in respect of certain super senior credit default swaps entered into by counterparties for regulatory capital relief purposes and in respect of corporate arbitrage.

Frequently, valuation estimates made by counterparties with respect to certain super senior credit default swaps or the underlying reference CDO securities, for purposes of determining the amount of collateral required to be posted by AIGFP in connection with such instruments, have differed, at times significantly, from AIGFP’s estimates. In almost all cases, AIGFP has been able to successfully resolve the differences or otherwise reach an accommodation with respect to collateral posting levels, including in certain cases by entering into compromise collateral arrangements. Due to the ongoing nature of these collateral calls, AIGFP may engage in discussions with one or more counterparties in respect of these differences at any time. Valuation estimates made by counterparties for collateral purposes are, like any other third-party valuation, considered in the determination of the fair value estimates of AIGFP’s super senior credit default swap portfolio.

Through June 30, 2007, AIGFP had not received any collateral calls related to this super senior credit default swap portfolio. Since that date and through February 18, 2009, counterparties have made large collateral calls against AIGFP, in particular related to the multi-sector CDO portfolio. This was largely driven by deterioration in the market value of the reference obligations and the effects of the downgrade of AIG’s ratings.

The amount of collateral postings with respect to AIGFP’s super senior credit default swap portfolio (prior to offsets for other transactions) were as follows:

AIG 2008 Form 10-K    145

American International Group, Inc., and Subsidiaries

	December 31,	March 31,	June 30,	September 30,	December 31,
	2007	2008	2008	2008	2008
	(In millions)

Regulatory capital	$—	$212	$319	$443	$1,287
Arbitrage — multi-sector CDO	2,718	7,590	13,241	31,469	5,129
Arbitrage — corporate	161	368	259	902	2,349

Total	$2,879	$8,170	$13,819	$32,814	$8,765

The amount of future collateral posting requirements is a function of AIG’s credit ratings, the rating of the reference obligations and any further decline in the market value of the relevant reference obligations, with the latter being the most significant factor. While a high level of correlation exists between the amount of collateral posted and the valuation of these contracts in respect of the arbitrage portfolio, a similar relationship does not exist with respect to the regulatory capital portfolio given the nature of how the amount of collateral for these transactions is determined. Given the severe market disruption, lack of observable data and the uncertainty regarding the potential effects on market prices of measures recently undertaken by the federal government to address the credit market disruption, AIGFP is unable to reasonably estimate the amounts of collateral that it would be required to post.

Models and Modeling

AIGFP values its credit default swaps written on the super senior risk layers of designated pools of debt securities or loans using internal valuation models, third-party price estimates and market indices. The principal market was determined to be the market in which super senior credit default swaps of this type and size would be transacted, or have been transacted, with the greatest volume or level of activity. AIG has determined that the principal market participants, therefore, would consist of other large financial institutions who participate in sophisticated over-the-counter derivatives markets. The specific valuation methodologies vary based on the nature of the referenced obligations and availability of market prices.

The valuation of the super senior credit derivatives continues to be challenging given the limitation on the availability of market observable information due to the lack of trading and price transparency in the structured finance market, particularly during and since the second half of 2007. These market conditions have increased the reliance on management estimates and judgments in arriving at an estimate of fair value for financial reporting purposes. Further, disparities in the valuation methodologies employed by market participants and the varying judgments reached by such participants when assessing volatile markets have increased the likelihood that the various parties to these instruments may arrive at significantly different estimates as to their fair values.

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

146    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

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

AIGFP has adapted the BET model to estimate the price of the super senior risk layer or tranche of the CDO. AIG modified the BET model to imply default probabilities from market prices for the underlying securities and not from rating agency assumptions. To generate the estimate, the model uses the price estimates for the securities comprising the portfolio of a CDO as an input and converts those price estimates to credit spreads over current LIBOR-based interest rates. These credit spreads are used to determine implied probabilities of default and expected losses on the underlying securities. These data are then aggregated and used to estimate the expected cash flows of the super senior tranche of the CDO.

The application of the modified BET model involves the following steps for each individual super senior tranche of a CDO in the portfolio:

1)	Calculation of the cash flow pattern that matches the weighted average life for each underlying security of the CDO;

2)	Calculation of an implied credit spread for each security from the price and cash flow pattern determined in step 1. This is an arithmetic process which converts prices to yields (similar to the conversion of United States Department of the Treasury security prices to yields), and then subtracts LIBOR-based interest rates to determine the credit spreads;

3)	Conversion of the credit spread into its implied probability of default. This also is an arithmetic process that determines the assumed level of default on the security that would equate the present value of the expected cash flows discounted at a risk-free rate with the present value of the contractual cash flows discounted using LIBOR-based interest rates plus the credit spreads;

4)	Generation of expected losses for each underlying security using the probability of default and recovery rate;

5)	Aggregation of the cash flows for all securities to create a cash flow profile of the entire collateral pool within the CDO;

6)	Division of the collateral pool into a number of hypothetical independent identical securities based on the CDO’s diversity score so that the cash flow effects of the portfolio can be mathematically aggregated properly. The purpose of dividing the collateral pool into hypothetical securities is a simplifying assumption used in all BET models as part of a statistical technique that aggregates large amounts of homogeneous data;

7)	Simulation of the default behavior of the hypothetical securities using a Monte Carlo simulation and aggregation of the results to derive the effect of the expected losses on the cash flow pattern of the super senior tranche taking into account the cash flow diversion mechanism of the CDO;

8)	Discounting of the expected cash flows determined in step 7 using LIBOR-based interest rates to estimate the value of the super senior tranche of the CDO; and

AIG 2008 Form 10-K    147

American International Group, Inc., and Subsidiaries

9)	Adjustment of the model value for the super senior multi-sector CDO credit default swap for the effect of the risk of non-performance by AIG using the credit spreads of AIG available in the marketplace and considering the effects of collateral and master netting arrangements.

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

The following table presents the net notional amount and fair value of derivative liability of the multi-sector super senior credit default swap portfolio using AIGFP’s fair value methodology:

	At December 31,
	Net Notional Amount		Fair Value Derivative Liability
	2008	2007	2008	2007
	(In millions)

BET model	$2,545	$42,173	$1,370	$5,432
Third-party price	2,951	8,038	1,753	1,947
Average of BET model and third-party price	3,218	21,152	1,568	2,975
Other	—	2,220	—	761
European RMBS	3,842	4,622	1,215	131

Total	$12,556	$78,205	$5,906	$11,246

The fair value of derivative liability of $5.9 billion recorded on AIGFP’s super senior multi-sector CDO credit default swap portfolio represents the cumulative change in fair value of the remaining derivatives, which represents AIG’s best estimate of the amount it would need to pay to a willing, able and knowledgeable third-party to assume the obligations under AIGFP’s super senior multi-sector credit default swap portfolio at December 31, 2008.

Arbitrage Portfolio — Corporate Debt/CLOs

The valuation of credit default swaps written on portfolios of investment-grade corporate debt and CLOs is less complex than the valuation of super senior multi-sector CDO credit default swaps and the valuation inputs are more transparent and readily available.

In the case of credit default swaps written on portfolios of investment-grade corporate debt, AIGFP estimates the fair value of its obligations by comparing the contractual premium of each contract to the current market levels of the senior tranches of comparable credit indices, the iTraxx index for European corporate issuances and the CDX index for U.S. corporate issuances. These indices are considered reasonable proxies for the referenced portfolios. In addition, AIGFP compares these valuations to third-party prices and makes adjustments as necessary to determine the best available estimate of fair value.

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

148    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

Regulatory Capital Portfolio

In the case of credit default swaps written to facilitate regulatory capital relief, AIGFP estimates the fair value of these derivatives by considering observable market transactions. The transactions with the most observability are the early terminations of these transactions by counterparties. AIG expects that the majority of these transactions will be terminated within the next 15 months by AIGFP’s counterparties. During 2008, $99.7 billion in net notional amount of regulatory capital super senior transactions was terminated or matured. AIGFP has also received formal termination notices for an additional $26.5 billion in net notional amount of regulatory capital super senior CDS transactions with effective termination dates in 2009. AIGFP has not been required to make any payments as part of these terminations and in certain cases was paid a fee upon termination. AIGFP also considers other market data, to the extent relevant and available.

AIGFP does not expect to make any payment under these contracts based on current portfolio conditions and stress analyses performed. Over the contractual life of the transactions, AIGFP is owed contractual premiums over an extended period. However, the expectation that the counterparties will be willing and able to terminate these transactions in the very near term based on the contract provisions and market conditions significantly reduces the expected future cash flows to be received. Consequently, the future expected cash flows validate the observable market transactions used to price the portfolio.

In light of early termination experience to date and after other analyses, AIG determined that there was no unrealized market valuation adjustment for this regulatory capital relief portfolio for the year ended December 31, 2008 other than for one transaction where AIGFP believes the counterparty is no longer using the transaction to obtain regulatory capital relief. During 2008, a regulatory capital relief transaction with a net notional amount of $1.6 billion and a fair value loss of $379 million at December 31, 2008 was not terminated as expected when it no longer provided regulatory capital benefit to the counterparty. This transaction provides protection on European RMBS, unlike the other regulatory transactions, which provide protection on loan portfolios held by the counterparties. The documentation for this transaction contains provisions not included in AIGFP’s other regulatory capital relief transactions, which enable the counterparty to arbitrage a specific credit exposure.

AIG will continue to assess the valuation of this portfolio and monitor developments in the marketplace. Given the significant deterioration in the credit markets and the risk that AIGFP’s expectations with respect to the termination of these transactions by its counterparties may not materialize, there can be no assurance that AIG will not recognize unrealized market valuation losses from this portfolio in future periods, and given its size, recognition of even a small percentage decline in the fair value of this portfolio could be material to AIG’s consolidated results of operations for an individual reporting period or to AIG’s consolidated financial condition.

Key Assumptions Used in the BET model — Multi-Sector CDOs

The most significant assumption used in the BET model is the estimated price of the individual securities within the CDO collateral pools. The following table summarizes the gross transaction notional weighted average price by ABS category.

	Gross Transaction Notional
	Weighted
	Average Price at December 31,
ABS Category	2008	2007

RMBS Prime	50.46%	84.32%
RMBS Alt-A*	31.68	N/A
RMBS Subprime	29.02	65.34
CMBS	54.50	92.96
CDOs	17.53	47.82
Other	50.92	92.11

Total	36.65%	73.29%

*	RMBS Alt-A category was included in RMBS Prime in 2007.

AIG 2008 Form 10-K    149

American International Group, Inc., and Subsidiaries

The decrease in the weighted average prices reflects continued deterioration in the markets for RMBS and CMBS and further downgrades in RMBS and CMBS credit ratings.

Prices for the individual securities held by a CDO are obtained in most cases from the CDO collateral managers, to the extent available. For the year ended December 31, 2008, CDO collateral managers provided market prices for 61.2 percent of the underlying securities. When a price for an individual security is not provided by a CDO collateral manager, AIGFP derives the price through a pricing matrix using prices from CDO collateral managers for similar securities. Matrix pricing is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the relationship of the security to other benchmark-quoted securities. Substantially all of the CDO collateral managers who provided prices used dealer prices for all or part of the underlying securities, in some cases supplemented by third-party pricing services.

The BET model also uses diversity scores, weighted average lives, recovery rates and discount rates. The determination of some of these inputs requires the use of judgment and estimates, particularly in the absence of market-observable data. Diversity scores (which reflect default correlations between the underlying securities of a CDO) are obtained from CDO trustees or implied from default correlations. Weighted average lives of the underlying securities are obtained, when available, from external subscription services such as Bloomberg and Intex and, if not available, AIGFP utilizes an estimate reflecting known weighted average lives.

Collateral recovery rates are obtained from the multi-sector CDO recovery data of a major rating agency. AIGFP utilizes a LIBOR-based interest rate curve to derive its discount rates.

AIGFP employs similar control processes to validate these model inputs as those used to value AIG’s investment portfolio as described in Critical Accounting Estimates — Fair Value Measurements of Certain Financial Assets and Liabilities — Overview. The effects of the adjustments resulting from the validation process were de minimis for each period presented.

Valuation Sensitivity — Arbitrage Portfolio

Multi-Sector CDOs

AIG utilizes sensitivity analyses that estimate the effects of using alternative pricing and other key inputs on AIG’s calculation of the unrealized market valuation loss related to the AIGFP super senior credit default swap portfolio. While AIG believes that the ranges used in these analyses are reasonable, given the current difficult market conditions, AIG is unable to predict which of the scenarios is most likely to occur. As recent experience demonstrates, actual results in any period are likely to vary, perhaps materially, from the modeled scenarios, and there can be no assurance that the unrealized market valuation loss related to the AIGFP super senior credit default swap portfolio will be consistent with any of the sensitivity analyses. On average for any quarterly period during the past year, prices for CDOs declined between 6.14 percent and 11.93 percent of the notional amount outstanding. Further, it is difficult to extrapolate future experience based on current dislocated market conditions.

For the purposes of estimating sensitivities for the super senior multi-sector CDO credit default swap portfolio, the change in valuation derived using the BET model is used to estimate the change in the fair value of the derivative liability. Out of the total $12.6 billion net notional amount of CDS written on multi-sector CDOs outstanding at December 31, 2008, a BET value is available for $8.8 billion net notional amount. No BET value is determined for $3.8 billion of CDS written on European multi-sector CDOs as prices on the underlying securities held by the CDOs are not provided by collateral managers; instead these CDS are valued using counterparty prices. Therefore, sensitivities disclosed below apply only to the net notional amount of $8.8 billion.

As mentioned above, the most significant assumption used in the BET model is the estimated price of the securities within the CDO collateral pools. If the actual price of the securities within the collateral pools differs from the price used in estimating the fair value of the super senior credit default swap portfolio, there is potential for material variation in the fair value estimate. Any further declines in the value of the underlying collateral securities held by a CDO will similarly affect the value of the super senior CDO securities given their significantly depressed valuations. Given the current difficult market conditions, AIG cannot predict reasonably likely changes in the prices of the underlying collateral securities held within a CDO at this time.

150    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

The following table presents key inputs used in the BET model, and the potential increase (decrease) to the fair value of the derivative liability by ABS category at December 31, 2008 corresponding to changes in these key inputs:

			Increase (Decrease) to Fair Value of Derivative Liability
	Inputs Used at		Entire	RMBS	RMBS	RMBS
	December 31, 2008	Change	Portfolio	PRIME	ALT-A	Subprime	CMBS	CDOs	Other
			(Dollars in millions)

Bond prices	33 points	Increase of 5 points	$(745)	$(38)	$(73)	$(336)	$(178)	$(81)	$(39)
		Decrease of 5 points	668	38	66	284	178	66	36

Weighted average life	5.01 years	Increase of 1 year	131	5	9	113	1	2	1
		Decrease of 1 year	(284)	(8)	(8)	(268)	1	(1)	—

Recovery rates	21%	Increase of 10%	(71)	(3)	(1)	(23)	(38)	(5)	(1)
		Decrease of 10%	92	3	(1)	38	45	6	1

Diversity score(a)	16	Increase of 5	(15)
		Decrease of 5	35

Discount curve(b)	N/A	Increase of 100bps	34

(a)	The diversity score is an input at the CDO level. A calculation of sensitivity to this input by type of security is not possible.

(b)	The discount curve is an input at the CDO level. A calculation of sensitivity to this input by type of security is not possible. Furthermore, for this input it is not possible to disclose a weighted average input as a discount curve consists of a series of data points.

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

Corporate Debt

The following table represents the relevant market credit indices and CDS maturity used to estimate the sensitivity for the credit default swap portfolio written on investment-grade corporate debt and the estimated increase (decrease) to fair value of derivative liability at December 31, 2008 corresponding to changes in these market credit indices and maturity:

	Increase (Decrease) To
Input Used at December 31, 2008	Fair Value Derivative Liability
	(In millions)

CDS maturity (in years)	5	7	10
CDX Index spread (in basis points)	54	59	48
Effect of an increase of 10 basis points	$(20)	$(48)	$(10)
Effect of a decrease of 10 basis points	$20	$49	$10
iTraxx Index spread (in basis points)	62	58	65
Effect of an increase of 10 basis points	$(9)	$(33)	$(7)
Effect of a decrease of 10 basis points	$9	$33	$7

These results are calculated by stressing a particular assumption independently of changes in any other assumption. No assurance can be given that the actual levels of the indices and maturity will not exceed, perhaps significantly, the ranges assumed by AIGFP for purposes of the above analysis. No assumption should be made that results calculated from the use of other changes in these indices and maturity can be interpolated or extrapolated from the results set forth above.

AIG 2008 Form 10-K    151

American International Group, Inc., and Subsidiaries

Other derivatives.  Valuation models that incorporate unobservable inputs initially are calibrated to the transaction price. Subsequent valuations are based on observable inputs to the valuation model (e.g., interest rates, credit spreads, volatilities, etc.). Model inputs are changed only when corroborated by market data.

Transfers into Level 3

During the year ended December 31, 2008, AIG transferred from Level 2 to Level 3 approximately $1.7 billion of assets, primarily representing fixed maturity securities for which the significant inputs used to measure the fair value of the securities became unobservable primarily as a result of the significant disruption in the credit markets. See Note 4 to the Consolidated Financial Statements for additional information about transfers into Level 3.

Capital Resources and Liquidity

For a discussion of AIG’s liquidity see Overview — Liquidity.

Shareholders’ Equity

The changes in AIG’s consolidated shareholders’ equity were as follows:

	Years Ended
	December 31,
	2008	2007
	(In millions)

Beginning of year	$95,801	$101,677
Net income (loss)	(99,289)	6,200
Unrealized depreciation of investments, net of tax	(8,722)	(5,708)
Cumulative translation adjustment, net of tax	(1,067)	1,185
Dividends to shareholders	(1,105)	(1,964)
Payments advanced to purchase shares, net	912	(912)
Common share issuance	7,343	—
Consideration received for preferred stock not yet issued(a)	23,000	—
Issuance of Series D preferred stock	20	—
Excess of proceeds over par value of preferred stock issued	39,889	—
Issuance of warrants	91	—
Share purchases	(1,912)	(5,104)
Cumulative effect of change in accounting principles, net of tax	(1,108)	—
Other(b)	(1,143)	427

End of year	$52,710	$95,801

(a)	AIG expects to issue the Series C Preferred Stock in early March 2009.

(b)	Reflects the effects of employee stock transactions and the present value of future contract adjustment payments related to the issuance of Equity Units.

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

A total of 37,926,059 shares were purchased during the first six months of 2008 to meet commitments that existed at December 31, 2007. There were no repurchases during the third and fourth quarters of 2008.

152    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

At February 18, 2009, $9 billion was available for purchases under the aggregate authorization. Pursuant to the Fed Credit Agreement, however, AIG is restricted from repurchasing shares of its common stock.

Share Issuance

In May 2008, AIG sold 196,710,525 shares of its common stock at a price per share of $38 in a public offering. Concurrent with the common stock offering, AIG sold 78.4 million Equity Units at a price per unit of $75. The Equity Units consist of an ownership interest in AIG junior subordinated debentures and a stock purchase contract obligating the holder of an equity unit to purchase, and obligating AIG to sell, on each of February 15, 2011, May 1, 2011 and August 1, 2011, for a price of $25, a variable number of shares of AIG common stock, that is not less than 0.54823 shares and not more than 0.6579 shares, subject to anti-dilution adjustments. Accordingly, a maximum number of 154,738,080 shares and a minimum number of 128,944,480 shares of AIG common stock will be issued in the year 2011 under the stock purchase contracts, subject to anti-dilution adjustments.

On May 7, 2008, AIG’s Board of Directors declared a quarterly cash dividend on the common stock of $0.22 per share that was paid on September 19, 2008 to shareholders of record on September 5, 2008. Effective September 23, 2008, AIG’s Board of Directors suspended the declaration of dividends on AIG’s common stock. Pursuant to the Fed Credit Agreement, AIG is restricted from paying dividends on its common stock.

See Note 15 to the Consolidated Financial Statements.

Dividends from Insurance Subsidiaries

Payments of dividends to AIG by its insurance subsidiaries are subject to certain restrictions imposed by regulatory authorities. With respect to AIG’s domestic insurance subsidiaries, the payment of any dividend requires formal notice to the insurance department in which the particular insurance subsidiary is domiciled. Under the laws of many states, an insurer may pay a dividend without prior approval of the insurance regulator when the amount of the dividend is below certain regulatory thresholds. Other foreign jurisdictions, notably Bermuda, Japan, Hong Kong, Taiwan, the U.K., Thailand and Singapore, may restrict the ability of AIG’s foreign insurance subsidiaries to pay dividends. Largely as a result of these restrictions, a significant majority of the aggregate equity of AIG’s consolidated subsidiaries was restricted from immediate transfer to AIG parent at December 31, 2008. See Regulation and Supervision herein. AIG cannot predict how recent regulatory investigations may affect the ability of its regulated subsidiaries to pay dividends. To AIG’s knowledge, no AIG company is currently on any regulatory or similar “watch list” with regard to solvency. See also Liquidity herein, Note 14 to the Consolidated Financial Statements and Item 1A. Risk Factors — Liquidity.

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

In connection with the filing of the 2005 statutory financial statements for AIG’s domestic General Insurance companies, AIG agreed with the relevant state insurance regulators on the statutory accounting treatment of various items. The regulatory authorities have also permitted certain of the domestic and foreign insurance subsidiaries to support the carrying value of their investments in certain non-insurance and foreign insurance subsidiaries by utilizing the AIG audited consolidated financial statements to satisfy the requirement that the U.S. GAAP-basis equity of such entities be audited. AIG has received similar permitted practice authorizations from insurance regulatory authorities in connection with the 2008 and 2007 statutory financial statements. The permitted practice

AIG 2008 Form 10-K    153

American International Group, Inc., and Subsidiaries

resulted in a benefit to the surplus of the domestic and foreign General Insurance companies of $114 million and $859 million, respectively, and did not affect compliance with minimum regulatory capital requirements.

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

AIG’s U.S. operations are negatively affected under guarantee fund assessment laws which exist in most states. As a result of operating in a state which has guarantee fund assessment laws, a solvent insurance company may be assessed for certain obligations arising from the insolvencies of other insurance companies which operated in that state. AIG generally records these assessments upon notice. Additionally, certain states permit at least a portion of the assessed amount to be used as a credit against a company’s future premium tax liabilities. Therefore, the ultimate net assessment cannot reasonably be estimated. The guarantee fund assessments net of credits recognized in 2008, 2007 and 2006, respectively, were $8 million, $87 million and $97 million.

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

Investments

Investments by Segment

The following tables summarize the composition of AIG’s investments by segment:

		Life
		Insurance &
	General	Retirement	Financial	Asset
	Insurance	Services	Services	Management	Other	Total
	(In millions)

At December 31, 2008
Fixed maturity securities:
Bonds available for sale, at fair value	$85,791	$262,824	$1,971	$12,284	$172	$363,042
Bond trading securities, at fair value	—	6,296	26,848	5	4,099	37,248
Securities lending invested collateral, at fair value	790	3,054	—	—	—	3,844

154    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

		Life
		Insurance &
	General	Retirement	Financial	Asset
	Insurance	Services	Services	Management	Other	Total
	(In millions)

Equity securities:						—
Common stocks available for sale, at fair value	3,497	4,988	8	299	16	8,808
Common and preferred stocks trading, at fair value	285	11,312	737	1	—	12,335
Mortgage and other loans receivable, net of allowance	15	27,709	367	6,558	38	34,687
Finance receivables, net of allowance	—	5	30,944	—	—	30,949
Flight equipment primarily under operating leases, net of accumulated depreciation	—	—	43,395	—	—	43,395
Other invested assets	11,763	17,184	1,247	14,540	7,244	51,978
Securities purchased under agreements to resell, at fair value	—	—	3,960	—	—	3,960
Short-term investments	10,803	26,554	6,238	2,347	724	46,666

Total Investments*	$112,944	$359,926	$115,715	$36,034	$12,293	$636,912

At December 31, 2007
Fixed maturity securities:
Bonds available for sale, at fair value	$74,057	$294,162	$41,703	$27,753	$—	$437,675
Bonds held to maturity, at amortized cost	21,355	1	—	225	—	21,581
Bond trading securities, at fair value	—	9,948	276	34	—	10,258
Securities lending invested collateral, at fair value	5,031	57,471	148	13,012	—	75,662
Equity securities:
Common stocks available for sale, at fair value	7,484	12,093	10	609	76	20,272
Common and preferred stocks trading, at fair value	321	21,026	3,921	29	—	25,297
Mortgage and other loans receivable, net of allowance	13	24,851	1,365	7,442	56	33,727
Finance receivables, net of allowance	—	5	31,229	—	—	31,234
Flight equipment primarily under operating leases, net of accumulated depreciation	—	—	41,984	—	—	41,984
Other invested assets	12,467	19,031	3,663	17,327	6,989	59,477
Short-term investments:
Securities purchased under agreements to resell, at fair value	—	—	20,950	—	—	20,950
Other short-term investments	7,356	25,236	12,249	4,919	1,591	51,351

Total Investments*	$128,084	$463,824	$157,498	$71,350	$8,712	$829,468

*	At December 31, 2008, approximately 54 percent and 46 percent of investments were held by domestic and foreign entities, respectively. At December 31, 2007, approximately 63 percent and 37 percent of investments were held by domestic and foreign investments, respectively.

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

AIG 2008 Form 10-K    155

American International Group, Inc., and Subsidiaries

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

AIG marks to market the vast majority of the invested assets held by its insurance companies pursuant to FAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” and related accounting pronouncements. However, with limited exceptions (primarily with respect to separate account products consolidated on AIG’s balance sheet pursuant to SOP 03-01), AIG does not mark-to-market its insurance liabilities for changes in interest rates, even though rising interest rates have the effect of reducing the fair value of such liabilities, and falling interest rates have the opposite effect. This results in the recording of changes in unrealized gains (losses) on securities in Accumulated other comprehensive income resulting from changes in interest rates without any correlative, inverse changes in gains (losses) on AIG’s liabilities. Because AIG’s asset duration in certain low-yield currencies, particularly Japan and Taiwan, is shorter than its liability duration, AIG views increasing interest rates in these countries as economically advantageous, notwithstanding the effect that higher rates have on the market value of its fixed maturity portfolio.

Discussion of investments by operating segment is as follows:

General Insurance

In AIG’s General Insurance business, the duration of liabilities for long-tail casualty lines is greater than other lines. As differentiated from the Life Insurance & Retirement Services companies, the focus is not on asset-liability matching, but on preservation of capital and growth of surplus.

Fixed income holdings of the AIG Property Casualty Group are currently comprised primarily of tax-exempt securities, which provide attractive risk-adjusted after-tax returns. These high quality municipal investments have an average rating of AA.

Fixed income assets held in Foreign General Insurance are of high quality and short to intermediate duration, averaging 2.5 years compared to 6.9 years for those in AIG Property Casualty Group.

While invested assets backing reserves are invested in conventional fixed income securities in AIG Property Casualty Group, a modest portion of surplus is allocated to large capitalization, high-dividend, public equity strategies and to alternative investments, including private equity and hedge funds. Notwithstanding the current environment, these investments have provided a combination of added diversification and attractive long-term returns over time.

156    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

Life Insurance & Retirement Services

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

AIG may use alternative investments, including equities, real estate and foreign currency denominated fixed income instruments in certain foreign jurisdictions where interest rates remain low and there are limited long-dated bond markets to extend the duration or increase the yield of the investment portfolio to more closely match the requirements of the policyholder liabilities and DAC recoverability. This strategy has been effectively used in Japan and more recently by Nan Shan in Taiwan. In Japan, foreign assets, excluding those matched to foreign liabilities, were approximately 17 percent of statutory assets, which is below the maximum allowable percentage under current local regulation. Foreign assets comprised approximately 27 percent of Nan Shan’s invested assets at December 31, 2008, slightly below the maximum allowable percentage under current local regulation. The majority of Nan Shan’s in-force policy portfolio is traditional life and endowment insurance products with implicit interest rate guarantees. New business with lower interest rate guarantees are gradually reducing the overall interest requirements, but asset portfolio yields have declined faster due to the prolonged low interest rate environment. As a result, although the investment margins for a large block of in-force policies are negative, the block remains profitable overall because the mortality and expense margins presently exceed the negative investment spread. In response to the low interest rate environment and the volatile exchange rate of the Taiwanese dollar, Nan Shan is emphasizing new products with lower implied guarantees, including participating endowments and investment-linked products.

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

AIG invests in equities for various reasons, including diversifying its overall exposure to interest rate risk. Available for sale bonds and equity securities are subject to declines in fair value. Such declines in fair value are presented in unrealized appreciation or depreciation of investments, net of taxes, as a component of Accumulated other comprehensive income. Declines that are determined to be other-than-temporary are reflected in income in the period in which the determination is made. See Critical Accounting Estimates — Other-Than-Temporary Impairments herein. Generally, insurance regulations restrict the types of assets in which an insurance company may invest. When permitted by regulatory authorities and when deemed necessary to protect insurance assets, including

AIG 2008 Form 10-K    157

American International Group, Inc., and Subsidiaries

invested assets, from adverse movements in foreign currency exchange rates, interest rates and equity prices, AIG and its insurance subsidiaries may enter into derivative transactions as end users to hedge their exposures. For a further discussion of AIG’s use of derivatives, see Risk Management — Credit Risk Management — Derivatives Transactions herein.

In certain jurisdictions, significant regulatory and/or foreign governmental barriers exist which may not permit the immediate free flow of funds between insurance subsidiaries or from the insurance subsidiaries to AIG parent. For a discussion of these restrictions, see Item 1. Business — Regulation.

Financial Services

Capital Markets

AIGFP’s management objective is to minimize interest rate, currency, commodity and equity risks associated with its investment securities. AIGFP hedges the market risk associated with the investment securities on a portfolio basis effectively converting the returns. While not qualifying for hedge accounting treatment under FAS133, this transaction achieves the economic result of limiting interest rate volatility arising from such securities. The market risk associated with such hedges is managed on a portfolio basis.

Securities purchased under agreements to resell are treated as collateralized financing transactions. AIGFP takes possession of or obtains a security interest in securities purchased under agreements to resell.

For a discussion of the unwinding of AIG’s businesses and portfolios, see Management’s Discussion and Analysis of Financial Condition and Results of Operations — Outlook — Financial Services.

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

Capital Markets derivative transactions are carried at fair value. AIGFP reduces its market risk exposure through similarly valued offsetting transactions including swaps, trading securities, options, forwards and futures. For a further discussion on the use of derivatives by Capital Markets, see Operating Review — Financial Services Operations — Capital Markets and Risk Management — Derivatives herein and Note 10 to the Consolidated Financial Statements.

AIGFP owns inventories in certain commodities in which it trades, and may reduce the exposure to market risk through the use of swaps, forwards, futures, and option contracts. Physical commodities are recorded at the lower of cost or fair value.

Trading securities, at fair value, and securities and spot commodities sold but not yet purchased, at fair value, are marked to fair value daily with the unrealized gain or loss recognized in income. These trading securities are purchased and sold as necessary to meet the risk management and business objectives of Capital Markets operations.

Asset Management

Asset Management invested assets include those supporting AIG’s Spread-Based Investment Business, proprietary investments of AIG Global Real Estate and other proprietary investments including investments originally acquired for warehouse purposes.

The Spread-Based Investment business strategy is to generate spread income from investments yielding returns greater than AIG’s cost of funds. The asset-liability relationship is actively managed. The goal of the business is to capture a spread between income earned on investments and the funding costs of the program while mitigating interest rate and foreign currency exchange rate risk. The invested assets are predominantly fixed maturity securities and include U.S. residential mortgage-backed securities, asset-backed securities and commercial mortgage-backed securities. In addition, the GIC program invests in various investment partnerships such as

158    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

hedge, private equity and affordable housing funds. The MIP sold credit protection by issuing predominantly single-name investment grade corporate credit default swaps with the intent to earn spread income on credit exposure in an unfunded and leveraged form.

AIG Global Real Estate maintains a proprietary investment portfolio of direct real estate investments and investments in real estate based joint ventures and partnerships. AIG Global Real Estate invests primarily in strategic and opportunistic development projects domiciled in the U.S., Europe and Asia. AIG Investments holds investments in various direct private equity and private equity funds that were originally acquired as warehouse investments targeted for future managed investment products but which are now considered proprietary investments.

Available for Sale and Held to Maturity Investments

The amortized cost or cost and fair value of AIG’s available for sale and held to maturity securities were as follows:

	December 31, 2008					December 31, 2007
	Amortized	Gross	Gross			Amortized	Gross	Gross
	Cost or	Unrealized	Unrealized		Fair	Cost or	Unrealized	Unrealized	Fair
	Cost	Gains	Losses		Value	Cost	Gains	Losses	Value
	(In millions)

Available for sale(a):
U.S. government and government sponsored entities	$4,433	$331	$(59)		$4,705	$7,956	$333	$(37)	$8,252
Obligations of states, municipalities and political subdivisions	62,718	1,150	(2,611)		61,257	46,087	927	(160)	46,854
Non-U.S. governments	62,176	6,560	(1,199)		67,537	67,023	3,920	(743)	70,200
Corporate debt	194,481	4,661	(13,523	)(b)	185,619	239,822	6,215	(4,518)	241,519
Mortgage-backed, asset-backed and collateralized	53,255	1,004	(6,933)		47,326	140,982	1,221	(7,703)	134,500

Total bonds	$377,063	$13,706	$(24,325)		$366,444	$501,870	$12,616	$(13,161)	$501,325
Equity securities	8,381	1,146	(719)		8,808	15,188	5,547	(463)	20,272

Total	$385,444	$14,852	$(25,044)		$375,252	$517,058	$18,163	$(13,624)	$521,597

Held to maturity(c):	$—	$—	$—		$—	$21,581	$609	$(33)	$22,157

(a)	At December 31, 2007, included AIGFP available for sale securities with a fair value of $39.3 billion, for which AIGFP elected the fair value option effective January 1, 2008, consisting primarily of corporate debt, mortgage-backed, asset-backed and CDO securities. At December 31, 2008, the fair value of these securities was $26.1 billion. At December 31, 2008 and December 31, 2007, fixed maturities held by AIG that were below investment grade or not rated totaled $19.4 billion and $27.0 billion, respectively. During the third quarter of 2008, AIG changed its intent to hold until maturity certain tax-exempt municipal securities held by its insurance subsidiaries. As a result, all securities previously classified as held to maturity are now classified in the available for sale category. See Note 1 to the Consolidated Financial Statements for additional information. Fixed maturity securities reported on the balance sheet include $442 million of short-term investments included in Securities lending invested collateral.

(b)	Financial institutions represent approximately 57 percent of the total gross unrealized losses at December 31, 2008.

(c)	Represents obligations of states, municipalities and political subdivisions. In 2008, AIG changed its intent to hold such securities to maturity.

At December 31, 2008, approximately 54 percent of the fixed maturity securities were in domestic entities. Approximately 28 percent of such domestic securities were rated AAA by one or more of the principal rating agencies. Approximately eight percent were below investment grade or not rated. AIG’s investment decision process relies primarily on internally generated fundamental analysis and internal risk ratings. Third-party rating

AIG 2008 Form 10-K    159

American International Group, Inc., and Subsidiaries

services’ ratings and opinions provide one source of independent perspectives for consideration in the internal analysis.

A significant portion of the foreign fixed maturity portfolio is rated by Moody’s, S&P or similar foreign rating services. Rating services are not available in all overseas locations. AIG’s Credit Risk Committee (CRC) closely reviews the credit quality of the foreign portfolio’s non-rated fixed maturity securities. At December 31, 2008, approximately 14 percent of the foreign fixed income investments were either rated AAA or, on the basis of AIG’s internal analysis, were equivalent from a credit standpoint to securities so rated. Approximately five percent were below investment grade or not rated at that date. Approximately one third of the foreign fixed maturity portfolio is sovereign fixed maturity securities supporting policy liabilities in the country of issuance.

For additional disclosures on investments, see Note 5 to the Consolidated Financial Statements.

The credit ratings of AIG’s fixed maturity investments were as follows:

	At December 31,
	2008	2007

Rating
AAA	22%	40%
AA	30	27
A	26	18
BBB	16	10
Below investment grade	4	4
Non-rated	2	1

Total	100%	100%

The industry categories of AIG’s available for sale corporate debt securities, other than those of AIGFP, were as follows:

	At December 31,
	2008	2007

Financial institutions:
Money Center /Global Bank Groups	20%	16%
Regional banks — other	5	6
Life insurance	4	5
Securities firms and other finance companies	4	6
Insurance non-life	5	2
Regional banks — North America	3	4
Other financial institutions	1	3
Utilities	13	11
Communications	8	8
Consumer noncyclical	8	7
Capital goods	6	6
Consumer cyclical	5	5
Energy	5	4
Other	13	17

Total*	100%	100%

*	At both December 31, 2008 and December 31, 2007, approximately 96 percent of these investments were rated investment grade.

160    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

Investments in RMBS, CMBS, CDOs and ABS

The amortized cost, gross unrealized gains (losses) and fair value of AIG’s investments in RMBS, CMBS, CDOs and ABS were as follows:

	At December 31,
	2008				2007
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(In millions)

Bonds — available for sale:
AIG, excluding AIGFP:
RMBS	$32,092	$645	$(2,985)	$29,752	$89,851	$433	$(5,504)	$84,780
CMBS	14,205	126	(3,105)	11,226	23,918	237	(1,156)	22,999
CDO/ABS	6,741	233	(843)	6,131	10,844	196	(593)	10,447

Subtotal, excluding
AIGFP	53,038	1,004	(6,933)	47,109	124,613	866	(7,253)	118,226
AIGFP*	217	—	—	217	16,369	355	(450)	16,274

Total	$53,255	$1,004	$(6,933)	$47,326	$140,982	$1,221	$(7,703)	$134,500

*	The December 31, 2007 amounts represent total AIGFP investments in mortgage-backed, asset-backed and collateralized securities for which AIGFP has elected the fair value option effective January 1, 2008. At December 31, 2008, the fair value of these securities was $12.4 billion. The December 31, 2008 amounts represent securities for which AIGFP has not elected the fair value option.

Investments in RMBS

The amortized cost, gross unrealized gains (losses) and estimated fair value of AIG’s investments in RMBS securities, other than those of AIGFP, were as follows:

	At December 31,
	2008					2007
		Gross	Gross				Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Percent	Amortized	Unrealized	Unrealized	Fair	Percent
	Cost	Gains	Losses	Value	of Total	Cost	Gains	Losses	Value	of Total
	(In millions)

RMBS:

U.S. agencies	$12,793	$537	$(22)	$13,308	45%	$14,575	$320	$(70)	$14,825	17%

Prime non-agency(a)	12,744	41	(1,984)	10,801	36	21,552	72	(550)	21,074	25

Alt-A	4,927	25	(743)	4,209	14	25,349	17	(1,620)	23,746	28

Other housing-related(b)	410	23	(54)	379	1	4,301	2	(357)	3,946	5

Subprime	1,218	19	(182)	1,055	4	24,074	22	(2,907)	21,189	25

Total	$32,092	$645	$(2,985)	$29,752	100%	$89,851	$433	$(5,504)	$84,780	100%

(a)	Includes foreign and jumbo RMBS-related securities.

(b)	Primarily wrapped second-lien.

AIG’s operations, other than AIGFP, held investments in RMBS with an estimated fair value of $29.8 billion at December 31, 2008, or approximately 5 percent of AIG’s total invested assets. On December 12, 2008, RMBS with an estimated fair value of $20.8 billion were sold to ML II in connection with AIG’s termination of the U.S. securities lending program. In addition, AIG’s insurance operations held investments with a fair value totaling $6.1 billion in CDOs/ABS, of which $14 million included some level of subprime exposure. AIG’s RMBS investments are predominantly in highly-rated tranches that contain substantial protection features through collateral subordination. At December 31, 2008, approximately 82 percent of these investments were rated AAA, and approximately 9 percent were rated AA by one or more of the principal rating agencies. AIG’s investments rated BBB or below totaled $1.8 billion, or less than 0.28 percent of AIG’s total invested assets at December 31, 2008. As of February 19, 2009, $5.3 billion of AIG’s RMBS portfolio had been downgraded as a result of rating agency actions since January 1, 2007, and $130 million of such investments had been upgraded. Of

AIG 2008 Form 10-K    161

American International Group, Inc., and Subsidiaries

the downgrades, $4.9 billion were AAA rated securities. In addition to the downgrades, as of February 19, 2009, the rating agencies had $951 million of RMBS on watch for downgrade.

In 2008, AIG collected approximately $7.5 billion of principal payments on RMBS.

The amortized cost of AIG’s RMBS investments, other than those of AIGFP, by year of vintage and credit rating, at December 31, 2008, were as follows:

	Year of Vintage
	Prior	2004	2005	2006	2007	2008	Total
	(In billions)

Rating:
Total RMBS
AAA	$6,924	$4,035	$3,965	$3,884	$4,207	$3,188	$26,203
AA	866	351	427	825	327	—	2,796
A	240	187	230	296	284	51	1,288
BBB and below	42	170	203	560	785	45	1,805

Total RMBS	$8,072	$4,743	$4,825	$5,565	$5,603	$3,284	$32,092

Alt-A RMBS
AAA	$677	$526	$662	$740	$832	$—	$3,437
AA	230	61	177	177	170	—	815
A	25	20	36	22	48	—	151
BBB and below	8	10	20	189	297	—	524

Total Alt-A	$940	$617	$895	$1,128	$1,347	$—	$4,927

Subprime RMBS
AAA	$228	$79	$74	$189	$60	$—	$630
AA	62	63	59	50	27	—	261
A	84	49	84	23	1	—	241
BBB and below	3	50	16	13	4	—	86

Total Subprime	$377	$241	$233	$275	$92	$—	$1,218

Prime non-agency RMBS
AAA	$2,746	$1,678	$1,445	$1,750	$1,675	$11	$9,305
AA	551	217	183	533	68	—	1,552
A	117	107	98	230	234	51	837
BBB and below	29	69	148	288	471	45	1,050

Total Subprime	$3,443	$2,071	$1,874	$2,801	$2,448	$107	$12,744

AIG’s underwriting practices for investing in RMBS, other asset-backed securities and CDOs take into consideration the quality of the originator, the manager, the servicer, security credit ratings, underlying characteristics of the mortgages, borrower characteristics, and the level of credit enhancement in the transaction. AIG’s strategy is typically to invest in securities rated AA or better.

162    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

Investments in CMBS

The amortized cost of AIG’s CMBS investments, other than those of AIGFP, at December 31, 2008, was as follows:

	Amortized	Percent
	Cost	of Total
	(In millions)

CMBS (traditional)	$13,033	92%
ReRemic/CRE CDO	583	4
Agency	159	1
Other	430	3

Total	$14,205	100%

The percentage of AIG’s CMBS investments, other than those of AIGFP, by credit rating, at December 31, 2008, was as follows:

Percentage

Rating:
AAA	84%
AA	8
A	6
BBB and below	2

Total	100%

The percentage of AIG’s CMBS investments, other than those of AIGFP, by year of vintage, at December 31, 2008, was as follows:

Percentage

Year:
2008	1%
2007	23
2006	11
2005	17
2004	19
2003 and prior	29

Total	100%

The percentage of AIG’s CMBS investments, other than those of AIGFP, by geographic region, at December 31, 2008, was as follows:

AIG 2008 Form 10-K    163

American International Group, Inc., and Subsidiaries

Percentage

Geographic region:
New York	15%
California	13
Texas	6
Florida	6
Virginia	3
Illinois	3
New Jersey	3
Pennsylvania	3
Maryland	2
Georgia	2
All Other	44

Total	100%

There have been disruptions in the commercial mortgage markets in general, and the CMBS market in particular, with credit default swaps indices and quoted prices of securities at levels consistent with a severe correction in lease rates, occupancy and fair value of properties. In addition, spreads in the primary mortgage market have widened significantly.

Investments in CDOs

The amortized cost of AIG’s CDO investments, other than those of AIGFP, by collateral type, at December 31, 2008, was as follows:

	Amortized	Percent
	Cost	of Total
	(In millions)

Collateral Type:
Bank loans (CLO)	$824	61%
Synthetic investment grade	210	16
Other	291	22
Subprime ABS	12	1

Total	$1,337	100%

Amortized cost of the AIG’s CDO investments, other than those of AIGFP, by credit rating, at December 31, 2008, was as follows:

	Amortized	Percent
	Cost	of Total
	(In millions)

Rating:
AAA	$386	29%
AA	180	13
A	574	43
BBB	168	13
Below investment grade and equity	29	2

Total	$1,337	100%

164    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

Commercial Mortgage Loans

At December 31, 2008, AIG had direct commercial mortgage loan exposure of $17.5 billion, with $15.9 billion representing U.S. loan exposure. At that date, substantially all of the U.S. loans were current. Foreign commercial mortgage loans of $1.6 billion are secured predominantly by properties in Japan. In addition, at December 31, 2008, AIG had $2.3 billion in residential mortgage loans in jurisdictions outside the United States, primarily secured by properties in Taiwan and Thailand.

The U.S. commercial loan exposure by state and type of loan, at December 31, 2008, were as follows:

(dollars in millions)
	# of								% of
State	Loans	Amount	Apartments	Offices	Retails	Industrials	Hotels	Others	Total

California	235	$4,357	$135	$1,835	$249	$1,089	$506	$543	27%
New York	79	1,816	345	1,118	178	40	48	87	11%
New Jersey	71	1,283	598	280	276	50	—	79	8%
Florida	108	1,048	46	393	245	116	29	219	7%
Texas	84	1,037	87	420	141	269	81	39	7%
Pennsylvania	76	643	105	194	162	149	18	15	4%
Ohio	63	444	212	53	75	50	41	13	3%
Maryland	27	418	35	200	173	2	4	4	3%
Arizona	20	368	121	54	62	14	9	108	2%
Illinois	35	362	67	167	13	61	49	5	2%
Other states	492	4,085	375	1,642	814	379	351	524	26%

Total	1,290	$15,861	$2,126	$6,356	$2,388	$2,219	$1,136	$1,636	100%

AIGFP Trading Investments

The fair value of AIGFP’s fixed maturity trading investments, at December 31, 2008, were as follows:

	Fair	Percent
	Value	of Total
	(In millions)

U.S. government and government sponsored entities	$9,594	37%
Non-U.S. governments	500	2
Corporate debt	3,530	13
Mortgage-backed, asset-backed and collateralized	12,445	48

Total	$26,069	100%

The credit ratings of AIGFP’s fixed maturity trading investments, at December 31, 2008, were as follows:

Percentage

Rating:
AAA	74%
AA	10
A	11
BBB	3
Below investment grade	2

Total	100%

AIG 2008 Form 10-K    165

American International Group, Inc., and Subsidiaries

The fair value of AIGFP’s trading investments in RMBS, CDO, ABS and other collateralized securities was as follows:

	At December 31,
	2008
	Fair	Percent
	Value	of Total
	(In millions)

RMBS	$3,679	30%
CMBS	2,020	16
CDO/ABS and other collateralized	6,746	54

Total	$12,445	100%

These securities are used to collateralize AIGFP’s secured financing arrangements including the obligations of its asset backed commercial paper conduit.

  Securities Lending Activities

AIG’s securities lending program historically operated as centrally managed by AIG Investments for the benefit of certain of AIG’s insurance companies. Under this program, securities were loaned to various financial institutions, primarily major banks and brokerage firms. Cash collateral was received and was invested in fixed maturity securities to earn a net spread. The amount of cash advanced by borrowers declined in 2008 due in part to the availability of alternative transactions requiring less collateral. During the fourth quarter of 2008, in connection with certain securities lending transactions, AIG met the requirements of sale accounting as prescribed by FAS 140 because collateral received was insufficient to fund substantially all of the cost of purchasing replacement assets. Accordingly, AIG recognized $2.4 billion of net realized capital losses on deemed sales of the securities it had lent. Also, net realized capital losses in 2008 included a loss of $2.3 billion, incurred in the fourth quarter of 2008, on RMBS prior to their purchase by ML II. Also see Note 5 to the Consolidated Financial Statements.

A significant portion of the collateral received was invested in RMBS with cash flows having tenors longer than the liabilities to the counterparties. The value of those collateral securities declined during the latter part of 2007 and throughout 2008 and trading in such securities was extremely limited. Given these events, AIG began increasing liquidity in the securities lending pool by increasing the amount of cash and overnight investments that in the third quarter of 2007 comprised the securities lending invested collateral.

Due to AIG-specific credit concerns and systemic issues in the financial markets in the third quarter of 2008, counterparties began curtailing their participation in the program. As a result, liquidity in the collateral pools became constrained. At September 30, 2008, AIG had borrowed approximately $11.5 billion under the Fed Facility to provide liquidity to the securities lending program.

On October 8, 2008, AIG announced that certain of its domestic life insurance subsidiaries had entered into a securities lending agreement with the NY Fed pursuant to which the NY Fed agreed to borrow, on an overnight basis, up to $37.8 billion in investment grade fixed income securities from these AIG subsidiaries in return for cash collateral. The Securities Lending Agreement assisted AIG in meeting its obligations to borrowers requesting the return of their cash collateral.

On December 12, 2008, AIG, certain of AIG’s wholly owned U.S. life insurance subsidiaries, and AIG Securities Lending Corp. (the AIG Agent), another AIG subsidiary, entered into the ML II Agreement with ML II.

Pursuant to the ML II Agreement, the life insurance subsidiaries sold to ML II all of their undivided interests in a pool of $39.3 billion face amount of RMBS held by the AIG Agent as agent of the life insurance subsidiaries in connection with AIG’s U.S. securities lending program. In exchange for the RMBS, the life insurance subsidiaries received an initial purchase price of $19.8 billion plus the right to receive deferred contingent portions of the total purchase price of $1 billion plus participation in the residual, each of which is subordinated to the repayment of the NY Fed loan to ML II. These life insurance subsidiaries applied the net cash proceeds of sale of the RMBS toward the amounts due by such life insurance subsidiaries in terminating both the U.S. securities lending program and the

166    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

Securities Lending Agreement. See Note 5 for further information on the transaction with ML II. At December 31, 2008, total securities lending collateral held by AIG of $3.8 billion represents the foreign securities lending program, which is expected to wind down in 2009. Securities lending payables amounted to $2.9 billion at December 31, 2008.

The recognition of other-than-temporary impairment charges for the securities lending collateral investments placed significant stress on the statutory surplus of the participating insurance companies. During 2008, AIG recognized other-than-temporary impairment charges of $18.2 billion related to these investments, including $6.9 billion of charges related to AIG’s change in intent to hold these securities to maturity as it winds this program down. During 2008, AIG contributed $21.5 billion to certain of its Domestic Life Insurance and Domestic Retirement Services subsidiaries, largely related to these charges.

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

AIG evaluates its investments for impairments in valuation as well as credit. The determination that a security has incurred an other-than-temporary decline in value requires the judgment of management and consideration of the fundamental condition of the issuer, its near-term prospects and all the relevant facts and circumstances. See Critical Accounting Estimates — Other-Than-Temporary Impairments herein for further information.

Once a security has been identified as other-than-temporarily impaired, the amount of such impairment is determined by reference to that security’s contemporaneous fair value and recorded as a charge to earnings.

As a result of AIG’s periodic evaluation of its securities for other-than-temporary impairments in value, AIG recorded other-than-temporary impairment charges of $50.8 billion, $4.7 billion (including $643 million related to AIGFP recorded on other income) and $944 million in 2008, 2007 and 2006, respectively.

In light of the recent significant disruption in the U.S. residential mortgage and credit markets, AIG has recognized an other-than-temporary impairment charge (severity loss) of $29.1 billion in 2008, primarily related to mortgage-backed, asset-backed and collaterized securities and securities of financial institutions. Notwithstanding AIG’s intent and ability to hold such securities until they have recovered their cost basis, and despite structures that indicate that a substantial amount of the securities should continue to perform in accordance with original terms, AIG concluded that it could not reasonably assert that the impairment would be temporary.

Pricing of CMBS has been adversely affected by market perceptions that underlying mortgage defaults will increase. As a result, AIG recognized $6.2 billion of other-than-temporary impairment charges in 2008 on CMBS valued at a severe discount to cost, despite the absence of any meaningful deterioration in performance of the underlying credits, because AIG concluded that it could not reasonably assert that the impairment period was temporary. In addition, AIG recognized $527 million in other-than-temporary impairment charges due to the change in intent to hold these CMBS until they recover in value and $245 million due to issuer-specific credit events.

Certain high quality, highly rated securities in the CMBS portfolio experienced severe market price declines in late 2008. With respect to this portfolio, AIG has performed extensive internal fundamental credit risk analysis on a security-by-security basis, including consideration of credit enhancements and expected defaults on underlying collateral. In management’s view, this internal analysis, supplemented by relevant industry analyst reports and forecasts and other market available data, provides persuasive evidence sufficient to overcome the premise that such severe declines in fair value below amortized cost should be considered other than temporary. As a result, impairment charges were not taken on certain CMBS having fair values $1.8 billion below amortized cost.

AIG 2008 Form 10-K    167

American International Group, Inc., and Subsidiaries

In addition to the above severity losses, AIG recorded other-than-temporary impairment charges in 2008, 2007 and 2006 related to:

•	securities that AIG does not intend to hold until recovery;

•	declines due to foreign exchange rates;

•	issuer-specific credit events;

•	certain structured securities impaired under EITF 99-20 and related interpretative guidance; and

•	other impairments, including equity securities and partnership investments.

Other-than-temporary impairment charges by segment were as follows:

		Life
		Insurance &
	General	Retirement	Financial	Asset
	Insurance	Services	Services	Management	Other	Total
	(In millions)

December 31, 2008
Impairment Type:
Severity	$2,667	$21,096	$94	$5,288	$1	$29,146
Lack of intent to hold to recovery	388	10,975	12	735	—	12,110
Foreign currency declines	—	1,903	—	—	—	1,903
Issuer-specific credit events	1,471	3,385	15	977	137	5,985
Adverse projected cash flows on structured securities	7	1,372	6	276	—	1,661

Total	$4,533	$38,731	$127	$7,276	$138	$50,805

December 31, 2007
Impairment Type:
Severity	$71	$1,070	$643	$416	$—	$2,200
Lack of intent to hold to recovery	91	885	7	71	—	1,054
Foreign currency declines	—	500	—	—	—	500
Issuer-specific credit events	113	177	—	69	156	515
Adverse projected cash flows on structured securities	1	166	—	279	—	446

Total	$276	$2,798	$650	$835	$156	$4,715

December 31, 2006
Impairment Type:
Lack of intent to hold to recovery	$13	$473	$—	$150	$—	$636
Issuer-specific credit events	65	131	—	66	—	262
Adverse projected cash flows on structured securities	—	37	—	9	—	46

Total	$78	$641	$—	$225	$—	$944

168    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

Other-than-temporary severity-related impairment charges by type of security and credit rating were as follows:

				Financial	Other
Rating:	RMBS	CDO	CMBS	Institutions	Securities	Total
	(In millions)

December 31, 2008*
Fixed Maturities:
AAA	$8,832	$369	$3,684	$66	$149	$13,100
AA	3,139	625	987	346	58	5,155
A	1,162	1,490	1,194	1,074	138	5,058
BBB and below	1,251	590	327	640	497	3,305
Nonrated	—	41	—	15	171	227
Equities	—	—	—	521	1,780	2,301

Total	$14,384	$3,115	$6,192	$2,662	$2,793	$29,146

December 31, 2007*
Fixed Maturities:
AAA	$168	$621	$—	$—	$—	$789
AA	870	53	6	—	—	929
A	66	32	77	—	—	175
BBB and below	28	—	52	—	—	80
Nonrated	—	—	—	—	227	227

Total	$1,132	$706	$135	$—	$227	$2,200

*	Ratings are as of the date of the impairment charge.

Financial institutions industry other-than-temporary impairment charges by industry classification were, at December 31, 2008, as follows:

		Lack of Intent to	Currency	Issuer-Specific
	Severity	Hold to Recovery	Decline	Credit Events	Total
	(In millions)

Industry Classification:
Banking	$1,568	$1,270	$267	$526	$3,631
Brokerage	186	172	26	1,356	1,740
Insurance	262	177	30	88	557
Other	646	511	21	167	1,345

Total	$2,662	$2,130	$344	$2,137	$7,273

Financial institutions other-than-temporary impairment charges were immaterial in 2007 and 2006.

No other-than-temporary impairment charge with respect to any one single credit was significant to AIG’s consolidated financial condition or results of operations, and no individual other-than-temporary impairment charge exceeded three percent of consolidated shareholders equity in 2008.

In periods subsequent to the recognition of an other-than-temporary impairment charge for fixed maturity securities, that is not credit or foreign exchange related, AIG generally accretes into income the discount or amortizes the reduced premium resulting from the reduction in cost basis over the remaining life of the security. The amount of accretion recognized in earnings for 2008 was $634 million.

AIG 2008 Form 10-K    169

American International Group, Inc., and Subsidiaries

An aging of the pre-tax unrealized losses of fixed maturity and equity securities, distributed as a percentage of cost relative to unrealized loss (the extent by which the fair value is less than amortized cost or cost), including the number of respective items was as follows:

	At December 31, 2008
	Less than or equal			Greater than 20%				Greater than 50%
	to 20% of Cost(b)			to 50% of Cost(b)				of Cost(b)			Total
		Unrealized			Unrealized				Unrealized			Unrealized
Aging(a)	Cost(c)	Loss	Items	Cost(c)	Loss		Items	Cost(c)	Loss(g)	Items	Cost(c)	Loss(d)	Items
	(Dollars in millions)

Investment grade bonds
0-6 months	$65,631	$3,679	9,213	$10,800	$3,076		1,803	$772	$198	33	$77,203	$6,953	11,049
7-12 months	44,863	3,119	6,295	12,152	3,269		1,291	667	368	62	57,682	6,756	7,648
> 12 months	32,604	2,976	4,707	20,330	5,920		2,534	1,550	889	93	54,484	9,785	7,334

Total	$143,098	$9,774	20,215	$43,282	$12,265		5,628	$2,989	$1,455	188	$189,369	$23,494	26,031

Below investment grade bonds
0-6 months	$4,785	$189	1,925	$668	$182		131	$—	$—	—	$5,453	$371	2,056
7-12 months	1,556	88	501	602	164		78	—	—	—	2,158	252	579
> 12 months	1,339	66	272	489	142		130	—	—	—	1,828	208	402

Total	$7,680	$343	2,698	$1,759	$488		339	$—	$—	—	$9,439	$831	3,037

Total bonds
0-6 months	$70,416	$3,868	11,138	$11,468	$3,258		1,934	$772	$198	33	$82,656	$7,324	13,105
7-12 months	46,419	3,207	6,796	12,754	3,433		1,369	667	368	62	59,840	7,008	8,227
> 12 months	33,943	3,042	4,979	20,819	6,062		2,664	1,550	889	93	56,312	9,993	7,736

Total(e)	$150,778	$10,117	22,913	$45,041	$12,753	(f)	5,967	$2,989	$1,455	188	$198,808	$24,325	29,068

Equity securities
0-6 months	$1,835	$165	38,389	$1,072	$349		960	$4	$2	89	$2,911	$516	39,438
7-12 months	386	43	244	446	156		300	6	4	47	838	203	591
> 12 months	—	—	—	—	—		—	—	—	—	—	—	—

Total	$2,221	$208	38,633	$1,518	$505		1,260	$10	$6	136	$3,749	$719	40,029

(a)	Represents the number of consecutive months that fair value has been less than cost by any amount.

(b)	Represents the percentage by which fair value is less than cost at the balance sheet date.

(c)	For bonds, represents amortized cost.

(d)	The effect on net income of unrealized losses after taxes will be mitigated upon realization because certain realized losses will be charged to participating policyholder accounts, or realization will result in current decreases in the amortization of certain DAC.

(e)	Includes securities lending invested collateral.

(f)	Of this $12.8 billion, $4.5 billion relates to RMBS, CMBS, CDOs and ABS with unrealized losses greater than 25 percent; and $791 million relates to RMBS, CMBS, CDOs and ABS with unrealized losses between 20 percent and 25 percent. The balance represents all other classes of fixed maturity securities.

(g)	Total bonds unrealized loss of $1.5 billion represents CMBS not deemed other than temporarily impaired based on credit analysis.

170    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

The aging of the unrealized losses of RMBS, CMBS, CDOs and ABS with fair values greater than 20 percent and 50 percent less than their cost at December 31, 2008 (in footnote (f) to the table above) is shown in the table below, which provides the period in which those securities in unrealized loss positions would become candidates for impairment solely because they have been trading at a discount for nine consecutive months (AIG’s other-than-temporary aging guideline) without regard to the level of discount (AIG’s other-than-temporary trading level guideline), assuming prices remained unchanged.

	First	Second	Third
	Quarter	Quarter	Quarter
	2009	2009	2009	Total
	(In millions)

Unrealized loss percent:
Greater than 25 percent	$46	$275	$4,181	$4,502
20 to less than 25 percent	$—	$—	$791	$791

Given the current difficult market conditions, AIG is not able to predict reasonably likely changes in the prices of these securities. Moreover, AIG is unable to assess the effect, if any, that potential sales of securities pursuant to TARP will have on the pricing of its available for sale securities.

  Unrealized gains and losses

At December 31, 2008, the carrying value of AIG’s available for sale fixed maturity and equity securities aggregated $375.3 billion. At December 31, 2008, aggregate pre-tax unrealized gains for fixed maturity and equity securities were $14.8 billion ($9.6 billion after tax).

At December 31, 2008, the aggregate pre-tax gross unrealized losses on fixed maturity and equity securities were $25.0 billion ($16.3 billion after tax). Additional information about these securities is as follows:

•	These securities were valued, in the aggregate, at approximately 88 percent of their current amortized cost.

•	Approximately 24 percent of these securities were valued at less than 20 percent of their current cost, or amortized cost.

•	Approximately five percent of the fixed maturity securities had issuer credit ratings which were below investment grade.

AIG did not consider these securities in an unrealized loss position to be other-than-temporarily impaired at December 31, 2008, because management has the intent and ability to hold these investments until they recover their cost basis within a recovery period deemed to be temporary. In performing this evaluation, management considered the market recovery periods for securities in previous periods of broad market declines. In addition, for certain securities with more significant declines, management performed extended fundamental credit analysis on a security-by-security basis including consideration of credit enhancements, expected defaults on underlying collateral, review of relevant industry analyst reports and forecasts and other market available data. In management’s view this analysis provides persuasive evidence sufficient to conclude that such severe declines in fair value below amortized cost should not be considered other than temporary.

In 2008, unrealized losses related to investment grade bonds increased $10.6 billion ($6.9 billion after tax), reflecting the widening of credit spreads, partially offset by the effects of a decline in risk-free interest rates.

AIG 2008 Form 10-K    171

American International Group, Inc., and Subsidiaries

The amortized cost and fair value of fixed maturity securities available for sale in an unrealized loss position by contractual maturity were as follows:

	At December 31, 2008
	Amortized Cost	Fair Value
	(In millions)

Due in one year or less	$6,037	$6,023
Due after one year through five years	41,782	37,862
Due after five years through ten years	48,025	42,439
Due after ten years	71,717	63,840
Mortgage-backed, asset-backed and collateralized	31,247	24,319

Total	$198,808	$174,483

For the year ended December 31, 2008, the pre-tax gross realized losses incurred with respect to the sale of fixed maturities and equity securities were $13.4 billion. The aggregate fair value of securities sold was $97 billion, which was approximately 88 percent of amortized cost. The average period of time that securities sold at a loss during 2008 were trading continuously at a price below book value was approximately eight months. See Risk Management — Credit Risk Management herein for an additional discussion of investment risks associated with AIG’s investment portfolio.

Certain of AIG’s foreign subsidiaries included in the consolidated financial statements report on a fiscal year ended November 30. The effect on AIG’s consolidated financial condition and results of operations of all material events occurring between November 30 and December 31 for all periods presented has been recorded. AIG determined the significant appreciation in world-wide fixed income and equity markets in December 2008 to be an intervening event that had a material effect on its consolidated financial condition and results of operations. AIG reflected the December 2008 market appreciation throughout its investment portfolio. Accordingly, AIG recorded $5.6 billion ($3.6 billion after tax) of unrealized appreciation on investments.

Risk Management

Overview

The continued unprecedented market turmoil, which began in the U.S. housing sector but which has expanded to other sectors of the economy, led to severe price declines and reduced liquidity of highly-rated asset-backed securities, including residential mortgage-backed securities and related collateralized debt obligations. Structured finance securities suffered the greatest valuation losses among fixed income asset classes, starting with residential mortgage-backed securities with sub-prime collateral in late 2007, followed by commercial mortgage-backed securities in late 2008. The current environment is such that liquidity is very limited in all fixed income and alternative asset classes.

AIG’s investment goal in its insurance investment portfolios is to purchase assets with acceptable credit quality that will generate over time an acceptable spread over AIG’s insurance related liabilities. The process by which AIG assesses acceptable credit quality is further described below under Credit Risk Management. Because accounting implications have not been a factor in determining AIG’s investment decisions, AIG has historically not set limits on its exposure to volatility of reported financial results from fluctuations in market credit spreads. The environment for securities pricing in 2008, resulting from widening of credit spreads of unprecedented proportions in many asset classes, has caused material and adverse effects on AIG’s results of operations, financial condition and cash flow.

The unanticipated price declines and associated reduction of liquidity exceeded the parameters historically used by AIG for purposes of its asset-liability and liquidity management processes. AIG is responding to these developments by enhancing its risk management processes and de-risking certain exposures, based upon enhanced scenario-related stress testing. AIG’s de-risking strategies have resulted in the following:

•	reduction of certain foreign exchange exposures at the local entity level by selling or hedging investments denominated in non-local currencies;

•	reduction of certain foreign exchange exposures at the AIG level by hedging non-U.S. dollar exposures; and

172    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

•	reduction of regulatory capital charges and volatility of earnings by selling certain equity and alternative investments, including common stock, mutual funds and real estate investments.

However, the continuation of such market turmoil and associated price declines and limited liquidity have severely constrained AIG’s ability to utilize techniques for mitigating its exposure to credit, market and liquidity risks.

AIG has been reassessing its risk management control environment and its enterprise risk management functions, both in its individual businesses as well as at the corporate level, in light of AIG’s current situation. AIG continues to invest in risk management systems and processes where those investments are consistent with AIG’s current liquidity, capital and disposition plans.

The major risks to which AIG is exposed include the following:

•	Credit risk — the potential loss arising from an obligor’s inability or unwillingness to meet its obligations to AIG.

•	Market risk — the potential loss arising from adverse fluctuations in interest rates, foreign currencies, equity and commodity prices, and their levels of volatility. Market risk includes credit spread risk, the potential loss arising from adverse fluctuations in credit spreads of securities or counterparties.

•	Operational risk — the potential loss resulting from inadequate or failed internal processes, people, and systems, or from external events.

•	Liquidity risk — the potential inability to meet all payment obligations when they become due.

•	General insurance risk — the potential loss resulting from inadequate premiums, insufficient reserves and catastrophic exposures.

•	Life insurance risk — the potential loss resulting from experience deviating from expectations for mortality, morbidity and termination rates in the insurance-oriented products and insufficient cash flows to cover contract liabilities in the retirement savings products.

AIG is also exposed to reputational risk, which is defined as the risk of direct loss or loss in future business because of damage to AIG’s reputation. Damage to the company’s reputation can arise from a large number of issues, including potential conflicts of interest; legal and regulatory requirements; ethical issues; and sales and trading practices. In addition, reputational risk can be both the cause of or result from the major risks outlined above.

The primary responsibility for risk management lies with the business executives within AIG’s segments. The business executives are responsible for establishing and maintaining risk management processes in their areas of activity under the risk management framework established by AIG senior management, and responding to their specific business needs and issues, including risk concentrations within their respective businesses. The primary focus of corporate risk management is to provide oversight of these processes in the businesses and to assess the risk of AIG incurring economic losses from concentrations of risk in the risk categories outlined above.

Corporate Risk Governance

AIG’s major risks are addressed at the corporate level through Enterprise Risk Management (ERM), which is headed by AIG’s Chief Risk Officer (CRO). ERM reports to the Chief Executive Officer and is responsible for assisting AIG’s business leaders, executive management and Board of Directors to identify, assess, quantify, manage and mitigate the risks incurred by AIG.

An important goal of ERM is to ensure that, after appropriate governance, authorities, procedures and policies have been established, aggregated risks do not result in inappropriate concentrations. Senior management defines the policies and has established general operating parameters for its global businesses and various oversight committees to monitor the risks attendant to its businesses. These committees include the Credit Risk Committee (CRC), Liquidity Risk Committee (LRC), Catastrophic & Emerging Risks Committee (CERC), Complex Structured Finance Transaction Committee (CSFTC) and Global and Regional Pricing Committees.

AIG 2008 Form 10-K    173

American International Group, Inc., and Subsidiaries

•	The CRC is responsible for the following:

•	approving credit risk policies and procedures for use throughout AIG;

•	delegating credit authority to business unit credit officers and select business unit managers;

•	approving transaction requests and limits for corporate, sovereign, structured finance and cross-border credit exposures that exceed delegated authorities;

•	establishing and maintaining AIG’s risk rating process for corporate, financial and sovereign obligors;

•	conducting regular reviews of credit risk exposures in the portfolios of all credit-incurring business units; and

•	reviewing all credit concentration risks.

•	The LRC is responsible for liquidity policy and implementation at AIG Parent and exercises oversight and control of liquidity policies at each AIG entity. See Capital Resources and Liquidity herein.

•	The CERC was formed in June 2008 to enhance and consolidate AIG’s existing processes to analyze, discuss, quantify and report to senior management the risks to AIG of potential catastrophic events that have been insured by AIG’s various divisions. The committee meets regularly and discusses potential events and emerging risks that may materialize in the future. The committee’s membership includes senior underwriting, actuarial, and risk management professionals.

•	A CSFT is any AIG transaction or product that may involve a heightened legal, regulatory, accounting or reputational risk that is developed, marketed or proposed by AIG or a third-party The CSFTC has the authority and responsibility to review and approve any proposed CSFT. The CSFTC provides guidance to and monitors the activities of transaction review committees (TRCs) which have been established in all major business units. TRCs have the responsibility to identify, review and refer CSFTs to the CSFTC.

AIG developed and implemented a Global Pricing Committee in the first quarter of 2008 to address the requirements of FAS 157. The Global Pricing Committee provides oversight of AIG’s pricing valuation practices and processes and has delegated operational responsibility to five Regional Pricing Committees to implement and monitor these practices within the underlying businesses of each respective region.

Credit Risk Management

AIG devotes considerable resources to managing its direct and indirect credit exposures, such as those arising from fixed income investments, deposits, corporate and consumer loans, leases, reinsurance recoverables, counterparty risk in derivatives activities, cessions of insurance risk to reinsurers and customers, credit risk assumed through credit derivatives written, financial guarantees and letters of credit. Credit risk is defined as the risk that AIG’s customers or counterparties are unable or unwilling to repay their contractual obligations when they become due. Credit risk may also be manifested: (i) through the downgrading of credit ratings of counterparties whose credit instruments AIG may be holding, or, in some cases, insuring, causing the value of the assets to decline or insured risks to rise; and (ii) as cross-border risk where a country (sovereign government risk) or one or more non-sovereign obligors within a country are unable to repay an obligation or are unable to provide foreign exchange to service a credit or equity exposure incurred by another AIG business unit located outside that country.

AIG’s credit risks are managed at the corporate level by the Credit Risk Management department (CRM) whose primary role is to support and supplement the work of the businesses and the CRC. CRM is headed by AIG’s Chief Credit Officer (CCO), who reports to AIG’s CRO. AIG’s CCO is primarily responsible for the development and maintenance of credit risk policies and procedures approved by the CRC. In discharging this function CRM has the following responsibilities:

•	approve delegated credit authorities to CRM credit executives and business unit credit officers;

•	manage the approval process for all requests for credit limits, program limits and transactions above delegated authorities;

174    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

•	aggregate globally all credit exposure data by counterparty, country and industry and report risk concentrations regularly to and review with the CRC and the Finance Committee of the Board of Directors;

•	administer regular portfolio credit reviews of all investment, derivative and credit-incurring business units and recommend any corrective actions where required;

•	develop methodologies for quantification and assessment of credit risks, including the establishment and maintenance of AIG’s internal risk rating process; and

•	approve appropriate credit reserves and methodologies at the business unit and enterprise levels.

The CRC also approves concentration limits on U.S. and international business unit consumer loan portfolios, including the mortgage insurance activities of UGC. In addition, the CRC is also responsible for establishing concentration limits on AIG Investments’ exposures in U.S. and international residential and commercial mortgage-backed securities and collateralized debt obligations.

AIG monitors and controls its company-wide credit risk concentrations and attempts to avoid unwanted or excessive risk accumulations, whether funded or unfunded. To minimize the level of credit risk in certain circumstances, AIG may require third-party guarantees, reinsurance or collateral, such as letters of credit and trust account deposits. These guarantees, letters of credit and reinsurance recoverables are also treated as credit exposure and are added to AIG’s risk concentration exposure data.

AIG defines its aggregate credit exposures to a counterparty as the sum of its fixed maturities, loans, finance leases, reinsurance recoverables, derivatives (mark-to-market), deposits and letters of credit (both in the case of financial institutions) and the specified credit equivalent exposure to certain insurance products which embody credit risk.

The following table presents AIG’s largest credit exposures as a percentage of total shareholders’ equity:

	At December 31, 2008
			Credit Exposure
			as a Percentage of Total
Category	Risk Rating(a)		Shareholders’ Equity

Investment Grade:
10 largest combined	A+ (weighted average	)(b)	173.8%
Single largest non-sovereign (financial institution)	A-		19.2
Single largest corporate	AA		9.4
Single largest sovereign	AAA		35.6
Non-Investment Grade:
Single largest sovereign	BB-		3.3
Single largest non-sovereign	BB		1.4

(a)	Risk rating is based on the lower of AIG’s internal risk ratings or the external ratings of the major rating agencies.

(b)	Five of the ten largest credit exposures are to financial institutions and four are to investment-grade rated sovereigns; none is rated lower than BBB or its equivalent.

AIG monitors its aggregate cross-border exposures by country and regional group of countries. AIG defines its cross-border exposure to include both cross-border credit exposures and its cross-border investments in its own international subsidiaries. Ten countries had cross-border exposures in excess of 20 percent of total shareholders’ equity at December 31, 2008. At that date, seven were AAA-rated two were AA-rated and one was A-rated.

In addition, AIG reviews and manages its industry concentrations. AIG’s single largest industry credit exposure is to the global financial institutions sector, comprised of banks, securities firms, life and non-life insurance companies, reinsurance companies, finance companies and government-sponsored entities.

AIG 2008 Form 10-K    175

American International Group, Inc., and Subsidiaries

The following table presents AIG’s largest credit exposures to the global financial institution sector as a percentage of total consolidated shareholders’ equity:

Credit Exposure
as a Percentage of
Consolidated
At December 31, 2008	Shareholders’ Equity

Industry Category:
Money Center / Global Bank Groups	160.0%
Global Life Insurance Companies	30.8
European Regional Financial Institutions	28.2
Global Reinsurance Companies	21.2
Global Securities Companies	18.8
Asian Regional Financial Institutions	15.8
North American-Based Regional Financial Institutions	15.7
Government-Sponsored Entities	12.8
Non-Life Insurance Companies	12.5

AIG’s exposure to its five largest money center/global bank group institutions was 65.6 percent of shareholders’ equity at December 31, 2008.

AIG’s exposure to global financial institutions includes $6.6 billion of preferred stock and Tier 1 securities, $1.4 billion of upper Tier 2 securities and $7.5 billion of lower Tier 2 securities. These securities can be subject to a higher risk of dividend or interest deferral and principal non-payment or non-redemption because they provide various levels of capital support to these institutions, and may be subject to regulatory and contractual restrictions. These securities are held by various AIG subsidiaries and are diversified by obligor and country. In addition, AIG’s financial institution exposures include other subordinated securities totaling $20.0 billion.

AIG’s other industry credit concentrations in excess of 20 percent of total consolidated shareholders’ equity are in the following industries (in descending order by approximate size):

•	oil and gas companies;

•	electric and water utilities; and

•	global telecommunications companies.

Some of AIG’s exposures are insured (“wrapped”) by financial guarantor insurance companies, also known as “monoline insurers”, which at December 31, 2008, provided AIG over $36 billion (carrying value) in financial support. The monoline insurers, many of which now have non-investment grade credit ratings, provide support predominantly in the United States. AIG does not rely on the monoline insurance as its principal source of repayment when evaluating securities for purchase. All investment securities are evaluated primarily based on the underlying cash flow generation capacities of the issuer or cash flow characteristics of the security.

The CRC reviews quarterly concentration reports in all categories listed above as well as credit trends by risk ratings. The CRC may adjust limits to provide reasonable assurance that AIG does not incur excessive levels of credit risk and that AIG’s credit risk profile is properly calibrated across business units.

Market Risk Management

AIG is exposed to market risks, primarily within its insurance and capital markets businesses (see Overview — Outlook — Financial Services on Capital Markets regarding its market risk issues and management as transactions in that business are wound down). For AIG’s insurance operations, the asset-liability exposures are predominantly structural in nature, and not the result of speculative positioning to take advantage of short-term market opportunities. For example, the business model of life insurance and retirement savings is to collect premiums or deposits from policyholders and invest the proceeds in predominantly long-term, credit based assets. A spread is earned over time between the asset yield and the funding cost payable to policyholders. The asset and liability profiles are managed so that the cash flows resulting from invested assets are sufficient to meet policyholder obligations when

176    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

they become due without the need to sell assets prematurely into a potentially distressed market. In periods of severe market volatility, as currently being experienced, depressed and illiquid market values on otherwise performing investments diminish shareholders’ equity even without the realization of actual credit event related losses. Such diminution of capital strength is causing downward pressure on the market’s assessment of the financial strength and the credit ratings of insurers.

The Market Risk Management function (MRM), which reports to the CRO, is responsible for control and oversight of market risks in all aspects of AIG’s financial services, insurance, and investment activities.

AIG’s market exposures can be categorized as follows:

•	Benchmark interest rates. Benchmark interest rates are also known as risk-free interest rates and are associated with either the government / treasury yield curve or the swap curve. The fair value of AIG’s significant fixed maturity securities portfolio changes as benchmark interest rates change.

•	Credit spread or risk premium. Credit spread risk is the potential for loss due to a change in an instrument’s risk premium or yield relative to that of a comparable-duration, default-free instrument.

•	Equity and alternative investment prices. AIG’s exposure to equity and alternative investment prices arises from direct investments in common stocks and mutual funds, from minimum benefit guarantees embedded in the structure of certain variable annuity and variable life insurance products and from other equity-like investments, such as partnerships comprised of hedge funds and private equity funds, private equity investments, commercial real estate and real estate funds.

•	Foreign currency exchange rates. AIG is a globally diversified enterprise with significant income, assets and liabilities denominated in and significant capital deployed in a variety of currencies.

AIG uses a number of measures and approaches to measure and quantify its market risk exposure, including:

•	Duration / key rate duration. Duration is the measure of the sensitivities of a fixed-income instrument to the parallel shift in the benchmark yield curve. Key rate duration measures sensitivities to the movement at a given term point on the yield curve.

•	Scenario analysis. Scenario analysis uses historical, hypothetical, or forward-looking macro-economic scenarios to assess and report exposures. Examples of hypothetical scenarios include a 100 basis point parallel shift in the yield curve or a 10 percent immediate and simultaneous decrease in world-wide equity markets.

•	Value-at-Risk (VaR). VaR is a summary statistical measure that uses the estimated volatility and correlation of market factors to calculate the maximum loss that could occur over a defined period of time with a specified level of statistical confidence. VaR measures not only the size of individual exposures but also the interaction between different market exposures, thereby providing a portfolio approach to measuring market risk. A key shortcoming of the VaR approach is its reliance on historical data, making VaR calculations essentially “backward looking.” This shortcoming was most evident during the current credit crisis.

•	Stress testing. Stress testing is a special form of scenario analysis whereby the scenarios used are designed to lead to a material adverse outcome (for example, the stock market crash of October 1987 or the widening of yields or spread of RMBS or CMBS during 2008). Stress testing is often used to address VaR shortcomings and complement VaR calculations. Particularly in times of significant volatility in financial markets, using stress scenarios provides more pertinent and forward-looking information on market risk exposure than VaR results based upon historical data alone.

The magnitudes of volatilities of financial markets and degree of correlation among different markets, risks and asset classes in 2008 were unprecedented and rendered the VaR measure that is based on historical data analysis a much less reliable and indicative risk measure. As a result, AIG believes that the historical data based VaR measure does not effectively convey the market risks to which AIG is subject. Therefore, as an alternative, AIG has used sensitivities under specific scenarios to convey the magnitude of its exposures to various key market risk factors, such as yield curve, equity markets and alternative assets, and foreign currency exchange rates. For Insurance, Asset Management, and Financial Services (excluding Capital Markets), these sensitivities and scenarios are shown in the table below.

AIG 2008 Form 10-K    177

American International Group, Inc., and Subsidiaries

Insurance, Asset Management and Financial Services (excluding Capital Markets) Sensitivities

The following table provides estimates of AIG’s sensitivity to a yield curve upward shift, equity losses and foreign currency exchange rate losses at December 31, 2008:

	Exposure	Sensitivity Factor	Effect
(dollars in millions)

Yield Curve	$500,000	100 bps parallel upward shift in all yield curves	$23,500
Equity and Alternative Investments	$47,000	15% drop in stock prices and value of alternative investments	$7,050
Foreign Currency Exchange Rates	$17,000	10% depreciation of all foreign currency exchange rates against the U.S. dollar	$1,700

Exposures for yield curves include assets that are directly sensitive to yield curve movements, such as fixed-maturity securities, loans, finance receivables and short-term investments (excluding consolidated separate account assets per SOP 03-1). Exposures for equity and alternative investment prices include investments in common stocks, preferred stocks, mutual funds, hedge funds, private equity funds, commercial real estate and real estate funds (excluding consolidated separate account assets per SOP 03-1 and consolidated managed partnerships and funds). Exposures to foreign currency exchange rates reflect AIG’s consolidated non-U.S. dollar net capital investments on a GAAP basis.

The above sensitivities of a 100 bps upward shift in yield curves, a 15 percent drop in equities and alternative assets, and a 10 percent depreciation of all foreign currency exchange rates against the U.S. dollar were chosen solely for illustrative purposes. The selection of these specific events should not be construed as a prediction, but only as a demonstration of the potential effects of such events. These scenarios should not be construed as the only risks AIG faces; these events are shown as an indication of several possible losses AIG could experience. In addition, losses from these and other risks could be materially higher than illustrated.

The sensitivity factors presented above were selected based on historical data from 1987 to 2007, as follows (see the table below):

•	a 100 basis point parallel shift in the yield curve is consistent with a one standard deviation movement of the benchmark ten-year treasury yield;

•	a 15 percent drop for equity and alternative investments is consistent with a one standard deviation movement in the S&P 500; and

•	a 10 percent depreciation of foreign currency exchange rates is consistent with a one standard deviation movement in the USD/JPY exchange rate.

		Standard	Suggested	Scenario as a	2008 Change/	2008 as a
	Period	Deviation	Scenario	Multiple of SD	Return	Multiple of SD

10-Year Treasury (bps)	1987-2007	98.1%	100.0%	1.0	(185.0)%	1.9
S&P 500	1987-2007	16.1%	15.0%	0.9	(38.5)%	2.4
USD/JPY	1987-2007	10.0%	10.0%	1.0	23.3%	2.3

Total non-trading market risk based on AIG’s previously reported VaR measure resulted in total non-trading market risk of $10.4 billion at December 31, 2008 compared to $5.6 billion at December 31, 2007. The increase in VaR primarily results from much higher volatilities in financial markets and by a significant decrease in benchmark interest rates globally.

Operational Risk Management

AIG’s Operational Risk Management department (ORM) oversees AIG’s operational risk management practices. The Director of ORM reports to the CRO. ORM is responsible for establishing the framework, principles and guidelines of AIG’s operational risk management program. AIG has implemented an operational risk management framework and a risk and control self assessment (RCSA) process.

178    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

Each business unit is responsible for implementing the components of the operational risk management program to ensure that effective operational risk management practices are utilized throughout AIG. Business units are currently in the process of enhancing their governance frameworks in order to perform more robust risk assessments. In addition, business units involved in the disposition process will be engaged in the assessment of the specific operational risks attendant to a separation from AIG.

Insurance Risk Management

Reinsurance

AIG uses reinsurance programs for its insurance risks as follows:

•	Facultative agreements to cover large individual exposures;

•	Quota share treaties to cover specific books of business;

•	Excess-of-loss treaties to cover large losses;

•	Excess or surplus automatic treaties to cover individual life risks in excess of stated per-life retention limits; and

•	Catastrophe treaties to cover specific catastrophes, including earthquake, windstorm and flood.

AIG monitors its exposures to natural catastrophes and takes corrective actions to limit its exposure with respect to particular geographic areas, companies, or perils. During the fourth quarter of 2008, Lexington reduced its exposure to natural catastrophes by approximately $900 million through facultative reinsurance placements.

AIG’s Reinsurance Security Department (RSD) conducts periodic detailed assessments of the financial status and condition of current and potential reinsurers, both foreign and domestic. The RSD monitors both the nature of the risks ceded to the reinsurers and the aggregation of total reinsurance recoverables ceded to reinsurers. Such assessments may include, but are not limited to, identifying if a reinsurer is appropriately licensed and has sufficient financial capacity and evaluating the local economic environment in which a foreign reinsurer operates.

The RSD reviews the nature of the risks ceded to reinsurers and the need for credit risk mitigants. For example, in AIG’s treaty reinsurance contracts, AIG frequently includes provisions that require a reinsurer to post collateral when a referenced event occurs. Furthermore, AIG limits its unsecured exposure to reinsurers through the use of credit triggers which include but are not limited to, insurer financial strength rating downgrades, declines in statutory surplus below pre-determined levels, decreases in NAIC risk-based capital (RBC) below certain levels, or setting maximum limits for reinsurance recoverables. In addition, AIG’s CRC reviews all reinsurer exposures and credit limits and approves most large reinsurer credit limits above pre-set limits that represent actual or potential credit concentrations. AIG believes that no exposure to a single reinsurer represents an inappropriate concentration of risk to AIG, nor is AIG’s business substantially dependent upon any single reinsurance contract.

AIG enters into intercompany reinsurance transactions for its General Insurance and Life Insurance & Retirement Services operations. AIG enters into these transactions as a sound and prudent business practice in order to maintain underwriting control and spread insurance risk among AIG’s various legal entities and to leverage economies of scale with external reinsurers. When required for statutory recognition, AIG obtains letters of credit from third-party financial institutions to collateralize these intercompany transactions. At December 31, 2008, approximately $5.4 billion of letters of credit were outstanding to cover intercompany reinsurance transactions among subsidiaries.

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

AIG purchased U.S. property catastrophe coverage of approximately $1.35 billion and $1.1 billion in 2009 and 2008, respectively, in excess of a per occurrence deductible of $1.5 billion. In addition, AIG purchased over $640 million in workers’ compensation catastrophe reinsurance that was not purchased in 2008. For Life Insurance & Retirement Services, AIG’s 2008 catastrophe program covers losses of $250 million in excess of

AIG 2008 Form 10-K    179

American International Group, Inc., and Subsidiaries

$200 million for Japan and Taiwan only. No assurance can be given that AIG will be able to obtain this level of coverage in 2009.

Reinsurance Recoverable

General reinsurance recoverable assets are comprised of:

•	Balances due from reinsurers for indemnity losses and loss expenses billed to, but not yet collected from, reinsurers (Paid Losses Recoverable);

•	Ultimate ceded reserves for indemnity losses and expenses, including reserves for claims reported but not yet paid and estimates for IBNR (collectively, Ceded Loss Reserves); and

•	Ceded Reserves for Unearned Premiums.

At December 31, 2008, reinsurance assets of $21.9 billion include Paid Losses Recoverable of $1.3 billion and Ceded Loss Reserves of $16.8 billion, and $4.2 billion of Ceded Reserves for Unearned Premiums. The methods used to estimate IBNR and to establish the resulting ultimate losses involve projecting the frequency and severity of losses over multiple years and are continually reviewed and updated by management. Any adjustments are reflected in income currently. It is AIG’s belief that the ceded reserves for losses and loss expenses at December 31, 2008 reflect the ultimate losses recoverable. Actual losses may differ from the reserves currently ceded.

AIG manages the credit risk in its reinsurance relationships by transacting with reinsurers that it considers financially sound, and when necessary AIG requires reinsurers to post substantial collateral in the form of funds, securities and/or irrevocable letters of credit. This collateral can be drawn on for amounts that remain unpaid beyond specified time periods on an individual reinsurer basis. At December 31, 2008, approximately 55 percent of the reinsurance assets were from unauthorized reinsurers. The terms authorized and unauthorized pertain to regulatory categories, not creditworthiness. More than 52 percent of these balances were collateralized, permitting statutory recognition. Additionally, with the approval of insurance regulators, AIG posted approximately $1.6 billion of letters of credit issued by commercial banks and $2.9 billion of trust in favor of certain General Insurance companies to permit those companies statutory recognition of balances otherwise uncollateralized at December 31, 2008. The remaining 45 percent of the reinsurance assets were from authorized reinsurers. At December 31, 2008, approximately 84 percent of the balances with respect to authorized reinsurers are from reinsurers rated A (excellent) or better, as rated by A.M. Best, or A (strong) or better, as rated by S&P. These ratings are measures of financial strength.

The following table provides information for each reinsurer representing in excess of five percent of AIG’s total reinsurance assets:

		A.M.	Gross	Percent of		Uncollateralized
	S&P	Best	Reinsurance	Reinsurance	Collateral	Reinsurance
At December 31, 2008	Rating(a)	Rating(a)	Assets	Assets, Net	Held(b)	Assets
	(In millions)

Reinsurer:
Swiss Reinsurance Group of Companies	A+	A+	$1,665	7.3%	$380	$1,285
Berkshire Hathaway Group of Companies	AAA	A++	$1,341	5.8%	$131	$1,210
Munich Reinsurance Group of Companies	AA-	A+	$1,274	5.6%	$539	$735
Lloyd’s Syndicates — Lloyd’s of London(c)	A+	A	$1,051	4.6%	$128	$923

(a)	The financial strength ratings reflect the ratings of the various reinsurance subsidiaries of the companies listed as of February 18, 2009.

(b)	Excludes collateral held in excess of applicable treaty balances.

(c)	Excludes Equitas gross reinsurance assets that are unrated, which are less than five percent of AIG’s general reinsurance assets.

180    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

AIG maintains an allowance for estimated unrecoverable reinsurance of $425 million. At December 31, 2008, AIG had no significant reinsurance recoverables due from any individual reinsurer that was financially troubled (i.e., liquidated, insolvent, in receivership or otherwise subject to formal or informal regulatory restriction). In the current environment of weaker economic conditions and strained financial markets, certain reinsurers are reporting losses and could be subject to rating downgrades. AIG’s reinsurance recoverable exposures are primarily to the regulated subsidiaries of such companies which are subject to minimum regulatory capital requirements. The RSD, in conjunction with CRM, is reviewing these developments, is monitoring compliance with credit triggers that may require the reinsurer to post collateral, and, as appropriate, will seek to use other means to mitigate any material risks arising from these developments.

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

Insurance Operations

AIG’s multiple insurance businesses conducted on a global basis expose AIG to a wide variety of risks with different time horizons. These risks are managed throughout the organization, both centrally and locally, through a number of procedures, including:

•	pre-launch approval of product design, development and distribution;

•	underwriting approval processes and authorities;

•	exposure limits with ongoing monitoring;

•	modeling and reporting of aggregations and limit concentrations at multiple levels (policy, line of business, product group, country, individual/group, correlation and catastrophic risk events);

•	compliance with financial reporting and capital and solvency targets;

•	extensive use of reinsurance, both internal and third-party; and

•	review and establishment of reserves.

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

AIG 2008 Form 10-K    181

American International Group, Inc., and Subsidiaries

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

Natural disasters, such as hurricanes, earthquakes and other catastrophes have the potential to adversely affect AIG’s operating results. Other risks, such as an outbreak of a pandemic disease, such as the Avian Influenza A Virus (H5N1), could adversely affect AIG’s business and operating results to an extent that may be only partially offset by reinsurance programs.

AIG evaluates catastrophic events and assesses the probability of occurrence and magnitude of catastrophic events through the use of industry recognized models, among other techniques. AIG updates these models by periodically monitoring the exposure risks of AIG’s worldwide General Insurance operations and adjusting such models accordingly. Following is an overview of modeled losses associated with the more significant natural perils, which includes exposures for Commercial Insurance Group, Personal Lines, Foreign General, HSB and 21st Century Insurance (21st Century). Transatlantic utilizes a different model, and its results are presented separately below. Significant Life and accident and health (A&H) exposures have been added to these results as well. The modeled results assume that all reinsurers fulfill their obligations to AIG in accordance with their terms.

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

The modeled results provided in the table below were based on the aggregate exceedence probability (AEP) losses, which represent total property, workers’ compensation, life, and A&H losses that may occur in any single year from one or more natural events. The Life and A&H data include exposures for United States, Japan and Taiwan earthquakes. These represent the largest share of Life and A&H exposures to earthquakes. A&H losses were modeled using April 2008 data, and Life losses were modeled using May 2008 data for Japan and Taiwan and February 2007 data for the United States. The property exposures for AIG’s largest property exposures, Lexington commercial lines and Private Client Group, were modeled with data as of September 2008, and June 2008 data was used for most other divisions. All reinsurance program structures, including both domestic and international structures, reflect the reinsurance programs in place as of January 31, 2009. The values provided were based on 100-year return period losses, which have a one percent likelihood of being exceeded in any single year. Thus, the model projects that there is a one percent probability that AIG could incur in any year losses in excess of the

182    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

modeled amounts for these perils. Losses include loss adjustment expenses and the net values include reinstatement premiums.

		Net of 2009	Net After	% of Consolidated
At December 31, 2008	Gross	Reinsurance	Income Tax	Shareholders’ Equity
	(In millions)

Natural Peril:
Earthquake	$7,905	$4,480	$2,912	5.5%
Tropical Cyclone*	$7,598	$4,518	$2,937	5.6%

*	Includes hurricanes, typhoons and European Windstorms.

Gross earthquake and tropical cyclone modeled losses increased $2.3 billion and $1.8 billion, respectively, compared to 2007 while net losses increased $1.1 billion and $1.1 billion, respectively, compared to 2007. These increases are primarily due to exposure growth and the inclusion of Ascot.

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

Single-event modeled property and workers’ compensation losses to AIG’s worldwide portfolio of risk for key geographic areas are set forth below. Gross values represent AIG’s liability after the application of policy limits and deductibles, and net values represent losses after reinsurance is applied; the net losses also include reinsurance reinstatement premiums. Both gross and net losses include loss adjustment expenses.

		Net of 2009
	Gross	Reinsurance
	(In millions)

Natural Peril:
San Francisco Earthquake	$8,617	$4,966
Miami Hurricane	$7,912	$4,362
Northeast Hurricane	$6,128	$3,857
Los Angeles Earthquake	$7,646	$4,491
Gulf Coast Hurricane	$5,410	$3,065
Japanese Earthquake	$747	$397
European Windstorm	$418	$152
Japanese Typhoon	$253	$119

AIG also monitors key international property risks utilizing modeled statistical return period losses. Based on these simulations, the 100-year return period loss for Japanese Earthquake is $335 million gross and $180 million net; the 100-year return period loss for European Windstorm is $577 million gross and $186 million net; and the 100-year return period loss for Japanese Typhoon is $504 million gross and $172 million net.

The losses provided above do not include Transatlantic. The one in 100-year AEP amounts for AIG’s share (59 percent) of Transatlantic are as follows:

	At December 31, 2008
		Net of 2009	Net After
	Gross	Reinsurance	Income Tax
	(In millions)

Natural Peril:
AIG’s Share of Transatlantic Earthquake	$452	$406	$264
AIG’s Share of Transatlantic Tropical Cyclone	$618	$577	$375

AIG 2008 Form 10-K    183

American International Group, Inc., and Subsidiaries

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

Terrorism risk is monitored to manage AIG’s exposure. AIG shares its exposures to terrorism risks under the Terrorism Risk Insurance Act (TRIA). During 2008, AIG’s deductible under TRIA was approximately $4.2 billion, with a 15 percent share of certified terrorism losses in excess of the deductible. As of January 1, 2009, the deductible decreased to approximately $3.8 billion, with a 15 percent share of certified terrorism losses in excess of the deductible.

Life Insurance & Retirement Services

In Life Insurance & Retirement Services, the primary risks are the following:

•	Pricing risk, which represents the potential exposure to loss resulting from actual policy experience emerging adversely in comparison to the assumptions made in product pricing associated with mortality, morbidity, termination and expenses; and

•	Investment risk, which represents the exposure to loss resulting from the cash flows from the invested assets being less than cash flows required to meet the obligations of the expected policy and contract liabilities and the necessary return on investments.

AIG businesses manage these risks through product design, exposure limitations and the active management of the asset-liability relationship in their operations. The emergence of significant adverse experience would require an adjustment to DAC and benefit reserves that could have a material adverse effect on AIG’s consolidated results of operations for a particular period. For a further discussion of this risk, see Item 1A. Risk Factors — Adjustments to Life Insurance & Retirement Services Deferred Policy Acquisition Costs.

AIG’s Foreign Life Insurance & Retirement Services companies generally limit their maximum underwriting exposure on life insurance of a single life to approximately $5 million of coverage in certain circumstances. AIG’s Domestic Life Insurance and Domestic Retirement Services companies limit their maximum underwriting exposure on life insurance of a single life to $15 million of coverage in certain circumstances by using yearly renewable term reinsurance. In Life Insurance & Retirement Services, the reinsurance programs provide risk mitigation per life for individual and group covers and for catastrophic risk events.

Pandemic Influenza

The potential for a pandemic influenza outbreak has received much attention. While outbreaks of the Avian Flu continue to occur among poultry or wild birds in a number of countries in Asia, Europe, including the U.K., and Africa, transmission to humans has been rare to date. If the virus mutates to a form that can be transmitted from human to human, it has the potential to spread rapidly worldwide. If such an outbreak were to take place, early quarantine and vaccination could be critical to containment.

The contagion and mortality rates of any mutated H5N1 virus that can be transmitted from human to human are highly speculative. AIG continues to monitor the developing facts. A significant global outbreak could have a material adverse effect on Life Insurance & Retirement Services operating results and liquidity from increased mortality and morbidity rates.

Utilizing a scenario-based approach, AIG has analyzed its insurance risk associated with this peril. For a severe event, considered to be a recurrence of the 1918 Pandemic Flu, the analysis indicates AIG could incur a pre-tax loss of approximately $6.2 billion if this event were to recur. For a mild event, considered to be a recurrence of the 1968

184    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

Pandemic Flu, the analysis indicates AIG could incur a pre-tax loss of approximately $0.6 billion if this event were to recur. The analyses were based on 2007 policy data representing approximately 95 percent of AIG’s individual life, group life and credit life books of business, net of reinsurance at that point in time. This estimate does not include claims that could be made under other policies, such as business interruption or general liability policies, and does not reflect estimates for losses resulting from disruption of AIG’s own business operations or asset losses that may arise out of such a pandemic. The model used to generate these estimates has been developed only recently. The reasonableness of the model and its underlying assumptions cannot readily be verified by reference to comparable historical events. As a result, AIG’s actual losses from a pandemic influenza outbreak are likely to vary significantly from those predicted by the model.

Financial Services

AIG’s Financial Services subsidiaries engage in diversified activities including aircraft leasing, capital markets, consumer finance and insurance premium finance. Together, the Aircraft Leasing, Capital Markets and Consumer Finance operations generate the majority of the revenues produced by the Financial Services operations. A.I. Credit also contributes to Financial Services income principally by providing insurance premium financing for both AIG’s policyholders and those of other insurers.

Capital Markets

Capital Markets represents the operations of AIGFP, which engaged as principal in a wide variety of financial transactions, including standard and customized financial products involving commodities, credit, currencies, energy, equities and interest rates. AIGFP also invested in a diversified portfolio of securities and principal investments and engaged in borrowing activities that involve issuing standard and structured notes and other securities and entering into GIAs. Given the extreme market conditions experienced in 2008, downgrades of AIG’s credit ratings by the rating agencies, as well as because of AIG’s intent to refocus on its core businesses, AIGFP has begun to unwind its businesses and portfolios.

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

AIGFP actively manages its exposures to limit potential economic losses, and in doing so, AIGFP must continually manage a variety of exposures including credit, market, liquidity, operational and legal risks.

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

In addition, AIGFP utilizes various credit enhancements, including letters of credit, guarantees, collateral, credit triggers, credit derivatives and margin agreements to reduce the credit risk relating to its outstanding financial derivative transactions. AIGFP requires credit enhancements in connection with specific transactions based on, among other things, the creditworthiness of the counterparties, and the transaction’s size and maturity. Furthermore, AIGFP generally seeks to enter into agreements that have the benefit of set-off and close-out netting provisions. These provisions provide that, in the case of an early termination of a transaction, AIGFP can set off its receivables from a counterparty against its payables to the same counterparty arising out of all covered transactions. As a result, where a legally enforceable netting agreement exists, the fair value of the transaction with the counterparty represents the net sum of estimated fair values. The fair value of AIGFP’s interest rate, currency, commodity and equity swaps, options, swaptions, and forward commitments, futures, and forward contracts approximated

AIG 2008 Form 10-K    185

American International Group, Inc., and Subsidiaries

$16.0 billion at December 31, 2008 and $17.1 billion at December 31, 2007. Where applicable, these amounts have been determined in accordance with the respective master netting agreements.

AIGFP evaluates the counterparty credit quality by reference to ratings from rating agencies or, where such ratings are not available, by internal analysis consistent with the risk rating policies of the CRC. In addition, AIGFP’s credit approval process involves pre-set counterparty and country credit exposure limits subject to approval by the CRC and, for particularly credit-intensive transactions, requires approval from the CRC. AIG estimates that the average credit rating of Capital Markets derivatives counterparties, measured by reference to the fair value of its derivative portfolio as a whole, is equivalent to the AA rating category.

The fair value of Capital Markets derivatives portfolios by counterparty credit rating was as follows:

	At December 31,
	2008	2007
	(In millions)

Rating:
AAA	$3,278	$5,069
AA	4,963	5,166
A	5,815	4,796
BBB	1,694	1,801
Below investment grade	251	302

Total	$16,001	$17,134

See Critical Accounting Estimates and Note 10 for additional discussion related to derivative transactions.

Capital Markets Trading VaR

AIGFP attempts to minimize risk in benchmark interest rates, equities, commodities and foreign exchange. Market exposures in option-implied volatilities, correlations and basis risks are also minimized over time.

AIGFP’s minimal reliance on market risk-driven revenue is reflected in its VaR. AIGFP’s VaR calculation is based on the interest rate, equity, commodity and foreign exchange risk arising from its portfolio. Credit-related factors, such as credit spreads or credit default, are not included in AIGFP’s VaR calculation. Because the market risk with respect to securities available for sale, at market, is substantially hedged, segregation of the financial instruments into trading and other than trading was not considered necessary. AIGFP operates under established market risk limits based upon this VaR calculation. In addition, AIGFP back-tests its VaR.

In the calculation of VaR for AIGFP, AIG uses the historical simulation methodology based on estimated changes to the value of all transactions under explicit changes in market rates and prices within a specific historical time period. AIGFP attempts to secure reliable and independent current market prices, such as published exchange prices, external subscription services, such as Bloomberg or Reuters, or third-party or broker quotes. When such prices are not available, AIGFP uses an internal methodology that includes extrapolation from observable and verifiable prices nearest to the dates of the transactions. Historically, actual results have not deviated from these models in any material respect.

AIGFP reports its VaR level using a 95 percent confidence level and a one-day holding period, facilitating risk comparison with AIGFP’s trading peers and reflecting the fact that market risks can be actively assumed and offset in AIGFP’s trading portfolio.

186    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

The following table presents the year-end, average, high, and low VaRs on a diversified basis and of each component of market risk for Capital Markets operations. The diversified VaR is usually smaller than the sum of its components due to correlation effects.

		For the Year Ended				For the Year Ended
	As of	December 31, 2008			As of	December 31, 2007
	December 31, 2008	Average	High	Low	December 31, 2007	Average	High	Low
	(In millions)

Total AIG trading market risk:
Diversified	$3	$5	$9	$3	$5	$5	$8	$4
Interest rate	2	2	4	1	3	2	3	2
Currency	2	1	4	—	1	1	2	1
Equity	2	2	4	2	3	3	5	2
Commodity	1	4	7	1	3	3	7	2

See Valuation of Level 3 Assets and Liabilities for a comprehensive discussion of AIGFP’s super senior credit default swap portfolio.

Aircraft Leasing

AIG’s Aircraft Leasing operations represent the operations of ILFC, which generates its revenues primarily from leasing new and used commercial jet aircraft to foreign and domestic airlines. Revenues also result from the re-marketing of commercial jet aircraft for ILFC’s own account and re-marketing and fleet management services for airlines and financial institutions. Risks inherent in this business, which are managed at the business unit level, include the following:

•	the risk that there will be no market for the aircraft acquired;

•	the risk that aircraft cannot be placed with lessees;

•	the risk of non-performance by lessees; and

•	the risk that aircraft and related assets cannot be disposed of at the time and in a manner desired.

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

ILFC’s revenues and operating income may be adversely affected by the volatile competitive environment in which its customers operate. ILFC is exposed to operating loss and liquidity strain through non-performance of aircraft lessees, through owning aircraft which it is unable to sell or re-lease at acceptable rates at lease expiration, and, in part, through committing to purchase aircraft which it is unable to lease.

To date ILFC manages the risk of nonperformance by its lessees with security deposit requirements, repossession rights, overhaul requirements and close monitoring of industry conditions through its marketing force. More than 90 percent of ILFC’s fleet is leased to non-U.S. carriers, and the fleet, comprised of the most efficient aircraft in the airline industry, continues to be in high demand from such carriers.

Management formally reviews regularly, and no less frequently than quarterly, issues affecting ILFC’s fleet, including events and circumstances that may cause impairment of aircraft values. Management evaluates aircraft in the fleet as necessary based on these events and circumstances in accordance with FAS 144. ILFC has not recognized any impairment related to its fleet in 2008, 2007 or 2006. ILFC has been able to re-lease the aircraft without diminution in lease rates that would result in an impairment under FAS 144.

AIG 2008 Form 10-K    187

American International Group, Inc., and Subsidiaries

Consumer Finance

AIG’s Consumer Finance operations in North America are principally conducted through AGF. AGF derives most of its revenues from finance charges assessed on real estate loans, secured and unsecured non-real estate loans and retail sales finance receivables. In the second quarter of 2008, AGF ceased its wholesale origination activities (originations through mortgage brokers).

AIG’s foreign consumer finance operations are principally conducted through AIGCFG. AIGCFG operates primarily in emerging and developing markets. AIGCFG has operations in Argentina, China, Brazil, Hong Kong, Mexico, the Philippines, Poland, Taiwan, Thailand, India and Colombia. AIGCFG is currently considering the sale of all or a portion of its operations.

Many of AGF’s borrowers are non-prime or subprime. The real estate loans are comprised principally of first-lien mortgages on residential real estate generally having a maximum term of 360 months, and are considered non-conforming. The real estate loans are principally closed-end accounts and fixed rate products. AGF does not offer mortgage products with borrower payment options that allow for negative amortization of the principal balance. The majority of AGF’s non-real estate loans are secured by consumer goods, automobiles or other personal property. Both secured and unsecured non-real estate loans and retail sales finance receivables generally have a maximum term of 60 months.

Current economic conditions, such as interest rate and employment levels, can have a direct effect on the borrowers’ ability to repay these loans. AGF manages the credit risk inherent in its portfolio by using credit scoring models at the time of credit applications, established underwriting criteria and review procedures. AGF systematically monitors the quality of the finance receivables portfolio and determines the appropriate level of the allowance for losses through its Credit Strategy and Policy Committee. This Committee bases its conclusions on quantitative analyses, qualitative factors, current economic conditions and trends, and each Committee member’s experience in the consumer finance industry.

The overall credit quality of AGF’s finance receivable portfolio deteriorated during 2008 due to negative economic fundamentals and the aging of the real estate loan portfolio. Based upon anticipated difficult economic conditions for the U.S. consumer, AGF expects credit quality to remain under pressure in the remainder of 2009.

At December 31, 2008, the 60-day delinquency rate for the entire portfolio increased by 215 basis points to 4.99 percent compared to December 31, 2007, while the 60-day delinquency rate for real estate loans increased by 247 basis points to 5.11 percent. For 2008, AGF’s net charge-off rate increased to 2.08 percent compared to 1.16 percent in 2007.

AGF’s allowance for finance receivable losses as a percentage of outstanding receivables was 4.61 percent at December 31, 2008 compared to 2.36 percent at December 31, 2007.

AIGCFG monitors the quality of its finance receivable portfolio and determines the appropriate level of the allowance for losses through several internal committees. These committees base their conclusions on quantitative analysis, qualitative factors, current economic conditions and trends, political and regulatory implications, competition and the judgment of the committees’ members.

AIG’s Consumer Finance operations are exposed to credit risk and risk of loss resulting from adverse fluctuations in interest rates and payment defaults. Credit loss exposure is managed through a combination of underwriting controls, mix of finance receivables, collateral and collection efficiency. Large product programs and exposures to certain high risk products are subject to CRC approval.

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

188    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

periodic reviews by the CRC. In addition, transactions are referred to the Asset Management investment committees for approval of investment decisions.

The majority of the credit and market risk exposures within Asset Management results from the Spread-Based Investment business and the investment activities of AIG Global Real Estate and to a lesser extent, assets originally acquired for warehouse purposes.

In the Spread-Based Investment business, the primary risk is investment risk, which represents the exposure to loss resulting from the cash flows from the invested assets being less than the cash flows required to meet the obligations of the liabilities and the necessary return on investments. Credit risk is also a significant component of the investment strategy for these businesses. Market risk is taken in the form of duration and convexity risk. While AIG generally maintains a matched asset-liability relationship, it may occasionally determine that it is economically advantageous to be in an unmatched duration position. The risks in the Spread-Based Investment business are managed through exposure limitations, active management of the investment portfolios and close oversight of the asset-liability relationship.

AIG Global Real Estate is exposed to the general conditions in global real estate markets and the credit markets. Such exposure can subject Asset Management to delays in real estate property development and sales, additional carrying costs and in turn affect operating results within the segment. Also negatively affecting current market conditions is the lack of available funding for development, repositioning and refinancing. These risks are mitigated through the underwriting process, transaction and contract terms and conditions and portfolio diversification by type of project, sponsor, real estate market and country. AIG’s exposure to real estate investments is monitored on an ongoing basis by the Asset Management Real Estate Investment Committee.

Asset Management is also exposed to market and liquidity risk with respect to the warehoused investing activities of AIG Investments. During the warehousing period, AIG bears the cost and risks associated with carrying these investments and may consolidate them on its balance sheet and records the operating results until the investments are transferred, sold or otherwise divested. Changes in market conditions may negatively affect the fair value of these warehoused investments. As a result of AIG’s restructuring initiatives, AIG Investments’ intended launch of new products and funds for which these warehouse investments were targeted have been indefinitely postponed. Accordingly, AIG will retain all current warehouse investments with a net asset value of $1.1 billion at December 31, 2008 as permanent balance sheet investments until such time that they can be divested. Further, certain of these warehoused investments include unfunded investment commitments of $720 million at December 31, 2008 which are to be funded over the next three to five years.

Recent Accounting Standards

Accounting Changes

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements.”

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”

In April 2007, the FASB issued FSP FIN 39-1, which modifies FASB Interpretation (FIN) No. 39, “Offsetting of Amounts Related to Certain Contracts.”

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.”

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (FSP EITF 99-20-1).

Future Application of Accounting Standards

In December 2007, the FASB issued FAS 141 (revised 2007), “Business Combinations.”

AIG 2008 Form 10-K    189

American International Group, Inc., and Subsidiaries

In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.”

In February 2008, the FASB issued FSP No. FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.”

In March 2008, the FASB issued FAS 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.”

In May 2008, the FASB issued FAS 162, “The Hierarchy of Generally Accepted Accounting Principles.”

In June 2008, the FASB ratified the consensus reached by the EITF on Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock.”

In September 2008, the FASB issued FASB Staff Position No. FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An amendment of FASB Statement No. 133 and FASB Interpretation No. 45.”

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employer’s Disclosures about Postretirement Benefit Plan Assets.”

For further discussion of these recent accounting standards and their application to AIG, see Note 1(hh) to the Consolidated Financial Statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 8.	Financial Statements and Supplementary Data

American International Group, Inc. and Subsidiaries Index to Financial Statements and Schedules

190    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of American International Group, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of American International Group, Inc. and its subsidiaries (AIG) at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, AIG maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). AIG’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on AIG’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As described in Note 1 to the consolidated financial statements, as of January 1, 2008, AIG adopted a new framework for measuring fair value and elected an option to report selected financial assets and liabilities at fair value. Also, AIG changed the manner in which it accounts for internal replacements of certain insurance and investment contracts, uncertainty in income taxes, and changes or projected changes in the timing of cash flows relating to income taxes generated by leveraged lease transactions on January 1, 2007, and certain employee benefit plans as of December 31, 2006.

As discussed in Notes 1 and 23 to the consolidated financial statements, AIG has received substantial financial support from the Federal Reserve Bank of New York (NY Fed) and the United States Department of Treasury (US Treasury). AIG is dependent upon the continued financial support of the NY Fed and US Treasury.

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

/s/  PricewaterhouseCoopers LLP
New York, New York
March 2, 2009

AIG 2008 Form 10-K    191

American International Group, Inc., and Subsidiaries

Consolidated Balance Sheet

	December 31,
	2008	2007
	(In millions)

Assets:
Investments:
Fixed maturity securities:
Bonds available for sale, at fair value (amortized cost: 2008 — $373,600; 2007 — $433,327)	$363,042	$437,675
Bonds held to maturity, at amortized cost (fair value: 2008 — $0; 2007 — $22,157)	—	21,581
Bond trading securities, at fair value	37,248	10,258
Securities lending invested collateral, at fair value (cost: 2008 — $3,906; 2007 — $80,641)	3,844	75,662
Equity securities:
Common and preferred stocks available for sale, at fair value (cost: 2008 — $8,381; 2007 — $15,188)	8,808	20,272
Common and preferred stocks trading, at fair value	12,335	25,297
Mortgage and other loans receivable, net of allowance (amount measured at fair value:
2008 — $131)	34,687	33,727
Finance receivables, net of allowance	30,949	31,234
Flight equipment primarily under operating leases, net of accumulated depreciation	43,395	41,984
Other invested assets (amount measured at fair value: 2008 — $19,196; 2007 — $20,827)	51,978	59,477
Securities purchased under agreements to resell, at fair value in 2008	3,960	20,950
Short-term investments (amount measured at fair value: 2008 — $19,316)	46,666	51,351

Total investments	636,912	829,468
Cash	8,642	2,284
Investment income due and accrued	5,999	6,587
Premiums and insurance balances receivable, net of allowance	17,330	18,395
Reinsurance assets, net of allowance	23,495	23,103
Trade receivables	1,901	672
Current and deferred income taxes	11,734	—
Deferred policy acquisition costs	45,782	43,914
Real estate and other fixed assets, net of accumulated depreciation	5,566	5,518
Unrealized gain on swaps, options and forward transactions, at fair value	13,773	14,104
Goodwill	6,952	9,414
Other assets, including prepaid commitment asset of $15,458 in 2008 (amount measured at fair value:
2008 — $369; 2007 — $4,152)	31,190	16,218
Separate account assets, at fair value	51,142	78,684

Total assets	$860,418	$1,048,361

See Accompanying Notes to Consolidated Financial Statements.

192    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

Consolidated Balance Sheet — (Continued)

	December 31,
	2008	2007
	(In millions, except share data)

Liabilities:
Liability for unpaid claims and claims adjustment expense	$89,258	$85,500
Unearned premiums	25,735	27,703
Future policy benefits for life and accident and health insurance contracts	142,334	136,387
Policyholder contract deposits (amount measured at fair value: 2008 — $5,458; 2007 — $295)	226,700	258,459
Other policyholder funds	13,240	12,599
Commissions, expenses and taxes payable	5,436	6,310
Insurance balances payable	3,668	4,878
Funds held by companies under reinsurance treaties	2,133	2,501
Current and deferred income taxes	—	3,823
Securities sold under agreements to repurchase (amount measured at fair value: 2008 — $4,508)	5,262	8,331
Trade payables	977	6,445
Securities and spot commodities sold but not yet purchased, at fair value	2,693	4,709
Unrealized loss on swaps, options and forward transactions, at fair value	6,238	18,031
Trust deposits and deposits due to banks and other depositors (amount measured at fair value:
2008 — $30)	4,498	4,903
Commercial paper and extendible commercial notes	613	13,114
Federal Reserve Bank of New York commercial paper funding facility	15,105	—
Federal Reserve Bank of New York credit facility	40,431	—
Other long-term debt (amount measured at fair value: 2008 — $16,595)	137,054	162,935
Securities lending payable	2,879	81,965
Other liabilities (amount measured at fair value: 2008 — $1,355; 2007 — $3,262)	22,296	24,761
Separate account liabilities	51,142	78,684
Minority interest	10,016	10,522

Total liabilities	807,708	952,560

Commitments, contingencies and guarantees (See Note 14)
Shareholders’ equity:
Preferred Stock, Series D; liquidation preference of $10,000 per share; issued: 2008 — 4,000,000	20	—
Common stock, $2.50 par value; 5,000,000,000 shares authorized; shares issued 2008 — 2,948,038,001; 2007 — 2,751,327,476	7,370	6,878
Additional paid-in capital	72,466	2,848
Payments advanced to purchase shares	—	(912)
Retained earnings (accumulated deficit)	(12,368)	89,029
Accumulated other comprehensive income (loss)	(6,328)	4,643
Treasury stock, at cost; 2008 — 258,368,924; 2007 — 221,743,421 shares of common stock (including 119,283,433 and 119,293,487 shares, respectively, held by subsidiaries)	(8,450)	(6,685)

Total shareholders’ equity	52,710	95,801

Total liabilities and shareholders’ equity	$860,418	$1,048,361

See Accompanying Notes to Consolidated Financial Statements.

AIG 2008 Form 10-K    193

American International Group, Inc., and Subsidiaries

Consolidated Statement of Income (Loss)

	Years Ended December 31,
	2008	2007	2006
	(In millions, except per share data)

Revenues:
Premiums and other considerations	$83,505	$79,302	$74,213
Net investment income	12,222	28,619	26,070
Net realized capital gains (losses)	(55,484)	(3,592)	106
Unrealized market valuation losses on AIGFP super senior credit default swap portfolio	(28,602)	(11,472)	—
Other income (loss)	(537)	17,207	12,998

Total revenues	11,104	110,064	113,387

Benefits, claims and expenses:
Policyholder benefits and claims incurred	63,299	66,115	60,287
Policy acquisition and other insurance expenses	27,565	20,396	19,413
Interest expense	17,007	4,751	3,657
Restructuring expenses and related asset impairment and other expenses	758	—	—
Other expenses	11,236	9,859	8,343

Total benefits, claims and expenses	119,865	101,121	91,700

Income (loss) before income tax expense (benefit), minority interest and cumulative effect of change in accounting principles	(108,761)	8,943	21,687

Income tax expense (benefit):
Current	1,706	3,219	5,489
Deferred	(10,080)	(1,764)	1,048

Total income tax expense (benefit)	(8,374)	1,455	6,537

Income (loss) before minority interest and cumulative effect of change in accounting principles	(100,387)	7,488	15,150

Minority interest	1,098	(1,288)	(1,136)

Income (loss) before cumulative effect of change in accounting principles	(99,289)	6,200	14,014

Cumulative effect of change in accounting principles, net of tax	—	—	34

Net income (loss)	$(99,289)	$6,200	$14,048

Earnings (loss) per common share:
Basic
Income (loss) before cumulative effect of change in accounting principles	$(37.84)	$2.40	$5.38
Cumulative effect of change in accounting principles, net of tax	—	—	0.01

Net income (loss)	$(37.84)	$2.40	$5.39

Diluted
Income (loss) before cumulative effect of change in accounting principles	$(37.84)	$2.39	$5.35
Cumulative effect of change in accounting principles, net of tax	—	—	0.01

Net income (loss)	$(37.84)	$2.39	$5.36

Weighted average shares outstanding:
Basic	2,634	2,585	2,608
Diluted	2,634	2,598	2,623

See Accompanying Notes to Consolidated Financial Statements.

194    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

Consolidated Statement of Shareholders’ Equity

	Years Ended December 31,
	Amounts			Shares
	2008	2007	2006	2008	2007	2006
	(In millions, except share and per share data)

Preferred Stock, Series D:
Balance, beginning of year	$—	$—	$—	—	—	—
Issuances	20	—	—	4,000,000	—	—

Balance, end of year	20	—	—	4,000,000	—	—

Common stock:
Balance, beginning of year	6,878	6,878	6,878	2,751,327,476	2,751,327,476	2,751,327,476
Issuances	492	—	—	196,710,525	—	—

Balance, end of year	7,370	6,878	6,878	2,948,038,001	2,751,327,476	2,751,327,476

Additional paid-in capital:
Balance, beginning of year	2,848	2,590	2,339
Excess of proceeds over par value of common stock issued	6,851	—	—
Excess of proceeds over par value of preferred stock issued	39,889	—	—
Issuance of warrants	91	—	—
Present value of future contract adjustment payments related to issuance of equity units	(431)	—	—
Consideration received for Series C preferred stock not yet issued	23,000	—	—
Excess of cost over proceeds of common stock issued under stock plans	(120)	(98)	(128)
Other	338	356	379

Balance, end of year	72,466	2,848	2,590

Payments advanced to purchase shares:
Balance, beginning of year	(912)	—	—
Payments advanced	(1,000)	(6,000)	—
Shares purchased	1,912	5,088	—

Balance, end of year	—	(912)	—

Retained earnings (accumulated deficit):
Balance, beginning of year	89,029	84,996	72,330
Cumulative effect of change in accounting principles, net of tax	(1,003)	(203)	308

Adjusted balance, beginning of year	88,026	84,793	72,638
Net income (loss)	(99,289)	6,200	14,048
Dividends to common shareholders ($0.42, $0.77 and $0.65 per share, respectively)	(1,105)	(1,964)	(1,690)

Balance, end of year	(12,368)	89,029	84,996

Accumulated other comprehensive income (loss):
Unrealized appreciation (depreciation) of investments, net of tax:
Balance, beginning of year	4,375	10,083	8,348
Cumulative effect of change in accounting principles, net of tax	(105)	—	—

Adjusted balance, beginning of year	4,270	10,083	8,348
Unrealized appreciation (depreciation) of investments, net of reclassification adjustments	(13,670)	(8,046)	2,574
Income tax benefit (expense)	4,948	2,338	(839)

Balance, end of year	(4,452)	4,375	10,083

AIG 2008 Form 10-K    195

American International Group, Inc., and Subsidiaries

Consolidated Statement of Shareholders’ Equity — (Continued)

	Years Ended December 31,
	Amounts			Shares
	2008	2007	2006	2008	2007	2006
	(In millions, except share and per share data)

Foreign currency translation adjustments, net of tax:
Balance, beginning of year	880	(305)	(1,241)
Translation adjustment	(1,423)	1,325	1,283
Income tax benefit (expense)	356	(140)	(347)

Balance, end of year	(187)	880	(305)

Net derivative gains (losses) arising from cash flow hedging activities, net of tax:
Balance, beginning of year	(87)	(27)	(25)
Net deferred gains (losses) on cash flow hedges, net of reclassification adjustments	(156)	(133)	13
Income tax benefit (expense)	52	73	(15)

Balance, end of year	(191)	(87)	(27)

Retirement plan liabilities adjustment, net of tax:
Balance, beginning of year	(525)	(641)	(115)
Net gain (loss)	(1,313)	197	—
Prior service credit	(12)	(24)	—
Minimum pension liability adjustment	—	—	80
Income tax benefit (expense)	352	(57)	(74)
Adjustment to initially apply FAS 158, net of tax	—	—	(532)

Balance, end of year	(1,498)	(525)	(641)

Accumulated other comprehensive income (loss), end of year	(6,328)	4,643	9,110

Treasury stock, at cost:
Balance, beginning of year	(6,685)	(1,897)	(2,197)	(221,743,421)	(150,131,273)	(154,680,704)
Shares purchased	(1,912)	(5,104)	(20)	(37,931,370)	(76,519,859)	(288,365)
Shares issued under stock plans	146	305	291	1,290,431	4,958,345	4,579,913
Other	1	11	29	15,436	(50,634)	257,883

Balance, end of year	(8,450)	(6,685)	(1,897)	(258,368,924)	(221,743,421)	(150,131,273)

Total shareholders’ equity, end of year	$52,710	$95,801	$101,677

See Accompanying Notes to Consolidated Financial Statements.

196    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

Consolidated Statement of Cash Flows

	Years Ended December 31,
	2008	2007	2006
	(In millions)

Summary:
Net cash provided by (used in) operating activities	$755	$35,171	$6,252
Net cash provided by (used in) investing activities	47,484	(67,834)	(66,914)
Net cash provided by (used in) financing activities	(41,919)	33,307	60,241
Effect of exchange rate changes on cash	38	50	114

Change in cash	6,358	694	(307)
Cash at beginning of year	2,284	1,590	1,897

Cash at end of year	$8,642	$2,284	$1,590

Cash flows from operating activities:
Net income (loss)	$(99,289)	$6,200	$14,048

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in income (loss):
Unrealized market valuation losses on AIGFP super senior credit default swap portfolio	$28,602	$11,472	$—
Net (gains) losses on sales of securities available for sale and other assets	5,572	(1,349)	(763)
Foreign exchange transaction (gains) losses	(2,958)	(104)	1,795
Net unrealized (gains) losses on non-AIGFP derivatives and other assets and liabilities	23,575	116	(713)
Equity in (income) loss from equity method investments, net of dividends or distributions	5,410	(4,760)	(3,990)
Amortization of deferred policy acquisition costs	12,400	11,602	11,578
Depreciation and other amortization	3,523	3,913	3,564
Provision for mortgage, other loans and finance receivables	1,445	646	495
Other-than-temporary impairments	50,958	4,715	944
Impairments of goodwill and other assets	4,538	—	—
Amortization of costs related to Federal Reserve Bank of New York credit facility	11,218	—	—
Changes in operating assets and liabilities:
General and life insurance reserves	11,787	16,242	12,930
Premiums and insurance balances receivable and payable — net	(258)	(207)	(1,214)
Reinsurance assets	(565)	923	1,665
Capitalization of deferred policy acquisition costs	(14,610)	(15,987)	(15,486)
Investment income due and accrued	364	(401)	(249)
Funds held under reinsurance treaties	(163)	(151)	(1,612)
Other policyholder funds	763	1,374	(498)
Income taxes receivable and payable — net	(8,992)	(3,709)	2,003
Commissions, expenses and taxes payable	(1)	989	408
Other assets and liabilities — net	(2,567)	3,255	(444)
Trade receivables and payables — net	(6,698)	2,243	(198)
Trading securities	2,746	(2,850)	(7,936)
Net unrealized (gain) loss on swaps, options and forward transactions (net of collateral)	(37,996)	1,413	(1,482)
Securities purchased under agreements to resell	16,971	9,341	(16,568)
Securities sold under agreements to repurchase	(3,020)	(11,391)	9,552
Securities and spot commodities sold but not yet purchased	(2,027)	633	(1,899)
Finance receivables and other loans held for sale — originations and purchases	(349)	(5,145)	(10,822)
Sales of finance receivables and other loans — held for sale	558	5,671	10,603
Other, net	(182)	477	541

Total adjustments	100,044	28,971	(7,796)

Net cash provided by operating activities	$755	$35,171	$6,252

See Accompanying Notes to Consolidated Financial Statements

AIG 2008 Form 10-K    197

American International Group, Inc., and Subsidiaries

Consolidated Statement of Cash Flows — (Continued)

	Years Ended December 31,
	2008	2007	2006
	(In millions)

Cash flows from investing activities:
Proceeds from (payments for)
Sales of fixed maturity securities available for sale and hybrid investments	$104,099	$87,691	$93,146
Maturities of fixed maturity securities available for sale and hybrid investments	18,837	44,629	19,686
Sales of equity securities available for sale	10,969	9,616	12,475
Maturities of fixed maturity securities held to maturity	126	295	205
Sales of trading securities	29,909	—	—
Sales of flight equipment	430	303	697
Sales or distributions of other invested assets	17,314	14,109	14,084
Payments received on mortgage and other loans receivable	7,229	9,062	5,227
Principal payments received on finance receivables held for investment	12,282	12,553	12,586
Funding to establish Maiden Lane III LLC	(5,000)	—	—
Purchases of fixed maturity securities available for sale and hybrid investments	(115,625)	(139,184)	(145,802)
Purchases of equity securities available for sale	(8,813)	(10,933)	(14,482)
Purchases of fixed maturity securities held to maturity	(88)	(266)	(197)
Purchases of trading securities	(26,807)	—	—
Purchases of flight equipment (including progress payments)	(3,528)	(4,772)	(6,009)
Purchases of other invested assets	(18,641)	(26,688)	(16,040)
Mortgage and other loans receivable issued	(7,486)	(12,439)	(8,066)
Finance receivables held for investment — originations and purchases	(13,523)	(15,271)	(13,830)
Change in securities lending invested collateral	51,565	(12,303)	(9,835)
Net additions to real estate, fixed assets, and other assets	(1,289)	(870)	(1,097)
Net change in short-term investments	(3,032)	(23,484)	(10,620)
Net change in non-AIGFP derivative assets and liabilities	(1,444)	118	958

Net cash provided by (used in) investing activities	$47,484	$(67,834)	$(66,914)

Cash flows from financing activities:
Proceeds from (payments for)
Policyholder contract deposits	$47,296	$64,829	$57,197
Policyholder contract withdrawals	(69,745)	(58,675)	(43,413)
Change in other deposits	(557)	(355)	266
Change in commercial paper and extendible commercial notes	(12,525)	(338)	2,960
Issuance of other long-term debt	113,501	103,210	71,028
Federal Reserve Bank of New York credit facility borrowings	96,650	—	—
Federal Reserve Bank of New York Commercial Paper Funding Facility borrowings	15,061	—	—
Repayments on other long-term debt	(138,951)	(79,738)	(36,489)
Repayments on Federal Reserve Bank of New York credit facility borrowings	(59,850)	—	—
Change in securities lending payable	(76,916)	11,757	9,789
Proceeds from issuance of Series D preferred stock and common stock warrant	40,000	—	—
Proceeds from common stock issued	7,343	—	—
Issuance of treasury stock	12	206	163
Payments advanced to purchase shares	(1,000)	(6,000)	—
Cash dividends paid to shareholders	(1,628)	(1,881)	(1,638)
Acquisition of treasury stock	—	(16)	(20)
Other, net	(610)	308	398

Net cash provided by (used in) financing activities	$(41,919)	$33,307	$60,241

Supplementary disclosure of cash flow information:
Cash paid during the period for:
Interest	$7,437	$8,818	$6,539
Taxes	$617	$5,163	$4,693
Non-cash financing activities:
Consideration received for preferred stock not yet issued	$23,000	$—	$—
Interest credited to policyholder accounts included in financing activities	$2,566	$11,628	$10,746
Treasury stock acquired using payments advanced to purchase shares	$1,912	$5,088	$—
Present value of future contract adjustment payments related to issuance of equity units	$431	$—	$—
Non-cash investing activities:
Debt assumed on acquisitions and warehoused investments	$153	$791	$—

See Accompanying Notes to Consolidated Financial Statements.

198    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

Consolidated Statement of Comprehensive Income (Loss)

	Years Ended December 31,
	2008	2007	2006
	(In millions)

Net income (loss)	$(99,289)	$6,200	$14,048

Other comprehensive income (loss):
Cumulative effect of change in accounting principles	(162)	—	—
Income tax benefit on above changes	57	—	—
Unrealized appreciation (depreciation) of investments — net of reclassification adjustments	(13,670)	(8,046)	2,574
Income tax benefit (expense) on above changes	4,948	2,338	(839)
Foreign currency translation adjustments	(1,423)	1,325	1,283
Income tax benefit (expense) on above changes	356	(140)	(347)
Net derivative gains (losses) arising from cash flow hedging activities — net of reclassification adjustments	(156)	(133)	13
Income tax expense (benefit) on above changes	52	73	(15)
Change in retirement plan liabilities adjustment	(1,325)	173	80
Income tax benefit (expense) on above changes	352	(57)	(74)

Other comprehensive income (loss)	(10,971)	(4,467)	2,675

Comprehensive income (loss)	$(110,260)	$1,733	$16,723

See Accompanying Notes to Consolidated Financial Statements.

AIG 2008 Form 10-K    199

American International Group, Inc., and Subsidiaries

Index of Notes to Consolidated Financial Statements

		Page

Note 1.	Summary of Significant Accounting Policies	201
Note 2.	Restructuring	221
Note 3.	Segment Information	223
Note 4.	Fair Value Measurements	230
Note 5.	Investments	245
Note 6.	Lending Activities	253
Note 7.	Reinsurance	253
Note 8.	Deferred Policy Acquisition Costs	256
Note 9.	Variable Interest Entities	257
Note 10.	Derivatives and Hedge Accounting	261
Note 11.	Liability for unpaid claims and claims adjustment expense and Future policy benefits for life and accident and health insurance contracts and Policyholder contract deposits	270
Note 12.	Variable Life and Annuity Contracts	272
Note 13.	Debt Outstanding	274
Note 14.	Commitments, Contingencies and Guarantees	281
Note 15.	Shareholders’ Equity and Earnings Per Share	293
Note 16.	Statutory Financial Data	297
Note 17.	Share-based Employee Compensation Plans	298
Note 18.	Employee Benefits	303
Note 19.	Ownership and Transactions with Related Parties	310
Note 20.	Federal Income Taxes	310
Note 21.	Quarterly Financial Information (Unaudited)	315
Note 22.	Information Provided in Connection With Outstanding Debt	316
Note 23.	Subsequent Events	321

200    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of American International Group, Inc. (AIG), its controlled subsidiaries, and variable interest entities in which AIG is the primary beneficiary. Entities that AIG does not consolidate but in which it holds 20 percent to 50 percent of the voting rights and/or has the ability to exercise significant influence are accounted for under the equity method.

Certain of AIG’s foreign subsidiaries included in the consolidated financial statements report on a fiscal year ended November 30. The effect on AIG’s consolidated financial condition and results of operations of all material events occurring between November 30 and December 31 for all periods presented has been recorded.

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). All material intercompany accounts and transactions have been eliminated.

Going Concern Considerations

Recent Events

During the third quarter of 2008, requirements (i) to post collateral in connection with AIG Financial Products Corp. and AIG Trading Group Inc. and their respective subsidiaries’ (collectively, AIGFP) credit default swap (CDS) portfolio and other AIGFP transactions and (ii) to fund returns of securities lending collateral placed stress on AIG’s liquidity. AIG’s stock price declined from $22.76 on September 8, 2008 to $4.76 on September 15, 2008. On that date, AIG’s long-term debt ratings were downgraded by Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. (S&P), Moody’s Investors Service (Moody’s) and Fitch Ratings (Fitch), which triggered additional requirements for liquidity. These and other events severely limited AIG’s access to debt and equity markets.

On September 22, 2008, AIG entered into an $85 billion revolving credit agreement (the Fed Credit Agreement) with the Federal Reserve Bank of New York (the NY Fed) and, pursuant to the Fed Credit Agreement, AIG agreed to issue 100,000 shares of Series C Perpetual, Convertible, Participating Preferred Stock (the Series C Preferred Stock) to a trust for the sole benefit of the United States Treasury (together with its trustees, the Trust). The total commitment under the facility created pursuant to the Fed Credit Agreement (the Fed Facility) was reduced to $60 billion effective November 25, 2008. The commitment fees and interest rate were reduced and the maturity was extended by three years.

In addition, during the fourth quarter of 2008, AIG completed the following:

•	Issued $40 billion of Series D Fixed Rate Cumulative Perpetual Preferred Stock;

•	Sold $39.3 billion face amount of residential mortgage-backed securities (RMBS) to Maiden Lane II LLC (ML II);

•	Terminated approximately $62.1 billion notional amount of CDS on super senior multi-sector collateralized debt obligations in connection with the Maiden Lane III LLC (ML III) transaction; and

•	Participated in the NY Fed’s Commercial Paper Funding Facility.

See Notes 5, 13 and 15 for details on these arrangements.

In the fourth quarter of 2008, the global financial crisis continued, characterized by a lack of liquidity, highly volatile markets, a steep depreciation in asset values across many asset classes, an erosion of investor confidence, a large widening of credit spreads in some sectors, a lack of price transparency in many markets and the collapse of several prominent financial institutions.

AIG was materially and adversely affected by these conditions and events in a number of ways, including:

•	severe and continued declines in the valuation and performance of its investment portfolio across many asset classes, leading to decreased investment income, material unrealized and realized losses, including other

AIG 2008 Form 10-K    201

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

other-than-temporary impairments, both of which decreased AIG’s shareholders’ equity and, to a lesser extent, the regulatory capital of its subsidiaries;

•	significant credit losses due to the failure of, or governmental intervention with respect to, several prominent institutions; and

•	a general decline in business activity leading to reduced premium volume, increases in surrenders or cancellations of policies and increased competition from other insurers.

At December 31, 2008, amounts owed under the Fed Facility totaled $40.4 billion, including accrued fees and interest, and the remaining available amount under the Fed Facility was $23.2 billion.

Liquidity of Parent and Subsidiaries

AIG manages liquidity at both the parent and subsidiary levels. Since the fourth quarter of 2008, AIG has not had access to its traditional sources of long-term or short-term financing through the public debt markets. Further, in light of AIG’s current common stock price, AIG does not expect to be able to issue equity securities in the public markets in the foreseeable future.

Traditionally AIG depended on dividends, distributions, and other payments from subsidiaries to fund payments on its obligations. In light of AIG’s current financial situation, many of its regulated subsidiaries are restricted from making dividend payments, or advancing funds, to AIG. Primary uses of cash flow are for debt service and subsidiary funding.

As a result, AIG has been dependent on the Fed Facility, CPFF and other transactions with the NY Fed and the United States Department of the Treasury as its primary sources of liquidity.

Certain subsidiaries also have been dependent on the NY Fed and the United States Department of the Treasury to meet collateral posting requirements, make debt repayments as amounts came due, and to meet capital or liquidity requirements at the insurance companies (primarily in the Life Insurance & Retirement Services segment) and other financial services operations.

March 2009 Agreements in Principle

On March 2, 2009, AIG, the NY Fed and the United States Department of the Treasury announced agreements in principle to modify the terms of the Fed Credit Agreement and the Series D Preferred Stock and to provide a $30 billion equity capital commitment facility. The United States Government has issued the following statement referring to the agreements in principle and other transactions they expect to undertake with AIG intended to strengthen AIG’s capital position, enhance its liquidity, reduce its borrowing costs and facilitate AIG’s asset disposition program.

“The steps announced today provide tangible evidence of the U.S. government’s commitment to the orderly restructuring of AIG over time in the face of continuing market dislocations and economic deterioration. Orderly restructuring is essential to AIG’s repayment of the support it has received from U.S. taxpayers and to preserving financial stability. The U.S. government is committed to continuing to work with AIG to maintain its ability to meet its obligations as they come due.”

See Note 23 herein.

Management’s Plans for Stabilization of AIG and Repayment of AIG’s Obligations as They Come Due

AIG has developed certain plans (described below), some of which have already been implemented, to provide stability to its businesses and to provide for the timely repayment of the Fed Facility.

On October 3, 2008, AIG announced a restructuring plan under which AIG’s Life Insurance & Retirement Services operations and certain other businesses would be divested in whole or in part. Since that time, AIG has sold certain businesses and assets and has entered into contracts to sell others. However, global market conditions have

202    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

continued to deteriorate, posing risks to AIG’s ability to divest assets at acceptable values. As announced on March 2, 2009 and as described in Note 23 herein, AIG’s restructuring plan has evolved in response to these market conditions. Specifically, AIG’s current plans involve transactions between AIG and the NY Fed with respect to AIA and ALICO, as well as preparation for a potential sale of a minority stake in its property and casualty and foreign general insurance businesses.

AIG believes that these current plans are necessary to maximize the value of its businesses over a longer time frame. Therefore, some businesses that have previously been prepared for sale will be divested, some will be held for later divestiture, and some businesses will be prepared for potential subsequent offerings to the public. Dispositions of certain businesses will be subject to regulatory approval. Proceeds from these dispositions, to the extent they do not represent required capital of AIG’s insurance company subsidiaries, are contractually required to be applied toward the repayment of the Fed Facility as mandatory repayments.

In connection with the restructuring plan, in the fourth quarter of 2008, AIG sold its interest in a Brazilian joint venture with Unibanco AIG Seguros S.A. and entered into contracts to sell AIG Private Bank Ltd., HSB Group, Inc., its Taiwan Finance business and a small German general insurance subsidiary. These operations had total assets and liabilities with carrying values of approximately $9.6 billion and $8.2 billion, respectively, at December 31, 2008. Aggregate proceeds from the sale of these businesses, after giving effect to the repayment of intercompany loan facilities, are expected to be $1.9 billion. Through February 18, 2009, AIG has also entered into contracts to sell its life insurance operations in Canada and certain Consumer Finance businesses in the Philippines and Thailand.

Statement of Financial Accounting Standards No. 144 requires that certain criteria be met in order for AIG to classify a business as held for sale. At December 31, 2008, the held for sale criteria in FAS 144 were not met for AIG’s significant businesses included in the asset disposition plan. AIG continues to evaluate the status of its asset sales with respect to these criteria.

Subject to satisfaction of certain closing conditions, including regulatory approvals, AIG expects those sales that are under contract to close during the first half of 2009. These operations had total assets and liabilities with carrying values of approximately $14.1 billion and $12.6 billion, respectively, at December 31, 2008. Aggregate proceeds from the sale of these businesses, including repayment of intercompany loan facilities, is expected to be $2.8 billion. These eight transactions are expected to generate $2.1 billion of net cash proceeds to repay outstanding borrowings on the Fed Facility, after taking insurance affiliate capital requirements into account.

AIG expects to divest its Institutional Asset Management businesses that manage third-party assets. These businesses offered for sale exclude those providing traditional fixed income and shorter duration asset and liability management for AIG’s insurance company subsidiaries. The extraction of these asset management businesses will require the establishment of shared service arrangements between the remaining asset management businesses and those that are sold as well as the establishment of new asset management contracts, which will be determined in conjunction with the buyers of these businesses. AIGFP is engaged in a multi-step process of unwinding its businesses and portfolios. In connection with that process, certain assets have been sold, or are under contract to be sold. The proceeds from these sales will be used for AIGFP’s liquidity and are not included in the amounts above. The NY Fed has waived the requirement under the Fed Credit Agreement that the proceeds of these sales be applied as a mandatory repayment under the Fed Facility, which would result in a permanent reduction of the NY Fed’s commitment to lend to AIG. Instead, the NY Fed has given AIGFP permission to retain the proceeds of the completed sales, and has required that such proceeds be used to voluntarily repay the Fed Facility, with the amounts repaid available for future reborrowing subject to the terms of the Fed Facility. AIGFP is also opportunistically terminating contracts. AIGFP is entering into new derivative transactions only to hedge its current portfolio, reduce risk and hedge the currency, interest rate and other market risks associated with its affiliated businesses. Due to the long-term duration of AIGFP’s derivative contracts and the complexity of AIGFP’s portfolio, AIG expects that an orderly wind-down will take a substantial period of time. The cost of executing the wind-down will depend on many factors, many of which are not within AIGFP’s control, including market conditions, AIGFP’s access to markets via market counterparties, the availability of liquidity and the potential implications of further rating downgrades.

AIG 2008 Form 10-K    203

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

AIG continually evaluates overall market conditions, performance of businesses that are for sale, and market and business performance of competitors and likely bidders for the assets. This evaluation informs decision-making about the timing and process of putting businesses up for sale. Depending on market and business conditions, as noted above, AIG can modify its sales approach to maximize value for AIG and the U.S. taxpayers in the disposition process. Such a modification could result in the sale of additional or other assets.

AIG developed a plan to review significant projects and eliminated, delayed, or curtailed those that are discretionary or non-essential to make available internal resources to improve liquidity by reducing cash outflows to outside service providers. AIG also suspended the dividend on its common stock to preserve capital.

Management’s Assessment and Conclusion

In assessing AIG’s current financial position and developing operating plans for the future, management has made significant judgments and estimates with respect to the potential financial and liquidity effects of AIG’s risks and uncertainties, including but not limited to:

•	the commitment of the NY Fed and the United States Department of the Treasury to the orderly restructuring of AIG and their commitment to continuing to work with AIG to maintain its ability to meet its obligations as they come due;

•	the potential adverse effects on AIG’s businesses that could result if there are further downgrades by rating agencies, including in particular, the uncertainty of estimates relating to AIGFP’s derivative transactions, both the number of counterparties who may elect to terminate under contractual termination provisions and the amount that would be required to be paid in the event of a downgrade;

•	the potential delays in asset dispositions and reduction in the anticipated proceeds therefrom;

•	the potential for continued declines in bond and equity markets;

•	the potential effect on AIG if the capital levels of its regulated and unregulated subsidiaries prove inadequate to support current business plans;

•	the effect on AIG’s businesses of continued compliance with the covenants of the Fed Credit Agreement;

•	the potential loss of key personnel that could then reduce the value of AIG’s business and impair its ability to effect a successful asset disposition plan;

•	the potential that AIG may be unable to complete one or more of the proposed transactions with the NY Fed and the United States Department of the Treasury described in Note 23, or that the transactions do not achieve their desired objectives; and

•	the potential regulatory actions in one or more countries, including possible actions resulting from the legal change in control as a result of the issuance of the Series C Preferred Stock.

Based on the U.S. government’s continuing commitment, the agreements in principle and the other expected transactions with the NY Fed and the United States Department of the Treasury, management’s plans to stabilize AIG’s businesses and dispose of its non-core assets, and after consideration of the risks and uncertainties to such plans, management believes that it will have adequate liquidity to finance and operate AIG’s businesses, execute its asset disposition plan and repay its obligations for at least the next twelve months.

It is possible that the actual outcome of one or more of management’s plans could be materially different, or that one or more of management’s significant judgments or estimates about the potential effects of these risks and uncertainties could prove to be materially incorrect. If one or more of these possible outcomes is realized, AIG may need additional U.S. government support to meet its obligations as they come due.

AIG’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets nor

204    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

relating to the amounts and classification of liabilities that may be necessary should AIG be unable to continue as a going concern.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

AIG considers its most critical accounting estimates to be those with respect to items considered by management in the determination of AIG’s ability to continue as a going concern, recoverability of deferred income tax assets, reserves for losses and loss expenses, future policy benefits for life and accident and health contracts, recoverability of deferred policy acquisition costs (DAC), estimated gross profits for investment-oriented products, the allowance for finance receivable losses, flight equipment recoverability, other-than-temporary impairments in the value of investments, the fair values of reporting units used in connection with testing for goodwill impairment, and the fair value measurements of certain assets and liabilities, including the super senior credit default swaps written by AIGFP. These estimates, by their nature, are based on judgment and current facts and circumstances. Therefore, actual results could differ from these estimates, possibly in the near term, and could have a material effect on AIG’s consolidated financial statements.

During the second half of 2007 and through 2008, disruption in the global credit markets, coupled with the repricing of credit risk, and the U.S. housing market deterioration, created increasingly difficult conditions in the financial markets. These conditions have resulted in greater volatility, less liquidity, widening of credit spreads and a lack of price transparency in certain markets and have made it more difficult to value certain of AIG’s invested assets and the obligations and collateral relating to certain financial instruments issued or held by AIG, such as AIGFP’s super senior credit default swap portfolio.

Certain of AIG’s foreign subsidiaries included in the consolidated financial statements report on a fiscal year ended November 30. The effect on AIG’s consolidated financial condition and results of operations of all material events occurring between November 30 and December 31 for all periods presented has been recorded. AIG determined the significant appreciation in world-wide fixed income and equity markets in December 2008 to be an intervening period event that had a material effect on its consolidated financial condition and results of operations. AIG reflected the December 2008 market appreciation throughout its investment portfolio. Accordingly, AIG recorded $5.6 billion ($3.6 billion after tax) of unrealized appreciation on investments.

Revisions and Reclassifications

During 2008, AIG began reporting interest expense and other expenses separately on the consolidated statement of income (loss). Interest expense represents interest expense on short-term and long-term debt, excluding interest expense associated with AIGFP, which is recorded in other income. Other expenses represent all other expenses not separately disclosed on the consolidated statement of income (loss). AIG previously reported certain assets and liabilities of its Financial Services subsidiaries separately on its consolidated balance sheet. As of December 31, 2008, AIG has reclassified the balances previously reported in Financial Services — securities available for sale to bonds available for sale and has reclassified the balances previously reported in Financial Services — trading securities to bonds and stocks — trading. In addition, non-AIGFP derivative assets and liabilities previously reported in other assets and other liabilities are being reported in unrealized gain or (loss) on swaps, options and forward transactions. All prior period amounts were revised to conform to the current period presentation for these reclassifications.

Also during 2008, AIG determined that certain accident and health contracts in its Foreign General Insurance reporting unit, which were previously accounted for as short duration contracts, should be treated as long duration insurance products. Accordingly, the December 31, 2007 consolidated balance sheet has been revised to reflect the reclassification of $763 million of deferred direct response advertising costs, previously reported in other assets, to

AIG 2008 Form 10-K    205

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

DAC. Additionally, $320 million has been reclassified in the consolidated balance sheet as of December 31, 2007 from unearned premiums to future policy benefits for life and accident and health insurance contracts. These revisions did not have a material effect on AIG’s net income (loss), or shareholders’ equity for any period presented.

See Recent Accounting Standards — Accounting Changes below for a discussion of AIG’s adoption of the Financial Accounting Standards Board (FASB) Staff Position (FSP) FASB Interpretation No. (FIN) 39-1, “Amendment of FASB Interpretation No. 39” (FSP FIN 39-1), which resulted in reclassifications of amounts previously presented on the consolidated balance sheet at December 31, 2007.

Fixed Maturity Securities, Held to Maturity — Change in Intent

During 2008, AIG transferred all securities previously classified as held to maturity to available for sale. As a result of the continuing disruption in the credit markets during 2008, AIG changed its intent to hold to maturity certain tax-exempt municipal securities held by its insurance subsidiaries, which comprised substantially all of AIG’s held to maturity securities. This change in intent resulted from a change in certain subsidiaries’ investment strategies to increase their allocations to taxable securities, reflecting AIG’s net operating loss position. As of the date the securities were transferred, the securities had a carrying value of $20.8 billion and a net unrealized loss of $752 million.

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

Net Investment Income:  Net investment income represents income primarily from the following sources in AIG’s insurance operations and AIG parent:

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

Realized Capital Gains (Losses):  Realized capital gains and losses are determined by specific identification. The realized capital gains and losses are generated primarily from the following sources:

•	Sales of fixed maturity securities and equity securities (except trading securities accounted for at fair value), real estate, investments in joint ventures and limited partnerships and other types of investments.

206    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

•	Reductions to the cost basis of fixed maturity securities and equity securities (except trading securities accounted for at fair value) and other invested assets for other-than-temporary impairments.

•	Changes in fair value of derivatives except for (1) those instruments at AIGFP, (2) those instruments that qualify for hedge accounting treatment under (FAS 133) Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” when the change in the fair value of the hedged item is not reported in realized gains (losses), and (3) those instruments that are designated as economic hedges of financial instruments for which the fair value option has been elected under FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (FAS 159).

•	Exchange gains and losses resulting from foreign currency transactions.

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

Income from the operations of AIGFP included in other income consists of the following:

•	Change in fair value relating to financial assets and liabilities for which the fair value option has been elected.

•	Interest income and related expenses, including amortization of premiums and accretion of discounts on bonds with changes in the timing and the amount of expected principal and interest cash flows reflected in the yield, as applicable.

•	Dividend income and distributions from common and preferred stock and other investments when receivable.

•	Changes in the fair value of derivatives. In certain instances, no initial gain or loss was recognized in accordance with Emerging Issues Task Force Issue (EITF) 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities” (EITF 02-3). Prior to January 1, 2008, the initial gain or loss was recognized in income over the life of the transaction or when observable market data became available. Any remaining unamortized balances at January 1, 2008 were recognized in beginning retained earnings in the transition to FAS 159.

•	Changes in the fair value of trading securities and spot commodities sold but not yet purchased, futures and hybrid financial instruments.

•	Realized gains and losses from the sale of available for sale securities and investments in private equities, joint ventures, limited partnerships and other investments.

•	Exchange gains and losses resulting from foreign currency transactions.

•	Reductions to the cost basis of securities available for sale for other-than-temporary impairments.

•	Earnings from hedge funds and limited partnership investments accounted for under the equity method.

Finance charges on consumer loans are recognized as revenue using the interest method. Revenue ceases to be accrued when contractual payments are not received for four consecutive months for loans and retail sales contracts,

AIG 2008 Form 10-K    207

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

and for six months for revolving retail accounts and private label receivables. Extension fees, late charges, and prepayment penalties are recognized as revenue when received.

Policyholder benefits and claims incurred:  Incurred policy losses for short duration insurance contracts consist of the estimated ultimate cost of settling claims incurred within the reporting period, including incurred but not reported claims, plus the changes in estimates of current and prior period losses resulting from the continuous review process. Benefits for long duration insurance contracts consist of benefits paid and changes in future policy benefits liabilities. Benefits for universal life and investment-type products primarily consist of interest credited to policy account balances and benefit payments made in excess of policy account balances except for certain contracts for which the fair value option was elected under FAS 159, for which benefits represent the entire change in fair value (including derivative gains and losses on related economic hedges).

Restructuring expenses and related asset impairment and other expenses:  Restructuring expenses include employee severance and related costs, costs to terminate contractual arrangements, consulting and other professional fees and other costs related to restructuring and divesture activities. Asset impairment includes charges associated with writing down long-lived assets to fair value when their carrying values are not recoverable from undiscounted cash flows. Other expenses include other costs associated with divesting of businesses and costs of key employee retention awards.

(b) Income Taxes:  Deferred tax assets and liabilities are recorded for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements. AIG assesses its ability to realize deferred tax assets considering all available evidence, including the earnings history, the timing, character and amount of future earnings potential, the reversal of taxable temporary differences, and the tax planning strategies available to the legal entities when recognizing deferred tax assets in accordance with Statement of Financial Accounting Standards No. (FAS) 109, “Accounting for Income Taxes” (FAS 109). See Note 20 herein for a further discussion of income taxes.

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

During 2008, AIG determined that it no longer had the positive intent to continue to hold any of its bonds until maturity. All positions previously classified as held to maturity were determined to be available for sale.

Premiums and discounts arising from the purchase of bonds classified as held to maturity or available for sale are treated as yield adjustments over their estimated lives, until maturity, or call date, if applicable.

Common and preferred stocks are carried at fair value.

For AIG’s Financial Services subsidiaries, those securities for which the fair value option was not elected, are held to meet long-term investment objectives and are accounted for as available for sale, carried at fair values and recorded on a trade-date basis.

For AIG parent and its insurance subsidiaries, unrealized gains and losses on investments in trading securities are reported in Net investment income. Unrealized gains and losses from available for sale investments in equity and fixed maturity securities are reported as a separate component of Accumulated other comprehensive income (loss), net of deferred income taxes, in consolidated shareholders’ equity. Investments in fixed maturities and equity securities are recorded on a trade-date basis.

Trading securities include the investment portfolio of AIGFP and AIG’s economic interests in Maiden Lane II LLC and membership interests in Maiden Lane III LLC, all of which are carried at fair value under FAS 159.

Trading securities for AIGFP are held to meet short-term investment objectives and to economically hedge other securities. Trading securities are recorded on a trade-date basis and carried at fair value. Realized and unrealized gains and losses are reflected in Other income.

208    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

AIG evaluates its available for sale, equity method and cost method investments for impairment such that a security is considered a candidate for other-than-temporary impairment if it meets any of the following criteria:

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

At each balance sheet date, AIG evaluates its securities holdings with unrealized losses. When AIG does not intend to hold such securities until they have recovered their cost basis based on the circumstances at the date of evaluation, AIG records the unrealized loss in income. If a loss is recognized from a sale subsequent to a balance sheet date pursuant to changes in circumstances, the loss is recognized in the period in which the intent to hold the securities to recovery no longer existed.

In periods subsequent to the recognition of an other-than-temporary impairment charge for fixed maturity securities, which is not intent, credit or foreign exchange related, AIG generally accretes into income the discount or amortizes the reduced premium resulting from the reduction in cost basis over the remaining life of the security.

Certain investments in beneficial interests in securitized financial assets of less than high quality with contractual cash flows, including asset-backed securities, are subject to the impairment and income recognition guidance of EITF 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continued to Be Held by a Transferor in Securitized Financial Assets” as amended by FSP No. EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20,” which became effective prospectively in the fourth quarter of 2008. EITF 99-20 requires periodic updates of AIG’s best estimate of cash flows over the life of the security. If the fair value of such security is less than its cost or amortized cost and there has been a decrease in the present value of the estimated cash flows since the last revised estimate, considering both their timing and amount, an other-than-temporary impairment charge is recognized. Interest income is recognized based on changes in the timing and the amount of expected principal and interest cash flows reflected in the yield.

AIG also considers its intent and ability to retain a temporarily impaired security until recovery. Estimating future cash flows is a quantitative and qualitative process that incorporates information received from third-party sources and, in the case of certain structured securities, with certain internal assumptions and judgments regarding the future performance of the underlying collateral. In addition, projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral.

(d) Securities Lending Invested Collateral, at Fair Value and Securities Lending Payable:  AIG’s insurance and asset management operations lend their securities and primarily take cash as collateral with respect to the securities lent. Invested collateral consists of interest-bearing cash equivalents and fixed and floating rate bonds, whose changes in fair value are recorded as a separate component of Accumulated other comprehensive income (loss), net of deferred income taxes. The invested collateral is evaluated for other-than-temporary impairment by applying the same criteria used for investments in fixed maturities. Income earned on invested collateral, net of interest payable to the collateral provider, is recorded in Net investment income. AIG generally obtains and maintains cash collateral from securities borrowers at current market levels for the securities lent. During the fourth

AIG 2008 Form 10-K    209

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

quarter of 2008, in connection with certain securities lending transactions, AIG failed to obtain or maintain collateral sufficient to fund substantially all of the cost of purchasing securities lent to various counterparties. In some cases, this shortfall in collateral has resulted in AIG accounting for individual securities lending transactions as sales combined with a forward purchase commitment rather than as secured borrowings.

The fair value of securities pledged under securities lending arrangements was $4 billion and $76 billion at December 31, 2008 and 2007, respectively.

(e) Mortgage and Other Loans Receivable — net:  Mortgage and other loans receivable includes mortgage loans on real estate, policy loans and collateral, commercial and guaranteed loans. Mortgage loans on real estate and collateral, commercial and guaranteed loans are carried at unpaid principal balances less credit allowances and plus or minus adjustments for the accretion or amortization of discount or premium. Interest income on such loans is accrued as earned.

Impairment of mortgage and other loans receivable is based on certain risk factors and recognized when collection of all amounts due under the contractual terms is not probable. This impairment is generally measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate subject to the fair value of underlying collateral. Interest income on such impaired loans is recognized as cash is received.

Policy loans are carried at unpaid principal amount. There is no allowance for policy loans because these loans serve to reduce the death benefit paid when the death claim is made and the balances are effectively collateralized by the cash surrender value of the policy.

(f) Finance Receivables:  Finance receivables, which are reported net of unearned finance charges, are held for both investment purposes and for sale. Finance receivables held for investment purposes are carried at amortized cost, which includes accrued finance charges on interest bearing finance receivables, unamortized deferred origination costs, and unamortized net premiums and discounts on purchased finance receivables. The allowance for finance receivable losses is established through the provision for finance receivable losses charged to expense and is maintained at a level considered adequate to absorb estimated credit losses in the portfolio. The portfolio is periodically evaluated on a pooled basis and factors such as economic conditions, portfolio composition, and loss and delinquency experience are considered in the evaluation of the allowance.

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

(g) Flight Equipment:  Flight equipment is stated at cost, net of accumulated depreciation. Major additions, modifications and interest are capitalized. Normal maintenance and repairs, airframe and engine overhauls and compliance with return conditions of flight equipment on lease are provided by and paid for by the lessee. Under the provisions of most leases for certain airframe and engine overhauls, the lessee is reimbursed for certain costs incurred up to but not exceeding contingent rentals paid to International Lease Finance Corporation (ILFC) by the lessee. AIG provides a charge to income for such reimbursements based on the expected reimbursements during the life of the lease. For passenger aircraft, depreciation is generally computed on the straight-line basis to a residual value of approximately 15 percent of the cost of the asset over its estimated useful life of 25 years. For freighter aircraft, depreciation is computed on the straight-line basis to a zero residual value over its useful life of 35 years. At December 31, 2008, ILFC had 13 freighter aircraft in its fleet. Aircraft in the fleet are evaluated for impairment in accordance with Statement of Financial Accounting No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” FAS 144. FAS 144 requires long-lived assets to be evaluated for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be

210    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

generated by the asset. These evaluations for impairment are significantly affected by estimates of future net cash flows and other factors that involve uncertainty.

When assets are retired or disposed of, the cost and associated accumulated depreciation are removed from the related accounts and the difference, net of proceeds, is recorded as a gain or loss in Other income.

Accumulated depreciation on flight equipment was $12.3 billion and $10.5 billion at December 31, 2008 and 2007, respectively.

(h) Other Invested Assets:  Other invested assets consist primarily of investments by AIG’s insurance operations in hedge funds, private equity and limited partnerships.

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

Other invested assets include investments entered into for strategic purposes and not solely for capital appreciation or for income generation. These investments are accounted for under the equity method. At December 31, 2008, AIG’s significant investments in partially owned companies included its 26.0 percent interest in Tata AIG Life Insurance Company, Ltd., its 26.0 percent interest in Tata AIG General Insurance Company, Ltd. and its 39 percent interest in The Fuji Fire and Marine Insurance Co., Ltd. Dividends received from unconsolidated entities in which AIG’s ownership interest is less than 50 percent were $20 million, $30 million and $28 million for the years ended December 31, 2008, 2007, and 2006, respectively. The undistributed earnings of unconsolidated entities in which AIG’s ownership interest is less than 50 percent were $227 million, $266 million and $300 million at December 31, 2008, 2007, and 2006, respectively.

Also included in Other invested assets are real estate held for investment, aircraft asset investments held by non-Financial Services subsidiaries and investments in life settlement contracts. See Note 5(h) herein for further information.

(i) Securities Purchased (Sold) Under Agreements to Resell (Repurchase), at contract value:  Securities purchased under agreements to resell and Securities sold under agreements to repurchase for AIGFP are accounted for as collateralized borrowing or lending transactions and are recorded at their contracted resale or repurchase amounts, plus accrued interest. AIG’s policy is to take possession of or obtain a security interest in securities purchased under agreements to resell.

AIG minimizes the credit risk that counterparties to transactions might be unable to fulfill their contractual obligations by monitoring customer credit exposure and collateral value and generally requiring additional collateral to be deposited with AIG when necessary.

(j) Short-term Investments:  Short-term investments consist of interest-bearing cash equivalents, time deposits, and investments with original maturities within one year from the date of purchase, such as commercial paper.

(k) Cash:  Cash represents cash on hand and non-interest bearing demand deposits.

(l) Premiums and Insurance Balances Receivable:  Premiums and insurance balances receivable consist of premium balances, less commissions payable thereon, due from agents and brokers and insureds. The allowance for

AIG 2008 Form 10-K    211

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

doubtful accounts on premiums and insurance balances receivable was $578 million and $662 million at December 31, 2008 and 2007, respectively.

(m) Reinsurance Assets:  Reinsurance assets include the balances due from reinsurance and insurance companies under the terms of AIG’s reinsurance agreements for paid and unpaid losses and loss expenses, ceded unearned premiums and ceded future policy benefits for life and accident and health insurance contracts and benefits paid and unpaid. Amounts related to paid and unpaid losses and benefits and loss expenses with respect to these reinsurance agreements are substantially collateralized. The allowance for doubtful accounts on reinsurance assets was $425 million and $520 million at December 31, 2008 and 2007, respectively.

(n) Trade Receivables and Trade Payables:  Trade receivables and Trade payables for AIGFP include option premiums paid and received and receivables from and payables to counterparties that relate to unrealized gains and losses on futures, forwards, and options and balances due from and due to clearing brokers and exchanges.

(o) Deferred Policy Acquisition Costs:  Policy acquisition costs represent those costs, including commissions, premium taxes and other underwriting expenses that vary with and are primarily related to the acquisition of new business.

Short-duration Insurance Contracts:  Policy acquisition costs are deferred and amortized over the period in which the related premiums written are earned. DAC is grouped consistent with the manner in which the insurance contracts are acquired, serviced and measured for profitability and is reviewed for recoverability based on the profitability of the underlying insurance contracts. Investment income is not anticipated in assessing the recoverability of DAC.

Long-duration Insurance Contracts:  Policy acquisition costs for participating life, traditional life and accident and health insurance products are generally deferred and amortized, with interest, over the premium paying period in accordance with FAS 60, “Accounting and Reporting by Insurance Enterprises” (FAS 60). Policy acquisition costs and policy issuance costs related to universal life, and investment-type products (investment-oriented products) are deferred and amortized, with interest, in relation to the incidence of estimated gross profits to be realized over the estimated lives of the contracts in accordance with FAS 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments” (FAS 97). Estimated gross profits are composed of net interest income, net realized investment gains and losses, fees, surrender charges, expenses, and mortality and morbidity gains and losses. If estimated gross profits change significantly, DAC is recalculated using the new assumptions. Any resulting adjustment is included in income as an adjustment to DAC. DAC is grouped consistent with the manner in which the insurance contracts are acquired, serviced and measured for profitability and is reviewed for recoverability based on the current and projected future profitability of the underlying insurance contracts.

The DAC for investment-oriented products is also adjusted with respect to estimated gross profits as a result of changes in the net unrealized gains or losses on fixed maturity and equity securities available for sale. Because fixed maturity and equity securities available for sale are carried at aggregate fair value, an adjustment is made to DAC equal to the change in amortization that would have been recorded if such securities had been sold at their stated aggregate fair value and the proceeds reinvested at current yields. The change in this adjustment, net of tax, is included with the change in net unrealized gains/losses on fixed maturity and equity securities available for sale that is credited or charged directly to Accumulated other comprehensive income (loss).

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

Beginning in 2008, for contracts accounted for at fair value under FAS 159, policy acquisition costs are expensed as incurred and not deferred or amortized.

212    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

Real estate, fixed assets and other long-lived assets are assessed for impairment in accordance with FAS 144 when certain impairment indicators exist.

Accumulated depreciation on real estate and other fixed assets was $5.8 billion and $5.4 billion at December 31, 2008 and 2007, respectively.

(q) Unrealized Gain and Unrealized Loss on Swaps, Options and Forward Transactions:  Interest rate, currency, equity and commodity swaps (including AIGFP’s super senior credit default swap portfolio), swaptions, options and forward transactions are accounted for as derivatives recorded on a trade-date basis, and carried at fair value. Unrealized gains and losses are reflected in income, when appropriate. In certain instances, when income is not recognized at inception of the contract, income is recognized over the life of the contract and as observable market data becomes available. Aggregate asset or liability positions are netted on the Balance Sheet to the extent permitted by qualifying master netting arrangements in place with each respective counterparty. Cash collateral posted by AIG with counterparties in conjunction with these transactions is reported as a reduction of the corresponding net derivative liability, while cash collateral received by AIG in conjunction with these transactions is reported as a reduction of the corresponding net derivative asset.

(r) Goodwill:  Goodwill is the excess of the cost of an acquired business over the fair value of the identifiable net assets of the acquired business. Goodwill is tested for impairment annually, or more frequently if circumstances indicate an impairment may have occurred. During 2008, AIG performed goodwill impairment tests at June 30, September 30, and December 31.

The impairment assessment involves a two-step process in which an initial assessment for potential impairment is performed and, if potential impairment is present, the amount of impairment is measured and recorded. Impairment is tested at the reporting unit level or, when all reporting units that comprise an operating segment have similar economic characteristics, impairment is tested at the operating segment level.

Management initially assesses the potential for impairment by estimating the fair value of each of AIG’s reporting units or operating segments and comparing the estimated fair values with the carrying amounts of those reporting units, including allocated goodwill. The estimate of a reporting unit’s fair value may be based on one or a combination of approaches including market-based earning multiples of the unit’s peer companies, discounted expected future cash flows, external appraisals or, in the case of reporting units being considered for sale, third-party indications of fair value, if available. Management considers one or more of these estimates when determining the fair value of a reporting unit to be used in the impairment test. As part of the impairment test, management compares the sum of the estimated fair values of AIG’s reporting units with AIG’s fully diluted common stock market capitalization as a basis for concluding on the reasonableness of the estimated reporting unit fair values.

If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is not impaired. If the carrying value of a reporting unit exceeds its estimated fair value, goodwill associated with that reporting unit potentially is impaired. The amount of impairment, if any, is measured as the excess of the carrying value of goodwill over the estimated fair value of the goodwill. The estimated fair value of the goodwill is measured as the excess of the fair value of the reporting unit over the amounts that would be assigned to the reporting unit’s assets and liabilities in a hypothetical business combination. An impairment charge is recognized in income to the extent of the excess.

AIG 2008 Form 10-K    213

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

(s) Other Assets:  Other assets consists of a prepaid commitment fee asset related to the Fed Credit Agreement, prepaid expenses, including deferred advertising costs, sales inducement assets, deposits, other deferred charges, intangible assets other than goodwill and spot commodities held by AIGFP. The prepaid commitment fee asset related to the NY Fed Credit Agreement is being amortized as interest expense ratably over the five-year term of the agreement, accelerated for actual pay-downs that reduce the total credit available.

Certain direct response advertising costs are deferred and amortized over the expected future benefit period in accordance with SOP 93-7, “Reporting on Advertising Costs.” When AIG can demonstrate that its customers have responded specifically to direct-response advertising, the primary purpose of which is to elicit sales to customers, and when it can be shown such advertising results in probable future economic benefits, the advertising costs are capitalized. Deferred advertising costs are amortized on a cost-pool-by-cost-pool basis over the expected future economic benefit period and are reviewed regularly for recoverability. Deferred advertising costs totaled $640 million and $1.35 billion at December 31, 2008 and 2007, respectively. The amount of expense amortized into income was $483 million, $395 million and $359 million, for the years ended 2008, 2007 and 2006, respectively.

Also during 2008, AIG determined that certain accident and health contracts in its Foreign General Insurance reporting unit, which were previously accounted for as short duration contracts, should be treated as long duration insurance products. For further discussion, see Revisions and Reclassifications above.

AIG offers sales inducements, which include enhanced crediting rates or bonus payments to contract holders (bonus interest) on certain annuity and investment contract products. Sales inducements provided to the contractholder are recognized as part of the liability for policyholders’ contract deposits in the consolidated balance sheet. Such amounts are deferred and amortized over the life of the contract using the same methodology and assumptions used to amortize DAC. To qualify for such accounting treatment, the bonus interest must be explicitly identified in the contract at inception, and AIG must demonstrate that such amounts are incremental to amounts AIG credits on similar contracts without bonus interest, and are higher than the contract’s expected ongoing crediting rates for periods after the bonus period. The deferred bonus interest and other deferred sales inducement assets totaled $1.8 billion and $1.7 billion at December 31, 2008 and 2007, respectively. The amortization expense associated with these assets is reported within Policyholder benefits and claims incurred in the consolidated statement of income. Such amortization expense totaled $56 million, $149 million and $132 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

See Note 10 herein for a discussion of derivatives.

(t) Separate Accounts:  Separate accounts represent funds for which investment income and investment gains and losses accrue directly to the policyholders who bear the investment risk. Each account has specific investment objectives, and the assets are carried at fair value. The assets of each account are legally segregated and are not subject to claims that arise out of any other business of AIG. The liabilities for these accounts are equal to the account assets.

(u) Liability for unpaid claims and claims adjustment expense:  Claims and claims adjustment expenses are charged to income as incurred. The liability for unpaid claims and claims adjustment expense represents the accumulation of estimates for unpaid reported losses and includes provisions for losses incurred but not reported. The methods of determining such estimates and establishing resulting reserves, including amounts relating to allowances for estimated unrecoverable reinsurance, are reviewed and updated. If the estimate of reserves is determined to be inadequate or redundant, the increase or decrease is reflected in income. AIG discounts its loss reserves relating to workers’ compensation business written by its U.S. domiciled subsidiaries as permitted by the domiciliary statutory regulatory authorities.

214    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

(v) Future Policy Benefits for Life and Accident and Health Contracts and Policyholder Contract Deposits:  The liability for future policy benefits and policyholder contract deposits are established using assumptions described in Note 11 herein. Future policy benefits for life and accident and health insurance contracts include provisions for future dividends to participating policyholders, accrued in accordance with all applicable regulatory or contractual provisions. Policyholder contract deposits include AIG’s liability for (a) certain guarantee benefits accounted for as embedded derivatives at fair value in accordance with FAS 133 and (b) certain contracts that AIG has elected to account for at fair value beginning in 2008 in accordance with FAS 159.

See Note 4 to the Consolidated Financial Statements for additional FAS 159 disclosures.

(w) Other Policyholder Funds:  Other policyholder funds are reported at cost and include any policyholders’ funds on deposit that encompass premium deposits and similar items.

(x) Securities and Spot Commodities Sold but not yet Purchased, at Fair Value:  Securities and spot commodities sold but not yet purchased represent sales of securities and spot commodities not owned at the time of sale. The obligations arising from such transactions are recorded on a trade-date basis and carried at fair value. Also included are obligations under gold leases, which are accounted for as a debt host with an embedded gold derivative. Beginning January 1, 2008, AIGFP elected the fair value option for these debt host contracts.

(y) Commercial Paper and Extendible Commercial Notes and Long-Term Debt:  AIG’s funding consists, in part, of medium and long-term debt and commercial paper. Commercial paper, when issued at a discount, is recorded at the proceeds received and accreted to its par value. Extendible commercial notes were issued by AGF with initial maturities of up to 90 days, but were extended by AGF in mid-September 2008 to 390 days. Long-term debt is carried at the principal amount borrowed, net of unamortized discounts or premiums. See Note 13 herein for additional information. Long-term debt also includes liabilities connected to trust preferred stock principally related to outstanding securities issued by AIG Life Holdings (US), Inc. (AIGLH), a wholly owned subsidiary of AIG. Cash distributions on such preferred stock are accounted for as interest expense.

(z) Fed Facility and Commercial Paper Funding Facility:  In 2008, AIG obtained funding under the Fed Facility and the NY Fed’s Commercial Paper Funding Facility (the CPFF). Amounts borrowed under the Fed Facility and the CPFF are carried at the principal amount borrowed, and in the case of the Fed Facility, also include accrued compounding interest and fees.

(aa) Other Liabilities:  Other liabilities consist of other funds on deposit, and other payables. AIG has entered into certain insurance and reinsurance contracts, primarily in its General Insurance segment, that do not contain sufficient insurance risk to be accounted for as insurance or reinsurance. Accordingly, the premiums received on such contracts, after deduction for certain related expenses, are recorded as deposits within Other liabilities in the consolidated balance sheet. Net proceeds of these deposits are invested and generate net investment income. As amounts are paid, consistent with the underlying contracts, the deposit liability is reduced.

(bb) Minority Interest:  Minority interest liability includes the equity interest of outside shareholders in AIG’s consolidated subsidiaries and the preferred shareholders’ equity in subsidiary companies relating to outstanding preferred stock or interest of ILFC, a wholly owned subsidiary of AIG. Cash distributions on such preferred stock or interest are accounted for as interest expense.

At December 31, 2008, the preferred stock consisted of 1,000 shares of market auction preferred stock (MAPS) in two series (Series A and B) of 500 shares each. Each of the MAPS shares has a liquidation value of $100,000 per share and is not convertible. The dividend rate, other than the initial rate, for each dividend period for each series is reset approximately every seven weeks (49 days) on the basis of orders placed in an auction. During 2006, ILFC extended each of the MAPS dividend periods for three years. At December 31, 2008, the dividend rate for Series A MAPS was 4.70 percent and the dividend rate for Series B MAPS was 5.59 percent.

(cc) Contingent Liabilities:  Amounts are accrued for the resolution of claims that have either been asserted or are deemed probable of assertion if, in the opinion of management, it is both probable that a liability has been incurred and the amount of the liability can be reasonably estimated. In many cases, it is not possible to determine

AIG 2008 Form 10-K    215

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

whether a liability has been incurred or to estimate the ultimate or minimum amount of that liability until years after the contingency arises, in which case, no accrual is made until that time.

(dd) Foreign Currency:  Financial statement accounts expressed in foreign currencies are translated into U.S. dollars in accordance with FAS 52, “Foreign Currency Translation” (FAS 52). Under FAS 52, functional currency assets and liabilities are translated into U.S. dollars generally using rates of exchange prevailing at the balance sheet date of each respective subsidiary and the related translation adjustments are recorded as a separate component of Accumulated other comprehensive income (loss), net of any related taxes, in consolidated shareholders’ equity. Functional currencies are generally the currencies of the local operating environment. Income statement accounts expressed in functional currencies are translated using average exchange rates during the period. The adjustments resulting from translation of financial statements of foreign entities operating in highly inflationary economies are recorded in income. Exchange gains and losses resulting from foreign currency transactions are recorded in income.

(ee) Earnings (Loss) per Share:  Basic earnings or loss per share and diluted loss per share are based on the weighted average number of common shares outstanding, adjusted to reflect all stock dividends and stock splits. Diluted earnings per share is based on those shares used in basic earnings per share plus shares that would have been outstanding assuming issuance of common shares for all dilutive potential common shares outstanding, adjusted to reflect all stock dividends and stock splits.

(ff) Recent Accounting Standards:

Accounting Changes

AIG adopted the following accounting standards during 2006:

FAS 155

In February, 2006, the FASB issued FAS 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FAS 140 and FAS 133” (FAS 155). FAS 155 allows AIG to include changes in fair value in earnings on an instrument-by-instrument basis for any hybrid financial instrument that contains an embedded derivative that would otherwise be required to be bifurcated and accounted for separately under FAS 133. The election to measure the hybrid instrument at fair value is irrevocable at the acquisition or issuance date.

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

216    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

AIG adopted the following accounting standards during 2007:

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

FSP 13-2

In July 2006, the FASB issued FASB Staff Position No. (FSP) FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction” (FSP 13-2). FSP 13-2 addresses how a change or projected change in the timing of cash flows relating to income taxes generated by a leveraged lease transaction affects the accounting for the lease by the lessor, and directs that the tax assumptions be consistent with any FIN 48 uncertain tax position related to the lease. AIG adopted FSP 13-2 on January 1, 2007. Upon adoption, AIG recorded a $50 million decrease in the opening balance of retained earnings, net of tax, to reflect the cumulative effect of this change in accounting.

AIG 2008 Form 10-K    217

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

AIG adopted the following accounting standards during 2008:

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

AIG adopted FAS 157 on January 1, 2008, its required effective date. FAS 157 must be applied prospectively, except for certain stand-alone derivatives and hybrid instruments initially measured using the guidance in EITF 02-3, which must be applied as a cumulative effect of change in accounting principle to retained earnings at January 1, 2008. The cumulative effect, net of taxes, of adopting FAS 157 on AIG’s consolidated balance sheet was an increase in retained earnings of $4 million.

The most significant effect of adopting FAS 157 on AIG’s consolidated results of operations for 2008 related to changes in fair value methodologies with respect to both liabilities already carried at fair value, primarily hybrid notes and derivatives, and newly elected liabilities measured at fair value (see FAS 159 discussion below). Specifically, the incorporation of AIG’s own credit spreads and the incorporation of explicit risk margins (embedded policy derivatives at transition only) resulted in a increase in pre-tax loss of $1.8 billion ($1.2 billion after tax) for 2008. The effects of the changes in AIG’s own credit spreads on pre-tax income for AIGFP was an increase of $1.4 billion for 2008. The effect of the changes in counterparty credit spreads for assets measured at fair value at AIGFP was a decrease in pre-tax income of $10.7 billion for 2008.

See Note 4 to the Consolidated Financial Statements for additional FAS 157 disclosures.

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

See Note 4 to the Consolidated Financial Statements for additional FAS 159 disclosures.

218    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

FAS 157 and FAS 159

The following table summarizes the after-tax increase (decrease) from adopting FAS 157 and FAS 159 on the opening shareholders’ equity accounts:

	Accumulated		Cumulative
	Other		Effect of
	Comprehensive	Retained	Accounting
At January 1, 2008	Income/(Loss)	Earnings	Changes
	(In millions)

FAS 157	$—	$4	$4
FAS 159	(105)	(1,007)	(1,112)

Cumulative effect of change in accounting principles	$(105)	$(1,003)	$(1,108)

FSP FIN 39-1

In April 2007, the FASB issued FSP FIN 39-1, which modifies FASB Interpretation (FIN) No. 39, “Offsetting of Amounts Related to Certain Contracts,” and permits companies to offset cash collateral receivables or payables against derivative instruments under certain circumstances. AIG adopted the provisions of FSP FIN 39-1 effective January 1, 2008, which requires retrospective application to all prior periods presented. At December 31, 2008, the amounts of cash collateral received and posted that were offset against net derivative positions totaled $7.1 billion and $19.2 billion, respectively. The cash collateral received and paid related to AIGFP derivative instruments was previously recorded in both trade payables and trade receivables. Cash collateral received related to non-AIGFP derivative instruments was previously recorded in other liabilities. Accordingly, the derivative assets and liabilities at December 31, 2007 have been reduced by $6.3 billion and $5.8 billion, respectively, related to the netting of cash collateral.

FSP FAS 133-1 and FIN 45-4

In September 2008, the FASB issued FASB Staff Position No. FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An amendment of FASB Statement No. 133 and FASB Interpretation No. 45” (FSP). The FSP amends FAS 133 to require additional disclosures by sellers of credit derivatives, including derivatives embedded in a hybrid instrument. The FSP also amends FIN No. 45, “Guarantor’s Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, to require an additional disclosure about the current status of the payment/performance risk of a guarantee. The additional disclosures are included in Note 10 herein.

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

FSP FAS 140-4 and FIN 46(R)-8

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8. “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (FSP). The FSP amends and expands the disclosure requirements regarding transfers of financial assets and a company’s involvement with variable interest entities. The FSP is effective for interim and annual periods ending after December 15, 2008. Adoption of the FSP did not affect AIG’s financial condition, results of operations or cash flow, as only additional disclosures were required. The additional disclosures are included in Note 9 herein.

AIG 2008 Form 10-K    219

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

FSP EITF 99-20-1

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (FSP EITF 99-20-1). FSP EITF 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and other related guidance. AIG adopted this guidance in the fourth quarter of 2008. The effects of adopting FSP EITF 99-20-1 on AIG’s consolidated financial condition and results of operations were not material.

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

AIG adopted FAS 141(R) for business combinations for which the acquisition date is on or after January 1, 2009. AIG’s adoption of this guidance does not have a material effect on the Company’s consolidated financial position or results of operations, but may have an effect on the accounting for future business combinations, if any, as well as the assessment of goodwill impairments in the future.

FAS 160

In December 2007, the FASB issued FAS 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (FAS 160). FAS 160 requires noncontrolling (i.e., minority) interests in partially owned consolidated subsidiaries to be classified in the consolidated balance sheet as a separate component of consolidated shareholders’ equity, or in the mezzanine section of the balance sheet (between liabilities and equity), to the extent such interests do not qualify as “permanent equity” in accordance with EITF Topic D-98, “Classification and Measurement of Redeemable Securities” (revised September 2008). FAS 160 also establishes accounting rules for subsequent acquisitions and sales of noncontrolling interests and provides for how noncontrolling interests should be presented in the consolidated statement of income. The noncontrolling interests’ share of subsidiary income should be reported as a part of consolidated net income with disclosure of the attribution of consolidated net income to the controlling and noncontrolling interests on the face of the consolidated statement of income.

AIG adopted FAS 160 on January 1, 2009, its required effective date. FAS 160 must be adopted prospectively, except that consolidated net income would be recast to include net income attributable to both the controlling and noncontrolling interests retrospectively and minority interest balance sheet reclassifications are to be made retrospectively, as discussed below. Effective with AIG’s first quarter 2009 Form 10-Q, AIG will retrospectively reclassify a portion of the minority interest liability of $10.0 billion at December 31, 2008 (and prior periods) to a separate component of shareholders equity, titled Non-controlling interest, to the extent it qualifies to be reported in shareholders’ equity. The remaining portion will be reclassified to the mezzanine section of the balance sheet.

FAS 161

In March 2008, the FASB issued FAS 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (FAS 161). FAS 161 requires enhanced disclosures about (a) how and why AIG uses derivative instruments, (b) how derivative instruments and related hedged items

220    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

are accounted for under FAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect AIG’s consolidated financial condition, results of operations, and cash flows. FAS 161 is effective for AIG beginning with financial statements issued in the first quarter of 2009. Because FAS 161 only requires additional disclosures about derivatives, it will have no effect on AIG’s consolidated financial condition, results of operations or cash flows.

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

FSP FAS 140-3

In February 2008, the FASB issued FSP No. FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (FSP FAS 140-3). FSP FAS 140-3 requires an initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously with or in contemplation of the initial transfer to be evaluated as a linked transaction unless certain criteria are met. FSP FAS 140-3 is effective for AIG beginning January 1, 2009 and will be applied to new transactions entered into from that date forward. Early adoption is prohibited. AIG is currently assessing the effect that adopting FSP FAS 140-3 will have on its consolidated financial statements but does not believe the effect will be material.

FSP FAS 132(R)-1

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employer’s Disclosures about Postretirement Benefit Plan Assets” (FSP FAS 132(R)-1). FSP FAS 132(R)-1 amends FAS 132(R) to require more detailed disclosures about an employer’s plan assets, including the employer’s investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair values of plan assets. FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009.

EITF 07-5

In June 2008, the FASB ratified the consensus reached by the Emerging Issues Task Force (EITF) on Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”. Following the January 1, 2009 adoption date, instruments that are not indexed to the issuer’s stock would not qualify for an exception from derivative accounting provided in FAS 133 (which requires that an instrument is both indexed to the issuer’s own stock, and that it is classified in equity). AIG is assessing the effect that adopting EITF 07-5 will have on its consolidated financial statements, but does not believe the effect will be material.

2.	Restructuring

As described in Note 1 herein, AIG commenced an organization-wide restructuring plan under which some of its businesses will be divested, some will be held for later divestiture, and some businesses will be prepared for potential subsequent offerings to the public.

Successful execution of the restructuring plan involves significant separation activities. Accordingly, AIG established retention programs for its key employees to maintain ongoing business operations and to facilitate the successful execution of the restructuring plan. Additionally, given the market disruption in the first quarter of 2008, AIGFP established a retention plan for its employees to manage and unwind its complex businesses. Other major activities include the separation of shared services, infrastructure and assets among business units and corporate functions.

AIG 2008 Form 10-K    221

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

At December 31, 2008, AIG cannot determine the expected date of completion or reliably estimate the total aggregate expenses expected to be incurred for all AIG’s restructuring and separation activities. This is due to the significant scale of the restructuring plan, the fact that restructuring costs will vary depending on the identity of the ultimate purchasers of the divested entities, as well as the extended period over which the restructuring is expected to occur. For those activities that can be reasonably estimated, the total restructuring and separation expenses expected to be incurred is $1.9 billion at December 31, 2008.

Restructuring expenses and related asset impairment and other expenses, for the year ended December 31, 2008, by operating segment consisted of the following:

				Total Amount
	Restructuring	Separation		Expected
	Expenses	Expenses	Total	to be Incurred *
	(In millions)

General Insurance	$38	$101	$139	$312
Life Insurance & Retirement Services	15	53	68	243
Financial Services	91	196	287	564
Asset Management	24	45	69	94
Other	139	56	195	724

Total	$307	$451	$758	$1,937

*	Includes cumulative amounts incurred and additional future amounts to be incurred that can be reasonably estimated at the balance sheet date.

The initial restructuring liability and the corresponding movement from inception, for the year ended December 31, 2008, are summarized as follows:

							Total
		Contract	Asset	Other	Subtotal		Restructuring
	Severance	Termination	Write-	Exit	Restructuring	Separation	and Separation
	Expenses(a)	Expenses	Downs	Expenses(b)	Expenses	Expenses(c)	Expenses
	(In millions)

Liability balance, beginning of year	$—	$—	$—	$—	$—	$—	$—

Amounts charged to expense	89	27	51	140	307	451	758

Paid	(12)	—	—	(53)	(65)	(167)	(232)
Non-cash	—	—	(51)	—	(51)	—	(51)

Liability balance, end of year	$77	$27	$—	$87	$191	$284	$475

Total amount expected to be incurred(d)	$164	$106	$51	$585	$906	$1,031	$1,937

(a)	Restructuring expenses include $44 million of retention awards and Total amount expected to be incurred includes $57 million for retention awards for employees expected to be terminated.

(b)	Primarily includes consulting and other professional fees related to (i) asset disposition activities, (ii) AIG’s debt and capital restructuring program with the NY Fed and the United States Department of the Treasury and (iii) unwinding most of AIGFP’s businesses and portfolios.

(c)	Restructuring expenses include $448 million of retention awards and Total amount expected to be incurred includes $1.0 billion for key employee retention awards announced during 2008.

(d)	Includes cumulative amounts incurred and additional future amounts to be incurred that can be reasonably estimated at the balance sheet date.

222    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

3.	Segment Information

AIG identifies its operating segments by product line consistent with its management structure and evaluates their performance based on operating income (loss) before taxes. These segments and their respective operations are as follows:

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

Commercial Insurance writes substantially all classes of business insurance in the U.S. and Canada, accepting such business mainly from insurance brokers.

Transatlantic Holdings, Inc. (Transatlantic) subsidiaries offer reinsurance on both a treaty and facultative basis to insurers in the U.S. and abroad. Transatlantic structures programs for a full range of property and casualty products with an emphasis on specialty risks.

AIG’s Personal Lines operations provide automobile insurance through 21st.com and the Agency Auto Division, as well as a broad range of coverages for high net worth individuals through the AIG Private Client Group.

Mortgage Guaranty operations provide residential mortgage guaranty insurance that covers the first loss for credit defaults on high loan-to-value conventional first- and second-lien mortgages for the purchase or refinance of one to four family residences. Effective September 30, 2008 Mortgage Guaranty ceased insuring new second-lien mortgages.

AIG’s Foreign General Insurance group accepts risks primarily underwritten through a network of branches and foreign based insurance subsidiaries. The Foreign General Insurance group uses various marketing methods to write both business and consumer lines insurance with certain refinements for local laws, customs and needs. AIU operates in Asia, the Pacific Rim, Europe, including the United Kingdom, Africa, the Middle East and Latin America.

Each of the General Insurance sub-segments is comprised of groupings of major products and services as follows: Commercial Insurance is comprised of domestic commercial insurance products and services; Transatlantic is comprised of reinsurance products and services sold to other general insurance companies; Personal Lines is comprised of general insurance products and services sold to individuals; Mortgage Guaranty is comprised of products insuring against losses arising under certain loan agreements; and Foreign General is comprised of general insurance products sold overseas.

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

AIG’s principal Domestic Life Insurance and Domestic Retirement Services operations are American General Life Insurance Company (AG Life), The United States Life Insurance Company in the City of New York (USLIFE), American General Life and Accident Insurance Company (AGLA and, collectively with AG Life and USLIFE, the Domestic Life Insurance internal reporting unit), AIG Annuity Insurance Company (AIG Annuity), The Variable

AIG 2008 Form 10-K    223

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Annuity Life Insurance Company (VALIC) and AIG Retirement Services, Inc (AIG SunAmerica and, collectively with AIG Annuity and VALIC, the Domestic Retirement Services internal reporting unit).

American International Reinsurance Company Limited (AIRCO) acts primarily as an internal reinsurance company for AIG’s insurance operations.

Life Insurance & Retirement Services is comprised of two major groupings of products and services: insurance-oriented products and services and retirement savings products and services.

Financial Services:  AIG’s Financial Services subsidiaries engage in diversified activities including aircraft leasing, capital markets, consumer finance and insurance premium finance. Together, the Aircraft Leasing, Capital Markets and Consumer Finance operations generate the majority of the revenues produced by the Financial Services operations. A.I. Credit also contributes to Financial Services income principally by providing insurance premium financing for both AIG’s policyholders and those of other insurers.

AIG’s Aircraft Leasing operations represent the operations of ILFC, which generates its revenues primarily from leasing new and used commercial jet aircraft to foreign and domestic airlines. Revenues also result from the remarketing of commercial jet aircraft for ILFC’s own account, and remarketing and fleet management services for airlines and financial institutions.

Capital Markets represents the operations of AIGFP, which engaged as principal in a wide variety of financial transactions, including standard and customized financial products involving commodities, credit, currencies, energy, equities and interest rates. AIGFP also invests in a diversified portfolio of securities and principal investments and engages in borrowing activities that involve issuing standard and structured notes and other securities and entering into GIAs. Given the extreme market conditions experienced in 2008, downgrades of AIG’s credit ratings by the rating agencies, as well as AIG’s intent to refocus on its core businesses, AIGFP has begun to unwind its businesses and portfolios including those associated with credit protection written through credit default swaps on super senior risk tranches of diversified pools of loans and debt securities.

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

AIG’s Consumer Finance operations in North America are principally conducted through AGF. AGF derives most of its revenues from finance charges assessed on real estate loans, secured and unsecured non-real estate loans and retail sales finance receivables. During 2008, AGF ceased its wholesale originations (originations through mortgage brokers).

AIG’s foreign consumer finance operations are principally conducted through AIGCFG. AIGCFG operates primarily in emerging and developing markets. AIGCFG has operations in Argentina, China, Brazil, Hong Kong, Mexico, the Philippines, Poland, Taiwan, Thailand, India and Colombia.

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

Other Operations:  AIG’s Other operations include interest expense, restructuring costs, expenses of corporate staff not attributable to specific business segments, expenses related to efforts to improve internal controls, corporate initiatives, certain compensation plan expenses and the settlement costs more fully described in Note 14(a) to the Consolidated Financial Statements.

224    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

AIG’s operations by operating segment were as follows:

	Operating Segments
		Life
		Insurance &					Consolidation
	General	Retirement	Financial	Asset			and
	Insurance	Services	Services	Management	Other	Total	Eliminations	Consolidated
	(In millions)

2008
Total revenues*	$44,676	$3,054	$(31,095)	$(4,526)	$(81)	$12,028	$(924)	$11,104
Interest expense	6	5	3,365	712	13,323	17,411	(393)	17,018
Other-than-temporary impairment charges	4,533	38,731	127	7,276	138	50,805	—	50,805
Operating loss before minority interest*	(5,746)	(37,446)	(40,821)	(9,187)	(15,055)	(108,255)	(506)	(108,761)
Depreciation expense	380	439	1,976	250	162	3,207	—	3,207
Capital expenditures	261	695	3,501	1,381	303	6,141	—	6,141
Year-end identifiable assets	$165,947	$489,646	$167,061	$46,850	$168,762	$1,038,266	$(177,848)	$860,418

2007
Total revenues	$51,708	$53,570	$(1,309)	$5,625	$457	$110,051	$13	$110,064
Interest expense	29	128	7,794	567	1,580	10,098	(410)	9,688
Other-than-temporary impairment charges	276	2,798	650	835	156	4,715	—	4,715
Operating income (loss) before minority interest	10,526	8,186	(9,515)	1,164	(2,140)	8,221	722	8,943
Depreciation expense	300	392	1,831	88	179	2,790	—	2,790
Capital expenditures	354	532	4,569	3,557	271	9,283	—	9,283
Year-end identifiable assets	$181,708	$613,161	$193,975	$77,274	$126,874	$1,192,992	$(144,631)	$1,048,361

2006
Total revenues	$49,206	$50,878	$7,777	$4,543	$483	$112,887	$500	$113,387
Interest expense	23	74	6,005	105	1,069	7,276	(325)	6,951
Other-than-temporary impairment charges	77	641	1	225	—	944	—	944
Operating income (loss) before minority interest	10,412	10,121	383	1,538	(1,435)	21,019	668	21,687
Depreciation expense	274	268	1,655	13	164	2,374	—	2,374
Capital expenditures	375	711	6,278	835	244	8,443	—	8,443
Year-end identifiable assets	$167,004	$550,957	$202,485	$78,275	$107,517	$1,106,238	$(126,828)	$979,410

*	To better align financial reporting with the manner in which AIG’s chief operating decision maker manages the business, AIG’s own credit risk valuation adjustments on intercompany transactions, the recognition of which began in 2008, are excluded from segment revenues and operating income. In addition, goodwill impairment charges totaling $1.1 billion that were recorded on AIG Parent’s books have been included herein for segment reporting purposes.

AIG 2008 Form 10-K    225

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

AIG’s General Insurance operations by major internal reporting unit were as follows:

	General Insurance
					Foreign	Total	Consolidation	Total
	Commercial		Personal	Mortgage	General	Reportable	and	General
	Insurance	Transatlantic	Lines	Guaranty	Insurance	Segment	Eliminations	Insurance
	(In millions)

2008
Total revenues	$20,841	$4,079	$4,848	$1,228	$13,658	$44,654	$22	$44,676
Claims and claims adjustment
expenses incurred	17,915	2,907	3,633	3,264	7,838	35,557	—	35,557
Underwriting expenses	5,991	1,233	2,000	439	5,202	14,865	—	14,865
Operating income (loss)	(3,065)	(61)	(785)	(2,475)	618	(5,768)	22	(5,746)
Depreciation expense	101	3	87	7	182	380	—	380
Capital expenditures	69	3	62	10	117	261	—	261
Year-end identifiable assets	$107,458	$13,376	$5,304	$6,561	$39,037	$171,736	$(5,789)	$165,947

2007
Total revenues	$27,653	$4,382	$4,924	$1,041	$13,715	$51,715	$(7)	$51,708
Claims and claims adjustment
expenses incurred	15,948	2,638	3,660	1,493	6,243	29,982	—	29,982
Underwriting expenses	4,400	1,083	1,197	185	4,335	11,200	—	11,200
Operating income (loss)	7,305	661	67	(637)	3,137	10,533	(7)	10,526
Depreciation expense	97	2	70	6	125	300	—	300
Capital expenditures	93	4	81	21	155	354	—	354
Year-end identifiable assets	$112,675	$15,484	$5,930	$4,550	$48,728	$187,367	$(5,659)	$181,708

2006
Total revenues	$27,419	$4,050	$4,871	$877	$11,999	$49,216	$(10)	$49,206
Claims and claims adjustment
expenses incurred	16,779	2,463	3,306	349	5,155	28,052	—	28,052
Underwriting expenses	4,795	998	1,133	200	3,616	10,742	—	10,742
Operating income	5,845	589	432	328	3,228	10,422	(10)	10,412
Depreciation expense	100	2	52	5	115	274	—	274
Capital expenditures	125	2	94	11	143	375	—	375
Year-end identifiable assets	$104,866	$14,268	$5,391	$3,604	$43,879	$172,008	$(5,004)	$167,004

226    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

AIG’s Life Insurance & Retirement Services operations by major internal reporting unit were as follows:

	Life Insurance & Retirement Services
	Foreign Life					Total Life
	Insurance &	Domestic	Domestic	Total	Consolidation	Insurance &
	Retirement	Life	Retirement	Reportable	and	Retirement
	Services	Insurance	Services	Segment	Eliminations	Services
	(In millions)

2008
Total revenues:
Insurance-oriented products	$22,137	$(3,743)	$—	$18,394	$—	$18,394
Retirement savings products	(2,042)	2,222	(15,520)	(15,340)	—	(15,340)

Total revenues	20,095	(1,521)	(15,520)	3,054	—	3,054

Operating income	(6,337)	(10,238)	(20,871)	(37,446)	—	(37,446)
Depreciation expense	232	90	117	439	—	439
Capital expenditures	595	32	68	695	—	695
Year-end identifiable assets	$271,867	$97,773	$137,471	$507,111	$(17,465)	$489,646

2007
Total revenues:
Insurance-oriented products	$34,289	$8,535	$—	$42,824	$—	$42,824
Retirement savings products	3,974	493	6,279	10,746	—	10,746

Total revenues	38,263	9,028	6,279	53,570	—	53,570

Operating income	6,197	642	1,347	8,186	—	8,186
Depreciation expense	194	85	113	392	—	392
Capital expenditures	398	53	81	532	—	532
Year-end identifiable assets	$309,934	$108,908	$201,216	$620,058	$(6,897)	$613,161

2006
Total revenues:
Insurance-oriented products	$31,022	$8,538	$—	$39,560	$—	$39,560
Retirement savings products	3,609	568	7,141	11,318	—	11,318

Total revenues	34,631	9,106	7,141	50,878	—	50,878

Operating income	6,881	917	2,323	10,121	—	10,121
Depreciation expense	171	63	34	268	—	268
Capital expenditures	602	71	38	711	—	711
Year-end identifiable assets	$261,259	$103,624	$192,885	$557,768	$(6,811)	$550,957

AIG 2008 Form 10-K    227

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

AIG’s Financial Services operations by major internal reporting unit were as follows:

	Financial Services
					Total	Consolidation	Total
	Aircraft	Capital	Consumer		Reportable	and	Financial
	Leasing	Markets	Finance	Other	Segment	Elimination	Services
	(In millions)

2008
Total revenues	$5,075	$(40,333)	$3,849	$323	$(31,086)	$(9)	$(31,095)
Interest expense	1,557	—	1,567	276	3,400	(35)	3,365
Operating income*	1,116	(40,471)	(1,261)	(205)	(40,821)	—	(40,821)
Depreciation expense	1,879	20	48	29	1,976	—	1,976
Capital expenditures	3,231	5	85	180	3,501	—	3,501
Year-end identifiable assets	$47,426	$77,846	$34,525	$(2,354)	$157,443	$9,618	$167,061

2007
Total revenues	$4,694	$(9,979)	$3,655	$1,471	$(159)	$(1,150)	$(1,309)
Interest expense	1,650	4,644	1,437	63	7,794	—	7,794
Operating income (loss)	873	(10,557)	171	(2)	(9,515)	—	(9,515)
Depreciation expense	1,751	24	41	15	1,831	—	1,831
Capital expenditures	4,164	21	62	322	4,569	—	4,569
Year-end identifiable assets	$44,970	$105,568	$36,822	$17,357	$204,717	$(10,742)	$193,975

2006
Total revenues	$4,082	$(186)	$3,587	$320	$7,803	$(26)	$7,777
Interest expense	1,442	3,215	1,303	108	6,068	(63)	6,005
Operating income (loss)	578	(873)	668	10	383	—	383
Depreciation expense	1,584	19	41	11	1,655	—	1,655
Capital expenditures	6,012	15	52	199	6,278	—	6,278
Year-end identifiable assets	$41,975	$121,243	$32,702	$12,368	$208,288	$(5,803)	$202,485

*	Includes $1.4 billion of intercompany interest expense and $803 million of increase to fair value which are eliminated in AIG’s consolidation.

228    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

AIG’s Asset Management operations consist of a single internal reporting unit.

AIG’s operations by major geographic segment were as follows:

	Geographic Segments
			Other
	Domestic(a)	Far East	Foreign	Consolidated
	(In millions)

2008
Total revenues	$(33,301)	$25,022	$19,383	$11,104
Real estate and other fixed assets, net of accumulated depreciation	3,224	1,552	790	5,566
Flight equipment primarily under operating leases, net of accumulated depreciation(b)	$43,395	$—	$—	$43,395

2007
Total revenues	$46,402	$36,512	$27,150	$110,064
Real estate and other fixed assets, net of accumulated depreciation	3,202	1,404	912	5,518
Flight equipment primarily under operating leases, net of accumulated depreciation(b)	$41,984	$—	$—	$41,984

2006
Total revenues	$57,984	$33,883	$21,520	$113,387
Real estate and other fixed assets, net of accumulated depreciation	2,432	1,082	867	4,381
Flight equipment primarily under operating leases, net of accumulated depreciation(b)	$39,875	$—	$—	$39,875

(a)	Including revenues from insurance operations in Canada of $1.4 billion, $1.3 billion and $1.1 billion in 2008, 2007 and 2006, respectively. Revenues are generally recorded based on the geographic location of the reporting unit.

(b)	ILFC derives more than 90 percent of its revenue from foreign-operated airlines.

AIG 2008 Form 10-K    229

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

4.	Fair Value Measurements

Effective January 1, 2008, AIG adopted FAS 157 and FAS 159, which specify measurement and disclosure standards related to assets and liabilities measured at fair value. See Note 1 herein for additional information.

The most significant effect of adopting FAS 157 on AIG’s results of operations for 2008 related to changes in fair value methodologies with respect to both liabilities already carried at fair value, primarily hybrid notes and derivatives, and newly elected liabilities measured at fair value (see FAS 159 discussion below). Specifically, the incorporation of AIG’s own credit spreads and the incorporation of explicit risk margins (embedded policy derivatives at transition only) to reflect the risk of AIG’s non-performance resulted in an increase of $1.8 billion to pre-tax income ($1.2 billion after tax) for 2008, as follows:

	Net Pre-Tax
	Increase (Decrease)
	Twelve Months Ended	Liabilities Carried
	December 31, 2008	at Fair Value	Business Segment Affected
	(In millions)

Income statement caption:
Net realized capital losses	$542	Freestanding derivatives	All segments — excluding AIGFP
	(155)	Embedded policy derivatives	Life Insurance & Retirement Services
Unrealized market valuation losses on AIGFP super senior credit default swap portfolio	185	Super senior credit default swap portfolio	AIGFP
Other income	1,209	Notes, GIAs, derivatives, other liabilities	AIGFP

Net pre-tax increase	$1,781

Liabilities already carried at fair value	$1,697
Newly elected liabilities measured at fair value (FAS 159 elected)	84

Net pre-tax increase	$1,781

Fair Value Measurements on a Recurring Basis

AIG measures at fair value on a recurring basis financial instruments in its trading and available for sale securities portfolios, certain mortgage and other loans receivable, certain spot commodities, derivative assets and liabilities, securities purchased (sold) under agreements to resell (repurchase), securities lending invested collateral, non-traded equity investments and certain private limited partnerships and certain hedge funds included in other invested assets, certain short-term investments, separate and variable account assets, certain policyholder contract deposits, securities and spot commodities sold but not yet purchased, certain trust deposits and deposits due to banks and other depositors, certain long-term debt, and certain hybrid financial instruments included in other liabilities. The fair value of a financial instrument is the amount that would be received on sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

230    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

Fair Value Hierarchy

Beginning January 1, 2008, assets and liabilities recorded at fair value in the consolidated balance sheet are measured and classified in a hierarchy for disclosure purposes consisting of three “levels” based on the observability of inputs available in the marketplace used to measure the fair values as discussed below:

•	Level 1: Fair value measurements that are quoted prices (unadjusted) in active markets that AIG has the ability to access for identical assets or liabilities. Market price data generally is obtained from exchange or dealer markets. AIG does not adjust the quoted price for such instruments. Assets and liabilities measured at fair value on a recurring basis and classified as Level 1 include certain government and agency securities, actively traded listed common stocks and derivative contracts, most separate account assets and most mutual funds.

•	Level 2: Fair value measurements based on inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Assets and liabilities measured at fair value on a recurring basis and classified as Level 2 generally include certain government securities, most investment-grade and high-yield corporate bonds, certain ABS, certain listed equities, state, municipal and provincial obligations, hybrid securities, mutual fund and hedge fund investments, derivative contracts, GIAs at AIGFP and physical commodities.

•	Level 3: Fair value measurements based on valuation techniques that use significant inputs that are unobservable. These measurements include circumstances in which there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety. AIG’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment. In making the assessment, AIG considers factors specific to the asset or liability. Assets and liabilities measured at fair value on a recurring basis and classified as Level 3 include certain distressed ABS, structured credit products, certain derivative contracts (including AIGFP’s super senior credit default swap portfolio), policyholder contract deposits carried at fair value, private equity and real estate fund investments, and direct private equity investments. AIG’s non-financial-instrument assets that are measured at fair value on a non-recurring basis generally are classified as Level 3.

The following is a description of the valuation methodologies used for instruments carried at fair value:

Incorporation of Credit Risk in Fair Value Measurements

•	AIG’s Own Credit Risk. Fair value measurements for AIGFP’s debt, GIAs, structured note liabilities and freestanding derivatives incorporate AIG’s own credit risk by determining the explicit cost for each counterparty to protect against its net credit exposure to AIG at the balance sheet date by reference to observable AIG credit default swap spreads. A counterparty’s net credit exposure to AIG is determined based on master netting agreements, when applicable, which take into consideration all positions with AIG, as well as collateral posted by AIG with the counterparty at the balance sheet date.

Fair value measurements for embedded policy derivatives and policyholder contract deposits take into consideration that policyholder liabilities are senior in priority to general creditors of AIG and therefore are much less sensitive to changes in AIG credit default swap or cash issuance spreads.

AIG 2008 Form 10-K    231

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

•	Counterparty Credit Risk. Fair value measurements for freestanding derivatives incorporate counterparty credit by determining the explicit cost for AIG to protect against its net credit exposure to each counterparty at the balance sheet date by reference to observable counterparty credit default swap spreads. AIG’s net credit exposure to a counterparty is determined based on master netting agreements, which take into consideration all derivative positions with the counterparty, as well as cash collateral posted by the counterparty at the balance sheet date.

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

ML II and ML III

At their inception, AIG’s economic interests in ML II and membership interests in ML III (Maiden Lane Interests) were valued at the transaction prices of $1 billion and $5 billion, respectively. Subsequently, Maiden Lane Interests are valued using a discounted cash flow methodology that uses the estimated future cash flows of the assets to which the Maiden Lane Interests are entitled and the discount rates applicable to such interests as derived from the fair value of the entire asset pool. The implicit discount rates are calibrated to the changes in the estimated asset values for the underlying assets commensurate with AIG’s interests in the capital structure of the respective entities. Estimated cash flows and discount rates used in the valuations are validated, to the extent possible, using market observable information for securities with similar asset pools, structure and terms.

Valuation Sensitivity:  The fair values of the Maiden Lane Interests are most affected by changes in the discount rates and changes in the underlying estimated future collateral cash flow assumptions used in the valuation model.

The benchmark LIBOR interest rate curve changes are determined by macroeconomic considerations and financial sector credit spreads. The spreads over LIBOR for the Maiden Lane Interests (including collateral-specific credit and liquidity spreads) can change as a result of changes in market expectations about the future performance of these investments as well as changes in the risk premium that market participants would demand at the time of the transactions.

Changes in estimated future cash flows would primarily be the result of changes in expectations for collateral defaults, recoveries, and underlying loan prepayments.

232    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Increases in the discount rate or decreases in estimated future cash flows used in the valuation would decrease AIG’s estimate of the fair value of the Maiden Lane Interests as shown in the table below.

	Fair Value Change
	ML II	ML III

	(in millions)

Discount Rates
200 basis point increase	$(87)	$(596)
400 basis point increase	(164)	(1,098)

Estimated Future Cash Flows
10% decrease	(316)	(881)
20% decrease	(595)	(1,668)

AIG believes that the ranges of discount rates used in these analyses are reasonable based on implied spread volatilities of similar collateral securities and implied volatilities of LIBOR interest rates. The ranges of estimated future cash flows were determined based on variability in estimated future cash flows implied by cumulative loss estimates for similar instruments. The fair values of the Maiden Lane Interests are likely to vary, perhaps materially, from the amount estimated.

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

Private Limited Partnership and Hedge Fund Investments — Other Invested Assets

AIG initially estimates the fair value of investments in certain private limited partnerships and certain hedge funds by reference to the transaction price. Subsequently, AIG obtains the fair value of these investments generally from net asset value information provided by the general partner or manager of the investments, the financial statements of which generally are audited annually. AIG considers observable market data and performs diligence procedures in validating the appropriateness of using the net asset value as a fair value measurement.

Separate Account Assets

Separate account assets are composed primarily of registered and unregistered open-end mutual funds that generally trade daily and are measured at fair value in the manner discussed above for equity securities traded in active markets.

AIG 2008 Form 10-K    233

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

Embedded Policy Derivatives

The fair value of embedded policy derivatives contained in certain variable annuity and equity-indexed annuity and life contracts is measured based on actuarial and capital market assumptions related to projected cash flows over the expected lives of the contracts. These cash flow estimates primarily include benefits and related fees assessed, when applicable, and incorporate expectations about policyholder behavior. Estimates of future policyholder behavior are subjective and based primarily on AIG’s historical experience. With respect to embedded policy derivatives in AIG’s variable annuity contracts, because of the dynamic and complex nature of the expected cash flows, risk neutral valuations are used. Estimating the underlying cash flows for these products involves many estimates and judgments, including those regarding expected market rates of return, market volatility, correlations of market index returns to funds, fund performance, discount rates and policyholder behavior. With respect to embedded policy derivatives in AIG’s equity-indexed annuity and life contracts, option pricing models are used to estimate fair value, taking into account assumptions for future equity index growth rates, volatility of the equity index, future interest rates, and determinations on adjusting the participation rate and the cap on equity indexed credited rates in light of market conditions and policyholder behavior assumptions. With the adoption of FAS 157, these methodologies were not changed, with the exception of incorporating an explicit risk margin to take into consideration market participant estimates of projected cash flows and policyholder behavior. The valuation technique used to measure the fair value of certain variable annuity guarantees was modified during 2008, primarily with respect to the development of long-dated equity volatility assumptions and the discount rates applied to certain projected benefit payments.

AIGFP’s Super Senior Credit Default Swap Portfolio

AIGFP values its credit default swaps written on the super senior risk layers of designated pools of debt securities or loans using internal valuation models, third-party price estimates and market indices. The principal market was determined to be the market in which super senior credit default swaps of this type and size would be

234    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

transacted, or have been transacted, with the greatest volume or level of activity. AIG has determined that the principal market participants, therefore, would consist of other large financial institutions who participate in sophisticated over-the-counter derivatives markets. The specific valuation methodologies vary based on the nature of the referenced obligations and availability of market prices.

The valuation of the super senior credit derivatives continues to be challenging given the limitation on the availability of market observable information due to the lack of trading and price transparency in the structured finance market, particularly during and since the second half of 2007. These market conditions have increased the reliance on management estimates and judgments in arriving at an estimate of fair value for financial reporting purposes. Further, disparities in the valuation methodologies employed by market participants and the varying judgments reached by such participants when assessing volatile markets have increased the likelihood that the various parties to these instruments may arrive at significantly different estimates as to their fair values.

AIGFP’s valuation methodologies for the super senior credit default swap portfolio have evolved in response to the deteriorating market conditions and the lack of sufficient market observable information. AIG has sought to calibrate the model to available market information and to review the assumptions of the model on a regular basis.

In the case of credit default swaps written to facilitate regulatory capital relief, AIGFP estimates the fair value of these derivatives by considering observable market transactions. The transactions with the most observability are the early terminations of these transactions by counterparties. AIG expects that the majority of these transactions will be terminated within the next 15 months by AIGFP’s counterparties. During 2008, $99.7 billion in net notional amount of regulatory capital super senior transactions was terminated or matured. AIGFP has also received formal termination notices for an additional $26.5 billion in net notional amount of regulatory capital super senior CDS transactions with effective termination dates in 2009. AIGFP has not been required to make any payments as part of these terminations and in certain cases was paid a fee upon termination. AIGFP also considers other market data, to the extent relevant and available.

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

AIGFP has adapted the BET model to estimate the price of the super senior risk layer or tranche of the CDO. AIG modified the BET model to imply default probabilities from market prices for the underlying securities and not from rating agency assumptions. To generate the estimate, the model uses the price estimates for the securities comprising the portfolio of a CDO as an input and converts those estimates to credit spreads over current LIBOR-based interest rates. These credit spreads are used to determine implied probabilities of default and expected losses on the underlying securities. This data is then aggregated and used to estimate the expected cash flows of the super senior tranche of the CDO.

Prices for the individual securities held by a CDO are obtained in most cases from the CDO collateral managers, to the extent available. For the year ended December 31, 2008, CDO collateral managers provided market prices for 61.2 percent of the underlying securities. When a price for an individual security is not provided by a CDO collateral manager, AIGFP derives the price through a pricing matrix using prices from CDO collateral managers for similar securities. Matrix pricing is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the relationship of the security to other benchmark quoted securities. Substantially all of the CDO collateral managers who provided prices used dealer prices for all or part of the underlying securities, in some cases supplemented by third-party pricing services.

The BET model also uses diversity scores, weighted average lives, recovery rates and discount rates.

AIG 2008 Form 10-K    235

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

AIGFP employs a Monte Carlo simulation to assist in quantifying the effect on the valuation of the CDO of the unique aspects of the CDO’s structure such as triggers that divert cash flows to the most senior part of the capital structure. The Monte Carlo simulation is used to determine whether an underlying security defaults in a given simulation scenario and, if it does, the security’s implied random default time and expected loss. This information is used to project cash flow streams and to determine the expected losses of the portfolio.

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

In the case of credit default swaps written on portfolios of investment-grade corporate debt, AIGFP estimates the fair value of its obligations by comparing the contractual premium of each contract to the current market levels of the senior tranches of comparable credit indices, the iTraxx index for European corporate issuances and the CDX index for U.S. corporate issuances. These indices are considered reasonable proxies for the referenced portfolios. In addition, AIGFP compares these valuations to third-party prices and makes adjustments as necessary to determine the best available estimate of fair value.

AIGFP estimates the fair value of its obligations resulting from credit default swaps written on CLOs to be equivalent to the par value less the current market value of the referenced obligation. Accordingly, the value is determined by obtaining third-party quotes on the underlying super senior tranches referenced under the credit default swap contract.

Policyholder Contract Deposits

Policyholder contract deposits accounted for at fair value beginning January 1, 2008 are measured using an income approach by taking into consideration the following factors:

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

The change in fair value of these policyholder contract deposits is recorded as policyholder benefits and claims incurred in the consolidated statement of income (loss).

Spot commodities and Securities and spot commodities sold but not yet purchased

Fair values of spot commodities and spot commodities sold but not yet purchased are based on current market prices of reference spot futures contracts traded on exchanges. Fair values for securities sold but not yet purchased are based on current market prices.

236    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents information about assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the levels of the inputs used:

						Total
				Counterparty	Cash	December 31,
	Level 1	Level 2	Level 3	Netting(a)	Collateral(b)	2008
	(In millions)

Assets:
Bonds available for sale	$414	$344,237	$18,391	$—	$—	$363,042
Bond trading securities	781	29,480	6,987	—	—	37,248
Securities lending invested collateral(c)	—	2,966	435	—	—	3,401
Common and preferred stocks available for sale	7,282	1,415	111	—	—	8,808
Common and preferred stocks trading	11,199	1,133	3	—	—	12,335
Mortgage and other loans receivable	—	131	—		—	131
Other invested assets(d)	1,853	6,175	11,168	—	—	19,196
Unrealized gain on swaps, options and forward transactions	223	90,998	3,865	(74,217)	(7,096)	13,773
Securities purchased under agreements to resell	—	3,960	—	—	—	3,960
Short-term investments	3,247	16,069	—	—	—	19,316
Separate account assets	47,902	2,410	830	—	—	51,142
Other assets	—	44	325	—	—	369

Total	$72,901	$499,018	$42,115	$(74,217)	$(7,096)	$532,721

Liabilities:
Policyholder contract deposits	$—	$—	$5,458	$—	$—	$5,458
Other policyholder funds	—	—	—	—	—	—
Securities sold under agreements to repurchase	—	4,423	85	—	—	4,508
Securities and spot commodities sold but not yet purchased	1,124	1,569	—	—	—	2,693
Unrealized loss on swaps, options and forward transactions(e)	1	85,255	14,435	(74,217)	(19,236)	6,238
Trust deposits and deposits due to banks and other depositors	—	30	—	—	—	30
Commercial paper	—	6,802	—	—	—	6,802
Other long-term debt	—	15,448	1,147	—	—	16,595
Other liabilities	—	1,355	—	—	—	1,355

Total	$1,125	$114,882	$21,125	$(74,217)	$(19,236)	$43,679

(a)	Represents netting of derivative exposures covered by a qualifying master netting agreement in accordance with FIN 39.

(b)	Represents cash collateral posted and received.

AIG 2008 Form 10-K    237

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

(c)	Amounts exclude short-term investments that are carried at cost, which approximates fair value of $443 million.

(d)	Approximately 14.6 percent of the fair value of the assets recorded as Level 3 relates to various private equity, real estate, hedge fund and fund-of-funds which are consolidated by AIG. AIG’s ownership in these funds represented 27.6 percent, or $1.7 billion of the Level 3 amount.

(e)	Included in Level 3 is the fair value derivative liability of $9.0 billion on AIGFP super senior credit default swap portfolio.

At December 31, 2008, Level 3 assets were 4.9 percent of total assets, and Level 3 liabilities were 2.6 percent of total liabilities.

The following tables present changes during 2008 in Level 3 assets and liabilities measured at fair value on a recurring basis, and the realized and unrealized gains (losses) recorded in income during 2008 related to the Level 3 assets and liabilities that remained in the consolidated balance sheet at December 31, 2008:

							Changes in
		Net					Unrealized Gains
		Realized and					(Losses) on
		Unrealized	Accumulated	Purchases,			Instruments
	Balance	Gains (Losses)	Other	Sales,		Balance at	Held at
	Beginning	Included	Comprehensive	Issuances and	Transfers	December 31,	December 31,
	of Year(a)	in Income(b)	Income (Loss)	Settlements-net	In (Out)	2008	2008
	(In millions)

Assets:
Bonds available for sale	$19,071	$(5,968)	$(653)	$803	$5,138	$18,391	$—
Bond trading securities	4,563	(3,905)	5	6,268	56	6,987	(2,468)
Securities lending invested collateral	11,353	(6,667)	1,668	(11,732)	5,813	435	—
Common and preferred stocks available for sale	359	(25)	(53)	(173)	3	111	—
Common and preferred stocks trading	30	—	(4)	(25)	2	3	(1)
Mortgage and other loans receivable	—	(4)	—	—	4	—	—
Other invested assets	10,373	112	(382)	1,042	23	11,168	991
Short-term investments	—	—	—	—	—	—	—
Other assets	141	12	—	172	—	325	12
Separate account assets	1,003	(221)	—	48	—	830	(221)

Total	$46,893	$(16,666)	$581	$(3,597)	$11,039	$38,250	$(1,687)

Liabilities:
Policyholder contract deposits	$(3,674)	$(986)	$5	$(803)	$—	$(5,458)	$2,163
Securities sold under agreements to repurchase	(208)	(17)	—	(82)	222	(85)	(3)
Unrealized loss on swaps, options and forward transactions, net	(11,710)	(26,824)	(19)	27,956	27	(10,570)	(177)
Other long-term debt	(3,578)	730	—	1,309	392	(1,147)	(126)
Other liabilities	(511)	—	—	511	—	—	—

Total	$(19,681)	$(27,097)	$(14)	$28,891	$641	$(17,260)	$1,857

(a)	Total Level 3 derivative exposures have been netted on these tables for presentation purposes only.

238    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

(b)	Net realized and unrealized gains and losses shown above are reported in the consolidated statement of income (loss) primarily as follows:

Major Category of Assets/Liabilities	Consolidated Statement of Income (Loss) Line Items

Financial Services assets and liabilities	•	Other income
	•	Unrealized market valuation losses on AIGFP super senior credit default swap portfolio
Securities lending invested collateral	•	Net realized capital gains (losses)
Other invested assets	•	Net realized capital gains (losses)
Policyholder contract deposits	•	Policyholder benefits and claims incurred
	•	Net realized capital gains (losses)

Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3 in the tables above. As a result, the unrealized gains (losses) on instruments held at December 31, 2008 may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable inputs (e.g., changes in unobservable long-dated volatilities).

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

Fair Value Measurements on a Non-Recurring Basis

AIG also measures the fair value of certain assets on a non-recurring basis, generally quarterly, annually, or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. These assets include held to maturity securities (in periods prior to the third quarter of 2008), cost and equity-method investments, life settlement contracts, flight equipment, collateral securing foreclosed loans and real estate and other fixed assets, goodwill, and other intangible assets. AIG uses a variety of techniques to measure the fair value of these assets when appropriate, as described below:

•	Cost and Equity-Method Investments: When AIG determines that the carrying value of these assets may not be recoverable, AIG records the assets at fair value with the loss recognized in income. In such cases, AIG measures the fair value of these assets using the techniques discussed in Fair Value Measurements on a Recurring Basis — Fair Value Hierarchy, above, for fixed maturities and equity securities.

•	Life Settlement Contracts: AIG measures the fair value of individual life settlement contracts (which are included in other invested assets) whenever the carrying value plus the undiscounted future costs that are expected to be incurred to keep the life settlement contract in force exceed the expected proceeds from the contract. In those situations, the fair value is determined on a discounted cash flow basis, incorporating current life expectancy assumptions. The discount rate incorporates current information about market interest rates, the credit exposure to the insurance company that issued the life settlement contract and AIG’s estimate of the risk margin an investor in the contracts would require.

•	Flight Equipment Primarily Under Operating Leases: When AIG determines the carrying value of its commercial aircraft may not be recoverable, AIG records the aircraft at fair value with the loss recognized in income. AIG measures the fair value of its commercial aircraft using an income approach based on the present value of all cash flows from existing and projected lease payments (based on historical experience and current expectations regarding market participants) including net contingent rentals for the period

AIG 2008 Form 10-K    239

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

extending to the end of the aircraft’s economic life in its highest and best use configuration, plus its disposition value.

•	Collateral Securing Foreclosed Loans and Real Estate and Other Fixed Assets: When AIG takes collateral in connection with foreclosed loans, AIG generally bases its estimate of fair value on the price that would be received in a current transaction to sell the asset by itself.

•	Goodwill: AIG tests goodwill for impairment whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable, but at least annually. When AIG determines goodwill may be impaired, AIG uses techniques including discounted expected future cash flows, appraisals, or, in the case of reporting units being considered for sale, third-party indications of fair value, if available.

•	Long-Lived Assets: AIG tests its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of a long-lived asset may not be recoverable. AIG measures the fair value of long-lived assets based on an in-use premise that considers the same factors used to estimate the fair value of its real estate and other fixed assets under an in-use premise discussed above.

See Notes 1(c), (d), (e), and (s) herein for additional information about how AIG tests various asset classes for impairment.

Assets measured at fair value on a non-recurring basis on which impairment charges were recorded were as follows:

					Year Ended
					December 31,
	Level 1	Level 2	Level 3	Total	2008
	(In millions)

Goodwill	$—	$—	$—	$—	$4,085
Real estate owned	—	—	1,379	1,379	242
Other investments	15	—	3,122	3,137	265
Other assets	—	29	1,160	1,189	107

Total	$15	$29	$5,661	$5,705	$4,699

AIG recognized goodwill impairment charges of $4.1 billion in 2008, which were primarily related to the General Insurance, Domestic Life Insurance and Domestic Retirement Services, Consumer Finance and the Capital Markets businesses. At December 31, 2008, the carrying value of remaining goodwill in the General Insurance, Life Insurance & Retirement Services and Asset Management operating segments totaled $1.3 billion, $4.4 billion and $1.3 billion, respectively.

AIG recognized an impairment charge on certain investment real estate and other long-lived assets of $614 million for 2008, which was included in other income. As required by FAS 157, the fair value disclosed in the table above is unadjusted for transaction costs. The amounts recorded on the consolidated balance sheet are net of transaction costs.

Fair Value Option

FAS 159 permits a company to choose to measure at fair value many financial instruments and certain other assets and liabilities that are not required to be measured at fair value. Subsequent changes in fair value for designated items are required to be reported in income. Unrealized gains and losses on financial instruments in AIG’s insurance businesses and in AIGFP for which the fair value option was elected under FAS 159 are classified in policyholder benefits and claims incurred and in other income, respectively, in the consolidated statement of income (loss).

240    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table presents the gains or losses recorded during 2008 related to the eligible instruments for which AIG elected the fair value option and the related transition adjustment recorded as a decrease to opening shareholders’ equity at January 1, 2008:

	January 1,	Transition	January 1,	Gain (Loss)
	2008	Adjustment	2008	Year Ended
	Prior to	Upon	After	December 31,
	Adoption	Adoption(a)	Adoption	2008
	(In millions)

Mortgage and other loans receivable	$1,109	$—	$1,109	$(82)
Trading securities (formerly available for sale)	39,278	5	39,283	(8,663)
Trading — ML II and ML III	—	—	—	(1,116)
Securities purchased under agreements to resell	20,950	1	20,951	400
Other invested assets	321	(1)	320	(39)
Short-term investments	6,969	—	6,969	68
Deferred policy acquisition costs	1,147	(1,147)	—	—
Other assets	435	(435)	—	1

Future policy benefits for life, accident and health insurance contracts	299	299	—	—
Policyholder contract deposits(b)	3,739	360	3,379	1,314
Securities sold under agreements to repurchase	6,750	(10)	6,760	(125)
Securities and spot commodities sold but not yet purchased	3,797	(10)	3,807	(176)
Trust deposits and deposits due to banks and other depositors	216	(25)	241	198
Long-term debt	57,968	(675)	58,643	(4,041)
Other liabilities	1,792	—	1,792	1,210

Total gain (loss) for the year ended December 31, 2008(c)				$(11,051)
Pre-tax cumulative effect of adopting the fair value option		(1,638)
Decrease in deferred tax liabilities		526

Cumulative effect of adopting the fair value option		$(1,112)

(a)	Effective January 1, 2008, AIGFP elected to apply the fair value option under FAS 159 to all eligible assets and liabilities (other than equity method investments, trade receivables and trade payables) because electing the fair value option allows AIGFP to more closely align its results with the economics of its transactions by recognizing concurrently through earnings the change in fair value of its derivatives and the offsetting change in fair value of the assets and liabilities being hedged as well as the manner in which the business is evaluated by management. Substantially all of the gain (loss) amounts shown above are reported in other income on the consolidated statement of income (loss). In August 2008, AIGFP modified prospectively this election as management believes it is appropriate to exclude from the automatic election for securities purchased in connection with existing structured credit transactions and their related funding obligations. AIGFP will evaluate whether to elect the fair value option on a case-by-case basis for securities purchased in connection with existing structured credit transactions and their related funding obligations.

(b)	AIG elected to apply the fair value option to certain single premium variable life products in Japan and an investment-linked life insurance product sold principally in Asia, both classified within policyholder contract deposits in the consolidated balance sheet. AIG elected the fair value option for these liabilities to more closely align its accounting with the economics of its transactions. For the investment-linked product sold principally in

AIG 2008 Form 10-K    241

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Asia, the election more effectively aligns changes in the fair value of assets with a commensurate change in the fair value of policyholders’ liabilities. For the single premium life products in Japan, the fair value option election allows AIG to economically hedge the inherent market risks associated with this business in an efficient and effective manner through the use of derivative instruments. The hedging program, which was completely implemented in the third quarter of 2008, results in an accounting presentation for this business that more closely reflects the underlying economics and the way the business is managed, with the change in the fair value of derivatives and underlying assets largely offsetting the change in fair value of the policy liabilities. AIG did not elect the fair value option for other liabilities classified in policyholder contract deposits because other contracts do not share the same contract features that created the disparity between the accounting presentation and the economic performance.

(c)	Not included in the table above were losses of $44.6 billion for the year ended December 31, 2008, that were primarily due to changes in the fair value of derivatives, trading securities and certain other invested assets for which the fair value option under FAS 159 was not elected. Included in this amount were unrealized market valuation losses of $28.6 billion for the year ended December 31, 2008, related to AIGFP’s super senior credit default swap portfolio.

Interest income and expense and dividend income on assets and liabilities elected under the fair value option are recognized and classified in the consolidated statement of income (loss) depending on the nature of the instrument and related market conventions. For AIGFP related activity, interest, dividend income, and interest expense are included in other income. Otherwise, interest and dividend income are included in net investment income in the consolidated statement of income (loss). See Note 1(a) herein for additional information about AIG’s policies for recognition, measurement, and disclosure of interest and dividend income and interest expense.

During 2008, AIG recognized a gain of $84 million, attributable to the observable effect of changes in credit spreads on AIG’s own liabilities for which the fair value option was elected. AIG calculates the effect of these credit spread changes using discounted cash flow techniques that incorporate current market interest rates, AIG’s observable credit spreads on these liabilities and other factors that mitigate the risk of nonperformance such as collateral posted.

The following table presents the difference between fair values and the aggregate contractual principal amounts of mortgage and other loans receivable and long-term debt, for which the fair value option was elected:

	Fair Value at
	December 31,	Principal Amount
	2008	Due Upon Maturity	Difference
	(In millions)

Assets:
Mortgage and other loans receivable	$131	$244	$(113)
Liabilities:
Long-term debt	$21,285	$16,827	$4,458

At December 31, 2008, there were no mortgage and other loans receivable for which the fair value option was elected, that were 90 days or more past due and in non-accrual status.

Fair Value Information about Financial Instruments Not Measured at Fair Value

FAS 107, “Disclosures about Fair Value of Financial Instruments” (FAS 107), requires disclosure of fair value information about financial instruments for which it is practicable to estimate such fair value. FAS 107 excludes certain financial instruments, including those related to insurance contracts and lease contracts.

Information regarding the estimation of fair value for financial instruments not carried at fair value is discussed below:

•	Mortgage and other loans receivable: Fair values of loans on real estate and collateral loans were estimated for disclosure purposes using discounted cash flow calculations based upon discount rates that

242    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

AIG believes market participants would use in determining the price they would pay for such assets. For certain loans, AIG’s current incremental lending rates for similar type loans is used as the discount rate, as it is believed that this rate approximates the rates market participants would use. The fair values of policy loans were not estimated as AIG believes it would have to expend excessive costs for the benefits derived.

•	Finance receivables: Fair values were estimated for disclosure purposes using discounted cash flow calculations based upon the weighted average rates currently being offered in the marketplace for similar finance receivables.

•	Securities lending invested collateral and securities lending payable: Securities lending collateral are floating rate fixed maturity securities recorded at fair value. Fair values were based upon quoted market prices or internally developed models consistent with the methodology for other fixed maturity securities. The contract values of securities lending payable approximate fair value as these obligations are short-term in nature.

•	Cash, short-term investments, trade receivables, trade payables, securities purchased (sold) under agreements to resell (repurchase), and commercial paper and extendible commercial notes: The carrying values of these assets and liabilities approximate fair values because of the relatively short period of time between origination and expected realization.

•	Policyholder contract deposits associated with investment-type contracts: Fair values for policyholder contract deposits associated with investment-type contracts not accounted for at fair value were estimated for disclosure purposes using discounted cash flow calculations based upon interest rates currently being offered for similar contracts with maturities consistent with those remaining for the contracts being valued. Where no similar contracts are being offered, the discount rate is the appropriate tenor swap rates (if available) or current risk-free interest rates consistent with the currency in which the cash flows are denominated.

•	Trust deposits and deposits due to banks and other depositors: The fair values of certificates of deposit which mature in more than one year are estimated for disclosure purposes using discounted cash flow calculations based upon interest rates currently offered for deposits with similar maturities. For demand deposits and certificates of deposit which mature in less than one year, carrying values approximate fair value.

•	Long-term debt: Fair values of these obligations were estimated for disclosure purposes using discounted cash flow calculations based upon AIG’s current incremental borrowing rates for similar types of borrowings with maturities consistent with those remaining for the debt being valued.

AIG 2008 Form 10-K    243

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table presents the carrying value and estimated fair value of AIG’s financial instruments as required by FAS 107:

	At December 31,
	2008		2007
	Carrying	Fair	Carrying	Fair
	Value(a)	Value	Value(a)	Value
	(In millions)

Assets:
Fixed maturities	$404,134	$404,134	$545,176	$545,752
Equity securities	21,143	21,143	45,569	45,569
Mortgage and other loans receivable	34,687	35,056	33,727	34,123
Finance receivables, net of allowance	30,949	28,731	31,234	28,693
Other invested assets(b)	50,381	51,622	57,788	58,633
Securities purchased under agreements to resell	3,960	3,960	20,950	20,950
Short-term investments	46,666	46,666	51,351	51,351
Cash	8,642	8,642	2,284	2,284
Unrealized gain on swaps, options and forward transactions	13,773	13,773	14,104	14,104
Trade receivables	1,901	1,901	672	672
Liabilities:
Policyholder contract deposits associated with investment-type contracts	179,478	176,783	211,987	211,698
Securities sold under agreements to repurchase	5,262	5,262	8,331	9,048
Trade payables	977	977	6,445	6,445
Securities and spot commodities sold but not yet purchased	2,693	2,693	4,709	4,709
Unrealized loss on swaps, options and forward transactions	6,238	6,238	18,031	18,031
Trust deposits and deposits due to banks and other depositors	4,498	4,469	4,903	4,986
Commercial paper and extendible commercial notes	613	613	13,114	13,114
Federal Reserve Bank of New York commercial paper funding facility	15,105	15,105	—	—
Federal Reserve Bank of New York credit facility	40,431	40,708	—	—
Other long-term debt	137,054	101,467	162,935	165,064
Securities lending payable	2,879	2,879	81,965	81,965

(a)	The carrying value of all other financial instruments approximates fair value.

(b)	Excludes aircraft asset investments held by non-Financial Services subsidiaries.

244    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

5.	Investments

(a) Statutory Deposits:  Total carrying values of cash and securities deposited by AIG’s insurance subsidiaries under requirements of regulatory authorities were $15.2 billion and $13.6 billion at December 31, 2008 and 2007, respectively.

(b) Net Investment Income:  An analysis of net investment income follows:

	Years Ended December 31,
	2008	2007	2006
	(In millions)

Fixed maturities, including short-term investments	$20,839	$21,445	$19,773
Equity securities	592	575	277
Interest on mortgage and other loans	1,516	1,423	1,253
Partnerships	(2,022)	1,986	1,596
Mutual funds	(989)	535	948
Trading account losses	(725)	(150)	—
Other investments*	1,002	959	1,241

Total investment income before policyholder income and trading gains (losses)	20,213	26,773	25,088
Policyholder investment income and trading gains (losses)	(6,984)	2,903	2,016

Total investment income	13,229	29,676	27,104
Investment expenses	1,007	1,057	1,034

Net investment income	$12,222	$28,619	$26,070

*	Includes net investment income from securities lending activities, representing interest earned on securities lending invested collateral offset by interest expense on securities lending payable.

AIG 2008 Form 10-K    245

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

(c)	Net Realized Gains and Losses:

The Net realized capital gains (losses) and increase (decrease) in unrealized appreciation of AIG’s available for sale investments were as follows:

	Years Ended December 31,
	2008	2007	2006
	(In millions)

Net realized capital gains (losses):
Sales of fixed maturities	$(5,266)	$(468)	$(382)
Sales of equity securities	(119)	1,087	813
Sales of real estate and other assets	1,239	619	303
Other-than-temporary impairments:
Severity	(29,146)	(1,557)	—
Lack of intent to hold to recovery	(12,110)	(1,054)	(636)
Foreign currency declines	(1,903)	(500)	—
Issuer-specific credit events	(5,985)	(515)	(262)
Adverse projected cash flows on structured securities	(1,661)	(446)	(46)
Foreign exchange transactions	3,123	(643)	(382)
Derivative instruments	(3,656)	(115)	698

Total	$(55,484)	$(3,592)	$106

Increase (decrease) in unrealized appreciation of investments:
Fixed maturities	$(9,944)	$(6,644)	$1,156
Equity securities	(4,654)	2,440	432
Other investments	766	(3,842)	986

Increase (decrease) in unrealized appreciation	$(13,832)	$(8,046)	$2,574

Net unrealized gains (losses) included in the consolidated statement of income from investment securities classified as trading securities in 2008, 2007 and 2006 were $(8.1) billion, $1.1 billion and $938 million, respectively.

Other-Than-Temporary Impairments

AIG assesses its ability to hold any fixed maturity security in an unrealized loss position to its recovery, including fixed maturity securities classified as available for sale, at each balance sheet date. The decision to sell any such fixed maturity security classified as available for sale reflects the judgment of AIG’s management that the security to be sold is unlikely to provide, on a relative value basis, as attractive a return in the future as alternative securities entailing comparable risks. With respect to distressed securities, the decision to sell reflects the judgment of AIG’s management that the risk-discounted anticipated ultimate recovery is less than the value achievable on sale.

AIG evaluates its investments for impairments in valuation as well as credit. The determination that a security has incurred an other-than-temporary decline in value requires the judgment of AIG’s management and consideration of the fundamental condition of the issuer, its near-term prospects and all the relevant facts and circumstances. See Note 1(c) — Investments in Fixed Maturities and Equity Securities for further information on AIG’s impairment policy.

Once a security has been identified as other-than-temporarily impaired, the amount of such impairment is determined by reference to that security’s contemporaneous fair value and recorded as a charge to earnings.

246    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

As a result of AIG’s periodic evaluation of its securities for other-than-temporary impairments in value, AIG recorded other-than-temporary impairment charges of $50.8 billion, $4.7 billion (including $643 million related to AIGFP recorded in other income) and $944 million in 2008, 2007 and 2006, respectively.

In light of the recent significant disruption in the U.S. residential mortgage and credit markets, AIG has recognized an other-than-temporary impairment charge (severity loss) of $29.1 billion in 2008, primarily related to mortgage-backed, asset-backed and collateralized securities, and securities of financial institutions. Notwithstanding AIG’s intent and ability to hold such securities until they have recovered their cost basis (except for securities lending invested collateral comprising $9.2 billion of the severity loss for 2008), and despite structures that indicate that a substantial amount of the securities should continue to perform in accordance with original terms, AIG concluded that it could not reasonably assert that the impairment period would be temporary.

In addition to the above severity losses, AIG recorded other-than-temporary impairment charges in 2008, 2007 and 2006 related to:

•	securities that AIG does not intend to hold until recovery;

•	declines due to foreign exchange rates;

•	issuer-specific credit events;

•	certain structured securities impaired under Emerging Issues Task Force Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets” and related interpretive guidance; and

•	other impairments, including equity securities and partnership investments.

The gross realized gains and gross realized losses from sales of AIG’s available for sale securities were as follows:

	Years Ended December 31,
	2008		2007		2006
	Gross	Gross	Gross	Gross	Gross	Gross
	Realized	Realized	Realized	Realized	Realized	Realized
	Gains	Losses	Gains	Losses	Gains	Losses
	(In millions)

Fixed maturities	$6,620	$11,886	$680	$1,148	$711	$1,093
Equity securities	1,415	1,569	1,368	291	1,111	320
Preferred stocks	35	—	10	—	22	—

Total	$8,070	$13,455	$2,058	$1,439	$1,844	$1,413

AIG 2008 Form 10-K    247

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

(d)	Fair Value of Investment Securities:

The amortized cost or cost and fair value of AIG’s available for sale and held to maturity securities were as follows:

	December 31, 2008				December 31, 2007
	Amortized	Gross	Gross		Amortized	Gross	Gross
	Cost or	Unrealized	Unrealized	Fair	Cost or	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(In millions)

Available for sale(a):
U.S. government and government sponsored entities	$4,433	$331	$(59)	$4,705	$7,956	$333	$(37)	$8,252
Obligations of states, municipalities and political subdivisions	62,718	1,150	(2,611)	61,257	46,087	927	(160)	46,854
Non-U.S. governments	62,176	6,560	(1,199)	67,537	67,023	3,920	(743)	70,200
Corporate debt(b)	194,481	4,661	(13,523)	185,619	239,822	6,215	(4,518)	241,519
Mortgage-backed, asset- backed and collateralized:
RMBS	32,092	645	(2,985)	29,752	89,851	433	(5,504)	84,780
CMBS	14,205	126	(3,105)	11,226	23,918	237	(1,156)	22,999
CDO/ABS	6,741	233	(843)	6,131	10,844	196	(593)	10,447
AIGFP(c)	217	—	—	217	16,369	355	(450)	16,274

Total Mortgage-backed, asset-backed and collateralized	53,255	1,004	(6,933)	47,326	140,982	1,221	(7,703)	134,500

Total bonds	377,063	13,706	(24,325)	366,444	501,870	12,616	(13,161)	501,325
Equity securities	8,381	1,146	(719)	8,808	15,188	5,547	(463)	20,272

Total	385,444	14,852	(25,044)	375,252	517,058	18,163	(13,624)	521,597

Held to maturity(d):	$—	$—	$—	$—	$21,581	$609	$(33)	$22,157

(a)	At December 31, 2007, included AIGFP available for sale securities with a fair value of $39.3 billion, for which AIGFP elected the fair value option effective January 1, 2008, consisting primarily of corporate debt, mortgage-backed, asset-backed and collateralized securities. At December 31, 2008, the fair value of these securities was $26.1 billion. At December 31, 2008 and 2007, fixed maturities held by AIG that were below investment grade or not rated totaled $19.4 billion and $27.0 billion, respectively. During the third quarter of 2008, AIG changed its intent to hold until maturity certain tax-exempt municipal securities held by its insurance subsidiaries. As a result, all securities previously classified as held to maturity are now classified in the available for sale category. See Note 1 to the Consolidated Financial Statements for additional information. Fixed maturity securities reported on the balance sheet include $442 million of short-term investments included in Securities lending invested collateral.

(b)	Excluding AIGFP, corporate debt securities by industry categories were primarily in financial institutions and utilities at 42 percent and 13 percent, respectively, at December 31, 2008 and 42 percent and 11 percent, respectively, at December 31, 2007.

(c)	The December 31, 2007 amounts represent total AIGFP investments in mortgage-backed, asset-backed and collateralized securities for which AIGFP has elected the fair value option effective January 1, 2008. At December 31, 2008, the fair value of these securities was $12.4 billion. The December 31, 2008 amounts represent securities for which AIGFP has not elected the fair value option.

(d)	Represents obligations of states, municipalities and political subdivisions. In 2008, AIG changed its intent to hold such securities to maturity.

248    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The amortized cost and fair values of AIG’s available for sale fixed maturity securities, by contractual maturity were as follows. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized
At December 31, 2008	Cost	Fair Value
	(In millions)

Due in one year or less	$15,430	$15,515
Due after one year through five years	79,619	77,742
Due after five years through ten years	98,957	97,064
Due after ten years	129,802	128,797
Mortgage-backed, asset-backed and collateralized	53,255	47,326

Total available for sale	$377,063	$366,444

AIG’s available for sale securities are recorded on the consolidated balance sheet as follows:

	At December 31,
	Fair Value
	2008	2007
	(In millions)

Bonds available for sale	$363,042	$437,675
Common and preferred stocks available for sale	8,808	20,272
Securities lending invested collateral*	3,402	63,650

Total	$375,252	$521,597

*	Excludes $442 million and $12.0 billion of short-term investments included in securities lending invested collateral at December 31, 2008 and 2007, respectively.

(e)	Gross Unrealized Losses and Estimated Fair Values on Investments:

The following table summarizes the cost basis and gross unrealized losses on AIG’s available for sale securities, aggregated by major investment category and length of time that individual securities have been in a continuous unrealized loss position:

	12 Months or Less		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
	Cost(a)	Losses	Cost(a)	Losses	Cost(a)	Losses
	(In millions)

December 31, 2008
Bonds(b)	$142,496	$14,332	$56,312	$9,993	$198,808	$24,325
Equity securities	3,749	719	—	—	3,749	719

Total	$146,245	$15,051	$56,312	$9,993	$202,557	$25,044

December 31, 2007
Bonds(b)	$190,809	$9,935	$65,137	$3,226	$255,946	$13,161
Equity securities	4,433	463	—	—	4,433	463

Total	$195,242	$10,398	$65,137	$3,226	$260,379	$13,624

(a)	For bonds, represents amortized cost.

(b)	Primarily relates to the corporate debt category.

AIG 2008 Form 10-K    249

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

At December 31, 2008, AIG held 29,068 and 40,029 of individual bond and stock investments, respectively, that were in an unrealized loss position, of which 7,736 individual investments were in an unrealized loss position for a continuous 12 months or longer.

AIG did not consider these securities in an unrealized loss position to be other-than-temporarily impaired at December 31, 2008, because management has the intent and ability to hold these investments until they recover their cost basis within a recovery period deemed to be temporary. In performing this evaluation, management considered the market recovery periods for securities in previous periods of broad market declines. In addition, for certain securities with more significant declines, management performed extended fundamental credit analysis on a security-by-security basis including consideration of credit enhancements, expected defaults on underlying collateral, review of relevant industry analyst reports and forecasts and other market available data. In management’s view this analysis provides persuasive evidence sufficient to conclude that such severe declines in fair value below amortized cost should not be considered other than temporary.

(f)	Maiden Lane II LLC

On December 12, 2008, AIG, certain wholly owned U.S. life insurance company subsidiaries of AIG (the life insurance companies), and AIG Securities Lending Corp. (the AIG Agent), another AIG subsidiary, entered into an Asset Purchase Agreement (the Asset Purchase Agreement) with Maiden Lane II LLC (ML II), a Delaware limited liability company whose sole member is the NY Fed.

Pursuant to the Asset Purchase Agreement, the life insurance companies sold to ML II all of their undivided interests in a pool of $39.3 billion face amount of residential mortgage-backed securities (the RMBS) held by the AIG Agent, as agent of the life insurance companies, in connection with AIG’s U.S. securities lending program (the Securities Lending Program). The AIG Agent had purchased the RMBS on behalf of the life insurance companies with cash held as collateral for securities loaned by the life insurance companies in the U.S. Securities Lending Program. In exchange for the RMBS, the life insurance companies received an initial purchase price of $19.8 billion plus the right to receive deferred contingent portions of the total purchase price of $1 billion plus a participation in the residual, each of which is subordinated to the repayment of the NY Fed loan to ML II. The amount of the initial payment and the deferred contingent portions of the total purchase price, if any are realized, will be allocated among the life insurance companies based on their respective ownership interests in the pool of RMBS as of September 30, 2008.

Pursuant to a credit agreement, the NY Fed, as senior lender, made a loan to ML II (the ML II Senior Loan) in the aggregate amount of $19.5 billion (such amount being the cash purchase price of the RMBS payable by ML II on the closing date after certain adjustments, including payments on RMBS for the period between the transaction settlement date of October 31, 2008 and the closing date of December 12, 2008). The ML II Senior Loan is secured by a first priority security interest in the RMBS and all property of ML II, bears interest at a rate per annum equal to one-month LIBOR plus 1.00 percent and has a stated six-year term, subject to extension by the NY Fed at its sole discretion. After the ML II Senior Loan has been repaid in full, to the extent there are sufficient net cash proceeds from the RMBS, the life insurance companies will be entitled to receive from ML II a portion of the deferred contingent purchase price in the amount of up to $1.0 billion plus interest that accrues from the closing date and is capitalized monthly at the rate of one-month LIBOR plus 3.0 percent. In addition, after ML II has paid this fixed portion of the deferred contingent purchase price plus interest, the life insurance companies will be entitled to receive one-sixth of any net proceeds received by ML II in respect of the RMBS as the remaining deferred contingent purchase price for the RMBS and the NY Fed will receive five-sixths of any net proceeds received by ML II in respect of the RMBS as contingent interest on the ML II Senior Loan. The NY Fed will have sole control over ML II and the sales of the RMBS by ML II so long as the NY Fed has any interest in the ML II Senior Loan.

AIG does not have any control rights over ML II. AIG has determined that ML II is a variable interest entity (VIE) and AIG is not the primary beneficiary. The transfer of RMBS to ML II has been accounted for as a sale, in accordance with FAS 140. AIG has elected to account for its $1 billion economic interest in ML II (including the rights to the deferred contingent purchase price) at fair value under FAS 159. This interest is reported in Bonds —

250    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

trading securities, with changes in fair value reported as a component of Net investment income. See Note 4 for further discussion of AIG’s fair value methodology.

The life insurance companies applied the initial consideration from the RMBS sale, along with available cash and $5.1 billion provided by AIG in the form of capital contributions, to settle outstanding securities lending transactions under the U.S. Securities Lending Program, including those with the NY Fed, which totaled approximately $20.5 billion at December 12, 2008, and the U.S. Securities Lending Program and the Securities Lending Agreement with the NY Fed have been terminated.

(g)	Maiden Lane III LLC

On November 25, 2008, AIG entered into a Master Investment and Credit Agreement (the ML III Agreement) with the NY Fed, Maiden Lane III LLC (ML III), and The Bank of New York Mellon, which established arrangements, through ML III, to fund the purchase of multi-sector collateralized debt obligations (multi-sector CDOs) underlying or related to certain credit default swaps and other similar derivative instruments (CDS) written by AIG Financial Products Corp. in connection with the termination of such CDS. Concurrently, AIG Financial Products Corp.’s counterparties to such CDS transactions agreed to terminate those CDS transactions relating to the multi-sector CDOs purchased from them.

Pursuant to the ML III Agreement, the NY Fed, as senior lender, made available to ML III a term loan facility (the ML III Senior Loan) in an aggregate amount up to $30.0 billion. The ML III Senior Loan bears interest at one-month LIBOR plus 1.0 percent and has a six-year expected term, subject to extension by the NY Fed at its sole discretion.

AIG contributed $5.0 billion for an equity interest in ML III. The equity interest will accrue distributions at a rate per annum equal to one-month LIBOR plus 3.0 percent. Accrued but unpaid distributions on the equity interest will be compounded monthly. AIG’s rights to payment from ML III are fully subordinated and junior to all payments of principal and interest on the ML III Senior Loan. The creditors of ML III do not have recourse to AIG for ML III’s obligations, although AIG is exposed to losses up to the full amount of AIG’s equity interest in ML III.

Upon payment in full of the ML III Senior Loan and the accrued distributions on AIG’s equity interest in ML III, all remaining amounts received by ML III will be paid 67 percent to the NY Fed as contingent interest and 33 percent to AIG as contingent distributions on its equity interest.

The NY Fed is the controlling party and managing member of ML III for so long as the NY Fed has any interest in the ML III Senior Loan. AIG does not have any control rights over ML III. AIG has determined that ML III is a VIE and AIG is not the primary beneficiary. AIG has elected to account for its $5 billion interest in ML III (including the rights to contingent distributions) at fair value under FAS 159. This interest is reported in Bonds — trading securities, at fair value, with changes in fair value reported as a component of Net investment income. See Note 4 for a further discussion of AIG’s fair value methodology.

Through December 31, 2008, AIG Financial Products Corp. terminated CDS transactions with its counterparties and concurrently, ML III purchased the underlying multi-sector CDOs, including $8.5 billion of multi-sector CDOs underlying 2a-7 Puts written by AIG Financial Products Corp. The NY Fed advanced an aggregate of $24.3 billion to ML III under the ML III Senior Loan, and ML III funded its purchase of the $62.1 billion of multi-sector CDOs with a net payment to AIG Financial Products Corp. counterparties of $26.8 billion. AIG Financial Products Corp.’s counterparties also retained $35.0 billion, of which $2.5 billion was returned under the shortfall agreement, in net collateral previously posted by AIG Financial Products Corp. in respect of the terminated multi-sector CDS. The $26.8 billion funded by ML III was based on the fair value of the underlying multi-sector CDOs at October 31, 2008, as mutually agreed between the NY Fed and AIG.

AIG 2008 Form 10-K    251

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

(h)	Other Invested Assets:

Other invested assets were as follows:

	At December 31,
	2008	2007
	(In millions)

Partnerships(a)	$24,416	$28,938
Mutual funds	2,924	4,891
Investment real estate(b)	8,879	9,877
Aircraft asset investments(c)	1,597	1,689
Life settlement contracts(d)	2,581	1,610
Consolidated managed partnerships and funds	6,714	6,614
Investments in partially owned companies	649	654
All other investments	4,218	5,204

Other invested assets	$51,978	$59,477

(a)	Includes private equity partnerships and hedge funds.

(b)	Net of accumulated depreciation of $813 million and $548 million in 2008 and 2007, respectively.

(c)	Consist primarily of Life Insurance & Retirement Services investments in aircraft equipment held in trusts.

(d)	See paragraph (i) below for additional information.

At December 31, 2008 and 2007, $6.8 billion and $7.2 billion of Other invested assets related to available for sale investments carried at fair value, with unrealized gains and losses recorded in of Accumulated other comprehensive income (loss), net of deferred taxes, with almost all of the remaining investments being accounted for on the equity method of accounting. All of the investments are subject to impairment testing (see Note 1(k) herein). The gross unrealized loss on the investments accounted for as available for sale at December 31, 2008 was $438 million, the majority of which represents investments that have been in a continuous unrealized loss position for less than 12 months.

(i) Investments in Life Settlement Contracts:  At December 31, 2008, the carrying value of AIG’s life settlement contracts was $2.6 billion, and is included in Other invested assets in the consolidated balance sheet. These investments are monitored for impairment on a contract-by-contract basis quarterly. During 2008, income recognized on life settlement contracts previously held in non-consolidated trusts was $99 million, and is included in net investment income in the consolidated statement of income.

Further information regarding life settlement contracts follows:

	Number of	Carrying	Face Value
At December 31, 2008	Contracts	Value	(Death Benefits)
	(Dollars in millions)

Remaining Life Expectancy of Insureds:
0 — 1 year	8	$7	$10
1 — 2 years	50	43	59
2 — 3 years	113	93	146
3 — 4 years	166	139	296
4 — 5 years	218	163	357
Thereafter	3,522	2,136	10,963

Total	4,077	$2,581	$11,831

252    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

At December 31, 2008, the anticipated life insurance premiums required to keep the life settlement contracts in force, payable in the ensuing twelve months ending December 31, 2009 and the four succeeding years ending December 31, 2013 are $258 million, $280 million, $279 million, $285 million, and $285 million, respectively.

6.	Lending Activities

Mortgages and other loans receivable were as follows:

	Years Ended December 31,
	2008	2007
	(In millions)

Mortgages — commercial	$17,161	$17,105
Mortgages — residential*	2,271	2,153
Life insurance policy loans	9,589	8,099
Collateral, guaranteed, and other commercial loans	5,874	6,447

Total mortgage and other loans receivable	34,895	33,804
Allowance for losses	(208)	(77)

Mortgage and other loans receivable, net	$34,687	$33,727

*	Primarily consists of foreign mortgage loans.

Mortgage loans and other receivables held for sale were $33 million and $377 million at December 31, 2008 and 2007, respectively.

Finance receivables, net of unearned finance charges, were as follows:

	Years Ended December 31,
	2008	2007
	(In millions)

Real estate loans	$20,650	$20,023
Non-real estate loans	5,763	5,447
Retail sales finance	3,417	3,659
Credit card loans	1,422	1,566
Other loans	1,169	1,417

Total finance receivables	32,421	32,112
Allowance for losses	(1,472)	(878)

Finance receivables, net	$30,949	$31,234

Finance receivables held for sale were $960 million and $233 million at December 31, 2008 and 2007, respectively.

7.	Reinsurance

In the ordinary course of business, AIG’s General Insurance and Life Insurance companies place reinsurance with other insurance companies in order to provide greater diversification of AIG’s business and limit the potential for losses arising from large risks. In addition, AIG’s General Insurance subsidiaries assume reinsurance from other insurance companies.

AIG 2008 Form 10-K    253

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Supplemental information for gross loss and benefit reserves net of ceded reinsurance follows:

	As	Net of
	Reported	Reinsurance
	(In millions)

December 31, 2008
Liability for unpaid claims and claims adjustment expense	$(89,258)	$(72,455)
Future policy benefits for life and accident and health insurance contracts	(142,334)	(140,750)
Reserve for unearned premiums	(25,735)	(21,540)
Reinsurance assets*	22,582	—

December 31, 2007
Liability for unpaid claims and claims adjustment expense	$(85,500)	$(69,288)
Future policy benefits for life and accident and health insurance contracts	(136,387)	(134,781)
Reserve for unearned premiums	(27,703)	(23,709)
Reinsurance assets*	21,811	—

*	Represents gross reinsurance assets, excluding allowances and reinsurance recoverable on paid losses.

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

254    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

General Insurance premiums written and earned were as follows:

	Years Ended December 31,
	2008	2007	2006
	(In millions)

Premiums written:
Direct	$49,422	$52,055	$49,609
Assumed	7,239	6,743	6,671
Ceded	(11,427)	(11,731)	(11,414)

Total	$45,234	$47,067	$44,866

Premiums earned:
Direct	$50,110	$50,403	$47,973
Assumed	7,336	6,530	6,449
Ceded	(11,224)	(11,251)	(10,971)

Total	$46,222	$45,682	$43,451

For the years ended December 31, 2008, 2007 and 2006, reinsurance recoveries, which reduced loss and loss expenses incurred, amounted to $8.4 billion, $9.0 billion and $8.3 billion, respectively.

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

Life Insurance & Retirement Services premiums were as follows:

	Years Ended December 31,
	2008	2007	2006
	(In millions)

Gross premiums	$39,153	$34,585	$32,247
Ceded premiums	(1,858)	(1,778)	(1,481)

Premiums	$37,295	$32,807	$30,766

Life Insurance recoveries, which reduced death and other benefits, approximated $908 million, $1.1 billion and $806 million, respectively, for the years ended December 31, 2008, 2007 and 2006.

Life Insurance in force ceded to other insurance companies was as follows:

	At December 31,
	2008	2007	2006
	(In millions)

Life Insurance in force ceded	$384,538	$402,654	$408,970

Life Insurance assumed represented less than 0.1 percent, 0.1 percent and 0.1 percent of gross Life Insurance in force at December 31, 2008, 2007 and 2006, respectively, and Life Insurance & Retirement Services premiums assumed represented 0.2 percent, 0.1 percent and 0.1 percent of gross premiums and other considerations for the years ended December 31, 2008, 2007 and 2006, respectively.

AIG’s Domestic Life Insurance and Domestic Retirement Services operations utilize internal and third-party reinsurance relationships to manage insurance risks and to facilitate capital management strategies. Pools of highly-

AIG 2008 Form 10-K    255

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

rated third-party reinsurers are utilized to manage net amounts at risk in excess of retention limits. AIG’s Domestic Life Insurance companies also cede excess, non-economic reserves carried on a statutory-basis only on certain term and universal life insurance policies and certain fixed annuities to an offshore affiliate.

AIG generally obtains letters of credit in order to obtain statutory recognition of its intercompany reinsurance transactions. For this purpose, AIG has a $2.5 billion syndicated letter of credit facility outstanding at December 31, 2008, all of which relates to life intercompany reinsurance transactions. AIG has also obtained approximately $2.3 billion of letters of credit on a bilateral basis all of which relates to life intercompany reinsurance transactions. All of these approximately $4.8 billion of letters of credit are due to mature on December 31, 2015. In the event that AIG’s Domestic Life Insurance companies cease to be wholly owned subsidiaries of AIG, then AIG may no longer be able to utilize these letters of credit or the above referenced facility.

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

8.	Deferred Policy Acquisition Costs

The rollforward of deferred policy acquisition costs were as follows:

	Years Ended December 31,
	2008	2007	2006
	(In millions)

General Insurance operations:
Balance at beginning of year	$5,407	$4,977	$4,546

Acquisition costs deferred	7,370	8,661	8,115
Amortization expense	(7,428)	(8,235)	(7,866)
Increase (decrease) due to foreign exchange and other	(235)	4	182

Balance at end of year	$5,114	$5,407	$4,977

Life Insurance & Retirement Services operations:
Balance at beginning of year	$38,445	$32,810	$28,106

Acquisition costs deferred	7,277	7,276	6,823
Amortization expense(a)	(4,971)	(3,367)	(3,712)
Change in net unrealized gains (losses) on securities	1,419	745	646
Increase (decrease) due to foreign exchange	(466)	916	947
Other(b)	(1,091)	65	—

Subtotal	$40,613	$38,445	$32,810

Consolidation and eliminations	55	62	70

Balance at end of year(c)	$40,668	$38,507	$32,880

Total deferred policy acquisition costs	$45,782	$43,914	$37,857

256    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

(a)	In 2007, amortization expense was reduced by $732 million related to changes in actuarial estimates, which was mostly offset in policyholder benefits and claims incurred.

(b)	In 2008, primarily represents the cumulative effect of the adoption of FAS 159. In 2007, includes the cumulative effect of the adoption of SOP 05-1 of $(118) million and a balance sheet reclassification of $189 million.

(c)	Includes $1.4 billion, $5 million and $(720) million at December 31, 2008, 2007 and 2006, respectively, related to the effect of net unrealized gains and losses on available for sale securities.

Included in the above table is the VOBA, an intangible asset recorded during purchase accounting, which is amortized in a manner similar to DAC. Amortization of VOBA was $111 million, $213 million and $239 million in 2008, 2007 and 2006, respectively, while the unamortized balance was $2.05 billion, $1.86 billion and $1.98 billion at December 31, 2008, 2007 and 2006, respectively. The percentage of the unamortized balance of VOBA at 2008 expected to be amortized in 2009 through 2013 by year is: 11.7 percent, 10.0 percent, 8.1 percent, 7.4 percent and 6.2 percent, respectively, with 56.6 percent being amortized after five years. These projections are based on current estimates for investment, persistency, mortality and morbidity assumptions. The DAC amortization charged to income includes the increase or decrease of amortization for FAS 97-related realized capital gains (losses), primarily in the Domestic Retirement Services business. In 2008, 2007 and 2006, the rate of amortization expense decreased by $2.2 billion, $291 million and $90 million, respectively.

There were no impairments of DAC or VOBA for the years ended December 31, 2008, 2007 and 2006.

9.	Variable Interest Entities

FIN 46R, “Consolidation of Variable Interest Entities” provides the guidance for the determination of consolidation for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity that is at risk which would allow the entity to finance its activities without additional subordinated financial support. FIN 46R recognizes that consolidation based on majority voting interest should not apply to these VIEs. A VIE is consolidated by its primary beneficiary, which is the party or group of related parties that absorbs a majority of the expected losses of the VIE, receives the majority of the expected residual returns of the VIE, or both.

AIG primarily determines whether it is the primary beneficiary or a significant interest holder based on a qualitative assessment of the VIE. This includes a review of the VIE’s capital structure, contractual relationships and terms, nature of the VIE’s operations and purpose, nature of the VIE’s interests issued, and AIG’s interests in the entity which either create or absorb variability. AIG evaluates the design of the VIE and the related risks the entity was designed to expose the variable interest holders to in evaluating consolidation. In limited cases, when it may be unclear from a qualitative standpoint if AIG is the primary beneficiary, AIG uses a quantitative analysis to calculate the probability weighted expected losses and probability weighted expected residual returns using cash flow modeling.

AIG’s total off balance sheet exposure associated with VIEs was $3.3 billion and $1.2 billion at December 31, 2008 and 2007, respectively.

AIG 2008 Form 10-K    257

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table presents AIG’s total assets, total liabilities and off-balance sheet exposure associated with its significant variable interests in consolidated VIEs:

	At December 31,
	VIE Assets(a)		VIE Liabilities		Off-Balance Sheet Exposure
	2008	2007(b)	2008	2007	2008	2007
	(In billions)

Real estate and investment funds	$5.6	$9.2	$3.1	$2.6	$0.9	$0.8
Commercial paper conduit	8.8	8.9	8.5	8.6	—	—
CLOs/CDOs	0.3	0.4	—	—	—	—
Affordable housing partnerships	2.7	2.7	—	—	—	—
Other	0.2	1.7	—	—	—	—

Total	$17.6	$22.9	$11.6	$11.2	$0.9	$0.8

(a)	Each of the VIE’s assets can be used only to settle specific obligations of that VIE.

(b)	In 2008, AIG made revisions to the VIE assets reported above to exclude certain entities previously categorized as VIEs that were historically consolidated based on a voting interest model, were duplicated or were otherwise miscategorized. Accordingly, AIG revised the prior period presented to conform to the revised presentation.

AIG defines a variable interest as significant relative to the materiality of its interest in the VIE. AIG calculates its maximum exposure to loss to be (i) the amount invested in the debt or equity of the VIE, (ii) the notional amount of VIE assets or liabilities where AIG has also provided credit protection to the VIE with the VIE as the referenced obligation, or (iii) other commitments and guarantees to the VIE. Interest holders in VIEs sponsored by AIG generally have recourse only to the assets and cash flows of the VIEs and do not have recourse to AIG, except in limited circumstances when AIG has provided a guarantee to the VIE’s interest holders.

The following table presents total assets of unconsolidated VIEs in which AIG holds a significant variable interest or is a sponsor that holds variable interest in a VIE, and AIG’s maximum exposure to loss associated with these VIEs:

		Maximum Exposure to Loss(a)
		On-Balance Sheet		Off-Balance Sheet
	Total	Purchased		Commitments
	VIE	and Retained		and
	Assets	Interests	Other	Guarantees	Derivatives	Total
	(In billions)

December 31, 2008
Real estate and investment funds	$23.5	$2.5	$0.5	$1.6	$—	$4.6
CLOs/CDOs	95.9	6.4	—	—	0.5	6.9
Affordable housing partnerships	1.0	—	1.0	—	—	1.0
Maiden Lane Interests	46.4	4.9	—	—	—	4.9
Other(c)	8.7	2.1	0.5	0.3	—	2.9

Total	$175.5	$15.9	$2.0	$1.9	$0.5	$20.3

December 31, 2007(b)
Real estate and investment funds	$40.6	$3.9	$3.8	$0.3	$—	$8.0
CLOs/CDOs	104.7	12.2	—	—	—	12.2
Affordable housing partnerships	0.9	—	0.9	—	—	0.9
Other(c)	20.3	8.5	1.5	0.1	—	10.1

Total	$166.5	$24.6	$6.2	$0.4	$—	$31.2

258    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

(a)	AIG’s total maximum exposure to loss on unconsolidated VIEs declined from December 31, 2007 as a result of the termination of certain of AIGFP’s transactions and the effects of overall market deterioration.

(b)	In 2008, AIG made revisions to the presentation of assets and liabilities of unconsolidated VIEs to remove previously disclosed equity investments in entities that do not meet the criteria of a VIE as defined in FIN 46R. The investments are classified on the consolidated balance sheet as other invested assets. Accordingly, AIG revised the prior period presented to conform to the revised presentation.

(c)	Includes $1.4 billion and $2.4 billion of assets held in an unconsolidated SIV sponsored by AIGFP in 2008 and 2007, respectively. As of December 31, 2008 and 2007, AIGFP’s invested assets included $0.6 billion and $1.7 billion, respectively, of securities purchased under agreements to resell, commercial paper and medium-term and capital notes issued by this entity.

Balance Sheet Classification

AIG’s interest in the assets and liabilities of consolidated and unconsolidated VIEs were classified on AIG’s consolidated balance sheet as follows:

	At December 31,
	Consolidated VIEs		Unconsolidated VIEs
	2008	2007	2008	2007
	(In billions)

Assets:
Cash	$—	$0.9	$—	$—
Mortgage and other loans receivable	—	—	0.5	0.3
Available for sale securities	9.1	10.7	6.4	20.1
Trading securities (primarily Maiden Lane Interests in 2008)	—	3.4	5.5	0.6
Other invested assets	4.3	3.9	3.5	9.0
Other asset accounts	4.2	4.0	2.0	0.8

Total	$17.6	$22.9	$17.9	$30.8

Liabilities:
Federal Reserve Bank of New York commercial paper funding facility	$6.8	$—	$—	$—
Other long-term debt	4.8	11.2	—	—

Total	$11.6	$11.2	$—	$—

AIG enters into various arrangements with VIEs in the normal course of business. AIG’s insurance companies are involved with VIEs primarily as passive investors in debt securities (rated and unrated) and equity interests issued by VIEs. Through its Financial Services and Asset Management operations, AIG has participated in arrangements with VIEs that included designing and structuring entities, warehousing and managing the collateral of the entities, and entering into insurance, credit and derivative transactions with the VIEs.

Real Estate and Investment Funds

AIG Investments, through AIG Global Real Estate, is an investor in various real estate investments, some of which are VIEs. These investments are typically with unaffiliated third-party developers via a partnership or limited liability company structure. The VIE’s activities consist of the development or redevelopment of commercial and residential real estate. AIG’s involvement varies from being a passive equity investor or finance provider to actively managing the activities of the VIE.

AIG 2008 Form 10-K    259

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

In certain instances, AIG Investments acts as the investment manager of an investment fund, private equity fund or hedge fund and is responsible for carrying out the investment mandate of the VIE. AIG’s insurance operations participate as passive investors in the equity issued primarily by third-party-managed hedge and private equity funds and some AIG Investments managed funds. AIG’s insurance operations typically are not involved in the design or establishment of VIEs, nor do they actively participate in the management of VIEs.

Commercial Paper Conduit

AIGFP is the primary beneficiary of Curzon Funding LLC, an asset-backed commercial paper conduit to third parties, the assets of which serve as collateral for the conduit’s obligations. During 2008, the entity issued $6.8 billion of commercial paper and participated in the CPFF.

CLOs/CDOs

AIGFP has invested in CDOs, and similar structures, which can be cash-based or synthetic and are actively or passively managed. AIGFP’s role is generally limited to that of an investor. It does not manage such structures.

In certain instances, AIG Investments acts as the collateral manager of a CDO or collateralized loan obligation (CLO). In CDO and CLO transactions, AIG establishes a trust or other special purpose entity that purchases a portfolio of assets such as bank loans, corporate debt, or non-performing credits and issues trust certificates or debt securities that represent interests in the portfolio of assets. These transactions can be cash-based or synthetic and are actively or passively managed. The management fees that AIG Investments earns as collateral manager are not material to AIG’s consolidated financial statements. Certain AIG insurance companies also invest in these CDOs and CLOs. AIG combines variable interests (e.g. management, performance fees and debt or equity securities) held through its various operating subsidiaries in evaluating the need for consolidation. The CDOs in which AIG holds an ownership interest are further described in Note 5.

Affordable Housing Partnerships

SunAmerica Affordable Housing Partners, Inc. (SAAHP) organizes and invests in limited partnerships that develop and operate affordable housing qualifying for federal tax credits, and a few market rate properties across the United States. The general partners in the operating partnerships are almost exclusively unaffiliated third-party developers. AIG does not consolidate an operating partnership if the general partner is an unaffiliated person. Through approximately 1,200 partnerships, SAAHP has invested in developments with approximately 157,000 apartment units nationwide, and has syndicated over $7 billion in partnership equity since 1991 to other investors who will receive, among other benefits, tax credits under certain sections of the Internal Revenue Code. The operating income of SAAHP is reported, along with other SunAmerica partnership income, as a component of AIG’s Asset Management segment.

Maiden Lane Interests

ML II

On December 12, 2008, certain AIG wholly owned life insurance companies sold all of their undivided interests in a pool of $39.3 billion face amount of RMBS to ML II, whose sole member is the NY Fed. AIG has a significant variable economic interest in ML II, which is a VIE. See Note 5 for details of AIG’s agreement regarding ML II.

ML III

On November 25, 2008, AIG entered into the ML III Agreement with the NY Fed, ML III, and The Bank of New York Mellon, which established arrangements, through ML III, to fund the purchase of multi-sector CDOs underlying or related to CDS written by AIG Financial Products Corp. in connection with the termination of such CDS. Concurrently, AIG Financial Products Corp’s counterparties to such CDS transactions agreed to terminate

260    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

those CDS transactions relating to the multi-sector CDOs purchased from them. AIG has a significant variable interest in ML III, which is a VIE. See Note 5 for details of AIG’s agreement regarding ML III.

Other Asset Accounts

Structured Investment Vehicle

In 2007, AIGFP sponsored Nightingale Finance LLC, its only structured investment vehicle (SIV), that invests in variable rate, investment-grade debt securities, the majority of which are asset-backed securities. AIGFP has an obligation to support the SIV by purchasing commercial paper or providing repurchase financing to the extent that the SIV is unable to finance itself in the open market. The SIV meets the definition of a VIE because it does not have sufficient equity to operate without subordinated capital notes, which serve as equity even though they are legally debt instruments. The capital notes absorb losses prior to the senior debt. During 2008, AIGFP’s interest in the SIV was reduced to $150 million of investments in its medium term notes and $406 million of securities purchased under agreement to resell, primarily due to the issuance of $1.1 billion of commercial paper as a result of its participation in the NY Fed’s CPFF in October 2008. AIGFP did not own a material loss-absorbing variable interest in the SIV at December 31, 2008 and, therefore, is not the primary beneficiary.

Qualifying Special Purpose Entities (QSPEs)

AIG sponsors three QSPEs that issue securities backed by consumer loans collateralized by individual life insurance assets. As of December 31, 2008, AIG’s maximum exposure, representing the carrying value of the consumer loans, was $854 million and the total VIE assets for these entities was $2.9 billion. AIG records the maximum exposure as finance receivables and, in accordance with SFAS 140, does not consolidate the total VIE assets of these entities.

RMBS, CMBS and Other ABS

AIG is a passive investor in RMBS, CMBS and other ABS primarily issued by domestic entities that are typically structured as QSPEs. AIG does not sponsor or transfer assets to the entities and was not involved in the design of the entities; as such, AIG has not included these entities in the above table. As the non-sponsor and non-transferor, AIG does not have the information needed to conclusively verify that these entities are QSPEs. AIG’s maximum exposure is limited to its investment in securities issued by these entities and AIG is not the primary beneficiary of the overall entity activities. As further discussed in Note 5, the fair value of AIG’s investment in RMBS, CMBS and CDO/ABS was $59.6 billion and $134.5 billion at December 31, 2008 and 2007, respectively.

10.	Derivatives and Hedge Accounting

AIG uses derivatives and other financial instruments as part of its financial risk management programs and as part of its investment operations. AIGFP has also transacted in derivatives as a dealer.

Derivatives, as defined in FAS 133, are financial arrangements among two or more parties with returns linked to or “derived” from some underlying equity, debt, commodity or other asset, liability, or foreign exchange rate or other index or the occurrence of a specified payment event. Derivative payments may be based on interest rates, exchange rates, prices of certain securities, commodities, or financial or commodity indices or other variables. Derivatives are reflected at fair value on the balance sheet in “Unrealized gain on swaps, options and forward transactions” and “Unrealized loss on swaps, options and forward contracts.”

AIG 2008 Form 10-K    261

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The fair values of derivative assets and liabilities on the consolidated balances sheet were as follows:

	At December 31,
	Derivative Assets		Derivative Liabilities
	2008	2007	2008	2007
	(In millions)

AIGFP derivatives	$12,111	$12,319	$4,344	$14,817
Non-AIGFP derivatives	1,662	1,785	1,894	3,214

Total	$13,773	$14,104	$6,238	$18,031

AIGFP Derivatives

AIGFP enters into derivative transactions to mitigate risk in its exposures (interest rates, currencies, commodities, credit and equities) arising from its transactions. In most cases, AIGFP did not hedge its exposures related to the credit default swaps it had written. As a dealer, AIGFP structured and entered into derivative transactions to meet the needs of counterparties who may be seeking to hedge certain aspects of such counterparties’ operations or obtain a desired financial exposure.

AIGFP’s derivative transactions involving interest rate swap transactions generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying notional amounts. AIGFP typically became a principal in the exchange of interest payments between the parties and, therefore, is exposed to counterparty credit risk and may be exposed to loss, if counterparties default. Currency, commodity, and equity swaps are similar to interest rate swaps, but involve the exchange of specific currencies or cashflows based on the underlying commodity, equity securities or indices. Also, they may involve the exchange of notional amounts at the beginning and end of the transaction. Swaptions are options where the holder has the right but not the obligation to enter into a swap transaction or cancel an existing swap transaction.

AIGFP follows a policy of minimizing interest rate, currency, commodity, and equity risks associated with securities available for sale by entering into internal offsetting positions, on a security by security basis within its derivatives portfolio, thereby offsetting a significant portion of the unrealized appreciation and depreciation. In addition, to reduce its credit risk, AIGFP has entered into credit derivative transactions with respect to $635 million of securities to economically hedge its credit risk. As previously discussed, these economic offsets did not meet the hedge accounting requirements of FAS 133 and, therefore, are recorded in Other income in the Consolidated Statement of Income.

Notional amount represents a standard of measurement of the volume of swaps business of AIGFP. Notional amount is not a quantification of market risk or credit risk and is not recorded on the consolidated balance sheet. Notional amounts generally represent those amounts used to calculate contractual cash flows to be exchanged and are not paid or received, except for certain contracts such as currency swaps.

The timing and the amount of cash flows relating to AIGFP’s foreign exchange forwards and exchange traded futures and options contracts are determined by each of the respective contractual agreements.

262    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table presents the notional amounts by remaining maturity of AIGFP interest rate, credit default and currency swaps and swaptions derivatives portfolio:

	Remaining Life of Notional Amount at December 31, 2008(a)				Notional Amount
	One	Two Through	Six Through	After Ten	at December 31,
	Year	Five Years	Ten Years	Years	2008	2007
	(In millions)

Interest rate swaps	$190,864	$542,810	$139,674	$9,714	$883,062	$1,167,464
Credit default swaps(b)	98,398	173,168	29,734	4,239	305,539	561,813
Currency swaps	35,504	117,988	35,565	5,274	194,331	224,275
Swaptions, equity and commodity swaps	28,907	60,998	33,236	8,786	131,927	178,967

Total	$353,673	$894,964	$238,209	$28,013	$1,514,859	$2,132,519

(a)	Notional amount is not representative of either market risk or credit risk and is not recorded in the consolidated balance sheet.
(b)	Netted in the notional amount at December 31, 2008 is $5.5 billion of gross notional amount where credit protection was both purchased and sold on the same underlying.

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

The following table presents AIGFP futures, forward and option contracts portfolio by maturity and type of derivative:

	Remaining Life of Notional Amount at December 31, 2008				Notional Amount
	One	Two Through	Six Through	After Ten	at December 31,
	Year	Five Years	Ten Years	Years	2008	2007
	(In millions)

Exchange traded futures and options contracts contractual amount	$11,239	$509	$—	$—	$11,748	$28,947
Over the counter forward contracts contractual amount	37,477	4,046	1,509	—	43,032	493,046

Total	$48,716	$4,555	$1,509	$—	$54,780	$521,993

AIGFP Hedging Program

During 2007, AIGFP designated certain interest rate swaps as fair value hedges of the benchmark interest rate risk on certain of its interest bearing financial assets and liabilities. In these hedging relationships, AIG hedged its fixed rate available for sale securities and fixed rate borrowings. AIGFP also designated foreign currency forward contracts as fair value hedges for changes in spot foreign exchange rates of its non-U.S. dollar denominated available for sale debt securities. Under these strategies, all or portions of individual or multiple derivatives could be designated against a single hedged item.

At inception of each hedging relationship, AIGFP performed and documented its prospective assessments of hedge effectiveness to demonstrate that the hedge was expected to be highly effective. For hedges of interest rate risk, AIGFP used regression analysis to demonstrate the hedge was highly effective, while it used the periodic dollar

AIG 2008 Form 10-K    263

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

offset method for its foreign currency hedges. AIGFP used the periodic dollar offset method to assess whether its hedging relationships were highly effective on a retrospective basis. The prospective and retrospective assessments were updated on a daily basis. The passage of time component of the hedging instruments and the forward points on foreign currency hedges were excluded from the assessment of hedge effectiveness and measurement of hedge ineffectiveness. AIGFP did not utilize the shortcut, matched terms or equivalent methods to assess hedge effectiveness.

The change in fair value of the derivatives that qualified under the requirements of FAS 133 as fair value hedges was recorded in current period earnings along with the gain or loss on the hedged item for the hedged risks. For interest rate hedges, the adjustments to the carrying value of the hedged items were amortized into income using the effective yield method over the remaining life of the hedged item. Amounts excluded from the assessment of hedge effectiveness were recognized in current period earnings. For the year ended December 31, 2007, AIGFP recognized net losses of $0.7 million in earnings, representing hedge ineffectiveness, and also recognized net losses of $456 million related to the portion of the hedging instruments excluded from the assessment of hedge effectiveness.

Since its election of the Fair Value Option under SFAS 159 on January 1, 2008, AIGFP no longer designates any derivatives as hedging relationships qualifying for hedge accounting under FAS 133 under this hedging program.

For the year ended December 31, 2006. AIGFP did not designate any derivatives as hedging relationships under FAS 133.

AIG Hedging Intermediated by AIGFP

In 2008 and 2007, AIG designated certain AIGFP derivatives as either fair value or cash flow hedges of certain debt issued by AIG, Inc. (including MIP), ILFC and AGF. The fair value hedges included (i) interest rate swaps that were designated as hedges of the change in the fair value of fixed rate debt attributable to changes in the benchmark interest rate and (ii) foreign currency swaps designated as hedges of the change in fair value of foreign currency denominated debt attributable to changes in foreign exchange rates and/or the benchmark interest rate. With respect to the cash flow hedges, (i) interest rate swaps were designated as hedges of the changes in cash flows on floating rate debt attributable to changes in the benchmark interest rate, and (ii) foreign currency swaps were designated as hedges of changes in cash flows on foreign currency denominated debt attributable to changes in the benchmark interest rate and foreign exchange rates.

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

The change in fair value of derivatives designated and effective as fair value hedges along with the gain or loss on the hedged item are recorded in current period earnings. Upon discontinuation of hedge accounting, the cumulative adjustment to the carrying value of the hedged item resulting from changes in the benchmark interest rate or exchange rate is amortized into income using the effective yield method over the remaining life of the hedged item. Amounts excluded from the assessment of hedge effectiveness are recognized in current period earnings. During the year ended December 31, 2008 and 2007, AIG recognized a loss of $61 million and $1 million, respectively, in earnings related to the ineffective portion of the hedging instruments. During the year ended December 31, 2008 and 2007, AIG also recognized gains of $17 million and $3 million, respectively, related to the change in the hedging instruments forward points excluded from the assessment of hedge effectiveness.

The effective portion of the change in fair value of a derivative qualifying as a cash flow hedge is recorded in Accumulated other comprehensive income (loss), until earnings are affected by the variability of cash flows in the hedged item. The ineffective portion of these hedges is recorded in net realized capital gains (losses). AIG recognized losses of $13 million and gains of $1 million in earnings representing hedge ineffectiveness in 2008 and 2007, respectively. At December 31, 2008, $115 million of the deferred net loss in Accumulated other

264    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

comprehensive income is expected to be recognized in earnings during the next 12 months. All components of the derivatives’ gains and losses were included in the assessment of hedge effectiveness. There were no instances of the discontinuation of hedge accounting in 2008 and 2007.

AIGFP Written Super Senior and Single Name Credit Default Swaps

AIGFP entered into credit derivative transactions in the ordinary course of its business, with the intention of earning revenue on credit exposure in an unfunded form. In the majority of AIGFP’s credit derivative transactions, AIGFP sold credit protection on a designated portfolio of loans or debt securities. Generally, AIGFP provides such credit protection on a “second loss” basis, meaning that AIGFP would incur credit losses only after a shortfall of principal and/or interest, or other credit events, in respect of the protected loans and debt securities, exceeds a specified threshold amount or level of “first losses.”

Typically, the credit risk associated with a designated portfolio of loans or debt securities has been tranched into different layers of risk, which are then analyzed and rated by the credit rating agencies. At origination, there is usually an equity layer covering the first credit losses in respect of the portfolio up to a specified percentage of the total portfolio, and then successive layers ranging generally from a BBB-rated layer to one or more AAA-rated layers. A significant majority of AIGFP transactions were rated by rating agencies have risk layers or tranches rated AAA at origination and are immediately junior to the threshold level above which AIGFP’s payment obligation would generally arise. In transactions that were not rated, AIGFP applied equivalent risk criteria for setting the threshold level for its payment obligations. Therefore, the risk layer assumed by AIGFP with respect to the designated portfolio of loans or debt securities in these transactions is often called the “super senior” risk layer, defined as a layer of credit risk senior to one or more risk layers rated AAA by the credit rating agencies, or if the transaction is not rated, structured to the equivalent thereto. The expected weighted average maturity of AIGFP’s super senior credit derivative portfolios as of December 31, 2008 was 0.7 years for the Regulatory Capital Corporate portfolio, 1.2 years for the Regulatory Capital Residential Mortgage portfolio, 7.8 years for the Regulatory Capital Other portfolio, 3.7 years for the Corporate Arbitrage portfolio and 6.0 years for the Multi-Sector CDO portfolio.

The net notional amount, fair value of derivative liability and unrealized market valuation loss of the AIGFP super senior credit default swap portfolio, including credit default swaps written on mezzanine tranches of certain regulatory capital relief transactions, by asset class were as follows:

			Fair Value		Unrealized Market
	Net Notional Amount		Of Derivative		Valuation Loss
	December 31,		Liability at December 31,		Year Ended December 31(a),
	2008(b)	2007(b)	2008(c)	2007(c)	2008(d)	2007(d)
	(In millions)

Regulatory Capital:
Corporate loans	$125,628	$229,313	$—	$—	$—	$—
Prime residential mortgages	107,246	149,430	—	—	—	—
Other(e)	1,575	—	379	—	379	—

Total	234,449	378,743	379	—	379	—

Arbitrage:
Multi-sector CDOs(f)	12,556	78,205	5,906	11,246	25,700	11,246
Corporate debt/CLO(g)	50,495	70,425	2,554	226	2,328	226

Total	63,051	148,630	8,460	11,472	28,028	11,472

Mezzanine tranches(h)	4,701	5,770	195	—	195	—

Total	$302,201	$533,143	$9,034	$11,472	$28,602	$11,472

(a)	There were no unrealized market valuation losses in 2006.

AIG 2008 Form 10-K    265

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

(b)	Net notional amounts presented are net of all structural subordination below the covered tranches.

(c)	Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral in accordance with FIN 39.

(d)	Includes credit valuation adjustment gains of $185 million in 2008 representing the positive effect of offsetting AIG’s widening credit spreads on the valuation of the derivatives liabilities. AIGFP began reflecting this valuation adjustment as a result of the adoption of SFAS 157 on January 1, 2008. Prior to January 1, 2008, a credit valuation adjustment was not reflected in the valuation of AIGFP’s liabilities.

(e)	During 2008, a European RMBS regulatory capital relief transaction was not terminated as expected when it no longer provided regulatory capital relief to the counterparty as a result of arbitrage opportunities arising from its unique attributes and the counterparty’s access to a particular funding source.

(f)	In connection with the terminations of CDS transactions in respect of the ML III transaction, AIG Financial Products Corp. paid $32.5 billion through the surrender of collateral previously posted (net of the $2.5 billion received pursuant to the shortfall agreement), of which $2.5 billion (included in Other income (loss)) is related to certain 2a-7 Put transactions written on multi-sector CDOs purchased by ML III.

(g)	Includes $1.5 billion of credit default swaps written on the super senior tranches of CLOs as of December 31, 2008.

(h)	Includes offsetting purchased CDS of $2.0 billion and $2.7 billion in net notional amount at December 31, 2008 and 2007, respectively.

At December 31, 2008, all outstanding CDS transactions for regulatory capital purposes and the majority of the arbitrage portfolio have cash-settled structures in respect of a basket of reference obligations, where AIGFP’s payment obligations may be triggered by payment shortfalls, bankruptcy and certain other events such as write-downs of the value of underlying assets. For the remainder of the CDS transactions in respect of the arbitrage portfolio, AIGFP’s payment obligations are triggered by the occurrence of a credit event under a single reference security, and performance is limited to a single payment by AIGFP in return for physical delivery by the counterparty of the reference security. By contrast, at December 31, 2007, under the large majority of CDS transactions in respect of multi-sector CDOs, AIGFP’s payment obligations were triggered by the occurrence of a non-payment event under a single reference CDO security, and performance was limited to a single payment by AIGFP in return for physical delivery by the counterparty of the reference security.

A total of $234.4 billion (consisting of corporate loans and prime residential mortgages) in net notional exposure of AIGFP’s super senior credit default swap portfolio as of December 31, 2008 represented derivatives written for financial institutions, principally in Europe, for the purpose of providing regulatory capital relief rather than for arbitrage purposes. In exchange for a periodic fee, the counterparties receive credit protection with respect to a portfolio of diversified loans they own, thus reducing their minimum capital requirements. These CDS transactions were structured with early termination rights for counterparties allowing them to terminate these transactions at no cost to AIGFP at a certain period of time or upon a regulatory event such as the implementation of Basel II. During 2008, $99.7 billion in net notional amount was terminated or matured. Through February 18, 2009, AIGFP has also received formal termination notices for an additional $26.5 billion in net notional amount with effective termination dates in 2009.

The regulatory capital relief CDS transactions require cash settlement and, other than for collateral posting, AIGFP is required to make a payment in connection with a regulatory capital relief transaction only if realized credit losses in respect of the underlying portfolio exceed AIGFP’s attachment point.

The super senior tranches of these CDS transactions continue to be supported by high levels of subordination, which, in most instances, have increased since origination. The weighted average subordination supporting the European residential mortgage and corporate loan referenced portfolios at December 31, 2008 was 12.7 percent and 18.3 percent, respectively. The highest level of realized losses to date in any single residential mortgage and corporate loan pool was 2.1 percent and 0.42 percent, respectively. The corporate loan transactions are each comprised of several hundred secured and unsecured loans diversified by industry and, in some instances, by country, and have per-issuer concentration limits. Both types of transactions generally allow some substitution and

266    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

replenishment of loans, subject to defined constraints, as older loans mature or are prepaid. These replenishment rights generally mature within the first few years of the trade, after which the proceeds of any prepaid or maturing loans are applied first to the super senior tranche (sequentially), thereby increasing the relative level of subordination supporting the balance of AIGFP’s super senior CDS exposure.

Given the current performance of the underlying portfolios, the level of subordination and the expectation that counterparties will terminate these transactions prior to their maturity, AIGFP does not expect that it will be required to make payments pursuant to the contractual terms of these transactions.

A total of $63.1 billion and $148.6 billion in net notional exposure on AIGFP’s super senior credit default swaps as of December 31, 2008 and 2007, respectively, are arbitrage-motivated transactions written on multi-sector CDOs or designated pools of investment grade senior unsecured corporate debt or CLOs.

As described in Note 4, the ML III transaction eliminated the vast majority of the super senior multi-sector CDO CDS exposure.

The outstanding multi-sector CDO CDS portfolio at December 31, 2008 were written on CDO transactions that generally held a concentration of RMBS, CMBS and inner CDO securities. Approximately $7.4 billion net notional amount (fair value liability of $4.0 billion) of this portfolio was written on super senior multi-sector CDOs that contain some level of sub-prime RMBS collateral, with a concentration in the 2005 and earlier vintages of sub-prime RMBS. AIGFP’s portfolio also included both high grade and mezzanine CDOs.

The majority of multi-sector CDO CDS transactions require cash settlement and, other than for collateral posting, AIGFP is required to make a payment in connection with such transactions only if realized credit losses in respect of the underlying portfolio exceed AIGFP’s attachment point. In the remainder of the portfolio, AIGFP’s payment obligations are triggered by the occurrence of a credit event under a single reference security, and performance is limited to a single payment by AIGFP in return for physical delivery by the counterparty of the reference security.

Included in the multi-sector CDO portfolio are maturity-shortening puts that allow the holders of the securities issued by certain CDOs to treat the securities as short-term eligible 2a-7 investments under the Investment Company Act of 1940 (2a-7 Puts). Holders of securities are required, in certain circumstances, to tender their securities to the issuer at par. If an issuer’s remarketing agent is unable to resell the securities so tendered, AIGFP must purchase the securities at par as long as the security has not experienced a payment default or certain bankruptcy events with respect to the issuer of such security have not occurred. At December 31, 2008 and 2007, 2a-7 Puts with a net notional amount of $1.7 billion and $6.5 billion, respectively, were outstanding.

$252 million of the 2008 amount may be exercised in 2009 and ML III has agreed to not sell the multi-sector CDOs in 2009 and to either not exercise its put option on such multi-sector CDOs or to simultaneously exercise their par put option with a par purchase of the multi-sector CDO securities. In exchange, AIG Financial Products Corp. agreed to pay to ML III the consideration that it received for providing the put protection.

The corporate arbitrage portfolio consists principally of CDS transactions written on portfolios of senior unsecured corporate obligations that were generally rated investment grade at inception of the CDS. These CDS transactions require cash settlement. Also, included in this portfolio are CDS transactions with a net notional of $1.5 billion written on the senior part of the capital structure of CLOs, which require cash settlement upon the occurrence of a credit event.

Certain of the super senior credit default swaps provide the counterparties with an additional termination right if AIG’s rating level falls to BBB or Baa2. At that level, counterparties to the CDS transactions with a net notional amount of $38.6 billion at December 31, 2008 have the right to terminate the transactions early. If counterparties exercise this right, the contracts provide for the counterparties to be compensated for the cost to replace the transactions, or an amount reasonably determined in good faith to estimate the losses the counterparties would incur as a result of the termination of the transactions.

AIG 2008 Form 10-K    267

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Given the level of uncertainty in estimating both the number of counterparties who may elect to exercise their right to terminate and the payment that may be triggered in connection with any such exercise, AIG is unable to reasonably estimate the aggregate amount that it would be required to pay under the super senior credit default swaps in the event of any credit rating downgrade below AIG’s current ratings.

Due to long-term maturities of the CDS in the arbitrage portfolio, AIG is unable to make reasonable estimates of the periods during which any payments would be made. However, the net notional amount represents the maximum exposure to loss on the super senior credit default swap portfolio.

Most of AIGFP’s credit default swaps are subject to collateral posting provisions, which typically are governed by International Swaps and Derivatives Association, Inc. (ISDA) Master Agreements and Credit Support Annexes. These provisions differ among counterparties and asset classes. Although AIGFP has collateral posting obligations associated with both regulatory capital relief transactions and arbitrage transactions, the large majority of these obligations to date have been associated with arbitrage transactions in respect of multi-sector CDOs.

AIGFP has received collateral calls from counterparties in respect of certain super senior credit default swaps, of which a large majority relate to multi-sector CDOs. To a lesser extent, AIGFP has also received collateral calls in respect of certain super senior credit default swaps entered into by counterparties for regulatory capital relief purposes and in respect of corporate arbitrage.

The amount of future collateral posting requirements is a function of AIG’s credit ratings, the rating of the reference obligations and any further decline in the market value of the relevant reference obligations, with the latter being the most significant factor. While a high level of correlation exists between the amount of collateral posted and the valuation of these contracts in respect of the arbitrage portfolio, a similar relationship does not exist with respect to the regulatory capital portfolio given the nature of how the amount of collateral for these transactions is determined. Given the severe market disruption, lack of observable data and the uncertainty regarding the potential effects on market prices of measures recently undertaken by the federal government to address the credit market disruption, AIGFP is unable to reasonably estimate the amounts of collateral that it may be required to post.

Collateral amounts under Master Agreements may be netted against one another where the counterparties are each exposed to one another in respect of different transactions. Actual collateral postings with respect to Master Agreements may be affected by other agreed terms, including threshold and independent amounts, that may increase or decrease the amount of collateral posted.

As of December 31, 2008 and 2007 the amount of collateral postings with respect to AIGFP’s super senior credit default swap portfolio (prior to offsets for other transactions) was $8.8 billion and $2.9 billion, respectively.

AIGFP has also entered into credit default swap contracts referencing single-name exposures written on corporate, index, and asset-backed credits, with the intention of earning spread income on credit exposure in an unfunded form. Some of these transactions were entered into as part of a long short strategy allowing AIGFP to earn the net spread between CDS they wrote and ones they purchased.

As of December 31, 2008, the notional of written CDS contracts was $6.3 billion, with an average credit rating of BBB. AIGFP has hedged these exposures by purchasing offsetting CDS contracts of $3.0 billion in net notional amount with identical reference obligations. The net unhedged position of approximately $3.3 billion represents the maximum exposure to loss on these CDS contacts. The average maturity of the written CDS contracts is 4 years. As of December 31, 2008, the fair value (which represents the carrying value) of the portfolio of CDS was $(1.0) billion.

Upon a triggering event (e.g., a default) with respect to the underlying credit, AIGFP would normally have the option to settle the position through an auction process (cash settle) or pay the notional of the contract to the counterparty in exchange for a bond issued by the underlying credit (physical settle).

AIGFP transacted these written CDS contracts under ISDA agreements. The majority of these ISDA agreements include credit support annex provisions, which provide for collateral postings at various ratings and threshold levels. At December 31, 2008, AIGFP had posted $1.2 billion of collateral under these contracts.

268    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Non-AIGFP Derivatives

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

Matched Investment Program Written Credit Default Swaps

The Matched Investment Program (MIP) has entered into CDS contracts as a writer of protection, with the intention of earning spread income on credit exposure in an unfunded form. The portfolio of CDS contracts are single-name exposures and, at inception, are predominantly high grade corporate credits.

The MIP invested in written CDS contracts through an affiliate which then transacts directly with unaffiliated third parties under ISDA agreements. As of December 31, 2008, the notional amount of written CDS contracts was $4.1 billion with an average credit rating of BBB+. The average maturity of the written CDS contracts is March 2012, or 3.3 years. As of December 31, 2008, the fair value (which represents the carrying value) of the MIP’s written CDS was $(351) million.

The majority of the ISDA agreements include credit support annex provisions, which provide for collateral postings at various ratings and threshold levels. At December 31, 2008, $128.9 million of collateral was posted for CDS contracts related to the MIP. The notional amount represents the maximum exposure to loss on the written CDS contracts. However, due to the average investment grade rating and expected default recovery rates, actual losses are expected to be less. AIG Investments, as investment manager for MIP, manages the credit exposure through its corporate credit risk process.

Upon a triggering event (e.g., a default) with respect to the underlying credit, the MIP would normally have the option to settle the position through an auction process (cash settlement) or pay the notional amount of the contract to the counterparty in exchange for a bond issued by the underlying credit (physical settlement).

AIG 2008 Form 10-K    269

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

11.	Liability for unpaid claims and claims adjustment expense and Future policy benefits for life and accident and health insurance contracts and policyholder contract deposits

The reconciliation of activity in the liability for unpaid claims and claims adjustment expense was as follows:

	Years Ended December 31,
	2008	2007	2006
	(In millions)

At beginning of year:
Liability for unpaid claims and claims adjustment expense	$85,500	$79,999	$77,169
Reinsurance recoverable	(16,212)	(17,369)	(19,693)

Total	69,288	62,630	57,476

Foreign exchange effect	(2,113)	955	741
Acquisitions and dispositions(a)	(269)	317	55

Losses and loss expenses incurred:
Current year	35,085	30,261	27,805
Prior years, other than accretion of discount(b)	118	(656)	(53)
Prior years, accretion of discount	317	327	300

Total	35,520	29,932	28,052

Losses and loss expenses paid:
Current year	13,440	9,684	8,368
Prior years	16,531	14,862	15,326

Total	29,971	24,546	23,694

At end of year:
Net liability for unpaid claims and claims adjustment expense	72,455	69,288	62,630
Reinsurance recoverable	16,803	16,212	17,369

Total	$89,258	$85,500	$79,999

(a) Reflects the closing balance with respect to Unibanco divested in the fourth quarter of 2008 and the opening balance with respect to the acquisitions of WüBa and the Central Insurance Co., Ltd. in 2007 and 2006, respectively.

(b) Includes $88 million and $181 million in 2007 and 2006, respectively, for the general reinsurance operations of Transatlantic and, $7 million, $64 million and $103 million of losses incurred in 2008, 2007 and 2006, respectively, resulting from the 2005 and 2004 catastrophes.

Discounting of Reserves

At December 31, 2008, AIG’s overall General Insurance net loss reserves reflect a loss reserve discount of $2.57 billion, including tabular and non-tabular calculations. The tabular workers’ compensation discount is calculated using a 3.5 percent interest rate and the 1979-81 Decennial Mortality Table. The non-tabular workers’ compensation discount is calculated separately for companies domiciled in New York and Pennsylvania, and follows the statutory regulations for each state. For New York companies, the discount is based on a five percent interest rate and the companies’ own payout patterns. For Pennsylvania companies, the statute has specified discount factors for accident years 2001 and prior, which are based on a six percent interest rate and an industry payout pattern. For accident years 2002 and subsequent, the discount is based on the payout patterns and investment yields of the companies.

270    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The analysis of the future policy benefits and policyholder contract deposits liabilities was as follows:

	At December 31,
	2008	2007
	(In millions)

Future policy benefits:
Long duration contracts	$141,623	$135,521
Short duration contracts	711	866

Total	$142,334	$136,387

Policyholder contract deposits:
Annuities	$139,126	$140,444
Guaranteed investment contracts	14,821	25,321
Universal life products	29,277	27,114
Variable products	24,965	46,407
Corporate life products	2,259	2,124
Other investment contracts	16,252	17,049

Total	$226,700	$258,459

Long duration contract liabilities included in future policy benefits, as presented in the preceding table, result primarily from life products. Short duration contract liabilities are primarily accident and health products. The liability for future life policy benefits has been established based upon the following assumptions:

•	Interest rates (exclusive of immediate/terminal funding annuities), which vary by territory, year of issuance and products, range from 1.0 percent to 11.0 percent within the first 20 years. Interest rates on immediate/terminal funding annuities are at a maximum of 11.5 percent and grade to not greater than 6.0 percent.

•	Mortality and surrender rates are based upon actual experience by geographical area modified to allow for variations in policy form. The weighted average lapse rate, including surrenders, for individual and group life approximated 6.8 percent.

•	The portions of current and prior net income and of current unrealized appreciation of investments that can inure to the benefit of AIG are restricted in some cases by the insurance contracts and by the local insurance regulations of the jurisdictions in which the policies are in force.

•	Participating life business represented approximately 15 percent of the gross insurance in force at December 31, 2008 and 21 percent of gross premiums and other considerations in 2008. The amount of annual dividends to be paid is determined locally by the boards of directors. Provisions for future dividend payments are computed by jurisdiction, reflecting local regulations.

The liability for policyholder contract deposits has been established based on the following assumptions:

•	Interest rates credited on deferred annuities, which vary by territory and year of issuance, range from 1.4 percent to, including bonuses, 13.0 percent. Less than 1.0 percent of the liabilities are credited at a rate greater than 9.0 percent. Current declared interest rates are generally guaranteed to remain in effect for a period of one year though some are guaranteed for longer periods. Withdrawal charges generally range from zero percent to 12.0 percent grading to zero over a period of zero to 15 years.

•	Domestically, guaranteed investment contracts (GICs) have market value withdrawal provisions for any funds withdrawn other than benefit responsive payments. Interest rates credited generally range from 1.2 percent to 9.0 percent. The vast majority of these GICs mature within three years.

•	Interest rates on corporate life insurance products are guaranteed at 4.0 percent and the weighted average rate credited in 2008 was 5.0 percent.

AIG 2008 Form 10-K    271

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

•	The universal life funds have credited interest rates of 1.0 percent to 5.8 percent and guarantees ranging from 1.0 percent to 5.5 percent depending on the year of issue. Additionally, universal life funds are subject to surrender charges that amount to 13.0 percent of the aggregate fund balance grading to zero over a period not longer than 20 years.

•	For variable products and investment contracts, policy values are expressed in terms of investment units. Each unit is linked to an asset portfolio. The value of a unit increases or decreases based on the value of the linked asset portfolio. The current liability at any time is the sum of the current unit value of all investment units plus any liability for guaranteed minimum death or withdrawal benefits.

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

12.	Variable Life and Annuity Contracts

AIG follows Statement of Position 03-1 (SOP 03-1), which requires recognition of a liability for guaranteed minimum death benefits and other living benefits related to variable annuity and variable life contracts as well as certain disclosures for these products.

AIG reports variable contracts through separate accounts when investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contract holder (traditional variable annuities), and the separate account qualifies for separate account treatment under SOP 03-1. In some foreign jurisdictions, separate accounts are not legally insulated from general account creditors and therefore do not qualify for separate account treatment under SOP 03-1. In such cases, the variable contracts are reported as general account contracts even though the policyholder bears the risks associated with the performance of the assets. AIG also reports variable annuity and life contracts through separate accounts, or general accounts when not qualified for separate account reporting, when AIG contractually guarantees to the contract holder (variable contracts with guarantees) either (a) total deposits made to the contract less any partial withdrawals plus a minimum return (and in minor instances, no minimum returns) (Net Deposits Plus a Minimum Return) or (b) the highest contract value attained, typically on any anniversary date minus any subsequent withdrawals following the contract anniversary (Highest Contract Value Attained). These guarantees include benefits that are payable in the event of death, annuitization, or, in other instances, at specified dates during the accumulation period. Such benefits are referred to as guaranteed minimum death benefits (GMDB), guaranteed minimum income benefits (GMIB), guaranteed minimum withdrawal benefits (GMWB) and guaranteed minimum account value benefits (GMAV). For AIG, GMDB is by far the most widely offered benefit.

The assets supporting the variable portion of both traditional variable annuities and variable contracts with guarantees are carried at fair value and reported as Separate account assets with an equivalent summary total reported as Separate account liabilities when the separate account qualifies for separate account treatment under SOP 03-1. Assets for separate accounts that do not qualify for separate account treatment are reported as trading account assets, and liabilities are included in the respective policyholder liability account of the general account. Amounts assessed against the contract holders for mortality, administrative, and other services are included in revenue and changes in liabilities for minimum guarantees are included in policyholder benefits and claims incurred in the consolidated statement of income. Separate account net investment income, net investment gains and losses, and the related liability changes are offset within the same line item in the consolidated statement of income for those accounts that qualify for separate account treatment under SOP 03-1. Net investment income and gains and losses on trading accounts for contracts that do not qualify for separate account treatment under SOP 03-1 are reported in net investment income and are principally offset by amounts reported in policyholder benefits and claims incurred.

272    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The vast majority of AIG’s exposure on guarantees made to variable contract holders arises from GMDB. Details concerning AIG’s GMDB exposures were as follows:

	Net Deposits
	Plus a Minimum	Highest Contract
	Return	Value Attained
	(Dollars in billions)

December 31, 2008
Account value(a)	$50	$11
Amount at risk(b)	13	5
Average attained age of contract holders by product	38 - 69 years	55 - 71 years

Range of guaranteed minimum return rates	3 - 10%

December 31, 2007
Account value(a)	$66	$17
Amount at risk(b)	5	1
Average attained age of contract holders by product	38 - 69 years	55 - 72 years

Range of guaranteed minimum return rates	3 - 10%

(a)	Included in Policyholder contract deposits in the consolidated balance sheet.

(b)	Represents the amount of death benefit currently in excess of Account value.

The following summarizes GMDB liabilities for guarantees on variable contracts reflected in the general account.

	Years Ended December 31,
	2008	2007
	(In millions)

Balance, beginning of year	$463	$406
Reserve increase	351	111
Benefits paid	(97)	(54)

Balance, end of year	$717	$463

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

The following assumptions and methodology were used to determine the GMDB liability at December 31, 2008:

•	Data used was up to 1,000 stochastically generated investment performance scenarios.

•	Mean investment performance assumptions ranged from three percent to approximately ten percent depending on the block of business.

•	Volatility assumptions ranged from eight percent to 23 percent depending on the block of business.

•	Mortality was assumed at between 50 percent and 103 percent of various life and annuity mortality tables.

•	For domestic contracts, lapse rates vary by contract type and duration and ranged from zero percent to 40 percent. For foreign contracts, lapse rates ranged from zero percent to 15 percent depending on the type of contract.

AIG 2008 Form 10-K    273

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

•	For domestic contracts, the discount rate ranged from 3.25 percent to 11 percent. For foreign contracts, the discount rate ranged from 1.6 percent to seven percent.

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

AIG contracts currently include GMAV and GMWB benefits. GMAV and GMWB considered to be embedded derivatives are recognized at fair value through earnings. AIG enters into derivative contracts to economically hedge a portion of the exposure that arises from GMAV and GMWB.

13.	Debt Outstanding

AIG’s total debt outstanding was as follows:

	At December 31,
	2008	2007
	(In millions)

Fed Facility	$40,431	$—
Other long-term debt	137,054	162,935
Commercial paper and extendible commercial notes	613	13,114
NY Fed commercial paper funding facility	15,105	—

Total debt	$193,203	$176,049

274    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Maturities of long-term debt, excluding borrowings of consolidated investments, are as follows:

	At December 31, 2008
	Total	2009	2010	2011	2012	2013	Thereafter
	(In millions)

AIG:
Fed Facility	$40,431	$—	$—	$—	$—	$40,431	$—
Notes and bonds payable	11,756	1,418	1,350	562	27	998	7,401
Junior subordinated debt	11,685	—	—	—	—	—	11,685
Junior subordinated debt attributable to equity units	5,880	—	—	—	—	—	5,880
Loans and mortgages payable	416	4	4	5	5	338	60
MIP matched notes and bonds payable	14,446	1,156	2,235	3,111	2,157	877	4,910
AIGFP matched notes and bonds payable	4,660	255	38	27	56	—	4,284

Total AIG	89,274	2,833	3,627	3,705	2,245	42,644	34,220

AIGFP, at fair value:
GIAs	13,860	1,166	768	282	410	400	10,834
Notes and bonds payable	5,250	2,630	762	177	625	79	977
Loans and mortgages payable	2,175	1,175	324	195	192	78	211
Hybrid financial instrument liabilities(a)	2,113	216	238	241	94	249	1,075

Total AIGFP	23,398	5,187	2,092	895	1,321	806	13,097

AIGLH notes and bonds payable	798	—	500	—	—	—	298

Liabilities connected to trust preferred stock	1,415	—	—	—	—	—	1,415

ILFC(b):
Notes and bonds payable	20,051	3,178	4,003	4,380	3,572	3,542	1,376
Junior subordinated debt	999	—	—	—	—	—	999
Export credit facility(c)	2,437	502	400	312	283	283	657
Bank financings	7,559	2,471	2,103	2,660	325	—	—

Total ILFC	31,046	6,151	6,506	7,352	4,180	3,825	3,032

AGF(b):
Notes and bonds payable	23,089	6,636	4,112	3,172	2,079	1,979	5,111
Junior subordinated debt	349	—	—	—	—	—	349

Total AGF	23,438	6,636	4,112	3,172	2,079	1,979	5,460

AIGCFG Loans and mortgages payable(b)	1,596	771	652	83	36	35	19
Other subsidiaries(b)	670	3	3	5	4	3	652

Total	$171,635	$21,581	$17,492	$15,212	$9,865	$49,292	$58,193

AIG 2008 Form 10-K    275

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

(a)	Represents structured notes issued AIGFP that are accounted for at fair value.

(b)	AIG does not guarantee these borrowings.

(c)	Reflects future minimum payment for ILFC’s borrowing under Export Credit Facilities.

AIG (Parent Company)

(i) Fed Facility:  On September 22, 2008, AIG entered into the $85 billion Fed Credit Agreement and a Guarantee and Pledge Agreement (the Pledge Agreement) with the NY Fed.

Pursuant to the Fed Credit Agreement, in consideration for the NY Fed’s extension of credit under the Fed Facility and the payment of $500,000, AIG agreed to issue 100,000 shares of Series C Preferred Stock. See Note 15 to the Consolidated Financial Statements for further discussion of the Series C Preferred Stock.

On November 9, 2008, AIG and the NY Fed amended the Fed Credit Agreement with effect from November 25, 2008. The amended Fed Credit Agreement provides, among other things, that (i) the total commitment under the Fed Facility following the issuance of the Series D Preferred Stock is $60 billion; (ii) the interest rate payable on outstanding borrowings is three-month LIBOR (not less than 3.5 percent) plus 3.0 percent per annum; (iii) the fee payable on undrawn amounts is 0.75 percent per annum; and (iv) the term of the Fed Facility is five years. See Note 15 herein for further discussion of the Series D Preferred Stock. At December 31, 2008, a total of $40.4 billion was outstanding under the Fed Facility, including commitment fees and accrued compounding interest of $3.63 billion.

The Fed Facility is secured by pledges of the capital stock and assets of certain of AIG’s subsidiaries, subject to exclusions of certain property not permitted to be pledged under the debt agreements of AIG and certain of its subsidiaries and AIG’s Restated Certificate of Incorporation, as well as exclusions of assets of regulated subsidiaries, assets of foreign subsidiaries and assets of special purpose vehicles. The exclusion of the capital stock of certain direct subsidiaries of AIG from AIG’s pledge ensures that AIG has not pledged all or substantially all of its assets to the NY Fed.

AIG has not had access to its traditional sources of long-term financing through the public debt market.

(ii) Notes and bonds payable:  On August 18, 2008, AIG sold $3.25 billion principal amount of senior unsecured notes in a Rule 144A/Regulation S offering which bear interest at a per annum rate of 8.25 percent and mature in 2018. The proceeds from the sale of these notes were used by AIGFP for its general corporate purposes, and the notes are included within “AIGFP matched notes and bonds payable” in the preceding tables. AIG has agreed to use commercially reasonable efforts to consummate an exchange offer for the notes pursuant to an effective registration statement within 360 days of the date on which the notes were issued.

As of December 31, 2008, approximately $7.5 billion principal amount of senior notes were outstanding under AIG’s medium-term note program, of which $3.2 billion was used for AIG’s general corporate purposes, $893 million was used by AIGFP (included within “AIGFP matched notes bonds and payable” in the preceding tables) and $3.4 billion was used to fund the MIP. The maturity dates of these notes range from 2009 to 2052. To the extent considered appropriate, AIG may enter into swap transactions to manage its effective borrowing rates with respect to these notes.

As of December 31, 2008, the equivalent of $12.0 billion of notes were outstanding under AIG’s Euro medium-term note program, of which $9.7 billion were used to fund the MIP and the remainder was used for AIG’s general corporate purposes. The aggregate amount outstanding includes a $588 million loss resulting from foreign exchange translation into U.S. dollars, of which $0.1 million gain relates to notes issued by AIG for general corporate purposes and $588 million loss relates to notes issued to fund the MIP. AIG has economically hedged the currency exposure arising from its foreign currency denominated notes.

276    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

AIG maintains a shelf registration statement in Japan, providing for the issuance of up to Japanese Yen 300 billion principal amount of senior notes, of which the equivalent of $562 million was outstanding at December 31, 2008.

(iii) Junior subordinated debt:  During 2007 and 2008, AIG issued an aggregate of $12.5 billion of junior subordinated debentures denominated in U.S. dollars, British Pounds and Euros in eight series of securities. In connection with each series of junior subordinated debentures, AIG entered into a Replacement Capital Covenant (RCC) for the benefit of the holders of AIG’s 6.25 percent senior notes due 2036. The RCCs provide that AIG will not repay, redeem, or purchase the applicable series of junior subordinated debentures on or before a specified date, unless AIG has received qualifying proceeds from the sale of replacement capital securities.

In May 2008, AIG raised a total of approximately $20 billion through the sale of (i) 196,710,525 shares of AIG common stock in a public offering at a price per share of $38; (ii) 78.4 million Equity Units in a public offering at a price per unit of $75; and (iii) $6.9 billion in unregistered offerings of junior subordinated debentures in three series. The Equity Units and junior subordinated debentures receive hybrid equity treatment from the major rating agencies under their current policies but are recorded as long-term debt on the consolidated balance sheet. The Equity Units consist of an ownership interest in AIG junior subordinated debentures and a stock purchase contract obligating the holder of an equity unit to purchase, and obligating AIG to sell, a variable number of shares of AIG common stock on three dates in 2011 (a minimum of 128,944,480 shares and a maximum of 154,738,080 shares, subject to anti-dilution adjustments).

AIGFP

Borrowings under obligations of guaranteed investment agreements:  Borrowings under obligations of GIAs, which are guaranteed by AIG, are recorded at fair value. Obligations may be called at various times prior to maturity at the option of the counterparty. Interest rates on these borrowings are primarily fixed, vary by maturity, and range up to 9.8 percent.

At December 31, 2008, the fair value of securities pledged as collateral with respect to these obligations approximated $8.4 billion.

AIGFP’s debt, excluding GIAs, outstanding are as follows:

At December 31, 2008		Range of	U.S. Dollar
Range of Maturities	Currency	Interest Rates	Carrying Value
			(Dollars in millions)

2009-2035	U.S. dollar	0.01-8.25%	$4,167
2009-2047	Euro	1.59-7.65	2,866
2009-2023	Japanese yen	0.01-2.50	2,205
2009-2015	Swiss franc	0.25-2.79	112
2009-2015	Australian dollar	0.01-2.65	107
2009-2012	Other	0.01-7.73	81

Total			$9,538

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

AIG 2008 Form 10-K    277

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

AIGLH

At December 31, 2008, AIGLH notes and bonds payable aggregating $798 million were outstanding with maturity dates ranging from 2010 to 2029 at interest rates from 6.625 percent to 7.50 percent. AIG guarantees the notes and bonds of AIGLH.

Liabilities Connected to Trust Preferred Stock

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

At December 31, 2008, the preferred stock outstanding consisted of $300 million liquidation value of 8.5 percent preferred stock issued by American General Capital II in June 2000, $500 million liquidation value of 8.125 percent preferred stock issued by American General Institutional Capital B in March 1997, and $500 million liquidation value of 7.57 percent preferred stock issued by American General Institutional Capital A in December 1996.

ILFC

(i) Notes and bonds payable:  At December 31, 2008, notes aggregating $20.1 billion were outstanding, consisting of $7.7 billion of term notes, $12.4 billion of medium-term notes with maturities ranging from 2009 to 2015 and interest rates ranging from 1.62 percent to 7.95 percent and $1.0 billion of junior subordinated debt as discussed below. Notes aggregating $4.1 billion are at floating interest rates and the remainder are at fixed rates. ILFC enters into swap transactions to manage its effective borrowing rates with respect to these notes.

ILFC does not currently have access to its traditional sources of long-term or short-term financing through the public debt markets. ILFC currently has the capacity under its present facilities and indentures to enter into secured financings in excess of $5.0 billion.

As a well-known seasoned issuer, ILFC has an effective shelf registration statement with the SEC. At December 31, 2008, $6.9 billion of debt securities had been issued under this registration statement. In addition, ILFC has a Euro medium-term note program for $7.0 billion, under which $2.3 billion in notes were outstanding at December 31, 2008. Notes issued under the Euro medium-term note program are included in ILFC notes and bonds payable in the preceding table of borrowings. ILFC has substantially eliminated the currency exposure arising from foreign currency denominated notes by hedging the note exposure through swaps.

(ii) Junior subordinated debt:  In December 2005, ILFC issued two tranches of junior subordinated debt totaling $1.0 billion to underlie trust preferred securities issued by a trust sponsored by ILFC. The $600 million tranche has a call date of December 21, 2010 and the $400 million tranche has a call date of December 21, 2015. Both tranches mature on December 21, 2065. The $600 million tranche has a fixed interest rate of 5.90 percent for the first five years. The $400 million tranche has a fixed interest rate of 6.25 percent for the first ten years. Both tranches have interest rate adjustments if the call option is not exercised based on a floating quarterly reset rate equal to the initial credit spread plus the highest of (i) 3-month LIBOR, (ii) 10-year constant maturity treasury and (iii) 30-year constant maturity treasury.

(iii) Export credit facility:  At December 31, 2008, ILFC had $365 million outstanding under a $4.3 billion Export Credit Facility (ECA) used in the purchase of approximately 75 aircraft delivered through 2001. The interest rate varies from 5.75 percent to 5.86 percent on these amortizing ten-year borrowings depending on the delivery date of the aircraft. The debt is collateralized by a pledge of the shares of a subsidiary of ILFC, which holds title to the aircraft financed under the facility. This facility was guaranteed by various European Export Credit Agencies.

278    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

At December 31, 2008, ILFC had $2.1 billion outstanding under a similarly structured ECA under which it may borrow up to a maximum of $3.6 billion for aircraft to be delivered through May 31, 2009. The facility becomes available as the various European Export Credit Agencies provide their guarantees for aircraft based on a forward-looking calendar, and the interest rate is determined through a bid process. The interest rates are either LIBOR-based with spreads ranging from (0.04) percent to 0.90 percent or at fixed rates ranging from 4.2 percent to 4.7 percent. At December 31, 2008, the interest rates of the loans outstanding ranged from 2.51 percent to 4.71 percent. The debt is collateralized by a pledge of shares of a subsidiary of ILFC, which holds title to the aircraft financed under the facility. Borrowings with respect to these facilities are included in ILFC’s notes and bonds payable in the preceding table of borrowings.

Under these Export Credit Facilities, ILFC may be required to segregate deposits and maintenance reserves for the financed aircraft into separate accounts in connection with certain credit rating downgrades. As a result of Moody’s October 3, 2008 downgrade of ILFC’s long-term debt rating to Baa1, ILFC received notice from the security trustees of the facilities to segregate into separate accounts security deposits and maintenance reserves related to aircraft funded under the facility. ILFC had 90 days from the date of the notice to comply, and subsequent to December 31, 2008, ILFC segregated approximately $260 million of deposits and maintenance reserves. Funds required to be segregated under the facility agreements fluctuate with changes in deposits, maintenance reserves and debt maturities related to the aircraft funded under the facilities. Further credit rating declines could impose additional restrictions under the Export Credit Facilities including the requirement to segregate rental payments and would require prior consent to withdraw funds from the segregated account.

(iv) Bank financings:  From time to time, ILFC enters into various bank financings. At December 31, 2008, the total funded amount was $7.6 billion. The financings mature through 2012. The interest rates are LIBOR-based, with spreads ranging from 0.30 percent to 1.625 percent. At December 31, 2008, the interest rates ranged from 2.15 percent to 4.36 percent.

AIG does not guarantee any of the debt obligations of ILFC.

AGF

(i) Notes and bonds payable:  At December 31, 2008, notes and bonds aggregating $23.1 billion were outstanding with maturity dates ranging from 2009 to 2031 at interest rates ranging from 0.23 percent to 9 percent. AGF has entered into swap transactions to manage its effective borrowing rates with respect to several of these notes and bonds.

(ii) Junior subordinated debt:  At December 31, 2008, junior subordinated debentures aggregating $349 million were outstanding that mature in January 2067. The debentures underlie a series of trust preferred securities sold by a trust sponsored by AGF in a Rule 144A/Regulation S offering. AGF can redeem the debentures at par beginning in January 2017.

AIG does not guarantee any of the debt obligations of AGF but has provided a capital support agreement for the benefit of AGF’s lenders under the AGF 364-Day Syndicated Facility.

Both ILFC and AGF have drawn the full amount available under their revolving credit facilities.

AIG’s syndicated facilities contain a covenant requiring AIG to maintain total shareholders’ equity (calculated on a consolidated basis consistent with GAAP) of at least $50 billion at all times. If AIG fails to maintain this level of total shareholders’ equity at any time, it will lose access to those facilities. Additionally, if an event of default occurs under those facilities, including AIG failing to maintain $50 billion of total shareholders’ equity at any time, which causes the banks to terminate either of those facilities, then AIG may be required to collateralize approximately

AIG 2008 Form 10-K    279

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

$2.7 billion of letters of credit that AIG has obtained for the benefit of its insurance subsidiaries so that these subsidiaries may obtain statutory recognition of their intercompany reinsurance transactions.

Other Notes, Bonds, Loans and Mortgages Payable, consisted of the following:

	Uncollateralized	Collateralized
	Notes/Bonds/Loans	Loans and
At December 31,	Payable	Mortgages Payable
	(In millions)

AIGCFG	$1,596	$—
AIG	416	—
Other subsidiaries	514	156

Total	$2,526	$156

Commercial Paper

Commercial paper issued and outstanding was as follows:

		Unamortized		Weighted	Weighted
	Net	Discount		Average	Average
	Book	and Accrued	Face	Interest	Maturity
At December 31, 2008	Value	Interest	Amount	Rate	in Days
	(Dollars in millions)

Commercial paper:
ILFC	$57	$—	$57	3.51%	57
AGF(a)	173	1	174	3.40	66
AIG Funding	244	—	244	3.19	39
AIGCC — Taiwan(b)	110	—	110	1.48	15
AIGF — Thailand(b)	14	—	14	2.46	18

Total commercial paper	598	1	599	—	—

CPFF:
AIGFP(c)	6,802	19	6,812	3.84	29
ILFC(d)	1,691	3	1,694	2.78	28
AIG Funding	6,612	15	6,627	2.82	24

Total CPFF	15,105	37	15,133

Total(a)	$15,703	$38	$15,732	—	—

(a)	Excludes $15 million of extendible commercial notes.

(b)	Issued in local currencies at prevailing local interest rates.

(c)	Carried at fair value.

(d)	On January 21, 2009, S&P downgraded ILFC’s short-term credit rating and, as a result, ILFC lost access to the CPFF.

At December 31, 2008, AIG did not guarantee the commercial paper of any of its subsidiaries other than AIG Funding.

Commercial Paper Funding Facility

AIG is participating in the CPFF. AIG Funding, Curzon Funding LLC and Nightingale Finance LLC may issue up to approximately $6.9 billion, $7.2 billion and $1.1 billion, respectively, of commercial paper under the CPFF. ILFC participated in the CPFF at December 31, 2008, and had borrowed approximately $1.7 billion under the

280    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

program. On January 21, 2009, S&P downgraded ILFC’s short-term credit rating and, as a result, ILFC could no longer participate in the CPFF. The $1.7 billion ILFC had borrowed under the CPFF was due and paid on January 28, 2009. As of December 31, 2008 and February 18, 2009, the other three affiliates had borrowed a total of approximately $14.5 billion and $14 billion, respectively, under this facility. These AIG affiliates are participating under the CPFF’s standard terms and conditions.

Proceeds from the issuance of the commercial paper under the CPFF are used to refinance AIG’s outstanding commercial paper as it matures, meet other working capital needs and make voluntary repayments under the Fed Facility. The voluntary repayments of the Fed Facility do not reduce the amount available to be borrowed thereunder.

14.	Commitments, Contingencies and Guarantees

In the normal course of business, various commitments and contingent liabilities are entered into by AIG and certain of its subsidiaries. In addition, AIG guarantees various obligations of certain subsidiaries.

(a)	Litigation and Investigations

Litigation Arising from Operations.  AIG and its subsidiaries, in common with the insurance and financial services industries in general, are subject to litigation, including claims for punitive damages, in the normal course of their business. In AIG’s insurance operations, litigation arising from claims settlement activities is generally considered in the establishment of AIG’s liability for unpaid claims and claims adjustment expense. However, the potential for increasing jury awards and settlements makes it difficult to assess the ultimate outcome of such litigation.

Various federal, state and foreign regulatory and governmental agencies are reviewing certain public disclosures, transactions and practices of AIG and its subsidiaries in connection with AIG’s liquidity problems industry-wide and other inquiries. These reviews include inquiries by the SEC and U.S. Department of Justice (DOJ) with respect to AIG’s valuation of and disclosures relating to the AIGFP super senior credit default swap portfolio and the U.K. Serious Fraud Office with respect to the UK operations of AIGFP. AIG has cooperated, and will continue to cooperate, in producing documents and other information in response to subpoenas and other requests.

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

Although AIG cannot currently quantify its ultimate liability for the unresolved litigation and investigation matters referred to below, it is possible that such liability could have a material adverse effect on AIG’s consolidated financial condition, consolidated results of operations or consolidated cash flow for an individual reporting period.

Litigation Relating to AIGFP’s Super Senior Credit Default Swap Portfolio

Securities Actions — Southern District of New York.  On May 21, 2008, a purported securities fraud class action complaint was filed against AIG and certain of its current and former officers and directors in the United States District Court for the Southern District of New York (the Southern District of New York). The complaint alleges that defendants made statements during the period May 11, 2007 through May 9, 2008 in press releases, AIG’s quarterly and year-end filings and during conference calls with analysts which were materially false and misleading and which artificially inflated the price of AIG’s stock. The alleged false and misleading statements relate to, among other things, unrealized market valuation losses on AIGFP’s super senior credit default swap portfolio as a result of severe credit market disruption. The complaint alleges claims under Sections 10(b) and 20(a) of the Exchange Act. Three additional purported securities class action complaints were subsequently filed in the

AIG 2008 Form 10-K    281

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Southern District of New York, all containing similar allegations. One of the additional complaints, filed on June 19, 2008, alleges a purported class period of November 10, 2006 through June 6, 2008.

On October 9, 2008, a purported securities class action complaint was filed in the Southern District of New York on behalf of purchasers of AIG’s 7.70 percent Series A-5 Junior Subordinated Debentures issued in a registered public offering on December 11, 2007 against AIG, certain of its current and former officers and directors, and the underwriters of the offering. The complaint alleges that defendants made statements in AIG’s registration statement, prospectus and quarterly and year-end filings which were materially false and misleading, in violation of Sections 11, 12(a) and 15 of the Securities Act of 1933. The claims are based generally on the same allegations as the securities fraud class actions described above. One additional purported securities class action complaint was filed in the Southern District of New York on October 27, 2008, containing identical allegations.

On December 4, 2008, a purported securities class action complaint was filed in the Southern District of New York on behalf of purchasers of various AIG securities issued pursuant to three shelf registration statements filed on June 12, 2003, June 22, 2007, and May 12, 2008, against AIG, certain of its current and former officers and directors, and the underwriters of the offerings. The complaint alleges that defendants made statements in the shelf registration statements, and in annual, quarterly and current filings which were materially false and misleading in violation of Sections 11, 12(a) and 15 of the Securities Act of 1933. The claims are based generally on the same allegations as the securities fraud class actions described above.

On January 15, 2009, a purported securities class action complaint was filed in the Southern District of New York on behalf of purchasers of AIG Medium-Term Notes, Series AIG-FP, which the complaint alleges were offered on a continuous basis from November 17, 2006 through April 10, 2008, against AIG, certain of its current and former officers and directors, and the underwriters of the offerings. The complaint alleges that in connection with the offering materials, defendants failed to disclose information relevant to the creditworthiness of AIG and therefore the value of the notes, making them false and misleading in violation of Sections 11, 12(a) and 15 of the Securities Act of 1933.

The Court has not yet appointed a lead plaintiff in these actions.

ERISA Actions — Southern District of New York.  On June 25, 2008, the Company, certain of its executive officers and directors, and unnamed members of the Company’s Retirement Board and Investment Committee were named as defendants in two separate, though nearly identical, actions filed in the Southern District of New York. The actions purport to be brought as class actions on behalf of all participants in or beneficiaries of certain pension plans sponsored by AIG or its subsidiaries (the Plans) during the period May 11, 2007 through the present and whose participant accounts included investments in the Company’s common stock. Plaintiffs allege, among other things, that the defendants breached their fiduciary responsibilities to Plan participants and their beneficiaries under the Employee Retirement Income Security Act of 1974, as amended (ERISA), by: (i) failing to prudently and loyally manage the Plans and the Plans’ assets; (ii) failing to provide complete and accurate information to participants and beneficiaries about the Company and the value of the Company’s stock; (iii) failing to monitor appointed Plan fiduciaries and to provide them with complete and accurate information; and (iv) breaching their duty to avoid conflicts of interest. The alleged ERISA violations relate to, among other things, the defendants’ purported failure to monitor and/or disclose unrealized market valuation losses on AIGFP’s super senior credit default swap portfolio as a result of severe credit market disruption. Six additional purported ERISA class action complaints were subsequently filed in the Southern District of New York, each containing similar allegations. It is anticipated that these actions will all be consolidated and that the Court will then appoint a lead plaintiff in the consolidated action.

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

282    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

actions were consolidated as In re American International Group, Inc. 2007 Derivative Litigation (the Consolidated 2007 Derivative Litigation). On February 15, 2008, plaintiffs filed a consolidated amended complaint alleging the same causes of action. On April 15, 2008, motions to dismiss the action were filed on behalf of all defendants. The motions to dismiss are pending.

On August 6, 2008, a purported shareholder derivative action was filed in the Southern District of New York asserting claims on behalf of AIG based generally on the same allegations as in the consolidated amended complaint in the Consolidated 2007 Derivative Litigation.

Derivative Action — Supreme Court of New York.  On February 29, 2008, a purported shareholder derivative complaint was filed in the Supreme Court of Nassau County naming as defendants the then current directors of AIG and certain former and present senior officers of AIG and its subsidiaries. Plaintiff asserts claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment in connection with AIG’s public disclosures regarding its exposure to what the complaint describes as the subprime mortgage market. On May 19, 2008, defendants filed a motion to dismiss or to stay the proceedings in light of the pending Consolidated 2007 Derivative Litigation. The motion is pending.

Derivative Action — Delaware Court of Chancery.  On September 17, 2008, a purported shareholder derivative complaint was filed in the Court of Chancery of Delaware naming as defendants certain former and present directors and senior officers of AIG and its subsidiaries. Plaintiff asserts claims on behalf of nominal defendant AIG for breach of fiduciary duty, waste of corporate assets, and mismanagement in connection with AIG’s public disclosures regarding its exposure to the subprime lending market. On December 19, 2008, a motion to stay or dismiss the action was filed on behalf of defendants. The motion is pending.

Derivative Action — Delaware Court of Chancery.  On January 15, 2009, a purported shareholder derivative complaint was filed in the Court of Chancery of Delaware naming as defendants certain current directors of AIG and Joseph Cassano, the former CEO of AIGFP, and asserting claims on behalf of nominal defendant AIGFP. As sole shareholder of AIGFP, AIG was also named as a nominal defendant. Plaintiff asserts claims against Joseph Cassano for breach of fiduciary duty and unjust enrichment. The complaint alleges that Cassano was responsible for losses suffered by AIGFP related to its exposure to subprime-backed credit default swaps and collateralized debt obligations and that he concealed these losses for his own benefit.

Action by the Starr Foundation — Supreme Court of New York.  On May 7, 2008, the Starr Foundation filed a complaint in New York State Supreme Court against AIG, AIG’s former Chief Executive Officer, Martin Sullivan, and AIG’s then Chief Financial Officer, Steven Bensinger, asserting a claim for common law fraud. The complaint alleges that the defendants made materially misleading statements and omissions concerning alleged multi-billion dollar losses in AIG’s portfolio of credit default swaps. The complaint asserts that if the Starr Foundation had known the truth about the alleged losses, it would have sold its remaining shares of AIG stock. The complaint alleges that the Starr Foundation has suffered damages of at least $300 million. On May 30, 2008, a motion to dismiss the complaint was filed on behalf of defendants. After a hearing, the complaint was dismissed. On December 23, 2008, plaintiff filed a notice of appeal.

Canadian Securities Class Action — Ontario Superior Court of Justice.  On November 13, 2008, an application was filed in the Ontario Superior Court of Justice for leave to bring a purported securities fraud class action against AIG, AIGFP, certain of AIG’s current and former officers and directors, and the former CEO of AIGFP. If the Court grants the application, a class plaintiff will be permitted to file a statement of claim against AIG. The proposed statement of claim would assert a class period of November 10, 2006 through September 16, 2008, and would allege that during this period defendants made false and misleading statements and omissions in quarterly and annual reports and during oral presentations in violation of the Ontario Securities Act.

Litigation Relating to the Credit Agreement with the NY Fed

On November 4, 2008, a purported class action was filed in the Delaware Court of Chancery naming as defendants AIG, Chairman and Chief Executive Officer Edward M. Liddy, and certain current and former AIG directors. Plaintiff alleges violations of Delaware General Corporation Law Section 242(b)(2) and breaches of

AIG 2008 Form 10-K    283

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

fiduciary duty in connection with the Series C Preferred Stock to be issued pursuant to the Fed Credit Agreement to the trust created for the sole benefit of the United States Treasury. Plaintiff sought an order declaring that the Series C Preferred Stock is not convertible into common stock absent a class vote by the holders of the common stock to amend the Restated Certificate of Incorporation to increase the number of shares of authorized common stock and decrease the par value of the common stock, an order declaring that AIG’s directors are breaching their fiduciary duties in not seeking alternative or supplemental financing in advance of a stockholder vote on such an amendment to the Restated Certificate of Incorporation, and damages. During a conference with the Court on November 7, 2008, AIG’s counsel stated that any amendment to the Restated Certificate of Incorporation to increase the number of authorized common stock or to decrease the par value of the common stock would be the subject of a class vote by the holders of the common stock, and plaintiff’s counsel agreed that the plaintiff’s request for an order granting this relief is moot. On January 12, 2009, plaintiff agreed to stipulate to dismiss its claims against defendants and litigate only the matter of attorneys’ fees, which have been stipulated not to exceed $350,000. On February 5, 2009, the Court approved a stipulation and order of dismissal entered into by the parties in connection with the action.

2006 Regulatory Settlements and Related Matters

2006 Regulatory Settlements.  In February 2006, AIG reached a resolution of claims and matters under investigation with the DOJ, the SEC, the Office of the New York Attorney General (NYAG) and the New York State Department of Insurance (DOI). AIG recorded an after-tax charge of $1.15 billion relating to these settlements in the fourth quarter of 2005. The settlements resolved investigations conducted by the SEC, NYAG and DOI in connection with the accounting, financial reporting and insurance brokerage practices of AIG and its subsidiaries, as well as claims relating to the underpayment of certain workers’ compensation premium taxes and other assessments. These settlements did not, however, resolve investigations by regulators from other states into insurance brokerage practices related to contingent commissions and other broker-related conduct, such as alleged bid rigging. Nor did the settlements resolve any obligations that AIG may have to state guarantee funds in connection with any of these matters.

As a result of these settlements, AIG made payments or placed amounts in escrow in 2006 totaling approximately $1.64 billion, $225 million of which represented fines and penalties. Amounts held in escrow totaling approximately $338 million, including interest thereon, are included in other assets at December 31, 2008. At that date, all of the funds were escrowed for settlement of claims resulting from the underpayment by AIG of its residual market assessments for workers’ compensation.

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

Other Regulatory Settlements.  AIG’s 2006 regulatory settlements with the SEC, DOJ, NYAG and DOI did not resolve investigations by regulators from other states into insurance brokerage practices. AIG entered into agreements effective January 29, 2008 with the Attorneys General of the States of Florida, Hawaii, Maryland, Michigan, Oregon, Texas and West Virginia; the Commonwealths of Massachusetts and Pennsylvania; and the District of Columbia; as well as the Florida Department of Financial Services and the Florida Office of Insurance Regulation, relating to their respective industry-wide investigations into producer compensation and insurance placement practices. The settlements call for total payments of $12.5 million to be allocated among the ten jurisdictions representing restitution to state agencies and reimbursement of the costs of the investigation. During the term of the settlement agreements, AIG will continue to maintain certain producer compensation disclosure and ongoing compliance initiatives. AIG will also continue to cooperate with the industry-wide investigations. The agreement with the Texas Attorney General also settles allegations of anticompetitive conduct relating to AIG’s

284    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

relationship with Allied World Assurance Company and includes an additional settlement payment of $500,000 related thereto.

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

NAIC Examination of Workers’ Compensation Premium Reporting.  During 2006, the Settlement Review Working Group of the National Association of Insurance Commissioners (NAIC), under the direction of the states of Indiana, Minnesota and Rhode Island, began an investigation into AIG’s reporting of workers’ compensation premiums. In late 2007, the Settlement Review Working Group recommended that a multi-state targeted market conduct examination focusing on workers’ compensation insurance be commenced under the direction of the NAIC’s Market Analysis Working Group. AIG was informed of the multi-state targeted market conduct examination in January 2008. The lead states in the multi-state examination are Delaware, Florida, Indiana, Massachusetts, Minnesota, New York, Pennsylvania, and Rhode Island. All other states (and the District of Columbia) have agreed to participate in the multi-state examination. To date, the examination has focused on legacy issues related to AIG’s writing and reporting of workers’ compensation insurance between 1985 and 1996. AIG has also been advised that the examination will focus on current compliance with legal requirements applicable to such business. AIG has been advised by the lead states that to date no determinations have been made with respect to these issues, and AIG cannot predict either the outcome of the investigation or provide any assurance regarding regulatory action that may result from the investigation.

Securities Action — Southern District of New York.  Beginning in October 2004, a number of putative securities fraud class action suits were filed in the Southern District of New York against AIG and consolidated as In re American International Group, Inc. Securities Litigation. Subsequently, a separate, though similar, securities fraud action was also brought against AIG by certain Florida pension funds. The lead plaintiff in the class action is a group of public retirement systems and pension funds benefiting Ohio state employees, suing on behalf of themselves and all purchasers of AIG’s publicly traded securities between October 28, 1999 and April 1, 2005. The named defendants are AIG and a number of present and former AIG officers and directors, as well as Starr, SICO, General Reinsurance Corporation (General Re), and PricewaterhouseCoopers LLP (PwC), among others. The lead plaintiff alleges, among other things, that AIG: (1) concealed that it engaged in anti-competitive conduct through alleged payment of contingent commissions to brokers and participation in illegal bid-rigging; (2) concealed that it used “income smoothing” products and other techniques to inflate its earnings; (3) concealed that it marketed and sold “income smoothing” insurance products to other companies; and (4) misled investors about the scope of government investigations. In addition, the lead plaintiff alleges that AIG’s former Chief Executive Officer, Maurice R. Greenberg, manipulated AIG’s stock price. The lead plaintiff asserts claims for violations of Sections 11 and 15 of the Securities Act of 1933, Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, Section 20(a) of the Exchange Act, and Section 20A of the Exchange Act. In April 2006, the court denied the defendants’ motions to dismiss the second amended class action complaint and the Florida complaint. In December 2006, a third amended class action complaint was filed, which does not differ substantially from the prior complaint. Fact discovery is currently ongoing. On February 20, 2008, the lead plaintiff filed a motion for class certification. The motion remains pending.

ERISA Action — Southern District of New York.  Between November 30, 2004 and July 1, 2005, several ERISA actions were filed in the Southern District of New York on behalf of purported class participants and beneficiaries of three pension plans sponsored by AIG or its subsidiaries. A consolidated complaint filed on September 26, 2005 alleges a class period between September 30, 2000 and May 31, 2005 and names as defendants AIG, the members of AIG’s Retirement Board and the Administrative Boards of the plans at issue, and present or former members of AIG’s Board of Directors. The factual allegations in the complaint are essentially identical to those in the securities actions described above under Securities Actions — Southern District of New York. The

AIG 2008 Form 10-K    285

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

parties have reached an agreement to settle this matter for an amount within AIG’s insurance coverage limits. On July 3, 2008, the Court granted preliminary approval of the settlement, and at a hearing on October 7, 2008 the Court issued an order finally approving the settlement, dismissing the action with prejudice. The deadline for filing an appeal from the approval order was November 7, 2008. No appeal was filed and the settlement is now final.

Derivative Action — Southern District of New York.  Between October 25, 2004 and July 14, 2005, seven separate derivative actions were filed in the Southern District of New York, five of which were consolidated into a single action (the New York 2004/2005 Derivative Litigation under Securities Actions — Southern District of New York). The complaint in this action contains nearly the same types of allegations made in the securities fraud action described above. The named defendants include current and former officers and directors of AIG, as well as Marsh & McLennan Companies, Inc. (Marsh), SICO, Starr, ACE Limited and subsidiaries, General Re, PwC, and certain employees or officers of these entity defendants. Plaintiffs assert claims for breach of fiduciary duty, gross mismanagement, waste of corporate assets, unjust enrichment, insider selling, auditor breach of contract, auditor professional negligence and disgorgement from AIG’s former Chief Executive Officer, Maurice R. Greenberg, and former Chief Financial Officer, Howard I. Smith, of incentive-based compensation and AIG share proceeds under Section 304 of the Sarbanes-Oxley Act, among others. Plaintiffs seek, among other things, compensatory damages, corporate governance reforms, and a voiding of the election of certain AIG directors. AIG’s Board of Directors has appointed a special committee of independent directors (Special Committee) to review the matters asserted in the operative consolidated derivative complaint. The court has entered an order staying this action pending resolution of the Delaware 2004/2005 Derivative Litigation discussed below. The court also has entered an order that termination of certain named defendants from the Delaware action applies to this action without further order of the court. On October 17, 2007, plaintiffs and those AIG officer and director defendants against whom the shareholder plaintiffs in the Delaware action are no longer pursuing claims filed a stipulation providing for all claims in this action against such defendants to be dismissed with prejudice. Former directors and officers Maurice R. Greenberg and Howard I. Smith have asked the court to refrain from so ordering this stipulation.

Derivative Actions — Delaware Chancery Court.  From October 2004 to April 2005, AIG shareholders filed five derivative complaints in the Delaware Chancery Court. All of these derivative lawsuits were consolidated into a single action as In re American International Group, Inc. Consolidated Derivative Litigation (the Delaware 2004/2005 Derivative Litigation). The amended consolidated complaint named 43 defendants (not including nominal defendant AIG) who, as in the New York 2004/2005 Derivative Litigation, were current and former officers and directors of AIG, as well as other entities and certain of their current and former employees and directors. The factual allegations, legal claims and relief sought in this action are similar to those alleged in the New York 2004/2005 Derivative Litigation, except that the claims are only under state law. In early 2007, the court approved an agreement that AIG be realigned as plaintiff, and, on June 13, 2007, acting on the direction of the Special Committee, AIG filed an amended complaint against former directors and officers Maurice R. Greenberg and Howard I. Smith, alleging breach of fiduciary duty and indemnification. Also on June 13, 2007, the Special Committee filed a motion to terminate the litigation as to certain defendants, while taking no action as to others. Defendants Greenberg and Smith filed answers to AIG’s complaint and brought third-party complaints against certain current and former AIG directors and officers, PwC and Regulatory Insurance Services, Inc. On September 28, 2007, AIG and the shareholder plaintiffs filed a combined amended complaint in which AIG continued to assert claims against defendants Greenberg and Smith and took no position as to the claims asserted by the shareholder plaintiffs in the remainder of the combined amended complaint. In that pleading, the shareholder plaintiffs are no longer pursuing claims against certain AIG officers and directors. On February 12, 2008, the court granted AIG’s motion to stay discovery pending the resolution of claims against AIG in the New York consolidated securities action. On April 11, 2008, the shareholder plaintiffs filed the First Amended Combined Complaint, which added claims against former AIG directors and officers Maurice Greenberg, Edward Matthews, and Thomas Tizzio for breach of fiduciary duty based on alleged bid-rigging in the municipal derivatives market. On June 13, 2008, certain defendants filed motions to dismiss the shareholder plaintiffs’ portions of the complaint. On February 11, 2009, the court denied the motions to dismiss filed by Maurice Greenberg, Edward Matthews, and Thomas Tizzio; granted the motion to dismiss filed by PwC without prejudice; and granted the motion to dismiss filed by certain

286    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

former employees of AIG without prejudice for lack of personal jurisdiction. The shareholder plaintiffs have appealed the dismissal of PwC. The motions to dismiss filed by the remaining parties are pending.

AIG is also named as a defendant in a derivative action in the Delaware Chancery Court brought by shareholders of Marsh. On July 10, 2008, shareholder plaintiffs filed a second consolidated amended complaint, which contains claims against AIG for aiding and abetting a breach of fiduciary duty and contribution and indemnification in connection with alleged bid-rigging and steering practices in the commercial insurance market that are the subject of the Policyholder Antitrust and Racketeering Influenced and Corrupt Organizations Act (RICO) Actions described below. On November 10, 2008, AIG and certain defendants filed motions to dismiss the shareholder plaintiffs’ portions of the complaint. The motions to dismiss are pending.

Derivative Action — Supreme Court of New York.  On February 11, 2009, shareholder plaintiffs in the Delaware 2004/2005 Derivative Litigation filed a derivative complaint in the Supreme Court of New York against the individual defendants who moved to dismiss the complaint in the Delaware 2004/2005 Derivative Litigation on personal jurisdiction grounds. The defendants include current and former officers and employees of AIG, Marsh, and Gen Re; AIG is named as a nominal defendant. The complaint in this action contains similar allegations to those made in the Delaware 2004/2005 Derivative Litigation described above.

Policyholder Antitrust and RICO Actions.  Commencing in 2004, policyholders brought multiple federal antitrust and RICO class actions in jurisdictions across the nation against insurers and brokers, including AIG and a number of its subsidiaries, alleging that the insurers and brokers engaged in a broad conspiracy to allocate customers, steer business, and rig bids. These actions, including 24 complaints filed in different federal courts naming AIG or an AIG subsidiary as a defendant, were consolidated by the judicial panel on multi-district litigation and transferred to the United States District Court for the District of New Jersey (District of New Jersey) for coordinated pretrial proceedings. The consolidated actions have proceeded in that court in two parallel actions, In re Insurance Brokerage Antitrust Litigation (the Commercial Complaint) and In re Employee Benefit Insurance Brokerage Antitrust Litigation (the Employee Benefits Complaint, and, together with the Commercial Complaint, the Multi-district Litigation).

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

AIG 2008 Form 10-K    287

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

respect to the dismissal of the Employee Benefits Complaint. Plaintiffs previously appealed the dismissal of the Commercial Complaint to the United States Court of Appeals for the Third Circuit on October 10, 2007. Both appeals are fully briefed and oral argument in both appeals has been tentatively scheduled for April 20, 2009.

A number of complaints making allegations similar to those in the Multi-district Litigation have been filed against AIG and other defendants in state and federal courts around the country. The defendants have thus far been successful in having the federal actions transferred to the District of New Jersey and consolidated into the Multi-district Litigation. These additional consolidated actions are still pending in the District of New Jersey, but are currently stayed pending a decision by the court on whether they will proceed during the appeal of the dismissal of the Multi-district Litigation. On August 20, 2008, the District Court, however, granted plaintiff’s motion to lift the stay in one tag-along matter and suggested that the case be remanded to the transferor court, and on November 26, 2008, the Judicial Panel on Multidistrict Litigation issued an order remanding the case to the transferor court. The AIG defendants have also sought to have state court actions making similar allegations stayed pending resolution of the Multi-district Litigation proceeding. These efforts have generally been successful, although plaintiffs in one case pending in Texas state court have moved to re-open discovery; a hearing on that motion was held on April 9, 2008. The court subsequently issued an order deferring a ruling on the motion until the Court holds a hearing on defendants’ Special Exceptions. On January 9, 2009, the Court held a hearing on defendants’ Special Exceptions. The hearing has not been completed and has been continued to April 3, 2009. AIG has settled several of the various federal and state actions alleging claims similar to those in the Multi-district Litigation, including a state court action pending in Florida in which discovery had been allowed to proceed.

Ohio Attorney General Action — Ohio Court of Common Pleas.  On August 24, 2007, the Ohio Attorney General filed a complaint in the Ohio Court of Common Pleas against AIG and a number of its subsidiaries, as well as several other broker and insurer defendants, asserting violation of Ohio’s antitrust laws. The complaint, which is similar to the Commercial Complaint, alleges that AIG and the other broker and insurer defendants conspired to allocate customers, divide markets, and restrain competition in commercial lines of casualty insurance sold through the broker defendant. The complaint seeks treble damages on behalf of Ohio public purchasers of commercial casualty insurance, disgorgement on behalf of both public and private purchasers of commercial casualty insurance, as well as a $500 per day penalty for each day of conspiratorial conduct. AIG, along with other co-defendants, moved to dismiss the complaint on November 16, 2007. On June 30, 2008, the Court denied defendants’ motion to dismiss. On August 18, 2008, defendants filed their answers to the complaint. Discovery is ongoing.

Action Relating to Workers’ Compensation Premium Reporting — Northern District of Illinois.  On May 24, 2007, the National Workers’ Compensation Reinsurance Pool (the NWCRP), on behalf of its participant members, filed a lawsuit in the United States District Court for the Northern District of Illinois against AIG with respect to the underpayment by AIG of its residual market assessments for workers’ compensation. The complaint alleges claims for violations of RICO, breach of contract, fraud and related state law claims arising out of AIG’s alleged underpayment of these assessments between 1970 and the present and seeks damages purportedly in excess of $1 billion. On August 6, 2007, the court denied AIG’s motion seeking to dismiss or stay the complaint or, in the alternative, to transfer to the Southern District of New York. On December 26, 2007, the court denied AIG’s motion to dismiss the complaint. On March 17, 2008, AIG filed an amended answer, counterclaims and third-party claims against the National Council on Compensation Insurance (in its capacity as attorney-in-fact for the NWCRP), the NWCRP, its board members, and certain of the other insurance companies that are members of the NWCRP alleging violations of RICO, as well as claims for conspiracy, fraud, and other state law claims. The counterclaim-and third-party defendants filed motions to dismiss on June 9, 2008. On February 23, 2009, the Court issued a decision and order sustaining AIG’s counterclaims and sustaining, in part, AIG’s third-party claims. The Court also dismissed certain of AIG’s third-party claims without prejudice. The Court also has stayed the entire case pending a ruling on AIG’s motion to dismiss for lack of subject matter jurisdiction, which is scheduled for a ruling on June 10, 2009.

Action Relating to Workers’ Compensation Premium Reporting — Minnesota.  On February 16, 2006, the Attorney General of the State of Minnesota filed a complaint against AIG with respect to claims by the Minnesota Department of Revenue and the Minnesota Special Compensation Fund, alleging that AIG made false statements

288    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

and reports to Minnesota agencies and regulators, unlawfully reducing AIG’s contributions and payments to Minnesota and certain state funds relating to its workers’ compensation premiums. While AIG settled that litigation in December 2007, a similar lawsuit was filed by the Minnesota Workers’ Compensation Reinsurance Association and the Minnesota Workers’ Compensation Insurers Association in the United States District Court for the District of Minnesota. On March 28, 2008, the court granted AIG’s motion to dismiss the case in its entirety. On April 25, 2008, plaintiffs appealed to the United States Court of Appeals for the Eighth Circuit and also filed a new complaint making similar allegations in Minnesota state court. On April 30, 2008, substantially identical claims were also filed in Minnesota state court by the Minnesota Insurance Guaranty Association and Minnesota Assigned Risk Plan. On September 11, 2008, the parties to both actions entered into a settlement, resulting in the dismissal of all claims against AIG. In exchange for the dismissal and a broad release of claims, the financial terms of the settlement provided for AIG’s payment of $21.5 million to plaintiffs and waiver of its right to collect $3.5 million in payments due from the plaintiffs.

Action Relating to Workers’ Compensation Premium Reporting — District of South Carolina.  A purported class action was also filed in the United States District Court for the District of South Carolina on January 25, 2008 against AIG and certain of its subsidiaries, on behalf of a class of employers that obtained workers’ compensation insurance from AIG companies and allegedly paid inflated premiums as a result of AIG’s alleged underreporting of workers’ compensation premiums. An amended complaint was filed on March 24, 2008, and AIG filed a motion to dismiss the amended complaint on April 21, 2008. On July 8, 2008, the court granted AIG’s motion to dismiss all claims without prejudice and granted plaintiff leave to refile subject to certain conditions. Plaintiffs filed their second amended complaint on July 22, 2008. AIG moved to dismiss the second amended complaint on August 22, 2008. Discovery is stayed pending resolution of the motion to dismiss.

Litigation Relating to SICO and Starr

SICO Action.  In July, 2005 SICO filed a complaint against AIG in the Southern District of New York, claiming that AIG had refused to provide SICO access to certain artwork, and asking the court to order AIG immediately to release the property to SICO. AIG filed an answer denying SICO’s allegations and setting forth defenses to SICO’s claims. In addition, AIG filed counterclaims asserting breach of contract, unjust enrichment, conversion, breach of fiduciary duty, a constructive trust and declaratory judgment, relating to SICO’s breach of its commitment to use its AIG shares only for the benefit of AIG and AIG employees. On June 23, 2008, the Court denied in part and granted in part SICO’s motion for summary judgment, and on July 31, 2008 the parties submitted a joint pre-trial order. Trial is scheduled to commence on June 15, 2009.

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

AIG 2008 Form 10-K    289

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

affirmative relief from AIG. On February 14, 2008, the Court granted a motion to add former AIG officer Thomas Tizzio as a defendant. As a result, the remaining defendants in the case are AIG (the nominal defendant), Starr and former directors and officers Maurice Greenberg, Howard Smith, Edward Matthews and Thomas Tizzio. On September 30, 2008, the parties filed a stipulation of settlement, where defendants agreed to payment of $115 million to AIG, net of attorneys’ fees and costs, in exchange for receipt of a broad release of claims relating to the allegations in the complaint. At the settlement hearing on December 17, 2008, the Court approved the terms of the settlement and entered final judgment.

Litigation Matters Relating to AIG’s General Insurance Operations

Caremark.  AIG and certain of its subsidiaries have been named defendants in two putative class actions in state court in Alabama that arise out of the 1999 settlement of class and derivative litigation involving Caremark Rx, Inc. (Caremark). The plaintiffs in the second-filed action have intervened in the first-filed action, and the second-filed action has been dismissed. An excess policy issued by a subsidiary of AIG with respect to the 1999 litigation was expressly stated to be without limit of liability. In the current actions, plaintiffs allege that the judge approving the 1999 settlement was misled as to the extent of available insurance coverage and would not have approved the settlement had he known of the existence and/or unlimited nature of the excess policy. They further allege that AIG, its subsidiaries, and Caremark are liable for fraud and suppression for misrepresenting and/or concealing the nature and extent of coverage. In addition, the intervenor-plaintiffs originally alleged that various lawyers and law firms who represented parties in the underlying class and derivative litigation (the Lawyer Defendants) were also liable for fraud and suppression, misrepresentation, and breach of fiduciary duty. The complaints filed by the plaintiffs and the intervenor-plaintiffs request compensatory damages for the 1999 class in the amount of $3.2 billion, plus punitive damages. AIG and its subsidiaries deny the allegations of fraud and suppression and have asserted that information concerning the excess policy was publicly disclosed months prior to the approval of the settlement. AIG and its subsidiaries further assert that the current claims are barred by the statute of limitations and that plaintiffs’ assertions that the statute was tolled cannot stand against the public disclosure of the excess coverage. The plaintiffs and intervenor-plaintiffs, in turn, have asserted that the disclosure was insufficient to inform them of the nature of the coverage and did not start the running of the statute of limitations. On November 26, 2007, the trial court issued an order that dismissed the intervenors’ complaint against the Lawyer Defendants and entered a final judgment in favor of the Lawyer Defendants. The matter was stayed pending appeal to the Alabama Supreme Court. In September 2008 the Alabama Supreme Court affirmed the trial court’s dismissal of the Lawyer Defendants. After the case was remanded to the trial court, the intervenor-plaintiffs retained additional counsel — the law firm of Haskell Slaughter Young & Rediker, LLC (Haskell Slaughter) — and filed an Amended Complaint in Intervention on December 1, 2008. The Amended Complaint in Intervention names only Caremark and AIG and various subsidiaries as defendants and purports to bring claims against all defendants for deceit and conspiracy to deceive and against AIG and its subsidiaries for aiding and abetting Caremark’s alleged deception. The defendants have moved to dismiss the Amended Complaint, and, in the alternative, for a more definite statement. After the appearance of the Haskell Slaughter firm on behalf of the intervenor-plaintiffs, the plaintiffs moved to disqualify all of the lawyers for the intervenor-plaintiffs because, among other things, the Haskell Slaughter firm previously represented Caremark. The intervenor-plaintiffs, in turn, moved to disqualify the lawyers for the plaintiffs in the first-filed action. The trial court heard oral argument on the motions to disqualify on February 6, 2009, and the court has also clarified that the defendants’ motion to dismiss and any class action scheduling conference will be deferred until the motions to disqualify have been decided. At this time, class discovery has yet to begin. AIG cannot reasonably estimate either the likelihood of its prevailing in these actions or the potential damages in the event liability is determined.

(b)	Commitments

Flight Equipment

At December 31, 2008, ILFC had committed to purchase 168 new aircraft deliverable from 2009 through 2019 at an estimated aggregate purchase price of $16.7 billion. ILFC will be required to find customers for any aircraft acquired, and it must arrange financing for portions of the purchase price of such equipment.

290    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Included in the 168 new aircraft are 74 Boeing 787 aircraft, with the first aircraft currently scheduled to be delivered in July of 2012. Boeing has made several announcements concerning delays in the deliveries of the 787s and ILFC is in discussion with Boeing related to potential delay compensation and penalties for which ILFC may be eligible. Under the terms of ILFC’s 787 leases, particular lessees may be entitled to share in any compensation which ILFC receives from Boeing for late delivery of the aircraft. ILFC has signed leases for 31 of the 74 787s on order.

Minimum future rental income on noncancelable operating leases of flight equipment that has been delivered was as follows:

At December 31, 2008
(In millions)

2009	$4,449
2010	4,026
2011	3,363
2012	2,681
2013	2,027
Remaining years after 2013	4,047

Total	$20,593

Flight equipment is leased under operating leases with remaining terms ranging from 1 to 11 years.

Lease Commitments

AIG and its subsidiaries occupy leased space in many locations under various long-term leases and have entered into various leases covering the long-term use of data processing equipment.

The future minimum lease payments under operating leases were as follows:

At December 31, 2008
(In millions)

2009	$800
2010	631
2011	463
2012	388
2013	311
Remaining years after 2013	1,665

Total	$4,258

Rent expense approximated $896 million, $771 million, and $657 million for the years ended December 31, 2008, 2007, and 2006, respectively.

Other Commitments

In the normal course of business, AIG enters into commitments to invest in limited partnerships, private equities, hedge funds and mutual funds and to purchase and develop real estate in the U.S. and abroad. These commitments totaled $9.2 billion at December 31, 2008.

On June 27, 2005, AIG entered into an agreement pursuant to which AIG agreed, subject to certain conditions, to make any payment that is not promptly paid with respect to the benefits accrued by certain employees of AIG and its subsidiaries under the SICO Plans in (c) below under Benefits Provided by Starr International Company, Inc. and C.V. Starr & Co., Inc.

AIG 2008 Form 10-K    291

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

(c)	Contingencies

Liability for unpaid claims and claims adjustment expense

Although AIG regularly reviews the adequacy of the established liability for unpaid claims and claims adjustment expense, there can be no assurance that AIG’s ultimate liability for unpaid claims and claims adjustment expense will not develop adversely and materially exceed AIG’s current liability for unpaid claims and claims adjustment expense. Estimation of ultimate net claims, claims adjustment expenses and liability for unpaid claims and claims adjustment expense is a complex process for long-tail casualty lines of business, which include excess and umbrella liability, directors and officers liability (D&O), professional liability, medical malpractice, workers’ compensation, general liability, products liability and related classes, as well as for asbestos and environmental exposures. Generally, actual historical loss development factors are used to project future loss development. However, there can be no assurance that future loss development patterns will be the same as in the past. Moreover, any deviation in loss cost trends or in loss development factors might not be discernible for an extended period of time subsequent to the recording of the initial loss reserve estimates for any accident year. Thus, there is the potential for reserves with respect to a number of years to be significantly affected by changes in loss cost trends or loss development factors that were relied upon in setting the reserves. These changes in loss cost trends or loss development factors could be attributable to changes in inflation, in labor and material costs or in the judicial environment, or in other social or economic phenomena affecting claims.

Deferred Tax Assets

AIG’s determination of the realizability of deferred tax assets requires estimates of future taxable income. Such estimates could change in the near term, perhaps materially, which may require AIG to adjust its valuation allowance. Such adjustment, either positive or negative, could be material to AIG’s consolidated financial condition or its results of operations. See Note 20 herein.

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

292    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

SAI Deferred Compensation Holdings, Inc., a wholly owned subsidiary of AIG, has established a deferred compensation plan for registered representatives of certain AIG subsidiaries, pursuant to which participants have the opportunity to invest deferred commissions and fees on a notional basis. The value of the deferred compensation fluctuates with the value of the deferred investment alternatives chosen. AIG has provided a full and unconditional guarantee of the obligations of SAI Deferred Compensation Holdings, Inc. to pay the deferred compensation under the plan. In December 2008, AIG terminated the plan for current employees and ceased to permit new deferrals into the plan.

15.	Shareholders’ Equity and Earnings (Loss) Per Share

AIG parent depends on its subsidiaries for cash flow in the form of loans, advances, reimbursement for shared expenses, and dividends. AIG’s insurance subsidiaries are subject to regulatory restrictions on the amount of dividends that can be remitted to AIG parent. These restrictions vary by jurisdiction. For example, unless permitted by the New York Superintendent of Insurance, general insurance companies domiciled in New York may not pay dividends to shareholders that, in any twelve-month period, exceed the lesser of ten percent of such company’s statutory policyholders’ surplus or 100 percent of its “adjusted net investment income,” as defined. Generally, less severe restrictions applicable to both general and life insurance companies exist in most of the other states in which AIG’s insurance subsidiaries are domiciled. Certain foreign jurisdictions have restrictions that could delay or limit the remittance of dividends. There are also various local restrictions limiting cash loans and advances to AIG by its subsidiaries. Largely as a result of these restrictions, a significant majority of the aggregate equity of AIG’s consolidated subsidiaries was restricted from immediate transfer to AIG parent at December 31, 2008.

Series C Perpetual, Convertible, Participating Preferred Stock

As partial consideration for the Fed Credit Agreement, AIG agreed to issue 100,000 shares of Series C Preferred Stock to the Trust. AIG recorded the $23 billion fair value of the Series C Preferred Stock not yet issued as a prepaid commitment fee asset and an increase to additional paid-in capital. The Trust Agreement governing the operations of the Trust was executed in January 2009. On March 1, 2009, AIG entered into the Series C Preferred Stock Purchase Agreement with the Trust, and AIG expects to issue the Series C Preferred Stock to the Trust in early March 2009.

The Series C Preferred Stock will have voting rights commensurate with an approximately 77.9 percent holding of all outstanding shares of common stock, treating the Series C Preferred Stock as converted. Holders of the Series C Preferred Stock will be entitled to participate in dividends paid on the common stock, receiving approximately 77.9 percent of the aggregate amount of dividends paid on the shares of common stock then outstanding, treating the Series C Preferred Stock as converted. After the Series C Preferred Stock is issued and following notice from the Trust, AIG will be required to hold a special shareholders’ meeting to amend its Restated Certificate of Incorporation to increase the number of authorized shares of common stock to 19 billion and to reduce the par value per share. The holders of the common stock will be entitled to vote as a class separate from the holders of the Series C Preferred Stock on these changes to AIG’s Restated Certificate of Incorporation. If the increase in the number of authorized shares and change in par value of the common stock is approved, the Series C Preferred Stock will become convertible into common stock. The number of shares into which the Series C Preferred Stock will be convertible is that which will result in an approximately 77.9 percent holding, after conversion, based upon the number of shares of common stock outstanding on the issue date of the Series C Preferred Stock, plus the number of shares of common stock that are subsequently issued in settlement of Equity Units. Subject to certain exceptions, while the Trust owns for the sole benefit of the United States Treasury at least 50 percent of the Series C Preferred Stock (or the shares into which the Series C Preferred Stock is convertible), AIG will be prohibited from issuing any capital stock, or any securities or instruments convertible or exchangeable into, or exercisable for, capital stock, without the Trust’s consent. In addition, AIG has provided demand registration rights for the Series C Preferred Stock.

The $23 billion initial fair value of the Series C Preferred Stock was determined by AIG primarily based on the implied value of the common stock into which the Series C Preferred Stock will be convertible as indicated by

AIG 2008 Form 10-K    293

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

AIG’s common stock price immediately after the terms of the Fed Credit Agreement were publicly announced. Other valuation techniques were employed to corroborate this value, which considered both market observable inputs, such as AIG credit spreads, and other inputs. The following significant assumptions were utilized in the valuation:

•	The valuation date for the Series C Preferred Stock was September 16, 2008, the date AIG received the NY Fed’s commitment to enter into the Fed Credit Agreement;

•	The Series C Preferred Stock will be economically equivalent to the common stock, will have voting rights commensurate with the common stock, and will be convertible into shares of common stock; and

•	The price of AIG’s common stock the day after the announcement of the NY Fed’s commitment to enter into the Fed Credit Agreement provided the most observable market evidence of the value of the Series C Preferred Stock.

Basic and diluted EPS will be affected by the Series C Preferred Stock in any period in which AIG has net income. The effect on basic and diluted EPS will be computed using the two-class method, pursuant to which the earnings of the period will be allocated to the Series C Preferred Stock and the common stock, as if all the earnings of the period were distributed. Prior to any partial conversion of the Series C Preferred Stock, this will result in approximately 77.9 percent of the earnings for the period being allocated to the Series C Preferred Stock, directly reducing the net income available for common shareholders. In the event that the Series C Preferred Stock becomes convertible, Diluted EPS will be determined using the more dilutive of the if-converted method or the two-class method. Under the if-converted method, conversion of the Series C Preferred Stock is assumed to have occurred as of the beginning of the period, and the number of common shares that would be issued on conversion is assumed to be the number of additional shares outstanding for the period. Because AIG incurred a net loss during the year ended December 31, 2008, the Series C Preferred Stock was anti-dilutive and is not reflected in the computation of basic or diluted EPS.

Series D Preferred Stock

Under the United States Department of the Treasury’s Troubled Asset Relief Program (TARP) and the Systemically Significant Failing Institutions Program, AIG issued four million shares of Series D Fixed Rate Cumulative Perpetual Preferred Stock (Series D Preferred Stock) and a ten-year warrant to purchase 53,798,766 shares of common stock (the Warrant) for $40 billion, which AIG used to repay a portion of the outstanding debt under the Fed Facility.

The Series D Preferred Stock ranks pari passu with the Series C Preferred Stock and senior to AIG’s common stock. The Series D Preferred Stock has limited class voting rights and cumulative compounding dividends at 10 percent per annum. The dividends are payable when, as and if declared by AIG’s Board of Directors. AIG is not able to declare or pay any dividends on AIG’s common stock or on any AIG preferred stock ranking pari passu with or junior to the Series D Preferred Stock until dividends on the Series D Preferred Stock have been paid. AIG may redeem the Series D Preferred Stock at the $40 billion stated liquidation preference, plus accumulated but unpaid dividends, at any time the Trust or a successor entity beneficially owns less than 30 percent of AIG’s voting securities and no holder of the Series D Preferred Stock controls or has the potential to control AIG. As of December 31, 2008, the accumulated dividends were $400 million.

In addition, for as long as the United States Department of the Treasury owns any of the Series D Preferred Stock, AIG is subject to restrictions on its ability to repurchase capital stock, and is required to adopt and maintain policies limiting corporate expenses, lobbying activities and executive compensation.

In connection with the issuance of the Series D Preferred Stock, AIG issued the Warrant, which is exercisable at any time and has an initial exercise price of $2.50 per share. The exercise price will be reduced to $0.000001 per share in the event AIG’s shareholders approve a reduction in the par amount of AIG’s common stock to $0.000001 per share. The United States Department of the Treasury has agreed that it will not exercise any voting rights with respect to the common stock issued upon exercise of the Warrant. The Warrant is not subject to contractual transfer

294    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

restrictions other than restrictions necessary to comply with U.S. federal and state securities laws. AIG is obligated, at the request of the United States Department of the Treasury, to file a registration statement with respect to the Warrant and the common stock for which the Warrant can be exercised. During the ten-year term of the Warrant, if the shares of common stock of AIG are no longer listed or trading on a national securities exchange, AIG may be obligated, at the direction of the United States Department of the Treasury, to exchange all or a portion of the Warrant for another economic interest of AIG classified as permanent equity under U.S. GAAP with an equivalent fair value. If the Series D Preferred Stock issued in connection with the Warrant is redeemed in whole or transferred to third parties, AIG may repurchase the Warrant then held by the United States Department of the Treasury at any time for its fair market value so long as the Trust does not control or have the potential to control AIG through Board of Director representation.

Dividends

Dividends declared per common share were $0.42, $0.77, and $0.65 in 2008, 2007, and 2006, respectively. Effective September 23, 2008, AIG’s Board of Directors suspended the declaration of dividends on AIG’s common stock. Pursuant to the Fed Credit Agreement, AIG is restricted from paying dividends on its common stock. In addition, pursuant to the terms of the Series D Preferred Stock, AIG is not able to declare or pay any dividends on AIG’s common stock or on any AIG preferred stock ranking pari passu with or junior to the Series D Preferred Stock until dividends on the Series D Preferred Stock have been paid.

Share Issuance and Repurchases

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

A total of 37,926,059 shares were purchased during the first six months of 2008 to meet commitments that existed at December 31, 2007. There were no repurchases during the third and fourth quarters of 2008. At February 18, 2009, $9 billion was available for purchases under the aggregate authorizations.

Pursuant to the Fed Credit Agreement, however, AIG is restricted from repurchasing shares of its common stock.

In May 2008, AIG sold 196,710,525 shares of common stock at a price per share of $38 for gross proceeds of $7.47 billion and 78,400,000 equity units (the Equity Units) at a price per unit of $75 for gross proceeds of $5.88 billion. The Equity Units, the key terms of which are summarized below, are recorded as long-term debt in the consolidated balance sheet.

Equity Units

Each Equity Unit has an initial stated amount of $75 and consists of a stock purchase contract issued by AIG and, initially, a 1/40th or 2.5 percent undivided beneficial ownership interest in three series of junior subordinated debentures (Series B-1, B-2 and B-3), each with a principal amount of $1,000.

Each stock purchase contract requires its holder to purchase, and requires AIG to sell, a variable number of shares of AIG common stock for $25 in cash on each of February 15, 2011, May 1, 2011 and August 1, 2011. The number of shares that AIG is obligated to deliver on each stock purchase date is set forth in the chart below (where the “applicable market value” is an average of the trading prices of AIG’s common stock over the 20-trading-day period ending on the third business day prior to the relevant stock purchase date).

AIG 2008 Form 10-K    295

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

If the applicable market value is:	then AIG is obligated to issue:

• Greater than or equal to $45.60	• 0.54823 shares per stock purchase contract
• Between $45.60 and $38.00	• Shares equal to $25 divided by the applicable market value
• Less than or equal to $38.00	• 0.6579 shares per stock purchase contract

Basic earnings (loss) per share (EPS) will not be affected by outstanding stock purchase contracts. Diluted EPS will be determined considering the potential dilution from outstanding stock purchase contracts using the treasury stock method, and therefore diluted EPS will not be affected by outstanding stock purchase contracts until the applicable market value exceeds $45.60.

AIG is obligated to pay quarterly contract adjustment payments to the holders of the stock purchase contracts, at an initial annual rate of 2.71 percent applied to the stated amount. The present value of the contract adjustment payments, $431 million, was recognized at inception as a liability (a component of other liabilities), and was recorded as a reduction to additional paid-in capital.

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

Earnings (Loss) Per Share (EPS)

Basic earnings (loss) per share and diluted loss per share are based on the weighted average number of common shares outstanding, adjusted to reflect all stock dividends and stock splits. Diluted earnings per share is based on those shares used in basic earnings (loss) per share plus shares that would have been outstanding assuming issuance of common shares for all dilutive potential common shares outstanding, adjusted to reflect all stock dividends and stock splits.

The computation of basic and diluted EPS was as follows:

	Years Ended December 31,
	2008	2007	2006
	(In millions, except per share data)

Numerator for EPS:
Income (loss) before cumulative effect of change in accounting principles	$(99,289)	$6,200	$14,014
Cumulative effect of change in accounting principles, net of tax	—	—	34
Dividends on Series D Preferred Stock	(400)	—	—

Net income (loss) applicable to common stock for basic EPS	(99,689)	6,200	14,048
Interest on contingently convertible bonds, net of tax	—	—	10

Net income (loss) applicable to common stock for diluted EPS	(99,689)	6,200	14,058
Cumulative effect of change in accounting principles, net of tax	—	—	(34)

Income (loss) before cumulative effect of change in accounting principles applicable to common stock for diluted EPS	$(99,689)	$6,200	$14,024

296    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

	Years Ended December 31,
	2008	2007	2006
	(In millions, except per share data)

Denominator for EPS:
Weighted average shares outstanding used in the computation of EPS:
Common stock issued	2,872	2,751	2,751
Common stock in treasury	(252)	(179)	(153)
Deferred shares	14	13	10

Weighted average shares outstanding — basic	2,634	2,585	2,608
Incremental shares from potential common stock:
Weighted average number of shares arising from outstanding employee stock plans (treasury stock method)*	—	13	7
Contingently convertible bonds	—	—	8

Weighted average shares outstanding — diluted*	2,634	2,598	2,623

EPS:
Basic:
Income (loss) before cumulative effect of change in accounting principles	$(37.84)	$2.40	$5.38
Cumulative effect of change in accounting principles, net of tax	—	—	0.01

Net income (loss)	$(37.84)	$2.40	$5.39

Diluted:
Income (loss) before cumulative effect of change in accounting principles	$(37.84)	$2.39	$5.35
Cumulative effect of change in accounting principles, net of tax	—	—	0.01

Net income (loss)	$(37.84)	$2.39	$5.36

*	Calculated using the treasury stock method. Certain shares arising from share-based employee compensation plans and the warrant associated with the Series D Preferred Stock were not included in the computation of diluted EPS because the effect would have been anti-dilutive. The number of shares excluded were 98 million, 8 million and 13 million for the years ended December 31, 2008, 2007 and 2006, respectively.

16.	Statutory Financial Data

Statutory surplus and net income (loss) for General Insurance and Life Insurance & Retirement Services operations in accordance with statutory accounting practices were as follows:

	Years Ended December 31,
	2008	2007	2006
	(In millions)

Statutory surplus(a):
General Insurance	$34,616	$37,705	$32,665
Life Insurance & Retirement Services	24,511	33,212	35,058
Statutory net income(loss)(a)(b):
General Insurance(c)	216	8,018	8,010
Life Insurance & Retirement Services(a)	(23,558)	4,465	5,088

AIG 2008 Form 10-K    297

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

(a)	Statutory surplus and net income (loss) with respect to foreign operations are estimated at November 30. The basis of presentation for branches of AIA is the Hong Kong statutory filing basis. The basis of presentation for branches of ALICO is the U.S. statutory filing basis. AIG Star Life, AIG Edison Life, Nan Shan and Philamlife are estimated based on their respective local country filing basis.

(b)	Includes realized capital gains and losses and taxes.

(c)	Includes catastrophe losses, net of tax, of $1.15 billion and $177 million in 2008 and 2007.

AIG’s insurance subsidiaries file financial statements prepared in accordance with statutory accounting practices prescribed or permitted by domestic and foreign insurance regulatory authorities. The principal differences between statutory financial statements and financial statements prepared in accordance with U.S. GAAP for domestic companies are that statutory financial statements do not reflect DAC, some bond portfolios may be carried at amortized cost, investment impairments are determined in accordance with statutory accounting practices, assets and liabilities are presented net of reinsurance, policyholder liabilities are generally valued using more conservative assumptions and certain assets are non-admitted.

In connection with the filing of the 2005 statutory financial statements for AIG’s domestic General Insurance companies, AIG agreed with the relevant state insurance regulators on the statutory accounting treatment of various items. The regulatory authorities have also permitted certain of the domestic and foreign insurance subsidiaries to support the carrying value of their investments in certain non-insurance and foreign insurance subsidiaries by utilizing the AIG audited consolidated financial statements to satisfy the requirement that the U.S. GAAP-basis equity of such entities be audited. AIG has received similar permitted practice authorizations from insurance regulatory authorities in connection with the 2008 and 2007 statutory financial statements. The permitted practice resulted in a benefit to the surplus of the domestic and foreign General Insurance companies of $114 million and $859 million, respectively, and did not affect compliance with minimum regulatory capital requirements.

At December 31, 2008, 2007 and 2006, statutory capital of AIG’s insurance subsidiaries exceeded minimum company action level requirements.

Effective October 1, 2008, certain Domestic Life Insurance and Domestic Retirement Services insurance entities adopted a change in their statutory accounting practices for other-than-temporary impairments from one acceptable method to another for “Bonds other than loan-backed and structured securities” and for “Loan-backed and structured securities”. The effect of the new practice was to reduce other-than-temporary impairments for statutory reporting purposes in the fourth quarter of 2008, thereby increasing statutory surplus for these entities by approximately $7 billion as of December 31, 2008.

Effective January 1, 2009, these Domestic Life Insurance and Domestic Retirement Services insurance entities, as well as certain other AIG insurance entities are required to prospectively adopt SSAP 98, “Treatment of Cash Flows When Quantifying Changes in Valuation and Impairments, an Amendment of SSAP No. 43 — Loan-backed and Structured Securities” (SSAP 98). The effect of applying SSAP 98 has not yet been determined, but could decrease statutory surplus for these entities by an amount that could be significant. Even if this 2009 decrease is significant, AIG expects the statutory surplus of such insurance subsidiaries to exceed minimum company action level requirements.

17.	Share-based Employee Compensation Plans

During the year ended December 31, 2008, AIG employees had received compensation pursuant to awards under seven different share-based employee compensation plans:

(i) AIG 1999 Stock Option Plan, as amended (1999 Plan);

(ii) AIG 1996 Employee Stock Purchase Plan, as amended (1996 Plan) — the subscriptions were cancelled from October 2007 based on the current market value of the common stock of AIG;

(iii) AIG 2002 Stock Incentive Plan, as amended (2002 Plan) under which AIG has issued time-vested restricted stock units (RSUs) and performance restricted stock units (performance RSUs);

298    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

(iv) AIG 2007 Stock Incentive Plan, as amended (2007 Plan);

(v) SICO’s Deferred Compensation Profit Participation Plans (SICO Plans);

(vi) AIG’s 2005-2006 Deferred Compensation Profit Participation Plan (AIG DCPPP) — the AIG DCPPP was adopted as a replacement for the SICO Plans for the 2005-2006 period. Share-based employee compensation earned under the AIG DCPPP was granted as time-vested RSUs under the 2002 Plan; and

(vii) The AIG Partners Plan replaced the AIG DCPPP. Share-based employee compensation awarded under the AIG Partners Plan was granted as performance-based RSUs under the 2002 Plan, except for the December 2007 grant which was made under the 2007 Plan.

Although awards granted under all the plans described above remained outstanding at December 31, 2008, future grants of options, RSUs and performance RSUs can be made only under the 2007 Plan. AIG currently settles share option exercises and other share awards to participants by issuing shares it previously acquired and holds in its treasury account, except for share awards made by SICO, which are settled by SICO.

In 2006 and for prior years, AIG’s non-employee directors received share-based compensation in the form of options granted pursuant to the 1999 Plan and grants of AIG common stock with delivery deferred until retirement from the Board pursuant to the AIG Director Stock Plan, which was approved by the shareholders at the 2004 Annual Meeting of Shareholders and which is now a subplan under the 2007 Plan. From and after May 16, 2007, non-employee directors receive deferred stock units (DSUs) under the 2007 Plan with delivery deferred until retirement from the Board.

Effective January 1, 2006, AIG adopted the fair value recognition provisions of FAS 123R for share-based compensation awarded to employees and recorded the cumulative effect of adoption of $46 million as a cumulative effect of change in accounting principles, net of tax.

Included in AIG’s consolidated statement of income for the years ended December 31, 2008, 2007 and 2006 was pre-tax share-based compensation expense of $389 million, $275 million, and $353 million, respectively.

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

At December 31, 2008, 34,265,635 shares were reserved for issuance under the 1999 and 1991 Plans and there are no shares reserved for future grants under the 1999 Plan.

Deferrals

At December 31, 2008, AIG was obligated to issue 12,341,489 shares in connection with previous exercises of options with delivery deferred.

Valuation

AIG uses a binomial lattice model to calculate the fair value of stock option grants. A more detailed description of the valuation methodology is provided below.

AIG 2008 Form 10-K    299

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following weighted-average assumptions were used for stock options granted:

	2008	2007	2006

Expected annual dividend yield(a)	3.77%	1.39%	0.92%
Expected volatility(b)	53.27%	32.82%	23.50%
Risk-free interest rate(c)	4.43%	4.08%	4.61%
Expected term(d)	4 years	7 years	7 years

(a)	The dividend yield is determined at the grant date.

(b)	In 2008, expected volatility is the average of historical volatility (based on seven years of daily stock price changes) and the implied volatility of actively traded options on AIG shares.

(c)	The interest rate curves used in the valuation model were the U.S. Treasury STRIP rates with terms from 3 months to 10 years.

(d)	In 2008, the expected term is 4 years based on the average time to exercise derived from the output of the valuation model. In 2007 and 2006, the contractual term of the option was generally 10 years with an expected term of 7 years calculated based on an analysis of historical employee and executive exercise behavior and employee turnover (post-vesting terminations). The early exercise rate is a function of time elapsed since the grant. Fifteen years of historical data were used to estimate the early exercise rate.

Additional information with respect to AIG’s stock option plans is as follows:

			Weighted
			Average
			Remaining
		Weighted Average	Contractual	Aggregate
As of or for the Year Ended December 31, 2008	Shares	Exercise Price	Life	Intrinsic Values
	(In millions)

Options:
Outstanding at beginning of year	36,363,769	$63.83		$59
Granted	1,144,000	23.52		—
Exercised	(336,422)	48.59		2
Forfeited or expired	(2,905,712)	58.60		—

Outstanding at end of year	34,265,635	$63.08	4.18	$—

Options exercisable at end of year	30,269,601	$64.63	3.61	$—

Weighted average fair value per share of options granted		$10.61

Vested and expected-to-vest options at December 31, 2008, included in the table above, totaled 32,962,793, with a weighted average exercise price of $64.46, a weighted average contractual life of 3.91 years and a zero aggregate intrinsic value.

At December 31, 2008, total unrecognized compensation cost (net of expected forfeitures) was $48 million with a blended weighted average period of 1.09 years. The cost of awards outstanding under these plans at December 31, 2008 is expected to be recognized over approximately three years.

The intrinsic value of options exercised during 2008, 2007 and 2006 was approximately $2 million, $360 million, and $215 million, respectively. The grant date fair value of options vesting during 2008, 2007 and 2006 was approximately $67 million, $63 million and $97 million, respectively. AIG received $16 million, $482 million and $104 million in cash during 2008, 2007 and 2006, respectively, from the exercise of stock options. The tax benefits realized as a result of stock option exercises were $0.5 million, $16 million and $35 million in 2008, 2007 and 2006, respectively. The weighted average grant date fair values of options granted was $10.61, $20.97 and $23.41 in 2008, 2007 and 2006, respectively.

300    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

2002 Stock Incentive Plan

The 2002 Plan was adopted at the 2002 Annual Meeting of Shareholders and amended and restated by AIG’s Board of Directors on September 18, 2002. During 2007, 179,106 RSUs, including performance RSUs, were granted under the 2002 Plan. Because the 2002 Plan has been superseded by the 2007 Plan, there were no shares reserved for issuance in connection with future awards at December 31, 2008 other than incremental amounts awarded for attaining specified criteria under the AIG DCPPP. Prior to March 2008, substantially all time-vested RSUs granted under the 2002 Plan were scheduled to vest on the fourth anniversary of the date of grant. Effective March 2008, the vesting of the December 2005 and 2006 grants was accelerated to vest on the third anniversary of the date of grant.

2007 Stock Incentive Plan

The 2007 Plan was adopted at the 2007 Annual Meeting of Shareholders and amended and restated by AIG’s Board of Directors on November 14, 2007. The total number of shares of common stock that may be issued under the Plan is 180,000,000. The 2007 Plan supersedes the 1999 Plan and the 2002 Plan. During 2008 and 2007, 1,533,998 and 7,121,252 RSUs, respectively, including performance RSUs, were granted under the 2007 Plan. Each RSU, performance RSU and DSU awarded reduces the number of shares available for future grants by 2.9 shares. At December 31, 2008, there were 163,745,561 shares reserved for issuance under the 2007 Plan. A significant majority of the time-vested RSUs granted in 2008 under the 2007 Plan vest on the third anniversary of the date of grant.

Certain stock options granted in 2008 included a condition under which AIG’s stock price had to exceed specific price levels for 15 consecutive trading days in order to vest.

Non-Employee Director Stock Awards

The methodology used for valuing employee stock options is also used to value director stock options. Director stock options vest one year after the grant date, but are otherwise the same as employee stock options. Commencing in 2007, directors no longer receive awards of options. Options with respect to 40,000 shares were granted during 2006.

In 2008, AIG granted to directors 127,070 DSUs, including DSUs representing dividend-equivalent amounts. AIG also granted to directors 6,375 shares and 14,000 shares, with delivery deferred, during 2007 and 2006, respectively, under the Director Stock Plan. There were no deferred shares granted in 2008.

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

The SICO Plans are also described in Note 14 herein.

AIG 2008 Form 10-K    301

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

AIG DCPPP

The AIG DCPPP provides share-based compensation to key AIG employees, including senior executive officers.

The AIG DCPPP contingently allocated a fixed number of time-vested RSUs to each participant if AIG’s cumulative adjusted earnings per share in 2005 and 2006 exceeded that in 2003 and 2004 as determined by AIG’s Compensation Committee. This goal was met, and pursuant to the terms of the DCPPP, 3,696,836 time-vested RSUs were awarded in 2007. Due to the modification in March 2008, the vesting periods for these RSUs have been shortened to vest in three installments with the final installment vesting in January 2012.

At December 31, 2008, RSU awards with respect to 2,987,955 shares remained outstanding.

AIG Partners Plan

On June 26, 2006, AIG’s Compensation Committee approved two grants under the AIG Partners Plan. The first grant had a performance period that ran from January 1, 2006 through December 31, 2007. The second grant has a performance period that runs from January 1, 2007 through December 31, 2008. In December 2007, the Compensation Committee approved a grant with a performance period from January 1, 2008 through December 31, 2009. The Compensation Committee approved the performance metrics for this grant in the first quarter of 2008. The first and the second grants vest 50 percent on the fourth and sixth anniversaries of the first day of the related performance period. The third grant vests 50 percent on the third and fourth anniversaries of the first day of the performance period. The Compensation Committee approved the performance metrics for the first two grants prior to the date of grant. The measurement of the first two grants is deemed to have occurred on June 26, 2006 when there was mutual understanding of the key terms and conditions of the first two grants. All grants were modified in March 2008. In 2008, no compensation cost was recognized for the second and the third grants under the Partners Plan because the performance threshold for these awards was not met. In 2007, no compensation cost was recognized, and the compensation cost recognized in 2006 was reversed for the first grant under the Partners Plan because the performance threshold for these awards was not met.

Valuation

The fair value of RSUs and performance RSUs is based on the closing price of AIG stock on the date of grant.

302    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table presents a summary of shares relating to outstanding awards unvested under the foregoing plans*:

	Number of Shares					Weighted Average Grant-Date Fair Value
									Total	Total
	Time-vested	AIG	Partners	Total AIG	Total SICO	Time-vested	AIG	Partners	AIG	SICO
As of or for the Year Ended December 31, 2008	RSUs	DCPPP	Plan	Plan	Plans	RSUs	DCPPP	Plan	Plans	Plans

Unvested, beginning of year	11,343,688	4,220,460	4,941,525	20,505,673	9,469,809	$63.01	$54.53	$55.08	$59.36	$61.27
Granted	1,533,998	—	1,378,342	2,912,340	—	25.40	—	41.59	33.06	—
Vested	(780,598)	(620,945)	(183,744)	(1,585,287)	(1,213,505)	64.49	51.34	39.13	56.40	45.50
Forfeited	(2,171,366)	(284,770)	(2,772,889)	(5,229,025)	(677,107)	43.70	57.48	55.83	50.88	60.19

Unvested, end of year	9,925,722	3,314,745	3,363,234	16,603,701	7,579,197	$61.31	$57.36	$50.23	$58.28	$61.12

*	Options are reported under the Additional information with respect to AIG’s stock option plans table above. DSUs are reported under Non-Employee Director Stock Awards. For the AIG DCPPP, includes all incremental shares granted or to be granted.

The total unrecognized compensation cost (net of expected forfeitures) related to non-vested share-based compensation awards granted under the 2002 Plan, the 2007 Plan, the AIG DCPPP, the AIG Partners Plan and the SICO Plans and the weighted-average periods over which those costs are expected to be recognized are as follows:

	Unrecognized
	Compensation	Weighted-	Expected
At December 31, 2008	Cost	Average Period	Period
	(In millions)

Time-vested RSUs — 2002 Plan	$74	0.64 years	3 years
Time-vested RSUs — 2007 Plan	$151	1.13 years	3 years
AIG DCPPP	$71	1.07 years	3 years
AIG Partners Plan	$29	1.19 years	3 years
Total AIG Plans	$325	1.01 years	3 years
Total SICO Plans	$181	5.63 years	31 years

Modifications

During the first quarter of 2008, AIG reviewed the vesting schedules of its share-based employee compensation plans, and on March 11, 2008, AIG’s management and the Compensation and Management Resources Committee of AIG’s Board of Directors determined that, to fulfill the objective of attracting and retaining high quality personnel, the vesting schedules of certain awards outstanding under these plans and all awards made in the future under these plans should be shortened. AIG also modified the metrics used to determine the level of performance achieved with respect to the AIG Partners Plan.

For accounting purposes, a modification of the terms or conditions of an equity award is treated as an exchange of the original award for a new award. As a result of this modification, the incremental value related to the remaining affected awards totaled $21 million and will, together with the unamortized originally-measured compensation cost, be amortized over shorter periods. The modifications increased the net amortization of this cost by $98 million in 2008. AIG estimates the modifications will increase the amortization of this cost by $43 million in 2009, with a related reduction in amortization expense of $120 million in 2010 through 2013.

18.	Employee Benefits

Pension Plans

AIG, its subsidiaries and certain affiliated companies offer various defined benefit plans to eligible employees based on either completion of a specified period of continuous service or date of hire, subject to age limitations.

AIG 2008 Form 10-K    303

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

AIG’s U.S. qualified retirement plans are noncontributory defined benefit plans which are subject to the provisions of ERISA. U.S. salaried employees who are employed by a participating company, have attained age 21 and completed twelve months of continuous service are eligible to participate in the plans. Employees generally vest after 5 years of service. Unreduced benefits are paid to retirees at normal retirement (age 65) and are based upon a percentage of final average compensation multiplied by years of credited service, up to 44 years. Non-U.S. defined benefit plans are generally either based on the employee’s years of credited service and compensation in the years preceding retirement or on points accumulated based on the employee’s job grade and other factors during each year of service.

In 2007, AIG acquired the outstanding minority interest of 21st Century. Assets, obligations and costs with respect to 21st Century’s plans are included herein. The assumptions used by 21st Century in its plans were not significantly different from those used by AIG in AIG’s U.S. plans.

AIG also sponsors several unfunded defined benefit plans for certain employees, including key executives, designed to supplement pension benefits provided by AIG’s other retirement plans. These include the AIG Excess Retirement Income Plan, which provides a benefit equal to the reduction in benefits payable to certain employees under the AIG U.S. retirement plan as a result of federal tax limitations on compensation and benefits payable and the Supplemental Executive Retirement Plan, which provides additional retirement benefits to designated executives. Under the Supplemental Plan, an annual benefit accrues at a percentage of final average pay multiplied by each year of credited service, not greater than 60 percent of final average pay, reduced by any benefits from the current and any predecessor retirement plans (including the AIG Excess Retirement Income Plan and any comparable plans), Social Security, if any, and from any qualified pension plan of prior employers.

Postretirement Plans

AIG and its subsidiaries also provide postretirement medical care and life insurance benefits in the U.S. and in certain non-U.S. countries. Eligibility in the various plans is generally based upon completion of a specified period of eligible service and attaining a specified age. Overseas, benefits vary by geographic location.

U.S. postretirement medical and life insurance benefits are based upon the employee electing immediate retirement and having a minimum of ten years of service. Medical benefits are contributory, while the life insurance benefits are non-contributory. Retiree medical contributions vary with age and length of service and range from requiring no cost for pre-1989 retirees to requiring actual premium payments reduced by certain credits for post-1993 retirees. These contributions are subject to adjustment annually. Other cost sharing features of the medical plan include deductibles, coinsurance, Medicare coordination and a lifetime maximum benefit of $2 million.

The following table presents the funded status of the plans, reconciled to the amount reported in the consolidated balance sheet. The measurement date for some of the non-U.S. defined benefit pension and postretirement plans is November 30, consistent with the fiscal year-end of the sponsoring companies. For all other plans, measurement occurs as of December 31, 2008.

	Pension				Postretirement(a)
	Non-U.S. Plans(b)		U.S. Plans(c)		Non-U.S. Plans		U.S. Plans
As of or for the Year Ended December 31, 2008	2008	2007	2008	2007	2008	2007	2008	2007
	(In millions)

Change in projected benefit obligation:
Benefit obligation, beginning of year	$1,745	$1,578	$3,156	$3,079	$79	$53	$257	$252
Service cost	112	90	132	135	8	5	8	11
Interest cost	62	50	202	186	4	3	16	15
Participant contributions	4	4	—	—	—	—	—	—
Actuarial (gain) loss	85	(12)	374	(159)	15	(2)	16	(3)
Plan amendments and mergers	1	(2)	—	17	—	—	—	—

304    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

	Pension				Postretirement(a)
	Non-U.S. Plans(b)		U.S. Plans(c)		Non-U.S. Plans		U.S. Plans
As of or for the Year Ended December 31, 2008	2008	2007	2008	2007	2008	2007	2008	2007
	(In millions)

Benefits paid:
AIG assets	(60)	(36)	(25)	(11)	(1)	(1)	(17)	(18)
Plan assets	(43)	(43)	(96)	(91)	—	—	—	—
Effect of foreign currency fluctuation	107	78	—	—	(5)	4	—	—
Other	67	38	2	—	1	17	5	—

Projected benefit obligation, end of year	$2,080	$1,745	$3,745	$3,156	$101	$79	$285	$257

Change in plan assets:
Fair value of plan assets, at beginning of year	$952	$850	$3,129	$2,760	$—	$—	$—	$—
Actual return on plan assets, net of expenses	(205)	36	(334)	162	—	—	—	—
AIG contributions	115	87	59	309	1	1	17	18
Participant contributions	4	4	—	—	—	—	—	—
Benefits paid:
AIG assets	(60)	(36)	(25)	(11)	(1)	(1)	(17)	(18)
Plan assets	(43)	(43)	(96)	(91)	—	—	—	—
Effect of foreign currency fluctuation	5	51	—	—	—	—	—	—
Other	(3)	3	—	—	—	—	—	—

Fair value of plan assets, end of year	$765	$952	$2,733	$3,129	$—	$—	$—	$—

Funded status, end of year	$(1,315)	$(793)	$(1,012)	$(27)	$(101)	$(79)	$(285)	$(257)

Amounts recognized in the consolidated balance sheet:
Assets	$32	$28	$—	$228	$—	$—	$—	$—

Liabilities	(1,347)	(821)	(1,012)	(255)	(101)	(79)	(285)	(257)

Total amounts recognized	$(1,315)	$(793)	$(1,012)	$(27)	$(101)	$(79)	$(285)	$(257)

Amounts recognized in Accumulated other comprehensive (income) loss:
Net loss	$601	$242	$1,429	$513	$21	$6	$12	$(5)

Prior service cost (credit)	(66)	(67)	(1)	(2)	—	—	23	23

Total amounts recognized	$535	$175	$1,428	$511	$21	$6	$35	$18

(a)	AIG does not currently fund postretirement benefits.

(b)	Includes unfunded plans for which the aggregate pension benefit obligation was $859 million and $559 million at December 2008 and 2007, respectively. For 2008 and 2007, approximately 82 percent and 83 percent pertain to Japanese plans, which are not required by local regulation to be funded. The projected benefit obligation for these plans total $702 million and $464 million, respectively.

(c)	Includes non-qualified unfunded plans, for which the aggregate projected benefit obligation was $270 million and $240 million at December 2008 and 2007, respectively.

The accumulated benefit obligations for both non-U.S. and U.S. pension benefit plans were as follows:

	At December 31,
	2008	2007
	(In millions)

Non-U.S. pension benefit plans	$1,862	$1,504
U.S. pension benefit plans	$3,219	$2,752

AIG 2008 Form 10-K    305

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Defined benefit pension plan obligations in which the projected benefit obligation was in excess of the related plan assets and in which the accumulated benefit obligation was in excess of the related plan assets were as follows:

	At December 31,
	PBO Exceeds Fair Value of Plan Assets				ABO Exceeds Fair Value of Plan Assets
	Non-U.S. Plans		U.S. Plans		Non-U.S. Plans		U.S. Plans
	2008	2007	2008	2007	2008	2007	2008	2007
	(In millions)

Projected benefit obligation	$2,000	$1,676	$3,745	$368	$1,840	$1,415	$3,745	$240
Accumulated benefit obligation	1,800	1,462	3,219	317	1,676	1,277	3,219	206
Fair value of plan assets	652	855	2,733	113	519	652	2,733	—

The following table presents the components of net periodic benefit cost recognized in income and other amounts recognized in Accumulated other comprehensive (income) loss with respect to the defined benefit pension plans and other postretirement benefit plans:

	Pension						Postretirement
	Non-U.S. Plans			U.S. Plans			Non-U.S. Plans			U.S. Plans
	2008	2007	2006	2008	2007	2006	2008	2007	2006	2008	2007	2006
	(In millions)

Components of net periodic benefit cost:
Service cost	$112	$90	$78	$132	$135	$130	$8	$5	$4	$8	$11	$6
Interest cost	62	50	36	202	186	169	4	3	2	16	15	11
Expected return on assets	(44)	(36)	(28)	(235)	(216)	(201)	—	—	—	—	—	—
Amortization of prior service credit	(11)	(10)	(9)	(1)	(3)	(3)	—	—	—	—	(2)	(6)
Amortization of transitional obligation	—	1	1	—	—	—	—	—	—	—	—	—
Amortization of net loss	29	9	16	22	43	75	—	—	—	—	—	—
Other	(1)	1	1	2	14	6	—	—	—	5	—	—

Net periodic benefit cost	$147	$105	$95	$122	$159	$176	$12	$8	$6	$29	$24	$11

Total recognized in Accumulated
other comprehensive (income) loss	$361	$(10)	$38	$917	$(155)	$24	$16	$(2)	$—	$17	$(7)	$—

Total recognized in net periodic benefit cost and other comprehensive income	$508	$95	$133	$1,039	$4	$200	$28	$6	$6	$46	$17	$11

The estimated net loss and prior service credit that will be amortized from Accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $136 million and $12 million, respectively, for AIG’s combined defined benefit pension plans. For the defined benefit postretirement plans, the estimated amortization from Accumulated other comprehensive income for net loss, prior service credit and transition obligation that will be amortized into net periodic benefit cost over the next fiscal year will be less than $2 million in the aggregate.

The annual pension expense in 2009 for the AIG U.S. Retirement Plan is expected to be approximately $239 million. A 100 basis point increase in the discount rate or expected long-term rate of return would decrease the 2009 expense by approximately $65 million and $27 million, respectively, with all other items remaining the same. Conversely, a 100 basis point decrease in the discount rate or expected long-term rate of return would increase the 2009 expense by approximately $84 million and $27 million, respectively, with all other items remaining the same.

306    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Assumptions

The weighted average assumptions used to determine the benefit obligations are as follows:

	Pension		Postretirement
December 31, 2008	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans

Discount rate	2.00 - 15.00%	6.00%	1.50 - 7.25%	6.00%
Rate of compensation increase	2.50 - 10.00%	4.25%	3.00 - 4.00%	4.25%

December 31, 2007
Discount rate	2.00 - 11.00%	6.50%	2.75 - 6.50%	6.50%
Rate of compensation increase	1.50 - 9.00%	4.25%	3.00 - 3.50%	4.25%

The benefit obligations for non-U.S. plans reflect those assumptions that were most appropriate for the local economic environments of each of the subsidiaries providing such benefits.

Assumed health care cost trend rates for the U.S. plans were as follows:

	At December 31,
	2008	2007

Following year:
Medical (before age 65)	9.00%	9.00%
Medical (age 65 and older)	7.00%	7.00%

Ultimate rate to which cost increase is assumed to decline	5.00%	5.00%

Year in which the ultimate trend rate is reached:
Medical (before age 65)	2018	2015
Medical (age 65 and older)	2018	2015

A one percent point change in the assumed healthcare cost trend rate would have the following effect on AIG’s postretirement benefit obligations:

	At December 31,
	One Percent		One Percent
	Increase		Decrease
	2008	2007	2008	2007
	(In millions)

Non-U.S. plans	$14	$12	$(11)	$(8)
U.S. plans	$6	$6	$(5)	$(5)

AIG’s postretirement plans provide benefits primarily in the form of defined employer contributions rather than defined employer benefits. Changes in the assumed healthcare cost trend rate are subject to caps for U.S. plans. AIG’s non-U.S. postretirement plans are not subject to caps.

The weighted average assumptions used to determine the net periodic benefit costs were as follows:

	Pension		Postretirement
At December 31,	Non-U.S. Plans*	U.S. Plans	Non-U.S. Plans*	U.S. Plans

2008
Discount rate	2.00 - 11.00%	6.50%	2.75 - 6.50%	6.50%
Rate of compensation increase	1.50 - 9.00%	4.25%	3.00 - 3.50%	4.25%
Expected return on assets	2.75 - 9.75%	7.75%	N/A	N/A

AIG 2008 Form 10-K    307

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

	Pension		Postretirement
At December 31,	Non-U.S. Plans*	U.S. Plans	Non-U.S. Plans*	U.S. Plans

2007
Discount rate	2.25 - 10.75%	6.00%	4.00 - 5.75%	6.00%
Rate of compensation increase	1.50 - 10.00%	4.25%	3.00%	4.25%
Expected return on assets	2.50 - 10.50%	8.00%	N/A	N/A
2006
Discount rate	1.75 - 12.00%	5.50%	4.50 - 5.50%	5.50%
Rate of compensation increase	1.50 - 10.00%	4.25%	2.50 - 3.00%	4.25%
Expected return on assets	2.50 - 13.50%	8.00%	N/A	N/A

*	The benefit obligations for non-U.S. plans reflect those assumptions that were most appropriate for the local economic environments of the subsidiaries providing such benefits.

Discount Rate Methodology

The projected benefit cash flows under the U.S. AIG Retirement Plan were discounted using the spot rates derived from the unadjusted Citigroup Pension Discount Curve at December 31, 2008 and 2007 and an equivalent single discount rate was derived that resulted in the same liability. This single discount rate was rounded to the nearest 25 basis points, namely 6.0 percent and 6.5 percent at December 31, 2008 and 2007, respectively. The rates applied to other U.S. plans were not significantly different from those discussed above.

In general, the discount rate for non-U.S. pension plans are selected by reference to high quality corporate bonds in developed markets, or local government bonds where developed markets are not as robust or nonexistent. Both funded and unfunded plans for Japan represent over 71 percent and 62 percent of the liabilities of AIG’s non-U.S. pension plans at December 31, 2008 and 2007, respectively. The discount rate of 2.0 percent for Japan was selected by reference to the published Moody’s/S&P AA Corporate Bond Universe at the measurement date having regard to the duration of the plans’ liabilities.

Plan Assets

The investment strategy with respect to assets relating to AIG’s U.S. pension plans is designed to achieve investment returns that will fully fund the pension plans over the long term, while limiting the risk of under funding over shorter time periods and defray plan expenses. Accordingly, the asset allocation is targeted to maximize the investment rate of return while managing various risk factors, including the risk and rewards profile indigenous to each asset class. Plan assets are periodically monitored by both the investment committee of AIG’s Retirement Board and the investment managers, which can entail rebalancing the plans’ assets within pre-approved ranges, as deemed appropriate. For example, as a result of the disruption in the financial markets, AIG opted to terminate the pension plans’ securities lending activities in 2008, to mitigate losses.

The expected long-term rates of return for AIG’s U.S. pension plans were 7.75 and 8.00 percent for the years ended December 31, 2008 and 2007, respectively. These rates of return are an aggregation of expected returns within each asset category that, when combined with AIG’s contribution to the plan, are expected to maintain the plan’s ability to meet all required benefit obligations. The return with respect to each asset class was developed based on a building block approach that considers both historical returns, current market conditions, asset volatility and the expectations for future market returns. While the assessment of the expected rate of return is long-term and thus not expected to change annually, significant changes in investment strategy or economic conditions may warrant such a change.

Non-U.S. pension plan assets are held in various trusts and are similarly invested in equity, debt and other investments to maximize the long-term return on assets for a given level of risk. Other investments for both the U.S. and Non-U.S. plans includes cash, insurance contracts, real estate, private equity, related party group annuity

308    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

and hedge funds asset classes. The related party group annuity is with US Life, an AIG affiliate, and totaled approximately $36 million and $38 million at December 31, 2008 and 2007, respectively. There were no shares of AIG common stock included in the U.S. pension plan assets at December 31, 2008 or 2007.

The asset allocation percentage by major asset class for AIG’s plans and the target allocation follow:

	At December 31,
	Non-U.S. Plans-Allocation			U.S. Plans-Allocation
	Target	Actual	Actual	Target	Actual	Actual
	2009	2008	2007	2009	2008	2007

Asset class:
Equity securities	41%	39%	50%	45%	31%	56%
Debt securities	30	32	28	30	46	30
Real Estate	7	6	5	—	—	—
Cash	2	3	1	—	5	2
Other	20	20	16	25	18	12

Total	100%	100%	100%	100%	100%	100%

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

During 2008 AIG contributed $174 million to its U.S. and non-U.S. pension plans. The annual pension contribution in 2009 is expected to be approximately $600 million for U.S. and non-U.S. plans. These estimates are subject to change, since contribution decisions are affected by various factors including AIG’s liquidity, asset dispositions, market performance and management’s discretion.

As of January 1, 2009, AIG anticipates that the U.S. pension plan’s funded status based on the Pension Protection Act of 2006 target liability will exceed 94 percent. As a result, AIG does not anticipate any benefit restrictions or shortfall amortization relevant to the current period.

The expected future benefit payments, net of participants’ contributions, with respect to the defined benefit pension plans and other postretirement benefit plans, are as follows:

	Pension		Postretirement
	Non-U.S.	U.S.	Non-U.S.	U.S.
	Plans	Plans	Plans	Plans
	(In millions)

2009	$108	$129	$1	$21
2010	104	139	1	19
2011	109	150	1	20
2012	112	164	1	21
2013	125	178	2	22
2014-2018	650	1,111	11	125

Defined Contribution Plans

In addition to several small defined contribution plans, AIG sponsors a voluntary savings plan for U.S. employees which provides for salary reduction contributions by employees and matching U.S. contributions by

AIG 2008 Form 10-K    309

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

AIG of up to seven percent of annual salary depending on the employees’ years of service. Pre-tax expense associated with this plan was $124 million, $114 million and $104 million in 2008, 2007 and 2006, respectively.

19.	Ownership and Transactions With Related Parties

(a) Ownership:  According to the Schedule 13D filed on January 22, 2009 by Maurice R. Greenberg, Edward E. Matthews, Starr International Company, Inc., C.V. Starr & Co., Inc., Universal Foundation, Inc., The Maurice R. and Corinne P. Greenberg Family Foundation, Inc., Maurice R. and Corinne P. Greenberg Joint Tenancy Company, LLC and C.V. Starr & Co., Inc. Trust, these reporting persons could be deemed to beneficially own 270,491,939 shares of AIG’s common stock at that date. Based on the shares of AIG’s common stock outstanding at January 30, 2009, this ownership would represent approximately 10.1 percent of the voting stock of AIG. Although these reporting persons have made filings under Section 16 of the Exchange Act, reporting sales of shares of common stock, no amendment to the Schedule 13D has been filed to report a change in ownership subsequent to January 22, 2009.

(b)  For discussion of the Series C Preferred Stock and the ownership by the Trust for the sole benefit of the United States Treasury of a majority of the voting equity interest of AIG, see Note 15 herein.

20.	Federal Income Taxes

The pretax components of U.S. and foreign income reflect the locations in which such pretax income (loss) was generated. The pretax U.S. and foreign income (loss) was as follows:

	Years Ended December 31,
	2008	2007	2006
	(In millions)

U.S	$(105,179)	$(3,957)	$9,862
Foreign	(3,582)	12,900	11,825

Total	$(108,761)	$8,943	$21,687

The provision for income taxes were as follows:

	Years Ended December 31,
	2008	2007	2006
	(In millions)

Foreign and U.S. components of actual income tax expense (benefit):
Foreign:
Current	$1,537	$3,157	$2,725
Deferred	(1,812)	461	933
U.S.:
Current	169	62	2,764
Deferred	(8,268)	(2,225)	115

Total	$(8,374)	$1,455	$6,537

310    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The U.S. federal income tax rate was 35 percent for 2008, 2007 and 2006. Actual tax expense on income loss differs from the statutory amount computed by applying the federal income tax rate because of the following:

	Years Ended December 31,
	2008		2007		2006
		Percent		Percent		Percent
		of Pretax		of Pretax		of Pretax
	Amount	Income	Amount	Income	Amount	Income
	(Dollars in millions)

U.S. federal income tax (benefit) at statutory rate	$(38,066)	35.0%	$3,130	35.0%	$7,591	35.0%
Adjustments:
Valuation allowance	20,673	(19.0)%	—	—	—	—
Effect of foreign operations	5,189	(4.8)%	(565)	(6.3)%	(132)	(0.6)%
Uncertain tax positions	1,113	(1.0)%	622	7.0%	—	—
Goodwill	1,401	(1.3)%	—	—	—	—
Tax exempt interest	(843)	0.8%	(823)	(9.2)%	(718)	(3.3)%
Partnerships and joint ventures	279	(0.3)%	(312)	(3.5)%	(265)	(1.2)%
Tax credits	(59)	0.1%	(127)	(1.4)%	(196)	(0.9)%
Dividends received deduction	(144)	0.1%	(129)	(1.4)%	(102)	(0.5)%
State income taxes	(63)	0.1%	45	0.5%	59	0.3%
SICO benefit	—	—%	(194)	(2.2)%	—	—
Other	2,146	(2.0)%	(192)	(2.2)%	300	1.3%

Actual income tax expense (benefit)	$(8,374)	7.7%	$1,455	16.3%	$6,537	30.1%

The components of the net deferred tax asset were as follows:

	December 31,
	2008	2007
	(In millions)

Deferred tax assets:
Loss reserve discount	$2,105	$2,249
Unearned premium reserve reduction	1,179	1,743
Unrealized depreciation of investments	12,401	1,503
Unrealized (gains)/losses related to available for sale debt securities	3,649	—
Loan loss and other reserves	1,166	1,408
Investments in foreign subsidiaries and joint ventures	—	1,121
Adjustment to life policy reserves	3,226	3,213
NOL’s and tax attributes*	25,632	1,814
Accruals not currently deductible, and other	2,617	1,305

Total deferred tax assets	51,975	14,356

AIG 2008 Form 10-K    311

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

	December 31,
	2008	2007
	(In millions)

Deferred tax liabilities:
Deferred policy acquisition costs	(11,462)	(11,716)
Flight equipment, fixed assets and intangible assets	(5,593)	(5,239)
Investments in foreign subsidiaries and joint ventures	(2,321)	—
Unrealized (gains)/losses related to available for sale debt securities	—	(1,399)
Other	(717)	(1,041)

Total deferred tax liabilities	$(20,093)	$(19,395)

Net deferred tax asset (liability) before valuation allowance	$31,882	$(5,039)

Valuation allowance	(20,896)	(223)

Net deferred tax asset (liability)	$10,986	$(5,262)

*	AIG has operating loss carryforwards as of December 31, 2008 and 2007 in the amount of $47.3 billion and $4.5 billion, and unused foreign tax credits of $2.2 billion and $639 million, respectively. Net operating loss carryforwards may be carried forward for twenty years while unused foreign tax credits may be carried forward for ten years. As of December 31, 2008, AIG has capital loss carryforwards of $20.9 billion, which will expire in five years. AIG has recorded deferred tax assets for general business credits of $260 million and $56 million, and deferred tax assets for minimum tax credits of $250 million and $101 million for the years ending December 31, 2008 and 2007, respectively. Unused general business credits will expire in twenty years, while unused minimum tax credits are available for future use without expiration.

Valuation Allowances

At December 31, 2008, AIG recorded a net deferred tax asset after valuation allowance of $11 billion compared to a net deferred tax liability of $5.3 billion at December 31, 2007. At December 31, 2008 and 2007, AIG recorded deferred tax asset valuation allowances of $20.9 billion and $0.2 billion, respectively, to reduce net deferred tax assets to amounts AIG considered more likely than not (a likelihood of more than 50 percent) to be realized. Realization of AIG’s net deferred tax asset depends on its ability to generate sufficient taxable income of the appropriate character within the carryforward periods of the jurisdictions in which the net operating and capital losses, deductible temporary differences and credits were incurred.

As of December 31, 2008, AIG had a cumulative loss for financial reporting purposes in recent years. When making its assessment about the realization of its deferred tax assets at December 31, 2008, AIG considered all available evidence, including (i) the nature, frequency, and severity of current and cumulative financial reporting losses, (ii) actions completed during 2008 and expected to be completed during 2009 that are designed to eliminate or limit a recurrence of the factors that contributed to the recent cumulative losses, giving greater weight to actions completed through December 31, 2008, and to the expectation that strategies will be executed in 2009 to mitigate credit losses in the future on certain classes of invested assets, (iii) the carryforward periods for the net operating and capital loss and foreign tax credit carryforwards, (iv) the sources and timing of future taxable income, giving greater weight to discrete sources and to earlier future years in the forecast period, and (v) tax planning strategies that would be implemented, if necessary, to accelerate taxable amounts.

Cumulative losses in recent years were principally related to securities losses, which included the super senior multi-sector CDS portfolio and the securities lending portfolio. In the fourth quarter of 2008, AIG entered into two transactions with the NY Fed (NY Fed Transactions) designed to provide solutions to the credit deterioration of the AIGFP multi-sector CDS portfolio and the securities lending portfolio. AIG expects these transactions to significantly limit future losses associated with the CDS portfolio and the securities lending portfolio.

312    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

On March 2, 2009, AIG, the NY Fed and the United States Department of the Treasury announced agreements in principle to modify the terms of the Fed Facility and the Series D Preferred Stock and provide a $30 billion equity capital commitment facility. The parties also announced their intention to take a number of other actions intended to strengthen AIG’s capital position, enhance its liquidity, reduce its borrowing costs and facilitate AIG’s asset disposition program. See Note 23 herein.

These transactions executed in the fourth quarter of 2008 and expected to be executed in 2009 were considered significant positive evidence that allowed management to conclude that a portion of AIG’s deferred tax assets is more likely than not to be realizable. AIG also considered future income in the near term, tax gains from dispositions, and tax-planning strategies AIG would implement, if necessary, to realize the net deferred tax asset.

In view of the announcement on March 2, 2009 regarding agreements in principle with the United States Department of the Treasury and the NY Fed and other proposed arrangements with the NY Fed, as well as AIG’s projections of income, gain, and loss, AIG’s Management has concluded that $11.0 billion of net deferred tax assets are recoverable at December 31, 2008 and accordingly established a valuation allowance of $20.9 billion as of December 31, 2008 in order to reduce AIG’s deferred tax assets to an amount that is more likely than not to be realized.

In evaluating the realizability of the loss carryforwards, AIG considered the relief provided by IRS Notice 2008-84 which provides that the limitation on loss carryforwards that can arise as a result of one or more acquisitions of stock of a loss company will not apply to such stock acquisitions for any period during which the United States becomes a direct or indirect owner of more than 50 percent interest in the loss company.

At December 31, 2008, AIG has recorded deferred tax assets related to stock compensation of $239 million. Due to the significant decline in AIG’s stock price, these deferred tax assets may not be realizable in the future. FAS 123(R) precludes AIG from recognizing an impairment charge on these assets until the related stock awards are either exercised, vested or expired. Any charge associated with the deferred tax asset would likely be reflected in additional paid-in capital rather than income tax expense.

Undistributed Earnings

During 2008, AIG recorded $3.9 billion of deferred tax expense attributable to the undistributed earnings of its non-U.S. subsidiaries and $0.7 billion attributable to its U.S. subsidiaries. Deferred tax expense for its non-U.S. subsidiaries recorded in 2008 is related to current year activity as well as deferred taxes that previously were not provided because the earnings were considered to be reinvested indefinitely. At December 31, 2008, AIG has provided deferred taxes related to all the undistributed earnings of its non-U.S. subsidiaries.

Tax Filings and Examinations

AIG and its eligible U.S. subsidiaries file a consolidated U.S. federal income tax return. Several U.S. subsidiaries included in the consolidated financial statements file separate U.S. federal income tax returns and are not part of the AIG U.S. consolidated income tax group. Subsidiaries operating outside the U.S. are taxed, and income tax expense is recorded, based on applicable U.S. and foreign law.

The statute of limitations for all tax years prior to 2000 has now expired for AIG’s consolidated federal income tax return. AIG is currently under examination for the tax years 2000 through 2002.

In April 2008, AIG filed a refund claim for years 1997 through 2006. A refund claim filed in June 2007 for years 1991 through 1996 is still pending. These refund claims relate to the tax effects of the restatements of AIG’s 2004 and prior financial statements.

On March 20, 2008, AIG received a Statutory Notice of Deficiency (Notice) from the IRS for years 1997 to 1999. The Notice asserted that AIG owes additional taxes and penalties for these years primarily due to the disallowance of foreign tax credits associated with cross-border financing transactions. The transactions that are the subject of the Notice extend beyond the period covered by the Notice, and it is likely that the IRS will seek to challenge these later periods. It is also possible that the IRS will consider other transactions to be similar to these

AIG 2008 Form 10-K    313

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

transactions. AIG has paid the assessed tax plus interest and penalties for 1997 and has filed a claim for refund. On February 26, 2009, AIG filed suit for a refund in the United States District Court for the Southern District of New York. AIG has also paid additional taxes, interest, and penalties assessed for 1998 and 1999. AIG will vigorously defend its position, and continues to believe that it has adequate reserves for any liability that could result from the IRS actions.

On October 6, 2008, AIG notified the IRS of its decision to participate in an IRS settlement initiative with respect to certain tax payers that participated in targeted leasing transactions. In accordance with FIN 48 and FSP 13-2, AIG recorded an after-tax charge of $110 million for this matter in 2008.

FIN 48

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	Year Ended December 31,
	2008	2007
	(In millions)

Gross unrecognized tax benefits, beginning of year	$1,310	$1,138
Agreed audit adjustments with taxing authorities included in the beginning balance	—	(188)
Increases in tax positions for prior years	1,339	646
Decreases in tax positions for prior years	(322)	(189)
Increases in tax positions for current year	1,092	82
Lapse in statute of limitations	(26)	(1)
Settlements	(25)	(178)

Gross unrecognized tax benefits, end of year	$3,368	$1,310

As of December 31, 2008 and 2007, AIG’s unrecognized tax benefits, excluding interest and penalties, were $3.4 billion and $1.3 billion, respectively. As of December 31, 2008 and 2007, AIG’s unrecognized tax benefits included $665 million and $299 million, respectively, related to tax positions the disallowance of which would not affect the effective tax rate. Accordingly, as of December 31, 2008 and 2007, the amounts of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate were $2.7 billion and $1.0 billion, respectively.

Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. At December 31, 2008 and 2007, AIG had accrued $426 million and $281 million, respectively, for the payment of interest (net of the federal benefit) and penalties. For the years ended December 31, 2008 and 2007, AIG recognized $201 million and $170 million, respectively, of interest (net of the federal benefit) and penalties in the Consolidated Statement of Income.

AIG continually evaluates adjustments proposed by taxing authorities. At December 31, 2008, such proposed adjustments would not result in a material change to AIG’s consolidated financial condition, although it is possible that the effect could be material to AIG’s consolidated results of operations for an individual reporting period Although it is reasonably possible that a significant change in the balance of unrecognized tax benefits may occur within the next twelve months, at this time it is not possible to estimate the range of the change due to the uncertainty of the potential outcomes.

314    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Listed below are the tax years that remain subject to examination by major tax jurisdictions:

At December 31, 2008
Major Tax Jurisdictions	Open Tax Years

United States	2000-2007
France	2005-2007
Hong Kong	2003-2007
Japan	2001-2007
Korea	2003-2007
Malaysia	2002-2007
Singapore	2001-2007
Taiwan	2000-2007
Thailand	2006-2007
United Kingdom	2006-2007

The reserve for Uncertain Tax Position increased in 2008 by approximately $2 billion primarily relating to expenses incurred in connection with the Federal Facility and foreign tax credits associated with cross border financing transactions.

21.	Quarterly Financial Information (Unaudited)

The following quarterly financial information for each of the three months ended March 31, June 30, September 30 and December 31, 2008 and 2007 is unaudited. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results of operations for such periods have been made.

Consolidated Statements of Operations

	Three Months Ended
	March 31,		June 30,		September 30,		December 31,
	2008	2007	2008	2007	2008	2007	2008	2007
	(In millions, except per share data)

Total revenues(a)(b)	$14,031	$30,645	$19,933	$31,150	$898	$29,836	$(23,758)	$18,433
Income (loss) before income taxes and minority interest(a)(b)	(11,264)	6,172	(8,756)	6,328	(28,185)	4,879	(60,556)	(8,436)
Net income (loss)(c)	$(7,805)	$4,130	$(5,357)	$4,277	$(24,468)	$3,085	$(61,659)	$(5,292)

Earnings (loss) per common share:
Basic	$(3.09)	$1.58	$(2.06)	$1.64	$(9.05)	$1.20	$(22.95)	$(2.08)
Diluted	$(3.09)	$1.58	$(2.06)	$1.64	$(9.05)	$1.19	$(22.95)	$(2.08)

Weighted average shares outstanding:
Basic	2,528	2,612	2,605	2,602	2,703	2,576	2,704	2,550
Diluted	2,528	2,621	2,605	2,613	2,703	2,589	2,704	2,550

(a)	Both revenues and income (loss) before income taxes and minority interest include (i) an unrealized market valuation loss of $9.1 billion, $5.6 billion, $7.1 billion, and $6.9 billion, in the first, second, third and fourth quarter of 2008, respectively, and $352 million and $11.1 billion in the third and fourth quarter of 2007, respectively, on AIGFP’s super senior credit default swap portfolio and (ii) other-than-temporary impairment charges of $5.6 billion, $6.8 billion, $19.9 billion, and $18.6 billion in the first, second, third and fourth quarter of 2008, respectively, and $3.3 billion in the fourth quarter of 2007.

AIG 2008 Form 10-K    315

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

(b)	In the fourth quarter of 2008, both revenues and income (loss) before income taxes and minority interest include a credit valuation adjustment loss of $7.8 billion.

(c)	In 2008, includes a $20.6 billion valuation allowance to reduce AIG’s deferred tax asset to an amount AIG believes is more likely than not to be realized, and a $5.5 billion deferred tax expense attributable to the potential sale of foreign businesses.

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

316    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidating Balance Sheet

	American
	International
	Group, Inc.		Other		Consolidated
	(As Guarantor)	AIGLH	Subsidiaries	Eliminations	AIG
	(In millions)

December 31, 2008
Assets:
Investments(a)	$16,110	$—	$753,181	$(132,379)	$636,912
Loans to subsidiaries(b)	64,283	—	(64,283)	—	—
Cash	103	—	8,539	—	8,642
Investment in consolidated subsidiaries(b)	65,724	23,256	34,499	(123,479)	—
Debt issuance costs, including prepaid commitment asset of $15,458 in 2008	15,743	—	—	—	15,743
Other assets	11,707	2,626	185,095	(307)	199,121

Total assets	$173,670	$25,882	$917,031	$(256,165)	$860,418

Liabilities:
Insurance liabilities	$—	$—	$503,171	$(103)	$503,068
Federal Reserve Bank of New York credit facility	40,431	—	—	—	40,431
Other long-term debt	47,928	2,097	234,701	(131,954)	152,772
Other liabilities(a)	32,601	3,063	75,670	103	111,437

Total liabilities	120,960	5,160	813,542	(131,954)	807,708

Total shareholders’ equity	52,710	20,722	103,489	(124,211)	52,710

Total liabilities and shareholders’ equity	$173,670	$25,882	$917,031	$(256,165)	$860,418

December 31, 2007
Assets:
Investments	$14,712	$40	$836,506	$(21,790)	$829,468
Cash	84	1	2,199	—	2,284
Investment in consolidated subsidiaries	111,650	24,396	17,952	(153,998)	—
Other assets	9,414	2,592	204,448	155	216,609

Total assets	$135,860	$27,029	$1,061,105	$(175,633)	$1,048,361

Liabilities:
Insurance liabilities	$43	$—	$528,059	$(75)	$528,027
Long-term debt	36,045	2,136	156,003	(18,135)	176,049
Other liabilities	3,971	2,826	244,772	(3,085)	248,484

Total liabilities	40,059	4,962	928,834	(21,295)	952,560

Total shareholders’ equity	95,801	22,067	132,271	(154,338)	95,801

Total liabilities and shareholders’ equity	$135,860	$27,029	$1,061,105	$(175,633)	$1,048,361

(a)	Includes intercompany derivative positions, which are reported at fair value before credit valuation adjustment.

(b)	Eliminated in consolidation.

AIG 2008 Form 10-K    317

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidating Statement of Income (Loss)

	American
	International
	Group, Inc.		Other		Consolidated
	As Guarantor	AIGLH	Subsidiaries	Eliminations	AIG
	(In millions)

Year Ended December 31, 2008
Operating income (loss)	$(20,512)	$(92)	$(88,157)	$—	$(108,761)
Equity in undistributed net income (loss) of consolidated subsidiaries(a)	(61,542)	(17,027)	—	78,569	—
Dividend income from consolidated subsidiaries(a)	2,399	75	—	(2,474)	—
Income tax expense (benefit)(b)	19,634	(17)	(27,991)	—	(8,374)
Minority interest	—	—	1,098	—	1,098

Net income (loss)	$(99,289)	$(17,027)	$(59,068)	$76,095	$(99,289)

Year Ended December 31, 2007
Operating income (loss)	$(2,379)	$(152)	$11,474	$—	$8,943
Equity in undistributed net income of consolidated subsidiaries	3,121	(27)	—	(3,094)	—
Dividend income from consolidated subsidiaries	4,685	1,358	—	(6,043)	—
Income tax expense (benefit)	(773)	248	1,980	—	1,455
Minority interest	—	—	(1,288)	—	(1,288)

Net income (loss)	$6,200	$931	$8,206	$(9,137)	$6,200

Year Ended December 31, 2006
Operating income (loss)	$(786)	$122	$22,351	$—	$21,687
Equity in undistributed net income of consolidated subsidiaries	13,308	1,263	—	(14,571)	—
Dividend income from consolidated subsidiaries	1,689	602	—	(2,291)	—
Income tax expense (benefit)	197	(131)	6,471	—	6,537
Minority interest	—	—	(1,136)	—	(1,136)
Cumulative effect of change in accounting principles	34	—	—	—	34

Net income (loss)	$14,048	$2,118	$14,744	$(16,862)	$14,048

(a)	Eliminated in consolidation.

(b)	Income taxes recorded by the Parent company include deferred tax expense attributable to the potential sale of foreign and domestic businesses and a valuation allowance to reduce the consolidated deferred tax asset to the amount more likely than not to be realized. See Note 20 to the Consolidated Financial Statements for additional information.

318    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidating Statements of Cash Flows

	American
	International
	Group, Inc.		Other	Consolidated
	As Guarantor	AIGLH	Subsidiaries	AIG
	(In millions)

Year Ended December 31, 2008
Net cash provided by (used in) operating activities	$(1,896)	$178	$2,473	$755

Cash flows from investing:
Funding to establish Maiden Lane III LLC	(5,000)	—	—	(5,000)
Invested assets disposed	10,704	—	190,491	201,195
Invested assets acquired	(4,200)	—	(190,311)	(194,511)
Loans to subsidiaries	(86,045)	—	86,045	—
Other	(7,617)	—	53,417	45,800

Net cash provided by (used in) investing activities	(92,158)	—	139,642	47,484

Cash flows from financing activities:
Federal Reserve Bank of New York credit facility borrowings	96,650	—	—	96,650
Repayment of Federal Reserve Bank of New York credit facility borrowings	(59,850)	—	—	(59,850)
Issuance of long-term debt	21,142	1	92,358	113,501
Repayments of long-term debt	(5,143)	—	(133,808)	(138,951)
Proceeds from common stock issued	7,343	—	—	7,343
Proceeds from issuance of Series D preferred stock and common stock warrant	40,000	—	—	40,000
Payments advanced to purchase shares	(1,000)	—	—	(1,000)
Cash dividends paid to shareholders	(1,628)	—	—	(1,628)
Other	(3,441)	(180)	(94,363)	(97,984)

Net cash provided by (used in) financing activities	94,073	(179)	(135,813)	(41,919)

Effect of exchange rate changes on cash	—	—	38	38
Change in cash	19	(1)	6,340	6,358
Cash at beginning of year	84	1	2,199	2,284

Cash at end of year	$103	$—	$8,539	$8,642

AIG 2008 Form 10-K    319

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

	American
	International
	Group, Inc.		Other	Consolidated
	As Guarantor	AIGLH	Subsidiaries	AIG
	(In millions)

Year Ended December 31, 2007
Net cash provided by (used in) operating activities	$(774)	$214	$35,731	$35,171

Cash flows from investing:
Invested assets disposed	3,586	—	174,672	178,258
Invested assets acquired	(10,029)	—	(199,524)	(209,553)
Other	(6,051)	—	(30,488)	(36,539)

Net cash used in investing activities	(12,494)	—	(55,340)	(67,834)

Cash flows from financing activities:
Issuance of long-term debt	20,582	—	82,628	103,210
Repayments of long-term debt	(1,253)	—	(78,485)	(79,738)
Payments advanced to purchase shares	(6,000)	—	—	(6,000)
Cash dividends paid to shareholders	(1,881)	—	—	(1,881)
Other	1,828	(213)	16,101	17,716

Net cash provided by (used in) financing activities	13,276	(213)	20,244	33,307

Effect of exchange rate changes on cash	—	—	50	50
Change in cash	8	1	685	694
Cash at beginning of year	76	—	1,514	1,590

Cash at end of year	$84	$1	$2,199	$2,284

Year Ended December 31, 2006
Net cash provided by (used in) operating activities	$(2,602)	$258	$8,596	$6,252

Cash flows from investing:
Invested assets disposed	3,343	—	154,763	158,106
Invested assets acquired	(8,239)	—	(196,187)	(204,426)
Other	(2,313)	(67)	(18,214)	(20,594)

Net cash used in investing activities	(7,209)	(67)	(59,638)	(66,914)

Cash flows from financing activities:
Issuance of long-term debt	12,005	—	59,023	71,028
Repayments of long-term debt	(2,417)	—	(34,072)	(36,489)
Cash dividends paid to shareholders	(1,638)	—	—	(1,638)
Other	1,747	(191)	25,784	27,340

Net cash provided by (used in) financing activities	9,697	(191)	50,735	60,241

Effect of exchange rate changes on cash	—	—	114	114
Change in cash	(114)	—	(193)	(307)
Cash at beginning of year	190	—	1,707	1,897

Cash at end of year	$76	$—	$1,514	$1,590

320    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Supplementary disclosure of cash flow information:

	Years Ended December 31,
	2008	2007
	(In millions)

Intercompany non-cash financing/investing activities:
Settlement of repurchase agreement with loan receivable	$3,160	$—
Capital contributions in the form of bonds	3,160	—
Loans receivable forgiven through capital contributions	11,350	—
Other non-cash capital contributions to subsidiaries	513	—

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

The revisions and their effect on the American International Group, Inc. (as Guarantor) Condensed Statement of Cash Flows for the years ended December 31, 2007 and 2006 were as follows:

	Originally Reported	Revisions	As Revised
	(In millions)

December 31, 2007
Cash flows provided by (used in) operating activities	$(770)	$(4)	$(774)

Cash flows provided by (used in) investing activities	(10,737)	(1,757)	(12,494)

Cash flows provided by (used in) financing activities	$11,515	$1,761	$13,276

December 31, 2006
Cash flows provided by (used in) operating activities	$(590)	$(2,012)	$(2,602)

Cash flows provided by (used in) investing activities	(7,643)	434	(7,209)

Cash flows provided by (used in) financing activities	$8,119	$1,578	$9,697

23.	Subsequent Events

March 2009 Agreements in Principle

On March 2, 2009, AIG, the NY Fed and the United States Department of the Treasury announced agreements in principle to modify the terms of the Fed Credit Agreement and the Series D Preferred Stock and to provide a $30 billion equity capital commitment facility.

AIG 2008 Form 10-K    321

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Modification to Series D Preferred Stock

On March 2, 2009, AIG and the United States Department of the Treasury announced their agreement in principle to enter into a transaction pursuant to which the United States Department of the Treasury would modify the terms of the Series D Preferred Stock. The modification will be effected by an exchange of 100 percent of the outstanding shares of Series D Preferred Stock for newly issued perpetual serial preferred stock (Series E Preferred Stock), with a liquidation preference equal to the issuance-date liquidation preference of the Series D Preferred Stock surrendered plus accumulated but unpaid dividends thereon. The terms of the Series E Preferred Stock will be the same as for the Series D Preferred Stock except that the dividends will not be cumulative. The Series D Preferred Stock bore cumulative dividends.

The dividend rate on both the cumulative Series D Preferred Stock and the non-cumulative Series E Preferred Stock is 10 percent per annum. Concurrent with the exchange of the shares of Series D Preferred Stock for the Series E Preferred Stock, AIG will enter into a replacement capital covenant in favor of the holders of a series of AIG debt, pursuant to which AIG will agree that prior to the third anniversary of the issuance of the Series E Preferred Stock AIG will not repay, redeem or purchase, and no subsidiary of AIG will purchase, all or any part of the Series E Preferred Stock except with the proceeds obtained from the issuance by AIG or any subsidiary of AIG of certain capital securities. AIG will make a statement of intent substantially similar to the replacement capital covenant with respect to subsequent years. The Series D Preferred Stock was not subject to a replacement capital covenant.

Equity Capital Commitment Facility

On March 2, 2009, AIG and the United States Department of the Treasury announced an agreement in principle to provide a 5-year equity capital commitment facility of $30 billion. AIG may use the facility to sell to the United States Department of the Treasury fixed-rate, non-cumulative perpetual serial preferred stock (Series F Preferred Stock). The facility will be available to AIG so long as AIG is not the debtor in a pending case under Title 11, United States Code, and the Trust (or any successor entity established for the benefit of the United States Treasury) “beneficially owns” more than 50 percent of the aggregate voting power of AIG’s voting securities at the time of such drawdown.

The terms of the Series F Preferred Stock will be substantially similar to the Series E Preferred Stock, except that the Series F Preferred Stock will not be subject to a replacement capital covenant or the statement of intent.

In connection with the equity capital commitment facility, the United States Department of the Treasury will also receive warrants exercisable for a number of shares of common stock of AIG equal to 1 percent of AIG’s then outstanding common stock and, upon issuance of the warrants, the dividends payable on, and the voting power of, the Series C Preferred Stock will be reduced by the number of shares subject to the warrant.

Repayment of Fed Facility with Subsidiary Preferred Equity

On March 2, 2009, AIG and the NY Fed announced their intent to enter into a transaction pursuant to which AIG will transfer to the NY Fed preferred equity interests in newly-formed special purpose vehicles (SPVs), in settlement of a portion of the outstanding balance of the Fed Facility. Each SPV will have (directly or indirectly) as its only asset 100 percent of the common stock of an AIG operating subsidiary (AIA in one case and ALICO in the other). AIG expects to own the common interests of each SPV. In exchange for the preferred equity interests received by the NY Fed, there would be a concurrent substantial reduction in the outstanding balance and maximum available amount to be borrowed on the Fed Facility.

Securitizations

On March 2, 2009, AIG and the NY Fed announced their intent to enter into a transaction pursuant to which AIG will issue to the NY Fed senior certificates in one or more newly-formed SPVs backed by inforce blocks of life insurance policies in settlement of a portion of the outstanding balance of the Fed Facility. The amount of the Fed

322    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Facility reduction will be based on the proceeds received. The SPVs are expected to be consolidated by AIG. These transfers are subject to agreement on definitive terms and regulatory approvals at a later date.

Modification to Fed Facility

On March 2, 2009, AIG and the NY Fed announced their agreement in principle to amend the Fed Credit Agreement to remove the interest rate floor. Under the current terms, interest accrues on the outstanding borrowings under the Fed Facility at three-month LIBOR (no less than 3.5 percent) plus 3.0 percent per annum. The 3.5 percent LIBOR floor will be eliminated following the amendment. In addition, the Fed Facility will be amended to ensure that the total commitment will be at least $25 billion, even after giving effect to the repayment of the Fed Facility with subsidiary preferred equity and securitization transactions described above. These proceeds are expected to substantially reduce the outstanding borrowings under the Fed Facility from the amount outstanding as of December 31, 2008.

AIG 2008 Form 10-K    323

American International Group, Inc., and Subsidiaries

Part II — Other Information

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. In connection with the preparation of this Annual Report on Form 10-K, an evaluation was carried out by AIG management, with the participation of AIG’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of AIG’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of December 31, 2008. Based on this evaluation, AIG’s Chief Executive Officer and Chief Financial Officer concluded that AIG’s disclosure controls and procedures were effective as of December 31, 2008.

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

AIG management conducted an assessment of the effectiveness of AIG’s internal control over financial reporting as of December 31, 2008 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

AIG management has concluded that, as of December 31, 2008, AIG’s internal control over financial reporting was effective based on the criteria in Internal Control — Integrated Framework issued by the COSO. The effectiveness of AIG’s internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K.

Remediation of Prior Material Weakness in Internal Control Over Financial Reporting

AIG management previously identified and disclosed a material weakness in internal control over financial reporting relating to the fair value valuation of the AIGFP super senior credit default swap portfolio and oversight thereof. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of AIG’s annual or interim financial statements will not be prevented or detected on a timely basis.

AIG has been actively engaged in the implementation of remediation efforts to address the material weakness in controls over fair value valuation of the AIGFP super senior credit default swap portfolio and oversight thereof that was in existence at December 31, 2007. These remediation efforts, outlined below, were specifically designed to address the material weakness previously identified by AIG management.

AIG’s remediation efforts were governed by a Steering Committee, under the direction of AIG’s Chief Audit Executive and included AIG’s Chief Risk Officer, Chief Executive Officer, Chief Financial Officer and

324    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

Comptroller. The status of remediation was reviewed with the Audit Committee who was advised of issues encountered and key decisions reached by AIG management.

As of December 31, 2007, AIG did not maintain effective controls over the fair value valuation of the AIGFP super senior credit default swap portfolio and oversight thereof. Specifically, AIG had insufficient resources to design and carry out effective controls to prevent or detect errors and to determine appropriate disclosures on a timely basis with respect to the processes and models introduced in the fourth quarter of 2007. As a result, AIG had not fully developed its controls to assess, on a timely basis, the relevance to its valuation of all third-party information. Also, controls to permit the appropriate oversight and monitoring of the AIGFP super senior credit default swap portfolio valuation process, including timely sharing of information at the appropriate levels of the organization, did not operate effectively. As a result, controls over the AIGFP super senior credit default swap portfolio valuation process and oversight thereof were not adequate to prevent or detect misstatements in the accuracy of management’s fair value estimates and disclosures on a timely basis.

During 2008, AIG management took the following actions to remediate this material weakness:

•	Created a framework, including allocation of roles and responsibilities, for the valuation and oversight for the valuation of the super senior credit default swap portfolio (the portfolio).

•	Designed and implemented enhanced controls over the valuation of the portfolio including assessing the relevance and impact of available third-party information and additional segregation of duties.

•	Ensured improved oversight and governance, including increased interaction with Corporate finance and risk management functions.

•	Enhanced communication by establishing formal reporting lines between key AIGFP functions and AIG Corporate counterparts.

•	Implemented a valuation control group within AIGFP to perform the controls, with appropriate allocation of qualified resources.

•	Developed new systems and processes to reduce the reliance on manual controls.

•	Documented the process and controls over the valuation approach.

•	Assessed the design and tested the operating effectiveness of the key controls over the fair value valuation process.

AIG continues to develop further enhancements to its controls over the fair value valuation of the AIG super senior credit default swap portfolio. Based upon the significant actions taken and the testing and evaluation of the effectiveness of the controls, AIG management has concluded the material weakness in AIG’s controls over the AIGFP super senior credit default swap portfolio valuation process and oversight thereof no longer existed as of December 31, 2008.

Continuing Improvements to Internal Control over Financial Reporting

AIG management recognizes the importance of continued attention to improving its internal controls related to the period end financial reporting and consolidation processes, investment accounting, income tax, and valuation processes. Additionally, in carrying out its restructuring plan, AIG is committed to ensuring that the manual controls that have been established remain effective and sustainable. To maintain effective and sustainable controls, AIG has implemented retention programs to seek to keep its key employees and has engaged third-party resources to supplement the efforts of AIG financial personnel. Furthermore, where consistent with the direction of its asset disposition plan, AIG is investing in new systems and processes which will allow it, over time, to reduce its reliance on manual controls.

Changes in Internal Control over Financial Reporting

Changes in AIG’s internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, AIG’s internal control over financial reporting have been described above.

AIG 2008 Form 10-K    325

American International Group, Inc., and Subsidiaries

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Except for the information provided in Part I under the heading “Directors and Executive Officers of AIG”, information required by Item 10 of this Form 10-K is incorporated by reference from the definitive proxy statement for AIG’s 2009 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

Item 11.	Executive Compensation

Information required by Item 11 of this Form 10-K is incorporated by reference from the definitive proxy statement for AIG’s 2009 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Item 12 of this Form 10-K is incorporated by reference from the definitive proxy statement for AIG’s 2009 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by Item 13 of this Form 10-K is incorporated by reference from the definitive proxy statement for AIG’s 2009 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

Item 14.	Principal Accounting Fees and Services

Information required by Item 14 of this Form 10-K is incorporated by reference from the definitive proxy statement for AIG’s 2009 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a) Financial Statements and Schedules. See accompanying Index to Financial Statements.

(b) Exhibits. See accompanying Exhibit Index.

326    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd of March, 2009.
AMERICAN INTERNATIONAL GROUP, INC.

By	/s/ Edward M. Liddy
(Edward M. Liddy, Chairman and
Chief Executive Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Edward M. Liddy and David L. Herzog, and each of them severally, his or her true and lawful attorney-in-fact, with full power of substitution and resubstitution, to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 2nd of March, 2009.

Signature	Title

/s/ Edward M. Liddy (Edward M. Liddy)	Chief Executive Officer and Director (Principal Executive Officer)

/s/ David L. Herzog (David L. Herzog)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Joseph D. Cook (Joseph D. Cook)	Vice President and Comptroller (Principal Accounting Officer)

/s/ Stephen F. Bollenbach (Stephen F. Bollenbach)	Director

/s/ Dennis D. Dammerman (Dennis D. Dammerman)	Director

/s/ Martin S. Feldstein (Martin S. Feldstein)	Director

/s/ George L. Miles, Jr. (George L. Miles, Jr.)	Director

/s/ Suzanne Nora Johnson (Suzanne Nora Johnson)	Director

/s/ Morris W. Offit (Morris W. Offit)	Director

AIG 2008 Form 10-K    327

American International Group, Inc., and Subsidiaries

Signature	Title

/s/ James F. Orr III (James F. Orr III)	Director

/s/ Virginia M. Rometty (Virginia M. Rometty)	Director

/s/ Michael H. Sutton (Michael H. Sutton)	Director

/s/ Edmund S.W. Tse (Edmund S.W. Tse)	Director

328    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

EXHIBIT INDEX

Exhibit
Number	Description	Location

2	Plan of acquisition, reorganization, arrangement, liquidation or succession
	Agreement and Plan of Merger, dated as of May 11, 2001, among American International Group, Inc., Washington Acquisition Corporation and American General Corporation	Incorporated by reference to Exhibit 2.1(i)(a) to AIG’s Registration Statement on Form S-4 (File No. 333-62688).
3(i)(a)	Restated Certificate of Incorporation of AIG	Incorporated by reference to Exhibit 3(i) to AIG’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-8787).
3(i)(b)	Certificate of Amendment of Certificate of Incorporation of AIG, filed June 3, 1998	Incorporated by reference to Exhibit 3(i) to AIG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-8787).
3(i)(c)	Certificate of Merger of SunAmerica Inc. with and into AIG, filed December 30, 1998 and effective January 1, 1999	Incorporated by reference to Exhibit 3(i) to AIG’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-8787).
3(i)(d)	Certificate of Amendment of Certificate of Incorporation of AIG, filed June 5, 2000	Incorporated by reference to Exhibit 3(i)(c) to AIG’s Registration Statement on Form S-4 (File No. 333-45828).
3(i)(e)	Certificate of Designations of Series D Fixed Rate Cumulative Perpetual Preferred Stock of AIG	Incorporated by reference to Exhibit 3.1 to AIG’s Current Report on Form 8-K filed with the SEC on November 26, 2008 (File No. 1-8787).
3(i)(f)	Form of Certificate of Designations of Series C Perpetual, Convertible, Participating Preferred Stock of AIG	Filed herewith.
3(ii)(a)	AIG By-laws, amended January 16, 2008	Incorporated by reference to Exhibit 3.1 to AIG’s Current Report on Form 8-K filed with the SEC on January 17, 2008 (File No. 1-8787).
4	Instruments defining the rights of security holders, including indentures	Certain instruments defining the rights of holders of long-term debt securities of AIG and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. AIG hereby undertakes to furnish to the Commission, upon request, copies of any such instruments.
	(1) Credit Agreement, dated as of September 22, 2008, between AIG and Federal Reserve Bank of New York	Incorporated by reference to Exhibit 99.1 to AIG’s Current Report on Form 8-K filed with the SEC on September 26, 2008 (File No. 1-8787).
	(2) Amendment No. 2, dated as of November 9, 2008, to the Credit Agreement dated as of September 22, 2008 between AIG and Federal Reserve Bank of New York	Incorporated by reference to Exhibit 10.4 to AIG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-8787).
	(3) Securities Purchase Agreement, dated as of November 25, 2008, between AIG and United States Department of the Treasury	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on November 26, 2008 (File No. 1-8787).
	(4) Indenture, dated as of November 1, 1991, between International Lease Finance Corporation and U.S. Bank Trust National Association (successor to Continental Bank, National Association), as supplemented	Incorporated by reference to Exhibit 4 to International Lease Finance Corporation’s Registration Statement on Form S-3 (File No. 33-43698).

AIG 2008 Form 10-K    329

American International Group, Inc., and Subsidiaries

Exhibit
Number	Description	Location

(5)	Indenture dated as of November 1, 2000, between International Lease Finance Corporation and the Bank of New York, as supplemented	Incorporated by reference to Exhibit 4 to International Lease Finance Corporation’s Registration Statement on Form S-3 (File No. 333-49566).
(6)	Indenture dated as of August 1, 2006, between International Lease Finance Corporation and Deutsche Bank Trust Company Americas	Incorporated by reference to Exhibit 4.1 to International Lease Finance Corporation’s Registration Statement on Form S-3 (File No. 333-136681).
(7)	Indenture dated as of May 1, 1999 from American General Finance Corporation to Wilmington Trust Company (successor trustee to Citibank, N.A.)	Incorporated by reference to Exhibit 4(a)(1) to American General Finance Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-06155).
9	Voting Trust Agreement	None.
10	Material contracts
	(1) AIG Amended and Restated 1996 Employee Stock Purchase Plan*	Filed as exhibit to AIG’s Definitive Proxy Statement dated April 4, 2003 (File No. 1-8787) and incorporated herein by reference.
	(2) AIG 2003 Japan Employee Stock Purchase Plan*	Incorporated by reference to Exhibit 4 to AIG’s Registration Statement on Form S-8 (File No. 333-111737).
	(3) AIG 1991 Employee Stock Option Plan*	Filed as exhibit to AIG’s Definitive Proxy Statement dated April 4, 1997 (File No. 1-8787) and incorporated herein by reference.
	(4) AIG Amended and Restated 1999 Stock Option Plan*	Filed as exhibit to AIG’s Definitive Proxy Statement dated April 4, 2003 (File No. 1-8787) and incorporated herein by reference.
	(5) Form of Stock Option Grant Agreement under the AIG Amended and Restated 1999 Stock Option Plan*	Incorporated by reference to Exhibit 10(a) to AIG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-8787).
	(6) AIG Amended and Restated 2002 Stock Incentive Plan*	Filed herewith.
	(7) Form of Restricted Stock Unit Award Agreement under the AIG Amended and Restated 2002 Stock Incentive Plan*	Incorporated by reference to Exhibit 10(b) to AIG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-8787).
	(8) AIG Executive Deferred Compensation Plan*	Incorporated by reference to Exhibit 4(a) to AIG’s Registration Statement on Form S-8 (File No. 333-101640).
	(9) AIG Supplemental Incentive Savings Plan*	Incorporated by reference to Exhibit 4(b) to AIG’s Registration Statement on Form S-8 (File No. 333-101640).
	(10) AIG Director Stock Plan*	Filed as an exhibit to AIG’s Definitive Proxy Statement dated April 5, 2004 (File No. 1-8787) and incorporated herein by reference.
	(11) Purchase Agreement between AIA and Mr. E.S.W. Tse*	Incorporated by reference to Exhibit 10(l) to AIG’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-8787).
	(12) Retention and Employment Agreement between AIG and Jay S. Wintrob*	Incorporated by reference to Exhibit 10(m) to AIG’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-8787).

330    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

Exhibit
Number	Description	Location

	(13) SunAmerica Inc. 1988 Employee Stock Plan*	Incorporated by reference to Exhibit 4(a) to AIG’s Registration Statement on Form S-8 (File No. 333-70069).
	(14) SunAmerica 1997 Employee Incentive Stock Plan*	Incorporated by reference to Exhibit 4(b) to AIG’s Registration Statement on Form S-8 (File No. 333-70069).
	(15) SunAmerica Nonemployee Directors’ Stock Option Plan*	Incorporated by reference to Exhibit 4(c) to AIG’s Registration Statement on Form S-8 (File No. 333-70069).
	(16) SunAmerica 1995 Performance Stock Plan*	Incorporated by reference to Exhibit 4(d) to AIG’s Registration Statement on Form S-8 (File No. 333-70069).
	(17) SunAmerica Inc. 1998 Long-Term Performance-Based Incentive Plan For the Chief Executive Officer*	Incorporated by reference to Exhibit 4(e) to AIG’s Registration Statement on Form S-8 (File No. 333-70069).
	(18) SunAmerica Inc. Long-Term Performance-Based Incentive Plan Amended and Restated 1997*	Incorporated by reference to Exhibit 4(f) to AIG’s Registration Statement on Form S-8 (File No. 333-70069).
	(19) SunAmerica Five-Year Deferred Cash Plan*	Incorporated by reference to Exhibit 4(a) to AIG’s Registration Statement on Form S-8 (File No. 333-31346).
	(20) SunAmerica Executive Savings Plan*	Incorporated by reference to Exhibit 4(b) to AIG’s Registration Statement on Form S-8 (File No. 333-31346).
	(21) HSB Group, Inc. 1995 Stock Option Plan*	Incorporated by reference to Exhibit 10(iii)(f) to HSB’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-13135).
	(22) HSB Group, Inc. Employee’s Thrift Incentive Plan*	Incorporated by reference to Exhibit 4(i)(c) to The Hartford Steam Boiler Inspection and Insurance Company’s Registration Statement on Form S-8 (File No. 33-36519).
	(23) American General Corporation 1994 Stock and Incentive Plan (January 2000)*	Incorporated by reference to Exhibit 10.2 to American General Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-7981).
	(24) Amendment to American General Corporation 1994 Stock and Incentive Plan (January 1999)*	Incorporated by reference to Exhibit 10.4 to American General Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-7981).
	(25) Amendment to American General Corporation 1994 Stock and Incentive Plan (January 2000)*	Incorporated by reference to Exhibit 10.5 to American General Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-7981).
	(26) Amendment to American General Corporation 1994 Stock and Incentive Plan (November 2000)*	Incorporated by reference to Exhibit 10.1 to American General Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-7981).
	(27) American General Corporation 1997 Stock and Incentive Plan*	Incorporated by reference to Exhibit 10.3 to American General Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-7981).

AIG 2008 Form 10-K    331

American International Group, Inc., and Subsidiaries

Exhibit
Number	Description	Location

	(28) Amendment to American General Corporation 1997 Stock and Incentive Plan (January 1999)*	Incorporated by reference to Exhibit 10.7 to American General Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-7981).
	(29) Amendment to American General Corporation 1997 Stock and Incentive Plan (November 2000)*	Incorporated by reference to Exhibit 10.2 to American General Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-7981).
	(30) American General Corporation 1999 Stock and Incentive Plan*	Incorporated by reference to Exhibit 10.4 to American General Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-7981).
	(31) Amendment to American General Corporation 1999 Stock and Incentive Plan (January 1999)*	Incorporated by reference to Exhibit 10.9 to American General Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-7981).
	(32) Amendment to American General Corporation 1999 Stock and Incentive Plan (November 2000)*	Incorporated by reference to Exhibit 10.3 to American General Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-7981).
	(33) Amended and Restated American General Corporation Deferred Compensation Plan (12/11/00)*	Incorporated by reference to Exhibit 10.13 to American General Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-7981).
	(34) Amended and Restated Restoration of Retirement Income Plan for Certain Employees Participating in the Restated American General Retirement Plan (Restoration of Retirement Income Plan) (12/31/98)*	Incorporated by reference to Exhibit 10.14 to American General Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-7981).
	(35) Amended and Restated American General Supplemental Thrift Plan (12/31/98)*	Incorporated by reference to Exhibit 10.15 to American General Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-7981).
	(36) American General Employees’ Thrift and Incentive Plan (restated July 1, 2001)*	Incorporated by reference to Exhibit 4(a) to AIG’s Registration Statement on Form S-8 (File No. 333-68640).
	(37) American General Agents’ and Managers’ Thrift and Incentive Plan (restated July 1, 2001)*	Incorporated by reference to Exhibit 4(b) to AIG’s Registration Statement on Form S-8 (File No. 333-68640).
	(38) CommLoCo Thrift Plan (restated July 1, 2001)*	Incorporated by reference to Exhibit 4(c) to AIG’s Registration Statement on Form S-8 (File No. 333-68640).
	(39) Western National Corporation 1993 Stock and Incentive Plan, as amended*	Incorporated by reference to Exhibit 10.18 to Western National Corporation’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-12540).
	(40) USLIFE Corporation 1991 Stock Option Plan, as amended*	Incorporated by reference to USLIFE Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (File No. 1-5683).

332    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

Exhibit
Number	Description	Location

	(41) Employment Agreement, Amendment to Employment Agreement, and Split-Dollar Agreement, including Assignment of Life Insurance Policy as Collateral, with Rodney O. Martin, Jr.*	Incorporated by reference to Exhibit 10(xx) to AIG’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-8787).
	(42) Letter from AIG to Martin J. Sullivan, dated March 16, 2005*	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on March 17, 2005 (File No. 1-8787).
	(43) Letter from AIG to Steven J. Bensinger, dated March 16, 2005*	Incorporated by reference to Exhibit 10.3 to AIG’s Current Report on Form 8-K filed with the SEC on March 17, 2005 (File No. 1-8787).
	(44) Employment Agreement between AIG and Martin J. Sullivan, dated as of June 27, 2005*	Incorporated by reference to Exhibit 10(1) to AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 1-8787).
	(45) Employment Agreement between AIG and Steven J. Bensinger, dated as of June 27, 2005*	Incorporated by reference to Exhibit 10(3) to AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 1-8787).
	(46) Executive Severance Plan, effective as of March 11, 2008*	Incorporated by reference to Exhibit 10.3 to AIG’s Current Report on Form 8-K filed with the SEC on March 17, 2008 (File No. 1-8787).
	(47) AIG Amended and Restated Executive Severance Plan*	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on September 26, 2008 (File No. 1-8787).
	(48) Assurance Agreement, by AIG in favor of eligible employees, dated as of June 27, 2005, relating to certain obligations of Starr International Company, Inc.*	Incorporated by reference to Exhibit 10(6) to AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 1-8787).
	(49) AIG 2005 Senior Partners Plan (amended and restated effective December 31, 2008)*	Filed herewith.
	(50) 2005/2006 Deferred Compensation Profit Participation Plan for Senior Partners (amended and restated effective December 31, 2008)*	Filed herewith.
	(51) 2005/2006 Deferred Compensation Profit Participation Plan for Partners (amended and restated effective December 31, 2008)*	Filed herewith.
	(52) 2005/2006 Deferred Compensation Profit Participation Plan RSU Award Agreement (amended and restated effective December 31, 2008)*	Filed herewith.
	(53) Summary of Non-Employee Director Compensation, dated July 16, 2008*	Filed herewith
	(54) AIG Special Restricted Stock Unit Award Agreement with Steven J. Bensinger, dated January 6, 2006*	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on January 9, 2006 (File No. 1-8787).
	(55) Agreement with the United States Department of Justice, dated February 7, 2006	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on February 9, 2006 (File No. 1-8787).
	(56) Final Judgment and Consent with the Securities and Exchange Commission, including the related complaint, dated February 9, 2006	Incorporated by reference to Exhibit 10.2 to AIG’s Current Report on Form 8-K filed with the SEC on February 9, 2006 (File No. 1-8787).

AIG 2008 Form 10-K    333

American International Group, Inc., and Subsidiaries

Exhibit
Number	Description	Location

	(57) Agreement between the Attorney General of the State of New York and AIG and its Subsidiaries, dated January 18, 2006	Incorporated by reference to Exhibit 10.3 to AIG’s Current Report on Form 8-K filed with the SEC on February 9, 2006 (File No. 1-8787).
	(58) Stipulation with the State of New York Insurance Department, dated January 18, 2006	Incorporated by reference to Exhibit 10.4 to AIG’s Current Report on Form 8-K filed with the SEC on February 9, 2006 (File No. 1-8787).
	(59) AIG Senior Partners Plan (amended and restated effective December 31, 2008)*	Filed herewith.
	(60) AIG Partners Plan (amended and restated effective December 31, 2008)*	Filed herewith.
	(61) AIG Executive Incentive Plan*	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on May 22, 2006 (File No. 1-8787).
	(62) AIG Amended and Restated 2007 Stock Incentive Plan*	Filed herewith.
	(63) AIG Form of Stock Option Award Agreement*	Incorporated by reference to Exhibit 10.A to AIG’s Registration Statement on Form S-8 (File No. 333- 148148).
	(64) AIG Amended and Restated Form of Performance RSU Award Agreement*	Filed herewith.
	(65) AIG Amended and Restated Form of Time-Vested RSU Award Agreement*	Filed herewith
	(66) AIG Form of Time-Vested RSU Award Agreement with Four-Year Pro Rata Vesting*	Incorporated by reference to Exhibit 10.D to AIG’s Registration Statement on Form S-8 (File No. 333- 148148).
	(67) AIG Amended and Restated Form of Time-Vested RSU Award Agreement with Three-Year Pro Rata Vesting*	Filed herewith.
	(68) AIG Amended and Restated Form of Time-Vested RSU Award Agreement with Three-Year Pro Rata Vesting and with Early Retirement*	Filed herewith.
	(69) AIG Amended and Restated Form of Non-Employee Director Deferred Stock Units Award Agreement*	Filed herewith.
	(70) Letter Agreement between AIG and Martin J. Sullivan, dated March 12, 2008*	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on June 16, 2008 (File No. 1-8787).
	(71) Letter Agreement between AIG and Steven J. Bensinger, dated March 12, 2008*	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on June 16, 2008 (File No. 1-8787).
	(72) Letter Agreement between AIG and Martin J. Sullivan, dated June 30, 2008*	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on July 1, 2008 (File No. 1-8787).
	(73) Employment Agreement Amendment between AIG and Steven J. Bensinger, dated May 8, 2008*	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on May 8, 2008 (File No. 1-8787).
	(74) Letter Agreement between Robert B. Willumstad and AIG, effective July 16, 2008*	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on September 24, 2008 (File No. 1-8787).

334    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

Exhibit
Number	Description	Location

	(75) Sign-On Stock Option Award Agreement between Robert B. Willumstad and AIG, effective July 16, 2008*	Incorporated by reference to Exhibit 10.2 to AIG’s Current Report on Form 8-K filed with the SEC on September 24, 2008 (File No. 1-8787).
	(76) Sign-On Restricted Share Award Agreement between Robert B. Willumstad and AIG, effective July 16, 2008*	Incorporated by reference to Exhibit 10.3 to AIG’s Current Report on Form 8-K filed with the SEC on September 24, 2008 (File No. 1-8787).
	(77) Letter Agreement between Robert B. Willumstad and AIG, dated December 26, 2008*	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on December 30, 2008 (File No. 1-8787).
	(78) Credit Agreement, dated as of September 22, 2008, between AIG and the Federal Reserve Bank of New York	Incorporated by reference to Exhibit 99.1 to AIG’s Current Report on Form 8-K filed with the SEC on September 26, 2008 (File No. 1-8787).
	(79) Amendment No. 2, dated as of November 9, 2008, to the Credit Agreement dated as of September 22, 2008 between AIG and Federal Reserve Bank of New York	Incorporated by reference to Exhibit 10.4 to AIG’s Quarterly Report on Form 10-Q filed with the SEC on November 10, 2008 (File No. 1-8787).
	(80) Guarantee and Pledge Agreement, dated as of September 22, 2008, among AIG, the Guarantors party thereto and the Federal Reserve Bank of New York	Incorporated by reference to Exhibit 99.2 to AIG’s Current Report on Form 8-K filed with the SEC on September 26, 2008 (File No. 1-8787).
	(81) Agreement and Release, dated as of September 25, 2008, between Robert M. Sandler and AIG*	Incorporated by reference to Exhibit 10.2 to AIG’s Current Report on Form 8-K filed with the SEC on September 26, 2008 (File No. 1-8787).
	(82) Securities Purchase Agreement, dated as of November 25, 2008, between AIG and United States Department of the Treasury	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on November 26, 2008 (File No. 1-8787).
	(83) Warrant to Purchase Common Stock, issued November 25, 2008	Incorporated by reference to Exhibit 10.2 to AIG’s Current Report on Form 8-K filed with the SEC on November 26, 2008 (File No. 1-8787).
	(84) Master Investment and Credit Agreement, dated as of November 25, 2008, among Maiden Lane III LLC, the Federal Reserve Bank of New York, AIG and the Bank of New York Mellon	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on December 2, 2008 (File No. 1-8787).
	(85) Shortfall Agreement, dated as of November 25, 2008, between Maiden Lane III LLC and AIG Financial Products Corp.	Incorporated by reference to Exhibit 10.2 to AIG’s Current Report on Form 8-K filed with the SEC on December 2, 2008 (File No. 1-8787).
	(86) Asset Purchase Agreement, dated as of December 12, 2008, among the Sellers party thereto, AIG Securities Lending Corp., AIG, Maiden Lane II LLC and the Federal Reserve Bank of New York	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on December 15, 2008 (File No. 1-8787).
	(87) Amendment No. 1 to the Shortfall Agreement, dated as of December 18, 2008	Incorporated by reference to Exhibit 10.2 to AIG’s Current Report on Form 8-K filed with the SEC on December 24, 2008 (File No. 1-8787).

AIG 2008 Form 10-K    335

American International Group, Inc., and Subsidiaries

Exhibit
Number	Description	Location

	(88) Release Agreement with Steven J. Bensinger*	Incorporated by reference to Exhibit 10.1 to AIG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-8787).
	(89) Letter from Robert B. Willumstad to Edward M. Liddy*	Incorporated by reference to Exhibit 10.2 to AIG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-8787).
	(90) AIG Credit Facility Trust Agreement, dated as of January 16, 2009, among Federal Reserve Bank of New York and Jill M. Considine, Chester B. Feldberg and Douglas L. Foshee	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on January 23, 2009 (File No. 1-8787).
	(91) Series C Perpetual, Convertible, Participating Preferred Stock Purchase Agreement, dated as of March 1, 2009, between AIG Credit Facility Trust and AIG	Filed herewith.
	(92) Letter Agreement, dated as of March 1, 2009, between United States Department of the Treasury and AIG.	Filed herewith.
	(93) Support Agreement, dated as of July 10, 2008, between AIG and American General Finance Corporation	Filed herewith.
	(94) Aircraft Facility Agreement, dated as of January 19, 1999, among International Lease Finance Corporation, Halifax PLC and the other banks listed therein	Incorporated by reference to Exhibit 10.3 to International Lease Finance Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 000-11350).
	(95) Aircraft Facility Agreement, dated as of May 18, 2004, among Whitney Leasing Limited, as borrower, International Lease Finance Corporation, as guarantor and the Bank of Scotland and the other banks listed therein	Incorporated by reference to Exhibit 10 to International Lease Finance Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 001-31616).
	(96) $2,000,000,000 Five-Year Revolving Credit Agreement, dated as of October 15, 2004, among International Lease Finance Corporation, CitiCorp USA, Inc., as Administrative Agent, and the other financial institutions listed therein	Incorporated by reference to Exhibit 10.2 to International Lease Finance Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-31616).
	(97) Amendment No. 1 to the $2,000,000,000 Five-Year Revolving Credit Agreement dated as of October 15, 2004, among International Lease Finance Corporation, CitiCorp USA, Inc., as Administrative Agent, and the other financial institutions listed therein	Incorporated by reference to Exhibit 10.3 to International Lease Finance Corporation’s Current Report on Form 8-K filed with the SEC on October 18, 2006 (File No. 001-31616).
	(98) $2,000,000,000 Five-Year Revolving Credit Agreement dated as of October 14, 2005, among International Lease Finance Corporation, CitiCorp USA, Inc. as Administrative Agent, and the other financial institutions listed therein	Incorporated by reference to Exhibit 10.2 to International Lease Finance Corporation’s Current Report on Form 8-K filed with the SEC on October 18, 2005 (File No. 001-31616).
	(99) Amendment No. 1 to the $2,000,000,000 Five-Year Revolving Credit Agreement dated as of October 14, 2005, among International Lease Finance Corporation, CitiCorp USA, Inc., as Administrative Agent, and the other financial institutions listed therein	Incorporated by reference to Exhibit 10.2 to International Lease Finance Corporation’s Current Report on Form 8-K filed with the SEC on October 18, 2006 (File No. 001-31616).

336    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

Exhibit
Number	Description	Location

	(100) $2,500,000,000 Five-Year Revolving Credit Agreement, dated as of October 13, 2006, among International Lease Finance Corporation, CitiCorp USA, Inc., as Administrative Agent, and the other financial institutions listed therein	Incorporated by reference to Exhibit 10.1 to International Lease Finance Corporation’s Current Report on Form 8-K filed with the SEC on October 18, 2006 (File No. 001-31616).
11	Statement re computation of per share earnings	Included in Note 15 to Consolidated Financial Statements.
12	Computation of Ratios of Earnings to Fixed Charges	Filed herewith.
13	Annual report to security holders	Not required to be filed.
21	Subsidiaries of Registrant	Filed herewith.
23	Consent of PricewaterhouseCoopers LLP	Filed herewith.
24	Power of attorney	Included on the signature page hereof.
31	Rule 13a-14(a)/15d-14(a) Certifications	Filed herewith.
32	Section 1350 Certifications	Filed herewith.
99	Additional exhibits	None.

*	This exhibit is a management contract or a compensatory plan or arrangement.

AIG 2008 Form 10-K    337

American International Group, Inc., and Subsidiaries

Summary of Investments — Other than Investments in Related Parties

Schedule I

			Amount at
			which shown in
At December 31, 2008	Cost*	Fair Value	the Balance Sheet
	(In millions)

Fixed maturities:
U.S. government and government-sponsored entities	$4,471	$4,741	$4,741
Obligations of states, municipalities and political subdivisions	62,722	61,260	61,260
Non U.S. governments	62,982	68,313	68,313
Public utilities	12,819	12,769	12,769
All other corporate	276,556	253,207	253,207
Securities lending invested collateral, at fair value	3,906	3,844	3,844

Total fixed maturities	423,456	404,134	404,134

Equity securities and mutual funds:
Common stocks:
Public utilities	399	434	434
Banks, trust and insurance companies	1,406	1,561	1,561
Industrial, miscellaneous and all other	5,435	5,516	5,516

Total common stocks	7,240	7,511	7,511
Preferred stocks	1,349	1,244	1,244
Mutual funds	14,608	12,388	12,388

Total equity securities and mutual funds	23,197	21,143	21,143

Mortgage and other loans receivable	34,687	35,056	34,687
Finance receivables, net of allowance	30,949	28,731	30,949
Other invested assets	51,891	53,219	51,978
Securities purchased under agreements to resell, at contract value	3,960	3,960	3,960
Short-term investments, at cost (approximates fair value)	46,666	46,666	46,666
Trade receivables	1,901	1,901	1,901
Unrealized gain on swaps, options and forward transactions	—	13,773	13,773

Total investments			$609,191

*	Original cost of equity securities and fixed maturities are reduced by other-than-temporary impairment charges, and, as to fixed maturities, reduced by repayments and adjusted for amortization of premiums or accrual of discounts.

338    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

Condensed Financial Information of Registrant

Balance Sheet — Parent Company Only
Schedule II

	December 31,
	2008	2007
	(In millions)

Assets:
Cash	$103	$84
Investments	16,110	14,712
Loans to subsidiaries*	64,283	—
Investments in consolidated subsidiaries*	65,724	111,650
Current and deferred income taxes	7,179	—
Due from affiliates*	222	—
Premiums and insurance balances receivable — net	—	311
Debt issuance costs including prepaid commitment asset of $15,458 in 2008	15,743	—
Other assets	4,306	9,103

Total assets	$173,670	$135,860

Liabilities:
Insurance balances payable	$—	$43
Due to affiliates*	26,593	3,916
Federal Reserve Bank of New York credit facility	40,431	—
Notes and bonds payable	29,321	20,397
Loans payable	—	500
AIG MIP matched notes and bonds payable	14,464	14,274
Series AIGFP matched notes and bonds payable	4,143	874
Other liabilities (in 2008 includes intercompany liabilities of $3,593)	6,008	55

Total liabilities	120,960	40,059

Shareholders’ equity:
Preferred stock	20	—
Common stock	7,370	6,878
Additional paid-in capital	72,466	1,936
Retained earnings (accumulated deficit)	(12,368)	89,029
Accumulated other comprehensive income (loss)	(6,328)	4,643
Treasury stock	(8,450)	(6,685)

Total shareholders’ equity	52,710	95,801

Total liabilities and shareholders’ equity	$173,670	$135,860

*	Eliminated in consolidation

See Accompanying Notes to Financial Statements — Parent Company Only.

AIG 2008 Form 10-K    339

American International Group, Inc., and Subsidiaries

Condensed Financial Information of Registrant — (Continued)

Statement of Income (Loss) — Parent Company Only

	Years Ended December 31,
	2008	2007	2006
	(In millions)

Agency income	$—	$10	$9
Financial services income (loss)	(307)	69	531
Asset management income	882	99	34
General insurance loss	(1,076)	—	—
Cash dividend income from consolidated subsidiaries*	2,337	4,685	1,689
Non-cash dividend income from consolidated subsidiaries*	62	—	—
Dividend income from partially-owned companies	2	9	11
Equity in undistributed net income (loss) of consolidated subsidiaries and partially owned companies	(61,542)	3,121	13,308
Interest expense	(13,707)	(1,343)	(501)
Other expenses, net	(6,306)	(1,223)	(870)
Cumulative effect of change in accounting principles	—	—	34

Income before income tax expense (benefit)	(79,655)	5,427	14,245
Income tax expense (benefit)	19,634	(773)	197

Net income (loss)	$(99,289)	$6,200	$14,048

*	Eliminated in consolidation.

See Accompanying Notes to Financial Statements — Parent Company Only.

340    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

Condensed Financial Information of Registrant — (Continued)

Statement of Cash Flows — Parent Company Only
Schedule II

	Years Ended December 31,
	2008	2007	2006
	(In millions)

Net cash used in operating activities	$(1,896)	$(774)	$(2,602)

Cash flows from investing activities:
Funding to establish Maiden Lane III LLC	(5,000)	—	—
Purchase of investments	(4,016)	(7,649)	(7,744)
Sale of investments	748	3,052	3,314
Change in short-term investments	(254)	(3,657)	414
Contributions to subsidiaries and investments in partially owned companies	(9,973)	(755)	(957)
Mortgage and other loan receivables — originations and purchases*	(86,229)	(2,380)	(495)
Payments received on mortgages and other loan receivables	9,956	534	29
Other, net	2,610	(1,639)	(1,770)

Net cash used in investing activities	(92,158)	(12,494)	(7,209)

Cash flows from financing activities:
Federal Reserve Bank of New York credit facility borrowings	96,650	—	—
Repayment of Federal Reserve Bank of New York credit facility borrowings	(59,850)	—	—
Issuance of long-term debt	21,142	20,582	12,005
Repayment of long-term debt	(5,143)	(1,253)	(2,417)
Proceeds from common stock issued	7,343	—	—
Proceeds from issuance of Series D preferred stock and common stock warrant	40,000	—	—
Issuance of treasury stock	16	217	190
Payments advanced to purchase shares	(1,000)	(6,000)	—
Cash dividends paid to shareholders	(1,628)	(1,881)	(1,638)
Acquisition of treasury stock	—	(16)	(20)
Other, net	(3,457)	1,627	1,577

Net cash provided by financing activities	94,073	13,276	9,697

Change in cash	19	8	(114)
Cash at beginning of year	84	76	190

Cash at end of year	$103	$84	$76

*	In 2008, includes $86,045 of loans to subsidiaries.

Supplementary disclosure of cash flow information:

	Years Ended December 31,
	2008	2007
	(In millions)

Intercompany non-cash financing/investing activities:
Settlement of repurchase agreement with loan receivable	$3,160	$—
Capital contributions in the form of bonds	3,160	—
Loans receivable forgiven through capital contributions	11,350	—
Other non-cash capital contributions to subsidiaries	513	—

See Accompanying Notes to Financial Statements — Parent Company Only.

AIG 2008 Form 10-K    341

American International Group, Inc., and Subsidiaries

Condensed Financial Information of Registrant — (Continued)

Notes to Condensed Financial Information of Registrant

American International Group, Inc.’s (the Registrant) investments in consolidated subsidiaries are stated at cost plus equity in undistributed income of consolidated subsidiaries. The accompanying condensed financial statements of the Registrant should be read in conjunction with the consolidated financial statements and notes thereto of American International Group, Inc. and subsidiaries included in the Registrant’s 2008 Annual Report on Form 10-K. Agency operations previously conducted in New York through the North American Division of AIU are included in the 2007 and 2006 financial statements of the Parent Company.

The Registrant includes in its statement of income (loss) dividends from its subsidiaries and equity in undistributed income (loss) of consolidated subsidiaries, which represents the net income (loss) of each of its wholly-owned subsidiaries.

Certain prior period amounts have been reclassified to conform to the current period presentation.

Long term obligations for the Parent Company include the Credit Agreement with the Federal Reserve Bank of New York and other loans payable. The details of all obligations and their five-year maturity schedule are incorporated by reference from Note 13 to Consolidated Financial Statements.

The Registrant files a consolidated federal income tax return with certain subsidiaries and acts as an agent for the consolidated tax group when making payments to the Internal Revenue Service. The Registrant and its subsidiaries have adopted, pursuant to a written agreement, a method of allocating consolidated Federal income taxes. Amounts allocated to the subsidiaries under the written agreement are included in Due to Affiliates in the accompanying Condensed Balance Sheets.

Income taxes in the accompanying Condensed Balance Sheets are comprised of the Registrant’s current and deferred tax assets, the consolidated group’s current income tax receivable, deferred taxes attributable to the potential sale of foreign and domestic businesses and a valuation allowance to reduce the consolidated deferred tax asset to an amount more likely than not to be realized. See Note 20 to the Consolidated Financial Statements for additional information.

During the second quarter of 2008, the Registrant made certain revisions to the American International Group, Inc. Condensed Statement of Cash Flows, primarily relating to the effect of reclassifying certain intercompany and securities lending balances. Accordingly, the Registrant revised the previous periods presented to conform to the revised presentation. There was no effect on the Consolidated Statement of Cash Flows or ending cash balances.

The revisions and their effect on the American International Group, Inc. Condensed Statement of Cash Flows for the years ended December 31, 2007 and 2006 were as follows:

	Originally Reported	Revisions	As Revised
	(In millions)

December 31, 2007
Cash flows provided by (used in) operating activities	$(770)	$(4)	$(774)

Cash flows provided by (used in) investing activities	(10,737)	(1,757)	(12,494)

Cash flows provided by (used in) financing activities	$11,515	$1,761	$13,276

December 31, 2006
Cash flows provided by (used in) operating activities	$(590)	$(2,012)	$(2,602)

Cash flows provided by (used in) investing activities	(7,643)	434	(7,209)

Cash flows provided by (used in) financing activities	$8,119	$1,578	$9,697

See Accompanying Notes to Financial Statements — Parent Company Only.

342    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

Supplementary Insurance Information

Schedule III
At December 31, 2008, 2007 and 2006 and for the years then ended

		Liability
		for Unpaid
		Claims and
		Claims					Losses	Amortization
	Deferred	Adjustment	Reserve	Policy	Premiums		and Loss	of Deferred
	Policy	Expense,	for	and	and Other	Net	Expenses	Policy	Other	Net
	Acquisition	Future Policy	Unearned	Contract	Considerations	Investment	Incurred,	Acquisition	Operating	Premiums
Segment	Costs	Benefits(a)	Premiums	Claims(b)	Revenue	Income	Benefits	Costs	Expenses	Written
	(In millions)

2008
General Insurance	$5,114	$89,258	$25,735	$—	$46,222	$3,477	$35,557	$7,428	$7,437	$45,234
Life Insurance & Retirement Services	40,613	142,334	—	3,118	37,295	10,106	27,594	4,972	7,934	—
Other	55	—	—	—	(12)	(1,361)	148	—	—	—

	$45,782	$231,592	$25,735	$3,118	$83,505	$12,222	$63,299	$12,400	$15,371	$45,234

2007
General Insurance	$5,407	$85,500	$27,703	$—	$45,682	$6,132	$29,982	$8,235	$2,965	$47,067
Life Insurance & Retirement Services	38,445	136,387	—	3,123	33,627	22,341	36,188	3,367	5,829	—
Other	62	—	—	—	(7)	146	(55)	—	—	—

	$43,914	$221,887	$27,703	$3,123	$79,302	$28,619	$66,115	$11,602	$8,794	$47,067

2006
General Insurance	$4,977	$79,999	$26,271	$—	$43,451	$5,696	$28,052	$7,866	$2,876	$44,866
Life Insurance & Retirement Services	32,810	121,004	—	2,788	30,766	20,024	32,086	3,712	4,959	—
Other	70	—	—	—	(4)	350	149	—	—	—

	$37,857	$201,003	$26,271	$2,788	$74,213	$26,070	$60,287	$11,578	$7,835	$44,866

(a)	Liability for unpaid claims and claims adjustment expense with respect to the General Insurance operations are net of discounts of $2.57 billion, $2.43 billion and $2.26 billion at December 31, 2008, 2007 and 2006, respectively.

(b)	Reflected in insurance balances payable on the accompanying consolidated balance sheet.

AIG 2008 Form 10-K    343

American International Group, Inc., and Subsidiaries

Reinsurance

Schedule IV
At December 31, 2008, 2007 and 2006 and for the years then ended

						Percent of
		Ceded to	Assumed			Amount
	Gross	Other	from Other			Assumed
	Amount	Companies	Companies	Net Amount		to Net
	(Dollars in millions)

2008
Life Insurance in-force	$2,377,314	$384,538	$1,000	$1,993,776		0.1%

Premiums:
General Insurance	$49,422	$11,427	$7,239	$45,234		16.0%
Life Insurance & Retirement Services	39,091	1,858	62	37,295		0.2

Total premiums	$88,513	$13,285	$7,301	$82,529		8.8%

2007
Life Insurance in-force	$2,311,022	$402,654	$1,023	$1,909,391		0.1%

Premiums:
General Insurance	$52,055	$11,731	$6,743	$47,067		14.3%
Life Insurance & Retirement Services	34,555	1,778	30	32,807	*	0.1

Total premiums	$86,610	$13,509	$6,773	$79,874		8.5%

2006
Life Insurance in-force	$2,069,617	$408,970	$983	$1,661,630		0.1%

Premiums:
General Insurance	$49,609	$11,414	$6,671	$44,866		14.9%
Life Insurance & Retirement Services	32,227	1,481	20	30,766	*	0.1

Total premiums	$81,836	$12,895	$6,691	$75,632		8.8%

*	Includes accident and health premiums of $8.06 billion, $6.76 billion and $7.11 billion in 2008, 2007 and 2006, respectively.

344    AIG 2008 Form 10-K

American International Group, Inc., and Subsidiaries

Valuation and Qualifying Accounts

Schedule V
For the years ended December 31, 2008, 2007 and 2006

		Additions
	Balance,	Charged to
	Beginning	Costs and		Other	Balance,
	of Year	Expenses	Charge offs	Changes(a)	End of Year
	(In millions)

2008
Allowance for mortgage and other loans receivable	$77	$72	$(3)	$62	$208
Allowance for finance receivables	878	1,427	(931)	98	1,472
Allowance for premiums and insurances balances receivable	662	205	(283)	(6)	578
Allowance for reinsurance assets	520	4	(7)	(92)	425
Valuation allowance for deferred tax assets	223	20,673	—	—	20,896
Overhaul reserve(b)	372	265	—	(218)	419

2007
Allowance for mortgage and other loans receivable	$64	$22	$(7)	$(2)	$77
Allowance for finance receivables	737	646	(632)	127	878
Allowance for premiums and insurances balances receivable	756	114	(216)	8	662
Allowance for reinsurance assets	536	131	(62)	(85)	520
Valuation allowance for deferred tax assets	11	212	—	—	223
Overhaul reserve(b)	245	290	—	(163)	372

2006
Allowance for mortgage and other loans receivable	$64	$17	$(11)	$(6)	$64
Allowance for finance receivables	670	495	(534)	106	737
Allowance for premiums and insurances balances receivable	871	240	(481)	126	756
Allowance for reinsurance assets	999	147	(381)	(229)	536
Valuation allowance for deferred tax assets	—	11	—	—	11
Overhaul reserve(b)	127	264	—	(146)	245

(a)	Includes recoveries of amounts previously charged off and reclassifications to/from other accounts.

(b)	Amounts for Overhaul reserve represent reimbursements to lessees for overhauls performed and amounts transferred to buyers for aircraft sold and is included in Other liabilities in the consolidated balance sheet.

AIG 2008 Form 10-K    345