Form 10-K/A
period 2008-12-31
AMERICAN INTERNATIONAL GROUP INC
filed 2009-03-13
CIK 5272

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission file number 1-8787
American International Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-2592361

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

70 Pine Street, New York, New York	10270

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (212) 770-7000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, Par Value $2.50 Per Share	New York Stock Exchange
5.75% Series A-2 Junior Subordinated Debentures	New York Stock Exchange
4.875% Series A-3 Junior Subordinated Debentures	New York Stock Exchange
6.45% Series A-4 Junior Subordinated Debentures	New York Stock Exchange
7.70% Series A-5 Junior Subordinated Debentures	New York Stock Exchange
Corporate Units (composed of stock purchase contracts and junior subordinated debentures)	New York Stock Exchange
NIKKEI 225® Index Market Index Target-Term Securities®due January 5, 2011	NYSE Arca
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

EXPLANATORY NOTE
This amendment to the Annual Report on Form 10-K for the year ended December 31, 2008 (Amendment No. 1) is being filed solely for the purpose of amending the Exhibit List under Item 15(b) of Part IV of the Annual Report on Form 10-K for the year ended December 31, 2008 of American International Group, Inc. (AIG) (2008 Annual Report on Form 10-K). All other Items of the 2008 Annual Report on Form 10-K are unaffected by the change described above and have been omitted from this amendment.

The Exhibit Index listed under Part IV, Item 15(b) of AIG’s 2008 Annual Report on Form 10-K is hereby amended such that the Shortfall Agreement, dated as of November 25, 2008, as amended as of December 18, 2008, between Maiden Lane III LLC and AIG Financial Products Corp. is incorporated by reference as follows:

Exhibit Number	Description	Location
(87)(a)	Amendment No. 1 to the Shortfall Agreement, dated as of November 25, 2008, between Maiden Lane III LLC and AIG Financial Products Corp.	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on December 24, 2008 (File No. 1-8787).
(87)(b)
Shortfall Agreement, dated as of November 25, 2008, as amended as of December 18, 2008, between Maiden Lane III LLC and AIG Financial Products Corp. (Portions of the exhibit have been omitted pursuant to a request for confidential treatment.)
Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K/A (Amendment No. 1) filed with the SEC on January 14, 2009 (File No. 1-8787).

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th of March, 2009.

AMERICAN INTERNATIONAL GROUP, INC.
By /s/ Edward M. Liddy
(Edward M. Liddy, Chairman and
Chief Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 13th of March, 2009.

Signature	Title
/s/ Edward M. Liddy (Edward M. Liddy)	Chief Executive Officer and Director (Principal Executive Officer)
/s/ David L. Herzog (David L. Herzog)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ Joseph D. Cook (Joseph D. Cook)	Vice President and Controller (Principal Accounting Officer)
* (Stephen F. Bollenbach)	Director
* (Dennis D. Dammerman)	Director
* (Martin S. Feldstein)	Director
* (George L. Miles, Jr.)	Director
* (Suzanne Nora Johnson)	Director
* (Morris W. Offit)	Director

Signature	Title
* (James F. Orr III)	Director
* (Virginia M. Rometty)	Director
* (Michael H. Sutton)	Director
* (Edmund S.W. Tse)	Director

By:	* /s/ Edward M. Liddy
Attorney-in-fact